Form 10-Q
period 2007-06-30
Bank of Marin Bancorp
filed 2007-08-08
CIK 1403475

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     June 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

 Commission File Number ____001-33572 ___________________________________

Bank of Marin Bancorp
(Exact name of Registrant as specified in its charter)

California	20-8859754
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

504 Redwood Blvd., Suite 100, Novato, CA	94947
(Address of principal executive office)	(Zip Code)

Registrant’s telephone number, including area code:  (415) 927-2265

Not Applicable

(Former name or former address, if changes since last report)

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒ No  ☐ (See Explanatory Note.)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer.

Large accelerated filer ☐	Accelerated filer ☒	Non accelerated filer ☐

Indicate by check mark if the registrant is a shell company, in Rule 12b(2) of the Exchange Act.     Yes    ☐         No ☒

As of July 31, 2007 there were 5,166,642 shares of common stock outstanding.

Bank of Marin

Explanatory Note

Bank of Marin Bancorp is the successor registrant to Bank of Marin pursuant to an 8-K filed with the SEC on June 29, 2007.

On July 1, 2007 (the “Effective Date”), a bank holding company reorganization was completed whereby Bank of Marin Bancorp became the parent holding company for Bank of Marin.  On the Effective Date, each outstanding share of Bank of Marin common stock was converted into one share of Bank of Marin Bancorp common stock and Bank of Marin became a wholly-owned subsidiary of the holding company.  Prior to the Effective Date, Bank of Marin filed reports and proxy statements with the Federal Deposit Insurance Corporation (“FDIC”) pursuant to Sections 12 of the Securities Exchange Act of 1934 (the “’34 Act”).

The financial statements and discussion thereof contained in this report relate to Bank of Marin only.  Prior to the Effective Date, Bank of Marin Bancorp conducted no operations and had no material assets or liabilities.

This report refers to several previous filings made by Bank of Marin with the FDIC pursuant to the ’34 Act.  Copies of these filing are available by requesting them in writing or by phone from:

Corporate Secretary
Bank of Marin
504 Redwood Blvd., Suite 100
Novato, CA 94947
415-763-4523

Copies of such filings are also available on Bank of Marin’s website at www.bankofmarin.com. This website address is for information only and is not intended to be an active link, or to incorporate any website information into this document.

Bank of Marin

Bank of Marin

CONDENSED STATEMENT OF CONDITION
at June 30, 2007 and December 31, 2006

(in thousands, except share data - 2007 unaudited)	June 30, 2007	December 31, 2006

Assets
Cash and due from banks	$29,319	$37,283
Fed funds sold	76,500	1,500
Cash and cash equivalents	105,819	38,783

Investment securities
Held to maturity, at amortized cost	15,161	14,159
Available for sale (at fair market value, amortized cost $88,054 at 6/30/07 and $76,231 at 12/31/06)	86,740	75,214
Total investment securities	101,901	89,373

Loans, net of allowance for loan losses of $7,053 at 6/30/07 and $8,023 at 12/31/06)	646,871	711,755
Bank premises and equipment, net	8,216	8,446
Interest receivable and other assets	27,570	28,221

Total assets	$890,377	$876,578

Liabilities and Stockholders' Equity

Liabilities
Deposits
Non-interest bearing	$204,335	$206,201
Interest bearing
Transaction accounts	74,387	75,993
Savings and money market	409,795	365,850
Time	87,960	88,653
Total deposits	776,477	736,697
Federal funds purchased and Federal Home Loan Bank borrowings	10,000	39,400
Subordinated debenture	5,000	5,000
Interest payable and other liabilities	14,750	5,956

Total liabilities	806,227	787,053

Stockholders' Equity
Common stock, no par value
Authorized - 15,000,000 shares
Issued and outstanding - 5,190,791 shares at 6/30/07 and 5,366,416 at 12/31/06	53,032	61,355
Retained earnings	31,880	28,760
Accumulated other comprehensive loss, net	(762)	(590)

Total stockholders' equity	84,150	89,525

Total liabilities and stockholders' equity	$890,377	$876,578

The accompanying notes are an integral part of these condensed financial statements.

Bank of Marin

CONDENSED STATEMENT OF OPERATIONS
for the six months ended June 30, 2007 and June 30, 2006

(in thousands, except per share amounts - unaudited)	June 30, 2007	June 30, 2006

Interest income
Interest and fees on loans held in portfolio	$25,723	$25,734
Interest on auto loans held for sale	2,062	---
Interest on investment securities
U.S. Treasury securities	8	43
Securities of U.S. Government agencies	1,651	1,820
Obligations of state and political subdivisions (tax exempt)	229	317
Corporate debt securities and other	221	140
Interest on Federal funds sold	417	92
Total interest income	30,311	28,146

Interest expense
Interest on interest bearing transaction accounts	151	152
Interest on savings and money market deposits	7,170	4,499
Interest on time deposits	1,751	1,945
Interest on borrowed funds	764	800
Total interest expense	9,836	7,396

Net interest income	20,475	20,750
Provision for loan losses	140	502
Net interest income after provision for loan losses	20,335	20,248

Non-interest income
Service charges on deposit accounts	569	498
Wealth Management Services	573	523
Net gain on indirect auto portfolio	710	---
Other income	1,049	918
Total non-interest income	2,901	1,939

Non-interest expense
Salaries and related benefits	8,126	8,024
Occupancy and equipment	1,439	1,171
Depreciation and amortization	611	443
Data processing	843	717
Other expense	2,700	2,480
Total non-interest expense	13,719	12,835
Income before provision for income taxes	9,517	9,352

Provision for income taxes	3,640	3,801
Net income	$5,877	$5,551

Net income per common share:
Basic	$1.13	$1.05
Diluted	$1.09	$0.99

Weighted average shares used to compute net income per common share:
Basic	5,209	5,285
Diluted	5,376	5,588

Dividends declared per common share	$0.25	$0.22

The accompanying notes are an integral part of these condensed financial statements.

Bank of Marin

CONDENSED STATEMENT OF OPERATIONS
for the three months ended June 30, 2007, March 31, 2007 and June 30, 2006

(in thousands, except per share amounts - unaudited)	June 30, 2007	March 31, 2007	June 30, 2006

Interest income
Interest and fees on loans held in portfolio	$13,027	$12,696	$13,061
Interest on auto loans held for sale	954	1,108	---
Interest on investment securities
U.S. Treasury securities	---	8	20
Securities of U.S. Government agencies	809	842	914
Obligations of state and political subdivisions (tax exempt)	111	118	150
Corporate debt securities and other	123	98	69
Interest on Federal funds sold	415	2	88
Total interest income	15,439	14,872	14,302

Interest expense
Interest on interest bearing transaction accounts	74	77	80
Interest on savings and money market deposits	3,778	3,392	2,474
Interest on time deposits	882	869	963
Interest on borrowed funds	227	537	406
Total interest expense	4,961	4,875	3,923

Net interest income	10,478	9,997	10,379
Provision for loan losses	75	65	242
Net interest income after provision for loan losses	10,403	9,932	10,137

Non-interest income
Service charges on deposit accounts	321	248	248
Wealth Management Services	298	275	267
Net gain on indirect auto portfolio	190	520	---
Other income	584	465	482
Total non-interest income	1,393	1,508	997

Non-interest expense
Salaries and related benefits	4,163	3,963	4,112
Occupancy and equipment	729	710	602
Depreciation and amortization	310	301	224
Data processing	425	418	361
Other expense	1,403	1,297	1,294
Total non-interest expense	7,030	6,689	6,593
Income before provision for income taxes	4,766	4,751	4,541

Provision for income taxes	1,863	1,777	1,900
Net income	$2,903	$2,974	$2,641

Net income per common share:
Basic	$0.56	$0.57	$0.50
Diluted	$0.54	$0.55	$0.47

Weighted average shares used to compute net income per common share:
Basic	5,187	5,231	5,324
Diluted	5,329	5,417	5,597

Dividends declared per common share	$0.13	$0.12	$0.12

The accompanying notes are an integral part of these condensed financial statements.

Bank of Marin

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
for the year ending December 31, 2006 and the six months ended June 30, 2007
			Accumulated Other
				Comprehensive
	Common Stock		Retained	Loss,
(dollar amounts in thousands - 2007 unaudited)	Shares	Amount	Earnings	Net of Taxes	Total
Balance at December 31, 2005	4,960,248	$50,957	$28,030	$(766)	$78,221
Comprehensive income:
Net income	---	---	11,883	---	11,883
Other comprehensive income
Net change in unrealized loss on available for sale securities (net of tax liability of $128)	---	---	---	176	176
Comprehensive income	---	---	11,883	176	12,059
Stock options exercised	258,207	3,307	---	---	3,307
Tax benefit from exercised stock options	---	1,394	---	---	1,394
Stock repurchased, including commission costs	(115,625)	(3,968)	---	---	(3,968)
Stock-based compensation	---	555	---	---	555
Stock issued on 5% dividend declared on April 13	250,658	8,678	(8,705)	---	(27)
Cash dividends paid	---	---	(2,448)	---	(2,448)
Stock issued in payment of director fees	12,928	432	---	---	432
Balance at December 31, 2006	5,366,416	$61,355	$28,760	$(590)	$89,525
Cummulative-effect adjustment of adoption of SFAS No.159	---	---	(1,452)	---	(1,452)
Comprehensive income:
Net income	---	---	5,877	---	5,877
Other comprehensive income
Net change in unrealized loss on available for sale securities (net of tax benefit of $125)	---	---	---	(172)	(172)
Comprehensive income	---	---	5,877	(172)	5,705
Stock options exercised	108,516	1,559	---	---	1,559
Tax benefit from exercised stock options	---	724	---	---	724
Stock repurchased, including commission costs	(289,692)	(11,055)	---	---	(11,055)
Stock-based compensation		255			255
Cash dividends paid	---	---	(1,305)		(1,305)
Stock issued in payment of director fees	5,551	194	---	---	194
Balance at June 30, 2007	5,190,791	$53,032	$31,880	$(762)	$84,150

The accompanying notes are an integral part of these condensed financial statements.

Bank of Marin

CONDENSED STATEMENT OF CASH FLOWS
for six months ended June 30, 2007 and 2006

(in thousands - unaudited)	June 30, 2007	June 30, 2006

Cash Flows from Operating Activities:
Net income	$5,877	$5,551
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	140	502
Compensation payable in common stock	141	240
Stock-based compensation expense	255	283
Excess tax benefits from exercised stock options	(621)	(956)
Amortization and accretion of investment security premiums, net	93	315
Depreciation and amortization	611	443
Net gain on indirect auto portfolio	(710)	---
Net change in operating assets and liabilities:
Interest receivable	537	176
Interest payable	52	74
Deferred rent and other rent-related expenses	59	---
Other assets	1,286	(1,802)
Other liabilities	9,460	903
Total adjustments	11,303	178
Net cash provided by operating activities	17,180	5,729

Cash Flows from Investing Activities:
Purchase of securities held-to-maturity	(2,056)	---
Purchase of securities available-for-sale	(19,454)	(7,976)
Proceeds from paydowns/maturity of:
Securities held-to-maturity	1,000	5,330
Securities available-for-sale	7,592	6,615
Proceeds from sale of indirect auto loans	76,681	---
Loans originated and principal collected, net	(13,726)	(18,894)
Additions to premises and equipment	(381)	(1,737)
Net cash provided by (used in) investing activities	49,656	(16,662)

Cash Flows from Financing Activities:
Net increase in deposits	39,780	22,005
Proceeds from stock options exercised	1,559	1,669
Net decrease in Federal Funds purchased and Federal Home Loan Bank borrowings	(29,400)	(700)
Common stock repurchased	(11,055)	---
Dividends paid in cash	(1,305)	(1,141)
Cash paid for fractional shares	---	(27)
Excess tax benefits from exercised stock options	621	956
Net cash provided by financing activities	200	22,762

Net increase in cash and cash equivalents	67,036	11,829

Cash and cash equivalents at beginning of period	38,783	22,262

Cash and cash equivalents at end of period	$105,819	$34,091

Non-Cash Transactions: The six months ended June 30, 2007 reflected a cumulative-effect adjustment of the adoption of SFAS No. 159, which included non-cash decreases to net loans of $2.5 million and retained earnings of $1.5 million, and a non-cash increase to other assets of $1.0 million.

The accompanying notes are an integral part of these condensed financial statements.

Bank of Marin

NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 1:  Basis of Presentation

On July 1, 2007 (the “Effective Date”), a bank holding company reorganization was completed whereby Bank of Marin Bancorp became the parent holding company for Bank of Marin ( the “Bank”).  On the Effective Date, each outstanding share of the Bank was converted into one share of Bank of Marin Bancorp and the Bank became a wholly-owned subsidiary of the holding company. The condensed financial statements and accompanying footnotes are those of Bank of Marin, since prior to the Effective Date, Bank of Marin Bancorp had no material assets or liabilities.

In the opinion of Management, the unaudited interim condensed financial statements contain all adjustments necessary to present fairly the financial position, results of operations, changes in stockholders' equity and cash flows for the Bank. All adjustments are of a normal, recurring nature.

Effective January 1, 2007, the Bank elected early adoption of SFAS No.159, The Fair Value Option for Financial Assets and Financial Liabilities and SFAS No. 157, Fair Value Measurements. SFAS No. 159 generally permits the measurement of selected eligible financial instruments at fair value at specified election dates. Upon adoption of SFAS No. 159, the Bank selected the fair value option for its auto loan portfolio, which was subsequently sold on June 5, 2007. For further information on the financial effect of SFAS Nos. 159 and 157 see Note 2 below.

Certain information and footnote disclosures presented in the Bank's annual financial statements are not included in the interim condensed financial statements.  Accordingly, the accompanying unaudited interim condensed financial statements should be read in conjunction with the Bank's 2006 Annual Report to Stockholders, which is incorporated by reference in the Bank's 2006 Annual Report on Form 10-K.  The results of operations for the six months ended June 30, 2007 are not necessarily indicative of the operating results for the full year.

The following table shows weighted average basic shares, potential common shares related to stock options, and weighted average diluted shares used in calculating earnings per share.  Basic earnings per share are based upon the weighted average number of common shares outstanding during each period.  Diluted earnings per share are based upon the weighted average number of common shares and potential common shares outstanding during each period.

	Three months ended			Six months ended
(in thousands)	June 30, 2007	March 31, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Weighted average basic shares outstanding	5,187	5,231	5,324	5,209	5,285
Add: Potential common shares related to stock options	142	186	273	167	303
Weighted average diluted shares outstanding	5,329	5,417	5,597	5,376	5,588
Anti-dilutive shares not included in the calculation of diluted earnings per share	67	0	32	0	16

Net income	$2,903	$2,974	$2,641	$5,877	$5,551
Earnings per share (basic)	$0.56	$0.57	$0.50	$1.13	$1.05
Earnings per share (diluted)	$0.54	$0.55	$0.47	$1.09	$0.99

Bank of Marin

Note 2:  Fair Value Measurement

Effective January 1, 2007, the Bank adopted SFAS 157, Fair Value Measurements, concurrent with its early adoption of SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 157 clarifies the definition of fair value, describes methods used to appropriately measure fair value in accordance with generally accepted accounting principles and expands fair value disclosure requirements. This statement applies whenever other accounting pronouncements require or permit fair value measurements. SFAS No. 159 generally permits the measurement of selected eligible financial instruments at fair value at specified election dates.

The Bank performs fair-market valuations on certain assets as a result of the application of accounting guidelines that were in effect prior to the adoption of SFAS No. 157. In addition, in conjunction with the Bank’s decision to sell its auto portfolio, on January 1, 2007 the Bank elected the fair value measurement option for its indirect auto loan portfolio under the early adoption provisions of SFAS No. 159. The sale of the indirect auto portfolio was concluded on June 5, 2007. The following table summarizes the Bank’s financial instruments that were measured at fair value on a recurring basis at June 30, 2007.

(Dollars in thousands)
Description of Financial Instruments	June 30, 2007	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)

Securities available for sale	$86,740	$86,740	$	---	$	---
Derivative financial instruments	409	---		409		---
Total	$87,149	$86,740		$409	$	---

Securities available for sale are valued based upon open-market quotes obtained from reputable third-party brokers. Market pricing is based upon specific CUSIP identification for each individual security. Changes in fair market value are recorded in other comprehensive income.

The fair value of derivative financial instruments is based on the present value of future expected cash flows from those instruments discounted at market forward rates. The fair value of derivative financial instruments is provided by a third party. Changes in fair market value are recorded in other non-interest income for fair value hedges using short-cut hedge accounting treatment and are recorded in interest income for fair value hedges not qualifying for short-cut hedge accounting treatment.

Bank of Marin

The following table presents a reconciliation of retained earnings at the initial adoption of SFAS No. 159 for the Bank’s auto loan portfolio.

	January 1, 2007	Net Gain (Loss)		January 1, 2007
(Dollars in thousands)	Prior to Adoption	Upon Adoption		After Adoption
Assets
Auto loans, net	$83,327	$(2,499)	(a)	$80,828

Pre-tax cummulative effect of adoption of the fair value option		(2,499)

Increase in deferred tax asset		1,047

Cummulative effect of adoption of the fair value option (charge to retained earnings)		$(1,452)

(a)
The $2.5 million loss on loans that was recorded as part of the cumulative-effect adjustment to retained earnings upon initial adoption of SFAS No. 159 is net of $1.0 million that was removed from the allowance for loan losses.

Pre-tax non-recurring net gains of $190 thousand and $520 thousand were recorded in the second and first quarters of 2007, respectively. The gain on the indirect auto portfolio in the first quarter of 2007 represents the change in fair value of the portfolio during the period. The portion of this change attributable to changes in credit risk is not significant. The fair values at January 1, 2007 and at March 31, 2007 were calculated by a professional valuation firm using fair value hierarchy level two, “Significant Observable Inputs,” based on the weighted averages for the following criteria: original term of the underlying loans, remaining term, interest rate, FICO credit score and vehicle year. Also included was the vehicle mix (new/used). Cash flows for the remaining term of the loans were discounted using Treasury rates plus a spread above the Treasury rates that was applied based upon recent sales of similar assets. The gain in the second quarter of 2007 represents the pre-tax gain on sale based on actual proceeds net of selling expenses.

Note 3:  Allowance for Loan Losses and Non Accrual Loans

The allowance for loan losses is maintained at levels considered adequate by management to provide for probable loan losses inherent in the portfolio. The allowance is based on management's assessment of various factors affecting the loan portfolio, including problem loans, economic conditions and loan loss experience, and an overall evaluation of the quality of the underlying collateral.

Bank of Marin

Activity in the allowance for loan losses follows:

	Three months ended			Six months ended
(in thousands - unaudited)	June 30, 2007	March 31, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Beginning balance	$7,042	$8,023	$7,340	$8,023	$7,115
Cumulative-effect adjustment of adoption of SFAS No. 159	---	(1,048)	---	(1,048)	---
Provision for loan loss charged to expense	75	65	242	140	502
Loans charged off	(77)	(1)	(88)	(78)	(166)
Loan loss recoveries	13	3	25	16	68
Ending balance	$7,053	$7,042	$7,519	$7,053	$7,519

Total loans held in portfolio at end of period, before deducting allowance for loan losses	$653,924	$656,116	$705,457	$653,924	$705,457
Ratio of allowance for loan losses to loans held in portfolio	1.08%	1.07%	1.07%	1.08%	1.07%
Nonaccrual loans at period end	$5	$117	$2,608	$5	$2,608

At December 31, 2006 nonaccrual loans totaled $49 thousand. The nonaccrual balance at June 30, 2006 primarily relates to one commercial loan that was sold in the fourth quarter of 2006.

Note 4:  Stockholders’ Equity

Upon the adoption of SFAS No. 159 for its indirect auto loan portfolio, the Bank recorded a cumulative-effect adjustment as a charge to retained earnings totaling $1.5 million. See Note 2.

In October 2006, the Bank received approval from the California Department of Financial Institutions (DFI) and the Federal Deposit Insurance Corporation (FDIC) to buy back up to 10%, or approximately 545,884 of the Bank’s 5,458,838 then-outstanding shares, not to exceed $15 million.  The repurchase program allowed the Bank to purchase common shares for a period of approximately twelve months from the approval date in the open market or in privately negotiated transactions. In 2006, the Bank purchased 115,625 shares at prices ranging from $32.43 to $36.25 for a total cost of $4.0 million.  In the first quarter of 2007, the Bank purchased an additional 289,692 shares at prices ranging from $36.05 to $39.10 for a total cost of $11.1 million, thereby completing the share repurchase under the approved program.  The Bank executed these transactions pursuant to the Securities and Exchange Commission’s Rule 10b-18.  All shares repurchased were made in open market transactions and were part of the publicly announced repurchase program.

Bank of Marin

A summary of the Bank’s cash dividends, which are recorded as a reduction of retained earnings, is presented below.

	Three months ended			Six months ended
(in thousands except per share - unaudited)	June 30, 2007	March 31, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Cash dividends	$680	$625	$641	$1,305	$1,141
Cash dividends per share	$0.13	$0.12	$0.12	$0.25	$0.22

Included in cash dividends during the second quarter of 2007 is $5 thousand paid to shareholders in connection with the redemption of all the preferred share purchase rights issued pursuant to the Bank’s Rights Agreement of August 11, 2003. The redemption, in anticipation of the formation of a bank holding company, was effective June 14, 2007 at a redemption price of $0.001 per right. On that same day, Bank of Marin Bancorp’s Board of Directors executed a Rights Agreement substantially similar to the Bank’s agreement and has issued replacement rights under the new Rights Agreement to shareholders of record as of July 23, 2007. The Bank of Marin Bancorp Rights Agreement is designed to discourage takeovers that involve abusive tactics or do not provide fair value to shareholders.

Under SFAS No. 123R which was implemented in January 2006, the fair value of stock options on the grant date is recorded as an expense on the income statement over the service period with a corresponding increase in common stock.  In addition, the Bank records tax benefits on exercised stock options which are accounted for as an addition to common stock with a corresponding decrease in accrued tax liability. See Note 5 for further information on accounting for stock options and share-based payments.

Stock-based compensation and tax benefits on exercised options are shown below.

	Three months ended			Six months ended
(in thousands - unaudited)	June 30, 2007	March 31, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Stock-based compensation	$133	$122	$121	$255	$283
Tax benefits on exercised options	$126	$598	$737	$724	$956

Bank of Marin

Note 5: Stock Options

On January 1, 2006 the Bank adopted the provisions of Statement of Financial Accounting Standard No. 123R (SFAS No. 123R), Share-Based Payment, which requires that all share-based payments to employees, including stock options, be recognized as an expense in the income statement based on the grant date fair value of the award with a corresponding increase in common stock.  The fair value, as defined in SFAS No. 123R, is amortized over the implied service period, which is generally the vesting period.

As of May 8, 2007, the 2007 Equity Plan was approved by shareholders. The 2007 Equity Plan was subsequently adopted by Bank of Marin Bancorp as part of the holding company formation described in Note 1.  Awards under the 2007 Equity Plan will now relate to shares of common stock of Bank of Marin Bancorp. All new stock-based compensation awards from the approval date are granted through the 2007 Equity Plan.

The 2007 Equity plan provides financial incentives for selected employees, advisors and non-employee directors. Terms of the plan provide for the issuance of up to 500,000 shares of common stock for these employees, advisors and non-employee directors. The Compensation Committee of the Board of Directors has the authority, in its discretion to determine those employees, advisors and non-employee directors who will receive an award, the timing of awards, the vesting schedule for each award, the type of award to be granted, the number of shares of Bancorp stock to be subject to each option and restricted stock award, and all other terms and conditions of any award.

The Bank has two additional stock option plans, the 1999 Stock Option Plan and the 1989 Stock Option Plan for full-time, salaried officers and employees who have substantial responsibility for the successful operation of the Bank.  Upon approval of the 1999 Stock Option Plan, no new awards were granted under the 1989 Stock Option Plan. Upon approval of the 2007 Equity Plan, no new awards were granted under the 1999 Stock Option Plan.

Terms of the 1999 Stock Option Plan and the 1989 Stock Option Plan provided for the issuance of up to 1,115,629 and 975,189 shares, respectively, of common stock for these officers and employees. Options representing common shares totaling 398,754 and 30,782 have been awarded but not exercised under the 1999 Stock Option Plan and the 1989 Stock Option Plan, respectively, as of June 30, 2007. Terms of the 1999 Stock Option and the 1989 Stock Option plans also provided for the issuance of up to 190,965 and 192,113 shares, respectively, for non-employee directors. Options representing 48,828 common shares have been awarded but not exercised by directors under the 1999 Stock Option Plan and zero under the 1989 Stock Option Plan.

Stock options granted pursuant to the 1989 and 1999 Stock Option Plans were subsequently adopted by Bank of Marin Bancorp as part of the holding company formation described in Note 1.  Stock options under these plans will now relate to shares of common stock of Bank of Marin Bancorp.

Options are issued at the fair market value of the stock at the date of grant.  Options to officers and employees granted prior to January 1, 2006 vested 20% immediately and 20% on each anniversary of the grant for four years. Options granted subsequent to January 1, 2006 vested 20% on each anniversary of the grant for five years.  All officer and employee options expire ten years from the grant date. Options granted to non-employee directors vest 20% immediately and 20% on each anniversary of the grant for four years. Director options expire seven years from the grant date.

Bank of Marin

A summary of activity for the Bank’s options for the first two quarters of 2007 is presented below.

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted Average Remaining Contractual Term (in years)
For the quarter ending March 31, 2007:

Options outstanding at December 31, 2006	546,265	$20.69	---	---
Granted	---	---	---	---
Cancelled/forfeited	(2,443)	28.60	---	---
Exercised	(83,582)	14.88	$1,895	---
Options outstanding at March 31, 2007	460,240	21.70	$6,379	5.5
Exercisable (vested) at March 31, 2007	308,035	$16.93	$5,739	4.2

For the quarter ending June 30, 2007:

Options outstanding at March 31, 2007	460,240	$21.70	---	---
Granted	54,551	34.87	---	---
Cancelled/forfeited	(1,442)	30.31	---	---
Exercised	(24,934)	12.65	$572	---
Options outstanding at June 30, 2007	488,415	23.61	$4,415	6.0
Exercisable (vested) at June 30, 2007	312,494	$18.38	$4,459	4.6

As of June 30, 2007 there was $1.2 million of total unrecognized compensation related to non-vested stock options.  This cost is expected to be recognized over a weighted average period of approximately 15.8 months.

The Bank determines fair value at grant date using the Black-Scholes pricing model that takes into account the stock price at the grant date, the exercise price, the expected dividend yield and the risk-free interest rate over the expected life of the option. The Black-Scholes model requires the input of highly subjective assumptions including the expected life of the stock-based award and stock price volatility.  The estimates used in the model involve inherent uncertainties and the application of management judgment.  As a result, if other assumptions had been used, the Bank’s recorded stock-based compensation expense could have been materially different from that reflected in these financial statements.  In addition, the Bank is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest.  If the Bank’s actual forfeiture rate is materially different from the estimate, the share-based compensation expense could be materially different.

Bank of Marin

Assumptions used in the Bank’s pricing model are shown below.

	June 30, 2007	December 31, 2006
Risk-free interest rate	4.64%	5.06%
Expected dividend yield	1.38%	1.37%
Expected life in years	7	7
Expected price volatility	12.30%	12.53%

Note 6: Financial Instruments with Off-Balance Sheet Risk

The Bank makes commitments to extend credit in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit in the form of loans or through standby letters of credit. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements.

The Bank is exposed to credit loss in the contract amount of the commitment in the event of non-performance by the borrower. The Bank uses the same credit policies in making commitments as it does for on-balance sheet instruments and evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by the Bank is based on management's credit evaluation of the borrower. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, and real property.

The contract amount of loan commitments not reflected on the statement of condition was $213.4 million at June 30, 2007.  This amount included $104.3 million under commercial lines of credit (these commitments are contingent upon customers maintaining specific credit standards), $58.3 million under revolving home equity lines and $36.2 million under undisbursed construction loans.  The Bank has set aside an allowance for losses in the amount of $427 thousand for these commitments, which is recorded in "interest payable and other liabilities."

The contract amount of loan commitments not reflected on the statement of condition was $218.8 million at December 31, 2006.  This amount included $106.4 million under commercial lines of credit, $58.9 million under revolving home equity lines and $38.0 million under undisbursed construction loans.  As of December 31, 2006 the Bank had set aside an allowance for loan losses of $438 thousand for these commitments.

Note 7: Derivative Financial Instruments and Hedging Activities

The Bank has entered into interest-rate swaps, primarily as an asset/liability management strategy, in order to hedge the change in the fair value of both long-term fixed-rate loans and firm commitments to enter into long-term fixed-rate loans due to changes in interest rates.  Such hedges allow the Bank to offer long-term fixed rate loans to customers without assuming the interest rate risk of a long-term asset by swapping the Bank's fixed-rate interest stream for a floating-rate interest stream tied to one-month LIBOR.  Such modification of the interest characteristics of the loan protects the Bank against an adverse effect on earnings and the net interest margin due to fluctuating interest rates.

During the second quarter of 2007, the Bank’s forward swap was designated to offset the change in fair value of a loan originated during the period.  The fair value of the related yield maintenance agreement totaling $69 thousand at the date of designation is being amortized to interest income using the effective yield method over the life of the loan.

Bank of Marin

The two interest rate swaps held by the Bank are scheduled to mature in June of 2020 and June of 2022.  Information on the Bank’s hedges follows:

(in thousands)	Fair Value Swap (Shortcut Accounting Treatment)	Fair Value Swap (Non-shortcut Accounting Treatment)	Yield Maintenance Agreement
At June 30, 2007:
Notional or contractual amount	$7,344	$8,300	---
Credit risk amount (1)	403	6	---
Estimated net fair value	403	6	69

At December 31, 2006:
Notional or contractual amount	$7,513	$8,300	$8,300
Credit risk amount (1)	220	---	295
Estimated net fair value	220	(295)	295

	Three months ended			Six months ended
	June 30, 2007	March 31, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Fair Value Swap (Shortcut Accounting Treatment):
Weighted average pay rate	4.59%	4.59%	4.59%	4.59%	4.59%
Weighted average receive rate	5.32%	5.32%	5.02%	5.32%	4.79%

Fair Value Swap (Non-Shortcut Accounting Treatment):
Weighted average pay rate	5.54%	5.54%	5.54%	5.54%	5.54%
Weighted average receive rate	5.32%	5.32%	5.02%	5.32%	4.79%

Yield maintenance agreement
Weighted average receive rate (2)	5.15%	5.15%	5.15%	5.15%	5.15%

Gain (loss) on designated and undesignated interest rate contracts	482	2	357	484	429
(Decrease) increase in value of designated loans and yield maintenance agreement qualifying as derivatives	(483)	(2)	(357)	(485)	(429)
Net gain (loss) on derivatives used to hedge loans recorded in income	$(1)	$0	$0	$(1)	$0

1
Credit risk represents the amount of unrealized gain included in derivative assets which is subject to counterparty credit risk. It reflects the effect of master netting agreements and includes credit risk on  virtual derivatives.

2	Tax equivalent yield equals 8.26%.

An insignificant amount of ineffectiveness was recorded in interest income during the three months ended June 30, 2007.  The full change in value of swaps was included in the assessment of hedge effectiveness.

Note 8: Subsequent Events

On July 1, 2007 (the “Effective Date”), a bank holding company reorganization was completed whereby Bank of Marin Bancorp (“Bancorp”) became the parent holding company for Bank.  On the Effective Date, each outstanding share of the Bank was converted into one share of Bancorp and the Bank became a wholly-owned subsidiary of the holding company.  Bancorp assumed the ticker symbol BMRC which was formerly used by Bank of Marin.

As discussed in Note 4, pursuant to Bancorp’s Rights Agreement of June 14, 2007, Bancorp declared a dividend of one preferred share purchase right for each outstanding share of common stock, no par value, of Bancorp. The dividend was paid July 23, 2007 to shareholders of record on that date. Each right entitles the registered holder to purchase from Bancorp one one-hundredth of a share of Series A Junior Participating Preferred Stock, no par value of Bancorp at a price of $125 per one one-hundredth of a Preferred share, subject to adjustment. The Rights Agreement is designed to discourage takeovers that involve abusive tactics or do not provide fair value to shareholders. The Rights Agreement replaces a similar Rights Agreement that existed at the Bank level prior to the holding company formation.

Bank of Marin

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In the following pages, Management discusses its analysis of the Bank's financial condition and results of operations for the second quarter of 2007 compared to the second quarter of 2006 and to the prior quarter (first quarter of 2007), as well as the first six months of 2007 compared to the same period in 2006. This discussion should be read in conjunction with the related financial statements and with the audited financial statements and accompanying notes included in the Bank's 2006 Annual Report to Stockholders.  Average balances, including balances used in calculating certain financial ratios, are generally comprised of average daily balances.

Holding Company

On May 8, 2007 the Bank’s shareholders approved the formation of a bank holding company.  On July 1, 2007, the holding company, Bank of Marin Bancorp, was formed with Bank of Marin as its wholly owned subsidiary. The holding company is expected to provide flexibility in meeting the financing needs of the Bank and in responding to evolving changes in the banking and financial services industries. See Notes 1 and 8.

Forward-looking Statements

The discussion of financial results includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the "1933 Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "1934 Act").  Those sections of the 1933 Act and 1934 Act provide a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about their financial performance so long as they provide meaningful, cautionary statements identifying important factors that could cause actual results to differ significantly from projected results.

The Bank's forward-looking statements include descriptions of plans or objectives of management for future operations, products or services, and forecasts of its revenues, earnings or other measures of economic performance.  Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts.  They often include the words "believe," "expect," "intend," "estimate," or words of similar meaning, or future or conditional verbs such as "will," "would," "should," "could," or "may."

Forward-looking statements are based on management's current expectations regarding economic, legislative, and regulatory issues that may impact the Bank's earnings in future periods.  A number of factors - many of which are beyond the Bank's control - could cause future results to vary materially from current management expectations.  Such factors include, but are not limited to, general economic conditions, changes in interest rates, deposit flows, real estate values and competition; changes in accounting principles, policies or guidelines; changes in legislation or regulation; and other economic, competitive, governmental, regulatory and technological factors affecting the Bank's operations, pricing, products and services.  These and other important factors are detailed in various Federal Deposit Insurance Corporation filings made periodically by the Bank, copies of which are available from:

Corporate Secretary
Bank of Marin
504 Redwood Blvd., Suite 100
Novato, CA 94947
415-763-4523

Bank of Marin

Copies of such filings are also available on Bank of Marin’s website at www.bankofmarin.com.  This website address is for information only and is not intended to be an active link, or to incorporate any website information into this document. Forward-looking statements speak only as of the date they are made.  The Bank does not undertake to update forward-looking statements to reflect circumstance or events that occur after the date the forward-looking statements are made or to reflect the occurrence of unanticipated events.

Critical Accounting Policies

Management considers three accounting policies to be critical: the Allowance for Loan Losses, Share-Based Payment and Fair Value Option for Financial Assets and Liabilities. Refer to the Bank’s 2006 Annual Report to Shareholders on Form 10-K pages 8 and 9 for a discussion of Allowance for Loan Losses and Share-Based Payment.

Effective January 1, 2007, the Bank elected early adoption of SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities and SFAS No. 157, Fair Value Measurements. SFAS No. 159 generally permits measurement of selected eligible financial instruments at fair value at specified election dates. Upon adoption of SFAS No. 159, the Bank selected the fair value option for its indirect auto loan portfolio. The changes in fair value of the selected financial instruments after the initial adoption at each balance sheet date were recorded through earnings prior to the sale of the portfolio on June 5, 2007. The Bank determined fair value at January 1, 2007 and March 31, 2007 based on certain criteria including weighted average interest rate, remaining term and FICO credit score. The expected cash flows were discounted using Treasury rates and a spread above the Treasury rate was applied based on recent sales of similar assets. (See Note 2.) The assumptions represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management’s judgment. As a result, if other assumptions had been used, the Bank’s recorded unrealized gain in the first quarter of 2007 could have been materially different from that reflected in these financial statements.

As a result of the Bank’s fair value measurement election for the auto loan portfolio, the Bank recorded a cumulative-effect adjustment of $1.5 million, net of tax, as a reduction of retained earnings as of January 1, 2007. In addition, $190 thousand and $520 thousand of pre-tax net gains were recorded in the Bank’s second and first quarter earnings, respectively (2 cents and 6 cents per diluted share, respectively,  on an after-tax basis), representing the change in fair value of such instruments during those periods after giving effect to the cumulative-effect adjustment.

Executive Summary

The majority of the Bank’s assets and liabilities are monetary.  As a result, movement of interest rates plays a large part in the risk to its earnings.  In 2006, the Bank’s earnings were impacted by interest rate compression in which its deposit rates rose rapidly while loan rates remained flat.  The rise in deposit rates stemmed primarily from local market competition while loan rates reflected general economic conditions in which the interest yield curve was flat.  A more normal yield curve slopes upward giving a premium to longer term assets, such as term loans.  In 2007 local market competition for deposits eased in part due to softening loan demand. Members of the Bank’s Asset/Liability Management Committee monitor economic trends but cannot predict with certainty the movement of interest rates. The Committee is charged with developing interest rate strategies for various scenarios.

As part of the strategy for maintaining an adequate interest rate spread, the Bank sold its indirect auto loan portfolio in June 2007.  Management believes the sale of the indirect auto portfolio will improve the Bank’s net interest margin and provide a source of funding for higher-yielding relationship loans.  Management continually reviews the asset composition of the Bank in order to maximize earnings.

Bank of Marin

Bank management is constantly alert for opportunities to offset the risk of interest compression including offering new fee income services and expansion of the Bank franchise. The recent decision to create a bank holding company was made in order to provide additional flexibility in meeting financing needs of the Bank and to make it easier to acquire other banks and move into other financial services.

Banking is a highly regulated industry.  Bank management continually monitors its compliance with regulatory requirements including capital adequacy and liquidity.

RESULTS OF OPERATIONS
Overview

Highlights of the Bank's results are presented in the following table.

	As of and for the			As of and for the
(dollars in thousands	three months ended			six months ended
except per share data)	June 30, 2007	March 31, 2007	June 30, 2006	June 30, 2007	June 30, 2006
For the period:
Net income	$2,903	$2,974	$2,641	$5,877	$5,551
Net income per share
Basic	$0.56	$0.57	$0.50	$1.13	$1.05
Diluted	$0.54	$0.55	$0.47	$1.09	$0.99
Return on average equity	13.90%	14.36%	12.62%	14.13%	13.61%
Return on average assets	1.32%	1.39%	1.24%	1.36%	1.32%
Cash dividend payout ratio	23.21%	21.05%	24.00%	22.12%	20.95%
Efficiency ratio	59.22%	58.14%	57.96%	58.69%	56.57%
At period end:
Book value per share	$16.21	$15.81	$15.86	$16.21	$15.86
Total assets	$890,377	$881,550	$868,182	$890,377	$868,182
Total loans	$653,924	$736,115	$705,457	$653,924	$705,457
Total deposits	$776,477	$774,029	$743,177	$776,477	$743,177
Loan-to-deposit ratio	84.2%	95.1%	94.9%	84.2%	94.9%

Net Interest Income

Net interest income is the difference between the interest earned on loans, investments and other interest-earning assets and the interest expense on deposits and other interest-bearing liabilities. The table below indicates net interest income, net interest margin, and net interest rate spread for each period presented. Net interest margin is expressed as net interest income divided by average earning assets. Net interest rate spread is the difference between the average rate earned on total interest-earning assets and the average rate incurred on total interest-bearing liabilities. Both these measures are reported on a taxable-equivalent basis.  Net interest margin is the higher of the two because it reflects interest income earned on assets funded with non-interest bearing sources of funds, which include demand deposits and stockholders’ equity.

Bank of Marin

Distribution of Average Statements of Condition and Analysis of Net Interest Income

	Three months ended			Three months ended			Three months ended
	June 30, 2007			March 31, 2007			June 30, 2006
		Interest			Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
(in thousands)	Balance	Expense (1)	Rate (1)	Balance	Expense (1)	Rate (1)	Balance	Expense (1)	Rate (1)
Assets
Federal funds sold	$31,739	$415	5.24%	$121	$2	5.21%	$7,440	$88	4.73%
Investment securities
U.S. Treasury securities	0	0	0.00%	1,282	8	2.42%	3,324	20	2.50%
U.S. Government agencies	68,916	809	4.71%	68,872	842	4.96%	85,574	914	4.28%
Other	7,567	123	6.56%	7,992	98	4.99%	6,019	69	4.66%
Municipal bonds	12,201	148	4.84%	12,851	157	4.97%	15,982	204	5.15%
Loans and banker's acceptances (2)	711,502	13,981	7.88%	722,629	13,804	7.75%	692,481	13,061	7.56%
Total interest-earning assets	831,925	15,476	7.46%	813,747	14,911	7.43%	810,820	14,356	7.10%
Cash and due from banks	25,078			27,175			27,348
Bank premises and equipment, net	8,303			8,378			5,355
Interest receivable and other assets, net	16,564			16,702			12,383
Total assets	$881,870			$866,002			$855,906
Liabilities and Stockholders' Equity
Interest-bearing transaction accounts	$76,969	74	0.39%	$74,810	77	0.41%	$81,870	80	0.39%
Savings and money market accounts	405,754	3,778	3.73%	376,976	3,392	3.65%	343,030	2,474	2.89%
Time accounts	87,123	882	4.06%	88,010	869	4.01%	105,934	963	3.64%
Purchased funds	11,603	126	4.35%	35,063	438	5.06%	26,104	310	4.76%
Borrowed funds	5,000	101	8.04%	5,000	99	7.96%	5,000	96	7.67%
Total interest-bearing liabilities	586,449	4,961	3.39%	579,859	4,875	3.41%	561,938	3,923	2.80%
Demand accounts	205,394			195,891			205,777
Interest payable and other liabilities	6,263			6,234			4,241
Stockholders' equity	83,764			84,018			83,950
Total liabilities & stockholders' equity	$881,870			$866,002			$855,906

Net interest income		$10,515			$10,036			$10,433
Net interest margin			5.07%			5.00%			5.16%
Net interest rate spread			4.07%			4.02%			4.30%

		Six months ended			Six months ended
		June 30, 2007			June 30, 2006
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
(in thousands)	Balance	Expense (1)	Rate (1)	Balance	Expense (1)	Rate (1)
Assets
Federal funds sold	$16,017	$417	5.25%	$3,926	$92	4.70%
Investment securities
U.S. Treasury securities	638	8	2.42%	3,594	43	2.44%
U.S. Government agencies	68,894	1,651	4.83%	85,427	1,820	4.30%
Other	7,779	221	5.76%	6,017	140	4.71%
Municipal bonds	12,524	305	4.91%	16,796	435	5.24%
Loans and banker's acceptances (2)	717,025	27,785	7.81%	688,500	25,734	7.54%
Total interest-earning assets	822,877	30,387	7.45%	804,260	28,264	7.09%
Cash and due from banks	26,121			26,926
Bank premises and equipment, net	8,340			5,211
Interest receivable and other assets, net	16,638			12,509
Total assets	$873,976			$848,906

Liabilities and Stockholders' Equity
Interest-bearing transaction accounts	$75,895	151	0.40%	$78,130	152	0.39%
Savings and money market accounts	391,444	7,170	3.69%	339,592	4,499	2.67%
Time accounts	87,564	1,751	4.03%	111,055	1,945	3.53%
Purchased funds	23,269	564	4.89%	26,814	613	4.61%
Borrowed funds	5,000	200	8.00%	5,000	187	7.55%
Total interest-bearing liabilities	583,172	9,836	3.40%	560,591	7,396	2.66%
Demand accounts	200,669			201,282
Interest payable and other liabilities	6,248			4,757
Stockholders' equity	83,887			82,276
Total liabilities & stockholders' equity	$873,976			$848,906

Net interest income		$20,551			$20,868
Net interest margin			5.04%			5.23%
Net interest rate spread			4.05%			4.43%

(1)	Yields and interest income are presented on a taxable-equivalent basis using the Federal statutory rate of 35 percent.
(2)
Average balances on loans outstanding include non-performing loans, if any. The amortized portion of net loan origination fees (costs) is included in interest income on loans, representing an adjustment to the yield.

Bank of Marin

Second Quarter 2007 Compared to Second Quarter 2006

In the second quarter of 2007, the Bank’s tax-equivalent net interest margin was 5.07%, down 9 basis points from the second quarter of 2006. The decline in the second quarter of 2007 compared to the same period a year ago reflects market deposit rates that were quick to re-price as competitive market rates rose, only partially offset by higher asset yields in most categories and a more favorable mix of purchased funds. Since a large portion of the Bank’s interest-bearing deposits are short-term, the impact of competitive market rates was significant. The impact to the net interest margin due to the second-quarter 2007 sale of the indirect auto portfolio was not significant as these funds were initially reinvested in assets yielding approximately the same overall return. The sale provides the Bank with a source of funding for higher-yielding relationship loans in the future. The second-quarter 2007 taxable-equivalent net interest income was essentially unchanged compared to the second quarter of 2006.

Average interest-earning assets for the second quarter of 2007 increased $21.1 million, or 2.6%, from the same quarter a year ago, primarily attributable to the growth in loans held in portfolio. The sale of the indirect auto portfolio caused a shift in the mix of assets from loans to Federal funds sold late in the second quarter of 2007. The decline in average investment securities primarily related to maturities and paydowns. See Note 2 to the financial statements for a discussion of the sale of the indirect auto portfolio. Average loan growth includes the average balances of the auto loan portfolio and is not representative of the period end results.

In the quarter ended June 30, 2007, the yield on interest-earning assets increased by 36 basis points from the same quarter a year ago.  The largest components of interest-earning assets are loans (85.5% for the quarter ended June 30, 2007) and U.S. government agency securities (8.3% for the quarter ended June 30, 2007).  The yield on loans increased 32 basis points from the same quarter a year ago.  The yield on agency securities increased 43 basis points in the same period.  The increase in the loan yield from the second quarter of 2006 is primarily attributable to loan originations at higher yields as average market interest rates increased, as well as maturities and paydowns of loans at lower yields.  Approximately 4 basis points of the increase in the second quarter 2007 loan yield is attributable to the market value adjustment of the indirect auto loan portfolio on January 1, 2007. The increase in yields on agency securities primarily relates to maturities and paydowns of securities at lower yields.

The Bank’s average balance of interest-bearing liabilities increased $24.5 million, or 4.4%, over the second quarter of 2006.  An increase in savings and money market accounts, partially due to higher offered rates, more than offset the decline in time deposits, interest bearing transaction accounts and purchased funds compared to the same period a year ago. The decline in time deposits and interest-bearing accounts reflected a move from these accounts into money market accounts, as offered rates on money market accounts rose.

The rate on interest-bearing liabilities, primarily deposits, increased 59 basis points as compared to the second quarter of 2006 due to increased competition for deposits, particularly money market accounts. The increase in deposit rates was partially offset by the decline in the overall rate paid on purchased funds reflecting a more favorable mix of purchased funds. (Purchased funds include overnight borrowings and a term FHLB advance.) The increase in the rate of the Bank’s long-term borrowed funds by 37 basis points during the same period reflects increases in the LIBOR rates to which this borrowing is tied.

Second Quarter 2007 Compared to First Quarter 2007

The tax-equivalent net interest margin improved to 5.07% in the second quarter of 2007 compared to 5.0% in the first quarter of 2007. The yield on interest earning assets increased 3 basis points in the quarter ended June 30, 2007 from the prior quarter while the rate on interest-bearing liabilities decreased 2 basis points. Deposit rate increases slowed and the mix of purchased funds improved the overall cost while yields on loans improved slightly. In the second quarter of 2007 the taxable-equivalent net interest income increased 4.8% over the prior quarter.

The composition of interest-earning assets changed considerably in the second quarter of 2007 compared to the prior quarter, primarily reflecting the sale of the indirect auto loan portfolio of approximately $76.0 million, and the subsequent investment of the proceeds in Federal funds sold, investment securities, and the reduction of overnight borrowings.

Bank of Marin

Total average interest-earning assets increased $18.2 million in the quarter ending June 30, 2007 compared to the prior quarter. An increase of $31.6 million in Federal funds sold more than offset the decline of $11.1 million in average loan balances. The average yield on loans increased 13 basis points in the same comparative periods while the average yield on Federal funds sold increased 3 basis points.

Average interest-bearing liabilities increased $6.6 million in the second quarter over the first quarter.  An increase of $28.8 million in savings and money market accounts was largely offset by a decrease in $23.5 million in overnight borrowings.  The rate on savings and money market accounts increased 8 basis points while the combined rate on purchased funds decreased 71 basis points, reflecting a more favorable mix of purchased funds.

Six Months 2007 Compared to Six Months 2006

In the first half of 2007, the Bank’s tax-equivalent net interest margin was 5.04%, down 19 basis points from the first half of 2006. The decline reflected the same interest rate compression noted in the comparison of second quarter 2007 to second quarter 2006 discussed above.

Average interest-earning assets for the first half of 2007 increased $18.6 million, or 2.3%, from the same period a year ago, primarily attributable to the growth in loans held in portfolio. The sale of the indirect auto portfolio caused a shift in the mix of assets from loans to Federal funds sold late in the second quarter of 2007. The decline in average investment securities primarily relates to maturities and paydowns. See Note 2 to the financial statements for a discussion of the sale of the indirect auto portfolio. Average loans increased 4.1% in the first half of 2007 over the same period last year.

In the six months ended June 30, 2007, the yield on interest-earning assets increased by 36 basis points from the same period a year ago.  The yield on loans increased 27 basis points from the same period a year ago, primarily attributable to loan originations at higher yields and maturities and paydowns of loans at lower yields.  The yield on agency securities increased 53 basis points in the same comparative period, primarily related to maturities and paydowns of securities at lower yields.

The Bank’s average balance of interest-bearing liabilities increased $22.6 million, or 4.0%, over the first half of 2006.  An increase in savings and money market accounts, partially due to higher offered rates, more than offset the decline in time and interest bearing transaction accounts and purchased funds compared to the same period a year ago. The decline in time deposits and interest-bearing accounts reflected a move from these accounts into money market accounts, as offered rates on money market accounts rose.

In the first half of 2007, the rate on interest-bearing liabilities increased 74 basis points as compared to the first half of 2006 due to increased competition for deposits.  The rate on savings and money market accounts increased 102 basis points, and the rate on time deposits increased 50 basis points. The increase in the rate of the Bank’s long-term borrowed funds by 45 basis points during the same comparative periods reflects increases in the LIBOR rates to which this borrowing is tied.

Bank of Marin

Provision for Loan Losses

The Bank formally assesses the adequacy of the allowance on a quarterly basis.  The Bank provides as an expense an amount to bring the allowance for loan losses to a level to provide adequate coverage for probable loan losses. The adequacy of the allowance for loan losses is evaluated based on several factors, including growth of the loan portfolio, analysis of probable losses in the portfolio and recent loss experience. Actual losses on loans are charged against the allowance, and the allowance is increased through the provision charged to expense.

The Bank’s provision for loan losses was $75 thousand during the second quarter of 2007 compared with $242 thousand during the second quarter of 2006 and $65 thousand in the first quarter of 2007.  Net (charge-offs) recoveries totaled $(64) thousand in the second quarter of 2007, $(63) thousand in the second quarter of 2006 and $2 thousand in the first quarter of 2007. The charge-offs in the second quarters of 2007 and 2006 primarily related to one mobile home loan and one commercial loan, respectively. During the first six months of 2007, the provision for loan losses totaled $140 thousand compared to $502 thousand in the first six months of 2006. Net (charge-offs) recoveries totaled $(62) thousand in the first six months of 2007 compared to $(98) thousand in the same period a year ago. Both first and second quarters of 2007 reflect the absence of charge-offs and recoveries on the auto portfolio, which was accounted for at fair value in accordance with SFAS No. 159 beginning January 1, 2007 and was sold during the quarter ended June 30, 2007. The cumulative effect adjustment to retained earnings upon initial adoption of SFAS No. 159 includes $1.0 million that was removed from the allowance for loan losses. See Note 2 to the financial statements.

The amount accrued for the provision for loan losses declined in the second quarter of 2007 compared to the second quarter of 2006, as well as in the first six months of 2007 compared to the first six months of 2006, reflecting the amount deemed by management necessary to maintain the allowance at a level considered adequate to provide for probable losses inherent in the portfolio.

Non-accrual loans totaled $5 thousand, $117 thousand and $2.6 million at June 30, 2007, March 31, 2007 and June 30 2006, respectively.

Bank of Marin

Non-Interest Income

The table below details the components of non-interest income.

				6/30/07 compared		6/30/07 compared
				to 3/31/07		to 6/30/06
	Three months ended			Amount	Percent	Amount	Percent
	June 30,	March 31,	June 30,	Increase	Increase	Increase	Increase
(dollars in thousands)	2007	2007	2006	(Decrease)	(Decrease)	(Decrease)	(Decrease)
Service charges on deposit accounts	$321	$248	$248	$73	29.4%	$73	29.4%
Wealth Management Services	298	275	267	23	8.4%	31	11.6%
Net gain on auto portfolio	190	520	---	(330)	(63.5%)	190	100.0%
Other non-interest income
Earnings on Bank owned life insurance	144	139	121	5	3.6%	23	19.0%
Customer banking fees and other charges	155	120	130	35	29.2%	25	19.2%
Other income	285	206	231	79	38.3%	54	23.4%
Total other non-interest income	584	465	482	119	25.6%	102	21.2%
Total non-interest income	$1,393	$1,508	$997	$(115)	(7.6%)	$396	39.7%

	Six months ended		Amount	Percent
	June 30,	June 30,	Increase	Increase
(dollars in thousands)	2007	2006	(Decrease)	(Decrease)
Service charges on deposit accounts	$569	$498	$71	14.3%
Wealth Management Services	573	523	50	9.6%
Net gain on auto portfolio	710	---	710	100.0%
Other non-interest income
Earnings on Bank owned life insurance	283	239	44	18.4%
Customer banking fees and other charges	275	242	33	13.6%
Other income	491	437	54	12.4%
Total other non-interest income	1,049	918	131	14.3%
Total non-interest income	$2,901	$1,939	$962	49.6%

Non-interest income for the second quarter of 2007 increased $396 thousand, or 39.7%, as compared to the second quarter of 2006 and decreased $115 thousand, or 7.6%, compared to the prior quarter. The second and first quarters of 2007 include $190 thousand and $520 thousand, respectively, in net gains on the indirect auto portfolio. Excluding these gains, non-interest income in the second quarter of 2007 increased 20.7% from the same quarter a year ago and 21.8% from the prior quarter. The gain on the indirect auto loan portfolio in the first quarter of 2007 represents the change in the fair value of the portfolio during the period. The net gain in the second quarter represents the pre-tax gain on sale totaling $489 thousand based on actual proceeds, net of selling expenses of $299 thousand, including commissions, legal fees and conversion costs.

Service charges on deposit accounts increased $73 thousand, or 29.4%, from the comparable quarter a year ago and increased $73 thousand, or 29.4%, from the preceding quarter. These increases are primarily attributable to an increase effective April 1, 2007, in the fees the Bank charges for checks drawn against insufficient funds, as well as reduced earnings credits provided to certain customer accounts. Wealth Management Services (WMS) income increased $31 thousand, or 11.6%, from the second quarter of 2006, and increased $23 thousand, or 8.4%, from the prior quarter, reflecting an increase in assets under management and market appreciation. Other non-interest income increased $102 thousand, or 21.2%, from the second quarter of 2006 and increased $119 thousand, or 25.6%, from the prior quarter. The increase from the same quarter a year ago is primarily due to an increase in Bank owned life insurance income (due to additional investment of $1.2 million in September 2006 and a gradually increasing yield), customer banking fee income related to business and personal Visa debit fees, and miscellaneous income (which included $52 thousand of indirect auto loan recoveries subsequent to recording these loans at their fair value). The increase from the prior quarter reflects increases in customer banking fee income related to business and personal Visa debit fees and miscellaneous income which included indirect auto loan recoveries.

Bank of Marin

Non-interest income totaled $2.9 million for the first six months of 2007, an increase of $962 thousand, or 49.6%, from the first six months of 2006. The adoption of SFAS No. 159 and subsequent sale of the auto loan portfolio generated a net gain for the first six months of 2007 of $710 thousand. Excluding these gains, non-interest income in the first six months of 2007 increased 13.0% from the comparable period a year ago. This net gain is comprised of $520 thousand recorded in the first quarter of 2007 representing the change in the fair value of the portfolio during the quarter, plus a net gain recorded in the second quarter representing the pre-tax gain on sale totaling $489 thousand based on actual proceeds, net of selling expenses of $299 thousand, including commissions, legal fees and conversion costs.

Service charges on deposit accounts in the first half of 2007 increased $71 thousand, or 14.3%, compared to the first half of 2006 and is primarily attributable to an increase effective April 1, 2007, in the fees the Bank charges for checks drawn against insufficient funds. WMS income was $573 thousand during the first half of 2007, an increase of $50 thousand, or 9.6%, compared to the same period in 2006, primarily reflecting new assets under management as well as market appreciation. Other income increased by $131 thousand, or 14.3%, in the six months ended June 30, 2007, compared to the same period a year ago. The increase is primarily due to the same factors discussed in the comparison of current quarter to same quarter of 2006.

Non-Interest Expense

The table below details the components of non-interest expense.

				6/30/07 compared		6/30/07 compared
				to 3/31/07		to 6/30/06
	Three months ended			Amount	Percent	Amount	Percent
	June 30,	March 31,	June 30,	Increase	Increase	Increase	Increase
(dollars in thousands)	2007	2007	2006	(Decrease)	(Decrease)	(Decrease)	(Decrease)
Salaries and related benefits	$4,163	$3,963	$4,112	$200	5.0%	$51	1.2%
Occupancy and equipment	729	710	602	19	2.7%	127	21.1%
Depreciation & amortization	310	301	224	9	3.0%	86	38.4%
Data processing fees	425	418	361	7	1.7%	64	17.7%
Other non-interest expense
Advertising	108	63	86	45	71.4%	22	25.6%
Professional services	384	318	309	66	20.8%	75	24.3%
Director expense	114	112	128	2	1.8%	(14)	(10.9%)
Other expense	797	804	771	(7)	(0.9%)	26	3.4%
Total other non-interest expense	1,403	1,297	1,294	106	8.2%	109	8.4%
Total non-interest expense	$7,030	$6,689	$6,593	$341	5.1%	$437	6.6%

	Six months ended		Amount	Percent
	June 30,	June 30,	Increase	Increase
(dollars in thousands)	2007	2006	(Decrease)	(Decrease)
Salaries and related benefits	$8,126	$8,024	$102	1.3%
Occupancy and equipment	1,439	1,171	268	22.9%
Depreciation & amortization	611	443	168	37.9%
Data processing fees	843	717	126	17.6%
Other non-interest expense
Advertising	170	222	(52)	(23.4%)
Professional services	702	530	172	32.5%
Director expense	225	253	(28)	(11.1%)
Other expense	1,603	1,475	128	8.7%
Total other non-interest expense	2,700	2,480	220	8.9%
Total non-interest expense	$13,719	$12,835	$884	6.9%

Bank of Marin

Non-interest expense for the second quarter of 2007 increased $437 thousand, or 6.6%, as compared to the second quarter of 2006 and by $341 thousand, or 5.1%, from the prior quarter.

Salaries and benefits for the second quarter of 2007 increased $51 thousand, or 1.2%, when compared to the second quarter of 2006 and by $200 thousand, or 5.0%, when compared to the first quarter of 2007. The increases primarily reflect normal annual salary increases as well as higher payroll taxes. The increase from the first quarter of 2007 also reflects higher incentive bonuses. The number of FTE was 194, 194 and 192 in June 2007, March 2007 and June 2006, respectively.

Occupancy and equipment expenses increased $127 thousand, or 21.1%, over the second quarter of 2006 and remained relatively unchanged from the first quarter of 2007.  The increase from the same quarter a year ago primarily relates to costs associated with the lease of a new facility housing the Bank’s loan production, operations and administrative personnel in July 2006, as well as annual rent increases in branch facilities.

Depreciation and amortization expenses increased $86 thousand, or 38.4%, from the second quarter of 2006 and remained relatively unchanged from the preceding quarter.  The increase in depreciation and amortization from the same period a year ago reflects expenses associated with the amortization of leasehold improvements, furniture and equipment in the Bank’s new administrative, operations and loan production facility.

Data processing expense increased $64 thousand, or 17.7%, over the second quarter of 2006 and remained relatively unchanged from the first quarter of 2007. The increase in data processing costs from the second quarter of 2006 is due to contractually stipulated price increases that are part of the Bank's long-term agreement with its data processing provider and growth in the operations of the Bank.

Other non-interest expense increased by $109 thousand, or 8.4%, when compared to the second quarter of 2006 and increased by $106 thousand, or 8.2%, from the first quarter of 2007. The change in the second quarter of 2007 as compared to the same quarter a year ago includes increases in professional services, reflecting higher legal and accounting expenses, as well as increases in shareholder expenses and information technology costs. These increases were partially offset by lower telephone expenses. The change from the first quarter of 2007 is due to increases in shareholder expenses, advertising (which included expenses related to a new loan production office which opened in the second quarter of 2007 and the implementation of the Bank’s remote deposit capture product), and professional services, including legal and accounting fees.

Non-interest expense totaled $13.7 million for the first six months of 2007, which was $884 thousand, or 6.9%, higher than the corresponding period of 2006. Salaries and benefits increased by $102 thousand, or 1.3%, reflecting normal annual salary increases, partially offset by lower incentive bonuses on a year-to-date basis. Occupancy and equipment expense increased by $268 thousand, or 22.9%, in the first six months of 2007 compared to the same period in 2006, mainly due to expenses associated with the relocation of the Bank’s administrative, operations and loan production facility. Depreciation and amortization increased by $168 thousand, or 37.9%, for primarily the same reason. Data processing increased by $126 thousand, or 17.6%, due to contractually stipulated price increases that are part of the Bank’s long-term agreement with its data processing provider. Other non-interest expense increased by $220 thousand, or 8.9%. The change reflects increases in shareholder expenses, supplies, and professional services, including higher consulting, legal and accounting fees. These increases were partially offset by decreases in advertising and telephone expenses.

Bank of Marin

Provision for Income Taxes

The Bank reported a provision for income taxes of $1.9 million, $1.8 million and $1.9 million during the quarters ended June 30, 2007, March 31, 2007, and June 30, 2006, respectively. The Bank’s effective tax rates for those same periods were 39.1%, 37.4% and 41.8%, respectively. The provisions for the six month periods ending June 30, 2007 and 2006 were $3.6 million and $3.8 million, respectively, reflecting effective tax rates of 38.2% and 40.6%, respectively. These provisions reflect accruals for taxes at the applicable rates for Federal income and California franchise taxes based upon reported pre-tax income and adjusted for the effects of all permanent differences between income for tax and financial reporting purposes (such as earnings on qualified municipal securities and certain life insurance products). Therefore, there are normal fluctuations in the effective rate from quarter to quarter based on the relationship of net permanent differences to income before tax. However, the primary reasons for the lower effective rates in 2007 compared to the same periods in 2006 are higher amounts of federally tax exempt security and loan interest, as well as recognition of California Enterprise Zone interest deductions in 2007, which were not recognized in comparable periods of 2006. The Bank has not been subject to an alternative minimum tax (AMT).

FINANCIAL CONDITION
Summary

During the first six months of 2007, total assets increased $13.8 million to $890.4 million from December 31, 2006.  Although loans other than indirect auto loans increased $18.3 million, loans overall decreased $65.9 million to $653.9 million. This was a result of the sale of the indirect auto portfolio, which totaled $84.1 million at December 31, 2006.

In the first quarter, the Bank elected to adopt SFAS No. 159 and record its indirect auto portfolio at fair value. In connection with this event, an unrealized loss of $3.5 million was recorded as a reduction of loans, and the allowance for loan losses was reduced by $1.0 million. These changes were recorded, net of tax, as a reduction to retained earnings. See Note 2.

The table below details the components of loans.

(Dollars in thousands)	June 30, 2007	December 31, 2006
Commercial loans	$128,592	$117,391
Real estate
Commercial	319,079	311,692
Construction	102,176	116,790
Residential (a)	67,648	58,912
Installment
Indirect auto loans	---	84,141
Other installment	36,429	30,852
Total loans held in portfolio (at amortized cost)	653,924	719,778
Allowance for loan losses	7,053	8,023
Total net loans	$646,871	$711,755

(a)	The residential loan portfolio includes no sub-prime loans at June 30, 2007 and December 31, 2006.

The change in assets also reflected increases in cash and cash equivalents of $67.0 million and investment securities of $13.0 million, reflecting the application of the proceeds from the indirect auto loan sale.

Other assets includes deferred tax assets of $5.3 million and $5.6 million at June 30, 2007 and December 31, 2006, respectively. These assets consist primarily of tax benefits expected to be realized in future periods related to deductions for loan losses, depreciation and deferred compensation, as well as for currently unrealized losses on securities. Management believes these assets to be realizable due to the Bank’s consistent record of earnings and the expectation that earnings will continue at a level adequate to realize such benefits.

Bank of Marin

Total liabilities increased $19.2 million to $806.2 million during the first six months of 2007.  The increase in total liabilities is primarily due to the increase in deposits of $39.8 million, partially offset by a decrease in overnight borrowings of $29.4 million. The increase in other liabilities of $8.8 million includes $10 million related to the purchase of investment securities in June that settled in July.

During the first six months of 2007, stockholders' equity decreased $5.4 million to $84.2 million.  The decline reflects the repurchase of the Bank’s common stock totaling $11.1 million, a charge to retained earnings of $1.5 million related to the cumulative-effect of the adoption of SFAS No. 159, and the payment of cash dividends totaling $1.3 million, partially offset by earnings of $5.9 million and the exercise of stock options, including tax benefits, totaling $2.3 million.

Capital Adequacy

The Bank’s capital adequacy ratios at June 30, 2007 and December 31, 2006 are presented in the following table. Capital ratios are reviewed by Management on a regular basis to ensure that capital exceeds the prescribed regulatory minimums and is adequate to meet the Bank’s anticipated future needs.  All ratios are in excess of the regulatory definition of “well capitalized.”

			Ratio to be Well
			Capitalized under
		Ratio for Capital	Prompt Corrective
	Actual Ratio	Adequacy Purposes	Action Provisions
As of June 30, 2007
Total Capital (to risk-weighted assets)	12.71%	=>8.0%	=>10.0%
Tier I Capital (to risk-weighted assets)	11.08%	=>4.0%	=>6.0%
Tier I Capital (to average assets)	9.63%	=>4.0%	=>5.0%

As of December 31, 2006
Total Capital (to risk-weighted assets)	12.56%	=>8.0%	=>10.0%
Tier I Capital (to risk-weighted assets)	10.93%	=>4.0%	=>6.0%
Tier I Capital (to average assets)	10.27%	=>4.0%	=>5.0%

Liquidity

The goal of liquidity management is to provide adequate funds to meet both loan demands and unexpected deposit withdrawals.  This goal is accomplished by maintaining an appropriate level of liquid assets, consistent with deposit growth, and formal lines of credit with correspondent banks that enable the Bank to borrow funds as needed. The Bank’s Asset/Liability Management Committee is responsible for establishing and monitoring the Bank’s liquidity targets and strategies.

The Bank regularly adjusts its investments in liquid assets based upon management’s assessment of expected loan demand, expected deposit flows, yields available on interest-earning securities and the objectives of the Bank’s asset/liability management program.

A major source of funding during the six months ended June 30, 2007 was the proceeds from the sale of the Bank’s indirect auto portfolio totaling $77 million. These proceeds are available for investment in higher-yielding relationship loans. The Bank’s funding needs will be met, in part, by these proceeds as well as its retail deposit branch network.

Bank of Marin

The Bank must retain and attract new deposits, which depends upon the variety and effectiveness of its customer account products, service and convenience, and rates paid to customers. Any decline in retail deposit funding would adversely impact the Bank’s liquidity. The Bank obtains funds from the repayment and maturity of loans as well as deposit inflows, investment security maturities and paydowns, Federal funds purchased, FHLB advances, and other borrowings. The Bank anticipates that Federal funds purchased and FHLB advances will continue to be important sources of funding in the future, and management expects there to be adequate collateral for such funding requirements. A decline in the Bank’s credit rating would adversely affect the Bank’s ability to borrow and/or the related borrowing costs, thus impacting the Bank’s liquidity. The Bank’s primary uses of funds are the origination of loans, the purchase of investment securities, maturing CDs, demand deposit withdrawals, repayment of borrowings and dividends to common shareholders.

At June 30, 2007, the Bank had approximately $126.3 million in cash, Federal funds sold and unpledged securities maturing within one year. The remainder of the unpledged securities portfolio of $63.6 million provides additional liquidity. Taken together, these liquid assets equaled 21.3% of total assets at June 30, 2007. The corresponding figure at December 31, 2006 was 12.4%. The increased liquidity at June 30, 2007 is primarily related to the sale of the auto portfolio discussed above.

The Bank anticipates that cash and cash equivalents on hand and its sources of funds will provide adequate liquidity for its operating, investing and financing needs and its regulatory liquidity requirements for the foreseeable future. In addition to cash and cash equivalents, the Bank has substantial additional borrowing capacity including unsecured lines of credit totaling $65.0 million with correspondent banks and a $4.1 million line of credit with the Federal Reserve Bank to borrow overnight, which were not drawn upon at June 30, 2007. The Bank is a member of the Federal Home Loan Bank of San Francisco (FHLB) and has a line of credit (secured under terms of a blanket collateral agreement by a pledge of loans) for advances of $176.3 million ($166.3 million of which was available at June 30, 2007) at an interest rate that is determined daily.  Borrowings under the line are limited to eligible collateral.

As of June 30, 2007, the Bank had undisbursed loan commitments of $213.4 million, including $104.3 million under commercial lines of credit (these commitments are contingent upon customers maintaining specific credit standards), $58.3 million under revolving home equity lines, and $36.2 million under undisbursed construction loans. These commitments, to the extent used, are expected to be funded through current liquidity, repayment of existing loans and normal deposit growth. Over the next twelve months $74.5 million of time deposits will mature. The Bank expects these funds to be replaced with new time or savings accounts.

As presented in the accompanying unaudited consolidated statements of cash flows, the sources of liquidity vary between periods. Cash and cash equivalents at June 30, 2007 and December 31, 2006 totaled $105.8 million and $34.1 million, respectively. The primary sources of funds during the six months ending June 30, 2007 were $76.7 million from the sale of the indirect auto portfolio, a $39.8 million increase in deposits and $8.6 million in maturities and paydowns of investment securities. The primary uses of funds were $29.4 million in reduced Federal funds purchased and FHLB advances, $13.7 million in loan originations (net of principal collections), $21.5 million in investment security purchases and $11.1 million in repurchases of the Bank’s common stock.

Bank of Marin

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Bank’s most significant form of market risk is interest rate risk. Bank management has sought to manage rate sensitivity and maturities of assets and liabilities to minimize the exposure of its earnings and capital to changes in interest rates. Additionally, the Bank manages interest rate risk exposure with the goal of minimizing the impact of interest rate volatility on the Bank’s net interest margin.

The Bank utilizes interest rate sensitivity simulation models as a tool for achieving these objectives and for developing ways in which to improve profitability. Management has assessed its market risk at June 30, 2007, and believes that there have been no material changes since December 31, 2006.  Refer to "Market Risk Management" in the Bank's 2006 Annual Report to Stockholders, pages 21 through 22.

ITEM4.	CONTROLS AND PROCEDURES

The Bank maintains a system of disclosure controls and procedures that is designed to provide reasonable assurance that information required to be disclosed is accumulated and communicated to management in a timely manner.  Management has reviewed this system of disclosure controls and procedures as of the end of the period covered by this report and believes that the system is operating effectively to ensure appropriate disclosure.  No significant changes were made in the Bank's internal controls over financial reporting during the quarter that have materially affected, or are reasonably likely to materially affect, the Bank's internal control over financial reporting.

PART II	OTHER INFORMATION

Item 1	Legal Proceedings

There are no pending, or to management’s knowledge, any threatened material legal proceedings to which the Bank is a party or to which any of the Bank’s properties are subject.

Item 1A	Risk Factors

There have been no material changes from the risk factors previously disclosed in the Bank’s 2006 Form 10-K. Refer to “Risk Factors” in the Bank’s 2006 Form 10-K, pages 6 through 8.

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds

In October 2006, the Bank received approval from the California Department of Financial Institutions (DFI) and the Federal Deposit Insurance Corporation (FDIC) to buy back up to 10%, or approximately 545,884 of the Bank’s 5,458,838 then-outstanding shares, not to exceed $15 million. The repurchase program allowed the Bank to purchase common shares for a period of approximately twelve months from the approval date in the open market or in privately negotiated transactions.

Bank of Marin

From October 1, 2006 to December 31, 2006, the Bank purchased 115,625 shares at an average price of $34.26 per share for a total cost of $4.0 million.  A schedule of purchases from January 1, 2007 through March 31, 2007 is shown below.

(Dollars in thousands, except per share data) Period	Total Number of Shares Purchased	Average Price	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate dollar Value that May Yet be Purchased Under the Program

January 1-31, 2007	74,980	$37.10	74,980		$8,257

February 1-28, 2007	214,712	$38.45	214,712		---

March 1-31, 2007	---	---	---		---
	289,692	$38.10	289,692	$	---

The repurchase program is now concluded. The Bank executed these transactions pursuant to the Securities and Exchange Commission’s Rule 10b-18. Repurchase transactions are subject to market conditions as well as applicable legal and other considerations.

Effective June 14, 2007, in anticipation of the formation of a bank holding company, the Bank redeemed all the preferred share purchase rights issued pursuant to the Bank’s Rights Agreement of August 11, 2003, at a redemption price of $0.001 per right. The total cost of redemption was $5 thousand. On that same day, Bank of Marin Bancorp’s Board of Directors executed a Rights Agreement substantially similar to the Bank’s agreement and has issued replacement rights under the new Rights Agreement to shareholders of record as of July 23, 2007. The Rights plan is designed to discourage takeovers that involve abusive tactics or do not provide fair value to shareholders.

Item 3	Defaults Upon Senior Securities

None

Bank of Marin

Item 4	Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders held May 8, 2007, the following matters were submitted to a vote of security holders with the indicted number of votes being cast for, against or withheld, and with the indicated number of abstentions:

1.	To elect thirteen members of the Board of Directors to hold office until the 2008 annual meeting of stockholders or until their successors are duly elected and qualified.

	Number of Votes
	For	Witheld
Judith O’Connell Allen	4,490,017	69,104
Russell A. Colombo	4,429,831	129,290
James E. Deitz	4,449,966	109,155
Robert Heller	4,488,510	70,611
Norma J. Howard	4,487,487	71,634
J. Patrick Hunt	4,492,100	67,021
James D. Kirsner	4,491,378	67,743
Stuart D. Lum	4,456,427	102,694
Joseph D. Martino	4,488,622	70,499
Joel Sklar, MD	4,488,800	70,321
Brian M. Sobel	4,491,700	67,421
J. Dietrich Stroeh	4,487,487	71,634
Jan I. Yanehiro	4,242,407	316,714

2.	To approve the proposal to establish a new holding company for the Bank.

For	2,819,065
Against	147,739
Abstain	21,981

3.	To approve the Bank of Marin 2007 Equity Plan.

For	2,453,998
Against	479,078
Abstain	40,725

4.	To ratify the selection of Moss Adams LLP, independent auditors, to perform audit services for the year 2007.

For	4,551,406
Against	24,162
Abstain	42,589

Item 5	Other Information

None

Bank of Marin

Item 6	Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the FDIC.

31.01	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.
31.02	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.
32.01	Certification pursuant to 18 U.S.C. §1350 as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

Bank of Marin

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bank of Marin Bancorp
(registrant)

August 6, 2007	/s/ Russell A. Colombo
Date	Russell A. Colombo
President &
Chief Executive Officer

August 6, 2007	/s/ Christina J. Cook
Date	Christina J. Cook
Executive Vice President &
Chief Financial Officer

August 6, 2007	/s/ Larry R. Olafson
Date	Larry R. Olafson
Senior Vice President &
Controller