Form 10-Q
period 2007-09-30
Bank of Marin Bancorp
filed 2007-11-07
CIK 1403475

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

 Commission File Number  001-33572

Bank of Marin Bancorp
6(Exact name of Registrant as specified in its charter)

California	20-8859754
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

504 Redwood Blvd., Suite 100, Novato, CA	94947
(Address of principal executive office)	(Zip Code)

Registrant’s telephone number, including area code:  (415) 763-4520

Not Applicable

(Former name or former address, if changes since last report)

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒ No  ☐ (See Explanatory Note.)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark if the registrant is a shell company, in Rule 12b(2) of the Exchange Act.     Yes    ☐         No ☒

As of October 31, 2007 there were 5,174,147 shares of common stock outstanding.

Explanatory Note

Bank of Marin Bancorp is the successor registrant to Bank of Marin pursuant to an 8-K filed with the SEC on June 29, 2007.

On July 1, 2007 (the “Effective Date”), a bank holding company reorganization was completed whereby Bank of Marin Bancorp became the parent holding company for Bank of Marin.  On the Effective Date, each outstanding share of Bank of Marin common stock was converted into one share of Bank of Marin Bancorp common stock and Bank of Marin became a wholly-owned subsidiary of the holding company.  Bancorp assumed the ticker symbol BMRC, which was formerly used by Bank of Marin. Prior to the Effective Date, Bank of Marin filed reports and proxy statements with the Federal Deposit Insurance Corporation (“FDIC”) pursuant to Sections 12 of the Securities Exchange Act of 1934 (the “’34 Act”).

The financial statements and discussion thereof contained in this report for periods subsequent to the reorganization relate to consolidated Bank of Marin Bancorp.  Periods prior to the reorganization relate to Bank of Marin only.  The information is comparable as the sole subsidiary of Bank of Marin Bancorp is the Bank of Marin.

This report refers to previous filings made by Bank of Marin with the FDIC pursuant to the ’34 Act.   Copies of these filing are available by requesting them in writing or by phone from:

Corporate Secretary
Bank of Marin
504 Redwood Blvd., Suite 100
Novato, CA 94947
415-763-4523

Copies of such filings are also available on Bancorp’s website at www.bankofmarin.com. This website address is for information only and is not intended to be an active link, or to incorporate any website information into this document.

Bank of Marin Bancorp

Bank of Marin Bancorp

CONDENSED CONSOLIDATED STATEMENT OF CONDITION
at September 30, 2007 and December 31, 2006

(in thousands, except share data - 2007 unaudited)	September 30, 2007	December 31, 2006

Assets
Cash and due from banks	$25,245	$37,283
Fed funds sold	70,200	1,500
Other short-term investments	15,000	---
Cash and cash equivalents	110,445	38,783

Investment securities
Held to maturity, at amortized cost	13,544	14,159
Available for sale (at fair market value, amortized cost $85,591 at 9/30/07 and $76,231 at 12/31/06)	85,076	75,214
Total investment securities	98,620	89,373

Loans, net of allowance for loan losses of $7,227 at 9/30/07 and $8,023 at 12/31/06	678,748	711,755
Bank premises and equipment, net	8,019	8,446
Interest receivable and other assets	28,212	28,221

Total assets	$924,044	$876,578

Liabilities and Stockholders' Equity

Liabilities
Deposits
Non-interest bearing	$201,896	$206,201
Interest bearing
Transaction accounts	78,782	75,993
Savings and money market	446,865	365,850
Time	81,871	88,653
Total deposits	809,414	736,697

Federal funds purchased and Federal Home Loan Bank borrowings	15,300	39,400
Subordinated debenture	5,000	5,000
Interest payable and other liabilities	7,755	5,956

Total liabilities	837,469	787,053

Stockholders' Equity
Common stock, no par value
Authorized - 15,000,000 shares
Issued and outstanding - 5,174,147 shares at 9/30/07 and 5,366,416 at 12/31/06	52,476	61,355
Retained earnings	34,397	28,760
Accumulated other comprehensive loss, net	(298)	(590)

Total stockholders' equity	86,575	89,525

Total liabilities and stockholders' equity	$924,044	$876,578

The accompanying notes are an integral part of these condensed consolidated financial statements.

Bank of Marin Bancorp

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
for the nine months ended September 30, 2007 and September 30, 2006

(in thousands, except per share data - unaudited)	September 30, 2007	September 30, 2006

Interest income
Interest and fees on loans held in portfolio	$39,006	$39,352
Interest on auto loans held for sale	2,062	---
Interest on investment securities
U.S. Treasury securities	8	60
Securities of U.S. Government agencies	2,714	2,741
Obligations of state and political subdivisions (tax exempt)	358	435
Corporate debt securities and other	329	215
Interest on Federal funds sold and other short-term investments	1,664	218
Total interest income	46,141	43,021

Interest expense
Interest on interest bearing transaction accounts	225	222
Interest on savings and money market deposits	11,052	7,650
Interest on time deposits	2,628	2,921
Interest on borrowed funds	973	1,060
Total interest expense	14,878	11,853

Net interest income	31,263	31,168
Provision for loan losses	340	789
Net interest income after provision for loan losses	30,923	30,379

Non-interest income
Service charges on deposit accounts	894	757
Wealth Management Services	904	794
Net gain on indirect auto and Visa portfolios	1,097	---
Other income	1,592	1,384
Total non-interest income	4,487	2,935

Non-interest expense
Salaries and related benefits	12,064	11,756
Occupancy and equipment	2,155	1,912
Depreciation and amortization	929	704
Data processing	1,254	1,139
Professional services	1,239	873
Other expense	3,004	3,036
Total non-interest expense	20,645	19,420

Income before provision for income taxes	14,765	13,894

Provision for income taxes	5,699	5,238
Net income	$9,066	$8,656

Net income per common share:
Basic	$1.74	$1.62
Diluted	$1.70	$1.55

Weighted average shares used to compute net income per common share:
Basic	5,197	5,335
Diluted	5,347	5,602

Dividends declared per common share	$0.38	$0.34

The accompanying notes are an integral part of these condensed consolidated financial statements.

Bank of Marin Bancorp

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
for the three months ended September 30, 2007, June 30, 2007 and September 30, 2006

(in thousands, except per share data - unaudited)	September 30, 2007	June 30, 2007	September 30, 2006

Interest income
Interest and fees on loans held in portfolio	$13,283	$13,027	$13,618
Interest on auto loans held for sale	---	954	---
Interest on investment securities
U.S. Treasury securities	---	---	17
Securities of U.S. Government agencies	1,063	809	921
Obligations of state and political subdivisions (tax exempt)	129	111	118
Corporate debt securities and other	108	123	75
Interest on Federal funds sold and other short-term investments	1,247	415	126
Total interest income	15,830	15,439	14,875

Interest expense
Interest on interest bearing transaction accounts	74	74	70
Interest on savings and money market deposits	3,882	3,778	3,151
Interest on time deposits	877	882	976
Interest on borrowed funds	209	227	260
Total interest expense	5,042	4,961	4,457

Net interest income	10,788	10,478	10,418
Provision for loan losses	200	75	287
Net interest income after provision for loan losses	10,588	10,403	10,131

Non-interest income
Service charges on deposit accounts	325	321	259
Wealth Management Services	331	298	271
Net gain on indirect auto and Visa portfolios	387	190	---
Other income	543	584	466
Total non-interest income	1,586	1,393	996

Non-interest expense
Salaries and related benefits	3,938	4,163	3,732
Occupancy and equipment	716	729	741
Depreciation and amortization	318	310	261
Data processing	411	425	422
Professional Services	536	384	343
Other expense	1,007	1,019	1,086
Total non-interest expense	6,926	7,030	6,585

Income before provision for income taxes	5,248	4,766	4,542

Provision for income taxes	2,059	1,863	1,437
Net income	$3,189	$2,903	$3,105

Net income per common share:
Basic	$0.62	$0.56	$0.57
Diluted	$0.60	$0.54	$0.55

Weighted average shares used to compute net income per common share:
Basic	5,172	5,187	5,430
Diluted	5,301	5,329	5,630

Dividends declared per common share	$0.13	$0.13	$0.12

The accompanying notes are an integral part of these condensed consolidated financial statements.

Bank of Marin Bancorp

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
for the year ended December 31, 2006 and the nine months ended September 30, 2007
	Common Stock		Retained	Accumulated Other Comprehensive Gain (Loss),
(dollar amounts in thousands - 2007 unaudited)	Shares	Amount	Earnings	Net of Taxes	Total
Balance at December 31, 2005	4,960,248	$50,957	$28,030	$(766)	$78,221
Comprehensive income:
Net income	---	---	11,883	---	11,883
Other comprehensive income
Net change in unrealized loss on available for sale securities (net of tax liability of $128)	---	---	---	176	176
Comprehensive income	---	---	11,883	176	12,059
Stock options exercised	258,207	3,307	---	---	3,307
Tax benefit from exercised stock options	---	1,394	---	---	1,394
Stock repurchased, including commission costs	(115,625)	(3,968)	---	---	(3,968)
Stock-based compensation	---	555	---	---	555
Stock issued on 5% dividend declared on April 13	250,658	8,678	(8,705)	---	(27)
Cash dividends paid	---	---	(2,448)	---	(2,448)
Stock issued in payment of director fees	12,928	432	---	---	432
Balance at December 31, 2006	5,366,416	$61,355	$28,760	$(590)	$89,525
Cumulative-effect adjustment of adoption of SFAS No.159	---	---	(1,452)	---	(1,452)
Comprehensive income:
Net income	---	---	9,066	---	9,066
Other comprehensive income
Net change in unrealized loss on available for sale securities (net of tax liability of $211)	---	---	---	292	292
Comprehensive income	---	---	9,066	292	9,358
Stock options exercised	112,128	1,614	---	---	1,614
Tax benefit from exercised stock options	---	728	---	---	728
Stock repurchased, including commission costs	(314,091)	(11,931)	---	---	(11,931)
Stock issued under employee stock purchase plan	104	3	---	---	3
Stock-based compensation	---	379			379
Cash dividends paid	---	---	(1,977)	---	(1,977)
Stock issued in payment of director fees	9,590	328	---	---	328
Balance at September 30, 2007	5,174,147	$52,476	$34,397	$(298)	$86,575

The accompanying notes are an integral part of these condensed consolidated financial statements.

Bank of Marin Bancorp

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
for the nine months ended September 30, 2007 and 2006

(in thousands - unaudited)	September 30, 2007	September 30, 2006

Cash Flows from Operating Activities:
Net income	$9,066	$8,656
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	340	789
Compensation payable in common stock	193	353
Stock-based compensation expense	379	428
Excess tax benefits from exercised stock options	(534)	(1,137)
Amortization and accretion of investment security premiums, net	142	448
Depreciation and amortization	929	704
Net gain on indirect auto and Visa portfolios	(1,097)	---
Gain on sale of equipment	---	(8)
Net change in operating assets and liabilities:
Interest receivable	139	129
Interest payable	125	181
Deferred rent and other rent-related expenses	83	135
Other assets	707	(2,408)
Other liabilities	2,454	826
Total adjustments	3,860	440
Net cash provided by operating activities	12,926	9,096

Cash Flows from Investing Activities:
Purchase of securities held-to-maturity	(2,056)	(1,087)
Purchase of securities available-for-sale	(24,445)	(7,976)
Proceeds from paydowns/maturity of:
Securities held-to-maturity	2,590	6,570
Securities available-for-sale	15,024	11,708
Proceeds from sale of indirect auto and Visa loans	78,599	---
Loans originated and principal collected, net	(47,334)	(26,364)
Purchase of bank owned life insurance policies	---	(1,159)
Proceeds from disposition of assets	---	12
Additions to premises and equipment	(502)	(2,265)
Net cash provided by (used in) investing activities	21,876	(20,561)

Cash Flows from Financing Activities:
Net increase in deposits	72,717	21,046
Proceeds from stock options exercised	1,614	2,964
Net decrease in Federal Funds purchased and Federal Home Loan Bank borrowings	(24,100)	(800)
Common stock repurchased	(11,931)	---
Dividends paid in cash	(1,977)	(1,796)
Stock issued under employee stock purchase plan	3	---
Cash paid for fractional shares	---	(27)
Excess tax benefits from exercised stock options	534	1,137
Net cash provided by financing activities	36,860	22,524

Net increase in cash and cash equivalents	71,662	11,059

Cash and cash equivalents at beginning of period	38,783	22,262

Cash and cash equivalents at end of period	$110,445	$33,321

Supplemental disclosure of cash flow information:
Cash paid for interest	$14,751	$12,477
Cash paid for income taxes	$2,418	$4,145

Non-Cash Transactions: The nine months ended September 30, 2007 reflected a cumulative-effect adjustment of the adoption of SFAS No. 159, which included non-cash decreases to net loans of $2.5 million and retained earnings of $1.5 million, and a non-cash increase to other assets of $1.0 million. The nine months ended September 30, 2006 included non-cash increases to both fixed assets and other liabilities representing tenant improvements paid for by the landlord for the Bank's administrative facility totaling $617 thousand. This amount is amortized over the fifteen-year term of the lease.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Bank of Marin Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1:  Basis of Presentation

On July 1, 2007 (the “Effective Date”), a bank holding company reorganization was completed whereby Bank of Marin Bancorp (Bancorp) became the parent holding company for Bank of Marin ( the “Bank”).  On the Effective Date, each outstanding share of the Bank was converted into one share of Bank of Marin Bancorp and the Bank became a wholly-owned subsidiary of the holding company. The information contained in the financial statements and accompanying footnotes for periods subsequent to the reorganization relate to consolidated Bank of Marin Bancorp. Periods prior to the reorganization relate to Bank of Marin only. The information is comparable for all periods as the sole subsidiary of Bancorp is the Bank.

The condensed consolidated financial statements include the accounts of Bancorp and its wholly-owned bank subsidiary. All material intercompany transactions have been eliminated. In the opinion of Management, the unaudited interim consolidated financial statements contain all adjustments necessary to present fairly the financial position, results of operations, changes in stockholders' equity and cash flows. All adjustments are of a normal, recurring nature.

Effective January 1, 2007, the Bank elected early adoption of SFAS No.159, The Fair Value Option for Financial Assets and Financial Liabilities and SFAS No. 157, Fair Value Measurements. SFAS No. 159 generally permits the measurement of selected eligible financial instruments at fair value at specified election dates. Upon adoption of SFAS No. 159, the Bank selected the fair value option for its auto loan portfolio, which was subsequently sold on June 5, 2007. For further information on the financial effect of SFAS Nos. 159 and 157 see Notes 2 and 3 below.

Certain information and footnote disclosures presented in the annual financial statements are not included in the interim consolidated financial statements.  Accordingly, the accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the Bank's 2006 Annual Report to Stockholders, which is incorporated by reference in the Bank's 2006 Annual Report on Form 10-K.  The results of operations for the nine months ended September 30, 2007 are not necessarily indicative of the operating results for the full year.

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

	Three months ended			Nine months ended
(in thousands)	Sept. 30, 2007	June 30, 2007	Sept. 30, 2006	Sept. 30, 2007	Sept. 30, 2006
Weighted average basic shares outstanding	5,172	5,187	5,430	5,197	5,335
Add: Potential common shares related to stock options	129	142	200	150	267
Weighted average diluted shares outstanding	5,301	5,329	5,630	5,347	5,602
Anti-dilutive shares not included in the calculation of diluted earnings per share	187	67	150	60	75

Net income	$3,189	$2,903	$3,105	$9,066	$8,656
Earnings per share (basic)	$0.62	$0.56	$0.57	$1.74	$1.62
Earnings per share (diluted)	$0.60	$0.54	$0.55	$1.70	$1.55

Note 2: Recently Issued Accounting Standards

In September 2006, the FASB issued SFAS No. 157, which clarifies the definition of fair value, describes methods used to appropriately measure fair value in accordance with generally accepted accounting principles and expands fair value disclosure requirements.  This statement applies whenever other accounting pronouncements require or permit fair value measurements and is effective for fiscal years beginning after November 15, 2007, with early adoption allowed effective January 1, 2007 in conjunction with the early adoption of SFAS No. 159. The adoption of SFAS No. 157 effective January 1, 2007 did not impact financial position or results of operations.

On February 15, 2007, the FASB released SFAS No. 159, which permits entities to choose to measure eligible financial instruments at fair value at specified election dates. Under SFAS No. 159 an entity records unrealized gains and losses in earnings on items for which the fair value option has been elected at each subsequent reporting date.  The objective is to mitigate volatility in reported earnings without having to apply complex hedge accounting provisions. The provisions of SFAS No. 159 are effective for fiscal years ending on or after November 15, 2007, with early adoption allowed effective January 1, 2007.

Bank of Marin Bancorp

Effective January 1, 2007, the Bank elected early adoption of SFAS No. 159. Upon adoption, the Bank selected the fair value option for its auto loan portfolio, which was subsequently sold on June 5, 2007. For further information on the financial effect of SFAS No. 159 see Note 3 below.

In July 2006, the FASB issued Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109,” which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 establishes a “more-likely-than-not” recognition threshold that must be met before a tax benefit can be recognized in the financial statements. For tax positions that meet the more-likely-than-not threshold, an enterprise may recognize only the largest amount of tax benefit that is greater than fifty percent likely of being realized upon ultimate settlement with the taxing authority. The cumulative effect of applying the provisions of FIN 48 would be recognized as an adjustment to the beginning balance of retained earnings. FIN 48 was adopted January 1, 2007 and has not had a material impact on financial condition or results of operations.

In September 2006, the Emerging Issues Task Force (EITF) reached a final consensus on Issue No. 064-4 (EITF 06-4), “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” EITF 06-4 requires employers to recognize a liability for future benefits provided through endorsement split-dollar life insurance arrangements that extend into postretirement periods in accordance with SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions or APB Opinion No. 12, Omnibus Opinion-1967.  The provisions of EITF 06-4 become effective on January 1, 2008 and are to be applied as a change in accounting principle either through a cumulative-effect adjustment to retained earnings or other components of equity or net assets in the statement of financial position as of the beginning of the year of adoption, or through retrospective application to all prior periods. The Bank’s split-dollar life insurance benefits are limited to the employee’s active service period.  Therefore it is expected that EITF 06-4 will have no impact on financial condition or results of operations.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and OtherPostretirement Plans, an amendment of FASB Statements Nos. 87, 88, 106 and 132(R). SFAS No. 158 requires employers to recognize the underfunded or overfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in the funded status in the year in which the changes occur through accumulated other comprehensive income.  Additionally, SFAS No. 158 requires employers to measure the funded status of a plan as of the date of its year-end statement of financial position.  The new reporting requirements and related new footnote disclosure rules of SFAS No. 158 are effective for fiscal years ending after December 15, 2006.  The new measurement date requirement applies for fiscal years ending after December 15, 2008. As the Bank has no pension or other post-retirement benefit plans, it is expected that SFAS No. 158 will have no impact on financial condition or results of operations.

Note 3:  Fair Value Measurement

Effective January 1, 2007, the Bank adopted SFAS 157, Fair Value Measurements, concurrent with its early adoption of SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 157 clarifies the definition of fair value, describes methods used to appropriately measure fair value in accordance with generally accepted accounting principles and expands fair value disclosure requirements. This statement applies whenever other accounting pronouncements require or permit fair value measurements. SFAS No. 159 generally permits the measurement of selected eligible financial instruments at fair value on specified election dates.

Bank of Marin Bancorp

The Bank performs fair-market valuations on certain assets as a result of the application of accounting guidelines that were in effect prior to the adoption of SFAS No. 157. In addition, in conjunction with the Bank’s decision to sell its auto portfolio, on January 1, 2007 the Bank elected the fair value measurement option for its indirect auto loan portfolio under the early adoption provisions of SFAS No. 159. The sale of the indirect auto portfolio was concluded on June 5, 2007. The following table summarizes the Bank’s financial instruments that were measured at fair value on a recurring basis at September 30, 2007.

(Dollars in thousands)
Description of Financial Instruments	Sept. 30, 2007	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)

Securities available for sale	$85,076		$85,076	$	---	$	---
Derivative financial instruments (assets)	174		---		174		---
Total assets	$85,250		$85,076		$174	$	---

Derivative financial instruments (liabilities)	$265	$	---		$265	$	---

Securities available for sale are valued based upon open-market quotes obtained from reputable third-party brokers. Market pricing is based upon specific CUSIP identification for each individual security. Changes in fair market value are recorded in other comprehensive income.

The fair value of derivative financial instruments is based on the present value of future expected cash flows.  The variable rates and discount rates are derived from LIBOR cash and swap rates.  LIBOR, rather than risk free rates, are used to adjust for the inherent credit risk associated with high quality counterparties. The fair value of derivative financial instruments is provided by a third party. Changes in fair market value are recorded in other non-interest income for fair value hedges using short-cut hedge accounting treatment and are recorded in interest income for fair value hedges not qualifying for short-cut hedge accounting treatment.

The following table presents a computation of the net change to retained earnings at the initial adoption of SFAS No. 159 for the Bank’s auto loan portfolio.

	January 1, 2007	Net Gain (Loss)		January 1, 2007
(Dollars in thousands)	Prior to Adoption	Upon Adoption		After Adoption
Assets
Auto loans, net	$83,327	$(2,499)	(a)	$80,828
Pre-tax cumulative effect of adoption of the fair value option		(2,499)
Increase in deferred tax asset		1,047
Cumulative effect of adoption of the fair value option (charged to retained earnings)		$(1,452)

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

Bank of Marin Bancorp

Note 4:  Allowance for Loan Losses and Non Accrual Loans

The allowance for loan losses is maintained at levels considered adequate by management to provide for probable loan losses inherent in the portfolio. The allowance is based on management's assessment of various factors affecting the loan portfolio, including problem loans, economic conditions and loan loss experience, and an overall evaluation of the quality of the underlying collateral.

Activity in the allowance for loan losses follows:

	Three months ended			Nine months ended
(in thousands - unaudited)	Sept. 30, 2007	June 30, 2007	Sept. 30, 2006	Sept. 30, 2007	Sept. 30, 2006
Beginning balance	$7,053	$7,042	$7,519	$8,023	$7,115
Cumulative-effect adjustment of adoption of SFAS No. 159	---	---	---	(1,048)	---
Provision for loan loss charged to expense	200	75	287	340	789
Loans charged off	(33)	(77)	(150)	(111)	(316)
Loan loss recoveries	7	13	74	23	142
Ending balance	$7,227	$7,053	$7,730	$7,227	$7,730

Total loans held in portfolio at end of period, before deducting allowance for loan losses	$685,975	$653,924	$712,851	$685,975	$712,851
Ratio of allowance for loan losses to loans held in portfolio	1.05%	1.08%	1.08%	1.05%	1.08%
Nonaccrual loans at period end	$150	$5	$4,374	$150	$4,374

At December 31, 2006, non-accrual loans totaled $49 thousand.  At September 30, 2006, non-accrual loans totaled $4.4 million, including one commercial loan for $2.3 million which was sold in the fourth quarter of 2006, and one commercial real estate loan for $2.0 million for which the principal and related interest were fully paid in the fourth quarter of 2006.

The gross interest income that would have been recorded, had non-accrual loans been current, totaled $3 thousand for the third quarter of 2007. The amount was less than $1 thousand for the second quarter of 2007, and totaled $116 thousand for the third quarter of 2006. The uncollected interest income was $8 thousand for the nine months ended September 30, 2007 and $261 thousand for the nine months ended September 30, 2006.

Note 5:  Stockholders’ Equity

On the Effective Date, the bank holding company reorganization was completed and the Bank repurchased a total of 24,399 common shares of the Bank for $876 thousand from six shareholders who dissented to the exchange of these shares for Bancorp common stock.

Upon the adoption of SFAS No. 159 for its indirect auto loan portfolio, the Bank recorded a cumulative-effect adjustment as a charge to retained earnings totaling $1.5 million effective January 1, 2007. See Note3.

In October 2006, the Bank received approval from the California Department of Financial Institutions (DFI) and the Federal Deposit Insurance Corporation (FDIC) to buy back up to 10%, or up to 545,884 of the Bank’s 5,458,838 then-outstanding shares, not to exceed $15 million.  The repurchase program allowed the Bank to purchase common shares for a period of twelve months from the approval date in the open market or in privately negotiated transactions. In 2006, the Bank purchased 115,625 shares at prices ranging from $32.43 to $36.25 for a total cost of $4.0 million.  In the first quarter of 2007, the Bank purchased an additional 289,692 shares at prices ranging from $36.05 to $39.10 for a total cost of $11.1 million, thereby completing the share repurchase under the approved program.  The Bank executed these transactions pursuant to the Securities and Exchange Commission’s Rule 10b-18.  All shares repurchased were made in open market transactions and were part of the publicly announced repurchase program.

Bank of Marin Bancorp

A summary of cash dividends paid to shareholders, which are recorded as a reduction of retained earnings, is presented below.

	Three months ended			Nine months ended
(in thousands except per share data - unaudited)	Sept. 30, 2007	June 30, 2007	Sept. 30, 2006	Sept. 30, 2007	Sept. 30, 2006
Cash dividends	$672	$680	$655	$1,977	$1,796
Cash dividends per share	$0.13	$0.13	$0.12	$0.38	$0.34

Included in cash dividends during the second quarter of 2007 is $5 thousand paid to shareholders in connection with the redemption of all the preferred share purchase rights issued pursuant to the Bank’s Rights Agreement of August 11, 2003. Each right entitled the registered holder to purchase from Bank one one-hundredth of a share of Series A Junior Participating Preferred stock, no par value of Bank at a price of $125 per one one-hundredth of a preferred share, subject to adjustments. The redemption, in anticipation of the formation of a bank holding company, was effective June 14, 2007 at a redemption price of $0.001 per right. On that same day, Bank of Marin Bancorp’s Board of Directors executed a Rights Agreement substantially similar to the Bank’s agreement and has issued replacement rights to purchase shares of Bancorp under the new Rights Agreement to shareholders of record as of July 23, 2007. The Bank of Marin Bancorp Rights Agreement is designed to discourage takeovers that involve abusive tactics or do not provide fair value to shareholders.

Under SFAS No. 123R which was implemented in January 2006, the fair value of stock options on the grant date is recorded as an expense on the income statement over the service period with a corresponding increase in common stock.  In addition, the Bank records tax benefits on the exercise of non-qualified stock options and on the disqualifying disposition of incentive stock options, which are accounted for as an addition to common stock with a corresponding decrease in accrued taxes payable. See Note 6 for further information on accounting for stock options and share-based payments.

Stock-based compensation also includes compensation expense related to the Employee Stock Purchase Plan, which was implemented in the third quarter of 2007, whereby employees may purchase common shares of Bancorp at a five percent discount.  The discount amount is recorded as an expense at the time of the purchase, with a corresponding increase in common stock.

Stock-based compensation and tax benefits on exercised options are shown below.

	Three months ended			Nine months ended
(in thousands - unaudited)	Sept. 30, 2007	June 30, 2007	Sept. 30, 2006	Sept. 30, 2007	Sept. 30, 2006
Stock-based compensation	$124	$133	$145	$379	$428
Tax benefits on exercised options	$4	$126	$181	$728	$1,137

Note 6: Stock Option and Repurchase Plans

Effective July 1, 2007, Bank of Marin Bancorp adopted an Employee Stock Purchase Plan whereby employees of Bancorp and its subsidiary may purchase Bancorp common shares through payroll deductions of between one percent and fifteen percent of pay in each pay period.  Shares are purchased quarterly at a five percent discount from the closing market price on the last day of the quarter.  The plan calls for 200,000 common shares to be set aside for employee purchases.

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

As of May 8, 2007, the 2007 Equity Plan was approved by shareholders. The 2007 Equity Plan was subsequently adopted by Bank of Marin Bancorp as part of the holding company formation described in Note 1.  Awards under the 2007 Equity Plan now relate to shares of common stock of Bank of Marin Bancorp. All new stock-based compensation awards from the approval date forward are granted through the 2007 Equity Plan.

The 2007 Equity plan provides financial incentives for selected employees, advisors and non-employee directors. Terms of the plan provide for the issuance of up to 500,000 shares of common stock for these employees, advisors and non-employee directors. The Compensation Committee of the Board of Directors has the authority in its discretion to determine those employees, advisors and non-employee directors who will receive an award, the timing of awards, the vesting schedule for each award, the type of award to be granted, the number of shares of Bancorp stock to be subject to each option and restricted stock award, and all other terms and conditions of any award.

Bank of Marin Bancorp

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

Stock options granted pursuant to the 1989 and 1999 Stock Option Plans were subsequently adopted by Bank of Marin Bancorp as part of the holding company formation described in Note 1.  Stock options under these plans now relate to shares of common stock of Bank of Marin Bancorp.

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

A summary of activity for the Bank’s options for the first three quarters of 2007 is presented below.

				Weighted
				Average
			Aggregate	Remaining
		Weighted	Intrinsic	Contractual
	Number of	Average	Value	Term
	Shares	Exercise Price	(in thousands)	(in years)
For the quarter ending March 31, 2007:

Options outstanding at December 31, 2006	546,265	$20.69	---	---
Granted	---	---	---	---
Cancelled/forfeited	(2,443)	28.60	---	---
Exercised	(83,582)	14.88	$1,895	---
Options outstanding at March 31, 2007	460,240	21.70	$6,379	5.5
Exercisable (vested) at March 31, 2007	308,035	$16.93	$5,739	4.2

For the quarter ending June 30, 2007:

Options outstanding at March 31, 2007	460,240	$21.70	---	---
Granted	54,551	34.87	---	---
Cancelled/forfeited	(1,442)	30.31	---	---
Exercised	(24,934)	12.65	$572	---
Options outstanding at June 30, 2007	488,415	23.61	$4,415	6.0
Exercisable (vested) at June 30, 2007	312,494	$18.38	$4,459	4.6

For the quarter ending September 30, 2007:

Options outstanding at June 30, 2007	488,415	$23.61	---	---
Granted	---	---	---	---
Cancelled/forfeited	(2,460)	31.66	---	---
Exercised	(3,612)	15.19	$60	---
Options outstanding at September 30, 2007	482,343		$4,429	5.7
Exercisable (vested) at September 30, 2007	321,740	$18.86	$4,346	4.4

Bank of Marin Bancorp

As of September 30, 2007 there was $1.1 million of total unrecognized compensation related to non-vested stock options.  This cost is expected to be recognized over a weighted average period of approximately 15.1 months.

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

Assumptions used in the Bank’s pricing model are shown below.

	Nine months ended	Year ended
	September 30, 2007	December 31, 2006
Risk-free interest rate	4.64%	5.06%
Expected dividend yield	1.38%	1.37%
Expected life in years	7	7
Expected price volatility	12.30%	12.53%

Note 7: Financial Instruments with Off-Balance Sheet Risk

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

The Bank is exposed to credit loss in the contract amount of the commitment in the event of non-performance by the borrower. The Bank uses the same credit policies in making commitments as it does for on-balance sheet instruments and evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by the Bank is based on management's credit evaluation of the borrower. Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, and real property.

The contract amount of loan commitments not reflected on the statement of condition was $225.8 million at September 30, 2007.  This amount included $129.2 million under commercial lines of credit (these commitments are contingent upon customers maintaining specific credit standards), $59.4 million under revolving home equity lines and $29.8 million under undisbursed construction loans.  The Bank has set aside an allowance for losses in the amount of $452 thousand for these commitments, which is recorded in "interest payable and other liabilities."

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

Note 8: Derivative Financial Instruments and Hedging Activities

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

Bank of Marin Bancorp

During the third quarter of 2007, the Bank’s forward swap was designated to offset the change in fair value of a loan originated during the period.  The fair value of the related yield maintenance agreement totaling $69 thousand at the date of designation is being amortized to interest income using the effective yield method over the life of the loan.

The two interest rate swaps held by the Bank are scheduled to mature in June of 2020 and June of 2022.  Information on the Bank’s hedges follows:

	Fair Value	Fair Value
	Swap	Swap
(in thousands)	(Shortcut Accounting Treatment)	(Non-shortcut Accounting Treatment)	Yield Maintenance Agreement
At September 30, 2007:
Notional or contractual amount	$7,289	$8,300	$	---
Credit risk amount (1)	174	---		---
Estimated net fair value	174	(265)		66

At December 31, 2006:
Notional or contractual amount	$7,513	$8,300		$8,300
Credit risk amount (1)	220	---		295
Estimated net fair value	220	(295)		295

	Three months ended				Nine months ended
	Sept. 30, 2007	June 30, 2007	Sept. 30, 2006		Sept. 30, 2007	Sept. 30, 2006
Fair Value Swap
(Shortcut Accounting Treatment):
Weighted average pay rate	4.59%	4.59%		4.59%	4.59%		4.59%
Weighted average receive rate	5.47%	5.32%		5.35%	5.37%		4.97%

Fair Value Swap
(Non-Shortcut Accounting Treatment):
Weighted average pay rate	5.54%	5.54%		5.54%	5.54%		5.54%
Weighted average receive rate	5.44%	5.32%		5.35%	5.41%		4.97%

Yield maintenance agreement
Weighted average receive rate (2)	5.15%	5.15%		5.15%	5.15%		5.15%

(Loss) gain on designated and undesignated interest rate contracts	$(500)	$482		$(630)	$(16)		$(201)
Increase (decrease) in value of designated loans and yield maintenance agreement qualifying as derivatives	491	(483)		630	6		201
Net (loss) gain on derivatives used to hedge loans recorded in income	$(9)	$(1)	$	---	$(10)	$	---

1
Credit risk represents the amount of unrealized gain included in derivative assets which is subject to counterparty credit risk. It reflects the effect of master netting agreements and includes credit risk on  virtual derivatives.

2	Tax equivalent yield equals 8.26%.

Ineffectiveness of ($9) thousand and ($10) thousand was recorded in interest income during the three and nine months ended September 30, 2007.  The full change in value of swaps was included in the assessment of hedge effectiveness.

Bank of Marin Bancorp

Note 9: Condensed Bank of Marin Bancorp Unconsolidated Financial Statements

Presented below is financial information for Bank of Marin Bancorp, holding company only, subsequent to its formation on July 1, 2007. See Note 1.

CONDENSED UNCONSOLIDATED STATEMENT OF CONDITION
at September 30, 2007

(in thousands - unaudited)	September 30, 2007

Assets
Cash and due from Bank of Marin	$1,091
Investment in subsidiary	85,380
Other assets	125
Total assets	$86,596

Liabilities and Stockholders' Equity
Accrued expenses payable	$20
Intercompany payable	1
Total liabilities	21
Stockholders' equity	86,575
Total liabilities and stockholders' equity	$86,596

CONDENSED UNCONSOLIDATED STATEMENT OF OPERATIONS
for the three months ended September 30, 2007

(in thousands - unaudited)	September 30, 2007

Income
Dividends from bank subsidiary	$2,000
Total income	2,000

Expense
Non-interest expense	228
Total expense	228

Income before income taxes and equity in undistributed net income of subsidiary	1,772
Income tax benefit	95
Income before equity in undistributed net income of subsidiary	1,867
Equity in undistributed net income of subsidiary	1,322

Net income	$3,189

Bank of Marin Bancorp

CONDENSED UNCONSOLIDATED STATEMENT OF CASH FLOWS
for three months ended September 30, 2007

(in thousands - unaudited)	September 30, 2007

Cash Flows from Operating Activities:
Net income	$3,189
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistrubuted net income of subsidiary	(1,322)
Net change in operating assets and liabilities
Other assets	(125)
Other liabilities	20
Intercompany payable	1
Net cash provided by operating activities	1,763

Cash Flows from Investing Activities:
Capital contribution to subsidiary	(55)
Net cash used in investing activities	(55)

Cash Flows from Financing Activities:
Stock options exercised	55
Dividends paid in cash	(672)
Net cash used by financing activities	(617)

Net increase in cash and cash equivalents	1,091

Cash and cash equivalents at beginning of period	---

Cash and cash equivalents at end of period	$1,091

Non-Cash Transactions: Upon formation of the holding company on July 1, 2007, Bank of Marin Bancorp exchanged one share of common stock for each share of common stock of the Bank of Marin. The investment in subsidiary account was created to reflect the total capital of the Bank of $84.2 million at that date, comprised of $53.0 million of common stock, $31.9 million of retained earnings, and $762 thousand of other comprehensive loss. During the quarter, the investment in subsidiary was adjusted to reflect $3.3 million in earnings of the subsidiary as well as other non-cash changes in subsidiary capital. These other non-cash adjustments consisted of $556 thousand to common stock, and a $464 thousand increase to other comprehensive loss.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In the following pages, Management discusses its analysis of  the financial condition and results of operations for the third quarter of 2007 compared to the third quarter of 2006 and to the prior quarter (second quarter of 2007), as well as the first nine months of 2007 compared to the same period in 2006. This discussion should be read in conjunction with the related financial statements and with the audited financial statements and accompanying notes included in the Bank of Marin’s 2006 Annual Report to Stockholders.  Average balances, including balances used in calculating certain financial ratios, are generally comprised of average daily balances.

Holding Company

On May 8, 2007 Bank of Marin shareholders approved the formation of a bank holding company.  On July 1, 2007, the holding company, Bank of Marin Bancorp, acquired Bank of Marin as its wholly owned subsidiary. The holding company is expected to provide flexibility in meeting the financing needs of the Bank and in responding to evolving changes in the banking and financial services industries. See Note 1.

Bank of Marin Bancorp

The financial statements and discussion thereof contained in this report for periods subsequent to the reorganization relate to consolidated Bank of Marin Bancorp.  Periods prior to the reorganization relate to Bank of Marin only.  The information is comparable as the sole subsidiary of Bank of Marin Bancorp is the Bank of Marin.

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

Forward-looking statements include descriptions of plans or objectives of management for future operations, products or services, and forecasts of revenues, earnings or other measures of economic performance.  Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts.  They often include the words "believe," "expect," "intend," "estimate," or words of similar meaning, or future or conditional verbs such as "will," "would," "should," "could," or "may."

Forward-looking statements are based on management's current expectations regarding economic, legislative, and regulatory issues that may impact Bancorp’s earnings in future periods.  A number of factors - many of which are beyond Bancorp’s control - could cause future results to vary materially from current management expectations.  Such factors include, but are not limited to, general economic conditions, changes in interest rates, deposit flows, real estate values and competition; changes in accounting principles, policies or guidelines; changes in legislation or regulation; and other economic, competitive, governmental, regulatory and technological factors affecting Bancorp’s operations, pricing, products and services.  These and other important factors are detailed in various securities law filings made periodically by Bancorp or the Bank, copies of which are available from:

Corporate Secretary
Bank of Marin
504 Redwood Blvd., Suite 100
Novato, CA 94947
415-763-4523

Copies of such filings are also available on Bancorp’s website at www.bankofmarin.com.  This website address is for information only and is not intended to be an active link, or to incorporate any website information into this document. Forward-looking statements speak only as of the date they are made.  Bancorp does not undertake to update forward-looking statements to reflect circumstance or events that occur after the date the forward-looking statements are made or to reflect the occurrence of unanticipated events.

Critical Accounting Policies

Management considers three accounting policies to be critical: the Allowance for Loan Losses, Share-Based Payment and Fair Value Option for Financial Assets and Liabilities. Refer to the Bank’s 2006 Annual Report to Shareholders on Form 10-K pages 8 and 9 for a discussion of Allowance for Loan Losses and Share-Based Payment.

Effective January 1, 2007, Bank of Marin elected early adoption of SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities and SFAS No. 157, Fair Value Measurements. SFAS No. 159 generally permits measurement of selected eligible financial instruments at fair value at specified election dates. Upon adoption of SFAS No. 159, the Bank selected the fair value option for its indirect auto loan portfolio. The changes in fair value of the selected financial instruments after the initial adoption at each balance sheet date were recorded through earnings prior to the sale of the portfolio on June 5, 2007. The Bank determined fair value at January 1, 2007 and March 31, 2007 based on certain criteria including weighted average interest rate, remaining term and FICO credit score. The expected cash flows were discounted using Treasury rates and a spread above the Treasury rate was applied based on recent sales of similar assets. (See Note3.) The assumptions represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management’s judgment. As a result, if other assumptions had been used, the Bank’s recorded unrealized gain in the first quarter of 2007 could have been materially different from that reflected in these financial statements.

Bank of Marin Bancorp

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

Executive Summary

The majority of Bancorp’s and the Bank’s assets and liabilities are monetary.  As a result, movement of interest rates plays a large part in the risk to its earnings.

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

As part of the strategy for maintaining an adequate interest rate spread, the Bank sold its $76 million indirect auto loan portfolio in the second quarter of 2007.  Management believes the sale of the indirect auto portfolio will improve the Bank’s net interest margin and provide a source of funding for higher-yielding relationship loans.  In the third quarter of 2007, the Bank sold its $1.5 million Visa Portfolio, which allows the Bank to offer a third-party product that will better meet customers’ needs. Management continually reviews the asset composition of the Bank in order to maximize earnings within acceptable risk parameters.

In 2007, reduced local market competition for deposits, due in part to softening loan demand, eased pressure on the Bank’s deposit rates. Additionally, the sale of the auto and Visa portfolios provided liquidity which further eased pressure on deposit rates, favorably affecting the net interest margin.  The flattening of loan rates is expected to offset some of the improvement in net interest margin attributable to lower deposit rates.

Members of the Bank’s Asset/Liability Management Committee monitor economic trends but cannot predict with certainty the movement of interest rates. The Committee is charged with developing interest rate strategies for various scenarios and works with management to implement the appropriate selection for the current economic environment.

Bank of Marin Bancorp has not been materially affected by the recent turmoil in the residential housing market.  A relatively small portion of the loan portfolio (6.0%) is comprised of residential loans, which primarily relate to “tenancy in common” loans made to highly qualified applicants at a maximum loan to value of 80%. This product has shown resiliency in the recently volatile residential housing market.  An additional 4.8% of the loan portfolio is comprised of home equity loans and lines of credit, at a maximum loan to value of 80%, in which historical delinquencies have been minimal. Bancorp does not make sub-prime mortgage loans nor does it invest in mortgage-backed securities collateralized by sub-prime loans. Credit quality remains very strong with only $150 thousand in non-accrual loans at September 30, 2007.

Management is constantly alert for opportunities to offset the impact of interest rate compression on earnings including offering new fee income services and expansion of the franchise. The decision to create a bank holding company was made in order to provide additional flexibility in meeting financing needs, to facilitate acquisition of other banks and move into other financial services. In May of 2007, a loan production office was opened in San Francisco to help drive commercial loan and core deposit growth. In August 2007, an application was made with the FDIC and California Department of Financial Institutions to open a new branch office in Mill Valley, which will complement the existing branches in Marin County.

Banking is a highly regulated industry.  Bank management continually monitors its compliance with regulatory requirements including capital adequacy and liquidity.  Upon formation of the bank holding company, Bank of Marin Bancorp became subject to regulation under the Bank Holding Company Act of 1956, as amended (BHCA) which subjects Bancorp and the Bank to Federal Reserve Board Reporting and examination requirements although the Bank is not a member of the Federal Reserve System. As a California state-chartered insured bank, the Bank remains subject to regulation and periodic examination by the California Department of Financial Institutions and the Federal Deposit Insurance Corporation.

Bank of Marin Bancorp

RESULTS OF OPERATIONS
Overview

Highlights of the financial results are presented in the following table.

	As of and for the			As of and for the
	three months ended			nine months ended
(dollars in thousands except per share data)	Sept. 30, 2007	June 30, 2007	Sept. 30, 2006	Sept. 30, 2007	Sept. 30, 2006
For the period:
Net income	$3,189	$2,903	$3,105	$9,066	$8,656
Net income per share
Basic	$0.62	$0.56	$0.57	$1.74	$1.62
Diluted	$0.60	$0.54	$0.55	$1.70	$1.55
Return on average equity	14.83%	13.90%	13.98%	14.37%	13.74%
Return on average assets	1.38%	1.32%	1.41%	1.36%	1.35%
Cash dividend payout ratio	20.97%	23.21%	21.05%	21.84%	20.99%
Efficiency ratio	55.97%	59.22%	57.69%	57.75%	56.95%
At period end:
Book value per share	$16.73	$16.21	$16.51	$16.73	$16.51
Total assets	$924,044	$890,377	$873,237	$924,044	$873,237
Total loans	$685,975	$653,924	$712,851	$685,975	$712,851
Total deposits	$809,414	$776,477	$742,218	$809,414	$742,218
Loan-to-deposit ratio	84.7%	84.2%	96.0%	84.7%	96.0%

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

Bank of Marin Bancorp

Distribution of Average Statements of Condition and Analysis of Net Interest Income

	Three months ended			Three months ended			Three months ended
	September 30, 2007			June 30, 2007			September 30, 2006
		Interest			Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in thousands)	Balance	Expense (1)	Rate (1)	Balance	Expense (1)	Rate (1)	Balance	Expense (1)	Rate (1)
Assets
Federal funds sold and other short-term investments	$94,220	$1,247	5.25%	$31,739	$415	5.24%	$9,603	$126	5.24%
Investment securities
U.S. Treasury securities	---	---	---	---	---	---	2,646	17	2.47%
U.S. Government agencies	85,557	1,063	4.93%	68,916	809	4.71%	84,437	921	4.33%
Other	7,164	108	5.91%	7,567	123	6.56%	6,113	75	4.87%
Municipal bonds	13,909	172	4.90%	12,201	148	4.84%	13,049	158	4.82%
Loans and banker's acceptances (2)	668,636	13,283	7.88%	711,502	13,981	7.88%	706,994	13,618	7.64%
Total interest-earning assets	869,486	15,873	7.24%	831,925	15,476	7.46%	822,842	14,915	7.19%
Cash and due from banks	22,847			25,078			29,741
Bank premises and equipment, net	8,132			8,303			6,907
Interest receivable and other assets, net	15,397			16,564			13,481
Total assets	$915,862			$881,870			$872,971
Liabilities and Stockholders' Equity
Interest-bearing transaction accounts	$76,189	$74	0.38%	$76,969	$74	0.39%	$72,099	$70	0.39%
Savings and money market accounts	440,131	3,882	3.50%	405,754	3,778	3.73%	377,735	3,151	3.31%
Time accounts	85,770	877	4.05%	87,123	882	4.06%	102,896	976	3.77%
Purchased funds	10,246	107	4.15%	11,603	126	4.35%	13,786	158	4.55%
Borrowed funds	5,000	102	8.19%	5,000	101	8.04%	5,000	102	8.17%
Total interest-bearing liabilities	617,336	5,042	3.24%	586,449	4,961	3.39%	571,516	4,457	3.09%
Demand accounts	206,579			205,394			207,983
Interest payable and other liabilities	6,597			6,263			5,360
Stockholders' equity	85,350			83,764			88,112
Total liabilities & stockholders' equity	$915,862			$881,870			$872,971

Net interest income		$10,831			$10,515			$10,458
Net interest margin			4.94%			5.07%			5.04%
Net interest rate spread			4.00%			4.07%			4.10%

	Nine months ended			Nine months ended
	September 30, 2007			September 30, 2006
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in thousands)	Balance	Expense (1)	Rate (1)	Balance	Expense (1)	Rate (1)
Assets
Federal funds sold and other short-term investments	$42,372	$1,664	5.25%	$5,839	$218	5.00%
Investment securities
U.S. Treasury securities	423	8	2.42%	3,274	60	2.45%
U.S. Government agencies	74,509	2,714	4.87%	85,094	2,741	4.31%
Other	7,571	329	5.80%	6,050	215	4.76%
Municipal bonds	12,991	477	4.91%	15,534	594	5.11%
Loans and banker's acceptances (2)	700,712	41,068	7.84%	694,732	39,352	7.57%
Total interest-earning assets	838,578	46,260	7.38%	810,523	43,180	7.12%
Cash and due from banks	25,017			27,874
Bank premises and equipment, net	8,270			5,782
Interest receivable and other assets, net	16,223			12,836
Total assets	$888,088			$857,015

Liabilities and Stockholders' Equity
Interest-bearing transaction accounts	$75,994	$225	0.40%	$76,098	$222	0.39%
Savings and money market accounts	407,852	11,052	3.62%	352,446	7,650	2.90%
Time accounts	86,959	2,628	4.04%	108,305	2,921	3.61%
Purchased funds	18,880	671	4.75%	22,424	771	4.60%
Borrowed funds	5,000	302	8.06%	5,000	289	7.73%
Total interest-bearing liabilities	594,685	14,878	3.34%	564,273	11,853	2.81%
Demand accounts	202,660			203,540
Interest payable and other liabilities	6,366			4,960
Stockholders' equity	84,377			84,242
Total liabilities & stockholders' equity	$888,088			$857,015

Net interest income		$31,382			$31,327
Net interest margin			5.00%			5.17%
Net interest rate spread			4.04%			4.31%

(1)	Yields and interest income are presented on a taxable-equivalent basis using the Federal statutory rate of 35 percent.
(2)
Average balances on loans outstanding include non-performing loans, if any. The amortized portion of net loan origination fees (costs) is included in interest income on loans, representing an adjustment to the yield.

Bank of Marin Bancorp

Third Quarter 2007 Compared to Third Quarter 2006

In the third quarter of 2007, the tax-equivalent net interest margin was 4.94%, down 10 basis points from the third quarter of 2006. The decline in the third quarter of 2007 compared to the same period a year ago reflects rate increases in interest bearing deposits in response to competitive pressures, only partially offset by higher asset yields in most categories and a decline in purchased funds.  Since a large portion of the Bank’s interest-bearing deposits are short-term, the impact of competitive market rates was significant. In the second quarter of 2007, the Bank sold its $76 million indirect auto portfolio to provide a source of funding for higher-yielding relationship loans in the future.  These funds were initially reinvested in assets approximating the same overall return.  Federal funds target rate reductions during the third quarter of 2007 will negatively impact the yields on short-term investments made with the proceeds from the sale, as well as the yields on new and repricing loans.  The negative impact can be mitigated with related rate reductions to interest-bearing deposits. In the third quarter of 2007, the taxable-equivalent net interest income increased 3.6% compared to the third quarter of 2006.

Average interest-earning assets for the third quarter of 2007 increased $46.6 million, or 5.7%, from the same quarter a year ago. An increase of $84.6 million in Federal funds sold and other short-term investments more than offset the decline of $38.4 million in loans. The sale of the $76 million indirect auto portfolio in mid-2007, the reinvestment of the proceeds from the sale, as well as softer loan demand in 2007 caused this shift in the mix of assets. Investment securities were essentially unchanged from the same quarter in 2006.

In the quarter ended September 30, 2007, the yield on interest-earning assets increased by 5 basis points from the same quarter a year ago.  Although the yields on most interest-earning asset categories increased, the modest increase to the overall yield on interest-earning assets reflects a shift in the mix of assets from loans to other similar yielding assets in connection with the sale of the indirect auto portfolio. The yield on loans increased 24 basis points from the same quarter a year ago.  The yield on Federal funds sold was essentially unchanged and the yield on agency securities increased 60 basis points in the same period.  These assets together account for 97.6% of interest-earning assets. The increase in the loan yield from the third quarter of 2006 is primarily attributable to the absence of indirect auto loans, which were the lowest-yielding, loan originations at higher yields as long-term average market interest rates increased, and maturities and paydowns of loans at lower yields.  Approximately 4 basis points of the increase in the third-quarter 2007 loan yield is attributable to the market value adjustment of the indirect auto loan portfolio on January 1, 2007. The increase in yields on agency securities primarily relates to purchases at higher yields combined with the maturity and paydown of securities at lower yields.

The average balance of interest-bearing liabilities increased $45.8 million, or 8.0%, over the third quarter of 2006.  A 16.5% increase in savings and money market accounts, partially due to higher offered rates, and a 5.7% increase in interest bearing transaction accounts, more than offset the decline in time deposits and purchased funds compared to the same period a year ago.

The rate on interest-bearing liabilities increased 15 basis points as compared to the third quarter of 2006 mostly due to rate increases, primarily on money market accounts and the repricing of time deposits at higher rates. The increase in deposit rates was partially offset by the decline in the overall rate paid on purchased funds reflecting a more favorable mix of purchased funds. (Purchased funds include a term FHLB advance and overnight borrowings). The rate on the Bank’s long-term borrowed funds, which is tied to LIBOR, was essentially unchanged from the third quarter of 2006.

Third Quarter 2007 Compared to Second Quarter 2007

In the third quarter of 2007, the tax-equivalent net interest margin of 4.94% was down 13 basis points from the second quarter of 2007. The yield on interest earning assets decreased 22 basis points in the quarter ended September 30, 2007 from the prior quarter reflecting a shift in the mix from higher-yielding loans to Federal funds and other short-term investments, partially offset by increases in yields on U.S. government agency securities and municipal bonds. The rate on interest-bearing liabilities decreased 15 basis points, primarily reflecting rate reductions to money market accounts made throughout the third quarter of 2007. Softening of loan demand together with increased liquidity generated from the sale of the auto portfolio eased pressure on deposit rates in the third quarter of 2007 compared to the prior quarter.

Total average interest-earning assets increased $37.6 million, or 4.5%, in the quarter ending September 30, 2007 compared to the prior quarter. An increase of $62.5 million in Federal funds sold more than offset the decline of $42.9 million in average loan balances. The composition of interest-earning assets changed in the third quarter of 2007 compared to the prior quarter, primarily reflecting the sale of the indirect auto loan portfolio of approximately $76 million, and the subsequent investment of the proceeds in Federal funds sold and other short-term investments as well as investment securities.

Bank of Marin Bancorp

Average interest-bearing liabilities increased $30.9 million in the third quarter over the second quarter, primarily due to an increase of $34.4 million in savings and money market accounts, partially offset by smaller declines in other categories of interest-bearing liabilities.

Nine Months 2007 Compared to Nine Months 2006

In the first nine months of 2007, the tax-equivalent net interest margin totaled 5.00%, down 17 basis points from the same period a year ago, reflecting the same interest rate compression discussed in the comparison of the third quarter of 2007 to the third quarter of 2006.  The increase in the cost of interest-bearing liabilities by 53 basis points, primarily due to the increased cost of deposits, was partially offset by an increase of 26 basis points in interest earning assets, primarily due to increased yields on loans, U.S. Government agency securities and other investment securities.  The nine-month 2007 taxable-equivalent net interest income was essentially unchanged compared to the first nine months of 2006.

Average interest-earning assets for the nine months of 2007 increased $28.1 million, or 3.5%, from the same period a year ago. An increase of $36.5 million in Federal funds sold and an increase of $6.0 million in loans more than offset the decline in investments. Average loans include the average balance of the indirect auto loan portfolio prior to its sale in the second quarter of 2007 and are not representative of the period end results. The sale of the indirect auto portfolio caused a shift in the mix of assets from loans to Federal funds sold and other short-term investments as well as investment securities late in the second quarter of 2007. The decline in average investment securities relates to maturities and paydowns of these instruments, partially offset by purchases.

The yield on interest-earning assets increased by 26 basis points in the first nine months of 2007 compared to the same period a year ago. This increase reflects a 27 basis point increase in loan yield from the same period a year ago, primarily attributable to loan originations at higher yields and maturities and paydowns of loans at lower yields. This increase also reflects the write-down to fair value and subsequent sale of the lower-yielding indirect auto portfolio. The yield on agency securities increased 56 basis points in the same comparative period, primarily related to maturities and paydowns of securities at lower yields as well as purchases of securities at higher yields. The yields on other investment securities increased 104 basis points in the nine months ended September 30, 2007 compared to the same period a year ago, primarily related to purchase of higher yielding instruments in the third quarter of 2007.  The increase in yield on Federal funds sold in the nine months ended September 30, 2007 compared to the same period a year ago primarily relates to Federal fund target rate increases during the third quarter of 2006, which were still in effect through most of the third quarter of 2007.

The average balance of interest-bearing liabilities in the first nine months of 2007 increased $30.4 million, or 5.4%, over the first nine months of 2006.  An increase in savings and money market accounts, partially due to higher offered rates, was partially offset by the decline in time accounts and purchased funds. The decline in time deposits reflected a move to money market accounts, as offered rates on money market accounts rose.

In the first nine months of 2007, the rate on interest-bearing liabilities increased 53 basis points as compared to the same period in 2006, primarily due to higher offered rates as a result of increased competition for deposits.  The rate on savings and money market accounts increased 72 basis points, and the rate on time deposits increased 43 basis points. The increase in the rate of borrowed funds by 33 basis points during the same comparative periods reflects an increase in the LIBOR rate to which this borrowing is tied.

Bank of Marin Bancorp

Provision for Loan Losses

The adequacy of the allowance for loan losses is formally assessed on a quarterly basis.  An expense is provided to bring the allowance for loan losses to a level to provide adequate coverage for probable loan losses. The adequacy of the allowance for loan losses is evaluated based on several factors, including growth of the loan portfolio, analysis of probable losses in the portfolio and recent loss experience. Actual losses on loans are charged against the allowance, and the allowance is increased through the provision charged to expense.

The provision for loan losses was $200 thousand during the third quarter of 2007 compared with $287 thousand during the third quarter of 2006 and $75 thousand in the second quarter of 2007.  Net (charge-offs) recoveries totaled $(26) thousand in the third quarter of 2007, $(76) thousand in the third quarter of 2006 and $(64) thousand in the second quarter of 2007. Charge-offs in the second quarter of 2007 primarily related to one mobile home loan, and in the third quarter of 2006 related primarily to one commercial loan as well as auto loan charge-offs. During the first nine months of 2007, the provision for loan losses totaled $340 thousand compared to $789 thousand in the first nine months of 2006. Net (charge-offs) recoveries totaled $(88) thousand in the first nine months of 2007 compared to $(174) thousand in the same period a year ago. The first nine months of 2007 reflect the absence of charge-offs and recoveries on the auto portfolio, which was accounted for at fair value in accordance with SFAS No. 159 beginning January 1, 2007 and was sold during the quarter ended June 30, 2007. The cumulative effect adjustment to retained earnings upon initial adoption of SFAS No. 159 includes $1.0 million that was removed from the allowance for loan losses. See Note 3 to the financial statements.

The provision for loan losses declined in the third quarter of 2007 compared to the third quarter of 2006, as well as in the first nine months of 2007 compared to the first nine months of 2006, reflecting the amount deemed by management necessary to maintain the allowance at a level considered adequate to provide for probable losses inherent in the portfolio.

Non-accrual loans totaled $150 thousand, $5 thousand and $4.4 million at September 30, 2007, June 30, 2007 and September 30 2006, respectively. At September 30, 2006, non-accrual loans included one commercial loan for $2.3 million, which was sold in the fourth quarter of 2006 and one commercial real estate loan for $2.0 million, for which the principal and related interest was fully paid in the fourth quarter of 2006.

Bank of Marin Bancorp

Non-Interest Income

The table below details the components of non-interest income.

				9/30/07 compared		9/30/07 compared
				to 6/30/07		to 9/30/06
	Three months ended			Amount	Percent	Amount	Percent
	Sept. 30,	June 30,	Sept. 30,	Increase	Increase	Increase	Increase
(dollars in thousands)	2007	2007	2006	(Decrease)	(Decrease)	(Decrease)	(Decrease)
Service charges on deposit accounts	$325	$321	$259	$4	1.2%	$66	25.5%
Wealth Management Services	331	298	271	33	11.1%	60	22.1%
Net gain on indirect auto and
Visa portfolios	387	190	---	197	103.7%	387	NM
Other non-interest income
Earnings on Bank owned life insurance	146	144	123	2	1.4%	23	18.7%
Customer banking fees and other charges	133	155	126	(22)	(14.2%)	7	5.6%
Other income	264	285	217	(21)	(7.4%)	47	21.7%
Total other non-interest income	543	584	466	(41)	(7.0%)	77	16.5%
Total non-interest income	$1,586	$1,393	$996	$193	13.9%	$590	59.2%

	Nine months ended		Amount	Percent
	Sept. 30,	Sept. 30,	Increase	Increase
(dollars in thousands)	2007	2006	(Decrease)	(Decrease)
Service charges on deposit accounts	$894	$757	$137	18.1%
Wealth Management Services	904	794	110	13.9%
Net gain on indirect auto and
Visa portfolios	1,097	---	1,097	NM
Other non-interest income
Earnings on Bank owned life insurance	429	362	67	18.5%
Customer banking fees and other charges	408	368	40	10.9%
Other income	755	654	101	15.4%
Total other non-interest income	1,592	1,384	208	15.0%
Total non-interest income	$4,487	$2,935	$1,552	52.9%

NM - Not Meaningful

Non-interest income for the third quarter of 2007 increased $590 thousand, or 59.2%, as compared to the third quarter of 2006 and increased $193 thousand, or 13.9%, compared to the prior quarter. The third quarter of 2007 included a net gain of $387 thousand on the sale of the Visa portfolio and the second quarter of 2007 included a net gain of $190 thousand on the sale of the indirect auto portfolio. Excluding these gains, non-interest income in the third quarter of 2007 increased 20.4% from the same quarter a year ago and remained relatively unchanged from the prior quarter.

Bank of Marin Bancorp

Service charges on deposit accounts increased $66 thousand, or 25.5%, from the comparable quarter a year ago and increased $4 thousand, or 1.2%, from the preceding quarter. The increase from the third quarter of 2006 is primarily attributable to an increase effective April 1, 2007, in the fees the Bank charges for checks drawn against insufficient funds, as well as reduced earnings credits provided to certain customer accounts. Wealth Management Services (WMS) income increased $60 thousand, or 22.1%, from the second quarter of 2006, and increased $33 thousand, or 11.1%, from the prior quarter, reflecting an increase in assets under management and market appreciation. Other non-interest income increased $77 thousand, or 16.5%, from the second quarter of 2006 and decreased $41 thousand, or 7.0%, from the prior quarter. The increase from the same quarter a year ago is primarily due to an increase in Bank owned life insurance income (due to additional investment of $1.2 million in September 2006 and a gradually increasing yield), an increase in reverse mortgage fees, and miscellaneous income (the third quarter of 2007 included $23 thousand of indirect auto loan recoveries subsequent to recording these loans at their fair value). The decrease from the prior quarter primarily reflects lower remote deposit fees and lower miscellaneous income. (The third quarter of 2007 reflected $29 thousand fewer indirect auto loan recoveries than the second quarter of 2007.)

Non-interest income totaled $4.5 million for the first nine months of 2007, an increase of $1.6 million, or 52.9%, from the first nine months of 2006. The adoption of SFAS No. 159 and the subsequent sale of the indirect auto loan portfolio generated a net gain in the first nine months of 2007 of $710 thousand and the sale of the Visa portfolio generated a net gain of $387 thousand, resulting in total net gains of $1.1 million. Excluding these gains, non-interest income in the first nine months of 2007 increased 15.5% from the comparable period a year ago. The net gain on sale of the auto portfolio is comprised of $520 thousand recorded in the first quarter of 2007 representing the change in the fair value of the portfolio during the quarter, plus a net gain recorded in the second quarter representing the pre-tax gain on sale totaling $489 thousand based on actual proceeds, net of selling expenses of $299 thousand, including commissions, legal fees and conversion costs. The $387 thousand gain recorded in the third quarter of 2007 represents the premium received on the sale of the Visa portfolio.

Service charges on deposit accounts in the first nine months of 2007 increased $137 thousand, or 18.1%, compared to the first nine months of 2006 and is primarily attributable to an increase effective April 1, 2007, in the fees the Bank charges for checks drawn against insufficient funds as well as reduced earnings credits provided to certain customer accounts. WMS income was $904 thousand during the first nine months of 2007, an increase of $110 thousand, or 13.9%, compared to the same period in 2006, primarily reflecting new assets under management as well as market appreciation. Other income increased by $208 thousand, or 15.0%, in the nine months ended September 30, 2007, compared to the same period a year ago. The increase is primarily due to an increase in Bank owned life insurance (as previously discussed), customer banking fee income related to Visa debit fees and business Visa interchange fees, and higher miscellaneous income (which included $75 thousand of indirect auto loan recoveries subsequent to recording these loans at their fair value).

Bank of Marin Bancorp

Non-Interest Expense

The table below details the components of non-interest expense.

				9/30/07 compared		9/30/07 compared
				to 6/30/07		to 9/30/06
	Three months ended			Amount	Percent	Amount	Percent
	Sept. 30,	June 30,	Sept. 30,	Increase	Increase	Increase	Increase
(dollars in thousands)	2007	2007	2006	(Decrease)	(Decrease)	(Decrease)	(Decrease)
Salaries and related benefits	$3,938	$4,163	$3,732	$(225)	(5.4%)	$206	5.5%
Occupancy and equipment	716	729	741	(13)	(1.8%)	(25)	(3.4%)
Depreciation & amortization	318	310	261	8	2.6%	57	21.8%
Data processing fees	411	425	422	(14)	(3.3%)	(11)	(2.6%)
Professional services	536	384	343	152	39.6%	193	56.3%
Other non-interest expense
Advertising	79	108	86	(29)	(26.9%)	(7)	(8.1%)
Director expense	65	114	120	(49)	(43.0%)	(55)	(45.8%)
Other expense	863	797	880	66	8.3%	(17)	(1.9%)
Total other non-interest expense	1,007	1,019	1,086	(12)	(1.2%)	(79)	(7.3%)
Total non-interest expense	$6,926	$7,030	$6,585	$(104)	(1.5%)	$341	5.2%

	Nine months ended		Amount	Percent
	Sept. 30,	Sept. 30,	Increase	Increase
(dollars in thousands)	2007	2006	(Decrease)	(Decrease)
Salaries and related benefits	$12,064	$11,756	$308	2.6%
Occupancy and equipment	2,155	1,912	243	12.7%
Depreciation & amortization	929	704	225	32.0%
Data processing fees	1,254	1,139	115	10.1%
Professional services	1,239	873	366	41.9%
Other non-interest expense
Advertising	250	308	(58)	(18.8%)
Director expense	291	373	(82)	(22.0%)
Other expense	2,463	2,355	108	4.6%
Total other non-interest expense	3,004	3,036	(32)	(1.1%)
Total non-interest expense	$20,645	$19,420	$1,225	6.3%

Non-interest expense for the third quarter of 2007 increased $341 thousand, or 5.2%, as compared to the third quarter of 2006 and decreased by $104 thousand, or 1.5%, from the prior quarter.

Salaries and benefits for the third quarter of 2007 increased $206 thousand, or 5.5%, when compared to the third quarter of 2006 and decreased by $225 thousand, or 5.4%, when compared to the second quarter of 2007. The increase from 2006 primarily represents a higher bank wide incentive bonus accrual and normal annual salary increases, partially offset by fewer FTE. The decrease from the prior quarter primarily reflects lower expenses associated with lower FTE. The number of FTE totaled 188, 194 and 192 in September 2007, June 2007 and September 2006, respectively.

Occupancy and equipment expenses decreased $25 thousand, or 3.4%, from the third quarter of 2006 and decreased $13 thousand, or 1.8% from the second quarter of 2007.  The decreases are primarily due to the implementation of negotiated contracts with equipment maintenance providers, partially offset by annual rent adjustments on branch operating leases.

Depreciation and amortization expenses for the third quarter of 2007 increased $57 thousand, or 21.8%, from the third quarter of 2006 and increased $8 thousand, or 2.6% from the preceding quarter.  The increase reflects expenses associated with the amortization of leasehold improvements, furniture and equipment associated with the move to a newly-leased administrative, operations and loan production facility late in the third quarter of 2006.

Bank of Marin Bancorp

Data processing expense for the third quarter of 2007 decreased $11 thousand, or 2.6%, over the third quarter of 2006 and decreased $14 thousand, or 3.3%, over the second quarter of 2007. These decreases primarily reflect one-time expenses in the third quarter of 2006 relating to the move to the Bank’s new facility, and in the second quarter of 2007 primarily relating to consumer internet banking security upgrades.

Professional services for the third quarter of 2007 increased $193 thousand, or 56.3%, from the third quarter of 2006 and increased $152 thousand, or 39.6% from the second quarter of 2007. The increases are mainly attributable to higher legal and accounting expenses, primarily associated with the implementation of the holding company in the third quarter of 2007.

Other non-interest expense for the third quarter of 2007 decreased by $79 thousand, or 7.3% compared to the third quarter of 2006 and decreased by $12 thousand, or 1.2%, from the second quarter of 2007. The decrease from the same quarter a year ago includes a decrease in director expenses. Other expense in the third quarter of 2006 includes approximately $105 thousand related to the loss on a leased facility that was vacated eight months prior to the end of the lease term, as well as moving expenses associated with the relocation of administrative, operational and loan production personnel, which did not recur in the third quarter of 2007. These decreases were partially offset by higher FDIC insurance. The change from the second quarter of 2007 is primarily due to decreases in director expenses and shareholder expenses, partially offset by an increase in FDIC insurance.

Non-interest expense totaled $20.6 million for the first nine months of 2007, an increase of $1.2 million, or 6.3%, from the corresponding period of 2006. Salaries and benefits increased by $308 thousand, or 2.6%, primarily reflecting normal annual salary increases. Occupancy and equipment expense increased by $243 thousand, or 12.7%, in the first nine months of 2007 compared to the same period in 2006, mainly due to expenses associated with the relocation of the Bank’s administrative, operations and loan production facility. Depreciation and amortization increased by $225 thousand, or 32.0%, for primarily the same reason. Data processing increased by $115 thousand, or 10.1%, due to contractually stipulated price increases that are part of the Bank’s long-term agreement with its data processing provider. Professional services increased in the first nine months of 2007 compared to the same period in the prior year by $366 thousand, or 41.9%, largely attributable to higher legal and accounting expenses associated with the implementation of the holding company in the third quarter of 2007. Other non-interest expense decreased by $32 thousand, or 1.1%. The change reflects decreases in moving expenses, loss on leased facility as previously discussed, director expenses, and telephone expenses. These increases were partially offset by increases in FDIC insurance, shareholder expenses and information technology costs.

Provision for Income Taxes

The provision for income taxes totaled $2.1 million, $1.9 million, and $1.4 million during the quarters ended September 30, 2007, June 30, 2007, and September 30, 2006, respectively.  The effective tax rates for those same periods were 39.2%, 39.1%, and 31.6%, respectively.  The provisions for the nine-month periods ending September 30, 2007 and 2006 were $5.7 million and $5.2 million, respectively, reflecting effective tax rates of 38.6% and 37.7%, respectively.  These provisions reflect accruals for taxes at the applicable rates for Federal income and California franchise taxes based upon reported pre-tax income and adjusted for the effects of all permanent differences between income for tax and financial reporting purposes (such as earnings on qualified municipal securities and certain life insurance products).  Therefore, there are normal fluctuations in the effective rate from period to period based on the relationship of net permanent differences to income before tax.  However, the primary reason for the lower effective rate in the third quarter of 2006 was the recognition of tax benefits related to enterprise zone loans for the tax years 2002 through 2005.  The Bank has not been subject to alternative minimum tax (AMT).

Short-period Federal and California tax returns will be filed for the Bank for the period ending July 1, 2007.  Thereafter, consolidated returns will be filed for Bancorp and the Bank.  Bancorp and the Bank have entered into a tax allocation agreement which provides that income taxes shall be allocated between the parties on a separate entity basis.  The intent of this agreement is that each member of the consolidated group will incur no greater tax liability than it would have incurred on a stand-alone basis.

FINANCIAL CONDITION
Summary

During the first nine months of 2007, total assets increased $47.5 million to $924.0 million from December 31, 2006.  Although loans other than indirect auto loans increased $50.3 million, loans overall decreased $33.8 million to $686.0 million. This was a result of the sale of the indirect auto portfolio, which totaled $84.1 million at December 31, 2006.

Bank of Marin Bancorp

In the first quarter, the Bank elected to adopt SFAS No. 159 and record its indirect auto portfolio at fair value. In connection with this event, an unrealized loss of $3.5 million was recorded as a reduction of loans, and the allowance for loan losses was reduced by $1.0 million. These changes were recorded, net of tax, as a reduction to retained earnings. See Note 3.

The table below details the components of loans.

(Dollars in thousands)	September 30, 2007	December 31, 2006
Commercial loans	$123,164	$117,391
Real estate
Commercial	354,731	311,692
Construction	98,915	116,790
Residential (a)	73,952	58,912
Installment
Indirect auto loans	---	84,141
Other installment	35,213	30,852
Total loans held in portfolio (at amortized cost)	685,975	719,778
Allowance for loan losses	7,227	8,023
Total net loans	$678,748	$711,755

(a)	The residential loan portfolio includes no sub-prime loans at September 30, 2007 and December 31, 2006.

The change in assets also reflected increases in cash and cash equivalents of $71.7 million and investment securities of $9.2 million, reflecting the application of the proceeds from the sale of the indirect auto loan portfolio.

Other assets include deferred tax assets of $5.1 million and $5.6 million at September 30, 2007 and December 31, 2006, respectively. These assets consist primarily of tax benefits expected to be realized in future periods related to deductions for loan losses, depreciation and deferred compensation, as well as for currently unrealized losses on securities. Management believes these assets to be realizable due to the Bank’s consistent record of earnings and the expectation that earnings will continue at a level adequate to realize such benefits.

During the first nine months of 2007, total liabilities increased $50.4 million to $837.5 million.  The increase in total liabilities is primarily due to the increase in deposits of $72.7 million, partially offset by a decrease in overnight borrowings of $24.1 million.

During the first nine months of 2007, stockholders’ equity decreased $3.0 million to $86.6 million.  The decline in stockholders’ equity reflects the repurchase of the Bank’s common stock totaling $11.9 million, the payment of cash dividends totaling $2.0 million, and a charge to retained earnings of $1.5 million related to the cumulative-effect of the adoption of SFAS No. 159, partially offset by earnings of $9.1 million and the exercise of stock options (including tax benefits), totaling $2.3 million.

Capital Adequacy

Bancorp and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a material effect on Bancorp’s consolidated financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, Bancorp and the Bank must meet specific capital guidelines that involve quantitative measures of Bancorp’s and the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices.  The capital amounts and the Bank’s prompt corrective action classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.  Prompt corrective action provisions are not applicable to bank holding companies such as Bancorp.

Quantitative measures established by regulation to ensure capital adequacy require Bancorp and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk weighted assets and of Tier 1 capital to quarterly average assets.

The Bank’s capital adequacy ratios as of September 30, 2007 and December 31, 2006 are presented in the following table.  Bancorp’s capital adequacy ratios are presented as of September 30 2007, subsequent to the creation of the holding company in the third quarter of 2007.  Capital ratios are reviewed by Management on a regular basis to ensure that capital exceeds the prescribed regulatory minimums and is adequate to meet the Bank’s anticipated future needs.  For all periods presented, the Bank’s ratios exceed the regulatory definition of “well capitalized” under the regulatory framework for prompt corrective action and Bancorp’s ratios exceed the required minimum ratios for capital adequacy purposes.

Bank of Marin Bancorp

	Actual Ratio	Ratio for Capital Adequacy Purposes
Capital Ratios for Bancorp:
As of September 30, 2007
Total Capital (to risk-weighted assets)	12.37%	=>8.0%
Tier I Capital (to risk-weighted assets)	10.80%	=>4.0%
Tier I Capital (to average assets)	9.49%	=>4.0%

	Actual Ratio	Ratio for Capital Adequacy Purposes	Ratio to be Well Capitalized under Prompt Corrective Action Provisions
Capital Ratios for the Bank:
As of September 30, 2007
Total Capital (to risk-weighted assets)	12.23%	=>8.0%	=>10.0%
Tier I Capital (to risk-weighted assets)	10.65%	=>4.0%	=>6.0%
Tier I Capital (to average assets)	9.35%	=>4.0%	=>5.0%

As of December 31, 2006
Total Capital (to risk-weighted assets)	12.56%	=>8.0%	=>10.0%
Tier I Capital (to risk-weighted assets)	10.93%	=>4.0%	=>6.0%
Tier I Capital (to average assets)	10.27%	=>4.0%	=>5.0%

Liquidity

The goal of liquidity management is to provide adequate funds to meet both loan demands and unexpected deposit withdrawals.  This goal is accomplished by maintaining an appropriate level of liquid assets, and formal lines of credit with correspondent banks that enable the Bank to borrow funds as needed. The Bank’s Asset/Liability Management Committee is responsible for establishing and monitoring the Bank’s liquidity targets and strategies.

Bank management regularly adjusts its investments in liquid assets based upon its assessment of expected loan demand, expected deposit flows, yields available on interest-earning securities and the objectives of the Bank’s asset/liability management program.

A major source of funding during the nine months ended September 30, 2007 was proceeds from the sale of the Bank’s indirect auto portfolio for $77 million. These proceeds are available for investment in higher-yielding relationship loans. The Bank’s funding needs will be met, in part, by these proceeds as well as its retail deposit branch network.

The Bank must retain and attract new deposits, which depends upon the variety and effectiveness of its customer account products, service and convenience, and rates paid to customers. Any decline in retail deposit funding would adversely impact the Bank’s liquidity. The Bank obtains funds from the repayment and maturity of loans as well as deposit inflows, investment security maturities and paydowns, Federal funds purchased, FHLB advances, and other borrowings. Bank management anticipates that Federal funds purchased and FHLB advances will continue to be important sources of funding in the future, and management expects there to be adequate collateral for such funding requirements. A decline in Bancorp’s or the Bank’s credit rating would adversely affect the Bank’s ability to borrow and/or the related borrowing costs, thus impacting the Bank’s liquidity. The Bank’s primary uses of funds are the origination of loans, the purchase of investment securities, maturing CDs, demand deposit withdrawals, repayment of borrowings and dividends to common shareholders.

At September 30, 2007, the Bank’s cash, Federal funds sold and other short-term investments, and unpledged securities maturing within one year totaled $121.2 million. The remainder of the unpledged securities portfolio of $69.0 million provides additional liquidity. Taken together, these liquid assets equaled 20.6% of the Bank’s assets at September 30, 2007. The corresponding percentage at December 31, 2006 was 12.4%. The increased liquidity at September 30, 2007 is primarily related to the sale of the auto portfolio discussed above.

Bank of Marin Bancorp

The Bank anticipates that cash and cash equivalents on hand and its sources of funds will provide adequate liquidity for its operating, investing and financing needs and its regulatory liquidity requirements for the foreseeable future. In addition to cash and cash equivalents, the Bank has substantial additional borrowing capacity including unsecured lines of credit totaling $65.0 million with correspondent banks and a $3.9 million line of credit with the Federal Reserve Bank to borrow overnight, which were not drawn upon at September 30, 2007. The Bank is a member of the Federal Home Loan Bank of San Francisco (FHLB) and has a line of credit (secured under terms of a blanket collateral agreement by a pledge of loans) for advances of $178.1 million ($162.8 million of which was available at September, 2007) at an interest rate that is determined daily.  Borrowings under the line are limited to eligible collateral.

As of September 30, 2007, the Bank had undisbursed loan commitments of $225.8 million, including $129.2 million under commercial lines of credit (these commitments are contingent upon customers maintaining specific credit standards), $59.4 million under revolving home equity lines, and $29.8 million under undisbursed construction loans. These commitments, to the extent used, are expected to be funded through current liquidity, repayment of existing loans and normal deposit growth. Over the next twelve months $69.0 million of time deposits will mature. The Bank expects these funds to be replaced with new time or savings accounts.

As presented in the accompanying unaudited consolidated statements of cash flows, the sources of liquidity vary between periods. Consolidated cash and cash equivalents at September 30, 2007 and December 31, 2006 totaled $110.4 million and $38.8 million, respectively. The primary sources of funds during the nine months ending September 30, 2007 were $79.0 million from the sale of the indirect auto and Visa portfolios, a $72.7 million increase in deposits and $17.6 million in maturities and paydowns of investment securities. The primary uses of funds were $47.3 million in loan originations (net of principal collections), $26.5 million in investment security purchases, $24.1 million in reduced Federal funds purchased and FHLB advances and $11.9 million in repurchases of common stock.

The primary source of funds for Bancorp is dividends from the Bank.  The primary uses of funds are shareholder dividends and ordinary operating expenses.  Management anticipates that there will be sufficient earnings at the Bank level to provide dividends to Bancorp to meet its funding requirements for the foreseeable future.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Bancorp’s most significant form of market risk is interest rate risk. The risk is inherent in its deposit and lending activities.  Bancorp’s management together with the Asset Liability Management Committee (ALCO), which is comprised of certain directors of the Bank, has sought to manage rate sensitivity and maturities of assets and liabilities to minimize the exposure of its earnings and capital to changes in interest rates. Additionally, interest rate risk exposure is managed with the goal of minimizing the impact of interest rate volatility on its net interest margin.

Exposure to interest rate risk is reviewed at least quarterly by the ALCO and the Board of Directors. They utilize interest rate sensitivity simulation models as a tool for achieving these objectives and for developing ways in which to improve profitability. If potential changes to net equity value and net interest income resulting from hypothetical interest changes are not within the limits established by the Board of Directors, management may adjust the asset and liability mix to bring interest rate risk within approved limits.

Bancorp’s interest rate risk has changed slightly during the first nine-months of 2007. The proceeds from the sale of the $76 million indirect auto loan portfolio late in the second quarter of 2007 have created increased liquidity. As these funds are primarily invested in Fed Funds sold and other short-term investments it has caused Bancorp’s assets to become slightly more sensitive to interest rate movements. Also refer to “Market Risk Management” in Bank of Marin’s 2006 Annual Report to Stockholders, pages 21 through 22.

ITEM 4.  CONTROLS AND PROCEDURES

Bancorp maintains a system of disclosure controls and procedures that is designed to provide reasonable assurance that information required to be disclosed is accumulated and communicated to management in a timely manner.  Management has reviewed this system of disclosure controls and procedures as of the end of the period covered by this report and believes that the system is operating effectively to ensure appropriate disclosure.  No significant changes were made in Bancorp’s internal controls over financial reporting during the quarter that have materially affected, or are reasonably likely to materially affect, Bancorp’s internal control over financial reporting.

Bank of Marin Bancorp

PART II                      OTHER INFORMATION

Item 1  Legal Proceedings

There are no pending, or to management’s knowledge, any threatened material legal proceedings to which Bancorp or Bank of Marin is a party or to which any of Bancorp’s or the Bank’s properties are subject.

Item 1A  Risk Factors

There have been no material changes from the risk factors previously disclosed in Bank of Marin’s 2006 Form 10-K. Refer to “Risk Factors” in Bank of Marin’s 2006 Form 10-K, pages 6 through 8.

Item 2  Unregistered Sales of Equity Securities and Use of Proceeds

In October 2006, Bank of Marin received approval from the California Department of Financial Institutions (DFI) and the Federal Deposit Insurance Corporation (FDIC) to buy back up to 10%, or up to 545,884 of the Bank’s 5,458,838 then-outstanding shares, not to exceed $15 million. The repurchase program allowed the Bank to purchase common shares for a period of twelve months from the approval date in the open market or in privately negotiated transactions.

From October 1, 2006 to December 31, 2006, the Bank purchased 115,625 shares at an average price of $34.26 per share for a total cost of $4.0 million.  The schedule below reflects purchases under the regulatory approved repurchase plan from January 1, 2007 through February 28, 2007. This repurchase program was concluded in the first quarter of 2007. The Bank executed these transactions pursuant to the Securities and Exchange Commission’s Rule 10b-18. Repurchase transactions are subject to market conditions as well as applicable legal and other considerations.

The schedule below also reflects the repurchase, upon formation of the bank holding company on July 1, 2007, of 24,399 common shares of the Bank for $876 thousand from six shareholders who dissented to the exchange of those shares for Bancorp common shares.

			Total Number
			of Shares
(Dollars in thousands, except per share data)			Purchased as	Approximate
Period	Total Number of Shares Purchased	Average Price	Part of Publicly Announced Plans or Programs	Dollar Value that May Yet be Purchased Under the Program

January 1-31, 2007	74,980	$37.10	74,980	$8,257

February 1-28, 2007	214,712	$38.45	214,712	---

Total Purchases Under Regulatory-Approved Plan	289,692	$38.10	289,692	$ ---

July 1-31	24,399	$35.92	24,399	N/A

Total Repurchased from Dissenting Shareholders	24,399	$35.92	24,399	N/A

Bank of Marin Bancorp

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

Item 3	Defaults Upon Senior Securities

None.

Item 4	Submission of Matters to a Vote of Security Holders

None.

Item 5	Other Information

None.

Item 6	Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to filings previously made with the SEC.

2.01
Plan of Reorganization and Agreement of Merger dated March 8, 2007 is incorporated by reference to Exhibit 2.1 to Current Report Form 8-K12G3 filed with the Securities and Exchange Commission on June 29, 2007.

3.01	Articles of Incorporation for Bank of Marin Bancorp.
3.02	Bylaws of Bank of Marin Bancorp.
4.01	Rights Agreement dated as of July 2, 2007 is incorporated by reference to Exhibit 4.1 to Registration Statement on Form 8-A12B filed with the Securities and Exchange Commission on July 2, 2007.
10.01	2007 Employee Stock Purchase Plan is incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8 filed with the Securities and Exchange Commission on July 24, 2007.
10.02	1989 Stock Option Plan is incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8 filed with the Securities and Exchange Commission on July 24, 2007.
10.03	1999 Stock Option Plan is incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8 filed with the Securities and Exchange Commission on July 24, 2007.
10.04	2007 Equity Plan is incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8 filed with the Securities and Exchange Commission on July 24, 2007.
10.05	Form of Change in Control Agreement is incorporated by reference to Exhibit 10.1 to Current Report Form 8-K filed with the Securities and Exchange Commission on October 30, 2007.
10.06	Form of Indemnification Agreement for Directors and Executive Officers dated August 9, 2007.
31.01	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.
31.02	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.
32.01	Certification pursuant to 18 U.S.C. §1350 as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bank of Marin Bancorp
(registrant)

November 6, 2007	/s/ Russell A. Colombo
Date	Russell A. Colombo
President &
Chief Executive Officer

November 6, 2007	/s/ Christina J. Cook
Date	Christina J. Cook
Executive Vice President &
Chief Financial Officer

November 6, 2007	/s/ Larry R. Olafson
Date	Larry R. Olafson
Controller

EXHIBIT INDEX

Exhibit Number	Description	Location

3.01	Articles of Incorporation for Bank of Marin Bancorp.	Filed herewith.

3.02	Bylaws of Bank of Marin Bancorp.	Filed herewith.

10.06	Form of Indemnification Agreement for Directors and Executive Officers dated August 9, 2007.	Filed herewith.

31.01	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.02	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.01	Certification pursuant to 18 U.S.C. §1350 as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.