Form 10-K
period 2007-12-31
Bank of Marin Bancorp
filed 2008-03-14
CIK 1403475

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:   December 31, 2007
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission File number:  001-33572

Bank of Marin Bancorp
(Exact name of Registrant as specified in its charter)

California	20-8859754
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

504 Redwood Blvd., Suite 100, Novato, CA	94947
(Address of principal executive office)	(Zip Code)

(415) 763-4520
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12 (b) of the Act:

None

Securities registered pursuant to section 12(g) of the Act:

Common Stock, No Par Value,
and attached Share Purchase Rights	NASDAQ Capital Market
(Title of each class)	(Name of each exchange on which registered)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐	No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐	No ☒

Note – checking the box above will not relieve any registrant required to file reports pursuant to section 13 or 15(d) of the Exchange Act from their obligations under these sections.

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐ (See Explanatory Note.)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check One):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark if the registrant is a shell company, as defined in Rule 12b(2) of the Exchange Act.
Yes    ☐ No ☒

As of June 30, 2007, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates, based upon the closing price per share of the registrant’s common stock as reported by the NASDAQ, was approximately $169 million.

As of February 20, 2008 there were 5,142,150 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s 2007 Annual Report are incorporated by reference into Part II and Part IV.  Portions of the registrant’s Proxy Statement for the 2008 Annual Meeting of Shareholders are incorporated by reference into Part III.

Explanatory Note

Bank of Marin Bancorp is the successor registrant to Bank of Marin pursuant to an 8-K filed with the SEC on June 29, 2007.

On July 1, 2007 (the “Effective Date”), a bank holding company reorganization was completed whereby Bank of Marin Bancorp became the parent holding company for Bank of Marin.  On the Effective Date, each outstanding share of Bank of Marin common stock was converted into one share of Bank of Marin Bancorp common stock and Bank of Marin became a wholly-owned subsidiary of the holding company.  Bancorp assumed the ticker symbol BMRC, which was formerly used by Bank of Marin. Prior to the Effective Date, Bank of Marin filed reports and proxy statements with the Federal Deposit Insurance Corporation (“FDIC”) pursuant to Sections 12 of the Securities Exchange Act of 1934 (the “1934 Act”).

The financial statements and discussion thereof contained in this report for periods subsequent to the reorganization relate to consolidated Bank of Marin Bancorp.  Periods prior to the reorganization relate to Bank of Marin only.  The information is comparable as the sole subsidiary of Bank of Marin Bancorp is the Bank of Marin.

This report refers to previous filings made by Bank of Marin with the FDIC pursuant to the 1934 Act.   Copies of these filings are available by requesting them in writing or by phone from:

Corporate Secretary
Bank of Marin
504 Redwood Blvd., Suite 100
Novato, CA 94947
415-763-4523

Copies of such filings are also available on Bancorp’s website at www.bankofmarin.com. This website address is for information only and is not intended to be an active link, or to incorporate any website information into this document.

PART I
Forward-Looking Statements

This discussion of financial results includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the "1933 Act") and Section 21E of the Securities Exchange Act of 1934, as amended, (the "1934 Act").  Those sections of the 1933 Act and 1934 Act provide a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about their financial performance so long as they provide meaningful, cautionary statements identifying important factors that could cause actual results to differ significantly from projected results.

As used in this document, the term “Bancorp” refers to the Bank holding company and its subsidiary, Bank of Marin. Bancorp’s forward-looking statements include descriptions of plans or objectives of management for future operations, products or services, and forecasts of its revenues, earnings or other measures of economic performance. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include the words "believe," "expect," "intend," "estimate" or words of similar meaning, or future or conditional verbs such as "will," "would," "should," "could" or "may."

Forward-looking statements are based on management's current expectations regarding economic, legislative, and regulatory issues that may impact Bancorp’s earnings in future periods. A number of factors - many of which are beyond management’s control - could cause future results to vary materially from current management expectations. Such factors include, but are not limited to, general economic conditions, changes in interest rates, deposit flows, real estate values and competition; changes in accounting principles, policies or guidelines; changes in legislation or regulation; and other economic, competitive, governmental, regulatory and technological factors affecting Bancorp’s operations, pricing, products and services. These and other important factors are detailed in Item 1A – Risk Factors. Forward-looking statements speak only as of the date they are made. Bancorp does not undertake to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made or to reflect the occurrence of unanticipated events.

ITEM 1.	BUSINESS

On July 1, 2007 (the “Effective Date”), a bank holding company reorganization was completed whereby Bank of Marin Bancorp became the parent holding company for Bank of Marin (the “Bank”), its sole subsidiary. Upon formation of the holding company, Bancorp became subject to regulation under the Bank Holding Company Act of 1956, as amended, which subjects Bancorp to Federal Reserve Board reporting and examination requirements. Bank of Marin was incorporated in August 1989, received its charter from the California Superintendent of Banks (now the California Department of Financial Institutions) and commenced operations in January 1990. The Bank is an insured bank under the Federal Deposit Insurance Act.

Virtually all of Bancorp’s business is conducted through its sole subsidiary, the Bank of Marin.  The Bank operates through eleven branch offices in Marin and southern Sonoma counties, north of San Francisco, California.  The Bank also has a loan production office in San Francisco. The Bank's customer base is made up of business and personal banking relationships from the communities near the branch office locations.  The Bank's business banking focus is on small to medium sized businesses, professionals and not-for-profit organizations.

The Bank offers a broad range of commercial and retail lending programs designed to meet the needs of its target markets.  These include commercial loans and lines of credit, construction financing, consumer loans, and home equity lines of credit.  Through a third party vendor, the Bank offers a proprietary Visa credit card combined with a rewards program to its customers, as well as a Business Visa program for business and professional customers. The Bank also offers reverse mortgages, leases, and 401K plan management to business clients, through third parties.

The Bank offers a variety of checking and savings accounts, and a number of time deposit alternatives, including interest bearing and non-interest bearing personal and business checking accounts and time certificates of deposit.  The Bank also offers remote deposit capture and direct deposit of payroll, social security and pension checks.  A valet deposit pick-up service is available to the Bank's professional and business clients.  Automatic teller machines (ATM's) are available at each branch location and at the Marin Airporter terminal in Larkspur.

The Bank's ATM network is linked to the STAR, PLUS and NYCE networks. The Bank offers its depositors 24-hour access to their accounts by telephone and to both consumer and business accounts through its internet banking products.

The Bank attracts deposit relationships from individuals, merchants, small-to-medium sized businesses, not-for-profit organizations and professionals who live and/or work in the communities comprising its market areas.  Approximately 88% of the Bank’s deposits are from Marin and southern Sonoma counties, and approximately 62% of the Bank's deposits are from businesses and 38% are from individuals.  The Bank has only a nominal amount of public deposits.

The Bank offers Wealth Management Services which include customized investment portfolio management, financial planning, trust administration, estate settlement and custody services.  The Bank also offers 401(k) plan services to small and medium businesses through a third party vendor.

In February 2007, the Bank introduced branch-based Private Banking as a natural extension of the Bank’s services. The Bank’s Private Banking includes deposit services, loans, investment management, trust administration, financial planning and advice on charitable giving.

The Bank does not directly offer international banking services, but does make such services available to its customers through other financial institutions with whom the Bank has correspondent banking relationships.

The Bank holds no patents, registered trademarks, licenses (other than licenses required by the appropriate banking regulatory agencies), franchises or concessions.  However, the Bank has registered the service mark "The Spirit of Marin" with the United States Patent & Trademark Office.

Market Area

The Bank’s primary market area reaches from southern Sonoma County south to San Francisco and lies between the Pacific Ocean on the west and San Pablo Bay to the east. The Bank’s customer base is made up of business and personal banking relationships from the communities near the branch office locations.

Competition

The banking business in California generally, and in the Bank's market area specifically, is highly competitive with respect to attracting both loan and deposit relationships.  The increasingly competitive environment is impacted by changes in regulation, technology and product delivery systems, as well as the accelerating pace of consolidation among financial service providers. The Marin County market area is dominated by three major California banks, each of which have more branch offices than Bank of Marin in its defined service area.  Additionally, there are several thrifts, including the major thrift institutions operating in the California market, credit unions and other independent banks.

Approximately 67 banking offices with $5.35 billion in total deposits as of June 30, 2007 served the Marin County market.  As of that same date, there were approximately 19 thrift offices in Marin with $2.41 billion in total deposits. Compared with the Bank of Marin's share of 9.5%, the four financial institutions with the greatest market share, Bank of America, Wells Fargo Bank, Washington Mutual and Westamerica Bank had deposit market shares of 17.7%, 16.9%, 10.6% and 10.4%, respectively, as of June 30, 2007, the most recent date for which data is available.

In the southern Sonoma County area of Petaluma, there are approximately 26 banking and thrift offices with $1.5 billion in total deposits as of June 30, 2007.  Compared with the Bank of Marin's share of 2.6%, the four banking institutions with the greatest market share, Wachovia (formerly World Savings), Bank of America, Wells Fargo Bank and Bank of Petaluma, had deposit market shares in Petaluma of 23.4%, 13.8%, 12.3%, and 8.7%, respectively, as of June 30, 2007.

The Bank also competes for depositors' funds with money market mutual funds and with non-bank financial institutions such as brokerage firms and insurance companies.  Among the competitive advantages held by some of these non-bank financial institutions is the ability to finance extensive advertising campaigns, and to allocate investment assets to regions of California or other states with areas of highest demand and often, therefore, highest yield.

Large commercial banks also have substantially greater lending limits than the Bank and the ability to offer certain services which are not offered directly by the Bank.

In order to compete with the numerous, and often larger, financial institutions in its primary market area, the Bank uses, to the fullest extent possible, the flexibility and rapid response capabilities which are accorded by its independent status.  This includes an emphasis on specialized services, community involvement, local promotional activities and personal contacts.  The commitment and dedication of the Bank's organizers, directors, officers and staff have also contributed greatly to the Bank's success in competing for business.

Employees

At December 31, 2007, Bancorp employed 190 full-time equivalent (FTE) staff.  The actual number of employees at year-end 2007 included 6 executive officers, 69 other corporate officers and 136 staff. None of Bancorp’s employees are presently represented by a union or covered by a collective bargaining agreement.  Bancorp believes that its employee relations are good.

SUPERVISION AND REGULATION

Bank holding companies and banks are extensively regulated under both federal and state law.  The following discussion summarizes certain significant laws, rules and regulations affecting Bancorp and the Bank.

Transactions between Bancorp and the Bank are quantitatively and qualitatively restricted under the Federal Reserve Act. Sections 23A and 23B of the Act and Federal Reserve Regulation W. Section 23A places restrictions on the Bank’s “covered transactions” with Bancorp, including loans and other extensions of credit, investments in the securities of, and purchases of assets from Bancorp. Section 23B requires that certain transactions, including all covered transactions, be on market terms and conditions. Federal Reserve Regulation W combines statutory restrictions on transactions between the Bank and Bancorp with Board interpretations in an effort to simplify compliance with Sections 23A and 23B.

Capital Requirements

The Federal Reserve and the FDIC have adopted risk-based capital guidelines for bank holding companies and banks. Banks are classified as either well-capitalized, adequately capitalized or undercapitalized. Holding companies are classified as either adequately capitalized or under capitalized. Bancorp meets the definition of adequately capitalized and the Bank meets the definition for well-capitalized.  Undercapitalized depository institutions may be subject to significant restrictions. Payment of interest and principal on subordinated debt of the Bank could be restricted or prohibited, with some exceptions, if the Bank were categorized as "critically undercapitalized" under applicable FDIC regulations. For further information on risk-based capital, see Note 16 of the Notes to Financial Statements included in the 2007 Annual Report.

Sarbanes-Oxley Act of 2002

Bancorp is subject to the requirements of the Sarbanes-Oxley Act of 2002 which implemented legislative reforms intended to address corporate and accounting improprieties.  Since Bancorp files periodic reports under the Securities and Exchange Commission regulations, it is subject to the provisions of the Sarbanes-Oxley Act of 2002 and related rules and regulations.

Bank Holding Company Regulation

Upon formation of the bank holding company on July 1, 2007, Bank of Marin Bancorp became subject to regulation under the Bank Holding Company Act of 1956, as amended (“BHCA”) which subjects Bancorp to Federal Reserve Board reporting and examination requirements.  Under the Federal Reserve Board’s regulations, a bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks.

The BHCA regulates the activities of holding companies including acquisitions, mergers, and consolidations and, together with the Gramm-Leach Bliley Act of 1999, the scope of allowable banking activities.

Bank Regulation

Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds and the banking system as a whole.  These regulations affect the Bank’s lending practices, consumer protections, capital structure, investment practices and dividend policy.

As a state chartered bank, the Bank is subject to regulation and examination by the California Department of Financial Institutions (DFI). The Bank is also subject to regulation, supervision and periodic examination by the Federal Deposit Insurance Corporation (FDIC). If, as a result of an examination of the Bank, the FDIC or the California Department of Financial Institutions should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of the Bank’s operations are unsatisfactory or that the Bank or its management has violated any law or regulation, various remedies are available to those regulators including restricting the Bank’s growth or removing officers and directors.

Dividends

The payment of cash dividends by the Bank to Bancorp is subject to restrictions set forth in the California Financial Code.  Prior to any distribution from the Bank to Bancorp, a calculation is made to ensure compliance with the provisions of this Code and to ensure that the Bank remains within capital guidelines set forth by the DFI and the FDIC. Bank management does not believe that these regulations will limit dividends from the Bank to meet the operating requirements of Bancorp in the foreseeable future.

FDIC Insurance Assessments

The Bank’s deposits are insured by the FDIC to the maximum amount permitted by law which is currently $100,000 per depositor except for certain retirement accounts which are insured up to $250,000. The FDIC enacted a new rule, effective January 1, 2007, under which the FDIC uses a risk-based assessment system to assign one of four risk categories to insured financial institutions.  The new premium rate structure imposes a minimum assessment of five to seven cents for every $100 of domestic deposits on institutions that are assigned to the lowest risk category. This category encompasses substantially all insured institutions, including the Bank.

Community Reinvestment Act

The Bank is subject to the provisions of the Community Reinvestment Act (CRA), under which all banks and thrifts have a continuing and affirmative obligation, consistent with safe and sound operations, to help meet the credit needs of their entire communities, including low and moderate income neighborhoods.  The act requires a depository institution’s primary federal regulator, in connection with its examination of the institution, to assess the institution’s record in meeting the requirements in CRA. The regulatory agency’s assessment of the institution’s record is made available to the public.  The record is taken into consideration when the institution establishes a new branch that accepts deposits, relocates an office or applies to merge or consolidate, or expand into other activities.  CRA performance is evaluated by the FDIC under the intermediate small bank requirements.  The last performance evaluation was issued by the FDIC on April 17, 2006 with a rating of “Outstanding.”

Anti-Money Laundering Regulations

A series of banking laws and regulations beginning with the Bank Secrecy Act in 1970 require banks to prevent, detect, and report illicit or illegal financial activities to the federal government to prevent money laundering, international drug trafficking, and terrorism. Under the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism (USA PATRIOT) Act of 2001, financial institutions are subject to prohibitions against specified financial transactions and account relationships as well as enhanced due diligence and “know your customer” standards in their dealings with high risk customers, foreign financial institutions, and foreign individuals and entities.   The Bank has extensive controls to comply with these requirements.

Privacy and Data Security

The Gramm-Leach Bliley Act (GLBA) of 1999 imposed requirements on financial institutions with respect to consumer privacy.  The GLBA generally prohibits disclosure of consumer information to non-affiliated third parties unless the consumer has been given the opportunity to object and has not objected to such disclosure.  Financial institutions are further required to disclose their privacy policies to consumers annually.  The GLBA also directs federal regulators, including the FDIC, to prescribe standards for the security of consumer information.  The Bank is subject to such standards, as well as standards for notifying consumers in the event of a security breach.  The Bank must disclose its privacy policy to consumers, permit consumers to “opt out” of having non-public customer information disclosed to third parties.  The Bank is required to have an information security program to safeguard the confidentiality and security of customer information and to ensure proper disposal.  Customers must be notified when unauthorized disclosure involves sensitive customer information that may be misused.

Consumer Protection Regulations

Lending activities of the Bank are subject to a variety of statutes and regulations designed to protect consumers, including the Fair Credit Reporting Act, Equal Credit Opportunity Act, the Fair Housing Act, and the Truth-in-Lending Act. Deposit operations of the Bank are also subject to laws and regulations that protect consumer rights including Funds Availability, Truth in Savings, and Electronic Funds Transfers. Additional rules govern check writing ability on certain interest earning accounts and prescribe procedures for complying with administrative subpoenas of financial records.

Available Information

On Bancorp’s internet web site, www.bankofmarin.com, Bancorp posts the following filings as soon as reasonably practicable after they are filed with or furnished to the SEC: Bancorp’s Annual Report on Form 10-K, Bancorp’s Proxy Statement for the Annual Meeting of Shareholders, Bancorp’s quarterly reports on Form 10-Q, Bancorp’s current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934.  The text of the Code of Ethical Conduct for Bancorp and the Bank is also included on the website. All such filings on Bancorp’s site are available free of charge.

ITEM 1A.	RISK FACTORS

An investment in Bancorp’s common stock is subject to risks inherent to its business. The material risks and uncertainties that management believes may affect Bancorp’s business, primarily through its sole subsidiary, the Bank of Marin, are described below. Before making an investment decision, you should carefully consider the risks and uncertainties described below together with all of the other information included or incorporated by reference in this report. The risks and uncertainties described below are not the only ones facing Bancorp’s and the Bank’s business. Additional risks and uncertainties that management is not aware of or focused on or that management currently deems immaterial may also impair business operations. This report is qualified in its entirety by these risk factors.

If any of the following risks actually occur, Bancorp and the Bank’s financial condition and results of operations could be materially and adversely affected.

The Earnings of Bancorp and the Bank are Significantly Affected by General Business and Economic Conditions

Bancorp is operating in a challenging and uncertain economic environment, including generally uncertain national and local conditions.  Financial institutions continue to be affected by the softening of the real estate market and constrained financial markets.  While the Bank does not offer first mortgages and has no sub-prime residential loans or securities backed by such loans in the portfolio, Bancorp nevertheless may be affected by these events. Continued declines in real estate values, home sales volumes and financial stress on borrowers as a result of the uncertain economic environment, including job losses, and customers’ inability to pay debt could adversely affect our financial condition and results of operations.  This current deterioration in economic conditions coupled with a possible national economic recession, could result in the following consequences:

•	Demand for our products and services may decline
•	Low cost or non-interest bearing deposits may decrease
•	Collateral for our loans, especially real estate, may decline in value
•	Loan delinquencies, problem assets and foreclosures may increase

Bancorp’s serving area has not experienced the same degree of challenges as other areas due to the high per capita income in Marin and Sonoma counties. However, Bancorp cannot predict with certainty what effect a continuing economic decline in the United States will have on Bancorp’s business.

Negative Conditions Affecting Real Estate May Harm the Bank’s Business

Concentration of the Bank's lending activities in the California real estate sector could have the effect of intensifying the impact of any adverse changes in the real estate market in the Bank's lending area.  Although the Bank does not offer traditional first mortgages, approximately 84% of the Bank's loans were secured by real estate at December 31, 2007.  Therefore, the value of the Bank's real estate collateral could be affected by adverse changes in the real estate market in which the Bank conducts business.  Most of the properties that secure the Bank's loans are located within Marin and Sonoma Counties. These counties have been somewhat insulated from the current general depression of the real estate market in other areas of the country, due in part to the greater wealth in the Bank’s market area.  However, there is no assurance that the Bank’s real estate portfolio will be unaffected by market declines in the future.

At December 31, 2007, 54% of the Bank's loans were secured by commercial real estate, including small office buildings, owner-user office/warehouses, mixed-use residential/commercial properties and retail properties. There can be no assurance that the companies or properties securing the Bank's loans will generate sufficient funds to allow the borrowers to make full and timely loan payments to the Bank.

In late 2006, Federal banking regulators issued final guidance regarding commercial real estate lending to address a concern that rising commercial real estate lending concentrations may expose institutions to unanticipated earnings and capital volatility in the event of adverse changes in the investor commercial real estate market. This guidance suggests that institutions that are potentially exposed to significant commercial real estate concentration risk will be subject to increased regulatory scrutiny.  Institutions that have experienced rapid growth in commercial real estate lending, have notable exposure to a specific type of commercial real estate lending, or are approaching or exceed certain supervisory criteria that measure an institution’s commercial real estate portfolio against its capital levels, may be subject to such increased regulatory scrutiny.  Although regulators have not notified the Bank of any concern, there is no assurance that the Bank will not be subject to additional scrutiny in the future.

The Bank Operates in a Highly Competitive Industry and Market Area

The Bank’s market area is primarily, but not limited, to Marin County, southern Sonoma County and San Francisco.  The distance covered in the service area is approximately 60 miles. The Bank faces competition from a variety of different competitors, many of which are larger and may have more financial resources. Competitors include national, regional and community banks within the markets served by Bank of Marin as well as other types of financial institutions, including savings and loans, credit unions, brokerage firms, and other financial intermediaries. If the Bank is unable to compete effectively it could lose market share, and income from loans and other products may be reduced.  If the Bank is unable to retain its deposit base, it risks being challenged to fund its loans at competitive rates.

The Bank is Subject to Interest Rate Risk

The Bank’s earnings and cash flows are largely dependent upon its net interest income.  Net interest income is the difference between interest income earned on interest-earning assets such as loans and securities and interest expense paid on interest-bearing liabilities such as deposits and borrowed funds. Interest rates are sensitive to many factors outside the Bank’s control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Board of Governors of the Federal Reserve System, which regulates the supply of money and credit in the United States. Changes in monetary policy, including changes in interest rates, could influence not only the interest the Bank receives on loans and securities and the amount of interest it pays on deposits and borrowings, but such changes could also affect (i) the Bank’s ability to originate loans and obtain deposits, (ii) the fair value of the Bank’s financial assets and liabilities, and (iii) the average duration of the Bank’s mortgage-backed securities portfolio. The Bank’s portfolio of securities are subject to interest rate risk and will generally decline in value if market interest rates increase, and generally increase in value if market interest rates decline.

Between June 30, 2004 and December 31, 2006, the Federal Open Market Committee of the Federal Reserve Bank (“FMOC”) adopted a policy of monetary tightening through 17 consecutive Federal funds rate increases in 25 basis point increments from 1.00% to 5.25%.  In September, 2007, in response to the state of the national economy, the housing market and the volatility of financial markets, the Federal Reserve decreased the Federal funds target rate by 50 basis points and followed that with two subsequent decreases of 25 basis points each, bringing the target rate to 4.25% in December.  The Federal Reserve continued by dropping rates by another 125 basis points during January of 2008, thereby reducing the target rate to 3.00%.

Although management believes it has implemented effective asset and liability management strategies, any substantial, prolonged change in market interest rates could have a material adverse effect on the Bank’s financial condition and results of operations.  See the sections captioned “Net Interest Income” and “Market Rate Risk” in Management’s Discussion and Analysis of Financial Condition and Results of Operations located in Bancorp’s 2007 Annual Report for further discussion related to management of interest rate risk.

Loan Losses May Exceed the Bank’s Allowance for Loan Losses in the Future

The Bank maintains an allowance for loan losses, which is a reserve established through a provision for loan losses charged to expense, that represents management’s best estimate of probable losses that may be incurred within the existing portfolio of loans. The level of the allowance reflects management’s continuing evaluation of industry concentrations, specific credit risks, loan loss experience, current loan portfolio quality and present economic, political and regulatory conditions. The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires the Bank to make significant estimates of current credit risks and future trends, all of which may undergo material changes.

Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, may require an increase in the allowance for loan losses.  In addition, bank regulatory agencies periodically review the Bank’s allowance for loan losses and may require an increase in the provision for loan losses or the recognition of further loan charge-offs.  In addition, if charge-offs in future periods exceed the allowance for loan losses, the Bank will need to record additional loan loss provisions.  Any increases in the allowance for loan losses will result in a decrease in net income, and possibly, capital.

The Bank May Lose Deposits to Other Financial Instruments

Checking and savings account balances and other forms of deposits can decrease when the Bank’s deposit customers perceive alternative investments as providing superior expected returns.  Technology and other changes have made it more convenient for bank customers to transfer funds into alternative investments or other deposit accounts, including products offered by other financial institutions or non-bank service providers.  The current low interest rate environment could increase such transfers of deposits to higher yielding deposits or other investments.  Efforts and initiatives the Bank undertakes to retain and increase deposits, including deposit pricing, can increase the Bank’s costs.   When Bank customers move money into higher yielding deposits or in favor of alternative investments, the Bank can lose a relatively inexpensive source of funds, increasing its funding costs.

Bancorp and the Bank are Subject to Extensive Government Regulation and Supervision

Bancorp and the Bank are subject to extensive federal and state governmental supervision, regulation and control. Holding company regulations affect the range of activities in which Bancorp is engaged. Banking regulations affect the Bank’s lending practices, capital structure, investment practices and dividend policy among other controls. Future legislative changes or interpretations may also alter the structure and competitive relationship among financial institutions.

Compliance risk is the current and prospective risk to earnings or capital arising from violations of, or nonconformance with, laws, rules, regulations, prescribed practices, internal policies, and procedures, or ethical standards set forth by regulators.  Compliance risk also arises in situations where the laws or rules governing certain bank products or activities of the Bank's clients may be ambiguous or untested.  This risk exposes Bancorp and the Bank to potential fines, civil money penalties, payment of damages and the voiding of contracts.  Compliance risk can lead to diminished reputation, reduced franchise value, limited business opportunities, reduced expansion potential and an inability to enforce contracts.

For further information on supervision and regulation, see the section captioned “Supervision and Regulation” in Item 1 above.

The Bank May Not Be Able to Attract and Retain Qualified Employees

The Bank’s success depends, in large part, on its ability to attract and retain key employees and highly qualified employees at every level.  Competition for the best people can be great.  Management believes that the Bank has built the management team and personnel, and established an infrastructure to support the Bank’s current size.  Future success will depend on the ability of executives and employees to continue to implement and improve operational, financial and management controls and processes, reporting systems and procedures, and to manage a growing number of customer relationships. Without additional key personnel the Bank may not be able to meet its growth strategy.

The Bank May Experience a Breach in Security

The Bank's business requires the secure handling of sensitive client information.  A breach of security or well publicized breaches of other financial institutions could significantly harm the Bank’s reputation, result in a loss of customer business, subject the Bank to additional regulatory scrutiny, or expose the Bank to civil litigation and possible financial liability.  While the Bank has systems and procedures designed to prevent security breaches, management cannot be certain that advances in criminal capabilities, physical system or network break-ins or inappropriate access will not compromise or breach the technology protecting its networks or proprietary client information.

The Bank Relies on Third-Party Vendors

The Bank depends on the accuracy and completeness of information provided by certain of its vendors, including but not limited to, the Bank's data processing vendor.  The Bank's ability to operate, as well as the Bank's financial condition and results of operations, could be negatively affected in the event of interruptions of information systems, an undetected error, or in the event of a natural disaster whereby certain vendors are unable to maintain business continuity.

Bancorp Relies on Dividends from the Bank  to pay Cash Dividends to Shareholders

Bancorp is a separate legal entity from its subsidiary, the Bank.  It receives all of its revenue from dividends received from the Bank.  This revenue is the principal source of funds to pay cash dividends to Bancorp’s common shareholders. Various federal and state laws and regulations limit the amount of dividends that the Bank may pay to Bancorp. In the event that the Bank is unable to pay dividends to Bancorp, Bancorp may not be able to pay dividends to its shareholders which could have an adverse effect on Bancorp’s stock price and investment value.

Under federal law, capital distributions from the Bank would become prohibited, with limited exceptions, if the Bank were categorized as "undercapitalized" under applicable Federal Reserve or FDIC regulations.  In addition, as a California bank, the Bank is subject to state law restrictions on the payment of dividends.

Accounting for Stock Options may Result in Volatility of Net Income and Equity

Bancorp has certain employee stock options that are subject to new accounting treatment beginning January 1, 2006.  Bancorp is required to treat stock options as a non-cash expense based on the grant date fair market value of the options. As its common stock price fluctuates, the grant date fair value of new awards is affected, which in turn will affect Bancorp’s net income and equity. See Note 10 to Bancorp’s audited financial statements included in Bancorp’s 2007 Annual Report for the impact of employee stock options on net income.  The impact of employee stock options on Bancorp’s equity is not expected to be significant.

The Trading Volume of Bancorp’s Common Stock is Less than that of Other Larger Financial Services Companies

Bancorp’s common stock is listed for trading on the NASDAQ’s Capital Market.  Its trading volume is less than that of other larger financial institutions.  A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence of willing buyers and sellers of common stock at any given time.  This presence depends on the individual decisions of investors and general economic and market conditions over which Bancorp has no control.  Given the lower trading volume of Bancorp’s common stock, significant sales of the stock, or the expectations of these sales, could cause the stock price to fall.

Severe Weather or Natural Disasters Could Significantly Impact the Bank’s Business

Severe weather or disasters, such as severe rainstorms, an earthquake or flood, could affect the Bank's loan portfolio by damaging properties pledged as collateral and by impairing the ability of certain borrowers to repay their loans.  The ultimate impact of a natural disaster on the Bank's future financial results and condition is difficult to predict and will be affected by a number of factors, including the extent of damage to the collateral, the extent to which damaged collateral is not covered by insurance, the extent to which unemployment and other economic conditions caused by the natural disaster adversely affect the ability of borrowers to repay their loans, and the cost to the Bank of collection and foreclosure.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Bank of Marin leases its corporate headquarters building, which houses the Bank’s loan production, operations, and primary administrative offices, in Novato, California.  The Bank also leases other branch office facilities within its primary market areas in the cities of Petaluma, Novato, San Rafael, Corte Madera, Mill Valley, Sausalito, and San Francisco, California.  The Bank considers its properties to be suitable and adequate for its present needs.

ADDITIONAL INFORMATION

For additional information on properties, see Notes 5 and 13 of the Notes to Financial Statements included in the 2007 Annual Report.

ITEM 3.	LEGAL PROCEEDINGS

There are no pending, or to management's knowledge any threatened, material legal proceedings to which Bancorp is a party, or to which any of Bancorp’s properties are subject.  There are no material legal proceedings to which any director, any nominee for election as a director, any executive officer of Bancorp, or any associate of any such director, nominee or officer is a party adverse to Bancorp.

Bancorp is responsible for its proportionate share of certain litigation indemnifications provided to Visa U.S.A. by its member banks in connection with lawsuits related to anti-trust charges and interchange fees. Bancorp recorded a liability of $242 thousand in the fourth quarter of 2007 to cover its potential liability.  Bancorp expects to fully reverse this liability in 2008 upon the initial public offering of Visa Inc., which became the parent company of Visa U.S.A. during a restructuring in 2007.  A portion of the proceeds from the initial public offering is expected to be set aside by Visa Inc. to cover this litigation on behalf of its member banks.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2007.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Bancorp common stock trades on the NASDAQ Capital Market under the symbol BMRC.

At February 20, 2008, 5,142,150 shares of Bancorp’s common stock, no par value, were outstanding and held by approximately 700 holders of record.  The following table sets forth, for the periods indicated, the range of high and low sales prices of the Bank's common stock through the second quarter of 2007 and Bancorp’s common stock thereafter. The prices have been adjusted to reflect the effect of all stock dividends and stock splits.

Quarter/Year	High	Low
4th Quarter 2007	$32.63	$27.00
3rd Quarter 2007	$33.60	$29.88
2nd Quarter 2007	$36.58	$32.57
1st Quarter 2007	$39.49	$35.42

4th Quarter 2006	$36.75	$31.50
3rd Quarter 2006	$33.25	$30.00
2nd Quarter 2006	$35.25	$32.25
1st Quarter 2006	$37.00	$33.60

The table below shows dividends paid in the last two fiscal years.

	2007		2006
	Per		Per
	Share	Dollars	Share	Dollars
1Q	$0.12	$625,000	$0.10	$500,000
2Q	$0.13	$680,000	$0.12	$641,000
3Q	$0.13	$672,000	$0.12	$655,000
4Q	$0.13	$673,000	$0.12	$652,000

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

In October 2006, Bank of Marin received approval from the California Department of Financial Institutions (DFI) and the Federal Deposit Insurance Corporation (FDIC) to buy back up to 10%, or approximately 545,884 of the Bank’s 5,458,838 then-outstanding shares, not to exceed $15 million.  The repurchase program allowed the Bank to purchase common shares for a period of approximately twelve months from the approval date in the open market or in privately negotiated transactions. The Bank executed these transactions pursuant to the Securities and Exchange Commission’s Rule 10b-18.  All shares repurchased were made in open market transactions and were part of the publicly announced repurchase program.  From October 1, 2006 to December 31, 2006, the Bank repurchased 115,625 shares at an average price of $34.26 per share for a total cost of $4.0 million. In 2007 through February 28, the Bank purchased an additional 289,692 shares at an average price of $38.10 per share, for a total cost of $11.0 million, thereby concluding this share repurchase program.

In November 2007, Bancorp’s Board of Directors approved a second plan to repurchase common shares of Bancorp up to $5 million. No regulatory approval was required for this repurchase plan as Bancorp was exempted under the provisions of Regulation Y of the Federal Reserve Board. In November and December of 2007, Bancorp repurchased a total of 51,732 shares at an average price of $29.96 per share for a total cost of $1.5 million.

A schedule of purchases during 2006 and 2007 follows.  This schedule reflects the repurchase, upon formation of the bank holding company on July 1, 2007, of 24,399 common shares of the Bank for $876 thousand from six shareholders who dissented to the exchange of those shares for Bancorp common shares.

(Dollars in thousands, except per share data)
Period	Total Number of Shares Purchased	Average Price	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value that May Yet be Purchased Under the Program

Plan #1

October 24-31, 2006	25,004	$32.53	25,004	$14,187
November 1-30, 2006	29,514	$33.56	29,514	$13,196
December 1-31, 2006	61,107	$35.30	61,107	$11,039

Total 2006 Purchases Under Regulatory Approved Plans	115,625	$34.26	115,625	$11,039

January 1-31, 2007	74,980	$37.10	74,980	$8,257
February 1-28, 2007	214,712	$38.45	214,712	Plan Concluded

Subtotal 2007 Plan #1	289,692	$38.10	289,692	---

Plan #2

November 1-30, 2007	750	$27.75	750	$4,979
December 1-31, 2007	50,982	$29.99	50982	$3,450

Subtotal 2007 Plan #2	51,732	$29.96	51,732	$3,450
Total 2007 Purchases Under Regulatory Approved Plans	341,424	$36.87	341,424	$3,450

July 1-31 2007	24,399	$35.92	N/A	N/A

Shares Repurchased from Dissenting Shareholders	24,399	$35.92	N/A	N/A

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes information as of December 31, 2007, with respect to equity compensation plans.  All plans have been approved by the shareholders.

	(A)		(B)	(C)
	Shares to be issued upon exercise of outstanding options		Weighted average exercise price of outstanding options	Shares available for future issuance (Excluding shares in column A)

Equity compensation plans approved by shareholders	481,975	(1)	$23.64	485,910

(1)
Represents shares of common stock issuable upon exercise of outstanding options under the Bank of Marin 1990 Stock Option Plan, the Bank of Marin 1999 Stock Option Plan and the Bank of Marin Bancorp 2007 Equity Plan.

Bancorp’s stock price performance graph is incorporated by reference from page 58 of Bancorp’s  Annual Report.

ITEM 6.	SELECTED FINANCIAL DATA

The information required to be furnished pursuant to this item is set forth under the caption "Selected Financial Data" on page 3 of Bancorp’s 2007 Annual Report and is incorporated herein by reference.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For management's discussion and analysis of financial condition and results of operations, see "Management's Discussion and Analysis" on pages 5 through 27 of Bancorp’s 2007 Annual Report, which is incorporated herein by reference.  Management's Discussion and Analysis and other statistical disclosures should be read in conjunction with the financial statements and notes thereto, included on pages 28 through 58 of Bancorp’s 2007 Annual Report, which is incorporated herein by reference.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required to be furnished pursuant to this item is set forth under the captions "Liquidity" and "Market Risk Management" on pages 23 through 24 of Bancorp’s 2007 Annual Report and is incorporated herein by reference.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required to be furnished pursuant to this item is set forth on pages 28 through 57 of Bancorp’s 2007 Annual Report and is incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

(A)	Evaluation of disclosure controls and procedures
Bancorp’s Chief Executive Officer, Chief Financial Officer, and several other members of Bancorp’s senior management have evaluated the effectiveness of its disclosure controls and procedures as of December 31, 2007.

Based on this evaluation, the Bank’s Chief Executive Officer and Chief Financial Officer have concluded, as of December 31, 2007, that the disclosure controls and procedures were effective in recording, processing, summarizing and reporting the information Bancorp is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the Securities and Exchange Commission's rules and forms.

(B)	Management's Annual Report on Internal Control over Financial Reporting
The management of Bancorp is responsible for establishing and maintaining adequate internal control over financial reporting.  Bancorp’s internal control system was designed to provide reasonable assurance to Bancorp’s management and Board of Directors regarding the preparation and fair presentation of published financial statements.

All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Bancorp’s management assessed the effectiveness of Bancorp’s internal control over financial reporting as of December 31, 2007.  Management’s Report Regarding Internal Control and Compliance with Designated Laws and Regulations is incorporated by reference from page 29 of Bancorp’s 2007 Annual Report. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework.  Based on its assessment management believes that, as of December 31, 2007, Bancorp’s internal control over financial reporting is effective based on those criteria.

Bancorp’s independent auditors have issued an audit report on Bancorp’s internal control over financial reporting.  See (D) below.

(C)	Changes in internal controls
During the quarter ended December 31, 2007, Bancorp did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that have materially affected, or are reasonably likely to materially affect these controls.

(D)	Attestation Report of the Registered Public Accounting Firm
The Attestation Report of the Registered Public Accounting firm required to be furnished pursuant to this item is set forth on page 28 of Bancorp’s 2007 Annual Report and is incorporated herein by reference.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference from Bancorp’s Proxy Statement for the 2008 Annual Meeting of Shareholders.  Bancorp and the Bank have adopted a Code of Ethical Conduct that applies to all staff including the Chief Executive Officer, Chief Financial Officer and Controller. A copy of the Code of Ethical Conduct will be provided to any person, without charge, upon written request to Corporate Secretary, Bank of Marin Bancorp, 504 Redwood Boulevard, Suite 100, Novato CA 94947.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference from Bancorp’s Proxy Statement for the 2008 Annual Meeting of Shareholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference from Item 5 above, Note 9 to Bancorp’s audited financial statements included in Bancorp’s 2007 Annual Report and Bancorp’s Proxy Statement for the 2008 Annual Meeting of Shareholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference from Bancorp’s Proxy Statement for the 2008 Annual Meeting of Shareholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference from Bancorp’s Proxy Statement for the 2008 Annual Meeting of Shareholders.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(A)	Documents Filed as Part of this Report

1.	Financial Statements

The financial statements of Bank of Marin Bancorp listed below and appearing at the indicated page number in Bank of Marin Bancorp’s 2007 Annual Report are incorporated by reference into this report.

2.	Financial Statement Schedules

All financial statement schedules have been omitted, as they are inapplicable or the required information is included in the financial statements or notes thereto.

(B)	Exhibits Filed

Number	Description of Exhibit

3.01	Articles of Incorporation, as amended, incorporated by reference to Exhibit 3.01 to Bancorp’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007.
3.02	Bylaws, as amended, incorporated by reference to Exhibit 3.02 to Bancorp’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007.
4.01	Rights Agreement dated as of July 2, 2007 is incorporated by reference to Exhibit 4.1 to Registration Statement on Form 8-A12B filed with the Securities and Exchange Commission on July 2, 2007.
10.01	2007 Employee Stock Purchase Plan is incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8 filed with the Securities and Exchange Commission on July 24, 2007.
10.02	1989 Stock Option Plan is incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8 filed with the Securities and Exchange Commission on July 24, 2007.
10.03	1999 Stock Option Plan is incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8 filed with the Securities and Exchange Commission on July 24, 2007.
10.04	2007 Equity Plan is incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8 filed with the Securities and Exchange Commission on July 24, 2007.
10.05	Form of Change in Control Agreement is incorporated by reference to Exhibit 10.01 to Current Report Form 8-K filed with the Securities and Exchange Commission on October 30, 2007.
10.06
Form of Indemnification Agreement for Directors and Executive Officers dated August 9, 2007 is incorporated by reference to Exhibit 10.06 to Bancorp’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007.

10.07	Retirement Agreement and Release between the Bank and W. Robert Griswold, Jr. dated March 11, 2006.
10.08	Consulting Agreement between the Bank and W. Robert Griswold, Jr. dated March 11, 2006.
13.01	2007 Annual Report.
14.01	Code of Ethical Conduct.
23.01	Consent of Moss Adams LLP.
31.01	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, Bancorp has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bank of Marin Bancorp

Dated: March 10, 2008	/s/ Russell A. Colombo
Russell A. Colombo
President &
Chief Executive Officer

Dated: March 10, 2008	/s/ Christina J. Cook
Christina J. Cook
Executive Vice President &
Chief Financial Officer

Dated: March 10, 2008	/s/ Larry R. Olafson
Larry R. Olafson
Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Members of Bank of Marin Bancorp’s
Board of Directors

Dated: March 10, 2008	/s/ Joel Sklar
Joel Sklar, M.D.
Chairman of the Board

Dated: March 10, 2008	/s/ Russell A. Colombo
Russell A. Colombo
President &
Chief Executive Officer

Dated: March 10, 2008	/s/ Judith O’Connell Allen
Judith O’Connell Allen

Dated: March 10, 2008	/s/ James E. Deitz
James E. Deitz

Dated: March 11, 2008	/s/ Robert Heller
H. Robert Heller

Dated: _____________	____________
Norma J. Howard

Dated: March 10, 2008	/s/ J. Patrick Hunt
J. Patrick Hunt

Dated: March 10, 2008	/s/ James D. Kirsner
James D. Kirsner

Dated: March 10, 2008	/s/ Stuart D. Lum
Stuart D. Lum

Dated: March 10, 2008	/s/ Joseph D. Martino
Joseph D. Martino

Dated: _____________	______________
William McDevitt, Jr.

Dated: March 11, 2008	/s/ Brian M. Sobel
Brian M. Sobel

Dated: March 10, 2008	/s/ J. Dietrich Stroeh
J. Dietrich Stroeh

Dated: _____________	___________
Jan I. Yanehiro

EXHIBIT INDEX

Exhibit Number	Description	Location

10.07	Retirement Agreement and Release between the Bank and W. Robert Griswold, Jr. dated March 11, 2006.	Filed herewith.

10.08	Consulting Agreement between the Bank and W. Robert Griswold, Jr. dated March 11, 2006.	Filed herewith.

13.01	2007 Annual Report.	Filed herewith.

14.01	Code of Ethical Conduct	Filed herewith.

23.01	Consent of Moss Adams LLP.	Filed herewith.

31.01	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.02	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.01	Certification pursuant to 18 U.S.C. §1350 as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.