Form 10-Q
period 2008-03-31
Bank of Marin Bancorp
filed 2008-05-06
CIK 1403475

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

OR

¨	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

 Commission File Number  001-33572

Bank of Marin Bancorp
(Exact name of Registrant as specified in its charter)

California	20-8859754
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

504 Redwood Blvd., Suite 100, Novato, CA	94947
(Address of principal executive office)	(Zip Code)

Registrant’s telephone number, including area code:  (415) 763-4520

Not Applicable
(Former name or former address, if changes since last report)

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.  Yes  xNo  ¨

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer.

Large accelerated filer ¨	Accelerated filer x	Non-accelerated filer ¨	Smaller reporting company ¨

Indicate by check mark if the registrant is a shell company, in Rule 12b(2) of the Exchange Act.
Yes    ¨         No x

As of April 30, 2008 there were 5,144,584 shares of common stock outstanding.

BANK OF MARIN BANCORP

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

Page - 2

BANK OF MARIN BANCORP

Page - 3

BANK OF MARIN BANCORP

CONSOLIDATED STATEMENT OF CONDITION
at March 31, 2008 and December 31, 2007

(in thousands, except share amounts - 2008 unaudited)	March 31, 2008	December 31, 2007

Assets
Cash and due from banks	$28,328	$28,765
Fed funds sold	---	47,500
Cash and cash equivalents	28,328	76,265

Investment securities
Held to maturity, at amortized cost	20,297	13,182
Available for sale (at fair market value, amortized cost$73,747 at 3/31/08 and $87,450 at 12/31/07)	74,118	86,989
Total investment securities	94,415	100,171

Loans, net of allowance for losses of $8,199 at 3/31/08 and$7,575 at 12/31/07	761,331	717,303
Bank premises and equipment, net	7,887	7,821
Interest receivable and other assets	27,878	32,341

Total assets	$919,839	$933,901

Liabilities and Stockholders' Equity

Liabilities
Deposits
Non-interest bearing	$204,875	$220,272
Interest bearing
Transaction accounts	76,461	110,174
Savings and money market	396,463	421,255
Time	82,363	82,941
Total deposits	760,162	834,642

Federal funds purchased and Federal Home Loan Bank borrowings	55,300	---
Subordinated debenture	5,000	5,000
Interest payable and other liabilities	8,664	6,485

Total liabilities	829,126	846,127

Stockholders' Equity
Common stock, no par value
Authorized - 15,000,000 shares
Issued and outstanding - 5,131,546 shares at 3/31/08 and 5,122,971 at 12/31/07	50,959	51,059
Retained earnings	39,539	36,983
Accumulated other comprehensive gain (loss), net	215	(268)

Total stockholders' equity	90,713	87,774

Total liabilities and stockholders' equity	$919,839	$933,901

The accompanying notes are an integral part of these consolidated financial statements.

Page - 4

BANK OF MARIN BANCORP

CONSOLIDATED STATEMENT OF OPERATIONS
for the three months ended March 31, 2008, December 31, 2007 and March 31, 2007

(in thousands, except per share amounts - March 31, 2008 and March 31, 2007
unaudited)	March 31, 2008	December 31, 2007	March 31, 2007

Interest income
Interest and fees on loans held in portfolio	$13,312	$13,662	$12,696
Interest on auto loans held for sale	---	---	1,108
Interest on investment securities
U.S. Treasury securities	---	---	8
Securities of U.S. Government agencies	867	1,045	842
Obligations of state and political subdivisions (tax exempt)	161	121	118
Corporate debt securities and other	89	320	98
Interest on Federal funds sold	112	552	2
Total interest income	14,541	15,700	14,872

Interest expense
Interest on interest bearing transaction accounts	88	76	77
Interest on savings and money market deposits	2,191	3,109	3,392
Interest on time deposits	751	837	869
Interest on borrowed funds	221	199	537
Total interest expense	3,251	4,221	4,875

Net interest income	11,290	11,479	9,997
Provision for loan losses	615	345	65
Net interest income after provision for loan losses	10,675	11,134	9,932

Non-interest income
Service charges on deposit accounts	406	357	248
Wealth Management Services	336	325	275
Net gain on indirect auto portfolio	---	---	520
Net gain on redemption of shares in Visa, Inc.	457	---	---
Other income	503	549	465
Total non-interest income	1,702	1,231	1,508

Non-interest expense
Salaries and related benefits	4,158	3,836	3,963
Occupancy and equipment	768	716	710
Depreciation and amortization	318	317	301
Data processing	445	403	418
Professional services	406	442	318
Other expense	906	1,314	979
Total non-interest expense	7,001	7,028	6,689
Income before provision for income taxes	5,376	5,337	4,751

Provision for income taxes	2,100	2,079	1,777
Net income	$3,276	$3,258	$2,974

Net income per common share:
Basic	$0.64	$0.63	$0.57
Diluted	$0.63	$0.62	$0.55

Weighted average shares used to compute net income per common share:
Basic	5,136	5,158	5,231
Diluted	5,238	5,280	5,417

Dividends declared per common share	$0.14	$0.13	$0.12

The accompanying notes are an integral part of these consolidated financial statements.

Page - 5

BANK OF MARIN BANCORP

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
for the year ending December 31, 2007 and the three months ended March 31, 2008
			Accumulated Other
				Comprehensive
	Common Stock		Retained	(Loss)/Gain,
(dollar amounts in thousands - 2008 unaudited)	Shares	Amount	Earnings	Net of Taxes	Total
Balance at December 31, 2006	5,366,416	$61,355	$28,760	$(590)	$89,525
Cumulative-effect adjustment of adoption of SFAS No.159	---	---	(1,452)	---	(1,452)
Comprehensive income:
Net income	---	---	12,324	---	12,324
Other comprehensive income
Net change in unrealized loss on available for sale securities (net of tax liability of $234)	---	---	---	322	322
Comprehensive income	---	---	12,324	322	12,646
Stock options exercised	112,496	1,620	---	---	1,620
Tax benefit from exercised stock options	---	729	---	---	729
Stock repurchased, including commission costs	(365,823)	(13,483)	---	---	(13,483)
Stock issued under employee stock purchase plan	292	8	---	---	8
Stock-based compensation	---	502			502
Cash dividends paid	---	---	(2,649)	---	(2,649)
Stock issued in payment of director fees	9,590	328	---	---	328
Balance at December 31, 2007	5,122,971	$51,059	$36,983	$(268)	$87,774
Comprehensive income:
Net income	---	---	3,276	---	3,276
Other comprehensive income
Net change in unrealized loss on available for sale securities (net of tax liability of $350)	---	---	---	483	483
Comprehensive income	---	---	3,276	483	3,759
Stock options exercised	35,964	525	---	---	525
Tax benefit from exercised stock options	---	81	---	---	81
Stock repurchased, including commission costs	(31,602)	(950)	---	---	(950)
Stock issued under employee stock purchase plan	248	7	---	---	7
Stock-based compensation	---	120	---	---	120
Cash dividends paid	---	---	(720)	---	(720)
Stock issued in payment of director fees	3,965	117	---	---	117
Balance at March 31, 2008	5,131,546	$50,959	$39,539	$215	$90,713

The accompanying notes are an integral part of these consolidated financial statements.

Page - 6

BANK OF MARIN BANCORP

CONSOLIDATED STATEMENT OF CASH FLOWS
for three months ended March 31, 2008 and 2007

(in thousands, unaudited)	March 31, 2008	March 31, 2007

Cash Flows from Operating Activities:
Net income	$3,276	$2,974
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	615	65
Compensation payable in common stock	70	104
Stock-based compensation expense	120	122
Excess tax benefits from exercised stock options	(78)	(497)
Amortization and accretion of investment security premiums, net	80	42
Depreciation and amortization	318	301
Net gain on indirect auto portfolio	---	(520)
Net gain on redemption of shares in Visa, Inc.	(457)	---
Net change in operating assets and liabilities:
Interest receivable	328	360
Interest payable	(13)	24
Deferred rent and other rent-related expenses	47	29
Other assets	3,785	240
Other liabilities	2,273	850
Total adjustments	7,088	1,120
Net cash provided by operating activities	10,364	4,094

Cash Flows from Investing Activities:
Purchase of securities held-to-maturity	(7,137)	---
Purchase of securities available-for-sale	(37,425)	---
Proceeds from paydowns/maturity of:
Securities held-to-maturity	-	1,000
Securities available-for-sale	31,071	4,994
Proceeds from sale of securities	20,457	---
Loans originated and principal collected, net	(44,643)	(19,362)
Additions to premises and equipment	(384)	(114)
Net cash used in investing activities	(38,061)	(13,482)

Cash Flows from Financing Activities:
Net (decrease) increase in deposits	(74,480)	37,332
Proceeds from stock options exercised	525	1,244
Net increase (decrease) in Federal Funds purchased and Federal Home Loan Bank borrowings	55,300	(24,800)
Common stock repurchased	(950)	(11,055)
Dividends paid in cash	(720)	(625)
Stock issued under employee stock purchase plan	7	---
Excess tax benefits from exercised stock options	78	497
Net cash (used in) provided by financing activities	(20,240)	2,593

Net decrease in cash and cash equivalents	(47,937)	(6,795)
Cash and cash equivalents at beginning of period	76,265	38,783

Cash and cash equivalents at end of period	$28,328	$31,988

The accompanying notes are an integral part of these consolidated financial statements.

Page - 7

BANK OF MARIN BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Introductory Explanation

On July 1, 2007 (the “Effective Date”), a bank holding company reorganization was completed whereby Bank of Marin Bancorp (Bancorp) became the parent holding company for Bank of Marin ( the “Bank”), its sole and wholly- owned subsidiary.  On the Effective Date, in a tax-free exchange, each outstanding share of the Bank was converted into one share of Bancorp and the Bank became a wholly-owned subsidiary of the holding company. The information contained in the financial statements and accompanying footnotes for periods subsequent to the reorganization relate to consolidated Bank of Marin Bancorp. Periods prior to the reorganization relate to Bank of Marin only. The information is comparable for all periods as the sole subsidiary of Bancorp is the Bank.

Note 1:  Basis of Presentation

The consolidated financial statements include the accounts of Bancorp and its wholly-owned bank subsidiary. All material intercompany transactions have been eliminated. In the opinion of Management, the unaudited interim consolidated financial statements contain all adjustments necessary to present fairly the financial position, results of operations, changes in stockholders' equity and cash flows. All adjustments are of a normal, recurring nature.

Certain information and footnote disclosures presented in the annual financial statements are not included in the interim consolidated financial statements.  Accordingly, the accompanying unaudited interim consolidated financial statements should be read in conjunction with Bancorp’s 2007 Annual Report, which is incorporated by reference in Bancorp’s 2007 Annual Report on Form 10-K.  The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the operating results for the full year.

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

	Three months ended
(in thousands)	March 31, 2008	December 31, 2007	March 31, 2007
Weighted average basic shares outstanding	5,136	5,158	5,231
Add: Potential common shares related to stock options	102	122	186
Weighted average diluted shares outstanding	5,238	5,280	5,417
Anti-dilutive shares not included in the calculation of diluted earnings per share	211	206	0

Net income	$3,276	$3,258	$2,974
Earnings per share (basic)	$0.64	$0.63	$0.57
Earnings per share (diluted)	$0.63	$0.62	$0.55

Note 2: Recently Issued Accounting Standards

On March 19, 2008, the Financial Accounting Standards Board (FASB) issued SFAS. No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an Amendment of FASB Statement 133.”   SFAS No. 161 enhances required disclosures regarding derivatives and hedging activities, including improved disclosures regarding how: (a) an entity uses derivative instruments, (b) derivative instruments and related hedged items are accounted for SFAS Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application permitted.  As SFAS No. 161 is disclosure-related only, it is expected that SFAS No. 161 will have no impact on Bancorp’s financial condition or results of operations.

Page - 8

BANK OF MARIN BANCORP

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations”. SFAS No. 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statement to evaluate the nature and financial effects of the business combination. SFAS No. 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. Accordingly, any business combinations Bancorp engages in will be recorded and disclosed following existing generally accepted accounting principles until January 1, 2009. Bancorp expects SFAS No. 141R would have an impact on its consolidated financial statements when effective if it acquires another company, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions Bancorp consummates after the effective date.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” which provides guidance for accounting and reporting of noncontrolling (minority) interests in consolidated financial statements. The statement is effective for fiscal years and interim periods within fiscal years beginning on or after December 15, 2008.  Bancorp does not hold minority interests in subsidiaries, therefore it is expected that SFAS No. 160 will have no impact on its financial condition or results of operations.

In September 2006, the Emerging Issues Task Force (EITF) reached a final consensus on Issue No. 06-4 (EITF 06-4), “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” EITF 06-4 requires employers to recognize a liability for future benefits provided through endorsement split-dollar life insurance arrangements that extend into postretirement periods in accordance with SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions or APB Opinion No. 12, Omnibus Opinion-1967.”  The provisions of EITF 06-4 become effective on January 1, 2008 and are to be applied as a change in accounting principle either through a cumulative-effect adjustment to retained earnings or other components of equity or net assets in the statement of financial position as of the beginning of the year of adoption, or through retrospective application to all prior periods. The Bank’s split-dollar life insurance benefits are limited to the employee’s active service period.  Therefore EITF 06-4 had no impact on financial condition or results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements Nos. 87, 88, 106 and 132(R).” SFAS No. 158 requires employers to recognize the under-funded or over-funded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in the funded status in the year in which the changes occur through accumulated other comprehensive income.  Additionally, SFAS No. 158 requires employers to measure the funded status of a plan as of the date of its year-end statement of financial position.  The new reporting requirements and related new footnote disclosure rules of SFAS No. 158 are effective for fiscal years ending after December 15, 2006.  The new measurement date requirement applies for fiscal years ending after December 15, 2008. As the Bank has no pension or other postretirement benefit plans, it is expected that SFAS No. 158 will have no impact on financial condition or results of operations.

Note 3:  Fair Value Measurement

The Bank performs fair-market valuations on certain assets as a result of the application of accounting guidelines that were in effect prior to the adoption of SFAS No. 157, “Fair Value Measurements.”  The following table summarizes the Bank’s financial instruments that were measured at fair value on a recurring basis at March 31, 2008.

Page - 9

BANK OF MARIN BANCORP

(Dollars in thousands) Description of Financial Instruments	March 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)

Securities available for sale	$74,118		$74,118	$	---	$	---
Derivative financial assets	57				57		---
Total Assets	$74,175		$74,118		$57	$	---

Derivative financial liabilities	$1,336	$	---		$1,336	$	---

Securities available for sale are valued based upon open-market quotes obtained from reputable third-party brokers. Market pricing is based upon specific CUSIP identification for each individual security. Changes in fair market value are recorded in other comprehensive income.

The fair value of derivative financial instruments is based on the income approach using observable Level II market inputs, reflecting market expectations of future interest rates as of the measurement date.  Standard valuation techniques are used to calculate the present value of the future expected cash flows assuming an orderly transaction.  Level II inputs for the valuations are limited to observable market prices for LIBOR cash rates (for the very short term), quoted prices for LIBOR futures contracts (two years and less) and observable market prices for LIBOR swap rates (at commonly quoted intervals from two years to beyond the derivative’s maturity).  Mid-market pricing of the inputs is used as a practical expedient in the fair value measurements.  Key inputs for interest rate valuations are used to project spot rates at resets specified by each swap, as well as to discount those future cash flows to present value at measurement date.  The interest rate derivative liability position was further discounted to reflect the potential credit risk to counterparties.  The Bank has used the spread over LIBOR on the fifteen-year fixed-rate credit advance from the FHLB in San Francisco to calculate this credit-risk related discount of future cash flows.  The fair value of derivative financial instruments is provided by a third party. Changes in fair market value are recorded in other non-interest income for fair value hedges using short-cut hedge accounting treatment and are recorded in interest income for fair value hedges not qualifying for short-cut hedge accounting treatment.

The interest rate swaps are carried on the balance sheet at their fair value in other assets (when the fair value is positive) or in other liabilities (when the fair value is negative) and offset in other non-interest income.

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

Activity in the allowance for loan losses follows:

	Three months ended
(in thousands - unaudited)	March 31, 2008	December 31, 2007	March 31, 2007
Beginning balance	$7,575	$7,227	$8,023
Cumulative-effect adjustment of adoption of SFAS No. 159	-	-	(1,048)
Provision for loan loss charged to expense	615	345	65
Loans charged off	(2)	(4)	(1)
Loan loss recoveries	11	7	3
Ending balance	$8,199	$7,575	$7,042

Total loans held in portfolio at end of period, before deducting allowance for loan losses	$769,530	$724,878	$656,116

Ratio of allowance for loan losses to loans held in portfolio	1.07%	1.05%	1.07%
Nonaccrual loans at period end	$244	$144	$117

Page - 10

BANK OF MARIN BANCORP

At March 31, 2008, the Bank had two non-accrual loans totaling $244 thousand.  At December 31, 2007, the Bank had one non-accrual loan totaling $144 thousand.  At March 31, 2007, the Bank had two non-accrual loans totaling $117 thousand.

The gross interest income that would have been recorded had non-accrual loans been current totaled $4 thousand in the quarter ended March 31, 2008, $3 thousand in the quarter ended December 31, 2007, and $7 thousand in the quarter ended March 31, 2007.

Effective January 1, 2007, the Bank elected the early-adoption provisions of SFAS No. 159, which permits entities to choose to measure eligible financial instruments at fair value at specified election dates. Upon adoption, the Bank selected the fair value option for the indirect auto loan portfolio, which was subsequently sold on June 5, 2007. In conjunction with the adoption of SFAS No. 159, the allowance for loan losses was reduced by $1.0 million in the first quarter of 2007, which is reflected in the table above.

Note 5:  Stockholders' Equity

On July 1, 2007, the Effective Date, the bank holding company reorganization was completed and the Bank repurchased a total of 24,399 common shares of the Bank for $876 thousand from six stockholders who dissented to the exchange of these shares for Bancorp common stock. Also, on the Effective Date, after the repurchase, each remaining outstanding share of the Bank was converted into one share of Bank of Marin Bancorp and the Bank became a wholly-owned subsidiary of the holding company.

Effective January 1, 2007, the Bank elected early adoption of SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities.” Upon adoption, the Bank selected the fair value option for its indirect auto loan portfolio, which was subsequently sold on June 5, 2007. Upon the adoption of SFAS No. 159 for its indirect auto loan portfolio, the Bank recorded a cumulative-effect adjustment as a charge to retained earnings totaling $1.5 million effective January 1, 2007.

Under a $15 million, twelve-month share repurchase program approved in October 2006 by the California Department of Financial Institutions (DFI) and the Federal Deposit Insurance Corporation (FDIC), the Bank repurchased 115,625 shares in the fourth quarter of 2006 at an average price of $34.26 per share, plus commissions, for a total cost of $4.0 million and 289,692 shares in the first quarter of 2007 at an average price of $38.10 per share, plus commissions, for a total cost of $11.0 million, at which time the program was completed.

In November 2007, Bancorp’s Board of Directors approved an additional plan to repurchase up to $5 million of common shares of Bancorp.  No regulatory approval was required for this repurchase plan as Bancorp was exempted under the provisions of Regulation Y of the Federal Reserve Board. In the fourth quarter of 2007, Bancorp repurchased a total of 51,732 shares at an average price of $29.96 per share, plus commissions, for a total cost of $1.5 million.  In the first quarter of 2008, Bancorp repurchased 31,602 shares at an average price of $30.01, plus commissions, for a total cost of $950 thousand.

The Bank executed the repurchase transactions pursuant to the Securities and Exchange Commission’s Rule 10b-18.  All shares repurchased under both programs were made in open market transactions and were part of publicly announced repurchase programs.

A summary of cash dividends paid to stockholders, which are recorded as a reduction of retained earnings, is presented below.

	Three months ended
(in thousands except per share data - unaudited)	March 31, 2008	December 31, 2007	March 31, 2007
Cash dividends	$720	$672	$625
Cash dividends per share	$0.14	$0.13	$0.12

Under SFAS No. 123R which was implemented in January 2006, the fair value of stock options on the grant date is recorded as a compensation expense in the income statement over the service period with a corresponding increase in common stock.  In addition, the Bank records tax benefits on the exercise of non-qualified stock options and on the disqualifying disposition of incentive stock options, which are accounted for as an addition to common stock with a corresponding decrease in accrued taxes payable.

Page - 11

BANK OF MARIN BANCORP

Stock-based compensation also includes compensation expense related to the Employee Stock Purchase Plan, which was implemented in the third quarter of 2007, whereby employees may purchase common shares of Bancorp at a five percent discount.  The discount amount is recorded as compensation expense at the time of the purchase, with a corresponding increase in common stock.

Stock-based compensation and tax benefits on exercised options are shown below.

	Three months ended
(in thousands - unaudited)	March 31, 2008	December 31, 2007	March 31, 2007
Stock-based compensation	$120	$123	$122
Tax benefits on exercised options	$81	$1	$598

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

The Bank is exposed to credit loss in the contract amount of the commitment in the event of nonperformance by the borrower. The Bank uses the same credit policies in making commitments as it does for on-balance-sheet instruments and evaluates each customer's creditworthiness on a case-by-case basis.  The amount of collateral obtained if deemed necessary by the Bank is based on management's credit evaluation of the borrower.  Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, and real property.

The contract amount of loan commitments not reflected on the statement of condition was $238.0 million at March 31, 2008 at rates ranging from 4.25% to 10.00%.  This amount included $134.8 million under commercial lines of credit (these commitments are contingent upon customers maintaining specific credit standards), $60.5 million under revolving home equity lines and $35.4 million under undisbursed construction loans. The Bank has set aside an allowance for losses in the amount of $478 thousand for these commitments, which is recorded in "interest payable and other liabilities."

Note 7:  Derivative Financial Instruments and Hedging Activities

The Bank has entered into interest-rate swaps, primarily as an asset/liability management strategy, in order to hedge the change in the fair value of both long-term fixed-rate loans and firm commitments to enter into long-term fixed-rate loans due to changes in interest rates.  Such hedges allow the Bank to offer long-term fixed rate loans to customers without assuming the interest rate risk of a long-term asset by swapping the Bank's fixed-rate interest stream for a floating-rate interest stream tied to the one-month LIBOR index.  Such modification of the interest characteristics of the loan protects the Bank against an adverse effect on earnings and the net interest margin due to fluctuating interest rates.

During the third quarter of 2007, the Bank’s forward swap was designated to offset the change in fair value of a loan originated during the period. The fair value of the related yield maintenance agreement totaling $69 thousand at the date of designation is being amortized to interest income using the effective yield method over the life of the loan.

Page - 12

BANK OF MARIN BANCORP

The two interest rate swaps held by the Bank are scheduled to mature in June of 2020 and June of 2022.  Information on the Bank’s derivatives follows:

(in thousands)	Fair Value Swap (Shortcut Accounting Treatment)	Fair Value Swap (Non-shortcut Accounting Treatment)	Yield Maintenance Agreement
At March 31, 2008:
Notional or contractual amount	$7,113	$8,134	---
Credit risk amount (1)	---	---	---
Estimated net fair value	(370)	(966)	57

At December 31, 2007:
Notional or contractual amount	$7,201	$8,134	---
Credit risk amount (1)	---	---	---
Estimated net fair value	(44)	(603)	62

	Three months ended
	Mar. 31, 2008	Dec. 31, 2007	Mar. 31, 2007
Fair Value Swap
(Shortcut Accounting Treatment):
Weighted average pay rate	4.59%	4.59%	4.59%
Weighted average receive rate	3.73%	5.05%	5.32%

Fair Value Swap
(Non-Shortcut Accounting Treatment):
Weighted average pay rate	5.54%	5.54%	5.54%
Weighted average receive rate	3.68%	5.03%	5.32%

Yield maintenance agreement
Weighted average receive rate (2)	5.15%	5.15%	5.15%

(Loss) gain on designated and undesignated interest rate contracts	$(689)	$(556)	$2
Increase (decrease) in value of designated loans and yield maintenance agreement qualifying as derivatives	689	545	(2)
Net (loss) gain on derivatives used to hedge loans recorded in income	$-	$(11)	$ ---

1
Credit risk represents the amount of unrealized gain included in derivative assets which is subject to counterparty credit risk. It reflects the effect of master netting agreements and includes credit risk on  virtual derivatives.

2	Tax equivalent yield equals 8.45%.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTSOPERATIONS

In the following pages, Management discusses its analysis of the financial condition and results of operations for the first quarter of 2008 compared to the first quarter of 2007 and to the prior quarter (fourth quarter of 2007). This discussion should be read in conjunction with the related financial statements and with the audited financial statements and accompanying notes included in the Bank of Marin Bancorp’s 2007 Annual Report.  Average balances, including balances used in calculating certain financial ratios, are generally comprised of average daily balances.

Holding Company

On May 8, 2007 Bank of Marin stockholders approved the formation of a bank holding company.  On July 1, 2007, the holding company, Bank of Marin Bancorp, acquired Bank of Marin as its wholly owned subsidiary. The holding company is expected to provide flexibility in meeting the financing needs of the Bank and in responding to evolving changes in the banking and financial services industries.

Page - 13

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

Forward-looking statements are based on management's current expectations regarding economic, legislative, and regulatory issues that may impact Bancorp’s earnings in future periods. A number of factors - many of which are beyond management’s control - could cause future results to vary materially from current management expectations. Such factors include, but are not limited to, general economic conditions, changes in interest rates, deposit flows, real estate values and competition; changes in accounting principles, policies or guidelines; changes in legislation or regulation; and other economic, competitive, governmental, regulatory and technological factors affecting Bancorp’s operations, pricing, products and services. These and other important factors are detailed in the Risk Factors section of Bancorp’s 2007 Form 10-K as filed with the SEC, copies of which are available from Bancorp at no charge. Forward-looking statements speak only as of the date they are made. Bancorp does not undertake to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made or to reflect the occurrence of unanticipated events.

Critical Accounting Policies

Management considers four accounting policies to be critical: the Allowance for Loan Losses, Share-Based Payment, Accounting for Income Taxes and Fair Value Option for Financial Assets and Liabilities.

Allowance for Loan Losses

Management has considered the accounting principles upon which Bank of Marin Bancorp’s financial reporting depends and has determined the allowance for loan losses to be the most critical accounting policy. The Bank formally assesses the adequacy of the allowance for loan losses on a quarterly basis. Determination of the adequacy is based on ongoing assessments of the probable risk in the outstanding loan portfolio. These assessments include the periodic re-grading of loans based on changes in their individual credit characteristics including delinquency, seasoning, recent financial performance of the borrower, economic factors, changes in the interest rate environment, and other factors as warranted. Loans are initially graded when originated. They are reviewed as they are renewed, when there is a new loan to the same borrower and/or when identified facts demonstrate heightened risk of default. Review of larger problem loans occurs at least quarterly. Confirmation of the quality of the grading process is obtained by independent credit reviews conducted by consultants specifically hired for this purpose and by various bank regulatory agencies.

The Bank's method for assessing the appropriateness of the allowance includes specific allowances for identified problem loans, an allowance factor for pools of credits, and allowances for changing environmental factors (e.g., portfolio trends, concentration of credit, growth, economic factors). Allowances for identified problem loans are based on specific analysis of individual credits. Loss estimation factors for loan pools are based on analysis of local economic factors applicable to each loan pool. Due to the Bank’s minimal historic losses, loss estimation factors are based only in part on the previous historical loss experience for each pool. Allowances for changing environmental factors are management's best estimate of the probable impact these changes have had on the loan portfolio as a whole.

Page - 14

BANK OF MARIN BANCORP

Share-Based Payment

On January 1, 2006, the Bank adopted the provisions of Statement of Financial Accounting Standard ("SFAS") No.123R, “Share-Based Payment,” which requires that all share-based payments, including stock-options, be recognized as an expense in the income statement based on the grant-date fair value of the award with a corresponding increase to common stock.

The Bank determines fair value at grant date using the Black-Scholes pricing model that takes into account the stock price at the grant date, the exercise price, the expected dividend yield and the risk-free interest rate over the expected life of the option. The Black-Scholes model requires the input of highly subjective assumptions including the expected life of the stock-based award and stock price volatility.  The estimates used in the model involve inherent uncertainties and the application of management judgment.  As a result, if other assumptions had been used, the Bank’s recorded stock-based compensation expense could have been materially different from that reflected in these financial statements.  In addition, the Bank is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest.  If the Bank’s actual forfeiture rate is materially different from the estimate, the share-based compensation expense could be materially different.  For additional discussion of  SFAS No.123R, see Note 5 of the Notes to Financial Statements.

Accounting for Income Taxes

Effective January 1, 2007, the Bank adopted the provisions of FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109,” which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 establishes a “more-likely-than-not” recognition threshold that must be met before a tax benefit can be recognized in the financial statements. For tax positions that meet the more-likely-than-not threshold, an enterprise may recognize only the largest amount of tax benefit that is greater than fifty percent likely of being realized upon ultimate settlement with the taxing authority. There were no tax positions that did not meet the more-likely-than-not recognition threshold; therefore, there were no adjustments to retained earnings as a consequence of adopting FIN No. 48 and no subsequent adjustments to the provision for income taxes related to FIN 48.  To the extent tax authorities disagree with these tax positions, the Bank’s and Bancorp’s effective tax rates could be materially affected in the period of settlement with the taxing authorities.

Fair Value Option for Financial Assets and Financial Liabilities and Fair Value Measurements

Effective January 1, 2007, Bank of Marin elected early adoption of 159, “The Fair Value Option for Financial Assets and Financial Liabilities” and SFAS No. 157, “Fair Value Measurements” and elected the fair value option for its indirect auto loan portfolio, which was subsequently sold. The changes in fair value of the portfolio after the initial adoption at each balance sheet date were recorded through earnings prior to the sale on June 5, 2007. The Bank determined fair value at January 1, 2007 and March 31, 2007 based on certain criteria including weighted average interest rate, remaining term and FICO credit score. The expected cash flows were discounted using Treasury rates and a spread above the Treasury rate was applied based on recent sales of similar assets. The assumptions represented management’s best estimates, but these estimates involved inherent uncertainties and the application of management’s judgment. As a result, if other assumptions had been used, the Bank’s recorded unrealized gain in the first quarter of 2007 could have been materially different from that reflected in these financial statements.

As a result of the Bank’s fair value measurement election for the auto loan portfolio, the Bank recorded a cumulative-effect adjustment of $1.5 million, net of tax, as a reduction of retained earnings as of January 1, 2007. In addition, $190 thousand and $520 thousand of pre-tax net gains were recorded in the Bank’s second and first quarter 2007 earnings, respectively (2 cents and 6 cents per diluted share, respectively,  on an after-tax basis), representing the change in fair value of such instruments during those periods after giving effect to the cumulative-effect adjustment.

Page - 15

BANK OF MARIN BANCORP

Executive Summary

The majority of Bancorp’s and the Bank’s assets and liabilities are monetary.  As a result, movement of interest rates plays a large part in the risk to earnings.

2007 was a year of rapid change.  In the first half of the year, competition for deposits in the Bank’s service area continued to put upward pressure on deposit rates while economic factors resulted in relatively flat loan rates. As a result of a management decision, the Bank sold its less profitable indirect auto loan portfolio.  The Bank also sold its Visa portfolio to a third party vendor who can provide a more flexible product while retaining the Bank’s branding on the Visa card.  Proceeds from these sales markedly improved the Bank’s liquidity, which lessened pressure to compete on deposit pricing and provided funds for more profitable lending activity.

Beginning in August through the end of 2007, in response to sudden turmoil in the housing market and concerns over a possible recession, the Federal Reserve lowered its Federal funds rate (the rate at which banks may borrow from each other) by 100 basis points, resulting in lower offered deposit rates by the Bank, which positively affected the interest margin, along with the reinvestment of sale proceeds into higher-yielding relationship loans. Although variable rate loans adjusted downward with the decline in the Prime rate, the yield on fixed rate loans, which comprise about half of the loan portfolio, remained relatively unchanged. These changes resulted in a significant improvement  to the net interest margin in the fourth quarter of 2007.

In the first quarter of 2008, the Federal Reserve continued lowering target rates by another 200 basis points, resulting in lower offered rates on the Bank’s deposits, further improving the Bank’s net interest margin.  The largest factors likely to affect the Bank’s net interest margin in 2008 will be the level to which the Bank is responsive to competitive pricing in its market, which will, in turn, be influenced by the Bank’s liquidity level, as well as the downward repricing of variable rate loans.

Despite the turmoil in the financial and housing markets beginning in 2007 and continuing in 2008, the Bank’s servicing area has been somewhat insulated to date due to the upscale nature of its market and relatively stable housing prices due to limited area for housing expansion. The Bank experienced continued strong loan growth  from its market area with good credit quality in the first quarter of 2008.  The Bank holds no sub-prime loans nor does it hold investment securities backed by sub prime loans.

Deposits declined $21.5 million in the first quarter of 2008, after excluding a $53.0 million short-term deposit placed with the bank in the last week of December 2007 which was withdrawn in January 2008.  Among the reasons for the decline in deposits were general economic factors leading to less excess funds held by our customers and normal seasonal decline, as well as a limited amount of deposits leaving for other higher-yielding investment alternatives. Management anticipates that cash and cash equivalents on hand, deposits and borrowing capacity will provide adequate liquidity for its operating, investing and financing needs and its regulatory liquidity requirements for the foreseeable future.

Through its Asset/Liability Management Committee (ALCO), Management continually monitors the balance of loans, deposits and purchased or sold funds to ensure measured growth under sound banking practices. The Bank’s compliance with regulatory requirements including capital adequacy and liquidity are monitored on an ongoing basis and loan or deposit rates may be adjusted to achieve management’s objectives.

First-quarter 2008 net income includes a pre-tax non-recurring gain of $457 thousand related to the mandatory redemption of 10,677 of the Bank’s 27,616 shares of class B common stock of Visa Inc., which became a public company through an initial public offering (IPO) on March 19, 2008. In addition, in the first quarter of 2008, Bancorp reversed a pre-tax charge of $242 thousand that was originally recorded in the fourth quarter of 2007, for the potential obligation to Visa Inc. in connection with certain litigation indemnifications provided to Visa Inc. by Visa member banks. Subsequent to its IPO, Visa Inc. established an escrow account from which it plans to pay any potential settlements.  The remaining shares of Visa Inc. class B common stock held by the Bank are carried at a zero cost basis, as they are restricted from sale for three years from the IPO date.  After three years these shares will be converted to class A common stock of Visa Inc. at a conversion rate to be determined.

Page - 16

BANK OF MARIN BANCORP

Bancorp’s most recent share repurchase program began in November 2007 under which repurchases up to $5 million were approved by the Board of Directors. In the first quarter of 2008, 31,602 shares were repurchased under the program for $950 thousand, including commissions.  Approximately $2.5 million is remaining under this repurchase plan as of March 31, 2008.  Management uses share repurchase programs to utilize excess capital and to enhance earnings per share.

RESULTS OF OPERATIONS

Overview

Highlights of the financial results are presented in the following table:
	As of and for the three months ended
(dollars in thousands except per share data)	March 31, 2008	December 31, 2007	March 31, 2007
For the period:
Net income	$3,276	$3,258	$2,974
Net income per share
Basic	0.64	0.63	0.57
Diluted	0.63	0.62	0.55
Return on average equity	14.63%	14.64%	14.36%
Return on average assets	1.48%	1.41%	1.39%
Cash dividend payout ratio	21.88%	20.63%	21.05%
Efficiency ratio	53.89%	55.30%	58.14%
At period end:
Book value per share	$17.68	$17.13	$15.81
Total assets	$919,839	$933,901	$881,550
Total loans	$769,530	$724,878	$736,115
Total deposits	$760,162	$834,642	$774,029
Loan-to-deposit ratio	101.2%	86.8%	95.1%

Net Interest Income

Net interest income is the difference between the interest earned on loans, investments and other interest-earning assets and the interest expense on deposits and other interest-bearing liabilities. Net interest income is impacted by changes in general market interest rates and by changes in the amounts and composition of interest-earning assets and interest-bearing liabilities. The table below indicates net interest income, net interest margin, and net interest rate spread for each period presented. Net interest margin is expressed as net interest income divided by average earning assets. Net interest rate spread is the difference between the average rate earned on total interest-earning assets and the average rate incurred on total interest-bearing liabilities. Both of these measures are reported on a taxable-equivalent basis.  Net interest margin is the higher of the two because it reflects interest income earned on assets funded with non-interest-bearing sources of funds, which include demand deposits and stockholders’ equity.

The following table, Distribution of Average Statements of Condition and Analysis of Net Interest Income, compares interest income and interest-earning assets with interest expense and interest-bearing liabilities for the quarters ended March 31, 2008, December 31, 2007 and March 31, 2007. The table also indicates net interest income, net interest margin and net interest rate spread for each quarter.

Page - 17

BANK OF MARIN BANCORP

Distribution of Average Statements of Condition and Analysis of Net Interest Income
	Three months ended			Three months ended			Three months ended
	March 31, 2008			December 31, 2007			March 31, 2007
		Interest			Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
(in thousands)	Balance	Expense (1)	Rate (1)	Balance	Expense (1)	Rate (1)	Balance	Expense (1)	Rate (1)
Assets
Federal funds sold	$11,156	$112	4.02%	$43,704	552	5.02%	121	2	5.21%
Investment securities
U.S. Treasury securities	---	---	---	---	---	---	1,282	8	2.42%
U.S. Government agencies	73,108	867	4.77%	79,531	1,045	5.21%	68,872	842	4.96%
Other	7,444	89	4.82%	21,119	320	6.02%	7,992	98	4.99%
Municipal bonds	16,866	225	5.36%	13,291	164	4.93%	12,851	157	4.97%
Loans and banker's acceptances (2)	735,888	13,312	7.28%	710,145	13,662	7.63%	722,629	13,804	7.75%
Total interest-earning assets	844,462	14,605	6.96%	867,790	15,743	7.20%	813,747	14,911	7.43%
Cash and due from banks	21,531			22,427			27,175
Bank premises and equipment, net	7,866			7,931			8,378
Interest receivable and other assets, net	16,332			16,549			16,702
Total assets	$890,191			$914,697			$866,002
Liabilities and Stockholders' Equity
Interest-bearing transaction accounts	78,527	88	0.45%	78,689	76	0.39%	74,810	77	0.41%
Savings and money market accounts	407,890	2,191	2.16%	434,593	3,109	2.84%	376,976	3,392	3.65%
Time accounts	81,948	751	3.69%	84,216	837	3.94%	88,010	869	4.01%
Purchased funds	21,041	130	2.47%	7,837	95	4.79%	35,063	438	5.06%
Borrowed funds	5,000	91	7.23%	5,000	104	8.36%	5,000	99	7.96%
Total interest-bearing liabilities	594,406	3,251	2.20%	610,335	4,221	2.74%	579,859	4,875	3.41%
Demand accounts	198,503			208,555			195,891
Interest payable and other liabilities	7,210			7,512			6,234
Stockholders' equity	90,072			88,295			84,018
Total liabilities & stockholders' equity	$890,191			$914,697			$866,002

Net interest income		$11,354			$11,522			$10,036
Net interest margin			5.41%			5.27%			5.00%
Net interest rate spread			4.76%			4.46%			4.02%

(1)	Yields and interest income are presented on a taxable-equivalent basis using the Federal statutory rate of 35 percent.
(2)
Average balances on loans outstanding include non-performing loans, if any. The amortized portion of net loan origination fees (costs) is included in interest income on loans, representing an adjustment to the yield.

The tax-equivalent net interest margin increased to 5.41% in the first quarter of 2008, up 41 basis points from the first quarter of 2007 and up 14 basis points from the fourth quarter of 2008. Lower rates on deposits and purchased funds were only partially offset by lower loan and securities yields. The drop of 100 basis points in the Federal funds target rate in the latter part of 2007 and 200 basis points in the first quarter of 2008 resulted in lower offered rates on deposits, favorably impacting the net interest margin. In the first quarter of 2008 the improvement in the margin was partially offset by a shift in the mix of interest bearing liabilities from non-maturity deposits to purchased funds.

Total average interest-earning assets increased $30.7 million, or 3.8%, in the first quarter of 2008 compared to the first quarter of 2007 and declined $23.3 million, or 2.7%, compared to the fourth quarter of 2008.  The increase compared to the first quarter of 2007 primarily relates to loan growth and increases in Federal funds sold, while the decrease compared to the fourth quarter of 2007 primarily relates to lower levels of Federal funds sold and investments resulting from a lower level of deposits, reflecting the anticipated withdrawal of a $53 million deposit that was placed with the Bank in December 2007, partially offset by loan growth.

Due to lower average market interest rates on the largest components of earning assets, which are loans and agency securities, the average yield on interest-earning assets decreased 47 basis points in the first quarter of 2008 compared to the same quarter in 2007 and 24 basis points less than the prior quarter.

The yield on the loan portfolio, which comprised 87.1%, 88.8% and 81.8% of average earning assets in the quarters ended March 31, 2008, March 31, 2007 and December 31, 2007, respectively, decreased 47 basis points in the first quarter of 2008 over the comparable period a year ago and 35 basis points from the prior quarter due to generally declining market rates noted above.

In the quarter ended March 31, 2008, the yield on the portfolio of agency securities decreased 19 basis points from the same quarter a year ago and 44 basis points from the prior quarter. Agency securities comprised 8.7%, 8.5% and 9.2% of average earning assets in those periods, respectively. These securities generally have shorter lives than other securities in the portfolio and will mature or be called more quickly. The decrease in yield on agency securities in the periods primarily relates to maturities and paydowns of securities at higher yields and purchases of securities at lower yields. The yield on municipal bond securities, which comprised 2% or less of interest-earning assets in each of the three quarters presented, increased 39 basis points from the same quarter a year ago and 43 basis points from the prior quarter. The increases relate to the purchase of municipal bonds at higher rates than those maturing. In the quarter ended March 31, 2008, the higher rates on new municipal bonds resulted from reduced market demand due to growing concern over the stability of certain companies that insure municipal bonds. At the same time, investor demand moved toward safer treasury securities in volatile market conditions. These market conditions required some municipalities to offer higher rates to attract investors.

Page - 18

BANK OF MARIN BANCORP

The average balance of interest-bearing liabilities increased $14.5 million, or 2.5% in the first quarter of 2008 compared to the same period a year ago and decreased $15.9 million, or 2.6% from the prior period. An increase in savings and money market accounts and interest-bearing transaction accounts was partially offset by the decline in time accounts and purchased funds in the first quarter of 2008 compared to the first quarter of 2007. In the first quarter of 2008 compared to the prior quarter, deposit accounts declined (primarily savings and money market balances) and purchased funds increased, primarily due to economic factors affecting customers and seasonal declines.

The rate on interest-bearing liabilities decreased 121 basis points in the first quarter of 2008 over the same quarter a year ago and 54 basis points over the prior quarter. The overall cost of liabilities is affected by offered rates and the mix of deposits and liabilities. In the first quarter of 2008, the rate on savings and money market accounts decreased 149 basis points compared to the same quarter a year ago and the rate on time deposits decreased 32 basis points in the same comparable period.  Compared to the prior quarter, the rate on savings and money market accounts decreased 68 basis points and the rate on time deposits decreased 25 basis points.  The decreases reflected declining market rates.

In the first quarter of 2008, demand deposits, on which no interest is paid, decreased to 25.9% of average deposits, down from 26.6% in the same quarter a year ago.  Savings and money market accounts increased to 53.2% of average deposits in the first quarter of 2008, up from 51.2% in the first quarter of 2007, while time deposits decreased to 10.7%% of average deposits from 12.0% in the same period. The increase in the cost of funds due to the lower proportion of demand deposits from a year ago was more than offset by the rate reductions discussed earlier. The mix of deposits in the first quarter of 2008 did not change significantly from the prior quarter.

Average purchased funds in the first quarter of 2008 decreased $14.0 million compared to the same period a year ago and increased $13.2 million compared to the prior quarter. The decrease compared to the first quarter of 2007 related to average deposit growth in excess of loan growth. The increase in the first quarter of 2008 compared to the prior quarter related to growth in loans combined with a decline in deposits. The rate on purchased funds decreased 259 basis points in the first quarter of 2008 compared to the same quarter last year and 232 basis points compared to the prior quarter, reflecting the changes in the Federal funds target rate.

Interest rate changes can create fluctuations in the net interest margin due to an imbalance in the timing of repricing or maturity of assets or liabilities. Interest rate risk exposure is managed with the goal of minimizing the impact of interest rate volatility on the net interest margin. The largest factors likely to affect the Bank’s net interest margin in the remainder of 2008 will be the level to which the Bank is responsive to competitive deposit pricing in its market, which will, in turn, be influenced by the Bank’s liquidity level, as well as the downward repricing of variable rate loans.

Provision for Loan Losses

The Bank formally assesses the adequacy of the allowance on a quarterly basis.  The Bank provides as an expense an amount to bring the allowance for loan losses to a level to provide adequate coverage for probable loan losses. The adequacy of the allowance for loan losses is evaluated based on several factors, including growth of the loan portfolio, analysis of probable losses in the portfolio and recent loss experience. Actual losses on loans are charged against the allowance, and the allowance is increased through the provision charged to expense.  For further discussion, see sections captioned “Critical Accounting Policies”.

The Bank's provision for loan losses was $615 thousand in the first quarter of 2008 compared to $65 thousand in the first quarter of 2007, and $345 thousand in the fourth quarter of 2007.  The increases support the significant level of loan growth that the Bank experienced in 2007 and the first quarter of 2008. The allowance for loan losses as a percentage of loans totaled 1.07% at March 31, 2008, unchanged from a year ago and up two basis points from December 31, 2007.  The provision for loan losses reflects the amount deemed necessary to maintain the allowance at a level considered adequate to provide for probable losses inherent in the portfolio. Net recoveries for the first quarter of 2008 totaled $9 thousand compared with $2 thousand in the first quarter of 2007 and $3 thousand in the fourth quarter of 2007.

Non-accrual loans totaled $244 thousand, $117 thousand, and $144 thousand at March 31, 2008, March 31, 2007, and December 31, 2007, respectively.

Page - 19

BANK OF MARIN BANCORP

Non-interest Income

The table below details the components of non-interest income.

				3/31/08 compared		3/31/08 compared
				to 12/31/07		to 3/31/07
	Three months ended			Amount	Percent	Amount	Percent
	March 31,	December 31,	March 31,	Increase	Increase	Increase	Increase
(dollars in thousands)	2008	2007	2007	(Decrease)	(Decrease)	(Decrease)	(Decrease)

Service charges on deposit accounts	$406	$357	$248	$49	13.7%	$158	63.7%
Wealth Management Services	336	325	275	11	3.4%	61	22.2%
Unrealized gain on indirect auto portfolio	---	---	520	---	---	(520)	NM
Net gain on redemption of shares in Visa, Inc	457	---	---	457	NM	457	NM
Other non-interest income
Earnings on Bank-owned life insurance	147	147	139	---	---	8	5.8%
Customer banking fees and other charges	94	127	120	(33)	(26.0%)	(26)	(21.7%)
Other income	262	275	206	(13)	(4.7%)	56	27.2%
Total other non-interest income	503	549	465	(46)	(8.4%)	38	8.2%
Total non-interest income	$1,702	$1,231	$1,508	$471	38.3%	$194	12.9%

NM-Not Meaningful

Non-interest income for the first quarter of 2008 increased $194 thousand, or 12.9%, as compared to the first quarter of 2007 and increased $471 thousand, or 38.3%, compared to the prior quarter. The first quarter of 2008 included a net gain of $457 thousand on the mandatory redemption of a portion of the Bank’s shares of Visa, Inc, which became a public company through its initial public offering on March 19, 2008.  The first quarter of 2007 included a $520 thousand unrealized gain on the indirect auto portfolio.  Excluding these gains, non-interest income in the first quarter of 2008 increased by 26.0% from the same quarter a year ago and remained relatively unchanged from the prior quarter. The change from the same quarter a year ago is primarily due to an increase in the fees the Bank charges for checks drawn against insufficient funds, an increase in fees from the Bank’s business analysis accounts, and an increase in Wealth Management Fees.

Service charges on deposit accounts increased $158 thousand, or 63.7%, from the comparable quarter a year ago and increased $49 thousand, or 13.7%, from the preceding quarter. The increase from the first quarter of 2007 is primarily attributable to an increase effective April 1, 2007, in the fees the Bank charges for checks drawn against insufficient funds. The increase compared to the prior quarter relates to an increase in business analysis fees reflecting a decrease in the earnings allowance (the interest rate we give our business customers to help cover analysis charges) and an increase in the fees the Bank charges for checks drawn against insufficient funds, related to higher volume.  Wealth Management Services (WMS) income increased $61 thousand, or 22.2%, from the first quarter of 2007, and increased $11 thousand, or 3.4%, from the prior quarter, reflecting an increase in assets under management and market appreciation.

Other non-interest income increased $38 thousand, or 8.2%, from the first quarter of 2007 and decreased $46 thousand, or 8.4%, from the prior quarter. The increase from the same quarter a year ago is primarily due to an increase of $31 thousand in reverse mortgage fees and $14 thousand of indirect auto loan recoveries, which were recorded in other non-interest income subsequent to recording these loans at their fair value.  The decrease from the prior quarter primarily reflects lower reverse mortgage fees, lower business Visa fees and lower net remote capture fees, which are generally run through account analysis.

Page - 20

BANK OF MARIN BANCORP

Non-interest Expense

The table below details the components of non-interest expense.

				3/31/08 compared		3/31/08 compared
				to 12/31/07		to 3/31/07
	Three months ended			Amount	Percent	Amount	Percent
	March 31,	December 31,	March 31,	Increase	Increase	Increase	Increase
(dollars in thousands)	2008	2007	2007	(Decrease)	(Decrease)	(Decrease)	(Decrease)
Salaries and related benefits	$4,158	$3,836	$3,963	$322	8.4%	$195	4.9%
Occupancy and equipment	768	716	710	52	7.3%	58	8.2%
Depreciation & amortization	318	317	301	1	0.3%	17	5.6%
Data processing fees	445	403	418	42	10.4%	27	6.5%
Professional services	406	442	318	(36)	(8.1%)	88	27.7%
Other non-interest expense
Advertising	102	47	63	55	117.0%	39	61.9%
Director expense	113	104	112	9	8.7%	1	0.9%
Other expense	691	1,163	804	(472)	(40.6%)	(113)	(14.1%)
Total other non-interest expense	906	1,314	979	(408)	(31.1%)	(73)	(7.5%)
Total non-interest expense	$7,001	$7,028	$6,689	$(27)	(0.4%)	$312	4.7%

Non-interest expense for the first quarter of 2008 increased $312 thousand, or 4.7%, as compared to the first quarter of 2007 and decreased by $27 thousand, or 0.4%, from the prior quarter.  Excluding the $242 thousand Visa litigation accrual and reversal discussed below, non interest expense for the first quarter of 2008 increased by $554 thousand, or 8.3% from the same quarter a year ago and increased by $457 thousand, or 6.7% from the prior quarter.

Salaries and benefits for the first quarter of 2008 increased $195 thousand, or 4.9%, when compared to the first quarter of 2007 and increased by $322 thousand, or 8.4%, when compared to the fourth quarter of 2007. The increase from first quarter 2007 primarily represents higher bank wide incentive bonuses and normal salary increases. The increase from the prior quarter reflects higher incentive bonuses and higher 401K/ESOP contributions and payroll taxes in the first quarter.  These increases were partially offset by lower salaries, as a result of lower FTE. The number of FTE totaled 184, 190 and 194 in March 2008, December 2007 and March 2007, respectively.

Occupancy and equipment expenses increased $58 thousand, or 8.2%, from the first quarter of 2007 and increased $52 thousand, or 7.3% from prior quarter.  The increase from first quarter 2007 is primarily due to annual rent increases in the branch facilities.  The increase from the prior quarter reflects the addition of a new branch in Mill Valley and higher maintenance and repair costs.

Depreciation and amortization expenses for the first quarter of 2008 increased $17 thousand, or 5.6%, from the first quarter of 2007 and remained relatively unchanged from the preceding quarter.  The increase from the same quarter last year is primarily due to the remodel of the Northgate branch, additions to data processing equipment and a software upgrade.

Data processing expense for the first quarter of 2008 increased $27 thousand, or 6.5%, compared to the first quarter of 2007 and increased $42 thousand, or 10.4%, compared to the fourth quarter of 2007. These increases primarily reflect a one time de-conversion fee related to credit card customers.

Professional services for the first quarter of 2008 increased $88 thousand, or 27.7%, from the first quarter of 2007 and decreased $36 thousand, or 8.1% from the fourth quarter of 2007. The increase compared to first quarter 2007 was mainly attributable to higher consulting fees due to strategic initiatives and higher investment advisory fees reflecting an increase in assets under management and market appreciation.  The decrease from the prior quarter is primarily due to lower accounting fees.

Other non-interest expense for the first quarter of 2008 decreased by $73 thousand, or 7.5% compared to the first quarter of 2007 and decreased by $408 thousand, or 31.1%, from the fourth quarter of 2008. The decreases reflect the reversal of a $242 thousand Visa litigation accrual that was originally recorded in the fourth quarter of 2007 for the potential obligation to Visa Inc. in connection with certain litigation indemnifications provided to Visa Inc. by Visa member banks. Excluding this accrual and reversal, other non interest expense increased $169 or 17.3% compared to the same quarter a year ago and increased $76 thousand or 7.1% from the fourth quarter of 2007.  The increase from first quarter 2007 is primarily due to higher costs in FDIC insurance (for industry-wide FDIC assessment), information technology (for storage area network upgrade), and advertising (for additional print ads in new geographic locations and a new transit campaign).  The increase from the prior quarter reflects higher advertising and information technology costs as discussed.

Page - 21

BANK OF MARIN BANCORP

Provision for Income Taxes

Bancorp reported a provision for income taxes of $2.1 million, $2.1 million, and $1.8 million for the quarters ended March 31, 2008, December 31, 2007, and March 31, 2007, respectively.  The effective tax rates were 39.1%, 39.0% and 37.4% for those same periods.  These provisions reflect accruals for taxes at the applicable rates for Federal income and California franchise taxes based upon reported pre-tax income, and adjusted for the effects of all permanent differences between income for tax and financial reporting purposes (such as earnings on qualified municipal securities and certain life insurance products). Therefore, there are normal fluctuations in the effective rate from period to period based on the relationship of net permanent differences to income before tax. The Bank has not been subject to an alternative minimum tax (AMT).

Bancorp and the Bank have entered into a tax allocation agreement which provides that income taxes shall be allocated between the parties on a separate entity basis.  The intent of this agreement is that each member of the consolidated group will incur no greater tax liability than it would have incurred on a stand-alone basis.

FINANCIAL CONDITION
Summary

During the first three months of 2008, total assets decreased $14.1 million to $919.8 million from December 31, 2007.  This reduction in assets primarily reflected an increase in loans of $44.0 million, which was offset by a decline in Federal funds sold of $47.5 million and maturities and paydowns of investment securities in excess of purchases totaling $5.8 million. The decline in Federal funds sold and investment securities resulted from a decline in deposits during the period, which reflected the anticipated withdrawal of a $53.0 million short-term deposit placed with the Bank in December of 2007, which left the Bank in January 2008.  As reflected in the table below, the increase in loans primarily reflected an increase in commercial real estate, residential and construction loans.

(Dollars in thousands)	March 31, 2008	December 31, 2007
Commercial loans	$126,677	$124,336
Real estate
Commercial owner-occupied	144,709	132,614
Commercial investor	277,183	257,127
Construction	101,865	97,153
Residential (a)	84,013	78,860
Installment	35,083	34,788
Total loans	769,530	724,878
Allowance for loan losses	8,199	7,575
Total net loans	$761,331	$717,303

(a) The residential loan portfolio includes no sub-prime loans at March 31, 2008 and December 31, 2007.

Other assets include net deferred tax assets of $5.2 million and $5.1 million at March 31, 2008 and December 31, 2007, respectively. These assets consist primarily of tax benefits expected to be realized in future periods related to deductions for loan losses, depreciation and deferred compensation.  Management believes these assets to be realizable due to the Bank’s consistent record of earnings and the expectation that earnings will continue at a level adequate to realize such benefits.

During the first three months of 2008, total liabilities decreased $17.0 million to $829.1 million.  The decrease in total liabilities is primarily due to the decrease in deposits of $74.5 million (including an anticipated withdrawal of $53 million which was placed in December of 2007), offset by an increase in overnight and FHLB borrowings of $55.3 million.

Page - 22

BANK OF MARIN BANCORP

Stockholders’ equity increased $2.9 million to $90.7 million during the first three months of 2008.  The increase in stockholders’ equity primarily reflects the Bank’s earnings of $3.3 million and the exercise of stock options, (including tax benefits) totaling $606 thousand, partially offset by the repurchase of the Bank’s common stock totaling $950 thousand and the payment of cash dividends totaling $720 thousand.

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

The Bank’s and Bancorp’s capital adequacy ratios as of March 31, 2008 and December 31, 2007 are presented in the following table.   Capital ratios are reviewed by Management on a regular basis to ensure that capital exceeds the prescribed regulatory minimums and is adequate to meet the Bank’s anticipated future needs.  For all periods presented, the Bank’s ratios exceed the regulatory definition of “well capitalized” under the regulatory framework for prompt corrective action and Bancorp’s ratios exceed the required minimum ratios for capital adequacy purposes.

Capital Ratios for Bancorp			Ratio for Capital
(in thousands)	Actual Ratio		Adequacy Purposes
As of March 31, 2008	Amount	Ratio	Amount	Ratio
Total Capital (to risk-weighted assets)	$104,174	11.91%	≥ $70,002	≥ 8.00%
Tier I Capital (to risk-weighted assets)	$90,498	10.34%	≥ $35,001	≥ 4.00%
Tier I Capital (to average assets)	$90,498	10.17%	≥ $35,608	≥ 4.00%

As of December 31, 2007
Total Capital (to risk-weighted assets)	$101,066	12.06%	≥ $67,015	≥ 8.00%
Tier I Capital (to risk-weighted assets)	$88,041	10.51%	≥ $33,508	≥ 4.00%
Tier I Capital (to average assets)	$88,041	9.63%	≥ $36,588	≥ 4.00%

					Ratio to be Well
					Capitalized under
Capital Ratios for the Bank			Ratio for Capital		Prompt Corrective
(in thousands)	Actual Ratio		Adequacy Purposes		Action Provisions
As of March 31, 2008	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk-weighted assets)	$100,046	11.44%	≥ $69,989	≥ 8.00%	≥ $87,486	≥ 10.00%
Tier I Capital (to risk-weighted assets)	$86,369	9.87%	≥ $34,995	≥ 4.00%	≥ $52,492	≥ 6.00%
Tier I Capital (to average assets)	$86,369	9.70%	≥ $35,606	≥ 4.00%	≥ $44,508	≥ 5.00%

As of December 31, 2007
Total Capital (to risk-weighted assets)	$97,179	11.61%	≥ $66,983	≥ 8.00%	≥ $83,729	≥ 10.00%
Tier I Capital (to risk-weighted assets)	$84,155	10.05%	≥ $33,491	≥ 4.00%	≥ $50,237	≥ 6.00%
Tier I Capital (to average assets)	$84,155	9.20%	≥ $36,587	≥ 4.00%	≥ $45,734	≥ 5.00%

Page - 23

BANK OF MARIN BANCORP

Liquidity

The goal of liquidity management is to provide adequate funds to meet both loan demands and unexpected deposit withdrawals.  This goal is accomplished by maintaining an appropriate level of liquid assets, and formal lines of credit with the Federal Home Loan Bank of San Francisco (FHLB) and correspondent banks that enable the Bank to borrow funds as needed. The Bank’s Asset/Liability Management Committee is responsible for establishing and monitoring the Bank’s liquidity targets and strategies.

Bank management regularly adjusts its investments in liquid assets based upon its assessment of expected loan demand, expected deposit flows, yields available on interest-earning securities and the objectives of the Bank’s asset/liability management program.

The Bank obtains funds from the repayment and maturity of loans as well as deposit inflows, investment security maturities and paydowns, Federal funds purchased, FHLB advances, and other borrowings. The Bank’s primary uses of funds are the origination of loans, the purchase of investment securities, maturing CDs, deposit withdrawals, repayment of borrowings and dividends to common stockholders.

The Bank must retain and attract new deposits, which depends upon the variety and effectiveness of its customer account products, service and convenience, and rates paid to customers. Any long-term decline in retail deposit funding would adversely impact the Bank’s liquidity. Bank management anticipates that Federal funds purchased and FHLB advances will continue to be important sources of funding in the future, and management expects there to be adequate collateral for such funding requirements. A decline in Bancorp’s or the Bank’s credit rating would adversely affect the Bank’s ability to borrow and/or the related borrowing costs, thus impacting the Bank’s liquidity.

As presented in the accompanying unaudited consolidated statements of cash flows, the sources of liquidity vary between periods. Consolidated cash and cash equivalents at March 31, 2008 totaled $28.3 million. The primary sources of funds during the quarter ended March 31, 2008 were $55.3 million in Federal funds purchased and Federal Home Loan Bank borrowings, $31.0 million in the maturities and paydowns of securities available for sale and $20.0 million in securities sales. The primary uses of funds were a $74.5 million decline in deposits (including the anticipated withdrawal of a $53 million short-term deposit placed with the Bank in December 2007), $44.6 million in loan originations (net of principal collections), and $44.6 million investment securities purchases.

The decline in deposits in excess of the anticipated withdrawal of the $53.0 million short-term deposit is primarily related to general economic factors affecting customers and seasonal declines. The Bank anticipates that it will be in a borrowing position in the short-term until the economy shows improvement. If short-term interest rates continue to decline, the Bank’s net interest margin may be negatively affected, as interest-earning assets reprice faster than interest-bearing liabilities.

At March 31, 2008 the Bank’s cash and cash equivalents, Federal funds sold and unpledged assets maturing within one year totaled $30.1 million. The remainder of the unpledged securities portfolio of $70.0 million provides additional liquidity. Taken together, these liquid assets equaled 10.9% of the Bank’s assets at March 31, 2008.  The corresponding figure at December 31, 2007 was 16.6%. The decreased liquidity at March 31, 2008 is primarily related to a lower Federal funds sold level resulting from loan growth and a decline in deposits.

The Bank anticipates that cash and cash equivalents on hand and its sources of funds will provide adequate liquidity for its operating, investing and financing needs and its regulatory liquidity requirements for the foreseeable future. Management monitors the Bank's liquidity position daily, balancing loan fundings/payments with changes in deposit activity and overnight investments. The Bank's emphasis on local deposits combined with its 9.4% equity capital base, provides a very stable funding base. In addition to cash and cash equivalents, the Bank has substantial additional borrowing capacity including unsecured lines of credit totaling $65.0 million with correspondent banks and a $3.5 million line of credit with the Federal Reserve Bank to borrow overnight, which were not drawn upon at March 31, 2008. The Bank is a member of the FHLB and has a line of credit (secured under terms of a blanket collateral agreement by a pledge of loans) for advances of $186.8 million, of which $131.4 million was available at March 31, 2008, at an interest rate that is determined daily.  Borrowings under the line are limited to eligible collateral.

Page - 24

BANK OF MARIN BANCORP

Undisbursed loan commitments, which are not reflected on the statement of condition, totaled $238.0 million at March 31, 2008 at rates ranging from 4.25% to 10.00%.  This amount included $134.8 million under commercial lines of credit (these commitments are contingent upon customers maintaining specific credit standards), $60.5 million under revolving home equity lines and $35.4 million under undisbursed construction loans. These commitments, to the extent used, are expected to be funded through repayment of existing loans, deposit growth and FHLB borrowings. Over the next twelve months $68.4 million of time deposits will mature. The Bank expects these funds to be replaced with new time or savings accounts.

The primary source of funds for Bancorp is dividends from the Bank.  The primary uses of funds are stockholder dividends, stock repurchases and ordinary operating expenses.  Management anticipates that there will be sufficient earnings at the Bank level to provide dividends to Bancorp to meet its funding requirements for the foreseeable future.

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

Activities in asset and liability management include, but are not limited to, lending, accepting deposits and investing in securities. Interest rate risk is the primary market risk associated with asset and liability management. Sensitivity of net interest income (NII) and Capital to interest rate changes results from differences in the maturity, or repricing, of asset and liability portfolios. To mitigate interest rate risk, the structure of the Statement of Condition is managed with the objective of correlating the movements of interest rates on loans and investments with those of deposits and borrowings. The asset and liability policy sets limits on the acceptable amount of change to NII and Capital in changing interest rate environments. The Bank uses simulation models to forecast NII and Capital.

Exposure to interest rate risk is reviewed at least quarterly by the ALCO and the Board of Directors. They utilize interest rate sensitivity simulation models as a tool for achieving these objectives and for developing ways in which to improve profitability. A simplified statement of condition is prepared on a quarterly basis as a starting point, using as inputs, actual loans, investments and deposits. If potential changes to net equity value and net interest income resulting from hypothetical interest changes are not within the limits established by the Board of Directors, management may adjust the asset and liability mix to bring interest rate risk within approved limits.

Bancorp’s interest rate risk has changed during the first quarter of 2008. The decline in 2008 in Federal funds sold and increase in loans has caused the Bank’s assets to be less sensitive to interest rate changes.  The decline in  deposits and increase in purchased funds in 2008 has caused the Bank’s liabilities to become slightly more sensitive to interest rate movements. Also refer to “Market Risk Management” in Bank of Marin Bancorp’s 2007 Annual Report.

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

Page - 25

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

Bancorp recorded a liability of $242 thousand in the fourth quarter of 2007 to cover its potential liability to Visa, Inc. in connection with  its proportionate share of certain litigation indemnifications provided to Visa U.S.A. by its member banks. In the first quarter of 2008, Bancorp reversed this liability because, subsequent to its initial public offering on March 19, 2008, Visa Inc. established an escrow account from which it plans to pay any potential settlements.

Item 1A        Risk Factors

There have been no material changes from the risk factors previously disclosed in Bank of Marin Bancorp’s 2007 Form 10-K. Refer to “Risk Factors” in Bank of Marin’s 2007 Form 10-K, pages 9 through 13.

Item 2           Unregistered Sales of Equity Securities and Use of Proceeds

In November 2007, Bancorp’s Board of Directors approved a plan to repurchase common shares of Bancorp up to $5 million. No regulatory approval was required for this repurchase plan as Bancorp was exempted under the provisions of Regulation Y of the Federal Reserve Board. In November and December of 2007, Bancorp repurchased a total of 51,732 shares at an average price of $29.96 per share for a total cost of $1.6 million.

A schedule of purchases during the quarter ended March 31, 2008 follows.

(Dollars in thousands, except per share data)			Total Number of	Approximate dollar
	Total Number		Shares Purchases as	Value that May Yet
	of Shares	Average	Part of Publicly	be Purchased Under
Period	Purchases	Price	Announced Program	the Program

January 1-31, 2008	5,100	$28.75	5,100	$3,303

February 1-28, 2008	21,502	$30.27	21,502	$2,652

March 1-31, 2008	5,000	$30.20	5,000	$2,501

	31,602	$30.01	31,602	$2,501

Item 3           Defaults Upon Senior Securities

None.

Item 4           Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the first quarter of 2008.

Item 5           Other Information

None.

Page - 26

BANK OF MARIN BANCORP

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

10.07
Retirement Agreement and Release between the Bank and W. Robert Griswold, Jr. dated March 11, 2006 is incorporated by reference to Exhibit 10.07 to Bancorp’s Form 10-K for the year ended December 31, 2007.

10.08	Consulting Agreement between the Bank and W. Robert Griswold, Jr. dated March 11, 2006 is incorporated by reference to Exhibit 10.08 to Bancorp’s Form 10-K for the year ended December 31, 2007.
31.01	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Page - 27

BANK OF MARIN BANCORP

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bank of Marin Bancorp
(registrant)

May 5, 2008	/s/ Russell A. Colombo
Date	Russell A. Colombo
President & Chief Executive Officer

May 5, 2008	/s/ Christina J. Cook
Date	Christina J. Cook
Executive Vice President & Chief Financial Officer

May 5, 2008	/s/ Larry R. Olafson
Date	Larry R. Olafson
Senior Vice President & Controller

Page - 28

EXHIBIT INDEX

Exhibit Number	Description	Location

31.01	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.02	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.01	Certification pursuant to 18 U.S.C. §1350 as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

Page - 29