Form 10-Q
period 2008-06-30
Bank of Marin Bancorp
filed 2008-08-07
CIK 1403475

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒       No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark if the registrant is a shell company, in Rule 12b(2) of the Exchange Act.
Yes    ☐         No ☒

As of July 31, 2008 there were 5,136,917 shares of common stock outstanding.

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

Page - 2

BANK OF MARIN BANCORP

Page - 3

BANK OF MARIN BANCORP

CONSOLIDATED STATEMENT OF CONDITION
at June 30, 2008 and December 31, 2007

(in thousands, except share amounts - 2008 unaudited)	June 30, 2008	December 31, 2007

Assets
Cash and due from banks	$30,355	$28,765
Fed funds sold	800	47,500
Cash and cash equivalents	31,155	76,265

Investment securities
Held to maturity, at amortized cost	19,476	13,182
Available for sale (at fair market value, amortized cost $73,577 at 6/30/08 and $87,450 at 12/31/07)	72,999	86,989
Total investment securities	92,475	100,171

Loans, net of allowance for losses of $8,555 at 6/30/08 and $7,575 at 12/31/07	790,955	717,303
Bank premises and equipment, net	8,635	7,821
Interest receivable and other assets	29,319	32,341

Total assets	$952,539	$933,901

Liabilities and Stockholders' Equity

Liabilities
Deposits
Non-interest bearing	$219,684	$220,272
Interest bearing
Transaction accounts	76,839	110,174
Savings and money market	422,834	421,255
Time	81,863	82,941
Total deposits	801,220	834,642

Federal funds purchased and Federal Home Loan Bank borrowings	46,800	---
Subordinated debenture	5,000	5,000
Interest payable and other liabilities	6,972	6,485

Total liabilities	859,992	846,127

Stockholders' Equity
Common stock, no par value
Authorized - 15,000,000 shares
Issued and outstanding - 5,140,351 shares at 6/30/08 and 5,122,971 at 12/31/07	50,679	51,059
Retained earnings	42,203	36,983
Accumulated other comprehensive loss, net	(335)	(268)

Total stockholders' equity	92,547	87,774

Total liabilities and stockholders' equity	$952,539	$933,901

The accompanying notes are an integral part of these consolidated financial statements.

Page - 4

BANK OF MARIN BANCORP

CONSOLIDATED STATEMENT OF OPERATIONS
for the six months ended June 30, 2008 and June 30, 2007

(in thousands, except per share amounts - unaudited)	June 30, 2008	June 30, 2007

Interest income
Interest and fees on loans held in portfolio	$26,712	$25,723
Interest on auto loans held for sale	---	2,062
Interest on investment securities
U.S. Treasury securities	---	8
Securities of U.S. Government agencies	1,749	1,651
Obligations of state and political subdivisions (tax exempt)	344	229
Corporate debt securities and other	167	221
Interest on Federal funds sold	113	417
Total interest income	29,085	30,311

Interest expense
Interest on interest bearing transaction accounts	184	151
Interest on savings and money market deposits	3,774	7,170
Interest on time deposits	1,405	1,751
Interest on borrowed funds	523	764
Total interest expense	5,886	9,836

Net interest income	23,199	20,475
Provision for loan losses	1,125	140
Net interest income after provision for loan losses	22,074	20,335

Non-interest income
Service charges on deposit accounts	836	569
Wealth Management Services	646	573
Net gain on indirect auto portfolio	---	710
Net gain on redemption of shares in Visa, Inc.	457	---
Other income	1,042	1,049
Total non-interest income	2,981	2,901

Non-interest expense
Salaries and related benefits	8,193	8,126
Occupancy and equipment	1,561	1,439
Depreciation and amortization	645	611
Data processing	875	843
Professional services	825	702
Other expense	2,042	1,998
Total non-interest expense	14,141	13,719
Income before provision for income taxes	10,914	9,517

Provision for income taxes	4,252	3,640
Net income	$6,662	$5,877

Net income per common share:
Basic	$1.30	$1.13
Diluted	$1.27	$1.09

Weighted average shares used to compute net income per common share:
Basic	5,137	5,209
Diluted	5,232	5,376

Dividends declared per common share	$0.28	$0.25

The accompanying notes are an integral part of these consolidated financial statements.

Page - 5

BANK OF MARIN BANCORP

CONSOLIDATED STATEMENT OF OPERATIONS
for the three months ended June 30, 2008, March 31, 2008 and June 30, 2007

(in thousands, except per share amounts - unaudited	June 30, 2008	March 31, 2008	June 30, 2007

Interest income
Interest and fees on loans held in portfolio	$13,400	$13,312	$13,027
Interest on auto loans held for sale	---	---	954
Interest on investment securities
Securities of U.S. Government agencies	882	867	809
Obligations of state and political subdivisions (tax exempt)	183	161	111
Corporate debt securities and other	78	89	123
Interest on Federal funds sold	1	112	415
Total interest income	14,544	14,541	15,439

Interest expense
Interest on interest bearing transaction accounts	96	88	74
Interest on savings and money market deposits	1,583	2,191	3,778
Interest on time deposits	654	751	882
Interest on borrowed funds	302	221	227
Total interest expense	2,635	3,251	4,961

Net interest income	11,909	11,290	10,478
Provision for loan losses	510	615	75
Net interest income after provision for loan losses	11,399	10,675	10,403

Non-interest income
Service charges on deposit accounts	430	406	321
Wealth Management Services	310	336	298
Net gain on indirect auto portfolio	---	---	190
Net gain on redemption of shares in Visa, Inc.	---	457	---
Other income	539	503	584
Total non-interest income	1,279	1,702	1,393

Non-interest expense
Salaries and related benefits	4,035	4,158	4,163
Occupancy and equipment	793	768	729
Depreciation and amortization	327	318	310
Data processing	430	445	425
Professional services	419	406	384
Other expense	1,136	906	1,019
Total non-interest expense	7,140	7,001	7,030
Income before provision for income taxes	5,538	5,376	4,766

Provision for income taxes	2,152	2,100	1,863
Net income	$3,386	$3,276	$2,903

Net income per common share:
Basic	$0.66	$0.64	$0.56
Diluted	$0.65	$0.63	$0.54

Weighted average shares used to compute net income per common share:
Basic	5,139	5,136	5,187
Diluted	5,226	5,238	5,329

Dividends declared per common share	$0.14	$0.14	$0.13

The accompanying notes are an integral part of these consolidated financial statements.

Page - 6

BANK OF MARIN BANCORP

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
for the year ending December 31, 2007 and the six months ended June 30, 2008

	Common Stock		Retained Earnings	Accumulated Other Comprehensive (Loss)/Gain, Net of Taxes	Total

(dollar amounts in thousands - 2008 unaudited)	Shares	Amount
Balance at December 31, 2006	5,366,416	$61,355	$28,760	$(590)	$89,525
Cumulative-effect adjustment of adoption of SFAS No.159	---	---	(1,452)	---	(1,452)
Comprehensive income:
Net income	---	---	12,324	---	12,324
Other comprehensive income
Net change in unrealized loss on available for sale securities (net of tax liability of $234)	---	---	---	322	322
Comprehensive income	---	---	12,324	322	12,646
Stock options exercised	112,496	1,620	---	---	1,620
Excess tax benefit - stock-based compensation	---	729	---	---	729
Stock repurchased, including commission costs	(365,823)	(13,483)	---	---	(13,483)
Stock issued under employee stock purchase plan	292	8	---	---	8
Stock-based compensation - stock options	---	502			502
Cash dividends paid	---	---	(2,649)	---	(2,649)
Stock issued in payment of director fees	9,590	328	---	---	328
Balance at December 31, 2007	5,122,971	$51,059	$36,983	$(268)	$87,774
Comprehensive income:
Net income	---	---	6,662	---	6,662
Other comprehensive income
Net change in unrealized loss on available for sale securities (net of tax benefit of $49)	---	---	---	(67)	(67)
Comprehensive income	---	---	6,662	(67)	6,595
Stock options exercised	64,688	901	---	---	901
Excess tax benefit - stock-based compensation	---	59	---	---	59
Stock repurchased, including commission costs	(58,609)	(1,701)	---	---	(1,701)
Stock issued under employee stock purchase plan	636	16	---	---	16
Stock-based compensation - stock options	---	222	---	---	222
Restricted stock granted	6,700	---	---	---	---
Stock-based compensation - restricted stock	---	6	---	---	6
Cash dividends paid	---	---	(1,442)	---	(1,442)
Stock issued in payment of director fees	3,965	117	---	---	117
Balance at June 30, 2008	5,140,351	$50,679	$42,203	$(335)	$92,547

The accompanying notes are an integral part of these consolidated financial statements.

Page - 7

BANK OF MARIN BANCORP

CONSOLIDATED STATEMENT OF CASH FLOWS
for six months ended June 30, 2008 and 2007

(in thousands, unaudited)	June 30, 2008	June 30, 2007

Cash Flows from Operating Activities:
Net income	$6,662	$5,877
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,125	140
Compensation payable in common stock	140	141
Stock-based compensation expense	228	255
Excess tax benefits from exercised stock options	(59)	(621)
Amortization and accretion of investment security premiums, net	135	93
Loss on sale of investment securities	2	---
Depreciation and amortization	645	611
Net gain on indirect auto portfolio	---	(710)
Net gain on redemption of shares in Visa, Inc.	(457)	---
Loss on disposal of premises and equipment	14	---
Net change in operating assets and liabilities:
Interest receivable	199	537
Interest payable	3	52
Deferred rent and other rent-related expenses	79	59
Other assets	2,872	1,286
Other liabilities	472	9,460
Total adjustments	5,398	11,303
Net cash provided by operating activities	12,060	17,180

Cash Flows from Investing Activities:
Purchase of securities held-to-maturity	(8,135)	(2,056)
Purchase of securities available-for-sale	(40,607)	(19,454)
Proceeds from sale of securities	21,489	---
Proceeds from paydowns/maturity of:
Securities held-to-maturity	765	1,000
Securities available-for-sale	34,388	7,592
Proceeds from sale of indirect auto loans	---	76,681
Loans originated and principal collected, net	(74,808)	(13,726)
Additions to premises and equipment	(1,473)	(381)
Net cash (used in) provided by investing activities	(68,381)	49,656

Cash Flows from Financing Activities:
Net (decrease) increase in deposits	(33,422)	39,780
Proceeds from stock options exercised	901	1,559
Net increase (decrease) in Federal funds purchased and Federal
Home Loan Bank borrowings	46,800	(29,400)
Common stock repurchased	(1,701)	(11,055)
Dividends paid in cash	(1,442)	(1,305)
Stock issued under employee stock purchase plan	16	---
Excess tax benefits from exercised stock options	59	621
Net cash provided by financing activities	11,211	200

Net (decrease) increase in cash and cash equivalents	(45,110)	67,036
Cash and cash equivalents at beginning of period	76,265	38,783

Cash and cash equivalents at end of period	$31,155	$105,819

Non-Cash Transactions: The six months ended June 30, 2007 reflected a cumulative-effect adjustment of the adoption of SFAS No. 159, which included non-cash decreases to net loans of $2.5 million and retained earnings of $1.5 million, and a non-cash increase to other assets of $1.0 million.

The accompanying notes are an integral part of these consolidated financial statements.

Page - 8

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

Certain information and footnote disclosures presented in the annual financial statements are not included in the interim consolidated financial statements.  Accordingly, the accompanying unaudited interim consolidated financial statements should be read in conjunction with Bancorp’s 2007 Annual Report, which is incorporated by reference in Bancorp’s 2007 Annual Report on Form 10-K.  The results of operations for the six months ended June 30, 2008 are not necessarily indicative of the operating results for the full year.

The following table shows weighted average basic shares, common stock equivalents related to stock options and nonvested restricted stock, and weighted average diluted shares used in calculating earnings per share.  Basic earnings per share are based upon the weighted average number of common shares outstanding (including vested restricted stock) during each period.  Diluted earnings per share incorporates the dilutive effect of common stock equivalents outstanding, including stock options and nonvested restricted stock, on an average basis during each period.

	Three months ended			Six months ended
(in thousands)	June 30, 2008	March 31, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Weighted average basic shares outstanding	5,139	5,136	5,187	5,137	5,209
Add: Common stock equivalents related to stock options and nonvested restricted stock	87	102	142	95	167
Weighted average diluted shares outstanding	5,226	5,238	5,329	5,232	5,376
Anti-dilutive shares not included in the calculation of diluted earnings per share	236	211	67	227	0

Net income	$3,386	$3,276	$2,903	$6,662	$5,877
Earnings per share (basic)	$0.66	$0.64	$0.56	$1.30	$1.13
Earnings per share (diluted)	$0.65	$0.63	$0.54	$1.27	$1.09

Note 2: Recently Issued Accounting Standards

On June 16, 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) on Emerging Issues Task Force (EITF) 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” which states that when calculating basic earnings per share pursuant to the two-class method, all awards that contain rights to nonforfeitable dividends should be considered participating securities. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. Dividends or dividend equivalents actually paid on share-based payment awards not expected to vest should be excluded from the earnings allocation to avoid counting the dividends as both compensation cost and distributed earnings. Undistributed earnings should be allocated to all outstanding share-based payment awards, including those that are not expected to vest. FSP EITF 03-6-1 will be effective for Bancorp beginning January 1, 2009.  All prior-period earnings per share data presented will be adjusted retrospectively to conform to the provisions of FSP EITF 03-6-1. Early adoption is not permitted. Bancorp’s presentation, but not the amount, of earnings per share will be affected upon adoption of FSP EITF 03-6-1 due to Bancorp’s issuance of nonvested restricted common shares on May 1, 2008.  See Note 6 below for further discussion.

Page - 9

BANK OF MARIN BANCORP

In May 2008, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 162, “The Hierarchy of Generally Accepted Accounting Principles.”  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles in the United States. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411, The Meaning of “Present Fairly in Conformity With Generally Accepted Accounting Principles.” Bancorp expects that SFAS No. 162 will have no impact on its financial condition or results of operations.

On March 19, 2008, the FASB issued SFAS. No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an Amendment of FASB Statement 133.”  SFAS No. 161 enhances required disclosures regarding derivatives and hedging activities, including improved disclosures regarding how: (a) an entity uses derivative instruments, (b) derivative instruments and related hedged items are accounted for under SFAS Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities", and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application permitted.  As SFAS No. 161 is disclosure-related only, it is expected that SFAS No. 161 will have no impact on Bancorp’s financial condition or results of operations.

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

In June 2007, the FASB EITF reached a consensus on EITF Issue No. 06-11, "Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards." The EITF requires that the tax benefit related to dividends paid on restricted stock, which are expected to vest, be recorded as an increase to additional paid-in-capital. The EITF was effective for all tax benefits on dividends declared by Bancorp after January 1, 2008. At adoption, there was no impact on Bancorp's financial position or results of operations.

Note 3:  Fair Value Measurement

The Bank performs fair-market valuations on certain assets and liabilities as a result of the application of accounting guidelines that were in effect prior to the adoption of SFAS No. 157, “Fair Value Measurements.”  The following table summarizes the Bank’s financial instruments that were measured at fair value on a recurring basis at June 30, 2008.

Page - 10

BANK OF MARIN BANCORP

(Dollars in thousands) Description of Financial Instruments	June 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Securities available for sale	$72,999	$	---	$72,999	$	---
Derivative financial assets	53			53		---
Total Assets	$73,052	$	---	$73,052	$	---

Derivative financial liabilities	$671	$	---	$671	$	---

When available, quoted market prices (Level 1) are used to determine fair value of securities available for sale. If quoted market prices are not available, management obtains pricing information from a reputable third-party service provider, who may utilize valuation techniques that use current market-based or independently sourced parameters, such as bid prices, dealer-quoted prices, interest rates, benchmark yield curves, prepayment speeds, and credit spreads (Level 2).  Level 1 securities include those traded on an active exchange, including U.S. Treasury securities.  Level 2 securities include U.S. agencies’ securities, mortgage-backed securities and corporate collateralized mortgage obligations. Changes in fair market value are recorded in other comprehensive income.

The fair value of derivative financial instruments is based on the income approach using observable Level 2 market inputs, reflecting market expectations of future interest rates as of the measurement date.  Standard valuation techniques are used to calculate the present value of the future expected cash flows assuming an orderly transaction.  Valuation adjustments may be made to reflect both the Bank’s own credit risk and the counterparty’s credit quality in determining the fair value of the derivatives. Level 2 inputs for the valuations are limited to observable market prices for LIBOR cash rates (for the very short term), quoted prices for LIBOR futures contracts (two years and less) and observable market prices for LIBOR swap rates (at commonly quoted intervals from two years to beyond the derivative’s maturity).  Mid-market pricing of the inputs is used as a practical expedient in the fair value measurements.  Key inputs for interest rate valuations are used to project spot rates at resets specified by each swap, as well as to discount those future cash flows to present value at measurement date.  The interest rate derivative liability position was further discounted to reflect the potential credit risk to counterparties.  The Bank has used the spread over LIBOR on the fifteen-year fixed-rate credit advance from the Federal Home Loan Bank (FHLB) in San Francisco to calculate this credit-risk related discount of future cash flows.  Changes in fair market value are recorded in other non-interest income for fair value hedges using short-cut hedge accounting treatment and are recorded in interest income for fair value hedges not qualifying for short-cut hedge accounting treatment.

The interest rate swaps are carried on the balance sheet at their fair value in other assets (when the fair value is positive) or in other liabilities (when the fair value is negative) and offset in other non-interest income.

Note 4:  Allowance for Loan Losses and Non-accrual Loans

The allowance for loan losses is maintained at levels considered adequate by management to provide for probable loan losses inherent in the portfolio. The allowance is based on management's assessment of various factors affecting the loan portfolio, including problem loans, economic conditions and loan loss experience, and an overall evaluation of the quality of the underlying collateral.

Page - 11

BANK OF MARIN BANCORP

Activity in the allowance for loan losses follows:

	Three months ended			Six months ended
(in thousands - unaudited)	June 30, 2008	March 31, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Beginning balance	$8,199	$7,575	$7,042	$7,575	$8,023
Cumulative-effect adjustment of adoption of SFAS No. 159	---	---	---	---	(1,048)
Provision for loan loss charged to expense	510	615	75	1,125	140
Loans charged off	(156)	(2)	(77)	(158)	(78)
Loan loss recoveries	2	11	13	13	16
Ending balance	$8,555	$8,199	$7,053	$8,555	$7,053

Total loans held in portfolio at end of period, before deducting allowance for loan losses	$799,510	$769,530	$653,924	$799,510	$653,924

Ratio of allowance for loan losses to loans held in portfolio	1.07%	1.07%	1.08%	1.07%	1.08%
Non-accrual loans at period end	$236	$244	$5	$236	$5

At June 30, 2008, the Bank had two non-accrual loans totaling $236 thousand.  At March 31, 2008, the Bank had one non-accrual loan totaling $244 thousand.  At June 30, 2007, the Bank had one non-accrual loan amounting to $5 thousand.

The gross interest income that would have been recorded had non-accrual loans been current totaled $6 thousand in the quarter ended June 30, 2008  compared to $5 thousand in the quarter ended June 30, 2007.  The amount of foregone interest income on nonaccrual loans was $12 thousand for each of the six-month periods ended June 30, 2008 and 2007.

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

Note 5: Borrowings

As of June 30, 2008 the Bank has a line of credit with the FHLB totaling $160.5 million. At June 30, 2008, $31.8 million was borrowed overnight under the line of credit. The interest rate for overnight borrowings is determined daily.

On February 5, 2008, the Bank entered into a ten-year borrowing agreement under the same FHLB line of credit for $15.0 million at a fixed rate of 2.07%. Interest-only payments are required every three months until maturity. Although the entire principal is due on February 5, 2018, the FHLB has the unconditional right to accelerate the due date on February 5, 2009 and every three months thereafter (the “put” dates). If the FHLB exercises its right to accelerate the due date, the FHLB will offer replacement funding at the current market rate, subject to certain conditions. The Bank must comply with an accelerated due date, but is not required to accept replacement funding.

At June 30, 2008, $113.7 million was remaining as available for borrowing from the FHLB under a formula based on eligible collateral. The FHLB borrowing and the FHLB line of credit are secured by a portfolio of loans under a blanket lien. On June 30, 2008, the pledged loans totaled $316.8 million.

Additional borrowing capacity includes lines of credit with correspondent banks totaling $65.0 million and a line of credit with the Federal Reserve Bank totaling $3.2 million to borrow overnight. There were no borrowings under these credit facilities on June 30, 2008.

Note 6:  Stockholders' Equity

Effective January 1, 2007, the Bank elected early adoption of SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” Upon adoption, the Bank selected the fair value option for its indirect auto loan portfolio, which was subsequently sold on June 5, 2007. Upon the adoption of SFAS No. 159 for its indirect auto loan portfolio, the Bank recorded a cumulative-effect adjustment as a charge to retained earnings totaling $1.5 million effective January 1, 2007.

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

Page - 12

BANK OF MARIN BANCORP

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

In November 2007, Bancorp’s Board of Directors approved an additional plan to repurchase up to $5 million of common shares of Bancorp.  No regulatory approval was required for this repurchase plan as Bancorp was exempted under the provisions of Regulation Y of the Federal Reserve Board. In the fourth quarter of 2007, Bancorp repurchased a total of 51,732 shares at an average price of $29.96 per share, plus commissions, for a total cost of $1.5 million.  During the first six months of 2008, Bancorp repurchased 58,609 shares at an average price of $28.96, plus commissions, for a total cost of $1.7 million.

The Bank executed the repurchase transactions pursuant to the Securities and Exchange Commission’s Rule 10b-18.  All shares repurchased under both programs were made in open market transactions and were part of publicly announced repurchase programs.

A summary of cash dividends paid to stockholders, which are recorded as a reduction of retained earnings, is presented below.

	Three months ended			Six months ended
(in thousands except per share data - unaudited)	June 30, 2008	March 31, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Cash dividends	$722	$720	$680	$1,442	$1,305
Cash dividends per share	$0.14	$0.14	$0.13	$0.28	$0.25

Under SFAS No. 123R, “Share-Based Payment,” which was implemented in January 2006, the fair value of stock options on the grant date is recorded as a stock-based compensation expense in the income statement over the requisite service period with a corresponding increase in common stock.  In addition, the Bank records excess tax benefits on the exercise of non-qualified stock options and on the disqualifying disposition of incentive stock options as an addition to common stock with a corresponding decrease in current taxes payable.

Stock-based compensation also includes compensation expense related to the issuance of nonvested restricted common shares pursuant to the 2007 Equity Plan.  On May 1, 2008 employees were granted 6,700 restricted common shares of Bancorp, which vest twenty percent on each anniversary of the grant for five years.  The grant-date fair value of the restricted common shares, which is equal to its intrinsic value, is recorded as compensation expense over the requisite service period with a corresponding increase in common stock. Any excess tax benefit on the vesting of these shares will be also recorded as increase in common stock and a corresponding decrease in current taxes payable. The holders of the nonvested restricted common shares are entitled to dividends on the same per-share ratio as the holders of common stock. Dividends paid on the portion of share-based awards not expected to vest are also included in stock-based compensation expense. Tax benefits on dividends paid on the portion of share-based awards expected to vest are recorded as increase to common stock with a corresponding decrease in current taxes payable.

Stock-based compensation and excess tax benefits on exercised options are shown below.

	Three months ended			Six months ended
(in thousands - unaudited)	June 30, 2008	March 31, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Stock-based compensation	$108	$120	$133	$228	$255
(Deficient) Excess tax benefits on exercised options	$(22)	$81	$126	$59	$724

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

Page - 13

BANK OF MARIN BANCORP

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

The contract amount of loan commitments not reflected on the statement of condition was $241.9 million at June 30, 2008 at rates ranging from 3.93% to 10.00%.  This amount included $139.1 million under commercial lines of credit (these commitments are contingent upon customers maintaining specific credit standards), $63.1 million under revolving home equity lines and $33.4 million under undisbursed construction loans. The Bank has set aside an allowance for losses in the amount of $484 thousand for these commitments, which is recorded in "interest payable and other liabilities."

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

The interest rate swaps are carried on the balance sheet at their fair value in other assets (when the fair value is positive) or in other liabilities (when the fair value is negative). The changes in fair value of swap using the shortcut accounting treatment is recorded in other non-interest income, while changes in fair value of the swap using non-short cut accounting is recorded in interest income ..  The unrealized gain or loss in market value of the hedged fixed-rate loan is recorded as adjustment to the hedged loan and offset in other non-interest income (for shortcut accounting treatment) or interest income (for non-short cut accounting treatment).

During the third quarter of 2007, the Bank’s forward swap was designated to offset the change in fair value of a loan originated during the period. The fair value of the related yield maintenance agreement totaling $69 thousand at the date of designation, recorded in other assets, is being amortized to interest income using the effective yield method over the life of the loan.

The two interest rate swaps held by the Bank are scheduled to mature in June of 2020 and June of 2022.  Information on the Bank’s derivatives follows:

Page - 14

BANK OF MARIN BANCORP

(in thousands)	Fair Value Swap (Shortcut Accounting Treatment)	Fair Value Swap (Non-shortcut Accounting Treatment)	Yield Maintenance Agreement
At June 30, 2008:
Notional or contractual amount	$7,024	$7,968	$	---
Credit risk amount (1)	---	---		---
Estimated net fair value	(79)	(592)		53

At December 31, 2007:
Notional or contractual amount	$7,201	$8,134	$	---
Credit risk amount (1)	---	---		---
Estimated net fair value	(44)	(603)		62

	Three months ended				Six months ended
	June 30, 2008	March 31, 2008		June 30, 2007	June 30, 2008	June 30, 2007
Fair Value Swap (Shortcut Accounting Treatment):
Weighted average pay rate	4.59%		4.59%	4.59%	4.59%	4.59%
Weighted average receive rate	2.68%		3.73%	5.32%	3.20%	5.32%

Fair Value Swap
(Non-Shortcut Accounting Treatment):
Weighted average pay rate	5.54%		5.54%	5.54%	5.54%	5.54%
Weighted average receive rate	2.67%		3.68%	5.32%	3.17%	5.32%

Yield maintenance agreement
Weighted average receive rate (2)	5.15%		5.15%	5.15%	5.15%	5.15%

Gain (loss) on designated and undesignated interest rate contracts	$665		$(689)	$482	$(24)	$484
Increase (decrease) in value of designated loans and yield maintenance agreement qualifying as derivatives	(667)		689	(483)	22	(485)
Net loss on derivatives used to hedge loans recorded in income	$(2)	$	---	$(1)	$(2)	$(1)

1
Credit risk represents the amount of unrealized gain included in derivative assets which is subject to counterparty credit risk. It reflects the effect of master netting agreements and includes credit risk on  virtual derivatives.

2
Tax equivalent yield equals 8.44%, 8.45%, and 8.26% for three months ended June 30, 2008, March 31, 2008, and June 30, 2007, respectively; 8.44% and 8.26% for the six months ended June 30, 2008 and 2007, respectively.

Note 9: Transactions with Visa Inc.

As a member bank of Visa Inc., the Bank holds 16,939 shares of Visa Inc. Class B common stock at a zero cost basis.  In connection with Visa Inc.’s initial public offering (IPO) on March 19, 2008, the Bank recognized a $457 thousand gain on the mandatory redemption of 10,677 shares of Class B common stock representing the difference between the cash proceeds received and the zero carrying basis of the stock redeemed. The remaining shares owned by the Bank cannot be converted into Class A (voting) shares until the later of the third anniversary of the IPO or the final resolution of the covered litigation described below.

The Bank recorded a liability of $242 thousand in the fourth quarter of 2007 to cover its potential indemnification obligations to Visa, Inc. The obligations arose in connection with the Bank’s proportionate share of certain litigation indemnifications provided to Visa U.S.A. by its member banks prior to Visa U.S.A.’s merger into Visa Inc. In March of 2008, the Bank reversed this liability because, subsequent to Visa Inc.’s IPO, Visa, Inc. established an escrow account from which it plans to pay any potential settlements.

Page - 15

BANK OF MARIN BANCORP

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In the following pages, Management discusses its analysis of the financial condition and results of operations for the second quarter of 2008 compared to the second quarter of 2007 and to the prior quarter (first quarter of 2008). This discussion should be read in conjunction with the related financial statements and with the audited financial statements and accompanying notes included in the Bank of Marin Bancorp’s 2007 Annual Report.  Average balances, including balances used in calculating certain financial ratios, are generally comprised of average daily balances.

Holding Company

On May 8, 2007, Bank of Marin stockholders approved the formation of a bank holding company.  On July 1, 2007, the holding company, Bank of Marin Bancorp, acquired Bank of Marin as its wholly owned subsidiary. The holding company is expected to provide flexibility in meeting the financing needs of the Bank and in responding to evolving changes in the banking and financial services industries.

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

Forward-looking statements are based on management's current expectations regarding economic, legislative, and regulatory issues that may impact Bancorp’s earnings in future periods. A number of factors - many of which are beyond management’s control - could cause future results to vary materially from current management expectations. Such factors include, but are not limited to, general economic conditions, changes in interest rates, deposit flows, real estate values and competition; changes in accounting principles, policies or guidelines; changes in legislation or regulation; and other economic, competitive, governmental, regulatory and technological factors affecting Bancorp’s operations, pricing, products and services. These and other important factors are detailed in the Risk Factors section of Bancorp’s 2007 Form 10-K as filed with the SEC, copies of which are available from Bancorp at no charge, and in the Risk Factors noted in Part II, Item 1A of this report . Forward-looking statements speak only as of the date they are made. Bancorp does not undertake to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made or to reflect the occurrence of unanticipated events.

Critical Accounting Policies

Critical accounting policies are those that are both most important to the portrayal of Bancorp’s financial condition and results of operations and require management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.
Page - 16

BANK OF MARIN BANCORP

Management has determined the following four accounting policies to be critical: Allowance for Loan Losses, Share-Based Payment, Accounting for Income Taxes and Fair Value Option for Financial Assets and Liabilities.

Allowance for Loan Losses

Allowance for loan losses is based upon estimates of loan losses and is maintained at a level considered adequate to provide for probable losses inherent in the outstanding loan portfolio. The allowance is increased by provisions charged to expense and reduced by net charge-offs.  In periodic evaluations of the adequacy of the allowance balance, management considers the Bank's past loan loss experience by type of credit, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, current economic conditions and other factors. The Bank formally assesses the adequacy of the allowance for loan losses on a quarterly basis. These assessments include the periodic re-grading of loans based on changes in their individual credit characteristics including delinquency, seasoning, recent financial performance of the borrower, economic factors, changes in the interest rate environment, and other factors as warranted. Loans are initially graded when originated. They are reviewed as they are renewed, when there is a new loan to the same borrower and/or when identified facts demonstrate heightened risk of default. Review of larger problem loans occurs at least quarterly.

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

Share-Based Payment

On January 1, 2006, the Bank adopted the provisions of SFAS No.123R, “Share-Based Payment,” which requires that all share-based payments, including stock options and nonvested restricted common shares, be recognized as an expense in the income statement based on the grant-date fair value of the award with a corresponding increase to common stock.

The Bank determines fair value of stock options at grant date using the Black-Scholes pricing model that takes into account the stock price at the grant date, the exercise price, the expected dividend yield, stock price volatility and the risk-free interest rate over the expected life of the option. The Black-Scholes model requires the input of highly subjective assumptions including the expected life of the stock-based award and stock price volatility.  The estimates used in the model involve inherent uncertainties and the application of management judgment.  As a result, if other assumptions had been used, the Bank’s recorded stock-based compensation expense could have been materially different from that reflected in these financial statements. The fair value of nonvested restricted common shares generally equals the stock price at grant date.  In addition, the Bank is required to estimate the expected forfeiture rate and only recognize expense for those share-based awards expected to vest.  If the Bank’s actual forfeiture rate is materially different from the estimate, the share-based compensation expense could be materially different.  For additional discussion of SFAS No.123R, see Note 5 of the Notes to Financial Statements.

Accounting for Income Taxes

Income taxes reported in the financial statements are computed based on an asset and liability approach in accordance with FASB Statement No. 109, “Accounting for Income Taxes.”(FASB No. 109). Bancorp recognizes the amount of taxes payable or refundable for the current year, and deferred tax assets and liabilities for the expected future tax consequences that have been recognized in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Bancorp records net deferred tax assets to the extent it is more likely than not that they will be realized.  In evaluating Bancorp’s ability to recover the deferred tax assets, management considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations.  In projecting future taxable income, management develops assumptions including the amount of future state and federal pretax operating income, the reversal of temporary differences, and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates being used to manage the underlying business. Bancorp files consolidated federal and combined state income tax returns.

Page - 17

BANK OF MARIN BANCORP

Effective January 1, 2007, Bancorp adopted the provisions of FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109,” which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB No. 109. FIN 48 establishes a “more-likely-than-not” recognition threshold that must be met before a tax benefit can be recognized in the financial statements. For tax positions that meet the more-likely-than-not threshold, an enterprise may recognize only the largest amount of tax benefit that is greater than fifty percent likely of being realized upon ultimate settlement with the taxing authority. Management believed that there were no tax positions that did not meet the more-likely-than-not recognition threshold; therefore, there were no adjustments to retained earnings as a consequence of adopting FIN No. 48 and no subsequent adjustments to the provision for income taxes related to FIN 48.  To the extent tax authorities disagree with these tax positions, the Bank’s and Bancorp’s effective tax rates could be materially affected in the period of settlement with the taxing authorities.

Fair Value Option for Financial Assets and Financial Liabilities and Fair Value Measurements

Effective January 1, 2007, the Bank elected early adoption of FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” and FASB Statement No. 157, “Fair Value Measurements” and elected the fair value option for its indirect auto loan portfolio, which was subsequently sold. The changes in fair value of the portfolio after the initial adoption at each balance sheet date were recorded through earnings prior to the sale on June 5, 2007. The Bank determined fair value at January 1, 2007 and March 31, 2007 based on certain criteria including weighted average interest rate, remaining term and FICO credit score. The expected cash flows were discounted using Treasury rates and a spread above the Treasury rate was applied based on recent sales of similar assets. The assumptions represented management’s best estimates, but these estimates involved inherent uncertainties and the application of management’s judgment. As a result, if other assumptions had been used, the Bank’s recorded unrealized gain in the first quarter of 2007 could have been materially different from that reflected in these financial statements.

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

The Bank has established and documented a process for determining fair value. For detailed information on the Bank’s use of fair valuation of financial instruments and our related valuation methodologies, see Note 3 to the consolidated financial statements in this Form 10-Q.

Executive Summary

In the first half of 2008, the Bank experienced loan growth of $75 million, an increase of over 10.3%, without compromising its high standards of underwriting.  During the same period, deposits, exclusive of the $53 million short-term deposit placed with the Bank over the 2007 year-end, increased $19.5 million, or 2.5%. Overnight borrowing and Federal Home Loan Bank (FHLB) borrowings increased $46.8 million to fund the loan growth.  In the current economic environment, the Bank has experienced intense competition for deposits. This is primarily due to a combination of businesses and consumers having less funds to deposit and higher deposit rates offered by competitors in order to maintain their funding base. During this time, the Bank has maintained a rational approach to retaining relationship deposits without seeking deposits that are solely rate sensitive.

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

Page - 18

BANK OF MARIN BANCORP

Management anticipates that cash and cash equivalents on hand, deposits and borrowing capacity will provide adequate liquidity for its operating, investing and financing needs and its regulatory liquidity requirements for the foreseeable future.

A combination of lower deposit and borrowing rates and a shift in interest-earning assets from Federal funds sold to higher-yielding loans contributed to a net income increase of over thirteen percent in the six months ended June 30, 2008 compared to the six months ended June 30, 2007. At June 30, 2007, Federal funds sold included reinvestment of the proceeds from the sale of the Bank’s $77 million indirect auto loan portfolio in the second quarter of 2007.

Beginning in August 2007 and continuing through April 2008, the Federal Reserve lowered its target interest rate by 325 basis points, resulting in lower offered deposit rates by the Bank, improving the Bank’s net interest margin along with the reinvestment of loan sale proceeds into higher-yielding relationship loans. Loan yields did not fall as dramatically since the yield on fixed-rate loans, which comprise about half of the loan portfolio, remained relatively unchanged. The largest factors likely to affect the Bank’s net interest margin in the remainder of 2008 will be the volume of loan demand, and the level to which the Bank responds to competitive pricing on loans and deposits in its market, which will, in turn, be influenced by the Bank’s liquidity level, as well as the repricing of variable rate loans.

In the first half of 2008, the Bank recorded a non-recurring pre-tax gain of $457 thousand related to the mandatory redemption of shares in Visa, Inc. and the reversal of a $242 thousand pre-tax charge for the potential obligation to Visa Inc. in connection with certain indemnifications provided to Visa Inc. by Visa member banks. In the first half of 2007, the Bank recorded a non-recurring pre-tax gain of $710 thousand on the sale of the indirect auto portfolio.

As part of its conservative management practices, the Bank has not participated in subprime lending nor does it hold investment securities backed by subprime loans.  The Bank does not hold common or preferred stock of either the Federal National Mortgage Association (Fannie Mae) or the Federal Home Loan Mortgage Corporation (Freddie Mac), which have recently come under financial pressure.

Bancorp’s most recent share repurchase program began in November 2007 under which repurchases up to $5 million were approved by the Board of Directors. In the first half of 2008, 58,609 shares were repurchased under the program for $1.7 million, including commissions.  Approximately $1.8 million is remaining under this repurchase plan as of June 30, 2008.  Management uses share repurchase programs to utilize excess capital and to enhance earnings per share. Bancorp has maintained its strong capital position, with total risk-based capital of 11.8% at June 30, 2008.

Page - 19

BANK OF MARIN BANCORP

RESULTS OF OPERATIONS

Overview

Highlights of the financial results are presented in the following table:

	As of and for the three months ended			As of and for the six months ended
(dollars in thousands except per share data)	June 30, 2008	March 31, 2008	June 30, 2007	June 30, 2008	June 30, 2007
For the period:
Net income	$3,386	$3,276	$2,903	$6,662	$5,877
Net income per share
Basic	0.66	0.64	0.56	1.30	1.13
Diluted	0.65	0.63	0.54	1.27	1.09
Return on average equity	14.73%	14.63%	13.90%	14.68%	14.13%
Return on average assets	1.48%	1.48%	1.32%	1.48%	1.36%
Cash dividend payout ratio	21.21%	21.88%	23.21%	21.54%	22.12%
Efficiency ratio	54.14%	53.89%	59.22%	54.01%	58.69%
At period end:
Book value per share	$18.00	$17.68	$16.21	$18.00	$16.21
Total assets	$952,539	$919,839	$890,377	$952,539	$890,377
Total loans, gross	$799,510	$769,530	$653,924	$799,5100	$653,9240
Total deposits	$801,220	$760,162	$776,477	$801,220	$776,477
Loan-to-deposit ratio	99.8%	101.2%	84.2%	99.8%	84.2%

Net Interest Income

Net interest income is the difference between the interest earned on loans, investments and other interest-earning assets and the interest expense on deposits and other interest-bearing liabilities. Net interest income is impacted by changes in general market interest rates and by changes in the amounts and composition of interest-earning assets and interest-bearing liabilities. The table below indicates net interest income, net interest margin, and net interest rate spread for each period presented. Net interest margin is expressed as net interest income divided by average interest-earning assets. Net interest rate spread is the difference between the average rate earned on total interest-earning assets and the average rate incurred on total interest-bearing liabilities. Both of these measures are reported on a taxable-equivalent basis.  Net interest margin is higher than net interest rate spread because it reflects interest income earned on assets funded with non-interest-bearing sources of funds, which include demand deposits and stockholders’ equity.

Interest rate changes can create fluctuations in the net interest margin due to an imbalance in the timing of repricing or maturity of assets or liabilities. Interest rate risk exposure is managed with the goal of minimizing the impact of interest rate volatility on the net interest margin.

The following table, Distribution of Average Statements of Condition and Analysis of Net Interest Income, compares interest income and interest-earning assets with interest expense and interest-bearing liabilities for the periods presented. The tables also indicate net interest income, net interest margin and net interest rate spread for each period presented.

Page - 20

BANK OF MARIN BANCORP

Distribution of Average Statements of Condition and Analysis of Net Interest Income

	Three months ended			Three months ended			Three months ended
	June 30, 2008			March 31, 2008			June 30, 2007
(in thousands)	Average Balance	Interest Income/ Expense (1)	Yield/ Rate (1)	Average Balance	Interest Income/ Expense (1)	Yield/ Rate (1)	Average Balance	Interest Income/ Expense (1)	Yield/ Rate (1)
Assets
Federal funds sold	$208	$1	2.23%	$11,156	$112	4.02%	$31,739	$415	5.24%
Investment securities
U.S. Government agencies	71,206	882	4.98%	73,108	867	4.77%	68,916	809	4.71%
Other	5,906	78	5.39%	7,444	89	4.82%	7,567	123	6.56%
Municipal bonds	19,607	261	5.34%	16,866	225	5.36%	12,201	148	4.84%
Loans and banker's acceptances (2)	776,821	13,400	6.94%	735,888	13,312	7.28%	711,502	13,981	7.88%
Total interest-earning assets	873,748	14,622	6.73%	844,462	14,605	6.96%	831,925	15,476	7.46%
Cash and due from banks	22,048			21,531			25,078
Bank premises and equipment, net	8,377			7,866			8,303
Interest receivable and other assets, net	17,016			16,332			16,564
Total assets	$921,189			$890,191			$881,870
Liabilities and Stockholders' Equity
Interest-bearing transaction accounts	$77,812	$96	0.50%	$78,527	$88	0.45%	$76,969	$74	0.39%
Savings and money market accounts	400,627	1,583	1.59%	407,890	2,191	2.16%	405,754	3,778	3.73%
Time accounts	82,894	654	3.18%	81,948	751	3.69%	87,123	882	4.06%
Purchased funds	43,371	234	2.17%	21,041	130	2.47%	11,603	126	4.35%
Borrowed funds	5,000	68	5.40%	5,000	91	7.23%	5,000	101	8.04%
Total interest-bearing liabilities	609,704	2,635	1.74%	594,406	3,251	2.20%	586,449	4,961	3.39%
Demand accounts	211,193			198,503			205,394
Interest payable and other liabilities	7,857			7,210			6,263
Stockholders' equity	92,435			90,072			83,764
Total liabilities & stockholders' equity	$921,189			$890,191			$881,870

Net interest income		$11,987			$11,354			$10,515
Net interest margin			5.52%			5.41%			5.07%
Net interest rate spread			4.99%			4.76%			4.07%

	Six months ended			Six months ended
	June 30, 2008			June 30, 2007
(in thousands)	Average Balance	Interest Income/ Expense (1)	Yield/ Rate (1)	Average Balance	Interest Income/ Expense (1)	Yield/ Rate (1)
Assets
Federal funds sold	$5,682	$113	3.99%	$16,017	$417	5.25%
Investment securities
U.S. Treasury securities	---	---	---	638	8	2.42%
U.S. Government agencies	72,157	1,749	4.87%	68,894	1,651	4.83%
Other	6,675	167	5.07%	7,779	221	5.76%
Municipal bonds	18,237	485	5.35%	12,524	305	4.91%
Loans and banker's acceptances (2)	756,354	26,712	7.10%	717,025	27,785	7.81%
Total interest-earning assets	859,105	29,226	6.84%	822,877	30,387	7.45%
Cash and due from banks	21,790			26,121
Bank premises and equipment, net	8,121			8,340
Interest receivable and other assets, net	16,674			16,638
Total assets	$905,690			$873,976

Liabilities and Stockholders' Equity
Interest-bearing transaction accounts	$78,169	$184	0.47%	$75,895	$151	0.40%
Savings and money market accounts	404,259	3,774	1.88%	391,444	7,170	3.69%
Time accounts	82,421	1,405	3.43%	87,564	1,751	4.03%
Purchased funds	32,206	363	2.27%	23,269	564	4.89%
Borrowed funds	5,000	160	6.31%	5,000	200	8.00%
Total interest-bearing liabilities	602,055	5,886	1.97%	583,172	9,836	3.40%
Demand accounts	204,848			200,669
Interest payable and other liabilities	7,534			6,248
Stockholders' equity	91,253			83,887
Total liabilities & stockholders' equity	$905,690			$873,976

Net interest income		$23,340			$20,551
Net interest margin			5.46%			5.04%
Net interest rate spread			4.87%			4.05%

(1)	Yields and interest income are presented on a taxable-equivalent basis using the Federal statutory rate of 35 percent.
(2)
Average balances on loans outstanding include non-performing loans, if any. The amortized portion of net loan origination fees (costs) is included in interest income on loans, representing an adjustment to the yield.

Second Quarter 2008 Compared to Second Quarter 2007

The tax-equivalent net interest margin increased to 5.52% in the second quarter of 2008, up 45 basis points from the second quarter of 2007. Sharply lower rates on deposits, purchased funds and borrowed funds were only partially offset by lower loan yields. The drop of 100 basis points in the Federal funds target rate in the latter part of 2007 and 225 basis points in the first half of 2008 resulted in lower offered rates on deposits and lower borrowing rates, favorably impacting the net interest margin. In the second quarter of 2008 compared to the second quarter of 2007, the improvement in the margin was enhanced by a shift in the mix of interest-earning assets from Fed funds sold to loans and a higher mix of demand deposits, partially offset by an elevated concentration of higher-costing purchased funds.

Page - 21

BANK OF MARIN BANCORP

Total average interest-earning assets increased $41.8 million, or 5.0%, in the second quarter of 2008 compared to the second quarter of 2007. The increase primarily relates to loan growth of $65.3 million and higher investment securities of $8.0 million, partially offset by a decline of $31.5 million in Federal funds sold.  Federal funds sold declined as the proceeds from the sale of the indirect auto loan portfolio in the second quarter of 2007, which were initially invested in Federal funds sold, were reinvested in loans.

The yield on the loan portfolio, which comprised 88.9% and 85.5% of average interest-earning assets in the quarters ended June 30, 2008 and June 30, 2007, respectively, decreased 94 basis points in the second quarter of 2008 over the comparable period a year ago due to the repricing of variable-rate loans and new loans at lower market rates, as well as maturities and pay downs of loans with higher yields. The average yield on interest-earning assets decreased 73 basis points in the second quarter of 2008 compared to the second quarter in 2007.  The decline in yield on loans was partially offset by increased yields on agency securities and municipal bonds.

In the quarter ended June 30, 2008, the yield on the portfolio of agency securities increased 27 basis points from the same quarter a year ago. Agency securities comprised 8.1% and 8.3% of average interest-earning assets in those periods, respectively. These securities generally have shorter lives than other securities in the portfolio and will mature or be called more quickly. The increase in yield on agency securities in the periods primarily relates to the maturity of lower-yielding securities. The yield on municipal bond securities, which comprised 2.2% or less of interest-earning assets in each of the two quarters presented, increased 50 basis points from the same quarter a year ago. The increase relates to the purchase of municipal bonds at higher market rates than those maturing. In 2008, higher rates on new municipal bonds resulted from reduced market demand due to growing concern over the stability of certain companies that insure municipal bonds. At the same time, investor demand moved toward safer treasury securities in volatile market conditions. These market conditions required some municipalities to offer higher rates to attract investors.

The average balance of interest-bearing liabilities increased $23.3 million, or 4.0%, in the second quarter of 2008 compared to the same period a year ago. A $31.8 million increase in purchased funds to fund loan growth was partially offset by a decrease of $5.1 million in savings and money market accounts and $4.2 million in time accounts. The decline in interest-bearing deposits compared to the second quarter in 2007 reflects general economic conditions affecting customers and increased competition including both bank and non-bank financial institutions.

The rate on interest-bearing liabilities decreased 165 basis points in the second quarter of 2008 over the same quarter a year ago. The overall cost of liabilities is affected by offered rates and the mix of deposits and other interest-bearing liabilities. In the second quarter of 2008, the rate on savings and money market accounts decreased 214 basis points compared to the same quarter a year ago and the rate on time deposits decreased 88 basis points in the same comparable period.  The decreases reflected sharply declining market rates. The rate on purchased funds decreased 218 basis points in the second quarter of 2008 compared to the same quarter last year reflecting the decline in the Federal funds target rate. The rate on borrowed funds decreased 264 basis points due a decline in the LIBOR rate, to which the borrowing is indexed.

In the second quarter of 2008, the average balance of demand deposits, on which no interest is paid, increased to 27.3% of average deposits, up from 26.5% in the same quarter a year ago.  Savings and money market accounts decreased to 51.9% of average balance of deposits in the second quarter of 2008, down from 52.3% in the second quarter of 2007, time deposits decreased to 10.7% of average balance of deposits from 11.2%, and interest-bearing transaction accounts increased to 10.1% from 9.9% in the same period. The increase in the proportion of demand deposits contributed to the lower cost of funds.

Second Quarter of 2008 Compared to First Quarter of 2008

The tax equivalent net interest margin increased to 5.52% in the second quarter of 2008, up 11 basis points from the prior quarter. The rapid 200 basis point decline in the Federal funds target rate in the first quarter of 2008 eased to a 25 basis point decline in the second quarter.

Page - 22

BANK OF MARIN BANCORP

Total average interest-earning assets increased $29.3 million, or 3.5%, in the second quarter of 2008 compared to the prior quarter. The increase primarily relates to $40.9 million loan growth, partially offset by a decline of $10.9 million in Fed funds sold.

The yield on the loan portfolio, which comprised 88.9% and 87.1% of average interest-earning assets in the quarters ended June 30, 2008 and March 31, 2008, respectively, decreased 34 basis points in the quarter ended June 30, 2008 over the prior quarter.  The average yield on total interest-earning assets decreased 23 basis points in the same comparable period.  The decline in loan yields due to the re-pricing of variable-rate loans and new loans at lower market rates was partially offset by the favorable effect on yield due to a shift in the mix of interest-earning assets from Fed funds sold to loans and higher yields on agency securities and other investments.

The average balance of interest-bearing liabilities increased $15.3 million, or 2.6%, in the second quarter of 2008 compared to the prior quarter.  An increase of $22.3 million in purchased funds to fund loan growth was partially offset by a decrease of $7.3 million in savings and money market accounts. The decline in savings and money market accounts reflects general economic conditions affecting customers and increased competition, including both bank and non-bank financial institutions. In the second quarter of 2008, interest-bearing transaction accounts and time accounts remained fairly consistent with the prior quarter.

The rate on interest-bearing liabilities decreased 46 basis points in the second quarter of 2008 compared to the prior quarter, reflecting generally declining market rates.

In the second quarter of 2008, demand deposits, on which no interest is paid, increased to 27.3% of average deposits, up from 25.9% in the prior quarter.  Savings and money market accounts decreased to 51.9% of average deposits in the second quarter of 2008, down from 53.2% in the first quarter of 2008, while the proportion of time deposits remained unchanged at 10.7% and interest-bearing transaction accounts declined slightly to 10.1% from 10.2%. The increase in the proportion of demand deposits in addition to the rate reductions discussed above, contributed to the lower cost of funds.

Six Months 2008 Compared to Six Months 2007

The tax-equivalent net interest margin increased to 5.46% in the first six months of 2008, up 42 basis points from the first six months of 2007. Lower rates on deposits and purchased and borrowed funds were only partially offset by lower loan and securities yields.

Average interest-earning assets increased $36.2 million, or 4.4%, in the first half of 2008 compared to the first half of 2007.  The increase primarily relates to loan growth of $39.3 million, partially offset by a $10.3 million decline in Federal funds sold. Federal funds sold declined as the proceeds from the sale of the indirect auto portfolio in the second quarter of 2007, which were initially invested in Federal funds, were reinvested in loans.

The yield on the loan portfolio, which comprised 88.0% and 87.1% of average earning assets in the six-months ended June 30, 2008 and June 30, 2007, respectively, decreased 71 basis points in the first half of 2008 compared to the first half of 2007 due to the repricing of variable rate loans and new loans at lower market rates, as well as maturities and pay downs of higher yielding loans.

In the six months ended June 30, 2008, the yield on the portfolio of agency securities remained fairly consistent with the yield a year ago, and agency securities comprised 8.4% of interest-earning assets in both periods. The yield on municipal bonds, which comprised approximately 2.1% of interest-earning assets in the six months ended June 30, 2008 and 2007, increased 44 basis points in the six months ended June 30, 2008 compared to the same period in 2007 due to higher rates offered by municipalities as discussed earlier.

The average balance of interest-bearing liabilities increased $18.9 million, or 3.2%, in the first half of 2008 compared to the first half of 2007.  An increase in savings and money market accounts of $12.8 million and purchased funds of $8.9 million were partially offset by a decline of $5.1 million in time deposits.

Page - 23

BANK OF MARIN BANCORP

The rate on interest-bearing liabilities decreased 143 basis points in the six months ended June 30, 2008 compared to the six months ended June 30, 2007, reflecting generally declining market rates.  The rate on savings and money market accounts decreased 181 basis points in the six months ended June 30, 2008 compared to the six months ended June 30, 2007. The rate on time deposits declined only 60 basis points in the same comparable period since time deposits have longer maturities and the rates on customer accounts change less frequently. The rate on purchased funds declined 262 basis points, primarily due to declines in the target Federal funds rate. The rate on borrowed funds declined 169 basis points due to a decline in LIBOR,  to which the borrowing rate is indexed.

The mix of deposits was relatively unchanged  in the six-month period ended June 30, 2008 compared to the same period a year ago.

Provision for Loan Losses

The Bank formally assesses the adequacy of the allowance for loan losses on a quarterly basis.  The Bank provides, as an expense, an amount to bring the allowance for loan losses to a level to provide adequate coverage for probable loan losses. The adequacy of the allowance for loan losses is evaluated based on several factors, including growth of the loan portfolio, analysis of probable losses in the portfolio and recent loss experience. Actual losses on loans are charged against the allowance, and the allowance is increased through the provision for loan losses charged to expense.  For further discussion, see sections captioned “Critical Accounting Policies.”

The Bank's provision for loan losses was $510 thousand in the second quarter of 2008 compared to $75 thousand in the second quarter of 2007, and $615 thousand in the first quarter of 2008.  During the first six months of 2008, the provision for loan losses totaled $1.1 million compared to $140 thousand in the first six months of 2007. The increases are mainly a result of the significant level of loan growth that the Bank experienced in 2007 and 2008. The allowance for loan losses as a percentage of loans totaled 1.07% at June 30, 2008, unchanged from March 31, 2008, and down one basis point from June 30, 2007.  Net charge-offs in the second quarter of 2008 totaled $154 thousand compared with $64 thousand in the second quarter of 2007, and $9 thousand net recoveries in the first quarter of 2008. Net charge-offs totaled $145 thousand in the first six months of 2008 compared to $62 thousand in the first six months of 2007.

Page - 24

BANK OF MARIN BANCORP

Non-interest Income

The table below details the components of non-interest income.

				June 30, 2008 compared		June 30, 2008 compared
				to March 31, 2008		to June 30, 2007
	Three months ended			Amount	Percent	Amount	Percent
	June 30,	March 31,	June 30,	Increase	Increase	Increase	Increase
(dollars in thousands)	2008	2008	2007	(Decrease)	(Decrease)	(Decrease)	(Decrease)

Service charges on deposit accounts	$430	$406	$321	$24	5.9%	$109	34.0%
Wealth Management Services	310	336	298	(26)	(7.7%)	12	4.0%
Unrealized gain on indirect auto portfolio	---	---	190	---	---	(190)	NM
Net gain on redemption of shares in Visa, Inc	---	457	---	(457)	NM	---	NM
Other non-interest income
Earnings on Bank-owned life insurance	151	147	144	4	2.7%	7	4.9%
Customer banking fees and other charges	116	94	155	22	23.4%	(39)	(25.2%)
Other income	272	262	285	10	3.8%	(13)	(4.6%)
Total other non-interest income	539	503	584	36	7.2%	(45)	(7.7%)
Total non-interest income	$1,279	$1,702	$1,393	$(423)	(24.9%)	$(114)	(8.2%)

NM-Not Meaningful

	Six months ended		Amount	Percent
	June 30,	June 30,	Increase	Increase
(dollars in thousands)	2008	2007	(Decrease)	(Decrease)

Service charges on deposit accounts	$836	$569	$267	46.9%
Wealth Management Services	646	573	73	12.7%
Unrealized gain on indirect auto portfolio	---	710	(710)	NM
Net gain on redemption of shares in Visa, Inc	457	---	457	NM
Other non-interest income
Earnings on Bank-owned life insurance	297	283	14	4.9%
Customer banking fees and other charges	210	275	(65)	(23.6%)
Other income	535	491	44	9.0%
Total other non-interest income	1,042	1,049	(7)	(0.7%)
Total non-interest income	$2,981	$2,901	$80	2.8%

NM - Not Meaningful

Page - 25

BANK OF MARIN BANCORP

Non-interest income for the second quarter of 2008 decreased $114 thousand, or 8.2%, as compared to the second quarter of 2007 and decreased $423 thousand, or 24.9%, compared to the prior quarter. The first quarter of 2008 included a net gain of $457 thousand on the mandatory redemption of a portion of the Bank’s shares of Visa, Inc, which became a public company through its initial public offering on March 19, 2008.  The second quarter of 2007 included a $190 thousand unrealized gain on the indirect auto portfolio.  Excluding these gains, non-interest income in the second quarter of 2008 increased by 6.3% from the same quarter a year ago and increased by 2.7% when compared to the prior quarter.

Service charges on deposit accounts increased $109 thousand, or 34.0%, from the comparable quarter a year ago and increased $24 thousand, or 5.9%, from the preceding quarter. These increases are primarily attributable to an increase in fees from the Bank’s business analysis accounts, primarily reflecting a reduced earnings income credit, and growth in number of customers and services provided, as well as an increase in the volume of fees on checks drawn against insufficient funds.  Wealth Management Services (WMS) income increased $12 thousand, or 4.0%, from the second quarter of 2007, reflecting an increase in assets under management and market appreciation, and decreased $26 thousand, or 7.7%, from the prior quarter,  due to market depreciation. Other non-interest income decreased $45 thousand, or 7.7%, from the second quarter of 2007 and increased $36 thousand, or 7.2%, from the prior quarter. The decrease from the same quarter a year ago is primarily due to a decrease in remote deposit capture fees (which are run through account analysis), reverse mortgage fees (this business was exited May 1, 2008) and mortgage fees.  The increase compared to the prior quarter relates to an increase in miscellaneous income (due to interest the Bank received on amended tax returns) and higher fees (which included Visa, Visa debit and remote capture), partially offset by lower reverse mortgage fees, as the Bank exited that business on May 1, 2008.

Non-interest income totaled $3.0 million for the first six months of 2008, an increase of $80 thousand, or 2.8%, from the first six months of 2007. The adoption of SFAS No. 159 and the subsequent sale of the indirect auto loan portfolio generated a net gain in the first six months of 2007 of $710 thousand and, in the first six months of 2008, the sale of shares of Visa Inc. generated a net gain of $457 thousand. Excluding these gains, non-interest income in the first six months of 2008 increased 15.2% from the comparable period a year ago. The net gain on sale of the auto portfolio is comprised of $520 thousand recorded in the first quarter of 2007 representing the change in the fair value of the portfolio during the quarter, plus a net gain recorded in the second quarter representing the pre-tax gain on the sale totaling $489 thousand based on actual proceeds, net of selling expenses of $299 thousand, including commissions, legal fees and conversion costs. The $457 thousand gain recorded in the first quarter of 2008 represents the mandatory redemption of a portion of the Bank’s shares of Visa, Inc.

Service charges on deposit accounts in the first six months of 2008 increased $267 thousand, or 46.9%, compared to the first six months of 2007 and is primarily attributable to an increase effective April 1, 2007, in the fees the Bank charges for checks drawn against insufficient funds, combined with higher volume, as well as reduced earnings credits provided to certain customer accounts. WMS income totaled $646 thousand during the first six months of 2008, an increase of $73 thousand, or 12.7%, compared to the same period in 2007, primarily reflecting new assets under management.  Other income for the first six months of 2008 totaled $1.0 million and reflected lower remote deposit capture fees, substantially offset by higher miscellaneous income (due to interest the Bank received in the second-quarter of 2008 on amended tax returns) and BOLI income.

Page - 26

BANK OF MARIN BANCORP

Non-interest Expense

The table below details the components of non-interest expense.

				June 30, 2008 compared		June 30, 2008 compared
				to March 31, 2008		to June 30, 2007
	Three months ended			Amount	Percent	Amount	Percent
	June 30,	March 31,	June 30,	Increase	Increase	Increase	Increase
(dollars in thousands)	2008	2008	2007	(Decrease)	(Decrease)	(Decrease)	(Decrease)
Salaries and related benefits	$4,035	$4,158	$4,163	$(123)	(3.0%)	$(128)	(3.1%)
Occupancy and equipment	793	768	729	25	3.3%	64	8.8%
Depreciation & amortization	327	318	310	9	2.8%	17	5.5%
Data processing fees	430	445	425	(15)	(3.4%)	5	1.2%
Professional services	419	406	384	13	3.2%	35	9.1%
Other non-interest expense
Advertising	87	102	108	(15)	(14.7%)	(21)	(19.4%)
Director expense	117	113	114	4	3.5%	3	2.6%
Other expense	932	691	797	241	34.9%	135	16.9%
Total other non-interest expense	1,136	906	1,019	230	25.4%	117	11.5%
Total non-interest expense	$7,140	$7,001	$7,030	$139	2.0%	$110	1.6%

	Six months ended		Amount	Percent
	June 30,	June 30,	Increase	Increase
(dollars in thousands)	2008	2007	(Decrease)	(Decrease)
Salaries and related benefits	$8,193	$8,126	$67	0.8%
Occupancy and equipment	1,561	1,439	122	8.5%
Depreciation & amortization	645	611	34	5.6%
Data processing fees	875	843	32	3.8%
Professional services	825	702	123	17.5%
Other non-interest expense
Advertising	189	170	19	11.2%
Director expense	230	225	5	2.2%
Other expense	1,623	1,603	20	1.2%
Total other non-interest expense	2,042	1,998	44	2.2%
Total non-interest expense	$14,141	$13,719	$422	3.1%

Non-interest expense for the second quarter of 2008 increased $110 thousand, or 1.6%, as compared to the second quarter of 2007, and increased by $139 thousand, or 2.0%, from the prior quarter.  Excluding the $242 thousand Visa litigation reversal discussed below, non interest expense for the second quarter of 2008 decreased by $103 thousand, or 1.4% from the prior quarter.

Salaries and benefits for the second quarter of 2008 decreased $128 thousand, or 3.1%, when compared to the second quarter of 2007 and decreased by $123 thousand, or 3.0%, when compared to the prior quarter. The decrease from the second quarter of 2007 primarily represents lower full-time equivalent employees (FTE), which totaled 187, 184 and 194 in June 2008, March 2008 and June 2007, respectively, and lower stock-based compensation. The decrease from the prior quarter reflects lower 401K/ESOP contributions, payroll taxes, and the capitalization of deferred loan costs as defined in SFAS No. 91 “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases.”  These decreases were partially offset by a higher bonus accrual.

Occupancy and equipment expenses increased $64 thousand, or 8.8%, from the second quarter of 2007 and increased $25 thousand, or 3.3% from prior quarter.  The increase from second quarter 2007 is primarily due to increases in premises rent, including a new branch facility and higher maintenance and repair costs.  The increase from the prior quarter primarily reflects higher maintenance and repair costs and annual rent increases.

Depreciation and amortization expenses for the second quarter of 2008 increased $17 thousand, or 5.5%, from the second quarter of 2007 and increased $9 thousand or 2.8% from the previous quarter.  These increases are primarily due to the remodeling of the San Rafael branch in the second quarter of 2008.

Page - 27

BANK OF MARIN BANCORP

Data processing expense for the second quarter of 2008 remained relatively unchanged when compared to the second quarter of 2007 and decreased $15 thousand, or 3.4%, compared to the previous quarter. This decrease primarily reflects a one time de-conversion fee, recorded in the first quarter of 2008, related to credit card customers.

Professional services for the second quarter of 2008 increased $35 thousand, or 9.1%, from the second quarter of 2007 and increased $13 thousand, or 3.2% from the first quarter of 2008. The increase in the second quarter compared to the prior quarter and the same quarter a year ago was mainly attributable to higher professional fees related to Bank initiatives.

Other non-interest expense for the second quarter of 2008 increased by $117 thousand, or 11.5% compared to the second quarter of 2007 and increased by $230 thousand, or 25.4%, from the first quarter of 2008. The increase from second quarter 2007 is primarily due to higher FDIC insurance (for an industry-wide FDIC assessment), other processing costs (due to increased correspondent bank analysis fees) and information technology (for new products and special projects), partially offset by lower miscellaneous expense.  The increase from the prior quarter reflects the reversal of a $242 thousand Visa litigation accrual for the potential obligation to Visa Inc. in connection with certain litigation indemnifications provided to Visa Inc. by Visa member banks.  Excluding this reversal, other non interest expense remained relatively unchanged when compared to the first quarter of 2008.

Non-interest expense totaled $14.1 million for the first six months of 2008, an increase of $422 thousand, or 3.1%, from the corresponding period of 2007. Salaries and benefits increased by $67 thousand, or 0.8%, primarily reflecting a higher bonus accrual, partially offset by lower salaries, due to lower FTE.  Occupancy and equipment expense increased by $122 thousand, or 8.5%, in the first six months of 2008 compared to the same period in 2007, mainly due to increases in premise rent, including a new branch facility. Depreciation and amortization increased by $34 thousand, or 5.6%.  This increase reflects the remodeling of the San Rafael and Northgate branches.  Data processing increased by $32 thousand, or 3.8%, which primarily reflects a one time de-conversion fee that was booked in the first six months of 2008. Professional services increased in the first six months of 2008 compared to the same period in the prior year by $123 thousand, or 17.5%, largely attributable to Bank initiatives.  Other non-interest expense increased by $44 thousand, or 2.2%.  Excluding the $242 thousand accrual reversal discussed above, in the first six months of 2008 other non-interest expense increased $286 thousand, or 14.3% when compared to that same time period last year.  The change reflects increases in FDIC insurance, information technology costs, and other processing costs.

Provision for Income Taxes

Bancorp reported a provision for income taxes of $2.2 million, $2.1 million, and $1.9 million for the quarters ended June 30, 2008, March 31, 2008, and June 30, 2007, respectively.  The effective tax rates were 38.9%, 39.1% and 39.1% for those same periods.  These provisions reflect accruals for taxes at the applicable rates for federal income and California franchise taxes based upon reported pre-tax income, and adjusted for the effects of all permanent differences between income for tax and financial reporting purposes (such as earnings on qualified municipal securities and certain life insurance products). Therefore, there are normal fluctuations in the effective rate from period to period based on the relationship of net permanent differences to income before tax. The Bank has not been subject to an alternative minimum tax (AMT).

Bancorp and the Bank have entered into a tax allocation agreement which provides that income taxes shall be allocated between the parties on a separate entity basis.  The intent of this agreement is that each member of the consolidated group will incur no greater tax liability than it would have incurred on a stand-alone basis.

FINANCIAL CONDITION

Summary

During the first six months of 2008, total assets increased $18.6 million to $952.5 million from December 31, 2007.  This increase in assets primarily reflects an increase in net loans of $73.7 million, offset by declines in Federal funds sold of $46.7 million and investment securities of $7.7 million. The decrease in Federal funds sold and related increase in borrowings of $46.8 million are attributable to the increase in loans as well as a decrease in deposits of $33.4 million. The decline in deposits reflects a $53.0 million deposit from one customer placed with the Bank in the last week of December 2007, which left the Bank in early January 2008.  As reflected in the table below, the increase in loans primarily reflects an increase in commercial real estate, residential and commercial loans.

Page - 28

BANK OF MARIN BANCORP
(Dollars in thousands)	June 30, 2008	December 31, 2007
Commercial loans	$132,049	$124,336
Real estate
Commercial owner-occupied	144,793	132,614
Commercial investor	288,806	257,127
Construction	101,815	97,153
Residential (a)	95,708	78,860
Installment and other consumer	36,339	34,788
Total loans	799,510	724,878
Allowance for loan losses	8,555	7,575
Total net loans	$790,955	$717,303

(a) The residential loan portfolio includes no sub-prime loans at June 30, 2008 and December 31, 2007.

The Bank's investment securities portfolio at June 30, 2008, consisting primarily of U.S. government agency securities, state and municipal securities, and corporate collateralized mortgage obligations (CMO’s), decreased $7.7 million or 7.7% from December 31, 2007, mainly due to reduction of corporate debt securities of $10 million from December 31, 2007. U.S. government agency securities, which made up 76.8% of the portfolio, decreased by $3.5 million. Corporate CMO‘s made up 2.1% of the portfolio and decreased by $518 thousand, while state and municipal securities, which represented 21.1% of the portfolio, increased by $6.3 million. Mortgage-backed securities in the portfolio totaled $58.3 million at June 30, 2008, which consisted of $8.0 million of pass-through securities issued by Federal National Mortgage Association (FNMA) and Federal Home Loan Mortgage Corporation (FHLMC), $48.3 million of CMO’s issued or guaranteed by FNMA, FHLMC, or Government National Mortgage Association (GNMA), and $2.0 million of corporate CMO’s. The Bank generally invests in mortgage-backed securities with collateral compositions reflecting low loan-to-values and/or borrowers with strong credit scores. Investment securities carried at $24.7 million and $20.7 million were pledged at June 30, 2008 and December 31, 2007, respectively.

Other assets include net deferred tax assets of $6.2 million and $5.1 million at June 30, 2008 and December 31, 2007, respectively. These deferred tax assets consist primarily of tax benefits expected to be realized in future periods related to temporary differences of allowance for loan losses, depreciation, net unrealized loss on securities available for sale and deferred compensation.  Management believes these assets to be realizable due to the Bank’s consistent record of earnings and the expectation that earnings will continue at a level adequate to realize such benefits.

During the first six months of 2008, total liabilities increased $13.9 million to $860.0 million.  The increase in total liabilities was primarily due to increases in overnight borrowings of $31.8 million and a 2.07% fixed-rate putable 10-year advance of $15.0 million from the FHLB. The increase in borrowings was partially offset by the decrease in deposits of $33.4 million, as discussed above.  The overall decrease in deposits was a result of an anticipated withdrawal in January 2008 of a $53.0 million short-term deposit, which had been placed with the Bank in December of 2007. Growth in deposits was positively impacted by the introduction of an on-balance sheet sweep account program in June of 2008, which allowed $29.7 million of customer deposits, which previously would have been swept off the balance sheet, to remain on the balance sheet at June 30, 2008.

Stockholders’ equity increased $4.8 million to $92.5 million during the first six months of 2008.  The increase in stockholders’ equity primarily reflects the Bank’s earnings of $6.7 million and the exercise of stock options (including the associated excess tax benefits) of $960 thousand, partially offset by the repurchase of the Bank’s common stock of $1.7 million and the payment of cash dividends of $1.4 million.

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

Page - 29

BANK OF MARIN BANCORP

Quantitative measures established by regulation to ensure capital adequacy require Bancorp and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk weighted assets and of Tier 1 capital to quarterly average assets.

The Bank’s and Bancorp’s capital adequacy ratios as of June 30, 2008 and December 31, 2007 are presented in the following table.   Capital ratios are reviewed by Management on a regular basis to ensure that capital exceeds the prescribed regulatory minimums and is adequate to meet the Bank’s anticipated future needs.  For all periods presented, the Bank’s ratios exceed the regulatory definition of “well capitalized” under the regulatory framework for prompt corrective action and Bancorp’s ratios exceed the required minimum ratios for capital adequacy purposes.

Capital Ratios for Bancorp (in thousands)	Actual Ratio			Ratio for Capital Adequacy Purposes
As of June 30, 2008	Amount	Ratio		Amount	Ratio
Total Capital (to risk-weighted assets)	$106,921	11.84%	≥	$72,218	≥	8.00%
Tier I Capital (to risk-weighted assets)	$92,882	10.29%	≥	$36,109	≥	4.00%
Tier I Capital (to average assets)	$92,882	10.08%	≥	$36,848	≥	4.00%

As of December 31, 2007
Total Capital (to risk-weighted assets)	$101,066	12.06%	≥	$67,015	≥	8.00%
Tier I Capital (to risk-weighted assets)	$88,041	10.51%	≥	$33,508	≥	4.00%
Tier I Capital (to average assets)	$88,041	9.63%	≥	$36,588	≥	4.00%

Capital Ratios for the Bank (in thousands)	Actual Ratio			Ratio for Capital Adequacy Purposes				Ratio to be Well Capitalized under Prompt Corrective Action Provisions
As of June 30, 2008	Amount	Ratio		Amount	Ratio			Amount	Ratio
Total Capital (to risk-weighted assets)	$104,375	11.56%	≥	$72,206	≥	8.00%	≥	$90,257	≥	10.00%
Tier I Capital (to risk-weighted assets)	$90,337	10.01%	≥	$36,103	≥	4.00%	≥	$54,154	≥	6.00%
Tier I Capital (to average assets)	$90,337	9.81%	≥	$36,847	≥	4.00%	≥	$46,059	≥	5.00%

As of December 31, 2007
Total Capital (to risk-weighted assets)	$97,179	11.61%	≥	$66,983	≥	8.00%	≥	$83,729	≥	10.00%
Tier I Capital (to risk-weighted assets)	$84,155	10.05%	≥	$33,491	≥	4.00%	≥	$50,237	≥	6.00%
Tier I Capital (to average assets)	$84,155	9.20%	≥	$36,587	≥	4.00%	≥	$45,374	≥	5.00%

Liquidity

The goal of liquidity management is to provide adequate funds to meet both loan demands and unexpected deposit withdrawals.  This goal is accomplished by maintaining an appropriate level of liquid assets, and formal lines of credit with the Federal Home Loan Bank of San Francisco and correspondent banks that enable the Bank to borrow funds as needed. The Bank’s Asset/Liability Management Committee is responsible for establishing and monitoring the Bank’s liquidity targets and strategies.

Bank management regularly adjusts its investments in liquid assets based upon its assessment of expected loan demand, expected deposit flows, yields available on interest-earning securities and the objectives of the Bank’s asset/liability management program.

The Bank obtains funds from the repayment and maturity of loans as well as deposit inflows, investment security maturities and paydowns, Federal funds purchased and FHLB advances, and other borrowings. The Bank’s primary uses of funds are the origination of loans, the purchase of investment securities, withdrawals of deposit, maturity of certificate of deposits, repayment of borrowings and dividends to common stockholders.

Page - 30

BANK OF MARIN BANCORP

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

As presented in the accompanying unaudited consolidated statements of cash flows, the sources of liquidity vary between periods. Consolidated cash and cash equivalents at June 30, 2008 totaled $31.2 million. The primary sources of funds during the six months ended June 30, 2008 were $46.8 million in Federal funds purchased and FHLB borrowings, $34.4 million in the maturities and paydowns of securities available for sale and $21.5 million in securities sales. The primary uses of funds were $74.8 million in loan originations (net of principal collections), $40.6 million investment securities purchases, and a $33.4 million decline in deposits. The decline in deposits was mainly due to an anticipated withdrawal in January 2008 of a $53.0 million short-term deposit placed with the Bank in December 2007.

The Bank anticipates that it will be in a borrowing position in the short-term. If competition for deposits in the marketplace increases, the Bank’s liquidity and net interest margin may be negatively affected.

At June 30, 2008, the Bank’s cash and cash equivalents, Federal funds sold and unpledged assets maturing within one year totaled $33.3 million. The remainder of the unpledged securities portfolio of $65.7 million provides additional liquidity. Taken together, these liquid assets equaled 10.2% of the Bank’s assets at June 30, 2008, compared to 16.6% at December 31, 2007. The decreased liquidity at June 30, 2008 was primarily due to a lower Federal funds sold level resulting from loan growth and the decline in deposits.

The Bank anticipates that cash and cash equivalents on hand and its sources of funds will provide adequate liquidity for its operating, investing and financing needs and its regulatory liquidity requirements for the foreseeable future. Management monitors the Bank's liquidity position daily, balancing loan fundings/payments with changes in deposit activity and overnight investments. The Bank's emphasis on local deposits combined with its 9.4% equity to assets ratio, provides a very stable funding base. In addition to cash and cash equivalents, the Bank has substantial additional borrowing capacity including unsecured lines of credit totaling $65.0 million with correspondent banks and a $3.2 million line of credit with the Federal Reserve Bank to borrow overnight, which were not drawn upon at June 30, 2008. The Bank is a member of the FHLB and has a line of credit (secured under terms of a blanket collateral agreement by a pledge of loans) for advances of $160.5 million, of which $113.7 million was available at June 30, 2008, at an interest rate determined daily, which generally approximates the Federal funds target rate.  Borrowings under the line of credit are limited to eligible collateral.

Undisbursed loan commitments, which are not reflected on the statement of condition, totaled $241.9 million at June 30, 2008 at rates ranging from 3.93% to 10.00%.  This amount included $139.1 million under commercial lines of credit (these commitments are contingent upon customers maintaining specific credit standards), $63.1 million under revolving home equity lines and $33.4 million under undisbursed construction loans. These commitments, to the extent used, are expected to be funded through repayment of existing loans, deposit growth and FHLB borrowings. Over the next twelve months $67.2 million of time deposits will mature. The Bank expects these funds to be replaced with new time or savings accounts.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Bancorp’s most significant form of market risk is interest rate risk. The risk is inherent in its deposit and lending activities.  Bancorp’s management together with the Asset Liability Management Committee (ALCO), comprised of certain directors of the Bank, has sought to manage rate sensitivity and maturities of assets and liabilities to minimize the exposure of its earnings and capital to changes in interest rates. Additionally, interest rate risk exposure is managed with the goal of minimizing the impact of interest rate volatility on its net interest margin.

Page - 31

BANK OF MARIN BANCORP

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

Exposure to interest rate risk is reviewed at least quarterly by the ALCO and the Board of Directors. They utilize interest rate sensitivity simulation models as a tool for achieving these objectives and for developing ways in which to improve profitability. The simulation model, prepared on a quarterly basis, uses actual loans, investments and deposit detail as a starting point. If potential changes to capital and net interest income resulting from hypothetical interest changes are not within the limits established by the Board of Directors, management may adjust the asset and liability mix to bring interest rate risk within approved limits.

Bancorp’s interest rate risk has changed in 2008 from 2007. The decrease in 2008 in Federal funds sold and increase in loans has caused the Bank’s assets to be less sensitive to interest rate changes.  The decrease in deposits and increase in purchased funds in 2008 has caused the Bank’s liabilities to become slightly more sensitive to interest rate movements. Also refer to “Market Risk Management” in Bank of Marin Bancorp’s 2007 Annual Report.

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

PART II OTHER INFORMATION

Item 1   Legal Proceedings

There are no pending, or to management's knowledge, any threatened, material legal proceedings to which Bancorp is a party, or to which any of Bancorp’s properties are subject.  There are no material legal proceedings to which any director, any nominee for election as a director, any executive officer of Bancorp, or any associate of any such director, nominee or officer is a party adverse to Bancorp.

Bancorp recorded a liability of $242 thousand in the fourth quarter of 2007 to cover its potential liability to Visa, Inc. in connection with  its proportionate share of certain litigation indemnifications provided to Visa U.S.A. by its member banks prior to Visa U.S.A.’s merger into Visa Inc. In March of 2008, Bancorp reversed this liability because, subsequent to Visa Inc.’s initial public offering on March 19, 2008, it established an escrow account from which it plans to pay any potential settlements.

Item 1A Risk Factors

Securities Guaranteed by FNMA or FHLMC May Lose Value if the Guarantee is Deemed Less Certain.

The Bank holds securities issued and/or guaranteed by FNMA and FHLMC.  If either of these entities comes under further financial stress, or if they experience deterioration in credit worthiness, the fair value of the Bank’s securities issued or guaranteed by these entities could be negatively affected.

Other than noted above, there  have been no material changes from the risk factors previously disclosed in Bank of Marin Bancorp’s 2007 Form 10-K. Refer to “Risk Factors” in Bank of Marin’s 2007 Form 10-K, pages 9 through 13.
Page - 32

BANK OF MARIN BANCORP

Item 2   Unregistered Sales of Equity Securities and Use of Proceeds

In November 2007, Bancorp’s Board of Directors approved a plan to repurchase common shares of Bancorp up to $5 million. No regulatory approval was required for this repurchase plan as Bancorp was exempted under the provisions of Regulation Y of the Federal Reserve Board. In November and December of 2007, Bancorp repurchased a total of 51,732 shares at an average price of $29.96 per share for a total cost of $1.6 million.  In the first quarter of 2008, Bancorp repurchased a total of 31,602 shares at an average price of $30.01 for a total cost of $948 thousand, plus commissions.

A schedule of purchases during the quarter ended June 30, 2008 follows.

(Dollars in thousands, except average price) Period	Total Number of Shares Purchased	Average Price	Total Number of Shares Purchases as Part of Publicly Announced Program	Approximate dollar Value that May Yet be Purchased Under the Program

April 1-30, 2008	---	---	---	---

May 1-31, 2008	11,257	$28.87	11,257	$2,177

June 1-30, 2008	15,750	$26.93	15,750	$1,753

	27,007	$27.74	27,007	$1,753

Item 3    Defaults Upon Senior Securities

None.

Item 4    Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders held May 13, 2008, the following matters were submitted to a vote of security holders with the indicated number of votes being cast for, against or withheld, and with the indicated number of abstentions:

Page - 33

BANK OF MARIN BANCORP

1.	To elect fourteen members of the Board of Directors to hold office until the 2009 annual meeting of stockholders or until their successors are duly elected and qualified.

Number of Votes	For	Withheld

Judith O’Connell Allen	4,243,199	95,335

Russell A. Colombo	4,061,304	277,230

James E. Deitz	4,156,344	182,190

Robert Heller	4,239,314	99,220

Norma J. Howard	4,243,744	94,790

J. Patrick Hunt	4,243,404	95,130

James D. Kirsner	4,243,499	95,035

Stuart D. Lum	4,212,842	125,692

Joseph D. Martino	4,243,929	94,605

William H. McDevitt, Jr.	4,215,031	123,503

Joel Sklar, MD	4,243,860	94,674

Brian M. Sobel	4,180,537	157,997

J. Dietrich Stroeh	4,066,808	271,726

Jan I. Yanehiro	4,111,978	226,556

2.	To ratify the selection of Moss Adams LLP, independent auditors, to perform audit services for the year 2009.

For	4,310,828
Against	21,974
Abstain	5,732

Item 5    Other Information

None.

Page - 34

BANK OF MARIN BANCORP

Item 6    Exhibits

The  following exhibits are filed as part of this report or hereby incorporated by reference to filings previously made with the SEC.

3.01	Articles of Incorporation, as amended, incorporated by reference to Exhibit 3.01 to Bancorp’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007.
3.02	Bylaws, as amended, incorporated by reference to Exhibit 3.02 to Bancorp’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007.
4.01	Rights Agreement dated as of July 2, 2007 is incorporated by reference to Exhibit 4.1 to Registration Statement on Form 8-A12B filed with the Securities and Exchange Commission on July 2, 2007.
10.01	2007 Employee Stock Purchase Plan is incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8 filed with the Securities and Exchange Commission on July 24, 2007.
10.02	1989 Stock Option Plan is incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8 filed with the Securities and Exchange Commission on July 24, 2007.
10.03	1999 Stock Option Plan is incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8 filed with the Securities and Exchange Commission on July 24, 2007.
10.04	2007 Equity Plan is incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8 filed with the Securities and Exchange Commission on July 24, 2007.
10.05	Form of Change in Control Agreement is incorporated by reference to Exhibit 10.01 to Bancorp’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 30, 2007.
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

10.08	Consulting Agreement between the Bank and W. Robert Griswold, Jr. dated March 11, 2006 is incorporated by reference to Exhibit 10.08 to Bancorp’s Form 10-K for the year ended December 31, 2007.
14.01	Code of Ethics dated June 20, 2008 is incorporated by reference to Exhibit 14.01 to Bancorp’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 26, 2008.
31.01	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Page - 35

BANK OF MARIN BANCORP

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bank of Marin Bancorp
(registrant)

August 4, 2008	/s/ Russell A. Colombo
Date	Russell A. Colombo
President &
Chief Executive Officer

August 4, 2008	/s/ Christina J. Cook
Date	Christina J. Cook
Executive Vice President &
Chief Financial Officer

August 4, 2008	/s/ Larry R. Olafson
Date	Larry R. Olafson
Senior Vice President &
Controller

Page - 36

BANK OF MARIN BANCORP

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

Page - 37