Form 10-Q
period 2008-09-30
Bank of Marin Bancorp
filed 2008-11-04
CIK 1403475

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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
Yes    ☐           No ☒

As of October 31, 2008 there were 5,144,822 shares of common stock outstanding.

Page - 1

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

Page - 2

BANK OF MARIN BANCORP

Page - 3

BANK OF MARIN BANCORP

CONSOLIDATED STATEMENTS OF CONDITION at September 30, 2008 and December 31, 2007

(in thousands, except share amounts - 2008 unaudited)	September 30, 2008	December 31, 2007

Assets
Cash and due from banks	$20,464	$28,765
Federal funds sold	---	47,500
Cash and cash equivalents	20,464	76,265

Investment securities
Held to maturity, at amortized cost	20,542	13,182
Available for sale (at fair market value, amortized cost $73,405at September 30, 2008 and $87,450 at December 31, 2007)	73,348	86,989
Total investment securities	93,890	100,171

Loans, net of allowance for losses of $9,271 at September 30, 2008 and $7,575 at December 31, 2007	829,736	717,303
Bank premises and equipment, net	8,558	7,821
Interest receivable and other assets	32,091	32,341

Total assets	$984,739	$933,901

Liabilities and Stockholders' Equity

Liabilities
Deposits
Non-interest bearing	$215,307	$220,272
Interest bearing
Transaction accounts	80,723	110,174
Savings and money market	449,303	421,255
CDARS® reciprocal time	16,776	---
Other time	87,119	82,941
Total deposits	849,228	834,642

Federal funds purchased and Federal Home Loan Bank borrowings	28,600	---
Subordinated debenture	5,000	5,000
Interest payable and other liabilities	7,238	6,485

Total liabilities	890,066	846,127

Stockholders' Equity
Preferred stock, no par value
Authorized - 5,000,000 shares; none issued	---	---
Common stock, no par value
Authorized - 15,000,000 shares
Issued and outstanding - 5,136,267 shares at September 30, 2008 and 5,122,971 at December 31, 2007	50,527	51,059
Retained earnings	44,179	36,983
Accumulated other comprehensive loss, net	(33)	(268)

Total stockholders' equity	94,673	87,774

Total liabilities and stockholders' equity	$984,739	$933,901

The accompanying notes are an integral part of these consolidated financial statements.

Page - 4

BANK OF MARIN BANCORP

CONSOLIDATED STATEMENTS OF OPERATIONS for the nine months ended September 30, 2008 and September 30, 2007

(in thousands, except per share amounts - unaudited)	September 30, 2008	September 30, 2007

Interest income
Interest and fees on loans held in portfolio	$40,545	$39,006
Interest on auto loans held for sale	---	2,062
Interest on investment securities
U.S. Treasury securities	---	8
Securities of U.S. Government agencies	2,641	2,714
Obligations of state and political subdivisions (tax exempt)	531	358
Corporate debt securities and other	258	336
Interest on Federal funds sold	138	1,657
Total interest income	44,113	46,141

Interest expense
Interest on interest bearing transaction accounts	277	225
Interest on savings and money market deposits	5,607	11,052
Interest on CDARS® reciprocal time deposits	55	---
Interest on other time deposits	1,962	2,628
Interest on borrowed funds	702	973
Total interest expense	8,603	14,878

Net interest income	35,510	31,263
Provision for loan losses	2,810	340
Net interest income after provision for loan losses	32,700	30,923

Non-interest income
Service charges on deposit accounts	1,253	894
Wealth Management Services	976	904
Net gain on indirect auto and Visa portfolios	---	1,097
Net gain on redemption of shares in Visa, Inc.	457	---
Other income	1,489	1,592
Total non-interest income	4,175	4,487

Non-interest expense
Salaries and related benefits	12,372	12,064
Occupancy and equipment	2,363	2,155
Depreciation and amortization	996	929
Data processing	1,355	1,254
Professional services	1,161	1,239
Other expense	3,336	3,004
Total non-interest expense	21,583	20,645

Income before provision for income taxes	15,292	14,765

Provision for income taxes	5,935	5,699
Net income	$9,357	$9,066

Net income per common share:
Basic	$1.82	$1.74
Diluted	$1.79	$1.70

Weighted average shares used to compute net income per common share:
Basic	5,135	5,197
Diluted	5,224	5,347

Dividends declared per common share	$0.42	$0.38

The accompanying notes are an integral part of these consolidated financial statements.

Page - 5

BANK OF MARIN BANCORP

CONSOLIDATED STATEMENTS OF OPERATIONS for the three months ended September 30, 2008, June 30, 2008 and September 30, 2007

(in thousands, except per share amounts - unaudited	September 30, 2008	June 30, 2008	September 30, 2007

Interest income
Interest and fees on loans held in portfolio	$13,833	$13,400	$13,283
Interest on investment securities
Securities of U.S. Government agencies	892	882	1,063
Obligations of state and political subdivisions (tax exempt)	187	183	129
Corporate debt securities and other	91	78	115
Interest on Federal funds sold	25	1	1,240
Total interest income	15,028	14,544	15,830

Interest expense
Interest on interest bearing transaction accounts	93	96	74
Interest on savings and money market deposits	1,833	1,583	3,882
Interest on CDARS® reciprocal time deposits	50	4	---
Interest on other time deposits	562	650	877
Interest on borrowed funds	179	302	209
Total interest expense	2,717	2,635	5,042

Net interest income	12,311	11,909	10,788
Provision for loan losses	1,685	510	200
Net interest income after provision for loan losses	10,626	11,399	10,588

Non-interest income
Service charges on deposit accounts	417	430	325
Wealth Management Services	330	310	331
Net gain on Visa portfolio	---	---	387
Other income	447	539	543
Total non-interest income	1,194	1,279	1,586

Non-interest expense
Salaries and related benefits	4,179	4,035	3,938
Occupancy and equipment	802	793	716
Depreciation and amortization	351	327	318
Data processing	480	430	411
Professional services	336	419	536
Other expense	1,294	1,136	1,007
Total non-interest expense	7,442	7,140	6,926

Income before provision for income taxes	4,378	5,538	5,248

Provision for income taxes	1,683	2,152	2,059
Net income	$2,695	$3,386	$3,189

Net income per common share:
Basic	$0.53	$0.66	$0.62
Diluted	$0.52	$0.65	$0.60

Weighted average shares used to compute net income per common share:
Basic	5,130	5,139	5,172
Diluted	5,209	5,226	5,301

Dividends declared per common share	$0.14	$0.14	$0.13

The accompanying notes are an integral part of these consolidated financial statements.

Page - 6

BANK OF MARIN BANCORP

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY for the year ended December 31, 2007 and the nine months ended September 30, 2008

				Accumulated Other Comprehensive
	Common Stock		Retained	Loss,
(dollar amounts in thousands - 2008 unaudited)	Shares	Amount	Earnings	Net of Taxes	Total
Balance at December 31, 2006	5,366,416	$61,355	$28,760	$(590)	$89,525
Cumulative-effect adjustment of adoption of SFAS No.159	---	---	(1,452)	---	(1,452)
Comprehensive income:
Net income	---	---	12,324	---	12,324
Other comprehensive income
Net change in unrealized loss on available for sale securities (net of tax liability of $234)	---	---	---	322	322
Comprehensive income	---	---	12,324	322	12,646
Stock options exercised	112,496	1,620	---	---	1,620
Excess tax benefit - stock-based compensation	---	729	---	---	729
Stock repurchased, including commission costs	(365,823)	(13,483)	---	---	(13,483)
Stock issued under employee stock purchase plan	292	8	---	---	8
Stock-based compensation - stock options	---	502			502
Cash dividends paid	---	---	(2,649)	---	(2,649)
Stock issued in payment of director fees	9,590	328	---	---	328
Balance at December 31, 2007	5,122,971	$51,059	$36,983	$(268)	$87,774
Comprehensive income:
Net income	---	---	9,357	---	9,357
Other comprehensive income
Net change in unrealized loss on available for sale securities (net of tax liability of $170)	---	---	---	235	235
Comprehensive income	---	---	9,357	235	9,592
Stock options exercised	85,066	1,262	---	---	1,262
Excess tax benefit - stock-based compensation	---	128	---	---	128
Stock repurchased, including commission costs	(88,316)	(2,526)	---	---	(2,526)
Stock issued under employee stock purchase plan	954	26	---	---	26
Stock-based compensation - stock options	---	316	---	---	316
Restricted stock granted	6,700	---	---	---	---
Stock-based compensation - restricted stock	---	15	---	---	15
Cash dividends paid	---	---	(2,161)	---	(2,161)
Stock issued in payment of director fees	8,892	247	---	---	247
Balance at September 30, 2008	5,136,267	$50,527	$44,179	$(33)	$94,673

The accompanying notes are an integral part of these consolidated financial statements.

Page - 7

BANK OF MARIN BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS for nine months ended September 30, 2008 and 2007

(in thousands, unaudited)	September 30, 2008	September 30, 2007

Cash Flows from Operating Activities:
Net income	$9,357	$9,066
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,810	340
Compensation paid and payable in common stock	195	193
Stock-based compensation expense	331	379
Excess tax benefits from exercised stock options	(128)	(534)
Amortization and accretion of investment security premiums, net	186	142
Loss on sale of investment securities	2	---
Depreciation and amortization	996	929
Net gain on indirect auto and Visa portfolios	---	(1,097)
Net gain on redemption of shares in Visa, Inc.	(457)	---
Loss on disposal of premises and equipment	14	---
Net change in operating assets and liabilities:
Interest receivable	106	139
Interest payable	57	125
Deferred rent and other rent-related expenses	105	83
Other assets	2,194	707
Other liabilities	988	2,454
Total adjustments	7,399	3,860
Net cash provided by operating activities	16,756	12,926

Cash Flows from Investing Activities:
Purchase of securities held-to-maturity	(9,584)	(2,056)
Purchase of securities available-for-sale	(42,607)	(24,445)
Proceeds from sale of securities	21,489	---
Proceeds from paydowns/maturity of:
Securities held-to-maturity	1,125	2,590
Securities available-for-sale	36,531	15,024
Proceeds from sale of indirect auto and Visa portfolios	---	78,599
Loans originated and principal collected, net	(115,460)	(47,334)
Purchase of bank owned life insurance policies	(2,219)	---
Additions to premises and equipment	(1,747)	(502)
Net cash (used in) provided by investing activities	(112,472)	21,876

Cash Flows from Financing Activities:
Net increase in deposits	14,586	72,717
Proceeds from stock options exercised	1,262	1,614
Net increase (decrease) in Federal funds purchased and Federal Home Loan Bank borrowings	28,600	(24,100)
Common stock repurchased	(2,526)	(11,931)
Dividends paid in cash	(2,161)	(1,977)
Stock issued under employee stock purchase plan	26	3
Excess tax benefits from exercised stock options	128	534
Net cash provided by financing activities	39,915	36,860

Net (decrease) increase in cash and cash equivalents	(55,801)	71,662
Cash and cash equivalents at beginning of period	76,265	38,783

Cash and cash equivalents at end of period	$20,464	$110,445

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

Page - 8

BANK OF MARIN BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Introductory Explanation

On July 1, 2007 (the “Effective Date”), a bank holding company reorganization was completed whereby Bank of Marin Bancorp (Bancorp) became the parent holding company for Bank of Marin ( the “Bank”), its sole and wholly-owned subsidiary.  On the Effective Date, in a tax-free exchange, each outstanding share of the Bank was converted into one share of Bancorp and the Bank became a wholly-owned subsidiary of the holding company. The information contained in the financial statements and accompanying footnotes for periods subsequent to the reorganization relate to consolidated Bank of Marin Bancorp. Periods prior to the reorganization relate to Bank of Marin only. The information is comparable for all periods as the sole subsidiary of Bancorp is the Bank.

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

Certain information and footnote disclosures presented in the annual financial statements are not included in the interim consolidated financial statements.  Accordingly, the accompanying unaudited interim consolidated financial statements should be read in conjunction with Bancorp’s 2007 Annual Report, which is incorporated by reference in Bancorp’s 2007 Annual Report on Form 10-K.  The results of operations for the nine months ended September 30, 2008 are not necessarily indicative of the operating results for the full year.

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

	Three months ended			Nine months ended
(in thousands)	September 30, 2008	June 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Weighted average basic shares outstanding	5,130	5,139	5,172	5,135	5,197
Add: Common stock equivalents related to stock options and nonvested restricted stock	79	87	129	89	150
Weighted average diluted shares outstanding	5,209	5,226	5,301	5,224	5,347
Anti-dilutive shares not included in the calculation of diluted earnings per share	201	236	187	201	60

Net income	$2,695	$3,386	$3,189	$9,357	$9,066
Earnings per share (basic)	$0.53	$0.66	$0.62	$1.82	$1.74
Earnings per share (diluted)	$0.52	$0.65	$0.60	$1.79	$1.70

Note 2: Recently Issued Accounting Standards

On October 10, 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.” The FSP clarifies the application of Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements”, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The FSP is effective upon issuance, including prior periods for which financial statements have not been issued. Revisions resulting from a change in the valuation technique or its application should be accounted for as a change in accounting estimate following the guidance in SFAS No. 154, “Accounting Changes and Error Corrections.” However, the disclosure provisions in SFAS No. 154 for a change in accounting estimate are not required for revisions resulting from a change in valuation technique or its application. Adoption of FSP FAS 157-3 did not have a significant impact on Bancorp’s financial condition or results of operations.

Page - 9

BANK OF MARIN BANCORP

On June 16, 2008, the FASB issued FSP on Emerging Issues Task Force (EITF) 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” which states that when calculating basic earnings per share pursuant to the two-class method, all awards that contain rights to nonforfeitable dividends should be considered participating securities. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. Dividends or dividend equivalents actually paid on share-based payment awards not expected to vest should be excluded from the earnings allocation to avoid counting the dividends as both compensation cost and distributed earnings. Undistributed earnings should be allocated to all outstanding share-based payment awards, including those that are not expected to vest. FSP EITF 03-6-1 will be effective for Bancorp beginning January 1, 2009.  All prior-period earnings per share data presented will be adjusted retrospectively to conform to the provisions of FSP EITF 03-6-1. Early adoption is not permitted. Bancorp’s presentation, but not the amount, of earnings per share will be affected upon adoption of FSP EITF 03-6-1 due to Bancorp’s issuance of nonvested restricted common shares on May 1, 2008.  See Note 8 below for further discussion.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.”  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles in the United States. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411, The Meaning of “Present Fairly in Conformity With Generally Accepted Accounting Principles.” Bancorp expects that SFAS No. 162 will have no impact on its financial condition or results of operations.

On March 19, 2008, the FASB issued SFAS. No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an Amendment of FASB Statement 133.” SFAS No. 161 enhances required disclosures regarding derivatives and hedging activities, including improved disclosures regarding how: (a) an entity uses derivative instruments, (b) derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS No.133), and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application permitted.  As SFAS No. 161 is disclosure-related only, it is expected that SFAS No. 161 will have no impact on Bancorp’s financial condition or results of operations.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations.” SFAS No. 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statement to evaluate the nature and financial effects of the business combination. SFAS No. 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. Accordingly, any business combinations Bancorp engages in will be recorded and disclosed following existing generally accepted accounting principles until January 1, 2009. Bancorp expects SFAS No. 141R would have an impact on its consolidated financial statements when effective if it acquires another company, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions Bancorp consummates after the effective date.

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

Page - 10

BANK OF MARIN BANCORP

Note 3:  Fair Value Measurement

The Bank performs fair market valuations on certain assets and liabilities as a result of the application of accounting guidelines that were in effect prior to the adoption of SFAS No. 157, “Fair Value Measurements.”  The following table summarizes the Bank’s financial instruments that were measured at fair value on a recurring basis at September 30, 2008.

(Dollars in thousands) Description of Financial Instruments	September 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Securities available for sale	$73,348	$	---	$73,348	$	---
Derivative financial assets	48			48		---
Total Assets	$73,396	$	---	$73,396	$	---

Derivative financial liabilities	$902	$	---	$902	$	---

When available, quoted market prices (Level 1) are used to determine the fair value of securities available for sale. If quoted market prices are not available, management obtains pricing information from a reputable third-party service provider, who may utilize valuation techniques that use current market-based or independently sourced parameters, such as bid prices, dealer-quoted prices, interest rates, benchmark yield curves, prepayment speeds, and credit spreads (Level 2).  Level 1 securities include those traded on active markets, including U.S. Treasury securities.  Level 2 securities include U.S. agencies’ securities, mortgage-backed securities and corporate collateralized mortgage obligations. Changes in fair market value are recorded in other comprehensive income.

The fair value of derivative financial instruments is based on the income approach using observable Level 2 market inputs, reflecting market expectations of future interest rates as of the measurement date.  Standard valuation techniques are used to calculate the present value of the future expected cash flows assuming an orderly transaction.  Valuation adjustments may be made to reflect both the Bank’s own credit risk and the counterparties’ credit quality in determining the fair value of the derivatives. Level 2 inputs for the valuations are limited to observable market prices for London Interbank Offered Rate (LIBOR) cash rates (for the very short term), quoted prices for LIBOR futures contracts (two years and less), observable market prices for LIBOR swap rates (at commonly quoted intervals from two years to beyond the derivative’s maturity), and 1-month and 3-month LIBOR basis spreads at commonly quoted intervals.  Mid-market pricing of the inputs is used as a practical expedient in the fair value measurements.  Key inputs for interest rate valuations are used to project spot rates at resets specified by each swap, as well as to discount those future cash flows to present value at measurement date.  When the value of any collateral placed with counterparties is less than the interest rate derivative liability, the interest rate liability position is further discounted to reflect the potential credit risk to counterparties.  The Bank has used the spread over LIBOR on the Federal Home Loan Bank San Francisco (FHLB) fixed-rate credit advance with the duration corresponding to the swaps' to calculate this credit-risk related discount of future cash flows.

The interest rate swaps are carried on the balance sheet at their fair value in other assets (when the fair value is positive) or in other liabilities (when the fair value is negative) and offset in other non-interest income.

Certain financial assets may be measured at fair value on a nonrecurring basis. For example, when a loan is identified as impaired, it is reported at the lower of cost or fair value, measured based on the loan's observable market price (Level 1), the present value of expected future cash flows discounted at the loan’s original effective interest rate (Level 2), or the fair value of the underlying collateral securing the loan if the loan is collateral dependent (Level 3). The value of impaired loans, which totaled $823 thousand at September 30, 2008, were primarily based on the appraised value of the collateral (Level 3).

Page - 11

BANK OF MARIN BANCORP

Note 4:  Investment Securities

The Bank's investment securities portfolio at September 30, 2008 consists primarily of U.S. government agency securities, including mortgage-backed securities (MBS) and collateralized mortgage obligations (CMOs) issued or guaranteed by Federal National Mortgage Association (FNMA), Federal Home Loan Mortgage Corporation (FHLMC), or Government National Mortgage Association (GNMA). The Bank’s portfolio also includes obligations of state and political subdivisions, debentures issued by government-sponsored agencies including FHLB, Federal Farm Credit Bank and FNMA, as well as corporate CMOs, as reflected in the table below.

	September 30, 2008		December 31, 2007
(Dollars in thousands)	Amortized Cost	Market Value	Amortized Cost	Market Value
Held to maturity
Obligations of state and political subdivisions	$20,542	$19,627	$13,182	$13,238
Total held to maturity	20,542	19,627	13,182	13,238

Available for sale
Securities of U. S. government agencies:
MBS pass-through securities issued by FNMA and FHLMC	8,206	8,123	8,715	8,475
CMOs issued by FNMA and FHLMC	41,224	41,442	39,122	38,870
CMOs issued by GNMA	5,257	5,356	4,575	4,619
Debentures of government sponsored agencies	17,000	16,723	22,551	22,551
Corporate CMOs	1,718	1,704	2,487	2,474
Corporate debt securities and other	---	---	10,000	10,000
Total available for sale	73,405	73,348	87,450	86,989

The Bank generally invests in mortgage-backed securities with borrowers having strong credit scores and/or collateral compositions reflecting low loan-to-value ratios. Investment securities carried at $25.8 million and $20.7 million were pledged at September 30, 2008 and December 31, 2007, respectively.

Note 5:  Allowance for Loan Losses and Non-accrual Loans

The allowance for loan losses is maintained at levels considered adequate by management to provide for probable loan losses inherent in the portfolio. The allowance is based on management's assessment of various factors affecting the loan portfolio, including problem loans, economic conditions and loan loss experience, and an overall evaluation of the quality of the underlying collateral.

Activity in the allowance for loan losses follows:

	Three months ended			Nine months ended
(in thousands - unaudited)	September 30, 2008	June 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Beginning balance	$8,555	$8,199	$7,053	$7,575	$8,023
Cumulative-effect adjustment of adoption of SFAS No. 159	---	---	---	---	(1,048)
Provision for loan loss charged to expense	1,685	510	200	2,810	340
Loans charged off	(970)	(156)	(33)	(1,128)	(111)
Loan loss recoveries	1	2	7	14	23
Ending balance	$9,271	$8,555	$7,227	$9,271	$7,227

Total loans held in portfolio at end of period, before deducting allowance for loan losses	$839,007	$799,510	$685,975	$839,007	$685,975

Ratio of allowance for loan losses to loans held in portfolio	1.11%	1.07%	1.05%	1.11%	1.05%
Non-accrual loans at period end	$823	$236	$150	$823	$150

At September 30, 2008, the Bank had six non-accrual loans totaling $823 thousand.  At December 31, 2007 the Bank had one non-accrual loan totaling $144 thousand.  At September 30, 2007, the Bank had two non-accrual loans amounting to $150 thousand. Impaired loan balances at each period-end approximated the balance of nonaccrual loans, with an allocated allowance of $47 thousand, $49 thousand, and zero at September 30, 2008, June 30, 2008, and September 30, 2007, respectively.  At September 30, 2008, there were no commitments to extend credit on impaired loans.

Page - 12

BANK OF MARIN BANCORP

The gross interest income that would have been recorded had non-accrual loans been current totaled $37 thousand, $6 thousand, and $3 thousand in the quarters ended September 30, 2008, June 30, 2008 and September 30, 2007, respectively.  The amount of foregone interest income on nonaccrual loans was $49 thousand and $8 thousand for the nine-month periods ended September 30, 2008 and 2007, respectively.  The Bank recognized interest income of $12 thousand and $5 thousand for cash payments received during the nine-month periods ended September 30, 2008 and 2007, respectively.

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

Note 6: CDARS® Reciprocal Deposits

Late in the first quarter of 2008, the Bank began to offer the CDARS® deposit product, short for Certificate of Deposit Account Registry Service. Through CDARS®, the Bank may accept deposits in excess of the FDIC insured maximum from a depositor and place the deposits through a network to other member banks in increments of less than the FDIC insured maximum to provide the depositor full FDIC insurance coverage.  Where the Bank receives an equal dollar amount of deposits from other member banks in exchange for the deposits the Bank places into the network, the Bank records these as CDARS® reciprocal deposits.  At September 30, 2008, CDARS® reciprocal deposits totaled $16.8 million.

Note 7: Borrowings

As of September 30, 2008 and December 31, 2007, the Bank had lines of credit with the FHLB totaling $170.7 million and $184.8 million, respectively. At September 30, 2008 overnight borrowings totaled $13.6 million with the FHLB under the line of credit.  At December 31, 2007, the Bank had no outstanding borrowings with FHLB, correspondent banks, or the Federal Reserve. The interest rate for overnight borrowings is determined daily.

On February 5, 2008, the Bank entered into a ten-year borrowing agreement under the same FHLB line of credit for $15.0 million at a fixed rate of 2.07%. Interest-only payments are required every three months until maturity. Although the entire principal is due on February 5, 2018, the FHLB has the unconditional right to accelerate the due date on February 5, 2009 and every three months thereafter (the “put” dates). If the FHLB exercises its right to accelerate the due date, the FHLB will offer replacement funding at the current market rate, subject to certain conditions. The Bank must comply with the put date, but is not required to accept replacement funding.

At September 30, 2008, $142.1 million was remaining as available for borrowing from the FHLB under a formula based on eligible collateral. The FHLB overnight borrowing and the FHLB line of credit are secured by certain assets, including a portfolio of loans, investment securities, cash and cash equivalents under a blanket lien. On September 30, 2008, the pledged loans totaled $341.4 million.

Additional borrowing capacity includes lines of credit with correspondent banks totaling $65.0 million and a line of credit with the Federal Reserve Bank totaling $3.0 million to borrow overnight. There were no borrowings under these credit facilities on September 30, 2008.

Note 8:  Stockholders' Equity

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

On July 1, 2007 (the “Effective Date”), the bank holding company reorganization was completed and the Bank repurchased a total of 24,399 common shares of the Bank for $876 thousand from six stockholders who dissented to the exchange of these shares for Bancorp common stock. Also, on the Effective Date, after the repurchase, each remaining outstanding share of the Bank was converted into one share of Bank of Marin Bancorp and the Bank became a wholly-owned subsidiary of the holding company.

Page - 13

BANK OF MARIN BANCORP

The California Department of Financial Institutions (DFI) and the FDIC approved  a $15 million, twelve-month share repurchase program in October 2006.Under this program, the Bank repurchased 115,625 shares in the fourth quarter of 2006 at an average price of $34.26 per share, plus commissions, for a total cost of $4.0 million and 289,692 shares in the first quarter of 2007 at an average price of $38.10 per share, plus commissions, for a total cost of $11.0 million, at which time the program was completed.

In November 2007, Bancorp’s Board of Directors approved an additional plan to repurchase up to $5 million of common shares of Bancorp.  No regulatory approval was required for this repurchase plan as Bancorp was exempted under the provisions of Regulation Y of the Federal Reserve Board. In the fourth quarter of 2007, Bancorp repurchased a total of 51,732 shares at an average price of $29.96 per share, plus commissions, for a total cost of $1.5 million.  During the first nine months of 2008, Bancorp repurchased 88,316 shares at an average price of $28.55, plus commissions, for a total cost of $2.5 million. In September 2008, the repurchases under the plan were discontinued to preserve capital during a time of extreme economic turbulence.

The Bank executed the repurchase transactions pursuant to the Securities and Exchange Commission’s Rule 10b-18.  All shares repurchased under both programs were made in open market transactions and were part of publicly announced repurchase programs.

A summary of cash dividends paid to stockholders, which are recorded as a reduction of retained earnings, is presented below.

	Three months ended			Nine months ended
(in thousands except per share data - unaudited)	September 30, 2008	June 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Cash dividends	$719	$722	$672	$2,161	$1,977
Cash dividends per share	$0.14	$0.14	$0.13	$0.42	$0.38

Under SFAS No. 123R, “Share-Based Payment,” which was implemented in January 2006, the fair value of stock options on the grant date is recorded as a stock-based compensation expense in the income statement over the requisite service period with a corresponding increase in common stock.  In addition, the Bank records excess tax benefits on the exercise of non-qualified stock options, disqualifying disposition of incentive stock options or vesting of restricted stock as an addition to common stock with a corresponding decrease in current taxes payable.

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

Stock-based compensation and excess tax benefits on exercised options are shown below.

	Three months ended			Nine months ended
(in thousands - unaudited)	September 30, 2008	June 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Stock-based compensation	$103	$108	$124	$331	$379
Excess(Deficient) tax benefits on exercised options	$69	$(22)	$4	$128	$728

Page - 14

BANK OF MARIN BANCORP

Note 9:  Financial Instruments with Off-Balance Sheet Risk

The Bank makes commitments to extend credit in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit in the form of loans or through standby letters of credit.  Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Standby letters of credit issued by the Bank guarantee the performance of a customer to a third party.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements.

The Bank is exposed to credit loss in the contract amount of the commitment in the event of nonperformance by the borrower. The Bank uses the same credit policies in making commitments as it does for on-balance-sheet instruments and evaluates each customer's creditworthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary by the Bank, is based on management's credit evaluation of the borrower.  Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, and real estate property.

The contract amount of loan commitments and standby letters of credit not reflected on the statement of condition was $251.2 million at September 30, 2008 at rates ranging from 3.73% to 10.25%.  This amount included $128.7 million under commercial lines of credit (these commitments are contingent upon customers maintaining specific credit standards), $74.0 million under revolving home equity lines, $37.4 million under undisbursed construction loans, $4.0 million under standby letters of credit, and the remaining $7.1 million under personal and other lines of credit. The Bank has set aside an allowance for losses in the amount of $502 thousand for these commitments, which is recorded in "interest payable and other liabilities."

Note 10:  Derivative Financial Instruments and Hedging Activities

The Bank has entered into interest-rate swap agreements, primarily as an asset/liability management strategy, in order to mitigate the changes in the fair value of the hedged long-term fixed-rate loans or firm commitments to enter into long-term fixed-rate loans caused by changes in interest rates.  Such hedges allow the Bank to offer long-term fixed rate loans to customers without assuming the interest rate risk of a long-term asset by swapping the Bank's fixed-rate interest stream for a floating-rate interest stream, generally benchmarked to the one-month U.S. dollar LIBOR index, thus protecting the Bank against an adverse effect on the net interest margin due to fluctuating interest rates.

The interest rate swap agreements are generally structured at inception to mirror all of the provisions of the hedged loan agreements. These interest rate swaps, designated and qualified as fair value hedges, are carried on the balance sheet at their fair value in other assets (when the fair value is positive) or in other liabilities (when the fair value is negative). One of the Bank’s interest rate swap agreements qualifies for short-cut hedge accounting treatment in accordance with SFAS 133. The change in fair value of the swap using the short-cut accounting treatment is recorded in other non-interest income, while the change in fair value of swaps using non-short cut accounting is recorded in interest income.  The unrealized gain or loss in market value of the hedged fixed-rate loan is recorded as an adjustment to the hedged loan and offset in other non-interest income (for short-cut accounting treatment) or interest income (for non-short cut accounting treatment).

During the third quarter of 2007, a forward swap was designated to offset the change in fair value of a loan originated during the period. The fair value of the related yield maintenance agreement totaling $69 thousand at the date of designation, recorded in other assets, is being amortized to interest income using the effective yield method over the life of the loan.

The Bank’s credit exposure, if any, on interest rate swaps is limited to the net favorable value (net of any collateral pledged) and interest payments of all swaps by each counterparty. Conversely, when the interest rate swaps are in liability position exceeding certain threshold, the Bank may be required to post collateral to the counterparties.  Collateral levels are monitored and adjusted on a regular basis for changes in interest rate swap values. The Bank’s securities totaling $3.0 million were held as collateral by one of the counterparties for derivative liabilities at September 30, 2008.

Page - 15

BANK OF MARIN BANCORP

As of September 30, 2008, the Bank had three interest rate swap agreements, which are scheduled to mature in September 2018, June 2020 and June 2022.  Information on the Bank’s derivatives follows:

	Derivatives designated as fair value hedge under SFAS 133
	Interest rate swaps
(in thousands)	Shortcut Accounting Treatment	Non-shortcut Accounting Treatment	Yield Maintenance Agreement	Total
At September 30, 2008:
Notional or contractual amount	$6,933	$11,168	$ ---	$18,101
Credit risk amount (1)	---	---	---	---
Estimated fair value	(160)	(742)	48	(854)
Blance sheet location	Other liabilites	Other liabilites	Other assets

At December 31, 2007:
Notional or contractual amount	$7,201	$8,134	$ ---	$15,335
Credit risk amount (1)	---	---	---	---
Estimated fair value	(44)	(603)	62	(585)
Blance sheet location	Other liabilites	Other liabilites	Other assets

	Three months ended			Nine months ended
	September 30, 2008	June 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Interest rate swap designated as fair value hedge
(Shortcut Accounting Treatment):
Weighted average pay rate	4.59%	4.59%	4.59%	4.59%	4.59%
Weighted average receive rate	2.47%	2.68%	5.47%	2.96%	5.37%

Interest rate swaps designated as fair value hedge
(Non-shortcut Accounting Treatment):
Weighted average pay rate	5.44%	5.54%	5.54%	5.51%	5.54%
Weighted average receive rate	2.47%	2.67%	5.44%	2.94%	5.41%

Yield maintenance agreement
Weighted average receive rate (2)	5.15%	5.15%	5.15%	5.15%	5.15%

Gain (loss) on designated interest rate swaps recognized in income	$(231)	$665	$(500)	$(255)	$(16)
Increase (decrease) in value of hedged loans and yield maintenance agreement qualifying as derivatives recognized in income	181	(667)	491	203	6
Net loss on derivatives used to hedge loans recorded in income	$(50)	$(2)	$(9)	$(52)	$(10)

1  Credit risk represents the amount of unrealized gain included in derivative assets which is subject to counterparty credit risk. It reflects the effect of master netting agreements and includes credit risk on  virtual derivatives.
2  Tax equivalent yield equals 8.43%, 8.44%, and 8.26% for three months ended Spetember 30, 2008, June 30, 2008, and September 30, 2007, respectively; 8.43% and 8.26% for the nine months ended September 30, 2008 and 2007, respectively.

Note 11: Transactions with Visa Inc.

As a member bank of Visa Inc., the Bank holds 16,939 shares of Visa Inc. Class B common stock at a zero cost basis.  In connection with Visa Inc.’s initial public offering (IPO) on March 19, 2008, the Bank recognized a $457 thousand gain on the mandatory redemption of 10,677 shares of Class B common stock representing the difference between the cash proceeds received and the zero carrying basis of the stock redeemed. The remaining shares owned by the Bank cannot be converted into Class A (voting) shares until the later of March 25, 2011 or the final resolution of the covered litigation described below.

The Bank recorded a liability of $242 thousand in the fourth quarter of 2007 to cover its potential indemnification obligations to Visa, Inc. The obligations arose in connection with the Bank’s proportionate share of certain litigation indemnifications provided to Visa U.S.A. by its member banks prior to Visa U.S.A.’s merger into Visa Inc. In March of 2008, the Bank reversed this liability because, subsequent to Visa Inc.’s IPO, Visa, Inc. established an escrow account from which it planned to pay any potential settlements.

On October 27, 2008 Visa Inc. announced a settlement with one of the litigants, Discover Card, for $1.9 billion, of which $1.7 billion is the responsibility of member banks.  As of the settlement date, the escrow account was underfunded by $1.1 billion. The Bank’s proportionate share of the shortfall is $75 thousand. Visa Inc. expects to further fund the escrow account in the fourth quarter of 2008 to cover the settlement through a reduction in the conversion factor of Class B shares held by member banks that are available for conversion to Class A as allowed by the “Retrospective Responsibility Plan” outlined in the Form S-1 filed by Visa Inc. on November 9, 2007. The Bank expects that its liability will be fully covered by the additional escrow funding, with no cash payment required by the Bank.

Page - 16

BANK OF MARIN BANCORP

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In the following pages, Management discusses its analysis of the financial condition and results of operations for the third quarter of 2008 compared to the third quarter of 2007 and to the prior quarter (second quarter of 2008). This discussion should be read in conjunction with the related financial statements and with the audited financial statements and accompanying notes included in the Bank of Marin Bancorp’s 2007 Annual Report.  Average balances, including balances used in calculating certain financial ratios, are generally comprised of average daily balances.

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

Forward-looking statements are based on management's current expectations regarding economic, legislative, and regulatory issues that may impact Bancorp’s earnings in future periods. A number of factors - many of which are beyond management’s control - could cause future results to vary materially from current management expectations. Such factors include, but are not limited to, general economic conditions, the current financial turmoil in the United States and abroad, changes in interest rates, deposit flows, real estate values and competition; changes in accounting principles, policies or guidelines; changes in legislation or regulation; and other economic, competitive, governmental, regulatory and technological factors affecting Bancorp’s operations, pricing, products and services. These and other important factors are detailed in the Risk Factors section of Bancorp’s 2007 Form 10-K as filed with the SEC, copies of which are available from Bancorp at no charge, and in the Risk Factors noted in Part II, Item 1A of this report . Forward-looking statements speak only as of the date they are made. Bancorp does not undertake to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made or to reflect the occurrence of unanticipated events.

Executive Summary

In 2007 and 2008, financial markets experienced significant disruptions beginning with dramatic declines in the housing market leading to increased foreclosures, declines in home values and increased unemployment which culminated in significantly reduced liquidity in financial markets. Banks and other financial institutions became reluctant to lend to clients and to other banks. The liquidity crisis has spread worldwide.

Recently, the federal government has announced various programs under the Emergency Economic Stabilization Act of 2008 (the Act) intended to inject liquidity and stabilize the financial industry. The Act includes the Treasury Capital Purchase Program (TCPP), Troubled Assets Relief Program (TARP), FDIC Temporary Liquidity Guarantee Program (TLGP) and the Money Market Investor Funding Facility. Bancorp is assessing the potential impact of its participation in the TCPP and TLGP but has not yet made a definitive decision as to whether it will participate.

It cannot be determined whether these recent steps taken by the federal government will result in significant improvement in financial and economic conditions affecting the banking industry. Despite the federal government's recent fiscal and monetary measures, if the U.S. economy were to remain in a recessionary condition for an extended period, this would present additional significant challenges for the U.S. banking and financial services industry, and inevitably, businesses of Bancorp.

Page - 17

BANK OF MARIN BANCORP

While the banking industry continued to be impacted by the slowing U.S. economy and volatility in the financial markets, due to the strength of the market in which it operates, Bancorp continued to generate healthy loan growth, maintain stable deposits and increase efficiency. It maintains a strong capital base.  It’s sources of funding, including lines of credit with the FHLB and correspondent banks remain available.

Bancorp experienced loan growth of $114 million, an increase of 15.7%, in the first nine months of 2008, and experienced loan growth of $38.8 million, or 4.9% in the third quarter of 2008, with no significant changes to the mix of loans.  During the same period, deposits, exclusive of a $53 million short-term deposit placed with Bancorp over the 2007 year-end, increased $67 million, or 8.6%.

Bancorp recorded an increase in net income of $291 thousand, or 3.2% in the nine-month period ended September 30, 2008 compared to the same period in 2007 and a decrease of $494 thousand, or 15.5%, in the quarter ended September 30, 2008 compared to the same period last year. The results reflect increases in the provision for loan losses from $340 thousand in the nine months ended September 30, 2007 to $2.8 million in the nine months ended September 30, 2008 and from $200 thousand in the third quarter of 2007 to $1.7 million in the third quarter of 2008. The increases in the loan loss reserve reflect strong loan growth, an increased allocation for economic uncertainty, and increases to the specific reserve where needed.

Charge-offs in the first nine months of 2008 totaling $1.1 million and in the third quarter of 2008 totaling $969 thousand primarily relate to the charge-off of one unsecured commercial line of credit and one commercial term loan collateralized by a residence where the Bank holds the second deed of trust. The allowance for loan losses as a percentage of loans totaled 1.11% at September 30, 2008 compared to 1.05% a year ago. In addition, our allowance for loan losses is 11.3 times our non-performing loans at September 30, 2008.

Bancorp has not participated in subprime lending nor does it hold investment securities backed by subprime loans.  Bancorp does not hold common or preferred stock of either the Federal National Mortgage Association (Fannie Mae) or the Federal Home Loan Mortgage Corporation (Freddie Mac).

A combination of lower deposit and borrowing rates and a shift in interest-earning assets from Federal funds sold to higher-yielding loans contributed to expansion of the tax-equivalent net interest margin to 5.43% percent in the nine months ended September 30, 2008 compared to 5.00% in the nine months ended September 30, 2007.  Beginning in August 2007 and continuing through April 2008, the Federal Reserve lowered its target interest rate by 325 basis points, resulting in lower deposit rates offered by Bancorp.  Loan yields did not fall as dramatically since the yield on fixed-rate loans, which comprise over half of the loan portfolio, remained relatively unchanged.  During June 2007, Bancorp received proceeds of $76.7 million from sale of its indirect auto loan portfolio. Such proceeds were mainly invested in Federal funds sold during the second and third quarters of 2007, and were gradually reinvested in higher-yielding relationship loans.

In the third quarter of 2008, Bancorp experienced a decline in the tax-equivalent net interest margin to 5.35% from 5.52% in the second quarter, reflecting downward repricing on variable rate loans and new loans originated at lower market rates, partially offset by lower deposit rates in a declining rate environment. During the quarter, there were no changes in the Federal funds target rate. The repricing relates to rate re-sets at specified intervals and loans tied to indexes that may not move in tandem with the Federal funds rate. The effect of lower loan yields was partially offset by a decline in the cost of purchased funds during the period due to an injection of liquidity into the market by the Federal Reserve in later part of the third quarter.

The largest factors likely to affect Bancorp’s net interest margin in the remainder of 2008 will be the volume of loan demand and deposits, which will in turn influence Bancorp’s liquidity level, the Federal funds target rate, which is expected to decline during the remainder of 2008, as well as Bancorp’s responsiveness to competitive pricing on loans and deposits in its market.

Higher net interest income combined with modest growth in non-interest expenses have resulted in a marked improvement in efficiency.  The efficiency ratio improved 336 basis points in the nine-month period ended September 30, 2008 compared to the same period in 2007 and 86 basis points in the quarter ended September 30, 2008 compared to the same period last year.

In the first nine months of 2008, Bancorp recorded a non-recurring pre-tax gain of $457 thousand related to the mandatory redemption of shares in Visa, Inc. and the reversal of a $242 thousand pre-tax charge for the potential obligation to Visa Inc. in connection with certain indemnifications provided to Visa Inc. by Visa member banks. In the first nine months of 2007, Bancorp recorded a non-recurring pre-tax gain of $710 thousand on the sale of the indirect auto portfolio and a $387 pre-tax gain on the sale of the Visa card portfolio.

Page - 18

BANK OF MARIN BANCORP

Bancorp has continued to expand its franchise with the opening of a new branch in downtown Mill Valley in June of 2008 and has secured a site for an additional branch in Greenbrae.

In November 2007, Bancorp initiated a stock repurchase plan to buy back up to $5 million of its common stock.  Bancorp purchased 88,316 shares during the first nine months of 2008 for $2.5 million, bringing the total amount purchased under this program to $4.1 million. In September 2008, Bancorp discontinued purchases under the program to preserve capital during a time of extreme economic turbulence. Bancorp has maintained a strong capital position, with total risk-based capital at September 30, 2008 of 11.6%, well over the ten percent regulatory minimum to be considered well-capitalized.

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

Allowance for Loan Losses

Allowance for loan losses is based upon estimates of loan losses and is maintained at a level considered adequate to provide for probable losses inherent in the outstanding loan portfolio. The allowance is increased by provisions charged to expense and reduced by net charge-offs.  In periodic evaluations of the adequacy of the allowance balance, management considers the Bank's past loan loss experience by type of credit, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, current economic conditions and other factors. The Bank formally assesses the adequacy of the allowance for loan losses on a quarterly basis. These assessments include the periodic re-grading of loans based on changes in their individual credit characteristics including delinquency, seasoning, recent financial performance of the borrower, economic factors, changes in the interest rate environment, and other factors as warranted. Loans are initially graded when originated. They are reviewed as they are renewed, when there is a new loan to the same borrower and/or when identified facts demonstrate heightened risk of default. Larger problem loans are monitored continuously and formal impairment analysis for the purpose of SFAS No. 114 occurs at least quarterly.

The Bank's method for assessing the appropriateness of the allowance includes specific allowances for identified problem loans, an allowance factor for categories of credits, and allowances for changing environmental factors (e.g., portfolio trends, concentration of credit, growth, economic factors). Allowances for identified problem loans are based on specific analysis of individual credits. Loss estimation factors for loan categories are based on analysis of local economic factors applicable to each loan categories. Allowances for changing environmental factors are management's best estimate of the probable impact these changes have had on the loan portfolio as a whole.

Page - 19

BANK OF MARIN BANCORP

Share-Based Payment

On January 1, 2006, the Bank adopted the provisions of SFAS No.123R, “Share-Based Payment,” which requires that all share-based payments, including stock options and nonvested restricted common shares, be recognized as an expense in the income statement based on the grant-date fair value of the award with a corresponding increase to common stock.

The Bank determines the fair value of stock options at grant date using the Black-Scholes pricing model that takes into account the stock price at the grant date, the exercise price, the expected dividend yield, stock price volatility and the risk-free interest rate over the expected life of the option. The Black-Scholes model requires the input of highly subjective assumptions including the expected life of the stock-based award and stock price volatility.  The estimates used in the model involve inherent uncertainties and the application of management judgment.  As a result, if other assumptions had been used, the Bank’s recorded stock-based compensation expense could have been materially different from that reflected in these financial statements. The fair value of nonvested restricted common shares generally equals the stock price at grant date.  In addition, the Bank is required to estimate the expected forfeiture rate and only recognize expense for those share-based awards expected to vest.  If the Bank’s actual forfeiture rate is materially different from the estimate, the share-based compensation expense could be materially different.  For additional discussion of SFAS No.123R, see Note 6 of the Notes to Consolidated Financial Statements in this Form 10-Q.

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

Page - 20

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

The Bank has established and documented a process for determining fair value. For detailed information on the Bank’s use of fair valuation of financial instruments and our related valuation methodologies, see Note 3 of the Consolidated Financial Statements in this Form 10-Q.

RESULTS OF OPERATIONS

Overview

Highlights of the financial results are presented in the following table:

	As of and for the three months ended			As of and for the nine months ended
(dollars in thousands except per share data)	September 30, 2008	June 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
For the period:
Net income	$2,695	$3,386	$3,189	$9,357	$9,066
Net income per share
Basic	0.53	0.66	0.62	1.82	1.74
Diluted	0.52	0.65	0.60	1.79	1.70
Return on average equity	11.37%	14.73%	14.83%	13.55%	14.37%
Return on average assets	1.10%	1.48%	1.38%	1.35%	1.36%
Cash dividend payout ratio	26.42%	21.21%	20.97%	23.08%	21.84%
Efficiency ratio	55.11%	54.14%	55.97%	54.39%	57.75%
At period end:
Book value per share	18.43	18.00	16.73	18.43	16.73
Total assets	984,739	952,539	924,044	984,739	924,044
Total loans, gross	839,007	799,510	685,975	839,007	685,975
Total deposits	$849,228	$801,220	$809,414	$849,228	$809,414
Loan-to-deposit ratio	98.80%	99.79%	84.75%	98.80%	84.75%

Net Interest Income

Net interest income is the difference between the interest earned on loans, investments and other interest-earning assets and the interest expense on deposits and other interest-bearing liabilities. Net interest income is impacted by changes in general market interest rates and by changes in the amounts and composition of interest-earning assets and interest-bearing liabilities. The table below indicates net interest income, net interest margin, and net interest rate spread for each period presented. Net interest margin is expressed as net interest income divided by average interest-earning assets. Net interest rate spread is the difference between the average rate earned on total interest-earning assets and the average rate incurred on total interest-bearing liabilities. Both of these measures are reported on a taxable-equivalent basis.  Net interest margin is higher than net interest rate spread because net interest margin reflects interest income earned on assets funded with non-interest-bearing sources of funds, which include demand deposits and stockholders’ equity.

Interest rate changes can create fluctuations in the net interest margin due to an imbalance in the timing of repricing or maturity of assets or liabilities. Interest rate risk exposure is managed with the goal of minimizing the impact of interest rate volatility on the net interest margin.

Page - 21

The following table, Distribution of Average Statements of Condition and Analysis of Net Interest Income, compares interest income and average interest-earning assets with interest expense and average interest-bearing liabilities for the periods presented. The tables also indicate net interest income, net interest margin and net interest rate spread for each period presented.

Distribution of Average Statements of Condition and Analysis of Net Interest Income

	Three months ended			Three months ended			Three months ended
	September 30, 2008			June 30, 2008			September 30, 2007
(in thousands)	Average Balance	Interest Income/ Expense (1)	Yield/ Rate (1)	Average Balance	Interest Income/ Expense (1)	Yield/ Rate (1)	Average Balance	Interest Income/ Expense (1)	Yield/ Rate (1)
Assets
Federal funds sold	$5,065	$25	1.93%	$208	$1	2.23%	$93,732	$1,240	5.18%
Investment securities
U.S. Government agencies	71,726	892	4.95%	71,206	882	4.98%	85,557	1,063	4.93%
Other	5,697	91	6.35%	5,906	78	5.39%	7,652	115	5.96%
Obligations of state and political subdivisions	20,184	282	5.56%	19,607	261	5.34%	13,909	172	4.90%
Loans (2)	819,886	13,833	6.71%	776,821	13,400	6.94%	668,636	13,283	7.88%
Total interest-earning assets	922,558	15,123	6.52%	873,748	14,622	6.73%	869,486	15,873	7.24%
Cash and due from banks	23,248			22,048			22,847
Bank premises and equipment, net	8,699			8,377			8,132
Interest receivable and other assets	17,530			17,016			15,397
Total assets	$972,035			$921,189			$915,862
Liabilities and Stockholders' Equity
Interest-bearing transaction accounts	$78,650	$93	0.47%	$77,812	$96	0.50%	$76,189	$74	0.38%
Savings and money market accounts	459,633	1,833	1.59%	400,627	1,583	1.59%	440,131	3,882	3.50%
Time accounts	82,992	562	2.69%	82,071	650	3.18%	85,770	877	4.05%
CDARS® reciprocal deposits	7,640	50	2.60%	823	4	1.95%	---	---	---
Purchased funds	22,484	110	1.95%	43,371	234	2.17%	10,246	107	4.15%
Subordinated debenture	5,000	69	5.40%	5,000	68	5.40%	5,000	102	8.19%
Total interest-bearing liabilities	656,399	2,717	1.65%	609,704	2,635	1.74%	617,336	5,042	3.24%
Demand accounts	213,618			211,193			206,579
Interest payable and other liabilities	7,730			7,857			6,597
Stockholders' equity	94,288			92,435			85,350
Total liabilities & stockholders' equity	$972,035			$921,189			$915,862

Net interest income (1)		$12,406			$11,987			$10,831
Net interest margin			5.35%			5.52%			4.94%
Net interest rate spread			4.87%			4.99%			4.00%

	Nine months ended			Nine months ended
	September 30, 2008			September 30, 2007
(in thousands)	Average Balance	Interest Income/ Expense (1)	Yield/ Rate (1)	Average Balance	Interest Income/ Expense (1)	Yield/ Rate (1)
Assets
Federal funds sold	$5,475	$138	3.31%	$42,207	$1,657	5.18%
Investment securities
U.S. Treasury securities	---	---	---	423	8	2.42%
U.S. Government agencies	72,012	2,641	4.90%	74,509	2,714	4.87%
Other	6,347	258	5.43%	7,736	336	5.81%
Obligations of state and political subdivisions	18,890	798	5.64%	12,991	477	4.91%
Loans (2)	777,686	40,545	6.96%	700,712	41,068	7.84%
Total interest-earning assets	880,410	44,380	6.73%	838,578	46,260	7.38%
Cash and due from banks	22,279			25,017
Bank premises and equipment, net	8,316			8,270
Interest receivable and other assets	16,961			16,223
Total assets	$927,966			$888,088

Liabilities and Stockholders' Equity
Interest-bearing transaction accounts	$78,331	$277	0.47%	$75,994	$225	0.40%
Savings and money market accounts	422,852	5,607	1.77%	407,852	11,052	3.62%
Time accounts	82,323	1,962	3.18%	86,959	2,628	4.04%
CDARS® reciprocal deposits	2,854	55	2.57%	---	---	---
Purchased funds	28,942	473	2.18%	18,880	671	4.75%
Subordinated debenture	5,000	229	6.02%	5,000	302	8.06%
Total interest-bearing liabilities	620,302	8,603	1.85%	594,685	14,878	3.34%
Demand accounts	207,792			202,660
Interest payable and other liabilities	7,600			6,366
Stockholders' equity	92,272			84,377
Total liabilities & stockholders' equity	$927,966			$888,088

Net interest income (1)		$35,777			$31,382
Net interest margin			5.43%			5.00%
Net interest rate spread			4.88%			4.04%

(1) Yields and interest income are presented on a taxable-equivalent basis using the Federal statutory rate of 35 percent.
(2) Average balances on loans outstanding include non-performing loans, if any. The amortized portion of net loan origination fees is included in interest income on loans, representing an adjustment to the yield.

Page - 22

BANK OF MARIN BANCORP

Third Quarter 2008 Compared to Third Quarter 2007

The tax-equivalent net interest margin increased to 5.35% in the third quarter of 2008, up 41 basis points from the third quarter of 2007. Sharply lower rates on deposits, purchased funds and borrowed funds were only partially offset by lower loan yields. The drop of 100 basis points in the Federal funds target rate in the latter part of 2007 and 225 basis points in the first four months of 2008 resulted in lower offered rates on deposits and lower borrowing rates only partially offset by lower loan yields, favorably impacting the net interest margin. The net interest margin was also enhanced by a shift in the mix of interest-earning assets from Federal funds sold to higher-yielding loans, partially offset by an increase in purchased funds whose cost is higher than the average cost of the Bank’s interest-bearing deposits. The impact to the net interest margin of the $823 thousand non-accrual loan balances as of September 30, 2008 was not significant.

Total average interest-earning assets increased $53.1 million, or 6.1%, in the third quarter of 2008 compared to the third quarter of 2007. The increase primarily relates to loan growth of $151.3 million, partially offset by a decline of $88.7 million in Federal funds sold and a decline in investment securities of $9.5 million.  Federal funds sold declined as the proceeds from the sale of the indirect auto loan portfolio in the second quarter of 2007, initially invested in Federal funds sold, were later reinvested in loans.

The average yield on interest-earning assets decreased 72 basis points in the third quarter of 2008 compared to the third quarter in 2007.  The decline in yield on loans was only partially offset by increased yields on investment securities. The yield on the loan portfolio, which comprised 88.9% and 76.9% of average interest-earning assets in the quarters ended September 20, 2008 and 2007, respectively, decreased 117 basis points in the third quarter of 2008 over the comparable period a year ago due to the downward repricing of variable-rate loans and new loans originated at lower market rates, as well as maturities and pay downs of loans with higher yields.

In the quarter ended September 30, 2008, the yield on the portfolio of agency securities was essentially unchanged from the same quarter a year ago. Agency securities comprised 7.8% and 9.8% of average interest-earning assets in the third quarter of 2008 and 2007, respectively. These securities generally have shorter lives than other securities in the portfolio and mature or are called more quickly. The flat yield on agency securities in a declining rate environment is primarily due to increased demand for safe securities in a volatile economic climate. The yield on municipal bond securities, which comprised 2.2% or less of interest-earning assets in each of these two quarters, increased 66 basis points at quarter end September 30, 2008 from the same quarter a year ago. The increase relates to the purchase of municipal bonds at higher market rates than those maturing. In 2008, higher rates on new municipal bonds resulted from reduced market demand due to growing concern over the stability of certain companies that insure municipal bonds and investor concern over the credit risk of certain municipalities. At the same time, investor demand moved toward safer treasury securities because of the current volatile market conditions. These market conditions required some municipalities to offer higher rates to attract investors.

The yield on Federal funds sold decreased 325 basis points in the quarter ended September 30, 2008 compared to the quarter ended September 30, 2007 as a direct result of the decline in the Federal funds target rate.

The average balance of interest-bearing liabilities increased $39.1 million, or 6.3%, in the third quarter of 2008 compared to the same period a year ago. The increase was comprised of $26.9 million in interest-bearing deposit accounts and $12.2 million in funds purchased to support loan growth.

The rate on interest-bearing liabilities decreased 159 basis points in the third quarter of 2008 compared to the same quarter a year ago. The overall cost of liabilities was affected by lower offered deposit rates and the mix between deposits and other interest-bearing liabilities. The rate on savings and money market accounts, which comprised 70.0% and 71.3% of average interest-bearing liabilities in the quarters ended September 20, 2008 and 2007, respectively, decreased 191 basis points compared to the same quarter a year ago and the rate on time deposits, which comprised 12.6% and 13.9% of interest-bearing liabilities in the two periods, respectively, decreased 136 basis points in the same comparable periods.  The decreases reflected sharply declining market rates. The rate on purchased funds decreased 220 basis points in the third quarter of 2008 compared to the same quarter last year, primarily reflecting the decline in the Federal funds target rate. The rate on the subordinated debenture decreased 279 basis points due to a decline in the LIBOR rate, to which the borrowing is indexed.

Page - 23

BANK OF MARIN BANCORP

In the third quarter of 2008, the mix of deposits was consistent with the composition of deposits in the third quarter of 2007.

Third Quarter of 2008 Compared to Second Quarter of 2008

The tax equivalent net interest margin decreased to 5.35% in the third quarter of 2008, down 17 basis points from the prior quarter. In the third quarter of 2008, there were no changes in the Federal funds target rate.  Rates offered on the largest component of interest-bearing liabilities, savings and money market accounts, were unchanged while the yield on loans, the largest component of interest-earning assets, declined slightly due to factors discussed below, negatively impacting the net interest margin. The margin was also impacted by a shift in the mix of deposits from demand deposits, on which no interest is paid, to savings and money market accounts.

Total average interest-earning assets increased $48.8 million, or 5.6%, in the third quarter of 2008 compared to the prior quarter. The increase primarily relates to $43.1 million loan growth and $4.9 million in increased Federal funds sold.

The average yield on total interest-earning assets decreased 21 basis points in the quarter ended September 30, 2008 compared to the prior quarter. The yield on the loan portfolio, which comprised 88.9% of average interest-earning assets in each of the quarters ended September 30, 2008 and June 30, 2008, decreased 23 basis points due to the downward re-pricing of variable-rate loans and new loans originated at lower market rates. The decline in loan yields was partially offset by increased yields on municipal bonds and other investments due to factors previously discussed.

The average balance of interest-bearing liabilities increased $46.7 million, or 7.7%, in the third quarter of 2008 compared to the prior quarter.  Increases of $59.0 million in savings and money market accounts, $6.8 million in CDARSâ reciprocal deposits, $838 thousand in interest-bearing transaction accounts and $921 thousand in time deposits were partially offset by a decline of $20.9 million in purchased funds.

The rate on interest-bearing liabilities decreased 9 basis points in the third quarter of 2008 compared to the prior quarter, primarily due to the repricing of time accounts and lower cost of purchased funds. The rate on savings and money market accounts, which comprised 70.0% and 65.7% of average interest-bearing liabilities in the quarters ended September 20, 2008 and June 30, 2008, respectively, was unchanged from the prior quarter while the rate on time deposits, which comprised 12.6% and 13.5% of interest-bearing liabilities in these two periods, respectively, decreased 49 basis points reflecting maturities of higher-rate deposits. The rate on purchased funds declined 22 basis points reflecting the injection of liquidity into the market by the Federal Reserve late in the third quarter of 2008.

In the third quarter of 2008, the average balance of demand deposits, on which no interest is paid, decreased to 25.4% of average deposits, down from 27.3% in the prior quarter.  Savings and money market accounts increased to 54.6% of average deposits in the third quarter of 2008, up from 51.9% in the second quarter of 2008, while the proportion of time deposits, including CDARSâ reciprocal deposits, remained essentially unchanged at approximately 11%, and interest-bearing transaction accounts declined slightly to 9.3% from 10.1%.

Nine Months ended September 30, 2008 Compared to Nine Months ended September 20, 2007

The tax-equivalent net interest margin increased to 5.43% in the first nine months of 2008, up 43 basis points from the first nine months of 2007. Lower rates on deposits, purchased funds and subordinated debt were only partially offset by lower loan yields.

Average interest-earning assets increased $41.8 million, or 5.0%, in the first nine months of 2008 compared to the first nine months of 2007.  The increase primarily relates to loan growth of $77.0 million, partially offset by a $36.7 million decline in Federal funds sold. Federal funds sold declined as the proceeds from the sale of the indirect auto portfolio in the second quarter of 2007, which were initially invested in Federal funds, were later reinvested in loans.

The average yield on interest-earning assets decreased 65 basis points in the nine-month period ended September 30, 2008 compared to the same period a year ago.  The decline in yield on loans was only partially offset by increased yields on most categories of investment securities. The yield on the loan portfolio, which comprised 88.3% and 83.6% of average earning assets in the nine-months ended September 30, 2008 and 2007, respectively, decreased 88 basis points in the first nine months of 2008 compared to the first nine months of 2007 due to the downward repricing of variable rate loans and new loans originated at lower market rates, as well as maturities and pay downs of higher yielding loans.

Page - 24

BANK OF MARIN BANCORP

The yield on the portfolio of agency securities, which comprised 8.2% and 8.9% of interest-earning assets the first nine months of 2008 and 2007, respectively, remained fairly consistent between these periods. The yield on municipal bonds, which comprised approximately 2% of interest-earning assets in both of the nine-month periods ended September 30, 2008 and 2007, increased 73 basis points in the nine months ended September 30, 2008 compared to the same period in 2007 due to higher rates on new securities as discussed earlier.

The average balance of interest-bearing liabilities increased $25.6 million, or 4.3%, in the first nine months of 2008 compared to the first nine months of 2007.  Increases in savings and money market accounts of $15.0 million, purchased funds of $10.1 million, CDARSâ reciprocal deposits of $2.8 million and interest-bearing transaction accounts of $2.3 million were partially offset by a decline of $4.6 million in time deposits.

The rate on interest-bearing liabilities decreased 149 basis points in the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007, reflecting generally declining market rates.  The rate on savings and money market accounts decreased 185 basis points in the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007. The rate on time deposits declined only 86 basis points in the same comparable period since time deposits have longer maturities and the rates on customer accounts change less frequently. The rate on purchased funds declined 257 basis points, primarily due to declines in the target Federal funds rate. The rate on borrowed funds declined 204 basis points due to a decline in LIBOR, to which the borrowing rate is indexed.

The mix of deposits was relatively unchanged in the nine-month period ended September 30, 2008 compared to the same period a year ago.

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

The Bank's provision for loan losses was $1.7 million in the third quarter of 2008 compared to $200 thousand in the third quarter of 2007, and $510 thousand in the second quarter of 2008.  During the first nine months of 2008, the provision for loan losses totaled $2.8 million compared to $340 thousand in the first nine months of 2007. The allowance for loan losses as a percentage of loans totaled 1.11% at September 30, 2008, compared to 1.07% at June 30, 2008, and 1.05% at September 30, 2007. The increases to the provision and allowance for loan losses reflect the significant level of loan growth that the Bank experienced in 2007 and 2008, an increased allocation for economic uncertainty, and increases to the specific reserve where needed. The U.S. economies are experiencing significantly reduced business activity as a result of, among other factors, disruptions in the financial system dramatic declines in the housing market and increasing unemployment rate. Over the last quarter, there has been unprecedented volatility and deterioration in the financial markets, witnessing the failure of well-known companies and inducing a national recession. In this environment, loan quality has already shown softness as a result of general economic conditions, and could deteriorate even further.  Consequently, the Bank has increased the economic factor from 0.20% at September 30, 2007 to 0.225% at June 30, 2008 and 0.25% at September 30, 2008, resulting in increases in allowance for loan losses related to economic uncertainty of $648 thousand in the nine months ended September 30, 2008 and $299 thousand in the third quarter of 2008.  The specific reserve increased from zero at September 30, 2007 to $251 thousand at June 30, 2008 and to $363 thousand at September 30, 2008.

Net charge-offs in the first nine months of 2008 totaling $1.1 million and in the third quarter of 2008 totaling $969 thousand primarily relate to the charge-off of one unsecured commercial line of credit and one commercial term loan collateralized by a residence where the Bank holds the second deed of trust.  Net charge-offs in the first nine months of 2007 totaled $88 thousand and in the third quarter of 2007 totaled $26 thousand.

Page - 25

BANK OF MARIN BANCORP

Non-interest Income

The table below details the components of non-interest income.

				September 30, 2008 compared to June 30, 2008		September 30, 2008 compared to September 30, 2007
	Three months ended			Amount	Percent	Amount	Percent
(dollars in thousands)	September 30, 2008	June 30, 2008	September 30, 2007	Increase (Decrease)	Increase (Decrease)	Increase (Decrease)	Increase (Decrease)

Service charges on deposit accounts	$417	$430	$325	$(13)	(3.0%)	$92	28.3%
Wealth Management Services	330	310	331	20	6.5%	(1)	(0.3%)
Unrealized gain on Visa portfolio	---	---	387	---	---	(387)	NM
Other non-interest income
Earnings on bank owned life insurance	154	151	146	3	2.0%	8	5.5%
Customer banking fees and other charges	97	116	133	(19)	(16.4%)	(36)	(27.1%)
Other income	196	272	264	(76)	(27.9%)	(68)	(25.8%)
Total other non-interest income	447	539	543	(92)	(17.1%)	(96)	(17.7%)
Total non-interest income	$1,194	$1,279	$1,586	$(85)	(6.6%)	$(392)	(24.7%)

NM-Not Meaningful

	Nine months ended		Amount	Percent
(dollars in thousands)	September 30, 2008	September 30, 2007	Increase (Decrease)	Increase (Decrease)

Service charges on deposit accounts	$1,253	$894	$359	40.2%
Wealth Management Services	976	904	72	8.0%
Unrealized gain on indirect auto and Visa portfolio	---	1,097	(1,097)	NM
Net gain on redemption of shares in Visa, Inc	457	---	457	NM
Other non-interest income
Earnings on bank owned life insurance	452	429	23	5.4%
Customer banking fees and other charges	307	408	(101)	(24.8%)
Other income	730	755	(25)	(3.3%)
Total other non-interest income	1,489	1,592	(103)	(6.5%)
Total non-interest income	$4,175	$4,487	$(312)	(7.0%)

NM -  Not Meaningful

Non-interest income for the third quarter of 2008 decreased $392 thousand, or 24.7%, as compared to the third quarter of 2007 and decreased $85 thousand, or 6.6%, compared to the prior quarter. The third quarter of 2007 included a net gain of $387 thousand on the sale of the Visa portfolio. Excluding this gain, non-interest income in the third quarter of 2008 remained constant with the same quarter a year ago.

Service charges on deposit accounts for the third quarter of 2008 increased $92 thousand, or 28.3%, from the comparable quarter a year ago and decreased $13 thousand, or 3.0%, from the preceding quarter. The increase from the third quarter of 2007 is primarily attributable to an increase in fees from the Bank’s business analysis accounts, primarily reflecting a reduced earnings credit, as well as an increase in the volume of fees on checks drawn against insufficient funds.  Wealth Management Services (WMS) income remained relatively unchanged from the third quarter of 2007, and increased $20 thousand, or 6.5%, from the prior quarter, reflecting new assets under management and one-time estate settlement fees, partially offset by market declines affecting fees. Other non-interest income for the third quarter of 2008 decreased $96 thousand, or 17.7%, from the third quarter of 2007 and decreased $92 thousand, or 17.1%, from the prior quarter. The decrease from the same quarter a year ago is primarily due to decreases in reverse mortgage fees (the Bank terminated this service on May 1, 2008), cash manager fees, Visa fees (due to the start-up of the new program following the sale of the Visa portfolio in the third quarter of 2007), and remote deposit capture fees (which are charged as part of business analysis account fees). The decrease compared to the prior quarter primarily relates to decreases in miscellaneous income (due to interest the Bank received on amended tax returns in the second quarter of 2008) and cash manager fees (due to temporary waiver of cash manager fees when customers agreed to switch to a new on balance sheet sweep product), partially offset by an increase in merchant card interchange fees.

Page - 26

BANK OF MARIN BANCORP

Non-interest income totaled $4.2 million for the first nine months of 2008, a decrease of $312 thousand, or 7.0%, from the first nine months of 2007. The adoption of SFAS No. 159 and the subsequent sale of the indirect auto loan portfolio and Visa portfolio generated a net gain in the first nine months of 2007 of $1.1 million, while in the first nine months of 2008, the sale of shares of Visa Inc. generated a net gain of $457 thousand. Excluding these nonrecurring gains, non-interest income in the first nine months of 2008 increased 9.7% from the comparable period a year ago. The net gain on sale of the auto portfolio is comprised of $520 thousand recorded in the first quarter of 2007 representing the change in the fair value of the portfolio during the quarter, plus a net gain recorded in the second quarter representing the pre-tax gain on the sale totaling $489 thousand based on actual proceeds, net of selling expenses of $299 thousand, including commissions, legal fees and conversion costs. The $387 thousand gain recorded in the third quarter of 2007 represents the premium received on the sale of the Visa portfolio. The $457 thousand gain recorded in the first quarter of 2008 represents the mandatory redemption of a portion of the Bank’s shares of Visa, Inc.

Service charges on deposit accounts in the first nine months of 2008 increased $359 thousand, or 40.2%, compared to the first nine months of 2007, primarily attributable to an increase effective April 1, 2007 in the fees the Bank charges for checks drawn against insufficient funds combined with higher volume, as well as reduced earnings credits provided to certain customer accounts, driving higher business analysis fees. WMS income totaled $976 thousand during the first nine months of 2008, an increase of $72 thousand, or 8.0%, compared to the same period in 2007, primarily reflecting new assets under management and one-time estate settlement fees, partially offset by market declines affecting fees.  Other non-interest income for the first nine months of 2008 totaled $1.5 million and reflected lower remote deposit capture fees, Visa fees, reverse mortgage fees (this service was terminated on May 1, 2008), and cash manager fees, partially offset by higher miscellaneous income (due to interest the Bank received in the second quarter of 2008 on amended tax returns).

Non-interest Expense

The table below details the components of non-interest expense.

				September 30, 2008 compared to June 30, 2008		September 30, 2008 compared to September 30, 2007
	Three months ended			Amount	Percent	Amount	Percent
(dollars in thousands)	September 30, 2008	June 30, 2008	September 30, 2007	Increase (Decrease)	Increase (Decrease)	Increase (Decrease)	Increase (Decrease)
Salaries and related benefits	$4,179	$4,035	$3,938	$144	3.6%	$241	6.1%
Occupancy and equipment	802	793	716	9	1.1%	86	12.0%
Depreciation & amortization	351	327	318	24	7.3%	33	10.4%
Data processing	480	430	411	50	11.6%	69	16.8%
Professional services	336	419	536	(83)	(19.8%)	(200)	(37.3%)
Other non-interest expense
FDIC insurance	131	112	97	19	17.0%	34	35.1%
Advertising	101	87	79	14	16.1%	22	27.8%
Director expense	105	117	65	(12)	(10.3%)	40	61.5%
Other expense	957	820	766	137	16.7%	191	24.9%
Total other non-interest expense	1,294	1,136	1,007	158	13.9%	287	28.5%
Total non-interest expense	$7,442	$7,140	$6,926	$302	4.2%	$516	7.5%

	Nine months ended		Amount	Percent
(dollars in thousands)	September 30, 2008	September 30, 2007	Increase (Decrease)	Increase (Decrease)
Salaries and related benefits	$12,372	$12,064	$308	2.6%
Occupancy and equipment	2,363	2,155	208	9.7%
Depreciation & amortization	996	929	67	7.2%
Data processing	1,355	1,254	101	8.1%
Professional services	1,161	1,239	(78)	(6.3%)
Other non-interest expense
FDIC insurance	366	141	225	159.6%
Advertising	291	250	41	16.4%
Director expense	335	291	44	15.1%
Other expense	2,344	2,322	22	0.9%
Total other non-interest expense	3,336	3,004	332	11.1%
Total non-interest expense	$21,583	$20,645	$938	4.5%

Page - 27

BANK OF MARIN BANCORP

Non-interest expense for the third quarter of 2008 increased $516 thousand, or 7.5%, as compared to the third quarter of 2007, and increased by $302 thousand, or 4.2%, from the prior quarter.

Salaries and benefits for the third quarter of 2008 increased $241 thousand, or 6.1%, when compared to the third quarter of 2007 and increased by $144 thousand, or 3.6%, when compared to the prior quarter. The increase from the third quarter of 2007 primarily reflects higher salaries, payroll taxes, employee insurance and bonus accrual due to a higher level of full-time equivalent employees (FTE), which totaled 197, 187 and 188 in September 2008, June 2008 and September 2007, respectively. These expenses are partially offset by lower capitalization of deferred loan costs as defined in SFAS No. 91 “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases”  and lower stock-based compensation. The increase from the prior quarter reflects higher expenses associated with a higher level of FTE and higher commissions, partially offset by lower retirement benefit plan contributions (as company matching contribution maximums were met) and lower capitalization of deferred loan costs.

Occupancy and equipment expenses increased $86 thousand, or 12.0%, from the third quarter of 2007 and increased $9 thousand, or 1.1% from the prior quarter.  The increase from the third quarter of 2007 is primarily due to higher maintenance and repair costs and higher rent associated with a new branch facility opened in June 2008.  The increase from the prior quarter primarily reflects an increase in property taxes, maintenance and repairs and utilities.

Depreciation and amortization expenses for the third quarter of 2008 increased $33 thousand, or 10.4%, from the third quarter of 2007 and increased $24 thousand or 7.3% from the previous quarter.  These increases are primarily due to addition of leasehold improvements associated with the remodeling of the San Rafael branch and the addition of the Mill Valley branch during the second quarter of 2008.

Data processing expense for the third quarter of 2008 increased $69 thousand, or 16.8% when compared to the third quarter of 2007 and increased $50 thousand, or 11.6%, compared to the previous quarter. The increases are due to the contractually stipulated price increases that are part of the Bank’s long-term agreement with its data processing provider as well as one time fees associated with network upgrades, set-up of the Bank’s new cash manager sweep program, and the related training costs.

Professional services for the third quarter of 2008 decreased $200 thousand, or 37.3%, from the third quarter of 2007 and decreased $83 thousand, or 19.8% from the second quarter of 2008. The decreases primarily relate to lower professional fees related to expenses associated with the formation of the holding company in 2007 and the discontinuation of a consulting agreement that began in July of 2006 and ended in June of 2008.

Other non-interest expense for the third quarter of 2008 increased by $287 thousand, or 28.5% compared to the third quarter of 2007 and increased by $158 thousand, or 13.9%, from the second quarter of 2008. The increase from third quarter 2007 is primarily due to higher correspondent bank charges, related to reduced earnings credits, cash sweep management expense related to the new sweep program, provision for losses on off-balance sheet commitments, FDIC insurance (for an industry-wide FDIC assessment) and higher marketing research. The increase from the prior quarter reflects higher provision for losses on off-balance sheet commitments, other processing costs, special events, FDIC insurance and marketing research.

Non-interest expense totaled $21.6 million for the first nine months of 2008, an increase of $938 thousand, or 4.5%, from the corresponding period of 2007.  Excluding the $242 thousand Visa litigation reversal in the first quarter of 2008 (see Note 11 of the Notes to Consolidated Financial Statements in this Form 10-Q), non-interest expense for the nine months ended September 30, 2008 increased $1.2 million, or 5.7%.  Salaries and benefits increased by $308 thousand, or 2.6%, primarily reflecting a higher bonus accrual, salaries and commissions. Occupancy and equipment expense increased by $208 thousand, or 9.7%, in the first nine months of 2008 compared to the same period in 2007, mainly due to increases in premise rent associated with the new branch facility as well as higher maintenance and repairs.  Depreciation and amortization in the nine month period ended September 30, 2008 increased by $67 thousand, or 7.2% from the same period a year ago.  This increase reflects the remodeling of the San Rafael and Northgate branches in the second quarter of 2008 and 2007, respectively.  Data processing expense increased by $101 thousand, or 8.1%, which primarily reflects a one time de-conversion fee that was booked in the first nine months of 2008 related to credit card customers. Professional services decreased in the first nine months of 2008 compared to the same period in the prior year by $78 thousand, or 6.3%, largely attributable to a decrease in expenses associated with the holding company formation in 2007 and other Bank initiatives.  Other non-interest expense increased by $332 thousand, or 11.1%, reflecting increases in FDIC insurance (for an industry-wide FDIC assessment), other processing costs, information technology (for new products and special projects) and marketing research.

Page - 28

BANK OF MARIN BANCORP

FDIC insurance is expected to increase approximately 10% for the added surcharge for increased unlimited coverage on non-interest-bearing transaction deposit beginning in the fourth quarter of 2008 through December of 2009.  FDIC insurance is also expected to increase from 5 basis points to 12 basis points per $100 covered for the first quarter of 2009, related to a proposed uniform increased assessment.  This new base assessment rate for all FDIC member banks will be subject to adjustment beginning April 1, 2009 based on the member bank’s risk.

Provision for Income Taxes

Bancorp reported a provision for income taxes of $1.7 million, $2.2 million, and $2.1 million for the quarters ended September 30, 2008, June 30, 2008, and September 30, 2007, respectively.  The effective tax rates were 38.4%, 38.9% and 39.2% for those same periods.  These provisions reflect accruals for taxes at the applicable rates for federal income tax and California franchise tax based upon reported pre-tax income, and adjusted for the effects of all permanent differences between income for tax and financial reporting purposes (such as earnings on qualified municipal securities, bank owned life insurance policies and certain tax-exempt loans). Therefore, there are normal fluctuations in the effective rate from period to period based on the relationship of net permanent differences to income before tax. The Bank has not been subject to an alternative minimum tax (AMT).

Bancorp and the Bank have entered into a tax allocation agreement which provides that income taxes shall be allocated between the parties on a separate entity basis.  The intent of this agreement is that each member of the consolidated group will incur no greater tax liability than it would have incurred on a stand-alone basis.

FINANCIAL CONDITION

Summary

During the first nine months of 2008, total assets increased $50.8 million to $984.7 million from December 31, 2007. This increase in assets primarily reflects an increase in net loans of $112.4 million, offset by declines in Federal funds sold of $47.5 million and investment securities of $6.3 million. The decrease in Federal funds sold and related increase in borrowings of $28.6 million are attributable to the increase in loans net of deposit changes. Total liabilities increased by $43.9 million from December 31, 2007, with an increase in deposits of $14.6 million. Deposit balances at December 31, 2007 included a $53.0 million deposit from one customer placed with the Bank in the last week of 2007, which left the Bank in January 2008. Excluding this deposit, the increase in deposit balances from December 31, 2007 to September 30, 2008 totaled $67.6 million.  As shown in the table below, the increase in loans primarily reflects increases in commercial real estate, residential and commercial loans.

(Dollars in thousands)	September 30, 2008	December 31, 2007
Commercial loans	$136,879	$124,336
Real estate
Commercial owner-occupied	146,413	132,614
Commercial investor	304,477	257,127
Construction	105,977	97,153
Residential (a)	110,561	78,860
Installment and other consumer	34,700	34,788
Total loans	839,007	724,878
Allowance for loan losses	9,271	7,575
Total net loans	$829,736	$717,303

(a) The residential loan portfolio includes no sub-prime loans at September 30, 2008 and December 31, 2007.

At September 30, 2008, the Bank had six non-accrual loans totaling $823 thousand.  At December 31, 2007 the Bank had one non-accrual loan totaling $144 thousand.  Impaired loan balances at each period-end approximated the balance of nonaccrual loans.

Page - 29

BANK OF MARIN BANCORP

The Bank’s investment securities portfolios declined by $6.3 million, to $93.9 million during the first nine months of 2008.  For more information on investment securities, see Note 4 to the Consolidated Financial Statements and Item 1A “Risk Factors” in this Form 10-Q.

During August 2008, the Bank purchased $2.2 million in new bank owned life insurance policies (BOLI). BOLI totaled $16.8 million at September 30, 2008, compared to $14.1 million at December 30, 2007, and is recorded in other assets. Other assets also include net deferred tax assets of $6.3 million and $5.1 million at September 30, 2008 and December 31, 2007, respectively. These deferred tax assets consist primarily of tax benefits expected to be realized in future periods related to temporary differences of allowance for loan losses, depreciation, net unrealized loss on securities available for sale and deferred compensation.  Management believes these assets to be realizable due to the Bank’s consistent record of earnings and the expectation that earnings will continue at a level adequate to realize such benefits.

During the first nine months of 2008, total liabilities increased $43.9 million to $890.1 million.  The increase in total liabilities was primarily due to an increase in overnight borrowings of $13.6 million, a new 2.07% fixed-rate putable 10-year advance of $15.0 million from the FHLB, and an increase in deposits of $14.6 million. Excluding the $53.0 million short-term deposit placed with the Bank over year-end of 2007 discussed above, deposits increased $67.6 million from December 31, 2007. The growth in deposits was positively impacted by the introduction of an on-balance sheet sweep account program in June of 2008. The previous program swept customer balances over an agreed amount to a vendor who invested the funds outside the Bank. The current program provides for these funds to remain at the Bank. This allowed $33.7 million of customer deposits, which previously would have been swept off the balance sheet, to remain on the balance sheet at September 30, 2008. In addition, recent failures in certain banks led to increased customer concern over deposit safety. The Bank believes that it has successfully attracted new money due to the financial soundness of the Bank. In March 2008, the Bank introduced a new deposit product, Certificate of Deposit Account Registry Service (CDARS®). CDARS® is a network through which the bank offers full FDIC insurance coverage in excess of the regulatory maximum by placing deposits in multiple banks participating in the network. CDARS® reciprocal deposits totaled $16.7 million at September 30, 2008.

Stockholders’ equity increased $6.9 million to $94.7 million during the first nine months of 2008.  The increase in stockholders’ equity primarily reflects the Bank’s earnings of $9.4 million and the exercise of stock options (including the associated excess tax benefits) of $1.4 million, partially offset by the repurchase of the Bank’s common stock of $2.5 million and the payment of cash dividends of $2.2 million. In September 2008, Bancorp suspended common stock repurchases to preserve capital during a time of extreme economic turbulence.

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

The Bank’s and Bancorp’s capital adequacy ratios as of September 30, 2008 and December 31, 2007 are presented in the following table.   Capital ratios are reviewed by Management on a regular basis to ensure that capital exceeds the prescribed regulatory minimums and is adequate to meet the Bank’s anticipated future needs.  For all periods presented, the Bank’s ratios exceed the regulatory definition of “well capitalized” under the regulatory framework for prompt corrective action and Bancorp’s ratios exceed the required minimum ratios for capital adequacy purposes.

Page - 30

BANK OF MARIN BANCORP

Capital Ratios for Bancorp (in thousands)	Actual Ratio		Ratio for Capital Adequacy Purposes
As of September 30, 2008	Amount	Ratio	Amount	Ratio
Total Capital (to risk-weighted assets)	$109,479	11.62%	≥ $75,389	≥ 8.00%
Tier I Capital (to risk-weighted assets)	$94,705	10.05%	≥ $37,694	≥ 4.00%
Tier I Capital (to average assets)	$94,705	9.74%	≥ $38,881	≥ 4.00%

As of December 31, 2007
Total Capital (to risk-weighted assets)	$101,066	12.06%	≥ $67,015	≥ 8.00%
Tier I Capital (to risk-weighted assets)	$88,041	10.51%	≥ $33,508	≥ 4.00%
Tier I Capital (to average assets)	$88,041	9.63%	≥ $36,588	≥ 4.00%

Capital Ratios for the Bank (in thousands)	Actual Ratio		Ratio for Capital Adequacy Purposes		Ratio to be Well Capitalized under Prompt Corrective Action Provisions
As of September 30, 2008	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk-weighted assets)	$107,288	11.39%	≥ $75,378	≥ 8.00%	≥ $94,223	≥ 10.00%
Tier I Capital (to risk-weighted assets)	$92,515	9.82%	≥ $37,689	≥ 4.00%	≥ $56,534	≥ 6.00%
Tier I Capital (to average assets)	$92,515	9.52%	≥ $38,880	≥ 4.00%	≥ $48,600	≥ 5.00%

As of December 31, 2007
Total Capital (to risk-weighted assets)	$97,179	11.61%	≥ $66,983	≥ 8.00%	≥ $83,729	≥ 10.00%
Tier I Capital (to risk-weighted assets)	$84,155	10.05%	≥ $33,491	≥ 4.00%	≥ $50,237	≥ 6.00%
Tier I Capital (to average assets)	$84,155	9.20%	≥ $36,587	≥ 4.00%	≥ $45,374	≥ 5.00%

Liquidity

The goal of liquidity management is to provide adequate funds to meet both loan demand and unexpected deposit withdrawals.  This goal is accomplished by maintaining an appropriate level of liquid assets, and formal lines of credit with the Federal Home Loan Bank of San Francisco and correspondent banks that enable the Bank to borrow funds as needed. The Bank’s Asset/Liability Management Committee (ALCO) is responsible for establishing and monitoring the Bank’s liquidity targets and strategies.

Bank management regularly adjusts its investments in liquid assets based upon its assessment of expected loan demand, expected deposit flows, yields available on interest-earning securities and the objectives of the Bank’s asset/liability management program.

The Bank obtains funds from the repayment and maturity of loans as well as deposit inflows, investment security maturities and paydowns, Federal funds purchased and FHLB advances, and other borrowings. The Bank’s primary uses of funds are the origination of loans, the purchase of investment securities, withdrawals of deposits, maturity of certificate of deposits, repayment of borrowings and dividends to common stockholders.

The Bank must retain and attract new deposits, which depends upon the variety and effectiveness of its customer account products, service and convenience, and rates paid to customers, as well as the Bank’s financial strength. Any long-term decline in retail deposit funding would adversely impact the Bank’s liquidity. Bank management anticipates that Federal funds purchased and FHLB advances will continue to be important sources of funding in the future, and management expects there to be adequate collateral for such funding requirements. A decline in Bancorp’s or the Bank’s credit worthiness would adversely affect the Bank’s ability to borrow and/or the related borrowing costs, thus impacting the Bank’s liquidity.

As presented in the accompanying unaudited consolidated statements of cash flows, the sources of liquidity vary between periods. Consolidated cash and cash equivalents at September 30, 2008 totaled $20.5 million. The primary sources of funds during the nine months ended September 30, 2008 were $28.6 million in Federal funds purchased and FHLB borrowings, $36.5 million in the maturities and paydowns of securities available for sale, $21.5 million in securities sales, $16.8 million net cash provided by operating activities and $14.6 million increase in deposits. The primary uses of funds were $115.5 million in loan originations (net of principal collections), and $52.2 million investment securities purchases.

Page - 31

BANK OF MARIN BANCORP

The Bank anticipates that it will be in a borrowing position in the short-term. If competition for deposits in the marketplace increases, the Bank’s liquidity and net interest margin may be negatively affected.  Conversely, Bank of Marin’s financial strength may draw deposits to its franchise in time of economic uncertainty.

At September 30, 2008, the Bank’s cash and cash equivalents, Federal funds sold and unpledged securities maturing within one year totaled $21.7 million. The remainder of the unpledged available for sale securities portfolio of $64.7 million provides additional liquidity. Taken together, these liquid assets equaled 8.8% of the Bank’s assets at September 30, 2008, compared to 16.2% at December 31, 2007. The decreased liquidity at September 30, 2008 was primarily due to a lower Federal funds sold level resulting from loan growth in excess of deposit growth.

The Bank anticipates that cash and cash equivalents on hand and its sources of funds will provide adequate liquidity for its operating, investing and financing needs and its regulatory liquidity requirements for the foreseeable future. Management monitors the Bank's liquidity position daily, balancing loan fundings/payments with changes in deposit activity and overnight investments. The Bank's emphasis on local deposits combined with its 9.6% equity to assets ratio, provides a very stable funding base. In addition to cash and cash equivalents, the Bank has substantial additional borrowing capacity including unsecured lines of credit totaling $65.0 million with correspondent banks and a $3.0 million line of credit with the Federal Reserve Bank to borrow overnight, which were not drawn upon at September 30, 2008. The Bank is a member of the FHLB and has a line of credit (secured under terms of a blanket collateral agreement by a pledge of certain assets) for advances of $170.7 million, of which $142.1 million was available at September 30, 2008, at an interest rate determined daily. The overnight borrowing rate generally approximates the Federal funds target rate, however due to market volatility, the rate ranged from 0.20% to 3.31% in the nine months ended September 30, 2008.  Borrowings under the line of credit are limited to eligible collateral.

Undisbursed loan commitments and standby letters of credit, which are not reflected on the statement of condition, totaled $251.2 million at September 30, 2008 at rates ranging from 3.73% to 10.25%.  This amount included $128.7 million under commercial lines of credit (these commitments are contingent upon customers maintaining specific credit standards), $74.0 million under revolving home equity lines, $37.4 million under undisbursed construction loans, $4.0 million under standby letters of credit, and the remaining $7.1 million under personal and other lines of credit.  These commitments, to the extent used, are expected to be funded through repayment of existing loans, deposit growth and FHLB borrowings. Over the next twelve months, $74.4 million of time deposits will mature. The Bank expects these funds to be replaced with new time or savings accounts.

The primary source of funds for Bancorp is dividends from the Bank.  The primary uses of funds are stockholder dividends, stock repurchases (prior to the discontinuation of the stock repurchase program in September 2008) and ordinary operating expenses.  Management anticipates that there will be sufficient earnings at the Bank level to provide dividends to Bancorp to meet its funding requirements for the foreseeable future.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

Bancorp’s most significant form of market risk is interest rate risk. The risk is inherent in its deposit and lending activities.  Bancorp’s management together with the ALCO, comprised of certain directors of the Bank, has sought to manage rate sensitivity and maturities of assets and liabilities to minimize the exposure of its earnings and capital to changes in interest rates. Additionally, interest rate risk exposure is managed with the goal of minimizing the impact of interest rate volatility on its net interest margin.

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

Page - 32

BANK OF MARIN BANCORP

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

Sensitivity refers to the impact interest rate movements will have on earnings. Asset sensitivity arises when net interest income changes more than net interest expense, and liability sensitivity arises when the cost of funds changes more than interest income as a result of interest rate movements. The decrease in 2008 in Federal funds sold and increase in loans in 2008 from 2007 has caused the Bank’s assets to be less sensitive to short-term interest rate changes.  In a declining rate environment, the Bank is expected to be asset sensitive.  The Bank is currently in a position in which deposit offered rates are low, and may not be lowered enough to offset the decline in loan interest income if market rates fall further.  If rates rise, the Bank is expected to be liability sensitive since deposit rates are likely to rise faster than loan rates. In addition, fluctuations in rates will have an immediate impact on the cost of overnight purchased funds which have supported loan growth in 2008. Also refer to “Market Risk Management” in Bank of Marin Bancorp’s 2007 Annual Report.

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

There is no pending, or to management's knowledge, any threatened, material legal proceedings to which Bancorp is a party, or to which any of Bancorp’s properties are subject.  There are no material legal proceedings to which any director, any nominee for election as a director, any executive officer of Bancorp, or any associate of any such director, nominee or officer is a party adverse to Bancorp.

Bancorp recorded a liability of $242 thousand in the fourth quarter of 2007 to cover its potential liability to Visa, Inc. in connection with  its proportionate share of certain litigation indemnifications provided to Visa U.S.A. by its member banks prior to Visa U.S.A.’s merger into Visa Inc. In March of 2008, Bancorp reversed this liability because, subsequent to Visa Inc.’s initial public offering on March 19, 2008, Visa Inc. established an escrow account from which it plans to pay any potential settlements.

On October 27, 2008 Visa Inc. announced a settlement with one of the litigants, Discover Card, for $1.9 billion, of which $1.7 billion is the responsibility of member banks.  As of the settlement date, the escrow account was underfunded by $1.1 billion. The Bank’s proportionate share of the shortfall is $75 thousand. Visa Inc. expects to further fund the escrow account in the fourth quarter of 2008 to cover the settlement through a reduction in the conversion factor of Class B shares held by member banks that are available for conversion to Class A as allowed by the “Retrospective Responsibility Plan” outlined in the Form S-1 filed by Visa Inc. on November 9, 2007. The Bank expects that its liability will be fully covered by the additional escrow funding, with no cash payment required by the Bank.

Item 1A	Risk Factors

Securities Guaranteed by FNMA or FHLMC May Lose Value if the Guarantee is Deemed Less Certain.

The Bank holds approximately $52.5 million worth of securities issued and/or guaranteed by FNMA and FHLMC.  If either of these entities comes under further financial stress, or if they experience further deterioration in credit worthiness, the fair value of the Bank’s securities issued or guaranteed by these entities could be negatively affected.  On September 9, 2008, the Federal Housing Finance Agency (FHFA) announced it was placing both FNMA and FHLMC under conservatorship. Besides authorizing the FHFA to inject up to $100 billion into the preferred equity (senior to the current preferred equity) of FNMA and FHLMC, the U.S.Treasury also established a new secured lending credit facility which will be available to both FNMA and FHLMC.  However, it cannot be predicted whether this recent step taken by the federal government will result in continuous improvement in credit worthiness of these two agencies.

Page - 33

BANK OF MARIN BANCORP

Other than noted above, there  have been no material changes from the risk factors previously disclosed in Bank of Marin Bancorp’s 2007 Form 10-K. Refer to “Risk Factors” in Bank of Marin’s 2007 Form 10-K, pages 9 through 13.

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds

In November 2007, Bancorp’s Board of Directors approved a plan to repurchase common shares of Bancorp up to $5 million. No regulatory approval was required for this repurchase plan as Bancorp was exempted under the provisions of Regulation Y of the Federal Reserve Board. In November and December of 2007, Bancorp repurchased a total of 51,732 shares at an average price of $29.96 per share for a total cost of $1.6 million.  In the first nine months of 2008, Bancorp repurchased a total of 88,316 shares at an average price of $28.55 for a total cost of $2.5 million, plus commissions. In September 2008, Bancorp discontinued common stock repurchases under this plan to preserve capital during a time of extreme economic turbulence.

A schedule of purchases during the quarter ended September 30, 2008 follows.

(Dollars in thousands, except average price)
Period	Total Number of Shares Purchased	Average Price	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate dollar Value that May Yet be Purchased Under the Program

July 1-31, 2008	16,207	$26.43	16,207	$1,324

August 1-31, 2008	13,500	$29.28	13,500	$929

September 1-30, 2008	0	$0.00	0	$929

	29,707	$27.73	29,707	$929

Item 3	Defaults Upon Senior Securities

None.

Item 4	Submission of Matters to a Vote of Security Holders

None.

Item 5	Other Information

None.

Item 6	Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to filings previously made with the SEC.

3.01	Articles of Incorporation, as amended, incorporated by reference to Exhibit 3.01 to Bancorp’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007.
3.02	Bylaws, as amended, incorporated by reference to Exhibit 3.02 to Bancorp’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007.
4.01	Rights Agreement dated as of July 2, 2007 is incorporated by reference to Exhibit 4.1 to Registration Statement on Form 8-A12B filed with the Securities and Exchange Commission on July 2, 2007.

Page - 34

BANK OF MARIN BANCORP

10.01	2007 Employee Stock Purchase Plan is incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8 filed with the Securities and Exchange Commission on July 24, 2007.
10.02	1989 Stock Option Plan is incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8 filed with the Securities and Exchange Commission on July 24, 2007.
10.03	1999 Stock Option Plan is incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8 filed with the Securities and Exchange Commission on July 24, 2007.
10.04	2007 Equity Plan is incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8 filed with the Securities and Exchange Commission on July 24, 2007.
10.05	Form of Change in Control Agreement is incorporated by reference to Exhibit 10.01 to Bancorp’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 30, 2007.
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

10.08	Consulting Agreement between the Bank and W. Robert Griswold, Jr. dated March 11, 2006 is incorporated by reference to Exhibit 10.08 to Bancorp’s Form 10-K for the year ended December 31, 2007.
14.01	Code of Ethics dated June 30, 2008 is incorporated by reference to Exhibit 14.01 to Bancorp’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 26, 2008.
31.01	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Page - 35

BANK OF MARIN BANCORP

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bank of Marin Bancorp
(registrant)

November 4, 2008	/s/ Russell A. Colombo
Date	Russell A. Colombo
President &
Chief Executive Officer

November 4, 2008	/s/ Christina J. Cook
Date	Christina J. Cook
Executive Vice President &
Chief Financial Officer

November 4, 2008	/s/ Larry R. Olafson
Date	Larry R. Olafson
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