Form 10-K
period 2008-12-31
Bank of Marin Bancorp
filed 2009-03-16
CIK 1403475

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:   December 31, 2008
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

Page - 1

BANK OF MARIN BANCORP

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
Yes  ☐  No ☒

As of June 30, 2008, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates, based upon the closing price per share of the registrant’s common stock as reported by the NASDAQ, was approximately $118 million.  For the purpose of this response, directors and officers of the Registrant are considered the affiliates at that date.

As of February 27, 2009 there were 5,154,151 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 12, 2009 are incorporated by reference into Part III.

Page - 2

BANK OF MARIN BANCORP

Explanatory Note

Bank of Marin Bancorp is the successor registrant to Bank of Marin pursuant to an 8-K filed with the SEC on June 29, 2007.

On July 1, 2007 (the “Effective Date”), a bank holding company reorganization was completed whereby Bank of Marin Bancorp became the parent holding company for Bank of Marin.  On the Effective Date, each outstanding share of Bank of Marin common stock was converted into one share of Bank of Marin Bancorp common stock and Bank of Marin became a wholly-owned subsidiary of the holding company. Bank of Marin Bancorp assumed the ticker symbol BMRC, which was formerly used by Bank of Marin. Prior to the Effective Date, Bank of Marin filed reports and proxy statements with the Federal Deposit Insurance Corporation (“FDIC”) pursuant to Sections 12 of the Securities Exchange Act of 1934 (the “1934 Act”).

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

This report refers to previous filings made by Bank of Marin with the FDIC pursuant to the 1934 Act.   Copies of these filings are available by requesting them in writing or by phone from:

Corporate Secretary
Bank of Marin
504 Redwood Blvd., Suite 100
Novato, CA 94947
415-763-4523

Copies of such filings are also available on our website at www.bankofmarin.com. This website address is for information only and is not intended to be an active link, or to incorporate any website information into this document.

Page - 3

BANK OF MARIN BANCORP

Page - 4

BANK OF MARIN BANCORP

Page - 5

BANK OF MARIN BANCORP

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

Our forward-looking statements include descriptions of plans or objectives of Management for future operations, products or services, and forecasts of our revenues, earnings or other measures of economic performance. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include the words "believe," "expect," "intend," "estimate" or words of similar meaning, or future or conditional verbs such as "will," "would," "should," "could" or "may."

Forward-looking statements are based on Management's current expectations regarding economic, legislative, and regulatory issues that may impact our earnings in future periods. A number of factors - many of which are beyond Management’s control - could cause future results to vary materially from current Management’s expectations. Such factors include, but are not limited to, general economic conditions, the current financial turmoil in the United States and abroad, changes in interest rates, deposit flows, real estate values and competition; changes in accounting principles, policies or guidelines; changes in legislation or regulation; and other economic, competitive, governmental, regulatory and technological factors affecting our operations, pricing, products and services. These and other important factors are detailed in Item 1A Risk Factors section of this report. Forward-looking statements speak only as of the date they are made. We do not undertake to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made or to reflect the occurrence of unanticipated events.

ITEM 1.	BUSINESS

On July 1, 2007 (the “Effective Date”), a bank holding company reorganization was completed whereby Bank of Marin Bancorp became the parent holding company for Bank of Marin (the “Bank”), its sole subsidiary. References in this report to “Bancorp” mean the holding company. References to “we,” “our,” “us” mean the holding company and its subsidiary that are consolidated for financial reporting purposes. Upon formation of the holding company, Bancorp became subject to regulation under the Bank Holding Company Act of 1956, as amended, which subjects Bancorp to Federal Reserve Board reporting and examination requirements. The Bank was incorporated in August 1989, received its charter from the California Superintendent of Banks (now the California Department of Financial Institutions) and commenced operations in January 1990. The Bank is an insured bank under the Federal Deposit Insurance Act.

Virtually all of our business is conducted through Bancorp’s sole subsidiary, the Bank.  We operate through twelve branch offices in Marin and southern Sonoma counties, north of San Francisco, California.  We also have a loan production office in San Francisco. Our customer base is made up of business and personal banking relationships from the communities near the branch office locations.  Our business banking focus is on small to medium-sized businesses, professionals and not-for-profit organizations.

We offer a broad range of commercial and retail lending programs designed to meet the needs of our target markets.  These include commercial loans and lines of credit, construction financing, consumer loans, and home equity lines of credit.  Through a third party vendor, we offer a proprietary Visa(R) credit card combined with a rewards program to our customers, as well as a Business Visa® program for business and professional customers. We also offer cash management sweep to business clients through a third party vendor.

We offer a variety of checking and savings accounts, and a number of time deposit alternatives, including interest bearing and non-interest bearing personal and business checking accounts and time certificates of deposit.  In March 2008, we introduced a new deposit product, Certificate of Deposit Account Registry Service (“CDARS®”). CDARS® is a network through which we offer full FDIC insurance coverage in excess of the regulatory maximum by placing deposits in multiple banks participating in the network.  We also offer remote deposit capture and direct deposit of payroll, social security and pension checks.  A valet deposit pick-up service is available to our professional and business clients.  Automatic teller machines (“ATM's”) are available at each branch location and at the Marin Airporter terminal in Larkspur.

Page - 6

BANK OF MARIN BANCORP

Our ATM network is linked to the STAR, PLUS and NYCE networks.  In January 2009, we began offering free access to a network of nation-wide surcharge-free ATM’s called MoneyPass.  We also offer our depositors 24-hour access to their accounts by telephone and through our internet banking products available to personal and business account holders.

We offer Wealth Management Services which include customized investment portfolio management, financial planning, trust administration, estate settlement and custody services.  We also offer 401(k) plan services to small and medium businesses through a third party vendor.

We offer branch-based Private Banking as a natural extension of our services. Our Private Banking includes deposit services, loans, investment management, trust administration, financial planning and advice on charitable giving.

We do not directly offer international banking services, but do make such services available to our customers through other financial institutions with whom we have correspondent banking relationships.

We hold no patents, licenses (other than licenses required by the appropriate banking regulatory agencies), franchises or concessions.  The Bank has registered the service mark "The Spirit of Marin" with the United States Patent & Trademark Office.  The Bank also has three pending service mark applications with the United States Patent & Trademark Office for the words “Bank of Marin”, the Bank of Marin logo, and the Bank of Marin tagline “Committed to your business and our community.”  In addition, Bancorp has two pending service mark applications with the United States Patent & Trademark Office for the words “Bank of Marin Bancorp” and for the Bank of Marin Bancorp logo.

Market Area

Our primary market area reaches from southern Sonoma County to and including San Francisco and lies between the Pacific Ocean on the west and San Francisco Bay to the east. Our customer base is made up of business and personal banking relationships from the communities near the branch office locations.

We attract deposit relationships from individuals, merchants, small to medium-sized businesses, not-for-profit organizations and professionals who live and/or work in the communities comprising our market areas.  Approximately 89% of our deposits are from Marin and southern Sonoma counties, and approximately 63% of our deposits are from businesses and 37% are from individuals.

Competition

The banking business in California generally, and in our market area specifically, is highly competitive with respect to attracting both loan and deposit relationships.  The increasingly competitive environment is impacted by changes in regulation, technology and product delivery systems, as well as the accelerating pace of consolidation among financial service providers. The Marin County market area is dominated by three major national banks, each of which has more branch offices than us in the defined service area.  Additionally, there are several thrifts, including the major thrift institutions operating in the California market, credit unions and other independent banks.

Approximately 77 banking offices with $6.3 billion in total deposits as of June 30, 2008 served the Marin County market.  As of that same date, there were approximately 11 thrift offices in Marin with $1.8 billion in total deposits. Compared with our share of 9.3%, the four financial institutions with the greatest market share, Wells Fargo Bank, Bank of America, Washington Mutual (now part of J.P. Morgan Chase) and Westamerica Bank had deposit market shares of 19.4%, 18.1%, 9.9% and 9.6%, respectively, as of June 30, 2008, the most recent date for which data is available to us.

In the southern Sonoma County area of Petaluma, there are approximately 27 banking and thrift offices with $1.4 billion in total deposits as of June 30, 2008.  Compared with our share of 2.9%, the four banking institutions with the greatest market share, Wachovia (now part of Wells Fargo), Wells Fargo Bank, Bank of America, and Washington Mutual (now part of J.P. Morgan Chase), had deposit market shares in Petaluma of 22.4%, 14.5%, 15.0%, and 9.5%, respectively, as of June 30, 2008.

Page - 7

BANK OF MARIN BANCORP

We also compete for depositors' funds with money market mutual funds and with non-bank financial institutions such as brokerage firms and insurance companies.  Among the competitive advantages held by some of these non-bank financial institutions is the ability to finance extensive advertising campaigns, and to allocate investment assets to regions of California or other states with areas of highest demand and often, therefore, highest yield.

Large commercial banks also have substantially greater lending limits than us and have the ability to offer certain services which are not offered directly by us.

In order to compete with the numerous, and often larger, financial institutions in our primary market area, we use, to the fullest extent possible, the flexibility and rapid response capabilities which are accorded by our independent status.  This includes an emphasis on specialized services, community involvement, local promotional activities and personal contacts.  The commitment and dedication of our organizers, directors, officers and staff have also contributed greatly to our success in competing for business.

Employees

At December 31, 2008, we employed 197 full-time equivalent (“FTE”) staff.  The actual number of employees at year-end 2008 included 5 executive officers, 75 other corporate officers and 136 staff. None of our employees are presently represented by a union or covered by a collective bargaining agreement.  We believe that our employee relations are good.

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

Capital Requirements

The Federal Reserve and the FDIC have adopted risk-based capital guidelines for bank holding companies and banks. Banks are classified as either well capitalized, adequately capitalized or undercapitalized. Holding companies are classified as either adequately capitalized or under capitalized. Bancorp meets the definition of adequately capitalized and the Bank meets the definition for well capitalized.  Undercapitalized depository institutions may be subject to significant restrictions. Payment of interest and principal on subordinated debt of the Bank could be restricted or prohibited, with some exceptions, if the Bank were categorized as "critically undercapitalized" under applicable FDIC regulations. For further information on risk-based capital, see Note 17 to the Consolidated Financial Statements in Item 8 of this report.

Sarbanes-Oxley Act of 2002

We are subject to the requirements of the Sarbanes-Oxley Act of 2002 which implemented legislative reforms intended to address corporate and accounting improprieties.  Since we file periodic reports under the Securities and Exchange Commission regulations, we are subject to the provisions of the Sarbanes-Oxley Act of 2002 and related rules and regulations.

Page - 8

BANK OF MARIN BANCORP

Emergency Economic Stabilization Act of 2008 (the “EESA”)

In response to the financial crisis affecting the banking system and financial markets and going concern threats of investment banks and other financial institutions, on October 3, 2008, the EESA was signed into law, which gave the U.S. Treasury the authority to, among other things, inject  $700 billion capital into the market to stabilize the financial industry.  Pursuant to the EESA, the U.S. Treasury is purchasing up to a total of $250 billion of senior preferred shares from the largest nine financial institutions in the nation and the other financial institutions in a program known as the Treasury Capital Purchase Program (“TCPP”) that was carved out of the Troubled Asset Relief Program (“TARP”).  As a result of our participation in the TCPP as discussed in Note 10 to the Consolidated Financial Statements in Item 8 of this report, we must comply with restrictions on executive compensation during the period that the U.S. Treasury holds an equity position in us through the TCPP, and as a part of the transaction, we have agreed to limitations on dividends and stock repurchases.  For additional information regarding our ability to pay dividends to common shareholders, see discussion in Note 9 to the Consolidated Financial Statement, under the heading “Dividends,” in Item 8 of this report.  Our Board of Directors has approved a resolution to terminate our participation in the TCPP. See also “Executive Summary” in Item 7 and Note 10 to the Consolidated Financial Statements in Item 8 of this report.

The American Recovery and Reinvestment Act of 2009 (the “Recovery Act”)

The Recovery Act was signed into law on February 17th, 2009 in an effort, among other things, to jumpstart the U.S. economy, prevent job losses, expand educational opportunities, and provide affordable health care and tax relief.  Among the various measures in the Recovery Act, it imposes further restriction on executive compensation and corporate expenditure limits of recipients of the TCPP funds, while allowing them to repurchase the preferred stock at liquidation amount without regard to the original TCPP transaction terms. See Note 10 to the Consolidated Financial Statements in Item 8 of this report for discussion regarding our pending repurchase of preferred stock issued under the TCPP.

Bank Holding Company Regulation

Upon formation of the bank holding company on July 1, 2007, we became subject to regulation under the Bank Holding Company Act of 1956, as amended (“BHCA”) which subjects Bancorp to Federal Reserve Board reporting and examination requirements.  Under the Federal Reserve Board’s regulations, a bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks.

The BHCA regulates the activities of holding companies including acquisitions, mergers, and consolidations and, together with the Gramm-Leach Bliley Act of 1999, the scope of allowable banking activities.

Bank Regulation

Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds and the banking system as a whole.  These regulations affect our lending practices, consumer protections, capital structure, investment practices and dividend policy.

As a state chartered bank, we are subject to regulation and examination by the California Department of Financial Institutions (“DFI”). We are also subject to regulation, supervision and periodic examination by the FDIC. If, as a result of an examination of the Bank, the FDIC or the DFI should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of our operations are unsatisfactory or that we have violated any law or regulation, various remedies are available to those regulators including restricting our growth or removing officers and directors.

Dividends

The payment of cash dividends by the Bank to Bancorp is subject to restrictions set forth in the California Financial Code (the “Code”).  Prior to any distribution from the Bank to Bancorp, a calculation is made to ensure compliance with the provisions of the Code and to ensure that the Bank remains within capital guidelines set forth by the DFI and the FDIC. In the event that the intended distribution from the Bank to Bancorp exceeds the restriction in the Code, advance approval from DFI is required. While advance approval may be required from the DFI for up to three years if we terminate our participation in the TCPP, Management does not believe that these regulations will limit dividends from the Bank to meet the operating requirements of Bancorp for the foreseeable future. See Note 9 to the Consolidated Financial Statements, under the heading “Dividends” in Item 8 of this report.

Page - 9

BANK OF MARIN BANCORP

As long as the U.S. Treasury holds an equity position in us, we are restricted from increasing our dividends per common share (currently $0.14 per share) without prior approval from the U.S. Treasury until December 5, 2011. We are also precluded from paying any dividends on common shares if we are in arrears on payment of dividends on preferred shares which are payable quarterly at an annual rate of 5%.

FDIC Insurance Assessments

Our deposits are insured by the FDIC to the maximum amount permitted by law which is currently $250,000 per depositor. On October 14, 2008, the FDIC announced the Temporary Transaction Account Guarantee Program to strengthen confidence in the banking system. The new rule also allows, at the participating FDIC-insured institutions’ option, full deposit insurance coverage for non-interest bearing transaction accounts regardless of the dollar amount until December 31, 2009.  We have elected to participate in the program by paying a 10 basis point surcharge on the non-interest bearing transaction accounts over $250,000.  In addition, the FDIC has finalized a new premium rate structure and has imposed a uniform increase in minimum assessment from five cents to twelve cents annually for every $100 of domestic deposits on institutions that are assigned to the lowest risk category for the first calendar quarter of 2009.  Effective April 1, 2009, assessment rates will be adjusted to differentiate for risk. Banks in the best risk category will pay a base rate from twelve to sixteen cents per $100 of deposits. Further, on February 27, 2009, the FDIC announced the imposition of a 20-basis-point emergency special assessment on all insured depository institutions on June 30, 2009 (will be collected on September 30, 2009). The rule also gives the FDIC the ability to impose future emergency special assessments of up to 10 basis points if necessary.

Community Reinvestment Act

We are subject to the provisions of the Community Reinvestment Act (“CRA”), under which all banks and thrifts have a continuing and affirmative obligation, consistent with safe and sound operations, to help meet the credit needs of their entire communities, including low and moderate income neighborhoods.  The act requires a depository institution’s primary federal regulator, in connection with its examination of the institution, to assess the institution’s record in meeting the requirements in CRA. The regulatory agency’s assessment of the institution’s record is made available to the public.  The record is taken into consideration when the institution establishes a new branch that accepts deposits, relocates an office or applies to merge or consolidate, or expand into other activities.  CRA performance is evaluated by the FDIC under the intermediate small bank requirements.  The FDIC’s last CRA and consumer compliance examination performed on us was completed on April 17, 2006 with a rating of “Outstanding.”

Anti-Money Laundering Regulations

A series of banking laws and regulations beginning with the Bank Secrecy Act in 1970 require banks to prevent, detect, and report illicit or illegal financial activities to the federal government to prevent money laundering, international drug trafficking, and terrorism. Under the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, financial institutions are subject to prohibitions against specified financial transactions and account relationships as well as enhanced due diligence and “know your customer” standards in their dealings with high risk customers, foreign financial institutions, and foreign individuals and entities.  We have extensive controls to comply with these requirements.

Privacy and Data Security

The Gramm-Leach Bliley Act (“GLBA”) of 1999 imposed requirements on financial institutions with respect to consumer privacy.  The GLBA generally prohibits disclosure of consumer information to non-affiliated third parties unless the consumer has been given the opportunity to object and has not objected to such disclosure.  Financial institutions are further required to disclose their privacy policies to consumers annually.  The GLBA also directs federal regulators, including the FDIC, to prescribe standards for the security of consumer information.  We are subject to such standards, as well as standards for notifying consumers in the event of a security breach.  We must disclose our privacy policy to consumers and permit consumers to “opt out” of having non-public customer information disclosed to third parties.  We are required to have an information security program to safeguard the confidentiality and security of customer information and to ensure proper disposal.  Customers must be notified when unauthorized disclosure involves sensitive customer information that may be misused.

Page - 10

BANK OF MARIN BANCORP

Consumer Protection Regulations

Our lending activities are subject to a variety of statutes and regulations designed to protect consumers, including the Fair Credit Reporting Act, Equal Credit Opportunity Act, the Fair Housing Act, and the Truth-in-Lending Act. Our deposit operations are also subject to laws and regulations that protect consumer rights including Funds Availability, Truth in Savings, and Electronic Funds Transfers. Additional rules govern check writing ability on certain interest earning accounts and prescribe procedures for complying with administrative subpoenas of financial records.

Available Information

On our internet web site, www.bankofmarin.com, we post the following filings as soon as reasonably practicable after they are filed with or furnished to the SEC: Annual Report on Form 10-K, Proxy Statement for the Annual Meeting of Shareholders, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934.  The text of the Code of Ethics for Bancorp and the Bank is also included on the website. All such filings on our site are available free of charge.

ITEM 1A.	RISK FACTORS

An investment in our common stock is subject to risks inherent to our business. The material risks and uncertainties that Management believes may affect our business are described below. Before making an investment decision, you should carefully consider the risks and uncertainties described below together with all of the other information included or incorporated by reference in this report. The risks and uncertainties described below are not the only ones facing our business. Additional risks and uncertainties that Management is not aware of or focused on or that Management currently deems immaterial may also impair business operations. This report is qualified in its entirety by these risk factors.

If any of the following risks actually occur, our financial condition and results of operations could be materially and adversely affected.

Our Earnings are Significantly Affected by General Business and Economic Conditions

We are operating in a challenging and uncertain economic environment. Economic indices have shown that since the fourth quarter of 2007, the United States economy has been in a recession. This has been reflected in significant business failures and job losses. Business activity across a wide range of industries and regions is greatly affected, and local and State governments are in serious difficulty due to the lack of consumer spending and liquidity in the credit markets.  Financial institutions continue to be affected by the contraction of the real estate market, elevated foreclosure rates, increase in unemployment rates and constrained liquidity in the financial markets.  While the Bank does not offer first mortgages and has no sub-prime residential loans or securities backed by such loans in the portfolio, we nevertheless are not immune from the effect of these events. The full extent of the repercussion to our nation’s economy in general and to our business in particular is not fully known at this time.  Continued declines in real estate values and home sales volumes, financial stress on borrowers as a result of the national economic recession, including job losses, and customers’ inability to pay debt could adversely affect our financial condition and results of operations in the following aspects:
•	Demand for our products and services may decline
•	Low cost or non-interest bearing deposits may decrease
•	Collateral for our loans, especially real estate, may decline in value
•	Loan delinquencies, problem assets and foreclosures may increase

Our serving area has not experienced the same degree of challenges as other areas. In November 2008, preliminary results show the unemployment rate in Marin County at 5.0% and in the Santa Rosa/Petaluma area 6.5% while the preliminary total unemployment in California reported in December 2008 was 9.3%. During the past year, our loan loss was not significant to our overall loan portfolio and was contained mainly in the construction industry. Given current volatile market conditions, we cannot predict with certainty what effect a continuing economic recession in the United States and California will have on commercial and consumer markets, and ultimately, our business.

Page - 11

BANK OF MARIN BANCORP

Recently Enacted Legislation and Other Measures Undertaken by the Government May not Help Stabilize the U.S. Financial System and the Current Volatile Market

As discussed in Item 1, Section captioned “Bank Regulation” above, on October 3, 2008, President Bush signed into law the EESA, which, among other measures directed at bolstering the economy, authorized the Treasury Secretary to establish the TARP. On February 17, 2009, President Obama signed into law the Recovery Act, more commonly known as the “Stimulus Bill”.  The Stimulus Bill includes a wide variety of programs intended to stimulate the economy and provide for extensive infrastructure, energy, health and education needs.  In addition, the Stimulus Bill imposes certain new executive compensation and corporate expenditure limits on all current and future TARP recipients.

The actual impact that EESA, the Stimulus Bill and such related measures undertaken to alleviate the credit crisis will have generally on the financial markets, including the extreme levels of volatility and limited credit availability currently being experienced, is unknown. The failure of such measures to help stabilize the financial markets and a continuation or worsening of current financial market conditions could adversely affect our business, financial condition, results of operations, and access to credit. The capital and credit markets have been experiencing volatility and disruption at an unprecedented level.  In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength. If current levels of market disruption and volatility continue or worsen, there can be no assurance that we will not experience an adverse effect on our ability to access credit or capital.

Negative Conditions Affecting Real Estate May Harm Our Business

Concentration of our lending activities in the California real estate sector could be negatively impacted if any adverse changes in the real estate market in our lending area intensify.  Although we do not offer traditional first mortgages, approximately 84% of our loans were secured by real estate at December 31, 2008, of which 50% were secured by commercial real estate and the remaining 34% by residential real estate.  Therefore, the value of the real estate loan collateral could be negatively affected by a steep decline in the real estate market in which we conduct our business.  Most of the properties that secure our loans are located within Marin and Sonoma Counties. In 2008, the median residential home values fell 9.2% in Marin County and 29.5% in Sonoma County, which includes some markets not in our serving area. Our loans secured by real estate could be affected by market declines in the future.

Loans secured by commercial real estate include those secured by small office buildings, owner-user office/warehouses, mixed-use residential/commercial properties and retail properties. In 2008, office and industrial vacancy rates in Marin County have held steady at generally low vacancy rates, while in the third quarter of 2008, retail vacancy rates have shown an increase to 5.6% from 4.2% the prior quarter. In Sonoma County, vacancy rates are generally higher than in Marin County, and beginning in the third quarter of 2008, the rate of industrial and retail vacancies increased from 11.9% and 4.7% to 12.8% and 6.5%, respectively, while office vacancy rates have remained relatively unchanged at about 20%. There can be no assurance that the companies or properties securing our loans will generate sufficient cash flows to allow the borrowers to make full and timely loan payments to us.

In late 2006, Federal banking regulators issued final guidance regarding commercial real estate lending to address a concern that rising commercial real estate lending concentrations may expose institutions to unanticipated earnings and capital volatility in the event of adverse changes in the investor commercial real estate market. This guidance suggests that institutions that are potentially exposed to significant commercial real estate concentration risk will be subject to increased regulatory scrutiny.  Institutions that have experienced rapid growth in commercial real estate lending, have notable exposure to a specific type of commercial real estate lending, or are approaching or exceed certain supervisory criteria that measure an institution’s commercial real estate portfolio against its capital levels, may be subject to such increased regulatory scrutiny.  Although regulators have not notified us of any concern, there is no assurance that we will not be subject to additional scrutiny in the future.

We are Subject to Interest Rate Risk

Our earnings and cash flows are largely dependent upon our net interest income.  Net interest income is the difference between interest income earned on interest-earning assets, such as loans and securities, and interest expense paid on interest-bearing liabilities, such as deposits and borrowed funds. Interest rates are sensitive to many factors outside our control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Board of Governors of the Federal Reserve System, which regulates the supply of money and credit in the United States. Changes in monetary policy, including changes in interest rates, could influence not only the interest we receive on loans and securities and interest we pay on deposits and borrowings, but could also affect (i) our ability to originate loans and obtain deposits, (ii) the fair value of our financial assets and liabilities, and (iii) the average duration of our mortgage-backed securities portfolio. Our portfolio of securities is subject to interest rate risk and will generally decline in value if market interest rates increase, and generally increase in value if market interest rates decline.

Page - 12

BANK OF MARIN BANCORP

In response to the recessionary state of the national economy, the gloomy housing market and the volatility of financial markets, the Federal Open Market Committee of the Federal Reserve Board (“FOMC”) started a series of decreases in Federal funds target rate from 4.75% in September 2007.  The Federal Reserve decreased the Federal funds target rate by 50 basis points in 2007 and followed that with seven subsequent decreases over the past 12 months bringing the target rate to a historically low range of 0% to 0.25% in December of 2008.  The dramatic decline in market rates significantly reduced our cost of funds and widened our interest rate spread. The net interest margin may compress if rates continue to fall since we may not be able to lower deposit rates further without jeopardizing deposit volume.  In addition, some variable rate loans are already at negotiated floors and will be unaffected if rates fall further.   If interest rates rise, we anticipate that net interest income will rise which may be partially offset by deposit rate sensitivity. In addition, it may take several upward market rate movements for variable rate loans at floors to move above the floor rate.

Interest rate changes can create fluctuations in the net interest margin due to an imbalance in the timing of repricing or maturity of assets or liabilities. We manage interest rate risk exposure with the goal of minimizing the impact of interest rate volatility on the net interest margin. Although we believe we have implemented effective asset and liability management strategies, any substantial, prolonged change in market interest rates could have a material adverse effect on our financial condition and results of operations.  See the sections captioned “Net Interest Income” and “Market Rate Risk” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this report for further discussion related to management of interest rate risk.

Loan Losses May Exceed Our Allowance for Loan Losses in the Future

We maintain an allowance for loan losses, which is a reserve established through a provision for loan losses charged to expense, that represents Management’s best estimate of probable losses that may be incurred within the existing portfolio of loans. The level of the allowance reflects Management’s continuing evaluation of industry concentrations, specific credit risks, loan loss experience, current loan portfolio quality and present economic, political and regulatory conditions. The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires us to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Further, we rely on appraisals of the collateral to determine the level of specific reserve on certain impaired loans. Inaccurate assumptions in the appraisals may lead to inappropriate level of specific reserve established.

Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, may require an increase in our allowance for loan losses.  In addition, bank regulatory agencies periodically review our allowance for loan losses and may require an increase in the provision for loan losses or the recognition of further loan charge-offs.  In addition, if charge-offs in future periods exceed the allowance for loan losses, we will need to record additional loan loss provisions.  Any increases in the allowance for loan losses will result in an adverse impact on net income and capital.

We Face Intense Competition for Deposits with Other Financial Instruments

Checking and savings account balances and other forms of deposits can decrease when our deposit customers perceive alternative investments as providing superior expected returns. In addition, in current market conditions, certain depositors are wary of placing funds in financial institutions irrespective of the temporary increase in FDIC insurance to $250,000 per customer as evidenced by a strong demand for U.S. Treasury securities in the wake of bank failures. Technology and other changes have made it more convenient for bank customers to transfer funds into alternative investments or other deposit accounts such as online virtual banks and non-bank service providers.  The current low interest rate environment could increase such transfers of deposits to higher yielding deposits or other investments.  Efforts and initiatives we undertake to retain and increase deposits, including deposit pricing, can increase our costs.   When our customers move money into higher yielding deposits or in favor of alternative investments, we can lose a relatively inexpensive source of funds, thus increasing our funding costs.

Page - 13

BANK OF MARIN BANCORP

We also compete with national banks much larger than our size, which may be able to benefit from economy of scale through their wide branch network in the country, national advertising campaign and sophisticated technology.

Our Growth May be Inhibited If We Cannot Attract Deposits

Our current loan growth level is outpacing our deposit growth, which may lead to our increased reliance on borrowed funds.  We intend to seek additional deposits by continuing to establish and strengthen our personal relationships with our existing customers and by offering deposit products that are competitive with those offered by other financial institutions in our markets. If these efforts are unsuccessful, we may need to fund our asset growth through borrowings, other non-core funding or public offerings of our common stock which could be leveraged.  Increased debt would further increase our leverage, reduce our borrowing capacity and increase our reliance on non-core funds and counterparties’ credit availability.  A public offering would have a dilutive effect on earnings per share and share ownership.

Bancorp and the Bank are Subject to Extensive Government Regulation and Supervision

Bancorp and the Bank are subject to extensive federal and state governmental supervision, regulation and control. Holding company regulations affect the range of activities in which Bancorp is engaged. Banking regulations affect the Bank’s lending practices, capital structure, investment practices and dividend policy among other controls. Future legislative changes or interpretations may also alter the structure and competitive relationship among financial institutions. In light of recent economic conditions as well as regulatory and congressional criticism, further restrictions on financial service companies should be considered likely.

Compliance risk is the current and prospective risk to earnings or capital arising from violations of, or nonconformance with, laws, rules, regulations, prescribed practices, internal policies, and procedures, or ethical standards set forth by regulators.  Compliance risk also arises in situations where the laws or rules governing certain bank products or activities of our clients may be ambiguous or untested.  This risk exposes Bancorp and the Bank to potential fines, civil money penalties, payment of damages and the voiding of contracts.  Compliance risk can lead to diminished reputation, reduced franchise value, limited business opportunities, reduced expansion potential and an inability to enforce contracts.

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

Under federal law, capital distributions from the Bank would become prohibited, with limited exceptions, if the Bank were categorized as "undercapitalized" under applicable Federal Reserve or FDIC regulations.  In addition, as a California bank, the Bank is subject to state law restrictions on the payment of dividends. For further information on the distribution limit from the Bank to Bancorp, see the section captioned “Bank Regulation” in Item 1 above.

Dividends on Our Common Stock are Subject to Restrictions of Our Preferred Shareholder

If we become unable to pay all or part of the dividends on preferred shares as stipulated in our agreement with the U.S. Treasury, our preferred shareholder, we will be precluded from paying dividends on our common stock which will likely reduce our price per common share. For further information on our dividend, see the section captioned “Dividend” in Item 1 above and Note 9 and 10 to the Consolidated Financial Statement in Item 8 of this report.

Page - 14

BANK OF MARIN BANCORP

The Trading Volume of Bancorp’s Common Stock is Less than That of Other Larger Financial Services Companies

Our common stock is listed for trading on the NASDAQ’s Capital Market.  Our trading volume is less than that of other larger financial institutions.  A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence of willing buyers and sellers of common stock at any given time.  This presence depends on the individual decisions of investors and general economic and market conditions over which we have no control.  Given the lower trading volume of our common stock, significant sales of the stock, or the expectations of these sales, could cause the stock price to fall.

Deterioration of Credit Quality of Correspondent Banks and Counterparties May Affect our Liquidity

Since mid-2007 and particularly during the second half of 2008, the financial services industry in general was materially and adversely affected by significant declines in the values of nearly all asset classes and by a serious reduction in liquidity.  We rely on our correspondent banks for borrowing lines of credit.  We also rely on two correspondent banks as counterparties in our derivative transactions (see Note 19 to the Consolidated Financial Statements).  While we continually monitor the financial health of our correspondent banks and we have diverse sources of liquidity should any one of our correspondent banks become financially impaired, our available credit may decline and/or they may be unable to honor their commitments.

Unexpected Early Termination of Our Interest Rate Swap Agreements May Impact Our Earnings

We have entered into interest-rate swap agreements, primarily as an asset/liability management strategy, in order to mitigate the changes in the fair value of specified long-term fixed-rate loans and firm commitments to enter into long-term fixed-rate loans caused by changes in interest rates.  These hedges allow us to offer long-term fixed rate loans to customers without assuming the interest rate risk of a long-term asset by swapping our fixed-rate interest stream for a floating-rate interest stream. In the event of default by the borrowers on our hedged loans, we may have to terminate these designated interest-rate swap agreements early, resulting in severe prepayment penalties charged by our counterparties.  On the other hand, when these interest-rate swap agreements are in an asset position, we are subject to the credit risk of our counterparties, who may default on the interest-rate swap agreements, leaving us vulnerable to interest rate movements.

Securities May Lose Value due to Credit Quality of the Issuers

We hold approximately $51.2 million in securities issued and/or guaranteed by Federal National Mortgage Association (“FNMA”) and Federal Home Loan Mortgage Corporation (“FHLMC”) at December 31, 2008.  If either of these entities comes under further financial stress, or if they experience further deterioration in credit worthiness, the fair value of our securities issued or guaranteed by these entities could be negatively affected.  On September 9, 2008, the Federal Housing Finance Agency (“FHFA”) announced it was placing both FNMA and FHLMC under conservatorship. Besides authorizing the FHFA to inject up to $100 billion into the preferred equity (senior to the current preferred equity) of FNMA and FHLMC, the U.S.Treasury also established a new secured lending credit facility which will be available to both FNMA and FHLMC.  Starting in December 2008, the U.S. Government also began purchasing mortgage-backed securities issued by FNMA.  We cannot predict whether these steps taken by the federal government will result in continuous improvement in credit worthiness of these two entities.

At December 31, 2008, we also hold $23.6 million in obligations of state and political subdivisions, some of which are experiencing financial difficulties in part due to loss of property tax from falling home values and decline in sales tax revenues from reduction in retail activities.  While we seek to minimize our exposure by diversifying our portfolio and investing in investment grade securities, there is no guarantee that the issuers will remain financially sound to be current with their payments on these debentures.

Further, we are required to maintain a certain level of investment in the Federal Home Loan Bank of San Francisco (“FHLB”) through the purchase of stock, which is bought from and sold to the FHLB at $100 par. Both stock and cash dividends may be received on FHLB stock. Recently, the FHLB announced that in order to preserve capital, they are temporarily suspending dividends on FHLB stock and stock repurchases.  This has raised concern as to the FHLB’s ability to redeem capital stock as they face increasing regulation on their required level of capital.

Page - 15

BANK OF MARIN BANCORP

Deterioration of Credit Quality or Insolvency of Insurance Companies May Impede our Ability to Recover Losses

The recent financial crisis has led certain major insurance companies to the verge of bankruptcy. We have property, casualty and financial institution risk coverage underwritten by several insurance companies, who may not avoid the insolvency risk permeated in the insurance industry. While we closely monitor credit ratings of our insurers and are poised to make quick changes if needed, we cannot predict an unexpected inability to honor commitments.  We also invest in bank-owned life insurance policies on certain members of senior management, which may lose value in the event of the carriers’ insolvency.  In the event that our bank-owned life insurance policy carriers’ credit ratings fall below investment grade, we may exchange policies underwritten by them to another carrier at a cost charged by the original carrier, or we may terminate the policies which may result in adverse tax consequences.

Our loan portfolios are also secured by properties located in earthquake or fire-prone zones.  In the event of a disaster that causes pervasive damage to the region in which we operate, not only the Bank, but also the loan collateral may suffer losses not recovered by insurance.

We May Experience a Breach in Security

Our business requires the secure handling of sensitive client information.  A breach of security in the Bank, at our vendors, or widely publicized breaches of other financial institutions could significantly harm our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability.  While we have systems and procedures designed to prevent security breaches, we cannot be certain that advances in criminal capabilities, physical system or network break-ins or inappropriate access will not compromise or breach the technology protecting our networks or proprietary client information.

We Rely on Third-Party Vendors for Important Aspects of Our Operation

We depend on the accuracy and completeness of information provided by certain of our vendors, including but not limited to, our data processing and payroll processing vendors, and security pricing vendor.  Our ability to operate, as well as the our financial condition and results of operations, could be negatively affected in the event of interruptions of information systems, an undetected error, or in the event of a natural disaster whereby certain vendors are unable to maintain business continuity.

Severe Weather or Natural Disasters Could Significantly Impact Our Business

Severe weather or disasters, such as severe rainstorms, an earthquake or flood, could affect our loan portfolio by damaging properties pledged as collateral and by impairing the ability of certain borrowers to repay their loans.  The ultimate impact of a natural disaster on our future financial results and condition is difficult to predict and will be affected by a number of factors, including the extent of damage to the collateral, the extent to which damaged collateral is not covered by insurance, the extent to which unemployment and other economic conditions caused by the natural disaster adversely affect the ability of borrowers to repay their loans, and the cost to us of collection and foreclosure.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We lease our corporate headquarters building, which houses our primary loan production, operations, and administrative offices, in Novato, California.  We also lease other branch or office facilities within our primary market areas in the cities of Petaluma, Novato, San Rafael, Corte Madera, Mill Valley, Sausalito, and San Francisco, California.  We consider our properties to be suitable and adequate for our present needs. For additional information on properties, see Notes 5 and 13 to the Consolidated Financial Statements included in Item 8 of this Form 10-K.

Page - 16

BANK OF MARIN BANCORP

ITEM 3.	LEGAL PROCEEDINGS

There are no pending, or to Management's knowledge any threatened, material legal proceedings to which we are a party, or to which any of our properties are subject.  There are no material legal proceedings to which any director, any nominee for election as a director, any executive officer, or any associate of any such director, nominee or officer is a party adverse to us.

We are responsible for our proportionate share of certain litigation indemnifications provided to Visa U.S.A. by its member banks in connection with lawsuits related to anti-trust charges and interchange fees. For further details, see Note 20 to the Consolidated Financial Statements in Item 8 of this Form 10-K.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2008.

Page - 17

BANK OF MARIN BANCORP

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Bancorp common stock trades on the NASDAQ Capital Market under the symbol BMRC.

At February 27, 2009, 5,154,151 shares of Bancorp’s common stock, no par value, were outstanding and held by approximately 700 holders of record.  The following table sets forth, for the periods indicated, the range of high and low sales prices of the Bank's common stock through the second quarter of 2007 and Bancorp’s common stock thereafter. The prices have been adjusted to reflect the effect of all stock dividends and stock splits.

Quarter/Year	High	Low
4th Quarter 2008	$33.00	$23.00
3rd Quarter 2008	$33.60	$24.10
2nd Quarter 2008	$29.99	$24.00
1st Quarter 2008	$31.00	$26.90

4th Quarter 2007	$32.63	$27.00
3rd Quarter 2007	$33.60	$29.88
2nd Quarter 2007	$36.58	$32.57
1st Quarter 2007	$39.49	$35.42

The table below shows cash dividends paid in the last two fiscal years.

	2008		2007
	Per Share	Dollars	Per Share	Dollars
1Q	$0.14	$721,000	$0.12	$625,000
2Q	$0.14	$721,000	$0.13	$680,000
3Q	$0.14	$720,000	$0.13	$672,000
4Q	$0.14	$720,000	$0.13	$673,000

For additional information regarding our ability to pay dividends, see discussion in Note 9 to the Consolidated Financial Statement, under the heading “Dividends,” in Item 8 of this report.

Included in cash dividends during the second quarter of 2007 is $5 thousand paid to shareholders in connection with the redemption of all the preferred share purchase rights issued pursuant to the Bank’s Rights Agreement of August 11, 2003. Each right entitled the registered holder to purchase from Bank one one-hundredth of a share of Series A Junior Participating Preferred stock, no par value of Bank at a price of $125 per one one-hundredth of a preferred share, subject to adjustments. The redemption, in anticipation of the formation of a bank holding company, was effective June 14, 2007 at a redemption price of $0.001 per right. On that same day, Bancorp’s Board of Directors executed a Rights Agreement substantially similar to the Bank’s agreement and has issued replacement rights to purchase shares of Bancorp under the new Rights Agreement to shareholders of record as of July 23, 2007. The Bank of Marin Bancorp Rights Agreement is designed to discourage takeovers that involve abusive tactics or do not provide fair value to shareholders.

In October 2006, the Bank received approval from the DFI and the FDIC to buy back up to 10%, or approximately 545,884 of the Bank’s 5,458,838 then-outstanding shares, not to exceed $15 million.  The repurchase program allowed the Bank to purchase common shares for a period of approximately twelve months from the approval date in the open market or in privately negotiated transactions. The Bank executed these transactions pursuant to the Securities and Exchange Commission’s Rule 10b-18.  All shares repurchased were made in open market transactions and were part of the publicly announced repurchase program.  From October 1, 2006 to December 31, 2006, the Bank repurchased 115,625 shares at an average price of $34.26 per share for a total cost of $4.0 million. Through February 28, 2007, the Bank purchased an additional 289,692 shares at an average price of $38.10 per share, for a total cost of $11.0 million, thereby concluding this share repurchase program.

Page - 18

BANK OF MARIN BANCORP

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

A schedule of purchases during 2006, 2007 and 2008 follows.  This schedule reflects the repurchase, upon formation of the bank holding company on July 1, 2007, of 24,399 common shares of the Bank for $876 thousand from six shareholders who dissented to the exchange of those shares for Bancorp common shares.

(Dollars in thousands, except per share data)
Period	Total Number of Shares Purchased	Average Purchase Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value that May Yet be Purchased Under the Program
Plan #1

October 24-31, 2006	25,004	$32.53	25,004	$14,187
November 1-30, 2006	29,514	33.56	29,514	13,196
December 1-31, 2006	61,107	35.30	61,107	11,039
Total 2006 Purchases Under Regulatory Approved Plans	115,625	$34.26	115,625	$11,039

January 1-31, 2007	74,980	$37.10	74,980	$8,257
February 1-28, 2007	214,712	38.45	214,712	Plan Concluded
Subtotal 2007 Plan #1	289,692	$38.10	289,692	---

Plan #2
November 1-30, 2007	750	$27.75	750	4,979
December 1-31, 2007	50,982	29.99	50,982	3,450
Subtotal 2007 Plan #2	51,732	$29.96	51,732	3,450
Total 2007 Purchases Under Regulatory Approved Plans	341,424	$36.87	341,424	$3,450

July 1-31 2007	24,399	$35.92	N/A	N/A
Shares Repurchased from Dissenting Shareholders
	24,399	$35.92	N/A	N/A

January 1-31 2008	5,100	$28.75	5,100	$3,303
February 1-29 2008	21,502	30.27	21,502	2,653
March 1-31 2008	5,000	30.20	5,000	2,502
May 1-31 2008	11,257	28.87	11,257	2,177
June 1-30 2008	15,750	26.93	15,750	1,752
July 1-31 2008	16,207	26.43	16,207	1,324
August 1-31 2008	13,500	29.28	13,500	929
Total 2008 Purchases Under Regulatory Approved Plans	88,316	$28.55	88,316	$929

Page - 19

BANK OF MARIN BANCORP

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes information as of December 31, 2008, with respect to equity compensation plans.  All plans have been approved by the shareholders.

	(A)		(B)	(C)
	Shares to be issued upon exercise of outstanding options		Weighted average exercise price of outstanding options	Shares available for future issuance (Excluding shares in column A)

Equity compensation plans approved by shareholders	401,958	(1)	$26.12	438,667

(1)
Represents shares of common stock issuable upon exercise of outstanding options under the Bank of Marin 1990 Stock Option Plan, the Bank of Marin 1999 Stock Option Plan and the Bank of Marin Bancorp 2007 Equity Plan.

Stock Price Performance Graph

The following graph, provided by Keefe, Bruyette, & Woods, Inc., shows a comparison of cumulative total shareholder return on ticker symbol BMRC common stock during the five fiscal years ended December 31, 2008 compared to Standard & Poors (“S&P”) 500 Stock index and peer group index of other financial institutions.  The comparison assumes $100 was invested on December 31, 2003 in BMRC common stock and all of the dividends were reinvested.  The chart indicates that BMRC common stock outperformed both the S&P 500 Stock index and its peer group index by the end of 2008.  The performance graph represents past performance and should not be considered to be an indication of future performance. Ticker symbol BMRC represents the common stock of Bank of Marin Bancorp subsequent to its formation July 1, 2007 and represents the common stock of Bank of Marin for periods prior to the formation of the bank holding company.  The sole subsidiary of Bank of Marin Bancorp is Bank of Marin.

	2003	2004	2005	2006	2007	2008
BMRC	100	141	128	142	115	95
Peer Group*	100	137	159	178	123	64
S&P 500 Index	100	109	112	128	132	81

*BMRC Peer Group represents public California banks with assets between $750 million to $1,575 million as of September 30, 2008:  TMCV, HTBK, BSRR, PMBC, FCAL, BBNK, SAEB, SJQU, NOVB, HEOP, BOCH, UBFO

Page - 20

BANK OF MARIN BANCORP

ITEM 6.	SELECTED FINANCIAL DATA

As of For the Year Ended December 31,	2008	2007	2006	2005	2004	2007/2008
(Dollars in thousands, except per share data)						% change
					`
At December 31
Total assets	$1,049,557	$933,901	$876,578	$840,449	$737,094	12.4%
Total loans	890,544	724,878	719,778	686,661	576,957	22.9%
Total deposits	852,290	834,642	736,697	721,172	645,079	2.1%
Total stockholders' equity	125,546	87,774	89,525	78,221	65,608	43.0%
Equity-to-asset ratio	12.0%	9.4%	10.2%	9.3%	8.9%

For year ended December 31
Net interest income	$48,359	$42,742	$41,733	$39,442	$32,237	13.1%
Provision for possible loan losses	5,010	685	1,266	1,541	934	631.4%
Non-interest income	5,356	5,718	3,972	3,708	3,643	(6.3%)
Non-interest expense	28,677	27,673	25,891	22,498	19,620	3.6%
Net income	12,150	12,324	11,883	11,737	9,518	(1.4%)
Net income per share (diluted)*	2.31	2.31	2.11	2.12	1.76	---
Cash dividend payout ratio on common stock	23.9%	21.4%	20.8%	8.4%	20.1%

*Restated for all stock dividends and stock splits.

Page - 21

BANK OF MARIN BANCORP

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of  financial condition and results of operations for each of the years in the three-year period ended December 31, 2008 should be read in conjunction with Bancorp’s financial statements and related notes thereto, included in Part II Item 8 of this report.  Average balances, including balances used in calculating certain financial ratios, are generally comprised of average daily balances.

Forward-Looking Statements

The disclosures set forth in this item are qualified by important factors detailed in Part I captioned Forward-Looking Statements and Item 1A captioned Risk Factors of this report and other cautionary statements set forth elsewhere in the report.

Executive Summary

Since 2007, financial markets have been experiencing significant disruptions beginning with dramatic declines in the housing market leading to declines in home values and increased foreclosures followed by an economic recession and high unemployment rates. For the banking industry, this has led to increased loan losses and significantly reduced liquidity.

Despite difficult economic conditions, we continue to produce solid results, and we achieved $1 billion in assets by year-end, a milestone for us.  Earnings were stable at $12.2 million for the year, loan growth in 2008 was exceptional at $165.7 million and deposits increased $17.6 million during the year. We grew our loan portfolio without compromising our prudent underwriting standards. The 2007 year-end deposit balance includes a $53.0 million short-term deposit placed with us in the last week of December that was held approximately two weeks.  Excluding this short-term deposit, growth in 2008 totaled $70.7 million. We were able to take advantage of exceptionally low market borrowing rates to fund loan growth in excess of deposit growth. Both our taxable equivalent net interest margin and our efficiency ratio showed significant year over year improvement as described below.

While we serve an affluent community, we are not immune from the impact of the national economic recession. Earnings were affected by a loan loss provision charged to expense of $5.0 million in 2008 compared to $685 thousand in 2007. Net charge-offs totaled $2.6 million in 2008 compared to $85 thousand in 2007.  The charge-offs in 2008 primarily relate to commercial and construction loans secured by real property where the value of collateral has declined. Recovery of the losses, if any, will depend on the value of the collateral when the property is sold. Loan charge-offs represent less than 0.3% of our loan portfolio. Non-accrual loans at December 31, 2008 of $6.7 million represented 0.8% of our loan portfolio.

In October 2008, the federal government announced various programs under the Emergency Economic Stabilization Act of 2008 intended to inject liquidity and stabilize the financial industry.  As of February 20, 2009, the U.S. Treasury has injected $196 billion of capital into financial institutions through the purchase of preferred stock under the $250 billion TCPP which was carved out of the $700 billion TARP funds. Initially $125 billion of TCPP funds were given to the nine largest banks in the nation to bolster their capital.  The remaining $125 billion was set aside to enhance the capital of financially sound banks and to promote responsible lending.

In November 2008, we were approved for participation in the TCPP. On December 5, 2008, we received $28 million in capital under the program through our issuance of preferred stock and warrants to purchase our common stock.  Following receipt of the TCPP funds, we deployed $27.1 billion of the funds into loans through the end of 2008.  On February 27, 2009, our Board of Directors approved a resolution to repurchase all 28,000 shares of outstanding preferred stock following the U.S government’s recent actions, interpretations, and commentary regarding various aspects of the TCPP program, as we have determined that continued participation in the TCPP is not in the best interests of our common shareholders, customers or our employees, and it would impede our ability to compete. We have notified the U.S. Treasury of our intent to repurchase the preferred stock issued under the TCPP.  The repurchase is subject to bank regulatory approval.

In the fourth quarter of 2008, we elected to participate in the FDIC’s Transaction Account Guarantee Program, which provides unlimited FDIC insurance coverage to our depositors, effective October 14, 2008 on transaction accounts until December 31, 2009, by paying a 10 basis point surcharge on top of our current FDIC assessment rate. This insurance is in addition to the FDIC increase in insurance coverage from $100 thousand to $250 thousand on all deposit accounts during the same period.

Page - 22

BANK OF MARIN BANCORP

Our tax-equivalent net interest margin improved 34 basis points in the year to 5.41%. A combination of lower deposit and borrowing rates and a shift in interest-earning assets from Federal funds sold to higher-yielding loans contributed to the expansion.

Beginning in September 2007 and continuing through December 2008, the Federal Reserve lowered its target interest rate by 525 basis points, bringing the target interest rate to a historic low with a range of 0% to 0.25%.    Loan yields did not fall as dramatically since the yield on fixed-rate loans, which comprise over half of the loan portfolio, remained relatively unchanged. In addition, some variable rate loans have reached negotiated rate floors. We lowered deposit offering rates eight times in 2008 in response to declines in the Federal funds rate resulting in a lower cost of funds.

The largest factors likely to affect our net interest margin in 2009 will be the volume of loan and deposits, which will in turn influence our liquidity level and the level of borrowing, the Federal funds target rate, which is expected to rise in late 2009, as well as our responsiveness to competitive pricing on loans and deposits in our market.

Our efficiency ratio improved to 53.39% in 2008 from 57.10% in 2007. Significantly higher net interest income and strong growth in non-interest income combined with only modest growth in non-interest expense has resulted in a marked improvement in efficiency.

In the beginning of 2008, we recorded a non-recurring pre-tax gain of $457 thousand related to the mandatory redemption of shares in Visa, Inc. and the reversal of a $242 thousand pre-tax charge for the potential obligation to Visa Inc. in connection with certain indemnifications provided to Visa Inc. by Visa member banks. In 2007, we recorded a non-recurring pre-tax gain of $710 thousand on the sale of the indirect auto portfolio and a $387 pre-tax gain on the sale of the Visa® credit card portfolio.

We continue to expand our franchise with the opening of a new branch in downtown Mill Valley in June of 2008 and we are in the process of securing a site for an additional branch in Greenbrae, which is projected to open in 2009.

Page - 23

BANK OF MARIN BANCORP

Holding Company

On May 8, 2007, stockholders of the Bank approved the formation of a bank holding company.  On July 1, 2007, the holding company, Bank of Marin Bancorp, acquired the Bank as its wholly owned subsidiary. The holding company is expected to provide flexibility in meeting our financing needs and in responding to evolving changes in the banking and financial services industries.

The financial statements and discussion thereof contained in this report for periods subsequent to the reorganization relate to consolidated Bancorp.  Periods prior to the reorganization relate to the Bank only.  The information is comparable as the sole subsidiary of Bancorp is the Bank.

Critical Accounting Policies

Critical accounting policies are those that are both most important to the portrayal of our financial condition and results of operations and require Management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Management has determined the following five accounting policies to be critical: Allowance for Loan Losses, Other-than-temporary Impairment in Investment Securities, Share-Based Payment, Accounting for Income Taxes and Fair Value Option for Financial Assets and Liabilities.

Allowance for Loan Losses

Allowance for loan losses is based upon estimates of loan losses and is maintained at a level considered adequate to provide for probable losses inherent in the outstanding loan portfolio. The allowance is increased by provisions charged to expense and reduced by net charge-offs.  In periodic evaluations of the adequacy of the allowance balance, Management considers our past loan loss experience by type of credit, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, current economic conditions and other factors. We formally assess the adequacy of the allowance for loan losses on a quarterly basis. These assessments include the periodic re-grading of loans based on changes in their individual credit characteristics including delinquency, seasoning, recent financial performance of the borrower, economic factors, changes in the interest rate environment, and other factors as warranted. Loans are initially graded when originated. They are reviewed as they are renewed, when there is a new loan to the same borrower and/or when identified facts demonstrate heightened risk of default. Larger problem loans are monitored continuously and formal impairment analysis for the purpose of applying Statement of Financial Accounting Standards (“SFAS”) No. 114, Accounting by Creditors for Impairment of a Loan (“SFAS No.114”) occurs at least quarterly.

Our method for assessing the appropriateness of the allowance includes specific allowances for identified problem loans, an allowance factor for categories of credits, and allowances for changing environmental factors (e.g., portfolio trends, concentration of credit, growth, economic factors). Allowances for identified problem loans are based on specific analysis of individual credits. Loss estimation factors for loan categories are based on analysis of local economic factors applicable to each loan category. Allowances for changing environmental factors are Management's best estimate of the probable impact these changes have had on the loan portfolio as a whole.

Other-than-temporary Impairment in Investment Securities

At each financial statement date, we assess whether declines in the fair value of held-to-maturity and available-for-sale securities below their costs are deemed to be other than temporary.  We consider, among other things, (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer, and (iii) our intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value. Evidence evaluated includes, but is not limited to, the remaining payment terms of the instrument and economic factors that are relevant to the collectability of the instrument, such as current prepayment speeds, the current financial condition of the issuer(s), industry analyst reports, credit ratings, credit default rates, interest rate trends and the value of any underlying collateral.  Other- than-temporary-impairment results in a charge to earnings and the corresponding establishment of a new cost basis for the security.

Page - 24

BANK OF MARIN BANCORP

Share-Based Payment

On January 1, 2006, we adopted the provisions of SFAS No.123R, Share-Based Payment (“SFAS No. 123R”), which requires that all share-based payments, including stock options and nonvested restricted common shares, be recognized as an expense in the income statement based on the grant-date fair value of the award with a corresponding increase to common stock.

We determine the fair value of stock options at grant date using the Black-Scholes pricing model that takes into account the stock price at the grant date, the exercise price, the expected dividend yield, stock price volatility and the risk-free interest rate over the expected life of the option. The Black-Scholes model requires the input of highly subjective assumptions including the expected life of the stock-based award and stock price volatility.  The estimates used in the model involve inherent uncertainties and the application of Management’s judgment.  As a result, if other assumptions had been used, our recorded stock-based compensation expense could have been materially different from that reflected in these financial statements. The fair value of nonvested restricted common shares generally equals the stock price at grant date.  In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those share-based awards expected to vest.  If our actual forfeiture rate is materially different from the estimate, the share-based compensation expense could be materially different.  For additional discussion of SFAS No.123R, see Note 9 to the Consolidated Financial Statements in this Form 10-K.

Accounting for Income Taxes

Income taxes reported in the financial statements are computed based on an asset and liability approach in accordance with FASB Statement No. 109, Accounting for Income Taxes (“SFAS No. 109”). We recognize the amount of taxes payable or refundable for the current year, and deferred tax assets and liabilities for the expected future tax consequences that have been recognized in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. We record net deferred tax assets to the extent it is more likely than not that they will be realized.  In evaluating our ability to recover the deferred tax assets, Management considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations.  In projecting future taxable income, Management develops assumptions including the amount of future state and federal pretax operating income, the reversal of temporary differences, and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates being used to manage the underlying business. Bancorp files consolidated federal and combined state income tax returns.

Effective January 1, 2007, we adopted the provisions of FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB No. 109. FIN 48 establishes a “more-likely-than-not” recognition threshold that must be met before a tax benefit can be recognized in the financial statements. For tax positions that meet the more-likely-than-not threshold, an enterprise may recognize only the largest amount of tax benefit that is greater than fifty percent likely of being realized upon ultimate settlement with the taxing authority. Management believed that all tax positions met the more-likely-than-not recognition threshold; therefore, there were no adjustments to retained earnings as a consequence of adopting FIN No. 48 and no subsequent adjustments to the provision for income taxes related to FIN 48.  To the extent tax authorities disagree with these tax positions, our effective tax rates could be materially affected in the period of settlement with the taxing authorities.

Fair Value Option for Financial Assets and Financial Liabilities and Fair Value Measurements

Effective January 1, 2007, we elected early adoption of FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”) and FASB Statement No. 157, Fair Value Measurements, and elected the fair value option for our indirect auto loan portfolio, which was subsequently sold. The changes in fair value of the portfolio after the initial adoption at each balance sheet date were recorded through earnings prior to the sale on June 5, 2007. We determined fair value at January 1, 2007 and March 31, 2007 based on certain criteria including weighted average interest rate, remaining term and FICO credit score. The expected cash flows were discounted using Treasury rates and a spread above the Treasury rate was applied based on recent sales of similar assets. The assumptions represented Management’s best estimates, but these estimates involved inherent uncertainties and the application of Management’s judgment. As a result, if other assumptions had been used, our recorded unrealized gain in the first quarter of 2007 could have been materially different from that reflected in these financial statements.

Page - 25

BANK OF MARIN BANCORP

As a result of our fair value measurement election for the auto loan portfolio, we recorded a cumulative-effect adjustment of $1.5 million, net of tax, as a reduction of retained earnings as of January 1, 2007. In addition, $190 thousand and $520 thousand of pre-tax net gains were recorded in our second and first quarter 2007 earnings, respectively (2 cents and 6 cents per diluted share, respectively,  on an after-tax basis), representing the change in fair value of such instruments during those periods after giving effect to the cumulative-effect adjustment.

We have established and documented a process for determining fair value. For detailed information on our use of fair valuation of financial instruments and our related valuation methodologies, see Note 16 to the Consolidated Financial Statements in this Form 10-K.

RESULTS OF OPERATIONS

Overview

Highlights of the financial results are presented in the following table:

	As of and for the years ended December 31,
(Dollars in thousands, except per share data)	2008	2007	2006
For the period:
Net income	$12,150	$12,324	$11,883
Net income per share
Basic	$2.34	$2.38	$2.21
Diluted	$2.31	$2.31	$2.11
Return on average equity	12.73%	14.44%	13.83%
Return on average common equity	12.88%	14.44%	13.83%
Return on average assets	1.28%	1.38%	1.38%
Common stock dividend payout ratio	23.93%	21.43%	20.81%
Efficiency ratio	53.39%	57.10%	56.65%
At period end:
Book value per common share	$19.14	$17.13	$16.68
Total assets	$1,049,557	$933,901	$876,578
Total loans	$890,554	$724,878	$719,778
Total deposits	$852,290	$834,642	$736,697
Loan-to-deposit ratio	104.49%	86.85%	97.70%

Page - 26

BANK OF MARIN BANCORP

Summary of Quarterly Results of Operations

Table 1 sets forth the quarterly results of operations for 2008 and 2007:

Table 1	Summarized Statement of Operations

	2008 Quarters Ended				2007 Quarters Ended
(Dollars in thousands)	Dec. 31	Sept. 30	Jun. 30	Mar. 31	Dec. 31	Sept. 30	Jun. 30	Mar. 31
Interest income	$15,063	$15,028	$14,544	$14,541	$15,700	$15,830	$15,439	$14,872
Interest expense	2,214	2,717	2,635	3,251	4,221	5,042	4,961	4,875
Net interest income	12,849	12,311	11,909	11,290	11,479	10,788	10,478	9,997
Provision for loan losses	2,200	1,685	510	615	345	200	75	65
Net interest income after provision for loan losses	10,649	10,626	11,399	10,675	11,134	10,588	10,403	9,932
Non-interest income	1,181	1,194	1,279	1,702	1,231	1,586	1,393	1,508
Non-interest expense	7,094	7,442	7,140	7,001	7,028	6,926	7,030	6,689
Income before provision for income taxes	4,736	4,378	5,538	5,376	5,337	5,248	4,766	4,751
Provision for income taxes	1,943	1,683	2,152	2,100	2,079	2,059	1,863	1,777
Net income	$2,793	$2,695	$3,386	$3,276	$3,258	$3,189	$2,903	$2,974
Preferred stock dividends and accretion	$(113)	---	---	---	---	---	---	---
Net income available to common shareholders	$2,680	$2,695	$3,386	$3,276	$3,258	$3,189	$2,903	$2,974

Net income per common share
Basic	$0.52	$0.53	$0.66	$0.64	$0.63	$0.62	$0.56	$0.57
Diluted	$0.52	$0.52	$0.65	$0.63	$0.62	$0.60	$0.54	$0.55

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

Interest rate changes can create fluctuations in the net interest margin due to an imbalance in the timing of repricing or maturity of assets or liabilities. We manage interest rate risk exposure with the goal of minimizing the impact of interest rate volatility on the net interest margin.

Table 2, Distribution of Average Statements of Condition and Analysis of Net Interest Income, compares interest income and average interest-earning assets with interest expense and average interest-bearing liabilities for the three years 2008, 2007 and 2006. The table also indicates net interest income, net interest margin and net interest rate spread for each period presented.

Page - 27

BANK OF MARIN BANCORP

Table 2	Distribution of Average Statements of Condition and Analysis of Net Interest Income

	2008			2007			2006
		Interest			Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Federal funds sold and other short-term investments	$4,212	$138	3.22%	$42,584	$2,209	5.19%	$4,503	$226	5.01%
Investment securities
U.S. Treasury securities (1)	---	---	---	315	8	2.43	3,086	76	2.45
U.S. Government agencies (1)	72,606	3,555	4.90	75,775	3,759	4.96	84,185	3,707	4.40
Other (1)	6,124	273	4.46	11,110	656	5.92	5,830	297	5.10
Obligations of state and political subdivisions (2)	19,541	1,106	5.66	13,067	641	4.91	14,955	758	5.07
Loans and banker's acceptances (3)	798,369	54,475	6.82	703,087	54,730	7.78	701,732	53,447	7.62
Total interest-earning assets	900,852	59,547	6.61	845,938	62,003	7.33	814,291	58,511	7.18
Cash and due from banks	21,990			24,364			28,322
Bank premises and equipment, net	8,354			8,185			6,343
Interest receivable and other assets, net	17,325			16,301			13,307
Total assets	$948,521			$894,788			$862,263
Liabilities and Stockholders' Equity
Interest-bearing transaction accounts	$78,672	$344	0.44%	$76,673	$301	0.39%	$75,336	$293	0.39%
Savings and money market accounts	430,621	6,910	1.60	414,592	14,161	3.42	358,027	10,979	3.07
CDARS® reciprocal deposits	9,039	200	2.21	---	---	---	---	---	---
Time accounts	83,735	2,466	2.95	86,268	3,465	4.02	104,205	3,837	3.68
Purchased funds	30,069	601	2.00	16,097	765	4.76	23,008	1,078	4.68
Subordinated Debenture	5,000	296	5.92	5,000	407	8.14	5,000	391	7.82
Total interest-bearing liabilities	637,136	10,817	1.70	598,630	19,099	3.19	565,576	16,578	2.93
Demand accounts	208,320			204,146			205,512
Interest payable and other liabilities	7,624			6,648			5,262
Stockholders' equity	95,441			85,364			85,913
Total liabilities & stockholders' equity	$948,521			$894,788			$862,263

Tax-equivalent net interest income/margin		$48,730	5.41%		$42,904	5.07%		$41,933	5.15%
Reported net interest income/margin		$48,359	5.37%		$42,742	5.05%		$41,733	4.84%
Net interest rate spread			4.91%			4.14%			4.25%

(1)	Yields on available-for-sale securities are calculated based on amortized cost balances rather than fair value, as changes in fair value are reflected as a component of stockholders' equity.
(2)	Yields and interest income on tax-exempt securities are presented on a tax-equivalent basis using the federal statutory rate of 35 percent.
(3)
Average balances on loans outstanding include non-performing loans, if any. The amortized portion of net loan origination fees (costs) is included in interest income on loans, representing an adjustment to the yield.

Page - 28

BANK OF MARIN BANCORP

The net interest rate spread in 2008 reflects a decline of 72 basis points over 2007 in the yield on interest-earning assets and a dramatic decline of 149 basis points in the cost of interest-bearing liabilities, reflecting a sharply declining interest rate environment in 2008. In contrast, the yield on interest-earning assets increased 15 basis points in 2007 over 2006 while the cost of interest-bearing liabilities increased 26 basis points.

The tax-equivalent net interest margin increased to 5.41% in 2008, up 34 basis points from 2007, and declined 8 basis points to 5.07% in 2007 from 2006. In 2008, the effects of lower rates on deposits and borrowings due to sharply declining market rates outweighed the effects of lower loan yields and an increased level of borrowings to support loan growth. In 2007, the margin was impacted by a higher cost of funds in a rising interest rate environment as well as competition for deposits, partially offset by higher loan yields and a decrease in borrowings. In addition, the composition of average interest-earning assets shifted in both 2007 and 2008 over the prior year as described below, affecting the tax-equivalent net interest margin in both years.

The overall earnings on assets are affected by loan rates and the mix of interest-earning assets. The composition of interest-earning assets in 2008 over 2007 reflects a shift to higher-yielding loans from Federal funds sold while 2007 over 2006 reflects the opposite, a shift to Federal funds sold from loans.  The movement follows the sale of the indirect auto portfolio in the second quarter of 2007 when the proceeds of $76 million were initially invested in Federal funds sold and gradually reinvested in higher-yielding relationship loans.

Average interest-earning assets increased $54.9 million, or 6.5%, in 2008 compared to 2007 and $31.6 million, or 3.9%, in 2007 compared to 2006. The increase in 2008 primarily relates to loan growth of $95.3 million, partially offset by a $38.4 million decline in Federal funds sold, while the increase in 2007 primarily reflects an increase in Federal funds sold as a result of the indirect auto loan sale noted above.

The average yield on interest-earning assets decreased 72 basis points in 2008 compared to 2007 and increased 15 basis points in 2007 over 2006 reflecting very different market conditions.  In 2008 most categories of interest-earning assets recorded declines in yields, reflecting a sharply declining rate environment, with the exception of municipal bonds for which state and political subdivisions were forced to offer higher rates as investors became wary of the insurance companies which guaranteed the instruments.  In addition, the perceived credit risk of municipalities in general increased. The increase in yields in most categories of interest-earning assets in 2007 over 2006 is primarily attributable to the increasing interest rate environment through August of 2007. The yield on municipal securities declined in 2007 due to maturities of higher yielding bonds in our portfolio and replacement of bonds at lower yields.

The yield on the loan portfolio, which comprised 88.6%, 83.1% and 86.2% of average earning assets in 2008 and 2007 and 2006, respectively, decreased 96 basis points in 2008 from 2007 and increased 16 basis points in 2007 over 2006. The decrease in 2008 loan yields reflects the downward repricing of variable rate loans and new loans originated at lower market rates, as well as maturities and pay downs of higher yielding loans, partially offset by higher yields on fixed rate loans originated before the market decline. Although non-accrual loans were $6.7 million at December 31, 2008 compared to $144 thousand at December 31, 2007, the impact of forgone interest on the yield on loans in 2008 was only 2 basis points. The increase in 2007 in the loan yield reflects loan originations at higher yields, the paydown of loans at lower yields and the write-down to fair value and subsequent sale of the lower-yielding indirect auto portfolio.

The overall cost of liabilities is affected by offered rates and the mix of deposits and other liabilities.  The overall rate on interest-bearing liabilities decreased 149 basis points in 2008 over 2007, and increased 26 basis points in 2007 over 2006, responding to Federal fund target rate movements in both years.

Market rates are in part based on the Federal Reserve Open Market Committee (“FOMC”) target Federal funds interest rate (the interest rate banks charge each other for short-term borrowings).  The change in the Federal funds sold and purchased rates is the result of target rate changes implemented by the FOMC.  In 2008, there were seven downward adjustments to the target rate totaling 325 basis points, bringing the target interest rate to a historic low with a range of 0% to 0.25%. In 2007, beginning in August, there were three downward adjustments totaling 100 basis points bringing the target interest rate down to 4.25% by December 31, 2007.

The rate on purchased funds declined dramatically by 276 basis points in 2008 over 2007, primarily due to declines in the Federal funds target rate. The rate on subordinated debt declined 222 basis points reflecting a decline in three-month LIBOR, to which the borrowing rate is indexed. In 2007 over 2006, the rate on purchased funds increased 8 basis points reflecting the change in the Federal funds target rate.  The rate on subordinated debt increased 32 basis points reflecting an increase in three-month LIBOR, to which the borrowing is indexed.

In 2008, the average rate on savings and money market accounts, which comprise approximately 68% of interest-bearing liabilities, decreased 182 basis points and the rate on time deposits decreased 107 basis points, reflecting lower offered rates on deposits in response to lower market rates. The rate on interest-bearing transaction accounts remained relatively unchanged. In 2007, the rate on savings and money market accounts increased 35 basis points over 2006 and the rate on time deposits increased 34 basis points reflecting the rising Federal fund target rate. The rate on interest-bearing transaction accounts remained unchanged from 2006.

The average balance of interest-bearing liabilities increased $38.5 million, or 6.4%, in 2008 compared to 2007, and $33.1 million, or 5.8%, in 2007 compared to 2006.  In 2008 over 2007, deposit increases were recorded in most deposit categories. Notably, the increase in average savings and money market accounts of $16.0 million was mainly due to a new on-balance sheet cash sweep program as discussed in the Deposits section below. A new CDARS® product contributed to an increase in average reciprocal time deposits of $9.0 million. The increase in interest-bearing liabilities in 2008 was also the result of an increase in average purchased funds of $14.0 million as our loan growth outpaced the deposit growth. Total average interest-bearing deposits increased $30.1 million in 2007, which reflected higher average savings and money markets accounts, due to higher offered rates in response to the rising Federal funds target rate at that time and competitive pricing, partially offset by declines of $17.9 million in average time deposits and $6.9 million in average purchased funds, reflecting the lessened need for borrowing following the sale of the indirect auto portfolio. See Table 12, Distribution of Average Deposits and Section on Deposits for further detail and discussion of the shift in the relative mix of deposits during 2008 and 2007.

Table 3, Analysis of Changes in Net Interest Income, separates the change in net interest income into two components: (1) volume – change caused by increases or decreases in the average asset and liability balances outstanding, and (2) yield/rate – changes in average yields on earning assets and average rates for interest-bearing liabilities.  Table 3 shows the impact on income of balance sheet changes and the changes in market interest rate levels which occurred during 2008 and 2007.

Page - 29

BANK OF MARIN BANCORP

The table indicates that in 2008, the decreases in both interest income and interest expense were heavily impacted by decreases in rate, partially offset by increases related to volume, while in 2007 the increase in interest income was fairly evenly impacted by rate and volume, while the increase in interest expense was more impacted by rate than volume.

Table 3	Analysis of Changes in Net Interest Income

	2008 compared to 2007			2007 compared to 2006
		Yield/			Yield/
(Dollars in thousands)	Volume	Rate*	Total	Volume	Rate*	Total
Assets
Federal funds sold	$(1,458)	$(613)	$(2,071)	$1,975	$8	$1,983
Investment securities
U. S. Treasury securities	(8)	---	(8)	(67)	(1)	(68)
U. S. government agencies	(155)	(49)	(204)	(391)	443	52
Obligations of state and political subdivisions	(247)	(136)	(383)	305	54	359
Municipal bonds	355	110	465	(102)	(15)	(117)
Loans and bankers’ acceptances	6,938	(7,193)	(255)	103	1,180	1,283
Total interest-earning assets	5,425	(7,881)	(2,456)	1,823	1,669	3,492
Liabilities
Interest-bearing transaction accounts	8	35	43	5	3	8
Savings and money market accounts	528	(7,779)	(7,251)	1,849	1,333	3,182
CDARS® reciprocal deposits	200	---	200
Time accounts	(99)	(900)	(999)	(700)	328	(372)
Purchased funds	434	(598)	(164)	(330)	17	(313)
Subordinated Debenture	---	(111)	(111)	-	16	16
Total interest-bearing liabilities	1,071	(9,353)	(8,282)	824	1,697	2,521
Tax-equivalent net Interest Income	$4,354	$1,472	$5,826	$999	$(28)	$971

*The changes for each category of interest income and expense are divided between the portion of change attributable to the variance in volume and the portion of change attributable to the variance in rate for that category.The unallocated change in rate or volume variance has been allocated between the rate and volume variances on a pro rata basis.

Provision for Loan Losses

Management assesses the adequacy of the allowance for loan losses on a quarterly basis based on several factors including growth of the loan portfolio, analysis of probable losses in the portfolio, recent loss experience and the current economic climate.  Actual losses on loans are charged against the allowance, and the allowance is increased through the provision for loan losses charged to expense.  For further discussion, see the section captioned “Critical Accounting Policies.”

Our provision for loan losses totaled $5.0 million in 2008 compared to $685 thousand in 2007.  The allowance for loan losses as a percentage of loans totaled 1.12% at December 31, 2008, compared to 1.05% at December 31, 2007. The increase to the provision and allowance for loan losses in 2008 reflected the significant level of loan growth that we experienced in 2008,  and an increased allocation for economic uncertainty. The U.S. economy is experiencing significantly reduced business activity as a result of, among other factors, disruptions in the financial system, dramatic declines in the housing market, and an increasing unemployment rate.  During the second half of 2008, there has been unprecedented volatility and deterioration in the financial markets, the failure of well-known companies and the start of a national recession. We have begun to see financial difficulties experienced by borrowers, especially in the construction industry, where sale prices have declined and holding periods have increased. Consequently, we have increased the economic factor from 0.20% at December 31, 2007 to 0.30% at December 31, 2008, resulting in an increase in the allowance for loan losses related to economic uncertainty of $1.2 million in 2008.  The specific reserve increased from zero at December 31, 2007 to $44 thousand at December 31, 2008.

Net charge-offs in 2008 totaling $2.6 million primarily relate to construction loans secured by real property where the value of collateral has declined.  Net charge-offs in 2007 totaled $85 thousand.

Page - 30

BANK OF MARIN BANCORP

Non-performing assets included ten loans at December 31, 2008, one loan at December 31, 2007, one loan at December 31, 2006 and none at the prior two year ends.

Table 4	Non-performing Assets at December 31

(Dollars in thousands)	2008	2007	2006	2005		2004
Non accrual loans	$6,692	$144	$49	$	---	$	---
Accruing loans past due 90 days or more	---	---	---		---		---
Other real estate owned	---	---	---		---		---
Total non-performing assets	$6,692	$144	$49	$	---	$	---

Non-interest Income

Non-interest income includes service charges on deposit accounts, Wealth Management Services (WMS) income and other income.

Table 5	Significant Components of Non-interest Income

				2008 compared to 2007		2007 compared to 2006
	Year Ended			Amount	Percent	Amount	Percent
	December 31,			Increase	Increase	Increase	Increase
(Dollars in thousands)	2008	2007	2006	(Decrease)	(Decrease)	(Decrease)	(Decrease)
Service charges on deposit accounts	$1,654	$1,251	$1,007	$403	32.2%	$244	24.2%
Wealth Management Services	1,292	1,229	1,067	63	5.1%	162	15.2%
Net gain on indirect auto and
Visa portfolios	---	1,097	---	(1,097)	NM	1,097	NM
Net gain on redemption of shares in
Visa, Inc.	457	---	---	457	NM	---	---
Other non-interest income
Earnings on Bank owned life insurance	640	577	505	63	10.9%	72	14.3%
Customer banking fees and other charges	409	536	506	(127)	(23.7%)	30	5.9%
Other income	904	1,028	887	(124)	(12.1%)	141	15.9%
Total other non-interest income	1,953	2,141	1,898	(188)	(8.8%)	243	12.8%
Total non-interest income	$5,356	$5,718	$3,972	$(362)	(6.3%)	$1,746	44.0%

NM - Not Meaningful

The adoption of SFAS No. 159 and the subsequent sale of the indirect auto loan portfolio generated a pre-tax net gain in 2007 of $710 thousand and the sale of the Visa (R) credit card portfolio generated a pre-tax net gain of $387 thousand in 2007, resulting in total net gains of $1.1 million.  In 2008, the mandatory redemption of a portion of our shares of Visa, Inc. generated a net gain of $457 thousand.  Excluding these nonrecurring gains, non-interest income in 2008 increased $278 thousand or 6.0% from 2007, and increased $649 thousand or 16.3% in 2007 over 2006.

The increase in service charges on deposit accounts in 2008 was primarily attributable to an increase in fees from our business analysis accounts, primarily reflecting a reduced earnings credit, as well as an increase in fees on checks drawn against insufficient funds effective April 1, 2007, combined with higher volume.  The increase in service charges in 2007 was due to the same reasons.

The increase in WMS income in 2008 reflected new assets under management and one-time estate settlement fees, partially offset by market declines affecting fees. The increase in 2007 WMS income was primarily the result of growth in assets under management and market appreciation of assets.

The decrease in the other non-interest income in 2008 was primarily due to a $91 thousand decrease in reverse mortgage fees (we terminated this service on May 1, 2008), an $83 thousand decrease in net remote deposit capture fees (which are offset by earnings credit through business analysis), a $65 thousand decrease in Visa®  fees following the sale of the Visa® credit card portfolio in the third quarter of 2007, and a $48 thousand decrease in cash manager fees (when customers switched to a new on-balance sheet sweep product, we no longer receive significant fees from the previous cash management reserve processor).  The decreases were partially offset by higher miscellaneous income due to $42 thousand of interest we received in the second quarter of 2008 on amended tax returns and a $63 thousand increase in bank-owned life insurance (“BOLI”) income due to $2.2 million new purchase of policies in 2008.  The increase in other income in 2007 primarily resulted from an increase in BOLI (due to the additional investment of $1.2 million in September 2006 and a gradually increasing yield), and higher miscellaneous income (which included $89 thousand of indirect auto loan recoveries subsequent to recording these loans at their fair value).

Page - 31

BANK OF MARIN BANCORP

Non-interest Expense

Table 6, Significant Components of Non-interest Expense, summarizes the amounts and changes in dollars and percentages. Our efficiency ratio (the ratio of non-interest expense divided by the sum of non-interest income and net interest income) decreased to 53.39% in 2008 from 57.10% in 2007 and from 56.65% in 2006.

Table 6	Significant Components of Non-interest Expense

				2008 compared to 2007		2007 compared to 2006
	Year Ended			Amount	Percent	Amount	Percent
	December 31,			Increase	Increase	Increase	Increase
(Dollars in thousands)	2008	2007	2006	(Decrease)	(Decrease)	(Decrease)	(Decrease)
Salaries and related benefits	$16,097	$15,900	$15,490	$197	1.2%	$410	2.6%
Occupancy and equipment	3,202	2,871	2,624	331	11.5%	247	9.4%
Depreciation & amortization	1,340	1,246	998	94	7.5%	248	24.8%
Data processing costs	1,825	1,657	1,537	168	10.1%	120	7.8%
Professional services	1,600	1,681	1,269	(81)	(4.8%)	412	32.5%
Other non-interest expense
FDIC Insurance	507	263	92	244	92.8%	171	185.9%
Advertising	439	297	387	142	47.8%	(90)	(23.3)%
Director expense	444	395	495	49	12.4%	(100)	(20.2)%
Other expense	3,223	3,363	2,999	(140)	(4.2%)	364	12.1%
Total other non-interest expense	4,613	4,318	3,973	295	6.8%	345	8.7%
Total non-interest expense	$28,677	$27,673	$25,891	$1,004	3.6%	$1,782	6.9%

Excluding the $242 thousand Visa Inc. litigation cost reversed against other expense in the first quarter of 2008 (see Note 20 to the Consolidated Financial Statements in this Form 10-K), non-interest expense for 2008 increased $1.2 million, or 4.5%.

The increase in salaries and benefits in 2008 from prior year primarily reflected higher personnel costs associated with branch expansion, including higher salaries, commissions, and employee insurance due to a higher level of FTE, which totaled 197 and 190 at year-end 2008 and 2007, respectively. These increases were partially offset by a $179 thousand decrease in our contribution to Employee Stock Ownership and Savings Plan, a $74 thousand decrease in stock-based compensation and lower capitalization of deferred loan costs as defined in SFAS No. 91 Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases.

The increases in salaries and benefits costs from 2006 to 2007 were due to normal inflation-adjusted annual salary increases, partially offset by a slight decrease in net FTE employees from 194 at year-end 2006.

The increases in occupancy and equipment expenses in 2008 compared to 2007 were primarily related to higher premises rent associated with the new Mill Valley branch opened in June 2008, as well as higher maintenance and repair costs.  The increases in 2007 in occupancy and equipment costs of $247 thousand were largely due to a full year’s expense related to the lease of our new corporate office, the addition of a new San Francisco loan office lease, and annual rent increases in the branch facilities.

The increase in depreciation and amortization expenses in 2008 was primarily due to the addition of leasehold improvements associated with the remodeling of the San Rafael branch in the second quarter of 2008, and the addition of the Mill Valley branch during June 2008. The increase in depreciation and amortization in 2007 reflected expenses associated with the remodeling of our Northgate branch, a full year of amortization of the new corporate office, as well as expenses associated with the opening of the new loan office in San Francisco.

Page - 32

BANK OF MARIN BANCORP

The increase in data processing costs in 2008 over 2007 reflected a one-time de-conversion cost that related to credit card customers, as well as one-time costs associated with network upgrades, set-up of our new cash manager sweep program, and the related training costs.  The increases in data processing costs in 2007 over 2006 were due to the contractually stipulated price increases that are part of our long-term agreement with our data processing provider and also due to costs associated with regulatory compliance and the implementation of new products and services.

The decrease in professional services in 2008 over 2007 was largely attributable to a decrease in expenses associated with the holding company formation in 2007 and the discontinuation of a consulting agreement that began in July of 2006 and ended in June of 2008. The increase in professional services in 2007 from 2006 reflected higher legal and accounting expenses, primarily associated with the formation of the holding company as well as a full year of the consulting agreement that commenced in July of 2006.

The increases in other non-interest expense in 2008 over 2007 reflected increases in FDIC insurance (due to an increase in industry-wide FDIC assessment and growth in our deposit level), other processing costs, advertising, and investor relations expenses.

FDIC insurance in 2009 could be more than five times that of 2008 if a recently proposed one-time assessment of 20 basis points on covered deposits becomes final on top of already enacted assessment increases.  In November 2008, we elected to provide unlimited insurance coverage on non-interest-bearing transaction accounts, on which we will pay a 10 basis point surcharge per $100 covered balances in excess of $250 thousand.  In addition, the FDIC insurance assessment on transaction accounts under $250 thousand will increase from 5 basis points to 12 basis points annually per $100 covered in the first quarter of 2009, related to a uniform increased assessment.  Beginning April 1, 2009, the base rate of banks in the best risk category will range from twelve to sixteen cents per $100 of covered deposits. Finally, as discussed above, on February 27, 2009, the FDIC proposed a one-time assessment of 20 basis points on covered deposits as of June 30, 2009, payable on September 30, 2009. The newly issued proposal also gives the FDIC the ability to impose future emergency special assessments of up to 10 basis points if necessary.

In 2007, other non-interest expense includes a pre-tax non-recurring charge of $242 thousand recorded in the fourth quarter for the potential obligation to Visa U.S.A. in connection with certain litigation indemnifications provided to Visa U.S.A. by Visa member banks.  The increase in other non-interest expense in 2007 over 2006 also includes increases in FDIC insurance and information technology costs, partially offset by decreases in other losses, director expenses, and advertising.

Provision for Income Taxes

We reported a provision for income taxes of $7.9 million, $7.8 million, and $6.7 million for the years 2008, 2007, and 2006 respectively.  The effective tax rates were 39.3%, 38.7% and 35.9% for those same periods.  These provisions reflect accruals for taxes at the applicable rates for federal income tax and California franchise tax based upon reported pre-tax income, and adjusted for the effects of all permanent differences between income for tax and financial reporting purposes (such as earnings on qualified municipal securities, BOLI and certain tax-exempt loans).  Therefore, there are normal fluctuations in the effective rate from period to period based on the relationship of net permanent differences to income before tax. We have not been subject to an alternative minimum tax (“AMT”).

Bancorp and the Bank have entered into a tax allocation agreement which provides that income taxes shall be allocated between the parties on a separate entity basis.  The intent of this agreement is that each member of the consolidated group will incur no greater tax liability than it would have incurred on a stand-alone basis.

Page - 33

BANK OF MARIN BANCORP

FINANCIAL CONDITION

Investment Securities

We maintain an investment securities portfolio to provide liquidity and to generate earnings on funds that have not been loaned.  Management determines the maturities and the types of securities to be purchased based on the need for liquidity to fund loans and the desire to attain a high investment yield.  Table 7 shows the makeup of the securities portfolio at December 31, 2008 and 2007.

Table 7	Investment Securities

Type and Maturity Grouping	December 31, 2008				December 31, 2007
	Principal	Amortized	Market	Average	Principal	Amortized	Market	Average
(Dollars in thousands)	Amount	Cost (2)	Value	Yield	Amount	Cost (2)	Value	Yield
Held to maturity
State and municipal (1)
Due within 1 year	$200	$200	$200	3.20%	$1,010	$1,010	$1,017	4.81%
Due after 1 but within 5 years	5,070	5,203	5,370	3.47	4,990	5,165	5,200	3.34
Due after 5 but within 10 years	5,140	5,312	5,488	3.70	3,340	3,391	3,470	3.94
Due after 10 years	12,635	12,843	12,077	3.80	3,550	3,616	3,551	3.44
Total held to maturity	23,045	23,558	23,135	3.70	12,890	13,182	13,238	3.64
Available for sale
U. S. government agencies
Due within 1 year	6	6	6	2.40	17,386	17,388	17,376	4.76
Due after 1 but within 5 years	46,383	46,627	47,269	5.11	44,010	44,285	44,045	4.93
Due after 5 but within 10 years	25,947	26,162	26,235	4.89	4,623	4,575	4,619	5.58
Due after 10 years	5,000	5,097	5,072	4.86	8,573	8,715	8,475	5.41
Total	77,336	77,892	78,582	5.02	74,592	74,963	74,515	4.99
Corporate CMOs
Due within 1 year	734	734	727	5.25	---	---	---	---
Due after 1 but within 5 years	657	658	643	5.54	2,483	2,487	2,474	5.38
Due after 5 but within 10 years	---	---	---	---	---	---	---	---
Due after 10 years	---	---	---	---	---	---	---	---
Total	1,391	1,392	1,370	5.39	2,483	2,487	2,474	5.38
Corporate debt securities and other
Due within 1 year	---	---	---	---	10,000	10,000	10,000	5.60
Due after 1 but within 5 years	---	---	---	---	---	---	---	---
Due after 5 but within 10 years	---	---	---	---	---	---	---	---
Due after 10 years	---	---	---	---	---	---	---	---
Total	---	---	---	---	10,000	10,000	10,000	5.60
Total available for sale	78,727	79,284	79,952	5.03	87,075	87,450	86,989	5.07
Total	$101,772	$102,842	$103,087	4.73%	$99,965	$100,632	$100,227	4.88%

(1) Interest income and yields on tax-exempt securities are not presented on a tax-equivalent basis.  Maturities for securities are based on expected versus contractual maturities.

(2) Book value reflects cost, adjusted for accumulated amortization and accretion.

Our investment securities portfolio, consisting primarily of obligations of U.S. government agencies, state and municipal securities and corporate collateralized mortgage obligations (“CMOs”), increased $3.3 million or 3.3% in 2008.  U.S. government agency securities, which make up 75.9% of the portfolio, increased $4.1 million in 2008.  State and municipal securities, which represented 22.8% of the portfolio, increased $10.3 million. Corporate collateralized mortgage obligation securities decreased by $1.1 million and corporate debt securities decreased by $10.0 million.  The weighted average maturity of the portfolio at December 31, 2008 was approximately sixty-eight months.

Total mortgage-backed securities in the portfolio at December 31, 2008 were $62.9 million which consisted of $8.2 million pass-through securities issued by FNMA and FHLMC, $53.3 million other mortgage backed securities issued or guaranteed by FNMA, FHLMC, or Government National Mortgage Association (“GNMA”), and $1.4 million of CMOs issued by corporations.  We generally invest in mortgage-backed securities with borrowers having strong credit scores and/or collateral compositions reflecting low loan-to-value ratios. See Note 2 to Consolidated Financial Statements and Item 1A, Risk Factors, for more information on investment securities.

Page - 34

BANK OF MARIN BANCORP

Loans

Commercial loans increased $22.1 million in 2008 compared to 2007, which was the result of our continued emphasis on commercial and industrial lending, specifically asset-based lines of credit. We have historically targeted well-established local businesses with strong guarantors that have proven to be resilient in periods of economic stress. As such, demand in that area did not appear to be significantly impacted by the recent turmoil in the financial markets. Commercial real estate loans increased $77.4 million in the same period, mainly driven by increased demand from existing customers.  Construction loans increased $24.8 million in 2008 due to both the acquisition of new projects as well as the funding of commitments carried-over from the prior year.  Residential real estate loans increased $41.8 million. A large part of the residential real estate loan opportunities were for the conversion of acquisition and development loans to tenant-in-common units in San Francisco, a trend that will continue through 2009. Further, we had a consumer loan promotion in 2008, which resulted in significant growth in revolving home equity loans within our primary market area.

Commercial loans increased by $6.9 million in 2007 compared to 2006, and real estate loans increased by $78.0 million in the same period. The increase in commercial loan totals resulted from a targeted emphasis on commercial and industrial lending, specifically asset-based lines of credit, as well as the opening of the San Francisco loan production office. Commercial real estate loans increased due to ongoing demand complemented by opportunities that surfaced as a result of our active involvement in our trade area. Residential real estate loans increased $20.0 million from 2006 to 2007, reflecting the same trend discussed above. The decrease in indirect auto loans in 2007 is due to our sale of indirect auto loans in June 2007 and exiting the indirect auto loan business thereafter.

Approximately 84% of our outstanding loans are secured by real estate at December 31, 2008 and 2007. Of the real estate loans, 46% are non-owner occupied commercial real estate loans, 20% are owner occupied commercial real estate loans, 17% are construction loans, 8% are personal real estate loans and 9% are home equity loans.  Our commercial real estate loan portfolio is weighted towards term loans for which the primary source of repayment is cash flow from net operating income of the real estate property. See also Item 1A, Risk Factors, regarding our loan concentration risk.  Table 8 shows an analysis of loans by type.

Table 8	Loans Outstanding by Type at December 31

(Dollars in thousands)	2008	2007	2006	2005	2004
Commercial loans	$146,483	$124,336	$117,391	$144,510	$120,006
Real estate
Commercial	467,170	389,741	311,692	282,564	250,326
Construction	121,981	97,153	116,790	112,116	81,549
Residential (a)	120,676	78,860	58,912	36,304	30,692
Installment
Indirect Auto loans	---	---	84,141	77,612	68,769
Other installment and consumer loans	34,234	34,788	30,852	33,555	25,615
Total loans	890,544	724,878	719,778	686,661	576,957
Less Allowance for loan losses	(9,950)	(7,575)	(8,023)	(7,115)	(6,110)
Net Loans	$880,594	$717,303	$711,755	$679,546	$570,847

(a) The residential loan portfolio includes no sub-prime loans at years presented.

Table 9 shows a shift towards fixed rate loans within the portfolio in 2008 when compared to 2007. The large majority of the variable rate loans are tied to independent indices (such as the Wall Street Journal prime rate or the Treasury Constant Maturities). Substantially all loans with an original term of more than five years have provisions for the fixed rates to reset, or convert to a variable rate, after one, three or five years.

Page - 35

BANK OF MARIN BANCORP

Table 9	Loan Portfolio Maturity Distribution and Interest Rate Sensitivity

	December 31, 2008				December 31, 2007
	Fixed	Variable			Fixed	Variable
(Dollars in thousands)	Rate	Rate	Total	Percent	Rate	Rate	Total	Percent
Due within 1 year	$52,266	$153,504	$205,770	23.1%	$60,885	$110,827	$171,712	23.7%
Due after 1 but within 5 years	162,527	105,427	267,954	30.1%	111,150	92,687	203,837	28.1%
Due after 5 years	275,101	141,719	416,820	46.8%	196,011	153,318	349,329	48.2%
Total	$489,894	$400,650	$890,544	100.0%	$368,046	$356,832	$724,878	100.0%
Percentage	55.01%	44.99%	100.00%		50.77%	49.23%	100.00%

Allowance for Loan Losses

Credit risk is inherent in the business of lending.  As a result, we maintain an allowance for loan losses to absorb losses inherent in our loan portfolio through a provision for probable loan losses charged against earnings. All specifically identifiable and quantifiable losses are immediately charged off against the allowance.  The balance of our allowance for loan losses is Management’s best estimate of the remaining losses inherent in the portfolio. The ultimate adequacy of the allowance is dependent upon a variety of factors beyond our control, including the real estate market, changes in interest rate and economic and political environments.

The allowance for loan losses as a percent of total loans at December 31, 2008 was 1.12% versus 1.05% at the end of 2007 and 1.11% at the end of 2006. Based on the current conditions of the loan portfolio, Management believes that the $10.0 million allowance for loan losses at December 31, 2008 is adequate to absorb losses inherent in our loan portfolio. No assurance can be given, however, that adverse economic conditions or other circumstances will not result in increased losses in the portfolio. Table 10 shows the activity in the allowance for loan losses for each of the years in the five-year period ended December 31, 2008. At December 31, 2008, non-accrual loans, primarily construction loans, totaled $6.7 million. At December 31, 2007, we had one non-accrual loan of $144 thousand. Impaired loan balances at each period-end approximated the balance of non-accrual loans. Accruing loans 30-89 days past due were $4.4 million at December 31, 2008 and $597 thousand at December 31, 2007.

With the adoption of SFAS No. 159, the indirect auto loan portfolio was recorded at fair value in 2007. As a result, an unrealized loss of $3.5 million was recorded as a reduction of loans, and the allowance for loan losses was reduced by $1.0 million, which is reflected in the table below.

Page - 36

BANK OF MARIN BANCORP

Table 10	Allowance for Loan Losses at December 31

(Dollars in thousands)	2008	2007	2006	2005	2004
Beginning balance	$7,575	$8,023	$7,115	$6,110	$5,458
Cumulative-effect adjustment of adoption of SFAS No. 159	---	$(1,048)	---	---	---
Provision charged to expense	5,010	685	1,266	1,541	934
Loans charged off
Commercial	(1,100)	---	(172)	(362)	(6)
Construction	(1,508)	---	---	---	---
Installment and other consumer	(72)	(115)	(424)	(402)	(421)
Total	(2,680)	(115)	(596)	(764)	(427)
Loan loss recoveries
Commercial	24	---	35	6	1
Installment and other consumer	21	30	203	222	144
Total	45	30	238	228	145
Net loans charged off	(2,635)	(85)	(358)	(536)	(282)
Ending balance	$9,950	$7,575	$8,023	$7,115	$6,110

Total loans outstanding at end of year, before deducting allowance for loan losses	$890,544	$724,878	$719,778	$686,661	$576,957

Average total loans outstanding during year	$798,369	$703,087	$701,732	$640,694	$514,299

Ratio of allowance for loan losses to total loans at end of year	1.12%	1.05%	1.11%	1.04%	1.06%

The Components of the Allowance for Loan Losses

As stated previously in “Critical Accounting Policies,” the overall allowance consists of a specific allowance for identified impaired loans, an allowance factor for categories of credits with similar characteristics and trends, and an allowance for changing environmental factors. The first component, the specific allowance, results from the analysis of identified problem credits and the evaluation of sources of repayment including collateral, as applicable. Through Management’s ongoing loan grading process, individual loans are identified that have conditions that indicate the borrower may be unable to pay all amounts due under the contractual terms. These loans are evaluated individually by Management based on SFAS No. 114 and specified allowances for loan losses are established where applicable.

The second component, the allowance factor, is an estimate of the probable inherent losses across the major loan categories in our loan portfolio. This analysis is based on loan grades by pool and current general economic and business conditions determined in accordance with SFAS No. 5, Accounting for Contingencies (SFAS No. 5). Confirmation of the quality of our grading process is obtained by independent reviews conducted by consultants specifically hired for this purpose and by various bank regulatory agencies. This analysis covers our entire loan portfolio but excludes any loans that were analyzed individually for specific allowances as discussed above. The total amount allocated for this component is determined by applying loss estimation factors to outstanding loans.

There are limitations to any credit risk grading process. The number of loans makes it impractical to review every loan every quarter. Therefore, it is possible that in the future some currently performing loans not recently graded will not be as strong as their last grading and an insufficient portion of the allowance will have been allocated to them. Grading and loan review often must be done without knowing whether all relevant facts are at hand. Troubled borrowers may deliberately or inadvertently omit important information from reports or conversations with lending officers regarding their financial condition and the diminished strength of repayment sources.

The third component of the allowance for credit losses is an economic component that is not allocated to specific loans or groups of loans, but rather is intended to absorb losses caused by portfolio trends, concentration of credit, growth, and economic trends.

At December 31, 2008, the allowance for loan losses was $10.0 million consisting of a specific allowance of $44 thousand, an allowance based on SFAS No. 5 for categories of credits of $7.3 million, and an economic allowance of $2.7 million. At December 31, 2007, the allowance for loan losses was $7.6 million consisting of a specific allowance of zero, an allowance based on SFAS No. 5 for categories of credits of $6.0 million, and an economic allowance of $1.6 million.  During 2008, the reserves allocated to commercial, construction and real estate loans increased compared to 2007, primarily due to increases in general valuation allowances related to growth in the loan portfolio in these categories.  In addition, we increased the allowance factor for construction loans in 2008, recognizing an increased risk in these loans, reflecting the softening of the construction industry, especially in Sonoma County.

Page - 37

BANK OF MARIN BANCORP

Table 11 shows the allocation of the allowance by loan type as well as the percentage of total loans in each of the same loan types.

Table 11	Allocation of Allowance for Loan Losses

	December 31, 2008		December 31, 2007		December 31, 2006		December 31, 2005		December 31, 2004
		Loans as		Loans as		Loans as		Loans as		Loans as
	Allowance	percent	Allowance	percent	Allowance	percent	Allowance	percent	Allowance	percent
	balance	of total	balance	of total	balance	of total	balance	of total	balance	of total
(Dollars in thousands)	allocation	loans	allocation	loans	allocation	loans	allocation	loans	allocation	loans
Commercial	$2,318	16.5%	$1,989	17.2%	$1,923	16.3%	$2,510	21.1%	$2,320	20.8%
Construction	2,118	13.6	1,659	13.4	1,995	16.2	1,764	16.3	1,315	14.1
Real Estate	4,951	66.0	3,292	64.6	2,533	51.5	1,435	46.4	1,260	48.7
Installment and other consumer	563	3.9	635	4.8	1,572	16.0	1,406	16.2	1,215	16.4
Total allowance for loan losses	$9,950		$7,575		$8,023		$7,115		$6,110
Total percent		100.00%		100.00%		100.00%		100.00%		100.00%

Other Assets

During August 2008, we purchased $2.2 million in new BOLI policies. BOLI totaled $17.0 million at December 31, 2008, compared to $14.1 million at December 30, 2007, and is recorded in other assets. Other assets also include net deferred tax assets of $6.2 million and $5.5 million at December 31, 2008 and 2007, respectively. These deferred tax assets consist primarily of tax benefits expected to be realized in future periods related to temporary differences of allowance for loan losses, depreciation, net unrealized loss on securities available for sale, stock-based compensation and deferred compensation.  Management believes these assets to be realizable due to our consistent record of earnings and the expectation that earnings will continue at a level adequate to realize such benefits.  In addition, we held $3.9 million and $3.4 million of FHLB stock recorded at cost in other assets at December 31, 2008 and 2007, respectively. In January 2009, FHLB notified us that they temporarily suspended dividend payments on stock in order to build up higher retained earnings and to preserve their capital. Management does not believe that the temporary suspension of dividends on FHLB stock resulted in other-than-temporary-impairment on our investment in FHLB stock as we expect to be able to redeem this stock at cost.

Deposits

Deposits, which are used to fund our interest earning assets, increased $17.6 million in 2008. Excluding a $53.0 million short-term deposit placed with the Bank in December 2007, which was withdrawn in January 2008, deposits grew $70.6 million.  The growth in deposits was positively impacted by our introduction of an on-balance sheet sweep account program in June of 2008. The previous program swept customer balances over an agreed amount to a vendor who invested the funds outside the Bank. The current program provides for these funds to remain at the Bank as part of money market deposits. This allowed $54.2 million of customer deposits, which previously would have been swept off the balance sheet, to remain on the balance sheet at December 31, 2008.  Further, in March 2008, we introduced a new deposit product, Certificate of Deposit Account Registry Service (CDARS®). CDARS® is a network through which the bank offers full FDIC insurance coverage in excess of the regulatory maximum by placing deposits in multiple banks participating in the network. CDARS® reciprocal deposits totaled $42.9 million at December 31, 2008.  Lastly, recent failures in certain banks led to increased customer concern over deposit safety. We believe that we have successfully attracted new money due to our financial soundness and our legacy of customer service.  The opening of our new Mill Valley branch in June 2008 also generated $12.3 million in deposits in 2008. The economic downturn in 2008 also appears to have a general impact on our customers, many of which are holding lower balances. In 2008, we experienced a slight decline in savings accounts. No individual customer accounted for more than 5% of deposits.

We have experienced a slight shift in the relative mix of interest-bearing deposits in 2008 compared to 2007 as the proportion of higher-costing time accounts and money market deposit accounts has increased while the proportion of savings and demand deposits have decreased slightly. The shift in relative proportions is mainly related to the two new products discussed above.  Tables 12 and 13 show the relative composition of our average deposits for the years 2008, 2007 and 2006, and the maturity groupings for our time deposits of $100,000 or more.

Page - 38

BANK OF MARIN BANCORP

Table 12	Distribution of Average Deposits

	Year ended December 31,
	2008		2007		2006
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Demand	$208,320	25.7%	$204,147	26.1%	$205,512	27.7%
Interest checking	78,671	9.7	76,673	9.8	75,336	10.1
Savings	40,239	5.0	43,754	5.6	58,881	7.9
Money market	390,383	48.2	370,837	47.5	299,146	40.3
Time deposits
Less than $100,000	48,535	6.0	37,417	4.8	40,732	5.5
$100,000 or more	44,239	5.4	48,851	6.2	63,473	8.5
Total time deposits	92,774	11.4	86,268	11.0	104,205	14.0
Total Average Deposits	$810,387	100.0%	$781,679	100.0%	$743,080	100.0%

Table 13	Maturities of Time Deposits of $100,000 or more at December 31

	December 31,
(Dollars in thousands)	2008	2007	2006
Three months or less	$27,985	$19,431	$19,041
Over three months through six months	7,462	10,638	12,063
Over six months through twelve months	15,907	13,164	15,023
Over twelve months	4,105	7,437	7,912
Total	$55,459	$50,670	$54,039

Borrowings

We currently have $198.7 million in secured lines with FHLB and Federal Reserve Bank (FRB) of San Francisco and $75.0 million in unsecured lines with correspondent banks to cover any short or long-term borrowing needs.  Federal funds purchased and FHLB borrowings increased $56.8 million in 2008 in part to fund our loan growth in 2008.  For additional information, see Note 8 to the Consolidated Financial Statements in Item 8 of this Form 10-K.

Deferred Compensation Obligations

We maintain a nonqualified, unfunded deferred compensation plan for certain key management personnel.  Under this plan, participating employees may defer compensation, which will entitle them to receive certain payments upon retirement, death, or disability.  The plan provides for payments for up to fifteen years commencing upon retirement and reduced benefits upon early retirement, disability, or termination of employment. The participating employee may elect to receive payments over periods not to exceed fifteen years. At December 31, 2008 and 2007, our aggregate payment obligations under this plan totaled $2.6 million and $2.2 million, respectively.

Off Balance Sheet Arrangements

We make commitments to extend credit in the normal course of business to meet the financing needs of our customers.  For additional information, see Note 18 to the Consolidated Financial Statements in Item 8 below.

Commitments

The following is a summary of our contractual commitments as of December 31, 2008.

Page - 39

BANK OF MARIN BANCORP

Table 14	Contractual Obligations at December 31, 2008

	Payments due by period
(Dollars in thousands)	<1 year	1-3 years	4-5 years	>5 years	Total
Operating leases	$2,160	$3,497	$2,836	$11,565	$20,058
Federal Home Loan Bank Borrowings	36,800	---	20,000	---	56,800
Subordinated debenture	---	---	---	5,000	5,000
Total	$38,960	$3,497	$22,836	$16,565	$81,858

The contract amount of loan commitments not reflected on the Consolidated Statement of Condition was $255.9 million and $224.5 million at December 31, 2008 and 2007, respectively.

As permitted or required under California law and to the maximum extent allowable under that law, we have certain obligations to indemnify our current and former officers and directors for certain events or occurrences while the officer or director is, or was serving, at our request in such capacity. These indemnification obligations are valid as long as the director or officer acted in good faith and in a manner the person reasonably believed to be in, or not opposed to, the best interests of the corporation, and with respect to any criminal action or proceeding, had no reasonable cause to believe his or her conduct was unlawful.  The maximum potential amount of future payments we could be required to make under these indemnification obligations is unlimited; however, we have a director and officer insurance policy that mitigates our exposure and enables us to recover a portion of any future amounts paid.  We believe the estimated fair value of these indemnification obligations is minimal.

Capital Adequacy

As discussed in Note 17 to the Consolidated Financial Statements, the Bank’s capital ratios are above regulatory guidelines to be considered "well capitalized" and Bancorp’s ratios exceed the required minimum ratios for capital adequacy purposes.  The Bank’s total risk-based capital ratio increased from 11.61% at December 31, 2007, to 13.95% at December 31, 2008, and Bancorp’s total risk-based capital ratio increased from 12.06% at December 31, 2007, to 14.08% at December 31, 2008.  The increases in the risk-based capital ratio are due primarily to a $28.0 million injection in capital we received through TCPP, which qualifies as Tier 1 Capital. Our capital ratios will be reduced if we repurchase the preferred stock from the U.S. Treasury. See Note 10 to the Consolidated Financial Statements for additional information.

In October 2006, we received approval from the California Department of Financial Institutions (“DFI”) and the FDIC to buy back up to 10%, or approximately 545,884 of the Bank’s 5,458,838 then-outstanding shares, not to exceed $15 million.  The repurchase program allowed us to purchase common shares for a period of approximately twelve months from the approval date in the open market or in privately negotiated transactions.  In 2006 we repurchased 115,625 shares at prices ranging from $32.43 to $36.25 for a total cost of $4.0 million.  In 2007 through February 28, we purchased an additional 289,692 shares at prices ranging from $36.05 to $39.10 for a total cost of $11.0 million, thereby concluding this share repurchase program.

In November 2007 our Board of Directors approved an additional plan to repurchase common shares of Bancorp up to $5 million.  No regulatory approval was required for this repurchase plan as we were exempt under the provisions of Regulation Y of the Federal Reserve Board. In November and December 2007, we repurchased a total of 51,732 shares at an average price of $29.96 for a total cost of $1.5 million.  During the first nine months of 2008, we repurchased 88,316 shares at an average price of $28.55, plus commissions, for a total cost of $2.5 million.  In September 2008, the repurchase plan was discontinued to preserve capital during a time of extreme economic turbulence.

For discussion of dividends and share repurchases, see Note 9 to the Consolidated Financial Statements.

Liquidity

The goal of liquidity management is to provide adequate funds to meet both loan demand and unexpected deposit withdrawals.  We accomplish this goal by maintaining an appropriate level of liquid assets, and formal lines of credit with the FHLB and FRB of San Francisco and correspondent banks that enable us to borrow funds as needed.  Our Asset/Liability Management Committee (“ALCO”), which is comprised of certain directors of the Bank, is responsible for establishing and monitoring our liquidity targets and strategies.

Page - 40

BANK OF MARIN BANCORP

Management regularly adjusts our investments in liquid assets based upon our assessment of expected loan demand, expected deposit flows, yields available on interest-earning securities and the objectives of our asset/liability management program.  ALCO has developed a contingency plan should liquidity drop unexpectedly below internal requirements.

We obtain funds from the repayment and maturity of loans as well as deposit inflows, investment security maturities and paydowns, Federal funds purchased, FHLB advances, and other borrowings.  Our primary uses of funds are the origination of loans, the purchase of investment securities, withdrawals of deposits, maturity of certificate of deposits, repayment of borrowings and dividends to common and preferred stockholders.

We must retain and attract new deposits, which depends upon the variety and effectiveness of our customer account products, service and convenience, and rates paid to customers, as well as our financial strength. Any long-term decline in retail deposit funding would adversely impact our liquidity. Management anticipates that Federal funds purchased and FHLB advances will continue to be important sources of funding in the future, and we expect to post adequate collateral for such funding requirements.  A decline in Bancorp’s or the Bank’s credit worthiness would adversely affect our ability to borrow and/or the related borrowing costs, thus impacting our liquidity.

As presented in the accompanying audited consolidated statements of cash flows, the sources of liquidity vary between periods.  Consolidated cash and cash equivalents at December 31, 2008 totaled $24.9 million.  The primary sources of funds during 2008 were $56.8 million in Federal funds purchased and FHLB borrowings, $38.6 million in the maturities and paydowns of securities available for sale, $28 million net proceeds from the issuance of preferred stock and the related warrants to the U.S. Treasury, $21.5 million from the proceeds of sale of securities, $21.5 million net cash provided by operating activities and $17.6 million increase in deposits.  The primary uses of funds were $165.5 million in loan originations (net of principal collections), and $63.3 million investment securities purchases.  The sources and uses differ from 2007 because the proceeds from the sale of our indirect auto portfolio of $76 million enhanced our liquidity in 2007.

We anticipate that we will be in a borrowing position in 2009. If we are unable to attract deposits in this time of economic uncertainty and competition for deposits in the marketplace intensifies, our reliance on borrowings will increase. In addition, if we repurchase our preferred stock from the U.S. Treasury, we may fund the repurchase through additional borrowings, thus negatively impacting our liquidity. We will monitor our lending activity to ensure our liquidity position is not jeopardized.

At December 31, 2008, our cash and cash equivalents and unpledged securities maturing within one year totaled $25.7 million. The remainder of the unpledged available for sale securities portfolio of $72.3 million provides additional liquidity. Taken together, these liquid assets equaled 9.4% of our assets at December 31, 2008, compared to 16.2% at December 31, 2007. The decreased liquidity in 2008 was primarily due to loan growth exceeding deposit growth. Since our receipt of the U.S. Treasury’s $28 million TCPP funds on December 5, 2008, we have increased net loans by $27.1 million through year end.

We anticipate that cash and cash equivalents on hand and our sources of funds will provide adequate liquidity for our operating, investing and financing needs and our regulatory liquidity requirements for the foreseeable future. Management monitors our liquidity position daily, balancing loan funding/payments with changes in deposit activity and overnight investments. Our emphasis on local deposits combined with our 12.0% equity to assets ratio, provides a very stable funding base. In addition to cash and cash equivalents, we have substantial additional borrowing capacity including unsecured lines of credit totaling $75.0 million with correspondent banks and a $2.9 million line of credit with the FRB to borrow overnight, which were not drawn upon at December 31, 2008. The Bank is a member of the FHLB and has a line of credit (secured under terms of a blanket collateral agreement by a pledge of certain assets) for advances of $195.8 million, of which $139.0 million was available at December 31, 2008, at an interest rate determined daily. The overnight borrowing rate generally approximates the Federal funds target rate, however due to market volatility, the rate ranged from 0.05% to 3.31% in 2008.  Borrowings under the line of credit are limited to eligible collateral.

The contract amount of loan commitments not reflected on the Consolidated Statement of Condition was $255.9 million at December 31, 2008 at rates ranging from 2.25% to 8.00%.  This amount included $133.7 million under commercial lines of credit (these commitments are contingent upon customers maintaining specific credit standards), $76.3 million under revolving home equity lines, $34.9 million under undisbursed construction loans, $4.0 million under standby letters of credit, and a remaining $7.0 million under personal and other lines of credit.  These commitments, to the extent used, are expected to be funded through repayment of existing loans, deposit growth and FHLB borrowings. Over the next twelve months, $118.9 million of time deposits will mature. We expect these funds to be replaced with new time, money market or savings accounts.

Page - 41

BANK OF MARIN BANCORP

The primary source of funds for Bancorp is dividends from the Bank and in 2008, proceeds from the U.S. Treasury through the issuance of preferred stock.  The primary uses of funds are stockholder dividends, investment in our bank subsidiary, stock repurchases (prior to the discontinuation of the stock repurchase program in September 2008) and ordinary operating expenses.  We anticipate that there will be sufficient earnings at the Bank level to provide dividends to Bancorp to meet its funding requirements for the foreseeable future. Distribution from the Bank to Bancorp is subject to regulatory approval as discussed in the section captioned “Bank Regulation” in Item 1 above and in Note 9 to the Consolidated Financial Statements in Item 8.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our most significant form of market risk is interest rate risk. The risk is inherent in our deposit and lending activities.  Management, together with ALCO, has sought to manage rate sensitivity and maturities of assets and liabilities to minimize the exposure of our earnings and capital to changes in interest rates. Additionally, interest rate risk exposure is managed with the goal of minimizing the impact of interest rate volatility on our net interest margin. Interest rate changes can create fluctuations in the net interest margin due to an imbalance in the timing of repricing or maturity of assets or liabilities. Interest rate risk exposure is managed with the goal of minimizing the impact of interest rate volatility on the net interest margin.

Activities in asset and liability management include, but are not limited to, lending, borrowing, accepting deposits and investing in securities. Interest rate risk is the primary market risk associated with asset and liability management. Sensitivity of net interest income (NII) and capital to interest rate changes results from differences in the maturity or repricing, of asset and liability portfolios. To mitigate interest rate risk, the structure of the Consolidated Statement of Condition is managed with the objective of correlating the movements of interest rates on loans and investments with those of deposits and borrowings. The asset and liability policy sets limits on the acceptable amount of change to NII and capital in changing interest rate environments. We use simulation models to forecast NII and capital.

Exposure to interest rate risk is reviewed at least quarterly by the ALCO and the Board of Directors. They utilize interest rate sensitivity simulation models as a tool for achieving these objectives and for developing ways in which to improve profitability. A simplified statement of condition is prepared on a quarterly basis as a starting point, using as inputs, actual loans, investments, borrowings and deposits. If potential changes to net equity value and net interest income resulting from hypothetical interest changes are not within the limits established by the Board of Directors, Management may adjust the asset and liability mix to bring interest rate risk within approved limits.

In the following simulation of NII and capital under various interest rate scenarios, the simplified statement of condition is processed against three interest rate change scenarios. In addition to a flat rate scenario, which assumes interest rates are unchanged, the scenarios include three 100 basis point increases. As the Federal funds target rate at December 31, 2008 was already at its historic low of 0-0.25%, there cannot be further reductions in the target rate. Therefore, a reduction in rate scenario is not considered in the following table at December 31, 2008.  Each of these scenarios assumes that the change in interest rates is immediate and interest rates remain at the new levels.

Table 15 summarizes the effect on NII and capital due to changing interest rates as measured against the flat rate scenario.

Table 15	Effect of Interest Rate Change on Net Interest Income and Capital at December 31, 2008

Changes in Interest	Estimated change in NII	Estimated change in capital
Rates (in basis points)	(as percent of NII)	(as percent of capital)
up 300	7.7%	3.4%
up 200	5.6%	2.5%
up 100	1.6%	1.6%
unchanged	---	---

Page - 42

BANK OF MARIN BANCORP

The above table estimates the impact of interest rate changes. The estimated changes are within our policy guidelines established by ALCO. The table indicates that at December 31, 2008, we were asset sensitive in a rising interest rate environment. We have mitigated the earnings sensitivity somewhat through the procurement of fixed rate borrowings.

As with any simulation model or other method of measuring interest rate risk, certain limitations are inherent in the process. For example, although certain of our assets and liabilities may have similar maturities or repricing time frames, they may react differently to changes in market interest rates. In addition, the changes in interest rates on certain categories of either our assets or liabilities may precede or lag changes in market interest rates.

Also, the actual rates and timing of prepayments on loans and investment securities could vary significantly from the assumptions used in the various scenarios. Further, changes in U.S. Treasury rates accompanied by a change in the shape of the yield curve could produce different results from those presented in the table. Accordingly, the results presented should not be relied upon as indicative of actual results in the event of changing market interest rates.

Interest rate sensitivity is a function of the repricing characteristics of our assets and liabilities. One aspect is the time frame within which the interest earning assets and interest bearing liabilities are subject to change in interest rates at repricing or maturity. An analysis of the repricing time frames is called a "gap" analysis because it shows the gap between the amounts of assets and liabilities repricing in each of several periods of time. Another aspect is the relative magnitude of the repricing for each category of interest earning asset and interest bearing liability given various changes in market rates. Gap analysis gives no indication of the relative magnitude of repricing. Interest rate sensitivity management focuses on the maturity of assets and liabilities and their repricing during periods of change in market rates. Interest rate sensitivity gaps are calculated as the difference between the amounts of assets and liabilities that are subject to repricing during various time periods.

Table 16 shows our repricing gaps as of December 31, 2008.  Due to the limitations of gap analysis, as described above, we do not generally use it in managing interest rate risk. Instead we rely on the more sophisticated simulation model described above as its primary tool in measuring and managing interest rate risk.

Table 16	Interest Rate Sensitivity

	1-30		31-90	91-180		181-365	Over
(Dollars in thousands)	Days	Days		Days	Days		one year	Total
At December 31, 2008
Interest Earning Assets
Investment securities	$206	$	---	$727	$	---	$102,577	$103,510
Loans	262,391		14,295	31,621		17,474	564,763	890,544
Total	262,597		14,295	32,348		17,474	667,340	994,054
Interest Bearing Liabilities
Transaction and savings deposits	522,719		---	---		---	---	522,719
Other borrowings	21,800		---	---		---	40,000	61,800
Time deposits less than $100,000	6,210		7,855	8,220		9,817	4,966	37,068
Time deposits $100,000 or more	22,194		29,213	17,921		17,421	4,391	91,140
Total	572,923		37,068	26,141		27,238	49,357	712,727
Sensitivity for period	(310,326)		(22,773)	6,207		(9,764)	617,983	281,327
Sensitivity - cumulative	$(310,326)		$(333,099)	$(326,892)		$(336,656)	$281,327

Page - 43

BANK OF MARIN BANCORP

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
of Bank of Marin Bancorp

We have audited the accompanying statement of condition of Bank of Marin Bancorp and subsidiary, (the Company) as of December 31, 2008 and 2007  and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the years in the three year period ended December 31, 2008.  We have also audited Bank of Marin Bancorp’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Bank of Marin Bancorp’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of the effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the 2008 consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bank of Marin Bancorp and subsidiary as of December 31, 2008 and 2007 and the results of their operations and cash flows for each of the three years in the three year period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.   Also, in our opinion Bank of Marin Bancorp maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the COSO.

Page - 44

BANK OF MARIN BANCORP

As discussed in Note 16 to the consolidated financial statements, effective January 1, 2007, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements and SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities.

/s/ Moss Adams LLP
Stockton, California
March 16, 2009

Page - 45

BANK OF MARIN BANCORP

504 Redwood Blvd, Suite 100
Novato, CA 94947

March 16, 2009

To the Shareholders:

Management’s Report on Internal Control over Financial Reporting and Compliance with Applicable Laws and Regulations

Management of the Bank of Marin Bancorp (“Bancorp”) is responsible for preparing the Bancorp’s annual financial statements. Management is also responsible for establishing and maintaining internal control over financial reporting in conformity with generally accepted accounting principles and for complying with applicable laws and regulations relating to safety and soundness. Bancorp’s internal control contains monitoring mechanisms, and actions are taken to correct deficiencies identified.

There are inherent limitations in the effectiveness of any internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even effective internal control can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of internal control may vary over time.

Management assessed Bancorp’s internal control over financial reporting in conformity with both generally accepted accounting principles and applicable regulatory reporting requirements as of December 31, 2008. The assessment was based on criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, Management believes that, as of December 31, 2008, Bancorp maintained effective internal control over financial reporting presented in conformity with both generally accepted accounting principles and applicable regulatory reporting requirements in all material respects. Management also believes that Bancorp complied with applicable laws and regulations in all material respects during 2008.

Management’s assessment of the effectiveness of Bancorp’s internal control over financial reporting as of December 31, 2008 has been audited by Moss Adams LLP, an independent registered public accounting firm, as stated in their report which appears on the previous page.

/s/ Russell A. Colombo
Russell A. Colombo, President and Chief Executive Officer

/s/ Christina J. Cook
Christina J. Cook, EVP and Chief Financial Officer

Page - 46

BANK OF MARIN BANCORP

CONSOLIDATED STATEMENT OF CONDITION at December 31, 2008 and 2007

(in thousands, except share data)	December 31, 2008	December 31, 2007

Assets
Cash and due from banks	$24,926	$28,765
Fed funds sold	---	47,500
Cash and cash equivalents	24,926	76,265

Investment securities
Held to maturity, at amortized cost	23,558	13,182
Available for sale (at fair market value, amortized cost $79,284 and $87,450 at December 31, 2008 and 2007, respectively)	79,952	86,989
Total investment securities	103,510	100,171

Loans, net of allowance for loan losses of $9,950 and $7,575 at December 31, 2008 and 2007, respectively	880,594	717,303
Bank premises and equipment, net	8,292	7,821
Interest receivable and other assets	32,235	32,341

Total assets	$1,049,557	$933,901

Liabilities and Stockholders' Equity

Liabilities
Deposits
Non-interest bearing	$201,363	$220,272
Interest bearing
Transaction accounts	82,223	110,174
Savings and money market	440,496	421,255
CDARS® reciprocal time	42,892	---
Other Time	85,316	82,941
Total deposits	852,290	834,642

Federal funds purchased and Federal Home Loan Bank borrowings	56,800	---
Subordinated debenture	5,000	5,000
Interest payable and other liabilities	9,921	6,485

Total liabilities	924,011	846,127

Stockholders' Equity
Preferred stock, no par value, $1,000 per share liquidation preference Authorized - 5,000,000 shares; Issued and outstanding - 28,000 shares and none at December 31, 2008 and 2007, respectively	27,055	---
Common stock, no par value Authorized - 15,000,000 shares Issued and outstanding - 5,146,798 shares and 5,122,971 at December 31, 2008 and 2007, respectively	51,965	51,059
Retained earnings	46,138	36,983
Accumulated other comprehensive income (loss), net	388	(268)

Total stockholders' equity	125,546	87,774

Total liabilities and stockholders' equity	$1,049,557	$933,901

The accompanying notes are an integral part of these consolidated financial statements.

Page - 47

BANK OF MARIN BANCORP

CONSOLIDATED STATEMENT OF OPERATIONS
for the fiscal years ended December 31, 2008, 2007 and 2006

(in thousands, except per share amounts)	December 31, 2008	December 31, 2007		December 31, 2006

Interest income
Interest and fees on loans held in portfolio	$54,475		$52,668		$53,447
Interest on auto loans held for sale	---		2,062		---
Interest on investment securities
U.S. Treasury securities	---		8		76
Securities of U.S. Government agencies	3,555		3,759		3,707
Obligations of state and political subdivisions (tax exempt)	735		479		558
Corporate debt securities and other	273		656		297
Interest on Federal funds sold	138		2,209		226
Total interest income	59,176		61,841		58,311

Interest expense
Interest on interest bearing transaction accounts	344		301		293
Interest on savings and money market deposits	6,910		14,161		10,979
Interest on CDARS® reciprocal time deposits	200		---		---
Interest on other time deposits	2,466		3,465		3,837
Interest on borrowed funds	897		1,172		1,469
Total interest expense	10,817		19,099		16,578

Net interest income	48,359		42,742		41,733
Provision for loan losses	5,010		685		1,266
Net interest income after provision for loan losses	43,349		42,057		40,467

Non-interest income
Service charges on deposit accounts	1,654		1,251		1,007
Wealth Management Services	1,292		1,229		1,067
Net gain on indirect auto and Visa® portfolios	---		1,097		---
Net gain on redemption of shares in Visa, Inc.	457		---		---
Other income	1,953		2,141		1,898
Total non-interest income	5,356		5,718		3,972

Non-interest expense
Salaries and related benefits	16,097		15,900		15,490
Occupancy and equipment	3,202		2,871		2,624
Depreciation and amortization	1,340		1,246		998
Data processing	1,825		1,657		1,537
Professional services	1,600		1,681		1,269
Other expense	4,613		4,318		3,973
Total non-interest expense	28,677		27,673		25,891
Income before provision for income taxes	20,028		20,102		18,548

Provision for income taxes	7,878		7,778		6,665
Net income	$12,150		$12,324		$11,883

Preferred stock dividends and accretion	$(113)	$	---	$	---
Net income available to common shareholders	$12,037		$12,324		$11,883

Net income per common share:
Basic	$2.34		$2.38		$2.21
Diluted	$2.31		$2.31		$2.11

Weighted average shares used to compute net income per common share:
Basic	5,135		5,187		5,385
Diluted	5,217		5,330		5,639

Dividends declared per common share	$0.56		$0.51		$0.46

The accompanying notes are an integral part of these consolidated financial statements.

Page - 48

BANK OF MARIN BANCORP

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
for the fiscal years ended December 31, 2008, 2007 and 2006

						Accumulated Other
						Comprehensive
			Common Stock		Retained	Income (Loss),
(dollars in thousands)	Preferred Stock		Shares	Amount	Earnings	Net of Taxes	Total

Balance at December 31, 2005	$	---	4,960,248	$50,957	$28,030	$(766)	$78,221
Comprehensive income:
Net income		---	---	---	11,883	---	11,883
Other comprehensive income
Net change in unrealized loss on available for sale securities (net of tax effect of $128)		---	---	---	---	176	176
Comprehensive income:		---	---	---	11,883	176	12,059
Stock options exercised		---	258,207	3,307	---	---	3,307
Excess tax benefit - stock-based compensation		---	---	1,394	---	---	1,394
Stock repurchased, including commission costs		---	(115,625)	(3,968)	---	---	(3,968)
Stock-based compensation		---	---	555	---	---	555
Stock issued on 5% dividend declared on April 13		---	250,658	8,678	(8,705)	---	(27)
Cash dividends paid on common stock		---	---	---	(2,448)	---	(2,448)
Stock issued in payment of director fees		---	12,928	432	---	---	432
Balance at December 31, 2006		---	5,366,416	61,355	28,760	(590)	89,525
Cumulative-effect adjustment of adoption of SFAS
No.159		---	---	---	(1,452)	---	(1,452)
Comprehensive income:
Net income		---	---	---	12,324	---	12,324
Other comprehensive income
Net change in unrealized gain on available for sale securities (net of tax effect of $234)		---	---	---	---	322	322
Comprehensive income:		---	---	---	12,324	322	12,646
Stock options exercised		---	112,496	1,620	---	---	1,620
Excess tax benefit - stock-based compensation		---	---	729	---	---	729
Stock repurchased, including commission costs		---	(365,823)	(13,483)	---	---	(13,483)
Stock issued under employee stock purchase plan		---	292	8	---	---	8
Stock-based compensation		---	---	502			502
Cash dividends paid on common stock		---	---	---	(2,649)	---	(2,649)
Stock issued in payment of director fees		---	9,590	328	---	---	328
Balance at December 31, 2007		---	5,122,971	51,059	36,983	(268)	87,774
Comprehensive income:
Net income		---	---	---	12,150	---	12,150
Other comprehensive income
Net change in unrealized gain (loss) on available for sale securities (net of tax effect of $475)		---	---	---	---	656	656
Comprehensive income		---	---	---	12,150	656	12,806
Issuance of preferred stock		27,039	---	---	---	---	27,039
Issuance of common stock warrants		---	---	961	---	---	961
Stock options exercised		---	95,298	1,384	---	---	1,384
Excess tax benefit - stock-based compensation		---	---	380	---	---	380
Stock repurchased, including commission costs		---	(88,316)	(2,526)	---	---	(2,526)
Stock issued under employee stock purchase plan		---	1,253	32	---	---	32
Stock-based compensation - stock options		---	---	404	---	---	404
Restricted stock granted		---	6,700	---	---	---	---
Stock-based compensation - restricted stock		---	---	24	---	---	24
Cash dividends paid on common stock		---	---	---	(2,882)	---	(2,882)
Dividends on preferred stock		---	---	---	(97)	---	(97)
Accretion of preferred stock		16	---	---	(16)	---	---
Stock issued in payment of director fees		---	8,892	247	---	---	247
Balance at December 31, 2008		$27,055	5,146,798	$51,965	$46,138	$388	125,546

The accompanying notes are an integral part of these consolidated financial statements.

Page - 49

BANK OF MARIN BANCORP

CONSOLIDATED STATEMENT OF CASH FLOWS for the fiscal years ended December 31, 2008, 2007 and 2006

(in thousands)	December 31, 2008	December 31, 2007	December 31, 2006

Cash Flows from Operating Activities:
Net income	$12,150	$12,324	$11,883
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	5,010	685	1,266
Compensation paid and payable in common stock	253	258	465
Stock-based compensation expense	428	502	555
Excess tax benefits from exercised stock options	(207)	(535)	(1,394)
Amortization and accretion of investment security premiums, net	247	150	487
Loss on sale of investment securities	2	---	---
Depreciation and amortization	1,340	1,246	998
Net gain on indirect auto and Visa® portfolios	---	(1,097)	---
Net gain on redemption of shares in Visa, Inc.	(457)	---	---
Net loss on disposition of furniture and equipment	14	---	50
Net change in operating assets and liabilities:
Interest receivable	4	106	(257)
Interest payable	123	(1)	292
Deferred rent and other rent-related expenses	152	108	164
Other assets	1,847	(3,412)	(1,870)
Other liabilities	597	1,221	1,060
Total adjustments	9,353	(769)	1,816
Net cash provided by operating activities	21,503	11,555	13,699

Cash Flows from Investing Activities:
Purchase of securities held-to-maturity	(12,621)	(2,056)	(1,087)
Purchase of securities available-for-sale	(50,677)	(135,767)	(10,471)
Proceeds from paydowns/maturity of:
Securities held-to-maturity	1,125	2,925	8,663
Securities available-for-sale	38,683	24,505	22,011
Proceeds from sale of securities	21,489	100,000	---
Proceeds from sale of indirect auto and Visa loans	---	78,599	---
Loans originated and principal collected, net	(165,460)	(86,234)	(33,475)
Purchase of bank owned life insurance policies	(2,219)	---	(1,159)
Proceeds from disposition of assets	---	---	12
Additions to premises and equipment	(1,825)	(621)	(3,855)
Net cash used in investing activities	(171,505)	(18,649)	(19,361)

Cash Flows from Financing Activities:
Net increase in deposits	17,648	97,945	15,525
Proceeds from issuance of preferred stock	27,039	---	---
Proceeds from issuance of warrants	961	---	---
Proceeds from stock options exercised	1,384	1,620	3,307
Net increase (decrease) in Federal Funds purchased and Federal Home Loan Bank borrowings	56,800	(39,400)	8,400
Common stock repurchased	(2,526)	(13,483)	(3,968)
Cash dividends paid on common stock	(2,882)	(2,649)	(2,448)
Stock issued under employee stock purchase plan	32	8	---
Cash paid for fractional shares	---	---	(27)
Excess tax benefits from exercised stock options	207	535	1,394
Net cash provided by financing activities	98,663	44,576	22,183

Net (decrease) increase in cash and cash equivalents	(51,339)	37,482	16,521
Cash and cash equivalents at beginning of period	76,265	38,783	22,262

Cash and cash equivalents at end of period	$24,926	$76,265	$38,783

Supplemental disclosure of cash flow information:
Cash paid for interest	$10,694	$19,101	$16,285
Cash paid for income taxes	$8,965	$6,295	$6,075

Non-Cash Transactions: The fiscal year ended December 31, 2008 reflects non-cash financing items of $97 thousand dividend payable to preferred stockholder and $16 thousand accretion of preferred stock. Non-cash financing items also included $247 thousand, $328 thousand and $432 thousand of common stock issued in payment of director fees for the fiscal years ended December 31, 2008, 2007, and 2006, respectively. The fiscal year ended December 31, 2007 reflected a cumulative-effect adjustment of the adoption of SFAS No. 159, which included non-cash decreases to net loans of $2.5 million and retained earnings of $1.5 million, and a non-cash increase to other assets of $1.0 million. The fiscal year ended December 31, 2006 included non-cash increases to both fixed assets and other liabilities representing tenant improvements paid for by the landlord for the Bank's administrative facility totaling $617 thousand. This amount is amortized over the fifteen-year term of the lease.

The accompanying notes are an integral part of these consolidated financial statements.

Page - 50

BANK OF MARIN BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Introductory Explanation

On July 1, 2007 (the “Effective Date”), a bank holding company reorganization was completed whereby Bank of Marin Bancorp (“Bancorp”) became the parent holding company for Bank of Marin ( the “Bank”).  On the Effective Date, a tax-free exchange was completed whereby each outstanding share of the Bank was converted into one share of Bancorp and the Bank became the sole wholly-owned subsidiary of the holding company. The information contained in the financial statements and accompanying footnotes for periods subsequent to the reorganization relate to consolidated Bank of Marin Bancorp. Periods prior to the reorganization relate to the Bank only. The information is comparable for all periods as the sole subsidiary of Bancorp is the Bank.

The consolidated financial statements include the accounts of Bancorp and its wholly-owned bank subsidiary. All material intercompany transactions have been eliminated. In the opinion of Management, the consolidated financial statements contain all adjustments necessary to present fairly the financial position, results of operations, changes in stockholders’ equity and cash flows.  All adjustments are of a normal, recurring nature.

Note 1:  Summary of Significant Accounting Policies

Nature of Operations:  Bancorp, through its sole subsidiary, the Bank (a California state-chartered bank), provides a wide range of financial services to customers, who are predominantly professionals, small and middle-market businesses, and individuals who work and/or reside in Marin, San Francisco and southern Sonoma counties. The Bank operates nine branches in Marin County and three in southern Sonoma County, as well as a loan production office in San Francisco. Our accounting and reporting policies conform to generally accepted accounting principles and general practice within the banking industry.  A summary of our significant policies follows.

Investment Securities are classified as "held to maturity," "trading securities" or "available for sale."  Investments classified as held to maturity are those that we have the ability and intent to hold until maturity and are reported at cost, adjusted for the amortization or accretion of premiums or discounts.  Investments held for resale in anticipation of short-term market movements are classified as trading securities and are reported at fair value, with unrealized gains and losses included in earnings.  Investments that are neither held to maturity or trading are classified as available for sale and are reported at fair value, with unrealized gains and losses, net of related tax, if any, reported as a separate component of comprehensive income and included in stockholders' equity until realized.  For discussion of our methodology in determining fair value, see Note 16.

At each financial statement date, Management assesses whether declines in the fair value of held-to-maturity and available-for-sale securities below their costs are deemed to be other-than-temporary. Management considers, among other things, (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer, and (iii) our intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value.  Other-than- temporary impairment results in a charge to earnings and the corresponding establishment of a new cost basis for the security.  Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to yield using the effective interest method.  Dividend and interest income are recognized when earned.  Realized gains and losses for securities are included in earnings and are derived using the specific identification method for determining the cost of securities sold.

Loans are reported at the principal amount outstanding net of deferred fees and the allowance for loan losses.  Interest income is accrued daily using the simple interest method.  Loans are placed on non-accrual status when Management believes that there is serious doubt as to the collection of principal or interest, generally when they become contractually past due by 90 days or more with respect to principal or interest.  When loans are placed on non-accrual status, any accrued but uncollected interest is reversed from current-period interest income and additional income is recorded only after the loan is brought current or after all principal and past due interest has been collected. Loan origination fees and commitment fees, offset by certain direct loan origination costs, are deferred and amortized as yield adjustments over the contractual lives of the related loans.

Page - 51

BANK OF MARIN BANCORP

Allowance for Loan Losses is based upon estimates of loan losses and is maintained at a level considered adequate to provide for probable losses inherent in the loan portfolio.  The allowance is increased by provisions charged to expense and reduced by net charge-offs.  In periodic evaluations of the adequacy of the allowance balance,  Management considers, current economic conditions, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, our past loan loss experience and other factors. The allowance for loan losses is based on estimates and ultimate losses may vary from current estimates.

Management’s method for assessing the appropriateness of the allowance includes specific allowances for identified problem loans, an allowance factor for pools of credits and allowances for changing environmental factors (e.g., portfolio trends, concentration of credit, growth, economic factors, etc.).  Allowances for identified problem loans are based on specific analysis of individual credits.  Loss estimation factors for loan pools are based on analysis of local economic factors, current loan portfolio quality, historical loss experience and trends applicable to each loan pool.  Allowances for changing environmental factors are Management's best estimate of the probable impact these changes have had on the loan portfolio as a whole.

Management considers a loan to be impaired when it is probable we will be unable to collect all amounts due according to the contractual terms of the loan agreement.  For loans determined to be impaired, the extent of the impairment is measured based on the present value of expected future cash flows discounted at the loan's original effective interest rate or based on the loan's observable market price or the fair value of the collateral, if the loan is collateral dependent.  When the measure of the impaired loan is less than the recorded investment in the loan, the impairment is recorded through an allocation of the allowance for loan losses.  Our Asset/Liability Management Committee (“ALCO”) reviews the adequacy of the allowance for loan losses at least quarterly, to include consideration of the relative risks in the portfolio and current economic conditions.  The allowance is adjusted based on that review if, in the judgment of the ALCO and Management, changes are warranted.

Transfers of Financial Assets: We have entered into certain participation agreements with other organizations. We account for these transfers of financial assets as sales when control over the assets has been surrendered.  Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Bank, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Bank does not maintain effective control over the transferred assets through either (a) an agreement to repurchase them before their maturity or (b) the ability to otherwise cause the holder to return specific assets. No gain or loss has been recognized by us on the sale of these participation interests.

Premises and Equipment consist of leasehold improvements, furniture, fixtures and equipment and are stated at cost, less accumulated depreciation and amortization, which are calculated on a straight-line basis over the estimated useful life of the property or the term of the lease (if less).  Furniture and fixtures are depreciated over 8 years and equipment is generally depreciated over 3 to 20 years.  Leasehold improvements are amortized over the terms of the leases or their estimated useful lives, whichever is shorter.  When assets are sold or otherwise disposed of, the cost and related accumulated depreciation or amortization are removed from the accounts and any resulting gain or loss is recognized in income for the period.  The cost of maintenance and repairs is charged to expense as incurred.

Employee Stock Ownership Plan (“ESOP”) and Related Debt:  We account for shares acquired by its ESOP in accordance with the guidelines established by the American Institute of Certified Public Accountants Statement of Position 93-6, Employers' Accounting for Employee Stock Ownership Plans. As we recognize compensation cost for the ESOP, these funds become committed for the purchase of Bancorp’s common shares into the plan.   To the extent that the fair value of Bancorp’s ESOP shares committed to be released differ from the cost of those shares, the differential is charged or credited to equity.  The ESOP may be externally leveraged and, as such, the ESOP debt is recorded as a liability and interest expense is recognized on such debt.  The ESOP shares not yet committed to be released are accounted for as a reduction in stockholders' equity.

Income Taxes reported in the financial statements are computed based on an asset and liability approach.  We recognize the amount of taxes payable or refundable for the current year, and deferred tax assets and liabilities for the future tax consequences that have been recognized in the financial statement or tax returns.  The measurement of tax assets and liabilities is based on the provisions of enacted tax laws. Bancorp files consolidated federal and combined state income tax returns.

Page - 52

BANK OF MARIN BANCORP

Cash and Cash Equivalents include cash, due from banks and Federal funds sold.  $610 thousand and $851 thousand of cash and cash equivalents were pledged to collateralize interest rate swaps at December 31, 2008 and 2007, respectively. In addition, at December 31, 2008, our Federal Home Loan Bank (“FHLB”) line of credit was secured under terms of a blanket collateral agreement by a pledge of certain qualifying collateral, including cash and cash equivalents. See Note 8 for further details.

Earnings per share are based upon the weighted average number of common shares outstanding during each year.  The following table shows: 1) weighted average basic shares, 2) potential common shares related to stock options, nonvested restricted stock, and stock warrants, and 3) weighted average diluted shares. Net income available to common stockholders is calculated as net income reduced by dividends accumulated on preferred stock and amortization of discounts on the preferred stock. Basic earnings per share are calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding during each period.  Diluted earnings per share are based upon the weighted average number of common shares and potential common shares outstanding during each period.

(in thousands)	2008	2007	2006
Weighted average basic shares outstanding	5,135	5,187	5,385
Add: Potential common shares related to stock options and nonvested restricted stock	81	143	254
Add: Potential common shares related to warrants	1	---	---
Weighted average diluted shares outstanding	5,217	5,330	5,639
Anti-dilutive shares not included in the calculation of diluted earnings per share	248	80	88

Net income	$12,150	$12,324	$11,883
Preferred stock dividends and accretion	(113)	---	---
Net income available to common stockholders	$12,037	$12,324	$11,883
Earnings per share (basic)	$2.34	$2.38	$2.21
Earnings per share (diluted)	$2.31	$2.31	$2.11

Share-Based Compensation: On January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment (“SFAS No. 123R”), which requires that all share-based payments to employees, including stock options and restricted stock, be recognized as a stock-based compensation expense in the income statement based on the grant date fair value of the award with a corresponding increase in common stock.  The fair value, as defined in SFAS No.123R, is amortized over the requisite service period, which is generally the vesting period.

Under SFAS No. 123R, we determine fair value at grant date using the Black-Scholes pricing model that takes into account the stock price at the grant date, the exercise price, the expected life of the option, the volatility of the underlying stock, the expected dividend yield and the risk-free interest rate over the expected life of the option.  The Black-Scholes option valuation model requires the input of highly subjective assumptions, including the expected life of the stock-based award and stock price volatility.  The assumptions used represent Management’s best estimates, but these estimates involve inherent uncertainties and the application of Management’s judgment. As a result, if other assumptions had been used, the recorded stock-based compensation expense could have been materially different from that recorded in its financial statements.  In addition, we are required to estimate the expected forfeiture rates.  If our actual forfeiture rate is materially different from the estimate, the share-based compensation expense could be materially different.

We adopted SFAS No. 123R using the modified-prospective-transition method.  Under that method, compensation cost recognized in 2006 includes a) compensation cost for all share-based option awards granted prior to, but not yet vested as of January 1, 2006 and b) compensation cost for all share-based option awards granted subsequent to January 1, 2006.

Page - 53

BANK OF MARIN BANCORP

Derivative Financial Instruments and Hedging Activities:

Fair Value Hedges: All of our interest rate swap contracts are designated and qualified as fair value hedges. We apply short-cut hedge accounting for one of our interest rate swap contracts in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”), as amended, as it is aligned to offset the change in the fair value of the designated fixed-rate loan.  The interest rate swap is carried on the balance sheet at its fair value in other assets (when the fair value is positive) or in other liabilities (when the fair value is negative) and offset in other non-interest income.  As a result of interest rate fluctuations, the hedged fixed-rate loan will gain or lose market value.  In this fair value hedging strategy, this unrealized gain or loss in market value will be recorded as an adjustment to the hedged loan and offset in other non-interest income. Under this scenario, the change in fair value of the interest rate swap perfectly offsets the change in fair value of the loan, resulting in zero impact to net income.

Certain of our interest rate swap contracts are accounted for using non-short cut accounting treatment under SFAS No. 133.  The interest rate swaps are closely aligned to offset the change in the fair value of the designated fixed-rate loan and are tested for effectiveness on a quarterly basis.  The interest rate swaps are carried on the balance sheet at their fair value in other assets (when the fair value is positive) or in other liabilities (when the fair value is negative) and offset in interest income.  In this fair value hedging strategy, the unrealized gain or loss due to changes in fair value of the hedged fixed-rate loan is recorded as an adjustment to the hedged loan and offset in interest income.  Prior to loan funding, the yield maintenance agreement was carried on the balance sheet in other assets or other liabilities with the changes in fair value offset in interest income.  The yield maintenance agreement was recognized on the balance sheet as an asset at its fair value upon loan funding and simultaneous designation.   Since designation, it is amortized using the effective yield method over the life of the designated loan.  The net effect of the change in fair value of interest rate swaps, the amortization of yield maintenance agreement and the change in the fair value of the hedged loans results in an insignificant amount of hedge ineffectiveness recognized in interest income.

Non-designated Hedges: Both yield maintenance agreements with net settlement features that meet the definition of a derivative and the undesignated interest rate swaps used to mitigate the agreement’s change in value are recorded as assets or liabilities with offsetting gains and losses recorded directly to interest income. Our forward swap was considered to be a non-designated hedge prior to its designation in the third quarter of 2007.

Advertising Costs: Advertising costs are expensed as incurred.

Comprehensive Income for Bancorp includes net income reported on the statement of operations and changes in the fair value of available for sale investments, net of related taxes, reported as a component of stockholders' equity.

Segment Information: Our two operating segments include the traditional community banking activities provided through our twelve branches and our Wealth Management Services.  The activities of these two segments are monitored and reported by Management as separate operating segments.  The accounting policies of the segments are the same as those described in this note.  We evaluate segment performance based on total segment revenue and do not allocate expenses between the segments.  Wealth Management Services revenues were $1,292 thousand, $1,229 thousand and $1,067 thousand in 2008, 2007, and 2006, respectively, which are included in non-interest income in the statement of operations.  The revenues of the community banking segment are reflected in all other income lines in the statement of operations.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Page - 54

BANK OF MARIN BANCORP

Recently Issued Accounting Standards

In January 2009, the Financial Accounting Standard Board (“FASB”) issued FASB Staff Position (“FSP”) EITF 99-20-1, Amendments to the Impairment Guidance of EITF Issue No. 99-20, which amends the impairment guidance in Emerging Issues Task Force (“EITF”) Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets. FSP EITF 99-20-1 provides a more consistent determination of whether an other-than-temporary impairment has occurred. It also retains and emphasizes the objective of an other-than-temporary impairment assessment and the related disclosure requirements in FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, and other related guidance. FSP EITF 99-20-1 is effective for interim and annual reporting periods ending after December 15, 2008, and shall be applied prospectively. Retrospective application to a prior interim or annual reporting period is not permitted. As we do not hold beneficial interests, adoption of FSP EITF 99-20-1 did not have an impact on our financial condition or results of operations.

On October 10, 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active. The FSP clarifies the application of SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP FAS 157-3 is effective upon issuance, including prior periods for which financial statements have not been issued. Revisions resulting from a change in the valuation technique or its application should be accounted for as a change in accounting estimate following the guidance in SFAS No. 154, Accounting Changes and Error Corrections. However, the disclosure provisions in SFAS No. 154 for a change in accounting estimate are not required for revisions resulting from a change in valuation technique or its application. Adoption of FSP FAS 157-3 did not have a significant impact on our financial condition or results of operations.

On June 16, 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities, which states that when calculating basic earnings per share pursuant to the two-class method, all awards that contain rights to nonforfeitable dividends should be considered participating securities. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. Dividends or dividend equivalents actually paid on share-based payment awards not expected to vest should be excluded from the earnings allocation to avoid counting the dividends as both compensation cost and distributed earnings. Undistributed earnings should be allocated to all outstanding share-based payment awards, including those that are not expected to vest. FSP EITF 03-6-1 will be effective for Bancorp beginning January 1, 2009.  All prior-period earnings per share data presented will be adjusted retrospectively to conform to the provisions of FSP EITF 03-6-1. Early adoption is not permitted. Our presentation, but not the amount, of earnings per share will be affected upon adoption of FSP EITF 03-6-1 due to our issuance of nonvested restricted common shares on May 1, 2008.  See Note 9 for further discussion.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, which identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles in the United States. SFAS No. 162 became effective on November 15, 2008. SFAS No. 162 has had no impact on our financial condition or results of operations.

On March 19, 2008, the FASB issued SFAS. No. 161, Disclosures about Derivative Instruments and Hedging Activities-an Amendment of FASB Statement 133, which enhances required disclosures regarding derivatives and hedging activities, including improved disclosures regarding how: (a) an entity uses derivative instruments, (b) derivative instruments and related hedged items are accounted for under SFAS No. 133, and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application permitted.  As SFAS No. 161 is disclosure-related only, we expect that upon adoption in the first quarter of 2009, SFAS No. 161 will have no impact on our financial condition or results of operations.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations. SFAS No. 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statement to evaluate the nature and financial effects of the business combination. SFAS No. 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. We expect SFAS No. 141R would have an impact on our consolidated financial statements when effective if we acquire another company, but the specific effects will depend upon the nature, terms and size of the acquisitions we consummate after the effective date.

Page - 55

BANK OF MARIN BANCORP

In June 2007, the FASB EITF reached a consensus on EITF Issue No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards. The EITF requires that the tax benefit related to dividends paid on restricted stock, which are expected to vest, be recorded as an increase to additional paid-in-capital. The EITF was effective for all tax benefits on dividends declared by us after January 1, 2008. At adoption, there was no impact on our financial position or results of operations.

Note 2:  Investment Securities

Our investment securities portfolio at December 31, 2008 and 2007 consists primarily of U.S. government agency securities, including mortgage-backed securities (“MBS”) and collateralized mortgage obligations (“CMOs”) issued or guaranteed by FNMA, FHLMC, or GNMA. Our portfolio also includes obligations of state and political subdivisions, debentures issued by government-sponsored agencies including FHLB, Federal Farm Credit Bank and FNMA, as well as corporate CMOs, as reflected in the table below.

	December 31, 2008				December 31, 2007
	Amortized	Fair	Gross Unrealized		Amortized	Fair	Gross Unrealized
(Dollars in thousands)	Cost	Value	Gains	Losses	Cost	Value	Gains	Losses
Held to maturity
Obligations of state and political subdivisions	$23,558	$23,135	$373	$(796)	$13,182	$13,238	$139	$(83)

Available for sale
Securities of U. S. government agencies:
MBS pass-through securities issued by FNMA and FHLMC	8,135	8,249	114	---	8,715	8,475	5	(245)
CMOs issued by FNMA	15,289	15,468	183	(4)	17,401	17,389	71	(83)
CMOs issued by FHLMC	24,308	24,452	165	(21)	21,721	21,480	---	(241)
CMOs issued by GNMA	13,160	13,341	219	(38)	4,575	4,620	45	---
Debentures of government sponsored agencies	17,000	17,072	116	(44)	22,551	22,551	11	(11)
Corporate CMOs	1,392	1,370	---	(22)	2,487	2,474	4	(17)
Corporate debt securities and other	---	---	---	---	10,000	10,000	---	---
Total available for sale	79,284	79,952	797	(129)	87,450	86,989	136	(597)

Total investment securities	$102,842	$103,087	$1,170	$(925)	$100,632	$100,227	$275	$(680)

The amortized cost and fair value of investment securities at December 31, 2008 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2008
	Held to Maturity		Available for Sale
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$200	$200	$740	$733
After one but within five years	5,203	5,370	47,285	47,912
After five years through ten years	5,312	5,488	26,162	26,235
After ten years	12,843	12,077	5,097	5,072
Total	$23,558	$23,135	$79,284	$79,952

In 2008, we sold one security due to deterioration of the issuer’s creditworthiness.  The proceeds from the sale totaled $1.0 million and the transaction resulted in a loss of $2 thousand. Also in 2008, we sold 10,677 shares of Class B common stock of Visa Inc., which was carried at its cost basis of zero, for $457 thousand resulting in a gain of the same amount. Also see Note 20 for further details. In 2008 and 2007, respectively, we sold $20.0 million and $100.0 million in available for sale securities.  These securities were sold at no gain or loss as they were very short-term in nature, with an average holding period from seven to twenty-eight days. In the year ended December 31, 2006, no investment securities were sold and accordingly no gains or losses were recognized.

At December 31, 2008, investment securities totaling $28.4 million were pledged, excluding securities pledged under a blanket lien to the FHLB.  At December 31, 2008, investment securities carried at $4.3 million were pledged with the Federal Reserve Bank of San Francisco: $1.4 million to secure our Treasury, Tax and Loan account, and $2.9 million to provide collateral for potential future line of credit drawdowns to meet unusual short-term liquidity needs.  At December 31, 2008, investment securities carried at $18.5 million were pledged with the State of California:  $17.8 million to secure public deposits in compliance with the Local Agency Security Program and $782 thousand to provide collateral for trust deposits. In addition, at December 31, 2008, investment securities carried at $1.6 million were pledged to collateralize an internal Wealth Management Services checking account and $4.0 million were pledged with Pacific Coast Bankers’ Bank to serve as collateral on derivatives.  At December 31, 2008, our FHLB line of credit was secured under terms of a blanket collateral agreement by a pledge of certain qualifying collateral, including investment securities. See Note 8 for further details.

Page - 56

BANK OF MARIN BANCORP

Thirty-seven and twenty-three investment securities were at unrealized loss positions at December 31, 2008 and 2007, respectively. They are summarized and classified according to the duration of the loss period as follows:

December 31, 2008
	< 12 continuous months		> 12 continuous months		Total Securities in a loss position
(Dollars in thousands)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
Held-to-maturity
Obligations of state & political subdivisions	$10,449	$(430)	$1,819	$(366)	$12,268	$(796)

Available for sale
Securities of U. S. Government Agencies	23,369	(107)	---	---	23,369	(107)
Corporate CMOs	643	(15)	727	(7)	1,370	(22)
Total available for sale	24,012	(122)	727	(7)	24,739	(129)
Total temporarily impaired securities	$34,461	$(552)	$2,546	$(373)	$37,007	$(925)

December 31, 2007
	< 12 continuous months				> 12 continuous months		Total Securities in a loss position
(In thousands)	Fair value		Unrealized loss		Fair value	Unrealized loss	Fair value	Unrealized loss
Held-to-maturity
Obligations of state & political subdivisions	$	---	$	---	$4,461	$(83)	$4,461	$(83)

Available for sale
Securities of U. S. Government Agencies		2,855		(22)	39,144	(558)	41,999	(580)
Corporate CMOs		---		---	1,994	(17)	1,994	(17)
Total available for sale		2,855		(22)	41,138	(575)	43,993	(597)
Total temporarily impaired securities		$2,855		$(22)	$45,599	$(658)	$48,454	$(680)

Management periodically evaluates each investment security in an unrealized loss position to determine if the impairment is temporary or other than temporary.  Management has determined that no investment security is other-than-temporarily impaired as Management believes that it is probable that we will be able to collect all amounts due according to the contractual terms and we have the ability and intent to hold the securities until their cost has been recovered.

Note 3:  Loans

The majority of our loan activity is with customers located in California, primarily in the counties of Marin, San Francisco and southern Sonoma.  Although we have a diversified loan portfolio, more than half of the loans are for commercial real estate, and many of our loans are secured by real estate in Marin, San Francisco and Sonoma Counties.  Approximately 84% of the loans were secured by real estate at both December 31, 2008 and 2007.

Effective January 1, 2007, we elected the early-adoption provisions of SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”), which permits entities to choose to measure eligible financial instruments at fair value at specified election dates. Upon adoption, we elected the fair value option to account for the indirect auto loan portfolio, which was subsequently sold on June 5, 2007. See Note 16 for further details.

Page - 57

BANK OF MARIN BANCORP

Outstanding loans by type, net of deferred loan fees of $3.1 million and $2.9 million at December 31, 2008 and 2007, respectively, are as follows:

(Dollars in thousands)	2008	2007
Commercial loans	$146,483	$124,336
Real estate
Commercial owner-occupied	140,977	132,614
Commercial investor	326,193	257,127
Construction	121,981	97,153
Residential	120,676	78,860
Installment and other consumer	34,234	34,788
Total loans	890,544	724,878
Less Allowance for loan losses	(9,950)	(7,575)
Net Loans	$880,594	$717,303

At December 31, 2008 and 2007, our FHLB line of credit was secured under terms of a blanket collateral agreement by a pledge of certain qualifying collateral, including loans. See Note 8 for further details.

The Bank has, and expects to have in the future, banking transactions in the ordinary course of its business with directors, officers, principal stockholders and their associates.  These transactions, including loans, are granted on substantially the same terms, including interest rates and collateral on loans, as those prevailing at the same time for comparable transactions with others.  Likewise, these transactions do not involve more than the normal risk of collectability or present other unfavorable features.

An analysis of net loans to related parties for the years ended December 31, 2008 and 2007 is as follows:

(In thousands)	2008	2007
Balance at beginning of year	$7,899	$3,394
Additions	72	4,811
Repayments	(550)	(306)
Balance at end of year	$7,421	$7,899

The undisbursed commitment to related parties was $1.1 million as of December 31, 2008.

Note 4:  Allowance for Loan Losses

Activity in the allowance for loan losses for each of the three years ended December 31 follows:

(Dollars in thousands)	2008	2007	2006
Beginning balance	$7,575	$8,023	$7,115
Cumulative-effect adjustment of adoption of SFAS No. 159	---	(1,048)	---
Provision for loan loss charged to expense	5,010	685	1,266
Loans charged off	(2,680)	(115)	(596)
Loan loss recoveries	45	30	238
Ending balance	$9,950	$7,575	$8,023

Total loans outstanding at end of year, before deducting allowance for loan losses	$890,544	$724,878	$719,778

Average total loans outstanding during the year	$798,369	$703,087	$701,438

Ratio of allowance for loan losses to total loans at end of year	1.12%	1.05%	1.11%

Non-accrual loans totaled $6.7 million at December 31, 2008. At December 31, 2007, we had one non-accrual loan totaling $144 thousand. The gross interest income that would have been recorded had non-accrual loans been current totaled $180 thousand, $11 thousand and $223 thousand in the years ended December 31, 2008, 2007 and 2006, respectively. We recognized interest income of $367 thousand, $5 thousand and zero for cash payments received during the years ended December 31, 2008, 2007 and 2006, respectively. There were no accruing loans past due more than 90 days at December 31, 2008 or 2007.

Page - 58

BANK OF MARIN BANCORP

Impaired loan balances at each period-end approximated the balance of non-accrual loans, with a specific valuation allowance of $44 thousand and zero at December 31, 2008 and 2007, respectively.  We charged off substantially all of our estimated losses related to specific loans during each year presented. These impaired loans were primarily comprised of collateral dependent construction, personal, and commercial loans. The average recorded investment in impaired loans was $2.0 million, $104 thousand and $1.8 million for the years ended December 31, 2008, 2007 and 2006, respectively. No interest income was recognized on these loans subsequent to their classification as impaired. At December 31, 2008, there were no commitments to extend credit on impaired loans.

The principal balance on loans whose contractual terms have been restructured in a manner which grants a concession to a borrower experiencing financial difficulties was $119 thousand at December 31, 2008 and zero at December 31, 2007.

In conjunction with the adoption of SFAS No. 159 effective January 1, 2007 and our election of the fair value option to account for our indirect auto loan portfolio, the allowance for loan losses was reduced by $1.0 million in 2007, which is reflected in the table above. See Note 16 for further details.

Note 5:  Bank Premises and Equipment

A summary of Bank premises and equipment at December 31 follows:

(Dollars in thousands)	2008	2007
Leasehold improvements	$10,479	$9,501
Furniture and equipment	8,710	8,617
Subtotal	19,189	18,118
Accumulated depreciation and amortization	(10,897)	(10,297)
Bank premises and equipment, net	$8,292	$7,821

The amount of depreciation and amortization was $1.3 million, $1.2 million and $998 thousand for the years ended December 31, 2008, 2007 and 2006, respectively.

In October 2008, we contracted with McDevitt & McDevitt Construction Corporation (“MMC”), which is a construction company located in Petaluma, California, managed and owned by a member of the Board of Directors of the Bank and Bancorp. Under the contract, MMC constructed a new branch office for us. During 2008, we paid $611 thousand to MMC under the contract.

Note 6:  Bank Owned Life Insurance

We have purchased life insurance policies on the lives of certain officers designated by the Board of Directors to finance employee benefit programs.  Death benefits are provided under the specific terms of these programs. The investment in the Bank owned life insurance (“BOLI”) policies are reported in interest receivable and other assets at their cash surrender value of $17.0 million and $14.1 million at December 31, 2008 and 2007, respectively. The cash surrender value includes both the original premiums we paid in the life insurance policies and the accumulated accretion of policy income since inception of the policies.  Income of $640 thousand, $577 thousand and $504 thousand was recognized on the life insurance policies in 2008, 2007 and 2006, respectively, and is reported in other non-interest income. The income is net of mortality costs recognized, which totaled $89 thousand, $79 thousand and $67 thousand for the years ended December 31, 2008, 2007 and 2006, respectively. We regularly monitor the credit ratings of our four insurance carriers to ensure that they are in compliance with our policy.

Note 7:  Deposits

Total time deposits were $128.2 million and $82.9 million at December 31, 2008 and 2007, respectively.  Of these amounts, $55.5 million and $50.7 million represented time deposits greater than $100,000 at December 31, 2008 and 2007, respectively. Interest on time deposits was $2.7 million, $3.5 million and $3.8 million in 2008, 2007 and 2006, respectively.  Scheduled maturities of these deposits at December 31, 2008 are presented as follows:

Page - 59

BANK OF MARIN BANCORP

(Dollars in thousands)	2009	2010	2011	2012	2013	Thereafter	Total
Scheduled maturities of time deposits	$118,851	$5,060	$1,279	$1,515	$1,503	---	$128,208

Late in the first quarter of 2008, we began to offer the CDARS® deposit product, short for Certificate of Deposit Account Registry Service. Through CDARS®, we may accept deposits in excess of the Federal Deposit Insurance Corporation (“FDIC”) insured maximum from a depositor and place the deposits through a network to other member banks in increments of less than the FDIC insured maximum to provide the depositor full FDIC insurance coverage.  Where we receive an equal dollar amount of deposits from other member banks in exchange for the deposits we place into the network, we record these as CDARS® reciprocal deposits.  At December 31, 2008, CDARS® reciprocal deposits totaled $42.9 million.

As of December 31, 2008, $17.8 million in securities held to maturity were pledged as collateral for our local agency deposits.

The aggregate amount of demand deposit overdrafts that have been reclassified as loan balances were $197 thousand and $5.2 million at December 31, 2008 and 2007, respectively.

The Bank accepts deposits from shareholders, directors and employees in the normal course of business, and the terms are comparable to those with non-affiliated parties. The total deposits from directors and their businesses, and executive officers were $8.8 million and $9.0 million at December 31, 2008 and 2007, respectively.

Note 8:  Borrowings

Purchased Funds – We have unsecured lines of credit totaling $75.0 million with correspondent banks for overnight borrowings.  In general, interest rates on these lines approximate the Federal funds target rate. At December 31, 2008 and 2007, we had no overnight borrowings under these credit facilities.

Federal Home Loan Bank Advance – As of December 31, 2008 and 2007, we had lines of credit with the FHLB totaling $195.8 million and $184.8 million, respectively. At December 31, 2008 overnight borrowings totaled $21.8 million with the FHLB under the line of credit.  At December 31, 2007, we had no outstanding borrowings with FHLB. The interest rate for overnight borrowings, determined daily, was 0.05% at December 31, 2008.

On February 5, 2008, we entered into a ten-year borrowing agreement under the same FHLB line of credit for $15.0 million at a fixed rate of 2.07%. Interest-only payments are required every three months until maturity. Although the entire principal is due on February 5, 2018, the FHLB has the unconditional right to accelerate the due date on February 5, 2009 and every three months thereafter (the “put dates”). If the FHLB exercises its right to accelerate the due date, the FHLB will offer replacement funding at the current market rate, subject to certain conditions. We must comply with the put date, but are not required to accept replacement funding.

On December 16, 2008, we entered into a five-year borrowing agreement under the FHLB line of credit for $20.0 million at a fixed rate of 2.54%. Interest-only payments are required every month until maturity.

On January 23, 2009, we entered into a three-year borrowing agreement under the FHLB line of credit for $20.0 million at a fixed rate of 2.29%.

At December 31, 2008, $139.0 million was remaining as available for borrowing from the FHLB under a formula based on eligible collateral, mainly a portfolio of loans. The FHLB overnight borrowing and the FHLB line of credit are secured by essentially all of our financial assets, including loans, investment securities, cash and cash equivalents under a blanket lien.

Federal Reserve Line of Credit – We also have available a line of credit with the Federal Reserve Bank of San Francisco totaling $2.9 million and $3.7 million as of December 31, 2008 and 2007, respectively.  This line of credit is collateralized by an agency security. At December 31, 2008 and 2007, we had no outstanding borrowings with the Federal Reserve.

Subordinated Debt – On June 17, 2004 we issued a 15-year, $5.0 million subordinated debenture through a pooled trust preferred program, which matures on June 17, 2019.  We have the right to redeem the debenture, in whole or in part, at the redemption price at principal amounts in multiples of $1.0 million on any interest payment date on or after June 17, 2009.  The interest rate on the debenture changes quarterly and is paid quarterly at the three-month LIBOR plus 2.48%. The rate at December 31, 2008 was 4.35%. The debenture is subordinated to the claims of depositors and our other creditors.

Page - 60

BANK OF MARIN BANCORP

Borrowings at December 31, 2008 and 2007 are summarized as follows:

	2008			2007
(Dollars in thousands)	Carrying Value	Average Balance	Average Rate	Carrying Value		Average Balance	Average Rate
Overnight borrowings	$21,800	$15,629	1.89%	$	---	$6,836	5.35%
FHLB fixed-rate advances	35,000	14,440	2.12%		---	9,260	4.23%
Subordinated debenture	5,000	5,000	5.92%		5,000	5,000	8.14%

The maximum amount outstanding at any month end for overnight borrowings was $42.7 million and $38.5 million, during 2008 and 2007, respectively.

Note 9:  Stockholders' Equity and Stock Option Plans

Preferred Stock

At December 31, 2008, 28,000 shares of preferred shares were outstanding. For information regarding our preferred stock, see Note 10 below.

Common Stock

On July 1, 2007, the Effective Date, the bank holding company reorganization was completed and the Bank repurchased a total of 24,399 common shares of the Bank for $876 thousand from six shareholders who dissented to the exchange of these shares for Bancorp common stock. Also, on the Effective Date, after the repurchase, each remaining outstanding share of the Bank was converted into one share of Bancorp and the Bank became a wholly-owned subsidiary of the holding company.

In October 2006, we received approval from the California Department of Financial Institutions (“DFI”) and the FDIC to buy back up to 10%, or up to 545,884 of the Bank’s 5,458,838 then-outstanding shares, not to exceed $15 million.  The repurchase program allowed the Bank to purchase common shares for a period of twelve months from the approval date in the open market or in privately negotiated transactions. In 2006, the Bank purchased 115,625 shares at an average price of $34.26 per share for a total cost of $4.0 million.  In the first quarter of 2007, the Bank purchased an additional 289,692 shares at an average price of $38.10 for a total cost of $11.0 million, thereby completing the share repurchase under the approved program.

In November 2007 Bancorp’s Board of Directors approved an additional plan to repurchase common shares of Bancorp up to $5 million. No regulatory approval was required for this repurchase plan as Bancorp was exempt under the provisions of Regulation Y of the Federal Reserve Board. In November and December 2007, Bancorp repurchased a total of 51,732 shares at an average price of $29.96 per share for a total cost of $1.5 million.  During 2008, we repurchased 88,316 shares at an average price of $28.55, plus commissions, for a total cost of $2.5 million. In September 2008, we discontinued the repurchases under the plan to preserve capital during a time of extreme economic turbulence.

We executed the repurchase transactions pursuant to the Securities and Exchange Commission’s Rule 10b-18.  All shares repurchased under both programs were made in open market transactions and were part of publicly announced repurchase programs.

Retained Earnings

Upon the adoption of SFAS No. 159 for our indirect auto loan portfolio, we recorded a cumulative-effect adjustment as a charge to retained earnings totaling $1.5 million effective January 1, 2007. See Note 16 for details.

Page - 61

BANK OF MARIN BANCORP

Dividends

A summary of preferred dividends accrued and/or paid, as well as cash dividends paid to common shareholders, both of which are recorded as a reduction of retained earnings, is presented below.

	Years ended December 31
(in thousands except per share data)	2008	2007		2006
Preferred dividends	$97	$	---	$	---
Cash dividends to common shareholders	$2,882		$2,649		$2,448
Cash dividends per common share	$0.56		$0.51		$0.46

Included in cash dividends to common shareholders in 2007 is $5 thousand paid to shareholders in connection with the redemption of all the preferred share purchase rights issued pursuant to the Bank’s Rights Agreement of August 11, 2003. Each right entitled the registered holder to purchase from the Bank one one-hundredth of a share of Series A Junior Participating Preferred stock, no par value of Bank at a price of $125 per one one-hundredth of a preferred share, subject to adjustments. The redemption, in anticipation of the formation of a bank holding company, was effective June 14, 2007 at a redemption price of $0.001 per right. On that same day, Bancorp’s Board of Directors executed a Rights Agreement substantially similar to the Bank’s agreement and has issued replacement rights to purchase shares of Bancorp under the new Rights Agreement to shareholders of record as of July 23, 2007. The Bank of Marin Bancorp Rights Agreement is designed to discourage takeovers that involve abusive tactics or do not provide fair value to shareholders.

The holders of nonvested restricted common shares are entitled to dividends on the same per-share ratio as the holders of common stock. Dividends paid on the portion of share-based awards not expected to vest are included in stock-based compensation expense. Tax benefits on dividends paid on the portion of share-based awards expected to vest are recorded as an increase to common stock with a corresponding decrease in current taxes payable.

Under the California Financial Code, payment of dividends is restricted to the lesser of retained earnings or the amount of undistributed net profits from the three most recent fiscal years.  Under this restriction, approximately $10.9 million of the retained earnings balance was available for payment of dividends as of December 31, 2008.

As long as our preferred shares are held by the U.S. Treasury, we are restricted from increasing our dividends per common share (currently $0.14 per share) until December 5, 2011 without prior approval from the U.S. Treasury. We are also precluded from paying any dividends on common shares if we are in arrears on the payment of dividends on preferred shares, which are payable quarterly at an annual rate of 5%. If dividends on the senior preferred shares are not paid in full for six dividend periods, the U.S. Treasury will have the right to elect two directors to our board until full dividends have been paid for four consecutive dividend periods according to the original terms of the agreement with the U.S. Treasury in effect at December 31, 2008.

If we repurchase the preferred stock issued as part of the TCPP (see Note 10), the Bank will need to pay a dividend to Bancorp to fund such repurchase.  Under the restrictions noted above, advance approval of such dividend and any subsequent dividends from the Bank to Bancorp may be required from the DFI for up to three years depending on our earnings level.

On April 13, 2006, the Board of Directors declared a 5% common stock dividend. Cash was paid in lieu of issuing fractional shares.

Share-Based Awards

Effective July 1, 2007, we adopted an Employee Stock Purchase Plan whereby our employees may purchase Bancorp common shares through payroll deductions of between one percent and fifteen percent of pay in each pay period.  Shares are purchased quarterly at a five percent discount from the closing market price on the last day of the quarter.  The plan calls for 200,000 common shares to be set aside for employee purchases.

As of May 8, 2007, the 2007 Equity Plan was approved by shareholders. The 2007 Equity Plan was subsequently adopted by Bancorp as part of the holding company formation.  Awards under the 2007 Equity Plan now relate to shares of common stock of Bancorp. All new share-based awards from the approval date forward are granted through the 2007 Equity Plan.

Page - 62

BANK OF MARIN BANCORP

The 2007 Equity plan provides financial incentives for selected employees, advisors and non-employee directors. Terms of the plan provide for the issuance of up to 500,000 shares of common stock for these employees, advisors and non-employee directors. As of December 31, 2008, there were 438,667 shares available for future grants under the plan. The Compensation Committee of the Board of Directors has the authority in its discretion to determine those employees, advisors and non-employee directors who will receive an award, the timing of awards, the vesting schedule for each award, the type of award to be granted, the number of shares of Bancorp stock to be subject to each option and restricted stock award, and all other terms and conditions of any award. On May 1, 2008, 31,651 stock options were granted under the 2007 Equity Plan.  In addition, certain senior employees were granted 6,700 restricted common shares of Bancorp. In 2008, our directors were awarded a total 8,892 common shares in addition to their monthly compensation.

We have two additional stock option plans, the 1999 Stock Option Plan and the 1989 Stock Option Plan for full-time, salaried officers and employees who have substantial responsibility for the successful operation of the Bank.  Upon approval of the 1999 Stock Option Plan, no new awards were granted under the 1989 Stock Option Plan. Upon approval of the 2007 Equity Plan, no new awards were granted under the 1999 Stock Option Plan.

Stock options granted pursuant to the 1989 and 1999 Stock Option Plans were subsequently adopted by Bancorp as part of the holding company formation.  Stock options under these plans now relate to shares of common stock of Bancorp.

Options are issued at the fair market value of the stock at the date of grant.  Options to officers and employees granted prior to January 1, 2006, vested 20% immediately and 20% on each anniversary of the grant for four years. Options granted subsequent to January 1, 2006, including grants of restricted stock, vested 20% on each anniversary of the grant for five years.  All officer and employee options expire ten years from the grant date. Options granted to non-employee directors vest 20% immediately and 20% on each anniversary of the grant for four years. Director options expire seven years from the grant date.

A summary of activity for stock options for the years ended December 31, 2008, 2007 and 2008 is presented below.

					Weighted
					Average
			Aggregate	Weighted	Remaining
		Weighted	Intrinsic	Average	Contractual
	Number of	Average	Value	Grant-Date	Term
	Shares	Exercise Price	(in thousands)	Fair Value	(in years)

Options outstanding at December 31, 2005	777,556	$16.99	$12,025	$ ---	5.41
Granted	79,351	33.30	---	7.93	---
Cancelled/forfeited	(49,335)	25.18	---	---	---
Exercised	(261,307)	12.65	5,340	---	---
Options outstanding at December 31, 2006	546,265	20.69	11,303	---	5.44

Exercisable (vested) at December 31, 2006	383,842	16.28	6,249	6.97	4.17

Options outstanding at December 31, 2006	546,265	20.69	---	---	---
Granted	54,551	34.87	---	7.46	---
Cancelled/forfeited	(6,345)	30.17	---	---	---
Exercised	(112,496)	14.40	2,532	---	---
Options outstanding at December 31, 2007	481,975	23.64	3,593	---	5.47

Exercisable (vested) at December 31, 2007	327,948	19.12	3,560	7.61	4.23

Options outstanding at December 31, 2007	481,975	23.64	---	---	---
Granted	31,651	28.06	---	6.83	---
Cancelled/forfeited	(16,370)	24.25	---	---	---
Exercised	(95,298)	14.52	1,361	---	---
Options outstanding at December 31, 2008	401,958	26.12	1,278	---	5.53

Exercisable (vested) at December 31, 2008	275,834	23.16	1,278	8.31	4.56

Page - 63

BANK OF MARIN BANCORP

The following table summarizes nonvested awards at December 31, 2008, and changes during the year ended December 31, 2008.

	Options		Restricted Stock
		Weighted		Weighted
		Average		Average
	Number of	Grant-Date	Number of	Grant-Date
	Shares	Fair Value	Shares	Fair Value
Nonvested awards at December 31, 2007	154,027	$8.64	---	$0.00
Granted	31,651	6.83	6,700	28.75
Vested	(55,851)	9.40	---	0.00
Forfeited	(3,703)	9.38	---	0.00
Nonvested awards at December 31, 2008	126,124	$7.83	6,700	$28.75

As of December 31, 2008, there was $911 thousand of total unrecognized compensation expense related to non-vested stock options and restricted stock.  This cost is expected to be recognized over a weighted average period of approximately three years. The total grant-date fair value of shares vested during the years ended December 31, 2008, 2007 and 2006 was $522 thousand, $540 thousand and $718 thousand, respectively.

A summary of the options outstanding and exercisable by price range as of December 31, 2008 is presented in the following table:

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Outstanding as of 12/31/2008	Remaining Contractual Life (in years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$10.01 - $15.00	90,621	2.1	$12.28	90,621	$12.28
$15.01 - $20.00	28,711	3.5	$17.32	28,711	$17.32
$20.01 - $25.00	6,972	3.7	$20.43	6,972	$20.43
$25.01 - $30.00	79,602	6.6	$27.26	49,961	$26.72
$30.01 - $35.00	149,244	6.7	$33.04	88,223	$32.90
$35.01 - $40.00	46,808	8.2	$35.20	11,346	$35.23
	401,958			275,834

Under SFAS No. 123R, which was implemented in January 2006, the fair value of stock options on the grant date is recorded as a stock-based compensation expense in the income statement over the requisite service period with a corresponding increase in common stock.  In addition, we record excess tax benefits on the exercise of non-qualified stock options, disqualifying disposition of incentive stock options or vesting of restricted stock as an addition to common stock with a corresponding decrease in current taxes payable.

Stock-based compensation also includes compensation expense related to the issuance of nonvested restricted common shares pursuant to the 2007 Equity Plan. The grant-date fair value of the restricted common shares, which was equal to its intrinsic value on that date, is being recorded as compensation expense over the requisite service period with a corresponding increase in common stock as the shares vest. Any excess tax benefit on the vesting of these shares will be also recorded as an increase in common stock and a corresponding decrease in current taxes payable.

Stock-based compensation and tax benefits on exercised options are shown below.

	Years ended December 31
(in thousands)	2008	2007	2006
Stock-based compensation	$428	$502	$555
Excess tax benefits on exercised options	$380	$729	$1,394

We determine the fair value of stock options at grant date using the Black-Scholes pricing model that takes into account the stock price at the grant date, the exercise price, the expected life of the option, the volatility of the underlying stock, the expected dividend yield and the risk-free interest rate over the expected life of the option.

Page - 64

BANK OF MARIN BANCORP

The weighted average assumptions used in the pricing model are noted in the table below.  The expected term of options granted is derived from historical data on employee exercise and post-vesting employment termination behavior.   The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.  Expected volatility is based on the historical volatility of the common stock.

	Year ended
	December 31, 2008	December 31, 2007	December 31, 2006
Risk-free interest rate	3.50%	4.64%	5.06%
Expected dividend yield on common stock	2.00%	1.38%	1.37%
Expected life in years	6.5	7.0	7.0
Expected price volatility	23.93%	12.30%	12.53%

For options granted prior to January 1, 2006, and valued in accordance with Statement of Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation, (“SFAS No. 123”), we recognized option forfeitures as they occurred.

For options granted after January 1, 2006, and valued in accordance with No. SFAS 123R, the fair value of the option is expensed on a straight-line basis over the vesting period.  Forfeitures are estimated and expense is recognized only for those shares expected to vest.  The estimated forfeiture rate, based on historical forfeiture experience, was unchanged at 7.5% in 2008, 2007 and 2006.

The Black-Scholes option valuation model requires the input of highly subjective assumptions, including the expected life of the stock-based award and stock price volatility.  The assumptions listed above represent Management’s best estimates, but these estimates involve inherent uncertainties and the application of Management’s judgment.  As a result, if other assumptions had been used, the recorded share-based compensation expense could have been materially different from that reflected in these financial statements.  If the actual forfeiture rate is materially different from the estimate, the share-based compensation expense could also be materially different.

Note 10: Treasury Capital Purchase Program

In response to the stresses in the credit markets and to protect and recapitalize the U.S. financial system, on October 3, 2008, the Emergency Economic Stabilization Act of 2008 (“EESA”) was signed into law.  EESA includes the Treasury Capital Purchase Program (the “TCPP”), which was intended to inject liquidity into, and stabilize the financial industry.  On November 19, 2008, we received preliminary approval from the United States Department of the Treasury (the “U.S. Treasury”) to participate in the TCPP.  On December 5, Bancorp issued to the U.S. Treasury 28,000 shares of senior preferred stock with a zero par value and a $1,000 per share liquidation preference, along with warrants to purchase 154,242 shares of common stock at a per share exercise price of $27.23, in exchange for aggregate consideration of $28.0 million.  Dividends will be payable quarterly in arrears on February 15, May 15, August 15 and November 15 of each year with a 5% coupon dividend rate for the first five years and 9% thereafter. If dividends on the senior preferred shares are not paid in full for six dividend periods, the U.S. Treasury will have the right to elect two directors to our board until full dividends have been paid for four consecutive dividend periods. The attached warrants are immediately exercisable and expire 10 years after the issuance date. We must comply with restrictions on executive compensation during the period that the U.S. Treasury holds an equity position in us through the TCPP.  Under the American Recovery and Reinvestment Act of 2009, we may elect to repurchase the preferred stock at the original purchase price plus accrued but unpaid dividends. On February 27, 2009, our Board of Directors approved a resolution to repurchase all 28,000 shares of outstanding preferred stock from the U.S. Treasury. We have notified the U.S. Treasury of our intent to repurchase the preferred stock issued under the TCPP.

The proceeds of $28 million were allocated between the preferred stock and the warrants with $27.0 million allocated to preferred stock and $961 thousand allocated to the warrants, based on their relative fair value at the time of issuance. The fair value of the preferred stock was estimated using discounted cash flows with a discount rate of 9%. The fair value of the warrants was estimated using the Black-Scholes option pricing model with the following assumptions: 1) risk-free interest rate of 2.67% (the Treasury 10-year yield rate as of warrant issuance date); 2) estimated life of ten years (contractual term of the warrants); 3) volatility of 29% (historical volatility based on our stock price over the past 10 years); and 4) dividend yield of 2.59% (expected annual dividend divided by stock price as of warrant issuance date). The discount on the preferred stock (i.e., difference between the initial carrying amount and the liquidation amount) is amortized over the five-year period preceding the 9% perpetual dividend, using effective yield method.

Page - 65

BANK OF MARIN BANCORP

Note 11:  Benefit Plans

In 2003 we established an Officer Deferred Compensation Plan that allows key executive officers designated by the Board of Directors of the Bank to defer up to 80% of their salary and 100% of their annual bonus.  Amounts deferred earn interest at a rate set annually by the Board of Directors.  The interest rate was set at 7.25% for 2008, 8.25% for 2007, and 7.25% for 2006.  Our deferred compensation obligation of $2.6 million and $2.2 million at December 31, 2008 and 2007, respectively, is included in interest payable and other liabilities.

Our 401(k) Defined Contribution Plan commenced in May 1990 and is available to all employees.  Under this plan employees can defer up to 50% of their total compensation, up to the maximum amount allowed by the Internal Revenue Code.  The Bank will match 50% of each participant's contribution up to a maximum match of $4 thousand annually.  Employer contributions totaled $358 thousand, $383 thousand and $409 thousand for the years ended December 31, 2008, 2007 and 2006, respectively.

In 1999 the 401(k) Plan was amended to include an employee stock ownership component and was renamed the Bank of Marin Employee Stock Ownership and Savings Plan (the “Plan”).  Under the terms of the Plan, as amended, the Board of Director’s determined a specific portion of the Bank's profits to be contributed to the Plan each year either in common stock or in cash for the purchase of Bancorp stock.  For the years ended December 31, 2008, 2007 and 2006 the Bank contributed $749 thousand, $854 thousand and $900 thousand, respectively.  Contributions to the Plan for both the matching contribution and for the purchase of Bancorp stock are included in salaries and benefits expenses.   Employer contributions vest at a rate of 20% per year over a five-year period.  Generally, cash dividends on Bancorp’s stock held by the Plan are used to purchase additional shares in the open market.  All shares of the Bancorp’s stock held by the Plan are included in the calculations of basic and diluted earnings per share.

Note 12:  Income Taxes

The current and deferred components of the income tax provision for each of the three years ended December 31 are as follows:

(in thousands)	2008	2007	2006
Current tax provision
Federal	$6,809	$5,993	$5,800
State	2,258	1,847	1,514
Total current	9,067	7,840	7,314
Deferred tax (benefit) provision
Federal	(902)	(128)	(494)
State	(287)	66	(155)
Total deferred	(1,189)	(62)	(649)
Total income tax provision	$7,878	$7,778	$6,665

Income taxes related to changes in the unrealized gains and losses on available for sale securities are recorded directly to other comprehensive income in stockholders’ equity and are not included above.  These income tax effects amounted to $475 thousand, $234 thousand, and $128 thousand in 2008, 2007 and 2006, respectively.

Page - 66

BANK OF MARIN BANCORP

The following table shows the tax effect of our cumulative temporary differences as of December 31:

(in thousands)	2008	2007
Deferred tax assets:
Allowance for loan losses and off-balance sheet commitments	$4,399	$3,374
Depreciation	205	397
State franchise tax	683	547
Deferred compensation	1,076	950
Stock-based compensation	133	88
Net unrealized loss on securities available for sale	---	194
Other	249	242

Deferred tax liabilities:
Loan origination costs	(239)	(190)
Net unrealized gain on securities available for sale	(281)	---
Other	(55)	(146)
Net deferred tax assets	$6,170	$5,456

Based upon the level of historical taxable income and projections for further taxable income over the periods during which the deferred tax assets expect to be deductible, Management believes it is more likely than not the Bank will realize the benefit of the deferred tax assets.

The effective tax rate for 2008, 2007 and 2006 differs from the current Federal statutory income tax rate as follows:

	2008	2007	2006
Federal statutory income tax rate	35.0%	35.0%	35.0%
Increase (decrease) due to:
California franchise tax, net of federal tax benefit	6.2	6.2	6.1
Stock based compensation	0.7	0.8	1.1
Tax exempt interest on municipal securities and loans	(2.1)	(1.6)	(1.8)
Tax exempt earnings on bank owned life insurance	(1.3)	(1.2)	(1.1)
Prior year tax adjustments	0.9	(0.3)	(3.3)
Other	(0.1)	(0.2)	(0.1)
Effective Tax Rate	39.3%	38.7%	35.9%

Bancorp files a consolidated return in the U.S. Federal tax jurisdiction and a combined report in the State of California tax jurisdiction.  Prior to the formation of Bancorp in 2007, the Bank filed in the U.S. Federal and California jurisdictions on a stand-alone basis.  None of the entities are subject to examination by taxing authorities for years before 2005 for U.S. Federal or for years before 2004 for California.

We adopted the provisions of FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007.  No adjustments were identified for unrecognized tax benefits that required an adjustment to the January 1, 2007 beginning tax reserve.  We had no tax reserve for uncertain tax positions at December 31, 2008.  We do not anticipate providing a reserve for uncertain tax positions in the next twelve months.  We have elected to record interest and penalties related to unrecognized tax benefits in tax expense.  During the years ended December 31, 2008, 2007 and 2006, neither the Bank nor Bancorp had an accrual for interest and penalties associated with uncertain tax positions.

Note 13:  Commitments and Contingencies

We rent certain premises and equipment under long-term non-cancelable operating leases expiring at various dates through the year 2023.  At December 31, 2008, the approximate minimum future commitments payable under non-cancelable contracts for leased premises are as follows:

(in thousands)	2009	2010	2011	2012	2013	Thereafter	Total
Operating leases	$2,160	$1,963	$1,534	$1,439	$1,397	$11,565	$20,058

Page - 67

BANK OF MARIN BANCORP

Rent expense included in occupancy expense totaled $2.5 million, $2.3 million and $2.0 million in 2008, 2007 and 2006, respectively.

We may be party to legal actions which arise from time to time as part of the normal course of our business.  We believe, after consultation with legal counsel, that we have meritorious defenses in these actions, and that litigation contingency liability, if any, will not have a material adverse effect on our financial position, results of operations, or cash flows.

We are responsible for our proportionate share of certain litigation indemnifications provided to Visa U.S.A. by its member banks in connection with lawsuits related to anti-trust charges and interchange fees. See Note 20 for further details.

As permitted or required under California law and to the maximum extent allowable under that law, we have certain obligations to indemnify our current and former officers and directors for certain events or occurrences while the officer or director is, or was serving, at our request in such capacity. These indemnification obligations are valid as long as the director or officer acted in good faith and in a manner the person reasonably believed to be in or not opposed to the best interests of the corporation, and, with respect to any criminal action or proceeding, had no reasonable cause to believe his or her conduct was unlawful. The maximum potential amount of future payments we could be required to make under these indemnification obligations is unlimited; however, we have a director and officer insurance policy that mitigates our exposure and enables us to recover a portion of any future amounts paid. We believe the estimated fair value of these indemnification obligations is minimal.

Note 14:  Concentrations of Credit Risk

Concentration of credit risk is the risk associated with a lack of diversification, such as having substantial investments in a few individual issuers, thereby exposing us to greater risks resulting from adverse economic, political, regulatory, geographic, industrial or credit developments.  At December 31, 2008, our most significant concentration of credit risk was with the U.S. Government, its agencies and Government Sponsored Enterprises. Our exposure, which primarily results from positions in securities available for sale issued by the U.S. Government, and its agencies, and securities guaranteed by Government Sponsored Enterprises, was $78.6 million at December 31, 2008.

We also manage our credit exposure related to our loan portfolio to avoid the risk of undue concentration of credits in a particular industry by reducing significant exposure to highly leveraged transactions or to any individual customer or counterparty, and by obtaining collateral as appropriate. No borrower or obligor accounts for more than 5% of loans held in the portfolio.  The largest loan concentration group by industry is real estate, which account for 76.3% of our loan portfolio at December 31, 2008.

Note 15: Fair Value of Financial Instruments

The carrying amounts and fair values of the Bank's financial instruments at December 31, 2008 and 2007 are presented below.

Page - 68

BANK OF MARIN BANCORP

	2008		2007
	Carrying	Fair	Carrying	Fair
(in thousands)	Amounts	Value	Amounts	Value
Financial assets
Cash and cash equivalents	$24,926	$24,926	$76,265	$76,265
Investment securities	103,510	103,087	100,171	100,227
Loans, net	880,594	896,628	717,303	718,184
Accrued interest receivable	4,081	4,081	4,085	4,085
Financial liabilities
Deposits	852,290	853,187	834,642	835,151
Federal funds purchased	21,800	21,800	---	---
Federal Home Loan Bank borrowings	35,000	34,137	---	---
Subordinated debenture	5,000	5,000	5,000	5,000
Accrued interest payable	918	918	796	796
Interest rate swaps	3,456	3,456	647	647

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

Cash and Cash Equivalents - Cash and cash equivalents are valued at their carrying amounts because of the short-term nature of these instruments.
Investment Securities - Investment securities are valued using the methodology discussed in Note 16 below.
Loans - Loans with variable interest rates are valued at the current carrying value, because these loans are regularly adjusted to market rates.  The fair value of fixed rate loans or variable loans at negotiated floors with remaining maturities in excess of one year is estimated by discounting the future cash flows using current market rates at which similar loans would be made to borrowers with similar credit ratings for the same remaining maturities.
Accrued Interest Receivable and Payable - The accrued interest receivable and payable balance approximates its fair value.
Deposits - The fair value of non-interest bearing deposits, interest bearing transaction accounts and savings accounts is the amount payable on demand at the reporting date.  The fair value of time deposits is estimated by discounting the future cash flows using current rates offered for deposits of similar remaining maturities.
Federal Funds Purchased - The balance represents its fair value due to the short-term nature of these borrowings.
Federal Home Loan Bank Borrowings - The fair value is estimated by discounting the future cash flows using current rates offered for similar borrowings.
Subordinated Debenture - The balance represent its fair value as it has a variable interest rate.
Interest rate swaps – Interest rate swaps are valued using the methodology discussed in Note 16 below.
Commitments - The fair value of commitments represents the carrying amount of the related unamortized loan fees and is not material.

Note 16:  Fair Value Measurements

Effective January 1, 2007, we adopted SFAS No. 157, concurrent with the early adoption of SFAS No. 159. SFAS No. 157 clarifies the definition of fair value, describes methods used to appropriately measure fair value in accordance with generally accepted accounting principles and expands fair value disclosure requirements. This statement applies whenever other accounting pronouncements require or permit fair value measurements.

The following table summarizes our financial instruments that were required to be measured at fair value on a recurring basis at December 31, 2008.

Page - 69

BANK OF MARIN BANCORP

(Dollars in thousands) Description of Financial Instruments	December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Securities available for sale	$79,952	$	---	$79,952	$	---

Derivative financial liabilities	$3,456	$	---	$3,456	$	---

When available, quoted market prices (Level 1) are used to determine the fair value of securities available for sale. If quoted market prices are not available, we obtain pricing information from a reputable third-party service provider, who may utilize valuation techniques that use current market-based or independently sourced parameters, such as bid prices, dealer-quoted prices, interest rates, benchmark yield curves, prepayment speeds, and credit spreads (Level 2).  Level 1 securities include those traded on active markets, including U.S. Treasury securities.  Level 2 securities include U.S. agencies’ securities, mortgage-backed securities and corporate collateralized mortgage obligations. Changes in fair market value are recorded in other comprehensive income. There are no assets or liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the year ended December 31, 2008.

The fair value of derivative financial instruments is based on the income approach using observable Level 2 market inputs, reflecting market expectations of future interest rates as of the measurement date.  Standard valuation techniques are used to calculate the present value of the future expected cash flows assuming an orderly transaction.  Valuation adjustments may be made to reflect both our own credit risk and the counterparties’ credit quality in determining the fair value of the derivatives. Level 2 inputs for the valuations are limited to observable market prices for London Interbank Offered Rate (“LIBOR”) cash rates (for the very short term), quoted prices for LIBOR futures contracts, observable market prices for LIBOR swap rates, and 1-month and 3-month LIBOR basis spreads at commonly quoted intervals.  Mid-market pricing of the inputs is used as a practical expedient in the fair value measurements.  Key inputs for interest rate valuations are used to project spot rates at resets specified by each swap, as well as to discount those future cash flows to present value at measurement date.  When the value of any collateral placed with counterparties is less than the interest rate derivative liability, the interest rate liability position is further discounted to reflect the potential credit risk to counterparties.  We have used the spread over LIBOR on the FHLB San Francisco fixed-rate credit advance with the duration corresponding to the swaps' to calculate this credit-risk related discount of future cash flows.

Certain financial assets may be measured at fair value on a nonrecurring basis. These assets are subject to fair value adjustments that result from the application of the lower of cost or fair value accounting or write-downs of individual assets. For example, when a loan is identified as impaired, it is reported at the lower of cost or fair value, measured based on the loan's observable market price (Level 1), the present value of expected future cash flows discounted at the loan’s original effective interest rate (Level 2), or the fair value of the underlying collateral securing the loan if the loan is collateral dependent (Level 3). Securities held to maturity may be written down to fair value (determined using the same techniques discussed above for securities available for sale) as a result of an other-than-temporary impairment, if any. The following table presents the carrying value of financial instruments by level within the fair value hierarchy as of December 31, 2008, for which a nonrecurring change in fair value has been recorded in 2008.

(Dollars in thousands) Description of Financial Instruments	December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)	Losses for the year ended December 31, 2008

Impaired loans	$6,692	$	---	$	---	$6,692	$2,652

SFAS No. 157 generally permits the measurement of selected eligible financial instruments at fair value on specified election dates. In conjunction with the our decision to sell the indirect auto portfolio on June 5, 2007, we elected the fair value measurement option for the indirect auto loan portfolio under the early adoption provisions of SFAS No. 159 effective January 1, 2007. The following table presents a computation of the net change to retained earnings at the initial adoption of SFAS No. 159 for our indirect auto loan portfolio.

Page - 70

BANK OF MARIN BANCORP

	January 1, 2007	Net Gain (Loss)		January 1, 2007
(Dollars in thousands)	Prior to Adoption	Upon Adoption		After Adoption
Assets
Auto loans, net	$83,327	$(2,499)	(a)	$80,828
Pre-tax cumulative effect of adoption of the fair value option		(2,499)
Increase in deferred tax asset		1,047
Cumulative effect of adoption of the fair value option (charge to retained earnings)		$(1,452)

(a)
The $2.5 million loss on loans that was recorded as part of the cummulative-effect adjustment to retained earnings  upon initial adoption of SFAS No. 159 is net of $1.0 million that was removed from the allowance for loan losses.

Note 17:  Regulatory Matters

We are subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a material effect on our consolidated financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, we must meet specific capital guidelines that involve quantitative measures of our assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices.  The capital amounts and our prompt corrective action classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.  Prompt corrective action provisions are not applicable to bank holding companies such as Bancorp.

Quantitative measures established by regulation to ensure capital adequacy requires us to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk weighted assets and of Tier 1 capital to quarterly average assets.

Our capital adequacy ratios are presented in the following tables.  Capital ratios are reviewed by Management on a regular basis to ensure that capital exceeds the prescribed regulatory minimums and is adequate to meet our anticipated future needs.  For all periods presented, our ratios exceed the regulatory definition of well capitalized under the regulatory framework for prompt corrective action (Bank level) and capital adequacy purposes (Bancorp level).

Page - 71

BANK OF MARIN BANCORP

Capital Ratios for the Bancorp:			Ratio for Capital
(Dollars in thousands)	Actual Ratio		Adequacy Purposes
As of December 31, 2008	Amount	Ratio	Amount	Ratio
Total Capital (to risk-weighted assets)	$140,620	14.08%	>$79,933	>8.0%
Tier 1 Capital (to risk-weighted assets)	$125,158	12.53%	>$39,967	>4.0%
Tier 1 Capital (to average assets)	$125,158	12.40%	>$40,390	>4.0%

As of December 31, 2007	Amount	Ratio	Amount	Ratio
Total Capital (to risk-weighted assets)	$101,066	12.06%	>$67,015	>8.0%
Tier 1 Capital (to risk-weighted assets)	$88,041	10.51%	>$33,508	>4.0%
Tier 1 Capital (to average assets)	$88,041	9.63%	>$36,588	>4.0%

					Ratio to be Well
					Capitalized Under
Capital Ratios for the Bank:			Ratio for Capital		Prompt Corrective
(Dollars in thousands)	Actual Ratio		Adequacy Purposes		Action Provisions
As of December 31, 2008	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk-weighted assets)	$139,329	13.95%	>$79,922	>8.0%	>$99,903	>10.0%
Tier 1 Capital (to risk-weighted assets)	$123,867	12.40%	>$39,961	>4.0%	>$59,942	>6.0%
Tier 1 Capital (to average assets)	$123,867	12.27%	>$40,389	>4.0%	>$50,487	>5.0%

As of December 31, 2007	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk-weighted assets)	$97,179	11.61%	>$66,983	>8.0%	>$83,729	>10.0%
Tier 1 Capital (to risk-weighted assets)	$84,155	10.05%	>$33,491	>4.0%	>$50,237	>6.0%
Tier 1 Capital (to average assets)	$84,155	9.20%	>$36,587	>4.0%	>$45,734	>5.0%

See Note 10 for discussion regarding our pending repurchase of preferred stock that would reduce the above ratios.

Note 18:  Financial Instruments with Off-Balance Sheet Risk

We make commitments to extend credit in the normal course of business to meet the financing needs of our customers.  These financial instruments include commitments to extend credit in the form of loans or through standby letters of credit.  Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements.

We are exposed to credit loss equal to the contract amount of the commitment in the event of nonperformance by the borrower. We use the same credit policies in making commitments as we do for on-balance-sheet instruments and we evaluate each customer's creditworthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary by us, is based on Management's credit evaluation of the borrower.  Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, and real property.

The contract amount of loan commitments and standby letters of credit not reflected on the consolidated statement of condition was $255.9 million at December 31, 2008 at rates ranging from 2.25% to 8.00%.  This amount included $133.7 million under commercial lines of credit (these commitments are contingent upon customers maintaining specific credit standards), $76.3 million under revolving home equity lines, $34.9 million under undisbursed construction loans, $4.0 million under standby letters of credit, and a remaining $7.0 million under personal and other lines of credit. We have set aside an allowance for losses in the amount of $512 thousand for these commitments, which is recorded in interest payable and other liabilities.  Approximately 47% of the commitments expire in 2009 with approximately 53% expiring between 2010 and 2023.

Page - 72

BANK OF MARIN BANCORP

Note 19:  Derivative Financial Instruments and Hedging Activities

We have entered into interest-rate swap agreements, primarily as an asset/liability management strategy, in order to mitigate the changes in the fair value of specified long-term fixed-rate loans and firm commitments to enter into long-term fixed-rate loans caused by changes in interest rates.  These hedges allow us to offer long-term fixed rate loans to customers without assuming the interest rate risk of a long-term asset by swapping our fixed-rate interest stream for a floating-rate interest stream, generally benchmarked to the one-month U.S. dollar LIBOR index, thus protecting us against changes in the net interest margin otherwise associated with fluctuating interest rates.

The fixed-rate payment features of the interest rate swap agreements are generally structured at inception to mirror all of the provisions of the hedged loan agreements. These interest rate swaps, designated and qualified as fair value hedges, are carried on the balance sheet at their fair value in other assets (when the fair value is positive) or in other liabilities (when the fair value is negative). One of our interest rate swap agreements qualifies for short-cut hedge accounting treatment in accordance with SFAS No. 133. The change in fair value of the swap using the short-cut accounting treatment is recorded in other non-interest income, while the change in fair value of swaps using non-short cut accounting is recorded in interest income.  The unrealized gain or loss in market value of the hedged fixed-rate loan is recorded as an adjustment to the hedged loan and offset in other non-interest income (for short-cut accounting treatment) or interest income (for non-short cut accounting treatment).

During the third quarter of 2007, a forward swap was designated to offset the change in fair value of a loan originated during the period. The fair value of the related yield maintenance agreement totaling $69 thousand at the date of designation, recorded in other assets, is being amortized to interest income using the effective yield method over the life of the loan.

Our credit exposure, if any, on interest rate swaps is limited to the net favorable value (net of any collateral pledged) and interest payments of all swaps by each counterparty. Conversely, when an interest rate swap is in a liability position exceeding a certain threshold, we are required to post collateral to the counterparty (generally when our derivative liability position is greater than $100 thousand or $1.25 million, depending upon the counterparty, at which time posting of collateral in an amount up to the liability position is required).  Collateral levels are monitored and adjusted on a regular basis for changes in interest rate swap values. The aggregate fair value of all derivative instruments with collateral requirements that are in a liability position on December 31, 2008 is $3.5 million, for which we have posted collateral in the form of securities available for sale totaling $3.9 million and cash of $610 thousand.

As of December 31, 2008, we had three interest rate swap agreements, which are scheduled to mature in September 2018, June 2020 and June 2022.  All of our derivatives are accounted for as fair value hedges under SFAS No. 133. As our interest rate swaps are settled monthly with counterparties, accrued interest on the swaps, if any, is minimal. Information on our derivatives follows:

(in thousands)	Liability derivatives designated as fair value hedges under SFAS No. 133
As of December 31,	2008	2007

Interest rate swap notional amount	$17,833	$15,335
Credit risk amount	---	---
Interest rate swap fair value (1)	3,456	647
Balance sheet location	Other liabilites	Other liabilites

	Year Ended December 31,
	2008	2007	2006
Unrealized loss on designated interest rate swaps recognized in interest income	$(2,809)	$(572)	$(198)
(Payment) receipt on interest rate swap recorded in interest income	(352)	37	36
Increase in value of hedged loans recognized in interest income	2,841	784	198
Decrease in value of yield maintenance agreement recognized against interest income	(21)	(233)	---
Net loss (gain) on derivatives recognized in interest income (2)	$(341)	$16	$36

(1)   See Note 16 for valuation methodology.
(2)   Ineffectiveness of $11 thousand, ($21) thousand and zero was recorded in interest income during the years ended December 31, 2008, 2007 and 2006, respectively. The full change in value of swaps was included in the assessment of hedge effectiveness.

Page - 73

BANK OF MARIN BANCORP

Note 20: Transactions with Visa Inc.

As a member bank of Visa Inc., we hold 16,939 shares of Visa Inc. Class B common stock at a zero cost basis.  In connection with Visa Inc.’s initial public offering (“IPO”) on March 19, 2008, we recognized a $457 thousand gain on the mandatory redemption of 10,677 shares of Class B common stock representing the difference between the cash proceeds received and the zero carrying basis of the stock redeemed. The remaining shares owned by the Bank cannot be converted into Class A (voting) shares until the later of March 25, 2011 or the final resolution of the covered litigation described below.

In November 2007, Visa Inc. settled antitrust litigation with American Express Travel Related Services (“AMEX”) for $2.1 billion.  As a member bank of Visa U.S.A., we were responsible for our proportionate share of certain litigation indemnification obligations to Visa Inc. including $142 thousand for the AMEX litigation and $100 thousand estimated for other antitrust litigation.  We recorded a liability of $242 thousand in the fourth quarter of 2007 representing our proportionate share. In March of 2008, we reversed our liability because, subsequent to Visa Inc.’s IPO on March 19, 2008, it established an escrow account for $3.0 billion from which it paid the initial amount owed under the AMEX settlement and planned to pay the required quarterly AMEX payments and additional identified antitrust settlements as they occurred.  The funding of the escrow was accomplished through a reduction in the conversion factor of Visa Inc. Class B shares held by the member banks that are available for conversion to Class A shares as allowed by the Retrospective Responsibility Plan outlined in the Form S-1 filed by Visa Inc. on November 9, 2007.

On October 27, 2008 Visa Inc. announced a settlement with the other major antitrust litigant, Discover Financial Services, Inc., for $1.9 billion, of which $1.7 billion is the responsibility of member banks.  As of the settlement date, the escrow account was under-funded by $1.1 billion. We recorded a liability of $75 thousand for our proportionate share of the shortfall. On December 19, 2008 Visa Inc. deposited another $1.1 billion directly into the litigation escrow account to cover the settlement through a further reduction in the conversion factor of Visa Inc. Class B shares. As a result, we reversed our liability of $75 thousand in December 2008.

Our proportionate share of the potential exposure related to the remaining open cases (the Attridge Litigation and the Interchange Litigation) is not expected to be material. We do not expect any future cash settlement payments to be required by us on this portion of the litigation.

Page - 74

BANK OF MARIN BANCORP

Note 21:  Condensed Bank of Marin Bancorp Parent Only Financial Statements

Presented below is financial information for Bank of Marin Bancorp, parent holding company only, subsequent to its formation on July 1, 2007.

CONDENSED UNCONSOLIDATED STATEMENT OF CONDITION at December 31, 2008 and December 31, 2007

(in thousands)	December 31, 2008	December 31, 2007

Assets
Cash and due from Bank of Marin	$1,443	$3,751
Investment in subsidiary	124,255	83,887
Other assets	80	179
Total assets	$125,778	$87,817

Liabilities and Stockholders' Equity
Accrued expenses payable	$185	$43
Intercompany payble to Bank of Marin	47	-
Total liabilities	232	43
Stockholders' equity	125,546	87,774
Total liabilities and stockholders' equity	$125,778	$87,817

CONDENSED UNCONSOLIDATED STATEMENT OF OPERATIONS for the year ended December 31, 2008 and the six months ended December 31, 2007

(in thousands)	December 31, 2008	December 31, 2007

Income
Dividends from Bank of Marin	$3,250	$7,000
Total income	3,250	7,000

Expense
Non-interest expense	651	371
Total expense	651	371

Income before income taxes and equity in undistributed net income of subsidiary	2,599	6,629
Income tax benefit	267	156
Income before equity in undistributed net income of subsidiary	2,866	6,785
Equity in undistributed net income of subsidiary	9,284	(338)

Net income	$12,150	$6,447

Preferred stock dividends and accretion	(113)	-

Net income available to common shareholders	$12,037	$6,447

Page - 75

BANK OF MARIN BANCORP

CONDENSED UNCONSOLIDATED STATEMENT OF CASH FLOWS for the year ended December 31, 2008 and the six months ended December 31, 2007

(in thousands)	December 31, 2008	December 31, 2007

Cash Flows from Operating Activities:
Net income	$12,150	$6,447
Adjustments to reconcile net income to net cash used in operating activities:
Equity in undistributed and distributed net income of subsidiary	(12,534)	(6,662)
Net change in operating assets and liabilities
Other assets	99	(179)
Other liabilities	88	43
Intercompany payable	47	---
Net cash used in operating activities	(150)	(351)

Cash Flows from Investing Activities:
Capital contribution to subsidiary	(29,384)	(61)
Net cash used in investing activities	(29,384)	(61)

Cash Flows from Financing Activities:
Proceeds from issuance of preferred stock	27,039	---
Proceeds from issuance of warrants	961	---
Stock options exercised	1,384	61
Dividends paid on common stock	(2,882)	(1,345)
Dividends received from subsidiary	3,250	7,000
Stock repurchased	(2,526)	(1,553)
Net cash provided by financing activities	27,226	4,163

Net (decrease) increase in cash and cash equivalents	(2,308)	3,751

Cash and cash equivalents at beginning of period	3,751	---

Cash and cash equivalents at end of period	$1,443	$3,751

Non-Cash Transactions: The fiscal year ended December 31, 2008 reflects non-cash financing items of $97 thousand dividend payable to preferred stockholder and $16 thousand accretion of preferred stock. Non-cash financing items also included $247 thousand and $134 thousand of common stock issued in payment of director fees for the fiscal year ended December 31, 2008 and six months ended December 31, 2007, respectively. Upon formation of the holding company on July 1, 2007, Bank of Marin Bancorp exchanged one share of common stock for each share of common stock of the Bank of Marin. The investment in subsidiary account was created to reflect the total capital of the Bank of $84.2 million at that date, comprised of $53.0 million of common stock, $31.9 million of retained earnings, and $762 thousand of other comprehensive loss.

End of 2008 Audited Consolidated Financial Statements

Page - 76

BANK OF MARIN BANCORP

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

(A)	Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer, Chief Financial Officer, and several other members of our senior management have evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2008.

Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded, as of December 31, 2008, that the disclosure controls and procedures were effective in recording, processing, summarizing and reporting the information we are required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the Securities and Exchange Commission's rules and forms.

(B)	Management's Annual Report on Internal Control over Financial Reporting

Our Management’s report on Internal Control over Financial Reporting is set forth in Item 8 and is incorporated herein by reference.

Our independent auditors have issued an audit report on our internal control over financial reporting.  See (D) below.

(C)	Changes in Internal Controls

During the quarter ended December 31, 2008, we did not make any significant changes in, nor take any corrective actions regarding, our internal controls or other factors that have materially affected, or are reasonably likely to materially affect these controls.

(D)	Attestation Report of the Registered Public Accounting Firm

The Attestation Report of the Registered Public Accounting firm required to be furnished pursuant to this item is set forth in Item 8 and is incorporated herein by reference.

ITEM 9B.	OTHER INFORMATION

None.

Page - 77

BANK OF MARIN BANCORP

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference from our Proxy Statement for the 2009 Annual Meeting of Shareholders.  Bancorp and the Bank have adopted a Code of Ethics that applies to all staff including the Chief Executive Officer, Chief Financial Officer and Controller. A copy of the Code of Ethics will be provided to any person, without charge, upon written request to Corporate Secretary, Bank of Marin Bancorp, 504 Redwood Boulevard, Suite 100, Novato, CA 94947.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference from our Proxy Statement for the 2009 Annual Meeting of Shareholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference from Item 5 above, Note 9 to our audited financial statements and our Proxy Statement for the 2009 Annual Meeting of Shareholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference from our Proxy Statement for the 2009 Annual Meeting of Shareholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference from our Proxy Statement for the 2009 Annual Meeting of Shareholders.

Page - 78

BANK OF MARIN BANCORP

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(A)	Documents Filed as Part of this Report

1.	Financial Statements

The financial statements and supplementary data listed below are filed as part of this report under Item 8, captioned Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm for the years ended December 31, 2008, 2007 and 2006

Management’s Report on Internal Control over Financial Reporting

Consolidated Statement of Condition as of December 31, 2008 and 2007

Consolidated Statement of Operations for the Years Ended December 31, 2008, 2007 and 2006

Consolidated Statement of Changes in Stockholders' Equity for the Years Ended December 31, 2008, 2007 and 2006

Consolidated Statement of Cash Flows for the Years Ended December 31, 2008, 2007 and 2006

Notes to Consolidated Financial Statements

2.	Financial Statement Schedules

All financial statement schedules have been omitted, as they are inapplicable or the required information is included in the financial statements or notes thereto.

(B)	Exhibits Filed

Number	Description of Exhibit

3.01	Articles of Incorporation, as amended, is incorporated by reference to Exhibit 3.01 to Bancorp’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007.
3.02	Bylaws, as amended, incorporated by reference to Exhibit 3.02 to Bancorp’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007.
3.03
Certificate of Determination filed with the California Secretary of State for the purpose of amending registrant’s Articles of Incorporation with respect to preferred stock is incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on December 9, 2008.

4.01	Rights Agreement dated as of July 2, 2007 is incorporated by reference to Exhibit 4.1 to Registration Statement on Form 8-A12B filed with the Securities and Exchange Commission on July 2, 2007.
4.02	Form of Certificate of Preferred Stock is incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on December 9, 2008.
4.03	Form of Warrant for Purchase of Shares of Common Stock is incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed with the Securities and Exchange Commission on December 9, 2008.
10.01	2007 Employee Stock Purchase Plan is incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8 filed with the Securities and Exchange Commission on July 24, 2007.
10.02	1989 Stock Option Plan is incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8 filed with the Securities and Exchange Commission on July 24, 2007.
10.03	1999 Stock Option Plan is incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8 filed with the Securities and Exchange Commission on July 24, 2007.
10.04	2007 Equity Plan is incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8 filed with the Securities and Exchange Commission on July 24, 2007.
10.05	Form of Change in Control Agreement is incorporated by reference to Exhibit 10.01 to Current Report on Form 8-K filed with the Securities and Exchange Commission on October 31, 2007.

Page - 79

BANK OF MARIN BANCORP

10.06
Form of Indemnification Agreement for Directors and Executive Officers dated August 9, 2007 is incorporated by reference to Exhibit 10.06 to Bancorp’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007.

10.07
Retirement Agreement and Release between the Bank and W. Robert Griswold, Jr. dated March 11, 2006 is incorporated by reference to Exhibit 10.07 to Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2008.

10.08
Consulting Agreement between the Bank and W. Robert Griswold, Jr. dated March 11, 2006 is incorporated by reference to Exhibit 10.08 to Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2008.

10.09
Form of Letter Agreement dated December 5, 2008 between registrant and the United States Department of Treasury, with respect to issuance of preferred stock and warrants is incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on December 9, 2008.

10.10	Form of Employment Agreement dated January 23, 2009 is incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on January 26, 2009.
12.01	Schedule of Earnings to Fixed Charges and Schedule of Earnings to Fixed Charges and Preferred Dividends.
14.01	Code of Ethics is incorporated by reference to Exhibit 14.01 to Current Report on Form 8-K filed with the Securities and Exchange Commission on June 26, 2008.
23.01	Consent of Moss Adams LLP.
31.01	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Page - 80

BANK OF MARIN BANCORP

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, Bancorp has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bank of Marin Bancorp

Dated: March 10, 2009	/s/ Russell A. Colombo
Russell A. Colombo
President &
Chief Executive Officer

Dated: March 10, 2009	/s/ Christina J. Cook
Christina J. Cook
Executive Vice President &
Chief Financial Officer

Dated: March 10, 2009	/s/ Larry R. Olafson
Larry R. Olafson
Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Members of Bank of Marin Bancorp's
Board of Directors

Dated: March 10, 2009	/s/ Joel Sklar
Joel Sklar, M.D.
Chairman of the Board

Dated: March 10, 2009	/s/ Russell A. Colombo
Russell A. Colombo
President &
Chief Executive Officer

Dated: March 10, 2009	/s/ Judith O’Connell Allen
Judith O’Connell Allen

Dated: March 10, 2008	/s/ James E. Deitz
James E. Deitz

Dated: March 10, 2009	/s/ Thomas J. Foster
Thomas J. Foster

Page - 81

BANK OF MARIN BANCORP

Dated: March 10, 2009	/s/ H. Robert Heller
H. Robert Heller

Dated: March 10, 2009	/s/ Norma J. Howard
Norma J. Howard

Dated: March 10, 2009	/s/ J. Patrick Hunt
J. Patrick Hunt

Dated: March 10, 2009	/s/ Stuart D. Lum
Stuart D. Lum

Dated: March 10, 2009	/s/ Joseph D. Martino
Joseph D. Martino

Dated: March 10, 2009	/s/ William McDevitt, Jr.
William McDevitt, Jr.

Dated: March 10, 2009	/s/ Brian M. Sobel
Brian M. Sobel

Dated: March 10, 2009	/s/ J. Dietrich Stroeh
J. Dietrich Stroeh

Dated: March 10, 2009	/s/ Jan I. Yanehiro
Jan I. Yanehiro

Page - 82

BANK OF MARIN BANCORP

EXHIBIT INDEX

Exhibit Number	Description	Location

12.01	Schedule of Earnings to Fixed Charges	Filed herewith

23.01	Consent of Moss Adams LLP.	Filed herewith.

31.01	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.02	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.01	Certification pursuant to 18 U.S.C. §1350 as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

Page - 83