Form 10-Q
period 2009-03-31
Bank of Marin Bancorp
filed 2009-05-06
CIK 1403475

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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
Yes  ☒           No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes  ☐           No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer.
Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark if the registrant is a shell company, in Rule 12b(2) of the Exchange Act.
Yes  ☐           No  ☒

As of April 30, 2009 there were 5,171,005 shares of common stock outstanding.

Page - 2

PART I FINANCIAL INFORMATION

Item 1.  Financial Statements

Page - 3

BANK OF MARIN BANCORP
CONSOLIDATED STATEMENT OF CONDITION
at March 31, 2009 and December 31, 2008

(in thousands, except share data; March 31, 2009 unaudited)	March 31, 2009	December 31, 2008

Assets
Cash and due from banks	$19,587	$24,926

Investment securities
Held to maturity, at amortized cost	26,978	23,558
Available for sale (at fair market value, amortized cost $75,127 and $79,284 at March 31, 2009 and December 31, 2008, respectively)	76,369	79,952
Total investment securities	103,347	103,510

Loans, net of allowance for loan losses of $10,289 and $9,950at March 31, 2009 and December 31, 2008, respectively	911,270	880,594
Bank premises and equipment, net	8,032	8,292
Interest receivable and other assets	32,592	32,235

Total assets	$1,074,828	$1,049,557

Liabilities and Stockholders' Equity

Liabilities
Deposits
Non-interest bearing	$218,455	$201,363
Interest bearing
Transaction accounts	89,873	82,223
Savings and money market	405,370	440,496
CDARS® reciprocal time	50,589	42,892
Other time	95,162	85,316
Total deposits	859,449	852,290

Federal funds purchased and Federal Home Loan Bank borrowings	99,100	56,800
Subordinated debenture	5,000	5,000
Interest payable and other liabilities	10,992	9,921

Total liabilities	974,541	924,011

Stockholders' Equity
Preferred stock, no par value, $1,000 per share liquidation preference Authorized - 5,000,000 shares; Issued and outstanding - none and 28,000 shares at March 31, 2009 and December 31, 2008, respectively	---	27,055
Common stock, no par value
Authorized - 15,000,000 shares
Issued and outstanding - 5,154,430 and 5,146,798 at March 31, 2009 and December 31, 2008, respectively	52,221	51,965
Retained earnings	47,346	46,138
Accumulated other comprehensive income, net	720	388

Total stockholders' equity	100,287	125,546

Total liabilities and stockholders' equity	$1,074,828	$1,049,557

The accompanying notes are an integral part of these consolidated financial statements.

Page - 4

BANK OF MARIN BANCORP
CONSOLIDATED STATEMENT OF OPERATIONS
for the three months ended March 31, 2009, December 31, 2008 and March 31, 2008

(in thousands, except per share amounts; unaudited)	March 31, 2009	December 31, 2008	March 31, 2008

Interest income
Interest and fees on loans	$13,462	$13,930	$13,312
Interest on investment securities
Securities of U.S. Government agencies	868	914	867
Obligations of state and political subdivisions (tax exempt)	246	204	161
Corporate debt securities and other	1	15	89
Interest on Federal funds sold	---	---	112
Total interest income	14,577	15,063	14,541

Interest expense
Interest on interest bearing transaction accounts	24	67	88
Interest on savings and money market deposits	790	1,303	2,191
Interest on CDARS® reciprocal time deposits	181	145	---
Interest on other time deposits	413	504	751
Interest on borrowed funds	361	195	221
Total interest expense	1,769	2,214	3,251

Net interest income	12,808	12,849	11,290
Provision for loan losses	1,185	2,200	615
Net interest income after provision for loan losses	11,623	10,649	10,675

Non-interest income
Service charges on deposit accounts	435	401	406
Wealth Management Services	316	316	336
Net gain on redemption of shares in Visa Inc.	---	---	457
Other income	486	464	503
Total non-interest income	1,237	1,181	1,702

Non-interest expense
Salaries and related benefits	4,346	3,725	4,158
Occupancy and equipment	777	839	768
Depreciation and amortization	350	344	318
Data processing	381	470	445
Professional services	423	439	406
Other expense	1,280	1,277	906
Total non-interest expense	7,557	7,094	7,001
Income before provision for income taxes	5,303	4,736	5,376

Provision for income taxes	2,074	1,943	2,100
Net income	$3,229	$2,793	$3,276

Preferred stock dividends and accretion	$(1,299)	$(113)	---
Net income available to common stockholders	$1,930	$2,680	$3,276

Net income per common share:
Basic	$0.38	$0.52	$0.64
Diluted	$0.37	$0.52	$0.63

Weighted average shares used to compute net income per common share:
Basic	5,146	5,137	5,136
Diluted	5,184	5,200	5,238

Dividends declared per common share	$0.14	$0.14	$0.14

The accompanying notes are an integral part of these consolidated financial statements.

Page - 5

BANK OF MARIN BANCORP
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
for the year ended December 31, 2008 and the three months ended March 31, 2009

					Accumulated Other Comprehensive
	Preferred	Common Stock		Retained	Income (Loss),
(dollars in thousands; activities in 2009 unaudited )	Stock	Shares	Amount	Earnings	Net of Taxes	Total
Balance at December 31, 2007	---	5,122,971	$51,059	$36,983	$(268)	$87,774
Comprehensive income:
Net income	---	---	---	12,150	---	12,150
Other comprehensive income
Net change in unrealized gain (loss) on available for sale securities (net of tax effect of $475)	---	---	---	---	656	656
Comprehensive income	---	---	---	12,150	656	12,806
Issuance of preferred stock	27,039	---	---	---	---	27,039
Issuance of common stock warrant	---	---	961	---	---	961
Stock options exercised	---	95,298	1,384	---	---	1,384
Excess tax benefit - stock-based compensation	---	---	380	---	---	380
Common stock repurchased, including commission costs	---	(88,316)	(2,526)	---	---	(2,526)
Stock issued under employee stock purchase plan	---	1,253	32	---	---	32
Stock-based compensation - stock options	---	---	404	---	---	404
Restricted stock granted	---	6,700	---	---	---	---
Stock-based compensation - restricted stock	---	---	24	---	---	24
Cash dividends paid on common stock	---	---	---	(2,882)	---	(2,882)
Dividends on preferred stock	---	---	---	(97)	---	(97)
Accretion of preferred stock	16	---	---	(16)	---	---
Stock issued in payment of director fees	---	8,892	247	---	---	247
Balance at December 31, 2008	27,055	5,146,798	51,965	46,138	388	125,546
Net income	---	---	---	3,229	---	3,229
Other comprehensive income
Net change in unrealized gain on available for sale securities (net of tax effect of $241)	---	---	---	---	332	332
Comprehensive income	---	---	---	3,229	332	3,561
Accretion of preferred stock	945	---	---	(945)	---	---
Repurchase of preferred stock	(28,000)	---	---	---	---	(28,000)
Stock options exercised	---	2,149	26	---	---	26
Excess tax benefit - stock-based compensation	---	---	5	---	---	5
Stock issued under employee stock purchase plan	---	279	6	---	---	6
Stock-based compensation - stock options	---	---	86	---	---	86
Stock-based compensation - restricted stock	---	---	10	---	---	10
Cash dividends paid on common stock	---	---	---	(722)	---	(722)
Dividends on preferred stock	---	---	---	(354)	---	(354)
Stock issued in payment of director fees	---	5,204	123	---	---	123
Balance at March 31, 2009	---	5,154,430	$52,221	$47,346	$720	$100,287

The accompanying notes are an integral part of these consolidated financial statements.

Page - 6

BANK OF MARIN BANCORP
CONSOLIDATED STATEMENT OF CASH FLOWS
for three months ended March 31, 2009 and 2008

(in thousands, unaudited)	March 31, 2009	March 31, 2008

Cash Flows from Operating Activities:
Net income	$3,229	$3,276
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,185	615
Compensation payable in common stock for director fees	65	70
Stock-based compensation expense	96	120
Excess tax benefits from exercised stock options	(2)	(78)
Amortization and accretion of investment security premiums, net	132	80
Depreciation and amortization	350	318
Net gain on redemption of shares in Visa, Inc.	---	(457)
Net change in operating assets and liabilities:
Interest receivable	50	328
Interest payable	1	(13)
Deferred rent and other rent-related expenses	35	47
Other assets	(648)	3,785
Other liabilities	1,616	2,273
Total adjustments	2,880	7,088
Net cash provided by operating activities	6,109	10,364

Cash Flows from Investing Activities:
Purchase of securities held-to-maturity	(3,644)	(7,137)
Purchase of securities available-for-sale	(10,889)	(37,425)
Proceeds from paydowns/maturity of:
Securities held-to-maturity	200	---
Securities available-for-sale	14,937	31,071
Proceeds from sale of securities	---	20,457
Loans originated and principal collected, net	(32,282)	(44,643)
Additions to premises and equipment	(90)	(384)
Net cash used in investing activities	(31,768)	(38,061)

Cash Flows from Financing Activities:
Net increase (decrease) in deposits	7,159	(74,480)
Proceeds from stock options exercised	26	525
Net increase in Federal Funds purchased and Federal Home Loan Bank borrowings	42,300	55,300
Preferred stock repurchased	(28,000)	---
Common stock repurchased	---	(950)
Cash dividends paid on common stock	(722)	(720)
Cash dividends paid on preferred stock	(451)	---
Stock issued under employee stock purchase plan	6	7
Excess tax benefits from exercised stock options	2	78
Net cash provided by (used in) financing activities	20,320	(20,240)

Net decrease in cash and cash equivalents	(5,339)	(47,937)
Cash and cash equivalents at beginning of period	24,926	76,265

Cash and cash equivalents at end of period	$19,587	$28,328

Non-Cash Transactions: The three months ended March 31, 2009 reflects non-cash financing items of $123 thousand for stock issued to pay director fees and $945 thousand for accretion of preferred stock. The three months ended March 31, 2008 reflects a non-cash financing item of $117 thousand for stock issued to pay director fees.

The accompanying notes are an integral part of these consolidated financial statements.

Page - 7

BANK OF MARIN BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Introductory Explanation

References in this report to “Bancorp” mean the Bank of Marin Bancorp as the parent holding company for Bank of Marin, the wholly-owned subsidiary (the “Bank”). References to “we,” “our,” “us” mean the holding company and the Bank that are consolidated for financial reporting purposes.

Note 1:  Basis of Presentation

The consolidated financial statements include the accounts of Bancorp and its only wholly-owned bank subsidiary, the Bank. All material intercompany transactions have been eliminated. In the opinion of Management, the unaudited interim consolidated financial statements contain all adjustments necessary to present fairly our financial position, results of operations, changes in stockholders' equity and cash flows. All adjustments are of a normal, recurring nature.

Certain information and footnote disclosures presented in the annual financial statements are not included in the interim consolidated financial statements.  Accordingly, the accompanying unaudited interim consolidated financial statements should be read in conjunction with our 2008 Annual Report on Form 10-K.  The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the operating results for the full year.

The following table shows: 1) weighted average basic shares, 2) potential common shares related to stock options, nonvested restricted stock and stock warrant, and 3) weighted average diluted shares. Net income available to common stockholders is calculated as net income reduced by dividends accumulated on preferred stock and amortization of discounts on the preferred stock. Basic earnings per share are calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding during each period.  Diluted earnings per share are based upon the weighted average number of common shares and potential common shares outstanding during each period. Our calculation of weighted average shares includes two classes of our outstanding common stock: common stock and unvested restricted stock awards. They both have in effect the same dividend rights and share equitably in undistributed earnings.

		Three months ended
	(in thousands, except per share data; unaudited)	March 31, 2009	December 31, 2008	March 31, 2008
	Weighted average basic shares outstanding	5,146	5,137	5,136
Add:	Potential common shares related to stock options	38	62	102
	Potential common shares related to non-vested restricted stock	---	1	---
	Weighted average diluted shares outstanding	5,184	5,200	5,238

	Net income	$3,229	$2,793	$3,276
	Preferred stock dividends and accretion	(1,299)	(113)	---
	Net income available to common stockholders	$1,930	$2,680	$3,276

	Earnings per share (basic)	$0.38	$0.52	$0.64
	Earnings per share (diluted)	$0.37	$0.52	$0.63

At March 31, 2009, December 31, 2008 and March 31, 2008, options to purchase 283 thousand, 241 thousand and 211 thousand shares, respectively, were outstanding but not included in the calculation of diluted earnings per common share because the exercise price was higher than the market price, and therefore they were antidilutive. Non-vested restricted stock of 7 thousand shares at March 31, 2009, and a stock warrant to purchase 154 thousand shares of common stock at March 31, 2009 and December 31, 2008 were also antidilutive and therefore not included in the calculation of diluted earnings per common share.

Page - 8

BANK OF MARIN BANCORP

Note 2: Recently Issued Accounting Standards

On April 9, 2009, the Financial Accounting Standard Board (“FASB”) issued three FASB Staff Positions (“FSP”) intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities:

1. FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require an entity to provide quantitative and qualitative disclosures about fair value of any financial instruments for interim reporting periods as well as in annual financial statements. Prior to issuing this FSP, fair values for these assets and liabilities were only disclosed annually. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. We will adopt FSP 107-1 and APB 28-1 for the quarter ended June 30, 2009.

2. FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, is intended to bring greater consistency to the timing of impairment recognition, and provide greater clarity to investors about the credit and non-credit components of impaired debt securities that are not expected to be sold. Further, it replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis. The FSP also requires increased and more timely disclosures sought by investors regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. When adopting FSP FAS 115-2 and FAS 124-2, an entity is required to record a cumulative-effect adjustment as of the beginning of the period of adoption to reclassify the non-credit component of a previously recognized other-than-temporary impairment from retained earnings to accumulated other comprehensive income if the entity does not intend to sell the security and it is more likely than not that the entity will not be required to sell the security before recovery. FSP FAS 115-2 and FAS 124-2 FSP will be effective for us for the quarter ended June 30, 2009. We do not expect that the adoption of this FSP will have a significant impact on our financial condition or results of operations.

3. FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, reaffirms the objective of fair value measurement stated in FASB Statement No. 157, Fair Value Measurements (“SFAS No. 157)—to reflect how much an asset would be sold for in an orderly transaction (as opposed to a distressed or forced transaction) at the date of the financial statements under current market conditions. Specifically, it reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. It also requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence. FSP FAS 157-4 will be effective for interim and annual periods ending June 30, 2009. We do not expect that the adoption of this FSP will have a significant impact on our financial condition or results of operations.

On October 10, 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active. The FSP clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP FAS 157-3 is effective upon issuance, including prior periods for which financial statements have not been issued. Revisions resulting from a change in the valuation technique or its application should be accounted for as a change in accounting estimate following the guidance in SFAS No. 154, Accounting Changes and Error Corrections. However, the disclosure provisions in SFAS No. 154 for a change in accounting estimate are not required for revisions resulting from a change in valuation technique or its application. Adoption of FSP FAS 157-3 did not have a significant impact on our financial condition or results of operations.

On June 16, 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities, which states that when calculating basic earnings per share pursuant to the two-class method, all awards that contain rights to nonforfeitable dividends should be considered participating securities. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. Dividends or dividend equivalents actually paid on share-based payment awards not expected to vest should be excluded from the earnings allocation to avoid counting the dividends as both compensation cost and distributed earnings. Undistributed earnings should be allocated to all outstanding share-based payment awards, including those that are not expected to vest. We have adopted FSP EITF 03-6-1 and have applied its provisions to our nonvested restricted common shares.  See Note 1 for further discussion.

Page - 9

BANK OF MARIN BANCORP

On March 19, 2008, the FASB issued SFAS. No. 161, Disclosures about Derivative Instruments and Hedging Activities-an Amendment of FASB Statement 133, which enhances required disclosures regarding derivatives and hedging activities, including improved disclosures regarding how: (a) an entity uses derivative instruments, (b) derivative instruments and related hedged items are accounted for under SFAS No. 133, and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  We have adopted SFAS No. 161 effective the quarter ended March 31, 2009 as reflected in Note 9.

Note 3:  Fair Value of Financial Instruments

We group our assets and liabilities at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:

Level 1: Valuations are based on quoted prices in active markets for identical assets or liabilities. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these products does not entail a significant degree of judgment.

Level 2: Valuations are based on quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-based valuations for which all significant assumptions are observable or can be corroborated by observable market data.

Level 3: Valuations are based on unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Values are determined using pricing models and discounted cash flow models and include management judgment and estimation which may be significant.

The following table summarizes our financial instruments that were required to be measured at fair value on a recurring basis at March 31, 2009.

	March 31, 2009
(in thousands; unaudited) Description of Financial Instruments	Carrying value	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Securities available for sale	$76,369	$	---	$76,369	$	---

Derivative financial liabilities	$3,075	$	---	$3,075	$	---

When available, quoted market prices (Level 1) are used to determine the fair value of securities available for sale. If quoted market prices are not available, we obtain pricing information from a reputable third-party service provider, who may utilize valuation techniques that use current market-based or independently sourced parameters, such as bid prices, dealer-quoted prices, interest rates, benchmark yield curves, prepayment speeds, and credit spreads (Level 2).  Level 1 securities include those traded on active markets, including U.S. Treasury securities.  Level 2 securities include U.S. agencies’ securities, mortgage-backed securities and corporate collateralized mortgage obligations. Changes in fair market value, net of tax effects, are recorded in other comprehensive income. There are no assets or liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the year ended March 31, 2009.

The fair value of derivative financial instruments is based on the income approach using observable Level 2 market inputs, reflecting market expectations of future interest rates as of the measurement date.  Standard valuation techniques are used to calculate the present value of the future expected cash flows assuming an orderly transaction.  Valuation adjustments may be made to reflect both our own credit risk and the counterparties’ credit quality in determining the fair value of the derivatives. Level 2 inputs for the valuations are limited to observable market prices for London Interbank Offered Rate (“LIBOR”) cash rates (for the very short term), quoted prices for LIBOR futures contracts, observable market prices for LIBOR swap rates, and 1-month and 3-month LIBOR basis spreads at commonly quoted intervals.  Mid-market pricing of the inputs is used as a practical expedient in the fair value measurements.  Key inputs for interest rate valuations are used to project spot rates at resets specified by each swap, as well as to discount those future cash flows to present value at measurement date.  When the value of any collateral placed with counterparties is less than the interest rate derivative liability, the interest rate liability position is further discounted to reflect the potential credit risk to counterparties.  We have used the spread over LIBOR on the Federal Home Loan Bank San Francisco (“FHLB”) fixed-rate credit advance with the duration corresponding to the duration of the swaps to calculate this credit-risk related discount of future cash flows.

Page - 10

BANK OF MARIN BANCORP

Certain financial assets may be measured at fair value on a nonrecurring basis. These assets are subject to fair value adjustments that result from the application of the lower of cost or fair value accounting or write-downs of individual assets. For example, when a loan is identified as impaired, it is reported at the lower of cost or fair value, measured based on the loan's observable market price (Level 1), the present value of expected future cash flows discounted at the loan’s original effective interest rate (Level 2), or the fair value of the underlying collateral securing the loan if the loan is collateral dependent (Level 3). Securities held to maturity may be written down to fair value (determined using the same techniques discussed above for securities available for sale) as a result of an other-than-temporary impairment, if any. The following table presents the carrying value of financial instruments by level within the fair value hierarchy as of March 31, 2009, for which a nonrecurring change in fair value has been recorded.

	March 31, 2009
(in thousands; unaudited) Description of Financial Instruments	Carrying value (1)	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)	Losses for the three months ended March 31, 2009 (2)

Loans carried at fair value	$6,864	$	---	$	---	$6,864	$952

(1) Represents collateral-dependent loan principal balances net of specific valuation allowance of $118 thousand to reflect the loans at the appraised value of the underlying collateral. The carrying value of loans fully charged-off, which includes unsecured lines of credit, overdrafts and all other loans, is zero.

(2) Represents charge-offs during the period presented and the remaining specific valuation allowance established on these loans during the period.

Page - 11

BANK OF MARIN BANCORP

Note 4:  Investment Securities

Our investment securities portfolio at March 31, 2009 consists primarily of U.S. government agency securities, including mortgage-backed securities (“MBS”) and collateralized mortgage obligations (“CMOs”) issued or guaranteed by FNMA, FHLMC, or GNMA. Our portfolio also includes obligations of state and political subdivisions, debentures issued by government-sponsored agencies including FHLB, Federal Farm Credit Bank and FNMA, as well as corporate CMOs, as reflected in the table below.

	March 31, 2009		December 31, 2008
(in thousands; March 31, 2009 unaudited)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Held to maturity
Obligations of state and political subdivisions	$26,978	$26,910	$23,558	$23,135

Available for sale
Securities of U. S. government agencies:
MBS pass-through securities issued by FNMA and FHLMC	7,847	8,056	8,135	8,249
CMOs issued by FNMA	19,904	20,175	15,289	15,468
CMOs issued by FHLMC	23,209	23,537	24,308	24,452
CMOs issued by GNMA	12,961	13,361	13,160	13,341
Debentures of government sponsored agencies	8,000	8,098	17,000	17,072
Corporate CMOs	3,206	3,142	1,392	1,370
Total available for sale	75,127	76,369	79,284	79,952

Total investment securities	$102,105	$103,279	$102,842	$103,087

Management periodically evaluates each investment security in an unrealized loss position to determine if the impairment is temporary or other-than-temporary.  We do not have the intent to sell a temporarily impaired security, and it is more likely than not that we will not have to sell the security before recovery of its cost basis. Additionally, we have evaluated the credit ratings of our investment securities. Based on our evaluation, Management has determined that no investment security is other-than-temporarily impaired.  Investment securities carried at $29.2 million and $28.4 million were pledged at March 31, 2009 and December 31, 2008, respectively.

Note 5:  Allowance for Loan Losses and Non Accrual Loans

The allowance for loan losses is maintained at levels considered adequate by Management to provide for probable loan losses inherent in the portfolio. The allowance is based on Management's assessment of various factors affecting the loan portfolio, including problem loans, economic conditions and loan loss experience, and an overall evaluation of the quality of the underlying collateral.

Activity in the allowance for loan losses follows:

	Three months ended
(in thousands; unaudited)	March 31, 2009	December 31, 2008	March 31, 2008
Beginning balance	$9,950	$9,271	$7,575
Provision for loan loss charged to expense	1,185	2,200	615
Loans charged off	(875)	(1,553)	(2)
Loan loss recoveries	29	32	11
Ending balance	$10,289	$9,950	$8,199

Total loans held in portfolio at end of period, before deducting allowance for loan losses	$921,559	$890,544	$769,530

Ratio of allowance for loan losses to loans held in portfolio	1.12%	1.12%	1.07%
Non-accrual loans at period end	$7,419	$6,692	$244

The gross interest income that would have been recorded had non-accrual loans been current totaled $147 thousand in the quarter ended March 31, 2009, $109 thousand in the quarter ended December 31, 2008, and $4 thousand in the quarter ended March 31, 2008. We recognized no interest income on the non-accrual loans, as no cash payments were received during the quarters ended March 31, 2009, December 31, 2008 and March 31, 2008.

Impaired loan balances totaled $7.6 million, $6.8 million and $244 thousand at March 31, 2009, December 31, 2008 and March 31, 2008, respectively, with a specific valuation allowance of $118 thousand, $44 thousand and zero, respectively. The amount of the recorded investment in impaired loans for which there is no related specific valuation allowance totaled $4.7 million, $6.7 million and $244 thousand at March 31, 2009, December 31, 2008 and March 31, 2008, respectively. We charged off substantially all of our estimated losses related to specific loans during each time period presented. These impaired loans were primarily comprised of collateral dependent construction, personal, and commercial loans. At March 31, 2009, there were no commitments to extend credit on impaired loans.

Page - 12

BANK OF MARIN BANCORP

The principal balance on loans whose contractual terms have been restructured in a manner which grants a concession to a borrower experiencing financial difficulties was $199 thousand at March 31, 2009, $119 thousand at December 31, 2008 and zero at March 31, 2008.

Note 6: Borrowings

Purchased Funds – We have unsecured lines of credit totaling $75.0 million with correspondent banks for overnight borrowings.  In general, interest rates on these lines approximate the Federal funds target rate. At March 31, 2009 and December 31, 2008, we had overnight borrowings totaling $12.3 million and zero under these credit facilities, respectively.

Federal Home Loan Bank Advance – As of March 31, 2009 and December 31, 2008, we had lines of credit with the FHLB totaling $228.3 million and $195.8 million, respectively.  At March 31, 2009 and December 31, 2008, FHLB overnight borrowings totaled $31.8 million and $21.8 million, respectively.  The interest rate for overnight borrowings, determined daily, was 0.21% and 0.05% at March 31, 2009 and December 31, 2008, respectively.

On February 5, 2008, we entered into a ten-year borrowing agreement under the same FHLB line of credit for $15.0 million at a fixed rate of 2.07%. Interest-only payments are required every three months until maturity. Although the entire principal is due on February 5, 2018, the FHLB has the unconditional right to accelerate the due date on May 5, 2009 and every three months thereafter (the “put dates”). If the FHLB exercises its right to accelerate the due date, the FHLB will offer replacement funding at the current market rate, subject to certain conditions. We must comply with the put date, but are not required to accept replacement funding.

On December 16, 2008, we entered into a five-year borrowing agreement under the FHLB line of credit for $20.0 million at a fixed rate of 2.54%. Interest-only payments are required every month until maturity.

On January 23, 2009, we entered into a three-year borrowing agreement under the FHLB line of credit for $20.0 million at a fixed rate of 2.29%.  Interest-only payments are required every month until maturity.

At March 31, 2009, $141.6 million was remaining as available for borrowing from the FHLB under a formula based on eligible collateral, mainly a portfolio of loans. The FHLB overnight borrowing and the FHLB line of credit are secured by essentially all of our financial assets, including loans, investment securities, cash and cash equivalents under a blanket lien.

Federal Reserve Line of Credit – We also have a line of credit with the Federal Reserve Bank of San Francisco (“FRB”), collateralized by an agency security. On March 30, 2009, we also pledged a certain residential loan portfolio that increased our borrowing capacity with the FRB by $38.0 million. At March 31, 2009 and December 31, 2008, we have borrowing capacity under this line totaling $40.4 and $2.9 million, respectively, and had no outstanding borrowings with the FRB.

Subordinated Debt – On June 17, 2004 we issued a 15-year, $5.0 million subordinated debenture through a pooled trust preferred program, which matures on June 17, 2019.  We have the right to redeem the debenture, in whole or in part, at the redemption price at principal amounts in multiples of $1.0 million on any interest payment date on or after June 17, 2009.  The interest rate on the debenture changes quarterly and is paid quarterly at the three-month LIBOR plus 2.48%. The rate at March 31, 2009 was 3.80%. The debenture is subordinated to the claims of depositors and our other creditors.

Page - 13

BANK OF MARIN BANCORP

Note 7:  Stockholders' Equity

Preferred Stock

Pursuant to the U.S. Treasury Capital Purchase Program (the “TCPP”), on December 5, 2008, we issued to the U.S. Treasury 28,000 shares of senior preferred stock with a zero par value and a $1,000 per share liquidation preference, along with a warrant to purchase 154,242 shares of common stock at a per share exercise price of $27.23, in exchange for aggregate consideration of $28.0 million.  The proceeds of $28 million were allocated between the preferred stock and the warrant with $27.0 million allocated to preferred stock and $961 thousand allocated to the warrant, based on their relative fair value at the time of issuance. The discount on the preferred stock (i.e., difference between the initial carrying amount and the liquidation amount) was calculated to be amortized over the five-year period preceding the 9% perpetual dividend, using the effective yield method. The preferred stock called for a 5% coupon dividend rate for the first five years and 9% thereafter. The attached warrant was immediately exercisable and expires 10 years after the issuance date.

Under the American Recovery and Reinvestment Act of 2009, which allows participants in the TCPP to withdraw from the program, we repurchased all 28,000 shares of outstanding preferred stock from the U.S. Treasury at $28 million plus accrued but unpaid dividends of $179 thousand on March 31, 2009. At the time of repurchase, we accelerated the remaining accretion of the preferred stock totaling $945 thousand through retained earnings, reducing our net income available to common stockholders.  The warrant to purchase 154,242 shares of our common stock remains outstanding.

Common Dividends

A summary of cash dividends paid to common stockholders, which are recorded as a reduction of retained earnings, is presented below.

	Three months ended
(in thousands, except per share data; unaudited)	March 31, 2009	December 31, 2008	March 31, 2008
Cash dividends	$722	$720	$720
Cash dividends per share	$0.14	$0.14	$0.14

Share-Based Payments

Under SFAS No. 123R, Share-Based Payment, which was adopted in January 2006, the fair value of stock options on the grant date is recorded as a stock-based compensation expense in the income statement over the requisite service period with a corresponding increase in common stock.  In addition, we record excess tax benefits on the exercise of non-qualified stock options, disqualifying disposition of incentive stock options or vesting of restricted stock as an addition to common stock with a corresponding decrease in current taxes payable.

Stock-based compensation also includes compensation expense related to the issuance of nonvested restricted common shares pursuant to the 2007 Equity Plan.  The grant-date fair value of the restricted common shares, which is equal to its intrinsic value, is recorded as compensation expense over the requisite service period with a corresponding increase in common stock as the shares vest. Any excess tax benefit on the vesting of these shares will also be recorded as increase in common stock and a corresponding decrease in current taxes payable. The holders of the nonvested restricted common shares are entitled to dividends on the same per-share ratio as the holders of common stock. Dividends paid on the portion of share-based awards not expected to vest are also included in stock-based compensation expense. Tax benefits on dividends paid on the portion of share-based awards expected to vest are recorded as increase to common stock with a corresponding decrease in current taxes payable.

Stock-based compensation and tax benefits on exercised options are shown below.

	Three months ended
(in thousands; unaudited)	March 31, 2009	December 31, 2008	March 31, 2008
Stock-based compensation	$96	$97	$120
Excess tax benefits on exercised options	$5	$252	$81

Page - 14

BANK OF MARIN BANCORP

Note 8:  Financial Instruments with Off-Balance Sheet Risk

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

The contract amount of loan commitments and standby letters of credit not reflected on the consolidated statement of condition was $248.8 million at March 31, 2009 at rates ranging from 2.25% to 8.25%.  This amount included $128.6 million under commercial lines of credit (these commitments are contingent upon customers maintaining specific credit standards), $78.3 million under revolving home equity lines, $30.6 million under undisbursed construction loans, $4.4 million under standby letters of credit, and a remaining $6.9 million under personal and other lines of credit. We have set aside an allowance for losses in the amount of $498 thousand for these commitments, which is recorded in interest payable and other liabilities.

Note 9:  Derivative Financial Instruments and Hedging Activities

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

Our credit exposure, if any, on interest rate swaps is limited to the net favorable value (net of any collateral pledged) and interest payments of all swaps by each counterparty. Conversely, when an interest rate swap is in a liability position exceeding a certain threshold, we are required to post collateral to the counterparty (generally when our derivative liability position is greater than $100 thousand or $1.25 million, depending upon the counterparty, at which time posting of collateral in an amount up to the liability position is required).  Collateral levels are monitored and adjusted on a regular basis for changes in interest rate swap values. The aggregate fair value of all derivative instruments with collateral requirements that are in a liability position on March 31, 2009 is $3.1 million, for which we have posted collateral in the form of securities available for sale totaling $1.9 million and cash of $1.85 million.

Page - 15

BANK OF MARIN BANCORP

As of March 31, 2009, we had four interest rate swap agreements, which are scheduled to mature in September 2018, April 2019, June 2020 and June 2022.  All of our derivatives are accounted for as fair value hedges under SFAS No. 133. As our interest rate swaps are settled monthly with counterparties, accrued interest on the swaps, if any, is minimal. Information on our derivatives follows:

	Liability derivatives designated as fair value hedges under SFAS No. 133
(in thousands; March 31, 2009 unaudited)	March 31, 2009	December 31, 2008

Interest rate swap notional amount	$19,727	$17,833
Credit risk amount	---	---
Interest rate swap fair value (1)	3,075	3,456
Balance sheet location	Other liabilites	Other liabilites

	Three months ended
(in thousands; unaudited)	March 31, 2009	December 31, 2008	March 31, 2008
Unrealized gain (loss) on designated interest rate swaps recognized in interest income	$381	$(2,554)	$(689)
Payment on interest rate swap recorded in interest income	(197)	(100)	(53)
(Decrease) increase in value of hedged loans recognized in interest income	(421)	2,624	694
Decrease in value of yield maintenance agreement recognized against interest income	(3)	(7)	(5)
Net loss on derivatives recognized in interest income (2)	$(240)	$(37)	$(53)

(1) See Note 3 for valuation methodology.

(2) Ineffectiveness of ($43) thousand, $63 thousand, and zero was recorded in interest income during the three months ended March 31, 2009, December 31, 2008 and March 31, 2008, respectively. The full change in value of swaps was included in the assessment of hedge effectiveness.

Page - 16

BANK OF MARIN BANCORP

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

In the following pages, Management discusses its analysis of the financial condition and results of operations for the first quarter of 2009 compared to the first quarter of 2008 and to the prior quarter (fourth quarter of 2008). This discussion should be read in conjunction with the related consolidated financial statements in this Form 10-Q and with the audited consolidated financial statements and accompanying notes included in our 2008 Annual Report.  Average balances, including balances used in calculating certain financial ratios, are generally comprised of average daily balances.

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

Forward-looking statements are based on Management's current expectations regarding economic, legislative, and regulatory issues that may impact our earnings in future periods. A number of factors— many of which are beyond Management’s control — could cause future results to vary materially from current Management expectations. Such factors include, but are not limited to, general economic conditions, changes in interest rates, deposit flows, real estate values and competition; changes in accounting principles, policies or guidelines; changes in legislation or regulation; and other economic, competitive, governmental, regulatory and technological factors affecting our operations, pricing, products and services. These and other important factors are detailed in the Risk Factors section of our 2008 Form 10-K as filed with the SEC, copies of which are available from us at no charge. Forward-looking statements speak only as of the date they are made. We do not undertake to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made or to reflect the occurrence of unanticipated events.

Executive Summary

Despite a severe and rapid downturn in the economy, we produced healthy financial results in the first quarter of 2009 and continued our steady growth while focusing on supporting the local economy. We reported first quarter 2009 earnings of $3.2 million, compared to $3.3 million in the first quarter of 2008 and $2.8 million in the fourth quarter of 2008.

In March 2009, we repurchased all 28,000 shares of preferred stock issued on December 5, 2008 to the U.S. Department of Treasury (the “Treasury”) under the Treasury Capital Purchase Program (“TCPP”).  Continuing changes to the TCPP rules resulted in concerns by Management about unforeseen negative implications as to how we can best run our business and maintain a competitive advantage.  As a result, our Board of Directors and senior management team have determined it is in the best interest of our shareholders, customers and employees to end our participation in the TCPP and continue operating independently. A total of $28.2 million was paid to the Treasury, including accrued dividends of $179 thousand. During the quarter ended March 31, 2009, we accelerated the remaining accretion of the preferred stock totaling $945 thousand through retained earnings, reducing our net income available to common stockholders. The preferred stock repurchase was funded with deposit growth, FHLB borrowings and Federal funds purchased.  The warrant that was issued to the U.S. Treasury as part of the TCPP to purchase 154,242 shares of our common stock at a per share exercise price of $27.23 remains outstanding. After repayment of the TCPP capital, Bancorp’s total risk-based capital totaled 11.3% at March 31, 2009, which exceeds regulatory well-capitalized standards.

Diluted earnings per common share in the first quarter of 2009 were $0.37, compared to $0.63 in the first quarter of 2008. The 2009 first-quarter earnings per common share were reduced by $0.25 as a result of the non-recurring accelerated accretion of the redemption premium resulting from our early repurchase of the preferred stock, and dividends on the preferred stock. In accordance with accounting guidance, upon repurchase of preferred stock, the excess of the repurchase price and the carrying amount of the preferred stock should be subtracted from net earnings to arrive at net earnings available to common stockholders in the calculation of earnings per share.  Further, the first-quarter 2008 net income includes a pre-tax non-recurring gain of $457 thousand related to the mandatory redemption of a portion of our shares in Visa Inc. and the reversal of a pre-tax charge of $242 thousand that was originally recorded in the fourth quarter of 2007, for the potential obligation to Visa Inc. in connection with certain litigation indemnifications provided to Visa Inc. by Visa member banks.  Therefore, first quarter 2008 diluted earnings per share were positively impacted by $0.09 as a result of these non-recurring items.

Page - 17

BANK OF MARIN BANCORP

We have been operating in the spirit of the TCPP by continuing our responsible lending practices and helping stimulate our local economy during a very volatile time in the financial markets. Loans increased $152.0 million, or 19.8%, over March 31, 2008 and totaled $921.6 million at March 31, 2009.  The mix of loans reflects an increase in the percentage of home equity lines of credit, as well as a slight increase in the percentage of commercial loans and a slight decrease in commercial real estate loans. Such shift in the mix of loans is in line with our strategic plan to diversify loan concentrations.

While we serve an affluent community, we are not immune from the impact of the ongoing national economic recession. In the quarters ended March 31, 2009, December 31, 2008 and March 31, 2008, our loan loss provision totaled $1.2 million, $2.2 million and $615 thousand, respectively, and net charge-offs (recoveries) totaled $846 thousand, $1.5 million and ($9) thousand in the same periods. The allowance for loan losses as a percentage of loans totaled 1.12% at March 31, 2009 compared to 1.07% a year ago. Non-accrual loans totaled $7.4 million or 0.8% of our loan portfolio at March 31, 2009, compared to $6.7 million or 0.8% at December 31, 2008, and a nominal amount a year ago.

Net interest income of $12.8 million in the quarter ended March 31, 2009 increased $1.5 million, or 13.4% from the prior year, reflecting growth in interest earning assets and a drop in the cost of funds, partially offset by lower loan yields in a declining rate environment in 2008. The tax-equivalent net interest margin was 5.15% in the first quarter of 2009 compared to 5.41% in the first quarter of 2008, and 5.36% for the fourth quarter of 2008.  Decreases in the tax-equivalent net interest margin were primarily due to: 1) the downward repricing of our loan portfolio in a declining rate environment; 2) interest foregone on non-accrual loans (representing 6 and 7 basis points in the quarters ended March 31, 2009 and December 31, 2008, respectively); and 3) a larger-than-usual quarterly adjustment to mortgage-backed security prepayment speeds (representing 3 basis points in the quarter ended March 31, 2009), due to a higher level of mortgage refinancing activities recently, which accelerated the amortization of premiums on investment securities.

Higher net interest income has also led to improved efficiency. The first quarter 2009 efficiency ratio of 53.81% improved eight basis points from the same quarter last year. Non-interest income totaled $1.2 million in the first quarter of 2009.  Excluding a $457 thousand pre-tax non-recurring gain on the sale of Visa Inc. shares in the first quarter of 2008, non-interest income is essentially unchanged between the two periods.

Non-interest expense totaled $7.6 million in the first quarter of 2009.  Excluding the first quarter 2008 reversal of the $242 thousand Visa Inc. litigation liability initially recorded in the fourth quarter of 2007, non-interest expense increased $314 thousand, or 4.3%, from the same period a year ago. The increase reflected higher personnel costs associated with branch expansion, higher FDIC premiums related to increased deposits levels and significantly higher FDIC premium assessments, increased legal fees in connection with our participation and termination in the TCPP as well as legal fees associated with non-accrual loans, partially offset by lower information technology costs.

We are planning to expand our franchise with an additional branch to be open in Greenbrae, California in the fall of 2009.

Critical Accounting Policies

Critical accounting policies are those that are both most important to the portrayal of our financial condition and results of operations and require Management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.
Management has determined the following five accounting policies to be critical: Allowance for Loan Losses, Other-than-temporary Impairment in Investment Securities, Share-Based Payment, Accounting for Income Taxes and Fair Value Measurements.

Page - 18

BANK OF MARIN BANCORP

Allowance for Loan Losses

Allowance for loan losses is based upon estimates of loan losses and is maintained at a level considered adequate to provide for probable losses inherent in the outstanding loan portfolio. The allowance is increased by provisions charged to expense and reduced by net charge-offs.  In periodic evaluations of the adequacy of the allowance balance, Management considers our past loan loss experience by type of credit, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, current economic conditions and other factors. We formally assess the adequacy of the allowance for loan losses on a quarterly basis. These assessments include the periodic re-grading of loans based on changes in their individual credit characteristics including delinquency, seasoning, recent financial performance of the borrower, economic factors, changes in the interest rate environment, and other factors as warranted. Loans are initially graded when originated. They are reviewed as they are renewed, when there is a new loan to the same borrower and/or when identified facts demonstrate heightened risk of default. Larger problem loans are monitored continuously and formal impairment analysis for the purpose of applying Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan (“SFAS No.114”) occurs at least quarterly.

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

Other-than-temporary Impairment in Investment Securities

At each financial statement date, we assess whether declines in the fair value of held-to-maturity and available-for-sale securities below their costs are deemed to be other than temporary.  We consider, among other things, (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer, and (iii) our intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value. Evidence evaluated includes, but is not limited to, the remaining payment terms of the instrument and economic factors that are relevant to the collectability of the instrument, such as current prepayment speeds, the current financial condition of the issuer(s), industry analyst reports, credit ratings, credit default rates, interest rate trends and the value of any underlying collateral. Through March 31, 2009, other-than-temporary-impairment resulted in a charge to earnings and the corresponding establishment of a new cost basis for the security. Upon adoption of FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, which will be effective April 1, 2009,  credit-related other-than-temporary-impairment will result in a charge to earnings and the corresponding establishment of a new cost basis for the security.  Non-credit-related other-than-temporary impairment will result in a charge to other comprehensive income, net of applicable taxes, and the corresponding establishment of a new cost basis for the security. The other-than-temporary impairment recognized in other comprehensive income for debt securities classified as held-to-maturity will be accreted from other comprehensive income to the amortized cost of the debt security over the remaining life of the debt security in a prospective manner on the basis of the amount and timing of future estimated cash flows.

Share-Based Payment

On January 1, 2006, we adopted the provisions of SFAS No.123R, Share-Based Payment (“SFAS No. 123R”), which requires that all share-based payments, including stock options and nonvested restricted common shares, be recognized as an expense in the income statement based on the grant-date fair value of the award with a corresponding increase to common stock.

We determine the fair value of stock options at grant date using the Black-Scholes pricing model that takes into account the stock price at the grant date, the exercise price, the expected dividend yield, stock price volatility and the risk-free interest rate over the expected life of the option. The Black-Scholes model requires the input of highly subjective assumptions, including the expected life of the stock-based award (derived from historical data on employee exercise and post-vesting employment termination behavior) and stock price volatility (based on the historical volatility of the common stock). The estimates used in the model involve inherent uncertainties and the application of Management’s judgment.  As a result, if other assumptions had been used, our recorded stock-based compensation expense could have been materially different from that reflected in these financial statements. The fair value of nonvested restricted common shares generally equals the stock price at grant date.  In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those share-based awards expected to vest.  If our actual forfeiture rate is materially different from the estimate, the share-based compensation expense could be materially different.

Page - 19

BANK OF MARIN BANCORP

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

Under the provisions of FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109, we utilize a “more-likely-than-not” recognition threshold to determine whether a tax benefit can be recognized in the financial statements. For tax positions that meet the more-likely-than-not threshold, we may recognize only the largest amount of tax benefit that is greater than fifty percent likely of being realized upon ultimate settlement with the taxing authority. Management believed that all tax positions met the more-likely-than-not recognition threshold; therefore, there were no adjustments to retained earnings as a consequence of adopting FIN No. 48 and no subsequent adjustments to the provision for income taxes related to FIN No. 48.  To the extent tax authorities disagree with these tax positions, our effective tax rates could be materially affected in the period of settlement with the taxing authorities.

Fair Value Measurements

We use fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. We base our fair values on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Securities available for sale, derivatives, and loans held for sale, if any, are recorded at fair value on a recurring basis. Additionally, from time to time, we may be required to record at fair value other assets on a nonrecurring basis, such as certain impaired loans held for investment and securities held to maturity  that are other-than-temporary impaired. These nonrecurring fair value adjustments typically involve application of lower-of-cost or market accounting or write-downs of individual assets.

We have established and documented a process for determining fair value. We maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measurements, in accordance with the fair value hierarchy in SFAS No. 157. Whenever there is no readily available market data, Management uses its best estimate and assumptions in determining fair value, but these estimates involve inherent uncertainties and the application of Management’s judgment. As a result, if other assumptions had been used, our recorded earnings or disclosures could have been materially different from those reflected in these financial statements. For detailed information on our use of fair value measurements and our related valuation methodologies, see Note 3 to the interim Consolidated Financial Statements in this Form 10-Q.

Page - 20

BANK OF MARIN BANCORP

RESULTS OF OPERATIONS

Overview

Highlights of the financial results are presented in the following table:

	As of and for the three months ended
(dollars in thousands, except per share data; unaudited)	March 31, 2009	December 31, 2008	March 31, 2008
For the period:
Net income	$3,229	$2,793	$3,276
Net income per share
Basic	0.38	0.52	0.64
Diluted	0.37	0.52	0.63
Return on average equity	10.28%	10.59%	14.63%
Return on average common equity	7.77%	11.00%	14.63%
Return on average assets	1.23%	1.10%	1.48%
Common stock dividend payout ratio	36.84%	26.84%	21.88%
Efficiency ratio	53.81%	50.56%	53.89%
At period end:
Book value per common share	$19.46	$19.14	$17.68
Total assets	$1,074,828	$1,049,557	$919,839
Total loans	$921,559	$890,544	$769,530
Total deposits	$859,449	$852,290	$760,162
Loan-to-deposit ratio	107.2%	104.5%	101.2%

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

Interest rate changes can create fluctuations in the net interest margin due to an imbalance in the timing of repricing or maturity of assets or liabilities. We manage interest rate risk exposure with the goal of minimizing the impact of interest rate volatility on net interest margin.

Page - 21

BANK OF MARIN BANCORP

The following table, Distribution of Average Statements of Condition and Analysis of Net Interest Income, compares interest income and interest-earning assets with interest expense and interest-bearing liabilities for the quarters ended March 31, 2009, December 31, 2008 and March 31, 2008. The table also indicates net interest income, net interest margin and net interest rate spread for each quarter presented.

Distribution of Average Statements of Condition and Analysis of Net Interest Income

	Three months ended March 31, 2009			Three months ended December 31, 2008			Three months ended March 31, 2008
(Dollars in thousands; unaudited)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets
Federal funds sold and other short-term investments	$199	---	---	$452	---	---	$11,156	112	4.02%
Investment securities
U.S. Government agencies (1)	75,429	868	4.60%	74,373	914	4.89%	73,108	867	4.77%
Other (1)	5,373	1	0.07%	5,460	15	1.09%	7,444	89	4.82%
Obligations of state and political subdivisions (2)	25,637	374	5.84%	21,481	309	5.72%	16,866	225	5.36%
Loans and banker's acceptances (2) (3)	902,628	13,526	5.99%	859,970	13,930	6.44%	735,888	13,312	7.28%
Total interest-earning assets	1,009,266	14,769	5.85%	961,736	15,168	6.27%	844,462	14,605	6.96%
Cash and due from banks	22,262			21,127			21,531
Bank premises and equipment, net	8,205			8,468			7,866
Interest receivable and other assets, net	21,768			18,407			16,332
Total assets	$1,061,501			$1,009,738			$890,191
Liabilities and Stockholders' Equity
Interest-bearing transaction accounts	85,154	24	0.11%	79,686	67	0.33%	78,527	88	0.45%
Savings and money market accounts	407,932	790	0.79%	453,761	1,303	1.14%	407,890	2,191	2.16%
Time accounts	89,834	413	1.86%	87,941	504	2.28%	81,948	751	3.69%
CDARS® reciprocal deposits	46,132	181	1.59%	27,456	145	2.10%	---	---	---
Purchased funds	79,825	306	1.55%	33,427	127	1.51%	21,041	130	2.47%
Subordinated Debenture	5,000	55	4.40%	5,000	68	5.32%	5,000	91	7.23%
Total interest-bearing liabilities	713,877	1,769	1.00%	687,271	2,214	1.28%	594,406	3,251	2.20%
Demand accounts	209,573			209,893			198,503
Interest payable and other liabilities	10,594			7,696			7,210
Stockholders' equity	127,457			104,878			90,072
Total liabilities & stockholders' equity	$1,061,501			$1,009,738			$890,191

Tax-equivalent net interest income/margin		$13,000	5.15%		$12,954	5.36%		$11,354	5.41%
Reported net interest income/margin		$12,808	5.08%		$12,849	5.23%		$11,290	5.35%
Net interest rate spread			4.85%			4.99%			4.76%

(1)	Yields on available-for-sale secruities are calculated based on amortized cost balances rather than fair value, as changes in fair value are reflected as a component of stockholders' equity.
(2)	Yields and interest income on tax-exempt securities and loans are presented on a taxable-equivalent basis using the Federal statutory rate of 35 percent.
(3)
Average balances on loans outstanding include non-performing loans, if any. The amortized portion of net loan origination fees is included in interest income on loans, representing an adjustment to the yield.

First Quarter of 2009 Compared to First Quarter of 2008

The tax-equivalent net interest margin decreased to 5.15% in the first quarter of 2009, down 26 basis points from the first quarter of 2008. The decrease in the net interest margin was primarily due to the repricing of our loan portfolio in a declining rate environment, as well as interest foregone on non-accrual loans, which combined reduced the net interest margin by approximately 13 basis points.

Compared to the first quarter of 2008, net interest income in the first quarter 2009 benefited from sharply lower rates on deposits, purchased funds and subordinated debenture, partially offset by lower loan yields and increases in the balances of higher-costing CDARS® deposits and purchased funds. The net interest income was also enhanced by an increase in total interest earning assets and by a shift in the mix of interest-earning assets.  The composition of interest-earning assets in the first quarter of 2009 over the first quarter of 2008 reflected a shift to higher-yielding loans from Federal funds sold.

Total average interest-earning assets increased $164.8 million, or 19.5%, in the first quarter of 2009 compared to the first quarter of 2008. The increase primarily relates to average loan growth of $166.7 million and an increase in average investment securities of $9.0 million, partially offset by a decline of $11.0 million in Federal funds sold.

Market interest rates are in part based on the target Federal funds interest rate (the interest rate banks charge each other for short-term borrowings) implemented by the Federal Reserve Open Market Committee (“FOMC”). In 2008, there were seven downward adjustments to the target rate totaling 325 basis points, bringing the target interest rate to a historic low with a range of 0% to 0.25% in December of 2008 and have remained at that level through the first quarter of 2009.

Page - 22

BANK OF MARIN BANCORP

The average yield on interest-earning assets decreased 111 basis points in the first quarter of 2009 compared to the first quarter of 2008.  In the first quarter of 2009 most categories of interest-earning assets recorded declines in yields, reflecting a declining rate environment, with the exception of municipal bonds, for which state and political subdivisions were forced to offer higher rates as investors became wary of the credit quality of the issuer and the insurance companies who guaranteed the instruments. The yield on the loan portfolio, which comprised 89.4% and 87.1% of average interest-earning assets in the quarters ended March 31, 2009 and 2008, respectively, decreased 129 basis points in the first quarter of 2009 over the comparable period a year ago due to the downward repricing of variable-rate loans and new loans originated at lower market rates, as well as maturities and pay downs of loans with higher yields.

The average balance of interest-bearing liabilities increased $119.5 million, or 20.1%, in the first quarter of 2009 compared to the same period a year ago. The increase was comprised of $60.7 million in interest-bearing deposit accounts and $58.8 million in funds purchased to support loan growth.

The overall cost of liabilities is primarily affected by lower offered deposit rates and the mix between deposits and other interest-bearing liabilities. The rate on interest-bearing liabilities decreased 120 basis points in the first quarter of 2009 compared to the same quarter a year ago. The rate on savings and money market accounts decreased 137 basis points compared to the same quarter a year ago and the rate on time deposits decreased 183 basis points in the comparable period.  The decreases reflected sharply declining market rates.

In addition, the rate on purchased funds decreased 92 basis points in the first quarter of 2009 compared to the same quarter last year, primarily reflecting the decline in the Federal funds target rate. The rate on the subordinated debenture decreased 283 basis points due to a decline in the LIBOR rate, to which the borrowing is indexed.

We have experienced a slight shift in the relative mix of interest-bearing deposits in the first quarter of 2009 compared to the same quarter a year ago as the proportion of higher-costing time accounts (mainly CDARS®) has increased while the proportion of money market deposit accounts have decreased.

First Quarter of 2009 Compared to Fourth Quarter of 2008

The tax equivalent net interest margin decreased to 5.15% in the first quarter of 2009, down 21 basis points from the prior quarter. The decrease in the net interest margin was primarily due to interest foregone on non-accrual loans, which reduced the first-quarter net interest margin by 6 basis points. We also had a larger-than-usual quarterly adjustment to mortgage-backed security prepayment speeds due to a higher level of mortgage refinancing activity, which accelerated the amortization of premiums on our agency securities, reducing the first-quarter 2009 net interest margin by 3 basis points.

Total average interest-earning assets increased $47.5 million, or 4.9%, in the first quarter of 2009 compared to the prior quarter. The increase primarily relates to $42.7 million average loan growth and $5.1 million increase in average investment securities.

The average yield on total interest-earning assets decreased 42 basis points in the quarter ended March 31, 2009 compared to the prior quarter. The yield on the loan portfolio, which comprised 89.4% of average interest-earning assets in both quarters ended March 31, 2009 and December 31, 2008, decreased 45 basis points due to the downward re-pricing of variable-rate loans and new loans originated at lower market rates as well as the interest foregone on non-accrual loans.

In the quarter ended March 31, 2009, the yield on the portfolio of agency securities decreased 29 basis points from the prior quarter due to the accelerated amortization of premiums discussed above. The yield on municipal bond securities, which comprised 2.5% or less of interest-earning assets in each of these two quarters, increased 12 basis points at quarter end March 31, 2009 from the prior quarter. Rates increased on new municipal bonds due to concern over the stability of certain companies that insure municipal bonds and due to concern over the credit risk of certain municipalities. At the same time, investor demand moved toward safer treasury securities because of the current volatile market conditions. These market conditions required some municipalities to offer higher rates to attract investors.

The average balance of interest-bearing liabilities increased $26.6 million, or 3.9%, in the first quarter of 2009 compared to the prior quarter.  Increases of $46.4 million in purchased funds to support loan growth, $18.7 million in CDARS® reciprocal deposits, $5.5 million in interest-bearing transaction accounts and $1.9 million in time deposits were partially offset by a decline of $45.8 million in savings and money market accounts.

Page - 23

BANK OF MARIN BANCORP

The rate on interest-bearing liabilities decreased 28 basis points in the first quarter of 2009 compared to the prior quarter, primarily due to declining market rates. The rate on time deposits decreased 42 basis points from the prior quarter, while the rate of CDARS® reciprocal deposits decreased by 51 basis points. The rate on savings and money market accounts decreased 35 basis points from the prior quarter. The rate on purchased funds remained relatively unchanged, while the rate on the subordinated debenture decreased 92 basis points due to a decline in the LIBOR rate, to which the borrowing is indexed.

Overall, there was a slight shift towards higher costing liabilities in the first quarter of 2009. The average balance of demand deposits, on which no interest is paid, was 25.0% of average deposits in the first quarter of 2009, relatively unchanged from prior quarter.  Savings and money market accounts decreased to 48.6% of average deposits in the first quarter of 2009, down from 52.8% in the fourth quarter of 2008, while the proportion of time deposits, including CDARS® reciprocal deposits, increased to 16.2% from 13.4%, and interest-bearing transaction accounts increased slightly to 10.2% from 9.3%.

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

Our provision for loan losses totaled $1.2 million in first quarter of 2009 compared to $615 thousand in the first quarter of 2008 and $2.2 million in the fourth quarter of 2008.  The allowance for loan losses as a percentage of loans totaled 1.12% at March 31, 2009 and December 31, 2008, and 1.07% at March 31, 2008. The increase to the provision and allowance for loan losses from the first quarter of 2008 reflected the significant level of loan growth that we experienced, and an increased allocation for economic uncertainty. The U.S. economy is experiencing significantly reduced business activity as a result of, among other factors, disruptions in the financial system, dramatic declines in the housing market, and an increasing unemployment rate.  There has been unprecedented volatility and deterioration in the financial markets, the failure of well-known companies and the ongoing national recession. We have witnessed financial difficulties experienced by borrowers, especially in the construction industry, where sale prices have declined and holding periods have increased. In response to this, we have been proactive in increasing reserve percentages for economic and other qualitative factors used to evaluate the adequacy of the allowance for loan losses. The specific reserve increased from zero at March 31, 2008 to $44 thousand at December 31, 2008 and $118 thousand at March 31, 2009. The decrease to the provision for loan losses from the prior quarter reflects a decrease in the volume of newly identified problem credits during the first quarter of 2009 compared to the fourth quarter of 2008. While impaired loan balances increased from $6.8 million at December 31, 2008 to $7.6 million at March 31, 2009, Management has determined that these impaired loans are adequately collateralized and do not warrant significant increase to the specific reserve after formal impairment analysis under SFAS No. 114.

Net charge-offs (recoveries) in the first quarter of 2009 totaled $846 thousand compared to $1.5 million in the fourth quarter of 2008 and ($9) thousand in the first quarter of 2008. The majority of charge-offs in the first quarter of 2009 primarily relate to construction loans secured by real property where the value of collateral has declined, and to a lesser extent, certain personal and commercial loans. Charge-offs in the fourth quarter of 2008 primarily related to construction loans. In the first quarter of 2009, the percentage of net charge-offs to total loans at period end was 0.09% compared to 0.17% for the fourth quarter of 2009.

Non-accrual loans totaled $7.4 million, $6.7 million, and $244 thousand at March 31, 2009, December 31, 2008, and March 31, 2008, respectively. Non-accrual loans at March 31, 2009 primarily comprised of collateral dependent construction, personal, and commercial loans.

Page - 24

BANK OF MARIN BANCORP

Non-interest Income

The table below details the components of non-interest income.

				March 31, 2009 compared to December 31, 2008		March 31, 2009 compared to March 31, 2008
	Three months ended			Amount	Percent	Amount	Percent
(dollars in thousands; unaudited)	March 31, 2009	December 31, 2008	March 31, 2008	Increase (Decrease)	Increase (Decrease)	Increase (Decrease)	Increase (Decrease)

Service charges on deposit accounts	$435	$401	$406	$34	8.5%	$29	7.1%
Wealth Management Services	316	316	336	---	---	(20)	(6.0%)
Net gain on redemption of shares in Visa Inc.	---	---	457	---	---	(457)	(100.0%)
Other non-interest income
Earnings on Bank-owned life insurance	171	188	147	$(17)	(9.0%)	24	16.3%
Customer banking fees and other charges	100	102	94	(2)	(2.0%)	6	6.4%
Other income	215	174	262	41	23.6%	(47)	(17.9%)
Total other non-interest income	486	464	503	22	4.7%	(17)	(3.4%)
Total non-interest income	$1,237	$1,181	$1,702	$56	4.7%	$(465)	(27.3%)

The first quarter of 2008 included a net gain of $457 thousand on the mandatory redemption of a portion of our shares of Visa Inc. Class B common stock. Excluding this nonrecurring gain, non-interest income in the first quarter of 2008 remained relatively consistent with the amount the same quarter a year ago, and up slightly from the immediately preceding quarter.

The increase in service charges on deposit accounts from the comparable quarter a year ago and from the preceding quarter was primarily attributable to an increase in fees from our business analysis accounts, primarily reflecting a reduced earnings credit.

Wealth Management Services (“WMS”) income remained unchanged compared to the fourth quarter of 2008. The decrease in WMS income from the first quarter of 2008 was mainly due to market depreciation, partially offset by a growth in assets under management.

The decrease in other non-interest income from the same quarter a year ago is primarily due to a decrease in reverse mortgage fees (we terminated this service on May 1, 2008), a decrease in account analysis income from our correspondent banks, lower indirect auto loan recoveries (this portfolio was sold in June of 2007) and lower cash manager income (when customers switched to a new on-balance sheet sweep product, we no longer receive significant fees from the previous cash management reserve processor). These decreases were partially offset by an increase in Merchant Card fee income due to the renegotiation of our data processing contract which lowered merchant card interchange charged by our data processing vendor, and an increase in Bank-owned life insurance income due to a $2.2 million new purchase of policies in 2008. The increase from the prior quarter primarily reflects an increase in account analysis income from our correspondent banks and an increase in Merchant Card income for the same reason discussed above.

Page - 25

BANK OF MARIN BANCORP

Non-interest Expense

The table below details the components of non-interest expense.

				March 31, 2009 compared to December 31, 2008		March 31, 2009 compared to March 31, 2008
	Three months ended			Amount	Percent	Amount	Percent
(dollars in thousands, unaudited)	March 31, 2009	December 31, 2008	March 31, 2008	Increase (Decrease)	Increase (Decrease)	Increase (Decrease)	Increase (Decrease)
Salaries and related benefits	$4,346	$3,725	$4,158	$621	16.7%	$188	4.5%
Occupancy and equipment	777	839	768	(62)	(7.4%)	9	1.2%
Depreciation & amortization	350	344	318	6	1.7%	32	10.1%
Data processing costs	381	470	445	(89)	(18.9%)	(64)	(14.4%)
Professional services	423	439	406	(16)	(3.6%)	17	4.2%
Other non-interest expense
FDIC Insurance	317	142	123	175	123.2%	194	157.7%
Advertising	79	148	102	(69)	(46.6%)	(23)	(22.5%)
Director expense	115	109	113	6	5.5%	2	1.8%
Other expense	769	878	568	(109)	(12.4%)	201	35.4%
Total other non-interest expense	1,280	1,277	906	3	0.2%	374	41.3%
Total non-interest expense	$7,557	$7,094	$7,001	$463	6.5%	$556	7.9%

Excluding the $242 thousand Visa Inc. litigation cost reversed against other expense in the first quarter of 2008 as discussed in our 2008 Annual Report, non-interest expense for 2009 increased $463 thousand from the previous quarter, or 6.5%, and increased $314 thousand, or 4.3%, from the same quarter last year.

The increase in salaries and benefits from first-quarter 2008 primarily reflected higher personnel costs associated with branch expansion and higher bank wide incentive bonuses. The number of full-time equivalent employees (FTE) totaled 192, 197 and 192 at March 31, 2009, December 31, 2008 and March 31, 2008, respectively. These increases where partially offset by lower 401K/ESOP contributions, lower capitalization of deferred loan costs as defined in SFAS No. 91 Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases, and a decrease in stock-based compensation. The increase from the prior quarter reflects higher incentive bonuses, which also resulted in higher 401K/ESOP contributions and higher payroll taxes.  These increases were partially offset by lower commissions, lower deferred compensation and lower salaries due to lower FTE.

Occupancy and equipment expenses remained relatively unchanged from the first quarter of 2008. Occupancy and equipment expenses decreased from fourth-quarter 2008 due to a higher level of one-time maintenance activities in the fourth quarter of 2008.

The increase in depreciation and amortization from the first quarter of 2008 is primarily due to the addition of leasehold improvements associated with the remodeling of the San Rafael branch in the second quarter of 2008, and the addition of the Mill Valley branch during June 2008.  Depreciation and amortization expenses for the first quarter of 2009 remained relatively unchanged compared to the fourth quarter of 2008.

Data processing expenses decreased in the first quarter of 2009 compared to the first quarter of 2008 and the fourth quarter of 2008, as we benefited from the renegotiation of our contract with our data processing vendor resulting in reduced cost.

The increase in professional services for the first quarter of 2009 compared to the first quarter of 2008 was primarily due to increases in legal fees in connection with our participation and termination in the TCCP as discussed in Note 7 to the consolidated financial statements, as well as legal fees associated with non-accrual loans. These increases were partially offset by decreases in investment advisory fees and other professional fees. The decrease compared to the prior quarter was mainly attributable to lower other professional fees (relating to lower consulting fees associated with our strategic initiatives), partially offset by an increase in legal fees related to the termination in the TCPP, as mentioned above.

FDIC expense increased significantly compared to quarters ended March 31, 2008 and December 31, 2008. In November 2008, we elected to provide unlimited insurance coverage on non-interest-bearing transaction accounts, on which we paid a 10-basis-point surcharge per $100 covered balances in excess of $250 thousand. In addition, the FDIC insurance assessment on transaction accounts under $250 thousand increased from 5 basis points to 12 basis points annually per $100 covered in the first quarter of 2009, related to a uniform increased assessment.  Beginning April 1, 2009, the base rate of banks in the best risk category will range from twelve to sixteen cents per $100 of covered deposits. Further, on February 27, 2009, the FDIC proposed a one-time assessment of 20 basis points on covered deposits as of June 30, 2009, and if finalized, will be payable on September 30, 2009. FDIC insurance in the second quarter of 2009 would increase approximately $1.7 million for this proposed one-time assessment if it becomes final.

Page - 26

BANK OF MARIN BANCORP

The decreases in advertising expenses from fourth-quarter 2008 and first-quarter 2008 are primarily due to the timing of advertising for campaigns. Towards the year end of 2008, we promoted our legendary services through media coverage, and in the first quarter of 2008, we advertised for the San Francisco loan office which opened in 2007.

Excluding the reversal of the Visa Inc. litigation accrual, other non-interest expense decreased by $41 thousand compared to the first quarter of 2008. This was primarily due to decreases in the provision for off-balance sheet commitments and information technology costs, partially offset by increases in other processing costs and supplies. The decrease in other non-interest expense for the first quarter of 2009 compared to the fourth quarter of 2008 is primarily due to a decrease in loan expenses due to a higher level of reimbursement of appraisal and title fees from commercial loan customers, and decreases in information technology costs, provision for off- balance sheet commitments and travel expenses.

Provision for Income Taxes

Bancorp reported a provision for income taxes of $2.1 million, $1.9 million, and $2.1 million for the quarters ended March 31, 2009, December 31, 2008, and March 31, 2008, respectively.  The effective tax rates were 39.1%, 41.0% and 39.1% for those same periods.  These provisions reflect accruals for taxes at the applicable rates for federal income tax and California franchise tax based upon reported pre-tax income, and adjusted for the effects of all permanent differences between income for tax and financial reporting purposes (such as earnings on qualified municipal securities, Bank-owned life insurance policies and certain federal tax-exempt loans). Therefore, there are normal fluctuations in the effective rate from period to period based on the relationship of net permanent differences to income before tax. The Bank has not been subject to an alternative minimum tax.

Bancorp and the Bank have entered into a tax allocation agreement which provides that income taxes shall be allocated between the parties on a separate entity basis.  The intent of this agreement is that each member of the consolidated group will incur no greater tax liability than it would have incurred on a stand-alone basis.

FINANCIAL CONDITION
Summary

During the first three months of 2009, total assets increased $25.3 million to $1.1 billion from December 31, 2008. This increase in assets primarily reflects an increase in net loans of $30.7 million, partially offset by a decline in cash and due from banks of $5.3 million.  Total liabilities increased by $50.5 million from December 31, 2008, including an increase in deposits of $7.2 million.  The increase in borrowings of $42.3 million is mainly attributable to the growth in loans, along with the repurchase of $28 million in preferred stock from the U.S. Treasury as discussed in Note 7 to the Consolidated Financial Statements.  As shown in the table below, the increase in loans primarily reflects increases in commercial and residential loans, consistent with our strategy to diversify our loan concentrations.

Page - 27

BANK OF MARIN BANCORP

(Dollars in thousands; March 31, 2009 unaudited)	March 31, 2009	December 31, 2008
Commercial loans	$159,299	$146,483
Real estate
Commercial owner-occupied	144,455	140,977
Commercial investor	328,320	326,193
Construction	123,427	121,981
Residential (a)	133,105	120,676
Installment	32,953	34,234
Total loans	921,559	890,544
Allowance for loan losses	(10,289)	(9,950)
Total net loans	$911,270	880,594

(a) The residential loan portfolio includes no sub-prime loans at March 31, 2009 and December 31, 2008.

At March 31, 2009 and December 31, 2008, we had ten non-accrual loans totaling $7.4 million and $6.7 million, respectively.  Impaired loan balances at each period-end approximated the balance of non-accrual loans.

Other assets include net deferred tax assets of $6.2 million at both March 31, 2009 and December 31, 2008.  These deferred tax assets consist primarily of tax benefits expected to be realized in future periods related to temporary differences of allowance for loan losses, depreciation, net unrealized loss on securities available for sale and deferred compensation.  Management believes these assets to be realizable due to the Bank’s consistent record of earnings and the expectation that earnings will continue at a level adequate to realize such benefits.

During the first three months of 2009 total liabilities increased $50.5 million to $974.5 million.  The increase in total liabilities was primarily due to an increase in overnight borrowings of $22.3 million, a new three-year $20 million advance from the FHLB at a fixed rate of 2.29%, and an increase in deposits of $7.1 million.

Stockholders’ equity decreased $25.3 million to $100.3 million during the first three months of 2009.  The decrease in stockholders’ equity primarily reflects the repurchase of $28 million of preferred stock from the U.S. Treasury and dividends paid on both preferred and common stock of $1.1 million, partially offset by earnings of $3.2 million.

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

The Bank’s and Bancorp’s capital adequacy ratios as of March 31, 2009 and December 31, 2008 are presented in the following table.   Capital ratios are reviewed by Management on a regular basis to ensure that capital exceeds the prescribed regulatory minimums and is adequate to meet our anticipated future needs.  For all periods presented, the Bank’s ratios exceed the regulatory definition of “well capitalized” under the regulatory framework for prompt corrective action and Bancorp’s ratios exceed the required minimum ratios for capital adequacy purposes.

Page - 28

BANK OF MARIN BANCORP

Capital Ratios for Bancorp			Ratio for Capital
(in thousands; March 31, 2009 unaudited)	Actual Ratio		Adequacy Purposes
As of March 31, 2009	Amount	Ratio	Amount	Ratio
Total Capital (to risk-weighted assets)	$115,353	11.28%	≥ $81,828	≥ 8.00%
Tier 1 Capital (to risk-weighted assets)	$99,567	9.73%	≥ $40,914	≥ 4.00%
Tier 1 Capital (to average assets)	$99,567	9.38%	≥ $42,460	≥ 4.00%

As of December 31, 2008
Total Capital (to risk-weighted assets)	$140,620	14.08%	>$79,933	>8.00%
Tier 1 Capital (to risk-weighted assets)	$125,158	12.53%	>$39,967	>4.00%
Tier 1 Capital (to average assets)	$125,158	12.40%	>$40,390	>4.00%

Capital Ratios for the Bank			Ratio for Capital		Ratio to be Well Capitalized under Prompt Corrective
(in thousands; March 31, 2009 unaudited)	Actual Ratio		Adequacy Purposes		Action Provisions
As of March 31, 2009	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk-weighted assets)	$113,970	11.14%	≥ $81,825	≥ 8.00%	≥ $102,282	≥ 10.00%
Tier 1 Capital (to risk-weighted assets)	$98,184	9.60%	≥ $40,913	≥ 4.00%	≥ $61,369	≥ 6.00%
Tier 1 Capital (to average assets)	$98,184	9.25%	≥ $42,459	≥ 4.00%	≥ $53,073	≥ 5.00%

As of December 31, 2008
Total Capital (to risk-weighted assets)	$139,329	13.95%	>$79,922	>8.00%	>$99,903	>10.00%
Tier 1 Capital (to risk-weighted assets)	$123,867	12.40%	>$39,961	>4.00%	>$59,942	>6.00%
Tier 1 Capital (to average assets)	$123,867	12.27%	>$40,389	>4.00%	>$50,487	>5.00%

Liquidity

The goal of liquidity management is to provide adequate funds to meet both loan demand and unexpected deposit withdrawals.  We accomplish this goal by maintaining an appropriate level of liquid assets, and formal lines of credit with the FHLB, FRB of San Francisco and correspondent banks that enable us to borrow funds as needed.  Our Asset/Liability Management Committee (“ALCO”), which is comprised of certain directors of the Bank, is responsible for establishing and monitoring our liquidity targets and strategies.

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

We must retain and attract new deposits, which depends upon the variety and effectiveness of our customer account products, service and convenience, and rates paid to customers, as well as our financial strength. Any long-term decline in retail deposit funding would adversely impact our liquidity. Management anticipates that Federal funds purchased and FHLB advances will continue to be important sources of funding in the future, and we expect to post adequate collateral for such funding requirements.  A decline in our credit worthiness would adversely affect our ability to borrow and/or the related borrowing costs, thus impacting our liquidity.

As presented in the accompanying unaudited consolidated statements of cash flows, the sources of liquidity vary between periods. Consolidated cash and cash equivalents at March 31, 2009 totaled $19.6 million.  The primary sources of funds during the first quarter of 2009 were $42.3 million in additional Federal funds purchased and FHLB borrowings, $15.1 million in the maturities and paydowns of securities available for sale, $7.2 million from the net increase in deposits and $6.1 million net cash provided by operating activities.  The primary uses of funds were $32.3 million in loan originations (net of principal collections), $28 million repurchase of preferred stock and $14.5 million investment securities purchases.

Page - 29

BANK OF MARIN BANCORP

We anticipate that we will be in a borrowing position for the remainder of 2009.  We continually monitor our lending activity to ensure our liquidity position is not jeopardized.

At March 31, 2009 our cash and cash equivalents and unpledged securities maturing within one year totaled $26.2 million. The remainder of the unpledged available for sale securities portfolio of $65.4 million provides additional liquidity. Taken together, these liquid assets equaled 8.5% of our assets at March 31, 2009, compared to 9.4% at December 31, 2008. The decreased liquidity at March 31, 2009 was primarily due to loan growth exceeding deposit growth and our repurchase of $28.0 million preferred stock in the first quarter of 2009.

We anticipate that cash and cash equivalents on hand and its sources of funds will provide adequate liquidity for our operating, investing and financing needs and our regulatory liquidity requirements for the foreseeable future. Management monitors our liquidity position daily, balancing loan fundings/payments with changes in deposit activity and overnight investments. Our emphasis on local deposits combined with our 9.3% equity to assets ratio, provides a very stable funding base. In addition to cash and cash equivalents, we have substantial additional borrowing capacity including unsecured lines of credit totaling $75.0 million with correspondent banks.  Further, on March 30, 2009, we pledged a certain residential loan portfolio that increased our borrowing capacity with the FRB by $38.0 million, bringing it to $40.4 million.  As of March 31, 2009, $12.3 million was outstanding from correspondent banks and zero at FRB.  We are also a member of the FHLB and have a line of credit (secured under terms of a blanket collateral agreement by a pledge of loans, which increased significantly in the first quarter) in the amount of $228.4 million, of which $141.6 million was available at March 31, 2009, at an interest rate that is determined daily.  Borrowings under the line are limited to eligible collateral.

Undisbursed loan commitments, which are not reflected on the consolidated statement of condition, totaled $248.8 million at March 31, 2009 at rates ranging from 2.25% to 8.25%.  This amount included $128.6 million under commercial lines of credit (these commitments are contingent upon customers maintaining specific credit standards), $78.3 million under revolving home equity lines, $30.6 million under undisbursed construction loans, $4.4 million under standby letters of credit, and a remaining $6.9 million under personal and other lines of credit. These commitments, to the extent used, are expected to be funded through repayment of existing loans, deposit growth and FHLB borrowings. Over the next twelve months $83.8 million of time deposits will mature. We expect these funds to be replaced with new time or savings accounts.

The primary source of funds for Bancorp is dividends from the Bank.  The primary uses of funds for Bancorp are stockholder dividends, investment in the Bank and ordinary operating expenses.  Management anticipates that there will be sufficient earnings at the Bank level to provide dividends to Bancorp to meet its funding requirements for the foreseeable future.  Distribution from the Bank to Bancorp is subject to advance regulatory approval up to three years as set forth in the California Financial Code.

ITEM 3.	Quantitative and Qualitative Disclosure about Market Risk

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

Page - 30

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

There has been no change to the Federal funds target rate during the first quarter of 2009. We expect to be slightly asset sensitive due to our substantial loan growth (primarily variable-rate) and procurement of fixed-rate borrowings in the last two quarters. Also refer to “Market Risk Management” in our 2008 Annual Report.

ITEM 4.	Controls and Procedures

We maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information required to be disclosed is accumulated and communicated to management in a timely manner.  Management has reviewed this system of disclosure controls and procedures as of the end of the period covered by this report and believes that the system is operating effectively to ensure appropriate disclosure.  No significant changes were made in our internal controls over financial reporting during the quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Page - 31

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

We are responsible for our proportionate share of certain litigation indemnifications provided to Visa U.S.A. by its member banks in connection with lawsuits related to anti-trust charges and interchange fees. In November 2007, Visa Inc. settled antitrust litigation with American Express Travel Related Services (“AMEX”) for $2.1 billion.  As a member bank of Visa U.S.A., we were responsible for our proportionate share of certain litigation indemnification obligations to Visa Inc. including $142 thousand for the AMEX litigation and $100 thousand estimated for other antitrust litigation.  In March of 2008, we reversed our liability because, subsequent to Visa Inc.’s IPO on March 19, 2008, it established an escrow account for $3.0 billion from which it paid the initial amount owed under the AMEX settlement and planned to pay the required quarterly AMEX payments and additional identified antitrust settlements as they occurred.  The funding of the escrow was accomplished through a reduction in the conversion factor of Visa Inc. Class B shares held by the member banks that are available for conversion to Class A shares.

On October 27, 2008 Visa Inc. announced another settlement with the other major antitrust litigant, Discover Financial Services, Inc., for $1.9 billion, of which $1.7 billion is the responsibility of member banks.  On December 19, 2008 Visa Inc. deposited another $1.1 billion directly into the litigation escrow account to cover the settlement through a further reduction in the conversion factor of Visa Inc. Class B shares. As a result, we do not have any liability outstanding related to these two closed cases. Our proportionate share of the potential exposure related to the remaining open cases (the Attridge Litigation and the Interchange Litigation) is not expected to be material.

Item 1A	Risk Factors

There have been no material changes from the risk factors previously disclosed in our 2008 Form 10-K. Refer to “Risk Factors” in our 2008 Form 10-K, pages 11 through 16.

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds

In February 2009, our Board of Directors approved a resolution to repurchase all 28,000 shares of preferred stock from the U.S. Treasury issued under the TCPP. In March 2009, we repurchased all the preferred stock for $28 million plus accrued and unpaid dividends of $179 thousand. See also Note 7 to the consolidated financial statements in this Form 10-Q.

Item 3	Defaults Upon Senior Securities

None.

Item 4	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the first quarter of 2009.

Item 5	Other Information

None.

Item 6	Exhibits

The  following exhibits are filed as part of this report or hereby incorporated by reference to filings previously made with the SEC.

3.01	Articles of Incorporation, as amended, is incorporated by reference to Exhibit 3.01 to Bancorp’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007.

Page - 32

BANK OF MARIN BANCORP

3.02	Bylaws, as amended, is incorporated by reference to Exhibit 3.02 to Bancorp’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007.
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
4.02
Form of Warrant for Purchase of Shares of Common Stock, as amended, is incorporated by reference to Exhibit 4.4 to the Post Effective Amendment to Form S-3 filed with the Securities and Exchange Commission on April 28, 2009.

10.01	2007 Employee Stock Purchase Plan is incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8 filed with the Securities and Exchange Commission on July 24, 2007.
10.02	1989 Stock Option Plan is incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8 filed with the Securities and Exchange Commission on July 24, 2007.
10.03	1999 Stock Option Plan is incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8 filed with the Securities and Exchange Commission on July 24, 2007.
10.04	2007 Equity Plan is incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8 filed with the Securities and Exchange Commission on July 24, 2007.
10.05	Form of Change in Control Agreement is incorporated by reference to Exhibit 10.01 to Current Report Form 8-K filed with the Securities and Exchange Commission on October 31, 2007.
10.06
Form of Indemnification Agreement for Directors and Executive Officers dated August 9, 2007 is incorporated by reference to Exhibit 10.06 to Bancorp’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007.

10.07	Form of Employment Agreement dated January 23, 2009 is incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on January 26, 2009.
12.01	Schedule of Earnings to Fixed Charges and Schedule of Earnings to Fixed Charges and Preferred Dividends.
14.01	Code of Ethics is incorporated by reference to Exhibit 14.01 to Current Report on Form 8-K filed with the Securities and Exchange Commission on June 26, 2008.
31.01	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Page - 33

BANK OF MARIN BANCORP

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bank of Marin Bancorp
(registrant)

May 5, 2009	/s/ Russell A. Colombo
Date	Russell A. Colombo
President &
Chief Executive Officer

May 5, 2009	/s/ Christina J. Cook
Date	Christina J. Cook
Executive Vice President &
Chief Financial Officer

May 5, 2009	/s/ Larry R. Olafson
Date	Larry R. Olafson
Senior Vice President &
Controller

Page - 34

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

Page - 35