Form 10-Q
period 2009-06-30
Bank of Marin Bancorp
filed 2009-08-05
CIK 1403475

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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
Yes  ☐          No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b(2) of the Exchange Act.
Large accelerated filer ☐       Accelerated filer ☒      Non-accelerated filer ☐       Smaller reporting company ☐

Indicate by check mark if the registrant is a shell company, as defined in Rule 12b(2) of the Exchange Act.
Yes    ☐        No  ☒

As of July 31, 2009 there were 5,216,868 shares of common stock outstanding.

Page - 1

Page - 2

Index

PART I FINANCIAL INFORMATION

Item 1.  Financial Statements

Page - 3

Index

BANK OF MARIN BANCORP
CONSOLIDATED STATEMENT OF CONDITION
at June 30, 2009 and December 31, 2008

(in thousands, except share data; June 30, 2009 unaudited)	June 30, 2009	December 31, 2008

Assets
Cash and due from banks	$46,376	$24,926
Fed funds sold	300	---
Cash and cash equivalents	46,676	24,926

Investment securities
Held to maturity, at amortized cost	30,655	23,558
Available for sale (at fair market value, amortized cost $75,012 and $79,284 at June 30, 2009 and December 31, 2008, respectively)	76,365	79,952
Total investment securities	107,020	103,510

Loans, net of allowance for loan losses of $10,135 and $9,950 at June 30, 2009 and December 31, 2008, respectively	899,479	880,594
Bank premises and equipment, net	7,883	8,292
Interest receivable and other assets	33,301	32,235

Total assets	$1,094,359	$1,049,557

Liabilities and Stockholders' Equity

Liabilities
Deposits
Non-interest bearing	$237,571	$201,363
Interest bearing
Transaction accounts	88,353	82,223
Savings and money market	437,713	440,496
CDARS® reciprocal time	60,234	42,892
Other time	98,734	85,316
Total deposits	922,605	852,290

Federal funds purchased and Federal Home Loan Bank borrowings	55,000	56,800
Subordinated debenture	5,000	5,000
Interest payable and other liabilities	8,167	9,921

Total liabilities	990,772	924,011

Stockholders' Equity
Preferred stock, no par value, $1,000 per share liquidation preference; Authorized - 5,000,000 shares; Issued and outstanding - none and 28,000 shares at June 30, 2009 and December 31, 2008, respectively	---	27,055
Common stock, no par value
Authorized - 15,000,000 shares
Issued and outstanding - 5,205,538 and 5,146,798 at June 30, 2009 and December 31, 2008, respectively	53,047	51,965
Retained earnings	49,755	46,138
Accumulated other comprehensive income, net	785	388

Total stockholders' equity	103,587	125,546

Total liabilities and stockholders' equity	$1,094,359	$1,049,557

The accompanying notes are an integral part of these consolidated financial statements.

Page - 4

Index

BANK OF MARIN BANCORP
CONSOLIDATED STATEMENT OF OPERATIONS
for the six months ended June 30, 2009 and 2008

(in thousands, except per share amounts; unaudited)	June 30, 2009	June 30, 2008

Interest income
Interest and fees on loans	$27,085		$26,712
Interest on investment securities
Securities of U.S. Government agencies	1,677		1,749
Obligations of state and political subdivisions (tax exempt)	533		344
Corporate debt securities and other	116		167
Interest on Federal funds sold	3		113
Total interest income	29,414		29,085

Interest expense
Interest on interest bearing transaction accounts	55		184
Interest on savings and money market deposits	1,607		3,774
Interest on CDARS® reciprocal time deposits	364		5
Interest on other time deposits	810		1,400
Interest on borrowed funds	737		523
Total interest expense	3,573		5,886

Net interest income	25,841		23,199
Provision for loan losses	1,885		1,125
Net interest income after provision for loan losses	23,956		22,074

Non-interest income
Service charges on deposit accounts	867		836
Wealth Management Services	667		646
Net gain on redemption of shares in Visa, Inc.	---		457
Other income	976		1,042
Total non-interest income	2,510		2,981

Non-interest expense
Salaries and related benefits	8,764		8,193
Occupancy and equipment	1,619		1,561
Depreciation and amortization	686		645
FDIC insurance	1,149		235
Data processing	773		875
Professional services	818		825
Other expense	2,348		1,807
Total non-interest expense	16,157		14,141
Income before provision for income taxes	10,309		10,914

Provision for income taxes	3,947		4,252
Net income	$6,362		$6,662

Preferred stock dividends and accretion	$(1,299)	$	---
Net income available to common stockholders	$5,063		$6,662

Net income per common share:
Basic	$0.98		$1.30
Diluted	$0.97		$1.27

Weighted average shares used to compute net income per common share:
Basic	5,155		5,137
Diluted	5,199		5,232

Dividends declared per common share	$0.28		$0.28

The accompanying notes are an integral part of these consolidated financial statements.

Page - 5

Index

BANK OF MARIN BANCORP
CONSOLIDATED STATEMENT OF OPERATIONS
for the three months ended June 30, 2009, March 31, 2009 and June 30, 2008

(in thousands, except per share amounts; unaudited)	June 30, 2009		March 31, 2009	June 30, 2008

Interest income
Interest and fees on loans		$13,623	$13,462		$13,400
Interest on investment securities
Securities of U.S. Government agencies		809	868		882
Obligations of state and political subdivisions (tax exempt)		287	246		183
Corporate debt securities and other		115	1		78
Interest on Federal funds sold		3	---		1
Total interest income		14,837	14,577		14,544

Interest expense
Interest on interest bearing transaction accounts		31	24		96
Interest on savings and money market deposits		817	790		1,583
Interest on CDARS® reciprocal time deposits		183	181		4
Interest on other time deposits		397	413		650
Interest on borrowed funds		376	361		302
Total interest expense		1,804	1,769		2,635

Net interest income		13,033	12,808		11,909
Provision for loan losses		700	1,185		510
Net interest income after provision for loan losses		12,333	11,623		11,399

Non-interest income
Service charges on deposit accounts		432	435		430
Wealth Management Services		351	316		310
Other income		490	486		539
Total non-interest income		1,273	1,237		1,279

Non-interest expense
Salaries and related benefits		4,418	4,346		4,035
Occupancy and equipment		842	777		793
Depreciation and amortization		336	350		327
FDIC insurance		832	317		112
Data processing		392	381		430
Professional services		395	423		419
Other expense		1,385	963		1,024
Total non-interest expense		8,600	7,557		7,140
Income before provision for income taxes		5,006	5,303		5,538

Provision for income taxes		1,873	2,074		2,152
Net income		$3,133	$3,229		$3,386

Preferred stock dividends and accretion	$	---	$(1,299)	$	---
Net income available to common stockholders		$3,133	$1,930		$3,386

Net income per common share:
Basic		$0.61	$0.38		$0.66
Diluted		$0.60	$0.37		$0.65

Weighted average shares used to compute net income per common share:
Basic		5,164	5,146		5,139
Diluted		5,214	5,184		5,226

Dividends declared per common share		$0.14	$0.14		$0.14

The accompanying notes are an integral part of these consolidated financial statements.

Page - 6

Index

BANK OF MARIN BANCORP
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
for the year ended December 31, 2008 and the six months ended June 30, 2009

				Accumulated Other
					Comprehensive
	Preferred	Common Stock		Retained	Income (Loss),
(dollars in thousands; activities in 2009 unaudited )	Stock	Shares	Amount	Earnings	Net of Taxes	Total
Balance at December 31, 2007	---	5,122,971	$51,059	$36,983	$(268)	$87,774
Comprehensive income:
Net income	---	---	---	12,150	---	12,150
Other comprehensive income
Net change in unrealized gain (loss) on available for sale securities (net of tax effect of $475)	---	---	---	---	656	656
Comprehensive income	---	---	---	12,150	656	12,806
Issuance of preferred stock	27,039	---	---	---	---	27,039
Issuance of common stock warrant	---	---	961	---	---	961
Stock options exercised	---	95,298	1,384	---	---	1,384
Excess tax benefit - stock-based compensation	---	---	380	---	---	380
Common stock repurchased, including commission costs	---	(88,316)	(2,526)	---	---	(2,526)
Stock issued under employee stock purchase plan	---	1,253	32	---	---	32
Stock-based compensation - stock options	---	---	404	---	---	404
Restricted stock granted	---	6,700	---	---	---	---
Stock-based compensation - restricted stock	---	---	24	---	---	24
Cash dividends paid on common stock	---	---	---	(2,882)	---	(2,882)
Dividends on preferred stock	---	---	---	(97)	---	(97)
Accretion of preferred stock	16	---	---	(16)	---	---
Stock issued in payment of director fees	---	8,892	247	---	---	247
Balance at December 31, 2008	27,055	5,146,798	51,965	46,138	388	125,546
Net income	---	---	---	6,362	---	6,362
Other comprehensive income
Net change in unrealized gain on available for sale securities (net of tax effect of $288)	---	---	---	---	397	397
Comprehensive income	---	---	---	6,362	397	6,759
Accretion of preferred stock	945	---	---	(945)	---	---
Repurchase of preferred stock	(28,000)	---	---	---	---	(28,000)
Stock options exercised	---	41,460	530	---	---	530
Excess tax benefit - stock-based compensation	---	---	220	---	---	220
Stock issued under employee stock purchase plan	---	501	11	---	---	11
Restricted stock granted	---	11,575	---	---	---	---
Stock-based compensation - stock options	---	---	167	---	---	167
Stock-based compensation - restricted stock	---	---	31	---	---	31
Cash dividends paid on common stock	---	---	---	(1,446)	---	(1,446)
Dividends on preferred stock	---	---	---	(354)	---	(354)
Stock issued in payment of director fees	---	5,204	123	---	---	123
Balance at June 30, 2009	---	5,205,538	$53,047	$49,755	$785	$103,587

The accompanying notes are an integral part of these consolidated financial statements.

Page - 7

Index

BANK OF MARIN BANCORP
CONSOLIDATED STATEMENT OF CASH FLOWS
for the six months ended June 30, 2009 and 2008

(in thousands, unaudited)	June 30, 2009	June 30, 2008

Cash Flows from Operating Activities:
Net income	$6,362	$6,662
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,885	1,125
Compensation payable in common stock for director fees	110	140
Stock-based compensation expense	198	228
Excess tax benefits from exercised stock options	(122)	(59)
Amortization and accretion of investment security premiums, net	220	135
Loss on sale of investment securities	19	2
Depreciation and amortization	686	645
Net gain on redemption of shares in Visa, Inc.	---	(457)
Loss on disposal of premises and equipment	---	14
Net change in operating assets and liabilities:
Interest receivable	106	199
Interest payable	58	3
Deferred rent and other rent-related expenses	125	79
Other assets	(1,459)	2,872
Other liabilities	98	472
Total adjustments	1,924	5,398
Net cash provided by operating activities	8,286	12,060

Cash Flows from Investing Activities:
Purchase of securities held-to-maturity	(8,438)	(8,135)
Purchase of securities available-for-sale	(19,394)	(40,607)
Proceeds from sale of securities	1,065	21,489
Proceeds from paydowns/maturity of:
Securities held-to-maturity	200	765
Securities available-for-sale	23,502	34,388
Loans originated and principal collected, net	(22,475)	(74,808)
Additions to premises and equipment	(277)	(1,473)
Net cash used in investing activities	(25,817)	(68,381)

Cash Flows from Financing Activities:
Net increase (decrease) in deposits	70,315	(33,422)
Proceeds from stock options exercised	530	901
Net (decrease) increase in Federal Funds purchased and Federal Home Loan Bank borrowings	(1,800)	46,800
Preferred stock repurchased	(28,000)	---
Common stock repurchased	---	(1,701)
Cash dividends paid on common stock	(1,446)	(1,442)
Cash dividends paid on preferred stock	(451)	---
Stock issued under employee stock purchase plan	11	16
Excess tax benefits from exercised stock options	122	59
Net cash provided by financing activities	39,281	11,211

Net increase (decrease) in cash and cash equivalents	21,750	(45,110)
Cash and cash equivalents at beginning of period	24,926	76,265

Cash and cash equivalents at end of period	$46,676	$31,155

Non-Cash Transactions: The six months ended June 30, 2009 reflects non-cash financing items of $123 thousand for stock issued to pay director fees and $945 thousand for accretion of preferred stock. The six months ended June 30, 2008 reflects a non-cash financing item of $117 thousand for stock issued to pay director fees.

The accompanying notes are an integral part of these consolidated financial statements.

Page - 8

Index

BANK OF MARIN BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Introductory Explanation

References in this report to “Bancorp” mean the Bank of Marin Bancorp as the parent holding company for Bank of Marin, the wholly-owned subsidiary (the “Bank”). References to “we,” “our,” “us” mean the holding company and the Bank that are consolidated for financial reporting purposes.

Note 1:  Basis of Presentation

The consolidated financial statements include the accounts of Bancorp and its only wholly-owned bank subsidiary, the Bank. All material intercompany transactions have been eliminated. In the opinion of Management, the unaudited interim consolidated financial statements contain all adjustments necessary to present fairly our financial position, results of operations, changes in stockholders' equity and cash flows. All adjustments are of a normal, recurring nature. Management has evaluated subsequent events for potential recognition and/or disclosure through the issuance date of this Form 10-Q, and has determined that there were no subsequent events that require recognition or disclosure.

Certain information and footnote disclosures presented in the annual financial statements are not included in the interim consolidated financial statements.  Accordingly, the accompanying unaudited interim consolidated financial statements should be read in conjunction with our 2008 Annual Report on Form 10-K.  The results of operations for the six months ended June 30, 2009 are not necessarily indicative of the operating results for the full year.

The following table shows: 1) weighted average basic shares, 2) potential common shares related to stock options, non-vested restricted stock and stock warrant, and 3) weighted average diluted shares. Net income available to common stockholders is calculated as net income reduced by dividends accumulated on preferred stock and amortization of discounts on the preferred stock. Basic earnings per share (“EPS”) are calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding during each period.  The number of potential common shares included in quarterly diluted EPS is computed using the average market prices during the three months included in the reporting period. For year-to-date diluted EPS, the number of potential common shares included in the denominator is determined by computing a year-to-date weighted average of the number of potential common shares included in each quarterly diluted EPS computation. Our calculation of weighted average shares includes two classes of our outstanding common stock: common stock and unvested restricted stock awards. Holders of restricted stock awards receive non-forfeitable dividends at the same rate as common stockholders and they both share equally in undistributed earnings.

Page - 9

Index

BANK OF MARIN BANCORP

	Three months ended			Six months ended
(in thousands, except per share data; unaudited)	June 30, 2009	March 31, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Weighted average basic shares outstanding	5,164	5,146	5,139	5,155	5,137
Add: Potential common shares related to stock options	49	38	87	43	95
Potential common shares related to nonvested restricted stock	1	---	---	1	---
Weighted average diluted shares outstanding	5,214	5,184	5,226	5,199	5,232

Net income	$3,133	$3,229	$3,386	$6,362	$6,662
Preferred stock dividends and accretion	---	(1,299)	---	(1,299)	---
Net income available to common stockholders	$3,133	$1,930	$3,386	$5,063	$6,662

Basic EPS	$0.61	$0.38	$0.66	$0.98	$1.30
Diluted EPS	$0.60	$0.37	$0.65	$0.97	$1.27

Weighted average anti-dilutive shares not included in the calculation of diluted EPS
Stock options	299	283	236	290	227
Nonvested restricted stock	5	7	---	17	---
Warrants	154	154	---	154	---
Total anti-dilutive shares	458	444	236	461	227

Note 2: Recently Issued Accounting Standards

In June 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 168”). SFAS No. 168 establishes the FASB Accounting Standards CodificationTM (the “Codification” or “ASC”) to become the source of authoritative U.S. generally accepted accounting principles (“U.S. GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also included in the Codification as sources of authoritative U.S. GAAP for SEC registrants. SFAS No. 168 and the Codification are effective for financial statements issued for interim and annual periods ending after September 15, 2009.  When effective, the Codification will supersede all existing non-SEC accounting and reporting standards. Following Statement 168, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, the FASB will issue Accounting Standards Updates, which will serve only to: (a) update the Codification; (b) provide background information about the guidance; and (c) provide the bases for conclusions on the change(s) in the Codification. We will follow the guidelines in the Codification beginning July 1, 2009.

In May 2009, the FASB issued FASB Statement No. 165, Subsequent Events (“SFAS No. 165”, ASC 855), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, it sets forth: a) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; b) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and c) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. We have adopted SFAS No. 165 in the quarter ended June 30, 2009 and the adoption of SFAS No. 165 did not have a significant impact on our financial condition or results of operations.

On April 9, 2009, FASB issued three FASB Staff Positions (“FSP”) intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities:

1. FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (ASC 825-10-50), amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments (“SFAS No. 107”), to require an entity to provide quantitative and qualitative disclosures about fair value of any financial instruments for interim reporting periods as well as in annual financial statements. Prior to issuing this FSP, fair values for these assets and liabilities were only disclosed annually. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. We have adopted FSP 107-1 and APB 28-1 in the quarter ended June 30, 2009 and the adoption did not have a significant impact on our financial condition or results of operations. See Note 3 below for further information.

Page - 10

Index

BANK OF MARIN BANCORP

2. FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (ASC 320-10-35), is intended to bring greater consistency to the timing of impairment recognition, and provide greater clarity to investors about the credit and non-credit components of impaired debt securities that are not expected to be sold. Further, it replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis. The FSP also requires increased and more timely disclosures sought by investors regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. When adopting FSP FAS 115-2 and FAS 124-2, an entity is required to record a cumulative-effect adjustment as of the beginning of the period of adoption to reclassify the non-credit component of a previously recognized other-than-temporary impairment from retained earnings to accumulated other comprehensive income if the entity does not intend to sell the security and it is more likely than not that the entity will not be required to sell the security before recovery. We have adopted FSP FAS 115-2 and FAS 124-2 FSP for the quarter ended June 30, 2009 and the adoption did not have a significant impact on our financial condition or results of operations. See Note 4 for further information.

3. FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (ASC 820-10-35-15A), reaffirms the objective of fair value measurement stated in FASB Statement No. 157, Fair Value Measurements (“SFAS No. 157”) — to reflect how much an asset would be sold for in an orderly transaction (as opposed to a distressed or forced transaction) at the date of the financial statements under current market conditions. Specifically, it reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. It also requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence. Adoption of FSP FAS 157-4 did not have a significant impact on our financial condition or results of operations.

Note 3:  Fair Value of Assets and Liabilities

Fair Value Hierarchy and Fair Value Measurement

We group our assets and liabilities that are recorded at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:

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

The following table summarizes our assets and liabilities that were required to be recorded at fair value on a recurring basis at June 30, 2009. All of our assets or liabilities recorded at fair value on a recurring basis were valued using Level 2 inputs as of June 30, 2009.

Page - 11

Index

BANK OF MARIN BANCORP

(in thousands) Description of Financial Instruments	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Balance at June 30, 2009 (unaudited):
Securities available for sale	$76,365	$	---	$76,365	$	---

Derivative financial assets	$38	$	---	$38	$	---

Derivative financial liabilities	$1,853	$	---	$1,853	$	---

Balance at December 31, 2008:
Securities available for sale	$79,952	$	---	$79,952	$	---

Derivative financial liabilities	$3,456	$	---	$3,456	$	---

Securities available for sale are recorded at fair value on a recurring basis. When available, quoted market prices (Level 1) are used to determine the fair value of securities available for sale. If quoted market prices are not available, we obtain pricing information from a reputable third-party service provider, who may utilize valuation techniques that use current market-based or independently sourced parameters, such as bid/ask prices, dealer-quoted prices, interest rates, benchmark yield curves, prepayment speeds, and credit spreads (Level 2).  Level 1 securities include those traded on active markets, including U.S. Treasury securities.  Level 2 securities include U.S. agencies’ debt securities, mortgage-backed securities and corporate collateralized mortgage obligations.

On a recurring basis, derivative financial instruments are recorded at fair value, which is based on the income approach using observable Level 2 market inputs, reflecting market expectations of future interest rates as of the measurement date.  Standard valuation techniques are used to calculate the present value of the future expected cash flows assuming an orderly transaction.  Valuation adjustments may be made to reflect both our own credit risk and the counterparties’ credit quality in determining the fair value of the derivatives. Level 2 inputs for the valuations are limited to observable market prices for London Interbank Offered Rate (“LIBOR”) cash rates (for the very short term), quoted prices for LIBOR futures contracts, observable market prices for LIBOR swap rates, and one-month and three-month LIBOR basis spreads at commonly quoted intervals.  Mid-market pricing of the inputs is used as a practical expedient in the fair value measurements.  Key inputs for interest rate valuations are used to project spot rates at resets specified by each swap, as well as to discount those future cash flows to present value at the measurement date.  When the value of any collateral placed with counterparties is less than the interest rate derivative liability, the interest rate liability position is further discounted to reflect our potential credit risk to counterparties.  We have used the spread over LIBOR on the Federal Home Loan Bank San Francisco (“FHLB”) fixed-rate credit advance corresponding to the duration of the swaps to calculate this credit-risk-related discount of future cash flows.

Certain financial assets may be measured at fair value on a non-recurring basis. These assets are subject to fair value adjustments that result from the application of the lower of cost or fair value accounting or write-downs of individual assets. For example, when a loan is identified as impaired, it is reported at the lower of cost or fair value, measured based on the loan's observable market price (Level 1), the present value of expected future cash flows discounted at the loan’s original effective interest rate (Level 2), or the current appraised value of the underlying collateral securing the loan if the loan is collateral dependent (Level 3).  Securities held to maturity may be written down to fair value (determined using the same techniques discussed above for securities available for sale) as a result of an other-than-temporary impairment, if any.

The following table presents the carrying value of financial instruments by level within the fair value hierarchy as of June 30, 2009, for which a non-recurring change in fair value has been recorded.

Page - 12

Index

BANK OF MARIN BANCORP

	At June 30, 2009
(in thousands; unaudited) Description of Financial Instruments	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2) (a)	Significant Unobservable Inputs (Level 3) (b)	Losses for the three months ended June 30, 2009 (c)	Losses for the six months ended June 30, 2009 (c)
Loans carried at fair value	$4,417	$	---	$326	$4,091	$1,003	$1,955

(a) Represents impaired loan principal balances net of specific valuation allowance of $32 thousand, determined using the discounted cash flow method.
(b) Represents collateral-dependent loan principal balances that had been written down to the appraised value of the underlying collateral. The carrying value of loans fully charged-off, which includes unsecured lines of credit, overdrafts and all other loans, is zero.
(c) Represents charge-offs during the period presented and the specific valuation allowance established on loans during the period.

Disclosures about Fair Value of Financial Instruments

The table below is a summary of fair value estimates for financial instruments as of June 30, 2009 and December 31, 2008, excluding financial instruments recorded at fair value on a recurring basis (summarized in a separate table). The carrying amounts in the following table are recorded in the statement of condition under the indicated captions. We have not included assets and liabilities that are not defined as financial instruments under U.S. GAAP, such as Bank premises and equipment, deferred taxes and other liabilities. In addition, we have not disclosed the fair value of financial instruments specifically excluded from disclosure requirements, such as Bank-owned life insurance policies.

	June 30, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
(in thousands; 2009 amounts unaudited)	Amounts	Value	Amounts	Value
Financial assets
Cash and cash equivalents	$46,676	$46,676	$24,926	$24,926
Investment securities held to maturity	30,655	30,375	23,558	23,135
Loans, net	899,479	891,165	880,594	896,628
Interest receivable	3,975	3,975	4,081	4,081
Financial liabilities
Deposits	922,605	923,717	852,290	853,187
Federal funds purchased overnight and Federal Home Loan Bank short-term borrowings	---	---	21,800	21,800
Federal Home Loan Bank long-term borrowings	55,000	52,919	35,000	34,137
Subordinated debenture	5,000	5,000	5,000	5,000
Interest payable	976	976	918	918

Following is a description of methods and assumptions used to estimate the fair value of each class of financial instrument not recorded at fair value but required for disclosure purposes:

Cash and Cash Equivalents – The carrying amounts of cash and cash equivalents approximate their fair value because of the short-term nature of these instruments.

Held-to-maturity Securities - Held-to-maturity securities, which generally consist of obligations of state & political subdivisions, are recorded at their amortized cost. Their fair value for disclosure purposes is determined using methodologies similar to those described above for available-for-sale securities using Level 2 inputs. If Level 2 inputs are not available, we may utilize pricing models that incorporate unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities (Level 3).  As of June 30, 2009, we did not hold any securities whose fair value were measured using significant unobservable inputs.

Loans - The fair value of loans with variable interest rates approximates their current carrying value, because their rates are regularly adjusted to current market rates.  The fair value of fixed rate loans or variable loans at negotiated interest rate floors or ceilings with remaining maturities in excess of one year is estimated by discounting the future cash flows using current market rates at which similar loans would be made to borrowers with similar credit ratings and similar remaining maturities.

Page - 13

Index

BANK OF MARIN BANCORP

Interest Receivable and Payable - The accrued interest receivable and payable balances approximate their fair value due to the short-term nature of their settlement dates.

Deposits - The fair value of non-interest bearing deposits, interest bearing transaction accounts, savings accounts and money market accounts is the amount payable on demand at the reporting date.  The fair value of time deposits is estimated by discounting the future cash flows using current rates offered for deposits of similar remaining maturities.

Federal Funds Purchased Overnight and Federal Home Loan Bank Short-term Borrowings - The balance represents its fair value as these borrowings settle overnight.

Federal Home Loan Bank Long-term Borrowings - The fair value is estimated by discounting the future cash flows using current rates offered by the FHLB for similar credit advances corresponding to the remaining duration of our fixed-rate credit advances.

Subordinated Debenture - The carrying amount approximates its fair value as it has a variable interest rate indexed to the three-month LIBOR.

Commitments - Loan commitments and standby letters of credit generate ongoing fees, which are recognized over the term of the commitment period. In situations where the borrower's credit quality has declined, we record a reserve for these off-balance sheet commitments. Given the uncertainty in the likelihood and timing of a commitment being drawn upon, a reasonable estimate of the fair value of these commitments is the carrying value of the related unamortized loan fees plus the reserve, which is not material.

Note 4:  Investment Securities

Our investment securities portfolio at June 30, 2009 consists primarily of U.S. government agency securities, including mortgage-backed securities (“MBS”) and collateralized mortgage obligations (“CMOs”) issued or guaranteed by FNMA, FHLMC, or GNMA. Our portfolio also includes obligations of state and political subdivisions, debentures issued by government-sponsored agencies including FHLB, Federal Farm Credit Bank and FNMA, as well as corporate CMOs, as reflected in the table below.

	June 30, 2009				December 31, 2008
	Amortized	Fair	Gross Unrealized		Amortized	Fair	Gross Unrealized
(in thousands; June 30, 2009 unaudited)	Cost	Value	Gains	(Losses)	Cost	Value	Gains	(Losses)
Held to maturity
Obligations of state and political subdivisions	$30,655	$30,375	$468	$(748)	$23,558	$23,135	$373	$(796)

Available for sale
Securities of U. S. government agencies:
MBS pass-through securities issued by FNMA and FHLMC	9,670	9,845	189	(14)	8,135	8,249	114	---
CMOs issued by FNMA	18,519	18,939	420	---	15,289	15,468	183	(4)
CMOs issued by FHLMC	20,261	20,702	441	---	24,308	24,452	165	(21)
CMOs issued by GNMA	14,761	15,049	304	(16)	13,160	13,341	219	(38)
Debentures of government sponsored agencies	5,000	5,062	74	(12)	17,000	17,072	116	(44)
Corporate CMOs	6,801	6,768	2	(35)	1,392	1,370	---	(22)
Total available for sale	75,012	76,365	1,430	(77)	79,284	79,952	797	(129)

Total investment securities	$105,667	$106,740	$1,898	$(825)	$102,842	$103,087	$1,170	$(925)

The amortized cost and fair value of investment securities at June 30, 2009 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

Page - 14

Index

BANK OF MARIN BANCORP

	June 30, 2009
	Held to Maturity		Available for Sale
(in thousands; unaudited)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
After one but within five years	$4,391	$4,531	$2,000	$2,075
After five years through ten years	10,882	10,977	12,745	13,025
After ten years	15,382	14,867	60,267	61,265
Total	$30,655	$30,375	$75,012	$76,365

Investment securities carried at $29.2 million and $28.4 million were pledged at June 30, 2009 and December 31, 2008, respectively. In June 2009, four held-to-maturity securities issued by the same issuer with a combined carrying value of $1.1 million were sold due to evidence of significant deterioration of creditworthiness.  The proceeds from the sale totaled $1.1 million and the transaction resulted in a loss of $19 thousand recorded in earnings.

Other-Than-Temporarily Impaired Debt Securities

For each security in an unrealized loss position, we assess whether we intend to sell the security, or it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis less any current-period credit losses. For debt securities that are considered other-than-temporarily impaired and that we do not intend to sell and will not be required to sell prior to recovery of our amortized cost basis, we separate the amount of the impairment into the amount that is credit related (credit loss component) and the amount due to all other factors. The credit loss component is recognized in earnings and is calculated as the difference between the security’s amortized cost basis and the present value of its expected future cash flows. The remaining difference between the security’s fair value and the present value of future expected cash flows is deemed to be due to factors that are not credit related and is recognized in other comprehensive income.

We do not have the intent to sell the securities that are temporarily impaired, and it is more likely than not that we will not have to sell those securities before recovery of the cost basis. Additionally, we have evaluated the credit ratings of our investment securities and their issuers and/or insurers, if applicable. Based on our evaluation, Management has determined that no investment security in our investment portfolio is other-than-temporarily impaired.

Thirty-four and thirty-seven investment securities were in unrealized loss positions at June 30, 2009 and December 31, 2008, respectively. They are summarized and classified according to the duration of the loss period as follows:

June 30, 2009	< 12 continuous months		> 12 continuous months		Total Securities in a loss position
(In thousands; unaudited)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
Held-to-maturity
Obligations of state & political subdivisions	$14,514	$(321)	$2,674	$(427)	$17,188	$(748)

Available for sale
Securities of U. S. Government Agencies	7,126	(42)	---	---	7,126	(42)
Corporate CMOs	6,205	(34)	103	(1)	6,308	(35)
Total available for sale	13,331	(76)	103	(1)	13,434	(77)
Total temporarily impaired securities	$27,845	$(397)	$2,777	$(428)	$30,622	$(825)

December 31, 2008	< 12 continuous months		> 12 continuous months		Total Securities in a loss position
(In thousands)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
Held-to-maturity
Obligations of state & political subdivisions	$10,449	$(430)	$1,819	$(366)	$12,268	$(796)

Available for sale
Securities of U. S. Government Agencies	23,369	(107)	---	---	23,369	(107)
Corporate CMOs	643	(15)	727	(7)	1,370	(22)
Total available for sale	24,012	(122)	727	(7)	24,739	(129)
Total temporarily impaired securities	$34,461	$(552)	$2,546	$(373)	$37,007	$(925)

Page - 15

Index

BANK OF MARIN BANCORP

The unrealized losses associated with debt securities of U.S. government agencies are primarily driven by changes in interest rates and not due to the credit quality of the securities. Further, securities backed by GNMA, FNMA, or FHLMC have the guarantee of the full faith and credit of the U.S. Government. Obligations of U.S. states and political subdivisions in our portfolio are all investment grade without delinquency history. The majority of the unrealized loss amount of the obligations of state and political subdivisions relates to one debenture with payments collected through property tax assessments in an affluent community.  These securities will continue to be monitored as part of our ongoing impairment analysis, but are expected to perform. As a result, we concluded that these securities were not other-than-temporarily impaired at June 30, 2009.

The unrealized losses associated with corporate CMO’s are primarily related to securities backed by residential mortgages. A majority of these securities were AAA-rated by at least one major rating agency. We estimate loss projections for each security by assessing loans collateralizing the security and determining expected default rates and loss severities. Based upon our assessment of expected credit losses of each security given the performance of the underlying collateral and credit enhancements where applicable, we concluded that these securities were not other-than-temporarily impaired at June 30, 2009.

Securities Carried at Cost

As a member of the FHLB, we are required to maintain a minimum investment in the FHLB capital stock determined by the Board of Directors of the FHLB. The minimum investment requirements can also increase in the event we need to increase our borrowing capacity with the FHLB. We held $4.7 million and $3.9 million of FHLB stock recorded at cost in other assets at June 30, 2009 and December 31, 2008, respectively. In January 2009, the FHLB notified us that they temporarily suspended dividend payments on stock in order to build up higher retained earnings and to preserve their capital. On July 30, 2009, the FHLB declared a cash dividend for the second quarter of 2009 at an annualized dividend rate of 0.84%.  Management does not believe that the temporary suspension and/or reduction of dividends on FHLB stock resulted in other-than-temporary-impairment on our investment in FHLB stock, as we expect to be able to redeem this stock at cost.

In addition, as a member bank of Visa Inc., we hold 16,939 shares of Visa Inc. Class B common stock at a zero cost basis.  These shares are restricted from resale until their conversion into Class A (voting) shares on March 25, 2011.

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

Activity in the allowance for loan losses follows:

	Three months ended			Six months ended
(in thousands; unaudited)	June 30, 2009	March 31, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Beginning balance	$10,289	$9,950	$8,199	$9,950	$7,575
Provision for loan loss charged to expense	700	1,185	510	1,885	1,125
Loans charged off	(971)	(875)	(156)	(1,846)	(158)
Loan loss recoveries	117	29	2	146	13
Ending balance	$10,135	$10,289	$8,555	$10,135	$8,555

Total loans held in portfolio at end of period, before deducting allowance for loan losses	$909,614	$921,559	$799,510	909,614	$799,510

Ratio of allowance for loan losses to loans held in portfolio	1.11%	1.12%	1.07%	1.11%	1.07%
Non-accrual loans at period end	$5,909	$7,419	$236	$5,909	$236
Average recorded investmnet in impaired loans	$7,916	$7,782	$321	$7,855	$267

The gross interest income that would have been recorded had non-accrual loans been current totaled $199 thousand in the quarter ended June 30, 2009, $147 thousand in the quarter ended March 31, 2009, and $6 thousand in the quarter ended June 30, 2008.  We recognized $10 thousand of interest income on non-accrual loans during the quarter and six-month period ended June 30, 2009, as cash payments were received.

Page - 16

Index

BANK OF MARIN BANCORP

Impaired loan balances totaled $6.2 million, $7.6 million and $236 thousand at June 30, 2009, March 31, 2009 and June 30, 2008, respectively, with a specific valuation allowance of $32 thousand, $118 thousand and zero, respectively. The amount of the recorded investment in impaired loans for which there is no related specific valuation allowance for loan losses totaled $5.8 million, $4.7 million and $236 thousand at June 30, 2009, March 31, 2009 and June 30, 2008, respectively. We charged off substantially all of our estimated losses related to specific loans during each time period presented. The charged-off portion of impaired loans outstanding at June 30, 2009 totaled approximately $2.2 million.  These impaired loans were primarily comprised of collateral dependent construction, commercial real estate, and commercial loans.  At June 30, 2009, we had no available commitments to extend credit on impaired loans.  The principal balance on loans whose contractual terms have been restructured in a manner which grants a concession to a borrower experiencing financial difficulties was $251 thousand at June 30, 2009, $199 thousand at March 31, 2009 and zero at June 30, 2008.  These amounts have been included in the impaired loan totals noted above.  All such loans were current in their payments and accruing interest at each period end.

Note 6: Borrowings

Federal Funds Purchased– We have unsecured lines of credit totaling $75.0 million with correspondent banks for overnight borrowings.  In general, interest rates on these lines approximate the Federal funds target rate. At June 30, 2009 and December 31, 2008, we had no overnight borrowings outstanding under these credit facilities.

Federal Home Loan Bank Borrowings – As of June 30, 2009 and December 31, 2008, we had lines of credit with the FHLB totaling $235.0 million and $195.8 million, respectively.  At June 30, 2009 and December 31, 2008, FHLB overnight borrowings totaled zero and $21.8 million, respectively.

On February 5, 2008, we entered into a ten-year borrowing agreement under the same FHLB line of credit for $15.0 million at a fixed rate of 2.07%. Interest-only payments are required every three months until maturity. Although the entire principal is due on February 5, 2018, the FHLB has the unconditional right to accelerate the due date on November 5, 2009 and every three months thereafter (the “put dates”). If the FHLB exercises its right to accelerate the due date, the FHLB will offer replacement funding at the current market rate, subject to certain conditions. We must comply with the put date, but are not required to accept replacement funding.

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

At June 30, 2009, $180.0 million was remaining as available for borrowing from the FHLB under a formula based on eligible collateral, mainly a portfolio of loans. The FHLB overnight borrowing and the FHLB line of credit are secured by essentially all of our financial assets, including loans, investment securities, cash and cash equivalents under a blanket lien.

Federal Reserve Line of Credit – We also have a line of credit with the Federal Reserve Bank of San Francisco (“FRB”), collateralized by an agency security. On March 30, 2009, we also pledged a certain residential loan portfolio that increased our borrowing capacity with the FRB.  At June 30, 2009 and December 31, 2008, we have borrowing capacity under this line totaling $31.8 and $2.9 million, respectively, and had no outstanding borrowings with the FRB.

Subordinated Debt – On June 17, 2004 we issued a 15-year, $5.0 million subordinated debenture through a pooled trust preferred program, which matures on June 17, 2019.  We have the right to redeem the debenture, in whole or in part, at the redemption price at principal amounts in multiples of $1.0 million on any interest payment date on or after June 17, 2009.  The interest rate on the debenture changes quarterly and is paid quarterly at the three-month LIBOR plus 2.48%. The rate at June 30, 2009 was 3.09%. The debenture is subordinated to the claims of depositors and our other creditors.

Note 7:  Stockholders' Equity

Preferred Stock

Pursuant to the U.S. Treasury Capital Purchase Program (the “TCPP”), on December 5, 2008, we issued to the U.S. Treasury 28,000 shares of senior preferred stock with a zero par value and a $1,000 per share liquidation preference, along with a warrant to purchase 154,242 shares of common stock at a per share exercise price of $27.23, in exchange for aggregate consideration of $28.0 million.  The proceeds of $28 million were allocated between the preferred stock and the warrant with $27.0 million allocated to preferred stock and $961 thousand allocated to the warrant, based on their relative fair value at the time of issuance. The discount on the preferred stock (i.e., difference between the initial carrying amount and the liquidation amount) was calculated to be amortized over the five-year period preceding the 9% perpetual dividend, using the effective yield method. The preferred stock called for a 5% coupon dividend rate for the first five years and 9% thereafter. The warrant was immediately exercisable and expires 10 years after the issuance date.

Page - 17

Index

BANK OF MARIN BANCORP

Under the American Recovery and Reinvestment Act of 2009, which allows participants in the TCPP to withdraw from the program, we repurchased all 28,000 shares of outstanding preferred stock from the U.S. Treasury at $28 million plus accrued but unpaid dividends of $179 thousand on March 31, 2009. At the time of repurchase, we accelerated the remaining accretion of the preferred stock totaling $945 thousand through retained earnings in accordance with accounting requirements, reducing our net income available to common stockholders.  The warrant to purchase 154,242 shares of our common stock remains outstanding. On June 26, 2009, the Treasury issued guidance on the process banks can use to repurchase warrants under the TCPP. We currently do not intend to repurchase the warrant from the Treasury under these guidelines.

Common Dividends

A summary of cash dividends paid to common stockholders, which are recorded as a reduction of retained earnings, is presented below.

	Three months ended			Six months ended
(in thousands, except per share data; unaudited)	June 30, 2009	March 31, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Cash dividends	$724	$722	$722	$1,446	$1,442
Cash dividends per share	$0.14	$0.14	$0.14	$0.28	$0.28

Share-Based Payments

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

Stock-based compensation also includes compensation expense related to the issuance of non-vested restricted common shares pursuant to the 2007 Equity Plan.  The grant-date fair value of the restricted common shares, which is equal to its intrinsic value, is recorded as compensation expense over the requisite service period with a corresponding increase in common stock as the shares vest. Any excess tax benefit on the vesting of these shares will also be recorded as increase in common stock and a corresponding decrease in current taxes payable. The holders of the non-vested restricted common shares are entitled to dividends on the same per-share ratio as the holders of common stock. Dividends paid on the portion of share-based awards not expected to vest are also included in stock-based compensation expense. Tax benefits on dividends paid on the portion of share-based awards expected to vest are recorded as increase to common stock with a corresponding decrease in current taxes payable.

Stock-based compensation and tax benefits on exercised options are shown below.

	Three months ended			Six months ended
(in thousands; unaudited)	June 30, 2009	March 31, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Stock-based compensation	$102	$96	$108	$198	$228
Excess (deficient) tax benefits on exercised options	$215	$5	$(22)	$220	$59

Note 8:  Commitments and Contingencies

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

Page - 18

Index

BANK OF MARIN BANCORP

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

The contract amount of loan commitments and standby letters of credit not reflected on the consolidated statement of condition was $250.3 million at June 30, 2009 at rates ranging from 2.25% to 8.25%.  This amount included $139.6 million under commercial lines of credit (these commitments are contingent upon customers maintaining specific credit standards), $74.3 million under revolving home equity lines, $24.2 million under undisbursed construction loans, $4.5 million under standby letters of credit, and a remaining $7.7 million under personal and other lines of credit. We have set aside an allowance for losses in the amount of $501 thousand for these commitments, which is recorded in interest payable and other liabilities.

Operating Leases

We rent certain premises and equipment under long-term non-cancelable operating leases expiring at various dates through the year 2024. Commitments under these leases approximate $1.1 million, $2.4 million, $2.1 million, $2.0 million and $2.0 million for 2009, 2010, 2011, 2012 and 2013, respectively, and $16.8 million for all years thereafter.

Capital Purchase Commitment

In April 2009, after completing a formal bidding process, we contracted with McDevitt & McDevitt Construction Corporation (“MMC”), a construction company managed and owned by a member of the Board of Directors of the Bank and Bancorp. Under the contract, MMC will construct tenant improvements for a new branch office for the total contract amount of $335 thousand. We have paid $18 thousand to MMC under the contract through June 30, 2009.

Litigation and Regulatory Matters

There have been no changes to the disclosure regarding litigation and regulatory matters in Note 13 – Commitments and Contingencies to the Consolidated Financial Statements of the Bancorp’s 2008 Annual Report on Form 10-K.

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

The fixed-rate payment features of the interest rate swap agreements are generally structured at inception to mirror all of the provisions of the hedged loan agreements. These interest rate swaps, designated and qualified as fair value hedges, are carried on the balance sheet at their fair value in other assets (when the fair value is positive) or in other liabilities (when the fair value is negative). One of our interest rate swap agreements qualifies for shortcut hedge accounting treatment. The change in fair value of the swap using the shortcut accounting treatment is recorded in other non-interest income, while the change in fair value of swaps using non-shortcut accounting is recorded in interest income.  The unrealized gain or loss in market value of the hedged fixed-rate loan is recorded as an adjustment to the hedged loan and offset in other non-interest income (for shortcut accounting treatment) or interest income (for non-shortcut accounting treatment).

Page - 19

Index

BANK OF MARIN BANCORP

During the third quarter of 2007, a forward swap was designated to offset the change in fair value of a loan originated during the period. The fair value of the related yield maintenance agreement totaling $69 thousand at the date of designation, recorded in other assets, is being amortized to interest income using the effective yield method over the life of the loan.

Our credit exposure, if any, on interest rate swaps is limited to the net favorable value (net of any collateral pledged) and interest payments of all swaps by each counterparty. Conversely, when an interest rate swap is in a liability position exceeding a certain threshold, we are required to post collateral to the counterparty (generally when our derivative liability position is greater than $100 thousand or $1.3 million, depending upon the counterparty, at which time posting of collateral in an amount up to the liability position is required).  Collateral levels are monitored and adjusted on a regular basis for changes in interest rate swap values. The aggregate fair value of all derivative instruments with collateral requirements that are in a liability position on June 30, 2009 is $1.9 million, for which we have posted collateral in the form of securities available for sale totaling $1.9 million and cash of $1.9 million.

As of June 30, 2009, we had four interest rate swap agreements, which are scheduled to mature in September 2018, April 2019, June 2020 and May 2022.  All of our derivatives are accounted for as fair value hedges under SFAS No. 133. As our interest rate swaps are settled monthly with counterparties, accrued interest on the swaps, if any, is minimal. Information on our derivatives follows:

	Asset derivatives designated as fair value hedges under SFAS No. 133			Liability derivatives designated as fair value hedges under SFAS No. 133
(in thousands; June 30, 2009 unaudited)	June 30, 2009	December 31, 2008		June 30, 2009	December 31, 2008

Interest rate swap notional amount	$1,979	$	---	$17,457	$17,833
Credit risk amount	38		---	---	---
Interest rate swap fair value (1)	38		---	1,853	3,456
Balance sheet location	Other assets		---	Other liabilites	Other liabilites

				Three months ended
(in thousands; unaudited)				June 30, 2009	March 31, 2009	June 30, 2008
Increase in value of designated interest rate swaps recognized in interest income				$1,259	$381	$665
Payment on interest rate swap recorded in interest income				(214)	(197)	(93)
Decrease in value of hedged loans recognized in interest income				(1,284)	(421)	(663)
Decrease in value of yield maintenance agreement recognized against interest income				(6)	(3)	(4)
Net loss on derivatives recognized in interest income (2)				$(245)	$(240)	$(95)

				Six months ended
(in thousands; unaudited)				June 30, 2009	June 30, 2008
Increase (decrease) in value of designated interest rate swaps recognized in interest income				$1,640	$(24)
Payment on interest rate swap recorded in interest income				(411)	(145)
(Decrease) increase in value of hedged loans recognized in interest income				(1,705)	31
Decrease in value of yield maintenance agreement recognized against interest income				(9)	(9)
Net loss on derivatives recognized in interest income (2)				$(485)	$(147)

(1) See Note 3 for valuation methodology.
(2) Ineffectiveness of ($31) thousand, ($43) thousand, and $(2) thousand was recorded in interest income during the three months ended June 30, 2009,  March 31, 2009, and June 30, 2008, respectively. Ineffectiveness of $(74) thousand, and $(2) thousand was recorded in interest income during the six-month periods ended June 30, 2009 and 2008, respectively. The full change in value of swaps was included in the assessment of hedge effectiveness.

Page - 20

Index

BANK OF MARIN BANCORP

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

In the following pages, Management discusses its analysis of the financial condition and results of operations for the second quarter of 2009 compared to the second quarter of 2008 and to the prior quarter (first quarter of 2009) as well as the six-month period ended June 30, 2009 compared to the same period in 2008. This discussion should be read in conjunction with the related consolidated financial statements in this Form 10-Q and with the audited consolidated financial statements and accompanying notes included in our 2008 Annual Report.  Average balances, including balances used in calculating certain financial ratios, are generally comprised of average daily balances.

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

Forward-looking statements are based on Management's current expectations regarding economic, legislative, and regulatory issues that may impact our earnings in future periods. A number of factors—many of which are beyond Management’s control—could cause future results to vary materially from current Management expectations. Such factors include, but are not limited to, general economic conditions, changes in interest rates, deposit flows, real estate values and competition; changes in accounting principles, policies or guidelines; changes in legislation or regulation; and other economic, competitive, governmental, regulatory and technological factors affecting our operations, pricing, products and services. These and other important factors are detailed in the Risk Factors section of our 2008 Form 10-K as filed with the SEC, copies of which are available from us at no charge. Forward-looking statements speak only as of the date they are made. We do not undertake to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made or to reflect the occurrence of unanticipated events.

Executive Summary

We produced healthy financial results in the first six months of 2009 in a challenging economic climate and continued to focus on our customer relationships which led to higher deposits, a core funding source for our steady loan growth.

We reported second quarter 2009 earnings of $3.1 million, compared to $3.4 million in the second quarter of 2008 and $3.2 million in the first quarter of 2009. Diluted earnings per common share in the second quarter of 2009 were $0.60, compared to $0.65 in the second quarter of 2008, and $0.37 in the first quarter of 2009. Earnings for the six-month period ended June 30, 2009 totaled $6.4 million, compared to $6.7 million for the same period a year ago.  Diluted earnings per common share for the six-month period ended June 30, 2009 totaled $0.97, compared to $1.27 for the same period a year ago.  The diluted earnings per common share for the first half of 2009 were reduced by $0.25 as a result of the non-recurring accelerated accretion of the redemption premium resulting from our early repurchase of the preferred stock, and dividends on the preferred stock. Further, earnings reflected a special assessment imposed by the Federal Deposit Insurance Corporation (“FDIC”) of $496 thousand in the second quarter of 2009, which reduced diluted earnings per share by $0.06 for the second quarter and six-month period ended June 30, 2009.

Gross loans increased $19.1 million, or 2.1%, over December 31, 2008 and totaled $909.6 million at June 30, 2009.  The mix of loans reflects an increase in the percentage of home equity lines of credit, as well as a slight decrease in commercial real estate loans.

Page - 21

Index

BANK OF MARIN BANCORP

While the U.S economy showed some signs of improvement during the second quarter of 2009, consumers continue to experience high levels of financial stress from an increased unemployment rate as well as continued declines in home prices. These factors are beginning to affect the upscale markets we serve. Our customers are also affected by further reductions in spending by consumers and businesses. In the quarters ended June 30, 2009, March 31, 2009 and June 30, 2008, our loan loss provision totaled $700 thousand, $1.2 million and $510 thousand, respectively, and net charge-offs totaled $854 thousand, $846 thousand, and $154 thousand in the same periods, respectively. The allowance for loan losses as a percentage of loans totaled 1.11% at June 30, 2009 compared to 1.12% at December 31, 2008. Non-accrual loans totaled $5.9 million, or 0.6%, of the Bank’s loan portfolio at June 30, 2009, compared to $6.7 million, or 0.8%, at December 31, 2008.

We have been focusing on improving our core funding mix by generating low cost deposits though our dedicated team of bankers, and those efforts have produced growth of $70.3 million or 8.3% in deposits from 2008 year-end. Core deposit growth has provided valuable liquidity to support our asset growth.

Net interest income of $13.0 million in the quarter ended June 30, 2009 increased $1.1 million, or 9.4%, from the same period last year, and the year-to-date amount for 2009 increased $2.6 million, or 11.4% from the same period last year. The increases reflect growth in interest-earning assets and a reduced cost of funds, partially offset by decreased loan yields in a lower-rate environment. The tax-equivalent net interest margin was 5.13% in the second quarter of 2009 compared to 5.52% in the second quarter of 2008 and 5.15% in the first half of 2009 compared to 5.46% in the first half of 2008.  Decreases in the tax-equivalent net interest margin were primarily due to the downward re-pricing of our loan portfolio in a declining rate environment and to a lesser extent, interest foregone on non-accrual loans (representing an eight-basis-point and a seven-basis point impact on the net interest margin in the quarter and the six months ended June 30, 2009, respectively).

Non-interest income totaled $1.3 million in the second quarter of 2009, essentially unchanged from the same period last year. Non-interest income for the first six months of 2008 included a pre-tax non-recurring gain of $457 thousand recorded in the first quarter related to the mandatory redemption of a portion of Bank of Marin’s shares in Visa Inc. Excluding this $457 thousand non-recurring gain, non-interest income for the first six months of 2009 is essentially unchanged from the same period last year.

Non-interest expense for the quarter ended June 30, 2009 increased $1.0 million from the previous quarter, or 13.8%, and increased $1.5 million, or 20.4%, from the same quarter last year. Non-interest expense increased $2.0 million, or 14.3%, in the first half of 2009 compared to the same period of 2008.  A pre-tax charge of $242 thousand was originally recorded in the fourth quarter of 2007, for the potential obligation to Visa Inc. in connection with certain litigation indemnifications provided to Visa Inc. by Visa member banks, and was reversed in the first quarter of 2008 upon the establishment of an escrow account by Visa Inc. from which to pay the settlement. Excluding the reversal of the $242 thousand litigation liability, non-interest expense in the first half of 2009 increased $1.8 million, or 12.3%, from the same period a year ago. The increases in non-interest expense quarter over year-ago quarter and year-to-date over the same period last year both reflected increases in FDIC insurance related to a significantly higher FDIC premium assessment rate (including a one-time special assessment of 5 basis points on total assets minus Tier 1 capital as of June 30, 2009) and increased deposits levels. The increases also reflect higher personnel costs associated with branch expansion and operational losses, partially offset by lower data processing costs.

We are expanding our franchise with an additional branch to be open in Greenbrae, California in the Fall of 2009.

Critical Accounting Policies

Critical accounting policies are those that are both most important to the portrayal of our financial condition and results of operations and require Management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Management has determined the following five accounting policies to be critical: Allowance for Loan Losses, Other-than-temporary Impairment of Investment Securities, Share-Based Payment, Accounting for Income Taxes and Fair Value Measurements.

Page - 22

Index

BANK OF MARIN BANCORP

Allowance for Loan Losses

Allowance for loan losses is based upon estimates of loan losses and is maintained at a level considered adequate to provide for probable losses inherent in the outstanding loan portfolio. The allowance is increased by provisions charged to expense and reduced by net charge-offs.  In periodic evaluations of the adequacy of the allowance balance, Management considers our past loan loss experience by type of credit, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, current economic conditions and other factors. We formally assess the adequacy of the allowance for loan losses on a quarterly basis. These assessments include the periodic re-grading of loans based on changes in their individual credit characteristics including delinquency, seasoning, recent financial performance of the borrower, economic factors, changes in the interest rate environment, and other factors as warranted. Loans are initially graded when originated. They are reviewed as they are renewed, when there is a new loan to the same borrower and/or when identified facts demonstrate heightened risk of default. Larger problem loans are monitored continuously.  For impaired loans that have risk characteristics that are unique to an individual borrower, formal impairment analysis is performed at least quarterly on a loan-by-loan basis.

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

Other-than-temporary Impairment of Investment Securities

At each financial statement date, we assess whether declines in the fair value of held-to-maturity and available-for-sale securities below their costs are deemed to be other than temporary.  We consider, among other things, (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer, and (iii) our intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value. Evidence evaluated includes, but is not limited to, the remaining payment terms of the instrument and economic factors that are relevant to the collectability of the instrument, such as: current prepayment speeds, the current financial condition of the issuer(s), industry analyst reports, credit ratings, credit default rates, interest rate trends and the value of any underlying collateral. Credit-related other-than-temporary-impairment results in a charge to earnings and the corresponding establishment of a new cost basis for the security.  Non-credit-related other-than-temporary impairment results in a charge to other comprehensive income, net of applicable taxes, and the corresponding establishment of a new cost basis for the security. The other-than-temporary impairment recognized in other comprehensive income for debt securities classified as held-to-maturity is accreted from other comprehensive income to the amortized cost of the debt security over the remaining life of the debt security in a prospective manner on the basis of the amount and timing of future estimated cash flows.

Share-Based Payment

We recognize all share-based payments, including stock options and non-vested restricted common shares, as an expense in the income statement based on the grant-date fair value of the award with a corresponding increase to common stock.

We determine the fair value of stock options at the grant date using the Black-Scholes pricing model that takes into account the stock price at the grant date, the exercise price, the expected dividend yield, stock price volatility and the risk-free interest rate over the expected life of the option. The Black-Scholes model requires the input of highly subjective assumptions, including the expected life of the stock-based award (derived from historical data on employee exercise and post-vesting employment termination behavior) and stock price volatility (based on the historical volatility of the common stock). The estimates used in the model involve inherent uncertainties and the application of Management’s judgment.  As a result, if other assumptions had been used, our recorded stock-based compensation expense could have been materially different from that reflected in these financial statements. The fair value of non-vested restricted common shares generally equals the stock price at grant date.  In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those share-based awards expected to vest.  If our actual forfeiture rate is materially different from the estimate, the share-based compensation expense could be materially different.

Page - 23

Index

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

We recognize the financial statement effect of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. For tax positions that meet the more-likely-than-not threshold, we may recognize only the largest amount of tax benefit that is greater than fifty percent likely of being realized upon ultimate settlement with the taxing authority. Management believes that all of our tax positions taken meet the more-likely-than-not recognition threshold. To the extent tax authorities disagree with these tax positions, our effective tax rates could be materially affected in the period of settlement with the taxing authorities.

Fair Value Measurements

We use fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. We base our fair values on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Securities available for sale, derivatives, and loans held for sale, if any, are recorded at fair value on a recurring basis. Additionally, from time to time, we may be required to record at fair value other assets on a non-recurring basis, such as certain impaired loans held for investment and securities held to maturity  that are other-than-temporarily impaired. These non-recurring fair value adjustments typically involve application of lower-of-cost or market accounting or write-downs of individual assets.

We have established and documented a process for determining fair value. We maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measurements. Whenever there is no readily available market data, Management uses its best estimate and assumptions in determining fair value, but these estimates involve inherent uncertainties and the application of Management’s judgment. As a result, if other assumptions had been used, our recorded earnings or disclosures could have been materially different from those reflected in these financial statements. For detailed information on our use of fair value measurements and our related valuation methodologies, see Note 3 of the Notes to Consolidated Financial Statements in this Form 10-Q.

Page - 24

Index

BANK OF MARIN BANCORP

RESULTS OF OPERATIONS

Overview

Highlights of the financial results are presented in the following table:

(dollars in thousands, except per share data;	As of and for the three months ended			As of and for the six months ended
unaudited)	June 30, 2009	March 31, 2009	June 30, 2008	June 30, 2009	June 30, 2008
For the period:
Net income	$3,133	$3,229	$3,386	$6,362	$6,662
Net income per share
Basic	0.61	0.38	0.66	0.98	1.30
Diluted	0.60	0.37	0.65	0.97	1.27
Return on average assets	1.16%	1.23%	1.48%	1.20%	1.48%
Return on average equity	12.25%	10.28%	14.73%	11.16%	14.68%
Common stock dividend payout ratio	22.95%	36.84%	21.21%	28.57%	21.54%
Average equity to average asset ratio	9.51%	12.01%	10.03%	10.74%	10.08%
Efficiency ratio	60.11%	53.81%	54.14%	56.99%	54.01%
At period end:
Book value per common share	$19.90	$19.46	$18.00	$19.90	$18.00
Total assets	$1,094,359	$1,074,828	$952,539	$1,094,359	$952,539
Total loans	$909,614	$921,559	$799,510	$909,614	$799,510
Total deposits	$922,605	$859,449	$801,220	$922,605	$801,220
Loan-to-deposit ratio	98.6%	107.2%	99.8%	98.6%	99.8%

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

Page - 25

Index

BANK OF MARIN BANCORP

Average Statements of Condition and Analysis of Net Interest Income

	Three months ended			Three months ended			Three months ended
	June 30, 2009			March 31, 2009			June 30, 2008
(Dollars in thousands; unaudited)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets
Federal funds sold and other short-term investments	$6,604	$3	0.18%	$199	---	---	$208	1	2.23%
Investment securities
U.S. Treasury securities	---	---	---	---	---	---	---	---	---
U.S. Government agencies (1)	68,915	809	4.70%	75,429	868	4.60%	71,206	882	4.98%
Other (1)	5,644	115	8.15%	5,373	1	0.07%	5,906	78	5.39%
Obligations of state and political subdivisions (2)	30,389	436	5.74%	25,637	374	5.84%	19,607	261	5.34%
Loans and banker's acceptances (2) (3)	909,298	13,687	5.95%	902,628	13,526	5.99%	776,821	13,400	6.94%
Total interest-earning assets	1,020,850	15,050	5.83%	1,009,266	14,769	5.85%	873,748	14,622	6.73%
Cash and due from banks	23,960			22,262			22,048
Bank premises and equipment, net	7,959			8,205			8,377
Interest receivable and other assets, net	26,150			21,768			17,016
Total assets	$1,078,919			$1,061,501			$921,189
Liabilities and Stockholders' Equity
Interest-bearing transaction accounts	$93,706	$31	0.13%	$85,154	$24	0.11%	$77,812	$96	0.50%
Savings and money market accounts	420,629	817	0.78%	407,932	790	0.79%	400,627	1,583	1.59%
Time accounts	97,530	397	1.63%	89,834	413	1.86%	82,071	650	3.18%
CDARS® reciprocal deposits	52,534	183	1.40%	46,132	181	1.59%	823	4	1.95%
Purchased funds	68,363	328	1.92%	79,825	306	1.55%	43,371	234	2.17%
Subordinated debenture	5,000	48	3.80%	5,000	55	4.40%	5,000	68	5.40%
Total interest-bearing liabilities	737,762	1,804	0.98%	713,877	1,769	1.00%	609,704	2,635	1.74%
Demand accounts	228,861			209,573			211,193
Interest payable and other liabilities	9,686			10,594			7,857
Stockholders' equity	102,610			127,457			92,435
Total liabilities & stockholders' equity	$1,078,919			$1,061,501			$921,189
Tax-equivalent net interest income/margin		$13,246	5.13%		$13,000	5.15%		$11,987	5.52%
Reported net interest income/margin		$13,033	5.05%		$12,808	5.08%		$11,909	5.48%
Tax-equivalent net interest rate spread			4.85%			4.85%			4.99%

	Six months ended			Six months ended
	June 30, 2009			June 30, 2008
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Federal funds sold and other short-term investments	$3,419	$3	0.17%	$5,682	$113	3.99%
Investment securities
U.S. Treasury securities	---	---	---	---	---	---
U.S. Government agencies (1)	72,154	1,677	4.65%	72,157	1,749	4.87%
Other (1)	3,506	116	6.62%	6,675	167	5.07%
Obligations of state and political subdivisions (2)	28,026	810	5.78%	18,237	485	5.35%
Loans and banker's acceptances (2) (3)	905,981	27,213	5.97%	756,354	26,712	7.10%
Total interest-earning assets	1,013,086	29,819	5.85%	859,105	29,226	6.84%
Cash and due from banks	23,116			21,790
Bank premises and equipment, net	8,082			8,121
Interest receivable and other assets, net	25,974			16,674
Total assets	$1,070,258			$905,690

Liabilities and Stockholders' Equity
Interest-bearing transaction accounts	$89,453	$55	0.12%	$78,169	$184	0.47%
Savings and money market accounts	414,315	1,607	0.78%	404,259	3,774	1.88%
Time accounts	93,704	810	1.74%	81,985	1,400	3.42%
CDARS® reciprocal deposits	49,351	364	1.49%	436	5	2.30%
Purchased funds	74,062	634	1.73%	32,206	363	2.27%
Subordinated debenture	5,000	103	4.10%	5,000	160	6.31%
Total interest-bearing liabilities	725,885	3,573	0.99%	602,055	5,886	1.97%
Demand accounts	219,270			204,848
Interest payable and other liabilities	10,138			7,534
Stockholders' equity	114,965			91,253
Total liabilities & stockholders' equity	$1,070,258			$905,690

Tax-equivalent net interest income/margin		$26,246	5.15%		$23,340	5.46%
Reported net interest income/margin		$25,841	5.07%		$23,199	5.43%
Tax-equivalent net interest rate spread			4.86%			4.87%

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

Page - 26

Index

BANK OF MARIN BANCORP

Second Quarter of 2009 Compared to Second Quarter of 2008

The tax-equivalent net interest margin decreased to 5.13% in the second quarter of 2009, down thirty-nine basis points from the second quarter of 2008. The decrease in the net interest margin was primarily due to the repricing of our loan portfolio in a declining rate environment in the later half of 2008, and to a lesser extent, interest foregone on non-accrual loans (representing an eight-basis-point impact on the net interest margin in the quarter ended June 30, 2009 versus a negligible effect in the quarter ended June 30, 2008).

Compared to the second quarter of 2008, net interest income in the second quarter of 2009 benefited from sharply lower rates on deposits, purchased funds and the subordinated debenture, partially offset by lower loan yields and increases in the balances of higher-costing Certificate of Deposit Account Registry Service deposits (“CDARS®”), and purchased funds. The net interest income was also enhanced by an increase in total interest earning assets.

Total average interest-earning assets increased $147.1 million, or 16.8%, in the second quarter of 2009 compared to the second quarter of 2008. The increase primarily relates to average loan growth of $132.5 million, an increase in average investment securities of $8.2 million, and an increase of $6.4 million in average Federal funds sold.

Market interest rates are in part based on the target Federal funds interest rate (the interest rate banks charge each other for short-term borrowings) implemented by the Federal Reserve Open Market Committee (“FOMC”). In 2008, there were seven downward adjustments to the target rate totaling 325 basis points, bringing the target interest rate to a historic low with a range of 0% to 0.25% in December of 2008 where it remains as of June 30, 2009.

The average yield on interest-earning assets decreased ninety basis points in the second quarter of 2009 compared to the second quarter of 2008. The yield on the loan portfolio, which comprised 89.1% and 88.9% of average interest-earning assets in the quarters ended June 30, 2009 and 2008, respectively, decreased ninety-nine basis points in the first quarter of 2009 over the comparable period a year ago due to the downward repricing of variable-rate loans and new loans originated at lower market rates, as well as maturities and pay downs of loans with higher yields.  The effect of the decrease in loan yields was partially offset by the increase in yields of municipal bonds, for which state and political subdivisions were forced to offer higher rates as investors became wary of the credit quality of the issuer and the insurance companies that guaranteed the instruments.

The average balance of interest-bearing liabilities increased $128.1 million, or 21.0%, in the second quarter of 2009 compared to the same period a year ago. The increase was comprised of $103.1 million in interest-bearing deposit accounts and $25.0 million in funds purchased to support loan growth.

The overall cost of liabilities is primarily affected by lower offered deposit rates and the mix between deposits and other interest-bearing liabilities. The rate on interest-bearing liabilities decreased seventy-six basis points in the second quarter of 2009 compared to the same quarter a year ago. The rate on time deposits decreased 155 basis points compared to the same quarter a year ago and the rate on savings and money market accounts decreased eighty-one basis points in the comparable period. The rate of CDARS® reciprocal deposits decreased by fifty-five basis points in the second quarter of 2009 from the same quarter a year ago. The decreases reflected sharply declining market rates in the later half of 2008.

In addition, the rate on purchased funds, which includes both FHLB fixed-rate advances and overnight borrowings, decreased twenty-five basis points in the second quarter of 2009 compared to the same quarter last year, primarily reflecting the decline in the Federal funds target rate. The rate on the subordinated debenture decreased 160 basis points due to a decline in the LIBOR rate, to which the borrowing is indexed.

Second Quarter of 2009 Compared to First Quarter of 2009

The tax equivalent net interest margin decreased to 5.13% in the first quarter of 2009, down two basis points from the prior quarter, primarily due to a slight decrease in loan yields.

Page - 27

Index

BANK OF MARIN BANCORP

Total average interest-earning assets increased $11.6 million, or 1.1%, in the second quarter of 2009 compared to the prior quarter, with $6.7 million in average loan growth and $6.4 million in Federal funds sold, partially offset by a decrease of $1.5 million in average investment securities.

The average yield on total interest-earning assets decreased two basis points in the quarter ended June 30, 2009 compared to the prior quarter, primarily due to the four-basis-point decrease in the yield on loans.

Overall, there was a slight shift towards lower-costing liabilities in the second quarter of 2009. The average balance of demand deposits, on which no interest is paid, increased to 25.6% of average deposits, up from 25.0% in the previous quarter. The increase in the proportion of deposits to interest bearing liabilities also contributed to the lower cost of funds.

The average balance of interest-bearing liabilities increased $23.9 million, or 3.4%, in the second quarter of 2009 compared to the prior quarter.  Increases of $35.3 million in all deposit categories were partially offset by a decline of $11.5 million in average overnight borrowings.

The rate on interest-bearing liabilities decreased two basis points in the second quarter of 2009 compared to the prior quarter. The rate on time deposits decreased twenty-three basis points from the prior quarter, and the rate of CDARS® reciprocal deposits decreased by nineteen basis points, primarily related to the maturity of higher-rate time deposits. The rate on savings and money market accounts remained relatively unchanged. The rate on purchased funds increased thirty-seven basis points due to a shift in the mix of purchased funds from lower-rate overnight borrowings to fixed rate advances. The rate on the subordinated debenture decreased sixty basis points due to a decline in the three-month LIBOR rate, to which the debenture rate is indexed.

Six Months 2009 Compared to Six Months 2008

The tax-equivalent net interest margin decreased to 5.15% in the first six months of 2009, down thirty-one basis points from the first six months of 2008. Lower loan and agency securities yields were partially offset by lower rates on deposits and purchased and borrowed funds. The decrease in the net interest margin was primarily due to the repricing of our loan portfolio in a declining rate environment in the later half of 2008, and to a lesser extent, interest foregone on non-accrual loans (representing a seven basis point impact on the net interest margin in the six months ended June 30, 2009 versus a negligible effect in the six month ended June 30, 2008).

Average interest-earning assets increased $154.0 million, or 17.9%, in the first half of 2009 compared to the first half of 2008.  The increase primarily relates to average loan growth of $149.6 million and an increase in average investment securities of $6.6 million, partially offset by a $2.3 million decline in Federal funds sold.

The yield on the loan portfolio, which comprised 89.4% and 88.0% of average earning assets in the six months ended June 30, 2009 and 2008, respectively, decreased 113 basis points in the first half of 2009 compared to the first half of 2008 due to the repricing of variable-rate loans and new loans originated at lower market rates, as well as maturities and pay downs of higher yielding loans.

The yield on agency securities in the first half of 2009 decreased twenty-two basis points from the yield in the same period a year ago mainly due to a tighter spread between agency yields and Treasury rates on newly purchased agency securities and increased prepayments of higher-yielding securities which accelerated the amortization of premiums. On the other hand, the yield on municipal bonds increased forty-three basis points, as the yields on securities purchased were impacted by state and political subdivisions which were forced to offer higher rates when investors became wary of the credit quality of the issuer and the insurance companies who guaranteed the instruments.

The average balance of interest-bearing liabilities increased $123.8 million, or 20.6%, in the first half of 2009 compared to the first half of 2008.  The increases are pervasive in all categories of interest-bearing liabilities, most notably in CDARS® reciprocal deposits of $48.9 million and purchased funds of $41.9 million. Late in the first quarter of 2008, we began to offer a new deposit product, CDARS®, a network through which the Bank offers Federal Deposit Insurance Corporation insurance coverage in excess of the $250 thousand regulatory maximum by placing deposits in multiple banks participating in the network. We have experienced a shift in the relative mix of interest-bearing deposits in the first half of 2009 compared to the first half of 2008 as the proportion of higher-costing time accounts (mainly CDARS®) has increased while the proportion of money market deposit accounts has decreased.

Page - 28

Index

BANK OF MARIN BANCORP

The rate on interest-bearing liabilities decreased ninety-eight basis points in the six months ended June 30, 2009 compared to the six months ended June 30, 2008, reflecting generally declining market rates.  The rate on savings and money market accounts, time deposits and CDARS® decreased 110 basis points, 168 basis points, and 81 basis points, respectively, in the six months ended June 30, 2009 compared to the six months ended June 30, 2008. The rate on purchased funds declined fifty-four basis points in the same comparable period, primarily due to declines in the Federal funds target rate. The rate on the subordinated debenture declined 221 basis points due to a decline in the three-month LIBOR rate, to which the debenture rate is indexed.

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

Our provision for loan losses totaled $700 thousand in the second quarter of 2009 compared to $510 thousand in the second quarter of 2008, and $1.2 million in the first quarter of 2009.  The increase to the provision for loan losses in the second quarter of 2009 compared to the same period last year reflects the identification of specific reserves on certain non-accrual loans, primarily resulting from the softening of the real estate market and an increased allocation for economic uncertainty. The U.S. economy is experiencing significantly reduced business activity as a result of, among other factors, disruptions in the financial system, dramatic declines in the housing prices, and an increasing unemployment rate.  There have been significant reductions in spending by consumers and businesses. We have witnessed financial difficulties experienced by borrowers in our market, especially in the construction, commercial, and commercial real estate industries, where real estate sale prices have declined and holding periods have increased. In response to this, we have been proactive in evaluating reserve percentages for economic and other qualitative factors used to determine the adequacy of the allowance for loan losses. The decrease to the provision for loan losses from the prior quarter primarily reflects a decrease in the volume of newly identified problem credits during the second quarter of 2009. The allowance for loan losses as a percentage of loans was 1.11% and 1.12% at June 30, 2009 and December 31, 2008, respectively. The specific reserve totaled $44 thousand at December 31, 2008 and $32 thousand at June 30, 2009. Impaired loan balances decreased slightly from $6.7 million at December 31, 2008 to $6.2 million at June 30, 2009, primarily due to a partial paydown and charge-offs of non-accrual loans.

Net charge-offs in the second quarter of 2009 totaled $854 thousand compared to $846 thousand in the first quarter of 2009 and $154 thousand in the second quarter of 2008. Net charge-offs totaled $1.7 million in the first six months of 2009 compared to $145 thousand in the first six months of 2008. The majority of charge-offs in 2009 primarily relate to commercial and construction loans secured by real property where the value of collateral has declined, and to a lesser extent, certain personal loans.  Our recent losses have stemmed primarily from the land development and single family residential projects in Sonoma County, California, where property prices have been affected more significantly than our primary market in Marin County. The percentage of net charge-offs to total loans at period end was 0.09% in both the first and second quarter of 2009, compared to 0.02% for the second quarter of 2008 reflecting the factors discussed above.

Page - 29

Index

BANK OF MARIN BANCORP

Non-interest Income

The table below details the components of non-interest income.

				June 30, 2009 compared		June 30, 2009 compared
				to March 31, 2009		to June 30, 2008
	Three months ended			Amount	Percent	Amount	Percent
	June 30,	March 31,	June 30,	Increase	Increase	Increase	Increase
(dollars in thousands; unaudited)	2009	2009	2008	(Decrease)	(Decrease)	(Decrease)	(Decrease)

Service charges on deposit accounts	$432	$435	$430	$(3)	(0.7%)	$2	0.5%
Wealth Management Services	351	316	310	35	11.1%	41	13.2%
Other non-interest income
Earnings on Bank-owned life insurance	174	171	151	3	1.8%	23	15.2%
Customer banking fees and other charges	108	100	116	8	8.0%	(8)	(6.9%)
Other income	208	215	272	(7)	(3.3%)	(64)	(23.5%)
Total other non-interest income	490	486	539	4	0.8%	(49)	(9.1%)
Total non-interest income	$1,273	$1,237	$1,279	$36	2.9%	$(6)	(0.5%)

	Six months ended		Amount	Percent
	June 30,	June 30,	Increase	Increase
(dollars in thousands; unaudited)	2009	2008	(Decrease)	(Decrease)

Service charges on deposit accounts	$867	$836	$31	3.7%
Wealth Management Services	667	646	21	3.3%
Net gain on redemption of shares in Visa, Inc	---	457	(457)	(100.0%)
Other non-interest income
Earnings on Bank-owned life insurance	345	297	48	16.2%
Customer banking fees and other charges	208	210	(2)	(1.0%)
Other income	423	535	(112)	(20.9%)
Total other non-interest income	976	1,042	(66)	(6.3%)
Total non-interest income	$2,510	$2,981	$(471)	(15.8%)

Non-interest income in the second quarter of 2009 decreased slightly when compared to the same quarter a year ago, and increased $36 thousand or 2.9%, compared to the prior quarter.

Service charges on deposit accounts remained relatively unchanged from the comparable quarter a year ago and from the preceding quarter.

The increase in Wealth Management Services (“WMS”) income when compared to last quarter and the same quarter a year ago is mainly attributable to a one-time trust services fee that was collected in the second quarter of 2009.

The decrease in other non-interest income from the same quarter a year ago is primarily due to the absence of $42 thousand in interest we received in the second quarter of 2008 on amended tax returns, and an $18 thousand decrease in cash manager income (when customers switched to a new on-balance sheet sweep product in 2008, we no longer receive significant fees from the previous cash management reserve processor). These decreases were partially offset by an increase in Merchant Card fee income due to the renegotiation of our data processing contract which lowered merchant card interchange charged by our data processing vendor, and an increase in Bank-owned life insurance income due to the purchase of $2.2 million in new policies in August 2008. When compared to the prior quarter, other non-interest income remained relatively consistent.

In the first six months of 2008, the mandatory redemption of a portion of our shares of Visa Inc. generated a net gain of $457 thousand. Excluding this gain, non-interest income in the first six months of 2009 remained stable from the comparable period a year ago.

Service charges on deposit accounts in the first six months of 2009 increased $31 thousand, or 3.7%, compared to the first six months of 2008, primarily attributable to an increase in fees from our business analysis accounts, reflecting a reduced earnings credit.  The increase in WMS income is due to the same one time fee received in the second quarter of 2009 discussed above.  The decrease in other non-interest income for the first half of 2009 compared to the first half of 2008 is primarily due to the reasons discussed in the quarter over quarter comparison above, as well as decreased reverse mortgage fees (we terminated this service on May 1, 2008).

Page - 30

Index

BANK OF MARIN BANCORP

Non-interest Expense

The table below details the components of non-interest expense.

				June 30, 2009 compared		June 30, 2009 compared
				to March 31, 2009		to June 30, 2008
	Three months ended			Amount	Percent	Amount	Percent
	June 30,	March 31,	June 30,	Increase	Increase	Increase	Increase
(dollars in thousands; unaudited)	2009	2009	2008	(Decrease)	(Decrease)	(Decrease)	(Decrease)
Salaries and related benefits	$4,418	$4,346	$4,035	$72	1.7%	$383	9.5%
Occupancy and equipment	842	777	793	65	8.4%	49	6.2%
Depreciation & amortization	336	350	327	(14)	(4.0%)	9	2.8%
FDIC insurance	832	317	112	515	162.5%	720	642.9%
Data processing costs	392	381	430	11	2.9%	(38)	(8.8%)
Professional services	395	423	419	(28)	(6.6%)	(24)	(5.7%)
Other non-interest expense
Advertising	130	79	87	51	64.6%	43	49.4%
Director expense	104	115	117	(11)	(9.6%)	(13)	(11.1%)
Other expense	1,151	769	820	382	49.7%	331	40.4%
Total other non-interest expense	1,385	963	1,024	422	43.8%	361	35.3%
Total non-interest expense	$8,600	$7,557	$7,140	$1,043	13.8%	$1,460	20.4%

	Six months ended		Amount	Percent
	June 30,	June 30,	Increase	Increase
(dollars in thousands; unaudited)	2009	2008	(Decrease)	(Decrease)
Salaries and related benefits	$8,764	$8,193	$571	7.0%
Occupancy and equipment	1,619	1,561	58	3.7%
Depreciation & amortization	686	645	41	6.4%
FDIC insurance	1,149	235	914	388.9%
Data processing fees	773	875	(102)	(11.7%)
Professional services	818	825	(7)	(0.8%)
Other non-interest expense
Advertising	208	189	19	10.1%
Director expense	219	230	(11)	(4.8%)
Other expense	1,921	1,388	533	38.4%
Total other non-interest expense	2,348	1,807	541	29.9%
Total non-interest expense	$16,157	$14,141	$2,016	14.3%

Non-interest expense for the quarter ended June 30, 2009 increased $1.0 million from the previous quarter, or 13.8%, and increased $1.4 million, or 20.4%, from the same quarter last year.

The increase in salaries and benefit expenses from the second quarter of 2008 primarily reflected higher personnel costs and higher commissions associated with branch expansion. The number of full-time equivalent employees (FTE) totaled 195, 192 and 187 at June 30, 2009, March 31, 2009 and June 30, 2008, respectively. The increase from the prior quarter reflects higher commissions and salaries associated with a higher level of FTE, partially offset by lower incentive bonus and the related payroll taxes.

The increase in occupancy and equipment expenses from the second quarter of 2008 was primarily due to higher rents associated with renewed leases and rent for the Mill Valley office which opened in June 2008, partially offset by a decrease in maintenance and repairs, due to a higher level of one-time maintenance activities in the second quarter of 2008.  The increase in occupancy and equipment expenses from the prior quarter was mainly due to rent for our Greenbrae branch, which is scheduled to open in the coming Fall.

Depreciation and amortization expenses for the second quarter of 2009 remained relatively consistent compared to the same quarter last year and the prior quarter.

Data processing expenses decreased in the second quarter of 2009 compared to the second quarter of 2008 as we benefited from the renegotiation of our contract with our data processing vendor.  Compared to the first quarter of 2009, data processing expenses remained stable.

Page - 31

Index

BANK OF MARIN BANCORP

The decrease in professional service expenses for the second quarter of 2009 compared to the second quarter of 2008 was primarily due to decreases in costs related to strategic initiative activities in 2008 which did not recur in 2009, partially offset by an increase in legal costs, including expenses associated with delinquent loans. The decrease compared to the prior quarter was mainly attributable to one-time legal costs in the first quarter of 2009 incurred in connection with our participation and termination in the TCPP as discussed in Note 7 to the consolidated financial statements.

FDIC insurance expense increased significantly compared to the quarters ended June 30, 2008 and March 31, 2009. In November 2008, we elected to provide unlimited insurance coverage on non-interest-bearing transaction accounts as defined by FDIC, on which we paid a 10-basis-point surcharge per $100 covered balances in excess of $250 thousand. In addition, the FDIC insurance assessment on transaction accounts under $250 thousand increased from five basis points to twelve basis points annually per $100 covered in the first quarter of 2009, related to a uniform increased assessment.  Beginning April 1, 2009, the base rate of banks in the best risk category changed to a range of twelve to sixteen cents per $100 of covered deposits. Further, on May 22, 2009, the FDIC adopted a final rule imposing a five basis point special assessment on each insured depository institution's assets minus Tier 1 capital as of June 30, 2009. The special assessment will be collected on September 30, 2009. FDIC insurance in the second quarter of 2009 increased $496 thousand for this special assessment.

The increases in advertising expenses from the second quarter of 2008 and the first quarter of 2009 are primarily due to a new interactive marketing campaign that was launched in the second quarter of 2009.

The increase in other non-interest expense from the second quarter of 2008 is primarily due to ACH operational losses and increased appraisals and other loan costs associated with delinquent loans.  The increase from the prior quarter is related to the same factors, as well as the incurrence of expenses for the shareholder meeting which took place in May 2009.

Excluding the $242 thousand Visa Inc. litigation cost reversed against other expense in the first quarter of 2008 as discussed earlier in the Executive Summary, non-interest expense in the first half of 2009 increased $1.8 million, or 12.3%, from the corresponding period of 2008. The increase in salaries and benefits is primarily due to higher personnel costs associated with branch expansion. Occupancy and equipment expense increased due to the same reasons listed in the quarter over quarter discussion above.  The increase in depreciation and amortization primarily reflects a higher amount of amortization on leasehold improvements of the San Rafael branch that was remodeled in the second quarter of 2008, as well as the addition of the Mill Valley branch in June 2008. Data processing expenses decreased due to the renegotiation of the data processing contract mentioned above. Professional service expenses remained relatively stable when compared to the same period of 2008.  Excluding the $242 thousand litigation liability reversal discussed earlier in the Executive Summary, other non-interest expense increased $ 1.2 million, or 53.1%, in the first six months of 2009 compared to that same time period last year. The change reflects the increases in FDIC insurance as well as the ACH operational losses discussed above.

Provision for Income Taxes

Bancorp reported a provision for income taxes of $1.9 million, $2.1 million, and $2.2 million for the quarters ended June 30, 2009, March 31, 2009, and June 30, 2008, respectively.  The effective tax rates were 37.4%, 39.1% and 38.9% for those same periods. The provision for income taxes was $3.9 and $4.3 million for the first six months ended June 30, 2009 and 2008, respectively. These provisions reflect accruals for taxes at the applicable rates for federal income tax and California franchise tax based upon reported pre-tax income, adjusted for the effect of all permanent differences between income for tax and financial reporting purposes (such as earnings on qualified municipal securities, Bank-owned life insurance policies and certain federal tax-exempt loans). Therefore, there are normal fluctuations in the effective rate from period to period based on the relationship of net permanent differences to income before tax. The Bank has not been subject to an alternative minimum tax.

Bancorp and the Bank have entered into a tax allocation agreement which provides that income taxes shall be allocated between the parties on a separate entity basis.  The intent of this agreement is that each member of the consolidated group will incur no greater tax liability than it would have incurred on a stand-alone basis.

Page - 32

Index

BANK OF MARIN BANCORP

FINANCIAL CONDITION
Summary

During the first six months of 2009, total assets increased $44.8 million to $ 1.1 billion from December 31, 2008. This increase in assets primarily reflects an increase in cash and cash equivalents of $21.8 million and an increase in net loans of $18.9 million.  As shown in the table below, the increase in loans primarily reflects an increase in residential loans, mostly reflecting growth in revolving home equity lines of credit.

(Dollars in thousands; June 30, 2009 unaudited)	June 30, 2009	December 31, 2008
Commercial loans	$150,286	$146,483
Real estate
Commercial owner-occupied	146,342	140,977
Commercial investor	319,146	326,193
Construction	119,354	121,981
Home equity	78,280	65,076
Other residential (a)	61,727	55,600
Installment and other consumer loans	34,479	34,234
Total loans	909,614	890,544
Allowance for loan losses	(10,135)	(9,950)
Total net loans	$899,479	$880,594

(a) Our residential loan portfolio includes no sub-prime loans, nor is it our normal practice to underwrite loans commonly referred to as "Alt-A mortgages", the characteristics of which are loans lacking full documentation, borrowers having low FICO scores or collateral compositions reflecting high loan-to-value ratios.

At June 30, 2009, we had nine non-accrual loans totaling $5.9 million compared to ten non-accrual loans totaling $6.7 million at December 31, 2008.  Impaired loan balances at June 30, 2009 and December 31, 2008 totaled $6.2 million and $6.7 million, respectively, which included four troubled-debt restructured loans totaling $251 thousand at June 30, 2009, and one troubled-debt restructured loan totaling $119 thousand at December 31, 2008.  The decrease primarily reflected charge-offs and partial pay-downs on a few of the nonaccrual loans.

Our investment securities portfolio increased $3.5 million or 3.4% in the first half of 2009 primarily due to purchases.  Any investment securities in our portfolio that may be backed by Alt-A mortgages are insignificant.

Other assets include net deferred tax assets of $6.2 million at both June 30, 2009 and December 31, 2008.  These deferred tax assets consist primarily of tax benefits expected to be realized in future periods related to temporary differences of allowance for loan losses, depreciation, net unrealized loss on securities available for sale and deferred compensation.  Management believes these assets to be realizable due to the Bank’s consistent record of earnings and the expectation that earnings will continue at a level adequate to realize such benefits.

During the first six months of 2009 total liabilities increased $66.8 million to $990.8 million.  The increase in total liabilities was primarily due to an increase in deposits of $70.3 million.  The increase in deposits primarily reflects increases in non-interest bearing deposits of $36.2 million, CDARS deposits of $17.3 million, and other time deposits of $13.4 million.   We attracted deposits due to the safety and soundness of the Bank and our focus on customer service, as well as the national trend of an increasing savings rate.

Stockholders’ equity decreased $22.0 million to $103.6 million during the first six months of 2009.  The decrease in stockholders’ equity primarily reflects the repurchase of $28 million of preferred stock from the U.S. Treasury as discussed in Note 7 to the Consolidated Financial Statements, and dividends paid on both preferred and common stock of $1.8 million, partially offset by earnings of $6.4 million and stock options exercised of $530 thousand.

Page - 33

Index

BANK OF MARIN BANCORP

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

The Bank’s and Bancorp’s capital adequacy ratios as of June 30, 2009 and December 31, 2008 are presented in the following table.  The ratios have decreased since December 2008 due to the repurchase of preferred stock under the TCPP program as discussed in Note 7 to the consolidated financial statements.

Capital Ratios for Bancorp			Ratio for Capital
(in thousands; June 30, 2009 unaudited)	Actual Ratio		Adequacy Purposes
As of June 30, 2009	Amount	Ratio	Amount	Ratio
Total Capital (to risk-weighted assets)	$118,438	11.66%	$ ≥ 81,247	≥ 8.00%
Tier 1 Capital (to risk-weighted assets)	$102,803	10.12%	$ ≥ 40,623	≥ 4.00%
Tier 1 Capital (to average assets)	$102,803	9.53%	$ ≥ 43,157	≥ 4.00%

As of December 31, 2008
Total Capital (to risk-weighted assets)	$140,620	14.08%	>$79,933	>8.00%
Tier 1 Capital (to risk-weighted assets)	$125,158	12.53%	>$39,967	>4.00%
Tier 1 Capital (to average assets)	$125,158	12.40%	>$40,390	>4.00%

					Ratio to be Well
					Capitalized under
Capital Ratios for the Bank			Ratio for Capital		Prompt Corrective
(in thousands; June 30, 2009 unaudited)	Actual Ratio		Adequacy Purposes		Action Provisions
As of June 30, 2009	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk-weighted assets)	$117,894	11.61%	$ ≥ 81,246	≥ 8.00%	$ ≥ 101,557	≥ 10.00%
Tier 1 Capital (to risk-weighted assets)	$102,259	10.07%	$ ≥ 40,623	≥ 4.00%	$ ≥ 60,934	≥ 6.00%
Tier 1 Capital (to average assets)	$102,259	9.48%	$ ≥ 43,156	≥ 4.00%	$ ≥ 53,945	≥ 5.00%

As of December 31, 2008
Total Capital (to risk-weighted assets)	$139,329	13.95%	>$79,922	>8.00%	>$99,903	>10.00%
Tier 1 Capital (to risk-weighted assets)	$123,867	12.40%	>$39,961	>4.00%	>$59,942	>6.00%
Tier 1 Capital (to average assets)	$123,867	12.27%	>$40,389	>4.00%	>$50,487	>5.00%

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

Page - 34

Index

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

As presented in the accompanying unaudited consolidated statements of cash flows, the sources of liquidity vary between periods. Consolidated cash and cash equivalents at June 30, 2009 totaled $46.7 million, an increase of $21.8 million over December 31, 2008. The primary sources of funds during the first half of 2009 were from a $70.3 million net increase in deposits, $23.7 million in maturities and paydowns of securities, and $8.3 million net cash provided by operating activities.  The primary uses of funds were $22.5 million in loan originations (net of principal collections), $28 million for the repurchase of preferred stock and $27.8 million for investment securities purchases.

At June 30, 2009 our cash and cash equivalents and unpledged securities maturing within one year totaled $58.3 million. The remainder of the unpledged available for sale securities portfolio of $62.9 million provides additional liquidity. Taken together, these liquid assets equaled 11.1% of our assets at June 30, 2009, compared to 9.4% at December 31, 2008. The increased liquidity at June 30, 2009 was primarily due to deposit growth exceeding loan growth, partially offset by our repurchase of $28.0 million of preferred stock in the first quarter of 2009.

We anticipate that cash and cash equivalents on hand and other sources of funds will provide adequate liquidity for our operating, investing and financing needs and our regulatory liquidity requirements for the foreseeable future. Management monitors our liquidity position daily, balancing loan funding/payments with changes in deposit activity and overnight investments.  We continually monitor our lending activity to ensure our liquidity position is not jeopardized.  Our emphasis on local deposits combined with our 9.5% equity to assets ratio, provides a very stable funding base. In addition to cash and cash equivalents, we have substantial additional borrowing capacity including unsecured lines of credit totaling $75.0 million with correspondent banks.  Further, on March 30, 2009, we pledged a certain residential loan portfolio that increased our borrowing capacity with the FRB, which currently totals $31.8 million.  As of June 30, 2009, there is no debt outstanding from correspondent banks or the FRB.  We are also a member of the FHLB and have a line of credit (secured under terms of a blanket collateral agreement by a pledge of loans) in the amount of $235.0 million, of which $180.0 million was available at June 30, 2009. Borrowings under the line are limited to eligible collateral. The interest rate on overnight borrowing with both correspondent banks and FHLB is determined daily.  The rate ranged from 0.05% to 1.29% in the first six months of 2009.

Undisbursed loan commitments, which are not reflected on the consolidated statement of condition, totaled $250.3 million at June 30, 2009 at rates ranging from 2.25% to 8.25%.  This amount included $139.6 million under commercial lines of credit (these commitments are contingent upon customers maintaining specific credit standards), $74.3 million under revolving home equity lines, $24.2 million under undisbursed construction loans, $4.5 million under standby letters of credit, and a remaining $7.7 million under personal and other lines of credit. These commitments, to the extent used, are expected to be funded through repayment of existing loans, deposit growth and FHLB borrowings. Over the next twelve months $87.7 million of time deposits will mature. We expect these funds to be replaced with new time or savings accounts.

Page - 35

Index

BANK OF MARIN BANCORP

Since Bancorp is a holding company and does not conduct regular banking operations, its primary sources of liquidity are dividends from the Bank. Under the California Financial Code, payment of a dividend from the Bank to Bancorp is restricted to the lesser of the Bank’s retained earnings or the amount of the Bank’s undistributed net profits from the previous three fiscal years. As the Bank made a $28 million distribution to Bancorp in March 2009 in connection with Bancorp’s repurchase of preferred stock discussed in Note 7 to the consolidated financial statements in Item 1 above,  distributions from the Bank to Bancorp will be subject to advance regulatory approval for three years beginning in 2010. The primary uses of funds for Bancorp are stockholder dividends, investment in the Bank and ordinary operating expenses.  Management anticipates that there will be sufficient earnings at the Bank level to provide dividends to Bancorp to meet its funding requirements for the foreseeable future.

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

Activities in asset and liability management include, but are not limited to, lending, borrowing, accepting deposits and investing in securities. Interest rate risk is the primary market risk associated with asset and liability management. Sensitivity of net interest income (“NII”) and capital to interest rate changes results from differences in the maturity or repricing of asset and liability portfolios. To mitigate interest rate risk, the structure of the Consolidated Statement of Condition is managed with the objective of correlating the movements of interest rates on loans and investments with those of deposits and borrowings. The asset and liability policy sets limits on the acceptable amount of change to NII and capital in changing interest rate environments. We use simulation models to forecast NII and capital.

From time to time, we enter into certain interest rate swap contracts designated as fair value hedges to mitigate the changes in the fair value of specified long-term fixed-rate loans and firm commitments to enter into long-term fixed-rate loans caused by changes in interest rates. See Note 9 to the consolidated financial statements in this Form 10-Q.

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

There has been no change to the Federal funds target rate during the first six months of 2009. We expect to be slightly asset sensitive, however, there will likely be a lag in the upward re-pricing of the loans when rates begin to move up due to loans on floors. Also refer to “Market Risk Management” in our 2008 Annual Report.

ITEM 4.	Controls and Procedures

We maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information required to be disclosed is accumulated and communicated to management in an appropriate manner to allow timely decisions regarding required disclosure.  Management, including the Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, has reviewed this system of disclosure controls and procedures and believes that our disclosure controls and procedures (as that term is defined in Rule 13a-15(e) of the Exchange Act) were effective, as of the end of the period covered by this report, in recording, processing, summarizing and reporting information required to be disclosed in reports that we file or submit under the Securities and Exchange Act of 1934, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  No significant changes were made in our internal controls over financial reporting during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Page - 36

Index

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

On October 27, 2008 Visa Inc. announced another settlement with the other major antitrust litigant, Discover Financial Services, Inc., for $1.9 billion, of which $1.7 billion is the responsibility of member banks.  On December 19, 2008 and July 16, 2009, Visa Inc. deposited another $1.1 billion and $700 million, respectively, directly into the litigation escrow account to cover settlements through further reductions in the conversion factor of Visa Inc. Class B shares. As a result, we do not have any liability outstanding related to these two closed cases. Our proportionate share of the potential exposure related to the remaining open cases (the Attridge Litigation and the Interchange Litigation) is not expected to be material.

Item 1A      Risk Factors

Except as noted below, there have been no material changes from the risk factors previously disclosed in our 2008 Form 10-K. Refer to “Risk Factors” in our 2008 Form 10-K, pages 11 through 16.

Effective April 1, 2009, the FDIC adopted a final rule revising its risk-based insurance assessment system and effectively increasing overall assessment rate, The new initial base assessment rates for Risk Category 1 institutions range from twelve to sixteen basis points, on an annualized basis.  The FDIC has also imposed a special Deposit Insurance assessment of 5 basis points on all insured institutions’ total assets minus Tier 1 capital in order to replenish the Deposit Insurance Fund.  This emergency assessment is calculated based on the insured institution’s assets minus Tier 1 capital at June 30, 2009, and will be collected on September 30, 2009.  Further, the final rule authorizes the FDIC to impose up to two additional 5 basis-point assessments depending on any future losses that the FDIC insurance fund may suffer due to failed institutions. The potential increase in FDIC insurance assessment could have a significant impact on our operating expenses.

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds

We did not have any unregistered sales of our equity securities during the three months ended June 30, 2009.

Item 3	Defaults Upon Senior Securities

None.

Page - 37

Index

BANK OF MARIN BANCORP

Item 4	Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders held May 12, 2009, the following matters were submitted to a vote of security holders with the indicated number of votes being cast for, against or withheld, and with the indicated number of abstentions:

1.	To elect twelve members of the Board of Directors to hold office until the 2010 annual meeting of stockholders or until their successors are duly elected and qualified.

Number of Votes	For	Withheld

Judith O’Connell Allen	4,235,498	79,255

Russell A. Colombo	3,787,875	526,878

Thomas M. Foster	4,238,007	76,746

Robert Heller	4,181,185	133,568

Norma J. Howard	3,961,426	353,327

Stuart D. Lum	4,194,728	120,025

Joseph D. Martino	4,237,048	77,705

William H. McDevitt, Jr.	4,135,612	179,141

Joel Sklar, MD	4,235,764	78,989

Brian M. Sobel	4,237,148	77,605

J. Dietrich Stroeh	4,227,273	87,480

Jan I. Yanehiro	4,035,686	279,067

2.	To ratify the selection of Moss Adams LLP, independent auditors, to perform audit services for the year 2009.

For	Against	Abstain

4,219,849	10,977	83,927

Item 5	Other Information

None.

Item 6	Exhibits

The  following exhibits are filed as part of this report or hereby incorporated by reference to filings previously made with the SEC.

3.01	Articles of Incorporation, as amended, is incorporated by reference to Exhibit 3.01 to Bancorp’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007.
3.02	Bylaws, as amended, is incorporated by reference to Exhibit 3.02 to Bancorp’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007.
3.03
Certificate of Determination filed with the California Secretary of State for the purpose of amending registrant’s Articles of Incorporation with respect to preferred stock is incorporated by reference to Exhibit 3.1 to Bancorp’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 9, 2008.

4.01	Rights Agreement dated as of July 2, 2007 is incorporated by reference to Exhibit 4.1 to Registration Statement on Form 8-A12B filed with the Securities and Exchange Commission on July 2, 2007.

Page - 38

Index

BANK OF MARIN BANCORP

4.02
Form of Warrant for Purchase of Shares of Common Stock, as amended, is incorporated by reference to Exhibit 4.4 to the Post Effective Amendment to Form S-3 filed with the Securities and Exchange Commission on April 28, 2009.

10.01	2007 Employee Stock Purchase Plan is incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8 filed with the Securities and Exchange Commission on July 24, 2007.
10.02	1989 Stock Option Plan is incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8 filed with the Securities and Exchange Commission on July 24, 2007.
10.03	1999 Stock Option Plan is incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8 filed with the Securities and Exchange Commission on July 24, 2007.
10.04	2007 Equity Plan is incorporated by reference to Exhibit 4.1 to Registration Statement on Bancorp’s Form S-8 filed with the Securities and Exchange Commission on July 24, 2007.
10.05	Form of Change in Control Agreement is incorporated by reference to Exhibit 10.01 to Current Report on Form 8-K filed with the Securities and Exchange Commission on October 31, 2007.
10.06
Form of Indemnification Agreement for Directors and Executive Officers dated August 9, 2007 is incorporated by reference to Exhibit 10.06 to Bancorp’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007.

10.07
Form of Employment Agreement dated January 23, 2009 is incorporated by reference to Exhibit 10.1 to Bancorp’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 26, 2009.

11.01	Earnings Per Share Computation - included in Note 1 to the Consolidated Financial Statements.
14.01	Code of Ethics is incorporated by reference to Exhibit 14.01 to Bancorp’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 26, 2008.
31.01	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Page - 39

Index

BANK OF MARIN BANCORP

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bank of Marin Bancorp
(registrant)

August 5, 2009	/s/ Russell A. Colombo
Date	Russell A. Colombo
President &
Chief Executive Officer

August 5, 2009	/s/ Christina J. Cook
Date	Christina J. Cook
Executive Vice President &
Chief Financial Officer

August 5, 2009	/s/ Larry R. Olafson
Date	Larry R. Olafson
Senior Vice President &
Controller

Page - 40

Index

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

Page - 41