Form 10-Q
period 2009-09-30
Bank of Marin Bancorp
filed 2009-11-03
CIK 1403475

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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
Yes  ☐     No  ☐

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
Yes  ☐     No  ☒

As of October 30, 2009 there were 5,227,493 shares of common stock outstanding.

PART I FINANCIAL INFORMATION

Item 1.  Financial Statements

BANK OF MARIN BANCORP
CONSOLIDATED STATEMENT OF CONDITION
at September 30, 2009 and December 31, 2008

(in thousands, except share data; September 30, 2009 unaudited)	September 30, 2009	December 31, 2008

Assets
Cash and due from banks	$63,589	$24,926

Investment securities
Held to maturity, at amortized cost	30,163	23,558
Available for sale (at fair market value, amortized cost $79,850 and $79,284 at September 30, 2009 and December 31, 2008, respectively)	81,841	79,952
Total investment securities	112,004	103,510

Loans, net of allowance for loan losses of $11,118 and $9,950 at September 30, 2009 and December 31, 2008, respectively	908,726	880,594
Bank premises and equipment, net	8,257	8,292
Interest receivable and other assets	33,953	32,235

Total assets	$1,126,529	$1,049,557

Liabilities and Stockholders' Equity

Liabilities
Deposits
Non-interest bearing	$246,968	$201,363
Interest bearing
Transaction accounts	89,355	82,223
Savings and money market	454,759	440,496
CDARS® reciprocal time	55,535	42,892
Other time	102,674	85,316
Total deposits	949,291	852,290

Federal funds purchased and Federal Home Loan Bank borrowings	55,000	56,800
Subordinated debenture	5,000	5,000
Interest payable and other liabilities	9,822	9,921

Total liabilities	1,019,113	924,011

Stockholders' Equity
Preferred stock, no par value, $1,000 per share liquidation preference; Authorized - 5,000,000 shares; Issued and outstanding - none and 28,000 shares at September 30, 2009 and December 31, 2008, respectively	---	27,055
Common stock, no par value Authorized - 15,000,000 shares Issued and outstanding - 5,226,993 and 5,146,798 at September 30, 2009 and December 31, 2008, respectively	53,635	51,965
Retained earnings	52,626	46,138
Accumulated other comprehensive income, net	1,155	388

Total stockholders' equity	107,416	125,546

Total liabilities and stockholders' equity	$1,126,529	$1,049,557

The accompanying notes are an integral part of these consolidated financial statements.

BANK OF MARIN BANCORP
CONSOLIDATED STATEMENT OF OPERATIONS
for the nine months ended September 30, 2009 and 2008

(in thousands, except per share amounts; unaudited)	September 30, 2009	September 30, 2008

Interest income
Interest and fees on loans	$40,945		$40,545
Interest on investment securities
Securities of U.S. Government agencies	2,471		2,641
Obligations of state and political subdivisions (tax exempt)	818		531
Corporate debt securities and other	292		258
Interest on Federal funds sold	4		138
Total interest income	44,530		44,113

Interest expense
Interest on interest bearing transaction accounts	86		277
Interest on savings and money market deposits	2,428		5,607
Interest on CDARS® reciprocal time deposits	550		55
Interest on other time deposits	1,188		1,962
Interest on borrowed funds	1,101		702
Total interest expense	5,353		8,603

Net interest income	39,177		35,510
Provision for loan losses	2,985		2,810
Net interest income after provision for loan losses	36,192		32,700

Non-interest income
Service charges on deposit accounts	1,323		1,253
Wealth Management Services	1,017		976
Net gain on redemption of shares in Visa, Inc.	---		457
Other income	1,501		1,489
Total non-interest income	3,841		4,175

Non-interest expense
Salaries and related benefits	13,050		12,372
Occupancy and equipment	2,569		2,363
Depreciation and amortization	1,021		996
FDIC insurance	1,456		366
Data processing	1,173		1,355
Professional services	1,184		1,161
Other expense	3,480		2,970
Total non-interest expense	23,933		21,583
Income before provision for income taxes	16,100		15,292

Provision for income taxes	6,137		5,935
Net income	$9,963		$9,357

Preferred stock dividends and accretion	$(1,299)	$	---
Net income available to common stockholders	$8,664		$9,357

Net income per common share:
Basic	$1.68		$1.82
Diluted	$1.66		$1.79

Weighted average shares used to compute net income per common share:
Basic	5,172		5,135
Diluted	5,224		5,224

Dividends declared per common share	$0.42		$0.42

The accompanying notes are an integral part of these consolidated financial statements.

BANK OF MARIN BANCORP
CONSOLIDATED STATEMENT OF OPERATIONS
for the three months ended September 30, 2009, June 30, 2009, and September 30, 2008

(in thousands, except per share amounts; unaudited)	September 30, 2009	June 30, 2009	September 30, 2008

Interest income
Interest and fees on loans	$13,860	$13,623	$13,833
Interest on investment securities
Securities of U.S. Government agencies	794	809	892
Obligations of state and political subdivisions (tax exempt)	285	287	187
Corporate debt securities and other	176	115	91
Interest on Federal funds sold	1	3	25
Total interest income	15,116	14,837	15,028

Interest expense
Interest on interest bearing transaction accounts	31	31	93
Interest on savings and money market deposits	821	817	1,833
Interest on CDARS® reciprocal time deposits	186	183	50
Interest on other time deposits	378	397	562
Interest on borrowed funds	364	376	179
Total interest expense	1,780	1,804	2,717

Net interest income	13,336	13,033	12,311
Provision for loan losses	1,100	700	1,685
Net interest income after provision for loan losses	12,236	12,333	10,626

Non-interest income
Service charges on deposit accounts	456	432	417
Wealth Management Services	350	351	330
Other income	525	490	447
Total non-interest income	1,331	1,273	1,194

Non-interest expense
Salaries and related benefits	4,286	4,418	4,179
Occupancy and equipment	950	842	802
Depreciation and amortization	335	336	351
FDIC insurance	307	832	131
Data processing	400	392	480
Professional services	366	395	336
Other expense	1,132	1,385	1,163
Total non-interest expense	7,776	8,600	7,442
Income before provision for income taxes	5,791	5,006	4,378

Provision for income taxes	2,190	1,873	1,683
Net income	$3,601	$3,133	$2,695

Net income available to common stockholders	$3,601	$3,133	$2,695

Net income per common share:
Basic	$0.69	$0.61	$0.53
Diluted	$0.68	$0.60	$0.52

Weighted average shares used to compute net income per common share:
Basic	5,205	5,164	5,130
Diluted	5,274	5,214	5,209

Dividends declared per common share	$0.14	$0.14	$0.14

The accompanying notes are an integral part of these consolidated financial statements.

BANK OF MARIN BANCORP
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
for the year ended December 31, 2008 and the nine months ended September 30, 2009

(dollars in thousands; activities in 2009 unaudited )	Preferred	Common Stock		Retained	Accumulated Other Comprehensive Income (Loss),
	Stock	Shares	Amount	Earnings	Net of Taxes	Total
Balance at December 31, 2007	---	5,122,971	$51,059	$36,983	$(268)	$87,774
Comprehensive income:
Net income	---	---	---	12,150	---	12,150
Other comprehensive income
Net change in unrealized gain (loss) on available for sale securities (net of tax effect of $475)	---	---	---	---	656	656
Comprehensive income	---	---	---	12,150	656	12,806
Issuance of preferred stock	27,039	---	---	---	---	27,039
Issuance of common stock warrant	---	---	961	---	---	961
Stock options exercised	---	95,298	1,384	---	---	1,384
Excess tax benefit - stock-based compensation	---	---	380	---	---	380
Common stock repurchased, including commission costs	---	(88,316)	(2,526)	---	---	(2,526)
Stock issued under employee stock purchase plan	---	1,253	32	---	---	32
Stock-based compensation - stock options	---	---	404	---	---	404
Restricted stock granted	---	6,700	---	---	---	---
Stock-based compensation - restricted stock	---	---	24	---	---	24
Cash dividends paid on common stock	---	---	---	(2,882)	---	(2,882)
Dividends on preferred stock	---	---	---	(97)	---	(97)
Accretion of preferred stock	16	---	---	(16)	---	---
Stock issued in payment of director fees	---	8,892	247	---	---	247
Balance at December 31, 2008	27,055	5,146,798	51,965	46,138	388	125,546
Net income	---	---	---	9,963	---	9,963
Other comprehensive income
Net change in unrealized gain on available for sale securities (net of tax effect of $556)	---	---	---	---	767	767
Comprehensive income	---	---	---	9,963	767	10,730
Accretion of preferred stock	945	---	---	(945)	---	---
Repurchase of preferred stock	(28,000)	---	---	---	---	(28,000)
Stock options exercised	---	58,824	845	---	---	845
Excess tax benefit - stock-based compensation	---	---	270	---	---	270
Stock issued under employee stock purchase plan	---	709	18	---	---	18
Restricted stock granted	---	11,575	---	---	---	---
Stock-based compensation - stock options	---	---	252	---	---	252
Stock-based compensation - restricted stock	---	---	52	---	---	52
Cash dividends paid on common stock	---	---	---	(2,176)	---	(2,176)
Dividends on preferred stock	---	---	---	(354)	---	(354)
Stock issued in payment of director fees	---	9,087	233	---	---	233
Balance at September 30, 2009	---	5,226,993	$53,635	$52,626	$1,155	$107,416

The accompanying notes are an integral part of these consolidated financial statements.

BANK OF MARIN BANCORP
CONSOLIDATED STATEMENT OF CASH FLOWS
for the nine months ended September 30, 2009 and 2008

(in thousands, unaudited)	September 30, 2009	September 30, 2008

Cash Flows from Operating Activities:
Net income	$9,963	$9,357
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,985	2,810
Compensation expense--common stock for director fees	165	195
Stock-based compensation expense	304	331
Excess tax benefits from exercised stock options	(142)	(128)
Amortization and accretion of investment security premiums, net	284	186
Loss on sale of investment securities	9	2
Depreciation and amortization	1,021	996
Net gain on redemption of shares in Visa, Inc.	---	(457)
Loss on disposal of premises and equipment	---	14
Loss on sale of repossessed assets	29	---
Net change in operating assets and liabilities:
Interest receivable	(4)	106
Interest payable	40	57
Deferred rent and other rent-related expenses	202	105
Other assets	(2,200)	2,194
Other liabilities	1,393	988
Total adjustments	4,086	7,399
Net cash provided by operating activities	14,049	16,756

Cash Flows from Investing Activities:
Purchase of securities held-to-maturity	(8,438)	(9,584)
Purchase of securities available-for-sale	(30,662)	(42,607)
Proceeds from sale of securities	1,410	21,489
Proceeds from paydowns/maturity of:
Securities held-to-maturity	320	1,125
Securities available-for-sale	29,906	36,531
Loans originated and principal collected, net	(32,557)	(115,460)
Purchase of bank owned life insurance policies	---	(2,219)
Additions to premises and equipment	(986)	(1,747)
Proceeds from sale of repossessed assets	42	---
Net cash used in investing activities	(40,965)	(112,472)

Cash Flows from Financing Activities:
Net increase in deposits	97,001	14,586
Proceeds from stock options exercised	845	1,262
Net (decrease) increase in Federal Funds purchased and Federal
Home Loan Bank borrowings	(1,800)	28,600
Preferred stock repurchased	(28,000)	---
Common stock repurchased	---	(2,526)
Cash dividends paid on common stock	(2,176)	(2,161)
Cash dividends paid on preferred stock	(451)	---
Stock issued under employee stock purchase plan	18	26
Excess tax benefits from exercised stock options	142	128
Net cash provided by financing activities	65,579	39,915

Net increase (decrease) in cash and cash equivalents	38,663	(55,801)
Cash and cash equivalents at beginning of period	24,926	76,265

Cash and cash equivalents at end of period	$63,589	$20,464

Non-Cash Transactions: The nine months ended September 30, 2009 reflects non-cash financing items of $233 thousand for stock issued to pay director fees and $945 thousand for accretion of preferred stock.  The nine months ended September 30, 2009 also reflects non-cash investing items of $141 thousand of loans transferred to repossessed assets. The nine months ended September 30, 2008 reflects a non-cash financing item of $247 thousand for stock issued to pay director fees.

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

Certain information and footnote disclosures presented in the annual financial statements are not included in the interim consolidated financial statements.  Accordingly, the accompanying unaudited interim consolidated financial statements should be read in conjunction with our 2008 Annual Report on Form 10-K.  The results of operations for the three and nine months ended September 30, 2009 are not necessarily indicative of the operating results for the full year.

The following table shows: 1) weighted average basic shares, 2) potential common shares related to stock options, non-vested restricted stock and stock warrant, and 3) weighted average diluted shares. Net income available to common stockholders is calculated as net income reduced by dividends accumulated on preferred stock and amortization of discounts on the preferred stock. Basic earnings per share (“EPS”) are calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding during each period.  Diluted EPS are calculated using the weighted average diluted shares. The number of potential common shares included in quarterly diluted EPS is computed using the average market prices during the three months included in the reporting period. For year-to-date diluted EPS, the number of potential common shares included in the denominator is determined by computing a year-to-date weighted average of the number of potential common shares included in each quarterly diluted EPS computation. Our calculation of weighted average shares includes two classes of our outstanding common stock: common stock and unvested restricted stock awards. Holders of restricted stock awards receive non-forfeitable dividends at the same rate as common stockholders and they both share equally in undistributed earnings.

BANK OF MARIN BANCORP

	Three months ended			Nine months ended
(in thousands, except per share data; unaudited)	September 30, 2009	June 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Weighted average basic shares outstanding	5,205	5,164	5,130	5,172	5,135
Add: Potential common shares related to stock options	49	49	79	45	89
Potential common shares related to non-vested restricted stock	3	1	---	1	---
Potential common shares related to warrant	17	---	---	6	---
Weighted average diluted shares outstanding	5,274	5,214	5,209	5,224	5,224

Net income	$3,601	$3,133	$2,695	$9,963	$9,357
Preferred stock dividends and accretion	---	---	---	(1,299)	---
Net income available to common stockholders	$3,601	$3,133	$2,695	$8,664	$9,357

Basic EPS	$0.69	$0.61	$0.53	$1.68	$1.82
Diluted EPS	$0.68	$0.60	$0.52	$1.66	$1.79

Weighted average anti-dilutive shares not included in the calculation of diluted EPS
Stock options	210	299	201	288	201
Non-vested restricted stock	---	5	---	2	---
Warrant	---	154	---	---	---
Total anti-dilutive shares	210	458	201	290	201

Note 2: Recently Issued Accounting Standards

In August 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2009-05, Fair Value Measurements and Disclosures (Topic 820) - Measuring Liabilities at Fair Value. This update provides clarification for circumstances in which a quoted price in an active market for the identical liability is not available. In such circumstances a reporting entity is required to measure fair value using one or more of the following techniques: (1) A valuation technique that uses: (a) the quoted price of the identical liability when traded as an asset; or (b) quoted prices for similar liabilities or similar liabilities when traded as assets; or (2) another valuation technique that is consistent with the principles of Topic 820 such as an income approach or a market approach. The guidance in this update will be effective for the quarter beginning October 1, 2009 and we do not expect it will have a significant impact on our financial condition or results of operations.

In June 2009, the FASB issued guidance that establishes the FASB Accounting Standards CodificationTM (the “Codification” or “ASC”) as the source of authoritative U.S. generally accepted accounting principles (“U.S. GAAP”) recognized by the FASB for nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also included in the Codification as sources of authoritative U.S. GAAP for SEC registrants. SFAS No. 168 and the Codification are effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The Codification supersedes all existing non-SEC accounting and reporting standards. Following Statement 168, instead of issuing new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts, the FASB issues Accounting Standards Updates, which serves only to: (a) update the Codification; (b) provide background information about the guidance; and (c) provide the bases for conclusions on the change(s) in the Codification. We started following the guidelines in the Codification on July 1, 2009.

In May 2009, the FASB issued guidance (ASC 855) that establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, it sets forth: a) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; b) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and c) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. We adopted the subsequent event guidance in the quarter ended June 30, 2009, which did not have a significant impact on our financial condition or results of operations.

BANK OF MARIN BANCORP

On April 9, 2009, FASB issued the following application guidance to enhance disclosures regarding fair value measurements and impairments of securities:

1. The first guidance relates to interim disclosures about fair value of financial instruments (ASC 825-10-50), which requires an entity to provide quantitative and qualitative disclosures about fair value of any financial instruments for interim reporting periods as well as in annual financial statements. Prior to issuing this guidance, fair values for these assets and liabilities were only disclosed annually. We adopted the interim fair value disclosure guidance in the quarter ended June 30, 2009 and the adoption did not have a significant impact on our financial condition or results of operations. See Note 3 below for further information.

2. The second guidance relates to recognition and presentation of other-than-temporary impairments (ASC 320-10-35), which is intended to bring greater consistency to the timing of impairment recognition, and provide greater clarity to investors about the credit and non-credit components of impaired debt securities that are not expected to be sold. Further, it replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis. It also requires increased and more timely disclosures sought by investors regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. We adopted ASC 320-10-35 for the quarter ended June 30, 2009 and the adoption did not have a significant impact on our financial condition or results of operations. See Note 4 for further information.

3. The third guidance relates to determining fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly (ASC 820-10-35-15A). It reaffirms the objective of fair value measurement— to reflect how much an asset would be sold for in an orderly transaction (as opposed to a distressed or forced transaction) at the date of the financial statements under current market conditions. Specifically, it reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. It also requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence. Adoption of this guidance did not have a significant impact on our financial condition or results of operations.

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

BANK OF MARIN BANCORP

The following table summarizes our assets and liabilities that were required to be recorded at fair value on a recurring basis, all of which were valued using Level 2 inputs.

(in thousands) Description of Financial Instruments	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Balance at September 30, 2009 (unaudited):
Securities available for sale	$81,841	$	---	$81,841	$	---

Derivative financial assets	$9	$	---	$9	$	---

Derivative financial liabilities	$2,196	$	---	$2,196	$	---

Balance at December 31, 2008:
Securities available for sale	$79,952	$	---	$79,952	$	---

Derivative financial liabilities	$3,456	$	---	$3,456	$	---

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

On a recurring basis, derivative financial instruments are recorded at fair value, which is based on the income approach using observable Level 2 market inputs, reflecting market expectations of future interest rates as of the measurement date.  Standard valuation techniques are used to calculate the present value of the future expected cash flows assuming an orderly transaction.  Valuation adjustments may be made to reflect both our own credit risk and the counterparties’ credit quality in determining the fair value of the derivatives. Level 2 inputs for the valuations are limited to observable market prices for London Interbank Offered Rate (“LIBOR”) cash rates (for the very short term), quoted prices for LIBOR futures contracts, observable market prices for LIBOR swap rates, and one-month and three-month LIBOR basis spreads at commonly quoted intervals.  Mid-market pricing of the inputs is used as a practical expedient in the fair value measurements.  Key inputs for interest rate valuations are used to project spot rates at resets specified by each swap, as well as to discount those future cash flows to present value at the measurement date.  When the value of any collateral placed with counterparties is less than the interest rate derivative liability, the interest rate liability position is further discounted to reflect our potential credit risk to counterparties.  We have used the spread over LIBOR on the BBB rated U.S. Bank Composite rate with maturity term corresponding to the duration of the swaps to calculate this credit-risk-related discount of future cash flows.

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

BANK OF MARIN BANCORP

The following table presents the carrying value of financial instruments by level within the fair value hierarchy as of September 30, 2009, for which a non-recurring change in fair value has been recorded.

(in thousands; unaudited) Description of Financial Instruments	At September 30, 2009
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2) (a)	Significant Unobservable Inputs (Level 3) (b)	Losses for the three months ended September 30, 2009 (c)	Losses for the nine months ended September 30, 2009 (c)
Loans carried at fair value	$2,258	$	---	$770	$1,488	$584	$2,539

(a) Represents impaired loan principal balances net of specific valuation allowance of $41 thousand, determined using the discounted cash flow method.

(b) Represents collateral-dependent loan principal balances that had been written down to the appraised value of the underlying collateral, net of specific valuation allowance of $183 thousand. The carrying value of loans fully charged-off, which includes unsecured lines of credit, overdrafts and all other loans, is zero.

(c) Represents charge-offs during the period presented and the specific valuation allowance established on loans during the period.

Disclosures about Fair Value of Financial Instruments

The table below is a summary of fair value estimates for financial instruments as of September 30, 2009 and December 31, 2008, excluding financial instruments recorded at fair value on a recurring basis (summarized in a separate table). The carrying amounts in the following table are recorded in the statement of condition under the indicated captions. We have excluded nonfinanical assets and nonfinancial liabilities defined by the Codification (ASC 820-10-15-1A), such as Bank premises and equipment, deferred taxes and other liabilities.  In addition, we have not disclosed the fair value of financial instruments specifically excluded from disclosure requirements of the Financial Instruments Topic of the Codification (ASC 825-10-50-8), such as Bank-owned life insurance policies.

	September 30, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
(in thousands; 2009 amounts unaudited)	Amounts	Value	Amounts	Value
Financial assets
Cash and cash equivalents	$63,589	$63,589	$24,926	$24,926
Investment securities held to maturity	30,163	31,593	23,558	23,135
Loans, net	908,726	896,825	880,594	896,628
Interest receivable	4,085	4,085	4,081	4,081
Financial liabilities
Deposits	949,291	949,871	852,290	853,187
Federal funds purchased overnight and Federal Home Loan Bank short-term borrowings	---	---	21,800	21,800
Federal Home Loan Bank long-term borrowings	55,000	54,067	35,000	34,137
Subordinated debenture	5,000	3,795	5,000	5,000
Interest payable	958	958	918	918

Following is a description of methods and assumptions used to estimate the fair value of each class of financial instrument not recorded at fair value but required for disclosure purposes:

Cash and Cash Equivalents – The carrying amounts of cash and cash equivalents approximate their fair value because of the short-term nature of these instruments.

Held-to-maturity Securities - Held-to-maturity securities, which generally consist of obligations of state & political subdivisions, are recorded at their amortized cost. Their fair value for disclosure purposes is determined using methodologies similar to those described above for available-for-sale securities using Level 2 inputs. If Level 2 inputs are not available, we may utilize pricing models that incorporate unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities (Level 3).  As of September 30, 2009, we did not hold any securities whose fair value was measured using significant unobservable inputs.

BANK OF MARIN BANCORP

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

Federal Home Loan Bank Long-term Borrowings - The fair value is estimated by discounting the future cash flows using current rates offered by the Federal Home Loan Bank San Francisco (“FHLB”) for similar credit advances corresponding to the remaining duration of our fixed-rate credit advances.

Subordinated Debenture - The fair value of the subordinated debenture is estimated by discounting the future cash flows (interest payment at a rate of three-month LIBOR plus 2.48%) using current market rates at which similar bonds would be issued with similar credit ratings as ours and similar remaining maturities. We have used the spread of the ten-year BBB rated U.S. Bank Composite over LIBOR to calculate this credit-risk-related discount of future cash flows.

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

Note 4:  Investment Securities

Our investment securities portfolio at September 30, 2009 consists primarily of U.S. government agency securities, including mortgage-backed securities (“MBS”) and collateralized mortgage obligations (“CMOs”) issued or guaranteed by Federal National Mortgage Association (“FNMA”), Federal Home Loan Mortgage Corporation (“FHLMC”), or Government National Mortgage Association (“GNMA”). Our portfolio also includes obligations of state and political subdivisions, debentures issued by government-sponsored agencies including FHLB, Federal Farm Credit Bank and FNMA, as well as corporate CMOs, as reflected in the table below.

BANK OF MARIN BANCORP

(in thousands; September 30, 2009 unaudited)	September 30, 2009				December 31, 2008
	Amortized	Fair	Gross Unrealized		Amortized	Fair	Gross Unrealized
	Cost	Value	Gains	(Losses)	Cost	Value	Gains	(Losses)
Held to maturity
Obligations of state and political subdivisions	$30,163	$31,593	$1,619	$(189)	$23,558	$23,135	$373	$(796)

Available for sale
Securities of U. S. government agencies:
MBS pass-through securities issued by FNMA and FHLMC	10,924	11,228	304	---	8,135	8,249	114	---
CMOs issued by FNMA	15,604	16,178	574	---	15,289	15,468	183	(4)
CMOs issued by FHLMC	20,331	20,934	603	---	24,308	24,452	165	(21)
CMOs issued by GNMA	14,290	14,816	526	---	13,160	13,341	219	(38)
Debentures of government sponsored agencies	5,000	5,065	65	---	17,000	17,072	116	(44)
Corporate CMOs	13,701	13,620	1	(82)	1,392	1,370	---	(22)
Total available for sale	79,850	81,841	2,073	(82)	79,284	79,952	797	(129)

Total investment securities	$110,013	$113,434	$3,692	$(271)	$102,842	$103,087	$1,170	$(925)

The amortized cost and fair value of investment securities at September 30, 2009 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2009
	Held to Maturity		Available for Sale
(in thousands; unaudited)	Amortized Cost	Fair Value	Amortized Cost		Fair Value
Within one year	$360	$368	$	---	$	---
After one but within five years	3,683	3,839		2,000		2,065
After five years through ten years	11,886	12,660		19,776		20,002
After ten years	14,234	14,726		58,074		59,774
Total	$30,163	$31,593		$79,850		$81,841

Investment securities carried at $26.9 million and $28.4 million were pledged at September 30, 2009 and December 31, 2008, respectively. During 2009, four held-to-maturity securities issued by the same issuer with a combined carrying value of $1.1 million, and another held-to-maturity security with a carrying value of $335 thousand were sold due to evidence of significant deterioration of creditworthiness.  The proceeds from the sales totaled $1.4 million and the transactions resulted in net losses of $9 thousand recorded in earnings.

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

BANK OF MARIN BANCORP

Six and thirty-seven investment securities were in unrealized loss positions at September 30, 2009 and December 31, 2008, respectively. They are summarized and classified according to the duration of the loss period as follows:

September 30, 2009	< 12 continuous months		> 12 continuous months		Total Securities in a loss position
(In thousands; unaudited)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
Held-to-maturity
Obligations of state & political subdivisions	$ ---	$ ---	$1,871	$(189)	$1,871	$(189)

Available for sale
Corporate CMOs	13,381	(82)	---	---	13,381	(82)
Total available for sale	13,381	(82)	---	---	13,381	(82)
Total temporarily impaired securities	$13,381	$(82)	$1,871	$(189)	$15,252	$(271)

December 31, 2008	< 12 continuous months		> 12 continuous months		Total Securities in a loss position
(In thousands)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
Held-to-maturity
Obligations of state & political subdivisions	$10,449	$(430)	$1,819	$(366)	$12,268	$(796)

Available for sale
Securities of U. S. Government Agencies	23,369	(107)	---	---	23,369	(107)
Corporate CMOs	643	(15)	727	(7)	1,370	(22)
Total available for sale	24,012	(122)	727	(7)	24,739	(129)
Total temporarily impaired securities	$34,461	$(552)	$2,546	$(373)	$37,007	$(925)

The unrealized losses associated with debt securities of U.S. government agencies are primarily driven by changes in interest rates and not due to the credit quality of the securities. Further, securities backed by GNMA, FNMA, or FHLMC have the guarantee of the full faith and credit of the U.S. Federal Government. Obligations of U.S. states and political subdivisions in our portfolio are all investment grade without delinquency history. The unrealized loss amount of the obligations of state and political subdivisions relates to one debenture with payments collected through property tax assessments in an affluent community.  These securities will continue to be monitored as part of our ongoing impairment analysis, but are expected to perform. As a result, we concluded that these securities were not other-than-temporarily impaired at September 30, 2009.

The unrealized losses associated with corporate CMO’s are primarily related to securities backed by residential mortgages. A majority of these securities were AAA-rated by at least one major rating agency. We estimate loss projections for each security by assessing loans collateralizing the security and determining expected default rates and loss severities. Based upon our assessment of expected credit losses of each security given the performance of the underlying collateral and credit enhancements where applicable, we concluded that these securities were not other-than-temporarily impaired at September 30, 2009.

Securities Carried at Cost

As a member of the FHLB, we are required to maintain a minimum investment in the FHLB capital stock determined by the Board of Directors of the FHLB. The minimum investment requirements can also increase in the event we need to increase our borrowing capacity with the FHLB. We held $4.7 million and $3.9 million of FHLB stock recorded at cost in other assets at September 30, 2009 and December 31, 2008, respectively. In January 2009, the FHLB notified us that they temporarily suspended dividend payments on stock in order to build up higher retained earnings and to preserve their capital. On July 30, 2009, the FHLB declared a cash dividend for the second quarter of 2009 at an annualized dividend rate of 0.84%.  Management does not believe that the temporary suspension and/or reduction of dividends on FHLB stock resulted in other-than-temporary-impairment on our investment in FHLB stock, as we expect to be able to redeem this stock at cost.

In addition, as a member bank of Visa Inc., we hold 16,939 shares of Visa Inc. Class B common stock at a zero cost basis.  These shares are restricted from resale until their conversion into Class A (voting) shares on March 25, 2011.

BANK OF MARIN BANCORP

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

Activity in the allowance for loan losses follows:

	Three months ended			Nine months ended

(in thousands; unaudited)	September 30, 2009	June 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Beginning balance	$10,135	$10,289	$8,555	$9,950	$7,575
Provision for loan loss charged to expense	1,100	700	1,685	2,985	2,810
Loans charged off	(392)	(971)	(970)	(2,238)	(1,128)
Loan loss recoveries	275	117	1	421	14
Ending balance	$11,118	$10,135	$9,271	$11,118	$9,271

Total loans held in portfolio at end of period, before deducting allowance for loan losses	$919,844	$909,614	$839,007	919,844	$839,007

Ratio of allowance for loan losses to loans	1.21%	1.11%	1.11%	1.21%	1.11%
Non-accrual loans at period end	$6,049	$5,909	$823	$6,049	$823
Average recorded investment in impaired loans	$8,950	$7,916	$874	$8,222	$517

The gross interest income that would have been recorded had non-accrual and charged-off loans been current totaled $237 thousand in the quarter ended September 30, 2009, $199 thousand in the quarter ended June 30, 2009, and $37 thousand in the quarter ended September 30, 2008.  Foregone interest income on non-accrual and charged-off loans totaled $583 thousand and $49 thousand during the first nine months of 2009 and 2008, respectively.  We recognized $60 thousand and $70 thousand of interest income on non-accrual loans during the quarter and nine-month periods ended September 30, 2009, respectively, as cash payments were received.

Impaired loan balances totaled $7.0 million, $6.2 million and $823 thousand at September 30, 2009, June 30, 2009 and September 30, 2008, respectively, with a specific valuation allowance of $224 thousand, $32 thousand and $47 thousand, respectively. The amount of the recorded investment in impaired loans for which there is no related specific valuation allowance for loan losses totaled $4.6 million, $5.8 million and zero at September 30, 2009, June 30, 2009 and September 30, 2008, respectively. We charge off our estimated losses related to specifically identified impaired loans as the losses are identified. The charged-off portion of impaired loans outstanding at September 30, 2009 totaled approximately $770 thousand.

Impaired loans were primarily comprised of commercial real estate, commercial, collateral dependent construction, and personal loans.  At September 30, 2009, we had no available commitments to extend credit on impaired loans.  The principal balance on loans whose contractual terms have been restructured in a manner which grants a concession to a borrower experiencing financial difficulties was $456 thousand at September 30, 2009, $251 thousand at June 30, 2009 and $120 thousand at September 30, 2008.  These restructured loan amounts have been included in the impaired loan totals noted above.  All but one impaired restructured loan were current in their payments and accruing interest at each period end.

Note 6: Borrowings

Federal Funds Purchased– We have unsecured lines of credit totaling $75.0 million with correspondent banks for overnight borrowings.  In general, interest rates on these lines approximate the Federal funds target rate. At September 30, 2009 and December 31, 2008, we had no overnight borrowings outstanding under these credit facilities.

BANK OF MARIN BANCORP

Federal Home Loan Bank Borrowings – As of September 30, 2009 and December 31, 2008, we had lines of credit with the FHLB totaling $230.6 million and $195.8 million, respectively.  At September 30, 2009 and December 31, 2008, FHLB overnight borrowings totaled zero and $21.8 million, respectively.

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

At September 30, 2009, $175.6 million was remaining as available for borrowing from the FHLB under a formula based on eligible collateral, mainly a portfolio of loans. The FHLB overnight borrowing and the FHLB line of credit are secured by essentially all of our financial assets, including loans, investment securities, cash and cash equivalents under a blanket lien.

Federal Reserve Line of Credit – We also have a line of credit with the Federal Reserve Bank of San Francisco (“FRB”). On March 30, 2009, we pledged a certain residential loan portfolio that increased our borrowing capacity with the FRB.  At September 30, 2009 and December 31, 2008, we have borrowing capacity under this line totaling $35.3 and $2.9 million, respectively, and had no outstanding borrowings with the FRB.

Subordinated Debt – On September 17, 2004 we issued a 15-year, $5.0 million subordinated debenture through a pooled trust preferred program, which matures on June 17, 2019.  We have the right to redeem the debenture, in whole or in part, at the redemption price at principal amounts in multiples of $1.0 million on any interest payment date on or after June 17, 2009.  The interest rate on the debenture changes quarterly and is paid quarterly at the three-month LIBOR plus 2.48%. The rate at September 30, 2009 was 2.77%. The debenture is subordinated to the claims of depositors and our other creditors.

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

BANK OF MARIN BANCORP

Common Dividends

A summary of cash dividends paid to common stockholders, which are recorded as a reduction of retained earnings, is presented below.

	Three months ended			Nine months ended
(in thousands, except per share data; unaudited)	September 30, 2009	June 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Cash dividends	$730	$724	$719	$2,176	$2,161
Cash dividends per share	$0.14	$0.14	$0.14	$0.42	$0.42

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

Stock-based compensation and tax benefits on exercised options are shown below.

	Three months ended			Nine months ended
(in thousands; unaudited)	September 30, 2009	June 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Stock-based compensation	$106	$102	$103	$304	$331
Excess tax benefits on exercised options	$50	$215	$69	$270	$128

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

BANK OF MARIN BANCORP

The contract amount of loan commitments and standby letters of credit not reflected on the consolidated statement of condition was $236.8 million at September 30, 2009 at rates ranging from 2.25% to 9.75%.  This amount included $132.3 million under commercial lines of credit (these commitments are contingent upon customers maintaining specific credit standards), $73.7 million under revolving home equity lines, $18.4 million under undisbursed construction loans, $4.7 million under standby letters of credit, and a remaining $7.7 million under personal and other lines of credit. We have set aside an allowance for losses in the amount of $474 thousand for these commitments, which is recorded in interest payable and other liabilities.

Operating Leases

We rent certain premises and equipment under long-term non-cancelable operating leases expiring at various dates through the year 2024. Commitments under these leases approximate $618 thousand, $2.5 million, $2.1 million, $2.0 million and $2.0 million for 2009, 2010, 2011, 2012, and 2013, respectively, and $16.8 million for all years thereafter.

Litigation and Regulatory Matters

There have been no changes to the disclosure regarding litigation and regulatory matters in Note 13 – Commitments and Contingencies to the Consolidated Financial Statements of the Bancorp’s 2008 Annual Report on Form 10-K.

Note 9:  Derivative Financial Instruments and Hedging Activities

We have entered into interest rate swap agreements, primarily as an asset/liability management strategy, in order to mitigate the changes in the fair value of specified long-term fixed-rate loans and firm commitments to enter into long-term fixed-rate loans caused by changes in interest rates.  These hedges allow us to offer long-term fixed rate loans to customers without assuming the interest rate risk of a long-term asset by swapping our fixed-rate interest stream for a floating-rate interest stream, generally benchmarked to the one-month U.S. dollar LIBOR index, thus protecting us against changes in the net interest margin otherwise associated with fluctuating interest rates.

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

Our credit exposure, if any, on interest rate swaps is limited to the net favorable value (net of any collateral pledged) and interest payments of all swaps by each counterparty. Conversely, when an interest rate swap is in a liability position exceeding a certain threshold, we are required to post collateral to the counterparty (generally when our derivative liability position is greater than $100 thousand or $1.3 million, depending upon the counterparty, at which time posting of collateral in an amount up to the liability position is required).  Collateral levels are monitored and adjusted on a regular basis for changes in interest rate swap values. The aggregate fair value of all derivative instruments that are in a liability position and have collateral requirements on September 30, 2009 is $1.9 million, for which we have posted collateral in the form of cash totaling $2.6 million.

BANK OF MARIN BANCORP

As of September 30, 2009, we had four interest rate swap agreements, which are scheduled to mature in September 2018, April 2019, June 2020 and May 2022.  All of our derivatives are accounted for as fair value hedges. As our interest rate swaps are settled monthly with counterparties, accrued interest on the swaps, if any, is minimal. Information on our derivatives follows:

(in thousands; September 30, 2009 unaudited)	Asset derivatives designated as fair value hedges			Liability derivatives designated as fair value hedges
	September 30, 2009	December 31, 2008		September 30, 2009	December 31, 2008

Interest rate swap notional amount	$1,943	$	---	$17,351	$17,833
Credit risk amount	9		---	---	---
Interest rate swap fair value (1)	9		---	2,196	3,456
Balance sheet location	Other assets		---	Other liabilities	Other liabilities

	Three months ended
(in thousands; unaudited)	September 30, 2009	June 30, 2009	September 30, 2008
(Decrease) increase in value of designated interest rate swaps recognized in interest income	$(372)	$1,259	$(231)
Payment on interest rate swap recorded in interest income	(219)	(214)	(106)
Increase (decrease) in value of hedged loans recognized in interest income	405	(1,284)	186
Decrease in value of yield maintenance agreement recognized against interest income	(5)	(6)	(5)
Net loss on derivatives recognized in interest income (2)	$(191)	$(245)	$(156)

	Nine months ended
(in thousands; unaudited)	September 30, 2009	September 30, 2008
Increase (decrease) in value of designated interest rate swaps recognized in interest income	$1,268	$(255)
Payment on interest rate swap recorded in interest income	(630)	(251)
(Decrease) increase in value of hedged loans recognized in interest income	(1,299)	217
Decrease in value of yield maintenance agreement recognized against interest income	(14)	(14)
Net loss on derivatives recognized in interest income (2)	$(675)	$(303)

(1) See Note 3 for valuation methodology.

(2) Ineffectiveness of $28 thousand, ($31) thousand, and ($50) thousand was recorded in interest income during the three months ended September 30, 2009,  June 30, 2009, and September 30, 2008, respectively. Ineffectiveness of ($45) thousand,and ($52) thousand was recorded in interest income during the nine-month periods ended September 30, 2009 and 2008, respectively. The full change in value of swaps was included in the assessment of hedge effectiveness.

BANK OF MARIN BANCORP

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In the following pages, Management discusses its analysis of the financial condition and results of operations for the third quarter of 2009 compared to the third quarter of 2008 and to the prior quarter (second quarter of 2009) as well as the nine-month period ended September 30, 2009 compared to the same period in 2008. This discussion should be read in conjunction with the related consolidated financial statements in this Form 10-Q and with the audited consolidated financial statements and accompanying notes included in our 2008 Annual Report.  Average balances, including balances used in calculating certain financial ratios, are generally comprised of average daily balances.

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

Forward-looking statements are based on Management's current expectations regarding economic, legislative, and regulatory issues that may impact our earnings in future periods. A number of factors—many of which are beyond Management’s control—could cause future results to vary materially from current Management expectations. Such factors include, but are not limited to, general economic conditions; the current financial turmoil in the U.S. and abroad; changes in interest rates, deposit flows, real estate values and competition; changes in accounting principles, policies or guidelines; changes in legislation or regulation; and other economic, competitive, governmental, regulatory and technological factors affecting our operations, pricing, products and services. These and other important factors are detailed in the Risk Factors section of our 2008 Form 10-K as filed with the SEC, copies of which are available from us at no charge. Forward-looking statements speak only as of the date they are made. We do not undertake to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made or to reflect the occurrence of unanticipated events.

Executive Summary

We produced healthy financial results in the first nine months of 2009 and continued to focus on our customer relationships which led to higher deposits, a core funding source for our steady loan growth. We have also expanded our franchise by opening a branch in Greenbrae, California in September 2009.

We reported third-quarter 2009 earnings of $3.6 million, up $906 thousand, or 33.6%, from the same period a year ago, and up $468 thousand, or 14.9% from the second quarter of 2009.  Diluted earnings per common share in the third quarter of 2009 were $0.68, up sixteen cents, or 30.8% from the third quarter of 2008, and up eight cents, or 13.3% from the second quarter of 2009.   Earnings for the nine-month period ended September 30, 2009 totaled $10.0 million, an increase of $606 thousand, or 6.5%, over the same period a year ago.  Diluted earnings per share for the nine-month period ended September 30, 2009 totaled $1.66, compared to $1.79 for the same period a year ago.  The earnings per common share for the nine-month period ended September 30, 2009 were reduced by $0.25 as a result of the non-recurring accelerated accretion of the redemption premium resulting from our early repurchase of the preferred stock, and dividends on the preferred stock. Further, earnings reflected a special assessment imposed by the Federal Deposit Insurance Corporation (“FDIC”) on all banks in the second quarter of 2009, which resulted in $496 thousand in additional expense and reduced diluted earnings per share by $0.06 for the nine-month period ended September 30, 2009.

BANK OF MARIN BANCORP

Gross loans increased $29.3 million, or 3.3%, over December 31, 2008 and totaled $919.8 million at September 30, 2009.  The mix of loans reflects an increase in the percentage of home equity lines of credit to total loans, as well as a decrease in construction loans.

While the U.S. economy showed some signs of improvement during the second and third quarter of 2009, consumers continue to experience high levels of financial stress from an increased unemployment rate as well as continued declines in home prices. These factors have impacted the markets we serve. Our customers are also affected by further reductions in spending by consumers and businesses. In the quarters ended September 30, 2009, June 30, 2009 and September 30, 2008, our loan loss provision totaled $1.1 million, $700 thousand and $1.7 million, respectively, and net charge-offs totaled $117 thousand, $854 thousand, and $969 thousand in the same periods, respectively. The allowance for loan losses as a percentage of loans totaled 1.21% at September 30, 2009 compared to 1.12% at December 31, 2008. Non-accrual loans totaled $6.0 million, or 0.7%, of the Bank’s loan portfolio at September 30, 2009, compared to $6.7 million, or 0.8%, at December 31, 2008.

We have been focusing on improving our core funding mix by generating low cost deposits though our dedicated team of bankers, and those efforts have produced growth of $97.0 million or 11.4% in deposits from 2008 year-end. Core deposit growth has provided valuable low-cost liquidity to support our asset growth.

Net interest income of $13.3 million in the quarter ended September 30, 2009 increased $1.0 million, or 8.3%, from the same period last year, and the year-to-date amount for 2009 increased $3.7 million, or 10.3% from the same period last year. The increases reflect growth in interest-earning assets and a reduced cost of funds, partially offset by decreased loan yields primarily due to a lower-rate environment. The tax-equivalent net interest margin was 5.18% in the third quarter of 2009 compared to 5.35% in the third quarter of 2008 and 5.16% in the first nine months of 2009 compared to 5.43% in the first nine months of 2008.  Decreases in the tax-equivalent net interest margin were primarily due to the downward re-pricing of our loan portfolio in a declining rate environment and to a lesser extent, interest foregone on non-accrual loans (representing a nine-basis point and an eight-basis point impact on the net interest margin in the quarter and nine months ended September 30, 2009, respectively).

The third quarter efficiency ratio improved to 53.02%, down from 55.11% in the same quarter last year and 60.11% in the preceding quarter, reflecting the expansion of net interest income mentioned above. The decrease in the efficiency ratio from the prior quarter also benefited from the decrease in non-interest expenses, mainly due to the absence of the FDIC special assessment and ACH operational losses included in the second quarter of 2009.

Non-interest income totaled $1.3 million in the third quarter of 2009, an increase of $137 thousand or 11.5% from the same period last year.  Excluding a pre-tax non-recurring gain of $457 thousand recorded in the first quarter of 2008 related to the mandatory redemption of a portion of our shares in Visa Inc., non-interest income of $3.8 million for the first nine months of 2009 increased modestly by 3.3% from the same period last year.

Non-interest expense totaled $7.8 million in the third quarter of 2009 and $23.9 million in the first nine months of 2009.  Non-interest expense for the first nine months of 2008 included a reversal of a pre-tax charge of $242 thousand that was originally recorded in the fourth quarter of 2007, for the potential obligation to Visa Inc. in connection with certain litigation indemnifications provided to Visa Inc. by Visa member banks. Excluding this reversal of the $242 thousand litigation liability, non-interest expense in the first nine months of 2009 increased $2.1 million, or 9.7%, from the same period a year ago. The increase reflected $1.1 million more in FDIC premiums related to a significantly higher FDIC premium assessment rate (including a special assessment of five basis points on total assets minus Tier 1 capital as of June 30, 2009) and increased deposits levels. The increase also reflects higher personnel and occupancy costs associated with branch expansion, ACH operational losses, increased legal fees in connection with our participation and termination in the TCPP program, as well as costs associated with delinquent loans, partially offset by lower data processing and other professional costs.

Critical Accounting Policies

Critical accounting policies are those that are both most important to the portrayal of our financial condition and results of operations and require Management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

BANK OF MARIN BANCORP

Management has determined the following five accounting policies to be critical: Allowance for Loan Losses, Other-than-temporary Impairment of Investment Securities, Share-Based Payment, Accounting for Income Taxes and Fair Value Measurements.

Allowance for Loan Losses

Allowance for loan losses is based upon estimates of loan losses and is maintained at a level considered adequate to provide for probable losses inherent in the outstanding loan portfolio. The allowance is increased by provisions charged to expense and reduced by net charge-offs.  In periodic evaluations of the adequacy of the allowance balance, Management considers our past loan loss experience by type of credit, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, current economic conditions and other factors. We formally assess the adequacy of the allowance for loan losses on a quarterly basis. These assessments include the periodic re-grading of loans based on changes in their individual credit characteristics including delinquency, seasoning, recent financial performance of the borrower, economic factors, changes in the interest rate environment, and other factors as warranted. Loans are initially graded when originated. They are reviewed as they are renewed, when there is a new loan to the same borrower and/or when identified facts demonstrate heightened risk of default. Management monitors delinquent loans continuously and identifies problem loans to be evaluated individually for impairment testing. For loans that are determined impaired, formal impairment measurement is performed at least quarterly on a loan-by-loan basis.

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

BANK OF MARIN BANCORP

RESULTS OF OPERATIONS

Overview

Highlights of the financial results are presented in the following table:

(dollars in thousands, except per share data;	As of and for the three months ended			As of and for the nine months ended
unaudited)	September 30, 2009	June 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
For the period:
Net income	$3,601	$3,133	$2,695	$9,963	$9,357
Net income per share
Basic	$0.69	$0.61	$0.53	$1.68	$1.82
Diluted	$0.68	$0.60	$0.52	$1.66	$1.79
Return on average assets	1.29%	1.16%	1.10%	1.23%	1.35%
Return on average equity	13.46%	12.25%	11.37%	11.89%	13.55%
Common stock dividend payout ratio	20.29%	22.95%	26.42%	25.00%	23.08%
Average equity to average asset ratio	9.57%	9.51%	9.70%	10.34%	9.94%
Efficiency ratio	53.02%	60.11%	55.11%	55.63%	54.39%
At period end:
Book value per common share	$20.55	$19.90	$18.43	$20.55	$18.43
Total assets	$1,126,529	$1,094,359	$984,739	$1,126,529	$984,739
Total loans	$919,844	$909,614	$839,007	$919,844	$839,007
Total deposits	$949,291	$922,605	$849,228	$949,291	$849,228
Loan-to-deposit ratio	96.9%	98.6%	98.8%	96.9%	98.8%

Net Interest Income

Net interest income is the difference between the interest earned on loans, investments and other interest-earning assets and the interest expense incurred on deposits and other interest-bearing liabilities. Net interest income is impacted by changes in general market interest rates and by changes in the amounts and composition of interest-earning assets and interest-bearing liabilities. Interest rate changes can create fluctuations in the net interest margin due to an imbalance in the timing of repricing or maturity of assets or liabilities. We manage interest rate risk exposure with the goal of minimizing the impact of interest rate volatility on net interest margin.

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

Average Statements of Condition and Analysis of Net Interest Income

	Three months ended			Three months ended			Three months ended
	September 30, 2009			June 30, 2009			September 30, 2008
		Interest			Interest			Interest
(Dollars in thousands;	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
unaudited)	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Federal funds sold and other short-term investments	$223	$1	0.23%	$6,604	$3	0.18%	$5,065	$25	1.93%
Investment securities
U.S. Government agencies (1)	67,514	794	4.70%	68,915	809	4.70%	71,726	892	4.95%
Other (1)	9,403	176	7.49%	5,644	115	8.15%	5,697	91	6.35%
Obligations of state and political subdivisions (2)	30,558	433	5.67%	30,389	436	5.74%	20,184	282	5.56%
Loans and banker's acceptances (2) (3)	916,177	13,924	5.95%	909,298	13,687	5.95%	819,886	13,833	6.71%
Total interest-earning assets	1,023,875	15,328	5.86%	1,020,850	15,050	5.83%	922,558	15,123	6.52%
Cash and due from banks	51,316			23,960			23,248
Bank premises and equipment, net	8,193			7,959			8,699
Interest receivable and other assets, net	25,550			26,150			17,530
Total assets	$1,108,934			$1,078,919			$972,035
Liabilities and Stockholders' Equity
Interest-bearing transaction accounts	$90,448	$31	0.14%	$93,706	$31	0.13%	$78,650	$93	0.47%
Savings and money market accounts	444,423	821	0.73%	420,629	817	0.78%	459,633	1,833	1.59%
Time accounts	100,157	378	1.50%	97,530	397	1.63%	82,992	562	2.69%
CDARS® reciprocal deposits	54,923	186	1.34%	52,534	183	1.40%	7,640	50	2.60%
Purchased funds	55,000	323	2.33%	68,363	328	1.92%	22,484	110	1.95%
Subordinated debenture	5,000	41	3.21%	5,000	48	3.80%	5,000	69	5.40%
Total interest-bearing liabilities	749,951	1,780	0.94%	737,762	1,804	0.98%	656,399	2,717	1.65%
Demand accounts	243,950			228,861			213,618
Interest payable and other liabilities	8,899			9,686			7,730
Stockholders' equity	106,134			102,610			94,288
Total liabilities & stockholders' equity	$1,108,934			$1,078,919			$972,035
Tax-equivalent net interest income/margin		$13,548	5.18%		$13,246	5.13%		$12,406	5.35%
Reported net interest income/margin		$13,336	5.10%		$13,033	5.05%		$12,311	5.22%
Tax-equivalent net interest rate spread			4.92%			4.85%			4.87%

Page-27

	Nine months ended			Nine months ended
	September 30, 2009			September 30, 2008
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Federal funds sold and other short-term investments	$2,342	$4	0.23%	$5,475	$138	3.31%
Investment securities
U.S. Government agencies (1)	70,590	2,471	4.67%	72,012	2,641	4.90%
Other (1)	5,493	292	7.09%	6,347	258	5.43%
Obligations of state and political subdivisions (2)	28,880	1,243	5.74%	18,890	798	5.64%
Loans and banker's acceptances (2) (3)	909,417	41,137	5.96%	777,686	40,545	6.96%
Total interest-earning assets	1,016,722	45,147	5.86%	880,410	44,380	6.73%
Cash and due from banks	32,637			22,279
Bank premises and equipment, net	8,119			8,316
Interest receivable and other assets, net	25,832			16,961
Total assets	$1,083,310			$927,966

Liabilities and Stockholders' Equity
Interest-bearing transaction accounts	$89,789	$86	0.13%	$78,331	$277	0.47%
Savings and money market accounts	424,461	2,428	0.76%	422,852	5,607	1.77%
Time accounts	95,879	1,188	1.66%	82,323	1,962	3.18%
CDARS® reciprocal deposits	51,229	550	1.44%	2,854	55	2.57%
Purchased funds	67,656	958	1.89%	28,942	473	2.18%
Subordinated debenture	5,000	143	3.77%	5,000	229	6.02%
Total interest-bearing liabilities	734,014	5,353	0.98%	620,302	8,603	1.85%
Demand accounts	227,587			207,792
Interest payable and other liabilities	9,720			7,600
Stockholders' equity	111,989			92,272
Total liabilities & stockholders' equity	$1,083,310			$927,966

Tax-equivalent net interest income/margin		$39,794	5.16%		$35,777	5.43%
Reported net interest income/margin		$39,177	5.08%		$35,510	5.30%
Tax-equivalent net interest rate spread			4.88%			4.88%

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

Page-28

BANK OF MARIN BANCORP

Third Quarter of 2009 Compared to Third Quarter of 2008

The tax-equivalent net interest margin decreased to 5.18% in the third quarter of 2009, down seventeen basis points from the third quarter of 2008. The decrease in the net interest margin was primarily due to the repricing of our loan portfolio in a declining rate environment in the later half of 2008, and to a lesser extent, interest foregone on non-accrual loans (representing a nine-basis-point impact on the net interest margin in the quarter ended September 30, 2009 versus a two-basis-point effect in the quarter ended September 30, 2008).

Compared to the third quarter of 2008, net interest income in the third quarter of 2009 benefited from lower rates on deposits and the subordinated debenture, partially offset by lower loan yields and increases in the balances of higher-costing Certificate of Deposit Account Registry Service deposits (“CDARS®”), and purchased funds.

Total average interest-earning assets increased $101.3 million, or 11.0%, in the third quarter of 2009 compared to the third quarter of 2008. The increase primarily relates to average loan growth of $96.3 million, an increase in average investment securities of $9.9 million, partially offset by a decrease of $4.8 million in average Federal funds sold.

Market interest rates are in part based on the target Federal funds interest rate (the interest rate banks charge each other for short-term borrowings) implemented by the Federal Reserve Open Market Committee. In 2008, there were seven downward adjustments to the target rate totaling 325 basis points, bringing the target interest rate to a historic low with a range of 0% to 0.25% in December of 2008 where it remains as of September 30, 2009.

The average yield on interest-earning assets decreased sixty-six basis points in the third quarter of 2009 compared to the third quarter of 2008. The yield on the loan portfolio, which comprised 89.5% and 88.9% of average interest-earning assets in the quarters ended September 30, 2009 and 2008, respectively, decreased seventy-six basis points in the third quarter of 2009 over the comparable period a year ago due to the downward repricing of variable-rate loans and new loans originated at lower market rates, as well as maturities and pay downs of loans with higher yields.  The decrease in yields of U.S. government agencies was partially offset by the increase in yields of municipal bonds, for which state and political subdivisions were forced to offer higher rates as investors became wary of the credit quality of the issuer and the insurance companies that guaranteed the instruments.

The average balance of interest-bearing liabilities increased $93.6 million, or 14.3%, in the third quarter of 2009 compared to the same period a year ago. The increase was comprised of $61.0 million in interest-bearing deposit accounts and $32.5 million in funds purchased to support loan growth.

The rate on interest-bearing liabilities decreased seventy-one basis points in the third quarter of 2009 compared to the same quarter a year ago, primarily due to lower offered deposit rates, partially offset by the shift from lower-costing money market accounts to higher costing time deposits and FHLB fixed-rate advances. The rates on time deposits, CDARS® reciprocal deposits, and savings and money market accounts decreased 119 basis points, 126 basis points and 86 basis points, respectively, compared to the same quarter a year ago.  The decreases reflected sharply declining market rates in the later half of 2008.

In addition, the rate on purchased funds, which includes both FHLB fixed-rate advances and overnight borrowings, increased thirty-eight basis points in the third quarter of 2009 compared to the same quarter last year, due to a shift in the mix of purchased funds from lower-costing overnight borrowings to fixed rate advances. The rate on the subordinated debenture decreased 219 basis points due to a decline in the LIBOR rate, to which the borrowing is indexed.

Third Quarter of 2009 Compared to Second Quarter of 2009

The tax equivalent net interest margin increased five basis points from the prior quarter, primarily due a shift in the mix in the third quarter of 2009 towards higher-yielding securities and loans, away from Federal funds sold in the second quarter of 2009. For the same reason, the average yield on total interest-earning assets increased slightly by three basis points in the quarter ended September 30, 2009 compared to the prior quarter.

Page-29

BANK OF MARIN BANCORP

Total average interest-earning assets increased $3.0 million, or 0.3%, in the third quarter of 2009 compared to the prior quarter, with $6.9 million in average loan growth and $2.5 million in average investment securities, partially offset by a decrease of $6.4 million in Federal funds sold.

The average balance of interest-bearing liabilities increased $12.2 million, or 1.7%, in the third quarter of 2009 compared to the prior quarter.  Increases of $25.6 million in average interest-bearing deposits were partially offset by a decline of $13.4 million in average overnight borrowings.

The average balance of demand deposits, on which no interest is paid, increased to 26.1% of average deposits, up from 25.6% in the previous quarter. The average balance of higher-costing time deposits (including CDARS® reciprocal deposits) decreased slightly to 16.6% of average deposits, down from 16.8% in the previous quarter. The increase in the proportion of deposits to interest bearing liabilities also contributed to the lower cost of funds.

The rate on interest-bearing liabilities decreased four basis points in the third quarter of 2009 compared to the prior quarter. The rate on time deposits decreased thirteen basis points from the prior quarter, and the rate of CDARS® reciprocal deposits decreased by six basis points, primarily related to the maturity of higher-rate time deposits. The rate on savings and money market accounts decreased by five basis points. The rate on purchased funds increased forty-one basis points due to a shift in the mix of purchased funds from lower-rate overnight borrowings to fixed rate advances. The rate on the subordinated debenture decreased fifty-nine basis points due to a decline in the three-month LIBOR rate, to which the debenture rate is indexed.

Nine Months 2009 Compared to Nine Months 2008

The tax-equivalent net interest margin decreased to 5.16% in the first nine months of 2009, down twenty-seven basis points from the first nine months of 2008. Lower loan and agency securities yields were partially offset by lower rates on deposits and purchased funds. The decrease in the net interest margin was primarily due to the repricing of our loan portfolio in a declining rate environment in the later half of 2008, and to a lesser extent, interest foregone on non-accrual loans (representing an eight-basis-point impact on the net interest margin in the nine months ended September 30, 2009 versus a one-basis-point effect in the nine months ended September 30, 2008).

Average interest-earning assets increased $136.3 million, or 15.5%, in the first nine months of 2009 compared to the first nine months of 2008.  The increase primarily relates to average loan growth of $131.7 million and an increase in average investment securities of $7.7 million, partially offset by a $3.1 million decline in Federal funds sold.

The yield on the loan portfolio, which comprised 89.4% and 88.3% of average earning assets in the nine months ended September 30, 2009 and 2008, respectively, decreased 100 basis points in the first nine months of 2009 compared to the first nine months of 2008 due to the repricing of variable-rate loans and new loans originated at lower market rates, as well as maturities and pay downs of higher yielding loans.

The yield on agency securities in the first nine months of 2009 decreased twenty-three basis points from the yield in the same period a year ago, mainly due to a tighter spread between agency yields and Treasury rates on newly purchased agency securities and increased prepayments of higher-yielding securities which accelerated the amortization of premiums. On the other hand, the yield on municipal bonds increased ten basis points, as the yields on securities purchased were impacted by state and political subdivisions which were forced to offer higher rates when investors became wary of the credit quality of the issuer and the insurance companies who guaranteed the instruments.

The average balance of interest-bearing liabilities increased $113.7 million, or 18.3%, in the first nine months of 2009 compared to the first nine months of 2008.  The increases are pervasive in all categories of interest-bearing liabilities, most notably in CDARS® reciprocal deposits of $48.4 million and purchased funds of $38.7 million. Late in the first quarter of 2008, we began to offer a new deposit product, CDARS®, a network through which the Bank offers Federal Deposit Insurance Corporation insurance coverage in excess of the $250 thousand regulatory maximum by placing deposits in multiple banks participating in the network. We have experienced a shift in the relative mix of interest-bearing deposits in the first nine months of 2009 compared to the first nine months of 2008 as the proportion of higher-costing time accounts (mainly CDARS®) has increased while the proportion of money market deposit accounts has decreased.

Page-30

BANK OF MARIN BANCORP

The rate on interest-bearing liabilities decreased eighty-seven basis points in the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008, reflecting generally declining market rates.  The rate on savings and money market accounts, time deposits and CDARS® decreased 101 basis points, 152 basis points, and 113 basis points, respectively, in the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. The rate on purchased funds declined twenty-nine basis points in the comparable period, primarily due to declines in the Federal funds target rate. The rate on the subordinated debenture declined 225 basis points due to a decline in the three-month LIBOR rate, to which the debenture rate is indexed.

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

Our provision for loan losses totaled $1.1 million in the third quarter of 2009 compared to $1.7 million in the third quarter of 2008, and $700 thousand in the second quarter of 2009.  The decrease to the provision for loan losses in the third quarter of 2009 compared to the same period last year primarily reflects a decrease in the volume of newly identified problem credits during the third quarter of 2009 compared to the third quarter of 2008.  In the third quarter of 2008, we increased the provision for loan losses as we increased the allocation for economic uncertainty and specific reserves on certain non-accrual loans.  Starting in the third quarter of 2008, we witnessed financial difficulties experienced by borrowers in our market, especially in the construction, commercial, and commercial real estate industries, where real estate sale prices have declined and holding periods have increased.  The U.S. economy is still experiencing significantly reduced business activity as a result of, among other factors, disruptions in the financial system, dramatic declines in the housing prices, and an increasing unemployment rate.  There have been significant reductions in spending by consumers and businesses. In response to this, we have been proactive in evaluating reserve percentages for economic and other qualitative factors used to determine the adequacy of the allowance for loan losses.  The increase to the provision for loan losses from the prior quarter reflects an increased allowance factor for land loans related to the construction of residential subdivisions.  The allowance for loan losses as a percentage of loans was 1.21% and 1.12% at September 30, 2009 and December 31, 2008, respectively. The specific reserve totaled $224 thousand and $44 thousand at September 30, 2009 and December 31, 2008, respectively.  Impaired loan balances increased slightly from $6.7 million at December 31, 2008 to $7.0 million at September 30, 2009.

Net charge-offs in the third quarter of 2009 totaled $117 thousand compared to $854 thousand in the second quarter of 2009 and $969 thousand in the third quarter of 2008. The decreases in net charge-offs reflect a recovery totaling $255 thousand from the sale of a collateral property of an impaired construction loan in the third quarter of 2009. Net charge-offs totaled $1.8 million in the first nine months of 2009 compared to $1.1 million in the first nine months of 2008. The majority of charge-offs in 2009 primarily relate to commercial and construction loans secured by real property where the value of collateral has declined, and to a lesser extent, personal loans and home equity loans.  Our recent losses have stemmed primarily from the land development and single family residential projects in Sonoma County, California, where property prices have been affected more significantly than our primary market of Marin County. The percentage of net charge-offs to total loans at period end was 0.01% in the third quarter of 2009, compared to 0.09% in the second quarter of 2009 and 0.12% in the third quarter of 2008 reflecting the factors discussed above.

Page-31

BANK OF MARIN BANCORP

Non-interest Income

The table below details the components of non-interest income.

				September 30, 2009 compared		September 30, 2009 compared
				to June 30, 2009		to September 30, 2008
	Three months ended			Amount	Percent	Amount	Percent
	September 30,	June 30,	September 30,	Increase	Increase	Increase	Increase
(dollars in thousands; unaudited)	2009	2009	2008	(Decrease)	(Decrease)	(Decrease)	(Decrease)

Service charges on deposit accounts	$456	$432	$417	$24	5.6%	$39	9.4%
Wealth Management Services	350	351	330	(1)	(0.3%)	20	6.1%
Other non-interest income
Earnings on Bank-owned life insurance	175	174	154	1	0.6%	21	13.6%
Customer banking fees and other charges	128	108	97	20	18.5%	31	32.0%
Other income	222	208	196	14	6.7%	26	13.3%
Total other non-interest income	525	490	447	35	7.1%	78	17.4%
Total non-interest income	$1,331	$1,273	$1,194	$58	4.6%	$137	11.5%

	Nine months ended		Amount	Percent
	September 30,	September 30,	Increase	Increase
(dollars in thousands; unaudited)	2009	2008	(Decrease)	(Decrease)

Service charges on deposit accounts	$1,323	$1,253	$70	5.6%
Wealth Management Services	1,017	976	41	4.2%
Net gain on redemption of shares in Visa, Inc	---	457	(457)	(100.0%)
Other non-interest income
Earnings on Bank-owned life insurance	520	452	68	15.0%
Customer banking fees and other charges	336	307	29	9.4%
Other income	645	730	(85)	(11.6%)
Total other non-interest income	1,501	1,489	12	0.8%
Total non-interest income	$3,841	$4,175	$(334)	(8.0%)

Non-interest income in the third quarter of 2009 increased $137 thousand or 11.5% when compared to the same quarter a year ago, and increased $58 thousand or 4.6%, compared to the prior quarter.

The increase in service charges on deposit accounts when compared to last quarter was mainly due to an increase in deposit accounts leading to a higher volume of service charges.  The increase from the same quarter a year ago is due to higher net analysis fees, primarily attributable to a decline in the earnings allowance rate in December 2009.

Wealth Management Services (“WMS”) income remained relatively consistent when compared to last quarter.  The increase from the same quarter a year ago is mainly attributable the acquisition of additional assets under management.

The increase in our Bank-owned life insurance income is primarily due to a $2.2 million new purchase of policies in August 2008.

The increase in customer banking fees when compared to the same quarter a year ago is due to higher visa debit fees (primarily attributable to a higher volume of applications resulting from a Visa® card promotion), as well as an increase in remote deposit capture fees.  The increase from last quarter is attributable to the same promotion mentioned above.

The increase in other non-interest income from the same quarter a year ago is primarily due to higher merchant card fee income, resulting from the renegotiation of our data processing contract, which lowered merchant card interchange charged by our data processing vendor, partially offset by $24 thousand in losses on the sale of three repossessed mobile homes. When compared to the prior quarter, other non-interest income increased due to a $9 thousand gain on investment securities sold in the third quarter versus an $18 loss in the second quarter, as well as an increase in the dividend received on the FHLB stock, partially offset by the $24 thousand loss mentioned above.

Page-32

BANK OF MARIN BANCORP

In the first nine months of 2008, the mandatory redemption of a portion of our shares of Visa Inc. generated a net gain of $457 thousand. Excluding this gain, non-interest income in the first nine months of 2009 increased $123 thousand, or 3.3% from the comparable period a year ago.

Service charges on deposit accounts in the first nine months of 2009 increased $70 thousand, or 5.6%, compared to the first nine months of 2008, primarily attributable to an increase in fees from our business analysis accounts, reflecting a reduced earnings credit rate in December 2009.  The increase in WMS income is due to a one time trust-services fee received in the second quarter of 2009, as well as the acquisition of new assets under management.  When comparing the first nine months of 2009 to the first nine months of 2008, the increase in Bank-owned life insurance income is attributable to purchases of policies totaling $2.2 million in August 2008.  The decrease in year-to-date 2009 other income from the same period last year is mainly due to the absence of $42 thousand in interest we received in the second quarter of 2008 on amended tax returns, a decrease in reverse mortgage fees (we terminated this service on May 1, 2008), a decrease in cash management income (when customers switched to a new on-balance sheet sweep product in late 2008, we no longer receive significant fees from the previous cash management reserve processor), and $29 thousand of losses on the sale of repossessed mobile homes.  These decreases were partially offset by the increase in Merchant Card fee income due to the renegotiation of our data processing contract, discussed earlier.

Non-interest Expense

The table below details the components of non-interest expense.

				September 30, 2009 compared		September 30, 2009 compared
				to June 30, 2009		to September 30, 2008
	Three months ended			Amount	Percent	Amount	Percent
	September 30,	June 30,	September 30,	Increase	Increase	Increase	Increase
(dollars in thousands; unaudited)	2009	2009	2008	(Decrease)	(Decrease)	(Decrease)	(Decrease)
Salaries and related benefits	$4,286	$4,418	$4,179	$(132)	(3.0%)	$107	2.6%
Occupancy and equipment	950	842	802	108	12.8%	148	18.5%
Depreciation & amortization	335	336	351	(1)	(0.3%)	(16)	(4.6%)
FDIC insurance	307	832	131	(525)	(63.1%)	176	134.4%
Data processing costs	400	392	480	8	2.0%	(80)	(16.7%)
Professional services	366	395	336	(29)	(7.3%)	30	8.9%
Other non-interest expense
Advertising	135	130	101	5	3.8%	34	33.7%
Director expense	95	104	105	(9)	(8.7%)	(10)	(9.5%)
Other expense	902	1,151	957	(249)	(21.6%)	(55)	(5.7%)
Total other non-interest expense	1,132	1,385	1,163	(253)	(18.3%)	(31)	(2.7%)
Total non-interest expense	$7,776	$8,600	$7,442	$(824)	(9.6%)	$334	4.5%

	Nine months ended		Amount	Percent
	September 30,	September 30,	Increase	Increase
(dollars in thousands; unaudited)	2009	2008	(Decrease)	(Decrease)
Salaries and related benefits	$13,050	$12,372	$678	5.5%
Occupancy and equipment	2,569	2,363	206	8.7%
Depreciation & amortization	1,021	996	25	2.5%
FDIC insurance	1,456	366	1,090	297.8%
Data processing fees	1,173	1,355	(182)	(13.4%)
Professional services	1,184	1,161	23	2.0%
Other non-interest expense
Advertising	343	291	52	17.9%
Director expense	314	335	(21)	(6.3%)
Other expense	2,823	2,344	479	20.4%
Total other non-interest expense	3,480	2,970	510	17.2%
Total non-interest expense	$23,933	$21,583	$2,350	10.9%

Page-33

BANK OF MARIN BANCORP

Non-interest expense for the quarter ended September 30, 2009 decreased $824 thousand from the previous quarter, or 9.6%, and increased $334 thousand, or 4.5%, from the same quarter last year.

Salaries and benefit expenses remained relatively consistent when compared to the same quarter last year and the previous quarter.  The number of full-time equivalent employees (FTE) totaled 196, 195 and 197 at September 30, 2009, June 30, 2009 and September 30, 2008, respectively.

The increases in occupancy and equipment expenses from the same period a year ago is due to the rent of our new Greenbrae branch (opened in September 2009) and higher rent associated with renewed leases, as well as increases in maintenance and repair expenses.  When compared to the previous quarter, occupancy and equipment expenses increased primarily due to costs accrued in the third quarter of 2009 for vault relocation and the new Greenbrae branch rent expense.

Depreciation and amortization expenses for the second quarter of 2009 remained relatively consistent compared to the same quarter last year and the prior quarter.

FDIC insurance increased when compared to the same quarter a year ago due to a higher FDIC assessment rate (which more than doubled from last year), and higher deposits.  Effective April 1, 2009, the FDIC adopted a final rule revising its risk-based insurance assessment system and effectively increasing the overall assessment rate. The new initial base assessment rates for Risk Category 1 institutions range from twelve to sixteen basis points, on an annualized basis.  The FDIC has also imposed a special Deposit Insurance assessment of five basis points on all insured institutions’ total assets minus Tier 1 capital at June 30, 2009 in order to replenish the Deposit Insurance Fund.  The decrease of FDIC insurance from the last quarter is primarily due to the absence of such special assessment of $496 thousand.

Data processing expenses decreased in the third quarter of 2009 compared to the third quarter of 2008 as we benefited from the renegotiation of our contract with our data processing vendor.  Compared to the second quarter of 2009, data processing expenses remained relatively stable.

The increase in professional service expenses for the third quarter of 2009 compared to the third quarter of 2008 was primarily due to an increase in legal expenses associated with delinquent loans. The decrease compared to the prior quarter was mainly attributable to one-time legal costs in the second quarter of 2009 incurred in connection with general labor and benefit plan consultation.

The increase in advertising expenses from the third quarter of 2008 is primarily due to fees associated with a new public relations firm.  When compared to the second quarter of 2009, advertising remained consistent.

The decrease in other non-interest expense from the second quarter of 2008 is primarily due to a reduction in provision for losses on off-balance sheet commitments due to a lower commitment amount, as well as the absence of a non-recurring licensing fee incurred in the third quarter of 2008.  The decrease from the prior quarter is due to the absence of ACH operational losses incurred in the second quarter of 2009.

Excluding the $242 thousand Visa Inc. litigation cost reversed against other expense in the first quarter of 2008 as discussed earlier in the Executive Summary, non-interest expense in the first nine months of 2009 increased $2.1 million, or 9.7%, from the corresponding period of 2008. The year-to-date increase in salaries and benefits over the same period last year is primarily due to higher personnel costs and employee insurance costs associated with branch expansion, partially offset by a lower 401k matching contribution, as some employees have cancelled or reduced contributions to the program. The increases in occupancy and equipment expense and FDIC insurance are due to the same reasons listed in the quarter over quarter discussion above.  Data processing expenses decreased due to the renegotiation of the data processing contract mentioned above. Professional service expenses increased slightly by 2.0% when compared to the same period of 2008, which reflected increased legal fees in connection with our participation and termination in the TCPP program, as well as costs associated with delinquent loans, partially offset by lower investment advisor fees and other professional costs..  Excluding the $242 thousand litigation liability reversal discussed earlier in the Executive Summary, other non-interest expense increased $268 thousand, or 8.3%, in the first nine months of 2009 compared to that same time period last year. The change reflects the second-quarter 2009 ACH operational losses that did not recur.

Page-34

BANK OF MARIN BANCORP

Provision for Income Taxes

Bancorp reported a provision for income taxes of $2.2 million, $1.9 million, and $1.7 million for the quarters ended September 30, 2009, June 30, 2009, and September 30, 2008, respectively.  The effective tax rates were 37.8%, 37.4% and 38.4%, respectively for those same periods. The provision for income taxes was $6.1 million and $5.9 million for the first nine months ended September 30, 2009 and 2008, respectively.  The effective tax rates were 38.1% and 38.8% for the nine-month periods ended September 30, 2009 and 2008, respectively. These provisions reflect accruals for taxes at the applicable rates for federal income tax and California franchise tax based upon reported pre-tax income, adjusted for the effect of all permanent differences between income for tax and financial reporting purposes (such as earnings on qualified municipal securities, Bank-owned life insurance policies and certain federal tax-exempt loans). Therefore, there are normal fluctuations in the effective rate from period to period based on the relationship of net permanent differences to income before tax. The Bank has not been subject to an alternative minimum tax.

Bancorp and the Bank have entered into a tax allocation agreement which provides that income taxes shall be allocated between the parties on a separate entity basis.  The intent of this agreement is that each member of the consolidated group will incur no greater tax liability than it would have incurred on a stand-alone basis.

Page-35

BANK OF MARIN BANCORP

FINANCIAL CONDITION
Summary

During the first nine months of 2009, total assets increased $77.0 million to $1.1 billion from December 31, 2008. This increase in assets primarily reflects an increase in cash and cash equivalents of $38.7 million and an increase in net loans of $28.1 million.  As shown in the table below, the increase in loans primarily reflects increases in revolving home equity lines of credit, commercial owner-occupied real estate loans and other residential loans, partially offset by a decrease in construction loans.

(Dollars in thousands; September 30, 2009 unaudited)	September 30, 2009	December 31, 2008
Commercial loans	$152,446	$146,483
Real estate
Commercial owner-occupied	149,660	140,977
Commercial investor	326,159	326,193
Construction	112,419	121,981
Home equity	84,036	65,076
Other residential (a)	64,139	55,600
Installment and other consumer loans	30,985	34,234
Total loans	919,844	890,544
Allowance for loan losses	(11,118)	(9,950)
Total net loans	$908,726	$880,594

(a) Our residential loan portfolio includes no sub-prime loans, nor is it our normal practice to underwrite loans commonly referred to as "Alt-A mortgages", the characteristics of which are loans lacking full documentation, borrowers having low FICO scores or collateral compositions reflecting high loan-to-value ratios.

At September 30, 2009, we had sixteen non-accrual loans totaling $6.0 million compared to ten non-accrual loans totaling $6.7 million at December 31, 2008.  Impaired loan balances at September 30, 2009 and December 31, 2008 totaled $7.0 million and $6.7 million, respectively, which included six troubled-debt restructured loans (primarily performing), totaling $456 thousand at September 30, 2009, and one troubled-debt restructured loan totaling $119 thousand at December 31, 2008.

Our investment securities portfolio increased $8.5 million or 8.2% in the first nine months of 2009 primarily due to purchases, net of paydowns and maturities.  Any investment securities in our portfolio that may be backed by Alt-A mortgages represent approximately 12% of our total investment portfolio.

Other assets include net deferred tax assets of $6.5 million and $6.2 million at September 30, 2009 and December 31, 2008, respectively.  These deferred tax assets consist primarily of tax benefits expected to be realized in future periods related to temporary differences for the allowance for loan losses, depreciation, leases and deferred compensation.  Management believes these assets to be realizable due to the Bank’s consistent record of earnings and the expectation that earnings will continue at a level adequate to realize such benefits.

During the first nine months of 2009, total liabilities increased $95.1 million to $1.0 billion.  The increase in total liabilities was primarily due to an increase in deposits of $97.0 million.  The increase in deposits primarily reflects increases in non-interest bearing deposits of $45.6 million, other time deposits of $17.4 million, and savings and money market deposits of $14.3 million.   We attracted deposits due to the safety and soundness of the Bank and our focus on customer service, as well as the national trend of movement towards lower-risk holdings.

Stockholders’ equity decreased $18.1 million to $107.4 million during the first nine months of 2009.  The decrease in stockholders’ equity primarily reflects the repurchase of $28 million of preferred stock from the U.S. Treasury as discussed in Note 7 to the Consolidated Financial Statements, and dividends paid on both preferred and common stock of $2.5 million, partially offset by earnings of $10.0 million and stock options exercised of $845 thousand.

Page-36

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

The Bank’s and Bancorp’s capital adequacy ratios as of September 30, 2009 and December 31, 2008 are presented in the following table.  The ratios have decreased since December 2008 due to the repurchase of preferred stock under the TCPP program as discussed in Note 7 to the consolidated financial statements.

Capital Ratios for Bancorp			Ratio for Capital
(in thousands; September 30, 2009 unaudited)	Actual Ratio		Adequacy Purposes
As of September 30, 2009	Amount	Ratio	Amount	Ratio
Total Capital (to risk-weighted assets)	$122,852	12.09%	≥ $81,293	≥ 8.00%
Tier 1 Capital (to risk-weighted assets)	$106,260	10.46%	≥ $40,646	≥ 4.00%
Tier 1 Capital (to average assets)	$106,260	9.58%	≥ $44,357	≥ 4.00%

As of December 31, 2008
Total Capital (to risk-weighted assets)	$140,620	14.08%	>$79,933	≥ 8.00%
Tier 1 Capital (to risk-weighted assets)	$125,158	12.53%	>$39,967	≥ 4.00%
Tier 1 Capital (to average assets)	$125,158	12.40%	>$40,390	≥ 4.00%

					Ratio to be Well
					Capitalized under
Capital Ratios for the Bank			Ratio for Capital		Prompt Corrective
(in thousands; September 30, 2009 unaudited)	Actual Ratio		Adequacy Purposes		Action Provisions
As of September 30, 2009	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk-weighted assets)	$121,626	11.97%	≥ $81,290	≥ 8.00%	≥ $101,612	≥ 10.00%
Tier 1 Capital (to risk-weighted assets)	$105,034	10.34%	≥ $40,645	≥ 4.00%	≥ $60,967	≥ 6.00%
Tier 1 Capital (to average assets)	$105,034	9.47%	≥ $44,356	≥ 4.00%	≥ $55,445	≥ 5.00%

As of December 31, 2008
Total Capital (to risk-weighted assets)	$139,329	13.95%	>$79,922	≥ 8.00%	>$99,903	≥ 10.00%
Tier 1 Capital (to risk-weighted assets)	$123,867	12.40%	>$39,961	≥ 4.00%	>$59,942	≥ 6.00%
Tier 1 Capital (to average assets)	$123,867	12.27%	>$40,389	≥ 4.00%	>$50,487	≥ 5.00%

Page-37

BANK OF MARIN BANCORP

Liquidity

The goal of liquidity management is to provide adequate funds to meet both loan demand and unexpected deposit withdrawals.  We accomplish this goal by maintaining an appropriate level of liquid assets, and formal lines of credit with the FHLB, Federal Reserve Bank of San Francisco (“FRB”) and correspondent banks that enable us to borrow funds as needed.  Our Asset/Liability Management Committee (“ALCO”), which is comprised of certain directors of the Bank, is responsible for establishing and monitoring our liquidity targets and strategies.

Management regularly adjusts our investments in liquid assets based upon our assessment of expected loan demand, expected deposit flows, yields available on interest-earning securities and the objectives of our asset/liability management program.  ALCO has also developed a contingency plan should liquidity drop unexpectedly below internal requirements.

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

We must retain and attract new deposits, which depends upon the variety and effectiveness of our customer account products, service and convenience, and rates paid to customers, as well as our financial strength. Any long-term decline in retail deposit funding would adversely impact our liquidity. Management does not anticipate significant reliance on Federal funds purchased and FHLB advances in the near future, as our core deposit inflow has provided adequate liquidity to fund our operations.

As presented in the accompanying unaudited consolidated statements of cash flows, the sources of liquidity vary between periods. Consolidated cash and cash equivalents at September 30, 2009 totaled $63.6 million, an increase of $38.7 million over December 31, 2008. The primary sources of funds during the first nine months of 2009 included a $97.0 million net increase in deposits, $30.2 million in paydowns and maturities of investment securities, and $14.0 million net cash provided by operating activities.  The primary uses of funds were $32.6 million in loan originations (net of principal collections), $39.1 million for investment securities purchases and $28 million for the repurchase of preferred stock.

At September 30, 2009, our cash and cash equivalents and unpledged available for sale securities maturing within one year totaled $70.4 million. The remainder of the unpledged available for sale securities portfolio of $75.0 million provides additional liquidity. Taken together, these liquid assets equaled 12.9% of our assets at September 30, 2009, compared to 9.4% at December 31, 2008. The increased liquidity at September 30, 2009 was primarily due to deposit growth exceeding loan growth, partially offset by our repurchase of $28.0 million of preferred stock in the first quarter of 2009.

As financial institutions continue to fail, the FDIC Deposit Insurance Fund is depleting rapidly. Therefore, the FDIC has proposed that banks prepay their regular insurance premiums for the next three years in December 2009. If the FDIC proposal is passed, our cash and cash equivalents would be reduced by approximately $5.0 million in December 2009.

We anticipate that cash and cash equivalents on hand and other sources of funds will provide adequate liquidity for our operating, investing and financing needs and our regulatory liquidity requirements for the foreseeable future. Management monitors our liquidity position daily, balancing loan funding/payments with changes in deposit activity and overnight investments.  We continually monitor our lending activity to ensure our liquidity position is not jeopardized.  Our emphasis on local deposits combined with our 9.5% equity to assets ratio, provides a very stable funding base. In addition to cash and cash equivalents, we have substantial additional borrowing capacity including unsecured lines of credit totaling $75.0 million with correspondent banks.  Further, on March 30, 2009, we pledged a certain residential loan portfolio that increased our borrowing capacity with the FRB, which currently totals $35.3 million.  As of September 30, 2009, there is no debt outstanding from correspondent banks or the FRB.  We are also a member of the FHLB and have a line of credit (secured under terms of a blanket collateral agreement by a pledge of loans) in the amount of $230.6 million, of which $175.6 million was available at September 30, 2009. Borrowings under the line are limited to eligible collateral. The interest rate on overnight borrowing with both correspondent banks and FHLB is determined daily.

Page-38

BANK OF MARIN BANCORP

Undisbursed loan commitments, which are not reflected on the consolidated statement of condition, totaled $236.8 million at September 30, 2009 at rates ranging from 2.25% to 9.75%.  This amount included $132.3 million under commercial lines of credit (these commitments are contingent upon customers maintaining specific credit standards), $73.7 million under revolving home equity lines, $18.4 million under undisbursed construction loans, $4.7 million under standby letters of credit, and a remaining $7.7 million under personal and other lines of credit. These commitments, to the extent used, are expected to be funded through repayment of existing loans, deposit growth and FHLB borrowings. Over the next twelve months $92.0 million of time deposits will mature. We expect these funds to be replaced with new time or savings accounts.

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

There has been no change to the Federal funds target rate during the first nine months of 2009. We expect to be slightly asset sensitive; however, there will likely be a lag in the upward re-pricing of loans when rates begin to move up due to loans on floors. Also refer to “Market Risk Management” in our 2008 Annual Report.

Page-39

BANK OF MARIN BANCORP

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

PART II OTHER INFORMATION

Item 1 Legal Proceedings

There are no pending, or to Management's knowledge, any threatened, material legal proceedings to which we are a defendant, or to which any of our properties are subject.  There are no material legal proceedings to which any director, any nominee for election as a director, any executive officer, or any associate of any such director, nominee or officer is a party adverse to us.

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

Page-40

BANK OF MARIN BANCORP

Item 1A Risk Factors

Except as noted below, there have been no material changes from the risk factors previously disclosed in our 2008 Form 10-K. Refer to “Risk Factors” in our 2008 Form 10-K, pages 11 through 16.

Effort to Replenish the FDIC Insurance Fund Would Impact Our Financial Results and Business.

As financial institutions continue to fail, the FDIC Deposit Insurance Fund (“DIF”) is depleting rapidly.  In 2009, the FDIC adopted a rule which authorizes the FDIC to impose up to two additional five basis-point special assessments. The FDIC is also looking at other options to rebuild the DIF, including having banks prepay their regular insurance premiums for the next three years, borrowing funds from healthy banks, tapping into the U.S. Treasury lines of credit, and/or imposing another special assessment. If the FDIC does choose to impose another special assessment, it could have a significant impact on our operating expenses. If the FDIC chooses to have banks prepay their regular insurance, it could have a negative impact on liquidity. On September 29, 2009, the FDIC proposed a Deposit Insurance Fund restoration plan that requires banks to prepay, on December 30, 2009, their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. Under the plan, banks would be assessed through 2010 according to the risk-based premium schedule adopted in April this year. However, beginning January 1, 2011, the base rate would increase by three basis points.

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds

We did not have any unregistered sales of our equity securities during the three months ended September 30, 2009.

Item 3	Defaults Upon Senior Securities

None.

Item 4	Submission of Matters to a Vote of Security Holders

None.

Item 5	Other Information

None.

Page-41

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

11.01	Earnings Per Share Computation - included in Note 1 to the Consolidated Financial Statements.
14.01	Code of Ethics is incorporated by reference to Exhibit 14.01 to Bancorp’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 26, 2008.
31.01	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Page-42

BANK OF MARIN BANCORP

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bank of Marin Bancorp
(registrant)

November 2, 2009	/s/ Russell A. Colombo
Date	Russell A. Colombo
President &
Chief Executive Officer

November 2, 2009	/s/ Christina J. Cook
Date	Christina J. Cook
Executive Vice President &
Chief Financial Officer

November 2, 2009	/s/ Larry R. Olafson
Date	Larry R. Olafson
Senior Vice President &
Controller

Page-43

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