Form 10-K
period 2009-12-31
Bank of Marin Bancorp
filed 2010-03-15
CIK 1403475

BANK OF MARIN BANCORP

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:   December 31, 2009
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

(415) 763-4520
(Registrant's telephone number, including area code)

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

Page - 1

BANK OF MARIN BANCORP

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  ☒                     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes  ☐                      No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.  (Check One):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark if the registrant is a shell company, as defined in Rule 12b(2) of the Exchange Act.
Yes  ☐                      No  ☒

As of June 30, 2009, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates, based upon the closing price per share of the registrant's common stock as reported by the NASDAQ, was approximately $135 million.  For the purpose of this response, directors and officers of the Registrant are considered the affiliates at that date.

As of February 28, 2010 there were 5,235,077 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on May 11, 2010 are incorporated by reference into Part III.

Page - 2

BANK OF MARIN BANCORP

Explanatory Note

Bank of Marin Bancorp is the successor registrant to Bank of Marin pursuant to an 8-K filed with the SEC on June 29, 2007.

On July 1, 2007 (the "Effective Date"), a bank holding company reorganization was completed whereby Bank of Marin Bancorp became the parent holding company for Bank of Marin.  On the Effective Date, each outstanding share of Bank of Marin common stock was converted into one share of Bank of Marin Bancorp common stock and Bank of Marin became a wholly-owned subsidiary of the holding company. Bank of Marin Bancorp assumed the ticker symbol BMRC, which was formerly used by Bank of Marin. Prior to the Effective Date, Bank of Marin filed reports and proxy statements with the Federal Deposit Insurance Corporation ("FDIC") pursuant to Sections 12 of the Securities Exchange Act of 1934 (the "1934 Act").

References in this report to "Bancorp" mean the Bank of Marin Bancorp parent holding company for Bank of Marin (the "Bank"). References to "we," "our," "us" mean the holding company and the Bank that are consolidated for financial reporting purposes.

The financial statements and discussion thereof contained in this report for periods subsequent to the reorganization relate to consolidated Bank of Marin Bancorp.  Periods prior to the reorganization relate to Bank of Marin only.  The information is comparable as the sole subsidiary of Bank of Marin Bancorp is the Bank of Marin.

Copies of our filings are available by requesting them in writing or by phone from:

Corporate Secretary
Bank of Marin
504 Redwood Blvd., Suite 100
Novato, CA 94947
415-763-4523

They are also available on our website at www.bankofmarin.com. This website address is for information only and is not intended to be an active link, or to incorporate any website information into this document.

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

Forward-looking statements are based on Management's current expectations regarding economic, legislative, and regulatory issues that may impact our earnings in future periods. A number of factors - many of which are beyond Management's control - could cause future results to vary materially from current Management's expectations. Such factors include, but are not limited to, general economic conditions, the current financial turmoil in the United States and abroad, changes in interest rates, deposit flows, real estate values and competition; changes in accounting principles, policies or guidelines; changes in legislation or regulation; and other economic, competitive, governmental, regulatory and technological factors affecting our operations, pricing, products and services. These and other important factors are detailed in Item 1A Risk Factors section of this report. Forward-looking statements speak only as of the date they are made. We do not undertake to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made or to reflect the occurrence of unanticipated events.

ITEM 1.	BUSINESS

On July 1, 2007, a bank holding company reorganization was completed whereby Bank of Marin Bancorp became the parent holding company for Bank of Marin (the "Bank"), its sole subsidiary. Upon formation of the holding company, Bancorp became subject to regulation under the Bank Holding Company Act of 1956, as amended, which subjects Bancorp to Federal Reserve Board reporting and examination requirements. The Bank was incorporated in August 1989, received its charter from the California Superintendent of Banks (now the California Department of Financial Institutions or "DFI") and commenced operations in January 1990. The Bank is an insured bank under the Federal Deposit Insurance Act.

Virtually all of our business is conducted through Bancorp's sole subsidiary, the Bank, which is headquartered in Novato, California.  We operate through thirteen branch offices in Marin and southern Sonoma counties, north of San Francisco, California.  We also have a commercial loan production office in San Francisco. Our customer base is made up of business and personal banking relationships from the communities near the branch office locations.  Our business banking focus is on small to medium-sized businesses, professionals and not-for-profit organizations.

We offer a broad range of commercial and retail deposit and lending programs designed to meet the needs of our target markets.  Our loan products include commercial loans and lines of credit, construction financing, consumer loans, and home equity lines of credit.  Merchant card services are available for our customers in retail businesses. Through a third party vendor, we offer a proprietary Visa® credit card product combined with a rewards program to our customers, as well as a Business Visa® program for business and professional customers. We also offer cash management sweep to business clients through a third party vendor.

We offer a variety of personal and business checking and savings accounts, and a number of time deposit alternatives, including time certificates of deposit, Individual Retirement Accounts ("IRAs"), Health Savings Accounts, and Certificate of Deposit Account Registry Service ("CDARS®"). CDARS® is a network through which we offer full FDIC insurance coverage in excess of the regulatory maximum by placing deposits in multiple banks participating in the network.  We also offer remote deposit capture, direct deposit of payroll, social security and pension checks, fraud prevention services, and image lockbox services.  A valet deposit pick-up service is available to our professional and business clients.  Automatic teller machines ("ATM's") are available at each branch location and at the Marin Airporter terminal in Larkspur.

Page - 6

BANK OF MARIN BANCORP

Our ATM network is linked to the Cirrus, PLUS and NYCE networks.  In January 2009, we began offering free access to a network of nation-wide surcharge-free ATM's called MoneyPass.  We also offer our depositors 24-hour access to their accounts by telephone and through our internet banking products available to personal and business account holders.

We offer Wealth Management Services ("WMS") which include customized investment portfolio management, financial planning, trust administration, estate settlement and custody services, and advice of charitable giving.  We also offer 401(k) plan services to small and medium businesses through a third party vendor.

We offer branch-based Private Banking as a natural extension of our services. Our Private Banking includes deposit services and loans, as well as a full range of banking services.

We do not directly offer international banking services, but do make such services available to our customers through other financial institutions with whom we have correspondent banking relationships.

We hold no patents, licenses (other than licenses required by the appropriate banking regulatory agencies), franchises or concessions.  The Bank has registered the service marks "The Spirit of Marin", the words "Bank of Marin", the Bank of Marin logo, and the Bank of Marin tagline "Committed to your business and our community" with the United States Patent & Trademark Office.  In addition, Bancorp has registered the service marks for the words "Bank of Marin Bancorp" and for the Bank of Marin Bancorp logo with the United States Patent & Trademark Office.

All service marks registered by Bancorp or the Bank are registered on the United States Patent & Trademark Office Principal Register, with the exception of the words "Bank of Marin Bancorp" which is registered on the United States Patent & Trademark Office Supplemental Register.

Market Area

Our primary market area reaches from southern Sonoma County to and including San Francisco and lies between the Pacific Ocean on the west and San Francisco Bay to the east. Our customer base is made up of business and personal banking relationships from the communities near the branch office locations.

We attract deposit relationships from individuals, merchants, small to medium-sized businesses, not-for-profit organizations and professionals who live and/or work in the communities comprising our market areas.  Approximately 87% of our deposits are from Marin and southern Sonoma counties, and approximately 60% of our deposits are from businesses and 40% are from individuals.

Page - 7

BANK OF MARIN BANCORP

Competition

The banking business in California generally, and in our market area specifically, is highly competitive with respect to attracting both loan and deposit relationships.  The increasingly competitive environment is impacted by changes in regulation, interest rate environment, technology and product delivery systems, and the consolidation among financial service providers. The Marin County market area is dominated by two major national banks, each of which has more branch offices than us in the defined service area.  Additionally, there are several thrifts, including the major thrift institutions operating in the California market, credit unions and other independent banks.

Approximately 87 banking offices with $8.5 billion in total deposits as of June 30, 2009 served the Marin County market.  As of that same date, there were approximately 4 thrift offices in Marin with $0.7 billion in total deposits.  We have the largest business core deposit market share, representing 24.5% of business core deposits in Marin County1.  We have also gained overall deposit market share in our primary market area in 20091. The four financial institutions with the greatest deposit market share in Marin County are Wells Fargo Bank, Bank of America, Bank of Marin, and Westamerica Bank with deposit market shares of 25.1% and 18.9%, 9.4%, and 8.0%, respectively1.

In the southern Sonoma County area of Petaluma, there are approximately 27 banking and thrift offices with $1.4 billion in total deposits as of June 30, 2009.  Compared with our share of 3.9%, the four banking institutions with the greatest overall market share, Wells Fargo Bank, Bank of America, First Community Bank, and Bank of the West had deposit market shares in Petaluma of 32.1%, 16.7%, 9.0%, and 9.0%, respectively1.

We also compete for depositors' funds with money market mutual funds and with non-bank financial institutions such as brokerage firms and insurance companies.  Among the competitive advantages held by some of these non-bank financial institutions is their ability to finance extensive advertising campaigns, and to allocate investment assets to regions of California or other states with areas of highest demand and often, therefore, higher yield.

Nationwide banks have the competitive advantages of national advertising campaigns and technology infrastructure to achieve economies of scale.  Large commercial banks also have substantially greater lending limits and have the ability to offer certain services which are not offered directly by us.

In order to compete with the numerous, and often larger, financial institutions in our primary market area, we use, to the fullest extent possible, the flexibility and rapid response capabilities which are accorded by our independent status.  Our competitive advantages also include an emphasis on specialized services, community involvement, philanthropic giving, local promotional activities and personal contacts.  The commitment and dedication of our organizers, directors, officers and staff have also contributed greatly to our success in competing for business.

Employees

At December 31, 2009, we employed 199 full-time equivalent ("FTE") staff.  The actual number of employees at year-end 2009 included 5 executive officers, 72 other corporate officers and 145 staff. None of our employees are presently represented by a union or covered by a collective bargaining agreement.  We believe that our employee relations are good.  We have been recognized as one of the "Best Places to Work in the San Francisco Bay Area" by the San Francisco Business Times.

1  Based on the latest available FDIC deposit market share data as of June 30, 2009.

Page - 8

BANK OF MARIN BANCORP

SUPERVISION AND REGULATION

Bank holding companies and banks are extensively regulated under both federal and state law.  The following discussion summarizes certain significant laws, rules and regulations affecting Bancorp and the Bank.

Bank Holding Company Regulation

Upon formation of the bank holding company on July 1, 2007, we became subject to regulation under the Bank Holding Company Act of 1956, as amended ("BHCA") which subjects Bancorp to Federal Reserve Board reporting and examination requirements.  Under the Federal Reserve Board's regulations, a bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks.

The BHCA regulates the activities of holding companies including acquisitions, mergers and consolidations and, together with the Gramm-Leach Bliley Act of 1999, the scope of allowable banking activities.

Bank Regulation

Banking regulations are primarily intended to protect depositors' funds, federal deposit insurance funds and the banking system as a whole.  These regulations affect our lending practices, consumer protections, capital structure, investment practices and dividend policy.

As a state chartered bank, we are subject to regulation and examination by the DFI.  We are also subject to regulation, supervision and periodic examination by the FDIC. If, as a result of an examination of the Bank, the FDIC or the DFI should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of our operations are unsatisfactory or that we have violated any law or regulation, various remedies are available to those regulators including restricting our growth or removing officers and directors.

Dividends

The payment of cash dividends by the Bank to Bancorp is subject to restrictions set forth in the California Financial Code (the "Code").  Prior to any distribution from the Bank to Bancorp, a calculation is made to ensure compliance with the provisions of the Code and to ensure that the Bank remains within capital guidelines set forth by the DFI and the FDIC. As the Bank made a $28 million distribution to Bancorp in March 2009 in connection with Bancorp's repurchase of preferred stock discussed in Note 9 to the Consolidated Financial Statements in Item 8 of this report, distributions from the Bank to Bancorp will be subject to advance regulatory approval from the DFI for three years beginning in 2010. Management anticipates that there will be sufficient earnings at the Bank level to provide dividends to Bancorp to meet its funding requirements for the foreseeable future.  See also Note 9 to the Consolidated Financial Statements, under the heading "Dividends" in Item 8 of this report.

FDIC Insurance Assessments

Our deposits are insured by the FDIC to the maximum amount permitted by law which is currently $250,000 per depositor through December 31, 2013. On January 1, 2014, the standard insurance amount will return to $100,000 per depositor for all account categories except for IRAs and other certain retirement accounts which will remain at $250,000 per depositor. On October 14, 2008, the FDIC announced the Temporary Transaction Account Guarantee Program to strengthen confidence in the banking system. The rule, as amended, also allows full deposit insurance coverage for non-interest bearing transaction accounts regardless of the dollar amount until June 30, 2010 at the participating FDIC-insured institutions' option.  We have elected to participate in the program by paying a 10 basis point surcharge on the non-interest bearing transaction accounts over $250,000 through December 31, 2009, and a 15 basis point surcharge through June 30, 2010. Effective April 1, 2009, the FDIC adopted a final rule revising its risk-based insurance assessment system and effectively increasing the overall assessment rate. The new base assessment rates for banks in the best risk category range from twelve to sixteen cents annually for every $100 of domestic deposits held.  In addition, the FDIC also imposed a special Deposit Insurance assessment of five basis points on all insured institutions' total assets minus Tier 1 capital at June 30, 2009 in order to replenish the Deposit Insurance Fund.

Page - 9

BANK OF MARIN BANCORP

On November 12, 2009, the FDIC finalized a Deposit Insurance Fund restoration plan that required banks to prepay, on December 30, 2009, their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. Under the plan, banks are assessed through 2010 according to the risk-based premium schedule adopted in April 2009. However, beginning January 1, 2011, the base rate increases by three basis points per year.

Community Reinvestment Act

We are subject to the provisions of the Community Reinvestment Act ("CRA"), under which all banks and thrifts have a continuing and affirmative obligation, consistent with safe and sound operations, to help meet the credit needs of their entire communities, including low and moderate income neighborhoods.  The act requires a depository institution's primary federal regulator, in connection with its examination of the institution, to assess the institution's record in meeting the requirements in CRA. The regulatory agency's assessment of the institution's record is made available to the public.  The record is taken into consideration when the institution establishes a new branch that accepts deposits, relocates an office or applies to merge or consolidate, or expand into other activities.  CRA performance is evaluated by the FDIC under the intermediate small bank requirements.  The FDIC's last CRA and consumer compliance examination performed on us was completed on May 7, 2009 with a rating of "Satisfactory."

Anti-Money Laundering Regulations

A series of banking laws and regulations beginning with the Bank Secrecy Act in 1970 require banks to prevent, detect, and report illicit or illegal financial activities to the federal government to prevent money laundering, international drug trafficking, and terrorism. Under the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, financial institutions are subject to prohibitions against specified financial transactions and account relationships as well as enhanced due diligence and "know your customer" standards in their dealings with high risk customers, foreign financial institutions, and foreign individuals and entities.  We have extensive controls to comply with these requirements.

Privacy and Data Security

The Gramm-Leach Bliley Act ("GLBA") of 1999 imposed requirements on financial institutions with respect to consumer privacy.  The GLBA generally prohibits disclosure of consumer information to non-affiliated third parties unless the consumer has been given the opportunity to object and has not objected to such disclosure.  Financial institutions are further required to disclose their privacy policies to consumers annually.  The GLBA also directs federal regulators, including the FDIC, to prescribe standards for the security of consumer information.  We are subject to such standards, as well as standards for notifying consumers in the event of a security breach.  We must disclose our privacy policy to consumers and permit consumers to "opt out" of having non-public customer information disclosed to third parties.  We are required to have an information security program to safeguard the confidentiality and security of customer information and to ensure proper disposal.  Customers must be notified when unauthorized disclosure involves sensitive customer information that may be misused.

Consumer Protection Regulations

Our lending activities are subject to a variety of statutes and regulations designed to protect consumers, including the Fair Credit Reporting Act, Equal Credit Opportunity Act, the Fair Housing Act, and the Truth-in-Lending Act. Our deposit operations are also subject to laws and regulations that protect consumer rights including Funds Availability, Truth in Savings, and Electronic Funds Transfers. Additional rules govern check writing ability on certain interest earning accounts and prescribe procedures for complying with administrative subpoenas of financial records. Additionally, the provision of the Federal Reserve Regulation E has been changed effective July 1, 2010.  It puts restrictions on institutions assessing overdraft fees on consumer's accounts relating to electronic funds transfers.  As a result, our deposit fee income may be impacted.

Page - 10

BANK OF MARIN BANCORP

The following discussion summarizes certain significant laws, rules and regulations affecting both Bancorp and the Bank.

Restriction on Transactions between Member Banks and their Affiliates

Transactions between Bancorp and the Bank are quantitatively and qualitatively restricted under Sections 23A and 23B of the Federal Reserve Act and Federal Reserve Regulation W. Section 23A places restrictions on the Bank's "covered transactions" with Bancorp, including loans and other extensions of credit, investments in the securities of, and purchases of assets from Bancorp. Section 23B requires that certain transactions, including all covered transactions, be on market terms and conditions. Federal Reserve Regulation W combines statutory restrictions on transactions between the Bank and Bancorp with Board interpretations in an effort to simplify compliance with Sections 23A and 23B.

Capital Requirements

The Federal Reserve and the FDIC have adopted risk-based capital guidelines for bank holding companies and banks. Banks are classified as either well capitalized, adequately capitalized or undercapitalized. Holding companies are classified as either adequately capitalized or under capitalized. Bancorp meets the definition of adequately capitalized and the Bank meets the definition for well capitalized.  Undercapitalized depository institutions may be subject to significant restrictions. Payment of interest and principal on subordinated debt of the Bank could be restricted or prohibited, with some exceptions, if the Bank were categorized as "critically undercapitalized" under applicable FDIC regulations. For further information on risk-based capital, see Note 16 to the Consolidated Financial Statements in Item 8 of this Form 10-K.

Sarbanes-Oxley Act of 2002

We are subject to the requirements of the Sarbanes-Oxley Act of 2002 which implemented legislative reforms intended to address corporate and accounting improprieties.

Emergency Economic Stabilization Act of 2009 (the "EESA")

In response to the financial crisis affecting the banking system and financial markets and going concern threats of investment banks and other financial institutions, on October 3, 2008, the EESA was signed into law, which gave the U.S. Treasury the authority to, among other things, inject $700 billion capital into the market to stabilize the financial industry.  Pursuant to the EESA, the U.S. Treasury also purchased senior preferred shares from the largest nine financial institutions in the nation and the other financial institutions in a program known as the Treasury Capital Purchase Program ("TCPP") that was carved out of the Troubled Asset Relief Program ("TARP").  As a result of our participation in the TCPP, we were subject to restrictions on executive compensation and limitations on dividends and stock repurchases from December 5, 2008 to March 31, 2009, the period that the preferred stock issued to the U.S. Treasury was outstanding.

The American Recovery and Reinvestment Act of 2009 (the "Recovery Act")

The Recovery Act was signed into law on February 17th, 2009 in an effort, among other things, to jumpstart the U.S. economy, prevent job losses, expand educational opportunities, and provide affordable health care and tax relief.  Among the various measures in the Recovery Act, it imposes further restriction on executive compensation and corporate expenditure limits of recipients of the TCPP funds, while allowing them to repurchase the preferred stock at liquidation amount without regard to the original TCPP transaction terms. See Note 9 to the Consolidated Financial Statements in Item 8 of this report for discussion regarding our repurchase of preferred stock issued under the TCPP.

Future Legislation and Regulatory Initiatives

Various other legislative and regulatory initiatives, including proposals to overhaul the banking regulatory system are from time to time introduced in Congress and state legislatures, as well as regulatory agencies. Currently, the Congress is actively considering significant changes to the manner of regulating financial institutions including combining one or more of the FRB, FDIC, Comptroller of the Currency and the Office of Thrift Supervision and creating a new consumer protection agency for financial products. The current legislation being consider and other future legislation regarding financial institutions may change banking statutes and the operating environment of Bancorp and the Bank in substantial and unpredictable ways, and could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance depending upon whether any of this potential legislation will be enacted, and if enacted, the effect that it or any implementing regulations, would have on the financial condition or results of operations of Bancorp or the Bank. The nature and extent of future legislative and regulatory changes affecting financial institutions is unpredictable at this time. We cannot determine the ultimate effect that such potential legislation, if enacted, would have upon our financial condition or operations.

Page - 11

BANK OF MARIN BANCORP

Available Information

On our internet web site, www.bankofmarin.com, we post the following filings as soon as reasonably practicable after they are filed with or furnished to the SEC: Annual Report on Form 10-K, Proxy Statement for the Annual Meeting of Shareholders, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934.  The text of the Code of Ethical Conduct for Bancorp and the Bank is also included on the website. All such filings on our site are available free of charge.  No information from the website is deemed to be incorporated herein.

Page - 12

BANK OF MARIN BANCORP

ITEM 1A	RISK FACTORS

An investment in our common stock is subject to risks inherent to our business. The material risks and uncertainties that Management believes may affect our business are described below. Before making an investment decision, investors should carefully consider the risks and uncertainties described below together with all of the other information included or incorporated by reference in this report. The risks and uncertainties described below are not the only ones facing our business. Additional risks and uncertainties that Management is not aware of or focused on or that Management currently deems immaterial may also impair business operations. This report is qualified in its entirety by these risk factors.

If any of the following risks actually occur, our financial condition and results of operations could be materially and adversely affected.

Our Earnings are Significantly Affected by General Business and Economic Conditions

We are operating in a challenging and uncertain economic environment. While the economic recession waned in 2009, recent data on jobs, retail sales, housing starts and manufacturing have been less than encouraging. The volatility of the equity markets and the U.S. budget deficit underline that the economy remains very vulnerable to further deterioration. Economic recovery, if any, is expected to be slow and long amid a bleak job market. Business activity across a wide range of industries and regions is greatly affected. Local and state governments are in difficulty due to the reduction in sales taxes resulting from the lack of consumer spending and property taxes resulting from declining property values.  Financial institutions continue to be affected by the contraction of the real estate market, elevated foreclosure rates, increased unemployment rates and a stricter regulatory environment.  While our service area has not experienced the same degree of challenge as other areas2, the full effect of these issues on our nation's economy, commercial and consumer markets, and ultimately, our business is not fully known at this time.

Continued declines in real estate values and home sale volumes, financial stress on borrowers, including job losses, and customers' inability to pay debt could adversely affect our financial condition and results of operations in the following aspects:

•	Demand for our products and services may decline

•	Low cost or non-interest bearing deposits may decrease

•	Collateral for our loans, especially real estate, may decline further in value

•	Loan delinquencies, problem assets and foreclosures may increase

Our deposit growth level has outpaced our loan growth recently, which leads to excess liquidity earning a less favorable yield. As the economy is still fragile, consumers are wary of their debts and are reducing their borrowing activities.  We have noticed a decrease in loan demand due to an unfavorable economic climate and intensified competition for creditworthy borrowers, all of which could impact our ability to generate profitable loans.

Recently Enacted Legislation and Other Measures Undertaken by the Government May not Help Stabilize the U.S. Financial System and the Current Volatile Market

As discussed in Item 1, Section captioned "Bank Regulation" above, on February 17, 2009, President Obama signed into law the Recovery Act, more commonly known as the "Stimulus Bill".  The Stimulus Bill includes a wide variety of programs intended to stimulate the economy and provide for extensive infrastructure, energy, health and education needs.  In addition, the Stimulus Bill imposes certain new executive compensation and corporate expenditure limits on all current and future TARP recipients.

2  Based on the latest available labor market information from Employment Development Department.   Preliminary December 2009 results show that the unemployment rate in Marin County was the lowest in California at 7.8% and in Sonoma County at 10.1%, compared to the state of California at 12.1%.

Page - 13

BANK OF MARIN BANCORP

The actual impact of the Stimulus Bill and such related measures undertaken to alleviate the aftermaths of the credit crisis is unknown. The failure of such measures to help stabilize the financial markets and a continuation or worsening of current financial market conditions could adversely affect our business, financial condition, results of operations, and access to credit. The capital and credit markets have experienced volatility and disruption at an unprecedented level.  In some cases, the markets have produced downward pressure on credit availability for certain issuers without regard to those issuers' underlying financial strength. If current levels of market disruption and volatility continue or worsen, there can be no assurance that we will not experience an adverse effect on our ability to access credit or capital.

Negative Conditions Affecting Real Estate May Harm Our Business

Concentration of our lending activities in the California real estate sector could negatively impact our results of operations if the adverse changes in the real estate market in our lending area intensify.  Although we do not offer traditional first mortgages, nor have sub-prime or Alt-A residential loans or significant amount of securities backed by such loans in the portfolio, we are not immune from the effect of the set-back of the real estate market. Approximately 86% of our loans were secured by real estate at December 31, 2009, of which 64% were secured by commercial real estate and the remaining 22% by residential real estate.  Real estate valuations are impacted by demand, and demand is driven by factors such as employment; when unemployment rises, demand falls off.  The unemployment rate has increased steadily, from 5.5% in December 2008 to 7.8% in December 2009 in Marin County. Therefore, the value of the real estate loan collateral may continue to decline in the real estate market in which we conduct our business.  Most of the properties that secure our loans are located within Marin and Sonoma Counties. In 2009, the median residential home values fell 18% in Marin County and 12% in Sonoma County.

Loans secured by commercial real estate include those secured by small office buildings, owner-user office/warehouses, mixed-use residential/commercial properties and retail properties. In 2009, office vacancy rate in Marin County has risen from 14.5% to 26.3%3, while industrial and retail have held relative steady at generally low vacancy rates. In Sonoma County, vacancy rates are generally higher than in Marin County: the rate of industrial, retail, and office vacancies increased from 12.8%, 6.5%, and 20.5% in 2008 to 15.5%3, 9.2%3,and 24.8%3 in 2009, respectively. There can be no assurance that the companies or properties securing our loans will generate sufficient cash flows to allow the borrowers to make full and timely loan payments to us.

In late 2006, Federal banking regulators issued final guidance regarding commercial real estate lending to address a concern that rising commercial real estate lending concentrations may expose institutions to unanticipated earnings and capital volatility in the event of adverse changes in the investor commercial real estate market. This guidance suggests that institutions that are potentially exposed to significant commercial real estate concentration risk will be subject to increased regulatory scrutiny.  Institutions that have experienced rapid growth in commercial real estate lending, have notable exposure to a specific type of commercial real estate lending, or are approaching or exceed certain supervisory criteria that measure an institution's commercial real estate portfolio against its capital levels, may be subject to such increased regulatory scrutiny.  Although regulators have not notified us of any concern, there is no assurance that we will not be subject to additional scrutiny in the future.

We are Subject to Interest Rate Risk

Our earnings and cash flows are largely dependent upon our net interest income.  Net interest income is the difference between interest income earned on interest-earning assets, such as loans and securities, and interest expense paid on interest-bearing liabilities, such as deposits and borrowed funds. Interest rates are sensitive to many factors outside our control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Board of Governors of the Federal Reserve System, which regulates the supply of money and credit in the United States. Changes in monetary policy, including changes in interest rates, could influence not only the interest we receive on loans and securities and interest we pay on deposits and borrowings, but could also affect (i) our ability to originate loans and obtain deposits, (ii) the fair value of our financial assets and liabilities, and (iii) the average duration of our mortgage-backed securities portfolio. Our portfolio of securities is subject to interest rate risk and will generally decline in value if market interest rates increase, and generally increase in value if market interest rates decline. Our mortgage-backed security portfolio is also subject to prepayment risk in a low interest rate environment.

3  Based on the latest available real estate information from Keegan & Coppin Company, Inc.

Page - 14

BANK OF MARIN BANCORP

In response to the recessionary state of the national economy, the gloomy housing market and the volatility of financial markets, the Federal Open Market Committee of the Federal Reserve Board ("FOMC") started a series of decreases in Federal funds target rate with seven decreases in 2008, bringing the target rate to a historically low range of 0% to 0.25% through December of 2009.  In the current environment of historically low short-term interest rates, it is imperative for us to mitigate exposure to potential increases in interest rates. If interest rates rise, we anticipate that net interest income will rise which may be partially offset by deposit rate sensitivity. In addition, it may take several upward market rate movements for variable rate loans at floors to move above their floor rates.

Interest rate changes can create fluctuations in the net interest margin due to an imbalance in the timing of repricing or maturity of assets or liabilities. We manage interest rate risk exposure with the goal of minimizing the impact of interest rate volatility on the net interest margin. Although we believe we have implemented effective asset and liability management strategies, any substantial, prolonged low interest rate environment could have an adverse effect on our financial condition and results of operations. See the sections captioned "Net Interest Income" in Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 and Quantitative and Qualitative Disclosures about Market Risk in Item 7A of this report for further discussion related to management of interest rate risk.

Loan Losses May Exceed Our Allowance for Loan Losses in the Future

We maintain an allowance for loan losses, which is a reserve established through a provision for loan losses charged to expense, that represents Management's best estimate of probable losses that may be incurred within the existing portfolio of loans. The level of the allowance reflects Management's continuing evaluation of industry concentrations, specific credit risks, loan loss experience, current loan portfolio quality and present economic, political and regulatory conditions. The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires us to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Further, we generally rely on appraisals of the collateral or comparable sales data to determine the level of specific reserve and/or the charge-off amount on certain collateral dependent loans. Inaccurate assumptions in the appraisals or an inappropriate choice of the valuation techniques may lead to inadequate level of specific reserve or charge-offs.

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

We Face Intense Competition for Deposits with Other Financial Instruments

In 2010, we may see tighter competition in the industry as banks seek to take market share in the most profitable customer segments, particularly the small business segment and the mass-affluent segment, which offers a rich source of deposits as well as more profitable and less risky customer relationships.  Further, with the rebound of the equity markets, our deposit customers may perceive alternative investment opportunities as providing superior expected returns. Technology and other changes have made it more convenient for bank customers to transfer funds into alternative investments or other deposit accounts such as online virtual banks and non-bank service providers.  The current low interest rate environment could increase such transfers of deposits to higher yielding deposits or other investments.  Efforts and initiatives we undertake to retain and increase deposits, including deposit pricing, can increase our costs.   When our customers move money into higher yielding deposits or in favor of alternative investments, we can lose a relatively inexpensive source of funds, thus increasing our funding costs.

Page - 15

BANK OF MARIN BANCORP

In addition, in current market conditions, certain depositors are wary of placing funds in financial institutions irrespective of the temporary increase in FDIC insurance to $250,000 per customer as evidenced by a strong demand for U.S. Treasury securities in the wake of bank failures. We also compete with national banks much larger than our size, which may be able to benefit from economies of scale through their wider branch network, national advertising campaigns and sophisticated technology infrastructure.

We intend to seek additional deposits by continuing to establish and strengthen our personal relationships with our existing customers and by offering deposit products that are competitive with those offered by other financial institutions in our markets. If these efforts are unsuccessful, we may need to fund our asset growth through borrowings, other non-core funding or public offerings of our common stock which could be leveraged.  Increased debt would further increase our leverage, reduce our borrowing capacity and increase our reliance on non-core funds and counterparties' credit availability.  A public offering would have a dilutive effect on earnings per share and share ownership.

Our Ability to Access Markets for Funding and Acquire and Retain Customers could be Adversely Affected by the Deterioration of Other Financial Institutions or the Financial Service Industry's Reputation.

Reputation risk is the risk to liquidity, earnings and capital arising from negative publicity regarding the financial services industry.  The financial services industry continues to be featured in negative headlines about the global and national credit crisis and the resulting stabilization legislation enacted by the U.S. federal government.  These reports can be damaging to the industry's image and potentially erode consumer confidence in insured financial institutions.  Recent bank failures in California have had a negative impact and additional failures are expected.  In addition, our ability to engage in routine funding and other transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships. As a result, defaults by, or even rumors or questions about, one or more financial services institutions, or the financial services industry generally, have led to market-wide liquidity problems, losses of depositor, creditor and counterparty confidence and could lead to losses or defaults by us or by other institutions. We could experience increases in deposits and assets as a direct or indirect result of other banks' difficulties or failure, which would increase the capital we need to support such growth or we could experience severe and unexpected decreases in deposits which could adversely impacts our liquidity and heighten regulatory concern.

Bancorp and the Bank are Subject to Extensive Government Regulation and Supervision

Bancorp and the Bank are subject to extensive federal and state governmental supervision, regulation and control. Holding company regulations affect the range of activities in which Bancorp is engaged. Banking regulations affect the Bank's lending practices, capital structure, investment practices and dividend policy among other controls. Future legislative changes or interpretations may also alter the structure and competitive relationship among financial institutions.

The historic disruptions in the financial marketplace over the past few years have prompted the Obama administration to reform financial market regulation. This proposed reform includes additional regulations over consumer financial products, bond rating agencies and the creation of a regime for regulating systemic risk across all types of financial service firms. In light of recent economic conditions as well as regulatory and congressional criticism, further restrictions on financial service companies may adversely impact our results of operations and financial condition, as well as increase our compliance risk.

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

For further information on supervision and regulation, see the section captioned "Supervision and Regulation" in Item 1 above.

Page - 16

BANK OF MARIN BANCORP

Bancorp Relies on Dividends from the Bank to Pay Cash Dividends to Shareholders

Bancorp is a separate legal entity from its subsidiary, the Bank.  Bancorp receives all of its revenue from the Bank in the form of dividends, which is Bancorp's principal source of funds to pay cash dividends to Bancorp's common shareholders. Various federal and state laws and regulations limit the amount of dividends that the Bank may pay to Bancorp. In the event that the Bank is unable to pay dividends to Bancorp, Bancorp may not be able to pay dividends to its shareholders. As a result, it could have an adverse effect on Bancorp's stock price and investment value.

Under federal law, capital distributions from the Bank would become prohibited, with limited exceptions, if the Bank were categorized as "undercapitalized" under applicable Federal Reserve or FDIC regulations.  In addition, as a California bank, the Bank is subject to state law restrictions on the payment of dividends. Distributions from the Bank to Bancorp will be subject to advance regulatory approval for three years beginning in 2010.  For further information on the distribution limit from the Bank to Bancorp, see the section captioned "Bank Regulation" in Item 1 above and "Dividends" in Note 9 to the Consolidated Financial Statements in Item 8 below.

The Trading Volume of Bancorp's Common Stock is Less than That of Other Larger Financial Services Companies

Our common stock is listed on the NASDAQ's Capital Market.  Our trading volume is less than that of other national financial institutions.  A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence of willing buyers and sellers of common stock at any given time.  This presence depends on the individual decisions of investors and general economic and market conditions over which we have no control.  Given the lower trading volume of our common stock, significant trades of our stock in a given time, or the expectations of these trades, could cause the stock price to be more volatile.

Failure of Correspondent Banks and Counterparties May Affect our Liquidity

In the past few years, the financial services industry in general was materially and adversely affected by the credit crises.  We have witnessed failure of banks in the industry in recent years and the trend is expected to continue in 2010. We rely on our correspondent banks for lines of credit.  We also have two correspondent banks as counterparties in our derivative transactions (see Note 15 to the Consolidated Financial Statements).  While we continually monitor the financial health of our correspondent banks and we have diverse sources of liquidity, should any one of our correspondent banks become financially impaired, our available credit may decline and/or they may be unable to honor their commitments.

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

Securities May Lose Value due to Credit Quality of the Issuers

We hold approximately $62.5 million in securities issued and/or guaranteed by Federal National Mortgage Association ("FNMA") and Federal Home Loan Mortgage Corporation ("FHLMC") at December 31, 2009.  In 2008, the U.S. Government placed both FNMA and FHLMC under conservatorship. Besides making available up to $100 billion for injection into the preferred equity (senior to the current preferred equity) of FNMA and FHLMC, the U.S. Treasury established a new secured lending credit facility available to both FNMA and FHLMC.  Starting in December 2008, the U.S. Government also began purchasing mortgage-backed securities ("MBS") issued by FNMA.  Further, in December 2009, the U.S. Treasury also announced unlimited capital support for FNMA and FHLMC for the next three years.  As a result, the MBS issued by FNMA and FHLMC has experienced an increase in fair value and our available-for-sale security portfolio has benefitted from this government support.  However, in its January 2010 meeting, the FOMC highlighted its commitment to end the MBS purchase program by the end of March of 2010, and said it will look to end other emergency liquidity programs when they are no longer needed. If the government support is withdrawn and either the FNMA or FHLMC comes under further financial stress or deteriorates in their credit worthiness, the fair value of our securities issued or guaranteed by these entities could be negatively affected.

Page - 17

BANK OF MARIN BANCORP

At December 31, 2009, we also hold $30.4 million in obligations of state and political subdivisions, some of which are experiencing financial difficulties in part due to loss of property tax from falling home values and decline in sales tax revenues from reduction in retail activities.  While we seek to minimize our exposure by diversifying geographic location of our portfolio and investing in investment grade securities, there is no guarantee that the issuers will remain financially sound to be current with their payments on these debentures.

Further, we are required to maintain a certain level of investment in the Federal Home Loan Bank of San Francisco ("FHLB") through the purchase of stock, which is bought from and sold to the FHLB at $100 par. Both stock and cash dividends may be received on FHLB stock. Recently, the FHLB announced that in order to preserve capital, they are temporarily suspending stock repurchases.  This has raised concern as to the FHLB's ability to redeem capital stock as they face increasing regulation on their required level of capital.

Deterioration of Credit Quality or Insolvency of Insurance Companies May Impede our Ability to Recover Losses

The recent financial crisis has led certain major insurance companies to the verge of bankruptcy. We have property, casualty and financial institution risk coverage underwritten by several insurance companies, who may not avoid the insolvency risk permeated in the insurance industry. While we closely monitor credit ratings of our insurers and are poised to make quick changes if needed, we cannot predict an unexpected inability to honor commitments.  We also invest in bank-owned life insurance policies on certain members of senior management, which may lose value in the event of the carriers' insolvency.  In the event that our bank-owned life insurance policy carriers' credit ratings fall below investment grade, we may exchange policies underwritten by them to another carrier at a cost charged by the original carrier, or we may terminate the policies which may result in adverse tax consequences.

Our loan portfolios are also secured by properties located in earthquake or fire-prone zones.  In the event of a disaster that causes pervasive damage to the region in which we operate, not only the Bank, but also the loan collateral may suffer losses not recovered by insurance.

We May Experience a Breach in Security

Our business requires the secure handling of sensitive client information.  A breach of security in the Bank, at our vendors or customers, or widely publicized breaches of other financial institutions could significantly harm our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability.  While we have systems and procedures designed to prevent security breaches, we cannot be certain that advances in criminal capabilities, physical system or network break-ins or inappropriate access will not compromise or breach the technology protecting our networks or proprietary client information.

We Rely on Third-Party Vendors for Important Aspects of Our Operation

We depend on the accuracy and completeness of information provided by certain key vendors, including but not limited to, data processing, payroll processing, technology supports, investment security safekeeping and accounting.  Our ability to operate, as well as the our financial condition and results of operations, could be negatively affected in the event of interruptions of information systems, an undetected error, or in the event of a natural disaster whereby certain vendors are unable to maintain business continuity.

Page - 18

BANK OF MARIN BANCORP

Severe Weather, Natural Disasters or Other Climate Change Related Matters Could Significantly Impact Our Business

Our primary market is located in an earthquake-prone zone in northern California. Other severe weather or disasters, such as severe rainstorms, wildfire or flood, could interrupt our business operation unexpectedly. Climate-related physical changes and hazards could also pose credit risks for us.  For example, our borrowers may have collateral properties located in coastal areas at risk to rise in sea level. The properties pledged as collateral on our loan portfolio could also be damaged by tsunamis, floods, earthquake or wildfires and thereby the recoverability of our loan could be impaired.  A number of factors affect our credit losses, including the extent of damage to the collateral, the extent of damage not covered by insurance, the extent to which unemployment and other economic conditions caused by the natural disaster adversely affect the ability of borrowers to repay their loans, and the cost of collection and foreclosure to us.  Lastly, there could be increased insurance premiums and deductibles, or a decrease in the availability of coverage, due to severe weather-related losses. The ultimate impact on our business of a natural disaster, whether or not caused by climate change, is difficult to predict.

Effort to Replenish the FDIC Insurance Fund Would Impact Our Financial Results and Business.

As financial institutions continue to fail, the FDIC Deposit Insurance Fund ("DIF") is depleting rapidly.  In 2009, the FDIC adopted a rule which authorizes the FDIC to impose up to two five basis-point special assessments. In addition, on November 12, 2009, the FDIC finalized a Deposit Insurance Fund restoration plan that required banks to prepay, on December 30, 2009, their estimated quarterly assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012.The FDIC is also looking at other options to rebuild the DIF, including borrowing funds from healthy banks, tapping into the U.S. Treasury lines of credit, and/or imposing another special assessment. If the FDIC does choose to impose another special assessment, it could have a significant impact on our operating expenses. As part of the new budget, the U.S. government also proposed increasing the DIF reserve ratio target over 1.50% (up from the current 1.15% to 1.50% range) and included a provision that would impose a 15 basis-point tax on the largest banks. If the DIF falls below a level adequate to cover costs associated with bank failures, additional assessments and/or higher rates could be imposed, which would have a negative impact on our results of operations and financial condition.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We lease our corporate headquarters building, which houses our primary loan production, operations, and administrative offices, in Novato, California.  We also lease other branch or office facilities within our primary market areas in the cities of Petaluma, Novato, San Rafael, Corte Madera, Greenbrae, Mill Valley, Sausalito, and San Francisco, California.  We consider our properties to be suitable and adequate for our present needs. For additional information on properties, see Notes 5 and 13 to the Consolidated Financial Statements included in Item 8 of this Form 10-K.

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

We are responsible for our proportionate share of certain litigation indemnifications provided to Visa U.S.A. by its member banks in connection with lawsuits related to anti-trust charges and interchange fees. For further details, see Note 13 to the Consolidated Financial Statements in Item 8 of this Form 10-K.

ITEM 4.	REMOVED AND RESERVED

Page - 19

BANK OF MARIN BANCORP

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Bancorp common stock trades on the NASDAQ Capital Market under the symbol BMRC.

At February 28, 2010, 5,235,077 shares of Bancorp's common stock, no par value, were outstanding and held by approximately 2,603 holders of record.  The following table sets forth, for the periods indicated, the range of high and low sales prices of Bancorp's common stock. The prices have been adjusted to reflect the effect of all stock dividends and stock splits.

Quarter/Year	High	Low
4th Quarter 2009	$35.75	$30.20
3rd Quarter 2009	$33.81	$26.55
2nd Quarter 2009	$29.25	$21.10
1st Quarter 2009	$24.44	$17.01

4th Quarter 2008	$33.00	$23.00
3rd Quarter 2008	$33.60	$24.10
2nd Quarter 2008	$29.99	$24.00
1st Quarter 2008	$31.00	$26.90

The table below shows cash dividends paid to common shareholders on a quarterly basis in the last two fiscal years.

	2009		2008
	Per Share	Dollars	Per Share	Dollars
1Q	$0.14	$722,000	$0.14	$721,000
2Q	$0.14	$724,000	$0.14	$721,000
3Q	$0.14	$730,000	$0.14	$720,000
4Q	$0.15	$784,000	$0.14	$720,000

For additional information regarding our ability to pay dividends, see discussion in Note 9 to the Consolidated Financial Statement, under the heading "Dividends," in Item 8 of this report.

In November 2007, Bancorp's Board of Directors approved a plan to repurchase common shares of Bancorp up to $5 million. No regulatory approval was required for this repurchase plan as Bancorp was exempted under the provisions of Regulation Y of the Federal Reserve Board. In November and December of 2007, Bancorp repurchased a total of 51,732 shares at an average price of $29.96 per share for a total cost of $1.5 million.  During the first nine months of 2008, Bancorp repurchased 88,316 shares at an average price of $28.55, plus commissions, for a total cost of $2.5 million. In September 2008, the repurchases under the plan were discontinued to preserve capital during a time of extreme economic turbulence.

There were no purchases made by or on behalf of Bancorp or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Bancorp's common stock during the fourth quarter of 2009.

Page - 20

BANK OF MARIN BANCORP

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes information as of December 31, 2009, with respect to equity compensation plans.  All plans have been approved by the shareholders.
	(A)		(B)	(C)
	Shares to be issued upon exercise of outstanding options		Weighted average exercise price of outstanding options	Shares available for future issuance (Excluding shares in column A)
Equity compensation plans approved by shareholders	359,795	(1)	$27.54	381,805

(1)
Represents shares of common stock issuable upon exercise of outstanding options under the Bank of Marin 1990 Stock Option Plan, the Bank of Marin 1999 Stock Option Plan and the Bank of Marin Bancorp 2007 Equity Plan.

Stock Price Performance Graph

The following graph, provided by Keefe, Bruyette, & Woods, Inc., shows a comparison of cumulative total shareholder return on ticker symbol BMRC common stock during the five fiscal years ended December 31, 2009 compared to Russell 2000 Stock index and peer group index of other financial institutions. We changed the benchmark index from Standard & Poors 500 used in prior years to Russell 2000 since we are now part of this small-cap index. The comparison assumes $100 was invested on December 31, 2004 in BMRC common stock and all of the dividends were reinvested. The performance graph represents past performance and should not be considered to be an indication of future performance. Ticker symbol BMRC represents the common stock of Bank of Marin Bancorp subsequent to its formation July 1, 2007 and represents the common stock of Bank of Marin for periods prior to the formation of the bank holding company.

	2004	2005	2006	2007	2008	2009
BMRC	100	92	102	83	68	92
Peer Group*	100	120	136	102	51	32
Russell 2000	100	106	126	124	82	104

*BMRC Peer Group represents public California banks with assets between $750 million to $1.5 million as of December 31, 2009: AMBZ, BOCH, BBNK, CVCY, FCAL, HTBK, HEOP, NOVB, PMBC, PPBI, PFBC, RCBC, BSRR. The peer group composite index is weighted  by market capitalization and reinvests dividends on the ex-date and adjusts for stock splits, if applicable.

Source: Company Reports, FactSet, and SNL

Page - 21

BANK OF MARIN BANCORP

ITEM 6.	SELECTED FINANCIAL DATA

As of For the Year Ended December 31,	2009	2008	2007	2006	2005	2008/2009
(Dollars in thousands, except per share data)						% change

At December 31
Total assets	$1,121,672	$1,049,557	$933,901	$876,578	$840,449	6.9%
Total loans	917,748	890,544	724,878	719,778	686,661	3.1%
Total deposits	944,061	852,290	834,642	736,697	721,172	10.8%
Total stockholders' equity1	109,051	125,546	87,774	89,525	78,221	-13.1%
Equity-to-asset ratio	9.7%	12.0%	9.4%	10.2%	9.3%	-18.7%

For year ended December 31
Net interest income	$52,567	$48,359	$42,742	$41,733	$39,442	8.7%
Provision for loan losses	5,510	5,010	685	1,266	1,541	10.0%
Non-interest income	5,182	5,356	5,718	3,972	3,708	-3.2%
Non-interest expense	31,696	28,677	27,673	25,891	22,498	10.5%
Net income	12,765	12,150	12,324	11,883	11,737	5.1%
Net income per share (diluted) 2	2.19	2.31	2.31	2.11	2.12	-5.2%
Cash dividend payout ratio on common stock 3	25.8%	23.9%	21.4%	20.8%	8.4%	7.9%

1
The Bank’s capital has declined from December 31, 2008 to December 31, 2009 due to dividends by the Bank to Bancorp of $28.0 million to fund Bancorp’s repurchase of preferred stock, as well as $9.8 million to cover Bancorp’s operational needs and cash dividends to shareholders for the near future.

2	Restated for all stock dividends and stock splits.
3	Calculated as dividends on common share divided by basic net income per common share.

Page - 22

BANK OF MARIN BANCORP

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of  financial condition as of December 31, 2009 and 2008 and results of operations for each of the years in the three-year period ended December 31, 2009 should be read in conjunction with our consolidated financial statements and related notes thereto, included in Part II Item 8 of this report.  Average balances, including balances used in calculating certain financial ratios, are generally comprised of average daily balances.

Forward-Looking Statements

The disclosures set forth in this item are qualified by important factors detailed in Part I captioned Forward-Looking Statements and Item 1A captioned Risk Factors of this report and other cautionary statements set forth elsewhere in the report.

Executive Summary

We produced healthy financial results in 2009 with record annual earnings of $12.8 million for the year, an increase of $615 thousand, or 5.1%, from 2008. Our continued focus on responsible community banking fundamentals and our strong customer relationships has led to this solid earnings growth, as well as higher deposits, a core funding source for our steady loan growth. Deposit growth in 2009 was substantial at $91.8 million, or 10.8%, without compromising our pricing discipline. Non-interest bearing deposits totaled 24.4% of total deposits at December 31, 2009, an increase from 23.6% a year ago.  We have also expanded our franchise by opening a branch in Greenbrae, California in September 2009.

Diluted earnings per share were $2.19 for the year 2009, compared to $2.31 for the year 2008.  2009 diluted earnings per share were reduced by $0.25 related to Bancorp's participation and withdrawal from the TCPP and $0.06 related to an FDIC special assessment, respectively, as discussed later.

We are committed to actively lend with a focus in our local community. Total loans reached $917.7 million at the end of 2009, representing growth of $27.2 million, or a 3.1% increase from the end of prior year. The mix of loans reflects an increase in home equity lines of credit and a decrease in construction loans as a percentage of total loans.

Our focus on prudent lending standards and active management of loans have kept our loan losses to a manageable level. Non-accrual loans at December 31, 2009 totaled $11.6 million, or 1.26% of Bancorp's loan portfolio at December 31, 2009 compared to $6.7 million or 0.75% a year ago. Accruing loans past due 30 to 89 days declined to $835 thousand at December 31, 2009 from $4.4 million at December 31, 2008. Net charge-offs totaled $4.8 million in 2009 compared to $2.6 million in 2008.  The charge-offs in 2009 primarily relate to commercial and construction loans secured by real property where the value of collateral has declined. Recovery of the losses, if any, will depend on the value of the collateral when the property is sold. Net loans charged off in 2009 represent 0.53% of average loans compared to 0.33% in 2008.  The provision for loan losses totaled $5.5 million in 2009 compared to $5.0 million in 2008. The allowance for loan losses of $10.6 million totaled 1.16% of loans and 91.8% of non-accrual loans at December 31, 2009, compared to 1.12% and 148.7% respectively a year ago.

On March 31, 2009, Bancorp repurchased all 28,000 shares of outstanding preferred stock issued in December 2008 under the TCPP program.  We determined that continued participation in the TCPP was not in the best interests of our common shareholders, customers or our employees, and it would impede our ability to compete after the U.S government's actions, interpretations, and commentary regarding various aspects of the TCPP program. The warrant issued to the U.S. Treasury to purchase 154,242 shares of our common stock remains outstanding. The U.S. Treasury expects to sell the warrant through auction.

After the repurchase of the preferred stock under the TCPP, we continued to grow our capital during 2009. The total risk-based capital ratio for Bancorp at December 31, 2009 totaled 12.3%, exceeding industry standards for being well-capitalized.

Page - 23

BANK OF MARIN BANCORP

Our tax-equivalent net interest margin was robust at 5.17% in 2009. It decreased twenty-four basis points from 5.41% in 2008 in a declining rate environment. In December 2008, the FOMC brought the target interest rate to a historic low with a range of 0% to 0.25% where it remained as of December 31, 2009.  Decreases in the tax-equivalent net interest margin were primarily due to the downward re-pricing of the Bank's loan portfolio in a declining rate environment as well as maturities and pay downs of loans with higher yields, and to a lesser extent, interest foregone on non-accrual loans (representing a seven basis-point and a two basis-point reduction to the net interest margin in 2009 and 2008, respectively).

The largest factors likely to affect our net interest margin in 2010 will be our ability to generate loans, an increase in the Federal funds target rate, which is expected to rise in late 2010, as well as our responsiveness to competitive pricing on loans and deposits in our market. In the current environment of historically low short-term interest rates, it is imperative for us to mitigate exposure to potential increases in interest rates. If interest rates rise, we anticipate that net interest income will rise.  The increase in interest income from asset repricing may be partially offset by deposit rate sensitivity. In addition, it may take several upward market rate movements for variable rate loans at floors to move above the floor rates. Further, we have noticed a decrease in loan demand due to an unfavorable economic climate and intensified competition for creditworthy borrowers, all of which could impact our ability to generate profitable loans.

Our efficiency ratio increased from 53.39% in 2008 to 54.89% in 2009. The increase reflected a $496 thousand special assessment imposed by the FDIC of five basis points on total assets minus Tier 1 capital in the second quarter of 2009. The increase also reflects a higher FDIC insurance assessment rate, higher personnel and occupancy costs associated with branch expansion, operational losses, increased legal fees in connection with our participation and termination in the TCPP program, as well as legal fees associated with loans.

Holding Company

On May 8, 2007, shareholders of the Bank approved the formation of a bank holding company.  On July 1, 2007, the holding company, Bank of Marin Bancorp, acquired the Bank as its wholly owned subsidiary. The holding company is expected to provide flexibility in meeting our financing needs and in responding to evolving changes in the banking and financial services industries.

The financial statements and discussion thereof contained in this report for periods subsequent to the reorganization relate to consolidated Bancorp.  Periods prior to the reorganization relate to the Bank only.  The information is comparable as the sole subsidiary of Bancorp is the Bank.

Critical Accounting Policies

Critical accounting policies are those that are both most important to the portrayal of our financial condition and results of operations and require Management's most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Management has determined the following five accounting policies to be critical: Allowance for Loan Losses, Other-than-temporary Impairment of Investment Securities, Share-Based Payment, Accounting for Income Taxes and Fair Value Measurements.

Allowance for Loan Losses

Allowance for loan losses is based upon estimates of loan losses and is maintained at a level considered adequate to provide for probable losses inherent in the outstanding loan portfolio. The allowance is increased by provisions charged to expense and reduced by net charge-offs.  In periodic evaluations of the adequacy of the allowance balance, Management considers our past loan loss experience by type of credit, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, current economic conditions and other factors. We formally assess the adequacy of the allowance for loan losses on a quarterly basis. These assessments include the periodic re-grading of loans based on changes in their individual credit characteristics including delinquency, seasoning, recent financial performance of the borrower, economic factors, changes in the interest rate environment, and other factors as warranted. Loans are initially graded when originated. They are reviewed as they are renewed, when there is a new loan to the same borrower and/or when identified facts demonstrate heightened risk of default. Confirmation of the quality of our grading process is obtained by independent reviews conducted by outside consultants specifically hired for this purpose and by periodic examination by various bank regulatory agencies. Management monitors delinquent loans continuously and identifies problem loans to be evaluated individually for impairment testing. For loans that are determined impaired, formal impairment measurement is performed at least quarterly on a loan-by-loan basis.

Page - 24

BANK OF MARIN BANCORP

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

We determine the fair value of stock options at the grant date using the Black-Scholes pricing model that takes into account the stock price at the grant date, the exercise price, the expected dividend yield, stock price volatility and the risk-free interest rate over the expected life of the option. The Black-Scholes model requires the input of highly subjective assumptions, including the expected life of the stock-based award (derived from historical data on employee exercise and post-vesting employment termination behavior) and stock price volatility (based on the historical volatility of the common stock). The estimates used in the model involve inherent uncertainties and the application of Management's judgment.  As a result, if other assumptions had been used, our recorded stock-based compensation expense could have been materially different from that reflected in these financial statements. The fair value of non-vested restricted common shares generally equals the stock price at grant date.  In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those share-based awards expected to vest.  If our actual forfeiture rate is materially different from the estimate, the share-based compensation expense could be materially different.

Page - 25

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

Fair Value Measurements

We use fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. We base our fair values on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Securities available for sale, derivatives, and loans held for sale, if any, are recorded at fair value on a recurring basis. Additionally, from time to time, we may be required to record certain assets at fair value on a non-recurring basis, such as certain impaired loans held for investment and securities held to maturity  that are other-than-temporarily impaired. These non-recurring fair value adjustments typically involve write-downs of individual assets due to application of lower-of-cost or market accounting.

We have established and documented a process for determining fair value. We maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measurements. Whenever there is no readily available market data, Management uses its best estimate and assumptions in determining fair value, but these estimates involve inherent uncertainties and the application of Management's judgment. As a result, if other assumptions had been used, our recorded earnings or disclosures could have been materially different from those reflected in these financial statements. For detailed information on our use of fair value measurements and our related valuation methodologies, see Note 10 to the Consolidated Financial Statements in Item 8 of this Form 10-K.

Page - 26

BANK OF MARIN BANCORP

RESULTS OF OPERATIONS

Overview

Highlights of the financial results are presented in the following table:

	As of and for the years ended December 31,
(Dollars in thousands, except per share data)	2009	2008	2007
For the period:
Net income	$12,765	$12,150	$12,324
Net income per share
Basic	$2.21	$2.34	$2.38
Diluted	$2.19	$2.31	$2.31
Return on average equity	11.46%	12.73%	14.44%
Return on average common equity	10.94%	12.88%	14.44%
Return on average assets	1.16%	1.28%	1.38%
Common stock dividend payout ratio	25.79%	23.93%	21.43%
Efficiency ratio	54.89%	53.39%	57.10%
At period end:
Book value per common share	$20.85	$19.14	$17.13
Total assets	$1,121,672	$1,049,557	$933,901
Total loans	$917,748	$890,554	$724,878
Total deposits	$944,061	$852,290	$834,642
Loan-to-deposit ratio	97.21%	104.49%	86.85%

Summary of Quarterly Results of Operations

Table 1 sets forth the quarterly results of operations for 2009 and 2008:

Table 1         Summarized Statement of Operations

	2009 Quarters Ended				2008 Quarters Ended
(Dollars in thousands)	Dec. 31	Sept. 30	Jun. 30	Mar. 31	Dec. 31	Sept. 30	Jun. 30	Mar. 31
Interest income	$15,204	$15,116	$14,837	$14,577	$15,063	$15,028	$14,544	$14,541
Interest expense	1,814	1,780	1,804	1,769	2,214	2,717	2,635	3,251
Net interest income	13,390	13,336	13,033	12,808	12,849	12,311	11,909	11,290
Provision for loan losses	2,525	1,100	700	1,185	2,200	1,685	510	615
Net interest income after provision for loan losses	10,865	12,236	12,333	11,623	10,649	10,626	11,399	10,675
Non-interest income	1,341	1,331	1,273	1,237	1,181	1,194	1,279	1,702
Non-interest expense	7,763	7,776	8,600	7,557	7,094	7,442	7,140	7,001
Income before provision for income taxes	4,443	5,791	5,006	5,303	4,736	4,378	5,538	5,376
Provision for income taxes	1,641	2,190	1,873	2,074	1,943	1,683	2,152	2,100
Net income	$2,802	$3,601	$3,133	$3,229	$2,793	$2,695	$3,386	$3,276
Preferred stock dividends and accretion	---	---	---	$(1,299)	$(113)	---	---	---
Net income available to common shareholders	$2,802	$3,601	$3,133	$1,930	$2,680	$2,695	$3,386	$3,276

Net income per common share
Basic	$0.53	$0.69	$0.61	$0.38	$0.52	$0.53	$0.66	$0.64
Diluted	$0.52	$0.68	$0.60	$0.37	$0.52	$0.52	$0.65	$0.63

Page - 27

BANK OF MARIN BANCORP

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

Net interest margin is expressed as net interest income divided by average interest-earning assets. Net interest rate spread is the difference between the average rate earned on total interest-earning assets and the average rate incurred on total interest-bearing liabilities. Both of these measures are reported on a taxable-equivalent basis.  Net interest margin is the higher of the two because it reflects interest income earned on assets funded with non-interest-bearing sources of funds, which include demand deposits and stockholders' equity.

Table 2, Distribution of Average Statements of Condition and Analysis of Net Interest Income, compares interest income and average interest-earning assets with interest expense and average interest-bearing liabilities for the three years 2009, 2008 and 2007. The table also indicates net interest income, net interest margin and net interest rate spread for each period presented.

Table 2         Distribution of Average Statements of Condition and Analysis of Net Interest Income

	2009			2008			2007
		Interest			Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Federal funds sold and other short-term investments	$1,916	$5	0.26%	$4,212	$138	3.22%	$42,584	$2,209	5.19%
Investment securities
U.S. Treasury securities (1)	---	---	---	---	---	---	315	8	2.43
U.S. Government agencies (1)	70,268	3,304	4.70	72,606	3,555	4.90	75,775	3,759	4.96
Corporate debt securities and other (1)	7,397	506	6.84	6,124	273	4.46	11,110	656	5.92
Obligations of state and political subdivisions (2)	29,221	1,677	5.74	19,541	1,106	5.66	13,067	641	4.91
Loans and banker's acceptances (2) (3) (4)	910,456	55,071	5.97	798,369	54,475	6.82	703,087	54,730	7.78
Total interest-earning assets (4)	1,019,258	60,563	5.86	900,852	59,547	6.61	845,938	62,003	7.33
Cash and due from banks	46,594			21,990			24,364
Bank premises and equipment, net	8,140			8,354			8,185
Interest receivable and other assets, net	26,041			17,325			16,301
Total assets	$1,100,033			$948,521			$894,788
Liabilities and Stockholders' Equity
Interest-bearing transaction accounts	$90,159	$115	0.13%	$78,672	$344	0.44%	$76,673	$301	0.39%
Savings and money market accounts	437,515	3,329	0.76	430,621	6,910	1.60	414,592	14,161	3.42
CDARS® time deposits	51,248	721	1.41	9,039	200	2.21	---	---	---
Other time accounts	97,924	1,541	1.57	83,735	2,466	2.95	86,268	3,465	4.02
Purchased funds	64,453	1,281	1.99	30,069	601	2.00	16,097	765	4.76
Subordinated debenture (4)	5,000	180	3.55	5,000	296	5.92	5,000	407	8.14
Total interest-bearing liabilities	746,299	7,167	0.96	637,136	10,817	1.70	598,630	19,099	3.19
Demand accounts	232,502			208,320			204,146
Interest payable and other liabilities	9,873			7,624			6,648
Stockholders' equity	111,359			95,441			85,364
Total liabilities & stockholders' equity	$1,100,033			$948,521			$894,788
Tax-equivalent net interest income/margin (4)		$53,396	5.17%		$48,730	5.41%		$42,904	5.07%
Reported net interest income/margin (4)		$52,567	5.09%		$48,359	5.37%		$42,742	5.05%
Tax-equivalent net interest rate spread			4.90%			4.91%			4.14%

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
(4) Interest income/expense is divided by actual number of days in the period times 360 days to correspond to stated interest rate terms, where applicable.

Page - 28

BANK OF MARIN BANCORP

The tax-equivalent net interest margin decreased to 5.17% in 2009, down twenty-four basis points from 2008. The decrease in the net interest margin was primarily due to the repricing of our loan portfolio in a declining rate environment, and to a lesser extent, interest foregone on non-accrual loans (representing a seven-basis-point impact on the net interest margin in 2009 versus a two-basis-point effect in 2008). In 2008, the effect on the net interest margin of lower rates on deposits and borrowings due to sharply declining market rates outweighed the effect of lower asset yields, resulting in a thirty-four basis point increase to the margin.

The net interest rate spread in 2009 is consistent with 2008, reflecting a decrease of seventy-five basis points in the yield on interest-earning assets and a decline of seventy-four basis points in the cost of interest-bearing liabilities. In 2008, the yield on interest-earning assets declined seventy-two basis points while the yield on interest-earning liabilities declined dramatically by 149 basis points, reflecting a sharply declining interest rate environment. Market rate changes have a more immediate effect on deposit rates than on loan yields due to our fixed-rate loans (see Table 10 below for our fixed vs. variable loans distribution). In addition, the large majority of our variable loans are tied to the U.S. Treasury Constant Maturity Indices with repricing intervals between one year to five years.

Market rates are in part based on the Federal Reserve Open Market Committee ("FOMC") target Federal funds interest rate (the interest rate banks charge each other for short-term borrowings).  The change in the Federal funds sold and purchased rates is the result of target rate changes implemented by the FOMC.  In 2008, there were seven downward adjustments to the target rate totaling 325 basis points, bringing the target interest rate to a historic low with a range of 0% to 0.25% where it remained as of December 2009.

The overall earnings on assets are affected by loan rates and the mix of interest-earning assets. Average interest-earning assets increased $118.4 million, or 13.1%, in 2009 compared to 2008.  The increase primarily relates to average loan growth of $112.1 million and an increase in average investment securities of $8.6 million, partially offset by a $2.3 million decline in average Federal funds sold. There was no significant shift in the mix of interest-earning assets in 2009. The composition of interest-earning assets in 2008 compared to 2007 reflects a shift to higher-yielding loans from Federal funds sold. The movement followed the sale of the indirect auto portfolio in the second quarter of 2007 when the proceeds of $76 million were initially invested in Federal funds sold and gradually reinvested in higher-yielding relationship loans.

The yield on the loan portfolio, which comprised approximately 89% of average earning assets in 2009 and 2008, decreased eighty-five basis points in 2009 and ninety-six basis points in 2008 due to the downward repricing of variable-rate loans and new loans originated at lower market rates, as well as maturities and pay downs of higher yielding loans.

The yield on agency securities in 2009 decreased twenty basis points from 2008, mainly reflecting a tighter spread between agency yields and Treasury rates on newly purchased agency securities due to the stabilization of the MBS market in 2009 and increased prepayments of higher-yielding securities which accelerated the amortization of premiums. The yield on agency securities in 2008 decreased six basis points from 2007 mainly due to a lower interest rate environment. The yield on municipal bonds increased eight basis points in 2009 and seventy-five basis points in 2008, as the yields on securities purchased were impacted by state and political subdivisions which were forced to offer higher rates when investors were wary of the credit quality of the issuer and the insurance companies who guaranteed the instruments.

The overall cost of liabilities is affected by offered rates and the mix of deposits and other liabilities.  The overall rate on interest-bearing liabilities decreased seventy-four basis points in 2009 over 2008.  The rate on savings and money market accounts, CDARS®, and time deposits decreased 84 basis points, 80 basis points, and 138 basis points, respectively, in 2009 compared to 2008, reflecting lower offered rates on deposits in response to lower market rates. The rate on purchased funds remained essentially unchanged in 2009 due to unchanged Federal funds target rate and our procurement of fixed-rate FHLB advances in 2008 and early 2009.  The rate on purchased funds decreased 276 basis points in 2008 over 2007, primarily due to declines in the Federal funds target rate. The rate on the subordinated debenture declined 237 basis points in 2009 and 222 basis points in 2008 due to a decline in the three-month LIBOR rate, to which the debenture rate is indexed.

The average balance of interest-bearing liabilities increased $109.2 million, or 17.1%, in 2009 compared to 2008.  The increases are pervasive in all categories of interest-bearing liabilities, most notably in CDARS® deposits and purchased funds, which increased $42.2 million and $34.4 million respectively in 2009. Late in the first quarter of 2008, we began to offer a new deposit product, Certificate of Deposit Account Registry Service ("CDARS®"), a network through which the Bank offers FDIC insurance coverage in excess of the current $250 thousand regulatory maximum by placing deposits in multiple banks participating in the network. We have experienced a shift in the relative mix of interest-bearing liabilities in 2009 compared to 2008: the proportion of higher-costing liabilities (mainly CDARS® and purchased funds) has increased from 6.1% of interest-bearing liabilities in 2008 to 15.5% in 2009, while the proportion of money market deposit accounts has decreased from 61.3% in 2008 to 52.5% in 2009.

Page - 29

BANK OF MARIN BANCORP

The average balance of interest-bearing liabilities increased $38.5 million, or 6.4%, in 2008 over 2007, with increases recorded in most deposit categories. Notably, the increase in average savings and money market accounts of $16.0 million was mainly due to a new on-balance sheet cash sweep program. CDARS® contributed to an increase in average deposits of $9.0 million. The increase in interest-bearing liabilities in 2008 was also the result of an increase in average purchased funds of $14.0 million as our loan growth outpaced the deposit growth in 2008.

Table 3, Analysis of Changes in Net Interest Income, separates the change in net interest income into two components: (1) volume – change caused by increases or decreases in the average asset and liability balances outstanding, and (2) yield/rate – changes in average yields on earning assets and average rates for interest-bearing liabilities.

Table 3         Analysis of Changes in Net Interest Income

	2009 compared to 2008			2008 compared to 2007
		Yield/			Yield/
(Dollars in thousands)	Volume	Rate (1)	Total	Volume	Rate (1)	Total
Assets
Federal funds sold	$(49)	$(84)	$(133)	$(1,458)	$(613)	$(2,071)
Investment securities
U. S. Treasury securities	---	---	---	(8)	---	(8)
U. S. government agencies	(112)	(139)	(251)	(155)	(49)	(204)
Obligations of state and political subdivisions	65	168	233	(247)	(136)	(383)
Municipal bonds (2)	556	15	571	355	110	465
Loans and bankers’ acceptances (2)	7,521	(6,925)	596	6,938	(7,193)	(255)
Total interest-earning assets	7,981	(6,965)	1,016	5,425	(7,881)	(2,456)
Liabilities
Interest-bearing transaction accounts	44	(273)	(229)	8	35	43
Savings and money market accounts	109	(3,690)	(3,581)	528	(7,779)	(7,251)
CDARS® deposits	619	(98)	521	200	---	200
Other time accounts	366	(1,291)	(925)	(99)	(900)	(999)
Purchased funds	683	(3)	680	434	(598)	(164)
Subordinated Debenture	---	(116)	(116)	---	(111)	(111)
Total interest-bearing liabilities	1,821	(5,471)	(3,650)	1,071	(9,353)	(8,282)
Tax-equivalent net Interest Income	$6,160	$(1,494)	$4,666	$4,354	$1,472	$5,826

(1)  The changes for each category of interest income and expense are divided between the portion of change attributable to the variance in volume and the portion of change attributable to the variance in rate for that category. The unallocated change in rate or volume variance has been allocated between the rate and volume variances on a pro rata basis.
(2)  Yields and interest income on tax-exempt securities and loans are presented on a taxable-equivalent basis using the Federal statutory rate of 35 percent.

The table indicates that in 2009, our net interest income was favorably affected by the increase in volume of interest-earning assets, which outweighed the effect of declines in yields. The decline in our asset yields in 2009 reflected our variable loans that repriced downward as their indexed rate reset. In 2008, the decreases in both interest income and interest expense were heavily impacted by rapid decreases in market rate, partially offset by increases related to volume.

Page - 30

BANK OF MARIN BANCORP

Provision for Loan Losses

Management assesses the adequacy of the allowance for loan losses on a quarterly basis based on several factors including growth of the loan portfolio, analysis of probable losses in the portfolio, recent loss experience and the current economic climate.  Actual losses on loans are charged against the allowance, and the allowance is increased through the provision for loan losses charged to expense to bring the allowance to a level, based on Management's best judgment, to absorb probable losses inherent in the existing loan portfolio.  For further discussion, see the section captioned "Critical Accounting Policies."

Our provision for loan losses totaled $5.5 million in 2009 compared to $5.0 million in 2008 and $685 thousand in 2007.  The increase to the provision for loan losses from the prior years reflected recent losses on specifically-identified loans, increases in loan loss factors applied to certain types of loans as a result of the prevailing weaker economic conditions in recent years, as well as our loan growth. See the section captioned "Allowance for Loan Losses" below for further analysis of the provision for loan losses.

Non-interest Income

Non-interest income includes service charges on deposit accounts, WMS income and other income.

Table 4         Significant Components of Non-interest Income

				2009 compared to 2008		2008 compared to 2007
	Year Ended			Amount	Percent	Amount	Percent
	December 31,			Increase	Increase	Increase	Increase
(Dollars in thousands)	2009	2008	2007	(Decrease)	(Decrease)	(Decrease)	(Decrease)
Service charges on deposit accounts	$1,782	$1,654	$1,251	$128	7.7%	$403	32.2%
Wealth Management Services	1,383	1,292	1,229	91	7.0	63	5.1
Net gain on indirect auto and Visa portfolios	---	---	1,097	---	---	(1,097)	NM
Net gain on redemption of shares in Visa, Inc.	---	457	---	(457)	NM	457	NM
Other non-interest income
Earnings on Bank owned life insurance	696	640	577	56	8.8	63	10.9
Customer banking fees and other charges	466	409	536	57	13.9	(127)	(23.7)
Other income	855	904	1,028	(49)	(5.4)	(124)	(12.1)
Total other non-interest income	2,017	1,953	2,141	64	3.3	(188)	(8.8)
Total non-interest income	$5,182	$5,356	$5,718	$(174)	(3.2%)	$(362)	(6.3%)

NM - Not Meaningful

In 2008, the mandatory redemption of a portion of our shares of Visa, Inc. generated a net gain of $457 thousand as discussed in Note 2 to Consolidated Financial Statements in Item 8 of this report.  Excluding this nonrecurring gain, non-interest income in 2009 increased $283 thousand, or 5.8%, from 2008.

The increase in service charges on deposit accounts in 2009 was primarily due to the increase in the volume of deposit accounts. The increase in service charges on deposit accounts in 2008 was primarily attributable to an increase in fees from our business analysis accounts, primarily reflecting a reduced earnings credit, as well as an increase in fees on checks drawn against insufficient funds effective April 1, 2007, combined with a higher volume of rebounded checks.

The increase in WMS income in 2009 primarily reflected a higher level of assets under management. The increase in 2008 WMS income was primarily due to higher estate settlement and trustee fees, partially offset by market declines affecting fees.

Page - 31

BANK OF MARIN BANCORP

The increase in bank-owned life insurance ("BOLI") income is attributable to the full-year's worth of income earned on the $2.2 million of policies purchased in August 2008. The increase in customer banking fees in 2009 is primarily due to a $46k increase in Visa® debit fees attributable to a higher volume of Visa® card applications resulting from a promotion, as well as an increase in remote deposit capture fees. The decrease in other income in 2009 is primarily due to decreases of $164k of dividends on FHLB stock, and the absence of $42 thousand in interest we received in the second quarter of 2008 on amended tax returns, partially offset by $145k increase in net Merchant Card fee income due to lower interchange costs charged by our data processing vendor resulting from the renegotiation of our data processing contract.

The decrease in the other non-interest income in 2008 was primarily due to a $91 thousand decrease in reverse mortgage fees, an $83 thousand decrease in net remote deposit capture fees (which are offset by earnings credit through business analysis), a $65 thousand decrease in Visa®  fees following the sale of the Visa® credit card portfolio in the third quarter of 2007, and a $48 thousand decrease in cash manager fees (when customers switched to a new on-balance sheet sweep product, we no longer receive significant fees from the previous cash management reserve processor).  The decreases were partially offset by higher miscellaneous income due to $42 thousand of interest we received in the second quarter of 2008 on amended tax returns and a $63 thousand increase in BOLI income due to $2.2 million new purchase of policies in 2008.

The sale of the indirect auto loan portfolio generated a pre-tax net gain in 2007 of $710 thousand and the sale of the Visa® credit card portfolio generated a pre-tax net gain of $387 thousand in 2007, resulting in total net gains of $1.1 million.

Non-interest Expense

Table 5, Significant Components of Non-interest Expense, summarizes the amounts and changes in dollars and percentages. Our efficiency ratio (the ratio of non-interest expense divided by the sum of non-interest income and net interest income) totaled 54.89% in 2009, 53.39% in 2008 and 57.10% in 2007.

Table 5         Significant Components of Non-interest Expense

				2009 compared to 2008		2008 compared to 2007
	Year Ended			Amount	Percent	Amount	Percent
	December 31,			Increase	Increase	Increase	Increase
(Dollars in thousands)	2009	2008	2007	(Decrease)	(Decrease)	(Decrease)	(Decrease)
Salaries and related benefits	$17,001	$16,097	$15,900	$904	5.6%	$197	1.2%
Occupancy and equipment	3,516	3,202	2,871	314	9.8%	331	11.5%
Depreciation and amortization	1,370	1,340	1,246	30	2.2%	94	7.5%
FDIC Insurance	1,800	507	263	1,293	255.0%	244	92.8%
Data processing costs	1,650	1,825	1,657	(175)	(9.6%)	168	10.1%
Professional services	1,727	1,600	1,681	127	7.9%	(81)	(4.8%)
Other non-interest expense
Advertising	528	439	297	89	20.3%	142	47.8%
Director expense	420	444	395	(24)	(5.4)%	49	12.4%
Other expense	3,684	3,223	3,363	461	14.3%	(140)	(4.2%)
Total other non-interest expense	4,632	4,106	4,055	526	12.8%	51	1.3%
Total non-interest expense	$31,696	$28,677	$27,673	$3,019	10.5%	$1,004	3.6%

The increase in salaries and benefits in 2009 from the prior year primarily reflected annual merit increases, higher personnel costs associated with branch expansion, higher incentive compensation, as well as higher employee insurance. Average FTE totaled 195 and 190 during 2009 and 2008, respectively.

The increase in salaries and benefits in 2008 from the prior year primarily reflected higher salaries related to annual merit increases, and higher commissions and employee insurance. These increases were partially offset by a $179 thousand decrease in our contribution to Employee Stock Ownership and Savings Plan, a $74 thousand decrease in stock-based compensation and lower capitalization of deferred loan costs.

The increase in occupancy and equipment expenses in 2009 from 2008 was primarily related to higher premises rent associated with the new Greenbrae branch opened in September 2009 and increases for renewed leases, as well as a full year of rent for the Mill Valley branch opened in June 2008. The increase in occupancy and equipment expenses in 2008 compared to 2007 was primarily related to higher premises rent associated with the new Mill Valley branch and increases for renewed leases, as well as higher maintenance and repair costs.

Page - 32

BANK OF MARIN BANCORP

Depreciation and amortization increased slightly in 2009 and reflected amortization of the recently capitalized leasehold improvements of the Greenbrae and Mill Valley branches, partially offset by the effect of certain assets that became fully-depreciated in 2009. The increase in depreciation and amortization expenses in 2008 was primarily due to the addition of leasehold improvements associated with the remodeling of the San Rafael branch in the second quarter of 2008, and the addition of the Mill Valley branch in June 2008.

The increase in FDIC insurance was due to a higher FDIC assessment rate (which more than doubled from last year), and higher deposits.  Effective April 1, 2009, the FDIC adopted a final rule revising its risk-based insurance assessment system and effectively increasing the overall assessment rate. The new initial base assessment rates for Risk Category 1 institutions range from twelve to sixteen basis points, on an annualized basis.  The FDIC also imposed a special deposit insurance assessment of five basis points on all insured institutions' total assets minus Tier 1 capital at June 30, 2009 in order to replenish the Deposit Insurance Fund. As a result, we recognized $496 thousand from this special assessment in 2009.  The increase of FDIC insurance in 2008 over 2007 is primarily due to an increase in the industry-wide FDIC assessment rate and growth in our deposit level. In addition, in November 2008, we elected to participate in the FDIC Transaction Account Guarantee Program, which provides unlimited insurance coverage on non-interest-bearing transaction accounts defined by the FDIC, on which we will pay a 10 basis point surcharge per $100 covered balances in excess of $250 thousand through 2009. The 10 basis point surcharge on non-interest-bearing transaction accounts over $250 thousand will increase to 15 basis points from January to June 2010, at which time the program expires.

Data processing costs decreased in 2009 over 2008 as we benefitted from the renegotiation of our contract with our data processing vendor. The increase in data processing costs in 2008 over 2007 reflected a one-time de-conversion cost that related to credit card customers, as well as one-time costs associated with network upgrades, set-up of our new cash manager sweep program, and the related training costs.

The increase in professional services in 2009 over 2008 was primarily due to an increase in legal expenses relating to the repurchase of preferred shares as well as legal expenses relating to delinquent loans. These increases were partially offset by decreases in other professional fees associated with the discontinuation of a consulting agreement that began in July of 2006 and ended in June of 2008. The decrease in professional services in 2008 over 2007 was largely attributable to a decrease in expenses associated with the holding company formation in 2007 and the discontinuation of the consulting agreement previously mentioned.

The increase in advertising expenses from 2008 is primarily due to fees associated with a new public relations firm. The increase in 2008 over 2007 is mainly attributable to several new advertising campaigns and marketing research projects. The decrease in director expense in 2009 is primarily due to the departure of two directors who retired in May 2009.

The increase in other expense in 2009 over 2008 reflected operational losses in the second quarter of 2009 as well as the absence of a $242 thousand litigation liability cost reversed in 2008. In 2007, other expense included a pre-tax non-recurring charge of $242 thousand recorded in the fourth quarter for the potential obligation to Visa U.S.A. in connection with certain litigation indemnifications provided to Visa U.S.A. by Visa member banks. Such amount was reversed in 2008 against other expense upon Visa Inc.'s Initial Public Offering in 2008 as discussed in Note 13 to Consolidated Financial Statements.

Provision for Income Taxes

We reported a provision for income taxes of $7.8 million, $7.9 million, and $7.8 million for the years 2009, 2008, and 2007 respectively.  The effective tax rates were 37.9%, 39.3%, and 38.7% for those same periods.  These provisions reflect accruals for taxes at the applicable rates for federal income tax and California franchise tax based upon reported pre-tax income, and adjusted for the effects of all permanent differences between income for tax and financial reporting purposes (such as earnings on qualified municipal securities, BOLI and certain tax-exempt loans).  Therefore, there are normal fluctuations in the effective rate from period to period based on the relationship of net permanent differences to income before tax. We have not been subject to an alternative minimum tax ("AMT") during these periods.

Page - 33

BANK OF MARIN BANCORP

Bancorp and the Bank have entered into a tax allocation agreement which provides that income taxes shall be allocated between the parties on a separate entity basis.  The intent of this agreement is that each member of the consolidated group will incur no greater tax liability than it would have incurred on a stand-alone basis.

FINANCIAL CONDITION

Short-term Investment

At December 31, 2009, we had $15 million in a money market account that earned interest at a rate of 0.60% with a correspondent bank.

Investment Securities

We maintain an investment securities portfolio to provide liquidity and to generate earnings on funds that have not been loaned.  Management determines the maturities and the types of securities to be purchased based on the need for liquidity to fund loans and the desire to attain a reasonable investment yield balanced with risk exposure.  Table 6 shows the makeup of the securities portfolio by expected maturity at December 31, 2009 and 2008.  Expected maturities differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

Table 6    Investment Securities

Type and Maturity Grouping	December 31, 2009				December 31, 2008
				Weighted				Weighted
	Principal	Amortized	Market	Average	Principal	Amortized	Market	Average
(Dollars in thousands)	Amount	Cost (2)	Value	Yield (1)	Amount	Cost (2)	Value	Yield (1)
Held to maturity
State and municipal
Due within 1 year	$665	$671	$682	4.76%	$200	$200	$200	4.92%
Due after 1 but within 5 years	3,770	3,863	4,017	5.41	5,070	5,203	5,370	5.46
Due after 5 but within 10 years	11,840	12,403	12,831	5.72	5,140	5,312	5,488	6.39
Due after 10 years	13,335	13,459	13,256	5.78	12,635	12,843	12,077	5.71
Total held to maturity	29,610	30,396	30,786	5.69	23,045	23,558	23,135	5.80
Available for sale
U. S. government agencies
Due within 1 year	3,264	3,270	3,289	4.62	6	6	6	2.40
Due after 1 but within 5 years	36,986	37,339	38,672	4.99	46,383	46,627	47,269	5.11
Due after 5 but within 10 years	29,563	30,674	30,373	3.84	25,947	26,162	26,235	4.89
Due after 10 years	10,525	10,650	10,888	5.06	5,000	5,097	5,072	4.86
Total	80,338	81,933	83,222	4.56	77,336	77,892	78,582	5.02
Corporate CMOs
Due within 1 year	2,088	2,103	2,075	3.91	734	734	727	5.25
Due after 1 but within 5 years	4,637	4,646	4,628	4.89	657	658	643	5.54
Due after 5 but within 10 years	8,068	8,070	7,893	4.62	---	---	---	---
Total	14,793	14,819	14,596	4.60	1,391	1,392	1,370	5.39
Total available for sale	95,131	96,752	97,818	4.57	78,727	79,284	79,952	5.03
Total	$124,741	$127,148	$128,604	4.83%	$101,772	$102,842	$103,087	5.17%

(1) Yields on tax-exempt securities are presented on a tax-equivalent basis.

(2) Book value reflects cost, adjusted for accumulated amortization and accretion.

Our investment securities portfolio, consisting primarily of obligations of U.S. government agencies, state and municipal securities and corporate collateralized mortgage obligations ("CMOs"), increased $24.7 million or 23.9% in 2009 to absorb some of our excess liquidity.  U.S. government agency securities, which make up 64.9% and 75.9% of the portfolio at December 31, 2009 and 2008 respectively, increased $4.6 million in 2009.  State and municipal securities, which represented 23.7% and 22.8% of the portfolio at December 31, 2009 and 2008 respectively, increased $6.8 million. Corporate collateralized mortgage obligation securities increased $13.2 million in 2009.  The weighted average maturity of the portfolio at December 31, 2009 was approximately eighty months.

Mortgage-backed securities in the portfolio at December 31, 2009 totaled $92.8 million, which consisted of $13.1 million pass-through securities issued by FNMA and FHLMC, $65.1 million other mortgage backed securities issued or guaranteed by FNMA, FHLMC, or Government National Mortgage Association ("GNMA"), and $14.6 million of corporate CMOs.  We generally invest in mortgage-backed securities with borrowers having strong credit scores and/or collateral compositions reflecting low loan-to-value ratios. Any investment securities in our portfolio that may be backed by sub-prime or Alt-A mortgages relate primarily to corporate CMOs.  See Note 2 to Consolidated Financial Statements and Item 1A, Risk Factors, for more information on investment securities.

Page - 34

BANK OF MARIN BANCORP

Loans

Table 7    Loans Outstanding by Type at December 31

(Dollars in thousands)	2009	2008	2007	2006	2005
Commercial loans	$164,643	$146,483	$124,336	$117,391	$144,510
Real estate
Commercial	478,885	467,170	389,741	311,692	282,564
Construction	91,289	121,981	97,153	116,790	112,116
Home equity	83,977	65,076	34,295	30,558	28,059
Other residential (a)	69,369	55,600	44,565	28,354	8,245
Indirect auto loans	---	---	---	84,141	77,612
Installment and other consumer loans	29,585	34,234	34,788	30,852	33,555
Total loans	917,748	890,544	724,878	719,778	686,661
Allowance for loan losses	(10,618)	(9,950)	(7,575)	(8,023)	(7,115)
Total net loans	$907,130	$880,594	$717,303	$711,755	$679,546

(a) Our residential loan portfolio includes no sub-prime loans, nor is it our normal practice to underwrite loans commonly referred to as "Alt-A mortgages", the characteristics of which are loans lacking full documentation, borrowers having low FICO scores or collateral compositions reflecting high loan-to-value ratios. However, substantially all of our residential loans are indexed to Treasury Constant Maturity Rates and have provisions to reset five years after their origination dates.

Commercial loan growth of $18.2 million in 2009 and $22.1 million in 2008 was the result of our continued emphasis on commercial and industrial lending, specifically asset-based lines of credit. We have historically targeted well-established local businesses with strong guarantors that have proven to be resilient in periods of economic stress.

Commercial real estate loans increased $11.7 million in 2009 and $77.4 million in 2008. The reduced volume of growth in 2009 largely reflected a decline in demand by qualified borrowers in our serving area. Of the commercial real estate loans at December 31, 2009, 69% are non-owner occupied and 31% are owner occupied. Our commercial real estate loan portfolio is weighted towards term loans for which the primary source of repayment is cash flow from net operating income of the real estate property. The increase in commercial real estate loans in 2008 was mainly driven by increased demand from existing customers.  The following table summarizes our commercial real estate loan portfolio by the geographic location in which the property is located as of December 31, 2009 and 2008:

Page - 35

BANK OF MARIN BANCORP

Table 8    Commercial Real Estate Loans Outstanding by Geographic Location

(Dollar in thousands)	December 31, 2009		December 31, 2008
Commercial real estate loans by geographic location	Amount	% of Commercial real estate loans	Amount	% of Commercial real estate loans
Marin	$224,018	46.8%	$211,966	45.4%
Sonoma	66,329	13.8%	71,612	15.3%
San Francisco	58,219	12.2%	44,832	9.6%
Alameda	30,265	6.3%	41,880	9.0%
Contra Costa	7,909	1.6%	7,933	1.7%
Napa	12,282	2.6%	12,826	2.7%
Sacramento	12,760	2.7%	14,250	3.1%
Other	67,103	14.0%	61,871	13.2%
Total	$478,885	100.0%	$467,170	100.0%

Construction loans decreased $30.7 million in 2009, primarily due to the successful completion and sell-through of construction development projects booked in prior years, a slow down in construction activity (primarily residential development), as well as a conscious effort to reduce our concentration in construction loans. Construction loans increased $24.8 million in 2008 due to both the lending on new projects as well as the funding of commitments carried over from 2007.  Table 9 below shows an analysis of construction loans by type and location. Non-owner-occupied land loans of $43.8 million at December 31, 2009 included loans for lands specified for commercial development of $26.9 million and for residential development of $16.9 million, the majority of which are located in San Francisco and Marin counties.

Table 9    Construction Loans Outstanding by Type and Geographic Location

(Dollar in thousands)	December 31, 2009		December 31, 2008
Construction loans by type	Amount	% of Construction Loans	Amount	% of Construction Loans
Single family non-owner-occupied	$14,903	16.3%	$31,550	25.9%
Single family owner-occupied	6,404	7.0%	5,087	4.2%
Commercial non-owner-occupied	6,444	7.1%	1,429	1.2%
Commercial owner-ccupied	3,204	3.5%	2,617	2.1%
Land non-owner-occupied	43,750	47.9%	44,201	36.2%
Land owner-occupied	----	----	1,798	1.5%
Tenants-in-common and other	16,584	18.2%	35,299	28.9%
Total	$91,289	100.0%	$121,981	100.0%

Construction loans by geographic location	Amount	% of Construction Loans	Amount	% of Construction Loans
Marin	$19,729	21.6%	$21,181	17.4%
Sonoma	8,302	9.1%	22,698	18.6%
San Francisco	52,641	57.7%	64,713	53.1%
Alameda	2,545	2.8%	5,033	4.1%
Contra Costa	320	0.3%	----	----
Napa	879	1.0%	1,136	0.9%
Riverside	4,418	4.8%	4,928	4.0%
Other	2,455	2.7%	2,292	1.9%
Total	$91,289	100.0%	$121,981	100.0%

Page - 36

BANK OF MARIN BANCORP

The growth of home equity lines of credit normalized to $18.9 million in 2009 from $30.8 million in 2008. The significant growth in revolving home equity loans within our primary market area in 2008 was a result of our consumer loan promotional programs and other marketing support. Other residential real estate loans increased $13.8 million in 2009 and $11.0 million in 2008. The majority of the residential real estate loan growth was the result of the conversion from acquisition and development loans in the construction portfolio to tenants-in-common units in San Francisco, a trend that is expected to continue through 2010.

Approximately 86% and 84% of our outstanding loans are secured by real estate at December 31, 2009 and 2008, respectively. At December 31, 2009, approximately 24% of our commercial real estate loans and half of our residential real estate loans contain an interest-only feature as part of the loan terms. Approximately 93% of the interest-only commercial real estate loans and 92% of the residential real estate loans are considered to have low credit risk and are current with their payments. See also Item 1A, Risk Factors, regarding our loan concentration risk.    As of December 31, 2009, approximately $72.3 million of our loans have interest reserves, the majority of which are construction loans.  When we determine a loan is impaired before the interest reserve has been depleted, the interest funded by the interest reserve is applied against loan principal. As of December 31, 2009, $2.6 million of construction loans were on non-accrual status where the related interest reserves have not been depleted.

Variable rate loans at their established interest rate floors or ceilings are included as fixed rate loans in the following table. Table 10 shows a shift towards fixed rate loans within the portfolio in 2009 when compared to 2008 as variable rate loans continued to reprice down to their floor rates in a low-interest rate environment. The large majority of the variable rate loans are tied to independent indices (such as the Wall Street Journal prime rate or a Treasury Constant Maturity Rate). Substantially all loans with an original term of more than five years have provisions for the fixed rates to reset, or convert to a variable rate, after one, three or five years.

Table 10    Loan Portfolio Maturity Distribution and Interest Rate Sensitivity

	December 31, 2009				December 31, 2008
	Fixed	Variable			Fixed	Variable
(Dollars in thousands)	Rate	Rate	Total	Percent	Rate	Rate	Total	Percent
Due within 1 year	$114,727	$94,534	$209,261	22.8%	$52,266	$153,504	$205,770	23.1%
Due after 1 but within 5 years	198,635	76,501	275,136	30.0%	162,527	105,427	267,954	30.1%
Due after 5 years	336,616	96,735	433,351	47.2%	275,101	141,719	416,820	46.8%
Total	$649,978	$267,770	$917,748	100.0%	$489,894	$400,650	$890,544	100.0%
Percentage	70.82%	29.18%	100.00%		55.01%	44.99%	100.00%

Page - 37

BANK OF MARIN BANCORP

Allowance for Loan Losses

Credit risk is inherent in the business of lending.  As a result, we maintain an allowance for loan losses to absorb losses inherent in our loan portfolio through a provision for loan losses charged against earnings. All specifically identifiable and quantifiable losses are charged off against the allowance.  The balance of our allowance for loan losses is Management's best estimate of the remaining losses inherent in the portfolio. The ultimate adequacy of the allowance is dependent upon a variety of factors beyond our control, including the real estate market, changes in interest rate and economic and political environments. Based on the current conditions of the loan portfolio, Management believes that the $10.6 million allowance for loan losses at December 31, 2009 is adequate to absorb losses inherent in our loan portfolio. No assurance can be given, however, that adverse economic conditions or other circumstances will not result in increased losses in the portfolio.

The Components of the Allowance for Loan Losses

As stated previously in "Critical Accounting Policies," the overall allowance consists of a specific allowance for individually identified impaired loans, an allowance factor for categories of credits with similar characteristics and trends, and an allowance for changing environmental factors.

The first component, the specific allowance, results from the analysis of identified problem credits and the evaluation of sources of repayment including collateral, as applicable. Through Management's ongoing loan grading process, individual loans are identified that have conditions that indicate the borrower may be unable to pay all amounts due under the contractual terms. These loans are evaluated individually by Management and specified allowances for loan losses are established when the discounted cash flows of future payments or collateral value of collateral-dependent loans are lower than the recorded investment in the loan. Generally with problem credits that are collateral-dependent, we obtain appraisals of the collateral at least annually. We may obtain appraisals more frequently if we believe the collateral value is subject to market volatility, if a specific event has occurred to the collateral (e.g. tentative map has been filed), or if we believe foreclosure is imminent.  Impaired loan balances increased from $6.8 million at December 31, 2008 to $12.2 million at December 31, 2009.  The specific allowance totaled $45 thousand and $44 thousand at December 31, 2009 and 2008, respectively, as we charged off substantially all of our estimated losses related to specifically identified impaired loans as the losses are identified.

The second component, the allowance factor, is an estimate of the probable inherent losses in each loan pool stratified by major categories or loans with similar characteristics in our loan portfolio. This analysis encompasses loan grades by pool and current general economic and business conditions. Confirmation of the quality of our grading process is obtained by independent reviews conducted by consultants specifically hired for this purpose and by various bank regulatory agencies. This analysis covers our entire loan portfolio but excludes any loans that were analyzed individually for specific allowances as discussed above. There are limitations to any credit risk grading process. The number of loans makes it impractical to review every loan every quarter. Therefore, it is possible that in the future some currently performing loans not recently graded will not be as strong as their last grading and an insufficient portion of the allowance will have been allocated to them. Grading and loan review often must be done without knowing whether all relevant facts are at hand. Troubled borrowers may deliberately or inadvertently omit important information from reports or conversations with lending officers regarding their financial condition and the diminished strength of repayment sources.

The total amount allocated for the second component is determined by applying loss estimation factors to outstanding loans. At December 31, 2009 and 2008, the allowance allocated by categories of credits totaled $7.6 million and $7.3 million, respectively. The increase mainly related to increased allowance factors for land loans related to the construction of residential subdivisions, commercial quick-qualifier loans and manufactured home loans, recognizing increased risk for these types of loans, as well as loan growth.

The third component of the allowance for loan losses is an economic component that is not allocated to specific loans or groups of loans, but rather is intended to absorb losses caused by portfolio trends, concentration of credit, growth, and economic trends. At December 31, 2009 and 2008, the general valuation allowance, including the economic component, totaled $3.0 million and $2.7 million, respectively. Starting in late 2008, we witnessed financial difficulties experienced by borrowers in our market, where real estate sale prices have declined and holding periods have increased.  The U.S. economy is still experiencing significantly reduced business activity as a result of, among other factors, disruptions in the financial system, dramatic declines in the housing prices, and an increasing unemployment rate.  There have been significant reductions in spending by consumers and businesses. In response to this, we have been proactive in evaluating reserve percentages for economic and other qualitative loss factors used to determine the adequacy of the allowance for loan losses. The increase to the third component of the allowance for loan losses reflected such evaluation.

Page - 38

BANK OF MARIN BANCORP

Table 11 shows the allocation of the allowance by loan type as well as the percentage of total loans in each of the same loan types.

Table 11    Allocation of Allowance for Loan Losses

	December 31, 2009		December 31, 2008		December 31, 2007		December 31, 2006		December 31, 2005
		Loans as		Loans as		Loans as		Loans as		Loans as
	Allowance	percent	Allowance	percent	Allowance	percent	Allowance	percent	Allowance	percent
	balance	of total	balance	of total	balance	of total	balance	of total	balance	of total
(Dollars in thousands)	allocation	loans	allocation	loans	allocation	loans	allocation	loans	allocation	loans
Commercial loans (a)	$2,544	17.9%	$2,306	16.5%	$1,811	17.2%	$1,710	16.3%	$1,641	21.1%
Real Estate
Commercial (a)	4,006	52.2	3,911	52.5	2,866	53.8	2,262	43.3	2,205	41.1
Construction	1,832	9.9	2,118	13.6	1,659	13.4	1,995	16.2	1,764	16.3
Home Equity	586	9.2	453	7.3	205	4.7	182	4.3	139	4.1
Other residential	734	7.6	588	6.2	426	6.1	271	3.9	17	1.2
Installment and other consumer	662	3.2	563	3.9	430	4.8	1,389	16.0	1,253	16.2
Unallocated allowance	254	N/A	11	N/A	178	N/A	214	N/A	96	N/A
Total allowance for loan losses	$10,618		$9,950		$7,575		$8,023		$7,115
Total percent		100.00%		100.00%		100.00%		100.00%		100.00%

(a)  Certain allowance for loan losses attributable to commercial real estate loans were classified as commercial loans in prior years as they overlap commercial and real estate groups.  In 2009, they are reclassified as part of the commercial real estate category to be consistent with Table 7 grouping.

The allowance for loan losses as a percentage of loans totaled 1.16% at December 31, 2009, compared to 1.12% at December 31, 2008.  The increase in the allowance for loan losses as a percentage of loans reflect increased allowance factors for land loans related to the construction of residential subdivisions, commercial quick-qualifier loans, and manufactured home loans, as well as a higher level of general valuation allowance mainly related to the prevailing weaker economic environment.

Table 12 shows the activity in the allowance for loan losses for each of the years in the five-year period ended December 31, 2009. Net charge-offs totaled $4.8 million in 2009, primarily related to commercial and construction loans secured by real property where the value of collateral has declined, and to a lesser extent, personal loans and home equity loans. Our recent losses, which resulted in higher charge-off ratio as seen in the following table, have stemmed primarily from the land development and single-family residential construction projects in Oregon and Sonoma County in California, where property prices have been affected more significantly than our primary market of Marin County. Net charge-offs in 2008 totaling $2.6 million primarily relate to construction loans secured by real property where the value of collateral has declined.  Net charge-offs in 2007 totaled $85 thousand. The percentage of net charge-offs to average loans was 0.53% in 2009, compared to 0.33% in 2008 reflecting the factors discussed above.

Page - 39

BANK OF MARIN BANCORP

Table 12    Allowance for Loan Losses at December 31

(Dollars in thousands)	2009	2008	2007	2006	2005
Beginning balance	$9,950	$7,575	$8,023	$7,115	$6,110
Cumulative-effect adjustment of election of fair value accounting on indirect auto portfolios1	---	---	(1,048)	---	---
Provision for loan losses	5,510	5,010	685	1,266	1,541
Loans charged off
Commercial	(1,552)	(1,100)	---	(172)	(362)
Real Estate
Commercial	(9)	---	---	---	---
Construction	(3,046)	(1,508)	---	---	---
Home equity	(96)	---	---	---	---
Installment and other consumer	(659)	(72)	(115)	(424)	(402)
Total	(5,362)	(2,680)	(115)	(596)	(764)
Loan loss recoveries
Commercial	52	24	---	35	6
Real Estate
Construction	397	---	---	---	---
Installment and other consumer	71	21	30	203	222
Total	520	45	30	238	228
Net loans charged off	(4,842)	(2,635)	(85)	(358)	(536)
Ending balance	$10,618	$9,950	$7,575	$8,023	$7,115

Total loans outstanding at end of year, before deducting allowance for loan losses	$917,748	$890,544	$724,878	$719,778	$686,661

Average total loans outstanding during year	$910,456	$798,369	$703,087	$701,732	$640,694

Ratio of allowance for loan losses to total loans at end of year	1.16%	1.12%	1.05%	1.11%	1.04%

Net charge-offs to average loans	0.53%	0.33%	0.01%	0.05%	0.08%

Ratio of allowance for loan losses to net charge-offs	219.3%	377.6%	8911.8%	2241.1%	1327.4%

1
In conjunction with the election of accounting for the indirect auto loan portfolio at fair value in 2007, an unrealized loss of $3.5 million was recorded as a reduction of loans, and the allowance for loan losses was reduced by $1.0 million.

Non-performing assets for each of the past five years are presented below.  The ratio of allowance for loan losses to non-accrual loans decreased from 148.7% at December 31, 2008 to 91.8% at December 31, 2009. While our non-accrual loan level grew by a higher percentage than our allowance, we have charged-off the non-accrual loans down to their net realizable value based on recent appraisals or Management's best estimate of the fair value of the collateral. There were no accruing loans past due 90 days or more, nor other real estate owned at the end of the years presented.

Page - 40

BANK OF MARIN BANCORP

Table 13                      Non-performing Assets at December 31

(Dollars in thousands)	2009	2008	2007		2006	2005
Non-accrual loans:
Construction	$6,520	$5,804	$	---	$ ---	$	---
Commercial real estate	3,722	---		---	---		---
Commercial	910	145		---	49		---
Installment and other consumer	313	455		---	---		---
Home equity line of credit	100	288		144	---		---
Total non-accrual loans	11,565	6,692		144	49		---
Repossessed personal properties	96	---		---	---		79
Total non-performing assets	11,661	6,692		144	49		79

Accruing restructured loans:
Installment and other consumer	566	119		---	---		---
Commercial	49	---		---	---		---
Total accruing restructured loans	615	119		---	---		---
Total impaired loans	12,180	6,811		$144	$49	$	---

Allowance for loan losses to non-accrual loans at period end	91.8%	148.7%		5260.4%	NM	NM

Non-accrual loans to total loans	1.26%	0.75%		0.02%	0.01%		0.00%

NM - Not meaningful

Other Assets

In December 2009, the FDIC required banks to prepay their regular insurance premiums for 2010 through 2012. At December 2009, we recorded $4.4 million of prepaid FDIC assessments in other assets. Each quarter for the next three years, the prepaid insurance asset balance will be reduced by the FDIC insurance expense recognized that this is applicable to that quarter.

BOLI totaled $17.6 million at December 31, 2009, compared to $17.0 million at December 30, 2008, and is recorded in other assets. Other assets also include net deferred tax assets of $6.5 million and $6.2 million at December 31, 2009 and 2008, respectively. These deferred tax assets consist primarily of tax benefits expected to be realized in future periods related to temporary differences of allowance for loan losses, depreciation, state tax, stock-based compensation and deferred compensation.  Management believes these assets to be realizable due to our consistent record of earnings and the expectation that earnings will continue at a level adequate to realize such benefits.

In addition, we held $4.7 million and $3.9 million of FHLB stock recorded at cost in other assets at December 31, 2009 and 2008, respectively. The FHLB paid $9 thousand in cash dividends and $141 thousand in stock dividends in 2009 and 2008, respectively.  On February 22, 2010, FHLB declared a cash dividend for the fourth quarter of 2009 at an annualized dividend rate of 0.27%.  Management does not believe that FHLB stock is other-than-temporary-impaired as we expect to be able to redeem the stock at cost.

Deposits

Deposits, which are used to fund our interest earning assets, increased $91.8 million in 2009.  Recent failures in a large number of banks have led to increased customer concern over deposit safety. We believe that we have successfully attracted new deposits due to our financial soundness, our legacy of customer service, and our focus on relationship-building. The economic downturn also appears to have impacted the general public's investment behavior, as evidenced by a national trend of increasing household savings and movement away from higher-risk equity investments.  Further, in March 2008, we introduced CDARS® deposits, which increased from $42.9 million at December 31, 2008 to $51.8 million at December 31, 2009.  Lastly, the opening of our new Greenbrae branch in September 2009 generated $13.7 million in deposits in 2009. No individual customer accounted for more than 5% of deposits.

We have experienced a slight shift in the mix of interest-bearing deposits in 2009 compared to 2008. The proportion of money market deposit accounts has decreased while the proportion of CDARS® deposits and other time deposits have increased slightly. We believe the shift in relative proportions is due to the low interest rate environment as time deposits accounts generally offer higher interest rates and due to customers seeking safety as CDARS® deposits are fully insured by the FDIC.  Table 14 shows the relative composition of our average deposits for the years 2009, 2008 and 2007.

Page - 41

BANK OF MARIN BANCORP

Table 14    Distribution of Average Deposits
	Year ended December 31,
	2009		2008		2007
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Non-interest bearing	$232,502	25.6%	$208,320	25.7%	$204,147	26.1%
Interest bearing	90,159	9.9	78,671	9.7	76,673	9.8
Savings	45,944	5.0	40,239	5.0	43,754	5.6
Money market	391,571	43.1	390,383	48.2	370,837	47.5
CDARS®	51,248	5.6	9,039	1.1	----	----
Other Time deposits
Less than $100,000	36,350	4.0	39,496	4.9	37,417	4.8
$100,000 or more	61,574	6.7	44,239	5.4	48,851	6.2
Total time deposits	97,924	10.8	83,735	10.3	86,268	11.0
Total Average Deposits	$909,348	100.00%	$810,387	100.0%	$781,679	100.0%

Table 15 below shows the maturity groupings for time deposits of $100,000 or more, including CDARS® deposits at December 31, 2009, 2008 and 2007.

Table 15    Maturities of Time Deposits of $100,000 or more at December 31

	December 31,
(Dollars in thousands)	2009	2008	2007
Three months or less	$56,456	$27,985	$19,431
Over three months through six months	19,446	7,462	10,638
Over six months through twelve months	30,458	15,907	13,164
Over twelve months	5,830	4,105	7,437
Total	$112,190	$55,459	$50,670

Borrowings

We currently have $236.2 million in secured lines of credit with FHLB, $38.0 million with Federal Reserve Bank of San Francisco ("FRB") and $75.0 million in unsecured lines with correspondent banks to cover any short or long-term borrowing needs.  As of December 31, 2009, we had three FHLB fixed-rate advances totaling $55 million.  For additional information, see Note 8 to the Consolidated Financial Statements in Item 8 of this Form 10-K.

Deferred Compensation Obligations

We maintain a nonqualified, unfunded deferred compensation plan for certain key management personnel.  Under this plan, participating employees may defer compensation, which will entitle them to receive certain payments upon retirement, death, or disability.  The plan provides for payments for up to fifteen years commencing upon retirement and reduced benefits upon early retirement, disability, or termination of employment. The participating employee may elect to receive payments over periods not to exceed fifteen years. At December 31, 2009 and 2008, our aggregate payment obligations under this plan totaled $2.7 million and $2.6 million, respectively.

Off Balance Sheet Arrangements

We make commitments to extend credit in the normal course of business to meet the financing needs of our customers.  For additional information, see Note 17 to the Consolidated Financial Statements in Item 8 below.

Page - 42

BANK OF MARIN BANCORP

Commitments

The following is a summary of our contractual commitments as of December 31, 2009.

Table 16    Contractual Commitments at December 31, 2009

	Payments due by period
(Dollars in thousands)	<1 year	1-3 years	4-5 years	>5 years	Total
Operating leases	$2,468	$4,083	$3,858	$14,940	$25,349
Federal Home Loan Bank Borrowings	15,000	20,000	20,000	---	55,000
Subordinated debenture	---	---	---	5,000	5,000
Total	$17,468	$24,083	$23,858	$19,940	$85,349

The contract amount of loan commitments not reflected on the Consolidated Statement of Condition was $231.9 million and $255.9 million at December 31, 2009 and 2008, respectively.

As permitted or required under California law and to the maximum extent allowable under that law, we have certain obligations to indemnify our current and former officers and directors for certain events or occurrences while the officer or director is, or was serving, at our request in such capacity. These indemnification obligations are valid as long as the director or officer acted in good faith and in a manner the person reasonably believed to be in, or not opposed to, our best interests, and with respect to any criminal action or proceeding, had no reasonable cause to believe his or her conduct was unlawful.  The maximum potential amount of future payments we could be required to make under these indemnification obligations is unlimited; however, we have a director and officer insurance policy that mitigates our exposure and enables us to recover a portion of any future amounts paid.  We believe the estimated fair value of these indemnification obligations is minimal.

Capital Adequacy

As discussed in Note 16 to the Consolidated Financial Statements, the Bank's capital ratios are above regulatory guidelines to be considered "well capitalized" and Bancorp's ratios exceed the required minimum ratios for capital adequacy purposes.  The Bank's total risk-based capital ratio decreased from 13.95% at December 31, 2008, to 11.60% at December 31, 2009, and Bancorp's total risk-based capital ratio decreased from 14.08% at December 31, 2008, to 12.33% at December 31, 2009.  The decreases in the risk-based capital ratio are primarily due to $28.0 million of preferred stock we repurchased from the U.S. Treasury in 2009. See Note 9 to the Consolidated Financial Statements for additional information.

We expect to maintain strong capital levels. Our potential sources of capital include future earnings and shares issued upon the exercise of stock options. In addition, the warrant issued under the TCPP to purchase 154,242 shares of our common stock remains outstanding. The warrant, if exercised, would provide us with $4.2 million additional Tier 1 capital. We are also positioned to access capital markets, if necessary, for up to $75 million through a shelf registration filed on Form S-3 in the fourth quarter of 2009.

Liquidity

The goal of liquidity management is to provide adequate funds to meet both loan demand and unexpected deposit withdrawals.  We accomplish this goal by maintaining an appropriate level of liquid assets, and formal lines of credit with the FHLB, FRB and correspondent banks that enable us to borrow funds as needed.  Our Asset/Liability Management Committee ("ALCO"), which is comprised of certain directors of the Bank, is responsible for establishing and monitoring our liquidity targets and strategies.

Management regularly adjusts our investments in liquid assets based upon our assessment of expected loan demand, expected deposit flows, yields available on interest-earning securities and the objectives of our asset/liability management program.  ALCO has also developed a contingency plan should liquidity drop unexpectedly below internal requirements.

We obtain funds from the repayment and maturity of loans as well as deposit inflows, investment security maturities and paydowns, Federal funds purchased, FHLB advances, and other borrowings.  Our primary uses of funds are the origination of loans, the purchase of investment securities, withdrawals of deposits, maturity of certificate of deposits, repayment of borrowings and dividends to stockholders.

Page - 43

BANK OF MARIN BANCORP

We must retain and attract new deposits, which depends upon the variety and effectiveness of our customer account products, service and convenience, and rates paid to customers, as well as our financial strength. Any long-term decline in retail deposit funding would adversely impact our liquidity. Management does not anticipate significant reliance on Federal funds purchased and FHLB advances in the near future, as our core deposit inflow has provided adequate liquidity to fund our operations.  If we were to rely on Federal Funds purchased or FHLB advances in the future, we expect to have the ability to post adequate collateral for such funding requirements.

As presented in the accompanying consolidated statements of cash flows, the sources of liquidity vary between periods. Consolidated cash and cash equivalents at December 31, 2009 totaled $38.7 million, an increase of $13.7 million over December 31, 2008. The primary sources of funds during 2009 included a $91.8 million net increase in deposits, $36.5 million in pay-downs and maturities of investment securities, and $14.0 million net cash provided by operating activities.  The primary uses of funds were $66.5 million for investment securities purchases, $34.2 million in loan originations (net of principal collections), and $28 million for the repurchase of preferred stock.

At December 31, 2009, our cash and cash equivalents and unpledged available-for-sale securities maturing within one year totaled $44.0 million. The remainder of the unpledged available-for-sale securities portfolio of $89.3 million provides additional liquidity. These liquid assets equaled 11.9% of our assets at December 31, 2009, compared to 9.4% at December 31, 2008, which is in excess of our internal liquidity policy. The increased liquidity at December 31, 2009 was primarily due to deposit growth exceeding loan growth, partially offset by our repurchase of $28.0 million of preferred stock in the first quarter of 2009.

As financial institutions continue to fail, the FDIC Deposit Insurance Fund is depleting rapidly. Therefore, the FDIC has required that banks prepay their regular insurance premiums for the next three years in December 2009. Our cash and cash equivalents were reduced by approximately $4.4 million in December 2009 due to the prepayment. See also discussion captioned "Other Assets" above.

We anticipate that cash and cash equivalents on hand and other sources of funds will provide adequate liquidity for our operating, investing our overnight borrowing rates and financing needs and our regulatory liquidity requirements for the foreseeable future. Management monitors our liquidity position daily, balancing loan funding/payments with changes in deposit activity and overnight investments.  Our emphasis on local deposits combined with our 9.7% equity to assets ratio, provides a very stable funding base. In addition to cash and cash equivalents, we have substantial additional borrowing capacity including unsecured lines of credit totaling $75.0 million with correspondent banks.  Further, on March 30, 2009, we pledged a certain residential loan portfolio that increased our borrowing capacity with the FRB, which currently totals $38.0 million.  As of December 31, 2009, there is no debt outstanding to correspondent banks or the FRB.  We are also a member of the FHLB and have a line of credit (secured under terms of a blanket collateral agreement by a pledge of essentially all of our financial assets) in the amount of $236.2 million, of which $181.2 million was available at December 31, 2009. Borrowings under the line are limited to eligible collateral. The interest rates on overnight borrowings with both correspondent banks and the FHLB are determined daily.  The overnight borrowing rate generally approximates the Federal Funds target rate, which remained constant throughout 2009. However, due to market volatility, our overnight borrowing rates ranged from 0.05% to 1.29% in 2009.

Undisbursed loan commitments, which are not reflected on the consolidated statement of condition, totaled $231.9 million at December 31, 2009 at rates ranging from 2.25% to 9.75%.  This amount included $130.8 million under commercial lines of credit (these commitments are contingent upon customers maintaining specific credit standards), $73.5 million under revolving home equity lines, $15.4 million under undisbursed construction loans, $7.9 million under personal and other lines of credit, and a remaining $4.3 million under standby letters of credit.  These commitments, to the extent used, are expected to be funded primarily through the repayment of existing loans, deposit growth and existing balance sheet liquidity. Over the next twelve months $148.5 million of time deposits will mature. We expect these funds to be replaced with new time or savings accounts.

Since Bancorp is a holding company and does not conduct regular banking operations, its primary sources of liquidity are dividends from the Bank. Under the California Financial Code, payment of a dividend from the Bank to Bancorp is restricted to the lesser of the Bank's retained earnings or the amount of the Bank's undistributed net profits from the previous three fiscal years.  As the Bank made a $28 million distribution to Bancorp in March 2009 in connection with Bancorp's repurchase of preferred stock, distributions from the Bank to Bancorp will be subject to advance regulatory approval for three years beginning in 2010. The primary uses of funds for Bancorp are stockholder dividends and ordinary operating expenses.  In the fourth quarter of 2009, the Bank paid a $7 million dividend to Bancorp to cover Bancorp's operational needs and cash dividends to shareholders for the near future.   Management anticipates that there will be sufficient earnings at the Bank level to provide dividends to Bancorp to meet its funding requirements for the foreseeable future.

Page - 44

BANK OF MARIN BANCORP

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

Activities in asset and liability management include, but are not limited to, lending, borrowing, accepting deposits and investing in securities. Interest rate risk is the primary market risk associated with asset and liability management. Sensitivity of net interest income ("NII") to interest rate changes results from differences in the maturity or repricing, of asset and liability portfolios. To mitigate interest rate risk, the structure of our assets and liabilities is managed with the objective of correlating the movements of interest rates on loans and investments with those of deposits and borrowings. The asset and liability policy sets limits on the acceptable amount of change to NII in changing interest rate environments. We use simulation models to forecast NII.

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

In the following simulation of NII under various interest rate scenarios, the simplified statement of condition is processed against four interest rate change scenarios, in 100 basis point increments. As the Federal funds target rate at December 31, 2009 was already at its historic low of 0-0.25%, it is unlikely that there will be further reductions in the target rate. Therefore, a reduction-in-rate scenario is not considered in the following table at December 31, 2009.  Each of these scenarios assumes that the change in interest rates is immediate and interest rates remain at the new levels.

Table 17 summarizes the effect on NII due to changing interest rates as measured against the flat rate scenario.

Table 17    Effect of Interest Rate Change on Net Interest Income at December 31, 2009

Changes in Interest	Estimated change in NII
Rates (in basis points)	(as percent of NII)
up 400	7.5%
up 300	5.3%
up 200	2.9%
up 100	1.5%

The above table estimates the impact of interest rate changes. The estimated changes are within our policy guidelines established by ALCO. The table indicates that at December 31, 2009, we were asset sensitive in a rising interest rate environment. The results shown reflect a lag in the upward re-pricing of loans due to loans on floors.  We have mitigated earnings sensitivity somewhat through the procurement of fixed-rate borrowings.

From time to time, we enter into certain interest rate swap contracts designated as fair value hedges to mitigate the changes in the fair value of specified long-term fixed-rate loans and firm commitments to enter into long-term fixed-rate loans caused by changes in interest rates.  See Note 15 to the consolidated financial statements in this Form 10-K.

Page - 45

BANK OF MARIN BANCORP

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

Table 18 shows our repricing gaps as of December 31, 2009.  Due to the limitations of gap analysis, as described above, we do not generally use it in managing interest rate risk. Instead we rely on the more sophisticated simulation model described above as the primary tool in measuring and managing interest rate risk.

Table 18   Interest Rate Sensitivity
	1-30		31-90	91-180	181-365	Over
(Dollars in thousands)	Days	Days		Days	Days	one year	Total
At December 31, 2009
Interest Earning Assets
Investment securities (1)	$304	$	---	$947	$4,784	$122,179	$128,214
Loans	165,492		13,082	40,215	61,982	636,977	917,748
Total	165,796		13,082	41,162	66,766	759,156	1,045,962
Interest Bearing Liabilities
Transaction, savings and money market deposits	554,012		---	---	---	---	554,012
CDARS® time deposits	13,016		27,563	6,713	4,527	---	51,819
Other time deposits less than $100,000	6,373		8,512	8,922	12,566	5,376	41,749
Other time deposits $100,000 or more	7,659		13,340	13,408	25,121	6,402	65,930
Federal Home Loan Bank borrowings	---		---	---	---	55,000	55,000
Subordinated debenture	---		---	---	---	5,000	5,000
Total	581,060		49,415	29,043	42,214	71,778	773,510
Sensitivity for period	(415,264)		(36,333)	12,119	24,552	687,378	272,452
Sensitivity - cumulative	$(415,264)		$(451,597)	$(439,478)	$(414,926)	$272,452

(1)  Based on estimated maturities due to prepayment options.

Page - 46

BANK OF MARIN BANCORP

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Bank of Marin Bancorp

We have audited the accompanying consolidated statement of condition of Bank of Marin Bancorp and subsidiary, (the Company) as of December 31, 2009 and 2008  and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2009.  We have also audited Bank of Marin Bancorp's internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Bank of Marin Bancorp's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting and Compliance with Applicable Laws and Regulations. Our responsibility is to express an opinion on these financial statements and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audits.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists and testing and evaluating the design and operating effectiveness of internal control based on the assessed risks. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of the effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bank of Marin Bancorp and subsidiary as of December 31, 2009 and 2008, and the results of their operations and cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.   Also, in our opinion Bank of Marin Bancorp maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the COSO.

/s/ Moss Adams LLP
Stockton, California
March 15, 2010

Page - 47

BANK OF MARIN BANCORP

504 Redwood Blvd, Suite 100
Novato, CA 94947

March 15, 2010

To the Shareholders:

Management's Report on Internal Control over Financial Reporting and Compliance with Applicable Laws and Regulations

Management of the Bank of Marin Bancorp and its subsidiary ("Bancorp") is responsible for preparing the Bancorp's annual financial statements in accordance with generally accepted accounting principles. Management is also responsible for establishing and maintaining internal control over financial reporting, including controls over the preparation of regulatory financial statements, and for complying with the designated safety and soundness laws and regulations pertaining to insider loans and dividend restrictions. Bancorp's internal control contains monitoring mechanisms, and actions are taken to correct deficiencies identified.

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

Management has assessed Bancorp's internal control over financial reporting encompassing both financial statements prepared in accordance with generally accepted accounting principles and those prepared for regulatory reporting purposes as of December 31, 2009. The assessment was based on criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, Management believes that, as of December 31, 2009, Bancorp maintained effective internal control over financial reporting encompassing both financial statements prepared in accordance with generally accepted accounting principles and those prepared for regulatory reporting purposes in all material respects. Management also believes that Bancorp complied with the designated safety and soundness laws and regulations pertaining to insider loans and dividend restrictions during 2009.

Management's assessment of the effectiveness of Bancorp's internal control over financial reporting as of December 31, 2009 has been audited by Moss Adams LLP, an independent registered public accounting firm, as stated in their report which appears on the previous page.

/s/ Russell A. Colombo
Russell A. Colombo, President and Chief Executive Officer

/s/ Christina J. Cook
Christina J. Cook, EVP and Chief Financial Officer

Page - 48

BANK OF MARIN BANCORP

CONSOLIDATED STATEMENT OF CONDITION
at December 31, 2009 and 2008

(in thousands, except share data)	December 31, 2009	December 31, 2008

Assets
Cash and due from banks	$23,660	$24,926
Short-term investments	15,000	---
Cash and cash equivalents	38,660	24,926

Investment securities
Held to maturity, at amortized cost	30,396	23,558
Available for sale (at fair value, amortized cost $96,752 and $79,284 at December 31, 2009 and 2008, respectively)	97,818	79,952
Total investment securities	128,214	103,510

Loans, net of allowance for loan losses of $10,618 and $9,950 at December 31, 2009 and 2008, respectively	907,130	880,594
Bank premises and equipment, net	8,043	8,292
Interest receivable and other assets	39,625	32,235

Total assets	$1,121,672	$1,049,557

Liabilities and Stockholders' Equity

Liabilities
Deposits
Non-interest bearing	$230,551	$201,363
Interest bearing
Transaction accounts	89,660	82,223
Savings and money market	464,352	440,496
CDARS® time	51,819	42,892
Other time	107,679	85,316
Total deposits	944,061	852,290

Federal funds purchased and Federal Home Loan Bank borrowings	55,000	56,800
Subordinated debenture	5,000	5,000
Interest payable and other liabilities	8,560	9,921

Total liabilities	1,012,621	924,011

Stockholders' Equity
Preferred stock, no par value, $1,000 per share liquidation preference
Authorized - 5,000,000 shares; Issued and outstanding - 28,000 shares at December 31, 2008	---	27,055
Common stock, no par value
Authorized - 15,000,000 shares
Issued and outstanding - 5,229,529 shares and 5,146,798at December 31, 2009 and 2008, respectively	53,789	51,965
Retained earnings	54,644	46,138
Accumulated other comprehensive income, net	618	388

Total stockholders' equity	109,051	125,546

Total liabilities and stockholders' equity	$1,121,672	$1,049,557

The accompanying notes are an integral part of these consolidated financial statements.

Page - 49

BANK OF MARIN BANCORP

CONSOLIDATED STATEMENT OF OPERATIONS
for the fiscal years ended December 31, 2009, 2008 and 2007

(in thousands, except per share data)	December 31, 2009	December 31, 2008	December 31, 2007

Interest income
Interest and fees on loans	$54,816	$54,475		$52,668
Interest on auto loans held for sale	---	---		2,062
Interest on investment securities
U.S. Treasury securities	---	---		8
Securities of U.S. Government agencies	3,304	3,555		3,759
Obligations of state and political subdivisions	1,103	735		479
Corporate debt securities and other	506	273		656
Interest on Federal funds sold and short-term investments	5	138		2,209
Total interest income	59,734	59,176		61,841

Interest expense
Interest on interest bearing transaction accounts	115	344		301
Interest on savings and money market deposits	3,329	6,910		14,161
Interest on CDARS® reciprocal time deposits	721	200		---
Interest on other time deposits	1,541	2,466		3,465
Interest on borrowed funds	1,461	897		1,172
Total interest expense	7,167	10,817		19,099

Net interest income	52,567	48,359		42,742
Provision for loan losses	5,510	5,010		685
Net interest income after provision for loan losses	47,057	43,349		42,057

Non-interest income
Service charges on deposit accounts	1,782	1,654		1,251
Wealth Management Services	1,383	1,292		1,229
Net gain on indirect auto and Visa® portfolios	---	---		1,097
Net gain on redemption of shares in Visa, Inc.	---	457		---
Other income	2,017	1,953		2,141
Total non-interest income	5,182	5,356		5,718

Non-interest expense
Salaries and related benefits	17,001	16,097		15,900
Occupancy and equipment	3,516	3,202		2,871
Depreciation and amortization	1,370	1,340		1,246
FDIC insurance	1,800	507		263
Professional services	1,727	1,600		1,681
Data processing	1,650	1,825		1,657
Other expense	4,632	4,106		4,055
Total non-interest expense	31,696	28,677		27,673
Income before provision for income taxes	20,543	20,028		20,102

Provision for income taxes	7,778	7,878		7,778
Net income	$12,765	$12,150		$12,324

Preferred stock dividends and accretion	$(1,299)	$(113)	$	---
Net income available to common stockholders	$11,466	$12,037		$12,324

Net income per common share:
Basic	$2.21	$2.34		$2.38
Diluted	$2.19	$2.31		$2.31

Weighted average shares used to compute net income per common share:
Basic	5,182	5,135		5,187
Diluted	5,242	5,217		5,330

Dividends declared per common share	$0.57	$0.56		$0.51

The accompanying notes are an integral part of these consolidated financial statements.

Page - 50

BANK OF MARIN BANCORP

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
for the fiscal years ended December 31, 2009, 2008 and 2007

				Accumulated Other
					Comprehensive
		Common Stock		Retained	Income (Loss),
(dollars in thousands)	Preferred Stock	Shares	Amount	Earnings	Net of Taxes	Total

Balance at December 31, 2006	---	5,366,416	$61,355	$28,760	$(590)	$89,525
Cumulative-effect adjustment upon adoption of the fair value option on indirect auto portfolio	---	---	---	(1,452)	---	(1,452)
Comprehensive income:
Net income	---	---	---	12,324	---	12,324
Other comprehensive income
Net change in unrealized gain (loss) on available sale securities (net of tax effect of $234)	---	---	---	---	322	322
Comprehensive income:	---	---	---	12,324	322	12,646
Stock options exercised	---	112,496	1,620	---	---	1,620
Excess tax benefit - stock-based compensation	---	---	729	---	---	729
Stock repurchased, including commission costs	---	(365,823)	(13,483)	---	---	(13,483)
Stock issued under employee stock purchase plan	---	292	8	---	---	8
Stock-based compensation	---	---	502	---	---	502
Cash dividends paid on common stock	---	---	---	(2,649)	---	(2,649)
Stock issued in payment of director fees	---	9,590	328	---	---	328
Balance at December 31, 2007	---	5,122,971	51,059	36,983	(268)	87,774
Comprehensive income:
Net income	---	---	---	12,150	---	12,150
Other comprehensive income
Net change in unrealized gain (loss) on available for sale securities (net of tax effect of $475)	---	---	---	---	656	656
Comprehensive income	---	---	---	12,150	656	12,806
Issuance of preferred stock	27,039	---	---	---	---	27,039
Issuance of common stock warrants	---	---	961	---	---	961
Stock options exercised	---	95,298	1,384	---	---	1,384
Excess tax benefit - stock-based compensation	---	---	380	---	---	380
Stock repurchased, including commission costs	---	(88,316)	(2,526)	---	---	(2,526)
Stock issued under employee stock purchase plan	---	1,253	32	---	---	32
Stock-based compensation - stock options	---	---	404	---	---	404
Restricted stock granted	---	6,700	---	---	---	---
Stock-based compensation - restricted stock	---	---	24	---	---	24
Cash dividends paid on common stock	---	---	---	(2,882)	---	(2,882)
Dividends on preferred stock	---	---	---	(97)	---	(97)
Accretion of preferred stock	16	---	---	(16)	---	---
Stock issued in payment of director fees	---	8,892	247	---	---	247
Balance at December 31, 2008	27,055	5,146,798	51,965	46,138	388	125,546
Net income	---	---	---	12,765	---	12,765
Other comprehensive income
Net change in unrealized gain on available for sale securities (net of tax effect of $168)	---	---	---	---	230	230
Comprehensive income	---	---	---	12,765	230	12,995
Accretion of preferred stock	945	---	---	(945)	---	---
Repurchase of preferred stock	(28,000)	---	---	---	---	(28,000)
Stock options exercised	---	61,175	873	---	---	873
Excess tax benefit - stock-based compensation	---	---	291	---	---	291
Stock issued under employee stock purchase plan	---	894	24	---	---	24
Restricted stock granted	---	11,575	---	---	---	---
Stock-based compensation - stock options	---	---	330	---	---	330
Stock-based compensation - restricted stock	---	---	73	---	---	73
Cash dividends paid on common stock	---	---	---	(2,960)	---	(2,960)
Dividends on preferred stock	---	---	---	(354)	---	(354)
Stock issued in payment of director fees	---	9,087	233	---	---	233
Balance at December 31, 2009	---	5,229,529	$53,789	$54,644	$618	$109,051

The accompanying notes are an integral part of these consolidated financial statements.

Page - 51

BANK OF MARIN BANCORP

BANK OF MARIN BANCORP
CONSOLIDATED STATEMENT OF CASH FLOWS
for the fiscal years ended December 31, 2009, 2008 and 2007

(in thousands)	December 31, 2009	December 31, 2008	December 31, 2007

Cash Flows from Operating Activities:
Net income	$12,765	$12,150	$12,324
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	5,510	5,010	685
Compensation expense--common stock for director fees	210	253	258
Stock-based compensation expense	403	428	502
Excess tax benefits from exercised stock options	(157)	(207)	(535)
Amortization of investment security premiums, net of accretion of discounts	337	247	150
Loss on sale of investment securities	4	2	---
Depreciation and amortization	1,370	1,340	1,246
Net gain on indirect auto and Visa portfolios	---	---	(1,097)
Net gain on redemption of shares in Visa, Inc.	---	(457)	---
Loss on disposal of furniture and equipment	---	14	---
Loss on sale of repossessed assets	29	---	---
Net change in operating assets and liabilities:
Interest receivable	(257)	4	106
Interest payable	57	123	(1)
Deferred rent and other rent-related expenses	260	152	108
Other assets	(7,203)	1,847	(3,412)
Other liabilities	675	597	1,221
Total adjustments	1,238	9,353	(769)
Net cash provided by operating activities	14,003	21,503	11,555

Cash Flows from Investing Activities:
Purchase of securities held to maturity	(8,706)	(12,621)	(2,056)
Purchase of securities available for sale	(57,814)	(50,677)	(135,767)
Proceeds from sale of securities	5,343	21,489	100,000
Proceeds from paydowns/maturity of:
Securities held to maturity	320	1,125	2,925
Securities available for sale	36,209	38,683	24,505
Proceeds from sale of indirect auto and Visa portfolios	---	---	78,599
Loans originated and principal collected, net	(34,156)	(165,460)	(86,234)
Purchase of bank owned life insurance policies	---	(2,219)	---
Additions to premises and equipment	(1,121)	(1,825)	(621)
Proceeds from sale of repossessed assets	42	---	---
Net cash used in investing activities	(59,883)	(171,505)	(18,649)

Cash Flows from Financing Activities:
Net increase in deposits	91,771	17,648	97,945
Proceeds from stock options exercised	873	1,384	1,620
Proceeds from issuance of preferred stock	---	27,039	---
Proceeds from issuance of warrants	---	961	---
Net (decrease) increase in Federal Funds purchased and Federal Home Loan Bank borrowings	(1,800)	56,800	(39,400)
Preferred stock repurchased	(28,000)	---	---
Common stock repurchased	---	(2,526)	(13,483)
Cash dividends paid on common stock	(2,960)	(2,882)	(2,649)
Cash dividends paid on preferred stock	(451)	---	---
Stock issued under employee stock purchase plan	24	32	8
Excess tax benefits from exercised stock options	157	207	535
Net cash provided by financing activities	59,614	98,663	44,576

Net increase (decrease) in cash and cash equivalents	13,734	(51,339)	37,482
Cash and cash equivalents at beginning of period	24,926	76,265	38,783

Cash and cash equivalents at end of period	$38,660	$24,926	$76,265
Supplemental disclosure of cash flow information:
Cash paid for interest	$7,110	$10,694	$19,101
Cash paid for income taxes	$8,571	$8,965	$6,295

Non-Cash Transactions:  2009 reflects non-cash financing items of $233 thousand for stock issued to pay director fees and $945 thousand for accretion of preferred stock.  2009 also reflects non-cash investing items of $168 thousand of loans transferred to repossessed assets.  2008 non-cash financing transactions included $97 thousand of dividends payable to preferred stockholder, $16 thousand accretion of preferred stock, and $247 thousand common stock issued to pay director fees.  2007 reflected a cumulative-effect adjustment of the election of fair value accounting on indirect auto portfolio, which included non-cash decreases to net loans of $2.5 million and retained earnings of $1.5 million, and a non-cash increase to other assets of $1.0 million.

The accompanying notes are an integral part of these consolidated financial statements.

Page - 52

BANK OF MARIN BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Introductory Explanation

On July 1, 2007 (the "Effective Date"), a bank holding company reorganization was completed whereby Bank of Marin Bancorp ("Bancorp") became the parent holding company for Bank of Marin ( the "Bank").  On the Effective Date, a tax-free exchange was completed whereby each outstanding share of the Bank was converted into one share of Bancorp and the Bank became the sole wholly-owned subsidiary of the holding company. The information contained in the financial statements and accompanying footnotes for periods subsequent to the reorganization relate to consolidated Bank of Marin Bancorp. Periods prior to the reorganization relate to the Bank only. The information is comparable for all periods as the sole subsidiary of Bancorp is the Bank.

The consolidated financial statements include the accounts of Bancorp and its wholly-owned bank subsidiary. All material intercompany transactions have been eliminated. In the opinion of Management, the consolidated financial statements contain all adjustments necessary to present fairly the financial position, results of operations, changes in stockholders' equity and cash flows.  All adjustments are of a normal, recurring nature. We have evaluated subsequent events through the date of filing with the Security and Exchange Commission ("SEC") and have determined that there are no subsequent events that require additional recognition or disclosure.

Note 1:  Summary of Significant Accounting Policies

Nature of Operations:  Bancorp, through its sole subsidiary, the Bank (a California state-chartered bank), provides a wide range of financial services to customers, who are predominantly professionals, small and middle-market businesses, and individuals who work and/or reside in Marin, San Francisco and southern Sonoma counties. The Bank operates ten branches in Marin County and three in southern Sonoma County, as well as a loan production office in San Francisco. Our accounting and reporting policies conform to generally accepted accounting principles and general practice within the banking industry.  A summary of our significant policies follows.

Cash and Cash Equivalents include cash, due from banks, Federal funds sold and other short-term investments with maturity less than three months at the time of purchases.  At December 31, 2009, our Federal Home Loan Bank ("FHLB") line of credit was secured under terms of a blanket collateral agreement by a pledge of certain qualifying collateral, including cash and cash equivalents. See Note 8 for further details.

Investment Securities are classified as "held to maturity," "trading securities" or "available for sale."  Investments classified as held to maturity are those that we have the ability and intent to hold until maturity and are reported at cost, adjusted for the amortization or accretion of premiums or discounts.  Investments held for resale in anticipation of short-term market movements are classified as trading securities and are reported at fair value, with unrealized gains and losses included in earnings.  Investments that are neither held to maturity or trading are classified as available for sale and are reported at fair value.  Unrealized gains and losses, net of related tax, are reported as a separate component of comprehensive income and included in stockholders' equity until realized.  For discussion of our methodology in determining fair value, see Note 10.

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

For debt securities that are considered other-than-temporarily impaired, are not intended for sale and will not be required to be sold prior to recovery of our amortized cost basis, we separate the amount of the impairment into the amount that is credit related (credit loss component) and the amount due to all other factors. The credit-related other-than-temporary-impairment component is charged to earnings and is calculated as the difference between the security's amortized cost basis and the present value of its expected future cash flows, which establishes a new cost basis for the security. The remaining difference between the security's fair value and the present value of future expected cash flows is due to factors that are not credit related and is recognized in other comprehensive income, net of applicable taxes. The other-than-temporary impairment recognized in other comprehensive income for debt securities classified as held-to-maturity is accreted from other comprehensive income to the amortized cost of the debt security over the remaining life of the debt security in a prospective manner on the basis of the amount and timing of future estimated cash flows.

Page - 53

BANK OF MARIN BANCORP

Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to yield using the effective interest method.  Dividend and interest income are recognized when earned.  Realized gains and losses for securities are included in earnings and are derived using the specific identification method for determining the cost of securities sold.

Loans are reported at the principal amount outstanding net of deferred fees and the allowance for loan losses.  Interest income is accrued daily using the simple interest method.  Loans are placed on non-accrual status when Management believes that there is doubt as to the collection of principal or interest, generally when they become contractually past due by ninety days or more with respect to principal or interest, except for loans that are well-secured and in the process of collection.  When loans are placed on non-accrual status, any accrued but uncollected interest is reversed from current-period interest income and interest income is recorded only after the loan is brought current or after all principal and past due interest has been collected. For loans whose contractual terms have been restructured in a manner which grants a concession to a borrower experiencing financial difficulties ("troubled-debt restructuring"), they are returned to accrual status when there has been a sustained period of repayment performance (generally, six consecutive monthly payments) and there is reasonable assurance of continued repayment according to the modified terms. Loan origination fees and commitment fees, offset by certain direct loan origination costs, are deferred and amortized as yield adjustments over the contractual lives of the related loans.

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

Management's method for assessing the appropriateness of the allowance includes specific allowances for identified problem loans, an allowance factor for pools of credits and allowances for changing environmental factors (e.g., portfolio trends, concentration of credit, growth, economic factors, etc.).  Allowances for identified problem loans are based on specific analysis of individual credits.  Loss estimation factors for loan pools are based on analysis of local economic factors, current loan portfolio quality, historical loss experience and trends applicable to each loan pool.  Allowances for changing environmental factors are Management's best estimate of the probable impact these changes have had on the loan portfolio as a whole.

Management considers a loan to be impaired when it is probable we will be unable to collect all amounts due according to the contractual terms of the loan agreement.  For loans determined to be impaired, the extent of the impairment is measured based on the present value of expected future cash flows discounted at the loan's original effective interest rate or based on the loan's observable market price or the fair value of the collateral, if the loan is collateral dependent.  When the fair value of the impaired loan is less than the recorded investment in the loan, the impairment is recorded through an allocation of the allowance for loan losses.  Our Asset/Liability Management Committee ("ALCO") reviews the adequacy of the allowance for loan losses at least quarterly, to include consideration of the relative risks in the portfolio and current economic conditions.  The allowance is adjusted based on that review if, in the judgment of the ALCO and Management, changes are warranted.

Page - 54

BANK OF MARIN BANCORP

Transfers of Financial Assets: We have entered into certain participation agreements with other organizations. We account for these transfers of financial assets as sales when control over the transferred financial assets has been surrendered.  Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from us, (2) the transferee has the right to pledge or exchange the assets (or beneficial interests) it received, free of conditions that constrain it from taking advantage of that right, and (3) we do not maintain effective control over the transferred financial assets or third-party beneficial interests related to those transferred assets. No gain or loss has been recognized by us on the sale of these participation interests through December 31, 2009.

Premises and Equipment consist of leasehold improvements, furniture, fixtures and equipment and are stated at cost, less accumulated depreciation and amortization, which are calculated on a straight-line basis over the estimated useful life of the property or the term of the lease (if less).  Furniture and fixtures are depreciated over eight years and equipment is generally depreciated over three to twenty years.  Leasehold improvements are amortized over the lesser of their estimated useful lives or the terms of the leases.  When assets are sold or otherwise disposed of, the cost and related accumulated depreciation or amortization are removed from the accounts and any resulting gain or loss is recognized in income for the period.  The cost of maintenance and repairs is charged to expense as incurred.

Employee Stock Ownership Plan ("ESOP") and Related Debt:  We recognize compensation cost when funds become committed for the purchase of Bancorp's common shares into the ESOP.   To the extent that the fair value of Bancorp's ESOP shares committed to be released differ from the cost of those shares, the differential is charged or credited to equity.  The ESOP may be externally leveraged and, as such, the ESOP debt is recorded as a liability and interest expense is recognized on such debt.  The ESOP shares not yet committed to be released are accounted for as a reduction in stockholders' equity. During 2009 and 2008, the Bank made cash contribution to the ESOP without leveraging.

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

Earnings per share ("EPS") are based upon the weighted average number of common shares outstanding during each year.  The following table shows: 1) weighted average basic shares, 2) potential common shares related to stock options, non-vested restricted stock, and stock warrant, and 3) weighted average diluted shares. Net income available to common stockholders is calculated as net income reduced by dividends accumulated on preferred stock and amortization of discounts on the preferred stock. Basic EPS are calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding during each period.  Diluted EPS are calculated using the weighted average diluted shares. The number of potential common shares included in annual diluted EPS is a year-to-date weighted average of the number of potential common shares included in each quarterly diluted EPS computation under the treasury stock method. Our calculation of weighted average shares includes two classes of our outstanding common stock: common stock and unvested restricted stock awards. Holders of restricted stock awards receive non-forfeitable dividends at the same rate as common stockholders and they both share equally in undistributed earnings.

Page - 55

BANK OF MARIN BANCORP

(in thousands, except per share data)	2009	2008	2007
Weighted average basic shares outstanding	5,182	5,135	5,187
Add: Potential common shares related to stock options	47	81	143
Potential common shares related to non-vested restricted stock	2	---	---
Potential common shares related to warrant	11	1	---
Weighted average diluted shares outstanding	5,242	5,217	5,330

Net income	$12,765	$12,150	$12,324
Preferred stock dividends and accretion	(1,299)	(113)	---
Net income available to common stockholders	$11,466	$12,037	$12,324

Basic EPS	$2.21	$2.34	$2.38
Diluted EPS	$2.19	$2.31	$2.31

Weighted average anti-dilutive shares not included in the calculation of diluted EPS
Stock options	156	241	80
Non-vested restricted stock	---	7	---
Total anti-dilutive shares	156	248	80

Share-Based Compensation: All share-based payments granted subsequent to January 1, 2006, including stock options and restricted stock, are recognized as stock-based compensation expense in the income statement based on the grant-date fair value of the award with a corresponding increase in common stock.  The grant-date fair value of the award is amortized over the requisite service period, which is generally the vesting period. The stock-based compensation expense also includes share-based awards granted prior to, but not yet vested as of January 1, 2006, the date we adopted grant-date fair value accounting for share-based payments.

We determine fair value at grant date using the Black-Scholes pricing model that takes into account the stock price at the grant date, the exercise price, the expected life of the option, the volatility of the underlying stock, the expected dividend yield and the risk-free interest rate over the expected life of the option.  The Black-Scholes option valuation model requires the input of highly subjective assumptions, including the expected life of the stock-based award and stock price volatility.  The assumptions used represent Management's best estimates based on historical information, but these estimates involve inherent uncertainties and the application of Management's judgment. As a result, if other assumptions had been used, the recorded stock-based compensation expense could have been materially different from that recorded in its financial statements.  In addition, we are required to estimate the expected forfeiture rates.  If our actual forfeiture rate is materially different from the estimate, the share-based compensation expense could be materially different.

Derivative Financial Instruments and Hedging Activities:

Fair Value Hedges: All of our interest rate swap contracts are designated and qualified as fair value hedges. We apply shortcut hedge accounting for one of our interest rate swap contracts, as it is aligned to offset the change in the fair value of the designated fixed-rate loan.  This interest rate swap is carried on the balance sheet at its fair value in other assets (when the fair value is positive) or in other liabilities (when the fair value is negative).  The change in the fair value of the interest rate swap is recorded in other non-interest income.  As a result of interest rate fluctuations, the hedged fixed-rate loan also gains or loses market value.  The unrealized gain or loss resulting from the change in market value of the hedged-loan is recorded as an adjustment to the hedged loan and offset in other non-interest income. Under shortcut hedge accounting treatment, the change in fair value of the interest rate swap is deemed perfectly offset by the change in fair value of the hedged loan, resulting in zero impact to net income.

Three of our interest rate swap contracts are accounted for using non-shortcut hedge accounting treatment.  The interest rate swaps are closely aligned to offset the changes in the fair value of the designated fixed-rate loans.  The hedging relationships are tested for effectiveness on a quarterly basis.  The interest rate swaps are carried on the balance sheet at their fair value in other assets (when the fair value is positive) or in other liabilities (when the fair value is negative). The changes in the fair value of the interest rate swaps are recorded in interest income.  The unrealized gains or losses due to changes in fair value of the hedged fixed-rate loans are recorded as an adjustment to the hedged loans and offset in interest income.  For derivative instruments executed with the same counterparty under a master netting arrangement, we do not offset fair value amounts of interest rate swaps in liability position with the ones in asset position. For further detail, see Note 15.

Page - 56

BANK OF MARIN BANCORP

Advertising Costs are expensed as incurred.

Comprehensive Income for Bancorp includes net income reported on the statement of operations and changes in the fair value of investment securities available for sale, net of related taxes, reported as a component of stockholders' equity.

Segment Information: Our two operating segments include the traditional community banking activities provided through our thirteen branches and our Wealth Management Services ("WMS").  The activities of these two segments are monitored and reported by Management as separate operating segments.  The accounting policies of the segments are the same as those described in this note.  We evaluate segment performance based on total segment revenue and do not allocate expenses between the segments.  WMS revenues were $1.4 million, $1.3 million and $1.2 million in 2009, 2008 and 2007, respectively, which are included in non-interest income in the statement of operations.  Non-interest expenses applicable to WMS totaled $1.2 million, $1.1 million and $1.1 million in 2009, 2008 and 2007, respectively. The revenues of the community banking segment are reflected in all other income lines in the statement of operations.

Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates. Significant accounting estimates reflected in the consolidated financial statements includes allowance for loan losses, other-than-temporary impairment of investment securities, share-based payment, accounting for income taxes and fair value measurements as discussed in the Notes herein.

Recently Issued Accounting Standards

On February 24, 2010, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2010-09, Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements. The amendments in the ASU remove the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of U.S. generally accepted accounting principles ("U.S. GAAP"). The FASB believes these amendments remove potential conflicts with the SEC's literature. All of the amendments in the ASU were effective upon issuance, except for the use of the issued date for conduit debt obligors, which will be effective for interim or annual periods ending after June 15, 2010.

In January 2010, the FASB issued Accounting Standards Update ("ASU") No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This ASU requires: (1) disclosure of the significant amount transferred in and out of Level 1 and Level 2 fair value measurements and the reasons for the transfers; and (2) separate presentation of purchases, sales, issuances, and settlements in the reconciliation for fair value measurements using significant unobservable inputs (Level 3). In addition, ASU 2010-06 clarifies the requirements of the following existing disclosures set forth in FASB Accounting Standards CodificationTM (the "Codification" or "ASC") Subtopic 820-10: (1) For purposes of reporting fair value measurement for each class of assets and liabilities, a reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities; and (2) A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. ASU 2010-06 is effective for interim and annual reporting periods beginning January 1, 2010, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements, which are effective for fiscal years beginning January 1, 2011, and for interim periods within those fiscal years. As ASU 2010-06 is disclosure-related only, we expect its adoption in the first quarter of 2010 to have no impact on our financial condition or results of operations.

Page - 57

BANK OF MARIN BANCORP

In January 2010, ASU No. 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash was issued to clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in earnings per share prospectively and is not a stock dividend. ASU No. 2010-01 is effective for interim and annual periods beginning January 1, 2010.  Bancorp currently does not make distributions to shareholders with a stock component.

In August 2009, the FASB issued ASU No. 2009-05, Fair Value Measurements and Disclosures (Topic 820) - Measuring Liabilities at Fair Value. This update provides clarification for circumstances in which a quoted price in an active market for the identical liability is not available. In such circumstances a reporting entity is required to measure fair value using one or more of the following: (1) A valuation technique that uses: (a) the quoted price of the identical liability when traded as an asset; or (b) quoted prices for similar liabilities or similar liabilities when traded as assets; or (2) a valuation technique that is consistent with the principles of Topic 820 such as an income approach or a market approach. The guidance in this update was effective for the quarter beginning October 1, 2009 and did not have a significant impact on our financial condition or results of operations.

In June 2009, the FASB issued guidance that establishes the Codification as the source of authoritative U.S. GAAP recognized by the FASB for nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also included in the Codification as sources of authoritative U.S. GAAP for SEC registrants. The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The Codification supersedes all existing non-SEC accounting and reporting standards. Following Statement 168, instead of issuing new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts, the FASB issues Accounting Standards Updates, which serves only to: (a) update the Codification; (b) provide background information about the guidance; and (c) provide the bases for conclusions on the change(s) in the Codification. We started following the guidelines in the Codification on July 1, 2009.

In June 2009, the FASB issued amendments to ASC Topic 860, Transfers and Servicing. It contains revisions to accounting for transfers of loans, participating interests in loans and other financial assets. It reinforced the determination whether a transferor has surrendered control over transferred financial assets. That determination must consider the transferor's continuing involvements in the transferred financial asset, including all arrangements or agreements made contemporaneously with, or in contemplation of, the transfer, even if they were not entered into at the time of the transfer. It added the term "participating interest" to establish specific conditions for reporting a transfer of a portion of a financial asset as a sale. A qualifying "participating interest" requires each of the following: (1) Conveys proportionate ownership rights with equal priority to each participating interest holder; (2) involves no recourse (other than standard representations and warranties) to, or subordination by, any participating interest holder; and (3) does not entitle any participating interest holder to receive cash before any other participating interest holder.

If the transfer does not meet those conditions, a transferor should account for the transfer as a sale only if it transfers an entire financial asset or a group of entire financial assets and surrenders control over the entire transferred assets in accordance with the conditions in ASC 860-10-40, as amended.  Given our current practice related to loan participations, the new accounting treatment for transfers of financial assets is not expected to have a significant impact on our financial condition or results of operations upon adoption or January 1, 2010.

In May 2009, the FASB issued guidance (ASC 855) that establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, it sets forth: a) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; b) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and c) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. In the quarter ended June 30, 2009, we adopted the subsequent event guidance, which did not have a significant impact on our financial condition or results of operations.

Page - 58

BANK OF MARIN BANCORP

On April 9, 2009, FASB issued the following application guidance to enhance disclosures regarding fair value measurements and impairments of securities:

1. The first guidance relates to interim disclosures about fair value of financial instruments (ASC 825-10-50), which requires an entity to provide quantitative and qualitative disclosures about fair value of any financial instruments for interim reporting periods as well as in annual financial statements. Prior to issuing this guidance, fair values for these assets and liabilities were only disclosed annually. We adopted the interim fair value disclosure guidance in the quarter ended June 30, 2009 and the adoption did not have a significant impact on our financial condition or results of operations. See Note 10 for further information.

2. The second guidance relates to recognition and presentation of other-than-temporary impairments (ASC 320-10-35), which is intended to bring greater consistency to the timing of impairment recognition, and provide greater clarity to investors about the credit and non-credit components of impaired debt securities that are not expected to be sold. Further, it replaces the existing requirement that the entity's management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis. It also requires increased and more timely disclosures sought by investors regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. We adopted ASC 320-10-35 for the quarter ended June 30, 2009 and the adoption did not have a significant impact on our financial condition or results of operations. See Note 2 for further information.

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

Note 2:  Investment Securities

Our investment securities portfolio at December 31, 2009 and 2008 consists primarily of U.S. government agency securities, including mortgage-backed securities ("MBS") and collateralized mortgage obligations ("CMOs") issued or guaranteed by FNMA, FHLMC, or GNMA. Our portfolio also includes obligations of state and political subdivisions, debentures issued by government-sponsored agencies including FHLB, Federal Farm Credit Bank and FNMA, as well as corporate CMOs, as reflected in the table below:

	December 31, 2009				December 31, 2008
	Amortized	Fair	Gross Unrealized		Amortized	Fair	Gross Unrealized
(in thousands)	Cost	Value	Gains	(Losses)	Cost	Value	Gains	(Losses)
Held to maturity
Obligations of state and political subdivisions	$30,396	$30,786	$774	$(384)	$23,558	$23,135	$373	$(796)

Available for sale
Securities of U. S. government agencies:
MBS pass-through securities issued by FNMA and FHLMC	12,882	13,086	253	(49)	8,135	8,249	114	---
CMOs issued by FNMA	18,207	18,527	479	(159)	15,289	15,468	183	(4)
CMOs issued by FHLMC	30,664	30,912	530	(282)	24,308	24,452	165	(21)
CMOs issued by GNMA	15,180	15,657	477	---	13,160	13,341	219	(38)
Debentures of government sponsored agencies	5,000	5,040	46	(6)	17,000	17,072	116	(44)
Corporate CMOs	14,819	14,596	1	(224)	1,392	1,370	---	(22)
Total available for sale	96,752	97,818	1,786	(720)	79,284	79,952	797	(129)

Total investment securities	$127,148	$128,604	$2,560	$(1,104)	$102,842	$103,087	$1,170	$(925)

Page - 59

BANK OF MARIN BANCORP

The amortized cost and fair value of investment securities at December 31, 2009 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2009
	Held to Maturity		Available for Sale
(in thousands; unaudited)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$671	$682	---	---
After one but within five years	3,863	4,017	2,000	2,046
After five years through ten years	12,403	12,831	25,883	25,908
After ten years	13,459	13,256	68,869	69,864
Total	$30,396	$30,786	$96,752	$97,818

During 2009, four held-to-maturity securities issued by the same issuer with a combined carrying value of $1.1 million, and another held-to-maturity security with a carrying value of $335 thousand were sold due to evidence of significant deterioration of creditworthiness.  The proceeds from the sales totaled $1.4 million and the transactions resulted in net losses of $9 thousand recorded against 2009 earnings. In 2008, we sold one held-to-maturity security due to deterioration of the issuer's creditworthiness.  The proceeds from the sale totaled $1.0 million and the transaction resulted in a loss of $2 thousand in 2008. In 2009, we sold one available-for-sale security with a carrying value of $3.9 million.  The proceeds from the sale totaled $3.9 million and the sale resulted in a gain of $5 thousand recognized in earnings.  In 2008 and 2007, we sold $20.0 million and $100.0 million in available-for-sale securities, respectively.  These securities were sold at no gain or loss as they were very short-term in nature, with an average holding period from seven to twenty-eight days.

At December 31, 2009, investment securities carried at $1.3 million were pledged with the Federal Reserve Bank of San Francisco ("FRB") to secure our Treasury, Tax and Loan account.  At December 31, 2009, investment securities carried at $27.4 million were pledged with the State of California:  $26.7 million to secure public deposits in compliance with the Local Agency Security Program and $769 thousand to provide collateral for trust deposits. In addition, at December 31, 2009, investment securities carried at $1.4 million were pledged to collateralize an internal Wealth Management Services checking account and $3.2 million were pledged to collateralize interest rate swap as discussed in Note 15.  At December 31, 2009, our FHLB line of credit was secured under terms of a blanket collateral agreement by a pledge of certain qualifying collateral, including investment securities. See Note 8 for further details.

Other-Than-Temporarily Impaired Debt Securities

For each security in an unrealized loss position, we assess whether we intend to sell the security, or it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis less any current-period credit losses. For debt securities that are considered other-than-temporarily impaired and that we do not intend to sell and will not be required to sell prior to recovery of our amortized cost basis, we separate the amount of the impairment into the amount that is credit related (credit loss component) and the amount due to all other factors. The credit loss component is recognized in earnings and the amount due to factors not credit related is recognized in other comprehensive income.

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

Thirty and thirty-seven investment securities were in unrealized loss positions at December 31, 2009 and 2008, respectively. They are summarized and classified according to the duration of the loss period as follows:

Page - 60

BANK OF MARIN BANCORP

December 31, 2009	< 12 continuous months		> 12 continuous months		Total Securities in a loss position
(In thousands; unaudited)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
Held-to-maturity
Obligations of state & political subdivisions	$6,351	$(76)	$1,753	$(308)	$8,104	$(384)

Available for sale
Securities of U. S. Government Agencies	25,737	(496)	---	---	25,737	(496)
Corporate CMOs	14,384	(224)	---	---	14,384	(224)
Total available for sale	40,121	(720)	---	---	40,121	(720)
Total temporarily impaired securities	$46,472	$(796)	$1,753	$(308)	$48,225	$(1,104)

December 31, 2008	< 12 continuous months		> 12 continuous months		Total Securities in a loss position
(In thousands)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
Held-to-maturity
Obligations of state & political subdivisions	$10,449	$(430)	$1,819	$(366)	$12,268	$(796)

Available for sale
Securities of U. S. Government Agencies	23,369	(107)	---	---	23,369	(107)
Corporate CMOs	643	(15)	727	(7)	1,370	(22)
Total available for sale	24,012	(122)	727	(7)	24,739	(129)
Total temporarily impaired securities	$34,461	$(552)	$2,546	$(373)	$37,007	$(925)

The unrealized losses associated with debt securities of U.S. government agencies are primarily driven by changes in interest rates and not due to the credit quality of the securities. Further, securities backed by GNMA, FNMA, or FHLMC have the explicit guarantee of the full faith and credit of the U.S. Federal Government. Obligations of U.S. states and political subdivisions in our portfolio are all investment grade without delinquency history. The security in a loss position for more than twelve continuous months at December 31, 2009 relates to one debenture issued by a local political subdivision with payments collected through property tax assessments in an affluent community.  These securities will continue to be monitored as part of our ongoing impairment analysis, but are expected to perform. As a result, we concluded that these securities were not other-than-temporarily impaired at December 31, 2009.

The unrealized losses associated with corporate CMO's are primarily related to securities backed by residential mortgages. All of these securities were AAA-rated at December 31, 2009 by at least one major rating agency. We estimate loss projections for each security by assessing loans collateralizing the security and determining expected default rates and loss severities. Based upon our assessment of expected credit losses of each security given the performance of the underlying collateral and credit enhancements where applicable, we concluded that these securities were not other-than-temporarily impaired at December 31, 2009.

Securities Carried at Cost

 As a member of the FHLB, we are required to maintain a minimum investment in the FHLB capital stock determined by the Board of Directors of the FHLB. The minimum investment requirements can also increase in the event we need to increase our borrowing capacity with the FHLB. Shares cannot be purchased or sold except between the FHLB and its members at its $100 per share par value.  We held $4.7 million and $3.9 million of FHLB stock recorded at cost in other assets at December 31, 2009 and December 31, 2008, respectively. On February 22, 2010, FHLB declared a cash dividend for the fourth quarter of 2009 at an annualized dividend rate of 0.27%.  Management does not believe that the temporary reduction of dividends on FHLB stock resulted in other-than-temporary-impairment on our investment in FHLB stock, as we expect to be able to redeem this stock at cost.

In addition, as a member bank of Visa U.S.A., we hold 16,939 shares of Visa Inc. Class B common stock at a zero cost basis.  These shares are restricted from resale until their conversion into Class A (voting) shares on March 25, 2011. The conversion rate will be determined upon the final resolution of the Visa Inc. covered litigation described in Note 13.  One year prior to the restriction is lifted, or March 25, 2010, the stock will be classified as available-for-sale securities and reported at fair value, with the unrealized gain recognized in other comprehensive income.  The fair value of the Class B common stock we own was $863 thousand based on the Class A as-converted rate of 0.5824 at December 31, 2009.  In connection with Visa Inc.'s initial public offering ("IPO") on March 19, 2008, we recognized a $457 thousand gain in 2008 on the mandatory redemption of 10,677 shares of Visa Inc. Class B common stock representing the difference between the cash proceeds received from Visa Inc. and the zero carrying basis of the stock redeemed.

Page - 61

BANK OF MARIN BANCORP

Note 3:  Loans

The majority of our loan activity is with customers located in California, primarily in the counties of Marin, San Francisco and southern Sonoma.  Although we have a diversified loan portfolio, more than half of the loans are for commercial real estate, more than 70% of which are secured by real estate located in Marin, San Francisco and Sonoma Counties, California.  Approximately 86% and 84% of loans were secured by real estate at December 31, 2009 and 2008, respectively.

Outstanding loans by type, net of deferred loan fees of $2.9 million and $3.1 million at December 31, 2009 and 2008, respectively, are as follows:

(Dollars in thousands)	December 31, 2009	December 31, 2008
Commercial loans	$164,643	$146,483
Real estate
Commercial owner-occupied	146,133	140,977
Commercial investor	332,752	326,193
Construction	91,289	121,981
Home equity	83,977	65,076
Other residential (a)	69,369	55,600
Installment and other consumer loans	29,585	34,234
Total loans	917,748	890,544
Allowance for loan losses	(10,618)	(9,950)
Total net loans	$907,130	$880,594

(a) Our residential loan portfolio includes no sub-prime loans, nor is it our normal practice to underwrite loans commonly referred to as "Alt-A mortgages", the characteristics of which are loans lacking full documentation, borrowers having low FICO scores or collateral compositions reflecting high loan-to-value ratios.

At December 31, 2009 and 2008, our FHLB line of credit was secured under terms of a blanket collateral agreement by a pledge of certain qualifying collateral, including loans. See Note 8 for further details.

The Bank has, and expects to have in the future, banking transactions in the ordinary course of its business with directors, officers, principal stockholders and their associates.  These transactions, including loans, are granted on substantially the same terms, including interest rates and collateral on loans, as those prevailing at the same time for comparable transactions with persons not related to us.  Likewise, these transactions do not involve more than the normal risk of collectability or present other unfavorable features.

Page - 62

BANK OF MARIN BANCORP

An analysis of net loans to related parties for the years ended December 31, 2009 and 2008 is as follows:

(In thousands)	2009	2008
Balance at beginning of year	$7,421	$7,899
Additions	331	72
Repayments	(274)	(550)
Reclassified as unrelated-party loan	(77)	---
Balance at end of year	$7,401	$7,421

The undisbursed commitment to related parties was $1.0 million as of December 31, 2009.

Note 4:  Allowance for Loan Losses and Impaired Loans

Activity in the allowance for loan losses for each of the three years ended December 31 follows:

(Dollars in thousands)	2009	2008	2007
Beginning balance	$9,950	$7,575		$8,023
Cumulative-effect adjustment upon election of fair value option on indirect auto portfolios	---	---		(1,048)
Provision for loan loss charged to expense	5,510	5,010		685
Loans charged off	(5,362)	(2,680)		(115)
Loan loss recoveries	520	45		30
Ending balance	$10,618	$9,950		$7,575

Total loans outstanding at end of year, before deducting allowance for loan losses	$917,748	$890,544		$724,878

Ratio of allowance for loan losses to total loans at end of year	1.16%	1.12%		1.05%

Non-accrual loans at period end:
Construction	$6,520	$5,804	$	---
Commercial real estate	3,722	---		---
Commercial	910	145		---
Installment and other consumer	313	455		---
Home equity	100	288		144
Total non-accrual loans	11,565	6,692		144
Accruing restructured loans:
Installment and other consumer	566	119		---
Commercial	49	---		---
Total accruing restructured loans	615	119		---
Total impaired loans	$12,180	$6,811		$144

Allowance for loan losses to non-accrual loans at period end	91.81%	148.68%		5260.42%

Non-accrual loans to total loans	1.26%	0.75%		0.02%

Average recorded investment in impaired loans	$8,326	$1,234		$165

The gross interest income that would have been recorded had non-accrual loans been current totaled $728 thousand, $180 thousand and $11 thousand in the years ended December 31, 2009, 2008 and 2007, respectively. We recognized interest income of $407 thousand, $367 thousand and $5 thousand for cash payments received during the years ended December 31, 2009, 2008 and 2007, respectively. There were no accruing loans past due more than 90 days at December 31, 2009, 2008 or 2007.

Page - 63

BANK OF MARIN BANCORP

Impaired loan balances totaled $12.2 million and $6.8 million at December 31, 2009, and 2008, respectively, with a specific valuation allowance of $45 thousand and $44 thousand, respectively.  The amount of the recorded investment in impaired loans for which there is no related specific valuation allowance for loan losses totaled $11.4 million and $6.7 million at December 31 2009 and 2008, respectively. Generally, we charge off our estimated losses related to specifically-identified impaired loans as the losses are identified. The charged-off portion of impaired loans outstanding at December 31, 2009 totaled approximately $3.4 million.  At December 31, 2009, there were no commitments to extend credit on impaired loans.

The principal balance on loans whose contractual terms have been restructured in a manner which grants a concession to a borrower experiencing financial difficulties was $781 thousand and $119 thousand at December 31, 2009 and 2008, of which $615 thousand and $119 thousand were accruing interest at December 31, 2009 and 2008, respectively. These restructured loan amounts have been included in the impaired loan totals noted above.

Note 5:  Bank Premises and Equipment

A summary of Bank premises and equipment at December 31 follows:

(Dollars in thousands)	2009	2008
Leasehold improvements	$11,011	$10,479
Furniture and equipment	9,121	8,710
Subtotal	20,132	19,189
Accumulated depreciation and amortization	(12,089)	(10,897)
Bank premises and equipment, net	$8,043	$8,292

The amount of depreciation and amortization was $ 1.4 million, $1.3 million and $1.2 millions for the years ended December 31, 2009, 2008 and 2007, respectively.

In both 2008 and 2009, through formal biding processes, we contracted with a construction company managed and owned by a member of the Board of Directors of the Bank and Bancorp for the construction of leasehold improvements to our two new branch offices. During 2009 and 2008, we paid $420 thousand and $611 thousand, respectively, for these improvements .

Note 6:  Bank Owned Life Insurance

We have purchased eighty-five life insurance policies on the lives of certain officers designated by the Board of Directors to finance employee benefit programs.  Death benefits provided under the specific terms of these programs are estimated to be $40.6 million at December 31, 2009 and the benefits to employees' beneficiaries are limited to the employee's active service period. The investment in the Bank owned life insurance ("BOLI") policies are reported in interest receivable and other assets at their cash surrender value of $17.6 million and $17.0 million at December 31, 2009 and 2008, respectively. The cash surrender value includes both the original premiums we paid in the life insurance policies and the accumulated accretion of policy income since inception of the policies.  Income of $696 thousand, $640 thousand and $577 thousand was recognized on the life insurance policies in 2009, 2008 and 2007, respectively, and is reported in other non-interest income. The income is net of mortality costs recognized, which totaled $102 thousand, $89 thousand and $79 thousand for the years ended December 31, 2009, 2008 and 2007, respectively. We regularly monitor the credit ratings of our four insurance carriers to ensure that they are in compliance with our policy.

Page - 64

BANK OF MARIN BANCORP

Note 7:  Deposits

Total time deposits were $159.5 million and $128.2 million at December 31, 2009 and 2008, respectively.  Of these amounts, $112.2 million and $55.5 million represented time deposits greater than $100,000 at December 31, 2009 and 2008, respectively. Interest on time deposits was $2.3 million, $2.7 million and $3.5 million in 2009, 2008 and 2007, respectively.  Scheduled maturities of these deposits at December 31, 2009 are presented as follows:

(Dollars in thousands)	2010	2011	2012	2013	2014	Thereafter	Total
Scheduled maturities of time deposits	$148,484	$3,406	$4,090	$1,722	$1,796	---	$159,498

In 2008, we began to offer the CDARS® deposit product, short for Certificate of Deposit Account Registry Service. Through CDARS®, we may accept deposits in excess of the Federal Deposit Insurance Corporation ("FDIC") insured maximum from a depositor and place the deposits through a network to other member banks in increments of less than the FDIC insured maximum to provide the depositor full FDIC insurance coverage.  Where we receive an equal dollar amount of deposits from other member banks in exchange for the deposits we place into the network, we record these as CDARS® deposits.  At December 31, 2009 and 2008, CDARS® deposits totaled $51.8 million and $42.9 million, respectively.

As of December 31, 2009, $26.7 million in securities held to maturity were pledged as collateral for our local agency deposits.

The aggregate amount of demand deposit overdrafts that have been reclassified as loan balances were $230 thousand and $197 thousand at December 31, 2009 and 2008, respectively. Collectability of these overdrafts is subject to the same credit review process as the other loans.

The Bank accepts deposits from shareholders, directors and employees in the normal course of business, and the terms are comparable to those with non-affiliated parties. The total deposits from directors and their businesses, and executive officers were $7.0 million and $8.8 million at December 31, 2009 and 2008, respectively.

Note 8:  Borrowings

Federal Funds Purchased– We have unsecured lines of credit totaling $75.0 million with correspondent banks for overnight borrowings.  In general, interest rates on these lines approximate the Federal funds target rate. At December 31, 2009 and 2008, we had no overnight borrowings outstanding under these credit facilities.

Federal Home Loan Bank Borrowings – As of December 31, 2009 and 2008, we had lines of credit with the FHLB totaling $236.2 million and $195.8 million, respectively.  At December 31, 2009 and 2008, FHLB overnight borrowings totaled zero and $21.8 million, respectively.

On February 5, 2008, we entered into a ten-year borrowing agreement under the same FHLB line of credit for $15.0 million at a fixed rate of 2.07%. Interest-only payments are required every three months until maturity. Although the entire principal is due on February 5, 2018, the FHLB has the unconditional right to accelerate the due date on February 5, 2010 and every three months thereafter (the "put dates"). If the FHLB exercises its right to accelerate the due date, the FHLB will offer replacement funding at the current market rate, subject to certain conditions. We must comply with the put date, but are not required to accept replacement funding.

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

At December 31, 2009, $181.2 million was remaining as available for borrowing from the FHLB under a formula based on eligible collateral, mainly a portfolio of loans. The FHLB overnight borrowing and the FHLB line of credit are secured by essentially all of our financial assets, including loans, investment securities, cash and cash equivalents under a blanket lien.

Page - 65

BANK OF MARIN BANCORP

Federal Reserve Line of Credit – We also have a line of credit with the FRB. On March 30, 2009, we pledged a certain residential loan portfolio that increased our borrowing capacity with the FRB.  At December 31, 2009 and December 31, 2008, we have borrowing capacity under this line totaling $38.0 and $2.9 million, respectively, and had no outstanding borrowings with the FRB.

Subordinated Debt – On September 17, 2004 we issued a fifteen-year, $5.0 million subordinated debenture through a pooled trust preferred program, which matures on June 17, 2019.  We have the right to redeem the debenture, in whole or in part, at the redemption price at principal amounts in multiples of $1.0 million on any interest payment date on or after June 17, 2009.  The interest rate on the debenture changes quarterly and is paid quarterly at the three-month LIBOR plus 2.48%. The rate at December 31, 2009 was 2.73%. The debenture is subordinated to the claims of depositors and our other creditors.

Borrowings at December 31, 2009 and 2008 are summarized as follows:

	2009				2008
(Dollars in thousands)	Carrying Value		Average Balance	Average Rate	Carrying Value	Average Balance	Average Rate
Overnight borrowings	$	----	$10,659	0.26%	$21,800	$15,629	1.89%
FHLB fixed-rate advances		55,000	53,794	2.33%	35,000	14,440	2.12%
Subordinated debenture		5,000	5,000	3.55%	5,000	5,000	5.92%

The maximum amount outstanding at any month end for overnight borrowings was $60.4 million and $42.7 million, during 2009 and 2008, respectively.

Note 9:  Stockholders' Equity and Stock Option Plans

Preferred Stock

In response to stress in the credit markets and to protect and recapitalize the U.S. financial system, on October 3, 2008, the Emergency Economic Stabilization Act of 2009 ("EESA") was signed into law.  EESA includes provisions of the United States Department of the Treasury Capital Purchase Program (the "TCPP"), which was intended to inject liquidity into, and stabilize the financial industry.  On November 19, 2008, we received preliminary approval from the U.S. Treasury to participate in the TCPP.  On December 5, 2008 Bancorp issued to the U.S. Treasury 28,000 shares of senior preferred stock with a zero par value and a $1,000 per share liquidation preference, along with a warrant to purchase 154,242 shares of common stock at a per share exercise price of $27.23, in exchange for aggregate consideration of $28.0 million.  Dividends were to be paid quarterly in arrears on February 15, May 15, August 15 and November 15 of each year with a 5% coupon dividend rate for the first five years and 9% thereafter. The attached warrant was immediately exercisable and expires ten years after the issuance date.

The proceeds of $28 million were allocated between the preferred stock and the warrant with $27.0 million allocated to preferred stock and $961 thousand allocated to the warrant, based on their relative fair value at the time of issuance. The fair value of the preferred stock was estimated using discounted cash flows with a discount rate of 9%. The fair value of the warrant was estimated using the Black-Scholes option pricing model with the following assumptions: 1) risk-free interest rate of 2.67% (the Treasury ten-year yield rate as of warrant issuance date); 2) estimated life of ten years (contractual term of the warrant); 3) volatility of 29% (historical volatility based on our stock price over the past 10 years preceding the warrant issuance date); and 4) dividend yield of 2.59% (expected annual dividend divided by stock price as of warrant issuance date). The difference between the liquidation amount of the preferred stock and its initial carrying amount was to be accreted over the five-year period preceding the 9% perpetual dividend, using effective yield method.

Under the American Recovery and Reinvestment Act of 2009, which allows participants in the TCPP to withdraw from the program, we repurchased all 28,000 shares of outstanding preferred stock from the U.S. Treasury at $28 million plus accrued but unpaid dividends of $179 thousand on March 31, 2009. At the time of repurchase, we also accelerated the remaining accretion of the preferred stock totaling $945 thousand through retained earnings, reducing our net income available to common stockholders.  The warrant to purchase 154,242 shares of our common stock remains outstanding. The U.S. Treasury expects to sell the warrant through auction.

Page - 66

BANK OF MARIN BANCORP

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

In October 2006, we received approval from the California Department of Financial Institutions ("DFI") and the FDIC to buy back up to 10%, or up to 545,884 of the Bank's 5,458,838 then-outstanding shares, not to exceed $15 million.  The repurchase program allowed the Bank to purchase common shares for a period of twelve months from the approval date in the open market or in privately negotiated transactions. In 2006, the Bank purchased 115,625 shares at an average price of $34.26 per share for a total cost of $4.0 million.  In the first quarter of 2007, the Bank purchased an additional 289,692 shares at an average price of $38.10 for a total cost of $11.0 million, thereby completing the share repurchase under the approved program.

In November 2007 Bancorp's Board of Directors approved an additional plan to repurchase common shares of Bancorp up to $5 million. No regulatory approval was required for this repurchase plan as Bancorp was exempt under the provisions of Regulation Y of the Federal Reserve Board. In November and December 2007, Bancorp repurchased a total of 51,732 shares at an average price of $29.96 per share for a total cost of $1.5 million.  During 2008, we repurchased 88,316 shares at an average price of $28.55, plus commissions, for a total cost of $2.5 million. In September 2008, we discontinued the repurchases under the plan to preserve capital during a time of extreme economic turbulence.

We executed the repurchase transactions pursuant to the Securities and Exchange Commission's Rule 10b-18.  All shares repurchased under both programs were made in open market transactions and were part of publicly announced repurchase programs.

Retained Earnings

Upon the election of the fair value option to account for our indirect auto loan portfolio, we recorded a cumulative-effect adjustment as a charge to retained earnings totaling $1.5 million effective January 1, 2007. See Note 10 for details.

Dividends

Presented below is a summary of preferred dividends on preferred stock issued under the TCPP, as well as cash dividends paid to common shareholders, both of which are recorded as a reduction of retained earnings.

	Years ended December 31
(in thousands except per share data)	2009	2008	2007
Preferred dividends	$354	$97	$	---
Cash dividends to common shareholders	$2,960	$2,882		$2,649
Cash dividends per common share	$0.57	$0.56		$0.51

Included in cash dividends to common shareholders in 2007 is $5 thousand paid to shareholders in connection with the redemption of all the preferred share purchase rights issued pursuant to the Bank's Rights Agreement of August 11, 2003. Each right entitled the registered holder to purchase from the Bank one one-hundredth of a share of Series A Junior Participating Preferred stock, no par value of Bank at a price of $125 per one one-hundredth of a preferred share, subject to adjustments. The redemption, in anticipation of the formation of a bank holding company, was effective June 14, 2007 at a redemption price of $0.001 per right. On that same day, Bancorp's Board of Directors executed a Rights Agreement substantially similar to the Bank's agreement and has issued replacement rights to purchase shares of Bancorp under the new Rights Agreement to shareholders of record as of July 23, 2007. The Bank of Marin Bancorp Rights Agreement is designed to discourage takeovers that involve abusive tactics or do not provide fair value to shareholders.

The holders of non-vested restricted common shares are entitled to dividends on the same per-share ratio as the holders of common stock. Dividends paid on the portion of share-based awards not expected to vest are included in stock-based compensation expense. Tax benefits on dividends paid on the portion of share-based awards expected to vest are recorded as an increase to common stock with a corresponding decrease in current taxes payable.

Page - 67

BANK OF MARIN BANCORP

Under the California Corporations Code, payment of dividends by Bancorp is restricted to the amount of retained earnings immediately prior to the distribution.  Under this restriction, approximately $54.6 million of the retained earnings balance was available for payment of dividends as of December 31, 2009.

Under the California Financial Code, payment of dividends by the Bank to Bancorp is restricted to the lesser retained earnings or the amount of undistributed net profits of the Bank from the three most recent fiscal years.  As we repurchased the preferred stock issued as part of the TCPP discussed earlier, the Bank paid a dividend of $28 million to Bancorp to fund such repurchase.  In 2009, the Bank also paid a total of $9.8 million in dividends to Bancorp to cover Bancorp's estimated operational needs and cash dividends to shareholders for the next several quarters. Distributions from the Bank to Bancorp through 2013 will require regulatory approval.

Share-Based Awards

As of May 8, 2007, the 2007 Equity Plan was approved by the Bank shareholders. The 2007 Equity Plan was subsequently adopted by Bancorp as part of the holding company formation. All new share-based awards from the approval date forward are granted through the 2007 Equity Plan.

The 2007 Equity plan provides financial incentives for selected employees, advisors and non-employee directors. Terms of the plan provide for the issuance of up to 500,000 shares of common stock for these employees, advisors and non-employee directors. As of December 31, 2009, there were 381,805 shares available for future grants under the plan. The Compensation Committee of the Board of Directors has the discretion to determine which employees, advisors and non-employee directors will receive an award, the timing of awards, the vesting schedule for each award, the type of award to be granted, the number of shares of Bancorp stock to be subject to each option and restricted stock award, and any other terms and conditions. On May 1, 2009, 36,200 stock options and 11,575 shares of restricted stock of Bancorp were granted to senior employees under the 2007 Equity Plan. In 2009, our directors were awarded a total of 9,087 common shares in addition to their cash compensation.

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

We also have the 1999 Stock Option Plan and the 1989 Stock Option Plan for certain full-time employees and directors who have substantial responsibility for the successful operation of the Bank. Stock options granted pursuant to the 1989 and 1999 Stock Option Plans were subsequently adopted by Bancorp as part of the holding company formation.  Stock options under these plans now relate to shares of common stock of Bancorp. Upon approval of the 1999 Stock Option Plan, no new awards were granted under the 1989 Stock Option Plan. Upon approval of the 2007 Equity Plan, no new awards were granted under the 1999 Stock Option Plan.

Options are issued with exercise price equal to the fair market value of the stock at the date of grant.  Options to officers and employees granted prior to January 1, 2006 vested 20% immediately and 20% on each anniversary of the grant date for four years. Options granted subsequent to January 1, 2006 and restricted stock vested 20% on each anniversary of the grant date for five years.  All officer and employee options expire ten years from the grant date. Options granted to non-employee directors vest 20% immediately and 20% on each anniversary of the grant date for four years. Director options expire seven years from the grant date.

Page - 68

BANK OF MARIN BANCORP

A summary of activity for stock options for the years ended December 31, 2009, 2008 and 2007 is presented below.
					Weighted
					Average
			Aggregate	Weighted	Remaining
		Weighted	Intrinsic	Average	Contractual
	Number of	Average	Value	Grant-Date	Term
	Shares	Exercise Price	(in thousands)	Fair Value	(in years)

Options outstanding at December 31, 2006	546,265	$20.69	$5,273	$7.69	$5.44
Granted	54,551	34.87	---	7.46	---
Cancelled, expired or forfeited	(6,345)	30.17	3,731	9.52	---
Exercised	(112,496)	14.40	2,532	6.41	---
Options outstanding at December 31, 2007	481,975	23.64	3,593	7.98	5.47

Exercisable (vested) at December 31, 2007	327,948	19.12	3,560	7.61	4.23

Options outstanding at December 31, 2007	481,975	23.64	3,593	7.98	5.47
Granted	31,651	28.06	---	6.83	---
Cancelled, expired or forfeited	(16,370)	24.25	123	8.24	---
Exercised	(95,298)	14.52	1,361	6.59	---
Options outstanding at December 31, 2008	401,958	26.12	1,278	8.16	5.53

Exercisable (vested) at December 31, 2008	275,834	23.16	1,278	8.31	4.56

Options outstanding at December 31, 2008	401,958	26.12	1,278	8.16	5.53
Granted	36,200	22.25	373	5.31	---
Cancelled, expired or forfeited	(17,188)	30.48	55	9.31	---
Exercised	(61,175)	14.28	826	6.49	---
Options outstanding at December 31, 2009	359,795	27.54	2,016	8.10	5.43

Exercisable (vested) at December 31, 2009	245,562	26.77	1,537	8.71	4.41

The following table summarizes non-vested awards at December 31, 2009, and changes during the year ended December 31, 2009.

	Options		Restricted Stock
		Weighted		Weighted
		Average		Average
	Number of	Grant-Date	Number of	Grant-Date
	Shares	Fair Value	Shares	Fair Value
Nonvested awards at December 31, 2008	126,124	$7.83	6,700	$28.75
Granted	36,200	5.31	11,575	22.25
Vested	(44,361)	8.45	(1,340)	28.75
Forfeited	(3,730)	8.30	---	---
Nonvested awards at December 31, 2009	114,233	$6.77	16,935	$24.31

As of December 31, 2009, there was $852 thousand of total unrecognized compensation expense related to non-vested stock options and restricted stock.  This cost is expected to be recognized over a weighted average period of approximately three years. The total grant-date fair value of option shares vested during the years ended December 31, 2009, 2008 and 2007 was $375 thousand, $522 thousand and $540 thousand, respectively. The total grant-date fair value of restricted stock vested during 2009 was $39 thousand.

Page - 69

BANK OF MARIN BANCORP

A summary of the options outstanding and exercisable by price range as of December 31, 2009 is presented in the following table:

	Stock Options Outstanding			Stock Options Exercisable

	Outstanding	Remaining	Weighted		Weighted
	as of	Contractual Life	Average		Average
Range of Exercise Prices	December 31, 2009	(in years)	Exercise Price	Shares	Exercise Price
$10.01 - $15.00	44,470	1.3	$12.33	44,470	$12.33
$15.01 - $20.00	16,244	3.2	$17.69	16,244	$17.69
$20.01 - $25.00	43,172	8.2	$21.96	6,972	$20.43
$25.01 - $30.00	74,310	5.7	$27.39	50,999	$27.03
$30.01 - $35.00	137,291	5.5	$33.00	107,169	$32.88
$35.01 - $40.00	44,308	7.2	$35.21	19,708	$35.22
	359,795			245,562

The fair value of stock options on the grant date is recorded as a stock-based compensation expense in the income statement over the requisite service period with a corresponding increase in common stock. Stock-based compensation also includes compensation expense related to the issuance of non-vested restricted common shares pursuant to the 2007 Equity Plan. The grant-date fair value of the restricted common shares, which equals its intrinsic value on that date, is being recorded as compensation expense over the requisite service period with a corresponding increase in common stock as the shares vest. In addition, we record excess tax benefits on the exercise of non-qualified stock options, the disqualifying disposition of incentive stock options and vesting of restricted stock as an addition to common stock with a corresponding decrease in current taxes payable.

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

	Year ended
	December 31, 2009	December 31, 2008	December 31, 2007
Risk-free interest rate	2.25%	3.50%	4.64%
Expected dividend yield on common stock	2.52%	2.00%	1.38%
Expected life in years	6.4	6.5	7.0
Expected price volatility	28.99%	23.93%	12.30%

For options granted after January 1, 2006, the fair value of the option is expensed on a straight-line basis over the vesting period.  Forfeitures are estimated and expense is recognized only for those shares expected to vest.  The estimated forfeiture rate over the life of the options, based on historical forfeiture experience, was unchanged at 7.5% in 2009, 2008 and 2007.

The Black-Scholes option valuation model requires the input of highly subjective assumptions, including the expected life of the stock based award and stock price volatility.  The assumptions listed above represent Management's best estimates based on historical information, but these estimates involve inherent uncertainties and the application of Management's judgment.  As a result, if other assumptions had been used, the recorded share-based compensation expense could have been materially different from that reflected in these financial statements.  If the actual forfeiture rate is materially different from the estimate, the share-based compensation expense could also be materially different.

Page - 70

BANK OF MARIN BANCORP

Note 10: Fair Value of Assets and Liabilities

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

(in thousands) Description of Financial Instruments	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Balance at December 31, 2009:
Securities available for sale	$97,818	$	---	$97,818	$	---

Derivative financial assets	$35	$	---	$35	$	---

Derivative financial liabilities	$1,624	$	---	$1,624	$	---

Balance at December 31, 2008:
Securities available for sale	$79,952	$	---	$79,952	$	---

Derivative financial liabilities	$3,456	$	---	$3,456	$	---

Securities available for sale are recorded at fair value on a recurring basis. When available, quoted market prices (Level 1) are used to determine the fair value of securities available for sale. If quoted market prices are not available, we obtain pricing information from a reputable third-party service provider, who may utilize valuation techniques that use current market-based or independently sourced parameters, such as bid/ask prices, dealer-quoted prices, interest rates, benchmark yield curves, prepayment speeds, and credit spreads (Level 2).  Level 1 securities include those traded on active markets, including U.S. Treasury securities.  Level 2 securities include U.S. agencies' debt securities, mortgage-backed securities and corporate collateralized mortgage obligations.

On a recurring basis, derivative financial instruments are recorded at fair value, which is based on the income approach using observable Level 2 market inputs, reflecting market expectations of future interest rates as of the measurement date.  Standard valuation techniques are used to calculate the present value of the future expected cash flows assuming an orderly transaction.  Valuation adjustments may be made to reflect both our own credit risk and the counterparties' credit quality in determining the fair value of the derivatives. Level 2 inputs for the valuations are limited to observable market prices for LIBOR cash rates (for the very short term), quoted prices for LIBOR futures contracts, observable market prices for LIBOR swap rates, and one-month and three-month LIBOR basis spreads at commonly quoted intervals.  Mid-market pricing of the inputs is used as a practical expedient in the fair value measurements.  Key inputs for interest rate valuations are used to project spot rates at resets specified by each swap, as well as to discount those future cash flows to present value at the measurement date.  When the value of any collateral placed with counterparties is less than the interest rate derivative liability, the interest rate liability position is further discounted to reflect our potential credit risk to counterparties.  We have used the spread over LIBOR on the Standard & Poors BBB rated U.S. Bank Composite rate with maturity term corresponding to the duration of the swaps to calculate this credit-risk-related discount of future cash flows.

Page - 71

BANK OF MARIN BANCORP

Certain financial assets may be measured at fair value on a non-recurring basis. These assets are subject to fair value adjustments that result from the application of the lower of cost or fair value accounting or write-downs of individual assets. For example, when a loan is identified as impaired, it is reported at the lower of cost or fair value, measured based on the loan's observable market price (Level 1), the present value of expected future cash flows discounted at the loan's original effective interest rate (Level 2), or the current appraised value of the underlying collateral securing the loan if the loan is collateral dependent (Level 3).  Securities held to maturity may be written down to fair value (determined using the same techniques discussed above for securities available for sale) as a result of an other-than-temporary impairment, if any.

The following table presents the carrying value of financial instruments by level within the fair value hierarchy as of December 31, 2009 and 2008, for which a non-recurring change in fair value has been recorded.

(in thousands) Description of Financial Instruments	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2) (a)		Significant Unobservable Inputs (Level 3) (b)	Losses for the year ended December 31 (c)
At December 31, 2009:
Impaired loans carried at fair value (d)	$7,620	$	---		$406	$7,214	$4,887

At December 31, 2008:
Impaired loans carried at fair value (d)	$6,692	$	---	$	---	$6,692	$2,652

(a) Represents impaired loan principal balances net of specific valuation allowance of $34 thousand, determined using the discounted cash flow method.

(b) Represents collateral-dependent loan principal balances that had been generally written down to the appraised value of the underlying collateral, net of specific valuation allowance of $11 thousand. The carrying value of loans fully charged-off, which includes unsecured lines of credit, overdrafts and all other loans, is zero.

(c) Represents net charge-offs during the period presented and the specific valuation allowance established on loans during the period.

(d) Represents the portion of impaired loans that have been written down to their fair value.

Disclosures about Fair Value of Financial Instruments

The table below is a summary of fair value estimates for financial instruments as of December 31, 2009 and 2008, excluding financial instruments recorded at fair value on a recurring basis (summarized in a separate table). The carrying amounts in the following table are recorded in the statement of condition under the indicated captions. We have excluded nonfinancial assets and nonfinancial liabilities defined by the Codification (ASC 820-10-15-1A), such as premises and equipment, deferred taxes and other liabilities.  In addition, we have not disclosed the fair value of financial instruments specifically excluded from disclosure requirements of the Financial Instruments Topic 825 of the Codification (ASC 825-10-50-8), such as Bank-owned life insurance policies.

Page - 72

BANK OF MARIN BANCORP

	December 31, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
(in thousands)	Amounts	Value	Amounts	Value
Financial assets
Cash and cash equivalents	$38,660	$38,660	$24,926	$24,926
Investment securities held to maturity	30,396	30,786	23,558	23,135
Loans, net	907,130	891,117	880,594	896,628
Interest receivable	4,338	4,338	4,081	4,081
Financial liabilities
Deposits	944,061	944,469	852,290	853,187
Federal funds purchased overnight and Federal Home Loan Bank short-term borrowings	---	---	21,800	21,800
Federal Home Loan Bank long-term borrowings	55,000	54,058	35,000	34,137
Subordinated debenture	5,000	4,146	5,000	5,000
Interest payable	975	975	918	918

Following is a description of methods and assumptions used to estimate the fair value of each class of financial instrument not recorded at fair value but required for disclosure purposes:

Cash and Cash Equivalents – The carrying amounts of cash and cash equivalents approximate their fair value because of the short-term nature of these instruments.

Held-to-maturity Securities - Held-to-maturity securities, which generally consist of obligations of state & political subdivisions, are recorded at their amortized cost. Their fair value for disclosure purposes is determined using methodologies similar to those described above for available-for-sale securities using Level 2 inputs. If Level 2 inputs are not available, we may utilize pricing models that incorporate unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities (Level 3).  As of December 31, 2009, we did not hold any securities whose fair value was measured using significant unobservable inputs.

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

Page - 73

BANK OF MARIN BANCORP

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

In conjunction with our decision to sell the indirect auto portfolio on June 5, 2007, we elected the fair value measurement option for the indirect auto loan portfolio effective January 1, 2007. The following table presents a computation of the net change to retained earnings at the initial adoption of the fair value option for our indirect auto loan portfolio.

	January 1, 2007	Net Gain (Loss)		January 1, 2007
(Dollars in thousands)	Prior to Fair Value Election	Upon Fair Value Election		After Fair Value Election
Assets
Auto loans, net	$83,327	$(2,499	) (a)	$80,828
Pre-tax cumulative effect of adoption of the fair value option		(2,499)
Increase in deferred tax asset		1,047
Cumulative effect of adoption of the fair value option (charge to retained earnings)		$(1,452)

(a) The $2.5 million loss on loans that was recorded as part of the cummulative-effect adjustment to retained earnings upon initial election of fair value accounting on indirect auto loan portfolio is net of $1.0 million that was removed from the related allowance for loan losses.

Note 11: Benefit Plans

In 2003, we established an officer deferred compensation plan that allows key executive officers designated by the Board of Directors of the Bank to defer up to 80% of their salary and 100% of their annual bonus.  Amounts deferred earn interest at a compounded rate set annually by the Board of Directors.  The interest rate was set at 3.25% for 2009, 7.25% for 2008, and 8.25% for 2007.  Our deferred compensation obligation of $2.7 million and $2.6 million at December 31, 2009 and 2008, respectively, is included in interest payable and other liabilities.

Our 401(k) Defined Contribution Plan (the "401(k) Plan") commenced in May 1990 and is available to all employees at least eighteen years of age who complete ninety days of service.  Under this plan employees can defer up to 50% of their total compensation, up to the maximum amount allowed by the Internal Revenue Code.  The Bank will match 50% of each participant's contribution up to a maximum match of $4 thousand annually.  Employer contributions totaled $311 thousand, $358 thousand and $383 thousand for the years ended December 31, 2009, 2008 and 2007, respectively.

In 1999, the 401(k) Plan was amended to include an employee stock ownership component and was renamed the Bank of Marin Employee Stock Ownership and Savings Plan (the "Plan").  Under the terms of the Plan, as amended, the Board of Director's determines a specific portion of the Bank's profits to be contributed to the Plan each year either in common stock or in cash for the purchase of Bancorp stock to be allocated to all employees based on a set percentage of their salaries, regardless of whether an employee is participating in the 401(k) plan or not.  For the years ended December 31, 2009, 2008 and 2007, the Bank contributed $750 thousand, $749 thousand and $854 thousand, respectively, to the ESOP component of the Plan by purchasing Bancorp stock in the open market. Contributions to the Plan for both the 401(k) employer matching contribution and for the ESOP are included in salaries and benefits expenses.   Employer contributions vest at a rate of 20% per year over a five-year period.  Generally, cash dividends on Bancorp's stock held by the Plan are used to purchase additional shares in the open market.  All shares of the Bancorp's stock held by the Plan are included in the calculations of basic and diluted earnings per share.

In January 2010, the ESOP component of the Plan was separated as a new plan with a different employer contribution vesting schedule, pending IRS approval.

Page - 74

BANK OF MARIN BANCORP

Note 12:  Income Taxes

The current and deferred components of the income tax provision for each of the three years ended December 31 are as follows:

(in thousands)	2009	2008	2007
Current tax provision
Federal	$6,208	$6,809	$5,993
State	2,069	2,258	1,847
Total current	8,277	9,067	7,840
Deferred tax (benefit) provision
Federal	(341)	(902)	(128)
State	(158)	(287)	66
Total deferred	(499)	(1,189)	(62)
Total income tax provision	$7,778	$7,878	$7,778

Income taxes related to changes in the unrealized gains and losses on available for sale securities are recorded directly to other comprehensive income in stockholders' equity and are not included above.  These income tax liabilities amounted to $168 thousand, $475 thousand, and $234 thousand in 2009, 2008 and 2007, respectively.

The following table shows the tax effect of our cumulative temporary differences as of December 31:

(in thousands)	2009	2008
Deferred tax assets:
Allowance for loan losses and off-balance sheet commitments	$4,659	$4,399
Depreciation	216	205
State franchise tax	737	683
Deferred compensation	1,120	1,076
Stock-based compensation	177	133
Deferred rent and other	298	249
Total gross deferred tax assets	7,207	6,745

Deferred tax liabilities:
Loan origination costs	(244)	(239)
Net unrealized gain on securities available for sale	(449)	(281)
Other	(13)	(55)
Total gross deferred tax liabilities	(706)	(575)

Net deferred tax assets	$6,501	$6,170

Based upon the level of historical taxable income and projections for future taxable income over the periods during which the deferred tax assets expect to be deductible, Management believes it is more likely than not we will realize the benefit of the deferred tax assets. Accordingly, no valuation allowance has been established as of December 31, 2009 or 2008.

Page - 75

BANK OF MARIN BANCORP

The effective tax rate for 2009, 2008 and 2007 differs from the current Federal statutory income tax rate as follows:

	2009	2008	2007
Federal statutory income tax rate	35.0%	35.0%	35.0%
Increase (decrease) due to:
California franchise tax, net of federal tax benefit	6.2	6.2	6.2
Stock based compensation	0.4	0.7	0.8
Tax exempt interest on municipal securities and loans	(2.6)	(2.1)	(1.6)
Tax exempt earnings on bank owned life insurance	(1.2)	(1.3)	(1.2)
Prior year tax adjustments	0.3	0.9	(0.3)
Other	(0.2)	(0.1)	(0.2)
Effective Tax Rate	37.9%	39.3%	38.7%

Bancorp files a consolidated return in the U.S. Federal tax jurisdiction and a combined report in the State of California tax jurisdiction.  Prior to the formation of Bancorp in 2007, the Bank filed in the U.S. Federal and California jurisdictions on a stand-alone basis.  None of the entities are subject to examination by taxing authorities for years before 2006 for U.S. Federal or before 2005 for California.

We had no tax reserve for uncertain tax positions at December 31, 2009 and 2008.  We do not anticipate providing a reserve for uncertain tax positions in the next twelve months.  We have elected to record interest and penalties related to unrecognized tax benefits in tax expense.  During the years ended December 31, 2009, 2008 and 2007, neither the Bank nor Bancorp had an accrual for interest and penalties associated with uncertain tax positions.

Note 13:  Commitments and Contingencies

We rent certain premises and equipment under long-term non-cancelable operating leases expiring at various dates through the year 2024. Most of the leases contain certain renewal options and escalation clauses. At December 31, 2009, the approximate minimum future commitments payable under non-cancelable contracts for leased premises are as follows:

(in thousands)	2010	2011	2012	2013	2014	Thereafter	Total
Operating leases	$2,468	$2,073	$2,010	$1,992	$1,866	$14,940	$25,349

Rent expense included in occupancy expense totaled $2.8 million, $2.5 million and $2.3 million in 2009, 2008 and 2007, respectively.

We may be party to legal actions which arise from time to time as part of the normal course of our business.  We believe, after consultation with legal counsel, that we have meritorious defenses in these actions, and that litigation contingency liability, if any, will not have a material adverse effect on our financial position, results of operations, or cash flows.

As a member bank of Visa U.S.A., we were responsible for our proportionate share of certain litigation indemnification obligations to Visa U.S.A.  In November 2007, Visa Inc. settled an antitrust litigation with American Express Travel Related Services ("AMEX") for $2.1 billion.  We recorded a liability of $242 thousand in the fourth quarter of 2007 representing our proportionate share related to anti-trust charges and interchange fees, including $142 thousand for the AMEX litigation and $100 thousand estimated for other antitrust litigation. In March of 2008, we reversed our liability because, subsequent to Visa Inc.'s IPO on March 19, 2008, it established an escrow account for $3.0 billion from which it paid the initial amount owed under the AMEX settlement and planned to pay the required quarterly AMEX payments and additional identified antitrust settlements as they occurred.  The funding of the escrow was accomplished through a reduction in the conversion factor of Visa Inc. Class B shares held by the member banks that are available for conversion to Class A shares as allowed by the Retrospective Responsibility Plan outlined in the Form S-1 filed by Visa Inc. on November 9, 2007.

On October 27, 2008 Visa Inc. announced a settlement with the other major antitrust litigant, Discover Financial Services, Inc., for $1.9 billion, of which $1.7 billion is the responsibility of member banks.  On December 19, 2008 Visa Inc. deposited another $1.1 billion directly into the litigation escrow account to cover the settlement through a further reduction in the conversion factor of Visa Inc. Class B shares. In September 2009, Visa's settlement obligations were fully satisfied to Discover.  Our proportionate share of the potential exposure related to the remaining open cases (the Attridge Litigation and other putative class actions) is not expected to be material. We do not expect any future cash settlement payments to be required by us on the covered litigation.

Page - 76

BANK OF MARIN BANCORP

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

Note 14:  Concentrations of Credit Risk

Concentration of credit risk is the risk associated with a lack of diversification, such as having substantial investments in a few individual issuers, thereby exposing us to greater risks resulting from adverse economic, political, regulatory, geographic, industrial or credit developments.  At December 31, 2009, our most significant concentration of credit risk was with the U.S. Government, its agencies and Government Sponsored Enterprises. Our exposure, which primarily results from positions in securities available for sale issued by the U.S. Government, and its agencies, and securities guaranteed by Government Sponsored Enterprises, was $83.2 million, or 65% of our total investment portfolio at December 31, 2009.

We also manage our credit exposure related to our loan portfolio to avoid the risk of undue concentration of credits in a particular industry by reducing significant exposure to highly leveraged transactions or to any individual customer or counterparty, and by obtaining collateral as appropriate. No borrower or obligor accounts for more than 5% of loans held in the portfolio.  The largest loan concentration group by industry is real estate, which account for 75% of our loan portfolio at December 31, 2009.

Note 15:  Derivative Financial Instruments and Hedging Activities

We have entered into interest rate swap agreements, primarily as an asset/liability management strategy, in order to mitigate the changes in the fair value of specified long-term fixed-rate loans and firm commitments to enter into long-term fixed-rate loans caused by changes in interest rates.  These hedges allow us to offer long-term fixed rate loans to customers without assuming the interest rate risk of a long-term asset. Converting our fixed-rate interest stream for a floating-rate interest stream, generally benchmarked to the one-month U.S. dollar LIBOR index, protects us against changes in the net interest margin otherwise associated with fluctuating interest rates.

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

Prior to loan funding, a yield maintenance agreement with net settlement features that met the definition of a derivative was carried on the balance sheet in other assets or other liabilities. The change in its fair value was recorded in interest income.  During the third quarter of 2007, a forward swap was designated to offset the change in fair value of a loan originated during the period. The fair value of the related yield maintenance agreement of $69 thousand was recorded in other assets at the date of designation.  Since designation, it has been amortized using the effective yield method over the life of the designated loan.

Page - 77

BANK OF MARIN BANCORP

The net effect of the change in fair value of interest rate swaps, the amortization of the yield maintenance agreement and the change in the fair value of the hedged loans results in an insignificant amount of hedge ineffectiveness recognized in interest income.

Our credit exposure, if any, on interest rate swaps is limited to the net favorable value (net of any collateral pledged) and interest payments of all swaps by each counterparty. Conversely, when an interest rate swap is in a liability position exceeding a certain threshold, we are required to post collateral to the counterparty in an amount determined by the agreements (generally when our derivative liability position is greater than $100 thousand or $1.3 million, depending upon the counterparty).  Collateral levels are monitored and adjusted on a regular basis for changes in interest rate swap values. The aggregate fair value of all derivative instruments that are in a liability position and have collateral requirements on December 31, 2009 is $1.6 million, for which we have posted collateral in the form of securities available for sale totaling $3.2 million.

As of December 31, 2009, we had four interest rate swap agreements, which are scheduled to mature in September 2018, April 2019, June 2020 and May 2022.  All of our derivatives are accounted for as fair value hedges. Our interest rate swaps are settled monthly with counterparties. Accrued interest on the swaps totaled $62 thousand as of December 31, 2009. Information on our derivatives follows:

	Asset derivatives designated as fair value hedges			Liability derivatives designated as fair value hedges
(in thousands)	December 31, 2009	December 31, 2008		December 31, 2009	December 31, 2008

Interest rate swap notional amount	$1,905	$	---	$17,076	$17,833
Credit risk amount	35		---	---	---
Interest rate swap fair value (1)	35		---	1,624	3,456
Balance sheet location	Other assets		---	Other liabilities	Other liabilities

	Year ended December 31,
	2009	2008	2007
Increase (decrease) in value of designated interest rate swaps recognized in interest income	$1,866	$(2,809)	$(572)
(Payment) receipt on interest rate swap recorded in interest income	(849)	(352)	37
(Decrease) increase in value of hedged loans recognized in interest income	(1,942)	2,841	784
Decrease in value of yield maintenance agreement recognized against interest income	(19)	(21)	(233)
Net (loss) gain on derivatives recognized in interest income (2)	$(944)	$(341)	$16

(1) See Note 10 for valuation methodology.

(2)  Ineffectiveness of ($95) thousand, $11 thousand and ($21) thousand was recorded in interest income during the years ended December 31, 2009, 2008 and 2007, respectively. The full change in value of swaps was included in the assessment of hedge effectiveness.

Note 16:  Regulatory Matters

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

Our capital adequacy ratios are presented in the following tables.  Capital ratios are reviewed by Management on a regular basis to ensure that capital exceeds the prescribed regulatory minimums and is adequate to meet our anticipated future needs.  For all periods presented, our ratios exceed the regulatory definition of well capitalized under the regulatory framework for prompt corrective action (Bank level) and capital adequacy purposes (Bancorp level).  Bancorp's risk-based capital ratios at December 31, 2009 have decreased from December 31, 2008 primarily due to the repurchase of preferred stock under the TCPP program as discussed in Note 9.  The Bank's capital at December 31, 2009 has declined from December 31, 2008 to December 31, 2009 due to dividends by the Bank to Bancorp of $28.0 million to fund Bancorp's repurchase of preferred stocks, as well as $9.8 million to cover Bancorp's operational needs and cash dividends to shareholders for the near future.

Page - 78

BANK OF MARIN BANCORP

Capital Ratios for the Bancorp:			Ratio for Capital
(Dollars in thousands)	Actual Ratio		Adequacy Purposes
As of December 31, 2009	Amount	Ratio	Amount	Ratio
Total Capital (to risk-weighted assets)	$124,515	12.33%	>$80,819	>8.0%
Tier 1 Capital (to risk-weighted assets)	$108,433	10.73%	>$40,410	>4.0%
Tier 1 Capital (to average assets)	$108,433	9.43%	>$45,988	>4.0%

As of December 31, 2008	Amount	Ratio	Amount	Ratio
Total Capital (to risk-weighted assets)	$140,620	14.08%	>$79,933	>8.0%
Tier 1 Capital (to risk-weighted assets)	$125,158	12.53%	>$39,967	>4.0%
Tier 1 Capital (to average assets)	$125,158	12.40%	>$40,390	>4.0%

Capital Ratios for the Bank: (Dollars in thousands)	Actual Ratio		Ratio for Capital Adequacy Purposes		Ratio to be Well Capitalized Under Prompt Corrective Action Provisions
As of December 31, 2009	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk-weighted assets)	$117,189	11.60%	>$80,819	>8.0%	>$101,024	>10.0%
Tier 1 Capital (to risk-weighted assets)	$101,107	10.01%	>$40,410	>4.0%	>$60,614	>6.0%
Tier 1 Capital (to average assets)	$101,107	8.79%	>$45,988	>4.0%	>$57,485	>5.0%

As of December 31, 2008	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk-weighted assets)	$139,329	13.95%	>$79,922	>8.0%	>$99,903	>10.0%
Tier 1 Capital (to risk-weighted assets)	$123,867	12.40%	>$39,961	>4.0%	>$59,942	>6.0%
Tier 1 Capital (to average assets)	$123,867	12.27%	>$40,389	>4.0%	>$50,487	>5.0%

Note 17:  Financial Instruments with Off-Balance Sheet Risk

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

The contract amount of loan commitments and standby letters of credit not reflected on the consolidated statement of condition was $231.9 million at December 31, 2009 at rates ranging from 2.25% to 9.75%.  This amount included $130.8 million under commercial lines of credit (these commitments are contingent upon customers maintaining specific credit standards), $73.5 million under revolving home equity lines, $15.4 million under undisbursed construction loans, $7.9 million under personal and other lines of credit, and a remaining $4.3 million under standby letters of credit. We have set aside an allowance for losses in the amount of $464 thousand for these commitments, which is recorded in interest payable and other liabilities.  Approximately 54% of the commitments expire in 2010 and approximately 46% expire between 2011 and 2019.

Page - 79

BANK OF MARIN BANCORP

Note 18:  Condensed Bank of Marin Bancorp Parent Only Financial Statements

Presented below is financial information for Bank of Marin Bancorp, parent holding company only, subsequent to its formation on July 1, 2007.

CONDENSED UNCONSOLIDATED STATEMENT OF CONDITION
at December 31, 2009 and 2008

(in thousands)	December 31, 2009	December 31, 2008

Assets
Cash and due from Bank of Marin	$7,299	$1,443
Investment in subsidiary	101,725	124,255
Other assets	73	80
Total assets	$109,097	$125,778

Liabilities and Stockholders' Equity
Accrued expenses payable	$46	$185
Intercompany payble to Bank of Marin	-	47
Total liabilities	46	232
Stockholders' equity	109,051	125,546
Total liabilities and stockholders' equity	$109,097	$125,778

CONDENSED UNCONSOLIDATED STATEMENT OF OPERATIONS
for the years ended December 31, 2009 and 2008, and the six months ended December 31, 2007

(in thousands)	December 31, 2009	December 31, 2008	December 31, 2007

Income
Dividends from Bank of Marin (a)	$37,750	$3,250	$7,000
Total income	37,750	3,250	7,000

Expense
Non-interest expense	698	651	371
Total expense	698	651	371

Income before income taxes and equity in undistributed net income of subsidiary	37,052	2,599	6,629
Income tax benefit	273	267	156
Income before equity in undistributed net income of subsidiary	37,325	2,866	6,785
Equity in undistributed net income of subsidiary	(24,560)	9,284	(338)

Net income	$12,765	$12,150	$6,447

Preferred stock dividends and accretion	(1,299)	(113)	-

Net income available to common shareholders	$11,466	$12,037	$6,447

(a) See Note 16 for discussion of 2009 dividends from the Bank to Bancorp.

Page - 80

BANK OF MARIN BANCORP

CONDENSED UNCONSOLIDATED STATEMENT OF CASH FLOWS
for the years ended December 31, 2009 and 2008 and the six months ended December 31, 2007

(in thousands)	December 31, 2009	December 31, 2008	December 31, 2007

Cash Flows from Operating Activities:
Net income	$12,765	$12,150	$6,447
Adjustments to reconcile net income to net cash used in operating activities:
Equity in undistributed and distributed net income of subsidiary	(13,190)	(12,534)	(6,662)
Net change in operating assets and liabilities
Other assets	7	99	(179)
Other liabilities	(18)	88	43
Intercompany payable	(47)	47	---
Net cash used in operating activities	(483)	(150)	(351)

Cash Flows from Investing Activities:
Capital contribution to subsidiary	(897)	(29,384)	(61)
Net cash used in investing activities	(897)	(29,384)	(61)

Cash Flows from Financing Activities:
Repurchase of preferred stock	(28,000)	---	---
Proceeds from issuance of preferred stock	---	27,039	---
Proceeds from issuance of warrants	---	961	---
Stock options exercised and employee stock purchases	897	1,384	61
Dividends paid on common stock	(2,960)	(2,882)	(1,345)
Dividends received from subsidiary	37,750	3,250	7,000
Preferred stock dividend	(451)	---	---
Stock repurchased	---	(2,526)	(1,553)
Net cash provided by financing activities	7,236	27,226	4,163

Net increase (decrease) in cash and cash equivalents	5,856	(2,308)	3,751

Cash and cash equivalents at beginning of period	1,443	3,751	---

Cash and cash equivalents at end of period	$7,299	$1,443	$3,751

Non-Cash Transactions: The fiscal years ended December 31, 2009 and 2008, respectively, reflect non-cash financing items of $945 thousand and $16 thousand accretion of preferred stock.  Non-cash financing activities also included a $97 thousand dividend payable to preferred stockholder in 2008; and $233 thousand,  $247 thousand and $134 thousand of common stock issued in payment of director fees for the fiscal years ended December 31, 2009 and 2008 and six months ended December 31,2007, respectively. Upon formation of the holding company on July 1, 2007, Bank of Marin Bancorp exchanged one share of common stock for each share of common stock of the Bank of Marin. The investment in subsidiary account was created to reflect the total capital of the Bank of $84.2 million at that date, comprised of $53.0 million of common stock, $31.9 million of retained earnings, and $762 thousand of other comprehensive loss.

End of 2009 Audited Consolidated Financial Statements

Page - 81

BANK OF MARIN BANCORP

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

(A)        Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act of 1934) as of December 31, 2009. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2009.

The term disclosure controls and procedures means controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There are inherent limitations to the effectiveness of any system of disclosure controls and procedures.  These limitations include the possibility of human error, the circumvention or overriding of the controls and procedures and reasonable resource constraints.  In addition, because we have designed our system of controls based on certain assumptions, which we believe are reasonable, about the likelihood of future events, our system of controls may not achieve its desired purpose under all possible future conditions.  Accordingly, our disclosure controls and procedures provide reasonable assurance, but not absolute assurance, of achieving their objectives.

 (B)       Management's Annual Report on Internal Control over Financial Reporting

Our Management's report on Internal Control over Financial Reporting is set forth in Item 8 and is incorporated herein by reference.

Our internal control over financial reporting is designed to provide reasonable, but not absolute, assurance regarding the financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles.  There are inherent limitations to the effectiveness of any system of internal control over financial reporting.  These limitations include the possibility of human error, the circumvention of overriding of the system and reasonable resource constraints.  Because of its inherent limitations, our internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risks discussed in Item 1A-Risk Factors in this report.

Our independent auditors have issued an audit report on our internal control over financial reporting.  See (C) below.

(C)        Attestation Report of the Registered Public Accounting Firm

The Attestation Report of the Registered Public Accounting firm required to be furnished pursuant to this item is set forth in Item 8 and is incorporated herein by reference.

Page - 82

BANK OF MARIN BANCORP

(D)        Changes in Internal Controls

During the quarter ended December 31, 2009, there was no significant change in our internal control over financial reporting identified in connection with the evaluation mentioned in (B) above, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

Page - 83

BANK OF MARIN BANCORP

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference from our Proxy Statement for the 2010 Annual Meeting of Shareholders.  Bancorp and the Bank have adopted a Code of Ethics that applies to all staff including the Chief Executive Officer, Chief Financial Officer and Controller. A copy of the Code of Ethics will be provided to any person, without charge, upon written request to Corporate Secretary, Bank of Marin Bancorp, 504 Redwood Boulevard, Suite 100, Novato, CA 94947.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference from our Proxy Statement for the 2010 Annual Meeting of Shareholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference from Item 5 above, Note 9 to our audited consolidated financial statements and our Proxy Statement for the 2010 Annual Meeting of Shareholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference from our Proxy Statement for the 2010 Annual Meeting of Shareholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference from our Proxy Statement for the 2010 Annual Meeting of Shareholders.

Page - 84

BANK OF MARIN BANCORP

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(A)	Documents Filed as Part of this Report

1.	Financial Statements

The financial statements and supplementary data listed below are filed as part of this report under Item 8, captioned Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm for the years ended December 31, 2009, 2008 and 2007

Management's Report on Internal Control over Financial Reporting

Consolidated Statement of Condition as of December 31, 2009 and 2008

Consolidated Statement of Operations for the Years Ended December 31, 2009, 2008 and 2007

Consolidated Statement of Changes in Stockholders' Equity for the Years Ended December 31, 2009, 2008 and 2007

Consolidated Statement of Cash Flows for the Years Ended December 31, 2009, 2008 and 2007

Notes to Consolidated Financial Statements

2.	Financial Statement Schedules

All financial statement schedules have been omitted, as they are inapplicable or the required information is included in the financial statements or notes thereto.

Page - 85

BANK OF MARIN BANCORP

(B)	Exhibits Filed

Number	Description of Exhibit

3.01	Articles of Incorporation, as amended, is incorporated by reference to Exhibit 3.01 to Bancorp's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007.
3.02	Bylaws, as amended, incorporated by reference to Exhibit 3.02 to Bancorp's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007.
4.01	Rights Agreement dated as of July 2, 2007 is incorporated by reference to Exhibit 4.1 to Registration Statement on Form 8-A12B filed with the Securities and Exchange Commission on July 2, 2007.
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
10.06
Form of Indemnification Agreement for Directors and Executive Officers dated August 9, 2007 is incorporated by reference to Exhibit 10.06 to Bancorp's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007.

10.07
Form of Letter Agreement dated December 5, 2008 between registrant and the United States Department of Treasury, with respect to issuance of preferred stock and warrants is incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on December 9, 2008.

10.08
Form of Employment Agreement with Russell Colombo, Chief Executive Officer, dated January 23, 2009 is incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on January 26, 2009.

14.01	Code of Ethical Conduct is incorporated by reference to Exhibit 14.01 to Current Report on Form 8-K filed with the Securities and Exchange Commission on June 26, 2008.
23.01	Consent of Moss Adams LLP.
31.01	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Page - 86

BANK OF MARIN BANCORP

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, Bancorp has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bank of Marin Bancorp

Dated: March 15, 2010	/s/ Russell A. Colombo
Russell A. Colombo
President &
Chief Executive Officer

Dated: March 15, 2010	/s/ Christina J. Cook
Christina J. Cook
Executive Vice President &
Chief Financial Officer

Dated: March 15, 2010	/s/ Larry R. Olafson
Larry R. Olafson
Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Page - 87

BANK OF MARIN BANCORP

Members of Bank of Marin Bancorp's
Board of Directors

Dated: March 15, 2010	/s/ Joel Sklar
Joel Sklar, M.D.
Chairman of the Board

Dated: March 15, 2010	/s/ Russell A. Colombo
Russell A. Colombo
President & Chief Executive Officer

Dated: March 15, 2010	/s/ Thomas M. Foster
Thomas M. Foster

Dated: March 15, 2010	/s/ Robert Heller
Robert Heller

Dated: March 15, 2010	/s/ Norma J. Howard
Norma J. Howard

Dated: March 15, 2010	/s/ Stuart D. Lum
Stuart D. Lum

Dated: March 15, 2010	/s Joseph D. Martino
Joseph D. Martino

Dated: March 15, 2010	/s/ William H. McDevitt, Jr.
William H. McDevitt, Jr.

Dated: March 15, 2010	/s/ Brian M. Sobel
Brian M. Sobel

Dated: March 15, 2010	/s/ J. Dietrich Stroeh
J. Dietrich Stroeh

Dated: March 15, 2010	/s/ Jan I. Yanehiro
Jan I. Yanehiro

Page - 88

BANK OF MARIN BANCORP

EXHIBIT INDEX

Exhibit Number	Description	Location

23.01	Consent of Moss Adams LLP.	Filed herewith.

31.01	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Sec.302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.02	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Sec.302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.01	Certification pursuant to 18 U.S.C. Sec.1350 as adopted pursuant to Sec.906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

Page - 89