Form 10-Q
period 2010-03-31
Bank of Marin Bancorp
filed 2010-05-04
CIK 1403475

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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
Yes ☐   No ☒

As of April 30, 2010 there were 5,252,853 shares of common stock outstanding.

Page-2

PART I FINANCIAL INFORMATION

ITEM 1.  Financial Statements

Page-3

BANK OF MARIN BANCORP
CONSOLIDATED STATEMENT OF CONDITION
at March 31, 2010 and December 31, 2009

(in thousands, except share data; March 31, 2010 unaudited)	March 31, 2010	December 31, 2009

Assets
Cash and due from banks	$35,811	$23,660
Short-term investments and Federal funds sold	49,632	15,000
Cash and cash equivalents	85,443	38,660

Investment securities
Held to maturity, at amortized cost	30,360	30,396
Available for sale (at fair market value, amortized cost $94,434, and $96,752 at March 31, 2010 and December 31, 2009, respectively)	97,176	97,818
Total investment securities	127,536	128,214

Loans, net of allowance for loan losses of $10,648 and $10,618 at March 31, 2010 and December 31, 2009, respectively	909,708	907,130
Bank premises and equipment, net	7,938	8,043
Interest receivable and other assets	38,152	39,625

Total assets	$1,168,777	$1,121,672

Liabilities and Stockholders’ Equity

Liabilities
Deposits
Non-interest bearing	$247,881	$230,551
Interest-bearing
Transaction accounts	93,604	89,660
Savings accounts	51,903	47,871
Money market accounts	402,799	416,481
CDARS® time accounts	72,906	51,819
Other time accounts	118,205	107,679
Total deposits	987,298	944,061

Federal funds purchased and Federal Home Loan Bank borrowings	55,000	55,000
Subordinated debenture	5,000	5,000
Interest payable and other liabilities	8,967	8,560

Total liabilities	1,056,265	1,012,621

Stockholders’ Equity
Preferred stock, no par value, $1,000 per share liquidation preference Authorized - 5,000,000 shares; none issued	—	—
Common stock, no par value
Authorized - 15,000,000 shares
Issued and outstanding - 5,240,044 and 5,229,529 at March 31, 2010 and December 31, 2009, respectively	54,116	53,789
Retained earnings	56,806	54,644
Accumulated other comprehensive income, net	1,590	618

Total stockholders’ equity	112,512	109,051

Total liabilities and stockholders’ equity	$1,168,777	$1,121,672

The accompanying notes are an integral part of these consolidated financial statements.

Page-4

BANK OF MARIN BANCORP
CONSOLIDATED STATEMENT OF OPERATIONS
for the three months ended March 31, 2010, December 31, 2009, and March 31, 2009

(in thousands, except per share amounts; unaudited)	March 31, 2010	December 31, 2009	March 31, 2009

Interest income
Interest and fees on loans	$13,681	$13,871	$13,462
Interest on investment securities
Securities of U.S. Government agencies	728	833	868
Obligations of state and political subdivisions	286	285	246
Corporate debt securities and other	170	214	1
Interest on Federal funds sold and short-term investments	22	1	—
Total interest income	14,887	15,204	14,577

Interest expense
Interest on interest-bearing transaction accounts	23	29	24
Interest on savings accounts	25	25	21
Interest on money market accounts	797	876	769
Interest on CDARS® time accounts	209	171	181
Interest on other time accounts	354	353	413
Interest on borrowed funds	351	360	361
Total interest expense	1,759	1,814	1,769

Net interest income	13,128	13,390	12,808
Provision for loan losses	1,550	2,525	1,185
Net interest income after provision for loan losses	11,578	10,865	11,623

Non-interest income
Service charges on deposit accounts	446	459	435
Wealth Management Services	395	366	316
Other income	508	516	486
Total non-interest income	1,349	1,341	1,237

Non-interest expense
Salaries and related benefits	4,606	3,951	4,346
Occupancy and equipment	898	947	777
Depreciation and amortization	338	349	350
FDIC insurance	362	344	317
Data processing	446	477	381
Professional services	432	543	423
Other expense	1,140	1,152	963
Total non-interest expense	8,222	7,763	7,557
Income before provision for income taxes	4,705	4,443	5,303

Provision for income taxes	1,758	1,641	2,074
Net income	$2,947	$2,802	$3,229

Preferred stock dividends and accretion	—	—	$(1,299)
Net income available to common stockholders	$2,947	$2,802	$1,930

Net income per common share:
Basic	$0.56	$0.54	$0.38
Diluted	$0.56	$0.53	$0.37

Weighted average shares used to compute net income per common share:
Basic	5,218	5,210	5,146
Diluted	5,295	5,295	5,184

Dividends declared per common share	$0.15	$0.15	$0.14

Page-5

BANK OF MARIN BANCORP
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
for the year ended December 31, 2009 and the three months ended March 31, 2010

					Accumulated Other
					Comprehensive
	Preferred	Common Stock		Retained	Income,
(dollars in thousands; 2010 unaudited )	Stock	Shares	Amount	Earnings	Net of Taxes	Total
Balance at December 31, 2008	27,055	5,146,798	$51,965	$46,138	$388	$125,546
Comprehensive income:
Net income	—	—	—	12,765	—	12,765
Other comprehensive income
Net change in unrealized gain (loss) on available for sale securities (net of tax effect of $168)	—	—	—	—	230	230
Comprehensive income	—	—	—	12,765	230	12,995
Accretion of preferred stock	945	—	—	(945)	—	—
Repurchase of preferred stock	(28,000)	—	—	—	—	(28,000)
Stock options exercised	—	61,175	873	—	—	873
Excess tax benefit - stock-based compensation	—	—	291	—	—	291
Stock issued under employee stock purchase plan	—	894	24	—	—	24
Restricted stock granted	—	11,575	—	—	—	—
Stock-based compensation - stock options	—	—	330	—	—	330
Stock-based compensation - restricted stock	—	—	73	—	—	73
Cash dividends paid on common stock	—	—	—	(2,960)	—	(2,960)
Dividends on preferred stock	—	—	—	(354)	—	(354)
Stock issued in payment of director fees	—	9,087	233	—	—	233
Balance at December 31, 2009	—	5,229,529	53,789	54,644	618	109,051
Net income	—	—	—	2,947	—	2,947
Other comprehensive income
Net change in unrealized gain on available for sale securities (net of tax effect of $704)	—	—	—	—	972	972
Comprehensive income	—	—	—	2,947	972	3,919
Stock options exercised	—	7,303	83	—	—	83
Excess tax benefit - stock-based compensation	—	—	47	—	—	47
Stock issued under employee stock purchase plan	—	182	6	—	—	6
Stock-based compensation - stock options	—	—	69	—	—	69
Stock-based compensation - restricted stock	—	—	22	—	—	22
Cash dividends paid on common stock	—	—	—	(785)	—	(785)
Stock issued in payment of director fees	—	3,030	100	—	—	100
Balance at March 31, 2010	—	5,240,044	$54,116	$56,806	$1,590	$112,512

The accompanying notes are an integral part of these consolidated financial statements.

Page-6

BANK OF MARIN BANCORP
CONSOLIDATED STATEMENT OF CASH FLOWS
for the three months ended March 31, 2010 and 2009

(in thousands, unaudited)	March 31, 2010	March 31, 2009

Cash Flows from Operating Activities:
Net income	$2,947	$3,229
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,550	1,185
Compensation expense--common stock for director fees	50	65
Stock-based compensation expense	91	96
Excess tax benefits from exercised stock options	(35)	(2)
Amortization of investment security premiums, net of accretion of discounts	299	132
Depreciation and amortization	338	350
Loss on sale of repossessed assets	17	—
Net change in operating assets and liabilities:
Interest receivable	125	50
Interest payable	40	1
Deferred rent and other rent-related expenses	57	35
Other assets	573	(648)
Other liabilities	186	1,616
Total adjustments	3,291	2,880
Net cash provided by operating activities	6,238	6,109

Cash Flows from Investing Activities:
Purchase of securities held-to-maturity	—	(3,644)
Purchase of securities available-for-sale	(6,762)	(10,889)
Proceeds from paydowns/maturity of:
Securities held-to-maturity	—	200
Securities available-for-sale	8,817	14,937
Loans originated and principal collected, net	(3,930)	(32,282)
Purchase of premises and equipment	(233)	(90)
Proceeds from sale of repossessed assets	77	—
Net cash used in investing activities	(2,031)	(31,768)

Cash Flows from Financing Activities:
Net increase in deposits	43,237	7,159
Proceeds from stock options exercised	83	26
Net increase in Federal Funds purchased and Federal Home Loan Bank borrowings	—	42,300
Preferred stock repurchased	—	(28,000)
Cash dividends paid on common stock	(785)	(722)
Cash dividends paid on preferred stock	—	(451)
Stock issued under employee stock purchase plan	6	6
Excess tax benefits from exercised stock options	35	2
Net cash provided by financing activities	42,576	20,320

Net increase (decrease) in cash and cash equivalents	46,783	(5,339)
Cash and cash equivalents at beginning of period	38,660	24,926

Cash and cash equivalents at end of period	$85,443	$19,587

Non-Cash Transactions: The three months ended March 31, 2010 reflects a non-cash financing item of $100 thousand for stock issued to pay director fees and a non-cash investing item of $23 thousand of loans transferred to repossessed assets. The three months ended March 31, 2009 reflects non-cash financing items of $123 thousand for stock issued to pay director fees and $945 thousand for accretion of preferred stock.

The accompanying notes are an integral part of these consolidated financial statements.

Page-7

BANK OF MARIN BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Introductory Explanation

References in this report to “Bancorp” mean the Bank of Marin Bancorp as the parent holding company for Bank of Marin, the wholly-owned subsidiary (the “Bank”). References to “we,” “our,” “us” mean the holding company and the Bank that are consolidated for financial reporting purposes.

Note 1:  Basis of Presentation

The consolidated financial statements include the accounts of Bancorp and its only wholly-owned bank subsidiary, the Bank. All material intercompany transactions have been eliminated. In the opinion of Management, the unaudited interim consolidated financial statements contain all adjustments necessary to present fairly our financial position, results of operations, changes in stockholders’ equity and cash flows. All adjustments are of a normal, recurring nature. Management has evaluated subsequent events through the date of filing with the Securities and Exchange Commission (“SEC”), and has determined that there are no subsequent events that require recognition or disclosure.

Certain information and footnote disclosures presented in the annual financial statements are not included in the interim consolidated financial statements.  Accordingly, the accompanying unaudited interim consolidated financial statements should be read in conjunction with our 2009 Annual Report on Form 10-K.  The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the operating results for the full year.

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

Page-8

BANK OF MARIN BANCORP

	Three months ended
(in thousands, except per share data; unaudited)	March 31, 2010	December 31, 2009	March 31, 2009
Weighted average basic shares outstanding	5,218	5,210	5,146
Add: Potential common shares related to stock options	49	55	38
Potential common shares related to non-vested restricted stock	5	4	—
Potential common shares related to warrant	23	26	—
Weighted average diluted shares outstanding	5,295	5,295	5,184

Net income	$2,947	$2,802	$3,229
Preferred stock dividends and accretion	—	—	(1,299)
Net income available to common stockholders	$2,947	$2,802	$1,930

Basic EPS	$0.56	$0.54	$0.38
Diluted EPS	$0.56	$0.53	$0.37

Weighted average anti-dilutive shares not included in the calculation of diluted EPS
Stock options	188	156	283
Non-vested restricted stock	—	—	7
Warrant	—	—	154
Total anti-dilutive shares	188	156	444

Note 2: Recently Issued Accounting Standards

In April 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-18, Receivables (Topic 310): Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset. This ASU codifies the consensus reached in Emerging Issues Task Force (“EITF”) Issue No. 09-I, “Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset.” The amendments to the FASB Accounting Standards Codification™ (the “Codification” or “ASC”) provide that modifications of loans that are accounted for within a pool under Subtopic 310-30 do not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring. An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change. ASU 2010-18 does not affect the accounting for loans under the scope of Subtopic 310-30 that are not accounted for within pools. Loans accounted for individually under Subtopic 310-30 continue to be subject to the troubled debt restructuring accounting provisions within Subtopic 310-40.

ASU 2010-18 is effective prospectively for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010. Early application is permitted. Upon initial adoption of ASU 2010-18, an entity may make a one-time election to terminate accounting for loans as a pool under Subtopic 310-30. This election may be applied on a pool-by-pool basis and does not preclude an entity from applying pool accounting to subsequent acquisitions of loans with credit deterioration.  We do not expect this ASU to have an impact on our financial condition or results of operations.

On April 16, 2010, the FASB issued ASU No. 2010-13, Compensation—Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades. The ASU codifies the consensus reached in EITF Issue No. 09-J. The amendments to the Codification clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity shares trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. As our current share-based payment awards are equity awards (exercise price is denominated in dollars in the U.S. where our stock is traded), this ASU does not have an impact on our financial condition or results of operations.

On February 24, 2010, the FASB issued ASU No. 2010-09, Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements. The amendments in this ASU remove the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of U.S. generally accepted accounting principles. The FASB believes these amendments remove potential conflicts with the SEC’s literature. All of the amendments in the ASU were effective upon issuance.

Page-9

BANK OF MARIN BANCORP

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This ASU requires: (1) disclosure of the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurement categories and the reasons for the transfers; and (2) separate presentation of purchases, sales, issuances, and settlements in the reconciliation for fair value measurements using significant unobservable inputs (Level 3). In addition, ASU 2010-06 clarifies the requirements of the following existing disclosures set forth in the Codification Subtopic 820-10: (1) For purposes of reporting fair value measurement for each class of assets and liabilities, a reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities; and (2) a reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and non-recurring fair value measurements. ASU 2010-06 is effective for interim and annual reporting periods beginning January 1, 2010, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements, which are effective for fiscal years beginning January 1, 2011, and for interim periods within those fiscal years. As ASU 2010-06 is disclosure-related only, our adoption of this ASU in the first quarter of 2010 did not impact our financial condition or results of operations.

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

The following table summarizes our assets and liabilities that were required to be recorded at fair value on a recurring basis.
(in thousands) Description of Financial Instruments	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Balance at March 31, 2010 (unaudited):
Securities available for sale	$97,176	$898	$96,278	$—

Derivative financial assets	$13	$—	$13	$—

Derivative financial liabilities	$1,823	$—	$1,823	$—

Balance at December 31, 2009:
Securities available for sale	$97,818	$—	$97,818	$—

Derivative financial assets	$35	$—	$35	$—

Derivative financial liabilities	$1,624	$—	$1,624	$—

Page-10

BANK OF MARIN BANCORP

Securities available for sale are recorded at fair value on a recurring basis. When available, quoted market prices (Level 1) are used to determine the fair value of securities available for sale. If quoted market prices are not available, we obtain pricing information from a reputable third-party service provider, who may utilize valuation techniques that use current market-based or independently sourced parameters, such as bid/ask prices, dealer-quoted prices, interest rates, benchmark yield curves, prepayment speeds, and credit spreads (Level 2).  Level 1 securities include those traded on active markets, including U.S. Treasury securities and equity securities (e.g. Visa Inc. common stock).  Level 2 securities include U.S. agencies’ debt securities, mortgage-backed securities, and corporate collateralized mortgage obligations.

On a recurring basis, derivative financial instruments are recorded at fair value, which is based on the income approach using observable Level 2 market inputs, reflecting market expectations of future interest rates as of the measurement date.  Standard valuation techniques are used to calculate the present value of the future expected cash flows assuming an orderly transaction.  Valuation adjustments may be made to reflect both our own credit risk and the counterparties’ credit quality in determining the fair value of the derivatives. Level 2 inputs for the valuations are limited to observable market prices for London Interbank Offered Rate (“LIBOR”) cash rates (for the very short term), quoted prices for LIBOR futures contracts, observable market prices for LIBOR swap rates, and one-month and three-month LIBOR basis spreads at commonly quoted intervals.  Mid-market pricing of the inputs is used as a practical expedient in the fair value measurements.  Key inputs for interest rate valuations are used to project spot rates at resets specified by each swap, as well as to discount those future cash flows to present value at the measurement date.  When the value of any collateral placed with counterparties is less than the interest rate derivative liability, the interest rate liability position is further discounted to reflect our potential credit risk to counterparties.  We have used the spread between the Standard & Poors BBB rated U.S. Bank Composite rate and LIBOR with maturity term corresponding to the duration of the swaps to calculate this credit-risk-related discount of future cash flows.

Certain financial assets may be measured at fair value on a non-recurring basis. These assets are subject to fair value adjustments that result from the application of the lower of cost or fair value accounting or write-downs of individual assets. For example, when a loan is identified as impaired, it is reported at the lower of cost or fair value, measured based on the loan’s observable market price (Level 1), the present value of expected future cash flows discounted at the loan’s original effective interest rate (Level 2), or the current appraised value of the underlying collateral securing the loan if the loan is collateral dependent (Level 3).  Securities held to maturity may be written down to fair value (determined using the same techniques discussed above for securities available for sale) as a result of an other-than-temporary impairment, if any.

The following table presents the carrying value of financial instruments by level within the fair value hierarchy, for which a non-recurring change in fair value has been recorded.

(in thousands; unaudited) Description of Financial Instruments	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2) (a)	Significant Unobservable Inputs (Level 3) (b)	Losses for the three months ended March 31, 2010 (c)	Losses for the three months ended March 31, 2009 (c)
At March 31, 2010:
Impaired loans carried at fair value (d)	$7,349	$—	$673	$6,676	$1,643	$952

At December 31, 2009:
Impaired loans carried at fair value (d)	$7,620	$—	$406	$7,214

(a) Represents impaired loan principal balances net of specific valuation allowance of $69 thousand, determined using the discounted cash flow method.

(b) Represents collateral-dependent loan principal balances that had been generally written down to the appraised value of the underlying collateral, net of specific valuation allowance of $100 thousand. The carrying value of loans fully charged-off, which includes unsecured lines of credit, overdrafts and all other loans, is zero.

(c) Represents net charge-offs during the period presented and the specific valuation allowance established on loans during the period.

(d) Represents the portion of impaired loans that have been written down to their fair value.

Page-11

BANK OF MARIN BANCORP

Disclosures about Fair Value of Financial Instruments

The table below is a summary of fair value estimates for financial instruments as of March 31, 2010 and December 31, 2009, excluding financial instruments recorded at fair value on a recurring basis (summarized in a separate table). The carrying amounts in the following table are recorded in the statement of condition under the indicated captions. We have excluded non-financial assets and non-financial liabilities defined by the Codification (ASC 820-10-15-1A), such as Bank premises and equipment, deferred taxes and other liabilities.  In addition, we have not disclosed the fair value of financial instruments specifically excluded from disclosure requirements of the Financial Instruments Topic of the Codification (ASC 825-10-50-8), such as Bank-owned life insurance policies.

	March 31, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
(in thousands; 2010 amounts unaudited)	Amounts	Value	Amounts	Value
Financial assets
Cash and cash equivalents	$85,443	$85,443	$38,660	$38,660
Investment securities held to maturity	30,360	30,834	30,396	30,786
Loans, net	909,708	898,959	907,130	891,117
Interest receivable	4,213	4,213	4,338	4,338
Financial liabilities
Deposits	987,298	987,598	944,061	944,469
Federal Home Loan Bank long-term borrowings	55,000	56,411	55,000	54,058
Subordinated debenture	5,000	4,582	5,000	4,146
Interest payable	1,015	1,015	975	975

Following is a description of methods and assumptions used to estimate the fair value of each class of financial instrument not recorded at fair value but required for disclosure purposes:

Cash and Cash Equivalents – The carrying amounts of cash and cash equivalents approximate their fair value because of the short-term nature of these instruments.

Held-to-maturity Securities - Held-to-maturity securities, which generally consist of obligations of state & political subdivisions, are recorded at their amortized cost. Their fair value for disclosure purposes is determined using methodologies similar to those described above for available-for-sale securities using Level 2 inputs. If Level 2 inputs are not available, we may utilize pricing models that incorporate unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities (Level 3).  As of March 31, 2010, we did not hold any securities whose fair value was measured using significant unobservable inputs.

Loans - The fair value of loans with variable interest rates approximates their current carrying value, because their rates are regularly adjusted to current market rates.  The fair value of fixed rate loans or variable loans at negotiated interest rate floors or ceilings with remaining maturities in excess of one year is estimated by discounting the future cash flows using current market rates at which similar loans would be made to borrowers with similar credit worthiness and similar remaining maturities.

Interest Receivable and Payable - The interest receivable and payable balances approximate their fair value due to the short-term nature of their settlement dates.

Deposits - The fair value of non-interest bearing deposits, interest bearing transaction accounts, savings accounts and money market accounts is the amount payable on demand at the reporting date.  The fair value of time deposits is estimated by discounting the future cash flows using current rates offered for deposits of similar remaining maturities.

Page-12

BANK OF MARIN BANCORP

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

Commitments - Loan commitments and standby letters of credit generate ongoing fees, which are recognized over the term of the commitment period. In situations where the borrower’s credit quality has declined, we record a reserve for these off-balance sheet commitments. Given the uncertainty in the likelihood and timing of a commitment being drawn upon, a reasonable estimate of the fair value of these commitments is the carrying value of the related unamortized loan fees plus the reserve, which is not material.

Note 4:  Investment Securities

Our investment securities portfolio consists primarily of U.S. government agency securities, including mortgage-backed securities (“MBS”) and collateralized mortgage obligations (“CMOs”) issued or guaranteed by FNMA, FHLMC, or GNMA. Our portfolio also includes obligations of state and political subdivisions, debentures issued by government-sponsored agencies such as FHLB, as well as corporate CMOs and equity securities, as reflected in the table below.

	March 31, 2010				December 31, 2009
(in thousands; March 31, 2010 unaudited)	Amortized Cost	Fair Value	Gross Unrealized		Amortized Cost	Fair Value	Gross Unrealized
			Gains	(Losses)			Gains	(Losses)
Held-to-maturity
Obligations of state and political subdivisions	$30,360	$30,834	$756	$(282)	$30,396	$30,786	$774	$(384)

Available-for-sale
Securities of U. S. government agencies:
MBS pass-through securities issued by FNMA and FHLMC	12,805	13,114	332	(23)	12,882	13,086	253	(49)
CMOs issued by FNMA	17,034	17,513	511	(32)	18,207	18,527	479	(159)
CMOs issued by FHLMC	28,881	29,427	624	(78)	30,664	30,912	530	(282)
CMOs issued by GNMA	20,598	21,172	577	(3)	15,180	15,657	477
Debentures of government sponsored agencies	2,000	2,028	28	—	5,000	5,040	46	(6)
Corporate CMOs	13,116	13,024	27	(119)	14,819	14,596	1	(224)
Equity security	—	898	898	—	—	—	—	—
Total securities available for sale	94,434	97,176	2,997	(255)	96,752	97,818	1,786	(720)

Total investment securities	$124,794	$128,010	$3,753	$(537)	$127,148	$128,604	$2,560	$(1,104)

As a member bank of Visa U.S.A., we hold 16,939 shares of Visa Inc. Class B common stock at a zero cost basis.  These shares are restricted from resale until their conversion into Class A (voting) shares on the later of March 25, 2011 or the termination of Visa Inc.’s covered litigation escrow account. The conversion rate will be determined upon the final resolution of the Visa Inc. covered litigation described in Note 13 to the Consolidated Financial Statements in our 2009 Form 10-K.  We expect our shares of Class B common stock to qualify for sale within one year.  As such, on March 31, 2010, the stock was classified as available-for-sale securities and reported at fair value, with the unrealized gain, net of tax, recognized in other comprehensive income.  The fair value of the Class B common stock we own was $898 thousand based on the Class A as-converted rate of 0.5824.

The amortized cost and fair value of investment securities by contractual maturity at March 31, 2010 are shown below.  Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties. Equity securities with a zero cost basis and a fair value of $898 thousand are excluded from the following table as they have no maturity.

Page-13

BANK OF MARIN BANCORP

	March 31, 2010
	Held to Maturity		Available for Sale
(in thousands; unaudited)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$668	$677	$—	$—
After one but within five years	3,853	3,995	2,000	2,028
After five years through ten years	14,234	14,646	20,753	20,911
After ten years	11,605	11,516	71,681	73,339
Total	$30,360	$30,834	$94,434	$96,278

At March 31, 2010, investment securities carried at $1.3 million were pledged with the Federal Reserve Bank of San Francisco (“FRB”) to secure our Treasury, Tax and Loan account.  At March 31, 2010, investment securities carried at $27.4 million were pledged with the State of California:  $26.6 million to secure public deposits in compliance with the Local Agency Security Program and $766 thousand to provide collateral for trust deposits. In addition, at March 31, 2010, investment securities carried at $1.4 million were pledged to collateralize an internal Wealth Management Services checking account and $3.1 million were pledged to collateralize interest rate swap as discussed in Note 9.  At March 31, 2010, our FHLB line of credit was secured under terms of a blanket collateral agreement by a pledge of certain qualifying collateral, including investment securities. See Note 6 for further details.

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

Twenty-five and thirty investment securities were in unrealized loss positions at March 31, 2010 and December 31, 2009, respectively.  They are summarized and classified according to the duration of the loss period as follows:

Page-14

BANK OF MARIN BANCORP

March 31, 2010	≤ 12 continuous months		> 12 continuous months		Total Securities in a loss position
(In thousands; unaudited)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
Held-to-maturity
Obligations of state & political subdivisions	$5,363	$(48)	$1,825	$(234)	$7,188	$(282)

Available-for-sale
Securities of U.S. government agencies	23,982	(136)	—	—	23,982	(136)
Corporate CMOs	9,995	(119)	—	—	9,995	(119)
Total available for sale	33,977	(255)	—	—	33,977	(255)
Total temporarily impaired securities	$39,340	$(303)	$1,825	$(234)	$41,165	$(537)

December 31, 2009	≤ 12 continuous months		> 12 continuous months		Total Securities in a loss position
(In thousands)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
Held-to-maturity
Obligations of state & political subdivisions	$6,351	$(76)	$1,753	$(308)	$8,104	$(384)

Available-for-sale
Securities of U. S. government agencies	25,737	(496)	—	—	25,737	(496)
Corporate CMOs	14,384	(224)	—	—	14,384	(224)
Total available for sale	40,121	(720)	—	—	40,121	(720)
Total temporarily impaired securities	$46,472	$(796)	$1,753	$(308)	$48,225	$(1,104)

The unrealized losses associated with debt securities of U.S. government agencies are primarily driven by changes in interest rates and not due to the credit quality of the securities. Further, securities backed by GNMA, FNMA, or FHLMC have the guarantee of the full faith and credit of the U.S. Federal Government. Obligations of U.S. states and political subdivisions in our portfolio are all investment grade without delinquency history. The security in a loss position for more than twelve continuous months relates to one debenture issued by a local subdivision with payments collected through property tax assessments in an affluent community.  These securities will continue to be monitored as part of our ongoing impairment analysis, but are expected to perform. As a result, we concluded that these securities were not other-than-temporarily impaired at March 31, 2010.

The unrealized losses associated with corporate CMO’s are primarily related to securities backed by residential mortgages. All of these securities were AAA rated by at least one major rating agency. We estimate loss projections for each security by assessing loans collateralizing the security and determining expected default rates and loss severities. Based upon our assessment of expected credit losses of each security given the performance of the underlying collateral and credit enhancements where applicable, we concluded that these securities were not other-than-temporarily impaired at March 31, 2010.

Securities Carried at Cost

As a member of the FHLB, we are required to maintain a minimum investment in the FHLB capital stock determined by the Board of Directors of the FHLB. The minimum investment requirements can also increase in the event we need to increase our borrowing capacity with the FHLB. Shares cannot be purchased or sold except between the FHLB and its members at its $100 per share par value.  We held $4.7 million of FHLB stock recorded at cost in other assets at March 31, 2010 and December 31, 2009. On February 22, 2010, FHLB declared a cash dividend for the fourth quarter of 2009 at an annualized dividend rate of 0.27%.  Management expects to be able to redeem this stock at cost, and therefore does not believe the FHLB stock to be other-than-temporarily impaired.

Page-15

BANK OF MARIN BANCORP

Note 5:  Allowance for Loan Losses and Impaired Loans

The allowance for loan losses is maintained at levels considered adequate by Management to provide for probable loan losses inherent in the portfolio. The allowance is based on Management’s assessment of various factors affecting the loan portfolio, including the level of problem loans, economic conditions, loan loss experience, and an overall evaluation of the quality of the underlying collateral.

Activity in the allowance for loan losses follows:

	Three months ended
(Dollars in thousands; unaudited)	March 31, 2010	December 31, 2009	March 31, 2009
Beginning balance	$10,618	$11,118	$9,950
Provision for loan loss charged to expense	1,550	2,525	1,185
Loans charged off	(1,547)	(3,124)	(875)
Loan loss recoveries	27	99	29
Ending balance	$10,648	$10,618	$10,289

Total loans outstanding at period end, before deducting for loan losses	$920,356	$917,748	$921,559

Ratio of allowance for loan losses to total loans	1.16%	1.16%	1.12%

Non-accrual loans at period end:
Construction	$5,671	$6,520	$5,183
Commercial real estate	3,711	3,722	—
Commercial	1,094	910	1,803
Installment and other consumer	838	313	433
Home equity	100	100	—
Total non-accrual loans	11,414	11,565	7,419
Accruing restructured loans:
Installment and other consumer	742	566	199
Commercial	—	49	—
Total accruing restructured loans	742	615	199
Total impaired loans	$12,156	$12,180	$7,618

Allowance for loan losses to non-accrual loans at period end	93.29%	91.81%	138.68%

Non-accrual loans to total loans	1.24%	1.26%	0.81%

Average recorded investment in impaired loans	$12,356	$8,701	$7,783

The gross interest income that would have been recorded had non-accrual loans been current totaled $236 thousand, $145 thousand and $147 thousand in the quarters ended March 31, 2010, December 31, 2009, and March 31, 2009, respectively. We recognized interest income of $1 thousand, $337 thousand and zero for cash payments received in the quarters ended March 31, 2010, December 31, 2009, and March 31, 2009, respectively. There were no accruing loans past due more than 90 days at March 31, 2010, December 31, 2009 or March 31, 2009.

Impaired loan balances totaled $12.2 million, $12.2 million, and $7.6 million at March 31, 2010, December 31, 2009 and March 31, 2009, respectively, with a specific valuation allowance of $169 thousand, $45 thousand and $118 thousand, respectively.  The amount of the recorded investment in impaired loans for which there is no related specific valuation allowance for loan losses totaled $9.5 million, $11.4 million and $4.7 million at March 31, 2010, December 31, 2009 and March 31, 2009, respectively. Generally, we charge off our estimated losses related to specifically-identified impaired loans as the losses are identified. The charged-off portion of impaired loans outstanding at March 31, 2010 totaled approximately $4.9 million. At March 31, 2010, there were no commitments to extend credit on impaired loans.

The principal balance on loans whose contractual terms have been restructured in a manner which grants a concession to a borrower experiencing financial difficulties was $903 thousand, $781 thousand and $199 thousand at March 31, 2010, December 31, 2009 and March 31, 2009, respectively, of which $742 thousand, $615 thousand and $199 thousand, respectively, were accruing interest. These restructured loan amounts have been included in the impaired loan totals noted above.

Page-16

BANK OF MARIN BANCORP

Note 6: Borrowings

Federal Funds Purchased– We have unsecured lines of credit totaling $75.0 million with correspondent banks for overnight borrowings.  In general, interest rates on these lines approximate the Federal funds target rate. At March 31, 2010 and December 31, 2009, we had no overnight borrowings outstanding under these credit facilities.

Federal Home Loan Bank Borrowings – As of March 31, 2010 and December 31, 2009, we had lines of credit with the FHLB totaling $215.3 million and $236.2 million, respectively.  At March 31, 2010 and December 31, 2009, we had no FHLB overnight borrowings.

On February 5, 2008, we entered into a ten-year borrowing agreement under the same FHLB line of credit for $15.0 million at a fixed rate of 2.07%. Interest-only payments are required every three months until maturity. Although the entire principal is due on February 5, 2018, the FHLB has the unconditional right to accelerate the due date on May 5, 2010 and every three months thereafter (the “put dates”). If the FHLB exercises its right to accelerate the due date, the FHLB will offer replacement funding at the current market rate, subject to certain conditions. We must comply with the put date, but are not required to accept replacement funding.

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

At March 31, 2010, $160.3 million was remaining as available for borrowing from the FHLB under a formula based on eligible collateral, mainly a portfolio of loans. The FHLB overnight borrowing and the FHLB line of credit are secured by essentially all of our financial assets, including loans, investment securities, cash and cash equivalents under a blanket lien.

Federal Reserve Line of Credit – We also have a line of credit with the FRB. On March 30, 2009, we pledged a certain residential loan portfolio that increased our borrowing capacity with the FRB.  At March 31, 2010 and December 31, 2009, we have borrowing capacity under this line totaling $43.6 and $38.0 million, respectively, and had no outstanding borrowings with the FRB.

Subordinated Debt – On September 17, 2004 we issued a 15-year, $5.0 million subordinated debenture through a pooled trust preferred program, which matures on June 17, 2019.  We have the right to redeem the debenture, in whole or in part, at the redemption price at principal amounts in multiples of $1.0 million on any interest payment date on or after June 17, 2009.  The interest rate on the debenture changes quarterly and is paid quarterly at the three-month LIBOR plus 2.48%. The rate at March 31, 2010 was 2.74%. The debenture is subordinated to the claims of depositors and our other creditors.

Note 7:  Stockholders’ Equity

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

Page-17

BANK OF MARIN BANCORP

Under the American Recovery and Reinvestment Act of 2009, which allows participants in the TCPP to withdraw from the program, we repurchased all 28,000 shares of outstanding preferred stock from the U.S. Treasury for $28 million plus accrued but unpaid dividends of $179 thousand on March 31, 2009. At the time of repurchase, we accelerated the remaining accretion of the preferred stock totaling $945 thousand through retained earnings in accordance with accounting requirements, reducing our net income available to common stockholders.  The warrant to purchase 154,242 shares of our common stock remains outstanding. We expect the U.S. Treasury to sell the warrant through auction.

Dividends

Presented below is a summary of preferred dividends on preferred stock issued under the TCPP, as well as cash dividends paid to common shareholders, both of which are recorded as a reduction of retained earnings.

	Three months ended
(in thousands except per share data)	March 31, 2010	December 31, 2009	March 31, 2009
Preferred dividends	$—	$—	$354
Cash dividends to common shareholders	$785	$784	$722
Cash dividends per common share	$0.15	$0.15	$0.14

Share-Based Payments

The fair value of stock options on the grant date is recorded as a stock-based compensation expense in the statement of operations over the requisite service period with a corresponding increase in common stock. Stock-based compensation also includes compensation expense related to the issuance of non-vested restricted common shares pursuant to the 2007 Equity Plan. The grant-date fair value of the restricted common shares, which equals its intrinsic value on that date, is being recorded as compensation expense over the requisite service period with a corresponding increase in common stock as the shares vest. In addition, we record excess tax benefits on the exercise of non-qualified stock options, the disqualifying disposition of incentive stock options and vesting of restricted stock as an addition to common stock with a corresponding decrease in current taxes payable.

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

Page-18

BANK OF MARIN BANCORP

Note 8:  Commitments and Contingencies

Financial Instruments with Off-Balance Sheet Risk

We make commitments to extend credit in the normal course of business to meet the financing needs of our customers.  These financial instruments include commitments to extend credit in the form of loans or through standby letters of credit.  Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments are expected to expire without being fully drawn upon, the total commitment amount does not necessarily represent future cash requirements.

We are exposed to credit loss equal to the contract amount of the commitment in the event of nonperformance by the borrower. The amount of collateral obtained, if deemed necessary by us, is based on Management’s credit evaluation of the borrower.  Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, and real property.

The contractual amount of loan commitments and standby letters of credit not reflected on the consolidated statement of condition was $231.3 million at March 31, 2010 at rates ranging from 2.25% to 9.75%.  This amount included $134.4 million under commercial lines of credit (these commitments are contingent upon customers maintaining specific credit standards), $73.3 million under revolving home equity lines, $11.1 million under undisbursed construction loans, $4.3 million under standby letters of credit, and a remaining $8.2 million under personal and other lines of credit. We have set aside an allowance for losses in the amount of $463 thousand for these commitments, which is recorded in interest payable and other liabilities.

Operating Leases

We rent certain premises and equipment under long-term non-cancelable operating leases expiring at various dates through the year 2024. Commitments under these leases approximate $1.8 million, $2.1 million, $2.1 million, $2.1 million and $1.9 million for 2010 (April through December), 2011, 2012, 2013, and 2014 respectively, and $15.3 million for all years thereafter.

Capital Purchase Commitment

In March 2010, we contracted with a construction company managed and owned by a member of the Board of Directors of the Bank and Bancorp for the construction of leasehold improvements to a new branch office for an estimated amount of $700 thousand.

Litigation and Regulatory Matters

We may be party to legal actions which arise from time to time as part of the normal course of our business.  We believe, after consultation with legal counsel, that we have meritorious defenses in these actions, and that litigation contingency liability, if any, will not have a material adverse effect on our financial position, results of operations, or cash flows. We are responsible for our proportionate share of certain litigation indemnifications provided to Visa U.S.A. by its member banks in connection with lawsuits related to anti-trust charges and interchange fees. Also refer to Note 13 to the Consolidated Financial Statements of the Bancorp’s 2009 Annual Report on Form 10-K.

Page-19

BANK OF MARIN BANCORP

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

Our credit exposure, if any, on interest rate swaps is limited to the net favorable value (net of any collateral pledged) and interest payments of all swaps by each counterparty. Conversely, when an interest rate swap is in a liability position exceeding a certain threshold, we are required to post collateral to the counterparty in an amount determined by the agreements (generally when our derivative liability position is greater than $100 thousand or $1.3 million, depending upon the counterparty).  Collateral levels are monitored and adjusted on a regular basis for changes in interest rate swap values. The aggregate fair value of all derivative instruments that are in a liability position and have collateral requirements on March 31, 2010 is $1.8 million, for which we have posted collateral in the form of securities available for sale totaling $3.1 million.

As of March 31, 2010, we had four interest rate swap agreements, which are scheduled to mature in September 2018, April 2019, June 2020 and May 2022.  All of our derivatives are accounted for as fair value hedges. Our interest rate swaps are settled monthly with counterparties. Accrued interest on the swaps totaled $63 thousand as of March 31, 2010. Information on our derivatives follows:

Page-20

BANK OF MARIN BANCORP

	Asset derivatives designated as fair value hedges		Liability derivatives designated as fair value hedges
(in thousands; March 31, 2010 unaudited)	March 31, 2010	December 31, 2009	March 31, 2010	December 31, 2009
Interest rate swap notional amount	$1,867	$1,905	$16,962	$17,076
Credit risk amount	13	35	—	—
Interest rate swap fair value (1)	13	35	1,823	1,624
Balance sheet location	Other assets	Other assets	Other liabilities	Other liabilities

	Three months ended
(in thousands; unaudited)	March 31, 2010	December 31, 2009	March 31, 2009
(Decrease) increase in value of designated interest rate swaps recognized in interest income	$(221)	$598	$381
Payment on interest rate swap recorded in interest income	(213)	(219)	(197)
Increase (decrease) in value of hedged loans recognized in interest income	221	(643)	(421)
Decrease in value of yield maintenance agreement recognized against interest income	(5)	(5)	(3)
Net loss on derivatives recognized in interest income (2)	$(218)	$(269)	$(240)

(1) See Note 3 for valuation methodology.

(2) Ineffectiveness of ($5) thousand, ($50) thousand, and ($43) thousand was recorded in interest income during the three months ended March 31, 2010, December 31, 2009 and March 31, 2009, respectively. The full change in value of swaps was included in the assessment of hedge effectiveness.

Page-21

BANK OF MARIN BANCORP

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

In the following pages, Management discusses its analysis of the financial condition and results of operations for the first quarter of 2010 compared to the first quarter of 2009 and to the prior quarter (fourth quarter of 2009). This discussion should be read in conjunction with the related consolidated financial statements in this Form 10-Q and with the audited consolidated financial statements and accompanying notes included in our 2009 Annual Report on Form 10-K.  Average balances, including balances used in calculating certain financial ratios, are generally comprised of average daily balances.

Forward-Looking Statements

This discussion of financial results includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the “1933 Act”) and Section 21E of the Securities Exchange Act of 1934, as amended, (the “1934 Act”).  Those sections of the 1933 Act and 1934 Act provide a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about their financial performance so long as they provide meaningful, cautionary statements identifying important factors that could cause actual results to differ significantly from projected results.

Our forward-looking statements include descriptions of plans or objectives of Management for future operations, products or services, and forecasts of its revenues, earnings or other measures of economic performance. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include the words “believe,” “expect,” “intend,” “estimate” or words of similar meaning, or future or conditional verbs such as “will,” “would,” “should,” “could” or “may.”

Forward-looking statements are based on Management’s current expectations regarding economic, legislative, and regulatory issues that may impact our earnings in future periods. A number of factors—many of which are beyond Management’s control—could cause future results to vary materially from current Management expectations. Such factors include, but are not limited to, general economic conditions; the current financial downturn in the U.S. and abroad; changes in interest rates, deposit flows, real estate values and competition; changes in accounting principles, policies or guidelines; changes in legislation or regulation; and other economic, competitive, governmental, regulatory and technological factors affecting our operations, pricing, products and services. These and other important factors are detailed in the Risk Factors section of our 2009 Form 10-K as filed with the SEC, copies of which are available from us at no charge. Forward-looking statements speak only as of the date they are made. We do not undertake to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made or to reflect the occurrence of unanticipated events.

Executive Summary

We continued to deliver steady quarterly financial results reflecting our focus on the fundamentals of responsible banking and our commitment to building strong customer relationships.

Our first quarter 2010 earnings totaled $2.9 million, compared to $2.8 million in the fourth quarter of 2009 and $3.2 million in the first quarter of 2009.  Diluted earnings per share were $0.56, up $0.03 from the fourth quarter of 2009 and up $0.19 from the first quarter of 2009.  The first quarter of 2009 earnings per share were reduced by $0.25 as a result of the non-recurring accelerated accretion of the redemption premium resulting from our early repurchase of the TCPP preferred stock, and dividends on the preferred stock.

The increase in earnings from the fourth quarter of 2009 primarily reflects a lower provision for loan losses (primarily representing a decrease in the volume of newly identified problem credits during the first quarter of 2010), partially offset by higher salaries and benefits, as well as slightly lower net interest income.

The decrease in earnings compared to the first quarter of 2009 primarily reflects a higher provision for loan losses, primarily related to declines in collateral values on certain specifically-identified land loans related to the construction of residential subdivisions. In addition, earnings in the first quarter of 2010 reflected higher salaries and benefits and occupancy costs associated with branch expansion, partially offset by slightly higher net interest income and income from Wealth Management Services.

Page-22

BANK OF MARIN BANCORP

Total loans reached $920.4 million at March 31, 2010, representing an increase of $2.6 million, or 0.3%, from December 31, 2009.  Our loan growth has slowed, reflecting a decline in demand and intensified competition for creditworthy borrowers in our service area.

Non-performing loans totaled $11.4 million, or 1.2% of Bancorp’s loan portfolio at March 31, 2010 compared to $11.6 million, or 1.3% of Bancorp’s loan portfolio at December 31, 2009.  Accruing loans past due 30 to 89 days increased to $1.0 million at March 31, 2010 from $835 thousand at December 31, 2009.

The provision for loan losses totaled $1.6 million in the first quarter of 2010, compared to $2.5 million in the prior quarter, and $1.2 million in the same quarter a year ago.  Net charge-offs in the first quarter of 2010 totaled $1.5 million compared to $3.0 million in the prior quarter, and $846 thousand in the same quarter a year ago.  The allowance for loan losses of $10.6 million totaled 1.16% of loans at March 31, 2010 and December 31, 2009, compared to $10.3 million, or 1.12% of loans a year ago.

Total deposits grew $43.2 million or 4.6% from December 31, 2009, with the most notable increases in Certificate of Deposit Account Registry Service deposits (“CDARS®”), demand deposits and other time deposits, partially offset by a decrease in money market accounts.

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

Allowance for Loan Losses

Allowance for loan losses is based upon estimates of loan losses and is maintained at a level considered adequate to provide for probable losses inherent in the outstanding loan portfolio. The allowance is increased by provisions charged to expense and reduced by net charge-offs.  In periodic evaluations of the adequacy of the allowance balance, Management considers our past loan loss experience by type of credit, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, current economic conditions and other factors. We formally assess the adequacy of the allowance for loan losses on a quarterly basis. These assessments include the periodic re-grading of loans based on changes in their individual credit characteristics including delinquency, seasoning, recent financial performance of the borrower, economic factors, changes in the interest rate environment, and other factors as warranted. Loans are initially graded when originated. They are reviewed as they are renewed, when there is a new loan to the same borrower and/or when identified facts demonstrate heightened risk of default. Confirmation of the quality of our grading process is obtained by independent reviews conducted by outside consultants specifically hired for this purpose and by periodic examination by various bank regulatory agencies. Management monitors delinquent loans continuously and identifies problem loans to be evaluated individually for impairment testing. For loans that are determined impaired, formal impairment measurement is performed at least quarterly on a loan-by-loan basis.

Our method for assessing the appropriateness of the allowance includes specific allowances for identified problem loans, an allowance factor for categories of credits, and allowances for changing environmental factors (e.g., portfolio trends, concentration of credit, growth, economic factors). Allowances for identified problem loans are based on specific analysis of individual credits. Loss estimation factors for loan categories are based on analysis of local economic factors applicable to each loan category. Allowances for changing environmental factors are Management’s best estimate of the probable impact these changes have had on the loan portfolio as a whole.

Page-23

BANK OF MARIN BANCORP

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

Page-24

BANK OF MARIN BANCORP

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

We have established and documented a process for determining fair value. We maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measurements. Whenever there is no readily available market data, Management uses its best estimate and assumptions in determining fair value, but these estimates involve inherent uncertainties and the application of Management’s judgment. As a result, if other assumptions had been used, our recorded earnings or disclosures could have been materially different from those reflected in these financial statements. For detailed information on our use of fair value measurements and our related valuation methodologies, see Note 3 to Consolidated Financial Statements in this Form 10-Q.

Page-25

BANK OF MARIN BANCORP

RESULTS OF OPERATIONS

Overview

Highlights of the financial results are presented in the following table:

	As of and for the three months ended
(dollars in thousands, except per share data; unaudited)	March 31, 2010	December 31, 2009	March 31, 2009
For the period:
Net income	$2,947	$2,802	$3,229
Net income per share
Basic	$0.56	$0.54	$0.38
Diluted	$0.56	$0.53	$0.37
Return on average assets	1.04%	0.97%	1.23%
Return on average equity	10.75%	10.15%	10.28%
Common stock dividend payout ratio	26.79%	27.78%	36.84%
Average equity to average asset ratio	9.72%	9.52%	12.01%
Efficiency ratio	56.79%	52.70%	53.81%
At period end:
Book value per common share	$21.47	$20.85	$19.46
Total assets	$1,168,777	$1,121,672	$1,074,828
Total loans	$920,356	$917,748	$921,559
Total deposits	$987,298	$944,061	$859,449
Loan-to-deposit ratio	93.2%	97.2%	107.2%

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

Page-26

BANK OF MARIN BANCORP

Average Statements of Condition and Analysis of Net Interest Income

	Three months ended March 31, 2010			Three months ended December 31, 2009			Three months ended March 31, 2009
(Dollars in thousands; unaudited)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets
Federal funds sold and other short-term investments	$23,990	$22	0.37%	$652	$1	0.60%	$199	—	—
Investment securities
U.S. Government agencies (1)	80,864	728	3.60%	69,312	833	4.81%	75,429	868	4.60%
Corporate CMOs and other (1)	14,153	170	4.80%	13,046	214	6.56%	5,373	1	0.07%
Obligations of state and political subdivisions (2)	30,383	437	5.75%	30,233	434	5.74%	25,637	374	5.84%
Loans and banker’s acceptances (2) (3) (4)	918,654	13,742	5.98%	913,538	13,934	5.97%	902,628	13,526	5.99%
Total interest-earning assets (4)	1,068,044	15,099	5.65%	1,026,781	15,416	5.88%	1,009,266	14,769	5.85%
Cash and due from banks	38,067			88,060			22,262
Bank premises and equipment, net	7,977			8,201			8,205
Interest receivable and other assets, net	30,009			26,669			21,768
Total assets	$1,144,097			$1,149,711			$1,061,501
Liabilities and Stockholders’ Equity
Interest-bearing transaction accounts	$90,626	$23	0.10%	$91,256	$29	0.13%	85,154	24	0.11%
Savings accounts	48,569	25	0.21%	47,410	25	0.21%	43,508	21	0.20%
Money market accounts	407,152	797	0.79%	428,843	876	0.81%	364,424	769	0.86%
CDARS® time accounts	60,270	209	1.41%	51,303	171	1.32%	46,132	181	1.59%
Other time accounts	112,940	354	1.27%	103,996	353	1.35%	89,834	413	1.86%
Overnight borrowings	—	—	—	2	—	1.09%	29,714	19	0.26%
FHLB fixed-rate advances	55,000	316	2.33%	55,000	323	2.33%	50,111	287	2.33%
Subordinated debenture (4)	5,000	35	2.80%	5,000	37	2.90%	5,000	55	4.40%
Total interest-bearing liabilities	779,557	1,759	0.92%	782,810	1,814	0.92%	713,877	1,769	1.00%
Demand accounts	245,117			247,085			209,573
Interest payable and other liabilities	8,231			10,326			10,594
Stockholders’ equity	111,192			109,490			127,457
Total liabilities & stockholders’ equity	$1,144,097			$1,149,711			$1,061,501
Tax-equivalent net interest income/margin (4)		$13,340	5.00%		$13,602	5.18%		$13,000	5.15%
Reported net interest income/margin		$13,128	4.92%		$13,390	5.10%		$12,808	5.08%
Tax-equivalent net interest rate spread			4.73%			4.96%			4.85%

(1) Yields on available-for-sale securities are calculated based on amortized cost balances rather than fair value, as changes in fair value are reflected as a component of stockholders' equity.

(2) Yields and interest income on tax-exempt securities and loans are presented on a taxable-equivalent basis using the Federal statutory rate of 35 percent.

(3) Average balances on loans outstanding include non-performing loans. The amortized portion of net loan origination fees is included in interest income on loans, representing an adjustment to the yield.

(4) Interest income/expense is divided by actual number of days in the period times 360 days to correspond to stated interest rate terms, where applicable.

First Quarter of 2010 Compared to First Quarter of 2009

The tax-equivalent net interest margin decreased to 5.00% in the first quarter of 2010, down fifteen basis points from the first quarter of 2009. The decrease in the net interest margin was primarily due to lower yields on investment securities (as a result of increased prepayments) and a shift in the mix of assets in the first quarter of 2010 towards lower-yielding Federal funds sold. The net interest spread decreased twelve basis points over the same period for the same reasons.

Compared to the first quarter of 2009, net interest margin in the first quarter of 2010 benefited from lower rates on deposits and the subordinated debenture, partially offset by the effect of a shift in the mix of interest-bearing liabilities towards higher-rate FHLB fixed-rate advances.

Total average interest-earning assets increased $58.8 million, or 5.8%, in the first quarter of 2010 compared to the first quarter of 2009. The increase primarily relates to an increase of $23.8 million in average Federal funds sold, an increase in average investment securities of $19.0 million and average loan growth of $16.0 million.

Page-27

BANK OF MARIN BANCORP

Market interest rates are in part based on the target Federal funds interest rate (the interest rate banks charge each other for short-term borrowings) implemented by the Federal Reserve Open Market Committee. In December of 2008, the target interest rate was brought to a historic low with a range of 0% to 0.25% where it remains as of March 31, 2010.

The average yield on interest-earning assets decreased twenty basis points in the first quarter of 2010 compared to the first quarter of 2009. The yield on the loan portfolio, which comprised 86.0% and 89.4% of average interest-earning assets in the quarters ended March 31, 2010 and 2009, respectively, remained relatively unchanged in the first quarter of 2010 over the comparable period a year ago. The decrease in yields on investment securities is mainly due to lower yields on recently purchased securities in this low interest rate environment and acceleration of the amortization of premiums as a result of increased prepayments on agency securities and CMOs.

The average balance of interest-bearing liabilities increased $65.7 million, or 9.2%, in the first quarter of 2010 compared to the same period a year ago. The increase was comprised of $90.5 million in interest-bearing deposit accounts, partially offset by a decrease of $24.8 million in funds purchased.  The mix of deposits reflected a shift towards higher-costing CDARS® and other time deposits from interest-bearing transaction and money market accounts. The mix of funds purchased reflected a shift towards higher-costing FHLB fixed-rate advances from overnight borrowings.

The rate on interest-bearing liabilities decreased eight basis points in the first quarter of 2010 compared to the same quarter a year ago, primarily due to lower offered deposit rates and lower rate on the subordinated debenture, partially offset by the effect of a shift in the mix of purchased funds from lower-costing overnight borrowings to fixed rate advances. The rates on time deposits, CDARS® time deposits, savings and money market accounts decreased fifty-nine basis points, eighteen basis points, one basis point and seven basis points, respectively, compared to the same quarter a year ago.  In addition, the rate on the subordinated debenture decreased 160 basis points due to a decline in the LIBOR rate, to which the borrowing is indexed.

First Quarter of 2010 Compared to Fourth Quarter of 2009

The tax equivalent net interest margin decreased eighteen basis points from the prior quarter, primarily due to lower yields on investment securities (as a result of increased prepayments) and a shift in the mix of assets in the first quarter of 2010 towards lower-yielding Federal funds sold.  For the same reason, both the net interest spread and the average yield on total interest-earning assets decreased by twenty-three basis points in the quarter ended March 31, 2010 compared to the prior quarter.

Total average interest-earning assets increased $41.3 million, or 4.0%, in the first quarter of 2010 compared to the prior quarter, reflecting increases of $23.4 million in average Federal funds sold $12.8 million in average investment securities and $5.1 million in average loans.

The average balance of interest-bearing liabilities decreased $3.3 million, or 0.4%, in the first quarter of 2010 compared to the prior quarter, due to a slight decrease in average interest-bearing deposits.

The shift in the mix of deposits reflects a slight decrease in the average balance of money market accounts to 42.2% of average deposits, down from 44.2% in the previous quarter. The average balance of higher-costing time deposits (including CDARS® deposits) increased to 18.0% of average deposits, up from 16.0% in the previous quarter.

The overall rate on interest-bearing liabilities remained unchanged in the first quarter of 2010 compared to the prior quarter. The rate on time deposits decreased eight basis points from the prior quarter and the rate on savings and money market accounts decreased two basis points, partially offset by an increase in the rate paid on CDARS® deposits of nine basis points. The rate on FHLB advances remained unchanged. The rate on the subordinated debenture decreased ten basis points due to a decline in the three-month LIBOR rate, to which the debenture rate is indexed.

Page-28

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

Our provision for loan losses totaled $1.6 million in the first quarter of 2010 compared to $2.5 million in the fourth quarter of 2009, and $1.2 million in the first quarter of 2009.  The decrease to the provision for loan losses in the first quarter of 2010 compared to the fourth quarter of 2009 primarily reflects a decrease in the volume of newly identified problem credits during the first quarter of 2010. In addition, the provision for loan losses in the fourth quarter of 2009 reflected increased allowance factors applied to certain types of loans. The increase to the provision for loan losses from the first quarter of 2009 is primarily related to declines in collateral values on certain specifically-identified land loans related to the construction of residential subdivisions.

The allowance for loan losses as a percentage of loans was 1.16% at March 31, 2010 and December 31, 2009, compared to 1.12% at March 31, 2009. The increase in allowance for loan losses as a percentage of loans at March 31, 2010 compared to a year ago reflects increased allowance factors for certain higher-risk loans as discussed above.  Impaired loan balances totaled $12.2 million, $12.2 million, and $7.6 million at March 31, 2010, December 31, 2009 and March 31, 2009, respectively, with a specific valuation allowance of $169 thousand, $45 thousand and $118 thousand, respectively.

Net charge-offs in the first quarter of 2010 totaled $1.5 million compared to $3.0 million in the fourth quarter of 2009, and $846 thousand in the first quarter of 2009. The majority of charge-offs primarily relate to commercial, land development and single family residential construction loans secured by real property where the value of collateral has declined, and to a lesser extent, personal loans and home equity loans. The percentage of net charge-offs to average loans was 0.17% in the first quarter of 2010, compared to 0.33% in the fourth quarter of 2009 and 0.09% in the first quarter of 2009 reflecting the factors discussed above.

Page-29

BANK OF MARIN BANCORP

Non-interest Income

The table below details the components of non-interest income.

				March 31, 2010 compared to December 31, 2009		March 31, 2010 compared to March 31, 2009
	Three months ended			Amount	Percent	Amount	Percent
(dollars in thousands; unaudited)	March 31, 2010	December 31, 2009	March 31, 2009	Increase (Decrease )	Increase (Decrease)	Increase (Decrease )	Increase (Decrease)

Service charges on deposit accounts	$446	$459	$435	$(13)	(2.8%)	$11	2.5%
Wealth Management Services	395	366	316	29	7.9%	79	25.0%
Other non-interest income
Earnings on Bank-owned life insurance	170	176	171	(6)	(3.4%)	(1)	(0.6%)
Customer banking fees and other charges	127	131	100	(4)	(3.1%)	27	27.0%
Other income	211	209	215	2	1.0%	(4)	(1.9%)
Total other non-interest income	508	516	486	(8)	(1.6%)	22	4.5%
Total non-interest income	$1,349	$1,341	$1,237	$8	0.6%	$112	9.1%

The decrease in service charges on deposit accounts when compared to last quarter was mainly due to a decrease in the volume overdraft charges.  The increase from the same quarter a year ago is primarily attributable to the increase in the volume of deposit accounts.

Wealth Management Services (“WMS”) income increased from the prior quarter and the same quarter a year ago mainly due to an increase in assets under management.

Our Bank-owned life insurance income remains relatively consistent with both the prior quarter and the same quarter last year as we did not purchase any new policies in the past year.
The increase in customer banking fees when compared to the same quarter a year ago is due to higher visa debit fees, primarily attributable to a higher volume of Visa® debit card usage.

Other non-interest income is consistent with the prior quarter and the same quarter a year ago and reflects an increase in the dividend received on FHLB stock, offset by $17 thousand in loss on the sale of repossessed personal properties.

Non-interest Expense

The table below details the components of non-interest expense.

				March 31, 2010 compared to December 31, 2009		March 31, 2010 compared to March 31, 2009
	Three months ended			Amount	Percent	Amount	Percent
(dollars in thousands; unaudited)	March 31, 2010	December 31, 2009	March 31, 2009	Increase (Decrease )	Increase (Decrease )	Increase (Decrease )	Increase (Decrease )
Salaries and related benefits	$4,606	$3,951	$4,346	$655	16.6%	$260	6.0%
Occupancy and equipment	898	947	777	(49)	(5.2%)	121	15.6%
Depreciation & amortization	338	349	350	(11)	(3.2%)	(12)	(3.4%)
FDIC insurance	362	344	317	18	5.2%	45	14.2%
Data processing costs	446	477	381	(31)	(6.5%)	65	17.1%
Professional services	432	543	423	(111)	(20.4%)	9	2.1%
Other non-interest expense
Advertising	44	185	79	(141)	(76.2%)	(35)	(44.3%)
Director expense	119	105	115	14	13.3%	4	3.5%
Other expense	977	862	769	115	13.3%	208	27.0%
Total other non-interest expense	1,140	1,152	963	(12)	(1.0%)	177	18.4%
Total non-interest expense	$8,222	$7,763	$7,557	$459	5.9%	$665	8.8%

Page-30

BANK OF MARIN BANCORP

The increase in salaries and benefit expenses when compared to the same quarter last year primarily reflected annual merit increases, higher personnel costs associated with branch expansion and higher employee insurance rates.  The increase from the previous quarter reflects higher incentive compensation (which also resulted in higher 401K matching contributions and payroll taxes), higher employee insurance rates and higher Employee Stock Ownership Plan contributions.  The number of full-time equivalent employees (“FTE”) totaled 197, 199 and 192 at March 31, 2010, December 31, 2009 and March 31, 2009, respectively.

The increase in occupancy and equipment expenses from the same period a year ago is primarily due to the rent of our new Greenbrae branch (opened in September 2009).  When compared to the previous quarter, occupancy and equipment expenses decreased slightly, mainly due to decreases in maintenance and repair expenses.

Depreciation and amortization expenses remained relatively consistent compared to the same quarter last year and the prior quarter.

The increases in FDIC insurance compared to the same quarter a year ago and the prior quarter primarily correlate to increases in deposits during the same periods. In addition, we elect to participate in the FDIC Transaction Account Guarantee Program, which provides unlimited insurance coverage on non-interest-bearing transaction accounts defined by the FDIC, on which we paid a 10 basis point surcharge per $100 covered balances in excess of $250 thousand through 2009 and 15 basis points surcharge from January to December 2010, at which time the program expires.

The increase in data processing expenses over the same quarter last year primarily reflects an annual contractual rate increase, as well as a new data processing vendor utilized by our WMS for the outsourcing of certain trust operations.  Compared to the fourth quarter of 2009, data processing expenses decreased due to the absence of a one-time fee which was charged by our WMS data processing vendor during the outsourcing conversion process in the fourth quarter of 2009.

The decrease in professional service expenses compared to the fourth quarter of 2009 was primarily attributable to the absence of several consulting project costs incurred in the fourth quarter of 2009, including compensation consultation, preliminary architectural evaluation and strategic planning.

The decreases in advertising expenses from the prior quarter and the same quarter a year ago are primarily due to the timing of bank advertising programs.

The increase in director fees from the prior quarter is primarily due to an increase in director compensation, and the increase from the same quarter a year ago is primarily due to the annual increase in director compensation, partially offset by a reduction in the number of directors.

The increase in other non-interest expense from both the same quarter last year and the prior quarter is primarily due to increases in operational losses as well as education and training costs.

Provision for Income Taxes

We reported a provision for income taxes of $1.8 million, $1.6 million, and $2.1 million for the quarters ended March 31, 2010, December 31, 2009, and March 31, 2009, respectively.  The effective tax rates were 37.4%, 36.9% and 39.1%, respectively, for those same periods. These provisions reflect accruals for taxes at the applicable rates for federal income tax and California franchise tax based upon reported pre-tax income, adjusted for the effect of all permanent differences between income for tax and financial reporting purposes (such as earnings on qualified municipal securities, Bank-owned life insurance policies and certain federal tax-exempt loans). Therefore, there are normal fluctuations in the effective rate from period to period based on the relationship of net permanent differences to income before tax. We have not been subject to an alternative minimum tax during these periods.

Bancorp and the Bank have entered into a tax allocation agreement which provides that income taxes shall be allocated between the parties on a separate entity basis.  The intent of this agreement is that each member of the consolidated group will incur no greater tax liability than it would have incurred on a stand-alone basis.

Page-31

BANK OF MARIN BANCORP
FINANCIAL CONDITION
Summary

During the first three months of 2010, total assets increased $47.1 million to $1.2 billion from December 31, 2009. This increase in assets primarily reflects an increase in cash and cash equivalents of $46.8 million and an increase in net loans of $2.6 million.  The following table presents the composition of our loans outstanding by type:

Loans Outstanding (Dollars in thousands; March 31, 2010 unaudited)	March 31, 2010	December 31, 2009
Commercial loans	$158,762	$164,643
Real estate
Commercial owner-occupied	146,884	146,133
Commercial investor	338,039	332,752
Construction	91,706	91,289
Home equity	85,509	83,977
Other residential (a)	70,563	69,369
Installment and other consumer loans	28,893	29,585
Total loans	920,356	917,748
Allowance for loan losses	(10,648)	(10,618)
Total net loans	$909,708	$907,130

At March 31, 2010, we had twenty-two non-accrual loans totaling $11.4 million compared to nineteen non-accrual loans totaling $11.6 million at December 31, 2009.  Impaired loan balances at March 31, 2010 and December 31, 2009 totaled $12.2 million, which included troubled-debt restructured loans totaling $996 thousand and $781 thousand at March 31, 2010 and December 31, 2009, respectively.

Our investment securities portfolio decreased $678 thousand in the first three months of 2010, primarily due to $8.8 million of pay-downs on securities, partially offset by purchases of $6.8 million, as well as the recognition of a zero-cost basis equity security at its fair value of $898 thousand.  Investment securities in our portfolio that may be backed by mortgages having sub-prime or Alt-A features (certain corporate CMOs) represent 7% of our total investment portfolio.

Other assets include net deferred tax assets of $5.9 million and $6.8 million at March 31, 2010 and December 31, 2009, respectively.  These deferred tax assets consist primarily of tax benefits expected to be realized in future periods related to temporary differences for the allowance for loan losses, depreciation, leases and deferred compensation.  Management believes these assets to be realizable due to the Bank’s consistent record of earnings and the expectation that earnings will continue at a level adequate to realize such benefits.

During the first three months of 2010, total liabilities increased $43.6 million to $1.1 billion.  The increase in total liabilities was primarily due to an increase in deposits of $43.2 million.  The increase in deposits primarily reflects increases in CDARS® deposits of $21.1 million, non-interest bearing deposits of $17.3 million, and other time deposits of $10.5 million, partially offset by decrease in savings and money market deposits of $9.7 thousand.   We attracted deposits due to the national movement towards lower-risk holdings and the safety and soundness of the Bank, as well as our focus on customer service.

Stockholders’ equity increased $3.4 million to $112.5 million during the first three months of 2010.  The increase in stockholders’ equity primarily reflects the net income accumulated during the period, partially offset by cash dividends to shareholders.

Page-32

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

Quantitative measures established by regulation to ensure capital adequacy require Bancorp and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to quarterly average assets.

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

The Bank’s and Bancorp’s capital adequacy ratios as of March 31, 2010 and December 31, 2009 are presented in the following table.

Capital Ratios for Bancorp			Ratio for Capital
(in thousands; March 31, 2010 unaudited)	Actual Ratio		Adequacy Purposes
As of March 31, 2010	Amount	Ratio	Amount	Ratio
Total Capital (to risk-weighted assets)	$127,437	12.50%	≥ $81,532	≥ 8.00%
Tier 1 Capital (to risk-weighted assets)	$110,922	10.88%	≥ $40,766	≥ 4.00%
Tier 1 Capital (to average assets)	$110,922	9.70%	≥ $45,764	≥ 4.00%

As of December 31, 2009
Total Capital (to risk-weighted assets)	$124,515	12.33%	>$80,819	≥ 8.00%
Tier 1 Capital (to risk-weighted assets)	$108,433	10.73%	>$40,410	≥ 4.00%
Tier 1 Capital (to average assets)	$108,433	9.43%	>$45,988	≥ 4.00%

					Ratio to be Well
					Capitalized under
Capital Ratios for the Bank			Ratio for Capital		Prompt Corrective
(in thousands; March 31, 2010 unaudited)	Actual Ratio		Adequacy Purposes		Action Provisions
As of March 31, 2010	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk-weighted assets)	$120,976	11.87%	≥ $81,528	≥ 8.00%	≥ $101,910	≥ 10.00%
Tier 1 Capital (to risk-weighted assets)	$104,461	10.25%	≥ $40,764	≥ 4.00%	≥ $61,146	≥ 6.00%
Tier 1 Capital (to average assets)	$104,461	9.13%	≥ $45,764	≥ 4.00%	≥ $57,205	≥ 5.00%

As of December 31, 2009
Total Capital (to risk-weighted assets)	$117,189	11.60%	>$80,819	≥ 8.00%	>$101,024	≥ 10.00%
Tier 1 Capital (to risk-weighted assets)	$101,107	10.01%	>$40,410	≥ 4.00%	>$60,614	≥ 6.00%
Tier 1 Capital (to average assets)	$101,107	8.79%	>$45,988	≥ 4.00%	>$57,485	≥ 5.00%

Page-33

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

We obtain funds from the repayment and maturity of loans as well as deposit inflows, investment security maturities and pay-downs, Federal funds purchases, FHLB advances, and other borrowings.  Our primary uses of funds are the origination of loans, the purchase of investment securities, withdrawals of deposits, maturity of certificate of deposits, repayment of borrowings and dividends to common stockholders.

Our liquidity level is influenced by our deposit retention and growth, which depends upon the variety and effectiveness of our customer account products, service and convenience, and rates offered to customers, as well as our financial strength. Any long-term decline in retail deposit funding would adversely impact our liquidity. Management does not anticipate significant reliance on Federal funds purchased and FHLB advances in the near future, as our core deposit inflow has provided adequate liquidity to fund our operations.

As presented in the accompanying unaudited consolidated statements of cash flows, the sources of liquidity vary between periods. Our cash and cash equivalents at March 31, 2010 totaled $85.4 million, an increase of $46.8 million over December 31, 2009. The primary sources of funds during the first three months of 2010 included a $43.2 million net increase in deposits, $8.8 million in pay-downs and maturities of investment securities, and $6.2 million net cash provided by operating activities.  The primary uses of funds were $6.7 million in investment securities purchases and $3.9 million in loan originations (net of principal collections).

At March 31, 2010, our cash and cash equivalents and unpledged available-for-sale securities with contractual maturities within one year totaled $85.4 million.  The remainder of the unpledged available for sale securities portfolio of $93.2 million provides additional liquidity. Taken together, these liquid assets equaled 15.3% of our assets at March 31, 2010, compared to 11.9% at December 31, 2009. The increased liquidity at March 31, 2010 was primarily due to deposit growth exceeding loan growth.

We anticipate that cash and cash equivalents on hand and other sources of funds will provide adequate liquidity for our operating, investing and financing needs and our regulatory liquidity requirements for the foreseeable future. Management monitors our liquidity position daily, balancing loan funding/payments with changes in deposit activity and overnight investments.  We continually monitor our lending activity to ensure our liquidity position is not jeopardized.  Our emphasis on local deposits combined with our 9.6% equity to assets ratio, provides a very stable funding base. In addition to cash and cash equivalents, we have substantial additional borrowing capacity including unsecured lines of credit totaling $75.0 million with correspondent banks.  Further, on March 31, 2009, we pledged a certain residential loan portfolio that increased our borrowing capacity with the FRB, which currently totals $43.6 million.  As of March 31, 2010, there is no debt outstanding to correspondent banks or the FRB.  We are also a member of the FHLB and have a line of credit (secured under terms of a blanket lien agreement by a pledge of essentially all of our financial assets) in the amount of $215.3 million, of which $160.3 million was available at March 31, 2010. Borrowings under the line are limited to eligible collateral. The interest rate on overnight borrowing with both correspondent banks and FHLB is determined daily and approximates the Federal funds rate.

Undisbursed loan commitments, which are not reflected on the consolidated statement of condition, totaled $231.3 million at March 31, 2010 at rates ranging from 2.25% to 9.75%.  This amount included $134.4 million under commercial lines of credit (these commitments are contingent upon customers maintaining specific credit standards), $73.3 million under revolving home equity lines, $11.1 million under undisbursed construction loans, $4.3 million under standby letters of credit, and a remaining $8.2 million under personal and other lines of credit.

Page-34

BANK OF MARIN BANCORP

These commitments, to the extent used, are expected to be funded primarily through the repayment of existing loans, deposit growth and existing balance sheet liquidity.  Over the next twelve months $175.0 million of time deposits will mature.  We expect these funds to be replaced with new time deposits.

Since Bancorp is a holding company and does not conduct regular banking operations, its primary sources of liquidity are dividends from the Bank. Under the California Financial Code, payment of a dividend from the Bank to Bancorp without advance regulatory approval is restricted to the lesser of the Bank’s retained earnings or the amount of the Bank’s undistributed net profits from the previous three fiscal years. As the Bank made a $28 million distribution to Bancorp in March 2009 in connection with Bancorp’s repurchase of preferred stock, distributions from the Bank to Bancorp will be subject to advance regulatory approval for three years beginning in 2010. The primary uses of funds for Bancorp are stockholder dividends, investment in the Bank and ordinary operating expenses.  Management anticipates that the current cash level at Bancorp will be sufficient to meet its funding requirements for the next few years.

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

Activities in asset and liability management include, but are not limited to, lending, borrowing, accepting deposits and investing in securities. Interest rate risk is the primary market risk associated with asset and liability management. Sensitivity of net interest income (“NII”) and capital to interest rate changes results from differences in the maturity or repricing of asset and liability portfolios. To mitigate interest rate risk, the structure of the Consolidated Statement of Condition is managed with the objective of correlating the movements of interest rates on loans and investments with those of deposits and borrowings. The asset and liability policy sets limits on the acceptable amount of change to NII and capital in changing interest rate environments. We use simulation models to forecast NII.

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

During 2009 and 2010, there has been no change to the Federal funds target rate, which has been kept at its historic low level of 0-0.25%. We expect to be slightly asset sensitive in a rising interest rate environment. During the first quarter of 2010, the rise in our liquidity level increased our asset sensitivity. Due to loans on floors, however, we expect a lag in the upward re-pricing of loans when market rates begin to move up. We have mitigated earnings sensitivity to a certain extent through the procurement of fixed-rate borrowings from the FHLB. Also refer to “Market Risk Management” in our 2009 Annual Report on Form 10-K.

Page-35

BANK OF MARIN BANCORP

ITEM 4.    Controls and Procedures

We maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information required to be disclosed is accumulated and communicated to management in an appropriate manner to allow timely decisions regarding required disclosure.  Management, including the Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, reviewed this system of disclosure controls and procedures and believes that our disclosure controls and procedures (as that term is defined in Rule 13a-15(e) of the Exchange Act) were effective, as of the end of the period covered by this report, in recording, processing, summarizing and reporting information required to be disclosed in reports that we file or submit under the Securities and Exchange Act of 1934, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  No significant changes were made in our internal controls over financial reporting during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are responsible for our proportionate share of certain litigation indemnifications provided to Visa U.S.A. by its member banks in connection with lawsuits related to anti-trust charges and interchange fees. For further details, see Note 13 to the Consolidated Financial Statements in Item 8 of our 2009 Form 10-K.

ITEM 1A    Risk Factors

There have been no material changes from the risk factors previously disclosed in our 2009 Form 10-K. Refer to “Risk Factors” in our 2009 Form 10-K, pages 13 through 19.

ITEM 2     Unregistered Sales of Equity Securities and Use of Proceeds

We did not have any unregistered sales of our equity securities during the three months ended March 31, 2010.

ITEM 3     Defaults Upon Senior Securities

None.

ITEM 4     [Removed and Reserved]

ITEM 5     Other Information

None.

Page-36

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

Page-37

BANK OF MARIN BANCORP

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bank of Marin Bancorp
(registrant)

May 3, 2010	/s/ Russell A. Colombo
Date	Russell A. Colombo
President &
Chief Executive Officer

May 3, 2010	/s/ Christina J. Cook
Date	Christina J. Cook
Executive Vice President &
Chief Financial Officer

May 3, 2010	/s/ Larry R. Olafson
Date	Larry R. Olafson
Senior Vice President &
Controller

Page-38

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

Page-39