Form 10-Q
period 2010-06-30
Bank of Marin Bancorp
filed 2010-08-03
CIK 1403475

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
DRAFT 7/29/2010 8:05 PM
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission File Number  001-33572

Bank of Marin Bancorp
(Exact name of Registrant as specified in its charter)

California	20-8859754
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

504 Redwood Blvd., Suite 100, Novato, CA	94947
(Address of principal executive office)	(Zip Code)

Registrant’s telephone number, including area code:  (415) 763-4520

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
Yes  ☐     No  ☒

As of July 30, 2010 there were 5,258,187 shares of common stock outstanding.

PART I FINANCIAL INFORMATION

ITEM 1.  Financial Statements

BANK OF MARIN BANCORP
CONSOLIDATED STATEMENT OF CONDITION
at June 30, 2010 and December 31, 2009

(in thousands, except share data; June 30, 2010 unaudited)	June 30, 2010	December 31, 2009

Assets
Cash and due from banks	$50,477	$23,660
Short-term investments and Federal funds sold	18,706	15,000
Cash and cash equivalents	69,183	38,660

Investment securities
Held to maturity, at amortized cost	30,324	30,396
Available for sale (at fair market value, amortized cost $108,004,and $96,752 at June 30, 2010 and December 31, 2009, respectively)	111,781	97,818
Total investment securities	142,105	128,214

Loans, net of allowance for loan losses of $11,773 and $10,618at June 30, 2010 and December 31, 2009, respectively	927,520	907,130
Bank premises and equipment, net	8,047	8,043
Interest receivable and other assets	38,681	39,625

Total assets	$1,185,536	$1,121,672

Liabilities and Stockholders' Equity

Liabilities
Deposits
Non-interest bearing	$257,643	$230,551
Interest-bearing
Transaction accounts	98,375	89,660
Savings accounts	52,041	47,871
Money market accounts	382,277	416,481
CDARS® time accounts	81,463	51,819
Other time accounts	127,379	107,679
Total deposits	999,178	944,061

Federal funds purchased and Federal Home Loan Bank borrowings	55,000	55,000
Subordinated debenture	5,000	5,000
Interest payable and other liabilities	10,390	8,560

Total liabilities	1,069,568	1,012,621

Stockholders' Equity
Preferred stock, no par value, $1,000 per share liquidation preference
Authorized - 5,000,000 shares; none issued	---	---
Common stock, no par value
Authorized - 15,000,000 shares
Issued and outstanding - 5,256,174 and 5,229,529 at June 30, 2010 and December 31, 2009, respectively	54,420	53,789
Retained earnings	59,357	54,644
Accumulated other comprehensive income, net	2,191	618

Total stockholders' equity	115,968	109,051

Total liabilities and stockholders' equity	$1,185,536	$1,121,672

The accompanying notes are an integral part of these consolidated financial statements.

BANK OF MARIN BANCORP
CONSOLIDATED STATEMENT OF INCOME
for the six months ended June 30, 2010, and June 30, 2009

(in thousands, except per share amounts; unaudited)	June 30, 2010		June 30, 2009

Interest income
Interest and fees on loans		$27,850	$27,085
Interest on investment securities
Securities of U.S. Government agencies		1,613	1,677
Obligations of state and political subdivisions		571	533
Corporate debt securities and other		308	116
Interest on short-term investments and Federal funds sold		50	3
Total interest income		30,392	29,414

Interest expense
Interest on interest-bearing transaction accounts		49	55
Interest on savings accounts		52	45
Interest on money market accounts		1,526	1,562
Interest on CDARS® time accounts		442	364
Interest on other time accounts		731	810
Interest on borrowed funds		707	737
Total interest expense		3,507	3,573

Net interest income		26,885	25,841
Provision for loan losses		2,900	1,885
Net interest income after provision for loan losses		23,985	23,956

Non-interest income
Service charges on deposit accounts		909	867
Wealth Management Services		763	667
Other income		1,182	976
Total non-interest income		2,854	2,510

Non-interest expense
Salaries and related benefits		9,167	8,764
Occupancy and equipment		1,812	1,619
Depreciation and amortization		698	686
FDIC insurance		737	1,149
Data processing		931	773
Professional services		886	818
Other expense		2,582	2,348
Total non-interest expense		16,813	16,157
Income before provision for income taxes		10,026	10,309

Provision for income taxes		3,741	3,947
Net income		$6,285	$6,362

Preferred stock dividends and accretion	$	---	$(1,299)
Net income available to common stockholders		$6,285	$5,063

Net income per common share:
Basic		$1.20	$0.98
Diluted		$1.19	$0.97

Weighted average shares used to compute net income per common share:
Basic		5,226	5,155
Diluted		5,302	5,199

Dividends declared per common share		$0.30	$0.28

The accompanying notes are an integral part of these consolidated financial statements.

BANK OF MARIN BANCORP
CONSOLIDATED STATEMENT OF INCOME
for the three months ended June 30, 2010, March 31, 2010, and June 30, 2009

(in thousands, except per share amounts; unaudited)	June 30, 2010	March 31, 2010	June 30, 2009

Interest income
Interest and fees on loans	$14,169	$13,681	$13,623
Interest on investment securities
Securities of U.S. Government agencies	885	728	809
Obligations of state and political subdivisions	285	286	287
Corporate debt securities and other	138	170	115
Interest on short-term investments and Federal funds sold	28	22	3
Total interest income	15,505	14,887	14,837

Interest expense
Interest on interest-bearing transaction accounts	26	23	31
Interest on savings accounts	27	25	23
Interest on money market accounts	729	797	794
Interest on CDARS® time accounts	233	209	183
Interest on other time accounts	377	354	397
Interest on borrowed funds	356	351	376
Total interest expense	1,748	1,759	1,804

Net interest income	13,757	13,128	13,033
Provision for loan losses	1,350	1,550	700
Net interest income after provision for loan losses	12,407	11,578	12,333

Non-interest income
Service charges on deposit accounts	463	446	432
Wealth Management Services	368	395	351
Other income	674	508	490
Total non-interest income	1,505	1,349	1,273

Non-interest expense
Salaries and related benefits	4,561	4,606	4,418
Occupancy and equipment	914	898	842
Depreciation and amortization	360	338	336
FDIC insurance	375	362	832
Data processing	485	446	392
Professional services	454	432	395
Other expense	1,442	1,140	1,385
Total non-interest expense	8,591	8,222	8,600
Income before provision for income taxes	5,321	4,705	5,006

Provision for income taxes	1,983	1,758	1,873
Net income	$3,338	$2,947	$3,133

Net income per common share:
Basic	$0.64	$0.56	$0.61
Diluted	$0.63	$0.56	$0.60

Weighted average shares used to compute net income per common share:
Basic	5,234	5,218	5,164
Diluted	5,308	5,295	5,214

Dividends declared per common share	$0.15	$0.15	$0.14

The accompanying notes are an integral part of these consolidated financial statements.

BANK OF MARIN BANCORP
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
for the year ended December 31, 2009 and the six months ended June 30, 2010

	Preferred Stock	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income, Net of Taxes	Total
(dollars in thousands; 2010 unaudited )		Shares	Amount
Balance at December 31, 2008	27,055	5,146,798	$51,965	$46,138	$388	$125,546
Comprehensive income:
Net income	---	---	---	12,765	---	12,765
Other comprehensive income
Net change in unrealized gain on available for sale securities (net of tax effect of $168)	---	---	---	---	230	230
Comprehensive income	---	---	---	12,765	230	12,995
Accretion of preferred stock	945	---	---	(945)	---	---
Repurchase of preferred stock	(28,000)	---	---	---	---	(28,000)
Stock options exercised	---	61,175	873	---	---	873
Excess tax benefit - stock-based compensation	---	---	291	---	---	291
Stock issued under employee stock purchase plan	---	894	24	---	---	24
Restricted stock granted	---	11,575	---	---	---	---
Stock-based compensation - stock options	---	---	330	---	---	330
Stock-based compensation - restricted stock	---	---	73	---	---	73
Cash dividends paid on common stock	---	---	---	(2,960)	---	(2,960)
Dividends on preferred stock	---	---	---	(354)	---	(354)
Stock issued in payment of director fees	---	9,087	233	---	---	233
Balance at December 31, 2009	---	5,229,529	53,789	54,644	618	109,051
Net income	---	---	---	6,285	---	6,285
Other comprehensive income
Net change in unrealized gain on available for sale securities (net of tax effect of $1,138)	---	---	---	---	1,573	1,573
Comprehensive income	---	---	---	6,285	1,573	7,858
Stock options exercised	---	17,173	226	---	---	226
Excess tax benefit - stock-based compensation	---	---	77	---	---	77
Stock issued under employee stock purchase plan	---	292	9	---	---	9
Restricted stock granted	---	6,150	---	---	---	---
Stock-based compensation - stock options	---	---	166	---	---	166
Stock-based compensation - restricted stock	---	---	53	---	---	53
Cash dividends paid on common stock	---	---	---	(1,572)	---	(1,572)
Stock issued in payment of director fees	---	3,030	100	---	---	100
Balance at June 30, 2010	---	5,256,174	$54,420	$59,357	$2,191	$115,968

The accompanying notes are an integral part of these consolidated financial statements.

BANK OF MARIN BANCORP
CONSOLIDATED STATEMENT OF CASH FLOWS
for the six months ended June 30, 2010 and 2009

(in thousands, unaudited)	June 30, 2010	June 30, 2009

Cash Flows from Operating Activities:
Net income	$6,285	$6,362
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,900	1,885
Compensation expense--common stock for director fees	100	110
Stock-based compensation expense	219	198
Excess tax benefits from exercised stock options	(63)	(122)
Amortization of investment security premiums, net of accretion of discounts	563	220
Depreciation and amortization	698	686
Loss on sale of investment securities	---	19
Loss on sale of repossessed assets	5	---
Net change in operating assets and liabilities:
Interest receivable	140	106
Interest payable	100	58
Deferred rent and other rent-related expenses	124	125
Other assets	(318)	(1,459)
Other liabilities	528	98
Total adjustments	4,996	1,924
Net cash provided by operating activities	11,281	8,286

Cash Flows from Investing Activities:
Purchase of securities held-to-maturity	---	(8,438)
Purchase of securities available-for-sale	(27,390)	(19,394)
Proceeds from sale of securities	---	1,065
Proceeds from paydowns/maturity of:
Securities held-to-maturity	---	200
Securities available-for-sale	15,647	23,502
Loans originated and principal collected, net	(22,270)	(22,475)
Purchase of premises and equipment	(702)	(277)
Proceeds from sale of repossessed assets	114	---
Net cash used in investing activities	(34,601)	(25,817)

Cash Flows from Financing Activities:
Net increase in deposits	55,117	70,315
Proceeds from stock options exercised	226	530
Net increase in Federal Funds purchased and Federal Home Loan Bank borrowings	---	(1,800)
Preferred stock repurchased	---	(28,000)
Cash dividends paid on common stock	(1,572)	(1,446)
Cash dividends paid on preferred stock	---	(451)
Stock issued under employee stock purchase plan	9	11
Excess tax benefits from exercised stock options	63	122
Net cash provided by financing activities	53,843	39,281

Net increase in cash and cash equivalents	30,523	21,750
Cash and cash equivalents at beginning of period	38,660	24,926

Cash and cash equivalents at end of period	$69,183	$46,676

Non-Cash Transactions: The six months ended June 30, 2010 reflects a non-cash financing item of $100 thousand for stock issued to pay director fees and a non-cash investing item of $135 thousand of loans transferred to repossessed assets.  The six months ended June 30, 2009 reflects non-cash financing items of $123 thousand for stock issued to pay director fees and $945 thousand for accretion of preferred stock.

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

Certain information and footnote disclosures presented in the annual financial statements are not included in the interim consolidated financial statements.  Accordingly, the accompanying unaudited interim consolidated financial statements should be read in conjunction with our 2009 Annual Report on Form 10-K.  The results of operations for the six months ended June 30, 2010 are not necessarily indicative of the operating results for the full year.

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

BANK OF MARIN BANCORP

	Three months ended			Six months ended
(in thousands, except per share data; unaudited)	June 30, 2010	March 31, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Weighted average basic shares outstanding	5,234	5,218	5,164	5,226	5,155
Add: Potential common shares related to stock options	45	49	49	47	43
Potential common shares related to non-vested restricted stock	3	5	1	4	1
Potential common shares related to warrant	26	23	---	25	---
Weighted average diluted shares outstanding	5,308	5,295	5,214	5,302	5,199

Net income	$3,338	$2,947	$3,133	$6,285	$6,362
Preferred stock dividends and accretion	---	---	---	---	(1,299)
Net income available to common stockholders	$3,338	$2,947	$3,133	$6,285	$5,063

Basic EPS	$0.64	$0.56	$0.61	$1.20	$0.98
Diluted EPS	$0.63	$0.56	$0.60	$1.19	$0.97

Weighted average anti-dilutive shares not included in the calculation of diluted EPS
Stock options	170	188	299	163	290
Non-vested restricted stock	---	---	5	---	17
Warrant	---	---	154	---	154
Total anti-dilutive shares	170	188	458	163	461

Note 2: Recently Issued Accounting Standards

In July 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. The ASU amends FASB Accounting Standards Codification™ (the “Codification” or “ASC”) Topic 310, Receivables, to improve the disclosures about the credit quality of an entity’s financing receivables and the related allowance for credit losses. As a result of these amendments, an entity is required to disaggregate, by portfolio segment or class of financing receivable, certain existing disclosures and provide certain new disclosures about its financing receivables and related allowance for credit losses.

Existing disclosures are amended to require an entity to provide the following disclosures about its financing receivables on a disaggregated basis:

(1) A rollforward schedule of the allowance for credit losses from the beginning of the reporting period to the end of the reporting period on a portfolio segment basis, with the ending balance further disaggregated on the basis of the impairment method;

(2) For each disaggregated ending balance in item (1) above, the related recorded investment in financing receivables;

(3) The nonaccrual status of financing receivables by class of financing receivables;

(4) Impaired financing receivables by class of financing receivables.

The amendments in the ASU also require an entity to provide the following additional disclosures about its financing receivables:

(1) Credit quality indicators of financing receivables at the end of the reporting period by class of financing receivables;

(2) The aging of past due financing receivables at the end of the reporting period by class of financing receivables;

BANK OF MARIN BANCORP

(3) The nature and extent of troubled debt restructurings that occurred during the period by class of financing receivables and their effect on the allowance for credit losses;

(4) The nature and extent of financing receivables modified as troubled debt restructurings within the previous twelve months that defaulted during the reporting period by class of financing receivables and their effect on the allowance for credit losses; and

(5)Significant purchases and sales of financing receivables during the reporting period disaggregated by portfolio segments.

The disclosures as of the end of a reporting period will be effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period will be effective for interim and annual reporting periods beginning on or after December 15, 2010. As this ASU is disclosure-related only, we do not expect it to have an impact on our financial condition or results of operations.

In April 2010, the FASB issued ASU No. 2010-18, Receivables (Topic 310): Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset. This ASU codifies the consensus reached in Emerging Issues Task Force (“EITF”) Issue No. 09-I, “Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset.” The amendments to the Codification provide that modifications of loans that are accounted for within a pool under Subtopic 310-30 do not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring. An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change. ASU 2010-18 does not affect the accounting for loans under the scope of Subtopic 310-30 that are not accounted for within pools. Loans accounted for individually under Subtopic 310-30 continue to be subject to the troubled debt restructuring accounting provisions within Subtopic 310-40.

ASU 2010-18 is effective prospectively for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010. Early application is permitted. Upon initial adoption of ASU 2010-18, an entity may make a one-time election to terminate accounting for loans as a pool under Subtopic 310-30. This election may be applied on a pool-by-pool basis and does not preclude an entity from applying pool accounting to subsequent acquisitions of loans with credit deterioration.  We do not expect this ASU to have a significant impact on our financial condition or results of operations.

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

BANK OF MARIN BANCORP

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

The following table summarizes our assets and liabilities that were required to be recorded at fair value on a recurring basis.

(in thousands; June 30, 2010 unaudited) Description of Financial Instruments	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Balance at June 30, 2010:
Securities available for sale	$111,781		$698	$111,083	$	---

Derivative financial assets	$199	$	---	$199	$	---

Derivative financial liabilities	$2,916	$	---	$2,916	$	---

Balance at December 31, 2009:
Securities available for sale	$97,818	$	---	$97,818	$	---

Derivative financial assets	$35	$	---	$35	$	---

Derivative financial liabilities	$1,624	$	---	$1,624	$	---

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

BANK OF MARIN BANCORP

On a recurring basis, derivative financial instruments are recorded at fair value, which is based on the income approach using observable Level 2 market inputs, reflecting market expectations of future interest rates as of the measurement date.  Standard valuation techniques are used to calculate the present value of the future expected cash flows assuming an orderly transaction.  Valuation adjustments may be made to reflect both our own credit risk and the counterparties’ credit quality in determining the fair value of the derivatives. Level 2 inputs for the valuations are limited to observable market prices for London Interbank Offered Rate (“LIBOR”) cash rates (for the very short term), quoted prices for LIBOR futures contracts, observable market prices for LIBOR swap rates, and one-month and three-month LIBOR basis spreads at commonly quoted intervals.  Mid-market pricing of the inputs is used as a practical expedient in the fair value measurements.  Key inputs for interest rate valuations are used to project spot rates at resets specified by each swap, as well as to discount those future cash flows to present value at the measurement date.  When the value of any collateral placed with counterparties is less than the interest rate derivative liability, the interest rate liability position is further discounted to reflect our potential credit risk to counterparties.  We have used the spread between the Standard & Poors BBB rated U.S. Bank Composite rate and LIBOR, with maturity terms corresponding to the duration of the swaps, to calculate this credit-risk-related discount of future cash flows.

Certain financial assets may be measured at fair value on a non-recurring basis. These assets are subject to fair value adjustments that result from the application of the lower of cost or fair value accounting or write-downs of individual assets. For example, when a loan is identified as impaired, it is reported at the lower of cost or fair value, which is measured based on the loan's observable market price (Level 1), the present value of expected future cash flows discounted at the loan’s original effective interest rate (Level 2), or the current appraised value of the underlying collateral securing the loan, if the loan is collateral dependent (Level 3).  Securities held to maturity may be written down to fair value (determined using the same techniques discussed above for securities available for sale) as a result of an other-than-temporary impairment, if any.

The following table presents the carrying value of financial instruments by level within the fair value hierarchy, for which a non-recurring change in fair value has been recorded.

(in thousands; June 30, 2010 unaudited) Description of Financial Instruments	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2) (a)	Significant Unobservable Inputs (Level 3) (b)	Losses for the three months ended June 30, 2010 (c)	Losses for the six months ended June 30, 2010 (c)
At June 30, 2010:
Impaired loans carried at fair value (d)	$7,098	$	---	$810	$6,288	$557	$2,200

At December 31, 2009:
Impaired loans carried at fair value (d)	$7,620	$	---	$406	$7,214

(a) Represents impaired loan principal balances net of specific valuation allowance of $383 thousand and $34 thousand at June 30, 2010 and December 31, 2009, respectively, determined using the discounted cash flow method.

(b) Represents collateral-dependent loan principal balances that had been generally written down to the appraised value of the underlying collateral, net of specific valuation allowance of $118 thousand and $11 thousand at June 30, 2010 and December 31, 2009, respectively. The carrying value of loans fully charged-off, which includes unsecured lines of credit, overdrafts and all other loans, is zero at the end of each period presented.

(c) Represents net charge-offs during the period presented and the specific valuation allowance established on loans during the period.

(d) Represents the portion of impaired loans that have been written down to their fair value.

Disclosures about Fair Value of Financial Instruments

The table below is a summary of fair value estimates for financial instruments as of June 30, 2010 and December 31, 2009, excluding financial instruments recorded at fair value on a recurring basis (summarized in a separate table). The carrying amounts in the following table are recorded in the statement of condition under the indicated captions. We have excluded non-financial assets and non-financial liabilities defined by the Codification (ASC 820-10-15-1A), such as Bank premises and equipment, deferred taxes and other liabilities.  In addition, we have not disclosed the fair value of financial instruments specifically excluded from disclosure requirements of the Financial Instruments Topic of the Codification (ASC 825-10-50-8), such as Bank-owned life insurance policies.

BANK OF MARIN BANCORP

	June 30, 2010		December 31, 2009
(in thousands; June 30, 2010 unaudited)	Carrying Amounts	Fair Value	Carrying Amounts	Fair Value
Financial assets
Cash and cash equivalents	$69,183	$69,183	$38,660	$38,660
Investment securities held to maturity	30,324	31,094	30,396	30,786
Loans, net	927,520	918,708	907,130	891,117
Interest receivable	4,198	4,198	4,338	4,338
Financial liabilities
Deposits	999,178	999,580	944,061	944,469
Federal Home Loan Bank long-term borrowings	55,000	56,951	55,000	54,058
Subordinated debenture	5,000	4,785	5,000	4,146
Interest payable	1,075	1,075	975	975

Following is a description of methods and assumptions used to estimate the fair value of each class of financial instrument not recorded at fair value, but required for disclosure purposes:

Cash and Cash Equivalents – The carrying amounts of cash and cash equivalents approximate their fair value due to the short-term nature of these instruments.

Held-to-maturity Securities - Held-to-maturity securities, which generally consist of obligations of state & political subdivisions, are recorded at their amortized cost. Their fair value for disclosure purposes is determined using methodologies similar to those described above for available-for-sale securities using Level 2 inputs. If Level 2 inputs are not available, we may utilize pricing models that incorporate unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities (Level 3).  As of June 30, 2010, we did not hold any securities whose fair value was measured using significant unobservable inputs.

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

BANK OF MARIN BANCORP

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

	June 30, 2010				December 31, 2009
			Gross Unrealized				Gross Unrealized
(in thousands; June 30, 2010 unaudited)	Amortized Cost	Fair Value	Gains	(Losses)	Amortized Cost	Fair Value	Gains	(Losses)
Held-to-maturity
Obligations of state and political subdivisions	$30,324	$31,094	$973	$(203)	$30,396	$30,786	$774	$(384)

Available-for-sale
Securities of U. S. government agencies:
MBS pass-through securities issued by FNMA and FHLMC	12,347	12,968	621	---	12,882	13,086	253	(49)
CMOs issued by FNMA	14,513	15,171	658	---	18,207	18,527	479	(159)
CMOs issued by FHLMC	27,569	28,368	799	---	30,664	30,912	530	(282)
CMOs issued by GNMA	39,770	40,681	911	---	15,180	15,657	477	---
Debentures of government sponsored agencies	2,000	2,010	10	---	5,000	5,040	46	(6)
Corporate CMOs	11,805	11,885	131	(51)	14,819	14,596	1	(224)
Equity security	---	698	698	---	---	---	---	---
Total securities available for sale	108,004	111,781	3,828	(51)	96,752	97,818	1,786	(720)

Total investment securities	$138,328	$142,875	$4,801	$(254)	$127,148	$128,604	$2,560	$(1,104)

As a member bank of Visa U.S.A., we hold 16,939 shares of Visa Inc. Class B common stock at a zero cost basis.  These shares are restricted from resale until their conversion into Class A (voting) shares on the later of March 25, 2011 or the termination of Visa Inc.’s covered litigation escrow account. The conversion rate will be determined upon the final resolution of the Visa Inc. covered litigation described in Note 13 to the Consolidated Financial Statements in our 2009 Form 10-K.  We expect our shares of Class B common stock to qualify for sale within one year.  As such, on June 30, 2010, the stock was classified as available-for-sale securities and reported at fair value, with the unrealized gain, net of tax, recognized in other comprehensive income.  The fair value of the Class B common stock we own was $698 thousand based on the Class A as-converted rate of 0.5824.

The amortized cost and fair value of investment securities by contractual maturity at June 30, 2010 are shown below.  Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties. Equity securities with a zero cost basis and a fair value of $698 thousand are excluded from the following table as they have no maturity.

	June 30, 2010
	Held to Maturity		Available for Sale
(in thousands; unaudited)	Amortized Cost	Fair Value	Amortized Cost		Fair Value
Within one year	$666	$670	$	---	$	---
After one but within five years	4,348	4,539		2,000		2,010
After five years through ten years	15,512	16,046		19,128		19,452
After ten years	9,798	9,839		86,876		89,621
Total	$30,324	$31,094		$108,004		$111,083

At June 30, 2010, investment securities carried at $1.3 million were pledged with the Federal Reserve Bank of San Francisco (“FRB”) to secure our Treasury, Tax and Loan account.  At June 30, 2010, investment securities carried at $27.4 million were pledged with the State of California:  $26.6 million to secure public deposits in compliance with the Local Agency Security Program and $762 thousand to provide collateral for trust deposits. In addition, at June 30, 2010, investment securities carried at $1.4 million were pledged to collateralize an internal Wealth Management Services checking account and $3.3 million were pledged to collateralize interest rate swap as discussed in Note 9.  At June 30, 2010, our FHLB line of credit was secured under terms of a blanket collateral agreement by a pledge of certain qualifying collateral, including investment securities. See Note 6 for further details.

BANK OF MARIN BANCORP

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

Nine and thirty investment securities were in unrealized loss positions at June 30, 2010 and December 31, 2009, respectively.  They are summarized and classified according to the duration of the loss period as follows:

June 30, 2010	< 12 continuous months		> 12 continuous months		Total Securities in a loss position
(In thousands; unaudited)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
Held-to-maturity
Obligations of state & political subdivisions	$1,737	$(5)	$1,861	$(198)	$3,598	$(203)

Available-for-sale
Corporate CMOs	3,741	(32)	1,498	(19)	5,239	(51)
Total available for sale	3,741	(32)	1,498	(19)	5,239	(51)
Total temporarily impaired securities	$5,478	$(37)	$3,359	$(217)	$8,837	$(254)

December 31, 2009	< 12 continuous months		> 12 continuous months		Total Securities in a loss position
(In thousands)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
Held-to-maturity
Obligations of state & political subdivisions	$6,351	$(76)	$1,753	$(308)	$8,104	$(384)

Available-for-sale
Securities of U. S. government agencies	25,737	(496)	---	---	25,737	(496)
Corporate CMOs	14,384	(224)	---	---	14,384	(224)
Total available for sale	40,121	(720)	---	---	40,121	(720)
Total temporarily impaired securities	$46,472	$(796)	$1,753	$(308)	$48,225	$(1,104)

The unrealized losses associated with debt securities of U.S. government agencies are primarily driven by changes in interest rates and not due to the credit quality of the securities. Further, securities backed by GNMA, FNMA, or FHLMC have the guarantee of the full faith and credit of the U.S. Federal Government. Obligations of U.S. states and political subdivisions in our portfolio are all investment grade without delinquency history. The security in a loss position for more than twelve continuous months relates to one debenture issued by a local subdivision with payments collected through property tax assessments in an affluent community.  These securities will continue to be monitored as part of our ongoing impairment analysis, but are expected to perform. As a result, we concluded that these securities were not other-than-temporarily impaired at June 30, 2010.

The unrealized losses associated with corporate CMO’s are primarily related to securities backed by residential mortgages. All of these securities were AAA rated or equivalent by at least one major rating agency. We estimate loss projections for each security by assessing loans collateralizing the security and determining expected default rates and loss severities. Based upon our assessment of expected credit losses of each security given the performance of the underlying collateral and credit enhancements where applicable, we concluded that these securities were not other-than-temporarily impaired at June 30, 2010.
Securities Carried at Cost

BANK OF MARIN BANCORP

As a member of the FHLB, we are required to maintain a minimum investment in the FHLB capital stock determined by the Board of Directors of the FHLB. The minimum investment requirements can also increase in the event we need to increase our borrowing capacity with the FHLB. Shares cannot be purchased or sold except between the FHLB and its members at its $100 per share par value.  We held $5.0 million and $4.7 million of FHLB stock recorded at cost in other assets at June 30, 2010 and December 31, 2009, respectively. On April 29, 2010, the FHLB declared a cash dividend for the first quarter of 2010 at an annualized dividend rate of 0.26%.  Management expects to be able to redeem this stock at cost, and therefore does not believe the FHLB stock to be other-than-temporarily impaired.

Note 5:  Allowance for Loan Losses and Impaired Loans

The allowance for loan losses is maintained at levels considered adequate by Management to provide for probable loan losses inherent in the portfolio. The allowance is based on Management's assessment of various factors affecting the loan portfolio, including the level of problem loans, economic conditions, loan loss experience, and an overall evaluation of the quality of the underlying collateral.

Activity in the allowance for loan losses follows:

	Three months ended			Six months ended
(Dollars in thousands; unaudited)	June 30, 2010	March 31, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Beginning balance	$10,648	$10,618	$10,289	$10,618	$9,950
Provision for loan loss charged to expense	1,350	1,550	700	2,900	1,885
Loans charged off	(241)	(1,547)	(971)	(1,788)	(1,846)
Loan loss recoveries	16	27	117	43	146
Ending balance	$11,773	$10,648	$10,135	$11,773	$10,135

Total loans outstanding at period end, before deducting allowance for loan losses	$939,293	$920,356	$909,614	$939,293	$909,614

Ratio of allowance for loan losses to total loans	1.25%	1.16%	1.11%	1.25%	1.11%

Non-accrual loans at period end:
Construction	$5,654	$5,671	$3,182	$5,654	$3,182
Commercial real estate	3,455	3,711	1,243	3,455	1,243
Commercial	1,354	1,094	1,101	1,354	1,101
Installment and other consumer	310	838	383	310	383
Home equity	---	100	---	---	---
Total non-accrual loans	10,773	11,414	5,909	10,773	5,909
Accruing restructured loans:
Installment and other consumer	908	742	251	908	251
Total accruing restructured loans	908	742	251	908	251
Total impaired loans	$11,681	$12,156	$6,160	$11,681	$6,160

Allowance for loan losses to non-accrual loans at period end	109.28%	93.29%	171.52%	109.28%	171.52%

Non-accrual loans to total loans	1.15%	1.24%	0.65%	1.15%	0.65%

Average recorded investment in impaired loans	$12,093	$12,356	$7,916	$12,225	$7,855

The gross interest income that would have been recorded, had non-accrual loans been current, totaled $243 thousand, $236 thousand and $199 thousand in the quarters ended June 30, 2010, March 31, 2010, and June 30, 2009, respectively, and totaled $479 thousand and $346 thousand for the first half of 2010 and 2009, respectively. We recognized interest income of $23 thousand, $1 thousand and $10 thousand for cash payments received in the quarters ended June 30, 2010, March 31, 2010, and June 30, 2009, respectively, and $24 thousand and $10 thousand for the first halves of 2010 and 2009, respectively. There were no accruing loans past due more than 90 days at June 30, 2010, March 31, 2010 or June 30, 2009.

Specific valuation allowances on impaired loans totaled $501 thousand, $169 thousand and $32 thousand at June 30, 2010, March 31, 2010 and June 30, 2009, respectively.  The amount of the recorded investment in impaired loans for which there is no related specific valuation allowance for loan losses totaled $8.3 million, $9.5 million and $5.8 million at June 30, 2010, March 31, 2010 and June 30, 2009, respectively. Generally, we charge off our estimated losses related to specifically-identified impaired loans as the losses are identified. The charged-off portion of impaired loans outstanding at June 30, 2010 totaled approximately $4.9 million.  At June 30, 2010, there were no significant commitments to extend credit on impaired loans.

BANK OF MARIN BANCORP

The principal balance on loans whose contractual terms have been restructured in a manner which grants a concession to a borrower experiencing financial difficulties was $1.1 million, $903 thousand and $251 thousand at June 30, 2010, March 31, 2010 and June 30, 2009, respectively, of which $908 thousand, $742 thousand and $251 thousand, respectively, were accruing interest. These restructured loan amounts have been included in the impaired loan totals noted above.

Note 6: Borrowings

Federal Funds Purchased – We have unsecured lines of credit totaling $75.0 million with correspondent banks for overnight borrowings.  In general, interest rates on these lines approximate the Federal funds target rate. At June 30, 2010 and December 31, 2009, we had no overnight borrowings outstanding under these credit facilities.

Federal Home Loan Bank Borrowings – As of June 30, 2010 and December 31, 2009, we had lines of credit with the FHLB totaling $216.6 million and $236.2 million, respectively.  At June 30, 2010 and December 31, 2009, we had no FHLB overnight borrowings.

On February 5, 2008, we entered into a ten-year borrowing agreement under the same FHLB line of credit for $15.0 million at a fixed rate of 2.07%. Interest-only payments are required every three months until maturity. Although the entire principal is due on February 5, 2018, the FHLB has the unconditional right to accelerate the due date on August 5, 2010 and every three months thereafter (the “put dates”). If the FHLB exercises its right to accelerate the due date, the FHLB will offer replacement funding at the current market rate, subject to certain conditions. We must comply with the put date, but are not required to accept replacement funding.

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

At June 30, 2010, $161.6 million was remaining as available for borrowing from the FHLB under a formula based on eligible collateral, mainly a portfolio of loans. The FHLB overnight borrowing and line of credit are secured by essentially all of our financial assets, including loans, investment securities, cash and cash equivalents under a blanket lien.

Federal Reserve Line of Credit – We also have a line of credit with the FRB. On March 30, 2009, we pledged a certain residential loan portfolio that increased our borrowing capacity with the FRB.  At June 30, 2010 and December 31, 2009, we have borrowing capacity under this line totaling $41.7 and $38.0 million, respectively, and had no outstanding borrowings with the FRB.

Subordinated Debt – On September 17, 2004 we issued a 15-year, $5.0 million subordinated debenture through a pooled trust preferred program, which matures on June 17, 2019.  We have the right to redeem the debenture, in whole or in part, at the redemption price at principal amounts in multiples of $1.0 million on any interest payment date on or after June 17, 2009.  The interest rate on the debenture changes quarterly and is paid quarterly at the three-month LIBOR plus 2.48%. The rate at June 30, 2010 was 3.02%. The debenture is subordinated to the claims of depositors and our other creditors.

BANK OF MARIN BANCORP

Note 7:  Stockholders' Equity

Preferred Stock

Pursuant to the U.S. Treasury Capital Purchase Program (the “TCPP”), on December 5, 2008, we issued to the U.S. Treasury 28,000 shares of senior preferred stock with a zero par value and a $1,000 per share liquidation preference, along with a warrant to purchase 154,242 shares of common stock at a per share exercise price of $27.23, in exchange for aggregate consideration of $28 million.  The proceeds of $28 million were allocated between the preferred stock and the warrant with $27.0 million allocated to preferred stock and $961 thousand allocated to the warrant, based on their relative fair value at the time of issuance. The discount on the preferred stock (i.e., difference between the initial carrying amount and the liquidation amount) was calculated to be amortized over the five-year period preceding the 9% perpetual dividend, using the effective yield method. The preferred stock called for a 5% coupon dividend rate for the first five years and 9% thereafter. The warrant was immediately exercisable and expires 10 years after the issuance date.

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

	Three months ended			Six months ended
(in thousands except per share data, unaudited)	June 30, 2010	March 31, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Cash dividends to common shareholders	$787	$785	$724	$1,572	$1,446
Cash dividends per common share	$0.15	$0.15	$0.14	$0.30	$0.28

Share-Based Payments

The fair value of stock options on the grant date is recorded as a stock-based compensation expense in the statement of income over the requisite service period with a corresponding increase in common stock. Stock-based compensation also includes compensation expense related to the issuance of non-vested restricted common shares pursuant to the 2007 Equity Plan. The grant-date fair value of the restricted common shares, which equals its intrinsic value on that date, is being recorded as compensation expense over the requisite service period with a corresponding increase in common stock as the shares vest. In addition, we record excess tax benefits on the exercise of non-qualified stock options, the disqualifying disposition of incentive stock options and vesting of restricted stock as an addition to common stock with a corresponding decrease in current taxes payable.

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

The contractual amount of loan commitments and standby letters of credit not reflected on the consolidated statement of condition was $219.7 million at June 30, 2010 at rates ranging from 2.25% to 8.25%.  This amount included $122.9 million under commercial lines of credit (these commitments are contingent upon customers maintaining specific credit standards), $73.2 million under revolving home equity lines, $10.7 million under undisbursed construction loans, $4.2 million under standby letters of credit, and a remaining $8.7 million under personal and other lines of credit. We have set aside an allowance for losses in the amount of $439 thousand for these commitments, which is recorded in interest payable and other liabilities.

Operating Leases

We rent certain premises and equipment under long-term non-cancelable operating leases expiring at various dates through the year 2024. Commitments under these leases approximate $1.2 million, $2.2 million, $2.2 million, $2.2 million and $2.0 million for 2010 (July through December), 2011, 2012, 2013, and 2014 respectively, and $16.1 million for all years thereafter.

Capital Purchase Commitment

In 2010, we contracted with a construction company managed and owned by a member of the Board of Directors of the Bank and Bancorp for the construction of leasehold improvements to a new branch office for an estimated amount of $750 thousand, of which $201 thousand has been paid as of June 30, 2010.

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

BANK OF MARIN BANCORP

Note 9:  Derivative Financial Instruments and Hedging Activities

We have entered into interest rate swap agreements, primarily as an asset/liability management strategy, in order to mitigate the changes in the fair value of specified long-term fixed-rate loans and firm commitments to enter into long-term fixed-rate loans caused by changes in interest rates.  These hedges allow us to offer long-term fixed rate loans to customers without assuming the interest rate risk of a long-term asset. Converting our fixed-rate interest stream to a floating-rate interest stream, generally benchmarked to the one-month U.S. dollar LIBOR index, protects us against changes in the fair value of our loans otherwise associated with fluctuating interest rates.

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

Prior to loan funding, a yield maintenance agreement with net settlement features that met the definition of a derivative was carried on the balance sheet in other assets or other liabilities. The change in its fair value was recorded in interest income.  During the third quarter of 2007, a forward swap was designated to offset the change in fair value of a loan originated during the period. The fair value of the related yield maintenance agreement of $69 thousand was recorded in other assets at the date of designation.  Since designation, it is no longer considered a derivative and has been amortized using the effective yield method over the life of the designated loan.

In May 2010, we made a second firm commitment to enter into a long-term fixed-rate loan with a borrower and simultaneously enter into a forward interest rate swap agreement with a correspondent bank to mitigate the change in fair value of the yield maintenance agreement.  The forward swap is considered a non-designated hedge prior to the loan’s expected funding in August 2010.  The forward starting interest rate swap and the yield maintenance agreement are carried on the balance sheet at their fair value in other assets (when the fair value is positive) or in other liabilities (when the fair value is negative). The changes in the fair value of the forward swap and the yield maintenance agreement offset each other recorded in interest income.

The net effect of the change in fair value of interest rate swaps, the amortization of the yield maintenance agreement and the change in the fair value of the hedged loans results in an insignificant amount of hedge ineffectiveness recognized in interest income.

Our credit exposure, if any, on interest rate swaps is limited to the net favorable value (net of any collateral pledged, if any) and interest payments of all swaps by each counterparty. Conversely, when an interest rate swap is in a liability position exceeding a certain threshold, we are required to post collateral to the counterparty in an amount determined by the agreements (generally when our derivative liability position is greater than $100 thousand or $1.3 million, depending upon the counterparty).  Collateral levels are monitored and adjusted on a regular basis for changes in interest rate swap values. The aggregate fair value of all derivative instruments that are in a liability position and have collateral requirements on June 30, 2010 is $2.9 million, for which we have posted collateral in the form of securities available for sale totaling $3.3 million.

As of June 30, 2010, we had five interest rate swap agreements, which are scheduled to mature in September 2018, April 2019, June 2020, August 2020 and June 2022.  Our interest rate swaps are settled monthly with counterparties. Accrued interest on the swaps totaled $57 thousand as of June 30, 2010. Information on our derivatives follows:

BANK OF MARIN BANCORP

	Asset derivatives		Liability derivatives
(in thousands; June 30, 2010 unaudited)	June 30, 2010	December 31, 2009	June 30, 2010	December 31, 2009

Fair value hedges
Interest rate contracts notional amount	---	$1,905	$18,512	$17,076
Credit risk amount	---	35	---	---
Interest rate contracts fair value (1)	---	35	2,717	1,624
Balance sheet location	---	Other assets	Other liabilities	Other liabilities

Non-designated hedges
Interest rate contracts notional amount	$5,246	---	$5,246	---
Credit risk amount	199	---	---	---
Interest rate contracts fair value (1)	199	---	199	---
Balance sheet location	Other assets	---	Other liabilities	---

	Three months ended
(in thousands; unaudited)	June 30, 2010	March 31, 2010	June 30, 2009
(Decrease) increase in value of interest rate contracts recognized in interest income	$(906)	$(221)	$1,259
Payment on interest rate swap recorded in interest income	(210)	(213)	(214)
Increase (decrease) in value of hedged loans recognized in interest income	934	221	(1,284)
Decrease in value of yield maintenance agreement recognized against interest income	(5)	(5)	(6)
Net loss on derivatives recognized in interest income (2)	$(187)	$(218)	$(245)

	Six months ended
(in thousands; unaudited)	June 30, 2010	June 30, 2009
(Decrease) increase in value of interest rate contracts recognized in interest income	$(1,127)	$1,640
Payment on interest rate swap recorded in interest income	(423)	(411)
Increase (decrease) in value of hedged loans recognized in interest income	1,155	(1,705)
Decrease in value of yield maintenance agreement recognized against interest income	(10)	(9)
Net loss on derivatives recognized in interest income (2)	$(405)	$(485)

(1) See Note 3 for valuation methodology.

(2) Ineffectiveness of $23 thousand, ($5) thousand, and ($31) thousand was recorded in interest income during the three months ended June 30, 2010, March 31, 2010, and June 30, 2009, respectively.  Ineffectiveness of $18 thousand, and ($74) thousand was recorded in interest income during the six months ended June 30, 2010, and June 30, 2009, respectively. The full change in value of swaps was included in the assessment of hedge effectiveness.

BANK OF MARIN BANCORP

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

In the following pages, Management discusses its analysis of the financial condition and results of operations for the second quarter of 2010 compared to the second quarter of 2009 and to the prior quarter (first quarter of 2010), as well as the six-month period ended June 30, 2010 compared to the same period in 2009. This discussion should be read in conjunction with the related consolidated financial statements in this Form 10-Q and with the audited consolidated financial statements and accompanying notes included in our 2009 Annual Report on Form 10-K.  Average balances, including balances used in calculating certain financial ratios, are generally comprised of average daily balances.

Forward-Looking Statements

This discussion of financial results includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the "1933 Act") and Section 21E of the Securities Exchange Act of 1934, as amended, (the "1934 Act").  Those sections of the 1933 Act and 1934 Act provide a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about their financial performance so long as they provide meaningful and cautionary statements, identifying important factors that could cause actual results to differ significantly from projected results.

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

Forward-looking statements are based on Management's current expectations regarding economic, legislative, and regulatory issues that may impact our earnings in future periods. A number of factors—many of which are beyond Management’s control—could cause future results to vary materially from current Management expectations. Such factors include, but are not limited to: general economic conditions; the current financial downturn in the U.S. and abroad; changes in interest rates, deposit flows, real estate values and competition; changes in accounting principles, policies or guidelines; changes in legislation or regulation; and other economic, competitive, governmental, regulatory and technological factors affecting our operations, pricing, products and services. These and other important factors are detailed in the Risk Factors section of our 2009 Form 10-K as filed with the SEC, copies of which are available from us at no charge. Forward-looking statements speak only as of the date they are made. We do not undertake to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made, or to reflect the occurrence of unanticipated events.

Executive Summary

We continued to deliver strong quarterly financial results reflecting our focus on the fundamentals of responsible lending and our commitment to relationship banking in the communities we serve.

Our second quarter 2010 earnings totaled $3.3 million, up 6.5% from $3.1 million in the second quarter of 2009 and up 13.3% from $2.9 million in the first quarter of 2010.  Diluted earnings per share were $0.63, up $0.03 from the second quarter of 2009 and up $0.07 from the first quarter of 2010.

Earnings for the six-month period ended June 30, 2010 totaled $6.3 million, compared to $6.4 million for the same period a year ago.  Diluted earnings per share for the six-month period ended June 30, 2010 totaled $1.19, up from $0.97 in the same period a year ago.  The earnings per common share for the first half of 2009 were reduced by $0.25 as a result of Bancorp’s participation and withdrawal from the TCPP and $0.06 related to an FDIC special assessment.

The increase in earnings compared to the second quarter of 2009 primarily reflects growth in interest-earning assets, higher merchant interchange income, partially offset by a higher provision for loan losses as discussed below.

BANK OF MARIN BANCORP

The increase in earnings from the first quarter of 2010 primarily reflects growth in interest-earning assets, a lower provision for loan losses as discussed below, partially offset by higher non-interest expenses.

Total loans grew to $939.3 million at June 30, 2010, representing an increase of $21.5 million, or 2.3%, from December 31, 2009, mainly driven by growth in commercial real estate loans.

Non-performing loans totaled $10.8 million, or 1.15% of Bancorp’s loan portfolio at June 30, 2010, compared to $11.4 million, or 1.24%, at March 31, 2010, and $11.6 million, or 1.26% at December 31, 2009.  Accruing loans past due 30 to 89 days increased to $3.7 million, at June 30, 2010, from $1.0 million at March 31, 2010 and $835 thousand at December 31, 2009.

The provision for loan losses totaled $1.4 million in the second quarter of 2010, compared to $1.6 million in the prior quarter, and $700 thousand in the same quarter a year ago. The decrease to the provision for loan losses from the prior quarter primarily represents decreases in the volume of newly identified problem credits and losses on existing impaired loans, partially offset by higher loss factors assigned to non-owner-occupied commercial real estate loans and substandard loans. The higher provision for loan losses compared to the same quarter last year was primarily related to higher loss factors assigned to non-owner-occupied commercial real estate loans and substandard loans, as well as loan growth. The provision for loan losses totaled $2.9 million and $1.9 million in the first half of 2010 and 2009, respectively.  Net charge-offs in the second quarter of 2010 totaled $225 thousand, compared to $1.5 million in the prior quarter, and $854 thousand in the same quarter a year ago.  The allowance for loan losses of $11.8 million totaled 1.25% of loans at June 30, 2010, compared to 1.16% at March 31, 2010 and December 31, 2009. The increase in the allowance for loan losses as a percentage of loans in the second quarter of 2010 relates to Management’s re-evaluation of loss factors assigned to substandard loans and commercial real estate non-owner occupied loans.

Total deposits grew $55.1 million, or 5.8%, from December 31, 2009, with the most notable increases in Certificate of Deposit Account Registry Service deposits (“CDARS®”), other time deposits and demand deposits, partially offset by a decrease in money market accounts.

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

Allowance for Loan Losses

Allowance for loan losses is based upon estimates of loan losses and is maintained at a level considered adequate to provide for probable losses inherent in the outstanding loan portfolio. The allowance is increased by provisions charged to expense and reduced by net charge-offs.  In periodic evaluations of the adequacy of the allowance balance, Management considers our past loan loss experience by type of credit, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, current economic conditions and other factors. We formally assess the adequacy of the allowance for loan losses on a quarterly basis. These assessments include the periodic re-grading of loans based on changes in their individual credit characteristics including delinquency, seasoning, recent financial performance of the borrower, economic factors, changes in the interest rate environment and other factors as warranted. Loans are initially graded when originated. They are reviewed as they are renewed, when there is a new loan to the same borrower and/or when identified facts demonstrate heightened risk of default. Confirmation of the quality of our grading process is obtained by independent reviews conducted by outside consultants specifically hired for this purpose and by periodic examination by various bank regulatory agencies. Management monitors delinquent loans continuously and identifies problem loans to be evaluated individually for impairment testing. For loans that are determined impaired, formal impairment measurement is performed at least quarterly on a loan-by-loan basis.

BANK OF MARIN BANCORP

Our method for assessing the appropriateness of the allowance includes specific allowances for identified problem loans, an allowance factor for categories of credits and allowances for changing environmental factors (e.g., portfolio trends, concentration of credit, growth, economic factors). Allowances for identified problem loans are based on specific analysis of individual credits. Loss estimation factors for loan categories are based on analysis of local economic factors applicable to each loan category. Allowances for changing environmental factors are Management's best estimate of the probable impact these changes have had on the loan portfolio as a whole.

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

Accounting for Income Taxes

Income taxes reported in the financial statements are computed based on an asset and liability approach. We recognize the amount of taxes payable or refundable for the current year, and deferred tax assets and liabilities for the expected future tax consequences that have been recognized in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. We record net deferred tax assets to the extent it is more likely than not that they will be realized.  In evaluating our ability to recover the deferred tax assets, Management considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations.  In projecting future taxable income, Management develops assumptions including the amount of future state and federal pretax operating income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates being used to manage the underlying business. Bancorp files consolidated federal and combined state income tax returns.

BANK OF MARIN BANCORP

We recognize the financial statement effect of a tax position when it is more-likely-than-not, based on the technical merits, that the position will be sustained upon examination. For tax positions that meet the more-likely-than-not threshold, we may recognize only the largest amount of tax benefit that is greater than fifty percent likely to be realized upon ultimate settlement with the taxing authority. Management believes that all of our tax positions taken meet the more-likely-than-not recognition threshold.  To the extent tax authorities disagree with these tax positions, our effective tax rates could be materially affected in the period of settlement with the taxing authorities.

Fair Value Measurements

We use fair value measurements to record fair value adjustments to certain assets and liabilities, and to determine fair value disclosures. We base our fair values on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Securities available for sale, derivatives, and loans held for sale, if any, are recorded at fair value on a recurring basis. Additionally, from time to time, we may be required to record certain assets at fair value on a non-recurring basis, such as certain impaired loans held for investment and securities held to maturity  that are other-than-temporarily impaired. These non-recurring fair value adjustments typically involve write-downs of individual assets due to application of lower-of-cost or market accounting.

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

BANK OF MARIN BANCORP

RESULTS OF OPERATIONS

Overview

Highlights of the financial results are presented in the following table:

	As of and for the three months ended			As of and for the six months ended
(dollars in thousands, except per share data; unaudited)	June 30, 2010	March 31, 2010	June 30, 2009	June 30, 2010	June 30, 2009
For the period:
Net income	$3,338	$2,947	$3,133	$6,285	$6,362
Net income per share
Basic	$0.64	$0.56	$0.61	$1.20	$0.98
Diluted	$0.63	$0.56	$0.60	$1.19	$0.97
Return on average assets	1.14%	1.04%	1.16%	1.09%	1.20%
Return on average equity	11.71%	10.75%	12.25%	11.24%	11.16%
Common stock dividend payout ratio	23.44%	26.79%	22.95%	25.00%	28.57%
Average equity to average asset ratio	9.75%	9.72%	9.51%	9.73%	10.74%
Efficiency ratio	56.29%	56.79%	60.11%	56.54%	56.99%
At period end:
Book value per common share	$22.06	$21.47	$19.90	$22.06	$19.90
Total assets	$1,185,536	$1,168,777	$1,094,359	$1,185,536	$1,094,359
Total loans	$939,293	$920,356	$909,614	$939,293	$909,614
Total deposits	$999,178	$987,298	$922,605	$999,178	$922,605
Loan-to-deposit ratio	94.0%	93.2%	98.6%	94.0%	98.6%

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

BANK OF MARIN BANCORP

Average Statements of Condition and Analysis of Net Interest Income

	Three months ended			Three months ended			Three months ended
	June 30, 2010			March 31, 2010			June 30, 2009
(Dollars in thousands; unaudited)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets
Federal funds sold and other short-term investments	$31,457	$28	0.35%	$23,990	$22	0.37%	$6,604	$3	0.18%
Investment securities
U.S. Government agencies (1)	96,255	885	3.68%	80,864	728	3.60%	68,915	809	4.70%
Corporate CMOs and other (1)	12,586	138	4.39%	14,153	170	4.80%	5,644	115	8.15%
Obligations of state and political subdivisions (2)	30,347	433	5.71%	30,383	437	5.75%	30,389	436	5.74%
Loans and banker's acceptances (2) (3) (4)	932,468	14,236	6.04%	918,654	13,742	5.98%	909,298	13,687	5.95%
Total interest-earning assets (4)	1,103,113	15,720	5.64%	1,068,044	15,099	5.65%	1,020,850	15,050	5.83%
Cash and due from banks	31,192			38,067			23,960
Bank premises and equipment, net	7,994			7,977			7,959
Interest receivable and other assets, net	30,807			30,009			26,150
Total assets	$1,173,106			$1,144,097			$1,078,919
Liabilities and Stockholders' Equity
Interest-bearing transaction accounts	$96,768	$26	0.11%	$90,626	$23	0.10%	$93,706	$31	0.13%
Savings accounts	50,954	27	0.21%	48,569	25	0.21%	46,079	23	0.21%
Money market accounts	386,755	729	0.76%	407,152	797	0.79%	374,550	794	0.85%
CDARS® time accounts	76,498	233	1.22%	60,270	209	1.41%	52,534	183	1.40%
Other time accounts	122,972	377	1.23%	112,940	354	1.27%	97,530	397	1.63%
Overnight borrowings	---	---	---	---	---	---	13,363	9	0.26%
FHLB fixed-rate advances	55,000	319	2.33%	55,000	316	2.33%	55,000	319	2.33%
Subordinated debenture (4)	5,000	37	2.93%	5,000	35	2.80%	5,000	48	3.80%
Total interest-bearing liabilities	793,947	1,748	0.88%	779,557	1,759	0.92%	737,762	1,804	0.98%
Demand accounts	256,211			245,117			228,861
Interest payable and other liabilities	8,622			8,231			9,686
Stockholders' equity	114,326			111,192			102,610
Total liabilities & stockholders' equity	$1,173,106			$1,144,097			$1,078,919
Tax-equivalent net interest income/margin (4)		$13,972	5.01%		$13,340	5.00%		$13,246	5.13%
Reported net interest income/margin		$13,757	4.93%		$13,128	4.92%		$13,033	5.05%
Tax-equivalent net interest rate spread			4.76%			4.73%			4.85%

	Six months ended			Six months ended
	June 30, 2010			June 30, 2009
(Dollars in thousands; unaudited)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets
Federal funds sold and other short-term investments	$29,122	$50	0.34%	$3,419	$3	0.17%
Investment securities
U.S. Government agencies (1)	88,602	1,613	3.64%	72,154	1,677	4.65%
Corporate CMOs and other (1)	13,365	308	4.61%	3,506	116	6.62%
Obligations of state and political subdivisions (2)	30,365	870	5.73%	28,026	810	5.78%
Loans and banker's acceptances (2) (3) (4)	925,599	27,978	6.01%	905,981	27,213	5.97%
Total interest-earning assets (4)	1,087,053	30,819	5.64%	1,013,086	29,819	5.85%
Cash and due from banks	33,233			23,116
Bank premises and equipment, net	7,985			8,082
Interest receivable and other assets, net	30,410			25,974
Total assets	$1,158,681			$1,070,258
Liabilities and Stockholders' Equity
Interest-bearing transaction accounts	$93,714	$49	0.11%	$89,453	$55	0.12%
Savings accounts	49,768	52	0.21%	44,800	45	0.20%
Money market accounts	396,897	1,526	0.78%	369,515	1,562	0.85%
CDARS® time accounts	68,429	442	1.30%	49,351	364	1.49%
Other time accounts	117,984	731	1.25%	93,704	810	1.74%
Overnight borrowings	---	---	---	21,493	28	0.26%
FHLB fixed-rate advances	55,000	635	2.33%	52,569	606	2.33%
Subordinated debenture (4)	5,000	72	2.86%	5,000	103	4.10%
Total interest-bearing liabilities	786,792	3,507	0.90%	725,885	3,573	0.99%
Demand accounts	250,694			219,270
Interest payable and other liabilities	8,427			10,138
Stockholders' equity	112,768			114,965
Total liabilities & stockholders' equity	$1,158,681			$1,070,258
Tax-equivalent net interest income/margin (4)		$27,312	5.00%		$26,246	5.15%
Reported net interest income/margin		$26,885	4.92%		$25,841	5.07%
Tax-equivalent net interest rate spread			4.74%			4.86%

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

BANK OF MARIN BANCORP

Second Quarter of 2010 Compared to Second Quarter of 2009

The tax-equivalent net interest margin of 5.01% in the second quarter of 2010 decreased twelve basis points from the second quarter of 2009. The decrease in the net interest margin was primarily due to lower yields on investment securities (as a result of increased prepayments and lower yields on recent purchases) and a shift in the mix of interest-earning assets in the second quarter of 2010, as the excess liquidity from deposit inflows was invested in lower-yielding interest-bearing due from banks and investments. The net interest spread decreased nine basis points over the same period for the same reasons.

Compared to the second quarter of 2009, net interest margin in the second quarter of 2010 benefited from lower rates on deposits and the subordinated debenture, partially offset by the effect of a higher volume of time deposits.

Total average interest-earning assets increased $82.3 million, or 8.1%, in the second quarter of 2010 compared to the second quarter of 2009. The increase primarily relates to an increase in average investment securities of $34.2 million, an increase of $24.9 million in average interest-bearing due from banks, and average loan growth of $23.2 million.

Market interest rates are in part based on the target Federal funds interest rate (the interest rate banks charge each other for short-term borrowings) implemented by the Federal Reserve Open Market Committee. In December of 2008, the target interest rate was brought to a historic low with a range of 0% to 0.25% where it remains as of June 30, 2010.

The average yield on interest-earning assets decreased nineteen basis points in the second quarter of 2010 compared to the second quarter of 2009, mainly driven by the decrease in yields on investment securities, reflecting lower yields on recently purchased securities in this low interest rate environment and acceleration of the amortization of premiums as a result of increased prepayments on agency securities and CMOs.

The yield on the loan portfolio, which comprised 84.5% and 89.1% of average interest-earning assets in the quarters ended June 30, 2010 and 2009, respectively, increased by nine basis points in the second quarter of 2010 over the comparable quarter a year ago. This is mainly due to new construction loans originated with higher rates than the loans that were paid off in the second quarter of 2010. Interest foregone on non-accrual loans represented a nine-basis point and an eight-basis point reduction to the net interest margin in the quarters ended June 30, 2010 and 2009, respectively.

The average balance of interest-bearing liabilities increased $56.2 million, or 7.6%, in the second quarter of 2010 compared to the same period a year ago. The increase was comprised of $69.6 million in interest-bearing deposit accounts, partially offset by a decrease of $13.4 million in overnight borrowings.  The mix of deposits reflected a shift towards higher-costing CDARS® and other time deposits from money market and interest-bearing transaction accounts.

The rate on interest-bearing liabilities decreased ten basis points in the second quarter of 2010 compared to the same quarter a year ago, primarily due to lower deposit offering rates and a lower rate on the subordinated debenture, partially offset by the effect of a shift in the mix from lower-rate overnight borrowings towards time deposits. The rates on time deposits, CDARS® time deposits, and money market accounts decreased forty basis points, eighteen basis points, and nine basis points, respectively, compared to the same quarter a year ago. In addition, the rate on the subordinated debenture decreased eighty-seven basis points due to a decline in the LIBOR rate, to which the borrowing is indexed.

Second Quarter of 2010 Compared to First Quarter of 2010

The tax equivalent net interest margin increased one basis point from the prior quarter.

Total average interest-earning assets increased $35.1 million, or 3.3%, in the second quarter of 2010 compared to the prior quarter, reflecting increases of $13.8 million in average investment securities, $13.8 million in average loans and $7.5 million in average Federal funds sold and interest-bearing due from banks.

BANK OF MARIN BANCORP

The yield on the loan portfolio increased six basis points in the second quarter of 2010 compared to the prior quarter, reflecting new construction loans originated with higher rates than the ones paid off in the second quarter of 2010. Interest foregone on non-accrual loans represented a nine-basis point reduction to the net interest margin in both the quarters ended June 30, 2010 and March 31, 2010.

The average balance of interest-bearing liabilities increased $14.4 million, or 1.9%, in the second quarter of 2010 compared to the prior quarter, due to an increase in average interest-bearing deposits.

The shift in the mix of deposits reflects a slight decrease in the average balance of money market accounts to 39.1% of average deposits, down from 42.2% in the previous quarter. The average balance of higher-costing time deposits (including CDARS® deposits) increased to 18.1% of average deposits, up from 16.0% in the previous quarter.

The overall rate on interest-bearing liabilities decreased four basis points in the second quarter of 2010 compared to the prior quarter. The rate paid on CDARS® deposits decreased nineteen basis points from the prior quarter, the rate on time deposits decreased four basis points and the rate on money market accounts decreased three basis points. The rate on the subordinated debenture increased thirteen basis points due to an increase in the three-month LIBOR rate, to which the debenture rate is indexed.

Six Months 2010 Compared to Six Months 2009

The tax-equivalent net interest margin decreased to 5.00% in the first six months of 2010, down fifteen basis points from the first six months of 2009. Lower agency securities yields were partially offset by lower rates on deposits and the subordinated debenture, and slightly higher loan yields. The decrease in the net interest margin also reflected a shift in the mix of interest-earning assets from higher-yielding loans to lower-yielding cash held at the Federal Reserve and other short-term investments, where the excess liquidity from deposit inflows was invested.

Average interest-earning assets increased $74.0 million, or 7.3%, in the first half of 2010 compared to the first half of 2009.  This included increases in average investment securities of $28.7 million, average short-term investments and Federal funds sold of $25.7 million and average loan growth of $19.6 million.

The yield on the loan portfolio, which comprised 85.1% and 89.4% of average earning assets in the six months ended June 30, 2010 and 2009, respectively, increased four basis points in the first half of 2010 compared to the first half of 2009, reflecting the reasons discussed above. Interest foregone on non-accrual loans represented a nine-basis point and a seven-basis point reduction to the net interest margin in the six months ended June 30, 2010 and 2009, respectively.

The lower yields on investment securities are a result of increased prepayments resulting in accelerated amortization of premiums, and lower yields on recently purchased securities. The yield on CMOs and other securities decreased 201 basis points in the first half of 2010 from the same period a year ago, the yield on agency securities decreased 101 basis points, and the yield on municipal bonds decreased five basis points.

The average balance of interest-bearing liabilities increased $60.9 million, or 8.4%, in the first half of 2010 compared to the first half of 2009.  The increases are pervasive in all categories of deposit accounts, most notably in money market accounts, which increased $27.4 million and time deposits (including CDARS®), which increased $43.4 million. Purchased funds increased $2.4 million in the first six months of 2010 compared to the first six months of 2009. These increases were partially offset by a decrease in overnight borrowings of $21.5 million. We have experienced a shift in the relative mix of interest-bearing deposits in the first half of 2010 compared to the first half of 2009 as the proportion of higher-costing time accounts (mainly CDARS®) has increased, while the proportion of money market deposit accounts has decreased.

The rate on interest-bearing liabilities decreased nine basis points in the six months ended June 30, 2010 compared to the six months ended June 30, 2009, reflecting the downward re-pricing of time deposits as they mature, as well as lower offering rates on most other types of deposits.  The rate on other time deposits, CDARS®, and money market accounts decreased forty-nine basis points, nineteen basis points, and seven basis points, respectively, in the six months ended June 30, 2010 compared to the six months ended June 30, 2009. The rate on the subordinated debenture dropped 124 basis points due to a decline in the three-month LIBOR rate, to which the debenture rate is indexed.

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

Our provision for loan losses totaled $1.4 million in the second quarter of 2010 compared to $700 thousand in the second quarter of 2009, and $1.6 million in the first quarter of 2010, and totaled $2.9 million and $1.9 million for the first half of 2010 and 2009, respectively.  The provision for loan losses increased in the second quarter of 2010 compared to the same period a year ago as Management re-evaluated loss factors assigned to certain loans, resulting in an increase to the allowance factors for substandard loans and commercial real estate non-owner occupied loans.  The provision for loan losses decreased in the second quarter of 2010 compared to the first quarter of 2010 primarily due to decreases in the volume of newly identified problem credits and losses on existing impaired loans, partially offset by higher loss factors assigned to non-owner-occupied commercial real estate loans and substandard loans.

The allowance for loan losses as a percentage of loans was 1.25% at June 30, 2010 and 1.16% at both December 31, 2009 and March 31, 2010.  The increase in allowance for loan losses as a percentage of loans at June 30, 2010 reflects increased allowance factors for certain higher-risk loans as discussed above.  Impaired loan balances totaled $11.7 million and $12.2 million at June 30, 2010 and December 31, 2009, respectively, with a specific valuation allowance of $501 thousand and $45 thousand, respectively.

Net charge-offs totaled $225 thousand, $1.5 million, and $854 thousand in the quarters ended June 30, 2010, March 31, 2010, and June 30, 2009, respectively, and totaled $1.7 million in each of the first halves of 2010 and 2009.  The majority of charge-offs in 2010 primarily relate to commercial, construction land development and single family residential construction loans secured by real property where the value of collateral has declined, and to a lesser extent personal loans. The percentage of net charge-offs to average loans was 0.02%, 0.17% and 0.09% for the quarters ended June 30, 2010, March 31, 2010, and June 30, 2009, respectively, reflecting the decrease in the newly identified problem credits, and totaled 0.19% in each of the first halves of 2010 and 2009.

BANK OF MARIN BANCORP

Non-interest Income

The table below details the components of non-interest income.

				June 30, 2010 compared to March 31, 2010		June 30, 2010 compared to June 30, 2009
	Three months ended			Amount	Percent	Amount	Percent
(dollars in thousands; unaudited)	June 30, 2010	March 31, 2010	June 30, 2009	Increase (Decrease)	Increase (Decrease)	Increase (Decrease)	Increase (Decrease)

Service charges on deposit accounts	$463	$446	$432	$17	3.8%	$31	7.2%
Wealth Management Services	368	395	351	(27)	(6.8%)	17	4.8%
Other non-interest income
Earnings on Bank-owned life insurance	173	170	174	3	1.8%	(1)	(0.6%)
Customer banking fees and other charges	155	127	108	28	22.0%	47	43.5%
Merchant Interchange income	262	117	125	145	123.9%	137	109.6%
Other income	84	94	83	(10)	(10.6%)	1	1.2%
Total other non-interest income	674	508	490	166	32.7%	184	37.6%
Total non-interest income	$1,505	$1,349	$1,273	$156	11.6%	$232	18.2%

	Six months ended		Amount	Percent
(dollars in thousands; unaudited)	June 30, 2010	June 30, 2009	Increase (Decrease)	Increase (Decrease)

Service charges on deposit accounts	$909	$867	$42	4.8%
Wealth Management Services	763	667	96	14.4%
Other non-interest income
Earnings on Bank-owned life insurance	343	345	(2)	(0.6%)
Customer banking fees and other charges	282	208	74	35.6%
Merchant Interchange income	379	232	147	63.4%
Other income	178	191	(13)	(6.8%)
Total other non-interest income	1,182	976	206	21.1%
Total non-interest income	$2,854	$2,510	$344	13.7%

The increase in service charges on deposit accounts, when compared to the same quarter a year ago and last quarter, is primarily attributable to the increase in the volume of deposit accounts.

Wealth Management Services (“WMS”) income increased from the same quarter a year ago, mainly due to an increase in assets under management. WMS income decreased from the prior quarter due to a decrease in assets under management due to market depreciation as well as the absence of one-time estate settlement fees earned in the first quarter of 2010.

Our Bank-owned life insurance income remains relatively consistent with both the same quarter last year and the prior quarter as we did not purchase any new policies in the past year.

The increase in customer banking fees, when compared to the same quarter a year ago and the prior quarter, is due to higher Visa® debit fees, primarily attributable to a higher volume of Visa® debit card usage.

Merchant interchange income increased from the same quarter a year ago and the prior quarter, due to an increase in transaction volume from our merchant customers.

Other non-interest income remained consistent with the same quarter a year ago and the prior quarter.

The increase in service charges on deposit accounts in the first six months of 2010, compared to the first six months of 2009, is primarily attributable to an increase in the volume of deposit accounts. The increase in WMS income is due to one time trust-services fees received in the first quarter of 2010, as well as the increase in assets under management.  When comparing the first six months of 2010 to the first six months of 2009, the increase in customer banking fees is primarily due to higher Visa® debit fees, for the same reason mentioned above.  Merchant interchange income increased due to the higher transaction volume from our merchant customers.

BANK OF MARIN BANCORP

Non-interest Expense

The table below details the components of non-interest expense.

				June 30, 2010 compared to March 31, 2010		June 30, 2010 compared to June 30, 2009
	Three months ended			Amount	Percent	Amount	Percent
(dollars in thousands; unaudited)	June 30, 2010	March 31, 2010	June 30, 2009	Increase (Decrease)	Increase (Decrease)	Increase (Decrease)	Increase (Decrease)
Salaries and related benefits	$4,561	$4,606	$4,418	$(45)	(1.0%)	$143	3.2%
Occupancy and equipment	914	898	842	16	1.8%	72	8.6%
Depreciation and amortization	360	338	336	22	6.5%	24	7.1%
FDIC insurance	375	362	832	13	3.6%	(457)	(54.9%)
Data processing costs	485	446	392	39	8.7%	93	23.7%
Professional services	454	432	395	22	5.1%	59	14.9%
Other non-interest expense
Advertising	140	44	130	96	218.2%	10	7.7%
Director expense	121	119	104	2	1.7%	17	16.3%
Other expense	1,181	977	1,151	204	20.9%	30	2.6%
Total other non-interest expense	1,442	1,140	1,385	302	26.5%	57	4.1%
Total non-interest expense	$8,591	$8,222	$8,600	$369	4.5%	$(9)	(0.1%)

	Six months ended		Amount	Percent
(dollars in thousands; unaudited)	June 30, 2010	June 30, 2009	Increase (Decrease)	Increase (Decrease)
Salaries and related benefits	$9,167	$8,764	$403	4.6%
Occupancy and equipment	1,812	1,619	193	11.9%
Depreciation and amortization	698	686	12	1.7%
FDIC insurance	737	1,149	(412)	(35.9%)
Data processing costs	931	773	158	20.4%
Professional services	886	818	68	8.3%
Other non-interest expense
Advertising	184	208	(24)	(11.5%)
Director expense	240	219	21	9.6%
Other expense	2,158	1,921	237	12.3%
Total other non-interest expense	2,582	2,348	234	10.0%
Total non-interest expense	$16,813	$16,157	$656	4.1%

The increase in salaries and benefit expenses, when compared to the same quarter last year, primarily reflected annual merit increases, higher personnel costs associated with branch expansion and higher employee insurance rates.  These increases were partially offset by a decrease in commissions. The decrease from the previous quarter reflects lower 401K matching contributions and payroll taxes, partially offset by higher salary expenses.  The number of full-time equivalent employees (“FTE”) totaled 198, 197 and 195 at June 30, 2010, March 31, 2010 and June 30, 2009, respectively.

The increase in occupancy and equipment expenses from the same period a year ago is primarily due to the rent of our new Greenbrae branch (opened in September 2009).  When compared to the previous quarter, occupancy and equipment expenses remained relatively consistent.

Depreciation and amortization expenses increased slightly compared to the same quarter last year and the prior quarter, mainly due to accelerated amortization of leasehold improvements on our existing Corte Madera branch, which is being relocated in July 2010.

The decrease in FDIC insurance compared to the same quarter a year ago is mainly due to the absence of a special assessment imposed by the FDIC totaling $496 thousand in the second quarter of 2009. FDIC insurance expense remained relatively consistent with the prior quarter.

BANK OF MARIN BANCORP

The increase in data processing expenses over the same quarter last year primarily reflects data processing costs associated with process re-engineering, an annual contractual rate increase, as well as a new data processing vendor utilized by our WMS for the outsourcing of certain trust operations.  Compared to the first quarter of 2010, data processing expenses increased due to process re-engineering costs.

The increase in professional service expenses compared to the second quarter of 2009 was primarily due to an increase in investment advisory fees attributable to an increase in assets under management and legal fees, partially offset by a decrease in accounting fees. The increase in professional service expenses compared to the prior quarter is mainly due to an increase in legal fees.

The increases in advertising expenses from the prior quarter and the same quarter a year ago are primarily due to new cable TV and online advertising.

The increase in director fees from the same quarter last year is primarily due to an increase in director compensation, partially offset by a reduction in the number of directors. Director fees remained essentially unchanged from the prior quarter.

Other non-interest expense remained consistent with the same quarter last year. The increase in other non-interest expense from the prior quarter is primarily due to increases in shareholder expenses related to our annual shareholder meeting, the printing and distribution of our annual report, and operational losses.

The year-to-date increase in salaries and benefits over the same period last year is primarily due to higher personnel costs and employee insurance costs associated with branch expansion, partially offset by lower commissions. The increases in occupancy and equipment expense are mainly due to an increase in rent for our new Greenbrae branch. The decrease in FDIC insurance is due to the absence of a special assessment, as discussed above.  The increase in data processing expense is due to process re-engineering costs, an annual contractual rate increase, as well as outsourcing certain trust operations. The increase in professional service expenses when compared to the same period of 2009 is mainly due to an increase in investment advisory fees.  Advertising expenses decreased primarily due to the timing of bank advertising programs. Director fees increased due to the director compensation rate increase, partially offset by fewer directors. The increase in other non-interest expense year-to-date was primarily due to increases in education and training, information technology and shareholders expenses.

Provision for Income Taxes

We reported a provision for income taxes of $2.0 million, $1.8 million, and $1.9 million for the quarters ended June 30, 2010, March 31, 2010, and June 30, 2009, respectively.  The effective tax rates were 37.3%, 37.4% and 37.4%, respectively, for those same periods. The provision for income taxes was $3.7 million and $3.9 million for the first six months ended June 30, 2010 and 2009, respectively.  These provisions reflect accruals for taxes at the applicable rates for federal income tax and California franchise tax based upon reported pre-tax income, adjusted for the effect of all permanent differences between income for tax and financial reporting purposes (such as earnings on qualified municipal securities, Bank-owned life insurance policies and certain federal tax-exempt loans). Therefore, there are normal fluctuations in the effective rate from period to period based on the relationship of net permanent differences to income before tax. We have not been subject to an alternative minimum tax during these periods.

Bancorp and the Bank have entered into a tax allocation agreement which provides that income taxes shall be allocated between the parties on a separate entity basis.  The intent of this agreement is that each member of the consolidated group will incur no greater tax liability than it would have incurred on a stand-alone basis.

BANK OF MARIN BANCORP

FINANCIAL CONDITION
Summary

During the first six months of 2010, total assets increased $63.9 million, or 5.7%, to $1.2 billion. This increase in assets primarily reflects increases in cash and cash equivalents of $30.5 million, net loans of $20.4 million and investment securities of $13.9 million.  The following table presents the composition of our loans outstanding by type:

Loans Outstanding
(Dollars in thousands; June 30, 2010 unaudited)	June 30, 2010	December 31, 2009
Commercial loans	$164,711	$164,643
Real estate
Commercial owner-occupied	152,504	146,133
Commercial investor	347,436	332,752
Construction	88,358	91,289
Home equity	87,947	83,977
Other residential (a)	70,719	69,369
Installment and other consumer loans	27,618	29,585
Total loans	939,293	917,748
Allowance for loan losses	(11,773)	(10,618)
Total net loans	$927,520	$907,130

(a) Our residential loan portfolio includes no sub-prime loans, nor is it our normal practice to underwrite loans commonly referred to as "Alt-A mortgages", the characteristics of which are loans lacking full documentation, borrowers having low FICO scores or collateral compositions reflecting high loan-to-value ratios.

At June 30, 2010, we had twenty-one non-accrual loans totaling $10.8 million compared to nineteen non-accrual loans totaling $11.6 million at December 31, 2009.  Impaired loan balances at June 30, 2010 and December 31, 2009 totaled $11.7 million and $12.2 million, respectively, which included troubled-debt restructured loans totaling $1.1 million and $781 thousand at June 30, 2010 and December 31, 2009, respectively.

Our investment securities portfolio increased $13.9 million in the first six months of 2010, primarily due to purchases of $27.4 million and the recognition of a zero-cost basis equity security at its fair value of $698 thousand, partially offset by $15.6 million of pay-downs on securities. Investment securities in our portfolio that may be backed by mortgages having sub-prime or Alt-A features (certain corporate CMOs) represent 6.0% of our total investment portfolio.

Other assets include net deferred tax assets of $6.1 million and $6.5 million at June 30, 2010 and December 31, 2009, respectively.  These deferred tax assets consist primarily of tax benefits expected to be realized in future periods related to temporary differences for the allowance for loan losses, depreciation, leases and deferred compensation.  Management believes these assets to be realizable due to the Bank’s consistent record of earnings and the expectation that earnings will continue at a level adequate to realize such benefits.

During the first six months of 2010, total liabilities increased $56.9 million to $1.1 billion, primarily due to an increase in deposits of $55.1 million.  The increase in deposits primarily reflects increases in CDARS® deposits of $29.6 million, non-interest bearing deposits of $27.1 million and other time deposits of $19.7 million, partially offset by a decrease in money market deposits of $34.2 million.   We attracted deposits due to the national movement towards lower-risk holdings and the safety and soundness of the Bank, as well as our focus on customer service.

Stockholders’ equity increased $6.9 million to $116.0 million during the first six months of 2010.  The increase in stockholders’ equity primarily reflects the net income accumulated during the period and an increase in the unrealized gain on available-for-sale securities, partially offset by cash dividends to shareholders.

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

The Bank’s and Bancorp’s capital adequacy ratios as of June 30, 2010 and December 31, 2009 are presented in the following tables.

Capital Ratios for Bancorp (in thousands; June 30, 2010 unaudited)	Actual Ratio		Ratio for Capital Adequacy Purposes
As of June 30, 2010	Amount	Ratio	Amount	Ratio
Total Capital (to risk-weighted assets)	$131,304	12.76%	>$82,314	≥8.00%
Tier 1 Capital (to risk-weighted assets)	$113,777	11.06%	>$41,157	≥4.00%
Tier 1 Capital (to average assets)	$113,777	9.70%	>$46,924	≥4.00%

As of December 31, 2009
Total Capital (to risk-weighted assets)	$124,515	12.33%	>$80,819	≥8.00%
Tier 1 Capital (to risk-weighted assets)	$108,433	10.73%	>$40,410	≥4.00%
Tier 1 Capital (to average assets)	$108,433	9.43%	>$45,988	≥4.00%

Capital Ratios for the Bank (in thousands; June 30, 2010 unaudited)	Actual Ratio		Ratio for Capital Adequacy Purposes		Ratio to be Well Capitalized under Prompt Corrective Action Provisions
As of June 30, 2010	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk-weighted assets)	$125,749	12.22%	>$82,312	≥8.00%	>$102,890	≥10.00%
Tier 1 Capital (to risk-weighted assets)	$108,222	10.52%	>$41,156	≥4.00%	>$61,734	≥6.00%
Tier 1 Capital (to average assets)	$108,222	9.23%	>$46,923	≥4.00%	>$58,654	≥5.00%

As of December 31, 2009
Total Capital (to risk-weighted assets)	$117,189	11.60%	>$80,819	≥8.00%	>$101,024	≥10.00%
Tier 1 Capital (to risk-weighted assets)	$101,107	10.01%	>$40,410	≥4.00%	>$60,614	≥6.00%
Tier 1 Capital (to average assets)	$101,107	8.79%	>$45,988	≥4.00%	>$57,485	≥5.00%

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

We obtain funds from the repayment and maturity of loans, as well as deposit inflows, investment security maturities and pay-downs, Federal funds purchases, FHLB advances and other borrowings.  Our primary uses of funds are the origination of loans, the purchase of investment securities, withdrawals of deposits, maturity of certificate of deposits, repayment of borrowings and dividends to common stockholders.

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

As presented in the accompanying unaudited consolidated statements of cash flows, the sources of liquidity vary between periods. Our cash and cash equivalents at June 30, 2010 totaled $69.2 million, an increase of $30.5 million over December 31, 2009. The primary sources of funds during the first six months of 2010 included a $55.1 million net increase in deposits, $15.6 million in pay-downs and maturities of investment securities and $11.3 million net cash provided by operating activities.  The primary uses of funds were $27.4 million in investment securities purchases and $22.3 million in loan originations (net of principal collections).

At June 30, 2010, our cash and cash equivalents and unpledged available-for-sale securities with contractual maturities within one year totaled $74.8 million.  The remainder of the unpledged available for sale securities portfolio of $102.9 million provides additional liquidity. Taken together, these liquid assets equaled 15.0% of our assets at June 30, 2010, compared to 11.9% at December 31, 2009. The increased liquidity at June 30, 2010 was primarily due to deposit growth exceeding loan growth.

We anticipate that cash and cash equivalents on hand and other sources of funds will provide adequate liquidity for our operating, investing and financing needs and our regulatory liquidity requirements for the foreseeable future. Management monitors our liquidity position daily, balancing loan funding/payments with changes in deposit activity and overnight investments.  We continually monitor our lending activity to ensure our liquidity position is not jeopardized.  Our emphasis on local deposits combined with our 9.8% equity to assets ratio, provides a very stable funding base. In addition to cash and cash equivalents, we have substantial additional borrowing capacity including unsecured lines of credit totaling $75.0 million with correspondent banks.  Further, on March 31, 2009, we pledged a certain residential loan portfolio that increased our borrowing capacity with the FRB, which currently totals $41.7million.  As of June 30, 2010, there is no debt outstanding to correspondent banks or the FRB.  We are also a member of the FHLB and have a line of credit (secured under terms of a blanket lien agreement by a pledge of essentially all of our financial assets) in the amount of $216.6 million, of which $161.6 million was available at June 30, 2010. Borrowings under the line are limited to eligible collateral. The interest rate on overnight borrowing with both correspondent banks and the FHLB is determined daily and approximates the Federal funds rate.

Undisbursed loan commitments, which are not reflected on the consolidated statement of condition, totaled $219.7 million at June 30, 2010 at rates ranging from 2.25% to 8.25%.  This amount included $122.9 million under commercial lines of credit (these commitments are contingent upon customers maintaining specific credit standards), $73.2 million under revolving home equity lines, $10.7 million under undisbursed construction loans, $4.2 million under standby letters of credit, and a remaining $8.7 million under personal and other lines of credit.

BANK OF MARIN BANCORP

These commitments, to the extent used, are expected to be funded primarily through the repayment of existing loans, deposit growth and existing balance sheet liquidity.  Over the next twelve months $189.6 million of time deposits will mature.  We expect these funds to be replaced with new time deposits.

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

Exposure to interest rate risk is reviewed at least quarterly by the ALCO and the Board of Directors. They utilize interest rate sensitivity simulation models as a tool for achieving these objectives and for developing ways in which to improve profitability. A simplified statement of condition is prepared on a quarterly basis as a starting point, using as inputs, actual loans, investments, borrowings and deposits. If potential changes to net equity value and NII resulting from hypothetical interest changes are not within the limits established by the Board of Directors, Management may adjust the asset and liability mix to bring interest rate risk within approved limits.

During 2009 and 2010, there has been no change to the Federal funds target rate, which has been kept at its historic low level of 0-0.25%. We expect to be slightly asset sensitive in a rising interest rate environment. In 2010, the rise in our liquidity level increased our asset sensitivity. However, due to loans at rate floors, we expect a lag in the upward re-pricing of loans when market rates begin to move up. We have mitigated earnings sensitivity to a certain extent through the procurement of fixed-rate borrowings from the FHLB. Also refer to “Market Risk Management” in our 2009 Annual Report on Form 10-K.

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

The Impact of New Financial Reform Legislation is Yet to be Determined

On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Act”), a landmark financial reform bill comprised of new rules and restrictions that will impact banks going forward. It includes key provisions aimed at preventing a repeat of the 2008 financial crisis and a new process for winding down failing, systemically important institutions in a manner as close to a controlled bankruptcy as possible.  The Act includes other key provisions as follows:

(1) The Act establishes a new Financial Stability Oversight Council to monitor systemic financial risks. The Board of Governors of the Federal Reserve (“Fed”) are given extensive new authorities to impose strict controls on large bank holding companies with total consolidated assets equal to or in excess of $50 billion and systemically significant nonbank financial companies to limit the risk they might pose for the economy and to other large interconnected companies. The Fed can also take direct control of troubled financial companies that are considered systemically significant.

(2) The Act also establishes a new independent Federal regulatory body for consumer protection within the Federal Reserve System known as the Bureau of Consumer Financial Protection (the "Bureau"), which will assume responsibility for most consumer protection laws (except the Community Reinvestment Act). It will also be in charge of setting appropriate consumer banking fees and caps. The Office of Comptroller of the Currency will continue to have authority to preempt state banking and consumer protection laws if these laws "prevent or significantly" interfere with the business of banking.

(3) The Act restricts the amount of trust preferred securities (“TPS”) that may be considered as Tier 1 Capital. For depository institution holding companies below $15 billion in total assets, TPS issued before May 19, 2010 will be grandfathered, so their status as Tier 1 capital does not change. However going forward, TPS will be disallowed as Tier 1 capital. Beginning January 1, 2013, Bank holding companies above $15 billion in assets will have a three-year phase-in period to fill the capital gap caused by the disallowance of the TPS issued before May 19, 2010.

BANK OF MARIN BANCORP

(4) The Act effects changes in the FDIC assessment base with stricter oversight.  A new council of regulators led by the U.S. Treasury will set higher requirements for the amount of cash banks must keep on hand. FDIC insurance coverage is made permanent at the $250 thousand level retroactive to January 1, 2008 and unlimited FDIC insurance is provided for noninterest-bearing transaction accounts in all banks effective December 31, 2010 through the end of 2012. Further, the Act removes the prohibition on payments of interest on demand deposit accounts as of July 21, 2011.  Thus, if a depositor sweeps any amount in excess of $250 thousand from a noninterest-bearing transaction account to an interest bearing demand deposit, there is no FDIC insurance coverage on the portion that is over $250 thousand coverage limit.

(5) The Act places certain limitations on investment and other activities by depository institutions, holding companies and their affiliates.

The impact of the Act on our banking operations is still uncertain due to the massive volume of new rules still subject to adoption and interpretation.

ITEM 2	Unregistered Sales of Equity Securities and Use of Proceeds

We did not have any unregistered sales of our equity securities during the three months ended June 30, 2010.

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

10.08	2010 Director Stock Plan is incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8 filed with the Securities and Exchange Commission on June 21, 2010.

11.01	Earnings Per Share Computation - included in Note 1 to the Consolidated Financial Statements.

31.01	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

BANK OF MARIN BANCORP

32.01	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

BANK OF MARIN BANCORP

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bank of Marin Bancorp
(registrant)

August 2, 2010	/s/ Russell A. Colombo
Date	Russell A. Colombo
President &
Chief Executive Officer

August 2, 2010	/s/ Christina J. Cook
Date	Christina J. Cook
Executive Vice President &
Chief Financial Officer

August 2, 2010	/s/ Larry R. Olafson
Date	Larry R. Olafson
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