Form 10-Q
period 2010-09-30
Bank of Marin Bancorp
filed 2010-11-03
CIK 1403475

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
(Mark One)

☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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
Yes    ☐         No  ☒

As of October 29, 2010 there were 5,269,724 shares of common stock outstanding.

PART I FINANCIAL INFORMATION

ITEM 1.  Financial Statements

BANK OF MARIN BANCORP
CONSOLIDATED STATEMENT OF CONDITION
at September 30, 2010 and December 31, 2009

(in thousands, except share data; September 30, 2010 unaudited)	September 30, 2010	December 31, 2009

Assets
Cash and due from banks	$73,546	$23,660
Short-term investments and Federal funds sold	24,208	15,000
Cash and cash equivalents	97,754	38,660

Investment securities
Held to maturity, at amortized cost	29,809	30,396
Available for sale (at fair value, amortized cost $114,625, and $96,752 at September 30, 2010 and December 31, 2009, respectively)	118,113	97,818
Total investment securities	147,922	128,214

Loans, net of allowance for loan losses of $12,023 and $10,618 at September 30, 2010 and December 31, 2009, respectively	926,111	907,130
Bank premises and equipment, net	8,584	8,043
Interest receivable and other assets	38,843	39,625

Total assets	$1,219,214	$1,121,672

Liabilities and Stockholders' Equity

Liabilities
Deposits
Non-interest bearing	$276,320	$230,551
Interest-bearing
Transaction accounts	99,367	89,660
Savings accounts	52,991	47,871
Money market accounts	392,381	416,481
CDARS® time accounts	70,661	51,819
Other time accounts	131,558	107,679
Total deposits	1,023,278	944,061

Federal Home Loan Bank borrowings	55,000	55,000
Subordinated debenture	5,000	5,000
Interest payable and other liabilities	17,322	8,560

Total liabilities	1,100,600	1,012,621

Stockholders' Equity
Preferred stock, no par value, $1,000 per share liquidation preference
Authorized - 5,000,000 shares; none issued	---	---
Common stock, no par value
Authorized - 15,000,000 shares
Issued and outstanding - 5,258,487 and 5,229,529 at September 30, 2010 and December 31, 2009, respectively	54,664	53,789
Retained earnings	61,927	54,644
Accumulated other comprehensive income, net	2,023	618

Total stockholders' equity	118,614	109,051

Total liabilities and stockholders' equity	$1,219,214	$1,121,672

The accompanying notes are an integral part of these consolidated financial statements.

BANK OF MARIN BANCORP
CONSOLIDATED STATEMENT OF INCOME
for the nine months ended September 30, 2010, and September 30, 2009

(in thousands, except per share amounts; unaudited)	September 30, 2010		September 30, 2009

Interest income
Interest and fees on loans		$42,146	$40,945
Interest on investment securities
Securities of U.S. Government agencies		2,442	2,471
Obligations of state and political subdivisions		855	818
Corporate debt securities and other		452	292
Interest on short-term investments and Federal funds sold		98	4
Total interest income		45,993	44,530

Interest expense
Interest on interest-bearing transaction accounts		81	86
Interest on savings accounts		79	69
Interest on money market accounts		2,128	2,359
Interest on CDARS® time accounts		663	550
Interest on other time accounts		1,122	1,188
Interest on borrowed funds		1,070	1,101
Total interest expense		5,143	5,353

Net interest income		40,850	39,177
Provision for loan losses		4,300	2,985
Net interest income after provision for loan losses		36,550	36,192

Non-interest income
Service charges on deposit accounts		1,355	1,323
Wealth Management and Trust Services		1,127	1,017
Other income		1,679	1,501
Total non-interest income		4,161	3,841

Non-interest expense
Salaries and related benefits		13,832	13,050
Occupancy and equipment		2,692	2,569
Depreciation and amortization		1,033	1,021
FDIC insurance		1,125	1,456
Data processing		1,422	1,173
Professional services		1,436	1,184
Other expense		3,780	3,480
Total non-interest expense		25,320	23,933
Income before provision for income taxes		15,391	16,100

Provision for income taxes		5,747	6,137
Net income		$9,644	$9,963

Preferred stock dividends and accretion	$	---	$(1,299)
Net income available to common stockholders		$9,644	$8,664

Net income per common share:
Basic		$1.84	$1.68
Diluted		$1.82	$1.66

Weighted average shares used to compute net income per common share:
Basic		5,231	5,172
Diluted		5,305	5,224

Dividends declared per common share		$0.45	$0.42

The accompanying notes are an integral part of these consolidated financial statements.

BANK OF MARIN BANCORP CONSOLIDATED STATEMENT OF INCOME for the three months ended September 30, 2010, June 30, 2010, and September 30, 2009

(in thousands, except per share amounts; unaudited)	September 30, 2010	June 30, 2010	September 30, 2009

Interest income
Interest and fees on loans	$14,296	$14,169	$13,860
Interest on investment securities
Securities of U.S. Government agencies	829	885	794
Obligations of state and political subdivisions	284	285	285
Corporate debt securities and other	144	138	176
Interest on short-term investments and Federal funds sold	48	28	1
Total interest income	15,601	15,505	15,116

Interest expense
Interest on interest-bearing transaction accounts	32	26	31
Interest on savings accounts	27	27	24
Interest on money market accounts	602	729	797
Interest on CDARS® time accounts	221	233	186
Interest on other time accounts	391	377	378
Interest on borrowed funds	363	356	364
Total interest expense	1,636	1,748	1,780

Net interest income	13,965	13,757	13,336
Provision for loan losses	1,400	1,350	1,100
Net interest income after provision for loan losses	12,565	12,407	12,236

Non-interest income
Service charges on deposit accounts	446	463	456
Wealth Management and Trust Services	364	368	350
Other income	497	674	525
Total non-interest income	1,307	1,505	1,331

Non-interest expense
Salaries and related benefits	4,665	4,561	4,286
Occupancy and equipment	880	914	950
Depreciation and amortization	335	360	335
FDIC insurance	388	375	307
Data processing	491	485	400
Professional services	550	454	366
Other expense	1,198	1,442	1,132
Total non-interest expense	8,507	8,591	7,776
Income before provision for income taxes	5,365	5,321	5,791

Provision for income taxes	2,006	1,983	2,190
Net income	$3,359	$3,338	$3,601

Net income per common share:
Basic	$0.64	$0.64	$0.69
Diluted	$0.63	$0.63	$0.68

Weighted average shares used to compute net income per common share:
Basic	5,241	5,234	5,205
Diluted	5,311	5,308	5,274

Dividends declared per common share	$0.15	$0.15	$0.14

The accompanying notes are an integral part of these consolidated financial statements.

BANK OF MARIN BANCORP CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY for the year ended December 31, 2009 and the nine months ended September 30, 2010

				Accumulated Other
					Comprehensive
	Preferred	Common Stock		Retained	Income,
(dollars in thousands; 2010 unaudited )	Stock	Shares	Amount	Earnings	Net of Taxes	Total
Balance at December 31, 2008	27,055	5,146,798	$51,965	$46,138	$388	$125,546
Comprehensive income:
Net income	---	---	---	12,765	---	12,765
Other comprehensive income
Net change in unrealized gain on available for sale securities (net of tax effect of $168)	---	---	---	---	230	230
Comprehensive income	---	---	---	12,765	230	12,995
Accretion of preferred stock	945	---	---	(945)	---	---
Repurchase of preferred stock	(28,000)	---	---	---	---	(28,000)
Stock options exercised	---	61,175	873	---	---	873
Excess tax benefit - stock-based compensation	---	---	291	---	---	291
Stock issued under employee stock purchase plan	---	894	24	---	---	24
Restricted stock granted	---	11,575	---	---	---	---
Stock-based compensation - stock options	---	---	330	---	---	330
Stock-based compensation - restricted stock	---	---	73	---	---	73
Cash dividends paid on common stock	---	---	---	(2,960)	---	(2,960)
Dividends on preferred stock	---	---	---	(354)	---	(354)
Stock issued in payment of director fees	---	9,087	233	---	---	233
Balance at December 31, 2009	---	5,229,529	53,789	54,644	618	109,051
Net income	---	---	---	9,644	---	9,644
Other comprehensive income
Net change in unrealized gain on available for sale securities (net of tax effect of $1,017)	---	---	---	---	1,405	1,405
Comprehensive income	---	---	---	9,644	1,405	11,049
Stock options exercised	---	18,516	244	---	---	244
Excess tax benefit - stock-based compensation	---	---	87	---	---	87
Stock issued under employee stock purchase plan	---	392	12	---	---	12
Restricted stock granted	---	6,150	---	---	---	---
Restricted stock forfeited / cancelled	---	(2,320)	---	---	---	---
Stock-based compensation - stock options	---	---	246	---	---	246
Stock-based compensation - restricted stock	---	---	86	---	---	86
Cash dividends paid on common stock	---	---	---	(2,361)	---	(2,361)
Stock issued in payment of director fees	---	6,220	200	---	---	200
Balance at September 30, 2010	---	5,258,487	$54,664	$61,927	$2,023	$118,614

The accompanying notes are an integral part of these consolidated financial statements.

BANK OF MARIN BANCORP CONSOLIDATED STATEMENT OF CASH FLOWS for the nine months ended September 30, 2010 and 2009

(in thousands, unaudited)	September 30, 2010	September 30, 2009

Cash Flows from Operating Activities:
Net income	$9,644	$9,963
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	4,300	2,985
Compensation expense--common stock for director fees	150	165
Stock-based compensation expense	332	304
Excess tax benefits from exercised stock options	(70)	(142)
Amortization of investment security premiums, net of accretion of discounts	848	284
Depreciation and amortization	1,033	1,021
Loss on sale of investment securities	---	9
Loss on sale of repossessed assets	6	29
Loss on disposal of premise and equipment	3	---
Net change in operating assets and liabilities:
Interest receivable	147	(4)
Interest payable	150	40
Deferred rent and other rent-related expenses	191	202
Other assets	(336)	(2,200)
Other liabilities	283	1,393
Total adjustments	7,037	4,086
Net cash provided by operating activities	16,681	14,049

Cash Flows from Investing Activities:
Purchase of securities held-to-maturity	---	(8,438)
Purchase of securities available-for-sale	(36,370)	(30,662)
Proceeds from sale of securities	---	1,410
Proceeds from paydowns/maturity of:
Securities held-to-maturity	480	320
Securities available-for-sale	24,316	29,906
Loans originated and principal collected, net	(21,776)	(32,557)
Purchase of premises and equipment	(1,577)	(986)
Proceeds from sale of repossessed assets	158	42
Net cash used in investing activities	(34,769)	(40,965)

Cash Flows from Financing Activities:
Net increase in deposits	79,217	97,001
Proceeds from stock options exercised	244	845
Net decrease in Federal Funds purchased and Federal
Home Loan Bank borrowings	---	(1,800)
Preferred stock repurchased	---	(28,000)
Cash dividends paid on common stock	(2,361)	(2,176)
Cash dividends paid on preferred stock	---	(451)
Stock issued under employee stock purchase plan	12	18
Excess tax benefits from exercised stock options	70	142
Net cash provided by financing activities	77,182	65,579

Net increase in cash and cash equivalents	59,094	38,663
Cash and cash equivalents at beginning of period	38,660	24,926

Cash and cash equivalents at end of period	$97,754	$63,589

Non-Cash Transactions: The nine-month period ended September 30, 2010 reflects a non-cash financing item of $200 thousand for stock issued to pay director fees and a non-cash investing item of $210 thousand of loans transferred to repossessed assets.  Also, the nine-month period ended September 30, 2010 reflects the purchase in late September of a $6.5 million available-for-sale security which is payable as of September 30, 2010. The nine-month period ended September 30, 2009 reflects non-cash financing items of $233 thousand for stock issued to pay director fees and $945 thousand for the accretion of preferred stock.  The nine-month period ended September 30, 2009 also reflects a non-cash investing item of $141 thousand of loans transferred to repossessed assets.

The accompanying notes are an integral part of these consolidated financial statements.

BANK OF MARIN BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Introductory Explanation

References in this report to “Bancorp” mean the Bank of Marin Bancorp as the parent holding company for Bank of Marin, the wholly-owned subsidiary (the “Bank”). References to “we,” “our,” “us” mean Bancorp and the Bank that are consolidated for financial reporting purposes.

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

Certain information and footnote disclosures presented in the annual financial statements are not included in the interim consolidated financial statements.  Accordingly, the accompanying unaudited interim consolidated financial statements should be read in conjunction with our 2009 Annual Report on Form 10-K.  The results of operations for the nine months ended September 30, 2010 are not necessarily indicative of the operating results for the full year.

The following table shows: 1) weighted average basic shares, 2) potential common shares related to stock options, non-vested restricted stock and stock warrant, and 3) weighted average diluted shares. Net income available to common stockholders is calculated as net income reduced by dividends accumulated on preferred stock and accretion of discounts on the preferred stock. Basic earnings per share (“EPS”) are calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding during each period.  Diluted EPS are calculated using the weighted average diluted shares. The number of potential common shares included in quarterly diluted EPS is computed using the average market prices during the three months included in the reporting period. For year-to-date diluted EPS, the number of potential common shares included in the denominator is determined by computing a year-to-date weighted average of the number of potential common shares included in each quarterly diluted EPS computation. Our calculation of weighted average shares includes two classes of our outstanding common stock: common stock and unvested restricted stock awards. Holders of restricted stock awards receive non-forfeitable dividends at the same rate as common stockholders and they both share equally in undistributed earnings.

BANK OF MARIN BANCORP

	Three months ended			Nine months ended
(in thousands, except per share data; unaudited)	September 30, 2010	June 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Weighted average basic shares outstanding	5,241	5,234	5,205	5,231	5,172
Add: Potential common shares related to stock options	42	45	49	46	45
Potential common shares related to non-vested restricted stock	3	3	3	3	1
Potential common shares related to warrant	25	26	17	25	6
Weighted average diluted shares outstanding	5,311	5,308	5,274	5,305	5,224

Net income	$3,359	$3,338	$3,601	$9,644	$9,963
Preferred stock dividends and accretion	---	---	---	---	(1,299)
Net income available to common stockholders	$3,359	$3,338	$3,601	$9,644	$8,664

Basic EPS	$0.64	$0.64	$0.69	$1.84	$1.68
Diluted EPS	$0.63	$0.63	$0.68	$1.82	$1.66

Weighted average anti-dilutive shares not included in the calculation of diluted EPS
Stock options	175	170	210	164	288
Non-vested restricted stock	---	---	---	---	2
Total anti-dilutive shares	175	170	210	164	290

Note 2: Recently Issued Accounting Standards

In July 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. The ASU amends FASB Accounting Standards Codification(TM) (the “Codification” or “ASC”) Topic 310, Receivables, to improve the disclosures about the credit quality of an entity’s financing receivables and the related allowance for credit losses. As a result of these amendments, an entity is required to disaggregate, by portfolio segment or class of financing receivable, certain existing disclosures and provide certain new disclosures about its financing receivables and related allowance for credit losses.

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

BANK OF MARIN BANCORP

(4) The nature and extent of financing receivables modified as troubled debt restructurings within the previous twelve months that defaulted during the reporting period by class of financing receivables and their effect on the allowance for credit losses; and

(5) Significant purchases and sales of financing receivables during the reporting period disaggregated by portfolio segments.

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

The following table summarizes our assets and liabilities that were required to be recorded at fair value on a recurring basis.

(in thousands; September 30, 2010 unaudited) Description of Financial Instruments	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Balance at September 30, 2010:
Securities available for sale:
Mortgage-backed securities and collaterized mortgage obligations issued by U.S. government agencies	$101,339	$	---		$101,339	$	---
Corporate collateralized mortgage obligations	$16,076	$	---		$16,076	$	---
Equity securities	$698		$698	$	---	$	---

Derivative financial liabilities (interest rate contracts)	$3,570	$	---		$3,570	$	---

Balance at December 31, 2009:
Securities available for sale	$97,818	$	---		$97,818	$	---

Derivative financial assets	$35	$	---		$35	$	---

Derivative financial liabilities	$1,624	$	---		$1,624	$	---

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

(in thousands; September 30, 2010 unaudited) Description of Financial Instruments	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs(Level 2) (a)	Significant Unobservable Inputs (Level 3) (b)	Losses for the three months ended September 30, 2010 (c)	Losses for the nine months ended September 30, 2010 (c)
At September 30, 2010:
Impaired loans carried at fair value (d)	$6,890	$	---	$1,049	$5,841	$1,502	$3,702

At December 31, 2009:							Losses for the year ended December 31, 2009
Impaired loans carried at fair value (d)	$7,620	$	---	$406	$7,214		$4,887

(a) Represents impaired loan principal balances net of specific valuation allowance of $342 thousand and $34 thousand at September 30, 2010 and December 31, 2009, respectively, determined using the discounted cash flow method.
(b) Represents collateral-dependent loan principal balances that had been generally written down to the appraised value of the underlying collateral, net of specific valuation allowance of $510 thousand and $11 thousand at September 30, 2010 and December 31, 2009, respectively. The carrying value of loans fully charged-off, which includes unsecured lines of credit, overdrafts and all other loans, is zero at the end of each period presented.
(c) Represents net charge-offs during the period presented and the specific valuation allowance established on loans during the period.
(d) Represents the portion of impaired loans that have been written down to their fair value.

Disclosures about Fair Value of Financial Instruments

The table below is a summary of fair value estimates for financial instruments as of September 30, 2010 and December 31, 2009, excluding financial instruments recorded at fair value on a recurring basis (summarized in a separate table). The carrying amounts in the following table are recorded in the statement of condition under the indicated captions. We have excluded non-financial assets and non-financial liabilities defined by the Codification (ASC 820-10-15-1A), such as Bank premises and equipment, deferred taxes and other liabilities.  In addition, we have not disclosed the fair value of financial instruments specifically excluded from disclosure requirements of the Financial Instruments Topic of the Codification (ASC 825-10-50-8), such as Bank-owned life insurance policies.

BANK OF MARIN BANCORP

	September 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
(in thousands; 2010 amounts unaudited)	Amounts	Value	Amounts	Value
Financial assets
Cash and cash equivalents	$97,754	$97,754	$38,660	$38,660
Investment securities held to maturity	29,809	31,521	30,396	30,786
Loans, net	926,111	941,779	907,130	891,117
Interest receivable	4,191	4,191	4,338	4,338
Financial liabilities
Deposits	1,023,278	1,024,169	944,061	944,469
Federal Home Loan Bank long-term borrowings	55,000	57,712	55,000	54,058
Subordinated debenture	5,000	4,753	5,000	4,146
Interest payable	1,125	1,125	975	975

Following is a description of methods and assumptions used to estimate the fair value of each class of financial instrument not recorded at fair value, but required for disclosure purposes:

Cash and Cash Equivalents – The carrying amounts of cash and cash equivalents approximate their fair value due to the short-term nature of these instruments.

Held-to-maturity Securities - Held-to-maturity securities, which generally consist of obligations of state & political subdivisions, are recorded at their amortized cost. Their fair value for disclosure purposes is determined using methodologies similar to those described above for available-for-sale securities using Level 2 inputs. If Level 2 inputs are not available, we may utilize pricing models that incorporate unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities (Level 3).  As of September 30, 2010, we did not hold any securities whose fair value was measured using significant unobservable inputs.

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

BANK OF MARIN BANCORP

Note 4:  Investment Securities

Our investment securities portfolio consists primarily of U.S. government agency securities, including mortgage-backed securities (“MBS”) and collateralized mortgage obligations (“CMOs”) issued or guaranteed by Federal National Mortgage Association (“FNMA”), Federal Home Loan Mortgage Corporation (“FHLMC”), or Government National Mortgage Association (“GNMA”). Our portfolio also includes obligations of state and political subdivisions, as well as corporate CMOs and equity securities, as reflected in the table below.

	September 30, 2010				December 31, 2009
			Gross Unrealized				Gross Unrealized
(in thousands; September 30, 2010 unaudited)	Amortized Cost	Fair Value	Gains	(Losses)	Amortized Cost	Fair Value	Gains	(Losses)
Held-to-maturity
Obligations of state and political subdivisions	$29,809	$31,521	$1,822	$(110)	$30,396	$30,786	$774	$(384)

Available-for-sale
Securities of U. S. government agencies:
MBS pass-through securities issued by FNMA and FHLMC	15,131	15,703	573	(1)	12,882	13,086	253	(49)
CMOs issued by FNMA	13,502	14,016	514	---	18,207	18,527	479	(159)
CMOs issued by FHLMC	25,964	26,691	727	---	30,664	30,912	530	(282)
CMOs issued by GNMA	44,139	44,929	790	---	15,180	15,657	477	---
Debentures of government sponsored agencies	---	---	---	---	5,000	5,040	46	(6)
Corporate CMOs	15,889	16,076	207	(20)	14,819	14,596	1	(224)
Equity securities	---	698	698	---	---	---	---	---
Total securities available for sale	114,625	118,113	3,509	(21)	96,752	97,818	1,786	(720)

Total investment securities	$144,434	$149,634	$5,331	$(131)	$127,148	$128,604	$2,560	$(1,104)

As a member bank of Visa U.S.A., we hold 16,939 shares of Visa Inc. Class B common stock at a zero cost basis.  These shares are restricted from resale until their conversion into Class A (voting) shares on the later of March 25, 2011 or the termination of Visa Inc.’s covered litigation escrow account. The conversion rate will be determined upon the final resolution of the Visa Inc. covered litigation described in Note 13 to the Consolidated Financial Statements in our 2009 Form 10-K.  We expect our shares of Class B common stock to qualify for sale within one year.  As such, the stock was classified as available-for-sale securities and reported at fair value, with the unrealized gain, net of tax, recognized in other comprehensive income.  The fair value of the Class B common stock we own was $698 thousand as of September 30, 2010 based on the Class A as-converted rate of 0.5550.

The amortized cost and fair value of investment debt securities by contractual maturity at September 30, 2010 are shown below.  Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties. Equity securities with a zero cost basis and a fair value of $698 thousand are excluded from the following table.

	September 30, 2010
	Held to Maturity		Available for Sale
(in thousands; unaudited)	Amortized Cost	Fair Value	Amortized Cost		Fair Value
Within one year	$1,292	$1,317	$	---	$	---
After one but within five years	3,515	3,676		---		---
After five years through ten years	16,164	17,274		17,444		17,861
After ten years	8,838	9,254		97,181		99,554
Total	$29,809	$31,521		$114,625		$117,415

At September 30, 2010, investment securities carried at $1.3 million were pledged with the Federal Reserve Bank of San Francisco (“FRB”) to secure our Treasury, Tax and Loan account.  At September 30, 2010, investment securities carried at $29.4 million were pledged with the State of California:  $28.7 million to secure public deposits in compliance with the Local Agency Security Program and $670 thousand to provide collateral for trust deposits. In addition, at September 30, 2010, investment securities carried at $1.4 million were pledged to collateralize an internal Wealth Management and Trust Services checking account and $4.1 million were pledged to collateralize interest rate swap as discussed in Note 9.

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

Four and thirty investment securities were in unrealized loss positions at September 30, 2010 and December 31, 2009, respectively.  They are summarized and classified according to the duration of the loss period as follows:

September 30, 2010	< 12 continuous months		> 12 continuous months		Total Securities in a loss position
(In thousands; unaudited)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
Held-to-maturity
Obligations of state & political subdivisions	$ ---	$ ---	$1,948	$(110)	$1,948	$(110)

Available-for-sale
Securities of U. S. government agencies	1,654	(1)	---	---	1,654	(1)
Corporate CMOs	---	---	1,369	(20)	1,369	(20)
Total available for sale	1,654	(1)	1,369	(20)	3,023	(21)
Total temporarily impaired securities	$1,654	$(1)	$3,317	$(130)	$4,971	$(131)

December 31, 2009	< 12 continuous months		> 12 continuous months		Total Securities in a loss position
(In thousands)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
Held-to-maturity
Obligations of state & political subdivisions	$6,351	$(76)	$1,753	$(308)	$8,104	$(384)

Available-for-sale
Securities of U. S. government agencies	25,737	(496)	---	---	25,737	(496)
Corporate CMOs	14,384	(224)	---	---	14,384	(224)
Total available for sale	40,121	(720)	---	---	40,121	(720)
Total temporarily impaired securities	$46,472	$(796)	$1,753	$(308)	$48,225	$(1,104)

The security in a loss position for more than twelve continuous months relates to one debenture issued by a local subdivision with payments collected through property tax assessments in an affluent community.  This security is still investment grade without delinquency history. This security will continue to be monitored as part of our ongoing impairment analysis, but is expected to perform. As a result, we concluded that it was not other-than-temporarily impaired at September 30, 2010.

The unrealized losses associated with debt securities of U.S. government agencies are primarily driven by changes in interest rates and not due to the credit quality of the securities. Further, securities backed by GNMA, FNMA, or FHLMC have the guarantee of the full faith and credit of the U.S. Federal Government.

The unrealized loss associated with the corporate CMO is primarily related to securities backed by residential mortgages, which was AAA rated or equivalent by at least one major rating agency. We estimate loss projections for each security by assessing loans collateralizing the security and determining expected default rates and loss severities. Based upon our assessment of expected credit losses of the security given the performance of the underlying collateral and credit enhancements where applicable, we concluded that the security was not other-than-temporarily impaired at September 30, 2010.

BANK OF MARIN BANCORP

Securities Carried at Cost

As a member of the FHLB, we are required to maintain a minimum investment in the FHLB capital stock determined by the Board of Directors of the FHLB. The minimum investment requirements can also increase in the event we need to increase our borrowing capacity with the FHLB. Shares cannot be purchased or sold except between the FHLB and its members at its $100 per share par value.  We held $5.0 million and $4.7 million of FHLB stock recorded at cost in other assets at September 30, 2010 and December 31, 2009, respectively. On August 12, 2010, the FHLB declared a cash dividend for the second quarter of 2010 at an annualized dividend rate of 0.44%.  Management expects to be able to redeem this stock at cost, and therefore does not believe the FHLB stock to be other-than-temporarily impaired.

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

Activity in the allowance for loan losses follows:

	Three months ended				Nine months ended
(Dollars in thousands; unaudited)	September 30, 2010	June 30, 2010	September 30, 2009		September 30, 2010	September 30, 2009
Beginning balance	$11,773	$10,648		$10,135	$10,618		$9,950
Provision for loan loss charged to expense	1,400	1,350		1,100	4,300		2,985
Loans charged off	(1,159)	(241)		(392)	(2,947)		(2,238)
Loan loss recoveries	9	16		275	52		421
Ending balance	$12,023	$11,773		$11,118	$12,023		$11,118

Total loans outstanding at period end, before deducting allowance for loan losses	$938,134	$939,293		$919,844	$938,134		$919,844

Ratio of allowance for loan losses to total loans	1.28%	1.25%		1.21%	1.28%		1.21%

Non-accrual loans at period end:
Construction	$4,955	$5,654	$	---	$4,955	$	---
Commercial real estate	3,388	3,455		4,353	3,388		4,353
Commercial	1,562	1,354		1,346	1,562		1,346
Installment and other consumer	404	310		139	404		139
Home equity	150	---		211	150		211
Residential real estate	150	---		---	150		---
Total non-accrual loans	10,609	10,773		6,049	10,609		6,049
Accruing impaired construction loans	---	---		589	---		589
Accruing troubled-debt restructured loans:
Installment and other consumer	909	908		377	909		377
Home equity	260	---		---	---		---
Total accruing restructured loans	1,169	908		377	909		377
Total impaired loans	$11,778	$11,681		$7,015	$11,518		$7,015

Allowance for loan losses to non-accrual loans at period end	113.33%	109.28%		183.80%	113.33%		183.80%

Non-accrual loans to total loans	1.13%	1.15%		0.66%	1.13%		0.66%

Average recorded investment in impaired loans	$12,219	$12,093		$8,950	$12,142		$8,222

Foregone interest income on non-accrual loans	$253	$243		$237	$732		$583

Cash receipt on non-accrual loan interest and recognized as interest income	$57	$23		$60	$82		$70

Specific valuation allowances on impaired loans totaled $852 thousand, $501 thousand and $224 thousand at September 30, 2010, June 30, 2010 and September 30, 2009, respectively.  The amount of the recorded investment in impaired loans for which there is no related specific valuation allowance for loan losses totaled $5.2 million, $8.3 million and $4.6 million at September 30, 2010, June 30, 2010 and September 30, 2009, respectively. Generally, we charge off our estimated losses related to specifically-identified impaired loans as the losses are identified. The charged-off portion of impaired loans outstanding at September 30, 2010 totaled approximately $5.6 million.  At September 30, 2010, there were no significant commitments to extend credit on impaired loans. There were no accruing loans past due more than 90 days at September 30, 2010, June 30, 2010 or September 30, 2009.

BANK OF MARIN BANCORP

The principal balance on loans whose contractual terms have been restructured in a manner which grants a concession to a borrower experiencing financial difficulties was $1.2 million, $1.1 million and $456 thousand at September 30, 2010, June 30, 2010 and September 30, 2009, respectively, of which $1.2 million, $908 thousand and $377 thousand, respectively, were accruing interest. These restructured loan amounts have been included in the impaired loan totals noted in the table above.

Note 6: Borrowings

Federal Funds Purchased – We have unsecured lines of credit totaling $75.0 million with correspondent banks for overnight borrowings.  In general, interest rates on these lines approximate the Federal funds target rate. At September 30, 2010 and December 31, 2009, we had no overnight borrowings outstanding under these credit facilities.

Federal Home Loan Bank Borrowings – As of September 30, 2010 and December 31, 2009, we had lines of credit with the FHLB totaling $214.1 million and $236.2 million, respectively.  At September 30, 2010 and December 31, 2009, we had no FHLB overnight borrowings.

On February 5, 2008, we entered into a ten-year borrowing agreement under the same FHLB line of credit for $15.0 million at a fixed rate of 2.07%. Interest-only payments are required every three months until maturity. Although the entire principal is due on February 5, 2018, the FHLB has the unconditional right to accelerate the due date on November 5, 2010 and every three months thereafter (the “put dates”). If the FHLB exercises its right to accelerate the due date, the FHLB will offer replacement funding at the current market rate, subject to certain conditions. We must comply with the put date, but are not required to accept replacement funding.

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

At September 30, 2010, $159.1 million was remaining as available for borrowing from the FHLB under a formula based on eligible collateral, mainly a portfolio of loans. The FHLB overnight borrowing and line of credit are secured by certain loans under a blanket lien.

Federal Reserve Line of Credit – We also have a line of credit with the FRB. On March 30, 2009, we pledged a certain residential loan portfolio that increased our borrowing capacity with the FRB.  At September 30, 2010 and December 31, 2009, we have borrowing capacity under this line totaling $41.8 and $38.0 million, respectively, and had no outstanding borrowings with the FRB.

Subordinated Debt – On September 17, 2004 we issued a 15-year, $5.0 million subordinated debenture through a pooled trust preferred program, which matures on June 17, 2019.  We have the right to redeem the debenture, in whole or in part, at the redemption price at principal amounts in multiples of $1.0 million on any interest payment date on or after June 17, 2009.  The interest rate on the debenture changes quarterly and is paid quarterly at the three-month LIBOR plus 2.48%. The rate at September 30, 2010 was 2.77%. The debenture is subordinated to the claims of depositors and our other creditors.

BANK OF MARIN BANCORP

Note 7:  Stockholders' Equity

Preferred Stock

Pursuant to the U.S. Treasury Capital Purchase Program (the “TCPP”), on December 5, 2008, we issued to the U.S. Treasury 28,000 shares of senior preferred stock with a zero par value and a $1,000 per share liquidation preference, along with a warrant to purchase 154,242 shares of common stock at a per share exercise price of $27.23, in exchange for aggregate consideration of $28 million.  The proceeds of $28 million were allocated between the preferred stock and the warrant with $27.0 million allocated to preferred stock and $961 thousand allocated to the warrant, based on their relative fair value at the time of issuance. The discount on the preferred stock (i.e., difference between the initial carrying amount and the liquidation amount) was calculated to be accreted over the five-year period preceding the 9% perpetual dividend, using the effective yield method. The preferred stock called for a 5% coupon dividend rate for the first five years and 9% thereafter. The warrant was immediately exercisable and expires 10 years after the issuance date.

Under the American Recovery and Reinvestment Act of 2009, which allows participants in the TCPP to withdraw from the program, we repurchased all 28,000 shares of outstanding preferred stock from the U.S. Treasury for $28 million plus accrued but unpaid dividends of $179 thousand on March 31, 2009. At the time of repurchase, we accelerated the remaining accretion of the preferred stock totaling $945 thousand through retained earnings in accordance with accounting requirements, reducing our net income available to common stockholders.  The warrant remains outstanding, and was subsequently adjusted for cash dividend increases in accordance with Section 13(c) of the Form of Warrant for Purchase of Shares of Common Stock agreement to represent 154,428 common shares available for purchase at a per share exercise price of $27.20.

Dividends

Presented below is a summary of cash dividends paid to common shareholders, which are recorded as a reduction of retained earnings.

	Three months ended			Nine months ended
(in thousands except per share data, unaudited)	September 30, 2010	June 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Cash dividends to common shareholders	$789	$787	$730	$2,361	$2,176
Cash dividends per common share	$0.15	$0.15	$0.14	$0.45	$0.42

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

The contractual amount of loan commitments and standby letters of credit not reflected on the consolidated statement of condition was $247.5 million at September 30, 2010 at rates ranging from 1.91% to 8.25%.  This amount included $136.7 million under commercial lines of credit (these commitments are contingent upon customers maintaining specific credit standards), $73.5 million under revolving home equity lines, $23.7 million under undisbursed construction loans, $4.2 million under standby letters of credit, and a remaining $9.4 million under personal and other lines of credit. We have set aside an allowance for losses in the amount of $495 thousand for these commitments, which is recorded in interest payable and other liabilities.

Operating Leases

We rent certain premises and equipment under long-term non-cancelable operating leases expiring at various dates through the year 2024. Commitments under these leases approximate $573 thousand, $2.4 million, $2.3 million, $2.2 million and $2.1 million for 2010 (October through December), 2011, 2012, 2013, and 2014 respectively, and $16.6 million for all years thereafter.

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

BANK OF MARIN BANCORP

Note 9:  Derivative Financial Instruments and Hedging Activities

We have entered into interest rate swap agreements, primarily as an asset/liability management strategy, in order to mitigate the changes in the fair value of specified long-term fixed-rate loans (or firm commitments to enter into long-term fixed-rate loans) caused by changes in interest rates.  These hedges allow us to offer long-term fixed rate loans to customers without assuming the interest rate risk of a long-term asset. Converting our fixed-rate interest stream to a floating-rate interest stream, generally benchmarked to the one-month U.S. dollar LIBOR index, protects us against changes in the fair value of our loans otherwise associated with fluctuating interest rates.

The fixed-rate payment features of the interest rate swap agreements are generally structured at inception to mirror all of the provisions of the hedged loan agreements. These interest rate swaps, designated and qualified as fair value hedges, are carried on the balance sheet at their fair value in other assets (when the fair value is positive) or in other liabilities (when the fair value is negative). One of our interest rate swap agreements qualifies for shortcut hedge accounting treatment. The change in fair value of the swap using the shortcut accounting treatment is recorded in other non-interest income, while the change in fair value of swaps using non-shortcut accounting is recorded in interest income.  The unrealized gain or loss in fair value of the hedged fixed-rate loan is recorded as an adjustment to the hedged loan and offset in other non-interest income (for shortcut accounting treatment) or interest income (for non-shortcut accounting treatment).

From time to time, we make firm commitments to enter into long-term fixed-rate loans with borrowers backed by yield maintenance agreements and simultaneously enter into forward interest rate swap agreements with correspondent banks to mitigate the change in fair value of the yield maintenance agreement. Prior to loan funding, yield maintenance agreements with net settlement features that meet the definition of a derivative are considered as non-designated hedges and are carried on the balance sheet at their fair value in other assets (when the fair value is positive) or in other liabilities (when the fair value is negative). The offsetting changes in the fair value of the forward swap and the yield maintenance agreement are recorded in interest income. In June 2007 and August 2010, previously undesignated forward swaps were designated to offset the change in fair value of a fixed-rate loan originated in each of those periods. Since designation, the related yield maintenance agreements are no longer considered derivatives.  Their fair value at the designation date was recorded in other assets and is amortized using the effective yield method over the life of the respective designated loans.

The net effect of the change in fair value of interest rate swaps, the amortization of the yield maintenance agreements and the change in the fair value of the hedged loans results in an insignificant amount of hedge ineffectiveness recognized in interest income.

Our credit exposure, if any, on interest rate swaps is limited to the net favorable value (net of any collateral pledged, if any) and interest payments of all swaps by each counterparty. Conversely, when an interest rate swap is in a liability position exceeding a certain threshold, we are required to post collateral to the counterparty in an amount determined by the agreements (generally when our derivative liability position is greater than $100 thousand or $1.3 million, depending upon the counterparty).  Collateral levels are monitored and adjusted on a regular basis for changes in interest rate swap values. The aggregate fair value of all derivative instruments that are in a liability position and have collateral requirements on September 30, 2010 is $3.6 million, for which we have posted collateral in the form of securities available for sale totaling $4.1 million.

As of September 30, 2010, we had five interest rate swap agreements, which are scheduled to mature in September 2018, April 2019, June 2020, August 2020 and June 2022.  All of our derivatives are accounted for as fair value hedges. Our interest rate swaps are settled monthly with counterparties. Accrued interest on the swaps totaled $62 thousand as of September 30, 2010. Information on our derivatives follows:

BANK OF MARIN BANCORP

	Asset derivatives		Liability derivatives
(in thousands; September 30, 2010 unaudited)	September 30, 2010	December 31, 2009	September 30, 2010	December 31, 2009

Fair value hedges
Interest rate contracts notional amount	---	$1,905	$23,568	$17,076
Credit risk amount	---	35	---	---
Interest rate contracts fair value (1)	---	35	3,570	1,624
Balance sheet location	---	Other assets	Other liabilities	Other liabilities

	Three months ended
(in thousands; unaudited)	September 30, 2010	June 30, 2010	September 30, 2009
Decrease in fair value of interest rate contracts recognized in interest income	$(853)	$(906)	$(372)
Payment on interest rate swaps recorded in interest income	(225)	(210)	(219)
Increase in value of hedged loans recognized in interest income	561	934	405
Increase (decrease) in fair value of yield maintenance agreements recognized against interest income	303	(5)	(5)
Net loss on derivatives recognized in interest income (2)	$(214)	$(187)	$(191)

	Nine months ended
(in thousands; unaudited)	September 30, 2010	September 30, 2009
(Decrease) increase in fair value of interest rate contracts recognized in interest income	$(1,980)	$1,268
Payment on interest rate swaps recorded in interest income	(648)	(630)
Increase (decrease) in value of hedged loans recognized in interest income	1,715	(1,299)
Increase (decrease) in fair value of yield maintenance agreements recognized against interest income	294	(14)
Net loss on derivatives recognized in interest income (2)	$(619)	$(675)

(1) See Note 3 for valuation methodology.
(2) Ineffectiveness of $11 thousand, $23 thousand, and $28 thousand was recorded in interest income during the three months ended September 30, 2010, June 30, 2010,  and September 30, 2009, respectively.  Ineffectiveness of $29 thousand and ($45) thousand was recorded in interest income during the nine months ended September 30, 2010 and 2009, respectively. The full change in value of swaps was included in the assessment of hedge effectiveness.

BANK OF MARIN BANCORP

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

In the following pages, Management discusses its analysis of the financial condition and results of operations for the third quarter of 2010 compared to the third quarter of 2009 and to the prior quarter (second quarter of 2010), as well as the nine-month period ended September 30, 2010 compared to the same period in 2009. This discussion should be read in conjunction with the related consolidated financial statements in this Form 10-Q and with the audited consolidated financial statements and accompanying notes included in our 2009 Annual Report on Form 10-K.  Average balances, including balances used in calculating certain financial ratios, are generally comprised of average daily balances.

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

Forward-looking statements are based on Management's current expectations regarding economic, legislative, and regulatory issues that may impact our earnings in future periods. A number of factors—many of which are beyond Management’s control—could cause future results to vary materially from current Management expectations. Such factors include, but are not limited to: general economic conditions; the financial downturn in the U.S. and abroad; changes in interest rates, deposit flows, real estate values and competition; changes in accounting principles, policies or guidelines; changes in legislation or regulation; and other economic, competitive, governmental, regulatory and technological factors affecting our operations, pricing, products and services. These and other important factors are detailed in the Risk Factors section of our 2009 Form 10-K as filed with the SEC, copies of which are available from us at no charge. Forward-looking statements speak only as of the date they are made. We do not undertake to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made, or to reflect the occurrence of unanticipated events.

Executive Summary

We reached an important milestone by exceeding $1 billion in deposits in the third quarter of 2010, while continuing our solid and consistent level of earnings, as a result of our conservative banking fundamentals, relationship banking, and the strength of the markets that we serve.

Our third quarter 2010 earnings totaled $3.4 million, compared to $3.6 million in the third quarter of 2009 and $3.3 million in the second quarter of 2010.  Diluted earnings per share were $0.63 in both the second and third quarters of 2010, compared to $0.68 in the third quarter of 2009.

Earnings for the nine-month period ended September 30, 2010 totaled $9.6 million, compared to $10.0 million for the same period a year ago.  Diluted earnings per share for the nine-month period ended September 30, 2010 totaled $1.82, up $0.16 from the same period a year ago.  The earnings per common share of $1.66 for the first nine months of 2009 were reduced by $0.25 as a result of Bancorp’s participation and withdrawal from the TCPP and $0.06 related to an FDIC special assessment.

The decreases in the quarter-to-date and year-to-date earnings as of September 30, 2010 compared to the same periods in 2009 primarily reflect higher personnel costs associated with branch expansion, a higher provision for loan losses as discussed below, and higher professional costs associated with strategic expansion initiatives, partially offset by higher net interest income, mainly due to growth in interest-earning assets.

BANK OF MARIN BANCORP

Total loans grew to $938.1 million at September 30, 2010, representing an increase of $20.4 million, or 2.2%, from December 31, 2009, mainly driven by growth in commercial real estate loans, partially offset by lower levels of commercial and construction loans. Total loans at September 30, 2010 remained relatively unchanged since June 30, 2010.

On October 14, 2010, we opened our Santa Rosa loan production office, which is expected to be converted to a full service branch by early 2011. In addition, we plan on opening another branch in the City of Sonoma in early 2011. This market expansion initiative is expected to position us for further growth.

Non-accrual loans totaled $10.6 million, or 1.13% of Bancorp’s loan portfolio at September 30, 2010, compared to $10.8 million, or 1.15% of Bancorp’s loan portfolio at June 30, 2010, and $11.6 million, or 1.26% at December 31, 2009.  Accruing loans past due 30 to 89 days increased to $4.6 million at September 30, 2010 from $3.7 million at June 30, 2010 and $835 thousand at December 31, 2009.

The provision for loan losses totaled $1.4 million in the second and third quarters of 2010, compared to $1.1 million in the same quarter a year ago. The provision for loan losses totaled $4.3 million and $3.0 million in the first nine months of 2010 and 2009, respectively. The increase to the provision for loan losses in the first nine months of 2010 compared to the same period last year primarily reflects Management’s re-evaluation of loss factors assigned to substandard loans and commercial real estate non-owner occupied loans, as well as increased specific reserves on impaired loans.

The allowance for loan losses of $12.0 million totaled 1.28% of loans at September 30, 2010 compared to 1.25% and 1.16% at June 30, 2010 and December 31, 2009, respectively. The increase in the allowance for loan losses as a percentage of loans from June 30, 2010 primarily relates to increased specific reserves on impaired loans, while the increase from December 31, 2009 primarily reflects Management’s re-evaluation of loss factors assigned to certain loan categories discussed earlier. Net charge-offs in the third quarter of 2010 increased to $1.2 million from $225 thousand in the prior quarter and $117 thousand in the same quarter a year ago, primarily reflecting the write-down of one impaired construction credit.

Total deposits grew $79.2 million, or 8.4%, from December 31, 2009, with the most notable increase in demand deposits of $45.8 million, or 19.9%, reflecting our focus on relationship banking. Demand deposits comprised 27.0% of the total deposits at September 30, 2010.

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

Allowance for Loan Losses

Allowance for loan losses is based upon estimates of loan losses and is maintained at a level considered adequate to provide for probable losses inherent in the outstanding loan portfolio. The allowance is increased by provisions charged to expense and reduced by net charge-offs.  In periodic evaluations of the adequacy of the allowance balance, Management considers our past loan loss experience by type of credit, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, current economic conditions and other factors. We formally assess the adequacy of the allowance for loan losses on a quarterly basis. These assessments include the periodic re-grading of classified loans based on changes in their individual credit characteristics including delinquency, seasoning, recent financial performance of the borrower, economic factors, changes in the interest rate environment and other factors as warranted. Loans are initially graded when originated. They are reviewed as they are renewed, when there is a new loan to the same borrower and/or when identified facts demonstrate heightened risk of default. Confirmation of the quality of our grading process is obtained by independent reviews conducted by outside consultants specifically hired for this purpose and by periodic examination by various bank regulatory agencies. Management monitors delinquent loans continuously and identifies problem loans to be evaluated individually for impairment testing. For loans that are determined impaired, formal impairment measurement is performed at least quarterly on a loan-by-loan basis.

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

BANK OF MARIN BANCORP

RESULTS OF OPERATIONS

Overview

Highlights of the financial results are presented in the following table:

	For the three months ended			For the nine months ended
(dollars in thousands, except per share data; unaudited)	September 30, 2010	June 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
For the period:
Net income	$3,359	$3,338	$3,601	$9,644	$9,963
Net income per share
Basic	$0.64	$0.64	$0.69	$1.84	$1.68
Diluted	$0.63	$0.63	$0.68	$1.82	$1.66
Return on average assets	1.10%	1.14%	1.29%	1.10%	1.23%
Return on average equity	11.32%	11.71%	13.46%	11.27%	11.89%
Common stock dividend payout ratio	23.44%	23.44%	20.29%	24.46%	25.00%
Average equity to average asset ratio	9.71%	9.75%	9.57%	9.73%	10.34%
Efficiency ratio	55.70%	56.29%	53.02%	56.25%	55.63%

At period end:	September 30, 2010	December 31, 2009
Book value per common share	$22.56	$20.85
Total assets	$1,219,214	$1,121,672
Total loans	$938,134	$917,748
Total deposits	$1,023,278	$944,061
Loan-to-deposit ratio	91.7%	97.2%
Total risk-based capital ratio-Bank	12.5%	11.6%
Total risk-based capital ratio-Bancorp	12.9%	12.3%

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

BANK OF MARIN BANCORP

Average Statements of Condition and Analysis of Net Interest Income

	Three months ended			Three months ended			Three months ended
	September 30, 2010			June 30, 2010			September 30, 2009
(Dollars in thousands; unaudited)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance		Interest Income/ Expense		Yield/ Rate
Assets
Interest-bearing due from banks	$65,461	$48	0.29%	$27,077	$27	0.39%	$	---	$	---	$	---
Federal funds sold	---	---	---	4,380	1	0.09%		223		1		0.23%
Investment securities
U.S. Government agencies (1)	94,255	829	3.52%	96,255	885	3.68%		67,514		794		4.70%
Corporate CMOs and other (1)	12,333	144	4.67%	12,586	138	4.39%		9,403		176		7.49%
Obligations of state and political subdivisions (2)	30,068	431	5.73%	30,347	433	5.71%		30,558		433		5.67%
Loans and banker's acceptances (2) (3) (4)	935,116	14,374	6.01%	932,468	14,236	6.04%		916,177		13,924		5.95%
Total interest-earning assets (4)	1,137,233	15,826	5.45%	1,103,113	15,720	5.64%		1,023,875		15,328		5.86%
Cash and non-interest-bearing due from banks	34,464			31,192				51,316
Bank premises and equipment, net	8,524			7,994				8,193
Interest receivable and other assets, net	32,056			30,807				25,550
Total assets	$1,212,277			$1,173,106				$1,108,934
Liabilities and Stockholders' Equity
Interest-bearing transaction accounts	$102,982	$32	0.12%	$96,768	$26	0.11%		$90,448		$31		0.14%
Savings accounts	52,091	27	0.21%	50,954	27	0.21%		46,731		24		0.20%
Money market accounts	388,549	602	0.61%	386,755	729	0.76%		397,692		797		0.80%
CDARS® time accounts	78,318	221	1.12%	76,498	233	1.22%		54,923		186		1.34%
Other time accounts	130,276	391	1.19%	122,972	377	1.23%		100,157		378		1.50%
FHLB fixed-rate advances	55,000	323	2.33%	55,000	319	2.33%		55,000		323		2.33%
Subordinated debenture (4)	5,000	40	3.13%	5,000	37	2.93%		5,000		41		3.21%
Total interest-bearing liabilities	812,216	1,636	0.80%	793,947	1,748	0.88%		749,951		1,780		0.94%
Demand accounts	271,591			256,211				243,950
Interest payable and other liabilities	10,744			8,622				8,899
Stockholders' equity	117,726			114,326				106,134
Total liabilities & stockholders' equity	$1,212,277			$1,173,106				$1,108,934
Tax-equivalent net interest income/margin (4)		$14,190	4.88%		$13,972	5.01%				$13,548		5.18%
Reported net interest income/margin		$13,965	4.81%		$13,757	4.93%				$13,336		5.10%
Tax-equivalent net interest rate spread			4.65%			4.76%						4.92%

	Nine months ended			Nine months ended
	September 30, 2010			September 30, 2009
(Dollars in thousands; unaudited)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance		Interest Income/ Expense		Yield/ Rate
Assets
Interest-bearing due from banks	$37,292	$96	0.34%	$	---	$	---	$	---
Federal funds sold	4,076	2	0.06%		2,342		4		0.23%
Investment securities
U.S. Government agencies (1)	90,507	2,442	3.60%		70,590		2,471		4.67%
Corporate CMOs and other (1)	13,017	452	4.63%		5,493		292		7.09%
Obligations of state and political subdivisions (2)	30,265	1,298	5.98%		28,880		1,243		5.74%
Loans and banker's acceptances (2) (3) (4)	928,807	42,358	5.49%		909,417		41,137		5.96%
Total interest-earning assets (4)	1,103,964	46,648	5.57%		1,016,722		45,147		5.86%
Cash and non-interest-bearing due from banks	33,648				32,637
Bank premises and equipment, net	8,167				8,119
Interest receivable and other assets, net	30,964				25,832
Total assets	$1,176,743				$1,083,310
Liabilities and Stockholders' Equity
Interest-bearing transaction accounts	$96,837	$81	0.11%		$89,789		$86		0.13%
Savings accounts	50,551	79	0.21%		45,451		69		0.20%
Money market accounts	394,084	2,128	0.72%		379,010		2,359		0.83%
CDARS® time accounts	71,762	663	1.24%		51,229		550		1.44%
Other time accounts	122,126	1,122	1.23%		95,879		1,188		1.66%
Overnight borrowings	---	---	---		14,268		29		0.26%
FHLB fixed-rate advances	55,000	958	2.33%		53,388		929		2.33%
Subordinated debenture (4)	5,000	112	2.95%		5,000		143		3.77%
Total interest-bearing liabilities	795,360	5,143	0.86%		734,014		5,353		0.98%
Demand accounts	257,736				227,587
Interest payable and other liabilities	9,208				9,720
Stockholders' equity	114,439				111,989
Total liabilities & stockholders' equity	$1,176,743				$1,083,310
Tax-equivalent net interest income/margin (4)		$41,505	4.96%				$39,794		5.16%
Reported net interest income/margin		$40,850	4.88%				$39,177		5.08%
Tax-equivalent net interest rate spread			4.71%						4.88%

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

BANK OF MARIN BANCORP

Third Quarter of 2010 Compared to Third Quarter of 2009

The tax-equivalent net interest margin of 4.88% in the third quarter of 2010 decreased thirty basis points from the third quarter of 2009. The decrease in the net interest margin was primarily due to lower yields on investment securities and a shift in the mix of interest-earning assets in 2010, as the excess liquidity from deposit inflows exceeded loan demand and was invested in lower-yielding interest-bearing due from banks. The net interest margin in the third quarter of 2010 benefited from lower rates paid on deposits. The net interest spread decreased twenty-seven basis points over the same period for the same reasons.

Total average interest-earning assets increased $113.4 million, or 11.1%, in the third quarter of 2010 compared to the third quarter of 2009. The increase primarily relates to an increase of $65.5 million in average interest-bearing due from banks, an increase of $29.2 million in average investment securities, and average loan growth of $18.9 million.  The loan portfolio comprised 82.2% and 89.5% of average interest-earning assets in the quarters ended September 30, 2010 and 2009, respectively.

Market interest rates are in part based on the target Federal funds interest rate (the interest rate banks charge each other for short-term borrowings) implemented by the Federal Reserve Open Market Committee. In December of 2008, the target interest rate was brought to a historic low with a range of 0% to 0.25% where it remains as of September 30, 2010.

The average yield on interest-earning assets decreased forty-one basis points in the third quarter of 2010 compared to the third quarter of 2009, mainly driven by the decrease in yields on investment securities, reflecting lower yields on recently purchased securities in this low interest rate environment and acceleration of the amortization of premiums as a result of increased prepayments on agency securities and CMOs, and the shift in the mix of interest-earning assets towards lower yielding interest-bearing due from banks.

The yield on the loan portfolio increased six basis points in the third quarter of 2010 over the comparable quarter a year ago.  This is mainly due to the shift in the mix of loans from construction loans to higher yielding commercial real estate loans, as well as new construction loans originated with higher rates than the loans that were paid off in the third quarter of 2010.  Interest foregone on non-accrual loans represented a nine-basis point reduction to the net interest margin in each of the quarters ended September 30, 2010 and 2009.

The average balance of interest-bearing liabilities increased $62.3 million, or 8.3%, in the third quarter of 2010 compared to the same period a year ago, due to an increase in interest-bearing deposit accounts.  The mix of interest-bearing deposits reflected a shift towards higher-costing time deposits from money market accounts.

The rate on interest-bearing liabilities decreased fourteen basis points in the third quarter of 2010 compared to the same quarter a year ago, primarily due to lower deposit offering rates and a lower rate on the subordinated debenture. The rates on time deposits, CDARS® time deposits, and money market accounts decreased thirty-one basis points, twenty-two basis points, and nineteen basis points, respectively, compared to the same quarter a year ago. In addition, the rate on the subordinated debenture decreased eight basis points due to a decline in the LIBOR rate, to which the borrowing is indexed.

Third Quarter of 2010 Compared to Second Quarter of 2010

The tax equivalent net interest margin decreased thirteen basis points from the prior quarter.  The decrease in the net interest margin was primarily due to lower yields on agency securities (as a result of increased prepayments and lower yields on recent purchases) and a shift in the relative composition of interest-earning assets from higher-yielding loans to lower-yielding interest-bearing due from banks. The net interest spread decreased eleven basis points from the prior quarter for the same reasons.

Total average interest-earning assets increased $34.1 million, or 3.1%, in the third quarter of 2010 compared to the prior quarter, primarily reflecting an increase of $38.4 million in average interest bearing due from banks.  The excess liquidity from deposit inflows has not been deployed as the banking industry as a whole is experiencing challenges with loan demand from qualified borrowers.  In October 2010, we opened our Santa Rosa loan production office, which is expected to position the Bank for additional loan growth, particularly in commercial and industrial loans.

BANK OF MARIN BANCORP

The average balance of interest-bearing liabilities increased $18.3 million, or 2.3%, in the third quarter of 2010 compared to the prior quarter, due to an increase in average interest-bearing deposits.

The shift in the mix of deposits reflects a slight decrease in the average balance of money market accounts to 38.0% of average deposits, down from 39.1% in the previous quarter. The average balance of demand deposits increased to 26.5% of average deposits, up from 25.9% in the previous quarter.

The overall rate on interest-bearing liabilities decreased eight basis points in the third quarter of 2010 compared to the prior quarter. The rate paid on money market accounts decreased fifteen basis points from the prior quarter, the rate on CDARS® deposits decreased ten basis points, and the rate on time deposits decreased four basis points. The rate on the subordinated debenture increased twenty basis points due to an increase in the three-month LIBOR rate, to which the debenture rate is indexed.

Nine Months 2010 Compared to Nine Months 2009

The tax-equivalent net interest margin decreased to 4.96% in the first nine months of 2010, down twenty basis points from the first nine months of 2009. The decrease in the tax-equivalent net interest margin was primarily due to lower yields on investment securities (as a result of increased prepayments and lower yields on recent purchases) and a shift in the relative composition of interest-earning assets from higher-yielding loans to lower-yielding interest-bearing due from banks for the reasons discussed earlier.  The net interest spread decreased seventeen basis points from the same period last year for the same reasons.

Average interest-earning assets increased $87.2 million, or 8.6%, in the first nine months of 2010 compared to the first nine months of 2009.  This included increases in average interest-bearing due from banks of $37.3 million, average investment securities of $28.8 million and average loan growth of $19.4 million.

The yield on the loan portfolio, which comprised 84.1% and 89.4% of average earning assets in the nine months ended September 30, 2010 and 2009, respectively, decreased forty-seven basis points in the first nine months of 2010 compared to the first nine months of 2009, for the reasons discussed above. Interest foregone on non-accrual loans represented a nine-basis point and an eight-basis point reduction to the net interest margin in the nine months ended September 30, 2010 and 2009, respectively.

The lower yields on investment securities are a result of increased prepayments resulting in accelerated amortization of premiums, and lower yields on recently purchased securities. The yield on CMOs and other securities decreased 246 basis points in the first nine months of 2010 from the same period a year ago, the yield on agency securities decreased 107 basis points, and the yield on municipal bonds increased twenty-four basis points.

The average balance of interest-bearing liabilities increased $61.3 million, or 8.4%, in the first nine months of 2010 compared to the first nine months of 2009.  The increases are pervasive in all categories of deposit accounts, most notably in time deposits (including CDARS®), which increased $46.8 million and money market accounts, which increased $15.1 million. These increases were partially offset by a decrease in overnight borrowings of $14.3 million. We have experienced a shift in the relative mix of interest-bearing deposits in the first nine months of 2010 compared to the first nine months of 2009 as the proportion of higher-cost time accounts (mainly CDARS®) has increased, while the proportion of money market deposit accounts has decreased.

The rate on interest-bearing liabilities decreased twelve basis points in the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009, reflecting the downward re-pricing of time deposits as they mature, as well as lower offering rates on most other types of deposits.  The rate on other time deposits, CDARS®, and money market accounts decreased forty-three basis points, twenty basis points, and eleven basis points, respectively, in the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. The rate on the subordinated debenture dropped eighty-two basis points due to a decline in the three-month LIBOR rate, to which the debenture rate is indexed.

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

BANK OF MARIN BANCORP

In the third quarter of 2010, Bancorp’s loan loss provision totaled $1.4 million, up $50 thousand from the prior quarter and up $300 thousand from the same quarter a year ago.  The provision for loan losses totaled $4.3 million and $3.0 million in the first nine months of 2010 and 2009, respectively. The increase to the provision for loan losses in the first nine months of 2010 compared to the same period last year primarily reflects Management’s re-evaluation of loss factors assigned to certain loan categories, resulting in an increase to the allowance factors for commercial real estate non-owner occupied loans and substandard loans, as well as increased specific reserves on impaired loans.

The allowance for loan losses of $12.0 million totaled 1.28% of loans at September 30, 2010 compared to 1.25% and 1.16% at June 30, 2010 and December 31, 2009, respectively. The increase in the allowance for loan losses as a percentage of loans from June 30, 2010 primarily relates to increased specific reserves on impaired loans, and the increase from December 31, 2009 primarily reflects Management’s re-evaluation of loss factors assigned to certain loan categories and the addition of a loss factor for substandard loans as discussed earlier, as well as increased specific reserves on impaired loans. Impaired loan balances totaled $11.8 million and $12.2 million at September 30, 2010 and December 31, 2009, respectively, with a specific valuation allowance of $852 thousand and $45 thousand, respectively.

Net charge-offs in the third quarter of 2010 increased to $1.2 million from $225 thousand in the prior quarter and $117 thousand in the same quarter a year ago, primarily reflecting the write-down of one impaired construction credit.  Net charge-offs totaled $2.9 million and $1.8 million in each of the nine-month periods ended September 30, 2010 and 2009, respectively.  The majority of charge-offs in the first nine months of 2010 primarily relate to construction land development and single family residential construction loans secured by real property where the value of collateral has declined, and to a lesser extent, commercial and personal loans. The percentage of net charge-offs to average loans was 0.12%, 0.02% and 0.01% for the quarters ended September 30, 2010, June 30, 2010, and September 30, 2009, respectively, and totaled 0.31% and 0.20%  in the first nine months of 2010 and 2009, respectively.

BANK OF MARIN BANCORP

Non-interest Income

The table below details the components of non-interest income.

				September 30, 2010		September 30, 2010
				compared to June 30, 2010		compared to September 30, 2009
	Three months ended			Amount	Percent	Amount	Percent
	September 30,	June 30,	September 30,	Increase	Increase	Increase	Increase
(dollars in thousands; unaudited)	2010	2010	2009	(Decrease)	(Decrease)	(Decrease)	(Decrease)

Service charges on deposit accounts	$446	$463	$456	$(17)	(3.7%)	$(10)	(2.2%)
Wealth Management and Trust Services	364	368	350	(4)	(1.1%)	14	4.0%
Other non-interest income
Earnings on Bank-owned life insurance	172	173	175	(1)	(0.6%)	(3)	(1.7%)
Customer banking fees and other charges	163	155	128	8	5.2%	35	27.3%
Merchant interchange income	80	262	128	(182)	(69.5%)	(48)	(37.5%)
Other income	82	84	94	(2)	(2.4%)	(12)	(12.8%)
Total other non-interest income	497	674	525	(177)	(26.3%)	(28)	(5.3%)
Total non-interest income	$1,307	$1,505	$1,331	$(198)	(13.2%)	$(24)	(1.8%)

	Nine months ended		Amount	Percent
	September 30,	September 30,	Increase	Increase
(dollars in thousands; unaudited)	2010	2009	(Decrease)	(Decrease)

Service charges on deposit accounts	$1,355	$1,323	$32	2.4%
Wealth Management and Trust Services	1,127	1,017	110	10.8%
Other non-interest income
Earnings on Bank-owned life insurance	516	520	(4)	(0.8%)
Customer banking fees and other charges	445	336	109	32.4%
Merchant interchange income	459	360	99	27.5%
Other income	259	285	(26)	(9.1%)
Total other non-interest income	1,679	1,501	178	11.9%
Total non-interest income	$4,161	$3,841	$320	8.3%

The decrease in service charges on deposit accounts, when compared to the same quarter a year ago and last quarter, is primarily attributable to the decrease in overdraft fee income due to a lower level of overdraft activity.

Wealth Management and Trust Services (“WMTS”) income increased from the same quarter a year ago, mainly due to an increase in assets under management. WMTS income decreased from the prior quarter due to market depreciation of assets under management.

Our Bank-owned life insurance income remains relatively consistent with both the prior quarter and the same quarter a year ago as we did not purchase any new policies in the past year.

The increase in customer banking fees, when compared to the same quarter a year ago is due to higher Visa® debit card fees, primarily attributable to a higher volume of Visa® debit card usage. The increase from the prior quarter is due to a Bank-wide Visa® debit card promotion.

Merchant interchange income decreased from the same quarter a year ago and the prior quarter due to a decrease in transaction volume from our merchant customers. In addition, the decrease from second quarter reflected one-time billing adjustments in the second quarter.

The decrease in other non-interest income compared with the same quarter a year ago reflects a decrease in the dividend received on FHLB stock. Other non-interest income remained consistent with the prior quarter.

The increase in service charges on deposit accounts in the first nine months of 2010, compared to the first nine months of 2009, is primarily attributable to an increase in the volume of deposit accounts, partially offset by a decrease in overdraft fee income. The increase in year-to-date WMTS income is due to one-time trust-services fees received in 2010, as well as the increase in assets under management.  When comparing the first nine months of 2010 to the first nine months of 2009, the increase in customer banking fees is primarily due to higher Visa® debit card fees, for the same reason discussed above. Year-to-date merchant interchange income increased due to the higher transaction volume from our merchant customers as well as one-time billing adjustments. The decrease in other non-interest income is mainly due to a decrease in miscellaneous income, partially offset by an increase in the dividend received on FHLB stock.

BANK OF MARIN BANCORP

Non-interest Expense

The table below details the components of non-interest expense.

				September 30, 2010		September 30, 2010
				compared to June 30, 2010		compared to September 30, 2009
	Three months ended			Amount	Percent	Amount	Percent
	September 30,	June 30,	September 30,	Increase	Increase	Increase	Increase
(dollars in thousands; unaudited)	2010	2010	2009	(Decrease)	(Decrease)	(Decrease)	(Decrease)
Salaries and related benefits	$4,665	$4,561	$4,286	$104	2.3%	$379	8.8%
Occupancy and equipment	880	914	950	(34)	(3.7%)	(70)	(7.4%)
Depreciation and amortization	335	360	335	(25)	(6.9%)	---	---
FDIC insurance	388	375	307	13	3.5%	81	26.4%
Data processing costs	491	485	400	6	1.2%	91	22.8%
Professional services	550	454	366	96	21.1%	184	50.3%
Other non-interest expense
Advertising	132	140	135	(8)	(5.7%)	(3)	(2.2%)
Director expense	117	121	95	(4)	(3.3%)	22	23.2%
Other expense	949	1,181	902	(232)	(19.6%)	47	5.2%
Total other non-interest expense	1,198	1,442	1,132	(244)	(16.9%)	66	5.8%
Total non-interest expense	$8,507	$8,591	$7,776	$(84)	(1.0%)	$731	9.4%

	Nine months ended		Amount	Percent
	September 30,	September 30,	Increase	Increase
(dollars in thousands; unaudited)	2010	2009	(Decrease)	(Decrease)
Salaries and related benefits	$13,832	$13,050	$782	6.0%
Occupancy and equipment	2,692	2,569	123	4.8%
Depreciation and amortization	1,033	1,021	12	1.2%
FDIC insurance	1,125	1,456	(331)	(22.7%)
Data processing costs	1,422	1,173	249	21.2%
Professional services	1,436	1,184	252	21.3%
Other non-interest expense
Advertising	316	343	(27)	(7.9%)
Director expense	356	314	42	13.4%
Other expense	3,108	2,823	285	10.1%
Total other non-interest expense	3,780	3,480	300	8.6%
Total non-interest expense	$25,320	$23,933	$1,387	5.8%

The increase in salaries and benefit expenses, when compared to the same quarter last year, primarily reflected annual merit increases and higher personnel costs associated with branch expansion. When compared to the previous quarter, the increase reflected the increase in number of full time equivalent employees (“FTE”). The number of FTE totaled 203, 198 and 196 at September 30, 2010, June 30, 2010 and September 30, 2009, respectively.

The decrease in occupancy and equipment expenses from the same period a year ago is primarily due to decreases in maintenance and repairs and rent.  When compared to the previous quarter, the decrease in occupancy and equipment expenses relates to decreases in rent. Our Corte Madera branch was relocated in July 2010, which resulted in rent savings.

The increase in FDIC insurance compared to the same quarter a year ago is due to a higher FDIC assessment rate and higher deposits. The slight increase in FDIC insurance expense from prior quarter reflects higher deposits.

BANK OF MARIN BANCORP

The increase in data processing expenses over the same quarter last year primarily reflects data processing costs associated with process re-engineering, an annual contractual rate increase, as well as a new data processing vendor utilized by our WMS for the outsourcing of certain trust operations.  Compared to the second quarter of 2010, data processing expenses remained relatively unchanged.

The increase in professional service expenses compared to the third quarter of 2009 and the prior quarter is mainly due to cost associated with strategic expansion initiatives.

The increase in director fees from the same quarter last year is primarily due to an increase in director compensation, partially offset by a reduction in the number of directors. Director fees remained essentially unchanged from the prior quarter.

The increase in other non-interest expense from the same quarter last year is primarily due to an increase in provision for losses on off-balance sheet commitments due to a higher commitment amount, partially offset by a decrease in loan appraisal costs. The decrease in other non-interest expense from the prior quarter is primarily due to decreases in operational losses, loan appraisal costs, and shareholder expenses.

The year-to-date increase in salaries and benefits over the same period last year is primarily due to higher personnel costs and employee insurance costs associated with branch expansion. The increases in occupancy and equipment expense are mainly due to an increase in rent for our new Greenbrae branch, partially offset by cost savings from the relocation of our Corte Madera branch. The decrease in FDIC insurance is due to the absence of a special assessment totaling $496 thousand in the second quarter of 2009, partially offset by a higher FDIC assessment rate and higher deposits.  The increase in data processing expense is due to process re-engineering costs, an annual contractual rate increase, as well as the outsourcing of certain trust operations. The increase in professional service expenses in the first nine months of 2010 when compared to the same period of 2009 is mainly due to higher costs associated with strategic expansion initiatives and investment advisory fees.  Advertising expenses decreased, primarily due to the timing of bank advertising programs. Director fees increased due to the director compensation rate increase, partially offset by fewer directors. The increase in year-to-date other non-interest expense from a year ago was primarily due to higher education and training costs, provision for losses on off-balance sheet commitments due to a higher commitment amount, printing and stationery, operational losses, and staff related-meals.

We expect our non-interest expenses to increase in the fourth quarter of 2010 as a result of the loan production office opened in October 2010, and further into 2011 as we convert our loan production office to a full service branch and continue our expansion into Sonoma County.  We expect that these strategic initiatives will ultimately contribute to our profitability.

Provision for Income Taxes

We reported a provision for income taxes of $2.0 million, $2.0 million, and $2.2 million for the quarters ended September 30, 2010, June 30, 2010, and September 30, 2009, respectively.  The effective tax rates were 37.4%, 37.3% and 37.8%, respectively, for those same periods. The provision for income taxes was $5.7 million and $6.1 million for the nine months ended September 30, 2010 and 2009, respectively.  These provisions reflect accruals for taxes at the applicable rates for federal income tax and California franchise tax based upon reported pre-tax income, adjusted for the effect of all permanent differences between income for tax and financial reporting purposes (such as earnings on qualified municipal securities, Bank-owned life insurance policies and certain federal tax-exempt loans). Therefore, there are normal fluctuations in the effective rate from period to period based on the relationship of net permanent differences to income before tax. We have not been subject to an alternative minimum tax during these periods.

Bancorp and the Bank have entered into a tax allocation agreement which provides that income taxes shall be allocated between the parties on a separate entity basis.  The intent of this agreement is that each member of the consolidated group will incur no greater tax liability than it would have incurred on a stand-alone basis.

BANK OF MARIN BANCORP

FINANCIAL CONDITION
Summary

During the first nine months of 2010, total assets increased $97.5 million, or 8.7%, to $1.2 billion. This increase in assets primarily reflects increases in cash and cash equivalents of $59.1 million, investment securities of $19.7 million and net loans of $19.0 million.  The growth in loans from December 31, 2009 primarily reflected an increase in non-owner-occupied commercial real estate loans, partially offset by decreases in commercial and construction loans.  The following table presents the composition of our loans outstanding by type:

Loans Outstanding
(Dollars in thousands; September 30, 2010 unaudited)	September 30, 2010	December 31, 2009
Commercial loans	$152,188	$164,643
Real estate
Commercial owner-occupied	144,931	146,133
Commercial investor	374,030	332,752
Construction	82,581	91,289
Home equity	89,052	83,977
Other residential (a)	67,914	69,369
Installment and other consumer loans	27,438	29,585
Total loans	938,134	917,748
Allowance for loan losses	(12,023)	(10,618)
Total net loans	$926,111	$907,130

(a) Our residential loan portfolio includes no sub-prime loans, nor is it our normal practice to underwrite loans commonly referred to as "Alt-A mortgages", the characteristics of which are loans lacking full documentation, borrowers having low FICO scores or collateral compositions reflecting high loan-to-value ratios.

At September 30, 2010, we had twenty-eight non-accrual loans totaling $10.6 million compared to nineteen non-accrual loans totaling $11.6 million at December 31, 2009.  Impaired loan balances at September 30, 2010 and December 31, 2009 totaled $11.8 million and $12.2 million, which included troubled-debt restructured loans totaling $1.2 million and $781 thousand at September 30, 2010 and December 31, 2009, respectively.

Our investment securities portfolio increased $19.7 million in the first nine months of 2010, primarily due to purchases of $36.4 million and the recognition of a zero-cost basis equity security at its fair value of $698 thousand, partially offset by $24.8 million of pay-downs on securities. Investment securities in our portfolio that may be backed by mortgages having sub-prime or Alt-A features (certain corporate CMOs) amounted to $13.5 million at September 30, 2010, which represented approximately 9.1% of our total investment portfolio.

Other assets include net deferred tax assets of $6.2 million and $6.5 million at September 30, 2010 and December 31, 2009, respectively.  These deferred tax assets consist primarily of tax benefits expected to be realized in future periods related to temporary differences for the allowance for loan losses, depreciation, leases and deferred compensation.  Management believes these assets to be realizable due to the Bank’s consistent record of earnings and the expectation that earnings will continue at a level adequate to realize such benefits.

During the first nine months of 2010, total liabilities increased $88.0 million to $1.1 billion, primarily due to an increase in deposits of $79.2 million.  The increase in deposits primarily reflects increases in non-interest bearing deposits of $45.8 million and time deposits (including CDARS®) of $42.7 million, partially offset by a decrease in money market deposits of $24.1 million.   We attracted deposits due to the national movement towards lower-risk holdings and the safety and soundness of the Bank, as well as our focus on customer service.

Stockholders’ equity increased $9.6 million to $118.6 million during the first nine months of 2010.  The increase in stockholders’ equity primarily reflects the net income accumulated during the period and an increase in the unrealized gain on available-for-sale securities, partially offset by cash dividends to shareholders.

BANK OF MARIN BANCORP

Capital Adequacy

Bancorp and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a material effect on Bancorp’s consolidated financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, Bancorp and the Bank must meet specific capital guidelines that involve quantitative measures of Bancorp’s and the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices.  The capital amounts and the Bank’s prompt corrective action classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.  Prompt corrective action provisions are not applicable to bank holding companies such as Bancorp.

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

The Bank’s and Bancorp’s capital adequacy ratios as of September 30, 2010 and December 31, 2009 are presented in the following tables.

Capital Ratios for Bancorp
(in thousands; September 30, 2010 unaudited)	Actual Ratio		Ratio for Capital Adequacy Purposes
As of September 30, 2010	Amount	Ratio	Amount	Ratio
Total Capital (to risk-weighted assets)	$134,423	12.91%	>$83,317	≥ 8.00%
Tier 1 Capital (to risk-weighted assets)	$116,591	11.19%	>$41,659	≥ 4.00%
Tier 1 Capital (to average assets)	$116,591	9.62%	>$48,491	≥ 4.00%

As of December 31, 2009
Total Capital (to risk-weighted assets)	$124,515	12.33%	>$80,819	≥ 8.00%
Tier 1 Capital (to risk-weighted assets)	$108,433	10.73%	>$40,410	≥ 4.00%
Tier 1 Capital (to average assets)	$108,433	9.43%	>$45,988	≥ 4.00%

Capital Ratios for the Bank
(in thousands; September 30, 2010 unaudited)	Actual Ratio		Ratio for Capital Adequacy Purposes		Ratio to be Well Capitalized under Prompt Corrective Action Provisions
As of September 30, 2010	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk-weighted assets)	$129,765	12.46%	>$83,315	≥ 8.00%	>$104,143	≥ 10.00%
Tier 1 Capital (to risk-weighted assets)	$111,932	10.75%	>$41,657	≥ 4.00%	>$62,486	≥ 6.00%
Tier 1 Capital (to average assets)	$111,932	9.23%	>$48,490	≥ 4.00%	>$60,613	≥ 5.00%

As of December 31, 2009
Total Capital (to risk-weighted assets)	$117,189	11.60%	>$80,819	≥ 8.00%	>$101,024	≥ 10.00%
Tier 1 Capital (to risk-weighted assets)	$101,107	10.01%	>$40,410	≥ 4.00%	>$60,614	≥ 6.00%
Tier 1 Capital (to average assets)	$101,107	8.79%	>$45,988	≥ 4.00%	>$57,485	≥ 5.00%

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

As presented in the accompanying unaudited consolidated statements of cash flows, the sources of liquidity vary between periods. Our cash and cash equivalents at September 30, 2010 totaled $97.8 million, an increase of $59.1 million over December 31, 2009. The primary sources of funds during the first nine months of 2010 included a $79.2 million net increase in deposits, $24.8 million in pay-downs and maturities of investment securities and $16.7 million net cash provided by operating activities.  The primary uses of funds were $36.4 million in investment securities purchases and $21.8 million in loan originations (net of principal collections).

At September 30, 2010, our cash and cash equivalents and unpledged available-for-sale securities with estimated maturities within one year totaled $114.1 million.  The remainder of the unpledged available for sale securities portfolio of $95.4 million provides additional liquidity. Taken together, these liquid assets equaled 17.2% of our assets at September 30, 2010, compared to 11.9% at December 31, 2009. The increased liquidity at September 30, 2010 was primarily due to deposit growth exceeding loan growth.

We anticipate that cash and cash equivalents on hand and other sources of funds will provide adequate liquidity for our operating, investing and financing needs and our regulatory liquidity requirements for the foreseeable future. Management monitors our liquidity position daily, balancing loan funding/payments with changes in deposit activity and overnight investments.  We continually monitor our lending activity to ensure our liquidity position is not jeopardized.  Our emphasis on local deposits combined with our 9.7% equity to assets ratio, provides a very stable funding base. In addition to cash and cash equivalents, we have substantial additional borrowing capacity including unsecured lines of credit totaling $75.0 million with correspondent banks.  Further, on March 31, 2009, we pledged a certain residential loan portfolio that increased our borrowing capacity with the FRB, which currently totals $41.8 million.  As of September 30, 2010, there is no debt outstanding to correspondent banks or the FRB.  We are also a member of the FHLB and have a line of credit (secured under terms of a blanket lien agreement by a pledge of certain loans) in the amount of $214.1 million, of which $159.1 million was available at September 30, 2010. Borrowings under the line are limited to eligible collateral. The interest rate on overnight borrowing with both correspondent banks and the FHLB is determined daily and approximates the Federal funds rate.

Undisbursed loan commitments, which are not reflected on the consolidated statement of condition, totaled $247.5 million at September 30, 2010 at rates ranging from 1.91% to 8.25%.  This amount included $136.7 million under commercial lines of credit (these commitments are contingent upon customers maintaining specific credit standards), $73.5 million under revolving home equity lines, $23.7 million under undisbursed construction loans, $4.2 million under standby letters of credit, and a remaining $9.4 million under personal and other lines of credit.
These commitments, to the extent used, are expected to be funded primarily through the repayment of existing loans, deposit growth and existing balance sheet liquidity.  Over the next twelve months $175.8 million of time deposits will mature.  We expect these funds to be replaced with new time deposits.

BANK OF MARIN BANCORP

Since Bancorp is a holding company and does not conduct regular banking operations, its primary sources of liquidity are dividends from the Bank. Under the California Financial Code, payment of a dividend from the Bank to Bancorp without advance regulatory approval is restricted to the lesser of the Bank’s retained earnings or the amount of the Bank’s undistributed net profits from the previous three fiscal years. As the Bank made a $28 million distribution to Bancorp in March 2009 in connection with Bancorp’s repurchase of preferred stock, distributions from the Bank to Bancorp will be subject to advance regulatory approval for three years beginning in 2010. The primary uses of funds for Bancorp are stockholder dividends, investment in the Bank and ordinary operating expenses.  In October of 2010, the California Department of Financial Institutions approved a $3 million dividend distributed from the Bank to Bancorp.  Management anticipates that the current cash level at Bancorp will be sufficient to meet its funding requirements for the next year and we will apply to the California Department of Financial Institutions for additional distributions to the Bancorp when necessary.

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

The Act restricts the amount of trust preferred securities (“TPS”) that may be considered as Tier 1 Capital. For bank holding companies below $15 billion in total assets, TPS issued before May 19, 2010 will be grandfathered, so their status as Tier 1 capital does not change. Beginning January 1, 2013, bank holding companies above $15 billion in assets will have a three-year phase-in period to fill the capital gap caused by the disallowance of the TPS issued before May 19, 2010.  However going forward, TPS will be disallowed as Tier 1 capital.

(2) The Act creates a new process to liquidate failed financial firms in an orderly manner, including giving the FDIC broader authority to operate or liquidate a failing financial company.

(3) The Act also establishes a new independent Federal regulatory body for consumer protection within the Federal Reserve System known as the Bureau of Consumer Financial Protection (the "Bureau"), which will assume responsibility for most consumer protection laws (except the Community Reinvestment Act). It will also be in charge of setting appropriate consumer banking fees and caps. The Office of Comptroller of the Currency will continue to have authority to preempt state banking and consumer protection laws if these laws "prevent or significantly" interfere with the business of banking.

BANK OF MARIN BANCORP

(4) The Act effects changes in the FDIC assessment base from deposits to assets with stricter oversight.  A new council of regulators led by the U.S. Treasury will set higher requirements for the amount of cash banks must keep on hand. FDIC insurance coverage is made permanent at the $250 thousand level retroactive to January 1, 2008.

The FDIC Board has issued a proposed rule that would implement Dodd-Frank provisions to provide depositors at all FDIC-insured institutions with unlimited deposit insurance coverage on noninterest-bearing transaction accounts beginning December 31, 2010 through the end of 2012. Under the proposal, the FDIC would create a new, temporary deposit insurance category for noninterest-bearing transaction accounts. Unlike the FDIC's voluntary Transaction Account Guarantee Program, which will expire at the end of 2010, the Dodd-Frank provisions will apply at all FDIC-insured institutions and will cover only traditional checking accounts that do not pay interest. Further, the Act removes the prohibition on payments of interest on business checking accounts as of July 21, 2011.

(5) The Act places certain limitations on investment and other activities by depository institutions, holding companies and their affiliates, including comprehensive regulation of all over-the-counter derivatives.

The impact of the Act on our banking operations is still uncertain due to the massive volume of new rules still subject to adoption and interpretation.

ITEM 2	Unregistered Sales of Equity Securities and Use of Proceeds

We did not have any unregistered sales of our equity securities during the three months ended September 30, 2010.

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

10.08	2010 Director Stock Plan is incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8 filed with the Securities and Exchange Commission on June 21, 2010.

10.09	2010 Annual Individual Incentive Compensation Plan is incorporated by reference to Exhibit 99.1 to Form 8-K filed with the Securities and Exchange Commission on October 21, 2010.

11.01	Earnings Per Share Computation - included in Note 1 to the Consolidated Financial Statements.

31.01	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

BANK OF MARIN BANCORP

31.02	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bank of Marin Bancorp
(registrant)

November 2, 2010	/s/ Russell A. Colombo
Date	Russell A. Colombo
President &
Chief Executive Officer

November 2, 2010	/s/ Christina J. Cook
Date	Christina J. Cook
Executive Vice President &
Chief Financial Officer

November 2, 2010	/s/ Larry R. Olafson
Date	Larry R. Olafson
Senior Vice President &
Controller

EXHIBIT INDEX

Exhibit Number	Description	Location

31.01	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.02	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.01	Certification pursuant to 18 U.S.C. §1350 as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.