Form 10-Q
period 2011-03-31
Bank of Marin Bancorp
filed 2011-05-09
CIK 1403475

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011
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

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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

Indicate by check mark if the registrant is a shell company, as defined in Rule 12b(2) of the Exchange Act.Yes ☐     No  ☒

As of April 29, 2011 there were 5,319,610 shares of common stock outstanding.

PART I FINANCIAL INFORMATION

ITEM 1. Financial Statements

BANK OF MARIN BANCORP
CONSOLIDATED STATEMENTS OF CONDITION
at March 31, 2011 and December 31, 2010

(in thousands, except share data; 2011 unaudited)	March 31, 2011	December 31, 2010

Assets
Cash and due from banks	$109,850	$65,724
Short-term investments	19,110	19,508
Cash and cash equivalents	128,960	85,232

Investment securities Held to maturity, at amortized cost	34,866	34,917

Available for sale (at fair market value, amortized cost $107,118and $109,070 at March 31, 2011 and December 31, 2010,respectively)	108,726	111,736
Total investment securities	143,592	146,653

Loans, net of allowance for loan losses of $13,069 and $12,392at March 31, 2011 and December 31, 2010, respectively	965,881	929,008
Bank premises and equipment, net	8,750	8,419
Interest receivable and other assets	43,516	38,838

Total assets	$1,290,699	$1,208,150

Liabilities and Stockholders' Equity

Liabilities
Deposits
Non-interest bearing	$313,599	$282,195
Interest bearing
Transaction accounts	119,331	105,177
Savings accounts	67,711	56,760
Money market accounts	393,867	371,352
CDARS® time accounts	31,670	67,261
Other time accounts	162,182	132,994
Total deposits	1,088,360	1,015,739

Federal Home Loan Bank borrowings	55,000	55,000
Subordinated debenture	5,000	5,000
Interest payable and other liabilities	16,855	10,491

Total liabilities	1,165,215	1,086,230

Stockholders' Equity
Preferred stock, no par value, $1,000 per share liquidation preference Authorized - 5,000,000 shares none issued	---	---
Common stock, no par value Authorized - 15,000,000 shares Issued and outstanding - 5,307,247 and 5,290,082 at March 31, 2011 and December 31, 2010, respectively	55,898	55,383
Retained earnings	68,653	64,991
Accumulated other comprehensive income, net	933	1,546

Total stockholders' equity	125,484	121,920

Total liabilities and stockholders' equity	$1,290,699	$1,208,150

The accompanying notes are an integral part of these consolidated financial statements.

BANK OF MARIN BANCORP
CONSOLIDATED STATEMENTS OF INCOME
for the three months ended March 31, 2011, December 31, 2010, and March 31, 2010

	Three months ended
(in thousands, except per share amounts; unaudited)	March 31, 2011	December 31, 2010	March 31, 2010

Interest income
Interest and fees on loans	$15,900	$14,093	$13,681
Interest on investment securities
Securities of U.S. Government agencies	733	792	728
Obligations of state and political subdivisions	302	291	286
Corporate debt securities and other	111	141	170
Interest on Federal funds sold and short-term investments	40	47	22
Total interest income	17,086	15,364	14,887

Interest expense
Interest on interest bearing transaction accounts	38	29	23
Interest on savings accounts	29	25	25
Interest on money market accounts	337	339	797
Interest on CDARS® time accounts	94	179	209
Interest on other time accounts	358	373	354
Interest on borrowed funds	352	360	351
Total interest expense	1,208	1,305	1,759

Net interest income	15,878	14,059	13,128
Provision for loan losses	1,050	1,050	1,550
Net interest income after provision for loan losses	14,828	13,009	11,578

Non-interest income
Service charges on deposit accounts	443	442	446
Wealth Management and Trust Services	434	394	395
Other income	722	524	508
Total non-interest income	1,599	1,360	1,349

Non-interest expense
Salaries and related benefits	4,929	4,408	4,606
Occupancy and equipment	907	884	898
Depreciation and amortization	308	311	338
Federal Deposit Insurance Corporation insurance	387	381	362
Data processing	582	494	446
Professional services	733	481	432
Other expense	1,284	1,078	1,140
Total non-interest expense	9,130	8,037	8,222
Income before provision for income taxes	7,297	6,332	4,705

Provision for income taxes	2,788	2,424	1,758
Net income	$4,509	$3,908	$2,947

Net income per common share:
Basic	$0.85	$0.74	$0.56
Diluted	$0.84	$0.73	$0.56

Weighted average shares used to compute net income per common share:
Basic	5,283	5,259	5,218
Diluted	5,366	5,342	5,295

Dividends declared per common share	$0.16	$0.16	$0.15

The accompanying notes are an integral part of these consolidated financial statements.

BANK OF MARIN BANCORP
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
for the year ended December 31, 2010 and the three months ended March 31, 2011
	Preferred
		Common Stock		Retained	Accumulated Other Comprehensive income
(dollars in thousands; 2011 unaudited)	Stock	Shares	Amount	Earnings	Net of Taxes	Total
Balance at December 31, 2009	---	5,229,529	$ 53,789	$ 54,644	$ 618	$ 109,051
Comprehensive income:
Net income	---	---	---	13,552	---	13,552
Other comprehensive income
Net change in unrealized gain on available for sale securities (net of tax effect of $672)	---	---	---	---	928	928
Comprehensive income	---	---	---	13,552	928	14,480
Stock options exercised	---	49,940	895	---	---	895
Excess tax benefit - stock-based compensation	---	---	132	---	---	132
Stock issued under employee stock purchase plan	---	563	17	---	---	17
Restricted stock granted	---	6,150	---	---	---	---
Restricted stock forfeited / cancelled	---	(2,320)	---	---	---	---
Stock-based compensation - stock options	---	---	241	---	---	241
Stock-based compensation - restricted stock	---	---	109	---	---	109
Cash dividends paid on common stock	---	---	---	(3,205)	---	(3,205)
Stock issued in payment of director fees	---	6,220	200	---	---	200
Balance at December 31, 2010	---	5,290,082	$ 55,383	$ 64,991	$ 1,546	$ 121,920
Comprehensive income:
Net income	---	---	---	4,509	---	4,509
Other comprehensive income
Net change in unrealized gain on available for sale securities (net of tax effect of $445)	---	---	---	---	(613)	(613)
Comprehensive income	---	---	---	4,509	(613)	3,896
Stock options exercised	---	14,205	265	---	---	265
Excess tax benefit - stock-based compensation	---	---	51	---	---	51
Stock issued under employee stock purchase plan	---	160	6	---	---	6
Stock-based compensation - stock options	---	---	65	---	---	65
Stock-based compensation - restricted stock	---	---	28	---	---	28
Cash dividends paid on common stock	---	---	---	(847)	---	(847)
Stock issued in payment of director fees	---	2,800	100	---	---	100
Balance at March 31, 2011	---	5,307,247	$ 55,898	$ 68,653	$ 933	$ 125,484

The accompanying notes are an integral part of these consolidated financial statements.

BANK OF MARIN BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the three months ended March 31, 2011 and 2010

(in thousands, unaudited)	March 31, 2011	March 31, 2010

Cash Flows from Operating Activities:
Net income	$4,509	$2,947
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,050	1,550
Compensation expense--common stock for director fees	55	50
Stock-based compensation expense	93	91
Excess tax benefits from exercised stock options	(38)	(35)
Amortization of investment security premiums net of accretion of discounts	343	299
Accretion of discount on acquired loans	(1,324)	---
Depreciation and amortization	308	338
Bargain purchase gain on acquisition	(85)	---
Loss on sale of repossessed assets	---	17
Net change in operating assets and liabilities:
Interest receivable	(420)	125
Interest payable	61	40
Deferred rent and other rent-related expenses	107	57
Other assets	972	573
Other liabilities	951	186
Total adjustments	2,073	3,291
Net cash provided by operating activities	6,582	6,238
Cash Flows from Investing Activities:
Proceeds from sale of furniture and equipment	18	---
Purchase of securities available-for-sale	(6,428)	(6,762)
Proceeds from paydowns maturity of securities available-for-sale	13,307	8,817
Loans originated and principal collected, net	24,827	(3,930)
Purchase of bank owned life insurance policies	(2,500)	---
Purchase of premises and equipment	(622)	(233)
Proceeds from sale of repossessed assets	---	77
Cash receipt from acquisition	44,042	---
Net cash provided by (used in) investing activities	72,644	(2,031)
Cash Flows from Financing Activities:
Net (decrease) increase in deposits	(21,460)	43,237
Proceeds from stock options exercised	265	83
Repayment of Federal Home Loan Bank borrowings	(13,500)	---
Cash dividends paid on common stock	(847)	(785)
Stock issued under employee stock purchase plan	6	6
Excess tax benefits from exercised stock options	38	35
Net cash (used in ) provided by financing activities	(35,498)	42,576
Net increase in cash and cash equivalents	43,728	46,783
Cash and cash equivalents at beginning of period	85,232	38,660

Cash and cash equivalents at end of period	$128,960	$85,443

Supplemental disclosure of non-cash investing and financing activities:
Purchase of available-for-sale security on account and unsettled	$5,218	---
Loans transferred to repossessed assets	---	$23
Stock issued in payment of director fees	$100	$100
Acquisition:
Fair value of assets acquired	$107,763	---
Fair value of liabilities assumed	$107,678	---

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

Note 1:  Basis of Presentation

The consolidated financial statements include the accounts of Bancorp and its only wholly-owned bank subsidiary, the Bank. All material intercompany transactions have been eliminated. In the opinion of Management, the unaudited interim consolidated financial statements contain all adjustments necessary to present fairly our financial position, results of operations, changes in stockholders' equity and cash flows. All adjustments are of a normal, recurring nature. Management has evaluated subsequent events through the date of filing, and has determined that there are no subsequent events that require recognition or disclosure.

Certain information and footnote disclosures presented in the annual consolidated financial statements are not included in the interim consolidated financial statements.  Accordingly, the accompanying unaudited interim consolidated financial statements should be read in conjunction with our 2010 Annual Report on Form 10-K.  The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the operating results for the full year.

The following table shows: 1) weighted average basic shares, 2) potential common shares related to stock options, non-vested restricted stock and stock warrant, and 3) weighted average diluted shares. Basic earnings per share (“EPS”) are calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding during each period.  Diluted EPS are calculated using the weighted average diluted shares. The number of potential common shares included in quarterly diluted EPS is computed using the average market prices during the three months included in the reporting period. Our calculation of weighted average shares includes two forms of our outstanding common stock: common stock and unvested restricted stock awards. Holders of restricted stock awards receive non-forfeitable dividends at the same rate as common stockholders and they both share equally in undistributed earnings.

	Three months ended
(in thousands, except per share data; unaudited)	March 31, 2011	December 31, 2010	March 31, 2010
Weighted average basic shares outstanding	5,283	5,259	5,218
Add: Potential common shares related to stock options	42	47	49
Potential common shares related to non-vested restricted stock	5	4	5
Potential common shares related to warrant	36	32	23
Weighted average diluted shares outstanding	5,366	5,342	5,295

Net income available to common stockholders	$4,509	$3,908	$2,947

Basic EPS	$0.85	$0.74	$0.56
Diluted EPS	$0.84	$0.73	$0.56
Weighted average anti-dilutive shares not included in the calculation of diluted EPS Stock options	64	98	188
Non-vested restricted stock	---	---	---
Total anti-dilutive shares	64	98	188

BANK OF MARIN BANCORP

Note 2: Recently Issued Accounting Standards

In April 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.  The ASU clarifies which loan modifications constitute troubled debt restructurings. It is intended to assist creditors in determining whether a modification of the terms of a receivable meets the criteria to be considered a troubled debt restructuring (“TDR”), both for purposes of recording an impairment loss and for disclosure of a TDR. In evaluating whether a restructuring constitutes a TDR, a creditor must separately conclude that both of the following exist: (a) the restructuring constitutes a concession; and (b) the debtor is experiencing financial difficulties. The amendments to ASU Topic 310, Receivables, clarify the guidance on a creditor’s evaluation of whether it has granted a concession and whether a debtor is experiencing financial difficulties. ASU No. 2011-02 is effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructurings occurring on or after the beginning of the fiscal year of adoption.

In December 2010, the FASB issued ASU No. 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations to address diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations. This ASU is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning January 1, 2011. It requires a public entity to disclose pro forma revenue and earnings of the combined entity for the current reporting period as though the acquisition date for all business combinations that occurred during the year had been as of the beginning of the annual reporting period. If comparative financial statements are presented, the pro forma revenue and earnings of the combined entity for the comparable prior reporting period should be reported as though the acquisition date for all business combinations that occurred during the current year had been as of the beginning of the comparable prior annual reporting period. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. We have provided the applicable disclosure in Note 3 herein.

In December 2010, the FASB also issued ASU No. 2010-28, Intangibles—Goodwill and Other (Topic 350), When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. The amendments in this ASU affect all entities that have recognized goodwill and have one or more reporting units whose carrying amount for purposes of performing Step 1 of the goodwill impairment test is zero or negative. The amendments in this ASU modify Step 1 so that for those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with existing guidance, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  The above two ASUs did not have a significant impact on our financial condition or results of operations.

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

BANK OF MARIN BANCORP

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

(4) The nature and extent of TDR that occurred during the period by class of financing receivables and their effect on the allowance for credit losses, as well as the nature and extent of financing receivables modified as TDR within the previous twelve months that defaulted during the reporting period by class of financing receivables and their effect on the allowance for credit losses; and

(5) Significant purchases and sales of financing receivables during the reporting period disaggregated by portfolio segments.

The disclosures as of the end of a reporting period were effective for interim and annual reporting periods ended December 31, 2010, which we have provided in Note 3 and Note 4. The disclosures about activity that occurs during a reporting period is effective for interim and annual reporting periods began January 1, 2011. As this ASU is disclosure-related only, it did not have an impact on our financial condition or results of operations.

In April 2010, the FASB issued ASU No. 2010-18, Receivables (Topic 310): Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset. This ASU codifies the consensus reached in Emerging Issues Task Force (“EITF”) Issue No. 09-I, Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset. The amendments to the Codification provide that modifications of loans that are accounted for within a pool under Subtopic 310-30 do not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring. An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change. ASU 2010-18 does not affect the accounting for loans under the scope of Subtopic 310-30 that are not accounted for within pools. Loans accounted for individually under Subtopic 310-30 continue to be subject to the TDR accounting provisions within Subtopic 310-40.

ASU 2010-18 was effective prospectively for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period ended on or after July 15, 2010. Upon initial adoption of ASU 2010-18, an entity may make a one-time election to terminate accounting for loans as a pool under Subtopic 310-30. This election may be applied on a pool-by-pool basis and does not preclude an entity from applying pool accounting to subsequent acquisitions of loans with credit deterioration.  This ASU did not have any impact on our financial condition or results of operations, as we do not have loans that are accounted for on a pool basis.

Note 3:  Acquisition

On February 18, 2011, we entered into a modified whole-bank purchase and assumption agreement without loss share (the “P&A Agreement”) with the Federal Deposit Insurance Corporation (the “FDIC”), the receiver of Charter Oak Bank of Napa, California, to purchase certain assets and assume certain liabilities of the former Charter Oak Bank to enhance our market presence (the “Acquisition”). The purchase price reflected an asset discount of $19.8 million and no deposit premium.

BANK OF MARIN BANCORP

The P&A Agreement only covers designated assets and liabilities of Charter Oak Bank. Common stock of Charter Oak Bank, certain assets and certain liabilities, such as claims against any officer, director, employee, accountant, attorney, or any other person employed by the former Charter Oak Bank, were not purchased or assumed by us. In addition, loans of the former Charter Oak Bank at their book values totaling approximately $24.4 million as of the acquisition date were retained by the FDIC. The excluded loans mainly represent loans delinquent more than sixty days or more as of the bid valuation date (October 18, 2010) and certain types of land and construction loans.

The assets acquired and liabilities assumed, both tangible and intangible, were recorded at their fair values as of acquisition date in accordance with ASC 805, Business Combinations.  These fair value estimates are subject to change for up to one year after the acquisition date as additional information relative to acquisition date fair values becomes available. In addition, the tax treatment of FDIC-assisted acquisitions is complex and subject to interpretations that may result in future adjustments of deferred taxes as of the acquisition date.

In FDIC-assisted transactions, only certain assets and liabilities are transferred to the acquirer and, depending on the nature and amount of the acquirer’s bid, the FDIC may be required to make a cash payment to the acquirer or the acquirer may be required to make payment to the FDIC.  We received cash totaling $32.6 million from the FDIC upon initial settlement of the transaction and recorded a receivable from the FDIC of $196 thousand (included in other assets on the consolidated statements of condition), for consideration of the net liabilities assumed (i.e., the net difference between the liabilities assumed and the assets acquired). This amount is receivable within one year of the acquisition date and is outstanding at March 31, 2011.

The following table presents the net liabilities assumed from Charter Oak and the estimated fair value adjustments, which resulted in a bargain purchase gain as of the acquisition date as the loans were purchased at a discount:

(Dollars in thousands, unaudited)	Acquisition Date (February 18, 2011)
Book value of net liabilities assumed from Charter Oak Bank	$(15,750)
Cash received from the FDIC upon initial settlement	32,588
Receivable from the FDIC	196

Fair value adjustments:
Loans	(17,406)
Core deposit intangible asset	725
Vehicles and equipment	16
Deferred tax liabilities	(62)
Deposits	(220)
Advances from the Federal Home Loan Bank	(2)
Total purchase accounting adjustments	(16,949)

Bargain purchase gain, net of tax	$85

The bargain purchase gain represents the excess of the estimated fair value of the assets acquired over the estimated fair value of the liabilities assumed.  We did not immediately acquire the banking facilities, including outstanding lease agreements, furniture, fixtures, and equipment, as part of the P&A Agreement. However, we have the option within ninety days after the acquisition date to purchase these assets and assume leases from the FDIC based on current appraisals. We have engaged an appraiser to value these fixed assets and to help evaluate which banking facilities and equipment we may lease or purchase. These facilities and assets are currently leased from the FDIC on a month-to-month basis. We have since decided to consolidate our Napa offices by closing the smaller St. Helena branch acquired from Charter Oak Bank effective April 29, 2011.

BANK OF MARIN BANCORP

The following table reflects the estimated fair values of the assets acquired and liabilities assumed related to the Acquisition, including cash received and receivable from the FDIC on the acquisition date:

(Dollars in thousands, unaudited)	Acquisition Date (February 18, 2011)
Assets:
Cash and due from banks	$34,144
Interest bearing deposits in banks	5,663
Federal funds sold	4,235
Total cash and cash equivalents	44,042
Loans	61,765
Core deposit intangible	725
Other assets (including the receivable from the FDIC)	1,231
Total assets acquired	107,763
Liabilities:
Deposits:
Noninterest bearing	27,874
Interest bearing	65,987
Total deposits	93,861
Advances from the Federal Home Loan Bank	13,502
Deferred tax liabilities	62
Other liabilities	253
Total liabilities assumed	107,678

Bargain purchase gain, net of tax (included in other non-interest income)	$85

The following is a description of the methods used to determine the acquisition date fair values of significant assets and liabilities presented above.

Loans

The fair values for acquired loans were developed based upon the present values of the expected cash flows utilizing market-derived discount rates. Expected cash flows for each acquired loan were projected based on contractual cash flows adjusted for expected prepayment, expected default (i.e. probability of default and loss severity), and principal recovery.

For purchased non-credit-impaired loans, prepayment rates were applied to the principal outstanding based on the following assumptions depending on type of loan:

●	For commercial and agriculture loans, a ten percent constant prepayment rates (“CPR”) was assumed based on current research associated with these loan types;
●	A one percent CPR was assumed for commercial real estate, construction and land loans as research data indicates limited prepayment activity over the life of these loans;
●	For single family residential loans, a prepayment rate of twenty percent CPR was used, based on current research associated with these loan types;
●	For home equity lines of credit, a CPR of fifteen percent was assumed based on the refinance likelihood and other research; and,
●	For other consumer loans, a CPR of one and a half percent was used based on current capital markets research data for consumer unsecured credit.

Prepayment assumptions were not factored into the calculation of expected cash flows on purchased credit-impaired loans.  For purchased non-credit impaired loans, the total gross contractual amounts receivable were $69.7 million as of the acquisition date.

BANK OF MARIN BANCORP

Loans with similar characteristics were grouped together and were treated in the aggregate when applying the discount rate on the expected cash flows. Aggregation factors considered include the type of loan and related collateral, risk classification, fixed or variable interest rate, term of loan and whether or not the loan was amortizing. The discount rates used for the similar groups of loans are based on current market rates for new originations of comparable loans, where available, and include adjustments for credit and liquidity factors. To the extent comparable market rates are not readily available, a discount rate was derived based on the assumptions of a market participant's cost of funds, servicing costs, and return requirements for comparable risk assets.

Deposits

The fair values used for the transaction, savings and money market deposits are equal to the amount payable on demand at the reporting date. The fair values for time deposits are estimated using a discounted cash flow calculation that applies interest rates currently being offered by market participants on time deposits with similar maturity terms as the discount rates.  The core deposit intangible assets recognized as a result of the acquisition of core deposits are deductible for income tax purposes over fifteen years.

Advances from the Federal Home Loan Bank

The advances from the Federal Home Loan Bank San Francisco (“FHLB”) were recorded at their estimated fair value, which was based on quoted prices supplied by the FHLB. Subsequent to the acquisition dates, all of these advances were repaid in full.

BANK OF MARIN BANCORP

Pro Forma Results of Operations

The contribution of the acquired operations of the former Charter Oak Bank to our results of operations for the period February 18 to March 31, 2011 is as follows: interest income of $1.9 million, interest expense of $32 thousand, noninterest income of $187 thousand, noninterest expense of $694 thousand and income before income taxes of $1.3 million.  These amounts include the bargain purchase gain, acquisition-related costs, accretion of the discount on the acquired loans, and amortization of the fair value mark on time deposits and the core deposit intangible amortization. Charter Oak Bank’s results of operations prior to the acquisition date are not included in our operating results for 2011.

Charter Oak Bank’s revenue(interest income and noninterest income) and earnings included in our consolidated statement of income for the three months ended March 31, 2011, and the revenue and earnings of the combined entity had the acquisition date been January 1, 2010, are as follows:

Pro Forma Revenue and Earnings	Charter Oak Bank Only		Combined
(in thousands; unaudited)	Revenue	Earnings	Revenue	Earnings
Actual from February 18, 2011 to March 31, 2011	$2,045	$815	N/A	N/A
2011 pro forma from January 1, 2011 to March 31, 2011	2,753	948	$19,393	$4,642
2011 supplemental pro forma from January 1, 2011 to March 31, 20111	2,606	1,071	19,246	4,765
2010 supplemental pro forma from January 1, 2010 to March 31, 20101	3,128	1,118	19,364	4,065

1 2011 supplemental pro forma earnings were adjusted to exclude $348 of acquisition-related costs incurred in 2011 and $147 of nonrecurring pre-tax bargain purchase gain related to the fair value adjustment to acquisition-date assets and liabilities. 2010 supplemental pro forma earnings were adjusted to include these nonrecurring items.

Acquisition-related expenses are recognized as incurred and continue until all systems have been converted and operational functions become fully integrated. We incurred third-party acquisition-related expenses in the following line items in the consolidated statement of income for the three month period ended March 31, 2011 as follows:

Acquisiton-related Expenses	Three months ended
(in thousands)	March 31, 2011
Professional services	$304
Data processing	30
Other	14
Total	$348

BANK OF MARIN BANCORP

Note 4:  Fair Value of Assets and Liabilities

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

The following table summarizes our assets and liabilities that were required to be recorded at fair value on a recurring basis.

(in thousands) Description of Financial Instruments	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Balance at March 31, 2011 (unaudited):
Securities available for sale:
Mortgage-backed securities and collaterized mortgage obligations issued by U.S. government agencies	$91,045	$	---		$91,045	$	---
Debentures of government sponsored agencies	$2,991	$	---		$2,991	$	---
Corporate collateralized mortgage obligations	$14,690	$	---		$14,690	$	---

Derivative financial liabilities (interest rate contracts)	$2,116	$	---		$2,116	$	---

Balance at December 31, 2010:
Securities available for sale:
Mortgage-backed securities and collaterized mortgage obligations issued by U.S. government agencies	$95,258	$	---		$95,258	$	---
Corporate collateralized mortgage obligations	$15,870	$	---		$15,870	$	---
Equity securities	$608		$608	$	---	$	---

Derivative financial liabilities (interest rate contracts)	$2,470	$	---		$2,470	$	---

Securities available for sale are recorded at fair value on a recurring basis. When available, quoted market prices (Level 1) are used to determine the fair value of securities available for sale. If quoted market prices are not available, we obtain pricing information from a reputable third-party service provider, who may utilize valuation techniques that use current market-based or independently sourced parameters, such as bid/ask prices, dealer-quoted prices, interest rates, benchmark yield curves, prepayment speeds, and credit spreads (Level 2).  Level 1 securities include those traded on active markets, including U.S. Treasury securities and equity securities.  Level 2 securities include U.S. agencies’ debt securities, mortgage-backed securities, and corporate collateralized mortgage obligations.

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

The following table presents the carrying value of financial instruments by level within the fair value hierarchy as of March 31, 2011 and December 31, 2010, for which a non-recurring change in fair value has been recorded.

(in thousands) Description of Financial Instruments	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3) (a)	Losses for the three months ended March 31, 2011 (b)	Losses for the three months ended March 31, 2010 (b)
At March 31, 2011 (unaudited):
Impaired loans carried at fair value (c)	$4,785	$	---	$	---	$4,785	$1,213	$1,643

At December 31, 2010:							Losses for the year ended December 31, 2010 (b)
Impaired loans carried at fair value	$8,635		$--		$--	$8,635		$4,610

(a) Represents collateral-dependent loan principal balances that had been generally written down to the appraised value or estimated market value of the underlying collateral, net of specific valuation allowance of $1.2 million and $936 thousand at March 31, 2011 and December 31, 2010, respectively. The carrying value of loans fully charged-off, which includes unsecured lines of credit, overdrafts and all other loans, is zero.

(b) Represents net charge-offs during the period presented and the specific valuation allowance established on loans during the period.
(c) Represents the portion of impaired loans that have been written down to their estimated fair value.

BANK OF MARIN BANCORP

Disclosures about Fair Value of Financial Instruments

The table below is a summary of fair value estimates for financial instruments as of March 31, 2011 and December 31, 2010, excluding financial instruments recorded at fair value on a recurring basis (summarized in a separate table). The carrying amounts in the following table are recorded in the statements of condition under the indicated captions. We have ecluded non-financia assets and non-financial liabilities defined by the Codification (ASC 820-10-15-1A), such as Bank premises and equipment, deferred taxes and other liabilities.  In addition, we have not disclosed the fair value of financial instruments specifically excluded from disclosure requirements of the Financial Instruments Topic of the Codification (ASC 825-10-50-8), such as Bank-owned life insurance policies.

	March 31, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
(in thousands; 2011 amounts unaudited)	Amounts	Value	Amounts	Value
Financial assets
Cash and cash equivalents	$128,960	$128,960	$85,232	$85,232
Investment securities held to maturity	34,866	35,517	34,917	35,090
Loans, net	965,881	984,954	929,008	952,763
Interest receivable	4,627	4,627	4,207	4,207
Financial liabilities
Deposits	1,088,360	1,088,952	1,015,739	1,016,401
Federal Home Loan Bank long-term borrowings	55,000	56,766	55,000	57,090
Subordinated debenture	5,000	5,066	5,000	4,994
Interest payable	475	475	414	414

Following is a description of methods and assumptions used to estimate the fair value of each class of financial instrument not recorded at fair value but required for disclosure purposes:

Cash and Cash Equivalents – The carrying amounts of cash and cash equivalents approximate their fair value because of the short-term nature of these instruments.

Held-to-maturity Securities - Held-to-maturity securities, which generally consist of obligations of state & political subdivisions, are recorded at their amortized cost. Their fair value for disclosure purposes is determined using methodologies similar to those described above for available-for-sale securities using Level 2 inputs. If Level 2 inputs are not available, we may utilize pricing models that incorporate unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities (Level 3).  As of March 31, 2011, we did not hold any securities whose fair value was measured using significant unobservable inputs.

Loans - The fair value of loans with variable interest rates approximates their current carrying value, because their rates are regularly adjusted to current market rates.  The fair value of fixed rate loans or variable loans at negotiated interest rate floors or ceilings with remaining maturities in excess of one year is estimated by discounting the future cash flows using current market rates at which similar loans would be made to borrowers with similar credit worthiness and similar remaining maturities. The allowance for loan losses (“ALLL”) is considered to be a reasonable estimate of loan discount due to credit risks.

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

Note 5:  Investment Securities

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

	March 31, 2011				December 31, 2010
(in thousands;	Amortized	Fair	Gross Unrealized		Amortized	Fair	Gross Unrealized
March 31, 2011 unaudited)	Cost	Value	Gains	(Losses)	Cost	Value	Gains	(Losses)
Held-to-maturity
Obligations of state and political subdivisions	$34,866	$35,517	$943	$(292)	$34,917	$35,090	$666	$(493)

Available-for-sale
Securities of U. S. government agencies:
MBS pass-through securities issued by FNMA and FHLMC	20,652	20,926	386	(112)	16,119	16,424	419	(114)
CMOs issued by FNMA	12,239	12,683	444	---	12,770	13,236	466	---
CMOs issued by FHLMC	13,802	14,163	361	---	19,725	20,177	452	---
CMOs issued by GNMA	42,757	43,273	584	(68)	44,607	45,421	884	(70)
Debentures of government sponsored agencies	3,000	2,991	---	(9)	---	---	---	---
Corporate CMOs	14,668	14,690	161	(139)	15,849	15,870	185	(164)
Equity security	---	---	---	---	---	608	608	---
Total available for sale	107,118	108,726	1,936	(328)	109,070	111,736	3,014	(348)

Total investment securities	$141,984	$144,243	$2,879	$(620)	$143,987	$146,826	$3,680	$(841)

As a member bank of Visa U.S.A., we hold 16,939 shares of Visa Inc. Class B common stock at a zero cost basis.  These shares are restricted from resale until their conversion into Class A (voting) shares upon the termination of Visa Inc.’s covered litigation escrow account. The conversion rate will be determined upon the final resolution of the Visa Inc. covered litigation described in Note 13 to the Consolidated Financial Statements in our 2010 Form 10-K.  The stock was re-classified from available-for-sale securities to cost-basis accounting in March 2011 as the stock is still currently restricted from resale based on new information received from Visa Inc.  Hence, the unrealized gain on the stock, net of tax, at December 31, 2010 was reversed from other comprehensive income. The fair value of the Class B common stock we own was $609 thousand and $608 thousand at March 31, 2011 and December 31, 2010, respectively, based on the Class A as-converted rate of 0.4881 and 0.5102, respectively.

The amortized cost and fair value of investment securities by contractual maturity at March 31, 2011 are shown below.  Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2011
	Held to Maturity		Available for Sale
(in thousands; unaudited)	Amortized Cost	Fair Value	Amortized Cost		Fair Value
Within one year	$1,475	$1,485	$	---	$	---
After one but within five years	5,998	6,150		4,117		4,108
After five years through ten years	20,439	20,957		16,403		16,776
After ten years	6,954	6,925		86,598		87,842
Total	$34,866	$35,517		$107,118		$108,726

At March 31, 2011, investment securities carried at $38.6 million were pledged with the State of California:  $37.9 million to secure public deposits in compliance with the Local Agency Security Program and $665 thousand to provide collateral for trust deposits. In addition, at March 31, 2011, investment securities carried at $1.4 million were pledged to collateralize an internal Wealth Management Services checking account and $3.3 million were pledged to collateralize interest rate swaps as discussed in Note 11.

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

Twenty-three and twenty-nine investment securities were in unrealized loss positions at March 31, 2011 and December 31, 2010, respectively.  They are summarized and classified according to the duration of the loss period as follows:

March 31, 2011	< 12 continuous months		> 12 continuous months		Total Securities in a loss position
(In thousands; unaudited)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
Held-to-maturity
Obligations of state & political subdivisions	$5,868	$(60)	$1,698	$(232)	$7,566	$(292)

Available-for-sale
Securities of U.S. government agencies	15,662	(189)	---	---	15,662	(189)
Corporate CMOs	8,018	(139)	---	---	8,018	(139)
Total available for sale	23,680	(328)	---	---	23,680	(328)
Total temporarily impaired securities	$29,548	$(388)	$1,698	$(232)	$31,246	$(620)

December 31, 2010	< 12 continuous months		> 12 continuous months		Total Securities in a loss position
(In thousands)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
Held-to-maturity
Obligations of state & political subdivisions	$11,622	$(250)	$1,687	$(243)	$13,309	$(493)

Available-for-sale
Securities of U.S. government agencies	12,888	(184)	---	---	12,888	(184)
Corporate CMOs	7,070	(164)	---	---	7,070	(164)
Total available for sale	19,958	(348)	---	---	19,958	(348)
Total temporarily impaired securities	$31,580	$(598)	$1,687	$(243)	$33,267	$(841)

The unrealized losses associated with debt securities of U.S. government agencies are primarily driven by changes in interest rates and not due to the credit quality of the securities. Further, securities backed by GNMA, FNMA, or FHLMC have the guarantee of the full faith and credit of the U.S. Federal Government. Obligations of U.S. states and political subdivisions in our portfolio are all investment grade without delinquency history. The security in a loss position for more than twelve continuous months relates to one debenture issued by a local subdivision with payments collected through property tax assessments in an affluent community.  This security will continue to be monitored as part of our ongoing impairment analysis, but is expected to perform. As a result, we concluded that this security was not other-than-temporarily impaired at March 31, 2011.

The unrealized losses associated with corporate CMO’s are primarily related to securities backed by residential mortgages. All of these securities were AAA rated by at least one major rating agency. We estimate loss projections for each security by assessing loans collateralizing the security and determining expected default rates and loss severities. Based upon our assessment of expected credit losses of each security given the performance of the underlying collateral and credit enhancements where applicable, we concluded that these securities were not other-than-temporarily impaired at March 31, 2011.

BANK OF MARIN BANCORP

Securities Carried at Cost

As a member of the FHLB, we are required to maintain a minimum investment in the FHLB capital stock determined by the Board of Directors of the FHLB. The minimum investment requirements can also increase in the event we need to increase our borrowing capacity with the FHLB. Shares cannot be purchased or sold except between the FHLB and its members at its $100 per share par value.  We held $5.5 million and $5.0 million of FHLB stock recorded at cost in other assets at March 31, 2011 and December 31, 2010, respectively. On April 28, 2011, FHLB declared a cash dividend for the first quarter of 2011 at an annualized dividend rate of 0.31%.  Management expects to be able to redeem this stock at cost, and therefore does not believe the FHLB stock to be other-than-temporarily impaired.

Note 6:  Loans and Allowance for Loan Losses

Credit Quality of Loans

Outstanding loans by class and payment aging, excluding credit-impaired loans purchased from the Acquisition accounted for under ASC 310-30 (“PCI” loans) of $9.2 million as of March 31, 2011, are as follows:

Loan Aging Analysis by Class As of March 31, 2011 and December 31, 2010
(Dollars in thousands; March 31, 2011 unaudited)	Commercial	Commercial real estate, owner-occupied	Commercial real estate, investor	Construction	Home equity	Other residential 1	Installment and other consumer	Total
March 31, 2011
30-59 days past due	$2,829	$-	$-	$3,615	$-	$-	$382	$6,826
60-89 days past due	266	-	-	14,710	-	-	65	15,041
Greater than 90 days past due (accruing)	100	-	-	-	-	-	-	100
Greater than 90 days past due (non-accrual)	3,337	632	-	4,145	323	141	426	9,004
Total past due	6,532	632	-	22,470	323	141	873	30,971
Current	155,362	160,775	378,837	53,574	95,125	67,666	27,448	938,787
Total loans 3	$161,894	$161,407	$378,837	$76,044	$95,448	$67,807	$28,321	$969,758

Non-accrual loans to total loans	2.1%	0.4%	-	5.5%	0.3%	0.2%	1.5%	0.9%

Troubled debt restructured loans 4
Accruing	$-	$-	$-	$-	$258	$238	$1,142	$1,638
Non-accrual	-	-	-	-	-	-	54	54
Total troubled debt restructed loans	$-	$-	$-	$-	$258	$238	$1,196	$1,692

December 31, 2010
30-59 days past due	$20	$-	$-	$-	$25	$-	$307	$352
60-89 days past due	-	-	-	-	-	-	-	-
Greater than 90 days past due (non-accrual) 2	2,486	632	-	9,297	-	148	362	12,925
Total past due	2,506	632	-	9,297	25	148	669	13,277
Current	151,330	141,958	383,553	68,322	86,907	69,843	26,210	928,123
Total loans 3	$153,836	$142,590	$383,553	$77,619	$86,932	$69,991	$26,879	$941,400

Non-accrual loans to total loans	1.6%	0.4%	-	12.0%	-	0.2%	1.3%	1.4%

Troubled debt restructured loans 3
Accruing	$-	$-	$-	$-	$259	$-	$925	$1,184
Non-accrual	-	-	-	-	-	-	55	55
Total troubled debt restructed loans	$-	$-	$-	$-	$259	$-	$980	$1,239

1 Our residential loan portfolio includes no sub-prime loans, nor is it our normal practice to underwrite loans commonly referred to as "Alt-A mortgages", the characteristics of which are loans lacking full documentation, borrowers having low FICO scores or higher loan-to-value ratios.

2 There were no accruing loans past due more than 90 days at December 31, 2010.
3 Amounts were net of deferred loan fees of $2.3 million and $2.8 million at March 31, 2011 and December 31, 2010, respectively,
4 Defined as loans whose contractual terms have been restructured in a manner which grants a concession to a borrower experiencing financial difficulties. These balances are included in the impaired loan totals in the table below.

BANK OF MARIN BANCORP

Our commercial loans are generally made to established small to mid-sized businesses to provide financing for their working capital needs or acquisition of fixed assets.  Management examines current and projected cash flows to determine the ability of the borrower to repay their obligations as agreed. Commercial loans are primarily made based on the identified cash flows of the borrower and secondarily on the underlying collateral provided by the borrower. The cash flows of borrowers, however, may not be as expected and the collateral securing these loans may fluctuate in value. Most commercial and industrial loans are secured by the assets being financed or other business assets such as accounts receivable or inventory and incorporate a personal guarantee; however, some short-term loans may be made on an unsecured basis. In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers. We target stable local businesses with strong guarantors that have proven to be more resilient in periods of economic stress.  Typically, the strong guarantors provide an additional source of repayment for our credit extensions.

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

We use a risk rating system as a tool used to evaluate asset quality, and to identify and monitor credit risk in individual loans, and ultimately in the portfolio. Definitions of risk grades of “Special Mention” or worse loans are consistent with those used by the banking regulators.  Our internally assigned grades are as follows:

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

BANK OF MARIN BANCORP

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

We regularly review our credits for accuracy of risk grades whenever new financial information is received. Borrowers are required to submit financial information at regular intervals:
●
Generally, commercial borrowers with lines of credit are required to submit financial information with reporting intervals ranging from monthly to annually depending on credit size, risk and complexity.

●
Investor commercial real estate borrowers with loans greater than $2.5 million are required to submit rent rolls or property income statements at least annually. It has been our practice to obtain rent rolls or property income statements for loans $750 thousand or greater for the last two years.

●	Construction loans are monitored monthly, and assessed on an ongoing basis.
●	Home equity and other consumer loans are assessed based on delinquency.
●	Loans graded “Watch” or more severe, regardless of loan type, are assessed no less than quarterly.

The following table represents our analysis of loans by internally assigned grades as of March 31, 2011, including the PCI loans, and December 31, 2010:

Credit Quality Indicators As of March 31, 2011 and December 31, 2010
(Dollars in thousands; March 31, 2011 unaudited)	Commercial	Commercial real estate, owner-occupied	Commercial real estate, investor	Construction	Home equity	Other residential	Installment and other consumer	Purchased credit-impaired	Total

Credit Risk Profile by Internally Assigned Grade:
March 31, 2011
Pass	$133,036	$153,602	$365,950	$48,354	$93,009	$62,164	$27,761	$440	$884,316
Special mention	8,945	1,127	1,032	9,962	499	238	-	816	22,619
Substandard	19,554	6,678	11,855	17,728	1,940	5,320	336	7,577	70,988
Doubtful	359	-	-	-	-	85	224	359	1,027
Total loans	$161,894	$161,407	$378,837	$76,044	$95,448	$67,807	$28,321	$9,192	$978,950

December 31, 2010
Pass	$120,428	$135,443	$369,975	$57,779	$84,830	$64,570	$26,280	$-	$859,305
Special mention	17,009	454	330	10,253	447	-	-	-	28,493
Substandard	16,169	6,693	13,248	9,587	1,655	5,421	427	-	53,200
Doubtful	230	-	-	-	-	-	172	-	402
Total loans	$153,836	$142,590	$383,553	$77,619	$86,932	$69,991	$26,879	$-	$941,400

BANK OF MARIN BANCORP

Impaired loan balances and their related allowance by major classes of loans

The table below summarizes information on impaired loans and their related ALLL. The information below excludes PCI loans purchased in the Acquisition, since based on current information and events, it is probable that we will be able to collect all cash flows expected at acquisition.

(Dollars in thousands; March 31, 2011 unaudited)	Commercial	Commercial real estate, owner-occupied		Commercial real estate, investor		Construction	Home equity		Other residential		Installment and other consumer	Total
March 31, 2011

Recorded investment in impaired loans:
With no specific allowance recorded	$1,028		$429	$	---	$815		$25	$	---	$70	$2,367
With a specific allowance recorded	2,309		203	$	---	3,330		556		380	1,498	8,276
Total recorded investment in impaired loans	$3,337		$632	$	---	$4,145		$581		$380	$1,568	$10,643
Unpaid principal balance of impaired loans:
With no specific allowance recorded	$1,028		$429	$	---	$815		$25	$	---	$112	$2,409
With a specific allowance recorded	3,487		259		---	5,843		966		380	1,498	12,433
Total recorded investment in impaired loans	$4,515		$688	$	---	$6,658		$991		$380	$1,610	$14,842

Specific allowance	$782		$9	$	---	$429		$233		$104	$362	$1,919
Average recorded investment in impaired loans during the quarter ended March 31, 2011	2,486		632		---	7,294		314		143	1,763	12,632
Interest income recognized on impaired loans during the quarter ended March 31, 2011	13		---		---	---		---		---	---	13

December 31, 2010

Recorded investment in impaired loans:
With no specific allowance recorded	$959		$633	$	---	$8,742	$	---	$	---	$73	$10,407
With a specific allowance recorded	1,526		---	$	---	555		259		148	1,214	3,702
Total recorded investment in impaired loans	$2,485		$633	$	---	$9,297		$259		$148	$1,287	$14,109
Unpaid principal balance of impaired loans:
With no specific allowance recorded	$959		$689	$	---	$11,485	$	---	$	---	$115	$13,248
With a specific allowance recorded	2,570		---		---	555		259		148	1,214	4,746
Total recorded investment in impaired loans	$3,529		$689	$	---	$12,040		$259		$148	$1,329	$17,994

Specific allowance	$667	$	---	$	---	$3		$25		$93	$290	$1,078

Average recorded investment in impaired loans during the year	1,326		3,086		---	6,326		191		39	1,212	12,180

Interest income recognized on impaired loans during the year ended December 31, 2011	85		22		---	336		8		5	66	522

The gross interest income that would have been recorded had non-accrual loans been current totaled $220 thousand, $24 thousand and $236 thousand in the quarters ended March 31, 2011, December 31, 2010, and March 31, 2010, respectively. We recognized interest income of $13 thousand, $400 thousand and $1 thousand on these non-accrual loans for cash payments received during the quarters ended March 31, 2011, December 31, 2010 and March 31, 2010, respectively. PCI loans are excluded from the data above. See page 25, “PCI Loans” for further discussion.

BANK OF MARIN BANCORP

Management monitors delinquent loans continuously and identifies problem loans, generally loans graded substandard or worse, to be evaluated individually for impairment testing. Generally, we charge off our estimated losses related to specifically-identified impaired loans when it is deemed uncollectible. The charged-off portion of impaired loans outstanding at March 31, 2011 totaled approximately $3.8 million.  At March 31, 2011, there were no significant commitments to extend credit on impaired loans, including loans to borrowers whose terms have been modified in troubled debt restructurings.

All acquired loans were recorded at fair value at acquisition date, factoring in credit losses expected to be incurred over the life of the loan. Accordingly, ALLL is not carried over from Charter Oak Bank or recorded as of the acquisition date.  As there was no significant change in the credit quality or expected cash flows of the acquired loan portfolio from the Acquisition date through the quarter end, Management has not provided significant reserves for loan losses on the acquired loans in the first quarter of 2011. If it is estimated that cash flows expected to be collected have decreased subsequent to the acquisition date, an ALLL is established on the acquired loan portfolio.

The following table discloses loans by major portfolio category and the related ALLL disaggregated by impairment evaluation method as of March 31, 2011 and December 31, 2010, as well as activity in the ALLL for the three months ended March 31, 2011:

Allowance for Loan Losses and Recorded Investment in Loans

(Dollars in thousands; 2011 unaudited)	Commercial	Commercial real estate, owner-occupied	Commercial real estate, investor	Construction	Home equity	Other residential	Installment and other consumer	Unallocated	Total

For the three months ended March 31, 2011:

Allowance for loan losses:
Beginning balance	$3,114	$1,037	$4,134	$1,694	$643	$738	$835	$197	$12,392
Provision (reversal)	221	(4)	(108)	542	210	(14)	154	49	1,050
Charge-offs	(292)	-	-	(23)	-	-	(74)	-	(389)
Recoveries	10	-	-	-	-	-	6	-	16
Ending balance	$3,053	$1,033	$4,026	$2,213	$853	$724	$921	$246	$13,069

As of March 31, 2011:

Ending ALLL related to loans collectively evaluated for impairment	$2,271	$1,024	$4,026	$1,784	$620	$620	$559	$246	$11,150

Ending ALLL related to loans individually evaluated for impairment	$782	$9	$-	$429	$233	$104	$362	$-	$1,919

Ending ALLL related to purchased credit-impaired loans	$-	$-	$-	$-	$-	$-	$-	$-	$-

Loans outstanding:
Collectively evaluated for impairment	$158,557	$160,775	$378,837	$71,899	$94,867	$67,427	$26,753	$-	$959,115
Individually evaluated for impairment	3,337	632	-	4,145	581	380	1,568	-	10,643
Purchased credit-impaired	3,428	4,501	1,263	-	-	-	-	-	9,192
Total	$165,322	$165,908	$380,100	$76,044	$95,448	$67,807	$28,321	$-	$978,950

Ratio of allowance for loan losses to total loans	1.85%	0.62%	1.06%	2.91%	0.89%	1.07%	3.25%	-	1.34%

Allowance for loan losses to non-accrual loans	91%	163%	NA	53%	147%	191%	59%	-	123%

As of December 31, 2010:

Ending ALLL related to loans collectively evaluated for impairment	$2,447	$1,037	$4,134	$1,691	$618	$645	$545	$197	$11,314

Ending ALLL related to loans individually evaluated for impairment	$667	$-	$-	$3	$25	$93	$290	$-	$1,078

Loans outstanding:
Collectively evaluated for impairment	$151,351	$141,957	$383,553	$68,322	$86,673	$69,843	$25,592	$-	$927,291
Individually evaluated for impairment	2,485	633	-	9,297	259	148	1,287	-	14,109
Total	$153,836	$142,590	$383,553	$77,619	$86,932	$69,991	$26,879	$-	$941,400

Ratio of allowance for loan losses to total loans at end of year	2.02%	0.73%	1.08%	2.18%	0.74%	1.05%	3.11%	-	1.32%

Allowance for loan losses to non-accrual loans at year end	125%	164%	NA	18%	NA	499%	231%	-	96%

BANK OF MARIN BANCORP

Activity in the allowance for loan losses for the three months ended March 31, 2010 follows:

Three months ended
(Dollars in thousands; unaudited)	March 31, 2010
Allowance for loan losses:
Beginning balance	$10,618
Provision	1,550
Charge-offs	(1,547)
Recoveries	27
Ending balance	$10,648

Total loans outstanding at March 31, 2010, before deducting allowance for loan losses	$920,356

Ratio of allowance for loan losses to total loans at March 31, 2010	1.16%

Allowance for loan losses to non-accrual loans at March 31, 2010	93.29%

Non-accrual loans to total loans at March 31, 2010	1.24%

Average recorded investment in impaired loans	$12,356

Purchased Credit-Impaired Loans

During the first quarter of 2011, we evaluated loans purchased in the Acquisition in accordance with accounting guidance in ASC 310-30 related to loans acquired with deteriorated credit quality. Acquired loans are considered credit-impaired if there is evidence of deterioration of credit quality since origination and it is probable, at the acquisition date, that we will be unable to collect all contractually required payments receivable. Management has determined certain loans purchased in the Acquisition to be PCI loans based on credit indicators such as nonaccrual status, past due status, loan risk grade, loan-to-value ratio, etc. Revolving credit agreements (e.g. home equity lines of credit and revolving commercial loans), if at the acquisition date the borrower has revolving privileges, are not considered PCI loans as cash flows can not be reasonably estimated.

For acquired loans not considered credit-impaired, the difference between the contractual amounts due (principal amount) and the fair value is accounted for subsequently through accretion. We elect to recognize discount accretion based on the acquired loan’s contractual cash flows using an effective interest rate method. The accretion is recognized through the net interest margin as described in the guidance for accounting for loan origination fees and costs that is included in FASB ASC 310-20 (formerly FASB Statement No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases).

BANK OF MARIN BANCORP

The following table presents the fair value of loans pursuant to accounting standards for purchased credit-impaired loans and other purchased loans as of the acquisition dates:

	February 18, 2011
	Purchased	Other
	credit-impaired	purchased
(Dollars in thousands; unaudited)	loans	loans		Total
Contractually required payments including interest	$24,316	$69,702		$94,018
Less: nonaccretable difference	(13,044)	---		(13,044)
Cash flows expected to be collected (undiscounted)	11,272	69,702		80,974
Accretable yield	(1,902)	(17,307)	1	(19,209)
Fair value of purchased loans	$9,370	$52,395		$61,765

1 $5.8 million of the $17.3 million represents the difference between the contractual principal amounts due and the fair value. This discount is to be accreted to interest income over the remaining lives of the loans. The remaining $11.5 million is the contractual interest to be earned over the life of the loans.

For the PCI loans, the accretable yield initially represents the excess of the cash flows expected to be collected at acquisition over the fair value of the loans at the acquisition date, and is accreted into interest income over the estimated remaining life of the purchased credit-impaired loans using the effective yield method, provided that the timing and amount of future cash flows is reasonably estimable. The accretable yield is affected by:

(1) Changes in interest rate indices for variable rate loans – Expected future cash flows are based on the variable rates in effect at the time of the regular evaluations of cash flows expected to be collected;

(2) Changes in prepayment assumptions – Prepayments affect the estimated life of the loans which may change the amount of interest income, and possibly principal, expected to be collected;

(3) Changes in the expected principal and interest payments over the estimated life – Updates to expected cash flows are driven by the credit outlook and actions taken with borrowers. Changes in expected future cash flows from loan modifications are included in the regular evaluations of cash flows expected to be collected.

When the timing and/or amounts of expected cash flows on such loans are not reasonably estimable, no interest is accreted and the loan is reported as a nonperforming loan; otherwise, if the timing and amounts of expected cash flows for purchased credit-impaired loans are reasonably estimable, then interest is accreted and the loans are reported as performing loans. The initial estimated cash flows expected to be collected are updated each subsequent reporting period based on updated assumptions regarding default rates, loss severities, and other factors that are reflective of current market conditions. Probable decreases in expected cash flows after acquisition result in the recognition of impairment, which would be recorded as a charge to the provision for loan losses. Probable and significant increases in expected cash flows would first reverse any related allowance for loan losses and any remaining increases would be recognized prospectively as interest income over the estimated remaining lives of the loans. The impact of changes in variable interest rates is recognized prospectively as adjustments to interest income.

The nonaccretable difference represents the difference between the undiscounted contractual cash flows and the undiscounted expected cash flows, and also reflects the estimated credit losses in the acquired loan portfolio at the acquisition date and can fluctuate due to changes in expected cash flows during the life of the PCI loans.

BANK OF MARIN BANCORP

The following table reflects the outstanding balance and related carrying value of PCI loans as of the acquisition date (February 18, 2011) and March 31, 2011:

	February 18, 2011		March 31, 2011
	Unpaid		Unpaid
	principal	Carrying	principal	Carrying
(Dollars in thousands)	balance	value	balance	value
Commercial	$10,860	$3,706	$9,231	$3,428
Commercial real estate	10,139	5,664	9,861	5,764
Total purchased credit-impaired loans	$20,999	$9,370	$19,092	$9,192

The accretable yield for PCI loans was as follows for the three months ended March 31, 2011:

Accretable
(Dollars in thousands)	Yield
Balance at February 18, 2011	$1,902
Additions	---
Removals 1	(39)
Accretion	(76)
Balance at March 31, 2011	$1,787

1 Represents the acccretable difference that is relieved when a loan exits the PCI population due to payoff, full charge-off, or transfer to repossessed assets, etc.

Pledged Loans

Our FHLB line of credit is secured under terms of a blanket collateral agreement by a pledge of certain qualifying loans equal to the amount of our line of credit, which totaled $241.1 million and $219.2 million at March 31, 2011 and December 31, 2010, respectively, In addition, we pledge a certain residential loan portfolio, which totaled $40.0 million and $40.2 million at March 31, 2011 and December 31, 2010, respectively, to secure our borrowing capacity with the FRB. Also see Note 8 below.

Note  7: Intangible Assets

The table below reflects our identifiable intangible asset arising from the Acquisition and accumulated amortization at March 31, 2011.

March 31, 2011
	Gross		Net
	Carrying	Accummulated	Carrying
(in thousands; unaudited)	Amount	Amortization	Amount
Core deposit intangible	$725	$(6)	$719

The core deposit intangible is being amortized on a straight-line basis over fifteen years and the estimated amortization expense is $42 thousand for the year ending December 31, 2011, $48 thousand each year ending December 31, 2012 through 2015 and $491 thousand thereafter.

BANK OF MARIN BANCORP

Note 8: Borrowings

Federal Funds Purchased– We have unsecured lines of credit totaling $77.0 million with correspondent banks for overnight borrowings.  In general, interest rates on these lines approximate the Federal funds target rate. At March 31, 2011 and December 31, 2010, we had no overnight borrowings outstanding under these credit facilities.

Federal Home Loan Bank Borrowings – As of March 31, 2011 and December 31, 2010, we had lines of credit with the FHLB totaling $241.1 million and $219.2 million, respectively, based on eligible collateral of certain loans.  At March 31, 2011 and December 31, 2010, we had no FHLB overnight borrowings.

On February 5, 2008, we entered into a ten-year borrowing agreement under the same FHLB line of credit for $15.0 million at a fixed rate of 2.07%. Interest-only payments are required every three months until maturity. Although the entire principal is due on February 5, 2018, the FHLB has the unconditional right to accelerate the due date on May 5, 2011 and every three months thereafter (the “put dates”). If the FHLB exercises its right to accelerate the due date, the FHLB will offer replacement funding at the current market rate, subject to certain conditions. We must comply with the put date, but are not required to accept replacement funding.

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

At March 31, 2011, $186.1 million was remaining as available for borrowing from the FHLB. The FHLB overnight borrowing and the FHLB line of credit are secured by a certain loan portfolio under a blanket lien.

Federal Reserve Line of Credit – We also have a line of credit with the FRB secured by a certain residential loan portfolio.  At March 31, 2011 and December 31, 2010, we had borrowing capacity under this line totaling $40.0 and $40.2 million, respectively, and had no outstanding borrowings with the FRB.

Subordinated Debt – On September 17, 2004 we issued a 15-year, $5.0 million subordinated debenture through a pooled trust preferred program, which matures on June 17, 2019.  We have the right to redeem the debenture, in whole or in part, at the redemption price at principal amounts in multiples of $1.0 million on any interest payment date on or after June 17, 2009.  The interest rate on the debenture changes quarterly and is paid quarterly at the three-month LIBOR plus 2.48%. The rate at March 31, 2011 was 2.79%. The debenture is subordinated to the claims of depositors and our other creditors.

Note 9:  Stockholders' Equity

Preferred Stock

Pursuant to the U.S. Treasury Capital Purchase Program (the “TCPP”), On December 5, 2008 Bancorp issued to the U.S. Treasury 28,000 shares of senior preferred stock with a zero par value and a $1,000 per share liquidation preference, along with a warrant to purchase 154,242 shares of common stock at a per share exercise price of $27.23, in exchange for aggregate consideration of $28.0 million. The proceeds of $28 million were allocated between the preferred stock and the warrant with $27.0 million allocated to preferred stock and $961 thousand allocated to the warrant, based on their relative fair value at the time of issuance. The warrant was immediately exercisable and expires 10 years after the issuance date.

Under the American Recovery and Reinvestment Act of 2009, which allows participants in the TCPP to withdraw from the program, we repurchased all 28,000 shares of outstanding preferred stock from the U.S. Treasury at $28 million plus accrued but unpaid dividends of $179 thousand on March 31, 2009. The warrant remains outstanding, and was subsequently adjusted for cash dividend increases to represent a right to purchase 154,610 shares of common stock at $27.17 per share in accordance with Section 13(c) of the Form of Warrant to Purchase Common Stock.

BANK OF MARIN BANCORP

Dividends

Presented below is a summary of cash dividends paid to common stockholders, recorded as a reduction of retained earnings.

	Three months ended
(in thousands except per share data, unaudited)	March 31, 2011	December 31, 2010	March 31, 2010
Cash dividends to common stockholders	$847	$844	$785
Cash dividends per common share	$0.16	$0.16	$0.15

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

Note 10:  Commitments and Contingencies

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

We are exposed to credit loss equal to the contract amount of the commitment in the event of nonperformance by the borrower. We use the same credit policies in making commitments as we do for on-balance-sheet instruments and we evaluate each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us, is based on Management's credit evaluation of the borrower.  Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, and real property.

The contractual amount of loan commitments and standby letters of credit not reflected on the consolidated statement of condition was $270.3 million at March 31, 2011 at rates ranging from 1.91% to 8.00%.  This amount included $156.5 million under commercial lines of credit (these commitments are contingent upon customers maintaining specific credit standards), $78.0 million under revolving home equity lines, $20.9 million under undisbursed construction loans, $6.0 million under standby letters of credit, and a remaining $9.0 million under personal and other lines of credit. We have set aside an allowance for losses in the amount of $509 thousand for these commitments, which is recorded in interest payable and other liabilities.

BANK OF MARIN BANCORP

Operating Leases

We rent certain premises and equipment under long-term non-cancelable operating leases expiring at various dates through the year 2024. Commitments under these leases approximate $1.8 million, $2.4 million, $2.4 million, $2.3 million and $2.4 million for 2011 (April through December), 2012, 2013, 2014, and 2015 respectively, and $15.5 million for all years thereafter.

Litigation and Regulatory Matters

We may be party to legal actions which arise from time to time as part of the normal course of our business.  We believe, after consultation with legal counsel, that we have meritorious defenses in these actions, and that litigation contingency liability, if any, will not have a material adverse effect on our financial position, results of operations, or cash flows. We are responsible for our proportionate share of certain litigation indemnifications provided to Visa U.S.A. by its member banks in connection with lawsuits related to anti-trust charges and interchange fees. Also refer to Note 13 to the Consolidated Financial Statements of the Bancorp’s 2010 Annual Report on Form 10-K.

Note 11:  Derivative Financial Instruments and Hedging Activities

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

Our credit exposure, if any, on interest rate swaps is limited to the net favorable value (net of any collateral pledged) and interest payments of all swaps by each counterparty. Conversely, when an interest rate swap is in a liability position exceeding a certain threshold, we are required to post collateral to the counterparty in an amount determined by the agreements (generally when our derivative liability position is greater than $100 thousand or $1.3 million, depending upon the counterparty).  Collateral levels are monitored and adjusted on a regular basis for changes in interest rate swap values. The aggregate fair value of all derivative instruments that are in a liability position and have collateral requirements on March 31, 2011 is $2.1 million, for which we have posted collateral in the form of securities available for sale totaling $3.3 million.

BANK OF MARIN BANCORP

As of March 31, 2011, we had five interest rate swap agreements, which are scheduled to mature in September 2018, April 2019, June 2020, August 2020 and June 2022.  All of our derivatives are accounted for as fair value hedges. Our interest rate swaps are settled monthly with counterparties. Accrued interest on the swaps totaled $63 thousand as of March 31, 2011. Information on our derivatives follows:

	Asset derivatives		Liability derivatives
(in thousands; March 31, 2011 unaudited)	March 31, 2011	December 31, 2010	March 31, 2011	December 31, 2010

Fair value hedges
Interest rate contracts notional amount	---	---	$22,855	$23,132
Credit risk amount	---	---	---	---
Interest rate contracts fair value (1)	---	---	2,116	2,470
Balance sheet location	Other assets	Other assets	Other liabilities	Other liabilities

	Three months ended
(in thousands; unaudited)	March 31, 2011	December 31, 2010	March 31, 2010
Increase (decrease) in value of designated interest rate swaps recognized in interest income	$354	$1,099	$(221)
Payment on interest rate swaps recorded in interest income	(237)	(247)	(213)
(Decrease) increase in value of hedged loans recognized in interest income	(339)	(1,140)	221
Decrease in value of yield maintenance agreement recognized against interest income	(38)	(40)	(5)
Net loss on derivatives recognized in interest income (2)	$(260)	$(328)	$(218)

(1) See Note 4 for valuation methodology.
(2) Ineffectiveness of ($23) thousand, ($81) thousand, and ($5) thousand was recorded in interest income during the three months ended March 31, 2011, December 31, 2010 and March 31, 2010, respectively. The full change in value of swaps was included in the assessment of hedge effectiveness.

BANK OF MARIN BANCORP

ITEM 2.                     Management’s Discussion and Analysis of Financial Condition and Results of Operations

In the following pages, Management discusses its analysis of the financial condition and results of operations for the first quarter of 2011 compared to the first quarter of 2010 and to the prior quarter (fourth quarter of 2010). This discussion should be read in conjunction with the related consolidated financial statements in this Form 10-Q and with the audited consolidated financial statements and accompanying notes included in our 2010 Annual Report on Form 10-K.  Average balances, including balances used in calculating certain financial ratios, are generally comprised of average daily balances.

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

Forward-looking statements are based on Management's current expectations regarding economic, legislative, and regulatory issues that may impact our earnings in future periods. A number of factors—many of which are beyond Management’s control—could cause future results to vary materially from current Management expectations. Such factors include, but are not limited to, estimated fair values related to the assets acquired and liabilities assumed of the former Charter Oak Bank; general economic conditions; the current financial downturn in the U.S. and abroad; changes in interest rates, deposit flows, real estate values and competition; changes in accounting principles, policies or guidelines; changes in legislation or regulation; and other economic, competitive, governmental, regulatory and technological factors affecting our operations, pricing, products and services. These and other important factors are detailed in the Risk Factors section of our 2010 Form 10-K as filed with the SEC, copies of which are available from us at no charge. Forward-looking statements speak only as of the date they are made. We do not undertake to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made or to reflect the occurrence of unanticipated events.

Executive Summary

We have achieved a strategic milestone this quarter with the successful FDIC-assisted acquisition of certain assets and the assumption of certain liabilities of the former Charter Oak Bank, which contributed positively to our earnings and growth.

Our first quarter 2011 earnings of $4.5 million were up 53% from $2.9 million in the first quarter of 2010 and up 15% from $3.9 million in the fourth quarter of 2010.  Diluted earnings per share were $0.84, up $0.11 from the fourth quarter of 2010 and up $0.28 from the same quarter a year ago.

First quarter 2011 results include the impact of the FDIC-assisted acquisition of certain assets and the assumption of certain liabilities of the former Charter Oak Bank on February 18, 2011 (the “Acquisition”). As discussed in Note 3, we acquired $61.8 million of loans at fair value without loss share and assumed $93.9 million of deposits at fair value. As part of the Acquisition, we also acquired $44.0 million cash and equivalents, including cash received from the FDIC upon settlement, and recorded an $85 thousand gain on bargain purchase, net of tax.

The increases in earnings primarily reflect the acquisition of loans of the former Charter Oak Bank and related accretion, as well as a reduction in the cost of deposits, partially offset by higher salaries and benefits and professional costs associated with the Acquisition.

BANK OF MARIN BANCORP

Total loans reached $979.0 million at March 31, 2011, representing an increase of $37.6 million, or 4.0%, over December 31, 2010.  This growth was significantly impacted by loans purchased as part of the Acquisition, partially offset by the successful resolution through payoffs of several high credit risk loans, as well as the prepayment of certain large credits in a low interest rate environment.

Non-performing loans, excluding PCI loans, decreased to $9.0 million or 0.92% of our loan portfolio at March 31, 2011, from $12.9 million, or 1.37% at December 31, 2010. PCI totaled $9.2 million at March 31, 2011. These loans were reflected at fair value as of the Acquisition date, and are excluded from the non-performing designation because Management expects to recover its investment in these loans.

The provision for loan losses totaled $1.1 million in the first quarter of 2011, unchanged from the fourth quarter of 2010 and down $500 thousand from the same quarter a year ago.  The allowance for loan losses of $13.1 million totaled 1.34% of loans at March 31, 2011, compared to 1.32% and 1.16% at December 31, 2010 and March 31, 2010, respectively. The increases in the allowance for loan losses as a percentage of loans from both a quarter ago and a year ago reflect a higher level of specific reserves on impaired loans. Net charge-offs in the first quarter of 2011 decreased to $373 thousand from $682 thousand in the prior quarter and $1.5 million in the same quarter a year ago.

Total deposits grew $72.6 million, or 7.1%, over December 31, 2010 to $1.1 billion.  The higher level of deposits reflects growth in most deposit categories, except for CDARS® time deposits, which decreased $35.6 million. Demand deposits comprised 28.8% of total deposits at March 31, 2011.  In addition, Management has strategically allowed the $9.0 million of internet deposits assumed as part of the Acquisition to run off.

The tax-equivalent net interest margin was 5.44% in the first quarter of 2011, compared to 4.92% in the fourth quarter of 2010 and 5.00% in the same quarter last year.  The acquisition of the former Charter Oak Bank’s loans and related accretion contributed approximately 47 basis points to the increase in net interest margin. The acquired non-credit impaired loans were initially written down to their fair values at Acquisition date and are being accreted back to their unpaid principal balances over the remaining lives of the loans. The accretion recorded to interest income on these loans totaled $1.3 million in the first quarter of 2011 and is expected to decline gradually over the next few quarters.

Non-interest income in the first quarter of 2011 increased $239 thousand from last quarter and $250 thousand from the same period last year, in part due to the pre-tax bargain purchase gain of $147 thousand from the Acquisition, higher Visa debit card fees and Wealth Management and Trust Services fees.

Non-interest expense totaled $9.1 million in the first quarter of 2011, an increase of $1.1 million, or 13.6%, from the prior quarter and $908 thousand, or 11.0%, from the same quarter a year ago, primarily due to higher personnel costs associated with franchise expansion, as well as higher professional costs and data processing costs associated with the Acquisition. During the first quarter of 2011, Bancorp incurred initial Acquisition-related third-party costs of approximately $348 thousand. Management expects that additional one-time Acquisition-related third-party costs not to exceed $600 thousand in the second quarter. Management anticipates systems integration will be completed in June and the related expenses to be finalized in July of 2011.

BANK OF MARIN BANCORP

Critical Accounting Policies

Critical accounting policies are those that are both most important to the portrayal of our financial condition and results of operations and require Management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Management has determined the following five accounting policies to be critical: Allowance for Loan Losses, Acquired Loans, Other-than-temporary Impairment of Investment Securities, Accounting for Income Taxes and Fair Value Measurements.

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

Our method for assessing the appropriateness of the allowance includes specific allowances for identified problem loans, an allowance factor for categories of credits, and allowances for changing environmental factors (e.g., portfolio trends, concentration of credit, growth, economic factors). Allowances for identified problem loans are based on specific analysis of individual credits. Loss estimation factors for loan categories are based on analysis of local economic factors applicable to each loan category, including consideration of our historical charge-off history. Allowances for changing environmental factors are Management's best estimate of the probable impact these changes have had on the loan portfolio as a whole.

Acquired Loans

Acquired loans are recorded at their estimated fair values at acquisition date in accordance with ASC 805 Business Combinations, factoring in credit losses expected to be incurred over the life of the loan. Accordingly, an allowance for loan losses is not carried over or recorded for acquired loans as of the acquisition date.

The process of estimating fair values of the acquired loans, including the estimate of losses that are expected to be incurred over the estimated remaining lives of the loans at acquisition date and the ongoing updates to Management's expectation of future cash flows, requires significant and subjective judgments and assumptions, particularly considering the current economic environment. The economic environment and the lack of market liquidity and transparency are factors that have influenced, and may continue to affect, these assumptions and estimates.

We estimated the fair value of acquired loans at the acquisition date based on a discounted cash flow methodology that considered factors including the type of loan and related collateral, risk classification, fixed or variable interest rate, term of loan and whether or not the loan was amortizing, and current discount rates. Loans were grouped together according to similar characteristics and were treated in the aggregate when applying various valuation techniques. The estimate of expected cash flows incorporates our best estimate of current key assumptions, such as property values, default rates, loss severity and prepayment speeds. The discount rates used for loans were based on current market rates for new originations of comparable loans, where available, and include adjustments for liquidity concerns. To the extent comparable market rates are not readily available, a discount rate was derived based on the assumptions of market participants' cost of funds, servicing costs and return requirements for comparable risk assets. In either case, the discount rate does not include a factor for credit losses as that has been included in the estimated cash flows. The initial estimate of cash flows to be collected was derived from assumptions such as default rates and loss severities.

BANK OF MARIN BANCORP

In conjunction with the Acquisition, we purchased certain loans with evidence of credit quality deterioration subsequent to their origination and for which it was probable, at acquisition, that we would be unable to collect all contractually required payments.  Management has applied significant judgment in determining which loans are PCI loans. Evidence of credit quality deterioration as of the purchase date may include statistics such as past due and nonaccrual status, risk grades and recent loan-to-value percentages. Revolving credit agreements (e.g. home equity lines of credit and revolving commercial loans), if at the acquisition date the borrower has revolving privileges, are not considered PCI loans as cash flows can not be reasonably estimated.

The accounting guidance for PCI loans provides that the excess of the cash flows initially expected to be collected over the fair value of the loans at the acquisition date (i.e.,  the accretable yield) should be accreted into interest income at a level rate of return over the remaining term of the loan, provided that the timing and amount of future cash flows is reasonably estimable. The difference between the contractually required payments and the cash flows expected to be collected at acquisition, considering the impact of prepayments, is referred to as the nonaccretable difference and is not recorded.

The initial estimate of cash flows expected to be collected is updated each quarter and requires the continued usage of key assumptions and estimates similar to the initial estimate of fair value. Given the current economic environment, we must apply judgment to develop our estimates of cash flows for PCI loans given the impact of real estate value changes, changing loss severities and prepayment speeds.

For purposes of accounting for the PCI loans purchased in the Acquisition, we elected not to apply the pooling method but to account for these loans individually. If we have probable decreases in cash flows expected to be collected (other than due to decreases in interest rate indices), we charge the provision for credit losses, resulting in an increase to the allowance for loan losses. Disposals of loans, which may include sales of loans to third parties, receipt of payments in full or part by the borrower, and foreclosure of the collateral, result in removal of the loan from the PCI loan portfolio at its carrying amount. The amount of cash flows expected to be collected and, accordingly, the adequacy of the allowance for loan losses are particularly sensitive to changes in loan credit quality.

If we have probable and significant increases in cash flows expected to be collected on PCI loans, we first reverse any previously established allowance for loan losses and then increase interest income as a prospective yield adjustment over the remaining life of the loans. The impact of changes in variable interest rates are recognized prospectively as adjustments to interest income. PCI loans that were classified as nonperforming loans prior to acquisition no longer classified as nonperforming because, at acquisition, we believe we will fully collect the new carrying value of these loans. It is important to note that judgment is required to classify PCI loans as performing, and is dependent on having a reasonable expectation about the timing and amount of cash flows expected to be collected.

For the acquired loans not considered PCI loans, we elect to recognize the entire fair value discount accretion based on the acquired loan’s contractual cash flows using an effective interest rate method for term loans, and on a straight line basis to interest income for revolving lines, as the timing and amount of cash flows under revolving lines are not predictable.

For further information regarding our acquired loans, see Note  3 and Note 6 to our Consolidated Financial Statements in this Form  10-Q.

BANK OF MARIN BANCORP

Other-than-temporary Impairment of Investment Securities

At each financial statement date, we assess whether declines in the fair value of held-to-maturity and available-for-sale securities below their costs are deemed to be other than temporary.  We consider, among other things, (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer, and (iii) our intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value. Evidence evaluated includes, but is not limited to, the remaining payment terms of the instrument and economic factors that are relevant to the collectability of the instrument, such as: current prepayment speeds, the current financial condition of the issuer(s), industry analyst reports, credit ratings, credit default rates, interest rate trends and the value of any underlying collateral. Credit-related other-than-temporary impairment results in a charge to earnings and the corresponding establishment of a new cost basis for the security.  Non-credit-related other-than-temporary impairment results in a charge to other comprehensive income, net of applicable taxes, and the corresponding establishment of a new cost basis for the security. The other-than-temporary impairment recognized in other comprehensive income for debt securities classified as held-to-maturity is accreted from other comprehensive income to the amortized cost of the debt security over the remaining life of the debt security in a prospective manner on the basis of the amount and timing of future estimated cash flows.

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

We have established and documented a process for determining fair value. We maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measurements. Whenever there is no readily available market data, Management uses its best estimate and assumptions in determining fair value, but these estimates involve inherent uncertainties and the application of Management’s judgment. As a result, if other assumptions had been used, our recorded earnings or disclosures could have been materially different from those reflected in these financial statements. For detailed information on our use of fair value measurements and our related valuation methodologies, see Note 4 to Consolidated Financial Statements in this Form 10-Q.

BANK OF MARIN BANCORP

RESULTS OF OPERATIONS

Overview

Highlights of the financial results are presented in the following table:

	As of and for the three months ended
(dollars in thousands, except per share data; unaudited)	March 31, 2011	December 31, 2010	March 31, 2010
For the period:
Net income	$4,509	$3,908	$2,947
Net income per share
Basic	$0.85	$0.74	$0.56
Diluted	$0.84	$0.73	$0.56
Return on average equity	14.74%	12.81%	10.75%
Return on average assets	1.44%	1.28%	1.04%
Common stock dividend payout ratio	18.82%	21.62%	26.79%
Efficiency ratio	52.24%	52.12%	56.79%
At period end:
Book value per common share	$23.64	$23.05	$21.47
Total assets	$1,290,699	$1,208,150	$1,168,777
Total loans	$978,950	$941,400	$920,356
Total deposits	$1,088,360	$1,015,739	$987,298
Loan-to-deposit ratio	89.9%	92.7%	93.2%

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

Distribution of Average Statements of Condition and Analysis of Net Interest Income

	Three months ended			Three months ended			Three months ended
	March 31, 2011			December 31, 2010			March 31, 2010
(dollars thousands, unaudited)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets
Interest-bearing due from banks (1)	$62,374	$40	0.26%	$60,050	$47	0.31%	$23,990	$22	0.37%
Investment securities
U.S. Government agencies (2)	92,172	733	3.18%	95,910	792	3.30%	80,864	728	3.60%
Corporate CMOs and other (2)	15,872	111	2.80%	15,628	141	3.61%	14,153	170	4.80%
Obligations of state and political subdivisions (3)	34,900	460	5.27%	32,756	443	5.41%	30,383	437	5.75%
Loans and banker's acceptances (1) (3) (4)	979,674	15,988	6.53%	932,570	14,184	5.95%	918,654	13,742	5.98%
Total interest-earning assets (1)	1,184,992	17,332	5.85%	1,136,914	15,607	5.37%	1,068,044	15,099	5.65%
Cash and non-interest-bearing due from banks	42,378			36,567			38,067
Bank premises and equipment, net	8,468			8,531			7,977
Interest receivable and other assets, net	31,400			32,144			30,009
Total assets	$1,267,238			$1,214,156			$1,144,097
Liabilities and Stockholders' Equity
Interest-bearing transaction accounts	$115,067	$38	0.13%	$102,117	$29	0.11%	$90,626	$23	0.10%
Savings accounts	62,574	29	0.19%	55,259	25	0.18%	48,569	25	0.21%
Money market accounts	382,794	337	0.36%	380,165	339	0.35%	407,152	797	0.79%
CDARS® time accounts	54,432	94	0.70%	70,453	179	1.01%	60,270	209	1.41%
Other time accounts	157,631	358	0.92%	132,062	373	1.12%	112,940	354	1.27%
Overnight borrowings (1)	---	---	---	8	---	0.29%	---	---	---
FHLB fixed-rate advances	58,934	316	2.17%	55,000	323	2.33%	55,000	316	2.33%
Subordinated debenture (1)	5,000	36	2.88%	5,000	37	2.90%	5,000	35	2.80%
Total interest-bearing liabilities	836,432	1,208	0.59%	800,064	1,305	0.65%	779,557	1,759	0.92%
Demand accounts	298,075			281,563			245,117
Interest payable and other liabilities	8,635			11,524			8,231
Stockholders' equity	124,096			121,005			111,192
Total liabilities & stockholders' equity	$1,267,238			$1,214,156			$1,144,097
Tax-equivalent net interest income/margin (1)		$16,124	5.44%		$14,302	4.92%		$13,340	5.00%
Reported net interest income/margin		$15,878	5.36%		$13,965	4.84%		$13,128	4.92%
Tax-equivalent net interest rate spread			5.26%			4.72%			4.73%

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

First Quarter of 2011 Compared to First Quarter of 2010

The tax-equivalent net interest margin increased to 5.44% in the first quarter of 2011, up forty-four basis points from the first quarter of 2010. The increase in the net interest margin primarily reflects the FDIC-assisted acquisition of loans of the former Charter Oak Bank and related accretion, as well as a reduction in the cost of deposits, partially offset by a reduction in the yield of investment securities. In the first quarter of 2011, acquisition-related accretion contributed approximately forty-seven basis points to the increase in net interest margin compared to the same quarter a year ago. The net interest spread increased fifty-three basis points over the same period for the same reasons.

Total average interest-earning assets increased $116.9 million, or 11.0%, in the first quarter of 2011 compared to the first quarter of 2010. The increase primarily relates to an increase of $61.0 million in average loans (mainly due to the Acquisition), an increase in average interest-bearing due from banks of $38.4 million, and an increase of $17.5 million of average investment securities.

Market interest rates are, in part, based on the target Federal funds interest rate (the interest rate banks charge each other for short-term borrowings) implemented by the Federal Reserve Open Market Committee. In December of 2008, the target interest rate was brought to a historic low with a range of 0% to 0.25% where it remains as of March 31, 2011.

BANK OF MARIN BANCORP

The average yield on interest-earning assets increased twenty basis points in the first quarter of 2011 compared to the first quarter of 2010. The yield on the loan portfolio, which comprised 82.7% and 86.0% of average interest-earning assets in the quarters ended March 31, 2011 and 2010, respectively, increased fifty-five basis points from the first quarter of 2010, primarily reflecting the acquisition of loans of the former Charter Oak Bank and the related accretion.  The decrease in yields on investment securities is mainly due to lower yields on recently purchased securities in this low interest rate environment and acceleration of the amortization of premiums as a result of increased prepayments CMO securities.

The average balance of interest-bearing liabilities increased $56.9 million, or 7.3%, in the first quarter of 2011 compared to the same period a year ago, primarily due to $56.6 million of quarterly average deposits we assumed in the Acquisition.  The increase in average deposits reflects increases of $38.9 million in time deposits (including CDARS®), $24.4 million in interest-bearing deposit accounts, and $14.0 million in savings accounts, partially offset by a decrease of $24.4 million in money market accounts.  Average deposits assumed in the Acquisition include $25.6 million in time deposits and $17.2 million in demand deposits.  The mix of deposits reflected a shift towards demand from money market accounts.

The rate on interest-bearing liabilities decreased thirty-three basis points in the first quarter of 2011 compared to the same quarter a year ago, primarily due to lower offered deposit rates and lower rates on FHLB fixed-rate advances as we acquired five short-term FHLB fixed-rate advances in the Acquisition at lower interest rates, partially offset by a higher rate on the subordinated debenture.  The rates on CDARS® time deposits, money market accounts, other time deposits, and savings accounts decreased seventy-one basis points, forty-three basis points, thirty-five basis points, and two basis points, respectively, compared to the same quarter a year ago as offering rates were lowered and time deposits repriced downward.  In addition, the rate on the subordinated debenture increased five basis points due to an increase in the LIBOR rate, to which the borrowing is indexed.

First Quarter of 2011 Compared to Fourth Quarter of 2010

The tax equivalent net interest margin increased fifty-two basis points from the prior quarter, primarily due to the FDIC-assisted acquisition of loans of the former Charter Oak Bank and a reduction in the cost of deposits, partially offset by a reduction in the yield on investment securities.  The acquisition-related accretion contributed approximately forty-seven basis points to the increase in net interest margin compared to the prior quarter.  The net interest spread increased fifty-four basis points from the prior quarter for the same reasons.

Total average interest-earning assets increased $48.1 million, or 4.2%, in the first quarter of 2011 compared to the prior quarter, reflecting increases of $47.1 million in average loans (mainly due to the Acquisition), and an increase in average interest-bearing due from banks of $2.3 million, partially offset by a decrease in average investment securities of $1.4 million.

The average yield on interest-earning assets increased forty-eight basis points in the first quarter of 2011 compared to the prior quarter. The yield on the loan portfolio, which comprised 82.7% and 82.0% of average interest-earning assets in the quarters ended March 31, 2011 and December 31, 2010, respectively, increased fifty-eight basis points from the prior quarter, primarily reflecting the acquisition of loans of the former Charter Oak Bank and the related accretion. The decrease in yields on investment securities is mainly due to lower yields on recently purchased securities in this low interest rate environment.

The average balance of interest-bearing liabilities increased $36.4 million, or 4.6%, in the first quarter of 2011 compared to the prior quarter, primarily due to $56.6 million of quarterly average deposits we assumed in the Acquisition, partially offset by a decrease of $16.0 million in CDARS® time deposits.

The shift in the mix of deposits reflects a slight decrease in the average balance of money market accounts to 35.8% of average deposits, down from 37.2% in the previous quarter.  The average balance of NOW accounts increased to 10.8% of average deposits, up from 10.0% in the previous quarter.

The overall rate on interest-bearing liabilities decreased six basis points in the first quarter of 2011 compared to the prior quarter, primarily due to lower deposit rates on CDARS® time deposits and other time deposits, and lower rates on FHLB fixed-rate advances as we acquired five short-term FHLB fixed-rate advances in the Acquisition at lower interest rates.  The rates on CDARS® time deposits and other time deposits decreased thirty-one basis points and twenty basis points, respectively, compared to the prior quarter, as these deposits repriced downward, and offering rates were lowered slightly.

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

Our provision for loan losses totaled $1.1 million in the first quarter of 2011 and in the fourth quarter of 2010, compared to $1.6 million in the first quarter of 2010.  The decrease to the provision for loan losses in the first quarter of 2011 compared to the first quarter of 2010 primarily reflects a decrease in the volume of newly identified problem credits during the first quarter of 2011.

The allowance for loan losses as a percentage of loans was 1.34% at March 31, 2011 compared to 1.32% at December 31, 2010 and 1.16% at March 31, 2010. The increases in the allowance for loan losses as a percentage of loans from both a quarter ago and a year ago reflect a higher level of specific reserves on impaired loans.  Impaired loan balances totaled $10.6 million, $14.1 million, and $12.2 million at March 31, 2011, December 31, 2010 and March 31, 2010, respectively, with a specific valuation allowance of $1.9 million, $1.1 million and $169 thousand, respectively.

Net charge-offs in the first quarter of 2011 totaled $373 thousand compared to $682 thousand in the fourth quarter of 2010, and $1.5 million in the first quarter of 2010. The majority of charge-offs in 2011 primarily relate to commercial loans. The percentage of net charge-offs to average loans was 0.04% in the first quarter of 2011, compared to 0.07% in the fourth quarter of 2011 and 0.17% in the first quarter of 2010.

Non-interest Income

The table below details the components of non-interest income.

				March 31, 2011 compared		March 31, 2011 compared
				to December 31, 2010		to March 31, 2010
	Three months ended			Amount	Percent	Amount	Percent
(dollars in thousands; unaudited)	March 31, 2011	December 31, 2010	March 31, 2010	Increase (Decrease)	Increase (Decrease)	Increase (Decrease)	Increase (Decrease)

Service charges on deposit accounts	$443	$442	$446	$1	0.2%	$(3)	(0.7%)
Wealth Management and Trust Services	434	394	395	40	10.2%	39	9.9%
Other non-interest income
Earnings on Bank-owned life insurance	169	175	170	(6)	(3.4%)	(1)	(0.6%)
Customer banking fees and other charges	212	162	127	50	30.9%	85	66.9%
Pre-tax bargain purchase gain	147	---	---	147	NM	147	NM
Other income	194	187	211	7	3.7%	(17)	(8.1%)
Total other non-interest income	722	524	508	198	37.8%	214	42.1%
Total non-interest income	$1,599	$1,360	$1,349	$239	17.6%	$250	18.5%

Total non-interest income in the first quarter of 2011 increased $239 thousand from last quarter and $250 thousand from the same period last year, in part due to the pre-tax bargain purchase gain of $147 thousand from the Acquisition, which was included in other income in the table above.

Service charges on deposit accounts remain relatively unchanged when compared to the prior quarter and the same quarter a year ago.

The increase in Wealth Management and Trust Services (“WMTS”) income is due to higher estate settlement and trust-services fees received in 2011, as well as the increase in assets under management. As of March 31, 2011, December 31, 2010 and March 31, 2010, assets under management totaled approximately $263.3 million, $254.0 million and $250.4 million, respectively.

BANK OF MARIN BANCORP

Our Bank-owned life insurance income declined slightly when compared to both the prior quarter and the same quarter last year.  We purchased $2.5 million in new policies in late March 2011; however, yields declined slightly compared to the prior quarter.

The increase in customer banking fees, and other charges, is primarily due to higher Visa® debit card fees, attributable to a higher volume of Visa® debit card usage.  In December 2010, the Federal Reserve proposed a new regulation to restrict interchange fees charged for debit card transactions by card issuers over $10 billion in asset size.  Because of the uncertainty of the final outcome of the proposed rule, and its effect on the market pricing of the interchange fees, we can not quantify the ultimate impact of this proposal on our Visa® debit card fees.

Non-interest Expense

The table below details the components of non-interest expense.

				March 31, 2011 compared		March 31, 2011 compared
				to December 31, 2010		to March 31, 2010
	Three months ended			Amount	Percent	Amount	Percent
(dollars in thousands; unaudited)	March 31, 2011	December 31, 2010	March 31, 2010	Increase (Decrease)	Increase (Decrease)	Increase (Decrease)	Increase (Decrease)
Salaries and related benefits	$4,929	$4,408	$4,606	$521	11.8%	$323	7.0%
Occupancy and equipment	907	884	898	23	2.6%	9	1.0%
Depreciation & amortization	308	311	338	(3)	(1.0%)	(30)	(8.9%)
FDIC insurance	387	381	362	6	1.6%	25	6.9%
Data processing costs	582	494	446	88	17.8%	136	30.5%
Professional services	733	481	432	252	52.4%	301	69.7%
Other non-interest expense
Advertising	86	144	44	(58)	(40.3%)	42	95.5%
Director expense	118	119	119	(1)	(0.8%)	(1)	(0.8%)
Other expense	1,080	815	977	265	32.5%	103	10.6%
Total other non-interest expense	1,284	1,078	1,140	206	19.0%	144	12.7%
Total non-interest expense	$9,130	$8,037	$8,222	$1,093	13.6%	$908	11.0%

The increase in salaries and benefit expenses when compared to the same quarter last year and the previous quarter primarily reflected higher personnel costs associated with franchise expansion, partially offset by lower capitalized and deferred loan boarding costs on loan renewals. The number of full-time equivalent employees (“FTE”) totaled 229, 203 and 197 at March 31, 2011, December 31, 2010 and March 31, 2010, respectively.

Occupancy and equipment expenses remained relatively consistent compared to the same quarter last year and the prior quarter.

The decrease in depreciation and amortization expenses compared to the same quarter last year is mainly due to certain assets which became fully-depreciated. Depreciation and amortization expenses remained relatively consistent compared to the prior quarter.

The increases in FDIC insurance compared to the same quarter a year ago and the prior quarter primarily correlate to increases in deposits from the Acquisition, partially offset by the expiration on December 31, 2010 of the FDIC Transaction Account Guarantee Program, which provided unlimited insurance coverage on non-interest-bearing transaction accounts. We paid a 15 basis point surcharge per $100 covered balances in excess of $250 thousand from January to December 2010.

The increase in data processing expenses over the same quarter last year primarily reflects the additional expenses associated with franchise expansion, including the Acquisition. The increase from the prior quarter primarily reflects the additional expenses associated with the Acquisition.

BANK OF MARIN BANCORP

The increase in professional service expenses compared to the same quarter a year ago is primarily attributable to expenses associated with the Acquisition. The increase compared to the fourth quarter of 2010 was primarily attributable to the Acquisition, partially offset by the absence of other professional costs incurred in the fourth quarter of 2010 relating to a branch remodel.

The increase in advertising expenses from the same quarter a year ago is primarily due to the timing of bank advertising programs. The decrease from the prior quarter is primarily due to reduced advertising related to the new Santa Rosa office opened in the fourth quarter of 2010.

Director fees remained relatively unchanged compared to the same quarter last year and the prior quarter.

The increase in other non-interest expense when compared to the same quarter last year is primarily attributable to increases in ATM transaction fees, information technology costs, shareholder expenses and administration fees. The increase from the prior quarter reflects that the fourth quarter of 2010 expenses were lower due to the reversal of expenses as an insurance loss recovery was recorded in the fourth quarter of 2010 as a reduction of operational losses. In addition, the increase from the prior quarter reflects higher education and training costs and ATM transaction fees.

Provision for Income Taxes

We reported a provision for income taxes of $2.8 million, $2.4 million, and $1.8 million for the quarters ended March 31, 2011, December 31, 2010, and March 31, 2010, respectively.  The effective tax rates were 38.2%, 38.3% and 37.4%, respectively, for those same periods. These provisions reflect accruals for taxes at the applicable rates for federal income tax and California franchise tax based upon reported pre-tax income, adjusted for the effect of all permanent differences between income for tax and financial reporting purposes (such as earnings on qualified municipal securities, Bank-owned life insurance policies and certain federal tax-exempt loans). Therefore, there are normal fluctuations in the effective rate from period to period based on the relationship of net permanent differences to income before tax. We have not been subject to an alternative minimum tax during these periods.

Bancorp and the Bank have entered into a tax allocation agreement which provides that income taxes shall be allocated between the parties on a separate entity basis.  The intent of this agreement is that each member of the consolidated group will incur no greater tax liability than it would have incurred on a stand-alone basis.

BANK OF MARIN BANCORP

FINANCIAL CONDITION

Summary

During the first three months of 2011, total assets increased $82.5 million, or 6.8% to $1.3 billion from December 31, 2010. This increase in assets primarily reflects an increase in cash and cash equivalents of $43.7 million and an increase in net loans of $36.9 million.  Total loans reached $979.0 million at March 31, 2011, representing an increase of $37.6 million, or 4.0%, over a year ago. This growth was significantly impacted by loans purchased as part of the Acquisition, partially offset by the successful resolution through payoffs of several high credit risk loans, as well as the prepayment of certain large credits in a low interest rate environment. Further, we have not seen the historical loan demand level recently. The following table presents the composition of our loans outstanding by type:

Loans Outstanding
(Dollars in thousands; March 31, 2011 unaudited)	March 31, 2011	December 31, 2010
Commercial loans	$165,322	$153,836
Real estate
Commercial owner-occupied	165,908	142,590
Commercial investor	380,100	383,553
Construction	76,044	77,619
Home equity	95,448	86,932
Other residential1	67,807	69,991
Installment and other consumer loans	28,321	26,879
Total loans	978,950	941,400
Allowance for loan losses	(13,069)	(12,392)
Total net loans	$965,881	$929,008

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

Excluding PCI loans, at March 31, 2011, we had twenty-seven non-accrual loans totaling $9.0 million compared to twenty-eight non-accrual loans totaling $12.9 million at December 31, 2010.  Impaired loan balances at March 31, 2011 and December 31, 2010 totaled $10.6 million and $14.1 million, which included troubled-debt restructured loans totaling $1.7 million and $1.2 million at March 31, 2011 and December 31, 2010, respectively. Accruing loans past due 30 to 89 days increased from $352 thousand at December 31, 2010 to $21.9 million at March 31, 2011. Subsequent to quarter end, approximately $11.3 million has been brought current.  In addition, we are in negotiation to renew three loans totaling $7.0 million, which are expected to become current in the second quarter of this year. Based on current loan-to-values for these past due loans, no significant loss exposure to us is expected.

Our investment securities portfolio decreased $3.1 million in the first three months of 2011, primarily due to $13.3 million of pay-downs on securities, partially offset by purchases of $11.6 million. Investment securities in our portfolio that may be backed by mortgages having sub-prime or Alt-A features (certain corporate CMOs) represent 3.3% of our total investment portfolio.

At March 31, 2011, other assets included BOLI of $21.0 million, compared to $18.3 million at December 31, 2010, and net deferred tax assets of $6.6 million, unchanged from December 31, 2010.  These deferred tax assets consist primarily of tax benefits expected to be realized in future periods related to temporary differences for the allowance for loan losses, depreciation, leases and deferred compensation.  Management believes these assets to be realizable due to our consistent record of earnings and the expectation that earnings will continue at a level adequate to realize such benefits.

BANK OF MARIN BANCORP

During the first three months of 2011, total liabilities increased $79.0 million to $1.2 billion.  The increase in total liabilities was primarily due to an increase in deposits of $72.6 million, mainly resulting from the Acquisition.  The higher level of deposits reflects growth in most deposit categories, except for CDARS® time deposits, which decreased $35.6 million. Demand deposits comprised 28.8% of total deposits at March 31, 2011, compared to 27.8% at December 31, 2010. In addition, Management has strategically allowed the $9.0 million internet deposits assumed as part of the Acquisition to run off.

Stockholders’ equity increased $3.6 million to $125.5 million during the first three months of 2011.  The increase in stockholders’ equity primarily reflects the net income accumulated during the period, partially offset by cash dividends to shareholders.

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

BANK OF MARIN BANCORP

The Bank’s and Bancorp’s capital adequacy ratios as of March 31, 2011 and December 31, 2010 are presented in the following table.

Capital Ratios for Bancorp			Ratio for Capital
(in thousands; March 31, 2011 unaudited)	Actual Ratio		Adequacy Purposes
As of March 31, 2011	Amount	Ratio	Amount	Ratio
Total Capital (to risk-weighted assets)	$142,410	12.96%	≥ $87,889	≥ 8.00%
Tier 1 Capital (to risk-weighted assets)	$123,832	11.27%	≥ $43,944	≥ 4.00%
Tier 1 Capital (to average assets)	$123,832	9.78%	≥ $50,661	≥ 4.00%

As of December 31, 2010
Total Capital (to risk-weighted assets)	$138,545	13.34%	>$83,068	>8.0%
Tier 1 Capital (to risk-weighted assets)	$120,375	11.59%	>$41,534	>4.0%
Tier 1 Capital (to average assets)	$120,375	9.91%	>$48,566	>4.0%
					Ratio to be Well
					Capitalized under
Capital Ratios for the Bank			Ratio for Capital		Prompt Corrective
(in thousands; March 31, 2011 unaudited)	Actual Ratio		Adequacy Purposes		Action Provisions
As of March 31, 2011	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk-weighted assets)	$136,620	12.44%	≥ $87,886	≥ 8.00%	≥ $109,858	≥ 10.00%
Tier 1 Capital (to risk-weighted assets)	$118,042	10.74%	≥ $43,943	≥ 4.00%	≥ $65,915	≥ 6.00%
Tier 1 Capital (to average assets)	$118,042	9.32%	≥ $50,688	≥ 4.00%	≥ $63,360	≥ 5.00%

As of December 31, 2010
Total Capital (to risk-weighted assets)	$131,817	12.70%	>$83,067	>8.0%	>$103,834	>10.0%
Tier 1 Capital (to risk-weighted assets)	$113,647	10.95%	>$41,533	>4.0%	>$62,300	>6.0%
Tier 1 Capital (to average assets)	$113,647	9.36%	>$48,566	>4.0%	>$60,708	>5.0%

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

BANK OF MARIN BANCORP

As presented in the accompanying unaudited consolidated statements of cash flows, the sources of liquidity vary between periods. Our cash and cash equivalents at March 31, 2011 totaled $129.0 million, an increase of $43.7 million over December 31, 2010. The primary sources of funds during the first three months of 2011 included $44.0 million of cash received from the Acquisition, $24.8 million in loan principal collections (net of origination), $13.3 million in pay-downs and maturities of investment securities, and $6.6 million net cash provided by operating activities.  The primary uses of funds were a $21.5 million net decrease in deposits, $13.5 million in repayment of FHLB borrowings and $6.6 million in investment securities purchases.

At March 31, 2011, our cash and cash equivalents and unpledged available-for-sale securities with estimated maturities within one year totaled $130.2 million.  The remainder of the unpledged available for sale securities portfolio of $97.8 million provides additional liquidity. Taken together, these liquid assets equaled 17.7% of our assets at March 31, 2011, compared to 15.1% at December 31, 2010. The increased liquidity at March 31, 2011 was primarily due to cash received from the Acquisition, as well as net loan principle collections.

We anticipate that cash and cash equivalents on hand and other sources of funds will provide adequate liquidity for our operating, investing and financing needs and our regulatory liquidity requirements for the foreseeable future. Management monitors our liquidity position daily, balancing loan funding/payments with changes in deposit activity and overnight investments.  Our emphasis on local deposits combined with our 9.7% equity to assets ratio, provides a very stable funding base. In addition to cash and cash equivalents, we have substantial additional borrowing capacity including unsecured lines of credit totaling $77.0 million with correspondent banks.  Further, we have pledged a certain residential loan portfolio that increased our borrowing capacity with the FRB, which totaled $40.0 million at March 31, 2011.  As of March 31, 2011, there is no debt outstanding to correspondent banks or the FRB.  We are also a member of the FHLB and have a line of credit (secured under terms of a blanket collateral agreement by a pledge of essentially all of our financial assets) in the amount of $241.1 million, of which $186.1 million was available at March 31, 2011. Borrowings under the line are limited to eligible collateral. The interest rates on overnight borrowings with both correspondent banks and the FHLB are determined daily and generally approximate the Federal Funds target rate.

Undisbursed loan commitments, which are not reflected on the consolidated statements of condition, totaled $270.3 million at March 31, 2011 at rates ranging from 1.91% to 8.00%.  This amount included $156.5 million under commercial lines of credit (these commitments are contingent upon customers maintaining specific credit standards), $78.0 million under revolving home equity lines, $20.9 million under undisbursed construction loans, $6.0 million under standby letters of credit, and a remaining $9.0 million under personal and other lines of credit. These commitments, to the extent used, are expected to be funded primarily through the repayment of existing loans, deposit growth and existing balance sheet liquidity.  Over the next twelve months $163.9 million of time deposits will mature.  We expect these funds to be replaced with new time deposits.

Since Bancorp is a holding company and does not conduct regular banking operations, its primary sources of liquidity are dividends from the Bank. Under the California Financial Code, payment of a dividend from the Bank to Bancorp without advance regulatory approval is restricted to the lesser of the Bank’s retained earnings or the amount of the Bank’s undistributed net profits from the previous three fiscal years. As the Bank made a $28 million distribution to Bancorp in March 2009 in connection with Bancorp’s repurchase of preferred stock, distributions from the Bank to Bancorp will be subject to advance regulatory approval for three years beginning in 2010. The primary uses of funds for Bancorp are stockholder dividends and ordinary operating expenses.  Management anticipates that the current cash level at Bancorp will be sufficient to meet its funding requirements for the next twelve months, after which we will apply for regulatory approval for a dividend from the Bank to Bancorp.

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

From time to time, we enter into certain interest rate swap contracts designated as fair value hedges to mitigate the changes in the fair value of specified long-term fixed-rate loans and firm commitments to enter into long-term fixed-rate loans caused by changes in interest rates. See Note  11  to the consolidated financial statements in this Form 10-Q.

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

During 2009 and 2010, there has been no change to the Federal funds target rate, which has been kept at its historic low level of 0-0.25%. We expect to be slightly asset sensitive in a rising interest rate environment. During the first quarter of 2011, the rise in our liquidity level increased our asset sensitivity. Due to loans with interest rates on floors, however, we expect a lag in the upward re-pricing of loans when market rates begin to move up. We have mitigated earnings sensitivity to a certain extent through the procurement of fixed-rate borrowings from the FHLB. Also refer to “Market Risk Management” in our 2010 Annual Report on Form 10-K.

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

We are responsible for our proportionate share of certain litigation indemnifications provided to Visa U.S.A. by its member banks in connection with lawsuits related to anti-trust charges and interchange fees. For further details, see Note 13 to the Consolidated Financial Statements in Item 8 of our 2010 Form 10-K.

ITEM 1A   Risk Factors

Purchased Loans from the Acquisition May Lose Value if the Estimated Fair Value is Inaccurate

Our determination regarding the fair value of assets purchased in the Acquisition, including loans, could be inaccurate, which could materially and adversely affect our business, financial condition, results of operations and future prospects. Management makes various assumptions and judgments about the collectability of the acquired loans, including the creditworthiness of borrowers and the value of the real estate and other assets serving as collateral for the repayment of secured loans. The timing and amount of future expected cash flows is hence subject to a great degree of uncertainty.  Increases in the amount of future losses in response to different economic conditions or adverse developments in the acquired loan portfolio may result in increased credit loss provisions and could have a negative impact on our operating results.

Other than noted above, there have been no material changes from the risk factors previously disclosed in our 2010 Form 10-K. Refer to “Risk Factors” in our 2010 Form 10-K, pages 12 through 20.

ITEM 2   Unregistered Sales of Equity Securities and Use of Proceeds

We did not have any unregistered sales of our equity securities during the three months ended March 31, 2011.

ITEM 3   Defaults Upon Senior Securities

None.

ITEM 4   [Removed and Reserved]

ITEM 5   Other Information

None.

BANK OF MARIN BANCORP

ITEM 6   Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to filings previously made with the SEC.

2.01
Modified Whole Bank Purchase and Assumption Agreement dated February 18, 2011 among Federal Deposit Insurance Corporation, Receiver of Charter Oak Bank, Napa, California, Federal Deposit Insurance Corporation, and Bank of Marin, is incorporated by reference to Exhibit 99.2 to Current Report on Form 8-K filed with the Securities and Exchange Commission on February 28, 2011*.

3.01	Articles of Incorporation, as amended, is incorporated by reference to Exhibit 3.01 to Bancorp’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007*.
3.02	Bylaws, as amended to date.
4.01	Rights Agreement dated as of July 2, 2007 is incorporated by reference to Exhibit 4.1 to Registration Statement on Form 8-A12B filed with the Securities and Exchange Commission on July 2, 2007*.
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

Bank of Marin Bancorp
(registrant)

May 5, 2011	/s/ Russell A. Colombo
Date	Russell A. Colombo
President &
Chief Executive Officer

May 5, 2011	/s/ Christina J. Cook
Date	Christina J. Cook
Executive Vice President &
Chief Financial Officer

May 5, 2011	/s/ Larry R. Olafson
Date	Larry R. Olafson
Senior Vice President &
Controller

BANK OF MARIN BANCORP

EXHIBIT INDEX

Exhibit Number	Description	Location

3.02	Bylaws, as amended to date	Filed herewith.

31.01	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.02	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.01	Certification pursuant to 18 U.S.C. §1350 as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.