Form 10-Q
period 2011-06-30
Bank of Marin Bancorp
filed 2011-08-08
CIK 1403475

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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
Yes  ☐          No  ☒

As of July 29, 2011 there were 5,326,686 shares of common stock outstanding.

PART I FINANCIAL INFORMATION

ITEM 1.  Financial Statements

BANK OF MARIN BANCORP CONSOLIDATED STATEMENTS OF CONDITION at June 30, 2011 and December 31, 2010

(in thousands, except share data; 2011 unaudited)	June 30, 2011	December 31, 2010

Assets
Cash and due from banks	$88,043	$65,724
Short-term investments	22,116	19,508
Cash and cash equivalents	110,159	85,232

Investment securities
Held to maturity, at amortized cost	35,514	34,917
Available for sale (at fair market value, amortized cost $164,731and $109,070 at June 30, 2011 and December 31, 2010,respectively)	167,406	111,736
Total investment securities	202,920	146,653

Loans, net of allowance for loan losses of $13,920 and $12,392at June 30, 2011 and December 31, 2010, respectively	972,714	929,008
Bank premises and equipment, net	9,280	8,419
Interest receivable and other assets	42,320	38,838

Total assets	$1,337,393	$1,208,150

Liabilities and Stockholders' Equity

Liabilities
Deposits
Non-interest bearing	$346,317	$282,195
Interest bearing
Transaction accounts	133,429	105,177
Savings accounts	72,458	56,760
Money market accounts	403,782	371,352
CDARS® time accounts	31,674	67,261
Other time accounts	151,246	132,994
Total deposits	1,138,906	1,015,739

Federal Home Loan Bank borrowings	55,000	55,000
Subordinated debenture	5,000	5,000
Interest payable and other liabilities	9,429	10,491

Total liabilities	1,208,335	1,086,230

Stockholders' Equity
Preferred stock, no par value, $1,000 per share liquidation preference
Authorized - 5,000,000 shares; none issued	---	---
Common stock, no par value
Authorized - 15,000,000 shares
Issued and outstanding - 5,321,227 and 5,290,082 at June 30, 2011 and December 31, 2010, respectively	56,265	55,383
Retained earnings	71,241	64,991
Accumulated other comprehensive income, net	1,552	1,546

Total stockholders' equity	129,058	121,920

Total liabilities and stockholders' equity	$1,337,393	$1,208,150

The accompanying notes are an integral part of these consolidated financial statements.

BANK OF MARIN BANCORP CONSOLIDATED STATEMENTS OF INCOME

	Three months ended			Six months ended
(in thousands, except per share amounts; unaudited)	June 30, 2011	March 31, 2011	June 30, 2010	June 30, 2011	June 30, 2010

Interest income
Interest and fees on loans	$16,862	$15,900	$14,169	$32,762	$27,850
Interest on investment securities
Securities of U.S. Government agencies	745	733	885	1,478	1,613
Obligations of state and political subdivisions	303	302	285	605	571
Corporate debt securities and other	171	111	138	282	308
Interest on Federal funds sold and short-term investments	56	40	28	96	50
Total interest income	18,137	17,086	15,505	35,223	30,392

Interest expense
Interest on interest bearing transaction accounts	48	38	26	86	49
Interest on savings accounts	25	29	27	54	52
Interest on money market accounts	341	337	729	678	1,526
Interest on CDARS® time accounts	48	94	233	142	442
Interest on other time accounts	315	358	377	673	731
Interest on borrowed funds	357	352	356	709	707
Total interest expense	1,134	1,208	1,748	2,342	3,507

Net interest income	17,003	15,878	13,757	32,881	26,885
Provision for loan losses	3,000	1,050	1,350	4,050	2,900
Net interest income after provision for loan losses	14,003	14,828	12,407	28,831	23,985

Non-interest income
Service charges on deposit accounts	468	443	463	911	909
Wealth Management and Trust Services	469	434	368	903	763
Other income	644	722	674	1,366	1,182
Total non-interest income	1,581	1,599	1,505	3,180	2,854

Non-interest expense
Salaries and related benefits	5,220	4,929	4,561	10,149	9,167
Occupancy and equipment	1,093	907	914	2,000	1,812
Depreciation and amortization	314	308	360	622	698
Federal Deposit Insurance Corporation insurance	214	387	375	601	737
Data processing	909	582	485	1,491	931
Professional services	740	733	454	1,473	886
Other expense	1,508	1,284	1,442	2,792	2,582
Total non-interest expense	9,998	9,130	8,591	19,128	16,813
Income before provision for income taxes	5,586	7,297	5,321	12,883	10,026

Provision for income taxes	2,147	2,788	1,983	4,935	3,741
Net income	$3,439	$4,509	$3,338	$7,948	$6,285

Net income per common share:
Basic	$0.65	$0.85	$0.64	$1.50	$1.20
Diluted	$0.64	$0.84	$0.63	$1.48	$1.19

Weighted average shares used to compute net income per common share:
Basic	5,300	5,283	5,234	5,292	5,226
Diluted	5,385	5,366	5,308	5,376	5,302

Dividends declared per common share	$0.16	$0.16	$0.15	$0.32	$0.30

The accompanying notes are an integral part of these consolidated financial statements.

BANK OF MARIN BANCORP CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY for the year ended December 31, 2010 and the six months ended June 30, 2011

	Preferred Stock	Common Stock			Accumulated Other Comprehensive
(dollars in thousands; 2011 unaudited )		Shares	Amount	Retained Earnings	Income, Net of Taxes	Total
Balance at December 31, 2009	---	5,229,529	$53,789	$54,644	$618	$109,051
Comprehensive income:
Net income	---	---	---	13,552	---	13,552
Other comprehensive income
Net change in unrealized gain on available for sale securities (net of tax effect of $672)	---	---	---	---	928	928
Comprehensive income	---	---	---	13,552	928	14,480
Stock options exercised	---	49,940	895	---	---	895
Excess tax benefit - stock-based compensation	---	---	132	---	---	132
Stock issued under employee stock purchase plan	---	563	17	---	---	17
Restricted stock granted	---	6,150	---	---	---	---
Restricted stock forfeited / cancelled	---	(2,320)	---	---	---	---
Stock-based compensation - stock options	---	---	241	---	---	241
Stock-based compensation - restricted stock	---	---	109	---	---	109
Cash dividends paid on common stock	---	---	---	(3,205)	---	(3,205)
Stock issued in payment of director fees	---	6,220	200	---	---	200
Balance at December 31, 2010	---	5,290,082	$55,383	$64,991	$1,546	$121,920
Comprehensive income:
Net income	---	---	---	7,948	---	7,948
Other comprehensive income
Net change in unrealized gain on available for sale securities (net of tax effect of $4)	---	---	---	---	6	6
Comprehensive income	---	---	---	7,948	6	7,954
Stock options exercised	---	22,168	472	---	---	472
Excess tax benefit - stock-based compensation	---	---	89	---	---	89
Stock issued under employee stock purchase plan	---	502	17	---	---	17
Restricted stock granted	---	5,675	---	---	---	---
Stock-based compensation - stock options	---	---	135	---	---	135
Stock-based compensation - restricted stock	---	---	69	---	---	69
Cash dividends paid on common stock	---	---	---	(1,698)	---	(1,698)
Stock issued in payment of director fees	---	2,800	100	---	---	100
Balance at June 30, 2011	---	5,321,227	$56,265	$71,241	$1,552	$129,058

The accompanying notes are an integral part of these consolidated financial statements.

BANK OF MARIN BANCORP CONSOLIDATED STATEMENTS OF CASH FLOWS for the six months ended June 30, 2011 and 2010

(in thousands, unaudited)	June 30, 2011	June 30, 2010

Cash Flows from Operating Activities:
Net income	$7,948	$6,285
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	4,050	2,900
Compensation expense--common stock for director fees	110	100
Stock-based compensation expense	204	219
Excess tax benefits from exercised stock options	(73)	(63)
Amortization of investment security premiums, net of accretion of discounts	776	563
Accretion of discount on acquired loans	(2,211)	---
Depreciation and amortization	622	698
Bargain purchase gain on acquisition, net of tax	(85)	---
Loss on sale of repossessed assets	36	5
Net change in operating assets and liabilities:
Interest receivable	(196)	140
Interest payable	25	100
Deferred rent and other rent-related expenses	162	124
Other assets	1,362	(318)
Other liabilities	(1,668)	528
Total adjustments	3,114	4,996
Net cash provided by operating activities	11,062	11,281
Proceeds from sale of furniture and equipment	18	---
Purchase of securities held-to-maturity	(700)	---
Purchase of securities available-for-sale	(76,537)	(27,390)
Proceeds from paydowns/maturity of securities available-for-sale	20,203	15,647
Loans originated and principal collected, net	16,156	(22,270)
Purchase of bank owned life insurance policies	(2,500)	---
Purchase of premises and equipment	(1,466)	(702)
Proceeds from sale of repossessed assets	199	114
Cash receipt from acquisition	44,042	---
Net cash used in investing activities	(585)	(34,601)
Cash Flows from Financing Activities:
Net increase in deposits	29,086	55,117
Proceeds from stock options exercised	472	226
Repayment of Federal Home Loan Bank borrowings	(13,500)	---
Cash dividends paid on common stock	(1,698)	(1,572)
Stock issued under employee stock purchase plan	17	9
Excess tax benefits from exercised stock options	73	63
Net cash provided by financing activities	14,450	53,843
Net increase in cash and cash equivalents	24,927	30,523
Cash and cash equivalents at beginning of period	85,232	38,660
Cash and cash equivalents at end of period	$110,159	$69,183
Supplemental disclosure of non-cash investing and financing activities:
Loans transferred to repossessed assets	100	$135
Stock issued in payment of director fees	$100	$100
Acquisition:
Fair value of assets acquired	$107,763	---
Fair value of liabilities assumed	$107,678	---

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

Certain information and footnote disclosures presented in the annual consolidated financial statements are not included in the interim consolidated financial statements. Accordingly, the accompanying unaudited interim consolidated financial statements should be read in conjunction with our 2010 Annual Report on Form 10-K.  The results of operations for the three months and six months ended June 30, 2011 are not necessarily indicative of the operating results for the full year.

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

	Three months ended			Six months ended
(in thousands, except per share data; unaudited)	June 30, 2011	March 31, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Weighted average basic shares outstanding	5,300	5,283	5,234	5,292	5,226
Add: Potential common shares related to stock options	43	42	45	43	47
Potential common shares related to non-vested restricted stock	3	5	3	4	4
Potential common shares related to warrant	39	36	26	37	25
Weighted average diluted shares outstanding	5,385	5,366	5,308	5,376	5,302

Net income available to common stockholders	$3,439	$4,509	$3,338	$7,948	$6,285

Basic EPS	$0.65	$0.85	$0.64	$1.50	$1.20
Diluted EPS	$0.64	$0.84	$0.63	$1.48	$1.19

Weighted average anti-dilutive shares not included in the calculation of diluted EPS Stock options	73	64	170	66	163
Non-vested restricted stock	6	---	---	3	---
Total anti-dilutive shares	79	64	170	69	163

Note 2: Recently Issued Accounting Standards

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05 Comprehensive Income (Topic 220) Presentation of Comprehensive Income. The ASU improves the comparability, consistency, and transparency of financial reporting and increases the prominence of items reported in other comprehensive income. The amendments to Topic 220, Comprehensive Income, require entities to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Entities are no longer permitted to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. Any adjustments for items that are reclassified from other comprehensive income to net income are to be presented on the face of the entities' financial statement regardless of the method of presentation for comprehensive income.  The amendments do not change items to be reported in comprehensive income or when an item of other comprehensive income must be reclassified to net income, nor do the amendments change the option to present the components of other comprehensive income either net of related tax effects or before related tax effects. ASU 2011-05 is effective for fiscal years, and interim periods beginning on or after December 15, 2011. We do not expect this ASU to have an impact on our financial condition or result of operations as it affects presentation only.

In May 2011, the FASB issued ASU No. 2011-04 Fair Value Measurement (Topic 820) Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The ASU improves the comparability of fair value measurements presented and disclosed in accordance with U.S. generally accepted accounting principles (GAAP) and International Financial Reporting Standards (IFRSs) by changing the wording used to describe many of the requirements in U.S GAAP for measuring fair value and disclosure of information. The amendments to this ASU provide explanations on how to measure fair value but do not require any additional fair value measurements and do not establish valuation standards or affect valuation practices outside of financial reporting. The amendments clarify existing fair value measurements and disclosure requirements to include application of the highest and best use and valuation premises concepts; measuring fair value of an instrument classified in a reporting entity’s shareholders’ equity; and disclosures requirements regarding quantitative information about unobservable inputs categorized within Level 3 of the fair value hierarchy. In addition, clarification is provided for measuring the fair value of financial instruments that are managed in a portfolio and the application of premiums and discounts in a fair value measurement. For public entities, ASU 2011-04 is effective during interim and annual periods beginning after December 15, 2011. We do not expect this ASU to have a significant impact on our financial condition or result of operations.

In April 2011, the FASB issued ASU No. 2011-02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.  The ASU clarifies which loan modifications constitute troubled debt restructurings. It is intended to assist creditors in determining whether a modification of the terms of a receivable meets the criteria to be considered a troubled debt restructuring (“TDR”), both for purposes of recording an impairment loss and for disclosure of a TDR. In evaluating whether a restructuring constitutes a TDR, a creditor must separately conclude that both of the following exist: (a) the restructuring constitutes a concession; and (b) the debtor is experiencing financial difficulties. The amendments to ASU Topic 310, Receivables, clarify the guidance on a creditor’s evaluation of whether it has granted a concession and whether a debtor is experiencing financial difficulties. ASU No. 2011-02 is effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructurings occurring on or after the beginning of the fiscal year of adoption. We do not expect this ASU to have a significant impact on our financial condition or result of operations.

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

The disclosures were effective for interim and annual reporting periods ended December 31, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods that began January 1, 2011. We have provided for the relevant disclosures in Note 6. As this ASU is disclosure-related only, it did not have an impact on our financial condition or results of operations.

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

In FDIC-assisted transactions, only certain assets and liabilities are transferred to the acquirer and, depending on the nature and amount of the acquirer’s bid, the FDIC may be required to make a cash payment to the acquirer or the acquirer may be required to make payment to the FDIC.  We received cash totaling $32.6 million from the FDIC upon initial settlement of the transaction and recorded a receivable from the FDIC of $196 thousand (included in other assets on the consolidated statements of condition), for consideration of the net liabilities assumed (i.e., the net difference between the liabilities assumed and the assets acquired). This amount is receivable within one year of the acquisition date and is outstanding at June 30, 2011.

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

The bargain purchase gain represents the excess of the estimated fair value of the assets acquired over the estimated fair value of the liabilities assumed.  We did not immediately acquire the banking facilities, including outstanding lease agreements, furniture, fixtures and equipment, as part of the P&A Agreement as of the acquisition date. We have since acquired all data processing equipment and the Napa branch fixed assets of $206 thousand and renegotiated a new lease with the landlord. The smaller St. Helena branch acquired from Charter Oak Bank was closed effective April 29, 2011.

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

For purchased non-credit-impaired loans, prepayment rates were applied to the principal outstanding based on the following assumptions depending on type of loan:

•	For commercial and agriculture loans, a ten percent constant prepayment rate (“CPR”) was assumed based on current research associated with these loan types;
•	A one percent CPR was assumed for commercial real estate, construction and land loans as research data indicate limited prepayment activity over the life of these loans;
•	For single family residential loans, a twenty percent CPR was used, based on current research associated with these loan types;
•	For home equity lines of credit, a CPR of fifteen percent was assumed based on the refinance likelihood and other research; and,
•	For other consumer loans, a CPR of one and a half percent was used based on current capital markets research data for consumer unsecured credit.

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

Deposits

The fair values used for the transaction, savings and money market deposits are equal to the amount payable on demand at the reporting date. The fair values for time deposits are estimated using a discounted cash flow calculation that applies interest rates offered by market participants as of the acquisition date on time deposits with similar maturity terms as the discount rates.  The core deposit intangible assets recognized as a result of the acquisition of core deposits are deductible for income tax purposes over fifteen years.

Advances from the Federal Home Loan Bank

The advances from the Federal Home Loan Bank San Francisco (“FHLB”) were recorded at their estimated fair value, which was based on quoted prices supplied by the FHLB. Subsequent to the acquisition dates, all of these advances were repaid in full.

Pro Forma Results of Operations

The contribution of the acquired operations of the former Charter Oak Bank to our results of operations for the period February 18 to June 30, 2011 is as follows: revenue of $5.4 million, expenses of $3.0 million (including a provision for loan losses of $994 thousand) and income after income taxes of $1.5 million. These amounts include the bargain purchase gain, acquisition-related costs, accretion of the discount on the acquired loans, and amortization of the fair value mark on time deposits and the core deposit intangible amortization. Charter Oak Bank’s results of operations prior to the acquisition date are not included in our operating results for 2011.

We acquired only certain assets and assumed certain liabilities from the former Charter Oak Bank.  A significant portion of the former Charter Oak Bank’s operations, including certain delinquent loans, its St. Helena facilities and its central operations and administrative functions were not retained by us. Therefore, disclosure of supplemental pro forma financial information, especially prior period comparison is deemed neither practical nor meaningful given the troubled nature of Charter Oak Bank prior to the date of Acquisition.

Acquisition-related expenses are recognized as incurred and continue until all systems have been converted and operational functions become fully integrated. We incurred third-party acquisition-related expenses in the following line items in the consolidated statements of income for the three month and six month periods ended June 30, 2011 as follows:

Acquisiton-related Expenses	Three months ended	Six months ended
(in thousands)	June 30, 2011	June 30, 2011
Professional services	$153	$457
Data processing	378	408
Other	111	125
Total	$642	$990

Note 4:  Fair Value of Assets and Liabilities

Fair Value Hierarchy and Fair Value Measurement

We group our assets and liabilities that are recorded at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:

Level 1: Valuations are based on quoted prices in active markets for identical assets or liabilities. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these products does not involve a significant degree of judgment.

Level 2: Valuations are based on quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-based valuations for which all significant assumptions are observable or can be corroborated by observable market data.

Level 3: Valuations are based on unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Values are determined using pricing models and discounted cash flow models and includes management judgment and estimation which may be significant.

The following table summarizes our assets and liabilities that were required to be recorded at fair value on a recurring basis.

(in thousands) Description of Financial Instruments	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Balance at June 30, 2011 (unaudited):
Securities available for sale:
Mortgage-backed securities and collaterized mortgage obligations issued by U.S. government agencies	$119,507	$	---	$119,507	$	---
Debentures of government sponsored agencies	$29,893	$	---	$29,893	$	---
Corporate collateralized mortgage obligations	$18,006	$	---	$18,006	$	---

Derivative financial liabilities (interest rate contracts)	$2,691	$	---	$2,691	$	---

Balance at December 31, 2010:
Securities available for sale:
Mortgage-backed securities and collaterized mortgage obligations issued by U.S. government agencies	$95,258	$	---	$95,258	$	---
Corporate collateralized mortgage obligations	$15,870	$	---	$15,870	$	---
Equity securities	$608		$608	$-	$	---

Derivative financial liabilities (interest rate contracts)	$2,470	$	---	$2,470	$	---

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

The following table presents the carrying value of financial instruments by level within the fair value hierarchy as of June 30, 2011 and December 31, 2010, for which a non-recurring change in fair value has been recorded.

(in thousands) Description of Financial Instruments	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3) (a)	Losses for the three months ended June 30, 2011 (b)	Losses for the six months ended June 30, 2011 (b)	Losses for the three months ended June 30, 2010 (b)	Losses for the six months ended June 30, 2010 (b)
At June 30, 2011 (unaudited):
Impaired loans carried at fair value (c)	$3,585	$	---	$	---	$3,585	$2,870	$4,083	$557	$2,200

At December 31, 2010:
Impaired loans carried at fair value (c)	$8,635	$	---	$	---	$8,635

(a)
Represents collateral-dependent loan principal balances that had been generally written down to the appraised value or estimated market value of the underlying collateral, net of specific valuation allowance of $1.2 million and $936 thousand at June 30, 2011 and December 31, 2010, respectively. The carrying value of loans fully charged-off, which includes unsecured lines of credit, overdrafts and all other loans, is zero.

(b)	Represents net charge-offs during the period presented and the specific valuation allowance established on loans during the period.
(c)	Represents the portion of impaired loans that have been written down to their estimated fair value.

Disclosures about Fair Value of Financial Instruments

The table below is a summary of fair value estimates for financial instruments as of June 30, 2011 and December 31, 2010, excluding financial instruments recorded at fair value on a recurring basis (summarized in a separate table). The carrying amounts in the following table are recorded in the statements of condition under the indicated captions. We have excluded non-financial assets and non-financial liabilities defined by the Codification (ASC 820-10-15-1A), such as Bank premises and equipment, deferred taxes and other liabilities.  In addition, we have not disclosed the fair value of financial instruments specifically excluded from disclosure requirements of the Financial Instruments Topic of the Codification (ASC 825-10-50-8), such as Bank-owned life insurance policies.

	June 30, 2011		December 31, 2010
(in thousands; 2011 amounts unaudited)	Carrying Amounts	Fair Value	Carrying Amounts	Fair Value
Financial assets
Cash and cash equivalents	$110,159	$110,159	$85,232	$85,232
Investment securities held to maturity	35,514	36,914	34,917	35,090
Loans, net	972,714	989,175	929,008	952,763
Interest receivable	4,403	4,403	4,207	4,207
Financial liabilities
Deposits	1,138,906	1,139,716	1,015,739	1,016,401
Federal Home Loan Bank borrowings	55,000	57,088	55,000	57,090
Subordinated debenture	5,000	5,123	5,000	4,994
Interest payable	439	439	414	414

Following is a description of methods and assumptions used to estimate the fair value of each class of financial instrument not recorded at fair value but required for disclosure purposes:

Cash and Cash Equivalents – The carrying amounts of cash and cash equivalents approximate their fair value because of the short-term nature of these instruments.

Held-to-maturity Securities - Held-to-maturity securities, which generally consist of obligations of state & political subdivisions, are recorded at their amortized cost. Their fair value for disclosure purposes is determined using methodologies similar to those described above for available-for-sale securities using Level 2 inputs. If Level 2 inputs are not available, we may utilize pricing models that incorporate unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities (Level 3).  As of June 30,  2011, we did not hold any securities whose fair value was measured using significant unobservable inputs.

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

	June 30, 2011				December 31, 2010
			Gross Unrealized				Gross Unrealized
(in thousands; June 30, 2011 unaudited)	Amortized Cost	Fair Value	Gains	(Losses)	Amortized Cost	Fair Value	Gains	(Losses)
Held-to-maturity
Obligations of state and political subdivisions	$35,514	$36,914	$1,526	$(126)	$34,917	$35,090	$666	$(493)

Available-for-sale
Securities of U. S. government agencies:
MBS pass-through securities issued by FNMA and FHLMC	27,824	28,425	652	(51)	16,119	16,424	419	(114)
CMOs issued by FNMA	11,749	12,229	480	---	12,770	13,236	466	---
CMOs issued by FHLMC	21,680	22,245	565	---	19,725	20,177	452	---
CMOs issued by GNMA	55,528	56,608	1,082	(2)	44,607	45,421	884	(70)
Debentures of government sponsored agencies	29,850	29,893	55	(12)	---	---	---	---
Corporate CMOs	18,100	18,006	145	(239)	15,849	15,870	185	(164)
Equity security	---	---	---	---	---	608	608	---
Total available for sale	164,731	167,406	2,979	(304)	109,070	111,736	3,014	(348)

Total investment securities	$200,245	$204,320	$4,505	$(430)	$143,987	$146,826	$3,680	$(841)

As a member bank of Visa U.S.A., we hold 16,939 shares of Visa Inc. Class B common stock at a zero cost basis.  These shares are restricted from resale until their conversion into Class A (voting) shares upon the termination of Visa Inc.’s covered litigation escrow account. The conversion rate will be determined upon the final resolution of the Visa Inc. covered litigation described in Note 13 to the Consolidated Financial Statements in our 2010 Form 10-K.  The stock was re-classified from available-for-sale securities to cost-basis accounting in March 2011 as the stock is still currently restricted from resale based on new information received from Visa Inc. Hence, the unrealized gain on the stock, net of tax, at December 31, 2010 was reversed from other comprehensive income. The fair value of the Class B common stock we own was $697 thousand and $608 thousand at June 30, 2011 and December 31, 2010, respectively, based on the Class A as-converted rate of 0.4881 and 0.5102, respectively.

The amortized cost and fair value of investment securities by contractual maturity at June 30, 2011 are shown below.  Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2011
	Held to Maturity		Available for Sale
(in thousands; unaudited)	Amortized Cost	Fair Value	Amortized Cost		Fair Value
Within one year	$1,471	$1,480	$	---	$	---
After one but within five years	7,494	7,747		23,293		23,376
After five years through ten years	19,596	20,541		22,992		23,304
After ten years	6,953	7,146		118,446		120,726
Total	$35,514	$36,914		$164,731		$167,406

At June 30, 2011, investment securities carried at $50.1 million were pledged with the State of California:  $49.3 million to secure public deposits in compliance with the Local Agency Security Program and $662 thousand to provide collateral for trust deposits. In addition, at June 30, 2011, investment securities carried at $1.4 million were pledged to collateralize an internal Wealth Management Services checking account and $3.4 million were pledged to collateralize interest rate swaps as discussed in Note 11.

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

Sixteen and twenty-nine investment securities were in unrealized loss positions at June 30, 2011 and December 31, 2010, respectively. They are summarized and classified according to the duration of the loss period as follows:

June 30, 2011	< 12 continuous months		> 12 continuous months		Total Securities in a loss position
(In thousands; unaudited)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
Held-to-maturity
Obligations of state & political subdivisions	$346	$(1)	$1,804	$(125)	$2,150	$(126)

Available-for-sale
Securities of U.S. government agencies	13,588	(65)	---	---	13,588	(65)
Corporate CMOs	11,827	(239)	---	---	11,827	(239)
Total available for sale	25,415	(304)	---	---	25,415	(304)
Total temporarily impaired securities	$25,761	$(305)	$1,804	$(125)	$27,565	$(430)

December 31, 2010	< 12 continuous months		> 12 continuous months		Total Securities in a loss position
(In thousands)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
Held-to-maturity
Obligations of state & political subdivisions	$11,622	$(250)	$1,687	$(243)	$13,309	$(493)

Available-for-sale
Securities of U.S. government agencies	12,888	(184)	---	---	12,888	(184)
Corporate CMOs	7,070	(164)	---	---	7,070	(164)
Total available for sale	19,958	(348)	---	---	19,958	(348)
Total temporarily impaired securities	$31,580	$(598)	$1,687	$(243)	$33,267	$(841)

The unrealized losses associated with debt securities of U.S. government agencies are primarily driven by changes in interest rates and not due to the credit quality of the securities. Further, securities backed by GNMA, FNMA, or FHLMC have the guarantee of the full faith and credit of the U.S. Federal Government. Obligations of U.S. states and political subdivisions in our portfolio are all investment grade without delinquency history. The security in a loss position for more than twelve continuous months relates to one debenture issued by a local subdivision with payments collected through property tax assessments in an affluent community. This security will continue to be monitored as part of our ongoing impairment analysis, but is expected to perform. As a result, we concluded that this security was not other-than-temporarily impaired at June 30, 2011.

The unrealized losses associated with corporate CMO’s are primarily related to securities backed by residential mortgages. Most of these securities were AAA rated by at least one major rating agency. We estimate loss projections for each security by assessing loans collateralizing the security and determining expected default rates and loss severities. Based upon our assessment of expected credit losses of each security given the performance of the underlying collateral and credit enhancements where applicable, we concluded that these securities were not other-than-temporarily impaired at June 30, 2011.

Securities Carried at Cost

As a member of the FHLB, we are required to maintain a minimum investment in the FHLB capital stock determined by the Board of Directors of the FHLB. The minimum investment requirements can also increase in the event we need to increase our borrowing capacity with the FHLB. Shares cannot be purchased or sold except between the FHLB and its members at its $100 per share par value.  We held $5.4 million and $5.0 million of FHLB stock recorded at cost in other assets at June 30, 2011 and December 31, 2010, respectively. On April 28, 2011, FHLB declared a cash dividend for the first quarter of 2011 at an annualized dividend rate of 0.31%.  Management expects to be able to redeem this stock at cost, and therefore does not believe the FHLB stock to be other-than-temporarily impaired.

Note 6:  Loans and Allowance for Loan Losses

Credit Quality of Loans

Outstanding loans by class and payment aging, excluding credit-impaired loans purchased in the Acquisition accounted for under ASC 310-30 (“PCI” loans) of $7.2 million that have not experienced credit deterioration post acquisition as of June 30, 2011, are as follows:

Loan Aging Analysis by Class As of June 30, 2011 and December 31, 2010
(Dollars in thousands; June 30, 2011 unaudited)	Commercial	Commercial real estate, owner-occupied	Commercial real estate, investor	Construction	Home equity	Other residential 1	Installment and other consumer	Total
June 30, 2011
30-59 days past due	$272	$-	$-	$-	$-	$-	$289	$561
60-89 days past due	200	-	-	-	-	-	2	202
Greater than 90 days past due (non-accrual) 2	3,669	293	-	3,263	710	138	621	8,694
Total past due	4,141	293	-	3,263	710	138	912	9,457
Current	171,536	160,833	388,796	63,241	94,502	66,748	24,326	969,982
Total loans 3	$175,677	$161,126	$388,796	$66,504	$95,212	$66,886	$25,238	$979,439

Non-accrual loans to total loans	2.1%	0.2%	-	4.9%	0.7%	0.2%	2.5%	0.9%

Troubled debt restructured loans 4
Accruing	$-	$-	$-	$-	$164	$238	$1,136	$1,538
Non-accrual	41	-	-	-	-	-	53	94
Total troubled debt restructured loans	$41	$-	$-	$-	$164	$238	$1,189	$1,632

December 31, 2010
30-59 days past due	$20	$-	$-	$-	$25	$-	$307	$352
60-89 days past due	-	-	-	-	-	-	-	-
Greater than 90 days past due (non-accrual) 2	2,486	632	-	9,297	-	148	362	12,925
Total past due	2,506	632	-	9,297	25	148	669	13,277
Current	151,330	141,958	383,553	68,322	86,907	69,843	26,210	928,123
Total loans 3	$153,836	$142,590	$383,553	$77,619	$86,932	$69,991	$26,879	$941,400

Non-accrual loans to total loans	1.6%	0.4%	-	12.0%	-	0.2%	1.3%	1.4%

Troubled debt restructured loans 4
Accruing	$-	$-	$-	$-	$259	$-	$925	$1,184
Non-accrual	-	-	-	-	-	-	55	55
Total troubled debt restructured loans	$-	$-	$-	$-	$259	$-	$980	$1,239

1 Our residential loan portfolio includes no sub-prime loans, nor is it our normal practice to underwrite loans commonly referred to as "Alt-A mortgages", the characteristics of which are loans lacking full documentation, borrowers having low FICO scores or higher loan-to-value ratios.
2 June 30, 2011 amounts include $701 thousand PCI loans that have experienced credit deterioration post-acquisition and exclude accreting PCI loans of $7.2 million, as their accretable yield interest recognition is independent from the underlying contractual loan delinquency status. There were no accruing loans past due more than 90 days at December 31, 2010.
3 Amounts were net of deferred loan fees of $1.9 million and $2.8 million at June 30, 2011 and December 31, 2010, respectively.
4 Defined as loans whose contractual terms have been restructured in a manner which grants a concession to a borrower experiencing financial difficulties. These balances are included in the impaired loan totals in the table below.

Our commercial loans are generally made to established small to mid-sized businesses to provide financing for their working capital needs or acquisition of fixed assets.  Management examines historical, current and projected cash flows to determine the ability of the borrower to repay their obligations as agreed. Commercial loans are primarily made based on the identified cash flows of the borrower and secondarily on the underlying collateral provided by the borrower. The cash flows of borrowers, however, may not be as expected and the collateral securing these loans may fluctuate in value. Most commercial and industrial loans are secured by the assets being financed or other business assets such as accounts receivable or inventory and incorporate a personal guarantee; however, some short-term loans may be made on an unsecured basis. In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers. We target stable local businesses with strong guarantors that have proven to be more resilient in periods of economic stress.  Typically, the strong guarantors provide an additional source of repayment for our credit extensions.

Commercial real estate loans are subject to underwriting standards and processes similar to commercial loans discussed above, in addition to those of real estate loans. We underwrite these loans primarily as cash flow loans and secondarily as loans secured by real estate. Repayment of commercial real estate loans is largely dependent on the successful operation of the property securing the loan, or the business conducted on the property securing the loan. Underwriting standards for these loans typically meet a minimum debt coverage ratio of 1.20:1.00, and a loan-to-value of 65% or less. Furthermore, substantially all of our loans are guaranteed by the owners of the properties.  Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. In the event of a vacancy, strong guarantors have historically carried the loans until a replacement tenant can be found.  The owner’s substantial equity investment provides a strong economic incentive to continue to support the commercial real estate projects. As such, we experience nominal delinquencies in this portfolio.

Construction loans are generally made to developers and builders to finance land acquisition as well as the subsequent construction. These loans are underwritten after evaluating of the borrower's financial strength, reputation, prior track record and obtaining independent appraisal reviews. The construction industry can be severely impacted by several major factors, including: 1) the inherent volatility of real estate markets; 2) vulnerability to weather delays, labor, or material shortages and price hikes; and, 3) generally thin margins and tight cash flow. Estimates of construction costs and value associated with the complete project may be inaccurate. Construction loans often involve the disbursement of substantial funds with repayment substantially dependent on the success of the ultimate project.

Consumer loans primarily consist of home equity lines of credit and loans, other residential (tenancy-in-common, or “TIC”) loans and other personal loans. We originate consumer loans utilizing credit score information, debt-to-income ratio and loan-to-value ratio analysis. To monitor and manage consumer loan risk, policies and procedures are developed and modified, as needed. This activity, coupled with relatively small loan amounts that are spread across many individual borrowers, minimizes risk. Additionally, trend and outlook reports are reviewed by Management on a regular basis. Underwriting standards for home equity loans include, but are not limited to, a maximum loan-to-value percentage of 75% of loans that are $1,250,000 or less (and even more conservatively for homes with values in excess of this amount), collection remedies, the number of such loans a borrower can have at one time and documentation requirements. Our underwriting of the other residential loans, mostly secured by TIC units in San Francisco, has been cautious compared to traditional residential mortgages due to the unique ownership structure and the interest-only feature of these loans.  However, these borrowers tend to have more equity in their properties, which mitigates risk. Personal loans are nearly evenly split between mobile home loans and floating home loans along with a small number of direct auto loans and installment loans. Personal unsecured loans are offered to consumers with additional underwriting procedures in place, including net worth, and borrowers’ verified liquid assets analysis. In general, personal loans usually have a higher degree of risk than other types of loans.

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

The following table represents our analysis of loans by internally assigned grades as of June 30, 2011, including the PCI loans, and December 31, 2010:

Credit Quality Indicators As of June 30, 2011 and December 31, 2010
(Dollars in thousands; June 30, 2011 unaudited)	Commercial	Commercial real estate, owner- occupied	Commercial real estate, investor	Construction	Home equity	Other residential	Installment and other consumer	Purchased credit- impaired	Total

Credit Risk Profile by Internally Assigned Grade:
June 30, 2011
Pass	$146,011	$150,538	$376,333	$43,509	$91,583	$60,746	$24,309	$1,553	$894,582
Special mention	7,217	2,439	6,538	2,979	430	1,328	171	773	21,875
Substandard	17,723	7,558	5,925	19,783	2,246	4,730	497	5,249	63,711
Doubtful	4,115	502	-	233	953	82	261	320	6,466
Total loans	$175,066	$161,037	$388,796	$66,504	$95,212	$66,886	$25,238	$7,895	$986,634

December 31, 2010
Pass	$120,428	$135,443	$369,975	$57,779	$84,830	$64,570	$26,280	$-	$859,305
Special mention	17,009	454	330	10,253	447	-	-	-	28,493
Substandard	16,169	6,693	13,248	9,587	1,655	5,421	427	-	53,200
Doubtful	230	-	-	-	-	-	172	-	402
Total loans	$153,836	$142,590	$383,553	$77,619	$86,932	$69,991	$26,879	$-	$941,400

Impaired loan balances and their related allowance by major classes of loans

The table below summarizes information on impaired loans and their related ALLL. The information below excludes $7.2 million PCI loans purchased in the Acquisition that have not experienced credit deterioration. Based on current information and events, it is probable that we will be able to collect all cash flows expected.
(Dollars in thousands; June 30, 2011 unaudited)	Commercial	Commercial real estate, owner- occupied		Commercial real estate, investor		Construction	Home equity		Other residential		Installment and other consumer	Total
June 30, 2011

Recorded investment in impaired loans:
With no specific allowance recorded	$1,695	$	---	$	---	$265		$350	$	---	$286	$2,596
With a specific allowance recorded	1,974		293		---	2,998		524		376	1,471	7,636
Total recorded investment in impaired loans	$3,669		$293	$	---	$3,263		$874		$376	$1,757	$10,232
Unpaid principal balance of impaired loans:
With no specific allowance recorded	$2,500	$	---	$	---	$265		$350	$	---	$328	$3,443
With a specific allowance recorded	2,858		482		---	5,525		614		376	1,514	11,369
Total unpaid principal balance of impaired loans	$5,358		$482	$	---	$5,790		$964		$376	$1,842	$14,812

Specific allowance	$1,537		$97	$	---	$315		$183		$99	$409	$2,640
Average recorded investment in impaired loans during the quarter ended June 30, 2011	3,411		1,037		---	6,591		216		140	609	12,004
Interest income recognized on impaired loans during the quarter ended June 30, 2011	37		---		---	---		8		---	8	53
Average recorded investment in impaired loans during the six months ended June 30, 2011	2,920		836		---	7,591		112		143	506	12,108
Interest income recognized on impaired loans during the six months ended June 30, 2011	49		---		---	---		8		---	8	65

December 31, 2010

Recorded investment in impaired loans:
With no specific allowance recorded	$959		$633	$	---	$8,742	$	---	$	---	$73	$10,407
With a specific allowance recorded	1,526		---	$	---	555		259		148	1,214	3,702
Total recorded investment in impaired loans	$2,485		$633	$	---	$9,297		$259		$148	$1,287	$14,109
Unpaid principal balance of impaired loans:
With no specific allowance recorded	$959		$689	$	---	$11,485	$	---	$	---	$115	$13,248
With a specific allowance recorded	2,570		---		---	555		259		148	1,214	4,746
Total recorded investment in impaired loans	$3,529		$689	$	---	$12,040		$259		$148	$1,329	$17,994

Specific allowance	$667	$	---	$	---	$3		$25		$93	$290	$1,078

Average recorded investment in impaired loans during the year ended December 31, 2011	1,326		3,086		---	6,326		191		39	1,212	12,180
Interest income recognized on impaired loans during the year ended December 31, 2011
	85		22		---	336		8		5	66	522

The gross interest income that would have been recorded had non-accrual loans been current totaled $177 thousand, $220 thousand and $243 thousand in the quarters ended June 30, 2011, March 31, 2011 and June 30, 2010 respectively and totaled $397 thousand and $479 thousand for the first half of 2011 and 2010, respectively. PCI loans are excluded from the data above as their accretable yield interest recognition is independent from the underlying contractual loan delinquency status. See page 24, “PCI Loans” for further discussion.

Management monitors delinquent loans continuously and identifies problem loans, generally loans graded substandard or worse, to be evaluated individually for impairment testing. Generally, we charge off our estimated losses related to specifically-identified impaired loans when it is deemed uncollectible. The charged-off portion of impaired loans outstanding at June 30, 2011 totaled approximately $3.6 million.  At June 30, 2011, there were no significant commitments to extend credit on impaired loans, including loans to borrowers whose terms have been modified in troubled debt restructurings.

The following table discloses loans by major portfolio category and the related ALLL disaggregated by impairment evaluation method as of June 30, 2011 and December 31, 2010, as well as activity in the ALLL for the three months and six months ended June 30, 2011:

Allowance for Loan Losses and Recorded Investment in Loans

(Dollars in thousands; 2011 unaudited)	Commercial	Commercial real estate, owner- occupied	Commercial real estate, investor	Construction	Home equity	Other residential	Installment and other consumer	Unallocated	Total

For the three months ended June 30, 2011:

Allowance for loan losses:
Beginning balance	$3,053	$1,033	$4,026	$2,213	$853	$724	$921	$246	$13,069
Provision (reversal)	2,602	97	62	(88)	206	(18)	119	20	3,000
Charge-offs	(1,581)	-	-	(178)	(257)	-	(155)	-	(2,171)
Recoveries	17	-	-	-	-	-	5	-	22
Ending balance	$4,091	$1,130	$4,088	$1,947	$802	$706	$890	$266	$13,920

For the six months ended June 30, 2011:

Allowance for loan losses:
Beginning balance	$3,114	$1,037	$4,134	$1,694	$643	$738	$835	$197	$12,392
Provision (reversal)	2,823	93	(46)	454	416	(32)	273	69	4,050
Charge-offs	(1,873)	-	-	(201)	(257)	-	(229)	-	(2,560)
Recoveries	27	-	-	-	-	-	11	-	38
Ending balance	$4,091	$1,130	$4,088	$1,947	$802	$706	$890	$266	$13,920

As of June 30, 2011:

Ending ALLL related to loans collectively evaluated for impairment	$2,554	$1,033	$4,088	$1,632	$619	$607	$481	$266	$11,280
Ending ALLL related to loans individually evaluated for impairment	$1,179	$8	$-	$315	$183	$99	$409	$-	$2,193
Ending ALLL related to purchased credit-impaired loans	$358	$89	$-	$-	$-	$-	$-	$-	$447

Loans outstanding:
Collectively evaluated for impairment	$172,008	$160,834	$388,796	$63,241	$94,338	$66,509	$23,481	$-	$969,207
Individually evaluated for impairment	3,058	203	-	3,263	874	377	1,757	-	9,532
Purchased credit-impaired	2,189	3,953	1,753	-	-	-	-	-	7,895
Total	$177,255	$164,990	$390,549	$66,504	$95,212	$66,886	$25,238	$-	$986,634

Ratio of allowance for loan losses to total loans	2.31%	0.68%	1.05%	2.93%	0.84%	1.06%	3.53%	-	1.41%
Allowance for loan losses to non-accrual loans	112%	386%	NM	60%	113%	512%	143%	-	160%

As of December 31, 2010:

Ending ALLL related to loans collectively evaluated for impairment	$2,447	$1,037	$4,134	$1,691	$618	$645	$545	$197	$11,314
Ending ALLL related to loans individually evaluated for impairment	$667	$-	$-	$3	$25	$93	$290	$-	$1,078

Loans outstanding:
Collectively evaluated for impairment	$151,351	$141,957	$383,553	$68,322	$86,673	$69,843	$25,592	$-	$927,291
Individually evaluated for impairment	2,485	633	-	9,297	259	148	1,287	-	14,109
Total	$153,836	$142,590	$383,553	$77,619	$86,932	$69,991	$26,879	$-	$941,400

Ratio of allowance for loan losses to total loans	2.02%	0.73%	1.08%	2.18%	0.74%	1.05%	3.11%	-	1.32%
Allowance for loan losses to non-accrual loans	125%	164%	NM	18%	NA	499%	231%	-	96%

1 Amount excludes $701 thousand PCI loans that have experienced credit deterioration post-acquisition, which are included in the "Purchased credit-impaired" amount in the next line below.

NM: Not meaningful.

Activity in the allowance for loan losses for the three months and six months ended June 30, 2010 follows:

	Three months ended	Six months ended
(Dollars in thousands; unaudited)	June 30, 2010	June 30, 2010
Allowance for loan losses:
Beginning balance	$10,648	$10,618
Provision	1,350	2,900
Charge-offs	(241)	(1,788)
Recoveries	16	43
Ending balance	$11,773	$11,773

Average recorded investment in impaired loans during the period	$12,093	$12,225

		At June 30, 2010
Total loans outstanding , before deducting allowance for loan losses		$939,293

Ratio of allowance for loan losses to total loans		1.25%

Allowance for loan losses to non-accrual loans		109.28%

Non-accrual loans to total loans		1.15%

Purchased Credit-Impaired Loans

During the first six months of 2011, we evaluated loans purchased in the Acquisition in accordance with accounting guidance in ASC 310-30 related to loans acquired with deteriorated credit quality. Acquired loans are considered credit-impaired if there is evidence of deterioration of credit quality since origination and it is probable, at the acquisition date, that we will be unable to collect all contractually required payments receivable. Management has determined certain loans purchased in the Acquisition to be PCI loans based on credit indicators such as nonaccrual status, past due status, loan risk grade, loan-to-value ratio, etc. Revolving credit agreements (e.g. home equity lines of credit and revolving commercial loans), if at the acquisition date the borrower had revolving privileges, are not considered PCI loans as cash flows cannot be reasonably estimated.

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

The following table presents the fair value of loans pursuant to accounting standards for purchased credit-impaired loans and other purchased loans as of the acquisition date:

	February 18, 2011
(Dollars in thousands; unaudited)	Purchased credit-impaired loans	Other purchased loans		Total
Contractually required payments including interest	$24,316	$69,702		$94,018
Less: nonaccretable difference	(13,044)	---		(13,044)
Cash flows expected to be collected (undiscounted)	11,272	69,702		80,974
Accretable yield	(1,902)	(17,307)	1	(19,209)
Fair value of purchased loans	$9,370	$52,395		$61,765

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

When the timing and/or amounts of expected cash flows on such loans are not reasonably estimable, no interest is accreted and the loan is reported as a nonperforming loan; otherwise, if the timing and amounts of expected cash flows for purchased credit-impaired loans are reasonably estimable, then interest is accreted and the loans are reported as performing loans. The initial estimated cash flows expected to be collected are updated each quarter based on current assumptions regarding default rates, loss severities, and other factors that are reflective of current market conditions. Probable decreases in expected cash flows after acquisition result in the recognition of impairment, which would be recorded as a charge to the provision for loan losses. Probable and significant increases in expected cash flows would first reverse any related allowance for loan losses and any remaining increases would be recognized prospectively as interest income over the estimated remaining lives of the loans. The impact of changes in variable interest rates is recognized prospectively as adjustments to interest income.

The nonaccretable difference represents the difference between the undiscounted contractual cash flows and the undiscounted expected cash flows, and also reflects the estimated credit losses in the acquired loan portfolio at the acquisition date and can fluctuate due to changes in expected cash flows during the life of the PCI loans.

The following table reflects the outstanding balance and related carrying value of PCI loans as of the acquisition date (February 18, 2011) and June 30, 2011:

	February 18, 2011		June 30, 2011
PCI Loans (Dollars in thousands; unaudited)	Unpaid principal balance	Carrying value	Unpaid principal balance	Carrying value
Commercial	$10,860	$3,706	$5,818	$2,189
Commercial real estate	10,139	5,664	10,575	5,706
Total purchased credit-impaired loans	$20,999	$9,370	$16,393	$7,895

The activities in the accretable yield, or income expected to be earned, for PCI loans were as follows:

Accretable Yield	Three months ended	Three months ended	Six months ended
(Dollars in thousands, unaudited)	June 30, 2011	March 31, 2011	June 30, 2011
Balance at beginning of period	$1,787	$ ---	$ ---
Additions	---	1,902	1,902
Removals 1	(6)	(39)	(45)
Accretion	(291)	(76)	(367)
Reclassifications (to)/from nonaccretable difference 2	1,877	---	1,877
Balance at end of period	$3,367	$1,787	$3,367

1 Represents the accretable difference that is relieved when a loan exits the PCI population due to payoff, full charge-off, or transfer to repossessed assets, etc.
2 Primarily relates to improvements in expected credit performance and changes in expected timing of cash flows.

Pledged Loans

Our FHLB line of credit is secured under terms of a blanket collateral agreement by a pledge of certain qualifying loans equal to the amount of our line of credit, which totaled $243.5 million and $241.1 million at June 30, 2011 and December 31, 2010, respectively, In addition, we pledge a certain residential loan portfolio, which totaled $43.7 million and $40.0 million at June 30, 2011 and December 31, 2010, respectively, to secure our borrowing capacity with the FRB. Also see Note 8 below.

Note 7: Intangible Assets

The table below reflects our identifiable intangible asset arising from the Acquisition and accumulated amortization at June 30, 2011.

	June 30, 2011
(in thousands; unaudited)	Gross Carrying Amount	Accummulated Amortization	Net Carrying Amount
Core deposit intangible	$725	$(18)	$707

The core deposit intangible is being amortized on a straight-line basis over fifteen years and the estimated amortization expense is $42 thousand for the year ending December 31, 2011, $48 thousand each year ending December 31, 2012 through 2015 and $491 thousand thereafter.

Note 8: Borrowings

Federal Funds Purchased– We have unsecured lines of credit totaling $77.0 million with correspondent banks for overnight borrowings.  In general, interest rates on these lines approximate the Federal funds target rate. At June 30, 2011 and December 31, 2010, we had no overnight borrowings outstanding under these credit facilities.

Federal Home Loan Bank Borrowings – As of June 30, 2011 and December 31, 2010, we had lines of credit with the FHLB totaling $243.5 million and $219.2 million, respectively, based on eligible collateral of certain loans.  At June 30, 2011 and December 31, 2010, we had no FHLB overnight borrowings.

On February 5, 2008, we entered into a ten-year borrowing agreement under the same FHLB line of credit for $15.0 million at a fixed rate of 2.07%. Interest-only payments are required every three months until maturity. Although the entire principal is due on February 5, 2018, the FHLB has the unconditional right to accelerate the due date on August 5, 2011 and every three months thereafter (the “put dates”). If the FHLB exercises its right to accelerate the due date, the FHLB will offer replacement funding at the current market rate, subject to certain conditions. We must comply with the put date, but are not required to accept replacement funding.

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

At June 30, 2011, $188.5 million was remaining as available for borrowing from the FHLB. The FHLB overnight borrowing and the FHLB line of credit are secured by a certain loan portfolio under a blanket lien.

Federal Reserve Line of Credit – We also have a line of credit with the FRB secured by a certain residential loan portfolio.  At June 30, 2011 and December 31, 2010, we had borrowing capacity under this line totaling $43.7 and $40.2 million, respectively, and had no outstanding borrowings with the FRB.

Subordinated Debt – On September 17, 2004 we issued a 15-year, $5.0 million subordinated debenture through a pooled trust preferred program, which matures on June 17, 2019.  We have the right to redeem the debenture, in whole or in part, at the redemption price at principal amounts in multiples of $1.0 million on any interest payment date on or after June 17, 2009. The interest rate on the debenture changes quarterly and is paid quarterly at the three-month LIBOR plus 2.48%. The rate at June 30, 2011 was 2.73%. The debenture is subordinated to the claims of depositors and our other creditors.

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

Under the American Recovery and Reinvestment Act of 2009, which allows participants in the TCPP to withdraw from the program, we repurchased all 28,000 shares of outstanding preferred stock from the U.S. Treasury at $28 million plus accrued but unpaid dividends of $179 thousand on March 31, 2009. The warrant remains outstanding, and was subsequently adjusted for cash dividend increases to represent a right to purchase 154,693 shares of common stock at $27.15 per share in accordance with Section 13(c) of the Form of Warrant to Purchase Common Stock.

Dividends

Presented below is a summary of cash dividends paid to common stockholders, recorded as a reduction of retained earnings.

	Three months ended			Six months ended
(in thousands except per share data, unaudited)	June 30, 2011	March 31, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Cash dividends to common stockholders	$851	$847	$787	$1,698	$1,572
Cash dividends per common share	$0.16	$0.16	$0.15	$0.32	$0.30

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

The contractual amount of loan commitments and standby letters of credit not reflected on the consolidated statement of condition was $268.4 million at June 30, 2011 at rates ranging from 1.91% to 18.00%. This amount included $146.9 million under commercial lines of credit (these commitments are contingent upon customers maintaining specific credit standards), $78.4 million under revolving home equity lines, $17.9 million under undisbursed construction loans, $16.0 million under standby letters of credit, and a remaining $9.2 million under personal and other lines of credit. We have set aside an allowance for losses in the amount of $537 thousand for these commitments as of June 30, 2011, which is recorded in interest payable and other liabilities.

Operating Leases

We rent certain premises and equipment under long-term non-cancelable operating leases expiring at various dates through the year 2024. Commitments under these leases approximate $1.3 million, $2.7 million, $2.7 million, $2.5 million and $2.6 million for 2011 (July through December), 2012, 2013, 2014, and 2015 respectively, and $16.8 million for all years thereafter.

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

The fixed-rate payment features of the interest rate swap agreements are generally structured at inception to mirror substantially all of the provisions of the hedged loan agreements. These interest rate swaps, designated and qualified as fair value hedges, are carried on the balance sheet at their fair value in other assets (when the fair value is positive) or in other liabilities (when the fair value is negative). One of our interest rate swap agreements qualifies for shortcut hedge accounting treatment. The change in fair value of the swap using the shortcut accounting treatment is recorded in other non-interest income, while the change in fair value of swaps using non-shortcut accounting is recorded in interest income. The unrealized gain or loss in fair value of the hedged fixed-rate loan is recorded as an adjustment to the hedged loan and offset in other non-interest income (for shortcut accounting treatment) or interest income (for non-shortcut accounting treatment).

From time to time, we make firm commitments to enter into long-term fixed-rate loans with borrowers backed by yield maintenance agreements and simultaneously enter into forward interest rate swap agreements with correspondent banks to mitigate the change in fair value of the yield maintenance agreement. Prior to loan funding, yield maintenance agreements with net settlement features that meet the definition of a derivative are considered as non-designated hedges and are carried on the balance sheet at their fair value in other assets (when the fair value is positive) or in other liabilities (when the fair value is negative). The offsetting changes in the fair value of the forward swap and the yield maintenance agreement are recorded in interest income. In June 2007, August 2010 and June 2011, three previously undesignated forward swaps were designated to offset the change in fair value of a fixed-rate loan originated in each of those periods. Subsequent to the point of the swap designations, the related yield maintenance agreements are no longer considered derivatives. Their fair value at the designation date was recorded in other assets and is amortized using the effective yield method over the life of the respective designated loans.

The net effect of the change in fair value of interest rate swaps, the amortization of the yield maintenance agreement and the change in the fair value of the hedged loans results in an insignificant amount of hedge ineffectiveness recognized in interest income.

Our credit exposure, if any, on interest rate swaps is limited to the net favorable value (net of any collateral pledged) and interest payments of all swaps by each counterparty. Conversely, when an interest rate swap is in a liability position exceeding a certain threshold, we are required to post collateral to the counterparty in an amount determined by the agreements (generally when our derivative liability position is greater than $100 thousand or $1.3 million, depending upon the counterparty). Collateral levels are monitored and adjusted on a regular basis for changes in interest rate swap values. The aggregate fair value of all derivative instruments that are in a liability position and have collateral requirements on June 30, 2011 is $2.7 million, for which we have posted collateral in the form of securities available for sale totaling $3.4 million.

As of June 30, 2011, we had six interest rate swap agreements, which are scheduled to mature in September 2018, April 2019, June 2020, August 2020, June 2022 and June 2031. All of our derivatives are accounted for as fair value hedges. Our interest rate swaps are settled monthly with counterparties. Accrued interest on the swaps totaled $70 thousand as of June 30, 2011. Information on our derivatives follows:

	Asset derivatives		Liability derivatives
(in thousands; June 30, 2011 unaudited)	June 30, 2011	December 31, 2010	June 30, 2011	December 31, 2010

Fair value hedges
Interest rate contracts notional amount	---	---	$27,014	$23,132
Credit risk amount	---	---	---	---
Interest rate contracts fair value (1)	---	---	2,691	2,470
Balance sheet location	Other assets	Other assets	Other liabilities	Other liabilities

			Three months ended
(in thousands; unaudited)			June 30, 2011	March 31, 2011	June 30, 2010
(Decrease) increase in value of designated interest rate swaps recognized in interest income			$(575)	$354	$(906)
Payment on interest rate swaps recorded in interest income			(248)	(237)	(210)
Increase (decrease) in value of hedged loans recognized in interest income			375	(339)	934
Increase (decrease) in value of yield maintenance agreement recognized against interest income			169	(38)	(5)
Net loss on derivatives recognized in interest income (2)			$(279)	$(260)	$(187)

			Six months ended
(in thousands; unaudited)			June 30, 2011	June 30, 2010
Decrease in value of designated interest rate swaps recognized in interest income			$(221)	$(1,127)
Payment on interest rate swaps recorded in interest income			(485)	(423)
Increase in value of hedged loans recognized in interest income			36	1,155
Increase (decrease) in value of yield maintenance agreement recognized against interest income			131	(10)
Net loss on derivatives recognized in interest income (2)			$(539)	$(405)

(1)See Note 4 for valuation methodology.
(2)Ineffectiveness of ($31) thousand, ($23) thousand, and $23 thousand was recorded in interest income during the three months ended June 30, 2011, March 31, 2011 and June 30, 2010, respectively. Ineffectiveness of ($54) thousand, and $18 thousand was recorded in interest income during the six months ended June 30, 2011 and June 30, 2010, respectively. The full change in value of swaps was included in the assessment of hedge effectiveness.

ITEM 2.                Management’s Discussion and Analysis of Financial Condition and Results of Operations

In the following pages, Management discusses its analysis of the financial condition and results of operations for the second quarter of 2011 compared to the second quarter of 2010 and to the prior quarter (first quarter of 2011), as well as the six-month period ended June 30, 2011 compared to the same period in 2010. This discussion should be read in conjunction with the related consolidated financial statements in this Form 10-Q and with the audited consolidated financial statements and accompanying notes included in our 2010 Annual Report on Form 10-K. Average balances, including balances used in calculating certain financial ratios, are generally comprised of average daily balances.

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

Forward-looking statements are based on Management's current expectations regarding economic, legislative, and regulatory issues that may impact our earnings in future periods. A number of factors—many of which are beyond Management’s control—could cause future results to vary materially from current Management expectations. Such factors include, but are not limited to, estimated fair values related to the assets acquired and liabilities assumed of the former Charter Oak Bank; general economic conditions; the current financial downturn in the U.S. and abroad; changes in interest rates, deposit flows, real estate values and competition; changes in accounting principles, policies or guidelines; changes in legislation or regulation; and other economic, competitive, governmental, regulatory and technological factors affecting our operations, pricing, products and services. These and other important factors are detailed in the Risk Factors section of this report and our 2010 Form 10-K as filed with the SEC, copies of which are available from us at no charge. Forward-looking statements speak only as of the date they are made. We do not undertake to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made or to reflect the occurrence of unanticipated events.

Executive Summary

Our second quarter 2011 earnings of $3.4 million were up 3% from $3.3 million in the second quarter of 2010 and down 24% from $4.5 million in the first quarter of 2011. Diluted earnings per share were $0.64, down $0.20 from the first quarter of 2011 and up $0.01 from the same quarter a year ago.

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

The increases in year-to-date earnings over the same period last year primarily reflect the acquisition of loans of the former Charter Oak Bank and related accretion, as well as a reduction in the cost of deposits, partially offset by higher salaries and benefits, data processing costs and professional costs associated with the Acquisition.

Total loans reached $986.6 million at June 30, 2011, representing an increase of $45.2 million, or 4.8%, over December 31, 2010. This growth was significantly impacted by loans purchased as part of the Acquisition, partially offset by the successful resolution through payoffs of several high credit risk loans, as well as the prepayment of certain large credits in a low interest rate environment.

Non-performing loans decreased to $8.7 million or .88% of our loans at June 30, 2011, from $12.9 million, or 1.37% at December 31, 2010. PCI loans of $7.2 million at June 30, 2011 (excluding loans totaling $701 thousand that have experienced credit deterioration post-Acquisition) are excluded from the non-performing designation as their accretable yield interest recognition is independent from the underlying contractual loan delinquency status.

The provision for loan losses totaled $3.0 million in the second quarter of 2011, representing an increase of $1.7 million from the same quarter a year ago, and up $2.0 million from the first quarter of 2011. The provision for loan losses totaled $4.1 million and $2.9 million in the first half of 2011 and 2010, respectively. Net charge-offs in the second quarter of 2011 totaled $2.1 million compared to $225 thousand in the same quarter a year ago, and $372 thousand in the prior quarter. The increase to the provision for loan losses and net charge-offs primarily reflects the write-off of certain loans which were originated prior to the Acquisition, reflecting declines in the value of two unsecured commercial loans, as well as declines in the values of real estate collateral securing one problem commercial loan and one problem construction loan. The allowance for loan losses of $13.9 million totaled 1.41% of loans at June 30, 2011, compared to 1.25% and 1.34% at June 30, 2010 and March 31, 2011, respectively. The increases in the allowance for loan losses as a percentage of loans from both a year ago and a quarter ago reflect a higher level of specific reserves on impaired loans, including PCI loans.

Total deposits grew $123.2 million, or 12.1%, over December 31, 2010 to $1.1 billion. The higher level of deposits reflects growth in most deposit categories, except for CDARS® time deposits, which decreased $35.6 million. Demand deposits comprised 30.4% of total deposits at June 30, 2011. In addition, Management has strategically allowed the $9.0 million of internet deposits assumed as part of the Acquisition to run off.

The tax-equivalent net interest margin was 5.51% in the second quarter of 2011, compared to 5.44% in the first quarter of 2011 and 5.01% in the same quarter last year. The tax equivalent net interest margin was 5.48% and 5.00% in the first half of 2011 and 2010, respectively. The acquisition of the former Charter Oak Bank’s loans and related accretion contributed 69 basis points to the 2011 year-to-date net interest margin. The acquired non-credit impaired loans were initially measured and recorded at their estimated fair values at Acquisition date and are being accreted back to their unpaid principal balances over the remaining lives of the loans through interest income.

Non-interest income in the second quarter of 2011 totaled $1.6 million and remained relatively unchanged from the same period last year and from the prior quarter. Non-interest income for the first half of 2011 totaled $3.2 million, an increase of $326 thousand, or 11% from the first half of 2010. The increase relates to the pre-tax bargain purchase gain of $146 thousand from the Acquisition and higher Wealth Management and Trust Services fees.

Non-interest expense totaled $10.0 million in the second quarter of 2011, an increase of $1.4 million, or 16.4%, from the same quarter a year ago and an increased of $868 thousand, or 9.5%, from the prior quarter. Non-interest expense totaled $19.1 million and $16.8 million in the first half of 2011 and 2010, respectively, representing a 13.8% increase. The increases primarily reflect higher personnel costs associated with franchise expansion, as well as, higher professional costs and data processing costs associated with the Acquisition.  Bancorp incurred one-time Acquisition-related third-party costs of approximately $642 thousand in the second quarter of 2011 and $348 thousand in the first quarter of 2011. Bancorp does not expect to incur significant one-time Acquisition-related third-party costs going forward.

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

For our methodology on estimating the allowance for loan losses on acquired loans, refer to the section Acquired Loans below.

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

In conjunction with the Acquisition, we purchased certain loans with evidence of credit quality deterioration subsequent to their origination and for which it was probable, at acquisition, that we would be unable to collect all contractually required payments. Management has applied significant judgment in determining which loans are PCI loans. Evidence of credit quality deterioration as of the purchase date may include statistics such as past due and nonaccrual status, risk grades and recent loan-to-value percentages. Revolving credit agreements (e.g. home equity lines of credit and revolving commercial loans), if at the acquisition date the borrower had revolving privileges, are not considered PCI loans as cash flows can not be reasonably estimated.

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

If we have probable and significant increases in cash flows expected to be collected on PCI loans, we first reverse any previously established allowance for loan loss and then increase interest income as a prospective yield adjustment over the remaining life of the loans. The impact of changes in variable interest rates is recognized prospectively as adjustments to interest income. All PCI loans that were classified as nonperforming loans prior to Acquisition were no longer classified as nonperforming because, at Acquisition, we believed that we would fully collect the new carrying value of these loans. Subsequent to Acquisition, certain PCI loans have experienced credit deterioration and were classified as non-performing loans. Specific reserves for these loans have been reflected as an increase to the allowance for loan losses. It is important to note that judgment is required to classify PCI loans as performing or non-performing, and is dependent on having a reasonable expectation about the timing and amount of cash flows expected to be collected.

For the acquired loans not considered PCI loans, we elect to recognize the entire fair value discount accretion based on the acquired loan’s contractual cash flows using an effective interest rate method for term loans, and on a straight line basis to interest income for revolving lines, as the timing and amount of cash flows under revolving lines are not predictable. Subsequent to Acquisition, if the probable and estimable losses for non-PCI loans exceed the amount of the remaining unaccreted discount, the excess is established as an allowance for loan losses.

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

RESULTS OF OPERATIONS

Overview

Highlights of the financial results are presented in the following table:

	As of and for the three months ended			As of and for the six months ended
(dollars in thousands, except per share data; unaudited)	June 30, 2011	March 31, 2011	June 30, 2010	June 30, 2011	June 30, 2010
For the period:
Net income	$3,439	$4,509	$3,338	$7,948	$6,285
Net income per share
Basic	$0.65	$0.85	$0.64	$1.50	$1.20
Diluted	$0.64	$0.84	$0.63	$1.48	$1.19
Return on average equity	10.78%	14.74%	11.71%	12.72%	11.24%
Return on average assets	1.04%	1.44%	1.14%	1.23%	1.09%
Common stock dividend payout ratio	24.62%	18.82%	23.44%	21.33%	25.00%
Efficiency ratio	53.80%	52.24%	56.29%	53.04%	56.54%
At period end:
Book value per common share	$24.25	$23.64	$22.06	$24.25	$22.06
Total assets	$1,337,393	$1,290,699	$1,185,536	$1,337,393	$1,185,536
Total loans	$986,634	$978,950	$939,293	$986,634	$939,293
Total deposits	$1,138,906	$1,088,360	$999,178	$1,138,906	$999,178
Loan-to-deposit ratio	86.6%	89.9%	94.0%	86.6%	94.0%

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

Average Statements of Condition and Analysis of Net Interest Income

	Three months ended June 30, 2011			Three months ended March 31, 2011			Three months ended June 30, 2010
(in thousands, unaudited)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets
Interest-bearing due from banks (1)	$89,952	$56	0.25%	$62,374	$40	0.26%	$31,457	$28	0.35%
Investment securities
U.S. Government agencies (2)	117,057	745	2.55%	92,172	733	3.18%	96,255	885	3.68%
Corporate CMOs and other (2)	16,401	171	4.17%	15,872	111	2.80%	12,586	138	4.39%
Obligations of state and political subdivisions (3)	34,986	460	5.26%	34,900	460	5.27%	30,347	433	5.71%
Loans and banker's acceptances (1) (3) (4)	979,550	16,955	6.85%	979,674	15,988	6.53%	932,468	14,236	6.04%
Total interest-earning assets (1)	1,237,946	18,387	5.88%	1,184,992	17,332	5.85%	1,103,113	15,720	5.64%
Cash and non-interest-bearing due from banks	45,133			42,378			31,192
Bank premises and equipment, net	8,971			8,468			7,994
Interest receivable and other assets, net	38,391			31,400			30,807
Total assets	$1,330,441			$1,267,238			$1,173,106
Liabilities and Stockholders' Equity
Interest-bearing transaction accounts	$127,544	$48	0.15%	$115,067	$38	0.13%	$96,768	$26	0.11%
Savings accounts	69,357	25	0.14%	62,574	29	0.19%	50,954	27	0.21%
Money market accounts	395,159	341	0.35%	382,794	337	0.36%	386,755	729	0.76%
CDARS® time accounts	31,879	48	0.60%	54,432	94	0.70%	76,498	233	1.22%
Other time accounts	156,008	315	0.81%	157,631	358	0.92%	122,972	377	1.23%
FHLB fixed-rate advances	55,000	320	2.33%	58,934	316	2.17%	55,000	319	2.33%
Subordinated debenture (1)	5,000	37	2.93%	5,000	36	2.88%	5,000	37	2.93%
Total interest-bearing liabilities	839,947	1,134	0.54%	836,432	1,208	0.59%	793,947	1,748	0.88%
Demand accounts	346,469			298,075			256,211
Interest payable and other liabilities	16,062			8,635			8,622
Stockholders' equity	127,963			124,096			114,326
Total liabilities & stockholders' equity	$1,330,441			$1,267,238			$1,173,106
Tax-equivalent net interest income/margin (1)		$17,253	5.51%		$16,124	5.44%		$13,972	5.01%
Reported net interest income/margin (1)		$17,003	5.43%		$15,878	5.36%		$13,757	4.93%
Tax-equivalent net interest rate spread			5.34%			5.26%			4.76%

	Six months ended June 30, 2011			Six months ended June 30, 2010
(Dollars in thousands; unaudited)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets
Interest-bearing due from banks (1)	$76,240	$96	0.25%	$29,122	$50	0.34%
Investment securities
U.S. Government agencies (2)	104,683	1,478	2.82%	88,602	1,613	3.64%
Corporate CMOs and other (2)	16,138	282	3.49%	13,365	308	4.61%
Obligations of state and political subdivisions (3)	34,943	921	5.27%	30,365	870	5.73%
Loans and banker's acceptances (1) (3) (4)	979,611	32,943	6.69%	925,599	27,978	6.01%
Total interest-earning assets (1)	1,211,615	35,720	5.86%	1,087,053	30,819	5.64%
Cash and non-interest-bearing due from banks	43,763			33,233
Bank premises and equipment, net	8,721			7,985
Interest receivable and other assets, net	34,915			30,410
Total assets	$1,299,014			$1,158,681
Liabilities and Stockholders' Equity
Interest-bearing transaction accounts	$121,340	$86	0.14%	$93,714	$49	0.11%
Savings accounts	65,984	54	0.17%	49,768	52	0.21%
Money market accounts	389,011	678	0.35%	396,897	1,526	0.78%
CDARS® time accounts	43,093	142	0.66%	68,429	442	1.30%
Other time accounts	156,815	673	0.87%	117,984	731	1.25%
FHLB borrowings	56,956	636	2.25%	55,000	635	2.33%
Subordinated debenture (1)	5,000	73	2.90%	5,000	72	2.86%
Total interest-bearing liabilities	838,199	2,342	0.56%	786,792	3,507	0.90%
Demand accounts	322,406			250,694
Interest payable and other liabilities	12,369			8,427
Stockholders' equity	126,040			112,768
Total liabilities & stockholders' equity	$1,299,014			$1,158,681
Tax-equivalent net interest income/margin (1)		$33,378	5.48%		$27,312	5.00%
Reported net interest income/margin (1)		$32,881	5.40%		$26,885	4.92%
Tax-equivalent net interest rate spread			5.30%			4.74%

(1)Interest income/expense is divided by actual number of days in the period times 360 days to correspond to stated interest rate terms, where applicable.
(2)Yields on available-for-sale securities are calculated based on amortized cost balances rather than fair value, as changes in fair value are reflected asa component of stockholders' equity.
(3)Yields and interest income on tax-exempt securities and loans are presented on a taxable-equivalent basis using the Federal statutory rate of 35
(4)Average balances on loans outstanding include non-performing loans. The amortized portion of net loan origination fees is included in interest income onloans, representing an adjustment to the yield.

Second Quarter of 2011 Compared to Second Quarter of 2010

The tax-equivalent net interest margin increased to 5.51% in the second quarter of 2011, up fifty basis points from the second quarter of 2010. The increase in the net interest margin primarily reflects the FDIC-assisted acquisition of the former Charter Oak Bank, as well as a reduction in the cost of deposits, partially offset by a higher level of liquidity and a reduction in the yields on investment securities. The net interest spread increased fifty-eight basis points over the same period for the same reasons.

In the second quarter of 2011, three PCI loans paid off early where the payoff amounts exceeded the recorded investment by $1.2 million, which favorably impacted our net interest margin by thirty-nine basis points. Accretion on the acquired non-PCI loans contributed twenty-eight basis points to the net interest margin in the second quarter of 2011.

Total average interest-earning assets increased $134.8 million, or 12.2%, in the second quarter of 2011 compared to the second quarter of 2010. The increase primarily relates to an increase of $58.5 million in average interest-bearing due from banks, $47.1 million in average loans (mainly due to the Acquisition) and an increase of $29.3 million of average investment securities.

Market interest rates are, in part, based on the target Federal funds interest rate (the interest rate banks charge each other for short-term borrowings) implemented by the Federal Reserve Open Market Committee. In December of 2008, the target interest rate was brought to a historic low with a range of 0% to 0.25% where it remains as of June 30, 2011.

The average yield on interest-earning assets increased twenty-four basis points in the second quarter of 2011 compared to the second quarter of 2010. The yield on the loan portfolio, which comprised 79.1% and 84.5% of average interest-earning assets in the quarters ended June 30, 2011 and 2010, respectively, increased eighty-one basis points from the second quarter of 2010, primarily reflecting the effect of early payoffs on three PCI loans discussed above (forty-nine basis points), as well as the accretion on the acquired non-PCI loans (thirty-six basis points).  The decrease in yields on investment securities is mainly due to lower yields on recently purchased securities in this low interest rate environment and acceleration of the amortization of premiums on U.S. Government agency securities. In addition, we have experienced a shift in the relative composition of interest-earnings assets from higher-yielding loans to lower-yielding liquid assets.

The average balance of interest-bearing liabilities increased $46.0 million, or 5.8%, in the second quarter of 2011 compared to the same period a year ago, primarily due to $50.3 million of average interest-bearing deposit accounts related to the Acquisition.  The increase in average deposits reflects increases of $30.8 million in interest-bearing transaction accounts, $18.4 million in savings accounts and $8.4 million in money market accounts, partially offset by a decrease of $11.6 million in time deposits (including CDARS®). The mix of deposits reflects a shift towards demand accounts from money market and time accounts.

The rate on interest-bearing liabilities decreased thirty-four basis points in the second quarter of 2011 compared to the same quarter a year ago, primarily due to lower offered deposit rates. The rates on CDARS® time deposits, other time deposits, money market accounts, and savings accounts decreased sixty-two basis points, forty-two basis points, forty-one basis points and seven basis points, respectively, compared to the same quarter a year ago as offering rates were lowered and time deposits repriced downward.

Second Quarter of 2011 Compared to First Quarter of 2011

The tax equivalent net interest margin increased seven basis points from the prior quarter.  The increase in the net interest margin primarily reflects higher yields on loans, partially offset by a higher level of liquidity and a reduction in the yields on investment securities. The net interest spread increased eight basis points compared to the last quarter for the same reasons.

The early payoffs on three PCI loans (discussed above) favorably impacted our net interest margin by thirty-nine basis points in the second quarter of 2011. Accretion on the acquired non-PCI loans contributed twenty-eight basis points and forty-five basis points to the net interest margin in the second and first quarter of 2011, respectively.

Total average interest-earning assets increased $53.0 million, or 4.5%, in the second quarter of 2011 compared to the prior quarter, reflecting increases of $27.6 million in average interest-bearing due from banks and $25.5 in average investment securities.

The average yield on interest-earning assets increased three basis points in the second quarter of 2011 compared to the prior quarter. The loan portfolio comprised 79.1% and 82.7% of average interest-earning assets in the quarters ended June 30, 2011 and March 31, 2011, respectively. The yields on loans increased thirty-two basis points from the prior quarter, primarily reflecting the effect of early payoffs on three PCI loans discussed above (forty-nine basis points), partially offset by the impact of a lower level of accretion on the acquired non-PCI loans (thirty-six basis points in the second quarter of 2011 compared to fifty-four basis points in the first quarter of 2011). The decrease in yields on investment securities is mainly due to lower yields on recently purchased securities in this low interest rate environment and acceleration of the amortization of premiums on U.S. Government agency securities.  The average yield on interest-earning assets was also negatively impacted by the higher level of liquidity, as discussed above.

The average balance of interest-bearing liabilities increased $3.5 million, or 0.4%, in the second quarter of 2011 compared to the prior quarter. The increase in interest-bearing liabilities primarily reflects increases of $12.5 million in interest-bearing transaction accounts, $12.4 million in money market accounts and $6.8 million in savings accounts, partially offset by a decrease of $24.2 million in time deposits (including CDARS®). FHLB borrowings decreased by $3.9 million due to the maturity of five short-term FHLB fixed-rate advances that we acquired from the former Charter Oak Bank.

The shift in the mix of deposits reflects a slight decrease in the average balance of money market accounts to 35.1% of average deposits, down from 35.8% in the previous quarter. The average balance of demand accounts increased to 30.8% of average deposits, up from 27.8% of average deposits in the previous quarter. The average balance of NOW accounts increased to 11.3% of average deposits, up from 10.8% in the previous quarter.

The overall rate on interest-bearing liabilities decreased five basis points in the second quarter of 2011 compared to the prior quarter, primarily due to lower deposit rates on CDARS® time deposits and other time deposits. This decrease is partially offset by higher rates on FHLB fixed-rate advances as we paid-off five short-term FHLB fixed-rate advances in the first quarter of 2011 that we acquired in the Acquisition at lower interest rates, as well as a slightly higher rate on the subordinated debenture.

Six Months 2011 Compared to Six Months 2010

The tax-equivalent net interest margin increased to 5.48% in the first six months of 2011, up forty-eight basis points from the first six months of 2010.  The increase in the net interest margin primarily reflects the FDIC-assisted acquisition of the former Charter Oak Bank, as well as a reduction in the cost of deposits, partially offset by a reduction in the yields on investment securities and a higher level of liquidity.

Accretion on the acquired non-PCI loans contributed thirty-seven basis points to the year-to-date net interest margin.  The early payoffs on three PCI loans (discussed above) favorably impacted our net interest margin by twenty basis points in the first half of 2011.

Average interest-earning assets increased $124.6 million, or 11.5%, in the first half of 2011 compared to the first half of 2010. The increase primarily relates to an increase of $54.0 million in average loans (mainly due to the Acquisition), $47.1 million in average interest-bearing due from banks and an increase of $23.4 million of average investment securities.

The average yield on interest-earning assets increased twenty-two basis points in the first six months of 2011 compared to the same period a year ago, primarily due to a higher yield on loans, partially offset by the higher level of liquidity discussed previously and a reduction in the yields on investment securities.

The yield on the loan portfolio, which comprised 80.9% and 85.1% of average earning assets in the six months ended June 30, 2011 and 2010, respectively, increased sixty-eight basis points in the first half of 2011 compared to the first half of 2010, primarily reflecting the accretion on the acquired non-PCI loans (forty-five basis points), as well as the early payoffs on three PCI loans discussed above (twenty-five basis points).

The decrease in yields on investment securities is mainly due to lower yields on recently purchased securities in this low interest rate environment and acceleration of the amortization of premiums on U.S. Government agency and Corporate CMO securities. The yield on Corporate CMO’s and other securities decreased 112 basis points in the first half of 2011 from the same period a year ago, the yield on U.S. Government agency securities decreased eighty-two basis points, and the yield on obligations of state and political subdivisions decreased forty-six basis points.

The average balance of interest-bearing liabilities increased $51.4 million, or 6.5%, in the first half of 2011 compared to the first half of 2010. The increase in interest-bearing liabilities primarily reflects increases of $38.8 million in other time accounts, $27.6 million in interest-bearing transaction accounts, $16.2 million in savings accounts, partially offset by decreases of $25.3 million in CDARS® accounts and $7.9 million in money market accounts. The mix of deposits reflects a shift towards demand accounts from money market and time accounts.

Average FHLB borrowings increased by $2.0 million as we acquired five short-term FHLB fixed-rate advances in the Acquisition. These advances matured and were paid off in the first quarter of 2011.

The overall rate on interest-bearing liabilities decreased thirty-four basis points in the six months ended June 30, 2011 compared to the six months ended June 30, 2010, primarily due to lower deposit rates on CDARS® time deposits, other time deposits and money market accounts. This decrease is partially offset by a slightly higher rate on the subordinated debenture.

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

Our provision for loan losses totaled $3.0 million in the second quarter of 2011 and compared to $1.1 million in the first quarter of 2011 and $1.4 million in the second quarter of 2010, and totaled $4.1 million and $2.9 million for the first half of 2011 and 2010, respectively.  The increase to the provision for loan losses primarily reflects the write-off of two unsecured commercial loans, as well as declines in the values of real estate collateral securing one problem commercial loan and one problem construction loan.  A higher level of specific reserves on impaired loans also contributed to the increase in the provision for loan losses.

The allowance for loan losses as a percentage of loans was 1.41% at June 30, 2011 compared to 1.34% at March 31, 2011 and 1.32% at December 31, 2010. The increases in the allowance for loan losses as a percentage of loans from both a quarter ago and last year-end reflect a higher level of specific reserves on impaired loans, including purchased credit-impaired loans. The ratio of allowance for loan losses to non-accrual loans increased from 95.9% at December 31, 2010 to 160.1% at June 30, 2011, primarily due to a lower level of non-accrual loans, as well as a higher level of specific reserves on impaired loans. Impaired loan balances totaled $10.2 million, $10.6 million, and $14.1 million at June 30, 2011, March 31, 2011 and December 31, 2010, respectively, with a specific valuation allowance of $2.6 million, $1.9 million and $1.1 million, respectively.

Net charge-offs in the second quarter of 2011 totaled $2.1 million compared to $373 thousand in the first quarter of 2011, and $225 thousand in the second quarter of 2010. Net charge-offs totaled $2.5 million and $1.7 million in the first six months of 2011 and 2010, respectively. The majority of the increases in the three-month and six-month periods ended June 30, 2011 compared to the prior periods relate to charge-offs of the commercial loans discussed above. The percentage of net charge-offs to average loans was 0.22% in the second quarter of 2011, compared to 0.04% in the first quarter of 2011 and 0.02% in the second quarter of 2010, and totaled 0.26% and 0.19% in the first halves of 2011 and 2011, respectively.

Non-interest Income

The table below details the components of non-interest income.

				June 30, 2011 compared to March 31, 2011		June 30, 2011 compared to June 30, 2010
	Three months ended			Amount	Percent	Amount	Percent
(dollars in thousands; unaudited)	June 30, 2011	March 31, 2011	June 30, 2010	Increase (Decrease)	Increase (Decrease)	Increase (Decrease)	Increase (Decrease)

Service charges on deposit accounts	$468	$443	$463	$25	5.6%	$5	1.1%
Wealth Management and Trust Services	469	434	368	35	8.1%	101	27.4%
Other non-interest income
Earnings on Bank-owned life insurance	193	169	173	24	14.2%	20	11.6%
Customer banking fees and other charges	231	212	155	19	9.0%	76	49.0%
Pre-tax bargain purchase gain	-	147	-	(147)	NM	-	NM
Other income	220	194	346	26	13.4%	(126)	(36.4%)
Total other non-interest income	644	722	674	(78)	(10.8%)	(30)	(4.5%)
Total non-interest income	$1,581	$1,599	$1,505	$(18)	(1.1%)	$76	5.0%

	Six months ended		Amount	Percent
(dollars in thousands; unaudited)	June 30, 2011	June 30, 2010	Increase (Decrease)	Increase (Decrease)

Service charges on deposit accounts	$911	$909	$2	0.2%
Wealth Management and Trust Services	903	763	140	18.3%
Other non-interest income
Earnings on Bank-owned life insurance	362	343	19	5.5%
Customer banking fees and other charges	443	282	161	57.1%
Pre-tax bargain purchase gain	147	-	NM	NM
Other income	414	557	(143)	(25.7%)
Total other non-interest income	1,366	1,182	184	15.6%
Total non-interest income	$3,180	$2,854	$326	11.4%

Non-interest income in the second quarter of 2011 totaled $1.6 million and remained relatively unchanged from the same period last year and from the prior quarter. Non-interest income for the first half of 2011 totaled $3.2 million, an increase of $326 thousand, or 11% from the first half of 2010. The increase relates to the pre-tax bargain purchase gain of $147 thousand from the Acquisition and higher Wealth Management and Trust Services (“WMTS”) fees.

The increase in service charges on deposit accounts when compared to the prior quarter is due to increase in nonsufficient fund fees related to a higher volume of activity.   Service charges remain relatively unchanged when compared to the same quarter a year ago.

The increase in WMTS income, when compared to last quarter, is due to higher estate settlement fees and higher rates charged on corporate trust-related services. When compared to the same quarter a year ago, WMTS income increased due to an increase in assets under management, as well as higher estate settlement and trust-related service fees.  As of June 30, 2011, March 31, 2011 and June 30, 2010, assets under management totaled approximately $264.9 million, $263.3 million and $230.2 million, respectively.

The increases in bank-owned life insurance (“BOLI”) income in the three-month and six-month periods ended June 30, 2011 compared to the prior periods are due to additional income earned on $2.5 million in new policies purchased in late March 2011.

The increases in customer banking fees and other charges in the three-month and six-month periods ended June 30, 2011 compared to the prior periods, are primarily due to higher Visa® debit card fees, attributable to a higher volume of Visa® debit card usage. In June 2011, the Federal Reserve finalized a new regulation to restrict interchange fees charged for debit card transactions by banks with more than $10 billion in assets. Although we are exempt under the new rule, market pricing of the interchange fees may drive these revenues down.  The effect on market pricing, if any, may take time to realize. Therefore, we cannot quantify the ultimate impact of this rule on such interchange fees.

Non-interest Expense

The table below details the components of non-interest expense.

				June 30, 2011 compared to March 31, 2011		June 30, 2011 compared to June 30 2010
	Three months ended			Amount	Percent	Amount	Percent
(dollars in thousands; unaudited)	June 30, 2011	March 31, 2011	June 30, 2010	Increase (Decrease)	Increase (Decrease)	Increase (Decrease)	Increase (Decrease)
Salaries and related benefits	$5,220	$4,929	$4,561	$291	5.9%	$659	14.4%
Occupancy and equipment	1,093	907	914	186	20.5%	179	19.6%
Depreciation & amortization	314	308	360	6	1.9%	(46)	(12.8%)
FDIC insurance	214	387	375	(173)	(44.7%)	(161)	(42.9%)
Data processing costs	909	582	485	327	56.2%	424	87.4%
Professional services	740	733	454	7	1.0%	286	63.0%
Other non-interest expense
Advertising	100	86	140	14	16.3%	(40)	(28.6%)
Director expense	117	118	121	(1)	(0.8%)	(4)	(3.3%)
Other expense	1,291	1,080	1,181	211	19.5%	110	9.3%
Total other non-interest expense	1,508	1,284	1,442	224	17.4%	66	4.6%
Total non-interest expense	$9,998	$9,130	$8,591	$868	9.5%	$1,407	16.4%

	Six months ended		Amount	Percent
(dollars in thousands; unaudited)	June 30, 2011	June 30, 2010	Increase (Decrease)	Increase (Decrease)
Salaries and related benefits	$10,149	$9,167	$982	10.7%
Occupancy and equipment	2,000	1,812	188	10.4%
Depreciation and amortization	622	698	(76)	(10.9%)
FDIC insurance	601	737	(136)	(18.5%)
Data processing costs	1,491	931	560	60.2%
Professional services	1,473	886	587	66.3%
Other non-interest expense
Advertising	186	184	2	1.1%
Director expense	235	240	(5)	(2.1%)
Other expense	2,371	2,158	213	9.9%
Total other non-interest expense	2,792	2,582	210	8.1%
Total non-interest expense	$19,128	$16,813	$2,315	13.8%

The increase in salaries and benefit expenses when compared to the same quarter last year and the previous quarter primarily reflected higher personnel costs associated with franchise expansion. The number of full-time equivalent employees (“FTE”) totaled 236, 229 and 198 at June 30, 2011, March 31, 2011 and June 30, 2010, respectively.

The increases in occupancy and equipment expenses in the three-month and six-month periods ended June 30, 2011 compared to the prior periods are primarily due to higher rent expenses associated with our franchise expansion to Napa and Sonoma counties.

The decrease in depreciation and amortization expenses compared to the same quarter last year is mainly due to accelerated amortization of leasehold improvements in the second quarter of 2010 on our Corte Madera branch, which was relocated in July 2010. Depreciation and amortization expenses remained relatively consistent compared to the prior quarter. The decrease in depreciation and amortization expenses in the first six months of 2011, compared to the first six months of 2010, is attributable to certain assets, including leasehold improvements on our old Corte Madera branch, being fully depreciated as discussed above.

The decreases in FDIC insurance expenses compared to the same quarter a year ago and the prior quarter primarily reflect the revision to the FDIC insurance assessment base. On February 7, 2010, as required by the Dodd-Frank Act, the FDIC approved a rule that changes the FDIC insurance assessment base from adjusted domestic deposits to a bank’s average consolidated total assets minus average tangible equity, defined as Tier 1 capital. While the new rule expands the assessment base, it lowers assessment rates to between 2.5 and 9 basis points on the broader base for banks in the lowest risk category. The change was effective the beginning of the second quarter of 2011 and will be paid at the end of September 2011 upon receipt of the FDIC assessment invoice. Since we have a solid core deposit base and do not rely heavily on borrowings and brokered deposits, the benefit of the lower assessment rate  significantly outweighed the effect of a wider assessment base.

The decrease in FDIC insurance from the same quarter last year also reflects the expiration of the FDIC Transaction Account Guarantee Program on December 31, 2010, which provided unlimited insurance coverage on non-interest-bearing transaction accounts. We paid a 15 basis point surcharge per $100 covered balances in excess of $250 thousand from January to December 2010.  When comparing the first six months of 2011 to the first six months of 2010, the decrease in FDIC insurance is primarily due to the revision to the FDIC insurance assessment base as mentioned above.

The increase in data processing expenses from the prior quarter primarily reflect one-time system conversion and integration costs related to the Acquisition. Besides the one-time system conversion and integration costs incurred in the second quarter of 2011, the increases in data processing costs from the quarter and six-month period a year ago also reflects a higher volume of data processing associated with franchise expansion.

The increases in professional service expenses in the second quarter and first six-months of 2011 compared to the same periods a year ago are primarily attributable to additional expenses associated with the Acquisition. Additionally, we incurred more legal fees related to loan workouts in the second quarter and the first six months of 2011 than in the comparable periods a year ago.

The fluctuation in advertising expenses from the prior quarter and from the same quarter a year ago is primarily due to the timing of our various bank advertising programs.

Director fees remained relatively unchanged compared to the same quarter last year and the prior quarter.

Other expenses increased from the prior quarter and the same quarter last year as we wrote off certain facility and network fixed assets that we purchased from the FDIC related to the Acquisition settlement in the second quarter of 2011.  When comparing the first six months of 2011 to the first six months of 2010, the increase in other expenses is also attributable to higher miscellaneous expenses.

Provision for Income Taxes

We reported a provision for income taxes of $2.1 million, $2.8 million, and $2.0 million for the quarters ended June 30, 2011, March 31, 2011, and June 30, 2010, respectively. The effective tax rates were 38.4%, 38.2% and 37.3%, respectively, for those same periods. The provision for income taxes was $4.9 million and $3.7 million for the first six months ended June 30, 2011 and 2010, respectively. These provisions reflect accruals for taxes at the applicable rates for federal income tax and California franchise tax based upon reported pre-tax income, adjusted for the effect of all permanent differences between income for tax and financial reporting purposes (such as earnings on qualified municipal securities, Bank-owned life insurance policies and certain federal tax-exempt loans). Therefore, there are normal fluctuations in the effective rate from period to period based on the relationship of net permanent differences to income before tax. We have not been subject to an alternative minimum tax during these periods.

Bancorp and the Bank have entered into a tax allocation agreement which provides that income taxes shall be allocated between the parties on a separate entity basis. The intent of this agreement is that each member of the consolidated group will incur no greater tax liability than it would have incurred on a stand-alone basis.

FINANCIAL CONDITION

Summary

During the first six months of 2011, total assets increased $129.2 million, or 11% to $1.3 billion from December 31, 2010. This increase in assets primarily reflects an increase in investment securities of $56.3 million, an increase in net loans of $43.7 million, and an increase in cash and cash equivalents of $24.9 million. Total loans reached $986.6 million at June 30, 2011, representing an increase of $45.2 million, or 4.8%, over December 31, 2011. This growth reflected the loans purchased as part of the Acquisition, partially offset by the successful resolution through payoffs of several high credit risk loans, as well as the prepayment of certain large credits in a low interest rate environment. Further, we have experienced a modest level of loan originations this year, in line with reduced market demand and strong competition for quality loans. The following table presents the composition of our loans outstanding by type:

Loans Outstanding
(Dollars in thousands; June 30, 2011 unaudited)	June 30, 2011	December 31, 2010
Commercial loans	$177,255	$153,836
Real estate
Commercial owner-occupied	164,990	142,590
Commercial investor	390,549	383,553
Construction	66,504	77,619
Home equity	95,212	86,932
Other residential1	66,886	69,991
Installment and other consumer loans	25,238	26,879
Total loans	986,634	941,400
Allowance for loan losses	(13,920)	(12,392)
Total net loans	$972,714	$929,008

1Our residential loan portfolio includes no sub-prime loans, nor is it our normal practice to underwrite loans commonly referred to as "Alt-A mortgages", the characteristics of which are loans lacking full documentation, borrowers having low FICO scores or collateral compositions reflecting high loan-to-value ratios. However, substantially all of our residential loans are indexed to Treasury Constant Maturity Rates and have provisions to reset five years after their origination dates.

Impaired and non-performing loans exclude purchased credit-impaired loans, unless credit deterioration has occurred post-acquisition.  Purchased credit impaired loans total $7.9 million at June 30, 2011, including loans totaling $701 thousand that have experienced post-acquisition credit deterioration.  As of June 30, 2011, there were fifty impaired loans totaling $10.2 million, compared to forty impaired loans totaling $14.1 million at December 31, 2010, which included troubled-debt restructured loans totaling $1.6 million and $1.2 million at June 30, 2011 and December 31, 2010, respectively.  Impaired loans included thirty-eight non-accrual loans totaling $8.7 million at June 30, 2011, compared to twenty-eight non-accrual loans totaling $12.9 million at December 31, 2010.  Accruing loans past due 30-89 days increased from $352 thousand at December 31, 2010 and $21.9 million at March 31, 2011 to $763 thousand at June 30, 2011. The decrease in past due loans from last quarter-end relates to $21.1 million of past due loans that have become current or paid off.

Our investment securities portfolio increased $56.3 million in the first six months of 2011, primarily due to purchases of $76.5 million of securities (primarily U.S. agency securities), partially offset by $20.2 million of pay-downs and maturities of available-for-sale securities. Investment securities in our portfolio that may be backed by mortgages having sub-prime or Alt-A features (certain corporate CMOs) represent 2.9% of our total investment portfolio.

At June 30, 2011, other assets included BOLI of $21.2 million, compared to $18.3 million at December 31, 2010. Other assets also include net deferred tax assets of $5.9 million and $6.6 million at June 30, 2011 and December 31, 2010, respectively. These deferred tax assets consist primarily of tax benefits expected to be realized in future periods related to temporary differences for the allowance for loan losses, depreciation, leases and deferred compensation. Management believes these assets to be realizable due to our consistent record of earnings and the expectation that earnings will continue at a level adequate to realize such benefits.

During the first six months of 2011, total liabilities increased $122.1 million to $1.2 billion. The increase in total liabilities was primarily due to an increase in deposits of $123.2 million, primarily reflecting the impact of the Acquisition, as well as growth in our core markets. The higher level of deposits reflects growth in most deposit categories, except for CDARS® time deposits, which decreased $35.6 million. As the FDIC permanently increased the deposit insurance coverage limit and the public concern for safety and soundness of banks eased, it appears that the CDARS® time deposits are a less attractive deposit option demand deposits comprised 30.4% of total deposits at June 30, 2011, compared to 27.8% at December 31, 2010. In addition, Management has strategically allowed the $9.0 million internet deposits assumed as part of the Acquisition to run off.

Stockholders’ equity increased $7.1 million to $129.1 million during the first six months of 2011. The increase in stockholders’ equity primarily reflects the net income accumulated during the period, partially offset by cash dividends to shareholders.

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

The Bank’s and Bancorp’s capital adequacy ratios as of June 30, 2011 and December 31, 2010 are presented in the following table.

Capital Ratios for Bancorp
(in thousands; June 30, 2011 unaudited)	Actual Ratio		Ratio for Capital Adequacy Purposes
As of June 30, 2011	Amount	Ratio	Amount	Ratio
Total Capital (to risk-weighted assets)	$145,816	13.01%	≥$ 89,668	≥ 8.00%
Tier 1 Capital (to risk-weighted assets)	$126,800	11.31%	≥$44,834	≥ 4.00%
Tier 1 Capital (to average assets)	$126,800	9.58%	≥$52,961	≥ 4.00%

As of December 31, 2010
Total Capital (to risk-weighted assets)	$138,545	13.34%	≥$83,068	≥ 8.00%
Tier 1 Capital (to risk-weighted assets)	$120,375	11.59%	≥$41,534	≥ 4.00%
Tier 1 Capital (to average assets)	$120,375	9.91%	≥$48,566	≥ 4.00%

Capital Ratios for the Bank					Ratio to be Well Capitalized under
(in thousands; June 30, 2011 unaudited)	Actual Ratio		Ratio for Capital Adequacy Purposes		Prompt Corrective Action Provisions
As of June 30, 2011	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk-weighted assets)	$141,020	12.57%	≥$89,724	≥ 8.00%	≥$112,154	≥ 10.00%
Tier 1 Capital (to risk-weighted assets)	$121,995	10.88%	≥$44,862	≥ 4.00%	≥$67,293	≥ 6.00%
Tier 1 Capital (to average assets)	$121,995	9.21%	≥$52,961	≥ 4.00%	≥$66,201	≥ 5.00%

As of December 31, 2010
Total Capital (to risk-weighted assets)	$131,817	12.70%	≥$83,067	≥ 8.00%	≥$103,834	≥ 10.00%
Tier 1 Capital (to risk-weighted assets)	$113,647	10.95%	≥$41,533	≥ 4.00%	≥$62,300	≥ 6.00%
Tier 1 Capital (to average assets)	$113,647	9.36%	≥$48,566	≥ 4.00%	≥$60,708	≥ 5.00%

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

As presented in the accompanying unaudited consolidated statements of cash flows, the sources of liquidity vary between periods. Our cash and cash equivalents at June 30, 2011 totaled $110.2 million, an increase of $25.0 million over December 31, 2010. The primary sources of funds during the first six months of 2011 included $44.0 million of cash received from the Acquisition, $29.1 million increase in net deposits, $20.2 million in pay-downs and maturities of investment securities $16.2 million in loan principal collections (net of origination), and $11.1 million net cash provided by operating activities. The primary uses of funds were a $76.5 million in investment securities purchases, and $13.5 million in repayment of FHLB borrowings.

At June 30, 2011, our cash and cash equivalents and unpledged available-for-sale securities with estimated maturities within one year totaled $116.3 million. The remainder of the unpledged available for sale securities portfolio of $141.2 million provides additional liquidity. Taken together, these liquid assets equaled 19.3% of our assets at June 30, 2011, compared to 15.1% at December 31, 2010. The increased liquidity at June 30, 2011 was primarily due to cash received from the Acquisition, as well as the overall growth in net deposits.

We anticipate that cash and cash equivalents on hand and other sources of funds will provide adequate liquidity for our operating, investing and financing needs and our regulatory liquidity requirements for the foreseeable future. Management monitors our liquidity position daily, balancing loan funding/payments with changes in deposit activity and overnight investments. Our emphasis on local deposits combined with our 9.6% equity to assets ratio, provides a very stable funding base. In addition to cash and cash equivalents, we have substantial additional borrowing capacity including unsecured lines of credit totaling $77.0 million with correspondent banks.  Further, we have pledged a certain residential loan portfolio that increased our borrowing capacity with the FRB, which totaled $43.7million at June 30, 2011.  As of June 30, 2011, there is no debt outstanding to correspondent banks or the FRB. We are also a member of the FHLB and have a line of credit (secured under terms of a blanket collateral agreement by a pledge of essentially all of our financial assets) in the amount of $243.5 million, of which $188.5 million was available at June 30, 2011. Borrowings under the line are limited to eligible collateral. The interest rates on overnight borrowings with both correspondent banks and the FHLB are determined daily and generally approximate the Federal Funds target rate.

Undisbursed loan commitments, which are not reflected on the consolidated statements of condition, totaled $268.4 million at June 30, 2011 at rates ranging from 1.91% to 18.00%. This amount included $146.9 million under commercial lines of credit (these commitments are contingent upon customers maintaining specific credit standards), $78.4 million under revolving home equity lines, $17.9 million under undisbursed construction loans, $16.0 million under standby letters of credit, and a remaining $9.2 million under personal and other lines of credit.
These commitments, to the extent used, are expected to be funded primarily through the repayment of existing loans, deposit growth and existing balance sheet liquidity. Over the next twelve months $151.4 million of time deposits will mature. We expect these funds to be replaced with new time deposits.

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

Since 2009, there has been no change to the Federal funds target rate, which has been kept at a historic low level of 0-0.25%. The Bank currently has low interest rate risk and is slightly asset sensitive in a rising rate environment. During the first six months of 2011, the Bank’s asset sensitivity increased from the rise in liquidity and variable rate loans. That increase in asset sensitivity was partially offset by the increase in investment securities and interest bearing transaction, savings and money market deposit accounts. Due to loans with interest rates on floors, however, we expect a lag in the upward re-pricing of loans when market rates begin to move up. We have mitigated earnings sensitivity to a certain extent through the procurement of fixed-rate borrowings from the FHLB. Also refer to “Market Risk Management” in our 2010 Annual Report on Form 10-K.

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

ITEM 2      Unregistered Sales of Equity Securities and Use of Proceeds

We did not have any unregistered sales of our equity securities during the three months ended June 30, 2011.

ITEM 3      Defaults Upon Senior Securities

None.

ITEM 4      [Removed and Reserved]

ITEM 5      Other Information

None.

ITEM 6      Exhibits

 The following exhibits are filed as part of this report or hereby incorporated by references to filings previously made with the SEC

Exhibit		Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
2.01	Modified Whole Bank Purchase and Assumption Agreement dated February 18, 2011 among Federal Deposit Insurance Corporation, Receiver of Charter Oak Bank, Napa, California, Federal Deposit Insurance Corporation, and Bank of Marin	8-K	001-33572	99.2	February 28, 2011
3.01	Articles of Incorporation, as amended	10-Q	001-33572	3.01	November 7, 2007
3.02	Bylaws, as amended	10-Q	001-33572	3.02	May 9, 2011
4.01	Rights Agreement dated as of July 2, 2007	8-A12B	001-33572	4.1	July 2, 2007
4.02	Form of Warrant for Purchase of Shares of Common Stock, as amended	POS AM S-3	333-156782	4.4	April 29, 2009
10.01	2007 Employee Stock Purchase Plan	S-8	333-144810	4.1	July 24, 2007
10.02	1989 Stock Option Plan	S-8	333-144807	4.1	July 24, 2007
10.03	1999 Stock Option Plan	S-8	333-144808	4.1	July 24, 2007
10.04	2007 Equity Plan	S-8	333-144809	4.1	July 24, 2007
10.05	2010 Director Stock Plan	S-8	333-167639	4.1	June 21, 2010
10.06	Form of Indemnification Agreement for Directors and Executive Officers dated August 9, 2007	10-Q	001-33572	10.06	November 7, 2007
10.07	Form of Employment Agreement dated January 23, 2009	8-K	001-33572	10.1	January 26, 2009
10.08	2010 Director Stock Plan	S-8	333-167639	4.1	June 21, 2010
10.09	2010 Annual Individual Incentive Compensation Plan	8-K	001-33572	99.1	October 21, 2010
10.10
Salary Continuation Agreement with four executive officers, Russell Colombo, Chief Executive Officer, Christina Cook, Chief Financial Officer, Kevin Coonan, Chief Credit Officer, and Peter Pelham, Director of Retail Banking, dated January 1, 2011
		8-K	001-33572	10.1 10.2 10.3 10.4	January 6, 2011
10.11	2007 Form of Change in Control Agreement	8-K	001-33572	10.1	October 31, 2007
11.01	Earnings Per Share Computation - included in Note 1 to the Consolidated Financial Statements.					Filed
14.01	Code of Ethical Conduct	8-K	001-33572	14.01	January 26, 2008
31.01	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					Filed
31.02	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					Filed
32.01	Certification pursuant to 18 U.S.C. §1350 as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.					Furnished
101.01*	XBRL Interactive Data File					Furnished

*As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bank of Marin Bancorp
(registrant)

August 5, 2011	/s/ Russell A. Colombo
Date	Russell A. Colombo
President &
Chief Executive Officer
(Principal Executive Officer)

August 5, 2011	/s/ Christina J. Cook
Date	Christina J. Cook
Executive Vice President &
Chief Financial Officer
(Principal Financial Officer)

August 5, 2011	/s/ Cecilia Situ
Date	Cecilia Situ
First Vice President &
Controller
(Principal Accounting Officer)