Form 10-Q
period 2011-09-30
Bank of Marin Bancorp
filed 2011-11-08
CIK 1403475

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
Yes   ☐     No  ☒

As of October 31, 2011 there were 5,331,368 shares of common stock outstanding.

PART I       FINANCIAL INFORMATION

ITEM 1.  Financial Statements

BANK OF MARIN BANCORP CONSOLIDATED STATEMENTS OF CONDITION at September 30, 2011 and December 31, 2010

(in thousands, except share data; 2011 unaudited)	September 30, 2011	December 31, 2010

Assets
Cash and due from banks	$130,675	$65,724
Short-term investments	2,111	19,508
Cash and cash equivalents	132,786	85,232

Investment securities
Held to maturity, at amortized cost	39,077	34,917

Available for sale (at fair market value, amortized cost $156,531 and $109,070 at September 30, 2011 and December 31, 2010, respectively)	159,478	111,736
Total investment securities	198,555	146,653

Loans, net of allowance for loan losses of $13,224 and $12,392 at September 30, 2011 and December 31, 2010, respectively	979,419	929,008
Bank premises and equipment, net	9,624	8,419
Interest receivable and other assets	42,333	38,838

Total assets	$1,362,717	$1,208,150

Liabilities and Stockholders' Equity

Liabilities
Deposits
Non-interest bearing	$373,844	$282,195
Interest bearing
Transaction accounts	128,916	105,177
Savings accounts	74,392	56,760
Money market accounts	417,505	371,352
CDARS® time accounts	32,592	67,261
Other time accounts	149,276	132,994
Total deposits	1,176,525	1,015,739

Federal Home Loan Bank borrowings	35,000	55,000
Subordinated debenture	5,000	5,000
Interest payable and other liabilities	13,191	10,491

Total liabilities	1,229,716	1,086,230

Stockholders' Equity

Preferred stock, no par value, Authorized - 5,000,000 shares; none issued	---	---
Common stock, no par value, Authorized - 15,000,000 shares Issued and outstanding - 5,331,368 and 5,290,082 at September 30, 2011 and December 31, 2010, respectively	56,670	55,383
Retained earnings	74,622	64,991
Accumulated other comprehensive income, net	1,709	1,546

Total stockholders' equity	133,001	121,920

Total liabilities and stockholders' equity	$1,362,717	$1,208,150

The accompanying notes are an integral part of these consolidated financial statements.

BANK OF MARIN BANCORP
CONSOLIDATED STATEMENTS OF INCOME

	Three months ended			Nine months ended
(in thousands, except per share amounts; unaudited)	September 30, 2011	June 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010

Interest income
Interest and fees on loans	$15,567	$16,862	$14,296	$48,329	$42,146
Interest on investment securities
Securities of U.S. Government agencies	1,153	745	829	2,631	2,442
Obligations of state and political subdivisions	298	303	284	903	855
Corporate debt securities and other	151	171	144	433	452
Interest on Federal funds sold and short-term investments	56	56	48	152	98
Total interest income	17,225	18,137	15,601	52,448	45,993

Interest expense
Interest on interest bearing transaction accounts	35	48	32	121	81
Interest on savings accounts	21	25	27	75	79
Interest on money market accounts	326	341	602	1,004	2,128
Interest on CDARS® time accounts	50	48	221	192	663
Interest on other time accounts	305	315	391	978	1,122
Interest on borrowed funds	1,268	357	363	1,977	1,070
Total interest expense	2,005	1,134	1,636	4,347	5,143

Net interest income	15,220	17,003	13,965	48,101	40,850
Provision for loan losses	500	3,000	1,400	4,550	4,300
Net interest income after provision for loan losses	14,720	14,003	12,565	43,551	36,550

Non-interest income
Service charges on deposit accounts	478	468	446	1,389	1,355
Wealth Management and Trust Services	486	469	364	1,389	1,127
Other income	601	644	497	1,967	1,679
Total non-interest income	1,565	1,581	1,307	4,745	4,161

Non-interest expense
Salaries and related benefits	5,320	5,220	4,665	15,469	13,832
Occupancy and equipment	1,021	1,093	880	3,021	2,692
Depreciation and amortization	329	314	335	951	1,033
Federal Deposit Insurance Corporation insurance	189	214	388	790	1,125
Data processing	642	909	491	2,133	1,422
Professional services	465	740	550	1,938	1,436
Other expense	1,455	1,508	1,198	4,247	3,780
Total non-interest expense	9,421	9,998	8,507	28,549	25,320
Income before provision for income taxes	6,864	5,586	5,365	19,747	15,391

Provision for income taxes	2,631	2,147	2,006	7,566	5,747
Net income	$4,233	$3,439	$3,359	$12,181	$9,644

Net income per common share:
Basic	$0.80	$0.65	$0.64	$2.30	$1.84
Diluted	$0.79	$0.64	$0.63	$2.26	$1.82

Weighted average shares used to compute net income per common share:

Basic	5,310	5,300	5,241	5,298	5,231
Diluted	5,390	5,385	5,311	5,381	5,305

Dividends declared per common share	$0.16	$0.16	$0.15	$0.48	$0.45

The accompanying notes are an integral part of these consolidated financial statements.

BANK OF MARIN BANCORP
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
for the year ended December 31, 2010 and the nine months ended September 30, 2011

				Accumulated Other
(dollars in thousands; 2011 unaudited )	Preferred Stock	Common Stock		Retained	Comprehensive Income,
		Shares	Amount	Earnings	Net of Taxes	Total
Balance at December 31, 2009	---	5,229,529	$53,789	$54,644	$618	$109,051
Comprehensive income:
Net income	---	---	---	13,552	---	13,552
Other comprehensive income

Net change in unrealized gain on available for sale securities (net of tax effect of $672)	---	---	---	---	928	928
Comprehensive income	---	---	---	13,552	928	14,480
Stock options exercised	---	49,940	895	---	---	895
Excess tax benefit - stock-based compensation	---	---	132	---	---	132
Stock issued under employee stock purchase plan	---	563	17	---	---	17
Restricted stock granted	---	6,150	---	---	---	---
Restricted stock forfeited / cancelled	---	(2,320)	---	---	---	---
Stock-based compensation - stock options	---	---	241	---	---	241
Stock-based compensation - restricted stock	---	---	109	---	---	109
Cash dividends paid on common stock	---	---	---	(3,205)	---	(3,205)
Stock issued in payment of director fees	---	6,220	200	---	---	200
Balance at December 31, 2010	---	5,290,082	$55,383	$64,991	$1,546	$121,920
Comprehensive income:
Net income	---	---	---	12,181	---	12,181
Other comprehensive income
Net change in unrealized gain on available for sale securities (net of tax effect of $118)	---	---	---	---	163	163
Comprehensive income	---	---	---	12,181	163	12,344
Stock options exercised	---	29,504	651	---	---	651
Excess tax benefit - stock-based compensation	---	---	117	---	---	117
Stock issued under employee stock purchase plan	---	832	27	---	---	27
Restricted stock granted	---	5,675	---	---	---	---
Restricted stock forfeited	---	(315)	---	---	---	---
Stock-based compensation - stock options	---	---	186	---	---	186
Stock-based compensation - restricted stock	---	---	106	---	---	106
Cash dividends paid on common stock	---	---	---	(2,550)	---	(2,550)
Stock issued in payment of director fees	---	5,590	200	---	---	200
Balance at September 30, 2011	---	5,331,368	$56,670	$74,622	$1,709	$133,001

The accompanying notes are an integral part of these consolidated financial statements.

BANK OF MARIN BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the nine months ended September 30, 2011 and 2010

(in thousands, unaudited)	September 30, 2011	September 30, 2010

Cash Flows from Operating Activities:
Net income	$12,181	$9,644
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	4,550	4,300
Compensation expense--common stock for director fees	150	150
Stock-based compensation expense	292	332
Excess tax benefits from exercised stock options	(96)	(70)
Amortization of investment security premiums, net of accretion of discounts	984	848
Accretion of discount on acquired loans	(3,395)	---
Depreciation and amortization	951	1,033
Bargain purchase gain on acquisition, net of tax	(85)	---
Loss on sale of repossessed assets	36	6
Loss on disposal of premise and equipment	---	3
Net change in operating assets and liabilities:
Interest receivable	(67)	147
Interest payable	(47)	150
Deferred rent and other rent-related expenses	205	191
Other assets	1,306	(336)
Other liabilities	435	283
Total adjustments	5,219	7,037
Net cash provided by operating activities	17,400	16,681
Cash Flows from Investing Activities:
Proceeds from sale of furniture and equipment	18	---
Purchase of securities held-to-maturity	(5,566)	---
Purchase of securities available-for-sale	(91,151)	(36,370)
Proceeds from paydowns/maturity of:
Securities held-to-maturity	1,255	480
Securities available-for-sale	42,857	24,316
Loans originated and principal collected, net	11,710	(21,776)
Purchase of bank owned life insurance policies	(2,500)	---
Purchase of premises and equipment	(2,139)	(1,577)
Proceeds from sale of repossessed assets	199	158
Cash receipt from acquisition	44,042	---
Net cash used in investing activities	(1,275)	(34,769)

Cash Flows from Financing Activities:
Net increase in deposits	66,705	79,217
Proceeds from stock options exercised	651	244
Repayment of Federal Home Loan Bank borrowings	(33,500)	---
Cash dividends paid on common stock	(2,550)	(2,361)
Stock issued under employee stock purchase plan	27	12
Excess tax benefits from exercised stock options	96	70
Net cash provided by financing activities	31,429	77,182

Net increase in cash and cash equivalents	47,554	59,094
Cash and cash equivalents at beginning of period	85,232	38,660

Cash and cash equivalents at end of period	$132,786	$97,754

Supplemental disclosure of non-cash investing and financing activities:
Loans transferred to repossessed assets	$301	$210
Stock issued in payment of director fees	$200	$200
Acquisition:
Fair value of assets acquired	$107,763	---
Fair value of liabilities assumed	$107,678	---

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

Certain information and footnote disclosures presented in the annual consolidated financial statements are not included in the interim consolidated financial statements. Accordingly, the accompanying unaudited interim consolidated financial statements should be read in conjunction with our 2010 Annual Report on Form 10-K.  The results of operations for the three months and nine months ended September 30, 2011 are not necessarily indicative of the operating results for the full year.

The following table shows: 1) weighted average basic shares, 2) potential common shares related to stock options, non-vested restricted stock and stock warrant, and 3) weighted average diluted shares. Basic earnings per share (“EPS”) are calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding during each period. Diluted EPS are calculated using the weighted average diluted shares. The number of potential common shares included in quarterly diluted EPS is computed using the average market prices during the three months included in the reporting period. We have two forms of our outstanding common stock: common stock and unvested restricted stock awards. Holders of restricted stock awards receive non-forfeitable dividends at the same rate as common stockholders and they both share equally in undistributed earnings.

	Three months ended			Nine months ended
(in thousands, except per share data; unaudited)	September 30, 2011	June 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Weighted average basic shares outstanding	5,310	5,300	5,241	5,298	5,231

Add: Potential common shares related to stock options	40	43	42	42	46

Potential common shares related to non-vested restricted stock	3	3	3	4	3

Potential common shares related to warrant	37	39	25	37	25
Weighted average diluted shares outstanding	5,390	5,385	5,311	5,381	5,305

Net income available to common stockholders	$4,233	$3,439	$3,359	$12,181	$9,644

Basic EPS	$0.80	$0.65	$0.64	$2.30	$1.84
Diluted EPS	$0.79	$0.64	$0.63	$2.26	$1.82

Weighted average anti-dilutive shares not included in the calculation of diluted EPS
Stock options	74	73	175	69	164
Non-vested restricted stock	---	6	---	4	---
Total anti-dilutive shares	74	79	175	73	164

Note 2: Recently Issued Accounting Standards

In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-08 Intangibles – Goodwill and Other (Topic 350) Testing Goodwill for Impairment. The ASU simplifies how entities, both public and nonpublic, test goodwill for impairment. The amendments to Topic 350 permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carry amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. An entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. This ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. We do not expect this ASU to have a significant impact on our financial condition or results of operations.

In June 2011, the FASB issued ASU No. 2011-05 Comprehensive Income (Topic 220) Presentation of Comprehensive Income. The ASU improves the comparability, consistency, and transparency of financial reporting and increases the prominence of items reported in other comprehensive income. The amendments to Topic 220, Comprehensive Income, require entities to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Entities are no longer permitted to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. Any adjustments for items that are reclassified from other comprehensive income to net income are to be presented on the face of the entities’ financial statement regardless of the method of presentation for comprehensive income.  The amendments do not change items to be reported in comprehensive income or when an item of other comprehensive income must be reclassified to net income, nor do the amendments change the option to present the components of other comprehensive income either net of related tax effects or before related tax effects. ASU 2011-05 is effective for fiscal years, and interim periods beginning on or after December 15, 2011. However, on October 21, 2011, the FASB met and discussed the operational concerns of stakeholders about the presentation requirements for reclassification adjustments in ASU No. 2011-05, and decided that the specific requirement to present items that are reclassified from other comprehensive income to net income alongside their respective components of net income and other comprehensive income will be deferred. We do not expect this ASU to have an impact on our financial condition or results of operations as it affects presentation only.

In May 2011, the FASB issued ASU No. 2011-04 Fair Value Measurement (Topic 820) Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The ASU improves the comparability of fair value measurements presented and disclosed in accordance with U.S. generally accepted accounting principles (“GAAP”) and International Financial Reporting Standards (“IFRS”s) by changing the wording used to describe many of the requirements in U.S GAAP for measuring fair value and disclosure of information. The amendments to this ASU provide explanations on how to measure fair value but do not require any additional fair value measurements and do not establish valuation standards or affect valuation practices outside of financial reporting. The amendments clarify existing fair value measurements and disclosure requirements to include application of the highest and best use and valuation premises concepts; measuring fair value of an instrument classified in a reporting entity’s shareholders’ equity; and disclosure requirements regarding quantitative information about unobservable inputs categorized within Level 3 of the fair value hierarchy. In addition, clarification is provided for measuring the fair value of financial instruments that are managed in a portfolio and the application of premiums and discounts in a fair value measurement. For public entities, ASU 2011-04 is effective during interim and annual periods beginning after December 15, 2011. We do not expect this ASU to have a significant impact on our financial condition or results of operations.

In April 2011, the FASB issued ASU No. 2011-02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.  The ASU clarifies which loan modifications constitute troubled debt restructurings. It is intended to assist creditors in determining whether a modification of the terms of a receivable meets the criteria to be considered a troubled debt restructuring (“TDR”), both for purposes of recording an impairment loss and for disclosure of a TDR. In evaluating whether a restructuring constitutes a TDR, a creditor must separately conclude that both of the following exist: (a) the restructuring constitutes a concession; and (b) the debtor is experiencing financial difficulties. The amendments to ASU Topic 310, Receivables, clarify the guidance on a creditor’s evaluation of whether it has granted a concession and whether a debtor is experiencing financial difficulties. ASU No. 2011-02 is effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructurings occurring on or after the beginning of the fiscal year of adoption. We have adopted this ASU in the third quarter of 2011 and provided the applicable disclosure in Note 6 herein.

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

In FDIC-assisted transactions, only certain assets and liabilities are transferred to the acquirer and, depending on the nature and amount of the acquirer’s bid, the FDIC may be required to make a cash payment to the acquirer or the acquirer may be required to make payment to the FDIC.  We received cash totaling $32.6 million from the FDIC upon initial settlement of the transaction and recorded a receivable from the FDIC of $196 thousand, for consideration of the net liabilities assumed (i.e., the net difference between the liabilities assumed and the assets acquired). The $196 thousand receivable has been settled in August 2011.

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

The bargain purchase gain represents the excess of the estimated fair value of the assets acquired over the estimated fair value of the liabilities assumed.  We did not immediately acquire the banking facilities, including outstanding lease agreements, furniture, fixtures and equipment, as part of the P&A Agreement as of the acquisition date. We have since acquired all data processing equipment and the Napa branch fixed assets totaling $206 thousand, and renegotiated a new lease with the landlord. The smaller St. Helena branch acquired from Charter Oak Bank was closed effective April 29, 2011.

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

The following is a description of the methods used to determine the fair values of significant assets and liabilities at acquisition date presented above.

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

For purchased non-credit-impaired loans, prepayment rates were applied to the principal outstanding based on the following assumptions depending on type of loan:

●	For commercial and agriculture loans, a ten percent constant prepayment rate (“CPR”) was assumed based on current research associated with these loan types;
●	A one percent CPR was assumed for commercial real estate, construction and land loans as research data indicate limited prepayment activity over the life of these loans;
●	For single family residential loans, a twenty percent CPR was used, based on current research associated with these loan types;
●	For home equity lines of credit, a CPR of fifteen percent was assumed based on the refinance likelihood and other research; and,
●	For other consumer loans, a CPR of one and a half percent was used based on current capital markets research data for consumer unsecured credit.

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

Pro Forma Results of Operations

The contribution of the acquired operations of the former Charter Oak Bank to our results of operations for the period February 18 to September 30, 2011 is as follows: revenue of $7.5 million, expenses of $3.5 million (including a provision for loan losses of $1.0 million), resulting in income after income taxes of $2.5 million. These amounts include the bargain purchase gain, Acquisition-related third-party costs, accretion of the discount on the acquired loans, gains on payoff of Purchased Credit Impaired (“PCI”) loans and amortization of the fair value mark on time deposits and the core deposit intangible amortization. Charter Oak Bank’s results of operations prior to the acquisition date are not included in our operating results for 2011. The contribution discussed above excludes allocated overhead and allocated cost of funds.

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

Acquisition-related expenses are recognized as incurred and continue until all systems have been converted and operational functions become fully integrated. We incurred third-party acquisition-related expenses in the following line items in the consolidated statements of income for the three-month and nine-month periods ended September 30, 2011 as follows:

Acquisiton-related Expenses	Three months ended	Three months ended	Nine months ended
(in thousands)	September 30, 2011	June 30, 2011	September 30, 2011
Professional services	$-	$153	$457
Data processing	47	378	455
Other1	(37)	111	88
Total	$10	$642	$1,000

1Third-quarter 2011 expenses are offset by a $37 thousand final FDIC settlement reimbursement.

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

The following table summarizes our assets and liabilities that were required to be recorded at fair value on a recurring basis.

(in thousands) Description of Financial Instruments	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Balance at September 30, 2011 (unaudited):
Securities available for sale:

Mortgage-backed securities and collaterized mortgage obligations issued by U.S. government agencies	$116,602	$	---	$116,602	$	---
Debentures of government sponsored agencies	$25,092	$	---	$25,092	$	---
Corporate collateralized mortgage obligations	$17,784	$	---	$17,784	$	---

Derivative financial liabilities (interest rate contracts)	$4,415	$	---	$4,415	$	---

Balance at December 31, 2010:
Securities available for sale:

Mortgage-backed securities and collaterized mortgage obligations issued by U.S. government agencies	$95,258	$	---	$95,258	$	---
Corporate collateralized mortgage obligations	$15,870	$	---	$15,870	$	---
Equity securities	$608		$608	$-	$	---

Derivative financial liabilities (interest rate contracts)	$2,470	$	---	$2,470	$	---

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

Certain financial assets may be measured at fair value on a non-recurring basis. These assets are subject to fair value adjustments that result from the application of the lower of cost or fair value accounting or write-downs of individual assets, such as other real estate owned. For example, when a loan is identified as impaired, it is reported at the lower of cost or fair value, measured based on the loan's observable market price (Level 1), the present value of expected future cash flows discounted at a market-based interest rate for similar loans (Level 2), or the current appraised value of the underlying collateral securing the loan if the loan is collateral dependent (Level 3).  Securities held to maturity may be written down to fair value (determined using the same techniques discussed above for securities available for sale) as a result of an other-than-temporary impairment, if any.

The following table presents the carrying value of financial instruments by level within the fair value hierarchy as of September 30, 2011 and December 31, 2010, for which a non-recurring change in fair value has been recorded.

(in thousands) Description of Financial Instruments	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3) (a)	Losses for the three months ended September 30, 2011 (b)		Losses for the nine months ended September 30, 2011 (b)		Losses for the three months ended September 30, 2010 (b)		Losses for the nine months ended September 30, 2010 (b)
At September 30, 2011 (unaudited):
Impaired loans carried at fair value (c)	$4,354	$	---	$	---	$4,354		$674		$4,757		$1,502		$3,702
Other real estate owned	$151	$	---	$	---	$151	$	---	$	---	$	---	$	---

At December 31, 2010:
Impaired loans carried at fair value (c)	$8,635	$	---	$	---	$8,635

(a) Represents collateral-dependent loan principal balances that had been generally written down to the appraised value or estimated market value of the underlying collateral, net of specific valuation allowance of $925 thousand and $936 thousand at September 30, 2011 and December 31, 2010, respectively. The carrying value of loans fully charged-off, which includes unsecured lines of credit, overdrafts and all other loans, is zero.

(b) Represents net charge-offs during the period presented and the specific valuation allowance established on loans during the period.
(c) Represents the portion of impaired loans that have been written down to their estimated fair value.

Disclosures about Fair Value of Financial Instruments

The table below is a summary of fair value estimates for financial instruments as of September 30, 2011 and December 31, 2010, excluding financial instruments recorded at fair value on a recurring basis (summarized in a separate table). The carrying amounts in the following table are recorded in the statements of condition under the indicated captions. We have excluded non-financial assets and non-financial liabilities defined by the Codification (ASC 820-10-15-1A), such as Bank premises and equipment, deferred taxes and other liabilities.  In addition, we have not disclosed the fair value of financial instruments specifically excluded from disclosure requirements of the Financial Instruments Topic of the Codification (ASC 825-10-50-8), such as Bank-owned life insurance policies.

	September 30, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
(in thousands; 2011 amounts unaudited)	Amounts	Value	Amounts	Value
Financial assets
Cash and cash equivalents	$132,786	$132,786	$85,232	$85,232
Investment securities held to maturity	39,077	41,236	34,917	35,090
Loans, net	979,419	1,003,999	929,008	952,763
Interest receivable	4,274	4,274	4,207	4,207
Financial liabilities
Deposits	1,176,525	1,177,434	1,015,739	1,016,401
Federal Home Loan Bank borrowings	35,000	36,371	55,000	57,090
Subordinated debenture	5,000	4,885	5,000	4,994
Interest payable	367	367	414	414

Following is a description of methods and assumptions used to estimate the fair value of each class of financial instrument not recorded at fair value but required for disclosure purposes:

Cash and Cash Equivalents – The carrying amounts of cash and cash equivalents approximate their fair value because of the short-term nature of these instruments.

Held-to-maturity Securities - Held-to-maturity securities, which generally consist of obligations of state & political subdivisions, are recorded at their amortized cost. Their fair value for disclosure purposes is determined using methodologies similar to those described above for available-for-sale securities using Level 2 inputs. If Level 2 inputs are not available, we may utilize pricing models that incorporate unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities (Level 3).  As of September 30, 2011, we did not hold any securities whose fair value was measured using significant unobservable inputs.

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

(in thousands; September 30, 2011 unaudited)	September 30, 2011				December 31, 2010
	Amortized	Fair	Gross Unrealized		Amortized	Fair	Gross Unrealized
	Cost	Value	Gains	(Losses)	Cost	Value	Gains	(Losses)
Held-to-maturity
Obligations of state and political subdivisions	$39,077	$41,236	$2,203	$(44)	$34,917	$35,090	$666	$(493)

Available-for-sale
Securities of U. S. government agencies:
MBS pass-through securities issued by FNMA and FHLMC	27,645	28,749	1,104	---	16,119	16,424	419	(114)
CMOs issued by FNMA	11,294	11,740	446	---	12,770	13,236	466	---
CMOs issued by FHLMC	21,248	21,892	644	---	19,725	20,177	452	---
CMOs issued by GNMA	53,080	54,221	1,141	---	44,607	45,421	884	(70)
Debentures of government sponsored agencies	25,001	25,092	91	---	---	---	---	---
Corporate CMOs	18,263	17,784	135	(614)	15,849	15,870	185	(164)
Equity security	---	---	---	---	---	608	608	---
Total available for sale	156,531	159,478	3,561	(614)	109,070	111,736	3,014	(348)

Total investment securities	$195,608	$200,714	$5,764	$(658)	$143,987	$146,826	$3,680	$(841)

As a member bank of Visa U.S.A., we hold 16,939 shares of Visa Inc. Class B common stock at a zero cost basis.  These shares are restricted from resale until their conversion into Class A (voting) shares upon the termination of Visa Inc.’s covered litigation escrow account. The conversion rate will be determined upon the final resolution of the Visa Inc. covered litigation described in Note 13 to the Consolidated Financial Statements in our 2010 Form 10-K.  The stock was re-classified from available-for-sale securities to cost-basis accounting in March 2011 as the stock is still currently restricted from resale based on new information received from Visa Inc. Hence, the unrealized gain on the stock, net of tax, at December 31, 2010 was reversed from other comprehensive income. The fair value of the Class B common stock we own was $709 thousand and $608 thousand at September 30, 2011 and December 31, 2010, respectively, based on the Class A as-converted rate of 0.4881 and 0.5102, respectively.

The amortized cost and fair value of investment securities by contractual maturity at September 30, 2011 are shown below.  Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2011
	Held to Maturity		Available for Sale
(in thousands; unaudited)	Amortized Cost	Fair Value	Amortized Cost		Fair Value
Within one year	$3,028	$3,029	$	---	$	---
After one but within five years	7,666	7,950		23,442		23,637
After five years through ten years	20,923	22,483		17,255		17,512
After ten years	7,460	7,774		115,834		118,329
Total	$39,077	$41,236		$156,531		$159,478

At September 30, 2011, investment securities carried at $39.8 million were pledged with the State of California:  $39.1 million to secure public deposits in compliance with the Local Agency Security Program and $704 thousand to provide collateral for trust deposits. In addition, at September 30, 2011, investment securities carried at $1.1 million were pledged to collateralize an internal Wealth Management Services checking account and $5.9 million were pledged to collateralize interest rate swaps as discussed in Note 11.

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

Fifteen and twenty-nine investment securities were in unrealized loss positions at September 30, 2011 and December 31, 2010, respectively. They are summarized and classified according to the duration of the loss period as follows:

September 30, 2011	< 12 continuous months		> 12 continuous months		Total Securities in a loss position
(In thousands; unaudited)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss

Held-to-maturity Obligations of state & political subdivisions	$4,344	$(16)	$1,773	$(28)	$6,117	$(44)

Available-for-sale Securities of U.S. government agencies	---	---	---	---	---	---
Corporate CMOs	12,218	(614)	---	---	12,218	(614)
Total available for sale	12,218	(614)	-	-	12,218	(614)
Total temporarily impaired securities	$16,562	$(630)	$1,773	$(28)	$18,335	$(658)

December 31, 2010	< 12 continuous months		> 12 continuous months		Total Securities in a loss position
(In thousands)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss

Held-to-maturity Obligations of state & political subdivisions	$11,622	$(250)	$1,687	$(243)	$13,309	$(493)

Available-for-sale Securities of U.S. government agencies	12,888	(184)	---	---	12,888	(184)
Corporate CMOs	7,070	(164)	---	---	7,070	(164)
Total available for sale	19,958	(348)	---	---	19,958	(348)
Total temporarily impaired securities	$31,580	$(598)	$1,687	$(243)	$33,267	$(841)

The unrealized losses associated with debt securities of U.S. government agencies are primarily driven by changes in interest rates and not due to the credit quality of the securities. Further, securities backed by GNMA, FNMA, or FHLMC have the guarantee of the full faith and credit of the U.S. Federal Government. Obligations of U.S. states and political subdivisions in our portfolio are all investment grade without delinquency history. The security in a loss position for more than twelve continuous months relates to one debenture issued by a local subdivision with payments collected through property tax assessments in an affluent community. This security will continue to be monitored as part of our ongoing impairment analysis, but is expected to perform. As a result, we concluded that this security was not other-than-temporarily impaired at September 30, 2011.

The unrealized losses associated with corporate CMO’s are primarily related to securities backed by residential mortgages. Most of these securities were AAA rated by at least one major rating agency. We estimate loss projections for each security by assessing loans collateralizing the security and determining expected default rates and loss severities. Based upon our assessment of expected credit losses of each security given the performance of the underlying collateral and credit enhancements where applicable, we concluded that these securities were not other-than-temporarily impaired at September 30, 2011.

Securities Carried at Cost

As a member of the FHLB, we are required to maintain a minimum investment in the FHLB capital stock determined by the Board of Directors of the FHLB. The minimum investment requirements can also increase in the event we need to increase our borrowing capacity with the FHLB. Shares cannot be purchased or sold except between the FHLB and its members at its $100 per share par value.  We held $5.4 million and $5.0 million of FHLB stock recorded at cost in other assets at September 30, 2011 and December 31, 2010, respectively. On August 11, 2011, FHLB declared a cash dividend for the second quarter of 2011 at an annualized dividend rate of 0.26%.  Management expects to be able to redeem this stock at cost, and therefore does not believe the FHLB stock to be other-than-temporarily impaired.

Note 6:  Loans and Allowance for Loan Losses

Credit Quality of Loans

Outstanding loans by class and payment aging as of September 30, 2011 and December 31, 2010 are as follows:

Loan Aging Analysis by Class As of September 30, 2011 and December 31, 2010
(Dollars in thousands; September 30, 2011 unaudited)	Commercial	Commercial real estate, owner-occupied	Commercial real estate, investor	Construction	Home equity	Other residential 1	Installment and other consumer	Total
September 30, 2011
30-59 days past due	$922	$399	$330	$2,911	$195	$-	$32	$4,789
60-89 days past due	177	-	-	-	-	-	1	178
Greater than 90 days past due (non-accrual) 2	3,147	2,169	-	3,028	583	1,400	413	10,740
Total past due	4,246	2,568	330	5,939	778	1,400	446	15,707
Current	168,143	157,990	420,097	48,867	96,545	62,450	22,844	976,936
Total loans 3	$172,389	$160,558	$420,427	$54,806	$97,323	$63,850	$23,290	$992,643

Non-accrual loans to total loans	1.8%	1.4%	-	5.5%	0.6%	2.2%	1.8%	1.1%

December 31, 2010
30-59 days past due	$20	$-	$-	$-	$25	$-	$307	$352
60-89 days past due	-	-	-	-	-	-	-	-
Greater than 90 days past due (non-accrual) 2	2,486	632	-	9,297	-	148	362	12,925
Total past due	2,506	632	-	9,297	25	148	669	13,277
Current	151,330	141,958	383,553	68,322	86,907	69,843	26,210	928,123
Total loans 3	$153,836	$142,590	$383,553	$77,619	$86,932	$69,991	$26,879	$941,400

Non-accrual loans to total loans	1.6%	0.4%	-	12.0%	-	0.2%	1.3%	1.4%

1. Our residential loan portfolio includes no sub-prime loans, nor is it our normal practice to underwrite loans commonly referred to as "Alt-A mortgages", the characteristics of which are loans lacking full documentation, borrowers having low FICO scores or higher loan-to-value ratios.

2. September 30, 2011 amounts include $2.6 million PCI loans that have stopped accreting interest and exclude accreting PCI loans of $3.9 million, as their accretable yield interest recognition is independent from the underlying contractual loan delinquency status. There were no accruing loans past due more than 90 days at September 30, 2011 or December 31, 2010.

3. Amounts were net of deferred loan fees of $1.6 million and $2.8 million at September 30, 2011 and December 31, 2010, respectively.

Our commercial loans are generally made to established small to mid-sized businesses to provide financing for their working capital needs or acquisition of fixed assets.  Management examines historical, current and projected cash flows to determine the ability of the borrower to repay their obligations as agreed. Commercial loans are primarily made based on the identified cash flows of the borrower and secondarily on the underlying collateral. The cash flows of borrowers, however, may not occur as expected and the collateral securing these loans may fluctuate in value. Most commercial and industrial loans are secured by the assets being financed or other business assets such as accounts receivable or inventory and incorporate a personal guarantee; however, some short-term loans may be made on an unsecured basis. In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers. We target stable local businesses with strong guarantors that have proven to be more resilient in periods of economic stress.  Typically, the strong guarantors provide an additional source of repayment for our credit extensions.

Commercial real estate loans are subject to underwriting standards and processes similar to commercial loans discussed above. We underwrite these loans primarily as cash flow loans and secondarily as loans secured by real estate. Repayment of commercial real estate loans is largely dependent on the successful operation of the property securing the loan, or the business conducted on the property securing the loan. Underwriting standards for these loans typically meet a minimum debt coverage ratio of 1.20:1.00, and a loan-to-value of 65% or less. Furthermore, substantially all of our loans are guaranteed by the owners of the properties.  Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. In the event of a vacancy, strong guarantors have historically carried the loans until a replacement tenant can be found.  The owner’s substantial equity investment provides a strong economic incentive to continue to support the commercial real estate projects. As such, we experience nominal delinquencies in this portfolio.

Construction loans are generally made to developers and builders to finance land acquisition as well as the subsequent construction. These loans are underwritten after evaluating the borrower's financial strength, reputation, prior payment record and obtaining independent appraisal reviews. The construction industry can be severely impacted by several major factors, including: 1) the inherent volatility of real estate markets; 2) vulnerability to weather delays, labor, or material shortages and price hikes; and, 3) generally thin margins and tight cash flow. Estimates of construction costs and value associated with the complete project may be inaccurate. Construction loans often involve the disbursement of substantial funds with repayment substantially dependent on the success of the ultimate project.

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

Substandard - Inadequately protected by either the current sound worth and paying capacity of the obligor or the collateral pledged, if any. A Substandard asset has a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. Substandard assets are characterized by the distinct possibility that we will sustain some loss if such weaknesses or deficiencies are not corrected. Loss potential, while inherent in the aggregate substandard amount, does not necessarily exist in the individual assets classified “Substandard”. Well-defined weaknesses include adverse trends or developments of the borrower’s financial condition, managerial weaknesses and/or significant collateral deficiencies.

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

·
Generally, commercial borrowers with lines of credit are required to submit financial information with reporting intervals ranging from monthly to annually depending on credit size, risk and complexity.

·
Investor commercial real estate borrowers with loans greater than $2.5 million are required to submit rent rolls or property income statements at least annually. It has been our practice to obtain rent rolls or property income statements for loans $750 thousand or greater for the last two years.

·	Construction loans are monitored monthly, and assessed on an ongoing basis.
·	Home equity and other consumer loans are assessed based on delinquency.
·	Loans graded “Watch” or more severe, regardless of loan type, are assessed no less than quarterly.

The following table represents our analysis of loans by internally assigned grades, including the PCI loans, at September 30, 2011 and December 31, 2010:

Credit Quality Indicators As of September 30, 2011 and December 31, 2010
(Dollars in thousands; September 30, 2011 unaudited)	Commercial	Commercial real estate, owner-occupied	Commercial real estate, investor	Construction	Home equity	Other residential	Installment and other consumer	Purchased credit-impaired	Total

Credit Risk Profile by Internally Assigned Grade:
September 30, 2011
Pass	$142,911	$139,650	$408,939	$32,426	$93,316	$57,032	$22,221	$2,065	$898,560
Special Mention	8,705	10,971	3,148	2,681	230	2,016	-	151	27,902
Substandard	19,142	6,732	6,628	19,492	3,535	4,432	933	4,020	64,914
Doubtful	-	-	-	207	242	370	136	312	1,267
Total loans	$170,758	$157,353	$418,715	$54,806	$97,323	$63,850	$23,290	$6,548	$992,643

December 31, 2010
Pass	$120,428	$135,443	$369,976	$57,779	$84,830	$64,570	$26,280	$-	$859,306
Special Mention	17,009	454	330	10,253	447	-	-	-	28,493
Substandard	16,169	6,693	13,247	9,587	1,655	5,421	427	-	53,199
Doubtful	230	-	-	-	-	-	172	-	402
Total loans	$153,836	$142,590	$383,553	$77,619	$86,932	$69,991	$26,879	$-	$941,400

Troubled Debt Restructuring

Our loan portfolio includes certain loans that have been modified in a Troubled Debt Restructuring (“TDR”), where economic concessions have been granted to borrowers experiencing financial difficulties. These concessions typically result from our loss mitigation activities and could include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance or other actions. TDRs on nonaccrual status at the time of restructure may be returned to accruing status after considering the borrower’s sustained repayment performance for a reasonable period, generally six months.

When a loan is modified, management evaluates any possible impairment based on the present value of expected future cash flows, discounted at the contractual interest rate of the original loan agreement, except when the sole (remaining) source of repayment for the loan is the operation or liquidation of the collateral. In these cases management uses the current fair value of the collateral, less selling costs, instead of discounted cash flows. If management determines that the value of the modified loan is less than the recorded investment in the loan (net of previous charge-offs and unamortized premium or discount), impairment is recognized through a specific allowance or a charge-off of the loan.

As a result of adopting the amendments in ASU No. 2011-02 discussed in Note 2, Management reassessed all loan modifications that occurred on or after January 1, 2011 for potential identification as TDRs. Management has identified TDRs for which the related allowance for loan losses had previously been measured under the general allowance for loan losses methodology. Upon identifying those receivables as TDRs, they are newly considered as impaired under the guidance in ASC Section 310-10-35.  The amendments in ASU No. 2011-02 require prospective application of the impairment guidance in ASC Section 310-10-35 for those receivables newly identified as impaired. At the end of the first interim period of adoption (September 30, 2011), the recorded investment in receivables for which the allowance for loan losses had been previously measured under a general allowance for loan losses methodology and now considered impaired was $3.1 million, and the related specific allowance, based on a current evaluation of loss, was $11 thousand.

The table below, by loan class, presents the following information for all TDR loans as of September 30, 2011: number of contracts modified, the recorded investment in the loans prior to modification, and the recorded investment in the loans after the loans were restructured. Modifications generally involved reductions in the interest rate, payment extensions and forbearances. As of December 31, 2010, there were $1.2 million of TDR loans (mostly installment and other consumer loans which were performing). There were no TDRs within the last year that subsequently defaulted in the three-month and nine-month periods ended September 30, 2011.

	As of September 30, 2011
	Number of	Pre-Modification	Post-Modification
	Contracts	Outstanding Recorded	Outstanding Recorded
	Modified	Investment	Investment1
Troubled Debt Restructurings
Commercial	24	$6,081	$5,089
Commercial real estate, owner-occupied	2	1,366	1,403
Construction	2	817	814
Home equity	1	153	164
Other residential	2	848	848
Installment and other consumer	13	1,607	1,561
Total	44	$10,872	$9,879

1 Includes $5.1 million of TDR loans that were accruing interest as of September 30, 2011.

Impaired loan balances and their related allowance by major classes of loans

The table below summarizes information on impaired loans and their related allowance:

(Dollars in thousands; September 30, 2011 unaudited)	Commercial	Commercial real estate, owner-occupied		Commercial real estate, investor		Construction	Home equity		Other residential		Installment and other consumer	Total
September 30, 2011

Recorded investment in impaired loans:
With no specific allowance recorded	$2,945		$1,980	$	---	$2,794		$24		$609	$277	$8,629
With a specific allowance recorded	2,953		1,330		1,089	524		723		1,638	1,697	9,954
Total recorded investment in impaired loans	$5,898		$3,310		$1,089	$3,318		$747		$2,247	$1,974	$18,583
Unpaid principal balance of impaired loans:
With no specific allowance recorded	$6,040		$4,377	$	---	$5,571		$24		$609	$319	$16,940
With a specific allowance recorded	3,382		2,930		2,633	524		1,317		1,638	1,697	14,121
Total unpaid principal balance of impaired loans	$9,422		$7,307		2,633	$6,095		$1,341		$2,247	$2,016	$31,061

Specific allowance	$826		$197		$6	$207		$190		$389	$313	$2,128
Average recorded investment in impaired loans during the quarter ended September 30, 2011	6,121		4,229		355	3,115		1,077		267	500	15,664
Interest income recognized on impaired loans during the quarter ended September 30, 2011	14		---		---	---		2		40	5	61
Average recorded investment in impaired loans during the nine months ended September 30, 2011	3,999		1,979		120	6,083		437		185	504	13,307
Interest income recognized on impaired loans during the nine months ended September 30, 2011	62		---		---	---		10		40	14	126

December 31, 2010

Recorded investment in impaired loans:
With no specific allowance recorded	$959		$633	$	---	$8,742	$	---	$	---	$73	$10,407
With a specific allowance recorded	1,526		---	$	---	555		259		148	1,214	3,702
Total recorded investment in impaired loans	$2,485		$633	$	---	$9,297		$259		$148	$1,287	$14,109
Unpaid principal balance of impaired loans:
With no specific allowance recorded	$959		$689	$	---	$11,485	$	---	$	---	$115	$13,248
With a specific allowance recorded	2,570		---		---	555		259		148	1,214	4,746
Total recorded investment in impaired loans	$3,529		$689	$	---	$12,040		$259		$148	$1,329	$17,994

Specific allowance	$667	$	---	$	---	$3		$25		$93	$290	$1,078

Average recorded investment in impaired loans during the year ended December 31, 2010	1,326		3,086		---	6,326		191		39	1,212	12,180
Interest income recognized on impaired loans during the year ended December 31, 2010
	85		22		---	336		8		5	66	522

The gross interest income that would have been recorded had non-accrual loans been current totaled $178 thousand, $177 thousand and $253 thousand in the quarters ended September 30, 2011, June 30, 2011 and September 30, 2010, respectively, and totaled $575 thousand and $732 thousand for the first nine months of 2011 and 2010, respectively. PCI loans are excluded from the foregone interest data above as their accretable yield interest recognition is independent from the underlying contractual loan delinquency status. See page 25, “PCI Loans” for further discussion.

Management monitors delinquent loans continuously and identifies problem loans, generally loans graded substandard or worse, to be evaluated individually for impairment testing. Generally, we charge off our estimated losses related to specifically-identified impaired loans when it is deemed uncollectible. The charged-off portion of impaired loans outstanding at September 30, 2011 totaled approximately $2.0 million.  At September 30, 2011, there were no significant commitments to extend credit on impaired loans, including loans to borrowers whose terms have been modified in troubled debt restructurings.

The following table discloses loans by major portfolio category and activity in the ALLL for the three months and nine months ended September 30, 2011, as well as the related ALLL disaggregated by impairment evaluation method as of September 30, 2011 and December 31, 2010:

Allowance for Loan Losses and Recorded Investment in Loans

(Dollars in thousands; 2011 unaudited)	Commercial	Commercial real estate, owner-occupied	Commercial real estate, investor	Construction	Home equity	Other residential	Installment and other consumer	Unallocated	Total

For the three months ended September 30, 2011:

Allowance for loan losses:
Beginning balance	$4,091	$1,130	$4,088	$1,947	$802	$706	$890	$266	$13,920
Provision (reversal)	(392)	178	297	(108)	315	244	65	(99)	500
Charge-offs	(395)	(98)	-	(250)	(288)	-	(182)	-	(1,213)
Recoveries	4	-	-	9	-	-	4	-	17
Ending balance	$3,308	$1,210	$4,385	$1,598	$829	$950	$777	$167	$13,224

For the nine months ended September 30, 2011:

Allowance for loan losses:
Beginning balance	$3,114	$1,037	$4,134	$1,694	$643	$738	$835	$197	$12,392
Provision (reversal)	2,431	271	251	346	731	212	338	(30)	4,550
Charge-offs	(2,268)	(98)	-	(451)	(545)	-	(411)	-	(3,773)
Recoveries	31	-	-	9	-	-	15	-	55
Ending balance	$3,308	$1,210	$4,385	$1,598	$829	$950	$777	$167	$13,224

As of September 30, 2011:

Ending ALLL related to loans collectively evaluated for impairment	$2,482	$1,013	$4,379	$1,391	$639	$561	$464	$167	$11,096

Ending ALLL related to loans individually evaluated for impairment	$823	$3	$-	$207	$190	$389	$313	$-	$1,925

Ending ALLL related to purchased credit-impaired loans	$3	$194	$6	$-	$-	$-	$-	$-	$203

Loans outstanding:
Collectively evaluated for impairment	$165,993	$157,248	$418,715	$51,488	$96,576	$61,603	$21,316	$-	$972,939
Individually evaluated for impairment1	4,765	105	-	3,318	747	2,247	1,974	-	13,156
Purchased credit-impaired	1,631	3,205	1,712	-	-	-	-	-	6,548
Total	$172,389	$160,558	$420,427	$54,806	$97,323	$63,850	$23,290	$-	$992,643

Ratio of allowance for loan losses to total loans	1.92%	0.75%	1.04%	2.92%	0.85%	1.49%	3.34%	-	1.33%
Allowance for loan losses to non-accrual loans	105%	56%	NM	53%	142%	68%	188%	NM	123%

As of December 31, 2010:

Ending ALLL related to loans collectively evaluated for impairment	$2,447	$1,037	$4,134	$1,691	$618	$645	$545	$197	$11,314

Ending ALLL related to loans individually evaluated for impairment	$667	$-	$-	$3	$25	$93	$290	$-	$1,078

Loans outstanding:
Collectively evaluated for impairment	$151,351	$141,957	$383,553	$68,322	$86,673	$69,843	$25,592	$-	$927,291
Individually evaluated for impairment	2,485	633	-	9,297	259	148	1,287	-	14,109
Total	$153,836	$142,590	$383,553	$77,619	$86,932	$69,991	$26,879	$-	$941,400

Ratio of allowance for loan losses to total loans	2.02%	0.73%	1.08%	2.18%	0.74%	1.05%	3.11%	-	1.32%
Allowance for loan losses to non-accrual loans	125%	164%	NM	18%	NM	499%	231%	-	96%

1. Total excludes $2.6 million PCI loans that have experienced credit deterioration post-acquisition, which are included in the "Purchased credit-impaired" amount in the next line below.
NM: Not meaningful.

Activity in the allowance for loan losses for the three months and nine months ended September 30, 2010 follows:

	Three months ended	Nine months ended
(Dollars in thousands; unaudited)	September 30, 2010	September 30, 2010
Allowance for loan losses:
Beginning balance	$11,773	$10,618
Provision	1,400	4,300
Charge-offs	(1,159)	(2,947)
Recoveries	9	52
Ending balance	$12,023	$12,023

Average recorded investment in impaired loans during the period	$12,219	$12,142

		At September 30, 2010
Total loans outstanding, before deducting allowance for loan losses		$938,134

Ratio of allowance for loan losses to total loans		1.28%

Allowance for loan losses to non-accrual loans		113.33%

Non-accrual loans to total loans		1.13%

Purchased Credit-Impaired Loans

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

When the timing and/or amounts of expected cash flows on such loans are not reasonably estimable, no interest is accreted and the loan is reported as a nonperforming loan; otherwise, if the timing and amounts of expected cash flows for purchased credit-impaired loans are reasonably estimable, then interest is accreted and the loans are reported as performing loans. The initial estimated cash flows expected to be collected are updated each quarter based on current assumptions regarding default rates, loss severities, and other factors that are reflective of current market conditions. Probable decreases in expected cash flows after acquisition result in the recognition of impairment, which would be recorded as a specific allowance for loan losses or a charge-off to the allowance. Probable and significant increases in expected cash flows would first reverse any related allowance for loan losses and any remaining increases would be recognized prospectively as interest income over the estimated remaining lives of the loans. The impact of changes in variable interest rates is recognized prospectively as adjustments to interest income.

The non-accretable difference represents the difference between the undiscounted contractual cash flows and the undiscounted expected cash flows, and also reflects the estimated credit losses in the acquired loan portfolio at the acquisition date and can fluctuate due to changes in expected cash flows during the life of the PCI loans.

The following table reflects the outstanding balance and related carrying value of PCI loans as of the acquisition date (February 18, 2011) and September 30, 2011:

	February 18, 2011		September 30, 2011
	Unpaid		Unpaid
PCI Loans	principal	Carrying	principal	Carrying
(Dollars in thousands; unaudited)	balance	value	balance	value
Commercial	$10,860	$3,706	$4,473	$1,631
Commercial real estate	10,139	5,664	9,685	4,917
Total purchased credit-impaired loans	$20,999	$9,370	$14,158	$6,548

The activities in the accretable yield, or income expected to be earned, for PCI loans were as follows:

	Three months	Three months	Nine months
Accretable Yield	ended	ended	ended
(Dollars in thousands, unaudited)	September 30, 2011	June 30, 2011	September 30, 2011
Balance at beginning of period	$3,367	$1,787	$ ---
Additions	---	---	1,902
Removals 1	(323)	(6)	(368)
Accretion	(412)	(291)	(779)
Reclassifications (to)/from nonaccretable difference 2	1,533	1,877	3,410
Balance at end of period	$4,165	$3,367	$4,165

1 Represents the accretable difference that is relieved when a loan exits the PCI population due to payoff, full charge-off, or transfer to repossessed assets, etc.
2 Primarily relates to improvements in expected credit performance and changes in expected timing of cash flows.

Pledged Loans

Our FHLB line of credit is secured under terms of a blanket collateral agreement by a pledge of certain qualifying loans equal to the amount of our line of credit, which totaled $247.0 million and $241.1 million at September 30, 2011 and December 31, 2010, respectively, In addition, we pledge a certain residential loan portfolio, which totaled $42.5 million and $40.0 million at September 30, 2011 and December 31, 2010, respectively, to secure our borrowing capacity with the Federal Reserve Bank (“FRB”). Also see Note 8 below.

Note 7: Intangible Assets

The table below reflects our identifiable intangible asset arising from the Acquisition and accumulated amortization at September 30, 2011.

September 30, 2011
	Gross		Net
	Carrying	Accumulated	Carrying
(in thousands; unaudited)	Amount	Amortization	Amount
Core deposit intangible	$725	$(30)	$695

The core deposit intangible is being amortized on a straight-line basis over fifteen years and the estimated amortization expense is $42 thousand for the year ending December 31, 2011, $48 thousand each year ending December 31, 2012 through 2015 and $491 thousand thereafter.

Note 8: Borrowings

Federal Funds Purchased – We have unsecured lines of credit totaling $77.0 million with correspondent banks for overnight borrowings.  In general, interest rates on these lines approximate the Federal funds target rate. At September 30, 2011 and December 31, 2010, we had no overnight borrowings outstanding under these credit facilities.

Federal Home Loan Bank Borrowings – As of September 30, 2011 and December 31, 2010, we had lines of credit with the FHLB totaling $246.9 million and $219.2 million, respectively, based on eligible collateral of certain loans.  At September 30, 2011 and December 31, 2010, we had no FHLB overnight borrowings.

On February 5, 2008, we entered into a ten-year borrowing agreement under the same FHLB line of credit for $15.0 million at a fixed rate of 2.07%, which remained outstanding at September 30, 2011. Interest-only payments are required every three months until maturity. Although the entire principal is due on February 5, 2018, the FHLB has the unconditional right to accelerate the due date on November 5, 2011 and every three months thereafter (the “put dates”). If the FHLB exercises its right to accelerate the due date, the FHLB will offer replacement funding at the current market rate, subject to certain conditions. We must comply with the put date, but are not required to accept replacement funding.

On December 16, 2008, we entered into a five-year borrowing agreement under the FHLB line of credit for $20.0 million at a fixed rate of 2.54%.  On September 19, 2011, we prepaid the $20.0 million borrowing to reduce our excess liquidity that resulted from strong deposit growth. The prepayment penalty of $924 thousand was recorded as interest expense on the consolidated statement of income.

On January 23, 2009, we entered into a three-year borrowing agreement under the FHLB line of credit for $20.0 million at a fixed rate of 2.29%, which remained outstanding at September 30, 2011.  Interest-only payments are required every month until maturity.

At September 30, 2011, $211.9 million was remaining as available for borrowing from the FHLB. The FHLB overnight borrowing and the FHLB line of credit are secured by a certain loan portfolio under a blanket lien.

Federal Reserve Line of Credit – We have a line of credit with the FRB secured by a certain residential loan portfolio.  At September 30, 2011 and December 31, 2010, we had borrowing capacity under this line totaling $42.5 and $40.2 million, respectively, and had no outstanding borrowings with the FRB.

Subordinated Debt – On September 17, 2004 we issued a 15-year, $5.0 million subordinated debenture through a pooled trust preferred program. Interest-only payments are paid quarterly until maturity on September 17, 2019.  We have the right to redeem the debenture, in whole or in part, at the redemption price at principal amounts in multiples of $1.0 million on any interest payment date. The interest rate on the debenture changes quarterly at the three-month LIBOR plus 2.48%. The rate at September 30, 2011 was 2.83%. The debenture is subordinated to the claims of depositors and our other creditors.

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

Under the American Recovery and Reinvestment Act of 2009, which allows participants in the TCPP to withdraw from the program, we repurchased all 28,000 shares of outstanding preferred stock from the U.S. Treasury at $28 million plus accrued but unpaid dividends of $179 thousand on March 31, 2009. The warrant remains outstanding, and was subsequently adjusted for cash dividend increases to represent a right to purchase 154,773 shares of common stock at $27.14 per share in accordance with Section 13(c) of the Form of Warrant to Purchase Common Stock.

Dividends

Presented below is a summary of cash dividends paid to common stockholders, recorded as a reduction of retained earnings.

	Three months ended			Nine months ended
(in thousands except per share data, unaudited)	September 30, 2011	June 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Cash dividends to common stockholders	$852	$851	$789	$2,550	$2,361
Cash dividends per common share	$0.16	$0.16	$0.15	$0.48	$0.45

Share-Based Payments

The fair value of stock options on the grant date is recorded as a stock-based compensation expense in the consolidated statements of income over the requisite service period with a corresponding increase in common stock. Stock-based compensation also includes compensation expense related to the issuance of non-vested restricted common shares pursuant to the 2007 Equity Plan. The grant-date fair value of the restricted common shares, which equals its intrinsic value on that date, is being recorded as compensation expense over the requisite service period with a corresponding increase in common stock as the shares vest. In addition, we record excess tax benefits on the exercise of non-qualified stock options, the disqualifying disposition of incentive stock options and vesting of restricted stock as an addition to common stock with a corresponding decrease in current taxes payable.

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

The contractual amount of loan commitments and standby letters of credit not reflected on the consolidated statement of condition was $264.7 million at September 30, 2011 at rates ranging from 1.91% to 18.00%. This amount included $148.4 million under commercial lines of credit (these commitments are contingent upon customers maintaining specific credit standards), $77.0 million under revolving home equity lines, $17.0 million under undisbursed construction loans, $13.0 million under standby letters of credit, and a remaining $9.3 million under personal and other lines of credit. We have set aside an allowance for losses in the amount of $529 thousand for these commitments as of September 30, 2011, which is recorded in interest payable and other liabilities.

Operating Leases

We rent certain premises and equipment under long-term non-cancelable operating leases expiring at various dates through the year 2024. Commitments under these leases approximate $655 thousand, $2.7 million, $2.7 million, $2.5 million and $2.6 million for 2011 (October through December), 2012, 2013, 2014, and 2015 respectively, and $16.8 million for all years thereafter.

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

From time to time, we make firm commitments to enter into long-term fixed-rate loans with borrowers backed by yield maintenance agreements and simultaneously enter into forward interest rate swap agreements with correspondent banks to mitigate the change in fair value of the yield maintenance agreement. Prior to loan funding, yield maintenance agreements with net settlement features that meet the definition of a derivative are considered as non-designated hedges and are carried on the balance sheet at their fair value in other assets (when the fair value is positive) or in other liabilities (when the fair value is negative). The offsetting changes in the fair value of the forward swap and the yield maintenance agreement are recorded in interest income. In September 2007, August 2010 and June 2011, three previously undesignated forward swaps were designated to offset the change in fair value of a fixed-rate loan originated in each of those periods. Subsequent to the point of the swap designations, the related yield maintenance agreements are no longer considered derivatives. Their fair value at the designation date was recorded in other assets and is amortized using the effective yield method over the life of the respective designated loans.

The net effect of the change in fair value of interest rate swaps, the amortization of the yield maintenance agreement and the change in the fair value of the hedged loans results in an insignificant amount of hedge ineffectiveness recognized in interest income.

Our credit exposure, if any, on interest rate swaps is limited to the net favorable value (net of any collateral pledged) and interest payments of all swaps by each counterparty. Conversely, when an interest rate swap is in a liability position exceeding a certain threshold, we are required to post collateral to the counterparty in an amount determined by the agreements (generally when our derivative liability position is greater than $100 thousand or $1.3 million, depending upon the counterparty). Collateral levels are monitored and adjusted on a regular basis for changes in interest rate swap values. The aggregate fair value of all derivative instruments that are in a liability position and have collateral requirements on September 30, 2011 is $4.4 million, for which we have posted collateral in the form of securities available for sale totaling $5.9 million.

As of September 30, 2011, we had six interest rate swap agreements, which are scheduled to mature in September 2018, April 2019, June 2020, August 2020, June 2022 and June 2031. All of our derivatives are accounted for as fair value hedges. Our interest rate swaps are settled monthly with counterparties. Accrued interest on the swaps totaled $68 thousand as of September 30, 2011. Information on our derivatives follows:

	Asset derivatives		Liability derivatives
(in thousands; September 30, 2011 unaudited)	September 30, 2011	December 31, 2010	September 30, 2011	December 31, 2010

Fair value hedges
Interest rate contracts notional amount	---	---	$26,697	$23,132
Credit risk amount	---	---	---	---
Interest rate contracts fair value (1)	---	---	4,415	2,470
Balance sheet location	Other assets	Other assets	Other liabilities	Other liabilities

	Three months ended
(in thousands; unaudited)	September 30, 2011	June 30, 2011	September 30, 2010
Decrease in value of designated interest rate swaps recognized in interest income	$(1,724)	$(575)	$(853)
Payment on interest rate swaps recorded in interest income	(280)	(248)	(225)
Increase in value of hedged loans recognized in interest income	1,776	375	561
(Decrease) increase in value of yield maintenance agreement recognized against interest income	(75)	169	303
Net loss on derivatives recognized in interest income (2)	$(303)	$(279)	$(214)

	Nine months ended
(in thousands; unaudited)	September 30, 2011	September 30, 2010
Decrease in value of designated interest rate swaps recognized in interest income	$(1,945)	$(1,980)
Payment on interest rate swaps recorded in interest income	(765)	(648)
Increase in value of hedged loans recognized in interest income	1,812	1,715
Increase in value of yield maintenance agreement recognized against interest income	56	294
Net loss on derivatives recognized in interest income (2)	$(842)	$(619)

(1) See Note 4 for valuation methodology.
(2) Ineffectiveness of ($23) thousand, ($31) thousand, and $11 thousand was recorded in interest income during the three months ended September 30, 2011, June 30, 2011 and September 30, 2010, respectively. Ineffectiveness of ($77) thousand, and $29 thousand was recorded in interest income during the nine months ended September 30, 2011 and September 30, 2010, respectively. The full change in value of swaps was included in the assessment of hedge effectiveness.

ITEM 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

In the following pages, Management discusses its analysis of the financial condition and results of operations for the third quarter of 2011 compared to the third quarter of 2010 and to the prior quarter (second quarter of 2011), as well as the nine-month period ended September 30, 2011 compared to the same period in 2010. This discussion should be read in conjunction with the related consolidated financial statements in this Form 10-Q and with the audited consolidated financial statements and accompanying notes included in our 2010 Annual Report on Form 10-K. Average balances, including balances used in calculating certain financial ratios, are generally comprised of average daily balances.

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

Executive Summary

Our third quarter 2011 earnings of $4.2 million were up 26% from $3.4 million in the third quarter of 2010 and 23% from $3.4 million in the second quarter of 2011. Diluted earnings per share were $0.79, up $0.15 from the second quarter of 2011 and up $0.16 from the same quarter a year ago. Earnings for the first nine months of 2011 totaled $12.2 million, up 26%, from $9.6 million in the same period a year ago.  Year to date diluted earnings per share were $2.26, up $0.44 from $1.82 for the same period a year ago.

Year-to-date 2011 results include the impact of the FDIC-assisted acquisition of certain assets and the assumption of certain liabilities of the former Charter Oak Bank on February 18, 2011 (the “Acquisition”). As discussed in Note 3, we acquired $61.8 million of loans at fair value without loss share and assumed $93.9 million of deposits at fair value. As part of the Acquisition, we also acquired $44.0 million cash and equivalents, including cash received from the FDIC upon settlement, and recorded an $85 thousand gain on bargain purchase, net of tax.

The increase in year-to-date earnings over the same period last year primarily reflects $4.0 million in pre-tax earnings contributed by the Acquisition, as well as a reduction in cost of deposits. The increase was partially offset by the pre-payment penalty of $924 thousand related to a $20 million FHLB advance at 2.54%. The FHLB advance was paid off in a conscious effort to address excess liquidity.

Total loans reached $992.6 million at September 30, 2011, representing an increase of $51.2 million, or 5.4%, over December 31, 2010. This growth was significantly impacted by loans purchased as part of the Acquisition, partially offset by the successful resolution through payoffs of several high credit risk loans, as well as the prepayment of certain large credits in a low interest rate environment.

Non-performing loans decreased to $10.7 million or 1.08% of our loans at September 30, 2011, from $12.9 million, or 1.37% at December 31, 2010. PCI loans totaled $6.5 million at September 30, 2011 (including loans totaling $3.9 thousand that are accreting interest) compared to $7.9 million as of June 30, 2011.

The provision for loan losses totaled $500 thousand in the third quarter of 2011, representing a decrease of $900 thousand from the same quarter a year ago, and down $2.5 million from the second quarter of 2011. The provision for loan losses totaled $4.6 million and $4.3 million in the first nine months of 2011 and 2010, respectively. Net charge-offs in the third quarter of 2011 and 2010 both totaled $1.2 million, compared to $2.1 million in the prior quarter. The allowance for loan losses of $13.2 million totaled 1.33% of loans at September 30, 2011, compared to 1.28% and 1.41% at September 30, 2010 and June, 2011, respectively. The decrease in the allowance for loan losses as a percentage of loans from the prior quarter primarily reflects third quarter charge-offs of loans with previously established specific reserves.

Total deposits grew $160.8 million, or 15.8%, over December 31, 2010 to $1.2 billion. The higher level of deposits reflects growth in most deposit categories, except for CDARS® time deposits, which decreased $34.7 million. Demand deposits comprised 31.8% of total deposits at September 30, 2011, compared to 27.8% at December 31, 2010.

The tax-equivalent net interest margin was 4.76% in the third quarter of 2011, compared to 5.51% in the second quarter of 2011 and 4.88% in the same quarter last year. The pre-payment penalty on the FHLB advance reduced the net interest margin by 28 basis points in the third quarter of 2011. In addition, a lower level of gains on PCI loan payoffs, a lower level of accretion on acquired loans, as well as a higher level of liquidity contributed to the decline. The tax equivalent net interest margin was 5.25% and 4.96% in the first nine months of 2011 and 2010, respectively.

Non-interest income in the third quarter of 2011 totaled $1.6 million compared to $1.3 million from the same period last year and remained relatively unchanged from the prior quarter. Non-interest income for the first nine months of 2011 totaled $4.7 million, an increase of $584 thousand, or 14% from the first nine months of 2010. The increases from the three-and nine-month periods ended September 30, 2011 relate to higher Wealth Management and Trust Services fees and higher debit card interchange fees.

Non-interest expense totaled $9.4 million in the third quarter of 2011, an increase of $914 thousand, or 10.7%, from the same quarter a year ago. The increase primarily reflects higher personnel costs and higher occupancy and equipment cost associated with branch expansion, as well as data processing costs associated with the Acquisition.  Non-interest expense decreased of $577 thousand, or 5.8%, from the prior quarter due to the absence of one-time Acquisition related third-party costs, which totaled $642 thousand in the prior quarter. Non-interest expense totaled $28.5 million and $25.3 million in the first nine months of 2011 and 2010, respectively, representing a 12.8% increase. The increases primarily reflect higher personnel costs associated with branch expansion, as well as one time Acquisition related third-party costs of approximately $1.0 million, partially offset by lower FDIC insurance expense due to a change in the FDIC assessment base.

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

If we have probable and significant increases in cash flows expected to be collected on PCI loans, we first reverse any previously established allowance for loan loss and then increase interest income as a prospective yield adjustment over the remaining life of the loans. The impact of changes in variable interest rates is recognized prospectively as adjustments to interest income. All PCI loans that were classified as nonperforming loans prior to Acquisition were no longer classified as nonperforming because, at Acquisition, we believed that we would fully collect the new carrying value of these loans. Subsequent to Acquisition, specific allowances are allocated to PCI loans that have experienced credit deterioration through an increase to the allowance for loan losses. When there is doubt as to the timing and amount of future cash flows to be collected, PCI are classified as non-performing loans. It is important to note that judgment is required to classify PCI loans as performing or non-performing, and is dependent on having a reasonable expectation about the timing and amount of cash flows expected to be collected.

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

RESULTS OF OPERATIONS

Overview

Highlights of the financial results are presented in the following table:

	As of and for the three months ended			As of and for the nine months ended
(dollars in thousands, except per share data; unaudited)	September 30, 2011	June 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
For the period:
Net income	$4,233	$3,439	$3,359	$12,181	$9,644
Net income per share
Basic	$0.80	$0.65	$0.64	$2.30	$1.84
Diluted	$0.79	$0.64	$0.63	$2.26	$1.82
Return on average equity	12.78%	10.78%	11.32%	12.74%	11.27%
Return on average assets	1.23%	1.04%	1.10%	1.24%	1.10%
Common stock dividend payout ratio	20.00%	24.62%	23.44%	20.87%	24.46%
Efficiency ratio	56.13%	53.80%	55.70%	54.02%	56.25%
At period end:
Book value per common share	$24.95	$24.25	$22.56	$24.95	$22.56
Total assets	$1,362,717	$1,337,393	$1,219,214	$1,362,717	$1,219,214
Total loans	$992,643	$986,634	$938,134	$992,643	$938,134
Total deposits	$1,176,525	$1,138,906	$1,023,278	$1,176,525	$1,023,778
Loan-to-deposit ratio	84.4%	86.6%	91.7%	84.4%	91.7%

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

The following table, Average Statements of Condition and Analysis of Net Interest Income, compares interest income and interest-earning assets with interest expense and interest-bearing liabilities for the periods presented. The table also indicates net interest income, net interest margin and net interest rate spread for each period presented.

Average Statements of Condition and Analysis of Net Interest Income

	Three months ended			Three months ended			Three months ended
	September 30, 2011			June 30, 2011			September 30, 2010
		Interest			Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands; unaudited)	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Interest-bearing due from banks (1)	$94,153	$56	0.23%	$89,952	$56	0.25%	$65,461	$48	0.29%
Investment securities
U.S. Government agencies (2)	142,459	1,153	3.24%	117,057	745	2.55%	94,255	829	3.52%
Corporate CMOs and other (2)	18,053	151	3.35%	16,401	171	4.17%	12,333	144	4.67%
Obligations of state and political subdivisions (3)	35,064	449	5.12%	34,986	460	5.26%	30,068	431	5.73%
Loans and banker's acceptances (1) (3) (4)	982,165	15,676	6.25%	979,550	16,955	6.85%	935,116	14,374	6.01%
Total interest-earning assets (1)	1,271,894	17,485	5.38%	1,237,946	18,387	5.88%	1,137,233	15,826	5.45%
Cash and non-interest-bearing due from banks	46,799			45,133			34,464
Bank premises and equipment, net	9,484			8,971			8,524
Interest receivable and other assets, net	32,825			38,391			32,056
Total assets	$1,361,002			$1,330,441			$1,212,277
Liabilities and Stockholders' Equity
Interest-bearing transaction accounts	$129,862	$35	0.11%	$127,544	$48	0.15%	$102,982	$32	0.12%
Savings accounts	72,288	21	0.12%	69,357	25	0.14%	52,091	27	0.21%
Money market accounts	413,186	326	0.31%	395,159	341	0.35%	388,549	602	0.61%
CDARS® time accounts	32,139	50	0.62%	31,879	48	0.60%	78,318	221	1.12%
Other time accounts	150,199	305	0.81%	156,008	315	0.81%	130,276	391	1.19%
FHLB fixed-rate advances	52,391	1,232	9.33%	55,000	320	2.33%	55,000	323	2.33%
Subordinated debenture (1)	5,000	36	2.82%	5,000	37	2.93%	5,000	40	3.13%
Total interest-bearing liabilities	855,065	2,005	0.93%	839,947	1,134	0.54%	812,216	1,636	0.80%
Demand accounts	364,502			346,469			271,591
Interest payable and other liabilities	10,035			16,062			10,744
Stockholders' equity	131,400			127,963			117,726
Total liabilities & stockholders' equity	$1,361,002			$1,330,441			$1,212,277
Tax-equivalent net interest income/margin (1)		$15,480	4.76%		$17,253	5.51%		$14,190	4.88%
Reported net interest income/margin (1)		$15,220	4.68%		$17,003	5.43%		$13,965	4.81%
Tax-equivalent net interest rate spread			4.45%			5.34%			4.65%

	Nine months ended			Nine months ended
	September 30, 2011			September 30, 2010
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands; unaudited)	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Interest-bearing due from banks (1)	$81,609	$152	0.25%	$37,292	$96	0.34%
Federal funds sold	86	---	0.01%	4,076	2	0.06%
Investment securities
U.S. Government agencies (2)	117,413	2,631	2.99%	90,507	2,442	3.60%
Corporate CMOs and other (2)	16,783	433	3.44%	13,017	452	4.63%
Obligations of state and political subdivisions (3)	34,984	1,370	5.22%	30,265	1,298	5.98%
Loans and banker's acceptances (1) (3) (4)	975,548	48,621	6.57%	928,807	42,358	5.49%
Total interest-earning assets (1)	1,226,423	53,207	5.72%	1,103,964	46,648	5.57%
Cash and non-interest-bearing due from banks	44,684			33,648
Bank premises and equipment, net	8,977			8,167
Interest receivable and other assets, net	34,136			30,964
Total assets	$1,314,220			$1,176,743
Liabilities and Stockholders' Equity
Interest-bearing transaction accounts	$123,436	$121	0.13%	$96,837	$81	0.11%
Savings accounts	67,963	75	0.15%	50,551	79	0.21%
Money market accounts	396,626	1,004	0.34%	394,084	2,128	0.72%
CDARS® time accounts	39,402	192	0.65%	71,762	663	1.24%
Other time accounts	151,612	978	0.86%	122,126	1,122	1.23%
FHLB borrowings	54,683	1,868	4.57%	55,000	958	2.33%
Subordinated debenture (1)	5,000	109	2.87%	5,000	112	2.95%
Total interest-bearing liabilities	838,722	4,347	0.69%	795,360	5,143	0.86%
Demand accounts	334,747			257,736
Interest payable and other liabilities	12,904			9,208
Stockholders' equity	127,847			114,439
Total liabilities & stockholders' equity	$1,314,220			$1,176,743
Tax-equivalent net interest income /margin (1)		$48,860	5.25%		$41,505	4.96%
Reported net interest income/margin (1)		$48,101	5.17%		$40,850	4.88%
Tax-equivalent net interest rate spread			5.03%			4.71%

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

(4) Average balances on loans outstanding include non-performing loans. The amortized portion of net loan origination fees is included in interest income on oans, representing an adjustment to the yield.

Third Quarter of 2011 Compared to Third Quarter of 2010

The tax-equivalent net interest margin was 4.76% in the third quarter of 2011, compared to 4.88% in the same quarter last year.  The decrease in the net interest margin primarily reflects a $924 thousand pre-payment penalty on an FHLB advance (twenty-eight basis points impact), lower yields on investment securities and a higher level of liquidity, partially offset by the acquisition of loans from the former Charter Oak Bank and a reduction in the cost of deposits. The net interest spread decreased twenty basis points over the same period for the same reasons.

In the third quarter of 2011, two PCI loans paid off early where the payoff amounts exceeded the recorded investment by $448 thousand, which favorably impacted our net interest margin by fourteen basis points. Accretion on the acquired non-PCI loans contributed twelve basis points to the net interest margin in the third quarter of 2011.

Total average interest-earning assets increased $134.7 million, or 11.8%, in the third quarter of 2011, compared to the third quarter of 2010. The increase primarily relates to an increase of $58.9 million in average investment securities, $47.0 million in average loans (mainly due to the Acquisition), and an increase of $28.7 million in interest-bearing due from banks.

Market interest rates are, in part, based on the target Federal funds interest rate (the interest rate banks charge each other for short-term borrowings) implemented by the Federal Reserve Open Market Committee. In December of 2008, the target interest rate reached a historic low with a range of 0% to 0.25% where it remains as of September 30, 2011.

The average yield on interest-earning assets decreased seven basis points in the third quarter of 2011 compared to the third quarter of 2010. The yield on the loan portfolio, which comprised 77.2% and 82.2% of average interest-earning assets in the quarters ended September 30, 2011 and 2010, respectively, increased twenty-four basis points from the third quarter of 2010.  The increase primarily reflects the effect of early payoffs on PCI loans discussed above, as well as the accretion on the acquired non-PCI loans.  The decrease in yields on investment securities is mainly due to lower yields on recently purchased securities in this low interest rate environment and acceleration of the amortization of premiums on Corporate CMO securities.  In addition, we have experienced a shift in the relative composition of interest-earnings assets from higher-yielding loans to lower-yielding liquid assets.

The average balance of interest-bearing liabilities increased $42.8 million, or 5.3%, in the third quarter of 2011 compared to the same period a year ago, primarily due to $40.8 million of average interest-bearing deposit accounts related to the Acquisition.  The increase in average interest-bearing deposits reflects increases of $26.9 million in interest-bearing transaction accounts, $24.6 million in money market accounts, and $20.2 million in savings accounts, partially offset by a decrease of $26.3 million in time deposits (including CDARS®).

The rate on interest-bearing liabilities increased thirteen basis points in the third quarter of 2011 compared to the same quarter a year ago, primarily due to a $924 thousand pre-payment penalty on an FHLB advance, partially offset by lower deposit rates. The mix of deposits reflects a shift towards demand accounts from money market and time accounts, which also contributed to our lower cost of deposits compared to the same quarter a year ago. The rates on CDARS® time deposits, other time deposits, money market accounts, and savings accounts decreased fifty basis points, thirty-eight basis points, thirty basis points and nine basis points, respectively, compared to the same quarter a year ago as offering rates were lowered and time deposits repriced downward.

Third Quarter of 2011 Compared to Second Quarter of 2011

The tax equivalent net interest margin decreased seventy-five basis points from the prior quarter.  The decrease in the net interest margin reflects the $924 thousand pre-payment penalty on an FHLB advance, the effect of fewer early payoffs on PCI loans, the impact of a lower level of accretion on the acquired non-PCI loans, as well as a higher level of liquidity.  The net interest spread decreased eighty-nine basis points compared to the last quarter for the same reasons.

The early payoffs on PCI loans (discussed above) favorably impacted our net interest margin by fourteen basis points in the third quarter of 2011, compared to thirty-nine basis points in the second quarter of 2011. Accretion on the acquired non-PCI loans contributed twelve basis points and twenty-eight basis points to the net interest margin in the third and second quarter of 2011, respectively.  The level of accretion is expected to continue to decline.

Total average interest-earning assets increased $33.9 million, or 2.7%, in the third quarter of 2011 compared to the prior quarter, reflecting increases of $27.1 million in average investment securities and $4.2 million in interest-bearing due from banks.

The average yield on interest-earning assets decreased fifty basis points in the third quarter of 2011 compared to the prior quarter. The loan portfolio as a percentage of average interest earning assets, declined to 77.2% at September 30, 2011, from 79.1% at June 30, 2011, due to a change in the mix of interest-earning assets, reflecting a higher level of liquid assets due to strong deposit growth, as well as the de-emphasis of the construction loan portfolio. Soft loan demand and intense competition for quality loans also put pressure on loan growth. The yields on loans decreased sixty basis points from the prior quarter, primarily reflecting the effect of fewer early payoffs on PCI loans and the impact of a lower level of accretion on the acquired non-PCI loans, discussed above.  The decrease in yield is also attributable to the downward pricing pressure on loans.  The decrease in yields on investment securities is mainly due to lower yields on recently purchased securities in this low interest rate environment.

The average balance of interest-bearing liabilities increased $15.1 million, or 1.8%, in the third quarter of 2011 compared to the prior quarter. The increase in interest-bearing liabilities primarily reflects increases of $18.0 million in money market accounts, $2.9 million in savings accounts, and $2.3 million in interest-bearing transaction accounts, partially offset by a decrease of $5.5 million in time deposits (including CDARS®). Average FHLB borrowings decreased $2.6 million due to the early pay-off of a $20 million FHLB fixed-rate advance at 2.54% on September 19, 2011. The prepayment penalty of $924 thousand reduced the net interest margin by twenty-eight basis points for the third quarter of 2011.

The mix of deposits reflects a shift from time deposits (including CDARS®) to demand and money market accounts. The overall rate on interest-bearing liabilities increased thirty-nine basis points in the third quarter of 2011, compared to the prior quarter, primarily due to the $924 thousand pre-payment penalty on the FHLB advance. This increase is partially offset by a slightly lower rate on the subordinated debenture and lower offering rates on interest-bearing transaction accounts and savings accounts.

Nine Months 2011 Compared to Nine Months 2010

The tax-equivalent net interest margin increased to 5.25% in the first nine months of 2011, up twenty-nine basis points from the first nine months of 2010.  The increase in the net interest margin primarily reflects accretion on the acquired non-PCI loans, gains on payoffs of PCI loans, and a reduction in the cost of deposits, partially offset by the pre-payment penalty on the FHLB advance discussed above.

Accretion on the acquired non-PCI loans contributed twenty-eight basis points to the year-to-date net interest margin.  The early payoffs on five PCI loans (discussed above) favorably impacted our net interest margin by eighteen basis points in the first nine months of 2011.

Average interest-earning assets increased $122.5 million, or 11.1%, in the first nine months of 2011 compared to the same period last year. The increase primarily relates to an increase of $46.7 million in average loans (mainly due to the Acquisition), $44.3 million in average interest-bearing due from banks and an increase of $35.4 million of average investment securities, partially offset by a decrease of $4.0 million in Federal funds sold.

The average yield on interest-earning assets increased fifteen basis points in the first nine months of 2011, compared to the same period a year ago.  The increase is primarily due to a higher yield on loans, partially offset by the higher level of liquidity and a reduction in the yields on investment securities.

The yield on the loan portfolio, which comprised 79.5% and 84.1% of average earning assets in the nine months ended September 30, 2011 and 2010, respectively, increased 108 basis points in the first nine months of 2011, compared to the first nine months of 2010.  The increase in yield primarily reflects the accretion on the acquired non-PCI loans as well as the early payoffs on PCI loans discussed above.

The decrease in yields on investment securities is mainly due to lower yields on recently purchased securities in this low interest rate environment and acceleration of the amortization of premiums on Corporate CMO securities. The yield on Corporate CMO’s and other securities decreased 119 basis points in the first nine months of 2011 from the same period a year ago, the yield on obligations of state and political subdivisions decreased seventy-six basis points, and the yield on U.S. Government agency securities decreased sixty-one basis points.

The average balance of interest-bearing liabilities increased $43.4 million, or 5.5%, in the first nine months of 2011 compared to the same period last year. The increase in interest-bearing liabilities primarily reflects increases of $29.5 million in other time accounts, $26.6 million in interest-bearing transaction accounts, $17.4 million in savings accounts, and $2.5 million in money market accounts, partially offset by decreases of $32.4 million in CDARS® accounts. As the FDIC permanently increased the deposit insurance coverage limit and the public concern for safety and soundness of banks eased, it appears that the CDARS® time deposits are a less attractive deposit option. The mix of deposits reflects a shift towards demand accounts from money market and time accounts.

The overall rate on interest-bearing liabilities decreased seventeen basis points in the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010, primarily due to lower deposit rates on CDARS® time deposits, money market and other time accounts, a more favorable deposit mix, as well as a slightly lower rate on the subordinated debenture. This decrease is partially offset by the $924 thousand pre-payment penalty on an FHLB advance discussed earlier.

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

Our provision for loan losses totaled $500 thousand in the third quarter of 2011, compared to $3.0 million in the second quarter of 2011 and $1.4 million in the third quarter of 2010, and totaled $4.6 million and $4.3 million for the first nine months of 2011 and 2010, respectively.  The decrease to the provision for loan losses in the third quarter of 2011 compared to the prior quarter and the same quarter a year ago reflects fewer newly identified loans requiring specific reserves and a decrease in the construction loan portfolio, which is assigned a higher allowance factor.

The allowance for loan losses as a percentage of loans was 1.33% at September 30, 2011 compared to 1.41% at June 30, 2011 and 1.32% at December 31, 2010. The decrease in the allowance for loan losses as a percentage of loans from the prior quarter primarily reflects third-quarter charge-offs of loans with previously established specific reserves. The ratio of allowance for loan losses to non-accrual loans increased from 95.9% at December 31, 2010 to 123.1% at September 30, 2011, primarily due to a lower level of non-accrual loans, as well as a higher level of specific reserves on impaired loans. Impaired loan balances totaled $18.6 million, $10.2 million, and $14.1 million at September 30, 2011, June 30, 2011 and December 31, 2010, respectively, with a specific valuation allowance of $2.1 million, $2.6 million and $1.1 million, respectively.

Net charge-offs in the third quarter of 2011 totaled $1.2 million and remained relatively unchanged from the same quarter a year ago, and declined from $2.1 million in the prior quarter. The decrease in net charge-offs in the quarter ended September 30, 2011 compared to the prior quarter relates to fewer newly identified problem loans with collateral value shortfalls in the third quarter of 2011. Net charge-offs totaled $3.7 million and $2.9 million in the first nine months of 2011 and 2010, respectively. The increase in net charge-offs for the nine months ended September 30, 2011 compared to the first nine months of 2010 is related to write-offs of unsecured commercial loans, as well as declines in the values of real estate collateral securing several problem loans. The percentage of net charge-offs to average loans was 0.12% in the third quarter of 2011, compared to 0.22% in the second quarter of 2011 and 0.12% in the third quarter of 2010, and totaled 0.38% and 0.31% in the nine-month periods ended September 30, 2011 and 2010, respectively.

Non-interest Income

The table below details the components of non-interest income.

				September 30, 2011 compared		September 30, 2011 compared
				to June 30, 2011		to September 30, 2010
	Three months ended			Amount	Percent	Amount	Percent
	September 30,	June 30,	September 30,	Increase	Increase	Increase	Increase
(dollars in thousands; unaudited)	2011	2011	2010	(Decrease)	(Decrease)	(Decrease)	(Decrease)

Service charges on deposit accounts	$478	$468	$446	$10	2.1%	$32	7.2%
Wealth Management and Trust Services	486	469	364	17	3.6%	122	33.5%
Other non-interest income
Earnings on Bank-owned life insurance	193	193	172	-	0.0%	21	12.2%
Customer banking fees and other charges	30	27	37	3	11.1%	(7)	(18.9%)
Debit card interchange fees	221	204	126	17	8.3%	95	75.4%
Other income	157	220	162	(63)	(28.6%)	(5)	(3.1%)
Total other non-interest income	601	644	497	(43)	(6.7%)	104	20.9%
Total non-interest income	$1,565	$1,581	$1,307	$(16)	(1.0%)	$258	19.7%

	Nine months ended		Amount	Percent
	September 30,	Septemeber 30,	Increase	Increase
(dollars in thousands; unaudited)	2011	2010	(Decrease)	(Decrease)

Service charges on deposit accounts	$1,389	$1,355	$34	2.5%
Wealth Management and Trust Services	1,389	1,127	262	23.2%
Other non-interest income
Earnings on Bank-owned life insurance	556	516	40	7.8%
Customer banking fees and other charges	82	92	(10)	(10.9%)
Debit card interchange fees	612	353	259	73.4%
Pre-tax bargain purchase gain	147	-	147	NM
Other income	570	718	(148)	(20.6%)
Total other non-interest income	1,967	1,679	288	17.2%
Total non-interest income	$4,745	$4,161	$584	14.0%

Service charges on deposit accounts remain relatively unchanged when compared to the prior quarter.  Service charges on deposit accounts increased slightly when compared to the same quarter a year ago, primarily due to fewer waivers of analysis charges. Service charges on deposit accounts remain relatively unchanged when compared to the first nine months in 2011 and the first nine months a year ago.

The increase in Wealth Management and Trust Services (“WMTS”) income, when compared to last quarter and the same quarter a year ago is due to higher estate settlement fees and higher rates charged on corporate trust-related services. In addition, volatility in the equity and bond markets impacts the market value of trust assets and the related investment fees.  As of September 30, 2011, June 30, 2011 and September 30, 2010, assets under management totaled approximately $243.3 million, $264.9 million and $251.0 million, respectively.   Equity market volatility in the third quarter of 2011 impacted the value of the assets under management, which was mitigated by new assets acquired under management in 2011. The increase in WMTS income in the first nine months of 2011 compared to the first nine months in the prior year is due to higher estate settlement fees and higher rates charged on corporate trust-related services, as well as higher average assets acquired under management.

Bank-owned life insurance (“BOLI”) income remains the same when compared to the prior quarter.  The increase in BOLI income when compared to the same quarter a year ago is primarily due to additional income earned on $2.5 million in new policies purchased in late March 2011.  The increase in BOLI income when compared to the first nine months in 2011 to the first nine months in a year ago is primarily due to the purchase of additional policies mentioned above.

The increases in debit card interchange fees in the third quarter and first nine months of 2011 when compared to the same periods a year ago are primarily attributable to a steady increase in volume of debit card usage. In June 2011, the Federal Reserve finalized a new regulation to restrict interchange fees charged for debit card transactions by banks with more than $10 billion in assets. Although we are exempt under the new rule, market pricing of the interchange fees may drive these revenues down.  The effect on market pricing, if any, may take time to realize. Therefore, we cannot quantify the ultimate impact of this rule on such interchange fees.    The decreases in other income in the three-month and nine-month periods ended September 30, 2011 when compared to the previous quarter and the first nine months a year ago are due to decrease in merchant card interchange fees.

Non-interest Expense

The table below details the components of non-interest expense.

				September 30, 2011 compared		September 30, 2011 compared
				to June 30, 2011		to September 30, 2010
	Three months ended			Amount	Percent	Amount	Percent
(dollars in thousands; unaudited)	September 30, 2011	June 30, 2011	September 30, 2010	Increase	Increase	Increase	Increase
				(Decrease)	(Decrease)	(Decrease)	(Decrease)
Salaries and related benefits	$5,320	$5,220	$4,665	$100	1.9%	$655	14.0%
Occupancy and equipment	1,021	1,093	880	(72)	(6.6%)	141	16.0%
Depreciation & amortization	329	314	335	15	4.8%	(6)	(1.8%)
FDIC insurance	189	214	388	(25)	(11.7%)	(199)	(51.3%)
Data processing costs	642	909	491	(267)	(29.4%)	151	30.8%
Professional services	465	740	550	(275)	(37.2%)	(85)	(15.5%)
Other non-interest expense
Advertising	161	100	132	61	61.0%	29	22.0%
Director expense	126	117	117	9	7.7%	9	7.7%
Other expense	1,168	1,291	949	(123)	(9.5%)	219	23.1%
Total other non-interest expense	1,455	1,508	1,198	(53)	(3.5%)	257	21.5%
Total non-interest expense	$9,421	$9,998	$8,507	$(577)	(5.8%)	$914	10.7%

	Nine months ended		Amount	Percent
	September 30,	September 30,	Increase	Increase
(dollars in thousands; unaudited)	2011	2010	(Decrease)	(Decrease)
Salaries and related benefits	$15,469	$13,832	$1,637	11.8%
Occupancy and equipment	3,021	2,692	329	12.2%
Depreciation and amortization	951	1,033	(82)	(7.9%)
FDIC insurance	790	1,125	(335)	(29.8%)
Data processing costs	2,133	1,422	711	50.0%
Professional services	1,938	1,436	502	35.0%
Other non-interest expense
Advertising	347	316	31	9.8%
Director expense	361	356	5	1.4%
Other expense	3,539	3,108	431	13.9%
Total other non-interest expense	4,247	3,780	467	12.4%
Total non-interest expense	$28,549	$25,320	$3,229	12.8%

The increases in salaries and benefit expenses in the three-month and nine-month periods ended September 30, 2011 when compared to the equivalent periods in the prior year reflected higher personnel costs associated with franchise expansion. When comparing the third quarter of 2011 to the second quarter of 2011, the increase in salaries and benefits is mainly due to higher incentive bonus, 401(k) and Employee Stock Ownership Plan contribution accruals, partially offset by fewer full-time equivalent employees (“FTE”). FTE totaled 227, 236 and 203 at September 30, 2011, June 30, 2011 and September 30, 2010, respectively.

The decrease in occupancy and equipment expenses compared to the previous quarter is mainly due to the lease re-negotiation of two branches at lower rates in the third quarter, as well as the closure of the St. Helena branch in the second quarter of 2011.   The increase in occupancy and equipment compared to the same quarter last year is primarily due to higher rent expenses associated with our franchise expansion in Napa and Sonoma counties.   The increase in occupancy and equipment expenses in the first nine months in 2011 compared to the first nine months a year ago relates to the branch expansion partially offset by leases re-negotiated at lower rates.

The decrease in depreciation and amortization expenses compared to the same quarter last year is mainly due to accelerated amortization of leasehold improvements in the third quarter of 2010 on our Corte Madera branch, which was relocated in July 2010. Depreciation and amortization expenses increased slightly compared to the prior quarter, mainly due to the addition of the Santa Rosa branch. The decrease in depreciation and amortization expenses in the first nine months of 2011 compared to the first nine months of 2010, is attributable to certain assets, including leasehold improvements on our old Corte Madera branch, which were fully-depreciated, as discussed above.

The decrease in FDIC insurance expenses compared to the same quarter a year ago primarily reflect the revision to the FDIC insurance assessment base. In February 2011, as required by the Dodd-Frank Act, the FDIC approved a rule that changes the FDIC insurance assessment base from adjusted domestic deposits to a bank’s average consolidated total assets minus average tangible equity, defined as Tier 1 capital. While the new rule expanded the assessment base, it lowered assessment rates to between 2.5 and 9 basis points on the broader base for banks in the lowest risk category. The change was effective for the second quarter of 2011. Since we have a solid core deposit base and do not rely heavily on borrowings and brokered deposits, the benefit of the lower assessment rate significantly outweighed the effect of a wider assessment base. The decrease from the prior quarter reflected a lower FDIC assessment rate.

The decrease in FDIC insurance from the same quarter last year also reflects the expiration of the FDIC Transaction Account Guarantee Program (“TAGP”) on December 31, 2010, which provided unlimited insurance coverage on non-interest-bearing transaction accounts. We paid a 15 basis point surcharge per $100 covered balances in excess of $250 thousand from January to December 2010.  When comparing the first nine months of 2011 to the first nine months of 2010, the decrease in FDIC insurance is primarily due to the revision to the FDIC insurance assessment base and the expiration TAGP as mentioned above.

The decrease in data processing expenses from the prior quarter primarily reflects one-time system conversion and integration costs related to the Acquisition in the second quarter. The increase in data processing costs in the third quarter of 2011 when compared to the same period a year ago reflects a higher volume of data processing associated with franchise expansion.  Data processing expenses in the first nine months of 2011 increased compared to the same period a year ago due to the reasons mentioned above.

The decrease in professional service expenses in the third quarter compared to the prior quarter is mainly due to expenses in the second quarter associated with the Acquisition and legal workout fees reimbursed by a loan borrower in the third quarter of 2011.  The decrease from the same period a year ago is due to legal workout fee reimbursements in the third quarter of 2011.  The increase in the first nine months of 2011 compared to the same period a year ago primarily reflects expenses incurred related to the Acquisition, including investment banking consulting, legal, accounting and valuation expenses. Additionally, we incurred more net legal fees related to loan workouts in the first nine months of 2011 than in the comparable period a year ago.

The fluctuations in advertising expenses from the prior quarter and from the same quarter a year ago are primarily due to the timing of our various bank advertising programs.  The increase in advertising expenses in the first nine months of 2011 compared to the first nine months of 2010 is due to the timing of bank advertising programs as well as the additional expenses related to the franchise expansion.

Director fees in the three months ended September 30, 2011 remained relatively consistent compared to the same quarter last year and the prior quarter, and also remained constant in the first nine months of 2011 compared to the same period a year ago.

Other expenses decreased from the prior quarter as we wrote off certain facility and network fixed assets in the second quarter of 2011 that we purchased from the FDIC related to the Acquisition settlement.  The increases in other expenses in the three-month and nine-month periods ended September 30, 2011 when compared to the equivalent periods in the prior year reflected higher expenses related to foreclosed assets, amortization on core deposit intangible assets associated with the Acquisition and higher miscellaneous expenses.

Provision for Income Taxes

We reported a provision for income taxes of $2.6 million, $2.1 million, and $2.0 million for the quarters ended September 30, 2011, June 30, 2011, and September 30, 2010, respectively. The effective tax rates were 38.3%, 38.4% and 37.4%, respectively, for those same periods. The provision for income taxes was $7.6 million and $5.7 million for the first nine months ended September 30, 2011 and 2010, respectively. These provisions reflect accruals for taxes at the applicable rates for federal income tax and California franchise tax based upon reported pre-tax income, adjusted for the effect of all permanent differences between income for tax and financial reporting purposes (such as earnings on qualified municipal securities, Bank-owned life insurance policies and certain federal tax-exempt loans). Therefore, there are normal fluctuations in the effective rate from period to period based on the relationship of net permanent differences to income before tax. We have not been subject to an alternative minimum tax during these periods.

Bancorp and the Bank have entered into a tax allocation agreement which provides that income taxes shall be allocated between the parties on a separate entity basis. The intent of this agreement is that each member of the consolidated group will incur no greater tax liability than it would have incurred on a stand-alone basis.

FINANCIAL CONDITION

Summary

During the first nine months of 2011, total assets increased $154.6 million, or 12.8%, to $1.4 billion.  This increase in assets primarily reflects an increase in investment securities of $51.9 million, an increase in net loans of $50.4 million, and an increase in cash and cash equivalents of $47.6 million. Total loans reached $992.6 million at September 30, 2011, representing an increase of $51.2 million, or 5.4%, over December 31, 2010. This growth reflected the loans purchased as part of the Acquisition, partially offset by the successful resolution through payoffs of several high credit risk loans, as well as the prepayment of certain large credits in a low interest rate environment. Further, we have experienced a modest level of loan originations this year, in line with reduced market demand and strong competition for quality loans. The following table presents the composition of our loans outstanding by class:

Loans Outstanding
(Dollars in thousands; September 30, 2011 unaudited)	September 30, 2011	December 31, 2010
Commercial loans	$172,389	$153,836
Real estate
Commercial owner-occupied	160,558	142,590
Commercial investor	420,427	383,553
Construction	54,806	77,619
Home equity	97,323	86,932
Other residential1	63,850	69,991
Installment and other consumer loans	23,290	26,879
Total loans	992,643	941,400
Allowance for loan losses	(13,224)	(12,392)
Total net loans	$979,419	$929,008

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

As of September 30, 2011, impaired loans totaled $18.6 million (including TDRs of $9.9 million), compared to $14.1 million (including TDRs of $1.2 million) at December 31, 2010. Impaired loans included non-accrual loans totaling $10.7 million at September 30, 2011, compared to $12.9 million at December 31, 2010.  Purchased credit impaired loans totaled $6.5 million at September 30, 2011, including loans totaling $5.4 million that have experienced credit deterioration post Acquisition (included in the impaired loan total mentioned above).  Accruing loans past due 30-89 days increased from $352 thousand at December 31, 2010, and $763 thousand at June 30, 2011 to $5.0 million at September 30, 2011. The increase is mainly attributable to a delinquent construction loan which was in the process of renewal.

Our investment securities portfolio increased $51.9 million in the first nine months of 2011, primarily due to purchases of $91.1 million of securities (primarily U.S. agency securities), partially offset by $26.0 million of pay-downs and maturities of available-for-sale securities. Investment securities in our portfolio that may be backed by mortgages having sub-prime or Alt-A features (certain corporate CMOs) represent 2.9% of our total investment portfolio.

At September 30, 2011, other assets included BOLI of $21.4 million, compared to $18.3 million at December 31, 2010. Other assets also include net deferred tax assets of $5.4 million and $6.6 million at September 30, 2011 and December 31, 2010, respectively. These deferred tax assets consist primarily of tax benefits expected to be realized in future periods related to temporary differences for the allowance for loan losses, depreciation, leases and deferred compensation. Management believes these assets to be realizable due to our consistent record of earnings and the expectation that earnings will continue at a level adequate to realize such benefits.

During the first nine months of 2011, total liabilities increased $143.5 million to $1.2 billion. The increase in total liabilities was primarily due to an increase in deposits of $160.8 million, primarily reflecting the impact of the Acquisition, as well as growth in our core markets. The higher level of deposits reflects growth in most deposit categories, except for CDARS® time deposits, which decreased $34.7 million. Demand deposits comprised 31.8% of total deposits at September 30, 2011, compared to 27.8% at December 31, 2010. In addition, Management has strategically allowed the $9.0 million internet deposits assumed as part of the Acquisition to run off.

Stockholders’ equity increased $11.1 million to $133.0 million during the first nine months of 2011. The increase in stockholders’ equity primarily reflects the net income accumulated during the period, partially offset by cash dividends to shareholders.

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

The Bank’s and Bancorp’s capital adequacy ratios as of September 30, 2011 and December 31, 2010 are presented in the following table.

Capital Ratios for Bancorp			Ratio for Capital
(in thousands; September 30, 2011 unaudited)	Actual Ratio		Adequacy Purposes
As of September 30, 2011	Amount	Ratio	Amount		Ratio
Total Capital (to risk-weighted assets)	$149,350	13.30%	$	≥ 89,801	≥ 8.00%
Tier 1 Capital (to risk-weighted assets)	$130,597	11.63%	$	≥44,901	≥ 4.00%
Tier 1 Capital (to average assets)	$130,597	9.60%	$	≥54,412	≥ 4.00%

As of December 31, 2010
Total Capital (to risk-weighted assets)	$138,545	13.34%	$	≥83,068	≥ 8.00%
Tier 1 Capital (to risk-weighted assets)	$120,375	11.59%	$	≥41,534	≥ 4.00%
Tier 1 Capital (to average assets)	$120,375	9.91%	$	≥48,566	≥ 4.00%

						Ratio to be Well
Capital Ratios for the Bank						Capitalized under
(in thousands; September 30, 2011 unaudited)			Ratio for Capital			Prompt Corrective
	Actual Ratio		Adequacy Purposes			Action Provisions
As of September 30, 2011	Amount	Ratio	Amount		Ratio	Amount		Ratio
Total Capital (to risk-weighted assets)	$145,477	12.96%	$	≥89,799	≥ 8.00%	$	≥112,249	≥ 10.00%
Tier 1 Capital (to risk-weighted assets)	$126,724	11.29%	$	≥44,900	≥ 4.00%	$	≥67,349	≥ 6.00%
Tier 1 Capital (to average assets)	$126,724	9.32%	$	≥54,407	≥ 4.00%	$	≥68,008	≥ 5.00%

As of December 31, 2010
Total Capital (to risk-weighted assets)	$131,817	12.70%	$	≥83,067	≥ 8.00%	$	≥103,834	≥ 10.00%
Tier 1 Capital (to risk-weighted assets)	$113,647	10.95%	$	≥41,533	≥ 4.00%	$	≥62,300	≥ 6.00%
Tier 1 Capital (to average assets)	$113,647	9.36%	$	≥48,566	≥ 4.00%	$	≥60,708	≥ 5.00%

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

As presented in the accompanying unaudited consolidated statements of cash flows, the sources of liquidity vary between periods. Our cash and cash equivalents at September 30, 2011 totaled $132.8 million, an increase of $47.6 million over December 31, 2010. The primary sources of funds during the first nine months of 2011 included $66.7 million increase in net deposits, $44.0 million of cash received from the Acquisition, $44.1 million in pay-downs and maturities of investment securities, $17.4 million net cash provided by operating activities, and  $11.7 million in loan principal collections (net of origination). The primary uses of funds were $96.7 million in investment securities purchases, and $33.5 million in repayment of FHLB borrowings.

At September 30, 2011, our cash and cash equivalents and unpledged available-for-sale securities with estimated maturities within one year totaled $135.0 million. The remainder of the unpledged available for sale securities portfolio of $144.4 million provides additional liquidity. Taken together, these liquid assets equaled 20.5% of our assets at September 30, 2011, compared to 15.1% at December 31, 2010. The increased liquidity at September 30, 2011 was primarily due to the overall growth in net deposits, as well as cash received from the Acquisition.

We anticipate that cash and cash equivalents on hand and other sources of funds will provide adequate liquidity for our operating, investing and financing needs and our regulatory liquidity requirements for the foreseeable future. Management monitors our liquidity position daily, balancing loan funding/payments with changes in deposit activity and overnight investments. Our emphasis on local deposits combined with our 9.8% equity to assets ratio, provides a very stable funding base. In addition to cash and cash equivalents, we have substantial additional borrowing capacity including unsecured lines of credit totaling $77.0 million with correspondent banks.  Further, we have pledged a certain residential loan portfolio that increased our borrowing capacity with the FRB, which totaled $42.5 million at September 30, 2011.  As of September 30, 2011, there is no debt outstanding to correspondent banks or the FRB. We are also a member of the FHLB and have a line of credit (secured under terms of a blanket collateral agreement by a pledge of essentially all of our financial assets) in the amount of $246.9 million, of which $211.9 million was available at September 30, 2011. Borrowings under the line are limited to eligible collateral. The interest rates on overnight borrowings with both correspondent banks and the FHLB are determined daily and generally approximate the Federal Funds target rate.

Undisbursed loan commitments, which are not reflected on the consolidated statements of condition, totaled $264.7 million at September 30, 2011 at rates ranging from 1.91% to 18.00%. This amount included $148.4 million under commercial lines of credit (these commitments are contingent upon customers maintaining specific credit standards), $77.0 million under revolving home equity lines, $17.0 million under undisbursed construction loans, $13.0 million under standby letters of credit, and a remaining $9.3 million under personal and other lines of credit. These commitments, to the extent used, are expected to be funded primarily through the repayment of existing loans, deposit growth and existing balance sheet liquidity. Over the next twelve months $148.6 million of time deposits will mature. We expect these funds to be replaced with new time deposits.

Since Bancorp is a holding company and does not conduct regular banking operations, its primary sources of liquidity are dividends from the Bank. Under the California Financial Code, payment of a dividend from the Bank to Bancorp without advance regulatory approval is restricted to the lesser of the Bank’s retained earnings or the amount of the Bank’s undistributed net profits from the previous three fiscal years. As the Bank made a $28 million distribution to Bancorp in March 2009 in connection with Bancorp’s repurchase of preferred stock, distributions from the Bank to Bancorp will be subject to advance regulatory approval for three years beginning in 2010. The primary uses of funds for Bancorp are stockholder dividends and ordinary operating expenses.  Management anticipates that the current cash level at Bancorp will be sufficient to meet its funding requirements through early 2012, at which time we will apply for regulatory approval for a dividend from the Bank to Bancorp.

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

Since 2009, there has been no change to the Federal funds target rate, which has been kept at a historic low level of 0-0.25%. The Bank currently has low interest rate risk and is slightly asset sensitive in a rising rate environment. During the first nine months of 2011, the Bank’s asset sensitivity increased from the rise in liquidity and variable rate loans. That increase in asset sensitivity was partially offset by the increase in investment securities and interest bearing transaction, savings and money market deposit accounts. If market rates rise, we expect asset sensitivity to increase as loans with interest rates on floors begin to adjust. We have mitigated earnings sensitivity to a certain extent through the procurement of fixed-rate borrowings from the FHLB. Also refer to “Market Risk Management” in our 2010 Annual Report on Form 10-K.

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

ITEM 2       Unregistered Sales of Equity Securities and Use of Proceeds

We did not have any unregistered sales of our equity securities during the three months ended September 30, 2011.

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

Bank of Marin Bancorp
(registrant)

November 7, 2011	/s/ Russell A. Colombo
Date	Russell A. Colombo
President &
Chief Executive Officer
(Principal Executive Officer)

November 7, 2011	/s/ Christina J. Cook
Date	Christina J. Cook
Executive Vice President &
Chief Financial Officer
(Principal Financial Officer)

November 7, 2011	/s/ Cecilia Situ
Date	Cecilia Situ
First Vice President &
Controller
(Principal Accounting Officer)