Form 10-K
period 2011-12-31
Bank of Marin Bancorp
filed 2012-03-12
CIK 1403475

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-K
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:   December 31, 2011
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

Securities registered pursuant to Section 12 (b) of the Act:

None

Securities registered pursuant to section 12(g) of the Act:

Common Stock, No Par Value, and attached Share Purchase Rights	NASDAQ Capital Market
(Title of each class)	Name of each exchange on which registered)

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
Yes  ☐                      No  ☒

As of June 30, 2011, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates, based upon the closing price per share of the registrant’s common stock as reported by the NASDAQ, was approximately $182 million.  For the purpose of this response, directors and officers of the Registrant are considered the affiliates at that date.

As of February 29, 2012 there were 5,345,732 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 15, 2012 are incorporated by reference into Part III.

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

Forward-looking statements are based on Management's current expectations regarding economic, legislative, and regulatory issues that may impact our earnings in future periods. A number of factors - many of which are beyond Management’s control - could cause future results to vary materially from current Management’s expectations. Such factors include, but are not limited to, estimated fair values related to the assets acquired and liabilities assumed of the former Charter Oak Bank; general economic conditions, the current financial uncertainty in the United States and abroad, changes in interest rates, deposit flows, real estate values and competition; changes in accounting principles, policies or guidelines; changes in legislation or regulation; and other economic, competitive, governmental, regulatory and technological factors affecting our operations, pricing, products and services. These and other important factors are detailed in Item 1A Risk Factors section of this report. Forward-looking statements speak only as of the date they are made. We do not undertake to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made or to reflect the occurrence of unanticipated events.

ITEM 1.	BUSINESS

Bank of Marin (the “Bank”) was incorporated in August 1989, received its charter from the California Superintendent of Banks (now the California Department of Financial Institutions or “DFI”) and commenced operations in January 1990. The Bank is an insured bank under the Federal Deposit Insurance Act (“FDIC”). On July 1, 2007 (the “Effective Date”), a bank holding company reorganization was completed whereby Bank of Marin Bancorp (“Bancorp”) became the parent holding company for the Bank, the sole and wholly-owned subsidiary of Bancorp. On the Effective Date, each outstanding share of Bank of Marin common stock was converted into one share of Bank of Marin Bancorp common stock. Bancorp is listed at NASDAQ and assumed the ticker symbol BMRC, which was formerly used by the Bank. Prior to the Effective Date, the Bank filed reports and proxy statements with the FDIC pursuant to Sections 12 of the Securities Exchange Act of 1934 (the “1934 Act”). Upon formation of the holding company, Bancorp became subject to regulation under the Bank Holding Company Act of 1956, as amended, which subjects Bancorp to Federal Reserve Board (“FRB”) reporting and examination requirements.

References in this report to “Bancorp” mean Bank of Marin Bancorp, parent holding company for the Bank. References to “we,” “our,” “us” mean the holding company and the Bank that are consolidated for financial reporting purposes.

Virtually all of our business is conducted through Bancorp’s sole subsidiary, the Bank, which is headquartered in Novato, California.  As of December 31, 2011, we operated through seventeen offices in San Francisco, Marin, Napa and Sonoma counties with a strong focus on supporting the local community. Our customer base is made up of business and personal banking relationships from the communities near the branch office locations.  Our business banking focus is on small to medium-sized businesses, professionals and not-for-profit organizations.

We offer a broad range of commercial and retail deposit and lending programs designed to meet the needs of our target markets.  Our loan products include commercial real estate loans, commercial and industrial loans and lines of credit, construction financing, consumer loans, and home equity lines of credit.  Merchant card services are available for our customers in retail businesses. Through a third party vendor, we offer a proprietary Visa® credit card product combined with a rewards program to our customers, as well as a Business Visa® program for business and professional customers. We also offer cash management sweep to business clients through a third party vendor.

Page - 1

We offer a variety of personal and business checking and savings accounts, and a number of time deposit alternatives, including time certificates of deposit, Individual Retirement Accounts (“IRAs”), Health Savings Accounts, and Certificate of Deposit Account Registry Service (“CDARS®”). CDARS® is a network through which we offer full FDIC insurance coverage in excess of the regulatory maximum by placing deposits in multiple banks participating in the network.  We also offer remote deposit capture, Automated Clearing House services (“ACH”), social security and pension checks, fraud prevention services including identity theft insurance and image lockbox services.  A valet deposit pick-up service is available to our professional and business clients.  Automatic teller machines (“ATM's”) are available at each branch location.

Our ATM network is linked to the PLUS, CIRRUS and NYCE networks.  In January 2009, we began offering free access to a network of nation-wide surcharge-free ATM’s called MoneyPass.  We also offer our depositors 24-hour access to their accounts by telephone and through our internet banking products available to personal and business account holders.

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

Acquisition

As discussed in Note 2 to the Consolidated Financial Statements in Item 8 of this report, in February 2011, we expanded our community banking footprint to Napa County through an FDIC-assisted acquisition of $107.8 million of assets and assumption of $107.7 million of liabilities of the former Charter Oak Bank (the “Acquisition”). No capital has been raised to complete this transaction, as Bancorp has grown capital through the retention of earnings in order to take advantage of such acquisition opportunities. The acquired operations of the former Charter Oak Bank contributed approximately $2.0 million to our results of operations for the period February 18 to December 31, 2011.

Market Area

Our primary market area consists of Marin, San Francisco, Napa and Sonoma Counties.  Our customer base is primarily made up of business and personal banking relationships within these market areas.

We attract deposit relationships from individuals, merchants, small to medium-sized businesses, not-for-profit organizations and professionals who live and/or work in the communities comprising our market areas.  As of December 31, 2011, approximately 74% of our deposits are in Marin and southern Sonoma counties, and approximately 60% of our deposits are from businesses and 40% are from individuals.

Page - 2

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

As of June 30, 2011, the latest data available shows 90 banking offices with $9.0 billion in total deposits served the Marin County market.  As of that same date, there were approximately 5 thrift offices in Marin with $0.7 billion in total deposits.  We have the largest business core deposit market share, representing 25.4% of business core deposits in Marin County1.  A significant driver of our franchise value is the growth and stability of our checking and savings deposits, which are a low cost funding source for our loan portfolio. We have also gained overall deposit market share in our primary market area in 20111. The four financial institutions with the greatest deposit market share in Marin County are Wells Fargo Bank, Bank of America, Bank of Marin, and Westamerica Bank with deposit market shares of 28.0% and 17.9%, 10.0%, and 8.3%, respectively1.

In the southern Sonoma County area of Petaluma, there are approximately 26 banking and thrift offices with $1.4 billion in total deposits as of June 30, 2011.  Compared with our share of 5.0%, the four banking institutions with the greatest overall market share, Wells Fargo Bank, Bank of America, Bank of the West, and Exchange Bank had deposit market shares in Petaluma of 28.3%, 15.6%, 10.0%, and 8.9%, respectively1.

We also compete for depositors' funds with money market mutual funds and with non-bank financial institutions such as brokerage firms and insurance companies.  Among the competitive advantages held by some of these non-bank financial institutions is their ability to finance extensive advertising campaigns and to allocate investment assets to regions of California or other states with areas of highest demand and, therefore, often higher yield.

Nation-wide banks have the competitive advantages of national advertising campaigns and technology infrastructure to achieve economies of scale.  Large commercial banks also have substantially greater lending limits and have the ability to offer certain services which are not offered directly by us.

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

Employees

At December 31, 2011, we employed 232 full-time equivalent (“FTE”) staff.  The actual number of employees, including part-time employees, at year-end 2011 included 4 executive officers, 88 other corporate officers and 155 staff. None of our employees are presently represented by a union or covered by a collective bargaining agreement.  We believe that our employee relations are good.  We have been recognized as one of the “Best Places to Work in the San Francisco Bay Area” by the San Francisco Business Times and the “Best Places to Work” by North Bay Business Journal.

SUPERVISION AND REGULATION

Bank holding companies and banks are extensively regulated under both federal and state law.  The following discussion summarizes certain significant laws, rules and regulations affecting Bancorp and the Bank.

1  Based on the latest available FDIC deposit market share data as of June 30, 2011.

Page - 3

Bank Holding Company Regulation

Upon formation of the bank holding company on July 1, 2007, we became subject to regulation under the Bank Holding Company Act of 1956, as amended (“BHCA”) which subjects Bancorp to FRB reporting and examination requirements.  Under the FRB’s regulations, a bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks.

The BHCA regulates the activities of holding companies including acquisitions, mergers and consolidations and, together with the Gramm-Leach Bliley Act of 1999, the scope of allowable banking activities. Bancorp is also a bank holding company within the meaning of the California Financial Code. As such, Bancorp and its subsidiaries are subject to examination by, and may be required to file reports with, the DFI.

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

The following discussion summarizes certain significant laws, rules and regulations affecting both Bancorp and the Bank. The Bank addresses the many state and federal regulations it is subject to through a comprehensive compliance program that addresses the various risks associated with these issues.

Dividends

The payment of cash dividends by the Bank to Bancorp is subject to restrictions set forth in the California Financial Code (the “Code”).  Prior to any distribution from the Bank to Bancorp, a calculation is made to ensure compliance with the provisions of the Code and to ensure that the Bank remains within capital guidelines set forth by the DFI and the FDIC.  Management anticipates that there will be sufficient earnings at the Bank level to provide dividends to Bancorp to meet its funding requirements for 2012.  See also Note 9 to the Consolidated Financial Statements, under the heading “Dividends” in Item 8 of this report.

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

Page - 4

On February 7, 2011, as required by the Dodd-Frank Act, the FDIC approved a rule that changes the FDIC insurance assessment base from adjusted domestic deposits to a bank’s average consolidated total assets minus average tangible equity, defined as Tier 1 capital.  Since the new base is larger than the current base, the new rule lowers assessment rates to between 2.5 and 9 basis points on the broader base for banks in the lowest risk category, and 30 to 45 basis points for banks in the highest risk category. The change was effective beginning with the second quarter of 2011. Since we have a solid core deposit base and do not rely heavily on borrowings and brokered deposits, the benefit of the lower assessment rate (which has dropped by approximately half for us) significantly outweighed the effect of a wider assessment base.

Community Reinvestment Act

We are subject to the provisions of the Community Reinvestment Act (“CRA”), under which all banks and thrifts have a continuing and affirmative obligation, consistent with safe and sound operations, to help meet the credit needs of their entire communities, including low and moderate income neighborhoods.  The act requires a depository institution’s primary federal regulator, in connection with its examination of the institution, to assess the institution’s record in meeting the requirements in CRA. The regulatory agency’s assessment of the institution’s record is made available to the public.  The record is taken into consideration when the institution establishes a new branch that accepts deposits, relocates an office, applies to merge or consolidate, or expands into other activities.  Our CRA performance is evaluated by the FDIC under the intermediate small bank requirements.  The FDIC’s last CRA performance examination was performed on us and completed on May 7, 2009 with a rating of “Satisfactory”.

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

Consumer Protection Regulations

Our lending activities are subject to a variety of statutes and regulations designed to protect consumers, including the Fair Credit Reporting Act, Equal Credit Opportunity Act, the Fair Housing Act, and the Truth-in-Lending Act. Our deposit operations are also subject to laws and regulations that protect consumer rights including Funds Availability, Truth in Savings, and Electronic Funds Transfers. Additional rules govern check writing ability on certain interest earning accounts and prescribe procedures for complying with administrative subpoenas of financial records. Additionally, a provision of the Federal Reserve Regulation E has been changed effective July 1, 2010 that puts restrictions on institutions assessing overdraft fees on consumer’s accounts relating to debit card usage or other forms of electronic transfer.  As a result, our overdraft fee income has been negatively impacted.  See also analysis captioned “Non interest income” in Item 7 of this report.

Page - 5

Restriction on Transactions between Member Banks and their Affiliates

Transactions between Bancorp and the Bank are quantitatively and qualitatively restricted under Sections 23A and 23B of the Federal Reserve Act and Federal Reserve Regulation W. Section 23A places restrictions on the Bank’s “covered transactions” with Bancorp, including loans and other extensions of credit, investments in the securities of, and purchases of assets from Bancorp. Section 23B requires that certain transactions, including all covered transactions, be on market terms and conditions. Federal Reserve Regulation W combines statutory restrictions on transactions between the Bank and Bancorp with FRB interpretations in an effort to simplify compliance with Sections 23A and 23B.

Capital Requirements

The FRB and the FDIC have adopted risk-based capital guidelines for bank holding companies and banks. Bancorp’s ratios exceed the required minimum ratios for capital adequacy purposes and the Bank meets the definition for well capitalized.  Undercapitalized depository institutions may be subject to significant restrictions. Payment of interest and principal on subordinated debt of the Bank could be restricted or prohibited, with some exceptions, if the Bank were categorized as "critically undercapitalized" under applicable FDIC regulations. For further information on risk-based capital, see Note 16 to the Consolidated Financial Statements in Item 8 of this Form 10-K.

The current risk-based capital guidelines which apply to the Bank are based upon the 1988 capital accord of international Basel Committee referred to as “Basel I.” In January 2009, the Basel Committee proposed to reconsider regulatory-capital standards, supervisory and risk-management requirements and additional disclosures to further strengthen the Basel framework in response to recent worldwide economic developments. The proposed changes, otherwise known as the “Basel III” standards, if adopted, could lead to significantly higher capital requirements, higher capital charges and more restrictive leverage and liquidity ratios. Federal banking regulators have recently issued proposed rules relating to the Basel III requirements.  In the proposed rule it is anticipated that the Basel III requirements will be applicable to all U.S. bank holding companies with consolidated assets of $50 billion or more and any nonbank financial firms that may be designated as systemically important companies.  Bancorp is uncertain as to what eventual effect this will have on a companies such as us, with less than $50 billion in consolidated assets.  There is always the possibility that some of the Basel III requirements may be implemented by bank regulators for banks with less than $50 billion in consolidated assets as a “best practice.”

Sarbanes-Oxley Act of 2002

We are subject to the requirements of the Sarbanes-Oxley Act of 2002 which implemented legislative reforms intended to address corporate and accounting improprieties and among other things:

●	required executive certification of financial presentations;
●	increased requirements for board audit committees and their members;
●	enhanced disclosure of controls and procedures and internal control over financial reporting;
●	enhanced controls over, and reporting of, insider trading; and
●	increased penalties for financial crimes and forfeiture of executive bonuses in certain circumstances.

Emergency Economic Stabilization Act of 2009 (the “EESA”)

In response to the financial crisis affecting the banking system and financial markets and going concern threats of investment banks and other financial institutions, on October 3, 2008, the EESA was signed into law, which gave the U.S. Treasury the authority to, among other things, inject $700 billion capital into the market to stabilize the financial industry.  Pursuant to the EESA, the U.S. Treasury also purchased senior preferred shares from the largest nine financial institutions in the nation and the other financial institutions in a program known as the Treasury Capital Purchase Program (“TCPP”) that was carved out of the Troubled Asset Relief Program (“TARP”).  As a result of our participation in the TCPP, we were subject to restrictions on executive compensation and limitations on dividends and stock repurchases from December 5, 2008 to March 31, 2009, the period that the preferred stock issued to the U.S. Treasury was outstanding. We also issued a warrant to the U.S. Treasury as part of the TCPP to acquire 154,908 shares of our common stock (as adjusted to date).  The warrant was auctioned by the U.S. Treasury and purchased by two institutional investors during November 2011 and remains outstanding.  See Note 9 to the Consolidated Financial Statements in Item 8 of this report for discussion regarding the warrant.

Page - 6

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act

On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act, a landmark financial reform bill comprised of massive volume of new rules and restrictions that will impact banks going forward. It includes key provisions aimed at preventing a repeat of the 2008 financial crisis and a new process for winding down failing, systemically important institutions in a manner as close to a controlled bankruptcy as possible. The Act includes other key provisions as follows:

(1) The Act establishes a new Financial Stability Oversight Council to monitor systemic financial risks. The FRB is given extensive new authorities to impose strict controls on large bank holding companies with total consolidated assets equal to or in excess of $50 billion and systemically significant nonbank financial companies to limit the risk they might pose for the economy and to other large interconnected companies. The FRB can also take direct control of troubled financial companies that are considered systemically significant.

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

(6) The Act states that the FRB is authorized to regulate interchange fees on debit cards and certain general-use prepaid card transactions paid to issuing banks with assets in excess of $10 billion to ensure that they are “reasonable and proportional” to the cost of processing individual transactions, and to prohibit debit and general-use prepaid payment card networks and issuers from requiring transactions to be processed on a single payment network. The FRB issued its final rule on June 29, 2011.

The impact of the Act on our banking operations is still uncertain due to the massive volume of new rules still subject to adoption and interpretation.

Page - 7

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

Page - 8

ITEM 1A.	RISK FACTORS

An investment in our common stock is subject to risks inherent to our business. The material risks and uncertainties that Management believes may affect our business are described below. Before making an investment decision, investors should carefully consider the risks and uncertainties described below, together with all of the other information included or incorporated by reference in this report. The risks and uncertainties described below are not the only ones facing our business. Additional risks and uncertainties that Management is not aware of or focused on or that Management currently deems immaterial may also impair business operations. This report is qualified in its entirety by these risk factors.

If any of the following risks actually occur, our financial condition and results of operations could be materially and adversely affected.

Our Earnings are Significantly Influenced by General Business and Economic Conditions

We are operating in an uncertain economic environment. While there are signs of economic conditions improving, the persistent high unemployment rate, weak business and consumer spending, the U.S. budget deficit and uncertainty in European economies underline that the economy remains very fragile. Economic recovery is expected to be slow and long.  The housing market is not expected to recover soon amid a bleak job market. Business activity across a wide range of industries and regions is greatly affected. Local and state governments are in difficulty due to the reduction in sales taxes resulting from the lack of consumer spending and property taxes resulting from declining property values.  Financial institutions continue to be affected by the contraction of the real estate market, elevated foreclosure rates, long-term high unemployment and underemployment rates and a stricter regulatory environment.  While our market areas have not experienced the same degree of challenge in unemployment as other areas2, the effects of these issues have trickled down to households and businesses in our markets.  There can be no assurance that the recent economic improvement is sustainable and credit worthiness of our borrowers will not deteriorate.

Continued declines in real estate values and home sale volumes, financial stress on borrowers, including job losses, and customers’ inability to pay debt could adversely affect our financial condition and results of operations in the following aspects:

●	Demand for our products and services may decline
●	Low cost or non-interest bearing deposits may decrease
●	Collateral for our loans, especially real estate, may decline further in value
●	Loan delinquencies, problem assets and foreclosures may increase.

Our deposit growth level has outpaced our loan growth recently, which leads to excess liquidity earning a less favorable yield. As the economy is still vulnerable, businesses are wary about capital expenditures or expansion of working capital and consumers are de-leveraging their debts.  Hence, we have noticed a low level of loan demand due to an unfavorable economic climate and intensified competition for creditworthy borrowers, all of which could impact our ability to generate profitable loans.

Nonperforming Assets Take Significant Time To Resolve And Adversely Affect Our Results Of Operations And Financial Condition.

Our nonperforming assets have been maintained at a manageable level historically.  As discussed in Note 2 to the Consolidated Financial Statements in Item 8 of this report, we acquired certain assets of the failed Charter Oak Bank on February 18, 2011.  The Acquisition may expose us to credit issues of acquired assets, which may become nonperforming in the future.

2  Based on the latest available labor market information from Employment Development Department.   Preliminary December 2011 results show that the unemployment rate in Marin County was the lowest in California at 6.5%.  The unemployment rates in Sonoma and Napa County are 8.9% and 9.0%, compared to the state of California at 10.9%.

Page - 9

Nonperforming assets may adversely affect our net income in various ways. Until economic and market conditions improve, we expect to continue to incur elevated losses relating to nonperforming assets. We do not record interest income on non-accrual loans, thereby adversely affecting our income and increasing our loan administration costs. When we take collateral in foreclosures and similar proceedings, we are required to mark the related loan to the then fair value of the collateral, which may result in a loss. While we have tried to reduce our problem assets through workouts, restructurings and otherwise, decreases in the value of these assets, or the underlying collateral, or in these borrowers’ performance or financial conditions, whether or not due to economic and market conditions beyond our control, could adversely affect our business, results of operations and financial condition. In addition, the resolution of nonperforming assets requires significant commitments of time from management, which can be detrimental to the performance of other responsibilities. There can be no assurance that we will not experience further increases in nonperforming loans in the future.

Purchased Loans from the Acquisition May Lose Value if the Estimated Fair Value is Inaccurate

Our determination regarding the fair value of loans purchased in the Acquisition could be inaccurate, which could materially and adversely affect our business, financial condition, results of operations and future prospects. Management makes various assumptions and judgments about the collectability of the acquired loans, including the creditworthiness of borrowers and the value of the real estate and other assets serving as collateral for the repayment of secured loans. The timing and amount of future expected cash flows is hence subject to a great degree of uncertainty. Increases in the amount of future losses in response to different economic conditions or adverse developments in the acquired loan portfolio may result in increased credit loss provisions and could have a negative impact on our operating results.

Recently Enacted Legislation and Other Measures Undertaken by the Government May not Help Stabilize the U.S. Financial System and The Impact of New Financial Reform Legislation is Yet to be Determined

As discussed in Item 1, Section captioned “Supervision and Regulation” above, in 2010, President Obama signed into law a landmark financial reform bill—the Dodd-Frank Act. The rules under the Dodd-Frank Act may change banking statutes and the operating environment of Bancorp and the Bank in substantial and unpredictable ways, and could increase the cost of doing business, decrease our revenues, limit or expand permissible activities or affect the competitive balance depending upon whether or how regulations are implemented. We may be forced to invest significant management attention and resources to make any necessary changes related to the Dodd-Frank Act and any regulations promulgated there under.  The ultimate effect of the changes would have on the financial condition or results of operations of Bancorp or the Bank is uncertain at this time.

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

In addition to changes resulting from the Dodd-Frank Act, recent rules published by the Basel Committee on Banking Supervision, could lead to significantly higher capital requirements, higher capital charges and more restrictive leverage and liquidity ratios. On September 28, 2011, the Basel Committee upheld its view to require an additional loss absorbency amount ranging from 1% to 2.5% on tier 1 capital for global systemically important banks (“G-SIBs”).  While we are not a G-SIB, general expectations of key stakeholders are that the Basel rules will trickle down and affect smaller banks like us, and therefore increase our capital requirements, particularly the tier one common equity ratio, in the future. As a result, it may affect the results of our financial condition or business’ prospects in the future.

The Recent Repeal of Federal Prohibitions on Payment of Interest on Demand Deposits Could Increase Our Interest Expense

On July 21, 2011, the Dodd-Frank Act lifted the prohibitions on payment of interest on demand deposits. Financial institutions can start paying interest on demand deposits in an effort to compete for deposits.  Although we do not currently pay interest on business demand deposits and the current low interest rate environment may delay any significant change in interest rates offered by our main competitors, we may experience increases to our interest expense and interest rate sensitivity and an overall decrease in the net interest margin if we are to offer interest on demand deposits to attract or retain customers in the future.   As a result, it may affect the results of our financial condition, or business’ prospects in the future, especially when interest rates begin to rise.

Page - 10

We May Experience Unfavorable Outcomes with Growth

We seek to expand our franchise safely and consistently. A successful growth strategy requires us to manage multiple aspects of the business simultaneously, such as following adequate loan underwriting standards, balancing loan and deposit growth without increasing interest rate risk or compressing our net interest margin, maintaining sufficient capital, and recruiting, training and retaining qualified professionals.  We have recently expanded into the Napa and the greater Sonoma markets, which may have characteristics unfamiliar to us. We may also experience a lag in profitability associated with the new branch openings.

Our growth strategy also includes merger and acquisition opportunities that either enhance our market presence or have potential for improved profitability through financial management, economies of scale or expanded services. As discussed in Note 2 to the Consolidated Financial Statement in Item 8 of this report, we acquired certain assets and certain liabilities of Napa-based Charter Oak Bank on February 18, 2011 through an FDIC-assisted transaction. While FDIC-assisted acquisitions provide attractive opportunities in part due to loans purchased at significant discounts, acquiring other banks or branches involves risks such as exposure to potential asset quality issues of the target company, potential disruption to our normal business activities and diversion of Management’s time and attention due to integration and conversion efforts. If we pursue our growth strategy too aggressively and fail to execute integration properly, we may not be able to achieve expected synergies or other anticipated benefits.

Interchange Reimbursement Fees and Related Practices Have Been Receiving Significant Legal and Regulatory Scrutiny, and the Resulting Regulations Could Have a Significant Impact on Interchange Fees We Earn

The Dodd-Frank Act includes provisions that regulate the debit interchange rates and certain other network industry practices (the “Durbin Amendment”). In addition, the FRB now has the power to regulate network fees to the extent necessary to prevent evasion of the new rules on interchange rates. The FRB issued a rule to restrict interchange fees on debit cards to 21 cents per transaction and 5 basis points multiplied by the value of the transaction for institutions with $10 billion or more in assets.  Interchange represents a transfer of value between the financial institutions participating in payment networks such as Visa and NYCE, in which we participate. In connection with transactions initiated with cards in a payments system, interchange reimbursement fees are typically paid to issuers, the financial institutions such as us that issue debit cards to cardholders. They are typically paid by network owners, the financial institutions that offer network connectivity and payment acceptance services to merchants.

Despite the statutory attempt to separate out smaller banks from the price controls embodied in the Durbin amendment, the marketplace may drive business to the lowest cost option. Merchants may switch to lower-cost cards and accounts of larger institutions, applying downward pressure on the fees paid to small institutions to compete. In January 2010, Visa announced that it will implement a two-tiered pricing system for debit interchange – one for banks with more than $10 billion in assets, and one for all those under the $10 billion threshold. There is no obligation for networks, such as Visa, to maintain their multiple-tier pricing structure. Community banks such as us may ultimately be harmed as a result. We may be forced to charge lower fees to customers, affecting our profitability. Owners of networks in which we do not participate could elect to charge higher discount rates to merchants, leading merchants not to accept cards for payment, or to steer Visa cardholders to alternate payment systems, hence reducing our transaction volumes.

Page - 11

Negative Conditions Affecting Real Estate May Harm Our Business

Concentration of our lending activities in the California real estate sector could negatively impact our results of operations if the adverse changes in the real estate market in our lending area intensify. Although we do not offer traditional first mortgages, nor have sub-prime or Alt-A residential loans or significant amount of securities backed by such loans in the portfolio, we are not immune from the effect of the set-back of the real estate market. Approximately 85% of our loans were secured by real estate at December 31, 2011, of which 61% were secured by commercial real estate and the remaining 24% by residential real estate. Real estate valuations are impacted by demand, and demand is driven by factors such as employment; when unemployment rises, demand drops. The unemployment rate has stayed at an elevated level since 2009. Most of the properties that secure our loans are located within Marin, San Francisco and Sonoma Counties. While we have seen improvement in real estate sales volume, the selling prices continue to be at a distressed level3.

Loans secured by commercial real estate include those secured by small office buildings, owner-user office/warehouses, mixed-use residential/commercial properties and retail properties. In 2011, office vacancy rates in Marin County have fallen from 25.7% to 23.3%, while industrial vacancy rates have risen from 5.9% to 7.8% and retail rates have fallen slightly from 5.5% to 5.1%4.  In Sonoma County, vacancy rates are generally higher than in Marin County: the rate of industrial, retail, and office vacancies changed from 13.9%, 8.5%, and 22.3% in 2010 to 13.7%, 6.6%, and 23.3% in 2011, respectively4. There can be no assurance that the companies or properties securing our loans will generate sufficient cash flows to allow the borrowers to make full and timely loan payments to us.

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

We are Subject to Interest Rate Risk

Our earnings and cash flows are largely dependent upon our net interest income.  Net interest income is the difference between interest income earned on interest-earning assets, such as loans and securities, and interest expense paid on interest-bearing liabilities, such as deposits and borrowed funds. Interest rates are sensitive to many factors outside our control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the FRB, which regulates the supply of money and credit in the United States. Changes in monetary policy, including changes in interest rates, could influence not only the interest we receive on loans and securities and interest we pay on deposits and borrowings, but could also affect (i) our ability to originate loans and obtain deposits, (ii) the fair value of our financial assets and liabilities, and (iii) the average duration of our mortgage-backed securities portfolio. Our portfolio of securities is subject to interest rate risk and will generally decline in value if market interest rates increase, and generally increase in value if market interest rates decline. Our mortgage-backed security portfolio is also subject to prepayment risk in a low interest rate environment.

In response to the recessionary state of the national economy, the gloomy housing market and the volatility of financial markets, the Federal Open Market Committee of the FRB (“FOMC”) started a series of decreases in Federal funds target rate with seven decreases in 2008, bringing the target rate to a historically low range of 0% to 0.25% through December 2011. In their statement after the first FOMC meeting in 2012, they expect the exceptionally low interest rates to continue through 2014.

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

3  Home sales were up 5.3% in Marin County and 9.6% in Sonoma County in 2011.

4  Based on the latest available real estate information from Keegan & Coppin Company, Inc.

Page - 12

In the current environment of historically low interest rates, it is important for us to mitigate exposure to future increases in interest rates. If interest rates rise by more than 100 basis points, we anticipate that net interest income will rise assuming no additional deposit rate sensitivity. However, it may still take several upward market rate movements for variable rate loans at floors to move above their floor rates. Further, a rise in index rates leads to lower debt service coverage of variable rate loans if the borrower’s operating cash flow doesn’t also rise. This creates a leveraged paradox of an improving economy (leading to higher interest rates), but lower credit quality as short-term rates move up faster than the cash flow or income of the borrowers. Higher interest rates may also depress loan demand, making it more difficult for us to grow loans.

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

Changes in economic conditions affecting borrowers, new information regarding existing loans and their collateral, identification of additional problem loans and other factors, may require an increase in our allowance for loan losses.  In addition, bank regulatory agencies periodically review our allowance for loan losses and may require an increase in the provision for loan losses or the recognition of further loan charge-offs.  In addition, if charge-offs in future periods exceed the allowance for loan losses or the cashflows from the acquired loans do not perform as expected, we will need to record additional provision for loan losses.  Any increases in the allowance for loan losses will result in an adverse impact on net income and capital.

We Face Intense Competition with Other Financial Institutions to Attract and Retain Banking Customers

We are facing significant competition for customers from other banks and financial institutions located in the markets we serve.  We compete with commercial banks, saving banks, credit unions, non-bank financial services companies and other financial institutions operating within or near our serving areas.  Many of our non-bank competitors are not subject to the same extensive regulations as we are, thus, they are able to offer greater flexibility in competing for business.  We anticipate intense competition will be continued for the coming year due to the recent consolidation of many financial institutions and more changes in legislature, regulation and technology. Further, we expect loan demand to continue to be challenging due to the uncertain economic climate and the intensifying competition for creditworthy borrowers, both of which could lead to loan rate concession pressure and could impact our ability to generate profitable loans.

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

Page - 13

We also compete with nation-wide and regional banks much larger than our size, which may be able to benefit from economies of scale through their wider branch network, national advertising campaigns and sophisticated technology infrastructure.

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

Our Ability to Access Markets for Funding and Acquire and Retain Customers Could be Adversely Affected by the Deterioration of Other Financial Institutions or the Financial Service Industry’s Reputation

Reputation risk is the risk to liquidity, earnings and capital arising from negative publicity regarding the financial services industry.  The financial services industry continues to be featured in negative headlines about their roles in the past global and national credit crisis and the resulting stabilization legislation enacted by the U.S. federal government.  These reports can be damaging to the industry’s image and potentially erode consumer confidence in insured financial institutions.  Bank failures in California, including in our own markets, have had a negative impact and additional failures are expected.  In addition, our ability to engage in routine funding and other transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships. As a result, defaults by, or even rumors or questions about, one or more financial services institutions, or the financial services industry generally, have led to market-wide liquidity problems, losses of depositor, creditor and counterparty confidence and could lead to losses or defaults by us or by other institutions. We could experience increases in deposits and assets as a direct or indirect result of other banks’ difficulties or failure, which would increase the capital we need to support such growth or we could experience severe and unexpected decreases in deposits which could adversely impact our liquidity and heighten regulatory concern.

Bancorp and the Bank are Subject to Extensive Government Regulation and Supervision

Bancorp and the Bank are subject to extensive federal and state governmental supervision, regulation and control. Holding company regulations affect the range of activities in which Bancorp is engaged. Banking regulations affect the Bank’s lending practices, capital structure, investment practices and dividend policy among other controls. Future legislative changes or interpretations may also alter the structure and competitive relationship among financial institutions. Legislation is regularly introduced in the U.S Congress and the California Legislature which would impact our operating environment in perhaps substantial and unpredictable ways.  The nature and extent of future legislative and regulatory changes affecting us is unpredictable at this time.

The historic disruptions in the financial marketplace over the past few years have prompted the Obama administration to reform the financial market regulation. This reform includes additional regulations over consumer financial products, bond rating agencies and the creation of a regime for regulating systemic risk across all types of financial service firms. In light of recent economic conditions as well as regulatory and congressional criticism, further restrictions on financial service companies may adversely impact our results of operations and financial condition, as well as increase our compliance risk.

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

Page - 14

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

Under federal law, capital distributions from the Bank would become prohibited, with limited exceptions, if the Bank were categorized as "undercapitalized" under applicable FRB or FDIC regulations.  In addition, as a California bank, the Bank is subject to state law restrictions on the payment of dividends. For further information on the distribution limit from the Bank to Bancorp, see the section captioned “Bank Regulation” in Item 1 above and “Dividends” in Note 9 to the Consolidated Financial Statements in Item 8 below.

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

Page - 15

We also invest in obligations of state and political subdivisions, some of which are experiencing financial difficulties in part due to loss of property tax from falling home values and declines in sales tax revenues from a reduction in retail activities. The 2009 federal stimulus plan funds flowing out to state governments across the country are running down and are expected to continue to decline and be fully utilized by 2013. State and political subdivisions are expected to undergo further financial stress due to the reduced federal funding. While we seek to minimize our exposure by diversifying geographic location of our portfolio and investing in investment grade securities, there is no guarantee that the issuers will remain financially sound to be current with their payments on these debentures.

Deterioration of Credit Quality or Insolvency of Insurance Companies May Impede our Ability to Recover Losses

The recent financial crisis has led certain major insurance companies to the verge of bankruptcy. We have property, casualty and financial institution risk coverage underwritten by several insurance companies, who may not avoid the insolvency risk permeating the insurance industry. In addition, some of our investment in obligations of state and political subdivisions is insured by several insurance companies.  While we closely monitor credit ratings of our insurers and insurers of our municipality securities, and we are poised to make quick changes if needed, we cannot predict an unexpected inability to honor commitments.  We also invest in bank-owned life insurance policies on certain members of senior management, which may lose value in the event of the carriers’ insolvency.  In the event that our bank-owned life insurance policy carriers’ credit ratings fall below investment grade, we may exchange policies underwritten by them to another carrier at a cost charged by the original carrier, or we may terminate the policies which may result in adverse tax consequences.

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

We May Experience a Breach in Cyber-security

Our business requires the secure handling of sensitive client information. We also rely heavily on communications and information systems to conduct our business.  Cyber incidents include intentional attacks or unintentional events that can include gaining unauthorized access to digital systems to disrupt operations, corrupting data, stealing sensitive information or causing denial-of-service on our Web sites.  We store, process and transmit account information in connection with lending and deposit relationships, including funds transfer and online banking.  A breach of cyber-security systems of the Bank, our vendors or customers, or widely publicized breaches of other financial institutions could significantly harm our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability.  While we have systems and procedures designed to prevent security breaches, we cannot be certain that advances in criminal capabilities, physical system or network break-ins or inappropriate access will not compromise or breach the technology protecting our networks or proprietary client information.

Page - 16

We Rely on Third-Party Vendors for Important Aspects of Our Operation

We depend on the accuracy and completeness of information provided by certain key vendors, including but not limited to data processing, payroll processing, technology support, investment security safekeeping and accounting.  Our ability to operate, as well as our financial condition and results of operations, could be negatively affected in the event of an interruption of an information system, an undetected error, or in the event of a natural disaster whereby certain vendors are unable to maintain business continuity.

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

None

ITEM 2.	PROPERTIES

We lease our corporate headquarters building, which houses our primary loan production, operations, and administrative offices, in Novato, California.  We also lease other branch or office facilities within our primary market areas in the cities of Corte Madera, San Rafael, Novato, Sausalito, Mill Valley, Greenbrae, Petaluma, Santa Rosa, Sonoma, Napa and San Francisco, California.  We consider our properties to be suitable and adequate for our needs. For additional information on properties, see Notes 5 and 13 to the Consolidated Financial Statements included in Item 8 of this Form 10-K.

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

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

Page - 17

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Bancorp common stock trades on the NASDAQ Capital Market under the symbol BMRC.  At February 29, 2012, 5,345,732 shares of Bancorp’s common stock, no par value, were outstanding and held by approximately 1,900 holders of record.  The following table sets forth, for the periods indicated, the range of high and low intraday sales prices of Bancorp’s common stock.

Calendar	2011		2010
Quarter	High	Low	High	Low
1st Quarter	$37.72	$31.80	$33.60	$29.19
2nd Quarter	$39.39	$34.04	$36.14	$30.80
3rd Quarter	$39.85	$32.34	$35.50	$30.08
4th Quarter	$38.63	$32.10	$36.00	$31.69

The table below shows cash dividends paid to common shareholders on a quarterly basis in the last two fiscal years.

Calendar	2011		2010
Quarter	Per Share	Dollars	Per Share	Dollars
1st Quarter	$0.16	$848,000	$0.15	$785,000
2nd Quarter	$0.16	$851,000	$0.15	$787,000
3rd Quarter	$0.16	$852,000	$0.15	$789,000
4th Quarter	$0.17	$906,000	$0.16	$844,000

For additional information regarding our ability to pay dividends, see discussion in Note 9 to the Consolidated Financial Statement, under the heading “Dividends,” in Item 8 of this report.

There were no purchases made by or on behalf of Bancorp or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Bancorp’s common stock during the fourth quarter of 2011.

On July 2, 2007, Bancorp executed a shareholder rights agreement (“Rights Agreement”) designed to discourage takeovers that involve abusive tactics or do not provide fair value to shareholders. Refer to Exhibit 4.1 to Registration Statement on Form 8-A12B filed with the Securities and Exchange Commission on July 2, 2007.

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes information as of December 31, 2011, with respect to equity compensation plans.  All plans have been approved by the shareholders.

	(A) Shares to be issued upon exercise of outstanding options		(B) Weighted average exercise price of outstanding options	(C) Shares available for future issuance (Excluding shares in column A)
Equity compensation plans approved by shareholders	299,806	1	$30.71	471,519	2

1 Represents shares of common stock issuable upon exercise of outstanding options under the Bank of Marin 1990 Stock Option Plan, the Bank of Marin 1999 Stock Option Plan and the Bank of Marin Bancorp 2007 Equity Plan.

2 Represents shares of common stock available for future grants under the 2007 Equity Plan and the 2010 Director Stock Plan.

Page - 18

Stock Price Performance Graph

The following graph, provided by Keefe, Bruyette, & Woods, Inc., shows a comparison of cumulative total shareholder return on our common stock during the five fiscal years ended December 31, 2011 compared to Russell 2000 Stock index and peer group index of other financial institutions. We have been part of the Russell 2000 index since July 2009. The comparison assumes $100 was invested on December 31, 2006 in our common stock and all of the dividends were reinvested. The performance graph represents past performance and should not be considered to be an indication of future performance. Ticker symbol BMRC represents the common stock of Bank of Marin Bancorp subsequent to its formation July 1, 2007 and represents the common stock of Bank of Marin for periods prior to the formation of the bank holding company.
	2006	2007	2008	2009	2010	2011
BMRC	100	81	67	90	97	104
Peer Group1	100	66	31	18	20	19
Russell 2000	100	98	65	83	105	101

1BMRC Peer Group represents public California banks with assets between $500 million to $2 billion as of December 31, 2011: FMCB, FCAL, EXSR, BSRR, PFBC, HTBK, AMBZ, BBNK, RCBC, PMBC, HEOP, PPBI, BOCH, NOVB, CVCY, CUNB, FNRN, FNBG, UBFO, CWBC, SWBCD, OVLY, AMRB, PBCA, SAEB, FENB, PFCF, PVLY. The peer group composite index is weighted  by market capitalization and reinvests dividends on the ex-date and adjusts for stock splits, if applicable.

Source: Company Reports, FactSet, and SNL

Page - 19

ITEM 6.	SELECTED FINANCIAL DATA

As of For the Year Ended December 31,	2011	2010	2009	2008	2007	2010/2011
(dollars in thousands, except per share data)						% change

At December 31
Total assets	$1,393,263	$1,208,150	$1,121,672	$1,049,557	$933,901	15.3%
Total loans	1,031,154	941,400	917,748	890,544	724,878	9.5%
Total deposits	1,202,972	1,015,739	944,061	852,290	834,642	18.4%
Total stockholders' equity	135,551	121,920	109,051	125,546	87,774	11.2%
Equity-to-asset ratio	9.7%	10.1%	9.7%	12.0%	9.4%	-3.6%

For year ended December 31
Net interest income	$63,819	$54,909	$52,567	$48,359	$42,742	16.2%
Provision for loan losses	7,050	5,350	5,510	5,010	685	31.8%
Non-interest income	6,269	5,521	5,182	5,356	5,718	13.5%
Non-interest expense	38,283	33,357	31,696	28,677	27,673	14.8%
Net income	15,564	13,552	12,765	12,150	12,324	14.8%
Net income per share (diluted)	2.89	2.55	2.19	2.31	2.31	13.3%
Tax-equivalent net interest margin	5.13%	4.95%	5.17%	5.41%	5.07%	3.6%
Cash dividend payout ratio on common stock 1	22.1%	23.6%	25.8%	23.9%	21.4%	-6.3%

1	Calculated as dividends on common share divided by basic net income per common share.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of  financial condition as of December 31, 2011 and 2010 and results of operations for each of the years in the three-year period ended December 31, 2011 should be read in conjunction with our consolidated financial statements and related notes thereto, included in Part II Item 8 of this report.  Average balances, including balances used in calculating certain financial ratios, are generally comprised of average daily balances.

Forward-Looking Statements

The disclosures set forth in this item are qualified by important factors detailed in Part I captioned Forward-Looking Statements and Item 1A captioned Risk Factors of this report and other cautionary statements set forth elsewhere in the report.

Executive Summary

We reported record annual earnings of $15.6 million in 2011, an increase of $2.0 million, or 14.8% from $13.6 million a year ago.  2011 earnings include the impact of the FDIC assisted acquisition of certain assets and the assumption of certain liabilities of the former Charter Oak Bank on February 18, 2011 partially offset by the $924 thousand pre-payment penalty on the early pay-off of a $20 million fixed-rate FHLB advance.  Diluted earnings per share for the year ended December 31, 2011 totaled $2.89, up $0.34 from $2.55 in the prior year.

The acquired operations of the former Charter Oak Bank contributed approximately $3.2 million to Bancorp’s pre-tax 2011 income, including, among other things, $2.9 million of accretion on purchased non-credit impaired loans, $2.3 million in loan loss provision, $1.9 million of gains recognized in interest income on pay-offs of purchased credit-impaired loans (“PCI”) loans, $1.0 million in Acquisition related third party costs, $683 thousand impairment write-off of the core deposit intangible asset and $146 thousand in pre-tax bargain purchase gain.  The income amounts discussed above exclude allocated overhead and allocated cost of funds.  The accretion on purchased non-credit impaired loans is expected to decline significantly over the next year.

In addition to our entry into the Napa market through the Acquisition, in 2011 we have expanded our community banking footprint in Sonoma County.  In October 2011, the Bank opened a branch in downtown Sonoma and expanded our Santa Rosa loan production office into a full service branch. We have experienced an increase in non-interest expenses and may experience a short-term lag in profitability associated with the new branch openings. We expect that these strategic initiatives will contribute to our profitability in the long term.

Page - 20

We are committed to building strong lending relationships in new and core markets. Total loans reached $1.0 billion at December 31, 2011, representing an increase of $89.8 million, or 9.5%.  The increase reflects the loans in the Napa market totaling $56.3 million at December 31, 2011, primarily the remaining loans purchased in the Acquisition as well as growth in the Bank’s commercial real estate, commercial and industrial and home equity portfolios, partially offset by a decreased emphasis on certain product lines, including construction and other residential lending.

Non-accrual loans totaled $12.0 million, or 1.16% of Bancorp’s loan portfolio at December 31, 2011, compared to $12.9 million or 1.37% a year ago.

The provision for loan losses totaled $7.1 million and $5.4 million in 2011 and 2010, respectively. The increase in the provision for loan losses is primarily driven by $2.3 million of loan loss provision related to the acquired loans, where credit quality has deteriorated since the Acquisition.  The allowance for loan losses of $14.6 million totaled 1.42% of loans at December 31, 2011 compared to $12.4 million or 1.32% at December 31, 2010. The increase in the allowance for loan losses as a percentage of loans reflects a higher level of impaired loans and the related specific reserves. Net charge-offs in 2011 totaled $4.8 million compared to $3.6 million in the prior year.  The increase in net loan charge-offs primarily relates to $1.5 million of charge-offs related to the acquired loans.

Our continued focus on responsible community banking fundamentals and our strong customer relationships has led to higher deposits, a core funding source for our loan portfolio. Total deposits grew $187.2 million, or 18.4%, from a year ago to $1.2 billion at December 31, 2011.  The higher level of deposits reflects growth in most categories, except CDARS® time deposits, which decreased $20.6 million.  Non-interest bearing deposits grew $77.4 million or 27.4% to $359.6 million and comprised 29.9% of total deposits at December 31, 2011, compared to 27.8% a year ago.  The increase in total deposits includes deposits in the Napa market, primarily assumed in the Acquisition, totaling $57.9 million at December 31, 2011.

The tax-equivalent net interest margin was 5.13% in 2011 compared to 4.95% in 2010.  Tax-equivalent net interest income for 2011 totaled $64.9 million, representing an increase of $9.1 million, or 16.3% compared to 2010.  The increase primarily reflects the acquisition of loans from the former Charter Oak Bank and a reduction in the cost of deposits, partially offset by the $924 thousand pre-payment penalty on the Federal Home Loan Bank of San Francisco (“FHLB”) advance in the third quarter of 2011.

In the current environment of historically low interest rates, the largest factors likely to affect our net interest margin in 2012 will be our ability to reduce low-yielding excess liquidity by generating profitable loans to creditworthy borrowers, as well as our responsiveness to competitive pricing on loans and deposits in our market. The Acquisition, especially the accretion on acquired non-PCI loans (expected to decline significantly over the next year) and gains on payoffs of PCI loans, favorably impacted our 2011 net interest margin.  We will need to grow loans significantly to maintain the elevated level of net interest margin.   Further, as fixed rate loans mature, we expect loan production to continue to be challenging due to the uncertain economic climate and the intensifying competition for creditworthy borrowers, both of which could lead to loan rate concession pressure and could impact our ability to generate profitable loans. Lastly, approximately 13% of our loans are variable rate loans, whose repricing intervals lag between one to five years after their applicable rate indices change. The downward repricing on these variable loans will put pressure on our net interest margin.  Refer to Table 10, Loan Portfolio Maturity Distribution and Interest Rate Sensitivity for further information.  It is imperative for us to manage customer and product profitability, especially when the interest rate environment remains stable.

If interest rates increase, we anticipate that net interest income will rise.  The increase in interest income from asset repricing may be partially offset by deposit rate sensitivity. Additionally, it may take several upward market rate movements for variable rate loans at floors to move above the floor rates.

Page - 21

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

Allowance for Loan Losses

Allowance for loan losses is based upon estimates of loan losses and is maintained at a level considered adequate to provide for probable losses inherent in the outstanding loan portfolio. The allowance is increased by provisions charged to expense and reduced by charge-offs, net of recoveries. In periodic evaluations of the adequacy of the allowance balance, Management considers our past loan loss experience by type of credit, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, current economic conditions and other factors. We formally assess the adequacy of the allowance for loan losses on a quarterly basis. These assessments include the periodic re-grading of loans based on changes in their individual credit characteristics including delinquency, seasoning, recent financial performance of the borrower, economic factors, changes in the interest rate environment, and other factors as warranted. Loans are initially graded when originated. They are reviewed as they are renewed, when there is a new loan to the same borrower and/or when identified facts demonstrate heightened risk of default. Confirmation of the quality of our grading process is obtained by independent reviews conducted by outside consultants specifically hired for this purpose and by periodic examination by various bank regulatory agencies. Management monitors delinquent loans continuously and identifies problem loans to be evaluated individually for impairment testing. For loans that are determined impaired, formal impairment measurement is performed at least quarterly on a loan-by-loan basis.

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

The process of estimating fair values of the acquired loans, including the estimate of losses that are expected to be incurred over the estimated remaining lives of the loans at acquisition date and the ongoing updates to Management's expectation of future cash flows, requires significant subjective judgments and assumptions, particularly considering the current economic environment. The economic environment and the lack of market liquidity and transparency are factors that have influenced, and may continue to affect, these assumptions and estimates.

We estimated the fair value of acquired loans at the acquisition date based on a discounted cash flow methodology that considered factors including the type of loan and related collateral, risk classification, fixed or variable interest rate, term of loan and whether or not the loan was amortizing, and current discount rates. Loans were grouped together according to similar characteristics and were treated in the aggregate when applying various valuation techniques. The estimate of expected cash flows incorporates our best estimate of current key assumptions, such as property values, default rates, loss severity and prepayment speeds. The discount rates used for loans were based on current market rates for new originations of comparable loans, where available, and include adjustments for liquidity concerns. To the extent comparable market rates are not readily available, a discount rate was derived based on the assumptions of market participants' cost of funds, servicing costs and return requirements for comparable risk assets.  In either case, the discount rate does not include a factor for credit losses, as that has been considered in estimating the cash flows. The initial estimate of cash flows to be collected was derived from assumptions such as default rates, loss severities and prepayment speeds.

Page - 22

In conjunction with the Acquisition, we purchased certain loans with evidence of credit quality deterioration subsequent to their origination and for which it was probable, at acquisition, that we would be unable to collect all contractually required payments. Management has applied significant subjective judgment in determining which loans are PCI loans. Evidence of credit quality deterioration as of the purchase date may include statistics such as past due and nonaccrual status, risk grades and recent loan-to-value percentages. Revolving credit agreements (e.g. home equity lines of credit and revolving commercial loans), where the borrower had revolving privileges at acquisition date, are not considered PCI loans because the timing and amount of cash flows cannot be reasonably estimated.

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

The initial estimate of cash flows expected to be collected is updated each quarter and requires the continued usage of key assumptions and estimates similar to the initial estimate of fair value. Given the current economic environment, we must apply judgment to develop our estimate of cash flows for PCI loans given the impact of real estate value changes, changing loss severities and prepayment speeds.

For purposes of accounting for the PCI loans purchased in the Acquisition, we elected not to apply the pooling method but to account for these loans individually. Disposals of loans, which may include sales of loans to third parties, receipt of payments in full by the borrower, foreclosure of the collateral or troubled debt restructurings, result in removal of the loan from the PCI loan portfolio at its carrying amount.

If we have probable and significant increases in cash flows expected to be collected on PCI loans, we first reverse any previously established allowance for loan loss and then increase interest income as a prospective yield adjustment over the remaining life of the loans. The impact of changes in variable interest rates is recognized prospectively as adjustments to interest income. All PCI loans that were classified as nonperforming loans prior to Acquisition were no longer classified as nonperforming because, at Acquisition, we believed that we would fully collect the new carrying value of these loans. Subsequent to Acquisition, specific allowances are allocated to PCI loans that have experienced credit deterioration through an increase to the allowance for loan losses. The amount of cash flows expected to be collected and, accordingly, the adequacy of the allowance for loan losses are particularly sensitive to changes in loan credit quality. When there is doubt as to the timing and amount of future cash flows to be collected, PCI are classified as non-accrual loans. It is important to note that judgment is required to classify PCI loans as performing or non-accrual, and is dependent on having a reasonable expectation about the timing and amount of cash flows expected to be collected.

For acquired loans not considered PCI loans, we elect to recognize the entire fair value discount accretion based on the acquired loan’s contractual cash flows using an effective interest rate method for term loans, and on a straight line basis to interest income for revolving lines, as the timing and amount of cash flows under revolving lines are not predictable. Subsequent to Acquisition, if the probable and estimable losses for non-PCI loans exceed the amount of the remaining unaccreted discount, the excess is established as an allowance for loan losses.

For further information regarding our acquired loans, see Note 2 and Note 4 to our Consolidated Financial Statements in this Form 10-K.

Page - 23

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

Fair Value Measurements

We use fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. We base our fair values on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Securities available for sale, derivatives, and loans held for sale, if any, are recorded at fair value on a recurring basis. Additionally, from time to time, we may be required to record certain assets at fair value on a non-recurring basis, such as purchased loans recorded at acquisition date, certain impaired loans held for investment and securities held to maturity that are other-than-temporarily impaired. These non-recurring fair value adjustments typically involve write-downs of individual assets due to application of lower-of-cost or market accounting.

We have established and documented a process for determining fair value. We maximize the use of observable inputs when developing fair value measurements. Whenever there is no readily available market data, Management uses its best estimate and assumptions in determining fair value, but these estimates involve inherent uncertainties and the application of Management’s judgment. As a result, if other assumptions had been used, our recorded earnings or disclosures could have been materially different from those reflected in these financial statements. For detailed information on our use of fair value measurements and our related valuation methodologies, see Note 10 to the Consolidated Financial Statements in Item 8 of this Form 10-K.

Page - 24

RESULTS OF OPERATIONS

Overview

Highlights of the financial results are presented in the following table:

	As of and for the years ended December 31,
(dollars in thousands, except per share data)	2011	2010	2009
For the period:
Net income	$15,564	$13,552	$12,765
Net income per share
Basic	$2.94	$2.59	$2.21
Diluted	$2.89	$2.55	$2.19
Return on average equity	12.01%	11.67%	11.46%
Return on average assets	1.16%	1.14%	1.16%
Common stock dividend payout ratio	22.11%	23.55%	25.79%
Efficiency ratio	54.62%	55.20%	54.89%
At period end:
Book value per common share	$25.40	$23.05	$20.85
Total assets	$1,393,263	$1,208,150	$1,121,672
Total loans	$1,031,154	$941,400	$917,748
Total deposits	$1,202,972	$1,015,739	$944,061
Loan-to-deposit ratio	85.72%	92.68%	97.21%

Summary of Quarterly Results of Operations

Table 1 sets forth the quarterly results of operations for 2011 and 2010:

Table 1	Summarized Statement of Income

	2011 Quarters Ended				2010 Quarters Ended
(dollars in thousands, unaudited)	Dec. 31	Sept. 30	Jun. 30	Mar. 31	Dec. 31	Sept. 30	Jun. 30	Mar. 31
Interest income	$16,666	$17,225	$18,137	$17,086	$15,364	$15,601	$15,505	$14,887
Interest expense	948	2,005	1,134	1,208	1,305	1,636	1,748	1,759
Net interest income	15,718	15,220	17,003	15,878	14,059	13,965	13,757	13,128
Provision for loan losses	2,500	500	3,000	1,050	1,050	1,400	1,350	1,550
Net interest income after provision for loan losses	13,218	14,720	14,003	14,828	13,009	12,565	12,407	11,578
Non-interest income	1,524	1,565	1,581	1,599	1,360	1,307	1,505	1,349
Non-interest expense	9,734	9,421	9,998	9,130	8,037	8,507	8,591	8,222
Income before provision for income taxes	5,008	6,864	5,586	7,297	6,332	5,365	5,321	4,705
Provision for income taxes	1,625	2,631	2,147	2,788	2,424	2,006	1,983	1,758
Net income	$3,383	$4,233	$3,439	$4,509	$3,908	$3,359	$3,338	$2,947
Net income available to common stockholders	$3,383	$4,233	$3,439	$4,509	$3,908	$3,359	$3,338	$2,947

Net income per common share
Basic	$0.64	$0.80	$0.65	$0.85	$0.74	$0.64	$0.64	$0.56
Diluted	$0.63	$0.79	$0.64	$0.84	$0.73	$0.63	$0.63	$0.56

Page - 25

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

Table 2, Distribution of Average Statements of Condition and Analysis of Net Interest Income, compares interest income and average interest-earning assets with interest expense and average interest-bearing liabilities for the three years ended December 31, 2011, 2010 and 2009. The table also indicates net interest income, net interest margin and net interest rate spread for each period presented.

Table 2	Distribution of Average Statements of Condition and Analysis of Net Interest Income

	2011			2010			2009
		Interest			Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Interest-bearing due from banks (1)	$87,365	$222	0.25%	$43,028	$143	0.33%	$164	$1	0.60%
Federal funds sold	---	---	---	3,049	2	0.07	1,752	4	0.23
Investment securities
U.S. Government agencies (2)	120,118	3,478	2.90	91,869	3,234	3.52	70,268	3,304	4.70
Corporate CMOs and other (2)	17,249	636	3.69	13,675	593	4.34	7,397	506	6.84
Obligations of state and political subdivisions (3)	38,204	1,935	5.06	30,893	1,741	5.64	29,221	1,677	5.74
Loans and banker's acceptances (1) (3) (4)	984,211	63,914	6.40	929,755	56,542	6.00	910,456	55,071	5.97
Total interest-earning assets (1)	1,247,147	70,185	5.55	1,112,269	62,255	5.52	1,019,258	60,563	5.86
Cash and non-interest-bearing due from banks	46,673			34,383			46,954
Bank premises and equipment, net	9,136			8,259			8,140
Interest receivable and other assets, net	34,183			31,262			26,041
Total assets	$1,337,139			$1,186,173			$1,100,393
Liabilities and Stockholders' Equity
Interest-bearing transaction accounts	$125,316	$151	0.12%	$98,168	$110	0.11%	$90,159	$115	0.13%
Savings accounts	69,792	98	0.14	51,738	104	0.20	45,944	94	0.20
Money market accounts	405,726	1,286	0.32	390,575	2,467	0.63	391,571	3,235	0.83
CDARS® time accounts	39,514	237	0.60	71,432	842	1.18	51,248	721	1.41
Other time accounts	151,866	1,314	0.87	124,631	1,495	1.20	97,924	1,541	1.57
Overnight borrowings (1)	---	---	---	2	---	0.29	10,659	28	0.26
FHLB fixed-rate borrowings	49,722	2,062	4.15	55,000	1,281	2.33	53,794	1,253	2.33
Subordinated debenture (1)	5,000	147	2.90	5,000	149	2.94	5,000	180	3.55
Total interest-bearing liabilities	846,936	5,295	0.63	796,546	6,448	0.81	746,299	7,167	0.96
Demand accounts	347,682			263,742			232,502
Interest payable and other liabilities	12,983			9,791			9,873
Stockholders' equity	129,538			116,094			111,359
Total liabilities & stockholders' equity	$1,337,139			$1,186,173			$1,100,033
Tax-equivalent net interest income/margin (1)		$64,890	5.13%		$55,807	4.95%		$53,396	5.17%
Reported net interest income/margin		$63,819	5.05%		$54,909	4.87%		$52,567	5.09%
Tax-equivalent net interest rate spread			4.92%			4.71%			4.90%

(1) Interest income/expense is divided by actual number of days in the period times 360 days to correspond to stated interest rate terms, where applicable.
(2) Yields on available-for-sale securities are calculated based on amortized cost balances rather than fair value, as changes in fair value are reflected as a component of stockholders' equity.  Investment security interest is earned on 30/360 day basis monthly.
(3) Yields and interest income on tax-exempt securities and loans are presented on a taxable-equivalent basis using the Federal statutory rate of 35 percent.
(4) Average balances on loans outstanding include non-performing loans. The amortized portion of net loan origination fees is included in interest income on loans, representing an adjustment to the yield.

Page - 26

2011 Compared with 2010:

Tax equivalent net interest income totaled $64.9 million and $55.8 million for the years ended December 31, 2011 and 2010, respectively. The $9.1 million or 16.3% increase was due to an increase in volume of interest-earning assets and the increase in loan yield, offset by the effect of lower yields on investment securities.

The tax-equivalent net interest margin increased to 5.13% in 2011, up eighteen basis points from 2010. The increase in the tax-equivalent net interest margin primarily reflects the acquisition of loans from the former Charter Oak Bank and a reduction in the cost of deposits, partially offset by the $924 thousand pre-payment penalty on the FHLB advance in the third quarter of 2011, as well as lower yields on investment securities and originated loans and a higher concentration of low yielding due from banks.  In 2011, PCI loans paid off early where the payoff amounts exceeded the recorded investment by $1.9 million which favorably impacted our net interest margin by fifteen basis points.  Accretion on the acquired non-PCI loans of $2.9 million contributed twenty-three basis points to the net interest margin.  The net interest spread increased twenty-one basis points from the same period last year for the same reasons.

Average interest-earning assets increased $134.9 million, or 12.1%, in 2011 compared to 2010.  This included increases in average interest-earning due from banks of $44.3 million, average investment securities of $39.1 million and average loan growth of $54.5 million (mainly due to the Acquisition on February 18, 2011).

Market interest rates are in part based on the target Federal funds interest rate (the interest rate banks charge each other for short-term borrowings) implemented by the FOMC. In December of 2008, the target interest rate was brought to a historic low with a range of 0% to 0.25% where it remains as of December 31, 2011.

The yield on interest-earning assets increased three basis points in 2011 compared to 2010.  The yield on the loan portfolio, which comprised 78.9% and 83.6% of average earning assets in 2011 and 2010, respectively, increased forty basis points. The accretion on the acquired non-PCI loans of $2.9 million represents twenty-nine basis points of the increase and the early payoff on PCI loans where the payoff amounts exceeded the recorded investment by $1.9 million represents nineteen basis points of the increase. This increase is partially offset by the decrease in yields on investment securities due to lower yields on recently purchased securities in this low interest rate environment and a higher concentration of low yielding due from banks.  In addition, we have experienced downward repricing and rate concessions on the loan portfolio as well as the addition of new loans at lower current market rates.  The current level of accretion on non-PCI loans is expected to continue to decline.

The average balance of interest-bearing liabilities increased $50.4 million, or 6.3%, in 2011 compared to 2010.  Average deposits grew in most categories, except for CDARS® time deposits, which decreased $31.9 million.  The increase in average deposits was offset by a decrease in average FHLB borrowings of $5.3 million due to the early pay-off of a $20 million FHLB fixed-rate advance at 2.54% on September 19, 2011.

The rate on interest-bearing liabilities decreased eighteen basis points in 2011 compared to 2010, primarily reflecting lower offering rates on money market accounts, as well as the downward re-pricing of time deposits as they mature.  In 2011, the rate on other time deposits, CDARS®, and money market accounts decreased thirty-three basis points, fifty-eight basis points, and thirty-one basis points, respectively. The increase of 1.82% in the rate on FHLB borrowings is due to the $924 thousand pre-payment penalty on the early pay-off of the $20 million fixed-rate advance.

2010 Compared with 2009:

Tax equivalent net interest income totaled $55.8 million and $53.4 million for the years ended December 31, 2010 and 2009, respectively. The $2.4 million or 4.5% increase was due to an increase in volume of interest-earning assets, offset by the effect of lower yields on investment securities.

Average interest-earning assets increased $93.0 million, or 9.1%, in 2010 compared to 2009.  This included increases in average interest-bearing due from banks of $42.9 million, average investment securities of $29.6 million and average loan growth of $19.3 million. In October 2010, we opened our Santa Rosa loan production office, to position the Bank for additional loan growth, particularly in commercial and industrial loans.

The tax-equivalent net interest margin decreased to 4.95% in 2010, down twenty-two basis points from 2009. The decrease in the tax-equivalent net interest margin was primarily due to lower yields on investment securities (as a result of increased prepayments and lower yields on recent additions) and a shift in the relative composition of interest-earning assets from higher-yielding loans to lower-yielding interest-bearing due from banks. The excess liquidity from deposit inflows has not yet been deployed into funding new loans, as the banking industry as a whole has been experiencing challenges with loan demand and the competition for qualified borrowers intensified. The net interest spread decreased nineteen basis points from 2009 for the same reasons.

Page - 27

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

Page - 28

Table 3, Analysis of Changes in Net Interest Income, separates the change in net interest income into two components: 1 Volume – change caused by increases or decreases in the average asset and liability balances outstanding, and 2 Yield/Rate – changes in average yields on earning assets and average rates for interest-bearing liabilities.

Table 3	Analysis of Changes in Net Interest Income

The table indicates that in 2011 and 2010, our net interest income was favorably affected by an increase in the volume of interest-earning assets and increase in loan yields (primarily due to accretion on acquired non-PCI loans and the impact of gains on early payoffs of loans acquired at a discount), partially offset by declines in yields on investment securities and market pricing pressures on loan yields. Further, net interest income in both 2011 and 2010 benefitted from lower rates on deposits, especially money market and time accounts.

2011 compared to 2010	2010 compared to 2009
Yield/	Yield/
(in thousands)	Volume	Rate1	Total	Volume	Rate1	Total
Assets
Interest-bearing due from banks	$113	$(34)	$79	$142	$-	$142
Federal funds sold	(2)	-	(2)	1	(3)	(2)
Investment securities
U. S. Government agencies	818	(574)	244	760	(830)	(70)
Obligations of state and political
Municipal bonds2	370	(176)	194	272	(185)	87
Corporate CMO	132	(89)	43	94	(30)	64
Loans and bankers’ acceptances2	3,536	3,836	7,372	1,174	297	1,471
Total interest-earning assets	4,967	2,963	7,930	2,443	(751)	1,692
Liabilities
Interest-bearing transaction accounts	33	8	41	9	(14)	(5)
Savings accounts	25	(31)	(6)	12	(2)	10
Money market accounts	48	(1,229)	(1,181)	(6)	(762)	(768)
CDARS® time deposits	(191)	(414)	(605)	238	(117)	121
Other time accounts	236	(417)	(181)	320	(366)	(46)
Overnight borrowings	-	-	-	(31)	3	(28)
FHLB fixed-rate borrowings	(220)	1,001	781	3	28	-	28
Subordinated debenture	-	(2)	(2)	-	(31)	(31)
Total interest-bearing liabilities	(69)	(1,084)	(1,153)	570	(1,289)	(719)
Tax-equivalent net interest income	$5,036	$4,047	$9,083	$1,873	$538	$2,411

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
3 Amounts includes a $924 thousand prepayment penalty in 2011 discussed in Note 8 of the consolidated financial statements.

Page - 29

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

Our provision for loan losses totaled $7.1 million in 2011 compared to $5.4 million in 2010. The increase in the provision for loan losses is primarily driven by $2.3 million of loan loss provision related to the acquired loans in the later half of 2011, where credit quality has deteriorated since the Acquisition.  The allowance for loan losses of $14.6 million totaled 1.42% of loans at December 31, 2011, compared to 1.32% at December 31, 2010, respectively.  Net charge-offs in 2011 totaled $4.8 million compared to $3.6 million in the prior year.  The increase in net charge-offs primarily relates to $1.5 million of charge-offs related to the acquired loans. See the section captioned “Allowance for Loan Losses” below for further analysis of the provision for loan losses.

Non-interest Income

The table below details the components of non-interest income.

Table 4	Significant Components of Non-interest Income

				2011 compared to 2010		2010 compared to 2009
	Years Ended			Amount	Percent	Amount	Percent
	December 31,			Increase	Increase	Increase	Increase
(in thousands)	2011	2010	2009	(Decrease)	(Decrease)	(Decrease)	(Decrease)
Service charges on deposit accounts	$1,836	$1,797	$1,782	$39	2.2%	$15	0.8%
Wealth Management and Trust Services	1,834	1,521	1,383	313	20.6	138	10.0
Other non-interest income
Earnings on Bank-owned life insurance	752	690	696	62	9.0	(6)	(0.8)
Customer banking fees and other charges	108	120	98	(12)	(10.0)	22	22.4
Debit card interchange fees	845	486	368	359	73.9	118	32.1
Pre-tax bargain purchase gain	147	---	---	147	NM	---	---
Other income	747	907	855	(160)	(17.6)	52	6.1
Total other non-interest income	2,599	2,203	2,017	396	18.0	186	9.2
Total non-interest income	$6,269	$5,521	$5,182	$748	13.5%	$339	6.5%

NM - Not Meaningful

2011 Compared with 2010:

When comparing 2011 to 2010, service charge income on deposit accounts increased due to a higher number of deposit accounts (mainly from the Acquisition), partially offset by a decrease in overdraft and non-sufficient funds fee income, primarily due to the new regulatory restriction on overdraft fee assessments (Federal Reserve Regulation E), which was effective July 1, 2010.

The increase in Wealth Management and Trust Services (“WMTS”) income is due to higher estate settlement fees and higher rates charged on corporate trust-related services in 2011, as well as an increase in the number of accounts and customer relationships. This is partially offset by volatility in the equity and bond markets which impacts the market value of trust assets and the related investment fees. As of December 31, 2011 and 2010, assets under management totaled approximately $251.4 million and $254.0 million, respectively.

The increase in Bank-owned life insurance (“BOLI”) income in 2011 compared to 2010 is primarily due to additional income earned on $2.5 million in new policies purchased in late March 2011.

The decrease in customer banking fees and other charges is due to less ATM surcharge and higher remote capture fee income waived, partially offset by higher credit card referral fees and check order income, relating to an increase in the number of customer accounts.

The increase in debit card interchange fees is primarily attributable to a steady increase in volume of debit card usage, as well as new accounts from the Acquisition. In June 2011, the FRB finalized a new regulation to restrict interchange fees charged for debit card transactions by banks with more than $10 billion in assets. Although we are exempt under the new rule, market pricing of the interchange fees may drive these revenues down. The effect on market pricing, if any, may take time to realize. Therefore, we cannot quantify the ultimate impact of this rule on such interchange fees.

Page - 30

2011 reflects the pre-tax bargain purchase gain of $147 thousand from the Acquisition.

Other income decreased due to lower merchant interchange income, partially offset by increases on the gain on disposal of repossessed assets, safe deposit box rental income and wire fee income.

2010 Compared with 2009:

When comparing 2010 to 2009, service charge income on deposit accounts remained relatively unchanged.

The increase in WMTS income was due to higher estate settlement and trust-services fees received in 2010, as well as the increase in assets under management. As of December 31, 2010 and 2009, assets under management totaled approximately $254.0 million and $252.5 million, respectively.

BOLI income remained relatively unchanged in 2010 compared to 2009.

The increase in customer banking fees and other charges was due to higher credit card referral fees, miscellaneous card fees, ATM surcharges and check order income, relating to an increase in the number of customer accounts, partially offset by higher remote capture fee income waived.

The increase in debit card interchange fees was primarily due to higher Visa® debit card fees, attributable to a higher volume of Visa® debit card usage, as well as a Bank-wide Visa® debit card promotion program.

The increase in other non-interest income was mainly due to an increase in merchant interchange due to a higher transaction volume from our merchant customers as well as one-time billing adjustments and an increase in the dividend received on FHLB stock, partially offset by a decrease in miscellaneous income.

Non-interest Expense

Table 5, Significant Components of Non-interest Expense, summarizes the amounts and changes in dollars and percentages. Our efficiency ratio (the ratio of non-interest expense divided by the sum of non-interest income and net interest income) totaled 54.62%, 55.20% and 54.89% in 2011, 2010 and 2009, respectively.

Table 5	Significant Components of Non-interest Expense

				2011 compared to 2010		2010 compared to 2009
	Years Ended			Amount	Percent	Amount	Percent
	December 31,			Increase	Increase	Increase	Increase
(dollars in thousands)	2011	2010	2009	(Decrease)	(Decrease)	(Decrease)	(Decrease)
Salaries and related benefits	$20,211	$18,240	$17,001	$1,971	10.8%	$1,239	7.3%
Occupancy and equipment	4,002	3,576	3,516	426	11.9%	60	1.7%
Depreciation and amortization	1,293	1,344	1,370	(51)	(3.8%)	(26)	(1.9%)
FDIC Insurance	1,000	1,506	1,800	(506)	(33.6%)	(294)	(16.3%)
Data processing costs	2,690	1,916	1,650	774	40.4%	266	16.1%
Professional services	2,499	1,917	1,727	582	30.4%	190	11.0%
Other non-interest expense
Advertising	589	459	528	130	28.3%	(69)	(13.1)%
Director expense	493	475	420	18	3.8%	55	13.1%
Impairment and amortization of core deposit intangible	725	---	---	725	NM	---	---
Other expense	4,781	3,924	3,684	857	21.8%	240	6.5%
Total other non-interest expense	6,588	4,858	4,632	1,730	35.6%	226	4.9%
Total non-interest expense	$38,283	$33,357	$31,696	$4,926	14.8%	$1,661	5.2%

Page - 31

2011 Compared with 2010:

The increase in salaries and benefits is primarily due to higher personnel-related costs associated with branch expansion, as well as annual merit increases. The number of average FTE totaled 226 and 201 in 2011 and 2010, respectively.

The increases in occupancy and equipment expense are mainly due to an increase in expenses related to branch expansion, including Napa, Sonoma and a full year of rent for our Santa Rosa branch, partially offset by a full year of cost savings from the relocation of our Corte Madera branch and leases re-negotiated at lower rates.

Depreciation and amortization expense decreased as 2010 reflected the accelerated amortization of leasehold improvements of our old Corte Madera branch when it relocated in July 2010.

The decrease in 2011 FDIC insurance expenses compared to 2010 reflects the revision to the FDIC insurance assessment base. As discussed in the section captioned “FDIC Insurance Assessments” in Item 1 Business above, in February 2011, as required by the Dodd-Frank Act, the FDIC approved a rule that changes the FDIC insurance assessment base from adjusted domestic deposits to a bank’s average consolidated total assets minus average tangible equity, defined as Tier 1 capital. While the new rule expanded the assessment base, it lowered assessment rate to between 2.5 and 9 basis points on the broader base for banks in the lowest risk category. The change was effective for the second quarter of 2011. Since we have a solid core deposit base and do not rely heavily on borrowings and brokered deposits, the benefits of the lower assessment rate significantly outweighed the effect of a wider assessment base. The decrease in FDIC insurance also reflects the expiration of the FDIC Transaction Account Guarantee Program (“TAGP”) on December 31, 2010, which provided unlimited insurance coverage on non-interest-bearing transaction accounts. We paid a 15 basis point surcharge per $100 covered balances in excess of $250 thousand from January to December 2010.

The increase in data processing expense is due to $455 thousand acquisition-related expenses, an annual contractual rate increase, as well as additional ongoing fees relating to a higher number of accounts.

The increase in professional service expenses in 2011 when compared to 2010 primarily reflects expenses incurred related to the Acquisition, including investment banking consultants, legal, accounting and valuation services. Additionally, we incurred more legal fees related to loan workouts in 2011 than in 2010.

Advertising expenses increased, primarily due to the additional expenses related to franchise expansion.

Director fees increased slightly due to the director compensation rate increase.

We recorded a core deposit intangible asset of $725 thousand at Acquisition, of which $683 thousand was written-off in the fourth quarter of 2011 and $42 thousand was amortized during the year. The write-off was primarily due to higher than anticipated runoff of the acquired deposits and a significant decline in alternative funding costs since the Acquisition.

The increase in other non-interest expense from 2010 was primarily due to higher costs associated with an increase in the volume of debit card usage, write-offs of certain assets from the Acquisition, the implementation of a bank-wide customer service training program, higher travel expenses and higher telephone expenses.

2010 Compared with 2009:

The increase in salaries and benefits over 2009 was primarily due to higher personnel-related costs associated with branch expansion, as well as annual merit increases. The number of average FTE totaled 201 and 195 in 2010 and 2009, respectively. In addition, a rise in employee benefit rates contributed to the increase.

The increases in occupancy and equipment expense over 2009 were mainly due to an increase in rent for our Greenbrae branch in its first full-year of service in 2010, and also the new Santa Rosa loan production office, partially offset by cost savings from the relocation of our Corte Madera branch.

The decrease in 2010 FDIC insurance was due to the absence of a special assessment totaling $496 thousand in the second quarter of 2009, partially offset by a higher FDIC assessment rate and higher deposits. Further, we elected to participate in the FDIC Transaction Account Guarantee Program, which provided unlimited insurance coverage on non-interest-bearing transaction accounts defined by the FDIC, on which we paid a 10 basis point surcharge per $100 covered balances in excess of $250 thousand through 2009. The 10 basis point surcharge on non-interest-bearing transaction accounts over $250 thousand increased to 15 basis points from January to December 2010, at which time the program expired.

Page - 32

The increase in data processing expense was due to process re-engineering costs, an annual contractual rate increase, as well as the outsourcing of certain trust operations.

The increase in professional service expenses in 2010 when compared to 2009 was mainly due to higher costs associated with strategic expansion initiatives and investment advisory fees.

Advertising expenses decreased in 2010, primarily due to a decrease in the usage of traditional print advertising channels as part of the marketing program.

Director fees increased due to the director compensation rate increase, partially offset by fewer directors.

The increase in other non-interest expense from 2009 was primarily due to a higher provision for losses on off-balance sheet commitments due to a higher commitment amount, operational losses, higher printing and stationery costs, charitable contributions and staff relation costs.

Provision for Income Taxes

We reported a provision for income taxes of $9.2 million, $8.2 million, and $7.8 million for the years ended December 31, 2011, 2010, and 2009, respectively. The effective tax rates were 37.1%, 37.6%, and 37.9% for those same periods.  These provisions reflect accruals for taxes at the applicable rates for federal income tax and California franchise tax based upon reported pre-tax income, and adjusted for the effects of all permanent differences between income for tax and financial reporting purposes (such as earnings on qualified municipal securities, BOLI and certain tax-exempt loans).  Therefore, there are normal fluctuations in the effective rate from period to period based on the relationship of net permanent differences to income before tax. We have not been subject to an alternative minimum tax (“AMT”) during these periods.

Bancorp and the Bank have entered into a tax allocation agreement which provides that income taxes shall be allocated between the parties on a separate entity basis.  The intent of this agreement is that each member of the consolidated group will incur no greater tax liability than it would have incurred on a stand-alone basis.

Page - 33

FINANCIAL CONDITION

Short-term Investment

At December 31, 2011 and 2010, we had $2.0 million and $19.5 million held in money market accounts with our correspondent banks, respectively, which earned interest at rates between 0.15% to 0.50% during 2011 and 0.35% to 0.55% during 2010.

Investment Securities

We maintain an investment securities portfolio to provide liquidity and to generate earnings on funds that have not been loaned to customers.  Management determines the maturities and the types of securities to be purchased based on the liquidity level and the desire to attain a reasonable investment yield balanced with risk exposure.  Table 6 shows the makeup of the securities portfolio by expected maturity at December 31, 2011 and 2010.  Expected maturities differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.  We estimate and update expected maturity dates quarterly based on current prepayment speeds. Equity securities with a zero cost basis and a fair value of $732 thousand are excluded from the following table because they do not have a stated maturity.

Table 6	Investment Securities

	December 31, 2011				December 31, 2010
(dollars in thousands)				Weighted				Weighted
	Principal	Amortized	Fair	Average	Principal	Amortized	Fair	Average
Type and Maturity Grouping	Amount	Cost1	Value	Yield2	Amount	Cost1	Value	Yield2
Held to maturity
State and municipal
Due within 1 year	$3,428	$3,343	$3,367	2.25%	$1,624	$1,478	$1,500	5.81%
Due after 1 but within 5 years	25,006	24,819	24,931	3.73	5,471	5,304	5,440	4.41
Due after 5 but within 10 years	22,574	22,145	24,240	5.37	20,905	20,589	20,784	5.11
Due after 10 years	4,444	4,431	4,688	6.03	7,561	7,546	7,366	6.01
Total	55,452	54,738	57,226	4.49	35,561	34,917	35,090	5.23
Corporate bonds
Due after 1 but within 5 years	5,000	5,000	4,959	4.00	---	---	---	---
Total	5,000	5,000	4,959	4.00	---	---	---	---
Total held to maturity	60,452	59,738	62,185	4.45	35,561	34,917	35,090	5.23
Available for sale
MBS/CMOs issued by U.S. government agencies
Due within 1 year	6,810	6,710	6,846	5.15	5,946	5,839	5,873	5.16
Due after 1 but within 5 years	74,094	73,235	75,009	3.17	72,509	71,899	73,700	3.56
Due after 5 but within 10 years	18,227	18,169	18,901	3.55	15,518	15,483	15,685	4.10
Due after 10 years	7,822	7,814	8,101	3.84	---	---	---	---
Total	106,953	105,928	108,857	3.41	93,973	93,221	95,258	3.75
Debentures of government sponsored agencies
Due after 1 but within 5 years	8,000	8,000	8,050	1.53	---	---	---	---
Total	8,000	8,000	8,050	1.53	---	---	---	---
Privately issued CMOs
Due after 1 but within 5 years	10,953	10,905	10,770	3.81	15,869	15,849	15,870	4.27
Due after 5 but within 10 years	7,518	7,515	7,427	4.66	---	---	---	---
Total	18,471	18,420	18,197	4.15	15,869	15,849	15,870	4.27
Total available for sale	133,424	132,348	135,104	3.40	109,842	109,070	111,128	3.83
Total	$193,876	$192,086	$197,289	3.73%	$145,403	$143,987	$146,218	4.17%
1 Book value reflects cost, adjusted for accumulated amortization and accretion.
2 Yields on tax-exempt securities are presented on a tax-equivalent basis and weighted average calculation is based on amortized cost of securities.

Page - 34

The carrying amount of our investment securities portfolio, consisting primarily of mortgage-backed securities (“MBS”) issued or sponsored by the U.S. government agencies, state and municipal securities and privately-issued collateralized mortgage obligations (“CMOs”), increased $48.2 million or 32.9% at December 31, 2011 due to a conscious effort to utilize our excess liquidity from deposit inflows that has not been deployed to lending. U.S. government agency MBS or CMO securities, which make up 55.9% and 65.0% of the portfolio at December 31, 2011 and 2010 respectively, increased $13.6 million in 2011.  State and municipal securities, which represented 28.1% and 23.8% of the portfolio at December 31, 2011 and 2010 respectively, increased $19.8 million. See discussion in section captioned “Securities May Lose Value due to Credit Quality of the Issuers” in Item 1A Risk Factors above.  We also purchased $5.0 million of highly-rated corporate bonds in 2011.  The weighted average maturity of the portfolio at December 31, 2011 was approximately four years.

As a member bank of Visa U.S.A., we hold 16,939 shares of Visa Inc. Class B common stock at a zero cost basis.  These shares are restricted from resale until their conversion into Class A (voting) shares upon the termination of Visa Inc.’s covered litigation escrow account pending the final resolution of the Visa Inc. covered litigation.  The fair value of the Class B common stock we own was $732 thousand as of December 31, 2011 based on the Class A as-converted rate of 0.4254.

Mortgage-backed securities in the portfolio at December 31, 2011 totaled $125.6 million, which consisted of $27.5 million pass-through securities issued by FNMA and FHLMC, $81.4 million CMOs issued by FNMA, FHLMC, or Government National Mortgage Association (“GNMA”), and $16.7 million of privately issued CMOs.  We generally invest in mortgage-backed securities with borrowers having strong credit scores and/or collateral compositions reflecting low loan-to-value ratios. Any investment securities in our portfolio that may be backed by sub-prime or Alt-A mortgages, which account for approximately 5.8% of our total security portfolio, relate to privately issued CMOs.  See Note 3 to Consolidated Financial Statements and Item 1A, Risk Factors, for more information on investment securities.

Loans

Table 7	Loans Outstanding by Type at December 31

(dollars in thousands)	2011	2010	2009	2008	2007
Commercial loans	$175,790	$153,836	$164,643	$146,483	$124,336
Real estate
Commercial owner-occupied	174,705	142,590	146,133	140,977	132,614
Commercial investor	446,425	383,553	332,752	326,193	257,127
Construction	51,957	77,619	91,289	121,981	97,153
Home equity	98,043	86,932	83,977	65,076	34,295
Other residential 1	61,502	69,991	69,369	55,600	44,565
Installment and other consumer loans	22,732	26,879	29,585	34,234	34,788
Total loans	1,031,154	941,400	917,748	890,544	724,878
Allowance for loan losses	(14,639)	(12,392)	(10,618)	(9,950)	(7,575)
Total net loans	$1,016,515	$929,008	$907,130	$880,594	$717,303

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

Commercial loans increased $22.0 million in 2011 and decreased $10.8 million in 2010. $14.5 million of the 2011 commercial loan growth represents the remaining balance of loans purchased from the Acquisition. The additional $7.5 million growth in 2011 was the result of our continued emphasis on commercial and industrial lending.  The decrease in 2010 related to increased pay-downs as borrowers de-leveraged, successful resolution of problem loans, and reduced demand by qualified borrowers.

Commercial real estate loans increased $95.0 million in 2011 and $47.3 million in 2010. $32.4 million of the 2011 commercial real estate loan growth represents the remaining balances of loans purchased from the Acquisition. The remaining $62.6 million increase in 2011 reflects several large new relationships in our newer markets, primarily San Francisco and Santa Rosa. Of the commercial real estate loans at December 31, 2011, 72% are non-owner occupied and 28% are owner occupied. Our commercial real estate loan portfolio is weighted towards term loans for which the primary source of repayment is cash flow from net operating income of the real estate property. The following table summarizes our commercial real estate loan portfolio by the geographic location in which the property is located as of December 31, 2011 and 2010:

Page - 35

Table 8	Commercial Real Estate Loans Outstanding by Geographic Location

	December 31, 2011		December 31, 2010
(dollars in thousands)	Amount	% of	Amount	% of
Marin	$245,107	39.5%	$235,584	44.8%
Sonoma	95,697	15.4	80,563	15.3
San Francisco	102,486	16.5	78,307	14.9
Alameda	35,886	5.8	36,083	6.8
Contra Costa	8,054	1.3	7,855	1.5
Napa	46,221	7.4	12,117	2.3
Sacramento	10,446	1.7	11,057	2.1
Other	77,233	12.4	64,577	12.3
Total	$621,130	100.0%	$526,143	100.0%

Construction loans decreased $25.7 million and $13.7 million in 2011 and 2010, respectively, primarily due to a slow-down in construction activities, the successful completion and sell-through of construction development projects booked in prior years, as well as a conscious effort to reduce our concentration in construction loans.  Table 9 below shows an analysis of construction loans by type and location.

Table 9	Construction Loans Outstanding by Type and Geographic Location

(dollars in thousands)	December 31, 2011		December 31, 2010
Construction loans by type	Amount	% of	Amount	% of
Single family non-owner-occupied	$9,949	19.1%	$12,453	16.0%
Single family owner-occupied	351	0.7	3,448	4.4
Commercial non-owner-occupied	8,948	17.2	7,189	9.3
Commercial owner-occupied	818	1.6	3,386	4.4
Land non-owner-occupied	30,040	57.8	37,660	48.5
Land owner-occupied	1,720	3.3	2,595	3.4
Tenants-in-common and other	131	0.3	10,888	14.0
Total	$51,957	100.0%	$77,619	100.0%

Construction loans by geographic location	Amount	% of	Amount	% of
Marin	$11,048	21.3%	$17,710	22.8%
Sonoma	4,545	8.7	7,884	10.1
San Francisco	29,281	56.4	44,310	57.1
Alameda	1,056	2.0	1,748	2.3
Contra Costa	265	0.5	265	0.3
Napa	800	1.5	1,002	1.3
Riverside	4,925	9.5	4,652	6.0
Other	37	0.1	48	0.1
Total	$51,957	100.0%	$77,619	100.0%

Home equity lines of credit increased $11.1 million to $98.0 million in 2011. $10.6 million of the 2011 home equity loan growth represents the remaining balance of loans purchased from the Acquisition. Other residential real estate loans decreased $8.5 million in 2011, primarily due to our de-emphasis on tenants-in-common residential lending, while the balance increased slightly by $622 thousand in 2010.

Approximately 85% and 86% of our outstanding loans are secured by real estate at both December 31, 2011 and 2010. At December 31, 2011, approximately 8% of our commercial real estate loans and 42% of our residential real estate loans contain an interest-only feature as part of the loan terms. Approximately 79% of the interest-only commercial real estate loans and 84% of the residential real estate loans are considered to have low credit risk (graded “Pass”) and are current with their payments. Also see Item 1A, Risk Factors, regarding our loan concentration risk. As of December 31, 2011, approximately $22.5 million of our loans have interest reserves, the majority of which are construction loans.  When we determine a loan is impaired before the interest reserve has been depleted, the interest funded by the interest reserve is applied against loan principal. As of December 31, 2011, no construction loans having interest reserve balances were determined to be impaired.

Page - 36

Variable rate loans at their established interest rate floors or ceilings are included as fixed rate loans in the following table. Table 10 shows a shift towards fixed rate loans within the portfolio in 2011 when compared to 2010 as variable rate loans continued to re-price down to their floor rates in a low-interest rate environment. The large majority of the variable rate loans are tied to independent indices (such as the Wall Street Journal prime rate or a Treasury Constant Maturity Rate). Most loans with an original term of more than five years have provisions for the fixed rates to reset, or convert to a variable rate, after one, three or five years.

Table 10	Loan Portfolio Maturity Distribution and Interest Rate Sensitivity

	December 31, 2011				December 31, 2010
	Fixed	Variable			Fixed	Variable
(dollars in thousands)	Rate	Rate	Total	Percent	Rate	Rate	Total	Percent
Due within 1 year	$126,443	$106,002	$232,445	22.5%	$134,346	$118,860	$253,206	26.9%
Due after 1 but within 5 years	213,560	32,650	246,210	23.9	214,467	52,236	266,703	28.3
Due after 5 years	552,499	---	552,499	53.6	421,491	---	421,491	44.8
Total	$892,502	$138,652	$1,031,154	100.0%	$770,304	$171,096	$941,400	100.0%
Percentage	86.55%	13.45%	100.00%		81.83%	18.17%	100.00%

Page - 37

Allowance for Loan Losses

Credit risk is inherent in the business of lending.  As a result, we maintain an allowance for loan losses to absorb losses inherent in our loan portfolio through a provision for loan losses charged against earnings. All specifically identifiable and quantifiable losses are charged off against the allowance.  The balance of our allowance for loan losses is Management’s best estimate of the remaining losses inherent in the portfolio. The ultimate adequacy of the allowance is dependent upon a variety of factors beyond our control, including the real estate market, changes in interest rates and economic and political environments. Based on the current conditions of the loan portfolio, Management believes that the $14.6 million allowance for loan losses at December 31, 2011 is adequate to absorb losses inherent in our loan portfolio. No assurance can be given, however, that adverse economic conditions or other circumstances will not result in increased losses in the portfolio.

The Components of the Allowance for Loan Losses

As stated previously in “Critical Accounting Policies,” and Note 1 to the Consolidated Financial Statements in this report, the overall allowance consists of a specific allowance for individually identified impaired loans, an allowance factor for categories of credits with similar characteristics and trends, and an allowance for changing economic factors (e.g., portfolio trends, concentration of credit, growth, economic factors, etc.).

The first component, the specific allowance, results from the analysis of identified problem credits and the evaluation of sources of repayment including collateral, as applicable. Through Management’s ongoing loan grading process and credit monitoring process, individual loans are identified that have conditions that indicate the borrower may be unable to pay all amounts due under the contractual terms. These loans are evaluated individually for impairment by Management and specific allowances for loan losses are established when the fair value of the impaired loan is less than the recorded investment in the loan. For loans determined to be impaired, the extent of the impairment is measured based on the present value of expected future cash flows discounted at the loan's effective interest rate at origination, based on the loan's observable market price, or based on the fair value of the collateral, if the loan is collateral dependent.  Generally with problem credits that are collateral-dependent, we obtain appraisals/evaluations of the collateral at least annually. Impaired loan balances increased from $14.1 million at December 31, 2010 to $20.1 million at December 31, 2011. The increase in impaired loans is primarily the result of newly identified TDR loans upon the adoption of Accounting Standards Update No. 2011-02, as well as PCI loans that have experienced credit deterioration post-Acquisition. The specific allowance increased from $1.1 million at December 31, 2010 to $2.9 million at December 31, 2011. The increase in the specific allowance primarily relates to an increased number of impaired loans and deteriorating collateral values associated with those impaired loans.  We are proactive in charging-off the uncollectible portion of impaired loans.  The increase in specific reserves is also a function of higher levels of commercial, residential real estate, home equity and construction loans awaiting resolution of pending events before a determination can be made as to whether or not the loan should be charged-off.

The second component, the allowance factor, is an estimate of the probable inherent losses in each loan pool stratified by major segments or loans with similar characteristics in our loan portfolio. This analysis encompasses our entire loan portfolio, but excludes any loans that were analyzed individually for specific allowances as discussed above and excludes acquired loans where the discount has not been fully accreted.  This analysis also includes loan types and economic and business conditions unique to each segment, including the Bank’s own loss history. For loans graded “Substandard” and not already evaluated for impairment in the first component analysis above, they are also assigned an allowance factor. Confirmation of the quality of our grading process is obtained by independent reviews conducted by consultants specifically hired for this purpose and by various bank regulatory agencies. There are limitations to any credit risk grading process. The number of loans makes it impractical to review every loan at every reporting date. Therefore, it is possible that in the future some currently performing loans not recently graded will not be as strong as their last grading and an insufficient portion of the allowance will have been allocated to them. Grading and loan review often must be done without knowing whether all relevant facts are at hand. Troubled borrowers may deliberately or inadvertently omit important information from reports or conversations with lending officers regarding their financial condition and the diminished strength of repayment sources.

The total amount allocated for the second component is determined by applying loss estimation factors to outstanding loan types. At December 31, 2011 and 2010, the allowance allocated by categories of credits totaled $8.5 million and $8.3 million, respectively. As disclosed in Note 4 to Consolidated Financial Statements in Item 8 below, loans graded “Substandard” totaled $63.2 million and $53.2 million as of December 31, 2011 and 2010, respectively. During 2011, Management evaluated the allowance factors used based on historical loss experience during this economic cycle, as well as expected loan loss trends inherent in the portfolio.  The impact of this evaluation resulted in a net increase to the second component of $115 thousand.

Page - 38

The third component of the allowance for loan losses is an economic component that is not allocated to specific loans or groups of loans, but rather is intended to absorb losses caused by portfolio trends, concentration of credit, growth, and economic trends. This is Management’s best estimate of the probable impact that economic changes may have on the loan portfolio as a whole.  The general valuation allowance, including the economic component and unallocated allowance, increased from $3.0 million at December 31, 2010 to $3.2 million at December 31, 2011 due to loan growth. Management proactively evaluates economic and other qualitative loss factors used to determine the adequacy of the allowance for loan losses. After assessing the economic outlook, Management did not revise the economic loss factor in 2011 due to limited signs of economic change.  Economic recovery has been limited and continued financial stress has been experienced by borrowers in our markets. The persistently high unemployment rate and restrained spending by consumers and businesses are expected to prevent rapid economic expansion and recovery of housing prices.

Table 11 shows the allocation of the allowance by loan type as well as the percentage of total loans in each of the same loan types.

Table 11	Allocation of Allowance for Loan Losses

	December 31, 2011		December 31, 2010		December 31, 2009		December 31, 2008		December 31, 2007
		Loans as		Loans as		Loans as		Loans as		Loans as
	Allowance	percent	Allowance	percent	Allowance	percent	Allowance	percent	Allowance	percent
	balance	of total	balance	of total	balance	of total	balance	of total	balance	of total
(dollars in thousands)	allocation	loans	allocation	loans	allocation	loans	allocation	loans	allocation	loans
Commercial loans	$4,334	17.1%	$3,114	16.3%	$2,544	17.9%	$2,306	16.5%	$1,811	17.2%
Real Estate
Commercial, owner-occupied	1,305	16.9	1,037	15.2	1,006	15.9	978	15.8	799	18.3
Commercial, investor	3,710	43.3	4,134	40.7	3,000	36.3	2,933	36.7	2,067	35.5
Construction	1,505	5.0	1,694	8.3	1,832	9.9	2,118	13.6	1,659	13.4
Home Equity	1,444	9.5	643	9.2	586	9.2	453	7.3	205	4.7
Other residential	940	6.0	738	7.4	734	7.6	588	6.2	426	6.1
Installment and other consumer	1,182	2.2	835	2.9	662	3.2	563	3.9	430	4.8
Unallocated allowance	219	N/A	197	N/A	254	N/A	11	N/A	178	N/A
Total allowance for loan losses	$14,639		$12,392		$10,618		$9,950		$7,575
Total percent		100.00%		100.00%		100.00%		100.00%		100.00%

The allowance for loan losses as a percentage of loans totaled 1.42% at December 31, 2011, compared to 1.32% at December 31, 2010.  The increase in the allowance for loan losses as a percentage of loans reflects a higher level of specific reserves on impaired loans across most loan categories, most notably in our commercial and industrial portfolio, mainly related to the weak economic environment.

Page - 39

Table 12 shows the activity in the allowance for loan losses for each of the years in the five-year period ended December 31, 2011. Net charge-offs totaled $4.8 million and $3.6 million in 2011 and 2010, respectively.  The increase primarily relates to $1.5 million of charge-offs related to the acquired loans. Our 2011 commercial loan losses have stemmed primarily from unsecured commercial loans, as well as commercial loans secured by real estate where the property values have declined. Net charge-offs of construction loans in 2010 and 2009 have stemmed primarily from the land development and single-family residential construction projects in Oregon and Sonoma County, California, where property values have been affected more significantly than in our core market of Marin County.  The percentage of net charge-offs to average loans was 0.49% in 2011, compared to 0.38% in 2010, reflecting the factors discussed above.

Table 12	Allowance for Loan Losses at December 31

(dollars in thousands)	2011	2010	2009	2008	2007
Beginning balance	$12,392	$10,618	$9,950	$7,575	$8,023
Cumulative-effect adjustment of election of fair value accounting on indirect auto portfolios 1	---	---	---	---	(1,048)
Provision for loan losses	7,050	5,350	5,510	5,010	685
Loans charged off
Commercial	(3,306)	(643)	(1,552)	(1,100)	---
Real Estate
Commercial	(113)	(47)	(9)	---	---
Construction	(473)	(2,628)	(3,046)	(1,508)	---
Home equity	(554)	(150)	(96)	---	---
Installment and other consumer	(456)	(318)	(659)	(72)	(115)
Total	(4,902)	(3,786)	(5,362)	(2,680)	(115)
Loan loss recoveries
Commercial	57	95	52	24	---
Real Estate
Commercial	4
Construction	9	95	397	---	---
Home equity	13
Installment and other consumer	16	20	71	21	30
Total	99	210	520	45	30
Net loans charged off	(4,803)	(3,576)	(4,842)	(2,635)	(85)
Ending balance	$14,639	$12,392	$10,618	$9,950	$7,575

Total loans outstanding at end of year, before deducting allowance for loan losses	$1,031,154	$941,400	$917,748	$890,544	$724,878

Average total loans outstanding during year	$984,211	$929,755	$910,456	$798,369	$703,087

Ratio of allowance for loan losses to total loans at end of year	1.42%	1.32%	1.16%	1.12%	1.05%

Net charge-offs to average loans	0.49%	0.38%	0.53%	0.33%	0.01%

Ratio of allowance for loan losses to net charge-offs	304.8%	346.5%	219.3%	377.6%	8,911.8%

1 In conjunction with the election of accounting for the indirect auto loan portfolio at fair value in 2007, an unrealized loss of $3.5 million was recorded as a reduction of loans, and the allowance for loan losses was reduced by $1.0 million.

Page - 40

Non-performing assets for each of the past five years are presented below. The increase in impaired loans from 2010 to 2011 is primarily due to newly identified TDR loans upon the adoption of Accounting Standards Update No. 2011-02, as well as PCI loans that have experienced credit deterioration post-Acquisition.  The ratio of allowance for loan losses to non-accrual loans increased from 95.9% at December 31, 2010 to 122.3% at December 31, 2011.  There were no other real estate owned at the end of the years presented.

Table 13	Non-performing Assets at December 31

(dollars in thousands)	2011	2010	2009	2008	2007
Non-accrual loans:
Commercial	$2,955	$2,486	$910	$145	$	---
Real Estate
Commercial, owner-occupied	2,033	632	3,722	---		---
Commercial, investor	741	---	---	---		---
Construction	3,014	9,297	6,520	5,804		---
Home equity line of credit	766	---	100	288		144
Other residential	1,942	148	---	---		---
Installment and other consumer	519	362	313	455		---
Total non-accrual loans	11,970	12,925	11,565	6,692		144
Repossessed personal properties	25	135	96	---		---
Total non-performing assets	11,995	13,060	11,661	6,692		144

Accruing restructured loans:
Commercial	2,741	---	49	---		---
Real Estate
Construction	290	---	---	---		---
Home Equity	279	259	---	---		---
Other residential	1,464	---	---	---		---
Installment and other consumer	1,552	925	566	119		---
Total accruing restructured loans	6,326	1,184	615	119		---

Accreting impaired PCI loans1:
Commercial real estate	1,710	---	---	---		---
Commercial	139	---	---	---		---
Total accreting impaired PCI loans	1,849	---	---	---		---

Total impaired loans	20,145	14,109	12,180	6,811		$144

Allowance for loan losses to non-accrual loans at period end	122.3%	95.9%	91.8%	148.7%		5260.4%

Non-accrual loans to total loans	1.16%	1.37%	1.26%	0.75%		0.02%

1	The expected cash flows on these PCI loans declined post-Acquisition, yet continue to accrete interest based on the revised expected cash flows.

Troubled debt restructured loans, whose contractual terms have been restructured in a manner which grants a concession to a borrower experiencing financial difficulties, totaled $10.7 million and $1.2 million as of December 31, 2011 and 2010, respectively.  For more information, refer to Note 4 under “Troubled Debt Restructuring”.

Other Assets

As financial institutions continue to fail, the FDIC Deposit Insurance Fund depletes rapidly. Therefore, in December 2009, the FDIC required banks to prepay their regular insurance premiums for 2010 through 2012. Other assets included $2.2 million and $3.0 million of prepaid FDIC assessments at December 31, 2011 and 2010, respectively. Each quarter through 2012, the prepaid insurance asset balance will be reduced by the FDIC insurance expense that is applicable to that quarter.

BOLI totaled $21.6 million at December 31, 2011, compared to $18.3 million at December 30, 2010, and is recorded in other assets. Other assets also include net deferred tax assets of $7.0 million and $6.6 million at December 31, 2011 and 2010, respectively. These deferred tax assets consist primarily of tax benefits expected to be realized in future periods related to temporary differences of allowance for loan losses, depreciation, state tax, stock-based compensation and deferred compensation.  Management believes these assets to be realizable due to our consistent record of earnings and the expectation that earnings will continue at a level adequate to realize such benefits.

Page - 41

In addition, we held $5.4 million and $5.0 million of FHLB stock recorded at cost in other assets at December 31, 2011 and 2010, respectively. The FHLB paid $12 thousand and $16 thousand in cash dividends in 2011 and 2010, respectively.  On February 22, 2012, FHLB declared a cash dividend for the fourth quarter of 2011 at an annualized dividend rate of 0.48%.  Management does not believe that FHLB stock is other-than-temporarily-impaired as we expect to be able to redeem the stock at cost.

Deposits

Deposits, which are used to fund our interest earning assets, increased $187.2 million, or 18.4%, in 2011.  Failures in a large number of banks have led to increased customer concern over safety and soundness rather than yield. We believe that we have successfully attracted new deposits due to our financial soundness, our personalized customer service, and our focus on relationship-building and cross-selling. The economic downturn also appears to have impacted the general public’s investment behavior, as evidenced by a national trend of increasing household savings and movement away from higher-risk equity investments.

The increase in deposits reflects growth in most deposit categories, except for CDARS® time deposits, which decreased $20.6 million, primarily reflecting the movement by one client of balances from CDARS® to money market accounts within the Bank. We believe the increase in non-interest bearing deposits is due to customers seeking safety as all non-interest bearing transaction accounts are fully insured by the FDIC.  No individual customer accounted for more than 5% of deposits.

Table 14 shows the relative composition of our average deposits for the years 2011, 2010 and 2009.

Table 14	Distribution of Average Deposits

	Years ended December 31,
	2011		2010		2009
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Non-interest bearing	$347,682	30.5%	$263,742	26.4%	$232,502	25.6%
Interest bearing transaction	125,316	11.0	98,168	9.8	90,159	9.9
Savings	69,792	6.1	51,738	5.2	45,944	5.0
Money market	405,726	35.6	390,575	39.0	391,571	43.1
CDARS®	39,514	3.5	71,432	7.1	51,248	5.6
Other Time deposits
Less than $100,000	46,686	4.1	43,069	4.3	36,350	4.0
$100,000 or more	105,180	9.2	81,562	8.2	61,574	6.8
Total other time deposits	151,866	13.3	124,631	12.5	97,924	10.8
Total Average Deposits	$1,139,896	100.00%	$1,000,286	100.00%	$909,348	100.00%

Table 15 below shows the maturity groupings for time deposits of $100,000 or more, including CDARS® deposits at December 31, 2011, 2010 and 2009.

Table 15	Maturities of Time Deposits of $100,000 or more at December 31

	December 31,
(in thousands)	2011	2010	2009
Three months or less	$66,999	$77,173	$56,456
Over three months through six months	23,704	24,135	19,446
Over six months through twelve months	28,913	35,713	30,458
Over twelve months	31,982	18,699	5,830
Total	$151,598	$155,720	$112,190

Page - 42

Borrowings

We currently have $261.2 million in secured lines of credit with FHLB, $41.2 million with Federal Reserve Bank of San Francisco (“FRBSF”) and $77.0 million in unsecured lines with correspondent banks to cover any short or long-term borrowing needs.  As of December 31, 2011, we had two FHLB fixed-rate advances outstanding totaling $35 million, leaving $226.2 million available borrowing capacity with FHLB. The FRBSF and correspondent bank lines were not utilized at December 31, 2011. For additional information, see Note 8 to the Consolidated Financial Statements in Item 8 of this Form 10-K.

Deferred Compensation Obligations

We maintain a nonqualified, unfunded deferred compensation plan for certain key management personnel.  Under this plan, participating employees may defer compensation, which will entitle them to receive certain payments upon retirement, death, or disability.  The plan provides for payments for up to fifteen years commencing upon retirement and reduced benefits upon early retirement, disability, or termination of employment. The participating employee may elect to receive payments over periods not to exceed fifteen years. At December 31, 2011 and 2010, our aggregate payment obligations under this plan totaled $2.7 million and $2.8 million, respectively.

We established a Salary Continuation Plan on January 1, 2011.  The plan was to provide a percentage of salary continuation benefits to a select group of executive management upon retirement.  At December 31, 2011, our liability under the Salary Continuation Plans was $114 thousand recorded in interest payable and other liabilities.  This Plan is unfunded and nonqualified for tax purposes and for purposes of Title I of the Employee Retirement Income Security Act of 1974.

For additional information, see Note 11 to the Consolidated Financial Statements in Item 8 below.

Off Balance Sheet Arrangements

We make commitments to extend credit in the normal course of business to meet the financing needs of our customers.  For additional information, see Note 17 to the Consolidated Financial Statements in Item 8 below.

Commitments

The following is a summary of our contractual commitments as of December 31, 2011.

Table 16	Contractual Commitments at December 31, 2011

	Payments due by period
(in thousands)	<1 year	1-3 years	4-5 years	>5 years	Total
Operating leases	$2,670	$5,212	$5,315	$14,091	$27,288
Federal Home Loan Bank borrowings	20,000	---	---	15,000	35,000
Subordinated debenture	---	---	---	5,000	5,000
Total	$22,670	$5,212	$5,315	$34,091	$67,288

The contractual amount of loan commitments not reflected on the Consolidated Statement of Condition was $276.8 million and $252.7 million at December 31, 2011 and 2010, respectively.

As permitted or required under California law and to the maximum extent allowable under that law, we have certain obligations to indemnify our current and former officers and directors for certain events or occurrences while the officer or director is, or was serving, at our request in such capacity. These indemnification obligations are valid as long as the director or officer acted in good faith and in a manner the person reasonably believed to be in, or not opposed to, our best interests, and with respect to any criminal action or proceeding, had no reasonable cause to believe his or her conduct was unlawful.  The maximum potential amount of future payments we could be required to make under these indemnification obligations is unlimited; however, we have a director and officer insurance policy that mitigates our exposure and enables us to recover a portion of any future amounts paid.  As we believe the possibility of potential claims to be remote and any amounts under the indemnifications would be covered by the insurance policy, we have not recorded an indemnification obligation.

Page - 43

Capital Adequacy

As discussed in Note 16 to the Consolidated Financial Statements, the Bank’s capital ratios are above regulatory guidelines to be considered "well capitalized" and Bancorp’s ratios exceed the required minimum ratios for capital adequacy purposes.  The Bank’s total risk-based capital ratio increased from 12.70% at December 31, 2010 to 12.89% at December 31, 2011, primarily due to the accumulation of net income of the Bank in 2011 of $16.1 million, partially offset by the effect of growth in total risk-weighted assets driven mainly by the loan portfolio purchased from the acquisition and increases in investment securities.  Bancorp’s total risk-based capital ratio decreased from 13.34% at December 31, 2010 to 13.13% at December 31, 2011, primarily due to an increase in total risk-weighted assets, partially offset by the accumulation of net income of Bancorp of $15.6 million in 2011, net of 3.5 million dividends paid to stockholders.

We expect to maintain strong capital levels. Our potential sources of capital include future earnings and shares issued upon the exercise of stock options. In addition, the warrant to purchase 154,908 shares of our common stock remains outstanding. The warrant, if exercised, would provide us with $4.2 million additional Tier 1 capital. We are also positioned to access capital markets, if necessary, for up to $75 million through a shelf registration filed on Form S-3 in the fourth quarter of 2009.

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

As presented in the accompanying consolidated statements of cash flows, the sources of liquidity vary between periods. Consolidated cash and cash equivalents at December 31, 2011 totaled $129.7 million, an increase of $44.5 million over December 31, 2010. The primary sources of funds during 2011 included a $93.2 million net increase in deposits, $44.0 million of cash received from the Acquisition, $70.0 million in pay-downs and maturities of investment securities, and $22.4 million net cash provided by operating activities.  The primary uses of funds were $119.5 million for investment securities purchases, $33.5 million in repayment of FHLB borrowings, and $25.2 million in loan originations (net of principal collections).  The banking industry, as a whole, is experiencing diminished loan demand from qualified borrowers.

At December 31, 2011, our cash and cash equivalents and unpledged available-for-sale securities maturing within one year totaled $136.6 million. The remainder of the unpledged available-for-sale securities portfolio of $123.5 million provides additional liquidity. These liquid assets equaled 18.7% of our assets at December 31, 2011, compared to 15.1% at December 31, 2010, well in excess of our internal liquidity policy. The increased liquidity at December 31, 2011 was primarily due to deposit growth exceeding loan growth and cash received from the Acquisition.

Page - 44

We anticipate that cash and cash equivalents on hand and other sources of funds will provide adequate liquidity for our operating, investing and financing needs and our regulatory liquidity requirements for the foreseeable future. Management monitors our liquidity position daily, balancing loan funding/payments with changes in deposit activity and overnight investments.  Our emphasis on local deposits combined with our 9.7% equity to assets ratio, provides a very stable funding base. In addition to cash and cash equivalents, we have substantial additional borrowing capacity including unsecured lines of credit totaling $77.0 million with correspondent banks.  Further, on March 30, 2009, we pledged a certain residential loan portfolio that increased our borrowing capacity with the FRBSF, which totaled $41.2 million at December 31, 2011.  As of December 31, 2011, there is no debt outstanding to correspondent banks or the FRBSF.  We are also a member of the FHLB and have a line of credit (secured under terms of a blanket collateral agreement by a pledge of essentially all of our financial assets) in the amount of $261.2 million, of which $226.2 million was available at December 31, 2011. Borrowings under the line are limited to eligible collateral. The interest rates on overnight borrowings with both correspondent banks and the FHLB are determined daily and generally approximate the Federal Funds target rate.

Undisbursed loan commitments, which are not reflected on the consolidated statement of condition, totaled $276.8 million at December 31, 2011 at rates ranging from 1.91% to 18.00%.  This amount included $155.3 million under commercial lines of credit (these commitments are contingent upon customers maintaining specific credit standards), $75.6 million under revolving home equity lines, $23.7 million under undisbursed construction loans, $9.3 million under personal and other lines of credit, and a remaining $12.9 million under standby letters of credit.  These commitments, to the extent used, are expected to be funded primarily through the repayment of existing loans, deposit growth and existing balance sheet liquidity. Over the next twelve months, $156.8 million of time deposits will mature. We expect these funds to be replaced with new time or savings accounts.

Since Bancorp is a holding company and does not conduct regular banking operations, its primary sources of liquidity are dividends from the Bank. Under the California Financial Code, payment of a dividend from the Bank to Bancorp is restricted to the lesser of the Bank’s retained earnings or the amount of the Bank’s undistributed net profits from the previous three fiscal years.  The primary uses of funds for Bancorp are stockholder dividends and ordinary operating expenses.  At December 31, 2011, Bancorp held $2.8 million of cash and approximately $2.7 million of the Bank’s retained earnings is available to be distributed to Bancorp.  When combined, these funds are deemed sufficient to cover Bancorp’s operational needs and cash dividends to shareholders for the next twelve months.   Management anticipates that there will be sufficient earnings at the Bank level to provide dividends to Bancorp to meet its funding requirements for the foreseeable future.

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

From time to time, we enter into certain interest rate swap contracts designated as fair value hedges to mitigate the changes in the fair value of specified long-term fixed-rate loans and firm commitments to enter into long-term fixed-rate loans caused by changes in interest rates. See Note 15 to the consolidated financial statements.

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

Page - 45

To measure the relative magnitude of the repricing for each category of interest earning asset and interest bearing liability given various changes in market rates, we rely on a sophisticated simulation model.  At December 31, 2011, the model indicated that we had low interest rate risk and we were slightly asset sensitive in a rising interest rate environment. In 2011, our asset sensitivity increased from the rise in liquidity and variable rate loans.  That asset sensitivity was partially offset by the increase in investment securities and interest bearing transactions, savings and money market deposit accounts.  As shown in Table 17 below, if the market rates rise by more than 200 basis points, we expect asset sensitivity to increase as our loans with interest rates on floors will start to float again and net interest income will increase.

In the following simulation of NII under various interest rate scenarios, the simplified statement of condition is processed against four interest rate change scenarios, in 100 basis point increments. As the Federal funds target rate at December 31, 2011 was already at its historic low of 0-0.25%, it is unlikely that there will be further reductions in the target rate. Therefore, a reduction-in-rate scenario is not considered in the following table at December 31, 2011.  Each of these scenarios assumes that the change in interest rates is immediate and interest rates remain at the new levels.

Table 17 summarizes the effect on NII due to changing interest rates as measured against the flat rate scenario.

Table 17	Effect of Interest Rate Change on Net Interest Income at December 31, 2011

Changes in Interest	Estimated change in NII
Rates (in basis points)	(as percent of NII)
up 400	4.3%
up 300	2.7%
up 200	1.3%
up 100	0.3%

The above table estimates the impact of interest rate changes. The estimated changes are within our policy guidelines established by ALCO. The results shown reflect a lag in the upward re-pricing of loans due to loans on floors.

As stated previously in the section captioned “Supervision and Regulation” in Item 1 Business of this report, the Dodd-Frank Act repealed the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts beginning July 21, 2011.  We have not incurred significant interest expense on business transaction accounts since the legislation took effect in July 2011. If we are to pay interest on certain deposits that are currently non-interest bearing, causing these deposits to become rate sensitive in the future, we will become less asset sensitive than the model currently indicates.

Interest rate sensitivity is a function of the repricing characteristics of our assets and liabilities. As with any simulation model or other method of measuring interest rate risk, certain limitations are inherent in the process. For example, although certain of our assets and liabilities may have similar maturities or repricing time frames, they may react differently to changes in market interest rates. In addition, the changes in interest rates on certain categories of either our assets or liabilities may precede or lag changes in market interest rates. Further, the actual rates and timing of prepayments on loans and investment securities could vary significantly from the assumptions used in the various scenarios. Lastly, changes in U.S. Treasury rates accompanied by a change in the shape of the yield curve could produce different results from those presented in the table. Accordingly, the results presented should not be relied upon as indicative of actual results in the event of changing market interest rates.

Page - 46

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Bank of Marin Bancorp

We have audited the accompanying consolidated statements of condition of Bank of Marin Bancorp and subsidiary (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. We also have audited the Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting and Compliance with Applicable Laws and Regulations. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bank of Marin Bancorp and subsidiary as of December 31, 2011 and 2010, and the consolidated results of their operations and their cash flows each of the three years in the period ended December 31, 2011, in conformity with generally accepted accounting principles in the United States of America. Also in our opinion, Bank of Marin Bancorp maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Moss Adams LLP
Stockton, California
March 12, 2012

Page - 47

504 Redwood Blvd, Suite 100
Novato, CA 94947

March 12, 2012

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

Management has assessed Bancorp’s internal control over financial reporting encompassing both financial statements prepared in accordance with generally accepted accounting principles and those prepared for regulatory reporting purposes as of December 31, 2011. The assessment was based on criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, Management believes that, as of December 31, 2011, Bancorp maintained effective internal control over financial reporting encompassing both financial statements prepared in accordance with generally accepted accounting principles and those prepared for regulatory reporting purposes in all material respects. Management also believes that Bancorp complied with the designated safety and soundness laws and regulations pertaining to insider loans and dividend restrictions during 2011.

Management’s assessment of the effectiveness of Bancorp’s internal control over financial reporting as of December 31, 2011 has been audited by Moss Adams LLP, an independent registered public accounting firm, which expresses an unqualified opinion as stated in their report which appears on the previous page.

/s/ Russell A. Colombo
Russell A. Colombo, President and Chief Executive Officer

/s/ Christina J. Cook
Christina J. Cook, EVP and Chief Financial Officer

Page - 48

CONSOLIDATED STATEMENTS OF CONDITION at December 31, 2011 and 2010

(in thousands, except share data)	December 31, 2011	December 31, 2010

Assets
Cash and due from banks	$127,732	$65,724
Short-term investments	2,011	19,508
Cash and cash equivalents	129,743	85,232

Investment securities
Held to maturity, at amortized cost	59,738	34,917
Available for sale (at fair value, amortized cost $132,348 and $109,070 at December 31, 2011 and 2010, respectively)	135,104	111,736
Total investment securities	194,842	146,653

Loans, net of allowance for loan losses of $14,639 and $12,392 at December 31, 2011 and 2010, respectively	1,016,515	929,008
Bank premises and equipment, net	9,498	8,419
Interest receivable and other assets	42,665	38,838

Total assets	$1,393,263	$1,208,150

Liabilities and Stockholders' Equity

Liabilities
Deposits
Non-interest bearing	$359,591	$282,195
Interest bearing
Transaction accounts	134,673	105,177
Savings accounts	75,617	56,760
Money market accounts	434,461	371,352
CDARS® time accounts	46,630	67,261
Other time accounts	152,000	132,994
Total deposits	1,202,972	1,015,739

Federal Home Loan Bank borrowings	35,000	55,000
Subordinated debenture	5,000	5,000
Interest payable and other liabilities	14,740	10,491

Total liabilities	1,257,712	1,086,230

Stockholders' Equity
Preferred stock, no par value
Authorized - 5,000,000 shares; none issued	---	---
Common stock, no par value
Authorized - 15,000,000 shares
Issued and outstanding - 5,336,927 shares and 5,290,082 shares at December 31, 2011 and 2010, respectively	56,854	55,383
Retained earnings	77,098	64,991
Accumulated other comprehensive income, net	1,599	1,546

Total stockholders' equity	135,551	121,920

Total liabilities and stockholders' equity	$1,393,263	$1,208,150

The accompanying notes are an integral part of these consolidated financial statements.

Page - 49

CONSOLIDATED STATEMENTS OF INCOME for the fiscal years ended December 31, 2011, 2010 and 2009

	Years ended
(in thousands, except per share data)	December 31, 2011	December 31, 2010	December 31, 2009

Interest income
Interest and fees on loans	$63,479	$56,239	$54,816
Interest on investment securities
Securities of U.S. Government agencies	3,478	3,234	3,304
Obligations of state and political subdivisions	1,299	1,146	1,103
Corporate debt securities and other	636	593	506
Interest on Federal funds sold and short-term investments	222	145	5
Total interest income	69,114	61,357	59,734

Interest expense
Interest on interest bearing transaction accounts	151	110	115
Interest on savings accounts	98	104	94
Interest on money market accounts	1,286	2,467	3,235
Interest on CDARS® time accounts	237	842	721
Interest on other time accounts	1,314	1,495	1,541
Interest on borrowed funds	2,209	1,430	1,461
Total interest expense	5,295	6,448	7,167

Net interest income	63,819	54,909	52,567
Provision for loan losses	7,050	5,350	5,510
Net interest income after provision for loan losses	56,769	49,559	47,057

Non-interest income
Service charges on deposit accounts	1,836	1,797	1,782
Wealth Management and Trust Services	1,834	1,521	1,383
Other income	2,599	2,203	2,017
Total non-interest income	6,269	5,521	5,182

Non-interest expense
Salaries and related benefits	20,211	18,240	17,001
Occupancy and equipment	4,002	3,576	3,516
Depreciation and amortization	1,293	1,344	1,370
FDIC insurance	1,000	1,506	1,800
Data processing	2,690	1,916	1,650
Professional services	2,499	1,917	1,727
Other expense	6,588	4,858	4,632
Total non-interest expense	38,283	33,357	31,696
Income before provision for income taxes	24,755	21,723	20,543

Provision for income taxes	9,191	8,171	7,778
Net income	$15,564	$13,552	$12,765

Preferred stock dividends and accretion	---	---	$(1,299)
Net income available to common stockholders	$15,564	$13,552	$11,466

Net income per common share:
Basic	$2.94	$2.59	$2.21
Diluted	$2.89	$2.55	$2.19

Weighted average shares used to compute net income per common share:
Basic	5,302	5,238	5,182
Diluted	5,384	5,314	5,242

Dividends declared per common share	$0.65	$0.61	$0.57

The accompanying notes are an integral part of these consolidated financial statements.

Page - 50

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY for the fiscal years ended December 31, 2011, 2010 and 2009

				Accumulated Other
					Comprehensive
	Preferred	Common Stock		Retained	Income,
(dollars in thousands)	Stock	Shares	Amount	Earnings	Net of Taxes	Total

Balance at December 31, 2008	27,055	5,146,798	51,965	46,138	388	125,546
Comprehensive Income:
Net income	---	---	---	12,765	---	12,765
Other comprehensive income
Net change in unrealized gain on available for sale securities (net of tax effect of $168)	---	---	---	---	230	230
Comprehensive income	---	---	---	12,765	230	12,995
Accretion of preferred stock	945	---	---	(945)	---	---
Repurchase of preferred stock	(28,000)	---	---	---	---	(28,000)
Stock options exercised	---	61,175	873	---	---	873
Excess tax benefit - stock-based compensation	---	---	291	---	---	291
Stock issued under employee stock purchase plan	---	894	24	---	---	24
Restricted stock granted	---	11,575	---	---	---	---
Stock-based compensation - stock options	---	---	330	---	---	330
Stock-based compensation - restricted stock	---	---	73	---	---	73
Cash dividends paid on common stock	---	---	---	(2,960)	---	(2,960)
Dividends on preferred stock	---	---	---	(354)	---	(354)
Stock issued in payment of director fees	---	9,087	233	---	---	233
Balance at December 31, 2009	---	5,229,529	$53,789	$54,644	$618	$109,051
Net income	---	---	---	13,552	---	13,552
Other comprehensive income
Net change in unrealized gain on available for sale securities (net of tax effect of $672)	---	---	---	---	928	928
Comprehensive income	---	---	---	13,552	928	14,480
Stock options exercised	---	49,940	895	---	---	895
Excess tax benefit - stock-based compensation	---	---	132	---	---	132
Stock issued under employee stock purchase plan	---	563	17	---	---	17
Restricted stock granted	---	6,150	---	---	---	---
Restricted stock forfeited / cancelled	---	(2,320)	---	---	---	---
Stock-based compensation - stock options	---	---	241	---	---	241
Stock-based compensation - restricted stock	---	---	109	---	---	109
Cash dividends paid on common stock	---	---	---	(3,205)	---	(3,205)
Stock issued in payment of director fees	---	6,220	200	---	---	200
Balance at December 31, 2010	---	5,290,082	$55,383	$64,991	$1,546	$121,920
Net income	---	---	---	15,564	---	15,564
Other comprehensive income
Net change in unrealized gain on available for sale securities (net of tax effect of $37)	---	---	---	---	53	53
Comprehensive income	---	---	---	15,564	53	15,617
Stock options exercised	---	34,913	741	---	---	741
Excess tax benefit - stock-based compensation	---	---	120	---	---	120
Stock issued under employee stock purchase plan	---	982	33	---	---	33
Restricted stock granted	---	5,675	---	---	---	---
Restricted stock forfeited / cancelled	---	(315)	---	---	---	---
Stock-based compensation - stock options	---	---	234	---	---	234
Stock-based compensation - restricted stock	---	---	143	---	---	143
Cash dividends paid on common stock	---	---	---	(3,457)	---	(3,457)
Stock issued in payment of director fees	---	5,590	200	---	---	200
Balance at December 31, 2011	---	5,336,927	$56,854	$77,098	$1,599	$135,551
The accompanying notes are an integral part of these consolidated financial statements.

Page - 51

BANK OF MARIN BANCORP CONSOLIDATED STATEMENTS OF CASH FLOWS for the fiscal years ended December 31, 2011, 2010 and 2009

	Year ended December 31,
(in thousands)	2011	2010	2009
Cash Flows from Operating Activities:
Net income	$15,564	$13,552	$12,765
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	7,050	5,350	5,510
Compensation expense--common stock for director fees	200	200	210
Stock-based compensation expense	377	350	403
Excess tax benefits from exercised stock options	(99)	(102)	(157)
Amortization and impairment write-off of core deposit intangible	725	---	---
Amortization of investment security premiums, net of accretion of discounts	1,385	1,194	337
Accretion on acquired loans	(4,275)	---	---
Decrease in deferred loan origination fees, net1	(1,200)	(119)	(172)
Loss on sale of investment securities	---	---	4
Depreciation and amortization	1,293	1,344	1,370
Bargain purchase gain on acquisition, net of tax	(85)	---	---
Loss on disposal of premise and equipment	117	3	---
Earnings on bank owned life insurance policies1	(752)	(690)	(696)
(Gain) loss on sale of repossessed assets	(10)	15	29
Net change in operating assets and liabilities:
Interest receivable	(431)	131	(257)
Interest payable	(33)	97	57
Deferred rent and other rent-related expenses	236	253	260
Other assets1	1,051	713	(6,507)
Other liabilities	1,268	1,138	675
Net cash provided by operating activities	22,381	23,429	13,831

Cash Flows from Investing Activities:
Proceeds from sale of premises and equipment	18	---	---
Purchase of securities held to maturity	(26,804)	(5,464)	(8,706)
Purchase of securities available for sale	(92,686)	(50,517)	(57,814)
Proceeds from sale of securities	---	---	5,343
Proceeds from paydowns/maturity of:
Securities held to maturity	1,755	790	320
Securities available for sale	68,251	37,158	36,209
Loans originated and principal collected, net1	(25,182)	(26,804)	(33,984)
Purchase of bank owned life insurance policies	(2,500)	---	---
Purchase of premises and equipment	(2,472)	(1,723)	(1,121)
Proceeds from sale of repossessed assets	421	216	42
Cash receipt from acquisition	44,042	---	---
Redemption of Federal Home Loan Bank stock	219	---	---
Net cash used in investing activities	(34,938)	(46,344)	(59,711)

Cash Flows from Financing Activities:
Net increase in deposits	93,152	71,678	91,771
Proceeds from stock options exercised	741	895	873
Repayment of Federal Home Loan Bank borrowings	(33,500)	---	(1,800)
Preferred stock repurchased	---	---	(28,000)
Cash dividends paid on common stock	(3,457)	(3,205)	(2,960)
Cash dividends paid on preferred stock	---	---	(451)
Stock issued under employee stock purchase plan	33	17	24
Excess tax benefits from exercised stock options	99	102	157
Net cash provided by financing activities	57,068	69,487	59,614

Net increase in cash and cash equivalents	44,511	46,572	13,734
Cash and cash equivalents at beginning of period	85,232	38,660	24,926
Cash and cash equivalents at end of period	$129,743	$85,232	$38,660
Supplemental disclosure of cash flow information:
Cash paid for interest	$5,328	$7,246	$7,110
Cash paid for income taxes	$9,159	$7,610	$8,571
Supplemental disclosure of non-cash investing and financing activities:
Loans transferred to repossessed assets	$301	$270	$168
Stock issued in payment of director fees	$200	$200	$233
Accretion of preferred stock	---	---	$945
Acquisition:
Fair value of assets acquired	$107,763	---	---
Fair value of liabilities assumed	$107,678	---	---

1  Amounts for prior periods have been reclassified to conform to current financial statement presentation.

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

Nature of Operations:  Bancorp, headquartered in Novato, CA, conducts business primarily through its wholly-owned subsidiary, the Bank, which provides a wide range of financial services to customers, who are predominantly professionals, small and middle-market businesses, and individuals who work and/or reside in Marin, Napa, San Francisco and Sonoma counties. Besides the headquarter office in Novato, CA, the Bank operates ten branches in Marin County, one in Napa County, one in San Francisco and five in Sonoma County.  Our accounting and reporting policies conform to generally accepted accounting principles and general practice within the banking industry.  A summary of our significant policies follows.

Cash and Cash Equivalents include cash, due from banks, Federal funds sold and other short-term investments with maturity less than three months at the time of origination.

Investment Securities are classified as "held to maturity," "trading securities" or "available for sale."  Investments classified as held to maturity are those that we have the ability and intent to hold until maturity and are reported at cost, adjusted for the amortization or accretion of premiums or discounts.  Investments held for resale in anticipation of short-term market movements are classified as trading securities and are reported at fair value, with unrealized gains and losses included in earnings.  Investments that are neither held to maturity nor trading are classified as available for sale and are reported at fair value. Unrealized gains and losses, net of related tax, are reported as a separate component of comprehensive income and included in stockholders' equity until realized.  For discussion of our methodology in determining fair value, see Note 10.

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

Originated Loans are reported at the principal amount outstanding net of deferred fees, charge-offs and the allowance for loan losses (“ALLL”).  Interest income is accrued daily using the simple interest method.  Loans are placed on non-accrual status when Management believes that there is doubt as to the collection of principal or interest, generally when they become contractually past due by ninety days or more with respect to principal or interest, except for loans that are well-secured and in the process of collection.  When loans are placed on non-accrual status, any accrued but uncollected interest is reversed from current-period interest income and interest income is recorded only after the loan is brought current or after all principal and past due interest has been collected. For loans whose contractual terms have been restructured in a manner which grants a concession to a borrower experiencing financial difficulties (“troubled debt restructuring”), they are returned to accrual status when there has been a sustained period of repayment performance (generally, six consecutive monthly payments) according to the modified terms and there is reasonable assurance of repayment and of performance.

Loan origination fees and commitment fees, offset by certain direct loan origination costs, are deferred and amortized as yield adjustments over the contractual lives of the related loans.

Loan Charge-Off Policy: For all types of loans except overdraft accounts, we generally fully or partially charge down to its net realizable value for a non-collateral-dependent loan, or the fair value of collateral securing the loan for a collateral-dependent loan when: (1) it is deemed uncollectable; (2) the loan has been classified as a loss by either our internal loan review process or external examiners; or (3) the loan is 180 days past due unless both well secured and in the process of collection. For an overdraft account, we generally charge it off when it is more than 90 days delinquent.

Allowance for Loan Losses is based upon estimates of loan losses and is maintained at a level considered adequate to provide for probable losses inherent in the loan portfolio.  The allowance is increased by provisions for loan losses charged against earnings and reduced by charge-offs, net of recoveries.

In periodic evaluations of the adequacy of the allowance balance,  Management considers current economic conditions, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, our past loan loss experience and other factors. The ALLL is based on estimates and ultimate losses may vary from current estimates. Our Asset/Liability Management Committee (“ALCO”) reviews the adequacy of the ALLL at least quarterly, to include consideration of the relative risks in the portfolio and current economic conditions.  The allowance is adjusted based on that review if, in the judgment of the ALCO and Management, changes are warranted.

The overall allowance consists of specific allowances for individually identified impaired loans, an allowance factor for pools of credits and allowances for changing environmental factors (e.g., portfolio trends, concentration of credit, growth, economic factors, etc.).

The first component, the specific allowance, results from the analysis of identified problem credits and the evaluation of sources of repayment including collateral, as applicable. Through Management’s ongoing loan grading and credit monitoring process, individual loans are identified that have conditions that indicate the borrower may be unable to pay all amounts due under the contractual terms. These loans are evaluated for impairment individually by Management. Management considers a loan to be impaired when it is probable we will be unable to collect all amounts due according to the contractual terms of the loan agreement.  When the fair value of the impaired loan is less than the recorded investment in the loan, the difference is recorded as the impairment through the establishment of the specific allowance. For loans determined to be impaired, the extent of the impairment is measured based on the present value of expected future cash flows discounted at the loan's effective interest rate at origination, based on the loan's observable market price, or based on the fair value of the collateral, if the loan is collateral dependent.  Generally with problem credits that are collateral-dependent, we obtain appraisals of the collateral at least annually. We may obtain appraisals more frequently if we believe the collateral value is subject to market volatility, if a specific event has occurred to the collateral, or if we believe foreclosure is imminent.

Page - 54

The second component is an estimate of the probable inherent losses in each loan pool stratified by major segments of loans with similar characteristics in our loan portfolio. This analysis encompasses our entire loan portfolio and excludes acquired loans where the discount has not been fully accreted. Loans are segmented into the following pools: commercial real estate, construction, commercial, and consumer loans. Management also sub-segments these segments into classes based on the associated risks within those segments. Commercial real estate loans are divided into the following two classes: owner-occupied and non-owner-occupied. Consumer loans are divided into three classes: residential real estate, home equity and other consumer loans. The total amount allocated for the second component is determined by applying loss multipliers to outstanding loans in each loan pool. Loss multipliers for loan pools are based on analysis of local economic factors, current loan portfolio quality, historical loss experience and trends applicable to each loan pool.  Local economic factors considered include state and local unemployment rates, occupancy rates and sales statistics as external criteria for loan loss estimation.  In addition, additional loss factors are applied to substandard loans based on the increased risk of loss inherent in those credits.

The third component of the ALLL is an economic component, which is Management's best estimate of the probable impact that economic changes may have on the loan portfolio as a whole. It is not allocated to specific loans or groups of loans, but rather is intended to absorb losses caused by portfolio trends, concentration of credit, growth, and economic trends.

Acquired Loans are recorded at their estimated fair values at acquisition date, factoring in credit losses expected to be incurred over the life of the loan. Accordingly, an allowance for loan losses is not carried over or recorded for acquired loans as of the acquisition date.

Purchased credit-impaired (“PCI”) loans are those acquired with evidence of credit quality deterioration subsequent to their origination and for which it was probable, at acquisition, that we would be unable to collect all contractually required payments. Management has applied significant judgment in determining which loans are PCI loans. Evidence of credit quality deterioration as of the purchase date may include statistics such as past due and nonaccrual status, risk grades and recent loan-to-value percentages. Revolving credit agreements (e.g. home equity lines of credit and revolving commercial loans), if at the acquisition date the borrower had revolving privileges, are not considered PCI loans as cash flows cannot be reasonably estimated.

The excess of the cash flows of PCI loans initially expected to be collected over the fair value of the loans at the acquisition date (i.e., the accretable yield) is accreted into interest income using the effective yield method, provided that the timing and amount of future cash flows is reasonably estimable. The difference between the contractually required payments and the cash flows expected to be collected at acquisition, considering the impact of prepayments, is referred to as the nonaccretable difference and is not recorded. The estimate of cash flows expected to be collected is updated quarterly and requires the continued usage of key assumptions and estimates similar to the initial estimate of fair value. For discussion of the initial assumptions used in determining the fair value of the acquired loans, see Note 2.

For purposes of accounting for the PCI loans purchased in the FDIC1-assisted acquisition of certain assets and the assumption of certain liabilities of the former Charter Oak Bank on February 18, 2011 (the “Acquisition”), we elected to account for these loans individually. Resolution of loans, which may include sales of loans to third parties, receipt of payments in full by the borrower and foreclosure of the collateral, result in removal of the loans from the PCI loan portfolio at its carrying amount, and any gains and losses as a result of resolutions are included in interest income.

Subsequent to the Acquisition, if we have probable decreases in cash flows expected to be collected (other than due to decreases in interest rate indices), we charge the provision for loan losses and specific allowances are allocated to PCI loans that have experienced credit deterioration. If we have probable and significant increases in cash flows expected to be collected on PCI loans, we first reverse any previously established specific allowances and then increase interest income as a prospective yield adjustment over the remaining life of the loans. Changes in cash flows due to changes in interest rate indices for variable rate loans and prepayment assumptions are recorded in interest income via prospective yield adjustment.  At Acquisition, PCI loans with future cash flows that could be reasonably estimated were not classified as nonperforming because we believed that we would fully collect the new carrying value of these loans. When there is doubt as to the timing and amount of future cash flows to be collected, PCIs are classified as non-accrual loans. It is important to note that judgment is required to classify PCI loans as performing or non-accrual, and is dependent on having a reasonable expectation about the timing and amount of cash flows expected to be collected.

1 Federal Deposit Insurance Corporation

Page - 55

For acquired loans not considered credit-impaired, the difference between the contractual amounts due (unpaid principal amount) and the fair value is accreted to interest income over the lives of the loans. We elect to recognize the entire fair value discount based on the acquired loan’s contractual cash flows using an effective interest rate method for term loans, and a straight line method for revolving lines, as the timing and amount of cash flows under revolving lines are not predictable. The accretion is recognized through the net interest margin. Subsequent to the Acquisition, if the probable and estimable losses for non-PCI loans exceed the amount of the remaining unaccreted discount, the excess is established as an ALLL.

For further information regarding our acquired loans, see Note 2 and Note 4.

Transfers of Financial Assets: We have entered into certain participation agreements with other organizations. We account for these transfers of financial assets as sales when control over the transferred financial assets has been surrendered.  Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from us, (2) the transferee has the right to pledge or exchange the assets (or beneficial interests) it received, free of conditions that constrain it from taking advantage of that right, and (3) we do not maintain effective control over the transferred financial assets or third-party beneficial interests related to those transferred assets. No gain or loss has been recognized by us on the sale of these participation interests through December 31, 2011.

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

Employee Stock Ownership Plan (“ESOP”):  We recognize compensation cost of the ESOP contribution when funds become committed for the purchase of Bancorp’s common shares into the ESOP in the year in which the employees render service entitling them to the contribution.  If we contribute stock, the compensation cost is the fair value of the shares when they are committed to be released, i.e. when the number of shares becomes known.  During 2011 and 2010, the Bank only made cash contributions to the ESOP without leveraging.

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

Earnings per share (“EPS”) are based upon the weighted average number of common shares outstanding during each year.  The following table shows: (1) weighted average basic shares, (2) potential common shares related to stock options, non-vested restricted stock, and stock warrant, and (3) weighted average diluted shares. Net income available to common stockholders is calculated as net income reduced by dividends accumulated on preferred stock and amortization of discounts on the preferred stock. Basic EPS are calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding during each period, excluding unvested restricted stock awards.  Diluted EPS are calculated using the weighted average diluted shares. The number of potential common shares included in annual diluted EPS is a year-to-date weighted average of the number of potential common shares included in each quarterly diluted EPS computation under the treasury stock method. We have two forms of outstanding common stock: common stock and unvested restricted stock awards. Holders of restricted stock awards receive non-forfeitable dividends at the same rate as common stockholders and they both share equally in undistributed earnings.

Page - 56

(in thousands, except per share data)	2011	2010	2009
Weighted average basic shares outstanding	5,302	5,238	5,182
Add: Potential common shares related to stock options	41	46	47
Potential common shares related to non-vested restricted stock	4	4	2
Potential common shares related to warrant	37	26	11
Weighted average diluted shares outstanding	5,384	5,314	5,242

Net income	$15,564	$13,552	$12,765
Preferred stock dividends and accretion	---	---	(1,299)
Net income available to common stockholders	$15,564	$13,552	$11,466

Basic EPS	$2.94	$2.59	$2.21
Diluted EPS	$2.89	$2.55	$2.19

Weighted average anti-dilutive shares not included in the calculation of diluted EPS-Stock options	70	151	156

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

Derivative Financial Instruments and Hedging Activities:

Fair Value Hedges: All of our interest rate swap contracts are designated and qualified as fair value hedges. We apply shortcut hedge accounting for one of our interest rate swap contracts, as it is structured to mirror all of the provisions of the hedged loan agreement.  This interest rate swap is carried on the consolidated statements of condition at its fair value in other assets (when the fair value is positive) or in other liabilities (when the fair value is negative).  The change in the fair value of the interest rate swap is recorded in other non-interest income.  As a result of interest rate fluctuations, the hedged fixed-rate loan also gains or loses market value.  The unrealized gain or loss resulting from the change in market value of the hedged-loan is recorded as an adjustment to the hedged loan and offset in other non-interest income. Under shortcut hedge accounting treatment, the change in fair value of the interest rate swap is deemed perfectly offset by the change in fair value of the hedged loan, resulting in zero impact to net income.

Six of our interest rate swap contracts are accounted for using non-shortcut hedge accounting treatment. The interest rate swaps are closely aligned to the terms of the designated fixed-rate loans. The hedging relationships are tested for effectiveness on a quarterly basis. The interest rate swaps are carried on the consolidated statements of condition at their fair value in other assets (when the fair value is positive) or in other liabilities (when the fair value is negative). The changes in the fair value of the interest rate swaps are recorded in interest income. The unrealized gains or losses due to changes in fair value of the hedged fixed-rate loans are recorded as an adjustment to the hedged loans and offset in interest income. For derivative instruments executed with the same counterparty under a master netting arrangement, we do not offset fair value amounts of interest rate swaps in liability position with the ones in asset position. For further detail, see Note 15.

Page - 57

Advertising Costs are expensed as incurred.  For the years ended December 31, 2011, 2010, and 2009, advertising costs totaled $589 thousand, $459 thousand, and $528 thousand, respectively.

Comprehensive Income for Bancorp includes net income reported on the statements of income and changes in the fair value of investment securities available for sale, net of related taxes, reported as a component of stockholders' equity.

Segment Information: Our two operating segments include the traditional community banking activities provided through our branch network and our Wealth Management and Trust Services (“WMTS”).  The activities of these two segments are monitored and reported by Management as separate operating segments.  The accounting policies of the segments are the same as those described in this note.  We evaluate segment performance based on total segment revenue and do not allocate expenses between the segments.  WMTS revenues were $1.8 million, $1.5 million and $1.4 million in 2011, 2010 and 2009, respectively, which are included in non-interest income in the statements of income.  Non-interest expenses applicable to WMTS totaled $1.3 million, $1.3 million and $1.2 million in 2011, 2010 and 2009, respectively. The revenues of the community banking segment are reflected in all other income lines in the statements of income.

Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates. Significant accounting estimates reflected in the consolidated financial statements include ALLL, other-than-temporary impairment of investment securities, estimated cash flows on PCI loans,  accounting for income taxes and fair value measurements as discussed in the Notes herein.

Recently Issued Accounting Standards

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-11 Balance Sheet (Topic 210) Disclosures about Offsetting Assets and Liabilities. The ASU enhances disclosures in order to improve the comparability of offsetting (netting) assets and liabilities reported in accordance with U.S. generally accepted accounting principles (“GAAP”) and International Financial Reporting Standards (“IFRS”) by requiring entities to disclose both gross information and net information about both instruments and transactions eligible for offset in the statements of condition and instruments and transactions subject to an agreement similar to a master netting arrangement.  This scope would include derivatives, sale and repurchase agreements and reverse sale and repurchase agreements, and securities borrowing and securities lending arrangements.  This ASU is effective for annual periods beginning on or after January 1, 2013, and interim periods within those annual periods. We do not expect this ASU to have a significant impact on our financial condition or results of operations.

In June 2011, the FASB issued ASU No. 2011-05 Comprehensive Income (Topic 220) Presentation of Comprehensive Income. The ASU improves the comparability, consistency, and transparency of financial reporting and increases the prominence of items reported in other comprehensive income. The amendments to Topic 220, Comprehensive Income, require entities to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Entities are no longer permitted to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. Any adjustments for items that are reclassified from other comprehensive income to net income are to be presented on the face of the entities’ financial statement regardless of the method of presentation for comprehensive income. The amendments do not change items to be reported in comprehensive income or when an item of other comprehensive income must be reclassified to net income, nor do the amendments change the option to present the components of other comprehensive income either net of related tax effects or before related tax effects. In December 2011, the FASB issued ASU No. 2011-12 Comprehensive Income (Topic 220) Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards which supersedes certain pending paragraphs in ASU No. 2011-05 that pertain to how, when, and where reclassification adjustments are presented. This ASU is effective for fiscal years, and interim periods beginning on or after December 15, 2011. The specific requirement to present items that are reclassified from other comprehensive income to net income alongside their respective components of net income and other comprehensive income is deferred until the FASB re-deliberates. We do not expect this ASU to have an impact on our financial condition or results of operations as it affects presentation only.

Page - 58

In May 2011, the FASB issued ASU No. 2011-04 Fair Value Measurement (Topic 820) Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The ASU improves the comparability of fair value measurements presented and disclosed in accordance with U.S. GAAP and IFRS by changing the wording used to describe many of the requirements in U.S GAAP for measuring fair value and disclosure of information. The amendments to this ASU provide explanations on how to measure fair value but do not require any additional fair value measurements and do not establish valuation standards or affect valuation practices outside of financial reporting. The amendments clarify existing fair value measurements and disclosure requirements to include application of the highest and best use and valuation premises concepts; measuring fair value of an instrument classified in a reporting entity’s shareholders’ equity; and disclosure requirements regarding quantitative information about unobservable inputs categorized within Level 3 of the fair value hierarchy. In addition, clarification is provided for measuring the fair value of financial instruments that are managed in a portfolio and the application of premiums and discounts in a fair value measurement. For public entities, ASU 2011-04 is effective during interim and annual periods beginning after December 15, 2011. We do not expect this ASU to have a significant impact on our financial condition or results of operations.

In April 2011, the FASB issued ASU No. 2011-02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.  The ASU clarifies which loan modifications constitute troubled debt restructurings. It is intended to assist creditors in determining whether a modification of the terms of a receivable meets the criteria to be considered a troubled debt restructuring (“TDR”), both for purposes of recording an impairment loss and for disclosure of a TDR. In evaluating whether a restructuring constitutes a TDR, a creditor must separately conclude that both of the following exist: (a) the restructuring constitutes a concession; and (b) the debtor is experiencing financial difficulties. The amendments to ASU Topic 310, Receivables, clarify the guidance on a creditor’s evaluation of whether it has granted a concession and whether a debtor is experiencing financial difficulties. ASU No. 2011-02 is effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructurings occurring on or after the beginning of the fiscal year of adoption. We have adopted this ASU in the third quarter of 2011 and provided the applicable disclosure in Note 4 herein.

In December 2010, the FASB issued ASU No. 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations to address diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations. This ASU is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning January 1, 2011. It requires a public entity to disclose pro forma revenue and earnings of the combined entity for the current reporting period as though the acquisition date for all business combinations that occurred during the year had been as of the beginning of the annual reporting period. If comparative financial statements are presented, the pro forma revenue and earnings of the combined entity for the comparable prior reporting period should be reported as though the acquisition date for all business combinations that occurred during the current year had been as of the beginning of the comparable prior annual reporting period. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. Refer to Note 2 for further information.

Note 2:  Acquisition

On February 18, 2011, we entered into a modified whole-bank purchase and assumption agreement without loss share (the “P&A Agreement”) with the Federal Deposit Insurance Corporation (the “FDIC”), the receiver of Charter Oak Bank of Napa, California, to purchase certain assets and assume certain liabilities of the former Charter Oak Bank to enhance our market presence. The purchase price reflected an asset discount of $19.8 million and no deposit premium.

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

Page - 59

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

In FDIC-assisted transactions, only certain assets and liabilities are transferred to the acquirer and, depending on the nature and amount of the acquirer’s bid, the FDIC may be required to make a cash payment to the acquirer or the acquirer may be required to make payment to the FDIC.  We received cash totaling $32.6 million from the FDIC upon initial settlement of the transaction and recorded a receivable from the FDIC of $196 thousand, for consideration of the net liabilities assumed (i.e., the net difference between the liabilities assumed and the assets acquired). The $196 thousand receivable was settled in August 2011.

The following table presents the net liabilities assumed from Charter Oak and the estimated fair value adjustments, which resulted in a bargain purchase gain as of the acquisition date as the loans were purchased at a discount:

(in thousands)	Acquisition Date (February 18, 2011)
Book value of net liabilities assumed from Charter Oak Bank	$(15,750)
Cash received from the FDIC upon initial settlement	32,588
Receivable from the FDIC	196

Fair value adjustments:
Loans	(17,406)
Core deposit intangible asset	725
Vehicles and equipment	16
Deferred tax liabilities	(62)
Deposits	(220)
Advances from the Federal Home Loan Bank	(2)
Total purchase accounting adjustments	(16,949)

Bargain purchase gain, net of tax	$85

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

The following table reflects the estimated fair values of the assets acquired and liabilities assumed related to the Acquisition, including cash received and receivable from the FDIC on the acquisition date:

Page - 60

(in thousands)	Acquisition Date (February 18, 2011)
Assets:
Cash and due from banks	$34,144
Interest bearing deposits in banks	5,663
Federal funds sold	4,235
Total cash and cash equivalents	44,042
Loans	61,765
Core deposit intangible	725
Other assets (including the receivable from the FDIC)	1,231
Total assets acquired	107,763
Liabilities:
Deposits:
Noninterest bearing	27,874
Interest bearing	65,987
Total deposits	93,861
Advances from the Federal Home Loan Bank	13,502
Deferred tax liabilities	62
Other liabilities	253
Total liabilities assumed	107,678

Bargain purchase gain, net of tax (included in other non-interest income)	$85

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

Prepayment rates were applied to the principal outstanding of purchased non-credit impaired loans based on the following assumptions depending on type of loan:

•	For commercial and agriculture loans, a ten percent constant prepayment rate (“CPR”) was assumed based on research data associated with these loan types;
•	A one percent CPR was assumed for commercial real estate, construction and land loans as research data indicated limited prepayment activity over the life of these loans;
•	For single family residential loans, a twenty percent CPR was used, based on research data associated with these loan types;
•	For home equity lines of credit, a CPR of fifteen percent was assumed based on the refinance likelihood and other research; and,
•	For other consumer loans, a CPR of one and a half percent was used based on capital markets research data for consumer unsecured credit.

Prepayment assumptions were not factored into the calculation of expected cash flows on PCI loans. For more information, refer to Note 4 under “Purchased Credit-Impaired Loans”.

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

Page - 61

Deposits

The fair values used for the transaction, savings and money market deposits are equal to the amounts payable on demand at the reporting date. The fair values for time deposits were estimated using a discounted cash flow calculation that applies interest rates offered by market participants as of the acquisition date on time deposits with similar maturity terms as the discount rates.  We recorded a core deposit intangible asset of $725 thousand at Acquisition, of which $683 thousand was written-off in the fourth quarter of 2011 and $42 thousand was amortized over the year. This write-off was primarily due to greater than anticipated runoff of the acquired deposits and a significant decline in alternative funding costs since the Acquisition. For income tax purposes, we continue to amortize the core deposit intangible asset over fifteen years.

Advances from the Federal Home Loan Bank

The advances from the Federal Home Loan Bank San Francisco (“FHLB”) were recorded at their estimated fair value, which was based on quoted prices supplied by the FHLB. Subsequent to the acquisition date, all of these advances were repaid in full in the first quarter of 2011.

Pro Forma Results of Operations

The contribution of the acquired operations of the former Charter Oak Bank to our results of operations for the period February 18 to December 31, 2011 is as follows: revenue of $9.1 million, expenses of $5.8 million (including a provision for loan losses of $2.3 million), resulting in income after income taxes of $2.0 million. These amounts include the bargain purchase gain, Acquisition-related third-party costs, accretion of the discount on the acquired loans, gains on payoff of PCI loans, amortization of the fair value mark on time deposits and the core deposit intangible amortization and write-off. Charter Oak Bank’s results of operations prior to the acquisition date are not included in our operating results for 2011. The contribution discussed above excludes allocated overhead and allocated cost of funds.

We acquired only certain assets and assumed certain liabilities from the former Charter Oak Bank.  A significant portion of the former Charter Oak Bank’s operations, including certain delinquent loans, its St. Helena facilities and its central operations and administrative functions were not retained by us. Therefore, disclosure of supplemental pro forma financial information, especially prior period comparison is deemed neither practical nor meaningful given the troubled nature of Charter Oak Bank prior to the date of Acquisition.  Additionally, the acquired operation was not considered significant, as defined by the Securities and Exchange Commission.

Acquisition-related expenses were recognized as incurred and continued until all systems had been converted and operational functions became fully integrated. We incurred third-party acquisition-related expenses in the following line items in the consolidated statements of income for the year ended December 31, 2011 as follows:

Acquisiton-related Expenses	Year Ended
(in thousands)	December 31, 2011
Professional services	$457
Data processing	455
Other	88
Total	$1,000

Page - 62

Note 3:  Investment Securities

Our investment securities portfolio at December 31, 2011 and 2010 consists primarily of U.S. government agency securities, including mortgage-backed securities (“MBS”) and collateralized mortgage obligations (“CMOs”) issued or guaranteed by FNMA, FHLMC, or GNMA. Our portfolio also includes obligations of state and political subdivisions, corporate bonds, debentures issued by government-sponsored agencies such as FNMA and FHLMC, as well as privately issued CMOs and Visa stock, as reflected in the table below:

	December 31, 2011				December 31, 2010
	Amortized	Fair	Gross Unrealized		Amortized	Fair	Gross Unrealized
(in thousands)	Cost	Value	Gains	(Losses)	Cost	Value	Gains	(Losses)
Held to maturity
Obligations of state and political subdivisions	$54,738	$57,226	$2,688	$(200)	$34,917	$35,090	$666	$(493)
Corporate bonds	5,000	4,959	---	(41)	---	---	---	---
Total held to maturity	59,738	62,185	2,688	(241)	34,917	35,090	666	(493)

Available for sale
Securities of U. S. government agencies:
MBS pass-through securities issued by FNMA and FHLMC	26,360	27,486	1,126	---	16,119	16,424	419	(114)
CMOs issued by FNMA	10,775	11,099	324	---	12,770	13,236	466	---
CMOs issued by FHLMC	18,853	19,386	533	---	19,725	20,177	452	---
CMOs issued by GNMA	49,940	50,886	946	---	44,607	45,421	884	(70)
Debentures of government sponsored agencies	8,000	8,050	50	---	---	---	---	---
Privately issued CMOs	18,420	18,197	116	(339)	15,849	15,870	185	(164)
Visa stock	---	---	---	---	---	608	608	---
Total available for sale	132,348	135,104	3,095	(339)	109,070	111,736	3,014	(348)

Total investment securities	$192,086	$197,289	$5,783	$(580)	$143,987	$146,826	$3,680	$(841)

As a member bank of Visa U.S.A., we hold 16,939 shares of Visa Inc. Class B common stock at a zero cost basis.  These shares are restricted from resale until their conversion into Class A (voting) shares upon the termination of Visa Inc.’s covered litigation escrow account. The conversion rate will be determined upon the final resolution of the Visa Inc. covered litigation described in Note 13.  The stock was re-classified from available-for-sale securities to other assets in March 2011 where it is accounted for on a cost basis.  As the stock is still currently restricted from resale based on information received from Visa Inc, the unrealized gain on the stock, net of tax, at December 31, 2010 was reversed from other comprehensive income. The fair value of the Class B common stock we own was $732 thousand and $608 thousand at December  31, 2011 and December 31, 2010, respectively, based on the Class A as-converted rate of 0.4254 and 0.5102, respectively.

The amortized cost and fair value of investment debt securities by contractual maturity at December 31, 2011 are shown below.  Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2011
	Held to Maturity		Available for Sale
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$3,343	$3,367	---	---
After one but within five years	22,940	23,133	$11,439	$11,616
After five years through ten years	22,145	24,240	11,334	11,507
After ten years	11,310	11,445	109,575	111,981
Total	$59,738	$62,185	$132,348	$135,104

There were no sales of available-for-sale or held-to-maturity securities in 2011 or 2010.  During 2009, four held-to-maturity securities issued by the same issuer with a combined carrying value of $1.1 million, and another held-to-maturity security with a carrying value of $335 thousand were sold due to evidence of significant deterioration of creditworthiness.  The proceeds from the sales totaled $1.4 million and the transactions resulted in net losses of $9 thousand recorded against 2009 earnings. In 2009, we also sold one available-for-sale security with a carrying value of $3.9 million.  The proceeds from the sale totaled $3.9 million and the sale resulted in a gain of $5 thousand recognized in earnings.

Investment securities carried at $53.6 million and $44.4 million at December 31, 2011 and 2010, respectively, were pledged with the State of California: $52.9 million and $42.3 million to secure public deposits in compliance with the Local Agency Security Program at December 31, 2011 and 2010, respectively, and $707 thousand and $667 thousand to provide collateral for trust deposits at December 31, 2011 and 2010, respectively. In addition, investment securities carried at $1.1 million and $1.4 million were pledged to collateralize an internal WMTS checking account at December 31, 2011 and 2010, respectively. At December 30, 2011 and 2010, $4.8 million and $3.7 million of securities, respectively, were pledged to collateralize interest rate swaps as discussed in Note 15. At December 31, 2011 and 2010, investment securities carried at zero and $1.3 million, respectively, were pledged with the Federal Reserve Bank of San Francisco (“FRBSF”) to secure our Treasury, Tax and Loan account.

Page - 63

Other-Than-Temporarily Impaired Debt Securities

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

Seventeen and twenty-nine investment securities were in unrealized loss positions at December 31, 2011 and 2010, respectively. They are summarized and classified according to the duration of the loss period as follows:

December 31, 2011	< 12 continuous months		> 12 continuous months		Total Securities in a loss position
(In thousands)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
Held-to-maturity
Obligations of state & political subdivisions	$17,607	$(174)	$1,775	$(26)	$19,382	$(200)
Corporate bonds	4,959	(41)	---	---	4,959	(41)
Total held to maturity	22,566	(215)	1,775	(26)	24,341	(241)

Available for sale
Privately issued CMOs	8,173	(205)	3,757	(134)	11,930	(339)
Total available for sale	8,173	(205)	3,757	(134)	11,930	(339)
Total temporarily impaired securities	$30,739	$(420)	$5,532	$(160)	$36,271	$(580)

December 31, 2010	< 12 continuous months		> 12 continuous months		Total Securities in a loss position
(In thousands)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
Held-to-maturity
Obligations of state & political subdivisions	$11,622	$(250)	$1,687	$(243)	$13,309	$(493)

Available for sale
Securities of U. S. Government Agencies	12,888	(184)	---	---	12,888	(184)
Privately issued CMOs	7,070	(164)	---	---	7,070	(164)
Total available for sale	19,958	(348)	---	---	19,958	(348)
Total temporarily impaired securities	$31,580	$(598)	$1,687	$(243)	$33,267	$(841)

Obligations of U.S. states and political subdivisions in our portfolio are all investment grade without delinquency history. Only one of them was in a loss position for more than twelve continuous months as of December 31, 2011.  This debenture was issued by a local subdivision with payments collected through special property tax assessments in an affluent community and has very low lien-to-value ratio. This security is expected to perform based on past payment history and will continue to be monitored as part of our ongoing impairment analysis.  Four state and municipal securities were in a temporary loss position for less than twelve months.  These securities were all rated above A-/A1 by Standard & Poor’s/Moody.  As a result, we concluded that these securities were not other-than-temporarily impaired at December 31, 2011.

The one corporate bond in a temporary loss position was newly issued and purchased in December 2011.  Both Moody’s and S&P ratings indicate this security is high quality with very low credit risk.  We believe the temporary decline in its fair market value is primarily driven by fluctuation in interest rates and it is probable that we will be able to collect all amounts due according to the contractual terms and no other-than-temporary impairment exists.

Page - 64

The unrealized losses associated with privately issued CMOs and an asset-based security is primarily driven by changes in interest rates and not due to the credit quality of the securities. These securities are privately issued by financial institutions with no guarantee from government sponsored agencies. They are collateralized by residential mortgages or home equity loans and may be prepaid at par prior to maturity. Most of these securities were AAA rated by at least one major rating agency. We estimate loss projections for each security by assessing loans collateralizing the security and determining expected default rates and loss severities. Based upon our assessment of expected credit losses of each security given the performance of the underlying collateral and credit enhancements where applicable, we concluded that these securities were not other-than-temporarily impaired at December 30, 2011.

Securities Carried at Cost

As a member of the FHLB, we are required to maintain a minimum investment in the FHLB capital stock determined by the Board of Directors of the FHLB. The minimum investment requirements can also increase in the event we need to increase our borrowing capacity with the FHLB. Shares cannot be purchased or sold except between the FHLB and its members at its $100 per share par value.  We held $5.4 million and $5.0 million of FHLB stock recorded at cost in other assets at December 31, 2011 and 2010, respectively. On February 22, 2012, FHLB declared a cash dividend for the fourth quarter of 2011 at an annualized dividend rate of 0.48%.  Management does not believe that the FHLB stock is other-than-temporarily-impaired, as we expect to be able to redeem this stock at cost.

Note 4:  Loans and Allowance for Loan Losses

The majority of our loan activity is with customers located in California, primarily in the counties of Marin, Napa, San Francisco and Sonoma.  More than half of our loans are for commercial real estate, 79% of which are secured by real estate located in Marin, Napa, Sonoma and San Francisco counties, California.  Approximately 85% and 86% of total loans were secured by real estate at December 31, 2011 and 2010, respectively.

Outstanding loans by class and payment aging at December 31, 2011 and 2010 are as follows:

Credit Quality of Loans

Loan Aging Analysis by Class As of December 31, 2011 and 2010
(dollars in thousands)	Commercial	Commercial real estate, owner-occupied	Commercial real estate, investor	Construction	Home equity	Other residential 1	Installment and other consumer	Total
December 31, 2011
30-59 days past due	$371	$576	$6,060	$-	$195	$-	$7	$7,209
60-89 days past due	139	-	-	-	-	-	34	173
Greater than 90 days past due (non-accrual) 2	2,955	2,033	741	3,014	766	1,942	519	11,970
Total past due	3,465	2,609	6,801	3,014	961	1,942	560	19,352
Current	172,325	172,096	439,624	48,943	97,082	59,560	22,172	1,011,802
Total loans 3	$175,790	$174,705	$446,425	$51,957	$98,043	$61,502	$22,732	$1,031,154

Non-accrual loans to total loans	1.7%	1.2%	0.2%	5.8%	0.8%	3.2%	2.3%	1.2%

December 31, 2010
30-59 days past due	$20	$-	$-	$-	$25	$-	$307	$352
60-89 days past due	-	-	-	-	-	-	-	-
Greater than 90 days past due (non-accrual) 2	2,486	632	-	9,297	-	148	362	12,925
Total past due	2,506	632	-	9,297	25	148	669	13,277
Current	151,330	141,958	383,553	68,322	86,907	69,843	26,210	928,123
Total loans 3	$153,836	$142,590	$383,553	$77,619	$86,932	$69,991	$26,879	$941,400

Non-accrual loans to total loans	1.6%	0.4%	-	12.0%	-	0.2%	1.3%	1.4%

1 Our residential loan portfolio includes no sub-prime loans, nor is it our normal practice to underwrite loans commonly referred to as "Alt-A mortgages", the characteristics of which are loans lacking full documentation, borrowers having low FICO scores or higher loan-to-value ratios.
2 December 31, 2011 amounts include $2.5 million PCI loans that have stopped accreting interest and exclude accreting PCI loans of $3.4 million, as their accretable yield interest recognition is independent from the underlying contractual loan delinquency status. There were no loans past due more than 90 days still accruing interest at December 30, 2011 or at December 31, 2010.
3 Amounts were net of deferred loan fees of $1.6 million and $2.8 million at December 31, 2011 and December 31, 2010, respectively.

Page - 65

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

Construction loans are generally made to developers and builders to finance land acquisition as well as the subsequent construction. These loans are underwritten after evaluation of the borrower's financial strength, reputation, prior track record and obtaining independent appraisal reviews. The construction industry can be severely impacted by several major factors, including: 1) the inherent volatility of real estate markets; 2) vulnerability to weather delays, labor, or material shortages and price hikes; and, 3) generally thin margins and tight cash flow. Estimates of construction costs and value associated with the complete project may be inaccurate. Repayment of construction loans is largely dependent on the success of the ultimate project.

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

We use a risk rating system as a tool used to evaluate asset quality, and to identify and monitor credit risk in individual loans, and ultimately in the portfolio. Definitions of risk grades of “Special Mention” or worse are consistent with those used by the regulators.  Our internally assigned grades are as follows:

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

Page - 66

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

•	Investor commercial real estate borrowers with loans greater than $750 thousand are required to submit rent rolls or property income statements at least annually.
•	Construction loans are monitored monthly, and assessed on an ongoing basis.
•	Home equity and other consumer loans are assessed based on delinquency.
•	Loans graded “Watch” or more severe, regardless of loan type, are assessed no less than quarterly.

The following table represents our analysis of loans by internally assigned grades as of December 31, 2011 and 2010:

Credit Quality Indicators As of December 31, 2011 and 2010
(in thousands)	Commercial	Commercial real estate, owner-occupied	Commercial real estate, investor	Construction	Home equity	Other residential	Installment and other consumer	Purchased credit-impaired	Total

Credit Risk Profile by Internally Assigned Grade:
December 31, 2011
Pass	$148,806	$146,449	$433,307	$32,272	$93,188	$54,711	$21,648	$1,541	$931,922
Special Mention	7,874	18,434	4,877	-	838	2,010	-	529	34,562
Substandard	17,897	6,609	6,617	19,492	3,677	4,420	895	3,563	63,170
Doubtful	98	-	-	193	339	361	189	320	1,500
Total loans	$174,675	$171,492	$444,801	$51,957	$98,042	$61,502	$22,732	$5,953	$1,031,154

December 31, 2010
Pass	$120,428	$135,443	$369,976	$57,779	$84,830	$64,570	$26,280	$-	$859,306
Special mention	17,009	454	330	10,253	447	-	-	-	28,493
Substandard	16,169	6,693	13,247	9,587	1,655	5,421	427	-	53,199
Doubtful	230	-	-	-	-	-	172	-	402
Total loans	$153,836	$142,590	$383,553	$77,619	$86,932	$69,991	$26,879	$-	$941,400

Page - 67

Troubled Debt Restructuring

Our loan portfolio includes certain loans that have been modified in a Troubled Debt Restructuring (“TDR”), where economic concessions have been granted to borrowers experiencing financial difficulties. These concessions may result from our loss mitigation activities and could include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance or other actions. TDRs on nonaccrual status at the time of restructure may be returned to accruing status after considering the borrower’s sustained repayment performance for a reasonable period, generally six months.

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

As a result of adopting the amendments in ASU No. 2011-02 discussed in Note 1, Management reassessed all loan modifications that occurred on or after January 1, 2011 for potential identification as TDRs. Management has identified TDRs for which the related allowance for loan losses had previously been measured under the general allowance for loan losses methodology. Upon identifying those receivables as TDRs, they are newly considered as impaired under the guidance in ASC Section 310-10-35.  The amendments in ASU No. 2011-02 require prospective application of the impairment guidance in ASC Section 310-10-35 for those receivables newly identified as impaired. At the end of the first interim period of adoption (September 30, 2011), the recorded investment in receivables for which the allowance for loan losses had been previously measured under a general allowance for loan losses methodology and now considered impaired was $3.1 million, and the related specific allowance, based on a current evaluation of loss, was $11 thousand.

The table below, by loan class, presents the following information for all TDRs during 2011: number of contracts modified, the recorded investment in the loans prior to modification, and the recorded investment in the loans after the loans were restructured. Modifications generally involved reductions in the interest rate, payment extensions or forbearances, or a combination of any of the above. As of December 31, 2010, there were $1.2 million of TDR loans (mostly installment and other consumer loans) which were performing. There were three TDRs in 2010 and 2011 with loan balances of $1.0 million that subsequently defaulted within twelve months of restructuring and were charged-off during 2011. The table below excludes fully charged-off TDR loans:

(dollars in thousands)	Number of Contracts Modified	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment at December 31, 20111
Troubled Debt Restructurings
Commercial	27	$5,854	$5,940	$4,969
Commercial real estate, owner-occupied	2	1,366	1,403	1,403
Construction	2	817	817	800
Home equity	3	478	469	467
Other residential	3	1,467	1,467	1,464
Installment and other consumer	13	1,607	1,605	1,552
Total	50	$11,589	$11,701	$10,655

1 Includes $6.3 million of TDR loans that were accruing interest as of December 31, 2011.

Page - 68

Impaired Loan Balances and Their Related Allowance by Major Classes of Loans

The table below summarizes information on impaired loans and their related allowance:

(in thousands)	Commercial	Commercial real estate, owner-occupied		Commercial real estate, investor		Construction	Home equity		Other residential		Installment and other consumer	Total
December 31, 2011

Recorded investment in impaired loans:
With no specific allowance recorded	$2,866		$2,195		$648	$2,395		$591		$1,464	$1,022	$11,181
With a specific allowance recorded	2,969		1,018		623	909		454		1,942	1,049	8,964
Total recorded investment in impaired loans	$5,835		$3,213		$1,271	$3,304		$1,045		$3,406	$2,071	$20,145
Unpaid principal balance of impaired loans:
With no specific allowance recorded	$4,730		$5,140		$648	$5,007		$1,077		$1,464	$1,064	$19,130
With a specific allowance recorded	4,598		1,862		825	1,095		544		1,942	1,049	11,915
Total unpaid principal balance of the impaired loans	$9,328		$7,002		$1,473	$6,102		$1,621		$3,406	$2,113	$31,045

Specific allowance	$1,285		$169		$163	$194		$262		$408	$465	$2,946

Average recorded investment in impaired loans during the year	4,695		1,873		595	3,505		813		1,612	1,844	14,937

Interest income recognized on impaired loans during the year	102		---		38	---		14		72	26	252

December 31, 2010

Recorded investment in impaired loans:
With no specific allowance recorded	$959		$633	$	---	$8,742	$	---	$	---	$73	$10,407
With a specific allowance recorded	1,526		---	$	---	555		259		148	1,214	3,702
Total recorded investment in impaired loans	$2,485		$633	$	---	$9,297		$259		$148	$1,287	$14,109
Unpaid principal balance of impaired loans:
With no specific allowance recorded	$959		$689	$	---	$11,485	$	---	$	---	$115	$13,248
With a specific allowance recorded	2,570		---		---	555		259		148	1,214	4,746
Total unpaid principal balance of the impaired loans	$3,529		$689	$	---	$12,040		$259		$148	$1,329	$17,994

Specific allowance	$667	$	---	$	---	$3		$25		$93	$290	$1,078

Average recorded investment in impaired loans during the year	1,326		3,086		---	6,326		191		39	1,212	12,180

Interest income recognized on impaired loans during the year	85		22		---	336		8		5	66	522

The average recorded investment in impaired loans was $8.3 million in 2009. We recognized interest income of $407 thousand on these impaired loans for cash payments received during the year ended 2009. Substantially all interest income on impaired loans was recognized on the cash basis.

The gross interest income that would have been recorded had non-accrual loans been current totaled $821 thousand, $756 thousand and $728 thousand in the years ended December 31, 2011, 2010 and 2009, respectively. PCI loans are excluded from the foregone interest data above as their accretable yield interest recognition is independent from the underlying contractual loan delinquency status. See page 71, “Purchased Credit-Impaired Loans” for further discussion.

Management monitors delinquent loans continuously and identifies problem loans, generally loans graded substandard or worse, to be evaluated individually for impairment testing. Generally, we charge off our estimated losses related to specifically-identified impaired loans when it is deemed uncollectible. The cumulative charged-off portion of impaired loans outstanding at December 31, 2011 totaled approximately $5.8 million.  At December 31, 2011, there were no significant commitments to extend credit on impaired loans, including loans to borrowers whose terms have been modified in troubled debt restructurings.

Page - 69

The following table discloses loans by major portfolio categories and the specific allowance for loan losses disaggregated by impairment evaluation method as of December 31, 2011 and 2010, as well as activity in the allowance for loan losses for the years ended December 31, 2011 and 2010:

Allowance for Loan Losses and Recorded Investment in Loans as of and for the year ended December 31, 2011
(dollars in thousands)	Commercial	Commercial real estate, owner-occupied	Commercial real estate, investor	Construction		Home equity		Other residential		Installment and other consumer		Unallocated		Total

Allowance for loan losses:
Beginning balance	$3,114	$1,037	$4,134		$1,694		$643		$738		$835		$197	$12,392
Provision (reversal)	4,469	377	(424)		275		1,342		202		787		22	7,050
Charge-offs	(3,306)	(113)	---		(473)		(554)		---		(456)		---	(4,902)
Recoveries	57	4	---		9		13		---		16		---	99
Ending balance	$4,334	$1,305	$3,710		$1,505		$1,444		$940		$1,182		$219	$14,639

Ending ALLL related to loans collectively evaluated for impairment	$3,049	$1,136	$3,547		$1,311		$1,182		$532		$717		$219	$11,693
Ending ALLL related to loans individually evaluated for impairment	$957	$-	$91		$194		$262		$408		$465	$	---	$2,377
Ending ALLL related to purchased credit-impaired loans	$328	$169	$72	$	---	$	---	$	---	$	---	$	---	$569

Loans outstanding:
Collectively evaluated for impairment	$169,564	$171,492	$444,060		$48,653		$96,998		$58,095		$20,661		---	$1,009,523
Individually evaluated for impairment 1	5,110	---	741		3,304		1,045		3,407		2,071		---	15,678
Purchased credit-impaired	1,116	3,213	1,624		---		---		---		---		---	5,953
Total	$175,790	$174,705	$446,425		$51,957		$98,043		$61,502		$22,732	$	---	$1,031,154

Ratio of allowance for loan losses to total loans at year end	2.47%	0.75%	0.83%		2.90%		1.47%		1.53%		5.20%		---	1.42%

Allowance for loan losses to non-accrual loans at year end	147%	64%	501%		50%		189%		48%		228%		---	122%

1 Total excludes $4.5 million PCI loans that have experienced credit deterioration post-acquisition, which are included in the "Purchased credit-impaired" amount in the next line below.

Allowance for Loan Losses and Recorded Investment in Loans as of and for the year ended December 31, 2010
(dollars in thousands)	Commercial	Commercial real estate, owner-occupied		Commercial real estate, investor	Construction	Home equity	Other residential	Installment and other consumer	Unallocated		Total

Allowance for loan losses:
Beginning balance	$2,544		$1,006	$3,000	$1,832	$586	$734	$662		$254	$10,618
Provision (reversal)	1,118		78	1,134	2,395	207	4	471		(57)	5,350
Charge-offs	(643)		(47)	---	(2,628)	(150)	---	(318)		---	(3,786)
Recoveries	95		---	---	95	---	---	20		---	210
Ending balance	$3,114		$1,037	$4,134	$1,694	$643	$738	$835		$197	$12,392

Ending ALLL balance related to loans collectively evaluated for impairment	$2,447		$1,037	$4,134	$1,691	$618	$645	$545		$197	$11,314
Ending ALLL balance related to loans individually evaluated for impairment	$667	$	---	$ ---	$3	$25	$93	$290	$	---	$1,078

Loans outstanding:
Collectively evaluated for impairment	$151,351		$141,957	$383,553	$68,322	$86,673	$69,843	$25,592		---	$927,291
Individually evaluated for impairment	2,485		633	---	9,297	259	148	1,287		---	14,109
Total	$153,836		$142,590	$383,553	$77,619	$86,932	$69,991	$26,879	$	---	$941,400

Ratio of allowance for loan losses to total loans at end of year	2.02%		0.73%	1.08%	2.18%	0.74%	1.05%	3.11%		---	1.32%

Allowance for loan losses to non-accrual loans at year end	125%		164%	NA	18%	NA	499%	231%		---	96%

Page - 70

Activity in the allowance for loan losses for the year ended December 31, 2009 follows:

(dollars in thousands)	2009
Allowance for loan losses:
Beginning balance	$9,950
Provision	5,510
Charge-offs	(5,362)
Recoveries	520
Ending balance	$10,618

Total loans outstanding at end of year, before deducting allowance for loan losses	$917,748

Ratio of allowance for loan losses to total loans at year end	1.16%

Allowance for loan losses to non-accrual loans at year end	91.81%

Non-accrual loans to total loans at year end	1.26%

Purchased Credit-Impaired Loans

The following table presents the fair value of loans pursuant to accounting standards for purchased credit-impaired loans and other purchased loans as of the acquisition date:

	February 18, 2011
	Purchased	Other
	credit-impaired	purchased
(dollars in thousands)	loans	loans	Total
Contractually required payments including interest	$24,316	$69,702	$94,018
Less: nonaccretable difference	(13,044)	---	(13,044)
Cash flows expected to be collected (undiscounted)	11,272	69,702	80,974
Accretable yield	(1,902)	(17,307)	(19,209)
Fair value of purchased loans	$9,370	$52,395	$61,765

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

Page - 71

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

The following table reflects the outstanding balance and related carrying value of PCI loans as of the acquisition date (February 18, 2011) and December 31, 2011:

	February 18, 2011		December 31,2011
(in thousands)	Unpaid		Unpaid
	principal	Carrying	principal	Carrying
PCI Loans	balance	value	balance	value
Commercial	$10,860	$3,706	$3,168	$1,116
Commercial real estate	10,139	5,664	9,466	4,837
Total purchased credit-impaired loans	$20,999	$9,370	$12,634	$5,953

The activities in the accretable yield, or income expected to be earned, for PCI loans were as follows:

Accretable Yield	Year ended
(in thousands)	December 31, 2011
Balance at beginning of period	$ ---
Additions	1,902
Removals 1	(1,019)
Accretion	(1,418)
Reclassifications from/(to) nonaccretable difference 2	5,940
Balance at end of period	$5,405

1 Represents the accretable difference that is relieved when a loan exits the PCI population due to payoff, full charge-off, or transfer to repossessed assets, etc.
2 Primarily relates to improvements in expected credit performance and changes in expected timing of cash flows.

Pledged Loans

Our FHLB line of credit is secured under terms of a blanket collateral agreement by a pledge of certain qualifying loans with unpaid principal balance of $547.6 million at December 31, 2011. Our FHLB line of credit totaled $261.2 million and $219.2 million at December 31, 2011 and 2010, respectively. In addition, we pledge a certain residential loan portfolio with an unpaid balance of $46.2 million at December 31, 2011 to secure our borrowing capacity with the FRB, which totaled $41.2 million and $40.2 million at December 31, 2011 and 2010, respectively. Also see Note 8 below.

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

Page - 72

An analysis of net loans to related parties for each of the three years ended December 31, 2011, 2010 and 2009 is as follows:

(in thousands)	2011	2010	2009
Balance at beginning of year	$6,997	$7,401	$7,421
Additions	1,690	95	331
Advances	43
Repayments	(1,864)	(499)	(274)
Reclassified as unrelated-party loan	---	---	(77)
Balance at end of year	$6,866	$6,997	$7,401

The undisbursed commitment to related parties was $910 thousand as of December 31, 2011.

Note 5:  Bank Premises and Equipment

A summary of Bank premises and equipment at December 31 follows:

(in thousands)	2011	2010
Leasehold improvements	$11,719	$11,052
Furniture and equipment	9,591	9,025
Subtotal	21,310	20,077
Accumulated depreciation and amortization	(11,812)	(11,658)
Bank premises and equipment, net	$9,498	$8,419

The amount of depreciation and amortization was $1.3 million, $1.3 million and $1.4 million for the years ended December 31, 2011, 2010 and 2009, respectively.

We contracted with a construction company managed and owned by a member of the Board of Directors of the Bank and Bancorp for the construction of leasehold improvements to two branch offices.  During 2010 and 2009, we paid $752 thousand and $420 thousand, respectively, for these improvements.

Note 6:  Bank Owned Life Insurance

We have purchased ninety life insurance policies on the lives of certain officers designated by the Board of Directors to finance employee benefit programs as of December 31, 2011.  Death benefits provided under the specific terms of these programs are estimated to be $49.1 million at December 31, 2011 and the benefits to employees’ beneficiaries are limited to the employee’s active service period. The investment in the Bank owned life insurance (“BOLI”) policies are reported in interest receivable and other assets at their cash surrender value of $21.6 million and $18.3 million at December 31, 2011 and 2010, respectively. The cash surrender value includes both the original premiums we paid in the life insurance policies and the accumulated accretion of policy income since inception of the policies.  Income of $752 thousand, $690 thousand and $696 thousand was recognized on the life insurance policies in 2011, 2010 and 2009, respectively, and is reported in other non-interest income. The income is net of mortality costs recognized, which totaled $132 thousand, $113 thousand and $102 thousand for the years ended December 31, 2011, 2010 and 2009, respectively. We regularly monitor the credit ratings of our four insurance carriers to ensure that they are in compliance with our policy.

Note 7:  Deposits

Total time deposits were $198.6 million and $200.3 million at December 31, 2011 and 2010, respectively.  Of these amounts, $151.6 million and $155.7 million represented time deposits of $100,000 or more at December 31, 2011 and 2010, respectively. Interest on time deposits was $1.6 million, $2.3 million and $2.3 million in 2011, 2010 and 2009, respectively.  Scheduled maturities of these deposits at December 31, 2011 are presented as follows:

Page - 73

(in thousands)	2012	2013	2014	2015	2016	Thereafter	Total
Scheduled maturities of time deposits	$156,828	$6,288	$5,541	$7,039	$22,934	---	$198,630

We offer the CDARS® deposit product, short for Certificate of Deposit Account Registry Service. Through CDARS®, we may accept deposits in excess of the Federal Deposit Insurance Corporation (“FDIC”) insured maximum from a depositor and place the deposits through a network to other member banks in increments of less than the FDIC insured maximum to provide the depositor full FDIC insurance coverage.  When we receive an equal dollar amount of deposits from other member banks in exchange for the deposits we place into the network, we record these as CDARS® deposits.  At December 31, 2011 and 2010, CDARS® deposits totaled $46.6 million and $67.3 million, respectively.

As of December 31, 2011, $52.9 million in securities held to maturity and no securities available for sale were pledged as collateral for our local agency deposits.

The aggregate amount of deposit overdrafts that have been reclassified as loan balances were $255 thousand and $184 thousand at December 31, 2011 and 2010, respectively. Collectability of these overdrafts is subject to the same credit review process as the other loans.

The Bank accepts deposits from shareholders, directors and employees in the normal course of business, and the terms are comparable to those with non-affiliated parties. The total deposits from directors and their businesses, and executive officers were $7.3 million and $7.0 million at December 31, 2011 and 2010, respectively.

Note 8:  Borrowings

Federal Funds Purchased– We had unsecured lines of credit totaling $77.0 million with correspondent banks for overnight borrowings at December 31, 2011 and 2010.  In general, interest rates on these lines approximate the Federal funds target rate. At December 31, 2011 and 2010, we had no borrowings outstanding under these credit facilities.

Federal Home Loan Bank Borrowings – As of December 31, 2011 and 2010, we had lines of credit with the FHLB totaling $261.2 million and $219.2 million, respectively, based on eligible collateral of certain loans. At December 31, 2011 and 2010, we had no overnight borrowings with the FHLB.

On February 5, 2008, we entered into a ten-year borrowing agreement under the same FHLB line of credit for $15.0 million at a fixed rate of 2.07%. Interest-only payments are required every three months until maturity. Although the entire principal is due on February 5, 2018, the FHLB has the unconditional right to accelerate the due date on February 5, 2012 and every three months thereafter (the “put dates”). If the FHLB exercises its right to accelerate the due date, the FHLB will offer replacement funding at the current market rate, subject to certain conditions. We must comply with the put date, but are not required to accept replacement funding.

On December 16, 2008, we entered into a five-year borrowing agreement under the FHLB line of credit for $20.0 million at a fixed rate of 2.54%.  On September 19, 2011, we prepaid the $20.0 million borrowing to reduce our excess liquidity that resulted from strong deposit growth. The prepayment penalty of $924 thousand was recorded as interest expense on the consolidated statement of income.

On January 23, 2009, we entered into a three-year borrowing agreement under the FHLB line of credit for $20.0 million at a fixed rate of 2.29%.  Interest-only payments are required every month until maturity on January 23, 2012.

At December 31, 2011, $226.2 million remained available for borrowing from the FHLB. The FHLB overnight borrowing and the FHLB line of credit are secured by a certain loan portfolio under a blanket lien.

Federal Reserve Line of Credit – We also have a line of credit with the FRBSF secured by a certain residential loan portfolio.  At December 31, 2011 and 2010, we had borrowing capacity under this line totaling $41.2 million and $40.2 million, respectively, and had no outstanding borrowings with the FRBSF.

Subordinated Debt – On September 17, 2004 we issued a fifteen-year, $5.0 million subordinated debenture through a pooled trust preferred program, which matures on June 17, 2019. We have the right to redeem the debenture, in whole or in part, at the redemption price at principal amounts in multiples of $1.0 million on any interest payment date. The interest rate on the debenture changes quarterly and is paid quarterly at the three-month LIBOR plus 2.48%. The rate at December 31, 2011 was 3.04%. The debenture is subordinated to the claims of depositors and our other creditors.

Page - 74

Borrowings at December 31, 2011 and 2010 are summarized as follows:

	2011				2010
(in thousands)	Carrying Value	Average Balance	Average Rate		Carrying Value	Average Balance	Average Rate
FHLB fixed-rate borrowings	35,000	49,722	4.15	%1	55,000	55,000	2.33%
Subordinated debenture	5,000	5,000	2.90%		5,000	5,000	2.94%

1 Amount includes the impact of the $924 thousand prepayment penalty in 2011 discussed above.

The maximum amount outstanding at any month end for overnight borrowings was zero in both 2011 and 2010.

Note 9:  Stockholders' Equity and Stock Option Plans

Preferred Stock

In response to stress in the credit markets and to protect and recapitalize the U.S. financial system, on October 3, 2008, the Emergency Economic Stabilization Act of 2009 (“EESA”) was signed into law.  EESA includes provisions of the United States Department of the Treasury Capital Purchase Program (the “TCPP”), which was intended to stabilize and inject liquidity into the financial industry.  On December 5, 2008 Bancorp issued to the U.S. Treasury 28,000 shares of senior preferred stock with a zero par value and a $1,000 per share liquidation preference, along with a warrant to purchase 154,242 shares of common stock at a per share exercise price of $27.23, in exchange for aggregate consideration of $28 million. The attached warrant was immediately exercisable and expires ten years after the issuance date.

The proceeds of $28 million were allocated between the preferred stock and the warrant with $27.0 million allocated to preferred stock and $961 thousand allocated to the warrant, based on their relative fair values at the time of issuance. The fair value of the preferred stock was estimated using discounted cash flows with a discount rate of 9%, representing the preferred stock dividend rate. The fair value of the warrant was estimated using the Black-Scholes option pricing model with the following assumptions: 1) risk-free interest rate of 2.67% (the Treasury ten-year yield rate as of warrant issuance date); 2) estimated life of ten years (contractual term of the warrant); 3) volatility of 29% (historical volatility based on our stock price over the past ten years preceding the warrant issuance date); and 4) dividend yield of 2.59% (expected annual dividend divided by stock price as of warrant issuance date). The difference between the liquidation amount of the preferred stock and its initial carrying amount was to be accreted over the five-year period preceding the 9% perpetual dividend, using effective yield method.

Under the American Recovery and Reinvestment Act of 2009, which allows participants in the TCPP to withdraw from the program, we repurchased all 28,000 shares of outstanding preferred stock from the U.S. Treasury on March 31, 2009 for $28 million plus accrued but unpaid dividends of $179 thousand. At the time of repurchase, we also accelerated the remaining accretion of the preferred stock totaling $945 thousand through retained earnings, reducing our net income available to common stockholders.  The warrant was subsequently auctioned to two institutional investors in November 2011 and remains outstanding. It is adjusted for cash dividend increases to represent a right to purchase 154,908 shares of common stock at $27.11 per share as of December 31, 2011 in accordance with Section 13(c) of the Form of Warrant to Purchase Common Stock.

Common Stock

As of December 31, 2011, Bancorp was authorized to issue fifteen million shares of common stock with no par value.

Page - 75

Share-Based Awards

On May 11, 2010, our shareholders approved the 2010 Director Stock Plan to pay director fees in shares of Bancorp common stock up to 150,000 shares. In 2011 and 2010, our directors were awarded a total of 5,590 and 3,190 common shares, respectively from the 2010 Director Stock Plan in addition to their cash compensation.

On May 8, 2007, the 2007 Equity Plan was approved by the Bank shareholders. The 2007 Equity Plan was subsequently adopted by Bancorp as part of the holding company formation. All new share-based awards from the approval date forward are granted through the 2007 Equity Plan.

The 2007 Equity Plan provides financial incentives for selected employees, advisors and non-employee directors. Terms of the plan provide for the issuance of up to 500,000 shares of common stock for these employees, advisors and non-employee directors. As of December 31, 2011, there were 330,299 shares available for future grants under the 2007 Equity Plan. The Compensation Committee of the Board of Directors has the discretion to determine which employees, advisors and non-employee directors will receive an award, the timing of awards, the vesting schedule for each award, the type of award to be granted, the number of shares of Bancorp stock to be subject to each option and restricted stock award, and any other terms and conditions. In 2011, there were no common shares awarded to directors from the 2007 Equity plan.

Effective July 1, 2007, we adopted an Employee Stock Purchase Plan whereby our employees may purchase Bancorp common shares through payroll deductions of between one percent and fifteen percent of pay in each pay period.  Shares are purchased quarterly at a five percent discount from the closing market price on the last day of the quarter.  The plan calls for 200,000 common shares to be set aside for employee purchases, and there were 196,016 shares available for future grants under the plan as of December 31, 2011.

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

Options are issued at an exercise price equal to the fair market value of the stock at the date of grant.  Options to officers and employees granted prior to January 1, 2006 vested 20% immediately and 20% on each anniversary of the grant date for four years. Options granted subsequent to January 1, 2006 and restricted stock vested 20% on each anniversary of the grant date for five years.  All officer and employee options expire ten years from the grant date. Options granted to non-employee directors vest 20% immediately and 20% on each anniversary of the grant date for four years. Director options expire seven years from the grant date.

Page - 76

A summary of activity for stock options for the years ended December 31, 2011, 2010 and 2009 is presented below.  The intrinsic value is calculated as the number of in-the-money options times the difference between the market price of our stock as of each year end presented and the exercise prices of the in-the-money options.

					Average
			Aggregate	Weighted	Remaining
		Weighted	Intrinsic Value as of	Average	Contractual
	Number of	Average	year-end	Grant-Date	Term
	Shares	Exercise Price	(in thousands)	Fair Value	(in years)

Options outstanding at December 31, 2008	401,958	$26.12	$1,278	$8.16	5.53
Granted	36,200	22.25	373	5.31	---
Cancelled, expired or forfeited	(17,188)	30.48	55	9.31	---
Exercised	(61,175)	14.28	826	6.49	---
Options outstanding at December 31, 2009	359,795	27.54	2,016	8.10	5.43

Exercisable (vested) at December 31, 2009	245,562	26.77	1,537	8.71	4.41

Options outstanding at December 31, 2009	359,795	27.54	2,016	8.10	5.43
Granted	29,601	32.74	67	9.01	---
Cancelled, expired or forfeited	(21,652)	31.41	78	8.31	---
Exercised	(49,940)	17.92	782	6.70	---
Options outstanding at December 31, 2010	317,804	29.27	1,828	8.39	5.18

Exercisable (vested) at December 31, 2010	225,246	29.12	1,330	8.84	4.30

Options outstanding at December 31, 2010	317,804	29.27	1,828	8.39	5.18
Granted	17,585	37.76	3	11.19	---
Cancelled, expired or forfeited	(670)	29.28	6	7.07	---
Exercised	(34,913)	21.22	534	7.51	---
Options outstanding at December 31, 2011	299,806	30.71	2,068	8.66	4.70

Exercisable (vested) at December 31, 2011	226,989	30.64	1,579	8.81	3.82

The following table summarizes non-vested share-based awards at December 31, 2011, and changes during the year ended December 31, 2011.

	Options		Restricted Stock
		Weighted		Weighted
		Average		Average
	Number of	Grant-Date	Number of	Grant-Date
	Shares	Fair Value	Shares	Fair Value
Non-vested awards at December 31, 2010	92,558	$7.28	17,110	$27.03
Granted	17,585	11.19	5,675	38.00
Vested	(36,656)	7.37	(4,305)	26.77
Forfeited	(670)	7.07	(315)	27.07
Non-vested awards at December 31, 2011	72,817	$8.18	18,165	$30.52

As of December 31, 2011, there was $836 thousand of total unrecognized compensation expense related to non-vested stock options and restricted stock.  This cost is expected to be recognized over a weighted average period of approximately three years. The total grant-date fair value of option shares vested during the years ended December 31, 2011, 2010 and 2009 was $270 thousand, $284 thousand and $375 thousand, respectively. The total grant-date fair value of restricted stock vested during 2011, 2010 and 2009 was $115 thousand, $90 thousand and $39 thousand respectively.

Page - 77

A summary of the options outstanding and exercisable by price range as of December 31, 2011 is presented in the following table:

	Stock Options Outstanding as of December 31, 2011			Stock Options Exercisable as of December 31, 2011

		Remaining	Weighted		Weighted
	Stock Options	Contractual Life	Average	Stock Options	Average
Range of Exercise Prices	Outstanding	(in years)	Exercise Price	Exercisable	Exercise Price
$10.01 - $15.00	6,125	0.3	$14.43	6,125	$14.43
$15.01 - $20.00	5,210	1.3	$17.20	5,210	$17.20
$20.01 - $25.00	26,964	7.3	$22.25	8,274	$22.25
$25.01 - $30.00	61,979	3.6	$27.14	52,568	$26.94
$30.01 - $35.00	143,435	4.3	$32.96	123,504	$32.98
$35.01 - $40.00	56,093	6.4	$36.01	31,308	$35.21
	299,806			226,989

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

	Year ended
	December 31, 2011	December 31, 2010	December 31, 2009
Risk-free interest rate	2.77%	2.94%	2.25%
Expected dividend yield on common stock	1.69%	1.85%	2.52%
Expected life in years	7.5	6.7	6.4
Expected price volatility	28.92%	28.20%	28.99%

For options granted after January 1, 2006, the fair value of the option is expensed on a straight-line basis over the vesting period.  Forfeitures are estimated and expense is recognized only for those shares expected to vest.  The estimated forfeiture rate over the life of the options, based on historical forfeiture experience, was 7.5% in 2011, 5.0% in 2010 and 7.5% in 2009.

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

Page - 78

Dividends

Presented below is a summary of preferred dividends on preferred stock issued under the TCPP, as well as cash dividends paid to common shareholders, both of which were recorded as a reduction of retained earnings.

	Years ended December 31
(in thousands except per share data)	2011		2010		2009
Preferred dividends	$	---	$	---	$354
Cash dividends to common shareholders		$3,457		$3,205	$2,960
Cash dividends per common share		$0.65		$0.61	$0.57

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

Under the California Corporations Code effective January 1, 2012, payment of dividends by Bancorp is restricted to the amount of retained earnings immediately prior to the distribution or the amount of assets that exceeds the total liabilities immediately after the distribution.  As of December 31, 2011, Bancorp’s retained earnings and the amount of assets that exceeds the total liabilities were $77.1 million and $135.6 million, respectively.

Under the California Financial Code, payment of dividends by the Bank to Bancorp is restricted to the lesser of retained earnings or the amount of undistributed net profits of the Bank from the three most recent fiscal years.  Under this restriction, approximately $2.7 million of the Bank’s retained earnings balance was available for payment of dividends to Bancorp as of December 31, 2011. Bancorp holds $2.8 million in cash at December 31, 2011. This cash, combined with the $2.7 million dividends available to be distributed (discussed above), is expected to be adequate to cover Bancorp’s estimated operational needs and cash dividends to shareholders for 2012.

Shareholder Rights Plan

On July 2, 2007, Bancorp executed a shareholder rights agreement (“Rights Agreement”) designed to discourage takeovers that involve abusive tactics or do not provide fair value to shareholders. As of December 31, 2011, Bancorp was also authorized to issue five million shares of preferred stock with no par value under the Rights Agreement. In the event of a proposed merger, tender offer or other attempt to gain control of Bancorp that the Board of Directors does not approve, it might be possible for the Board of Directors to authorize the issuance of shares of common or preferred stock that would impede the completion of such a transaction. An effect of the possible issuance of common or preferred stock, therefore, may be to deter a future takeover attempt. The Board of Directors has no present plans or understandings for the issuance of any common or preferred stock.

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

Page - 79

Level 3: Valuations are based on unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Values are determined using pricing models and discounted cash flow models and includes management judgment and estimation which may be significant.

The following table summarizes our assets and liabilities that were required to be recorded at fair value on a recurring basis.

(in thousands) Description of Financial Instruments	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Balance at December 31, 2011:
Securities available for sale:
Mortgage-backed securities and collateralized mortgage obligations issued by U.S. government agencies	$108,857	$	---		$108,857	$	---
Debentures of government sponsored agencies	$8,050	$	---		$8,050	$	---
Privately-issued collateralized mortgage obligations	$18,197	$	---		$18,197	$	---

Derivative financial liabilities (interest rate contracts)	$5,052	$	---		$5,052	$	---

Balance at December 31, 2010:
Securities available for sale:
Mortgage-backed securities and collateralized mortgage obligations issued by U.S. government agencies	$95,258	$	---		$95,258	$	---
Privately-issued collateralized mortgage obligations	$15,870	$	---		$15,870	$	---
Visa stock	$608		$608	$	---	$	---

Derivative financial liabilities (interest rate contracts)	$2,470	$	---		$2,470	$	---

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

Page - 80

The following table presents the carrying value of financial instruments by level within the fair value hierarchy as of December 31, 2011 and 2010, for which a non-recurring change in fair value has been recorded.

(in thousands) Description of Financial Instruments	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3) (a)	Losses for the year ended December 31(b)
At December 31, 2011:
Impaired loans carried at fair value (c)	$5,269	$	---	$	---	$5,269	$6,671

At December 31, 2010:
Impaired loans carried at fair value (c)	$8,635	$	---	$	---	$8,635	$4,610

(a) Represents collateral-dependent loan principal balances that had been generally written down to the appraised value or estimated fair value of the underlying collateral, net of specific valuation allowance of $1.4 million and $936 thousand at December 31, 2011 and 2010, respectively. The carrying value of loans fully charged-off, which includes unsecured lines of credit, overdrafts and all other loans, is zero.

(b) Represents net charge-offs during the period presented and the specific valuation allowance established on loans during the period.

(c) Represents the portion of impaired loans that have been written down to their fair value.

Disclosures about Fair Value of Financial Instruments

The table below is a summary of fair value estimates for financial instruments as of December 31, 2011 and 2010, excluding financial instruments recorded at fair value on a recurring basis (summarized in a separate table). The carrying amounts in the following table are recorded in the statements of condition under the indicated captions. We have excluded nonfinancial assets and nonfinancial liabilities defined by the FASB Accounting Standards CodificationTM ( ASC 820-10-15-1A) such as Bank premises and equipment, deferred taxes and other liabilities.  In addition, we have not disclosed the fair value of financial instruments specifically excluded from disclosure requirements of the Financial Instruments Topic 825 of the FASB Accounting Standards CodificationTM (ASC 825-10-50-8), such as Bank-owned life insurance policies.

	December 31, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
(in thousands)	Amounts	Value	Amounts	Value
Financial assets
Cash and cash equivalents	$129,743	$129,743	$85,232	$85,232
Investment securities held to maturity	59,738	62,185	34,917	35,090
Loans, net	1,016,515	1,053,762	929,008	952,763
Interest receivable	4,638	4,638	4,207	4,207
Financial liabilities
Deposits	1,202,972	1,203,974	1,015,739	1,016,401
Federal Home Loan Bank long-term borrowings	35,000	36,256	55,000	57,090
Subordinated debenture	5,000	4,759	5,000	4,994
Interest payable	381	381	414	414

Following is a description of methods and assumptions used to estimate the fair value of each class of financial instrument not recorded at fair value but required for disclosure purposes:

Cash and Cash Equivalents – The carrying amounts of cash and cash equivalents approximate their fair value due to the short-term nature of these instruments.

Page - 81

Held-to-maturity Securities - Held-to-maturity securities, which generally consist of obligations of state & political subdivisions, are recorded at their amortized cost. Their fair value for disclosure purposes is determined using methodologies similar to those described above for available-for-sale securities using Level 2 inputs. If Level 2 inputs are not available, we may utilize pricing models that incorporate unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities (Level 3).  As of December 31, 2011, we did not hold any securities whose fair value was measured using significant unobservable inputs.

Loans - The fair value of loans with variable interest rates approximates the current carrying value, because their rates are regularly adjusted to current market rates. The fair value of fixed rate loans or variable loans at negotiated interest rate floors or ceilings with remaining maturities in excess of one year is estimated by discounting the future cash flows using current market rates at which similar loans would be made to borrowers with similar credit worthiness and similar remaining maturities. The allowance for loan losses (“ALLL”) is considered to be a reasonable estimate of loan discount due to credit risks.

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

Subordinated Debenture - The fair value of the subordinated debenture is estimated by discounting the future cash flows (interest payment at a rate of three-month LIBOR plus 2.48%) using current market rates at which similar bonds would be issued, with similar credit ratings as ours and similar remaining maturities. We have used the spread of the seven-year BBB rated U.S. Bank Composite over LIBOR to calculate this credit-risk-related discount of future cash flows.

Commitments - Loan commitments and standby letters of credit generate ongoing fees, which are recognized over the term of the commitment period. In situations where the borrower's credit quality has declined, we record a reserve for these off-balance sheet commitments. Given the uncertainty of the likelihood and timing of a commitment being drawn upon, a reasonable estimate of the fair value of these commitments is the carrying value of the related unamortized loan fees plus the reserve, which is not material.

Note 11: Benefit Plans

In 2003, we established a Deferred Compensation Plan that allows key executive officers designated by the Board of Directors of the Bank to defer up to 80% of their salary and 100% of their annual bonus.  The Plan was amended in 2007 in order to comply with the most recent Internal Revenue Code Section 409A changes.  Under the amended plan, amounts deferred earn interest that is equal to the prime rate on the first business of day of year, which remained unchanged at 3.25% for the past three years.  Our deferred compensation obligation of $2.7 million and $2.8 million at December 31, 2011 and 2010, respectively, is included in interest payable and other liabilities.

Our 401(k) Defined Contribution Plan (the “401(k) Plan”) commenced in May 1990 and is available to all regular employees at least eighteen years of age who complete ninety days of service, and enter the plan during one of the four open enrollment dates (January 1, April 1, July 1, and October 1) of each year.  Under this plan employees can defer between 1% and 50% of their eligible compensation, up to the maximum amount allowed by the Internal Revenue Code.  The Bank will match 50% of each participant's contribution up to $4 thousand annually.  Employer contributions totaled $366 thousand, $277 thousand and $311 thousand for the years ended December 31, 2011, 2010 and 2009, respectively.

Page - 82

In 1999, the 401(k) Plan was amended to include an employee stock ownership component and was renamed the Bank of Marin Employee Stock Ownership and Savings Plan (the “Plan”).  Under the terms of the Plan, as amended, the Board of Directors determines a specific portion of the Bank's profits to be contributed to the ESOP each year either in common stock or in cash for the purchase of Bancorp stock to be allocated to all eligible employees based on a set percentage of their salaries, regardless of whether an employee is participating in the 401(k) plan or not.  For the years ended December 31, 2011, 2010 and 2009, the Bank contributed $1.1 million, $898 thousand and $750 thousand, respectively, to the ESOP by purchasing Bancorp stock in the open market and by buying stock back from employees or other private parties who are diversifying their portfolio or taking distributions.  Contributions to the Plan for both the 401(k) employer matching contribution and for the ESOP are included in salaries and benefits expenses and vested at a rate of 20% per year over a five-year period.  As of December 31, 2011, cash dividends on Bancorp’s stock held by the Plan are used to purchase additional shares in the open market.  All shares of the Bancorp’s stock held by the Plan are included in the calculations of basic and diluted earnings per share.

In January 2010, the Plan was bifurcated into a separate 401(k) Plan and a separate ESOP Plan. The same eligibility criteria and employer contribution allocation apply under the ESOP Plan, while employees’ contributions are not permitted.  For participants who join the ESOP on or after January 1, 2010, employer contributions vest 0% in year one, 20% in years two through four and 40% in year five.

On January 1, 2011, we established a Salary Continuation Plan to a select group of executive management, who will receive twenty-five percent of their salary continuation benefit payments upon retirement.  Each participant will need to participate in this plan for five years before vesting begins.  After five years, the participant will vest ratable in the benefit over the remaining period until age 65.  This Plan is unfunded and nonqualified for tax purposes and for purposes of Title I of the Employee Retirement Income Security Act of 1974. Our liability under the Salary Continuation Plan was $114 thousand recorded in interest payable and other liabilities at December 31, 2011.

Note 12:  Income Taxes

The current and deferred components of the income tax provision for each of the three years ended December 31 are as follows:

(in thousands)	2011	2010	2009
Current tax provision
Federal	$7,045	$6,602	$6,208
State	2,635	2,293	2,069
Total current	9,680	8,895	8,277
Deferred tax (benefit) provision
Federal	(205)	(503)	(341)
State	(284)	(221)	(158)
Total deferred	(489)	(724)	(499)
Total income tax provision	$9,191	$8,171	$7,778

Income taxes related to changes in the unrealized gains and losses on available for sale securities are recorded directly to other comprehensive income in stockholders’ equity and are not included above.  These income tax liabilities amounted to $37 thousand, $672 thousand, and $168 thousand in 2011, 2010 and 2009, respectively.

Page - 83

The following table shows the tax effect of our cumulative temporary differences as of December 31:

(in thousands)	2011	2010
Deferred tax assets:
Allowance for loan losses and off-balance sheet commitments	$6,388	$5,423
State franchise tax	912	787
Deferred Compensation Plan and Salary Continuation Plan	1,195	1,164
Stock-based compensation	254	220
Deferred rent and other	690	438
Core deposit intangible asset impairment	287	-
Total gross deferred tax assets	9,726	8,032

Deferred tax liabilities:
Loan origination costs	(760)	(275)
Net unrealized gain on securities available for sale	(1,158)	(1,121)
Depreciation	(778)	(63)
Other	(25)	(20)
Total gross deferred tax liabilities	(2,721)	(1,479)

Net deferred tax assets	$7,005	$6,553

Based upon the level of historical taxable income and projections for future taxable income over the periods during which the deferred tax assets are expected to be deductible, Management believes it is more likely than not we will realize the benefit of the deferred tax assets. Accordingly, no valuation allowance has been established as of December 31, 2011 or 2010.

The effective tax rate for 2011, 2010 and 2009 differs from the current Federal statutory income tax rate as follows:

	2011	2010	2009
Federal statutory income tax rate	35.0%	35.0%	35.0%
Increase (decrease) due to:
California franchise tax, net of federal tax benefit	6.2	6.1	6.2
Stock based compensation	0.1	0.2	0.4
Tax exempt interest on municipal securities and loans	(2.8)	(2.7)	(2.6)
Tax exempt earnings on bank owned life insurance	(1.1)	(1.1)	(1.2)
Other	(0.3)	0.1	0.1
Effective Tax Rate	37.1%	37.6%	37.9%

Bancorp files a consolidated return in the U.S. Federal tax jurisdiction and a combined report in the State of California tax jurisdiction.  Prior to the formation of Bancorp in 2007, the Bank filed in the U.S. Federal and California jurisdictions on a stand-alone basis.  None of the entities are subject to examination by taxing authorities for years before 2008 for U.S. Federal or before 2007 for California.

We had no tax reserve for uncertain tax positions at December 31, 2011 or 2010.  We do not anticipate providing a reserve for uncertain tax positions in the next twelve months.  We have elected to record interest and penalties related to unrecognized tax benefits in tax expense.  During the years ended December 31, 2011, 2010 and 2009, neither the Bank nor Bancorp had an accrual for interest and penalties associated with uncertain tax positions.

Page - 84

Note 13:  Commitments and Contingencies

We rent premises and certain equipment under long-term non-cancelable operating leases expiring at various dates through the year 2024. Most of the leases contain certain renewal options and escalation clauses. At December 31, 2011, the approximate minimum future commitments payable under non-cancelable contracts for leased premises are as follows:

(in thousands)	2012	2013	2014	2015	2016	Thereafter	Total
Operating leases	$2,670	$2,663	$2,549	$2,619	$2,696	$14,091	$27,288

Rent expense included in occupancy expense totaled $3.1 million, $2.9 million and $2.8 million in 2011, 2010 and 2009, respectively.

We may be party to legal actions which arise from time to time as part of the normal course of our business.  We believe, after consultation with legal counsel, that we have meritorious defenses in these actions, and that litigation contingency liability, if any, will not have a material adverse effect on our financial position, results of operations, or cash flows.

As a member bank of Visa U.S.A., we are responsible for our proportionate share of certain litigation indemnification obligations to Visa U.S.A.  Visa Inc. has established several related mechanisms designed to address potential liability referred to as the Retrospective Responsibility Plan, which consists of an escrow agreement, the conversion feature of the Visa Inc. shares of Class B common stock into Class A common stock, the indemnification obligations of the Visa U.S.A. members, an interchange judgment sharing agreement and a loss sharing agreement.

In November 2007, Visa Inc. settled an antitrust litigation with American Express Travel Related Services (“AMEX”) for $2.1 billion.  On March 19, 2008, Visa Inc. established an escrow account for $3.0 billion from which it paid the initial amount owed under the AMEX settlement and planned to pay the required 16 quarterly AMEX payments and additional identified antitrust settlements as they occurred.  The funding of the escrow was accomplished through a reduction in the conversion factor of Visa Inc. Class B shares held by the member banks that are available for conversion to Class A shares as allowed by the Retrospective Responsibility Plan outlined in the Form S-1 filed by Visa Inc. on November 9, 2007.

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

Our proportionate share of potential exposure under the Retrospective Responsibility Plan related to the remaining open cases (the Attridge Litigation, Multidistrict Litigation Proceedings and other putative class actions) is not reasonably estimable.  In their Annual Report on Form 10-K filed on November 18, 2011, Visa Inc. stated it believes some loss is reasonably possible, but not probable and not reasonably estimable.  Many material uncertainties exist, including, among other things, the mixed progress in settlement negotiation and numerous motions pending before the court.  In December 2011, Visa Inc. deposited an additional $1.6 billion into the litigation escrow account.  However, we are not aware of any future cash settlement payments required by us on covered litigation.

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

Page - 85

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

Our cash in correspondent bank accounts, at times, may exceed FDIC insured limits. We place cash and cash equivalents with high quality financial institutions, periodically monitor their credit worthiness and limit the amount of credit exposure with any one institution.  Concentrations of credit risk with respect to investment securities are limited to the U.S. Government, its agencies and Government Sponsored Enterprises. Our exposure, which primarily results from positions in securities available for sale issued and sponsored by the U.S. Government, and its agencies, was $116.9 million, or 60% of our total investment portfolio at December 31, 2011.

We also manage our credit exposure related to our loan portfolio to avoid the risk of undue concentration of credits in a particular industry by reducing significant exposure to highly leveraged transactions or to any individual customer or counterparty, and by obtaining collateral as appropriate. No individual borrower accounts for more than 5% of loans held in the portfolio.  The largest loan concentration group by industry of the borrowers is real estate, which account for 76% of our loan portfolio at December 31, 2011.

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

Our credit exposure, if any, on interest rate swaps is limited to the net favorable value (net of any collateral pledged to us) and interest payments of all swaps by each counterparty. Conversely, when an interest rate swap is in a liability position exceeding a certain threshold, we are required to post collateral to the counterparty in an amount determined by the agreements (generally when our derivative liability position is greater than $100 thousand or $1.3 million, depending upon the counterparty). Collateral levels are monitored and adjusted on a regular basis for changes in interest rate swap values. The aggregate fair value of all derivative instruments that are in a liability position and have collateral requirements on December 31, 2011 is $5.1 million, for which we have posted collateral in the form of securities available for sale totaling $4.8 million and cash of $1.3 million.

Page - 86

As of December 31, 2011, we have seven interest rate swap agreements, which are scheduled to mature in September 2018, April 2019, June 2020, August 2020, June 2022, June 2031 and October 2031. All of our derivatives are accounted for as fair value hedges. Our interest rate swaps are settled monthly with counterparties. Accrued interest on the swaps totaled $72 thousand and $64 thousand as of December 31, 2011 and 2010, respectively. Information on our derivatives follows:

	Liability derivatives
(in thousands)	At December 31, 2011	At December 31, 2010

Fair value hedges
Interest rate contracts notional amount	$34,161	$23,132
Credit risk amount	---	---
Interest rate contracts fair value (1)	5,052	2,470
Balance sheet location	Other liabilities	Other liabilities

	Year ended December 31,
(in thousands)	2011	2010	2009
(Decrease) increase in value of designated interest rate swaps recognized in interest income	$(2,582)	$(881)	$1,866
Payment on interest rate swaps recorded in interest income	(1,076)	(895)	(849)
Increase (decrease) in value of hedged loans recognized in interest income	2,436	575	(1,942)
(Decrease) increase in value of yield maintenance agreement recognized against interest income	(14)	254	(19)
Net loss on derivatives recognized against interest income (2)	$(1,236)	$(947)	$(944)

(1) See Note 10 for valuation methodology.

(2) Ineffectiveness of ($160) thousand, ($52) thousand and ($95) thousand was recorded in interest income during the years ended December 31, 2011, 2010 and 2009, respectively. The full change in value of swaps was included in the assessment of hedge effectiveness.

Page - 87

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

Capital Ratios for the Bancorp:			Ratio for Capital
(dollars in thousands)	Actual Ratio		Adequacy Purposes
As of December 31, 2011	Amount	Ratio	Amount	Ratio
Total Capital (to risk-weighted assets)	$153,577	13.13%	>$93,552	>8.0%
Tier 1 Capital (to risk-weighted assets)	$133,953	11.45%	>$46,776	>4.0%
Tier 1 Capital (to average assets)	$133,953	9.53%	>$56,206	>4.0%

As of December 31, 2010	Amount	Ratio	Amount	Ratio
Total Capital (to risk-weighted assets)	$138,545	13.34%	>$83,068	>8.0%
Tier 1 Capital (to risk-weighted assets)	$120,375	11.59%	>$41,534	>4.0%
Tier 1 Capital (to average assets)	$120,375	9.91%	>$48,566	>4.0%

					Ratio to be Well
					Capitalized Under
Capital Ratios for the Bank:			Ratio for Capital		Prompt Corrective
(dollars in thousands)	Actual Ratio		Adequacy Purposes		Action Provisions
As of December 31, 2011	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk-weighted assets)	$150,785	12.89%	>$93,551	>8.0%	>$116,939	>10.0%
Tier 1 Capital (to risk-weighted assets)	$131,160	11.22%	>$46,776	>4.0%	>$70,163	>6.0%
Tier 1 Capital (to average assets)	$131,160	9.33%	>$56,206	>4.0%	>$70,257	>5.0%

As of December 31, 2010	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk-weighted assets)	$131,817	12.70%	>$83,067	>8.0%	>$103,834	>10.0%
Tier 1 Capital (to risk-weighted assets)	$113,647	10.95%	>$41,533	>4.0%	>$62,300	>6.0%
Tier 1 Capital (to average assets)	$113,647	9.36%	>$48,566	>4.0%	>$60,708	>5.0%

Page - 88

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

The contract amount of loan commitments and standby letters of credit not reflected on the consolidated statement of condition was $276.8 million at December 31, 2011 at rates ranging from 1.91% to 18.00%.  This amount included $155.3 million under commercial lines of credit (these commitments are contingent upon customers maintaining specific credit standards), $75.6 million under revolving home equity lines, $23.7 million under undisbursed construction loans, $9.3 million under personal and other lines of credit, and a remaining $12.9 million under standby letters of credit.  We have set aside an allowance for credit losses in the amount of $554 thousand for these commitments, which is recorded in interest payable and other liabilities.  Approximately 42% of the commitments expire in 2012 and approximately 58% expire between 2013 and 2020.

Page - 89

Note 18:  Condensed Bank of Marin Bancorp Parent Only Financial Statements

Presented below is financial information for Bank of Marin Bancorp, parent holding company only.

CONDENSED UNCONSOLIDATED STATEMENTS OF CONDITION at December 31, 2011 and 2010
(in thousands)	December 31, 2011	December 31, 2010

Assets
Cash and due from Bank of Marin	$2,836	$6,688
Investment in subsidiary	132,759	115,192
Other assets	21	79
Total assets	$135,616	$121,959

Liabilities and Stockholders' Equity
Accrued expenses payable	$65	$39
Total liabilities	65	39
Stockholders' equity	135,551	121,920
Total liabilities and stockholders' equity	$135,616	$121,959

CONDENSED UNCONSOLIDATED STATEMENTS OF INCOME for the years ended December 31, 2011, 2010 and 2009
(in thousands)	December 31, 2011	December 31, 2010	December 31, 2009

Income
Dividends from Bank of Marin (a)	$-	$3,000	$37,750
Total income	-	3,000	37,750

Expense
Non-interest expense	748	713	698
Total expense	748	713	698

Income before income taxes and equity in undistributed	(748)	2,287	37,052
net income of subsidiary
Income tax benefit	249	300	273
Income before equity in undistributed net income of subsidiary	(499)	2,587	37,325
Equity in undistributed net income of subsidiary	16,063	10,965	(24,560)

Net income	$15,564	$13,552	$12,765

Preferred stock dividends and accretion	---	---	(1,299)

Net income available to common shareholders	$15,564	$13,552	$11,466

(a)
In 2009, the Bank made a $28.0 million dividend to Bancorp to fund Bancorp's repurchase of preferred stock, as well as$9.8 million dividends to cover Bancorp's operational needs and cash dividends to shareholders.

Page - 90

CONDENSED UNCONSOLIDATED STATEMENTS OF CASH FLOWS for the years ended December 31, 2011, 2010 and 2009
(in thousands)	December 31, 2011		December 31, 2010		December 31, 2009

Cash Flows from Operating Activities:
Net income		$15,564		$13,552	$12,765
Adjustments to reconcile net income to net cash used in operating activities:
Equity in undistributed and distributed net income of subsidiary		(16,063)		(13,965)	(13,190)
Net change in operating assets and liabilities
Other assets		58		(6)	7
Other liabilities		46		13	(18)
Intercompany payable		-		-	(47)
Net cash used in operating activities		(395)		(406)	(483)

Cash Flows from Investing Activities:
Capital contribution to subsidiary		(774)		(912)	(897)
Net cash used in investing activities		(774)		(912)	(897)

Cash Flows from Financing Activities:
Repurchase of preferred stock		---		---	(28,000)
Proceeds from issuance of preferred stock		---		---	---
Proceeds from issuance of warrants		---		---	---
Stock options exercised and employee stock purchases		774		912	897
Dividends paid on common stock		(3,457)		(3,205)	(2,960)
Dividends received from subsidiary		---		3,000	37,750
Preferred stock dividend		---		---	(451)
Stock repurchased		---		---	---
Net cash (used by) provided by financing activities		(2,683)		707	7,236

Net (decrease) increase in cash and cash equivalents		(3,852)		(611)	5,856

Cash and cash equivalents at beginning of period		6,688		7,299	1,443
Cash and cash equivalents at end of period		$2,836		$6,688	$7,299

Supplemental schedule of non-cash financing activities:
Accretion of preferred stock	$	---	$	---	$945
Stock issued in payment of director fees		200		200	233

End of 2011 Audited Consolidated Financial Statements

Page - 91

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

(A)        Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act of 1934 (the “Act”)) as of December 31, 2011. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2011.

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

Page - 92

(D)        Changes in Internal Controls

During the quarter ended December 31, 2011, there was no significant change in our internal control over financial reporting identified in connection with the evaluation mentioned in (B) above, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

Page - 93

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference from our Proxy Statement for the 2012 Annual Meeting of Shareholders.  Bancorp and the Bank have adopted a Code of Ethics that applies to all staff including the Chief Executive Officer, Chief Financial Officer and Controller. A copy of the Code of Ethical Conduct, which is also included on our website, will be provided to any person, without charge, upon written request to Corporate Secretary, Bank of Marin Bancorp, 504 Redwood Boulevard, Suite 100, Novato, CA 94947.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference from our Proxy Statement for the 2012 Annual Meeting of Shareholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference from Item 5 above, Note 9 to our audited consolidated financial statements and our Proxy Statement for the 2012 Annual Meeting of Shareholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference from our Proxy Statement for the 2012 Annual Meeting of Shareholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference from our Proxy Statement for the 2012 Annual Meeting of Shareholders.

Page - 94

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(A)        Documents Filed as Part of this Report

1.          Financial Statements

The financial statements and supplementary data listed below are filed as part of this report under Item 8, captioned Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm for the years ended December 31, 2011, 2010 and 2009

Management’s Report on Internal Control over Financial Reporting

Consolidated Statements of Condition as of December 31, 2011 and 2010

Consolidated Statements of Income for the Years Ended December 31, 2011, 2010 and 2009

Consolidated Statements of Changes in Stockholders' Equity for the Years Ended December 31, 2011, 2010 and 2009

Consolidated Statement of Cash Flows for the Years Ended December 31, 2011, 2010 and 2009

Notes to Consolidated Financial Statements

2.          Financial Statement Schedules

All financial statement schedules have been omitted, as they are inapplicable or the required information is included in the financial statements or notes thereto.

Page - 95

(B)           Exhibits Filed

The following exhibits are filed as part of this report or hereby incorporated by references to filings previously made with the SEC

Exhibit		Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
2.01	Modified Whole Bank Purchase and Assumption Agreement dated February 18, 2011 among Federal Deposit Insurance Corporation, Receiver of Charter Oak Bank, Napa, California, Federal Deposit Insurance Corporation, and Bank of Marin	8-K	001-33572	99.2	February 28, 2011
3.01	Articles of Incorporation, as amended	10-Q	001-33572	3.01	November 7, 2007
3.02	Bylaws, as amended	10-Q	001-33572	3.02	May 9, 2011
4.01	Rights Agreement dated as of July 2, 2007	8-A12B	001-33572	4.1	July 2, 2007
4.02	Form of Warrant for Purchase of Shares of Common Stock, as amended	POS AM S-3	333-156782		December 20, 2011
10.01	2007 Employee Stock Purchase Plan	S-8	333-144810	4.1	July 24, 2007
10.02	1989 Stock Option Plan	S-8	333-144807	4.1	July 24, 2007
10.03	1999 Stock Option Plan	S-8	333-144808	4.1	July 24, 2007
10.04	2007 Equity Plan	S-8	333-144809	4.1	July 24, 2007
10.05	2010 Director Stock Plan	S-8	333-167639	4.1	June 21, 2010
10.06	Form of Indemnification Agreement for Directors and Executive Officers dated August 9, 2007	10-Q	001-33572	10.06	November 7, 2007
10.07	Form of Employment Agreement dated January 23, 2009	8-K	001-33572	10.1	January 26, 2009
10.08	2010 Director Stock Plan	S-8	333-167639	4.1	June 21, 2010
10.09	2010 Annual Individual Incentive Compensation Plan	8-K	001-33572	99.1	October 21, 2010
10.10
Salary Continuation Agreement with four executive officers, Russell Colombo, Chief Executive Officer, Christina Cook, Chief Financial Officer, Kevin Coonan, Chief Credit Officer, and Peter Pelham, Director of Retail Banking, dated January 1, 2011
		8-K	001-33572	10.1 10.2 10.3 10.4	January 6, 2011
10.11	2007 Form of Change in Control Agreement	8-K	001-33572	10.1	October 31, 2007
11.01	Earnings Per Share Computation - included in Note 1 to the Consolidated Financial Statements.					Filed
14.01	Code of Ethical Conduct	8-K	001-33572	14.01	January 26, 2008
23.01	Consent of Moss Adam LLP					Filed
31.01	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					Filed
31.02	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					Filed
32.01	Certification pursuant to 18 U.S.C. §1350 as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.					Furnished
101.01*	XBRL Interactive Data File					Furnished

*As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

Page - 96

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, Bancorp has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bank of Marin Bancorp

Dated: March 12, 2012	/s/ Russell A. Colombo
Russell A. Colombo
President &
Chief Executive Officer
(Principal Executive Officer)

Dated: March 12, 2012	/s/ Christina J. Cook
Christina J. Cook
Executive Vice President &
Chief Financial Officer
(Principal Financial Officer)

Dated: March 12, 2012	/s/ Cecilia Situ
Cecilia Situ
First Vice President &
Controller
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Page - 97

Members of Bank of Marin Bancorp's Board of Directors

Dated: March 12, 2012	/s/ Joel Sklar
Joel Sklar, M.D.
Chairman of the Board

Dated: March 12, 2012	/s/ Russell A. Colombo
Russell A. Colombo
President & Chief Executive Officer

Dated: March 12, 2012	/s/ Thomas M. Foster
Thomas M. Foster

Dated: March 12, 2012	/s/ Robert Heller
Robert Heller

Dated: March 12, 2012	/s/ Norma J. Howard
Norma J. Howard

Dated: March 12, 2012	/s/ Stuart D. Lum
Stuart D. Lum

Dated: March 12, 2012	/s/ Joseph D. Martino
Joseph D. Martino

Dated: March 12, 2012	/s/ William H. McDevitt, Jr.
William H. McDevitt, Jr.

Dated: March 12, 2012	/s/ Brian M. Sobel
Brian M. Sobel

Dated: March 12, 2012	/s/ J. Dietrich Stroeh
J. Dietrich Stroeh

Dated: March 12, 2012	/s/ Jan I. Yanehiro
Jan I. Yanehiro

Page - 98

EXHIBIT INDEX

Exhibit Number	Description	Location
23.01	Consent of Moss Adams LLP.	Filed herewith.

31.01	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.02	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.01	Certification pursuant to 18 U.S.C. §1350 as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

Page - 99