Form 10-Q
period 2012-03-31
Bank of Marin Bancorp
filed 2012-05-08
CIK 1403475

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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
Yes   ☐     No  ☒

As of April 30, 2012, there were 5,357,689 shares of common stock outstanding.

Page-2

PART I       FINANCIAL INFORMATION

ITEM 1.  Financial Statements

BANK OF MARIN BANCORP CONSOLIDATED STATEMENTS OF CONDITION
at March 31, 2012 and December 31, 2011

(in thousands, except share data; 2012 unaudited)	March 31, 2012	December 31, 2011
Assets
Cash and due from banks	$139,827	$127,732
Short-term investments	2,012	2,011
Cash and cash equivalents	141,839	129,743
Investment securities
Held to maturity, at amortized cost	73,912	59,738
Available for sale (at fair market value; amortized cost $131,621 and $132,348 at March 31, 2012 and December 31, 2011, respectively)	134,443	135,104
Total investment securities	208,355	194,842
Loans, net of allowance for loan losses of $13,522 and $14,639 at March 31, 2012 and December 31, 2011, respectively	1,018,685	1,016,515
Bank premises and equipment, net	9,183	9,498
Interest receivable and other assets	43,222	42,665
Total assets	$1,421,284	$1,393,263

Liabilities and Stockholders' Equity
Liabilities
Deposits
Non-interest bearing	$409,409	$359,591
Interest bearing
Transaction accounts	153,244	134,673
Savings accounts	82,151	75,617
Money market accounts	426,175	434,461
CDARS® time accounts	31,562	46,630
Other time accounts	143,100	152,000
Total deposits	1,245,641	1,202,972
Federal Home Loan Bank borrowings	15,000	35,000
Subordinated debenture	5,000	5,000
Interest payable and other liabilities	15,622	14,740
Total liabilities	1,281,263	1,257,712

Stockholders' Equity
Preferred stock, no par value, Authorized - 5,000,000 shares, none issued	—	—
Common stock, no par value Authorized - 15,000,000 shares Issued and outstanding - 5,348,659 and 5,336,927 shares at March 31, 2012 and December 31, 2011, respectively	57,254	56,854
Retained earnings	81,130	77,098
Accumulated other comprehensive income, net	1,637	1,599
Total stockholders' equity	140,021	135,551
Total liabilities and stockholders' equity	$1,421,284	$1,393,263

The accompanying notes are an integral part of these consolidated financial statements.

Page-3

BANK OF MARIN BANCORP CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME for the three months ended March 31, 2012, December 31, 2011 and March 31, 2011

	Three months ended
(in thousands, except per share amounts; unaudited)	March 31, 2012	December 31, 2011	March 31, 2011
Interest income
Interest and fees on loans	$15,328	$15,150	$15,900
Interest on investment securities
Securities of U.S. Government agencies	967	847	733
Obligations of state and political subdivisions	387	396	302
Corporate debt securities and other	201	203	111
Interest on Federal funds sold and short-term investments	50	70	40
Total interest income	16,933	16,666	17,086
Interest expense
Interest on interest bearing transaction accounts	44	30	38
Interest on savings accounts	22	23	29
Interest on money market accounts	183	282	337
Interest on CDARS® time accounts	32	45	94
Interest on other time accounts	304	336	358
Interest on borrowed funds	147	232	352
Total interest expense	732	948	1,208
Net interest income	16,201	15,718	15,878
Provision for loan losses	—	2,500	1,050
Net interest income after provision for loan losses	16,201	13,218	14,828
Non-interest income
Service charges on deposit accounts	524	447	443
Wealth Management and Trust Services	456	445	434
Debit card interchange fees	234	233	188
Earnings on Bank-owned life insurance	188	197	169
Other income	293	202	365
Total non-interest income	1,695	1,524	1,599
Non-interest expense
Salaries and related benefits	5,604	4,742	4,929
Occupancy and equipment	987	981	907
Depreciation and amortization	341	342	308
Federal Deposit Insurance Corporation insurance	233	210	387
Data processing	606	557	582
Professional services	585	561	733
Other expense	1,479	2,341	1,284
Total non-interest expense	9,835	9,734	9,130
Income before provision for income taxes	8,061	5,008	7,297
Provision for income taxes	3,121	1,625	2,788
Net income	$4,940	$3,383	$4,509

Net income per common share:
Basic	$0.93	$0.64	$0.85
Diluted	$0.91	$0.63	0.84
Weighted-average shares used to compute net income per common share:
Basic	5,326	5,313	5,283
Diluted	5,425	5,394	5,366
Dividends declared per common share	$0.17	$0.17	$0.16

Comprehensive income:
Net income	$4,940	$3,383	$4,509
Other comprehensive income (loss)
Change in net unrealized gain on available for sale securities	28	(191)	(1,058)
Reclassification adjustment for losses included in net income	38	—	—
Net change in unrealized gain on available for sale securities, before tax	66	(191)	(1,058)
Deferred tax expense (benefit)	28	(81)	(445)
Other comprehensive income (loss), net of tax	38	(110)	(613)
Comprehensive income	$4,978	$3,273	$3,896

The accompanying notes are an integral part of these consolidated financial statements.

Page-4

BANK OF MARIN BANCORP CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
for the year ended December 31, 2011 and the three months ended March 31, 2012

(dollars in thousands; 2012 unaudited )	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income, Net of Taxes	Total
	Shares	Amount
Balance at December 31, 2010	5,290,082	$55,383	$64,991	$1,546	$121,920
Net income	—	—	15,564	—	15,564
Other comprehensive income	—	—	—	53	53
Stock options exercised	34,913	741	—	—	741
Excess tax benefit - stock-based compensation	—	120	—	—	120
Stock issued under employee stock purchase plan	982	33	—	—	33
Restricted stock granted	5,675	—	—	—	—
Restricted stock forfeited / cancelled	(315)	—	—	—	—
Stock-based compensation - stock options	—	234	—	—	234
Stock-based compensation - restricted stock	—	143	—	—	143
Cash dividends paid on common stock	—	—	(3,457)	—	(3,457)
Stock issued in payment of director fees	5,590	200	—	—	200
Balance at December 31, 2011	5,336,927	$56,854	$77,098	$1,599	$135,551
Net income	—	—	4,940	—	4,940
Other comprehensive income	—	—	—	38	38
Stock options exercised	9,275	190	—	—	190
Excess tax benefit - stock-based compensation	—	15	—	—	15
Stock issued under employee stock purchase plan	157	5	—	—	5
Restricted stock forfeited	(380)	—	—	—	—
Stock-based compensation - stock options	—	48	—	—	48
Stock-based compensation - restricted stock	—	38	—	—	38
Cash dividends paid on common stock	—	—	(908)	—	(908)
Stock purchased by directors under director stock plan	100	4	—	—	4
Stock issued in payment of director fees	2,580	100	—	—	100
Balance at March 31, 2012	5,348,659	$57,254	$81,130	$1,637	$140,021

The accompanying notes are an integral part of these consolidated financial statements.

Page-5

BANK OF MARIN BANCORP CONSOLIDATED STATEMENTS OF CASH FLOWS
for the three months ended March 31, 2012 and 2011

(in thousands, unaudited)	March 31, 2012	March 31, 2011
Cash Flows from Operating Activities:
Net income	$4,940	$4,509
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	—	1,050
Compensation expense--common stock for director fees	50	55
Stock-based compensation expense	86	93
Excess tax benefits from exercised stock options	(10)	(38)
Amortization of investment security premiums, net of accretion of discounts	356	343
Accretion of discount on acquired loans	(713)	(1,324)
Decrease in deferred loan origination fees, net[1]	(292)	(507)
Loss on sale of investment securities	38	—
Depreciation and amortization	341	308
Bargain purchase gain on acquisition, net of tax	—	(85)
Loss on sale of repossessed assets	3	—
Earnings on bank owned life insurance policies[1]	(188)	(169)
Net change in operating assets and liabilities:
Interest receivable	(271)	(420)
Interest payable	(97)	61
Deferred rent and other rent-related expenses	42	107
Other assets[1]	213	1,141
Other liabilities	1,631	951
Total adjustments	1,189	1,566
Net cash provided by operating activities	6,129	6,075
Cash Flows from Investing Activities:
Proceeds from sale of premises and equipment	—	18
Purchase of securities held to maturity	(15,372)	—
Purchase of securities available for sale	(14,414)	(6,428)
Proceeds from sale of securities available for sale	2,181	—
Proceeds from paydowns/maturity of securities held to maturity	1,000	13,307
Proceeds from paydowns/maturity of securities available for sale	12,764	—
Loans originated and principal collected, net[1]	(1,794)	25,334
Purchase of bank owned life insurance policies	(364)	(2,500)
Purchase of premises and equipment	(26)	(622)
Proceeds from sale of repossessed assets	22	—
Cash receipt from acquisition	—	44,042
Net cash (provided by) used in investing activities	(16,003)	73,151
Cash Flows from Financing Activities:
Net increase (decrease) in deposits	42,669	(21,460)
Proceeds from stock options exercised	190	265
Repayment of Federal Home Loan Bank borrowings	(20,000)	(13,500)
Cash dividends paid on common stock	(908)	(847)
Stock issued under employee and director stock purchase plans	9	6
Excess tax benefits from exercised stock options	10	38
Net cash provided by (used in) financing activities	21,970	(35,498)
Net increase in cash and cash equivalents	12,096	43,728
Cash and cash equivalents at beginning of period	129,743	85,232
Cash and cash equivalents at end of period	$141,839	$128,960
Supplemental disclosure of cash flow information:
Cash paid in interest	$829	$1,147
Cash paid in income taxes	$253	$203
Supplemental disclosure of non-cash investing and financing activities:
Purchase of available-for-sale security on account and unsettled	$—	$5,218
Change in unrealized gain on available-for- sale securities	$66	$(1,058)
Loans transferred to repossessed assets	$—	$—
Stock issued in payment of director fees	$100	$100
Acquisition:
Fair value of assets acquired	$—	$107,763
Fair value of liabilities assumed	$—	$107,678
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

Certain information and footnote disclosures presented in the annual consolidated financial statements are not included in the interim consolidated financial statements. Accordingly, the accompanying unaudited interim consolidated financial statements should be read in conjunction with our 2011 Annual Report on Form 10-K.  The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the operating results for the full year.

The following table shows: 1) weighted average basic shares, 2) potential common shares related to stock options, unvested restricted stock and stock warrant, and 3) weighted average diluted shares. Basic earnings per share (“EPS”) are calculated by dividing net income by the weighted average number of common shares outstanding during each period, excluding unvested restricted stock. Diluted EPS are calculated using the weighted average diluted shares. The number of potential common shares included in quarterly diluted EPS is computed using the average market prices during the three months included in the reporting period under the treasury stock method. We have two forms of our outstanding common stock: common stock and unvested restricted stock awards. Holders of restricted stock awards receive non-forfeitable dividends at the same rate as common stockholders and they both share equally in undistributed earnings.

	Three months ended
(in thousands, except per share data; unaudited)	March 31, 2012	December 31, 2011	March 31, 2011
Weighted average basic shares outstanding	5,326,000	5,313,000	5,283,000
Add: Potential common shares related to stock options	49	39	42
Potential common shares related to unvested restricted stock	5	4	5
Potential common shares related to warrants	45	38	36
Weighted average diluted shares outstanding	5,326,099	5,313,081	5,283,083

Net income	$4,940	$3,383	$4,509

Basic EPS	$0.93	$0.64	$0.85
Diluted EPS	$0.91	$0.63	$0.84

Weighted average anti-dilutive shares not included in the calculation of diluted EPS-Stock options	32	75	64

Page-7

Note 2: Recently Issued Accounting Standards

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-11 Balance Sheet (Topic 210) Disclosures about Offsetting Assets and Liabilities. The ASU enhances disclosures in order to improve the comparability of offsetting (netting) assets and liabilities reported in accordance with U.S. generally accepted accounting principles (“GAAP”) and International Financial Reporting Standards (“IFRS”) by requiring entities to disclose both gross information and net information about both instruments and transactions eligible for offset in the statements of condition and instruments and transactions subject to an agreement similar to a master netting arrangement. This scope would include derivatives, sale and repurchase agreements and reverse sale and repurchase agreements, and securities borrowing and securities lending arrangements. This ASU is effective for annual periods beginning on or after January 1, 2013, and interim periods within those annual periods. We do not expect that the adoption of this ASU will have a significant impact on our financial condition or results of operations as it affects presentation only.

In June 2011, the FASB issued ASU No. 2011-05 Comprehensive Income (Topic 220) Presentation of Comprehensive Income. The ASU improves the comparability, consistency, and transparency of financial reporting and increases the prominence of items reported in other comprehensive income. The amendments to Topic 220, Comprehensive Income, require entities to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Entities are no longer permitted to present components of other comprehensive income as part of the statement of changes in stockholders' equity. Any adjustments for items that are reclassified from other comprehensive income to net income are to be presented on the face of the entities' financial statement regardless of the method of presentation for comprehensive income. The amendments do not change items to be reported in comprehensive income or when an item of other comprehensive income must be reclassified to net income, nor do the amendments change the option to present the components of other comprehensive income either net of related tax effects or before related tax effects. In December 2011, the FASB issued ASU No. 2011-12 Comprehensive Income (Topic 220) Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards, which supersedes certain pending paragraphs in ASU No. 2011-05 that pertain to how, when, and where reclassification adjustments are presented. This ASU is effective for fiscal years, and interim periods beginning on or after December 15, 2011. The specific requirement to present items that are reclassified from other comprehensive income to net income alongside their respective components of net income and other comprehensive income is deferred until the FASB re-deliberates. We have adopted this ASU in the first quarter of 2012.

In May 2011, the FASB issued ASU No. 2011-04 Fair Value Measurement (Topic 820) Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The ASU improves the comparability of fair value measurements presented and disclosed in accordance with U.S. GAAP and IFRS. The amendments to this ASU provide explanations on how to measure fair value, but do not require any additional fair value measurements and do not establish valuation standards or affect valuation practices outside of financial reporting. The amendments clarify existing fair value measurements and disclosure requirements to include: 1) application of the highest and best use and valuation premises concepts; 2) measuring fair value of an instrument classified in a reporting entity's shareholders' equity; and 3) disclosure requirements regarding quantitative information about unobservable inputs categorized within Level 3 of the fair value hierarchy. In addition, for assets and liabilities not recognized at fair value but disclosure is required, entities need to disclose the level in which the fair value measurement would be categorized within the fair value hierarchy. For public entities, ASU 2011-04 is effective during interim and annual periods beginning after December 15, 2011. We have adopted this ASU in the first quarter of 2012 and provided the applicable disclosure in Note 4 herein.

Note 3:  Acquisition

On February 18, 2011, we entered into a modified whole-bank purchase and assumption agreement without loss share with the Federal Deposit Insurance Corporation (the “FDIC”), the receiver of Charter Oak Bank of Napa, California, to purchase certain assets and assume certain liabilities of the former Charter Oak Bank to enhance our market presence (the “Acquisition”). For further information related to the Charter Oak Bank Acquisition, see Note 2 to the Consolidated Financial Statements in the Company's 2011 Form 10-K.

Page-8

Note 4:  Fair Value of Assets and Liabilities

Fair Value Hierarchy and Fair Value Measurement

We group our assets and liabilities that are measured at fair value in three levels within the fair value hierarchy, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:

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

The following table summarizes our assets and liabilities that were required to be recorded at fair value on a recurring basis.

(in thousands) Description of Financial Instruments	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Balance at March 31, 2012 (unaudited):
Securities available for sale:
Mortgage-backed securities and collaterized mortgage obligations issued by U.S. government agencies	$105,170	$—	$105,170	$—
Debentures of government sponsored agencies	$9,538	$—	$9,538	$—
Privately-issued collateralized mortgage obligations	$19,735	$—	$19,735	$—
Derivative financial liabilities (interest rate contracts)	$4,478	$—	$4,478	$—
Balance at December 31, 2011:
Securities available for sale:		$—
Mortgage-backed securities and collaterized mortgage obligations issued by U.S. government agencies	$108,857	$—	$108,857	$—
Debentures of government sponsored agencies	$8,050	$—	$8,050	$—
Privately-issued collateralized mortgage obligations	$18,197	$—	$18,197	$—
Derivative financial liabilities (interest rate contracts)	$5,052	$—	$5,052	$—

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

Page-9

agencies’ or government sponsored agencies' debt securities, mortgage-backed securities, and privately-issued collateralized mortgage obligations.

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

Certain financial assets may be measured at fair value on a non-recurring basis. These assets are subject to fair value adjustments that result from the application of the lower of cost or fair value accounting or write-downs of individual assets, such as other real estate owned. For example, when a loan is identified as impaired, it is reported at the lower of cost or fair value, measured based on the loan's observable market price (Level 1) or the current appraised value of the underlying collateral securing the loan if the loan is collateral dependent (Level 3).  Securities held to maturity may be written down to fair value (determined using the same techniques discussed above for securities available for sale) as a result of an other-than-temporary impairment, if any.

The following table presents the carrying value of financial instruments by level within the fair value hierarchy as of March 31, 2012 and December 31, 2011, for which a non-recurring change in fair value has been recorded.

(in thousands) Description of Financial Instruments	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3) [1]	Losses for the three months ended March 31, 2012 [1]	Losses for the three months ended March 31, 2011 [2]
At March 31, 2012 (unaudited):
Impaired loans carried at fair value [3]	$3,785	—	—	$3,785	$51	$1,213

At December 31, 2011:
Impaired loans carried at fair value [3]	$5,269	—	—	$5,269

1 Represents collateral-dependent loan principal balances that had been generally written down to the values of the underlying collateral, net of specific valuation allowance of $608 thousand and $1.4 million at March 31, 2012 and December 31, 2011, respectively. Significant unobservable inputs such as appraisals, recent comparable sales or offered prices are factored in when valuing these collaterals. The carrying value of loans fully charged-off, which includes unsecured lines of credit, overdrafts and all other loans, is zero.

2 Represents net charge-offs during the period presented and the specific valuation allowance established on loans during the period.

3 Represents the portion of impaired loans that have been written down to their estimated fair value.

Page-10

Disclosures about Fair Value of Financial Instruments

The table below is a summary of fair value estimates for financial instruments as of March 31, 2012 and December 31, 2011, excluding financial instruments recorded at fair value on a recurring basis (summarized in the first table in Note 4). The carrying amounts in the following table are recorded in the consolidated statements of condition under the indicated captions. We have excluded non-financial assets and non-financial liabilities defined by the Codification (ASC 820-10-15-1A), such as Bank premises and equipment, deferred taxes and other liabilities.  In addition, we have not disclosed the fair value of financial instruments specifically excluded from disclosure requirements of the Financial Instruments Topic of the Codification (ASC 825-10-50-8), such as Bank-owned life insurance policies.

	March 31, 2012			December 31, 2011
(in thousands; 2012 unaudited)	Carrying Amounts	Fair Value	Fair Value Hierarchy	Carrying Amounts	Fair Value
Financial assets
Cash and cash equivalents	$141,839	$141,839	Level 1	$129,743	$129,743
Investment securities held to maturity	73,912	76,132	Level 2	59,738	62,185
Loans, net	1,018,685	1,024,184	Level 3	1,016,515	1,053,762
Interest receivable	4,909	4,909	Level 2	4,638	4,638
Financial liabilities
Deposits	1,245,641	1,246,582	Level 2	1,202,972	1,203,974
Federal Home Loan Bank borrowings	15,000	16,185	Level 2	35,000	36,256
Subordinated debenture	5,000	4,886	Level 2	5,000	4,759
Interest payable	284	284	Level 2	381	381

Following is a description of methods and assumptions used to estimate the fair value of each class of financial instrument not recorded at fair value but required for disclosure purposes:

Cash and Cash Equivalents - The carrying amounts of cash and cash equivalents approximate their fair value because of the short-term nature of these instruments.

Held-to-maturity Securities - Held-to-maturity securities, which generally consist of obligations of state & political subdivisions and corporate bonds, are recorded at their amortized cost. Their fair value for disclosure purposes is determined using methodologies similar to those described above for available-for-sale securities using Level 2 inputs. If Level 2 inputs are not available, we may utilize pricing models that incorporate unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities (Level 3).  As of March 31, 2012, we did not hold any securities whose fair value was measured using significant unobservable inputs.

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

Page-11

Federal Home Loan Bank Borrowings - The fair value is estimated by discounting the future cash flows using current rates offered by the Federal Home Loan Bank of San Francisco ("FHLB") for similar credit advances corresponding to the remaining duration of our fixed-rate credit advances.

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

Page-12

Note 5:  Investment Securities

Our investment securities portfolio consists primarily of U.S. government agency securities, including mortgage-backed securities (“MBS”) and collateralized mortgage obligations (“CMOs”) issued or guaranteed by FNMA, FHLMC, or GNMA. Our portfolio also includes obligations of state and political subdivisions, corporate bonds, debentures issued by government-sponsored agencies such as FNMA and FHLMC, as well as privately issued CMOs, as reflected in the table below:

	March 31, 2012				December 31, 2011
	Amortized	Fair	Gross Unrealized		Amortized	Fair	Gross Unrealized
(in thousands; 2012 unaudited)	Cost	Value	Gains	(Losses)	Cost	Value	Gains	(Losses)
Held to maturity
Obligations of state and political subdivisions	$61,793	$64,066	$2,321	$(48)	$54,738	$57,226	$2,688	$(200)
Corporate bonds	12,119	12,066	7	(60)	5,000	4,959	---	(41)
Total held to maturity	73,912	76,132	2,328	(108)	59,738	62,185	2,688	(241)

Available for sale
Securities of U. S. government agencies:
MBS pass-through securities issued by FNMA and FHLMC	28,473	29,552	1,079	---	26,360	27,486	1,126	---
CMOs issued by FNMA	10,372	10,644	272	---	10,775	11,099	324	---
CMOs issued by FHLMC	16,790	17,181	391	---	18,853	19,386	533	---
CMOs issued by GNMA	46,828	47,793	965	---	49,940	50,886	946	---
Debentures of government sponsored agencies	9,559	9,538	34	(55)	8,000	8,050	50	---
Privately issued CMOs	19,599	19,735	238	(102)	18,420	18,197	116	(339)
Total available for sale	131,621	134,443	2,979	(157)	132,348	135,104	3,095	(339)

Total investment securities	205,533	210,575	5,307	(265)	192,086	197,289	5,783	(580)

 The amortized cost and fair value of investment debt securities by contractual maturity at March 31, 2012 are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2012
	Held to Maturity		Available for Sale
(in thousands; unaudited)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$3,908	$3,927	—	—
After one but within five years	34,430	34,994	12,994	13,129
After five years through ten years	24,365	25,796	10,341	10,513
After ten years	11,209	11,415	108,286	110,801
Total	$73,912	$76,132	$131,621	$134,443

One available-for-sale security was sold in February 2012 with a carrying value of $2.2M and net loss of $38 thousand. There were no sales of held-to-maturity securities in the first quarter of 2012.

Investment securities carried at $52.5 million and $53.6 million at March 31, 2012 and December 31, 2011, respectively, were pledged with the State of California: $51.8 million and $52.9 million to secure public deposits in compliance with the Local Agency Security Program at March 31, 2012 and December 31, 2011, respectively, and $710 thousand and $707 thousand to provide collateral for trust deposits at March 31, 2012 and December 31, 2011, respectively. In addition, investment securities carried at $1.1 million were pledged to collateralize an internal Wealth Management and Trust Services (“WMTS”) checking account at both March 31, 2012 and December 31, 2011.

Page-13

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

Twenty-two and seventeen investment securities were in unrealized loss positions at March 31, 2012 and December 31, 2011, respectively. They are summarized and classified according to the duration of the loss period as follows:

March 31, 2012	< 12 continuous months		> 12 continuous months		Total Securities in a loss position
(In thousands; unaudited)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
Held-to-maturity
Obligations of state & political subdivisions	$12,235	$(48)	$—	$—	$12,235	$(48)
Corporate bonds	5,059	(60)	—	—	5,059	(60)
Total held to maturity	17,294	(108)	—	—	17,294	(108)
Available-for-sale
Debentures of government sponsored agencies	4,504	(55)	—	—	4,504	(55)
Privately issued CMOs	2,894	(28)	4,576	(74)	7,470	(102)
Total available for sale	7,398	(83)	4,576	(74)	11,974	(157)
Total temporarily impaired securities	$24,692	$(191)	$4,576	$(74)	$29,268	$(265)

December 31, 2011	< 12 continuous months		> 12 continuous months		Total Securities in a loss position
(In thousands)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
Held-to-maturity
Obligations of state & political subdivisions	$17,607	$(174)	$1,775	$(26)	$19,382	$(200)
Corporate bonds	4,959	(41)	—	—	4,959	(41)
Total held to maturity	22,566	(215)	1,775	(26)	24,341	(241)
Available-for-sale
Privately issued CMOs	$8,173	$(205)	$3,757	$(134)	$11,930	$(339)
Total available for sale	$8,173	$(205)	$3,757	$(134)	$11,930	$(339)
Total temporarily impaired securities	$30,739	$(420)	$5,532	$(160)	$36,271	$(580)

Ten obligations of U.S. states and political subdivisions, two corporate bonds and one government agency debenture in our portfolio were in a temporary loss position for less than twelve months. These securities are deemed credit worthy without delinquency history and are all rated above A-/A1 by Standard & Poor's/Moody. As a result, we concluded that these securities were not other-than-temporarily impaired at March 31, 2012.

The unrealized losses associated with privately issued CMOs is primarily driven by changes in interest rates and not due to the credit quality of the securities. These securities are privately issued by financial institutions with no guarantee from government sponsored agencies. They are collateralized by residential mortgages or home equity loans and may

Page-14

be prepaid at par prior to maturity. Most of these securities were AAA rated by at least one major rating agency. We estimate loss projections for each security by assessing loans collateralizing the security and determining expected default rates and loss severities. Based upon our assessment of expected credit losses of each security given the performance of the underlying collateral and credit enhancements where applicable, we concluded that these securities were not other-than-temporarily impaired at March 31, 2012.

Securities Carried at Cost

As a member of the FHLB, we are required to maintain a minimum investment in the FHLB capital stock determined by the Board of Directors of the FHLB. The minimum investment requirements can also increase in the event we need to increase our borrowing capacity with the FHLB. Shares cannot be purchased or sold except between the FHLB and its members at its $100 per share par value. We held $5.4 million of FHLB stock recorded at cost in other assets at March 31, 2012, and December 31, 2011, respectively. On February 22, 2012, FHLB declared a cash dividend for the fourth quarter of 2011 at an annualized dividend rate of 0.48%. Management does not believe that the FHLB stock is other-than-temporarily-impaired, as we expect to be able to redeem this stock at cost.

As a member bank of Visa U.S.A., we hold 16,939 shares of Visa Inc. Class B common stock with a carrying value of zero, which is equal to our cost basis. These shares are restricted from resale until their conversion into Class A (voting) shares upon the termination of Visa Inc.'s covered litigation escrow account. The conversion rate will be determined upon the final resolution of the Visa Inc. covered litigation. The fair value of the Class B common stock we own was $850 thousand and $732 thousand at March 31, 2012 and December 31, 2011, respectively, based on the Class A as-converted rate of 0.4254.

Page-15

Note 6:  Loans and Allowance for Loan Losses

Credit Quality of Loans

Outstanding loans by class and payment aging as of March 31, 2012 and December 31, 2011 are as follows:

Loan Aging Analysis by Class As of March 31, 2012 and December 31, 2011
(dollars in thousands; 2012 unaudited)	Commercial	Commercial real estate, owner-occupied	Commercial real estate, investor	Construction	Home equity	Other residential [1]	Installment and other consumer	Total
March 31, 2012
30-59 days past due	$224	$—	$—	$—	$195	$483	$429	$1,331
60-89 days past due	—	—	460	—	—	—	10	470
Greater than 90 days past due (non-accrual) [2]	2,282	1,403	6,529	2,831	795	—	566	14,406
Total past due	2,506	1,403	6,989	2,831	990	483	1,005	16,207
Current	174,149	170,951	444,920	51,809	96,840	56,766	20,565	1,016,000
Total loans [3]	$176,655	$172,354	$451,909	$54,640	$97,830	$57,249	$21,570	$1,032,207
Non-accrual loans to total loans	1.3%	0.8%	1.4%	5.2%	0.8%	—	2.6%	1.4%
December 31, 2011
30-59 days past due	$371	$576	$6,060	$—	$195	$—	$7	$7,209
60-89 days past due	139	—	—	—	—	—	34	173
Greater than 90 days past due (non-accrual) [2]	2,955	2,033	741	3,014	766	1,942	519	11,970
Total past due	3,465	2,609	6,801	3,014	961	1,942	560	19,352
Current	172,325	172,096	439,624	48,943	97,082	59,560	22,172	1,011,802
Total loans [3]	$175,790	$174,705	$446,425	$51,957	$98,043	$61,502	$22,732	$1,031,154
Non-accrual loans to total loans	1.7%	1.2%	0.2%	5.8%	0.8%	3.2%	2.3%	1.2%
1 Our residential loan portfolio includes no sub-prime loans, nor is it our normal practice to underwrite loans commonly referred to as "Alt-A mortgages", the characteristics of which are loans lacking full documentation, borrowers having low FICO scores or higher loan-to-value ratios.

2 March 31, 2012 amounts include $1.6 million of Purchased Credit Impaired ("PCI") loans that have stopped accreting interest and exclude accreting PCI loans of $4.4 million, as their accretable yield interest recognition is independent from the underlying contractual loan delinquency status. There were no accruing loans past due more than 90 days at March 31, 2012 or December 31, 2011.

3 Amounts were net of deferred loan fees of $1.3 million and $1.6 million at March 31, 2012 and December 31, 2011, respectively.

Our commercial loans are generally made to established small to mid-sized businesses to provide financing for their working capital needs or acquisition of fixed assets.  Management examines historical, current, and projected cash flows to determine the ability of the borrower to repay their obligations as agreed. Commercial loans are primarily made based on the identified cash flows of the borrower and secondarily on the underlying collateral. The cash flows of borrowers, however, may not occur as expected, and the collateral securing these loans may fluctuate in value. Most commercial and industrial loans are secured by the assets being financed, such as accounts receivable or inventory, and incorporate a personal guarantee. Some short-term loans may be made on an unsecured basis. In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers. We target stable local businesses with strong guarantors that have proven to be more resilient in periods of economic stress.  Typically, the strong guarantors provide an additional source of repayment for most of our credit extensions.

Commercial real estate loans are subject to underwriting standards and processes similar to commercial loans discussed above. We underwrite these loans to be repaid from cash flow and to be supported by real property collateral. Repayment of commercial real estate loans is largely dependent on the successful operation of the property securing the loan, or the business conducted on the property securing the loan. Substantially all of these loans underwritten by us meet a minimum debt coverage ratio of 1.20:1.00, and we also generally require a conservative loan-to-value of 65% or less. Furthermore, substantially all of our loans are guaranteed by the owners of the properties.  Commercial real estate loans may be adversely affected by conditions in the real estate markets or in the general economy. In the event of a vacancy, strong guarantors have historically carried the loans until a replacement tenant can be found.  The owner’s substantial equity investment provides a strong economic incentive to continue to support the commercial real estate projects. As such, we experience nominal delinquencies in this portfolio.

Page-16

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

Consumer loans primarily consist of home equity lines of credit and loans, other residential (tenancy-in-common, or “TIC”) loans and other personal loans. We originate consumer loans utilizing credit score information, debt-to-income ratio and loan-to-value ratio analysis. To monitor and manage consumer loan risk, policies and procedures are developed and modified, as needed. This activity, coupled with relatively small loan amounts that are spread across many individual borrowers, minimizes risk. Additionally, trend reports are reviewed by Management on a regular basis. Underwriting standards for home equity loans include, but are not limited to, a maximum loan-to-value percentage of 75% of loans that are $1,250,000 or less (and even more conservatively for homes with values in excess of this amount), the number of such loans a borrower can have at one time and documentation requirements. Our underwriting of the other residential loans, mostly secured by TIC units in San Francisco, was cautious compared to traditional residential mortgages due to the unique ownership structure and the interest-only feature of some of these loans.  However, these borrowers tend to have more equity in their properties, which mitigates risk. Personal loans are nearly evenly split between mobile home loans and floating home loans along with a small number of direct auto loans and installment loans. Personal unsecured loans are offered to consumers with additional underwriting procedures in place, including net worth, and borrowers’ verified liquid assets analysis. In general, personal loans usually have a higher degree of risk than other types of loans.

We use a risk rating system as a tool used to evaluate asset quality, and to identify and monitor credit risk in individual loans, and ultimately in the portfolio. Definitions of loans that are risk graded “Special Mention” or worse loans are consistent with those used by the banking regulators.  Our internally assigned grades are as follows:

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

Doubtful - Critical weaknesses that make collection or liquidation in full improbable. There may be specific pending events that work to strengthen the asset, however, the amount or timing of the loss may not be determinable. Pending events generally occur within one year of the asset being classified as Doubtful. Examples include: merger, acquisition, or liquidation; capital injection; guarantee; perfecting liens on additional collateral; and refinancing. Such loans are placed on non-accrual status and usually are collateral-dependent.

We regularly review our credits for accuracy of risk grades whenever new financial information is received. Borrowers are required to submit financial information at regular intervals:

Page-17

•
Generally, commercial borrowers with lines of credit are required to submit financial information with reporting intervals ranging from monthly to annually depending on credit size, risk and complexity.

•	Investor commercial real estate borrowers with loans greater than $750 thousand are required to submit rent rolls or property income statements at least annually.

•	Construction loans are monitored monthly, and assessed on an ongoing basis.

•	Home equity and other consumer loans are assessed based on delinquency.

•	Loans graded “Watch” or more severe, regardless of loan type, are assessed no less than quarterly.

The following table represents our analysis of loans by internally assigned grades, including the PCI loans, at March 31, 2012 and December 31, 2011:

(in thousands; 2012 unaudited)	Commercial	Commercial real estate, owner-occupied	Commercial real estate, investor	Construction	Home equity	Other residential	Installment and other consumer	Purchased credit-impaired	Total
Credit Risk Profile by Internally Assigned Grade:
March 31, 2012
Pass	$138,051	$143,616	$439,368	$35,259	$92,237	$52,653	$20,675	$2,051	$923,910
Special Mention	22,107	21,307	5,026	—	1,838	1,765	—	609	52,652
Substandard	15,868	3,633	5,936	19,381	3,755	2,831	895	3,346	55,645
Doubtful	—	—	—	—	—	—	—	—	—
Total loans	$176,026	$168,556	$450,330	$54,640	$97,830	$57,249	$21,570	$6,006	$1,032,207

December 31, 2011
Pass	$148,806	$146,449	$433,307	$32,272	$93,188	$54,711	$21,648	$1,541	$931,922
Special Mention	7,874	18,434	4,877	—	838	2,010	—	529	34,562
Substandard	17,897	6,609	6,617	19,492	3,677	4,420	895	3,563	63,170
Doubtful	98	—	—	193	339	361	189	320	1,500
Total loans	$174,675	$171,492	$444,801	$51,957	$98,042	$61,502	$22,732	$5,953	$1,031,154

Page-18

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

The table below summarizes outstanding TDR loans by loan classes as of March 31, 2012 and December 31, 2011. The summary includes those TDRs that are on nonaccrual status and those that continue to accrue interest.

(in thousands; 2012 unaudited)	As of
Recorded investment in Troubled Debt Restructurings [1]	March 31, 2012	December 31, 2011

Commercial	$12,468	$4,969
Commercial real estate, owner-occupied	1,403	1,403
Construction	11,820	800
Home equity	560	467
Other residential	1,459	1,464
Installment and other consumer	1,543	1,552
Total	$29,253	$10,655
[1] Includes $25.6 million and $6.3 million of TDR loans that were accruing interest as of March 31, 2012 and December 31, 2011, respectively.

Page-19

The tables below presents the following information for TDRs modified during the periods presented: number of contracts modified, the recorded investment in the loans prior to modification, and the recorded investment in the loans after the loans were restructured. Modifications during the three months ended March 31, 2012 primarily involved payment extensions and forbearances, while modifications in 2011 involved interest rate concessions, maturity extensions and payment deferral, or some combination thereof. There were two commercial loans, two commercial real estate loans and one construction loan modified as troubled debt restructurings within the previous twelve months with recorded investments of $830 thousand that subsequently defaulted and were charged-off in the three-month period ended March 31, 2012. During the three months ended December 31, 2011 and March 31, 2011, defaults on loans restructured during the previous twelve months were not significant and such defaults did not significantly impact our determination of the allowance for loan losses.

(dollars in thousands; unaudited)	Number of Contracts Modified	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment[1]	Post-Modification Outstanding Recorded Investment at period end
Troubled Debt Restructurings during the three months ended March 31, 2012:
Commercial	7	$8,406	$8,302	$8,272
Construction	6	11,324	11,324	11,324
Home equity	1	100	100	100
Total	14	$19,830	$19,726	$19,696

Troubled Debt Restructurings during the three months ended March 31, 2011:
Commercial	8	$1,835	$1,813	$1,706
Construction	1	290	290	169
Other residential	1	238	238	238
Installment and other consumer	1	224	224	224
Total	11	$2,587	$2,565	$2,337

Page-20

Impaired loan balances and their related allowance by major classes of loans

The table below summarizes information on impaired loans and their related allowance:

(dollars in thousands; 2012 unaudited)	Commercial	Commercial real estate, owner-occupied	Commercial real estate, investor	Construction	Home equity	Other residential	Installment and other consumer	Total
March 31, 2012
Recorded investment in impaired loans:
With no specific allowance recorded	$10,652	$1,403	$6,529	$13,925	$584	$1,459	$1,009	$35,561
With a specific allowance recorded	2,613	452	1,069	399	491	—	1,100	6,124
Total recorded investment in impaired loans	$13,265	$1,855	$7,598	$14,324	$1,075	$1,459	$2,109	$41,685
Unpaid principal balance of impaired loans:
With no specific allowance recorded	$12,317	$3,060	$6,609	$16,709	$1,070	$1,459	$1,051	$42,275
With a specific allowance recorded	3,055	983	1,531	585	491	—	1,100	7,745
Total unpaid principal balance of impaired loans	$15,372	$4,043	8,140	$17,294	$1,561	$1,459	$2,151	$50,020
Specific allowance	$793	$42	$154	$3	$375	$—	$513	$1,880
Average recorded investment in impaired loans during the quarter ended March 31, 2012	15,352	1,354	3,853	14,544	1,411	3,074	2,102	41,690
Interest income recognized on impaired loans during the quarter ended March 31, 2012	144	—	65	162	5	25	17	418
December 31, 2011
Recorded investment in impaired loans:
With no specific allowance recorded	$2,866	$2,195	$648	$2,395	$591	$1,464	$1,022	$11,181
With a specific allowance recorded	2,969	1,018	623	909	454	1,942	1,049	8,964
Total recorded investment in impaired loans	$5,835	$3,213	1,271	$3,304	$1,045	$3,406	$2,071	$20,145
Unpaid principal balance of impaired loans:
With no specific allowance recorded	$4,730	$5,140	$648	$5,007	$1,077	$1,464	$1,064	$19,130
With a specific allowance recorded	4,598	1,862	825	1,095	544	1,942	1,049	11,915
Total recorded investment in impaired loans	$9,328	$7,002	1,473	$6,102	$1,621	$3,406	$2,113	$31,045
Specific allowance	$1,285	$169	$163	$194	$262	$408	$465	$2,946
Average recorded investment in impaired loans during the year ended December 31, 2011	4,695	1,873	595	3,505	813	1,612	1,844	14,937
Interest income recognized on impaired loans during the year ended December 31, 2011	102	—	38	—	14	72	26	252

The gross interest income that would have been recorded had non-accrual loans been current totaled $256 thousand, $246 thousand and $220 thousand in the quarters ended March 31, 2012, December 31, 2011 and March 31, 2011, respectively. PCI loans are excluded from the foregone interest data above as their accretable yield interest recognition is independent from the underlying contractual loan delinquency status. See “PCI Loans” for further discussion.

Management monitors delinquent loans continuously and identifies problem loans, generally loans graded Substandard or worse, to be evaluated individually for impairment testing. Generally, we charge off our estimated losses related to specifically-identified impaired loans when it is deemed uncollectible. The charged-off portion of impaired loans outstanding at March 31, 2012 totaled approximately $4.0 million.  At March 31, 2012, there were no significant commitments to extend credit on impaired loans, including loans to borrowers whose terms have been modified in troubled debt restructurings.

Page-21

 The following table discloses loans by major portfolio category and activity in the ALLL, as well as the related ALLL disaggregated by impairment evaluation method:

Allowance for Loan Losses and Recorded Investment in Loans as of and for the three months ended March 31, 2012
(dollars in thousands; unaudited)	Commercial	Commercial real estate, owner-occupied	Commercial real estate, investor	Construction	Home equity	Other residential	Installment and other consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$4,334	$1,305	$3,710	$1,505	$1,444	$940	$1,182	$219	$14,639
Provision (reversal)	(273)	28	163	(200)	54	(240)	365	103	—
Charge-offs	(597)	(181)	(173)	(172)	(110)	(196)	—	—	(1,429)
Recoveries	306	—	—	—	6	—	—	—	312
Ending balance	$3,770	$1,152	$3,700	$1,133	$1,394	$504	$1,547	$322	$13,522
Ending ALLL related to loans collectively evaluated for impairment	$2,977	$1,110	$3,546	$1,130	$1,019	$504	$1,034	$322	$11,642
Ending ALLL related to loans individually evaluated for impairment	$746	$—	$—	$3	$375	$—	$513	$—	$1,637
Ending ALLL related to purchased credit-impaired loans	$47	$42	$154	$—	$—	$—	$—	$—	$243
Loans outstanding:
Collectively evaluated for impairment	$163,389	$168,556	$443,801	$40,316	$96,755	$55,790	$19,461	$—	$988,068
Individually evaluated for impairment[1]	12,637	—	6,529	14,324	1,075	1,459	2,109	—	38,133
Purchased credit-impaired	629	3,798	1,579	—	—	—	—	—	6,006
Total	$176,655	$172,354	$451,909	$54,640	$97,830	$57,249	$21,570	$—	$1,032,207
Ratio of allowance for loan losses to total loans	2.13%	0.67%	0.82%	2.07%	1.42%	0.88%	7.17%	NM	1.31%
Allowance for loan losses to non-accrual loans	165%	82%	57%	40%	175%	NM	273%	NM	94%

1 Total excludes $3.6 million PCI loans that are impaired post-acquisition, which are included in the "Purchased credit-impaired" amount in the next line below.

NM Not Meaningful

Page-22

Allowance for Loan Losses and Recorded Investment in Loans as of and for the year ended ended December 31, 2011
(dollars in thousands)	Commercial	Commercial real estate, owner-occupied	Commercial real estate, investor	Construction	Home equity	Other residential	Installment and other consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$3,114	$1,037	$4,134	$1,694	$643	$738	$835	$197	$12,392
Provision (reversal)	4,469	377	(424)	275	1,342	202	787	22	7,050
Charge-offs	(3,306)	(113)	—	(473)	(554)	—	(456)	—	(4,902)
Recoveries	57	4	—	9	13	—	16	—	99
Ending balance	$4,334	$1,305	$3,710	$1,505	$1,444	$940	$1,182	$219	$14,639
Ending ALLL related to loans collectively evaluated for impairment	$3,049	$1,136	$3,547	$1,311	$1,182	$532	$717	$219	$11,693
Ending ALLL related to loans individually evaluated for impairment	$957	$—	$91	$194	$262	$408	$465	$—	$2,377
Ending ALLL related to purchased credit-impaired loans	$328	$169	$72	$—	$—	$—	$—	$—	$569
Loans outstanding:
Collectively evaluated for impairment	$169,564	$171,492	$444,060	$48,653	$96,998	$58,095	$20,661	$—	$1,009,523
Individually evaluated for impairment[1]	5,110	—	741	3,304	1,045	3,407	2,071	—	15,678
Purchased credit-impaired	1,116	3,213	1,624	—	—	—	—	—	5,953
Total	$175,790	$174,705	$446,425	$51,957	$98,043	$61,502	$22,732	$—	$1,031,154
Ratio of allowance for loan losses to total loans	2.47%	0.75%	0.83%	2.90%	1.47%	1.53%	5.20%	NM	1.42%
Allowance for loan losses to non-accrual loans	147%	64%	501%	50%	189%	48%	228%	NM	122%

1 Total excludes $4.5 million PCI loans that have experienced credit deterioration post-acquisition, which are included in the "Purchased credit-impaired" amount in the next line below.

NM Not Meaningful

Activity in the allowance for loan losses for the three months ended March 31, 2011 follows:

(dollars in thousands; unaudited)	Commercial	Commercial real estate, owner-occupied	Commercial real estate, investor	Construction	Home equity	Other residential	Installment and other consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$3,114	$1,037	$4,134	$1,694	$643	$738	$835	$197	$12,392
Provision (reversal)	221	(4)	(108)	542	210	(14)	154	49	1,050
Charge-offs	(292)	—	—	(23)	—	—	(74)	—	(389)
Recoveries	10	—	—	—	—	—	6	—	16
Ending balance	$3,053	$1,033	$4,026	$2,213	$853	$724	$921	$246	$13,069
Average recorded investment in impaired loans during the quarter ended March 31, 2011	$2,486	$632	$—	$7,294	$314	$143	$1,763	$—	$12,632

Page-23

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

For acquired loans not considered credit-impaired, the difference between the contractual amounts due (principal amount) and the fair value is accounted for subsequently through accretion. We elect to recognize discount accretion based on the acquired loan’s contractual cash flows using an effective interest rate method. The accretion is recognized through the net interest margin.

The following table presents the fair value of loans pursuant to accounting standards for purchased credit-impaired loans and other purchased loans as of the acquisition date:

	February 18, 2011
(dollars in thousands)	Purchased credit-impaired loans	Other purchased loans		Total
Contractually required payments including interest	$24,316	$69,702		$94,018
Less: nonaccretable difference	(13,044)	—		(13,044)
Cash flows expected to be collected (undiscounted)	11,272	69,702		80,974
Accretable yield	(1,902)	(17,307)	[1]	(19,209)
Fair value of purchased loans	$9,370	$52,395		$61,765

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

When the timing and/or amounts of expected cash flows on such loans are not reasonably estimable, no interest is accreted and the loan is reported as a non-accrual loan; otherwise, if the timing and amounts of expected cash flows for purchased credit-impaired loans are reasonably estimable, then interest is accreted and the loans are reported as performing loans. The initial estimated cash flows expected to be collected are updated each quarter based on current assumptions regarding default rates, loss severities, and other factors that are reflective of current market conditions. Probable decreases in expected cash flows after acquisition result in the recognition of impairment, which would be recorded as a specific allowance for loan losses or a charge-off to the allowance. Probable and significant increases in expected cash flows would first reverse any related allowance for loan losses and any remaining increases would be recognized prospectively as interest income over the estimated remaining lives of the loans. The impact of changes in variable interest rates is recognized prospectively as adjustments to interest income.

The non-accretable difference represents the difference between the undiscounted contractual cash flows and the

Page-24

undiscounted expected cash flows, and also reflects the estimated credit losses in the acquired loan portfolio at the acquisition date and can fluctuate due to changes in expected cash flows during the life of the PCI loans.

The following table reflects the outstanding balance and related carrying value of PCI loans as of the acquisition date (February 18, 2011), December 31, 2011, and March 31, 2012:

	March 31, 2012		December 31, 2011		February 18, 2011
PCI Loans (dollars in thousands; 2012 unaudited)	Unpaid principal balance	Carrying value	Unpaid principal balance	Carrying value	Unpaid principal balance	Carrying value
Commercial	$2,316	$629	$3,168	$1,116	$10,860	$3,706
Commercial real estate	9,472	5,377	9,466	4,837	10,139	5,664
Total purchased credit-impaired loans	$11,788	$6,006	$12,634	$5,953	$20,999	$9,370

The activities in the accretable yield, or income expected to be earned, for PCI loans were as follows:

Accretable Yield	Three months ended	Three months ended	Three months ended
(dollars in thousands, unaudited)	March 31, 2012	December 31, 2011	March 31, 2011
Balance at beginning of period	$5,405	$4,165	$—
Additions	—	—	1,902
Removals [1]	(225)	(651)	(39)
Accretion	(510)	(639)	(76)
Reclassifications (to)/from nonaccretable difference [2]	955	2,530	—
Balance at end of period	$5,625	$5,405	$1,787

1 Represents the accretable difference that is relieved when a loan exits the PCI population due to payoff, full charge-off, or transfer to repossessed assets, etc.

2 Primarily relates to improvements in expected credit performance and changes in expected timing of cash flows.

 Pledged Loans

Our FHLB line of credit is secured under terms of a blanket collateral agreement by a pledge of certain qualifying loans with an unpaid principal balance of $570.7 million and $547.6 million at March 31, 2012 and December 31, 2011, respectively. Our FHLB line of credit totaled $322.5 million and $261.2 million at March 31, 2012 and December 31, 2011, respectively. In addition, we pledge a certain residential loan portfolio, which totaled $37.7 million and $41.2 million at March 31, 2012 and December 31, 2011, respectively, to secure our borrowing capacity with the Federal Reserve Bank (“FRB”). Also see Note 7 below.

Note 7: Borrowings

Federal Funds Purchased – We have unsecured lines of credit totaling $77.0 million with correspondent banks for overnight borrowings.  In general, interest rates on these lines approximate the Federal funds target rate. At March 31, 2012 and December 31, 2011, we had no overnight borrowings outstanding under these credit facilities.

Federal Home Loan Bank Borrowings – As of March 31, 2012 and December 31, 2011, we had lines of credit with the FHLB totaling $322.5 million and $261.2 million, respectively, based on eligible collateral of certain loans.  At March 31, 2012 and December 31, 2011, we had no FHLB overnight borrowings.

On February 5, 2008, we entered into a ten-year borrowing agreement under the same FHLB line of credit for $15.0 million at a fixed rate of 2.07%, which remained outstanding at March 31, 2012. Interest-only payments are required every three months until maturity. Although the entire principal is due on February 5, 2018, the FHLB has the unconditional right to accelerate the due date on May 5, 2012 and every three months thereafter (the “put dates”). If the FHLB exercises its right to accelerate the due date, the FHLB will offer replacement funding at the current market rate, subject to certain conditions. We must comply with the put date, but are not required to accept replacement funding.

On January 23, 2009, we entered into a three-year borrowing agreement under the FHLB line of credit for $20.0 million

Page-25

at a fixed rate of 2.29%. On January 23, 2012, the borrowing matured and was paid off.

At March 31, 2012, $307.5 million was remaining as available for borrowing from the FHLB. The FHLB overnight borrowing and the FHLB line of credit are secured by a certain loan portfolio under a blanket lien.

Federal Reserve Line of Credit – We have a line of credit with the FRB secured by a certain residential loan portfolio.  At March 31, 2012 and December 31, 2011, we had borrowing capacity under this line totaling $37.7 million and $41.2 million, respectively, and had no outstanding borrowings with the FRB.

Subordinated Debt – On September 17, 2004 we issued a 15-year, $5.0 million subordinated debenture through a pooled trust preferred program. Interest-only payments are paid quarterly until maturity on September 17, 2019.  We have the right to redeem the debenture, in whole or in part, at the redemption price at principal amounts in multiples of $1.0 million on any interest payment date. The interest rate on the debenture changes quarterly at the three-month LIBOR plus 2.48%. The rate at March 31, 2012 was 2.95%. The debenture is subordinated to the claims of depositors and our other creditors.

Note 8:  Stockholders' Equity

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

Under the American Recovery and Reinvestment Act of 2009, which allows participants in the TCPP to withdraw from the program, we repurchased all 28,000 shares of outstanding preferred stock from the U.S. Treasury at $28 million plus accrued but unpaid dividends of $179 thousand on March 31, 2009. At the time of repurchase, we also accelerated the remaining accretion of the preferred stock totaling $945 thousand through retained earnings, reducing our net income available to common stockholders. The warrant was subsequently auctioned to two institutional investors in November 2011 and remains outstanding. It is adjusted for cash dividend increases to represent a right to purchase 155,028 shares of common stock at $27.09 per share as of March 31, 2012 in accordance with Section 13(c) of the Form of Warrant to Purchase Common Stock.

Dividends

Presented below is a summary of cash dividends paid to common stockholders, recorded as a reduction of retained earnings.

	Three months ended
(in thousands except per share data, unaudited)	March 31, 2012	December 31, 2011	March 31, 2011
Cash dividends to common stockholders	$908	$906	$847
Cash dividends per common share	$0.17	$0.17	$0.16

Share-Based Payments

The fair value of stock options on the grant date is recorded as a stock-based compensation expense in the consolidated statements of comprehensive income over the requisite service period with a corresponding increase in common stock. Stock-based compensation also includes compensation expense related to the issuance of unvested restricted common shares pursuant to the 2007 Equity Plan. The grant-date fair value of the restricted common shares, which equals its intrinsic value on that date, is being recorded as compensation expense over the requisite service period with a corresponding increase in common stock as the shares vest. In addition, we record excess tax benefits on the exercise of non-qualified stock options, the disqualifying disposition of incentive stock options and vesting of restricted stock as an addition to common stock with a corresponding decrease in current taxes payable.

Page-26

The holders of the unvested restricted common shares are entitled to dividends on the same per-share ratio as the holders of common stock. Dividends paid on the portion of share-based awards not expected to vest are also included in stock-based compensation expense. Tax benefits on dividends paid on the portion of share-based awards expected to vest are recorded as increase to common stock with a corresponding decrease in current taxes payable.

Note 9:  Commitments and Contingencies

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

The contractual amount of loan commitments and standby letters of credit not reflected on the consolidated statement of condition was $269.0 million at March 31, 2012 at rates ranging from 1.91% to 18.00%. This amount included $153.1 million under commercial lines of credit (these commitments are contingent upon customers maintaining specific credit standards), $74.1 million under revolving home equity lines, $19.7 million under undisbursed construction loans, $12.6 million under standby letters of credit, and a remaining $9.5 million under personal and other lines of credit. We have set aside an allowance for losses in the amount of $538 thousand for these commitments as of March 31, 2012, which is recorded in interest payable and other liabilities.

Operating Leases

We rent certain premises and equipment under long-term non-cancelable operating leases expiring at various dates through the year 2024. Commitments under these leases approximate $2.0 million, $2.7 million, $2.6 million, $2.7 million and $2.8 million for 2012 (April through December), 2013, 2014, 2015, and 2016 respectively, and $14.1 million for all years thereafter.

Litigation and Regulatory Matters

We may be party to legal actions which arise from time to time as part of the normal course of our business.  We believe, after consultation with legal counsel, that we have meritorious defenses in these actions, and that litigation contingency liability, if any, will not have a material adverse effect on our financial position, results of operations, or cash flows. We are responsible for our proportionate share of certain litigation indemnifications provided to Visa U.S.A. by its member banks in connection with lawsuits related to anti-trust charges and interchange fees. Also refer to Note 13 to the Consolidated Financial Statements of the Bancorp’s 2011 Annual Report on Form 10-K.

Page-27

Note 10: Derivative Financial Instruments and Hedging Activities

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

Our credit exposure, if any, on interest rate swaps is limited to the favorable value (net of any collateral pledged to us) and interest payments of all swaps by each counterparty. Conversely, when an interest rate swap is in a liability position exceeding a certain threshold, we are required to post collateral to the counterparty in an amount determined by the agreements (generally when our derivative liability position is greater than $100 thousand or $1.3 million, depending upon the counterparty). Collateral levels are monitored and adjusted on a regular basis for changes in interest rate swap values. The aggregate fair value of all derivative instruments that are in a liability position and have collateral requirements on March 31, 2012 is $4.5 million, for which we have posted cash collateral of $4.9 million.

As of March 31, 2012, we have seven interest rate swap agreements, which are scheduled to mature in September 2018, April 2019, June 2020, August 2020, June 2022, June 2031 and October 2031. All of our derivatives are accounted for as fair value hedges. Our interest rate swaps are settled monthly with counterparties. Accrued interest on the swaps totaled $72 thousand as of March 31, 2012 and December 31, 2011. Information on our derivatives follows:

	Liability derivatives
(in thousands; 2012 unaudited)	March 31, 2012	December 31, 2011
Fair value hedges
Interest rate contracts notional amount	$33,762	$34,161
Credit risk amount	—	—
Interest rate contracts fair value [1]	4,478	5,052
Balance sheet location	Other liabilities	Other liabilities

Page-28

	Three months ended
(in thousands; unaudited)	March 31, 2012	December 31, 2011	March 31, 2011
Increase (decrease) in value of designated interest rate swaps recognized in interest income	$574	$(637)	$354
Payment on interest rate swaps recorded in interest income	(318)	(311)	(237)
(Decrease) increase in value of hedged loans recognized in interest income	(629)	624	(339)
Decrease in value of yield maintenance agreement recognized against interest income	(67)	(70)	(38)
Net loss on derivatives recognized against interest income [2]	$(440)	$(394)	$(260)
1 See Note 4 for valuation methodology.
2 Includes hedge ineffectiveness of ($122) thousand, ($83) thousand, and ($23) thousand for the quarters ended March 31, 2012, December 31, 2011 and March 31, 2011, respectively. Changes in value of swaps were included in the assessment of hedge effectiveness.

Page-29

ITEM 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

In the following pages, Management discusses its analysis of the financial condition and results of operations for the first quarter of 2012 compared to the first quarter of 2011 and to the fourth quarter of 2011. This discussion should be read in conjunction with the related consolidated financial statements in this Form 10-Q and with the audited consolidated financial statements and accompanying notes included in our 2011 Annual Report on Form 10-K. Average balances, including balances used in calculating certain financial ratios, are generally comprised of average daily balances.

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

Forward-looking statements are based on Management's current expectations regarding economic, legislative, and regulatory issues that may impact our earnings in future periods. A number of factors—many of which are beyond Management’s control—could cause future results to vary materially from current Management expectations. Such factors include, but are not limited to, general economic conditions; the economic downturn in the U.S. and abroad; changes in interest rates, deposit flows, real estate values, expected future cash flows on acquired loans, and competition; changes in accounting principles, policies or guidelines; changes in legislation or regulation; and other economic, competitive, governmental, regulatory and technological factors affecting our operations, pricing, products and services. These and other important factors are detailed in the Risk Factors section of this report and our 2011 Form 10-K as filed with the SEC, copies of which are available from us at no charge. Forward-looking statements speak only as of the date they are made. We do not undertake to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made or to reflect the occurrence of unanticipated events.

RESULTS OF OPERATIONS

Highlights of the financial results are presented in the following table:

(dollars in thousands, except per share data;	For the three months ended
unaudited)	March 31, 2012	December 31, 2011	March 31, 2011
For the period:
Net income	$4,940	$3,383	$4,509
Net income per share
Basic	$0.93	$0.64	$0.85
Diluted	$0.91	$0.63	$0.84
Return on average equity	14.39%	9.97%	14.74%
Return on average assets	1.41%	0.96%	1.44%
Common stock dividend payout ratio	18.28%	26.56%	18.82%
Efficiency ratio	54.96%	56.46%	52.24%
At period end:
Book value per common share	$26.18	$25.40	$23.64
Total assets	$1,421,284	$1,393,263	$1,290,699
Total loans	$1,032,207	$1,031,154	$978,950
Total deposits	$1,245,641	$1,202,972	$1,088,360
Loan-to-deposit ratio	82.9%	85.7%	89.9%

Page-30

Executive Summary

Our first quarter 2012 earnings of $4.9 million increased 46.0% from $3.4 million in the fourth quarter of 2011, and up 9.6% from $4.5 million in the first quarter of 2011. Diluted earnings per share were $0.91, up $0.28 from the fourth quarter of 2011 and up $0.07 from the same quarter a year ago.

No loan loss provision was recorded in the first quarter of 2012. The majority of loans deemed uncollectible and charged-off in the first quarter of 2012 had been adequately reserved at December 31, 2011. The absence of newly identified problem loans that have credit loss exposure and limited loan growth warranted no provision during the first quarter of 2012. The provision for loan losses totaled $2.5 million in the prior quarter and $1.1 million in the same quarter a year ago.

Gross loans totaled $1.0 billion at March 31, 2012 and December 31, 2011. Non-accrual loans totaled $14.4 million or 1.40% of Bancorp's loan portfolio at March 31, 2012, compared to $12.0 million, or 1.16% at December 31, 2011. Accruing loans past due 30 to 89 days declined to $1.8 million at March 31, 2012, from $7.4 million at December 31, 2011.

Total deposits grew $42.7 million, or 3.5%, from December 31, 2011. The higher level of deposits reflects increases in most deposit categories and growth across most of our markets. Non-interest bearing deposits comprised 32.9% of total deposits at March 31, 2012, compared to 29.9% at December 31, 2011.

Net interest income in the first quarter of 2012 totaled $16.2 million, an increase of $483 thousand, or 3.1%, from the prior quarter. The tax-equivalent net interest margin was 4.97% in the first quarter of 2012 compared to 4.79% in the prior quarter. The increase primarily reflects a higher level of gains on pay-offs of purchased credit-impaired ("PCI") loans recognized in interest income and a reduction in the cost of deposits due to the low interest rate environment.

Net interest income increased $323 thousand, or 2.0%, from the quarter ended March 31, 2011. The tax-equivalent net interest margin decreased forty-seven basis points from the same quarter last year, primarily relating to a lower level of accretion on purchased non-credit impaired loans and downward pressure on loan yields from repricing and market competition, partially offset by gains on pay-offs of PCI loans in the current quarter and a reduction in the cost of deposits due to the low interest rate environment.

Non-interest income in the first quarter of 2012 totaled $1.7 million, compared to $1.5 million in the prior quarter and $1.6 million from the same quarter a year ago. The increase from the prior quarter primarily reflects higher merchant interchange fees and higher service charges on deposit accounts.

Non-interest expense totaled $9.8 million in the first quarter of 2012, an increase of $101 thousand, or 1.0%, from the prior quarter and $705 thousand, or 7.7% from the same quarter a year ago. The increase from the same quarter a year ago primarily reflects higher personnel and occupancy costs associated with branch expansion, partially offset by lower FDIC insurance expense and lower acquisition-related expenses.

We reported a provision for income taxes of $3.1 million, $1.6 million and $2.8 million for the quarters ended March 31, 2012, December 31, 2011 and March 31, 2011, respectively. The increase in the provision for income taxes from the fourth quarter of 2011 was primarily due to a prior year tax provision to income tax return adjustment, as well as a higher level of pre-tax income in the first quarter of 2012.

Page-31

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

Allowance for Loan Losses

Allowance for loan losses is based upon estimates of loan losses and is maintained at a level considered adequate to provide for probable losses inherent in the outstanding loan portfolio. The allowance is increased by provisions charged to expense and reduced by charge-offs, net of recoveries. In periodic evaluations of the adequacy of the allowance balance, Management considers our past loan loss experience by type of credit, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, current economic conditions and other factors. We formally assess the adequacy of the allowance for loan losses on a quarterly basis. These assessments include the periodic re-grading of loans based on changes in their individual credit characteristics including delinquency, seasoning, recent financial performance of the borrower, economic factors, changes in the interest rate environment, and other factors as warranted. Loans are initially graded when originated. They are reviewed as they are renewed, when there is a new loan to the same borrower and/or when identified facts demonstrate heightened risk of default. Confirmation of the quality of our grading process is obtained by independent reviews conducted by outside consultants specifically hired for this purpose and by periodic examination by various bank regulatory agencies. Management monitors delinquent loans continuously and identifies problem loans to be evaluated individually for impairment testing. For loans that are deemed impaired, formal impairment measurement is performed at least quarterly on a loan-by-loan basis.

Our method for assessing the appropriateness of the allowance includes specific allowances for identified problem loans, an allowance factor for categories of credits, and allowances for changing environmental factors (e.g., portfolio trends, concentration of credit, growth and economic factors). Allowances for identified problem loans are based on specific analysis of individual credits. Loss estimation factors for loan categories are based on analysis of local economic factors applicable to each loan category, including consideration of our historical charge-off history. Allowances for changing environmental factors are Management's best estimate of the probable impact these changes have had on the loan portfolio as a whole.

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

Page-32

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

For purposes of accounting for the PCI loans purchased in the Acquisition, we elected not to apply the pooling method but to account for these loans individually. Disposals of loans, which may include sales of loans to third parties, receipt of payments in full by the borrower, foreclosure of the collateral, result in removal of the loan from the PCI loan portfolio at its carrying amount.

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

For acquired loans not considered PCI loans, we elect to recognize the entire fair value discount accretion based on the acquired loan's contractual cash flows using an effective interest rate method for term loans, and on a straight line basis to interest income for revolving lines, as the timing and amount of cash flows under revolving lines are not predictable. Subsequent to Acquisition, if the probable and estimable losses for non-PCI loans exceed the amount of the remaining unaccreted discount, the excess is established as an allowance for loan losses.

For further information regarding our acquired loans, see Note 6 to our Consolidated Financial Statements in this Form 10-Q.

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

Page-33

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

We have established and documented a process for determining fair value. We maximize the use of observable inputs when developing fair value measurements. Whenever there is no readily available market data, Management uses its best estimate and assumptions in determining fair value, but these estimates involve inherent uncertainties and the application of Management's judgment. As a result, if other assumptions had been used, our recorded earnings or disclosures could have been materially different from those reflected in these financial statements. For detailed information on our use of fair value measurements and our related valuation methodologies, see Note 4 to the Consolidated Financial Statements in this Form 10-Q.

Page-34

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

Average Statements of Condition and Analysis of Net Interest Income

	Three months ended			Three months ended			Three months ended
	March 31, 2012			December 31, 2011			March 31, 2011
		Interest			Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands; unaudited)	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Interest-bearing due from banks [1]	$87,101	$50	0.23%	$104,190	$70	0.26%	$62,374	$40	0.26%
Investment securities [2,3]	198,243	1,710	3.45%	194,533	1,616	3.32%	142,944	1,304	3.65%
Loans and banker's acceptances [1,3,4]	1,028,573	15,473	5.95%	1,009,916	15,289	5.92%	979,674	15,988	6.53%
Total interest-earning assets [1]	1,313,917	17,233	5.19%	1,308,639	16,975	5.08%	1,184,992	17,332	5.85%
Cash and non-interest-bearing due from banks	52,011			52,574			42,378
Bank premises and equipment, net	9,383			9,610			8,468
Interest receivable and other assets, net	34,808			34,324			31,400
Total assets	$1,410,119			$1,405,147			$1,267,238
Liabilities and Stockholders' Equity
Interest-bearing transaction accounts	$143,159	$44	0.12%	$130,894	$30	0.09%	$115,067	$38	0.13%
Savings accounts	78,831	22	0.11%	75,217	23	0.12%	62,574	29	0.19%
Money market accounts	436,333	183	0.17%	432,728	282	0.26%	382,794	337	0.36%
CDARS® time accounts	40,091	32	0.32%	39,850	45	0.45%	54,432	94	0.70%
Other time accounts	149,228	304	0.82%	152,619	336	0.87%	157,631	358	0.92%
FHLB fixed-rate advances	19,835	107	2.13%	35,000	195	2.21%	58,934	316	2.17%
Subordinated debenture [1]	5,000	40	3.16%	5,000	37	2.90%	5,000	36	2.88%
Total interest-bearing liabilities	872,477	732	0.34%	871,308	948	0.43%	836,432	1,208	0.59%
Demand accounts	384,774			386,066			298,075
Interest payable and other liabilities	14,814			13,214			8,635
Stockholders' equity	138,054			134,559			124,096
Total liabilities & stockholders' equity	$1,410,119			$1,405,147			$1,267,238
Tax-equivalent net interest income/margin [1]		$16,501	4.97%		$16,027	4.79%		$16,124	5.44%
Reported net interest income/margin [1]		$16,201	4.88%		$15,718	4.70%		$15,878	5.36%
Tax-equivalent net interest rate spread			4.85%			4.65%			5.26%

[1] Interest income/expense is divided by actual number of days in the period times 360 days to correspond to stated interest rate terms, where applicable.
[2] Yields on available-for-sale securities are calculated based on amortized cost balances rather than fair value, as changes in fair value are reflected as a component of stockholders' equity. Investment security interest is earned on 30/360 day basis monthly.

[3] Yields and interest income on tax-exempt securities and loans are presented on a taxable-equivalent basis using the Federal statutory rate of 35 percent.
[4] Average balances on loans outstanding include non-performing loans. The amortized portion of net loan origination fees is included in interest income on loans, representing an adjustment to the yield.

Page-35

First Quarter of 2012 Compared to First Quarter of 2011

The tax-equivalent net interest margin was 4.97% in the first quarter of 2012, compared to 5.44% in the same quarter last year.  The decrease of forty-seven basis points was primarily due to a lower yield on both loans and investment securities, as well as a higher concentration of lower-yielding liquid assets, partially offset by the reduction in the cost of deposits. The net interest spread decreased forty-one basis points over the same period for the same reasons.

The average yield on interest-earning assets decreased sixty-six basis points in the first quarter of 2012 compared to the first quarter of 2011. The yield on the loan portfolio decreased fifty-eight basis points due to: 1) the expected $1.1 million decline of accretion on purchased non-credit impaired loans ("non-PCI") from the Acquisition, which negatively impacted the loan yield by forty-five basis points; 2) downward repricing and rate concessions on the loan portfolio; and 3) the addition of new loans at lower current market rates. The decrease in loan yield was partially offset by: 1) gains on payoff of three purchased credit-impaired ("PCI") loans where the payoff amounts exceeded the recorded investment by $522 thousand, which increased the loan yield by twenty basis points; and 2) the increased accretion on PCI loans from higher expected cash flows, which resulted in a seventeen-basis-points increase in loan yield. The overall yield on total investment securities decreased, primarily due lower yields on recently purchased securities, partially offset by a change in the estimated maturity dates that slowed down the amortization of purchase premiums of U.S. government agencies.

Market interest rates are, in part, based on the target Federal funds interest rate (the interest rate banks charge each other for short-term borrowings) implemented by the Federal Reserve Open Market Committee. In December of 2008, the target interest rate reached a historic low with a range of 0% to 0.25% where it remains as of March 31, 2012.

We experienced a shift in the relative composition of interest-earning assets from higher-yielding loans, which decreased to 78.3% from 82.7% of average interest-earning assets in the quarters ended March 31, 2012 and 2011, respectively, to lower-yielding liquid assets. Total average interest-earning assets increased $128.9 million, or 10.9%, in the first quarter of 2012, compared to the first quarter of 2011. We recognized an increase of $55.3 million in average investment securities, $48.9 million in average loans (mainly due to the Acquisition on February 18, 2011), and $24.7 million in interest-bearing due from banks.

The average balance of interest-bearing liabilities increased $36.0 million, or 4.3%, in the first quarter of 2012 compared to the same period a year ago. The increase in average interest-bearing deposits reflects increases of $53.5 million in money market accounts, $28.1 million in interest-bearing transaction accounts, and $16.3 million in savings accounts, partially offset by a decrease of $39.1 million in FHLB advances (due to maturity and early payoff) and $22.7 million in time deposits (including CDARS®).

The rate on interest-bearing liabilities decreased twenty-five basis points in the first quarter of 2012 compared to the same quarter a year ago, primarily due to lower deposit rates, as well as the maturity and early payoff of two higher costing FHLB borrowings, partially offset by a higher rate on the subordinated debenture. The rates on CDARS® time deposits, money market accounts, other time deposits and savings accounts decreased thirty-eight basis points, nineteen basis points, ten basis points and eight basis points, respectively, compared to the same quarter a year ago. Offering rates were lowered and time deposits repriced downward. The subordinated debenture increased twenty-eight basis points due to an increase in the LIBOR rate, to which the borrowing is indexed.

First Quarter of 2012 Compared to Fourth Quarter of 2011

The tax-equivalent net interest margin increased eighteen basis points from the prior quarter.  The increase in the net interest margin primarily reflects: 1) an increase in gains recognized on payoffs of PCI loans; 2) a shift of average balances from lower yielding interest-bearing due from banks to higher yielding loans; 3) an increase in investment yields; and 4) the reduction in the cost of funds due to the maturity of a $15 million FHLB borrowing at 2.29% and the low interest rate environment. The increase in net interest margin is partially offset by the impact of a lower level of accretion on the acquired loans in the first quarter of 2012.  The net interest spread increased twenty basis points compared to the last quarter for the same reasons.

The increase of $314 thousand in payoffs on PCI loans (discussed above) favorably impacted our net interest margin by ten basis points in the first quarter of 2012 when compared to the fourth quarter of 2011. The level of accretion on the acquired non-PCI loans is expected to continue to decline.

Total average interest-earning assets increased $5.3 million, or 0.4%, in the first quarter of 2012 compared to the prior

Page-36

quarter, reflecting increases of $18.7 million in the average loan portfolio and $3.7 million in investment securities, partially offset by a decrease of $17.1 million in interest-bearing due from banks.

The average yield on interest-earning assets increased eleven basis points in the first quarter of 2012 compared to the prior quarter. The shift of average balances from lower yielding interest-bearing due from banks to higher yielding loans contributed to the increase in the yield. The loan portfolio as a percentage of average interest earning assets, increased to 78.3% at March 31, 2012, from 77.2% at December 31, 2011. The yield on loans increased three basis points from the prior quarter, primarily reflecting the impact the increase in the gain on the payoffs of PCI loans, partially offset by the lower level of accretion on the acquired loans and higher level foregone interest on non-accrual loans.  The increase in yield on investment securities also contributed to the increase in asset yield, and is mainly due to the change in estimated maturity dates that slowed the amortization of purchase premiums, partially offset by lower yields on recently purchased securities in this low interest rate environment.

The average balance of interest-bearing liabilities increased $1.2 million, or 0.1%, in the first quarter of 2012 compared to the prior quarter. The increase in interest-bearing liabilities primarily reflects increases of $12.3 million in interest-bearing transaction accounts, $3.6 million in savings accounts and money market accounts, partially offset by a decrease of $15.2 million average FHLB borrowings due to a maturing advance in January 2012 and $3.1 million in time deposits (including CDARS®). Total average deposits grew $15.0 million, or 1.2% in the first quarter 2012 when compared to December 31, 2011, in most categories, except time deposits. The subordinated debenture increased twenty six basis points due to an increase in the LIBOR rate, to which the borrowing is indexed.

Provision for Loan Losses

Management assesses the adequacy of the allowance for loan losses on a quarterly basis based on several factors including growth of the loan portfolio, analysis of probable losses in the portfolio, recent loss experience and the current economic climate.  Actual losses on loans are charged against the allowance, and the allowance is increased by loss recoveries and through the provision for loan losses charged to expense.  For further discussion, see the section captioned “Critical Accounting Policies.”

The lack of credit loss exposure on newly identified problem loans, as well as limited loan growth warranted no provision in the first quarter of 2012. This compares to a provision for loan losses of $2.5 million in the fourth quarter of 2011 and $1.1 million in the first quarter of 2011.

The allowance for loan losses as a percentage of loans was 1.31% at March 31, 2012 compared to 1.42% at December 31, 2011 and 1.34% at March 31, 2011. The decrease in the allowance for loan losses as a percentage of loans from 2011 year-end reflects a lower level of specific reserves on impaired loans, as well as the removal of several large TDRs from the general reserve pool after restructuring and specific assessment indicated no credit loss exposures. There were $1.1 million of specific reserves on impaired loans at December 31, 2011 that were deemed uncollectible and charged-off during the first quarter of 2012. As a result, the ratio of allowance for loan losses to non-accrual loans decreased from 122.3% at December 31, 2011 to 93.9% at March 31, 2012. In addition, while non-accrual loans increased by $2.4 million, the newly added non-accrual loans are considered to be well-collateralized. Impaired loan balances totaled $41.7 million, $20.1 million, and $10.6 million at March 31, 2012, December 31, 2011 and March 31, 2011, respectively, with a specific valuation allowance of $1.9 million, $2.9 million and $1.9 million, respectively. The increase in impaired loan balances from December 31, 2011 is due to new accruing TDR loans, which are considered to be well-collateralized. Those newly added TDRs primarily related to two borrowing relationships.

Net charge-offs in the first quarter of 2012 remained consistent with the prior quarter at $1.1 million and totaled $372 thousand in the first quarter of 2011. The majority of loans deemed uncollectible and charged-off in the first quarter of 2012 had been adequately reserved at December 31, 2011. The percentage of net charge-offs to average loans was 0.11% in the first quarter of 2012 and the fourth quarter of 2011, and 0.04% in the first quarter of 2011.

Page-37

Non-interest Income

The table below details the components of non-interest income.

				March 31, 2012		March 31, 2012
				compared to		compared to
				December 31, 2011		March 31, 2011
	Three months ended			Amount	Percent	Amount	Percent
(dollars in thousands; unaudited)	March 31, 2012	December 31, 2011	March 31, 2011	Increase (Decrease)	Increase (Decrease)	Increase (Decrease)	Increase (Decrease)
Service charges on deposit accounts	$524	$447	$443	$77	17.2%	$81	18.3%
Wealth Management and Trust Services	456	445	434	11	2.5%	22	5.1%
Other non-interest income
Earnings on Bank-owned life insurance	188	197	169	(9)	(4.6)%	19	11.2%
Debit card interchange fees	234	233	188	1	0.4%	46	24.5%
Other income	293	202	365	91	45.0%	(72)	(19.7)%
Total other non-interest income	715	632	722	83	13.1%	(7)	(1.0)%
Total non-interest income	$1,695	$1,524	$1,599	$171	11.2%	$96	6.0%

Service charges on deposit accounts increased when compared to the prior quarter and the same quarter a year ago, primarily due to a decrease in the earnings rate credit effective January 1, 2012, higher overdraft and non-sufficient funds fee income, and higher remote capture fee income.

The increase in Wealth Management and Trust Services income, when compared to last quarter and the same quarter a year ago is due to the acquisition of new assets under management and higher rates charged on corporate trust-related services. In addition, volatility in the equity and bond markets impacts the market value of trust assets and the related investment fees.  Assets under management totaled approximately $276.0 million at March 31, 2012, $251.4 million at December 31, 2011 and $263.3 million at March 31, 2011, respectively.

Bank-owned life insurance (“BOLI”) income decreased when compared to the prior quarter due to a decrease in the yield earned, partially offset by an increase in additional income earned on $364 thousand in new policies purchased in February 2012.  The increase in BOLI income when compared to the same quarter a year ago is primarily due to additional income earned on $2.5 million in new policies purchased in late March 2011.

Debit card interchange fees in the first quarter of 2012 remained relatively unchanged when compared to the prior quarter. The increases in debit card interchange fees when compared to the same period a year ago are primarily attributable to a steady increase in volume of debit card usage. In June 2011, the Federal Reserve finalized a new regulation to restrict interchange fees charged for debit card transactions by banks with more than $10 billion in assets. Although we are exempt under the new rule, market pricing of the interchange fees may drive these revenues down.  The effect on market pricing, if any, may take time to realize. Therefore, we cannot quantify the ultimate impact of this rule on such interchange fees.

The increase in other income in the three-month period ended March 31, 2012 when compared to the previous quarter was primarily due to an increase in merchant interchange of $164 thousand due to one-time billing adjustments, partially offset by a net loss on sale of investments of $38 thousand and a decrease of $49 thousand on the gain on sale of repossessed assets. The decrease in other income compared to the same quarter a year ago is due to the pre-tax bargain purchase gain of $147 thousand from the Acquisition recorded in March 2011, partially offset by an increase in merchant card interchange fees of $87 thousand.

Page-38

Non-interest Expense

The table below details the components of non-interest expense.

				March 31, 2012		March 31, 2012
				compared to		compared to
				December 31, 2011		March 31, 2011
	Three months ended			Amount	Percent	Amount	Percent
(dollars in thousands; unaudited)	March 31, 2012	December 31, 2011	March 31, 2011	Increase (Decrease)	Increase (Decrease)	Increase (Decrease)	Increase (Decrease)
Salaries and related benefits	$5,604	$4,742	$4,929	$862	18.2%	$675	13.7%
Occupancy and equipment	987	981	907	6	0.6%	80	8.8%
Depreciation and amortization	341	342	308	(1)	(0.3)%	33	10.7%
Federal Deposit Insurance Corporation insurance	233	210	387	23	11.0%	(154)	(39.8)%
Data processing	606	557	582	49	8.8%	24	4.1%
Professional services	585	561	733	24	4.3%	(148)	(20.2)%
Other non-interest expense
Advertising	115	242	86	(127)	(52.5)%	29	33.7%
Other expense	1,364	2,099	1,198	(735)	(35.0)%	166	13.9%
Total other non-interest expense	1,479	2,341	1,284	(862)	(36.8)%	195	15.2%
Total non-interest expense	$9,835	$9,734	$9,130	$101	1.0%	$705	7.7%

Salaries and benefits increased when comparing the first quarter of 2012 to the fourth quarter of 2011, mainly due to higher incentive bonus and the related 401(k) matching contribution, as well as fewer capitalized and deferred loan boarding costs. The increases in salaries and benefit expenses in the three-month period ended March 31, 2012 when compared to the equivalent period in the prior year primarily reflected higher personnel costs associated with franchise expansion and more full-time equivalent employees (“FTE”). FTE totaled 233, 232 and 229 at March 31, 2012, December 31, 2011 and March 31, 2011, respectively.

Occupancy and equipment expenses remained relatively unchanged when compared to the previous quarter. The increase in occupancy and equipment compared to the same quarter last year is primarily due to higher rent expenses associated with our franchise expansion in Napa and Sonoma counties.

Depreciation and amortization expenses remained relatively unchanged compared to the prior quarter. The increase in depreciation and amortization expenses compared to the same quarter last year is mainly due to the addition of the Santa Rosa, Sonoma and Napa branches.

The increase in FDIC insurances expenses from the prior quarter reflected a higher FDIC assessment rate. The decrease in FDIC insurance expenses compared to the same quarter a year ago primarily reflect the revision to the FDIC insurance assessment base. In February 2011, as required by the Dodd-Frank Act, the FDIC approved a rule that changes the FDIC insurance assessment base from adjusted domestic deposits to a bank’s average consolidated total assets minus average tangible equity, defined as Tier 1 capital. While the new rule expanded the assessment base, it lowered assessment rates to between 2.5 and 9 basis points on the broader base for banks in the lowest risk category. The change was effective for the second quarter of 2011. Since we have a solid core deposit base and do not rely heavily on borrowings and brokered deposits, the benefit of the lower assessment rate significantly outweighed the effect of a wider assessment base.

The increase in data processing expenses from the prior quarter primarily reflects a higher volume of data processing

Page-39

associated with franchise expansion.

The increase in professional service expenses in the first quarter of 2012 compared to the prior quarter is mainly due to an increase in internal audit fees, partially offset by a decrease in other professional fees and legal fees.  The decrease from the same period a year ago is due to professional and legal costs associated with the Acquisition in the first quarter of 2011.

The fluctuations in advertising expenses from the prior quarter and from the same quarter a year ago are primarily due to the timing of our various bank advertising programs.

Other expenses decreased from the prior quarter, primarily due to the absence of the $683 thousand core deposit intangible asset which was written-off in the fourth quarter of 2011.

The increases in other expenses in the three-month period ended March 31, 2012 when compared to the equivalent period in the prior year reflected higher expenses relating to staff relations, as well as higher merchant card expenses, remote capture expenses and ATM and debit card billing expenses.

Provision for Income Taxes

We reported a provision for income taxes of $3.1 million, $1.6 million and $2.8 million for the quarters ended March 31, 2012, December 31, 2011 and March 31, 2011, respectively. The effective tax rates were 38.7%, 32.4%, and 38.2% for those same periods. The increase in the effective tax rate from the fourth quarter of 2011 was primarily due to a prior year tax provision to income tax return adjustment, as well as a higher level of pre-tax income in the first quarter of 2012. These provisions reflect accruals for taxes at the applicable rates for federal income tax and California franchise tax based upon reported pre-tax income, and adjusted for the effects of all permanent differences between income for tax and financial reporting purposes (such as earnings on qualified municipal securities, BOLI and certain tax-exempt loans). Therefore, there are normal fluctuations in the effective rate from period to period based on the relationship of net permanent differences to income before tax. We have not been subject to an alternative minimum tax (“AMT”) during these periods.

Bancorp and the Bank have entered into a tax allocation agreement which provides that income taxes shall be allocated between the parties on a separate entity basis. The intent of this agreement is that each member of the consolidated group will incur no greater tax liability than it would have incurred on a stand-alone basis.

We file income tax returns with the federal government and California Franchise Tax Board, and are routinely examined by tax authorities. The California Franchise Tax Board is currently examining our 2009 and 2010 consolidated California income tax returns.

Page-40

FINANCIAL CONDITION

Summary

During the first three months of 2012, total assets increased $28.0 million, or 2.0%, to $1.4 billion.  This increase in assets primarily reflects increases in investment securities of $13.5 million, cash and cash equivalents of $12.1 million, and net loans of $2.2 million. Loans totaled $1.0 billion at March 31, 2012, representing an increase of $1.1 million, or 0.1%, from December 31, 2011. We have experienced a modest level of loan originations this year, in line with reduced market demand and strong competition for quality loans. The following table presents the composition of our loans outstanding by class:

Loans Outstanding (Dollars in thousands; March 31, 2012 unaudited)	March 31, 2012	December 31, 2011
Commercial loans	$176,655	$175,790
Real estate
Commercial owner-occupied	172,354	174,705
Commercial investor	451,909	446,425
Construction	54,640	51,957
Home equity	97,830	98,043
Other residential [1]	57,249	61,502
Installment and other consumer loans	21,570	22,732
Total loans	1,032,207	1,031,154
Allowance for loan losses	(13,522)	(14,639)
Total net loans	$1,018,685	$1,016,515

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

As of March 31, 2012, impaired loans totaled $41.7 million (including TDRs of $29.3 million), compared to $20.1 million (including TDRs of $10.7 million) at December 31, 2011. Non-accrual loans totaled $14.4 million or 1.40% of Bancorp's loan portfolio at March 31, 2012, compared to $12.0 million, or 1.16%, at December 31, 2011. While non-performing loans increased by $2.4 million from year-end, the current estimated value of the collateral of newly identified problem loans suggests no credit loss exposure. Accruing loans past due 30 to 89 days decreased significantly and totaled $1.8 million at March 31, 2012, compared to $7.4 million at December 31, 2011.

Our investment securities portfolio increased $13.5 million in the first three months of 2012, primarily due to purchases of $29.8 million of securities (primarily U.S. agency securities), partially offset by $15.9 million of pay-downs, maturities and sales of available-for-sale and held-to-maturity securities. Investment securities in our portfolio that may be backed by mortgages having sub-prime or Alt-A features (certain corporate CMOs) represent 2.4% of our total investment portfolio.

At March 31, 2012, other assets included BOLI of $22.1 million, compared to $21.6 million at December 31, 2011. Other assets also include net deferred tax assets of $7.2 million and $7.0 million at March 31, 2012 and December 31, 2011, respectively. These deferred tax assets consist primarily of tax benefits expected to be realized in future periods related to temporary differences for the allowance for loan losses, depreciation, leases and deferred compensation. Management believes these assets to be realizable due to our consistent record of earnings and the expectation that earnings will continue at a level adequate to realize such benefits.

During the first three months of 2012, total liabilities increased $23.6 million to $1.3 billion. The increase in total liabilities was primarily due to an increase in deposits of $42.7 million, primarily reflecting the growth in our core markets. The higher level of deposits reflects growth in most deposit categories, except for CDARS® time deposits and money market, which decreased $15.1 million and $8.3 million, respectively. Demand deposits comprised 32.9% of total deposits at March 31, 2012, compared to 29.9% at December 31, 2011.

Page-41

Stockholders’ equity increased $4.5 million to $140.0 million during the first three months of 2012. The increase in stockholders’ equity primarily reflects the net income accumulated during the period, partially offset by cash dividends to shareholders.

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

The Bank’s and Bancorp’s capital adequacy ratios as of March 31, 2012 and December 31, 2011 are presented in the following tables.

Capital Ratios for Bancorp (in thousands; March 31, 2012 unaudited)	Actual Ratio		Ratio to Capital Adequacy Purposes
As of March 31, 2012	Amount	Ratio	Amount	Ratio
Total Capital (to risk-weighted assets)	$157,445	13.59%	≥$92,668	≥ 8.00
Tier 1 Capital (to risk-weighted assets)	$138,385	11.95%	≥$46,334	≥ 4.00
Tier 1 Capital (to average assets)	$138,385	9.81%	≥$56,405	≥ 4.00

As of December 31, 2011
Total Capital (to risk-weighted assets)	$153,557	13.13%	≥$93,552	≥ 8.00
Tier 1 Capital (to risk-weighted assets)	$133,953	11.45%	≥$46,776	≥ 4.00
Tier 1 Capital (to average assets)	$133,953	9.53%	≥$56,206	≥ 4.00

Capital Ratios for the Bank	Actual Ratio		Ratio for Capital Adequacy Purposes		Ratio to be Well Capitalized under Prompt Corrective Action Provisions
(in thousands; March 31, 2012 unaudited)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk-weighted assets)	$155,651	13.44%	≥$92,664	≥ 8.00	≥$115,830	≥ 10.00
Tier 1 Capital (to risk-weighted assets)	$136,591	11.79%	≥$46,332	≥ 4.00	≥$69,498	≥ 6.00
Tier 1 Capital (to average assets)	$136,591	9.69%	≥$56,405	≥ 4.00	≥$70,506	≥ 5.00

As of December 31, 2011
Total Capital (to risk-weighted assets)	$150,785	12.89%	≥$93,551	≥ 8.00	≥$116,939	≥ 10.00
Tier 1 Capital (to risk-weighted assets)	$131,160	11.22%	≥$46,776	≥ 4.00	≥$70,163	≥ 6.00
Tier 1 Capital (to average assets)	$131,160	9.33%	≥$56,206	≥ 4.00	≥$70,257	≥ 5.00

Page-42

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

As presented in the accompanying unaudited consolidated statements of cash flows, the sources of liquidity vary between periods. Our cash and cash equivalents at March 31, 2012 totaled $141.8 million, an increase of $12.1 million over December 31, 2011. The primary sources of funds during the first three months of 2012 included $42.7 million increase in net deposits, $13.8 million in pay-downs and maturities of investment securities, $6.1 million net cash provided by operating activities and $2.2 million from sale of investment securities. The primary uses of funds were $29.8 million in investment securities purchases, $20.0 million in repayment of a FHLB borrowing and $1.8 million in loan originations (net of principal collections). The banking industry is still experiencing diminished loan demand from qualified borrowers and strong competition.

At March 31, 2012, our cash and cash equivalents and unpledged available-for-sale securities with estimated maturities within one year totaled $146.8 million. The remainder of the unpledged available for sale securities portfolio of $129.4 million provides additional liquidity. These liquid assets equaled 19.4% of our assets at March 31, 2012, compared to 18.7% at December 31, 2011. The increased liquidity at March 31, 2012 was primarily due to the overall growth in deposits and the limited loan growth.

We anticipate that cash and cash equivalents on hand and other sources of funds will provide adequate liquidity for our operating, investing and financing needs and our regulatory liquidity requirements for the foreseeable future. Management monitors our liquidity position daily, balancing loan funding/payments with changes in deposit activity and overnight investments. Our emphasis on local deposits combined with our 9.9% equity to assets ratio, provides a very stable funding base. In addition to cash and cash equivalents, we have substantial additional borrowing capacity including unsecured lines of credit totaling $77.0 million with correspondent banks.  Further, we have pledged a certain residential loan portfolio that increased our borrowing capacity with the FRB, which totaled $37.7 million at March 31, 2012.  As of March 31, 2012, there is no debt outstanding to correspondent banks or the FRB. We are also a member of the FHLB and have a line of credit (secured under terms of a blanket collateral agreement by a pledge of essentially all of our financial assets) in the amount of $322.5 million, of which $307.5 million was available at March 31, 2012. Borrowings under the line are limited to eligible collateral. The interest rates on overnight borrowings with both correspondent banks and the FHLB are determined daily and generally approximate the Federal Funds target rate.

Undisbursed loan commitments, which are not reflected on the consolidated statements of condition, totaled $269.0 million at March 31, 2012 at rates ranging from 1.91% to 18.00%. This amount included $153.1 million under commercial lines of credit (these commitments are contingent upon customers maintaining specific credit standards), $74.0 million under revolving home equity lines, $19.7 million under undisbursed construction loans, $12.6 million under standby letters of credit, and a remaining $9.5 million under personal and other lines of credit. These commitments, to the

Page-43

extent used, are expected to be funded primarily through the repayment of existing loans, deposit growth and existing balance sheet liquidity. Over the next twelve months $125.1 million of time deposits will mature. We expect these funds to be replaced with new time deposits.

Since Bancorp is a holding company and does not conduct regular banking operations, its primary sources of liquidity are dividends from the Bank. Under the California Financial Code, payment of a dividend from the Bank to Bancorp without advance regulatory approval is restricted to the lesser of the Bank’s retained earnings or the amount of the Bank’s undistributed net profits from the previous three fiscal years. The primary uses of funds for Bancorp are stockholder dividends and ordinary operating expenses.  Bancorp held $1.7 million of cash at March 31, 2012 and approximately $2.7 million of the Bank's retained earnings is available to be distributed to Bancorp. When combined, Management anticipates that these funds will be sufficient to meet its funding requirements for the foreseeable future.

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

Since 2009, there has been no change to the Federal funds target rate, which has been kept at a historic low level of 0-0.25%. The Bank currently has low interest rate risk and is slightly asset sensitive. During the first three months of 2012, the Bank’s asset sensitivity increased slightly due to more repricing assets and fewer repricing liabilities. As rates rise, we expect asset sensitivity to increase as loans with interest rates on floors begin to lift off their floors. We have mitigated earnings sensitivity to a certain extent through the procurement of a fixed-rate borrowing from the FHLB. Also refer to “Market Risk Management” in our 2011 Annual Report on Form 10-K.

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

Page-44

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

We are responsible for our proportionate share of certain litigation indemnifications provided to Visa U.S.A. by its member banks in connection with lawsuits related to anti-trust charges and interchange fees. For further details, see Note 13 to the Consolidated Financial Statements in Item 8 of our 2011 Form 10-K.

ITEM 1A      Risk Factors

There have been no material changes from the risk factors previously disclosed in our 2011 Form 10-K. Refer to “Risk Factors” in our 2011 Form 10-K, pages 9 through 17.

ITEM 2       Unregistered Sales of Equity Securities and Use of Proceeds

We did not have any unregistered sales of our equity securities during the three months ended March 31, 2012.

ITEM 3       Defaults Upon Senior Securities

None.

ITEM 4      Mine Safety Disclosures

Not applicable.

ITEM 5      Other Information

None.

Page-45

ITEM 6       Exhibits

The following exhibits are filed as part of this report or hereby incorporated by references to filings previously made with the SEC

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
2.01	Modified Whole Bank Purchase and Assumption Agreement dated February 18, 2011 among Federal Deposit Insurance Corporation, Receiver of Charter Oak Bank, Napa, California, Federal Deposit Insurance Corporation, and Bank of Marin	8-K	001-33572	99.2	February 28, 2011
3.01	Articles of Incorporation, as amended	10-Q	001-33572	3.01	November 7, 2007
3.02	Bylaws, as amended	10-Q	001-33572	3.02	May 9, 2011
4.01	Rights Agreement dated as of July 2, 2007	8-A12B	001-33572	4.1	July 2, 2007
4.02	Form of Warrant for Purchase of Shares of Common Stock, as amended	POS AM S-3	333-156782	4.4	December 20, 2011
10.01	2007 Employee Stock Purchase Plan	S-8	333-144810	4.1	July 24, 2007
10.02	1989 Stock Option Plan	S-8	333-144807	4.1	July 24, 2007
10.03	1999 Stock Option Plan	S-8	333-144808	4.1	July 24, 2007
10.04	2007 Equity Plan	S-8	333-144809	4.1	July 24, 2007
10.05	2010 Director Stock Plan	S-8	333-167639	4.1	June 21, 2010
10.06	Form of Indemnification Agreement for Directors and Executive Officers dated August 9, 2007	10-Q	001-33572	10.06	November 7, 2007
10.07	Form of Employment Agreement dated January 23, 2009	8-K	001-33572	10.1	January 26, 2009
10.08	2010 Director Stock Plan	S-8	333-167639	4.1	June 21, 2010
10.09	2010 Annual Individual Incentive Compensation Plan	8-K	001-33572	99.1	October 21, 2010
10.10	Salary Continuation Agreement with four executive officers, Russell Colombo, Chief Executive Officer, Christina Cook, Chief Financial Officer, Kevin Coonan, Chief Credit Officer, and Peter Pelham, Director of Retail Banking, dated January 1, 2011	8-K	001-33572	10.1 10.2 10.3 10.4	January 6, 2011
10.11	2007 Form of Change in Control Agreement	8-K	001-33572	10.1	October 31, 2007
11.01	Earnings Per Share Computation - included in Note 1 to the Consolidated Financial Statements					Filed
14.01	Code of Ethical Conduct	8-K	001-33572	14.01	January 26, 2008
31.01	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					Filed
31.02	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					Filed
32.01	Certification pursuant to 18 U.S.C. §1350 as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002					Filed
101.01*	XBRL Interactive Data File					Furnished

*
As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

Page-46

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bank of Marin Bancorp
(registrant)

May 7, 2012	/s/ Russell A. Colombo
Date	Russell A. Colombo
President &
Chief Executive Officer
(Principal Executive Officer)

May 7, 2012	/s/ Christina J. Cook
Date	Christina J. Cook
Executive Vice President &
Chief Financial Officer
(Principal Financial Officer)

May 7, 2012	/s/ Cecilia Situ
Date	Cecilia Situ
First Vice President &
Controller
(Principal Accounting Officer)

Page-47