Form 10-Q
period 2012-06-30
Bank of Marin Bancorp
filed 2012-08-08
CIK 1403475

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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
Yes   ☐     No  ☒

As of July 31, 2012, there were 5,364,912 shares of common stock outstanding.

Page-2

PART I       FINANCIAL INFORMATION

ITEM 1.  Financial Statements

BANK OF MARIN BANCORP CONSOLIDATED STATEMENTS OF CONDITION
at June 30, 2012 and December 31, 2011

(in thousands, except share data; 2012 unaudited)	June 30, 2012	December 31, 2011
Assets
Cash and due from banks	$98,321	$127,732
Short-term investments	—	2,011
Cash and cash equivalents	98,321	129,743
Investment securities
Held to maturity, at amortized cost	83,134	59,738
Available for sale (at fair market value; amortized cost $159,024 and $132,348 at June 30, 2012 and December 31, 2011, respectively)	161,803	135,104
Total investment securities	244,937	194,842
Loans, net of allowance for loan losses of $13,435 and $14,639 at June 30, 2012 and December 31, 2011, respectively	1,011,759	1,016,515
Bank premises and equipment, net	9,074	9,498
Interest receivable and other assets	42,909	42,665
Total assets	$1,407,000	$1,393,263

Liabilities and Stockholders' Equity
Liabilities
Deposits
Non-interest bearing	$399,835	$359,591
Interest bearing
Transaction accounts	149,822	134,673
Savings accounts	86,590	75,617
Money market accounts	423,682	434,461
CDARS® time accounts	27,297	46,630
Other time accounts	143,491	152,000
Total deposits	1,230,717	1,202,972
Federal Home Loan Bank borrowings	15,000	35,000
Subordinated debenture	5,000	5,000
Interest payable and other liabilities	11,957	14,740
Total liabilities	1,262,674	1,257,712

Stockholders' Equity
Preferred stock, no par value, Authorized - 5,000,000 shares, none issued	—	—
Common stock, no par value Authorized - 15,000,000 shares Issued and outstanding - 5,362,222 and 5,336,927 shares at June 30, 2012 and December 31, 2011, respectively	57,543	56,854
Retained earnings	85,171	77,098
Accumulated other comprehensive income, net	1,612	1,599
Total stockholders' equity	144,326	135,551
Total liabilities and stockholders' equity	$1,407,000	$1,393,263

The accompanying notes are an integral part of these consolidated financial statements.

Page-3

BANK OF MARIN BANCORP CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three months ended			Six months ended
(in thousands, except per share amounts; unaudited)	June 30, 2012	March 31, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Interest income
Interest and fees on loans	$15,324	$15,328	$16,862	$30,652	$32,762
Interest on investment securities
Securities of U.S. Government agencies	817	967	745	1,784	1,478
Obligations of state and political subdivisions	455	387	303	842	605
Corporate debt securities and other	285	201	171	486	282
Interest on Federal funds sold and short-term investments	56	50	56	106	96
Total interest income	16,937	16,933	18,137	33,870	35,223
Interest expense
Interest on interest bearing transaction accounts	45	44	48	89	86
Interest on savings accounts	24	22	25	46	54
Interest on money market accounts	180	183	341	363	678
Interest on CDARS® time accounts	21	32	48	53	142
Interest on other time accounts	269	304	315	573	673
Interest on borrowed funds	117	147	357	264	709
Total interest expense	656	732	1,134	1,388	2,342
Net interest income	16,281	16,201	17,003	32,482	32,881
Provision for loan losses	100	—	3,000	100	4,050
Net interest income after provision for loan losses	16,181	16,201	14,003	32,382	28,831
Non-interest income
Service charges on deposit accounts	549	524	468	1,073	911
Wealth Management and Trust Services	488	456	469	944	903
Debit card interchange fees	259	234	203	493	391
Merchant interchange fees	186	193	159	379	265
Earnings on Bank-owned life insurance	192	188	193	380	362
Other income	126	100	89	226	348
Total non-interest income	1,800	1,695	1,581	3,495	3,180
Non-interest expense
Salaries and related benefits	5,314	5,604	5,220	10,918	10,149
Occupancy and equipment	1,056	987	1,093	2,043	2,000
Depreciation and amortization	341	341	314	682	622
Federal Deposit Insurance Corporation insurance	218	233	214	451	601
Data processing	660	606	909	1,266	1,491
Professional services	516	585	740	1,101	1,473
Other expense	1,580	1,479	1,508	3,059	2,792
Total non-interest expense	9,685	9,835	9,998	19,520	19,128
Income before provision for income taxes	8,296	8,061	5,586	16,357	12,883
Provision for income taxes	3,345	3,121	2,147	6,466	4,935
Net income	$4,951	$4,940	$3,439	$9,891	$7,948
Net income per common share:
Basic	$0.93	$0.93	$0.65	$1.86	$1.50
Diluted	$0.91	$0.91	$0.64	$1.82	$1.48
Weighted-average shares used to compute net income per common share:
Basic	5,337	5,326	5,300	5,331	5,292
Diluted	5,419	5,425	5,385	5,422	5,376
Dividends declared per common share	$0.17	$0.17	$0.16	$0.34	$0.32
Comprehensive income
Net income	$4,951	$4,940	$3,439	$9,891	$7,948
Other comprehensive (loss) income
Change in net unrealized gain on available for sale securities	(39)	28	1,068	(11)	10
Reclassification adjustment for (gain) losses included in net income	(4)	38	—	34	—
Net change in unrealized gain on available for sale securities, before tax	(43)	66	1,068	23	10
Deferred tax (benefit) expense	(18)	28	449	10	4
Other comprehensive (loss) income, net of tax	(25)	38	619	13	6
Comprehensive income	$4,926	$4,978	$4,058	$9,904	$7,954

The accompanying notes are an integral part of these consolidated financial statements.

Page-4

BANK OF MARIN BANCORP CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
for the year ended December 31, 2011 and the six months ended June 30, 2012

(dollars in thousands; 2012 unaudited )	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income, Net of Taxes	Total
	Shares	Amount
Balance at December 31, 2010	5,290,082	$55,383	$64,991	$1,546	$121,920
Net income	—	—	15,564	—	15,564
Other comprehensive income	—	—	—	53	53
Stock options exercised	34,913	741	—	—	741
Excess tax benefit - stock-based compensation	—	120	—	—	120
Stock issued under employee stock purchase plan	982	33	—	—	33
Restricted stock granted	5,675	—	—	—	—
Restricted stock forfeited / cancelled	(315)	—	—	—	—
Stock-based compensation - stock options	—	234	—	—	234
Stock-based compensation - restricted stock	—	143	—	—	143
Cash dividends paid on common stock	—	—	(3,457)	—	(3,457)
Stock issued in payment of director fees	5,590	200	—	—	200
Balance at December 31, 2011	5,336,927	$56,854	$77,098	$1,599	$135,551
Net income	—	—	9,891	—	9,891
Other comprehensive income	—	—	—	13	13
Stock options exercised	13,580	324	—	—	324
Excess tax benefit - stock-based compensation	—	41	—	—	41
Stock issued under employee stock purchase plan	385	14	—	—	14
Restricted stock granted	9,030	—	—	—	—
Restricted stock forfeited	(380)	—	—	—	—
Stock-based compensation - stock options	—	111	—	—	111
Stock-based compensation - restricted stock	—	95	—	—	95
Cash dividends paid on common stock	—	—	(1,818)	—	(1,818)
Stock purchased by directors under director stock plan	100	4	—	—	4
Stock issued in payment of director fees	2,580	100	—	—	100
Balance at June 30, 2012	5,362,222	$57,543	$85,171	$1,612	$144,326

The accompanying notes are an integral part of these consolidated financial statements.

Page-5

BANK OF MARIN BANCORP CONSOLIDATED STATEMENTS OF CASH FLOWS
for the six months ended June 30, 2012 and 2011

(in thousands, unaudited)	June 30, 2012	June 30, 2011
Cash Flows from Operating Activities:
Net income	$9,891	$7,948
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	100	4,050
Compensation expense--common stock for director fees	100	110
Stock-based compensation expense	206	204
Excess tax benefits from exercised stock options	(36)	(73)
Amortization of investment security premiums, net of accretion of discounts	931	776
Accretion of discount on acquired loans	(1,502)	(2,211)
Decrease in deferred loan origination fees, net[1]	(631)	(914)
Loss on sale of investment securities	34	—
Depreciation and amortization	682	622
Loss on disposal of premise and equipment	5	—
Bargain purchase gain on acquisition, net of tax	—	(85)
Loss on sale of repossessed assets	3	36
Earnings on bank owned life insurance policies[1]	(380)	(362)
Net change in operating assets and liabilities:
Interest receivable	(188)	(196)
Interest payable	(123)	25
Deferred rent and other rent-related expenses	87	162
Other assets[1]	718	1,724
Other liabilities	(2,346)	(1,668)
Total adjustments	(2,340)	2,200
Net cash provided by operating activities	7,551	10,148
Cash Flows from Investing Activities:
Proceeds from sale of premises and equipment	—	18
Purchase of securities held to maturity	(25,661)	(700)
Purchase of securities available for sale	(52,710)	(76,537)
Proceeds from sale of securities available for sale	2,186	—
Proceeds from paydowns/maturity of securities held to maturity	1,843	—
Proceeds from paydowns/maturity of securities available for sale	23,305	20,203
Loans originated and principal collected, net[1]	6,364	17,070
Purchase of bank owned life insurance policies	(364)	(2,500)
Purchase of premises and equipment	(263)	(1,466)
Proceeds from sale of repossessed assets	22	199
Cash receipt from acquisition	—	44,042
Net cash (used in) provided by investing activities	(45,278)	329
Cash Flows from Financing Activities:
Net increase in deposits	27,745	29,086
Proceeds from stock options exercised	324	472
Repayment of Federal Home Loan Bank borrowings	(20,000)	(13,500)
Cash dividends paid on common stock	(1,818)	(1,698)
Stock issued under employee and director stock purchase plans	18	17
Excess tax benefits from exercised stock options	36	73
Net cash provided by financing activities	6,305	14,450
Net (decrease) increase in cash and cash equivalents	(31,422)	24,927
Cash and cash equivalents at beginning of period	129,743	85,232
Cash and cash equivalents at end of period	$98,321	$110,159
Supplemental disclosure of cash flow information:
Cash paid in interest	$1,511	$2,318
Cash paid in income taxes	$7,936	$6,049
Supplemental disclosure of non-cash investing and financing activities:
Change in unrealized gain on available-for- sale securities	$23	$10
Loans transferred to repossessed assets	$65	$100
Stock issued in payment of director fees	$100	$100
Acquisition:
Fair value of assets acquired	$—	$107,763
Fair value of liabilities assumed	$—	$107,678
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

Note 1:  Basis of Presentation

The consolidated financial statements include the accounts of Bancorp and its only wholly-owned bank subsidiary, the Bank. All material intercompany transactions have been eliminated. In the opinion of Management, the unaudited interim consolidated financial statements contain all adjustments necessary to present fairly our financial position, results of operations, changes in stockholders' equity and cash flows. All adjustments are of a normal, recurring nature. Management has evaluated subsequent events through the date of filing, and has determined that there are no subsequent events that require recognition or disclosure except for discussion in Note 7, Note 8 and Note 9 herein.

Certain information and footnote disclosures presented in the annual consolidated financial statements are not included in the interim consolidated financial statements. Accordingly, the accompanying unaudited interim consolidated financial statements should be read in conjunction with our 2011 Annual Report on Form 10-K.  The results of operations for the three months and six months ended June 30, 2012 are not necessarily indicative of the operating results for the full year.

The following table shows: 1) weighted average basic shares, 2) potential common shares related to stock options, unvested restricted stock and stock warrant, and 3) weighted average diluted shares. Basic earnings per share (“EPS”) are calculated by dividing net income by the weighted average number of common shares outstanding during each period, excluding unvested restricted stock. Diluted EPS are calculated using the weighted average diluted shares. The number of potential common shares included in quarterly diluted EPS is computed using the average market prices during the three months included in the reporting period under the treasury stock method. The number of potential common shares included in year-to-date diluted EPS is a year-to-date weighted average of potential common shares included in each quarterly diluted EPS computation. We have two forms of our outstanding common stock: common stock and unvested restricted stock awards. Holders of restricted stock awards receive non-forfeitable dividends at the same rate as common stockholders and they both share equally in undistributed earnings.

	Three months ended			Six months ended
(in thousands, except per share data; unaudited)	June 30, 2012	March 31, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Weighted average basic shares outstanding	5,337	5,326	5,300	5,331	5,292
Add: Potential common shares related to stock options	39	49	43	44	43
Potential common shares related to unvested restricted stock	2	5	3	4	4
Potential common shares related to warrants	41	45	39	43	37
Weighted average diluted shares outstanding	5,419	5,425	5,385	5,422	5,376

Net income	$4,951	$4,940	$3,439	$9,891	$7,948

Basic EPS	$0.93	$0.93	$0.65	$1.86	$1.50
Diluted EPS	$0.91	$0.91	$0.64	$1.82	$1.48

Weighted average anti-dilutive shares not included in the calculation of diluted EPS
Stock options	56	32	73	44	66
Unvested restricted stock	13	—	6	—	3
Total anti-dilutive shares	69	32	79	44	69

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

The following table summarizes our assets and liabilities that were required to be recorded at fair value on a recurring basis.

(in thousands) Description of Financial Instruments	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At June 30, 2012 (unaudited):
Securities available for sale:
Mortgage-backed securities and collaterized mortgage obligations issued by U.S. government-sponsored agencies	$126,444	$—	$126,444	$—
Debentures of government-sponsored agencies	$14,641	$—	$14,641	$—
Privately-issued collateralized mortgage obligations	$20,718	$—	$20,718	$—
Derivative financial liabilities (interest rate contracts)	$5,409	$—	$5,409	$—
At December 31, 2011:
Securities available for sale:
Mortgage-backed securities and collaterized mortgage obligations issued by U.S. government-sponsored agencies	$108,857	$—	$108,857	$—
Debentures of government-sponsored agencies	$8,050	$—	$8,050	$—
Privately-issued collateralized mortgage obligations	$18,197	$—	$18,197	$—
Derivative financial liabilities (interest rate contracts)	$5,052	$—	$5,052	$—

Securities available for sale are recorded at fair value on a recurring basis. When available, quoted market prices (Level 1) are used to determine the fair value of securities available for sale. If quoted market prices are not available, we obtain pricing information from a reputable third-party service provider, who may utilize valuation techniques that use current market-based or independently sourced parameters, such as bid/ask prices, dealer-quoted prices, interest rates, benchmark yield curves, prepayment speeds, and credit spreads (Level 2).    Level 2 securities include U.S. agencies’ or government sponsored agencies' debt securities, mortgage-backed securities, and privately-issued

Page-9

collateralized mortgage obligations. As of June 30, 2012 and December 31, 2011, there are no securities that are considered Level 1 or Level 3 securities.

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

The following table presents the carrying value of financial instruments that were measured at fair value on a nonrecurring basis and that were still held in the balance sheet at each respective period end, by level within the fair value hierarchy as of June 30, 2012 and December 31, 2011.

(in thousands) Description of Financial Instruments	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3) [1]
At June 30, 2012 (unaudited):
Impaired loans carried at fair value [2]	$1,545	$—	$—	$1,545

At December 31, 2011:
Impaired loans carried at fair value [2]	$5,269	$—	$—	$5,269

1 Represents collateral-dependent loan principal balances that had been generally written down to the values of the underlying collateral, net of specific valuation allowance of $713 thousand and $1.4 million at June 30, 2012 and December 31, 2011, respectively. Significant unobservable inputs such as appraisals, recent comparable sales or offered prices are factored in when valuing these collaterals. The carrying value of loans fully charged-off, which includes unsecured lines of credit, overdrafts and all other loans, is zero.

2 Represents the portion of impaired loans that have been written down to their estimated fair value.

Page-10

Disclosures about Fair Value of Financial Instruments

The table below is a summary of fair value estimates for financial instruments as of June 30, 2012 and December 31, 2011, excluding financial instruments recorded at fair value on a recurring basis (summarized in the first table in Note 4). The carrying amounts in the following table are recorded in the consolidated statements of condition under the indicated captions. We have excluded non-financial assets and non-financial liabilities defined by the Codification (ASC 820-10-15-1A), such as Bank premises and equipment, deferred taxes and other liabilities.  In addition, we have not disclosed the fair value of financial instruments specifically excluded from disclosure requirements of the Financial Instruments Topic of the Codification (ASC 825-10-50-8), such as Bank-owned life insurance policies.

	June 30, 2012			December 31, 2011
(in thousands; 2012 unaudited)	Carrying Amounts	Fair Value	Fair Value Hierarchy	Carrying Amounts	Fair Value	Fair Value Hierarchy
Financial assets
Cash and cash equivalents	$98,321	$98,321	Level 1	$129,743	$129,743	Level 1
Investment securities held to maturity	83,134	85,784	Level 2	59,738	62,185	Level 2
Loans, net	1,011,759	1,039,756	Level 3	1,016,515	1,053,762	Level 3
Interest receivable	4,826	4,826	Level 2	4,638	4,638	Level 2
Financial liabilities
Deposits	1,230,717	1,231,942	Level 2	1,202,972	1,203,974	Level 2
Federal Home Loan Bank borrowings	15,000	16,368	Level 2	35,000	36,256	Level 2
Subordinated debenture	5,000	4,796	Level 2	5,000	4,759	Level 2
Interest payable	258	258	Level 2	381	381	Level 2

Following is a description of methods and assumptions used to estimate the fair value of each class of financial instrument not recorded at fair value but required for disclosure purposes:

Cash and Cash Equivalents - The carrying amounts of cash and cash equivalents approximate their fair value because of the short-term nature of these instruments.

Held-to-maturity Securities - Held-to-maturity securities, which generally consist of obligations of state & political subdivisions and corporate bonds, are recorded at their amortized cost. Their fair value for disclosure purposes is determined using methodologies similar to those described above for available-for-sale securities using Level 2 inputs. If Level 2 inputs are not available, we may utilize pricing models that incorporate unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities (Level 3).  As of June 30, 2012 and December 31, 2011, we did not hold any securities whose fair value was measured using significant unobservable inputs.

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

	June 30, 2012				December 31, 2011
	Amortized	Fair	Gross Unrealized		Amortized	Fair	Gross Unrealized
(in thousands; 2012 unaudited)	Cost	Value	Gains	(Losses)	Cost	Value	Gains	(Losses)
Held to maturity
Obligations of state and political subdivisions	$60,750	$63,515	$2,790	$(25)	$54,738	$57,226	$2,688	$(200)
Corporate bonds	22,384	22,269	7	(122)	5,000	4,959	—	(41)
Total held to maturity	83,134	85,784	2,797	(147)	59,738	62,185	2,688	(241)

Available for sale
Securities of U. S. government agencies:
MBS pass-through securities issued by FNMA and FHLMC	48,709	49,981	1,304	(32)	26,360	27,486	1,126	—
CMOs issued by FNMA	9,540	9,699	159	—	10,775	11,099	324	—
CMOs issued by FHLMC	17,608	17,948	341	(1)	18,853	19,386	533	—
CMOs issued by GNMA	47,882	48,816	988	(54)	49,940	50,886	946	—
Debentures of government- sponsored agencies	14,527	14,641	114	—	8,000	8,050	50	—
Privately issued CMOs	20,758	20,718	222	(262)	18,420	18,197	116	(339)
Total available for sale	159,024	161,803	3,128	(349)	132,348	135,104	3,095	(339)

Total investment securities	$242,158	$247,587	$5,925	$(496)	$192,086	$197,289	$5,783	$(580)

Page-12

The amortized cost and fair value of investment debt securities by contractual maturity at June 30, 2012 are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2012
	Held to Maturity		Available for Sale
(in thousands; unaudited)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$3,897	$3,910	$—	$—
After one but within five years	44,613	45,182	20,212	20,523
After five years through ten years	24,000	25,834	24,751	24,857
After ten years	10,624	10,858	114,061	116,423
Total	$83,134	$85,784	$159,024	$161,803

One available-for-sale security was sold in February 2012 with proceeds of $2.2 million and loss of $34 thousand. There were no other sales of security in the first half of 2012.

Investment securities carried at $51.5 million and $53.6 million at June 30, 2012 and December 31, 2011, respectively, were pledged with the State of California: $50.8 million and $52.9 million to secure public deposits in compliance with the Local Agency Security Program at June 30, 2012 and December 31, 2011, respectively, and $713 thousand and $707 thousand to provide collateral for trust deposits at June 30, 2012 and December 31, 2011, respectively. In addition, investment securities carried at $1.1 million were pledged to collateralize an internal Wealth Management and Trust Services (“WMTS”) checking account at both June 30, 2012 and December 31, 2011.

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

Twenty-seven and seventeen investment securities were in unrealized loss positions at June 30, 2012 and December 31, 2011, respectively. They are summarized and classified according to the duration of the loss period as follows:

June 30, 2012	< 12 continuous months		> 12 continuous months		Total Securities in a loss position
(In thousands; unaudited)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
Held-to-maturity
Obligations of state & political subdivisions	$9,547	$(25)	$—	$—	$9,547	$(25)
Corporate bonds	17,262	(122)	—	—	17,262	(122)
Total held to maturity	26,809	(147)	—	—	26,809	(147)
Available-for-sale
MBS pass-through securities	7,322	(32)	—	—	7,322	(32)
CMOs issued by FHLMC	778	(1)	—	—	778	(1)
CMOs issued by GNMA	5,072	(54)	—	—	5,072	(54)
Privately issued CMOs	5,111	(175)	5,557	(87)	10,668	(262)
Total available for sale	18,283	(262)	5,557	(87)	23,840	(349)
Total temporarily impaired securities	$45,092	$(409)	$5,557	$(87)	$50,649	$(496)

Page-13

December 31, 2011	< 12 continuous months		> 12 continuous months		Total Securities in a loss position
(In thousands)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
Held-to-maturity
Obligations of state & political subdivisions	$17,607	$(174)	$1,775	$(26)	$19,382	$(200)
Corporate bonds	4,959	(41)	—	—	4,959	(41)
Total held to maturity	22,566	(215)	1,775	(26)	24,341	(241)
Available-for-sale
Privately issued CMOs	8,173	(205)	3,757	(134)	11,930	(339)
Total available for sale	8,173	(205)	3,757	(134)	11,930	(339)
Total temporarily impaired securities	$30,739	$(420)	$5,532	$(160)	$36,271	$(580)

Seven obligations of U.S. states and political subdivisions, six corporate bonds, one CMO issued by FHLMC, one CMO issued by GNMA, two MBS pass through securities, and three privately issued CMOs in our portfolio were in a temporary loss position for less than twelve months. These securities are deemed credit worthy without delinquency history and are all rated above A by at least one of the major credit agencies. As a result, we concluded that these securities were not other-than-temporarily impaired at June 30, 2012.

As of June 30, 2012, there were seven privately issued CMOs in our portfolio in a continuous loss position for more than twelve months. The unrealized losses associated with privately issued CMOs is primarily driven by changes in interest rates and not due to the credit quality of the securities. These securities are privately issued by financial institutions with no guarantee from government sponsored agencies. They are collateralized by residential mortgages or home equity loans and may be prepaid at par prior to maturity. Most of these securities were AAA rated by at least one major rating agency. We estimate loss projections for each security by assessing loans collateralizing the security and determining expected default rates and loss severities. Based upon our assessment of expected credit losses of each security given the performance of the underlying collateral and credit enhancements where applicable, we concluded that these securities were not other-than-temporarily impaired at June 30, 2012.

Securities Carried at Cost

As a member of the FHLB, we are required to maintain a minimum investment in the FHLB capital stock determined by the Board of Directors of the FHLB. The minimum investment requirements can also increase in the event we need to increase our borrowing capacity with the FHLB. Shares cannot be purchased or sold except between the FHLB and its members at its $100 per share par value. We held $6.0 million and $5.4 million of FHLB stock recorded at cost in other assets at June 30, 2012, and December 31, 2011, respectively. On July 26, 2012, FHLB declared a cash dividend for the second quarter of 2012 at an annualized dividend rate of 0.47%. Management does not believe that the FHLB stock is other-than-temporarily-impaired, as we expect to be able to redeem this stock at cost.

As a member bank of Visa U.S.A., we hold 16,939 shares of Visa Inc. Class B common stock with a carrying value of zero, which is equal to our cost basis. These shares are restricted from resale until their conversion into Class A (voting) shares upon the termination of Visa Inc.'s covered litigation escrow account. The fair value of the Class B common stock we own was $890 thousand and $732 thousand at June 30, 2012 and December 31, 2011, respectively, based on the Class A as-converted rate of 0.4254, which is subject to further reduction upon the final settlement of the covered litigation against Visa Inc. and its member banks. See Note 9 herein.

Page-14

Note 6:  Loans and Allowance for Loan Losses

Credit Quality of Loans

Outstanding loans by class and payment aging as of June 30, 2012 and December 31, 2011 are as follows:

Loan Aging Analysis by Class as of June 30, 2012 and December 31, 2011
(dollars in thousands; 2012 unaudited)	Commercial	Commercial real estate, owner-occupied	Commercial real estate, investor	Construction	Home equity	Other residential [1]	Installment and other consumer	Total
June 30, 2012
30-59 days past due	$5,540	$—	$—	$—	$352	$—	$14	$5,906
60-89 days past due	—	—	—	3,823	—	—	108	3,931
Greater than 90 days past due (non-accrual) [2]	1,751	1,403	5,961	2,821	981	740	690	14,347
Total past due	7,291	1,403	5,961	6,644	1,333	740	812	24,184
Current	168,711	171,354	447,495	41,304	97,232	54,576	20,338	1,001,010
Total loans [3]	$176,002	$172,757	$453,456	$47,948	$98,565	$55,316	$21,150	$1,025,194
Non-accrual loans to total loans	1.0%	0.8%	1.3%	5.9%	1.0%	1.3%	3.3%	1.4%
December 31, 2011
30-59 days past due	$371	$576	$6,060	$—	$195	$—	$7	$7,209
60-89 days past due	139	—	—	—	—	—	34	173
Greater than 90 days past due (non-accrual) [2]	2,955	2,033	741	3,014	766	1,942	519	11,970
Total past due	3,465	2,609	6,801	3,014	961	1,942	560	19,352
Current	172,325	172,096	439,624	48,943	97,082	59,560	22,172	1,011,802
Total loans [3]	$175,790	$174,705	$446,425	$51,957	$98,043	$61,502	$22,732	$1,031,154
Non-accrual loans to total loans	1.7%	1.2%	0.2%	5.8%	0.8%	3.2%	2.3%	1.2%
1 Our residential loan portfolio includes no sub-prime loans, nor is it our normal practice to underwrite loans commonly referred to as "Alt-A mortgages", the characteristics of which are loans lacking full documentation, borrowers having low FICO scores or higher loan-to-value ratios.

2 Amounts include $1.6 million and $2.5 million of Purchased Credit Impaired ("PCI") loans that have stopped accreting interest at June 30, 2012 and December 31, 2011, respectively, and exclude accreting PCI loans of $3.1 million and $3.4 million at June 30, 2012 and December 31, 2011, respectively, as their accretable yield interest recognition is independent from the underlying contractual loan delinquency status. There were no accruing loans past due more than 90 days at June 30, 2012 or December 31, 2011.

3 Amounts were net of deferred loan fees of $969 thousand and $1.6 million at June 30, 2012 and December 31, 2011, respectively. Amounts were also net of unaccreted purchase discounts on non-PCI loans of $2.4 million and $2.9 million at June 30, 2012 and December 31, 2011, respectively.

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

Commercial real estate loans are subject to underwriting standards and processes similar to commercial loans discussed above. We underwrite these loans to be repaid from cash flow and to be supported by real property collateral. Repayment of commercial real estate loans is largely dependent on the successful operation of the property securing the loan, or the business conducted on the property securing the loan. Substantially all of these loans underwritten by us meet a minimum debt coverage ratio of 120%, and we also generally require a conservative loan-to-value of 65% or less. Furthermore, substantially all of our loans are guaranteed by the owners of the properties.  Commercial real estate loans may be adversely affected by conditions in the real estate markets or in the general economy. In the event of a vacancy, strong guarantors have historically carried the loans until a replacement tenant can be found.  The owner’s substantial equity investment provides a strong economic incentive to continue to support the commercial real estate

Page-15

projects. As such, we experience nominal loss and delinquencies on a percentage basis in this portfolio.

Construction loans are generally made to developers and builders to finance land acquisition as well as the subsequent construction. These loans are underwritten after evaluation of the borrower's financial strength, reputation, prior track record and obtaining independent appraisal reviews. The construction industry can be severely impacted by several major factors, including: 1) the inherent volatility of real estate markets; 2) vulnerability to delays due to weather or change orders, labor or material shortages and price hikes; and 3) generally thin margins and tight cash flow. Estimates of construction costs and value associated with the complete project may be inaccurate. Repayment of construction loans is largely dependent on the success of the ultimate project.

Consumer loans primarily consist of home equity lines of credit, other residential (tenancy-in-common, or “TIC”) loans, and other personal loans. We originate consumer loans utilizing credit score information, debt-to-income ratio and loan-to-value ratio analysis. To monitor and manage consumer loan risk, policies and procedures are developed and modified, as needed. This activity, coupled with relatively small loan amounts that are spread across many individual borrowers, minimizes risk. Additionally, trend reports are reviewed by Management on a regular basis. Underwriting standards for home equity loans include, but are not limited to, a maximum loan-to-value percentage of 75% of loans that are $1,250,000 or less (and even more conservatively for homes with values in excess of this amount), the number of such loans a borrower can have at one time, and documentation requirements. Our underwriting of the other residential loans, mostly secured by TIC units in San Francisco, was cautious compared to traditional residential mortgages due to the unique ownership structure and the interest-only feature of some of these loans.  However, these borrowers tend to have more equity in their properties, which mitigates risk. Personal loans are nearly evenly split between mobile home loans and floating home loans along with a small number of installment loans.

We use a risk rating system to evaluate asset quality, and to identify and monitor credit risk in individual loans, and ultimately in the portfolio. Definitions of loans that are risk graded “Special Mention” or worse loans are consistent with those used by the banking regulators.  Our internally assigned grades are as follows:

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

We regularly review our credits for accuracy of risk grades whenever new information is received. Borrowers are required to submit financial information at regular intervals:

•	Generally, commercial borrowers with lines of credit are required to submit financial information with reporting

Page-16

intervals ranging from monthly to annually depending on credit size, risk and complexity.

•	Investor commercial real estate borrowers with loans greater than $750 thousand are required to submit rent rolls or property income statements at least annually.

•	Construction loans are monitored monthly, and assessed on an ongoing basis.

•	Home equity and other consumer loans are assessed based on delinquency.

•	Loans graded “Watch” or more severe, regardless of loan type, are assessed no less than quarterly.

The following table represents our analysis of loans by internally assigned grades, including the PCI loans, at June 30, 2012 and December 31, 2011:

(in thousands; 2012 unaudited)	Commercial	Commercial real estate, owner-occupied	Commercial real estate, investor	Construction	Home equity	Other residential	Installment and other consumer	Purchased credit-impaired	Total
Credit Risk Profile by Internally Assigned Grade:
June 30, 2012
Pass	$145,403	$146,443	$428,537	$28,604	$92,522	$50,735	$20,130	$2,050	$914,424
Special Mention	17,414	20,797	12,568	—	2,119	1,758	—	620	55,276
Substandard	12,576	3,023	10,772	19,344	3,924	2,823	1,020	2,012	55,494
Doubtful	—	—	—	—	—	—	—	—	—
Total loans	$175,393	$170,263	$451,877	$47,948	$98,565	$55,316	$21,150	$4,682	$1,025,194

December 31, 2011
Pass	$148,805	$146,449	$433,307	$32,272	$93,189	$54,711	$21,648	$1,541	$931,922
Special Mention	7,874	18,434	4,877	—	838	2,010	—	529	34,562
Substandard	17,897	6,609	6,617	19,492	3,677	4,420	895	3,563	63,170
Doubtful	98	—	—	193	339	361	189	320	1,500
Total loans	$174,674	$171,492	$444,801	$51,957	$98,043	$61,502	$22,732	$5,953	$1,031,154

Page-17

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

The table below summarizes outstanding TDR loans by loan classes as of June 30, 2012 and December 31, 2011. The summary includes those TDRs that are on nonaccrual status and those that continue to accrue interest.

(in thousands; 2012 unaudited)	As of
Recorded investment in Troubled Debt Restructurings [1]	June 30, 2012	December 31, 2011

Commercial	$11,631	$4,969
Commercial real estate, owner-occupied	1,403	1,403
Construction	11,783	800
Home equity	926	467
Other residential	1,453	1,464
Installment and other consumer	1,535	1,552
Total	$28,731	$10,655

1 Includes $25.2 million and $6.3 million of TDR loans that were accruing interest as of June 30, 2012 and December 31, 2011, respectively.

Page-18

The tables below presents the following information for TDRs modified during the periods presented: number of contracts modified, the recorded investment in the loans prior to modification, and the recorded investment in the loans after the loans were restructured. Modifications during the six months ended June 30, 2012 primarily involved payment extensions and forbearances, while modifications in 2011 involved interest rate concessions, maturity extensions and payment deferral, or some combination thereof. There were three commercial loans, two commercial real estate loans and one construction loan modified as troubled debt restructurings within the previous twelve months with recorded investments of $887 thousand that subsequently defaulted and were charged-off in the six-month period ended June 30, 2012. We are reporting these defaulted TDRs based on a payment default definition of more than 90 days past due. During the six months ended June 30, 2011, payment defaults of more than 90 days on loans restructured during the previous twelve months were not significant and such defaults did not significantly impact our determination of the allowance for loan losses.

(dollars in thousands; unaudited)	Number of Contracts Modified	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment at period end
Troubled Debt Restructurings during the three months ended June 30, 2012:
Commercial	2	$915	$939	$974
Home equity	1	372	374	374
Total	3	$1,287	$1,313	$1,348
Troubled Debt Restructurings during the three months ended March 31, 2012:
Commercial	7	$8,406	$8,302	$8,272
Construction	6	11,324	11,324	11,324
Home equity	1	100	100	100
Total	14	$19,830	$19,726	$19,696
Troubled Debt Restructurings during the three months ended June 30, 2011:
Commercial	6	$1,416	$1,569	$1,531
Troubled Debt Restructurings during the six months ended June 30, 2012:
Commercial	9	9,321	9,241	7,768
Construction	6	11,324	11,324	11,297
Home Equity	2	472	474	473
Total	17	$21,117	$21,039	$19,538
Troubled Debt Restructurings during the six months ended June 30, 2011:
Commercial	17	$4,262	$4,392	$3,497
Construction	1	$290	$290	$290
Other residential	1	$238	$238	$238
Installment and other consumer	1	224	224	224
Total	20	$5,014	$5,144	$4,249

Page-19

Impaired Loan Balances and Their Related Allowance by Major Classes of Loans

The table below summarizes information on impaired loans and their related allowance:

(dollars in thousands; 2012 unaudited)	Commercial	Commercial real estate, owner-occupied	Commercial real estate, investor	Construction	Home equity	Other residential	Installment and other consumer	Total
June 30, 2012
Recorded investment in impaired loans:
With no specific allowance recorded	$9,908	$1,403	$5,961	$13,888	$1,144	$1,453	$1,203	$34,960
With a specific allowance recorded	2,040	458	620	399	488	740	1,022	5,767
Total recorded investment in impaired loans [1]	$11,948	$1,861	$6,581	$14,287	$1,632	$2,193	$2,225	$40,727
Unpaid principal balance of impaired loans:
With no specific allowance recorded	$11,254	$3,060	$5,961	$16,708	$1,630	$1,453	$1,246	$41,312
With a specific allowance recorded	2,480	977	868	585	488	740	1,022	7,160
Total unpaid principal balance of impaired loans	$13,734	$4,037	6,829	$17,293	$2,118	$2,193	$2,268	$48,472
Specific allowance	$951	$27	$120	$5	$408	$80	$458	$2,049
Average recorded investment in impaired loans during the quarter ended June 30, 2012	12,352	1,859	6,803	14,303	1,199	1,472	2,126	40,114
Interest income recognized on impaired loans during the quarter ended June 30, 2012	177	69	—	159	7	50	19	481
Average recorded investment in impaired loans during the six months ended June 30, 2012	13,285	1,856	5,313	14,424	1,133	2,273	2,114	40,398
Interest income recognized on impaired loans during the six months ended June 30, 2012	321	69	65	321	12	75	36	899

December 31, 2011
Recorded investment in impaired loans:
With no specific allowance recorded	$2,866	$2,195	$648	$2,395	$591	$1,464	$1,022	$11,181
With a specific allowance recorded	2,969	1,018	623	909	454	1,942	1,049	8,964
Total recorded investment in impaired loans [1]	$5,835	$3,213	1,271	$3,304	$1,045	$3,406	$2,071	$20,145
Unpaid principal balance of impaired loans:
With no specific allowance recorded	$4,730	$5,140	$648	$5,007	$1,077	$1,464	$1,064	$19,130
With a specific allowance recorded	4,598	1,862	825	1,095	544	1,942	1,049	11,915
Total recorded investment in impaired loans	$9,328	$7,002	1,473	$6,102	$1,621	$3,406	$2,113	$31,045
Specific allowance	$1,285	$169	$163	$194	$262	$408	$465	$2,946
Average recorded investment in impaired loans during the quarter ended June 30, 2011	3,411	1,037	—	6,591	216	140	609	12,004
Interest income recognized on impaired loans during the quarter ended June 30, 2011	37	—	—	—	8	—	8	53
Average recorded investment in impaired loans during the six months ended June 30, 2011	2,920	836	—	7,591	112	143	506	12,108
Interest income recognized on impaired loans during the six months ended June 30, 2011	49	—	—	—	8	—	8	65
 1 Total impaired loans include non-accrual loans, accruing TDR loans and accreting PCI loans that have experienced post-acquisition declines in cash flows expected to be collected.

The gross interest income that would have been recorded had non-accrual loans been current totaled $227 thousand, $256 thousand and $177 thousand in the quarters ended June 30, 2012, March 31, 2012 and June 30, 2011, respectively, and totaled $483 thousand and $397 thousand for the six months ended June 30, 2012 and 2011, respectively. PCI loans are excluded from the foregone interest data above as their accretable yield interest recognition is independent from the underlying contractual loan delinquency status. See “Purchased Credit-Impaired Loans” below for further discussion.

Page-20

Management monitors delinquent loans continuously and identifies problem loans, generally loans graded Substandard or worse, to be evaluated individually for impairment testing. Generally, we charge off our estimated losses related to specifically-identified impaired loans when it is deemed uncollectible. The charged-off portion of impaired loans outstanding at June 30, 2012 totaled approximately $3.8 million.  At June 30, 2012, there were $248 thousand of outstanding commitments to extend credit on impaired loans, including loans to borrowers whose terms have been modified in troubled debt restructurings.

The following table discloses loans by major portfolio category and activity in the ALLL, as well as the related ALLL disaggregated by impairment evaluation method:

Allowance for Loan Losses and Recorded Investment in Loans
(dollars in thousands; unaudited)	Commercial	Commercial real estate, owner-occupied	Commercial real estate, investor	Construction	Home equity	Other residential	Installment and other consumer	Unallocated	Total

For the three months ended June 30, 2012
Allowance for loan losses:
Beginning balance	$3,770	$1,152	$3,700	$1,133	$1,394	$504	$1,547	$322	$13,522
Provision (reversal)	305	(9)	(29)	(148)	180	58	(222)	(35)	100
Charge-offs	(253)	—	(5)	—	—	—	(5)	—	(263)
Recoveries	64	5	—	—	6	—	1	—	76
Ending balance	$3,886	$1,148	$3,666	$985	$1,580	$562	$1,321	$287	$13,435

For the six months ended June 30, 2012
Allowance for loan losses:
Beginning balance	$4,334	$1,305	$3,710	$1,505	$1,444	$940	$1,182	$219	$14,639
Provision (reversal)	32	19	134	(348)	234	(182)	143	68	100
Charge-offs	(850)	(181)	(178)	(172)	(110)	(196)	(5)	—	(1,692)
Recoveries	370	5	—	—	12	—	1	—	388
Ending balance	$3,886	$1,148	$3,666	$985	$1,580	$562	$1,321	$287	$13,435

As of June 30, 2012:
Ending ALLL related to loans collectively evaluated for impairment	$2,935	$1,121	$3,546	$980	$1,172	$482	$863	$287	$11,386
Ending ALLL related to loans individually evaluated for impairment	$899	$—	$—	$5	$408	$80	$458	$—	$1,850
Ending ALLL related to purchased credit-impaired loans	$52	$27	$120	$—	$—	$—	$—	$—	$199

Loans outstanding:
Collectively evaluated for impairment	$164,054	$170,263	$445,916	$33,661	$96,933	$53,123	$18,924	$—	$982,874
Individually evaluated for impairment[1]	11,339	—	5,961	14,287	1,632	2,193	2,226	—	37,638
Purchased credit-impaired	609	2,494	1,579	—	—	—	—	—	4,682
Total	$176,002	$172,757	$453,456	$47,948	$98,565	$55,316	$21,150	$—	$1,025,194
Ratio of allowance for loan losses to total loans	2.21%	0.66%	0.81%	2.05%	1.60%	1.02%	6.25%	NM	1.31%
Allowance for loan losses to non-accrual loans	222%	82%	61%	35%	161%	76%	191%	NM	94%

1 Total excludes $3.1 million of PCI loans that have experienced post-acquisition declines in cash flows expected to be collected.These loans are included in the "Purchased credit-impaired" amount in the next line below.

NM Not Meaningful

Page-21

(dollars in thousands)	Commercial	Commercial real estate, owner-occupied	Commercial real estate, investor	Construction	Home equity	Other residential	Installment and other consumer	Unallocated	Total
As of December 31, 2011:
Ending ALLL related to loans collectively evaluated for impairment	$3,049	$1,136	$3,547	$1,311	$1,182	$532	$717	$219	$11,693
Ending ALLL related to loans individually evaluated for impairment	$957	$—	$91	$194	$262	$408	$465	$—	$2,377
Ending ALLL related to purchased credit-impaired loans	$328	$169	$72	$—	$—	$—	$—	$—	$569
Total ALLL balance	$4,334	$1,305	$3,710	$1,505	$1,444	$940	$1,182	$219	$14,639

Loans outstanding:
Collectively evaluated for impairment	$169,564	$171,492	$444,060	$48,653	$96,998	$58,095	$20,661	$—	$1,009,523
Individually evaluated for impairment[1]	5,110	—	741	3,304	1,045	3,407	2,071	—	15,678
Purchased credit-impaired	1,116	3,213	1,624	—	—	—	—	—	5,953
Total	$175,790	$174,705	$446,425	$51,957	$98,043	$61,502	$22,732	$—	$1,031,154
Ratio of allowance for loan losses to total loans	2.47%	0.75%	0.83%	2.90%	1.47%	1.53%	5.20%	NM	1.42%
Allowance for loan losses to non-accrual loans	147%	64%	501%	50%	189%	48%	228%	NM	122%

1 Total excludes $4.5 million PCI loans that have experienced credit deterioration post-acquisition, which are included in the "Purchased credit-impaired" amount in the next line below.

NM Not Meaningful

Activity in the allowance for loan losses for the three months and six months ended June 30, 2011 follows:

(dollars in thousands; unaudited)	Commercial	Commercial real estate, owner-occupied	Commercial real estate, investor	Construction	Home equity	Other residential	Installment and other consumer	Unallocated	Total

For the three months ended June 30, 2011
Allowance for loan losses:
Beginning balance	$3,053	$1,033	$4,026	$2,213	$853	$724	$921	$246	$13,069
Provision (reversal)	2,602	97	62	(88)	206	(18)	119	20	3,000
Charge-offs	(1,581)	—	—	(178)	(257)	—	(155)	—	(2,171)
Recoveries	17	—	—	—	—	—	5	—	22
Ending balance	$4,091	$1,130	$4,088	$1,947	$802	$706	$890	$266	$13,920

For the six months ended June 30, 2011
Allowance for loan losses:
Beginning balance	$3,114	$1,037	$4,134	$1,694	$643	$738	$835	$197	$12,392
Provision (reversal)	2,823	93	(46)	454	416	(32)	273	69	4,050
Charge-offs	(1,873)	—	—	(201)	(257)	—	(229)	—	(2,560)
Recoveries	27	—	—	—	—	—	11	—	38
Ending balance	$4,091	$1,130	$4,088	$1,947	$802	$706	$890	$266	$13,920

Page-22

Purchased Credit-Impaired Loans

We evaluated loans purchased in the Acquisition in accordance with accounting guidance in ASC 310-30 related to loans acquired with deteriorated credit quality. Acquired loans are considered credit-impaired if there is evidence of deterioration of credit quality since origination and it is probable, at the acquisition date, that we will be unable to collect all contractually required payments receivable. Management has determined certain loans purchased in the Acquisition to be PCI loans based on credit indicators such as nonaccrual status, past due status, loan risk grade, loan-to-value ratio, etc. Revolving credit agreements (e.g. home equity lines of credit and revolving commercial loans) are not considered PCI loans as cash flows cannot be reasonably estimated.

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

Page-23

acquisition date and can fluctuate due to changes in expected cash flows during the life of the PCI loans.

The following table reflects the outstanding balance and related carrying value of PCI loans as of the acquisition date (February 18, 2011), December 31, 2011, and June 30, 2012:

	June 30, 2012		December 31, 2011		February 18, 2011
PCI Loans (dollars in thousands; 2012 unaudited)	Unpaid principal balance	Carrying value	Unpaid principal balance	Carrying value	Unpaid principal balance	Carrying value
Commercial	$2,262	$609	$3,168	$1,116	$10,860	$3,706
Commercial real estate	7,842	4,073	9,466	4,837	10,139	5,664
Total purchased credit-impaired loans	$10,104	$4,682	$12,634	$5,953	$20,999	$9,370

The activities in the accretable yield, or income expected to be earned, for PCI loans were as follows:

Accretable Yield	Three months ended			Six months ended
(dollars in thousands, unaudited)	June 30, 2012	March 31, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Balance at beginning of period	$5,625	$5,405	$1,787	$5,405	$—
Additions	—	—	—	—	1,902
Removals [1]	—	(225)	(6)	(225)	(45)
Accretion	(478)	(510)	(291)	(988)	(367)
Reclassifications (to)/from nonaccretable difference [2]	239	955	1,877	1,194	1,877
Balance at end of period	$5,386	$5,625	$3,367	$5,386	$3,367

1 Represents the accretable difference that is relieved when a loan exits the PCI population due to payoff, full charge-off, or transfer to repossessed assets, etc.

2 Primarily relates to improvements in expected credit performance and changes in expected timing of cash flows.

 Pledged Loans

Our FHLB line of credit is secured under terms of a blanket collateral agreement by a pledge of certain qualifying loans with an unpaid principal balance of $574.0 million and $547.6 million at June 30, 2012 and December 31, 2011, respectively. Our FHLB line of credit totaled $325.0 million and $261.2 million at June 30, 2012 and December 31, 2011, respectively. In addition, we pledge a certain residential loan portfolio, which totaled $35.3 million and $41.2 million at June 30, 2012 and December 31, 2011, respectively, to secure our borrowing capacity with the Federal Reserve Bank (“FRB”). Also see Note 7 below.

Note 7: Borrowings

Federal Funds Purchased – We have unsecured lines of credit totaling $87.0 million with correspondent banks for overnight borrowings.  In general, interest rates on these lines approximate the Federal funds target rate. At June 30, 2012 and December 31, 2011, we had no overnight borrowings outstanding under these credit facilities.

Federal Home Loan Bank Borrowings – As of June 30, 2012 and December 31, 2011, we had lines of credit with the FHLB totaling $325.0 million and $261.2 million, respectively, based on eligible collateral of certain loans.  At June 30, 2012 and December 31, 2011, we had no FHLB overnight borrowings.

On February 5, 2008, we entered into a ten-year borrowing agreement under the same FHLB line of credit for $15.0 million at a fixed rate of 2.07%, which remained outstanding at June 30, 2012. Interest-only payments are required every three months until maturity. Although the entire principal is due on February 5, 2018, the FHLB has the unconditional right to accelerate the due date on May 5, 2012 and every three months thereafter (the “put dates”). If the FHLB exercises its right to accelerate the due date, the FHLB will offer replacement funding at the current market rate, subject to certain conditions. We must comply with the put date, but are not required to accept replacement funding.

On January 23, 2009, we entered into a three-year borrowing agreement under the FHLB line of credit for $20.0 million at a fixed rate of 2.29%. On January 23, 2012, the borrowing matured and was paid off.

Page-24

At June 30, 2012, $310.0 million was remaining as available for borrowing from the FHLB. The FHLB overnight borrowing and the FHLB line of credit are secured by a certain loan portfolio under a blanket lien.

Federal Reserve Line of Credit – We have a line of credit with the FRB secured by a certain residential loan portfolio.  At June 30, 2012 and December 31, 2011, we had borrowing capacity under this line totaling $35.3 million and $41.2 million, respectively, and had no outstanding borrowings with the FRB.

Subordinated Debt – On September 17, 2004 we issued a 15-year, $5.0 million subordinated debenture. Interest-only payments are paid quarterly until maturity on September 17, 2019.  We have the right to redeem the debenture, in whole or in part, at the redemption price at principal amounts in multiples of $1.0 million on any interest payment date. The interest rate on the debenture changes quarterly at the three-month LIBOR plus 2.48%. The rate at June 30, 2012 was 2.95%. The debenture is subordinated to the claims of depositors and our other creditors. In July 2012, we received regulatory approvals to pay off the subordinated debenture entirely on September 17, 2012.

Note 8:  Stockholders' Equity

Preferred Stock

Pursuant to the U.S. Treasury Capital Purchase Program (the “TCPP”), on December 5, 2008 Bancorp issued to the U.S. Treasury 28,000 shares of senior preferred stock with a zero par value and a $1,000 per share liquidation preference, along with a warrant to purchase 154,242 shares of common stock at a per share exercise price of $27.23, in exchange for aggregate consideration of $28.0 million. The proceeds of $28.0 million were allocated between the preferred stock and the warrant with $27.0 million allocated to preferred stock and $961 thousand allocated to the warrant, based on their relative fair value at the time of issuance. The warrant was immediately exercisable and expires 10 years after the issuance date.

Under the American Recovery and Reinvestment Act of 2009, which allows participants in the TCPP to withdraw from the program, we repurchased all 28,000 shares of outstanding preferred stock from the U.S. Treasury at $28 million plus accrued but unpaid dividends of $179 thousand on March 31, 2009. At the time of repurchase, we also accelerated the remaining accretion of the preferred stock totaling $945 thousand through retained earnings, reducing our net income available to common stockholders. The warrant was subsequently auctioned to two institutional investors in November 2011 and remains outstanding. It is adjusted for cash dividend increases to represent a right to purchase 155,154 shares of common stock at $27.07 per share as of June 30, 2012 in accordance with Section 13(c) of the Form of Warrant to Purchase Common Stock.

Dividends

Presented below is a summary of cash dividends paid to common stockholders, recorded as a reduction of retained earnings.

	Three months ended			Six months ended
(in thousands except per share data, unaudited)	June 30, 2012	March 31, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Cash dividends to common stockholders	$910	908	$851	$1,818	$1,698
Cash dividends per common share	$0.17	0.17	$0.16	0.34	0.32

On July 19, 2012, the Board of Directors declared a quarterly dividend of $0.18 per share, a $0.01 increase from the second quarter of 2012. The cash dividend is payable to shareholders of record at the close of business on August 2, 2012 and will be payable on August 10, 2012.

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

Page-25

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

The contractual amount of loan commitments and standby letters of credit not reflected on the consolidated statement of condition was $252.6 million at June 30, 2012 at rates ranging from 1.75% to 18.00%. This amount included $135.0 million under commercial lines of credit (these commitments are contingent upon customers maintaining specific credit standards), $73.7 million under revolving home equity lines, $22.0 million under undisbursed construction loans, $12.9 million under standby letters of credit, and a remaining $9.0 million under personal and other lines of credit. We have set aside an allowance for losses in the amount of $505 thousand for these commitments as of June 30, 2012, which is recorded in interest payable and other liabilities.

Operating Leases

We rent certain premises and equipment under long-term non-cancelable operating leases expiring at various dates through the year 2024. Commitments under these leases approximate $1.4 million, $2.7 million, $2.6 million, $2.7 million and $2.8 million for 2012 (July through December), 2013, 2014, 2015, and 2016 respectively, and $14.1 million for all years thereafter.

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

We are responsible for our proportionate share of certain litigation indemnifications provided to Visa U.S.A. by its member banks in connection with lawsuits related to anti-trust charges and interchange fees. On July 13, 2012, Visa U.S.A. signed a memorandum of understanding to enter into a settlement agreement to resolve the Class Plaintiffs' claims and an agreement in principle to resolve the Individual Plaintiffs' claims in the same multi-district interchange litigation. The settlement includes a cash payment through further reduction in conversion rate of Visa Class B shares by member banks and a ten basis point reduction in credit card interchange rates for eight months. A number of procedural steps remain before this settlement can become final and the full impact to member banks like us is still uncertain. However, we are not aware of significant future cash settlement payments required by us on the litigation and the ten basis point reduction in credit card interchange fees for us is not expected to be material. Also refer to Note 13 to the Consolidated Financial Statements of the Bancorp’s 2011 Annual Report on Form 10-K.

Page-26

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

The fixed-rate payment features of the interest rate swap agreements are generally structured at inception to mirror substantially all of the provisions of the hedged loan agreements. These interest rate swaps, designated and qualified as fair value hedges, are carried on the balance sheet at their fair value in other assets (when the fair value is positive) or in other liabilities (when the fair value is negative). One of our interest rate swap agreements qualifies for shortcut hedge accounting treatment. The change in fair value of the swap using the shortcut accounting treatment is recorded in other non-interest income, while the change in fair value of swaps using non-shortcut accounting is recorded in interest income. The unrealized gain or loss in fair value of the hedged fixed-rate loan due to LIBOR interest rate movements is recorded as an adjustment to the hedged loan and offset in other non-interest income (for shortcut accounting treatment) or interest income (for non-shortcut accounting treatment).

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

Our credit exposure, if any, on interest rate swaps is limited to the favorable value (net of any collateral pledged to us) and interest payments of all swaps by each counterparty. Conversely, when an interest rate swap is in a liability position exceeding a certain threshold, we are required to post collateral to the counterparty in an amount determined by the agreements (generally when our derivative liability position is greater than $100 thousand or $1.3 million, depending upon the counterparty). Collateral levels are monitored and adjusted on a regular basis for changes in interest rate swap values. As of June 30, 2012, all of our derivative instruments are currently in a liability position totaling $5.4 million and have collateral requirements, for which we have posted cash collateral of $5.2 million.

As of June 30, 2012, we have seven interest rate swap agreements, which are scheduled to mature in September 2018, April 2019, June 2020, August 2020, June 2022, June 2031 and October 2031. All of our derivatives are accounted for as fair value hedges. Our interest rate swaps are settled monthly with counterparties. Accrued interest on the swaps totaled $67 thousand and $72 thousand as of June 30, 2012 and December 31, 2011, respectively. Information on our derivatives follows:

	Liability derivatives
(in thousands; 2012 unaudited)	June 30, 2012	December 31, 2011
Fair value hedges
Interest rate contracts notional amount	$33,195	$34,161
Interest rate contracts fair value [1]	5,409	5,052
Balance sheet location	Other liabilities	Other liabilities

Page-27

	Three months ended
(in thousands; unaudited)	June 30, 2012	March 31, 2012	June 30, 2011
(Decrease) increase in value of designated interest rate swaps recognized in interest income	$(931)	$574	$(575)
Payment on interest rate swaps recorded in interest income	(316)	(318)	(248)
Increase (decrease) in value of hedged loans recognized in interest income	989	(629)	375
Increase (decrease) in value of yield maintenance agreement recognized against interest income	271	(67)	169
Net gain (loss) on derivatives recognized against interest income [2]	$13	$(440)	$(279)

	Six months ended
(in thousands; unaudited)	June 30, 2012	June 30, 2011
Decrease in value of designated interest rate swaps recognized in interest income	$(357)	$(221)
Payment on interest rate swaps recorded in interest income	(634)	(485)
Increase in value of hedged loans recognized in interest income	360	36
Increase in value of yield maintenance agreement recognized against interest income	204	131
Net loss on derivatives recognized against interest income [2]	$(427)	$(539)

1 See Note 4 for valuation methodology.
2 Includes hedge ineffectiveness of $329 thousand, $(122) thousand, and $(31) thousand for the quarters ended June 30, 2012, March 31, 2012 and June 30, 2011, respectively. Ineffectiveness of $207 thousand and $(54) thousand was recorded in interest income during the six months ended June 30, 2012 and June 30, 2011, respectively. Changes in value of swaps were included in the assessment of hedge effectiveness.

Page-28

ITEM 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

In the following pages, Management discusses its analysis of the financial condition and results of operations for the second quarter of 2012 compared to the second quarter of 2011 and to the first quarter of 2012, as well as the six months ended June 30, 2012 compared to the same period in 2011. This discussion should be read in conjunction with the related consolidated financial statements in this Form 10-Q and with the audited consolidated financial statements and accompanying notes included in our 2011 Annual Report on Form 10-K. Average balances, including balances used in calculating certain financial ratios, are generally comprised of average daily balances.

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

Forward-looking statements are based on Management's current expectations regarding economic, legislative, and regulatory issues that may impact our earnings in future periods. A number of factors—many of which are beyond Management’s control—could cause future results to vary materially from current Management expectations. Such factors include, but are not limited to, general economic conditions; the economic cycles in the U.S. and abroad; changes in interest rates, deposit flows, real estate values, securities market and expected future cash flows on acquired loans; competition; changes in accounting principles, policies or guidelines; changes in legislation or regulation; and other economic, competitive, governmental, regulatory and technological factors affecting our operations, pricing, products and services. These and other important factors are detailed in the Risk Factors section of this report and our 2011 Form 10-K as filed with the SEC, copies of which are available from us at no charge. Forward-looking statements speak only as of the date they are made. We do not undertake to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made or to reflect the occurrence of unanticipated events.

Page-29

RESULTS OF OPERATIONS

Highlights of the financial results are presented in the following table:

	For the three months ended			For the six months ended
(dollars in thousands, except per share data; unaudited)	June 30, 2012	March 31, 2012	June 30, 2011	June 30, 2012	June 30, 2011
For the period:
Net income	$4,951	$4,940	$3,439	$9,891	$7,948
Net income per share
Basic	$0.93	$0.93	$0.65	$1.86	$1.50
Diluted	$0.91	$0.91	$0.64	$1.82	$1.48
Return on average equity	14.01%	14.39%	10.78%	14.20%	12.72%
Return on average assets	1.39%	1.41%	1.04%	1.40%	$1.23%
Common stock dividend payout ratio	18.28%	18.28%	24.62%	18.28%	21.33%
Average shareholders’ equity to average total assets	9.96%	9.79%	9.62%	9.87%	9.70%
Efficiency ratio	53.56%	54.96%	53.80%	54.26%	53.04%
Tax equivalent net interest margin	4.94%	4.97%	5.51%	4.96%	5.48%

At period end:
Book value per common share	$26.92	$26.18	$24.25
Total assets	$1,407,000	$1,421,284	$1,337,393
Total loans	$1,025,194	$1,032,207	$986,634
Total deposits	$1,230,717	$1,245,641	$1,138,906
Loan-to-deposit ratio	83.3%	82.9%	86.6%
Total risk based capital ratio - Bancorp	13.9%	13.6%	13.0%

Executive Summary

In the second quarter of 2012, we hit record quarterly earnings of $5.0 million, an increase of 0.2% from $4.9 million in the first quarter of 2012, and up 44.0% from $3.4 million in the second quarter of 2011. We reported earnings for the six months ended June 30, 2012 of $9.9 million, an increase of 24.4% from $7.9 million for the same period last year. Diluted earnings per share for the second quarter of 2012 were $0.91, unchanged from the first quarter of 2012 and up $0.27 from the same quarter a year ago. Diluted earnings per share for the six months ended June 30, 2012 totaled $1.82, up $0.34 from $1.48 for the same period of 2011.

The current low interest rate and competitive banking environment has created a challenge for community banks to retain existing and develop new lending relationships. To grow our loan portfolio, our focus is business lending, including wine industry and related businesses. Our loan totals remained steady at $1.0 billion at June 30, 2012 compared to December 31, 2011. Loan originations were offset by early pay-offs and maturities of higher yielding loans, which are being replaced with new loans at the current market rates. Additionally, we have experienced some pressure to make rate concessions.

Credit quality remains solid with net charge-offs in the second quarter of 2012 totaling $187 thousand, down $930 thousand from the prior quarter and down $2.0 million from the same quarter a year ago. We recorded a $100 thousand provision for loan losses in the second quarter of 2012. No provision was recorded in the prior quarter and a $3.0 million provision was recorded in the second quarter of 2011. The absence of newly identified problem loans that have credit loss exposure and limited loan growth led to minimal provision in 2012.

Deposits totaled $1.2 billion at June 30, 2012 and December 31, 2011. Non-interest bearing deposits totaled 32.5% of total deposits at June 30, 2012.

In an effort to deploy excess liquidity, we grew the investment portfolio by $36.6 million (primarily government-guaranteed mortgage-backed and collateralized mortgage obligation securities, as well as corporate bonds) in the second quarter of 2012.

Total risk-based capital ratio for Bancorp grew to 13.9%, up from 13.6% at March 31, 2012, and 13.1% at December 31,

Page-30

2011, and continues to be well above industry requirements for a well-capitalized institution.

Net interest income in the second quarter of 2012 totaled $16.3 million and remained relatively unchanged from the prior quarter, and decreased $722 thousand, or 4.2%, from the second quarter of 2011. The tax-equivalent net interest margin was 4.94% in the second quarter of 2012 compared to 4.97% in the prior quarter and 5.51% in the second quarter of last year. The tax-equivalent net interest margin was 4.96% in the first half of 2012 compared to 5.48% in the first half of 2011. The decreases in the second quarter and first half of 2012 compared to the same periods a year ago primarily reflect 1) a decline in gains on pay-offs of purchased credit-impaired ("PCI") loans recognized in interest income; 2) a lower level of accretion on non-PCI loans; and 3) lower yield on recently purchased investment securities due to the low interest rate environment. The decreases are partially offset by a reduction in the cost of deposits and the pay-off of two FHLB borrowings with higher interest rates. Going forward, we expect to see pressure on the margin, as low interest environment is expected to continue. As the higher yielding loans and securities mature, we expect them to be replaced at the lower market rate.

Non-interest income in the second quarter of 2012 totaled $1.8 million, compared to $1.7 million in the prior quarter and $1.6 million in the second quarter of 2011. Non-interest income totaled $3.5 million for the first six months of 2012 compared to $3.2 million in the same period of 2011. The increase from the prior periods primarily reflects higher service charges on deposit accounts, income from Wealth Management and Trust Services, and debit card interchange fees.

Non-interest expense totaled $9.7 million in the second quarter of 2012, and remained relatively consistent with the prior quarter. Non-interest expense decreased $313 thousand, or 3.1% from the same quarter a year ago primarily due to lower acquisition-related data processing and professional service costs. Non-interest expense totaled $19.5 million for the six months ended June 30, 2012 compared to $19.1 million in the same period of 2011. The 2.0% increase primarily reflects higher personnel costs associated with merit increases, partially offset by lower FDIC insurance expense and lower acquisition-related expenses.

We reported a provision for income taxes of $3.3 million, $3.1 million and $2.1 million for the quarters ended June 30, 2012, March 31, 2012 and June 30, 2011, respectively. The increase compared to the same quarter a year ago is mainly due to a higher level of pre-tax income. The increase compared to the first quarter of 2012 is also due to the re-estimate of the tax-exempt loan and security income projection.

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

In conjunction with the Acquisition, we purchased certain loans with evidence of credit quality deterioration subsequent to their origination and for which it was probable, at acquisition, that we would be unable to collect all contractually required payments. Management has applied significant subjective judgment in determining which loans are PCI loans. Evidence of credit quality deterioration as of the purchase date may include data such as past due and nonaccrual status, risk grades and recent loan-to-value percentages. Revolving credit agreements (e.g. home equity lines of credit and revolving commercial loans), where the borrower had revolving privileges at acquisition date, are not considered PCI loans because the timing and amount of cash flows cannot be reasonably estimated.

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

The initial estimate of cash flows expected to be collected is updated each quarter and requires the continued usage of key assumptions and estimates similar to the initial estimate of fair value. Given the current economic environment, we apply judgment to develop our estimate of cash flows for PCI loans given the impact of real estate value changes, changing probability of default, loss severities and prepayment speeds.

For purposes of accounting for the PCI loans purchased in the Acquisition, we elected not to apply the pooling method but to account for these loans individually. Disposals of loans, which may include sales of loans to third parties, receipt of payments in full by the borrower, or foreclosure of the collateral, result in removal of the loan from the PCI loan portfolio at its carrying amount.

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

We recognize the financial statement effect of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. For tax positions that meet the more-likely-than-not threshold, we recognize only the largest amount of tax benefit that is greater than fifty percent likely of being realized upon ultimate settlement with the taxing authority. In deciding whether or not our tax positions taken meet the more-likely-than-not recognition threshold, we must make judgments and interpretations about the application of inherently complex state and federal tax laws. To the extent tax authorities disagree with tax positions taken by us, our effective tax rates could be materially affected in the period of settlement with the taxing authorities. Revision of our estimate of accrued income taxes also may result from our own income tax planning, which may affect our effective tax rates and our results of operations for any given quarter.

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

Average Statements of Condition and Analysis of Net Interest Income

	Three months ended			Three months ended			Three months ended
	June 30, 2012			March 31, 2012			June 30, 2011
		Interest			Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands; unaudited)	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Interest-bearing due from banks [1]	$70,003	$56	0.32%	$87,101	$50	0.23%	$89,952	$56	0.25%
Investment Securities [2,3]	230,609	1,750	3.04%	198,243	1,722	3.47%	168,444	1,376	3.27%
Loans and banker's acceptances [1,3,4]	1,028,761	15,466	5.95%	1,028,573	15,473	5.95%	979,550	16,955	6.85%
Total interest-earning assets [1]	1,329,373	17,272	5.14%	1,313,917	17,245	5.19%	1,237,946	18,387	5.88%
Cash and non-interest-bearing due from banks	53,269			52,011			45,133
Bank premises and equipment, net	9,136			9,383			8,971
Interest receivable and other assets, net	35,813			34,808			38,391
Total assets	$1,427,591			$1,410,119			$1,330,441
Liabilities and Stockholders' Equity
Interest-bearing transaction accounts	$147,463	$45	0.12%	$143,159	$44	0.12%	$127,544	$48	0.15%
Savings accounts	85,118	24	0.11%	78,831	22	0.11%	69,357	25	0.14%
Money market accounts	431,625	180	0.17%	436,333	183	0.17%	395,159	341	0.35%
CDARS® time accounts	28,045	21	0.30%	40,091	32	0.32%	31,879	48	0.60%
Other time accounts	142,189	269	0.76%	149,228	304	0.82%	156,008	315	0.81%
FHLB fixed-rate advances	15,000	78	2.07%	19,835	107	2.13%	55,000	320	2.33%
Subordinated debenture [1]	5,000	39	3.09%	5,000	40	3.16%	5,000	37	2.93%
Total interest-bearing liabilities	854,440	656	0.31%	872,477	732	0.34%	839,947	1,134	0.54%
Demand accounts	417,354			384,774			346,469
Interest payable and other liabilities	13,646			14,814			16,062
Stockholders' equity	142,151			138,054			127,963
Total liabilities & stockholders' equity	$1,427,591			$1,410,119			$1,330,441
Tax-equivalent net interest income/margin [1]		$16,616	4.94%		$16,513	4.97%		$17,253	5.51%
Reported net interest income/margin [1]		$16,281	4.85%		$16,201	4.88%		$17,003	5.43%
Tax-equivalent net interest rate spread			4.83%			4.85%			5.34%

Page-35

	Six months ended			Six months ended
	June 30, 2012			June 30, 2011
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands; unaudited)	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Interest-bearing due from banks [1]	$78,552	$106	0.27%	$76,240	$96	0.25%
Investment Securities [2,3]	214,426	3,472	3.24%	155,764	2,681	3.44%
Loans and banker's acceptances [1,3,4]	1,028,667	30,939	5.95%	979,611	32,943	6.69%
Total interest-earning assets [1]	1,321,645	34,517	5.17%	1,211,615	35,720	5.86%
Cash and non-interest-bearing due from banks	52,640			43,763
Bank premises and equipment, net	9,260			8,721
Interest receivable and other assets, net	35,310			34,915
Total assets	$1,418,855			1,299,014
Liabilities and Stockholders' Equity
Interest-bearing transaction accounts	$145,311	$89	0.12%	$121,340	$86	0.14%
Savings accounts	81,974	46	0.11%	65,984	54	0.17%
Money market accounts	433,979	363	0.17%	389,011	678	0.35%
CDARS® time accounts	34,068	53	0.31%	43,093	142	0.66%
Other time accounts	145,709	573	0.79%	156,815	673	0.87%
FHLB fixed-rate advances	17,418	185	2.10%	56,956	636	2.25%
Subordinated debenture [1]	5,000	79	3.13%	5,000	73	2.90%
Total interest-bearing liabilities	863,459	1,388	0.32%	838,199	2,342	0.56%
Demand accounts	401,063			322,406
Interest payable and other liabilities	14,230			12,369
Stockholders' equity	140,103			126,040
Total liabilities & stockholders' equity	$1,418,855			$1,299,014
Tax-equivalent net interest income/margin [1]		33,129	4.96%		33,378	5.48%
Reported net interest income/margin [1]		32,482	4.86%		32,881	5.40%
Tax-equivalent net interest rate spread			4.85%			5.30%

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

Second Quarter of 2012 Compared to First Quarter of 2012

The tax-equivalent net interest margin was 4.94% in the second quarter of 2012, compared to 4.97% in the prior quarter.  The decrease of three basis points was primarily due to a lower yield on investment securities, partially offset by the reduction in the cost of time deposits, the full-quarter impact of the first-quarter maturity of a $20 million FHLB advance at a rate of 2.29% and fewer interest reversals. The net interest spread decreased two basis points over the same period for the same reasons.

The average yield on interest-earning assets decreased five basis points in the second quarter of 2012 compared to the first quarter of 2012. The yield on the loan portfolio remained unchanged. The loan portfolio as a percentage of average interest earning assets, decreased to 77.4% at June 30, 2012, from 78.3% at March 31, 2012. The overall yield on total investment securities decreased forty-three basis points, primarily due to lower yields on recently purchased securities in this low interest rate environment, as well as a change in the prepayment speeds that sped up the amortization of purchase premiums on U.S. government agency securities in the current quarter. Total average interest-earning assets increased $15.5 million, or 1.2%, in the second quarter of 2012 compared to the prior quarter, reflecting increases of $32.4 million in average investment securities and $200 thousand in average loans, partially offset by a decrease of $17.1 million in average interest-bearing due from banks.

Market interest rates are, in part, based on the target Federal funds interest rate (the interest rate banks charge each other for short-term borrowings) implemented by the Federal Reserve Open Market Committee. In December of 2008, the target interest rate reached a historic low with a range of 0% to 0.25% where it remains as of June 30, 2012. Other monetary policy measures taken by the Federal Reserve, including quantitative easing, also impact the interest rate environment. If the Federal Reserve implements a third round of quantitative easing in the future, we are expected to experience further downward pricing pressure on our interest-earning assets.

Page-36

The average balance of interest-bearing liabilities decreased $18.0 million, or 2.1%, in the second quarter of 2012 compared to the prior quarter. The decrease in interest-bearing liabilities primarily reflects decreases of $19.1 million in time deposits (including CDARS®), $4.8 million average FHLB borrowings, and $4.7 million in money market accounts, partially offset by increases of $6.3 million in savings accounts and $4.3 million in interest-bearing transaction accounts.

The rate on interest-bearing liabilities decreased three basis points in the second quarter of 2012 compared to the prior quarter. The rates on other time deposits and CDARS® time deposits decreased six basis points and two basis points, respectively, compared to the prior quarter as new and maturing deposits are booked at lower offered rates. The offering rates on all other deposit accounts remained unchanged. FHLB fixed advances decreased by six basis points, due to the maturity mentioned above. The subordinated debenture decreased seven basis points due to a decrease in the LIBOR rate, to which the borrowing is indexed.

Second Quarter of 2012 Compared to Second Quarter of 2011

The tax-equivalent net interest margin was 4.94% in the second quarter of 2012, compared to 5.51% in the same quarter last year.  The decrease of fifty-seven basis points was primarily due to a lower yield on both loans and investment securities, partially offset by the reduction in the cost of deposits and FHLB borrowings. The net interest spread decreased fifty-one basis points over the same period for the same reasons.

The average yield on interest-earning assets decreased seventy-four basis points in the second quarter of 2012 compared to the second quarter of 2011. The yield on the loan portfolio decreased ninety basis points due to: 1) $1.2 million decrease in gains on PCI loans, which decreased the loan yield by forty-seven basis points; 2) the expected $576 thousand decline of accretion on non-PCI loans from the Acquisition, which negatively impacted the loan yield by twenty-four basis points; 3) downward repricing and rate concessions on the loan portfolio; and 4) the addition of new loans and investment securities at lower current market rates. The decrease in loan yield was partially offset by the increased accretion of $187 thousand on PCI loans from higher expected cash flows, which resulted in a seven-basis-point-increase in loan yield. The yield on total investment securities decreased, primarily due to lower yields on recently purchased securities, as well as a change in the prepayment speeds that sped up the amortization of purchase premiums on U.S. government agency securities in the current quarter.

We experienced a slight shift in the relative composition of interest-earning assets from higher-yielding loans, which decreased to 77.4% from 79.1% of average interest-earning assets in the quarters ended June 30, 2012 and 2011, respectively, to lower-yielding investment securities. Total average interest-earning assets increased $91.4 million, or 7.4%, in the second quarter of 2012, compared to the second quarter of 2011. We recognized an increase of $62.2 million in average investment securities and $49.2 million in average loans, partially offset by a decrease of $20.0 million in interest-bearing due from banks.

The average balance of interest-bearing liabilities increased $14.5 million, or 1.7%, in the second quarter of 2012 compared to the same period a year ago. The increase in average interest-bearing deposits reflects increases of $36.5 million in money market accounts, $19.9 million in interest-bearing transaction accounts, and $15.8 million in savings accounts, partially offset by a decrease of $40.0 million in FHLB advances (due to maturity and early payoff) and $17.7 million in time deposits (including CDARS®).

We experienced a favorable shift in the mix in the composition of deposits whereby demand accounts increased in the current quarter compared to the second quarter of 2011.

The rate on interest-bearing liabilities decreased twenty-three basis points in the second quarter of 2012 compared to the same quarter a year ago, primarily due to lower offered deposit rates, as well as the maturity and early payoff of two higher-costing FHLB borrowings, partially offset by an increased rate on the subordinated debenture. The rates on CDARS® time deposits, money market accounts and other time deposits decreased thirty basis points, eighteen basis points and five basis points respectively, compared to the same quarter a year ago. Interest-bearing transaction accounts and saving accounts both decreased by three basis points. Offering rates were lowered and time deposits repriced downward. The rate on FHLB fixed-rate advances decreased twenty-six basis points due to the maturities mentioned above. The subordinated debenture increased sixteen basis points due to an increase in the LIBOR rate, to which the borrowing is indexed.

Page-37

Six Months 2012 Compared to Six Months 2011

The tax-equivalent net interest margin decreased to 4.96% in the first six months of 2012, down fifty-two basis points from the first six months of 2011.  The decrease was primarily due to a lower yield on loans and a higher concentration of lower-yielding investment securities and cash, partially offset by the reduction in the cost of interest-bearing liabilities due to downward repricing of deposits and a more favorable mix of liabilities. The net interest spread decreased forty-five basis points compared to the first six months of 2011 for the same reasons.

The average yield on interest-earning assets decreased sixty-nine basis points in the first six months of 2012 compared to the first six months of 2011. The yield on the loan portfolio decreased seventy-four basis points due to: 1) the expected $1.7 million decline of accretion on purchased non-PCI from the Acquisition, which negatively impacted the loan yield by thirty-five points; 2) the $631 thousand decline of gains on the payoff of PCI loans, which decreased the loan yield by thirteen basis points; 3) downward repricing and rate concessions on the loan portfolio; and 4) the addition of new loans at lower current market rates. The decrease in loan yield was partially offset by the increased accretion on PCI loans from higher expected cash flows, which resulted in a twelve-basis-point-increase in loan yield. The yield on total investment securities decreased, primarily due to lower yields on recently purchased securities.

Total average interest-earning assets increased $110.0 million, or 9.1%, in the six-month period ended June 30, 2012 compared to the same period last year, reflecting increases of $58.7 million in investment securities, $49.1 million in average loans and $2.3 million in interest-bearing due from banks. The loan portfolio as a percentage of average interest earning assets decreased to 77.8% at June 30, 2012 from 80.9% at June 30, 2011.

The average balance of interest-bearing liabilities increased $25.3 million, or 3.0%, in the first six months of 2012 compared to the same period last year. The increase in interest-bearing liabilities primarily reflects increases of $45.0 million in money market accounts, $24.0 million in interest-bearing transaction accounts, and $16.0 million in savings accounts, partially offset by decreases of $20.1 million in time deposits (including CDARS®) and $39.5 million average FHLB borrowings. Total average deposits grew $143.5 million, or 8.3% in the six-month period ended June 30, 2012, when compared to the same period last year, in most categories, except time deposits.

We experienced a favorable shift in the mix in the composition of deposits whereby demand accounts increased in the first six months of 2012 compared to the first six months of 2011.

The rate on interest-bearing liabilities decreased twenty-four basis points in the six-month period ended June 30, 2012 compared to the same period a year ago, primarily due to lower offered deposit rates, as well as a more favorable mix resulting from the maturity and early payoff of two higher-costing FHLB borrowings, partially offset by an increased rate on the subordinated debenture. The rates on CDARS® time deposits, money market accounts, other time deposits, savings and interest-bearing transaction accounts decreased thirty-five basis points, eighteen basis points, eight basis points, six basis points and two basis points, respectively, compared to the first six months of 2011. Offering rates were lowered and time deposits repriced downward. The rate on FHLB fixed-rate advances decreased fifteen basis points, due to the maturities mentioned above. The subordinated debenture increased twenty-three basis points due to an increase in the LIBOR rate, to which the borrowing is indexed.

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

Our provision for loan losses totaled $100 thousand in the second quarter of 2012, an increase of $100 thousand from the prior quarter, and a decrease of $2.9 million from the same quarter a year ago. The provision for loan losses totaled $100 thousand and $4.1 million for the first half of 2012 and 2011, respectively. The decreases in the second quarter and first half of 2012 compared to the same periods a year ago are primarily due to the absence of newly identified problem loans that have credit loss exposure, as well as the lack of loan growth during 2012.

The allowance for loan losses as a percentage of loans was 1.31% at June 30, 2012 and March 31, 2012, compared to 1.42% at December 31, 2011. The decrease in the allowance for loan losses as a percentage of loans from year-

Page-38

end 2011 reflects a lower level of specific reserves on impaired loans, as well as the removal of several large TDRs from the general reserve pool after restructuring where specific assessment indicated no credit loss exposure. There were $1.2 million of specific reserves on impaired loans at December 31, 2011 that were deemed uncollectible and charged-off during the first half of 2012. As a result, the ratio of allowance for loan losses to non-performing loans decreased from 122.3% at December 31, 2011 to 93.6% at June 30, 2012. In addition, while non-accrual loans increased by $2.4 million from December 31, 2011, most of the newly added non-accrual loans are considered to be adequately-collateralized, which resulted in no additional required reserves.

Impaired loan balances totaled $40.7 million, $41.7 million, and $20.1 million, at June 30, 2012, March 31, 2012 and December 31, 2011, respectively, with a specific valuation allowance of $2.0 million, $1.9 million, and $2.9 million, respectively. The increase in impaired loan balances from December 31, 2011 is due to new accruing TDR loans, which are considered to be well-collateralized. Those newly added TDRs primarily related to two borrowing relationships.

Net charge-offs in the second quarter of 2012 totaled $187 thousand compared to $1.1 million in the prior quarter, and $2.1 million in the second quarter of 2011. Net charge-offs totaled $1.3 million and $2.5 million in the first half of 2012 and 2011, respectively. The majority of loans deemed uncollectible and charged-off in 2012 had been adequately reserved at December 31, 2011. The decrease in net charge-offs in the second quarter and first half of 2012 compared to the same periods a year ago primarily relates to the absence of newly identified problem loans that had credit loss exposure. The percentage of net charge-offs to average loans was 0.02% in the second quarter of 2012, compared to 0.11% in the first quarter of 2012, and 0.22% in the second quarter of 2011.

Page-39

Non-interest Income

The table below details the components of non-interest income.

				June 30, 2012		June 30, 2012
				compared to		compared to
				March 31, 2012		June 30, 2011
	Three months ended			Amount	Percent	Amount	Percent
(dollars in thousands; unaudited)	June 30, 2012	March 31, 2012	June 30, 2011	Increase (Decrease)	Increase (Decrease)	Increase (Decrease)	Increase (Decrease)
Service charges on deposit accounts	$549	$524	$468	$25	4.8%	$81	17.3%
Wealth Management and Trust Services	488	456	469	32	7.0%	19	4.1%
Other non-interest income
Debit card interchange fees	259	234	203	25	10.7%	56	27.6%
Merchant interchange fees	186	193	159	(7)	(3.6)%	27	17.0%
Earnings on Bank-owned life insurance	192	188	193	4	2.1%	(1)	(0.5)%
Other income	126	100	89	26	26.0%	37	41.6%
Total other non-interest income	763	715	644	48	6.7%	119	18.5%
Total non-interest income	$1,800	$1,695	$1,581	$105	6.2%	$219	13.9%

	Six months ended			Percent
(dollars in thousands; unaudited)	June 30, 2012	June 30, 2011	Increase (Decrease)	Increase (Decrease)
Service charges on deposit accounts	$1,073	$911	$162	17.8%
Wealth Management and Trust Services	944	903	41	4.5%
Other non-interest income
Debit card interchange fees	493	391	102	26.1%
Merchant interchange fees	379	265	114	43.0%
Earnings on Bank-owned life insurance	380	362	18	5.0%
Other income	226	348	(122)	(35.1)%
Total other non-interest income	1,478	1,366	112	8.2%
Total non-interest income	$3,495	$3,180	$315	9.9%

Page-40

Service charges on deposit accounts increased when compared to the prior quarter and the same quarter a year ago, primarily due to a decrease in the earnings rate credit in the second quarter of 2012, as well as a higher number of deposit accounts. Service charges on deposit accounts increased $162 thousand in the six months ended June 30, 2012 when compared to the same period last year, mainly due to higher overdraft and non-sufficient funds fee income, and decreases in the earnings rate credit in the first six months of 2012.

The increase in Wealth Management and Trust Services income, when compared to last quarter and the same quarter a year ago is due to the acquisition of new assets and market value appreciation of existing assets under management. Wealth Management and Trust Services income increased in the six months ended June 30, 2012 compared to the same period last year for the same reasons. Assets under management totaled approximately $279.1 million at June 30, 2012, $276.0 million at March 31, 2012 and $264.9 million at June 30, 2011, respectively.

Debit card interchange fees in the second quarter of 2012 increased when compared to the prior quarter and the same quarter in 2011. The increases are primarily attributable to a steady increase in volume of debit card usage. Debit card interchange fees also increased in the six months ended June 30, 2012 when compared to the same period last year for the same reason. In June 2011, the Federal Reserve finalized a new regulation to restrict interchange fees charged for debit card transactions by banks with more than $10 billion in assets. Although we are exempt under the new rule, market pricing of the interchange fees may drive these revenues down.  The effect on market pricing, if any, may take time to realize. Therefore, we cannot quantify the ultimate impact of this rule on such interchange fees.

Merchant interchange fees remained consistent in the second quarter of 2012 when compared to the prior quarter. The increase in merchant interchange fees for three and six months of 2012 when compared to the same three and six months of 2011 is due to a change in 2012, whereby merchant interchange-related expenses are recorded in other expense rather than net of fees. When adjusting for this reclassification, merchant interchange fees remained consistent period-over-period.

Bank-owned life insurance (“BOLI”) income remained relatively unchanged when compared to the prior quarter and the same quarter a year ago. The increase in BOLI income in the first six months of 2012 compared to the first six months of 2011 is primarily due to additional income earned on $2.5 million in new policies purchased in late March 2011.

The increase in other income for the three months ended June 30, 2012 when compared to the previous quarter was primarily due to a loss on sale of investments in the first quarter of 2012 of $38 thousand that did not recur. The increase in other income compared to the same quarter a year ago is primarily due to a loss in the second quarter of 2011 of $36 thousand on the sale of repossessed assets. Other income decreased in the six months ended June 30, 2012 when compared to the same period last year, mainly due to the pre-tax bargain purchase gain of $147 thousand from the Acquisition recorded in March 2011, partially offset higher credit card referral fees and interchange.

Page-41

Non-interest Expense

The table below details the components of non-interest expense.

				June 30, 2012		June 30, 2012
				compared to		compared to
				March 31, 2012		June 30, 2011
	Three months ended			Amount	Percent	Amount	Percent
(dollars in thousands; unaudited)	June 30, 2012	March 31, 2012	June 30, 2011	Increase (Decrease)	Increase (Decrease)	Increase (Decrease)	Increase (Decrease)
Salaries and related benefits	$5,314	$5,604	$5,220	$(290)	(5.2)%	$94	1.8%
Occupancy and equipment	1,056	987	1,093	69	7.0%	(37)	(3.4)%
Depreciation and amortization	341	341	314	—	—	27	8.6%
Federal Deposit Insurance Corporation	218	233	214	(15)	(6.4)%	4	1.9%
Data processing	660	606	909	54	8.9%	(249)	(27.4)%
Professional services	516	585	740	(69)	(11.8)%	(224)	(30.3)%
Other non-interest expense
Advertising	129	115	100	14	12.2%	29	29.0%
Other expense	1,451	1,364	1,408	87	6.4%	43	3.1%
Total other non-interest expense	1,580	1,479	1,508	101	6.8%	72	4.8%
Total non-interest expense	$9,685	$9,835	$9,998	$(150)	(1.5)%	$(313)	(3.1)%

	Six months ended			Percent
(dollars in thousands; unaudited)	June 30, 2012	June 30, 2011	Increase (Decrease)	Increase (Decrease)
Salaries and related benefits	$10,918	$10,149	$769	7.6%
Occupancy and equipment	2,043	2,000	43	2.2%
Depreciation and amortization	682	622	60	9.6%
Federal Deposit Insurance Corporation	451	601	(150)	(25.0)%
Data processing	1,266	1,491	(225)	(15.1)%
Professional services	1,101	1,473	(372)	(25.3)%
Other non-interest expense
Advertising	244	186	58	31.2%
Other expense	2,815	2,606	209	8.0%
Total other non-interest expense	3,059	2,792	267	9.6%
Total non-interest expense	$19,520	$19,128	$392	2.0%

Page-42

Salaries and benefits decreased when comparing the second quarter of 2012 to the first quarter of 2012, mainly due to lower incentive bonus, payroll taxes, and commissions, partially offset by higher salaries from merit increases effective April 1, 2012. Salaries and benefits increased slightly in the second quarter of 2012 when compared to the second quarter of 2011 due to higher contribution to the Employee Stock Ownership Plan ("ESOP"). The increases in salaries and benefit expenses in the six-month period ended June 30, 2012 when compared to the equivalent period in the prior year primarily reflected higher personnel costs associated with merit increases and higher incentive bonuses and ESOP contributions.

Occupancy and equipment expenses increased when compared to the prior quarter, primarily due to higher expenses in new San Francisco and Tiburon branch locations and higher maintenance expenses for our headquarter office.   Occupancy and equipment expenses remained relatively unchanged when comparing the three months and six months ended June 30, 2012 to the same periods in 2011.

Depreciation and amortization expenses remained unchanged compared to the prior quarter. The increase in depreciation and amortization expenses for the three months and six months ended June 30, 2012 compared to the equivalent periods in the prior year is mainly due to the addition of the Santa Rosa and Sonoma branches.

FDIC insurance expenses remained relatively unchanged compared to the prior quarter and the same quarter a year ago. The decrease in FDIC insurance in the first six months of 2012 compared to the first six months of 2011 primarily reflects the revision to the FDIC insurance assessment base. In February 2011, as required by the Dodd-Frank Act, the FDIC approved a rule that changes the FDIC insurance assessment base from adjusted domestic deposits to a bank’s average consolidated total assets minus average tangible equity, defined as Tier 1 capital. While the new rule expanded the assessment base, it lowered assessment rates to between 2.5 and 9 basis points on the broader base for banks in the lowest risk category. The change was effective for the second quarter of 2011. Since we have a solid core deposit base and do not rely heavily on borrowings and brokered deposits, the benefit of the lower assessment rate significantly outweighed the effect of a wider assessment base.

The increase in data processing expenses from the prior quarter primarily reflects higher seasonal expenses relating to trust services. The decreases in data processing in the first three months and the first six months of 2012 from the same periods a year ago primarily reflect expenses associated with the Acquisition in 2011. On July 11, 2012, we re-negotiated and executed a new contract with our current data processing vendor that is expected to reduce our ongoing data processing expenses effective July 1, 2012.

The decrease in professional service expenses in the second quarter of 2012 compared to the prior quarter is mainly due to a decrease in accounting fees.  The decrease in the first three months and the first six months of 2012 from the same periods a year ago are due to professional and legal costs associated with the Acquisition in 2011.

The fluctuations in advertising expenses from the prior quarter and from the same quarter a year ago are primarily due to the timing of our various bank advertising programs.

Other expenses increased from the prior quarter, primarily due to increases in sales promotional expenses, shareholders expenses and recruitment fees. The increases in other expenses for the three months and six months ended June 30, 2012 compared to the equivalent periods in the prior year reflected higher expenses relating to recruitment and sales promotion. These increases were partially offset by one-time expenses incurred in the second quarter of 2011, including the write-off of certain facility and network fixed assets that we purchased from the FDIC related to the Acquisition settlement, as well as higher miscellaneous expenses incurred in the second quarter of 2011, including the amortization expense related to the core deposit intangible asset associated with the Acquisition.

Provision for Income Taxes

The provision for income taxes for the second quarter of 2012 is $3.3 million at an effective tax rate of 40.3%, compared to $3.1 million at an effective tax rate of 38.7% and $2.1 million at an effective tax rate of 38.4%. The provision for income taxes for the first six months of 2012 is $6.5 million at an effective tax rate of 39.5%, compared to $4.9 million an an effective tax rate of 38.3% for the first six months of 2011. The changes to the 2012 provision compared to the same periods a year ago primarily reflect the marginal impact of higher pretax earnings year-over-year, as well as a lower level of expected tax-exempt loan income. These provisions reflect accruals for taxes at the applicable rates for federal income tax and California franchise tax based upon reported pre-tax income, and adjusted for the effects of all permanent differences between income for tax and financial reporting purposes (such as earnings on qualified municipal securities, BOLI and certain tax-exempt loans). Therefore, there are normal fluctuations in the effective rate

Page-43

from period to period based on the relationship of net permanent differences to income before tax.

Bancorp and the Bank have entered into a tax allocation agreement which provides that income taxes shall be allocated between the parties on a separate entity basis. The intent of this agreement is that each member of the consolidated group will incur no greater tax liability than it would have incurred on a stand-alone basis.

We file corporate tax returns with the federal and California taxing authorities that are subject to routine examinations. We are no longer subject to tax examinations by taxing authorities for years beginning before January 1, 2009 for U.S. Federal and January 1, 2008 for California. There were no federal income tax examinations at the issuance of this report.

The State of California is currently examining 2009 and 2010 corporation income tax returns. At the time of the issuance of this quarterly report, no adjustments have been proposed by the California Franchise Tax Board in connection with the examination thus far. Although timing of the resolution or closure of the examination is highly uncertain, we do not believe that its unrecognized tax benefits would materially change in the next 12 months.

FINANCIAL CONDITION

Summary

During the first half of 2012, total assets increased $13.7 million, or 1.0%, to $1.4 billion.  This increase in assets primarily reflects an increase in investment securities of $50.1 million, partially offset by a decrease in cash and cash equivalents of $31.4 million and net loans of $4.8 million. While we had a moderate level of loan originations this year, they are more than offset by early pay-offs, refinancing and maturities in line with current market pressure and strong competition for quality loans. The following table presents the composition of our loans outstanding by class:

Loans Outstanding (Dollars in thousands; June 30, 2012 unaudited)	June 30, 2012	December 31, 2011
Commercial loans	$176,002	$175,790
Real estate
Commercial owner-occupied	172,757	174,705
Commercial investor	453,456	446,425
Construction	47,948	51,957
Home equity	98,565	98,043
Other residential [1]	55,316	61,502
Installment and other consumer loans	21,150	22,732
Total loans	1,025,194	1,031,154
Allowance for loan losses	(13,435)	(14,639)
Total net loans	$1,011,759	$1,016,515

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

As of June 30, 2012, impaired loans totaled $40.7 million (including TDRs of $28.7 million), compared to $20.1 million (including TDRs of $10.7 million) at December 31, 2011. Non-accrual loans totaled $14.3 million or 1.40% of Bancorp's loan portfolio at June 30, 2012, compared to $12.0 million, or 1.16%, at December 31, 2011. While non-performing loans increased by $2.3 million from year-end, the current estimated value of the collateral of newly identified problem loans suggests no material credit loss exposure. Accruing loans past due 30 to 89 days increased to $9.8 million at June 30, 2012, compared to $7.4 million at December 31, 2011, primarily relating to two loans which are adequately collateralized, and no significant loss exposure is expected.

Our investment securities portfolio increased $50.1 million in the first six months of 2012, primarily due to purchases of $78.4 million of securities, partially offset by $27.3 million of pay-downs, maturities and sales. Investment securities

Page-44

in our portfolio that may be backed by mortgages having sub-prime or Alt-A features (certain privately issued CMOs) represent 3.6% of our total investment portfolio at June 30, 2012, compared to 5.8% at December 31, 2011.

At June 30, 2012, other assets included BOLI of $22.3 million, compared to $21.6 million at December 31, 2011. Other assets also include net deferred tax assets of $6.3 million and $7.0 million at June 30, 2012 and December 31, 2011, respectively. These deferred tax assets consist primarily of tax benefits expected to be realized in future periods related to temporary differences for the allowance for loan losses, deferred compensation, state tax and deferred rent. Management believes these assets to be realizable due to our consistent record of earnings and the expectation that earnings will continue at a level adequate to realize such benefits.

During the first six months of 2012, total liabilities increased $5.0 million to $1.3 billion. The increase in total liabilities was primarily due to an increase in deposits of $27.7 million, partially offset by the maturity of a $20 million FHLB borrowing. The higher level of deposits reflects growth in most deposit categories, except for time deposits (including CDARS®) and money market, which decreased $27.8 million and $10.8 million, respectively. Demand deposits comprised 32.5% of total deposits at June 30, 2012, compared to 29.9% at December 31, 2011.

Stockholders’ equity increased $8.8 million to $144.3 million during the first six months of 2012. The increase in stockholders’ equity primarily reflects the net income accumulated during the period, partially offset by cash dividends to shareholders.

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

In December 2010, the Basel Committee on Bank Supervision finalized a set of international guidelines for determining regulatory capital known as “Basel III.” These guidelines were developed to address many of the weaknesses in the banking industry that contributed to the past financial crisis, including excessive leverage, inadequate and low quality capital and insufficient liquidity buffers. The guidelines, among other things, increase minimum capital requirements of bank holding companies, including increasing the Tier 1 capital to risk-weighted assets ratio to 6%, introducing a new requirement to maintain a minimum ratio of common equity Tier 1 capital to risk-weighted assets of 4.5% initially and when fully phased in, a possible capital conservation buffer of an additional 2.5% of risk weighted assets. The U.S. regulatory bodies have issued a set of proposed rules to implement Basel III and final U.S. rulemaking is expected to be completed in 2012 with implementation beginning January 1, 2013. We are currently reviewing the proposed rules, identifying key issues and evaluating the potential impact.

The Bank’s and Bancorp’s capital adequacy ratios as of June 30, 2012 and December 31, 2011 are presented in the following tables. We continued to build capital in 2012 due to the strong earnings and the lack of loan growth. In July 2012, the Bank obtained regulatory approvals and issued a notice to redeem a $5 million subordinated debenture that carries a higher cost than our other funding sources and that does not count towards Tier 1 capital under the existing capital requirements and the Basel III standards.

Page-45

Capital Ratios for Bancorp (in thousands; June 30, 2012 unaudited)	Actual Ratio		Ratio to Capital Adequacy Purposes
As of June 30, 2012	Amount	Ratio	Amount	Ratio
Total Capital (to risk-weighted assets)	$161,654	13.94%	≥$92,748	≥ 8.00
Tier 1 Capital (to risk-weighted assets)	$142,714	12.31%	≥$46,374	≥ 4.00
Tier 1 Capital (to average assets)	$142,714	10.02%	≥$56,987	≥ 4.00

As of December 31, 2011
Total Capital (to risk-weighted assets)	$153,557	13.13%	≥$93,552	≥ 8.00
Tier 1 Capital (to risk-weighted assets)	$133,953	11.45%	≥$46,776	≥ 4.00
Tier 1 Capital (to average assets)	$133,953	9.53%	≥$56,206	≥ 4.00

Capital Ratios for the Bank	Actual Ratio		Ratio for Capital Adequacy Purposes		Ratio to be Well Capitalized under Prompt Corrective Action Provisions
(in thousands; June 30, 2012 unaudited)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk-weighted assets)	$158,198	13.65%	≥$92,743	≥ 8.00	≥$115,928	≥ 10.00
Tier 1 Capital (to risk-weighted assets)	$139,258	12.01%	≥$46,371	≥ 4.00	≥$69,557	≥ 6.00
Tier 1 Capital (to average assets)	$139,258	9.78%	≥$56,985	≥ 4.00	≥$71,231	≥ 5.00

As of December 31, 2011
Total Capital (to risk-weighted assets)	$150,785	12.89%	≥$93,551	≥ 8.00	≥$116,939	≥ 10.00
Tier 1 Capital (to risk-weighted assets)	$131,160	11.22%	≥$46,776	≥ 4.00	≥$70,163	≥ 6.00
Tier 1 Capital (to average assets)	$131,160	9.33%	≥$56,206	≥ 4.00	≥$70,257	≥ 5.00

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

As presented in the accompanying unaudited consolidated statements of cash flows, the sources of liquidity vary between periods. Our cash and cash equivalents at June 30, 2012 totaled $98.3 million, a decrease of $31.4 million

Page-46

over December 31, 2011. The primary uses of funds were $78.4 million in investment securities purchases and $20.0 million in repayment of a FHLB borrowing. The primary sources of funds during the first six months of 2012 included $27.7 million increase in net deposits, $25.1 million in pay-downs and maturities of investment securities, $7.6 million net cash provided by operating activities and $6.4 million from loan principle collected, net. The banking industry is still experiencing diminished loan demand from qualified borrowers and strong competition.

At June 30, 2012, our cash and cash equivalents and unpledged available-for-sale securities with estimated maturities within one year totaled $106.3 million. The remainder of the unpledged available for sale securities portfolio of $153.8 million provides additional liquidity. These liquid assets, totaling both 260.1 million at both June 30, 2012 and December 31, 2012, equaled 18.5% of our assets at June 30, 2012, compared to 18.7% at December 31, 2011.

We anticipate that cash and cash equivalents on hand and other sources of funds will provide adequate liquidity for our operating, investing and financing needs and our regulatory liquidity requirements for the foreseeable future. Management monitors our liquidity position daily, balancing loan funding/payments with changes in deposit activity and overnight investments. Our emphasis on local deposits combined with our well capitalized equity position, provides a very stable funding base. In addition to cash and cash equivalents, we have substantial additional borrowing capacity including unsecured lines of credit totaling $87.0 million with correspondent banks.  Further, we have pledged a certain residential loan portfolio to secure our borrowing capacity with the FRB, which totaled $35.3 million at June 30, 2012.  As of June 30, 2012, there is no debt outstanding to correspondent banks or the FRB. We are also a member of the FHLB and have a line of credit (secured under terms of a blanket collateral agreement by a pledge of essentially all of our financial assets) in the amount of $325.0 million, of which $310.0 million was available at June 30, 2012. Borrowings under the line are limited to eligible collateral. The interest rates on overnight borrowings with both correspondent banks and the FHLB are determined daily and generally approximate the Federal Funds target rate.

Undisbursed loan commitments, which are not reflected on the consolidated statements of condition, totaled $252.6 million at June 30, 2012 at rates ranging from 1.75% to 18.00%. This amount included $135.0 million under commercial lines of credit (these commitments are contingent upon customers maintaining specific credit standards), $73.7 million under revolving home equity lines, $22.0 million under undisbursed construction loans, $12.9 million under standby letters of credit, and a remaining $9.0 million under personal and other lines of credit. These commitments, to the extent used, are expected to be funded primarily through the repayment of existing loans, deposit growth and existing balance sheet liquidity. Over the next twelve months $117.7 million of time deposits will mature. We expect these funds to be replaced with new time deposits.

Since Bancorp is a holding company and does not conduct regular banking operations, its primary sources of liquidity are dividends from the Bank. Under the California Financial Code, payment of a dividend from the Bank to Bancorp without advance regulatory approval is restricted to the lesser of the Bank’s retained earnings or the amount of the Bank’s undistributed net profits from the previous three fiscal years. The primary uses of funds for Bancorp are stockholder dividends and ordinary operating expenses.  Bancorp held $3.3 million of cash at June 30, 2012, which is anticipated to be sufficient to meet Bancorp's funding requirements through the beginning of 2013, after which Bancorp is expected to obtain a dividend distribution from the Bank's undistributed net profits from fiscal years 2010 through 2012.

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

Page-47

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

Since 2009, there has been no change to the Federal funds target rate, which has been kept at a historic low level of 0-0.25%. The Bank currently has low interest rate risk and is slightly asset sensitive. The Bank is less asset sensitive than last quarter primarily because interest-rate-sensitive short-term liquidity declined. As rates increase, most loans on floors will start to float again and the net interest margin would increase. We have mitigated earnings sensitivity to a certain extent through the procurement of a fixed-rate borrowing from the FHLB. Also refer to “Market Risk Management” in our 2011 Annual Report on Form 10-K.

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

We are responsible for our proportionate share of certain litigation indemnifications provided to Visa U.S.A. by its member banks in connection with lawsuits related to anti-trust charges and interchange fees. For further details, see Note 13 to the Consolidated Financial Statements in Item 8 of our 2011 Form 10-K and Note 9 to the Consolidated Financial Statements in this Form 10-Q herein.

ITEM 1A      Risk Factors

There have been no material changes from the risk factors previously disclosed in our 2011 Form 10-K. Refer to “Risk Factors” in our 2011 Form 10-K, pages 9 through 17.

ITEM 2       Unregistered Sales of Equity Securities and Use of Proceeds

We did not have any unregistered sales of our equity securities during the three months ended June 30, 2012.

ITEM 3       Defaults Upon Senior Securities

None.

Page-48

ITEM 4      Mine Safety Disclosures

Not applicable.

ITEM 5      Other Information

None.

Page-49

ITEM 6       Exhibits

The following exhibits are filed as part of this report or hereby incorporated by references to filings previously made with the SEC

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
2.01	Modified Whole Bank Purchase and Assumption Agreement dated February 18, 2011 among Federal Deposit Insurance Corporation, Receiver of Charter Oak Bank, Napa, California, Federal Deposit Insurance Corporation, and Bank of Marin	8-K	001-33572	99.2	February 28, 2011
3.01	Articles of Incorporation, as amended	10-Q	001-33572	3.01	November 7, 2007
3.02	Bylaws, as amended	10-Q	001-33572	3.02	May 9, 2011
4.01	Rights Agreement dated as of July 2, 2007	8-A12B	001-33572	4.1	July 2, 2007
4.02	Form of Warrant for Purchase of Shares of Common Stock, as amended	POS AM S-3	333-156782	4.4	December 20, 2011
10.01	2007 Employee Stock Purchase Plan	S-8	333-144810	4.1	July 24, 2007
10.02	1989 Stock Option Plan	S-8	333-144807	4.1	July 24, 2007
10.03	1999 Stock Option Plan	S-8	333-144808	4.1	July 24, 2007
10.04	2007 Equity Plan	S-8	333-144809	4.1	July 24, 2007
10.05	2010 Director Stock Plan	S-8	333-167639	4.1	June 21, 2010
10.06	Form of Indemnification Agreement for Directors and Executive Officers dated August 9, 2007	10-Q	001-33572	10.06	November 7, 2007
10.07	Form of Employment Agreement dated January 23, 2009	8-K	001-33572	10.1	January 26, 2009
10.08	2010 Director Stock Plan	S-8	333-167639	4.1	June 21, 2010
10.09	2010 Annual Individual Incentive Compensation Plan	8-K	001-33572	99.1	October 21, 2010
10.10	Salary Continuation Agreement with four executive officers, Russell Colombo, Chief Executive Officer, Christina Cook, Chief Financial Officer, Kevin Coonan, Chief Credit Officer, and Peter Pelham, Director of Retail Banking, dated January 1, 2011	8-K	001-33572	10.1 10.2 10.3 10.4	January 6, 2011
10.11	2007 Form of Change in Control Agreement	8-K	001-33572	10.1	October 31, 2007
10.12	Information Technology Services Agreement with Fidelity Information Services, LLC, dated July 11, 2012	8-K	001-33572	10.1	July 17, 2012
11.01	Earnings Per Share Computation - included in Note 1 to the Consolidated Financial Statements					Filed
14.01	Code of Ethical Conduct	8-K	001-33572	14.01	January 26, 2008
31.01	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					Filed
31.02	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					Filed
32.01	Certification pursuant to 18 U.S.C. §1350 as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002					Filed
101.01*	XBRL Interactive Data File					Furnished

*
As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

Page-50

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bank of Marin Bancorp
(registrant)

August 7, 2012	/s/ Russell A. Colombo
Date	Russell A. Colombo
President &
Chief Executive Officer
(Principal Executive Officer)

August 7, 2012	/s/ Christina J. Cook
Date	Christina J. Cook
Executive Vice President &
Chief Financial Officer
(Principal Financial Officer)

August 7, 2012	/s/ Cecilia Situ
Date	Cecilia Situ
First Vice President &
Controller
(Principal Accounting Officer)

Page-51