Form 10-Q
period 2012-09-30
Bank of Marin Bancorp
filed 2012-11-06
CIK 1403475

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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
Yes   ☐     No  ☒

As of October 31, 2012, there were 5,375,014 shares of common stock outstanding.

Page-2

PART I       FINANCIAL INFORMATION

ITEM 1.  Financial Statements

BANK OF MARIN BANCORP CONSOLIDATED STATEMENTS OF CONDITION
at September 30, 2012 and December 31, 2011

(in thousands, except share data; 2012 unaudited)	September 30, 2012	December 31, 2011
Assets
Cash and due from banks	$141,438	$127,732
Short-term investments	—	2,011
Cash and cash equivalents	141,438	129,743
Investment securities
Held to maturity, at amortized cost	94,571	59,738
Available for sale (at fair market value; amortized cost $143,263 and $132,348 at September 30, 2012 and December 31, 2011, respectively)	146,789	135,104
Total investment securities	241,360	194,842
Loans, net of allowance for loan losses of $13,139 and $14,639 at September 30, 2012 and December 31, 2011, respectively	1,000,571	1,016,515
Bank premises and equipment, net	8,989	9,498
Interest receivable and other assets	42,756	42,665
Total assets	$1,435,114	$1,393,263

Liabilities and Stockholders' Equity
Liabilities
Deposits
Non-interest bearing	$408,565	$359,591
Interest bearing
Transaction accounts	158,957	134,673
Savings accounts	91,506	75,617
Money market accounts	422,874	434,461
CDARS® time accounts	33,699	46,630
Other time accounts	143,272	152,000
Total deposits	1,258,873	1,202,972
Federal Home Loan Bank borrowings	15,000	35,000
Subordinated debenture	—	5,000
Interest payable and other liabilities	13,905	14,740
Total liabilities	1,287,778	1,257,712

Stockholders' Equity
Preferred stock, no par value, Authorized - 5,000,000 shares, none issued	—	—
Common stock, no par value Authorized - 15,000,000 shares; Issued and outstanding - 5,368,386 and 5,336,927 shares at September 30, 2012 and December 31, 2011, respectively	57,862	56,854
Retained earnings	87,429	77,098
Accumulated other comprehensive income, net	2,045	1,599
Total stockholders' equity	147,336	135,551
Total liabilities and stockholders' equity	$1,435,114	$1,393,263

The accompanying notes are an integral part of these consolidated financial statements.

Page-3

BANK OF MARIN BANCORP CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three months ended			Nine months ended
(in thousands, except per share amounts; unaudited)	September 30, 2012	June 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Interest income
Interest and fees on loans	$14,117	$15,324	$15,567	$44,769	$48,329
Interest on investment securities
Securities of U.S. government agencies	731	817	1,153	2,515	2,631
Obligations of state and political subdivisions	382	455	298	1,224	903
Corporate debt securities and other	326	285	151	812	433
Interest on Federal funds sold and short-term investments	42	56	56	148	152
Total interest income	15,598	16,937	17,225	49,468	52,448
Interest expense
Interest on interest bearing transaction accounts	48	45	35	137	121
Interest on savings accounts	26	24	21	72	75
Interest on money market accounts	181	180	326	544	1,004
Interest on CDARS® time accounts	19	21	50	72	192
Interest on other time accounts	254	269	305	827	978
Interest on borrowed funds	153	117	1,268	417	1,977
Total interest expense	681	656	2,005	2,069	4,347
Net interest income	14,917	16,281	15,220	47,399	48,101
Provision for loan losses	2,100	100	500	2,200	4,550
Net interest income after provision for loan losses	12,817	16,181	14,720	45,199	43,551
Non-interest income
Service charges on deposit accounts	528	549	478	1,601	1,389
Wealth Management and Trust Services	507	488	486	1,451	1,389
Debit card interchange fees	261	259	221	754	612
Merchant interchange fees	183	186	58	562	323
Earnings on Bank-owned life insurance	192	192	194	572	556
Other income	130	126	128	356	476
Total non-interest income	1,801	1,800	1,565	5,296	4,745
Non-interest expense
Salaries and related benefits	5,211	5,314	5,320	16,129	15,469
Occupancy and equipment	1,089	1,056	1,021	3,132	3,021
Depreciation and amortization	339	341	329	1,021	951
Federal Deposit Insurance Corporation insurance	221	218	189	672	790
Data processing	596	660	642	1,862	2,133
Professional services	519	516	465	1,620	1,938
Other expense	1,617	1,580	1,455	4,676	4,247
Total non-interest expense	9,592	9,685	9,421	29,112	28,549
Income before provision for income taxes	5,026	8,296	6,864	21,383	19,747
Provision for income taxes	1,802	3,345	2,631	8,268	7,566
Net income	$3,224	$4,951	$4,233	$13,115	$12,181
Net income per common share:
Basic	$0.60	$0.93	$0.80	$2.46	$2.30
Diluted	$0.59	$0.91	$0.79	$2.41	$2.26
Weighted-average shares used to compute net income per common share:
Basic	5,344	5,337	5,310	5,335	5,298
Diluted	5,455	5,419	5,390	5,433	5,381
Dividends declared per common share	$0.18	$0.17	$0.16	$0.52	$0.48
Comprehensive income
Net income	$3,224	$4,951	$4,233	$13,115	$12,181
Other comprehensive income (loss)
Change in net unrealized gain on available for sale securities	747	(39)	271	736	281
Reclassification adjustment for (gain) loss on sale of securities included in net income	—	(4)	—	34	—
Net change in unrealized gain on available for sale securities, before tax	747	(43)	271	770	281
Deferred tax expense (benefit)	314	(18)	114	324	118
Other comprehensive income (loss), net of tax	433	(25)	157	446	163
Comprehensive income	$3,657	$4,926	$4,390	$13,561	$12,344

The accompanying notes are an integral part of these consolidated financial statements.

Page-4

BANK OF MARIN BANCORP CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
for the year ended December 31, 2011 and the nine months ended September 30, 2012

(dollars in thousands; 2012 unaudited )	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income, Net of Taxes	Total
	Shares	Amount
Balance at December 31, 2010	5,290,082	$55,383	$64,991	$1,546	$121,920
Net income	—	—	15,564	—	15,564
Other comprehensive income	—	—	—	53	53
Stock options exercised	34,913	741	—	—	741
Excess tax benefit - stock-based compensation	—	120	—	—	120
Stock issued under employee stock purchase plan	982	33	—	—	33
Restricted stock granted	5,675	—	—	—	—
Restricted stock forfeited / cancelled	(315)	—	—	—	—
Stock-based compensation - stock options	—	234	—	—	234
Stock-based compensation - restricted stock	—	143	—	—	143
Cash dividends paid on common stock	—	—	(3,457)	—	(3,457)
Stock issued in payment of director fees	5,590	200	—	—	200
Balance at December 31, 2011	5,336,927	$56,854	$77,098	$1,599	$135,551
Net income	—	—	13,115	—	13,115
Other comprehensive income	—	—	—	446	446
Stock options exercised	16,910	433	—	—	433
Excess tax benefit - stock-based compensation	—	45	—	—	45
Stock issued under employee stock purchase plan	529	20	—	—	20
Restricted stock granted	9,030	—	—	—	—
Restricted stock forfeited	(380)	—	—	—	—
Stock-based compensation - stock options	—	158	—	—	158
Stock-based compensation - restricted stock	—	149	—	—	149
Cash dividends paid on common stock	—	—	(2,784)	—	(2,784)
Stock purchased by directors under director stock plan	100	4	—	—	4
Stock issued in payment of director fees	5,270	199	—	—	199
Balance at September 30, 2012	5,368,386	$57,862	$87,429	$2,045	$147,336

The accompanying notes are an integral part of these consolidated financial statements.

Page-5

BANK OF MARIN BANCORP CONSOLIDATED STATEMENTS OF CASH FLOWS
for the nine months ended September 30, 2012 and 2011

(in thousands, unaudited)	September 30, 2012	September 30, 2011
Cash Flows from Operating Activities:
Net income	$13,115	$12,181
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,200	4,550
Compensation expense--common stock for director fees	155	150
Stock-based compensation expense	307	292
Excess tax benefits from exercised stock options	(40)	(96)
Amortization of investment security premiums, net of accretion of discounts	1,619	984
Accretion of discount on acquired loans	(1,965)	(3,395)
Decrease in deferred loan origination fees, net[1]	(895)	(1,189)
Loss on sale of investment securities	34	—
Depreciation and amortization	1,021	951
Loss on disposal of premise and equipment	11	—
Bargain purchase gain on acquisition, net of tax	—	(85)
Loss on sale of repossessed assets	14	36
Earnings on bank owned life insurance policies[1]	(572)	(556)
Net change in operating assets and liabilities:
Interest receivable	(267)	(67)
Interest payable	(142)	(47)
Deferred rent and other rent-related expenses	257	205
Other assets[1]	798	1,862
Other liabilities	(1,623)	435
Total adjustments	912	4,030
Net cash provided by operating activities	14,027	16,211
Cash Flows from Investing Activities:
Proceeds from sale of premises and equipment	—	18
Purchase of securities held to maturity	(40,639)	(5,566)
Purchase of securities available for sale	(55,679)	(91,151)
Proceeds from sale of securities available for sale	2,186	—
Proceeds from paydowns/maturity of securities held to maturity	5,068	1,255
Proceeds from paydowns/maturity of securities available for sale	41,663	42,857
Loans originated and principal collected, net[1]	17,301	12,899
Purchase of bank owned life insurance policies	(364)	(2,500)
Purchase of premises and equipment	(523)	(2,139)
Proceeds from sale of repossessed assets	41	199
Cash receipt from acquisition	—	44,042
Net cash used in investing activities	(30,946)	(86)
Cash Flows from Financing Activities:
Net increase in deposits	55,901	66,705
Proceeds from stock options exercised	433	651
Repayment of Federal Home Loan Bank borrowings	(20,000)	(33,500)
Repayment of subordinated debenture	(5,000)	—
Cash dividends paid on common stock	(2,784)	(2,550)
Stock issued under employee and director stock purchase plans	24	27
Excess tax benefits from exercised stock options	40	96
Net cash provided by financing activities	28,614	31,429
Net increase in cash and cash equivalents	11,695	47,554
Cash and cash equivalents at beginning of period	129,743	85,232
Cash and cash equivalents at end of period	$141,438	$132,786
Supplemental disclosure of cash flow information:
Cash paid in interest	$2,211	$4,394
Cash paid in income taxes	$8,541	$7,149
Supplemental disclosure of non-cash investing and financing activities:
Change in unrealized gain on available-for- sale securities	$770	$281
Loans transferred to repossessed assets	$65	$301
Stock issued in payment of director fees	$199	$200
Acquisition:
Fair value of assets acquired	$—	$107,763
Fair value of liabilities assumed	$—	$107,678
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

Certain information and footnote disclosures presented in the annual consolidated financial statements are not included in the interim consolidated financial statements. Accordingly, the accompanying unaudited interim consolidated financial statements should be read in conjunction with our 2011 Annual Report on Form 10-K.  The results of operations for the three months and nine months ended September 30, 2012 are not necessarily indicative of the operating results for the full year.

The following table shows: 1) weighted average basic shares, 2) potential common shares related to stock options, unvested restricted stock and stock warrant, and 3) weighted average diluted shares. Basic earnings per share (“EPS”) are calculated by dividing net income by the weighted average number of common shares outstanding during each period, excluding unvested restricted stock. Diluted EPS are calculated using the weighted average diluted shares. The number of potential common shares included in quarterly diluted EPS is computed using the average market prices during the three months included in the reporting period under the treasury stock method. The number of potential common shares included in year-to-date diluted EPS is a year-to-date weighted average of potential common shares included in each quarterly diluted EPS computation. We have two forms of our outstanding common stock: common stock and unvested restricted stock awards. Holders of restricted stock awards receive non-forfeitable dividends at the same rate as common shareholders and they both share equally in undistributed earnings.

	Three months ended			Nine months ended
(in thousands, except per share data; unaudited)	September 30, 2012	June 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Weighted average basic shares outstanding	5,344	5,337	5,310	5,335	5,298
Add: Potential common shares related to stock options	55	39	40	48	42
Potential common shares related to unvested restricted stock	9	2	3	6	4
Potential common shares related to warrants	47	41	37	44	37
Weighted average diluted shares outstanding	5,455	5,419	5,390	5,433	5,381

Net income	$3,224	$4,951	$4,233	$13,115	$12,181
Basic EPS	$0.60	$0.93	$0.80	$2.46	$2.30
Diluted EPS	$0.59	$0.91	$0.79	$2.41	$2.26

Weighted average anti-dilutive shares not included in the calculation of diluted EPS
Stock options	41	56	74	33	69
Unvested restricted stock	—	13	—	—	4
Total anti-dilutive shares	41	69	74	33	73

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

The following table summarizes our assets and liabilities that were required to be recorded at fair value on a recurring basis.

(in thousands) Description of Financial Instruments	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At September 30, 2012 (unaudited):
Securities available for sale:
Mortgage-backed securities and collateralized mortgage obligations issued by U.S. government-sponsored agencies	$114,291	$—	$114,291	$—
Debentures of government-sponsored agencies	$10,715	$—	$10,715	$—
Privately-issued collateralized mortgage obligations	$21,783	$—	$21,783	$—
Derivative financial liabilities (interest rate contracts)	$5,626	$—	$5,626	$—
At December 31, 2011:
Securities available for sale:
Mortgage-backed securities and collateralized mortgage obligations issued by U.S. government-sponsored agencies	$108,857	$—	$108,857	$—
Debentures of government-sponsored agencies	$8,050	$—	$8,050	$—
Privately-issued collateralized mortgage obligations	$18,197	$—	$18,197	$—
Derivative financial liabilities (interest rate contracts)	$5,052	$—	$5,052	$—

Page-9

Securities available for sale are recorded at fair value on a recurring basis. When available, quoted market prices (Level 1) are used to determine the fair value of securities available for sale. If quoted market prices are not available, we obtain pricing information from a reputable third-party service provider, who may utilize valuation techniques that use current market-based or independently sourced parameters, such as bid/ask prices, dealer-quoted prices, interest rates, benchmark yield curves, prepayment speeds, and credit spreads (Level 2).   Level 2 securities include U.S. agencies’ or government sponsored agencies' debt securities, mortgage-backed securities, and privately-issued collateralized mortgage obligations. As of September 30, 2012 and December 31, 2011, there are no securities that are considered Level 1 or Level 3 securities.

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

The following table presents the carrying value of financial instruments that were measured at fair value on a nonrecurring basis and that were still held in the balance sheet at each respective period end, by level within the fair value hierarchy as of September 30, 2012 and December 31, 2011.

(in thousands) Description of Financial Instruments	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3) [1]
At September 30, 2012 (unaudited):
Impaired loans carried at fair value [2]	$9,241	$—	$—	$9,241

At December 31, 2011:
Impaired loans carried at fair value [2]	$5,269	$—	$—	$5,269

1 Represents collateral-dependent loan principal balances that had been generally written down to the values of the underlying collateral, net of specific valuation allowance of $725 thousand and $1.4 million at September 30, 2012 and December 31, 2011, respectively. Significant unobservable inputs such as appraisals, recent comparable sales or offered prices are factored in when valuing these collaterals. The carrying value of loans fully charged-off, which includes unsecured lines of credit, overdrafts and all other loans, is zero.

2 Represents the portion of impaired loans that have been written down to their estimated fair value.

Page-10

Disclosures about Fair Value of Financial Instruments

The table below is a summary of fair value estimates for financial instruments as of September 30, 2012 and December 31, 2011, excluding financial instruments recorded at fair value on a recurring basis (summarized in the first table in Note 4). The carrying amounts in the following table are recorded in the consolidated statements of condition under the indicated captions. We have excluded non-financial assets and non-financial liabilities defined by the Codification (ASC 820-10-15-1A), such as Bank premises and equipment, deferred taxes and other liabilities.  In addition, we have not disclosed the fair value of financial instruments specifically excluded from disclosure requirements of the Financial Instruments Topic of the Codification (ASC 825-10-50-8), such as Bank-owned life insurance policies.

	September 30, 2012			December 31, 2011
(in thousands; 2012 unaudited)	Carrying Amounts	Fair Value	Fair Value Hierarchy	Carrying Amounts	Fair Value	Fair Value Hierarchy
Financial assets
Cash and cash equivalents	$141,438	$141,438	Level 1	$129,743	$129,743	Level 1
Investment securities held to maturity	94,571	97,639	Level 2	59,738	62,185	Level 2
Loans, net	1,000,571	1,036,631	Level 3	1,016,515	1,053,762	Level 3
Interest receivable	4,905	4,905	Level 2	4,638	4,638	Level 2
Financial liabilities
Deposits	1,258,873	1,260,138	Level 2	1,202,972	1,203,974	Level 2
Federal Home Loan Bank borrowings	15,000	16,047	Level 2	35,000	36,256	Level 2
Subordinated debenture	—	—	Level 2	5,000	4,759	Level 2
Interest payable	239	239	Level 2	381	381	Level 2

Following is a description of methods and assumptions used to estimate the fair value of each class of financial instrument not recorded at fair value but required for disclosure purposes:

Cash and Cash Equivalents - The carrying amounts of cash and cash equivalents approximate their fair value because of the short-term nature of these instruments.

Held-to-maturity Securities - Held-to-maturity securities, which generally consist of obligations of state & political subdivisions and corporate bonds, are recorded at their amortized cost. Their fair value for disclosure purposes is determined using methodologies similar to those described above for available-for-sale securities using Level 2 inputs. If Level 2 inputs are not available, we may utilize pricing models that incorporate unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities (Level 3).  As of September 30, 2012 and December 31, 2011, we did not hold any securities whose fair value was measured using significant unobservable inputs.

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

Page-11

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

Subordinated Debenture - The fair value of the subordinated debenture was estimated by discounting the future cash flows (interest payment at a rate of three-month LIBOR plus 2.48%) using current market rates at which similar bonds would be issued with similar credit ratings as ours and similar remaining maturities. We used the spread of the seven-year BBB rated U.S. Bank Composite over LIBOR to calculate this credit-risk-related discount of future cash flows at December 31, 2011. The subordinated debenture was paid off in September 2012.

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

Note 5:  Investment Securities

Our investment securities portfolio consists of obligations of state and political subdivisions, corporate bonds, U.S. government agency securities, including mortgage-backed securities (“MBS”) and collateralized mortgage obligations (“CMOs”) issued or guaranteed by FNMA, FHLMC, or GNMA, debentures issued by government-sponsored agencies such as FNMA and FHLMC, as well as privately issued CMOs, as reflected in the table below:

	September 30, 2012				December 31, 2011
	Amortized	Fair	Gross Unrealized		Amortized	Fair	Gross Unrealized
(in thousands; 2012 unaudited)	Cost	Value	Gains	(Losses)	Cost	Value	Gains	(Losses)
Held to maturity
Obligations of state and political subdivisions	$63,314	$66,185	$2,889	$(18)	$54,738	$57,226	$2,688	$(200)
Corporate bonds	31,257	31,454	255	(58)	5,000	4,959	—	(41)
Total held to maturity	94,571	97,639	3,144	(76)	59,738	62,185	2,688	(241)

Available for sale
Securities of U. S. government agencies:
MBS pass-through securities issued by FNMA and FHLMC	46,121	47,882	1,761	—	26,360	27,486	1,126	—
CMOs issued by FNMA	6,416	6,532	116	—	10,775	11,099	324	—
CMOs issued by FHLMC	15,465	15,763	298	—	18,853	19,386	533	—
CMOs issued by GNMA	43,564	44,114	644	(94)	49,940	50,886	946	—
Debentures of government- sponsored agencies	10,495	10,715	220	—	8,000	8,050	50	—
Privately issued CMOs	21,202	21,783	583	(2)	18,420	18,197	116	(339)
Total available for sale	143,263	146,789	3,622	(96)	132,348	135,104	3,095	(339)

Total investment securities	$237,834	$244,428	$6,766	$(172)	$192,086	$197,289	$5,783	$(580)

Page-12

The amortized cost and fair value of investment debt securities by contractual maturity at September 30, 2012 are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2012
	Held to Maturity		Available for Sale
(in thousands; unaudited)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$1,392	$1,398	$—	$—
After one but within five years	64,164	65,221	24,760	25,294
After five years through ten years	18,969	20,770	13,467	13,741
After ten years	10,046	10,250	105,036	107,754
Total	$94,571	$97,639	$143,263	$146,789

One available-for-sale security was sold in February 2012 with proceeds of $2.2 million and loss of $34 thousand. There were no other sales of securities in the first nine months of 2012.

Investment securities carried at $48.7 million and $53.6 million at September 30, 2012 and December 31, 2011, respectively, were pledged with the State of California: $47.9 million and $52.9 million to secure public deposits in compliance with the Local Agency Security Program at September 30, 2012 and December 31, 2011, respectively, and $716 thousand and $707 thousand to provide collateral for trust deposits at September 30, 2012 and December 31, 2011, respectively. In addition, investment securities carried at $1.1 million were pledged to collateralize an internal Wealth Management and Trust Services (“WMTS”) checking account at both September 30, 2012 and December 31, 2011.

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

Fifteen and seventeen investment securities were in unrealized loss positions at September 30, 2012 and December 31, 2011, respectively. They are summarized and classified according to the duration of the loss period as follows:

September 30, 2012	< 12 continuous months		> 12 continuous months		Total Securities in a loss position
(In thousands; unaudited)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
Held-to-maturity
Obligations of state & political subdivisions	$4,336	$(17)	$1,537	$(1)	$5,873	$(18)
Corporate bonds	10,375	(58)	—	—	10,375	(58)
Total held to maturity	14,711	(75)	1,537	(1)	16,248	(76)
Available-for-sale
CMOs issued by GNMA	19,608	(94)	—	—	19,608	(94)
Privately issued CMOs	—	—	228	(2)	228	(2)
Total available for sale	19,608	(94)	228	(2)	19,836	(96)
Total temporarily impaired securities	$34,319	$(169)	$1,765	$(3)	$36,084	$(172)

Page-13

December 31, 2011	< 12 continuous months		> 12 continuous months		Total Securities in a loss position
(In thousands)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
Held-to-maturity
Obligations of state & political subdivisions	$17,607	$(174)	$1,775	$(26)	$19,382	$(200)
Corporate bonds	4,959	(41)	—	—	4,959	(41)
Total held to maturity	22,566	(215)	1,775	(26)	24,341	(241)
Available-for-sale
Privately issued CMOs	8,173	(205)	3,757	(134)	11,930	(339)
Total available for sale	8,173	(205)	3,757	(134)	11,930	(339)
Total temporarily impaired securities	$30,739	$(420)	$5,532	$(160)	$36,271	$(580)

Six obligations of U.S. states and political subdivisions, four corporate bonds, and three CMOs issued by GNMA in our portfolio were in a temporary loss position for less than twelve months as of September 30, 2012. These securities are deemed credit worthy after our periodic impairment analysis and are all rated above A by at least one of the major credit agencies. We monitor the financial information of the issuers of obligations of U.S. states and political subdivisions as part of our ongoing impairment analysis. In addition, securities backed by GNMA have the guarantee of the full faith and credit of the U.S. Federal Government. As a result of this impairment analysis, we concluded that these securities were not other-than-temporarily impaired at September 30, 2012.

As of September 30, 2012, there was one obligation of U.S. state and political subdivision and one privately issued CMO in our portfolio in a continuous loss position for more than twelve months. Our review of the issuer's financial information, such as the source of repayment, debt service ratio and debt-to-value ratio, indicated that it was not other-than-temporarily impaired at September 30, 2012. In addition, the obligation of U.S. state and political subdivision is rated A by Standard & Poor's.The CMO in an unrealized loss position for more than twelve consecutive months is privately issued by a financial institution with no guarantee from government sponsored agencies. It is collateralized by residential mortgages with low loan to value ratios and may be prepaid at par prior to maturity. We estimate loss projections for each security by assessing loans collateralizing the security and determining expected default rates and loss severities. Based upon our assessment of expected credit losses of the security given the performance of the underlying collateral and the credit enhancements, we concluded that the security was not other-than-temporarily impaired at September 30, 2012. In addition, the security was AAA rated by at least one major rating agency.

Securities Carried at Cost

As a member of the FHLB, we are required to maintain a minimum investment in the FHLB capital stock determined by the Board of Directors of the FHLB. The minimum investment requirements can also increase in the event we need to increase our borrowing capacity with the FHLB. Shares cannot be purchased or sold except between the FHLB and its members at its $100 per share par value. We held $6.0 million and $5.4 million of FHLB stock recorded at cost in other assets at September 30, 2012, and December 31, 2011, respectively. On October 26, 2012, FHLB declared a cash dividend for the third quarter of 2012 at an annualized dividend rate of 2.51%. Management does not believe that the FHLB stock is other-than-temporarily-impaired, as we expect to be able to redeem this stock at cost.

As a member bank of Visa U.S.A., we hold 16,939 shares of Visa Inc. Class B common stock with a carrying value of zero, which is equal to our cost basis. These shares are restricted from resale until their conversion into Class A (voting) shares upon the termination of Visa Inc.'s covered litigation escrow account. The fair value of the Class B common stock we own was $967 thousand and $732 thousand at September 30, 2012 and December 31, 2011, respectively, based on the Class A as-converted rate of 0.4254, which is subject to further reduction upon the final settlement of the covered litigation against Visa Inc. and its member banks. See Note 9 herein.

Page-14

Note 6:  Loans and Allowance for Loan Losses

Credit Quality of Loans

Outstanding loans by class and payment aging as of September 30, 2012 and December 31, 2011 are as follows:

Loan Aging Analysis by Class as of September 30, 2012 and December 31, 2011
(dollars in thousands; 2012 unaudited)	Commercial	Commercial real estate, owner-occupied	Commercial real estate, investor	Construction	Home equity	Other residential [1]	Installment and other consumer	Total
September 30, 2012
30-59 days past due	$260	$241	$—	$—	$234	$596	$197	$1,528
60-89 days past due	518	—	—	—	—	—	9	527
Greater than 90 days past due (non-accrual) [2]	6,048	1,403	3,725	5,787	881	736	652	19,232
Total past due	6,826	1,644	3,725	5,787	1,115	1,332	858	21,287
Current	164,836	189,753	434,960	37,070	93,824	52,258	19,722	992,423
Total loans [3]	$171,662	$191,397	$438,685	$42,857	$94,939	$53,590	$20,580	$1,013,710
Non-accrual loans to total loans	3.5%	0.7%	0.8%	13.5%	0.9%	1.4%	3.2%	1.9%
December 31, 2011
30-59 days past due	$371	$576	$6,060	$—	$195	$—	$7	$7,209
60-89 days past due	139	—	—	—	—	—	34	173
Greater than 90 days past due (non-accrual) [2]	2,955	2,033	741	3,014	766	1,942	519	11,970
Total past due	3,465	2,609	6,801	3,014	961	1,942	560	19,352
Current	172,325	172,096	439,624	48,943	97,082	59,560	22,172	1,011,802
Total loans [3]	$175,790	$174,705	$446,425	$51,957	$98,043	$61,502	$22,732	$1,031,154
Non-accrual loans to total loans	1.7%	1.2%	0.2%	5.8%	0.8%	3.2%	2.3%	1.2%
1 Our residential loan portfolio includes no sub-prime loans, nor is it our normal practice to underwrite loans commonly referred to as "Alt-A mortgages", the characteristics of which are loans lacking full documentation, borrowers having low FICO scores or higher loan-to-value ratios.

2 Amounts include $1.6 million and $2.5 million of Purchased Credit Impaired ("PCI") loans that have stopped accreting interest at September 30, 2012 and December 31, 2011, respectively, and exclude accreting PCI loans of $3.1 million and $3.4 million at September 30, 2012 and December 31, 2011, respectively, as their accretable yield interest recognition is independent from the underlying contractual loan delinquency status. There were no accruing loans past due more than 90 days at September 30, 2012 or December 31, 2011.

3 Amounts were net of deferred loan fees of $705 thousand and $1.6 million at September 30, 2012 and December 31, 2011, respectively. Amounts were also net of unaccreted purchase discounts on non-PCI loans of $2.2 million and $2.9 million at September 30, 2012 and December 31, 2011, respectively.

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

Commercial real estate loans are subject to underwriting standards and processes similar to commercial loans discussed above. We underwrite these loans to be repaid from cash flow and to be supported by real property collateral. Repayment of commercial real estate loans is largely dependent on the successful operation of the property securing the loan, or the business conducted on the property securing the loan. Substantially all of these loans underwritten by us meet a minimum debt coverage ratio of 120%, and we also generally require a conservative loan-to-value of 65% or less. Furthermore, substantially all of our loans are guaranteed by the owners of the properties.  Commercial real estate loans may be adversely affected by conditions in the real estate markets or in the general economy. In the event of a vacancy, strong guarantors have historically carried the loans until a replacement tenant can be found.  The owner’s

Page-15

substantial equity investment provides a strong economic incentive to continue to support the commercial real estate projects. As such, we have generally experienced a relatively low level of loss and delinquencies on a percentage basis in this portfolio.

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

Consumer loans primarily consist of home equity lines of credit, other residential (tenancy-in-common, or “TIC”) loans, and other personal loans. We originate consumer loans utilizing credit score information, debt-to-income ratio and loan-to-value ratio analysis. To monitor and manage consumer loan risk, policies and procedures are developed and modified, as needed. This activity, coupled with relatively small loan amounts that are spread across many individual borrowers, minimizes risk. Additionally, trend reports are reviewed by Management on a regular basis. Underwriting standards for home equity lines of credit include, but are not limited to, a maximum loan-to-value of 75% for homes with appraised values up to $1,250,000 (and even more conservatively for homes with values in excess of this amount), the number of such loans a borrower can have at one time, and documentation requirements. Our underwriting of the other residential loans, mostly secured by TIC units in San Francisco, was cautious compared to traditional residential mortgages due to the unique ownership structure and the interest-only feature of some of these loans.  However, these borrowers tend to have more equity in their properties, which mitigates risk. Personal loans are nearly evenly split between mobile home loans and floating home loans along with a small number of installment loans.

We use a risk rating system to evaluate asset quality, and to identify and monitor credit risk in individual loans, and ultimately in the portfolio. Definitions of loans that are risk graded “Special Mention” or worse are consistent with those used by the banking regulators.  Our internally assigned grades are as follows:

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

Page-16

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

The following table represents our analysis of loans by internally assigned grades, including the PCI loans, at September 30, 2012 and December 31, 2011:

(in thousands; 2012 unaudited)	Commercial	Commercial real estate, owner-occupied	Commercial real estate, investor	Construction	Home equity	Other residential	Installment and other consumer	Purchased credit-impaired	Total
Credit Risk Profile by Internally Assigned Grade:
September 30, 2012
Pass	$142,706	$164,269	$416,511	$28,367	$89,175	$49,030	$19,603	$2,059	$911,720
Special Mention	12,475	21,618	12,058	8,534	2,073	1,753	—	877	59,388
Substandard	15,887	3,006	8,527	5,956	3,691	2,807	977	1,751	42,602
Doubtful	—	—	—	—	—	—	—	—	—
Total loans	$171,068	$188,893	$437,096	$42,857	$94,939	$53,590	$20,580	$4,687	$1,013,710

December 31, 2011
Pass	$148,805	$146,449	$433,307	$32,272	$93,189	$54,711	$21,648	$1,541	$931,922
Special Mention	7,874	18,434	4,877	—	838	2,010	—	529	34,562
Substandard	17,897	6,609	6,617	19,492	3,677	4,420	895	3,563	63,170
Doubtful	98	—	—	193	339	361	189	320	1,500
Total loans	$174,674	$171,492	$444,801	$51,957	$98,043	$61,502	$22,732	$5,953	$1,031,154

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

The table below summarizes outstanding TDR loans by loan classes as of September 30, 2012 and December 31, 2011. The summary includes those TDRs that are on nonaccrual status and those that continue to accrue interest.

(in thousands; 2012 unaudited)	As of
Recorded investment in Troubled Debt Restructurings [1]	September 30, 2012	December 31, 2011

Commercial	$10,467	$4,969
Commercial real estate, owner-occupied	1,403	1,403
Construction	7,046	800
Home equity	917	467
Other residential	2,123	1,464
Installment and other consumer	1,551	1,552
Total	$23,507	$10,655

1 Includes $15.7 million and $6.3 million of TDR loans that were accruing interest as of September 30, 2012 and December 31, 2011, respectively.

Page-18

The tables below presents the following information for TDRs modified during the periods presented: number of contracts modified, the recorded investment in the loans prior to modification, and the recorded investment in the loans after the loans were restructured. Modifications during the nine months ended September 30, 2012 primarily involved payment extensions and forbearances, while modifications in 2011 involved interest rate concessions, maturity extensions and payment deferral, or some combination thereof. There were three commercial loans, two commercial real estate loans and one construction loan modified as troubled debt restructurings within the previous twelve months with recorded investments of $833 thousand that subsequently defaulted and were charged-off in the nine-month period ended September 30, 2012. There were no charge-offs on troubled debt restructurings during the third quarter of 2012, but we did receive recoveries on troubled debt restructurings that were previously charged-off. We are reporting these defaulted TDRs based on a payment default definition of more than 90 days past due. During the nine months ended September 30, 2011, payment defaults of more than 90 days on loans restructured during the previous twelve months were not significant and such defaults did not significantly impact our determination of the allowance for loan losses.

(dollars in thousands; unaudited)	Number of Contracts Modified	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment at period end
Troubled Debt Restructurings during the three months ended September 30, 2012:
Commercial	1	$135	$134	$133
Other residential	1	682	682	680
Installment and other consumer	1	26	26	26
Total	3	$843	$842	$839
Troubled Debt Restructurings during the three months ended June 30, 2012:
Commercial	2	$915	$939	$974
Home equity	1	372	374	374
Total	3	$1,287	$1,313	$1,348
Troubled Debt Restructurings during the three months ended September 30, 2011:
Commercial	7	$1,653	$1,601	$1,592
Commercial real estate, owner-occupied	2	1,366	1,403	1,403
Construction	1	527	527	524
Other residential	1	609	609	609
Installment and other consumer	2	381	380	380
Total	13	$4,536	$4,520	$4,508
Troubled Debt Restructurings during the nine months ended September 30, 2012:
Commercial	10	$9,456	9,375	$6,766
Construction	6	11,324	11,324	6,564
Home Equity	2	472	474	471
Other residential	1	682	682	680
Installment and other consumer	1	26	26	26
Total	20	$21,960	21,881	$14,507
Troubled Debt Restructurings during the nine months ended September 30, 2011:
Commercial	24	$5,914	$5,993	$5,089
Commercial real estate, owner-occupied	2	1,366	1,403	1,403
Construction	2	817	817	814
Other residential	2	848	848	848
Installment and other consumer	3	604	603	603
Total	33	$9,549	$9,664	$8,757

Page-19

Impaired Loan Balances and Their Related Allowance by Major Classes of Loans

The table below summarizes information on impaired loans and their related allowance:

(dollars in thousands; 2012 unaudited)	Commercial	Commercial real estate, owner-occupied	Commercial real estate, investor	Construction	Home equity	Other residential	Installment and other consumer	Total
September 30, 2012
Recorded investment in impaired loans:
With no specific allowance recorded	$4,640	$1,403	$—	$12,121	$941	$2,123	$985	$22,213
With a specific allowance recorded	6,144	464	4,356	399	590	736	1,192	13,881
Total recorded investment in impaired loans [1]	$10,784	$1,867	$4,356	$12,520	$1,531	$2,859	$2,177	$36,094
Unpaid principal balance of impaired loans:
With no specific allowance recorded	$5,930	$3,060	$—	$14,956	$1,427	$2,123	$1,027	$28,523
With a specific allowance recorded	6,581	972	6,581	585	591	736	1,192	17,238
Total unpaid principal balance of impaired loans	$12,511	$4,032	6,581	$15,541	$2,018	$2,859	$2,219	$45,761
Specific allowance	$1,322	$27	$139	$6	$311	$59	$463	$2,327
Average recorded investment in impaired loans during the quarter ended September 30, 2012	9,882	1,865	6,418	13,442	1,499	2,641	2,230	37,977
Interest income recognized on impaired loans during the quarter ended September 30, 2012	351	28	30	141	10	13	15	588
Average recorded investment in impaired loans during the nine months ended September 30, 2012	12,116	1,705	5,472	14,097	1,255	2,396	2,153	39,194
Interest income recognized on impaired loans during the nine months ended September 30, 2012	672	97	95	462	22	88	51	1,487

December 31, 2011
Recorded investment in impaired loans:
With no specific allowance recorded	$2,866	$2,195	$648	$2,395	$591	$1,464	$1,022	$11,181
With a specific allowance recorded	2,969	1,018	623	909	454	1,942	1,049	8,964
Total recorded investment in impaired loans [1]	$5,835	$3,213	1,271	$3,304	$1,045	$3,406	$2,071	$20,145
Unpaid principal balance of impaired loans:
With no specific allowance recorded	$4,730	$5,140	$648	$5,007	$1,077	$1,464	$1,064	$19,130
With a specific allowance recorded	4,598	1,862	825	1,095	544	1,942	1,049	11,915
Total recorded investment in impaired loans	$9,328	$7,002	1,473	$6,102	$1,621	$3,406	$2,113	$31,045
Specific allowance	$1,285	$169	$163	$194	$262	$408	$465	$2,946
Average recorded investment in impaired loans during the quarter ended September 30, 2011	6,121	4,229	355	3,115	1,077	267	500	15,664
Interest income recognized on impaired loans during the quarter ended September 30, 2011	14	—	—	—	2	40	5	61
Average recorded investment in impaired loans during the nine months ended September 30, 2011	3,999	1,979	120	6,083	437	185	504	13,307
Interest income recognized on impaired loans during the nine months ended September 30, 2011	62	—	—	—	10	40	14	126
 1 Total impaired loans include non-accrual loans, accruing TDR loans and accreting PCI loans that have experienced post-acquisition declines in cash flows expected to be collected.

The gross interest income that would have been recorded had non-accrual loans been current totaled $387 thousand, $227 thousand and $178 thousand in the quarters ended September 30, 2012, June 30, 2012 and September 30, 2011, respectively, and totaled $870 thousand and $575 thousand for the nine months ended September 30, 2012 and 2011, respectively. PCI loans are excluded from the foregone interest data above as their accretable yield interest recognition is independent from the underlying contractual loan delinquency status. See “Purchased Credit-Impaired Loans” below for further discussion.

Page-20

Management monitors delinquent loans continuously and identifies problem loans, generally loans graded Substandard, to be evaluated individually for impairment testing. Generally, we charge off our estimated losses related to specifically-identified impaired loans when it is deemed uncollectible. The charged-off portion of impaired loans outstanding at September 30, 2012 totaled approximately $5.9 million.  At September 30, 2012, there were $360 thousand of outstanding commitments to extend credit on impaired loans, including loans to borrowers whose terms have been modified in troubled debt restructurings.

The following table discloses loans by major portfolio category and activity in the ALLL, as well as the related ALLL disaggregated by impairment evaluation method:

Allowance for Loan Losses and Recorded Investment in Loans
(dollars in thousands; unaudited)	Commercial	Commercial real estate, owner-occupied	Commercial real estate, investor	Construction	Home equity	Other residential	Installment and other consumer	Unallocated	Total

For the three months ended Septmber 30, 2012
Allowance for loan losses:
Beginning balance	$3,886	$1,148	$3,666	$985	$1,580	$562	$1,321	$287	$13,435
Provision (reversal)	259	119	2,160	(375)	2	(39)	35	(61)	2,100
Charge-offs	(15)	—	(2,236)	(15)	(149)	—	(60)	—	(2,475)
Recoveries	78	—	—	—	—	—	1	—	79
Ending balance	$4,208	$1,267	$3,590	$595	$1,433	$523	$1,297	$226	$13,139

For the nine months ended September 30, 2012
Allowance for loan losses:
Beginning balance	$4,334	$1,305	$3,710	$1,505	$1,444	$940	$1,182	$219	$14,639
Provision (reversal)	291	138	2,294	(723)	236	(221)	178	7	2,200
Charge-offs	(865)	(181)	(2,414)	(187)	(259)	(196)	(65)	—	(4,167)
Recoveries	448	5	—	—	12	—	2	—	467
Ending balance	$4,208	$1,267	$3,590	$595	$1,433	$523	$1,297	$226	$13,139

As of September 30, 2012:
Ending ALLL related to loans collectively evaluated for impairment	$2,886	$1,240	$3,451	$589	$1,122	$464	$834	$226	$10,812
Ending ALLL related to loans individually evaluated for impairment	$1,285	$—	$23	$6	$311	$59	$463	$—	$2,147
Ending ALLL related to purchased credit-impaired loans	$37	$27	$116	$—	$—	$—	$—	$—	$180

Loans outstanding:
Collectively evaluated for impairment	$160,878	$188,893	$433,371	$30,337	$93,408	$50,731	$18,403	$—	$976,021
Individually evaluated for impairment[1]	10,190	—	3,725	12,520	1,531	2,859	2,177	—	33,002
Purchased credit-impaired	594	2,504	1,589	—	—	—	—	—	4,687
Total	$171,662	$191,397	$438,685	$42,857	$94,939	$53,590	$20,580	$—	$1,013,710
Ratio of allowance for loan losses to total loans	2.45%	0.66%	0.82%	1.39%	1.51%	0.98%	6.30%	NM	1.30%
Allowance for loan losses to non-accrual loans	70%	90%	96%	10%	163%	71%	199%	NM	68%

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

NM Not Meaningful

Activity in the allowance for loan losses for the three months and nine months ended September 30, 2011 follows:

(dollars in thousands; unaudited)	Commercial	Commercial real estate, owner-occupied	Commercial real estate, investor	Construction	Home equity	Other residential	Installment and other consumer	Unallocated	Total

For the three months ended September 30, 2011
Allowance for loan losses:
Beginning balance	$4,091	$1,130	$4,088	$1,947	$802	$706	$890	$266	$13,920
Provision (reversal)	(392)	178	297	(108)	315	244	65	(99)	500
Charge-offs	(395)	(98)	—	(250)	(288)	—	(182)	—	(1,213)
Recoveries	4	—	—	9	—	—	4	—	17
Ending balance	$3,308	$1,210	$4,385	$1,598	$829	$950	$777	$167	$13,224

For the nine months ended September 30, 2011
Allowance for loan losses:
Beginning balance	$3,114	$1,037	$4,134	$1,694	$643	$738	$835	$197	$12,392
Provision (reversal)	2,431	271	251	346	731	212	338	(30)	4,550
Charge-offs	(2,268)	(98)	—	(451)	(545)	—	(411)	—	(3,773)
Recoveries	31	—	—	9	—	—	15	—	55
Ending balance	$3,308	$1,210	$4,385	$1,598	$829	$950	$777	$167	$13,224

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

Page-23

The non-accretable difference represents the difference between the undiscounted contractual cash flows and the undiscounted expected cash flows, and also reflects the estimated credit losses in the acquired loan portfolio at the acquisition date and can fluctuate due to changes in expected cash flows during the life of the PCI loans.

The following table reflects the outstanding balance and related carrying value of PCI loans as of the acquisition date (February 18, 2011), December 31, 2011 and September 30, 2012:

	September 30, 2012		December 31, 2011		February 18, 2011
PCI Loans (dollars in thousands; 2012 unaudited)	Unpaid principal balance	Carrying value	Unpaid principal balance	Carrying value	Unpaid principal balance	Carrying value
Commercial	$2,205	$594	$3,168	$1,116	$10,860	$3,706
Commercial real estate	7,789	4,093	9,466	4,837	10,139	5,664
Total purchased credit-impaired loans	$9,994	$4,687	$12,634	$5,953	$20,999	$9,370

The activities in the accretable yield, or income expected to be earned, for PCI loans were as follows:

Accretable Yield	Three months ended			Nine months ended
(dollars in thousands, unaudited)	September 30, 2012	June 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Balance at beginning of period	$5,386	$5,625	$3,367	$5,405	$—
Additions	—	—	—	—	1,902
Removals [1]	—	—	(323)	(225)	(368)
Accretion	(231)	(478)	(412)	(1,219)	(779)
Reclassifications (to)/from nonaccretable difference [2]	20	239	1,533	1,214	3,410
Balance at end of period	$5,175	$5,386	$4,165	$5,175	$4,165

1 Represents the accretable difference that is relieved when a loan exits the PCI population due to payoff, full charge-off, or transfer to repossessed assets, etc.

2 Primarily relates to improvements in expected credit performance and changes in expected timing of cash flows.

 Pledged Loans

Our FHLB line of credit is secured under terms of a blanket collateral agreement by a pledge of certain qualifying loans with an unpaid principal balance of $569.4 million and $547.6 million at September 30, 2012 and December 31, 2011, respectively. Our FHLB line of credit totaled $321.6 million and $261.2 million at September 30, 2012 and December 31, 2011, respectively. In addition, we pledge a certain residential loan portfolio, which totaled $32.5 million and $41.2 million at September 30, 2012 and December 31, 2011, respectively, to secure our borrowing capacity with the Federal Reserve Bank (“FRB”). Also see Note 7 below.

Note 7: Borrowings

Federal Funds Purchased – We have unsecured lines of credit totaling $87.0 million with correspondent banks for overnight borrowings.  In general, interest rates on these lines approximate the Federal funds target rate. At September 30, 2012 and December 31, 2011, we had no overnight borrowings outstanding under these credit facilities.

Federal Home Loan Bank Borrowings – As of September 30, 2012 and December 31, 2011, we had lines of credit with the FHLB totaling $321.6 million and $261.2 million, respectively, based on eligible collateral of certain loans.  At September 30, 2012 and December 31, 2011, we had no FHLB overnight borrowings.

On February 5, 2008, we entered into a ten-year borrowing agreement under the same FHLB line of credit for $15.0 million at a fixed rate of 2.07%, which remained outstanding at September 30, 2012. Interest-only payments are required every three months until maturity. Although the entire principal is due on February 5, 2018, the FHLB has the unconditional right to accelerate the due date on May 5, 2012 and every three months thereafter (the “put dates”). If the FHLB exercises its right to accelerate the due date, the FHLB will offer replacement funding at the current market rate, subject to certain conditions. We must comply with the put date, but are not required to accept replacement funding.

Page-24

 On January 23, 2009, we entered into a three-year borrowing agreement under the FHLB line of credit for $20.0 million at a fixed rate of 2.29%. On January 23, 2012, the borrowing matured and was paid off.

At September 30, 2012, $306.6 million was remaining as available for borrowing from the FHLB. The FHLB overnight borrowing and the FHLB line of credit are secured by a certain loan portfolio under a blanket lien.

Federal Reserve Line of Credit – We have a line of credit with the FRB secured by a certain residential loan portfolio.  At September 30, 2012 and December 31, 2011, we had borrowing capacity under this line totaling $32.5 million and $41.2 million, respectively, and had no outstanding borrowings with the FRB.

Subordinated Debt – On September 17, 2004, we issued a 15-year, $5.0 million subordinated debenture. Interest-only payments were to paid quarterly until maturity on September 17, 2019.  The interest rate on the debenture changed quarterly at the three-month LIBOR plus 2.48%. The debenture was subordinated to the claims of depositors and our other creditors. We had the right to redeem the debenture, in whole or in part, on any interest payment date. We paid off the subordinated debenture entirely on September 17, 2012 without prepayment penalty and accelerated the unamortized debt issuance cost of $42 thousand in the third quarter of 2012.

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

Under the American Recovery and Reinvestment Act of 2009, which allows participants in the TCPP to withdraw from the program, we repurchased all 28,000 shares of outstanding preferred stock from the U.S. Treasury at $28 million plus accrued but unpaid dividends of $179 thousand on March 31, 2009. At the time of repurchase, we also accelerated the remaining accretion of the preferred stock totaling $945 thousand through retained earnings, reducing our net income available to common stockholders. The warrant was subsequently auctioned to two institutional investors in November 2011 and remains outstanding. It is adjusted for cash dividend increases to represent a right to purchase 155,320 shares of common stock at $27.04 per share as of September 30, 2012 in accordance with Section 13(c) of the Form of Warrant to Purchase Common Stock.

Dividends

Presented below is a summary of cash dividends paid to common stockholders, recorded as a reduction of retained earnings.

	Three months ended			Nine months ended
(in thousands except per share data, unaudited)	September 30, 2012	June 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Cash dividends to common stockholders	$965	910	$852	$2,784	$2,550
Cash dividends per common share	$0.18	0.17	$0.16	0.52	0.48

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

Page-25

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

The contractual amount of loan commitments and standby letters of credit not reflected on the consolidated statement of condition was $265.3 million at September 30, 2012 at rates ranging from 1.15% to 18.00%. This amount included $146.4 million under commercial lines of credit (these commitments are contingent upon customers maintaining specific credit standards), $76.9 million under revolving home equity lines, $19.2 million under undisbursed construction loans, $13.6 million under standby letters of credit, and a remaining $9.2 million under personal and other lines of credit. We have set aside an allowance for losses in the amount of $531 thousand for these commitments as of September 30, 2012, which is recorded in interest payable and other liabilities.

Operating Leases

We rent certain premises and equipment under long-term, non-cancelable operating leases expiring at various dates through the year 2024. Commitments under these leases approximate $0.7 million, $2.9 million, $2.8 million, $2.9 million and $3.0 million for 2012 (July through December), 2013, 2014, 2015, and 2016 respectively, and $15.1 million for all years thereafter.

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

Our credit exposure, if any, on interest rate swaps is limited to the favorable value (net of any collateral pledged to us) and interest payments of all swaps by each counterparty. Conversely, when an interest rate swap is in a liability position exceeding a certain threshold, we are required to post collateral to the counterparty in an amount determined by the agreements (generally when our derivative liability position is greater than $100 thousand or $1.3 million, depending upon the counterparty). Collateral levels are monitored and adjusted on a regular basis for changes in interest rate swap values. As of September 30, 2012, all of our derivative instruments are currently in a liability position totaling $5.6 million and have collateral requirements, for which we have posted cash collateral of $5.6 million.

As of September 30, 2012, we have nine interest rate swap agreements, which are scheduled to mature in September 2018, April 2019, June 2020, August 2020, June 2022, June 2031, October 2031, July 2032 and August 2037. All of our derivatives are accounted for as fair value hedges. Our interest rate swaps are settled monthly with counterparties. Accrued interest on the swaps totaled $68 thousand and $72 thousand as of September 30, 2012 and December 31, 2011, respectively. Information on our derivatives follows:

Page-27

	Liability derivatives
(in thousands; 2012 unaudited)	September 30, 2012	December 31, 2011
Fair value hedges
Interest rate contracts notional amount	$40,259	$34,161
Interest rate contracts fair value [1]	5,626	5,052
Balance sheet location	Other liabilities	Other liabilities

	Three months ended
(in thousands; unaudited)	September 30, 2012	June 30, 2012	September 30, 2011
Decrease in value of designated interest rate swaps recognized in interest income	$(217)	$(931)	$(1,724)
Payment on interest rate swaps recorded in interest income	(339)	(316)	(280)
Increase in value of hedged loans recognized in interest income	402	989	1,776
(Decrease) increase in value of yield maintenance agreement recognized against interest income	(19)	271	(75)
Net (loss) gain on derivatives recognized against interest income [2]	$(173)	$13	$(303)

	Nine months ended
(in thousands; unaudited)	September 30, 2012	September 30, 2011
Decrease in value of designated interest rate swaps recognized in interest income	$(574)	$(1,945)
Payment on interest rate swaps recorded in interest income	(973)	(765)
Increase in value of hedged loans recognized in interest income	762	1,812
Increase in value of yield maintenance agreement recognized against interest income	185	56
Net loss on derivatives recognized against interest income [2]	$(600)	$(842)

1 See Note 4 for valuation methodology.
2 Includes hedge ineffectiveness of $166 thousand, $329 thousand, and $(23) thousand for the quarters ended September 30, 2012, June 30, 2012 and September 30, 2011, respectively. Ineffectiveness of $373 thousand and $(77) thousand was recorded in interest income during the nine months ended September 30, 2012 and September 30, 2011, respectively. Changes in value of swaps were included in the assessment of hedge effectiveness.

Page-28

ITEM 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

In the following pages, Management discusses its analysis of the financial condition and results of operations for the third quarter of 2012 compared to the third quarter of 2011 and to the second quarter of 2012, as well as the nine months ended September 30, 2012 compared to the same period in 2011. This discussion should be read in conjunction with the related consolidated financial statements in this Form 10-Q and with the audited consolidated financial statements and accompanying notes included in our 2011 Annual Report on Form 10-K. Average balances, including balances used in calculating certain financial ratios, are generally comprised of average daily balances.

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

Forward-looking statements are based on Management's current expectations regarding economic, legislative, and regulatory issues that may impact our earnings in future periods. A number of factors—many of which are beyond Management’s control—could cause future results to vary materially from current Management expectations. Such factors include, but are not limited to, general economic conditions; the economic cycles in the U.S. and abroad; changes in interest rates, deposit flows, real estate values, securities market and expected future cash flows on acquired loans; competition; changes in accounting principles, policies or guidelines; changes in legislation, capital requirements or regulation; and other economic, competitive, governmental, regulatory and technological factors affecting our operations, pricing, products and services. These and other important factors are detailed in the Risk Factors section of our 2011 Form 10-K as filed with the SEC, copies of which are available from us at no charge. Forward-looking statements speak only as of the date they are made. We do not undertake to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made or to reflect the occurrence of unanticipated events.

Page-29

RESULTS OF OPERATIONS

Highlights of the financial results are presented in the following table:

	For the three months ended			For the nine months ended
(dollars in thousands, except per share data; unaudited)	September 30, 2012	June 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
For the period:
Net income	$3,224	$4,951	$4,233	$13,115	$12,181
Net income per share
Basic	$0.60	$0.93	$0.80	$2.46	$2.30
Diluted	$0.59	$0.91	$0.79	$2.41	$2.26
Return on average equity	8.76%	14.01%	12.78%	12.32%	12.74%
Return on average assets	0.89%	1.39%	1.23%	1.23%	1.24%
Common stock dividend payout ratio	29.95%	18.28%	20.00%	21.23%	20.87%
Average shareholders’ equity to average total assets	10.16%	9.96%	9.65%	9.97%	9.73%
Efficiency ratio	57.38%	53.56%	56.13%	55.25%	54.02%
Tax equivalent net interest margin	4.44%	4.94%	4.76%	4.78%	5.25%

At period end:
Book value per common share	$27.45	$26.92	$24.95
Total assets	$1,435,114	$1,407,000	$1,362,717
Total loans	$1,013,710	$1,025,194	$992,643
Total deposits	$1,258,873	$1,230,717	$1,176,525
Loan-to-deposit ratio	80.5%	83.3%	84.4%
Total risk based capital ratio - Bancorp	14.0%	13.9%	13.3%

Executive Summary

Earnings for the nine months ended September 30, 2012 were $13.1 million, up 7.7%, from $12.2 million in the same period a year ago. Diluted earnings per share for the nine-month period ended September 30, 2012 totaled $2.41, up $0.15, from $2.26 in the same period of 2011. Earnings for the quarter ended September 30, 2012 totaled $3.2 million, compared to $5.0 million in the second quarter of 2012, and $4.2 million in the third quarter of last year. Diluted earnings per share for the third quarter of 2012 were $0.59, compared to $0.91 in the prior quarter, and $0.79 in the same quarter of 2011. Third quarter earnings in 2012 reflect a loan loss provision of $2.1 million primarily related to one borrowing relationship.

The current competitive banking environment continues to be a challenge for community banks. Loan fundings in the third quarter were $31.8 million, offset by payoffs of $36.1 million, which included the prepayment of five performing real estate loans totaling $20.1 million due to the sale of properties. Total loans decreased $17.4 million, or 1.7% to $1.0 billion at September 30, 2012 when compared to December 31, 2011. We are positioned for future growth with our primary focus on business lending.

The provision for loan loss totaled $2.2 million and $4.6 million for the nine-month periods ended September 30, 2012 and 2011, respectively. We recorded a $2.1 million provision for loan losses in the third quarter of 2012 compared to $500 thousand in the same quarter a year ago. The $2.1 provision for loan losses in the third quarter of 2012 is primarily related to one commercial real estate borrowing relationship, based on an appraisal received in the third quarter. The property securing the loan is in the foreclosure process. The allowance for loan losses totaled 1.30% of loans at September 30, 2012, compared to 1.42% at December 31,2011 and 1.33% at September 30, 2011. Net charge-offs totaled $3.7 million in both the first nine months of 2012 and 2011. Net charge-offs in the third quarter of 2012 totaled $2.4 million, primarily reflecting the partial charge-off of the property discussed above.

Deposits totaled $1.3 billion at September 30, 2012 compared to $1.2 billion at December 31, 2011. Non-interest bearing deposits totaled 32.5% of total deposits at September 30, 2012.

Page-30

The total risk-based capital ratio for Bancorp grew to 14.0%, up from 13.1% at December 31, 2011, and continues to be well above industry requirements for a well-capitalized institution.

The continued low interest rate environment has resulted in net interest margin compression. Net interest income in the third quarter of 2012 totaled $14.9 million, $16.3 million last quarter and $15.2 million in the third quarter of 2011. The tax-equivalent net interest margin was 4.44% in the third quarter of 2012 compared to 4.94% in the prior quarter and 4.76% in the third quarter of last year. The tax-equivalent net interest margin was 4.78% in the nine-month period period ended September 30, 2012 compared to 5.25% in the same period of 2011. The decreases reflect 1) a decline in gains on pay-offs of purchased credit-impaired ("PCI") loans recognized in interest income; 2) a lower level of accretion on non-PCI loans; 3) rate concessions and downward repricing on existing loans; and 4) lower yields on recently boarded loans and purchased investment securities due to the low interest rate environment. These decreases are partially offset by a reduction in the cost of deposits and the pay-off of two FHLB borrowings and one subordinated debenture with higher interest rates. Going forward, we expect to see continued pressure on the margin, as the low interest rate environment is expected to continue. As the higher yielding loans repay and investment securities are called or mature, we expect them to continue to be replaced at the lower market rates. In this historically low interest rate environment, our cost of deposits totaled 18 basis points for the nine months ended September 30, 2012, which doesn't leave much room for additional downward pricing of deposits to manage pressure on the net interest margin. Nonetheless, we continue to focus on growing our loan volume, which will favorably impact our net interest margin and we expect loan fundings in the fourth quarter to exceed pay-offs based on our strong loan pipeline.

Non-interest income in the third quarter of 2012 totaled $1.8 million, unchanged from the prior quarter and up from $1.6 million in the third quarter of 2011. Non-interest income totaled $5.3 million for the first nine months of 2012 compared to $4.7 million in the same period of 2011. The quarterly and year-to-date increases from the prior year primarily reflect higher service charges on deposit accounts, income from Wealth Management and Trust Services, and debit card interchange fees.

Non-interest expense totaled $9.6 million in the third quarter of 2012, $9.7 million in the prior quarter and $9.4 million in the third quarter of 2011. Non-interest expense totaled $29.1 million for the nine months ended September 30, 2012 compared to $28.5 million in the same period of 2011. The 2.0% increase in the first nine months of 2012 compared to the same period a year ago primarily reflects higher personnel costs associated with merit increases, and to a lesser extent, new hires in the lending and deposit services areas, partially offset by lower acquisition-related expenses and lower data processing expenses due to a re-negotiated contract.

We reported a provision for income taxes of $1.8 million, $3.3 million and $2.6 million for the quarters ended September 30, 2012, June 30, 2012 and September 30, 2011, respectively. The decreases in the provision for income taxes and the effective tax rate from the prior quarter and the same period a year ago is primarily due to the lower level of pre-tax income in the third quarter of 2012.

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

Our method for assessing the appropriateness of the allowance includes specific allowances for identified problem loans, an allowance factor for categories of credits, and allowances for changing environmental factors (e.g., portfolio trends, concentration of credit, growth and economic factors). Allowances for identified problem loans are based on specific analysis of individual credits. Loss estimation factors for loan categories are based on analysis of local economic factors applicable to each loan category, including consideration of our charge-off history. Allowances for changing environmental factors are Management's best estimate of the probable impact on the loan portfolio as a whole.

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

Page-33

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

We recognize the financial statement effect of a tax position when it is more likely than not, based on the technical merits and all available evidence, that the position will be sustained upon examination, including the resolution through protests, appeals or litigation processes. For tax positions that meet the more-likely-than-not threshold, we measure the largest amount of tax benefit that is greater than fifty percent likely of being realized upon ultimate settlement with the taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described previously is recognized as a liability for unrecognized tax benefits, along with any related interest and penalties. Interest and penalties related to unrecognized tax benefits are recognized as a component of tax expenses.

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

Page-34

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

Page-35

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

Average Statements of Condition and Analysis of Net Interest Income

	Three months ended				Three months ended			Three months ended
	September 30, 2012				June 30, 2012			September 30, 2011
		Interest				Interest			Interest
	Average	Income/	Yield/		Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands; unaudited)	Balance	Expense	Rate		Balance	Expense	Rate	Balance	Expense	Rate
Assets
Interest-bearing due from banks [1]	$84,539	$42	0.19%		$70,003	$56	0.32%	$94,153	$56	0.23%
Investment securities [2,3]	241,461	1,578	2.61%		230,609	1,750	3.04%	195,576	1,753	3.59%
Loans [1,3,4]	1,014,708	14,265	5.50%		1,028,761	15,466	5.95%	982,165	15,676	6.25%
Total interest-earning assets [1]	1,340,708	15,885	4.64%		1,329,373	17,272	5.14%	1,271,894	17,485	5.38%
Cash and non-interest-bearing due from banks	55,727				53,269			46,799
Bank premises and equipment, net	9,042				9,136			9,484
Interest receivable and other assets, net	36,474				35,813			32,825
Total assets	$1,441,951				$1,427,591			$1,361,002
Liabilities and Stockholders' Equity
Interest-bearing transaction accounts	$159,721	$48	0.12%		$147,463	$45	0.12%	$129,862	$35	0.11%
Savings accounts	91,020	26	0.11%		85,118	24	0.11%	72,288	21	0.12%
Money market accounts	435,110	181	0.17%		431,625	180	0.17%	413,186	326	0.31%
CDARS® time accounts	29,519	19	0.25%		28,045	21	0.30%	32,139	50	0.62%
Other time accounts	143,668	254	0.70%		142,189	269	0.76%	150,199	305	0.81%
FHLB fixed-rate advances	15,000	79	2.07%		15,000	78	2.07%	52,391	1,232	9.33%
Subordinated debenture [1]	4,239	74	6.83%	[6]	5,000	39	3.09%	5,000	36	2.82%
Total interest-bearing liabilities	878,277	681	0.31%		854,440	656	0.31%	855,065	2,005	0.93%
Demand accounts	404,677				417,354			364,502
Interest payable and other liabilities	12,548				13,646			10,035
Stockholders' equity	146,449				142,151			131,400
Total liabilities & stockholders' equity	$1,441,951				$1,427,591			$1,361,002
Tax-equivalent net interest income/margin [1]		$15,204	4.44%			$16,616	4.94%		$15,480	4.76%
Reported net interest income/margin [1]		$14,917	4.35%			$16,281	4.85%		$15,220	4.68%
Tax-equivalent net interest rate spread			4.33%				4.83%			4.45%

Page-36

	Nine months ended				Nine months ended
	September 30, 2012				September 30, 2011
		Interest				Interest
	Average	Income/	Yield/		Average	Income/	Yield/
(Dollars in thousands; unaudited)	Balance	Expense	Rate		Balance	Expense	Rate
Assets
Interest-bearing due from banks [1]	$80,562	$148	0.24%		$81,609	$152	0.25%
Federal funds sold	—	—	—%		86	—	0.01%
Investment securities [2,3]	223,503	5,050	3.01%		169,180	4,434	3.49%
Loans [1,3,4]	1,023,980	45,203	5.80%		975,548	48,621	6.57%
Total interest-earning assets [1]	1,328,045	50,401	4.99%		1,226,423	53,207	5.72%
Cash and non-interest-bearing due from banks	53,676				44,684
Bank premises and equipment, net	9,187				8,977
Interest receivable and other assets, net	35,701				34,136
Total assets	$1,426,609				1,314,220
Liabilities and Stockholders' Equity
Interest-bearing transaction accounts	$150,150	$137	0.12%		$123,436	$121	0.13%
Savings accounts	85,011	72	0.11%		67,963	75	0.15%
Money market accounts	434,359	544	0.17%		396,626	1,004	0.34%
CDARS® time accounts	32,541	72	0.29%		39,402	192	0.65%
Other time accounts	145,023	827	0.76%		151,612	978	0.86%
FHLB fixed-rate advances	16,606	265	2.10%		54,683	1,868	4.57%	[5]
Subordinated debenture [1]	4,745	152	4.21%	[6]	5,000	109	2.87%
Total interest-bearing liabilities	868,435	2,069	0.32%		838,722	4,347	0.69%
Demand accounts	402,276				334,747
Interest payable and other liabilities	13,665				12,904
Stockholders' equity	142,233				127,847
Total liabilities & stockholders' equity	$1,426,609				$1,314,220
Tax-equivalent net interest income/margin [1]		48,332	4.78%			48,860	5.25%
Reported net interest income/margin [1]		47,399	4.69%			48,101	5.17%
Tax-equivalent net interest rate spread			4.67%				5.03%

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

[5] Amount includes a $924 thousand prepayment penalty in 2011 discussed in Note 8 of the consolidated financial statements of the 2011 Annual Report.
[6] Amount includes $42 thousand accelerated amortization of debt issuance costs in the third quarter of 2012 as discussed in Note 7 of this Form 10-Q.

Third Quarter of 2012 Compared to Second Quarter of 2012

The tax-equivalent net interest margin was 4.44% in the third quarter of 2012, compared to 4.94% in the prior quarter.  The decrease of fifty basis points was primarily due to lower yields on the loan and investment portfolios, discussed below, as well as a slight shift in the relative composition of interest-earning assets from higher-yielding loans to lower-yielding due from banks and investment securities. The net interest spread decreased fifty basis points over the same period for the same reasons.

The average yield on interest-earning assets decreased fifty basis points in the third quarter of 2012 compared to the second quarter of 2012. The yield on the loan portfolio decreased forty-five basis points primarily due to rate concessions, a lower level of accretion on purchased loans, and the downward repricing on both existing and new loans. The loan portfolio as a percentage of average interest earning assets, decreased to 75.7% at September 30,

Page-37

2012, from 77.4% at June 30, 2012. The overall yield on total investment securities decreased forty-three basis points, primarily due to lower yields on recently purchased securities in this low interest rate environment, as well as the accelerated amortization of purchase premiums on municipal obligations that were called in the current quarter.

Market interest rates are, in part, based on the target Federal funds interest rate (the interest rate banks charge each other for short-term borrowings) implemented by the Federal Reserve Open Market Committee. In December of 2008, the target interest rate reached a historic low with a range of 0% to 0.25% where it remains as of September 30, 2012. Other monetary policy measures taken by the Federal Reserve, including quantitative easing, also impact the interest rate environment. In September of 2012, the Federal Reserve announced a third round of quantitative easing, which is expected to exert further downward pricing pressure on our interest-earning assets as interest rates remain low.

The following table analyzes the change in net interest income due to: 1) Volume-changes caused by increases or decreases in the average asset and liability balances; and 2) Yield/Rate-changes in average yields on earning assets and average rates on interest-bearing liabilities.
Analysis of Changes in Net Interest Income due to Changes in Volume and Rate

	Three months ended September 30, 2012 compared to three months ended June 30, 2012				Three months ended September 30, 2012 compared to three months ended September 30, 2011
(Dollars in thousands; unaudited)	Volume	Yield/Rate		Total [1]	Volume	Yield/Rate		Total [1]
Assets
Interest-bearing due from banks	$7	$(21)		$(14)	$(5)	$(9)		$(14)
Investment securities [2]	71	(243)		(172)	300	(475)		(175)
Loans [2]	(173)	(1,028)		(1,201)	457	(1,868)		(1,411)
Total interest-earning assets	(95)	(1,292)		(1,387)	752	(2,352)		(1,600)
Liabilities and Stockholders' Equity
Interest-bearing transaction accounts	$3	$—		$3	$9	$4		$13
Savings accounts	2	—		2	5	—		5
Money market accounts	1	—		1	9	(154)		(145)
CDARS® time accounts	1	(3)		(2)	(2)	(29)		(31)
Other time accounts	2	(17)		(15)	(12)	(39)		(51)
FHLB fixed-rate advances	—	—		1	(195)	(958)	[3]	(1,153)
Subordinated debenture	(13)	48	[4]	35	(13)	51		38
Total interest-bearing liabilities	(4)	28		25	(199)	(1,125)		(1,324)

	Nine months ended September 30, 2012 compared to nine months ended September 30, 2011
(Dollars in thousands; unaudited)	Volume	Yield/Rate		Total [1]
Assets
Interest-bearing due from banks	$(2)	$(2)		$(4)
Investment securities [2]	1,227	(611)		616
Loans [2]	2,032	(5,450)		(3,418)
Total interest-earning assets	3,257	(6,063)		(2,806)
Liabilities and Stockholders' Equity
Interest-bearing transaction accounts	$25	$(9)		$16
Savings accounts	15	(18)		(3)
Money market accounts	47	(507)		(460)
CDARS® time accounts	(15)	(105)		(120)
Other time accounts	(37)	(114)		(151)
FHLB fixed-rate advances	(596)	(1,007)	[3]	(1,603)
Subordinated debenture	(8)	51	[4]	43
Total interest-bearing liabilities	(569)	(1,709)		(2,278)

[1] The changes for each category of interest income and expense are divided between the portion of change attributable to the variance in volume and the portion of change attributable to the variance in rate for that category. The unallocated change in rate or volume variance, usually due to the difference in the number of days during the period, has been allocated between the rate and volume variances on a pro rata basis.

[2] Yields and interest income on tax-exempt securities and loans are presented on a taxable-equivalent basis using the Federal statutory rate of 35 percent.
[3] Amount includes a $924 thousand prepayment penalty in 2011 discussed in Note 8 of the consolidated financial statements of the 2011 Annual Report.
[4] Amount includes $42 thousand accelerated amortization of debt issuance costs in the third quarter of 2012 as discussed in Note 7 of this Form 10-Q.

Page-38

Third Quarter of 2012 Compared to Third Quarter of 2011

The tax-equivalent net interest margin was 4.44% in the third quarter of 2012, compared to 4.76% in the same quarter last year.  The decrease of thirty-two basis points was primarily due to a lower yield on both loans and investment securities, partially offset by the reduction in the costs related to: 1) the early prepayment of FHLB borrowings 2) the maturity of FHLB borrowings and 3) lower offered rates on deposits. In addition, the higher volume of loans and investment securities partially offset the overall decrease in the margin. The net interest spread decreased twelve basis points over the same period for the same reasons.

The average yield on interest-earning assets decreased seventy-four basis points in the third quarter of 2012 compared to the third quarter of 2011. The yield on the loan portfolio decreased seventy-five basis points, primarily due to a lower level of accretion and gains on payoffs of purchased loans, the downward repricing on both existing and new loans, and rate concessions. The loan portfolio as a percentage of average interest-earning assets, remains consistent at 77% when compared to the third quarter of 2011. The yield on total investment securities decreased, primarily due to lower yields on recently purchased securities, as well as a change in the prepayment speeds that accelerated the amortization of purchase premiums on securities in the current quarter. Total average interest-earning assets increased $68.8 million, or 5.4%, in the third quarter of 2012, compared to the third quarter of 2011.

The rate on interest-bearing liabilities decreased sixty-two basis points in the third quarter of 2012 compared to the same period a year ago, as the prior year included a $924 thousand prepayment penalty on a FHLB advance in September 2011. Furthermore, another higher-costing FHLB advance matured in January 2012 and offered rates on our money market accounts and time deposits declined.

Nine Months 2012 Compared to Nine Months 2011

The tax-equivalent net interest margin decreased to 4.78% in the first nine months of 2012, from 5.25% in the first nine months of 2011. The decrease of forty-seven basis points was primarily due to a lower yield on loans, partially offset by the reduction in the cost of interest-bearing liabilities. The net interest spread decreased thirty-six basis points compared to the first nine months of 2011 for the same reasons.

The average yield on interest-earning assets decreased seventy-three basis points in the first nine months of 2012 compared to the first nine months of 2011. The yield on the loan portfolio decreased seventy-seven basis points, primarily due to a lower level of accretion and gains on payoffs on purchased loans, the downward repricing and rate concessions on existing loans, as well as new loans boarded at lower rates. The loan portfolio as a percentage of average interest-earning assets, decreased to 77.1% for the nine-month period ended September 30, 2012, from 79.5% for the nine-month period ended September 30, 2011. The yield on total investment securities decreased forty-eight basis points, primarily due to lower yields on recently purchased securities, as wells as a change in the prepayment speeds that accelerated the amortization of purchase premiums on securities. Total average interest-earning assets increased $101.6 million, or 8.3%, in the nine-month period ended September 30, 2012 compared to the same period last year.

The rate on interest-bearing liabilities decreased thirty-seven basis points in the nine-month period ended September 30, 2012 compared to the same period a year ago, primarily due to the absence of the 2011 $924 thousand prepayment penalty, the maturity and early payoff of two higher-costing FHLB borrowings, and lower offered rates on money market accounts and time deposits.

Page-39

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

The provision for loan losses totaled $2.1 million in the third quarter of 2012, compared to $100 thousand in the prior quarter and $500 thousand from the same quarter a year ago. The loan loss provision totaled $2.2 million and $4.6 million for the nine-month periods ended September 30, 2012 and 2011, respectively. The $2.1 million provision for loan losses in the third quarter of 2012 is primarily related to one commercial real estate borrowing relationship, based on an appraisal received in the third quarter, which resulted in a $2.0 million charge-off in the period. Foreclosure on the property securing the loan is in process.

The allowance for loan losses totaled 1.30% of loans at September 30, 2012, compared to 1.31% at June 30, 2012 and 1.42% at December 31, 2011. The decrease from December 31, 2011 primarily relates to $1.3 million of specific reserves on impaired loans at December 31, 2011 that were deemed uncollectible and charged-off during the first half of 2012. The newly identified impaired loans are generally adequately secured and have not required significant specific reserves.

Non-accrual loans increased by $7.3 million from December 31, 2011, primarily relating to the addition of the commercial real estate loan that has been written down to the collateral value of $3.7 million as noted above, a construction loan of $3.0 million that is expected to be paid off before the end of 2012 and a commercial loan of $4.2 million that is expected to be paid down gradually as the borrower liquidates the collateral in an orderly fashion. As a result, the ratio of allowance for loan losses to non-accrual loans decreased from 122.3% at December 31, 2011 to 68.3% at September 30, 2012.

Impaired loan balances totaled $36.1 million, $40.7 million, and $20.1 million, at September 30, 2012, June 30, 2012 and December 31, 2011, respectively, with a specific valuation allowance of $2.3 million, $2.0 million, and $2.9 million, respectively. The increase in impaired loan balances from December 31, 2011 is primarily due to the newly added performing TDR loans related to one borrowing relationship which are considered to be adequately-collateralized, and the increase in non-accrual loans noted above.

Net charge-offs in the third quarter of 2012 totaled $2.4 million, compared to $187 thousand in the prior quarter and $1.2 million in the third quarter of 2011. The percentage of net charge-offs to average loans was 0.24% in the third quarter of 2012, compared to 0.02% in the second quarter of 2012, and 0.12% in the third quarter of 2011. Net charge-offs in the first nine-months of 2012 and 2011 both totaled $3.7 million. Net charge-offs in the third quarter of 2012 are primarily related to one commercial real estate borrowing relationship, discussed above.

Page-40

Non-interest Income

The table below details the components of non-interest income.

				September 30, 2012		September 30, 2012
				compared to		compared to
				June 30, 2012		September 30, 2011
	Three months ended			Amount	Percent	Amount	Percent
(dollars in thousands; unaudited)	September 30, 2012	June 30, 2012	September 30, 2011	Increase (Decrease)	Increase (Decrease)	Increase (Decrease)	Increase (Decrease)
Service charges on deposit accounts	$528	$549	$478	$(21)	(3.8)%	$50	10.5%
Wealth Management and Trust Services	507	488	486	19	3.9%	21	4.3%
Debit card interchange fees	261	259	221	2	0.8%	40	18.1%
Merchant interchange fees	183	186	58	(3)	(1.6)%	125	215.5%
Earnings on Bank-owned life insurance	192	192	194	—	—%	(2)	(1.0)%
Other income	130	126	128	4	3.2%	2	1.6%
Total non-interest income	$1,801	$1,800	$1,565	$1	0.1%	$236	15.1%

	Nine months ended		Amount	Percent
(dollars in thousands; unaudited)	September 30, 2012	September 30, 2011	Increase (Decrease)	Increase (Decrease)
Service charges on deposit accounts	$1,601	$1,389	$212	15.3%
Wealth Management and Trust Services	1,451	1,389	62	4.5%
Debit card interchange fees	754	612	142	23.2%
Merchant interchange fees	562	323	239	74.0%
Earnings on Bank-owned life insurance	572	556	16	2.9%
Other income	356	476	(120)	(25.2)%
Total non-interest income	$5,296	$4,745	$551	11.6%

Page-41

Third quarter 2012 service charges on deposit accounts decreased when compared to the prior quarter, primarily due to less overdraft fees. The increase when compared to the same quarter a year ago is primarily due to a decrease in the earnings rate credit in the second quarter of 2012, as well as a higher number of deposit accounts. Service charges on deposit accounts increased $212 thousand in the nine months ended September 30, 2012 when compared to the same period last year, mainly due to higher business analysis fee income, and a decrease in the earnings rate credit effective early in 2012.

The increase in Wealth Management and Trust Services income, when compared to last quarter and the same quarter a year ago is due to the acquisition of new assets and market value appreciation of existing assets under management. Wealth Management and Trust Services income increased in the nine months ended September 30, 2012 compared to the same period last year for the same reasons. Assets under management totaled approximately $292.7 million at September 30, 2012, $279.1 million at June 30, 2012 and $243.3 million at September 30, 2011, respectively.

Debit card interchange fees in the third quarter of 2012 remained relatively unchanged when compared to the prior quarter. The increase when compared to the same quarter in 2011 is primarily attributable to a steady increase in the volume of debit card usage. Debit card interchange fees also increased in the nine months ended September 30, 2012 when compared to the same period last year for the same reason. In June 2011, the Federal Reserve finalized a new regulation to restrict interchange fees charged for debit card transactions by banks with more than $10 billion in assets. Although we are exempt under the new rule, market pricing of the interchange fees may drive these revenues down.  The effect on market pricing, if any, may take time to realize. Therefore, we cannot quantify the ultimate impact of this rule on such interchange fees.

Merchant interchange fees remained relatively unchanged in the third quarter of 2012 when compared to the prior quarter. The increase in merchant interchange fees for the third quarter and first nine months of 2012 when compared to the same periods in 2011 is due to a change in 2012, whereby merchant interchange-related expenses are recorded in other expense rather than net of fees. When adjusting for this reclassification, merchant interchange fees remained consistent period-over-period.

Bank-owned life insurance (“BOLI”) income remained unchanged when compared to the prior quarter and the same quarter a year ago. The increase in BOLI income in the first nine months of 2012 compared to the first nine months of 2011 is primarily due to additional income earned on $2.5 million in new policies purchased in late March 2011 and $364 thousand purchased in February 2012.

Other income remained relatively unchanged for the three months ended September 30, 2012 when compared to the previous quarter and the same quarter a year ago. Other income decreased in the nine months ended September 30, 2012 when compared to the same period last year, mainly due to the pre-tax bargain purchase gain of $147 thousand from the Acquisition recorded in March 2011.

Page-42

Non-interest Expense

The table below details the components of non-interest expense.

				September 30, 2012		September 30, 2012
				compared to		compared to
				June 30, 2012		September 30, 2011
	Three months ended			Amount	Percent	Amount	Percent
(dollars in thousands; unaudited)	September 30, 2012	June 30, 2012	September 30, 2011	Increase (Decrease)	Increase (Decrease)	Increase (Decrease)	Increase (Decrease)
Salaries and related benefits	$5,211	$5,314	$5,320	$(103)	(1.9)%	$(109)	(2.0)%
Occupancy and equipment	1,089	1,056	1,021	33	3.1%	68	6.7%
Depreciation and amortization	339	341	329	(2)	(0.6)%	10	3.0%
Federal Deposit Insurance Corporation	221	218	189	3	1.4%	32	16.9%
Data processing	596	660	642	(64)	(9.7)%	(46)	(7.2)%
Professional services	519	516	465	3	0.6%	54	11.6%
Other non-interest expense
Advertising	127	129	161	(2)	(1.6)%	(34)	(21.1)%
Other expense	1,490	1,451	1,294	39	2.7%	196	15.1%
Total other non-interest expense	1,617	1,580	1,455	37	2.3%	162	11.1%
Total non-interest expense	$9,592	$9,685	$9,421	$(93)	(1.0)%	$171	1.8%

	Nine months ended		Amount	Percent
(dollars in thousands; unaudited)	September 30, 2012	September 30, 2011	Increase (Decrease)	Increase (Decrease)
Salaries and related benefits	$16,129	$15,469	$660	4.3%
Occupancy and equipment	3,132	3,021	111	3.7%
Depreciation and amortization	1,021	951	70	7.4%
Federal Deposit Insurance Corporation	672	790	(118)	(14.9)%
Data processing	1,862	2,133	(271)	(12.7)%
Professional services	1,620	1,938	(318)	(16.4)%
Other non-interest expense
Advertising	371	347	24	6.9%
Other expense	4,305	3,900	405	10.4%
Total other non-interest expense	4,676	4,247	429	10.1%
Total non-interest expense	29,112	28,549	563	2.0%

Page-43

Salary and benefit expenses decreased when comparing the third quarter of 2012 to the second quarter of 2012, mainly due to a lower contribution to the Employee Stock Ownership Plan ("ESOP") as contribution timing varies within the year. Salaries and benefits also decreased in the third quarter of 2012 when compared to the third quarter of 2011 due to lower contribution to the ESOP and lower incentive bonuses, partially offset by an increase in salaries due to annual merit increases. The increases in salaries and benefit expenses in the nine-month period ended September 30, 2012 when compared to the equivalent period in the prior year primarily reflected higher personnel costs associated with merit increases and higher incentive bonuses, as well as fewer capitalized and deferred loan boarding costs.

Occupancy and equipment expenses increased slightly when compared to the prior quarter. The increase when compared to the same quarter a year ago is primarily due to higher expenses related to the relocation of our San Francisco and Tiburon branches and the expansion of our headquarter office.   The increase in occupancy and equipment expenses when comparing the nine months ended September 30, 2012 to the same period in 2011 is primarily due to higher rent and common area maintenance expenses in our headquarter office, as well as our new location in San Francisco and new branch in Sonoma.

Depreciation and amortization expenses remained relatively unchanged compared to the prior quarter and the same quarter a year ago. The increase in depreciation and amortization expenses for the nine months ended September 30, 2012 compared to the equivalent periods in the prior year is mainly due to the addition of the Sonoma branch in late 2011.

FDIC insurance expenses remained relatively unchanged compared to the prior quarter. The increase from the same quarter a year ago is primarily due to an increase in our assessment base. The decrease in FDIC insurance in the first nine months of 2012 compared to the first nine months of 2011 primarily reflects the revision to the FDIC insurance assessment base. In February 2011, as required by the Dodd-Frank Act, the FDIC approved a rule that changes the FDIC insurance assessment base from adjusted domestic deposits to a bank’s average consolidated total assets minus average tangible equity, defined as Tier 1 capital. While the new rule expanded the assessment base, it lowered assessment rates to between 2.5 and 9 basis points on the broader base for banks in the lowest risk category. The change was effective for the second quarter of 2011. Since we have a solid core deposit base and do not rely heavily on borrowings and brokered deposits, the benefit of the lower assessment rate significantly outweighed the effect of a wider assessment base.

The decrease in data processing expenses when compared to the previous quarter primarily reflects the re-negotiation and execution of a new contract with our current data processing vendor that resulted in a reduction of our ongoing data processing expenses effective July 1, 2012. The decreases in data processing in the third quarter and the first nine months of 2012 from the same periods a year ago primarily reflect lower expenses resulting from our re-negotiated contract as well as the reduction in expenses associated with the Acquisition in 2011.

Professional service expenses remained relatively unchanged when compared to the prior quarter. The increase in professional service expenses in the third quarter of 2012 compared to the third quarter of 2011 is mainly due to an increase in internal audit fees and legal fees.  The decrease in the first nine months of 2012 from the same period a year ago is due to professional and legal costs associated with the Acquisition in 2011.

The fluctuations in advertising expenses in the third quarter and the first nine months of 2012 from the same periods a year ago are primarily due to the timing of our various bank advertising programs.

Other expenses in the third quarter of 2012 remained consistent when compared to the prior quarter. The increase when comparing to the same the quarter a year ago is primarily due to increases in merchant interchange-related expenses due to the reclassification to expense from income as discussed in the Non-Interest Income section above, as well as increases in miscellaneous expenses. The increase in other expenses for the nine months ended September 30, 2012 compared to the equivalent period in the prior year reflected the merchant interchange-related reclassification mentioned in Non-Interest Income above, as well as higher expenses relating to recruitment and higher staff relations expenses. The increases were partially offset by the 2011 write-off of certain facility and network fixed assets purchased from the FDIC related to the Acquisition settlement that did not recur in 2012.

Page-44

Provision for Income Taxes

The provision for income taxes for the third quarter of 2012 is $1.8 million at an effective tax rate of 35.9%, compared to $3.3 million at an effective tax rate of 40.3% in the previous quarter and $2.6 million at an effective tax rate of 38.3% in the same quarter last year. The decreases in both the provision for income taxes and the effective tax rate from the prior quarter and the same quarter a year ago is primarily due to a lower level of pre-tax income in the third quarter of 2012. The provision for income taxes for the first nine months of 2012 is $8.3 million at an effective tax rate of 38.7%, compared to $7.6 million an an effective tax rate of 38.3% for the first nine months of 2011. These provisions reflect accruals for taxes at the applicable rates for federal income tax and California franchise tax based upon reported pre-tax income, and adjusted for the effects of all permanent differences between income for tax and financial reporting purposes (such as earnings on qualified municipal securities, BOLI and certain tax-exempt loans). Therefore, there are normal fluctuations in the effective rate from period to period based on the relationship of net permanent differences to income before tax.

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

The California Franchise Tax Board ("FTB") is currently examining our 2009 and 2010 corporation income tax returns. At the time of the issuance of this Form 10-Q, we have not received the final notice of proposed adjustments. Based on the communications with the FTB, we do no anticipate any tax adjustments in connection with the examination except for the enterprise zone net interest deduction. Although timing of the resolution or closure of the examination is uncertain, we do not believe that the amount of unrecognized tax benefits will materially change in the next 12 months and we do not believe that the outcome of unresolved issues is likely to be material to our financial condition, cash flows or results of operations.

Page-45

FINANCIAL CONDITION

Summary

During the first nine months of 2012, total assets increased $41.9 million, or 3.0%, to $1.4 billion.  This increase in assets primarily reflects an increase in investment securities of $46.5 million, cash and cash equivalents of $11.7 million, partially offset by a decrease in net loans of $15.9 million. While we had a relatively strong level of loan originations this year, it was more than offset by early pay-offs and refinancing, in line with current market pressure and strong competition for quality loans, as well as maturities. The following table presents the composition of our loans outstanding by class:

Loans Outstanding (Dollars in thousands; September 30, 2012 unaudited)	September 30, 2012	December 31, 2011
Commercial loans	$171,662	$175,790
Real estate
Commercial owner-occupied	191,397	174,705
Commercial investor	438,685	446,425
Construction	42,857	51,957
Home equity	94,939	98,043
Other residential [1]	53,590	61,502
Installment and other consumer loans	20,580	22,732
Total loans	1,013,710	1,031,154
Allowance for loan losses	(13,139)	(14,639)
Total net loans	$1,000,571	$1,016,515

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

As of September 30, 2012, impaired loans totaled $36.1 million (including TDRs of $23.5 million), compared to $20.1 million (including TDRs of $10.7 million) at December 31, 2011. Non-performing loans totaled $19.2 million or 1.90% of Bancorp's loan portfolio at September 30, 2012, compared to $12.0 million, or 1.16%, at December 31, 2011. The increase in non-performing loans is primarily related to a construction loan of $3.0 million that is expected to be paid off before year end and a real estate secured commercial loan of $4.2 million that is expected to be paid down gradually as the borrower liquidates the collateral in an orderly fashion. Accruing loans past due 30 to 89 days decreased from $7.4 million at December 31, 2011 to $2.1 million at September 30, 2012.

Our investment securities portfolio increased $46.5 million in the first nine months of 2012, primarily due to purchases of $96.3 million of securities, partially offset by $48.9 million of pay-downs, maturities, calls, and sales. Investment securities in our portfolio that may be backed by mortgages having sub-prime or Alt-A features (certain privately issued CMOs) represent 4.0% of our total investment portfolio at September 30, 2012, compared to 5.8% at December 31, 2011.

At September 30, 2012, other assets included BOLI of $22.5 million, compared to $21.6 million at December 31, 2011. Other assets also include net deferred tax assets of $6.0 million and $7.0 million at September 30, 2012 and December 31, 2011, respectively. These deferred tax assets consist primarily of tax benefits expected to be realized in future periods related to temporary differences for the allowance for loan losses, deferred compensation, state tax and deferred rent. Management believes these assets to be realizable due to our consistent record of earnings and the expectation that earnings will continue at a level adequate to realize such benefits.

During the first nine months of 2012, total liabilities increased $30.0 million, primarily due to an increase in deposits of $55.9 million, partially offset by the payoffs of the $20 million FHLB advance and the $5 million subordinated debenture. The higher level of deposits reflects growth in our core markets and growth in most deposit categories, except for time deposits (including CDARS®) and money market, which decreased $21.6 million and $11.6 million, respectively. Demand deposits comprised 32.5% of total deposits at September 30, 2012, compared to 29.9% at

Page-46

December 31, 2011. We believe the increase in non-interest bearing deposits is also partly due to customers seeking safety as all non-interest bearing transaction accounts are fully insured by the FDIC as part of the Transaction Account Guarantee Program ("TAG").

Stockholders’ equity increased $11.8 million to $147.3 million during the first nine months of 2012. The increase in stockholders’ equity primarily reflects the net income accumulated during the period, partially offset by cash dividends to shareholders.

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

In December 2010, the Basel Committee on Bank Supervision finalized a set of international guidelines for determining regulatory capital known as “Basel III.” These guidelines were developed to address many of the weaknesses in the banking industry that contributed to the past financial crisis, including excessive leverage, inadequate and low quality capital and insufficient liquidity buffers. The guidelines, among other things, increase minimum capital requirements of bank holding companies, including increasing the Tier 1 capital to risk-weighted assets ratio to 6%, introducing a new requirement to maintain a minimum ratio of common equity Tier 1 capital to risk-weighted assets of 4.5% initially and when fully phased in, a possible capital conservation buffer of an additional 2.5% of risk weighted assets. The U.S. regulatory bodies have issued a set of proposed rules to implement Basel III and the comment period on such proposed rules was extended to October 22, 2012. Additionally, a bipartisan letter has been sent to U.S. regulatory bodies signed by a majority of members of the U.S. Senate urging regulators to consider the impact that Basell III capital standards would have on "community banks" and the difference between community banks and large, complex financial institutions. We continue to monitor the development of the proposed rules and their potential impact. We have modeled our ratios under the proposed rules and we do not expect that we would be required to hold a significantly larger amount of capital than we currently hold.

The Bank’s and Bancorp’s capital adequacy ratios as of September 30, 2012 and December 31, 2011 are presented in the following tables. Our capital ratios continued to increase in 2012 due to the accumulation of undistributed earnings and the lack of loan growth. In September 2012, the Bank redeemed a $5 million subordinated debenture that carried a higher cost than our other funding sources and that did not count towards Tier 1 capital under the existing capital requirements and the Basel III standards.

Page-47

Capital Ratios for Bancorp (in thousands; September 30, 2012 unaudited)	Actual Ratio		Ratio to Capital Adequacy Purposes
As of September 30, 2012	Amount	Ratio	Amount	Ratio
Total Capital (to risk-weighted assets)	$158,961	14.00%	≥$90,803	≥ 8.0%
Tier 1 Capital (to risk-weighted assets)	$145,291	12.80%	≥$45,402	≥ 4.0%
Tier 1 Capital (to average assets)	$145,291	10.10%	≥$57,545	≥ 4.0%

As of December 31, 2011
Total Capital (to risk-weighted assets)	$153,557	13.13%	≥$93,552	≥ 8.0%
Tier 1 Capital (to risk-weighted assets)	$133,953	11.45%	≥$46,776	≥ 4.0%
Tier 1 Capital (to average assets)	$133,953	9.53%	≥$56,206	≥ 4.0%

Capital Ratios for the Bank	Actual Ratio		Ratio for Capital Adequacy Purposes		Ratio to be Well Capitalized under Prompt Corrective Action Provisions
(in thousands; September 30, 2012 unaudited)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk-weighted assets)	$156,555	13.79%	≥$90,799	≥ 8.0%	≥$113,499	≥ 10.0%
Tier 1 Capital (to risk-weighted assets)	$142,886	12.59%	≥$45,400	≥ 4.0%	≥$68,099	≥ 6.0%
Tier 1 Capital (to average assets)	$142,886	9.93%	≥$57,542	≥ 4.0%	≥$71,928	≥ 5.0%

As of December 31, 2011
Total Capital (to risk-weighted assets)	$150,785	12.89%	≥$93,551	≥ 8.0%	≥$116,939	≥ 10.0%
Tier 1 Capital (to risk-weighted assets)	$131,160	11.22%	≥$46,776	≥ 4.0%	≥$70,163	≥ 6.0%
Tier 1 Capital (to average assets)	$131,160	9.33%	≥$56,206	≥ 4.0%	≥$70,257	≥ 5.0%

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

We must retain and attract new deposits, which depends upon the variety and effectiveness of our customer account products, service and convenience, and rates paid to customers, as well as our financial strength. Any long-term decline in retail deposit funding would adversely impact our liquidity. The TAG program, which fully insures non-interest bearing transactions, is scheduled to expire on December 31, 2012. However, there is an additional twelve month extension being proposed to Congress which would extend the expiration date to December 31, 2013. While we do not know the full impact on our liquidity when TAG expires, we do have borrowing capacity through FHLB and FRB that can be drawn upon. Management anticipates our current strong liquidity position and our core deposit base will provide adequate liquidity to fund our operations. If we were to rely on Federal funds purchased or FHLB advances in the future, we expect to have the ability to post adequate collateral for such funding requirements.

Page-48

As presented in the accompanying unaudited consolidated statements of cash flows, the sources of liquidity vary between periods. Our cash and cash equivalents at September 30, 2012 totaled $141.4 million, a decrease of $11.7 million over December 31, 2011. The primary uses of funds were $96.3 million in investment securities purchases, $20.0 million in repayment of a FHLB borrowing and $5.0 million in repayment of a Subordinate Debenture. The primary sources of funds during the first nine months of 2012 included $55.9 million increase in net deposits, $46.7 million in pay-downs and maturities of investment securities, $17.3 million from net loan principal collected and $14.0 million net cash provided by operating activities. The banking industry is still experiencing diminished loan demand from qualified borrowers and strong competition.

At September 30, 2012, our cash and cash equivalents and unpledged available-for-sale securities with estimated maturities within one year totaled $149.3 million. The remainder of the unpledged available for sale securities portfolio of $138.9 million provides additional liquidity. These liquid assets equaled 20.1% of our assets at September 30, 2012, compared to 18.7% at December 31, 2011.

We anticipate that cash and cash equivalents on hand and other sources of funds will provide adequate liquidity for our operating, investing and financing needs and our regulatory liquidity requirements for the foreseeable future. Management monitors our liquidity position daily, balancing loan funding/payments with changes in deposit activity and overnight investments. Our emphasis on local deposits combined with our well capitalized equity position, provides a very stable funding base. In addition to cash and cash equivalents, we have substantial additional borrowing capacity including unsecured lines of credit totaling $87.0 million with correspondent banks.  Further, we have pledged a certain residential loan portfolio to secure our borrowing capacity with the FRB, which totaled $32.5 million at September 30, 2012.  As of September 30, 2012, there is no debt outstanding to correspondent banks or the FRB. We are also a member of the FHLB and have a line of credit (secured under terms of a blanket collateral agreement by a pledge of essentially all of our financial assets) in the amount of $321.6 million, of which $306.6 million was available at September 30, 2012. Borrowings under the line are limited to eligible collateral. The interest rates on overnight borrowings with both correspondent banks and the FHLB are determined daily and generally approximate the Federal Funds target rate.

Undisbursed loan commitments, which are not reflected on the consolidated statements of condition, totaled $265.3 million at September 30, 2012 at rates ranging from 1.15% to 18.00%. This amount included $146.4 million under commercial lines of credit (these commitments are contingent upon customers maintaining specific credit standards), $76.9 million under revolving home equity lines, $19.2 million under undisbursed construction loans, $13.6 million under standby letters of credit, and a remaining $9.2 million under personal and other lines of credit. These commitments, to the extent used, are expected to be funded primarily through the repayment of existing loans, deposit growth and existing balance sheet liquidity. Over the next twelve months $121.5 million of time deposits will mature. We expect these funds to be replaced with new time deposits.

Since Bancorp is a holding company and does not conduct regular banking operations, its primary sources of liquidity are dividends from the Bank. Under the California Financial Code, payment of a dividend from the Bank to Bancorp without advance regulatory approval is restricted to the lesser of the Bank’s retained earnings or the amount of the Bank’s undistributed net profits from the previous three fiscal years. The primary uses of funds for Bancorp are shareholder dividends and ordinary operating expenses.  Bancorp held $2.3 million of cash at September 30, 2012, which is anticipated to be sufficient to meet Bancorp's funding requirements through the beginning of 2013, after which Bancorp is expected to obtain a dividend distribution from the Bank's undistributed net profits from fiscal years 2010 through 2012.

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

Page-49

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

From time to time, we enter into certain interest rate swap contracts designated as fair value hedges to mitigate the changes in the fair value of specified long-term fixed-rate loans and firm commitments to enter into long-term fixed-rate loans caused by changes in interest rates. See Note 10 to the Consolidated Financial Statements in this Form 10-Q.

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

Since 2009, there has been no change to the Federal funds target rate, which has been kept at a historic low level of 0-0.25%. The Bank currently has low interest rate risk and is slightly asset sensitive. The Bank is more asset sensitive than December 31, 2011 primarily because interest-rate-sensitive short-term liquidity increased. As rates increase, most loans on floors will start to float again and the net interest margin would increase. We have mitigated earnings sensitivity to a certain extent through the procurement of a fixed-rate borrowing from the FHLB and interest rate swaps. Also refer to “Market Risk Management” in our 2011 Annual Report on Form 10-K.

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

Page-50

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

ITEM 2       Unregistered Sales of Equity Securities and Use of Proceeds

We did not have any unregistered sales of our equity securities during the three months ended September 30, 2012.

ITEM 3       Defaults Upon Senior Securities

None.

ITEM 4      Mine Safety Disclosures

Not applicable.

ITEM 5      Other Information

None.

Page-51

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

Page-52

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bank of Marin Bancorp
(registrant)

November 6, 2012	/s/ Russell A. Colombo
Date	Russell A. Colombo
President &
Chief Executive Officer
(Principal Executive Officer)

November 6, 2012	/s/ Christina J. Cook
Date	Christina J. Cook
Executive Vice President &
Chief Financial Officer
(Principal Financial Officer)

November 6, 2012	/s/ Cecilia Situ
Date	Cecilia Situ
First Vice President &
Controller
(Principal Accounting Officer)

Page-53