Form 10-K
period 2012-12-31
Bank of Marin Bancorp
filed 2013-03-14
CIK 1403475

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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
Yes   ☐         No  ☒

Note - checking the box above will not relieve any registrant required to file reports pursuant to section 13 or 15(d) of the Exchange Act from their obligations under these sections.

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
Yes   ☐         No  ☒

As of June 30, 2012, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates, based upon the closing price per share of the registrant's common stock as reported by the NASDAQ, was approximately $192 million. For the purpose of this response, directors and officers of the Registrant are considered the affiliates at that date.

As of February 28, 2013, there were 5,420,226 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on May 14, 2013 are incorporated by reference into Part III.

TABLE OF CONTENTS

PART I		Page-4

Forward-Looking Statements		Page-4

ITEM 1.	BUSINESS	Page-4
ITEM 1A.	RISK FACTORS	Page-11
ITEM 1B.	UNRESOLVED STAFF COMMENTS	Page-20
ITEM 2.	PROPERTIES	Page-20
ITEM 3.	LEGAL PROCEEDINGS	Page-20
ITEM 4.	MINE SAFETY DISCLOSURES	Page-20

PART II		Page-21

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	Page-21
ITEM 6.	SELECTED FINANCIAL DATA	Page-23
ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	Page-24
	Forward-Looking Statements	Page-24
	Executive Summary	Page-24
	Critical Accounting Policies	Page-26

	RESULTS OF OPERATIONS	Page-30
	Net Interest Income	Page-31
	Provision for Loan Losses	Page-35
	Non-Interest Income	Page-35
	Non-Interest Expense	Page-37
	Provision for Income Taxes	Page-39

	FINANCIAL CONDITION	Page-39
	Investment Securities	Page-39
	Loans	Page-41
	Allowance for Loan Losses	Page-43
	Other Assets	Page-47
	Deposits	Page-48
	Borrowings	Page-48
	Deferred Compensation Obligations	Page-49
	Off Balance Sheet Arrangements	Page-49
	Commitments	Page-49
	Capital Adequacy	Page-49
	Liquidity	Page-50

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	Page-51

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Page-53

Page-2

Page-3

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

Forward-looking statements are based on Management's current expectations regarding economic, legislative, and regulatory issues that may impact our earnings in future periods. A number of factors—many of which are beyond Management’s control—could cause future results to vary materially from current Management expectations. Such factors include, but are not limited to, general economic conditions, the economic uncertainty in the United States and abroad, changes in interest rates, deposit flows, real estate values, expected future cash flows on acquired loans, and competition; changes in accounting principles, policies or guidelines; changes in legislation or regulation; and other economic, competitive, governmental, regulatory and technological factors affecting our operations, pricing, products and services. These and other important factors are detailed in Item 1A Risk Factors section of this report. Forward-looking statements speak only as of the date they are made. We do not undertake to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made or to reflect the occurrence of unanticipated events.

ITEM 1        BUSINESS

Bank of Marin (the “Bank”) was incorporated in August 1989, received its charter from the California Superintendent of Banks (now the California Department of Financial Institutions or “DFI”) and commenced operations in January 1990. The Bank is an insured bank under the Federal Deposit Insurance Corporation (“FDIC”). On July 1, 2007 (the “Effective Date”), a bank holding company reorganization was completed whereby Bank of Marin Bancorp (“Bancorp”) became the parent holding company for the Bank, the sole and wholly-owned subsidiary of Bancorp. On the Effective Date, each outstanding share of Bank of Marin common stock was converted into one share of Bank of Marin Bancorp common stock. Bancorp is listed at NASDAQ and assumed the ticker symbol BMRC, which was formerly used by the Bank. Prior to the Effective Date, the Bank filed reports and proxy statements with the FDIC pursuant to Sections 12 of the Securities Exchange Act of 1934 (the “1934 Act”). Upon formation of the holding company, Bancorp became subject to regulation under the Bank Holding Company Act of 1956, as amended, which subjects Bancorp to Federal Reserve Board (“FRB”) reporting and examination requirements.

References in this report to “Bancorp” mean Bank of Marin Bancorp, parent holding company for the Bank. References to “we,” “our,” “us” mean the holding company and the Bank that are consolidated for financial reporting purposes.

Virtually all of our business is conducted through Bancorp's sole subsidiary, the Bank, which is headquartered in Novato, California. As of December 31, 2012, we operated through seventeen offices in Marin, Sonoma, San Francisco and Napa counties with a strong focus on supporting the local community. Our customer base is made up of business and personal banking relationships from the communities near the branch office locations. Our business banking focus is on small to medium-sized businesses, professionals and not-for-profit organizations.

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

Page-4

We offer a variety of personal and business checking and savings accounts, and a number of time deposit alternatives, including time certificates of deposit, Individual Retirement Accounts (“IRAs”), Health Savings Accounts, and Certificate of Deposit Account Registry Service (“CDARS®”). CDARS® is a network through which we offer full FDIC insurance coverage in excess of the regulatory maximum by placing deposits in multiple banks participating in the network. We also offer remote deposit capture, Automated Clearing House services (“ACH”), social security and pension checks, fraud prevention services including Positive Pay for Checks and ACH and image lockbox services. A valet deposit pick-up service is available to our professional and business clients. Automatic teller machines (“ATM's”) are available at each branch location.

Our ATM network is linked to the PLUS, CIRRUS and NYCE networks, as well as a network of nation-wide surcharge-free ATM's called MoneyPass. We also offer our depositors 24-hour access to their accounts by telephone and through our internet banking products available to personal and business account holders.

We offer Wealth Management and Trust Services (“WMTS”) which include customized investment portfolio management, financial planning, trust administration, estate settlement and custody services, and advice of charitable giving. We also offer 401(k) plan services to small and medium-sized businesses through a third party vendor.

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

As discussed in Note 2 to the Consolidated Financial Statements in Item 8 of this report, in February 2011, we expanded our community banking footprint to Napa County through an FDIC-assisted acquisition of $107.8 million of assets and assumption of $107.7 million of liabilities of the former Charter Oak Bank (the “Acquisition”). No capital was raised to complete this transaction, as Bancorp has grown capital through the retention of earnings in order to take advantage of such acquisition opportunities.

We attract deposit relationships from individuals, merchants, small to medium-sized businesses, not-for-profit organizations and professionals who live and/or work in the communities comprising our market areas. As of December 31, 2012, approximately 75% of our deposits are in Marin and southern Sonoma counties, and approximately 54% of our deposits are from businesses and 46% are from individuals.

Competition

The banking business in California generally, and in our market area specifically, is highly competitive with respect to attracting both loan and deposit relationships. The increasingly competitive environment is impacted by changes in regulation, interest rate environment, technology and product delivery systems, and the consolidation among financial service providers. The banking industry is seeing extreme competition for quality loans, which has resulted in limited loan growth in the past year. Larger banks are seeking to expand lending to small businesses, which are traditionally community bank customers. The Marin County market area is dominated by two major nation-wide banks, each of

Page-5

which has a much larger branch network than us. Additionally, there are several thrifts, credit unions and other independent banks.

As of June 30, 2012, the latest data available shows 90 banking offices with $8.9 billion in total deposits served the Marin County market. As of that same date, there were approximately five thrift offices in Marin with $0.7 billion in total deposits. We have the largest business core deposit market share, representing 25.5% of business core deposits in Marin County according to the Deposit & Market Share Report from the California Banksite Corporation based upon the FDIC deposit market share data as of June 30, 2012. A significant driver of our franchise value is the growth and stability of our checking and savings deposits, which are a low cost funding source for our loan portfolio. The four financial institutions with the greatest deposit market share in Marin County are Wells Fargo Bank, Bank of America, Bank of Marin, and Westamerica Bank with deposit market shares of 28.3%, 14.0%, 10.8%, and 8.8%, respectively.

In the southern Sonoma County area of Petaluma, there are approximately 24 banking and thrift offices with $1.4 billion in total deposits as of June 30, 2012. Compared with our share of 6.0%, the four banking institutions with the greatest overall market share, Wells Fargo Bank, Bank of America, Bank of the West, and Exchange Bank had deposit market shares in Petaluma of 27.9%, 13.0%, 10.9%, and 9.9%, respectively.

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

In order to compete with the numerous, and often larger, financial institutions in our primary market area, we use, to the fullest extent possible, the flexibility and rapid response capabilities which are accorded by our independent status and us having local leadership and local decision making. Our competitive advantages also include an emphasis on personalized services, community involvement, philanthropic giving, local promotional activities and personal contacts. The commitment and dedication of our organizers, directors, officers and staff have also contributed greatly to our success in competing for business.

Employees

At December 31, 2012, we employed 238 full-time equivalent (“FTE”) staff. The actual number of employees, including part-time employees, at year-end 2012 included five executive officers, 97 other corporate officers and 151 staff. None of our employees are presently represented by a union or covered by a collective bargaining agreement. We believe that our employee relations are good. We have been recognized as one of the “Best Places to Work” by North Bay Business Journal since 2010 and a "Top Corporate Philanthropist” by the San Francisco Business Times since 2003.

SUPERVISION AND REGULATION

Bank holding companies and banks are extensively regulated under both federal and state law. The following discussion summarizes certain significant laws, rules and regulations affecting Bancorp and the Bank.

Bank Holding Company Regulation

Upon formation of the bank holding company on July 1, 2007, we became subject to regulation under the Bank Holding Company Act of 1956, as amended (“BHCA”) which subjects Bancorp to FRB reporting and examination requirements. Under the FRB's regulations, a bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks.

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

Page-6

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

Dividends

The payment of cash dividends by the Bank to Bancorp is subject to restrictions set forth in the California Financial Code (the “Code”). Prior to any distribution from the Bank to Bancorp, a calculation is made to ensure compliance with the provisions of the Code and to ensure that the Bank remains within capital guidelines set forth by the DFI and the FDIC. Management anticipates that there will be sufficient earnings at the Bank level to provide dividends to Bancorp to meet its cash requirements for 2013. See also Note 9 to the Consolidated Financial Statements, under the heading “Dividends” in Item 8 of this report.

FDIC Insurance Assessments

Our deposits are insured by the FDIC to the maximum amount permitted by law, which is currently $250,000 per depositor. The 2010 enacted Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) made the deposit insurance coverage permanent at the $250,000 level retroactive to January 1, 2008. The Dodd-Frank act also provided depositors at all FDIC-insured institutions with unlimited deposit insurance coverage on traditional checking accounts that do not pay interest and Interest on Lawyers Trust Accounts beginning December 31, 2010 through the end of 2012.

During 2010, we elected to participate in the Temporary Transaction Account Guarantee Program, which provided full deposit insurance coverage to non-interest bearing transaction accounts (including low-interest negotiable order of withdrawal accounts and Interest on Lawyer Trust Accounts), by paying a 15 basis point surcharge on the non-interest bearing transaction accounts over $250,000 through December 31, 2010, when the program ended.

On November 12, 2009, the FDIC finalized a Deposit Insurance Fund restoration plan that required banks to prepay, on December 30, 2009, their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. Under the plan, banks were assessed through 2010 according to the risk-based premium schedule adopted in April 2009.

On February 7, 2011, as required by the Dodd-Frank Act, the FDIC approved a rule that changed the FDIC insurance assessment base from adjusted domestic deposits to a bank's average consolidated total assets minus average tangible equity, defined as Tier 1 capital. Since the new base is larger than the current base, the new rule lowers assessment rates to between 2.5 and 9 basis points on the broader base for banks in the lowest risk category, and 30 to 45 basis points for banks in the highest risk category. The change was effective beginning with the second quarter of 2011. Since we have a solid core deposit base and do not rely heavily on borrowings and brokered deposits, the benefit of the lower assessment rate (which has dropped by approximately half for us) significantly outweighed the effect of a wider assessment base.

Page-7

Community Reinvestment Act

We are subject to the provisions of the Community Reinvestment Act (“CRA”), under which all banks and thrifts have a continuing and affirmative obligation, consistent with safe and sound operations, to help meet the credit needs of their entire communities, including low and moderate income neighborhoods. The act requires a depository institution's primary federal regulator, in connection with its examination of the institution, to assess the institution's record in meeting the requirements in CRA. The regulatory agency's assessment of the institution's record is made available to the public. The record is taken into consideration when the institution establishes a new branch that accepts deposits, relocates an office, applies to merge or consolidate, or expands into other activities. Our CRA performance will be evaluated by the FDIC under the large bank requirements in 2013. The FDIC's last CRA performance examination was performed on the Bank under the intermediate small bank requirements and completed on June 18, 2012 with a rating of “Satisfactory”.

Anti Money-Laundering Regulations

A series of banking laws and regulations beginning with the Bank Secrecy Act in 1970 requires banks to prevent, detect, and report illicit or illegal financial activities to the federal government to prevent money laundering, international drug trafficking, and terrorism. Under the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, financial institutions are subject to prohibitions against specified financial transactions and account relationships, requirements regarding the Customer Identification Program, as well as enhanced due diligence and “know your customer” standards in their dealings with high risk customers, foreign financial institutions, and foreign individuals and entities. We have extensive controls in place to comply with these requirements.

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

Consumer Protection Regulations

Our lending activities are subject to a variety of statutes and regulations designed to protect consumers, including the Fair Credit Reporting Act, Equal Credit Opportunity Act, the Fair Housing Act Truth-in-Lending Act, the Unfair, Deceptive or Abusive Acts and Practices, the Dodd-Frank Wall Street Reform and Consumer Protection Act. Our deposit operations are also subject to laws and regulations that protect consumer rights including Funds Availability, Truth in Savings, and Electronic Funds Transfers. Additional rules govern check writing ability on certain interest earning accounts and prescribe procedures for complying with administrative subpoenas of financial records. Additionally, a provision of the Federal Reserve Regulation E has been changed effective July 1, 2010 that puts restrictions on institutions assessing overdraft fees on consumers' accounts relating to debit card usage or other forms of electronic transfer.

Restriction on Transactions between Member Banks and their Affiliates

Transactions between Bancorp and the Bank are quantitatively and qualitatively restricted under Sections 23A and 23B of the Federal Reserve Act and Federal Reserve Regulation W. Section 23A places restrictions on the Bank's “covered transactions” with Bancorp, including loans and other extensions of credit, investments in the securities of, and purchases of assets from Bancorp. Section 23B requires that certain transactions, including all covered transactions, be on market terms and conditions. Federal Reserve Regulation W combines statutory restrictions on transactions between the Bank and Bancorp with FRB interpretations in an effort to simplify compliance with Sections 23A and 23B.

Page-8

Capital Requirements

The FRB and the FDIC have adopted risk-based capital guidelines for bank holding companies and banks. Bancorp's ratios exceed the required minimum ratios for capital adequacy purposes and the Bank meets the definition for well capitalized. Undercapitalized depository institutions may be subject to significant restrictions. Payment of dividends could be restricted or prohibited, with some exceptions, if the Bank were categorized as "critically undercapitalized" under applicable FDIC regulations. For further information on risk-based capital, see Note 16 to the Consolidated Financial Statements in Item 8 of this Form 10-K.

The current risk-based capital guidelines which apply to the Bank are based upon the 1988 capital accord of international Basel Committee referred to as “Basel I.” The Basel Committee has since reconsidered regulatory-capital standards, supervisory and risk-management requirements and additional disclosures to further strengthen the Basel framework in response to recent worldwide economic developments. The proposed changes, otherwise known as the “Basel III” standards, if adopted, could lead to significantly higher capital requirements, higher capital charges and more restrictive leverage and liquidity ratios. U.S. federal banking regulators have recently issued proposed rules relating to the Basel III requirements. In the proposed rule published in June 2012, it is anticipated that the Basel III requirements will substantially revise the risk-based capital requirements applicable to bank holding companies and depository institutions, such as us. The Basel III Proposal, among other things, (i) introduces a new capital measure called “Common Equity Tier 1” (“CET1”), (ii) specifies that Tier 1 capital consist of CET1 and “Additional Tier 1 capital” instruments meeting specified requirements, (iii) defines CET1 narrowly by requiring that most deductions/adjustments to regulatory capital measures be made to CET1 and not to the other components of capital and (iv) expands the scope of the deductions/adjustments as compared to existing regulations. The U.S. regulators decided to postpone the implementation and transition period for Basel III. As a result, the timing and the impact to us remain uncertain.

Sarbanes-Oxley Act of 2002

We are subject to the requirements of the Sarbanes-Oxley Act of 2002 which implemented legislative reforms intended to address corporate and accounting improprieties and, among other things:

•	required executive certification of financial presentations;

•	increased requirements for board audit committees and their members;

•	enhanced disclosure of controls and procedures and internal control over financial reporting;

•	enhanced controls over, and reporting of, insider trading; and

•	increased penalties for financial crimes and forfeiture of executive bonuses in certain circumstances.

Emergency Economic Stabilization Act of 2009 (the “EESA”)

In response to the financial crisis affecting the banking system and financial markets and going concern threats of investment banks and other financial institutions, on October 3, 2008, the EESA was signed into law, which gave the U.S. Treasury the authority to purchase senior preferred shares from the largest nine financial institutions in the nation and the other financial institutions in a program known as the Treasury Capital Purchase Program (“TCPP”) that was carved out of the Troubled Asset Relief Program (“TARP”). As a result of our participation in the TCPP, we issued a warrant to the U.S. Treasury to acquire 155,487 shares of our common stock (as adjusted to date). The warrant was auctioned by the U.S. Treasury and purchased by two institutional investors during November 2011 and remains outstanding. See Note 9 to the Consolidated Financial Statements in Item 8 of this report for discussion regarding the warrant.

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

Page-9

The Dodd-Frank Wall Street Reform and Consumer Protection Act

On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act, a landmark financial reform bill comprised of a massive volume of new rules and restrictions that will impact banks going forward. It includes key provisions aimed at preventing a repeat of the 2008 financial crisis and a new process for winding down failing, systemically important institutions in a manner as close to a controlled bankruptcy as possible. The Act includes other key provisions as follows:

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

The Act restricts the amount of trust preferred securities (“TPS”) that may be considered as Tier 1 Capital. For bank holding companies below $15 billion in total assets, TPS issued before May 19, 2010 are grandfathered, so their status as Tier 1 capital does not change. Beginning January 1, 2013, bank holding companies above $15 billion in assets will have a three-year phase-in period to fill the capital gap caused by the disallowance of the TPS issued before May 19, 2010. However going forward, TPS will be disallowed as Tier 1 capital.

(2) The Act creates a new process to liquidate failed financial firms in an orderly manner, including giving the FDIC broader authority to operate or liquidate a failing financial company.

(3) The Act also establishes a new independent Federal regulatory body for consumer protection within the Federal Reserve System known as the Consumer Financial Protection Bureau, which assumes responsibility for most consumer protection laws (except the Community Reinvestment Act). It is also in charge of setting appropriate consumer banking fees and caps. The Office of Comptroller of the Currency continues to have authority to preempt state banking and consumer protection laws if these laws "prevent or significantly" interfere with the business of banking.

(4) The Act affects changes in the FDIC assessment as discussed in section “FDIC Insurance Assessments” above.

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

Available Information

On our Internet web site, www.bankofmarin.com, we post the following filings as soon as reasonably practicable after they are filed with or furnished to the Securities and Exchange Commssion: Annual Report to Shareholders, Form 10-K, Proxy Statement for the Annual Meeting of Shareholders, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934. The text of the Code of Ethical Conduct for Bancorp and the Bank is also included on the website. All such filings on our website are available free of charge. This website address is for information only and is not intended to be an active link, or to incorporate any website information into this document. In addition, copies of our filings are available by requesting them in writing or by phone from:

Corporate Secretary
Bank of Marin Bancorp
504 Redwood Blvd., Suite 100
Novato, CA 94947
415-763-4523

Page-10

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

Our Earnings are Significantly Influenced by General Business and Economic Conditions

We are operating in an uncertain economic environment. While there are signs of economic conditions improving, the persistent high unemployment rate, recent contraction of the U.S. Gross Domestic Product ("GDP"), weak business and consumer spending, the U.S. budget deficit and uncertainty in European economies underline that the economy remains very fragile. The current economic environment could deteriorate with tax increases, the approaching of the U.S. debt ceiling, defaults on government debt and exhaustion of economic stimulus packages. In addition, the effects of the "fiscal cliff", expiring tax cuts and mandatory reductions in federal spending, could adversely affect our business. Economic recovery is expected to be slow and long. Business activity across a wide range of industries and regions is greatly affected. Local and state governments are in difficulty due to the reduction in sales taxes resulting from the lack of consumer spending and property taxes resulting from declining property values. Financial institutions continue to be affected by the tepid recovery of the real estate market, elevated foreclosure rates, long-term high unemployment and underemployment rates and a stricter regulatory environment. While our market areas have not experienced the same degree of challenge in unemployment as other areas 2, the effects of these issues have trickled down to households and businesses in our markets. There can be no assurance that the recent economic improvement is sustainable and credit worthiness of our borrowers will not deteriorate.

Continued weakness in real estate values and home sale volumes, financial stress on borrowers, including job losses, and customers' inability to pay debt could adversely affect our financial condition and results of operations in the following aspects:

•Demand for our products and services may decline
•Low cost or non-interest bearing deposits may decrease
•Collateral for our loans, especially real estate, may decline further in value
•Loan delinquencies, problem assets and foreclosures may increase.

As the economy is still vulnerable, businesses are wary about capital expenditures or expansion of working capital and consumers are de-leveraging their debts. Hence, we have noticed a low level of loan demand due to an unfavorable economic climate and intensified competition for credit-worthy borrowers, all of which could impact our ability to generate profitable loans.

____________________________________________________________________________________________

2Based on the latest available labor market information from Employment Development Department. Preliminary December 2012 results show that the unemployment rate in Marin County was the lowest in California at 5.5%. The unemployment rates in San Francisco, Sonoma and Napa County are 6.5%, 7.7% and 7.9%, compared to the state of California at 9.7%.

Page-11

Nonperforming Assets Take Significant Time To Resolve And Adversely Affect Our Results Of Operations And Financial Condition.

Our nonperforming assets have been maintained at a manageable level historically. However, nonperforming assets may adversely affect our net income in various ways. Until economic improvement continues in a sustainable fashion, we might incur losses relating to nonperforming assets if their collateral value deteriorates. We do not record interest income on non-accrual loans, thereby adversely affecting our income and increasing our loan administration costs. When we take collateral in foreclosures and similar proceedings, we are required to mark the related loan to the then fair value of the collateral, which may result in a loss. While we have managed our problem assets through workouts, restructurings and otherwise, decreases in the value of these assets, or the underlying collateral, or in these borrowers' performance or financial conditions, whether or not due to economic and market conditions beyond our control, could adversely affect our business, results of operations and financial condition. In addition, the resolution of nonperforming assets requires significant commitments of time from Management, which can be detrimental to the performance of other responsibilities. There can be no assurance that we will not experience further increases in nonperforming loans in the future.

Recently Enacted Legislation and Other Measures Undertaken by the Government May not Help Stabilize the U.S. Financial System and The Impact of New Financial Reform Legislation is Yet to be Determined

As discussed in Item 1, Section captioned “Supervision and Regulation” above, in 2010, President Obama signed into law a landmark financial reform bill-the Dodd-Frank Act. The rules under the Dodd-Frank Act change banking statutes and the operating environment of Bancorp and the Bank in substantial and unpredictable ways, and could continue to increase the cost of doing business, decrease our revenues, limit or expand permissible activities or affect the competitive balance depending upon whether or how regulations are implemented. We may continue to invest significant Management attention and resources to make any necessary changes related to the Dodd-Frank Act and any regulations promulgated there under. The ultimate effect the changes that would have on the financial condition or results of operations of Bancorp or the Bank is uncertain at this time.

The actual impact of the recently enacted legislation and such related measures undertaken to alleviate the aftermaths of the credit crisis is unknown. The capital and credit markets have experienced volatility and disruption at an unprecedented level in the past few years.  In some cases, the markets have produced downward pressure on credit availability for certain issuers without regard to those issuers' underlying financial strength. If the recent years' disruption and volatility return, there can be no assurance that we will not experience an adverse effect on our ability to access credit or capital.

In addition to changes resulting from the Dodd-Frank Act, recent rules published by the Basel Committee on Banking Supervision, could lead to significantly higher capital requirements, higher capital charges and more restrictive leverage and liquidity ratios. As mentioned in the Capital Requirements section in Item 1 previously, the Basel III guidelines, among other things, increase minimum capital requirements of bank holding companies, including increasing the Tier 1 capital to risk-weighted assets ratio to 6%, introducing a new requirement to maintain a minimum ratio of common equity Tier 1 capital to risk-weighted assets of 4.5% initially and when fully phased in, a possible capital conservation buffer of an additional 2.5% of risk weighted assets. While the U.S. regulatory bodies have issued a set of proposed rules to implement Basel III, as of year end, Basell III has been delayed with no proposed implementation date set. We continue to monitor the development of the proposed rules and their potential impact. We have modeled our ratios under the proposed rules and we do not expect that we would be required to hold a significantly larger amount of capital than we currently hold. However, until final rules are issued, the impact to our results of operations and financial condition are uncertain.

In addition to the Basel III capital framework, there is a Basel III liquidity framework that requires banks and bank holding companies to measure their liquidity against specific liquidity tests, such as the liquidity coverage ratio (“LCR”). LCR is designed to ensure that the banking entity maintains an adequate level of unencumbered high-quality liquid assets equal to the entity’s expected net cash outflow for a 30-day time horizon under an acute liquidity stress scenario. The LCR will be subject to an observation period continuing through mid-2013 and the LCR at 60% is required to be satisfied on January 1, 2015, with a phase-in period ending January 1, 2019. The other test, referred to as the net stable funding ratio (“NSFR”), is designed to promote more medium and long-term funding of the assets and activities of banking entities over a one-year time horizon. The Basel III liquidity framework contemplates that the NSFR will be subject to an observation period through mid-2016 and, subject to any revisions resulting from the analysis conducted and data collected during the observation period, implemented as a minimum standard by January 1, 2018. These

Page-12

new standards are subject to further rulemaking and their terms may well change before implementation. The federal banking agencies is expected to propose rules implementing the Basel III liquidity framework and have not determined to what extent they will apply to U.S. banks that are not large, internationally active banks.

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

Our growth strategy also includes merger and acquisition possibilities that either enhance our market presence or have potential for improved profitability through financial management, economies of scale or expanded services. As discussed in Note 2 to the Consolidated Financial Statement in Item 8 of this report, we acquired certain assets and certain liabilities of Napa-based Charter Oak Bank on February 18, 2011 through an FDIC-assisted transaction. These FDIC assisted transactions are reducing as the number of failed banks declines. While FDIC-assisted acquisitions provide attractive opportunities, in part due to loans purchased at significant discounts, acquiring other banks or branches involves risks such as exposure to potential asset quality issues of the target company, potential disruption to our normal business activities and diversion of Management's time and attention due to integration and conversion efforts. If we pursue our growth strategy too aggressively and fail to execute integration properly, we may not be able to achieve expected synergies or other anticipated benefits.

Interchange Reimbursement Fees and Related Practices Have Been Receiving Significant Legal and Regulatory Scrutiny, and the Resulting Regulations Could Have a Significant Impact on Interchange Fees We Earn

The Dodd-Frank Act includes provisions that regulate the debit interchange rates and certain other network industry practices (the “Durbin Amendment”). In addition, the FRB now has the power to regulate network fees to the extent necessary to prevent evasion of the new rules on interchange rates. As of October 1, 2011, the FRB restricted interchange fees on debit cards to 21 cents per transaction and 5 basis points multiplied by the value of the transaction for institutions with $10 billion or more in assets. Interchange represents a transfer of value between the financial institutions participating in payment networks such as Visa and NYCE, in which we participate. In connection with transactions initiated with cards in a payments system, interchange reimbursement fees are typically paid to issuers, the financial institutions such as us that issue debit cards to cardholders. They are typically paid by network owners, the financial institutions that offer network connectivity and payment acceptance services to merchants. The new regulation has adversely affected payment network owners, who charge us increased costs and/or reduce incentives paid to us to compensate their lost revenue.

Despite the statutory attempt to separate out smaller banks from the price controls embodied in the Durbin amendment, the marketplace may drive business to the lowest cost option. Merchants may switch to lower-cost cards and accounts of larger institutions, applying downward pressure on the fees paid to small institutions to compete. In January 2010, Visa announced that it will implement a two-tiered pricing system for debit interchange - one for banks with more than $10 billion in assets, and one for all those under the $10 billion threshold. There is no obligation for networks, such as Visa, to maintain their multiple-tier pricing structure. Community banks such as us may ultimately be harmed as a result. We may be forced to charge lower fees to customers, affecting our profitability. Owners of networks in which we do not participate could elect to charge higher discount rates to merchants, leading merchants not to accept cards for payment, or to steer Visa cardholders to alternate payment systems, hence reducing our transaction volumes.

Negative Conditions Affecting Real Estate May Harm Our Business

Concentration of our lending activities in the California real estate sector could negatively impact our results of operations if the adverse changes in the real estate market in our lending area intensify or continue. Although we do not offer traditional first mortgages, nor have sub-prime or Alt-A residential loans or significant amount of securities backed by such loans in the portfolio, we are not immune from the effect of the set-back of the real estate market. Approximately 85% of our loans were secured by real estate at December 31, 2012, of which 63% were secured by commercial real estate and the remaining 22% by residential real estate. Real estate valuations are impacted by demand, and demand is driven by factors such as employment; when unemployment rises, demand drops. The unemployment rate has

Page-13

stayed at an elevated level since 2009. Most of the properties that secure our loans are located within Marin, San Francisco, Sonoma and Napa Counties. We have seen improvement in real estate sales volume and home prices in 2012 . Home sales were up 24.1% in Marin County and 15.6% in Sonoma County in 2012.

Loans secured by commercial real estate include those secured by small office buildings, owner-user office/warehouses, mixed-use residential/commercial properties and retail properties. In 2012, office and industrial vacancy rates in Marin County have fallen from 23.3% and 7.8% in 2011 to 19.7% and 6.9%, respectively, while retail vacancy rates have risen from 5.1% to 5.6%4. In Sonoma County, vacancy rates are generally higher than in Marin County: the rate of office, industrial and retail vacancies decreased from 23.3%,13.7% and 6.6% in 2011 to 22.0%, 12.3% and 5.4% in 2012, respectively4. There can be no assurance that the companies or properties securing our loans will generate sufficient cash flows to allow the borrowers to make full and timely loan payments to us.

In late 2006, Federal banking regulators issued final guidance regarding commercial real estate lending to address a concern that rising commercial real estate lending concentrations may expose institutions to unanticipated earnings and capital volatility in the event of adverse changes in the investor commercial real estate market. This guidance suggests that institutions that are potentially exposed to significant commercial real estate concentration risk will be subject to increased regulatory scrutiny. Institutions that have experienced rapid growth in commercial real estate lending, have notable exposure to a specific type of commercial real estate lending, or are approaching or exceed certain supervisory criteria that measure an institution's commercial real estate portfolio against its capital levels, may be subject to such increased regulatory scrutiny. We have had significant growth in our commercial real estate portfolio over the last two years. Although regulators have not notified us of any concern, there is no assurance that we will not be subject to additional scrutiny in the future.

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

In response to the recessionary state of the national economy, the gloomy housing market and the volatility of financial markets, the Federal Open Market Committee of the FRB (“FOMC”) started a series of decreases in Federal funds target rate with seven decreases in 2008, bringing the target rate to a historically low range of 0% to 0.25% through December 2012. In their statements after the January 2013 FOMC meeting, they expect to keep interest rates near zero for the next three years. The FRB will continue purchasing mortgage-backed securities in the third round of quantitative easing and it will maintain rates at current levels as long as the unemployment rate exceeds 6.5%. These actions will continue to place downward pressure on our net interest margin.

Interest rate changes can create fluctuations in the net interest margin due to an imbalance in the timing of repricing or maturity of assets or liabilities. We manage interest rate risk exposure with the goal of minimizing the impact of interest rate volatility on the net interest margin. Although we believe we have implemented effective asset and liability management strategies, any substantial, prolonged low interest rate environment could have an adverse effect on our financial condition and results of operations. We expect our 2013 net interest margin will continue to compress due to the continued repricing on loans and securities. See the sections captioned “Net Interest Income” in Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 and Quantitative and Qualitative Disclosures about Market Risk in Item 7A of this report for further discussion related to management of interest rate risk.

____________________________________________________________________________________________

4 Based on the latest available real estate information from Keegan & Coppin Company, Inc.

Page-14

In the current environment of historically low interest rates, the net interest margin compression has become a major concern. If interest rates rise by more than 100 basis points, we anticipate that net interest margin will rise assuming no additional deposit rate sensitivity. However, it may still take several upward market rate movements for variable rate loans at floors to move above their floor rates. Further, a rise in index rates leads to lower debt service coverage of variable rate loans if the borrower's operating cash flow doesn't also rise. This creates a leveraged paradox of an improving economy (leading to higher interest rates), but lowers credit quality as short-term rates move up faster than the cash flow or income of the borrowers. Higher interest rates may also depress loan demand, making it more difficult for us to grow loans.

We are Subject to Significant Credit Risk and Loan Losses May Exceed Our Allowance for Loan Losses in the Future

We maintain an allowance for loan losses, which is a reserve established through a provision for loan losses charged to expense, that represents Management's best estimate of probable losses that may be incurred within the existing portfolio of loans (the "incurred loss model"). The level of the allowance reflects Management's continuing evaluation of industry concentrations, specific credit risks, loan loss experience, current loan portfolio quality and present economic, political and regulatory conditions. The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires us to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Further, we generally rely on appraisals of the collateral or comparable sales data to determine the level of specific reserve and/or the charge-off amount on certain collateral dependent loans. Inaccurate assumptions in the appraisals or an inappropriate choice of the valuation techniques may lead to an inadequate level of specific reserve or charge-offs.

Changes in economic conditions affecting borrowers, new information regarding existing loans and their collateral, identification of additional problem loans and other factors, may require an increase in our allowance for loan losses. In addition, bank regulatory agencies periodically review our allowance for loan losses and may require an increase in the provision for loan losses or the recognition of further loan charge-offs. In addition, if charge-offs in future periods exceed the allowance for loan losses or the cash flows from the acquired loans do not perform as expected, we will need to record additional provision for loan losses.

Additionally, in December 2012, the Financial Accounting Standards Board (“FASB”) issued a proposed Accounting Standards Update, Financial Instruments: Credit Losses, which establishes a new impairment framework also known as the "current expected credit loss model". In contrast of the incurred loss model currently used by financial entities like us, the latest current expected credit loss model requires an allowance be recognized based on the expected credit losses (i.e. all contractual cash flows that the entity does not expect to collect from financial assets or commitment to extend credit). It requires the consideration of more forward-looking information than is permitted under current U.S. generally accepted accounting principles. In addition to relevant information about past events and current conditions, such as the borrowers’ current creditworthiness, quantitative and qualitative factors specific to borrowers and the economic environment in which the entity operates, the new model requires consideration of reasonable and supportable forecasts that affect the expected collectability of the financial assets’ remaining contractual cash flows, and evaluation of the forecasted direction of the economic cycle, as well as time value of money. The FASB's latest impairment framework is expected to have wide reaching implications to financial institutions such as us. The allowance for loan losses is likely to increase due to a larger volume of financial assets that fall within the scope of the proposed model, resulting in an adverse impact on net income, volatility in earnings and higher capital requirements. The full effect of the implementation of this new model is unknown until the proposed guidance is finalized.

Page-15

We Face Intense Competition with Other Financial Institutions to Attract and Retain Banking Customers

We are facing significant competition for customers from other banks and financial institutions located in the markets we serve. We compete with commercial banks, saving banks, credit unions, non-bank financial services companies and other financial institutions operating within or near our serving areas. Many of our non-bank competitors are not subject to the same extensive regulations as we are, thus they are able to offer greater flexibility in competing for business. We anticipate intense competition will be continued for the coming year due to the recent consolidation of many financial institutions and more changes in legislature, regulation and technology. Further, we expect loan demand to continue to be challenging due to the uncertain economic climate and the intensifying competition for creditworthy borrowers, both of which could lead to loan rate concession pressure and could impact our ability to generate profitable loans.

Going forward, we may see tighter competition in the industry as banks seek to take market share in the most profitable customer segments, particularly the small business segment and the mass-affluent segment, which offer a rich source of deposits as well as more profitable and less risky customer relationships. Further, with the rebound of the equity markets, our deposit customers may perceive alternative investment opportunities as providing superior expected returns. Technology and other changes have made it more convenient for bank customers to transfer funds into alternative investments or other deposit accounts such as online virtual banks and non-bank service providers. The current low interest rate environment could increase such transfers of deposits to higher yielding deposits or other investments. Efforts and initiatives we undertake to retain and increase deposits, including deposit pricing, can increase our costs. When our customers move money into higher yielding deposits or in favor of alternative investments, we can lose a relatively inexpensive source of funds, thus increasing our funding costs.

We also compete with nation-wide and regional banks much larger than our size, which may be able to benefit from economies of scale through their wider branch network, national advertising campaigns and sophisticated technology infrastructure. In 2012, a local community bank in our Marin market was acquired by a reputable regional bank seeking to expand their footprint in our primary market.

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

Our Ability to Access Markets for Funding and Acquire and Retain Customers Could be Adversely Affected by the Deterioration of Other Financial Institutions or the Financial Service Industry's Reputation

Reputation risk is the risk to liquidity, earnings and capital arising from negative publicity regarding the financial services industry. The financial services industry continues to be featured in negative headlines about its roles in the past global and national credit crisis and the resulting stabilization legislation enacted by the U.S. federal government. These reports can be damaging to the industry's image and potentially erode consumer confidence in insured financial institutions. Bank failures in California, including in our own markets, have had a negative impact. In addition, our ability to engage in routine funding and other transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships. As a result, defaults by, or even rumors or questions about, one or more financial services institutions, or the financial services industry generally, have led to market-wide liquidity problems, losses of depositor, creditor and counterparty confidence and could lead to losses or defaults by us or by other institutions. We could experience increases in deposits and assets as a direct or indirect result of other banks' difficulties or failure, which would increase the capital we need to support such growth or we could experience severe and unexpected decreases in deposits which could adversely impact our liquidity and heighten regulatory concern.

Page-16

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

The historic disruptions in the financial marketplace over the past few years have prompted the Obama administration to reform the financial market regulation. This reform includes additional regulations over consumer financial products, bond rating agencies and the creation of a regime for regulating systemic risk across all types of financial service firms. In light of recent economic conditions, as well as regulatory and congressional criticism, further restrictions on financial service companies may adversely impact our results of operations and financial condition, as well as increase our compliance risk.

Compliance risk is the current and prospective risk to earnings or capital arising from violations of, or non-conformance with, laws, rules, regulations, prescribed practices, internal policies and procedures, or ethical standards set forth by regulators. Compliance risk also arises in situations where the laws or rules governing certain bank products or activities of our clients may be ambiguous or untested. This risk exposes Bancorp and the Bank to potential fines, civil money penalties, payment of damages and the voiding of contracts. Compliance risk can lead to diminished reputation, reduced franchise value, limited business opportunities, reduced expansion potential and an inability to enforce contracts.

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

Failure of Correspondent Banks and Counterparties May Affect our Liquidity

In the past few years, the financial services industry in general was materially and adversely affected by the credit crises. We have witnessed failure of banks in the industry in recent years. We rely on our correspondent banks for lines of credit. We also have two correspondent banks as counterparties in our derivative transactions (see Note 15 to the Consolidated Financial Statements in item 8 in this Form 10-K). While we continually monitor the financial health

Page-17

of our correspondent banks and we have diverse sources of liquidity, should any one of our correspondent banks become financially impaired, our available credit may decline and/or they may be unable to honor their commitments.

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

Securities May Lose Value due to Credit Quality of the Issuers

We hold securities issued and/or guaranteed by Federal National Mortgage Association (“FNMA”) and Federal Home Loan Mortgage Corporation (“FHLMC”). In 2008, the U.S. Government placed both FNMA and FHLMC under conservatorship. Starting in December 2008, the U.S. Government also began purchasing mortgage-backed securities (“MBS”) issued by FNMA. Further, in December 2009, the U.S. Treasury announced unlimited capital support for FNMA and FHLMC for the next three years. As a result, the MBS issued by FNMA and FHLMC has experienced an increase in fair value and our available-for-sale security portfolio has benefited from this government support. However, on August 17, 2012, the U.S. Department of the Treasury announced plans that will accelerate the wind down of FNMA and FHLMC and incrementally shrink the government's housing-finance footprint by, among other things, accelerating the reduction of FNMA and FHLMC's investment portfolios at an annual rate of 15 percent and sweeping every dollar of profit that each firm earns quarterly to the U.S. Treasury.

In September 2012, the Federal Reserve stated it will purchase $40 in mortgage-backed securities monthly and will continue to do so indefinitely until the employment market improves substantially. When the U.S. Government starts selling the MBS securities issued by FNMA and FHLMC, when the government support is phased-out or completely withdrawn, or if either the FNMA or FHLMC comes under further financial stress or deteriorates in their credit worthiness, the fair value of our securities issued or guaranteed by these entities could be negatively affected.

We also invest in obligations of state and political subdivisions, some of which are experiencing financial difficulties in part due to loss of property tax from falling home values and declines in sales tax revenues from a reduction in retail activities. The 2009 federal stimulus plan funds flowing out to state governments across the country are running down and are expected to continue to decline and be fully utilized by 2013. State and political subdivisions are expected to undergo further financial stress due to the reduced federal funding. While we generally seek to minimize our exposure by diversifying geographic location of our portfolio and investing in investment grade securities, there is no guarantee that the issuers will remain financially sound to be current with their payments on these debentures.

Deterioration of Credit Quality or Insolvency of Insurance Companies May Impede our Ability to Recover Losses

The recent financial crisis has led certain major insurance companies to continue to be downgraded by rating agencies. We have property, casualty and financial institution risk coverage underwritten by several insurance companies, who may not avoid the insolvency risk permeating the insurance industry. In addition, some of our investment in obligations of state and political subdivisions is insured by several insurance companies. While we closely monitor credit ratings of our insurers and insurers of our municipality securities, and we are poised to make quick changes if needed, we cannot predict an unexpected inability to honor commitments. We also invest in bank-owned life insurance policies on certain members of senior Management, which may lose value in the event of the carriers' insolvency. In the event that our bank-owned life insurance policy carriers' credit ratings fall below investment grade, we may exchange policies underwritten by them to another carrier at a cost charged by the original carrier, or we may terminate the policies which may result in adverse tax consequences.

Our loan portfolio is also primarily secured by properties located in earthquake or fire-prone zones. In the event of a disaster that causes pervasive damage to the region in which we operate, not only the Bank, but also the loan collateral may suffer losses not recovered by insurance.

Page-18

We Rely on Technology and Continually Encounter Technological Change

The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services. The effective use of technology will enable efficiency and meet customers' changing needs. Our future success depends, in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in our operations. Many of our competitors have substantially greater resources to invest in technological improvements. We may not be able to effectively implement new technology-driven products and services as efficient as national banks or be successful in marketing these products and services to retain and compete for customers. Failure to successfully keep pace with technological change affecting the financial services industry could have a material adverse impact on the long-term aspect of our business and, in turn, our financial condition and results of operations.

We May Experience a Breach in Cyber Security

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

Page-19

ITEM 1B      UNRESOLVED STAFF COMMENTS

None

ITEM 2         PROPERTIES

We lease our corporate headquarters building, which houses our primary loan production, operations, and administrative offices, in Novato, California. We also lease other branch or office facilities within our primary market areas in the cities of Corte Madera, San Rafael, Novato, Sausalito, Mill Valley, Tiburon, Greenbrae, Petaluma, Santa Rosa, Sonoma, Napa and San Francisco, California. We consider our properties to be suitable and adequate for our needs. For additional information on properties, see Notes 5 and 13 to the Consolidated Financial Statements included in Item 8 of this Form 10-K.

ITEM 3         LEGAL PROCEEDINGS

We may be party to legal actions which arise from time to time as part of the normal course of our business.  We believe, after consultation with legal counsel, that we have meritorious defenses in these actions, and that litigation contingency liability, if any, will not have a material adverse effect on our financial position, results of operations, or cash flows.

We are responsible for our proportionate share of certain litigation indemnifications provided to Visa U.S.A. by its member banks in connection with lawsuits related to anti-trust charges and interchange fees. For further details, see Note 13 to the Consolidated Financial Statements in Item 8 of this 2012 Form 10-K.

ITEM 4      MINE SAFETY DISCLOSURES

Not applicable.

Page-20

PART II

ITEM 5      MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Bancorp common stock trades on the NASDAQ Capital Market under the symbol BMRC. At February 28, 2013, 5,420,226 shares of Bancorp's common stock, no par value, were outstanding and held by approximately 2,600 holders of record. The following table sets forth, for the periods indicated, the range of high and low intra-day sales prices of Bancorp's common stock.

Calendar	2012		2011
Quarter	High	Low	High	Low
1st Quarter	$40.44	$34.56	$37.72	$31.80
2nd Quarter	$39.38	$35.23	$39.39	$34.04
3rd Quarter	$44.02	$35.72	$39.85	$32.34
4th Quarter	$44.09	$34.50	$38.63	$32.10

The table below shows cash dividends paid to common shareholders on a quarterly basis in the last two fiscal years.

Calendar	2012		2011
Quarter	Per Share	Dollars	Per Share	Dollars
1st Quarter	$0.17	$908,000	$0.16	$848,000
2nd Quarter	$0.17	$911,000	$0.16	$851,000
3rd Quarter	$0.18	$965,000	$0.16	$852,000
4th Quarter	$0.18	$967,000	$0.17	$906,000

For additional information regarding our ability to pay dividends, see discussion in Note 9 to the Consolidated Financial Statement, under the heading “Dividends,” in Item 8 of this report.

There were no purchases made by or on behalf of Bancorp or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Bancorp's common stock during the fourth quarter of 2012.

On July 2, 2007, Bancorp executed a shareholder rights agreement (“Rights Agreement”) designed to discourage takeovers that involve abusive tactics or do not provide fair value to shareholders. Refer to Exhibit 4.1 to Registration Statement on Form 8-A12B filed with the Securities and Exchange Commission on July 2, 2007. For further information, see Note 9 to the Consolidated Financial Statements, under the heading “Shareholder Rights Plan” in Item 8 of this report.

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes information as of December 31, 2012, with respect to equity compensation plans. All plans have been approved by the shareholders.

	(A)	(B)	(C)
	Shares to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Shares available for future issuance (Excluding shares in column A)
Equity compensation plans approved by shareholders	285,533 [1]	$31.73	434,009 [2]

1 Represents shares of common stock issuable upon exercise of outstanding options under the Bank of Marin 1999 Stock Option Plan and the Bank of Marin Bancorp 2007 Equity Plan.

2 Represents shares of common stock available for future grants under the 2007 Equity Plan and the 2010 Director Stock Plan.

Page-21

Stock Price Performance Graph

The following graph, provided by Keefe, Bruyette, & Woods, Inc., shows a comparison of cumulative total shareholder return on our common stock during the five fiscal years ended December 31, 2012 compared to Russell 2000 Stock index and peer group index of other financial institutions. We have been part of the Russell 2000 index since July 2009. The comparison assumes $100 was invested on December 31, 2007 in our common stock and all of the dividends were reinvested. The performance graph represents past performance and should not be considered to be an indication of future performance. Ticker symbol BMRC represents the common stock of Bank of Marin Bancorp subsequent to its formation July 1, 2007 and represents the common stock of Bank of Marin for periods prior to the formation of the bank holding company.

Indexed Five Year Total Return
Indexed Prices (%)
140
120
100
80
60
40
20
0
2007
2008
2009
2010
2011
2012
Bank of Marin
Peer Group1
Russell 2000

	2007	2008	2009	2010	2011	2012
BMRC	100	82	111	120	129	128
Peer Group[1]	100	58	48	48	41	51
Russell 2000	100	66	84	107	102	119

1BMRC Peer Group represents public California banks with assets between $1 billion to $5 billion as of December 31, 2012: FMBL, WABC, MCHB, CYHT, HAFC, WIBC, TCBK, FCAL, FMCB, EXSR, HTBK, PFBC, BSRR, BBNK, AMBZ, CUNB, PPBI, PMBC, HEOP. The peer group composite index is weighted by market capitalization and reinvests dividends on the ex-date and adjusts for stock splits, if applicable.

Source: Company Reports, FactSet, and SNL

Page-22

ITEM 6        SELECTED FINANCIAL DATA

December 31,	2012	2011	2010	2009	2008	2011/2012
(dollars in thousands, except per share data)						% change

At December 31,
Total assets	$1,434,749	$1,393,263	$1,208,150	$1,121,672	$1,049,557	3.0%
Total loans	1,073,952	1,031,154	941,400	917,748	890,544	4.2%
Total deposits	1,253,289	1,202,972	1,015,739	944,061	852,290	4.2%
Total stockholders' equity	151,792	135,551	121,920	109,051	125,546	12.0%
Equity-to-asset ratio	10.6%	9.7%	10.1%	9.7%	12.0%	9.3%

For year ended December 31,
Net interest income	$63,190	$63,819	$54,909	$52,567	$48,359	(1.0)%
Provision for loan losses	2,900	7,050	5,350	5,510	5,010	(58.9)%
Non-interest income	7,112	6,269	5,521	5,182	5,356	13.4%
Non-interest expense	38,694	38,283	33,357	31,696	28,677	1.1%
Net income	17,817	15,564	13,552	12,765	12,150	14.5%
Net income per share (diluted)	3.28	2.89	2.55	2.19	2.31	13.5%
Tax-equivalent net interest margin	4.74%	5.13%	4.95%	5.17%	5.41%	(7.6)%
Cash dividend payout ratio on common stock [1]	21.0%	22.1%	23.6%	25.8%	23.9%	(5.0)%

1 Calculated as dividends on common share divided by basic net income per common share.

Page-23

ITEM 7     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of financial condition as of December 31, 2012 and 2011 and results of operations for each of the years in the three-year period ended December 31, 2012 should be read in conjunction with our consolidated financial statements and related notes thereto, included in Part II Item 8 of this report. Average balances, including balances used in calculating certain financial ratios, are generally comprised of average daily balances.

Forward-Looking Statements

The disclosures set forth in this item are qualified by important factors detailed in Part I captioned Forward-Looking Statements and Item 1A captioned Risk Factors of this report and other cautionary statements set forth elsewhere in the report.

Executive Summary

Record annual earnings for 2012 totaled $17.8 million, up 14.5%, from $15.6 million in the same period a year ago. Diluted earnings per share for the year ended December 31, 2012 totaled $3.28, up $0.39, from $2.89 in the same period of 2011.

Our overall strong performance demonstrates the solid relationships we have built with our customers while also maintaining our high credit quality standards. We proactively manage problem credit relationships which have resulted in a number of successful resolutions of purchased credit-impaired loans. Total loans increased $42.8 million, or 4.2% to $1.1 billion at December 31, 2012 when compared to $1.0 billion at December 31, 2011. This growth was driven by strong performance in Marin ($30.1 million), Napa ($16.8 million), Santa Rosa ($11.7 million) and San Francisco ($6.8 million) markets. We have seen construction loans decline as our primary focus continues to be business lending. We are adding lenders with wine industry experience and believe we are positioned for future growth in the wine-related business in Napa and Sonoma counties.

Credit quality remains solid with net charge-offs in 2012 totaling $3.9 million compared to $4.8 million in the prior year. 2011 charge-offs included $1.5 million in loans from the Acquisition. The allowance for loan losses totaled 1.27% of loans at December 31, 2012, compared to 1.42% at December 31, 2011. The decline from the prior year primarily relates to current year charge-offs of specific reserves established in 2011. Despite the increase in non-accrual loans, the newly identified problem loans do not have significant credit loss exposure due to their well secured nature. In addition, we have experienced a shift in the mix of loans toward those having a lower loss reserve factor and fewer loans graded "Substandard".

The provision for loan losses totaled $2.9 million and $7.1 million in 2012 and 2011, respectively. The decrease in 2012 is primarily due to fewer newly identified problem loans that have significant loss exposure. The 2011 provision for loan losses included $2.3 million related to the acquired loan portfolio, which did not recur in 2012. Non-accruing loans totaled $17.6 million, or 1.64% of Bancorp's total loan portfolio at December 31, 2012, compared to $12.0 million , or 1.16% a year ago. The increase in 2012 is primarily related to two problem borrowing relationships. We believe these loans are adequately collateralized and expect gradual pay-downs in 2013.

Deposits totaled $1.3 billion at December 31, 2012 compared to $1.2 billion at December 31, 2011. The increase primarily reflects increases of $35.0 million in transaction accounts, $30.1 million in non-interest bearing accounts, $17.8 million in savings accounts and $9.3 million in money market accounts, partially offset by decreases of $30.9 million in CDARS® time accounts and $10.9 million in other time accounts. Non-interest bearing deposits totaled 31.1% of total deposits at December 31, 2012.

In a conscious effort to deploy excess liquidity, we grew our investment securities portfolio to $293.4 million at December 31, 2012, an increase of $98.6 million or 50.6%, from $194.8 million at December 31, 2011.

The total risk-based capital ratio for Bancorp grew to 13.7%, up from 13.1% at December 31, 2011, and continues to be well above industry requirements for a well-capitalized institution.

Page-24

The continued low interest rate environment has resulted in net interest margin compression. Net interest income totaled $63.2 million and $63.8 million in 2012 and 2011, respectively. The tax-equivalent net interest margin was 4.74% in 2012, compared to 5.13% in 2011 and 4.95% in 2010. The decreases from prior years reflect 1) a lower level of accretion on purchased loans; 2) rate concessions and downward repricing on existing loans; and 3) lower yields on new loans and securities. These decreases are partially offset by a reduction in the cost of interest-bearing liabilities, as the prior year reflects a $924 thousand prepayment penalty on a Federal Home Loan Bank ("FHLB") advance in September 2011. Furthermore, the current year was positively affected by the maturity of another FHLB advance in January 2012, as well as the downward repricing on deposits. Going forward, we expect to see continued pressure on the margin, as the low interest rate environment is expected to continue. As the higher yielding loans repay and investment securities are called or mature, we expect them to continue to be replaced at the lower market rates due to increased competition for quality loans. In this historically low interest rate environment, our cost of deposits totaled 17 basis points in the year ended December 31, 2012, which doesn't leave much room for additional downward pricing of deposits to manage pressure on the net interest margin. Nonetheless, we continue to focus on growing our loan volume, which will favorably impact our net interest margin. We expect loan fundings to continue in 2013 based on our strong loan pipeline and our planned hiring of lenders.

If interest rates increase, we anticipate that net interest income will rise. Additionally, it may take several upward market rate movements for the variable rate loans at floors to move above the floor rates. Please see Item 7A, Quantitative and Qualitative Disclosure about Market Risk for more information about the affect of interest rate increases on our net interest income.

Non-interest income totaled $7.1 million in the year ended 2012 compared to $6.3 million in the same period of 2011. The year-to-date increase of $843 thousand, or 13.4% from the prior year primarily reflects higher merchant card interchange income and service charges on deposit accounts.

Non-interest expense totaled $38.7 million and $38.3 million in 2012 and 2011, respectively, representing a $411 thousand or 1.1% increase. The year-to-date increase in 2012 compared to the same period a year ago primarily reflects higher personnel costs associated with merit increases, and to a lesser extent, new hires in the lending and deposit services areas, partially offset by lower acquisition-related expenses and lower data processing expenses due to a re-negotiated contract. Expense control continues to be a high priority and our efficiency ratio was a solid 55.0% in 2012 and 54.6% in 2011.

Page-25

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

Allowance for Loan Losses

Allowance for loan losses is based upon estimates of loan losses and is maintained at a level considered adequate to provide for probable losses inherent in the outstanding loan portfolio. The allowance is increased by provisions charged to expense and reduced by charge-offs, net of recoveries. In periodic evaluations of the adequacy of the allowance balance, Management considers our past loan loss experience by type of credit, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, current economic conditions and other factors. We formally assess the adequacy of the allowance for loan losses on a quarterly basis. These assessments include the periodic re-grading of loans based on changes in their individual credit characteristics including delinquency, seasoning, recent financial performance of the borrower, economic factors, changes in the interest rate environment, and other factors as warranted. Loans are initially graded when originated. They are reviewed as they are renewed, when there is a new loan to the same borrower and/or when facts demonstrate heightened risk of default. Confirmation of the quality of our grading process is obtained by independent reviews conducted by outside consultants specifically hired for this purpose and by periodic examination by various bank regulatory agencies. Management monitors delinquent loans continuously and identifies problem loans to be evaluated individually for impairment testing. For loans that are deemed impaired, formal impairment measurement is performed at least quarterly on a loan-by-loan basis.

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

Page-26

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

If we have probable and significant increases in cash flows expected to be collected on PCI loans, we first reverse any previously established allowance for loan loss and then increase interest income as a prospective yield adjustment over the remaining life of the loans. The impact of changes in variable interest rates is recognized prospectively as adjustments to interest income. All PCI loans that were classified as nonperforming loans prior to Acquisition were no longer classified as nonperforming because, at Acquisition, we believed that we would fully collect the new carrying value of these loans. Subsequent to Acquisition, specific allowances are allocated to PCI loans that have experienced credit deterioration through an increase to the allowance for loan losses. The amount of cash flows expected to be collected and, accordingly, the adequacy of the allowance for loan losses are particularly sensitive to changes in loan credit quality. When there is doubt as to the timing and amount of future cash flows to be collected, PCI loans are classified as non-accrual loans. It is important to note that judgment is required to classify PCI loans as performing or non-accrual, and is dependent on having a reasonable expectation about the timing and amount of cash flows expected to be collected.

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

For further information regarding our acquired loans, see Note 2 and Note 4 to our Consolidated Financial Statements in Item 8 of this Form 10-K.

Page-27

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

Fair Value Measurements

We use fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. We base our fair values on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Securities available-for-sale, derivatives, and loans held for sale, if any, are recorded at fair value on a recurring basis. Additionally, from time to time, we may be required to record certain assets at fair value on a non-recurring basis, such as purchased loans recorded at acquisition date, certain impaired loans held for investment and securities held-to-maturity that are other-than-temporarily impaired. These non-recurring fair value adjustments typically involve write-downs of individual assets due to application of lower-of-cost or market accounting.

Page-28

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

Page-29

RESULTS OF OPERATIONS

Highlights of the financial results are presented in the following table:

		For years ended
(dollars in thousands, except per share data)	December 31, 2012	December 31, 2011	December 31, 2010
For the period:
Net income	$17,817	$15,564	$13,552
Net income per share
Basic	$3.34	$2.94	$2.59
Diluted	$3.28	$2.89	$2.55
Return on average equity	12.36%	12.01%	11.67%
Return on average assets	1.24%	1.16%	1.14%
Common stock dividend payout ratio	21.06%	22.11%	23.55%
Average shareholders’ equity to average total assets	10.05%	9.69%	9.79%
Efficiency ratio	55.04%	54.62%	55.20%
Tax equivalent net interest margin	4.74%	5.13%	4.95%

At period end:
Book value per common share	$28.17	$25.40	$23.05
Total assets	$1,434,749	$1,393,263	$1,208,150
Total loans	$1,073,952	$1,031,154	$941,400
Total deposits	$1,253,289	$1,202,972	$1,015,739
Loan-to-deposit ratio	85.69%	85.72%	92.68%
Total risk based capital ratio - Bancorp	13.7%	13.1%	13.3%

SUMMARY OF QUARTERLY RESULTS OF OPERATIONS

Table 1 sets forth the quarterly results of operations for 2012 and 2011:

Table 1        Summarized Statement of Income

	2012 Quarters Ended				2011 Quarters Ended
(dollars in thousands)	Dec. 31	Sept. 30	Jun. 30	Mar. 31	Dec. 31	Sept. 30	Jun. 30	Mar. 31
Interest income	16,298	15,598	16,937	16,933	16,666	17,225	18,137	17,086
Interest expense	507	681	656	732	948	2,005	1,134	1,208
Net interest income	15,791	14,917	16,281	16,201	15,718	15,220	17,003	15,878
Provision for loan losses	700	2,100	100	—	2,500	500	3,000	1,050
Net interest income after
provision for loan losses	15,091	12,817	16,181	16,201	13,218	14,720	14,003	14,828
Non-interest income	1,816	1,801	1,800	1,695	1,524	1,565	1,581	1,599
Non-interest expense	9,582	9,592	9,685	9,835	9,734	9,421	9,998	9,130
Income before provision for income taxes	7,325	5,026	8,296	8,061	5,008	6,864	5,586	7,297
Provision for income taxes	2,623	1,802	3,345	3,121	1,625	2,631	2,147	2,788
Net income	$4,702	$3,224	$4,951	$4,940	$3,383	$4,233	$3,439	$4,509
Net income available to common stockholders	$4,702	$3,224	$4,951	$4,940	$3,383	$4,233	$3,439	$4,509

Net income per common share
Basic	$0.88	$0.60	$0.93	$0.93	$0.64	$0.80	$0.65	$0.85
Diluted	$0.86	$0.59	$0.91	$0.91	$0.63	$0.79	$0.64	$0.84

Page-30

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

Page-31

Table 2 Average Statements of Condition and Analysis of Net Interest Income

	Year ended				Year ended				Year ended
	December 31, 2012				December 31, 2011				December 31, 2010
		Interest				Interest				Interest
	Average	Income/	Yield/		Average	Income/	Yield/		Average	Income/	Yield/
(dollars in thousands)	Balance	Expense	Rate		Balance	Expense	Rate		Balance	Expense	Rate
Assets
Interest-bearing due from banks [1]	$80,643	$214	0.26%		$87,365	$222	0.25%		$43,028	$143	0.33%
Federal Funds sold									3,049	2	0.07%
Investment securities [2,3]	234,014	6,829	2.92%		175,571	6,049	3.45%		136,437	5,568	4.10%
Loans [1,3,4]	1,023,165	59,991	5.77%		984,211	63,914	6.40%		929,755	56,542	6.00%
Total interest-earning assets [1]	1,337,822	67,034	4.93%		1,247,147	70,185	5.55%		1,112,269	62,255	5.52%
Cash and non-interest-bearing due from banks	51,301				46,673				34,383
Bank premises and equipment, net	9,183				9,136				8,259
Interest receivable and other assets, net	36,155				34,183				31,262
Total assets	$1,434,461				$1,337,139				$1,186,173
Liabilities and Stockholders' Equity
Interest-bearing transaction accounts	$152,778	$151	0.10%		$125,316	$151	0.12%		$98,168	$110	0.11%
Savings accounts	86,670	88	0.10%		69,792	98	0.14%		51,738	104	0.20%
Money market accounts	436,281	689	0.16%		405,726	1,286	0.32%		390,575	2,467	0.63%
CDARS® time accounts	30,016	83	0.28%		39,514	237	0.60%		71,432	842	1.18%
Other time accounts	144,106	1,068	0.74%		151,866	1,314	0.87%		124,631	1,495	1.20%
FHLB borrowings and overnight borrowings [1]	16,205	345	2.09%		49,722	2,062	4.15%	[5]	55,002	1,281	2.33%
Subordinated debenture [1]	3,552	152	4.21%	[6]	5,000	147	2.90%		5,000	149	2.94%
Total interest-bearing liabilities	869,608	2,576	0.30%		846,936	5,295	0.63%		796,546	6,448	0.81%
Demand accounts	406,861				347,682				263,742
Interest payable and other liabilities	13,881				12,983				9,791
Stockholders' equity	144,111				129,538				116,094
Total liabilities & stockholders' equity	$1,434,461				$1,337,139				$1,186,173
Tax-equivalent net interest income/margin [1]		$64,458	4.74%			$64,890	5.13%			$55,807	4.95%
Reported net interest income/margin [1]		$63,190	4.65%			$63,819	5.05%			$54,909	4.87%
Tax-equivalent net interest rate spread			4.63%				4.92%				4.71%

[1] Interest income/expense is divided by actual number of days in the period times 360 days to correspond to stated interest rate terms, where applicable.
[2] Yields on available-for-sale securities are calculated based on amortized cost balances rather than fair value, as changes in fair value are reflected as a component of stockholders' equity. Investment security interest is earned on 30/360 basis monthly.

[3] Yields and interest income on tax-exempt securities and loans are presented on a taxable-equivalent basis using the Federal statutory rate of 35 percent.
[4] Average balances on loans outstanding include non-performing loans. The amortized portion of net loan origination fees is included in interest income on loans, representing an adjustment to the yield.

[5] Amount includes $924 thousand prepayment penalty in 2011 discussed in Note 8 of the consolidated financial statements of the 2012 Annual Report.
[6] Amount includes $42 thousand accelerated amortization of debt issuance costs in the third quarter of 2012.

2012 compared with 2011:

The tax-equivalent net interest margin was 4.74% in 2012, compared to 5.13% in 2011.  The decrease of thirty-nine basis points was primarily due to a lower yield on interest-earning assets, mainly relating to a lower level of accretion on purchased loans. This is partially offset by the reduction in the cost of interest-bearing liabilities discussed below. The net interest spread decreased twenty-nine basis points over the same period for the same reasons.

The average yield on interest-earning assets decreased sixty-two basis points in 2012 compared to 2011. The yield on the loan portfolio decreased sixty-three basis points primarily due to the lower level of accretion and gains on payoffs on purchased loans, the downward repricing and rate concessions on existing loans and securities, as well as new loans and securities boarded at lower rates. The loan portfolio as a percentage of average interest earning assets, decreased to 76.5% at December 31, 2012, from 78.9% at December 31, 2011. The overall yield on total investment securities decreased fifty-three basis points, primarily due to lower yields on recently purchased securities in this low interest rate environment, as well as the accelerated amortization of purchase premiums.

Page-32

Market interest rates are, in part, based on the target Federal funds interest rate (the interest rate banks charge each other for short-term borrowings) implemented by the Federal Reserve Open Market Committee. In December of 2008, the target interest rate reached a historic low with a range of 0% to 0.25% where it remains as of December 31, 2012. Other monetary policy measures taken by the Federal Reserve, including quantitative easing, also impact the interest rate environment. In September of 2012, the Federal Reserve announced a third round of quantitative easing, which is expected to exert further downward pricing pressure on our interest-earning assets as interest rates remain low.

The rate on interest-bearing liabilities decreased thirty-three basis points at December 31, 2012 compared to December 31, 2011, primarily due to the absence of the 2011 $924 thousand prepayment penalty, the maturity and early payoff of two higher costing FHLB borrowings late in 2011 and early in 2012, and lower offering rates on deposits.

Key components of our net interest margin fluctuation were as follows:

	Years ended
	December 31, 2012		December 31, 2011
(dollars in thousands)	Dollar Amount	Basis point impact to net interest margin	Dollar Amount	Basis point impact to net interest margin
Accretion on PCI loans	$1,641	12 bps	$1,418	11 bps
Accretion on non-PCI loans	$789	6 bps	$2,857	23 bps
Gains on pay-offs of PCI loans	$1,714	13 bps	$1,879	15 bps

Interest recoveries	$182	1 bps	$6	—
Interest reversals	$(231)	(2 bps)	$(233)	(2 bps)
FHLB Prepayment Penalty - September 2011	N/A	N/A	$(924)	(7 bps)

2011 Compared with 2010:

Tax equivalent net interest income totaled $64.9 million and $55.8 million for the years ended December 31, 2011 and 2010, respectively. The $9.1 million or 16.3% increase was due to an increase in volume of interest-earning assets and the increase in loan yield, offset by the effect of lower yields on investment securities.

The tax-equivalent net interest margin increased to 5.13% in 2011, up eighteen basis points from 2010. The increase in the tax-equivalent net interest margin primarily reflects the acquisition of loans from the former Charter Oak Bank and a reduction in the cost of deposits, partially offset by the $924 thousand prepayment penalty on the FHLB advance in the third quarter of 2011, as well as lower yields on investment securities and originated loans and a higher concentration of low yielding due from banks. In 2011, PCI loans paid off early where the payoff amounts exceeded the recorded investment by $1.9 million which favorably impacted our net interest margin by fifteen basis points. Accretion on the acquired non-PCI loans of $2.9 million contributed twenty-three basis points to the net interest margin. The net interest spread increased twenty-one basis points from the same period last year for the same reasons.

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

Page-33

in average deposits was offset by a decrease in average FHLB borrowings of $5.3 million due to the early pay-off of a $20 million FHLB fixed-rate advance at 2.54% on September 19, 2011.

The rate on interest-bearing liabilities decreased eighteen basis points in 2011 compared to 2010, primarily reflecting lower offering rates on money market accounts, as well as the downward re-pricing of time deposits as they mature. In 2011, the rate on other time deposits, CDARS®, and money market accounts decreased thirty-three basis points, fifty-eight basis points, and thirty-one basis points, respectively. The increase of 1.82% in the rate on FHLB borrowings is due to the $924 thousand prepayment penalty on the early pay-off of the $20 million fixed-rate advance.

Table 3        Analysis of Changes in Net Interest Income

The following table analyzes the change in net interest income due to: 1) Volume-changes caused by increases or decreases in the average asset and liability balances; and 2) Yield/Rate-changes in average yields on earning assets and average rates on interest-bearing liabilities.

	2012 compared to 2011				2011 compared to 2010
(dollars in thousands)	Volume	Yield/Rate		Total [1]	Volume	Yield/Rate		Total [1]
Assets
Interest-bearing due from banks	$(17)	$9		$(8)	$113	$(34)		$79
Federal funds sold	—	—		—	(2)	—		(2)
Investment securities [2]	1,705	(925)		780	1,320	(839)		481
Loans [2]	2,186	(6,109)		(3,923)	3,536	3,836		7,372
Total interest-earning assets	3,874	(7,025)		(3,151)	4,967	2,963		7,930
Liabilities
Interest-bearing transaction accounts	27	(27)		—	33	8		41
Savings accounts	17	(27)		(10)	25	(31)		(6)
Money market accounts	48	(645)		(597)	48	(1,229)		(1,181)
CDARS® time deposits	(26)	(128)		(154)	(191)	(414)		(605)
Other time accounts	(58)	(188)		(246)	236	(417)		(181)
FHLB borrowings and overnight borrowings	(700)	(1,017)	[3]	(1,717)	(220)	1,001	[3]	781
Subordinated debenture	(67)	72		5	—	(2)		(2)
Total interest-bearing liabilities	(759)	(1,960)		(2,719)	(69)	(1,084)		(1,153)
Tax-equivalent net interest income	$4,633	$(5,065)		$(432)	$5,036	$4,047		$9,083

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
[3] Amounts includes a $924 thousand prepayment penalty in 2011 discussed in Note 8 of the consolidated financial statements of the 2012 Annual Report.

Page-34

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

Our provision for loan losses totaled $2.9 million in 2012 compared to $7.1 million in 2011, respectively. The decrease in the provision for loan losses is primarily due to fewer newly identified problem loans that have significant credit loss exposure. The 2011 provision for loan losses included $2.3 million related to the acquired loan portfolio, which did not recur in 2012. The allowance for loan losses of $13.7 million totaled 1.27% of loans at December 31, 2012, compared to 1.42% at December 31, 2011. The decline from prior year primarily relates to current year charge-offs of specific reserves established in 2011, as well as fewer newly identified problem loans that have significant credit loss exposure due to their well secured nature, as noted above. In addition, we have experienced a shift in the mix of loans toward those having a lower loss reserve factor. Net charge-offs in 2012 totaled $3.9 million compared to $4.8 million in the prior year. See the section captioned “Allowance for Loan Losses” below for further analysis of the provision for loan losses.

Non-interest Income

The table below details the components of non-interest income.

		Years ended		2012 compared to 2011		2011 compared to 2010
	December 31,			Amount	Percent	Amount	Percent
(dollars in thousands)	2012	2011	2010	Increase (Decrease)	Increase (Decrease)	Increase (Decrease)	Increase (Decrease)
Service charges on deposit accounts	$2,130	$1,836	$1,797	$294	16.0%	$39	2.2%
Wealth Management and Trust Services	1,964	1,834	1,521	130	7.1%	313	20.6%
Debit card interchange fees	1,015	845	486	170	20.1%	359	73.9%
Merchant interchange fees	739	353	578	386	109.3%	(225)	(38.9)%
Earnings on Bank-owned life insurance	762	752	690	10	1.3%	62	9.0%
Pre-tax bargain purchase gain	—	147	—	(147)	(100.0)%	147	NM
Other income	502	502	449	—	—%	53	11.8%
Total non-interest income	$7,112	$6,269	$5,521	$843	13.4%	$748	13.5%

2012 Compared with 2011:

When comparing 2012 to 2011, service charge income on deposit accounts increased due to higher business analysis fee income, reflecting a higher number of deposit accounts and a decrease in the earnings rate credit effective early in 2012.

The increase in Wealth Management and Trust Services ("WMTS") income was primarily due to acquisition of new accounts and customer relationships, as well as the appreciation of existing assets under management. As of December 31, 2012 and 2011, assets under management totaled approximately $285.4 million and $251.4 million, respectively.

The increase in debit card interchange fees is primarily attributable to a steady increase in volume of debit card usage, as well as an increase in new accounts. In June 2011, the FRB finalized a new regulation to restrict interchange fees charged for debit card transactions by banks with more than $10 billion in assets. Although we are exempt under the

Page-35

new rule, market pricing of the interchange fees may drive these revenues down. The effect on market pricing, if any, may take time to realize. Therefore, we cannot quantify the ultimate impact of this rule on such interchange fees.

The increase in merchant interchange fees is primarily due to a change in January 2012, whereby merchant interchange-related expenses are recorded in other expense rather than net of fees. In addition, merchant interchange fees increased due to higher merchant sales volume in 2012.

The slight increase in Bank-owned life insurance (“BOLI”) income in 2012 compared to 2011 is primarily due to additional income earned on $364 thousand in new policies purchased in February 2012.

2011 reflects the pre-tax bargain purchase gain of $147 thousand from the Acquisition.

Other income remained unchanged in 2012 when compared with 2011.

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

The increase in WMTS income was due to higher estate settlement fees and higher rates charged on corporate trust-related services in 2011, as well as an increase in the number of accounts and customer relationships. This was partially offset by volatility in the equity and bond markets which impacts the market value of trust assets and the related investment fees. As of December 31, 2011 and 2010, assets under management totaled approximately $251.4 million and $254.0 million, respectively.

The increase in debit card interchange fees was primarily attributable to a steady increase in volume of debit card usage, as well as new accounts from the Acquisition.

Merchant interchange fees decreased due to one-time billing adjustments that we incurred in 2010.

The increase in BOLI income in 2011 compared to 2010 was primarily due to additional income earned on $2.5 million in new policies purchased in late March 2011.

Other income increased due to higher credit card referral fees and check order income, relating to an increase in the number of customer accounts, as well as the gain on disposal of repossessed assets, safe deposit box rental income and wire fee income.

Page-36

Non-interest Expense

The table below details the components of non-interest expense. Our efficiency ratio (the ratio of non-interest expense divided by the sum of non-interest income and net interest income) totaled 55.04%, 54.62% and 55.20% in 2012, 2011 and 2010, respectively.

		Years ended		2012 compared to 2011		2011 compared to 2010
	December 31,			Amount	Percent	Amount	Percent
(dollars in thousands)	2012	2011	2010	Increase (Decrease)	Increase (Decrease)	Increase (Decrease)	Increase (Decrease)
Salaries and related benefits	$21,139	$20,211	$18,240	$928	4.6%	$1,971	10.8%
Occupancy and equipment	4,230	4,002	3,576	228	5.7%	426	11.9%
Depreciation and amortization	1,355	1,293	1,344	62	4.8%	(51)	(3.8)%
Federal Deposit Insurance Corporation	917	1,000	1,506	(83)	(8.3)%	(506)	(33.6)%
Data processing	2,514	2,690	1,916	(176)	(6.5)%	774	40.4%
Professional services	2,340	2,499	1,917	(159)	(6.4)%	582	30.4%
Other non-interest expense
Advertising	541	589	459	(48)	(8.1)%	130	28.3%
Impairment and amortization of core deposit intangible	—	725	—	(725)	(100)%	725	NM
Other expense	5,658	5,274	4,399	384	7.3%	875	19.9%
Total other non-interest expense	6,199	6,588	4,858	(389)	(5.9)%	1,730	35.6%
Total non-interest expense	$38,694	$38,283	$33,357	$411	1.1%	$4,926	14.8%

2012 Compared with 2011:

The increases in salaries and benefit expenses primarily reflects higher personnel costs associated with merit increase, new hires and higher incentive bonuses, as well as higher employee benefits. The number of average FTE totaled 233 in 2012 and 226 in 2011.

The increase in occupancy and equipment expenses is primarily due to higher rent and common area maintenance expenses related to the expansion of our headquarters, the relocation of our San Francisco and Tiburon branches and a full year rent for our new branch in Sonoma.

The increase in depreciation and amortization expenses in 2012 compared to the prior year is mainly due to the addition of the Sonoma branch in late 2011.

The decrease in FDIC insurance in 2012 compared to 2011 primarily reflects the revision to the FDIC insurance assessment base. In February 2011, as required by the Dodd-Frank Act, the FDIC approved a rule that changes the FDIC insurance assessment base from adjusted domestic deposits to a bank’s average consolidated total assets minus average tangible equity, defined as Tier 1 capital. While the new rule expanded the assessment base, it lowered assessment rates to between 2.5 and 9 basis points on the broader base for banks in the lowest risk category. The change was effective for the second quarter of 2011. Since we have a solid core deposit base and do not rely heavily on borrowings and brokered deposits, the benefit of the lower assessment rate significantly outweighed the effect of a wider assessment base.

Page-37

The decrease in data processing expenses primarily reflects the re-negotiation and execution of a new contract with our current data processing vendor that resulted in a reduction of our ongoing data processing expenses effective July 1, 2012, as well as the reduction in one-time expenses associated with the Acquisition in 2011.

Professional service expenses in 2012 decreased when compared to 2011. This is primarily due to $451 thousand of professional costs associated with the Acquisition in 2011 that did not recur in 2012, partially offset by an increase in internal audit fees in 2012, as well as the consulting costs related to the data processing contract re-negotiation.

Advertising expenses decreased in 2012, primarily due to higher 2011 franchise expansion-related expenses.

We recorded a core deposit intangible asset of $725 thousand at Acquisition, of which $683 thousand was written-off in the fourth quarter of 2011 and $42 thousand was amortized during 2011. The write-off was primarily due to higher than anticipated runoff of the acquired deposits and a significant decline in alternative funding costs since the Acquisition.

The increase in other expenses is primarily due to increases in merchant interchange-related expenses due to the reclassification to expense from income as discussed in the Non-Interest Income section above, as well as higher expenses relating to recruitment. The increases were partially offset by the 2011 write-off of certain facility and network fixed assets purchased from the FDIC related to the Acquisition settlement that did not recur in 2012.

2011 Compared with 2010:

The increase in salaries and benefits was primarily due to higher personnel-related costs associated with branch expansion, as well as annual merit increases. The number of average FTE totaled 226 and 201 in 2011 and 2010, respectively.

The increases in occupancy and equipment expense were mainly due to an increase in expenses related to branch expansion, including Napa, Sonoma and a full year of rent for our Santa Rosa branch, partially offset by a full year of cost savings from the relocation of our Corte Madera branch and leases re-negotiated at lower rates.

Depreciation and amortization expense decreased as 2010 reflected the accelerated amortization of leasehold improvements of our old Corte Madera branch when it relocated in July 2010.

The decrease in 2011 FDIC insurance expenses compared to 2010 reflects the revision to the FDIC insurance assessment base. The decrease in FDIC insurance also reflects the expiration of the FDIC optional Transaction Account Guarantee Program (“TAGP”) on December 31, 2010, which provided unlimited insurance coverage on non-interest-bearing transaction accounts. We elected to pay a 15 basis point surcharge per $100 covered balances in excess of $250 thousand from January to December 2010.

The increase in data processing expense was due to $455 thousand acquisition-related expenses, an annual contractual rate increase, as well as additional ongoing fees relating to a higher number of accounts.

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

Page-38

Provision for Income Taxes

The provision for income taxes totaled $10.9 million at an effective tax rate of 37.9% in 2012, compared to $9.2 million at an effective tax rate of 37.1% in 2011 and $8.2 million at an effective tax rate of 37.6% in 2010. The increases in both the provision for income taxes and the effective tax rate from 2011 and 2010 are primarily due to a higher level of pre-tax income in 2012. These provisions reflect accruals for taxes at the applicable rates for federal income tax and California franchise tax based upon reported pre-tax income, and adjusted for the effects of all permanent differences between income for tax and financial reporting purposes (such as earnings on qualified municipal securities, BOLI and certain tax-exempt loans). Therefore, there are normal fluctuations in the effective rate from period to period based on the relationship of net permanent differences to income before tax.

Bancorp and the Bank have entered into a tax allocation agreement which provides that income taxes shall be allocated between the parties on a separate entity basis. The intent of this agreement is that each member of the consolidated group will incur no greater tax liability than it would have incurred on a stand-alone basis.

We file a consolidated return in the U.S. Federal tax jurisdiction and a combined return in the State of California tax jurisdiction. Prior to the formation of Bancorp in 2007, the Bank filed in the U.S. Federal and California jurisdictions on a stand-alone basis. We are no longer subject to tax examinations by taxing authorities for years beginning before 2009 for U.S. Federal or before 2008 for California. There were no federal or state income tax examinations at the issuance of this report.

In 2012, the California Franchise Tax Board ("FTB") examined our 2009 and 2010 corporation income tax returns. We have received the final notice of proposed adjustments and paid $80 thousand in connection with the enterprise zone net interest deduction in the fourth quarter of 2012.

FINANCIAL CONDITION

Investment Securities

We maintain an investment securities portfolio to provide liquidity and to generate earnings on funds that have not been loaned to customers. Management determines the maturities and the types of securities to be purchased based on the liquidity level and the desire to attain a reasonable investment yield balanced with risk exposure. Table 6 shows the makeup of the securities portfolio by expected maturity at December 31, 2012 and 2011. Expected maturities differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties. We estimate and update expected maturity dates quarterly based on current prepayment speeds. Equity securities with a zero cost basis and a fair value of $1.1 million and $732 thousand at December 31, 2012 and 2011, respectively, are excluded from the following table because they do not have a stated maturity.

Page-39

Table 6 Investment Securities

	December 31, 2012				December 31, 2011
(dollars in thousands)				Weighted				Weighted
	Principal	Amortized	Fair	Average	Principal	Amortized	Fair	Average
Type and Maturity Grouping	Amount	Cost[1]	Value	Yield[2]	Amount	Cost[1]	Value	Yield[2]
Held-to-maturity
State and municipal
Due within 1 year	$5,755	$5,823	$5,824	0.85%	$3,428	$3,343	$3,367	2.25%
Due after 1 but within 5 years	57,415	60,435	61,065	2.63	25,006	24,819	24,931	3.73
Due after 5 but within 10 years	28,185	29,918	31,638	5.37	22,574	22,145	24,240	5.37
Due after 10 years	750	746	823	6.92	4,444	4,431	4,688	6.03
Total	92,105	96,922	99,350	1.70	55,452	54,738	57,226	4.49
Corporate bonds
Due after 1 but within 5 years	41,421	42,530	42,881	1.68	5,000	5,000	4,959	4.00
Total	41,421	42,530	42,881	1.68	5,000	5,000	4,959	4.00
Total held-to-maturity	133,526	139,452	142,231	2.86	60,452	59,738	62,185	4.45
Available-for-sale
MBS/CMOs issued by U.S. government agencies
Due within 1 year	4,731	4,807	4,828	2.58	6,810	6,710	6,846	5.15
Due after 1 but within 5 years	50,393	51,740	53,209	2.32	74,094	73,235	75,009	3.17
Due after 5 but within 10 years	42,787	43,941	45,205	2.56	18,227	18,169	18,901	3.55
Due after 10 years	8,038	8,399	8,555	3.19	7,822	7,814	8,101	3.84
Total	105,949	108,887	111,797	2.49	106,953	105,928	108,857	3.41
Debentures of government sponsored agencies
Due after 1 but within 5 years	10,000	10,462	10,690	1.51	8,000	8,000	8,050	1.53
Due after 10 years	10,000	10,000	9,899	1.49	---	---	---	---
Total	20,000	20,462	20,589	1.50	8,000	8,000	8,050	1.53
Privately issued CMOs
Due within 1 year	4,120	4,142	4,198	3.28	---	---	---	---
Due after 1 but within 5 years	11,709	11,409	11,472	3.68	10,953	10,905	10,770	3.81
Due after 5 but within 10 years	2,830	2,559	2,794	1.59	7,518	7,515	7,427	4.66
Due after 10 years	3,314	2,961	3,112	2.64	---	---	---	---
Total	21,973	21,071	21,576	3.18	18,471	18,420	18,197	4.15
Total available-for-sale	147,922	150,420	153,962	2.46	133,424	132,348	135,104	3.40
Total	$281,448	$289,872	$296,193	2.65%	$193,876	$192,086	$197,289	3.73%

1 Book value reflects cost, adjusted for accumulated amortization and accretion.
2 Yields on tax-exempt securities are presented on a tax-equivalent basis and weighted average calculation is based on amortized cost of securities.

The carrying amount of our investment securities portfolio, consisting primarily of mortgage-backed securities (“MBS”) issued or sponsored by the U.S. government agencies, corporate bonds and state and municipal securities, increased $98.6 million or 50.59% at December 31, 2012 due to a conscious effort to utilize our excess liquidity from deposit inflows that has not been deployed to lending. U.S. government agency MBS or CMO securities, which make up 38.1% and 55.9% of the portfolio at December 31, 2012 and 2011 respectively, increased $2.9 million in 2012. State and municipal securities, which represented 33.0% and 28.1% of the portfolio at December 31, 2012 and 2011 respectively, increased $42.2 million. See discussion in the section captioned “Securities May Lose Value due to Credit Quality of the Issuers” in Item 1A Risk Factors above. In 2012, we also purchased $37.7 million of corporate bonds which are

Page-40

rated A or better by at least one major rating agency. The weighted average maturity of the portfolio at December 31, 2012 was approximately four years.

As a member bank of Visa U.S.A., we hold 16,939 shares of Visa Inc. Class B common stock at a zero cost basis. These shares are restricted from resale until their conversion into Class A (voting) shares upon the termination of Visa Inc.'s covered litigation escrow account pending the final resolution of the Visa Inc. covered litigation. The fair value of the Class B common stock we own was $1.1 million as of December 31, 2012 based on the Class A as-converted rate of 0.4206.

Mortgage-backed securities in the portfolio at December 31, 2012 totaled $133.4 million, which consisted of $32.0 million residential mortgage and $21.7 million of commercial mortgage pass-through securities issued by FNMA, FHLMC or Government National Mortgage Association (“GNMA”), $58.1 million CMOs issued by FNMA, FHLMC, or GNMA and $21.6 million of privately issued CMOs. We generally invest in mortgage-backed securities with borrowers having strong credit scores and/or collateral compositions reflecting low loan-to-value ratios. Any investment securities in our portfolio that may be backed by sub-prime or Alt-A mortgages, which account for approximately 6.4% of our total security portfolio, relate to privately issued CMOs. See Note 3 to the Consolidated Financial Statements in Item 8 and Item 1A, Risk Factors, for more information on investment securities.

Loans

Table 7 Loans Outstanding by Type at December 31

(dollars in thousands)	2012	2011	2010	2009	2008
Commercial loans	$176,431	$175,790	$153,836	$164,643	$146,483
Real estate
Commercial owner-occupied	196,406	174,705	142,590	146,133	140,977
Commercial investor	509,006	446,425	383,553	332,752	326,193
Construction	30,665	51,957	77,619	91,289	121,981
Home equity	93,237	98,043	86,932	83,977	65,076
Other residential [1]	49,432	61,502	69,991	69,369	55,600
Installment and other consumer loans	18,775	22,732	26,879	29,585	34,234
Total loans	1,073,952	1,031,154	941,400	917,748	890,544
Allowance for loan losses	(13,661)	(14,639)	(12,392)	(10,618)	(9,950)
Total net loans	$1,060,291	$1,016,515	$929,008	$907,130	$880,594

[1] Our residential loan portfolio includes no sub-prime loans, nor is it our normal practice to underwrite loans commonly referred to as "Alt-A mortgages", the characteristics of which are loans lacking full documentation, borrowers having low FICO scores or collateral compositions reflecting high loan-to-value ratios. However, substantially all of our residential loans are indexed to Treasury Constant Maturity Rates and have provisions to reset five years after their origination dates.

Commercial loans increased $641 thousand in 2012 and increased $22.0 million in 2011. $14.5 million of the 2011 commercial loan growth represents the remaining balance of loans purchased from the Acquisition. The additional $7.5 million growth in 2011 was the result of our continued emphasis on commercial and industrial lending.

Commercial real estate loans increased $84.3 million in 2012 and $95.0 million in 2011. Of the commercial real estate loans at December 31, 2012, 72% are non-owner occupied and 28% are owner occupied. Our commercial real estate loan portfolio is weighted towards term loans for which the primary source of repayment is cash flow from net operating income of the real estate property. The following table summarizes our commercial real estate loan portfolio by the geographic location in which the property is located as of December 31, 2012 and 2011:

Page-41

Table 8 Commercial Real Estate Loans Outstanding by Geographic Location

	December 31, 2012		December 31, 2011
(dollars in thousands)	Amount	% of Commercial real estate loans	Amount	% of Commercial real estate loans
Marin	$269,946	38.3%	$245,107	39.5%
Sonoma	126,852	18.0	95,697	15.4
San Francisco	93,689	13.3	102,486	16.5
Alameda	42,989	6.1	35,886	5.8
Contra Costa	9,542	1.4	8,054	1.3
Napa	55,391	7.8	46,221	7.4
Sacramento	9,787	1.4	10,446	1.7
Other	97,216	13.7	77,233	12.4
Total	$705,412	100.0%	$621,130	100.0%

Construction loans decreased $21.3 million and $25.7 million in 2012 and 2011, respectively, primarily due to a slow-down in construction activities, the successful completion and sell-through of construction development projects booked in prior years, as well as a conscious effort to reduce our concentration in construction loans. Table 9 below shows an analysis of construction loans by type and location.

Table 9 Construction Loans Outstanding by Type and Geographic Location

(dollars in thousands)	December 31, 2012		December 31, 2011
Construction loans by type (dollars in thousands)	Amount	% of Construction Loans	Amount	% of Construction Loans
1-4 Single family residential	$5,824	19.0%	$12,472	24.0%
Apartments and multifamily	—	—	4,907	9.4
Commercial real estate	6,112	19.9	1,136	2.2
Land - improved	16,840	54.9	23,458	45.1
Land - unimproved	1,889	6.2	9,502	18.3
Residence - secondary	—	—	351	0.7
Tenants-in-common development	—	—	131	0.3
Total	$30,665	100.0%	$51,957	100.0%

Construction loans by geographic location (dollars in thousands)	Amount	% of Construction Loans	Amount	% of Construction Loans
Marin	$2,533	8.2%	$11,048	21.3%
Sonoma	3,959	12.9	4,545	8.7
San Francisco	17,311	56.5	29,281	56.4
Alameda	735	2.4	1,056	2.0
Contra Costa	—	—	265	0.5
Napa	169	0.6	800	1.5
Riverside	5,230	17.0	4,925	9.5
Other	728	2.4	37	0.1
Total	$30,665	100.0%	$51,957	100.0%

Page-42

Home equity lines of credit decreased $4.8 million to $93.2 million in 2012, primarily due to fewer lines being boarded over the year. Other residential real estate loans decreased $12.1 million in 2012, primarily due to our de-emphasis on tenants-in-common residential lending.

Approximately 85% of our outstanding loans are secured by real estate at both December 31, 2012 and 2011. At December 31, 2012, approximately 5% of our commercial real estate loans and 19% of our residential real estate loans contain an interest-only feature as part of the loan terms. Approximately 59% of the interest-only commercial real estate loans and 100% of the interest-only residential real estate loans are considered to have low credit risk (graded “Pass”) and are current with their payments. Also see Item 1A, Risk Factors, regarding our loan concentration risk. As of December 31, 2012, approximately $18.1 million of our loans have interest reserves, all of which are construction loans. When we determine a loan is impaired before the interest reserve has been depleted, the interest funded by the interest reserve is applied against loan principal. As of December 31, 2012, no construction loans having interest reserve balances were determined to be impaired.

Variable-rate loans at their established interest rate floors or ceilings are included as fixed-rate loans in the following table. Table 10 shows a shift towards fixed-rate loans in 2012 when compared to 2011 as: 1) variable-rate loans continued to re-price down to their floor rates in a low-interest rate environment and 2) new fixed-rate loans were originated in 2012. The large majority of the variable-rate loans are tied to independent indices (such as the Wall Street Journal prime rate or a Treasury Constant Maturity Rate). Most loans with an original term of more than five years have provisions for the fixed rates to reset, or convert to a variable rate, after one, three or five years.

Table 10 Loan Portfolio Maturity Distribution and Interest Rate Sensitivity

	December 31, 2012				December 31, 2011
	Fixed	Variable			Fixed	Variable
(dollars in thousands)	Rate	Rate	Total	Percent	Rate	Rate	Total	Percent
Due within 1 year	$128,496	$76,213	$204,709	19.1%	$126,443	$106,002	$232,445	22.5%
Due after 1 but within 5 years	201,833	25,655	227,488	21.2	213,560	32,650	246,210	23.9
Due after 5 years	641,755	—	641,755	59.7	552,499	—	552,499	53.6
Total	$972,084	$101,868	$1,073,952	100.0%	$892,502	$138,652	$1,031,154	100.0%
Percentage	90.5%	9.5%	100.0%		86.6%	13.4%	100.0%

Allowance for Loan Losses

Credit risk is inherent in the business of lending. As a result, we maintain an allowance for loan losses to absorb losses inherent in our loan portfolio through a provision for loan losses charged against earnings. All specifically identifiable and quantifiable losses are charged off against the allowance. The balance of our allowance for loan losses is Management's best estimate of the remaining probable losses inherent in the portfolio. The ultimate adequacy of the allowance is dependent upon a variety of factors beyond our control, including the real estate market, changes in interest rates and economic and political environments. Based on the current conditions of the loan portfolio, Management believes that the $13.7 million allowance for loan losses at December 31, 2012 is adequate to absorb losses inherent in our loan portfolio. No assurance can be given, however, that adverse economic conditions or other circumstances will not result in increased losses in the portfolio.

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

The first component, the specific allowance, results from the analysis of identified problem credits and the evaluation of sources of repayment including collateral, as applicable. Through Management's ongoing loan grading process and credit monitoring process, individual loans are identified that have conditions that indicate the borrower may be unable to pay all amounts due under the contractual terms. These loans are evaluated individually for impairment by Management and specific allowances for loan losses are established when the fair value of the impaired loan is less than the recorded investment in the loan. PCI loans are considered impaired when they experience credit deterioration,

Page-43

i.e. the amount of cash flows expected to be collected decreases. For loans determined to be impaired, the extent of the impairment is measured 1) based on the present value of expected future cash flows discounted at the loan's effective interest rate at origination for originated loans (or discounted at the effective yield for PCI loans); 2) based on the loan's observable market price; or 3) based on the fair value of the collateral, if the loan is collateral dependent. Generally with problem credits that are collateral-dependent, we obtain appraisals of the collateral at least annually and evaluate quarterly. Impaired loan balances increased from $20.1 million at December 31, 2011 to $30.3 million at December 31, 2012. The increase in impaired loans is primarily the result of two problem borrowing relationships and new troubled debt restructurings in 2012. The specific allowance decreased from $2.9 million at December 31, 2011 to $2.4 million at December 31, 2012. The decrease in the specific allowance primarily relates to the charge-offs of the uncollectible portion of impaired loans in 2012, as certain impaired loans at December 31, 2011 were awaiting resolution of pending events before a determination could be made as to whether or not the loan should be charged-off. In addition, the newly identified impaired loans in 2012 are well secured and therefore do not require significant specific reserves. Lastly, we removed certain specific allowances on formerly impaired loans as they went back to accrual status in 2012.

The second component, the allowance factor, is an estimate of the probable inherent losses in each loan pool stratified by major segments or loans with similar characteristics in our loan portfolio. This analysis encompasses our entire loan portfolio, but excludes any loans that were analyzed individually for specific allowances as discussed above and excludes acquired non-PCI loans where the discount has not been fully accreted. This analysis also includes loan types and economic and business conditions unique to each segment, including the Bank's own loss history. For loans graded “Substandard” and not already evaluated for impairment in the first component analysis above, they are also assigned an allowance factor. Confirmation of the quality of our grading process is obtained by independent reviews conducted by consultants specifically hired for this purpose at least annually and by various bank regulatory agencies. There are limitations to any credit risk grading process. The number of loans makes it impractical to review every loan at every reporting date. Therefore, it is possible that in the future some currently performing loans not recently graded will not be as strong as their last grading and an insufficient portion of the allowance will have been allocated to them. Grading and loan review often must be done without knowing whether all relevant facts are at hand. Troubled borrowers may deliberately or inadvertently omit important information from reports or conversations with lending officers regarding their financial condition and the diminished strength of repayment sources.

The total amount allocated for the second component is determined by applying loss estimation factors to outstanding loan types. At December 31, 2012 and 2011, the allowance allocated for the second component by categories of credits totaled $8.0 million and $8.5 million, respectively. The decrease is primarily due to the continued runoff of our construction loan portfolio, which has a higher loan loss reserve factors. In addition, loans graded “Substandard” decreased to $36.9 million at December 31, 2012 from $63.2 million at December 31, 2011.

The third component of the allowance for loan losses is an economic component that is not allocated to specific loans or groups of loans, but rather is intended to absorb losses caused by portfolio trends, concentration of credit, growth, and economic trends. This is Management's best estimate of the probable impact that economic changes may have on the loan portfolio as a whole. The general valuation allowance, including the economic component and unallocated allowance, increased from $3.2 million at December 31, 2011 to $3.3 million at December 31, 2012 due to loan growth. Management proactively evaluates economic and other qualitative loss factors used to determine the adequacy of the allowance for loan losses. After assessing the economic outlook, Management did not revise the economic loss factor in 2012 nor in 2011 due to limited signs of economic recovery. The economy has improved, although the rate of recovery has been slow due to the persistently high unemployment rate and restrained spending by consumers and businesses.

Page-44

Table 11 shows the allocation of the allowance by loan type as well as the percentage of total loans in each of the same loan types.

Table 11 Allocation of Allowance for Loan Losses

	December 31, 2012		December 31, 2011		December 31, 2010		December 31, 2009		December 31, 2008
		Loans as		Loans as		Loans as		Loans as		Loans as
	Allowance	percent	Allowance	percent	Allowance	percent	Allowance	percent	Allowance	percent
	balance	of total	balance	of total	balance	of total	balance	of total	balance	of total
(dollars in thousands)	allocation	loans	allocation	loans	allocation	loans	allocation	loans	allocation	loans
Commercial loans	$4,100	16.4%	$4,334	17.1%	$3,114	16.3%	$2,544	17.9%	$2,306	16.5%
Real Estate
Commercial, owner-occupied	1,313	18.3	1,305	16.9	1,037	15.2	1,006	15.9	978	15.8
Commercial, investor	4,372	47.4	3,710	43.3	4,134	40.7	3,000	36.3	2,933	36.7
Construction	611	2.9	1,505	5.0	1,694	8.3	1,832	9.9	2,118	13.6
Home Equity	1,264	8.7	1,444	9.5	643	9.2	586	9.2	453	7.3
Other residential	551	4.6	940	6.0	738	7.4	734	7.6	588	6.2
Installment and other consumer	1,231	1.7	1,182	2.2	835	2.9	662	3.2	563	3.9
Unallocated allowance	219	N/A	219	N/A	197	N/A	254	N/A	11	N/A
Total allowance for loan losses	$13,661		$14,639		$12,392		$10,618		$9,950
Total percent		100%		100%		100%		100%		100%
The allowance for loan losses as a percentage of loans totaled 1.27% at December 31, 2012, compared to 1.42% at December 31, 2011. The decrease in the allowance for loan losses as a percentage of loans reflects current year charge-offs of specific reserves established in 2011, as well as fewer newly identified problem loans that have significant credit loss exposure due to their well secured nature. In addition, we have experienced a shift in the mix of loans toward those having a lower loss reserve factor and fewer loans graded "Substandard".

Table 12 shows the activity in the allowance for loan losses for each of the years in the five-year period ended December 31, 2012. Net charge-offs totaled $3.9 million and $4.8 million in 2012 and 2011, respectively. The decrease primarily relates to $1.5 million of charge-offs related to the acquired loans in 2011. 2012 net charge-offs reflected $2.2 million in charge-offs related to one commercial real estate borrowing relationship based on recent appraisal of the collateral. The 2011 net charge-offs have stemmed primarily from unsecured commercial loans, as well as commercial loans secured by real estate where the property value have declined. Net charge-offs of construction loans in 2010 have stemmed primarily from the land development and single-family residential construction projects in Oregon and Sonoma County, California, where property values have been affected more significantly than in our core market of Marin County. The percentage of net charge-offs to average loans was 0.38% in 2012, compared to 0.49% in 2011 and 0.38% in 2010, reflecting the factors discussed above.

Page-45

Table 12 Allowance for Loan Losses at December 31

(dollars in thousands)	2012	2011	2010	2009	2008
Beginning balance	$14,639	$12,392	$10,618	$9,950	$7,575
Provision for loan losses	2,900	7,050	5,350	5,510	5,010
Loans charged off
Commercial	(892)	(3,306)	(643)	(1,552)	(1,100)
Real Estate
Commercial	(2,595)	(113)	(47)	(9)	—
Construction	(373)	(473)	(2,628)	(3,046)	(1,508)
Home equity	(382)	(554)	(150)	(96)	—
Other residential	(196)	—	—	—	—
Installment and other consumer	(122)	(456)	(318)	(659)	(72)
Total	(4,560)	(4,902)	(3,786)	(5,362)	(2,680)
Loan loss recoveries
Commercial	541	57	95	52	24
Real Estate
Commercial	5	4	—	—	—
Construction	122	9	95	397	—
Home equity	12	13	—	—	—
Other residential	—	—	—	—	—
Installment and other consumer	2	16	20	71	21
Total	682	99	210	520	45
Net loans charged off	(3,878)	(4,803)	(3,576)	(4,842)	(2,635)
Ending balance	$13,661	$14,639	$12,392	$10,618	$9,950

Total loans outstanding at end of year, before deducting allowance for loan losses	$1,073,952	$1,031,154	$941,400	$917,748	$890,544

Average total loans outstanding during year	$1,023,165	$984,211	$929,755	$910,456	$798,369

Ratio of allowance for loan losses to total loans at end of year	1.27%	1.42%	1.32%	1.16%	1.12%

Net charge-offs to average loans	0.38%	0.49%	0.38%	0.53%	0.33%

Ratio of allowance for loan losses to net charge-offs	352.3%	304.8%	346.5%	219.3%	377.6%

Non-performing assets for each of the past five years are presented below. The increase in non-accrual loans from 2011 to 2012 primarily reflects: 1) one borrowing relationship where the collateral is in the process of gradual liquidation and 2) a commercial real estate loan that has been written down to the appraised value of the collateral. The increase in impaired loans from 2011 to 2012 is also due to new troubled debt restructurings in 2012. The increase in impaired loans from 2010 to 2011 was primarily due to newly identified TDR loans, as well as PCI loans that have experienced credit deterioration post-Acquisition. The ratio of allowance for loan losses to non-accrual loans decreased from 122.3% at December 31, 2011 to 77.4% at December 31, 2012, as fewer newly identified problem loans have significant credit loss exposure due to their well secured nature. There was no other real estate owned at the end of the years presented.

Page-46

Table 13     Non-performing Assets at December 31

(dollars in thousands)	2012	2011	2010	2009	2008
Non-accrual loans:
Commercial	$4,893	$2,955	$2,486	$910	$145
Real Estate
Commercial, owner-occupied	1,403	2,033	632	3,722	—
Commercial, investor	6,843	741	—	—	—
Construction	2,239	3,014	9,297	6,520	5,804
Home equity line of credit	545	766	—	100	288
Other residential	1,196	1,942	148	—	—
Installment and other consumer	533	519	362	313	455
Total non-accrual loans	17,652	11,970	12,925	11,565	6,692
Repossessed personal properties	35	25	135	96	—
Total non-performing assets	17,687	11,995	13,060	11,661	6,692

Accruing restructured loans:
Commercial	4,577	2,741	—	49	—
Real Estate
Construction	1,929	290	—	—	—
Home Equity	648	279	259	—	—
Other residential	2,116	1,464	—	—	—
Installment and other consumer	1,515	1,552	925	566	119
Total accruing restructured loans	10,785	6,326	1,184	615	119

Accreting impaired PCI loans:
Commercial real estate[1]	1,866	1,710	—	—	—
Commercial[1]	—	139	—	—	—
Total accreting impaired PCI loans	1,866	1,849	—	—	—

Total impaired loans	$30,303	$20,145	$14,109	$12,180	$6,811

Allowance for loan losses to non-accrual loans at period end	77.4%	122.3%	95.9%	91.8%	148.7%

Non-accrual loans to total loans	1.64%	1.16%	1.37%	1.26%	0.75%

[1] The expected cash flows on these PCI loans declined post-Acquisition, yet continue to accrete interest based on the revised expected cash flows.

Troubled debt restructured loans, whose contractual terms have been restructured in a manner which grants a concession to a borrower experiencing financial difficulties, totaled $18.3 million and $10.7 million as of December 31, 2012 and 2011, respectively. For more information, refer to Note 4 under “Troubled Debt Restructuring”.

Other Assets

In December 2009, the FDIC required banks to prepay their regular insurance premiums for 2010 through 2012. If an institution has a prepayment amount remaining after that period, the excess will be refunded in 2013. Other assets included $1.3 million and $2.2 million of prepaid FDIC assessments at December 31, 2012 and 2011, respectively. Each quarter through 2012, the prepaid insurance asset balance was reduced by the FDIC insurance expense that is applicable to that quarter.

BOLI totaled $22.7 million at December 31, 2012, compared to $21.6 million at December 31, 2011, and is recorded in other assets. Other assets also includes net deferred tax assets of $6.7 million and $7.0 million at December 31, 2012 and 2011, respectively. These deferred tax assets consist primarily of tax benefits expected to be realized in future periods related to temporary differences of allowance for loan losses, depreciation, state tax, stock-based compensation and deferred compensation. Management believes these assets to be realizable due to our consistent record of earnings and the expectation that earnings will continue at a level adequate to realize such benefits.

Page-47

In addition, we held $6.0 million and $5.4 million of FHLB stock recorded at cost in other assets at December 31, 2012 and 2011, respectively. The FHLB paid $52 thousand and $12 thousand in cash dividends in 2012 and 2011, respectively. On February 20, 2013, FHLB declared a cash dividend for the fourth quarter of 2012 at an annualized dividend rate of 0.50%.

Deposits

Deposits, which are used to fund our interest earning assets, increased $50.3 million, or 4.2%, in 2012. The increase in deposits from the prior year reflects growth in most deposit categories, except for CDARS® time deposits, which decreased $30.9 million and is expected to decline in 2013 as we deemphasize this product. Failures in a large number of banks have led to increased customer concern over safety and soundness rather than yield. We believe that we have successfully attracted new deposits due to our financial soundness, our personalized customer service, and our focus on relationship-building and cross-selling. The economic downturn also appears to have impacted the general public's investment behavior, as evidenced by a national trend of increasing household savings and movement away from higher-risk equity investments. No individual customer accounted for more than 5% of deposits.

Table 14 shows the relative composition of our average deposits for the years 2012, 2011 and 2010.

Table 14 Distribution of Average Deposits

			Years ended December 31,
	2012		2011		2010
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Non-interest bearing	$406,861	32.4%	$347,682	30.5%	$263,742	26.4%
Interest bearing transaction	152,778	12.1	125,316	11.0	98,168	9.8
Savings	86,670	6.9	69,792	6.1	51,738	5.2
Money market	436,281	34.7	405,726	35.6	390,575	39.0
CDARS®	30,016	2.4	39,514	3.5	71,432	7.1
Other Time deposits
Less than $100,000	50,533	4.0	46,686	4.1	43,069	4.3
$100,000 or more	93,573	7.5	105,180	9.2	81,562	8.2
Total other time deposits	144,106	11.5	151,866	13.3	124,631	12.5
Total Average Deposits	$1,256,712	100.0%	$1,139,896	100.0%	$1,000,286	100.0%

Table 15 below shows the maturity groupings for time deposits of $100,000 or more, including CDARS® deposits at December 31, 2012, 2011 and 2010.

Table 15 Maturities of Time Deposits of $100,000 or more at December 31

	December 31,
(in thousands)	2012	2011	2010
Three months or less	$33,783	$66,999	$77,173
Over three months through six months	17,557	23,704	24,135
Over six months through twelve months	20,708	28,913	35,713
Over twelve months	42,636	31,982	18,699
Total	$114,684	$151,598	$155,720

Borrowings

We currently have $321.3 million in secured lines of credit with FHLB, $30.1 million with Federal Reserve Bank of San Francisco (“FRBSF”) and $87.0 million in unsecured lines with correspondent banks to cover any short or long-term borrowing needs. As of December 31, 2012, we had one FHLB fixed-rate advance outstanding totaling $15 million,

Page-48

leaving $306.3 million available borrowing capacity with FHLB. The FRBSF and correspondent bank lines were not utilized at December 31, 2012. For additional information, see Note 8 to the Consolidated Financial Statements in Item 8 of this Form 10-K.

Deferred Compensation Obligations

We maintain a non-qualified, unfunded deferred compensation plan for certain key management personnel. Under this plan, participating employees may defer compensation, which will entitle them to receive certain payments for up to fifteen years commencing upon retirement, death, disability, or termination of employment. The participating employee may elect to receive payments over periods not to exceed fifteen years. At December 31, 2012 and 2011, both our aggregate payment obligations under this plan totaled $2.7 million.

We established a Salary Continuation Plan on January 1, 2011. The plan was to provide a percentage of salary continuation benefits to a select group of executive Management upon retirement at age sixty-five and reduced benefits upon early retirement.  At December 31, 2012, our liability under the Salary Continuation Plan was $326 thousand recorded in interest payable and other liabilities. This Plan is unfunded and non-qualified for tax purposes and for purposes of Title I of the Employee Retirement Income Security Act of 1974.

For additional information, see Note 11 to the Consolidated Financial Statements in Item 8 of this Form 10-K.

Off Balance Sheet Arrangements

We make commitments to extend credit in the normal course of business to meet the financing needs of our customers. For additional information, see Note 17 to the Consolidated Financial Statements in Item 8 of this Form 10-K.

Commitments

The following is a summary of our contractual commitments as of December 31, 2012.

Table 16 Contractual Commitments at December 31, 2012

	Payments due by period
(in thousands)	<1 year	1-3 years	4-5 years	>5 years	Total
Operating leases	$2,911	$5,687	$5,950	$12,109	$26,657
Federal Home Loan Bank borrowings	---	---	---	15,000	15,000
Total	$2,911	$5,687	$5,950	$27,109	$41,657

The contractual amount of loan commitments not reflected on the consolidated statement of condition was $250.8 million and $276.8 million at December 31, 2012 and 2011, respectively.

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

Capital Adequacy

As discussed in Note 16 to the Consolidated Financial Statements, the Bank's capital ratios are above regulatory guidelines to be considered "well capitalized" and Bancorp's ratios exceed the required minimum ratios for capital adequacy purposes. The Bank's total risk-based capital ratio increased from 12.89% at December 31, 2011 to 13.60% at December 31, 2012, primarily due to the accumulation of net income of the Bank in 2012 of $18.2 million, partially

Page-49

offset by the repayment of $5 million in subordinated debentures, as well as growth in total risk-weighted assets, driven mainly by increases in the loan portfolio and investment securities. Bancorp's total risk-based capital ratio increased from 13.13% at December 31, 2011 to 13.71% at December 31, 2012, primarily due to the accumulation of net income of Bancorp of $17.8 million in 2012, net of $3.8 million in dividends paid to stockholders.

We expect to maintain strong capital levels. Our potential sources of capital include future earnings and shares issued upon the exercise of stock options. In addition, the warrant to purchase 155,487 shares of our common stock remains outstanding. The warrant, if exercised, would provide us with $4.2 million additional Tier 1 capital.

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

We must attract and retain new deposits, which depends upon the variety and effectiveness of our customer account products, service and convenience, and rates paid to customers, as well as our financial strength. Any long-term decline in retail deposit funding would adversely impact our liquidity. The Transaction Account Guarantee ("TAG") program, which fully insured non-interest bearing transactions, expired on December 31, 2012. We do not anticipate a significant impact on our liquidity from the expiration of TAG. We do have borrowing capacity through FHLB and FRB that can be drawn upon. Management anticipates our current strong liquidity position and our core deposit base will provide adequate liquidity to fund our operations. If we were to rely on Federal funds purchased or FHLB advances in the future, we expect to have the ability to post adequate collateral for such funding requirements.

As presented in the accompanying consolidated statements of cash flows, the sources of liquidity vary between periods. Our cash and cash equivalents at December 31, 2012 totaled $28.3 million, a decrease of $101.4 million from December 31, 2011. The primary uses of funds were $160.7 million in investment securities purchases, $43.2 million of loan originations, net of principal collections, $20.0 million to repay an FHLB borrowing and $5.0 million to repay a subordinated debenture. The primary sources of funds during 2012 included a $50.3 million increase in net deposits, $58.4 million in pay-downs and maturities of investment securities and $20.8 million in net cash provided by operating activities.

At December 31, 2012, our cash and cash equivalents and unpledged available-for-sale securities with estimated maturities within one year totaled $37.4 million. The remainder of the unpledged available-for-sale securities portfolio of $144.9 million provides additional liquidity. These liquid assets equaled 12.7% of our assets at December 31, 2012, compared to 18.7% at December 31, 2011.

We anticipate that cash and cash equivalents on hand and other sources of funds will provide adequate liquidity for our operating, investing and financing needs and our regulatory liquidity requirements for the foreseeable future. Management monitors our liquidity position daily, balancing loan funding/payments with changes in deposit activity and overnight investments. Our emphasis on local deposits combined with our well capitalized equity position, provides a very stable funding base. In addition to cash and cash equivalents, we have substantial additional borrowing capacity including unsecured lines of credit totaling $87.0 million with correspondent banks.  Further, we have pledged a certain residential loan portfolio to secure our borrowing capacity with the FRB, which totaled $30.1 million at December 31, 2012.  As of December 31, 2012, there is no debt outstanding to correspondent banks or the FRB. We are also a member of the FHLB and have a line of credit (secured under terms of a blanket collateral agreement by a pledge of essentially all of our financial assets) in the amount of $321.3 million, of which $306.3 million was available at

Page-50

December 31, 2012. Borrowings under the line are limited to eligible collateral. The interest rates on overnight borrowings with both correspondent banks and the FHLB are determined daily and generally approximate the Federal Funds target rate.

Undisbursed loan commitments, which are not reflected on the consolidated statements of condition, totaled $250.8 million at December 31, 2012 at rates ranging from 1.75% to 18.00%. This amount included $141.8 million under commercial lines of credit (these commitments are contingent upon customers maintaining specific credit standards), $72.6 million under revolving home equity lines, $12.4 million under undisbursed construction loans, $14.6 million under standby letters of credit, and a remaining $9.4 million under personal and other lines of credit. These commitments, to the extent used, are expected to be funded primarily through the repayment of existing loans, deposit growth and existing balance sheet liquidity. Over the next twelve months $102.0 million of time deposits will mature. We expect these funds to be replaced with new time deposits.

Since Bancorp is a holding company and does not conduct regular banking operations, its primary sources of liquidity are dividends from the Bank. Under the California Financial Code, payment of a dividend from the Bank to Bancorp without advance regulatory approval is restricted to the lesser of the Bank’s retained earnings or the amount of the Bank’s undistributed net profits from the previous three fiscal years. The primary uses of funds for Bancorp are shareholder dividends and ordinary operating expenses.  Bancorp held $1.3 million of cash at December 31, 2012. Bancorp obtained a dividend distribution from the Bank of $5.0 million in February of 2013, which is anticipated to be sufficient to meet Bancorp's funding requirements through the next twelve months.

ITEM 7A.     Quantitative and Qualitative Disclosure about Market Risk

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

From time to time, we enter into certain interest rate swap contracts designated as fair value hedges to mitigate the changes in the fair value of specified long-term fixed-rate loans and firm commitments to enter into long-term fixed-rate loans caused by changes in interest rates. See Note 15 to the Consolidated Financial Statements in Item 8 of this Form 10-K.

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

Since 2009, there has been no change to the Federal funds target rate, which has been kept at a historic low level of 0-0.25%. The Bank currently has low interest rate risk and is slightly asset sensitive. The Bank is less asset sensitive than at December 31, 2011, primarily because interest-rate-sensitive short-term liquidity decreased and more fixed rate loans and securities were added in 2012. As shown in Table 17 below, if the market rates rise by more than 200 basis points, we expect asset sensitivity to increase as most of our loans with interest rates on floors will start to float again as loans reprice and net interest income will increase. We have mitigated earnings sensitivity to a certain extent through the procurement of a fixed-rate borrowing from the FHLB and interest rate swaps.

Page-51

In the following simulation of NII under various interest rate scenarios, the simplified statement of condition is processed against four interest rate change scenarios, in 100 basis point increments. Each of these scenarios assumes that the change in interest rates is immediate and interest rates remain at the new levels. For modeling purposes, the likelihood of a decrease in interest rates beyond 25 basis points as of December 31, 2012 was considered to be remote given prevailing low interest rate levels. Therefore, a reduction-in-rate scenario is not considered in the following table at December 31, 2012. However, the Bank's net interest margin is expected to decline slightly in a flat rate environment as maturing/repricing loans and securities are reinvested at today's lower rates. In addition, market rates for loans have been falling under pressure from the competition.

Table 17 summarizes the effect on NII due to changing interest rates as measured against the flat rate scenario.

Table 17 Effect of Interest Rate Change on Net Interest Income at December 31, 2012

Changes in Interest Rates (in basis points)	Estimated change in NII (as percent of NII)
up 400	3.5%
up 300	2.2%
up 200	1.1%
up 100	0.2%

The above table estimates the impact of interest rate changes. The estimated changes are within our policy guidelines established by ALCO and the Board of Directors. The table indicates that at December 31, 2012, we were less asset sensitive in a rising interest rate environment compared to December 31, 2011. The results shown reflect a lag in the upward re-pricing of loans due to loans on floors.

As stated previously in the section captioned "Supervision and Regulation" in Item 1 Business of this report, the Dodd-Frank Act repealed the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transactions and other accounts beginning July 21, 2011. We have not incurred significant interest expense on business transaction accounts since the legislation took effect in July 2011. If we were to pay interest on certain deposits that are currently non-interest bearing, causing these deposits to become rate sensitive in the future, we will become less asset sensitive than the model currently indicates.

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

Page-52

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Bank of Marin Bancorp

We have audited the accompanying consolidated statements of condition of Bank of Marin Bancorp and subsidiary (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of comprehensive income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2012. We also have audited the Company's internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's Management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting and Compliance with Applicable Laws and Regulations. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bank of Marin Bancorp and subsidiary as of December 31, 2012 and 2011, and the consolidated results of their operations and their cash flows each of the three years in the period ended December 31, 2012, in conformity with generally accepted accounting principles in the United States of America. Also in our opinion, Bank of Marin Bancorp maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Moss Adams LLP
Stockton, California
March 14, 2013

Page-53

504 Redwood Blvd, Suite 100
Novato, CA 94947

March 14, 2013

To the Stockholders:

Management's Report on Internal Control over Financial Reporting and Compliance with Applicable Laws and Regulations

Management of the Bank of Marin Bancorp and its subsidiary (”Bancorp”) is responsible for preparing the Bancorp's annual consolidated financial statements in accordance with generally accepted accounting principles. Management is also responsible for establishing and maintaining internal control over financial reporting, including controls over the preparation of regulatory financial statements, and for complying with the designated safety and soundness laws and regulations pertaining to insider loans and dividend restrictions. Bancorp's internal control contains monitoring mechanisms, and actions are taken to correct deficiencies identified.

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

Management has assessed Bancorp's internal control over financial reporting encompassing both financial statements prepared in accordance with generally accepted accounting principles and those prepared for regulatory reporting purposes as of December 31, 2012. The assessment was based on criteria for effective internal control over financial reporting described in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, Management believes that, as of December 31, 2012, Bancorp maintained effective internal control over financial reporting encompassing both financial statements prepared in accordance with generally accepted accounting principles and those prepared for regulatory reporting purposes in all material respects. Management also believes that Bancorp complied with the designated safety and soundness laws and regulations pertaining to insider loans and dividend restrictions during 2012.

Management's assessment of the effectiveness of Bancorp's internal control over financial reporting as of December 31, 2012 has been audited by Moss Adams LLP, an independent registered public accounting firm, which expresses an unqualified opinion as stated in their report which appears on the previous page.

/s/ Russell A. Colombo
Russell A. Colombo, President and Chief Executive Officer

/s/ Christina J. Cook
Christina J. Cook, EVP and Chief Financial Officer

Page-54

BANK OF MARIN BANCORP CONSOLIDATED STATEMENTS OF CONDITION
at December 31, 2012 and 2011

(in thousands, except share data)	December 31, 2012	December 31, 2011
Assets
Cash and due from banks	$28,349	$127,732
Short-term investments	—	2,011
Cash and cash equivalents	28,349	129,743
Investment securities
Held to maturity, at amortized cost	139,452	59,738
Available for sale (at fair value; amortized cost $150,420 and $132,348 at December 31, 2012 and December 31, 2011, respectively)	153,962	135,104
Total investment securities	293,414	194,842
Loans, net of allowance for loan losses of $13,661 and $14,639 at December 31, 2012 and December 31, 2011, respectively	1,060,291	1,016,515
Bank premises and equipment, net	9,344	9,498
Interest receivable and other assets	43,351	42,665
Total assets	$1,434,749	$1,393,263

Liabilities and Stockholders' Equity
Liabilities
Deposits
Non-interest bearing	$389,722	$359,591
Interest bearing
Transaction accounts	169,647	134,673
Savings accounts	93,404	75,617
Money market accounts	443,742	434,461
CDARS® time accounts	15,718	46,630
Other time accounts	141,056	152,000
Total deposits	1,253,289	1,202,972
Federal Home Loan Bank borrowings	15,000	35,000
Subordinated debenture	—	5,000
Interest payable and other liabilities	14,668	14,740
Total liabilities	1,282,957	1,257,712

Stockholders' Equity
Preferred stock, no par value, Authorized - 5,000,000 shares, none issued	—	—
Common stock, no par value, Authorized - 15,000,000 shares; Issued and outstanding - 5,389,210 and 5,336,927 at December 31, 2012 and December 31, 2011, respectively	58,573	56,854
Retained earnings	91,164	77,098
Accumulated other comprehensive income, net	2,055	1,599
Total stockholders' equity	151,792	135,551
Total liabilities and stockholders' equity	$1,434,749	$1,393,263

The accompanying notes are an integral part of these consolidated financial statements.

Page-55

BANK OF MARIN BANCORP CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
for the fiscal years ended December 31, 2012, 2011 and 2010

	Years ended
(in thousands, except per share amounts)	December 31, 2012	December 31, 2011	December 31, 2010
Interest income
Interest and fees on loans	$59,403	$63,479	$56,239
Interest on investment securities
Securities of U.S. government agencies	3,195	3,478	3,234
Obligations of state and political subdivisions	1,789	1,299	1,146
Corporate debt securities and other	1,165	636	593
Interest on Federal funds sold and short-term investments	214	222	145
Total interest income	65,766	69,114	61,357
Interest expense
Interest on interest bearing transaction accounts	151	151	110
Interest on savings accounts	88	98	104
Interest on money market accounts	689	1,286	2,467
Interest on CDARS® time accounts	83	237	842
Interest on other time accounts	1,068	1,314	1,495
Interest on borrowed funds	497	2,209	1,430
Total interest expense	2,576	5,295	6,448
Net interest income	63,190	63,819	54,909
Provision for loan losses	2,900	7,050	5,350
Net interest income after provision for loan losses	60,290	56,769	49,559
Non-interest income
Service charges on deposit accounts	2,130	1,836	1,797
Wealth Management and Trust Services	1,964	1,834	1,521
Debit card interchange fees	1,015	845	486
Merchant interchange fees	739	353	578
Earnings on Bank-owned life insurance	762	752	690
Other income	502	649	449
Total non-interest income	7,112	6,269	5,521
Non-interest expense
Salaries and related benefits	21,139	20,211	18,240
Occupancy and equipment	4,230	4,002	3,576
Depreciation and amortization	1,355	1,293	1,344
Federal Deposit Insurance Corporation insurance	917	1,000	1,506
Data processing	2,514	2,690	1,916
Professional services	2,340	2,499	1,917
Other expense	6,199	6,588	4,858
Total non-interest expense	38,694	38,283	33,357
Income before provision for income taxes	28,708	24,755	21,723
Provision for income taxes	10,891	9,191	8,171
Net income	$17,817	$15,564	$13,552
Net income per common share:
Basic	$3.34	$2.94	$2.59
Diluted	$3.28	$2.89	$2.55
Weighted-average shares used to compute net income per common share:
Basic	5,341	5,302	5,238
Diluted	5,438	5,384	5,314
Dividends declared per common share	$0.70	$0.65	$0.61
Comprehensive income
Net income	$17,817	$15,564	$13,552
Other comprehensive income
Change in net unrealized gain on available for sale securities	752	90	1,600
Reclassification adjustment for loss on sale of securities included in net income	34	—	—
Net change in unrealized gain on available for sale securities, before tax	786	90	1,600
Deferred tax expense	330	37	672
Other comprehensive income, net of tax	456	53	928
Comprehensive income	$18,273	$15,617	$14,480

The accompanying notes are an integral part of these consolidated financial statements.

Page-56

BANK OF MARIN BANCORP CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
for the fiscal years ended December 31, 2012, 2011 and 2010

(dollars in thousands)	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income, Net of Taxes	Total
	Shares	Amount
Balance at December 31, 2009	5,229,529	$53,789	$54,644	$618	$109,051
Net income	—	—	13,552	—	13,552
Other comprehensive income	—	—	—	928	928
Stock options exercised	49,940	895	—		895
Excess tax benefit - stock-based compensation	—	132	—	—	132
Stock issued under employee stock purchase plan	563	17	—	—	17
Restricted stock granted	6,150	—	—	—	—
Restricted stock forfeited / cancelled	(2,320)	—	—	—	—
Stock-based compensation - stock options	—	241	—	—	241
Stock-based compensation - restricted stock	—	109	—	—	109
Cash dividends paid on common stock	—	—	(3,205)	—	(3,205)
Stock issued in payment of director fees	6,220	200	—	—	200
Balance at December 31, 2010	5,290,082	$55,383	$64,991	$1,546	$121,920
Net income	—	—	15,564	—	15,564
Other comprehensive income	—	—	—	53	53
Stock options exercised	34,913	741	—	—	741
Excess tax benefit - stock-based compensation	—	120	—	—	120
Stock issued under employee stock purchase plan	982	33	—	—	33
Restricted stock granted	5,675	—	—	—	—
Restricted stock forfeited / cancelled	(315)	—	—	—	—
Stock-based compensation - stock options	—	234	—	—	234
Stock-based compensation - restricted stock	—	143	—	—	143
Cash dividends paid on common stock	—	—	(3,457)	—	(3,457)
Stock issued in payment of director fees	5,590	200	—	—	200
Balance at December 31, 2011	5,336,927	$56,854	$77,098	$1,599	$135,551
Net income	—	—	17,817	—	17,817
Other comprehensive income	—	—	—	456	456
Stock options exercised	37,563	1,041	—	—	1,041
Excess tax benefit - stock-based compensation	—	42	—	—	42
Stock issued under employee stock purchase plan	700	25	—	—	25
Restricted stock granted	9,030	—	—	—	—
Restricted stock forfeited	(380)	—	—	—	—
Stock-based compensation - stock options	—	206	—	—	206
Stock-based compensation - restricted stock	—	202	—	—	202
Cash dividends paid on common stock	—	—	(3,751)	—	(3,751)
Stock purchased by directors under director stock plan	100	4	—	—	4
Stock issued in payment of director fees	5,270	199	—	—	199
Balance at December 31, 2012	5,389,210	$58,573	$91,164	$2,055	$151,792

The accompanying notes are an integral part of these consolidated financial statements.

Page-57

BANK OF MARIN BANCORP CONSOLIDATED STATEMENTS OF CASH FLOWS
for the fiscal years ended December 31, 2012, 2011 and 2010

	Years ended December 31,
(in thousands)	2012	2011	2010
Cash Flows from Operating Activities:
Net income	$17,817	$15,564	$13,552
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,900	7,050	5,350
Compensation expense--common stock for director fees	209	200	200
Stock-based compensation expense	408	377	350
Excess tax benefits from exercised stock options	(29)	(99)	(102)
Amortization and impairment write-off of core deposit intangible	—	725	—
Amortization of investment security premiums, net of accretion of discounts	2,332	1,385	1,194
Accretion of discount on acquired loans	(2,430)	(4,275)	—
Decrease in deferred loan origination fees, net	(831)	(1,200)	(119)
Loss on sale of investment securities	34	—	—
Depreciation and amortization	1,355	1,293	1,344
Loss on disposal of premise and equipment	20	117	3
Bargain purchase gain on acquisition, net of tax	—	(85)	—
Loss (gain) on sale of repossessed assets	14	(10)	15
Earnings on bank owned life insurance policies	(762)	(752)	(690)
Net change in operating assets and liabilities:
Interest receivable	(435)	(431)	131
Interest payable	(156)	(33)	97
Deferred rent and other rent-related expenses	331	236	253
Other assets	555	1,051	713
Other liabilities	(526)	1,268	1,138
Total adjustments	2,989	6,817	9,877
Net cash provided by operating activities	20,806	22,381	23,429
Cash Flows from Investing Activities:
Proceeds from sale of premises and equipment	—	18	—
Purchase of securities held to maturity	(87,290)	(26,804)	(5,464)
Purchase of securities available for sale	(73,405)	(92,686)	(50,517)
Proceeds from sale of securities available for sale	2,186	—	—
Proceeds from paydowns/maturity of securities held to maturity	6,458	1,755	790
Proceeds from paydowns/maturity of securities available for sale	51,899	68,251	37,158
Loans originated and principal collected, net	(43,169)	(25,182)	(26,804)
Purchase of bank owned life insurance policies	(364)	(2,500)	—
Purchase of premises and equipment	(1,221)	(2,472)	(1,723)
Proceeds from sale of repossessed assets	41	421	216
Cash receipt from acquisition	—	44,042	—
Redemption of Federal Home Loan Bank stock	—	219	—
Net cash used in investing activities	(144,865)	(34,938)	(46,344)
Cash Flows from Financing Activities:
Net increase in deposits	50,317	93,152	71,678
Proceeds from stock options exercised	1,041	741	895
Repayment of Federal Home Loan Bank borrowings	(20,000)	(33,500)	—
Repayment of subordinated debenture	(5,000)	—	—
Cash dividends paid on common stock	(3,751)	(3,457)	(3,205)
Stock issued under employee and director stock purchase plans	29	33	17
Excess tax benefits from exercised stock options	29	99	102
Net cash provided by financing activities	22,665	57,068	69,487
Net (decrease) increase in cash and cash equivalents	(101,394)	44,511	46,572
Cash and cash equivalents at beginning of period	129,743	85,232	38,660
Cash and cash equivalents at end of period	$28,349	$129,743	$85,232
Supplemental disclosure of cash flow information:
Cash paid in interest	$2,732	$5,328	$7,246
Cash paid in income taxes	$11,421	$9,159	$7,610
Supplemental disclosure of non-cash investing and financing activities:
Change in unrealized gain on available-for- sale securities	$786	$90	$1,600
Loans transferred to repossessed assets	$65	$301	$270
Stock issued in payment of director fees	$199	$200	$200
Acquisition:
Fair value of assets acquired	$—	$107,763	$—
Fair value of liabilities assumed	$—	$107,678	$—

The accompanying notes are an integral part of these consolidated financial statements.

Page-58

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

Nature of Operations: Bancorp, headquartered in Novato, CA, conducts business primarily through its wholly-owned subsidiary, the Bank, which provides a wide range of financial services to customers, who are predominantly professionals, small and middle-market businesses, and individuals who work and/or reside in Marin, Napa, San Francisco and Sonoma counties. Besides the headquarter office in Novato, CA, the Bank operates ten branches in Marin County, one in Napa County, one in San Francisco and five in Sonoma County. Our accounting and reporting policies conform to generally accepted accounting principles, general practice, and regulatory guidance within the banking industry. A summary of our significant policies follows.

Cash and Cash Equivalents include cash, due from banks, Federal funds sold and other short-term investments with maturity less than three months at the time of origination.

Investment Securities are classified as "held to maturity," "trading securities" or "available for sale." Investments classified as held-to-maturity are those that we have the ability and intent to hold until maturity and are reported at cost, adjusted for the amortization or accretion of premiums or discounts. Investments held for resale in anticipation of short-term market movements are classified as trading securities and are reported at fair value, with unrealized gains and losses included in earnings. Investments that are neither held-to-maturity nor trading are classified as available-for-sale and are reported at fair value. Unrealized gains and losses, net of related tax, are reported as a separate component of comprehensive income and included in stockholders' equity until realized. For discussion of our methodology in determining fair value, see Note 10.

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

For each security in an unrealized loss position, we assess whether we intend to sell the security, or if it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis less any current-period credit losses. For debt securities that are considered other-than-temporarily impaired, are not intended for sale and will not be required to be sold prior to recovery of our amortized cost basis, we separate the amount of the impairment into the amount that is credit related (credit loss component) and the amount that is due to all other factors. The credit loss component is recognized in earnings and is calculated as the difference between the security's amortized cost basis and the present value of its expected future cash flows. The remaining difference between the security's fair value and the present value of future expected cash flows is deemed to be due to factors that are not credit related and is recognized in other comprehensive income, net of applicable taxes. The other-than-temporary impairment recognized in other comprehensive income for debt securities classified as held-to-maturity is accreted from other

Page-59

comprehensive income to the amortized cost of the debt security over the remaining life of the debt security in a prospective manner on the basis of the amount and timing of future estimated cash flows.

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

Loan Charge-Off Policy: For all types of loans except overdraft accounts, we generally fully or partially charge down to its net realizable value for a non-collateral-dependent loan, or the fair value of collateral securing the loan for a collateral-dependent loan when: (1) it is deemed uncollectable; (2) the loan has been classified as a loss by either our internal loan review process or external examiners; or (3) the loan is 180 days past due unless both well secured and in the process of collection. For an overdraft account, we generally charge it off when it is more than ninety days delinquent.

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

The first component, the specific allowance, results from the analysis of identified problem credits and the evaluation of sources of repayment including collateral, as applicable. Through Management's ongoing loan grading and credit monitoring process, individual loans are identified that have conditions that indicate the borrower may be unable to pay all amounts due in accordance with the contractual terms. These loans are evaluated for impairment individually by Management. Management considers an originated loan to be impaired when it is probable we will be unable to collect all amounts due according to the contractual terms of the loan agreement. For allowance established on acquired loans, refer to Acquired Loans discussion below. When the fair value of the impaired loan is less than the recorded investment in the loan, the difference is recorded as the impairment through the establishment of the specific allowance. For loans determined to be impaired, the extent of the impairment is measured based on the present value of expected future cash flows discounted at the loan's effective interest rate at origination(for originated loans), based on the loan's observable market price, or based on the fair value of the collateral, if the loan is collateral dependent or if foreclosure is imminent. Generally with problem credits that are collateral-dependent, we obtain appraisals of the collateral at

Page-60

least annually. We may obtain appraisals more frequently if we believe the collateral value is subject to market volatility, if a specific event has occurred to the collateral, or if we believe foreclosure is imminent.

The second component is an estimate of the probable inherent losses in each loan pool stratified by major segments of loans with similar characteristics in our loan portfolio. This analysis encompasses our entire loan portfolio and excludes acquired loans where the discount has not been fully accreted. For allowance established on acquired loans, refer to Acquired Loans discussion below. Loans are segmented into the following pools: commercial real estate, construction, commercial, and consumer loans. Management also sub-segments these segments into classes based on the associated risks within those segments. Commercial real estate loans are divided into the following two classes: owner-occupied and non-owner-occupied. Consumer loans are divided into three classes: residential real estate, home equity and other consumer loans. The total amount allocated for the second component is determined by applying loss multipliers to outstanding loans in each loan pool. Loss multipliers for loan pools are based on analysis of local economic factors, current loan portfolio quality, historical loss experience and trends applicable to each loan pool. Local economic factors considered include state and local unemployment rates, occupancy rates and sales statistics as external criteria for loan loss estimation. In addition, additional loss factors are applied to substandard loans based on the increased risk of loss inherent in those credits.

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

For purposes of accounting for the PCI loans purchased in the Federal Deposit Insurance Corporation ("FDIC") assisted acquisition of certain assets and the assumption of certain liabilities of the former Charter Oak Bank on February 18, 2011 (the “Acquisition”), we elected to account for these loans individually. Resolution of loans, which may include sales of loans to third parties, receipt of payments in full by the borrower and foreclosure of the collateral, result in removal of the loans from the PCI loan portfolio at its carrying amount, and any gains and losses as a result of resolutions are included in interest income.

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

Page-61

non-accrual loans. It is important to note that judgment is required to classify PCI loans as performing or non-accrual, and is dependent on having a reasonable expectation about the timing and amount of cash flows expected to be collected.

For acquired loans not considered credit-impaired, the difference between the contractual amounts due (unpaid principal amount) and the fair value is accreted to interest income over the lives of the loans. We elect to recognize the entire fair value discount based on the acquired loan's contractual cash flows using an effective interest rate method for term loans, and a straight line method for revolving lines, as the timing and amount of cash flows under revolving lines are not predictable. The accretion is recognized through the net interest margin. Subsequent to the Acquisition, if the probable and estimable losses for non-PCI loans exceed the amount of the remaining unaccreted discount, the excess is established as part of the ALLL.

For further information regarding our acquired loans, see Note 2 and Note 4.

Transfers of Financial Assets: We have entered into certain participation agreements with other organizations. We account for these transfers of financial assets as sales when control over the transferred financial assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from us, (2) the transferee has the right to pledge or exchange the assets (or beneficial interests) it received, free of conditions that constrain it from taking advantage of that right, and (3) we do not maintain effective control over the transferred financial assets or third-party beneficial interests related to those transferred assets. No gain or loss has been recognized by us on the sale of these participation interests through December 31, 2012.

Premises and Equipment consist of leasehold improvements, furniture, fixtures, software and equipment and are stated at cost, less accumulated depreciation and amortization, which are calculated on a straight-line basis. Furniture and fixtures are depreciated over eight years and equipment is generally depreciated over three to twenty years. Leasehold improvements are amortized over the lesser of their estimated useful lives or the terms of the leases. When assets are sold or otherwise disposed of, the cost and related accumulated depreciation or amortization are removed from the accounts and any resulting gain or loss is recognized in income for the period. The cost of maintenance and repairs is charged to expense as incurred.

Employee Stock Ownership Plan (“ESOP”): We recognize compensation cost of the ESOP contribution when funds become committed for the purchase of Bancorp's common shares into the ESOP in the year in which the employees render service entitling them to the contribution. If we contribute stock, the compensation cost is the fair value of the shares when they are committed to be released, i.e. when the number of shares becomes known. During 2012 and 2011, the Bank only made cash contributions to the ESOP without leveraging.

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

Page-62

(in thousands, except per share data)	2012	2011	2010
Weighted average basic shares outstanding	5,341	5,302	5,238
Add: Potential common shares related to stock options	47	41	46
Potential common shares related to unvested restricted stock	5	4	4
Potential common shares related to warrants	45	37	26
Weighted average diluted shares outstanding	5,438	5,384	5,314

Net income	$17,817	$15,564	$13,552
Basic EPS	$3.34	$2.94	$2.59
Diluted EPS	$3.28	$2.89	$2.55

Weighted average anti-dilutive shares not included in the calculation of diluted EPS	50	70	151

Share-Based Compensation: All share-based payments granted subsequent to January 1, 2006, including stock options and restricted stock, are recognized as stock-based compensation expense in the statements of income based on the grant-date fair value of the award with a corresponding increase in common stock. The grant-date fair value of the award is amortized over the requisite service period, which is generally the vesting period. The stock-based compensation expense excludes stock grants to directors as compensation for their services, which are recognized as director expenses separately based on the grant-date value of the stock. See Note 9 for further discussion.

We determine fair value of stock options at grant date using the Black-Scholes pricing model that takes into account the stock price at the grant date, the exercise price, the expected life of the option, the volatility of the underlying stock, the expected dividend yield and the risk-free interest rate over the expected life of the option. The Black-Scholes option valuation model requires the input of highly subjective assumptions, including the expected life of the stock-based award and stock price volatility. The assumptions used represent Management's best estimates based on historical information, but these estimates involve inherent uncertainties and the application of Management's judgment. As a result, if other assumptions had been used, the recorded stock-based compensation expense could have been materially different from that recorded in its financial statements. In addition, we are required to estimate the expected forfeiture rates. If our actual forfeiture rate is materially different from the estimate, the share-based compensation expense could be materially different. Fair value of restricted stock is based on the stock price on grant date.

Derivative Financial Instruments and Hedging Activities

Fair Value Hedges: All of our interest rate swap contracts are designated and qualified as fair value hedges. We apply shortcut hedge accounting for one of our interest rate swap contracts, as it is structured to mirror all of the provisions of the hedged loan agreement. This interest rate swap is carried on the consolidated statements of condition at its fair value in other assets (when the fair value is positive) or in other liabilities (when the fair value is negative). The change in the fair value of the interest rate swap is recorded in other non-interest income. As a result of interest rate fluctuations, the hedged fixed-rate loan also gains or loses value. The unrealized gain or loss resulting from the change in fair value of the hedged-loan is recorded as an adjustment to the hedged loan and offset in other non-interest income. Under shortcut hedge accounting treatment, the change in fair value of the interest rate swap is deemed perfectly offset by the change in fair value of the hedged loan, resulting in zero impact to net income.

Nine of our interest rate swap contracts are accounted for using non-shortcut hedge accounting treatment. The interest rate swaps are closely aligned to the terms of the designated fixed-rate loans. The hedging relationships are tested for effectiveness on a quarterly basis. The interest rate swaps are carried on the consolidated statements of condition at their fair value in other assets (when the fair value is positive) or in other liabilities (when the fair value is negative). The changes in the fair value of the interest rate swaps are recorded in interest income. The unrealized gains or losses due to changes in fair value of the hedged fixed-rate loans are recorded as an adjustment to the hedged loans and offset in interest income. For derivative instruments executed with the same counterparty under a master netting arrangement, we do not offset fair value amounts of interest rate swaps in liability position with the ones in asset position. For further detail, see Note 15.

Page-63

Advertising Costs are expensed as incurred. For the years ended December 31, 2012, 2011, and 2010, advertising costs totaled $541 thousand, $589 thousand, and $459 thousand, respectively.

Comprehensive Income for Bancorp includes net income reported on the statements of comprehensive income and changes in the fair value of investment securities available-for-sale, net of related taxes, reported on the statements of comprehensive income and as a component of stockholders' equity.

Segment Information: Our two operating segments include the traditional community banking activities provided through our branch network and our Wealth Management and Trust Services (“WMTS”). The activities of these two segments are monitored and reported by Management as separate operating segments. The accounting policies of the segments are the same as those described in this note. We evaluate segment performance based on total segment revenue and do not allocate expenses between the segments. WMTS revenues were $2.0 million, $1.8 million and $1.5 million in 2012, 2011 and 2010, respectively, which are included in non-interest income in the statements of comprehensive income. Non-interest expenses applicable to WMTS totaled $1.4 million, $1.3 million and $1.3 million in 2012, 2011 and 2010, respectively. Income tax applicable to WMTS totaled $200 thousand, $184 thousand and $88 thousand in 2012, 2011 and 2010, respectively, which resulted in after-tax income of $327 thousand, $312 thousand and $146 thousand in those respective periods. The revenues of the community banking segment are reflected in all other income lines in the statements of income.

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

Recently Issued Accounting Standards

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-11 Balance Sheet (Topic 210) Disclosures about Offsetting Assets and Liabilities. The ASU enhances disclosures in order to improve the comparability of offsetting (netting) assets and liabilities reported in accordance with U.S. generally accepted accounting principles (“GAAP”) and International Financial Reporting Standards (“IFRS”) by requiring entities to disclose both gross information and net information about both instruments and transactions eligible for offset in the statements of condition and instruments and transactions subject to an agreement similar to a master netting arrangement. In January 2013, the FASB issued ASU No. 2013-01 Balance Sheet (Topic 210) Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which clarifies that ordinary trade receivables and receivables are not in the scope of ASU 2011-11. It further clarifies that the scope of ASU No.2011-11 applies to derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria contained in FASB Accounting Standards Codification® or subject to a master netting arrangement or similar agreement. Both ASU 2011-11 and ASU 2013-1 are effective for annual periods beginning on or after January 1, 2013, and interim periods within those annual periods. We do not expect that the adoption of these ASUs will have a significant impact on our financial condition or results of operations as it affects presentation only.

In June 2011, the FASB issued ASU No. 2011-05 Comprehensive Income (Topic 220) Presentation of Comprehensive Income. The ASU improves the comparability, consistency, and transparency of financial reporting and increases the prominence of items reported in other comprehensive income. The amendments to Topic 220, Comprehensive Income, require entities to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Entities are no longer permitted to present components of other comprehensive income as part of the statement of changes in stockholders' equity. Any adjustments for items that are reclassified from other comprehensive income to net income are to be presented on the face of the entities' financial statement regardless of the method of presentation for comprehensive income. The amendments do not change items to be reported in comprehensive income or when an item of other comprehensive income must be reclassified to net income, nor do the amendments change the option to present the components of other comprehensive income either net of related tax effects or before related tax effects. We have adopted this ASU in the first quarter of 2012.

Page-64

In December 2011, the FASB issued ASU No. 2011-12 Comprehensive Income (Topic 220) Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards, which supersedes certain pending paragraphs in ASU No. 2011-05 that pertain to how, when, and where reclassification adjustments are presented. ASU 2011-05 is effective for fiscal years, and interim periods beginning on or after December 15, 2011. In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220) Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The ASU requires entities to provide enhanced disclosures to present separately by component reclassifications out of accumulated other comprehensive income. An entity is required to disclose in the notes of the financial statements or parenthetically on the face of the financial statements the effect of significant items reclassified out of accumulated other comprehensive income on the respective line items of net income, but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety. ASU 2013-02 is effective for fiscal years, and interim periods beginning on or after December 15, 2012 for public entities. We do not expect the adoption of this ASU will have a significant impact on our financial condition or results of operations as it affects disclosure only.

In May 2011, the FASB issued ASU No. 2011-04 Fair Value Measurement (Topic 820) Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The ASU improves the comparability of fair value measurements presented and disclosed in accordance with U.S. GAAP and IFRS. The amendments to this ASU provide explanations on how to measure fair value, but do not require any additional fair value measurements and do not establish valuation standards or affect valuation practices outside of financial reporting. The amendments clarify existing fair value measurements and disclosure requirements to include: 1) application of the highest and best use and valuation premises concepts; 2) measuring fair value of an instrument classified in a reporting entity's shareholders' equity; and 3) disclosure requirements regarding quantitative information about unobservable inputs categorized within Level 3 of the fair value hierarchy. In addition, for assets and liabilities not recognized at fair value but disclosure is required, entities need to disclose the level in which the fair value measurement would be categorized within the fair value hierarchy. For public entities, ASU 2011-04 is effective during interim and annual periods beginning after December 15, 2011. We have adopted this ASU in the first quarter of 2012 and provided the applicable disclosure in Note 10 herein.

Page-65

Note 2: Acquisition

On February 18, 2011, we entered into a modified whole-bank purchase and assumption agreement without loss share (the “P&A Agreement”) with the Federal Deposit Insurance Corporation (the “FDIC”), the receiver of Charter Oak Bank of Napa, California, to purchase certain assets and assume certain liabilities of the former Charter Oak Bank to enhance our market presence. The purchase price reflected an asset discount of $19.8 million and no deposit premium. The assets acquired and liabilities assumed, both tangible and intangible, were recorded at their fair values as of the acquisition date in accordance with ASC 805, Business Combinations.

The P&A Agreement only covered designated assets and liabilities of Charter Oak Bank. Common stock of Charter Oak Bank, certain assets and certain liabilities, such as claims against any officer, director, employee, accountant, attorney, or any other person employed by the former Charter Oak Bank, were not purchased or assumed by us. In addition, loans of the former Charter Oak Bank at their book values totaling approximately $24.4 million as of the acquisition date were retained by the FDIC. The excluded loans mainly represented loans delinquent more than sixty days or more as of the bid valuation date (October 18, 2010) and certain types of land and construction loans.

In FDIC-assisted transactions, only certain assets and liabilities are transferred to the acquirer and, depending on the nature and amount of the acquirer's bid, the FDIC may be required to make a cash payment to the acquirer or the acquirer may be required to make payment to the FDIC. We received cash totaling $32.6 million from the FDIC upon initial settlement of the transaction and recorded a receivable from the FDIC of $196 thousand, for consideration of the net liabilities assumed (i.e., the net difference between the liabilities assumed and the assets acquired). The $196 thousand receivable was settled in August 2011.

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

Page-66

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

Prepayment rates were applied to the principal outstanding of purchased non-credit impaired loans based on the following assumptions depending on the type of loan:

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

Page-67

Prepayment assumptions were not factored into the calculation of expected cash flows on PCI loans. For more information, refer to Note 4 under “Purchased Credit-Impaired Loans”.

Loans with similar characteristics were grouped together and were treated in the aggregate when applying the discount rate on the expected cash flows. Aggregation factors considered included the type of loan and related collateral, risk classification, fixed or variable interest rate, term of loan and whether or not the loan was amortizing. The discount rates used for the similar groups of loans were based on current market rates for new originations of comparable loans, where available, and include adjustments for credit and liquidity factors. To the extent comparable market rates are not readily available, a discount rate was derived based on the assumptions of a market participant's cost of funds, servicing costs, and return requirements for comparable risk assets.

Deposits

The fair values used for the transaction, savings and money market deposits were equal to the amounts payable on demand at the reporting date. The fair values for time deposits were estimated using a discounted cash flow calculation that applied interest rates offered by market participants as of the acquisition date on time deposits with similar maturity terms as the discount rates. We recorded a core deposit intangible asset of $725 thousand at Acquisition, of which $683 thousand was written-off in the fourth quarter of 2011 and $42 thousand was amortized in 2011. This write-off was primarily due to greater than anticipated runoff of the acquired deposits and a significant decline in alternative funding costs since the Acquisition. For income tax purposes, we continue to amortize the core deposit intangible asset over fifteen years. Refer to Note 12 for deferred tax asset information related to the core deposit intangible asset.

Advances from the Federal Home Loan Bank

The advances from the Federal Home Loan Bank San Francisco (“FHLB”) were recorded at their estimated fair value, which was based on quoted prices supplied by the FHLB. Subsequent to the acquisition date, all of these advances were repaid in full in the first quarter of 2011.

Pro Forma Results of Operations

We acquired only certain assets and assumed certain liabilities from the former Charter Oak Bank. A significant portion of the former Charter Oak Bank's operations, including certain delinquent loans, its St. Helena facilities and its central operations and administrative functions were not retained by us. Therefore, disclosure of supplemental pro forma financial information, especially prior period comparison is deemed neither practical nor meaningful given the troubled nature of Charter Oak Bank prior to the date of Acquisition. Additionally, the acquired operation was not considered significant, as defined by the Securities and Exchange Commission.

Page-68

Note 3:  Investment Securities

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

	December 31, 2012				December 31, 2011
	Amortized	Fair	Gross Unrealized		Amortized	Fair	Gross Unrealized
(in thousands; 2012)	Cost	Value	Gains	(Losses)	Cost	Value	Gains	(Losses)
Held-to-maturity
Obligations of state and political subdivisions	$96,922	$99,350	$2,855	$(427)	$54,738	$57,226	$2,688	$(200)
Corporate bonds	42,530	42,881	458	(107)	5,000	4,959	—	(41)
Total held-to-maturity	139,452	142,231	3,313	(534)	59,738	62,185	2,688	(241)

Available-for-sale
Securities of U. S. government agencies:
MBS pass-through securities issued by FHLMC and FNMA	52,042	53,713	1,711	(40)	26,360	27,486	1,126	—
CMOs issued by FNMA	4,447	4,550	105	(2)	10,775	11,099	324	—
CMOs issued by FHLMC	13,527	13,778	251	—	18,853	19,386	533	—
CMOs issued by GNMA	38,871	39,756	886	(1)	49,940	50,886	946	—
Debentures of government- sponsored agencies	20,462	20,589	228	(101)	8,000	8,050	50	—
Privately issued CMOs	21,071	21,576	595	(90)	18,420	18,197	116	(339)
Total available-for-sale	150,420	153,962	3,776	(234)	132,348	135,104	3,095	(339)

Total investment securities	$289,872	$296,193	$7,089	$(768)	$192,086	$197,289	$5,783	$(580)

The amortized cost and fair value of investment debt securities by contractual maturity at December 31, 2012 are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2012				December 31, 2011
	Held-to-Maturity		Available-for-Sale		Held-to-Maturity		Available-for-Sale
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$764	$763	$—	$—	$3,343	$3,367	$—	$—
After one but within five years	98,672	99,689	26,417	27,060	22,940	23,133	11,439	11,616
After five years through ten years	29,165	30,898	23,719	23,820	22,145	24,240	11,334	11,507
After ten years	10,851	10,881	100,284	103,082	11,310	11,445	109,575	111,981
Total	$139,452	$142,231	$150,420	$153,962	$59,738	$62,185	$132,348	$135,104

One available-for-sale security was sold in February 2012 with proceeds of $2.2 million and loss of $34 thousand. There were no other sales of securities in the year of 2012.

Investment securities carried at $47.7 million and $53.6 million at December 31, 2012 and December 31, 2011, respectively, were pledged with the State of California: $47.0 million and $52.9 million to secure public deposits in compliance with the Local Agency Security Program at December 31, 2012 and December 31, 2011, respectively, and $719 thousand and $707 thousand to provide collateral for trust deposits at December 31, 2012 and December 31, 2011, respectively. In addition, investment securities carried at $1.1 million were pledged to collateralize an internal

Page-69

Wealth Management and Trust Services (“WMTS”) checking account at both December 31, 2012 and December 31, 2011.

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

Fifty-five and seventeen investment securities were in unrealized loss positions at December 31, 2012 and December 31, 2011, respectively. They are summarized and classified according to the duration of the loss period as follows:

December 31, 2012	< 12 continuous months		> 12 continuous months		Total securities in a loss position
(In thousands;)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
Held-to-maturity
Obligations of state & political subdivisions	$33,196	$(427)	$—	$—	$33,196	$(427)
Corporate bonds	15,649	(107)	—	—	15,649	(107)
Total held-to-maturity	48,845	(534)	—	—	48,845	(534)
Available-for-sale
MBS pass-through securities issued by FHLMC and FNMA	3,569	(40)	—	—	3,569	(40)
CMOs issued by FNMA	3,185	(2)	—	—	3,185	(2)
CMOs issued by GNMA	1,550	(1)	—	—	1,550	(1)
Debentures of government- sponsored agencies	9,899	(101)	—	—	9,899	(101)
Privately issued CMOs	4,214	(89)	203	(1)	4,417	(90)
Total available-for-sale	22,417	(233)	203	(1)	22,620	(234)
Total temporarily impaired securities	$71,262	$(767)	$203	$(1)	$71,465	$(768)

December 31, 2011	< 12 continuous months		> 12 continuous months		Total Securities in a loss position
(In thousands)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
Held-to-maturity
Obligations of state & political subdivisions	$17,607	$(174)	$1,775	$(26)	$19,382	$(200)
Corporate bonds	4,959	(41)	—	—	4,959	(41)
Total held-to-maturity	22,566	(215)	1,775	(26)	24,341	(241)
Available-for-sale
Privately issued CMOs	8,173	(205)	3,757	(134)	11,930	(339)
Total available-for-sale	8,173	(205)	3,757	(134)	11,930	(339)
Total temporarily impaired securities	$30,739	$(420)	$5,532	$(160)	$36,271	$(580)

Page-70

Thirty-seven obligations of U.S. states and political subdivisions, six corporate bonds, two CMOs issued by GNMA, two CMOs issued by FNMA, one government-sponsored agency debenture, one MBS, and five privately issued CMOs in our portfolio were in a temporary loss position for less than twelve months as of December 31, 2012. Securities issued by GNMA and FNMA have the guarantee of the full faith and credit of the U.S. Federal Government. The other temporarily impaired securities are deemed credit worthy after our periodic impairment analysis and are all rated as investment grade by at least one major rating agency. We also monitor the financial information of the issuers of obligations of U.S. states and political subdivisions as part of our ongoing impairment analysis. As a result of this impairment analysis, we concluded that these securities were not other-than-temporarily impaired at December 31, 2012.

As of December 31, 2012, there was one CMO privately issued by a financial institution (with no guarantee from government sponsored agencies) in a continuous loss position for more than twelve months. It is collateralized by residential mortgages with low loan-to-value and delinquency ratios and may be prepaid at par prior to maturity. We review the loans collateralizing the security, credit scores of the borrowers, expected default rates and loss severities. Based upon our assessment of expected credit losses of the security given the performance of the underlying collateral and the credit enhancements, we concluded that the security was not other-than-temporarily impaired at December 31, 2012. In addition, the security was AAA rated by at least one major rating agency.

Securities Carried at Cost

As a member of the FHLB, we are required to maintain a minimum investment in the FHLB capital stock determined by the Board of Directors of the FHLB. The minimum investment requirements can also increase in the event we need to increase our borrowing capacity with the FHLB. Shares cannot be purchased or sold except between the FHLB and its members at its $100 per share par value. We held $6.0 million and $5.4 million of FHLB stock recorded at cost in other assets at December 31, 2012 and 2011, respectively. On February 20, 2013, FHLB declared a cash dividend for the fourth quarter of 2012 at an annualized dividend rate of 0.50%. Management does not believe that the FHLB stock is other-than-temporarily-impaired, as we expect to be able to redeem this stock at cost.

As a member bank of Visa U.S.A., we hold 16,939 shares of Visa Inc. Class B common stock with a carrying value of zero, which is equal to our cost basis. These shares are restricted from resale until their conversion into Class A (voting) shares upon the termination of Visa Inc.'s covered litigation escrow account. As a result of the restriction, these shares are not considered available-for-sale and are not carried at fair value. The fair value of the Class B common stock we own was $1.1 million and $732 thousand at December 31, 2012 and December 31, 2011, respectively, based on the Class A as-converted rate of 0.4206, which is subject to further reduction upon the final settlement of the covered litigation against Visa Inc. and its member banks. See Note 13 herein.

Page-71

Note 4:  Loans and Allowance for Loan Losses

Credit Quality of Loans

The majority of our loan activity is with customers located in California, primarily in the counties of Marin, Napa, San Francisco and Sonoma. At December 31, 2012, 66% of our loans are for commercial real estate, 78% of which are secured by real estate located in Marin, Napa, Sonoma and San Francisco counties, California. Approximately 85% of total loans were secured by real estate, while 3% were unsecured at both December 31, 2012 and 2011.

Outstanding loans by class and payment aging as of December 31, 2012 and 2011 are as follows:

Loan Aging Analysis by Class as of December 31, 2012 and 2011
(dollars in thousands)	Commercial	Commercial real estate, owner-occupied	Commercial real estate, investor	Construction	Home equity	Other residential [1]	Installment and other consumer	Total
December 31, 2012
30-59 days past due	$29	$—	$—	$—	$294	$167	$98	$588
60-89 days past due	—	—	—	—	—	—	—	—
Greater than 90 days past due (non-accrual) [2]	4,893	1,403	6,843	2,239	545	1,196	533	17,652
Total past due	4,922	1,403	6,843	2,239	839	1,363	631	18,240
Current	171,509	195,003	502,163	28,426	92,398	48,069	18,144	1,055,712
Total loans [3]	$176,431	$196,406	$509,006	$30,665	$93,237	$49,432	$18,775	$1,073,952
Non-accrual loans to total loans	2.8%	0.7%	1.3%	7.3%	0.6%	2.4%	2.8%	1.6%
December 31, 2011
30-59 days past due	$371	$576	$6,060	$—	$195	$—	$7	$7,209
60-89 days past due	139	—	—	—	—	—	34	173
Greater than 90 days past due (non-accrual) [2]	2,955	2,033	741	3,014	766	1,942	519	11,970
Total past due	3,465	2,609	6,801	3,014	961	1,942	560	19,352
Current	172,325	172,096	439,624	48,943	97,082	59,560	22,172	1,011,802
Total loans [3]	$175,790	$174,705	$446,425	$51,957	$98,043	$61,502	$22,732	$1,031,154
Non-accrual loans to total loans	1.7%	1.2%	0.2%	5.8%	0.8%	3.2%	2.3%	1.2%
1 Our residential loan portfolio includes no sub-prime loans, nor is it our normal practice to underwrite loans commonly referred to as "Alt-A mortgages", the characteristics of which are loans lacking full documentation, borrowers having low FICO scores or higher loan-to-value ratios.

2 Amounts include $1.6 million and $2.5 million of Purchased Credit Impaired ("PCI") loans that have stopped accreting interest at December 31, 2012 and 2011, respectively, and exclude accreting PCI loans of $3.0 million and $3.4 million at December 31, 2012 and 2011, respectively, as their accretable yield interest recognition is independent from the underlying contractual loan delinquency status. There were no accruing loans past due more than ninety days at December 31, 2012 or 2011.

3 Amounts were net of deferred loan fees of $769 thousand and $1.6 million at December 31, 2012 and 2011, respectively. Amounts were also net of unaccreted purchase discounts on non-PCI loans of $2.1 million and $2.9 million at December 31, 2012 and 2011, respectively.

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

Commercial real estate loans are subject to underwriting standards and processes similar to commercial loans discussed above. We underwrite these loans to be repaid from cash flow and to be supported by real property collateral. Repayment of commercial real estate loans is largely dependent on the successful operation of the property securing the loan, or the business conducted on the property securing the loan. Substantially all of these loans underwritten by

Page-72

us meet a minimum debt coverage ratio of 120%, and we also generally require a conservative loan-to-value ratio of 65% or less. Furthermore, substantially all of our loans are guaranteed by the owners of the properties.  Commercial real estate loans may be adversely affected by conditions in the real estate markets or in the general economy. In the event of a vacancy, strong guarantors have historically carried the loans until a replacement tenant can be found.  The owner’s substantial equity investment provides a strong economic incentive to continue to support the commercial real estate projects. As such, we have generally experienced a relatively low level of loss and delinquencies on a percentage basis in this portfolio.

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

We use a risk rating system to evaluate asset quality, and to identify and monitor credit risk in individual loans, and ultimately in the portfolio. Definitions of loans that are risk graded “Special Mention” or worse are consistent with those used by the FDIC.  Our internally assigned grades are as follows:

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

Page-73

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

•	Investor commercial real estate borrowers with loans greater than $750 thousand are required to submit rent rolls or property income statements at least annually.

•	Construction loans are monitored monthly, and assessed on an ongoing basis.

•	Home equity and other consumer loans are assessed based on delinquency.

•	Loans graded “Watch” or more severe, regardless of loan type, are assessed no less than quarterly.

The following table represents our analysis of loans by internally assigned grades, including the PCI loans, at December 31, 2012 and 2011:

(in thousands)	Commercial	Commercial real estate, owner-occupied	Commercial real estate, investor	Construction	Home equity	Other residential	Installment and other consumer	Purchased credit-impaired	Total
Credit Risk Profile by Internally Assigned Grade:
December 31, 2012
Pass	$148,771	$170,553	$489,978	$26,287	$86,957	$45,634	$17,809	$1,862	$987,851
Special Mention	13,267	20,346	8,671	1,970	2,931	1,067	—	933	49,185
Substandard	13,753	2,992	8,963	2,408	3,349	2,731	966	1,754	36,916
Doubtful	—	—	—	—	—	—	—	—	—
Total loans	$175,791	$193,891	$507,612	$30,665	$93,237	$49,432	$18,775	$4,549	$1,073,952

December 31, 2011
Pass	$148,805	$146,449	$433,307	$32,272	$93,189	$54,711	$21,648	$1,541	$931,922
Special Mention	7,874	18,434	4,877	—	838	2,010	—	529	34,562
Substandard	17,897	6,609	6,617	19,492	3,677	4,420	895	3,563	63,170
Doubtful	98	—	—	193	339	361	189	320	1,500
Total loans	$174,674	$171,492	$444,801	$51,957	$98,043	$61,502	$22,732	$5,953	$1,031,154

Troubled Debt Restructuring

Our loan portfolio includes certain loans that have been modified in a Troubled Debt Restructuring (“TDR”), where economic concessions have been granted to borrowers experiencing financial difficulties. These concessions typically result from our loss mitigation activities and could include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance or other actions. TDRs on nonaccrual status at the time of restructure may be returned to accruing status after considering the borrower’s sustained repayment performance for a reasonable period, generally six months, and there is reasonable assurance of repayment and of performance.

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

Page-74

The table below summarizes outstanding TDR loans by loan class as of December 31, 2012 and 2011. The summary includes those TDRs that are on nonaccrual status and those that continue to accrue interest.

(in thousands)	As of
Recorded investment in Troubled Debt Restructurings [1]	December 31, 2012	December 31, 2011

Commercial	$9,470	$4,969
Commercial real estate, owner-occupied	1,403	1,403
Construction	1,929	800
Home equity	908	467
Other residential	2,831	1,464
Installment and other consumer	1,743	1,552
Total	$18,284	$10,655

1 Includes $10.8 million and $6.3 million of TDR loans that were accruing interest as of December 31, 2012 and 2011, respectively.

The table below presents the following information for TDRs modified during the periods presented: number of contracts modified, the recorded investment in the loans prior to modification, and the recorded investment in the loans after the loans were restructured. Modifications during the year ended December 31, 2012 primarily involved payment extensions, forbearances, and interest rate concessions, while modifications in 2011 involved interest rate concessions, maturity extensions, and payment deferral, or some combination thereof. There were three commercial loans, two commercial real estate loans and one construction loan modified as troubled debt restructurings within the previous twelve months with recorded investments of $4.5 million that subsequently defaulted and $730 thousand were charged-off, net of recoveries, in the year ended December 31, 2012. We are reporting these defaulted TDRs based on a payment default definition of more than ninety days past due. There were three TDRs in 2011 with loan balances of $1.0 million that subsequently defaulted within twelve months of restructuring and were charged-off during 2011. The table below excludes fully paid-off or fully charged-off TDR loans.

(dollars in thousands)	Number of Contracts Modified	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment at period end
Troubled Debt Restructurings during the year ended December 31, 2012:
Commercial	14	$9,980	$9,903	$5,965
Construction	2	2,793	2,793	1,760
Home Equity	2	472	473	469
Other residential	2	1,422	1,401	1,392
Installment and other consumer	2	231	231	228
Total	22	$14,898	$14,801	$9,814
Troubled Debt Restructurings during the year ended December 31, 2011:
Commercial	27	$5,854	$5,940	$4,969
Commercial real estate, owner-occupied	2	1,366	1,403	1,403
Construction	2	817	817	800
Home Equity	3	478	469	467
Other residential	3	1,467	1,467	1,464
Installment and other consumer	13	1,607	1,605	1,552
Total	50	$11,589	$11,701	$10,655

Page-75

Impaired Loan Balances and Their Related Allowance by Major Classes of Loans

The table below summarizes information on impaired loans and their related allowance. Total impaired loans include non-accrual loans, accruing TDR loans and accreting PCI loans that have experienced post-acquisition declines in cash flows expected to be collected.

(dollars in thousands)	Commercial	Commercial real estate, owner-occupied	Commercial real estate, investor	Construction	Home equity	Other residential	Installment and other consumer	Total
December 31, 2012
Recorded investment in impaired loans:
With no specific allowance recorded	$6,825	$1,403	$3,725	$2,328	$931	$2,598	$978	$18,788
With a specific allowance recorded	2,645	471	4,513	1,840	261	715	1,070	11,515
Total recorded investment in impaired loans	$9,470	$1,874	$8,238	$4,168	$1,192	$3,313	$2,048	$30,303
Unpaid principal balance of impaired loans:
With no specific allowance recorded	$7,633	$3,060	$5,717	$2,514	$1,417	$2,598	$1,020	$23,959
With a specific allowance recorded	2,930	966	4,887	4,519	324	715	1,070	15,411
Total unpaid principal balance of impaired loans	$10,563	$4,026	$10,604	$7,033	$1,741	$3,313	$2,090	$39,370
Specific allowance	$1,131	$26	$374	$118	$154	$120	$431	$2,354
Average recorded investment in impaired loans during 2012	$11,772	$1,538	$5,135	$12,909	$1,314	$2,509	$2,151	$37,328
Interest income recognized on impaired loans during 2012	$803	$111	$512	$570	$32	$175	$96	$2,299

December 31, 2011
Recorded investment in impaired loans:
With no specific allowance recorded	$2,866	$2,195	$648	$2,395	$591	$1,464	$1,022	$11,181
With a specific allowance recorded	2,969	1,018	623	909	454	1,942	1,049	8,964
Total recorded investment in impaired loans	$5,835	$3,213	$1,271	$3,304	$1,045	$3,406	$2,071	$20,145
Unpaid principal balance of impaired loans:
With no specific allowance recorded	$4,730	$5,140	$648	$5,007	$1,077	$1,464	$1,064	$19,130
With a specific allowance recorded	4,598	1,862	825	1,095	544	1,942	1,049	11,915
Total recorded investment in impaired loans	$9,328	$7,002	$1,473	$6,102	$1,621	$3,406	$2,113	$31,045
Specific allowance	$1,285	$169	$163	$194	$262	$408	$465	$2,946
Average recorded investment in impaired loans during 2011	$4,695	$1,873	$595	$3,505	$813	$1,612	$1,844	$14,937
Interest income recognized on impaired loans during 2011	$102	$—	$38	$—	$14	$72	$26	$252
Average recorded investment in impaired loans during 2010	$1,326	$3,086	$—	$6,326	$191	$39	$1,212	$12,180
Interest income recognized on impaired loans during 2010	$85	$22	$—	$336	$8	$5	$66	$522

The gross interest income that would have been recorded had non-accrual loans been current totaled $937 thousand, $821 thousand and $756 thousand in the years ended December 31, 2012, 2011 and 2010 respectively. PCI loans are excluded from the foregone interest data above as their accretable yield interest recognition is independent from the underlying contractual loan delinquency status. See “Purchased Credit-Impaired Loans” below for further discussion.

Management monitors delinquent loans continuously and identifies problem loans, generally loans graded substandard or worse, to be evaluated individually for impairment testing. Generally, we charge off our estimated losses related to specifically-identified impaired loans when it is deemed uncollectible. The charged-off portion of impaired loans outstanding at December 31, 2012 totaled approximately $5.8 million.  At December 31, 2012, there were $957 thousand of outstanding commitments to extend credit on impaired loans, including loans to borrowers whose terms have been modified in troubled debt restructurings.

Page-76

The following table discloses loans by major portfolio category and activity in the ALLL, as well as the related ALLL disaggregated by impairment evaluation method:

Allowance for Loan Losses and Recorded Investment in Loans as of and for the year ended December 31, 2012
(dollars in thousands)	Commercial	Commercial real estate, owner-occupied	Commercial real estate, investor	Construction	Home equity	Other residential	Installment and other consumer	Unallocated	Total

For the year ended December 31, 2012
Allowance for loan losses:
Beginning balance	$4,334	$1,305	$3,710	$1,505	$1,444	$940	$1,182	$219	$14,639
Provision (reversal)	117	184	3,076	(643)	190	(193)	169	—	2,900
Charge-offs	(892)	(181)	(2,414)	(373)	(382)	(196)	(122)	—	(4,560)
Recoveries	541	5	—	122	12	—	2	—	682
Ending balance	$4,100	$1,313	$4,372	$611	$1,264	$551	$1,231	$219	$13,661

Ending ALLL related to loans collectively evaluated for impairment	$2,969	$1,287	$3,998	$493	$1,110	$431	$800	$219	$11,307
Ending ALLL related to loans individually evaluated for impairment	$1,090	$—	$178	$118	$154	$120	$431	$—	$2,091
Ending ALLL related to purchased credit-impaired loans	$41	$26	$196	$—	$—	$—	$—	$—	$263

Loans outstanding:
Collectively evaluated for impairment	$166,860	$193,891	$500,768	$26,497	$92,045	$46,119	$16,727	$—	$1,042,907
Individually evaluated for impairment[1]	8,931	—	6,844	4,168	1,192	3,313	2,048	—	26,496
Purchased credit-impaired	640	2,515	1,394	—	—	—	—	—	4,549
Total	$176,431	$196,406	$509,006	$30,665	$93,237	$49,432	$18,775	$—	$1,073,952
Ratio of allowance for loan losses to total loans	2.32%	0.67%	0.86%	1.99%	1.36%	1.11%	6.56%	NM	1.27%
Allowance for loan losses to non-accrual loans	84%	94%	64%	27%	232%	46%	231%	NM	77%

1 Total excludes $3.8 million of PCI loans that have experienced post-acquisition declines in cash flows expected to be collected.These loans are included in the "purchased credit-impaired" amount in the next line below.

NM Not Meaningful

Page-77

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

NM Not Meaningful

Page-78

Allowance for Loan Losses and Recorded Investment in Loans as of and for the year ended December 31, 2010
(dollars in thousands)	Commercial	Commercial real estate, owner-occupied	Commercial real estate, investor	Construction	Home equity	Other residential	Installment and other consumer	Unallocated	Total
As of December 31, 2010:
Allowance for loan losses:
Beginning balance	$2,544	$1,006	$3,000	$1,832	$586	$734	$662	$254	$10,618
Provision (reversal)	1,118	78	1,134	2,395	207	4	471	(57)	5,350
Charge-offs	(643)	(47)	—	(2,628)	(150)	—	(318)	—	(3,786)
Recoveries	95	—	—	95	—	—	20	—	210
Ending balance	$3,114	$1,037	$4,134	$1,694	$643	$738	$835	$197	$12,392

Ending ALLL related to loans collectively evaluated for impairment	$2,447	$1,037	$4,134	$1,691	$618	$645	$545	$197	$11,314
Ending ALLL related to loans individually evaluated for impairment	$667	$—	$—	$3	$25	$93	$290	$—	$1,078

Loans outstanding:
Collectively evaluated for impairment	$151,351	$141,957	$383,553	$68,322	$86,673	$69,843	$25,592	$—	$927,291
Individually evaluated for impairment	2,485	633	—	9,297	259	148	1,287	—	14,109
Total	$153,836	$142,590	$383,553	$77,619	$86,932	$69,991	$26,879	$—	$941,400
Ratio of allowance for loan losses to total loans	2.02%	0.73%	1.08%	2.18%	0.74%	1.05%	3.11%	NM	1.32%
Allowance for loan losses to non-accrual loans	125%	164%	NM	18%	NM	499%	231%	NM	96%

NM Not Meaningful

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

Page-79

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

(2) Changes in prepayment assumptions – Prepayments affect the estimated life of the loans which may change the amount of interest income, and possibly principal, expected to be collected; and

(3) Changes in the expected principal and interest payments over the estimated life – Updates to expected cash flows are driven by the credit outlook and actions taken with borrowers. Changes in expected future cash flows from loan modifications are included in the regular evaluations of cash flows expected to be collected.

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

The following table reflects the outstanding balance and related carrying value of PCI loans as of the acquisition date (February 18, 2011), December 31, 2011 and 2012:

	December 31, 2012		December 31, 2011		February 18, 2011
PCI Loans (dollars in thousands)	Unpaid principal balance	Carrying value	Unpaid principal balance	Carrying value	Unpaid principal balance	Carrying value
Commercial	$2,163	$640	$3,168	$1,116	$10,860	$3,706
Commercial real estate	6,370	3,909	9,466	4,837	10,139	5,664
Total purchased credit-impaired loans	$8,533	$4,549	$12,634	$5,953	$20,999	$9,370

Page-80

The activities in the accretable yield, or income expected to be earned, for PCI loans were as follows:

Accretable Yield	Years ended
(dollars in thousands)	December 31, 2012	December 31, 2011
Balance at beginning of period	$5,405	$—
Additions	—	1,902
Removals [1]	(1,221)	(1,019)
Accretion	(1,641)	(1,418)
Reclassifications (to)/from nonaccretable difference [2]	1,417	5,940
Balance at end of period	$3,960	$5,405

1 Represents the accretable difference that is relieved when a loan exits the PCI population due to payoff, full charge-off, or transfer to repossessed assets, etc.

2 Primarily relates to improvements in expected credit performance and changes in expected timing of cash flows.

 Pledged Loans

Our FHLB line of credit is secured under terms of a blanket collateral agreement by a pledge of certain qualifying loans with an unpaid principal balance of $567.8 million and $547.6 million at December 31, 2012 and 2011, respectively. Our FHLB line of credit totaled $321.3 million and $261.2 million at December 31, 2012 and 2011, respectively. In addition, we pledge a certain residential loan portfolio, which totaled $30.1 million and $41.2 million at December 31, 2012 and 2011, respectively, to secure our borrowing capacity with the Federal Reserve Bank (“FRB”). Also see Note 8 below.

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

An analysis of net loans to related parties for each of the three years ended December 31, 2012, 2011 and 2010 is as follows:

(in thousands)	2012	2011	2010
Balance at beginning of year	$6,866	$6,997	$7,401
Additions	826	1,690	95
Advances	3	43	—
Repayments	(2,730)	(1,864)	(499)
Reclassified as unrelated-party loan	(1,540)	—	—
Balance at end of year	$3,425	$6,866	$6,997

The undisbursed commitment to related parties was $328 thousand as of December 31, 2012.

Page-81

Note 5:  Bank Premises and Equipment

A summary of Bank premises and equipment at December 31 follows:

(in thousands)	2012	2011
Leasehold improvements	$12,116	$11,719
Furniture and equipment	7,402	9,591
Subtotal	19,518	21,310
Accumulated depreciation and amortization	(10,174)	(11,812)
Bank premises and equipment, net	$9,344	$9,498

The amount of depreciation and amortization was $1.4 million, $1.3 million and $1.3 million for the years ended December 31, 2012, 2011 and 2010, respectively.

We contracted with a construction company managed and owned by a member of the Board of Directors of the Bank and Bancorp for the construction of leasehold improvements to our main office and two branch offices. During 2012 and 2010, we paid $29 thousand and $752 thousand, respectively, for these improvements.

Note 6:  Bank Owned Life Insurance

We have purchased ninety-two life insurance policies on the lives of certain officers designated by the Board of Directors to finance employee benefit programs as of December 31, 2012. Death benefits provided under the specific terms of these programs are estimated to be $50.9 million at December 31, 2012 and the benefits to employees' beneficiaries are limited to the employee's active service period. The investment in the Bank owned life insurance (“BOLI”) policies are reported in interest receivable and other assets at their cash surrender value of $22.7 million and $21.6 million at December 31, 2012 and December 31, 2011, respectively. The cash surrender value includes both the original premiums we paid in the life insurance policies and the accumulated accretion of policy income since inception of the policies. Income of $762 thousand, $752 thousand and $690 thousand was recognized on the life insurance policies in 2012, 2011 and 2010, respectively, and is reported in other non-interest income. The income is net of mortality costs recognized, which totaled $153 thousand, $132 thousand and $113 thousand for the years ended December 31, 2012, 2011 and 2010, respectively. We regularly monitor the credit ratings of our four insurance carriers to ensure that they are in compliance with our policy.

Note 7:  Deposits

Total time deposits were $156.8 million and $198.6 million at December 31, 2012 and 2011, respectively. Of these amounts, $114.7 million and $151.6 million represented time deposits of $100,000 or more at December 31, 2012 and 2011, respectively. Interest on time deposits was $1.2 million, $1.6 million and $2.3 million in 2012, 2011 and 2010, respectively. Scheduled maturities of these deposits at December 31, 2012 are presented as follows:

(in thousands)	2013	2014	2015	2016	2017	Thereafter	Total
Scheduled maturities of time deposits	$101,988	$11,267	$8,304	$20,659	$14,454	$102	$156,774

We offer the CDARS® deposit product, short for Certificate of Deposit Account Registry Service. Through CDARS®, we may accept deposits in excess of the Federal Deposit Insurance Corporation (“FDIC”) insured maximum from a depositor and place the deposits through a network to other member banks in increments of less than the FDIC insured maximum to provide the depositor full FDIC insurance coverage. When we receive an equal dollar amount of deposits from other member banks in exchange for the deposits we place into the network, we record these as CDARS® deposits. At December 31, 2012 and 2011, CDARS® deposits totaled $15.7 million and $46.6 million, respectively.

As of December 31, 2012, $47.0 million in securities held-to-maturity and no securities available-for-sale were pledged as collateral for our local agency deposits.

Page-82

The aggregate amount of deposit overdrafts that have been reclassified as loan balances was $276 thousand and $255 thousand at December 31, 2012 and 2011, respectively. Collectability of these overdrafts is subject to the same credit review process as the other loans.

The Bank accepts deposits from shareholders, directors and employees in the normal course of business, and the terms are comparable to those with non-affiliated parties. The total deposits from directors and their businesses, and executive officers were $7.3 million at both December 31, 2012 and 2011.

Note 8: Borrowings

Federal Funds Purchased – We had unsecured lines of credit totaling $87.0 million and $77.0 million with correspondent banks for overnight borrowings at December 31, 2012 and 2011, respectively.  In general, interest rates on these lines approximate the Federal funds target rate. At December 31, 2012 and December 31, 2011, we had no overnight borrowings outstanding under these credit facilities. The maximum amount outstanding at any month end for overnight borrowings was also zero in both 2012 and 2011.

Federal Home Loan Bank Borrowings – As of December 31, 2012 and December 31, 2011, we had lines of credit with the FHLB totaling $321.3 million and $261.2 million, respectively, based on eligible collateral of certain loans.  At December 31, 2012 and December 31, 2011, we had no FHLB overnight borrowings.

On February 5, 2008, we entered into a ten-year borrowing agreement under the same FHLB line of credit for $15.0 million at a fixed rate of 2.07%, which remained outstanding at December 31, 2012. Interest-only payments are required every three months until the entire principal is due on February 5, 2018. The FHLB has the unconditional right to accelerate the due date on May 5, 2013 and every three months thereafter (the “put dates”). If the FHLB exercises its right to accelerate the due date, the FHLB will offer replacement funding at the current market rate, subject to certain conditions. We must comply with the put date, but are not required to accept replacement funding.

On December 16, 2008, we entered into a five-year borrowing agreement under the FHLB line of credit for $20.0 million at a fixed rate of 2.54%. On September 19, 2011, we prepaid the $20.0 million borrowing to reduce our excess liquidity that resulted from strong deposit growth. The prepayment penalty of $924 thousand was recorded as interest expense on the consolidated statements of comprehensive income.

On January 23, 2009, we entered into a three-year borrowing agreement under the FHLB line of credit for $20.0 million at a fixed rate of 2.29%. On January 23, 2012, the borrowing matured and was paid off.

At December 31, 2012, $306.3 million was remaining as available for borrowing from the FHLB. The FHLB overnight borrowing and the FHLB line of credit are secured by a certain loan portfolio under a blanket lien.

Federal Reserve Line of Credit – We have a line of credit with the FRB secured by a certain residential loan portfolio.  At December 31, 2012 and December 31, 2011, we had borrowing capacity under this line totaling $30.1 million and $41.2 million, respectively, and had no outstanding borrowings with the FRB.

Subordinated Debt – On September 17, 2004, we issued a 15-year, $5.0 million subordinated debenture. Interest-only payments were to be paid quarterly until maturity on September 17, 2019.  The interest rate on the debenture changed quarterly at the three-month LIBOR plus 2.48%. The debenture was subordinated to the claims of depositors and our other creditors. We had the right to repay the debenture, in whole or in part, on any interest payment date. We paid off the subordinated debenture entirely on September 17, 2012 without prepayment penalty and accelerated the unamortized debt issuance cost of $42 thousand in the third quarter of 2012.

Borrowings at December 31, 2012 and 2011 are summarized as follows:

	2012				2011
(in thousands)	Carrying Value	Average Balance	Average Rate		Carrying Value	Average Balance	Average Rate
FHLB fixed-rate borrowings	$15,000	$16,205	2.09%		$35,000	$49,722	4.15%	[1]
Subordinated debenture	$—	$3,552	4.21%	[2]	$5,000	$5,000	2.90%

1 Amount includes the impact of the $924 thousand prepayment penalty in 2011 discussed above.
2 Amount includes the impact of the $42 thousand accelerated unamortized debt issuance cost in 2012 discussed above.

Page-83

Note 9:  Stockholders' Equity and Stock Option Plans

Preferred Stock

Under the United States Department of the Treasury Capital Purchase Program (the “TCPP”), which was intended to stabilize and inject liquidity into the financial industry, on December 5, 2008, Bancorp issued to the U.S. Treasury 28,000 shares of senior preferred stock with a zero par value and a $1,000 per share liquidation preference, along with a warrant to purchase 154,242 shares of common stock at a per share exercise price of $27.23, in exchange for aggregate consideration of $28.0 million. The proceeds of $28.0 million were allocated between the preferred stock and the warrant with $27.0 million allocated to preferred stock and $961 thousand allocated to the warrant, based on their relative fair value at the time of issuance. The warrant was immediately exercisable and expires 10 years after the issuance date.

Under the American Recovery and Reinvestment Act of 2009, which allows participants in the TCPP to withdraw from the program, we repurchased all 28,000 shares of outstanding preferred stock from the U.S. Treasury at $28 million plus accrued but unpaid dividends of $179 thousand on March 31, 2009. At the time of repurchase, we also accelerated the remaining accretion of the preferred stock totaling $945 thousand through retained earnings, reducing our net income available to common stockholders. The warrant was subsequently auctioned to two institutional investors in November 2011 and remains outstanding. It is adjusted for cash dividend increases to represent a right to purchase 155,487 shares of common stock at $27.01 per share as of December 31, 2012 in accordance with Section 13(c) of the Form of Warrant to Purchase Common Stock.

Common Stock

As of December 31, 2012, Bancorp was authorized to issue fifteen million shares of common stock with no par value.

Share-Based Awards

On May 11, 2010, our shareholders approved the 2010 Director Stock Plan to pay director fees in shares of Bancorp common stock up to 150,000 shares. In 2012 and 2011, our directors were awarded a total of 5,270 and 5,590 common shares, respectively from the 2010 Director Stock Plan in addition to their cash compensation. As of December 31, 2012, 135,850 shares were available for future grants under this plan.

On May 8, 2007, the 2007 Equity Plan was approved by the Bank shareholders. The 2007 Equity Plan was subsequently adopted by Bancorp as part of the holding company formation. All new share-based awards from the approval date forward are granted through the 2007 Equity Plan.

The 2007 Equity Plan provides financial incentives for selected employees, advisors and non-employee directors. Terms of the plan provide for the issuance of up to 500,000 shares of common stock for these employees, advisors and non-employee directors. As of December 31, 2012, there were 298,159 shares available for future grants under the 2007 Equity Plan. The Compensation Committee of the Board of Directors has the discretion to determine which employees, advisors and non-employee directors will receive an award, the timing of awards, the vesting schedule for each award, the type of award to be granted, the number of shares of Bancorp stock to be subject to each option and restricted stock award, and any other terms and conditions. In 2012 and 2011, there were no common shares awarded to directors from the 2007 Equity plan.

Effective July 1, 2007, we adopted an Employee Stock Purchase Plan whereby our employees may purchase Bancorp common shares through payroll deductions of between one percent and fifteen percent of pay in each pay period. Shares are purchased quarterly at a five percent discount from the closing market price on the last day of the quarter. The plan calls for 200,000 common shares to be set aside for employee purchases, and there were 195,316 shares available for future grants under the plan as of December 31, 2012.

We also have the 1999 Stock Option Plan for certain full-time employees and directors who have substantial responsibility for the successful operation of the Bank. Stock options granted pursuant to the 1999 Stock Option Plan were subsequently adopted by Bancorp as part of the holding company formation. Stock options under that plan now relate to shares of common stock of Bancorp. Upon approval of the 2007 Equity Plan, no new awards were granted under the 1999 Stock Option Plan.

Page-84

Options are issued at an exercise price equal to the fair value of the stock at the date of grant. Options to officers and employees granted prior to January 1, 2006 vested 20% immediately and 20% on each anniversary of the grant date for four years. Options granted subsequent to January 1, 2006 and restricted stock vested 20% on each anniversary of the grant date for five years. All officer and employee options expire ten years from the grant date. Options granted to non-employee directors vest 20% immediately and 20% on each anniversary of the grant date for four years. Director options expire seven years from the grant date.

A summary of activity for stock options for the years ended December 31, 2012, 2011 and 2010 is presented below. The intrinsic value is calculated as the number of in-the-money options times the difference between the market price of our stock as of each year end presented and the exercise prices of the in-the-money options.

					Average
		Weighted	Aggregate	Weighted	Remaining
		Average	Intrinsic Value	Average	Contractual
	Number of	Exercise	as of year-end	Grant-Date	Term
	Shares	Price	(in thousands)	Fair Value	(in years)

Options outstanding at December 31, 2009	359,795	$27.54	$2,016	$8.10	5.43
Granted	29,601	32.74	67	9.01	—
Cancelled, expired or forfeited	(21,652)	31.41	78	8.31	—
Exercised	(49,940)	17.92	782	6.70	—
Options outstanding at December 31, 2010	317,804	29.27	1,828	8.39	5.18

Exercisable (vested) at December 31, 2010	225,246	29.12	1,330	8.84	4.30

Options outstanding at December 31, 2010	317,804	29.27	1,828	8.39	5.18
Granted	17,585	37.76	3	11.19	—
Cancelled, expired or forfeited	(670)	29.28	6	7.07	—
Exercised	(34,913)	21.22	534	7.51	—
Options outstanding at December 31, 2011	299,806	30.71	2,068	8.66	4.70

Exercisable (vested) at December 31, 2011	226,989	30.64	1,579	8.81	3.82

Options outstanding at December 31, 2011	299,806	30.71	2,068	8.66	4.70
Granted	23,930	38.18	—	9.82	—
Cancelled, expired or forfeited	(640)	31.51	4	8.00	—
Exercised	(37,563)	27.70	400	8.19	—
Options outstanding at December 31, 2012	285,533	31.73	1,661	8.82	4.43

Exercisable (vested) at December 31, 2012	217,232	31.15	1,372	8.77	3.39

Page-85

The following table summarizes non-vested share-based awards at December 31, 2012, and changes during the year ended December 31, 2012.

	Options		Restricted Stock
		Weighted		Weighted
		Average		Average
	Number of	Grant-Date	Number of	Grant-Date
	Shares	Fair Value	Shares	Fair Value
Non-vested awards at December 31, 2011	72,817	$8.18	18,165	$30.52
Granted	23,930	9.82	9,030	38.18
Vested	(27,806)	7.63	(5,205)	29.17
Forfeited	(640)	8.00	(380)	30.05
Non-vested awards at December 31, 2012	68,301	$8.98	21,610	$34.05

As of December 31, 2012, there was $984 thousand of total unrecognized compensation expense related to non-vested stock options and restricted stock. This cost is expected to be recognized over a weighted average period of approximately three years. The total grant-date fair value of option shares vested during the years ended December 31, 2012, 2011 and 2010 was $212 thousand, $270 thousand and $284 thousand, respectively. The total grant-date fair value of restricted stock vested during 2012, 2011 and 2010 was $152 thousand, $115 thousand and $90 thousand respectively.

A summary of the options outstanding and exercisable by price range as of December 31, 2012 is presented in the following table:

	Stock Options Outstanding as of December 31, 2012			Stock Options Exercisable as of December 31, 2012

		Remaining	Weighted		Weighted
	Stock Options	Contractual Life	Average	Stock Options	Average
Range of Exercise Prices	Outstanding	(in years)	Exercise Price	Exercisable	Exercise Price
$15.01 - $20.00	1,236	0.3	$17.20	1,236	$17.20
$20.01 - $25.00	25,464	6.3	$22.25	13,104	$22.25
$25.01 - $30.00	61,039	2.5	$27.12	57,379	$27.01
$30.01 - $35.00	120,281	3.6	$33.02	105,910	$33.05
$35.01 - $40.00	77,513	6.7	$36.70	39,603	$35.44
	285,533	4.4	$31.73	217,232	31.15

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
The weighted average assumptions used in the pricing model are noted in the table below. The expected term of options granted is derived from historical data on employee exercise and post-vesting employment termination behavior. The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. Expected volatility is based on the historical volatility of the common stock.

Page-86

	Year ended
	December 31, 2012	December 31, 2011	December 31, 2010
Risk-free interest rate	1.60%	2.77%	2.94%
Expected dividend yield on common stock	1.78%	1.69%	1.85%
Expected life in years	7.0	7.5	6.7
Expected price volatility	28.70%	28.92%	28.20%

The fair value of the option is expensed on a straight-line basis over the vesting period. Forfeitures are estimated and expense is recognized only for those shares expected to vest. The estimated forfeiture rate over the life of the options, based on historical forfeiture experience, was 7.5% in 2012, 7.5% in 2011 and 5.0% in 2010.

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

Dividends

Presented below is a summary of cash dividends paid to common shareholders, recorded as a reduction of retained earnings.

	Years ended
(in thousands except per share data)	December 31, 2012	December 31, 2011	December 31, 2010
Cash dividends to common stockholders	$3,751	$3,457	$3,205
Cash dividends per common share	0.70	0.65	0.61

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

Under the California Corporations Code effective January 1, 2012, payment of dividends by Bancorp is restricted to the amount of retained earnings immediately prior to the distribution or the amount of assets that exceeds the total liabilities immediately after the distribution. As of December 31, 2012, Bancorp's retained earnings and the amount of assets that exceeds the total liabilities were $91.2 million and $151.8 million, respectively.

Under the California Financial Code, payment of dividends by the Bank to Bancorp is restricted to the lesser of retained earnings or the amount of undistributed net profits of the Bank from the three most recent fiscal years. Under this restriction, approximately $42.6 million of the Bank's retained earnings balance was available for payment of dividends to Bancorp as of December 31, 2012. Bancorp holds $1.3 million in cash at December 31, 2012. This cash, combined with the $42.6 million dividends available to be distributed (discussed above), is expected to be adequate to cover Bancorp's estimated operational needs and cash dividends to shareholders for 2013.

Shareholder Rights Plan

On July 2, 2007, Bancorp executed a shareholder rights agreement (“Rights Agreement”) designed to discourage takeovers that involve abusive tactics or do not provide fair value to shareholders. As of December 31, 2012, Bancorp was also authorized to issue five million shares of preferred stock with no par value under the Rights Agreement. In the event of a proposed merger, tender offer or other attempt to gain control of Bancorp that the Board of Directors does not approve, it might be possible for the Board of Directors to authorize the issuance of shares of common or preferred stock that would impede the completion of such a transaction. An effect of the possible issuance of common

Page-87

or preferred stock, therefore, may be to deter a future takeover attempt. The Board of Directors has no present plans or understandings for the issuance of any common or preferred stock.

Refer to Exhibit 4.1 Registration Statement on Form 8-A12B filed with the Securities and Exchange Commission on July 2, 2007.

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

The following table summarizes our assets and liabilities that were required to be recorded at fair value on a recurring basis.

(in thousands) Description of Financial Instruments	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At December 31, 2012:
Securities available-for-sale:
Mortgage-backed securities and collateralized mortgage obligations issued by U.S. government-sponsored agencies	$111,797	$—	$111,797	$—
Debentures of government-sponsored agencies	$20,589	$—	$20,589	$—
Privately-issued collateralized mortgage obligations	$21,576	$—	$21,576	$—
Derivative financial assets (interest rate contracts)	$1	$—	$1	$—
Derivative financial liabilities (interest rate contracts)	$5,240	$—	$5,240	$—
At December 31, 2011:
Securities available-for-sale:
Mortgage-backed securities and collateralized mortgage obligations issued by U.S. government-sponsored agencies	$108,857	$—	$108,857	$—
Debentures of government-sponsored agencies	$8,050	$—	$8,050	$—
Privately-issued collateralized mortgage obligations	$18,197	$—	$18,197	$—
Derivative financial liabilities (interest rate contracts)	$5,052	$—	$5,052	$—

Page-88

Securities available-for-sale are recorded at fair value on a recurring basis. When available, quoted market prices (Level 1) are used to determine the fair value of securities available-for-sale. If quoted market prices are not available, we obtain pricing information from a reputable third-party service provider, who may utilize valuation techniques that use current market-based or independently sourced parameters, such as bid/ask prices, dealer-quoted prices, interest rates, benchmark yield curves, prepayment speeds, probability of default, loss severity and credit spreads (Level 2).   Level 2 securities include U.S. agencies’ or government sponsored agencies' debt securities, mortgage-backed securities, government agency-issued and privately-issued collateralized mortgage obligations. As of December 31, 2012 and December 31, 2011, there are no securities that are considered Level 1 or Level 3 securities.

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

Certain financial assets may be measured at fair value on a non-recurring basis. These assets are subject to fair value adjustments that result from the application of the lower of cost or fair value accounting or write-downs of individual assets, such as other real estate owned. For example, when a loan is identified as impaired, it is reported at the lower of cost or fair value, measured based on the loan's observable market price (Level 1) or the current net realizable value of the underlying collateral securing the loan, if the loan is collateral dependent (Level 3).  Significant unobservable inputs such as appraisals, recent comparable sales or offered prices are factored in when valuing these collaterals. Securities held-to-maturity may be written down to fair value (determined using the same techniques discussed above for securities available-for-sale) as a result of an other-than-temporary impairment, if any.

The following table presents the carrying value of financial instruments that were measured at fair value on a nonrecurring basis and that were still held in the statements of condition at each respective period end, by level within the fair value hierarchy as of December 31, 2012 and 2011.

(in thousands) Description of Financial Instruments	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3) [1]
At December 31, 2012:
Impaired loans carried at fair value	$5,574	$—	$—	$5,574

At December 31, 2011:
Impaired loans carried at fair value	$5,269	$—	$—	$5,269

1 Represents collateral-dependent loan principal balances that had been generally written down to the values of the underlying collateral, net of specific valuation allowance of $729 thousand and $1.4 million at December 31, 2012 and December 31, 2011, respectively. The carrying value of loans fully charged-off, which includes unsecured lines of credit, overdrafts and all other loans, is zero.

Page-89

 Disclosures about Fair Value of Financial Instruments

The table below is a summary of fair value estimates for financial instruments as of December 31, 2012 and 2011, excluding financial instruments recorded at fair value on a recurring basis (summarized in the first table in this note). The carrying amounts in the following table are recorded in the consolidated statements of condition under the indicated captions. We have excluded non-financial assets and non-financial liabilities defined by the Codification (ASC 820-10-15-1A), such as Bank premises and equipment, deferred taxes and other liabilities.  In addition, we have not disclosed the fair value of financial instruments specifically excluded from disclosure requirements of the Financial Instruments Topic of the Codification (ASC 825-10-50-8), such as Bank-owned life insurance policies.

	December 31, 2012			December 31, 2011
(in thousands)	Carrying Amounts	Fair Value	Fair Value Hierarchy	Carrying Amounts	Fair Value	Fair Value Hierarchy
Financial assets
Cash and cash equivalents	$28,349	$28,349	Level 1	$129,743	$129,743	Level 1
Investment securities held-to-maturity	139,452	142,231	Level 2	59,738	62,185	Level 2
Loans, net	1,060,291	1,111,355	Level 3	1,016,515	1,053,762	Level 3
Interest receivable	5,073	5,073	Level 2	4,638	4,638	Level 2
Financial liabilities
Deposits	1,253,289	1,254,713	Level 2	1,202,972	1,203,974	Level 2
Federal Home Loan Bank borrowings	15,000	15,989	Level 2	35,000	36,256	Level 2
Subordinated debenture	—	—	Level 2	5,000	4,759	Level 2
Interest payable	225	225	Level 2	381	381	Level 2

Following is a description of methods and assumptions used to estimate the fair value of each class of financial instrument not recorded at fair value but required for disclosure purposes:

Cash and Cash Equivalents - The carrying amounts of cash and cash equivalents approximate their fair value because of the short-term nature of these instruments.

Held-to-maturity Securities - Held-to-maturity securities, which generally consist of obligations of state and political subdivisions and corporate bonds, are recorded at their amortized cost. Their fair value for disclosure purposes is determined using methodologies similar to those described above for available-for-sale securities using Level 2 inputs. If Level 2 inputs are not available, we may utilize pricing models that incorporate unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities (Level 3).  As of December 31, 2012 and 2011, we did not hold any securities whose fair value was measured using significant unobservable inputs.

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

Page-90

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

Note 11: Benefit Plans

In 2003, we established a Deferred Compensation Plan that allows certain key management personnel designated by the Board of Directors of the Bank to defer up to 80% of their salary and 100% of their annual bonus. The Plan was amended in 2007 in order to comply with the most recent Internal Revenue Code Section 409A changes. Under the amended plan, amounts deferred earn interest that is equal to the prime rate on the first business day of the year, which remained unchanged at 3.25% for the past three years. Our deferred compensation obligation of $2.7 million at both December 31, 2012 and 2011, respectively, is included in interest payable and other liabilities.

Our 401(k) Defined Contribution Plan (the “401(k) Plan”) commenced in May 1990 and is available to all regular employees at least eighteen years of age who complete ninety days of service, and enter the plan during one of the four open enrollment dates (January 1, April 1, July 1, and October 1) of each year. Under this plan employees can defer between 1% and 50% of their eligible compensation, up to the maximum amount allowed by the Internal Revenue Code. The Bank will match 50% of each participant's contribution up to $4 thousand annually. Employer contributions totaled $432 thousand, $366 thousand and $277 thousand for the years ended December 31, 2012, 2011 and 2010, respectively.

In 1999, the 401(k) Plan was amended to include an employee stock ownership component and was renamed the Bank of Marin Employee Stock Ownership and Savings Plan (the “Plan”). Under the terms of the Plan, as amended, the Board of Directors determines a specific portion of the Bank's profits to be contributed to the ESOP each year either in common stock or in cash for the purchase of Bancorp stock to be allocated to all eligible employees based on a set percentage of their salaries, regardless of whether an employee is participating in the 401(k) plan or not. For the years ended December 31, 2012, 2011 and 2010, the Bank contributed cash in the amount of $1.1 million, $1.1 million and $898 thousand, respectively, to the ESOP, which purchased Bancorp stock from the open market or private parties who are diversifying their portfolio or taking distributions. Contributions to the Plan for both the 401(k) employer matching contribution and for the ESOP are included in salaries and benefits expenses and vested at a rate of 20% per year over a five-year period. As of December 31, 2012, cash dividends on Bancorp's stock held by the Plan are used to purchase additional shares in the open market. All shares of the Bancorp's stock held by the Plan are included in the calculations of basic and diluted earnings per share.

In January 2010, the Plan was bifurcated into a separate 401(k) Plan and a separate ESOP Plan. The same eligibility criteria and employer contribution allocation apply under the ESOP Plan, while employees' contributions are not permitted. For participants who join the ESOP on or after January 1, 2010, employer contributions vest 0% in year one, 20% in years two through four and 40% in year five.

On January 1, 2011, we established a Salary Continuation Plan to a select group of executive management, who will receive twenty-five percent of their salary continuation benefit payments upon retirement.  Each participant will need to participate in this plan for five years before vesting begins. After five years, the participant will vest ratable in the

Page-91

benefit over the remaining period until age 65. This Plan is unfunded and nonqualified for tax purposes and for purposes of Title I of the Employee Retirement Income Security Act of 1974. Our liability under the Salary Continuation Plan was $326 thousand and $114 thousand recorded in interest payable and other liabilities at December 31, 2012 and December 31, 2011, respectively.

Note 12: Income Taxes

The current and deferred components of the income tax provision for each of the three years ended December 31 are as follows:

(in thousands)	2012	2011	2010
Current tax provision
Federal	$7,994	$7,045	$6,602
State	2,875	2,635	2,293
Total current	10,869	9,680	8,895
Deferred tax (benefit) provision
Federal	(4)	(205)	(503)
State	26	(284)	(221)
Total deferred	22	(489)	(724)
Total income tax provision	$10,891	$9,191	$8,171
Income taxes related to changes in the unrealized gains and losses on available-for-sale securities are recorded directly to other comprehensive income in stockholders' equity and are not included above. These income tax liabilities amounted to $330 thousand, $37 thousand, and $672 thousand in 2012, 2011 and 2010, respectively.

The following table shows the tax effect of our cumulative temporary differences as of December 31:

(in thousands)	2012	2011
Deferred tax assets:
Allowance for loan losses and off-balance sheet credit commitments	$5,955	$6,388
Deferred Compensation Plan and Salary Continuation Plan	1,271	1,195
State franchise tax	1,000	912
Accrued but unpaid expenses	957	188
Stock-based compensation	259	254
Deferred rent and other	571	502
Core deposit intangible asset	266	287
Total gross deferred tax assets	10,279	9,726

Deferred tax liabilities:
Loan origination costs	(1,052)	(760)
Net unrealized gain on securities available-for-sale	(1,488)	(1,158)
Depreciation and disposals on premises and equipment	(637)	(778)
Accretion on loans and investment securities	(449)	(25)
Total gross deferred tax liabilities	(3,626)	(2,721)

Net deferred tax assets	$6,653	$7,005

Based upon the level of historical taxable income and projections for future taxable income over the periods during which the deferred tax assets are expected to be deductible, Management believes it is more likely than not we will realize the benefit of the deferred tax assets. Accordingly, no valuation allowance has been established as of December 31, 2012 or 2011.

Page-92

The effective tax rate for 2012, 2011 and 2010 differs from the current Federal statutory income tax rate as follows:

	2012	2011	2010
Federal statutory income tax rate	35.0%	35.0%	35.0%
Increase (decrease) due to:
California franchise tax, net of federal tax benefit	6.5%	6.2%	6.1%
Tax exempt interest on municipal securities and loans	(2.9)%	(2.8)%	(2.7)%
Tax exempt earnings on bank owned life insurance	(0.9)%	(1.1)%	(1.1)%
Stock based compensation	0.1%	0.1%	0.2%
Other	0.1%	(0.3)%	0.1%
Effective Tax Rate	37.9%	37.1%	37.6%

Bancorp files a consolidated return in the U.S. Federal tax jurisdiction and a combined return in the State of California tax jurisdiction. Prior to the formation of Bancorp in 2007, the Bank filed in the U.S. Federal and California jurisdictions on a stand-alone basis. We are no longer subject to tax examinations by taxing authorities for years beginning before 2009 for U.S. Federal or before 2008 for California. There were no federal or state income tax examinations at the issuance of this report.

In 2012, the California Franchise Tax Board ("FTB") examined our 2009 and 2010 corporation income tax returns. We have received the final notice of proposed adjustments and paid $80 thousand in connection with the enterprise zone net interest deduction in the fourth quarter of 2012.

We had no reserve for uncertain tax positions at December 31, 2012 or 2011. We do not anticipate providing a reserve for uncertain tax positions in the next twelve months. We have elected to record interest and penalties related to unrecognized tax benefits in tax expense. At December 31, 2012, 2011 and 2010, neither the Bank nor Bancorp had an accrual for interest and penalties associated with uncertain tax positions.

Note 13:  Commitments and Contingencies

We rent certain premises and equipment under long-term, non-cancelable operating leases expiring at various dates through the year 2024. Most of the leases contain certain renewal options and escalation clauses. At December 31, 2012, the approximate minimum future commitments payable under non-cancelable contracts for leased premises are as follows:

(in thousands)	2013	2014	2015	2016	2017	Thereafter	Total
Operating leases	$2,911	$2,806	$2,881	$2,964	$2,986	$12,109	$26,657

Rent expense included in occupancy expense totaled $3.3 million, $3.1 million and $2.9 million in 2012, 2011 and 2010, respectively.

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

Page-93

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
Our cash in correspondent bank accounts, at times, may exceed FDIC insured limits. We place cash and cash equivalents with high quality financial institutions, periodically monitor their credit worthiness and limit the amount of credit exposure with any one institution. Concentrations of credit risk with respect to investment securities are limited to the U.S. Government, its agencies and Government Sponsored Enterprises. Our exposure, which primarily results from positions in securities available-for-sale issued and sponsored by the U.S. Government, and its agencies, was $132.3 million, or 45% of our total investment portfolio at December 31, 2012 and $116.9 million, or 60% at December 31, 2011. The second largest concentration was obligations of state and political subdivisions in California which consist of $51.0 million, or 17% of our total investment portfolio at December 31, 2012 and $22.5 million, or 12% at December 31, 2011.
We also manage our credit exposure related to our loan portfolio to avoid the risk of undue concentration of credits in a particular industry by reducing significant exposure to highly leveraged transactions or to any individual customer or counterparty, and by obtaining collateral as appropriate. No individual borrower accounts for more than 5% of loans held in the portfolio. The largest loan concentration group by industry of the borrowers is real estate, which account for 78% and 76% of our loan portfolio at December 31, 2012 and 2011, respectively.

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

The fixed-rate payment features of the interest rate swap agreements are generally structured at inception to mirror substantially all of the provisions of the hedged loan agreements. These interest rate swaps, designated and qualified as fair value hedges, are carried on the consolidated statements of condition at their fair value in other assets (when the fair value is positive) or in other liabilities (when the fair value is negative). One of our interest rate swap agreements qualifies for shortcut hedge accounting treatment. The change in fair value of the swap using the shortcut accounting treatment is recorded in other non-interest income, while the change in fair value of swaps using non-shortcut accounting is recorded in interest income. The unrealized gain or loss in fair value of the hedged fixed-rate loan due to LIBOR interest rate movements is recorded as an adjustment to the hedged loan and offset in other non-interest income (for shortcut accounting treatment) or interest income (for non-shortcut accounting treatment).

From time to time, we make firm commitments to enter into long-term fixed-rate loans with borrowers backed by yield maintenance agreements and simultaneously enter into forward interest rate swap agreements with correspondent banks to mitigate the change in fair value of the yield maintenance agreement. Prior to loan funding, yield maintenance agreements with net settlement features that meet the definition of a derivative are considered as non-designated hedges and are carried on the consolidated statements of condition at their fair value in other assets (when the fair value is positive) or in other liabilities (when the fair value is negative). The offsetting changes in the fair value of the forward swap and the yield maintenance agreement are recorded in interest income. In June 2007, August 2010 and June 2011, three previously undesignated forward swaps were designated to offset the change in fair value of a fixed-

Page-94

rate loan originated in each of those periods. Subsequent to the point of the swap designations, the related yield maintenance agreements are no longer considered derivatives. Their fair value at the designation date was recorded in other assets and is amortized using the effective yield method over the life of the respective designated loans.

The net effect of the change in fair value of interest rate swaps, the amortization of the yield maintenance agreement and the change in the fair value of the hedged loans results in an insignificant amount of hedge ineffectiveness recognized in interest income.

Our credit exposure, if any, on interest rate swaps is limited to the favorable value (net of any collateral pledged to us) and interest payments of all swaps by each counterparty. Conversely, when an interest rate swap is in a liability position exceeding a certain threshold, we are required to post collateral to the counterparty in an amount determined by the agreements (generally when our derivative liability position is greater than $100 thousand or $1.3 million, depending upon the counterparty). Collateral levels are monitored and adjusted on a regular basis for changes in interest rate swap values. As of December 31, 2012, all but one of our derivative instruments are currently in a liability position totaling $5.2 million and have collateral requirements, for which we have posted cash collateral of $5.6 million.

As of December 31, 2012, we have ten interest rate swap agreements, which are scheduled to mature in September 2018, April 2019, June 2020, August 2020, June 2022, June 2031, October 2031, July 2032, August 2037 and October 2037. All of our derivatives are accounted for as fair value hedges. Our interest rate swaps are settled monthly with counterparties. Accrued interest on the swaps totaled $75 thousand and $72 thousand as of December 31, 2012 and December 31, 2011, respectively. Information on our derivatives follows:

	Asset derivatives		Liability derivatives
(in thousands)	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011
Fair value hedges
Interest rate contracts notional amount	$4,932	$—	$38,156	$34,161
Interest rate contracts fair value [1]	1	—	5,240	5,052
Statement of condition location	Other assets	Other assets	Other liabilities	Other liabilities

	Year ended December 31,
(in thousands)	2012	2011	2010
Decrease in value of designated interest rate swaps recognized in interest income	$(188)	$(2,582)	$(881)
Payment on interest rate swaps recorded in interest income	(1,342)	(1,076)	(895)
Increase in value of hedged loans recognized in interest income	311	2,436	575
Increase in value of yield maintenance agreement recognized against interest income	168	(14)	254
Net loss on derivatives recognized against interest income [2]	$(1,051)	$(1,236)	$(947)

1 See Note 4 for valuation methodology.
2 Ineffectiveness of $291 thousand, $(160) thousand and $(52) thousand was recorded in interest income during the years December 31, 2012, 2011 and 2010, respectively. Changes in value of swaps were included in the assessment of hedge effectiveness.

Page-95

Note 16: Regulatory Matters

We are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a material effect on our consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, we must meet specific capital guidelines that involve quantitative measures of our assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and the Bank’s prompt corrective action classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Prompt corrective action provisions are not directly applicable to bank holding companies such as Bancorp.

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

In December 2010, the Basel Committee on Bank Supervision finalized a set of international guidelines for determining regulatory capital known as “Basel III.” These guidelines were developed to address many of the weaknesses in the banking industry that contributed to the past financial crisis, including excessive leverage, inadequate and low quality capital and insufficient liquidity buffers. The guidelines, among other things, increase minimum capital requirements of bank holding companies, including increasing the Tier 1 capital to risk-weighted assets ratio to 6%, introducing a new requirement to maintain a minimum ratio of common equity Tier 1 capital to risk-weighted assets of 4.5% initially and when fully phased in, a possible capital conservation buffer of an additional 2.5% of risk weighted assets. In June 2012, the U.S. regulatory bodies issued a set of proposed rules to implement Basel III that if adopted, would come into effect on January 1, 2013 (subject to phase-in period). A bipartisan letter has been sent to U.S. regulatory bodies signed by a majority of members of the U.S. Senate urging regulators to consider the impact that Basell III capital standards would have on "community banks" and the difference between community banks and large, complex financial institutions. In light of the volume of comments received and the wide range of views expressed during the comment period, the U.S. regulatory bodies decided to postpone the implementation of Basel III and are taking operational and other considerations into account to determine the appropriate implementation dates and associated transition periods.
As of year end, Basell III has been delayed with no proposed implementation date set. We continue to monitor the development of the proposed rules and their potential impact. We have modeled our ratios under the proposed rules and we do not expect that we would be required to hold a significantly larger amount of capital than we currently hold.

The Bank’s and Bancorp’s capital adequacy ratios as of December 31, 2012 and December 31, 2011 are presented in the following tables. Our capital ratios continued to increase in 2012 due to the accumulation of undistributed earnings. In September 2012, the Bank redeemed a $5 million subordinated debenture that carried a higher cost than our other funding sources and that did not count towards Tier 1 capital under the existing capital requirements and the Basel III standards.

Capital Ratios for Bancorp (in thousands)	Actual Ratio		Minimum Capital for Capital Adequacy Purposes
As of December 31, 2012	Amount	Ratio	Amount	Ratio
Total Capital (to risk-weighted assets)	$163,900	13.71%	95,655	8.0%
Tier 1 Capital (to risk-weighted assets)	$149,737	12.52%	47,827	4.0%
Tier 1 Capital (to average assets)	$149,737	10.30%	58,169	4.0%

As of December 31, 2011
Total Capital (to risk-weighted assets)	$153,557	13.13%	93,552	8.0%
Tier 1 Capital (to risk-weighted assets)	$133,953	11.45%	46,776	4.0%
Tier 1 Capital (to average assets)	$133,953	9.53%	56,206	4.0%

Page-96

Capital Ratios for the Bank (in thousands)	Actual Ratio		Minimum Capital Adequacy Purposes		Minimum Capital to be Well Capitalized under Prompt Corrective Action Provisions
As of December 31, 2012	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk-weighted assets)	$162,554	13.60%	95,652	8.0%	119,566	10.0%
Tier 1 Capital (to risk-weighted assets)	$148,391	12.41%	47,826	4.0%	71,739	6.0%
Tier 1 Capital (to average assets)	$148,391	10.20%	58,168	4.0%	72,710	5.0%

As of December 31, 2011
Total Capital (to risk-weighted assets)	$150,785	12.89%	93,551	8.0%	116,939	10.0%
Tier 1 Capital (to risk-weighted assets)	$131,160	11.22%	46,776	4.0%	70,163	6.0%
Tier 1 Capital (to average assets)	$131,160	9.33%	56,206	4.0%	70,257	5.0%

Page-97

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

The contractual amount of loan commitments and standby letters of credit not reflected on the consolidated statements of condition was $250.8 million at December 31, 2012 at rates ranging from 1.75% to 18.00%. This amount included $141.8 million under commercial lines of credit (these commitments are contingent upon customers maintaining specific credit standards), $72.6 million under revolving home equity lines, $14.6 million under standby letters of credit, $12.4 million under undisbursed construction loans, and a remaining $9.4 million under personal and other lines of credit. We have set aside an allowance for losses in the amount of $502 thousand for these commitments as of December 31, 2012, which is recorded in interest payable and other liabilities. Approximately 52% of the commitments expire in 2013 and approximately 48% expire between 2014 and 2021.

Page-98

Note 18:  Condensed Bank of Marin Bancorp Parent Only Financial Statements

Presented below is financial information for Bank of Marin Bancorp, parent holding company only.

CONDENSED UNCONSOLIDATED STATEMENTS OF CONDITION
at December 31, 2012 and 2011

(in thousands)	December 31, 2012	December 31, 2011

Assets
Cash and due from Bank of Marin	$1,293	$2,836
Investment in subsidiary	150,445	132,759
Other assets	92	21
Total assets	$151,830	$135,616

Liabilities and Stockholders' Equity
Accrued expenses payable	$38	$65
Total liabilities	38	65
Stockholders' equity	151,792	135,551
Total liabilities and stockholders' equity	$151,830	$135,616

CONDENSED UNCONSOLIDATED STATEMENTS OF INCOME
for the fiscal years ended December 31, 2012, 2011 and 2010

(in thousands)	December 31, 2012	December 31, 2011	December 31, 2010

Income
Dividends from subsidiary	$2,700	$—	$3,000
Total income	2,700	—	3,000

Expense
Non-interest expense	716	748	713
Total expense	716	748	713

Income before income taxes and equity in undistributed net income of subsidiary	1,984	(748)	2,287
Income tax benefit	301	249	300
Income before equity in undistributed net income of subsidiary	2,285	(499)	2,587
Equity in undistributed net income of subsidiary	15,532	16,063	10,965

Net income	$17,817	$15,564	$13,552

Page-99

CONDENSED UNCONSOLIDATED STATEMENTS OF CASH FLOWS
for the fiscal years ended December 31, 2012, 2011 and 2010

(in thousands)	December 31, 2012	December 31, 2011	December 31, 2010

Cash Flows from Operating Activities:
Net income	$17,817	$15,564	$13,552
Adjustments to reconcile net income to net cash used in operating activities:
Equity in undistributed and distributed net income of subsidiary	(18,231)	(16,063)	(13,965)
Net change in operating assets and liabilities
Other assets	(71)	58	(6)
Other liabilities	(7)	46	13
Net cash used in operating activities	(492)	(395)	(406)

Cash Flows from Investing Activities:
Capital contribution to subsidiary	(1,070)	(774)	(912)
Net cash used in investing activities	(1,070)	(774)	(912)

Cash Flows from Financing Activities:
Stock options exercised and stock purchases	1,070	774	912
Dividends paid on common stock	(3,751)	(3,457)	(3,205)
Dividends received from subsidiary	2,700	—	3,000
Net cash provided by (used by) financing activities	19	(2,683)	707

Net decrease in cash and cash equivalents	(1,543)	(3,852)	(611)

Cash and cash equivalents at beginning of period	2,836	6,688	7,299
Cash and cash equivalents at end of period	$1,293	$2,836	$6,688

Supplemental schedule of non-cash financing activities:
Stock issued in payment of director fees	199	200	200

End of 2012 Audited Consolidated Financial Statements

Page-100

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.    CONTROLS AND PROCEDURES

(A)     Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act of 1934 (the “Act”)) as of December 31, 2012. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2012.

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

(D)    Changes in Internal Controls

During the quarter ended December 31, 2012, there was no significant change in our internal control over financial reporting identified in connection with the evaluation mentioned in (B) above, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Page-101

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference from our Proxy Statement for the 2013 Annual Meeting of Shareholders. Bancorp and the Bank have adopted a Code of Ethics that applies to all staff including the Chief Executive Officer, Chief Financial Officer and Controller. A copy of the Code of Ethical Conduct, which is also included on our website, will be provided to any person, without charge, upon written request to Corporate Secretary, Bank of Marin Bancorp, 504 Redwood Boulevard, Suite 100, Novato, CA 94947.

ITEM 11.     EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference from our Proxy Statement for the 2013 Annual Meeting of Shareholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference from Item 5 above, Note 9 to our audited consolidated financial statements and our Proxy Statement for the 2013 Annual Meeting of Shareholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference from our Proxy Statement for the 2013 Annual Meeting of Shareholders.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference from our Proxy Statement for the 2013 Annual Meeting of Shareholders.

Page-102

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

(A)     Documents Filed as Part of this Report

1.     Financial Statements

The financial statements and supplementary data listed below are filed as part of this report under Item 8, captioned Financial Statements and Supplementary Data.
Report of Independent Registered Public Accounting Firm for the years ended December 31, 2012, 2011 and 2010
Management's Report on Internal Control over Financial Reporting
Consolidated Statements of Condition as of December 31, 2012 and 2011
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2012, 2011 and 2010
Consolidated Statement of Changes in Stockholders' Equity for the Years Ended December 31, 2012, 2011 and 2010
Consolidated Statement of Cash Flows for the Years Ended December 31, 2012, 2011 and 2010
Notes to Consolidated Financial Statements

2.     Financial Statement Schedules

All financial statement schedules have been omitted, as they are inapplicable or the required information is included in the financial statements or notes thereto.

Page-103

(B)    Exhibits Filed

The following exhibits are filed as part of this report or hereby incorporated by references to filings previously made with the SEC.

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

Page-104

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bank of Marin Bancorp (registrant)

March 14, 2013	/s/ Russell A. Colombo
Date	Russell A. Colombo
President &
Chief Executive Officer
(Principal Executive Officer)

March 14, 2013	/s/ Christina J. Cook
Date	Christina J. Cook
Executive Vice President &
Chief Financial Officer
(Principal Financial Officer)

March 14, 2013	/s/ Cecilia Situ
Date	Cecilia Situ
First Vice President &
Controller
(Principal Accounting Officer)

Page-105

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Members of Bank of Marin Bancorp's Board of Directors

Dated: March 14, 2013	/s/ Joel Sklar
Joel Sklar, M.D.
Chairman of the Board

Dated: March 14, 2013	/s/ Russell A. Colombo
Russell A. Colombo
President & Chief Executive Officer

Dated: March 14, 2013	/s/ Thomas M. Foster
Thomas M. Foster

Dated: March 14, 2013	/s/ Robert Heller
Robert Heller

Dated: March 14, 2013	/s/ Norma J. Howard
Norma J. Howard

Dated: March 14, 2013	/s/ Stuart D. Lum
Stuart D. Lum

Dated: March 14, 2013	/s/ Joseph D. Martino
Joseph D. Martino

Dated: March 14, 2013	/s/ William H. McDevitt, Jr.
William H. McDevitt, Jr.

Dated: March 14, 2013	/s/ Brian M. Sobel
Brian M. Sobel

Dated: March 14, 2013	/s/ J. Dietrich Stroeh
J. Dietrich Stroeh

Dated: March 14, 2013	/s/ Jan I. Yanehiro
Jan I. Yanehiro

Dated: March 14, 2013	/s/ Michaela Rodeno
Michaela Rodeno

Page-106

EXHIBIT INDEX

Exhibit No.	Description	Location

23.01	Consent of Moss Adams LLP.	Filed herewith.

31.01	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.02	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.01	Certification pursuant to 18 U.S.C. §1350 as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

Page-107