Form 10-Q
period 2013-03-31
Bank of Marin Bancorp
filed 2013-05-08
CIK 1403475

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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
Yes ☒                    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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
Yes   ☐     No  ☒

As of April 30, 2013, there were 5,441,550 shares of common stock outstanding.

Page-2

PART I       FINANCIAL INFORMATION

ITEM 1.  Financial Statements

BANK OF MARIN BANCORP CONSOLIDATED STATEMENTS OF CONDITION at March 31, 2013 and December 31, 2012

(in thousands, except share data; 2013 unaudited)	March 31, 2013	December 31, 2012
Assets
Cash and due from banks	$31,364	$28,349
Cash and cash equivalents	31,364	28,349
Investment securities
Held to maturity, at amortized cost	138,978	139,452
Available for sale, at fair value (amortized cost $139,414 and $150,420 at March 31, 2013 and December 31, 2012, respectively)	142,653	153,962
Total investment securities	281,631	293,414
Loans, net of allowance for loan losses of $13,434 and $13,661 at March 31, 2013 and December 31, 2012, respectively	1,058,401	1,060,291
Bank premises and equipment, net	9,358	9,344
Interest receivable and other assets	46,268	43,351
Total assets	$1,427,022	$1,434,749

Liabilities and Stockholders' Equity
Liabilities
Deposits
Non-interest bearing	$485,942	$389,722
Interest bearing
Transaction accounts	86,124	169,647
Savings accounts	95,428	93,404
Money market accounts	417,293	443,742
CDARS® time accounts	7,448	15,718
Other time accounts	139,316	141,056
Total deposits	1,231,551	1,253,289
Federal Home Loan Bank borrowings	23,200	15,000
Interest payable and other liabilities	15,428	14,668
Total liabilities	1,270,179	1,282,957

Stockholders' Equity
Preferred stock, no par value Authorized - 5,000,000 shares, none issued	—	—
Common stock, no par value Authorized - 15,000,000 shares; Issued and outstanding - 5,430,220 and 5,389,210 at March 31, 2013 and December 31, 2012, respectively	59,906	58,573
Retained earnings	95,059	91,164
Accumulated other comprehensive income, net	1,878	2,055
Total stockholders' equity	156,843	151,792
Total liabilities and stockholders' equity	$1,427,022	$1,434,749

The accompanying notes are an integral part of these consolidated financial statements.

Page-3

BANK OF MARIN BANCORP CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME for the three months ended March 31, 2013, December 31, 2012 and March 31, 2012

	Three months ended
(in thousands, except per share amounts; unaudited)	March 31, 2013	December 31, 2012	March 31, 2012
Interest income
Interest and fees on loans	$13,635	$14,634	$15,328
Interest on investment securities
Securities of U.S. government agencies	625	680	967
Obligations of state and political subdivisions	638	565	387
Corporate debt securities and other	324	353	201
Interest on Federal funds sold and short-term investments	8	66	50
Total interest income	15,230	16,298	16,933
Interest expense
Interest on interest bearing transaction accounts	11	14	44
Interest on savings accounts	8	16	22
Interest on money market accounts	99	145	183
Interest on CDARS® time accounts	5	11	32
Interest on other time accounts	232	241	304
Interest on borrowed funds	79	80	147
Total interest expense	434	507	732
Net interest income	14,796	15,791	16,201
(Reversal of) provision for loan losses	(230)	700	—
Net interest income after provision for loan losses	15,026	15,091	16,201
Non-interest income
Service charges on deposit accounts	521	529	524
Wealth Management and Trust Services	547	513	456
Debit card interchange fees	252	261	234
Merchant interchange fees	205	177	193
Earnings on Bank-owned life insurance	401	190	188
Other income	180	146	100
Total non-interest income	2,106	1,816	1,695
Non-interest expense
Salaries and related benefits	5,298	5,010	5,604
Occupancy and equipment	1,073	1,098	987
Depreciation and amortization	336	334	341
Federal Deposit Insurance Corporation insurance	214	245	233
Data processing	549	652	606
Professional services	527	720	585
Other expense	1,698	1,523	1,479
Total non-interest expense	9,695	9,582	9,835
Income before provision for income taxes	7,437	7,325	8,061
Provision for income taxes	2,571	2,623	3,121
Net income	$4,866	$4,702	$4,940
Net income per common share:
Basic	$0.90	$0.88	$0.93
Diluted	$0.89	$0.86	$0.91
Weighted-average shares used to compute net income per common share:
Basic	5,389	5,357	5,326
Diluted	5,487	5,451	5,425
Dividends declared per common share	$0.18	$0.18	$0.17
Comprehensive income:
Net income	$4,866	$4,702	$4,940
Other comprehensive (loss) income
Change in net unrealized gain on available for sale securities	(303)	16	28
Reclassification adjustment for loss on sale of securities included in net income	—	—	38
Net change in unrealized gain on available for sale securities, before tax	(303)	16	66
Deferred tax (benefit) expense	(126)	6	28
Other comprehensive (loss) income, net of tax	(177)	10	38
Comprehensive income	$4,689	$4,712	$4,978

The accompanying notes are an integral part of these consolidated financial statements.

Page-4

BANK OF MARIN BANCORP CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
for the year ended December 31, 2012 and the three months ended March 31, 2013

(dollars in thousands; 2013 unaudited )	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income, Net of Taxes	Total
	Shares	Amount
Balance at December 31, 2011	5,336,927	$56,854	$77,098	$1,599	$135,551
Net income	—	—	17,817	—	17,817
Other comprehensive income	—	—	—	456	456
Stock options exercised	37,563	1,041	—	—	1,041
Excess tax benefit - stock-based compensation	—	42	—	—	42
Stock issued under employee stock purchase plan	700	25	—	—	25
Restricted stock granted	9,030	—	—	—	—
Restricted stock forfeited / cancelled	(380)	—	—	—	—
Stock-based compensation - stock options	—	206	—	—	206
Stock-based compensation - restricted stock	—	202	—	—	202
Cash dividends paid on common stock	—	—	(3,751)	—	(3,751)
Stock purchased by directors under director stock plan	100	4	—	—	4
Stock issued in payment of director fees	5,270	199	—	—	199
Balance at December 31, 2012	5,389,210	$58,573	$91,164	$2,055	$151,792
Net income	—	—	4,866	—	4,866
Other comprehensive (loss)	—	—	—	(177)	(177)
Stock options exercised	36,060	1,057	—	—	1,057
Excess tax benefit - stock-based compensation	—	59	—	—	59
Stock issued under employee stock purchase plan	251	9	—	—	9
Restricted stock granted	2,200	—	—	—	—
Restricted stock forfeited / cancelled	(510)	—	—	—	—
Stock-based compensation - stock options	—	43	—	—	43
Stock-based compensation - restricted stock	—	49	—	—	49
Cash dividends paid on common stock	—	—	(971)	—	(971)
Stock purchased by directors under director stock plan	160	6	—	—	6
Stock issued in payment of director fees	2,849	110	—	—	110
Balance at March 31, 2013	5,430,220	$59,906	$95,059	$1,878	$156,843

The accompanying notes are an integral part of these consolidated financial statements.

Page-5

BANK OF MARIN BANCORP CONSOLIDATED STATEMENTS OF CASH FLOWS
for the three months ended March 31, 2013 and 2012

(in thousands, unaudited)	March 31, 2013	March 31, 2012
Cash Flows from Operating Activities:
Net income	$4,866	$4,940
Adjustments to reconcile net income to net cash provided by operating activities:
(Reversal of) provision for loan losses	(230)	—
Compensation expense--common stock for director fees	55	50
Stock-based compensation expense	92	86
Excess tax benefits from exercised stock options	(36)	(10)
Amortization of investment security premiums, net of accretion of discounts	819	356
Accretion of discount on acquired loans	(368)	(713)
Decrease in deferred loan origination fees, net	(333)	(292)
Loss on sale of investment securities	—	38
Depreciation and amortization	336	341
(Gain) loss on sale of repossessed assets	(4)	3
Earnings on bank owned life insurance policies	(401)	(188)
Net change in operating assets and liabilities:
Interest receivable	(251)	(271)
Interest payable	(9)	(97)
Deferred rent and other rent-related expenses	28	42
Other assets	(1,982)	213
Other liabilities	1,547	1,631
Total adjustments	(737)	1,189
Net cash provided by operating activities	4,129	6,129
Cash Flows from Investing Activities:
Purchase of securities held to maturity	—	(15,372)
Purchase of securities available for sale	—	(14,414)
Proceeds from sale of securities available for sale	1,082	2,181
Proceeds from paydowns/maturity of securities held to maturity	—	1,000
Proceeds from paydowns/maturity of securities available for sale	9,579	12,764
Loans originated and principal collected, net	1,937	(1,794)
Purchase of bank owned life insurance policies	—	(364)
Purchase of premises and equipment	(350)	(26)
Proceeds from sale of repossessed assets	39	22
Net cash provided by (used in) investing activities	12,287	(16,003)
Cash Flows from Financing Activities:
Net (decrease) increase in deposits	(21,738)	42,669
Proceeds from stock options exercised	1,057	190
Advance on Federal Home Loan Bank borrowings	8,200	—
Repayment of Federal Home Loan Bank borrowings	—	(20,000)
Cash dividends paid on common stock	(971)	(908)
Stock issued under employee and director stock purchase plans	15	9
Excess tax benefits from exercised stock options	36	10
Net cash (used in) provided by financing activities	(13,401)	21,970
Net increase in cash and cash equivalents	3,015	12,096
Cash and cash equivalents at beginning of period	28,349	129,743
Cash and cash equivalents at end of period	$31,364	$141,839
Supplemental disclosure of cash flow information:
Cash paid in interest	$444	$829
Cash paid in income taxes	$1,954	$253
Supplemental disclosure of non-cash investing and financing activities:
Change in unrealized gain on available-for- sale securities	$(303)	$66
Loans transferred to repossessed assets	$192	$—
Stock issued in payment of director fees	$110	$100

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

Certain information and footnote disclosures presented in the annual consolidated financial statements are not included in the interim consolidated financial statements. Accordingly, the accompanying unaudited interim consolidated financial statements should be read in conjunction with our 2012 Annual Report on Form 10-K.  The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the operating results for the full year.

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

	Three months ended
(in thousands; except per share data; unaudited)	March 31, 2013	December 31, 2012	March 31, 2012
Weighted average basic shares outstanding	5,389	5,357	5,326
Add: Potential common shares related to stock options	43	44	49
Potential common shares related to unvested restricted stock	7	5	5
Potential common shares related to warrant	48	45	45
Weighted average diluted shares outstanding	5,487	5,451	5,425

Net income	$4,866	$4,702	$4,940
Basic EPS	$0.90	$0.88	$0.93
Diluted EPS	$0.89	$0.86	$0.91

Weighted average anti-dilutive shares not included in the calculation of diluted EPS	45	49	32

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

In January 2013, the FASB issued ASU No. 2013-01 Balance Sheet (Topic 210) Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which clarifies that ordinary trade receivables and receivables are not in the scope of ASU 2011-11. It further clarifies that the scope of ASU No. 2011-11 applies to derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria contained in FASB Accounting Standards Codification® or subject to a master netting arrangement or similar agreement. Both ASU 2011-11 and ASU 2013-1 are effective for annual periods beginning on or after January 1, 2013, and interim periods within those annual periods. We have adopted these ASUs in the first quarter of 2013.

In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220) Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The ASU requires entities to provide enhanced disclosures to present separately by component reclassifications out of accumulated other comprehensive income. An entity is required to disclose in the notes of the financial statements or parenthetically on the face of the financial statements the effect of significant items reclassified out of accumulated other comprehensive income on the respective line items of net income, but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety. ASU 2013-02 is effective for fiscal years, and interim periods beginning on or after December 15, 2012 for public entities. We have adopted this ASU in the first quarter of 2013.

Page-8

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

The following table summarizes our assets and liabilities that were required to be recorded at fair value on a recurring basis.

(in thousands) Description of Financial Instruments	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At March 31, 2013 (unaudited):
Securities available-for-sale:
Mortgage-backed securities and collateralized mortgage obligations issued by U.S. government-sponsored agencies	$102,561	$—	$102,561	$—
Debentures of government-sponsored agencies	$20,685	$—	$20,685	$—
Privately-issued collateralized mortgage obligations	$19,407	$—	$19,407	$—
Derivative financial assets (interest rate contracts)	$80	$—	$80	$—
Derivative financial liabilities (interest rate contracts)	$4,671	$—	$4,671	$—
At December 31, 2012:
Securities available-for-sale:
Mortgage-backed securities and collateralized mortgage obligations issued by U.S. government-sponsored agencies	$111,797	$—	$111,797	$—
Debentures of government-sponsored agencies	$20,589	$—	$20,589	$—
Privately-issued collateralized mortgage obligations	$21,576	$—	$21,576	$—
Derivative financial assets (interest rate contracts)	$1	$—	$1	$—
Derivative financial liabilities (interest rate contracts)	$5,240	$—	$5,240	$—

Page-9

Securities available-for-sale are recorded at fair value on a recurring basis. When available, quoted market prices (Level 1) are used to determine the fair value of securities available-for-sale. If quoted market prices are not available, we obtain pricing information from a reputable third-party service provider, who may utilize valuation techniques that use current market-based or independently sourced parameters, such as bid/ask prices, dealer-quoted prices, interest rates, benchmark yield curves, prepayment speeds, probability of default, loss severity and credit spreads (Level 2).   Level 2 securities include U.S. agencies or government sponsored agencies' debt securities, mortgage-backed securities, government agency-issued and privately-issued collateralized mortgage obligations. As of March 31, 2013 and December 31, 2012, there are no securities that are considered Level 1 or Level 3 securities.

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

Certain financial assets may be measured at fair value on a non-recurring basis. These assets are subject to fair value adjustments that result from the application of the lower of cost or fair value accounting or write-downs of individual assets, such as other real estate owned. For example, when a loan is identified as impaired, it is reported at the lower of cost or fair value, measured based on the loan's observable market price (Level 1) or the current net realizable value of the underlying collateral securing the loan, if the loan is collateral dependent (Level 3).  Significant unobservable inputs such as appraisals, recent comparable sales or offered prices are factored in when valuing the collateral. Securities held-to-maturity may be written down to fair value (determined using the same techniques discussed above for securities available-for-sale) as a result of an other-than-temporary impairment, if any.

The following table presents the carrying value of financial instruments that were measured at fair value on a nonrecurring basis and that were still held in the statements of condition at each respective period end, by level within the fair value hierarchy as of March 31, 2013 and December 31, 2012.

(in thousands) Description of Financial Instruments	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3) [1]
At March 31, 2013 (unaudited):
Impaired loans carried at fair value	$5,799	$—	$—	$5,799

At December 31, 2012:
Impaired loans carried at fair value	$9,908	$—	$—	$9,908

1 Represents collateral-dependent loan principal balances that had been generally written down to the values of the underlying collateral, net of specific valuation allowance of $411 thousand and $729 thousand at March 31, 2013 and December 31, 2012, respectively. The carrying value of loans fully charged-off, which includes unsecured lines of credit, overdrafts and all other loans, is zero.

Page-10

Disclosures about Fair Value of Financial Instruments

The table below is a summary of fair value estimates for financial instruments as of March 31, 2013 and December 31, 2012, excluding financial instruments recorded at fair value on a recurring basis (summarized in the first table in this note). The carrying amounts in the following table are recorded in the consolidated statements of condition under the indicated captions. We have excluded non-financial assets and non-financial liabilities defined by the Codification (ASC 820-10-15-1A), such as Bank premises and equipment, deferred taxes and other liabilities.  In addition, we have not disclosed the fair value of financial instruments specifically excluded from disclosure requirements of the Financial Instruments Topic of the Codification (ASC 825-10-50-8), such as Bank-owned life insurance policies.

	March 31, 2013			December 31, 2012
(in thousands; 2013 unaudited)	Carrying Amounts	Fair Value	Fair Value Hierarchy	Carrying Amounts	Fair Value	Fair Value Hierarchy
Financial assets
Cash and cash equivalents	$31,364	$31,364	Level 1	$28,349	$28,349	Level 1
Investment securities held-to-maturity	138,978	141,981	Level 2	139,452	142,231	Level 2
Loans, net	1,058,401	1,100,982	Level 3	1,060,291	1,111,355	Level 3
Interest receivable	5,324	5,324	Level 2	5,073	5,073	Level 2
Financial liabilities
Deposits	1,231,551	1,232,980	Level 2	1,253,289	1,254,713	Level 2
Federal Home Loan Bank short-term borrowings	8,200	8,200	Level 1	—	—	Level 1
Federal Home Loan Bank borrowings	15,000	15,955	Level 2	15,000	15,989	Level 2
Interest payable	216	216	Level 2	225	225	Level 2

Following is a description of methods and assumptions used to estimate the fair value of each class of financial instrument not recorded at fair value but required for disclosure purposes:

Cash and Cash Equivalents - The carrying amounts of cash and cash equivalents approximate their fair value because of the short-term nature of these instruments.

Held-to-maturity Securities - Held-to-maturity securities, which generally consist of obligations of state and political subdivisions and corporate bonds, are recorded at their amortized cost. Their fair value for disclosure purposes is determined using methodologies similar to those described above for available-for-sale securities using Level 2 inputs. If Level 2 inputs are not available, we may utilize pricing models that incorporate unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities (Level 3).  As of March 31, 2013 and December 31, 2012, we did not hold any securities whose fair value was measured using significant unobservable inputs.

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

Note 4:  Investment Securities

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

	March 31, 2013				December 31, 2012
	Amortized	Fair	Gross Unrealized		Amortized	Fair	Gross Unrealized
(in thousands; 2013 unaudited)	Cost	Value	Gains	(Losses)	Cost	Value	Gains	(Losses)
Held-to-maturity
Obligations of state and political subdivisions	$96,552	$99,072	$2,828	$(308)	$96,922	$99,350	$2,855	$(427)
Corporate bonds	42,426	42,909	532	(49)	42,530	42,881	458	(107)
Total held-to-maturity	138,978	141,981	3,360	(357)	139,452	142,231	3,313	(534)

Available-for-sale
Securities of U. S. government agencies:
MBS pass-through securities issued by FNMA and FHLMC	50,095	51,347	1,396	(144)	52,042	53,713	1,711	(40)
CMOs issued by FNMA	3,447	3,546	99	—	4,447	4,550	105	(2)
CMOs issued by FHLMC	11,865	12,040	176	(1)	13,527	13,778	251	—
CMOs issued by GNMA	34,731	35,628	897	—	38,871	39,756	886	(1)
Debentures of government- sponsored agencies	20,430	20,685	255	—	20,462	20,589	228	(101)
Privately issued CMOs	18,846	19,407	594	(33)	21,071	21,576	595	(90)
Total available-for-sale	139,414	142,653	3,417	(178)	150,420	153,962	3,776	(234)

Total investment securities	$278,392	$284,634	$6,777	$(535)	$289,872	$296,193	$7,089	$(768)

The amortized cost and fair value of investment debt securities by contractual maturity at March 31, 2013 are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2013
	Held-to-Maturity		Available-for-Sale
(in thousands; unaudited)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$762	$762	$—	$—
After one but within five years	98,343	99,588	27,068	27,658
After five years through ten years	29,595	31,333	22,167	22,235
After ten years	10,278	10,298	90,179	92,760
Total	$138,978	$141,981	$139,414	$142,653

Two available-for-sale securities were sold in January 2013 with proceeds of $1.1 million and a slight net gain of $339. One available-for-sale security was sold in February 2012 with proceeds of $2.2 million and loss of $38 thousand.

Investment securities carried at $47.5 million and $47.7 million at March 31, 2013 and December 31, 2012, respectively, were pledged with the State of California: $46.8 million and $47 million to secure public deposits in compliance with the Local Agency Security Program at March 31, 2013 and December 31, 2012, respectively, and $722 thousand and $719 thousand to provide collateral for trust deposits at March 31, 2013 and December 31, 2012, respectively. In addition, investment securities carried at $1.1 million were pledged to collateralize an internal Wealth Management and Trust Services (“WMTS”) checking account at both March 31, 2013 and December 31, 2012.

Other-Than-Temporarily Impaired Debt Securities

Page-13

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

Thirty-eight and fifty-five investment securities were in unrealized loss positions at March 31, 2013 and December 31, 2012, respectively. They are summarized and classified according to the duration of the loss period as follows:

March 31, 2013	< 12 continuous months		> 12 continuous months		Total Securities in a loss position
(In thousands; unaudited)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
Held-to-maturity
Obligations of state & political subdivisions	$24,823	$(308)	$—	$—	$24,823	$(308)
Corporate bonds	13,673	(49)	—	—	13,673	(49)
Total held-to-maturity	38,496	(357)	—	—	38,496	(357)
Available-for-sale
MBS pass-through securities issued by FNMA and FHLMC	8,664	(144)	—	—	8,664	(144)
CMOs issued by FHLMC	2,868	(1)	—	—	2,868	(1)
Privately issued CMOs	1,740	(32)	194	(1)	1,934	(33)
Total available-for-sale	13,272	(177)	194	(1)	13,466	(178)
Total temporarily impaired securities	$51,768	$(534)	$194	$(1)	$51,962	$(535)

December 31, 2012	< 12 continuous months		> 12 continuous months		Total Securities in a loss position
(In thousands)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
Held-to-maturity
Obligations of state & political subdivisions	$33,196	$(427)	$—	$—	$33,196	$(427)
Corporate bonds	15,649	(107)	—	—	15,649	(107)
Total held-to-maturity	48,845	(534)	—	—	48,845	(534)
Available-for-sale
MBS pass-through securities issued by FNMA and FHLMC	3,569	(40)	—	—	3,569	(40)
CMOs issued by FNMA	3,185	(2)	—	—	3,185	(2)
CMOs issued by GNMA	1,550	(1)	—	—	1,550	(1)
Debentures of government- sponsored agencies	9,899	(101)	—	—	9,899	(101)
Privately issued CMOs	4,214	(89)	203	(1)	4,417	(90)
Total available-for-sale	22,417	(233)	203	(1)	22,620	(234)
Total temporarily impaired securities	$71,262	$(767)	$203	$(1)	$71,465	$(768)

Page-14

Twenty-six obligations of U.S. states and political subdivisions, five corporate bonds, one CMO issued by FHLMC, two MBS pass-through securities issued by FNMA and FHLMC, and three privately issued CMOs in our portfolio were in a temporary loss position for less than twelve months as of March 31, 2013. Securities issued by GNMA and FNMA have the guarantee of the full faith and credit of the U.S. Federal Government. The other temporarily impaired securities are deemed credit worthy after our periodic impairment analysis and are all rated as investment grade by at least one major rating agency. We also monitor the financial information of the issuers of obligations of U.S. states and political subdivisions as part of our ongoing impairment analysis. As a result of this impairment analysis, we concluded that these securities were not other-than-temporarily impaired March 31, 2013.

As of March 31, 2013, there was one CMO privately issued by a financial institution (with no guarantee from government sponsored agencies) in a continuous loss position for more than twelve months. It is collateralized by residential mortgages with low loan-to-value ratios and delinquency ratios and may be prepaid at par prior to maturity. We reviewed the loans collateralizing the security, credit scores of the borrowers, expected default rates and loss severities. Based upon our assessment of expected credit losses of the security given the performance of the underlying collateral and the credit enhancements, we concluded that the security was not other-than-temporarily impaired at March 31, 2013. In addition, the security was rated as investment grade by at least one major rating agency.

Securities Carried at Cost

As a member of the FHLB, we are required to maintain a minimum investment in the FHLB capital stock determined by the Board of Directors of the FHLB. The minimum investment requirements can also increase in the event we need to increase our borrowing capacity with the FHLB. Shares cannot be purchased or sold except between the FHLB and its members at its $100 per share par value. We held $6.0 million of FHLB stock recorded at cost in other assets at both March 31, 2013, and December 31, 2012. On February 20, 2013, FHLB declared a cash dividend for the fourth quarter of 2012 at an annualized dividend rate of 0.5%. Management does not believe that the FHLB stock is other-than-temporarily-impaired, as we expect to be able to redeem this stock at cost.

As a member bank of Visa U.S.A., we hold 16,939 shares of Visa Inc. Class B common stock with a carrying value of zero, which is equal to our cost basis. These shares are restricted from resale until their conversion into Class A (voting) shares upon the termination of Visa Inc.'s covered litigation escrow account. As a result of the restriction, these shares are not considered available-for-sale and are not carried at fair value. The fair value of the Class B common stock we own was $1.2 million and $1.1 million at March 31, 2013 and December 31, 2012, respectively, based on the Class A as-converted rate of 0.4206, which is subject to further reduction upon the final settlement of the covered litigation against Visa Inc. and its member banks. See Note 8 herein.

Page-15

Note 5:  Loans and Allowance for Loan Losses

Credit Quality of Loans

Outstanding loans by class and payment aging as of March 31, 2013 and December 31, 2012 are as follows:

Loan Aging Analysis by Class as of March 31, 2013 and December 31, 2012
(dollars in thousands; 2013 unaudited)	Commercial and industrial	Commercial real estate, owner-occupied	Commercial real estate, investor	Construction	Home equity	Other residential [1]	Installment and other consumer	Total
March 31, 2013
30-59 days past due	$50	$298	$696	$4,745	$99	$—	$502	$6,390
60-89 days past due	1,687	—	—	—	—	—	—	1,687
Greater than 90 days past due (non-accrual) [2]	3,884	1,403	5,714	2,239	530	1,165	356	15,291
Total past due	5,621	1,701	6,410	6,984	629	1,165	858	23,368
Current	170,114	195,102	503,419	25,851	89,866	44,714	19,401	1,048,467
Total loans [3]	$175,735	$196,803	$509,829	$32,835	$90,495	$45,879	$20,259	$1,071,835
Non-accrual loans to total loans	2.2%	0.7%	1.1%	6.8%	0.6%	2.5%	1.8%	1.4%
December 31, 2012
30-59 days past due	$29	$—	$—	$—	$294	$167	$98	$588
60-89 days past due	—	—	—	—	—	—	—	—
Greater than 90 days past due (non-accrual) [2]	4,893	1,403	6,843	2,239	545	1,196	533	17,652
Total past due	4,922	1,403	6,843	2,239	839	1,363	631	18,240
Current	171,509	195,003	502,163	28,426	92,398	48,069	18,144	1,055,712
Total loans [3]	$176,431	$196,406	$509,006	$30,665	$93,237	$49,432	$18,775	$1,073,952
Non-accrual loans to total loans	2.8%	0.7%	1.3%	7.3%	0.6%	2.4%	2.8%	1.6%
1 Our residential loan portfolio includes no sub-prime loans, nor is it our normal practice to underwrite loans commonly referred to as "Alt-A mortgages", the characteristics of which are loans lacking full documentation, borrowers having low FICO scores or higher loan-to-value ratios.

2 Amounts include $1.6 million of Purchased Credit Impaired ("PCI") loans that have stopped accreting interest at both March 31, 2013 and December 31, 2012, and exclude accreting PCI loans of $2.0 million and $3.0 million at March 31, 2013 and December 31, 2012, respectively, as their accretable yield interest recognition is independent from the underlying contractual loan delinquency status. There were no accruing loans past due more than ninety days at March 31, 2013 or December 31, 2012.

3 Amounts were net of deferred loan fees of $437 thousand and $769 thousand at March 31, 2013 and December 31, 2012, respectively. Amounts were also net of unaccreted purchase discounts on non-PCI loans of $2.0 million and $2.1 million at March 31, 2013 and December 31, 2012, respectively.

Our commercial loans are generally made to established small to mid-sized businesses to provide financing for their working capital needs or acquisition of fixed assets.  Management examines historical, current, and projected cash flows to determine the ability of the borrower to repay their obligations as agreed. Commercial loans are primarily made based on the identified cash flows of the borrower and secondarily on the underlying collateral. The cash flows of borrowers, however, may not occur as expected, and the collateral securing these loans may fluctuate in value. Most commercial and industrial loans are secured by the assets being financed, such as accounts receivable or inventory, and include a personal guarantee. Some short-term loans may be made on an unsecured basis. In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers. We target stable local businesses with strong guarantors that have proven to be more resilient in periods of economic stress.  Typically, the strong guarantors provide an additional source of repayment for most of our credit extensions.

Commercial real estate loans are subject to underwriting standards and processes similar to commercial loans discussed above. We underwrite these loans to be repaid from cash flow and to be supported by real property collateral. Repayment of commercial real estate loans is largely dependent on the successful operation of the property securing the loan, or the business conducted on the property securing the loan. Substantially all of these loans underwritten by us meet a minimum debt coverage ratio of 120%, and we also generally require a conservative loan-to-value ratio of 65% or less. Furthermore, substantially all of our loans are guaranteed by the owners of the properties.  Commercial real estate loans may be adversely affected by conditions in the real estate markets or in the general economy. In the event of a vacancy, strong guarantors have historically carried the loans until a replacement tenant can be found.  The

Page-16

owner's substantial equity investment provides a strong economic incentive to continue to support the commercial real estate projects. As such, we have generally experienced a relatively low level of loss and delinquencies on a percentage basis in this portfolio.

Construction loans are generally made to developers and builders to finance land acquisition as well as the subsequent construction. These loans are underwritten after evaluation of the borrower's financial strength, reputation, prior track record and obtaining independent appraisals. The construction industry can be severely impacted by several major factors, including: 1) the inherent volatility of real estate markets; 2) vulnerability to delays due to weather, change orders, labor or material shortages, and price hikes; and 3) generally thin margins and tight cash flow. Estimates of construction costs and value associated with the complete project may be inaccurate. Repayment of construction loans is largely dependent on the ultimate success of the project.

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

Page-17

We regularly review our credits for accuracy of risk grades whenever new information is received. Borrowers are required to submit financial information at regular intervals:

•
Generally, commercial borrowers with lines of credit are required to submit financial information with reporting intervals ranging from monthly to annually depending on credit size, risk and complexity.

•	Investor commercial real estate borrowers with loans greater than $750 thousand are required to submit rent rolls or property income statements at least annually.

•	Construction loans are monitored monthly, and assessed on an ongoing basis.

•	Home equity and other consumer loans are assessed based on delinquency.

•	Loans graded “Watch” or more severe, regardless of loan type, are assessed no less than quarterly.

The following table represents our analysis of loans by internally assigned grades, including the PCI loans, at March 31, 2013 and December 31, 2012:

(in thousands; 2013 unaudited)	Commercial and industrial	Commercial real estate, owner-occupied	Commercial real estate, investor	Construction	Home equity	Other residential	Installment and other consumer	Purchased credit-impaired	Total
Credit Risk Profile by Internally Assigned Grade:
March 31, 2013
Pass	$151,615	$173,323	$493,155	$29,695	$85,701	$42,319	$19,474	$1,307	$996,589
Special Mention	12,564	18,757	8,214	732	2,140	1,061	—	652	44,120
Substandard	11,117	2,199	7,807	2,408	2,654	2,499	785	1,657	31,126
Doubtful	—	—	—	—	—	—	—	—	—
Total loans	$175,296	$194,279	$509,176	$32,835	$90,495	$45,879	$20,259	$3,616	$1,071,835

December 31, 2012
Pass	$148,771	$170,553	$489,978	$26,287	$86,957	$45,634	$17,809	$1,862	$987,851
Special Mention	13,267	20,346	8,671	1,970	2,931	1,067	—	933	49,185
Substandard	13,753	2,992	8,963	2,408	3,349	2,731	966	1,754	36,916
Doubtful	—	—	—	—	—	—	—	—	—
Total loans	$175,791	$193,891	$507,612	$30,665	$93,237	$49,432	$18,775	$4,549	$1,073,952

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

Page-18

The table below summarizes outstanding TDR loans by loan class as of March 31, 2013 and December 31, 2012. The summary includes those TDRs that are on nonaccrual status and those that continue to accrue interest.

(in thousands; 2013 unaudited)	As of
Recorded investment in Troubled Debt Restructurings [1]	March 31, 2013	December 31, 2012

Commercial and industrial	$9,221	$9,470
Commercial real estate, owner-occupied	1,403	1,403
Construction	1,909	1,929
Home equity	899	908
Other residential	2,134	2,831
Installment and other consumer	1,728	1,743
Total	$17,294	$18,284

1 Includes $10.8 million of TDR loans that were accruing interest as of both March 31, 2013 and December 31, 2012.

The table below presents the following information for TDRs modified during the periods presented: number of contracts modified, the recorded investment in the loans prior to modification, and the recorded investment in the loans after the loans were restructured. The table below excludes fully paid-off or fully charged-off TDR loans.

(dollars in thousands; unaudited)	Number of Contracts Modified	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment at period end
Troubled Debt Restructurings during the three months ended March 31, 2013:
Commercial and industrial	4	$717	$715	$714
Troubled Debt Restructurings during the three months ended March 31, 2012:
Commercial and industrial	7	$8,406	$8,302	$8,272
Construction	6	11,324	11,324	11,324
Home equity	1	100	100	100
Total	14	$19,830	$19,726	$19,696

Modifications during the three months ended March 31, 2013 primarily involved maturity extensions and payment extensions, while modifications in the three months ended March 31, 2012 primarily involved payment extensions and forbearances. There were no charge-offs on troubled debt restructurings during the first quarter of 2013. There were two commercial loans, two commercial real estate loans, and one construction loan modified as troubled debt restructurings within the previous twelve months with recorded investments of $830 thousand that subsequently defaulted and were charged-off in the three months ended March 31, 2012. We are reporting these defaulted TDRs based on a payment default definition of more than ninety days past due.

Page-19

Impaired Loan Balances and Their Related Allowance by Major Classes of Loans

The table below summarizes information on impaired loans and their related allowance. Total impaired loans include non-accrual loans, accruing TDR loans and accreting PCI loans that have experienced post-acquisition declines in cash flows expected to be collected.

(dollars in thousands; 2013 unaudited)	Commercial and industrial	Commercial real estate, owner-occupied	Commercial real estate, investor	Construction	Home equity	Other residential	Installment and other consumer	Total
March 31, 2013
Recorded investment in impaired loans:
With no specific allowance recorded	$4,656	$1,403	$5,714	$1,826	$763	$1,165	$67	$15,594
With a specific allowance recorded	4,565	1,122	—	2,323	413	1,433	1,792	11,648
Total recorded investment in impaired loans	$9,221	$2,525	$5,714	$4,149	$1,176	$2,598	$1,859	$27,242
Unpaid principal balance of impaired loans:
With no specific allowance recorded	$5,459	$3,060	$7,706	$2,012	$1,249	$1,165	$109	$20,760
With a specific allowance recorded	4,755	2,188	—	5,006	413	1,433	1,792	15,587
Total unpaid principal balance of impaired loans	$10,214	$5,248	7,706	$7,018	$1,662	$2,598	$1,901	$36,347
Specific allowance	$1,073	$58	$—	$118	$146	$31	$505	$1,931
Average recorded investment in impaired loans during the quarter ended March 31, 2013	10,778	2,403	6,302	4,161	1,527	2,609	1,871	29,651
Interest income recognized on impaired loans during the quarter ended March 31, 2013	76	—	—	26	8	23	16	149

December 31, 2012
Recorded investment in impaired loans:
With no specific allowance recorded	$6,825	$1,403	$3,725	$2,328	$931	$2,598	$978	$18,788
With a specific allowance recorded	2,645	471	4,513	1,840	261	715	1,070	11,515
Total recorded investment in impaired loans	$9,470	$1,874	8,238	$4,168	$1,192	$3,313	$2,048	$30,303
Unpaid principal balance of impaired loans:
With no specific allowance recorded	$7,633	$3,060	$5,717	$2,514	$1,417	$2,598	$1,020	$23,959
With a specific allowance recorded	2,930	966	4,887	4,519	324	715	1,070	15,411
Total recorded investment in impaired loans	$10,563	$4,026	10,604	$7,033	$1,741	$3,313	$2,090	$39,370
Specific allowance	$1,131	$26	$374	$118	$154	$120	$431	$2,354
Average recorded investment in impaired loans during the year ended December 31, 2012	11,772	1,538	5,135	12,909	1,314	2,509	2,151	37,328
Interest income recognized on impaired loans during the year ended December 31, 2012	803	111	512	570	32	175	96	2,299

The gross interest income that would have been recorded had non-accrual loans been current totaled $264 thousand, $67 thousand and $256 thousand in the quarters ended March 31, 2013, December 31, 2012 and March 31, 2012, respectively. No interest income was recognized using the cash-basis method of accounting in the quarters ended March 31, 2013, December 31, 2012 and March 31, 2012. PCI loans are excluded from the foregone interest data above as their accretable yield interest recognition is independent from the underlying contractual loan delinquency status. See “Purchased Credit-Impaired Loans” below for further discussion.

Management monitors delinquent loans continuously and identifies problem loans, generally loans graded substandard or worse, to be evaluated individually for impairment testing. Generally, we charge off our estimated losses related to specifically-identified impaired loans when it is deemed uncollectible. The charged-off portion of impaired loans outstanding at March 31, 2013 totaled approximately $5.7 million.  At March 31, 2013, there were $398 thousand outstanding commitments to extend credit on impaired loans, including loans to borrowers whose terms have been modified in troubled debt restructurings.

Page-20

The following table discloses loans by major portfolio category and activity in the ALLL, as well as the related ALLL disaggregated by impairment evaluation method:

Allowance for Loan Losses and Recorded Investment in Loans
(dollars in thousands; 2013 unaudited)	Commercial and industrial	Commercial real estate, owner-occupied	Commercial real estate, investor	Construction	Home equity	Other residential	Installment and other consumer	Unallocated	Total

For the three months ended March 31, 2013
Allowance for loan losses:
Beginning balance	$4,100	$1,313	$4,372	$611	$1,264	$551	$1,231	$219	$13,661
Provision (reversal)	(50)	35	(375)	42	(49)	(120)	135	152	(230)
Charge-offs	(71)	—	—	(4)	(7)	—	(1)	—	(83)
Recoveries	53	—	23	1	8	—	1	—	86
Ending balance	$4,032	$1,348	$4,020	$650	$1,216	$431	$1,366	$371	$13,434

As of March 31, 2013:
Ending ALLL related to loans collectively evaluated for impairment	$2,959	$1,290	$4,020	$532	$1,070	$400	$861	$371	$11,503
Ending ALLL related to loans individually evaluated for impairment	$928	$—	$—	$118	$146	$31	$505	$—	$1,728
Ending ALLL related to purchased credit-impaired loans	$145	$58	$—	$—	$—	$—	$—	$—	$203

Loans outstanding:
Collectively evaluated for impairment	$166,514	$194,278	$503,463	$28,687	$89,320	$43,281	$18,399	$—	$1,043,942
Individually evaluated for impairment[1]	8,782	—	5,714	4,148	1,175	2,598	1,860	—	24,277
Purchased credit-impaired	439	2,525	652	—	—	—	—	—	3,616
Total	$175,735	$196,803	$509,829	$32,835	$90,495	$45,879	$20,259	$—	$1,071,835
Ratio of allowance for loan losses to total loans	2.29%	0.68%	0.79%	1.98%	1.34%	0.94%	6.74%	NM	1.25%
Allowance for loan losses to non-accrual loans	104%	96%	70%	29%	229%	37%	384%	NM	88%

1 Total excludes $3.0 million of PCI loans that have experienced post-acquisition declines in cash flows expected to be collected.These loans are included in the "purchased credit-impaired" amount in the next line below.

NM - Not Meaningful

Page-21

Allowance for Loan Losses and Recorded Investment in Loans
(dollars in thousands)	Commercial and industrial	Commercial real estate, owner-occupied	Commercial real estate, investor	Construction	Home equity	Other residential	Installment and other consumer	Unallocated	Total

For the year ended December 31, 2012
Allowance for loan losses:
Beginning balance	$4,334	$1,305	$3,710	$1,505	$1,444	$940	$1,182	$219	$14,639
Provision (reversal)	117	184	3,076	(643)	190	(193)	169	—	2,900
Charge-offs	(892)	(181)	(2,414)	(373)	(382)	(196)	(122)	—	(4,560)
Recoveries	541	5	—	122	12	—	2	—	682
Ending balance	$4,100	$1,313	$4,372	$611	$1,264	$551	$1,231	$219	$13,661

As of December 31, 2012:
Ending ALLL related to loans collectively evaluated for impairment	$2,969	$1,287	$3,998	$493	$1,110	$431	$800	$219	$11,307
Ending ALLL related to loans individually evaluated for impairment	$1,090	$—	$178	$118	$154	$120	$431	$—	$2,091
Ending ALLL related to purchased credit-impaired loans	$41	$26	$196	$—	$—	$—	$—	$—	$263

Loans outstanding:
Collectively evaluated for impairment	$166,860	$193,891	$500,768	$26,497	$92,045	$46,119	$16,727	$—	$1,042,907
Individually evaluated for impairment[1]	8,931	—	6,844	4,168	1,192	3,313	2,048	—	26,496
Purchased credit-impaired	640	2,515	1,394	—	—	—	—	—	4,549
Total	$176,431	$196,406	$509,006	$30,665	$93,237	$49,432	$18,775	$—	$1,073,952
Ratio of allowance for loan losses to total loans	2.32%	0.67%	0.86%	1.99%	1.36%	1.11%	6.56%	NM	1.27%
Allowance for loan losses to non-accrual loans	84%	94%	64%	27%	232%	46%	231%	NM	77%

1 Total excludes $3.8 million PCI loans that have experienced credit deterioration post-acquisition, which are included in the "purchased credit-impaired" amount in the next line below.

NM - Not Meaningful

Page-22

Allowance for Loan Losses and Recorded Investment in Loans
(dollars in thousands; 2012 unaudited)	Commercial and industrial	Commercial real estate, owner-occupied	Commercial real estate, investor	Construction	Home equity	Other residential	Installment and other consumer	Unallocated	Total

For the three months ended March 31, 2012
Allowance for loan losses:
Beginning balance	$4,334	$1,305	$3,710	$1,505	$1,444	$940	$1,182	$219	$14,639
Provision (reversal)	(273)	28	163	(200)	54	(240)	365	103	—
Charge-offs	(597)	(181)	(173)	(172)	(110)	(196)	—	—	(1,429)
Recoveries	306	—	—	—	6	—	—	—	312
Ending balance	$3,770	$1,152	$3,700	$1,133	$1,394	$504	$1,547	$322	$13,522

As of March 31, 2012:
Ending ALLL related to loans collectively evaluated for impairment	$2,977	$1,110	$3,546	$1,130	$1,019	$504	$1,034	$322	$11,642
Ending ALLL related to loans individually evaluated for impairment	$746	$—	$—	$3	$375	$—	$513	$—	$1,637
Ending ALLL related to purchased credit-impaired loans	$47	$42	$154	$—	$—	$—	$—	$—	$243

Loans outstanding:
Collectively evaluated for impairment	$163,389	$168,556	$443,801	$40,316	$96,755	$55,790	$19,461	$—	$988,068
Individually evaluated for impairment[1]	12,637	—	6,529	14,324	1,075	1,459	2,109	—	38,133
Purchased credit-impaired	629	3,798	1,579	—	—	—	—	—	6,006
Total	$176,655	$172,354	$451,909	$54,640	$97,830	$57,249	$21,570	$—	$1,032,207
Ratio of allowance for loan losses to total loans	2.13%	0.67%	0.82%	2.07%	1.42%	0.88%	7.17%	NM	1.31%
Allowance for loan losses to non-accrual loans	165%	82%	57%	40%	175%	NM	273%	NM	94%

1 Total excludes $3.6 million of PCI loans that have experienced post-acquisition declines in cash flows expected to be collected.These loans are included in the "purchased credit-impaired" amount in the next line below.

NM - Not Meaningful

Page-23

Purchased Credit-Impaired Loans

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

1 $5.8 million of the $17.3 million represents the difference between the contractual principal amounts due and the fair value. This discount is to be accreted to interest income over the remaining life of the loans. The remaining $11.5 million is the contractual interest to be earned over the life of the loans.

For the PCI loans, the accretable yield initially represents the excess of the cash flows expected to be collected at acquisition over the fair value of the loans at the acquisition date, and is accreted into interest income over the estimated remaining life of the purchased credit-impaired loans using the effective yield method, provided that the timing and amount of future cash flows is reasonably estimable. The accretable yield is affected by:

(1) Changes in interest rate indices for variable rate loans – Expected future cash flows are based on the variable rates in effect at the time of the regular evaluations of cash flows expected to be collected; and

(2) Changes in prepayment assumptions – Prepayments affect the estimated life of the loans which may change the amount of interest income, and possibly principal, expected to be collected; and

(3) Changes in the expected principal and interest payments over the estimated life – Updates to expected cash flows are driven by the credit outlook and actions taken with borrowers. Changes in expected future cash flows from loan modifications are included in the regular evaluations of cash flows expected to be collected.

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

Page-24

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

The following table reflects the outstanding balance and related carrying value of PCI loans as of March 31, 2013, December 31, 2012 and the Acquisition date (February 18, 2011):

	March 31, 2013		December 31, 2012		February 18, 2011
PCI Loans (dollars in thousands; 2013 unaudited)	Unpaid principal balance	Carrying value	Unpaid principal balance	Carrying value	Unpaid principal balance	Carrying value
Commercial and industrial	$1,430	$439	$2,163	$640	$10,860	$3,706
Commercial real estate	5,448	3,177	6,370	3,909	10,139	5,664
Total purchased credit-impaired loans	$6,878	$3,616	$8,533	$4,549	$20,999	$9,370

The activities in the accretable yield, or income expected to be earned, for PCI loans were as follows:

Accretable Yield	Three months ended
(dollars in thousands, unaudited)	March 31, 2013	December 31, 2012	March 31, 2012
Balance at beginning of period	$3,960	$5,175	$5,405
Additions	—	—	—
Removals [1]	(596)	(996)	(225)
Accretion	(236)	(422)	(510)
Reclassifications from nonaccretable difference [2]	455	203	955
Balance at end of period	$3,583	$3,960	$5,625

1 Represents the accretable difference that is relieved when a loan exits the PCI population due to payoff, full charge-off, or transfer to repossessed assets, etc.

2 Primarily relates to improvements in expected credit performance and changes in expected timing of cash flows.

 Pledged Loans

Our FHLB line of credit is secured under terms of a blanket collateral agreement by a pledge of certain qualifying loans with an unpaid principal balance of $616.3 million and $567.8 million at March 31, 2013 and December 31, 2012, respectively. Our FHLB line of credit totaled $352.3 million and $321.3 million at March 31, 2013 and December 31, 2012, respectively. In addition, we pledge a certain residential loan portfolio, which totaled $27.3 million and $30.1 million at March 31, 2013 and December 31, 2012, respectively, to secure our borrowing capacity with the Federal Reserve Bank (“FRB”). Also see Note 6 below.

Page-25

Note 6: Borrowings

Federal Funds Purchased – We had unsecured lines of credit totaling $87.0 million with correspondent banks for overnight borrowings at both March 31, 2013 and December 31, 2012.  In general, interest rates on these lines approximate the Federal funds target rate. At March 31, 2013 and December 31, 2012, we had no overnight borrowings outstanding under these credit facilities.

Federal Home Loan Bank Borrowings – As of March 31, 2013 and December 31, 2012, we had lines of credit with the FHLB totaling $352.3 million and $321.3 million, respectively, based on eligible collateral of certain loans.  FHLB overnight borrowings totaled $8.2 million at a variable rate of 0.12% at March 31, 2013 and zero at December 31, 2012.

On February 5, 2008, we entered into a ten-year borrowing agreement under the same FHLB line of credit for $15.0 million at a fixed rate of 2.07%, which remained outstanding at March 31, 2013. Interest-only payments are required every three months until the entire principal is due on February 5, 2018. The FHLB has the unconditional right to accelerate the due date on May 5, 2013 and every three months thereafter (the “put dates”). If the FHLB exercises its right to accelerate the due date, the FHLB will offer replacement funding at the current market rate, subject to certain conditions. We must comply with the put date, but are not required to accept replacement funding.

On January 23, 2009, we entered into a three-year borrowing agreement under the FHLB line of credit for $20.0 million at a fixed rate of 2.29%. On January 23, 2012, the borrowing matured and was paid off.

At March 31, 2013, $329.1 million was remaining as available for borrowing from the FHLB. The FHLB overnight borrowing and the FHLB line of credit are secured by a certain loan portfolio under a blanket lien.

Federal Reserve Line of Credit – We have a line of credit with the FRB secured by a certain residential loan portfolio.  At March 31, 2013 and December 31, 2012, we had borrowing capacity under this line totaling $27.3 million and $30.1 million, respectively, and had no outstanding borrowings with the FRB.

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

Page-26

Note 7:  Stockholders' Equity

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

Under the American Recovery and Reinvestment Act of 2009, which allowed participants in the TCPP to withdraw from the program, we repurchased all 28,000 shares of outstanding preferred stock from the U.S. Treasury at $28 million plus accrued but unpaid dividends of $179 thousand on March 31, 2009. At the time of repurchase, we also accelerated the remaining accretion of the preferred stock totaling $945 thousand through retained earnings, reducing our net income available to common stockholders. The warrant was subsequently auctioned to two institutional investors in November 2011 and remains outstanding. It is adjusted for cash dividend increases to represent a right to purchase 155,642 shares of common stock at $26.99 per share as of March 31, 2013 in accordance with Section 13(c) of the Form of Warrant to Purchase Common Stock.

Dividends

Presented below is a summary of cash dividends paid to common shareholders, recorded as a reduction of retained earnings.

	Three months ended
(in thousands except per share data, unaudited)	March 31, 2013	December 31, 2012	March 31, 2012
Cash dividends to common stockholders	$971	968	$908
Cash dividends per common share	$0.18	0.18	$0.17

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

Page-27

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

The contractual amount of loan commitments and standby letters of credit not reflected on the consolidated statements of condition was $265.3 million at March 31, 2013 at rates ranging from 1.75% to 18.00%. This amount included $159.1 million under commercial lines of credit (these commitments are contingent upon customers maintaining specific credit standards), $74.6 million under revolving home equity lines, $7.3 million under undisbursed construction loans, $13.7 million under standby letters of credit, and a remaining $10.6 million under personal and other lines of credit. We have set aside an allowance for losses in the amount of $531 thousand for these commitments as of March 31, 2013, which is recorded in interest payable and other liabilities.

Operating Leases

We rent certain premises and equipment under long-term, non-cancelable operating leases expiring at various dates through the year 2024. Most of the leases contain certain renewal options and escalation clauses. At March 31, 2013, the approximate minimum future commitments payable under non-cancelable contracts for leased premises are as follows:

(in thousands)	2013	2014	2015	2016	2017	Thereafter	Total
Operating leases	$2,192	$2,806	$2,881	$2,964	$2,986	$12,109	$25,938

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

We are responsible for our proportionate share of certain litigation indemnifications provided to Visa U.S.A. by its member banks in connection with lawsuits related to anti-trust charges and interchange fees. On July 13, 2012, Visa U.S.A. signed a memorandum of understanding to enter into a settlement agreement to resolve the Class Plaintiffs' claims and an agreement in principle to resolve the Individual Plaintiffs' claims in the same multi-district interchange litigation. The settlement includes a cash payment through further reduction in conversion rate of Visa Class B shares by member banks and a ten basis point reduction in credit card interchange rates for eight months. A number of procedural steps remain before this settlement can become final and the full impact to member banks like us is still uncertain. However, we are not aware of significant future cash settlement payments required by us on the litigation and the ten basis point reduction in credit card interchange fees for us is not expected to be material. Also refer to Note 13 to the Consolidated Financial Statements of the Bancorp’s 2012 Annual Report on Form 10-K.

Page-28

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

The net effect of the change in fair value of interest rate swaps, the amortization of the yield maintenance agreement and the change in the fair value of the hedged loans result in an insignificant amount of hedge ineffectiveness recognized in interest income.

Our credit exposure, if any, on interest rate swaps is limited to the favorable value (net of any collateral pledged to us) and interest payments of all swaps by each counterparty. Conversely, when an interest rate swap is in a liability position exceeding a certain threshold, we may be required to post collateral to the counterparty in an amount determined by the agreements (generally when our derivative liability position is greater than $100 thousand or $1.3 million, depending upon the counterparty). Collateral levels are monitored and adjusted on a regular basis for changes in interest rate swap values. As of March 31, 2013, all but one of our derivative instruments are currently in a liability position totaling $4.7 million and have collateral requirements, for which we have posted cash collateral of $5.6 million.

As of March 31, 2013, we have ten interest rate swap agreements, which are scheduled to mature in September 2018, April 2019, June 2020, August 2020, June 2022, June 2031, October 2031, July 2032, August 2037 and October 2037. All of our derivatives are accounted for as fair value hedges. Our interest rate swaps are settled monthly with counterparties. Accrued interest on the swaps totaled $76 thousand and $75 thousand as of March 31, 2013 and December 31, 2012, respectively. Information on our derivatives follows:

Page-29

	Asset derivatives		Liability derivatives
(in thousands; 2013 unaudited)	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012
Fair value hedges
Interest rate contracts notional amount	$4,890	$4,932	$37,701	$38,156

	Three months ended
(in thousands; unaudited)	March 31, 2013	December 31, 2012	March 31, 2012
Increase in value of designated interest rate swaps recognized in interest income	$647	$386	$574
Payment on interest rate swaps recorded in interest income	(358)	(369)	(318)
Decrease in value of hedged loans recognized in interest income	(692)	(451)	(629)
Decrease in value of yield maintenance agreement recognized against interest income	(18)	(17)	(67)
Net loss on derivatives recognized against interest income [2]	$(421)	$(451)	$(440)

1 See Note 3 for valuation methodology.
2 Includes hedge ineffectiveness of $(63) thousand, $(82) thousand, and $(122) thousand for the quarters ended March 31, 2013, December 31, 2012 and March 31, 2012, respectively. Changes in value of swaps were included in the assessment of hedge effectiveness.

Page-30

Our derivative transactions with counterparties are under International Swaps and Derivative Association (“ISDA”) master agreements that include “right of set-off” provisions. “Right of set-off” provisions are legally enforceable rights to offset recognized amounts and there may be an intention to settle such amounts on a net basis. We do not offset such financial instruments for financial reporting purposes.

Information on financial instruments that are eligible for offset in the consolidated statements of condition follows:

Offsetting of Financial Assets and Derivative Assets

(in thousands; 2013 unaudited)				Gross Amounts Not Offset in the Statements of Condition
		Gross Amounts	Net Amounts
	Gross Amounts	Offset in the	of Assets Presented
	of Recognized	Statements of	in the Statements	Financial	Cash Collateral
	Assets[1]	Condition	of Condition[1]	Instruments	Received	Net Amount
As of March 31, 2013
Derivatives by Counterparty
Counterparty A	$80	$—	$80	$(80)	$—	$—
Counterparty B	—	—	—	—	—	—
Total	$80	$—	$80	$(80)	$—	$—

As of December 31, 2012
Derivatives by Counterparty
Counterparty A	$1	$—	$1	$(1)	$—	$—
Counterparty B	—	—	—	—	—	—
Total	$1	$—	$1	$(1)	$—	$—
1 Amounts exclude accrued interest totaling $1 thousand at both March 31, 2013 and December 31, 2012.

Offsetting of Financial Liabilities and Derivative Liabilities

(in thousands; 2013 unaudited)				Gross Amounts Not Offset in the Statements of Condition
		Gross Amounts	Net Amounts of
	Gross Amounts	Offset in the	Liabilities Presented
	of Recognized	Statements of	in the Statements of	Financial	Cash Collateral
	Liabilities[2]	Condition	Condition[2]	Instruments	Pledged	Net Amount
As of March 31, 2013
Derivatives by Counterparty
Counterparty A	$2,223	$—	$2,223	$(80)	$(1,860)	$283
Counterparty B	2,448	—	2,448	—	(2,448)	—
Total	$4,671	$—	$4,671	$(80)	$(4,308)	$283

As of December 31, 2012
Derivatives by Counterparty
Counterparty A	$2,616	$—	$2,616	$(1)	$(1,860)	$755
Counterparty B	2,624	—	2,624	—	(2,624)	—
Total	$5,240	$—	$5,240	$(1)	$(4,484)	$755

2 Amounts exclude accrued interest totaling $75 thousand and $74 thousand at March 31, 2013 and December 31, 2012, respectively.

Page-31

ITEM 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

In the following pages, Management discusses its analysis of the financial condition and results of operations for the first quarter of 2013 compared to the first quarter of 2012 and to the fourth quarter of 2012. This discussion should be read in conjunction with the related consolidated financial statements in this Form 10-Q and with the audited consolidated financial statements and accompanying notes included in our 2012 Annual Report on Form 10-K. Average balances, including balances used in calculating certain financial ratios, are generally comprised of average daily balances.

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

Forward-looking statements are based on Management's current expectations regarding economic, legislative, and regulatory issues that may impact our earnings in future periods. A number of factors—many of which are beyond Management’s control—could cause future results to vary materially from current Management expectations. Such factors include, but are not limited to, general economic conditions, the economic uncertainty in the United States and abroad, changes in interest rates, deposit flows, real estate values, expected future cash flows on acquired loans, and competition; changes in accounting principles, policies or guidelines; changes in legislation or regulation; and other economic, competitive, governmental, regulatory and technological factors affecting Bancorp's operations, pricing, products and services. These and other important factors are detailed in the Risk Factors section of our 2012 Form 10-K as filed with the SEC, copies of which are available from us at no charge. Forward-looking statements speak only as of the date they are made. We do not undertake to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made or to reflect the occurrence of unanticipated events.

Page-32

RESULTS OF OPERATIONS

Highlights of the financial results are presented in the following table:

	For the three months ended
(dollars in thousands, except per share data; unaudited)	March 31, 2013	December 31, 2012	March 31, 2012
For the period:
Net income	$4,866	$4,702	$4,940
Net income per share
Basic	$0.90	$0.88	$0.93
Diluted	$0.89	$0.86	$0.91
Return on average equity	12.76%	12.50%	14.39%
Return on average assets	1.38%	1.28%	1.41%
Common stock dividend payout ratio	19.96%	20.58%	18.28%
Average shareholders’ equity to average total assets	10.83%	10.27%	9.79%
Efficiency ratio	57.36%	54.42%	54.96%
Tax equivalent net interest margin	4.48%	4.62%	4.97%

At period end:
Book value per common share	$28.88	$28.17	$26.18
Total assets	$1,427,022	$1,434,749	$1,421,284
Total loans	$1,071,835	$1,073,952	$1,032,207
Total deposits	$1,231,551	$1,253,289	$1,245,641
Loan-to-deposit ratio	87.0%	85.7%	82.9%
Total risk based capital ratio - Bancorp	14.0%	13.7%	13.6%

Executive Summary

Earnings totaled $4.9 million for the first quarter of 2013, compared to $4.7 million in the fourth quarter of 2012, and $4.9 million in the first quarter of 2012. Diluted earnings per share totaled $0.89 in the first quarter of 2013, compared to $0.86 in the prior quarter and $0.91 in the same period last year.

Our strong performance demonstrates the solid customer relationships we have built while also maintaining our high credit quality standards. Gross loans totaled $1.1 billion at March 31, 2013, up $39.6 million or 3.8% when compared to $1.0 billion at March 31, 2012. However, the current competitive banking environment continues to be a challenge for community banks. Gross loans remained relatively unchanged at March 31, 2013 when compared to December 31, 2012. Loan fundings in the first quarter totaled $39.1 million, offset by payoffs/payments of $41.2 million.

Credit quality remains solid as classified loans continue to trend downward to $31.1 million at the end of the first quarter of 2013, compared to $36.9 million at December 31, 2012 and $55.6 million a year ago. Non-performing loans totaled $15.3 million, or 1.43% of the total loan portfolio at March 31, 2013, compared to $17.7 million, or 1.64% at December 31, 2012 and $14.4 million, or 1.40% a year ago. The decrease in non-performing loans from the prior quarter primarily relates to a commercial loan that is being paid down gradually as the borrower liquidates collateral, and pay-downs on two commercial real estate loans.

As a result of the release of specific reserves, primarily due to improved collateral values related to the receipt of updated appraisals, as well as net recoveries, and a lower level of non-performing loans, we reversed $230 thousand of the provision for loan losses in the first quarter of 2013. The provision for loan losses totaled $700 thousand in the prior quarter and there was no provision in the same quarter a year ago. Net recoveries in the first quarter of 2013 totaled $3 thousand, compared to charge-offs of $178 thousand in the prior quarter and charge-offs of $1.1 million in the first quarter of 2012.

Deposits totaled $1.2 billion at March 31, 2013 compared to $1.3 billion at December 31, 2012. Non-interest bearing deposits totaled 39.5% of total deposits at March 31, 2013, compared to 31.1% in the prior quarter and 32.9% a year ago.

Page-33

The total risk-based capital ratio for Bancorp grew to 14.0%, up from 13.7% at December 31, 2012, and continues to be well above industry requirements for a well-capitalized institution.

The continued low interest rate environment has resulted in net interest margin compression. Net interest income in the first quarter of 2013 totaled $14.8 million, compared to $15.8 million last quarter and $16.2 million in the first quarter of 2012. The tax-equivalent net interest margin was 4.48% in the first quarter of 2013 compared to 4.62% in the prior quarter and 4.97% in the first quarter last year. The decrease in the net interest income and the tax-equivalent net interest margin in the first quarter of 2013 compared to the prior quarter primarily relate to 1) a decline in gains on pay-offs of purchased credit-impaired ("PCI") loans recognized in interest income; 2) a lower level of accretion on PCI loans; 3) rate concessions and downward repricing on existing loans; and 4) lower yields on new loans due to the low interest rate environment. These decreases are partially offset by a shift in the mix of average interest-earning assets from lower-yielding due from banks toward higher-yielding loans, as well as a higher level of accretion on non-credit impaired acquired loans. Going forward, we expect to see continued pressure on the margin, as the low interest rate environment is expected to continue. As the higher yielding loans repay and investment securities are called or mature, we expect them to continue to be replaced at the lower market rates. In this historically low interest rate environment, our cost of deposits totaled 12 basis points for the three months ended March 31, 2013, which does not leave much room for additional downward pricing of deposits to manage pressure on the net interest margin. Nonetheless, we continue to focus on growing our loan volume, which would favorably impact our net interest margin. Our loan pipeline is currently strong. Average loan balances increased by $42.2 million when compared to the prior quarter and we expect continued loan growth in 2013.

Non-interest income in the first quarter of 2013 totaled $2.1 million, compared to $1.8 million last quarter, an increase of $290 thousand, or 16.0%. Non-interest income increased $411 thousand, or 24.2% from $1.7 million in the first quarter of 2012. The increase in the first quarter compared to the prior periods primarily relates to a $223 thousand BOLI death benefit, as well as higher Wealth Management and Trust Services income due to new assets and market value appreciation of existing assets.

Non-interest expense totaled $9.7 million in the first quarter of 2013, compared to $9.6 million in the prior quarter and $9.8 million in the first quarter of 2012.

We reported a provision for income taxes of $2.6 million at an effective tax rate of 34.6%, compared to $2.6 million at an effective tax rate of 35.8% in the previous quarter and $3.1 million at an effective tax rate of 38.7% in the same quarter of last year. There are normal fluctuations in the effective tax rate from period to period based on the relationship of net permanent differences to income before tax.

Page-34

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

Page-35

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

For further information regarding our acquired loans, see Note 5 to our Consolidated Financial Statements in this Form 10-Q.

Page-36

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

Fair Value Measurements

We use fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. We base our fair values on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Securities available-for-sale and derivatives are recorded at fair value on a recurring basis. Additionally, from time to time, we may be required to record certain assets at fair value on a non-recurring basis, such as purchased loans recorded at acquisition date, certain impaired loans held for investment and securities held-to-maturity that are other-than-temporarily impaired. These non-recurring fair value adjustments typically involve write-downs of individual assets due to application of lower-of-cost or market accounting.

Page-37

We have established and documented a process for determining fair value. We maximize the use of observable inputs when developing fair value measurements. Whenever there is no readily available market data, Management uses its best estimate and assumptions in determining fair value, but these estimates involve inherent uncertainties and the application of Management's judgment. As a result, if other assumptions had been used, our recorded earnings or disclosures could have been materially different from those reflected in these financial statements. For detailed information on our use of fair value measurements and our related valuation methodologies, see Note 3 to the Consolidated Financial Statements in this Form 10-Q.

Page-38

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

Page-39

Average Statements of Condition and Analysis of Net Interest Income

	Three months ended			Three months ended			Three months ended
	March 31, 2013			December 31, 2012			March 31, 2012
		Interest			Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands; unaudited)	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Interest-bearing due from banks [1]	$5,710	$8	0.56%	$80,884	$66	0.32%	$87,101	$50	0.23%
Investment securities [2,3]	284,429	1,780	2.50%	265,316	1,779	2.68%	198,243	1,710	3.45%
Loans [1,3,4]	1,062,957	13,808	5.20%	1,020,737	14,788	5.67%	1,028,573	15,473	5.95%
Total interest-earning assets [1]	1,353,096	15,596	4.61%	1,366,937	16,633	4.76%	1,313,917	17,233	5.19%
Cash and non-interest-bearing due from banks	28,250			44,225			52,011
Bank premises and equipment, net	9,425			9,173			9,383
Interest receivable and other assets, net	37,892			37,512			34,808
Total assets	$1,428,663			$1,457,847			$1,410,119
Liabilities and Stockholders' Equity
Interest-bearing transaction accounts	$129,379	$11	0.03%	$160,605	$14	0.03%	$143,159	$44	0.12%
Savings accounts	96,561	8	0.03%	91,609	16	0.07%	78,831	22	0.11%
Money market accounts	432,154	99	0.09%	442,006	145	0.13%	436,333	183	0.17%
CDARS® time accounts	12,866	5	0.16%	22,497	11	0.19%	40,091	32	0.32%
Other time accounts	140,254	232	0.67%	141,375	241	0.68%	149,228	304	0.82%
FHLB fixed-rate and overnight advances [1]	18,513	79	1.71%	15,010	80	2.08%	19,835	107	2.13%
Subordinated debenture [1]	—	—	—%	—	—	—%	5,000	40	3.16%
Total interest-bearing liabilities	829,727	434	0.21%	873,102	507	0.23%	872,477	732	0.34%
Demand accounts	429,335			420,517			384,774
Interest payable and other liabilities	14,892			14,524			14,814
Stockholders' equity	154,709			149,704			138,054
Total liabilities & stockholders' equity	$1,428,663			$1,457,847			$1,410,119
Tax-equivalent net interest income/margin [1]		$15,162	4.48%		$16,126	4.62%		$16,501	4.97%
Reported net interest income/margin [1]		$14,796	4.37%		$15,791	4.52%		$16,201	4.88%
Tax-equivalent net interest rate spread			4.40%			4.53%			4.85%

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

First Quarter of 2013 Compared to First Quarter of 2012

The tax-equivalent net interest margin was 4.48% in the first quarter of 2013, compared to 4.97% in the same quarter last year.  The decrease of forty-nine basis points was primarily due to a lower yield on interest-earning assets, mainly relating to rate concessions and downward repricing on existing loans, as well as new loans yielding lower rates. In addition, a lower level of accretion on purchased loans and a lower level of gains on pay-offs of PCI loans were recorded in the first quarter of 2013 compared to a year ago. These decreases were partially offset by a shift in the mix of interest-earning assets from lower-yielding interest-bearing due from banks towards higher-yielding loans and securities, as well as the downward repricing of deposits. The net interest spread decreased forty-five basis points over the same period for the same reasons.

The average yield on interest-earning assets decreased fifty-eight basis points in the first quarter of 2013 compared to the first quarter of 2012 due to the reasons listed above. The loan portfolio as a percentage of average interest-earning assets was 79% and 78% for the first quarter of 2013 and the first quarter of 2012, respectively. Total average

Page-40

interest-earning assets increased $39.2 million, or 3.0%, in the first quarter of 2013, compared to the first quarter of 2012.

The average rate on interest-bearing liabilities decreased thirteen basis points in the first quarter of 2013 compared to the same period a year ago. A higher-costing FHLB advance matured in January 2012 and offered rates on all interest-bearing deposits were reduced since the first quarter of 2012.

Market interest rates are, in part, based on the target Federal funds interest rate (the interest rate banks charge each other for short-term borrowings) implemented by the Federal Reserve Open Market Committee. In December of 2008, the target interest rate reached a historic low with a range of 0% to 0.25% where it remains as of March 31, 2013. Other monetary policy measures taken by the Federal Reserve, including quantitative easing, also impact the interest rate environment. In September of 2012, the Federal Reserve announced a third round of quantitative easing, which is expected to exert further downward pricing pressure on our interest-earning assets as interest rates remain low.

First Quarter of 2013 Compared to Fourth Quarter of 2012

The tax-equivalent net interest margin was 4.48% in the first quarter of 2013, compared to 4.62% in the prior quarter.  The decrease of fourteen basis points was primarily due to a lower yield on interest-earning assets, mainly relating to a lower level of gains on pay-offs of PCI loans and a lower level of accretion on PCI loans. In addition, rate concessions and downward repricing on existing loans, as wells as new loans yielding lower rates continue to negatively impact the loan yield. The decreases were partially offset by a shift in the mix of interest-earning assets from lower-yielding interest-bearing due from banks towards higher-yielding loans, as well as a higher level of accretion on non-credit impaired loans. The net interest spread decreased thirteen basis points over the same period for the same reasons.

The average yield on interest-earning assets decreased fifteen basis points in the first quarter of 2013 compared to the fourth quarter of 2012 due to the reasons listed above. The loan portfolio as a percentage of average interest-earning assets was 79% and 75% for the first quarter of 2013 and the fourth quarter of 2012, respectively. Total average interest-earning assets decreased $13.8 million, or 1.0%, in the first quarter of 2013, compared to the fourth quarter of 2012.

Page-41

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

As a result of the release of specific reserves, primarily due to improved collateral values related to the receipt of updated appraisals, as well as net recoveries, and a lower level of non-performing loans, $230 thousand of the provision for loan losses was reversed in the first quarter of 2013. The provision for loan losses totaled $700 thousand in the prior quarter and zero in the same quarter a year ago.

The allowance for loan losses totaled 1.25% of loans at March 31, 2013, compared to 1.27% at December 31, 2012 and 1.31% at March 31, 2012. Non-performing loans totaled $15.3 million, or 1.43% of Bancorp's loan portfolio at March 31, 2013, compared to $17.7 million, or 1.64% at December 31, 2012 and $14.4 million, or 1.40% a year ago. The decrease in non-performing loans from the prior quarter primarily relates to a commercial loan that is being paid down gradually as the borrower liquidates collateral, and pay-downs on two commercial real estate loans.

Impaired loan balances decreased to $27.2 million at March 31, 2013, compared to $30.3 million at December 31, 2012 and $41.7 million at March 31, 2012, with specific valuation allowances of $1.9 million, $2.4 million, and $1.9 million, respectively. The decrease in impaired loan balances from March 31, 2012 is primarily due to the removal of two impaired construction loans totaling $5.9 million that paid-off, an impaired commercial loan that decreased $3.9 million as it is being paid-down gradually as the borrower liquidates the collateral and the partial charge-off of an impaired commercial real estate loan totaling $2.0 million.

Net recoveries in the first quarter of 2013 totaled $3 thousand, compared to net charge-offs of $178 thousand in the prior quarter and net charge-offs of $1.1 million in the first quarter of 2012. The percentage of net charge-offs to average loans was 0.00% in the first quarter of 2013, compared to 0.02% in the fourth quarter of 2012, and 0.11% in the first quarter of 2012.

Page-42

Non-interest Income

The table below details the components of non-interest income.

				March 31, 2013		March 31, 2013
				compared to		compared to
				December 31, 2012		March 31, 2012
	Three months ended			Amount	Percent	Amount	Percent
(dollars in thousands; unaudited)	March 31, 2013	December 31, 2012	March 31, 2012	Increase (Decrease)	Increase (Decrease)	Increase (Decrease)	Increase (Decrease)
Service charges on deposit accounts	$521	$529	$524	$(8)	(1.5)%	$(3)	(0.6)%
Wealth Management and Trust Services	547	513	456	34	6.6%	91	20.0%
Debit card interchange fees	252	261	234	(9)	(3.4)%	18	7.7%
Merchant interchange fees	205	177	193	28	15.8%	12	6.2%
Earnings on Bank-owned life insurance	401	190	188	211	111.1%	213	113.3%
Other income	180	146	100	34	23.3%	80	80.0%
Total non-interest income	$2,106	$1,816	$1,695	$290	16.0%	$411	24.2%

First quarter 2013 service charges on deposit accounts decreased slightly when compared to the prior quarter and the same quarter last year primarily due to less overdraft fees. This was partially offset by higher business analysis fee income due to decreases in the earnings rate credit in the second and third quarters of 2012 and the first quarter of 2013.

The increase in Wealth Management and Trust Services income, when compared to the prior quarter and the same quarter a year ago is due to the acquisition of new assets and market value appreciation of existing assets under management. Assets under management totaled approximately $304.4 million at March 31, 2013, $285.4 million at December 31, 2012 and $276.0 million at March 31, 2012.

Debit card interchange fees in the first quarter of 2013 decreased slightly when compared to the prior quarter, primarily due to a decrease in the volume of debit card usage. The increase when compared to the same quarter in 2012 is primarily attributable to a steady increase in the volume of debit card usage during 2012.

Merchant interchange fees increased in the first quarter of 2013 when compared to both the prior quarter and the same quarter a year ago due to actions resulting from a customer profitability review, as well as the addition of a new vendor.

Bank-owned life insurance (“BOLI”) income increased when compared to both the prior quarter and the same quarter a year ago due to a $223 thousand death benefit realized on the death of an insured employee.

Other income increased for the three months ended March 31, 2013 when compared to the previous quarter, primarily due to net losses in the fourth quarter of 2012 on disposals of fixed assets, as well as a gain on the sale of repossessed assets in the first quarter of 2013. The increase in other income from the same quarter last year is due to losses on the sales of investments and repossessed assets in the first quarter of 2012 totaling $41 thousand that did not recur. The increase is also due to higher current quarter income from our FHLB stock.

Page-43

Non-interest Expense

The table below details the components of non-interest expense.

				March 31, 2013		March 31, 2013
				compared to		compared to
				December 31, 2012		March 31, 2012
	Three months ended			Amount	Percent	Amount	Percent
(dollars in thousands; unaudited)	March 31, 2013	December 31, 2012	March 31, 2012	Increase (Decrease)	Increase (Decrease)	Increase (Decrease)	Increase (Decrease)
Salaries and related benefits	$5,298	$5,010	$5,604	$288	5.7%	$(306)	(5.5)%
Occupancy and equipment	1,073	1,098	987	(25)	(2.3)%	86	8.7%
Depreciation and amortization	336	334	341	2	0.6%	(5)	(1.5)%
Federal Deposit Insurance Corporation	214	245	233	(31)	(12.7)%	(19)	(8.2)%
Data processing	549	652	606	(103)	(15.8)%	(57)	(9.4)%
Professional services	527	720	585	(193)	(26.8)%	(58)	(9.9)%
Other non-interest expense
Advertising	117	129	115	(12)	(9.3)%	2	1.7%
Other expense	1,581	1,394	1,364	187	13.4%	217	15.9%
Total other non-interest expense	1,698	1,523	1,479	175	11.5%	219	14.8%
Total non-interest expense	$9,695	$9,582	$9,835	$113	1.2%	$(140)	(1.4)%

Salary and benefit expenses increased when comparing the first quarter of 2013 to the fourth quarter of 2012, mainly due to higher payroll taxes, 401k matching and incentive bonuses, partially offset by higher capitalized and deferred loan boarding costs. Salaries and benefits decreased in the first quarter of 2013 when compared to the first quarter of 2012 due to higher capitalized and deferred loan boarding costs and lower incentive bonus, partially offset by higher salaries.

Occupancy and equipment expenses decreased when compared to the prior quarter primarily due to lower common area maintenance expenses at our headquarter office and Sonoma branch. The increase when compared to the same quarter a year ago is primarily due to costs related to the relocation of our Tiburon branch and the expansion of our headquarter office, as well as higher rent in our headquarter office, partially offset by lower rent in our relocated Tiburon office.

Depreciation and amortization expenses remained relatively unchanged compared to the prior quarter and the same quarter a year ago.

FDIC insurance expenses decreased when compared to the prior quarter and the same quarter a year ago, primarily due to a lower assessment rate.

The decrease in data processing expenses when compared to the previous quarter primarily reflects a one-time charge in the fourth quarter of 2012 for our upgraded general ledger system. The decrease in data processing in the first quarter of 2013 from the same quarter a year ago primarily reflects the re-negotiation and execution of a new contract with our current data processing vendor that resulted in a reduction of our ongoing data processing expenses effective July 1, 2012.

Page-44

Professional service expenses decreased when compared to the prior quarter and the same quarter a year ago. The decrease when compared to prior quarter is primarily due to decreases in legal fees (reflecting a $118 thousand reimbursement of loan workout costs from a customer) and accounting fees relating to internal audit services. The decrease in professional service expenses in the first quarter of 2013 compared to the first quarter of 2012 is mainly due to a decrease in legal fees and accounting fees as discussed above, partially offset by increases in investment advisory fees and other professional fees.

Advertising expenses decreased when compared to the prior quarter primarily due to the timing of our various bank advertising programs. Advertising expenses remained relatively unchanged from the same quarter a year ago.

Other expenses in the first quarter of 2013 increased when compared to the prior quarter and the first quarter of 2012. The increase when compared to the prior quarter is primarily due to increases in promotion and development expenses, the provision for losses on off-balance sheet commitments, education and training expenses and information technology costs. The increase in other expenses compared to the same quarter last year primarily reflected increases in promotion and development expenses, a higher provision for losses on off-balance sheet commitments, director expenses and information technology costs.

Page-45

Provision for Income Taxes

The provision for income taxes for the first quarter of 2013 is $2.6 million at an effective tax rate of 34.6%, compared to $2.6 million at an effective tax rate of 35.8% in the previous quarter and $3.1 million at an effective tax rate of 38.7% in the same quarter last year. These provisions reflect accruals for taxes at the applicable rates for federal income tax and California franchise tax based upon pre-tax income, and adjusted for the effects of all permanent differences between income for tax and financial reporting purposes (such as earnings on qualified municipal securities, BOLI and certain tax-exempt loans). Therefore, there are normal fluctuations in the effective rate from period to period based on the relationship of net permanent differences to income before tax.

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

In 2012, the California Franchise Tax Board ("FTB") examined our 2009 and 2010 corporation income tax returns. We received the final notice of proposed adjustments and paid $80 thousand in connection with the enterprise zone net interest deduction in the fourth quarter of 2012.

Page-46

FINANCIAL CONDITION

Summary

During the first three months of 2013, total assets decreased $7.7 million, or 0.5%, to $1.4 billion.  This decrease in assets primarily reflects a decrease in investment securities of $11.8 million and net loans of $1.9 million, partially offset by increases in cash and cash equivalents of $3.0 million and interest receivable and other assets of $2.9 million. While we had a relatively strong level of loan originations this year, it was more than offset by early pay-offs and refinancing activity, in line with current market pressure and strong competition for quality loans, as well as maturities. The following table presents the composition of our loans outstanding by class:

Loans Outstanding (Dollars in thousands; March 31, 2013 unaudited)	March 31, 2013	December 31, 2012
Commercial and industrial	$175,735	$176,431
Real estate
Commercial owner-occupied	196,803	196,406
Commercial investor-owned	509,829	509,006
Construction	32,835	30,665
Home equity	90,495	93,237
Other residential [1]	45,879	49,432
Installment and other consumer loans	20,259	18,775
Total loans	1,071,835	1,073,952
Allowance for loan losses	(13,434)	(13,661)
Total net loans	$1,058,401	$1,060,291

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

As of March 31, 2013, impaired loans totaled $27.2 million (including TDRs of $17.3 million), compared to $30.3 million (including TDRs of $18.3 million) at December 31, 2012. Non-performing loans totaled $15.3 million or 1.43% of Bancorp's loan portfolio at March 31, 2013, compared to $17.7 million, or 1.64%, at December 31, 2012. The decrease in non-performing loans from the prior quarter is primarily related to a commercial loan that is being paid down gradually as the borrower liquidates collateral, and pay-downs on two commercial real estate loans. Accruing loans past due 30 to 89 days totaled $8.1 million at March 31, 2013 and $588 thousand at December 31, 2012. The increase in past due loans in the first quarter of 2013 primarily relates to four loans totaling $7.1 million that have been renewed subsequent to quarter end.

Our investment securities portfolio decreased $11.8 million in the first three months of 2013, primarily due to $9.6 million of pay-downs and the sale of two available-for-sale privately issued CMO securities totaling $1.1 million. Investment securities in our portfolio that may be backed by mortgages having sub-prime or Alt-A features (certain privately issued CMOs) represent 6.0% of our total investment portfolio at March 31, 2013, compared to 6.4% at December 31, 2012.

At March 31, 2013, other assets included BOLI of $22.6 million, compared to $22.7 million at December 31, 2012. Other assets also include net deferred tax assets of $8.8 million and $6.7 million at March 31, 2013 and December 31, 2012, respectively. These deferred tax assets consist primarily of tax benefits expected to be realized in future periods related to temporary differences for the allowance for loan losses, depreciation, state tax, stock-based compensation and deferred compensation. Management believes these assets to be realizable due to our consistent record of earnings and the expectation that earnings will continue at a level adequate to realize such benefits.

During the first three months of 2013, total liabilities decreased $12.8 million, primarily due to a decrease in deposits of $21.7 million, partially offset by an increase in FHLB overnight borrowings of $8.2 million. The lower level of deposits primarily reflects a decline in money market accounts reflecting fluctuations in the normal course of business. Non-interest bearing deposits increased $96.2 million to $485.9 million at March 31, 2013. The increase in non-interest

Page-47

bearing deposits in the first quarter is primarily due to a strategic product change consisting of the discontinuation of interest on one type of consumer account. This resulted in a reclassification of the accounts from interest-bearing transaction to non-interest bearing accounts, with the affected balances totaling $87.3 million as of March 31, 2013. Non-interest bearing deposits comprised 39.5% of total deposits at March 31, 2013, compared to 31.1% at December 31, 2012.

Stockholders’ equity increased $5.1 million to $156.8 million during the first three months of 2013. The increase in stockholders’ equity primarily reflects the net income accumulated during the period, partially offset by cash dividends to shareholders.

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

In December 2010, the Basel Committee on Bank Supervision finalized a set of international guidelines for determining regulatory capital known as “Basel III.” These guidelines were developed to address many of the perceived weaknesses in the banking industry that contributed to the past financial crisis, including excessive leverage, inadequate and low quality capital and insufficient liquidity buffers. The guidelines, among other things, increase minimum capital requirements of bank holding companies, including increasing the Tier 1 capital to risk-weighted assets ratio to 6%, introducing a new requirement to maintain a minimum ratio of common equity Tier 1 capital to risk-weighted assets of 4.5% initially and when fully phased in, a possible capital conservation buffer of an additional 2.5% of risk weighted assets. In June 2012, the U.S. regulatory bodies issued a set of proposed rules to implement Basel III that if adopted, would have come into effect on January 1, 2013 (subject to phase-in period). However, in light of the volume of comments received, and the wide range of views expressed during the comment period, the U.S. regulatory bodies decided to postpone the implementation of Basel III and are taking operational and other considerations into account to determine the appropriate implementation dates and associated transition periods. Additionally, a bipartisan letter has been sent to U.S. regulatory bodies signed by a majority of members of the U.S. Senate urging regulators to consider the impact that Basel III capital standards would have on "community banks" and the difference between community banks and large, complex financial institutions. The U.S. regulatory bodies are carefully considering these and all comments, and hope to finalize the rulemaking in the second quarter of 2013 or later. We continue to monitor the development of the proposed rules and their potential impact. We have modeled our ratios under the proposed rules and we do not expect that we would be required to hold a significantly larger amount of capital than we currently hold.

Page-48

The Bank’s and Bancorp’s capital adequacy ratios as of March 31, 2013 and December 31, 2012 are presented in the following tables.

Capital Ratios for Bancorp (in thousands; March 31, 2013 unaudited)	Actual Ratio		Ratio to Capital Adequacy Purposes
As of March 31, 2013	Amount	Ratio	Amount	Ratio
Total Capital (to risk-weighted assets)	$168,930	13.96%	≥$96,826	≥ 8.0%
Tier 1 Capital (to risk-weighted assets)	$154,965	12.80%	≥$48,413	≥ 4.0%
Tier 1 Capital (to average assets)	$154,965	10.87%	≥$57,011	≥ 4.0%

As of December 31, 2012
Total Capital (to risk-weighted assets)	$163,900	13.71%	≥$95,655	≥ 8.0%
Tier 1 Capital (to risk-weighted assets)	$149,737	12.52%	≥$47,827	≥ 4.0%
Tier 1 Capital (to average assets)	$149,737	10.30%	≥$58,169	≥ 4.0%

Capital Ratios for the Bank (in thousands; March 31, 2013 unaudited)	Actual Ratio		Ratio for Capital Adequacy Purposes		Ratio to be Well Capitalized under Prompt Corrective Action Provisions
As of March 31, 2013	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk-weighted assets)	$163,645	13.52%	≥$96,824	≥ 8.0%	≥$121,030	≥ 10.0%
Tier 1 Capital (to risk-weighted assets)	$149,680	12.37%	≥$48,412	≥ 4.0%	≥$72,618	≥ 6.0%
Tier 1 Capital (to average assets)	$149,680	10.50%	≥$57,010	≥ 4.0%	≥$71,262	≥ 5.0%

As of December 31, 2012
Total Capital (to risk-weighted assets)	$162,554	13.60%	≥$95,652	≥ 8.0%	≥$119,566	≥ 10.0%
Tier 1 Capital (to risk-weighted assets)	$148,391	12.41%	≥$47,826	≥ 4.0%	≥$71,739	≥ 6.0%
Tier 1 Capital (to average assets)	$148,391	10.20%	≥$58,168	≥ 4.0%	≥$72,710	≥ 5.0%

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

We must retain and attract new deposits, which depends upon the variety and effectiveness of our customer account products, service and convenience, and rates paid to customers, as well as our financial strength. Any long-term decline in retail deposit funding would adversely impact our liquidity. The Transaction Account Guarantee ("TAG") program, which fully insured non-interest bearing transactions, expired on December 31, 2012. We have not experienced any significant impact on our liquidity from the expiration of TAG. We do have borrowing capacity through

Page-49

FHLB and FRB that can be drawn upon. Management anticipates our strong liquidity position will provide adequate liquidity to fund our operations. We have adequate collateral for such funding requirements.

As presented in the accompanying unaudited consolidated statements of cash flows, the sources of liquidity vary between periods. Our cash and cash equivalents at March 31, 2013 totaled $31.4 million, an increase of $3.0 million over December 31, 2012. The primary sources of funds during the first three months of 2013 included $9.6 million in pay-downs and maturities of investment securities, $1.9 million from net loan principal collected, $8.2 million borrowed from FHLB and $4.1 million net cash provided by operating activities. The primary uses of funds were a decline in deposits amounting to $21.7 million which were primarily due to fluctuations in customer balances in the normal course of business, as well as declines in customer balances transferred for investment uses. The banking industry is still experiencing diminished loan demand from qualified borrowers and strong competition.

At March 31, 2013, our cash and cash equivalents and unpledged available-for-sale securities with estimated maturities within one year totaled $38.1 million. The remainder of the unpledged available for sale securities portfolio of $135.9 million provides additional liquidity. These liquid assets equaled 12.2% of our assets at March 31, 2013, compared to 12.7% at December 31, 2012.

We anticipate that cash and cash equivalents on hand and other sources of funds will provide adequate liquidity for our operating, investing and financing needs and our regulatory liquidity requirements for the foreseeable future. Management monitors our liquidity position daily, balancing loan funding/payments with changes in deposit activity and overnight investments. Our emphasis on local deposits combined with our well capitalized equity position, provides a very stable funding base. In addition to cash and cash equivalents, we have substantial additional borrowing capacity including unsecured lines of credit totaling $87.0 million with correspondent banks.  Further, we have pledged a certain residential loan portfolio to secure our borrowing capacity with the FRB, which totaled $27.3 million at March 31, 2013.  As of March 31, 2013, there is no debt outstanding to correspondent banks or the FRB. We are also a member of the FHLB and have a line of credit (secured under terms of a blanket collateral agreement by a pledge of essentially all of our financial assets) in the amount of $352.3 million, of which $329.1 million was available at March 31, 2013. Borrowings under the line are limited to eligible collateral. The interest rates on overnight borrowings with both correspondent banks and the FHLB are determined daily and generally approximate the Federal Funds target rate.

Undisbursed loan commitments, which are not reflected on the consolidated statements of condition, totaled $265.3 million at March 31, 2013 at rates ranging from 1.75% to 18.00%. This amount included $159.1 million under commercial lines of credit (these commitments are contingent upon customers maintaining specific credit standards), $74.6 million under revolving home equity lines, $7.3 million under undisbursed construction loans, $13.7 million under standby letters of credit, and a remaining $10.6 million under personal and other lines of credit. These commitments, to the extent used, are expected to be funded primarily through the repayment of existing loans, deposit growth and existing balance sheet liquidity. Over the next twelve months $89.7 million of time deposits will mature. We expect these funds to be replaced with new time deposits.

Since Bancorp is a holding company and does not conduct regular banking operations, its primary sources of liquidity are dividends from the Bank. Under the California Financial Code, payment of a dividend from the Bank to Bancorp without advance regulatory approval is restricted to the lesser of the Bank’s retained earnings or the amount of the Bank’s undistributed net profits from the previous three fiscal years. The primary uses of funds for Bancorp are shareholder dividends and ordinary operating expenses.  Bancorp held $5.2 million of cash at March 31, 2013. Bancorp obtained a dividend distribution from the Bank of $5.0 million in February of 2013, which is anticipated to be sufficient to meet Bancorp's funding requirements through February 2014.

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

Page-50

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

Since 2009, there has been no change to the Federal funds target rate, which has been kept at a historic low level of 0-0.25%. The Bank remains asset sensitive and is positioned to benefit when rates rise. As rates increase, most loans on floors will start to float again and the net interest margin would increase. We have mitigated earnings sensitivity to a certain extent through the use of interest rate swaps and shortening any investments purchased. Also refer to “Market Risk Management” in our 2012 Annual Report on Form 10-K.

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

Page-51

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

We are responsible for our proportionate share of certain litigation indemnifications provided to Visa U.S.A. by its member banks in connection with lawsuits related to anti-trust charges and interchange fees. For further details, see Note 13 to the Consolidated Financial Statements in Item 8 of our 2012 Form 10-K and Note 8 to the Consolidated Financial Statements in this Form 10-Q herein.

ITEM 1A      Risk Factors

There have been no material changes from the risk factors previously disclosed in our 2012 Form 10-K. Refer to “Risk Factors” in our 2012 Form 10-K, pages 11 through 19.

ITEM 2       Unregistered Sales of Equity Securities and Use of Proceeds

We did not have any unregistered sales of our equity securities during the three months ended March 31, 2013.

ITEM 3       Defaults Upon Senior Securities

None.

ITEM 4      Mine Safety Disclosures

Not applicable.

ITEM 5      Other Information

None.

Page-52

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

Page-53

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bank of Marin Bancorp
(registrant)

May 8, 2013	/s/ Russell A. Colombo
Date	Russell A. Colombo
President &
Chief Executive Officer
(Principal Executive Officer)

May 8, 2013	/s/ Christina J. Cook
Date	Christina J. Cook
Executive Vice President &
Chief Financial Officer
(Principal Financial & Accounting Officer)

Page-54