Form 10-Q
period 2013-06-30
Bank of Marin Bancorp
filed 2013-08-08
CIK 1403475

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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
Yes   ☐     No  ☒

As of July 31, 2013, there were 5,454,943 shares of common stock outstanding.

Page-2

PART I       FINANCIAL INFORMATION

ITEM 1.  Financial Statements

BANK OF MARIN BANCORP CONSOLIDATED STATEMENTS OF CONDITION at June 30, 2013 and December 31, 2012

(in thousands, except share data; 2013 unaudited)	June 30, 2013	December 31, 2012
Assets
Cash and due from banks	$32,175	$28,349
Investment securities
Held-to-maturity, at amortized cost	131,839	139,452
Available-for-sale, at fair value (amortized cost $127,989 and $150,420 at June 30, 2013 and December 31, 2012, respectively)	129,562	153,962
Total investment securities	261,401	293,414
Loans, net of allowance for loan losses of $14,357 and $13,661 at June 30, 2013 and December 31, 2012, respectively	1,077,125	1,060,291
Bank premises and equipment, net	9,178	9,344
Interest receivable and other assets	48,639	43,351
Total assets	$1,428,518	$1,434,749

Liabilities and Stockholders' Equity
Liabilities
Deposits
Non-interest bearing	$498,572	$389,722
Interest bearing
Transaction accounts	80,221	169,647
Savings accounts	95,317	93,404
Money market accounts	410,676	443,742
CDARS® time accounts	4,296	15,718
Other time accounts	135,355	141,056
Total deposits	1,224,437	1,253,289
Federal Home Loan Bank borrowings	32,200	15,000
Interest payable and other liabilities	13,522	14,668
Total liabilities	1,270,159	1,282,957

Stockholders' Equity
Preferred stock, no par value Authorized - 5,000,000 shares, none issued	—	—
Common stock, no par value Authorized - 15,000,000 shares; Issued and outstanding - 5,442,628 and 5,389,210 at June 30, 2013 and December 31, 2012, respectively	60,312	58,573
Retained earnings	97,135	91,164
Accumulated other comprehensive income, net	912	2,055
Total stockholders' equity	158,359	151,792
Total liabilities and stockholders' equity	$1,428,518	$1,434,749

The accompanying notes are an integral part of these consolidated financial statements.

Page-3

BANK OF MARIN BANCORP CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three months ended			Six months ended
(in thousands, except per share amounts; unaudited)	June 30, 2013	March 31, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Interest income
Interest and fees on loans	$13,366	$13,635	$15,324	$27,001	$30,652
Interest on investment securities
Securities of U.S. government agencies	585	625	817	1,210	1,784
Obligations of state and political subdivisions	437	638	455	1,075	842
Corporate debt securities and other	339	324	285	663	486
Interest due from banks and other	3	8	56	11	106
Total interest income	14,730	15,230	16,937	29,960	33,870
Interest expense
Interest on interest bearing transaction accounts	12	11	45	23	89
Interest on savings accounts	8	8	24	16	46
Interest on money market accounts	95	99	180	194	363
Interest on CDARS® time accounts	2	5	21	7	53
Interest on other time accounts	224	232	269	456	573
Interest on borrowed funds	84	79	117	163	264
Total interest expense	425	434	656	859	1,388
Net interest income	14,305	14,796	16,281	29,101	32,482
Provision for (reversal of) loan losses	1,100	(230)	100	870	100
Net interest income after provision for (reversal of)loan losses	13,205	15,026	16,181	28,231	32,382
Non-interest income
Service charges on deposit accounts	515	521	549	1,036	1,073
Wealth Management and Trust Services	539	547	488	1,086	944
Debit card interchange fees	280	252	259	532	493
Merchant interchange fees	222	205	186	427	379
Earnings on Bank-owned life insurance	186	401	192	587	380
Other income	202	180	126	382	226
Total non-interest income	1,944	2,106	1,800	4,050	3,495
Non-interest expense
Salaries and related benefits	5,430	5,298	5,314	10,728	10,918
Occupancy and equipment	1,052	1,073	1,056	2,125	2,043
Depreciation and amortization	353	336	341	689	682
Federal Deposit Insurance Corporation insurance	223	214	218	437	451
Data processing	696	549	660	1,245	1,266
Professional services	814	527	516	1,341	1,101
Other expense	1,851	1,698	1,580	3,549	3,059
Total non-interest expense	10,419	9,695	9,685	20,114	19,520
Income before provision for income taxes	4,730	7,437	8,296	12,167	16,357
Provision for income taxes	1,675	2,571	3,345	4,246	6,466
Net income	$3,055	$4,866	$4,951	$7,921	$9,891
Net income per common share:
Basic	$0.56	$0.90	$0.93	$1.47	$1.86
Diluted	$0.55	$0.89	$0.91	$1.44	$1.82
Weighted-average shares used to compute net income per common share:
Basic	5,419	5,389	5,337	5,404	5,331
Diluted	5,509	5,487	5,419	5,498	5,422
Dividends declared per common share	$0.18	$0.18	$0.17	$0.36	$0.34
Comprehensive income:
Net income	$3,055	$4,866	$4,951	$7,921	$9,891
Other comprehensive (loss) income
Change in net unrealized gain on available-for-sale securities	(1,666)	(303)	(39)	(1,969)	(11)
Reclassification adjustment for (loss) gain on sale of securities included in net income	—	—	(4)	—	34
Net change in unrealized gain on available-for-sale securities, before tax	(1,666)	(303)	(43)	(1,969)	23
Deferred tax (benefit) expense	(700)	(126)	(18)	(826)	10
Other comprehensive (loss) income, net of tax	(966)	(177)	(25)	(1,143)	13
Comprehensive income	$2,089	$4,689	$4,926	$6,778	$9,904

The accompanying notes are an integral part of these consolidated financial statements.

Page-4

BANK OF MARIN BANCORP CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
for the year ended December 31, 2012 and the six months ended June 30, 2013

(dollars in thousands; 2013 unaudited )	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income, Net of Taxes	Total
	Shares	Amount
Balance at December 31, 2011	5,336,927	$56,854	$77,098	$1,599	$135,551
Net income	—	—	17,817	—	17,817
Other comprehensive income	—	—	—	456	456
Stock options exercised	37,563	1,041	—	—	1,041
Excess tax benefit - stock-based compensation	—	42	—	—	42
Stock issued under employee stock purchase plan	700	25	—	—	25
Restricted stock granted	9,030	—	—	—	—
Restricted stock forfeited / cancelled	(380)	—	—	—	—
Stock-based compensation - stock options	—	206	—	—	206
Stock-based compensation - restricted stock	—	202	—	—	202
Cash dividends paid on common stock	—	—	(3,751)	—	(3,751)
Stock purchased by directors under director stock plan	100	4	—	—	4
Stock issued in payment of director fees	5,270	199	—	—	199
Balance at December 31, 2012	5,389,210	$58,573	$91,164	$2,055	$151,792
Net income	—	—	7,921	—	7,921
Other comprehensive loss	—	—	—	(1,143)	(1,143)
Stock options exercised	43,775	1,304	—	—	1,304
Excess tax benefit - stock-based compensation	—	88	—	—	88
Stock issued under employee stock purchase plan	519	20	—	—	20
Restricted stock granted	7,850	—	—	—	—
Restricted stock forfeited / cancelled	(1,735)	—	—	—	—
Stock-based compensation - stock options	—	96	—	—	96
Stock-based compensation - restricted stock	—	115	—	—	115
Cash dividends paid on common stock	—	—	(1,950)	—	(1,950)
Stock purchased by directors under director stock plan	160	6	—	—	6
Stock issued in payment of director fees	2,849	110	—	—	110
Balance at June 30, 2013	5,442,628	$60,312	$97,135	$912	$158,359

The accompanying notes are an integral part of these consolidated financial statements.

Page-5

BANK OF MARIN BANCORP CONSOLIDATED STATEMENTS OF CASH FLOWS
for the six months ended June 30, 2013 and 2012

(in thousands, unaudited)	June 30, 2013	June 30, 2012
Cash Flows from Operating Activities:
Net income	$7,921	$9,891
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	870	100
Compensation expense--common stock for director fees	110	100
Stock-based compensation expense	211	206
Excess tax benefits from exercised stock options	(66)	(36)
Amortization of investment security premiums, net of accretion of discounts	1,676	931
Accretion of discount on acquired loans	(789)	(1,502)
Decrease in deferred loan origination fees, net	(674)	(631)
Loss on sale of investment securities	—	34
Depreciation and amortization	689	682
Loss on disposal of premise and equipment	—	5
(Gain) loss on sale of repossessed assets	(5)	3
Earnings on bank owned life insurance policies	(587)	(380)
Net change in operating assets and liabilities:
Interest receivable	86	(188)
Interest payable	(20)	(123)
Deferred rent and other rent-related expenses	44	87
Other assets	(3,804)	718
Other liabilities	1,705	(2,346)
Total adjustments	(554)	(2,340)
Net cash provided by operating activities	7,367	7,551
Cash Flows from Investing Activities:
Purchase of securities held-to-maturity	—	(25,661)
Purchase of securities available-for-sale	—	(52,710)
Proceeds from sale of securities available-for-sale	1,082	2,186
Proceeds from paydowns/maturity of securities held-to-maturity	6,550	1,843
Proceeds from paydowns/maturity of securities available-for-sale	20,736	23,305
Loans originated and principal collected, net	(19,220)	6,364
Purchase of bank owned life insurance policies	—	(364)
Purchase of premises and equipment	(523)	(263)
Proceeds from sale of repossessed assets	40	22
Net cash provided by (used in) investing activities	8,665	(45,278)
Cash Flows from Financing Activities:
Net (decrease) increase in deposits	(28,852)	27,745
Proceeds from stock options exercised	1,304	324
Advance on Federal Home Loan Bank borrowings	17,200	—
Repayment of Federal Home Loan Bank borrowings	—	(20,000)
Cash dividends paid on common stock	(1,950)	(1,818)
Stock issued under employee and director stock purchase plans	26	18
Excess tax benefits from exercised stock options	66	36
Net cash (used in) provided by financing activities	(12,206)	6,305
Net increase in cash and cash equivalents	3,826	(31,422)
Cash and cash equivalents at beginning of period	28,349	129,743
Cash and cash equivalents at end of period	$32,175	$98,321
Supplemental disclosure of cash flow information:
Cash paid for interest	$879	$1,511
Cash paid for income taxes	$7,889	$7,936
Supplemental disclosure of non-cash investing and financing activities:
Change in unrealized gain on available-for-sale securities	$(1,969)	$23
Loans transferred to repossessed assets	$192	$65
Stock issued in payment of director fees	$110	$100

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

Note 1:  Basis of Presentation

The consolidated financial statements include the accounts of Bancorp and its only wholly-owned bank subsidiary, the Bank. All material intercompany transactions have been eliminated. In the opinion of Management, the unaudited interim consolidated financial statements contain all adjustments necessary to present fairly our financial position, results of operations, changes in stockholders' equity and cash flows. All adjustments are of a normal, recurring nature. Management has evaluated subsequent events through the date of filing, and has determined that there are no subsequent events that require recognition or disclosure except the pending NorCal Community Bancorp ("NorCal") acquisition as discussed in Note 3.

Certain information and footnote disclosures presented in the annual consolidated financial statements are not included in the interim consolidated financial statements. Accordingly, the accompanying unaudited interim consolidated financial statements should be read in conjunction with our 2012 Annual Report on Form 10-K.  The results of operations for the three months and six months ended June 30, 2013 are not necessarily indicative of the operating results for the full year.

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

	Three months ended			Six months ended
(in thousands; except per share data; unaudited)	June 30, 2013	March 31, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Weighted average basic shares outstanding	5,419	5,389	5,337	5,404	5,331
Add: Potential common shares related to stock options	39	43	39	41	44
Potential common shares related to unvested restricted stock	2	7	2	4	4
Potential common shares related to warrants	49	48	41	49	43
Weighted average diluted shares outstanding	5,509	5,487	5,419	5,498	5,422

Net income	$3,055	$4,866	$4,951	$7,921	$9,891
Basic EPS	$0.56	$0.90	$0.93	$1.47	$1.86
Diluted EPS	$0.55	$0.89	$0.91	$1.44	$1.82

Weighted average anti-dilutive shares not included in the calculation of diluted EPS	60	45	69	54	44

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

In January 2013, the FASB issued ASU No. 2013-01 Balance Sheet (Topic 210) Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which clarifies that ordinary trade receivables and receivables are not in the scope of ASU 2011-11. It further clarifies that the scope of ASU No. 2011-11 applies to derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria contained in FASB Accounting Standards Codification® or subject to a master netting arrangement or similar agreement. Both ASU 2011-11 and ASU 2013-01 are effective for annual periods beginning on or after January 1, 2013, and interim periods within those annual periods. We adopted these ASUs in the first quarter of 2013.

In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220) Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The ASU requires entities to present separately by component reclassifications out of accumulated other comprehensive income. An entity is required to disclose in the notes of the financial statements or parenthetically on the face of the financial statements the effect of significant items reclassified out of accumulated other comprehensive income on the respective line items of net income, but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety. ASU 2013-02 is effective for fiscal years, and interim periods beginning on or after December 15, 2012 for public entities. We adopted this ASU in the first quarter of 2013.

In February 2013, the FASB issued ASU No. 2013-04, Liabilities (Topic 405) Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date. The ASU requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date. Entities are required to record the amount the entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors at the reporting date. Examples of obligations within the scope of this guidance include debt arrangements, other contractual obligations, settled litigation and judicial rulings. ASU 2013-04 is effective retrospectively to all periods presented for fiscal years and interim periods beginning after December 15, 2013 for public entities. We do not expect this ASU to have a significant impact on our financial condition or results of operations.

In July 2013, the FASB issued ASU No. 2013-10, Derivatives and Hedging (Topic 815) Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedging Accounting Purposes.
The ASU provides for the inclusion of the Fed Funds Effective Swap Rate or also referred to as the Overnight Index Swap Rate ("OIS") as a U.S. benchmark interest rate for hedge accounting purposes, in addition to direct Treasury obligations of the U.S. government ("UST") and London Interbank Offered Rate ("LIBOR"). The ASU is a result of the financial crisis in 2008, as the exposure to and the demand for hedging the Fund Funds rate have increased significantly. ASU 2013-10 is effective prospectively for qualifying new or re-designated hedging relationships entered into on or after July 17, 2013. We do not expect this ASU to have a significant impact on our financial condition or results of operations.

In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Topic 740) Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The ASU requires that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward except as follows. To the extent that a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date to settle any additional income taxes that would result from the disallowance of a tax position, or the tax law does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purposes, then the unrecognized tax benefit should be presented as a liability.
ASU 2013-11 is effective prospectively for fiscal years, and interim periods beginning after December 15, 2013 for public entities. We do not expect this ASU to have a significant impact on our financial condition or results of operations.

Page-8

Note 3: Acquisition

On July 1, 2013, we entered into a definitive agreement to acquire NorCal Community Bancorp, parent company of Bank of Alameda. Bank of Alameda has four branch offices serving Alameda, Emeryville, and Oakland, and had assets of $263.7 million, total deposits of $229.6 million, and total loans of $178.0 million as of June 30, 2013. The transaction is expected to close in the fourth quarter of 2013 and is subject to a number of conditions, including receipt of regulatory approvals and approval of NorCal Community Bancorp's shareholders. For more information concerning such transaction, please see the 8-K Reports filed by Bancorp with the Securities and Exchange Commission on July 1 and July 5, 2013. For other important factors regarding the Norcal acquisition, please see the Forward Looking Statements and Risk Factors sections of this Form 10-Q.

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

Page-9

The following table summarizes our assets and liabilities that were required to be recorded at fair value on a recurring basis.

(in thousands) Description of Financial Instruments	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At June 30, 2013 (unaudited):
Securities available-for-sale:
Mortgage-backed securities and collateralized mortgage obligations issued by U.S. government-sponsored agencies	$92,577	$—	$92,577	$—
Debentures of government-sponsored agencies	$19,223	$—	$19,223	$—
Privately-issued collateralized mortgage obligations	$17,762	$—	$17,762	$—
Derivative financial assets (interest rate contracts)	$634	$—	$634	$—
Derivative financial liabilities (interest rate contracts)	$3,270	$—	$3,270	$—
At December 31, 2012:
Securities available-for-sale:
Mortgage-backed securities and collateralized mortgage obligations issued by U.S. government-sponsored agencies	$111,797	$—	$111,797	$—
Debentures of government-sponsored agencies	$20,589	$—	$20,589	$—
Privately-issued collateralized mortgage obligations	$21,576	$—	$21,576	$—
Derivative financial assets (interest rate contracts)	$1	$—	$1	$—
Derivative financial liabilities (interest rate contracts)	$5,240	$—	$5,240	$—

Securities available-for-sale are recorded at fair value on a recurring basis. When available, quoted market prices (Level 1) are used to determine the fair value of securities available-for-sale. If quoted market prices are not available, we obtain pricing information from a reputable third-party service provider, who may utilize valuation techniques that use current market-based or independently sourced parameters, such as bid/ask prices, dealer-quoted prices, interest rates, benchmark yield curves, prepayment speeds, probability of default, loss severity and credit spreads (Level 2).   Level 2 securities include U.S. agencies or government sponsored agencies' debt securities, mortgage-backed securities, government agency-issued and privately-issued collateralized mortgage obligations. As of June 30, 2013 and December 31, 2012, there are no securities that are considered Level 1 or Level 3 securities.

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

Page-10

Composite rate and LIBOR with maturity term corresponding to the duration of the swaps to calculate this credit-risk-related discount of future cash flows.

Certain financial assets may be measured at fair value on a non-recurring basis. These assets are subject to fair value adjustments that result from the application of the lower of cost or fair value accounting or write-downs of individual assets, such as other real estate owned. For example, when a loan is identified as impaired, it is reported at the lower of cost or fair value, measured based on the loan's observable market price (Level 1) or the current net realizable value of the underlying collateral securing the loan, if the loan is collateral dependent (Level 3).  Net realizable value of the underlying collateral is the fair value of the collateral less estimated selling costs and any prior liens. Significant unobservable inputs such as appraisals, recent comparable sales, offers and listing prices are factored in when valuing the collateral. We review and verify the qualifications and licenses of  the certified general appraisers used for appraising commercial properties or certified residential appraisers for residential properties. Real estate appraisals may utilize a combination of approaches including replacement cost, sales comparison and the income approach. Comparable sales and income data are analyzed by the appraisers and adjusted to reflect differences between them and the subject property such as type, leasing status and physical condition. When the appraisals are received, Management reviews the assumptions and methodology utilized in the appraisal, as well as the overall resulting value in conjunction with independent data sources such as recent market data and industry-wide statistics. We generally use a 6% discount for selling costs which is applied to all properties, regardless of size.

Securities held-to-maturity may be written down to fair value (determined using the same techniques discussed above for securities available-for-sale) as a result of an other-than-temporary impairment, if any.

The following table presents the carrying value of financial instruments that were measured at fair value on a nonrecurring basis and that were still held in the statements of condition at each respective period end, by level within the fair value hierarchy as of June 30, 2013 and December 31, 2012.

(in thousands) Description of Financial Instruments	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3) [1]
At June 30, 2013 (unaudited):
Impaired loans carried at fair value	$8,681	$—	$—	$8,681

At December 31, 2012:
Impaired loans carried at fair value	$5,574	$—	$—	$5,574

1 Represents collateral-dependent loan principal balances that had been generally written down to the values of the underlying collateral, net of specific valuation allowances of $1.7 million and $729 thousand at June 30, 2013 and December 31, 2012, respectively. The carrying value of loans fully charged-off, which includes unsecured lines of credit, overdrafts and all other loans, is zero.

Disclosures about Fair Value of Financial Instruments

The table below is a summary of fair value estimates for financial instruments as of June 30, 2013 and December 31, 2012, excluding financial instruments recorded at fair value on a recurring basis (summarized in the first table in this note). The carrying amounts in the following table are recorded in the consolidated statements of condition under the indicated captions. We have excluded non-financial assets and non-financial liabilities defined by the Codification (ASC 820-10-15-1A), such as Bank premises and equipment, deferred taxes and other liabilities.  In addition, we have not disclosed the fair value of financial instruments specifically excluded from disclosure requirements of the Financial Instruments Topic of the Codification (ASC 825-10-50-8), such as Bank-owned life insurance policies.

Page-11

	June 30, 2013			December 31, 2012
(in thousands; 2013 unaudited)	Carrying Amounts	Fair Value	Fair Value Hierarchy	Carrying Amounts	Fair Value	Fair Value Hierarchy
Financial assets
Cash and cash equivalents	$32,175	$32,175	Level 1	$28,349	$28,349	Level 1
Investment securities held-to-maturity	131,839	133,282	Level 2	139,452	142,231	Level 2
Loans, net	1,077,125	1,109,940	Level 3	1,060,291	1,111,355	Level 3
Interest receivable	4,987	4,987	Level 2	5,073	5,073	Level 2
Financial liabilities
Deposits	1,224,437	1,225,735	Level 2	1,253,289	1,254,713	Level 2
Federal Home Loan Bank short-term borrowings	17,200	17,200	Level 1	—	—	Level 1
Federal Home Loan Bank borrowings	15,000	15,714	Level 2	15,000	15,989	Level 2
Interest payable	205	205	Level 2	225	225	Level 2

Following is a description of methods and assumptions used to estimate the fair value of each class of financial instrument not recorded at fair value but required for disclosure purposes:

Cash and Cash Equivalents - The carrying amounts of cash and cash equivalents approximate their fair value because of the short-term nature of these instruments.

Held-to-maturity Securities - Held-to-maturity securities, which generally consist of obligations of state and political subdivisions and corporate bonds, are recorded at their amortized cost. Their fair value for disclosure purposes is determined using methodologies similar to those described above for available-for-sale securities using Level 2 inputs. If Level 2 inputs are not available, we may utilize pricing models that incorporate unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities (Level 3).  As of June 30, 2013 and December 31, 2012, we did not hold any securities whose fair value was measured using significant unobservable inputs.

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

Page-12

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

Note 5:  Investment Securities

Our investment securities portfolio consists of obligations of state and political subdivisions, corporate bonds, U.S. government agency securities, including mortgage-backed securities (“MBS”) and collateralized mortgage obligations (“CMOs”) issued or guaranteed by Federal National Mortgage Association ("FNMA"), Federal Home Loan Mortgage Corporation ("FHLMC"), or Government National Mortgage Association ("GNMA"), debentures issued by government-sponsored agencies such as FNMA and FHLMC, as well as privately issued CMOs, as reflected in the table below:

	June 30, 2013				December 31, 2012
	Amortized	Fair	Gross Unrealized		Amortized	Fair	Gross Unrealized
(in thousands; 2013 unaudited)	Cost	Value	Gains	(Losses)	Cost	Value	Gains	(Losses)
Held-to-maturity
Obligations of state and political subdivisions	$89,517	$90,709	$1,881	$(689)	$96,922	$99,350	$2,855	$(427)
Corporate bonds	42,322	42,573	377	(126)	42,530	42,881	458	(107)
Total held-to-maturity	131,839	133,282	2,258	(815)	139,452	142,231	3,313	(534)

Available-for-sale
Securities of U. S. government agencies:
MBS pass-through securities issued by FNMA and FHLMC	48,452	48,732	792	(512)	52,042	53,713	1,711	(40)
CMOs issued by FNMA	2,326	2,402	76	—	4,447	4,550	105	(2)
CMOs issued by FHLMC	10,223	10,365	156	(14)	13,527	13,778	251	—
CMOs issued by GNMA	30,345	31,078	746	(13)	38,871	39,756	886	(1)
Debentures of government- sponsored agencies	19,398	19,223	150	(325)	20,462	20,589	228	(101)
Privately issued CMOs	17,245	17,762	552	(35)	21,071	21,576	595	(90)
Total available-for-sale	127,989	129,562	2,472	(899)	150,420	153,962	3,776	(234)

Total investment securities	$259,828	$262,844	$4,730	$(1,714)	$289,872	$296,193	$7,089	$(768)

The amortized cost and fair value of investment debt securities by contractual maturity at June 30, 2013 are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2013
	Held-to-Maturity		Available-for-Sale
(in thousands; unaudited)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$7,357	$7,367	$—	$—
After one year but within five years	93,230	93,866	25,771	26,022
After five years through ten years	28,251	29,083	21,265	20,879
After ten years	3,001	2,966	80,953	82,661
Total	$131,839	$133,282	$127,989	$129,562

We did not sell any securities during the second quarter of 2013. Two available-for-sale securities were sold in January 2013 with proceeds of $1.1 million and a slight net gain of $339. One available-for-sale security was sold in February 2012 with proceeds of $2.2 million and a loss of $34 thousand.

Page-13

Investment securities carried at $42.4 million and $47.7 million at June 30, 2013 and December 31, 2012, respectively, were pledged with the State of California: $41.7 million and $47.0 million to secure public deposits in compliance with the Local Agency Security Program at June 30, 2013 and December 31, 2012, respectively, and $726 thousand and $719 thousand to provide collateral for trust deposits at June 30, 2013 and December 31, 2012, respectively. In addition, investment securities carried at $1.1 million were pledged to collateralize an internal Wealth Management and Trust Services (“WMTS”) checking account at both June 30, 2013 and December 31, 2012.

Other-Than-Temporarily Impaired Debt Securities

We do not have the intent to sell the securities that are temporarily impaired, and it is more likely than not that we will not have to sell those securities before recovery of the cost basis. Additionally, we have evaluated the credit ratings of our investment securities and their issuer and/or insurers, if applicable. Based on our evaluation, Management has determined that no investment security in our investment portfolio is other-than-temporarily impaired.

Sixty-one and fifty-five investment securities were in unrealized loss positions at June 30, 2013 and December 31, 2012, respectively. They are summarized and classified according to the duration of the loss period as follows:

June 30, 2013	< 12 continuous months		> 12 continuous months		Total Securities in a loss position
(In thousands; unaudited)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
Held-to-maturity
Obligations of state & political subdivisions	$40,908	$(689)	—	—	$40,908	$(689)
Corporate bonds	12,585	(117)	1,990	(9)	14,575	(126)
Total held-to-maturity	53,493	(806)	1,990	(9)	55,483	(815)
Available-for-sale
MBS pass-through securities issued by FNMA and FHLMC	31,145	(512)	—	—	31,145	(512)
CMOs issued by FHLMC	2,792	(14)	—	—	2,792	(14)
CMOs issued by GNMA	4,403	(13)	—	—	4,403	(13)
Debentures of government- sponsored agencies	14,675	(325)	—	—	14,675	(325)
Privately issued CMOs	1,868	(34)	176	(1)	2,044	(35)
Total available-for-sale	54,883	(898)	176	(1)	55,059	(899)
Total temporarily impaired securities	$108,376	$(1,704)	$2,166	$(10)	$110,542	$(1,714)

Page-14

December 31, 2012	< 12 continuous months		> 12 continuous months		Total Securities in a loss position
(In thousands)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
Held-to-maturity
Obligations of state & political subdivisions	$33,196	$(427)	$—	$—	$33,196	$(427)
Corporate bonds	15,649	(107)	—	—	15,649	(107)
Total held-to-maturity	48,845	(534)	—	—	48,845	(534)
Available-for-sale
MBS pass-through securities issued by FNMA and FHLMC	3,569	(40)	—	—	3,569	(40)
CMOs issued by FNMA	3,185	(2)	—	—	3,185	(2)
CMOs issued by GNMA	1,550	(1)	—	—	1,550	(1)
Debentures of government- sponsored agencies	9,899	(101)	—	—	9,899	(101)
Privately issued CMOs	4,214	(89)	203	(1)	4,417	(90)
Total available-for-sale	22,417	(233)	203	(1)	22,620	(234)
Total temporarily impaired securities	$71,262	$(767)	$203	$(1)	$71,465	$(768)

Fifty-nine securities in our portfolio were in a temporary loss position for less than twelve months as of June 30, 2013. We determine that the strengths of GNMA and FNMA through guarantee or support from the U.S. Federal Government are sufficient to protect us from losses. The other temporarily impaired securities are deemed credit worthy after our periodic impairment analysis and are all rated as investment grade by at least one major rating agency. We also monitor the financial information of the issuers of obligations of U.S. states and political subdivisions as part of our ongoing impairment analysis. As a result of this impairment analysis, we concluded that these securities were not other-than-temporarily impaired at June 30, 2013.

As of June 30, 2013, there was one corporate bond and one CMO privately issued by a financial institution (with no guarantee from government sponsored agencies) in a continuous loss position for more than twelve months. The corporate bond was rated an investment grade by both Moody's and S&P. We believe the temporary decline in its fair value is primarily driven by factors other than credit from our review of the issuer's financial information and it is probable that we will be able to collect all amounts due according to the contractual terms and no other-than-temporary impairment exists. The private CMO is collateralized by residential mortgages with low loan-to-value ratios and delinquency ratios and may be prepaid at par prior to maturity. We reviewed the loans collateralizing the security, credit scores of the borrowers, expected default rates and loss severities. Based upon our assessment of expected credit losses of the security given the performance of the underlying collateral and the credit enhancements, we concluded that the security was not other-than-temporarily impaired at June 30, 2013. In addition, the security was rated as investment grade by at least one major rating agency.

Securities Carried at Cost

As a member of the FHLB, we are required to maintain a minimum investment in the FHLB capital stock determined by the Board of Directors of the FHLB. The minimum investment requirements can also increase in the event we need to increase our borrowing capacity with the FHLB. Shares cannot be purchased or sold except between the FHLB and its members at its $100 per share par value. We held $6.5 million and $6.0 million of FHLB stock recorded at cost in other assets on the consolidated statements of condition at June 30, 2013, and December 31, 2012. On July 29, 2013, the FHLB declared a cash dividend for the second quarter of 2013 at an annualized dividend rate of 5.14%. Management does not believe that the FHLB stock is other-than-temporarily-impaired, as we expect to be able to redeem this stock at cost.

Page-15

As a member bank of Visa U.S.A., we hold 16,939 shares of Visa Inc. Class B common stock with a carrying value of zero, which is equal to our cost basis. These shares are restricted from resale until their conversion into Class A (voting) shares upon the termination of Visa Inc.'s covered litigation escrow account. As a result of the restriction, these shares are not considered available-for-sale and are not carried at fair value. The fair value of the Class B common stock we own was $1.3 million and $1.1 million at June 30, 2013 and December 31, 2012, respectively, based on the Class A as-converted rate of 0.4206, which is subject to further reduction upon the final settlement of the covered litigation against Visa Inc. and its member banks. See Note 9 herein.

Note 6:  Loans and Allowance for Loan Losses

Credit Quality of Loans

Outstanding loans by class and payment aging as of June 30, 2013 and December 31, 2012 are as follows:

Loan Aging Analysis by Class as of June 30, 2013 and December 31, 2012
(dollars in thousands; 2013 unaudited)	Commercial and industrial	Commercial real estate, owner-occupied	Commercial real estate, investor	Construction	Home equity	Other residential [1]	Installment and other consumer	Total
June 30, 2013
30-59 days past due	$264	$—	$—	$—	$198	$—	$9	$471
60-89 days past due	94	—	—	—	—	—	1	95
Greater than 90 days past due (non-accrual) [2]	2,022	1,403	6,024	7,046	524	1,148	321	18,488
Total past due	2,380	1,403	6,024	7,046	722	1,148	331	19,054
Current	168,063	204,788	529,236	20,682	89,574	42,142	17,943	1,072,428
Total loans [3]	$170,443	$206,191	$535,260	$27,728	$90,296	$43,290	$18,274	$1,091,482
Non-accrual loans to total loans	1.2%	0.7%	1.1%	25.4%	0.6%	2.7%	1.8%	1.7%
December 31, 2012
30-59 days past due	$29	$—	$—	$—	$294	$167	$98	$588
60-89 days past due	—	—	—	—	—	—	—	—
Greater than 90 days past due (non-accrual) [2]	4,893	1,403	6,843	2,239	545	1,196	533	17,652
Total past due	4,922	1,403	6,843	2,239	839	1,363	631	18,240
Current	171,509	195,003	502,163	28,426	92,398	48,069	18,144	1,055,712
Total loans [3]	$176,431	$196,406	$509,006	$30,665	$93,237	$49,432	$18,775	$1,073,952
Non-accrual loans to total loans	2.8%	0.7%	1.3%	7.3%	0.6%	2.4%	2.8%	1.6%
1 Our residential loan portfolio includes no sub-prime loans, nor is it our normal practice to underwrite loans commonly referred to as "Alt-A mortgages", the characteristics of which are loans lacking full documentation, borrowers having low FICO scores or higher loan-to-value ratios.

2 Amounts include $1.4 million and $1.6 million of Purchased Credit Impaired ("PCI") loans that have stopped accreting interest at June 30, 2013 and December 31, 2012, respectively, and exclude accreting PCI loans of $2.1 million and $3.0 million at June 30, 2013 and December 31, 2012, respectively, as their accretable yield interest recognition is independent from the underlying contractual loan delinquency status. There were no accruing loans past due more than ninety days at June 30, 2013 or December 31, 2012.

3 Amounts were net of deferred loan fees of $95 thousand and $769 thousand at June 30, 2013 and December 31, 2012, respectively. Amounts were also net of unaccreted purchase discounts on non-PCI loans of $1.8 million and $2.1 million at June 30, 2013 and December 31, 2012, respectively.

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

Page-16

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

Construction loans are generally made to developers and builders to finance land acquisition as well as the subsequent construction. These loans are underwritten after evaluation of the borrower's financial strength, reputation, prior track record and after obtaining independent appraisals. The construction industry can be severely impacted by several major factors, including: 1) the inherent volatility of real estate markets; 2) vulnerability to delays due to weather, change orders, ability to obtain construction permits, labor or material shortages, and price hikes; and 3) generally thin margins and tight cash flow. Estimates of construction costs and value associated with the complete project may be inaccurate. Repayment of construction loans is largely dependent on the ultimate success of the project.

Consumer loans primarily consist of home equity lines of credit, other residential (tenancy-in-common, or “TIC”) loans, and other personal loans. We originate consumer loans utilizing credit score information, debt-to-income ratio and loan-to-value ratio analysis. To monitor and manage consumer loan risk, policies and procedures are developed and modified, as needed. This activity, coupled with relatively small loan amounts that are spread across many individual borrowers, mitigates risk. Additionally, trend reports are reviewed by Management on a regular basis. Underwriting standards for home equity lines of credit include, but are not limited to, a maximum loan-to-value ratio of 75% for homes with appraised values up to $1,250,000 (and even more conservatively for homes with values in excess of this amount), the number of such loans a borrower can have at one time, and documentation requirements. Our underwriting of the other residential loans, mostly secured by TIC units in San Francisco, was cautious compared to traditional residential mortgages due to the unique ownership structure and the interest-only feature of some of these loans.  However, these borrowers tend to have more equity in their properties, which mitigates risk. Personal loans are nearly evenly split between mobile home loans and floating home loans along with a small number of installment loans.

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

Page-17

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

•	Investor commercial real estate borrowers with loans greater than $750 thousand are required to submit rent rolls or property income statements at least annually.

•	Construction loans are monitored monthly, and assessed on an ongoing basis.

•	Home equity and other consumer loans are assessed based on delinquency.

•	Loans graded “Watch” or more severe, regardless of loan type, are assessed no less than quarterly.

The following table represents our analysis of loans by internally assigned grades, including the PCI loans, at June 30, 2013 and December 31, 2012:

(in thousands; 2013 unaudited)	Commercial and industrial	Commercial real estate, owner-occupied	Commercial real estate, investor	Construction	Home equity	Other residential	Installment and other consumer	Purchased credit-impaired	Total
Credit Risk Profile by Internally Assigned Grade:
June 30, 2013
Pass	$149,248	$183,679	$517,220	$19,954	$85,529	$39,757	$17,502	$1,317	$1,014,206
Special Mention	16,155	19,681	9,228	728	2,132	1,056	—	693	49,673
Substandard	4,764	296	8,119	7,046	2,635	2,477	772	1,494	27,603
Total loans	$170,167	$203,656	$534,567	$27,728	$90,296	$43,290	$18,274	$3,504	$1,091,482

December 31, 2012
Pass	$148,771	$170,553	$489,978	$26,287	$86,957	$45,634	$17,809	$1,862	$987,851
Special Mention	13,267	20,346	8,671	1,970	2,931	1,067	—	933	49,185
Substandard	13,753	2,992	8,963	2,408	3,349	2,731	966	1,754	36,916
Total loans	$175,791	$193,891	$507,612	$30,665	$93,237	$49,432	$18,775	$4,549	$1,073,952

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

When a loan is modified, Management evaluates any possible impairment based on the present value of expected future cash flows, discounted at the contractual interest rate of the original loan agreement, except when the sole remaining source of repayment for the loan is the operation or liquidation of the collateral. In these cases Management uses the current fair value of the collateral, less selling costs, instead of discounted cash flows. If Management determines that the value of the modified loan is less than the recorded investment in the loan (net of previous charge-offs and unamortized premium or discount), impairment is recognized through a specific allowance or a charge-off of the loan.

Page-18

The table below summarizes outstanding TDR loans by loan class as of June 30, 2013 and December 31, 2012. The summary includes those TDRs that are on non-accrual status and those that continue to accrue interest.

(in thousands; 2013 unaudited)	As of
Recorded investment in Troubled Debt Restructurings [1]	June 30, 2013	December 31, 2012

Commercial and industrial	$6,690	$9,470
Commercial real estate, owner-occupied	1,403	1,403
Construction	6,523	1,929
Home equity	889	908
Other residential	2,110	2,831
Installment and other consumer	1,714	1,743
Total	$19,329	$18,284

1 Includes $10.0 million and $10.8 million of TDR loans that were accruing interest as of June 30, 2013 and December 31, 2012, respectively.

The table below presents the following information for TDRs modified during the periods presented: number of contracts modified, the recorded investment in the loans prior to modification, and the recorded investment in the loans after the loans were restructured. The table below excludes fully paid-off or fully charged-off TDR loans.

(dollars in thousands; unaudited)	Number of Contracts Modified	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment at period end
Troubled Debt Restructurings during the three months ended June 30, 2013:
Construction	1	$4,745	$4,766	$4,806

Troubled Debt Restructurings during the three months ended March 31, 2013:
Commercial and industrial [1]	2	$499	$497	$464

Troubled Debt Restructurings during the three months ended June 30, 2012:
Commercial and industrial	2	$915	$939	$974
Home equity	1	372	374	374
Total	3	$1,287	$1,313	$1,348

Troubled Debt Restructurings during the six months ended June 30, 2013:
Commercial and industrial [1]	2	$499	497	$464
Construction	1	4,745	4,766	4,806
Total	3	$5,244	5,263	$5,270

Troubled Debt Restructurings during the six months ended June 30, 2012:
Commercial	9	$9,321	$9,241	$7,768
Construction	6	11,324	11,324	11,297
Home Equity	2	472	474	473
Total	17	$21,117	$21,039	$19,538

1 Excludes two contracts modified during the three months ended March 31, 2013, which were subsequently paid off during the three months ended June 30, 2013. The pre-modification and post-modification outstanding recorded investment balances were both $218 thousand.

Modifications during the six months ended June 30, 2013 primarily involved maturity or payment extensions, while modifications in the six months ended June 30, 2012 primarily involved payment extensions and forbearances. There were no payment defaults during the first half of 2013, where the default occurred within the first twelve months after modification into a TDR. There were three commercial loans, two commercial real estate loans, and one construction

Page-19

loan modified as troubled debt restructurings within the previous twelve months with recorded investments of $887 thousand that subsequently defaulted and were charged-off in the six months ended June 30, 2012. We are reporting these defaulted TDRs based on a payment default definition of more than ninety days past due.

Impaired Loan Balances and Their Related Allowance by Major Classes of Loans

The table below summarizes information on impaired loans and their related allowance. Total impaired loans include non-accrual loans, accruing TDR loans and accreting PCI loans that have experienced post-acquisition declines in cash flows expected to be collected.

(dollars in thousands; 2013 unaudited)	Commercial and industrial	Commercial real estate, owner-occupied	Commercial real estate, investor	Construction	Home equity	Other residential	Installment and other consumer	Total
June 30, 2013
Recorded investment in impaired loans:
With no specific allowance recorded	$2,449	$1,403	$3,082	$2,115	$890	$2,341	$65	$12,345
With a specific allowance recorded	4,241	1,132	2,941	6,647	277	230	1,774	17,242
Total recorded investment in impaired loans	$6,690	$2,535	$6,023	$8,762	$1,167	$2,571	$1,839	$29,587
Unpaid principal balance of impaired loans:
With no specific allowance recorded	$2,449	$3,060	$5,074	$2,302	$1,417	$2,341	$106	$16,749
With a specific allowance recorded	4,504	2,178	2,941	9,343	403	230	1,774	21,373
Total unpaid principal balance of impaired loans	$6,953	$5,238	8,015	$11,645	$1,820	$2,571	$1,880	$38,122
Specific allowance	$928	$58	$141	$1,353	$74	$25	$491	$3,070

Average recorded investment in impaired loans during the quarter ended June 30, 2013	7,327	2,534	6,041	8,820	1,158	2,590	1,879	30,349
Interest income recognized on impaired loans during the quarter ended June 30, 2013	107	53	—	185	12	22	18	397
Average recorded investment in impaired loans during the quarter ended March 31, 2013	9,491	2,522	6,105	4,116	1,132	3,066	1,920	28,352
Interest income recognized on impaired loans during the quarter ended March 31, 2013	134	54	—	27	8	23	16	262
Average recorded investment in impaired loans during the six months ended June 30, 2013	8,409	2,528	6,073	6,468	1,145	2,828	1,900	29,351
Interest income recognized on impaired loans during the six months ended June 30, 2013	241	107	—	212	20	45	34	659

December 31, 2012
Recorded investment in impaired loans:
With no specific allowance recorded	$6,825	$1,403	$3,725	$2,328	$931	$2,598	$978	$18,788
With a specific allowance recorded	2,645	471	4,513	1,840	261	715	1,070	11,515
Total recorded investment in impaired loans	$9,470	$1,874	8,238	$4,168	$1,192	$3,313	$2,048	$30,303
Unpaid principal balance of impaired loans:
With no specific allowance recorded	$7,633	$3,060	$5,717	$2,514	$1,417	$2,598	$1,020	$23,959
With a specific allowance recorded	2,930	966	4,887	4,519	324	715	1,070	15,411
Total recorded investment in impaired loans	$10,563	$4,026	10,604	$7,033	$1,741	$3,313	$2,090	$39,370
Specific allowance	$1,131	$26	$374	$118	$154	$120	$431	$2,354

Average recorded investment in impaired loans during the quarter ended June 30, 2012	12,352	1,859	6,803	14,303	1,199	1,472	2,126	40,114
Interest income recognized on impaired loans during the quarter ended June 30, 2012	177	69	—	159	7	50	19	481
Average recorded investment in impaired loans during the six months ended June 30, 2012	13,285	1,856	5,313	14,424	1,133	2,273	2,114	40,398
Interest income recognized on impaired loans during the six months ended June 30, 2012	321	69	65	321	12	75	36	899

Page-20

The gross interest income that would have been recorded had non-accrual loans been current totaled $272 thousand, $264 thousand and $227 thousand in the quarters ended June 30, 2013, March 31, 2013 and June 30, 2012, respectively, and totaled $536 thousand and $483 thousand for the six months ended June 30, 2013 and June 30, 2012, respectively. PCI loans are excluded from the foregone interest data above as their accretable yield interest recognition is independent from the underlying contractual loan delinquency status. See “Purchased Credit-Impaired Loans” below for further discussion.

Management monitors delinquent loans continuously and identifies problem loans, generally loans graded substandard or worse, to be evaluated individually for impairment testing. Generally, we charge off our estimated losses related to specifically-identified impaired loans when it is deemed uncollectible. The charged-off portion of impaired loans outstanding at June 30, 2013 totaled approximately $5.8 million.  At June 30, 2013, there were $212 thousand outstanding commitments to extend credit on impaired loans, including loans to borrowers whose terms have been modified in troubled debt restructurings.

Page-21

The following table discloses loans by major portfolio category and activity in the ALLL, as well as the related ALLL disaggregated by impairment evaluation method:

Allowance for Loan Losses and Recorded Investment in Loans
(dollars in thousands; unaudited)	Commercial and industrial	Commercial real estate, owner-occupied	Commercial real estate, investor	Construction	Home equity	Other residential	Installment and other consumer	Unallocated	Total

For the three months ended June 30, 2013
Allowance for loan losses:
Beginning balance	$4,032	$1,348	$4,020	$650	$1,216	$431	$1,366	$371	$13,434
Provision (reversal)	(189)	(26)	345	1,084	63	(30)	28	(175)	1,100
Charge-offs	(386)	—	—	(13)	(126)	—	(85)	—	(610)
Recoveries	342	84	3	—	—	—	4	—	433
Ending balance	$3,799	$1,406	$4,368	$1,721	$1,153	$401	$1,313	$196	$14,357

For the three months ended March 31, 2013
Allowance for loan losses:
Beginning balance	$4,100	$1,313	$4,372	$611	$1,264	$551	$1,231	$219	$13,661
Provision (reversal)	(50)	35	(375)	42	(49)	(120)	135	152	(230)
Charge-offs	(71)	—	—	(4)	(7)	—	(1)	—	(83)
Recoveries	53	—	23	1	8	—	1	—	86
Ending balance	$4,032	$1,348	$4,020	$650	$1,216	$431	$1,366	$371	$13,434

For the six months ended June 30, 2013
Allowance for loan losses:
Beginning balance	$4,100	$1,313	$4,372	$611	$1,264	$551	$1,231	$219	$13,661
Provision (reversal)	(239)	9	(30)	1,126	14	(150)	163	(23)	870
Charge-offs	(457)	—	—	(17)	(133)	—	(86)	—	(693)
Recoveries	395	84	26	1	8	—	5	—	519
Ending balance	$3,799	$1,406	$4,368	$1,721	$1,153	$401	$1,313	$196	$14,357

As of June 30, 2013:
Ending ALLL related to loans collectively evaluated for impairment	$2,871	$1,348	$4,227	$368	$1,079	$376	$822	$196	$11,287
Ending ALLL related to loans individually evaluated for impairment	$745	$—	$141	$1,353	$74	$25	$491	$—	$2,829
Ending ALLL related to purchased credit-impaired loans	$183	$58	$—	$—	$—	$—	$—	$—	$241

Loans outstanding:
Collectively evaluated for impairment	$163,753	$203,656	$528,544	$18,966	$89,129	$40,719	$16,435	$—	$1,061,202
Individually evaluated for impairment[1]	6,414	—	6,023	8,762	1,167	2,571	1,839	—	26,776
Purchased credit-impaired	276	2,535	693	—	—	—	—	—	3,504
Total	$170,443	$206,191	$535,260	$27,728	$90,296	$43,290	$18,274	$—	$1,091,482
Ratio of allowance for loan losses to total loans	2.23%	0.68%	0.82%	6.21%	1.28%	0.93%	7.19%	NM	1.32%
Allowance for loan losses to non-accrual loans	188%	100%	73%	24%	220%	35%	409%	NM	78%

1 Total excludes $2.8 million of PCI loans that have experienced post-acquisition declines in cash flows expected to be collected.These loans are included in the "purchased credit-impaired" amount in the next line below.

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

Page-23

Purchased Credit-Impaired Loans

We evaluated loans purchased in accordance with accounting guidance in ASC 310-30 related to loans acquired with deteriorated credit quality. Acquired loans are considered credit-impaired if there is evidence of deterioration of credit quality since origination and it is probable, at the acquisition date, that we will be unable to collect all contractually required payments receivable. Management has determined certain loans purchased to be PCI loans based on credit indicators such as nonaccrual status, past due status, loan risk grade, loan-to-value ratio, etc. Revolving credit agreements (e.g. home equity lines of credit and revolving commercial loans) are not considered PCI loans as cash flows cannot be reasonably estimated.

For acquired loans not considered credit-impaired, the difference between the contractual amounts due (principal amount) and the fair value is accounted for subsequently through accretion. We elected to recognize discount accretion based on the acquired loan’s contractual cash flows using an effective interest rate method. The accretion is recognized through the net interest margin.

The following table reflects the outstanding balance and related carrying value of PCI loans as of June 30, 2013 and December 31, 2012:

	June 30, 2013		December 31, 2012
PCI Loans (dollars in thousands; 2013 unaudited)	Unpaid principal balance	Carrying value	Unpaid principal balance	Carrying value
Commercial and industrial	$539	$276	$2,163	$640
Commercial real estate	5,434	3,228	6,370	3,909
Total purchased credit-impaired loans	$5,973	$3,504	$8,533	$4,549

The activities in the accretable yield, or income expected to be earned, for PCI loans were as follows:

Accretable Yield	Three months ended			Six months ended
(dollars in thousands, unaudited)	June 30, 2013	March 31, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Balance at beginning of period	$3,583	$3,960	$5,625	$3,960	$5,405
Additions	—	—	—	—	—
Removals [1]	(195)	(596)	—	(791)	(225)
Accretion	(156)	(236)	(478)	(392)	(988)
Reclassifications from nonaccretable difference [2]	45	455	239	500	1,194
Balance at end of period	$3,277	$3,583	$5,386	$3,277	$5,386

1 Represents the accretable difference that is relieved when a loan exits the PCI population due to payoff, full charge-off, or transfer to repossessed assets, etc.

2 Primarily relates to improvements in expected credit performance and changes in expected timing of cash flows.

 Pledged Loans

Our FHLB line of credit is secured under terms of a blanket collateral agreement by a pledge of certain qualifying loans with an unpaid principal balance of $672.4 million and $567.8 million at June 30, 2013 and December 31, 2012, respectively. Our FHLB line of credit totaled $391.0 million and $321.3 million at June 30, 2013 and December 31, 2012, respectively. In addition, we pledge a certain residential loan portfolio, which totaled $26.5 million and $30.1 million at June 30, 2013 and December 31, 2012, respectively, to secure our borrowing capacity with the Federal Reserve Bank (“FRB”). Also see Note 7 below.

Page-24

Note 7: Borrowings

Federal Funds Purchased – We had unsecured lines of credit totaling $87.0 million with correspondent banks for overnight borrowings at both June 30, 2013 and December 31, 2012.  In general, interest rates on these lines approximate the Federal funds target rate. At June 30, 2013 and December 31, 2012, we had no overnight borrowings outstanding under these credit facilities.

Federal Home Loan Bank Borrowings – As of June 30, 2013 and December 31, 2012, we had lines of credit with the FHLB totaling $391.0 million and $321.3 million, respectively, based on eligible collateral of certain loans.  FHLB overnight borrowings totaled $17.2 million at a rate of 0.10% at June 30, 2013 and zero at December 31, 2012.

On February 5, 2008, we entered into a ten-year borrowing agreement under the same FHLB line of credit for $15.0 million at a fixed rate of 2.07%, which remained outstanding at June 30, 2013. Interest-only payments are required every three months until the entire principal is due on February 5, 2018. The FHLB has the unconditional right to accelerate the due date on August 5, 2013 and every three months thereafter (the “put dates”). If the FHLB exercises its right to accelerate the due date, the FHLB will offer replacement funding at the current market rate, subject to certain conditions. We must comply with the put date, but are not required to accept replacement funding.

At June 30, 2013, $358.8 million was remaining as available for borrowing from the FHLB. The FHLB overnight borrowing and the FHLB line of credit are secured by a certain loan portfolio under a blanket lien.

Federal Reserve Line of Credit – We have a line of credit with the FRB secured by a certain residential loan portfolio.  At June 30, 2013 and December 31, 2012, we had borrowing capacity under this line totaling $26.5 million and $30.1 million, respectively, and had no outstanding borrowings with the FRB.

Note 8:  Stockholders' Equity

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

Under the American Recovery and Reinvestment Act of 2009, which allowed participants in the TCPP to withdraw from the program, we repurchased all 28,000 shares of outstanding preferred stock from the U.S. Treasury at $28 million plus accrued but unpaid dividends of $179 thousand on March 31, 2009. At the time of repurchase, we also accelerated the remaining accretion of the preferred stock totaling $945 thousand through retained earnings, reducing our net income available to common stockholders. The warrant was subsequently auctioned to two institutional investors in November 2011 and remains outstanding. It is adjusted for cash dividend increases to represent a right to purchase 155,804 shares of common stock at $26.96 per share as of June 30, 2013 in accordance with Section 13(c) of the Form of Warrant to Purchase Common Stock.

Page-25

Dividends

Presented below is a summary of cash dividends paid to common shareholders, recorded as a reduction of retained earnings.

	Three months ended			Six months ended
(in thousands except per share data, unaudited)	June 30, 2013	March 31, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Cash dividends to common stockholders	$979	$971	$910	$1,950	$1,818
Cash dividends per common share	$0.18	$0.18	$0.17	$0.36	$0.34

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

Page-26

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

The contractual amount of loan commitments and standby letters of credit not reflected on the consolidated statements of condition was $271.2 million at June 30, 2013 at rates ranging from 1.70% to 18.00%. This amount included $159.4 million under commercial lines of credit (these commitments are contingent upon customers maintaining specific credit standards), $82.7 million under revolving home equity lines, $5.5 million under undisbursed construction loans, $13.4 million under standby letters of credit, and a remaining $10.1 million under personal and other lines of credit. We have set aside an allowance for losses in the amount of $542 thousand for these commitments as of June 30, 2013, which is recorded in interest payable and other liabilities on the consolidated statements of condition.

Operating Leases

We rent certain premises and equipment under long-term, non-cancelable operating leases expiring at various dates through the year 2024. Most of the leases contain certain renewal options and escalation clauses. At June 30, 2013, the approximate minimum future commitments payable under non-cancelable contracts for leased premises are as follows:

(in thousands)	2013	2014	2015	2016	2017	Thereafter	Total
Operating leases	$1,461	$2,806	$2,881	$2,964	$2,986	$12,109	$25,207

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

Our credit exposure, if any, on interest rate swaps is limited to the favorable value (net of any collateral pledged to us) and interest payments of all swaps by each counterparty. Conversely, when an interest rate swap is in a liability position exceeding a certain threshold, we may be required to post collateral to the counterparty in an amount determined by the agreements (generally when our derivative liability position is greater than $100 thousand or $1.3 million, depending upon the counterparty). Collateral levels are monitored and adjusted on a regular basis for changes in interest rate swap values. As of June 30, 2013, seven of our ten derivative instruments are currently in a liability position totaling $3.3 million and have collateral requirements, for which we have posted cash collateral of $5.6 million.

As of June 30, 2013, we have ten interest rate swap agreements, which are scheduled to mature in September 2018, April 2019, June 2020, August 2020, June 2022, June 2031, October 2031, July 2032, August 2037 and October 2037. All of our derivatives are accounted for as fair value hedges. Our interest rate swaps are settled monthly with counterparties. Accrued interest on the swaps totaled $69 thousand and $75 thousand as of June 30, 2013 and December 31, 2012, respectively. Information on our derivatives follows:

Page-28

	Asset derivatives		Liability derivatives
(in thousands; 2013 unaudited)	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012
Fair value hedges:
Interest rate contracts notional amount	$10,731	$4,932	$31,200	$38,156
Interest rate contracts fair value[1]	$634	$1	$3,270	$5,240

	Three months ended
(in thousands; unaudited)	June 30, 2013	March 31, 2013	June 30, 2012
Increase (decrease) in value of designated interest rate swaps recognized in interest income	$1,956	$647	$(931)
Payment on interest rate swaps recorded in interest income	(359)	(358)	(316)
(Decrease) increase in value of hedged loans recognized in interest income	(2,095)	(692)	989
(Decrease) increase in value of yield maintenance agreement recognized against interest income	(18)	(18)	271
Net (loss) gain on derivatives recognized against interest income [2]	$(516)	$(421)	$13

	Six months ended
(in thousands; unaudited)	June 30, 2013	June 30, 2012
Increase (decrease) in value of designated interest rate swaps recognized in interest income	$2,603	$(357)
Payment on interest rate swaps recorded in interest income	(717)	(634)
(Decrease) increase in value of hedged loans recognized in interest income	(2,787)	360
(Decrease) increase in value of yield maintenance agreement recognized against interest income	(36)	204
Net loss on derivatives recognized against interest income [2]	$(937)	$(427)

1 See Note 4 for valuation methodology.
2 Includes hedge ineffectiveness of $(157) thousand, $(63) thousand and $329 thousand for the quarters ended June 30, 2013, March 31, 2013 and June 30, 2012, respectively. Ineffectiveness of $(220) thousand and $207 thousand was recorded in interest income during the six months ended June 30, 2013 and June 30, 2012, respectively. Changes in value of swaps were included in the assessment of hedge effectiveness.

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

Information on financial instruments that are eligible for offset in the consolidated statements of condition follows:

Offsetting of Financial Assets and Derivative Assets

(in thousands; 2013 unaudited)				Gross Amounts Not Offset in the Statements of Condition
		Gross Amounts	Net Amounts
	Gross Amounts	Offset in the	of Assets Presented
	of Recognized	Statements of	in the Statements	Financial	Cash Collateral
	Assets[1]	Condition	of Condition[1]	Instruments	Received	Net Amount
As of June 30, 2013
Derivatives by Counterparty
Counterparty A	$634	$—	$634	$(634)	$—	$—
Counterparty B	—	—	—	—	—	—
Total	$634	$—	$634	$(634)	$—	$—

As of December 31, 2012
Derivatives by Counterparty
Counterparty A	$1	$—	$1	$(1)	$—	$—
Counterparty B	—	—	—	—	—	—
Total	$1	$—	$1	$(1)	$—	$—
1 Amounts exclude accrued interest totaling $7 thousand and $1 thousand at June 30, 2013 and December 31, 2012, respectively.

Offsetting of Financial Liabilities and Derivative Liabilities

(in thousands; 2013 unaudited)				Gross Amounts Not Offset in the Statements of Condition
		Gross Amounts	Net Amounts of
	Gross Amounts	Offset in the	Liabilities Presented
	of Recognized	Statements of	in the Statements of	Financial	Cash Collateral
	Liabilities[2]	Condition	Condition[2]	Instruments	Pledged	Net Amount
As of June 30, 2013
Derivatives by Counterparty
Counterparty A	$1,296	$—	$1,296	$(634)	$(662)	$—
Counterparty B	1,974	—	1,974	—	(1,974)	—
Total	$3,270	$—	$3,270	$(634)	$(2,636)	$—

As of December 31, 2012
Derivatives by Counterparty
Counterparty A	$2,616	$—	$2,616	$(1)	$(1,860)	$755
Counterparty B	2,624	—	2,624	—	(2,624)	—
Total	$5,240	$—	$5,240	$(1)	$(4,484)	$755

2 Amounts exclude accrued interest totaling $62 thousand and $74 thousand at June 30, 2013 and December 31, 2012, respectively.

Page-30

ITEM 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

In the following pages, Management discusses its analysis of the financial condition and results of operations for the second quarter of 2013 compared to the second quarter of 2012 and to the first quarter of 2013, as well as the six months ended June 30, 2013 compared to the same period in 2012. This discussion should be read in conjunction with the related consolidated financial statements in this Form 10-Q and with the audited consolidated financial statements and accompanying notes included in our 2012 Annual Report on Form 10-K. Average balances, including balances used in calculating certain financial ratios, are generally comprised of average daily balances.

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

The events or factors that could cause results or performance to materially differ from those expressed in the forward-looking statements concerning the NorCal acquisition include:

•	lower than expected consolidated revenues for us;

•	higher than expected acquisition related costs;

•	losses of deposit and loan customers resulting from the acquisition;

•	greater than expected operating costs and/or loan losses;

•	significant increases in competition;

•	unexpected difficulties or delays in obtaining regulatory approvals for the acquisition;

•	the inability to achieve expected cost savings from the acquisition, or the inability to achieve those savings as soon as expected; and

•	unexpected costs and difficulties in adapting to technological changes and integrating systems.

These and other important factors are detailed in the Risk Factors section of this Form 10-Q and in the Risk Factors section of our 2012 Form 10-K as filed with the SEC, copies of which are available from us at no charge. Forward-looking statements speak only as of the date they are made. We do not undertake to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made or to reflect the occurrence of unanticipated events.

Page-31

RESULTS OF OPERATIONS

Highlights of the financial results are presented in the following table:

	For the three months ended			For the six months ended
(dollars in thousands, except per share data; unaudited)	June 30, 2013	March 31, 2013	June 30, 2012	June 30, 2013	June 30, 2012
For the period:
Net income	$3,055	$4,866	$4,951	$7,921	$9,891
Net income per share
Basic	$0.56	$0.90	$0.93	$1.47	$1.86
Diluted	$0.55	$0.89	$0.91	$1.44	$1.82
Return on average equity	7.72%	12.76%	14.01%	10.19%	14.20%
Return on average assets	0.86%	1.38%	1.39%	1.12%	1.40%
Common stock dividend payout ratio	32.06%	19.96%	18.28%	24.63%	18.28%
Average shareholders’ equity to average total assets	11.20%	10.83%	9.96%	11.02%	9.87%
Efficiency ratio	64.12%	57.36%	53.56%	60.67%	54.26%
Tax equivalent net interest margin	4.30%	4.48%	4.94%	4.39%	4.96%

At period end:
Book value per common share	$29.10	$28.88	$26.92
Total assets	$1,428,518	$1,427,022	$1,407,000
Total loans	$1,091,482	$1,071,835	$1,025,194
Total deposits	$1,224,437	$1,231,551	$1,230,717
Loan-to-deposit ratio	89.1%	87.0%	83.3%
Total risk based capital ratio - Bancorp	14.0%	14.0%	13.9%

Executive Summary

On July 1, 2013, we entered into a definitive agreement to acquire NorCal Community Bancorp, parent company of Bank of Alameda. Bank of Alameda has four branch offices serving Alameda, Emeryville, and Oakland, and had assets of $263.7 million, total deposits of $229.6 million, and total loans of $178.0 million as of June 30, 2013. The transaction is expected to be completed in the fourth quarter of 2013 and is subject to a number of conditions, including regulatory approvals and approval of NorCal Community Bancorp's shareholders. For more information concerning such transaction, please see the Form 8-K Reports filed by Bancorp with the Securities and Exchange Commission on July 1 and July 5, 2013. For other important factors regarding the Norcal acquisition, please see the Forward Looking Statements and Risk Factors sections of this Form 10-Q.

Earnings totaled $3.1 million for the second quarter of 2013, compared to $4.9 million in the first quarter of 2013 and $5.0 million in the second quarter of 2012. Diluted earnings per share totaled $0.55 in the second quarter of 2013, compared to $0.89 in the prior quarter and $0.91 in the same quarter last year. For the six-month period ended June 30, 2013, earnings totaled $7.9 million compared to $9.9 million in the same period a year ago. Diluted earnings per share for the six-month period ended June 30, 2013 totaled $1.44 compared to $1.82 in the same period a year ago.

The provision for loan losses totaled $1.1 million in the second quarter of 2013, compared to a reversal of the provision for loan losses of $230 thousand in the prior quarter and a provision for loan losses of $100 thousand in the same quarter a year ago. The provision for loan losses in the second quarter of 2013 primarily relates to a new specific reserve of $1.2 million established on a non-performing land development loan. The loan went into non-accrual status in the second quarter of 2013, which prompted an updated appraisal and the specific reserve. Management does not believe this individual land development loan is indicative of a decline in credit quality of our loan portfolio.

Gross loans totaled $1.1 billion at June 30, 2013, up $17.5 million or 1.6% when compared to December 31, 2012. The current competitive banking environment continues to be a challenge for community banks. Loan fundings in the first half of 2013 totaled $116.8 million, offset by payoffs/pay-downs of $98.6 million. Non-accrual loans totaled $18.5 million, or 1.69% of the total loan portfolio at June 30, 2013, compared to $17.7 million or 1.64% at December 31,

Page-32

2012. The change in non-accrual loans primarily reflects the delinquent land development loan of $4.8 million mentioned above that was transfered to non-accrual status during the second quarter of 2013. The allowance for loan losses increased to 1.32% of loans at June 30, 2013, compared to 1.27% at December 31, 2012.

Deposits totaled $1.2 billion at June 30, 2013 compared to $1.3 billion at December 31, 2012. Non-interest bearing deposits totaled 40.7% of total deposits at June 30, 2013, compared to 31.1% at December 31, 2012. The increase in non-interest bearing deposits is primarily due to a strategic product change which discontinued interest on one type of consumer account in early 2013. This resulted in a reclassification of the accounts from interest-bearing to non-interest bearing with the account balances totaling $82.6 million at June 30, 2013.

The total risk-based capital ratio for Bancorp totaled 14.0% at June 30, 2013, up from 13.7% at December 31, 2012, due to accumulation of undistributed earnings and continues to be well above regulatory requirements for a well-capitalized institution. The total risk-based capital ratio is expected to decline when the pending NorCal acquisition is completed. However, we expect to remain well-capitalized under the current minimum requirements for capital adequacy, as well as under the new Basel III rules.

Net interest income totaled $14.3 million in the second quarter of 2013 compared to $14.8 million in the prior quarter and $16.3 million in the same quarter a year ago. The tax-equivalent net interest margin was 4.30% in the second quarter of 2013 compared to 4.48% in the prior quarter and 4.94% in the same quarter a year ago. The net interest income decrease in the second quarter of 2013 compared to the prior quarter primarily relates to $177 thousand in accelerated amortization on an early redemption of a municipal security in the second quarter of 2013 and a lower level of gains on pay-offs of purchased credit-impaired ("PCI") loans. The decrease in net interest income in the second quarter of 2013 compared to the same quarter a year ago primarily relates to rate concessions and downward repricing on existing loans, new loans yielding lower rates and a lower level of accretion on loans acquired from the Federal Deposit Insurance Corporation in 2011 in connection with the closure of Charter Oak Bank.

Non-interest income in the second quarter of 2013 totaled $1.9 million, compared to $2.1 million in the prior quarter and $1.8 million in the same quarter a year ago. The decrease in the second quarter of 2013 compared to the prior quarter primarily relates to a $223 thousand BOLI death benefit realized in the first quarter of 2013. The increase in the second quarter of 2013 compared to the same quarter a year ago primarily relates to higher Wealth Management and Trust Services fees and higher dividend income from the Federal Home Loan Bank of San Francisco.

Non-interest expense totaled $10.4 million in the second quarter of 2013, compared to $9.7 million in both the prior quarter and the same quarter a year ago. The increase compared to the prior quarter and the same quarter a year ago primarily relates to higher acquisition-related professional expenses and higher staffing costs as the Bank continues to grow. The increase in non-interest expense from the prior quarter also reflects higher data processing charges due to technological upgrades. We expect to continue to incur acquisition-related professional expenses in the next half of 2013. If the NorCal acquisition closes as expected in the fourth quarter of 2013, we anticipate to incur significant system integration and personnel costs in the beginning of 2014.

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

Page-33

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

Acquired Loans

From time to time, we acquire loans thorough business acquisitions. Acquired loans are recorded at their estimated fair values at acquisition date in accordance with ASC 805 Business Combinations, factoring in credit losses expected to be incurred over the life of the loan. Accordingly, an allowance for loan losses is not carried over or recorded for acquired loans as of the acquisition date.

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

Page-34

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

For purposes of accounting for the PCI loans associated with the closure of Charter Oak Bank, we elected not to apply the pooling method but to account for these loans individually. Disposals of loans, which may include sales of loans to third parties, receipt of payments in full by the borrower, or foreclosure of the collateral, result in removal of the loan from the PCI loan portfolio at its carrying amount.

If we have probable and significant increases in cash flows expected to be collected on PCI loans, we first reverse any previously established allowance for loan loss and then increase interest income as a prospective yield adjustment over the remaining life of the loans. The impact of changes in variable interest rates is recognized prospectively as adjustments to interest income. All PCI loans that were classified as non-accrual loans prior to the acquisition were no longer classified as non-accrual because we believed that we would fully collect the new carrying value of these loans at acquisition. Subsequent to the acquisition, specific allowances are allocated to PCI loans that have experienced credit deterioration through an increase to the allowance for loan losses. The amount of cash flows expected to be collected and, accordingly, the adequacy of the allowance for loan losses are particularly sensitive to changes in loan credit quality. When there is doubt as to the timing and amount of future cash flows to be collected, PCI loans are classified as non-accrual loans. It is important to note that judgment is required to classify PCI loans as performing or non-accrual, and is dependent on having a reasonable expectation about the timing and amount of cash flows expected to be collected.

For acquired loans not considered PCI loans, we recognize the entire fair value discount accretion based on the acquired loan's contractual cash flows using an effective interest rate method for term loans, and on a straight line basis to interest income for revolving lines, as the timing and amount of cash flows under revolving lines are not predictable. Subsequent to Acquisition, if the probable and estimable losses for non-PCI loans exceed the amount of the remaining unaccreted discount, the excess is established as an allowance for loan losses.

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

Page-35

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

Page-36

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

Average Statements of Condition and Analysis of Net Interest Income

	Three months ended			Three months ended			Three months ended
	June 30, 2013			March 31, 2013			June 30, 2012
		Interest			Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands; unaudited)	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Interest-bearing due from banks [1]	$4,485	$3	0.26%	$5,710	$8	0.56%	$70,003	$56	0.32%
Investment securities [2,3]	266,774	1,452	2.18%	284,429	1,780	2.50%	230,609	1,750	3.04%
Loans [1,3,4]	1,070,333	13,537	5.00%	1,062,957	13,808	5.20%	1,028,761	15,466	5.95%
Total interest-earning assets [1]	1,341,592	14,992	4.42%	1,353,096	15,596	4.61%	1,329,373	17,272	5.14%
Cash and non-interest-bearing due from banks	27,331			28,250			53,269
Bank premises and equipment, net	9,313			9,425			9,136
Interest receivable and other assets, net	38,981			37,892			35,813
Total assets	$1,417,217			$1,428,663			$1,427,591
Liabilities and Stockholders' Equity
Interest-bearing transaction accounts	$83,285	$12	0.06%	$129,379	$11	0.03%	$147,463	$45	0.12%
Savings accounts	95,083	8	0.03%	96,561	8	0.03%	85,118	24	0.11%
Money market accounts	410,823	95	0.09%	432,154	99	0.09%	431,625	180	0.17%
CDARS® time accounts	5,194	2	0.15%	12,866	5	0.16%	28,045	21	0.30%
Other time accounts	136,759	224	0.66%	140,254	232	0.67%	142,189	269	0.76%
Overnight borrowing [1]	12,785	5	0.15%	3,513	2	0.23%	—	—	—%
FHLB fixed-rate advances	15,000	79	2.07%	15,000	77	2.07%	15,000	78	2.07%
Subordinated debenture [1]	—	—	—%	—	—	—%	5,000	39	3.09%
Total interest-bearing liabilities	758,929	425	0.22%	829,727	434	0.21%	854,440	656	0.31%
Demand accounts	486,410			429,335			417,354
Interest payable and other liabilities	13,092			14,892			13,646
Stockholders' equity	158,786			154,709			142,151
Total liabilities & stockholders' equity	$1,417,217			$1,428,663			$1,427,591
Tax-equivalent net interest income/margin [1]		$14,567	4.30%		$15,162	4.48%		$16,616	4.94%
Reported net interest income/margin [1]		$14,305	4.21%		$14,796	4.37%		$16,281	4.85%
Tax-equivalent net interest rate spread			4.20%			4.40%			4.83%

Page-37

	Six months ended				Six months ended
	June 30, 2013				June 30, 2012
		Interest				Interest
	Average	Income/	Yield/		Average	Income/	Yield/
(Dollars in thousands; unaudited)	Balance	Expense	Rate		Balance	Expense	Rate
Assets
Interest-bearing due from banks [1]	$5,094	$11	0.43%		$78,552	$106	0.27%
Investment securities [2,3]	275,553	3,236	2.35%		214,426	3,472	3.24%
Loans [1,3,4]	1,066,665	27,346	5.10%		1,028,667	30,939	5.95%
Total interest-earning assets [1]	1,347,312	30,593	4.52%		1,321,645	34,517	5.17%
Cash and non-interest-bearing due from banks	27,788				52,640
Bank premises and equipment, net	9,369				9,260
Interest receivable and other assets, net	38,440				35,310
Total assets	$1,422,909				1,418,855
Liabilities and Stockholders' Equity
Interest-bearing transaction accounts	$106,205	$23	0.04%		$145,311	$89	0.12%
Savings accounts	95,818	16	0.03%		81,974	46	0.11%
Money market accounts	421,430	194	0.09%		433,979	363	0.17%
CDARS® time accounts	9,009	7	0.16%		34,068	53	0.31%
Other time accounts	138,496	456	0.66%		145,709	573	0.79%
Overnight borrowing [1]	8,175	7	0.17%		—	—	—%
FHLB fixed-rate advances	15,000	156	2.07%		17,418	185	2.10%	[5]
Subordinated debenture [1]	—	—	—%	[6]	5,000	79	3.13%
Total interest-bearing liabilities	794,133	859	0.22%		863,459	1,388	0.32%
Demand accounts	458,030				401,063
Interest payable and other liabilities	13,987				14,230
Stockholders' equity	156,759				140,103
Total liabilities & stockholders' equity	$1,422,909				$1,418,855
Tax-equivalent net interest income/margin [1]		29,734	4.39%			33,129	4.96%
Reported net interest income/margin [1]		29,101	4.30%			32,482	4.86%
Tax-equivalent net interest rate spread			4.30%				4.85%

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

Second Quarter of 2013 Compared to First Quarter of 2013

The tax-equivalent net interest margin was 4.30% in the second quarter of 2013, compared to 4.48% in the prior quarter.  The decrease of eighteen basis points was primarily due to accelerated amortization on an early redemption of a municipal security in the second quarter of 2013 and a lower level of accretion and gains on pay-offs of purchased loans. In addition, rate concessions and downward repricing on existing loans, as well as new loans yielding lower rates continue to negatively impact the loan yield. The decreases were partially offset by a shift in the mix of interest-earning assets from lower-yielding investment securities towards higher-yielding loans. The net interest spread decreased twenty basis points over the same period for the same reasons.

The average yield on interest-earning assets decreased nineteen basis points in the second quarter of 2013 compared to the first quarter of 2013 due to the reasons listed above. The loan portfolio as a percentage of average interest-earning assets was 80% and 79% for the second quarter of 2013 and the first quarter of 2013, respectively. Total average interest-earning assets decreased $11.5 million, or 0.9%, in the second quarter of 2013, compared to the first quarter of 2013.

Page-38

Market interest rates are, in part, based on the target Federal funds interest rate (the interest rate banks charge each other for short-term borrowings) implemented by the Federal Reserve Open Market Committee ("FOMC"). In December of 2008, the target interest rate reached a historic low with a range of 0% to 0.25% where it remains as of June 30, 2013. Other monetary policy measures taken by the Federal Reserve, including quantitative easing, also impact the interest rate environment. In September of 2012, the Federal Reserve announced a third round of quantitative easing. At the FOMC meeting in June of 2013, members continued their pledge to keep the target range for the federal funds rate at 0% to 0.25% and currently anticipate that this exceptionally low range for the Federal funds rate will be appropriate at least as long as the unemployment rate remains above 6.5%. The combination of this low interest rate environment and the fierce market competition on loan pricing continue to apply downward rate pressure on our loan portfolio.

Second Quarter of 2013 Compared to Second Quarter of 2012

The tax-equivalent net interest margin was 4.30% in the second quarter of 2013, compared to 4.94% in the same quarter last year.  The decrease of sixty-four basis points was primarily due to rate concessions and downward repricing on existing loans, new loans yielding lower rates, and a lower level of accretion and gains on pay-offs of purchased loans. These decreases were partially offset by a shift in the mix of interest-earning assets from lower-yielding interest-bearing due from banks towards higher-yielding loans and securities, as well as the downward repricing of deposits. The net interest spread decreased sixty-three basis points over the same period for the same reasons.

The average yield on interest-earning assets decreased seventy-two basis points in the second quarter of 2013 compared to the second quarter of 2012 due to the reasons listed above. The loan portfolio as a percentage of average interest-earning assets was 80% and 77% for the second quarter of 2013 and the second quarter of 2012, respectively. Total average interest-earning assets increased $12.2 million, or 0.9%, in the second quarter of 2013, compared to the second quarter of 2012.

The average rate on interest-bearing liabilities decreased nine basis points in the second quarter of 2013 compared to the same period a year ago, primarily due to lower offered deposit rates.

Six Months 2013 Compared to Six Months 2012

The tax-equivalent net interest margin was 4.39% in the first six months of 2013, compared to 4.96% in the same period last year.  The decrease of fifty-seven basis points was primarily due to rate concessions and downward repricing on existing loans, new loans yielding lower rates, and a lower level of accretion and gains on pay-offs of purchased loans. These decreases were partially offset by a shift in the mix of interest-earning assets from lower-yielding interest-bearing due from banks towards higher-yielding loans and securities, as well as the downward repricing of deposits. The net interest spread decreased fifty-five basis points over the same period for the same reasons.

The average yield on interest-earning assets decreased sixty-five basis points in the first six months of 2013 compared to the first six months of 2012 due to the reasons listed above. The loan portfolio as a percentage of average interest-earning assets was 79% and 78% for for the six months ended June 30, 2013 and 2012, respectively. Total average interest-earning assets increased $25.7 million, or 1.9%, in the first six months of 2013 compared to the first six months of 2012.

The average rate on interest-bearing liabilities decreased ten basis points in the first six months of 2013 compared to the same period a year ago, primarily due to lower offered deposit rates.

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

The provision for loan losses totaled $1.1 million in the second quarter of 2013, compared to a reversal of the provision for loan losses of $230 thousand in the prior quarter and a provision for loan losses of $100 thousand in the same quarter a year ago. The $1.1 million provision for loan losses in the second quarter of 2013 primarily relates to a land development loan of $4.8 million that went onto non-accrual status during the second quarter when the property fell out of escrow and the interest reserve was depleted. Since the loan matured and could not be paid off by the failed sale, an appraisal was ordered in April. The appraisal indicated a decline in the collateral value resulting in a $1.2 million specific reserve on this loan. This property has gone back into escrow in July 2013, which does not guarantee a final sale. Reflecting the specific reserve established on this land development loan, the allowance for loan losses increased to 1.32% of loans at June 30, 2013, from 1.25% at March 31, 2013 and 1.27% at December 31, 2012.

The non-performing loans totaled $18.5 million, or 1.69% of Bancorp's loan portfolio at June 30, 2013, compared to $15.3 million, or 1.43% at March 31, 2013 and $17.7 million, or 1.64% at December 31, 2012. The increase in non-performing loans from the prior quarter primarily relates to the land development loan of $4.8 million mentioned above that went onto non-accrual status during the quarter.

Impaired loan balances totaled $29.6 million at June 30, 2013, compared to $27.2 million at March 31, 2013 and $30.3 million at December 31, 2012, with specific valuation allowances of $3.1 million, $1.9 million and $2.4 million, respectively. Classified loans, which have regulatory risk grades of "substandard" or "doubtful", decreased to $27.6 million at June 30, 2013, from $31.1 million at March 31, 2013 and $36.9 million at December 31, 2012.

Net charge-offs in the second quarter of 2013 totaled $177 thousand, compared to net recoveries of $3 thousand in the prior quarter and net charge-offs of $187 thousand in the second quarter of 2012. The percentage of net charge-offs to average loans was 0.02% in the second quarter of 2013, compared to zero in the first quarter of 2013 and 0.02% in the second quarter of 2012.

Page-40

Non-interest Income

The table below details the components of non-interest income.

				June 30, 2013		June 30, 2013
				compared to		compared to
				March 31, 2013		June 30, 2012
	Three months ended			Amount	Percent	Amount	Percent
(dollars in thousands; unaudited)	June 30, 2013	March 31, 2013	June 30, 2012	Increase (Decrease)	Increase (Decrease)	Increase (Decrease)	Increase (Decrease)
Service charges on deposit accounts	$515	$521	$549	$(6)	(1.2)%	$(34)	(6.2)%
Wealth Management and Trust Services	539	547	488	(8)	(1.5)%	51	10.5%
Debit card interchange fees	280	252	259	28	11.1%	21	8.1%
Merchant interchange fees	222	205	186	17	8.3%	36	19.4%
Earnings on Bank-owned life insurance	186	401	192	(215)	(53.6)%	(6)	(3.1)%
Other income	202	180	126	22	12.2%	76	60.3%
Total non-interest income	$1,944	$2,106	$1,800	$(162)	(7.7)%	$144	8.0%

	Six months ended		Amount	Percent
(dollars in thousands; unaudited)	June 30, 2013	June 30, 2012	Increase (Decrease)	Increase (Decrease)
Service charges on deposit accounts	$1,036	$1,073	$(37)	(3.4)%
Wealth Management and Trust Services	1,086	944	142	15.0%
Debit card interchange fees	532	493	39	7.9%
Merchant interchange fees	427	379	48	12.7%
Earnings on Bank-owned life insurance	587	380	207	54.5%
Other income	382	226	156	69.0%
Total non-interest income	$4,050	$3,495	$555	15.9%

The increase in Wealth Management and Trust Services (WMTS) income in both the three-month and six-month periods ended June 30, 2013 compared to the same periods last year is due to the acquisition of new assets and market value appreciation of existing assets under management. WMTS income decreased slightly compared to the prior quarter due to the absence of non-recurring extraordinary fees earned for estate and probate administration services performed in the first quarter. Assets under management totaled approximately $298.1 million at June 30, 2013, $304.4 million at March 31, 2013 and $279.1 million at June 30, 2012.

Debit card interchange fees in the second quarter of 2013 increased when compared to the prior quarter and the same quarter in 2012 primarily due to an increase in the volume of debit card usage. Debit card interchange fees also increased in the six months ended June 30, 2013 when compared to the same period last year for the same reason.

Merchant interchange fees increased in the second quarter of 2013 when compared to the prior quarter due to higher merchant sales volume. The increase when compared to the same quarter a year ago is due to higher merchant sales

Page-41

volume, as well as the addition of a new vendor. Merchant interchange fees also increased in the first six months of 2013 when compared to the first six months of 2012 for the same reasons.

Bank-owned life insurance (“BOLI”) income decreased when compared to the prior quarter due to a $223 thousand death benefit realized on the death of an insured employee in the first quarter of 2013. The increase in BOLI income for the first six months of 2013 when compared to the same period in 2012 is due to the same reason.

Other income increased for the three months ended June 30, 2013 when compared to the previous quarter and the same quarter a year ago, primarily due to higher dividend income from the FHLB and higher credit card referral fees and interchange. The increase in other income when comparing the first six months of 2013 to the first six months of 2012 is primarily due to higher dividend income from the FHLB, a loss on sale of investments in the first quarter of 2012 of $38 thousand that did not recur and higher credit card referral fees and interchange.

Page-42

Non-interest Expense

The table below details the components of non-interest expense.

				June 30, 2013		June 30, 2013
				compared to		compared to
				March 31, 2013		June 30, 2012
	Three months ended			Amount	Percent	Amount	Percent
(dollars in thousands; unaudited)	June 30, 2013	March 31, 2013	June 30, 2012	Increase (Decrease)	Increase (Decrease)	Increase (Decrease)	Increase (Decrease)
Salaries and related benefits	$5,430	$5,298	$5,314	$132	2.5%	$116	2.2%
Occupancy and equipment	1,052	1,073	1,056	(21)	(2.0)%	(4)	(0.4)%
Depreciation and amortization	353	336	341	17	5.1%	12	3.5%
Federal Deposit Insurance Corporation	223	214	218	9	4.2%	5	2.3%
Data processing	696	549	660	147	26.8%	36	5.5%
Professional services	814	527	516	287	54.5%	298	57.8%
Other non-interest expense
Advertising	114	117	129	(3)	(2.6)%	(15)	(11.6)%
Other expense	1,737	1,581	1,451	156	9.9%	286	19.7%
Total other non-interest expense	1,851	1,698	1,580	153	9.0%	271	17.2%
Total non-interest expense	$10,419	$9,695	$9,685	$724	7.5%	$734	7.6%

	Six months ended		Amount	Percent
(dollars in thousands; unaudited)	June 30, 2013	June 30, 2012	Increase (Decrease)	Increase (Decrease)
Salaries and related benefits	$10,728	$10,918	$(190)	(1.7)%
Occupancy and equipment	2,125	2,043	82	4.0%
Depreciation and amortization	689	682	7	1.0%
Federal Deposit Insurance Corporation	437	451	(14)	(3.1)%
Data processing	1,245	1,266	(21)	(1.7)%
Professional services	1,341	1,101	240	21.8%
Other non-interest expense
Advertising	232	244	(12)	(4.9)%
Other expense	3,317	2,815	502	17.8%
Total other non-interest expense	3,549	3,059	490	16.0%
Total non-interest expense	20,114	19,520	594	3.0%

Page-43

Salary and benefit expenses increased when comparing the second quarter of 2013 to the prior quarter mainly due to higher salaries including annual merit increases and additional full-time equivalent ("FTE") staff. The increase in the second quarter of 2013 when compared to the same quarter in 2012 is primarily due to higher salaries and associated payroll taxes, offset by higher capitalized and deferred loan origination costs, as a result of revised standard loan origination costs effective January 1, 2013. The decrease in salaries and benefits in the first six months of 2013 compared to the same period in 2012 is primarily attributable to higher salaries and associated payroll taxes, which were more than offset by higher capitalized and deferred loan origination costs, resulting from the revision of standard loan origination costs mentioned above.

The increase in data processing expenses when compared to the previous quarter primarily reflects charges for technological upgrades. The increase when compared to the same quarter a year ago reflects technological upgrades, partially offset by savings from the re-negotiation and execution of a new contract with our current data processing vendor that resulted in a reduction of our ongoing data processing expenses effective July 1, 2012. Data processing expenses for the first six months of 2013 decreased when compared to the first six months of 2012 due to the contract re-negotiation discussed above.

Professional service expenses increased when compared to all presented periods. The increases are primarily due to legal fees related to the NorCal acquisition, other professional fees for compliance and regulatory consulting and higher accounting fees relating to internal audit services in the current period.

Other expenses in the second quarter of 2013 increased when compared to the prior quarter and the second quarter of 2012. The increase when compared to the prior quarter is primarily due to employee recruitment fees. The increase in other expenses compared to the same quarter last year primarily reflected the recruitment fees mentioned above, as well as higher provision for losses on off-balance sheet commitments, director expenses and loan servicing, and appraisal expenses. Other expenses in the first six months of 2013 increased when compared to the same period a year ago due to higher provision for losses on off-balance sheet commitments, recruitment fees, promotion and development expenses, and director expenses.

Provision for Income Taxes

The provision for income taxes for the second quarter of 2013 is $1.7 million at an effective tax rate of 35.4%, compared to $2.6 million at an effective tax rate of 34.6% in the previous quarter and $3.3 million at an effective tax rate of 40.3% in the same quarter last year. The provision for income taxes for the first half of 2013 is $4.2 million at an effective tax rate of 34.9%, compared to $6.5 million at an effective tax rate of 39.5% for the first half of 2012. These provisions reflect accruals for taxes at the applicable rates for federal income tax and California franchise tax based upon pre-tax income, and adjusted for the effects of all permanent differences between income for tax and financial reporting purposes (such as earnings on qualified municipal securities, BOLI and certain tax-exempt loans). Therefore, there are normal fluctuations in the effective rate from period to period based on the relationship of net permanent differences to income before tax.

Bancorp and the Bank have entered into a tax allocation agreement which provides that income taxes shall be allocated between the parties on a separate entity basis. The intent of this agreement is that each member of the consolidated group will incur no greater tax liability than it would have incurred on a stand-alone basis.

We file a consolidated return in the U.S. Federal tax jurisdiction and a combined return in the State of California tax jurisdiction. We are no longer subject to tax examinations by taxing authorities for years beginning before 2010 for U.S. Federal or before 2009 for California. There were no federal income tax examinations at the issuance of this report.

The State of California is currently examining 2011 and 2012 corporate income tax returns. At the time of issuance of this quarterly report, no adjustments have been proposed by the California Franchise Tax Board in connection with the examination thus far. Although timing of the resolution or closure of the examination is highly uncertain, we do not believe that our unrecognized tax benefits would materially change in the next 12 months.

Page-44

FINANCIAL CONDITION

Summary

During the first half of 2013, total assets decreased $6.2 million to $1.4 billion.  The decrease in assets primarily reflects a decrease in investment securities, partially offset by an increase in net loans. Our investment securities portfolio decreased $32.0 million in the first six months of 2013, primarily due to $19.7 million of pay-downs and $7.6 million of called securities. Two available-for-sale privately issued CMO securities totaling $1.1 million were sold in the first six months of 2013. Investment securities in our portfolio that may be backed by mortgages having sub-prime or Alt-A features (certain privately issued CMOs) represent 5.8% of our total investment portfolio at June 30, 2013, compared to 6.4% at December 31, 2012.

We had a relatively strong level of loan originations this year that was partially offset by early pay-offs and refinancing activity, in line with current market pressure and strong competition for quality loans, as well as maturities and our successful resolution of problem loans. The following table presents the composition of our loans outstanding by class:

Loans Outstanding (Dollars in thousands; June 30, 2013 unaudited)	June 30, 2013	December 31, 2012
Commercial and industrial	$170,443	$176,431
Real estate
Commercial owner-occupied	206,191	196,406
Commercial investor-owned	535,260	509,006
Construction	27,728	30,665
Home equity	90,296	93,237
Other residential [1]	43,290	49,432
Installment and other consumer loans	18,274	18,775
Total loans	1,091,482	1,073,952
Allowance for loan losses	(14,357)	(13,661)
Total net loans	$1,077,125	$1,060,291

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

During the first six months of 2013, total liabilities decreased $12.8 million to $1.3 billion. The decrease in total liabilities is primarily due to a decrease in deposits, partially offset by an increase in FHLB overnight borrowings. The lower level of deposits primarily reflects a decline in most deposit categories, except for non-interest bearing deposits and saving accounts. Non-interest bearing deposits increased $108.9 million to $498.6 million at June 30, 2013. The increase in non-interest bearing deposits in the first half of 2013 is primarily due to a strategic product change which discontinued interest on one type of consumer account in the first quarter of 2013. This resulted in a reclassification of the accounts from interest-bearing transaction to non-interest bearing accounts, with the affected balances totaling $82.6 million at June 30, 2013. Non-interest bearing deposits comprised 40.7% of total deposits at June 30, 2013, compared to 31.1% at December 31, 2012.

Page-45

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

Capital ratios are reviewed by Management on a regular basis to ensure that capital exceeds the prescribed regulatory minimums and is adequate to meet our anticipated future needs.  For all periods presented, the Bank’s ratios exceed the regulatory definition of “well capitalized” under the regulatory framework for prompt corrective action and Bancorp’s ratios exceed the required minimum ratios for capital adequacy purposes. In addition, we expect the ratios will continue to meet the minimum requirements for capital adequacy purposes factoring in the pending NorCal acquisition, as discussed in Note 3 to the consolidated financial statements in this form 10-Q.

In December 2010, the Basel Committee on Bank Supervision finalized a set of international guidelines for determining regulatory capital known as “Basel III.” These guidelines were developed to address many of the perceived weaknesses in the banking industry that contributed to the past financial crisis, including excessive leverage, inadequate and low quality capital and insufficient liquidity buffers. In July 2013, the Board of Governors of the Federal Reserve, the FDIC and the Office of the Comptroller, finalized a rule to implement Basel III. The rule is subject to a phase in period beginning January 2015, and all changes should be implemented by January 2019. The guidelines, among other things, increase minimum capital requirements of bank holding companies, including increasing the Tier 1 capital to risk-weighted assets ratio to 6%, introducing a new requirement to maintain a minimum ratio of common equity Tier 1 capital to risk-weighted assets of 4.5%, and in 2019, when fully phased in, a capital conservation buffer of an additional 2.5% of risk weighted assets. In addition, there have been several updates to the way risk weighted assets are assessed. The three changes that will affect the Bank most significantly are: the movement of past due exposures from 100% to 150% risk weight; the movement of off-balance sheet items with an original maturity of one year or less from 0% to 20% risk weight; and the risk weighting of mortgage-backed securities using the gross-up approach instead of the ratings based approach. We have modeled our ratios under the finalized rules and we do not expect that we will be required to raise additional capital.

The Bank’s and Bancorp’s capital adequacy ratios as of June 30, 2013 and December 31, 2012 are presented in the following tables. We continue to build capital in 2013 due to the accumulation of net income.

Capital Ratios for Bancorp (in thousands; June 30, 2013 unaudited)	Actual Ratio		Ratio to Capital Adequacy Purposes
As of June 30, 2013	Amount	Ratio	Amount	Ratio
Total Capital (to risk-weighted assets)	$172,345	14.05%	≥$98,164	≥ 8.0%
Tier 1 Capital (to risk-weighted assets)	$157,446	12.83%	≥$49,082	≥ 4.0%
Tier 1 Capital (to average assets)	$157,446	11.14%	≥$56,559	≥ 4.0%

As of December 31, 2012
Total Capital (to risk-weighted assets)	$163,900	13.71%	≥$95,655	≥ 8.0%
Tier 1 Capital (to risk-weighted assets)	$149,737	12.52%	≥$47,827	≥ 4.0%
Tier 1 Capital (to average assets)	$149,737	10.30%	≥$58,169	≥ 4.0%

Page-46

Capital Ratios for the Bank (in thousands; June 30, 2013 unaudited)	Actual Ratio		Ratio for Capital Adequacy Purposes		Ratio to be Well Capitalized under Prompt Corrective Action Provisions
As of June 30, 2013	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk-weighted assets)	$168,248	13.71%	≥$98,159	≥ 8.0%	≥$122,699	≥ 10.0%
Tier 1 Capital (to risk-weighted assets)	$153,349	12.50%	≥$49,080	≥ 4.0%	≥$73,620	≥ 6.0%
Tier 1 Capital (to average assets)	$153,349	10.85%	≥$56,557	≥ 4.0%	≥$70,696	≥ 5.0%

As of December 31, 2012
Total Capital (to risk-weighted assets)	$162,554	13.60%	≥$95,652	≥ 8.0%	≥$119,566	≥ 10.0%
Tier 1 Capital (to risk-weighted assets)	$148,391	12.41%	≥$47,826	≥ 4.0%	≥$71,739	≥ 6.0%
Tier 1 Capital (to average assets)	$148,391	10.20%	≥$58,168	≥ 4.0%	≥$72,710	≥ 5.0%

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

We must retain and attract new deposits, which depends upon the variety and effectiveness of our customer account products, service and convenience, and rates paid to customers, as well as our financial strength. Any long-term decline in retail deposit funding would adversely impact our liquidity. The Transaction Account Guarantee ("TAG") program, which fully insured non-interest bearing transactions, expired on December 31, 2012. We have not experienced any significant impact on our liquidity from the expiration of TAG. We do have borrowing capacity through FHLB and FRB which we have been able to draw upon recently due to the decrease in deposits and increase in our loan portfolio. Management anticipates our strong liquidity position will provide adequate liquidity to fund our operations. We have adequate collateral for such funding requirements.

As presented in the accompanying unaudited consolidated statements of cash flows, the sources of liquidity vary between periods. Our cash and cash equivalents at June 30, 2013 totaled $32.2 million, an increase of $3.8 million over December 31, 2012. The primary sources of funds during the first six months of 2013 included $27.3 million in pay-downs and maturities of investment securities, $17.2 million borrowed from the FHLB and $7.4 million net cash provided by operating activities. The primary uses of funds were $19.2 million in loan originations (net of principal collections) and a decline in deposits amounting to $28.9 million which was primarily due to fluctuations in customer balances in the normal course of business, as well as declines in customer balances transferred for investment uses. The banking industry is still experiencing diminished loan demand from qualified borrowers and strong competition.

At June 30, 2013, our cash and cash equivalents and unpledged available-for-sale securities with estimated maturities within one year totaled $38.4 million. The remainder of the unpledged available-for-sale securities portfolio of $123.4 million provides additional liquidity. These liquid assets equaled 11.3% of our assets at June 30, 2013, compared to 12.7% at December 31, 2012.

Page-47

We anticipate that cash and cash equivalents on hand and other sources of funds will provide adequate liquidity for our operating, investing and financing needs and our regulatory liquidity requirements for the foreseeable future. Management monitors our liquidity position daily, balancing loan funding/payments with changes in deposit activity and overnight investments. Our emphasis on local deposits combined with our well capitalized equity position, provides a very stable funding base. In addition to cash and cash equivalents, we have substantial additional borrowing capacity including unsecured lines of credit totaling $87.0 million with correspondent banks.  Further, we have pledged a certain residential loan portfolio to secure our borrowing capacity with the FRB, which totaled $26.5 million at June 30, 2013.  As of June 30, 2013, there is no debt outstanding to correspondent banks or the FRB. We are also a member of the FHLB and have a line of credit (secured under terms of a blanket collateral agreement by a pledge of essentially all of our financial assets) in the amount of $391.0 million, of which $358.8 million was available at June 30, 2013. Borrowings under the line are limited to eligible collateral. The interest rates on overnight borrowings with both correspondent banks and the FHLB are determined daily and generally approximate the Federal Funds target rate.

Undisbursed loan commitments, which are not reflected on the consolidated statements of condition, totaled $271.2 million at June 30, 2013 at rates ranging from 1.70% to 18.00%. This amount included $159.4 million under commercial lines of credit (these commitments are contingent upon customers maintaining specific credit standards), $82.7 million under revolving home equity lines, $5.5 million under undisbursed construction loans, $13.4 million under standby letters of credit, and a remaining $10.1 million under personal and other lines of credit. These commitments, to the extent used, are expected to be funded primarily through the repayment of existing loans, deposit growth and existing balance sheet liquidity. Over the next twelve months $86.5 million of time deposits will mature. We expect these funds to be replaced with new time deposits.

Since Bancorp is a holding company and does not conduct regular banking operations, its primary sources of liquidity are dividends from the Bank. Under the California Financial Code, payment of a dividend from the Bank to Bancorp without advance regulatory approval is restricted to the lesser of the Bank’s retained earnings or the amount of the Bank’s undistributed net profits from the previous three fiscal years. The primary uses of funds for Bancorp are shareholder dividends and ordinary operating expenses.  Bancorp held $4.0 million of cash at June 30, 2013. While Bancorp obtained a dividend distribution from the Bank of $5.0 million in February of 2013, a dividend from the Bank to Bancorp will be needed later in 2013 to cover merger consideration and costs associated with the acquisition of NorCal Community Bancorp. The acquisition is expected to close in the fourth quarter of 2013 and is subject to a number of conditions, including receipt of regulatory approvals and approval of NorCal Community Bancorp's shareholders. For more information on this transaction, please see the 8-K Reports filed with the Security and Exchange Commission on July 1 and July 5, 2013. For other important factors regarding the Norcal acquisition, please see the Forward Looking Statements and Risk Factors sections of this Form 10-Q.

ITEM 3.     Quantitative and Qualitative Disclosure about Market Risk

Market risk is defined as the risk of loss arising from an adverse change in the market value of financial instruments caused by fluctuations in market prices or rates. Our most significant form of market risk is interest rate risk. The risk is inherent in our investment, borrowing, lending and deposit gathering activities. Management, together with ALCO, has sought to manage rate sensitivity and maturities of assets and liabilities to minimize the exposure of our earnings and capital to changes in interest rates. Additionally, interest rate risk exposure is managed with the goal of minimizing the impact of interest rate volatility on our net interest margin. Interest rate changes can create fluctuations in the net interest margin due to an imbalance in the timing of repricing or maturity of assets or liabilities.

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

From time to time, we enter into certain interest rate swap contracts designated as fair value hedges to mitigate the changes in the fair value of specified long-term fixed-rate loans and firm commitments to enter into long-term fixed-rate loans caused by changes in interest rates. See Note10 to the Consolidated Financial Statements in this Form 10-Q.

Exposure to interest rate risk is reviewed at least quarterly by the ALCO and the Board of Directors. They utilize interest rate sensitivity simulation models as a tool for achieving these objectives and for developing ways in which to improve profitability. A simplified statement of condition is prepared on a quarterly basis as a starting point, using as inputs,

Page-48

actual loans, investments, borrowings and deposits. If potential changes to net equity value and net interest income resulting from hypothetical interest changes are not within the limits established by the Board of Directors, Management may adjust the asset and liability mix to bring interest rate risk within approved limits.

Subsequent to 2009, there have been no changes in the Fed Funds target rate which has been kept at a historically low level of 0-25bp. Since the prior quarter, the yield curve has steepened and rates along the intermediate to long end of the yield curve have increased notably. It is expected to benefit us when market yields in new loans respond to this yield curve movement, although it may be on a lag basis. The effect of market competition on loan pricing is not yet alleviated. While we have been focused on loan growth, investment yields will elevate should we purchase bonds going forward. However, our existing investment portfolio has experienced a sharp decline in market value due to rise in the yield curve. Based on current prepayment projections, the estimated effective duration of the investment portfolio was 3.1 at June 30, 2013, compared to 3.0 at both March 31, 2013 and December 31, 2012. An effective duration of 3.1 suggests a further decrease of our investment market value of 3.1 percent for an immediate 1 percent parallel upward shift in interest rates. We remain asset sensitive. Our earnings and net interest margin are expected to increase when short term rates rise. In addition to our solid core deposit base, we have mitigated earnings sensitivity to a certain extent through the use of interest rate swaps.

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

Page-49

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

We are responsible for our proportionate share of certain litigation indemnifications provided to Visa U.S.A. by its member banks in connection with lawsuits related to anti-trust charges and interchange fees. For further details, see Note 13 to the Consolidated Financial Statements in Item 8 of our 2012 Form 10-K and Note 9 to the Consolidated Financial Statements in this Form 10-Q herein.

ITEM 1A      Risk Factors

In addition to the other information contained in this Report, including the matters addressed under the section “Forward Looking Statements,” and the risks which can be found in our Annual Report on Form 10-K for the year ended December 31, 2012, you should carefully consider the following risk factors in connection with the proposed acquisition of NorCal Community Bancorp (“NorCal”).

The market price of our common stock after the merger may be affected by factors different from those affecting our shares currently.

The results of operations of the combined company and the market price of our common stock after the completion of the merger may be affected by factors different from those currently affecting the independent results of our operations.

Regulatory approvals may not be received, may take longer than expected or may impose conditions that are not presently anticipated.

Before the merger may be completed, Bancorp and NorCal must satisfy a number of conditions. These conditions include obtaining various regulatory approvals or consents, including from the Federal Deposit Insurance Corporation and the State of California. In deciding whether to grant these approvals, the relevant governmental authorities will make a determination of whether, among other things, the merger is in the public interest. These regulatory entities may impose conditions on the completion of the merger or require changes to the terms of the merger. Although we do not currently expect that any material conditions or changes would be imposed, there can be no assurance that they will not be. Such conditions or changes could have the effect of delaying completion of the merger or imposing additional costs on or limiting the revenues of the combined company following the merger, any of which might have a material adverse effect on us following the merger. In addition, we or NorCal may elect not to consummate the merger if: (A) any required regulatory approval has been denied by the relevant regulatory authority and such denial has become final and nonappealable, (B) any such approval includes any condition, restriction or requirement that would (i) have a material adverse effect on NorCal's business or, (ii) would restrict our business after the closing of the merger such that it would have a material adverse effect on us, or (iii) require the sale by us or NorCal of any material portion of assets, or (C) if a regulatory authority has issued a final, nonappealable injunction permanently enjoining or otherwise prohibiting the completion of the merger.

We May Be Unable to Integrate Operations Successfully or to Achieve Expected Cost Savings.

Our earnings, financial condition and prospects after the merger will depend in part on our ability to integrate the operations and management of NorCal and to continue to implement our own business plan. There is no assurance that we will be able to do so. Among the issues that we could face are:

•	unexpected problems with operations, personnel, technology or credit;

•	loss of customers and employees of NorCal;

•	difficulty in working with NorCal's employees and customers;

•	the assimilation of NorCal's operations, site and personnel; and

Page-50

•	instituting and maintaining uniform standards, controls, procedures and policies.

Further, although the boards of directors of both parties anticipate cost savings as a result of the merger, we may not be fully able to realize those savings. Any cost savings that are realized may be offset by losses in revenues or other charges to earnings.

We Expect to Incur Significant Costs Associated with the Merger.

We estimate that we have incurred or will incur significant transaction costs associated with the merger, a portion of which will be incurred whether or not the merger closes. We believe the combined company may incur charges to operations, which are not currently reasonably estimable, in the quarter in which the merger is completed or subsequent quarters, to reflect costs associated with integrating the two banks. There is no assurance that the combined company will not incur additional material charges in subsequent quarters to reflect additional costs associated with the merger, including charges associated with the impairment of any goodwill booked in connection with the merger.

The Failure of the Loan Portfolios to Perform as Expected May Unfavorably Impact Us.

Our performance and prospects after the merger will be dependent to a significant extent on the performance of the combined loan portfolios of Bank of Marin and Bank of Alameda, and ultimately on the financial condition of their respective borrowers and other customers. The existing loan portfolios of the two banks differ to some extent in the types of borrowers, industries and credits represented. In addition, there are differences in the documentation, classifications, credit ratings and management of the portfolios. As a result, our overall loan portfolio after the merger will have a different risk profile than the loan portfolio of either Bank of Marin or Bank of Alameda before the merger. The performance of the two loan portfolios will be adversely affected if any of such factors is worse than currently anticipated. In addition, to the extent that present customers are not retained by NorCal and Bank of Alameda, or additional expenses are incurred in retaining them, there could be adverse effects on our future consolidated results of operations following the merger. Realization of improvement in profitability is dependent, in part, on the extent to which the revenues of NorCal are maintained and enhanced.

ITEM 2       Unregistered Sales of Equity Securities and Use of Proceeds

We did not have any unregistered sales of our equity securities during the three months ended June 30, 2013.

ITEM 3       Defaults Upon Senior Securities

None.

ITEM 4      Mine Safety Disclosures

Not applicable.

ITEM 5      Other Information

None.

Page-51

ITEM 6       Exhibits
The following exhibits are filed as part of this report or hereby incorporated by references to filings previously made with the SEC.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
2.01	Modified Whole Bank Purchase and Assumption Agreement dated February 18, 2011 among Federal Deposit Insurance Corporation, Receiver of Charter Oak Bank, Napa, California, Federal Deposit Insurance Corporation, and Bank of Marin	8-K	001-33572	99.2	February 28, 2011
2.02	Agreement and Plan of Merger with NorCal Community Bancorp, dated July 1, 2013	8-K	001-33572	2.1	July 5, 2013
3.01	Articles of Incorporation, as amended	10-Q	001-33572	3.01	November 7, 2007
3.02	Bylaws, as amended	10-Q	001-33572	3.02	May 9, 2011
4.01	Rights Agreement dated as of July 2, 2007	8-A12B	001-33572	4.1	July 2, 2007
4.02	Form of Warrant for Purchase of Shares of Common Stock, as amended	POS AM S-3	333-156782	4.4	December 20, 2011
10.01	2007 Employee Stock Purchase Plan	S-8	333-144810	4.1	July 24, 2007
10.02	1989 Stock Option Plan	S-8	333-144807	4.1	July 24, 2007
10.03	1999 Stock Option Plan	S-8	333-144808	4.1	July 24, 2007
10.04	2007 Equity Plan	S-8	333-144809	4.1	July 24, 2007
10.05	2010 Director Stock Plan	S-8	333-167639	4.1	June 21, 2010
10.06	Form of Indemnification Agreement for Directors and Executive Officers dated August 9, 2007	10-Q	001-33572	10.06	November 7, 2007
10.07	Form of Employment Agreement dated January 23, 2009	8-K	001-33572	10.1	January 26, 2009
10.08	2010 Director Stock Plan	S-8	333-167639	4.1	June 21, 2010
10.09	2010 Annual Individual Incentive Compensation Plan	8-K	001-33572	99.1	October 21, 2010
10.10	Salary Continuation Agreement with four executive officers, Russell Colombo, Chief Executive Officer, Kevin Coonan, Chief Credit Officer, and Peter Pelham, Director of Retail Banking, dated January 1, 2011	8-K	001-33572	10.1 10.2 10.3 10.4	January 6, 2011
10.11	2007 Form of Change in Control Agreement	8-K	001-33572	10.1	October 31, 2007
10.12	Information Technology Services Agreement with Fidelity Information Services, LLC, dated July 11, 2012	8-K	001-33572	10.1	July 17, 2012
11.01	Earnings Per Share Computation - included in Note 1 to the Consolidated Financial Statements					Filed
14.01	Code of Ethical Conduct	8-K	001-33572	14.01	January 26, 2008
31.01	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					Filed
31.02	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					Filed
32.01	Certification pursuant to 18 U.S.C. §1350 as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002					Filed
101.01*	XBRL Interactive Data File					Furnished

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

Bank of Marin Bancorp
(registrant)

August 8, 2013	/s/ Russell A. Colombo
Date	Russell A. Colombo
President &
Chief Executive Officer
(Principal Executive Officer)

August 8, 2013	/s/ Larry R. Olafson
Date	Larry R. Olafson
Interim Chief Financial Officer
(Principal Financial Officer)

August 8, 2013	/s/ Cecilia Situ
Date	Cecilia Situ
First Vice President &
Manager of Finance & Treasury
(Principal Accounting Officer)

Page-53