Form 10-Q
period 2013-09-30
Bank of Marin Bancorp
filed 2013-11-12
CIK 1403475

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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
Yes   ☐     No  ☒

As of October 31, 2013, there were 5,460,411 shares of common stock outstanding.

Page-2

PART I       FINANCIAL INFORMATION

ITEM 1.  Financial Statements

BANK OF MARIN BANCORP CONSOLIDATED STATEMENTS OF CONDITION at September 30, 2013 and December 31, 2012

(in thousands, except share data; 2013 unaudited)	September 30, 2013	December 31, 2012
Assets
Cash and due from banks	$99,358	$28,349
Investment securities
Held-to-maturity, at amortized cost	130,085	139,452
Available-for-sale, at fair value (amortized cost $118,353 and $150,420 at September 30, 2013 and December 31, 2012, respectively)	119,340	153,962
Total investment securities	249,425	293,414
Loans, net of allowance for loan losses of $13,808 and $13,661 at September 30, 2013 and December 31, 2012, respectively	1,079,043	1,060,291
Bank premises and equipment, net	8,947	9,344
Interest receivable and other assets	46,830	43,351
Total assets	$1,483,603	$1,434,749

Liabilities and Stockholders' Equity
Liabilities
Deposits
Non-interest bearing	$537,104	$389,722
Interest bearing
Transaction accounts	76,221	169,647
Savings accounts	102,898	93,404
Money market accounts	437,247	443,742
CDARS® time accounts	1,474	15,718
Other time accounts	137,532	141,056
Total deposits	1,292,476	1,253,289
Federal Home Loan Bank borrowings	15,000	15,000
Interest payable and other liabilities	14,416	14,668
Total liabilities	1,321,892	1,282,957

Stockholders' Equity
Preferred stock, no par value Authorized - 5,000,000 shares, none issued	—	—
Common stock, no par value Authorized - 15,000,000 shares; Issued and outstanding - 5,462,061 and 5,389,210 at September 30, 2013 and December 31, 2012, respectively	60,982	58,573
Retained earnings	100,157	91,164
Accumulated other comprehensive income, net	572	2,055
Total stockholders' equity	161,711	151,792
Total liabilities and stockholders' equity	$1,483,603	$1,434,749

The accompanying notes are an integral part of these consolidated financial statements.

Page-3

BANK OF MARIN BANCORP CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three months ended			Nine months ended
(in thousands, except per share amounts; unaudited)	September 30, 2013	June 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Interest income
Interest and fees on loans	$13,049	$13,366	$14,117	$40,050	$44,769
Interest on investment securities
Securities of U.S. government agencies	553	585	731	1,763	2,515
Obligations of state and political subdivisions	524	437	382	1,599	1,224
Corporate debt securities and other	311	339	326	974	812
Interest due from banks and other	34	3	42	45	148
Total interest income	14,471	14,730	15,598	44,431	49,468
Interest expense
Interest on interest bearing transaction accounts	12	12	48	35	137
Interest on savings accounts	9	8	26	25	72
Interest on money market accounts	101	95	181	295	544
Interest on CDARS® time accounts	1	2	19	8	72
Interest on other time accounts	226	224	254	682	827
Interest on borrowed funds	80	84	153	243	417
Total interest expense	429	425	681	1,288	2,069
Net interest income	14,042	14,305	14,917	43,143	47,399
(Reversal of) provision for loan losses	(480)	1,100	2,100	390	2,200
Net interest income after (reversal of) provision for loan losses	14,522	13,205	12,817	42,753	45,199
Non-interest income
Service charges on deposit accounts	509	515	528	1,545	1,601
Wealth Management and Trust Services	532	539	507	1,618	1,451
Debit card interchange fees	288	280	261	820	754
Merchant interchange fees	196	222	183	623	562
Earnings on Bank-owned life insurance	179	186	192	766	572
Loss on sale of securities	(35)	—	—	(35)	(34)
Other income	284	202	130	666	390
Total non-interest income	1,953	1,944	1,801	6,003	5,296
Non-interest expense
Salaries and related benefits	5,389	5,430	5,211	16,117	16,129
Occupancy and equipment	1,040	1,052	1,089	3,165	3,132
Depreciation and amortization	343	353	339	1,032	1,021
Federal Deposit Insurance Corporation insurance	244	223	221	681	672
Data processing	612	696	596	1,857	1,862
Professional services	775	814	519	2,116	1,620
Other expense	1,704	1,851	1,617	5,253	4,676
Total non-interest expense	10,107	10,419	9,592	30,221	29,112
Income before provision for income taxes	6,368	4,730	5,026	18,535	21,383
Provision for income taxes	2,364	1,675	1,802	6,610	8,268
Net income	$4,004	$3,055	$3,224	$11,925	$13,115
Net income per common share:
Basic	$0.74	$0.56	$0.60	$2.20	$2.46
Diluted	$0.72	$0.55	$0.59	$2.16	$2.41
Weighted average shares used to compute net income per common share:
Basic	5,433	5,419	5,344	5,414	5,335
Diluted	5,538	5,509	5,455	5,511	5,433
Dividends declared per common share	$0.18	$0.18	$0.18	$0.54	$0.52
Comprehensive income:
Net income	$4,004	$3,055	$3,224	$11,925	$13,115
Other comprehensive (loss) income
Change in net unrealized gain on available-for-sale securities	(621)	(1,666)	747	(2,591)	736
Reclassification adjustment for loss on sale of securities included in net income	35	—	—	35	34
Net change in unrealized gain on available-for-sale securities, before tax	(586)	(1,666)	747	(2,556)	770
Deferred tax (benefit) expense	(246)	(700)	314	(1,073)	324
Other comprehensive (loss) income, net of tax	(340)	(966)	433	(1,483)	446
Comprehensive income	$3,664	$2,089	$3,657	$10,442	$13,561

The accompanying notes are an integral part of these consolidated financial statements.

Page-4

BANK OF MARIN BANCORP CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
for the year ended December 31, 2012 and the nine months ended September 30, 2013

(dollars in thousands; 2013 unaudited )	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income, Net of Taxes	Total
	Shares	Amount
Balance at December 31, 2011	5,336,927	$56,854	$77,098	$1,599	$135,551
Net income	—	—	17,817	—	17,817
Other comprehensive income	—	—	—	456	456
Stock options exercised	37,563	1,041	—	—	1,041
Excess tax benefit - stock-based compensation	—	42	—	—	42
Stock issued under employee stock purchase plan	700	25	—	—	25
Restricted stock granted	9,030	—	—	—	—
Restricted stock forfeited / cancelled	(380)	—	—	—	—
Stock-based compensation - stock options	—	206	—	—	206
Stock-based compensation - restricted stock	—	202	—	—	202
Cash dividends paid on common stock	—	—	(3,751)	—	(3,751)
Stock purchased by directors under director stock plan	100	4	—	—	4
Stock issued in payment of director fees	5,270	199	—	—	199
Balance at December 31, 2012	5,389,210	$58,573	$91,164	$2,055	$151,792
Net income	—	—	11,925	—	11,925
Other comprehensive loss	—	—	—	(1,483)	(1,483)
Stock options exercised	56,850	1,736	—	—	1,736
Excess tax benefit - stock-based compensation	—	108	—	—	108
Stock issued under employee stock purchase plan	720	28	—	—	28
Restricted stock granted	12,010	—	—	—	—
Restricted stock forfeited / cancelled	(2,508)	—	—	—	—
Stock-based compensation - stock options	—	139	—	—	139
Stock-based compensation - restricted stock	—	170	—	—	170
Cash dividends paid on common stock	—	—	(2,932)	—	(2,932)
Stock purchased by directors under director stock plan	160	6	—	—	6
Stock issued in payment of director fees	5,619	222	—	—	222
Balance at September 30, 2013	5,462,061	$60,982	$100,157	$572	$161,711

The accompanying notes are an integral part of these consolidated financial statements.

Page-5

BANK OF MARIN BANCORP CONSOLIDATED STATEMENTS OF CASH FLOWS
for the nine months ended September 30, 2013 and 2012

(in thousands, unaudited)	September 30, 2013	September 30, 2012
Cash Flows from Operating Activities:
Net income	$11,925	$13,115
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	390	2,200
Compensation expense--common stock for director fees	166	155
Stock-based compensation expense	309	307
Excess tax benefits from exercised stock options	(86)	(40)
Amortization of investment security premiums, net of accretion of discounts	2,401	1,619
Accretion of discount on acquired loans	(1,137)	(1,965)
Decrease in deferred loan origination fees, net	(662)	(895)
Loss on sale of investment securities	35	34
Depreciation and amortization	1,032	1,021
Loss on disposal of premise and equipment	—	11
(Gain) loss on sale of repossessed assets	(43)	14
Earnings on bank owned life insurance policies	(766)	(572)
Net change in operating assets and liabilities:
Interest receivable	408	(267)
Interest payable	(32)	(142)
Deferred rent and other rent-related expenses	50	257
Other assets	(2,276)	798
Other liabilities	2,926	(1,623)
Total adjustments	2,715	912
Net cash provided by operating activities	14,640	14,027
Cash Flows from Investing Activities:
Purchase of securities held-to-maturity	—	(40,639)
Purchase of securities available-for-sale	—	(55,679)
Proceeds from sale of securities available-for-sale	2,220	2,186
Proceeds from paydowns/maturity of securities held-to-maturity	7,815	5,068
Proceeds from paydowns/maturity of securities available-for-sale	28,963	41,663
Loans originated and principal collected, net	(20,375)	17,301
Purchase of bank owned life insurance policies	—	(364)
Purchase of premises and equipment	(635)	(523)
Proceeds from sale of repossessed assets	270	41
Net cash provided by (used in) investing activities	18,258	(30,946)
Cash Flows from Financing Activities:
Net increase in deposits	39,187	55,901
Proceeds from stock options exercised	1,736	433
Repayment of subordinated debenture	—	(5,000)
Repayment of Federal Home Loan Bank borrowings	—	(20,000)
Cash dividends paid on common stock	(2,932)	(2,784)
Stock issued under employee and director stock purchase plans	34	24
Excess tax benefits from exercised stock options	86	40
Net cash provided by financing activities	38,111	28,614
Net increase in cash and cash equivalents	71,009	11,695
Cash and cash equivalents at beginning of period	28,349	129,743
Cash and cash equivalents at end of period	$99,358	$141,438
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,320	$2,212
Cash paid for income taxes	$7,889	$8,541
Supplemental disclosure of non-cash investing and financing activities:
Change in unrealized gain on available-for-sale securities	$(2,556)	$770
Loans transferred to repossessed assets	$—	$65
Stock issued in payment of director fees	$222	$199

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

Certain information and footnote disclosures presented in the annual consolidated financial statements are not included in the interim consolidated financial statements. Accordingly, the accompanying unaudited interim consolidated financial statements should be read in conjunction with our 2012 Annual Report on Form 10-K.  The results of operations for the three months and nine months ended September 30, 2013 are not necessarily indicative of the operating results for the full year.

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

	Three months ended			Nine months ended
(in thousands; except per share data; unaudited)	September 30, 2013	June 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Weighted average basic shares outstanding	5,433	5,419	5,344	5,414	5,335
Add: Potential common shares related to stock options	46	39	55	43	48
Potential common shares related to unvested restricted stock	4	2	9	4	6
Potential common shares related to the warrant	55	49	47	50	44
Weighted average diluted shares outstanding	5,538	5,509	5,455	5,511	5,433

Net income	$4,004	$3,055	$3,224	$11,925	$13,115
Basic EPS	$0.74	$0.56	$0.60	$2.20	$2.46
Diluted EPS	$0.72	$0.55	$0.59	$2.16	$2.41

Weighted average anti-dilutive shares not included in the calculation of diluted EPS	51	60	41	48	33

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

Page-8

Note 3: Acquisition

On July 1, 2013, we entered into a definitive agreement to acquire NorCal Community Bancorp, parent company of Bank of Alameda. Bank of Alameda has four branch offices serving Alameda, Emeryville, and Oakland, and had assets of $271.5 million, total deposits of $237.2 million, and total loans of $177.3 million as of September 30, 2013. We have received all the necessary regulatory approvals. Additionally, NorCal shareholders gave their approval on October 17, 2013. The transaction is expected to close in the fourth quarter of 2013.

For more information concerning the transaction, please see the S-4 filed by Bancorp with the Securities and Exchange Commission ("SEC") on August 23, 2013, and the 8-K Reports filed with the SEC on July 1 and July 5, 2013. For other important factors regarding the NorCal acquisition, please see the Forward Looking Statements and Risk Factors sections of the Form 10-Q for the quarter ended June 30, 2013.

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

Page-9

The following table summarizes our assets and liabilities that were required to be recorded at fair value on a recurring basis.

(in thousands) Description of Financial Instruments	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At September 30, 2013 (unaudited):
Securities available-for-sale:
Mortgage-backed securities and collateralized mortgage obligations issued by U.S. government-sponsored agencies	$85,108	$—	$85,108	$—
Debentures of government-sponsored agencies	$18,954	$—	$18,954	$—
Privately-issued collateralized mortgage obligations	$15,278	$—	$15,278	$—
Derivative financial assets (interest rate contracts)	$646	$—	$646	$—
Derivative financial liabilities (interest rate contracts)	$3,085	$—	$3,085	$—
At December 31, 2012:
Securities available-for-sale:
Mortgage-backed securities and collateralized mortgage obligations issued by U.S. government-sponsored agencies	$111,797	$—	$111,797	$—
Debentures of government-sponsored agencies	$20,589	$—	$20,589	$—
Privately-issued collateralized mortgage obligations	$21,576	$—	$21,576	$—
Derivative financial assets (interest rate contracts)	$1	$—	$1	$—
Derivative financial liabilities (interest rate contracts)	$5,240	$—	$5,240	$—

Securities available-for-sale are recorded at fair value on a recurring basis. When available, quoted market prices (Level 1) are used to determine the fair value of securities available-for-sale. If quoted market prices are not available, we obtain pricing information from a reputable third-party service provider, who may utilize valuation techniques that use current market-based or independently sourced parameters, such as bid/ask prices, dealer-quoted prices, interest rates, benchmark yield curves, prepayment speeds, probability of default, loss severity and credit spreads (Level 2).   Level 2 securities include U.S. agencies or government sponsored agencies' debt securities, mortgage-backed securities, government agency-issued and privately-issued collateralized mortgage obligations. As of September 30, 2013 and December 31, 2012, there are no securities that are considered Level 1 or Level 3 securities.

On a recurring basis, derivative financial instruments are recorded at fair value, which is based on the income approach using observable Level 2 market inputs, reflecting market expectations of future interest rates as of the measurement date.  Standard valuation techniques are used to calculate the present value of the future expected cash flows assuming an orderly transaction.  Valuation adjustments may be made to reflect both our own credit risk and the counterparties’ credit quality in determining the fair value of the derivatives. Level 2 inputs for the valuations are limited to observable market prices for LIBOR cash rates (for the very short term), quoted prices for LIBOR futures contracts, observable market prices for LIBOR swap rates, and one-month and three-month LIBOR basis spreads at commonly quoted intervals.  Mid-market pricing of the inputs is used as a practical expedient in the fair value measurements.  Key inputs for interest rate valuations are used to project spot rates at resets specified by each swap, as well as to discount those future cash flows to present value at the measurement date.  When the value of any collateral placed with counterparties is less than the interest rate derivative liability, the interest rate liability position is further discounted to reflect our potential credit risk to counterparties.  We have used the spread between the Standard & Poors BBB rated U.S. Bank

Page-10

Composite rate and LIBOR with the maturity term corresponding to the duration of the swaps to calculate this credit-risk-related discount of future cash flows.

Certain financial assets may be measured at fair value on a non-recurring basis. These assets are subject to fair value adjustments that result from the application of the lower of cost or fair value accounting or write-downs of individual assets, such as other real estate owned. For example, when a loan is identified as impaired, it is reported at the lower of cost or fair value, measured based on the loan's observable market price (Level 1) or the current net realizable value of the underlying collateral securing the loan, if the loan is collateral dependent (Level 3).  Net realizable value of the underlying collateral is the fair value of the collateral less estimated selling costs and any prior liens. Appraisals, recent comparable sales, offers and listing prices are factored in when valuing the collateral. We review and verify the qualifications and licenses of  the certified general appraisers used for appraising commercial properties or certified residential appraisers for residential properties. Real estate appraisals may utilize a combination of approaches including replacement cost, sales comparison and the income approach. Comparable sales and income data are analyzed by the appraisers and adjusted to reflect differences between them and the subject property such as type, leasing status and physical condition. When the appraisals are received, Management reviews the assumptions and methodology utilized in the appraisal, as well as the overall resulting value in conjunction with independent data sources such as recent market data and industry-wide statistics. We generally use a 6% discount for selling costs which is applied to all properties, regardless of size. Appraised values may be adjusted to reflect changes in market conditions that have occurred subsequent to the appraisal date, or for revised estimates regarding the timing or cost of the property sale. These adjustments are based on qualitative judgments made by management on a case-by-case basis. There have been no significant changes in the valuation techniques during the periods ended September 30, 2013.

Securities held-to-maturity may be written down to fair value (determined using the same techniques discussed above for securities available-for-sale) as a result of an other-than-temporary impairment, if any.

The following table presents the carrying value of financial instruments that were measured at fair value on a nonrecurring basis and that were still held in the statements of condition at each respective period end, by level within the fair value hierarchy as of September 30, 2013 and December 31, 2012.

(in thousands) Description of Financial Instruments	Carrying Value[1]	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3) [1]
At September 30, 2013 (unaudited):
Impaired loans carried at fair value:
Commercial real estate, investor	$2,786	$—	$—	$2,786
Construction	3,971	—	—	3,971
Home equity	45	—	—	45
Installment and other consumer	143	—	—	143
Total	$6,945	$—	$—	$6,945

At December 31, 2012:
Impaired loans carried at fair value:
Commercial and industrial	$51	$—	$—	$51
Commercial real estate, investor	2,941	—	—	2,941
Construction	1,722	—	—	1,722
Home equity	107	—	—	107
Other residential	594	—	—	594
Installment and other consumer	159	—	—	159
Total	$5,574	$—	$—	$5,574

1 Represents collateral-dependent loan principal balances that had been generally written down to the values of the underlying collateral, net of specific valuation allowances of $1.5 million and $729 thousand at September 30, 2013 and December 31, 2012, respectively. The carrying value of loans fully charged-off, which includes unsecured lines of credit, overdrafts and all other loans, is zero.

Page-11

Disclosures about Fair Value of Financial Instruments

The table below is a summary of fair value estimates for financial instruments as of September 30, 2013 and December 31, 2012, excluding financial instruments recorded at fair value on a recurring basis (summarized in the first table in this note). The carrying amounts in the following table are recorded in the consolidated statements of condition under the indicated captions. We have excluded non-financial assets and non-financial liabilities defined by the Codification (ASC 820-10-15-1A), such as Bank premises and equipment, deferred taxes and other liabilities.  In addition, we have not disclosed the fair value of financial instruments specifically excluded from disclosure requirements of the Financial Instruments Topic of the Codification (ASC 825-10-50-8), such as Bank-owned life insurance policies.

	September 30, 2013			December 31, 2012
(in thousands; 2013 unaudited)	Carrying Amounts	Fair Value	Fair Value Hierarchy	Carrying Amounts	Fair Value	Fair Value Hierarchy
Financial assets
Cash and cash equivalents	$99,358	$99,358	Level 1	$28,349	$28,349	Level 1
Investment securities held-to-maturity	130,085	131,567	Level 2	139,452	142,231	Level 2
Loans, net	1,079,043	1,097,619	Level 3	1,060,291	1,111,355	Level 3
Interest receivable	4,665	4,665	Level 2	5,073	5,073	Level 2
Financial liabilities
Deposits	1,292,476	1,293,741	Level 2	1,253,289	1,254,713	Level 2
Federal Home Loan Bank borrowings	15,000	15,715	Level 2	15,000	15,989	Level 2
Interest payable	193	193	Level 2	225	225	Level 2

Following is a description of methods and assumptions used to estimate the fair value of each class of financial instrument not recorded at fair value but required for disclosure purposes:

Cash and Cash Equivalents - The carrying amounts of cash and cash equivalents approximate their fair value because of the short-term nature of these instruments.

Held-to-maturity Securities - Held-to-maturity securities, which generally consist of obligations of state and political subdivisions and corporate bonds, are recorded at their amortized cost. Their fair value for disclosure purposes is determined using methodologies similar to those described above for available-for-sale securities using Level 2 inputs. If Level 2 inputs are not available, we may utilize pricing models that incorporate unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities (Level 3).  As of September 30, 2013 and December 31, 2012, we did not hold any securities whose fair value was measured using significant unobservable inputs.

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

	September 30, 2013				December 31, 2012
	Amortized	Fair	Gross Unrealized		Amortized	Fair	Gross Unrealized
(in thousands; 2013 unaudited)	Cost	Value	Gains	(Losses)	Cost	Value	Gains	(Losses)
Held-to-maturity
Obligations of state and political subdivisions	$87,867	$89,057	$1,935	$(745)	$96,922	$99,350	$2,855	$(427)
Corporate bonds	42,218	42,510	382	(90)	42,530	42,881	458	(107)
Total held-to-maturity	130,085	131,567	2,317	(835)	139,452	142,231	3,313	(534)

Available-for-sale
Securities of U. S. government agencies:
MBS pass-through securities issued by FNMA and FHLMC	46,553	46,763	725	(515)	52,042	53,713	1,711	(40)
CMOs issued by FNMA	1,342	1,416	74	—	4,447	4,550	105	(2)
CMOs issued by FHLMC	8,940	9,084	166	(22)	13,527	13,778	251	—
CMOs issued by GNMA	27,133	27,845	745	(33)	38,871	39,756	886	(1)
Debentures of government- sponsored agencies	19,365	18,954	130	(541)	20,462	20,589	228	(101)
Privately-issued CMOs	15,020	15,278	320	(62)	21,071	21,576	595	(90)
Total available-for-sale	118,353	119,340	2,160	(1,173)	150,420	153,962	3,776	(234)

Total investment securities	$248,438	$250,907	$4,477	$(2,008)	$289,872	$296,193	$7,089	$(768)

The amortized cost and fair value of investment debt securities by contractual maturity at September 30, 2013 are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

Page-13

	September 30, 2013
	Held-to-Maturity		Available-for-Sale
(in thousands; unaudited)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$8,331	$8,340	$—	$—
After one year but within five years	92,671	93,521	27,536	27,791
After five years through ten years	26,094	26,779	18,132	17,528
After ten years	2,989	2,927	72,685	74,021
Total	$130,085	$131,567	$118,353	$119,340

We sold four available-for-sale securities in the first nine months of 2013 with proceeds of $2.2 million and a loss of $35 thousand. One available-for-sale security was sold in 2012 with proceeds of $2.2 million and a loss of $34 thousand.

Investment securities carried at $42.2 million and $47.7 million at September 30, 2013 and December 31, 2012, respectively, were pledged with the State of California: $41.5 million and $47.0 million to secure public deposits in compliance with the Local Agency Security Program at September 30, 2013 and December 31, 2012, respectively, and $729 thousand and $719 thousand to provide collateral for trust deposits at September 30, 2013 and December 31, 2012, respectively. In addition, investment securities carried at $1.1 million were pledged to collateralize an internal Wealth Management and Trust Services (“WMTS”) checking account at both September 30, 2013 and December 31, 2012.

Other-Than-Temporarily Impaired Debt Securities

We have evaluated the credit ratings of our investment securities and their issuer and/or insurers. Based on our evaluation, Management has determined that no investment security in our investment portfolio is other-than-temporarily impaired. In October 2013, we sold five securities amounting to $5.2 million in amortized cost as part of a portfolio review. Some of the positions were temporarily impaired and others were not, and the sales resulted in a net gain of approximately $8 thousand. We do not have the intent, and it is more likely than not that we will not have to sell the remaining securities temporarily impaired at September 30, 2013 before recovery of the cost basis.

Fifty-two and fifty-five investment securities were in unrealized loss positions at September 30, 2013 and December 31, 2012, respectively. They are summarized and classified according to the duration of the loss period as follows:

Page-14

September 30, 2013	< 12 continuous months		> 12 continuous months		Total Securities in a loss position
(In thousands; unaudited)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
Held-to-maturity
Obligations of state & political subdivisions	$24,675	$(711)	2,551	(34)	$27,226	$(745)
Corporate bonds	10,002	(89)	1,434	(1)	11,436	(90)
Total held-to-maturity	34,677	(800)	3,985	(35)	38,662	(835)
Available-for-sale
MBS pass-through securities issued by FNMA and FHLMC	16,612	(515)	—	—	16,612	(515)
CMOs issued by FHLMC	2,716	(22)	—	—	2,716	(22)
CMOs issued by GNMA	4,190	(33)	—	—	4,190	(33)
Debentures of government- sponsored agencies	14,459	(541)	—	—	14,459	(541)
Privately issued CMOs	5,615	(61)	167	(1)	5,782	(62)
Total available-for-sale	43,592	(1,172)	167	(1)	43,759	(1,173)
Total temporarily impaired securities	$78,269	$(1,972)	$4,152	$(36)	$82,421	$(2,008)

December 31, 2012	< 12 continuous months		> 12 continuous months		Total Securities in a loss position
(In thousands)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
Held-to-maturity
Obligations of state & political subdivisions	$33,196	$(427)	$—	$—	$33,196	$(427)
Corporate bonds	15,649	(107)	—	—	15,649	(107)
Total held-to-maturity	48,845	(534)	—	—	48,845	(534)
Available-for-sale
MBS pass-through securities issued by FNMA and FHLMC	3,569	(40)	—	—	3,569	(40)
CMOs issued by FNMA	3,185	(2)	—	—	3,185	(2)
CMOs issued by GNMA	1,550	(1)	—	—	1,550	(1)
Debentures of government- sponsored agencies	9,899	(101)	—	—	9,899	(101)
Privately issued CMOs	4,214	(89)	203	(1)	4,417	(90)
Total available-for-sale	22,417	(233)	203	(1)	22,620	(234)
Total temporarily impaired securities	$71,262	$(767)	$203	$(1)	$71,465	$(768)

Forty-eight securities in our portfolio were in a temporary loss position for less than twelve months as of September 30, 2013. We determine that the strengths of GNMA and FNMA through guarantee or support from the U.S. Federal Government are sufficient to protect us from credit losses. The other temporarily impaired securities are deemed credit worthy after our periodic impairment analysis and are all rated as investment grade by at least one major rating agency. We also monitor the financial information of the issuers of obligations of U.S. states and political subdivisions. As a result of this impairment analysis, we concluded that these securities were not other-than-temporarily impaired at September 30, 2013.

Page-15

As of September 30, 2013, there were two obligations of state and political subdivisions bonds, one corporate bond and one CMO privately issued by a financial institution (with no guarantee from government sponsored agencies) in a continuous loss position for more than twelve months. We believe the decline in fair value is primarily driven by factors other than credit from our review of the issuer's financial information and it is probable that we will be able to collect all amounts due according to the contractual terms and that no other-than-temporary impairment exists. The two obligations of state and political subdivisions bonds and the corporate bond were rated as investment grade by at least one of the rating agencies. The CMO issued by a financial institution is collateralized by residential mortgages with low loan-to-value ratios and delinquency ratios and may be prepaid at par prior to maturity. We reviewed the loans collateralizing the security, credit scores of the borrowers, historical default rates and loss severities. Based upon our assessment of expected credit losses of the security given the performance of the underlying collateral and the credit enhancements, we concluded that the security was not other-than-temporarily impaired at September 30, 2013. In addition, the security was rated as investment grade by both Moody's and S&P.

Securities Carried at Cost

As a member of the FHLB, we are required to maintain a minimum investment in the FHLB capital stock determined by the Board of Directors of the FHLB. The minimum investment requirements can also increase in the event we need to increase our borrowing capacity with the FHLB. Shares cannot be purchased or sold except between the FHLB and its members at its $100 per share par value. We held $6.5 million and $6.0 million of FHLB stock recorded at cost in other assets on the consolidated statements of condition at September 30, 2013, and December 31, 2012, respectively. On October 29, 2013, the FHLB declared a cash dividend for the third quarter of 2013 at an annualized dividend rate of 5.65%. Management does not believe that the FHLB stock is other-than-temporarily-impaired, as we expect to be able to redeem this stock at cost.

As a member bank of Visa U.S.A., we hold 16,939 shares of Visa Inc. Class B common stock with a carrying value of zero, which is equal to our cost basis. These shares are restricted from resale until their conversion into Class A (voting) shares upon the termination of Visa Inc.'s covered litigation escrow account. As a result of the restriction, these shares are not considered available-for-sale and are not carried at fair value. Upon conversion of this Class B common stock at a conversion rate of 0.4206 to Class A common stock, the value would be $1.4 million and $1.1 million at September 30, 2013 and December 31, 2012, respectively. The conversion rate is subject to further reduction upon the final settlement of the covered litigation against Visa Inc. and its member banks. See Note 9 herein.

Page-16

Note 6:  Loans and Allowance for Loan Losses

Credit Quality of Loans

Outstanding loans by class and payment aging as of September 30, 2013 and December 31, 2012 are as follows:

Loan Aging Analysis by Class as of September 30, 2013 and December 31, 2012
(dollars in thousands; 2013 unaudited)	Commercial and industrial	Commercial real estate, owner-occupied	Commercial real estate, investor	Construction	Home equity	Other residential [1]	Installment and other consumer	Total
September 30, 2013
30-59 days past due	$5	$—	$—	$1,720	$—	$—	$246	$1,971
60-89 days past due	—	—	—	—	240	—	2	242
Greater than 90 days past due (non-accrual) [2]	1,229	1,403	5,832	7,045	359	1,117	311	17,296
Total past due	1,234	1,403	5,832	8,765	599	1,117	559	19,509
Current	167,606	204,770	541,505	16,228	85,605	42,455	15,173	1,073,342
Total loans [3]	$168,840	$206,173	$547,337	$24,993	$86,204	$43,572	$15,732	$1,092,851
Non-accrual loans to total loans	0.7%	0.7%	1.1%	28.2%	0.4%	2.6%	2.0%	1.6%
December 31, 2012
30-59 days past due	$29	$—	$—	$—	$294	$167	$98	$588
60-89 days past due	—	—	—	—	—	—	—	—
Greater than 90 days past due (non-accrual) [2]	4,893	1,403	6,843	2,239	545	1,196	533	17,652
Total past due	4,922	1,403	6,843	2,239	839	1,363	631	18,240
Current	171,509	195,003	502,163	28,426	92,398	48,069	18,144	1,055,712
Total loans [3]	$176,431	$196,406	$509,006	$30,665	$93,237	$49,432	$18,775	$1,073,952
Non-accrual loans to total loans	2.8%	0.7%	1.3%	7.3%	0.6%	2.4%	2.8%	1.6%
1 Our residential loan portfolio includes no sub-prime loans, nor is it our normal practice to underwrite loans commonly referred to as "Alt-A mortgages", the characteristics of which are loans lacking full documentation, borrowers having low FICO scores or higher loan-to-value ratios.

2 Amounts include $1.4 million and $1.6 million of Purchased Credit Impaired ("PCI") loans that have stopped accreting interest at September 30, 2013 and December 31, 2012, respectively, and exclude accreting PCI loans of $2.2 million and $3.0 million at September 30, 2013 and December 31, 2012, respectively, as their accretable yield interest recognition is independent from the underlying contractual loan delinquency status. There were no accruing loans past due more than ninety days at September 30, 2013 or December 31, 2012.

3 Amounts were net of deferred loan fees of $107 thousand and $769 thousand at September 30, 2013 and December 31, 2012, respectively. Amounts were also net of unaccreted purchase discounts on non-PCI loans of $1.5 million and $2.1 million at September 30, 2013 and December 31, 2012, respectively.

Our commercial loans are generally made to established small to mid-sized businesses to provide financing for their working capital needs or acquisition of fixed assets.  Management examines historical, current, and projected cash flows to determine the ability of the borrower to repay obligations as agreed. Commercial loans are primarily made based on the identified cash flows of the borrower and secondarily on the underlying collateral. The cash flows of borrowers, however, may not occur as expected, and the collateral securing these loans may fluctuate in value. Most commercial and industrial loans are secured by the assets being financed, such as accounts receivable or inventory, and include a personal guarantee. Some short-term loans may be made on an unsecured basis. In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers. We target stable local businesses with strong guarantors that have proven to be more resilient in periods of economic stress.  Typically, the strong guarantors provide an additional source of repayment for most of our credit extensions.

Commercial real estate loans are subject to underwriting standards and processes similar to commercial loans discussed above. We underwrite these loans to be repaid from cash flow and to be supported by real property collateral. Repayment of commercial real estate loans is largely dependent on the successful operation of the property securing the loan, or of the business conducted on the property securing the loan. Underwriting standards for commercial real estate loans include, but are not limited to, conservative debt coverage and loan-to-value ratios. Furthermore, substantially all of our loans are guaranteed by the owners of the properties.  Commercial real estate loans may be adversely affected by conditions in the real estate markets or in the general economy. In the event of a vacancy, strong guarantors have historically carried the loans until a replacement tenant can be found.  The owner's substantial equity investment provides a strong economic incentive to continue to support the commercial real estate projects. As such, we have generally experienced a relatively low level of loss and delinquencies in this portfolio.

Page-17

Construction loans are generally made to developers and builders to finance land acquisition as well as the subsequent construction. These loans are underwritten after evaluation of the borrower's financial strength, reputation, prior track record, and after obtaining independent appraisals. The construction industry can be impacted by major factors, including: the inherent volatility of real estate markets and vulnerability to delays due to weather, change orders, ability to obtain construction permits, labor or material shortages, and price hikes. Estimates of construction costs and value associated with the complete project may be inaccurate. Repayment of construction loans is largely dependent on the ultimate success of the project.

Consumer loans primarily consist of home equity lines of credit, other residential (tenancy-in-common, or “TIC”) loans, and other personal loans. We originate consumer loans utilizing credit score information, debt-to-income ratio and loan-to-value ratio analysis. To monitor and manage consumer loan risk, policies and procedures are developed and modified, as needed. This activity, coupled with relatively small loan amounts that are spread across many individual borrowers, mitigates risk. Additionally, trend reports are reviewed by Management on a regular basis. Underwriting standards for home equity lines of credit include, but are not limited to, a conservative loan-to-value ratio, the number of such loans a borrower can have at one time, and documentation requirements. Our underwriting of the other residential loans, mostly secured by TIC units in San Francisco, is cautious compared to traditional residential mortgages due to the unique ownership structure.  However, these borrowers tend to have more equity in their properties, which mitigates risk. Personal loans are nearly evenly split between mobile home loans and floating home loans along with a small number of installment loans.

We use a risk rating system to evaluate asset quality, and to identify and monitor credit risk in individual loans, and ultimately in the portfolio. Definitions of loans that are risk graded “Special Mention” or worse are consistent with those used by the Federal Deposit Insurance Corporation ("FDIC").  Our internally assigned grades are as follows:

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

Page-18

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

The following table represents our analysis of loans by internally assigned grades, including the PCI loans, at September 30, 2013 and December 31, 2012:

(in thousands; 2013 unaudited)	Commercial and industrial	Commercial real estate, owner-occupied	Commercial real estate, investor	Construction	Home equity	Other residential	Installment and other consumer	Purchased credit-impaired	Total
Credit Risk Profile by Internally Assigned Grade:
September 30, 2013
Pass	$148,974	$183,754	$529,573	$16,669	$81,629	$40,082	$14,965	$1,328	$1,016,974
Special Mention	14,613	16,626	8,575	1,278	2,082	1,052	—	737	44,963
Substandard	4,970	3,246	8,452	7,046	2,493	2,438	767	1,502	30,914
Total loans	$168,557	$203,626	$546,600	$24,993	$86,204	$43,572	$15,732	$3,567	$1,092,851

December 31, 2012
Pass	$148,771	$170,553	$489,978	$26,287	$86,957	$45,634	$17,809	$1,862	$987,851
Special Mention	13,267	20,346	8,671	1,970	2,931	1,067	—	933	49,185
Substandard	13,753	2,992	8,963	2,408	3,349	2,731	966	1,754	36,916
Total loans	$175,791	$193,891	$507,612	$30,665	$93,237	$49,432	$18,775	$4,549	$1,073,952

Troubled Debt Restructuring

Our loan portfolio includes certain loans that have been modified in a Troubled Debt Restructuring (“TDR”), where economic concessions have been granted to borrowers experiencing financial difficulties. These concessions typically result from our loss mitigation activities and could include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance or other actions. TDRs on non-accrual status at the time of restructure may be returned to accruing status after considering the borrower’s sustained repayment performance for a reasonable period, generally six months, and it is determined that there is reasonable assurance of repayment and of performance.

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

Page-19

The table below summarizes outstanding TDR loans by loan class as of September 30, 2013 and December 31, 2012. The summary includes those TDRs that are on non-accrual status and those that continue to accrue interest.

(in thousands; 2013 unaudited)	As of
Recorded investment in Troubled Debt Restructurings [1]	September 30, 2013	December 31, 2012

Commercial and industrial	$6,139	$9,470
Commercial real estate, owner-occupied	4,354	1,403
Commercial real estate, investor	536	—
Construction	5,798	1,929
Home equity	513	908
Other residential	2,085	2,831
Installment and other consumer	1,708	1,743
Total	$21,133	$18,284

1 Includes $12.6 million and $10.8 million of TDR loans that were accruing interest as of September 30, 2013 and December 31, 2012, respectively.

The tables below present the following information for TDRs modified during the periods presented: number of contracts modified, the recorded investment in the loans prior to modification, and the recorded investment in the loans after the loans were restructured. The tables below exclude fully paid-off or fully charged-off TDR loans.

(dollars in thousands; unaudited)	Number of Contracts Modified	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment at period end
Troubled Debt Restructurings during the three months ended September 30, 2013:
Commercial and industrial	3	$587	$560	$558
Commercial real estate, owner occupied	1	2,961	2,956	2,951
Commercial real estate, investor	1	539	538	536
Installment and other consumer	2	11	9	9
Total	7	$4,098	$4,063	$4,054

Troubled Debt Restructurings during the three months ended June 30, 2013:
Construction	1	$4,745	$4,766	$4,806

Troubled Debt Restructurings during the three months ended September 30, 2012:
Commercial and industrial	1	$135	$134	$133
Other residential	1	682	682	680
Installment and other consumer	1	26	26	26
Total	3	$843	$842	$839

Page-20

(dollars in thousands; unaudited)	Number of Contracts Modified	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment at period end
Troubled Debt Restructurings during the nine months ended September 30, 2013:
Commercial and industrial [1]	5	$1,086	1,057	$991
Commercial real estate, owner occupied	1	2,961	2,956	2,951
Commercial real estate, investor	1	539	538	536
Construction	1	4,745	4,766	4,806
Installment and other consumer	2	11	9	9
Total	10	$9,342	9,326	$9,293

Troubled Debt Restructurings during the nine months ended September 30, 2012:
Commercial and industrial	10	$9,456	$9,375	$6,766
Construction	6	11,324	11,324	6,564
Home Equity	2	472	474	471
Other residential	1	682	682	680
Installment and other consumer	1	26	26	26
Total	20	$21,960	$21,881	$14,507

1 Excludes two contracts modified during the three months ended March 31, 2013, which were subsequently paid off during the three months ended June 30, 2013. The pre-modification and post-modification outstanding recorded investment balances were both $218 thousand.

Modifications during the nine months ended September 30, 2013 primarily involved maturity or payment extensions and interest rate concessions, while modifications in the nine months ended September 30, 2012 primarily involved payment extensions and forbearances. There was one construction loan modified as troubled debt restructuring with a recorded investment of $4.8 million that subsequently defaulted during the first nine months of 2013, where the default occurred within the first twelve months after modification into a TDR. There were three commercial loans, two commercial real estate loans, and one construction loan modified as troubled debt restructurings within the previous twelve months with recorded investments of $833 thousand that subsequently defaulted and were charged-off in the nine months ended September 30, 2012. We are reporting these defaulted TDRs based on a payment default definition of more than ninety days past due.

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

The overall allowance consists of 1) specific allowances for individually identified impaired loans ("ASC 310-10") and 2) general allowances for pools of loans ("ASC 450-20"), which incorporate changing qualitative and environmental factors (e.g., portfolio growth and trends, credit concentrations, economic and regulatory factors, etc.).

The first component, specific allowances, result from the analyses of identified problem credits and the evaluation of sources of repayment including collateral, as applicable. Through Management's ongoing loan grading and credit monitoring process, individual loans are identified that have conditions that indicate the borrower may be unable to pay all amounts due in accordance with the contractual terms. These loans are evaluated for impairment individually by Management. Management considers an originated loan to be impaired when it is probable we will be unable to

Page-21

collect all amounts due according to the contractual terms of the loan agreement. For allowance established on acquired loans, refer to our Critical Accounting Policies section in this Form 10-Q. When the fair value of the impaired loan is less than the recorded investment in the loan, the difference is recorded as the impairment through the establishment of the specific allowance. For loans determined to be impaired, the extent of the impairment is measured based on the present value of expected future cash flows discounted at the loan's effective interest rate at origination (for originated loans), based on the loan's observable market price, or based on the fair value of the collateral, if the loan is collateral dependent or if foreclosure is imminent. Generally with problem credits that are collateral-dependent, we obtain appraisals of the collateral at least annually. We may obtain appraisals more frequently if we believe the collateral value is subject to market volatility, if a specific event has occurred to the collateral, or if we believe foreclosure is imminent.

The second component is an estimate of the probable inherent losses in each loan pool with similar characteristics. Beginning with the quarter-ended September 30, 2013, Management refined the methodology for estimating general allowances in order to provide a more comprehensive evaluation of the potential risk of loss in our loan portfolio. This analysis encompasses our entire loan portfolio and excludes acquired loans where the discount has not been fully accreted. For allowance established on acquired loans, refer to our Critical Accounting Policies section in this Form 10-Q. See below for how loans were pooled under the prior model. For additional information on our prior allowance for loan losses model, refer to Note 1: Summary of Significant Accounting Policies in our 2012 Annual Report on Form 10-K.

•	Commercial real estate loans, owner occupied

•	Commercial real estate loans, investor

•	Construction loans
    - Land loans

•	Residential real estate loans
     - Residential loans, fractional tenants-in-common

•	Commercial loans
     - Commercial asset-based lines
     - Commercial quick qualifier loans

•	Personal loans
     - Personal floating home loans
     - Personal mobile home loans

•	Home equity loans

•	Other loans

Under the new methodology, the loans are evaluated on a pool basis by loan segment which is further delineated by Federal regulatory reporting codes ("call codes"). Each segment is assigned an expected loss factor which is primarily based on a twelve quarter look-back at our historical losses for that particular segment, as well as a number of other factors. We believe this change in methodology will provide a more comprehensive evaluation of the potential risk in our portfolio because the additional delineation by call code establishes a stronger focus on areas of weakness and strength within the portfolio. Loans are pooled into the following segments under the new methodology:

•	Loans secured by real estate:
- 1-4 family residential construction loans
- Other construction loans and all land development and other land loans
- Secured by farmland (including farm residential and other improvements)
- Revolving, open-end loans secured by 1-4 family residential properties and extended under lines of credit
- Closed-end loans secured by 1-4 family residential properties, secured by first liens
- Closed-end loans secured by 1-4 family residential properties, secured by junior liens
- Secured by multifamily (5 or more) residential properties
- Loans secured by owner-occupied non-farm nonresidential properties
- Loans secured by other non-farm nonresidential properties

•	Loans to finance agricultural production and other loans to farmers

•	Commercial and industrial loans

•	Loans to individuals for household, family and other personal expenditures (i.e., consumer loans)

•	Other loans

Page-22

Management determines loan loss multipliers based on objective and subjective factors. Objective factors include a rolling historical loss rate using a twelve quarter look-back, changes in the volume and nature of the loan portfolio, changes in credit quality metrics (past due loans, non-accrual loans, net charge-offs), and the existence of credit concentrations. Subjective factors include changes in the overall economic environment, legal and regulatory conditions, lending management and other relevant staff, as well as the quality of our loan review system. The total amount allocated is determined by applying loss multipliers to outstanding loans by call code.

The following tables represent the effect on the current period provision of the change in methodology by loan class from that used in prior periods:

	Three months ended September 30, 2013
(in thousands; 2013 unaudited)	Calculated Provision Based on New Methodology	Calculated Provision Based on Prior Methodology	Difference In ALLL

Commercial and industrial	$(965)	$(46)	$(919)
Commercial real estate, owner-occupied	427	57	370
Commercial real estate, investor	1,338	73	1,265
Construction	(210)	(128)	(82)
Home equity	(173)	(29)	(144)
Other residential	(124)	2	(126)
Installment and other consumer	(669)	(450)	(219)
Unallocated	(104)	41	(145)
Total reversal of provision for loan losses	$(480)	$(480)	$—

	Nine months ended September 30, 2013
(in thousands; 2013 unaudited)	Calculated Provision Based on New Methodology	Calculated Provision Based on Prior Methodology	Difference in ALLL

Commercial and industrial	$(1,204)	$(285)	$(919)
Commercial real estate, owner-occupied	436	66	370
Commercial real estate, investor	1,308	43	1,265
Construction	916	998	(82)
Home equity	(159)	(15)	(144)
Other residential	(274)	(148)	(126)
Installment and other consumer	(506)	(287)	(219)
Unallocated	(127)	18	(145)
Total provision for loan losses	$390	$390	$—

Page-23

Impaired Loan Balances and Their Related Allowance by Major Classes of Loans

The tables below summarize information on impaired loans and their related allowance. Total impaired loans include non-accrual loans, accruing TDR loans and accreting PCI loans that have experienced post-acquisition declines in cash flows expected to be collected.

(dollars in thousands; 2013 unaudited)	Commercial and industrial	Commercial real estate, owner-occupied	Commercial real estate, investor	Construction	Home equity	Other residential	Installment and other consumer	Total
September 30, 2013
Recorded investment in impaired loans:
With no specific allowance recorded	$1,839	$1,403	$3,457	$2,239	$356	$2,303	$117	$11,714
With a specific allowance recorded	4,300	4,094	2,911	5,798	276	226	1,708	19,313
Total recorded investment in impaired loans	$6,139	$5,497	$6,368	$8,037	$632	$2,529	$1,825	$31,027
Unpaid principal balance of impaired loans:
With no specific allowance recorded	$1,839	$3,060	$5,449	$5,146	$842	$2,303	$159	$18,798
With a specific allowance recorded	4,535	5,119	2,911	5,798	402	226	1,708	20,699
Total unpaid principal balance of impaired loans	$6,374	$8,179	8,360	$10,944	$1,244	$2,529	$1,867	$39,497
Specific allowance	$859	$102	$125	$1,236	$74	$26	$381	$2,803

Average recorded investment in impaired loans during the quarter ended September 30, 2013	5,933	3,526	6,389	8,479	775	2,576	1,842	29,520
Interest income recognized on impaired loans during the quarter ended September 30, 2013	102	63	7	21	5	22	16	236
Average recorded investment in impaired loans during the quarter ended June 30, 2013	7,327	2,534	6,041	8,820	1,158	2,590	1,879	30,349
Interest income recognized on impaired loans during the quarter ended June 30, 2013	107	53	—	185	12	22	18	397
Average recorded investment in impaired loans during the nine months ended September 30, 2013	7,584	2,861	6,178	7,138	1,022	2,744	1,881	29,408
Interest income recognized on impaired loans during the nine months ended September 30, 2013	343	170	7	233	25	67	50	895

Page-24

(dollars in thousands; 2013 unaudited)	Commercial and industrial	Commercial real estate, owner-occupied	Commercial real estate, investor	Construction	Home equity	Other residential	Installment and other consumer	Total

December 31, 2012
Recorded investment in impaired loans:
With no specific allowance recorded	$6,825	$1,403	$3,725	$2,328	$931	$2,598	$978	$18,788
With a specific allowance recorded	2,645	471	4,513	1,840	261	715	1,070	11,515
Total recorded investment in impaired loans	$9,470	$1,874	8,238	$4,168	$1,192	$3,313	$2,048	$30,303
Unpaid principal balance of impaired loans:
With no specific allowance recorded	$7,633	$3,060	$5,717	$2,514	$1,417	$2,598	$1,020	$23,959
With a specific allowance recorded	2,930	966	4,887	4,519	324	715	1,070	15,411
Total recorded investment in impaired loans	$10,563	$4,026	10,604	$7,033	$1,741	$3,313	$2,090	$39,370
Specific allowance	$1,131	$26	$374	$118	$154	$120	$431	$2,354

Average recorded investment in impaired loans during the quarter ended September 30, 2012	9,882	1,865	6,418	13,442	1,499	2,641	2,230	37,977
Interest income recognized on impaired loans during the quarter ended September 30, 2012	351	28	30	141	10	13	15	588
Average recorded investment in impaired loans during the nine months ended September 30, 2012	12,116	1,705	5,472	14,097	1,255	2,396	2,153	39,194
Interest income recognized on impaired loans during the nine months ended September 30, 2012	672	97	95	462	22	88	51	1,487

The gross interest income that would have been recorded had non-accrual loans been current totaled $291 thousand, $272 thousand and $387 thousand in the quarters ended September 30, 2013, June 30, 2013 and September 30, 2012, respectively, and totaled $827 thousand and $870 thousand for the nine months ended September 30, 2013 and September 30, 2012, respectively. PCI loans are excluded from the foregone interest data above as their accretable yield interest recognition is independent from the underlying contractual loan delinquency status. See “Purchased Credit-Impaired Loans” below for further discussion.

Management monitors delinquent loans continuously and identifies problem loans, generally loans graded substandard or worse, to be evaluated individually for impairment testing. Generally, we charge off our estimated losses related to specifically-identified impaired loans when it is deemed uncollectible. The charged-off portion of impaired loans outstanding at September 30, 2013 totaled approximately $5.9 million.  At September 30, 2013, there were $447 thousand outstanding commitments to extend credit on impaired loans, including loans to borrowers whose terms have been modified in troubled debt restructurings.

Page-25

The following table discloses loans by major portfolio category and activity in the ALLL, as well as the related ALLL disaggregated by impairment evaluation method:

Allowance for Loan Losses and Recorded Investment in Loans
(dollars in thousands; unaudited)	Commercial and industrial	Commercial real estate, owner-occupied	Commercial real estate, investor	Construction	Home equity	Other residential	Installment and other consumer	Unallocated	Total

For the three months ended September 30, 2013
Allowance for loan losses:
Beginning balance	$3,799	$1,406	$4,368	$1,721	$1,153	$401	$1,313	$196	$14,357
Provision (reversal)	(965)	427	1,338	(210)	(173)	(124)	(669)	(104)	(480)
Charge-offs	(129)	—	—	(24)	—	—	(1)	—	(154)
Recoveries	75	—	9	—	—	—	1	—	85
Ending balance	$2,780	$1,833	$5,715	$1,487	$980	$277	$644	$92	$13,808

For the three months ended June 30, 2013
Allowance for loan losses:
Beginning balance	$4,032	$1,348	$4,020	$650	$1,216	$431	$1,366	$371	$13,434
Provision (reversal)	(189)	(26)	345	1,084	63	(30)	28	(175)	1,100
Charge-offs	(386)	—	—	(13)	(126)	—	(85)	—	(610)
Recoveries	342	84	3	—	—	—	4	—	433
Ending balance	$3,799	$1,406	$4,368	$1,721	$1,153	$401	$1,313	$196	$14,357

For the nine months ended September 30, 2013
Allowance for loan losses:
Beginning balance	$4,100	$1,313	$4,372	$611	$1,264	$551	$1,231	$219	$13,661
Provision (reversal)	(1,204)	436	1,308	916	(159)	(274)	(506)	(127)	390
Charge-offs	(586)	—	—	(41)	(133)	—	(87)	—	(847)
Recoveries	470	84	35	1	8	—	6	—	604
Ending balance	$2,780	$1,833	$5,715	$1,487	$980	$277	$644	$92	$13,808

Allowance for Loan Losses and Recorded Investment in Loans
(dollars in thousands; unaudited)	Commercial and industrial	Commercial real estate, owner-occupied	Commercial real estate, investor	Construction	Home equity	Other residential	Installment and other consumer	Unallocated	Total

As of September 30, 2013:
Ending ALLL related to loans collectively evaluated for impairment	$1,921	$1,732	$5,590	$251	$906	$250	$263	$92	$11,005
Ending ALLL related to loans individually evaluated for impairment	$676	$43	$125	$1,236	$74	$27	$381	$—	$2,562
Ending ALLL related to purchased credit-impaired loans	$183	$58	$—	$—	$—	$—	$—	$—	$241

Loans outstanding:
Collectively evaluated for impairment	$162,701	$200,676	$540,232	$16,956	$85,572	$41,044	$13,906	$—	$1,061,087
Individually evaluated for impairment[1]	5,855	2,951	6,368	8,037	632	2,528	1,826	—	28,197
Purchased credit-impaired	284	2,546	737	—	—	—	—	—	3,567
Total	$168,840	$206,173	$547,337	$24,993	$86,204	$43,572	$15,732	$—	$1,092,851
Ratio of allowance for loan losses to total loans	1.65%	0.89%	1.04%	5.95%	1.14%	0.64%	4.09%	NM	1.26%
Allowance for loan losses to non-accrual loans	226%	131%	98%	21%	273%	25%	207%	NM	80%

1 Total excludes $2.8 million of PCI loans that have experienced post-acquisition declines in cash flows expected to be collected.These loans are included in the "purchased credit-impaired" amount in the next line below.

NM - Not Meaningful

Page-26

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

For the three months ended September 30, 2012
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

Purchased Credit-Impaired Loans

We evaluated loans purchased in accordance with accounting guidance in ASC 310-30 related to loans acquired with deteriorated credit quality. Acquired loans are considered credit-impaired if there is evidence of deterioration of credit quality since origination and it is probable, at the acquisition date, that we will be unable to collect all contractually required payments receivable. Management has determined certain loans purchased to be PCI loans based on credit indicators such as nonaccrual status, past due status, loan risk grade, etc. Revolving credit agreements (e.g. home

Page-27

equity lines of credit and revolving commercial loans) are not considered PCI loans as cash flows cannot be reasonably estimated.

For acquired loans not considered credit-impaired, the difference between the contractual amounts due (principal amount) and the fair value is accounted for subsequently through accretion or amortization using an effective interest rate method for term loans and a straight line method for revolving lines. The accretion or amortization is recognized through the net interest margin.

The following table reflects the outstanding balance and related carrying value of PCI loans as of September 30, 2013 and December 31, 2012:

	September 30, 2013		December 31, 2012
PCI Loans (dollars in thousands; 2013 unaudited)	Unpaid principal balance	Carrying value	Unpaid principal balance	Carrying value
Commercial and industrial	$519	$284	$2,163	$640
Commercial real estate	5,420	3,283	6,370	3,909
Total purchased credit-impaired loans	$5,939	$3,567	$8,533	$4,549

The activities in the accretable yield, or income expected to be earned, for PCI loans were as follows:

Accretable Yield	Three months ended			Nine months ended
(dollars in thousands, unaudited)	September 30, 2013	June 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Balance at beginning of period	$3,277	$3,583	$5,386	$3,960	$5,405
Additions	—	—	—	—	—
Removals [1]	—	(195)	—	(791)	(225)
Accretion	(153)	(156)	(231)	(545)	(1,219)
Reclassifications from nonaccretable difference [2]	—	45	20	500	1,214
Balance at end of period	$3,124	$3,277	$5,175	$3,124	$5,175

1 Represents the accretable difference that is relieved when a loan exits the PCI population due to payoff, full charge-off, or transfer to repossessed assets, etc.

2 Primarily relates to improvements in expected credit performance and changes in expected timing of cash flows.

 Pledged Loans

Our FHLB line of credit is secured under terms of a blanket collateral agreement by a pledge of certain qualifying loans with an unpaid principal balance of $702.2 million and $567.8 million at September 30, 2013 and December 31, 2012, respectively. Our FHLB line of credit totaled $414.8 million and $321.3 million at September 30, 2013 and December 31, 2012, respectively. In addition, we pledge a certain residential loan portfolio, which totaled $24.9 million and $30.1 million at September 30, 2013 and December 31, 2012, respectively, to secure our borrowing capacity with the Federal Reserve Bank (“FRB”). Also see Note 7 below.

Note 7: Borrowings

Federal Funds Purchased – We had unsecured lines of credit totaling $87.0 million with correspondent banks for overnight borrowings at both September 30, 2013 and December 31, 2012.  In general, interest rates on these lines approximate the Federal Funds target rate. At September 30, 2013 and December 31, 2012, we had no overnight borrowings outstanding under these credit facilities.

Federal Home Loan Bank Borrowings – As of September 30, 2013 and December 31, 2012, we had lines of credit with the FHLB totaling $414.8 million and $321.3 million, respectively, based on eligible collateral of certain loans.  At September 30, 2013 and December 31, 2012, we had no FHLB overnight borrowings.

On February 5, 2008, we entered into a ten-year borrowing agreement under the same FHLB line of credit for $15.0 million at a fixed rate of 2.07%, which remained outstanding at September 30, 2013. Interest-only payments are required

Page-28

every three months until the entire principal is due on February 5, 2018. The FHLB has the unconditional right to accelerate the due date on November 5, 2013 and every three months thereafter (the “put dates”). If the FHLB exercises its right to accelerate the due date, the FHLB will offer replacement funding at the current market rate, subject to certain conditions. We must comply with the put date, but are not required to accept replacement funding.

At September 30, 2013, $399.8 million was remaining as available for borrowing from the FHLB. The FHLB overnight borrowing and the FHLB line of credit are secured by a certain loan portfolio under a blanket lien.

Federal Reserve Line of Credit – We have a line of credit with the FRB secured by a certain residential loan portfolio.  At September 30, 2013 and December 31, 2012, we had borrowing capacity under this line totaling $24.9 million and $30.1 million, respectively, and had no outstanding borrowings with the FRB.

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

Under the American Recovery and Reinvestment Act of 2009, which allowed participants in the TCPP to withdraw from the program, we repurchased all 28,000 shares of outstanding preferred stock from the U.S. Treasury at $28 million plus accrued but unpaid dividends of $179 thousand on March 31, 2009. At the time of repurchase, we also accelerated the remaining accretion of the preferred stock totaling $945 thousand through retained earnings, reducing our net income available to common stockholders. The warrant was subsequently auctioned to two institutional investors in November 2011 and remains outstanding. It is adjusted for cash dividend increases to represent a right to purchase 155,954 shares of common stock at $26.93 per share as of September 30, 2013 in accordance with Section 13(c) of the Form of Warrant to Purchase Common Stock.

Dividends

Presented below is a summary of cash dividends paid to common shareholders, recorded as a reduction of retained earnings.

	Three months ended			Nine months ended
(in thousands except per share data, unaudited)	September 30, 2013	June 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Cash dividends to common stockholders	$982	$979	$965	$2,932	$2,784
Cash dividends per common share	$0.18	$0.18	$0.18	$0.54	$0.52

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

Page-29

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

The contractual amount of loan commitments and standby letters of credit not reflected on the consolidated statements of condition was $294.4 million at September 30, 2013 at rates ranging from 1.70% to 18.00%. This amount included $155.5 million under commercial lines of credit (these commitments are contingent upon customers maintaining specific credit standards), $87.7 million under revolving home equity lines, $27.3 million under undisbursed construction loans, $13.1 million under standby letters of credit, and a remaining $10.8 million under personal and other lines of credit. We have set aside an allowance for losses in the amount of $589 thousand for these commitments as of September 30, 2013, which is recorded in interest payable and other liabilities on the consolidated statements of condition.

Operating Leases

We rent certain premises and equipment under long-term, non-cancelable operating leases expiring at various dates through the year 2024. Most of the leases contain certain renewal options and escalation clauses. At September 30, 2013, the approximate minimum future commitments payable under non-cancelable contracts for leased premises are as follows:

(in thousands)	2013	2014	2015	2016	2017	Thereafter	Total
Operating leases	$718	$2,806	$2,881	$2,964	$2,986	$12,109	$24,464

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

Page-30

Note 10: Derivative Financial Instruments and Hedging Activities

We have entered into interest rate swap agreements, primarily as an asset/liability management strategy, in order to mitigate the changes in the fair value of specified long-term fixed-rate loans (or firm commitments to enter into long-term fixed-rate loans) caused by changes in interest rates. These hedges allow us to offer long-term fixed rate loans to customers without assuming the interest rate risk of a long-term asset. Converting our fixed-rate interest payments to floating-rate interest payments, generally benchmarked to the one-month U.S. dollar LIBOR index, protects us against changes in the fair value of our loans otherwise associated with fluctuating interest rates.

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

Our credit exposure, if any, on interest rate swaps is limited to the favorable value (net of any collateral pledged to us) and interest payments of all swaps by each counterparty. Conversely, when an interest rate swap is in a liability position exceeding a certain threshold, we may be required to post collateral to the counterparty in an amount determined by the agreements (generally when our derivative liability position is greater than $100 thousand or $1.3 million, depending upon the counterparty). Collateral levels are monitored and adjusted on a regular basis for changes in interest rate swap values. As of September 30, 2013, seven of our ten derivative instruments are currently in a liability position totaling $3.1 million and have collateral requirements, for which we have posted cash collateral of $2.8 million.

As of September 30, 2013, we have ten interest rate swap agreements, which are scheduled to mature in September 2018, April 2019, June 2020, August 2020, June 2022, June 2031, October 2031, July 2032, August 2037 and October 2037. All of our derivatives are accounted for as fair value hedges. Our interest rate swaps are settled monthly with counterparties. Accrued interest on the swaps totaled $69 thousand and $75 thousand as of September 30, 2013 and December 31, 2012, respectively. Information on our derivatives follows:

Page-31

	Asset derivatives		Liability derivatives
(in thousands; 2013 unaudited)	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012
Fair value hedges:
Interest rate contracts notional amount	$10,658	$4,932	$30,773	$38,156
Interest rate contracts fair value[1]	$646	$1	$3,085	$5,240

	Three months ended
(in thousands; unaudited)	September 30, 2013	June 30, 2013	September 30, 2012
Increase (decrease) in value of designated interest rate swaps recognized in interest income	$196	$1,956	$(217)
Payment on interest rate swaps recorded in interest income	(358)	(359)	(339)
(Decrease) increase in value of hedged loans recognized in interest income	(245)	(2,095)	402
Decrease in value of yield maintenance agreement recognized against interest income	(18)	(18)	(19)
Net loss on derivatives recognized against interest income [2]	$(425)	$(516)	$(173)

	Nine months ended
(in thousands; unaudited)	September 30, 2013	September 30, 2012
Increase (decrease) in value of designated interest rate swaps recognized in interest income	$2,800	$(574)
Payment on interest rate swaps recorded in interest income	(1,075)	(973)
(Decrease) increase in value of hedged loans recognized in interest income	(3,033)	762
(Decrease) increase in value of yield maintenance agreement recognized against interest income	(54)	185
Net loss on derivatives recognized against interest income [2]	$(1,362)	$(600)

1 See Note 4 for valuation methodology.
2 Includes hedge ineffectiveness of $(67) thousand, $(157) thousand and $166 thousand for the quarters ended September 30, 2013, June 30, 2013 and September 30, 2012, respectively. Ineffectiveness of $(287) thousand and $373 thousand was recorded in interest income during the nine months ended September 30, 2013 and September 30, 2012, respectively. Changes in value of swaps were included in the assessment of hedge effectiveness.

Page-32

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

Information on financial instruments that are eligible for offset in the consolidated statements of condition follows:

Offsetting of Financial Assets and Derivative Assets

(in thousands; 2013 unaudited)				Gross Amounts Not Offset in the Statements of Condition
		Gross Amounts	Net Amounts
	Gross Amounts	Offset in the	of Assets Presented
	of Recognized	Statements of	in the Statements	Financial	Cash Collateral
	Assets[1]	Condition	of Condition[1]	Instruments	Received	Net Amount
As of September 30, 2013
Derivatives by Counterparty
Counterparty A	$646	$—	$646	$(646)	$—	$—
Counterparty B	—	—	—	—	—	—
Total	$646	$—	$646	$(646)	$—	$—

As of December 31, 2012
Derivatives by Counterparty
Counterparty A	$1	$—	$1	$(1)	$—	$—
Counterparty B	—	—	—	—	—	—
Total	$1	$—	$1	$(1)	$—	$—
1 Amounts exclude accrued interest totaling $7 thousand and $1 thousand at September 30, 2013 and December 31, 2012, respectively.

Offsetting of Financial Liabilities and Derivative Liabilities

(in thousands; 2013 unaudited)				Gross Amounts Not Offset in the Statements of Condition
		Gross Amounts	Net Amounts of
	Gross Amounts	Offset in the	Liabilities Presented
	of Recognized	Statements of	in the Statements of	Financial	Cash Collateral
	Liabilities[2]	Condition	Condition[2]	Instruments	Pledged	Net Amount
As of September 30, 2013
Derivatives by Counterparty
Counterparty A	$1,180	$—	$1,180	$(646)	—	$534
Counterparty B	1,905	—	1,905	—	(1,905)	—
Total	$3,085	$—	$3,085	$(646)	$(1,905)	$534

As of December 31, 2012
Derivatives by Counterparty
Counterparty A	$2,616	$—	$2,616	$(1)	$(1,860)	$755
Counterparty B	2,624	—	2,624	—	(2,624)	—
Total	$5,240	$—	$5,240	$(1)	$(4,484)	$755

2 Amounts exclude accrued interest totaling $62 thousand and $74 thousand at September 30, 2013 and December 31, 2012, respectively.

Page-33

ITEM 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

In the following pages, Management discusses its analysis of the financial condition and results of operations for the third quarter of 2013 compared to the third quarter of 2012 and to the second quarter of 2013, as well as the nine months ended September 30, 2013 compared to the same period in 2012. This discussion should be read in conjunction with the related consolidated financial statements in this Form 10-Q and with the audited consolidated financial statements and accompanying notes included in our 2012 Annual Report on Form 10-K. Average balances, including balances used in calculating certain financial ratios, are generally comprised of average daily balances.

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

The events or factors that could cause results or performance to materially differ from those expressed in our prior forward-looking statements concerning the NorCal acquisition include:

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

These and other important factors are detailed in the Risk Factors section of the Form 10-Q for the quarter ended June 30, 2013 and in the Risk Factors section of our 2012 Form 10-K as filed with the SEC, copies of which are available from us at no charge. Forward-looking statements speak only as of the date they are made. We do not undertake to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made or to reflect the occurrence of unanticipated events.

Page-34

RESULTS OF OPERATIONS

Highlights of the financial results are presented in the following table:

	For the three months ended			For the nine months ended
(dollars in thousands, except per share data; unaudited)	September 30, 2013	June 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
For the period:
Net income	$4,004	$3,055	$3,224	$11,925	$13,115
Net income per share
Basic	$0.74	$0.56	$0.60	$2.20	$2.46
Diluted	$0.72	$0.55	$0.59	$2.16	$2.41
Return on average equity	9.91%	7.72%	8.76%	10.09%	12.32%
Return on average assets	1.07%	0.86%	0.89%	1.10%	1.23%
Common stock dividend payout ratio	24.52%	32.06%	29.95%	24.59%	21.23%
Average shareholders’ equity to average total assets	10.79%	11.20%	10.16%	10.94%	9.97%
Efficiency ratio	63.19%	64.12%	57.38%	61.49%	55.25%
Tax equivalent net interest margin	3.99%	4.30%	4.44%	4.25%	4.78%

At period end:
Book value per common share	$29.61	$29.10	$27.45
Total assets	$1,483,603	$1,428,518	$1,435,114
Total loans	$1,092,851	$1,091,482	$1,013,710
Total deposits	$1,292,476	$1,224,437	$1,258,873
Loan-to-deposit ratio	84.6%	89.1%	80.5%
Total risk based capital ratio - Bancorp	14.1%	14.0%	14.0%

Executive Summary

On July 1, 2013, we entered into a definitive agreement to acquire NorCal Community Bancorp, parent company of Bank of Alameda. Bank of Alameda has four branch offices serving Alameda, Emeryville, and Oakland, and had assets of $271.5 million, total deposits of $237.2 million, and total loans of $177.3 million as of September 30, 2013. We have all the necessary regulatory approvals. NorCal shareholders gave their approval on October 17, 2013. The thirty day election process whereby NorCal shareholders will elect to receive cash, shares of Bancorp common stock or a combination in exchange for their NorCal shares began on October 22, 2013. The transaction is on schedule to close in the fourth quarter of 2013. For more information concerning the transaction, please see the S-4 filed with the Securities and Exchange Commission ("SEC") on August 23, 2013, and 8-K Reports filed with the SEC on July 1 and July 5, 2013. For other important factors regarding the NorCal acquisition, please see the Forward Looking Statements and Risk Factors sections of the Form 10-Q for the quarter ended June 30, 2013.

Earnings totaled $4.0 million for the third quarter of 2013, compared to $3.1 million in the second quarter of 2013 and $3.2 million in the third quarter of 2012. Diluted earnings per share totaled $0.72 in the third quarter of 2013, compared to $0.55 in the prior quarter and $0.59 in the same quarter last year. Earnings for the nine months ended September 30, 2013 totaled $11.9 million compared to $13.1 million in the same period a year ago. Diluted earnings per share for the nine-month period ended September 30, 2013 totaled $2.16 compared to $2.41 in the same period a year ago.

We recorded a reversal in the provision for loan losses totaling $480 thousand in the third quarter of 2013, compared to a provision for loan losses of $1.1 million in the prior quarter and $2.1 million in the same quarter a year ago. The reversal in the provision in the third quarter of 2013 primarily related to improved collateral values, a continued low level of net charge-offs and fewer newly identified non-performing loans.

Gross loans totaled $1.1 billion at September 30, 2013, up $18.9 million or 1.8% when compared to December 31, 2012. The current competitive banking environment continues to be a challenge for community banks. Non-accrual loans totaled $17.3 million, or 1.58% of the total loan portfolio at September 30, 2013, compared to $17.7 million or

Page-35

1.64% at December 31, 2012. The allowance for loan losses decreased slightly to 1.26% of loans at September 30, 2013, compared to 1.27% at December 31, 2012.

Deposits totaled $1.3 billion at both September 30, 2013 and December 31, 2012. Non-interest bearing deposits totaled 41.6% of total deposits at September 30, 2013, compared to 31.1% at December 31, 2012. The increase in non-interest bearing deposits is primarily due to a strategic product change which discontinued interest on one type of consumer account in early 2013. This resulted in a reclassification of the accounts from interest-bearing to non-interest bearing with the affected balances totaling $83.1 million at September 30, 2013.

The total risk-based capital ratio for Bancorp totaled 14.1% at September 30, 2013, up from 13.7% at December 31, 2012, due to accumulation of undistributed earnings and continues to be well above regulatory requirements for a well-capitalized institution. The total risk-based capital ratio is expected to decline when the pending NorCal acquisition is completed. However, we expect the Bank to remain well-capitalized under the current requirements for capital adequacy, as well as under the new Basel III rules.

Net interest income totaled $14.0 million in the third quarter of 2013 compared to $14.3 million in the prior quarter and $14.9 million in the same quarter a year ago. The tax-equivalent net interest margin was 3.99% in the third quarter of 2013 compared to 4.30% in the prior quarter and 4.44% in the same quarter a year ago. The net interest income decrease in the third quarter of 2013 compared to the prior quarter and the same quarter a year ago relates to downward repricing on existing loans, new loans yielding lower rates and a lower level of income recognition on loans from the Charter Oak Bank acquisition. Additionally, a higher concentration of lower yielding cash balances in interest-bearing due from banks compounded the decline of net interest margin from the prior quarter.

Non-interest income in the third quarter of 2013 totaled $2.0 million, essentially flat compared to the prior quarter and up from $1.8 million in the same quarter a year ago. The increase in the third quarter of 2013 compared to the same quarter a year ago primarily relates to higher dividend income from the Federal Home Loan Bank of San Francisco, gain on sale of repossessed personal property, debit card and merchant interchange fees, and Wealth Management fees.

Non-interest expense totaled $10.1 million in the third quarter of 2013, compared to $10.4 million in the prior quarter and $9.6 million in the same quarter a year ago. The increase compared to the same quarter a year ago primarily relates to higher acquisition-related professional fees and higher staffing costs as the Bank has filled some key vacant positions that will prepare us for integration and future growth. We are putting the infrastructure in place to support a larger bank, and the results from the acquired operations, as well as growth in our existing markets should absorb these expenses as we move into 2014.

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

Page-36

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

At September 30, 2013, we refined our methodology for calculating the general allowance for loan losses for categories of credits. The refinement did not result in significant changes in the amount of allowance as discussed in Note 6 to our Consolidated Financial Statements in this Form 10-Q.

For our methodology on estimating the allowance for loan losses on acquired loans, refer to the section Acquired Loans below.

Acquired Loans

From time to time, we acquire loans through business acquisitions. Acquired loans are recorded at their estimated fair values at acquisition date in accordance with ASC 805 Business Combinations, factoring in credit losses expected to be incurred over the life of the loan. Accordingly, an allowance for loan losses is not carried over or recorded for acquired loans as of the acquisition date.

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

We purchased certain loans from the Federal Deposit Insurance Corporation ("FDIC) in the Charter Oak Bank closure with evidence of credit quality deterioration subsequent to their origination and for which it was probable, at acquisition, that we would be unable to collect all contractually required payments. Management has applied significant subjective judgment in determining which loans are PCI loans. Evidence of credit quality deterioration as of the purchase date may include data such as past due and nonaccrual status, risk grades and recent loan-to-value percentages. Revolving credit agreements (e.g., home equity lines of credit and revolving commercial loans) where the borrower had revolving privileges at acquisition date are not considered PCI loans because the timing and amount of cash flows cannot be reasonably estimated.

The accounting guidance for PCI loans provides that the difference between the contractually required payments and the cash flows expected to be collected at acquisition, considering the impact of prepayments, is referred to as the nonaccretable difference and is not recorded. Furthermore, the difference between the expected cash flows and the

Page-37

day one fair value should be accreted into interest income at a level rate of return over the remaining term of the loan, provided that the timing and amount of future cash flows is reasonably estimable.

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

Accounting for Income Taxes

Income taxes reported in the financial statements are computed based on an asset and liability approach. We recognize the amount of taxes payable or refundable for the current year and we recognize deferred tax assets and liabilities related to expected future tax consequences. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. We record net deferred tax assets to the

Page-38

extent it is more likely than not that they will be realized. In evaluating our ability to recover the deferred tax assets, Management considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations. In projecting future taxable income, Management develops assumptions including the amount of future state and federal pretax operating income, the reversal of temporary differences, and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates being used to manage the underlying business. Bancorp files consolidated federal and combined state income tax returns.

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

Page-39

Net Interest Income

Net interest income is the difference between the interest earned on loans, investments and other interest-earning assets and the interest expense incurred on deposits and other interest-bearing liabilities. Net interest income is impacted by changes in general market interest rates and by changes in the amounts and composition of interest-earning assets and interest-bearing liabilities. Interest rate changes can create fluctuations in the net interest margin due to an imbalance in the timing of repricing or maturity of assets or liabilities. We manage interest rate risk exposure with the goal of limiting the negative impact of interest rate volatility on net interest margin.

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

Average Statements of Condition and Analysis of Net Interest Income

	Three months ended			Three months ended			Three months ended
	September 30, 2013			June 30, 2013			September 30, 2012
		Interest			Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands; unaudited)	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Interest-bearing due from banks [1]	$61,409	$34	0.22%	$4,485	$3	0.26%	$84,539	$42	0.19%
Investment securities [2,3]	254,515	1,539	2.42%	266,774	1,452	2.18%	241,461	1,578	2.61%
Loans [1,3,4]	1,093,846	13,248	4.74%	1,070,333	13,537	5.00%	1,014,708	14,265	5.50%
Total interest-earning assets [1]	1,409,770	14,821	4.11%	1,341,592	14,992	4.42%	1,340,708	15,885	4.64%
Cash and non-interest-bearing due from banks	32,482			27,331			55,727
Bank premises and equipment, net	9,092			9,313			9,042
Interest receivable and other assets, net	34,796			38,981			36,474
Total assets	$1,486,140			$1,417,217			$1,441,951
Liabilities and Stockholders' Equity
Interest-bearing transaction accounts	$78,109	$12	0.06%	$83,285	$12	0.06%	$159,721	$48	0.12%
Savings accounts	100,730	9	0.03%	95,083	8	0.03%	91,020	26	0.11%
Money market accounts	431,332	101	0.09%	410,823	95	0.09%	435,110	181	0.17%
CDARS® time accounts	2,873	1	0.14%	5,194	2	0.15%	29,519	19	0.25%
Other time accounts	137,733	226	0.65%	136,759	224	0.66%	143,668	254	0.70%
Overnight borrowing [1]	—	—	—%	12,785	5	0.15%	—	—	—%
FHLB fixed-rate advances	15,000	80	2.07%	15,000	79	2.07%	15,000	79	2.07%
Subordinated debenture [1]	—	—	—%	—	—	—%	4,239	74	6.83%
Total interest-bearing liabilities	765,777	429	0.22%	758,929	425	0.22%	878,277	681	0.31%
Demand accounts	547,634			486,410			404,677
Interest payable and other liabilities	12,409			13,092			12,548
Stockholders' equity	160,320			158,786			146,449
Total liabilities & stockholders' equity	$1,486,140			$1,417,217			$1,441,951
Tax-equivalent net interest income/margin [1]		$14,392	3.99%		$14,567	4.30%		$15,204	4.44%
Reported net interest income/margin [1]		$14,042	3.90%		$14,305	4.21%		$14,917	4.35%
Tax-equivalent net interest rate spread			3.89%			4.20%			4.33%

Page-40

Average Statements of Condition and Analysis of Net Interest Income

	Nine months ended				Nine months ended
	September 30, 2013				September 30, 2012
		Interest				Interest
	Average	Income/	Yield/		Average	Income/	Yield/
(Dollars in thousands; unaudited)	Balance	Expense	Rate		Balance	Expense	Rate
Assets
Interest-bearing due from banks [1]	$24,072	$45	0.25%		$80,562	$148	0.24%
Investment securities [2,3]	268,463	4,775	2.37%		223,503	5,050	3.01%
Loans [1,3,4]	1,075,825	40,595	4.98%		1,023,980	45,203	5.80%
Total interest-earning assets [1]	1,368,360	45,415	4.38%		1,328,045	50,401	4.99%
Cash and non-interest-bearing due from banks	29,370			53,676	53,676
Bank premises and equipment, net	9,277			9,187	9,187
Interest receivable and other assets, net	37,211			35,701	35,701
Total assets	$1,444,218				$1,426,609
Liabilities and Stockholders' Equity
Interest-bearing transaction accounts	$96,736	$35	0.05%		$150,150	$137	0.12%
Savings accounts	97,474	25	0.03%	85,011	85,011	72	0.11%
Money market accounts	424,767	295	0.09%	434,359	434,359	544	0.17%
CDARS® time accounts	6,941	8	0.15%	32,541	32,541	72	0.29%
Other time accounts	138,239	682	0.66%	145,023	145,023	827	0.76%
Overnight borrowing [1]	5,420	7	0.17%	—	—	—	—%
FHLB fixed-rate advances	15,000	236	2.07%	16,606	16,606	265	2.10%
Subordinated debenture [1]	—	—	—%	4,745	4,745	152	4.21%
Total interest-bearing liabilities	784,577	1,288	0.22%		868,435	2,069	0.32%
Demand accounts	488,227				402,276
Interest payable and other liabilities	13,455				13,665
Stockholders' equity	157,959				142,233
Total liabilities & stockholders' equity	$1,444,218				$1,426,609
Tax-equivalent net interest income/margin [1]		$44,127	4.25%			$48,332	4.78%
Reported net interest income/margin [1]		$43,143	4.16%			$47,399	4.69%
Tax-equivalent net interest rate spread			4.16%				4.67%

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

Third Quarter of 2013 Compared to Second Quarter of 2013

The tax-equivalent net interest margin was 3.99% in the third quarter of 2013, compared to 4.30% in the prior quarter.  The decrease of thirty-one basis points was primarily due to an increase in lower-yielding cash balances resulting from a higher level of deposits and a lower level of income recognition on loans from the Charter Oak acquisition. In addition, downward repricing on existing loans, as well as new loans yielding lower rates continue to negatively impact the loan yield. The net interest spread decreased thirty-one basis points over the same period for the same reasons.

The average yield on interest-earning assets decreased thirty-one basis points in the third quarter of 2013 compared to the second quarter of 2013 due to the reasons listed above. The loan portfolio as a percentage of average interest-earning assets was 77.6% and 79.8% for the third quarter of 2013 and the second quarter of 2013, respectively. Total

Page-41

average interest-earning assets increased $68.2 million, or 5.1%, in the third quarter of 2013, compared to the second quarter of 2013.

Market interest rates are, in part, based on the target Federal Funds interest rate (the interest rate banks charge each other for short-term borrowings) implemented by the Federal Reserve Open Market Committee ("FOMC"). In December of 2008, the target interest rate reached a historic low with a range of 0% to 0.25% where it remains as of September 30, 2013. Other monetary policy measures taken by the Federal Reserve, including quantitative easing, also impact the interest rate environment. In September of 2012, the Federal Reserve announced a third round of quantitative easing. At the FOMC meeting in September of 2013, members continued their pledge to keep the target range for the Federal Funds rate at 0% to 0.25% and currently anticipate that this exceptionally low range for the Federal Funds rate will be appropriate at least as long as the unemployment rate remains above 6.5%. The combination of this low interest rate environment and the fierce market competition on loan pricing continues to apply downward rate pressure on our loan portfolio.

Third Quarter of 2013 Compared to Third Quarter of 2012

The tax-equivalent net interest margin was 3.99% in the third quarter of 2013, compared to 4.44% in the same quarter last year.  The decrease of forty-five basis points was primarily due to downward repricing on existing loans, new loans yielding lower rates, and a lower level of accretion and gains on pay-offs of purchased loans, partially offset by an increase in higher-yielding loans and securities relative to total interest-earning assets, as well as the downward repricing of deposits and the payoff of the subordinated debenture on September 17, 2012. The net interest spread decreased forty-four basis points over the same period for the same reasons.

The average yield on interest-earning assets decreased fifty-three basis points in the third quarter of 2013 compared to the third quarter of 2012 due to the reasons listed above. The loan portfolio as a percentage of average interest-earning assets was 77.6% and 75.7% for the third quarter of 2013 and the third quarter of 2012, respectively. Total average interest-earning assets increased $69.1 million, or 5.2%, in the third quarter of 2013, compared to the third quarter of 2012.

The average rate on interest-bearing liabilities decreased nine basis points in the third quarter of 2013 compared to the same period a year ago, primarily due to lower offered deposit rates and the payoff of the subordinated debenture on September 17, 2012.

Nine Months 2013 Compared to Nine Months 2012

The tax-equivalent net interest margin was 4.25% in the first nine months of 2013, compared to 4.78% in the same period last year.  The decrease of fifty-three basis points was primarily due to new loans yielding lower rates, downward repricing on existing loans, and a lower level of accretion and gains on pay-offs of purchased loans. These decreases were partially offset by a shift in the mix of interest-earning assets from lower-yielding interest-bearing due from banks towards higher-yielding loans and securities, as well as the downward repricing of deposits and the payoff of the subordinated debenture on September 17, 2012. The net interest spread decreased fifty-one basis points over the same period for the same reasons.

The average yield on interest-earning assets decreased sixty-one basis points in the first nine months of 2013 compared to the first nine months of 2012 due to the reasons listed above. The loan portfolio as a percentage of average interest-earning assets was 78.6% and 77.1% for the nine months ended September 30, 2013 and 2012, respectively. Total average interest-earning assets increased $40.3 million, or 3.0%, in the first nine months of 2013 compared to the first nine months of 2012.

The average rate on interest-bearing liabilities decreased ten basis points in the first nine months of 2013 compared to the same period a year ago, primarily due to lower offered deposit rates and the payoff of the subordinated debenture on September 17, 2012.

Page-42

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

At September 30, 2013, we refined our methodology for calculating the general allowance for loan losses for categories of credits. The refinement did not result in significant changes in the amount of allowance as discussed in Note 6 to our Consolidated Financial Statements in this Form 10-Q.

There was a reversal in the provision for loan losses totaling $480 thousand in the third quarter of 2013, compared to a provision for loan losses of $1.1 million in the prior quarter and $2.1 million in the same quarter a year ago. The reversal in the provision for loan losses in the third quarter of 2013 was primarily related to the removal of approximately $460 thousand in reserves for a specific pool of consumer loans due to improved collateral values.

In the second quarter of 2013, we established a $1.2 million specific reserve on a problem land development loan based on the appraised value of the parcels securing the loan.  During the third quarter of 2013, the borrower entered into a sales agreement to sell one of the parcels at a significantly higher price than the appraised value.  At September 30, 2013, it was uncertain if the sale would close and the appraisal received in the second quarter of 2013 was the most reliable information available to management to determine the fair value of the collateral at September 30, 2013.  The sale ultimately closed escrow in October 2013, at which time the outstanding loan was paid down and the amount of specific reserve was reduced by approximately $900 thousand.

The allowance for loan losses decreased to 1.26% of loans at September 30, 2013, from 1.32% at June 30, 2013. The decrease in the allowance for loan losses as a percentage of loans is primarily due to the removal of reserves for a specific pool of consumer loans (mentioned above), the continued low level of charge offs, and the absence of newly identified significant non-accrual loans.

Non-accrual loans totaled $17.3 million, or 1.58% of Bancorp's loan portfolio at September 30, 2013, compared to $18.5 million, or 1.69% at June 30, 2013 and $17.7 million, or 1.64% at December 31, 2012. The decrease in non-accrual loans from the prior quarter primarily relates to pay downs on one commercial real estate loan and one commercial loan during the quarter.

Impaired loan balances totaled $31.0 million at September 30, 2013, compared to $29.6 million at June 30, 2013 and $30.3 million at December 31, 2012, with specific valuation allowances of $2.8 million, $3.1 million and $2.4 million, respectively. Classified loans, which have regulatory risk grades of "substandard" or "doubtful", increased to $30.9 million at September 30, 2013, from $27.6 million at June 30, 2013 and decreased from $36.9 million at December 31, 2012. The increase in these classified loans when compared to the previous quarter was primarily due to a $2.9 million commercial real estate loan being downgraded during the third quarter of 2013 that did not require a significant reserve based on a recent appraisal.

Net charge-offs in the third quarter of 2013 totaled $69 thousand, compared to net charge-offs of $177 thousand in the prior quarter and net charge-offs of $2.4 million in the third quarter of 2012. The charge-off in the third quarter of 2012 primarily related to one commercial real estate loan. The percentage of net charge-offs to average loans was 0.01% in the third quarter of 2013, compared to 0.02% in the second quarter of 2013 and 0.24% in the third quarter of 2012. Net charge-offs in the first nine months of 2013 and 2012 totaled $243 thousand and $3.7 million, respectively.

Page-43

Non-interest Income

The table below details the components of non-interest income.

				September 30, 2013		September 30, 2013
				compared to		compared to
				June 30, 2013		September 30, 2012
	Three months ended			Amount	Percent	Amount	Percent
(dollars in thousands; unaudited)	September 30, 2013	June 30, 2013	September 30, 2012	Increase (Decrease)	Increase (Decrease)	Increase (Decrease)	Increase (Decrease)
Service charges on deposit accounts	$509	$515	$528	$(6)	(1.2)%	$(19)	(3.6)%
Wealth Management and Trust Services	532	539	507	(7)	(1.3)%	25	4.9%
Debit card interchange fees	288	280	261	8	2.9%	27	10.3%
Merchant interchange fees	196	222	183	(26)	(11.7)%	13	7.1%
Earnings on Bank-owned life insurance	179	186	192	(7)	(3.8)%	(13)	(6.8)%
Other income	249	202	130	47	23.3%	119	91.5%
Total non-interest income	$1,953	$1,944	$1,801	$9	0.5%	$152	8.4%

	Nine months ended		Amount	Percent
(dollars in thousands; unaudited)	September 30, 2013	September 30, 2012	Increase (Decrease)	Increase (Decrease)
Service charges on deposit accounts	$1,545	$1,601	$(56)	(3.5)%
Wealth Management and Trust Services	1,618	1,451	167	11.5%
Debit card interchange fees	820	754	66	8.8%
Merchant interchange fees	623	562	61	10.9%
Earnings on Bank-owned life insurance	766	572	194	33.9%
Other income	631	356	275	77.2%
Total non-interest income	$6,003	$5,296	$707	13.3%

The increase in Wealth Management and Trust Services (WMTS) income in both the three-month and nine-month periods ended September 30, 2013 compared to the same periods last year is due to the acquisition of new assets and market value appreciation of existing assets under management. The increase in WMTS income when comparing the nine-month period ended September 30, 2013 to the same period last year is also due to significant non-recurring fees earned for estate and probate administration services performed in the first quarter of 2013. In the three-month period ending September 30, 2013, WMTS income decreased slightly compared to the prior quarter due to downward market fluctuation during August, specifically in the equities market. Assets under management totaled approximately $310.3 million at September 30, 2013, $298.1 million at June 30, 2013 and $292.7 million at September 30, 2012.

Debit card interchange fees in the third quarter of 2013 increased when compared to the same quarter in 2012 primarily due to an increase in the volume of debit card usage. Debit card interchange fees also increased in the nine months ended September 30, 2013 when compared to the same period last year for the same reason.

Page-44

Merchant interchange fees decreased in the third quarter of 2013 when compared to the prior quarter due to lower merchant sales volume. The increase in merchant interchange fees when compared to the same quarter a year ago is due to higher merchant sales volume, as well as the addition of a new vendor. Merchant interchange fees also increased in the first nine months of 2013 when compared to the first nine months of 2012 for the same reasons.

Bank-owned life insurance (“BOLI”) income increased in the nine-month period ended September 30, 2013 when compared to the nine-month period ended September 30, 2012 due to a $223 thousand death benefit realized on the death of an insured employee in the first quarter of 2013.

Other income increased for the three months ended September 30, 2013 when compared to the previous quarter and the same quarter a year ago, primarily due to higher dividend income from the FHLB and higher credit card referral fees, partially offset by the loss on the sale of securities. Other income also increased when comparing the first nine months of 2013 to the first nine months of 2012 for the same reasons, as well as a gain on the sale of a repossessed personal property.

Page-45

Non-interest Expense

The table below details the components of non-interest expense.

				September 30, 2013		September 30, 2013
				compared to		compared to
				June 30, 2013		September 30, 2012
	Three months ended			Amount	Percent	Amount	Percent
(dollars in thousands; unaudited)	September 30, 2013	June 30, 2013	September 30, 2012	Increase (Decrease)	Increase (Decrease)	Increase (Decrease)	Increase (Decrease)
Salaries and related benefits	$5,389	$5,430	$5,211	$(41)	(0.8)%	$178	3.4%
Occupancy and equipment	1,040	1,052	1,089	(12)	(1.1)%	(49)	(4.5)%
Depreciation and amortization	343	353	339	(10)	(2.8)%	4	1.2%
Federal Deposit Insurance Corporation	244	223	221	21	9.4%	23	10.4%
Data processing	612	696	596	(84)	(12.1)%	16	2.7%
Professional services	775	814	519	(39)	(4.8)%	256	49.3%
Other non-interest expense
Advertising	90	114	127	(24)	(21.1)%	(37)	(29.1)%
Other expense	1,614	1,737	1,490	(123)	(7.1)%	124	8.3%
Total other non-interest expense	1,704	1,851	1,617	(147)	(7.9)%	87	5.4%
Total non-interest expense	$10,107	$10,419	$9,592	$(312)	(3.0)%	$515	5.4%

	Nine months ended		Amount	Percent
(dollars in thousands; unaudited)	September 30, 2013	September 30, 2012	Increase (Decrease)	Increase (Decrease)
Salaries and related benefits	$16,117	$16,129	$(12)	(0.1)%
Occupancy and equipment	3,165	3,132	33	1.1%
Depreciation and amortization	1,032	1,021	11	1.1%
Federal Deposit Insurance Corporation	681	672	9	1.3%
Data processing	1,857	1,862	(5)	(0.3)%
Professional services	2,116	1,620	496	30.6%
Other non-interest expense
Advertising	322	371	(49)	(13.2)%
Other expense	4,931	4,305	626	14.5%
Total other non-interest expense	5,253	4,676	577	12.3%
Total non-interest expense	$30,221	$29,112	$1,109	3.8%

Page-46

Salary and benefit expenses increased in the third quarter of 2013 when compared to the same quarter last year mainly due to annual merit increases and key positions being filled that were open in the first half of 2013, as well as associated payroll taxes. These increases were partially offset by higher capitalized and deferred loan origination costs, as our standard loan origination costs have been revised effective January 1, 2013 and applied to the loan originations this year.

The decrease in data processing expenses in the third quarter of 2013 when compared to the previous quarter primarily reflects charges for technological upgrades incurred in the second quarter.

Professional service expenses increased in the third quarter of 2013 when compared to the same quarter last year mainly due to fees related to the NorCal acquisition. Professional service expenses during the first nine months of 2013 increased when compared to the same period a year ago for the same reasons.

Other expenses in the third quarter of 2013 decreased when compared to the prior quarter primarily due to sales recognition and shareholder events that occur annually in the second quarter, and lower promotion and development expenses. The increase in other expenses when compared to the same quarter last year primarily reflects an increase in recruitment fees, as well as merchant card expenses. Other expenses in the first nine months of 2013 increased when compared to the same period a year ago primarily due to recruitment fees, merchant card expenses and a higher provision for losses on off-balance sheet commitments.

Provision for Income Taxes

The provision for income taxes for the third quarter of 2013 is $2.4 million at an effective tax rate of 37.1%, compared to $1.7 million at an effective tax rate of 35.4% in the previous quarter and $1.8 million at an effective tax rate of 35.9% in the same quarter last year. The increase in the effective tax rate in the third quarter of 2013 compared to the prior quarter was primarily due to non-deductible acquisition related expenses incurred in the third quarter of 2013. The provision for income taxes for the first nine months of 2013 is $6.6 million at an effective tax rate of 35.7%, compared to $8.3 million at an effective tax rate of 38.7% for the first nine months of 2012. The decrease in the effective tax rate from the prior year is primarily due to a lower expected pre-tax income. These provisions reflect accruals for taxes at the applicable rates for federal income tax and California franchise tax based upon pre-tax income, and adjusted for the effects of all permanent differences between income for tax and financial reporting purposes (such as earnings on qualified municipal securities, BOLI and certain tax-exempt loans). Therefore, there are normal fluctuations in the effective rate from period to period based on the relationship of net permanent differences to income before tax.

Bancorp and the Bank have entered into a tax allocation agreement which provides that income taxes shall be allocated between the parties on a separate entity basis. The intent of this agreement is that each member of the consolidated group will incur no greater tax liability than it would have incurred on a stand-alone basis.

We file a consolidated return in the U.S. Federal tax jurisdiction and a combined return in the State of California tax jurisdiction. We are no longer subject to tax examinations by taxing authorities for years beginning before 2010 for U.S. Federal or before 2009 for California. There were no ongoing federal income tax examinations at the issuance of this report.

The State of California is currently examining 2011 and 2012 corporate income tax returns. At the time of issuance of this quarterly report, no adjustments have been proposed by the California Franchise Tax Board in connection with the examination. Although timing of the resolution or closure of the examination is highly uncertain, we do not believe that our unrecognized tax benefits will materially change in the next 12 months.

Page-47

FINANCIAL CONDITION

Summary

During the first nine months of 2013, total assets increased $48.9 million to $1.5 billion.  The increase in assets primarily reflects increases in cash and cash equivalents and loans, partially offset by a decrease in investment securities. Our investment securities portfolio decreased $44.0 million in the first nine months of 2013, primarily due to $28.0 million of pay-downs and $8.8 million of called securities. We also sold four available-for-sale privately issued CMO securities in the first nine months of 2013 with proceeds of $2.2 million and a loss of $35 thousand. Investment securities in our portfolio that may be backed by mortgages having sub-prime or Alt-A features (certain privately issued CMOs) represent 4.8% of our total investment portfolio at September 30, 2013, compared to 6.4% at December 31, 2012. At September 30, 2013, approximately 50% of the Bank’s obligations of state and political subdivisions were issued by political subdivisions or agencies within the State of California, of which approximately 25% are revenue bonds, 18% are California tax allocation bonds, and 16% are general obligation bonds.

We had a relatively strong level of loan originations this year that was partially offset by early pay-offs and refinancing activity, in line with current market pressure and strong competition for quality loans, as well as maturities and our successful resolution of problem loans. The following table presents the composition of our loans outstanding by class:

Loans Outstanding (Dollars in thousands; September 30, 2013 unaudited)	September 30, 2013	December 31, 2012
Commercial and industrial	$168,840	$176,431
Real estate
Commercial owner-occupied	206,173	196,406
Commercial investor-owned	547,337	509,006
Construction	24,993	30,665
Home equity	86,204	93,237
Other residential [1]	43,572	49,432
Installment and other consumer loans	15,732	18,775
Total loans	1,092,851	1,073,952
Allowance for loan losses	(13,808)	(13,661)
Total net loans	$1,079,043	$1,060,291

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

During the first nine months of 2013, total liabilities increased $38.9 million to $1.3 billion primarily due to an increase in deposits. Non-interest bearing deposits increased $147.4 million to $537.1 million at September 30, 2013. The increase in non-interest bearing deposits in the first nine months of 2013 is primarily due to a strategic product change which discontinued interest on one type of consumer account in the first quarter of 2013. This resulted in a reclassification of the accounts from interest-bearing transaction to non-interest bearing accounts, with the affected balances totaling $83.1 million at September 30, 2013. Non-interest bearing deposits comprised 41.6% of total deposits at September 30, 2013, compared to 31.1% at December 31, 2012.

Page-48

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

Capital ratios are reviewed by Management on a regular basis to ensure that capital exceeds the prescribed regulatory minimums and is adequate to meet our anticipated future needs.  For all periods presented, the Bank’s ratios exceed the regulatory definition of “well capitalized” under the regulatory framework for prompt corrective action and Bancorp’s ratios exceed the required minimum ratios for capital adequacy purposes. Capital ratios are expected to decline when the pending NorCal acquisition is completed. However, we expect the Bank to remain well-capitalized under the current requirements for capital adequacy, as well as under the new Basel III rules, as discussed in Note 3 to the consolidated financial statements in this form 10-Q.

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

The Bank’s and Bancorp’s capital adequacy ratios as of September 30, 2013 and December 31, 2012 are presented in the following tables. We continue to build capital in 2013 due to the accumulation of net income.

Capital Ratios for Bancorp (in thousands; September 30, 2013 unaudited)	Actual Ratio		Ratio to Capital Adequacy Purposes
As of September 30, 2013	Amount	Ratio	Amount	Ratio
Total Capital (to risk-weighted assets)	$175,536	14.13%	≥$99,413	≥ 8.0%
Tier 1 Capital (to risk-weighted assets)	$161,139	12.97%	≥$49,707	≥ 4.0%
Tier 1 Capital (to average assets)	$161,139	10.85%	≥$59,410	≥ 4.0%

As of December 31, 2012
Total Capital (to risk-weighted assets)	$163,900	13.71%	≥$95,655	≥ 8.0%
Tier 1 Capital (to risk-weighted assets)	$149,737	12.52%	≥$47,827	≥ 4.0%
Tier 1 Capital (to average assets)	$149,737	10.30%	≥$58,169	≥ 4.0%

Page-49

Capital Ratios for the Bank (in thousands; September 30, 2013 unaudited)	Actual Ratio		Ratio for Capital Adequacy Purposes		Ratio to be Well Capitalized under Prompt Corrective Action Provisions
As of September 30, 2013	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk-weighted assets)	$172,629	13.89%	≥$99,406	≥ 8.0%	≥$124,257	≥ 10.0%
Tier 1 Capital (to risk-weighted assets)	$158,231	12.73%	≥$49,703	≥ 4.0%	≥$74,554	≥ 6.0%
Tier 1 Capital (to average assets)	$158,231	10.65%	≥$59,406	≥ 4.0%	≥$74,258	≥ 5.0%

As of December 31, 2012
Total Capital (to risk-weighted assets)	$162,554	13.60%	≥$95,652	≥ 8.0%	≥$119,566	≥ 10.0%
Tier 1 Capital (to risk-weighted assets)	$148,391	12.41%	≥$47,826	≥ 4.0%	≥$71,739	≥ 6.0%
Tier 1 Capital (to average assets)	$148,391	10.20%	≥$58,168	≥ 4.0%	≥$72,710	≥ 5.0%

Liquidity

The goal of liquidity management is to provide adequate funds to meet both loan demand and unexpected deposit withdrawals. We accomplish this goal by maintaining an appropriate level of liquid assets, and formal lines of credit with the FHLB, FRB and correspondent banks that enable us to borrow funds as needed. Our Asset/Liability Management Committee (“ALCO”), which is comprised of certain directors and executives of the Bank, is responsible for establishing and monitoring our liquidity targets and strategies.

Management regularly adjusts our investments in liquid assets based upon our assessment of expected loan demand, expected deposit flows, yields available on interest-earning securities and the objectives of our asset/liability management program. ALCO has also developed a contingency plan should liquidity drop unexpectedly below internal requirements.

We obtain funds from the repayment and maturity of loans as well as deposit inflows, investment security maturities and pay-downs, Federal Funds purchases, FHLB advances, and other borrowings.  Our primary uses of funds are the origination of loans, the purchase of investment securities, deposit withdrawals, maturity of certificate of deposits, repayment of borrowings, and dividends to common stockholders.

We must retain and attract new deposits, which depends upon the variety and effectiveness of our customer account products, service and convenience, and rates paid to customers, as well as our financial strength. Any long-term decline in retail deposit funding would adversely impact our liquidity. The Transaction Account Guarantee ("TAG") program, which fully insured non-interest bearing transactions, expired on December 31, 2012. We have not experienced any significant impact on our liquidity from the expiration of TAG. We have borrowing capacity through FHLB and FRB which can be drawn upon and we have adequate collateral for such funding requirements. Management anticipates our strong liquidity position will provide adequate liquidity to fund our operations.

As presented in the accompanying unaudited consolidated statements of cash flows, the sources of liquidity vary between periods. Our cash and cash equivalents at September 30, 2013 totaled $99.4 million, an increase of $71.0 million over December 31, 2012. The primary sources of funds during the first nine months of 2013 included $39.2 million increase in net deposits, $39.0 million in proceeds from sales, pay-downs and maturities of investment securities and $14.6 million net cash provided by operating activities. The primary uses of funds were $20.4 million in loan originations (net of principal collections). The banking industry is still experiencing diminished loan demand from qualified borrowers and strong competition.

At September 30, 2013, our cash and cash equivalents and unpledged available-for-sale securities with estimated maturities within one year totaled $105.0 million. The remainder of the unpledged available-for-sale securities portfolio of $113.7 million provides additional liquidity. These liquid assets equaled 14.7% of our assets at September 30, 2013, compared to 12.7% at December 31, 2012.

We anticipate that cash and cash equivalents on hand and other sources of funds will provide adequate liquidity for our operating, investing and financing needs and our regulatory liquidity requirements for the foreseeable future.

Page-50

Management monitors our liquidity position daily, balancing loan funding/payments with changes in deposit activity and overnight investments. Our emphasis on local deposits combined with our well capitalized equity position, provides a very stable funding base. In addition to cash and cash equivalents, we have substantial additional borrowing capacity including unsecured lines of credit totaling $87.0 million with correspondent banks.  Further, we have pledged a certain residential loan portfolio to secure our borrowing capacity with the FRB, which totaled $24.9 million at September 30, 2013.  As of September 30, 2013, there is no debt outstanding to correspondent banks or the FRB. We are also a member of the FHLB and have a line of credit (secured under terms of a blanket collateral agreement by a pledge of essentially all of our financial assets) in the amount of $414.8 million, of which $399.8 million was available at September 30, 2013. Borrowings under the line are limited to eligible collateral. The interest rates on overnight borrowings with both correspondent banks and the FHLB are determined daily and generally approximate the Federal Funds target rate.

Undisbursed loan commitments, which are not reflected on the consolidated statements of condition, totaled $294.4 million at September 30, 2013 at rates ranging from 1.70% to 18.00%. This amount included $155.5 million under commercial lines of credit (these commitments are contingent upon customers maintaining specific credit standards), $87.7 million under revolving home equity lines, $27.3 million under undisbursed construction loans, $13.1 million under standby letters of credit, and a remaining $10.8 million under personal and other lines of credit. These commitments, to the extent used, are expected to be funded primarily through the repayment of existing loans, deposit growth and existing balance sheet liquidity. Over the next twelve months $82.5 million of time deposits will mature. We expect these funds to be replaced with new time deposits.

Since Bancorp is a holding company and does not conduct regular banking operations, its primary sources of liquidity are dividends from the Bank. Under the California Financial Code, payment of a dividend from the Bank to Bancorp without advance regulatory approval is restricted to the lesser of the Bank’s retained earnings or the amount of the Bank’s undistributed net profits from the previous three fiscal years. The primary uses of funds for Bancorp are shareholder dividends and ordinary operating expenses.  Bancorp held $2.7 million of cash at September 30, 2013. While Bancorp obtained a dividend distribution from the Bank of $5.0 million in February of 2013, a dividend from the Bank to Bancorp will be needed later in 2013 to cover merger consideration and costs associated with the acquisition of NorCal Community Bancorp. The transaction is on schedule to close in the fourth quarter of 2013. For more information on this transaction, please see the S-4 filed with the Securities and Exchange Commission ("SEC") on August 23, 2013, and Form 8-K Reports filed with the SEC on July 1 and July 5, 2013. For other important factors regarding the NorCal acquisition, please see the Forward Looking Statements and Risk Factors sections of this Form 10-Q.

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

Page-51

resulting from hypothetical interest changes are not within the limits established by the Board of Directors, Management may adjust the asset and liability mix to bring interest rate risk within approved limits.

Subsequent to 2009, there have been no changes in the Fed Funds target rate which has been kept at the historically low level of 0-25bp. Since the prior quarter, the yield curve has steepened and rates along the intermediate to long end of the yield curve have increased notably. It is expected to benefit us when market yields in new loans respond to this yield curve movement, although it may be on a lagged basis. Our existing investment portfolio has experienced a sharp decline in market value due to the rise in the yield curve. We are more asset sensitive compared to June 30, 2013 due to accumulation of liquid assets during the third quarter. Our earnings and net interest margin are expected to increase when short term rates rise. In addition to our solid core deposit base, we have mitigated earnings sensitivity to a certain extent through the use of interest rate swaps.

ITEM 4.       Controls and Procedures

We maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information required to be disclosed is accumulated and communicated to management in an appropriate manner to allow timely decisions regarding required disclosures. Management, including the Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, has reviewed this system of disclosure controls and procedures and believes that our disclosure controls and procedures (as that term is defined in Rule 13a-15(e) of the Exchange Act) were effective, as of the end of the period covered by this report, in recording, processing, summarizing and reporting information required to be disclosed in reports that we file or submit under the Securities and Exchange Act of 1934, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  No material changes were made in our internal controls over financial reporting during the last fiscal quarter.

Page-52

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

ITEM 1A      Risk Factors

In addition to the other information contained in this Report, including the matters addressed under the section “Forward Looking Statements,” and the risks which can be found in our Annual Report on Form 10-K for the year ended December 31, 2012, you should carefully consider the risk factors related to the proposed acquisition of NorCal Community Bancorp which are included in the Form 10-Q for the quarter ended June 30, 2013.

ITEM 2       Unregistered Sales of Equity Securities and Use of Proceeds

We did not have any unregistered sales of our equity securities during the three months ended September 30, 2013.

ITEM 3       Defaults Upon Senior Securities

None.

ITEM 4      Mine Safety Disclosures

Not applicable.

ITEM 5      Other Information

None.

Page-53

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

Page-54

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bank of Marin Bancorp
(registrant)

November 8, 2013	/s/ Russell A. Colombo
Date	Russell A. Colombo
President &
Chief Executive Officer
(Principal Executive Officer)

November 8, 2013	/s/ Tani Girton
Date	Tani Girton
Executive Vice President &
Chief Financial Officer
(Principal Financial Officer)

November 8, 2013	/s/ Cecilia Situ
Date	Cecilia Situ
First Vice President &
Manager of Finance & Treasury
(Principal Accounting Officer)

Page-55