Form 10-K
period 2013-12-31
Bank of Marin Bancorp
filed 2014-03-17
CIK 1403475

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

OR

 ☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission File Number  001-33572

Bank of Marin Bancorp
(Exact name of Registrant as specified in its charter)

California	20-8859754
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

504 Redwood Boulevard, Suite 100, Novato, CA	94947
(Address of principal executive office)	(Zip Code)

Registrant’s telephone number, including area code:  (415) 763-4520

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
Yes   ☐         No  ☒

As of June 30, 2013, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the voting common equity held by non-affiliates, based upon the closing price per share of the registrant's common stock as reported by the NASDAQ, was approximately $210 million. For the purpose of this response, directors and officers of the Registrant are considered the affiliates at that date.

As of February 28, 2014, there were 5,900,891 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on May 13, 2014 are incorporated by reference into Part III.

TABLE OF CONTENTS

PART I		Page-4

Forward-Looking Statements		Page-4

ITEM 1.	BUSINESS	Page-4
ITEM 1A.	RISK FACTORS	Page-12
ITEM 1B.	UNRESOLVED STAFF COMMENTS	Page-20
ITEM 2.	PROPERTIES	Page-20
ITEM 3.	LEGAL PROCEEDINGS	Page-20
ITEM 4.	MINE SAFETY DISCLOSURES	Page-20

PART II		Page-22

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	Page-22
ITEM 6.	SELECTED FINANCIAL DATA	Page-24
ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	Page-25
	Forward-Looking Statements	Page-25
	Executive Summary	Page-25
	Critical Accounting Policies	Page-26

	RESULTS OF OPERATIONS	Page-30
	Net Interest Income	Page-32
	Provision for Loan Losses	Page-35
	Non-Interest Income	Page-36
	Non-Interest Expense	Page-37
	Provision for Income Taxes	Page-39

	FINANCIAL CONDITION	Page-39
	Investment Securities	Page-39
	Loans	Page-42
	Allowance for Loan Losses	Page-45
	Other Assets	Page-49
	Deposits	Page-49
	Borrowings	Page-50
	Deferred Compensation Obligations	Page-50
	Off Balance Sheet Arrangements and Commitments	Page-50
	Capital Adequacy	Page-51
	Liquidity	Page-52

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	Page-53

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Page-55

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

Forward-looking statements are based on Management's current expectations regarding economic, legislative, and regulatory issues that may impact our earnings in future periods. A number of factors—many of which are beyond Management’s control—could cause future results to vary materially from current Management expectations. Such factors include, but are not limited to, general economic conditions, the economic uncertainty in the United States and abroad, changes in interest rates, deposit flows, real estate values, expected future cash flows on acquired loans and securities, integration of acquisitions and competition; changes in accounting principles, policies or guidelines; changes in legislation or regulation; adverse weather conditions; and other economic, competitive, governmental, regulatory and technological factors affecting our operations, pricing, products and services.

The events or factors that could cause results or performance to materially differ from those expressed in our prior forward-looking statements concerning the NorCal acquisition include:

•	lower than expected consolidated revenues;

•	higher than expected acquisition related costs;

•	losses of deposit and loan customers resulting from the acquisition;

•	greater than expected operating costs and/or loan losses;

•	significant increases in competition;

•	the inability to achieve expected cost savings from the acquisition, or the inability to achieve those savings as soon as expected; and

•	unexpected costs and difficulties in adapting to technological changes and integrating systems.

These and other important factors are detailed in Item 1A Risk Factors section of this report. Forward-looking statements speak only as of the date they are made. We do not undertake to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made or to reflect the occurrence of unanticipated events.

ITEM 1        BUSINESS

Bank of Marin (the “Bank”) was incorporated in August 1989, received its charter from the California Superintendent of Banks (now the California Department of Business Oversight or "DBO") and commenced operations in January 1990. The Bank is an insured bank under the Federal Deposit Insurance Corporation (“FDIC”). On July 1, 2007 (the “Effective Date”), a bank holding company reorganization was completed whereby Bank of Marin Bancorp (“Bancorp”) became the parent holding company for the Bank, the sole and wholly-owned subsidiary of Bancorp. On the Effective Date, each outstanding share of Bank of Marin common stock was converted into one share of Bank of Marin Bancorp common stock. Bancorp is listed at NASDAQ and assumed the ticker symbol BMRC, which was formerly used by the Bank. Prior to the Effective Date, the Bank filed reports and proxy statements with the FDIC pursuant to Sections 12 of the Securities Exchange Act of 1934 (the “1934 Act”). Upon formation of the holding company, Bancorp became subject to regulation under the Bank Holding Company Act of 1956, as amended, which subjects Bancorp to Federal

Page-4

Reserve Board reporting and examination requirements, and Bancorp now files 1934 Act reports with the Securities and Exchange Commission.

References in this report to “Bancorp” mean Bank of Marin Bancorp, parent holding company for the Bank. References to “we,” “our,” “us” mean the holding company and the Bank that are consolidated for financial reporting purposes.

Most of our business is conducted through Bancorp's subsidiary, the Bank, which is headquartered in Novato, California. As of December 31, 2013, we operated through twenty-one offices in Marin, Sonoma, San Francisco, Napa and Alameda counties with a strong emphasis on supporting the local community. Our customer base is made up of business and personal banking relationships from the communities near the branch office locations. Our business banking focus is on small to medium-sized businesses, professionals and not-for-profit organizations.

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

Our ATM network is linked to the PLUS, CIRRUS and NYCE networks, as well as to a network of nation-wide surcharge-free ATM's called MoneyPass. We also offer our depositors 24-hour access to their accounts by telephone and through our internet banking products available to personal and business account holders.

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

Market Area

Our primary market area consists of Marin, San Francisco, Napa, Sonoma and Alameda counties. Our customer base is primarily made up of business and personal banking relationships within these market areas.

As discussed in Note 2 to the Consolidated Financial Statements in Item 8 of this report, in November 2013, we expanded our community banking footprint to Alameda County through the acquisition of $280.9 million of assets, the

Page-5

assumption of $246.4 million of liabilities, and the addition of four branch offices serving Alameda, Emeryville, and Oakland of the former NorCal Community Bancorp ("NorCal"), parent company of Bank of Alameda (the “Acquisition”).

On February 18, 2011, we entered into a modified whole-bank purchase and assumption agreement without loss share (the “P&A Agreement”) with the Federal Deposit Insurance Corporation (the “FDIC”), the receiver of Charter Oak Bank of Napa, California. We purchased $107.8 million in assets and assumed $107.7 million in liabilities of the former Charter Oak Bank to enhance our market presence in Napa.

We attract deposit relationships from individuals, merchants, small to medium-sized businesses, not-for-profit organizations and professionals who live and/or work in the communities comprising our market areas. As of December 31, 2013, approximately 62% of our deposits are in Marin and southern Sonoma Counties, and approximately 56% of our deposits are from businesses and 44% are from individuals.

Competition

The banking business in California generally, and in our market area specifically, is highly competitive with respect to attracting both loan and deposit relationships. The increasingly competitive environment is impacted by changes in regulation, interest rate environment, technology and product delivery systems, and the consolidation among financial service providers. The banking industry is seeing extreme competition for quality loans, which has resulted in limited loan growth in the past year. Larger banks are seeking to expand lending to businesses, which are traditionally community bank customers.

In all of our five counties, we have significant competition with nationwide banks, which have much larger branch networks nationwide, as well as several thrifts, credit unions and other independent banks. We have the largest business core deposit market share, representing 23.3% of business core deposits in Marin County according to the Deposit & Market Share Report from the California Banksite Corporation based upon the FDIC deposit market share data as of June 30, 2013. A significant driver of our franchise value is the growth and stability of our checking and savings deposits, a low cost funding source for our loan portfolio. Bank of Marin maintains the highest market share in Marin County as a community bank, and has the third highest market share behind two national banks. We have a presence in Sonoma County with 6% market share, and are building shares in the San Francisco, Napa and Alameda markets.

We also compete for depositors' funds with money market mutual funds and with non-bank financial institutions such as brokerage firms and insurance companies. Among the competitive advantages held by some of these non-bank financial institutions is their ability to finance extensive advertising and funding campaigns and allocate investments to our markets.

Nationwide banks have the competitive advantages of national advertising campaigns and technology infrastructure to achieve economies of scale. Large commercial banks also have substantially greater lending limits and have the ability to offer certain services which are not offered directly by us.

In order to compete with the numerous, and often larger, financial institutions in our primary market area, we use, to the fullest extent possible, the flexibility and rapid response capabilities which are accorded by our independent status, local leadership and local decision making. Our competitive advantages also include an emphasis on personalized service, community involvement, philanthropic giving, local promotional activities and strong relationships with our customers. The commitment and dedication of our directors, officers and staff have also contributed greatly to our success in competing for business.

Employees

At December 31, 2013, we employed 281 full-time equivalent (“FTE”) staff. The actual number of employees, including part-time employees, at year-end 2013 included five executive officers, 103 other corporate officers and 189 staff. None of our employees are presently represented by a union or covered by a collective bargaining agreement. We believe that our employee relations are good. We have been recognized as one of the “Best Places to Work” by the North Bay Business Journal and as a "Top Corporate Philanthropist” by the San Francisco Business Times for many years.

Page-6

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

The BHCA regulates the activities of holding companies including acquisitions, mergers and consolidations and, together with the Gramm-Leach Bliley Act of 1999, the scope of allowable banking activities. Bancorp is also a bank holding company within the meaning of the California Financial Code. As such, Bancorp and its subsidiaries are subject to examination by, and may be required to file reports with, the DBO.

Bank Regulation

Banking regulations are primarily intended to protect consumers, depositors' funds, federal deposit insurance funds and the banking system as a whole. These regulations affect our lending practices, consumer protections, capital structure, investment practices and dividend policy.

As a state chartered bank, we are subject to regulation and examination by the DBO. We are also subject to regulation, supervision and periodic examination by the FDIC. If, as a result of an examination of the Bank, the FDIC or the DBO should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of our operations are unsatisfactory, or that we have violated any law or regulation, various remedies are available to those regulators including issuing a “cease and desist” order, monetary penalties, restitution, restricting our growth or removing officers and directors.

The following discussion summarizes certain significant laws, rules and regulations affecting both Bancorp and the Bank. The Bank addresses the many state and federal regulations it is subject to through a comprehensive compliance program that addresses the various risks associated with these issues.

Dividends

The payment of cash dividends by the Bank to Bancorp is subject to restrictions set forth in the California Financial Code (the “Code”). Prior to any distribution from the Bank to Bancorp, a calculation is made to ensure compliance with the provisions of the Code and to ensure that the Bank remains within capital guidelines set forth by the DBO and the FDIC. Management anticipates that there will be sufficient earnings at the Bank level to provide dividends to Bancorp to meet its cash requirements for 2014. See also Note 9 to the Consolidated Financial Statements, under the heading “Dividends” in Item 8 of this report.

FDIC Insurance Assessments

Our deposits are insured by the FDIC to the maximum amount permitted by law, which is currently $250,000 per depositor. The 2010 enacted Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) made the deposit insurance coverage permanent at the $250,000 level retroactive to January 1, 2008.

On February 7, 2011, as required by the Dodd-Frank Act, the FDIC approved a rule that changed the FDIC insurance assessment base from adjusted domestic deposits to average consolidated total assets minus average tangible equity, defined as Tier 1 capital. The new rule lowered assessment rates to between 2.5 and 9 basis points on the broader base for banks in the lowest risk category, and 30 to 45 basis points for banks in the highest risk category. The change was effective beginning with the second quarter of 2011. Since we have a solid core deposit base, do not rely heavily on borrowings and brokered deposits and maintain high asset quality, the benefit of the lower assessment rate (which dropped by approximately half for us in 2011) significantly outweighed the effect of a wider assessment base.

Page-7

Community Reinvestment Act

We are subject to the provisions of the Community Reinvestment Act (“CRA”), under which all banks and thrifts have a continuing and affirmative obligation, consistent with safe and sound operations, to help meet the credit needs of their entire communities, including low and moderate income neighborhoods. The act requires a depository institution's primary federal regulator, in connection with its examination of the institution, to assess the institution's record in meeting the requirements of CRA. The regulatory agency's assessment of the institution's record is made available to the public. The record is taken into consideration when the institution establishes a new branch that accepts deposits, relocates an office, applies to merge or consolidate, or expands into other activities. Our CRA performance will be evaluated by the FDIC under the large bank requirements in the future. The FDIC's last CRA performance examination was performed under the intermediate small bank requirements and completed on June 18, 2012 with a rating of “Satisfactory”.

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

Consumer Protection Regulations

Our lending activities are subject to a variety of statutes and regulations designed to protect consumers, including the Fair Credit Reporting Act, Equal Credit Opportunity Act, the Fair Housing Act ,Truth-in-Lending Act, the Unfair, Deceptive or Abusive Acts and Practices, and the Dodd-Frank Act. Our deposit operations are also subject to laws and regulations that protect consumer rights including Funds Availability, Truth in Savings, and Electronic Funds Transfers. Additional rules govern check writing ability on certain interest earning accounts and prescribe procedures for complying with administrative subpoenas of financial records. Additionally, effective October 28, 2013, there is a new provision of Regulation E to accommodate the new Remittance Transfers Rule requirements of the Dodd-Frank Wall Street Reform Act concerning consumer international wires. The new rule focuses primarily on consumer protection including mandatory disclosures of wire transfer fees, error resolution procedures, and cancellation rights.

Restriction on Transactions between Bank's Affiliates

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

Page-8

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

In December 2010, the Basel Committee on Bank Supervision finalized a set of international guidelines for determining regulatory capital known as “Basel III.” These guidelines were developed to address many of the weaknesses in the banking industry that contributed to the past financial crisis, including excessive leverage, inadequate and low-quality capital and insufficient liquidity buffers. In July 2013, the FRB, the FDIC and the Office of the Comptroller of the Currency, finalized a rule to implement Basel III. The rule is subject to a phase-in period beginning January 2015, and all the changes should be implemented by January 2019. The guidelines, among other things, increase minimum capital requirements of bank holding companies, including increasing the Tier 1 capital to risk-weighted assets ratio to 6%, introducing a new requirement to maintain a minimum ratio of common equity Tier 1 capital to risk-weighted assets of 4.5%, and in 2019, when fully phased in, a capital conservation buffer of an additional 2.5% of risk-weighted assets. In addition, there have been several updates to the way risk-weighted assets are assessed. The three changes that will affect the Bank most significantly are: the movement of past due exposures from 100% to 150% risk weight; the movement of off-balance sheet items with an original maturity of one year or less from 0% to 20% risk weight; and the risk weighting of mortgage-backed securities using the gross-up approach instead of the ratings-based approach. We have modeled our ratios under the finalized rules and we do not expect that we will be required to raise additional capital as a result of their implementation.

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

Emergency Economic Stabilization Act of 2009 (the “EESA”)

In response to the financial crisis affecting the banking system and financial markets and going concern threats of investment banks and other financial institutions, on October 3, 2008, the EESA was signed into law, which gave the U.S. Treasury the authority to purchase senior preferred shares from the largest nine financial institutions in the nation and other financial institutions in a program known as the Treasury Capital Purchase Program (“TCPP”) that was carved out of the Troubled Asset Relief Program (“TARP”). As a result of our participation in the TCPP, we issued a warrant to the U.S. Treasury to acquire 156,134 shares of our common stock (as adjusted with newly declared dividends). The warrant was auctioned by the U.S. Treasury and purchased by two institutional investors during November 2011 and remains outstanding. See Note 9 to the Consolidated Financial Statements in Item 8 of this report for discussion regarding the warrant.

The American Recovery and Reinvestment Act of 2009 (the “Recovery Act”)

The Recovery Act was signed into law on February 17, 2009 in an effort, among other things, to jumpstart the U.S. economy, prevent job losses, expand educational opportunities, and provide affordable health care and tax relief. Among the various measures in the Recovery Act are restrictions on executive compensation and corporate expenditure limits for recipients of TCPP funds and a provision for repurchase of preferred stock at liquidation amount without

Page-9

regard to the original TCPP transaction terms. See Note 9 to the Consolidated Financial Statements in Item 8 of this report for discussion regarding our repurchase of preferred stock issued under the TCPP.

The Dodd-Frank Wall Street Reform and Consumer Protection Act

On July 21, 2010, President Obama signed into law the Dodd-Frank Act, a landmark financial reform bill comprised of voluminous new rules and restrictions that will impact banks going forward. It includes key provisions aimed at preventing a repeat of the 2008 financial crisis and a new process for winding down failing, systemically important institutions in a manner as close to a controlled bankruptcy as possible. The Dodd-Frank Act includes other key provisions as follows:

(1) Establishes a new Financial Stability Oversight Council to monitor systemic financial risks. The FRB is given extensive new authorities to impose strict controls on large bank holding companies with total consolidated assets equal to or in excess of $50 billion and systemically significant non-bank financial companies to limit the risk they might pose to the economy and other large interconnected companies. The FRB can also take direct control of troubled financial companies that are considered systemically significant.

The Dodd-Frank Act restricts the amount of trust preferred securities (“TruPS”) that may be considered as Tier 1 Capital. For bank holding companies below $15 billion in total assets, TruPS issued before May 19, 2010 are grandfathered, so their status as Tier 1 capital does not change.

On November 29, 2013, we acquired NorCal and assumed ownership of NorCal Community Bancorp Trusts I and II, respectively (the "Trusts"), which were formed by NorCal for the sole purpose of issuing TruPS. Since the TruPS assumed from the NorCal acquisition were issued prior to May 2010 and they do not exceed 25% of the sum of all our other core capital elements, they are included in our Tier I capital.

Beginning January 1, 2013, bank holding companies above $15 billion in assets will have a three-year phase-in period to fill the capital gap caused by the disallowance of the TruPS issued before May 19, 2010. However, going forward, TruPS will be disallowed as Tier 1 capital.

(2) Creates a new process to liquidate failed financial firms in an orderly manner, including giving the FDIC broader authority to operate or liquidate a failing financial company.

(3) Establishes a new independent Federal regulatory body for consumer protection within the Federal Reserve System known as the Consumer Financial Protection Bureau ("CFPB"), which assumes responsibility for most consumer protection laws (except the Community Reinvestment Act). It is also in charge of setting appropriate consumer banking fees and caps. The Office of Comptroller of the Currency continues to have authority to preempt state banking and consumer protection laws if these laws "prevent or significantly" interfere with the business of banking.

(4) Affects changes in the FDIC assessment as discussed in section “FDIC Insurance Assessments” above.

(5) Places certain limitations on investment and other activities by depository institutions, holding companies and their affiliates, including comprehensive regulation of all over-the-counter derivatives.

(6) Authorizes the FRB to regulate interchange fees on debit card and certain general-use prepaid card transactions paid to issuing banks with assets in excess of $10 billion to ensure that they are “reasonable and proportional” to the cost of processing individual transactions and to prohibit networks and issuers from requiring transactions to be processed on a single payment network. The FRB issued its final rule on June 29, 2011.

Available Information

On our Internet web site, www.bankofmarin.com, we post the following filings as soon as reasonably practical after they are filed with or furnished to the Securities and Exchange Commission: Annual Report to Shareholders, Form 10-K, Proxy Statement for the Annual Meeting of Shareholders, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934. The text of the Code of Ethical Conduct for Bancorp and the Bank is also included on the website. All such filings on our website are available free of charge. This website address is for information only and

Page-10

is not intended to be an active link, or to incorporate any website information into this document. In addition, copies of our filings are available by requesting them in writing or by phone from:

Corporate Secretary
Bank of Marin Bancorp
504 Redwood Boulevard, Suite 100
Novato, CA 94947
415-763-4523

Page-11

ITEM 1A      RISK FACTORS

An investment in our common stock is subject to risks inherent in our business. The material risks and uncertainties that Management believes may affect our business are described below. Before making an investment decision, investors should carefully consider the risks and uncertainties described below, together with all of the other information included or incorporated by reference in this report. The risks and uncertainties described below are not the only ones facing our business. Additional risks and uncertainties that Management is not aware of, focused on, or currently deems immaterial may also impair business operations. This report is qualified in its entirety by these risk factors.

If any of the following risks actually occur, our financial condition and results of operations could be materially and adversely affected.

Earnings are Significantly Influenced by General Business and Economic Conditions

We are operating in an uncertain economic environment. While there are signs of economic conditions improving, the recovery in the labor market is not complete and the unemployment and underemployment rates are still well above levels typically associated with economic strength. Weak business and consumer spending, the U.S. budget deficit and uncertainty in the economies of Europe and emerging markets have the potential to hamper economic recovery. The economic environment is impacted by political uncertainty and changes in fiscal and monetary policy, and the long-term effects of expiring tax cuts and mandatory reductions in federal spending, could adversely affect our business. Economic conditions have led to prolonged low interest rates, particularly medium and longer-term rates, which may have a long-term impact on the composition of our earning assets and our net interest margin. Among other things, a period of prolonged lower rates may cause prepayments to increase as our customers seek to refinance existing loans, resulting in a decrease in the weighted average yield of our earning assets and variability in our net interest income. Furthermore, financial institutions continue to be affected by the tepid recovery of the real estate market and a stricter regulatory environment. While our market areas have not experienced the same degree of challenge in unemployment as other areas 1, the effects of these issues have trickled down to households and businesses in our markets. There can be no assurance that the recent economic improvement is sustainable or that the credit worthiness of our borrowers will not deteriorate.

Continued weakness in real estate values and home sale volumes, financial stress on borrowers, including job losses, and customers' inability to pay debt could adversely affect our financial condition and results of operations in the following ways:

•	Demand for our products and services may decline

•	Low cost or non-interest bearing deposits may decrease

•	Collateral for our loans, especially real estate, may decline further in value

•	Loan delinquencies, problem assets and foreclosures may increase.

As the economy is still vulnerable, businesses are wary about capital expenditures or expansion of working capital and consumers are de-leveraging by reducing their debt levels. Hence, we have noticed a low level of loan demand due to an unfavorable economic climate and intensified competition for credit-worthy borrowers, all of which could impact our ability to generate profitable loans.

____________________________________________________________________________________________

1 Based on the latest available labor market information from the California Employment Development Department. Preliminary December 2013 results show that the unemployment rate in Marin County was the lowest in California at 4.2%. The unemployment rates in San Francisco, Sonoma, Napa and Alameda County are 4.8%, 5.7%, 5.9% and 6.3%, compared to the state of California at 8.3%.

Page-12

Banks and Bank Holding Companies are Subject to Extensive Government Regulation and Supervision

Bancorp and the Bank are subject to extensive federal and state governmental supervision, regulation and control. Holding company regulations affect the range of activities in which Bancorp is engaged. Banking regulations affect the Bank's lending practices, capital structure, investment practices and dividend policy among other controls. Future legislative changes or interpretations may also alter the structure and competitive relationship among financial institutions. Legislation is regularly introduced in the U.S. Congress and the California Legislature which would impact our operating environment in perhaps substantial and unpredictable ways. The nature and extent of future legislative and regulatory changes affecting us is unpredictable at this time.

The historic disruptions in the financial marketplace over the past several years have prompted the Obama administration to reform financial market regulation. This reform includes additional regulations over consumer financial products, bond rating agencies and the creation of a regime for regulating systemic risk across all types of financial service firms. In light of recent economic conditions, as well as regulatory and congressional criticism, further restrictions on financial service companies may adversely impact our results of operations and financial condition, as well as increase our compliance risk.

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

Recently Enacted Legislation and Other Measures Undertaken by the Government May not Help Stabilize the U.S. Financial System and The Impact of New Financial Reform Legislation is Yet to be Determined

As discussed in Item 1, Section captioned “Supervision and Regulation” above, in 2010, President Obama signed into law a landmark financial reform bill-the Dodd-Frank Act. The rules under the Dodd-Frank Act change banking statutes and the operating environment of Bancorp and the Bank in substantial and unpredictable ways, and could continue to increase the cost of doing business, decrease our revenues, limit or expand permissible activities or affect the competitive balance depending upon whether or how regulations are implemented. We may continue to invest significant Management attention and resources to make any necessary changes related to the Dodd-Frank Act and any regulations promulgated thereunder. The ultimate effect that the changes will have on the financial condition or results of operations of Bancorp or the Bank is uncertain at this time.

The broader impact of recently enacted legislation and related measures undertaken to alleviate the aftermaths of the credit crisis is also unknown. The capital and credit markets experienced volatility and disruption at unprecedented levels in the last credit crisis. In some cases, the markets have produced downward pressure on credit availability for certain issuers without regard to those issuers' underlying financial strength. If similar disruptions and volatility return, there can be no assurance that we will not experience an adverse effect on our ability to access credit or capital.

In addition to the Basel III capital framework discussed on page 9 under "Capital Requirements", there is a Basel III liquidity framework that requires banks and bank holding companies to measure their liquidity against specific liquidity tests, such as the liquidity coverage ratio (“LCR”). The LCR is designed to ensure that the banking entity maintains an adequate level of unencumbered high-quality liquid assets equal to the entity’s expected net cash outflow for a 30-day time horizon under an acute liquidity stress scenario. The LCR at 60% is required to be satisfied on January 1, 2015, with a phase-in period ending January 1, 2019. The other test, referred to as the net stable funding ratio (“NSFR”), is designed to promote more medium and long-term funding of the assets and activities of banking entities over a one-year time horizon. The Basel III liquidity framework contemplates that the NSFR will be subject to an observation period through mid-2016 and, subject to any revisions resulting from the analysis conducted and data collected during the observation period, implemented as a minimum standard by January 1, 2018. These new standards are subject to further rulemaking and their terms may well change before implementation. The federal banking agencies are

Page-13

expected to propose rules implementing the Basel III liquidity framework and have not determined to what extent they will apply to U.S. banks that are not large, internationally active banks.

Intense Competition with Other Financial Institutions to Attract and Retain Banking Customers

We are facing significant competition for customers from other banks and financial institutions located in the markets we serve. We compete with commercial banks, saving banks, credit unions, non-bank financial services companies and other financial institutions operating within or near our service areas. Some of our non-bank competitors may not be subject to the same extensive regulations as we are, giving them greater flexibility in competing for business. We anticipate intense competition will be continued for the coming year due to the recent consolidation of many financial institutions and more changes in legislature, regulation and technology. Further, loan demand may continue to be challenging due to the uncertain economic climate and the intensifying competition for creditworthy borrowers, both of which could lead to loan rate concession pressure or impact our ability to generate profitable loans.

Going forward, we may see tighter competition in the industry as banks seek to take market share in the most profitable customer segments, particularly the business segment and the mass-affluent segment, which offer a rich source of deposits as well as more profitable and less risky customer relationships. Further, with the rebound of the equity markets, our deposit customers may perceive alternative investment opportunities as providing superior expected returns. Technology and other changes have made it more convenient for bank customers to transfer funds into alternative investments or other deposit accounts such as online virtual banks and non-bank service providers. The current low interest rate environment could increase such transfers of deposits to higher yielding deposits or other investments. Efforts and initiatives we undertake to retain and increase deposits, including deposit pricing, can increase our costs. When our customers move money into higher yielding deposits or alternative investments, we can lose a relatively inexpensive source of funds, thus increasing our funding costs.

We also compete with nation-wide and regional banks much larger than our size, which may be able to benefit from economies of scale through their wider branch networks, national advertising campaigns and sophisticated technology infrastructures. In 2012, a local community bank in Marin County was acquired by a reputable regional bank seeking to expand their footprint in our primary market.

We intend to seek additional deposits by continuing to establish and strengthen our personal relationships with our existing customers and by offering deposit products that are competitive with those offered by other financial institutions in our markets. If these efforts are unsuccessful, we may need to fund our asset growth through borrowings, other non-core funding or public offerings of our common stock which could be leveraged. Increasing debt without capital would further increase our leverage, reduce our borrowing capacity and increase our reliance on non-core funds and counterparties' credit availability, while a public offering may have a dilutive effect on earnings per share and share ownership.

We May Not Be Able To Attract and Retain Key Employees

Our success depends, in large part, on our ability to attract and retain key people. Competition for the best people in most activities engaged by us can be intense and we may not be able to hire skilled people or retain them. We do not have non-compete agreements with any of our senior officers. The unexpected loss of services of key personnel could have a material adverse impact on our business because of the skills, knowledge of our market, years of industry experience and difficulty of promptly finding qualified replacement personnel.

Negative Conditions Affecting Real Estate May Harm Our Business

Concentration of our lending activities in the California real estate sector could negatively impact our results of operations if adverse changes in our lending area occur or intensify. Although we do not offer traditional first mortgages, nor have sub-prime or Alt-A residential loans or significant amount of securities backed by such loans in the portfolio, we are not immune to volatility in those markets. Approximately 86% of our loans were secured by real estate at December 31, 2013, of which 64% were secured by commercial real estate and the remaining 22% by residential real estate. Real estate valuations are impacted by demand, and demand is driven by factors such as employment; when unemployment rates rise, demand drops. The unemployment rate has been elevated since 2009. Most of the properties that secure our loans are located within Marin, San Francisco, Sonoma, Napa and Alameda Counties, and we have seen some improvement in real estate sales volume and home prices in 2013.

Page-14

Loans secured by commercial real estate include those secured by small office buildings, owner-user office/warehouses, mixed-use residential/commercial properties and retail properties. In general, 2013 office, industrial and retail vacancy rates have fallen in Marin, Sonoma and Napa Counties based on the latest available real estate information from Keegan & Coppin Company, Inc. In addition, commercial vacancy rates have fallen in the Bay Area, especially in the east bay and San Francisco. There can be no assurance that the companies or properties securing our loans will generate sufficient cash flows to allow borrowers to make full and timely loan payments to us.

In late 2006, Federal banking regulators issued final guidance regarding commercial real estate lending to address a concern that rising commercial real estate lending concentrations may expose institutions to unanticipated earnings and capital volatility in the event of adverse changes in the investor commercial real estate market. This guidance suggests that institutions that are potentially exposed to significant commercial real estate concentration risk will be subject to increased regulatory scrutiny. Institutions that have experienced rapid growth in commercial real estate lending such as us, have notable exposure to a specific type of commercial real estate lending, or are approaching or exceed certain supervisory criteria that measure an institution's commercial real estate portfolio against its capital levels, may be subject to such increased regulatory scrutiny. We have regular conversations with regulators to avoid unexpected regulatory risk.

Severe Weather, Natural Disasters or Other Climate Change Related Matters Could Significantly Impact Our Business

Our primary market is located in an earthquake-prone zone in northern California, which is also subject to other weather or disasters, such as severe rainstorms, wildfire or flood. These events could interrupt our business operations unexpectedly. Climate-related physical changes and hazards could also pose credit risks for us. For example, our borrowers may have collateral properties located in coastal areas at risk to rise in sea level. The properties pledged as collateral on our loan portfolio could also be damaged by tsunamis, floods, earthquakes or wildfires and thereby the recoverability of loans could be impaired. A number of factors can affect credit losses, including the extent of damage to the collateral, the extent of damage not covered by insurance, the extent to which unemployment and other economic conditions caused by the natural disaster adversely affect the ability of borrowers to repay their loans, and the cost of collection and foreclosure to us. Lastly, there could be increased insurance premiums and deductibles, or a decrease in the availability of coverage, due to severe weather-related losses. The ultimate impact on our business of a natural disaster, whether or not caused by climate change, is difficult to predict.

Growth May Produce Unfavorable Outcomes

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

Our growth strategy also includes merger and acquisition possibilities that either enhance our market presence or have potential for improved profitability through financial management, economies of scale or expanded services. We may be exposed to difficulties in combining the operations of acquired institutions into our own operations, which may prevent us from achieving the expected benefits from our acquisition activities. As discussed in Note 2 to the Consolidated Financial Statements in Item 8 of this report, on November 29, 2013, we completed the merger of NorCal Community Bancorp ("NorCal"), parent company of Bank of Alameda, ("the Acquisition"). Our earnings, financial condition and prospects after the merger will depend in part on our ability to integrate the operations and management of NorCal while continuing to implement other aspects of our business plan. Inherent uncertainties exist in integrating the operations of an acquired institution and there is no assurance that we will be able to do so successfully. Among the issues that we could face are:

•	unexpected problems with operations, personnel, technology or credit;

•	loss of customers and employees of the acquiree;

•	difficulty in working with the acquiree's employees and customers;

•	the assimilation of the acquiree's operations, culture and personnel;

•	instituting and maintaining uniform standards, controls, procedures and policies; and

•	litigation risk not discovered during the due diligence period.

Page-15

Undiscovered factors as a result of an acquisition could bring liabilities against us, our management and the management of the institutions we acquire. These factors could contribute to our not achieving the expected benefits from our acquisitions within desired time frames, if at all. Further, although we anticipate cost savings as a result of the merger, we may not be able to fully realize those savings. Any cost savings that are realized may be offset by losses in revenues or other charges to earnings.

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

Changes in economic conditions affecting borrowers, new information regarding existing loans and their collateral, identification of additional problem loans and other factors, may require an increase in our allowance for loan losses. In addition, bank regulatory agencies periodically review our allowance for loan losses and may require an increase in the provision for loan losses or the recognition of further loan charge-offs. In addition, if charge-offs in future periods exceed the allowance for loan losses or cash flows from acquired loans do not perform as expected, we will need to record additional provision for loan losses.

In December 2012, the Financial Accounting Standards Board (“FASB”) issued a proposed Accounting Standards Update, Financial Instruments: Credit Losses, which establishes a new impairment framework also known as the "current expected credit loss model." In contrast to the incurred loss model currently used by financial entities like us, the current expected credit loss model requires an allowance be recognized based on the expected credit losses (i.e. all contractual cash flows that the entity does not expect to collect from financial assets or commitments to extend credit). It requires the consideration of more forward-looking information than is permitted under current U.S. generally accepted accounting principles. In addition to relevant information about past events and current conditions, such as borrowers’ current creditworthiness, quantitative and qualitative factors specific to borrowers, and the economic environment in which the entity operates, the new model requires consideration of reasonable and supportable forecasts that affect the expected collectability of the financial assets’ remaining contractual cash flows, and evaluation of the forecasted direction of the economic cycle, as well as time value of money. This proposed impairment framework is expected to have wide reaching implications to financial institutions such as us. The allowance for loan losses is likely to increase due to a larger volume of financial assets that fall within the scope of the proposed model, resulting in an adverse impact on net income, volatility in earnings and higher capital requirements. The full effect of the implementation of this new model is unknown until the proposed guidance is finalized.

Interest Rate Risk is Inherent in Our Business

Our earnings and cash flows are largely dependent upon our net interest income. Net interest income is the difference between interest income earned on interest-earning assets, such as loans and securities, and interest expense paid on interest-bearing liabilities, such as deposits and borrowed funds. Interest rates are sensitive to many factors outside our control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Federal Reserve Bank ("FRB"), which regulates the supply of money and credit in the United States. Changes in monetary policy, including changes in interest rates, can influence not only the interest we receive on loans and securities and interest we pay on deposits and borrowings, but can also affect (i) our ability to originate loans and obtain deposits, (ii) the fair value of our financial assets and liabilities, and (iii) the average duration of our securities and loan portfolios. Our portfolio of securities will generally decline in value if market interest rates increase, and increase in value if market interest rates decline. Our mortgage-backed security ("MBS") portfolio is also subject to prepayment risk when interest rates are low and extension risk when rates rise.

Page-16

In response to the recessionary state of the national economy, the gloomy housing market and the volatility of financial markets, the Federal Open Market Committee of the FRB (“FOMC”) started a series of decreases in Federal funds target rate with seven decreases in 2008, bringing the target rate to a historically low range of 0% to 0.25%. Based on statements after the December 2013 FOMC meeting, they expect to keep interest rates near zero for at least as long as the unemployment rate remains above 6.5%. The FRB continues purchasing MBS, although at a reduced pace beginning in February 2014. The FRB's sizable and still-increasing holdings of longer-term securities will continue to place downward pressure on longer-term interest rates, and hence our net interest margin.

Interest rate changes can create fluctuations in the net interest margin due to an imbalance in the timing of repricing or maturity of assets and liabilities. We manage interest rate risk exposure with the goal of minimizing the impact of interest rate volatility on the net interest margin. Although we believe we have implemented effective asset and liability management strategies, the prolonged low interest rate environment could have an adverse effect on our financial condition and results of operations. Our 2014 net interest margin may compress due to continued repricing on loans and securities. See the sections captioned “Net Interest Income” in Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 and Quantitative and Qualitative Disclosures about Market Risk in Item 7A of this report for further discussion related to management of interest rate risk.

In the current environment of historically low interest rates, the net interest margin compression has become a major concern. If interest rates rise by more than 100 basis points, we anticipate that net interest margin will rise assuming no additional deposit rate sensitivity. However, it may still take several upward market rate movements for variable rate loans at floors to move above their floor rates. Further, a rise in index rates leads to lower debt service coverage of variable rate loans if the borrower's operating cash flow does not also rise. This creates a leveraged paradox of an improving economy (leading to higher interest rates), but lowers credit quality as short-term rates move up faster than the cash flow or income of the borrowers. Higher interest rates may also depress loan demand, making it more difficult for us to grow loans.

Accounting Estimates and Risk Management Processes Rely On Analytical and Forecasting Models

The processes we use to estimate probable loan losses and to measure the fair value of financial instruments, as well as the processes used to estimate the effects of changing interest rates and other market measures on our financial condition and results of operations, depends upon the use of analytical and forecasting models. These models reflect assumptions that may not be accurate, particularly in times of market stress or other unforeseen circumstances. Even if these assumptions are adequate, the models may prove to be inadequate or inaccurate because of other flaws in their design or their implementation. If the models we use for interest rate risk and asset-liability management are inadequate, we may incur increased or unexpected losses upon changes in market interest rates or other market measures. If the models we use for determining our probable loan losses are inadequate, the allowance for loan losses may not be sufficient to support future charge-offs. If the models we use to measure the fair value of financial instruments are inadequate, the fair value of such financial instruments may fluctuate unexpectedly or may not accurately reflect what we could realize upon sale or settlement of such financial instruments. Any such failure in our analytical or forecasting models could have a material adverse effect on our business, financial condition and results of operations.

Financial Institutions Rely on Technology and Continually Encounter Technological Change

The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services. The effective use of technology will enable efficiency and meet customers' changing needs. Our future success depends, in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in our operations. Many of our competitors have substantially greater resources to invest in technological improvements. We may not be able to effectively implement new technology-driven products and services as efficiently as national banks or be successful in marketing these products and services to retain and compete for customers. Failure to keep pace with technological change affecting the financial services industry could have a material adverse impact on the long-term success of our business and, in turn, our financial condition and results of operations.

The Bank outsources core processing to Fidelity Information Services, a leading financial services solution provider, which allows us access to competitive technology offerings without having to directly invest in development.

Page-17

Cyber Security is a Growing Risk for Financial Institutions

Our business requires the secure handling of sensitive client information. We also rely heavily on communications and information systems to conduct our business. Cyber incidents include intentional attacks and unintentional events that may present unauthorized access to digital systems that disrupt operations, corrupt data, release sensitive information or cause denial-of-service on our websites. We store, process and transmit account information in connection with lending and deposit relationships, including funds transfer and online banking. A breach of cyber-security systems of the Bank, our vendors or customers, or widely publicized breaches of other financial institutions could significantly harm our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and financial liability. While we have systems and procedures designed to prevent security breaches, we cannot be certain that advances in criminal capabilities, physical system or network break-ins or inappropriate access will not compromise or breach the technology protecting our networks or proprietary client information.

We process debit card transactions initiated by our customers at merchant locations around the world. When a merchant is impacted by a cyber breach, we are exposed to the risk of financial losses due to fraudulent card activity, as well as increases in associated operational expense.

We Rely on Third-Party Vendors for Important Aspects of Our Operation

We depend on the accuracy and completeness of information and systems provided by certain key vendors, including but not limited to data processing, payroll processing, technology support, investment safekeeping and accounting. Our ability to operate, as well as our financial condition and results of operations, could be negatively affected in the event of an interruption of an information system, an undetected error, a cyber breach, or in the event of a natural disaster whereby certain vendors are unable to maintain business continuity.

Failure of Correspondent Banks and Counterparties May Affect Liquidity

In the past few years, the financial services industry in general was materially and adversely affected by the credit crisis. We have witnessed failure of banks in the industry in recent years. We rely on our correspondent banks for lines of credit. We also have two correspondent banks as counterparties in our derivative transactions (see Note 15 to the Consolidated Financial Statements in item 8 in this Form 10-K). While we continually monitor the financial health of our correspondent banks and we have diverse sources of liquidity, should any one of our correspondent banks become financially impaired, our available credit may decline and/or they may be unable to honor their commitments.

Deterioration of Credit Quality or Insolvency of Insurance Companies May Impede our Ability to Recover Losses

The financial crisis led certain major insurance companies to be downgraded by rating agencies. We have property, casualty and financial institution risk coverage underwritten by several insurance companies, who may not avoid insolvency risk inherent in the insurance industry. In addition, some of our investments in obligations of state and political subdivisions are insured by insurance companies. While we closely monitor credit ratings of our insurers and insurers of our municipality securities, and we are poised to make quick changes if needed, we cannot predict an unexpected inability to honor commitments. We also invest in bank-owned life insurance policies on certain members of senior Management, which may lose value in the event of the carriers' insolvency. In the event that our bank-owned life insurance policy carriers' credit ratings fall below investment grade, we may exchange policies underwritten by them to another carrier at a cost charged by the original carrier, or we may terminate the policies which may result in adverse tax consequences.

Our loan portfolio is also primarily secured by properties located in earthquake or fire-prone zones. In the event of a disaster that causes pervasive damage to the region in which we operate, not only the Bank, but also the loan collateral may suffer losses not recovered by insurance.

Securities May Lose Value due to Credit Quality of the Issuers

We hold securities issued and/or guaranteed by Federal National Mortgage Association (“FNMA”) and Federal Home Loan Mortgage Corporation (“FHLMC”). Since 2008, both FNMA and FHLMC have been under a U.S. Government

Page-18

conservatorship which purchases MBS issued by them. As a result, the MBS issued by FNMA and FHLMC have experienced an increase in fair value and our MBS portfolio has benefited from this government support. However, on August 17, 2012, the U.S. Department of the Treasury announced plans to accelerate the wind down of FNMA and FHLMC and incrementally shrink the government's housing-finance footprint by, among other things, reducing FNMA and FHLMC's investment portfolios at an annual rate of 15 percent and sweeping every dollar of profit that each firm earns to the U.S. Treasury quarterly.

Beginning in February 2014, the FRB's monthly MBS purchase was reduced to $30 billion from $35 billion. When the U.S. Government starts selling FNMA and FHLMC MBS, when the government support is phased-out or completely withdrawn, or if either FNMA or FHLMC comes under further financial stress or deteriorates in their credit worthiness, the fair value of our securities issued or guaranteed by these entities may decline.

We also invest in obligations of state and political subdivisions, some of which are experiencing financial difficulties in part due to loss of property tax from falling home values and declines in sales tax revenues from a reduction in retail activities. State and political subdivisions are expected to undergo further financial stress due to the reduced federal funding. While we generally seek to minimize our exposure by diversifying geographic location of our portfolio and investing in investment grade securities, there is no guarantee that the issuers will remain financially sound or continue their payments on these debentures.

The Value Of Goodwill and Other Intangible Assets May Decline In The Future

As of December 31, 2013, we had goodwill totaling $6.4 million and a core deposit intangible asset totaling $4.5 million from the NorCal acquisition. A significant decline in expected future cash flows, a significant adverse change in the business climate, slower growth rates or a significant and sustained decline in the price of our common stock could necessitate taking charges in the future related to the impairment of goodwill or other intangible assets. If we were to conclude that a future write-down of goodwill or other intangible assets is necessary, we would record the appropriate charge, which could have a material adverse effect on our business, financial condition and results of operations.

Non-performing Assets Take Significant Time To Resolve And Adversely Affect Results Of Operations And Financial Condition.

The Bank's non-performing assets have historically been maintained at a manageable level. While we have significantly reduced non-performing assets, non-performing assets may adversely affect our net income in various ways in the future. Until economic improvement continues in a sustainable fashion, we might incur losses relating to non-performing assets if their collateral values deteriorate. We do not record interest income on non-accrual loans, which adversely affects our income and increases our loan administration costs. When we take collateral in foreclosures and similar proceedings, we are required to mark the related loan to the fair value of the collateral, which may result in a loss. While we have managed our problem assets through workouts, restructurings and other proactive credit management, decreases in the value of the assets, underlying collateral, or borrowers' performance or financial conditions, whether or not due to economic and market conditions beyond our control, could adversely affect our business, results of operations and financial condition. In addition, the resolution of non-performing assets requires significant commitments of time from Management, which can detract from other responsibilities. There can be no assurance that we will not experience further increases in non-performing assets in the future.

Unexpected Early Termination of Interest Rate Swap Agreements May Impact Earnings

We have entered into interest-rate swap agreements, primarily as an asset/liability management strategy, in order to mitigate the changes in the fair value of specified long-term fixed-rate loans and firm commitments to enter into long-term fixed-rate loans caused by changes in interest rates. These hedges allow us to offer long-term fixed-rate loans to customers without assuming the interest rate risk of a long-term asset by swapping our fixed-rate interest stream for a floating-rate interest stream. In the event of default by the borrowers on our hedged loans, we may have to terminate these designated interest-rate swap agreements early, resulting in severe prepayment penalties charged by our counterparties. On the other hand, when these interest-rate swap agreements are in an asset position, we are subject to the credit risk of our counterparties, who may default on the interest-rate swap agreements, leaving us vulnerable to interest rate movements.

Page-19

We May Take Filing Positions or Follow Tax Strategies That May Be Subject to Challenge

We provide for current and deferred taxes in our consolidated financial statements based on our results of operations, business activities and business combinations, legal structure and federal and state legislation and regulations. We may take filing positions or follow tax strategies that are subject to interpretation of tax statutes. Our net income may be reduced if a federal, state or local authority assessed charges for taxes that have not been provided for in our consolidated financial statements. Taxing authorities could change applicable tax laws, challenge filing positions or assess taxes and interest charges. If taxing authorities take any of these actions, our business, results of operations or financial condition could be adversely and significantly affected.

Bancorp Relies on Dividends from the Bank to Pay Cash Dividends to Shareholders

Bancorp is a separate legal entity from its subsidiary, the Bank. Bancorp receives substantially all of its revenue from the Bank in the form of dividends, which is Bancorp's principal source of funds to pay cash dividends to Bancorp's common shareholders, service subordinated debt, and cover operational expenses of the holding company. Various federal and state laws and regulations limit the amount of dividends that the Bank may pay to Bancorp. In the event that the Bank is unable to pay dividends to Bancorp, Bancorp may not be able to pay dividends to its shareholders and pay interest on the subordinated debentures. As a result, it could have an adverse effect on Bancorp's stock price and investment value.

Under federal law, capital distributions from the Bank would become prohibited, with limited exceptions, if the Bank were categorized as "undercapitalized" under applicable FRB or FDIC regulations. In addition, as a California bank, the Bank is subject to state law restrictions on the payment of dividends. For further information on the distribution limit from the Bank to Bancorp, see the section captioned “Bank Regulation” in Item 1 above and “Dividends” in Note 9 to the Consolidated Financial Statements in Item 8 of this report.

The Trading Volume of Bancorp's Common Stock is Less than That of Other, Larger Financial Services Companies

Our common stock is listed on the NASDAQ Capital Market. Our trading volume is less than that of nationwide or regional financial institutions. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence of willing buyers and sellers of common stock at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which we have no control. Given the lower trading volume of our common stock, significant trades of our stock in a given time, or the expectations of these trades, could cause the stock price to be more volatile.

ITEM 1B      UNRESOLVED STAFF COMMENTS

None

ITEM 2     PROPERTIES

We lease our corporate headquarters building, which houses substantial loan production, operations and administration in Novato, California.  We also lease other branch or office facilities within our primary market areas in the cities of Corte Madera, San Rafael, Novato, Sausalito, Mill Valley, Tiburon, Greenbrae, Petaluma, Santa Rosa, Sonoma, Napa, San Francisco, Alameda, Emeryville, and Oakland.  We consider our properties to be suitable and adequate for our needs. For additional information on properties, see Notes 5 and 13 to the Consolidated Financial Statements included in Item 8 of this report.

ITEM 3         LEGAL PROCEEDINGS

We may be party to legal actions which arise from time to time as part of the normal course of our business.  We believe, after consultation with legal counsel, that we have meritorious defenses in these actions, and that litigation contingent liability, if any, will not have a material adverse effect on our financial position, results of operations, or cash flows.

Page-20

We are responsible for our proportionate share of certain litigation indemnifications provided to Visa U.S.A. by its member banks in connection with lawsuits related to anti-trust charges and interchange fees. For further details, see Note 13 to the Consolidated Financial Statements in Item 8 of this report.

ITEM 4      MINE SAFETY DISCLOSURES

Not applicable.

Page-21

PART II

ITEM 5      MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Bancorp common stock trades on the NASDAQ Capital Market under the symbol BMRC. At February 28, 2014, 5,900,891 shares of Bancorp's common stock, no par value, were outstanding and held by approximately 2,400 holders of record and beneficial owners. The following table sets forth, for the periods indicated, the range of high and low intra-day sales prices of Bancorp's common stock.

Calendar	2013		2012
Quarter	High	Low	High	Low
1st Quarter	$41.45	$36.89	$40.44	$34.56
2nd Quarter	$40.75	$37.75	$39.38	$35.23
3rd Quarter	$45.96	$38.45	$44.02	$35.72
4th Quarter	$46.21	$40.00	$44.09	$34.50

The table below shows cash dividends paid to common shareholders on a quarterly basis in the last two fiscal years.

Calendar	2013		2012
Quarter	Per Share	Dollars	Per Share	Dollars
1st Quarter	$0.18	$971,000	$0.17	$908,000
2nd Quarter	$0.18	$979,000	$0.17	$911,000
3rd Quarter	$0.18	$982,000	$0.18	$965,000
4th Quarter	$0.19	$1,038,000	$0.18	$967,000

For additional information regarding our ability to pay dividends, see discussion in Note 9 to the Consolidated Financial Statement, under the heading “Dividends,” in Item 8 of this report.

There were no purchases made by or on behalf of Bancorp or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Bancorp's common stock during the fourth quarter of 2013.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes information as of December 31, 2013, with respect to equity compensation plans. All plans have been approved by the shareholders.

	(A)	(B)	(C)
	Shares to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Shares available for future issuance (Excluding shares in column A)
Equity compensation plans approved by shareholders	220,456 [1]	$32.74	408,643 [2]

1 Represents shares of common stock issuable upon exercise of outstanding options under the Bank of Marin 1999 Stock Option Plan and the Bank of Marin Bancorp 2007 Equity Plan.

2 Represents shares of common stock available for future grants under the 2007 Equity Plan and the 2010 Director Stock Plan.

Page-22

Stock Price Performance Graph

The following graph, provided by Keefe, Bruyette, & Woods, Inc., shows a comparison of cumulative total shareholder return on our common stock during the five fiscal years ended December 31, 2013 compared to Russell 2000 Stock index and peer group index of other financial institutions. We have been part of the Russell 2000 index since July 2009. The comparison assumes $100 was invested on December 31, 2008 in our common stock and all of the dividends were reinvested. The performance graph represents past performance and should not be considered to be an indication of future performance.

	2008	2009	2010	2011	2012	2013
BMRC	100	139	152	166	169	199
Peer Group[1]	100	83	85	71	90	129
Russell 2000	100	127	161	155	180	250

1BMRC Peer Group represents public California banks with assets between $1 billion to $5 billion as of December 31, 2013: WABC, WIBC, MCHB, CYHT, HAFC, TCBK, FMCB, EXSR, PFBC, PPBI, BBNK, HTBK, BSRR, CUNB, AMBZ, RCBC, HEOP, CVCY. The peer group composite index is weighted by market capitalization and reinvests dividends on the ex-date and adjusts for stock splits, if applicable.

Source: Company Reports, FactSet, and SNL

Page-23

ITEM 6        SELECTED FINANCIAL DATA

	2013	2012	2011	2010	2009	2012/2013
(dollars in thousands, except per share data)						% change

At December 31,
Total assets	$1,805,194	$1,434,749	$1,393,263	$1,208,150	$1,121,672	25.8%
Total loans	1,269,322	1,073,952	1,031,154	941,400	917,748	18.2%
Total deposits	1,587,102	1,253,289	1,202,972	1,015,739	944,061	26.6%
Total stockholders' equity	180,887	151,792	135,551	121,920	109,051	19.2%
Equity-to-asset ratio	10.0%	10.6%	9.7%	10.1%	9.7%	(5.7)%

For year ended December 31,
Net interest income	$58,775	$63,190	$63,819	$54,909	$52,567	(7.0)%
Provision for loan losses	540	2,900	7,050	5,350	5,510	(81.4)%
Non-interest income	8,066	7,112	6,269	5,521	5,182	13.4%
Non-interest expense[1]	44,092	38,694	38,283	33,357	31,696	14.0%
Net income[1]	14,270	17,817	15,564	13,552	12,765	(19.9)%
Net income per share (diluted)	2.57	3.28	2.89	2.55	2.19	(21.6)%
Tax-equivalent net interest margin	4.20%	4.74%	5.13%	4.95%	5.17%	(11.4)%
Cash dividend payout ratio on common stock [2]	27.9%	21.0%	22.1%	23.6%	25.8%	32.9%

1 2013 amount included $3.7 million in one-time expenses related to the NorCal acquisition and 2011 amount included $1.0 million one-time expenses related to the Charter Oak Bank acquisition.

2 Calculated as dividends on common share divided by basic net income per common share.

Page-24

ITEM 7     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of financial condition as of December 31, 2013 and 2012 and results of operations for each of the years in the three-year period ended December 31, 2013 should be read in conjunction with our consolidated financial statements and related notes thereto, included in Part II Item 8 of this report. Average balances, including balances used in calculating certain financial ratios, are generally comprised of average daily balances.

Forward-Looking Statements

The disclosures set forth in this item are qualified by important factors detailed in Part I captioned Forward-Looking Statements and Item 1A captioned Risk Factors of this report and other cautionary statements set forth elsewhere in the report.

Executive Summary

On November 29, 2013, we closed the acquisition of NorCal Community Bancorp (“NorCal”), parent company of Bank of Alameda, (“the Acquisition”), adding $173.8 million in loans, $241.0 million in deposits and $53.7 million in investment securities to Bank of Marin. The acquired assets and assumed liabilities were recorded at fair value at closing, subject to change for up to one year after the Acquisition as additional information relative to Acquisition-date fair values becomes available.

2013 earnings totaled $14.3 million and include $3.7 million in one-time expenses related to the Acquisition, compared to $17.8 million of earnings in 2012. Diluted earnings of $2.57 per share for the year ended December 31, 2013 includes a negative impact of $0.43 per share related to one-time acquisition-related expenses and compared to $3.28 per share in the same period of 2012.

In addition to closing the Acquisition, we ended the year with organic growth in core deposits and loans. Deposits totaled $1.6 billion at December 31, 2013, compared to $1.3 billion at December 31, 2012. Based on the December 31, 2013 balance, the increase in deposits includes $246 million acquired from NorCal and $88 million in organic growth. Non-interest bearing deposits, including the Acquisition, represent 40.8% of total deposits. Loans totaled $1.3 billion at December 31, 2013, compared to $1.1 billion at December 31, 2012. Based on the December 31, 2013 balance, the growth in loans reflects $172.3 million in loans acquired from Norcal and $23.1 million in organic growth.

Credit quality continues to be very strong and improving. Non-accrual loans totaled $11.7 million at December 31, 2013 compared to $17.7 million at December 31, 2012, and as a percent of total loans declined to 0.92% compared to 1.64% a year ago. The decrease in non-accrual loans primarily reflects one commercial real estate loan that paid off in 2013 and pay downs on various commercial real estate and commercial loans, partially offset by one delinquent land development loan that went on to non-accrual status in 2013. Net recoveries for the year ended December 31, 2013 totaled $23 thousand, compared to net charge-offs of $3.9 million in the prior year.

The provision for loan losses totaled $540 thousand in 2013, compared to $2.9 million in the prior year. The ratio of loan loss reserve to loans decreased from 1.27% at December 31, 2012 to 1.12% at December 31, 2013. The decrease compared to the prior year primarily relates to a lower level of newly identified non-accrual loans, and the impact of newly acquired loans from the NorCal acquisition that were marked down to fair value and therefore did not require a corresponding allowance. The ratio of loan loss reserve to loans excluding the impact of the loans from the Acquisition would have been 1.30% at December 31, 2013.

As forecasted, the capital ratios have stayed strong after the Acquisition. The total risk-based capital ratio for Bancorp totaled 13.2% at December 31, 2013 compared to 13.7% at December 31, 2012. The ratio declined due to the addition of $10.9 million in goodwill and intangibles related to the Acquisition, which are excluded from regulatory capital. The risk-based capital ratio continues to be well above regulatory requirements for a well-capitalized institution.

Net interest income totaled $58.8 million and $63.2 million in 2013 and 2012, respectively. The tax-equivalent net interest margin was 4.20% in 2013 compared to 4.74% in 2012. The decrease is primarily due to lower yields on investments and new loans owing to the persistent low interest rate environment, rate concessions on existing loans

Page-25

and a lower level of income recognition on loans from our 2011 Charter Oak acquisition. As a result of the prolonged low interest rate environment and the low loan demands we expect little relief from this downward margin compression in 2014. As the loan portfolio acquired from Bank of Alameda is considered more credit-worthy than the one from Charter Oak Bank and the purchase discount was not as steep, we do not expect as significant a boost to our net interest margin from the purchase discount accretion going forward, as compared to the favorable impact of accretion on loans from Charter Oak Bank in the first few years after acquisition.

If interest rates increase, we anticipate that net interest income will rise. It may take several upward market rate movements for the variable rate loans at floors to move above the floor rates. Please see Item 7A, Quantitative and Qualitative Disclosure about Market Risk for more information about the effect of interest rate increases on our net interest income.

Non-interest income totaled $8.1 million in the year ended 2013 compared to $7.1 million in the same period of 2012. The year-to-date increase of $954 thousand, or 13.4% from the prior year primarily reflects higher dividend income from the Federal Home Loan Bank of San Francisco, higher Wealth Management and Trust Services fees and higher BOLI income due to a death benefit in the first quarter of 2013.

Non-interest expense totaled $44.1 million and $38.7 million in 2013 and 2012, respectively. The increase in 2013 primarily reflects one-time acquisition-related expenses totaling $3.7 million and higher staffing costs as we continue to grow. We expect to incur approximately $800 thousand additional one-time expenses related to the NorCal acquisition as we continue to integrate in the beginning of 2014, with the majority relating to data processing and personnel costs.

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

In periodic evaluations of the adequacy of the allowance balance, Management considers current economic conditions, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, our past loan loss experience and other factors. The ALLL is based on estimates, and ultimate losses may vary from current estimates. Our Asset/Liability Management Committee (“ALCO”) reviews the adequacy of the ALLL at least quarterly. The allowance is adjusted based on that review if, in the judgment of the ALCO and Management, changes are warranted.

The overall allowance consists of 1) specific allowances for individually identified impaired loans ("ASC 310-10") and 2) general allowances for pools of loans ("ASC 450-20"), which incorporate changing qualitative and environmental factors (e.g., portfolio growth and trends, credit concentrations, economic and regulatory factors, etc.).

The first component, specific allowances, result from the analysis of identified problem credits and the evaluation of sources of repayment including collateral, as applicable. Through Management's ongoing loan grading and credit monitoring process, individual loans are identified that have conditions that indicate the borrower may be unable to pay all amounts due in accordance with the contractual terms. These loans are evaluated for impairment individually by Management. Management considers an originated loan to be impaired when it is probable we will be unable to collect all amounts due according to the contractual terms of the loan agreement. For allowance established on acquired loans, refer to Acquired Loans discussed below. When the fair value of the impaired loan is less than the recorded investment in the loan, the difference is recorded as impairment through the establishment of a specific

Page-26

allowance. For loans determined to be impaired, the extent of the impairment is measured based on the present value of expected future cash flows discounted at the loan's effective interest rate at origination (for originated loans), based on the loan's observable market price, or based on the fair value of the collateral if the loan is collateral dependent or if foreclosure is imminent. Generally with problem credits that are collateral-dependent, we obtain appraisals of the collateral at least annually. We may obtain appraisals more frequently if we believe the collateral value is subject to market volatility, if a specific event has occurred to the collateral, or if we believe foreclosure is imminent.

The second component is an estimate of the probable inherent losses in each loan pool with similar characteristics. Beginning with the quarter-ended September 30, 2013, Management refined the methodology for estimating general allowances in order to provide a more comprehensive evaluation of the potential risk of loss in our loan portfolio. This analysis encompasses our entire loan portfolio and excludes acquired loans where the discount has not been fully accreted. For allowance established on acquired loans, see below under Acquired Loans.

Under our allowance model, loans are evaluated on a pool basis by loan segment which is further delineated by Federal regulatory reporting codes ("call codes"). Each segment is assigned an expected loss factor which is primarily based on a twelve quarter look-back at our historical losses for that particular segment, as well as a number of other factors.

The model determines loan loss reserves based on objective and subjective factors. Objective factors include a rolling historical loss rate using a twelve quarter look-back, changes in the volume and nature of the loan portfolio, changes in credit quality metrics (past due loans, non-accrual loans, net charge-offs), and the existence of credit concentrations. Subjective factors include changes in the overall economic environment, legal and regulatory conditions, lending management and other relevant staff, uncertainties related to acquisitions, as well as the quality of our loan review process. The total amount allocated is determined by applying loss multipliers to outstanding loans by call code.

For further information regarding our ALLL methodology, including a change in methodology in 2013, see Note 4 to the Consolidated Financial Statements in Item 8 of this report.

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

The process of estimating fair values of the acquired loans, including the estimate of losses that are expected to be incurred over the estimated remaining lives of the loans at acquisition date and the ongoing updates to Management's expectation of future cash flows, requires significant subjective judgments and assumptions, particularly considering the economic environment. The economic environment and the lack of market liquidity and transparency are factors that have influenced, and may continue to affect, these assumptions and estimates.

We estimated the fair value of acquired loans at the acquisition date based on a discounted cash flow methodology that considered factors including the type of loan and related collateral, risk classification, fixed or variable interest rate, term of loan, whether or not the loan was amortizing, and current discount rates. Loans , except for purchased credit-impaired loans or "PCI loans", were grouped together according to similar characteristics and were treated in the aggregate when applying various valuation techniques. The estimate of expected cash flows incorporates our best estimate of current key assumptions, such as property values, default rates, loss severity and prepayment speeds. The discount rates used for loans were based on market rates for new originations of comparable loans, where available, and include adjustments for liquidity factors.

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

We acquired some loans from business combinations with evidence of credit quality deterioration subsequent to their origination and for which it was probable, at acquisition, that we would be unable to collect all contractually required

Page-27

payments (PCI loans).  These loans are evaluated on an individual basis. Management has applied significant subjective judgment in determining which loans are PCI loans. Evidence of credit quality deterioration as of the purchase date may include data such as past due and nonaccrual status, risk grades and charge-off history. Revolving credit agreements (e.g., home equity lines of credit and revolving commercial loans) where the borrower had revolving rights at acquisition date are not considered PCI loans because the timing and amount of cash flows cannot be reasonably estimated.

The accounting guidance for PCI loans provides that the difference between the contractually required payments and the cash flows expected to be collected at acquisition, considering the impact of prepayments, is referred to as the nonaccretable difference and is not recorded. Furthermore, the difference between the expected cash flows and the fair value at acquisition date is accreted into interest income at a level yield of return over the remaining term of the loan, provided that the timing and amount of future cash flows is reasonably estimable.

The initial estimate of cash flows expected to be collected is updated each quarter and requires the continued usage of key assumptions and estimates similar to the initial estimate of fair value. Given the current economic environment, we apply judgment to develop our estimate of cash flows for PCI loans given the impact of collateral value changes, loan workout plans, changing probability of default, loss severities and prepayment speeds.

For purposes of accounting for the PCI loans from past business combinations, we elected not to apply the pooling method but to account for these loans individually. Disposals of loans, which may include sales of loans to third parties, receipt of payments in full by the borrower, or foreclosure of the collateral, result in removal of the loan from the PCI loan portfolio at its carrying amount.

All PCI loans that were classified as non-accrual loans prior to the acquisition were no longer classified as non-accrual if we believed that we would fully collect the new carrying value of these loans at acquisition. Subsequent to the acquisition, specific allowances are established to PCI loans that have experienced credit deterioration. The amount of cash flows expected to be collected and, accordingly, the adequacy of the allowance for loan losses are particularly sensitive to changes in loan credit quality. When there is doubt as to the timing and amount of future cash flows to be collected, PCI loans are classified as non-accrual loans. It is important to note that judgment is required to classify PCI loans as accruing or non-accrual, and is dependent on having a reasonable expectation about the timing and amount of cash flows expected to be collected. If we have probable and significant increases in cash flows expected to be collected on PCI loans, we first reverse any previously established specific allowance for loan loss and then increase interest income as a prospective yield adjustment over the remaining life of the loans. The impact of changes in variable interest rates is recognized prospectively as adjustments to interest income.

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

Other-than-temporary Impairment of Investment Securities

At each financial statement date, we assess whether declines in the fair value of held-to-maturity and available-for-sale securities below their costs are deemed to be other-than-temporary. We consider, among other things, (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer, and (iii) our intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value. Evidence evaluated includes, but is not limited to, the remaining payment terms of the instrument and economic factors that are relevant to the collectability of the instrument, such as: current prepayment speeds, the current financial condition of the issuer(s), industry analyst reports, credit ratings, credit default rates, interest rate trends, the quality of any credit enhancement and the value of any underlying collateral.

For each security in an unrealized loss position, we assess whether we intend to sell the security or if it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis less any current-period

Page-28

credit losses. If we intend to sell the security or it is more likely than not we will be required to sell the security before recovery of its amortized cost basis less any current-period credit loss, the entire difference between the investment’s amortized cost basis and its fair value at the balance sheet date is recognized in earnings.

For impaired securities that are not intended for sale and will not be required to be sold prior to recovery of our amortized cost basis, we determine if the impairment has a credit loss component. For held-to-maturity securities, if there is no credit loss, no further action is required. For both held-to-maturity and available-for-sale securities, if the amount or timing of cash flows expected to be collected are less than those at the last reporting date, an other-than-temporary impairment shall be considered to have occurred and the credit loss component is recognized in earnings as the present value of the change in expected future cash flows. In determining the present value of the expected cash flows we discount the expected cash flows at the effective interest rate implicit in the security at the date of purchase. The remaining difference between the security's fair value and the amortized basis is deemed to be due to factors that are not credit related and is recognized in other comprehensive income, net of applicable taxes.

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

Accounting for Income Taxes

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

Page-29

Fair Value Measurements

We use fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. We base our fair values on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Securities available-for-sale and derivatives are recorded at fair value on a recurring basis. Additionally, from time to time, we may be required to record certain assets at fair value on a non-recurring basis, such as purchased loans recorded at acquisition date, certain impaired loans held for investment, other real estate owned and securities held-to-maturity that are other-than-temporarily impaired. These non-recurring fair value adjustments typically involve write-downs of individual assets due to application of lower-of-cost or market accounting.

When we develop our fair value measurement process, we maximize the use of observable inputs. Whenever there is no readily available market data, we use our best estimate and assumptions in determining fair value, but these estimates involve inherent uncertainties and the application of Management's judgment. As a result, if other assumptions had been used, our recorded earnings or disclosures could have been materially different from those reflected in these financial statements. For detailed information on our use of fair value measurements and our related valuation methodologies, see Note 10 to the Consolidated Financial Statements in Item 8 of this Form 10-K.

RESULTS OF OPERATIONS

Highlights of the financial results are presented in the following table:

	For years ended December 31,
(dollars in thousands, except per share data)	2013	2012	2011
For the period:
Net income	$14,270	$17,817	$15,564
Net income per share
Basic	$2.62	$3.34	$2.94
Diluted	$2.57	$3.28	$2.89
Return on average equity	8.86%	12.36%	12.01%
Return on average assets	0.96%	1.24%	1.16%
Common stock dividend payout ratio	27.82%	21.06%	22.11%
Average shareholders’ equity to average total assets	10.78%	10.05%	9.69%
Efficiency ratio	65.97%	55.04%	54.62%
Tax equivalent net interest margin	4.20%	4.74%	5.13%

At period end:
Book value per common share	$30.78	$28.17	$25.40
Total assets	$1,805,194	$1,434,749	$1,393,263
Total loans	$1,269,322	$1,073,952	$1,031,154
Total deposits	$1,587,102	$1,253,289	$1,202,972
Loan-to-deposit ratio	79.98%	85.69%	85.72%
Total risk-based capital ratio - Bancorp	13.2%	13.7%	13.1%

Page-30

SUMMARY OF QUARTERLY RESULTS OF OPERATIONS

Table 1 sets forth the quarterly results of operations for 2013 and 2012:

Table 1        Summarized Statement of Income

	2013 Quarters Ended				2012 Quarters Ended
(dollars in thousands; unaudited)	Dec. 31	Sept. 30	Jun. 30	Mar. 31	Dec. 31	Sept. 30	Jun. 30	Mar. 31
Interest income	$16,129	$14,471	$14,730	$15,230	$16,298	$15,598	$16,937	$16,933
Interest expense	497	429	425	434	507	681	656	732
Net interest income	15,632	14,042	14,305	14,796	15,791	14,917	16,281	16,201
Provision for loan losses	150	(480)	1,100	(230)	700	2,100	100	—
Net interest income after
provision for loan losses	15,482	14,522	13,205	15,026	15,091	12,817	16,181	16,201
Non-interest income	2,063	1,953	1,944	2,106	1,816	1,801	1,800	1,695
Non-interest expense	13,871	10,107	10,419	9,695	9,582	9,592	9,685	9,835
Income before provision for income taxes	3,674	6,368	4,730	7,437	7,325	5,026	8,296	8,061
Provision for income taxes	1,329	2,364	1,675	2,571	2,623	1,802	3,345	3,121
Net income	$2,345	$4,004	$3,055	$4,866	$4,702	$3,224	$4,951	$4,940
Net income available to common stockholders	$2,345	$4,004	$3,055	$4,866	$4,702	$3,224	$4,951	$4,940

Net income per common share
Basic	$0.42	$0.74	$0.56	$0.90	$0.88	$0.60	$0.93	$0.93
Diluted	$0.41	$0.72	$0.55	$0.89	$0.86	$0.59	$0.91	$0.91

Page-31

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

Page-32

Table 2 Average Statements of Condition and Analysis of Net Interest Income

	Year ended			Year ended				Year ended
	December 31, 2013			December 31, 2012				December 31, 2011
		Interest			Interest				Interest
	Average	Income/	Yield/	Average	Income/	Yield/		Average	Income/	Yield/
(dollars in thousands; unaudited)	Balance	Expense	Rate	Balance	Expense	Rate		Balance	Expense	Rate
Assets
Interest-bearing due from banks [1]	$47,401	$120	0.25%	$80,643	$214	0.26%		$87,365	$222	0.25%
Investment securities [2,3]	272,767	6,648	2.44%	234,014	6,829	2.92%		175,571	6,049	3.45%
Loans [1,3,4]	1,092,885	55,157	4.98%	1,023,165	59,991	5.77%		984,211	63,914	6.40%
Total interest-earning assets [1]	1,413,053	61,925	4.32%	1,337,822	67,034	4.93%		1,247,147	70,185	5.55%
Cash and non-interest-bearing due from banks	32,903			51,301				46,673
Bank premises and equipment, net	9,214			9,183				9,136
Interest receivable and other assets, net	38,993			36,155				34,183
Total assets	$1,494,163			$1,434,461				$1,337,139
Liabilities and Stockholders' Equity
Interest-bearing transaction accounts	$97,336	$52	0.05%	$152,778	$151	0.10%		$125,316	$151	0.12%
Savings accounts	100,185	35	0.03%	86,670	88	0.10%		69,792	98	0.14%
Money market accounts	437,441	419	0.10%	436,281	689	0.16%		405,726	1,286	0.32%
CDARS® time accounts	5,416	8	0.15%	30,016	83	0.28%		39,514	237	0.60%
Other time accounts	140,334	914	0.65%	144,106	1,068	0.74%		151,866	1,314	0.87%
FHLB borrowings and overnight borrowings [1]	19,054	322	1.67%	16,205	345	2.09%		49,722	2,062	4.15%	[5]
Subordinated debentures	407	35	8.57%	3,552	152	4.21%	[6]	5,000	147	2.90%
Total interest-bearing liabilities	800,173	1,785	0.22%	869,608	2,576	0.30%		846,936	5,295	0.63%
Demand accounts	518,986			406,861				347,682
Interest payable and other liabilities	13,970			13,881				12,983
Stockholders' equity	161,034			144,111				129,538
Total liabilities & stockholders' equity	$1,494,163			$1,434,461				$1,337,139
Tax-equivalent net interest income/margin [1]		$60,140	4.20%		$64,458	4.74%			$64,890	5.13%
Reported net interest income/margin [1]		$58,775	4.10%		$63,190	4.65%			$63,819	5.05%
Tax-equivalent net interest rate spread			4.10%			4.63%				4.92%

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
[4] Average balances on loans outstanding include non-accrual loans. The amortized portion of net loan origination fees is included in interest income on loans, representing an adjustment to the yield.
[5] Amount includes a $924 thousand prepayment penalty incurred on the payoff of a FHLB borrowing in 2011.
[6] Amount includes $42 thousand accelerated amortization of debt issuance costs in the third quarter of 2012.

2013 compared with 2012:

The tax-equivalent net interest margin was 4.20% in 2013, compared to 4.74% in 2012.  The decrease of fifty-four basis points was primarily due to a lower yield on interest-earning assets, mainly relating to new loans yielding lower rates, a lower level of accretion on purchased loans, downward repricing on existing loans and lower yields on investment securities. These decreases were partially offset by a shift in the mix of interest-earning assets from lower-yielding interest-bearing due from banks towards higher-yielding loans and securities, as well as the downward repricing of deposits and the payoff of the subordinated debenture on September 17, 2012. The net interest spread decreased fifty-three basis points over the same period for the same reasons.

The average yield on interest-earning assets decreased sixty-one basis points in 2013 compared to 2012 due to the reasons listed above. The loan portfolio as a percentage of average interest-earning assets, increased to 77.3% in 2013, from 76.5% in 2012. The investment securities were 19.3% and 17.5% of average interest-earning assets in 2013 and 2012, respectively. Total average interest-earning assets increased $75.2 million, or 5.6%, in 2013 compared to 2012.

Page-33

Market interest rates are, in part, based on the target Federal funds interest rate (the interest rate banks charge each other for short-term borrowings) implemented by the Federal Reserve Open Market Committee. In December of 2008, the target Fed Funds rate reached a historic low with a range of 0% to 0.25% where it remained as of December 31, 2013. The accommodative monetary policy measures taken by the FRB in recent years, including three rounds of quantitative easing, has led to a prolonged low interest rate environment. As a result, we have experienced downward pricing pressure on our interest-earning assets that negatively impacted our net interest margin and yields on our earning assets, and we expect little relief from this downward pricing pressure in 2014.

Our net interest margin fluctuations due to acquired loans were as follows:

	Years ended December 31,
	2013		2012		2011
(dollars in thousands; unaudited)	Dollar Amount	Basis point impact to net interest margin	Dollar Amount	Basis point impact to net interest margin	Dollar Amount	Basis point impact to net interest margin
Accretion on PCI loans	$725	5 bps	$1,641	12 bps	$1,418	11 bps
Accretion on non-PCI loans	$1,163	8 bps	$789	6 bps	$2,857	23 bps
Gains on pay-offs of PCI loans	$469	3 bps	$1,714	13 bps	$1,879	15 bps

2012 Compared with 2011:

The tax-equivalent net interest margin was 4.74% in 2012, compared to 5.13% in 2011.  The decrease of thirty-nine basis points was primarily due to a lower yield on interest-earning assets, mainly relating to a lower level of accretion on purchased loans. This was partially offset by the reduction in the cost of interest-bearing liabilities discussed below. The net interest spread decreased twenty-nine basis points over the same period for the same reasons.

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

The rate on interest-bearing liabilities decreased thirty-three basis points for the year ended December 31, 2012 compared to 2011, primarily due to: 1) the absence of a $924 thousand prepayment penalty on early payoff of an FHLB borrowing in September 2011, which negatively impacted the 2011 net interest margin by seven basis points; 2) maturity of another higher costing FHLB borrowing in January 2012; and 3) lower offering rates on deposits.

Page-34

Table 3        Analysis of Changes in Net Interest Income

The following table analyzes the change in net interest income due to: 1) Volume-changes caused by increases or decreases in the average asset and liability balances; and 2) Yield/Rate-changes in average yields on earning assets and average rates on interest-bearing liabilities.

	2013 compared to 2012				2012 compared to 2011
(dollars in thousands)	Volume	Yield/Rate	Total	1	Volume	Yield/Rate		Total
Assets
Interest-bearing due from banks	$(85)	$(9)	$(94)		$(17)	$9		$(8)
Investment securities [2]	1,037	(1,218)	(181)		1,705	(925)		780
Loans [2]	3,852	(8,686)	(4,834)		2,186	(6,109)		(3,923)
Total interest-earning assets	4,804	(9,913)	(5,109)		3,874	(7,025)		(3,151)
Liabilities
Interest-bearing transaction accounts	(44)	(55)	(99)		27	(27)		—
Savings accounts	12	(65)	(53)		17	(27)		(10)
Money market accounts	2	(272)	(270)		48	(645)		(597)
CDARS® time deposits	(48)	(27)	(75)		(26)	(128)		(154)
Other time accounts	(27)	(127)	(154)		(58)	(188)		(246)
FHLB borrowings and overnight borrowings	55	(78)	(23)		(700)	(1,017)	[3]	(1,717)
Subordinated debentures	(198)	81	(117)		(67)	72		5
Total interest-bearing liabilities	(248)	(543)	(791)		(759)	(1,960)		(2,719)
Tax-equivalent net interest income	$5,052	$(9,370)	$(4,318)		$4,633	$(5,065)		$(432)

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

Our provision for loan losses totaled $540 thousand in 2013, compared to $2.9 million in 2012 and $7.1 million in 2011. The decrease compared to the prior year primarily relates to a lower level of newly identified problem loans that have significant credit exposure. The 2011 provision for loan losses included $2.3 million related to loans acquired from Charter Oak Bank. The allowance for loan losses of $14.2 million totaled 1.12% of loans at December 31, 2013, compared to 1.27% at December 31, 2012. The decrease from the prior year primarily relates to loans acquired from Bank of Alameda marked down to fair value without allowances established and a continued low level of newly identified non-accrual loans. The ratio of loan loss reserve to loans excluding the impact of the acquired loans from the NorCal acquisition would have been 1.30% at December 31, 2013. Net recoveries in 2013 totaled $23 thousand compared to net charge-offs totaling $3.9 million in the prior year. See the section captioned “Allowance for Loan Losses” below for further analysis of the provision for loan losses.

Page-35

Non-interest Income

The table below details the components of non-interest income.

	Years ended			2013 compared to 2012		2012 compared to 2011
	December 31,			Amount	Percent	Amount	Percent
(dollars in thousands; unaudited)	2013	2012	2011	Increase (Decrease)	Increase (Decrease)	Increase (Decrease)	Increase (Decrease)
Service charges on deposit accounts	$2,062	$2,130	$1,836	$(68)	(3.2)%	$294	16.0%
Wealth Management and Trust Services	2,162	1,964	1,834	198	10.1%	130	7.1%
Debit card interchange fees	1,104	1,015	845	89	8.8%	170	20.1%
Merchant interchange fees	822	739	353	83	11.2%	386	109.3%
Earnings on Bank-owned life insurance	954	762	752	192	25.2%	10	1.3%
(Loss) on sale of securities	(1)	(34)	—	33	(97.1)%	(34)	NM
Other income	963	536	649	427	79.7%	(113)	(17.4)%
Total non-interest income	$8,066	$7,112	$6,269	$954	13.4%	$843	13.4%

2013 Compared with 2012:

The increase in Wealth Management and Trust Services ("WMTS") income in 2013 compared to 2012 is due to the acquisition of new assets and market value appreciation of existing assets under management. The increase is also due to significant non-recurring fees earned for estate and probate administration services performed in the first quarter of 2013. Assets under management totaled approximately $335.9 million at December 31, 2013 and $285.4 million at December 31, 2012.

Debit card interchange fees increased in 2013 when compared to the prior year primarily due to an increase in the volume of debit card usage. The increase in merchant interchange fees is primarily due to the addition of a new vendor. Bank-owned life insurance (“BOLI”) income increased in 2013 compared to 2012 due to a $228 thousand benefit realized on the death of an insured employee in the first quarter of 2013.

Other income increased when compared to the prior year primarily due to higher dividend income from the FHLB and higher credit card referral fees.

2012 Compared with 2011:

The increase in service charge income on deposit accounts in 2012 compared to 2011 was due to higher business analysis fee income, reflecting a higher number of deposit accounts and a decrease in the earnings rate credit effective early in 2012.

The increase in WMTS income was primarily due to the acquisition of new accounts and customer relationships, as well as the appreciation of existing assets under management. As of December 31, 2012 and 2011, assets under management totaled approximately $285.4 million and $251.4 million, respectively.

The increase in debit card interchange fees was primarily attributable to a steady increase in volume of debit card usage, as well as an increase in new accounts.

The increase in merchant interchange fees was primarily due to a change in January 2012, whereby merchant interchange-related expenses were recorded in other expense rather than net of fees. In addition, merchant interchange fees increased due to higher merchant sales volume in 2012.

The slight increase in BOLI income in 2012 compared to 2011 was primarily due to additional income earned on $364 thousand in new policies purchased in February 2012.

Page-36

The decrease in other income in 2012 compared to 2011 reflects the pre-tax bargain purchase gain of $147 thousand from the 2011 acquisition of Charter Oak Bank.

Non-interest Expense

The table below details the components of non-interest expense. Our efficiency ratio (the ratio of non-interest expense divided by the sum of non-interest income and net interest income) totaled 65.97%, 55.04% and 54.62% in 2013, 2012 and 2011, respectively.

		Years ended		2013 compared to 2012		2012 compared to 2011
	December 31,			Amount	Percent	Amount	Percent
(dollars in thousands; unaudited)	2013	2012	2011	Increase (Decrease)	Increase (Decrease)	Increase (Decrease)	Increase (Decrease)
Salaries and related benefits	$21,974	$21,139	$20,211	$835	4.0%	$928	4.6%
Occupancy and equipment	4,347	4,230	4,002	117	2.8%	228	5.7%
Depreciation and amortization	1,395	1,355	1,293	40	3.0%	62	4.8%
FDIC insurance	921	917	1,000	4	0.4%	(83)	(8.3)%
Data processing	5,334	2,514	2,690	2,820	112.2%	(176)	(6.5)%
Professional services	2,985	2,340	2,499	645	27.6%	(159)	(6.4)%
Other non-interest expense
Advertising	490	541	589	(51)	(9.4)%	(48)	(8.1)%
Impairment and amortization of core deposit intangible	69	—	725	69	NM	(725)	(100)%
Other expense	6,577	5,658	5,274	919	16.2%	384	7.3%
Total other non-interest expense	7,136	6,199	6,588	937	15.1%	(389)	(5.9)%
Total non-interest expense	$44,092	$38,694	$38,283	$5,398	14.0%	$411	1.1%

2013 Compared with 2012:

The increase in salaries and benefit expenses was mainly due to higher salaries and commissions and associated payroll taxes, as well as annual merit increases and the addition to FTE staff. These expenses were partially offset by higher capitalized and deferred loan origination costs, as our standard loan origination costs have been revised effective January 1, 2013 and applied to 2013 loan originations. The number of average FTE totaled 242 in 2013 and 233 in 2012.

The increase in data processing expenses in 2013 primarily reflects one-time acquisition-related expenses totaling $2.8 million in the fourth quarter, mainly relating to NorCal's core processing system contract termination and de-conversion fees.

Professional service expenses in 2013 increased when compared to 2012. This is primarily due to $660 thousand of professional and legal fees related to the NorCal acquisition.

The decrease in advertising expenses in 2013 was primarily due to a higher volume of production-related expenses associated with customer testimonials and marketing campaigns that took place in 2012.

The increase in other expenses when compared to 2012 primarily reflects an increase in recruitment fees, merchant card expenses and a higher provision for losses on off-balance sheet commitments, as well as increases in education and training and director expenses.

2012 Compared with 2011:

The increase in salaries and benefit expenses primarily reflects higher personnel costs associated with merit increases, new hires, higher incentive bonuses, as well as higher employee benefits. The number of average FTE totaled 233 in 2012 and 226 in 2011.

Page-37

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

The decrease in data processing expenses primarily reflects the re-negotiation and execution of a new contract with our current data processing vendor that resulted in a reduction of our ongoing data processing expenses effective July 1, 2012, as well as the reduction in one-time expenses associated with the Charter Oak acquisition in 2011.

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

We recorded a core deposit intangible asset of $725 thousand for the acquisition of Charter Oak Bank in 2011, of which $683 thousand was written-off in the fourth quarter of 2011 and $42 thousand was amortized during 2011. The write-off was primarily due to higher than anticipated runoff of the acquired deposits and a significant decline in alternative funding costs in the later half of 2011.

The increase in other expenses is primarily due to increases in merchant interchange-related expenses due to the reclassification to expense from income as discussed in the Non-Interest Income section above, as well as higher expenses relating to recruitment. The increases were partially offset by the 2011 write-off of certain facility and network fixed assets purchased from the FDIC related to the Acquisition settlement of Charter Oak Bank that did not recur in 2012.

Page-38

Provision for Income Taxes

The provision for income taxes totaled $7.9 million at an effective tax rate of 35.7% in 2013, compared to $10.9 million at an effective tax rate of 37.9% in 2012 and $9.2 million at an effective tax rate of 37.1% in 2011. The decrease in both the provision for income taxes and the effective tax rate from the prior year is primarily due to a lower amount of pre-tax income and higher amounts of tax-exempt earnings on investment securities, bank-owned life insurance and loans. These provisions reflect accruals for taxes at the applicable rates for federal income tax and California franchise tax based upon reported pre-tax income, and adjusted for the effects of all permanent differences between income for tax and financial reporting purposes (such as earnings on qualified municipal securities, BOLI and certain tax-exempt loans). Therefore, there are fluctuations in the effective rate from period to period based on the relationship of net permanent differences to income before tax.

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

The State of California is currently examining 2011 and 2012 corporate income tax returns. At the time of issuance of this report, no assessments have been proposed by the California Franchise Tax Board in connection with the examination. Although timing of the resolution or closure of the examination is uncertain, we do not anticipate a need to establish a reserve for uncertain tax positions in the next 12 months. At December 31, 2013 and 2012, neither the Bank nor Bancorp had accruals for interest and penalties related to unrecognized tax benefits.

FINANCIAL CONDITION

Investment Securities

We maintain an investment securities portfolio to provide liquidity and to generate earnings on funds that have not been loaned to customers. Management determines the maturities and the types of securities to be purchased based on liquidity and the desire to attain a reasonable investment yield balanced with risk exposure. Table 6 shows the composition of the debt securities portfolio by expected maturity at December 31, 2013 and 2012. Expected maturities differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties. We estimate and update expected maturity dates regularly based on current and historical prepayment speeds. The weighted average maturity of the portfolio at December 31, 2013 was approximately four years.

Page-39

Table 6 Investment Securities

	December 31, 2013				December 31, 2012
(dollars in thousands; unaudited)				Weighted				Weighted
	Principal	Amortized	Fair	Average	Principal	Amortized	Fair	Average
Type and Maturity Grouping	Amount	Cost[1]	Value	Yield[2]	Amount	Cost[1]	Value	Yield[2]
Held-to-maturity
State and municipal
Due within 1 year	$13,475	$13,588	$13,655	2.50%	$5,755	$5,823	$5,824	0.85%
Due after 1 but within 5 years	48,285	50,228	51,116	3.22	57,415	60,435	61,065	2.63
Due after 5 but within 10 years	15,615	16,565	16,658	4.95	28,185	29,918	31,638	5.37
Due after 10 years	—	—	—	—	750	746	823	6.92
Total	77,375	80,381	81,429	3.45	92,105	96,922	99,350	3.39
Corporate bonds
Due within 1 year	1,435	1,435	1,430	0.50	—	—	—	—
Due after 1 but within 5 years	39,986	40,679	40,999	1.68	41,421	42,530	42,881	1.68
Total	41,421	42,114	42,429	1.64	41,421	42,530	42,881	1.68
Total held-to-maturity	118,796	122,495	123,858	2.81	133,526	139,452	142,231	2.86
Available-for-sale
MBS/CMOs issued by U.S. government agencies
Due within 1 year	544	546	549	2.88	4,731	4,807	4,828	2.58
Due after 1 but within 5 years	144,029	146,480	146,517	2.44	50,393	51,740	53,209	2.32
Due after 5 but within 10 years	43,264	44,264	43,538	2.47	42,787	43,941	45,205	2.56
Due after 10 years	—	—	—	—	8,038	8,399	8,555	3.19
Total	187,837	191,290	190,604	2.45	105,949	108,887	111,797	2.49
Debentures of government sponsored agencies
Due within 1 year	2,000	2,019	2,019	0.17	—	—	—	—
Due after 1 but within 5 years	9,500	9,826	9,889	1.57	10,000	10,462	10,690	1.51
Due after 5 but within 10 years	10,000	10,000	9,404	1.49	10,000	10,000	9,899	1.49
Total	21,500	21,845	21,312	1.40	20,000	20,462	20,589	1.50
Privately issued CMOs
Due within 1 year	—	—	—	—	4,120	4,142	4,198	3.28
Due after 1 but within 5 years	7,966	7,599	7,835	3.45	11,709	11,409	11,472	3.68
Due after 5 but within 10 years	3,218	3,050	3,039	2.20	2,830	2,559	2,794	1.59
Due after 10 years	—	—	—	—	3,314	2,961	3,112	2.64
Total	11,184	10,649	10,874	3.09	21,973	21,071	21,576	3.18
State and municipal
Due within 1 year	2,980	3,001	3,000	1.82	—	—	—	—
Due after 1 but within 5 years	11,300	11,626	11,505	2.34	—	—	—	—
Due after 5 but within 10 years	1,365	1,321	1,266	2.90	—	—	—	—
Total	15,645	15,948	15,771	2.29	—	—	—	—
Corporate bonds
Due within 1 year	500	502	502	0.56	—	—	—	—
Due after 1 but within 5 years	3,000	2,999	2,993	0.92	—	—	—	—
Due after 5 but within 10 years	2,000	1,925	1,942	2.38	—	—	—	—
Total	5,500	5,426	5,437	1.42	—	—	—	—
Total available-for-sale	241,666	245,158	243,998	2.35	147,922	150,420	153,962	2.46
Total	$360,462	$367,653	$367,856	2.50%	$281,448	$289,872	$296,193	2.65%

1 Book value reflects cost, adjusted for accumulated amortization and accretion.
2 Yields on tax-exempt securities are presented on a tax-equivalent basis and weighted average calculation is based on amortized cost of securities.

Page-40

The carrying amount of our investment securities portfolio, consisting primarily of mortgage-backed securities (“MBS”) issued or sponsored by the U.S. government agencies, state and municipal securities and corporate bonds, increased $73.1 million or 24.9% during 2013 due to $50.9 million of securities acquired from Bank of Alameda that remained outstanding at December 31, 2013 and a conscious effort to utilize our excess liquidity from deposit inflows that has not been deployed to lending. U.S. government agency MBS or CMO securities, which make up 52.0% and 38.1% of the portfolio at December 31, 2013 and 2012 respectively, increased $78.9 million in 2013, as we purchased $86.4 million of MBS pass-through securities. State and municipal securities, which represented 26.2% and 33.0% of the portfolio at December 31, 2013 and 2012 respectively, decreased $769 thousand. See the discussion in the section captioned “Securities May Lose Value due to Credit Quality of the Issuers” in Item 1A Risk Factors above.

At December 31, 2013, we had invested $99.4 million in residential mortgage, $20.8 million in commercial mortgage pass-through securities, $67.6 million in CMOs issued by FNMA, FHLMC, or Government National Mortgage Association ("GNMA") and $10.9 million in privately issued CMOs. We generally invest in mortgage-backed securities with borrowers having strong credit scores and/or collateral compositions reflecting low loan-to-value ratios. Any investment securities in our portfolio that may be backed by sub-prime or Alt-A mortgages, which account for approximately 1.7% of our total security portfolio, relate to privately issued CMOs. See Note 3 to the Consolidated Financial Statements in Item 8 and Item 1A, Risk Factors, for more information on investment securities.

At December 31, 2013, distribution of our investment in obligations of state and political subdivisions was as follows:

	December 31, 2013
			% of
			state and municipal
(in thousands; unaudited)	Amortized Cost	Fair Value	securities
Within California:
General obligation bonds	$23,765	$23,858	24.6%
Revenue bonds	19,721	19,672	20.5%
Tax allocation bonds	9,114	8,902	9.5%
Total in California	52,600	52,432	54.6%

Outside California:
General obligation bonds	30,490	31,819	31.7%
Revenue bonds	13,239	12,949	13.7%
Total Outside California	43,729	44,768	45.4%

Total obligations of state and political subdivisions	$96,329	$97,200	100.0%

The portion of the portfolio outside the state of California is distributed among 18 states. The largest concentrations are in Illinois (8.2%), Ohio (4.8%) and Michigan (3.6%). Revenue bonds, both within and outside California, primarily consisted of bonds relating to essential services (such as roads and utilities) and school district bonds.

Investments in states, municipalities and political subdivisions are subject to an initial pre-purchase credit assessment and ongoing monitoring. Key considerations include:

•	The soundness of a municipality’s budgetary position and stability of its tax revenues;

•	Debt profile and level of unfunded liabilities, diversity of revenue sources, taxing authority of the issuer;

•	Local demographics/economics including unemployment data, largest local employers, income indices and home values;

•
For revenue bonds, the source and strength of revenue for municipal authorities including obligor’s financial condition and reserve levels, annual debt service and debt coverage ratio, and credit enhancement (such as insurer’s strength);

•	Credit ratings by major credit rating agencies.

Page-41

There are six California tax allocation bonds totaling $3.1 million in amortized cost and $3.0 million in fair value for which Moody’s credit ratings diverge from the internal assessment. In June 2012, Moody’s Investor Service downgraded to Ba1 all uninsured California redevelopment agency tax allocation bonds (“RDA”s) that were rated Baa3 or higher. The downgrade to Ba1 was prompted by the increased risk of default resulting from the state's dissolution of all redevelopment agencies. The downgrade was based on the potential risk that new laws governing "successor" agencies (Assembly bills 26 and 1484) might further reduce credit quality, and uncertainty as to whether there was sufficient information available to assess the credit quality of tax allocation bonds. In 2013, certain ratings of RDAs were withdrawn by Moody’s. Internal research shows the dispute between the California State Department of Finance and certain successor agencies regarding funds on hand required for payment of debt service, has been successfully resolved in the successor agencies’ favor by the State Superior Court. In addition, the California State Department of Finance is in the process of approving refinancing requests from the successor agencies. Debt coverage ratios and assessed property value trends indicate that Moody’s rating downgrade/withdrawal is not necessarily reflective of the issuers’ credit profiles.

In addition, bonds issued by Commonwealth of Puerto Rico totaling $2.2 million in both amortized cost and fair value are rated Baa1 by Moody’s. Since the bonds have been called at par values, they are deemed to pose negligible credit risk.

As a member bank of Visa U.S.A., we hold 16,939 shares of Visa Inc. Class B common stock at a zero cost basis. These shares are restricted from resale until their conversion into Class A (voting) shares upon the termination of Visa Inc.'s covered litigation escrow account pending the final resolution of the Visa Inc. covered litigation. The fair value of the Class B common stock we own was $1.6 million as of December 31, 2013 based on the Class A as-converted rate of 0.4206.

Loans

Table 7 Loans Outstanding by Type at December 31

(dollars in thousands; unaudited)	2013	2012	2011	2010	2009
Commercial loans	$183,291	$176,431	$175,790	$153,836	$164,643
Real estate
Commercial owner-occupied	241,113	196,406	174,705	142,590	146,133
Commercial investor	625,019	509,006	446,425	383,553	332,752
Construction	31,577	30,665	51,957	77,619	91,289
Home equity	98,469	93,237	98,043	86,932	83,977
Other residential [1]	72,634	49,432	61,502	69,991	69,369
Installment and other consumer loans	17,219	18,775	22,732	26,879	29,585
Total loans	1,269,322	1,073,952	1,031,154	941,400	917,748
Allowance for loan losses	(14,224)	(13,661)	(14,639)	(12,392)	(10,618)
Total net loans	$1,255,098	$1,060,291	$1,016,515	$929,008	$907,130

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

$18.1 million of the 2013 commercial loan growth resulted from loans purchased in the Acquisition. The increase from the Acquisition was offset by the resolution or reduction of several large problem loans as well as pay-downs. As a result, commercial loans increased $6.9 million in 2013, compared to an increase of $641 thousand in 2012. Although line of credit commitments increased by $21.0 million in 2013, reduced utilization by our commercial borrowers resulted in essentially no corresponding growth in loans outstanding.

Commercial real estate loans increased $160.7 million in 2013 and $84.3 million in 2012. Of the commercial real estate loans at December 31, 2013, 72% are non-owner occupied and 28% are owner occupied. $106.3 million of the 2013 commercial real estate loans represented loans purchased in the Acquisition. Our commercial real estate loan

Page-42

portfolio is weighted towards term loans for which the primary source of repayment is cash flow from net operating income of the real estate property. Originated loans are subject to our conservative credit underwriting standards and both the acquired and originated loans are actively managed. The following table summarizes our commercial real estate loan portfolio by the geographic location in which the property is located as of December 31, 2013 and 2012:

Table 8 Commercial Real Estate Loans Outstanding by Geographic Location

	December 31, 2013		December 31, 2012
(dollars in thousands; unaudited)	Amount	% of Commercial real estate loans	Amount	% of Commercial real estate loans
Marin	$306,574	35.4%	$269,946	38.3%
Sonoma	137,776	15.9	126,852	18.0
San Francisco	103,142	11.9	93,689	13.3
Alameda	109,262	12.6	42,989	6.1
Contra Costa	27,785	3.2	9,542	1.4
Napa	62,071	7.2	55,391	7.8
Sacramento	18,153	2.1	9,787	1.4
Other	101,369	11.7	97,216	13.7
Total	$866,132	100.0%	$705,412	100.0%

Construction loans increased $912 thousand in 2013 and decreased $21.3 million in 2012. We acquired $5.7 million of construction loans from Bank of Alameda in 2013, partially offset by payoffs of construction loans through the normal course of business, as well as $2.9 million in pay downs of problem land loans. Although the Bank's construction loan commitments increased $19.0 million in 2013, a number of the projects are in their initial stages and therefore had minimal draws as of December 31, 2013. The decrease in 2012 was primarily due to a slow-down in construction activity, the successful completion and sell-through of construction development projects booked in previous years, as well as a conscious effort to reduce our concentration in construction loans. Table 9 below shows an analysis of construction loans by type and location.

Page-43

Table 9 Construction Loans Outstanding by Type and Geographic Location

(dollars in thousands; unaudited)	December 31, 2013		December 31, 2012
Construction loans by type	Amount	% of Construction Loans	Amount	% of Construction Loans
1-4 Single family residential	$13,148	41.7%	$5,824	19.0%
Apartments and multifamily	1,555	4.9	—	—
Commercial real estate	5,004	15.8	6,112	19.9
Land - improved	10,355	32.8	16,840	54.9
Land - unimproved	1,515	4.8	1,889	6.2
Residence - secondary	—	—	—	—
Tenants-in-common development	—	—	—	—
Total	$31,577	100.0%	$30,665	100.0%

Construction loans by geographic location	Amount	% of Construction Loans	Amount	% of Construction Loans
Marin	$6,502	20.6%	$2,533	8.2%
Sonoma	3,754	11.9	3,959	12.9
San Francisco	13,803	43.7	17,311	56.5
Alameda	2,404	7.6	735	2.4
Contra Costa	17	0.1	—	—
Napa	92	0.3	169	0.6
Riverside	3,528	11.2	5,230	17.0
Other	1,477	4.6	728	2.4
Total	$31,577	100.0%	$30,665	100.0%
Home equity lines of credit increased $5.2 million to $98.5 million and other residential real estate loans increased $23.2 million to $72.6 million in 2013, primarily due to loans purchased in the Acquisition.

Approximately 86% and 85% of our outstanding loans are secured by real estate at December 31, 2013 and 2012, respectively. At December 31, 2013, approximately 2% of our commercial real estate loans, 16% of our construction loans and 4% of our residential real estate loans contain an interest-only feature as part of the loan terms. Approximately 49% of the interest-only commercial real estate loans and all of the interest-only construction and residential real estate loans are considered to have low credit risk (graded “Pass”) and are current with their payments. Also see Item 1A, Risk Factors, regarding our loan concentration risk. As of December 31, 2013, approximately $9.9 million of our loans have interest reserves, all of which are construction loans. When we determine a loan is impaired before the interest reserve has been depleted, the interest funded by the interest reserve is applied against loan principal. As of December 31, 2013, no construction loans having interest reserve balances were determined to be impaired.

Variable-rate loans at their established interest rate floors or ceilings are included as fixed-rate loans in the following table. Table 10 shows that the mix of variable-rate loans to fixed-rate loans in 2013 remains consistent when compared to 2012. The mix of loans acquired from Bank of Alameda includes 16% variable-rate loans, compared to 9% of our originated loans. The large majority of the variable-rate loans are tied to independent indices (such as the Wall Street Journal prime rate or a Treasury Constant Maturity Rate). Most loans with an original term of more than five years have provisions for the fixed rates to reset, or convert to a variable rate, after one, three or five years.

Page-44

Table 10 Loan Portfolio Maturity Distribution and Interest Rate Sensitivity

	December 31, 2013				December 31, 2012
	Fixed	Variable			Fixed	Variable
(dollars in thousands)	Rate	Rate	Total	Percent	Rate	Rate	Total	Percent
Due within 1 year	$117,808	$82,476	$200,284	15.8%	$128,496	$76,213	$204,709	19.1%
Due after 1 but within 5 years	245,429	31,372	276,801	21.8	201,833	25,655	227,488	21.2
Due after 5 years	782,600	9,637	792,237	62.4	641,755	—	641,755	59.7
Total	$1,145,837	$123,485	$1,269,322	100.0%	$972,084	$101,868	$1,073,952	100.0%
Percentage	90.3%	9.7%	100.0%		90.5%	9.5%	100.0%

Allowance for Loan Losses

Credit risk is inherent in the business of lending. As a result, we maintain an allowance for loan losses to absorb losses inherent in our loan portfolio through a provision for loan losses charged against earnings. All specifically identifiable and quantifiable losses are charged off against the allowance. The balance of our allowance for loan losses is Management's best estimate of the remaining probable losses inherent in the portfolio. The ultimate adequacy of the allowance is dependent upon a variety of factors beyond our control, including the real estate market, changes in interest rates and economic and political environments. Based on the current conditions of the loan portfolio, Management believes that the $14.2 million allowance for loan losses at December 31, 2013 is adequate to absorb losses inherent in our loan portfolio. No assurance can be given, however, that adverse economic conditions or other circumstances will not result in increased losses in the portfolio.

The Components of the Allowance for Loan Losses

As stated previously in “Critical Accounting Policies,” and Note 1 to the Consolidated Financial Statements in this report, the overall allowance consists of specific allowances for individually identified impaired loans and general allowances for pools of loans, which incorporate changing qualitative and environmental factors (e.g., portfolio growth and trends, credit concentrations, economic and regulatory factors, etc.).

The first component, specific allowances, results from the analysis of identified problem credits and the evaluation of sources of repayment including collateral, as applicable. PCI loans are considered impaired when they experience credit deterioration, i.e. the amount of cash flows expected to be collected decreases. For loans determined to be impaired, the extent of the impairment is measured 1) based on the present value of expected future cash flows discounted at the loan's effective interest rate at origination for originated loans (or discounted at the effective yield for PCI loans); 2) based on the loan's observable market price; or 3) based on the fair value of the collateral, if the loan is collateral dependent. Generally with problem credits that are collateral-dependent, we obtain appraisals of the collateral at least annually and evaluate quarterly. Impaired loan balances decreased from $30.3 million at December 31, 2012 to $25.7 million at December 31, 2013. The decrease is primarily the result of one non-accrual commercial real estate loan that paid off and one non-accrual commercial loan that paid down in 2013. The specific allowance decreased from $2.4 million at December 31, 2012 to $2.0 million at December 31, 2013. The decrease in the specific allowance primarily relates to two commercial real estate loans that paid off in 2013.

The second component, the general allowance, is an estimate of the probable inherent losses in each loan pool stratified by major segments or loans with similar characteristics in our loan portfolio. The total amount allocated for the second component is determined by applying loss estimation factors to outstanding loan types. At December 31, 2013 and 2012, the allowance allocated for the second component by categories of credits totaled $12.2 million and $11.3 million, respectively. As discussed in Note 1 and Note 4 to the consolidated financial statements, starting on September 30, 2013, Management refined the methodology for estimating general allowances in order to provide a more comprehensive evaluation of the potential credit risk inherent in our loan portfolio. Based on objective factors of historical charge-off experience, the allocated allowance amounted to $3.1 million at December 31, 2013. In addition, $8.7 million of allowance was allocated based on qualitative factors such as: changes in the volume and nature of the loan portfolio, changes in credit quality metrics (past due loans, non-accrual loans, net charge-offs), and the existence of credit concentrations. Subjective factors include changes in the overall economic environment, legal and regulatory conditions, lending management and other relevant staff, uncertainties related to acquisitions, as well as the quality

Page-45

of our loan review process. The total amount allocated is determined by applying loan loss reserves based on these objective and subjective factors to outstanding loans by call codes.

Table 11 shows the allocation of the allowance by loan type as well as the percentage of total loans in each of the same loan types.

Table 11 Allocation of Allowance for Loan Losses

	December 31, 2013		December 31, 2012		December 31, 2011		December 31, 2010		December 31, 2009
		Loans as		Loans as		Loans as		Loans as		Loans as
	Allowance	percent	Allowance	percent	Allowance	percent	Allowance	percent	Allowance	percent
	balance	of total	balance	of total	balance	of total	balance	of total	balance	of total
(dollars in thousands; unaudited)	allocation	loans	allocation	loans	allocation	loans	allocation	loans	allocation	loans
Commercial loans	$3,056	14.4%	$4,100	16.4%	$4,334	17.1%	$3,114	16.3%	$2,544	17.9%
Real Estate
Commercial, owner-occupied	2,012	19.0	1,313	18.3	1,305	16.9	1,037	15.2	1,006	15.9
Commercial, investor	6,196	49.2	4,372	47.4	3,710	43.3	4,134	40.7	3,000	36.3
Construction	633	2.5	611	2.9	1,505	5.0	1,694	8.3	1,832	9.9
Home Equity	875	7.8	1,264	8.7	1,444	9.5	643	9.2	586	9.2
Other residential	317	5.7	551	4.6	940	6.0	738	7.4	734	7.6
Installment and other consumer	629	1.4	1,231	1.7	1,182	2.2	835	2.9	662	3.2
Unallocated allowance	506	N/A	219	N/A	219	N/A	197	N/A	254	N/A
Total allowance for loan losses	$14,224		$13,661		$14,639		$12,392		$10,618
Total percent		100.0%		100.0%		100.0%		100.0%		100.0%

The allowance for loan losses as a percentage of loans totaled 1.12% at December 31, 2013, compared to 1.27% at December 31, 2012. The decrease in the allowance for loan losses as a percentage of loans primarily relates to loans acquired from Bank of Alameda marked down to fair value without allowances established and a continued low level of newly identified non-accrual loans. The ratio of loan loss reserve to loans excluding the impact of the acquired loans from the NorCal acquisition would have been 1.30% at December 31, 2013.

Table 12 shows the activity in the allowance for loan losses for each of the years in the five-year period ended December 31, 2013. Net recoveries totaled $23 thousand in 2013, compared to net charge-offs of $3.9 million in 2012. Charge-offs in 2012 primarily relate to $2.2 million of charge-offs related to one commercial real estate borrowing relationship based on an updated appraisal of the collateral. The 2011 net charge-offs stemmed primarily from unsecured commercial loans, as well as commercial loans secured by real estate where the property values declined. The percentage of net charge-offs to average loans was 0.00% in 2013, compared to 0.38% in 2012 and 0.49% in 2011, reflecting the factors discussed above.

Page-46

Table 12 Allowance for Loan Losses at December 31

(dollars in thousands)	2013	2012	2011	2010	2009
Beginning balance	$13,661	$14,639	$12,392	$10,618	$9,950
Provision for loan losses	540	2,900	7,050	5,350	5,510
Loans charged off
Commercial	(672)	(892)	(3,306)	(643)	(1,552)
Real Estate
Commercial	(156)	(2,595)	(113)	(47)	(9)
Construction	(62)	(373)	(473)	(2,628)	(3,046)
Home equity	(176)	(382)	(554)	(150)	(96)
Other residential	—	(196)	—	—	—
Installment and other consumer	(88)	(122)	(456)	(318)	(659)
Total	(1,154)	(4,560)	(4,902)	(3,786)	(5,362)
Loan loss recoveries
Commercial	1,021	541	57	95	52
Real Estate
Commercial	124	5	4	—	—
Construction	1	122	9	95	397
Home equity	10	12	13	—	—
Other residential	—	—	—	—	—
Installment and other consumer	21	2	16	20	71
Total	1,177	682	99	210	520
Net loans recovered (charged-off)	23	(3,878)	(4,803)	(3,576)	(4,842)
Ending balance	$14,224	$13,661	$14,639	$12,392	$10,618

Total loans outstanding at end of year, before deducting allowance for loan losses	$1,269,322	$1,073,952	$1,031,154	$941,400	$917,748

Average total loans outstanding during year	$1,092,885	$1,023,165	$984,211	$929,755	$910,456

Ratio of allowance for loan losses to total loans at end of year	1.12%	1.27%	1.42%	1.32%	1.16%

Net charge-offs to average loans	—%	0.38%	0.49%	0.38%	0.53%

Ratio of allowance for loan losses to net (recoveries) charge-offs	(61,843.5)%	352.3%	304.8%	346.5%	219.3%

Non-performing assets for each of the past five years are presented below. The decrease in non-accrual loans from 2012 to 2013 primarily reflects one commercial real estate loan that paid off in 2013 and pay downs on various commercial real estate and commercial loans, partially offset by one delinquent land development loan that went on to non-accrual status in 2013. The increase in non-accrual loans from 2011 to 2012 primarily reflects: 1) one borrowing relationship where the collateral was in the process of gradual liquidation and 2) a commercial real estate loan that was written down to the appraised value of the collateral in 2012. The increase in impaired loans from 2011 to 2012 was also due to new troubled debt restructurings in 2012. The ratio of allowance for loan losses to non-accrual loans increased from 77.4% at December 31, 2012 to 121.8% at December 31, 2013.

Page-47

Table 13     Non-performing Assets at December 31

(dollars in thousands)	2013	2012	2011	2010	2009
Non-accrual loans:
Commercial	$1,187	$4,893	$2,955	$2,486	$910
Real Estate
Commercial, owner-occupied	1,403	1,403	2,033	632	3,722
Commercial, investor	2,807	6,843	741	—	—
Construction	5,218	2,239	3,014	9,297	6,520
Home equity line of credit	234	545	766	—	100
Other residential	660	1,196	1,942	148	—
Installment and other consumer	169	533	519	362	313
Total non-accrual loans	11,678	17,652	11,970	12,925	11,565
Other real estate owned	461	—	—	—	—
Repossessed personal properties	—	35	25	135	96
Total non-performing assets	$12,139	$17,687	$11,995	$13,060	$11,661

Accruing restructured loans:
Commercial	$4,514	$4,577	$2,741	$—	$49
Real Estate
Commercial, owner-occupied	534	—	—	—	—
Commercial, investor	2,930	—	—	—	—
Construction	1,516	1,929	290	—	—
Home Equity	272	648	279	259	—
Other residential	1,403	2,116	1,464	—	—
Installment and other consumer	1,693	1,515	1,552	925	566
Total accruing restructured loans	12,862	10,785	6,326	1,184	615

Accreting impaired PCI loans:
Commercial real estate [1]	1,155	1,866	1,710	—	—
Commercial [1]	—	—	139	—	—
Total accreting impaired PCI loans	1,155	1,866	1,849	—	—

Total impaired loans	$25,695	$30,303	$20,145	$14,109	$12,180

Allowance for loan losses to non-accrual loans at period end	121.8%	77.4%	122.3%	95.9%	91.8%

Non-accrual loans to total loans	0.92%	1.64%	1.16%	1.37%	1.26%

1 The expected cash flows on these PCI loans declined post-Acquisition, yet continue to accrete interest based on the revised expected cash flows.

Troubled debt restructured loans, whose contractual terms have been restructured in a manner which grants a concession to a borrower experiencing financial difficulties, totaled $20.6 million and $18.3 million as of December 31, 2013 and 2012, respectively. For more information, refer to Note 4 under “Troubled Debt Restructuring”.

Page-48

Other Assets

BOLI totaled $27.8 million at December 31, 2013, compared to $22.7 million at December 31, 2012, and is recorded in other assets. The increase in BOLI primarily relates to $3.2 million in BOLI policies acquired from the NorCal acquisition and $1.4 million in BOLI policies purchased in 2013.

Other assets also included net deferred tax assets of $13.9 million and $6.7 million at December 31, 2013 and 2012, respectively. These deferred tax assets consist primarily of tax benefits expected to be realized in future periods related to temporary differences of net operating loss carryforwards, allowance for loan losses, fair value adjustments on acquired loans, deferred compensation, and accrued but unpaid expenses. The increase in deferred tax assets primarily relates to $5.1 million in deferred assets associated with net operating loss carryforwards from the NorCal acquisition and $3.2 million in deferred asset related to fair value adjustments on acquired loans. Management believes these deferred tax assets to be realizable due to our consistent record of earnings and the expectation that earnings will continue at a level adequate to realize such benefits. Therefore, no valuation allowance has been established as of December 31, 2013 or 2012.

In addition, we held $7.8 million and $6.0 million of FHLB stock recorded at cost in other assets at December 31, 2013 and 2012, respectively. The FHLB paid $258.5 thousand and $52 thousand in cash dividends in 2013 and 2012, respectively. On February 20, 2014, FHLB declared a cash dividend for the fourth quarter of 2013 at an annualized dividend rate of 6.67%. Other assets as of December 31, 2013 also included goodwill of $6.4 million and a core deposit intangible asset, net of amortization, totaling $4.5 million from the NorCal acquisition.

Deposits

Deposits, which are used to fund our interest earning assets, increased $333.8 million, or 26.6%, in 2013. The increase in deposits over the prior year reflects $245.5 million in acquired deposits from Bank of Alameda outstanding at December 31, 2013, as well as organic growth in many deposit categories, except for CDARS®, which we have been de-emphasizing. No individual customer accounted for more than 5% of deposits. The shift in balances from interest bearing transaction to non-interest bearing transaction accounts is primarily due to an inflow of non-interest bearing deposits and a strategic product change which discontinued interest on one type of consumer account in the first quarter of 2013, resulting in a reclassification of the accounts from interest-bearing transaction to non-interest bearing accounts totaling $85.1 million at December 31, 2013.

Table 14 shows the relative composition of our average deposits for the years 2013, 2012 and 2011.

Table 14 Distribution of Average Deposits

			Years ended December 31,
	2013		2012		2011
(dollars in thousands; unaudited)	Amount	Percent	Amount	Percent	Amount	Percent
Non-interest bearing	$518,986	39.9%	$406,861	32.4%	$347,682	30.5%
Interest bearing transaction	97,336	7.5	152,778	12.1	125,316	11.0
Savings	100,185	7.7	86,670	6.9	69,792	6.1
Money market	437,441	33.7	436,281	34.7	405,726	35.6
CDARS®	5,416	0.4	30,016	2.4	39,514	3.5
Other Time deposits
Less than $100,000	38,089	2.9	50,533	4.0	46,686	4.1
$100,000 or more	102,245	7.9	93,573	7.5	105,180	9.2
Total other time deposits	140,334	10.8	144,106	11.5	151,866	13.3
Total Average Deposits	$1,299,698	100.0%	$1,256,712	100.0%	$1,139,896	100.0%

Page-49

Table 15 below shows the maturity groupings for time deposits of $100,000 or more, including CDARS® deposits at December 31, 2013, 2012 and 2011.

Table 15 Maturities of Time Deposits of $100,000 or more at December 31

	December 31,
(dollars in thousands; unaudited)	2013	2012	2011
Three months or less	$22,485	$33,783	$66,999
Over three months through six months	19,022	17,557	23,704
Over six months through twelve months	22,578	20,708	28,913
Over twelve months	47,584	42,636	31,982
Total	$111,669	$114,684	$151,598

Borrowings

As of December 31, 2013, we had $416.3 million in secured lines of credit with FHLB, $24.4 million with Federal Reserve Bank of San Francisco (“FRBSF”) and $87.0 million in unsecured lines with correspondent banks to cover any short or long-term borrowing needs. As of December 31, 2013, we had one FHLB fixed-rate advance outstanding totaling $15 million, leaving $401.3 million available borrowing capacity with FHLB. The FRBSF and correspondent bank lines were not utilized at December 31, 2013. For additional information, see Note 8 to the Consolidated Financial Statements in Item 8 of this Form 10-K.

As part of the NorCal acquisition, we assumed two subordinated debentures due to the NorCal Community Bancorp grantor trusts at fair values totaling $5.0 million at acquisition date and contractual values totaling $8.2 million. For additional information on our subordinated debentures, see Note 8 to the Consolidated Financial Statements in Item 8 of this Form 10-K.

Deferred Compensation Obligations

We maintain a non-qualified, unfunded deferred compensation plan for certain key management personnel. Under this plan, participating employees may defer compensation, which will entitle them to receive certain payments for up to fifteen years commencing upon retirement, death, disability or termination of employment. The participating employee may elect to receive payments over periods not to exceed fifteen years. At December 31, 2013 and 2012, our aggregate payment obligations under this plan totaled $2.8 million and $2.7 million, respectively.

We established a Salary Continuation Plan on January 1, 2011. The plan was to provide a percentage of salary continuation benefits to a select group of executive Management upon retirement at age sixty-five and reduced benefits upon early retirement.  At December 31, 2013 and 2012, our liability under the Salary Continuation Plan was $493 thousand and $326 thousand, respectively, and is recorded in interest payable and other liabilities. This Plan is unfunded and non-qualified for tax purposes and for purposes of Title I of the Employee Retirement Income Security Act of 1974.

For additional information, see Note 11 to the Consolidated Financial Statements in Item 8 of this Form 10-K.

Page-50

Off Balance Sheet Arrangements and Commitments

We make commitments to extend credit in the normal course of business to meet the financing needs of our customers. For additional information, see Note 17 to the Consolidated Financial Statements in Item 8 of this Form 10-K.

The following is a summary of our contractual commitments as of December 31, 2013.

Table 16 Contractual Commitments at December 31, 2013

	Payments due by period
(in thousands; unaudited)	<1 year	1-3 years	4-5 years	>5 years	Total
Operating leases	$3,524	$7,229	$7,389	$10,078	$28,220
Federal Home Loan Bank borrowings	---	---	15,000	—	15,000
Subordinated debentures	—	—	—	8,248	8,248
Total	$3,524	$7,229	$22,389	$10,078	$51,468

The contractual amount of loan commitments not reflected on the consolidated statement of condition was $336.9 million and $250.8 million at December 31, 2013 and 2012, respectively.

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

Capital Adequacy

As discussed in Note 16 to the Consolidated Financial Statements, the Bank's capital ratios are above regulatory guidelines to be considered "well capitalized" and Bancorp's ratios exceed the required minimum ratios for capital adequacy purposes. The Bank's total risk-based capital ratio decreased from 13.6% at December 31, 2012 to 12.6% at December 31, 2013, primarily due to growth in total risk-weighted assets, driven mainly by increases in the loan portfolio and investment securities from the Acquisition, partially offset by the accumulation of net income of the Bank in 2013 of $15.2 million. Bancorp's total risk-based capital ratio decreased from 13.7% at December 31, 2012 to 13.2% at December 31, 2013, primarily due to an increase in risk-weighted assets associated with the Acquisition, partially offset by the accumulation of net income of $14.3 million in 2013 (net of $4.0 million in dividends paid to stockholders) and the assumption of subordinated debentures from NorCal that qualify as Tier one capital.

We expect to maintain strong capital levels. Our potential sources of capital include future earnings and shares issued upon the exercise of stock options. In addition, the warrant to purchase 156,134 shares of our common stock remains outstanding. The warrant, if exercised, would provide us $4.2 million additional Tier one capital.

Page-51

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

We attract and retain new deposits, which depends upon the variety and effectiveness of our customer account products, service and convenience, and rates paid to customers, as well as our financial strength. Any long-term decline in retail deposit funding would adversely impact our liquidity. We have secured borrowing capacity through the FHLB and FRB that can be drawn upon. Management anticipates our current strong liquidity position and core deposit base will provide adequate liquidity to fund our operations. If we were to rely on Federal funds purchased or FHLB advances in the future, adequate collateral has been posted for such funding requirements.

As presented in the accompanying consolidated statements of cash flows, the sources of liquidity vary between periods. Our cash and cash equivalents at December 31, 2013 totaled $103.8 million, an increase of $75.4 million from December 31, 2012. The primary uses of funds were $86.4 million in investment securities purchases, $23.1 million of loan originations, net of principal collections, and $1.4 million in bank owned life insurance. The primary sources of funds during 2013 included a $92.8 million increase in net deposits, $59.3 million in pay-downs, maturities and sales of investment securities, $15.8 million cash acquired, net of cash paid, from the Acquisition, and $21.2 million in net cash provided by operating activities.

At December 31, 2013, our cash and cash equivalents and unpledged available-for-sale securities with estimated maturities within one year totaled $111.2 million. The remainder of the unpledged available-for-sale securities portfolio of $221.2 million provides additional liquidity. These liquid assets equaled 18.4% of our assets at December 31, 2013, compared to 12.7% at December 31, 2012.

We anticipate that cash and cash equivalents on hand and other sources of funds will provide adequate liquidity for our operating, investing and financing needs and our regulatory liquidity requirements for the foreseeable future. Management monitors our liquidity position daily, balancing loan funding/payments with changes in deposit activity and overnight investments. Our emphasis on local deposits combined with our well capitalized equity position, provides a very stable funding base. In addition to cash and cash equivalents, we have substantial additional borrowing capacity including unsecured lines of credit totaling $87.0 million with correspondent banks.  Further, we have pledged a certain residential loan portfolio to secure our borrowing capacity with the FRB, which totaled $24.4 million at December 31, 2013.  As of December 31, 2013, there is no debt outstanding to correspondent banks or the FRB. We are also a member of the FHLB and have a line of credit (secured under terms of a blanket collateral agreement by a pledge of essentially all of our unencumbered financial assets) in the amount of $416.3 million, of which $401.3 million was available at December 31, 2013. Borrowings under the line are limited to eligible collateral. The interest rates on overnight borrowings with both correspondent banks and the FHLB are determined daily and generally approximate the Federal Funds target rate.

Undisbursed loan commitments, which are not reflected on the consolidated statements of condition, totaled $336.9 million at December 31, 2013 at varying rates. This amount included $173.9 million under commercial lines of credit (these commitments are contingent upon customers maintaining specific credit standards), $104.8 million under revolving home equity lines, $33.4 million under undisbursed construction loans, $13.0 million under standby letters of credit and a remaining $11.7 million under personal and other lines of credit. These commitments, to the extent

Page-52

used, are expected to be funded primarily through the repayment of existing loans, deposit growth and existing balance sheet liquidity. Over the next twelve months $100.4 million of time deposits will mature. We expect these funds to be replaced with new deposits.

Since Bancorp is a holding company and does not conduct regular banking operations, its primary sources of liquidity are dividends from the Bank. Under the California Financial Code, payment of a dividend from the Bank to Bancorp without advance regulatory approval is restricted to the lesser of the Bank’s retained earnings or the amount of the Bank’s undistributed net profits from the previous three fiscal years. The primary uses of funds for Bancorp are shareholder dividends and ordinary operating expenses.  Bancorp held $8.7 million of cash at December 31, 2013. These funds are deemed sufficient to cover Bancorp's operational needs and cash dividends to shareholders for the next twelve months. Management anticipates that there will be sufficient earnings at the Bank level to provide dividends to Bancorp to meet its funding requirements for the foreseeable future.

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

Exposure to interest rate risk is reviewed at least quarterly by the ALCO and the Board of Directors. Simulation models are used to measure interest rate risk and to develop ways to improve profitability. A simplified statement of condition is prepared on a quarterly basis as a starting point, using as inputs, actual loans, investments, borrowings and deposits. If potential changes to net equity value and net interest income resulting from hypothetical interest changes are not within the limits established by the Board of Directors, Management may adjust the asset and liability mix to bring interest rate risk within approved limits.

Since 2008, there have been no changes in the Federal funds target rate, which has been kept at an historic low level of 0-0.25%. The Bank currently has low interest rate risk and is asset sensitive (net interest margin positioned to increase if rates go up). The Bank is more asset sensitive than at December 31, 2012, primarily because interest-rate-sensitive short-term liquidity increased. If market rates rise, we expect asset sensitivity to increase as most of our loans with interest rates on floors will start to float again as loans reprice and net interest income increases. We have mitigated our interest rate sensitivity to a certain extent through the procurement of a fixed-rate borrowing from the FHLB and interest rate swaps.

Based on our most recent simulation, Net Interest Income is positioned to increase by 4% in year 1 given an immediate 200 basis points increase in interest rates. For modeling purposes, the likelihood of a decrease in interest rates beyond 25 basis points as of December 31, 2013 was considered to be remote given prevailing low interest rate levels. The Bank's net interest margin is expected to decline somewhat in a flat rate environment as maturing/repricing loans and securities are reinvested at today's lower rates. In addition, market rates for loans have been falling under pressure from competition. The interest rate risk is within policy guidelines established by ALCO and the Board of Directors.

Page-53

The following table estimates the impact of interest rate changes as measured against a flat rate scenario.

Table 17	Effect of Interest Rate Change on Net Interest Income at December 31, 2013

	Changes in Interest Rates (in basis points)	Estimated Change in NII (as percent of NII)
	up 400	8.1%
	up 300	6.0%
	up 200	4.1%
	up 100	2.3%

As stated previously in the section captioned "Supervision and Regulation" in Item 1 Business of this report, the Dodd-Frank Act repealed the federal prohibitions on the payment of interest on business demand deposits, thereby permitting depository institutions to pay interest on business transactions and other accounts beginning July 21, 2011. We have not incurred significant interest expense on business transaction accounts since the legislation took effect in July 2011. If we were to pay interest on certain deposits that are currently non-interest bearing, causing these deposits to become rate sensitive in the future, we would become less asset sensitive than the model currently indicates.

Interest rate sensitivity is a function of the repricing characteristics of our assets and liabilities. The bank runs a combination of scenarios and sensitivities in its attempt to capture the range of interest rate risk. As with any simulation model or other method of measuring interest rate risk, certain limitations are inherent in the process. For example, although certain of our assets and liabilities may have similar maturities or repricing time frames, they may react differently to changes in market interest rates. In addition, the changes in interest rates on certain categories of either our assets or liabilities may precede or lag changes in market interest rates. Further, the actual rates and timing of prepayments on loans and investment securities could vary significantly from the assumptions applied in the various scenarios. Lastly, changes in U.S. Treasury rates accompanied by a change in the shape of the yield curve could produce different results from those presented in the table. Accordingly, the results presented should not be relied upon as indicative of actual results in the event of changing market interest rates.

Page-54

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Bank of Marin Bancorp

We have audited the accompanying consolidated statements of condition of Bank of Marin Bancorp and subsidiary (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of comprehensive income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2013. We also have audited the Company's internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's Management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting and Compliance with Applicable Laws and Regulations. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bank of Marin Bancorp and subsidiary as of December 31, 2013 and 2012, and the consolidated results of their operations and their cash flows each of the three years in the period ended December 31, 2013, in conformity with generally accepted accounting principles in the United States of America. Also in our opinion, Bank of Marin Bancorp maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Moss Adams LLP
Stockton, California
March 14, 2014

Page-55

504 Redwood Blvd, Suite 100
Novato, CA 94947

March 14, 2014

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

Management has assessed Bancorp's internal control over financial reporting encompassing both financial statements prepared in accordance with generally accepted accounting principles and those prepared for regulatory reporting purposes as of December 31, 2013. The assessment was based on criteria for effective internal control over financial reporting described in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, Management believes that, as of December 31, 2013, Bancorp maintained effective internal control over financial reporting encompassing both financial statements prepared in accordance with generally accepted accounting principles and those prepared for regulatory reporting purposes in all material respects. Management also believes that Bancorp complied with the designated safety and soundness laws and regulations pertaining to insider loans and dividend restrictions during 2013.

Management's assessment of the effectiveness of Bancorp's internal control over financial reporting as of December 31, 2013 has been audited by Moss Adams LLP, an independent registered public accounting firm, which expresses an unqualified opinion as stated in their report which appears on the previous page.

/s/ Russell A. Colombo
Russell A. Colombo, President and Chief Executive Officer

/s/ Tani Girton
Tani Girton, EVP and Chief Financial Officer

Page-56

BANK OF MARIN BANCORP CONSOLIDATED STATEMENTS OF CONDITION
at December 31, 2013 and 2012

	At December 31,
(in thousands, except share data)	2013	2012
Assets
Cash and due from banks	$103,773	$28,349
Investment securities
Held to maturity, at amortized cost	122,495	139,452
Available for sale (at fair value; amortized cost $245,158 and $150,420 at December 31, 2013 and 2012, respectively)	243,998	153,962
Total investment securities	366,493	293,414
Loans, net of allowance for loan losses of $14,224 and $13,661 at December 31, 2013 and 2012, respectively	1,255,098	1,060,291
Bank premises and equipment, net	9,110	9,344
Interest receivable and other assets	70,720	43,351
Total assets	$1,805,194	$1,434,749

Liabilities and Stockholders' Equity
Liabilities
Deposits
Non-interest bearing	$648,191	389,722
Interest bearing
Transaction accounts	137,748	169,647
Savings accounts	118,770	93,404
Money market accounts	520,525	443,742
CDARS® time accounts	400	15,718
Other time accounts	161,468	141,056
Total deposits	1,587,102	1,253,289
Federal Home Loan Bank ("FHLB") borrowings	15,000	15,000
Subordinated debentures	4,969	—
Interest payable and other liabilities	17,236	14,668
Total liabilities	1,624,307	1,282,957

Stockholders' Equity
Preferred stock, no par value, Authorized - 5,000,000 shares, none issued	—	—
Common stock, no par value, Authorized - 15,000,000 shares; Issued and outstanding - 5,877,524 and 5,389,210 at December 31, 2013 and 2012, respectively	80,095	58,573
Retained earnings	101,464	91,164
Accumulated other comprehensive (loss) income, net	(672)	2,055
Total stockholders' equity	180,887	151,792
Total liabilities and stockholders' equity	$1,805,194	$1,434,749

The accompanying notes are an integral part of these consolidated financial statements.

Page-57

BANK OF MARIN BANCORP CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
for the fiscal years ended December 31, 2013, 2012 and 2011

	Years ended December 31,
(in thousands, except per share amounts)	2013	2012	2011
Interest income
Interest and fees on loans	$54,408	$59,403	$63,479
Interest on investment securities
Securities of U.S. government agencies	2,573	3,195	3,478
Obligations of state and political subdivisions	2,214	1,789	1,299
Corporate debt securities and other	1,245	1,165	636
Interest on Federal funds sold and short-term investments	120	214	222
Total interest income	60,560	65,766	69,114
Interest expense
Interest on interest bearing transaction accounts	52	151	151
Interest on savings accounts	35	88	98
Interest on money market accounts	419	689	1,286
Interest on CDARS® time accounts	8	83	237
Interest on other time accounts	914	1,068	1,314
Interest on FHLB and overnight borrowings	322	345	2,062
Interest on subordinated debentures	35	152	147
Total interest expense	1,785	2,576	5,295
Net interest income	58,775	63,190	63,819
Provision for loan losses	540	2,900	7,050
Net interest income after provision for loan losses	58,235	60,290	56,769
Non-interest income
Service charges on deposit accounts	2,062	2,130	1,836
Wealth Management and Trust Services	2,162	1,964	1,834
Debit card interchange fees	1,104	1,015	845
Merchant interchange fees	822	739	353
Earnings on Bank-owned life insurance	954	762	752
Loss on sale of securities	(1)	(34)	—
Other income	963	536	649
Total non-interest income	8,066	7,112	6,269
Non-interest expense
Salaries and related benefits	21,974	21,139	20,211
Occupancy and equipment	4,347	4,230	4,002
Depreciation and amortization	1,395	1,355	1,293
Federal Deposit Insurance Corporation insurance	921	917	1,000
Data processing	5,334	2,514	2,690
Professional services	2,985	2,340	2,499
Other expense	7,136	6,199	6,588
Total non-interest expense	44,092	38,694	38,283
Income before provision for income taxes	22,209	28,708	24,755
Provision for income taxes	7,939	10,891	9,191
Net income	$14,270	$17,817	$15,564
Net income per common share:
Basic	$2.62	$3.34	$2.94
Diluted	$2.57	$3.28	$2.89
Weighted-average shares used to compute net income per common share:
Basic	5,457	5,341	5,302
Diluted	5,558	5,438	5,384
Dividends declared per common share	$0.73	$0.70	$0.65
Comprehensive income
Net income	$14,270	$17,817	$15,564
Other comprehensive (loss) income
Change in net unrealized gain on available for sale securities	(4,720)	752	90
Reclassification adjustment for loss on sale of securities included in net income	18	34	—
Net change in unrealized gain on available for sale securities, before tax	(4,702)	786	90
Deferred tax (benefit) expense	(1,975)	330	37
Other comprehensive (loss) income, net of tax	(2,727)	456	53
Comprehensive income	$11,543	$18,273	$15,617

The accompanying notes are an integral part of these consolidated financial statements.

Page-58

BANK OF MARIN BANCORP CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
for the fiscal years ended December 31, 2013, 2012 and 2011

(dollars in thousands)	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Taxes	Total
	Shares	Amount
Balance at December 31, 2010	5,290,082	$55,383	$64,991	$1,546	$121,920
Net income	—	—	15,564	—	15,564
Other comprehensive income	—	—	—	53	53
Stock options exercised	34,913	741	—		741
Excess tax benefit - stock-based compensation	—	120	—	—	120
Stock issued under employee stock purchase plan	982	33	—	—	33
Restricted stock granted	5,675	—	—	—	—
Restricted stock forfeited / cancelled	(315)	—	—	—	—
Stock-based compensation - stock options	—	234	—	—	234
Stock-based compensation - restricted stock	—	143	—	—	143
Cash dividends paid on common stock	—	—	(3,457)	—	(3,457)
Stock issued in payment of director fees	5,590	200	—	—	200
Balance at December 31, 2011	5,336,927	$56,854	$77,098	$1,599	$135,551
Net income	—	—	17,817	—	17,817
Other comprehensive income	—	—	—	456	456
Stock options exercised	37,563	1,041	—	—	1,041
Excess tax benefit - stock-based compensation	—	42	—	—	42
Stock issued under employee stock purchase plan	700	25	—	—	25
Restricted stock granted	9,030	—	—	—	—
Restricted stock forfeited / cancelled	(380)	—	—	—	—
Stock-based compensation - stock options	—	206	—	—	206
Stock-based compensation - restricted stock	—	202	—	—	202
Cash dividends paid on common stock	—	—	(3,751)	—	(3,751)
Stock purchased by directors under director stock plan	100	4	—	—	4
Stock issued in payment of director fees	5,270	199	—	—	199
Balance at December 31, 2012	5,389,210	$58,573	$91,164	$2,055	$151,792
Net income	—	—	14,270	—	14,270
Other comprehensive loss	—	—	—	(2,727)	(2,727)
Stock options exercised	71,237	2,218	—	—	2,218
Excess tax benefit - stock-based compensation	—	125	—	—	125
Stock issued under employee stock purchase plan	870	34	—	—	34
Restricted stock granted	11,850	—	—	—	—
Restricted stock forfeited	(3,998)	—	—	—	—
Stock-based compensation - stock options	—	175	—	—	175
Stock-based compensation - restricted stock	—	228	—	—	228
Cash dividends paid on common stock	—	—	(3,970)	—	(3,970)
Stock purchased by directors under director stock plan	160	6	—	—	6
Stock issued in payment of director fees	5,619	222	—	—	222
Stock issued to NorCal Community Bancorp shareholders	402,576	18,514	—	—	18,514
Balance at December 31, 2013	5,877,524	$80,095	$101,464	$(672)	$180,887

The accompanying notes are an integral part of these consolidated financial statements.

Page-59

BANK OF MARIN BANCORP CONSOLIDATED STATEMENTS OF CASH FLOWS
for the fiscal years ended December 31, 2013, 2012 and 2011

	Years ended December 31,
(in thousands)	2013	2012	2011
Cash Flows from Operating Activities:
Net income	$14,270	$17,817	$15,564
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	540	2,900	7,050
Compensation expense--common stock for director fees	215	209	200
Stock-based compensation expense	403	408	377
Excess tax benefits from exercised stock options	(96)	(29)	(99)
Amortization and impairment write-off of core deposit intangible	69	—	725
Amortization of investment security premiums, net of accretion of discounts	3,004	2,332	1,385
Accretion of discount on acquired loans	(1,871)	(2,430)	(4,275)
Accretion of discount on subordinated debentures	19	—	—
Decrease in deferred loan origination fees, net	(793)	(831)	(1,200)
Net loss on sale of security transactions	1	34	—
Depreciation and amortization	1,395	1,355	1,293
Loss on disposal of premises and equipment	—	20	117
Bargain purchase gain on acquisition, net of tax	—	—	(85)
(Gain) loss on sale of repossessed assets	(43)	14	(10)
Earnings on bank owned life insurance policies	(954)	(762)	(752)
Net change in operating assets and liabilities:
Interest receivable	(694)	(435)	(431)
Interest payable	28	(156)	(33)
Deferred rent and other rent-related expenses	338	331	236
Other assets	299	555	1,051
Other liabilities	5,071	(526)	1,268
Total adjustments	6,931	2,989	6,817
Net cash provided by operating activities	21,201	20,806	22,381
Cash Flows from Investing Activities:
Proceeds from sale of premises and equipment	—	—	18
Purchase of securities held to maturity	—	(87,290)	(26,804)
Purchase of securities available for sale	(86,372)	(73,405)	(92,686)
Proceeds from sale of securities available for sale	7,973	2,186	—
Proceeds from sale of securities held to maturity	6,442	—	—
Proceeds from paydowns/maturities of securities held to maturity	8,570	6,458	1,755
Proceeds from paydowns/maturities of securities available for sale	36,332	51,899	68,251
Loans originated and principal collected, net	(23,087)	(43,169)	(25,182)
Purchase of bank owned life insurance policies	(1,421)	(364)	(2,500)
Purchase of premises and equipment	(958)	(1,221)	(2,472)
Proceeds from sale of repossessed assets	270	41	421
Cash acquired from acquisitions, net of cash paid	15,785	—	44,042
(Purchase) redemption of Federal Home Loan Bank stock	(420)	—	219
Cash paid for low income housing investment	(62)	—	—
Net cash used in investing activities	(36,948)	(144,865)	(34,938)
Cash Flows from Financing Activities:
Net increase in deposits	92,787	50,317	93,152
Proceeds from stock options exercised	2,218	1,041	741
Repayment of Federal Home Loan Bank borrowings	—	(20,000)	(33,500)
Repayment of subordinated debenture	—	(5,000)	—
Cash dividends paid on common stock	(3,970)	(3,751)	(3,457)
Stock issued under employee and director stock purchase plans	40	29	33
Excess tax benefits from exercised stock options	96	29	99
Net cash provided by financing activities	91,171	22,665	57,068
Net (decrease) increase in cash and cash equivalents	75,424	(101,394)	44,511
Cash and cash equivalents at beginning of period	28,349	129,743	85,232
Cash and cash equivalents at end of period	$103,773	$28,349	$129,743
Supplemental disclosure of cash flow information:
Cash paid in interest	$1,740	2,732	5,328
Cash paid in income taxes	$9,239	$11,421	$9,159
Supplemental disclosure of non-cash investing and financing activities:
Change in unrealized gain on available-for- sale securities	$(4,702)	$786	$90
Loans transferred to repossessed assets	$192	$65	$301
Stock issued in payment of director fees	$222	$199	$200
Acquisitions:
Fair value of assets acquired	$280,917	$—	$107,763
Fair value of liabilities assumed	$246,384	$—	$107,678
Stock issued to NorCal Community Bancorp shareholders	$18,514	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

Page-60

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

Note 1:  Summary of Significant Accounting Policies

Basis of Presentation: The consolidated financial statements include the accounts of Bank of Marin Bancorp (“Bancorp”), a bank holding company, and its wholly-owned bank subsidiary, Bank of Marin (the “Bank”, a California state-chartered commercial bank). All material intercompany transactions have been eliminated. In the opinion of Management, the consolidated financial statements contain all adjustments necessary to present fairly the financial position, results of operations, changes in stockholders' equity and cash flows. All adjustments are of a normal, recurring nature. We have evaluated subsequent events through the date of filing with the Securities and Exchange Commission (“SEC”) and have determined that there are no subsequent events that require additional recognition or disclosure.

On November 29, 2013, we completed the merger of NorCal Community Bancorp ("NorCal"), parent company of Bank of Alameda, to enhance our market presence (the “Acquisition”). On the date of acquisition, Bancorp assumed ownership of NorCal Community Bancorp Trusts I and II, respectively (the "Trusts"), which were formed for the sole purpose of issuing trust preferred securities. Bancorp is not considered the primary beneficiary of the Trusts (variable interest entities), therefore the Trusts are not consolidated in our consolidated financial statements, but rather the subordinated debentures are shown as a liability on our consolidated statements of condition. Bancorp's investment in the common stock of the Trusts is accounted for under the equity method and is included in interest receivable and other assets on the consolidated statements of condition.

Nature of Operations: Bancorp, headquartered in Novato, CA, conducts business primarily through its wholly-owned subsidiary, the Bank, which provides a wide range of financial services to customers, who are predominantly professionals, small and middle-market businesses, and individuals who work and/or reside in Marin, Sonoma, Napa, San Francisco and Alameda counties. Besides the headquarters office in Novato, CA, the Bank operates ten branches in Marin County, one in Napa County, one in San Francisco, five in Sonoma County and four in Alameda County. Our accounting and reporting policies conform to generally accepted accounting principles, general practice, and regulatory guidance within the banking industry. A summary of our significant policies follows.

Cash and Cash Equivalents include cash, due from banks, Federal funds sold and other short-term investments with maturity less than three months at the time of origination.

Investment Securities are classified as "held to maturity," "trading securities" or "available for sale." Investments classified as held-to-maturity are those that we have the ability and intent to hold until maturity and are reported at cost, adjusted for the amortization or accretion of premiums or discounts. Investments held for resale in anticipation of short-term market movements are classified as trading securities and are reported at fair value, with unrealized gains and losses included in earnings. Investments that are neither held-to-maturity nor trading are classified as available-for-sale and are reported at fair value. Unrealized gains and losses for available-for-sale securities, net of related tax, are reported as a separate component of comprehensive income and included in stockholders' equity until realized. For discussion of our methodology in determining fair value, see Note 10.

At each financial statement date, Management assesses whether declines in the fair value of held-to-maturity and available-for-sale securities below their costs are deemed to be other-than-temporary. Management considers, among other things, (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer, and (iii) our intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value. Evidence evaluated includes, but is not limited to, the remaining payment terms of the instrument and economic factors that are relevant to the collectability of the instrument, such as: current prepayment speeds, the current financial condition of the issuer(s), industry analyst reports, credit ratings, credit default rates, interest rate trends, the quality of any credit enhancement and the value of any underlying collateral.

Page-61

For each security in an unrealized loss position, we assess whether we intend to sell the security or if it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis less any current-period credit losses. If we intend to sell the security or it is more likely than not we will be required to sell the security before recovery of its amortized cost basis less any current-period credit loss, the entire difference between the investment’s amortized cost basis and its fair value at the balance sheet date is recognized in earnings.

For impaired securities that are not intended for sale and will not be required to be sold prior to recovery of our amortized cost basis, we determine if the impairment has a credit loss component. For held-to-maturity securities, if there is no credit loss, no further action is required. For both held-to-maturity and available-for-sale securities, if the amount or timing of cash flows expected to be collected are less than those at the last reporting date, an other-than-temporary impairment shall be considered to have occurred and the credit loss component is recognized in earnings as the present value of the change in expected future cash flows. In determining the present value of the expected cash flows we discount the expected cash flows at the effective interest rate implicit in the security at the date of purchase. The remaining difference between the security's fair value and the amortized basis is deemed to be due to factors that are not credit related and is recognized in other comprehensive income, net of applicable taxes.

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

Loan Charge-Off Policy: For all loans types excluding overdraft accounts, we generally make a charge-off determination at or before 90 days past due. A collateral-dependent loan is partially charged down to the fair value of collateral securing it if: (1) it is deemed uncollectable; or (2) it has been classified as a loss by either our internal loan review process or external examiners. A non-collateral-dependent loan is partially charged down to its net realizable value under the same circumstances. Additionally, unless the obligation is both well-secured and in the process of collection, any closed-end loan that exceeds 120 days past due and any open-end loan that exceeds 180 days past due is charged-off.  For overdraft accounts, we generally charge them off when they exceeds 60 days past due.

Allowance for Loan Losses is based upon estimates of loan losses and is maintained at a level considered adequate to provide for probable losses inherent in the loan portfolio. The allowance is increased by provisions for loan losses charged against earnings and reduced by charge-offs, net of recoveries.

In periodic evaluations of the adequacy of the allowance balance, Management considers current economic conditions, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, our past loan loss experience and other factors. The ALLL is based on estimates, and ultimate losses may vary from current estimates. Our Asset/Liability Management Committee (“ALCO”) reviews

Page-62

the adequacy of the ALLL at least quarterly. The allowance is adjusted based on that review if, in the judgment of the ALCO and Management, changes are warranted.

The overall allowance consists of 1) specific allowances for individually identified impaired loans ("ASC 310-10") and 2) general allowances for pools of loans ("ASC 450-20"), which incorporate changing qualitative and environmental factors (e.g., portfolio growth and trends, credit concentrations, economic and regulatory factors, etc.).

The first component, specific allowances, result from the analysis of identified problem credits and the evaluation of sources of repayment including collateral, as applicable. Through Management's ongoing loan grading and credit monitoring process, individual loans are identified that have conditions that indicate the borrower may be unable to pay all amounts due in accordance with the contractual terms. These loans are evaluated for impairment individually by Management. Management considers an originated loan to be impaired when it is probable we will be unable to collect all amounts due according to the contractual terms of the loan agreement. For allowance established on acquired loans, refer to Acquired Loans discussed below. When the fair value of the impaired loan is less than the recorded investment in the loan, the difference is recorded as impairment through the establishment of a specific allowance. For loans determined to be impaired, the extent of the impairment is measured based on the present value of expected future cash flows discounted at the loan's effective interest rate at origination (for originated loans), based on the loan's observable market price, or based on the fair value of the collateral if the loan is collateral dependent or if foreclosure is imminent. Generally with problem credits that are collateral-dependent, we obtain appraisals of the collateral at least annually. We may obtain appraisals more frequently if we believe the collateral value is subject to market volatility, if a specific event has occurred to the collateral, or if we believe foreclosure is imminent.

The second component is an estimate of the probable inherent losses in each loan pool with similar characteristics. Beginning with the quarter-ended September 30, 2013, Management refined the methodology for estimating general allowances in order to provide a more comprehensive evaluation of the potential risk of loss in our loan portfolio. This analysis encompasses our entire loan portfolio and excludes acquired loans where the discount has not been fully accreted. For allowance established on acquired loans, see below under Acquired Loans.

Under our allowance model, loans are evaluated on a pool basis by loan segment which is further delineated by Federal regulatory reporting codes ("call codes"). Each segment is assigned an expected loss factor which is based on a number of objective and subjective factors. Objective factors include a rolling historical loss rate using a twelve quarter look-back, changes in the volume and nature of the loan portfolio, changes in credit quality metrics (past due loans, non-accrual loans, net charge-offs), and the existence of credit concentrations. Subjective factors include changes in the overall economic environment, legal and regulatory conditions, lending management and other relevant staff, uncertainties related to acquisitions, as well as the quality of our loan review process. The total amount allocated is determined by applying loss multipliers to outstanding loans by call code.

For further information regarding our ALLL methodology, including a change in methodology in 2013, see Note 4.

Acquired Loans: From time to time, we acquire loans through business acquisitions. Acquired loans are recorded at their estimated fair values at acquisition date in accordance with ASC 805 Business Combinations, factoring in credit losses expected to be incurred over the life of the loan. Accordingly, an allowance for loan losses is not carried over or recorded for acquired loans as of the acquisition date.

The process of estimating fair values of the acquired loans, including the estimate of losses that are expected to be incurred over the estimated remaining lives of the loans at acquisition date and the ongoing updates to Management's expectation of future cash flows, requires significant subjective judgments and assumptions, particularly considering the economic environment. The economic environment and the lack of market liquidity and transparency are factors that have influenced, and may continue to affect, these assumptions and estimates.

We estimated the fair value of acquired loans at the acquisition date based on a discounted cash flow methodology that considered factors including the type of loan and related collateral, risk classification, fixed or variable interest rate, term of loan, whether or not the loan was amortizing, and current discount rates. Loans, except for purchased credit-impaired loans or "PCI loans", were grouped together according to similar characteristics and were treated in the aggregate when applying various valuation techniques. The estimate of expected cash flows incorporates our best estimate of key assumptions, such as property values, default rates, loss severity and prepayment speeds. The discount

Page-63

rates used for loans were based on current market rates for new originations of comparable loans, where available, and include adjustments for liquidity concerns.

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

We acquired some loans from business combinations with evidence of credit quality deterioration subsequent to their origination and for which it was probable, at acquisition, that we would be unable to collect all contractually required payments (PCI loans). These loans are evaluated on an individual basis. Management has applied significant subjective judgment in determining which loans are PCI loans. Evidence of credit quality deterioration as of the purchase date may include data such as past due and nonaccrual status, risk grades and recent loan-to-value percentages. Revolving credit agreements (e.g., home equity lines of credit and revolving commercial loans) where the borrower had revolving privileges at acquisition date are not considered PCI loans because the timing and amount of cash flows cannot be reasonably estimated.

The accounting guidance for PCI loans provides that the difference between the contractually required payments and the cash flows expected to be collected at acquisition, considering the impact of prepayments, is referred to as the nonaccretable difference and is not recorded. Furthermore, the difference between the expected cash flows and the fair value at acquisition date is accreted into interest income at a level yield of return over the remaining term of the loan, provided that the timing and amount of future cash flows is reasonably estimable.

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

For purposes of accounting for the PCI loans from past business combinations, we elected not to apply the pooling method but to account for these loans individually. Disposals of loans, which may include sales of loans to third parties, receipt of payments in full by the borrower, or foreclosure of the collateral, result in removal of the loan from the PCI loan portfolio at its carrying amount.

All PCI loans that were classified as non-accrual loans prior to the acquisition were no longer classified as non-accrual if we believed that we would fully collect the new carrying value of these loans at acquisition. Subsequent to the acquisition, specific allowances are established for PCI loans that have experienced subsequent credit deterioration. The amount of cash flows expected to be collected and, accordingly, the adequacy of the allowance for loan losses are particularly sensitive to changes in loan credit quality. When there is doubt as to the timing and amount of future cash flows to be collected, PCI loans are classified as non-accrual loans. It is important to note that judgment is required to classify PCI loans as accruing or non-accrual, and is dependent on having a reasonable expectation about the timing and amount of cash flows expected to be collected. If we have probable and significant increases in cash flows expected to be collected on PCI loans, we first reverse any previously established specific allowance for loan loss and then increase interest income as a prospective yield adjustment over the remaining life of the loans. The impact of changes in variable interest rates is recognized prospectively as adjustments to interest income.

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

Transfers of Financial Assets: We have entered into certain participation agreements with other organizations. We account for these transfers of financial assets as sales when control over the transferred financial assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated

Page-64

from us, (2) the transferee has the right to pledge or exchange the assets (or beneficial interests) it received, free of conditions that constrain it from taking advantage of that right, and (3) we do not maintain effective control over the transferred financial assets or third-party beneficial interests related to those transferred assets. No gain or loss has been recognized by us on the sale of these participation interests through December 31, 2013.

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

Other Real Estate Owned ("OREO"): OREO is comprised of property acquired through foreclosure or acceptance of deeds-in-lieu of foreclosure. OREO is recorded at fair value less estimated costs to sell, establishing a new cost basis, and are subsequently accounted for at the lower of cost or fair value less estimated costs to sell. Losses recognized at the time of acquiring property in full or partial satisfaction of debt are charged against the allowance for loan losses. Fair value is generally based on an independent appraisal of the property. Revenues and expenses associated with OREO, and subsequent adjustments to the fair value of the property and to the estimated costs of disposal, are realized and reported as a component of non-interest expense when incurred.

Employee Stock Ownership Plan (“ESOP”): We recognize compensation cost of the ESOP contribution when funds become committed for the purchase of Bancorp's common shares into the ESOP in the year in which the employees render service entitling them to the contribution. If we contribute stock, the compensation cost is the fair value of the shares when they are committed to be released, i.e. when the number of shares becomes known. During 2013 and 2012, the Bank only made cash contributions to the ESOP without leveraging.

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

Page-65

(in thousands, except per share data)	2013	2012	2011
Weighted average basic shares outstanding	5,457	5,341	5,302
Add: Potential common shares related to stock options	44	47	41
Potential common shares related to unvested restricted stock awards	4	5	4
Potential common shares related to warrants	53	45	37
Weighted average diluted shares outstanding	5,558	5,438	5,384

Net income	$14,270	$17,817	$15,564
Basic EPS	$2.62	$3.34	$2.94
Diluted EPS	$2.57	$3.28	$2.89

Weighted average anti-dilutive shares not included in the calculation of diluted EPS	49	50	70

Share-Based Compensation: All share-based payments granted subsequent to January 1, 2006, including stock options and restricted stock, are recognized as stock-based compensation expense in the statements of comprehensive income based on the grant-date fair value of the award with a corresponding increase in common stock. The grant-date fair value of the award is amortized on a straight-line basis over the requisite service period, which is generally the vesting period. The stock-based compensation expense excludes stock grants to directors as compensation for their services, which are recognized as director expenses separately based on the grant-date value of the stock. See Note 9 for further discussion.

We determine fair value of stock options at grant date using the Black-Scholes pricing model that takes into account the stock price at the grant date, the exercise price, the expected life of the option, the volatility of the underlying stock, the expected dividend yield and the risk-free interest rate over the expected life of the option. The Black-Scholes option valuation model requires the input of highly subjective assumptions, including the expected life of the stock-based award and stock price volatility. The assumptions used represent Management's best estimates based on historical information, but these estimates involve inherent uncertainties and the application of Management's judgment. As a result, if other assumptions had been used, the recorded stock-based compensation expense could have been materially different from that recorded in the consolidated financial statements. In addition, we are required to estimate the expected forfeiture rates. If our actual forfeiture rate is materially different from the estimate, the share-based compensation expense could be materially different. Fair value of restricted stock is based on the stock price on grant date.

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

The eight remaining interest rate swap contracts are accounted for using non-shortcut hedge accounting treatment. The interest rate swaps are closely aligned to the terms of the designated fixed-rate loans. The hedging relationships are tested for effectiveness on a quarterly basis. The interest rate swaps are carried on the consolidated statements of condition at their fair value in other assets (when the fair value is positive) or in other liabilities (when the fair value is negative). The changes in the fair value of the interest rate swaps are recorded in interest income. The unrealized gains or losses due to changes in fair value of the hedged fixed-rate loans are recorded as an adjustment to the hedged loans and offset in interest income. For derivative instruments executed with the same counterparty under a master

Page-66

netting arrangement, we do not offset fair value amounts of interest rate swaps in liability position with the ones in asset position. For further detail, see Note 15.

Advertising Costs are expensed as incurred. For the years ended December 31, 2013, 2012, and 2011, advertising costs totaled $490 thousand, $541 thousand, and $589 thousand, respectively.

Comprehensive Income for Bancorp includes net income reported on the statements of comprehensive income and changes in the fair value of investment securities available-for-sale, net of related taxes, reported on the statements of comprehensive income and as a component of stockholders' equity.

Segment Information: Our two operating segments include the traditional community banking activities provided through our branch network and our Wealth Management and Trust Services (“WMTS”). The activities of these two segments are monitored and reported by Management as separate operating segments. The accounting policies of the segments are the same as those described in this note. We evaluate segment performance based on total segment revenue and do not allocate expenses between the segments. WMTS revenues were $2.2 million, $2.0 million and $1.8 million in 2013, 2012 and 2011, respectively, which are included in non-interest income in the statements of comprehensive income. Non-interest expenses applicable to WMTS totaled $1.5 million, $1.4 million and $1.3 million in 2013, 2012 and 2011, respectively. Income tax applicable to WMTS totaled $220 thousand, $200 thousand and $184 thousand in 2013, 2012 and 2011, respectively, which resulted in after-tax income of $394 thousand, $327 thousand and $312 thousand in those respective periods. The revenues of the community banking segment are reflected in all other income lines in the consolidated statements of income.

Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant accounting estimates reflected in the consolidated financial statements include ALLL, other-than-temporary impairment of investment securities, estimated cash flows on PCI loans, accounting for income taxes and fair value measurements (including fair values of acquired assets and assumed liabilities at acquisition dates) as discussed in the Notes herein.

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

In January 2013, the FASB issued ASU No. 2013-01 Balance Sheet (Topic 210) Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which clarifies that ordinary trade receivables and receivables are not in the scope of ASU 2011-11. It further clarifies that the scope of ASU No. 2011-11 applies to derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria contained in FASB Accounting Standards Codification® or subject to a master netting arrangement or similar agreement. Both ASU 2011-11 and ASU 2013-01 are effective for annual periods beginning on or after January 1, 2013, and interim periods within those annual periods. We adopted these ASUs in the first quarter of 2013. This ASU affects presentation only and therefore there is no financial statement impact on our financial condition or results of operations. See Note 15.

In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220) Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The ASU requires entities to present separately by component reclassifications out of accumulated other comprehensive income. An entity is required to disclose in the notes of the financial statements or parenthetically on the face of the financial statements the effect of significant items reclassified out of accumulated other comprehensive income on the respective line items of net income, but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety. ASU 2013-02 is effective for fiscal years, and interim periods beginning on or after December 15, 2012 for public entities. We adopted this ASU

Page-67

in the first quarter of 2013. This ASU affects presentation only and therefore there is no financial statement impact on our financial condition or results of operations. See the consolidated statements of comprehensive income.

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

In January 2014, the FASB issued ASU No. 2014-01, Investments-Equity and Joint Ventures (Topic 323) Accounting for Investments in Qualified Affordable Projects. This ASU permits entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, the initial cost of the investment is amortized in proportion to the tax credits and other tax benefits received and the net investment performance is recognized in the income statement as part of income tax expense (benefit). We plan on adopting this ASU starting in 2014 and elect to account for all low income housing investments using the proportional amortization method instead of cost method. The change in accounting policy will not have a significant impact on our financial condition or results of operations.

In January 2014, the FASB issued ASU No. 2014-04, Receivables - Troubled Debt Restructurings by Creditors (Subtopic 310-40) Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. Current accounting literature on troubled debt restructurings include guidance on when a creditor obtains one or more collateral assets in satisfaction of all or part of the receivable. The accounting literature indicates that a creditor should reclassify a collateralized mortgage loan such that the loan should be de-recognized and the collateral asset recognized when it is determined that there has been in substance a repossession or foreclosure by the creditor. However, in substance a repossession or foreclosure and physical possession are not currently defined and there is diversity about when a creditor should de-recognize the loan receivable and recognize the real estate property. This ASU clarifies when an in substance repossession or foreclosure occurs. ASU 2014-04 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2014 for public entities. We do not expect this ASU to have a significant impact on our financial condition or results of operations.

Page-68

Note 2: Acquisition

On February 18, 2011, we entered into a modified whole-bank purchase and assumption agreement without loss share (the “P&A Agreement”) with the Federal Deposit Insurance Corporation (the “FDIC”), the receiver of Charter Oak Bank of Napa, California. We purchased $107.8 million in assets and assumed $107.7 million in liabilities from the former Charter Oak Bank to enhance our market presence. The P&A Agreement only covered designated assets and liabilities of Charter Oak Bank. Common stock of Charter Oak Bank, certain assets and certain liabilities, such as claims against any officer, director, employee, accountant, attorney, or any other person employed by the former Charter Oak Bank, were not purchased or assumed by us. We recorded an $85 thousand bargain purchase gain which represents the excess of the estimated fair value of the assets acquired over the estimated fair value of the liabilities assumed.

On November 29, 2013, we completed the merger of NorCal, parent company of Bank of Alameda, to enhance our market presence. The merger added 173.8 million in loans, $241.0 million in deposits and $53.7 million in investment securities to Bank of Marin as well as four branch offices serving Alameda, Emeryville, and Oakland. The assets acquired and liabilities assumed, both tangible and intangible, were recorded at their fair values as of the acquisition date in accordance with ASC 805, Business Combinations. These fair value estimates are subject to change for up to one year after the acquisition date as additional information relative to acquisition date fair values becomes available. The acquisition was treated as a "reorganization" within the definition of section 368(a) of the Internal Revenue Code and is generally considered tax-free for U.S. federal income tax purposes.

Page-69

The following table reflects the estimated fair values of the assets acquired and liabilities assumed related to the NorCal Acquisition:

(Dollars in thousands)	Acquisition Date (November 29, 2013)
Assets:
Cash and cash equivalents	$31,804
Investment securities	53,731
Loans	173,759
Core deposit intangible	4,572
Deferred tax asset	4,114
Goodwill	6,435
Bank premises and equipment	203
Other assets	6,299
Total assets acquired	$280,917

Liabilities:
Deposits:
Non-interest bearing	$69,123
Interest bearing
Transaction accounts	57,337
Savings accounts	10,835
Money market accounts	81,464
Other time accounts	22,267
Total deposits	241,026

Subordinated debentures	4,950
Other liabilities	408
Total liabilities assumed	$246,384

Merger consideration (cash payment of $16.019 million and $18.514 million in stock)	$34,533

Page-70

The following table presents the net assets acquired from NorCal and the estimated fair value adjustments:

(Dollars in thousands)	Acquisition Date (November 29, 2013)
Book value of net assets acquired from NorCal	$25,552

Fair value adjustments:
Loans	(3,462)
Subordinated debentures	3,298
Core deposit intangible asset	$4,572
Time deposits	(14)
Total purchase accounting adjustments	4,394

Deferred tax liabilities (tax effect of purchase accounting adjustments at 42.05%)	(1,848)
Fair value of net assets acquired from NorCal	$28,098

Merger consideration	$34,533
Less: fair value of net assets acquired	(28,098)
Goodwill	$6,435

Goodwill represents the excess of the total purchase price paid over the fair value of the assets acquired, net of the fair values of liabilities assumed. It arises mainly from expected synergies from combined operations of NorCal and Bank of Marin. It is evaluated for impairment annually. We determined that the fair value of our Community Banking segment exceeded its carrying amount and no impairment on goodwill was recorded in 2013. The goodwill is not expected to be deductible for tax purposes. The following is a description of the methods used to determine the fair values of significant assets and liabilities at acquisition date presented above.

Loans

The fair values for acquired loans were developed based upon the present values of the expected cash flows utilizing market-derived discount rates. Expected cash flows for each acquired loan were projected based on contractual cash flows adjusted for expected prepayment, expected default (i.e. probability of default and loss severity), and principal recovery.

Prepayment rates were applied to the principal outstanding based on the type of loan, where appropriate. Prepayments were based on a constant prepayment rate (“CPR”) applied across the life of a loan. We used annual CPRs between 0 percent and 5 percent, depending on the characteristics of the loan pool (e.g. construction, commercial real estate, etc.).

Non-credit-impaired loans with similar characteristics were grouped together and were treated in the aggregate when applying the discount rate on the expected cash flows. Aggregation factors considered included the type of loan and related collateral, risk classification, fixed or variable interest rate, term of loan and whether or not the loan was amortizing. The discount rates used for the similar groups of loans were based on current market rates for new originations of comparable loans, where available, and include adjustments for credit and liquidity factors. To the extent comparable market rates are not readily available, a discount rate was derived based on the assumptions of a market participant's cost of funds, servicing costs, and return requirements for comparable risk assets. Purchased credit-impaired loans were valued on an individual basis. See Note 4 for additional information.

Subordinated Debentures

The discounted cash flow method was used to establish the fair value of the subordinated debentures. In determining the fair value, cash flows were projected through the remaining term of the issuances. As the issuances are variable rate, to determine the cash flows, future interest payments were determined based on forward rates plus the stated margin.

Page-71

The cash flows were then discounted to their present values. Each payment was discounted at a spot rate that was determined based on the yields and terms of comparable issuances. We recognized the effects of illiquidity associated with size and the lack of marketability of the securities through the inclusion of an additional premium.

Core Deposit Intangible

The core deposit intangible represents estimated future benefits of acquired deposits and is booked separately from the liability in other assets. The value of the core deposit intangible asset was determined using a discounted cash flow approach to arrive at the cost differential between the core deposits (non-maturity deposits such as checking, savings and money market accounts) and alternative funding sources. It is calculated as the present value of the   difference  in  cash flows between maintaining the  existing  deposits (interest  and  net  maintenance  costs) and the cost of an equal amount of  funds from an alternative source having a similar term as the deposit  base. It is amortized on an accelerated basis over an estimated ten-year life. The core deposit intangible asset is evaluated periodically for impairment, and no impairment loss was recognized in 2013.

We recorded a core deposit intangible asset of $4.6 million at Acquisition, of which $69 thousand was amortized in 2013. At December 31, 2013, the future estimated amortization expense is as follows:

(in thousands)	2014	2015	2016	2017	2018	Thereafter	Total
Core deposit intangible amortization	$771	$619	$533	$472	$413	$1,695	$4,503

Deposits

The fair values used for the retail DDA and NOW deposits were equal to the amounts payable on demand at the acquisition date. The fair values for time deposits were estimated using a discounted cash flow calculation that applied interest rates offered by market participants as of the acquisition date on time deposits with similar maturity terms as the discount rates.

Pro Forma Results of Operations

The contribution of the acquired operations of the former NorCal Community Bancorp to our results of operations for the period November 29 to December 31, 2013 is as follows: interest income of $1.1 million, interest expense of $68 thousand, non-interest income of $95 thousand, non-interest expense of $1.1 million and income before income taxes of $109 thousand. These amounts include acquisition-related costs, accretion of the discount on the acquired loans, amortization of the fair value mark on time deposits, core deposit intangible amortization, and subordinated debentures amortization. NorCal Community Bancorp's results of operations prior to the acquisition date are not included in our operating results for 2013.
The following table presents NorCal Community Bancorp's revenue (interest income and non-interest income) and earnings included in our consolidated statement of comprehensive income for the year ended December 31, 2013, and the revenue and earnings of the combined entity had the acquisition date been January 1, 2012. This pro forma information does not necessarily reflect the results of operations that would have resulted had the acquisition been completed at the beginning of the periods presented, nor is it indicative of the results of operations in future periods.

Page-72

Pro Forma Revenue and Earnings	NorCal Community Bancorp Only		Combined
(in thousands; unaudited)	Revenue	Earnings	Revenue	Earnings
Actual from November 29, 2013 to December 31, 2013	$1,239	$70	$6,984	$963
2013 supplemental pro forma from January 1, 2013 to December 31, 2013	12,199	315	68,626	14,270

2013 supplemental pro forma from January 1, 2013 to December 31, 2013[1]	12,199	1,506	68,626	17,866
2012 supplemental pro forma from January 1, 2012 to December 31, 2012[1]	12,433	(2,841)	85,310	13,731

[1]  2013 supplemental pro forma earnings were adjusted to exclude $3.7 million of one-time acquisition related expenses booked at Bank of Marin Bancorp and $1.9 million of one-time acquisition related expenses booked at NorCal Community Bancorp in 2013. 2012 supplemental pro forma earnings were adjusted to include these charges.

Acquisition-related expenses are recognized as incurred and continue until all systems have been converted and operational functions become fully integrated. We incurred one-time third-party acquisition-related expenses in the consolidated statements of comprehensive income in 2013 for the NorCal acquisition and in 2011 for the Charter Oak acquisition as follows:

	2013 NorCal Acquisition		2011 Charter Oak Acquisition
(Dollars in thousands)	Year Ended December 31, 2013		Year Ended December 31, 2011

Data processing	$2,807	*	$455
Professional services	660		457
Personnel severance	203		—
Other	74		88
Total	$3,744		$1,000

*Primarily relates to NorCal's core processing system contract termination and deconversion fees.

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

Page-73

	December 31, 2013				December 31, 2012
	Amortized	Fair	Gross Unrealized		Amortized	Fair	Gross Unrealized
(in thousands;)	Cost	Value	Gains	(Losses)	Cost	Value	Gains	(Losses)
Held-to-maturity
Obligations of state and political subdivisions	$80,381	$81,429	$1,764	$(716)	$96,922	$99,350	$2,855	$(427)
Corporate bonds	42,114	42,429	375	(60)	42,530	42,881	458	(107)
Total held-to-maturity	122,495	123,858	2,139	(776)	139,452	142,231	3,313	(534)

Available-for-sale
Securities of U. S. government agencies:
MBS pass-through securities issued by FHLMC and FNMA	124,063	123,033	616	(1,646)	52,042	53,713	1,711	(40)
CMOs issued by FNMA	18,573	18,438	60	(195)	4,447	4,550	105	(2)
CMOs issued by FHLMC	23,710	23,679	144	(175)	13,527	13,778	251	—
CMOs issued by GNMA	24,944	25,454	609	(99)	38,871	39,756	886	(1)
Debentures of government- sponsored agencies	21,845	21,312	108	(641)	20,462	20,589	228	(101)
Privately issued CMOs	10,649	10,874	257	(32)	21,071	21,576	595	(90)
Obligations of state and political subdivisions	15,948	15,771	14	(191)	—	—	—	—
Corporate bonds	5,426	5,437	25	(14)	—	—	—	—
Total available-for-sale	245,158	243,998	1,833	(2,993)	150,420	153,962	3,776	(234)

Total investment securities	$367,653	$367,856	$3,972	$(3,769)	$289,872	$296,193	$7,089	$(768)

The amortized cost and fair value of investment debt securities by contractual maturity at December 31, 2013 and 2012 are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2013				December 31, 2012
	Held-to-Maturity		Available-for-Sale		Held-to-Maturity		Available-for-Sale
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$8,731	$8,784	$5,522	$5,521	$764	$763	$—	$—
After one but within five years	88,255	89,095	42,229	42,338	98,672	99,689	26,417	27,060
After five years through ten years	24,244	24,786	26,232	25,478	29,165	30,898	23,719	23,820
After ten years	1,265	1,193	171,175	170,661	10,851	10,881	100,284	103,082
Total	$122,495	$123,858	$245,158	$243,998	$139,452	$142,231	$150,420	$153,962
$8.0 million of available-for-sale securities were sold in 2013, resulting in net proceeds from sales of $8.0 million and net losses of $18 thousand. During 2013, we also sold $6.4 million of held-to-maturity securities due to evidence of significant deterioration of credit worthiness since purchase. The proceeds from the sales totaled $6.4 million and the transactions resulted in net gains of $17 thousand. One available-for-sale security was sold in 2012 with proceeds of $2.2 million and a loss of $34 thousand.

Investment securities carried at $61.8 million and $47.7 million at December 31, 2013 and December 31, 2012, respectively, were pledged with the State of California: $61.1 million and $47 million to secure public deposits in compliance with the Local Agency Security Program at December 31, 2013 and 2012, respectively, and $732 thousand and $719 thousand to provide collateral for trust deposits at December 31, 2013 and 2012, respectively. In addition, investment securities carried at $1.1 million were pledged to collateralize an internal Wealth Management and Trust Services (“WMTS”) checking account at both December 31, 2013 and 2012.

Page-74

Other-Than-Temporarily Impaired Debt Securities

The table below shows investment securities that were in unrealized loss positions at December 31, 2013 and December 31, 2012, respectively. They are summarized and classified according to the duration of the loss period as follows:

December 31, 2013	< 12 continuous months		> 12 continuous months		Total securities in a loss position
(In thousands)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
Held-to-maturity
Obligations of state & political subdivisions	$13,933	$(419)	$9,033	$(297)	$22,966	$(716)
Corporate bonds	3,017	(11)	4,963	(49)	7,980	(60)
Total held-to-maturity	16,950	(430)	13,996	(346)	30,946	(776)
Available-for-sale
MBS pass-through securities issued by FHLMC and FNMA	90,914	(1,297)	3,172	(349)	94,086	(1,646)
CMOs issued by FNMA	17,535	(195)	—	—	17,535	(195)
CMOs issued by FHLMC	17,899	(175)	—	—	17,899	(175)
CMOs issued by GNMA	3,966	(99)	—	—	3,966	(99)
Debentures of government- sponsored agencies	16,872	(641)	—	—	16,872	(641)
Privately issued CMOs	4,634	(31)	159	(1)	4,793	(32)
Obligations of state & political subdivisions	11,516	(191)	—	—	11,516	(191)
Corporate bonds	1,479	(14)	—	—	1,479	(14)
Total available-for-sale	164,815	(2,643)	3,331	(350)	168,146	(2,993)
Total temporarily impaired securities	$181,765	$(3,073)	$17,327	$(696)	$199,092	$(3,769)

Page-75

December 31, 2012	< 12 continuous months		> 12 continuous months		Total securities in a loss position
(In thousands)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
Held-to-maturity
Obligations of state & political subdivisions	$33,196	$(427)	$—	$—	$33,196	$(427)
Corporate bonds	15,649	(107)	—	—	15,649	(107)
Total held-to-maturity	48,845	(534)	—	—	48,845	(534)
Available-for-sale
MBS pass-through securities issued by FHLMC and FNMA	3,569	(40)	—	—	3,569	(40)
CMOs issued by FNMA	3,185	(2)	—	—	3,185	(2)
CMOs issued by GNMA	1,550	(1)	—	—	1,550	(1)
Debentures of government- sponsored agencies	9,899	(101)	—	—	9,899	(101)
Privately issued CMOs	4,214	(89)	203	(1)	4,417	(90)
Total available-for-sale	22,417	(233)	203	(1)	22,620	(234)
Total temporarily impaired securities	$71,262	$(767)	$203	$(1)	$71,465	$(768)

As of December 31, 2013, there were fourteen investment positions totaling $17.3 million that had been in a continuous loss position for more than 12 months. These securities had an unrealized loss of $696 thousand and consisted of U.S. state and political subdivisions, corporate bonds, MBS and privately issued CMOs. We have evaluated each of the bonds and believe that the decline in fair value is primarily driven by factors other than credit. It is probable that we will be able to collect all amounts due according to the contractual terms and no other-than-temporary impairment exists. MBS are supported by the U.S. Federal government to protect us from credit losses. Additionally, the obligations of state and political subdivisions and corporate bonds were rated as investment grade by at least one rating agency. The CMO is collateralized by residential mortgages with low loan-to-value and delinquency ratios, may be prepaid at par prior to maturity and is rated AA+ by Standard & Poors. Based upon our assessment of expected credit losses given the performance of the underlying collateral and the credit enhancements, we concluded that the security was not other-than-temporarily impaired at December 31, 2013.

Investment securities in our portfolio that were in a temporary loss position for less than twelve months as of December 31, 2013 consisted of eighty-one U.S. state and political subdivisions, corporate bonds, MBS, CMOs, Debentures and privately issued CMOs. We determine that the strengths of GNMA and FNMA through guarantee or support from the U.S. Federal Government are sufficient to protect us from credit losses. The other temporarily impaired securities are deemed credit worthy after our internal analysis. Additionally, all are rated as investment grade by at least one major rating agency. We also monitor the financial information of the issuers of obligations of U.S. states and political subdivisions. As a result of this impairment analysis, we concluded that these securities were not other-than-temporarily impaired at December 31, 2013.

In January 2014, we sold a $2.0 million available-for-sale security that was temporarily impaired at December 31, 2013. The security had recovered essentially all of its amortized cost basis, and the sale resulted in a net loss of approximately $15 thousand. We do not have the intent, and it is more likely than not that we will not have to sell the remaining securities temporarily impaired at December 31, 2013 before recovery of the cost basis.

Securities Carried at Cost

As a member of the FHLB, we are required to maintain a minimum investment in the FHLB capital stock determined by the Board of Directors of the FHLB. The minimum investment requirements can increase in the event we increase our borrowings with the FHLB. Shares cannot be purchased or sold except between the FHLB and its members at $100 per share par value. We held $7.8 million and $6.0 million of FHLB stock recorded at cost in other assets at December 31, 2013 and 2012, respectively. On February 20, 2014, FHLB declared a cash dividend for the fourth

Page-76

quarter of 2013 at an annualized dividend rate of 6.67%. Management does not believe that the FHLB stock is other-than-temporarily-impaired, as we expect to be able to redeem this stock at cost.

As a member bank of Visa U.S.A., we hold 16,939 shares of Visa Inc. Class B common stock with a carrying value of zero, which is equal to our cost basis. These shares are restricted from resale until their conversion into Class A (voting) shares upon the termination of Visa Inc.'s covered litigation escrow account. As a result of the restriction, these shares are not considered available-for-sale and are not carried at fair value. The fair value of the Class B common stock we own was $1.6 million and $1.1 million at December 31, 2013 and 2012, respectively, based on the Class A as-converted rate of 0.4206, which is subject to further reduction upon the final settlement of the covered litigation against Visa Inc. and its member banks. See Note 13 herein.

Page-77

Note 4:  Loans and Allowance for Loan Losses

Credit Quality of Loans

The majority of our loan activity is with customers located in California, primarily in the counties of Marin, Sonoma, Alameda, San Francisco and Napa. At December 31, 2013, 68% of our loans are for commercial real estate, 83% of which are secured by real estate located in Marin, Sonoma, Alameda, San Francisco and Napa counties (California). Approximately 86% and 85% of total loans were secured by real estate, while 2% and 3% were unsecured at both December 31, 2013 and 2012, respectively.

Outstanding loans by class and payment aging as of December 31, 2013 and 2012 are as follows:

Loan Aging Analysis by Class as of December 31, 2013 and 2012
(dollars in thousands)	Commercial	Commercial real estate, owner-occupied	Commercial real estate, investor	Construction	Home equity	Other residential [1]	Installment and other consumer	Total
December 31, 2013
30-59 days past due	$18	$—	$—	$—	$240	$717	$17	$992
60-89 days past due	—	—	—	—	—	—	3	3
Greater than 90 days past due (non-accrual) [2]	1,187	1,403	2,807	5,218	234	660	169	11,678
Total past due	1,205	1,403	2,807	5,218	474	1,377	189	12,673
Current	182,086	239,710	622,212	26,359	97,995	71,257	17,030	1,256,649
Total loans [3]	$183,291	$241,113	$625,019	$31,577	$98,469	$72,634	$17,219	$1,269,322
Non-accrual loans to total loans	0.6%	0.6%	0.4%	16.5%	0.2%	0.9%	1.0%	0.9%
December 31, 2012
30-59 days past due	$29	$—	$—	$—	$294	$167	$98	$588
60-89 days past due	—	—	—	—	—	—	—	—
Greater than 90 days past due (non-accrual) [2]	4,893	1,403	6,843	2,239	545	1,196	533	17,652
Total past due	4,922	1,403	6,843	2,239	839	1,363	631	18,240
Current	171,509	195,003	502,163	28,426	92,398	48,069	18,144	1,055,712
Total loans [3]	$176,431	$196,406	$509,006	$30,665	$93,237	$49,432	$18,775	$1,073,952
Non-accrual loans to total loans	2.8%	0.7%	1.3%	7.3%	0.6%	2.4%	2.8%	1.6%

1 Our residential loan portfolio includes no sub-prime loans, nor is it our normal practice to underwrite loans commonly referred to as "Alt-A mortgages," the characteristics of which are loans lacking full documentation, borrowers having low FICO scores or higher loan-to-value ratios.

2 Amounts include $1.4 million and $1.6 million of Purchased Credit Impaired ("PCI") loans that have stopped accreting interest at December 31, 2013 and 2012, respectively, and exclude accreting PCI loans of $5.7 million and $3.0 million at December 31, 2013 and 2012, respectively, as their accretable yield interest recognition is independent from the underlying contractual loan delinquency status. There were no accruing loans past due more than ninety days at December 31, 2013 or 2012.

3 Amounts were net of deferred loan (costs)/fees of $(24) thousand and $769 thousand at December 31, 2013 and 2012, respectively. Amounts were also net of unaccreted purchase discounts on non-PCI loans of $7.6 million and $2.1 million at December 31, 2013 and 2012, respectively.

Our commercial loans are generally made to established small to mid-sized businesses to provide financing for their working capital needs, acquisitions, or refinancings.  Management examines historical, current, and projected cash flows to determine the ability of the borrower to repay obligations as agreed. Commercial loans are primarily made based on the identified cash flows of the borrower and secondarily on the underlying collateral. The cash flows of borrowers, however, may not occur as expected, and the collateral securing these loans may fluctuate in value. Most commercial and industrial loans are secured by the assets being financed, such as accounts receivable or inventory, and include a personal guarantee. Some short-term loans may be made on an unsecured basis. We target stable local businesses with guarantors that have proven to be more resilient in periods of economic stress.  Typically, the guarantors provide an additional source of repayment for most of our credit extensions.

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

Page-78

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

Consumer loans primarily consist of home equity lines of credit, other residential (tenancy-in-common, or “TIC”) loans, and other personal loans. We originate consumer loans utilizing credit score information, debt-to-income ratio and loan-to-value ratio analysis. This activity, coupled with relatively small loan amounts that are spread across many individual borrowers, mitigates risk. Additionally, trend reports are reviewed by Management on a regular basis. Underwriting standards for home equity lines of credit include, but are not limited to, a conservative loan-to-value ratio, the number of such loans a borrower can have at one time, and documentation requirements. Our underwriting of the other residential loans, mostly secured by TIC units in San Francisco, is cautious compared to traditional residential mortgages due to the unique ownership structure.  In addition, these borrowers tend to have more equity in their properties, which mitigates risk. Personal loans are nearly evenly split between mobile home loans and floating home loans along with a small number of installment loans.

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

Substandard - Inadequately protected by either the current sound worth and paying capacity of the obligor or the collateral pledged, if any. A Substandard asset has a well-defined weakness or weaknesses that jeopardize(s) the liquidation of the debt. Substandard assets are characterized by the distinct possibility that we will sustain some loss if such weaknesses or deficiencies are not corrected. Well-defined weaknesses include adverse trends or developments of the borrower’s financial condition, managerial weaknesses and/or significant collateral deficiencies.

Doubtful - Critical weaknesses that make collection or liquidation in full improbable. There may be specific pending events that work to strengthen the asset; however, the amount or timing of the loss may not be determinable. Pending events generally occur within one year of the asset being classified as Doubtful. Examples include: merger, acquisition, or liquidation; capital injection; guarantee; perfecting liens on additional collateral; and refinancing. Such loans are placed on non-accrual status and usually are collateral-dependent.

We regularly review our credits for accuracy of risk grades whenever new information is received. Borrowers are required to submit financial information at regular intervals:

Page-79

•
Generally, commercial borrowers with lines of credit are required to submit financial information with reporting intervals ranging from monthly to annually depending on credit size, risk and complexity.

•	Investor commercial real estate borrowers with loans greater than $750 thousand are required to submit rent rolls or property income statements at least annually.

•	Construction loans are monitored monthly, and assessed on an ongoing basis.

•	Home equity and other consumer loans are assessed based on delinquency.

•	Loans graded “Watch” or more severe, regardless of loan type, are assessed no less than quarterly.

The following table represents our analysis of loans by internally assigned grades, including the PCI loans, at December 31, 2013 and 2012:

(in thousands)	Commercial	Commercial real estate, owner-occupied	Commercial real estate, investor	Construction	Home equity	Other residential	Installment and other consumer	Purchased credit-impaired	Total
Credit Risk Profile by Internally Assigned Grade:
December 31, 2013
Pass	$162,625	$216,537	$609,157	$25,069	$93,792	$69,176	$16,336	$1,340	$1,194,032
Special Mention	13,990	16,533	8,570	725	2,164	1,047	227	894	44,150
Substandard	6,343	3,224	5,413	5,768	2,444	2,411	656	4,881	31,140
Total loans	$182,958	$236,294	$623,140	$31,562	$98,400	$72,634	$17,219	$7,115	$1,269,322

December 31, 2012
Pass	$148,771	$170,553	$489,978	$26,287	$86,957	$45,634	$17,809	$1,862	$987,851
Special Mention	13,267	20,346	8,671	1,970	2,931	1,067	—	933	49,185
Substandard	13,753	2,992	8,963	2,408	3,349	2,731	966	1,754	36,916
Total loans	$175,791	$193,891	$507,612	$30,665	$93,237	$49,432	$18,775	$4,549	$1,073,952

Troubled Debt Restructuring

Our loan portfolio includes certain loans that have been modified in a Troubled Debt Restructuring (“TDR”), where economic concessions have been granted to borrowers experiencing financial difficulties. These concessions typically result from our loss mitigation activities and could include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance or other actions. TDRs on nonaccrual status at the time of restructure may be returned to accruing status after considering the borrower’s sustained repayment performance for a reasonable period, generally six months, and there is reasonable assurance of repayment and performance.

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

Page-80

The table below summarizes outstanding TDR loans by loan class as of December 31, 2013, 2012 and 2011. The summary includes those TDRs that are on nonaccrual status and those that continue to accrue interest.

(in thousands)	As of
Recorded investment in Troubled Debt Restructurings [1]	December 31, 2013	December 31, 2012	December 31, 2011

Commercial	$5,117	$9,470	$4,969
Commercial real estate, owner-occupied	4,333	1,403	1,403
Commercial real estate, investor	534	—	—
Construction	6,335	1,929	800
Home equity	506	908	467
Other residential	2,063	2,831	1,464
Installment and other consumer	1,693	1,743	1,552
Total	$20,581	$18,284	$10,655

1 Includes $12.9 million, $10.8 million and $6.3 million of TDR loans that were accruing interest as of December 31, 2013, 2012 and 2011 respectively.

The table below presents the following information for TDRs modified during the periods presented: number of contracts modified, the recorded investment in the loans prior to modification, and the recorded investment in the loans after the loans were restructured. The table below excludes fully paid-off or fully charged-off TDR loans.

(dollars in thousands)	Number of Contracts Modified	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment at period end
Troubled Debt Restructurings during the year ended December 31, 2013:
Commercial	8	$1,176	$1,377	$1,274
Commercial real estate, owner occupied	1	2,961	2,956	2,930
Commercial real estate, investor	1	539	538	534
Construction	3	7,135	7,156	5,368
Installment and other consumer	2	11	9	7
Total	15	$11,822	$12,036	$10,113
Troubled Debt Restructurings during the year ended December 31, 2012:
Commercial	14	$9,980	$9,903	$5,965
Construction	2	2,793	2,793	1,760
Home Equity	2	472	473	469
Other residential	2	1,422	1,401	1,392
Installment and other consumer	2	231	231	228
Total	22	$14,898	$14,801	$9,814

Troubled Debt Restructurings during the year ended December 31, 2011:
Commercial	27	$5,854	$5,940	$4,969
Commercial real estate, owner occupied	2	1,366	1,403	1,403
Construction	2	817	817	800
Home Equity	3	478	469	467
Other residential	3	1,467	1,467	1,464
Installment and other consumer	13	1,607	1,605	1,552
Total	50	$11,589	$11,701	$10,655

Page-81

Modifications during the year ended December 31, 2013 primarily involved maturity or payment extensions and interest rate concessions or some combination thereof, while modifications in 2012 primarily involved payment extensions, forbearances, and interest rate concessions. Modifications in 2011 primarily involved interest rate concessions, maturity extensions and payment deferrals. There were no loans modified as troubled debt restructuring that subsequently defaulted during the year ended December 31, 2013, where the default occurred within the first twelve months after modification into a TDR. There were three commercial loans, two commercial real estate loans and one construction loan modified as troubled debt restructurings within the previous twelve months with recorded investments of $4.5 million that subsequently defaulted and $730 thousand were charged-off, net of recoveries, in the year ended December 31, 2012. There were three TDRs in 2011 with loan balances of $1.0 million that subsequently defaulted within twelve months of restructuring and were charged-off during 2011. We are reporting these defaulted TDRs based on a payment default definition of more than ninety days past due.

Allowance for Loan Losses

Beginning with the quarter-ended September 30, 2013, Management refined the methodology for estimating general allowances in order to provide a more comprehensive evaluation of the potential risk of loss in our loan portfolio. This analysis encompasses our entire loan portfolio and excludes acquired loans where the discount has not been fully accreted. For allowance established on acquired loans, refer to Note 1. Under the prior model, loans were pooled into the following segments:

•	Commercial real estate loans, owner occupied

•	Commercial real estate loans, investor

•	Construction loans

•	Subdivision land loans

•	Residential real estate loans

•	Residential loans, fractional tenants-in-common

•	Commercial loans

•	Commercial asset-based lines

•	Commercial quick qualifier loans

•	Personal loans

•	Personal floating home loans

•	Personal mobile home loans

•	Home equity loans

•	Other loans

Under the new model, the loans are evaluated on a pool basis by loan segment which is further delineated by Federal regulatory reporting codes ("call codes"). Each segment is assigned an expected loss factor which is primarily based on a twelve quarter look-back at our historical losses for that particular segment, as well as a number of other factors. We believe this change in methodology will provide a more comprehensive evaluation of the potential risk in our portfolio because the additional delineation by call code establishes a stronger focus on areas of weakness and strength within the portfolio. Loans are pooled into the following segments under the new model:

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

Page-82

The model determines loan loss reserves based on objective and subjective factors. Objective factors include the rolling historical loss rate using a twelve quarter look-back, changes in the volume and nature of the loan portfolio, changes in credit quality metrics (past due loans, non-accrual loans, net charge-offs), and the existence of credit concentrations. Subjective factors include changes in the overall economic environment, legal and regulatory conditions, lending management and other relevant staff, uncertainties related to acquisitions, as well as the quality of our loan review process. The total amount allocated is determined by applying loss multipliers to outstanding loans by call code.

The following table represents the effect on the 2013 provision for loan losses due to the change in methodology by loan class. Commercial real estate loans have increased provisions of $565 thousand in the owner-occupied category and $1.8 million in the investor category under the new methodology, which allocates additional reserves based on concentration levels.  When a loan class exceeds 100% of Tier 1 capital, additional reserves are allocated.  Such factor was not considered under the old methodology.

In addition, under the previous methodology, certain commercial loans collateralized by real estate were grouped under commercial and industrial loans and thus received a higher loss factor than the current methodology.

Lastly, we added a subjective factor for the impact of the acquisition in 2013, which added approximately $800 thousand in reserves by loan class, which would have been unallocated under the previous methodology.

	The year ended December 31, 2013
(in thousands)	Calculated Provision Based on New Methodology	Calculated Provision Based on Prior Methodology	Difference In ALLL

Commercial and industrial	$(1,393)	$(449)	$(944)
Commercial real estate, owner-occupied	615	50	565
Commercial real estate, investor	1,940	174	1,766
Construction	83	167	(84)
Home equity	(223)	(39)	(184)
Other residential	(234)	(138)	(96)
Installment and other consumer	(535)	(319)	(216)
Unallocated	287	1,094	(807)
Total provision for loan losses	$540	$540	$—

Page-83

Impaired Loan Balances and Their Related Allowance by Major Classes of Loans

The table below summarizes information on impaired loans and their related allowance. Total impaired loans include non-accrual loans, accruing TDR loans and accreting PCI loans that have experienced post-acquisition declines in cash flows expected to be collected.

(dollars in thousands)	Commercial	Commercial real estate, owner-occupied	Commercial real estate, investor	Construction	Home equity	Other residential	Installment and other consumer	Total
December 31, 2013
Recorded investment in impaired loans:
With no specific allowance recorded	$977	$1,403	$3,341	$2,806	$349	$1,254	$112	$10,242
With a specific allowance recorded	4,725	4,085	—	3,927	157	809	1,750	15,453
Total recorded investment in impaired loans	$5,702	$5,488	$3,341	$6,733	$506	$2,063	$1,862	$25,695
Unpaid principal balance of impaired loans:
With no specific allowance recorded	$977	$3,060	$5,333	$5,547	$835	$1,254	$154	$17,160
With a specific allowance recorded	4,930	5,088	—	4,114	157	809	1,750	16,848
Total unpaid principal balance of impaired loans	$5,907	$8,148	$5,333	$9,661	$992	$2,063	$1,904	$34,008
Specific allowance	$1,170	$90	$—	$341	$1	$23	$364	$1,989
Average recorded investment in impaired loans during 2013	$7,168	$3,519	$5,847	$7,200	$909	$2,632	$1,872	$29,147
Interest income recognized on impaired loans during 2013	$476	$253	$14	$249	$29	$89	$71	$1,181

December 31, 2012
Recorded investment in impaired loans:
With no specific allowance recorded	$6,825	$1,403	$3,725	$2,328	$931	$2,598	$978	$18,788
With a specific allowance recorded	2,645	471	4,513	1,840	261	715	1,070	11,515
Total recorded investment in impaired loans	$9,470	$1,874	$8,238	$4,168	$1,192	$3,313	$2,048	$30,303
Unpaid principal balance of impaired loans:
With no specific allowance recorded	$7,633	$3,060	$5,717	$2,514	$1,417	$2,598	$1,020	$23,959
With a specific allowance recorded	2,930	966	4,887	4,519	324	715	1,070	15,411
Total recorded investment in impaired loans	$10,563	$4,026	$10,604	$7,033	$1,741	$3,313	$2,090	$39,370
Specific allowance	$1,131	$26	$374	$118	$154	$120	$431	$2,354
Average recorded investment in impaired loans during 2012	$11,772	$1,538	$5,135	$12,909	$1,314	$2,509	$2,151	$37,328
Interest income recognized on impaired loans during 2012	$803	$111	$512	$570	$32	$175	$96	$2,299
Average recorded investment in impaired loans during 2011	$4,695	$1,873	$595	$3,505	$813	$1,612	$1,844	$14,937
Interest income recognized on impaired loans during 2011	$102	$—	$38	$—	$14	$72	$26	$252

The gross interest income that would have been recorded had non-accrual loans been current totaled $1.0 million, $937 thousand and $821 thousand in the years ended December 31, 2013, 2012 and 2011 respectively. $229 thousand, $182 thousand and $6 thousand interest income was recognized during the time the loans were considered impaired using the cash-basis method of accounting in 2013, 2012 and 2011, respectively. PCI loans are excluded from the foregone interest data above as their accretable yield interest recognition is independent from the underlying contractual loan delinquency status. See “Purchased Credit-Impaired Loans” below for further discussion.

Management monitors delinquent loans continuously and identifies problem loans, generally loans graded substandard or worse, to be evaluated individually for impairment testing. Generally, we charge off our estimated losses related to specifically-identified impaired loans when it is deemed uncollectible. The charged-off portion of impaired loans outstanding at December 31, 2013 totaled approximately $5.8 million.  At December 31, 2013, there were $837 thousand of outstanding commitments to extend credit on impaired loans, including loans to borrowers whose terms have been modified in troubled debt restructurings.

Page-84

The following table discloses loans by major portfolio category and activity in the ALLL, as well as the related ALLL disaggregated by impairment evaluation method:

Allowance for Loan Losses and Recorded Investment in Loans as of and for the year ended December 31, 2013
(dollars in thousands)	Commercial	Commercial real estate, owner-occupied	Commercial real estate, investor	Construction	Home equity	Other residential	Installment and other consumer	Unallocated	Total

For the year ended December 31, 2013
Allowance for loan losses:
Beginning balance	$4,100	$1,313	$4,372	$611	$1,264	$551	$1,231	$219	$13,661
Provision (reversal)	(1,393)	615	1,940	83	(223)	(234)	(535)	287	540
Charge-offs	(672)	—	(156)	(62)	(176)	—	(88)	—	(1,154)
Recoveries	1,021	84	40	1	10	—	21	—	1,177
Ending balance	$3,056	$2,012	$6,196	$633	$875	$317	$629	$506	$14,224

Ending ALLL related to loans collectively evaluated for impairment	$1,886	$1,922	$6,196	$292	$874	$294	$265	$506	$12,235
Ending ALLL related to loans individually evaluated for impairment	$987	$31	$—	$341	$1	$23	$364	$—	$1,747
Ending ALLL related to purchased credit-impaired loans	$183	$59	$—	$—	$—	$—	$—	$—	$242

Loans outstanding:
Collectively evaluated for impairment	$177,550	$233,330	$619,833	$24,829	$97,894	$70,571	$15,357	$—	$1,239,364
Individually evaluated for impairment[1]	5,408	2,930	3,341	6,733	506	2,063	1,862	—	22,843
Purchased credit-impaired	333	4,853	1,845	15	69	—	—	—	7,115
Total	$183,291	$241,113	$625,019	$31,577	$98,469	$72,634	$17,219	$—	$1,269,322
Ratio of allowance for loan losses to total loans	1.67%	0.83%	0.99%	2.00%	0.89%	0.44%	3.65%	NM	1.12%
Allowance for loan losses to non-accrual loans	257%	143%	221%	12%	374%	48%	372%	NM	122%

1 Total excludes $2.9 million of PCI loans that have experienced post-acquisition declines in cash flows expected to be collected.These loans are included in the "purchased credit-impaired" amount in the next line below.

NM Not Meaningful

Page-85

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

NM Not Meaningful

Page-86

Allowance for Loan Losses and Recorded Investment in Loans as of and for the year ended December 31, 2011
(dollars in thousands)	Commercial	Commercial real estate, owner-occupied	Commercial real estate, investor	Construction	Home equity	Other residential	Installment and other consumer	Unallocated	Total
As of December 31, 2011:
Allowance for loan losses:
Beginning balance	$3,114	$1,037	$4,134	$1,694	$643	$738	$835	$197	$12,392
Provision (reversal)	4,469	377	(424)	275	1,342	202	787	22	7,050
Charge-offs	(3,306)	(113)	—	(473)	(554)	—	(456)	—	(4,902)
Recoveries	57	4	—	9	13	—	16	—	99
Ending balance	$4,334	$1,305	$3,710	$1,505	$1,444	$940	$1,182	$219	$14,639

Ending ALLL related to loans collectively evaluated for impairment	$3,049	$1,136	$3,547	$1,311	$1,182	$532	$717	$219	$11,693
Ending ALLL related to loans individually evaluated for impairment	$957	$—	$91	$194	$262	$408	$465	$—	$2,377
Ending ALLL related to purchased credit-impaired loans	$328	$169	$72	$—	$—	$—	$—	$—	$569

Loans outstanding:
Collectively evaluated for impairment	$169,564	$171,492	$444,060	$48,653	$96,998	$58,095	$20,661	$—	$1,009,523
Individually evaluated for impairment [1]	5,110	—	741	3,304	1,045	3,407	2,071	—	15,678
Purchased credit-impaired	1,116	3,213	1,624	—	—	—	—	—	5,953
Total	$175,790	$174,705	$446,425	$51,957	$98,043	$61,502	$22,732	$—	$1,031,154
Ratio of allowance for loan losses to total loans	2.47%	0.75%	0.83%	2.90%	1.47%	1.53%	5.20%	NM	1.42%
Allowance for loan losses to non-accrual loans	147%	64%	501%	50%	189%	48%	228%	NM	122%

1 Total excludes $4.5 million PCI loans that have experienced credit deterioration post-acquisition, which are included in the "purchased credit-impaired" amount in the next line below.

NM Not Meaningful

Purchased Credit-Impaired Loans

We evaluated loans purchased in acquisitions in accordance with accounting guidance in ASC 310-30 related to loans acquired with deteriorated credit quality. Acquired loans are considered credit-impaired if there is evidence of deterioration of credit quality since origination and it is probable, at the acquisition date, that we will be unable to collect all contractually required payments receivable. Management has determined certain loans purchased in the Acquisition to be PCI loans based on credit indicators such as nonaccrual status, past due status, loan risk grade, loan-to-value ratio, etc. Revolving credit agreements (e.g. home equity lines of credit and revolving commercial loans) are not considered PCI loans as cash flows cannot be reasonably estimated.

For acquired loans not considered credit-impaired, the difference between the contractual amounts due (principal amount) and the fair value is accounted for subsequently through accretion. We elect to recognize discount accretion based on the acquired loan’s contractual cash flows using an effective interest rate method. The accretion is recognized through the net interest margin.

Page-87

The following table presents the fair value of loans acquired from Bank of Alameda for purchased credit-impaired loans and other purchased loans as of the acquisition date:

	November 29, 2013
(dollars in thousands)	Purchased credit-impaired loans	Other purchased loans		Total
Contractually required payments including interest	$5,706	$211,769		$217,475
Less: nonaccretable difference	(1,183)	—		(1,183)
Cash flows expected to be collected (undiscounted)	4,523	211,769		216,292
Accretable yield	(707)	(41,826)	[1]	(42,533)
Fair value of purchased loans	$3,816	$169,943		$173,759

1 $6.6 million of the $41.8 million represents the difference between the contractual principal amounts due and the fair value. This discount is to be accreted to interest income over the remaining lives of the loans. The remaining $35.2 million is the contractual interest to be earned over the life of the loans.

The following table reflects the outstanding balance and related carrying value of PCI loans as of the acquisition date:

	November 29, 2013
PCI Loans (dollars in thousands)	Unpaid principal balance	Fair value
Commercial	$847	$369
Commercial real estate	3,757	3,362
Construction	150	16
Home equity	239	69
Total purchased credit-impaired loans	$4,993	$3,816

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

When the timing and/or amounts of expected cash flows on such loans are not reasonably estimable, no interest is accreted and the loan is reported as a non-accrual loan; otherwise, if the timing and amounts of expected cash flows for purchased credit-impaired loans can be reasonably estimated, then interest is accreted and the loans are reported as accruing loans. The initial estimated cash flows expected to be collected are updated each quarter based on current assumptions regarding default rates, loss severities, and other factors that are reflective of current market conditions. Probable decreases in expected cash flows after acquisition result in the recognition of impairment as a specific allowance for loan losses or a charge-off to the allowance. The increase of specific allowance for PCI loan losses amounted to $203 thousand, $36 thousand and $569 thousand during 2013, 2012 and 2011, respectively. Probable and significant increases in expected cash flows would first reverse any related allowance for loan losses and any remaining increases would be recognized prospectively as interest income over the estimated remaining lives of the loans. During 2013, 2012 and 2011, the amount of reduction in the allowance for loan losses established for PCI loans due to the increase in the present value of cash flows expected to be collected was $237 thousand, $76 thousand and

Page-88

$0, respectively. The impact of changes in variable interest rates is recognized prospectively as adjustments to interest income.

The non-accretable difference represents the difference between the undiscounted contractual cash flows and the undiscounted expected cash flows, and also reflects the estimated credit losses in the acquired loan portfolio at the acquisition date and can fluctuate due to changes in expected cash flows during the life of the PCI loans.

The following table reflects the outstanding balance and related carrying value of PCI loans related to the 2013 NorCal acquisition and the 2011 Charter Oak acquisition as of December 31, 2013 and 2012:

	December 31, 2013		December 31, 2012
PCI Loans (dollars in thousands)	Unpaid principal balance	Carrying value	Unpaid principal balance	Carrying value
Commercial	$1,094	$333	$2,163	$640
Commercial real estate	9,152	6,698	6,370	3,909
Construction	149	15	—	—
Home equity	239	69	—	—
Total purchased credit-impaired loans	$10,634	$7,115	$8,533	$4,549

The activities in the accretable yield, or income expected to be earned, for PCI loans were as follows:

Accretable Yield	Years ended
(dollars in thousands)	December 31, 2013	December 31, 2012	December 31, 2011
Balance at beginning of period	$3,960	$5,405	$—
Additions	707	—	1,902
Removals [1]	(793)	(1,221)	(1,019)
Accretion	(725)	(1,641)	(1,418)
Reclassifications (to)/from nonaccretable difference [2]	500	1,417	5,940
Balance at end of period	$3,649	$3,960	$5,405

1 Represents the accretable difference that is relieved when a loan exits the PCI population due to payoff, full charge-off, or transfer to repossessed assets, etc.

2 Primarily relates to improvements in expected credit performance and changes in expected timing of cash flows.

 Pledged Loans

Our FHLB line of credit is secured under terms of a blanket collateral agreement by a pledge of certain qualifying loans with an unpaid principal balance of $716.2 million and $567.8 million at December 31, 2013 and 2012, respectively. Our FHLB line of credit totaled $416.3 million and $321.3 million at December 31, 2013 and 2012, respectively. In addition, we pledge a certain residential loan portfolio, which totaled $24.4 million and $30.1 million at December 31, 2013 and 2012, respectively, to secure our borrowing capacity with the Federal Reserve Bank (“FRB”). Also see Note 8 below.

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

Page-89

An analysis of net loans to related parties for each of the three years ended December 31, 2013, 2012 and 2011 is as follows:

(in thousands)	2013	2012	2011
Balance at beginning of year	$3,425	$6,866	$6,997
Additions	550	826	1,690
Advances	569	3	43
Repayments	—	(2,730)	(1,864)
Reclassified as unrelated-party loan	(795)	(1,540)	—
Balance at end of year	$3,749	$3,425	$6,866

The undisbursed commitment to related parties was $657 thousand as of December 31, 2013.

Note 5:  Bank Premises and Equipment

A summary of Bank premises and equipment at December 31 follows:

(in thousands)	2013	2012
Leasehold improvements	$12,684	$12,116
Furniture and equipment	7,888	7,402
Subtotal	20,572	19,518
Accumulated depreciation and amortization	(11,462)	(10,174)
Bank premises and equipment, net	$9,110	$9,344

The amount of depreciation and amortization was $1.4 million for the years ended December 31, 2013 and 2012, and $1.3 million for the year ended 2011.
We contracted with a construction company managed and owned by a member of the Board of Directors of the Bank and Bancorp for the construction of leasehold improvements to our corporate office. During 2013 and 2012, we paid $70 thousand and $29 thousand, respectively, for these improvements.

Note 6:  Bank Owned Life Insurance

We have purchased life insurance policies on the lives of certain officers designated by the Board of Directors to finance employee benefit programs as of December 31, 2013. Death benefits provided under the specific terms of these programs are estimated to be $63.3 million at December 31, 2013 and the benefits to employees' beneficiaries are limited to the employee's active service period. The investment in the Bank owned life insurance (“BOLI”) policies are reported in interest receivable and other assets at their cash surrender value of $27.8 million and $22.7 million at December 31, 2013 and December 31, 2012, respectively. The cash surrender value includes both the original premiums we paid in the life insurance policies and the accumulated accretion of policy income since inception of the policies. Income of $954 thousand, $762 thousand and $752 thousand was recognized on the life insurance policies in 2013, 2012 and 2011, respectively, and is reported in non-interest income. The increase in BOLI income in 2013 relates to a $228 thousand benefit realized on the death of an insured employee in 2013. We regularly monitor the credit ratings of our insurance carriers to ensure that they are in compliance with our policy.

Page-90

Note 7:  Deposits

Total time deposits were $161.9 million and $156.8 million at December 31, 2013 and 2012, respectively. Of these amounts, $111.7 million and $114.7 million represented time deposits of $100,000 or more at December 31, 2013 and 2012, respectively. Interest on time deposits was $0.9 million, $1.2 million and $1.6 million in 2013, 2012 and 2011, respectively. Scheduled maturities of these deposits at December 31, 2013 are presented as follows:

(in thousands)	2014	2015	2016	2017	2018	Thereafter	Total
Scheduled maturities of time deposits	$100,350	$16,474	$22,457	$13,304	$9,283	$—	$161,868

We offer the CDARS® deposit product, short for Certificate of Deposit Account Registry Service. Through CDARS®, we may accept deposits in excess of the Federal Deposit Insurance Corporation (“FDIC”) insured maximum from a depositor and place the deposits through a network to other member banks in increments of less than the FDIC insured maximum to provide the depositor full FDIC insurance coverage. The Bank acts as the point of contact for the client and provides a monthly summary of where the deposits are placed.

As of December 31, 2013, $45.7 million in securities held-to-maturity and $15.6 million securities available-for-sale were pledged as collateral for our local agency deposits.

The aggregate amount of deposit overdrafts that have been reclassified as loan balances was $207 thousand and $276 thousand at December 31, 2013 and 2012, respectively. Collectability of these overdrafts is subject to the same credit review process as other loans.

The Bank accepts deposits from shareholders, directors and employees in the normal course of business, and the terms are comparable to those with non-affiliated parties. The total deposits from directors and their businesses, and executive officers were $8.1 million at December 31, 2013 and $7.3 million at December 31, 2012.

Note 8: Borrowings

Federal Funds Purchased – We had unsecured lines of credit totaling $87.0 million with correspondent banks for overnight borrowings at both December 31, 2013 and 2012, respectively.  In general, interest rates on these lines approximate the Federal funds target rate. At December 31, 2013 and December 31, 2012, we had no overnight borrowings outstanding under these credit facilities.

Federal Home Loan Bank Borrowings – As of December 31, 2013 and December 31, 2012, we had lines of credit with the FHLB totaling $416.3 million and $321.3 million, respectively, based on eligible collateral of certain loans.  At December 31, 2013 and December 31, 2012, we had no FHLB overnight borrowings.

On February 5, 2008, we entered into a ten-year borrowing agreement under the same FHLB line of credit for $15.0 million at a fixed rate of 2.07%, which remained outstanding at December 31, 2013. Interest-only payments are required every three months until the entire principal is due on February 5, 2018. The FHLB has the unconditional right to accelerate the due date on May 5, 2014 and every three months thereafter (the “put dates”). If the FHLB exercises its right to accelerate the due date, the FHLB will offer replacement funding at the current market rate, subject to certain conditions. We must comply with the put date, but are not required to accept replacement funding.

At December 31, 2013, $401.3 million was remaining as available for borrowing from the FHLB. The FHLB overnight borrowing and the FHLB line of credit are secured by a certain loan portfolio under a blanket lien.

Federal Reserve Line of Credit – We have a line of credit with the FRB secured by a certain residential loan portfolio.  At December 31, 2013 and December 31, 2012, we had borrowing capacity under this line totaling $24.4 million and $30.1 million, respectively, and had no outstanding borrowings with the FRB.

Subordinated Debt – On September 17, 2004, we issued a 15-year, $5.0 million subordinated debenture. Interest-only payments were to be paid quarterly until maturity on September 17, 2019.  The interest rate on the debenture changed quarterly at the 3-month LIBOR plus 2.48%. The debenture was subordinated to the claims of depositors and our other creditors. We had the right to repay the debenture, in whole or in part, on any interest payment date. We

Page-91

paid off the subordinated debenture entirely on September 17, 2012 without prepayment penalty and accelerated the unamortized debt issuance cost of $42 thousand in the third quarter of 2012.

As part of the Acquisition, we assumed two subordinated debentures due to the NorCal Community Bancorp grantor trusts at fair values totaling $4.95 million at acquisition date and contractual values totaling $8.2 million. The difference between the contractual balance and the fair value at acquisition date is accreted into interest expense over the lives of the debentures. The Trusts have the option to defer payment of the distributions for a period of up to five years, as long as there is no default on the subordinated debentures. In the event of interest deferral, dividends to common stock holders are limited. The trust preferred securities were sold and issued in private transactions pursuant to an exemption from registration under the Securities Act of 1933, as amended. Bancorp has guaranteed, on a subordinated basis, distributions and other payments due on trust preferred securities totaling $8.0 million issued by the grantor trusts which have identical maturity, repricing and payment terms as the subordinated debentures.

The following is a summary of the contractual terms of the subordinated debentures due to NorCal Community Bancorp grantor trusts as of December 31, 2013:

Subordinated debentures due to NorCal Community Bancorp Trust I on October 7, 2033 with interest payable quarterly, based on 3-month LIBOR plus 3.05%, repricing quarterly (3.29% as of December 31, 2013), redeemable, in whole or in part, on any interest payment date.	$4,124
Subordinated debentures due to NorCal Community Bancorp Trust II on March 15, 2036 with interest payable quarterly, based on 3-month LIBOR plus 1.40%, repricing quarterly (1.64% as of December 31, 2013), redeemable, in whole or in part, on any interest payment date.	$4,124

Total	$8,248

Borrowings at December 31, 2013 and 2012 are summarized as follows:

	2013				2012
(in thousands)	Carrying Value	Average Balance	Average Rate		Carrying Value	Average Balance	Average Rate
FHLB borrowings	$15,000	$19,054	1.67%		$15,000	$16,205	2.09%
Subordinated debentures	$4,969	$407	8.48%	1,000	$—	$3,552	4.21%	[2]

1Amount includes the impact of $19 thousand of accretion on the fair value discount.

2 Amount includes the impact of the $42 thousand accelerated unamortized debt issuance cost in 2012 discussed above.

Page-92

Note 9:  Stockholders' Equity and Stock Plans

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

Under the American Recovery and Reinvestment Act of 2009, which allows participants in the TCPP to withdraw from the program, we repurchased all 28,000 shares of outstanding preferred stock from the U.S. Treasury at $28 million plus accrued but unpaid dividends of $179 thousand on March 31, 2009. At the time of repurchase, we also accelerated the remaining accretion of the preferred stock totaling $945 thousand through retained earnings, reducing our net income available to common stockholders. The warrant was subsequently auctioned to two institutional investors in November 2011 and remains outstanding. It is adjusted for cash dividend increases to represent a right to purchase 156,134 shares of common stock at $26.90 per share as of December 31, 2013 in accordance with Section 13(c) of the Form of Warrant to Purchase Common Stock.

Share-Based Awards

On May 11, 2010, our shareholders approved the 2010 Director Stock Plan to pay director fees in shares of Bancorp common stock up to 150,000 shares. In 2013 and 2012, our directors were awarded a total of 5,619 and 5,270 common shares, respectively from the 2010 Director Stock Plan in addition to their cash compensation. As of December 31, 2013, 130,071 shares were available for future grants under this plan.

On May 8, 2007, the 2007 Equity Plan was approved by the Bank shareholders. The 2007 Equity Plan was subsequently adopted by Bancorp as part of the holding company formation. All new share-based awards from the approval date forward are granted through the 2007 Equity Plan.

The 2007 Equity Plan provides financial incentives for selected employees, advisors and non-employee directors. Terms of the plan provide for the issuance of up to 500,000 shares of common stock for these employees, advisors and non-employee directors. As of December 31, 2013, there were 278,572 shares available for future grants under the 2007 Equity Plan. The Compensation Committee of the Board of Directors has the discretion to determine which employees, advisors and non-employee directors will receive an award, the timing of awards, the vesting schedule for each award, the type of award to be granted limited to 250,000 restricted or unrestricted shares, the number of shares of Bancorp stock to be subject to each option and restricted stock award, and any other terms and conditions. In 2013 and 2012, there were no common shares awarded to directors from the 2007 Equity Plan.

Effective July 1, 2007, we adopted an Employee Stock Purchase Plan whereby our employees may purchase Bancorp common shares through payroll deductions of between one percent and fifteen percent of pay in each pay period. Shares are purchased quarterly at a five percent discount from the closing market price on the last day of the quarter. The plan calls for 200,000 common shares to be set aside for employee purchases, and there were 194,446 shares available for future grants under the plan as of December 31, 2013.

We also had the 1999 Stock Option Plan for certain full-time employees and directors who have substantial responsibility for the successful operation of the Bank. Stock options granted pursuant to the 1999 Stock Option Plan were subsequently adopted by Bancorp as part of the holding company formation. Stock options under that plan now relate to shares of common stock of Bancorp. Upon approval of the 2007 Equity Plan, no new awards were granted under the 1999 Stock Option Plan.

Options are issued at an exercise price equal to the fair value of the stock at the date of grant. Options to officers and employees granted prior to January 1, 2006 vested 20% immediately and 20% on each anniversary of the grant date for four years. Options granted subsequent to January 1, 2006 and restricted stock awards vested 20% on each

Page-93

anniversary of the grant date for five years. All officer and employee options expire ten years from the grant date. Options granted to non-employee directors vest 20% immediately and 20% on each anniversary of the grant date for four years. Director options expire seven years from the grant date.

A summary of activity for stock options for the years ended December 31, 2013, 2012 and 2011 is presented below. The intrinsic value is calculated as the number of in-the-money options times the difference between the market price of our stock as of each year end presented and the exercise prices of the in-the-money options.

					Average
		Weighted	Aggregate	Weighted	Remaining
		Average	Intrinsic Value	Average	Contractual
	Number of	Exercise	as of year-end	Grant-Date	Term
	Shares	Price	(in thousands)	Fair Value	(in years)

Options outstanding at December 31, 2010	317,804	$29.27	$1,828	$8.39	5.18
Granted	17,585	37.76	3	11.19	—
Cancelled, expired or forfeited	(670)	29.28	6	7.07	—
Exercised	(34,913)	21.22	534	7.51	—
Options outstanding at December 31, 2011	299,806	30.71	2,068	8.66	4.70

Exercisable (vested) at December 31, 2011	226,989	30.64	1,579	8.81	3.82

Options outstanding at December 31, 2011	299,806	30.71	2,068	8.66	4.70
Granted	23,930	38.18	—	9.82	—
Cancelled, expired or forfeited	(640)	31.51	4	8.00	—
Exercised	(37,563)	27.70	400	8.19	—
Options outstanding at December 31, 2012	285,533	31.73	1,661	8.82	4.43

Exercisable (vested) at December 31, 2012	217,232	31.15	1,372	8.77	3.39

Options outstanding at December 31, 2012	285,533	31.73	1,661	8.82	4.43
Granted	30,000	39.99	102	10.59	—
Cancelled, expired or forfeited	(23,840)	35.12	151	9.31	—
Exercised	(71,237)	31.13	664	8.30	—
Options outstanding at December 31, 2013	220,456	32.74	2,349	9.21	4.05

Exercisable (vested) at December 31, 2013	163,301	31.09	2,008	8.92	2.56

The following table summarizes non-vested share-based awards at December 31, 2013, and changes during the year ended December 31, 2013.

	Options		Restricted Stock Awards
		Weighted		Weighted
		Average		Average
	Number of	Grant-Date	Number of	Grant-Date
	Shares	Fair Value	Shares	Fair Value
Non-vested awards at December 31, 2012	73,876	$8.98	21,610	$34.05
Granted	30,000	10.59	11,850	39.96
Vested	(22,881)	8.17	(6,941)	31.42
Forfeited	(23,840)	9.31	(3,998)	36.19
Non-vested awards at December 31, 2013	57,155	10.05	22,521	37.59

Page-94

As of December 31, 2013, there was $1.1 million of total unrecognized compensation expense related to non-vested stock options and restricted stock awards. This cost is expected to be recognized over a weighted-average period of approximately four years. The total grant-date fair value of option shares vested during the years ended December 31, 2013, 2012 and 2011 was $187 thousand, $212 thousand and $270 thousand, respectively. The total grant-date fair value of restricted stock awards vested during 2013, 2012 and 2011 was $218 thousand, $152 thousand and $115 thousand, respectively.

A summary of the options outstanding and exercisable by price range as of December 31, 2013 is presented in the following table:

	Stock Options Outstanding as of December 31, 2013			Stock Options Exercisable as of December 31, 2013

		Remaining	Weighted		Weighted
	Stock Options	Contractual Life	Average	Stock Options	Average
Range of Exercise Prices	Outstanding	(in years)	Exercise Price	Exercisable	Exercise Price
$20.01 - $25.00	15,328	5.3	$22.25	10,798	$22.25
$25.01 - $30.00	47,711	1.6	27.11	47,711	27.11
$30.01 - $35.00	81,724	2.4	33.04	77,474	33.04
$35.01 - $40.00	59,193	6.5	37.39	27,318	36.02
$40.01 - $45.00	16,500	9.5	40.52	—	—
	220,456	4.1	32.74	163,301	31.09

The fair value of stock options on the grant date is recorded as a stock-based compensation expense in the consolidated statements of comprehensive income over the requisite service period with a corresponding increase in common stock. Stock-based compensation also includes compensation expense related to the issuance of unvested restricted common shares pursuant to the 2007 Equity Plan. The grant-date fair value of the restricted common shares, which equals its intrinsic value on that date, is being recorded as compensation expense over the requisite service period with a corresponding increase in common stock as the shares vest. In addition, we record excess tax benefits on the exercise of non-qualified stock options, the disqualifying disposition of incentive stock options and vesting of restricted stock as an addition to common stock with a corresponding decrease in current taxes payable. The total related income tax benefit recognized in the consolidated statements of comprehensive income during 2013, 2012 and 2011 was $94 thousand, $35 thousand and $37 thousand, respectively.

We determine the fair value of stock options at the grant date using the Black-Scholes pricing model that takes into account the stock price at the grant date, the exercise price, the expected life of the option, the volatility of the underlying stock, the expected dividend yield and the risk-free interest rate over the expected life of the option.
The weighted-average assumptions used in the pricing model are noted in the table below. The expected term of options granted is derived from historical data on employee exercise and post-vesting employment termination behavior. The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. Expected volatility is based on the historical volatility of the common stock.

	Years ended December 31,
	2013	2012	2011
Risk-free interest rate	1.60%	1.60%	2.77%
Expected dividend yield on common stock	1.80%	1.78%	1.69%
Expected life in years	6.8	7.0	7.5
Expected price volatility	30.01%	28.70%	28.92%

The fair value of the option is expensed on a straight-line basis over the vesting period. Forfeitures are estimated based on historical forfeiture experience and expense is recognized only for those shares expected to vest. The estimated forfeiture rate over the entire vesting period was 7.5% in 2013, 2012 and 2011 for stock options and was 10.0% in both 2013 and 2012 and 7.5% in 2011 for restricted stock awards.

Page-95

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

Dividends

Presented below is a summary of cash dividends paid to common shareholders, recorded as a reduction of retained earnings.

	Years ended December 31,
(in thousands except per share data)	2013	2012	2011
Cash dividends to common stockholders	$3,970	$3,751	$3,457
Cash dividends per common share	0.73	0.70	0.65

The holders of the unvested restricted common stock awards are entitled to dividends on the same per-share ratio as the holders of common stock. Dividends paid on the portion of share-based awards not expected to vest are also included in stock-based compensation expense. Tax benefits on dividends paid on the portion of share-based awards expected to vest are recorded as an increase to common stock with a corresponding decrease in current taxes payable.

Under the California Corporations Code effective January 1, 2012, payment of dividends by Bancorp is restricted to the amount of retained earnings immediately prior to the distribution or the amount of assets that exceeds the total liabilities immediately after the distribution. As of December 31, 2013, Bancorp's retained earnings and the amount of assets that exceeds the total liabilities were $101.5 million and $180.9 million, respectively.

Under the California Financial Code, payment of dividends by the Bank to Bancorp is restricted to the lesser of retained earnings or the amount of undistributed net profits of the Bank from the three most recent fiscal years. Under this restriction, approximately $18.8 million of the Bank's retained earnings balance was available for payment of dividends to Bancorp as of December 31, 2013. Bancorp holds $8.7 million in cash at December 31, 2013. This cash, combined with the $18.8 million dividends available to be distributed (discussed above), is expected to be adequate to cover Bancorp's estimated operational needs and cash dividends to shareholders for 2014.

Shareholder Rights Plan

On July 2, 2007, Bancorp executed a shareholder rights agreement (“Rights Agreement”) designed to discourage takeovers that involve abusive tactics or do not provide fair value to shareholders. As of December 31, 2013, Bancorp was also authorized to issue five million shares of preferred stock with no par value under the Rights Agreement. In the event of a proposed merger, tender offer or other attempt to gain control of Bancorp that the Board of Directors does not approve, it might be possible for the Board of Directors to authorize the issuance of shares of common or preferred stock that would impede the completion of such a transaction. An effect of the possible issuance of common or preferred stock, therefore, may be to deter a future takeover attempt. The Board of Directors has no present plans or understandings for the issuance of any common or preferred stock.

Refer to Exhibit 4.1 Registration Statement on Form 8-A12B filed with the Securities and Exchange Commission on July 2, 2007.

Page-96

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

Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally coincides with the our monthly and/or quarterly valuation process.

Page-97

The following table summarizes our assets and liabilities that were required to be recorded at fair value on a recurring basis.

(in thousands) Description of Financial Instruments	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At December 31, 2013:
Securities available-for-sale:
Mortgage-backed securities and collateralized mortgage obligations issued by U.S. government-sponsored agencies	$190,604	$—	$190,604	$—
Debentures of government-sponsored agencies	$21,312	$—	$21,312	$—
Privately-issued collateralized mortgage obligations	$10,874	$—	$10,874	$—
Obligations of state and political subdivisions	$15,948	$—	$15,771	$—
Corporate bonds	$5,426	$—	$5,437	$—
Derivative financial assets (interest rate contracts)	$961	$—	$961	$—
Derivative financial liabilities (interest rate contracts)	$2,519	$—	$2,519	$—
At December 31, 2012:
Securities available-for-sale:
Mortgage-backed securities and collateralized mortgage obligations issued by U.S. government-sponsored agencies	$111,797	$—	$111,797	$—
Debentures of government-sponsored agencies	$20,589	$—	$20,589	$—
Privately-issued collateralized mortgage obligations	$21,576	$—	$21,576	$—
Derivative financial assets (interest rate contracts)	$1	$—	$1	$—
Derivative financial liabilities (interest rate contracts)	$5,240	$—	$5,240	$—

Securities available-for-sale are recorded at fair value on a recurring basis. When available, quoted market prices (Level 1) are used to determine the fair value of securities available-for-sale. If quoted market prices are not available, we obtain pricing information from a reputable third-party service provider, who may utilize valuation techniques that use current market-based or independently sourced parameters, such as bid/ask prices, dealer-quoted prices, interest rates, benchmark yield curves, prepayment speeds, probability of default, loss severity and credit spreads (Level 2).   Level 2 securities include U.S. agencies’ or government sponsored agencies' debt securities, mortgage-backed securities, government agency-issued and privately-issued collateralized mortgage obligations. As of December 31, 2013 and 2012, there are no securities that are considered Level 1 or Level 3 securities.

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

Page-98

position is further discounted to reflect our potential credit risk to counterparties.  We have used the spread between the Standard & Poors BBB rated U.S. Bank Composite rate and LIBOR with maturity term corresponding to the duration of the swaps to calculate this credit-risk-related discount of future cash flows.

Certain financial assets may be measured at fair value on a non-recurring basis. These assets are subject to fair value adjustments that result from the application of the lower of cost or fair value accounting or write-downs of individual assets, such as other real estate owned ("OREO") and impaired loans.

When a loan is identified as impaired, it is reported at the lower of cost or fair value, measured based on the loan's observable market price (Level 1) or the current net realizable value of the underlying collateral securing the loan, if the loan is collateral dependent (Level 3).  Net realizable value of the underlying collateral is the fair value of the collateral less estimated selling costs and any prior liens. Appraisals, recent comparable sales, offers and listing prices are factored in when valuing the collateral. We review and verify the qualifications and licenses of  the certified general appraisers used for appraising commercial properties or certified residential appraisers for residential properties. Real estate appraisals may utilize a combination of approaches including replacement cost, sales comparison and the income approach. Comparable sales and income data are analyzed by the appraisers and adjusted to reflect differences between them and the subject property such as type, leasing status and physical condition. When the appraisals are received, Management reviews the assumptions and methodology utilized in the appraisal, as well as the overall resulting value in conjunction with independent data sources such as recent market data and industry-wide statistics. We generally use a 6% discount for selling costs which is applied to all properties, regardless of size. Appraised values may be adjusted to reflect changes in market conditions that have occurred subsequent to the appraisal date, or for revised estimates regarding the timing or cost of the property sale. These adjustments are based on qualitative judgments made by management on a case-by-case basis. There have been no significant changes in the valuation techniques during the period ended December 31, 2013. OREO represents collateral acquired through foreclosure and is initially recorded at fair value as established by a current appraisal, adjusted for disposition costs. Subsequently, OREO is measured at lower of cost or fair value. OREO values are reviewed on an ongoing basis and any subsequent decline in fair value is recorded as a foreclosed asset expense in the current period. The value of OREO is determined based on independent appraisals, similar to the process used for impaired loans, discussed above, and is generally classified as Level 3. At December 31, 2013, we had $461 thousand of OREO acquired from Bank of Alameda as part of the Acquisition. There was no change in the estimated fair value of the OREO from the date of the Acquisition through December 31, 2013.

Securities held-to-maturity may be written down to fair value (determined using the same techniques discussed above for securities available-for-sale) as a result of an other-than-temporary impairment, if any.

Page-99

The following table presents the carrying value of financial instruments that were measured at fair value on a non-recurring basis and that were still held in the consolidated statements of condition at each respective period end, by level within the fair value hierarchy as of December 31, 2013 and 2012.

(in thousands) Description of Financial Instruments	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3) [1]
At December 31, 2013:
Impaired loans carried at fair value:
Construction	$3,037	$—	$—	$3,037
Installment and other consumer	35	—	—	35
Total	$3,072	$—	$—	$3,072

At December 31, 2012:
Impaired loans carried at fair value:
Commercial and industrial	$51	$—	$—	$51
Commercial real estate, investor	2,941	—	—	2,941
Construction	1,722	—	—	1,722
Home equity	107	—	—	107
Other residential	594	—	—	594
Installment and other consumer	159	—	—	159
Total	$5,574	$—	$—	$5,574

1 Represents collateral-dependent loan principal balances that had been generally written down to the values of the underlying collateral, net of specific valuation allowance of $363 thousand and $729 thousand at December 31, 2013 and 2012, respectively. The carrying value of loans fully charged-off, which includes unsecured lines of credit, overdrafts and all other loans, is zero.

Page-100

 Disclosures about Fair Value of Financial Instruments

The table below is a summary of fair value estimates for financial instruments as of December 31, 2013 and 2012, excluding financial instruments recorded at fair value on a recurring basis (summarized in the first table in this note). The carrying amounts in the following table are recorded in the consolidated statements of condition under the indicated captions. We have excluded non-financial assets and non-financial liabilities defined by the Codification (ASC 820-10-15-1A), such as Bank premises and equipment, deferred taxes and other liabilities.  In addition, we have not disclosed the fair value of financial instruments specifically excluded from disclosure requirements of the Financial Instruments Topic of the Codification (ASC 825-10-50-8), such as Bank-owned life insurance policies.

	December 31, 2013			December 31, 2012
(in thousands)	Carrying Amounts	Fair Value	Fair Value Hierarchy	Carrying Amounts	Fair Value	Fair Value Hierarchy
Financial assets
Cash and cash equivalents	$103,773	$103,773	Level 1	$28,349	$28,349	Level 1
Investment securities held-to-maturity	122,495	123,858	Level 2	139,452	142,231	Level 2
Loans, net	1,255,098	1,245,475	Level 3	1,060,291	1,111,355	Level 3
Interest receivable	5,767	5,767	Level 2	5,073	5,073	Level 2
Financial liabilities
Deposits	1,587,102	1,588,278	Level 2	1,253,289	1,254,713	Level 2
Federal Home Loan Bank borrowing	15,000	15,665	Level 2	15,000	15,989	Level 2
Subordinated debentures	4,969	4,950	Level 3	—	—	—
Interest payable	253	253	Level 2	225	225	Level 2

Following is a description of methods and assumptions used to estimate the fair value of each class of financial instrument not recorded at fair value but required for disclosure purposes:

Cash and Cash Equivalents - The carrying amounts of cash and cash equivalents approximate their fair value because of the short-term nature of these instruments.

Held-to-maturity Securities - Held-to-maturity securities, which generally consist of obligations of state and political subdivisions and corporate bonds, are recorded at their amortized cost. Their fair value for disclosure purposes is determined using methodologies similar to those described above for available-for-sale securities using Level 2 inputs. If Level 2 inputs are not available, we may utilize pricing models that incorporate unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities (Level 3).  As of December 31, 2013 and 2012, we did not hold any securities whose fair value was measured using significant unobservable inputs.

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

Deposits - The fair value of deposits without stated maturity, such as transaction accounts, savings accounts and money market accounts is the amount payable on demand at the reporting date. The fair value of time deposits is estimated by discounting the future cash flows using current rates offered for deposits of similar remaining maturities.

Page-101

Federal Home Loan Bank Borrowing - The fair value is estimated by discounting the future cash flows using current rates offered by the Federal Home Loan Bank of San Francisco ("FHLB") for similar credit advances corresponding to the remaining duration of our fixed-rate borrowing.

Subordinated Debentures - As part of the Acquisition, we assumed two subordinated debentures from NorCal. See Note 8 for further information. The fair values of the subordinated debentures were estimated by discounting the future cash flows (interest payment at a rate of three-month LIBOR plus 3.05% and 1.40%, respectively) to their present values using current market rates at which similar bonds would be issued with similar credit ratings as ours and similar remaining maturities. Each payment was discounted at a spot rate of the corresponding term, determined based on the yields and terms of comparable trust preferred securities, plus an illiquidity premium of 3.00%. In July 2010, the Dodd-Frank Act was signed into law and limits the ability of certain bank holding companies to treat trust preferred security debt issuances as Tier 1 capital. This law effectively closed the trust-preferred securities markets for new issuance and led to the absence of observable or comparable transactions in the market place. Due to the unobservable inputs of trust preferred securities, we consider the fair value to be a Level 3 measurement.

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

Note 11: Benefit Plans

In 2003, we established a Deferred Compensation Plan that allows certain key management personnel designated by the Board of Directors of the Bank to defer up to 80% of their salary and 100% of their annual bonus. The Plan was amended in 2007 in order to comply with the most recent Internal Revenue Code Section 409A changes. Under the amended plan, amounts deferred earn interest that is equal to the prime rate as published in the Wall Street Journal, on the first business day of the year, which remained unchanged at 3.25% for the past five years. Our deferred compensation obligation totaled $2.8 million and $2.7 million at December 31, 2013 and 2012, respectively, is included in interest payable and other liabilities.

Our 401(k) Defined Contribution Plan (the “401(k) Plan”) commenced in May 1990 and is available to all regular employees at least eighteen years of age who complete ninety days of service, and enter the plan during one of the four open enrollment dates (January 1, April 1, July 1, and October 1) of each year. Under this plan employees can defer between 1% and 50% of their eligible compensation, up to the maximum amount allowed by the Internal Revenue Code. The Bank matched 50% of each participant's contribution in prior years and increased the matching to 60% in 2013, up to total matching of $4 thousand annually. Employer contributions totaled $473 thousand, $432 thousand and $366 thousand for the years ended December 31, 2013, 2012 and 2011, respectively.

In 1999, the 401(k) Plan was amended to include an employee stock ownership component and was renamed the Bank of Marin Employee Stock Ownership and Savings Plan (the “Plan”). Under the terms of the Plan, as amended, the Board of Directors determines a specific portion of the Bank's profits to be contributed to the ESOP each year either in common stock or in cash for the purchase of Bancorp stock to be allocated to all eligible employees based on a set percentage of their salaries, regardless of whether an employee is participating in the 401(k) plan or not. The Bank contributed cash in the amount of $886 thousand for the year ended December 31, 2013 and $1.1 million in both 2012 and 2011 to the ESOP, which purchased Bancorp stock from the open market or private parties who are diversifying their portfolio or taking distributions. Contributions to the Plan for both the 401(k) employer matching contribution and for the ESOP are included in salaries and benefits expenses and vested at a rate of 20% per year over a five-year period. As of December 31, 2013, cash dividends on Bancorp's stock held by the Plan are used to purchase additional shares in the open market. All shares of the Bancorp's stock held by the Plan are included in the calculations of basic and diluted earnings per share.

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

Page-102

On January 1, 2011, we established a Salary Continuation Plan to a select group of Executive management, who will receive twenty-five percent of their salary continuation benefit payments upon retirement.  Each participant will need to participate in this plan for five years before vesting begins. After five years, the participant will vest ratably in the benefit over the remaining period until age 65. This Plan is unfunded and nonqualified for tax purposes and for purposes of Title I of the Employee Retirement Income Security Act of 1974. Our liability under the Salary Continuation Plan was $493 thousand and $326 thousand recorded in interest payable and other liabilities at December 31, 2013 and 2012, respectively.

Note 12: Income Taxes

The current and deferred components of the income tax provision for each of the three years ended December 31 are as follows:

(in thousands)	2013	2012	2011
Current tax provision
Federal	$6,717	$7,994	$7,045
State	2,574	2,875	2,635
Total current	9,291	10,869	9,680
Deferred tax (benefit) provision
Federal	(873)	(4)	(205)
State	(479)	26	(284)
Total deferred	(1,352)	22	(489)
Total income tax provision	$7,939	$10,891	$9,191

Income taxes related to changes in the unrealized gains and losses on available-for-sale securities are recorded directly to other comprehensive income in stockholders' equity and are not included above. These deferred income tax (benefits) expenses amounted to $(2.0) million, $330 thousand, and $37 thousand in 2013, 2012 and 2011, respectively.

Page-103

The following table shows the tax effect of our cumulative temporary differences as of December 31:

(in thousands)	2013	2012
Deferred tax assets:
Net operating loss carryforwards from the NorCal acquisition	$5,096	$—
Allowance for loan losses and off-balance sheet credit commitments	4,671	5,955
Fair value adjustment on loans acquired from the NorCal acquisition	3,182	—
Deferred compensation plan and salary continuation plan	1,376	1,271
Accrued but unpaid expenses	1,177	957
Net unrealized loss on securities available-for-sale	830	—
State franchise tax	737	1,000
Deferred rent and other lease incentives	591	571
Accretion on loans and investment securities	520	—
Other real estate owned	448	—
Stock-based compensation	225	259
Core deposit intangible asset	—	266
Other	264	—
Total gross deferred tax assets	19,117	10,279

Deferred tax liabilities:
Deferred loan origination costs and fees	(2,024)	(1,052)
Core deposit intangible asset	(1,647)	—
Unaccreted discount on subordinated debentures from acquisition	(1,379)	—
Depreciation and disposals on premises and equipment	(159)	(637)
Net unrealized gain on securities available-for-sale	—	(1,488)
Accretion on loans and investment securities	—	(449)
Total gross deferred tax liabilities	(5,209)	(3,626)

Net deferred tax assets	$13,908	$6,653

As of December 31, 2013, we had federal and California net operating loss carryforwards ("NOLs") from the NorCal acquisition of approximately $9.9 million and $23.7 million, respectively. If not fully utilized, the federal NOLs will begin to expire in 2030, and the California NOLs will begin to expire in 2028. The NorCal acquisition resulted in limitations on the annual utilization of these NOLs under section 382 of the Internal Revenue Code. Although we expect to fully utilize all of the federal NOLs prior to their expiration, $788 thousand of California NOLs are expected to expire in 2031 and be unutilized. As a result, we wrote down $56 thousand of deferred tax asset associated with these California NOLs as part of purchase accounting adjustment in 2013. Based upon the level of historical taxable income and projections for future taxable income over the periods during which the deferred tax assets are expected to be deductible, Management believes it is more likely than not we will realize the benefit of the remaining deferred tax assets. Accordingly, no other valuation allowance has been established as of December 31, 2013 or 2012.

The effective tax rate for 2013, 2012 and 2011 differs from the current Federal statutory income tax rate as follows:

Page-104

	2013	2012	2011
Federal statutory income tax rate	35.0%	35.0%	35.0%
Increase (decrease) due to:
California franchise tax, net of federal tax benefit	6.5%	6.5%	6.2%
Tax exempt interest on municipal securities and loans	(4.0)%	(2.9)%	(2.8)%
Tax exempt earnings on bank owned life insurance	(1.5)%	(0.9)%	(1.1)%
Low income housing tax credits	(0.3)%	—%	—%
Other	—%	0.2%	(0.2)%
Effective Tax Rate	35.7%	37.9%	37.1%

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

The State of California is currently examining 2011 and 2012 corporate income tax returns. At the time of issuance of this report, no adjustments have been proposed by the California Franchise Tax Board in connection with the examination. Although timing of the resolution or closure of the examination is uncertain, we do not anticipate a need to provide for a reserve for uncertain tax positions in the next 12 months. At December 31, 2013 and 2012, neither the Bank nor Bancorp had an accrual for interest and penalties related to unrecognized tax benefits.

Note 13:  Commitments and Contingencies

We rent certain premises and equipment under long-term, non-cancelable operating leases expiring at various dates through the year 2024. Most of the leases contain certain renewal options and escalation clauses. At December 31, 2013, the approximate minimum future commitments payable under non-cancelable contracts for leased premises are as follows:

(in thousands)	2014	2015	2016	2017	2018	Thereafter	Total
Operating leases	$3,524	$3,575	$3,654	$3,681	$3,708	$10,078	$28,220

Rent expense included in occupancy expense totaled $3.3 million in 2013 and 2012, and $3.1 million in 2011.

We may be party to legal actions which arise from time to time as part of the normal course of our business.  We believe, after consultation with legal counsel, that we have meritorious defenses in these actions, and that litigation contingent liability, if any, will not have a material adverse effect on our financial position, results of operations, or cash flows.

We are responsible for our proportionate share of certain litigation indemnifications provided to Visa U.S.A. ("Visa") by its member banks in connection with lawsuits related to anti-trust charges and interchange fees. On December 13, 2013, the district court issued a memorandum and order approving Visa's definitive class settlement agreement in the interchange multidistrict litigation ("Settlement Agreement") with the class plaintiffs. On January 14, 2014, the court entered the final judgment order approving the settlement. A number of objectors to the settlement have appealed from that order. Until the appeals are finally adjudicated, no assurance can be provided that Visa will be able to resolve the class plaintiffs ' claims as contemplated by the Settlement Agreement. On January 27, 2014, Visa's portion of the takedown payments related to the opt-out merchants, which was calculated to be approximately $1.1 billion, was deposited into the litigation escrow account, and is expected to reduce our conversion rate of Visa Class B common stock that we hold. The full impact to member banks is still uncertain. However, we are not aware of significant future cash settlement payments required by us on the litigation.

Page-105

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
Our cash in correspondent bank accounts, at times, may exceed FDIC insured limits. We place cash and cash equivalents with high quality financial institutions, periodically monitor their credit worthiness and limit the amount of credit exposure with any one institution. Concentrations of credit risk with respect to investment securities are limited to the U.S. Government, its agencies and Government Sponsored Enterprises. Our exposure, which primarily results from positions in securities available-for-sale issued and sponsored by the U.S. Government, and its agencies, was $211.9 million, or 58% of our total investment portfolio at December 31, 2013 and $132.3 million, or 45% at December 31, 2012. The second largest concentration was obligations of state and political subdivisions in California which consist of $52.6 million, or 14% of our total investment portfolio at December 31, 2013 and $51.0 million, or 17% at December 31, 2012.
We also manage our credit exposure related to our loan portfolio to avoid the risk of undue concentration of credits in a particular industry by reducing significant exposure to highly leveraged transactions or to any individual customer or counterparty, and by obtaining collateral as appropriate. No individual borrower accounts for more than 5% of loans held in the portfolio. The largest loan concentration group by industry of the borrowers is real estate, which accounts for 80% and 78% of our loan portfolio at December 31, 2013 and 2012, respectively.

Note 15: Derivative Financial Instruments and Hedging Activities

We have entered into interest rate swap agreements, primarily as an asset/liability management strategy, in order to mitigate the changes in the fair value of specified long-term fixed-rate loans (or firm commitments to enter into long-term fixed-rate loans) caused by changes in interest rates. These hedges allow us to offer long-term fixed rate loans to customers without assuming the interest rate risk of a long-term asset. Converting our fixed-rate interest payments to floating-rate interest payments, generally benchmarked to the one-month U.S. dollar LIBOR index, protects us against changes in the fair value of our loans associated with fluctuating interest rates.

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

Page-106

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

Our credit exposure, if any, on interest rate swaps is limited to the favorable value (net of any collateral pledged to us) and interest payments of all swaps by each counterparty. Conversely, when an interest rate swap is in a liability position exceeding a certain threshold, we may be required to post collateral to the counterparty in an amount determined by the agreements (generally when our derivative liability position is greater than $100 thousand or $1.3 million, depending upon the counterparty). Collateral levels are monitored and adjusted on a regular basis for changes in interest rate swap values. As of December 31, 2013, five of our nine derivative instruments were in a liability position totaling $2.5 million and had collateral requirements, for which we had posted cash collateral of $2.8 million.

As of December 31, 2013, we had nine interest rate swap agreements, which are scheduled to mature in September 2018, June 2020, August 2020, June 2022, June 2031, October 2031, July 2032, August 2037 and October 2037. All of our derivatives are accounted for as fair value hedges. Our interest rate swaps are settled monthly with counterparties. Accrued interest on the swaps totaled $70 thousand and $75 thousand as of December 31, 2013 and December 31, 2012, respectively. Information on our derivatives follows:

	Asset derivatives		Liability derivatives
(in thousands;)	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012
Fair value hedges:
Interest rate contracts notional amount	$17,956	$4,932	$21,577	$38,156
Interest rate contracts fair value [1]	961	1	2,519	5,240

	Year ended December 31,
(in thousands;)	2013	2012	2011
Increase (decrease) in value of designated interest rate swaps recognized in interest income	$3,680	$(188)	$(2,582)
Payment on interest rate swaps recorded in interest income	(1,422)	(1,342)	(1,076)
(Decrease) increase in value of hedged loans recognized in interest income	(3,971)	311	2,436
(Decrease) increase in value of yield maintenance agreement recognized against interest income	(71)	168	(14)
Net loss on derivatives recognized against interest income [2]	$(1,784)	$(1,051)	$(1,236)

1 See Note 4 for valuation methodology.
2 Ineffectiveness of $362 thousand, $291 thousand and $(160) thousand was recorded in interest income during the years December 31, 2013, 2012 and 2011, respectively. Changes in value of swaps were included in the assessment of hedge effectiveness.

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

Page-107

Information on financial instruments that are eligible for offset in the consolidated statements of condition follows:

Offsetting of Financial Assets and Derivative Assets

(in thousands;)				Gross Amounts Not Offset in the Statements of Condition
		Gross Amounts	Net Amounts
	Gross Amounts	Offset in the	of Assets Presented
	of Recognized	Statements of	in the Statements	Financial	Cash Collateral
	Assets[1]	Condition	of Condition[1]	Instruments	Received	Net Amount
As of December 31, 2013
Derivatives by Counterparty
Counterparty A	$961	$—	$961	$(825)	$—	$136
Counterparty B	—	—	—	—	—	—
Total	$961	$—	$961	$(825)	$—	$136

As of December 31, 2012
Derivatives by Counterparty
Counterparty A	$1	$—	$1	$(1)	$—	$—
Counterparty B	—	—	—	—	—	—
Total	$1	$—	$1	$(1)	$—	$—
1 Amounts exclude accrued interest totaling $10 thousand and $1 thousand at December 31, 2013 and December 31, 2012, respectively.

Offsetting of Financial Liabilities and Derivative Liabilities

(in thousands;)				Gross Amounts Not Offset in the Statements of Condition
		Gross Amounts	Net Amounts of
	Gross Amounts	Offset in the	Liabilities Presented
	of Recognized	Statements of	in the Statements of	Financial	Cash Collateral
	Liabilities[2]	Condition	Condition[2]	Instruments	Pledged	Net Amount
As of December 31, 2013
Derivatives by Counterparty
Counterparty A	$825	$—	$825	$(825)	—	$—
Counterparty B	1,694	—	1,694	—	(1,694)	—
Total	$2,519	$—	$2,519	$(825)	$(1,694)	$—

As of December 31, 2012
Derivatives by Counterparty
Counterparty A	$2,616	$—	$2,616	$(1)	$(1,860)	$755
Counterparty B	2,624	—	2,624	—	(2,624)	—
Total	$5,240	$—	$5,240	$(1)	$(4,484)	$755

2 Amounts exclude accrued interest totaling $60 thousand and $74 thousand at December 31, 2013 and December 31, 2012, respectively.

Page-108

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

Capital ratios are reviewed by Management on a regular basis to ensure that capital exceeds the prescribed regulatory minimums and is adequate to meet our anticipated future needs.  For all periods presented, the Bank’s ratios exceed the regulatory definition of “well capitalized” under the regulatory framework for prompt corrective action and Bancorp’s ratios exceed the required minimum ratios for capital adequacy purposes. The total risk-based capital ratio declined year over year due to the NorCal acquisition in the fourth quarter of 2013. We expect the Bank to remain well-capitalized under the current minimum requirements for capital adequacy, as well as under the new Basel III rules.

In December 2010, the Basel Committee on Bank Supervision finalized a set of international guidelines for determining regulatory capital known as “Basel III.” These guidelines were developed to address many of the weaknesses in the banking industry that contributed to the past financial crisis, including excessive leverage, inadequate and low-quality capital and insufficient liquidity buffers. In July 2013, the Board of Governors of the Federal Reserve, the FDIC and the Office of the Comptroller, finalized a rule to implement Basel III. The rule is subject to a phase-in period beginning January 2015, and all the changes should be implemented by January 2019. The guidelines, among other things, increase minimum capital requirements of bank holding companies, including increasing the Tier 1 capital to risk-weighted assets ratio to 6%, introducing a new requirement to maintain a minimum ratio of common equity Tier 1 capital to risk-weighted assets of 4.5%, and in 2019, when fully phased in, a capital conservation buffer of an additional 2.5% of risk-weighted assets. In addition, there have been several updates to the way risk-weighted assets are assessed. The three changes that will affect the Bank most significantly are: the movement of past due exposures from 100% to 150% risk weight; the movement of off-balance sheet items with an original maturity of one year or less from 0% to 20% risk weight; and the risk weighting of mortgage-backed securities using the gross-up approach instead of the ratings-based approach. As a result of their implementation, we have modeled our ratios under the finalized rules and we do not expect that we will be required to raise additional capital.

The Bank’s and Bancorp’s capital adequacy ratios as of December 31, 2013 and December 31, 2012 are presented in the following tables.

Capital Ratios for Bancorp (in thousands)	Actual Ratio		Ratio for Capital Adequacy Purposes
As of December 31, 2013	Amount	Ratio	Amount		Ratio
Total Capital (to risk-weighted assets)	$190,738	13.21%	≥ $	115,524	≥ 8.0%
Tier 1 Capital (to risk-weighted assets)	$175,835	12.18%	≥ $	57,762	≥ 4.0%
Tier 1 Capital (to average assets)	$175,835	10.78%	≥ $	65,222	≥ 4.0%

As of December 31, 2012
Total Capital (to risk-weighted assets)	$163,900	13.71%	≥ $	95,655	≥ 8.0%
Tier 1 Capital (to risk-weighted assets)	$149,737	12.52%	≥ $	47,827	≥ 4.0%
Tier 1 Capital (to average assets)	$149,737	10.30%	≥ $	58,169	≥ 4.0%

Page-109

Capital Ratios for the Bank (in thousands)	Actual Ratio		Ratio for Capital Adequacy Purposes			Ratio to be Well Capitalized under Prompt Corrective Action Provisions
As of December 31, 2013	Amount	Ratio	Amount		Ratio	Amount		Ratio
Total Capital (to risk-weighted assets)	$181,911	12.60%	≥ $	115,495	≥ 8.0%	≥ $	144,368	≥ 10.0%
Tier 1 Capital (to risk-weighted assets)	$167,007	11.57%	≥ $	57,747	≥ 4.0%	≥ $	86,621	≥ 6.0%
Tier 1 Capital (to average assets)	$167,007	10.24%	≥ $	65,215	≥ 4.0%	≥ $	81,519	≥ 5.0%

As of December 31, 2012
Total Capital (to risk-weighted assets)	$162,554	13.60%	≥ $	95,652	≥ 8.0%	≥ $	119,566	≥ 10.0%
Tier 1 Capital (to risk-weighted assets)	$148,391	12.41%	≥ $	47,826	≥ 4.0%	≥ $	71,739	≥ 6.0%
Tier 1 Capital (to average assets)	$148,391	10.20%	≥ $	58,168	≥ 4.0%	≥ $	72,710	≥ 5.0%

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

The contractual amount of loan commitments and standby letters of credit not reflected on the consolidated statements of condition was $336.9 million at December 31, 2013 at rates ranging from 1.70% to 18.00%. This amount included $173.9 million under commercial lines of credit (these commitments are contingent upon customers maintaining specific credit standards), $104.8 million under revolving home equity lines, $13.0 million under standby letters of credit, $33.4 million under undisbursed construction loans, and a remaining $11.7 million under personal and other lines of credit. We have set aside an allowance for losses in the amount of $679 thousand for these commitments as of December 31, 2013, which is recorded in interest payable and other liabilities. Approximately 39% of the commitments expire in 2014 and approximately 61% expire between 2015 and 2021.

Page-110

Note 18:  Condensed Bank of Marin Bancorp Parent Only Financial Statements

Presented below is financial information for Bank of Marin Bancorp, parent holding company only.

CONDENSED UNCONSOLIDATED STATEMENTS OF CONDITION
at December 31, 2013 and 2012

	At December 31,
(in thousands)	2013	2012

Assets
Cash and due from Bank of Marin	$8,664	$1,293
Investment in bank subsidiary	177,028	150,445
Other assets	366	92
Total assets	$186,058	$151,830

Liabilities and Stockholders' Equity
Subordinated debentures	$4,969	$—
Accrued expenses payable	202	38
Total liabilities	5,171	38
Stockholders' equity	180,887	151,792
Total liabilities and stockholders' equity	$186,058	$151,830

CONDENSED UNCONSOLIDATED STATEMENTS OF INCOME
for the fiscal years ended December 31, 2013, 2012 and 2011

	Years ended December 31,
(in thousands)	2013	2012	2011

Income
Dividends from bank subsidiary	$28,000	$2,700	$—
Total income	28,000	2,700	—

Expense
Interest expense	34	—	—
Non-interest expense	1,313	716	748
Total expense	1,347	716	748

Income (loss) before income taxes and equity in undistributed net income of subsidiary	26,653	1,984	(748)
Income tax benefit	382	301	249
Income (loss) before equity in undistributed net income of subsidiary	27,035	2,285	(499)
Earnings of bank subsidiary (less) greater than dividends received from bank subsidiary	(12,765)	15,532	16,063
Net income	$14,270	$17,817	$15,564

Page-111

CONDENSED UNCONSOLIDATED STATEMENTS OF CASH FLOWS
for the fiscal years ended December 31, 2013, 2012 and 2011

	Years ended December 31,
(in thousands)	2013	2012	2011

Cash Flows from Operating Activities:
Net income	$14,270	$17,817	$15,564
Adjustments to reconcile net income to net cash used in operating activities:
Earnings of bank subsidiary less (greater) than dividends received from bank subsidiary	12,765	(15,532)	(16,063)
Net change in operating assets and liabilities
Accretion of discount on subordinated debentures	19	—	—
Other assets	74	(71)	58
Other liabilities	165	(6)	46
Net cash used in operating activities	27,293	2,208	(395)

Cash Flows from Investing Activities:
Capital contribution to subsidiary	(2,258)	(1,070)	(774)
Cash consideration paid for acquisition, net of cash acquired	(15,952)	—	—
Net cash used in investing activities	(18,210)	(1,070)	(774)

Cash Flows from Financing Activities:
Stock options exercised and stock purchases	2,258	1,070	774
Dividends paid on common stock	(3,970)	(3,751)	(3,457)
Net cash provided by (used by) financing activities	(1,712)	(2,681)	(2,683)

Net increase (decrease) in cash and cash equivalents	7,371	(1,543)	(3,852)

Cash and cash equivalents at beginning of period	1,293	2,836	6,688
Cash and cash equivalents at end of period	$8,664	$1,293	$2,836

Supplemental schedule of non-cash investing and financing activities:
Stock issued in payment of director fees	$222	$199	$200
Acquisition:
Fair value of assets acquired	$39,503	$—	$—
Fair value of liabilities assumed	$4,970	$—	$—
Stock issued to NorCal Community Bancorp shareholders	$18,514	$—	$—

End of 2013 Audited Consolidated Financial Statements

Page-112

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.    CONTROLS AND PROCEDURES

(A)     Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act of 1934 (the “Act”)) as of December 31, 2013. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2013.

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

Our internal control over financial reporting is designed to provide reasonable, but not absolute, assurance regarding the financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles. There are inherent limitations to the effectiveness of any system of internal control over financial reporting. These limitations include the possibility of human error, the circumvention or overriding of the system and reasonable resource constraints. Because of its inherent limitations, our internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks discussed in Item 1A-Risk Factors in this report.

Our registered public accounting firm has issued an audit report on our internal control over financial reporting. See (C) below.

(C)     Attestation Report of the Registered Public Accounting Firm

The Attestation Report of the Registered Public Accounting firm required to be furnished pursuant to this item is set forth in Item 8 and is incorporated herein by reference.

Page-113

(D)    Changes in Internal Controls

During the quarter ended December 31, 2013, there was no significant change in our internal control over financial reporting identified in connection with the evaluation mentioned in (B) above, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference from our Proxy Statement for the 2014 Annual Meeting of Shareholders. Bancorp and the Bank have adopted a Code of Ethics that applies to all staff including the Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer. A copy of the Code of Ethical Conduct, which is also included on our website, will be provided to any person, without charge, upon written request to Corporate Secretary, Bank of Marin Bancorp, 504 Redwood Boulevard, Suite 100, Novato, CA 94947.

ITEM 11.     EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference from our Proxy Statement for the 2014 Annual Meeting of Shareholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference from Item 5 above, Note 9 to our audited consolidated financial statements and our Proxy Statement for the 2014 Annual Meeting of Shareholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference from our Proxy Statement for the 2014 Annual Meeting of Shareholders.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference from our Proxy Statement for the 2014 Annual Meeting of Shareholders.

Page-114

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

(A)     Documents Filed as Part of this Report

1.     Financial Statements

The financial statements and supplementary data listed below are filed as part of this report under Item 8, captioned Financial Statements and Supplementary Data.
Report of Independent Registered Public Accounting Firm for the years ended December 31, 2013, 2012 and 2011
Management's Report on Internal Control over Financial Reporting
Consolidated Statements of Condition as of December 31, 2013 and 2012
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2013, 2012 and 2011
Consolidated Statement of Changes in Stockholders' Equity for the Years Ended December 31, 2013, 2012 and 2011
Consolidated Statement of Cash Flows for the Years Ended December 31, 2013, 2012 and 2011
Notes to Consolidated Financial Statements

2.     Financial Statement Schedules

All financial statement schedules have been omitted, as they are inapplicable or the required information is included in the financial statements or notes thereto.

(B)    Exhibits Filed

The following exhibits are filed as part of this report or hereby incorporated by references to filings previously made with the SEC.

Page-115

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

Page-116

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bank of Marin Bancorp (registrant)

March 14, 2014	/s/ Russell A. Colombo
Date	Russell A. Colombo
President &
Chief Executive Officer
(Principal Executive Officer)

March 14, 2014	/s/ Tani Girton
Date	Tani Girton
Executive Vice President &
Chief Financial Officer
(Principal Financial Officer)

March 14, 2014	/s/ Cecilia Situ
Date	Cecilia Situ
First Vice President &
Manager of Finance & Treasury
(Principal Accounting Officer)

Page-117

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 14, 2014	/s/ Tani Girton
Tani Girton
Executive Vice President & Chief Financial Officer
(Principal Financial Officer)

Dated: March 14, 2014	/s/ Cecilia Situ
Cecilia Situ
First Vice President & Manager of Finance & Treasury
(Principal Accounting Officer)

Members of Bank of Marin Bancorp's Board of Directors

Dated: March 14, 2014	/s/ Stuart D. Lum
Stuart D. Lum
Chairman of the Board

Dated: March 14, 2014	/s/ Russell A. Colombo
Russell A. Colombo
President & Chief Executive Officer
(Principal Executive Officer)

Dated: March 14, 2014	/s/ James C. Hale
James C. Hale

Dated: March 14, 2014	/s/ Robert Heller
Robert Heller

Dated: March 14, 2014	/s/ Norma J. Howard
Norma J. Howard

Dated: March 14, 2014	/s/ Kevin Kennedy
Kevin Kennedy

Dated: March 14, 2014	/s/ William H. McDevitt, Jr.
William H. McDevitt, Jr.

Dated: March 14, 2014	/s/ Michaela Rodeno
Michaela Rodeno

Dated: March 14, 2014	/s/ Joel Sklar
Joel Sklar, M.D.

Dated: March 14, 2014	/s/ Brian M. Sobel
Brian M. Sobel

Dated: March 14, 2014	/s/ J. Dietrich Stroeh
J. Dietrich Stroeh

Dated: March 14, 2014	/s/ Jan I. Yanehiro
Jan I. Yanehiro

Page-118

EXHIBIT INDEX

Exhibit No.	Description	Location

23.01	Consent of Moss Adams LLP.	Filed herewith.

31.01	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.02	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.01	Certification pursuant to 18 U.S.C. §1350 as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

Page-119