Form 10-Q
period 2014-03-31
Bank of Marin Bancorp
filed 2014-05-08
CIK 1403475

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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
Yes   ☐     No  ☒

As of April 30, 2014, there were 5,912,941 shares of common stock outstanding.

Page-2

PART I       FINANCIAL INFORMATION

ITEM 1.  Financial Statements

BANK OF MARIN BANCORP CONSOLIDATED STATEMENTS OF CONDITION at March 31, 2014 and December 31, 2013

(dollars in thousands, except share data; 2014 unaudited)	March 31, 2014	December 31, 2013
Assets
Cash and due from banks	$91,567	$103,773
Investment securities
Held-to-maturity, at amortized cost	132,019	122,495
Available-for-sale, (at fair value; amortized cost $230,067 and $245,158 at March 31, 2014 and December 31, 2013, respectively)	230,337	243,998
Total investment securities	362,356	366,493
Loans, net of allowance for loan losses of $14,232 and $14,224 at March 31, 2014 and December 31, 2013, respectively	1,263,758	1,255,098
Bank premises and equipment, net	9,036	9,110
Goodwill	6,436	6,436
Core deposit intangible	4,310	4,503
Interest receivable and other assets	60,389	59,781
Total assets	$1,797,852	$1,805,194

Liabilities and Stockholders' Equity
Liabilities
Deposits
Non-interest-bearing	$701,561	$648,191
Interest-bearing
Transaction accounts	96,550	137,748
Savings accounts	119,361	118,770
Money market accounts	499,909	520,525
CDARS® time accounts	—	400
Other time accounts	158,959	161,468
Total deposits	1,576,340	1,587,102
Federal Home Loan Bank borrowing	15,000	15,000
Subordinated debentures	5,023	4,969
Interest payable and other liabilities	15,324	17,236
Total liabilities	1,611,687	1,624,307

Stockholders' Equity
Preferred stock, no par value Authorized - 5,000,000 shares, none issued	—	—
Common stock, no par value Authorized - 15,000,000 shares; Issued and outstanding - 5,906,881 and 5,877,524 at March 31, 2014 and December 31, 2013, respectively	81,049	80,095
Retained earnings	104,877	101,464
Accumulated other comprehensive income (loss), net	239	(672)
Total stockholders' equity	186,165	180,887
Total liabilities and stockholders' equity	$1,797,852	$1,805,194

The accompanying notes are an integral part of these consolidated financial statements.

Page-3

BANK OF MARIN BANCORP CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three months ended
(dollars in thousands, except per share amounts; unaudited)	March 31, 2014	March 31, 2013
Interest income
Interest and fees on loans	$16,319	$13,635
Interest on investment securities
Securities of U.S. government agencies	1,232	625
Obligations of state and political subdivisions	634	638
Corporate debt securities and other	268	324
Interest due from banks and other	51	8
Total interest income	18,504	15,230
Interest expense
Interest on interest-bearing transaction accounts	23	11
Interest on savings accounts	11	8
Interest on money market accounts	158	99
Interest on CDARS® time accounts	—	5
Interest on other time accounts	235	232
Interest on FHLB and overnight borrowings	78	79
Interest on subordinated debentures	105	—
Total interest expense	610	434
Net interest income	17,894	14,796
Provision for (reversal of) loan losses	150	(230)
Net interest income after provision for (reversal of) loan losses	17,744	15,026
Non-interest income
Service charges on deposit accounts	556	521
Wealth Management and Trust Services	564	547
Debit card interchange fees	300	252
Merchant interchange fees	198	205
Earnings on Bank-owned life insurance	213	401
(Loss) on sale of securities	(8)	—
Other income	393	180
Total non-interest income	2,216	2,106
Non-interest expense
Salaries and related benefits	6,930	5,298
Occupancy and equipment	1,334	1,073
Depreciation and amortization	416	336
Federal Deposit Insurance Corporation insurance	250	214
Data processing	1,360	549
Professional services	628	527
Other expense	1,925	1,698
Total non-interest expense	12,843	9,695
Income before provision for income taxes	7,117	7,437
Provision for income taxes	2,584	2,571
Net income	$4,533	$4,866
Net income per common share:
Basic	$0.77	$0.90
Diluted	$0.76	$0.89
Weighted average shares used to compute net income per common share:
Basic	5,870	5,389
Diluted	5,980	5,487
Dividends declared per common share	$0.19	$0.18
Comprehensive income:
Net income	$4,533	$4,866
Other comprehensive income (loss)
Change in net unrealized gain (loss) on available-for-sale securities	1,415	(303)
Reclassification adjustment for loss (gain) on sale of available-for-sale securities included in net income	15	—
Net change in unrealized gain (loss) on available-for-sale securities, before tax	1,430	(303)
Deferred tax expense (benefit)	519	(126)
Other comprehensive income (loss), net of tax	911	(177)
Comprehensive income	$5,444	$4,689

The accompanying notes are an integral part of these consolidated financial statements.

Page-4

BANK OF MARIN BANCORP CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
for the year ended December 31, 2013 and the three months ended March 31, 2014

(dollars in thousands; 2014 unaudited )	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income, Net of Taxes	Total
	Shares	Amount
Balance at December 31, 2012	5,389,210	$58,573	$91,164	$2,055	$151,792
Net income	—	—	14,270	—	14,270
Other comprehensive loss	—	—	—	(2,727)	(2,727)
Stock options exercised	71,237	2,218	—	—	2,218
Excess tax benefit - stock-based compensation	—	125	—	—	125
Stock issued under employee stock purchase plan	870	34	—	—	34
Restricted stock granted	11,850	—	—	—	—
Restricted stock forfeited / cancelled	(3,998)	—	—	—	—
Stock-based compensation - stock options	—	175	—	—	175
Stock-based compensation - restricted stock	—	228	—	—	228
Cash dividends paid on common stock	—	—	(3,970)	—	(3,970)
Stock purchased by directors under director stock plan	160	6			6
Stock issued in payment of director fees	5,619	222	—	—	222
Stock issued to NorCal Community Bancorp shareholders	402,576	18,514	—	—	18,514
Balance at December 31, 2013	5,877,524	$80,095	$101,464	$(672)	$180,887
Net income	—	—	4,533	—	4,533
Other comprehensive income	—	—	—	911	911
Stock options exercised	25,146	670	—	—	670
Excess tax benefit - stock-based compensation	—	75	—	—	75
Stock issued under employee stock purchase plan	160	7	—	—	7
Restricted stock granted	2,523	—	—	—	—
Restricted stock forfeited / cancelled	(855)	—	—	—	—
Stock-based compensation - stock options	—	40	—	—	40
Stock-based compensation - restricted stock	—	59	—	—	59
Cash dividends paid on common stock	—	—	(1,120)	—	(1,120)
Stock issued in payment of director fees	2,383	103	—	—	103
Balance at March 31, 2014	5,906,881	$81,049	$104,877	$239	$186,165

The accompanying notes are an integral part of these consolidated financial statements.

Page-5

BANK OF MARIN BANCORP CONSOLIDATED STATEMENTS OF CASH FLOWS
for the three months ended March 31, 2014 and 2013

(dollars in thousands, unaudited)	March 31, 2014	March 31, 2013
Cash Flows from Operating Activities:
Net income	$4,533	$4,866
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for (reversal of) loan losses	150	(230)
Compensation expense--common stock for director fees	58	55
Stock-based compensation expense	99	92
Excess tax benefits from exercised stock options	(37)	(36)
Amortization and impairment write-off of core deposit intangible	193	—
Amortization of investment security premiums, net of accretion of discounts	660	819
Accretion of discount on acquired loans	(1,510)	(368)
Accretion of discount on subordinated debentures	54	—
Net amortization of deferred loan origination costs/fees	(81)	(333)
Loss on sale of investment securities	8	—
Depreciation and amortization	416	336
Gain on sale of repossessed assets	—	(4)
Earnings on bank owned life insurance policies	(213)	(401)
Net change in operating assets and liabilities:
Interest receivable	111	(251)
Interest payable	(33)	(9)
Deferred rent and other rent-related expenses	76	28
Other assets	(479)	(1,982)
Other liabilities	(1,865)	1,547
Total adjustments	(2,393)	(737)
Net cash provided by operating activities	2,140	4,129
Cash Flows from Investing Activities:
Purchase of securities available-for-sale	(9,872)	—
Proceeds from sale of securities available-for-sale	2,023	1,082
Proceeds from sale of securities held to maturity	725	—
Proceeds from paydowns/maturity of securities held-to-maturity	3,678	—
Proceeds from paydowns/maturity of securities available-for-sale	8,429	9,579
Loans originated and principal collected, net	(7,750)	1,937
Purchase of premises and equipment	(342)	(350)
Proceeds from sale of repossessed assets	—	39
Cash paid for low income housing tax credit investment	(69)	—
Net cash (used in) provided by investing activities	(3,178)	12,287
Cash Flows from Financing Activities:
Net decrease in deposits	(10,762)	(21,738)
Proceeds from stock options exercised	670	1,057
Proceeds from stock issued - employee and director stock purchase	7	15
Advance on Federal Home Loan Bank borrowings	—	8,200
Cash dividends paid on common stock	(1,120)	(971)
Excess tax benefits from exercised stock options	37	36
Net cash used in financing activities	(11,168)	(13,401)
Net (decrease) increase in cash and cash equivalents	(12,206)	3,015
Cash and cash equivalents at beginning of period	103,773	28,349
Cash and cash equivalents at end of period	$91,567	$31,364
Supplemental disclosure of cash flow information:
Cash paid for interest	$594	$444
Cash paid for income taxes	$—	$1,954
Supplemental disclosure of non-cash investing and financing activities:
Change in unrealized gain on available-for-sale securities	$1,430	$(303)
Loans transferred to repossessed assets	$—	$192
Securities transferred from available-for-sale to held-to-maturity	$14,297	$—
Subscription in low income housing tax credit investment	$1,000	$—
Stock issued in payment of director fees	$103	$110

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

Certain information and footnote disclosures presented in the annual consolidated financial statements are not included in the interim consolidated financial statements. Accordingly, the accompanying unaudited interim consolidated financial statements should be read in conjunction with our 2013 Annual Report on Form 10-K.  The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the operating results for the full year.

The following table shows: 1) weighted average basic shares, 2) potentially diluted common shares related to stock options, unvested restricted stock and stock warrant, and 3) weighted average diluted shares. Basic earnings per share (“EPS”) are calculated by dividing net income by the weighted average number of common shares outstanding during each period, excluding unvested restricted stock. Diluted EPS are calculated using the weighted average diluted shares. The number of potentially diluted common shares included in quarterly diluted EPS is computed using the average market prices during the three months included in the reporting period under the treasury stock method. The number of potentially diluted common shares included in year-to-date diluted EPS is a year-to-date weighted average of potentially diluted common shares included in each quarterly diluted EPS computation. We have two forms of outstanding common stock: common stock and unvested restricted stock awards. Holders of restricted stock awards receive non-forfeitable dividends at the same rate as common shareholders and they both share equally in undistributed earnings.

Page-7

	Three months ended
(dollars in thousands; except per share data; unaudited)	March 31, 2014	March 31, 2013
Weighted average basic shares outstanding	5,870	5,389
Add: Potentially diluted common shares related to stock options	43	43
Potentially diluted common shares related to unvested restricted stock	6	7
Potentially diluted common shares related to the warrant	61	48
Weighted average diluted shares outstanding	5,980	5,487

Net income	$4,533	$4,866
Basic EPS	$0.77	$0.90
Diluted EPS	$0.76	$0.89

Weighted average anti-dilutive shares not included in the calculation of diluted EPS	44	45

Page-8

Note 2: Recently Issued Accounting Standards

In February 2013, the FASB issued ASU No. 2013-04, Liabilities (Topic 405) Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date. The ASU requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date. Entities are required to record the amount the entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors at the reporting date. Examples of obligations within the scope of this guidance include debt arrangements, other contractual obligations, settled litigation and judicial rulings. ASU 2013-04 is effective retrospectively to all periods presented for fiscal years and interim periods beginning after December 15, 2013 for public entities. We have adopted this ASU in 2014 and the adoption did not have an impact on our financial condition or results of operations.

In July 2013, the FASB issued ASU No. 2013-10, Derivatives and Hedging (Topic 815) Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedging Accounting Purposes. The ASU provides for the inclusion of the Fed Funds Effective Swap Rate or also referred to as the Overnight Index Swap Rate ("OIS") as a U.S. benchmark interest rate for hedge accounting purposes, in addition to direct Treasury obligations of the U.S. government ("UST") and London Interbank Offered Rate ("LIBOR"). The ASU is a result of the financial crisis in 2008, as the exposure to and the demand for hedging the Fed Funds rate have increased significantly. ASU 2013-10 is effective prospectively for qualifying new or re-designated hedging relationships entered into on or after July 17, 2013. We do not expect this ASU to have a significant impact on our financial condition or results of operations.

In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Topic 740) Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The ASU requires an entity to present an unrecognized tax benefit as a reduction of a deferred tax asset for an net operating loss ("NOL") carryforward, or similar tax loss or tax credit carryforward, rather than as a liability, when (1) the uncertain tax position would reduce the NOL or other carryforward under the tax law of the applicable jurisdiction and (2) the entity intends to and is able to use the deferred tax asset for that purpose. Otherwise, the unrecognized tax benefit should be presented as a liability and should not be combined with deferred tax assets. ASU 2013-11 is effective prospectively for fiscal years, and interim periods beginning after December 15, 2013 for public entities. We have adopted this ASU in the first quarter of 2014 and the adoption did not have an impact on our financial condition or results of operations.

In January 2014, the FASB issued ASU No. 2014-01, Investments-Equity and Joint Ventures (Topic 323) Accounting for Investments in Qualified Affordable Projects. This ASU permits entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, the initial cost of the investment is amortized in proportion to the tax credits and other tax benefits received and the net investment performance is recognized in the income statement as part of income tax expense (benefit). We have adopted this ASU in the first quarter of 2014 and elected to account for all low income housing investments using the proportional amortization method instead of cost method. The change in accounting policy did not have a significant impact on our financial condition or results of operations.

In January 2014, the FASB issued ASU No. 2014-04, Receivables - Troubled Debt Restructurings by Creditors (Subtopic 310-40) Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. Current accounting literature on troubled debt restructurings include guidance on when a creditor obtains one or more collateral assets in satisfaction of all or part of the receivable. The accounting literature indicates that a creditor should reclassify a collateralized mortgage loan such that the loan should be de-recognized and the collateral asset recognized when it is determined that there has been in substance a repossession or foreclosure by the creditor. However, in substance repossession or foreclosure and physical possession are not currently defined and there is diversity about when a creditor should de-recognize the loan receivable and recognize the real estate property. This ASU clarifies when an in substance repossession or foreclosure occurs. ASU 2014-04 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2014 for public entities. We do not expect this ASU to have a significant impact on our financial condition or results of operations.

Page-9

Note 3: Acquisition

On November 29, 2013, we completed the merger of NorCal, parent company of Bank of Alameda, to enhance our market presence. The merger added $173.8 million in loans, $241.0 million in deposits and $53.7 million in investment securities to Bank of Marin as well as four branch offices serving Alameda, Emeryville, and Oakland. The assets acquired and liabilities assumed, both tangible and intangible, were recorded at their fair values as of the acquisition date in accordance with ASC 805, Business Combinations. We have up to a year from the acquisition date to obtain additional information that existed at the acquisition date and affected the identification and measurement of assets acquired and liabilities assumed. There have been no changes in the fair value of assets acquired or liabilities assumed since the acquisition date. The acquisition was treated as a "reorganization" within the definition of section 368(a) of the Internal Revenue Code and is generally considered tax-free for U.S. federal income tax purposes.

The following table reflects the estimated fair values of the assets acquired and liabilities assumed related to the NorCal acquisition:

(dollars in thousands)	Acquisition Date (November 29, 2013)
Assets:
Cash and cash equivalents	$31,804
Investment securities	53,731
Loans	173,759
Core deposit intangible	4,572
Deferred tax asset	4,114
Goodwill	6,436
Bank premises and equipment	203
Other assets	6,298
Total assets acquired	$280,917

Liabilities:
Deposits:
Non-interest-bearing	$69,123
Interest-bearing
Transaction accounts	57,337
Savings accounts	10,835
Money market accounts	81,464
Other time accounts	22,267
Total deposits	241,026

Subordinated debentures	4,950
Other liabilities	408
Total liabilities assumed	$246,384

Merger consideration (cash payment of $16.0 million and $18.5 million in stock)	$34,533

Page-10

The following table presents the net assets acquired from NorCal and the estimated fair value adjustments:

(dollars in thousands)	Acquisition Date (November 29, 2013)
Book value of net assets acquired from NorCal	$25,551

Fair value adjustments:
Loans	(3,462)
Subordinated debentures	3,298
Core deposit intangible asset	$4,572
Time deposits	(14)
Total purchase accounting adjustments	4,394

Deferred tax liabilities (tax effect of purchase accounting adjustments at 42.05%)	(1,848)
Fair value of net assets acquired from NorCal	$28,097

Merger consideration	$34,533
Less: fair value of net assets acquired	(28,097)
Goodwill	$6,436

As a result of the NorCal acquisition, we recorded $6.4 million in goodwill, which represents the excess of the total purchase price paid over the fair value of the assets acquired, net of the fair values of liabilities assumed. Goodwill mainly reflects expected value created through the combined operations of NorCal and Bank of Marin and our expanded footprint in the East Bay. It is evaluated for impairment annually. We determined that the fair value of our traditional community banking activities (provided through our branch network) exceeded its carrying amount and no impairment on goodwill has been recorded. The goodwill is not expected to be deductible for tax purposes. The following is a description of the methods used to determine the fair values of significant assets and liabilities at acquisition date presented above.

The core deposit intangible represents estimated future benefits of acquired deposits and is booked separately from the related deposits in other assets. We recorded a core deposit intangible asset of $4.6 million on November 29, 2013, of which $69 thousand was amortized in 2013 and $193 thousand was amortized in the first quarter of 2014. It is amortized on an accelerated basis over an estimated ten-year life. The core deposit intangible asset is evaluated periodically for impairment, and no impairment loss was recognized as of March 31, 2014.

Acquisition-related expenses were recognized as incurred and continued until all systems were converted and operational functions became fully integrated in March 2014. We incurred one-time third-party acquisition-related expenses in the consolidated statements of comprehensive income for the three months ended March 31, 2014 for the NorCal acquisition as follows:

(dollars in thousands; unaudited)	Three Months Ended March 31, 2014

Data processing	$442
Personnel severance	304
Total	$746

Page-11

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

Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally coincides with our monthly and/or quarterly valuation process.

Page-12

The following table summarizes our assets and liabilities that were required to be recorded at fair value on a recurring basis.

(dollars in thousands) Description of Financial Instruments	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At March 31, 2014 (unaudited):
Securities available-for-sale:
Mortgage-backed securities and collateralized mortgage obligations issued by U.S. government-sponsored agencies	$180,923	$—	$180,923	$—
Debentures of government-sponsored agencies	20,478	$—	$20,478	$—
Privately-issued collateralized mortgage obligations	8,587	$—	$8,587	$—
Obligations of state and political subdivisions	15,371	$—	$15,371	$—
Corporate bonds	4,978	$—	4,978	$—
Derivative financial assets (interest rate contracts)	$638	$—	$638	$—
Derivative financial liabilities (interest rate contracts)	$1,459	$—	$1,459	$—
At December 31, 2013:
Securities available-for-sale:
Mortgage-backed securities and collateralized mortgage obligations issued by U.S. government-sponsored agencies	$190,604	$—	$190,604	$—
Debentures of government-sponsored agencies	$21,312	$—	$21,312	$—
Privately-issued collateralized mortgage obligations	$10,874	$—	$10,874	$—
Obligations of state and political subdivisions	$15,771	$—	$15,771	$—
Corporate bonds	$5,437	$—	$5,437	$—
Derivative financial assets (interest rate contracts)	$961	$—	$961	$—
Derivative financial liabilities (interest rate contracts)	$2,519	$—	$2,519	$—

Securities available-for-sale are recorded at fair value on a recurring basis. When available, quoted market prices (Level 1) are used to determine the fair value of securities available-for-sale. If quoted market prices are not available, we obtain pricing information from a reputable third-party service provider, who may utilize valuation techniques that use current market-based or independently sourced parameters, such as bid/ask prices, dealer-quoted prices, interest rates, benchmark yield curves, prepayment speeds, probability of default, loss severity and credit spreads (Level 2).   Level 2 securities include U.S. agencies or government sponsored agencies' debt securities, mortgage-backed securities, government agency-issued and privately-issued collateralized mortgage obligations. As of March 31, 2014 and December 31, 2013, there are no securities that are considered Level 1 or Level 3 securities.

On a recurring basis, derivative financial instruments are recorded at fair value, which is based on the income approach using observable Level 2 market inputs, reflecting market expectations of future interest rates as of the measurement date.  Standard valuation techniques are used to calculate the present value of the future expected cash flows assuming an orderly transaction.  Valuation adjustments may be made to reflect both our own credit risk and the counterparties’ credit quality in determining the fair value of the derivatives. Level 2 inputs for the valuations are limited to observable market prices for LIBOR cash rates (for the very short term), quoted prices for LIBOR futures contracts, observable market prices for LIBOR swap rates, and one-month and three-month LIBOR basis spreads at commonly quoted intervals.  Mid-market pricing of the inputs is used as a practical expedient in the fair value measurements.  Key inputs for interest rate valuations are used to project spot rates at resets specified by each swap, as well as to discount those

Page-13

future cash flows to present value at the measurement date.  When the value of any collateral placed with counterparties is less than the interest rate derivative liability, the interest rate liability position is further discounted to reflect our potential credit risk to counterparties.  We have used the spread between the Standard & Poors BBB rated U.S. Bank Composite rate and LIBOR with the maturity term corresponding to the duration of the swaps to calculate this credit-risk-related discount of future cash flows.

Certain financial assets may be measured at fair value on a non-recurring basis. These assets are subject to fair value adjustments that result from the application of the lower of cost or fair value accounting or write-downs of individual assets, such as impaired loans and other real estate owned ("OREO").

When a loan is identified as impaired, it is reported at the lower of cost or fair value, measured based on the loan's observable market price (Level 1) or the current net realizable value of the underlying collateral securing the loan, if the loan is collateral dependent (Level 3).  Net realizable value of the underlying collateral is the fair value of the collateral less estimated selling costs and any prior liens. Appraisals, recent comparable sales, offers and listing prices are factored in when valuing the collateral. We review and verify the qualifications and licenses of  the certified general appraisers used for appraising commercial properties or certified residential appraisers for residential properties. Real estate appraisals may utilize a combination of approaches including replacement cost, sales comparison and the income approach. Comparable sales and income data are analyzed by the appraisers and adjusted to reflect differences between them and the subject property such as type, leasing status and physical condition. When the appraisals are received, Management reviews the assumptions and methodology utilized in the appraisal, as well as the overall resulting value in conjunction with independent data sources such as recent market data and industry-wide statistics. We generally use a 6% discount for selling costs which is applied to all properties, regardless of size. Appraised values may be adjusted to reflect changes in market conditions that have occurred subsequent to the appraisal date, or for revised estimates regarding the timing or cost of the property sale. These adjustments are based on qualitative judgments made by management on a case-by-case basis. There have been no significant changes in the valuation techniques during the quarter ended March 31, 2014.

OREO represents collateral acquired through foreclosure and is initially recorded at fair value as established by a current appraisal, adjusted for disposition costs. Subsequently, OREO is measured at lower of cost or fair value. OREO values are reviewed on an ongoing basis and any subsequent decline in fair value is recorded as a foreclosed asset expense in the current period. The value of OREO is determined based on independent appraisals, similar to the process used for impaired loans, discussed above, and is generally classified as Level 3. At March 31, 2014 and December 31, 2013, we had $461 thousand of OREO acquired from Bank of Alameda as part of the Acquisition. There was no change in the estimated fair value of the OREO from the date of the Acquisition through March 31, 2014.

Securities held-to-maturity may be written down to fair value (determined using the same techniques discussed above for securities available-for-sale) as a result of an other-than-temporary impairment, if any.

The following table presents the carrying value of financial instruments that were measured at fair value on a nonrecurring basis and that were still held in the statements of condition at each respective period end, by level within the fair value hierarchy as of March 31, 2014 and December 31, 2013.

Page-14

(dollars in thousands) Description of Financial Instruments	Carrying Value[1]	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3) [1]
At March 31, 2014 (unaudited):
Impaired loans carried at fair value:
Construction	2,653	—	—	2,653
Installment and other consumer	32	—	—	32
Total	$2,685	$—	$—	$2,685

At December 31, 2013:
Impaired loans carried at fair value:
Construction	3,037	—	—	3,037
Installment and other consumer	35	—	—	35
Total	$3,072	$—	$—	$3,072

1 Represents collateral-dependent loan principal balances that had been generally written down to the values of the underlying collateral, net of specific valuation allowances of $341 thousand and $363 thousand at March 31, 2014 and December 31, 2013, respectively. The carrying value of loans fully charged-off, which includes unsecured lines of credit, overdrafts and all other loans, is zero.

 Disclosures about Fair Value of Financial Instruments

The table below is a summary of fair value estimates for financial instruments as of March 31, 2014 and December 31, 2013, excluding financial instruments recorded at fair value on a recurring basis (summarized in the first table in this note). The carrying amounts in the following table are recorded in the consolidated statements of condition under the indicated captions. We have excluded non-financial assets and non-financial liabilities defined by the Codification (ASC 820-10-15-1A), such as Bank premises and equipment, deferred taxes and other liabilities.  In addition, we have not disclosed the fair value of financial instruments specifically excluded from disclosure requirements of the Financial Instruments Topic of the Codification (ASC 825-10-50-8), such as Bank-owned life insurance policies.

	March 31, 2014			December 31, 2013
(dollars in thousands; 2013 unaudited)	Carrying Amounts	Fair Value	Fair Value Hierarchy	Carrying Amounts	Fair Value	Fair Value Hierarchy
Financial assets
Cash and cash equivalents	$91,567	$91,567	Level 1	$103,773	$103,773	Level 1
Investment securities held-to-maturity	132,019	133,765	Level 2	122,495	123,858	Level 2
Loans, net	1,263,758	1,253,619	Level 3	1,255,098	1,245,475	Level 3
Interest receivable	5,656	5,656	Level 2	5,767	5,767	Level 2
Financial liabilities
Deposits	1,576,340	1,577,511	Level 2	1,587,102	1,588,278	Level 2
Federal Home Loan Bank borrowings	15,000	15,701	Level 2	15,000	15,665	Level 2
Subordinated debentures	5,023	4,935	Level 3	4,969	4,950	Level 3
Interest payable	220	220	Level 2	253	253	Level 2

Following is a description of methods and assumptions used to estimate the fair value of each class of financial instrument not recorded at fair value but required for disclosure purposes:

Cash and Cash Equivalents - The carrying amounts of cash and cash equivalents approximate their fair value because of the short-term nature of these instruments.

Held-to-maturity Securities - Held-to-maturity securities, which generally consist of mortgage-backed securities, obligations of state and political subdivisions and corporate bonds, are recorded at their amortized cost. Their fair value for disclosure purposes is determined using methodologies similar to those described above for available-for-

Page-15

sale securities using Level 2 inputs. If Level 2 inputs are not available, we may utilize pricing models that incorporate unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities (Level 3).  As of March 31, 2014 and December 31, 2013, we did not hold any securities whose fair value was measured using significant unobservable inputs.

Loans - The fair value of loans with variable interest rates approximates current carrying value, because loan rates are regularly adjusted to current market rates. The fair value of fixed rate loans or variable loans at negotiated interest rate floors or ceilings with remaining maturities in excess of one year is estimated by discounting the future cash flows using current market rates at which similar loans would be made to borrowers with similar credit worthiness and similar remaining maturities. The allowance for loan losses (“ALLL”) is considered to be a reasonable estimate of the portion of loan discount attributable to credit risks.

Interest Receivable and Payable - The interest receivable and payable balances approximate their fair value due to the short-term nature of their settlement dates.

Deposits - The fair value of non-interest-bearing deposits, interest-bearing transaction accounts, savings accounts and money market accounts is the amount payable on demand at the reporting date. The fair value of time deposits is estimated by discounting the future cash flows using current rates offered for deposits of similar remaining maturities.

Federal Home Loan Bank Borrowing - The fair value is estimated by discounting the future cash flows using current rates offered by the Federal Home Loan Bank of San Francisco ("FHLB") for similar credit advances corresponding to the remaining duration of our fixed-rate credit advances.

Subordinated Debentures - As part of the Acquisition, we assumed two subordinated debentures from NorCal. See Note 7 for further information. The fair values of the subordinated debentures were estimated by discounting the future cash flows (interest payment at a rate of three-month LIBOR plus 3.05% and 1.40%, respectively) to their present values using current market rates at which similar bonds would be issued with similar credit ratings as ours and similar remaining maturities. Each payment was discounted at a spot rate of the corresponding term, determined based on the yields and terms of comparable trust preferred securities, plus an illiquidity premium of 3.00%. In July 2010, the Dodd-Frank Act was signed into law and limits the ability of certain bank holding companies to treat trust preferred security debt issuances as Tier 1 capital. This law effectively closed the trust-preferred securities markets for new issuance and led to the absence of observable or comparable transactions in the market place. Due to the use of unobservable inputs in the valuation of trust preferred securities, we consider the fair value to be a Level 3 measurement.

Commitments - Loan commitments and standby letters of credit generate ongoing fees, which are recognized over the term of the commitment period. In situations where the borrower's credit quality has declined, we record a reserve for these off-balance sheet commitments. Given the uncertainty in the likelihood and timing of a commitment being drawn upon, the carrying value of the related unamortized commitment fees and the reserve for these off-balance sheet commitments are determined to approximate fair value, which is not material.

Page-16

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

	March 31, 2014				December 31, 2013
	Amortized	Fair	Gross Unrealized		Amortized	Fair	Gross Unrealized
(dollars in thousands; 2014 unaudited)	Cost	Value	Gains	(Losses)	Cost	Value	Gains	(Losses)
Held-to-maturity
Obligations of state and political subdivisions	$77,212	$78,703	$1,869	$(378)	$80,381	$81,429	$1,764	$(716)
Corporate bonds	40,574	40,908	378	(44)	42,114	42,429	375	(60)
MBS pass-through securities issued by FHLMC and FNMA	14,233	14,154	325	(404)	—	—	—	—
Total held-to-maturity	132,019	133,765	2,572	(826)	122,495	123,858	2,139	(776)

Available-for-sale
Securities of U.S. government agencies:
MBS pass-through securities issued by FHLMC and FNMA	107,341	107,255	273	(359)	124,063	123,033	616	(1,646)
CMOs issued by FNMA	17,702	17,629	54	(127)	18,573	18,438	60	(195)
CMOs issued by FHLMC	32,341	32,347	148	(142)	23,710	23,679	144	(175)
CMOs issued by GNMA	23,270	23,692	462	(40)	24,944	25,454	609	(99)
Debentures of government- sponsored agencies	20,795	20,478	145	(462)	21,845	21,312	108	(641)
Privately issued CMOs	8,370	8,587	236	(19)	10,649	10,874	257	(32)
Obligations of state and political subdivisions	15,321	15,371	86	(36)	15,948	15,771	14	(191)
Corporate bonds	4,927	4,978	55	(4)	5,426	5,437	25	(14)
Total available-for-sale	230,067	230,337	1,459	(1,189)	245,158	243,998	1,833	(2,993)

Total investment securities	$362,086	$364,102	$4,031	$(2,015)	$367,653	$367,856	$3,972	$(3,769)

As part of our ongoing review of our investment securities portfolio, we reassessed the classification of certain MBS pass-through securities issued by FHLMC and FNMA that are qualified for Community Reinvestment Act ("CRA") credit. Effective January 31, 2014, we transferred $14.2 million of these CRA qualified MBS, which we intend and have the ability to hold to maturity, from available-for-sale securities to held-to-maturity at fair value. The unrealized pre-tax holding gain of $84 thousand at the date of transfer remained in accumulated other comprehensive income and is amortized over the remaining lives of the securities as an adjustment to yield.

The amortized cost and fair value of investment debt securities by contractual maturity at March 31, 2014 are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

Page-17

	March 31, 2014				December 31, 2013
	Held-to-Maturity		Available-for-Sale		Held-to-Maturity		Available-for-Sale
(dollars in thousands; 2014 unaudited)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$16,867	$16,981	$3,492	$3,497	$8,731	$8,784	$5,522	$5,521
After one year but within five years	78,296	79,403	47,081	47,381	88,255	89,095	42,229	42,338
After five years through ten years	21,364	22,012	20,593	20,201	24,244	24,786	26,232	25,478
After ten years	15,492	15,369	158,901	159,258	1,265	1,193	171,175	170,661
Total	$132,019	$133,765	$230,067	$230,337	$122,495	$123,858	$245,158	$243,998

We sold one available-for-sale and three held-to-maturity securities in the first quarter of 2014 with total proceeds of $2.0 million and $725 thousand, respectively, and incurred a loss of $15 thousand and a gain of $7 thousand, respectively. The sale of the held-to-maturity securities issued by the same municipality was due to evidence of significant deterioration of creditworthiness of the issuer since purchase. Two available-for-sale securities were sold in January 2013 with proceeds of $1.1 million and a small net gain of $339.

Investment securities carried at $61.4 million and $61.8 million at March 31, 2014 and December 31, 2013, respectively, were pledged with the State of California: $60.7 million and $61.1 million to secure public deposits in compliance with the Local Agency Security Program at March 31, 2014 and December 31, 2013, respectively, and $735 thousand and $732 thousand to provide collateral for trust deposits at March 31, 2014 and December 31, 2013, respectively. In addition, investment securities carried at $1.1 million were pledged to collateralize an internal Wealth Management and Trust Services (“WMTS”) checking account at both March 31, 2014 and December 31, 2013.

Other-Than-Temporarily Impaired Debt Securities

We have evaluated the credit ratings of our investment securities and their issuer and/or insurers. Based on our evaluation, Management has determined that no investment security in our investment portfolio is other-than-temporarily impaired. We do not have the intent, and it is more likely than not that we will not have to sell the remaining securities temporarily impaired at March 31, 2014 before recovery of the cost basis.

Fifty-one and ninety-five investment securities were in unrealized loss positions at March 31, 2014 and December 31, 2013, respectively. The table below shows investment securities that were in unrealized loss positions at March 31, 2014 and December 31, 2013, respectively. They are summarized and classified according to the duration of the loss period as follows:

Page-18

March 31, 2014	< 12 continuous months		> 12 continuous months		Total securities in a loss position
(dollars in thousands; unaudited)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
Held-to-maturity
Obligations of state & political subdivisions	$6,931	$(210)	7,505	(168)	$14,436	$(378)
Corporate bonds	3,020	(5)	3,532	(39)	6,552	(44)
MBS pass-through securities issued by FNMA and FHLMC	3,651	(110)	3,208	(294)	6,859	(404)
Total held-to-maturity	13,602	(325)	14,245	(501)	27,847	(826)
Available-for-sale
MBS pass-through securities issued by FNMA and FHLMC	60,490	(359)	—	—	60,490	(359)
CMOs issued by FNMA	16,366	(127)	—	—	16,366	(127)
CMOs issued by FHLMC	2,483	(142)	—	—	2,483	(142)
CMOs issued by GNMA	3,870	(40)	—	—	3,870	(40)
Debentures of government- sponsored agencies	15,031	(462)	—	—	15,031	(462)
Privately issued CMOs	2,576	(18)	147	(1)	2,723	(19)
Obligations of state & political subdivisions	4,370	(36)	—	—	4,370	(36)
Corporate bonds	987	(4)	—	—	987	(4)
Total available-for-sale	106,173	(1,188)	147	(1)	106,320	(1,189)
Total temporarily impaired securities	$119,775	$(1,513)	$14,392	$(502)	$134,167	$(2,015)

Page-19

December 31, 2013	< 12 continuous months		> 12 continuous months		Total securities in a loss position
(dollars in thousands)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
Held-to-maturity
Obligations of state & political subdivisions	$13,933	$(419)	$9,033	$(297)	$22,966	$(716)
Corporate bonds	3,017	(11)	4,963	(49)	7,980	(60)
Total held-to-maturity	16,950	(430)	13,996	(346)	30,946	(776)
Available-for-sale
MBS pass-through securities issued by FHLMC and FNMA	90,914	(1,297)	3,172	(349)	94,086	(1,646)
CMOs issued by FNMA	17,535	(195)	—	—	17,535	(195)
CMOs issued by FHLMC	17,899	(175)	—	—	17,899	(175)
CMOs issued by GNMA	3,966	(99)	—	—	3,966	(99)
Debentures of government- sponsored agencies	16,872	(641)	—	—	16,872	(641)
Privately issued CMOs	4,634	(31)	159	(1)	4,793	(32)
Obligations of state & political subdivisions	11,516	(191)	—	—	11,516	(191)
Corporate bonds	1,479	(14)	—	—	1,479	(14)
Total available-for-sale	164,815	(2,643)	3,331	(350)	168,146	(2,993)
Total temporarily impaired securities	$181,765	$(3,073)	$17,327	$(696)	$199,092	$(3,769)

As of March 31, 2014, there were ten investment positions totaling $14.4 million in fair value that had been in a continuous loss position for more than 12 months. These securities had an unrealized loss of $502 thousand and consisted of obligations of U.S. state and political subdivisions, MBS, a privately issued CMO and corporate bonds. We have evaluated each of the bonds and believe that the decline in fair value is primarily driven by factors other than credit. It is probable that we will be able to collect all amounts due according to the contractual terms and no other-than-temporary impairment exists. MBS are supported by the U.S. Federal government to protect us from credit losses. Additionally, the obligations of state and political subdivisions and corporate bond were deemed creditworthy based on our review of the issuers' recent financial information and their insurers, if any. The CMO is collateralized by residential mortgages with low loan-to-value and delinquency ratios, may be prepaid at par prior to maturity and is rated AA+ by Standard & Poors. Based upon our assessment of expected credit losses given the performance of the underlying collateral and the credit enhancements, we concluded that the security was not other-than-temporarily impaired at March 31, 2014.

Forty-one investment securities in our portfolio were in a temporary loss position for less than twelve months as of March 31, 2014. They consisted of obligations of U.S. state and political subdivisions, a corporate bond, MBS, CMOs, debentures issued by government agencies and privately issued CMOs. We determine that the strengths of GNMA and FNMA through guarantee or support from the U.S. Federal Government are sufficient to protect us from credit losses. The other temporarily impaired securities are deemed credit worthy after our internal analysis. Additionally, all are rated as investment grade by at least one major rating agency. As a result of this impairment analysis, we concluded that these securities were not other-than-temporarily impaired at March 31, 2014.

Securities Carried at Cost

As a member of the FHLB, we are required to maintain a minimum investment in the FHLB capital stock determined by the Board of Directors of the FHLB. The minimum investment requirements can also increase in the event we need to increase our borrowings with the FHLB. Shares cannot be purchased or sold except between the FHLB and its members at its $100 per share par value. We held $7.8 million of FHLB stock recorded at cost in other assets on the consolidated statements of condition at both March 31, 2014 and December 31, 2013. On March 20, 2014, the FHLB distributed a cash dividend for the fourth quarter of 2013 at an annualized dividend rate of 6.67%. Management does

Page-20

not believe that the FHLB stock is other-than-temporarily-impaired, as we expect to be able to redeem this stock at cost.

As a member bank of Visa U.S.A., we hold 16,939 shares of Visa Inc. Class B common stock with a carrying value of zero, which is equal to our cost basis. These shares are restricted from resale until their conversion into Class A (voting) shares upon the termination of Visa Inc.'s covered litigation escrow account. As a result of the restriction, these shares are not considered available-for-sale and are not carried at fair value. Upon conversion of this Class B common stock at a conversion rate of 0.4206 to Class A common stock, the value would be $1.5 million and $1.6 million at March 31, 2014 and December 31, 2013, respectively. The conversion rate is subject to further reduction upon the final settlement of the covered litigation against Visa Inc. and its member banks. See Note 9 herein.

Note 6:  Loans and Allowance for Loan Losses

Credit Quality of Loans

Outstanding loans by class and payment aging as of March 31, 2014 and December 31, 2013 are as follows:

Loan Aging Analysis by Class as of March 31, 2014 and December 31, 2013
(dollars in thousands; 2014 unaudited)	Commercial and industrial	Commercial real estate, owner-occupied	Commercial real estate, investor	Construction	Home equity	Other residential [1]	Installment and other consumer	Total
March 31, 2014
30-59 days past due	$459	$22	$36	$—	$206	$1,343	$166	$2,232
60-89 days past due	337	—	—	—	240	—	—	577
Greater than 90 days past due (non-accrual) [2]	154	1,403	2,694	4,813	228	646	161	10,099
Total past due	950	1,425	2,730	4,813	674	1,989	327	12,908
Current	177,045	230,692	638,113	27,699	99,049	76,783	15,701	1,265,082
Total loans [3]	$177,995	$232,117	$640,843	$32,512	$99,723	$78,772	$16,028	$1,277,990
Non-accrual loans to total loans	0.1%	0.6%	0.4%	14.8%	0.2%	0.8%	1.0%	0.8%
December 31, 2013
30-59 days past due	$18	$—	$—	$—	$240	$717	$17	$992
60-89 days past due	—	—	—	—	—	—	3	3
Greater than 90 days past due (non-accrual) [2]	1,187	1,403	2,807	5,218	234	660	169	11,678
Total past due	1,205	1,403	2,807	5,218	474	1,377	189	12,673
Current	182,086	239,710	622,212	26,359	97,995	71,257	17,030	1,256,649
Total loans [3]	$183,291	$241,113	$625,019	$31,577	$98,469	$72,634	$17,219	$1,269,322
Non-accrual loans to total loans	0.6%	0.6%	0.4%	16.5%	0.2%	0.9%	1.0%	0.9%
1 Our residential loan portfolio includes no sub-prime loans, nor is it our normal practice to underwrite loans commonly referred to as "Alt-A mortgages", the characteristics of which are loans lacking full documentation, borrowers having low FICO scores or higher loan-to-value ratios.

2 Amounts include $1.5 million and $1.4 million of Purchased Credit Impaired ("PCI") loans that have stopped accreting interest at March 31, 2014 and December 31, 2013, respectively, and exclude accreting PCI loans of $5.8 million and $5.7 million at March 31, 2014 and December 31, 2013, respectively, as their accretable yield interest recognition is independent from the underlying contractual loan delinquency status. There were no accruing loans past due more than ninety days at March 31, 2014 or December 31, 2013.

3 Amounts include net deferred loan costs of $104 thousand and $24 thousand at March 31, 2014 and December 31, 2013, respectively. Amounts are also net of unaccreted purchase discounts on non-PCI loans of $6.3 million and $7.6 million at March 31, 2014 and December 31, 2013, respectively.

Our commercial loans are generally made to established small and mid-sized businesses to provide financing for their working capital needs, acquisitions, or refinancings.  Management examines historical, current, and projected cash flows to determine the ability of the borrower to repay obligations as agreed. Commercial loans are primarily made based on the identified cash flows of the borrower and secondarily on the underlying collateral. The cash flows of borrowers, however, may not occur as expected, and the collateral securing these loans may fluctuate in value. Most commercial and industrial loans are secured by the assets being financed, such as accounts receivable or inventory, and include a personal guarantee. Some short-term loans may be made on an unsecured basis. We target stable local businesses with guarantors that have proven to be more resilient in periods of economic stress.  Typically, the guarantors provide an additional source of repayment for most of our credit extensions.

Commercial real estate loans are subject to underwriting standards and processes similar to commercial loans discussed above. We underwrite these loans to be repaid from cash flow and to be supported by real property collateral.

Page-21

Repayment of commercial real estate loans is largely dependent on the successful operation of the property securing the loan, or of the business conducted on the property securing the loan. Underwriting standards for commercial real estate loans include, but are not limited to, conservative debt coverage and loan-to-value ratios. Furthermore, substantially all of our loans are guaranteed by the owners of the properties.  Commercial real estate loans may be adversely affected by conditions in the real estate markets or in the general economy. When a vacancy has occurred, strong guarantors have historically carried the loans until a replacement tenant could be found.  The owner's substantial equity investment provides a strong economic incentive to continue to support the commercial real estate projects. As such, we have generally experienced a relatively low level of loss and delinquencies in this portfolio.

Construction loans are generally made to developers and builders to finance land acquisition as well as the subsequent construction. These loans are underwritten after evaluation of the borrower's financial strength, reputation, prior track record, and after obtaining independent appraisals. The construction industry can be impacted by significant events, including: the inherent volatility of real estate markets and vulnerability to delays due to weather, change orders, ability to obtain construction permits, labor or material shortages, and price hikes. Estimates of construction costs and value associated with the completed project may be inaccurate. Repayment of construction loans is largely dependent on the ultimate success of the project.

Consumer loans primarily consist of home equity lines of credit, other residential (tenancy-in-common, or “TIC”) loans, and other personal loans. We originate consumer loans utilizing credit score information, debt-to-income ratio and loan-to-value ratio analysis. Diversification, relatively small loan amounts that are spread across many individual borrowers, also mitigates risk. Additionally, trend reports are reviewed by Management on a regular basis. Underwriting standards for home equity lines of credit include, but are not limited to, a conservative loan-to-value ratio, the number of such loans a borrower can have at one time, and documentation requirements. Personal loans are nearly evenly split between mobile home loans and floating home loans along with a small number of installment loans.

We use a risk rating system to evaluate asset quality, and to identify and monitor credit risk in individual loans, and ultimately in the portfolio. Definitions of loans that are risk graded “Special Mention” or worse are consistent with those used by the Federal Deposit Insurance Corporation ("FDIC").  Our internally assigned grades are as follows:

Pass – Loans to borrowers of acceptable or better credit quality. Borrowers in this category demonstrate fundamentally sound financial condition, repayment capacity, credit history and management expertise.  Loans in this category must have an identifiable and stable source of repayment and meet the Bank’s policy regarding debt service coverage ratios.  These borrowers are capable of sustaining normal economic, market or operational setbacks without significant financial impacts.  Negative external industry factors are generally not present.  The loan may be secured, unsecured or supported by non-real estate collateral for which the value is more difficult to determine and/or marketability is more uncertain. This category also includes “Watch” loans, where the primary source of repayment has been delayed. “Watch” is intended to be a transitional grade, with either an upgrade or downgrade within a reasonable period.

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

Page-22

•	Investor commercial real estate borrowers with loans greater than $750 thousand are required to submit rent rolls or property income statements at least annually.

•	Construction loans are monitored monthly, and assessed on an ongoing basis.

•	Home equity and other consumer loans are assessed based on delinquency.

•	Loans graded “Watch” or more severe, regardless of loan type, are assessed no less than quarterly.

The following table represents our analysis of loans by internally assigned grades, including the PCI loans, at March 31, 2014 and December 31, 2013:

(dollars in thousands; 2014 unaudited)	Commercial and industrial	Commercial real estate, owner-occupied	Commercial real estate, investor	Construction	Home equity	Other residential	Installment and other consumer	Purchased credit-impaired	Total
Credit Risk Profile by Internally Assigned Grade:
March 31, 2014
Pass	$155,532	$206,606	$622,707	$27,136	$93,685	$73,613	$15,155	$1,468	$1,195,902
Special Mention	16,124	17,872	8,079	—	1,725	2,765	418	820	47,803
Substandard	6,000	3,202	7,749	5,364	4,247	2,394	455	4,874	34,285
Total loans	$177,656	$227,680	$638,535	$32,500	$99,657	$78,772	$16,028	$7,162	$1,277,990

December 31, 2013
Pass	$162,625	$216,537	$609,157	$25,069	$93,792	$69,176	$16,336	$1,340	$1,194,032
Special Mention	13,990	16,533	8,570	725	2,164	1,047	227	894	44,150
Substandard	6,343	3,224	5,413	5,768	2,444	2,411	656	4,881	31,140
Total loans	$182,958	$236,294	$623,140	$31,562	$98,400	$72,634	$17,219	$7,115	$1,269,322

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

Page-23

The table below summarizes outstanding TDR loans by loan class as of March 31, 2014 and December 31, 2013. The summary includes those TDRs that are on non-accrual status and those that continue to accrue interest.

(dollars in thousands; 2014 unaudited)	As of
Recorded investment in Troubled Debt Restructurings [1]	March 31, 2014	December 31, 2013

Commercial and industrial	$6,188	$5,117
Commercial real estate, owner-occupied	4,312	4,333
Commercial real estate, investor	531	534
Construction	6,303	6,335
Home equity	648	506
Other residential	2,044	2,063
Installment and other consumer	1,819	1,693
Total	$21,845	$20,581

1 Includes $14.5 million and $12.9 million of TDR loans that were accruing interest as of March 31, 2014 and December 31, 2013, respectively.
Includes $1.8 million of acquired loans at both March 31, 2014 and December 31, 2013, respectively.

The tables below present the following information for TDRs modified during the periods presented: number of contracts modified, the recorded investment in the loans prior to modification, and the recorded investment in the loans after the loans were restructured. The tables below exclude fully paid-off or fully charged-off TDR loans.

(dollars in thousands; unaudited)	Number of Contracts Modified	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment at period end
Troubled Debt Restructurings during the three months ended March 31, 2014:
Commercial and industrial	3	$1,420	$1,405	$1,405
Home equity	1	150	150	150
Installment and other consumer	3	170	168	169
Total	7	$1,740	$1,723	$1,724

Troubled Debt Restructurings during the three months ended March 31, 2013:
Commercial and industrial	4	$717	$715	$714

Modifications during the three months ended March 31, 2014 primarily involved maturity extensions and interest rate concessions, while modifications during the three months ended March 31, 2013 primarily involved maturity extensions and payment extensions. During the first three months of both 2014 and 2013, there were no loans modified as troubled debt restructuring that subsequently defaulted, where the default occurred within the first twelve months after modification into a TDR. We are reporting these defaulted TDRs based on a payment default definition of more than ninety days past due.

Page-24

Impaired Loan Balances and Their Related Allowance by Major Classes of Loans

The tables below summarize information on impaired loans and their related allowance. Total impaired loans include non-accrual loans, accruing TDR loans and accreting PCI loans that have experienced post-acquisition declines in cash flows expected to be collected.

(dollars in thousands; unaudited)	Commercial and industrial	Commercial real estate, owner-occupied	Commercial real estate, investor	Construction	Home equity	Other residential	Installment and other consumer	Total
March 31, 2014
Recorded investment in impaired loans:
With no specific allowance recorded	$1,198	$1,403	$3,225	$2,780	$342	$1,825	$298	$11,071
With a specific allowance recorded	4,989	4,076	—	3,535	306	219	1,607	14,732
Total recorded investment in impaired loans	$6,187	$5,479	$3,225	$6,315	$648	$2,044	$1,905	$25,803
Unpaid principal balance of impaired loans:
With no specific allowance recorded	$1,718	$3,060	$5,217	$5,547	$829	$1,825	$340	$18,536
With a specific allowance recorded	5,166	5,056	—	3,732	306	219	1,607	16,086
Total unpaid principal balance of impaired loans	$6,884	$8,116	5,217	$9,279	$1,135	$2,044	$1,947	$34,622
Specific allowance	$915	$75	$—	$322	$29	$20	$369	$1,730

Average recorded investment in impaired loans during the quarter ended March 31, 2014	$5,945	$5,484	$3,283	$6,524	$577	$2,054	$1,884	$25,751
Interest income recognized on impaired loans during the quarter ended March 31, 2014	$118	$83	$7	$21	$4	$23	$18	$274
Average recorded investment in impaired loans during the quarter ended March 31, 2013	$10,778	$2,403	$6,302	$4,161	$1,527	$2,609	$1,871	$29,651
Interest income recognized on impaired loans during the quarter ended March 31, 2013	$76	$—	$—	$26	$8	$23	$16	$149

(dollars in thousands)	Commercial and industrial	Commercial real estate, owner-occupied	Commercial real estate, investor	Construction	Home equity	Other residential	Installment and other consumer	Total

December 31, 2013
Recorded investment in impaired loans:
With no specific allowance recorded	$977	$1,403	$3,341	$2,806	$349	$1,254	$112	$10,242
With a specific allowance recorded	4,725	4,085	—	3,927	157	809	1,750	$15,453
Total recorded investment in impaired loans	$5,702	$5,488	3,341	$6,733	$506	$2,063	$1,862	$25,695
Unpaid principal balance of impaired loans:
With no specific allowance recorded	$977	$3,060	$5,333	$5,547	$835	$1,254	$154	$17,160
With a specific allowance recorded	4,930	5,088	—	4,114	157	809	1,750	16,848
Total recorded investment in impaired loans	$5,907	$8,148	5,333	$9,661	$992	$2,063	$1,904	$34,008
Specific allowance	$1,170	$90	$—	$341	$1	$23	$364	$1,989

The gross interest income that would have been recorded had non-accrual loans been current totaled $205 thousand, and $264 thousand in the quarters ended March 31, 2014, and March 31, 2013, respectively. PCI loans are excluded from the foregone interest data above as their accretable yield interest recognition is independent from the underlying contractual loan delinquency status. See “Purchased Credit-Impaired Loans” below for further discussion.

Management monitors delinquent loans continuously and identifies problem loans, generally loans graded substandard or worse, to be evaluated individually for impairment testing. Generally, we charge off our estimated losses related to specifically-identified impaired loans when it is deemed uncollectible. The charged-off portion of impaired loans outstanding at March 31, 2014 totaled approximately $5.7 million.  At March 31, 2014, there were $538 thousand

Page-25

outstanding commitments to extend credit on impaired loans, including loans to borrowers whose terms have been modified in troubled debt restructurings.

The following table discloses loans by major portfolio category and activity in the ALLL, as well as the related ALLL disaggregated by impairment evaluation method:

Allowance for Loan Losses and Recorded Investment in Loans
(dollars in thousands; unaudited)	Commercial and industrial	Commercial real estate, owner-occupied	Commercial real estate, investor	Construction	Home equity	Other residential	Installment and other consumer	Unallocated	Total

For the three months ended March 31, 2014
Allowance for loan losses:
Beginning balance	$3,056	$2,012	$6,196	$633	$875	$317	$629	$506	$14,224
Provision (reversal)	(255)	(27)	268	100	11	92	(142)	103	150
Charge-offs	(61)	—	—	(197)	—	—	(3)	—	(261)
Recoveries	32	—	5	—	1	—	81	—	119
Ending balance	$2,772	$1,985	$6,469	$536	$887	$409	$565	$609	$14,232

For the three months ended March 31, 2013
Allowance for loan losses:
Beginning balance	$4,100	$1,313	$4,372	$611	$1,264	$551	$1,231	$219	$13,661
Provision (reversal)	(50)	35	(375)	42	(49)	(120)	135	152	(230)
Charge-offs	(71)	—	—	(4)	(7)	—	(1)	—	(83)
Recoveries	53	—	23	1	8	—	1	—	86
Ending balance	$4,032	$1,348	$4,020	$650	$1,216	$431	$1,366	$371	$13,434

Allowance for Loan Losses and Recorded Investment in Loans
(dollars in thousands; unaudited)	Commercial and industrial	Commercial real estate, owner-occupied	Commercial real estate, investor	Construction	Home equity	Other residential	Installment and other consumer	Unallocated	Total

As of March 31, 2014:
Ending ALLL related to loans collectively evaluated for impairment	$1,857	$1,910	$6,469	$214	$858	$389	$196	$609	$12,502
Ending ALLL related to loans individually evaluated for impairment	$732	$17	$—	$320	$29	$20	$369	$—	$1,487
Ending ALLL related to purchased credit-impaired loans	$183	$58	$—	$2	$—	$—	$—	$—	$243

Loans outstanding:
Collectively evaluated for impairment	$171,770	$224,771	$635,310	$26,197	$99,009	$76,728	$14,123	$—	$1,247,908
Individually evaluated for impairment[1]	5,886	2,909	3,225	6,303	648	2,044	1,905	—	22,920
Purchased credit-impaired	339	4,437	2,308	12	66	—	—	—	7,162
Total	$177,995	$232,117	$640,843	$32,512	$99,723	$78,772	$16,028	$—	$1,277,990
Ratio of allowance for loan losses to total loans	1.56%	0.86%	1.01%	1.65%	0.89%	0.52%	3.53%	NM	1.11%
Allowance for loan losses to non-accrual loans	1,800%	141%	240%	11%	389%	63%	351%	NM	141%

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

As of December 31, 2013:
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

1 Total excludes $2.9 million PCI loans that have experienced credit deterioration post-acquisition, which are included in the "purchased credit-impaired" amount in the next line below.

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

For acquired loans not considered credit-impaired, the difference between the contractual amounts due (principal amount) and the fair value is accounted for subsequently through accretion. We elect to recognize discount accretion based on these acquired loans' contractual cash flows using an effective interest rate method. The accretion is recognized through the net interest margin.

Page-27

The following table reflects the outstanding balance and related carrying value of PCI loans as of March 31, 2014 and December 31, 2013:

	March 31, 2014		December 31, 2013
PCI Loans (dollars in thousands; 2014 unaudited)	Unpaid principal balance	Carrying value	Unpaid principal balance	Carrying value
Commercial and industrial	$1,071	$339	$1,094	$333
Commercial real estate	9,115	6,745	9,152	6,698
Construction	145	12	149	15
Home equity	236	66	239	69
Total purchased credit-impaired loans	$10,567	$7,162	$10,634	$7,115

The activities in the accretable yield, or income expected to be earned, for PCI loans were as follows:

Accretable Yield	Three months ended
(dollars in thousands, unaudited)	March 31, 2014	March 31, 2013
Balance at beginning of period	$3,649	$3,960
Removals [1]	—	(596)
Accretion	(180)	(236)
Reclassifications from nonaccretable difference [2]	1,832	455
Balance at end of period	$5,301	$3,583

1 Represents the accretable difference that is relieved when a loan exits the PCI population due to payoff, full charge-off, or transfer to repossessed assets, etc.

2 Primarily relates to improvements in expected credit performance and changes in expected amounts and/or timing of cash flows.

 Pledged Loans

Our FHLB line of credit is secured under terms of a blanket collateral agreement by a pledge of certain qualifying loans with an unpaid principal balance of $844.9 million and $716.2 million at March 31, 2014 and December 31, 2013, respectively. Our FHLB line of credit totaled $494.9 million and $416.3 million at March 31, 2014 and December 31, 2013, respectively. In addition, we pledge a certain residential loan portfolio, which totaled $25.8 million and $24.4 million at March 31, 2014 and December 31, 2013, respectively, to secure our borrowing capacity with the Federal Reserve Bank (“FRB”). Also see Note 7 below.

Note 7: Borrowings

Federal Funds Purchased – We had unsecured lines of credit totaling $87.0 million with correspondent banks for overnight borrowings at both March 31, 2014 and December 31, 2013.  In general, interest rates on these lines approximate the Federal funds target rate. At March 31, 2014 and December 31, 2013, we had no overnight borrowings outstanding under these credit facilities.

Federal Home Loan Bank Borrowings – As of March 31, 2014 and December 31, 2013, we had lines of credit with the FHLB totaling $494.9 million and $416.3 million, respectively, based on eligible collateral of certain loans.  At March 31, 2014 and December 31, 2013, we had no FHLB overnight borrowings.

On February 5, 2008, we entered into a ten-year borrowing agreement under the same FHLB line of credit for $15.0 million at a fixed rate of 2.07%, which remained outstanding at March 31, 2014. Interest-only payments are required every three months until the entire principal is due on February 5, 2018. The FHLB has the unconditional right to accelerate the due date on May 5, 2014 and every three months thereafter (the “put dates”). If the FHLB exercises its right to accelerate the due date, the FHLB will offer replacement funding at the current market rate, subject to certain conditions. We must comply with the put date, but are not required to accept replacement funding.

At March 31, 2014, $479.7 million was remaining as available for borrowing from the FHLB, net of the term borrowing and a line of credit acquired from NorCal totaling $241 thousand.

Page-28

Federal Reserve Line of Credit – We have a line of credit with the FRB secured by a certain residential loan portfolio.  At March 31, 2014 and December 31, 2013, we had borrowing capacity under this line totaling $25.8 million and $24.4 million, respectively, and had no outstanding borrowings with the FRB.

As part of the Acquisition, we assumed two tranches of subordinated debentures due to the NorCal Community Bancorp grantor trusts at fair values totaling $4.95 million at acquisition date and contractual values totaling $8.2 million. The difference between the contractual balance and the fair value at acquisition date is accreted into interest expense over the lives of the debentures. Accretion on the subordinated debentures totaled $54 thousand in the first three months of 2014. The Trusts have the option to defer payment of the distributions for a period of up to five years, as long as there is no default on the subordinated debentures. In the event of interest deferral, dividends to common stockholders are limited. The trust preferred securities were sold and issued in private transactions pursuant to an exemption from registration under the Securities Act of 1933, as amended. Bancorp has guaranteed, on a subordinated basis, distributions and other payments due on trust preferred securities totaling $8.0 million issued by the grantor trusts which have identical maturity, repricing and payment terms as the subordinated debentures.

The following is a summary of the contractual terms of the subordinated debentures due to NorCal Community Bancorp grantor trusts as of March 31, 2014:

Subordinated debentures due to NorCal Community Bancorp Trust I on October 7, 2033 with interest payable quarterly, based on 3-month LIBOR plus 3.05%, repricing quarterly (3.29% as of March 31, 2014), redeemable, in whole or in part, on any interest payment date.	$4,124
Subordinated debentures due to NorCal Community Bancorp Trust II on March 15, 2036 with interest payable quarterly, based on 3-month LIBOR plus 1.40%, repricing quarterly (1.63% as of March 31, 2014), redeemable, in whole or in part, on any interest payment date.	$4,124

Total	$8,248

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

Under the American Recovery and Reinvestment Act of 2009, which allowed participants in the TCPP to withdraw from the program, we repurchased all 28,000 shares of outstanding preferred stock from the U.S. Treasury at $28 million plus accrued but unpaid dividends of $179 thousand on March 31, 2009. At the time of repurchase, we also accelerated the remaining accretion of the preferred stock totaling $945 thousand through retained earnings, reducing our net income available to common stockholders. The warrant was subsequently auctioned to two institutional investors in November 2011 and remains outstanding. It is adjusted for cash dividend increases to represent a right to purchase 156,314 shares of common stock at $26.87 per share as of March 31, 2014 in accordance with Section 13(c) of the Form of Warrant to Purchase Common Stock.

Page-29

Dividends

Presented below is a summary of cash dividends paid to common shareholders, recorded as a reduction of retained earnings.

	Three months ended
(dollars in thousands except per share data, unaudited)	March 31, 2014	March 31, 2013
Cash dividends to common stockholders	$1,120	$971
Cash dividends per common share	$0.19	$0.18

Share-Based Payments

The fair value of stock options on the grant date is recorded as a stock-based compensation expense in the consolidated statements of comprehensive income over the requisite service period with a corresponding increase in common stock. Stock-based compensation also includes compensation expense related to the issuance of unvested restricted common shares pursuant to the 2007 Equity Plan. The grant-date fair value of the restricted common shares, which equals its intrinsic value on that date, is being recorded as compensation expense over the requisite service period with a corresponding increase in common stock as the shares vest. In addition, we record excess tax benefits on the exercise of non-qualified stock options, the disqualifying disposition of incentive stock options and vesting of in-the-money restricted stock as an addition to common stock with a corresponding decrease in current taxes payable.

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

The contractual amount of loan commitments and standby letters of credit not reflected on the consolidated statements of condition was $339.5 million at March 31, 2014 at rates ranging from 1.70% to 18.00%. This amount included $178.9 million under commercial lines of credit (these commitments are contingent upon customers maintaining specific credit standards), $107.1 million under revolving home equity lines, $29.0 million under undisbursed construction loans, $13.3 million under standby letters of credit, and a remaining $11.2 million under personal and other lines of credit. We have set aside an allowance for losses in the amount of $679 thousand for these commitments as of March 31, 2014, which is recorded in interest payable and other liabilities on the consolidated statements of condition.

Operating Leases

We rent certain premises and equipment under long-term, non-cancelable operating leases expiring at various dates through the year 2028. Most of the leases contain certain renewal options and escalation clauses. At March 31, 2014, the approximate minimum future commitments payable under non-cancelable contracts for leased premises are as follows:

Page-30

(dollars in thousands; unaudited)	2014	2015	2016	2017	2018	Thereafter	Total
Operating leases	$2,638	$3,575	$3,654	$3,681	$3,708	$10,078	$27,334

Litigation and Regulatory Matters

We may be party to legal actions which arise from time to time as part of the normal course of our business.  We believe, after consultation with legal counsel, that we have meritorious defenses in these actions, and that litigation contingency liabilities, if any, will not have a material adverse effect on our financial position, results of operations, or cash flows.

We are responsible for our proportionate share of certain litigation indemnifications provided to Visa U.S.A. ("Visa") by its member banks in connection with lawsuits related to anti-trust charges and interchange fees. On December 13, 2013, the district court issued a memorandum and order approving Visa's definitive class settlement agreement in the interchange multidistrict litigation ("Settlement Agreement") with the class plaintiffs. On January 14, 2014, the court entered the final judgment order approving the settlement. A number of objectors to the settlement have appealed that order. Until the appeals are finally adjudicated, no assurance can be provided that Visa will be able to resolve the class plaintiffs' claims as contemplated by the Settlement Agreement. On January 27, 2014, Visa's portion of the takedown payments related to the opt-out merchants, which was calculated to be approximately $1.1 billion, was deposited into the litigation escrow account, and is expected to reduce our conversion rate of Visa Class B common stock that we hold. The full impact to member banks is still uncertain. However, we are not aware of significant future cash settlement payments required by us on the litigation.

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

From time to time, we make firm commitments to enter into long-term fixed-rate loans with borrowers backed by yield maintenance agreements and simultaneously enter into forward interest rate swap agreements with correspondent banks to mitigate the change in fair value of the yield maintenance agreement. Prior to loan funding, yield maintenance agreements with net settlement features that meet the definition of a derivative are considered as non-designated hedges and are carried on the consolidated statements of condition at their fair value in other assets (when the fair value is positive) or in other liabilities (when the fair value is negative). The offsetting changes in the fair value of the forward swap and the yield maintenance agreement are recorded in interest income. In August 2010 and June 2011, two previously undesignated forward swaps were designated to offset the change in fair value of a fixed-rate loan originated in each of those periods. Subsequent to the point of the swap designations, the related yield maintenance agreements are no longer considered derivatives. Their fair value at the designation date was recorded in other assets and is amortized using the effective yield method over the life of the respective designated loans.

The net effect of the change in fair value of interest rate swaps, the amortization of the yield maintenance agreement and the change in the fair value of the hedged loans result in an insignificant amount of hedge ineffectiveness recognized in interest income.

Page-31

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

As of March 31, 2014, we have eight interest rate swap agreements, which are scheduled to mature in September 2018, June 2020, August 2020, June 2031, October 2031, July 2032, August 2037 and October 2037. All of our derivatives are accounted for as fair value hedges. Our interest rate swaps are settled monthly with counterparties. Accrued interest on the swaps totaled $43 thousand and $70 thousand as of March 31, 2014 and December 31, 2013, respectively. Information on our derivatives follows:

	Asset derivatives		Liability derivatives
(dollars in thousands; 2014 unaudited)	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013
Fair value hedges:
Interest rate contracts notional amount	$10,506	$17,956	$22,413	$21,577
Interest rate contracts fair value[1]	$638	$961	$1,459	$2,519

	Three months ended
(dollars in thousands; unaudited)	March 31, 2014	March 31, 2013
Increase in value of designated interest rate swaps recognized in interest income	$736	$647
Payment on interest rate swaps recorded in interest income	(253)	(358)
Decrease in value of hedged loans recognized in interest income	(531)	(692)
Decrease in value of yield maintenance agreement recognized against interest income	(47)	(18)
Net loss on derivatives recognized against interest income [2]	$(95)	$(421)

1 See Note 4 for valuation methodology.
2 Includes hedge ineffectiveness of $(158) thousand and $(63) thousand for the quarters ended March 31, 2014 and March 31, 2013, respectively. Changes in value of swaps were included in the assessment of hedge effectiveness.

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

Information on financial instruments that are eligible for offset in the consolidated statements of condition follows:

Offsetting of Financial Assets and Derivative Assets

(dollars in thousands; 2014 unaudited)				Gross Amounts Not Offset in the Statements of Condition
		Gross Amounts	Net Amounts
	Gross Amounts	Offset in the	of Assets Presented
	of Recognized	Statements of	in the Statements	Financial	Cash Collateral
	Assets[1]	Condition	of Condition[1]	Instruments	Received	Net Amount
As of March 31, 2014
Derivatives by Counterparty
Counterparty A	$638	$—	$638	$(638)	$—	$—
Counterparty B	—	—	—	—	—	—
Total	$638	$—	$638	$(638)	$—	$—

As of December 31, 2013
Derivatives by Counterparty
Counterparty A	$961	$—	$961	$(825)	$—	$136
Counterparty B	—	—	—	—	—	—
Total	$961	$—	$961	$(825)	$—	$136
1 Amounts exclude accrued interest totaling $8 thousand and $10 thousand at March 31, 2014 and December 31, 2013, respectively.

Offsetting of Financial Liabilities and Derivative Liabilities

(dollars in thousands; 2014 unaudited)				Gross Amounts Not Offset in the Statements of Condition
		Gross Amounts	Net Amounts of
	Gross Amounts	Offset in the	Liabilities Presented
	of Recognized	Statements of	in the Statements of	Financial	Cash Collateral
	Liabilities[2]	Condition	Condition[2]	Instruments	Pledged	Net Amount
As of March 31, 2014
Derivatives by Counterparty
Counterparty A	$990	$—	$990	$(638)	—	$352
Counterparty B	469	—	469	—	(469)	—
Total	$1,459	$—	$1,459	$(638)	$(469)	$352

As of December 31, 2013
Derivatives by Counterparty
Counterparty A	$825	$—	$825	$(825)	$—	$—
Counterparty B	1,694	—	1,694	—	(1,694)	—
Total	$2,519	$—	$2,519	$(825)	$(1,694)	$—

2 Amounts exclude accrued interest totaling $35 thousand and $60 thousand at March 31, 2014 and December 31, 2013, respectively.

Page-33

ITEM 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management's discussion of the financial condition and results of operations should be read in conjunction with the related consolidated financial statements in this Form 10-Q and with the audited consolidated financial statements and accompanying notes included in our 2013 Annual Report on Form 10-K. Average balances, including balances used in calculating certain financial ratios, are generally comprised of average daily balances.

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

Forward-looking statements are based on Management's current expectations regarding economic, legislative, and regulatory issues that may impact our earnings in future periods. A number of factors—many of which are beyond Management’s control—could cause future results to vary materially from current Management expectations. Such factors include, but are not limited to, general economic conditions, the economic uncertainty in the United States and abroad, changes in interest rates, deposit flows, real estate values, expected future cash flows on acquired loans and securities, integration of acquisitions and competition; changes in accounting principles, policies or guidelines; changes in legislation or regulation; adverse weather conditions, including the drought in California; and other economic, competitive, governmental, regulatory and technological factors affecting our operations, pricing, products and services.

The events or factors that could cause results or performance to materially differ from those expressed in our prior forward-looking statements concerning the NorCal acquisition include:

•	lower than expected consolidated revenues;

•	losses of deposit and loan customers resulting from the acquisition;

•	greater than expected loan losses;

•	significant increases in competition;

•	the inability to achieve expected cost savings from the acquisition, or the inability to achieve those savings as soon as expected; and

•	unexpected costs, including litigation risk not discovered during the due diligence period.

These and other important factors are detailed in the Risk Factors section of our 2013 Form 10-K as filed with the SEC, copies of which are available from us at no charge. Forward-looking statements apply only as of the date they are made. We do not undertake to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made or to reflect the occurrence of unanticipated events.

Page-34

RESULTS OF OPERATIONS

Highlights of the financial results are presented in the following table:

	For the three months ended
(dollars in thousands, except per share data; unaudited)	March 31, 2014	March 31, 2013
For the period:
Net income	$4,533	$4,866
Net income per share
Basic	$0.77	$0.90
Diluted	$0.76	$0.89
Return on average equity	9.97%	12.76%
Return on average assets	1.01%	1.38%
Common stock dividend payout ratio	24.66%	19.96%
Average shareholders’ equity to average total assets	10.11%	10.83%
Efficiency ratio	63.86%	57.36%
Tax equivalent net interest margin	4.25%	4.48%

(dollars in thousands, except per share data; unaudited)	At March 31, 2014	At December 31, 2013
At period end:
Book value per common share	$31.51	$30.78
Total assets	$1,797,852	$1,805,194
Total loans	$1,277,990	$1,269,322
Total deposits	$1,576,340	$1,587,102
Loan-to-deposit ratio	81.1%	80.0%
Total risk based capital ratio - Bancorp	13.5%	13.2%
Tier 1 leverage ratio (to average assets) - Bancorp	9.9%	10.8%

Page-35

Executive Summary

On November 29, 2013, we completed the purchase of NorCal Community Bancorp ("NorCal"), parent company of Bank of Alameda with four branch offices serving Alameda, Emeryville, and Oakland, adding $173.8 million in loans, $241.0 million in deposits, and $53.7 million in investment securities to Bank of Marin. The acquisition expanded our geographic footprint into the East Bay and is an important part of our long-term growth strategy. Accordingly, our first quarter 2014 results reflect the impact of NorCal earnings for a full quarter. No significant one-time expenses related to the NorCal acquisition are expected going forward.

Earnings in the first quarter of 2014 totaled $4.5 million, compared to $2.3 million the fourth quarter of 2013 and $4.9 million in the first quarter of 2013. Diluted earnings per share totaled $0.76 in the first quarter of 2014, compared to $0.41 in the prior quarter and $0.89 in the same quarter last year. The first quarter 2014 results include several non-recurring non-interest expense items, including $746 thousand in one-time expenses related to the acquisition of NorCal, the net impact of which was a $0.05 reduction in diluted earnings per share. One-time acquisition-related expenses of $3.4 million in the fourth quarter of 2013 negatively impacted diluted earnings per share by $0.38.

Gross loans totaled $1.3 billion at both March 31, 2014 and December 31, 2013, and totaled $1.1 billion at March 31, 2013. The increase in loans from a year ago reflects both loans acquired from NorCal and organic growth. Credit quality continues to be very strong with non-accrual loans representing 0.79%of total loans at March 31, 2014, down from 0.92% at year-end and 1.43% a year ago.

Deposits totaled $1.6 billion at both March 31, 2014 and December 31, 2013, compared to $1.2 billion at March 31, 2013. Non-interest-bearing deposits totaled 44.5% of total deposits at March 31, 2014, compared to 40.8% at December 31, 2013 and 39.5% at March 31, 2013. The increase primarily reflects the conversion of certain NorCal interest-bearing accounts to non-interest-bearing Bank of Marin accounts.

The total risk-based capital ratio for Bancorp was 13.5% at March 31, 2014, compared to 13.2% at December 31, 2013 and 14.0% at March 31, 2013. The total tier 1 leverage ratio for Bancorp was 9.9% at March 31, 2014, compared to 10.8% at December 31, 2013 and 10.9% at March 31, 2013. The ratios fell compared to the same quarter a year ago due to $10.7 million in goodwill and intangibles related to the NorCal acquisition, which are excluded from regulatory capital. The risk-based capital ratios continue to be well above regulatory requirements for a well-capitalized institution.

Net interest income totaled $17.9 million in the first quarter of 2014 compared to $15.6 million in the prior quarter and $14.8 million in the same quarter a year ago. The increase from the prior quarter and the same quarter a year ago primarily relates to a full quarter of interest income on loans acquired from NorCal and a higher volume of investment securities. The tax-equivalent net interest margin was 4.25%, 4.05% and 4.48% for these respective periods. The accretion of the purchase discounts on loans acquired from NorCal and a shift towards higher yielding assets contributed to the increase in net-interest margin in the first quarter of 2014 compared to the prior quarter. The decrease in the first quarter of 2014 compared to the same quarter a year ago relates to the impact of the low interest rate environment on our loan portfolio rates, an increase in cash balances as a percentage of interest-earning assets and the absence of gains on pay-offs of purchase credit-impaired ("PCI") loans. This decrease is partially offset by the accretive effects of loans from the NorCal acquisition.

Non-interest income in the first quarter of 2014 totaled $2.2 million, compared to $2.1 million in both the prior quarter and the same quarter a year ago. The increase from the prior quarter and the same quarter a year ago primarily relates to an increase in other income, including higher dividend income from the Federal Home Loan Bank of San Francisco.

Non-interest expense totaled $12.8 million in the first quarter of 2014, compared to $13.9 million in the prior quarter and $9.7 million in the same quarter a year ago. First quarter 2014 non-interest expense includes $746 thousand in one-time acquisition-related expenses associated with data processing and personnel severance costs, compared to $3.4 million one-time acquisition-related expenses in the fourth quarter of 2013. The increase in non-interest expense from the same quarter a year ago primarily reflects the one-time acquisition-related expenses in the first quarter of 2014 (discussed above), temporary conversion personnel, and higher staffing and occupancy costs. Ongoing expenses for data processing transaction volumes, staffing and facilities are projected to stabilize at somewhat higher than pre-acquisition levels due to the expansion into the East Bay and a team of lenders added in Napa with significant lending experience in the wine industry.

Page-36

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

The first component, specific allowances, result from the analysis of identified problem credits and the evaluation of sources of repayment including collateral, as applicable. Through Management's ongoing loan grading and credit monitoring process, individual loans are identified that have conditions indicating the borrower may be unable to pay all amounts due in accordance with the contractual terms. These loans are evaluated for impairment individually by Management. Management considers an originated loan to be impaired when it is probable we will be unable to collect all amounts due according to the contractual terms of the loan agreement. For allowance established on acquired loans, refer to Acquired Loans discussed below. When the fair value of the impaired loan is less than the recorded investment in the loan, the difference is recorded as impairment through the establishment of a specific allowance. For loans determined to be impaired, the extent of the impairment is measured based on the present value of expected future cash flows discounted at the loan's effective interest rate at origination (for originated loans), based on the loan's observable market price, or based on the fair value of the collateral if the loan is collateral dependent or if foreclosure is imminent. Generally with problem credits that are collateral-dependent, we obtain appraisals of the collateral at least annually. We may obtain appraisals more frequently if we believe the collateral value is subject to market volatility, if a specific event has occurred to the collateral, or if we believe foreclosure is imminent.

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

The model determines loan loss reserves based on objective and subjective factors. Objective factors include a rolling historical loss rate using the twelve quarter look-back, changes in the volume and nature of the loan portfolio, changes in credit quality metrics (past due loans, non-accrual loans, net charge-offs), and the existence of credit concentrations. Subjective factors include changes in the overall economic environment, legal and regulatory conditions, lending management and other relevant staff, uncertainties related to acquisitions, as well as the quality of our loan review process. The total amount allocated is determined by applying loss multipliers to outstanding loans by call code.

Page-37

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

We estimated the fair value of acquired loans at the acquisition date based on a discounted cash flow methodology that considered factors including the type of loan and related collateral, risk classification, fixed or variable interest rate, term of loan, whether or not the loan was amortizing, and current discount rates. Loans, except for PCI loans, were grouped together according to similar characteristics and were treated in the aggregate when applying various valuation techniques. The estimate of expected cash flows incorporates our best estimate of current key assumptions, such as property values, default rates, loss severity and prepayment speeds. Discount rates were based on market rates for new originations of comparable loans, where available, and included adjustments for liquidity factors.

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

For acquired loans not considered credit impaired ("non-PCI") loans, we recognize the entire fair value discount accretion based on the acquired loan's contractual cash flows using an effective interest rate method for term loans, and on a straight line basis to interest income for revolving lines, as the timing and amount of cash flows under revolving lines are not predictable. The level of accretion on non-PCI loans varies from period to period due to maturities and early pay-offs of these loans during the reporting periods. Subsequent to acquisition, if the probable and estimable losses for non-PCI loans exceed the amount of the remaining unaccreted discount, the excess is established as an allowance for loan losses.

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

The accounting guidance for PCI loans provides that the difference between the contractually required payments and the cash flows expected to be collected at acquisition, considering the impact of prepayments, is referred to as the nonaccretable difference and is not recorded. Furthermore, the difference between the expected cash flows and the fair value at acquisition date ("accretable difference") is accreted into interest income at a level yield of return over the remaining term of the loan, provided that the timing and amount of future cash flows is reasonably estimable.

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

If we have probable decreases in cash flows expected to be collected on PCI loans, specific allowances are established for these PCI loans that have experienced credit deterioration subsequent to acquisitions. The amount of cash flows expected to be collected and, accordingly, the adequacy of the allowance for loan losses are particularly sensitive to

Page-38

changes in loan credit quality. If we have probable and significant increases in cash flows expected to be collected on PCI loans, we first reverse any previously established specific allowance for loan loss and then increase interest income as a prospective yield adjustment over the remaining life of the loans. The impact of changes in variable interest rates is recognized prospectively as adjustments to interest income.

The estimate of cash flows expected to be collected is updated each quarter and requires the continued usage of key assumptions and estimates similar to the initial estimate of fair value. Given the current economic environment, we apply judgment to develop our estimate of cash flows for PCI loans given the impact of collateral value changes, loan workout plans, changing probability of default, loss severities and prepayments. Therefore, accretion on PCI loans fluctuates based on changes in cash flows expected to be collected.

For purposes of accounting for the PCI loans from past business combinations, we elected not to apply the pooling method but to account for these loans individually. Disposals of loans, which may include sales of loans to third parties, receipt of payments in full by the borrower, or foreclosure of the collateral, result in removal of the loan from the PCI loan portfolio at its carrying amount. If a PCI loan pays-off earlier than expected, a gain is recorded as interest income when the pay-off amount exceeds the recorded investment.

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

For each security in an unrealized loss position, we assess whether we intend to sell the security or if it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis less any current-period credit losses. If we intend to sell the security or it is more likely than not we will be required to sell the security before recovery of its amortized cost basis less any current-period credit loss, the entire difference between the investment’s amortized cost basis and its fair value at the balance sheet date is recognized against earnings.

For impaired securities that are not intended for sale and will not be required to be sold prior to recovery of our amortized cost basis, we determine if the impairment has a credit loss component. For both held-to-maturity and available-for-sale securities, if the amount of cash flows expected to be collected are less than those at the last reporting date, an other-than-temporary impairment shall be considered to have occurred and the credit loss component is recognized in earnings as the present value of the change in expected future cash flows. In determining the present value of the expected cash flows, we discount the expected cash flows at the effective interest rate implicit in the security at the date of purchase. The remaining difference between the fair value and the amortized basis is deemed to be due to factors that are not credit related and is recognized in other comprehensive income, net of applicable taxes.

For held-to-maturity securities, if there is no credit loss, no impairment is recognized. The other-than-temporary impairment recognized in other comprehensive income for credit impaired debt securities classified as held-to-maturity is accreted from other comprehensive income to the amortized cost of the debt security over the remaining life of the debt security in a prospective manner on the basis of the amount and timing of future estimated cash flows.

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

Page-39

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

We recognize the financial statement effect of a tax position when it is more likely than not, based on the technical merits and all available evidence, that the position will be sustained upon examination, including the resolution through protests, appeals or litigation processes. For tax positions that meet the more-likely-than-not threshold, we measure and record the largest amount of tax benefit that is greater than fifty percent likely of being realized upon ultimate settlement with the taxing authority. The remainder of the benefits associated with tax positions taken is recognized as a liability for unrecognized tax benefits, along with any related interest and penalties. Interest and penalties related to unrecognized tax benefits are recorded in tax expense.

In deciding whether or not our tax positions taken meet the more-likely-than-not recognition threshold, we must make judgments and interpretations about the application of inherently complex state and federal tax laws. To the extent tax authorities disagree with tax positions taken by us, our effective tax rates could be materially affected in the period of settlement with the taxing authorities. Revision of our estimate of accrued income taxes also may result from our own income tax planning, which may impact effective tax rates and results of operations for any given quarter.

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

Page-40

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

Page-41

Average Statements of Condition and Analysis of Net Interest Income

	Three months ended			Three months ended
	March 31, 2014			March 31, 2013
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in thousands; unaudited)	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Interest-bearing due from banks [1]	$85,750	$51	0.24%	$5,710	$8	0.56%
Investment securities [2,3]	361,795	2,293	2.54%	284,429	1,780	2.50%
Loans [1,3,4]	1,268,841	16,511	5.20%	1,062,957	13,808	5.20%
Total interest-earning assets [1]	1,716,386	18,855	4.39%	1,353,096	15,596	4.61%
Cash and non-interest-bearing due from banks	41,793			28,250
Bank premises and equipment, net	9,088			9,425
Interest receivable and other assets, net	55,829			37,892
Total assets	$1,823,096			$1,428,663
Liabilities and Stockholders' Equity
Interest-bearing transaction accounts	$127,098	$23	0.07%	$129,379	$11	0.03%
Savings accounts	121,278	11	0.04%	96,561	8	0.03%
Money market accounts	518,930	158	0.12%	432,154	99	0.09%
CDARS® time accounts	36	—	—%	12,866	5	0.16%
Other time accounts	160,942	235	0.59%	140,254	232	0.67%
FHLB fixed-rate advances	15,000	78	2.07%	18,513	79	1.71%
Subordinated debenture [1]	4,988	105	8.58%	—	—	—%
Total interest-bearing liabilities	948,272	610	0.26%	829,727	434	0.21%
Demand accounts	674,689			429,335
Interest payable and other liabilities	15,748			14,892
Stockholders' equity	184,387			154,709
Total liabilities & stockholders' equity	$1,823,096			$1,428,663
Tax-equivalent net interest income/margin [1]		$18,244	4.25%		$15,162	4.48%
Reported net interest income/margin [1]		$17,894	4.17%		$14,796	4.37%
Tax-equivalent net interest rate spread			4.13%			4.40%

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

The tax-equivalent net interest margin was 4.25% in the first quarter of 2014, compared to 4.48% in the same quarter a year ago.  The decrease of twenty-three basis points was primarily due to the impact of the low interest rate environment on our loan portfolio rates, an increase in cash balances as a percentage of interest-earning assets and the absence of gains on pay-offs of PCI loans, partially offset by the accretive effects of loans from the NorCal acquisition. The net interest spread decreased twenty-seven basis points over the same period for the same reasons.

The tax-equivalent net interest margin increased twenty basis points from the quarter ended December 31, 2013. The accretion of the purchase discounts on loans acquired from NorCal and a shift towards higher yielding assets contributed to the increase in net-interest margin in the first quarter of 2014 compared to the prior quarter.

The average yield on interest-earning assets decreased twenty-two basis points in the first quarter of 2014 compared to the first quarter of 2013 due to the reasons listed above. The loan portfolio as a percentage of average interest-

Page-42

earning assets was 73.9% and 78.6% for the first quarter of 2014 and the first quarter of 2013, respectively. Total average interest-earning assets increased $363.3 million, or 26.8%, in the first quarter of 2014, compared to the first quarter of 2013, due to both the NorCal acquisition and organic growth.

Market interest rates are, in part, based on the target Federal Funds interest rate (the interest rate banks charge each other for short-term borrowings) implemented by the Federal Reserve Open Market Committee ("FOMC"). In December of 2008, the target interest rate reached an historic low with a range of 0% to 0.25% where it remained as of March 31, 2014. The accommodative monetary policy measures taken by the FOMC in recent years, including three rounds of quantitative easing, has led to a prolonged low interest rate environment. As a result, we have experienced downward pricing pressure on our interest-earning assets that negatively impacted our net interest margin and yields on our earning assets.

Our net interest margin fluctuations due to acquired loans were as follows:

	Three months ended
	March 31, 2014		March 31, 2013
(dollars in thousands; unaudited)	Dollar Amount	Basis point impact to net interest margin	Dollar Amount	Basis point impact to net interest margin
Accretion on PCI loans	$180	4 bps	$236	7 bps
Accretion on non-PCI loans	$1,330	31 bps	$132	4 bps
Gains on pay-offs of PCI loans	$—	0 bps	$320	9 bps

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

The provision for loan losses totaled $150 thousand in the first quarter of 2014, compared to a reversal in the provision for loan losses totaling 230 thousand in the same quarter a year ago.

The allowance for loan losses decreased to 1.11% of loans at March 31, 2014, from 1.12% at December 31, 2013. Non-accrual loans totaled $10.1 million, or 0.79% of Bancorp's loan portfolio at March 31, 2014, compared to $11.7 million, or 0.92% at December 31, 2013. The decrease in non-accrual loans primarily relates to $1.4 million in commercial and construction loans that were resolved in the first quarter of 2014.

Impaired loan balances totaled $25.8 million at March 31, 2014, compared to $25.7 million at December 31, 2013, with specific valuation allowances of $1.7 million and $2.0 million, respectively. Classified loans, which have regulatory risk grades of "substandard" or "doubtful", increased to $34.3 million at March 31, 2014, from $31.1 million at December 31, 2013.

Net charge-offs in the first quarter of 2014 totaled $142 thousand, compared to net recoveries of $3 thousand in the same quarter a year ago. The net charge-offs in the first quarter of 2014 primarily related to the resolution of two non-accrual loans, for which reserves had been previously established. The percentage of net charge-offs to average loans was 0.01% in the first quarter of 2014, compared to 0.00% in the first quarter of 2013.

Page-43

Non-interest Income

The table below details the components of non-interest income.

	Three months ended		Amount	Percent
(dollars in thousands; unaudited)	March 31, 2014	March 31, 2013	Increase (Decrease)	Increase (Decrease)
Service charges on deposit accounts	$556	$521	$35	6.7%
Wealth Management and Trust Services	564	547	17	3.1%
Debit card interchange fees	300	252	48	19.0%
Merchant interchange fees	198	205	(7)	(3.4)%
Earnings on Bank-owned life insurance	213	401	(188)	(46.9)%
Other income	385	180	205	113.9%
Total non-interest income	$2,216	$2,106	$110	5.2%

Service charges on deposit accounts and debit card interchange fees increased in the first quarter of 2014 when compared to the first quarter of 2013 due to increased volume related to the NorCal acquisition.

The increase in Wealth Management and Trust Services (WMTS) income in the three-month period ended March 31, 2014 compared to the same period last year is due to the addition of new assets and market value appreciation of existing assets under management. Assets under management totaled approximately $337.4 million at March 31, 2014 and $304.4 million at March 31, 2013.

Bank-owned life insurance (“BOLI”) income decreased in the three-month period ended March 31, 2014 when compared to the three-month period ended March 31, 2013 due to a $223 thousand death benefit realized on the death of an insured employee in the first quarter of 2013, partially offset by new policies acquired from NorCal and additional policies purchased during the last year.

Other income increased for the three months ended March 31, 2014 when compared to the same quarter a year ago, primarily due to higher dividend income from the FHLB and other one-time income.

Page-44

Non-interest Expense

The table below details the components of non-interest expense.

	Three months ended		Amount	Percent
(dollars in thousands; unaudited)	March 31, 2014	March 31, 2013	Increase (Decrease)	Increase (Decrease)
Salaries and related benefits	$6,930	$5,298	$1,632	30.8%
Occupancy and equipment	1,334	1,073	261	24.3%
Depreciation and amortization	416	336	80	23.8%
Federal Deposit Insurance Corporation	250	214	36	16.8%
Data processing	1,360	549	811	147.7%
Professional services	628	527	101	19.2%
Other non-interest expense
Advertising	111	117	(6)	(5.1)%
Other expense	1,814	1,581	233	14.7%
Total other non-interest expense	1,925	1,698	227	13.4%
Total non-interest expense	$12,843	$9,695	$3,148	32.5%

Salary and benefit expenses increased in the first quarter of 2014 when compared to the same quarter last year mainly due to acquisition-related personnel and severance costs, as well as the addition of commercial lenders in our Napa and Santa Rosa offices.

The increase in occupancy and equipment expenses in the three months ended March 31, 2014 compared to the three months ended March 31, 2013, including depreciation and amortization, is primarily due to the rent and common area maintenance expenses and other occupancy expenses related to the NorCal acquisition.

The increase in data processing in the first quarter of 2014 when compared to the first quarter of 2013 reflects one-time expenses of $442 thousand related to the NorCal acquisition. Additionally, data processing, FDIC insurance and other expenses include higher ongoing expenses as a result of the acquisition.

Professional service expenses increased in the first quarter of 2014 when compared to the same quarter last year mainly due to accounting fees related to both internal and external audit.

Ongoing expenses for data processing transaction volumes, staffing, and facilities are projected to stabilize at somewhat higher than pre-acquisition levels due to the expansion into the East Bay and lenders added in the North Bay.

Page-45

Provision for Income Taxes

The provision for income taxes for the first quarter of 2014 is $2.6 million at an effective tax rate of 36.3%, compared to $2.6 million at an effective tax rate of 34.6% in the same quarter last year. The increase in the effective tax rate is primarily due to a higher expected pre-tax income for 2014 compared to 2013, and the expiration of the California Enterprise Zone loan tax benefits at January 1, 2014. These provisions reflect accruals for taxes at the applicable rates for federal income tax and California franchise tax based upon pre-tax income, and adjusted for the effects of all permanent differences between income for tax and financial reporting purposes (such as earnings on qualified municipal securities, BOLI, certain tax-exempt loans and low income housing tax credits). Therefore, there are fluctuations in the effective rate from period to period based on the relationship of net permanent differences to income before tax.

Bancorp and the Bank have entered into a tax allocation agreement which provides that income taxes shall be allocated between the parties on a separate entity basis. The intent of this agreement is that each member of the consolidated group will incur no greater tax liability than it would have incurred on a stand-alone basis.

We file a consolidated return in the U.S. Federal tax jurisdiction and a combined return in the State of California tax jurisdiction. We are no longer subject to tax examinations by taxing authorities for years beginning before 2011 for U.S. Federal or before 2010 for California. There were no ongoing federal income tax examinations at the issuance of this report.

The State of California is currently examining 2011 and 2012 corporate income tax returns. At the time of issuance of this quarterly report, no adjustments have been proposed by the California Franchise Tax Board in connection with the examination. Although timing of the resolution or closure of the examination is uncertain, we do not anticipate a need to establish a reserve for uncertain tax positions in the next 12 months. At March 31, 2014 and December 31, 2013, neither the Bank nor Bancorp had accruals for interest and penalties related to unrecognized tax benefits.

FINANCIAL CONDITION SUMMARY

Investment Securities

During the first three months of 2014, total assets decreased $7.3 million to $1.8 billion.  The decrease in assets primarily reflects decreases in cash, cash equivalents and investment securities partially redeployed to loan originations in the quarter. Investment securities in our portfolio that may be backed by mortgages having sub-prime or Alt-A features (certain privately issued CMOs) represent 1.1% of our total investment portfolio at March 31, 2014, compared to 1.7% at December 31, 2013.

Page-46

At March 31, 2014 and December 31, 2013, distribution of our investment in obligations of state and political subdivisions was as follows:

	March 31, 2014				December 31, 2013
			% of state and	[1]			% of state and	[1]
(dollars in thousands; unaudited)	Amortized Cost	Fair Value	municipal securities		Amortized Cost	Fair Value	municipal securities
Within California:
General obligation bonds	$23,177	$23,414	25.1%		$23,765	$23,858	24.7%
Revenue bonds	19,648	19,844	21.3%		19,721	19,672	20.5%
Tax allocation bonds	8,360	8,294	8.7%		9,114	8,902	9.1%
Total in California	51,185	51,552	55.1%		52,600	52,432	54.3%

Outside California:
General obligation bonds	30,338	31,668	33.2%		30,490	31,819	32.1%
Revenue bonds	11,010	10,854	11.7%		13,239	12,949	13.6%
Total outside California	41,348	42,522	44.9%		43,729	44,768	45.7%

Total obligations of state and political subdivisions	$92,533	$94,074	100.0%		$96,329	$97,200	100.0%

[1] Based on par values.

The portion of the portfolio outside the state of California is distributed among 17 states. The largest concentrations are in Illinois (8.5%), Ohio (5.0%) and Michigan (3.7%). Revenue bonds, both within and outside California, primarily consisted of bonds relating to essential services (such as roads and utilities) and school district bonds.

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

There are six California tax allocation bonds totaling $3.0 million at amortized cost and at fair value for which Moody’s credit ratings diverge from the internal assessment. In June 2012, Moody’s Investor Service downgraded to Ba1 all uninsured California redevelopment agency tax allocation bonds (“RDA”s) that were rated Baa3 or higher. The downgrade to Ba1 was prompted by the increased risk of default resulting from the state's dissolution of all redevelopment agencies. The downgrade was based on the potential risk that new laws governing "successor" agencies (Assembly bills 26 and 1484) might further reduce credit quality, and uncertainty as to whether there was sufficient information available to assess the credit quality of tax allocation bonds. In 2013, certain ratings of RDAs were withdrawn by Moody’s. Internal research shows the dispute between the California State Department of Finance and certain successor agencies regarding funds on hand required for payment of debt service, has been successfully resolved in the successor agencies’ favor by the State Superior Court. In addition, the California State Department of Finance is in the process of approving refinancing requests from the successor agencies. Debt coverage ratios and assessed property value trends indicate that Moody’s rating downgrade/withdrawal is not necessarily reflective of the issuers’ credit profiles.

Page-47

We sold one available-for-sale and three held-to-maturity securities in the first quarter of 2014 with total proceeds of $2.0 million and $725 thousand, respectively, and incurred a loss of $15 thousand and a gain of $7 thousand, respectively. The sale of the held-to-maturity securities issued by the same municipality was due to evidence of significant deterioration of creditworthiness of the issuer since purchase.

Loans

We had a relatively strong level of loan originations this quarter that was partially offset by early pay-offs and refinancing activity, in line with current market pressure and strong competition for quality loans, as well as maturities and our successful resolution of problem loans. Our residential loan portfolio includes no sub-prime loans, nor is it our normal practice to underwrite loans commonly referred to as "Alt-A mortgages," the characteristics of which are loans lacking full documentation, borrowers having low FICO scores or collateral compositions reflecting high loan-to-value ratios. Refer to Note 6 for the composition of our outstanding loans by class.

Liabilities

During the first three months of 2014, total liabilities decreased $12.6 million to $1.6 billion primarily due to a decrease in deposits. The lower level of money market accounts primarily reflects attrition in certain high-priced deposits from Bank of Alameda after repricing during the system conversion in March 2014. Non-interest-bearing deposits increased $53.4 million while transaction accounts decreased $41.2 million during the first quarter of 2014. Non-interest-bearing deposits totaled 44.5% of total deposits as of March 31, 2014, compared to 40.8% at the prior quarter-end and 39.5% at March 31, 2013. The increase primarily reflects the conversion of certain Bank of Alameda transaction accounts to non-interest-bearing accounts.

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

In December 2010, the Basel Committee on Bank Supervision finalized a set of international guidelines for determining regulatory capital known as “Basel III.” These guidelines were developed to address many of the perceived weaknesses in the banking industry that contributed to the past financial crisis, including excessive leverage, inadequate and low quality capital and insufficient liquidity buffers. In July 2013, the Board of Governors of the Federal Reserve, the FDIC and the Office of the Comptroller, finalized a rule to implement Basel III. The rule is subject to a phase in period beginning January 2015, and all changes should be implemented by January 2019. The guidelines, among other things, increase minimum capital requirements of bank holding companies, including increasing the Tier 1 capital to risk-weighted assets ratio to 6%, introducing a new requirement to maintain a minimum ratio of common equity Tier 1 capital to risk-weighted assets of 4.5%, and in 2019, when fully phased in, a capital conservation buffer of an additional 2.5% of risk weighted assets. In addition, there have been several updates to the way risk weighted assets are assessed. The three changes that will affect the Bank most significantly are: the movement of past due exposures from 100% to 150% risk weight; the movement of off-balance sheet items with an original maturity of one year or less from 0% to 20% risk weight; and the risk weighting of mortgage-backed securities using the gross-up approach instead

Page-48

of the ratings based approach. As a result of their implementation, we have modeled our ratios under the finalized rules and we do not expect that we will be required to raise additional capital.

The Bank’s and Bancorp’s capital adequacy ratios as of March 31, 2014 and December 31, 2013 are presented in the following tables. Bancorp's tier one capital includes the subordinated debentures, which are not included at the Bank level. We continue to build capital in 2014 due to the accumulation of net income.

Capital Ratios for Bancorp (dollars in thousands; March 31, 2014 unaudited)	Actual Ratio		Ratio to Capital Adequacy Purposes
As of March 31, 2014	Amount	Ratio	Amount	Ratio
Total Capital (to risk-weighted assets)	$195,115	13.52%	≥$115,476	≥ 8.0%
Tier 1 Capital (to risk-weighted assets)	$180,203	12.48%	≥$57,738	≥ 4.0%
Tier 1 Capital (to average assets)	$180,203	9.94%	≥$71,484	≥ 4.0%

As of December 31, 2013
Total Capital (to risk-weighted assets)	$190,738	13.21%	≥$115,524	≥ 8.0%
Tier 1 Capital (to risk-weighted assets)	$175,835	12.18%	≥$57,762	≥ 4.0%
Tier 1 Capital (to average assets)	$175,835	10.78%	≥$65,222	≥ 4.0%

Capital Ratios for the Bank (dollars in thousands; March 31, 2014 unaudited)	Actual Ratio		Ratio for Capital Adequacy Purposes		Ratio to be Well Capitalized under Prompt Corrective Action Provisions
As of March 31, 2014	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk-weighted assets)	$187,531	13.00%	≥$115,445	≥ 8.0%	≥$144,306	≥ 10.0%
Tier 1 Capital (to risk-weighted assets)	$172,619	11.96%	≥$57,722	≥ 4.0%	≥$86,584	≥ 6.0%
Tier 1 Capital (to average assets)	$172,619	9.53%	≥$71,468	≥ 4.0%	≥$89,335	≥ 5.0%

As of December 31, 2013
Total Capital (to risk-weighted assets)	$181,911	12.60%	≥$115,495	≥ 8.0%	≥$144,368	≥ 10.0%
Tier 1 Capital (to risk-weighted assets)	$167,007	11.57%	≥$57,747	≥ 4.0%	≥$86,621	≥ 6.0%
Tier 1 Capital (to average assets)	$167,007	10.24%	≥$65,215	≥ 4.0%	≥$81,519	≥ 5.0%

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

Management regularly adjusts our investments in liquid assets based upon our assessment of expected loan demand, expected deposit flows, yields available on interest-earning securities and the objectives of our asset/liability management program. Management monitors the bank's liquidity and capital markets on a regular basis for signs of stress and has developed a contingency funding plan should liquidity risk increase above internal limits.

We obtain funds from the repayment and maturity of loans as well as deposit inflows, investment security maturities and pay-downs, Federal Funds purchases, FHLB advances, and other borrowings.  Our primary uses of funds are the origination of loans, the purchase of investment securities, withdrawals of deposits, maturities of certificates of deposits, repayment of borrowings, and dividends to common stockholders.

Page-49

We attract and retain new deposits, which depends upon the variety and effectiveness of our customer account products, service and convenience, and rates paid to customers, as well as our financial strength. Any long-term decline in retail deposit funding would adversely impact our liquidity. We have secured borrowing capacity through the FHLB and FRB that can be drawn upon and ensure diversification of funding sources. Management anticipates our current strong liquidity position and core deposit base will provide adequate liquidity to fund our operations.

As presented in the accompanying unaudited consolidated statements of cash flows, the sources of liquidity vary between periods. Our cash and cash equivalents at March 31, 2014 totaled $91.6 million, a decrease of $12.2 million from December 31, 2013. The primary uses of funds during the first three months of 2014 were $9.9 million in purchases of available-for-sale investment securities, $7.8 million in loan originations (net of principal collections) and a decline in deposits amounting to $10.8 million, which was primarily due to attrition in certain high-priced deposits from Bank of Alameda after repricing during the system conversion in March 2014. The primary sources of funds included $14.9 million in proceeds from sales, pay-downs and maturities of investment securities and $2.1 million net cash provided by operating activities.

At March 31, 2014, our cash and cash equivalents and unpledged available-for-sale securities with estimated maturities within one year totaled $97.1 million. The remainder of the unpledged available-for-sale securities portfolio of $209.6 million provides additional liquidity. These liquid assets equaled 17.0% of our assets at March 31, 2014, compared to 18.4% at December 31, 2013.

We anticipate that cash and cash equivalents on hand and other sources of funds will provide adequate liquidity for our operating, investing and financing needs and our regulatory liquidity requirements for the foreseeable future. Management monitors our liquidity position daily, balancing loan fundings/payments with changes in deposit activity and overnight investments. Our emphasis on local deposits combined with our well-capitalized equity position, provides a very stable funding base. In addition to cash and cash equivalents, we have substantial additional borrowing capacity including unsecured lines of credit totaling $87.0 million with correspondent banks.  Further, we have pledged a certain residential loan portfolio to secure our borrowing capacity with the FRB, which totaled $25.8 million at March 31, 2014.  As of March 31, 2014, there is no debt outstanding to correspondent banks or the FRB. We are also a member of the FHLB and have a line of credit (secured under terms of a blanket collateral agreement by a pledge of essentially all of our unencumbered financial assets) in the amount of $494.9 million, of which $479.7 million was available at March 31, 2014. The interest rates on overnight borrowings with both correspondent banks and the FHLB are determined daily and generally approximate the Federal Funds target rate.

Undisbursed loan commitments, which are not reflected on the consolidated statements of condition, totaled $339.5 million at March 31, 2014. This amount included $178.9 million under commercial lines of credit (these commitments are contingent upon customers maintaining specific credit standards), $107.1 million under revolving home equity lines, $29.0 million under undisbursed construction loans, $13.3 million under standby letters of credit, and a remaining $11.2 million under personal and other lines of credit. These commitments, to the extent used, are expected to be funded primarily through the repayment of existing loans, deposit growth and existing balance sheet liquidity. Over the next twelve months $96.9 million of time deposits will mature.

Since Bancorp is a holding company and does not conduct regular banking operations, its primary sources of liquidity are dividends from the Bank. Under the California Financial Code, payment of a dividend from the Bank to Bancorp without advance regulatory approval is restricted to the lesser of the Bank’s retained earnings or the amount of the Bank’s undistributed net profits from the previous three fiscal years. The primary uses of funds for Bancorp are shareholder dividends, interest payments on subordinated debentures and ordinary operating expenses.  Bancorp held $7.1 million of cash at March 31, 2014. These funds are deemed sufficient to cover Bancorp's operational needs and cash dividends to shareholders through the end of 2014. Management anticipates that there will be sufficient earnings at the Bank level to provide dividends to Bancorp to meet its funding requirements for the foreseeable future.

Page-50

ITEM 3.     Quantitative and Qualitative Disclosure about Market Risk

Market risk is defined as the risk of loss arising from an adverse change in the market value of financial instruments caused by fluctuations in market prices or interest rates. Our most significant form of market risk is interest rate risk, which is inherent in our investment, borrowing, lending and deposit gathering activities. Interest rate changes can create fluctuations in the net interest margin due to an imbalance in the timing of repricing or maturity of assets and liabilities. Management, together with ALCO, seeks to minimize the exposure of our earnings, liquidity and capital to changes in interest rates by minimizing the impact of interest rate volatility on our net interest margin.

Sensitivity of net interest income (“NII”), liquidity and capital to interest rate changes results from changes in market prices as well as differences in the maturity or repricing of asset and liability portfolios. To mitigate this risk, the structure of the Consolidated Statement of Condition is managed with the objective of correlating the movements of interest rates on loans and investments with those of deposits and borrowings. Company policies set limits on the acceptable amount of change to NII, liquidity and capital in changing interest rate environments. We use simulation models to forecast cash flows that produce NII and liquidity.

From time to time, we enter into certain interest rate swap contracts designated as fair value hedges to mitigate the changes in the fair value of specified long-term fixed-rate loans and firm commitments to enter into long-term fixed-rate loans caused by changes in interest rates. See Note 10 to the Consolidated Financial Statements in this Form 10-Q.

Exposure to interest rate and liquidity risk is reviewed at least quarterly by the ALCO and the Board of Directors. Simulation models are used to measure these risks and to develop ways to improve profitability. A simplified statement of condition is prepared on a quarterly basis as a starting point, using as inputs, actual loans, investments, borrowings and deposits. If potential changes to net equity value, liquidity and net interest income resulting from hypothetical interest changes are not within the limits established by the Board of Directors, Management may adjust the asset and liability mix to bring the risk position within approved limits.

Since 2008, there have been no changes in the Federal funds target rate which has been kept at an historically low level of 0-0.25%. The Bank currently has low interest rate risk and is asset sensitive (net interest margin positioned to increase if rates go up). Since the prior quarter, the yield curve has steepened mildly and rates along the intermediate to long end of the yield curve have increased. It is expected to benefit us when market yields in new loans respond to this yield curve movement, although it may be on a lagged basis. We are less asset sensitive compared to December 31, 2013 due to deployment of cash during the first quarter. Our earnings and net interest margin are expected to increase when short-term rates rise. In addition to our solid core deposit base, we have mitigated earnings sensitivity to a certain extent through the use of interest rate swaps.

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

We are responsible for our proportionate share of certain litigation indemnifications provided to Visa U.S.A. by its member banks in connection with lawsuits related to anti-trust charges and interchange fees. For further details, see Note 13 to the Consolidated Financial Statements in Item 8 of our 2013 Form 10-K and Note 9 to the Consolidated Financial Statements in this Form 10-Q herein.

ITEM 1A      Risk Factors

There have been no material changes from the risk factors previously disclosed in our 2013 Form 10-K. Refer to “Risk Factors” in our 2013 Form 10-K, pages 12 through 20.

ITEM 2       Unregistered Sales of Equity Securities and Use of Proceeds

We did not have any unregistered sales of our equity securities during the three months ended March 31, 2014.

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

Bank of Marin Bancorp
(registrant)

May 8, 2014	/s/ Russell A. Colombo
Date	Russell A. Colombo
President &
Chief Executive Officer
(Principal Executive Officer)

May 8, 2014	/s/ Tani Girton
Date	Tani Girton
Executive Vice President &
Chief Financial Officer
(Principal Financial Officer)

May 8, 2014	/s/ Cecilia Situ
Date	Cecilia Situ
First Vice President &
Manager of Finance & Treasury
(Principal Accounting Officer)

Page-54