Form 10-Q
period 2014-06-30
Bank of Marin Bancorp
filed 2014-08-08
CIK 1403475

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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
Yes ☒                   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark if the registrant is a shell company, as defined in Rule 12b-2 of the Exchange Act.
Yes   ☐     No  ☒

As of July 31, 2014, there were 5,925,980 shares of common stock outstanding.

Page-2

PART I       FINANCIAL INFORMATION

ITEM 1.  Financial Statements

BANK OF MARIN BANCORP CONSOLIDATED STATEMENTS OF CONDITION at June 30, 2014 and December 31, 2013

(dollars in thousands, except share data; 2014 unaudited)	June 30, 2014	December 31, 2013
Assets
Cash and due from banks	$81,380	$103,773
Investment securities
Held-to-maturity, at amortized cost	123,085	122,495
Available-for-sale, at fair value (amortized cost $214,627 and $245,158 at June 30, 2014 and December 31, 2013, respectively)	215,873	243,998
Total investment securities	338,958	366,493
Loans, net of allowance for loan losses of $14,900 and $14,224 at June 30, 2014 and December 31, 2013, respectively	1,323,611	1,255,098
Bank premises and equipment, net	9,296	9,110
Goodwill	6,436	6,436
Core deposit intangible	4,117	4,503
Interest receivable and other assets	60,103	59,781
Total assets	$1,823,901	$1,805,194

Liabilities and Stockholders' Equity
Liabilities
Deposits
Non-interest-bearing	$724,975	$648,191
Interest-bearing
Transaction accounts	95,052	137,748
Savings accounts	121,890	118,770
Money market accounts	500,720	520,525
CDARS® time accounts	—	400
Other time accounts	156,186	161,468
Total deposits	1,598,823	1,587,102
Federal Home Loan Bank borrowings	15,000	15,000
Subordinated debentures	5,077	4,969
Interest payable and other liabilities	14,095	17,236
Total liabilities	1,632,995	1,624,307

Stockholders' Equity
Preferred stock, no par value Authorized - 5,000,000 shares, none issued	—	—
Common stock, no par value Authorized - 15,000,000 shares; Issued and outstanding - 5,912,774 and 5,877,524 at June 30, 2014 and December 31, 2013, respectively	81,219	80,095
Retained earnings	108,922	101,464
Accumulated other comprehensive income (loss), net	765	(672)
Total stockholders' equity	190,906	180,887
Total liabilities and stockholders' equity	$1,823,901	$1,805,194

The accompanying notes are an integral part of these consolidated financial statements.

Page-3

BANK OF MARIN BANCORP CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three months ended		Six months ended
(dollars in thousands, except per share amounts; unaudited)	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Interest income
Interest and fees on loans	$16,363	$13,366	$32,682	$27,001
Interest on investment securities
Securities of U.S. government agencies	1,193	585	2,425	1,210
Obligations of state and political subdivisions	607	437	1,241	1,075
Corporate debt securities and other	256	339	524	663
Interest due from banks and other	37	3	88	11
Total interest income	18,456	14,730	36,960	29,960
Interest expense
Interest on interest-bearing transaction accounts	26	12	49	23
Interest on savings accounts	11	8	22	16
Interest on money market accounts	131	95	289	194
Interest on CDARS® time accounts	—	2	—	7
Interest on other time accounts	231	224	466	456
Interest on FHLB and overnight borrowings	78	84	156	163
Interest on subordinated debentures	105	—	210	—
Total interest expense	582	425	1,192	859
Net interest income	17,874	14,305	35,768	29,101
Provision for loan losses	600	1,100	750	870
Net interest income after provision for loan losses	17,274	13,205	35,018	28,231
Non-interest income
Service charges on deposit accounts	528	515	1,084	1,036
Wealth Management and Trust Services	613	539	1,177	1,086
Debit card interchange fees	360	280	660	532
Merchant interchange fees	207	222	405	427
Earnings on Bank-owned life insurance	211	186	424	587
Gain on sale of securities	97	—	89	—
Other income	352	202	745	382
Total non-interest income	2,368	1,944	4,584	4,050
Non-interest expense
Salaries and related benefits	6,232	5,430	13,162	10,728
Occupancy and equipment	1,329	1,052	2,663	2,125
Depreciation and amortization	403	353	819	689
Federal Deposit Insurance Corporation insurance	269	223	519	437
Data processing	748	696	2,108	1,245
Professional services	412	814	1,040	1,341
Other expense	2,064	1,851	3,989	3,549
Total non-interest expense	11,457	10,419	24,300	20,114
Income before provision for income taxes	8,185	4,730	15,302	12,167
Provision for income taxes	3,017	1,675	5,601	4,246
Net income	$5,168	$3,055	$9,701	$7,921
Net income per common share:
Basic	$0.88	$0.56	$1.65	$1.47
Diluted	$0.86	$0.55	$1.62	$1.44
Weighted average shares used to compute net income per common share:
Basic	5,888	5,419	5,879	5,404
Diluted	5,993	5,509	5,987	5,498
Dividends declared per common share	$0.19	$0.18	$0.38	$0.36
Comprehensive income:
Net income	$5,168	$3,055	$9,701	$7,921
Other comprehensive income (loss)
Change in net unrealized gain (loss) on available-for-sale securities	976	(1,666)	2,391	(1,969)
Reclassification adjustment for loss on sale of available-for-sale securities included in net income	—	—	15	—
Net change in unrealized gain (loss) on available-for-sale securities, before tax	976	(1,666)	2,406	(1,969)
Deferred tax expense (benefit)	450	(700)	969	(826)
Other comprehensive income (loss), net of tax	526	(966)	1,437	(1,143)
Comprehensive income	$5,694	$2,089	$11,138	$6,778

The accompanying notes are an integral part of these consolidated financial statements.

Page-4

BANK OF MARIN BANCORP CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
for the year ended December 31, 2013 and the six months ended June 30, 2014

(dollars in thousands; 2014 unaudited )	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income, Net of Taxes	Total
	Shares	Amount
Balance at December 31, 2012	5,389,210	$58,573	$91,164	$2,055	$151,792
Net income	—	—	14,270	—	14,270
Other comprehensive loss	—	—	—	(2,727)	(2,727)
Stock options exercised	71,237	2,218	—	—	2,218
Excess tax benefit - stock-based compensation	—	125	—	—	125
Stock issued under employee stock purchase plan	870	34	—	—	34
Restricted stock granted	11,850	—	—	—	—
Restricted stock forfeited / cancelled	(3,998)	—	—	—	—
Stock-based compensation - stock options	—	175	—	—	175
Stock-based compensation - restricted stock	—	228	—	—	228
Cash dividends paid on common stock	—	—	(3,970)	—	(3,970)
Stock purchased by directors under director stock plan	160	6			6
Stock issued in payment of director fees	5,619	222	—	—	222
Stock issued to NorCal Community Bancorp shareholders	402,576	18,514	—	—	18,514
Balance at December 31, 2013	5,877,524	$80,095	$101,464	$(672)	$180,887
Net income	—	—	9,701	—	9,701
Other comprehensive income	—	—	—	1,437	1,437
Stock options exercised	25,206	672	—	—	672
Excess tax benefit - stock-based compensation	—	106	—	—	106
Stock issued under employee stock purchase plan	329	14	—	—	14
Restricted stock granted	8,523	—	—	—	—
Restricted stock forfeited / cancelled	(1,191)	—	—	—	—
Stock-based compensation - stock options	—	108	—	—	108
Stock-based compensation - restricted stock	—	121	—	—	121
Cash dividends paid on common stock	—	—	(2,243)	—	(2,243)
Stock issued in payment of director fees	2,383	103	—	—	103
Balance at June 30, 2014	5,912,774	$81,219	$108,922	$765	$190,906

The accompanying notes are an integral part of these consolidated financial statements.

Page-5

BANK OF MARIN BANCORP CONSOLIDATED STATEMENTS OF CASH FLOWS
for the six months ended June 30, 2014 and 2013

(dollars in thousands, unaudited)	June 30, 2014	June 30, 2013
Cash Flows from Operating Activities:
Net income	$9,701	$7,921
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	750	870
Compensation expense--common stock for director fees	133	110
Stock-based compensation expense	229	211
Excess tax benefits from exercised stock options	(67)	(66)
Amortization of core deposit intangible	386	—
Amortization of investment security premiums, net of accretion of discounts	1,300	1,676
Accretion of discount on acquired loans	(2,410)	(789)
Accretion of discount on subordinated debentures	108	—
Net amortization of deferred loan origination costs/fees	(265)	(674)
(Gain) on sale of investment securities	(89)	—
Depreciation and amortization	819	689
Gain on sale of repossessed assets	—	(5)
Earnings on bank owned life insurance policies	(424)	(587)
Net change in operating assets and liabilities:
Interest receivable	139	86
Interest payable	(35)	(20)
Deferred rent and other rent-related expenses	69	44
Other assets	(670)	(2,804)
Other liabilities	(3,191)	705
Total adjustments	(3,218)	(554)
Net cash provided by operating activities	6,483	7,367
Cash Flows from Investing Activities:
Purchase of available-for-sale securities	(9,872)	—
Proceeds from sale of available-for-sale securities	2,023	1,082
Proceeds from sale of held-to-maturity securities	2,146	—
Proceeds from paydowns/maturity of held-to-maturity securities	10,891	6,550
Proceeds from paydowns/maturity of available-for-sale securities	23,584	20,736
Loans originated and principal collected, net	(66,666)	(19,220)
Purchase of premises and equipment	(1,005)	(523)
Proceeds from sale of repossessed assets	—	40
Cash paid for low income housing tax credit investment	(208)	—
Net cash (used in) provided by investing activities	(39,107)	8,665
Cash Flows from Financing Activities:
Net increase (decrease) in deposits	11,721	(28,852)
Proceeds from stock options exercised	672	1,304
Proceeds from stock issued - employee and director stock purchase	14	26
Advance on Federal Home Loan Bank borrowings	—	17,200
Cash dividends paid on common stock	(2,243)	(1,950)
Excess tax benefits from exercised stock options	67	66
Net cash provided by (used in) financing activities	10,231	(12,206)
Net (decrease) increase in cash and cash equivalents	(22,393)	3,826
Cash and cash equivalents at beginning of period	103,773	28,349
Cash and cash equivalents at end of period	$81,380	$32,175
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,126	$879
Cash paid for income taxes	$4,680	$7,889
Supplemental disclosure of non-cash investing and financing activities:
Change in unrealized gain on available-for-sale securities	$2,406	$(1,969)
Loans transferred to repossessed assets	$—	$192
Securities transferred from available-for-sale to held-to-maturity	$14,297	$—
Subscription in low income housing tax credit investment	$1,000	$1,000
Stock issued in payment of director fees	$103	$110

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

Certain information and footnote disclosures presented in the annual consolidated financial statements are not included in the interim consolidated financial statements. Accordingly, the accompanying unaudited interim consolidated financial statements should be read in conjunction with our 2013 Annual Report on Form 10-K.  The results of operations for the three months and six months ended June 30, 2014 are not necessarily indicative of the operating results for the full year.

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

Page-7

	Three months ended		Six months ended
(shares and dollars in thousands; except per share data; unaudited)	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Weighted average basic shares outstanding	5,888	5,419	5,879	5,404
Add: Potentially diluted common shares related to stock options	40	39	42	41
Potentially diluted common shares related to unvested restricted stock	2	2	4	4
Potentially diluted common shares related to the warrant	63	49	62	49
Weighted average diluted shares outstanding	5,993	5,509	5,987	5,498

Net income	$5,168	$3,055	$9,701	$7,921
Basic EPS	$0.88	$0.56	$1.65	$1.47
Diluted EPS	$0.86	$0.55	$1.62	$1.44

Weighted average anti-dilutive shares not included in the calculation of diluted EPS	54	60	44	54

Page-8

Note 2: Recently Issued Accounting Standards

In February 2013, the FASB issued ASU No. 2013-04, Liabilities (Topic 405) Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date. The ASU requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date. Entities are required to record the amount the entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors at the reporting date. Examples of obligations within the scope of this guidance include debt arrangements, other contractual obligations, settled litigation and judicial rulings. ASU 2013-04 is effective retrospectively to all periods presented for fiscal years and interim periods beginning after December 15, 2013 for public entities. We adopted this ASU in 2014 and the adoption did not have an impact on our financial condition or results of operations.

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

In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Topic 740) Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The ASU requires an entity to present an unrecognized tax benefit as a reduction of a deferred tax asset for a net operating loss ("NOL") carryforward, or similar tax loss or tax credit carryforward, rather than as a liability, when (1) the uncertain tax position would reduce the NOL or other carryforward under the tax law of the applicable jurisdiction and (2) the entity intends to and is able to use the deferred tax asset for that purpose. Otherwise, the unrecognized tax benefit should be presented as a liability and should not be combined with deferred tax assets. ASU 2013-11 is effective prospectively for fiscal years, and interim periods beginning after December 15, 2013 for public entities. We adopted this ASU in the first quarter of 2014 and the adoption did not have an impact on our financial condition or results of operations.

In January 2014, the FASB issued ASU No. 2014-01, Investments - Equity Method and Joint Ventures (Topic 323) Accounting for Investments in Qualified Affordable Housing Projects. This ASU permits entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, the initial cost of the investment is amortized in proportion to the tax credits and other tax benefits received and the net investment performance is recognized in the income statement as part of income tax expense (benefit). We adopted this ASU in the first quarter of 2014 and elected to account for all low income housing investments using the proportional amortization method instead of cost method. The change in accounting policy did not have a significant impact on our financial condition or results of operations.

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

In June 2014, the FASB issued ASU No. 2014-12, Compensation - Stock Compensation (Topic 718) Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. This ASU provides guidance for entities that grant their employees share-based payment

Page-9

awards where a performance target that affects vesting could be achieved after the requisite service period. That is the case when an employee is eligible to retire or otherwise terminate employment before the end of the period in which a performance target could be achieved and still be eligible to vest in the award if and when the performance target is achieved. This ASU stipulates that compensation expense should be recognized in the period where the performance target becomes probable of being achieved as opposed to the date that the award was granted. ASU 2014-12 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. We do not expect this ASU to have a significant impact on our financial condition or results of operations, as we currently do not grant share-based payment awards where a performance target that affects vesting could be achieved after the requisite service period.

Page-10

Note 3: Acquisition

On November 29, 2013, we completed the merger of NorCal, parent company of Bank of Alameda, to enhance our market presence. The merger added $173.8 million in loans, $241.0 million in deposits and $53.7 million in investment securities to Bank of Marin as well as four branch offices serving Alameda, Emeryville, and Oakland. The assets acquired and liabilities assumed, both tangible and intangible, were recorded at their fair values as of the acquisition date in accordance with ASC 805, Business Combinations. We have up to a year from the acquisition date to obtain additional information that existed at the acquisition date and affected the identification and measurement of assets acquired and liabilities assumed. There have been no additional information nor significant changes in the acquisition-date fair value of assets acquired or liabilities assumed as of June 30, 2014. The acquisition was treated as a "reorganization" within the definition of section 368(a) of the Internal Revenue Code and is generally considered tax-free for U.S. federal income tax purposes.

As a result of the Acquisition, we recorded $6.4 million in goodwill, which represents the excess of the total purchase price paid over the fair value of the assets acquired, net of the fair values of liabilities assumed. Goodwill mainly reflects expected value created through the combined operations of Bank of Alameda and Bank of Marin and our expanded footprint in the East Bay. It is evaluated for impairment annually. We determined that the fair value of our traditional community banking activities (provided through our branch network) exceeded its carrying amount and no impairment on goodwill has been recorded. The goodwill is not expected to be deductible for tax purposes. The following is a description of the methods used to determine the fair values of significant assets and liabilities at acquisition date presented above.

The core deposit intangible represents estimated future benefits of acquired deposits and is booked separately from the related deposits in other assets. We recorded a core deposit intangible asset of $4.6 million on November 29, 2013, of which $69 thousand was amortized in 2013 and $386 thousand was amortized in the first six months of 2014. It is amortized on an accelerated basis over an estimated ten-year life. The core deposit intangible asset is evaluated periodically for impairment, and no impairment loss was recognized as of June 30, 2014.

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

Page-12

The following table summarizes our assets and liabilities that were required to be recorded at fair value on a recurring basis.

(dollars in thousands) Description of Financial Instruments	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At June 30, 2014 (unaudited):
Securities available-for-sale:
Mortgage-backed securities and collateralized mortgage obligations issued by U.S. government-sponsored agencies	$173,936	$—	$171,149	$2,787
Debentures of government-sponsored agencies	$14,581	$—	$14,581	$—
Privately-issued collateralized mortgage obligations	$8,255	$—	$8,255	$—
Obligations of state and political subdivisions	$14,104	$—	$14,104	$—
Corporate bonds	$4,997	$—	4,997	$—
Derivative financial assets (interest rate contracts)	$400	$—	$400	$—
Derivative financial liabilities (interest rate contracts)	$1,645	$—	$1,645	$—
At December 31, 2013:
Securities available-for-sale:
Mortgage-backed securities and collateralized mortgage obligations issued by U.S. government-sponsored agencies	$190,604	$—	$190,604	$—
Debentures of government-sponsored agencies	$21,312	$—	$21,312	$—
Privately-issued collateralized mortgage obligations	$10,874	$—	$10,874	$—
Obligations of state and political subdivisions	$15,771	$—	$15,771	$—
Corporate bonds	$5,437	$—	$5,437	$—
Derivative financial assets (interest rate contracts)	$961	$—	$961	$—
Derivative financial liabilities (interest rate contracts)	$2,519	$—	$2,519	$—

Securities available-for-sale are recorded at fair value on a recurring basis. When available, quoted market prices (Level 1) are used to determine the fair value of securities available-for-sale. If quoted market prices are not available, we obtain pricing information from a reputable third-party service provider, who may utilize valuation techniques that use current market-based or independently sourced parameters, such as bid/ask prices, dealer-quoted prices, interest rates, benchmark yield curves, prepayment speeds, probability of default, loss severity and credit spreads (Level 2).   Level 2 securities include U.S. agencies or government sponsored agencies' debt securities, mortgage-backed securities, government agency-issued and privately-issued collateralized mortgage obligations. As of June 30, 2014 and December 31, 2013, there are no securities that are considered Level 1 securities. As of June 30, 2014, we have one available-for-sale security that is considered Level 3 security. The security is a U.S. government agency obligation collateralized by a small pool of business equipment loans guaranteed by the Small Business Administration program. This security is not actively traded and is owned by a few investors. The significant unobservable data that is reflected in the fair value measurement include dealer quotes, projected prepayment speeds/average life and credit information, among other things. It was transferred to Level 3 security during the second quarter of 2014 and the increase in unrealized gain during the second quarter is $18 thousand.

On a recurring basis, derivative financial instruments are recorded at fair value, which is based on the income approach using observable Level 2 market inputs, reflecting market expectations of future interest rates as of the measurement date.  Standard valuation techniques are used to calculate the present value of the future expected cash flows assuming an orderly transaction.  Valuation adjustments may be made to reflect both our own credit risk and the counterparties’

Page-13

credit quality in determining the fair value of the derivatives. Level 2 inputs for the valuations are limited to observable market prices for LIBOR cash rates (for the very short term), quoted prices for LIBOR futures contracts, observable market prices for LIBOR swap rates, and one-month and three-month LIBOR basis spreads at commonly quoted intervals.  Mid-market pricing of the inputs is used as a practical expedient in the fair value measurements.  Key inputs for interest rate valuations are used to project spot rates at resets specified by each swap, as well as to discount those future cash flows to present value at the measurement date.  When the value of any collateral placed with counterparties is less than the interest rate derivative liability, the interest rate liability position is further discounted to reflect our potential credit risk to counterparties.  We have used the spread between the Standard & Poor's BBB rated U.S. Bank Composite rate and LIBOR with the maturity term corresponding to the duration of the swaps to calculate this credit-risk-related discount of future cash flows.

The following table presents the carrying value of financial instruments that were measured at fair value on a nonrecurring basis and that were still held in the statements of condition at each respective period end, by level within the fair value hierarchy as of June 30, 2014 and December 31, 2013.

(dollars in thousands) Description of Financial Instruments	Carrying Value[1]	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3) [1]
At June 30, 2014 (unaudited):
Impaired loans carried at fair value:
Construction	2,654	—	—	2,654
Installment and other consumer	32	—	—	32
Total	$2,686	$—	$—	$2,686

At December 31, 2013:
Impaired loans carried at fair value:
Construction	3,037	—	—	3,037
Installment and other consumer	35	—	—	35
Total	$3,072	$—	$—	$3,072

1 Represents collateral-dependent loan principal balances that had been generally written down to the values of the underlying collateral, net of specific valuation allowances of $250 thousand and $363 thousand at June 30, 2014 and December 31, 2013, respectively. The carrying value of loans fully charged-off, which includes unsecured lines of credit, overdrafts and all other loans, is zero.

Certain financial assets may be measured at fair value on a non-recurring basis. These assets are subject to fair value adjustments that result from the application of the lower of cost or fair value accounting or write-downs of individual assets, such as impaired loans and other real estate owned ("OREO").

When a loan is identified as impaired, it is reported at the lower of cost or fair value, measured based on the loan's observable market price (Level 1) or the current net realizable value of the underlying collateral securing the loan, if the loan is collateral dependent (Level 3).  Net realizable value of the underlying collateral is the fair value of the collateral less estimated selling costs and any prior liens. Appraisals, recent comparable sales, offers and listing prices are factored in when valuing the collateral. We review and verify the qualifications and licenses of  the certified general appraisers used for appraising commercial properties or certified residential appraisers for residential properties. Real estate appraisals may utilize a combination of approaches including replacement cost, sales comparison and the income approach. Comparable sales and income data are analyzed by the appraisers and adjusted to reflect differences between them and the subject property such as type, leasing status and physical condition. When the appraisals are received, Management reviews the assumptions and methodology utilized in the appraisal, as well as the overall resulting value in conjunction with independent data sources such as recent market data and industry-wide statistics. We generally use a 6% discount for selling costs which is applied to all properties, regardless of size. Appraised values may be adjusted to reflect changes in market conditions that have occurred subsequent to the appraisal date, or for revised estimates regarding the timing or cost of the property sale. These adjustments are based on qualitative judgments made by management on a case-by-case basis. There have been no significant changes in the valuation techniques during the quarter and six-month period ended June 30, 2014.

Page-14

OREO represents collateral acquired through foreclosure and is initially recorded at fair value as established by a current appraisal, adjusted for disposition costs. Subsequently, OREO is measured at lower of cost or fair value. OREO values are reviewed on an ongoing basis and any subsequent decline in fair value is recorded as a foreclosed asset expense in the current period. The value of OREO is determined based on independent appraisals, similar to the process used for impaired loans, discussed above, and is generally classified as Level 3. At June 30, 2014 and December 31, 2013, we had $461 thousand of OREO acquired from Bank of Alameda as part of the Acquisition. There was no change in the estimated fair value of the OREO from the date of the Acquisition through June 30, 2014.

Securities held-to-maturity may be written down to fair value (determined using the same techniques discussed above for securities available-for-sale) as a result of an other-than-temporary impairment, if any.

 Disclosures about Fair Value of Financial Instruments

The table below is a summary of fair value estimates for financial instruments as of June 30, 2014 and December 31, 2013, excluding financial instruments recorded at fair value on a recurring basis (summarized in the first table in this note). The carrying amounts in the following table are recorded in the consolidated statements of condition under the indicated captions. We have excluded non-financial assets and non-financial liabilities defined by the Codification (ASC 820-10-15-1A), such as Bank premises and equipment, deferred taxes and other liabilities.  In addition, we have not disclosed the fair value of financial instruments specifically excluded from disclosure requirements of the Financial Instruments Topic of the Codification (ASC 825-10-50-8), such as Bank-owned life insurance policies.

	June 30, 2014			December 31, 2013
(dollars in thousands; 2013 unaudited)	Carrying Amounts	Fair Value	Fair Value Hierarchy	Carrying Amounts	Fair Value	Fair Value Hierarchy
Financial assets
Cash and cash equivalents	$81,380	$81,380	Level 1	$103,773	$103,773	Level 1
Investment securities held-to-maturity	123,085	125,298	Level 2	122,495	123,858	Level 2
Loans, net	1,323,611	1,326,184	Level 3	1,255,098	1,245,475	Level 3
Interest receivable	5,628	5,628	Level 2	5,767	5,767	Level 2
Financial liabilities
Deposits	1,598,823	1,599,827	Level 2	1,587,102	1,588,278	Level 2
Federal Home Loan Bank borrowings	15,000	15,566	Level 2	15,000	15,665	Level 2
Subordinated debentures	5,077	5,250	Level 3	4,969	4,950	Level 3
Interest payable	218	218	Level 2	253	253	Level 2

Following is a description of methods and assumptions used to estimate the fair value of each class of financial instrument not recorded at fair value but required for disclosure purposes:

Cash and Cash Equivalents - The carrying amounts of cash and cash equivalents approximate their fair value because of the short-term nature of these instruments.

Held-to-maturity Securities - Held-to-maturity securities, which generally consist of mortgage-backed securities, obligations of state and political subdivisions and corporate bonds, are recorded at their amortized cost. Their fair value for disclosure purposes is determined using methodologies similar to those described above for available-for-sale securities using Level 2 inputs. If Level 2 inputs are not available, we may utilize pricing models that incorporate unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities (Level 3).  As of June 30, 2014 and December 31, 2013, we did not hold any held-to-maturity securities whose fair value was measured using significant unobservable inputs.

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

Page-15

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

Subordinated Debentures - As part of the Acquisition, we assumed two tranches of subordinated debentures from NorCal. See Note 7 for further information. The fair values of the subordinated debentures were estimated by discounting the future cash flows (interest payment at a rate of three-month LIBOR plus 3.05% and 1.40%, respectively) to their present values using current market rates at which similar bonds would be issued with similar credit ratings as ours and similar remaining maturities. Each future quarterly interest payment was discounted at the spot rate for the corresponding term based on comparable trust preferred securities, plus an illiquidity premium of 3.00%. In July 2010, the Dodd-Frank Act was signed into law and limits the ability of certain bank holding companies to treat trust preferred security debt issuances as Tier 1 capital. This law effectively closed the trust-preferred securities markets for new issuance and led to the absence of observable or comparable transactions in the market place. Due to the use of unobservable inputs in the valuation of trust preferred securities, we consider the fair value to be a Level 3 measurement.

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

	June 30, 2014				December 31, 2013
	Amortized	Fair	Gross Unrealized		Amortized	Fair	Gross Unrealized
(dollars in thousands; 2014 unaudited)	Cost	Value	Gains	(Losses)	Cost	Value	Gains	(Losses)
Held-to-maturity
Obligations of state and political subdivisions	$69,136	$70,799	$1,848	$(185)	$80,381	$81,429	$1,764	$(716)
Corporate bonds	40,469	40,872	412	(9)	42,114	42,429	375	(60)
MBS pass-through securities issued by FHLMC and FNMA	13,480	13,627	427	(280)	—	—	—	—
Total held-to-maturity	123,085	125,298	2,687	(474)	122,495	123,858	2,139	(776)

Available-for-sale
Securities of U.S. government agencies:
MBS pass-through securities issued by FHLMC and FNMA	104,272	104,981	775	(66)	124,063	123,033	616	(1,646)
CMOs issued by FNMA	16,887	16,872	85	(100)	18,573	18,438	60	(195)
CMOs issued by FHLMC	30,372	30,344	111	(139)	23,710	23,679	144	(175)
CMOs issued by GNMA	21,329	21,739	437	(27)	24,944	25,454	609	(99)
Debentures of government- sponsored agencies	14,760	14,581	133	(312)	21,845	21,312	108	(641)
Privately issued CMOs	8,045	8,255	228	(18)	10,649	10,874	257	(32)
Obligations of state and political subdivisions	14,032	14,104	101	(29)	15,948	15,771	14	(191)
Corporate bonds	4,930	4,997	71	(4)	5,426	5,437	25	(14)
Total available-for-sale	214,627	215,873	1,941	(695)	245,158	243,998	1,833	(2,993)

Total investment securities	$337,712	$341,171	$4,628	$(1,169)	$367,653	$367,856	$3,972	$(3,769)

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

Page-17

The amortized cost and fair value of investment debt securities by contractual maturity at June 30, 2014 are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2014				December 31, 2013
	Held-to-Maturity		Available-for-Sale		Held-to-Maturity		Available-for-Sale
(dollars in thousands; 2014 unaudited)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$21,157	$21,366	$2,459	$2,467	$8,731	$8,784	$5,522	$5,521
After one year but within five years	67,640	68,736	41,026	41,356	88,255	89,095	42,229	42,338
After five years through ten years	19,554	20,351	19,701	19,476	24,244	24,786	26,232	25,478
After ten years	14,734	14,845	151,441	152,574	1,265	1,193	171,175	170,661
Total	$123,085	$125,298	$214,627	$215,873	$122,495	$123,858	$245,158	$243,998

We sold one available-for-sale and six held-to-maturity securities in the first six months of 2014 with total proceeds of $2.0 million and $2.1 million, respectively, and incurred a loss of $15 thousand and net gain of $104 thousand, respectively. The sales of the held-to-maturity securities were due to evidence of significant deterioration of creditworthiness of the issuers since purchase. Two available-for-sale securities were sold in January 2013 with proceeds of $1.1 million and a small net gain of $339.

Investment securities carried at $70.1 million and $61.8 million at June 30, 2014 and December 31, 2013, respectively, were pledged with the State of California: $69.4 million and $61.1 million to secure public deposits in compliance with the Local Agency Security Program at June 30, 2014 and December 31, 2013, respectively, and $739 thousand and $732 thousand to provide collateral for trust deposits at June 30, 2014 and December 31, 2013, respectively. In addition, investment securities carried at $1.1 million were pledged to collateralize an internal Wealth Management and Trust Services (“WMTS”) checking account at both June 30, 2014 and December 31, 2013.

Page-18

Other-Than-Temporarily Impaired Debt Securities

We have evaluated the credit ratings of our investment securities and their issuer and/or insurers. Based on our evaluation, Management has determined that no investment security in our investment portfolio is other-than-temporarily impaired. We do not have the intent, and it is more likely than not that we will not have to sell the remaining securities temporarily impaired at June 30, 2014 before recovery of the cost basis.

Forty-one and ninety-five investment securities were in unrealized loss positions at June 30, 2014 and December 31, 2013, respectively. The table below shows investment securities that were in unrealized loss positions at June 30, 2014 and December 31, 2013, respectively. They are summarized and classified according to the duration of the loss period as follows:

June 30, 2014	< 12 continuous months		> 12 continuous months		Total securities in a loss position
(dollars in thousands; unaudited)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
Held-to-maturity
Obligations of state & political subdivisions	$5,687	$(22)	7,509	(163)	$13,196	$(185)
Corporate bonds	—	—	3,558	(9)	3,558	(9)
MBS pass-through securities issued by FNMA and FHLMC	—	—	6,917	(280)	6,917	(280)
Total held-to-maturity	5,687	(22)	17,984	(452)	23,671	(474)
Available-for-sale
MBS pass-through securities issued by FNMA and FHLMC	16,747	(66)	—	—	16,747	(66)
CMOs issued by FNMA	7,904	(100)	—	—	7,904	(100)
CMOs issued by FHLMC	25,620	(139)	—	—	25,620	(139)
CMOs issued by GNMA	—	—	3,689	(27)	3,689	(27)
Debentures of government- sponsored agencies	492	(3)	9,691	(309)	10,183	(312)
Privately issued CMOs	327	(5)	2,295	(13)	2,622	(18)
Obligations of state & political subdivisions	4,634	(29)	—	—	4,634	(29)
Corporate bonds	988	(4)	—	—	988	(4)
Total available-for-sale	56,712	(346)	15,675	(349)	72,387	(695)
Total temporarily impaired securities	$62,399	$(368)	$33,659	$(801)	$96,058	$(1,169)

Page-19

December 31, 2013	< 12 continuous months		> 12 continuous months		Total securities in a loss position
(dollars in thousands)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
Held-to-maturity
Obligations of state & political subdivisions	$13,933	$(419)	$9,033	$(297)	$22,966	$(716)
Corporate bonds	3,017	(11)	4,963	(49)	7,980	(60)
Total held-to-maturity	16,950	(430)	13,996	(346)	30,946	(776)
Available-for-sale
MBS pass-through securities issued by FHLMC and FNMA	90,914	(1,297)	3,172	(349)	94,086	(1,646)
CMOs issued by FNMA	17,535	(195)	—	—	17,535	(195)
CMOs issued by FHLMC	17,899	(175)	—	—	17,899	(175)
CMOs issued by GNMA	3,966	(99)	—	—	3,966	(99)
Debentures of government- sponsored agencies	16,872	(641)	—	—	16,872	(641)
Privately issued CMOs	4,634	(31)	159	(1)	4,793	(32)
Obligations of state & political subdivisions	11,516	(191)	—	—	11,516	(191)
Corporate bonds	1,479	(14)	—	—	1,479	(14)
Total available-for-sale	164,815	(2,643)	3,331	(350)	168,146	(2,993)
Total temporarily impaired securities	$181,765	$(3,073)	$17,327	$(696)	$199,092	$(3,769)

As of June 30, 2014, there were thirteen investment positions that had been in a continuous loss position for more than 12 months. These securities consisted of debentures of government-sponsored agencies, obligations of U.S. state and political subdivisions, MBS, privately issued CMOs, CMOs issued by GNMA and a corporate bond. We have evaluated each of the bonds and believe that the decline in fair value is primarily driven by factors other than credit. It is probable that we will be able to collect all amounts due according to the contractual terms and no other-than-temporary impairment exists. MBS are supported by the U.S. Federal government to protect us from credit losses. Additionally, the obligations of state and political subdivisions and corporate bonds were deemed creditworthy based on our review of the issuers' recent financial information and their insurers, if any. The principal of the CMO issued by GNMA is fully guaranteed by the U.S. government. The private-labeled CMOs are collateralized by residential mortgages with low loan-to-value ratios and high credit support percentages and are rated AA+ by Standard & Poor's. Based upon our assessment of expected credit losses given the performance of the underlying collateral and the credit enhancements, we concluded that the security was not other-than-temporarily impaired at June 30, 2014.

Twenty-eight investment securities in our portfolio were in a temporary loss position for less than twelve months as of June 30, 2014. They consisted of obligations of U.S. state and political subdivisions, a corporate bond, MBS, CMOs, debentures issued by government agencies and privately issued CMOs. We determine that the strengths of GNMA and FNMA through guarantee or support from the U.S. Federal Government are sufficient to protect us from credit losses. The other temporarily impaired securities are deemed creditworthy after our internal analysis. Additionally, all are rated as investment grade by at least one major rating agency. As a result of this impairment analysis, we concluded that these securities were not other-than-temporarily impaired at June 30, 2014.

Securities Carried at Cost

As a member of the FHLB, we are required to maintain a minimum investment in the FHLB capital stock determined by the Board of Directors of the FHLB. The minimum investment requirements can also increase in the event we need to increase our borrowings with the FHLB. Shares cannot be purchased or sold except between the FHLB and its members at its $100 per share par value. We held $8.2 million and $7.8 million of FHLB stock recorded at cost in other assets on the consolidated statements of condition at June 30, 2014 and December 31, 2013, respectively. On July 29, 2014, the FHLB announced a cash dividend for the second quarter of 2014 at an annualized dividend rate of

Page-20

7.4% to be distributed in mid-August. Management does not believe that the FHLB stock is other-than-temporarily-impaired, as we expect to be able to redeem this stock at cost.

As a member bank of Visa U.S.A., we hold 16,939 shares of Visa Inc. Class B common stock with a carrying value of zero, which is equal to our cost basis. These shares are restricted from resale until their conversion into Class A (voting) shares upon the termination of Visa Inc.'s covered litigation escrow account. As a result of the restriction, these shares are not considered available-for-sale and are not carried at fair value. Converting this Class B common stock to Class A common stock at a conversion rate of 0.4206, the value would be $1.5 million and $1.6 million at June 30, 2014 and December 31, 2013, respectively. The conversion rate is subject to further reduction upon the final settlement of the covered litigation against Visa Inc. and its member banks. See Note 9 herein.

Page-21

Note 6:  Loans and Allowance for Loan Losses

Credit Quality of Loans

Outstanding loans by class and payment aging as of June 30, 2014 and December 31, 2013 are as follows:

Loan Aging Analysis by Class as of June 30, 2014 and December 31, 2013
(dollars in thousands; 2014 unaudited)	Commercial and industrial	Commercial real estate, owner-occupied	Commercial real estate, investor	Construction	Home equity	Other residential [1]	Installment and other consumer	Total
June 30, 2014
30-59 days past due	$634	$—	$—	$—	$253	$—	$109	$996
60-89 days past due	475	—	—	—	—	—	—	475
Greater than 90 days past due (non-accrual) [2]	335	1,403	2,618	5,197	444	—	152	10,149
Total past due	1,444	1,403	2,618	5,197	697	—	261	11,620
Current	192,958	231,864	666,607	35,000	105,504	80,399	14,559	1,326,891
Total loans [3]	$194,402	$233,267	$669,225	$40,197	$106,201	$80,399	$14,820	$1,338,511
Non-accrual loans to total loans	0.2%	0.6%	0.4%	12.9%	0.4%	—%	1.0%	0.8%
December 31, 2013
30-59 days past due	$18	$—	$—	$—	$240	$717	$17	$992
60-89 days past due	—	—	—	—	—	—	3	3
Greater than 90 days past due (non-accrual) [2]	1,187	1,403	2,807	5,218	234	660	169	11,678
Total past due	1,205	1,403	2,807	5,218	474	1,377	189	12,673
Current	182,086	239,710	622,212	26,359	97,995	71,257	17,030	1,256,649
Total loans [3]	$183,291	$241,113	$625,019	$31,577	$98,469	$72,634	$17,219	$1,269,322
Non-accrual loans to total loans	0.6%	0.6%	0.4%	16.5%	0.2%	0.9%	1.0%	0.9%
1 Our residential loan portfolio includes no sub-prime loans, nor is it our normal practice to underwrite loans commonly referred to as "Alt-A mortgages", the characteristics of which are loans lacking full documentation, borrowers having low FICO scores or higher loan-to-value ratios.

2 Amounts include $1.4 million of Purchased Credit Impaired ("PCI") loans that had stopped accreting interest at both June 30, 2014 and December 31, 2013, and exclude accreting PCI loans of $3.8 million and $5.7 million at June 30, 2014 and December 31, 2013, respectively, as their accretable yield interest recognition is independent from the underlying contractual loan delinquency status. There were no accruing loans past due more than ninety days at June 30, 2014 or December 31, 2013.

3 Amounts include net deferred loan costs of $288 thousand and $24 thousand at June 30, 2014 and December 31, 2013, respectively. Amounts are also net of unaccreted purchase discounts on non-PCI loans of $5.6 million and $7.6 million at June 30, 2014 and December 31, 2013, respectively.

Our commercial loans are generally made to established small and mid-sized businesses to provide financing for their working capital needs, equipment purchases, acquisitions, or refinancings.  Management examines historical, current, and projected cash flows to determine the ability of the borrower to repay obligations as agreed. Commercial loans are primarily made based on the identified cash flows of the borrower and secondarily on the underlying collateral. The cash flows of borrowers, however, may not occur as expected, and the collateral securing these loans may fluctuate in value. Most commercial and industrial loans are secured by the assets being financed, such as accounts receivable or inventory, and include a personal guarantee. Some short-term loans may be made on an unsecured basis. We target stable local businesses with guarantors that have proven to be more resilient in periods of economic stress.  Typically, the guarantors provide an additional source of repayment for most of our credit extensions.

Commercial real estate loans are subject to underwriting standards and processes similar to commercial loans discussed above. We underwrite these loans to be repaid from cash flow and to be supported by real property collateral. Repayment of commercial real estate loans is largely dependent on the successful operation of the property securing the loan, or of the business conducted on the property securing the loan. Underwriting standards for commercial real estate loans include, but are not limited to, conservative debt coverage and loan-to-value ratios. Furthermore, substantially all of our loans are guaranteed by the owners of the properties.  Commercial real estate loans may be adversely affected by conditions in the real estate markets or in the general economy. When a vacancy has occurred, strong guarantors have historically carried the loans until a replacement tenant could be found.  The owner's substantial equity investment provides a strong economic incentive to continue to support the commercial real estate projects. As a result, we have generally experienced a relatively low level of loss and delinquencies in this portfolio.

Construction loans are generally made to developers and builders to finance land acquisition as well as the subsequent construction. These loans are underwritten after evaluation of the borrower's financial strength, reputation, prior track

Page-22

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

Consumer loans primarily consist of home equity lines of credit, other residential (tenants-in-common) loans, and other personal loans. We originate consumer loans utilizing credit score information, debt-to-income ratio and loan-to-value ratio analysis. Diversification, relatively small loan amounts that are spread across many individual borrowers, also mitigates risk. Additionally, trend reports are reviewed by Management on a regular basis. Underwriting standards for home equity lines of credit include, but are not limited to, a conservative loan-to-value ratio, the number of such loans a borrower can have at one time, and documentation requirements. Personal loans are nearly evenly split between mobile home loans and floating home loans along with a small number of installment loans.

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

•	Investor commercial real estate borrowers with loans greater than $500 thousand are required to submit rent rolls or property income statements at least annually.

•	Construction loans are monitored monthly, and assessed on an ongoing basis.

•	Home equity and other consumer loans are assessed based on delinquency.

•	Loans graded “Watch” or more severe, regardless of loan type, are assessed no less than quarterly.

The following table represents our analysis of loans by internally assigned grades, including the PCI loans, at June 30, 2014 and December 31, 2013:

Page-23

(dollars in thousands; 2014 unaudited)	Commercial and industrial	Commercial real estate, owner-occupied	Commercial real estate, investor	Construction	Home equity	Other residential	Installment and other consumer	Purchased credit-impaired	Total
Credit Risk Profile by Internally Assigned Grade:
June 30, 2014
Pass	$173,707	$209,958	$650,071	$33,591	$100,788	$76,494	$13,874	$2,191	$1,260,674
Special Mention	16,365	11,242	8,822	848	2,298	3,336	417	1,152	44,480
Substandard	3,997	9,484	8,137	5,747	3,048	569	529	1,846	33,357
Total loans	$194,069	$230,684	$667,030	$40,186	$106,134	$80,399	$14,820	$5,189	$1,338,511

December 31, 2013
Pass	$162,625	$216,537	$609,157	$25,069	$93,792	$69,176	$16,336	$1,340	$1,194,032
Special Mention	13,990	16,533	8,570	725	2,164	1,047	227	894	44,150
Substandard	6,343	3,224	5,413	5,768	2,444	2,411	656	4,881	31,140
Total loans	$182,958	$236,294	$623,140	$31,562	$98,400	$72,634	$17,219	$7,115	$1,269,322

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

Page-24

The table below summarizes outstanding TDR loans by loan class as of June 30, 2014 and December 31, 2013. The summary includes those TDRs that are on non-accrual status and those that continue to accrue interest.

(dollars in thousands; 2014 unaudited)	As of
Recorded investment in Troubled Debt Restructurings [1]	June 30, 2014	December 31, 2013

Commercial and industrial	$6,247	$5,117
Commercial real estate, owner-occupied	4,292	4,333
Commercial real estate, investor	529	534
Construction	6,678	6,335
Home equity	638	506
Other residential	1,327	2,063
Installment and other consumer	1,864	1,693
Total	$21,575	$20,581

1 Includes $14.3 million and $12.9 million of TDR loans that were accruing interest as of June 30, 2014 and December 31, 2013, respectively.
Includes $1.8 million of acquired loans at both June 30, 2014 and December 31, 2013, respectively.

The tables below present the following information for TDRs modified during the periods presented: number of contracts modified, the recorded investment in the loans prior to modification, and the recorded investment in the loans after the loans were restructured. The tables below exclude fully paid-off or fully charged-off TDR loans.

(dollars in thousands; unaudited)	Number of Contracts Modified	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment at period end
Troubled Debt Restructurings during the three months ended June 30, 2014:
Commercial and industrial	3	$308	$354	$354
Installment and other consumer	3	111	110	109
Total	6	$419	$464	$463

Troubled Debt Restructurings during the three months ended June 30, 2013:
Construction	1	$4,745	$4,766	$4,806

Troubled Debt Restructurings during the six months ended June 30, 2014:
Commercial and industrial	6	$1,728	$1,759	$1,471
Home equity	1	150	150	149
Installment and other consumer	6	281	278	276
Total	13	$2,159	$2,187	$1,896

Troubled Debt Restructurings during the six months ended June 30, 2013:
Commercial and Industrial [1]	2	$499	$497	$464
Construction	1	$4,745	$4,766	$4,806
Total	3	$5,244	$5,263	$5,270

1Excludes two contracts modified and subsequently paid off during the six months ended June 30, 2013. The pre-modification and post-modification outstanding recorded investment balances were both $218 thousand.

Modifications during the six months ended June 30, 2014 primarily involved maturity extensions, while modifications during the six months ended June 30, 2013 primarily involved renewals and maturity extensions. During the first six months of both 2014 and 2013, there were no loans modified as troubled debt restructuring that subsequently defaulted, where the default occurred within the first twelve months after modification into a TDR. We are reporting these defaulted TDRs based on a payment default definition of more than ninety days past due.

Page-25

Impaired Loan Balances and Their Related Allowance by Major Classes of Loans

The tables below summarize information on impaired loans and their related allowance. Total impaired loans include non-accrual loans, accruing TDR loans and accreting PCI loans that have experienced post-acquisition declines in cash flows expected to be collected.

(dollars in thousands; unaudited)	Commercial and industrial	Commercial real estate, owner-occupied	Commercial real estate, investor	Construction	Home equity	Other residential	Installment and other consumer	Total
June 30, 2014
Recorded investment in impaired loans:
With no specific allowance recorded	$897	$1,403	$3,147	$2,314	$558	$528	$292	$9,139
With a specific allowance recorded	5,350	4,069	—	4,376	304	799	1,599	16,497
Total recorded investment in impaired loans	$6,247	$5,472	$3,147	$6,690	$862	$1,327	$1,891	$25,636
Unpaid principal balance of impaired loans:
With no specific allowance recorded	$897	$2,897	$5,139	$5,088	$1,044	$528	$334	$15,927
With a specific allowance recorded	5,506	5,025	—	4,569	304	799	1,599	17,802
Total unpaid principal balance of impaired loans	$6,403	$7,922	$5,139	$9,657	$1,348	$1,327	$1,933	$33,729
Specific allowance	$1,111	$61	$—	$232	$29	$16	$312	$1,761

Average recorded investment in impaired loans during the quarter ended June 30, 2014	$6,217	$5,476	$3,186	$6,503	$755	$1,686	$1,898	$25,721
Interest income recognized on impaired loans during the quarter ended June 30, 2014	$103	$83	$7	$23	$5	$19	$19	$259
Average recorded investment in impaired loans during the six months ended June 30, 2014	$6,081	$5,480	$3,235	$6,513	$666	$1,870	$1,891	$25,736
Interest income recognized on impaired loans during the six months ended June 30, 2014	$221	$166	$14	$44	$9	$42	$37	$533
Average recorded investment in impaired loans during the quarter ended June 30, 2013	$7,327	$2,534	$6,041	$8,820	$1,158	$2,590	$1,879	$30,349
Interest income recognized on impaired loans during the quarter ended June 30, 2013	$107	$53	$—	$185	$12	$22	$18	$397
Average recorded investment in impaired loans during the six months ended June 30, 2013	8,409	2,528	6,073	6,468	1,145	2,828	1,900	29,351
Interest income recognized on impaired loans during the six months ended June 30, 2013	241	107	—	212	20	45	34	659

(dollars in thousands)	Commercial and industrial	Commercial real estate, owner-occupied	Commercial real estate, investor	Construction	Home equity	Other residential	Installment and other consumer	Total

December 31, 2013
Recorded investment in impaired loans:
With no specific allowance recorded	$977	$1,403	$3,341	$2,806	$349	$1,254	$112	$10,242
With a specific allowance recorded	4,725	4,085	—	3,927	157	809	1,750	$15,453
Total recorded investment in impaired loans	$5,702	$5,488	$3,341	$6,733	$506	$2,063	$1,862	$25,695
Unpaid principal balance of impaired loans:
With no specific allowance recorded	$977	$3,060	$5,333	$5,547	$835	$1,254	$154	$17,160
With a specific allowance recorded	4,930	5,088	—	4,114	157	809	1,750	16,848
Total recorded investment in impaired loans	$5,907	$8,148	$5,333	$9,661	$992	$2,063	$1,904	$34,008
Specific allowance	$1,170	$90	$—	$341	$1	$23	$364	$1,989

Page-26

The gross interest income that would have been recorded, had non-accrual loans been current, totaled $180 thousand and $272 thousand in the quarters ended June 30, 2014, and June 30, 2013, respectively, and totaled $385 thousand and $536 thousand for the six months ended June 30, 2014 and June 30, 2013, respectively. PCI loans are excluded from the foregone interest data above as their accretable yield interest recognition is independent from the underlying contractual loan delinquency status. See “Purchased Credit-Impaired Loans” below for further discussion.

Management monitors delinquent loans continuously and identifies problem loans, generally loans graded substandard or worse, to be evaluated individually for impairment testing. Generally, we charge off our estimated losses related to specifically-identified impaired loans when it is deemed uncollectible. The charged-off portion of impaired loans outstanding at June 30, 2014 totaled approximately $5.7 million.  At June 30, 2014, there were $252 thousand outstanding commitments to extend credit on impaired loans, including loans to borrowers whose terms have been modified in troubled debt restructurings.

The following table discloses loans by major portfolio category and activity in the ALLL, as well as the related ALLL disaggregated by impairment evaluation method:

Allowance for Loan Losses and Recorded Investment in Loans
(dollars in thousands; unaudited)	Commercial and industrial	Commercial real estate, owner-occupied	Commercial real estate, investor	Construction	Home equity	Other residential	Installment and other consumer	Unallocated	Total

For the three months ended June 30, 2014
Allowance for loan losses:
Beginning balance	$2,772	$1,985	$6,469	$536	$887	$409	$565	$609	$14,232
Provision (reversal)	310	(6)	213	42	56	45	(84)	24	600
Charge-offs	(5)	—	—	(7)	—	—	(1)	—	(13)
Recoveries	48	—	31	—	1	—	1	—	81
Ending balance	$3,125	$1,979	$6,713	$571	$944	$454	$481	$633	$14,900

For the six months ended June 30, 2014
Allowance for loan losses:
Beginning balance	$3,056	$2,012	$6,196	$633	$875	$317	$629	$506	$14,224
Provision (reversal)	55	(33)	481	142	67	137	(226)	127	750
Charge-offs	(66)	—	—	(204)	—	—	(4)	—	(274)
Recoveries	80	—	36	—	2	—	82	—	200
Ending balance	$3,125	$1,979	$6,713	$571	$944	$454	$481	$633	$14,900

Page-27

Allowance for Loan Losses and Recorded Investment in Loans
(dollars in thousands; unaudited)	Commercial and industrial	Commercial real estate, owner-occupied	Commercial real estate, investor	Construction	Home equity	Other residential	Installment and other consumer	Unallocated	Total

As of June 30, 2014:
Ending ALLL related to loans collectively evaluated for impairment	$2,014	$1,918	$6,713	$339	$915	$438	$169	$633	$13,139
Ending ALLL related to loans individually evaluated for impairment	$928	$3	$—	$229	$29	$16	$312	$—	$1,517
Ending ALLL related to purchased credit-impaired loans	$183	$58	$—	$3	$—	$—	$—	$—	$244

Loans outstanding:
Collectively evaluated for impairment	$188,118	$227,795	$663,883	$33,508	$105,272	$79,072	$12,929	$—	$1,310,577
Individually evaluated for impairment[1]	5,951	2,889	3,147	6,678	862	1,327	1,891	—	22,745
Purchased credit-impaired	333	2,583	2,195	11	67	—	—	—	5,189
Total	$194,402	$233,267	$669,225	$40,197	$106,201	$80,399	$14,820	$—	$1,338,511
Ratio of allowance for loan losses to total loans	1.61%	0.85%	1.00%	1.42%	0.89%	0.56%	3.25%	NM	1.11%
Allowance for loan losses to non-accrual loans	933%	141%	256%	11%	213%	NM	316%	NM	147%

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

Page-28

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

Purchased Credit-Impaired Loans

We evaluated loans purchased in acquisitions in accordance with accounting guidance in ASC 310-30 related to loans acquired with deteriorated credit quality. Acquired loans are considered credit-impaired if there is evidence of deterioration of credit quality since origination and it is probable, at the acquisition date, that we will be unable to collect all contractually required payments receivable. Management has determined certain loans purchased in the acquisitions to be PCI loans based on credit indicators such as nonaccrual status, past due status, loan risk grade, loan-to-value ratio, etc. Revolving credit agreements (e.g., home equity lines of credit and revolving commercial loans) are not considered PCI loans as cash flows cannot be reasonably estimated.

The following table reflects the outstanding balance and related carrying value of PCI loans as of June 30, 2014 and December 31, 2013:

	June 30, 2014		December 31, 2013
PCI Loans (dollars in thousands; 2014 unaudited)	Unpaid principal balance	Carrying value	Unpaid principal balance	Carrying value
Commercial and industrial	$522	$333	$1,094	$333
Commercial real estate	6,871	4,778	9,152	6,698
Construction	141	11	149	15
Home equity	235	67	239	69
Total purchased credit-impaired loans	$7,769	$5,189	$10,634	$7,115

The activities in the accretable yield, or income expected to be earned, for PCI loans were as follows:

Accretable Yield	Three months ended		Six months ended
(dollars in thousands, unaudited)	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Balance at beginning of period	$5,301	$3,583	$3,649	$3,960
Removals [1]	(273)	(195)	(273)	(791)
Accretion	(187)	(156)	(367)	(392)
Reclassifications (to) from nonaccretable difference [2]	(327)	45	1,505	500
Balance at end of period	$4,514	$3,277	$4,514	$3,277

1 Represents the accretable difference that is relieved when a loan exits the PCI population due to payoff, full charge-off, or transfer to repossessed assets, etc.

2 Primarily relates to changes in expected credit performance and changes in expected amounts and/or timing of cash flows.

Page-29

 Pledged Loans

Our FHLB line of credit is secured under terms of a blanket collateral agreement by a pledge of certain qualifying loans with an unpaid principal balance of $835.4 million and $716.2 million at June 30, 2014 and December 31, 2013, respectively. Our FHLB line of credit totaled $491.7 million and $416.3 million at June 30, 2014 and December 31, 2013, respectively. In addition, we pledge a certain residential loan portfolio, which totaled $27.0 million and $24.4 million at June 30, 2014 and December 31, 2013, respectively, to secure our borrowing capacity with the Federal Reserve Bank (“FRB”). Also see Note 7 below.

Note 7: Borrowings

Federal Funds Purchased – We had unsecured lines of credit totaling $87.0 million with correspondent banks for overnight borrowings at both June 30, 2014 and December 31, 2013.  In general, interest rates on these lines approximate the Federal funds target rate. At June 30, 2014 and December 31, 2013, we had no overnight borrowings outstanding under these credit facilities.

Federal Home Loan Bank Borrowings – As of June 30, 2014 and December 31, 2013, we had lines of credit with the FHLB totaling $491.7 million and $416.3 million, respectively, based on eligible collateral of certain loans.  At June 30, 2014 and December 31, 2013, we had no FHLB overnight borrowings.

On February 5, 2008, we entered into a ten-year borrowing agreement under the same FHLB line of credit for $15.0 million at a fixed rate of 2.07%, which remained outstanding at June 30, 2014. Interest-only payments are required every three months until the entire principal is due on February 5, 2018. The FHLB has the unconditional right to accelerate the due date on August 5, 2014 and every three months thereafter (the “put dates”). If the FHLB exercises its right to accelerate the due date, the FHLB will offer replacement funding at the current market rate, subject to certain conditions. We must comply with the put date, but are not required to accept replacement funding.

At June 30, 2014, $476.5 million was remaining as available for borrowing from the FHLB, net of the term borrowing and letters of credit acquired from NorCal totaling $241 thousand.

Federal Reserve Line of Credit – We have a line of credit with the FRB secured by a certain residential loan portfolio.  At June 30, 2014 and December 31, 2013, we had borrowing capacity under this line totaling $27.0 million and $24.4 million, respectively, and had no outstanding borrowings with the FRB.

As part of the Acquisition, we assumed two tranches of subordinated debentures due to the NorCal Community Bancorp grantor trusts at fair values totaling $4.95 million at acquisition date and contractual values totaling $8.2 million. The difference between the contractual balance and the fair value at acquisition date is accreted into interest expense over the lives of the debentures. Accretion on the subordinated debentures totaled $108 thousand in the first six months of 2014. The Trusts have the option to defer payment of the distributions for a period of up to five years, as long as there is no default on the subordinated debentures. In the event of interest deferral, dividends to common stockholders are prohibited. The trust preferred securities were sold and issued in private transactions pursuant to an exemption from registration under the Securities Act of 1933, as amended. Bancorp has guaranteed, on a subordinated basis, distributions and other payments due on trust preferred securities totaling $8.0 million issued by the grantor trusts which have identical maturity, repricing and payment terms as the subordinated debentures.

The following is a summary of the contractual terms of the subordinated debentures due to NorCal Community Bancorp grantor trusts as of June 30, 2014:

(dollars in thousands)
Subordinated debentures due to NorCal Community Bancorp Trust I on October 7, 2033 with interest payable quarterly, based on 3-month LIBOR plus 3.05%, repricing quarterly (3.28% as of June 30, 2014), redeemable, in whole or in part, on any interest payment date.	$4,124
Subordinated debentures due to NorCal Community Bancorp Trust II on March 15, 2036 with interest payable quarterly, based on 3-month LIBOR plus 1.40%, repricing quarterly (1.63% as of June 30, 2014), redeemable, in whole or in part, on any interest payment date.	4,124
Total	$8,248

Page-30

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

Under the American Recovery and Reinvestment Act of 2009, which allowed participants in the TCPP to withdraw from the program, we repurchased all 28,000 shares of outstanding preferred stock from the U.S. Treasury at $28 million plus accrued but unpaid dividends of $179 thousand on March 31, 2009. At the time of repurchase, we also accelerated the remaining accretion of the preferred stock totaling $945 thousand through retained earnings, reducing our net income available to common stockholders. The warrant was subsequently auctioned to two institutional investors in November 2011 and remains outstanding. It is adjusted for cash dividend increases to represent a right to purchase 156,483 shares of common stock at $26.84 per share as of June 30, 2014 in accordance with Section 13(c) of the Form of Warrant to Purchase Common Stock.

Dividends

Presented below is a summary of cash dividends paid to common shareholders, recorded as a reduction of retained earnings.

	Three months ended		Six months ended
(dollars in thousands except per share data, unaudited)	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Cash dividends to common stockholders	$1,123	$979	$2,243	$1,950
Cash dividends per common share	$0.19	$0.18	$0.38	$0.36

Share-Based Payments

The fair value of stock options on the grant date is recorded as a stock-based compensation expense in the consolidated statements of comprehensive income over the requisite service period with a corresponding increase in common stock. Stock-based compensation also includes compensation expense related to the issuance of unvested restricted common shares pursuant to the 2007 Equity Plan. The grant-date fair value of the restricted common shares, which is equal to its intrinsic value on that date, is being recorded as compensation expense over the requisite service period with a corresponding increase in common stock as the shares vest. In addition, we record excess tax benefits on the exercise of non-qualified stock options, the disqualifying disposition of incentive stock options and vesting of in-the-money restricted stock as an addition to common stock with a corresponding decrease in current taxes payable.

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

Page-31

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

We are exposed to credit loss equal to the contract amount of the commitment in the event of nonperformance by the borrower. We use the same credit policies in making commitments as we do for on-balance-sheet instruments and we evaluate each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us, is based on Management's credit evaluation of the borrower. Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, and real property.

The contractual amount of loan commitments and standby letters of credit not reflected on the consolidated statements of condition was $331.9 million at June 30, 2014. This amount included $173.8 million under commercial lines of credit (these commitments are contingent upon customers maintaining specific credit standards), $106.8 million under revolving home equity lines, $25.7 million under undisbursed construction loans, $13.8 million under standby letters of credit, and a remaining $11.8 million under personal and other lines of credit. We have set aside an allowance for losses in the amount of $664 thousand for these commitments as of June 30, 2014, which is recorded in interest payable and other liabilities on the consolidated statements of condition.

Operating Leases

We rent certain premises and equipment under long-term, non-cancelable operating leases expiring at various dates through the year 2028. Most of the leases contain certain renewal options and escalation clauses. At June 30, 2014, the approximate minimum future commitments payable under non-cancelable contracts for leased premises are as follows:

(dollars in thousands; unaudited)	2014	2015	2016	2017	2018	Thereafter	Total
Operating leases	$1,789	$3,648	$3,691	$3,681	$3,708	$10,078	$26,595

Litigation Matters

We may be party to legal actions which arise from time to time as part of the normal course of our business.  We believe, after consultation with legal counsel, that we have meritorious defenses in these actions, and that litigation contingency liabilities, if any, will not have a material adverse effect on our financial position, results of operations, or cash flows.

We are responsible for our proportionate share of certain litigation indemnifications provided to Visa U.S.A. ("Visa") by its member banks in connection with lawsuits related to anti-trust charges and interchange fees ("Covered Litigation"). On December 13, 2013, the district court issued a memorandum and order approving Visa's definitive class settlement agreement in the interchange multidistrict litigation ("Settlement Agreement") with the class plaintiffs. On January 14, 2014, the court entered the final judgment order approving the settlement. A number of objectors to the settlement have appealed that order. Until the appeals are finally adjudicated, no assurance can be provided that Visa will be able to resolve the class plaintiffs' claims as contemplated by the Settlement Agreement. On January 27, 2014, Visa's portion of the takedown payments related to the opt-out merchants, which was calculated to be approximately $1.1 billion, was deposited into the litigation escrow account. The conversion rate of Visa Class B common stock held by us to Class A common stock (as discussed in Note 5) may reduce if Visa makes more Covered Litigation settlement payments in the future and the full impact to member banks is still uncertain. However, we are not aware of significant future cash settlement payments required by us on the Covered Litigation.

Page-32

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

Page-33

As of June 30, 2014, we have eight interest rate swap agreements, which are scheduled to mature in September 2018, June 2020, August 2020, June 2031, October 2031, July 2032, August 2037 and October 2037. All of our derivatives are accounted for as fair value hedges. Our interest rate swaps are settled monthly with counterparties. Accrued interest on the swaps totaled $40 thousand and $70 thousand as of June 30, 2014 and December 31, 2013, respectively. Information on our derivatives follows:

	Asset derivatives		Liability derivatives
(dollars in thousands; 2014 unaudited)	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013
Fair value hedges:
Interest rate contracts notional amount	$10,430	$17,956	$22,019	$21,577
Interest rate contracts fair value[1]	$400	$961	$1,645	$2,519

	Three months ended
(dollars in thousands; unaudited)	June 30, 2014	June 30, 2013
(Increase) Decrease in value of designated interest rate swaps recognized in interest income	$(423)	$1,956
Payment on interest rate swaps recorded in interest income	(252)	(359)
Increase (Decrease) in value of hedged loans recognized in interest income	453	(2,095)
Decrease in value of yield maintenance agreement recognized against interest income	(15)	(18)
Net loss on derivatives recognized against interest income [2]	$(237)	$(516)

	Six months ended
(dollars in thousands; unaudited)	June 30, 2014	June 30, 2013
Increase in value of designated interest rate swaps recognized in interest income	$313	$2,603
Payment on interest rate swaps recorded in interest income	(505)	(717)
Decrease in value of hedged loans recognized in interest income	(78)	(2,787)
Decrease in value of yield maintenance agreement recognized against interest income	(62)	(36)
Net loss on derivatives recognized against interest income [2]	$(332)	$(937)
1 See Note 4 for valuation methodology.
2 Includes hedge ineffectiveness of $15 thousand and $(157) thousand for the quarters ended June 30, 2014 and June 30, 2013, respectively. Ineffectiveness of $173 thousand and $(220) thousand was recorded in interest income during the six months ended June 30, 2014 and June 30, 2013, respectively. Changes in value of swaps were included in the assessment of hedge effectiveness.

Page-34

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

Information on financial instruments that are eligible for offset in the consolidated statements of condition follows:

Offsetting of Financial Assets and Derivative Assets

(dollars in thousands; 2014 unaudited)				Gross Amounts Not Offset in the Statements of Condition
		Gross Amounts	Net Amounts
	Gross Amounts	Offset in the	of Assets Presented
	of Recognized	Statements of	in the Statements	Financial	Cash Collateral
	Assets[1]	Condition	of Condition[1]	Instruments	Received	Net Amount
As of June 30, 2014
Derivatives by Counterparty
Counterparty A	$400	$—	$400	$(400)	$—	$—
Counterparty B	—	—	—	—	—	—
Total	$400	$—	$400	$(400)	$—	$—

As of December 31, 2013
Derivatives by Counterparty
Counterparty A	$961	$—	$961	$(825)	$—	$136
Counterparty B	—	—	—	—	—	—
Total	$961	$—	$961	$(825)	$—	$136
1 Amounts exclude accrued interest totaling $7 thousand and $10 thousand at June 30, 2014 and December 31, 2013, respectively.

Offsetting of Financial Liabilities and Derivative Liabilities

(dollars in thousands; 2014 unaudited)				Gross Amounts Not Offset in the Statements of Condition
		Gross Amounts	Net Amounts of
	Gross Amounts	Offset in the	Liabilities Presented
	of Recognized	Statements of	in the Statements of	Financial	Cash Collateral
	Liabilities[2]	Condition	Condition[2]	Instruments	Pledged	Net Amount
As of June 30, 2014
Derivatives by Counterparty
Counterparty A	$1,192	$—	$1,192	$(400)	$—	$792
Counterparty B	453	—	453	—	(453)	—
Total	$1,645	$—	$1,645	$(400)	$(453)	$792

As of December 31, 2013
Derivatives by Counterparty
Counterparty A	$825	$—	$825	$(825)	$—	$—
Counterparty B	1,694	—	1,694	—	(1,694)	—
Total	$2,519	$—	$2,519	$(825)	$(1,694)	$—

2 Amounts exclude accrued interest totaling $33 thousand and $60 thousand at June 30, 2014 and December 31, 2013, respectively.

Page-35

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

Forward-looking statements are based on Management's current expectations regarding economic, legislative, and regulatory issues that may impact our earnings in future periods. A number of factors—many of which are beyond Management’s control—could cause future results to vary materially from current Management expectations. Such factors include, but are not limited to our ability to integrate the business from Bank of Alameda, general economic conditions, the economic uncertainty in the United States and abroad, changes in interest rates, deposit flows, real estate values, expected future cash flows on acquired loans and securities, competition; changes in accounting principles, policies or guidelines; changes in legislation or regulation; adverse weather conditions, including the drought in California; and other economic, competitive, governmental, regulatory and technological factors affecting our operations, pricing, products and services.

The events or factors that could cause results or performance to materially differ from those expressed in our prior forward-looking statements concerning the Acquisition include:

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

Page-36

RESULTS OF OPERATIONS

Highlights of the financial results are presented in the following table:

	For the three months ended		For the six months ended
(dollars in thousands, except per share data; unaudited)	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
For the period:
Net income	$5,168	$3,055	$9,701	$7,921
Net income per share
Basic	$0.88	$0.56	$1.65	$1.47
Diluted	$0.86	$0.55	$1.62	$1.44
Return on average equity	10.96%	7.72%	10.47%	10.19%
Return on average assets	1.14%	0.86%	1.08%	$1.12%
Common stock dividend payout ratio	21.74%	32.06%	23.11%	24.63%
Average shareholders’ equity to average total assets	10.41%	11.20%	10.26%	11.02%
Efficiency ratio	56.60%	64.12%	60.22%	60.67%
Tax equivalent net interest margin	4.23%	4.30%	4.24%	4.39%

(dollars in thousands, except per share data; 2014 unaudited)	June 30, 2014	December 31, 2013
At period end:
Book value per common share	$32.29	$30.78
Total assets	$1,823,901	$1,805,194
Total loans	$1,338,511	$1,269,322
Total deposits	$1,598,823	$1,587,102
Loan-to-deposit ratio	83.7%	80.0%
Total risk-based capital ratio - Bancorp	13.5%	13.2%
Tier 1 leverage ratio (to average assets) - Bancorp	10.2%	10.8%

Page-37

Executive Summary

Earnings in the second quarter of 2014 totaled $5.2 million, compared to $4.5 million the first quarter of 2014 and $3.1 million in the second quarter of 2013. Diluted earnings per share totaled $0.86 in the second quarter of 2014, compared to $0.76 in the prior quarter and $0.55 in the same quarter last year. For the six-month period ended June 30, 2014, earnings totaled $9.7 million compared to $7.9 million for the same period a year ago. Diluted earnings per share for the six-month period ended June 30, 2014 totaled $1.62 compared to $1.44 in the same period a year ago.

Gross loans grew to $1.3 billion, an increase of $66.7 million, or 5.2% from December 31, 2013, which was driven by new volume in commercial real estate and commercial and industrial loans. Credit quality improved with non-accrual loans representing 0.76% of total loans at June 30, 2014, down from 0.92% at December 31, 2013. Non-accrual loans decreased from $11.7 million at year-end to $10.1 million at June 30, 2014. Accruing loans past due 30 to 89 days totaled $1.5 million at June 30, 2014, compared to $995 thousand at December 31, 2013.

The provision for loan losses of $600 thousand in the second quarter of 2014 was primarily driven by loan growth, compared to $150 thousand in the prior quarter and $1.1 million in the same quarter a year ago. The ratio of allowance for loan losses ("ALLL") to total loans decreased minimally from 1.12% at December 31, 2013 to 1.11% at June 30, 2014.

Deposits totaled $1.6 billion at both June 30, 2014 and December 31, 2013. Non-interest bearing deposits totaled 45.3% of total deposits at June 30, 2014, compared to 40.8% at December 31, 2013. The increase in non-interest bearing deposits reflects organic growth as well as the conversion of certain interest bearing accounts acquired from Bank of Alameda to non-interest bearing accounts in March 2014.

The total risk-based capital ratio for Bancorp was 13.5% at June 30, 2014, up from 13.2% at December 31, 2013. The total tier 1 leverage ratio for Bancorp was 10.2% at June 30, 2014, compared to 10.8% at December 31, 2013. The regulatory capital ratios continue to be well above current regulatory requirements for a well-capitalized institution, as well as new capital requirements effective January 1, 2015 (Basel Committee on Bank Supervision guidelines for determining regulatory capital).

Net interest income totaled $17.9 million in both the second quarter of 2014 and the prior quarter, compared to $14.3 million in the same quarter a year ago. The increase from the same quarter a year ago relates to higher balances on loans and investment securities, as well as accretion and gains on pay-offs of acquired loans. The tax-equivalent net interest margin was 4.23%, 4.25% and 4.30% for these respective periods. The decrease in net interest margin in the second quarter of 2014 compared to the same quarter a year ago relates to the impact of the low interest rate environment on our loan portfolio and higher cash balances as a percentage of interest-earning assets, partially offset by the accretion and gains on pay-offs of acquired loans.

Non-interest income in the second quarter of 2014 totaled $2.4 million, compared to $2.2 million in the prior quarter and $1.9 million in the same quarter a year ago. The increase from the same quarter a year ago primarily relates to gains on the sale of investment securities, higher dividend income from the Federal Home Loan Bank of San Francisco and higher debit card interchange fees.

Non-interest expense totaled $11.5 million in the second quarter of 2014, compared to $12.8 million in the prior quarter and $10.4 million in the same quarter a year ago. Non-interest expense in the second quarter of 2014 decreased $1.4 million, or 10.8%, compared to the prior quarter, primarily related to the absence of Acquisition-related expenses and professional service cost savings in the second quarter. The second quarter of 2014 reflects normalization of non-interest expense with significant declines in salaries and related benefits, data processing costs and professional services as the one-time expenses of the Acquisition were fully absorbed in the fourth quarter of 2013 and the first quarter of 2014. The increase in non-interest expense from the same quarter a year ago reflects the higher cost base associated with a larger-sized bank, expansion into the East Bay, and increased lending staff in the North Bay.

Page-38

Critical Accounting Policies

Critical accounting policies are those that are both most important to the portrayal of our financial condition and results of operations and require Management's most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Management has determined the following five accounting policies to be critical: Allowance for Loan Losses, Acquired Loans, Other-than-temporary Impairment of Investment Securities, Accounting for Income Taxes, and Fair Value Measurements.

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

The first component, specific allowances, results from the analysis of identified problem credits and the evaluation of sources of repayment including collateral, as applicable. Through Management's ongoing loan grading and credit monitoring process, individual loans are identified that have conditions indicating the borrower may be unable to pay all amounts due in accordance with the contractual terms. These loans are evaluated for impairment individually by Management. Management considers an originated loan to be impaired when it is probable we will be unable to collect all amounts due according to the contractual terms of the loan agreement. For allowances established on acquired loans, refer to Acquired Loans discussed below. When the fair value of the impaired loan is less than the recorded investment in the loan, the difference is recorded as impairment through the establishment of a specific allowance. For loans determined to be impaired, the extent of the impairment is measured based on the present value of expected future cash flows discounted at the loan's effective interest rate at origination (for originated loans), based on the loan's observable market price, or based on the fair value of the collateral if the loan is collateral dependent or if foreclosure is imminent. Generally with problem credits that are collateral dependent, we obtain appraisals of the collateral at least annually. We may obtain appraisals more frequently if we believe the collateral value is subject to market volatility, if a specific event has occurred to the collateral, or if we believe foreclosure is imminent.

The second component is an estimate of the probable inherent losses in each loan pool with similar characteristics. This analysis encompasses the entire loan portfolio and excludes acquired loans where the discount has not been fully accreted. For allowance established on acquired loans, see below under Acquired Loans. Under our allowance model, loans are evaluated on a pool basis by loan segment which is further delineated by Federal regulatory reporting codes ("call codes"). Each segment is assigned an expected loss factor which is primarily based on a twelve quarter look-back at our historical losses for that particular segment, as well as a number of other factors.

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

Page-39

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

We estimated the fair value of acquired loans at the acquisition date based on a discounted cash flow methodology that considered factors including the type of loan and related collateral, risk classification, fixed or variable interest rate, term of loan, whether or not the loan was amortizing, and current discount rates. Loans, except for purchased credit impaired ("PCI") loans, were grouped together according to similar characteristics and were treated in the aggregate when applying various valuation techniques. Expected cash flows incorporates our best estimate of current key assumptions, such as property values, default rates, loss severity and prepayment speeds. Discount rates were based on market rates for new originations of comparable loans, where available, and included adjustments for liquidity factors.

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

For acquired loans not considered credit impaired ("non-PCI") loans, we recognize the entire fair value discount accretion to interest income, based on the acquired loan's contractual cash flows using an effective interest rate method for term loans, and on a straight line basis for revolving lines, as the timing and amount of cash flows under revolving lines are not predictable. The level of accretion on non-PCI loans varies from period to period due to maturities and early pay-offs of these loans during the reporting periods. Subsequent to acquisition, if the probable and estimable losses for non-PCI loans exceed the amount of the remaining unaccreted discount, the excess is established as an allowance for loan losses.

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

According to the accounting guidance for PCI loans, the difference between the contractually required payments and the cash flows expected to be collected at acquisition, considering the impact of prepayments, is referred to as the nonaccretable difference and is not recorded. Furthermore, the difference between the expected cash flows and the fair value at acquisition date ("accretable difference") is accreted into interest income at a level yield of return over the remaining term of the loan, provided that the timing and amount of future cash flows is reasonably estimable.

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

Page-40

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

Page-41

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

Page-42

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

Average Statements of Condition and Analysis of Net Interest Income

	Three months ended			Three months ended
	June 30, 2014			June 30, 2013
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in thousands; unaudited)	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Interest-bearing due from banks [1]	$54,313	$37	0.27%	$4,485	$3	0.26%
Investment securities [2,3]	350,938	2,208	2.52%	266,774	1,452	2.18%
Loans [1,3,4]	1,303,363	16,597	5.04%	1,070,333	13,537	5.00%
Total interest-earning assets [1]	1,708,614	18,842	4.36%	1,341,592	14,992	4.42%
Cash and non-interest-bearing due from banks	41,739			27,331
Bank premises and equipment, net	9,228			9,313
Interest receivable and other assets, net	56,954			38,981
Total assets	$1,816,535			$1,417,217
Liabilities and Stockholders' Equity
Interest-bearing transaction accounts	$94,358	$26	0.11%	$83,285	$12	0.06%
Savings accounts	120,071	11	0.04%	95,083	8	0.03%
Money market accounts	504,597	131	0.10%	410,823	95	0.09%
CDARS® time accounts	—	—	—%	5,194	2	0.15%
Other time accounts	157,239	231	0.59%	136,759	224	0.66%
FHLB fixed-rate advances	15,000	78	2.07%	27,785	84	1.20%
Subordinated debenture [1]	5,043	105	8.24%	—	—	—%
Total interest-bearing liabilities	896,308	582	0.26%	758,929	425	0.22%
Demand accounts	716,774			486,410
Interest payable and other liabilities	14,281			13,092
Stockholders' equity	189,172			158,786
Total liabilities & stockholders' equity	$1,816,535			$1,417,217
Tax-equivalent net interest income/margin [1]		$18,260	4.23%		$14,567	4.30%
Reported net interest income/margin [1]		$17,874	4.14%		$14,305	4.21%
Tax-equivalent net interest rate spread			4.10%			4.20%

Page-43

	Six months ended			Six months ended
	June 30, 2014			June 30, 2013
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in thousands; unaudited)	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Interest-bearing due from banks [1]	$69,945	$88	0.25%	$5,094	$11	0.43%
Investment securities [2,3]	356,336	4,501	2.53%	275,553	3,236	2.35%
Loans [1,3,4]	1,286,197	33,117	5.12%	1,066,665	27,346	5.10%
Total interest-earning assets [1]	1,712,478	37,706	4.38%	1,347,312	30,593	4.52%
Cash and non-interest-bearing due from banks	41,766			27,788
Bank premises and equipment, net	9,158			9,369
Interest receivable and other assets, net	56,395			38,440
Total assets	$1,819,797			$1,422,909
Liabilities and Stockholders' Equity
Interest-bearing transaction accounts	$110,637	$49	0.09%	$106,205	$23	0.04%
Savings accounts	120,671	22	0.04%	95,818	16	0.03%
Money market accounts	511,743	289	0.11%	421,430	194	0.09%
CDARS® time accounts	—	—	—%	9,009	7	0.16%
Other time accounts	159,080	466	0.59%	138,496	456	0.66%
FHLB fixed-rate advances	15,000	156	2.07%	23,175	163	1.40%
Subordinated debenture [1]	5,015	210	8.48%	—	—	—%
Total interest-bearing liabilities	922,146	1,192	0.26%	794,133	859	0.22%
Demand accounts	695,848			458,030
Interest payable and other liabilities	15,010			13,987
Stockholders' equity	186,793			156,759
Total liabilities & stockholders' equity	$1,819,797			$1,422,909
Tax-equivalent net interest income/margin [1]		$36,514	4.24%		$29,734	4.39%
Reported net interest income/margin [1]		$35,768	4.15%		$29,101	4.30%
Tax-equivalent net interest rate spread			4.12%			4.30%

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

Second Quarter of 2014 Compared to Second Quarter of 2013

The tax-equivalent net interest margin was 4.23% in the second quarter of 2014, compared to 4.30% in the same quarter a year ago.  The decrease of seven basis points was primarily due to the impact of the low interest rate environment on our loan portfolio, higher cash balances as a percentage of interest-earning assets and slightly higher cost of funds principally from the assumptions of the higher costing subordinated debentures from NorCal, partially offset by the accretion and gains on pay-offs of loans from the Acquisition. The net interest spread decreased ten basis points over the same period for the same reasons.

The average yield on interest-earning assets decreased six basis points in the second quarter of 2014 compared to the second quarter of 2013 due to the reasons listed above. The loan portfolio as a percentage of average interest-earning assets was 76.3% and 79.8% for the second quarter of 2014 and the second quarter of 2013, respectively. Total average interest-earning assets increased $367.0 million, or 27.4%, in the second quarter of 2014, compared to the second quarter of 2013, due to both the Acquisition and organic growth.

Page-44

Market interest rates are, in part, based on the target Federal Funds interest rate (the interest rate banks charge each other for short-term borrowings) implemented by the Federal Reserve Open Market Committee ("FOMC"). In December of 2008, the target interest rate reached an historic low with a range of 0% to 0.25% where it remained as of June 30, 2014. The accommodative monetary policy measures taken by the FOMC in recent years, including three rounds of quantitative easing, has led to a prolonged low interest rate environment. As a result, we have experienced downward pricing pressure on our interest-earning assets that negatively impacted our net interest margin and yields on our earning assets.

Six Months 2014 Compared to Six Months 2013

The tax-equivalent net interest margin was 4.24% in the first six months of 2014 compared to 4.39% in the same period last year.  The decrease of fifteen basis points was primarily due to the impact of the low interest rate environment on our loan portfolio and higher cash balances as a percentage of interest-earning assets, partially offset by the accretion and gains on pay-offs of loans from the Acquisition. The net interest spread decreased eighteen basis points over the same period for the same reasons.

The average yield on interest-earning assets decreased fourteen basis points in the first six months of 2014 compared to the first six months of 2013 due to the reasons listed above. The loan portfolio as a percentage of average interest-earning assets was 75.1% and 79.2% for the six months ended June 30, 2014 and 2013, respectively. Total average interest-earning assets increased $365.2 million, or 27.1%, in the first six months of 2014 compared to the first six months of 2013, due to both the Acquisition and organic growth.

Our net interest margin fluctuations due to acquired loans were as follows:

	Three months ended				Six months ended
	June 30, 2014		June 30, 2013		June 30, 2014		June 30, 2013
(dollars in thousands; unaudited)	Dollar Amount	Basis point impact to net interest margin	Dollar Amount	Basis point impact to net interest margin	Dollar Amount	Basis point impact to net interest margin	Dollar Amount	Basis point impact to net interest margin
Accretion on PCI loans	$187	4 bps	$156	5 bps	$367	4 bps	$392	6 bps
Accretion on non-PCI loans	$713	17 bps	$246	7 bps	$2,043	24 bps	$378	6 bps
Gains on pay-offs of PCI loans	$622	14 bps	$149	4 bps	$622	7 bps	$469	7 bps

Page-45

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

The provision for loan losses totaled $600 thousand in the second quarter of 2014 due to loan growth, compared to $1.1 million in the same quarter a year ago due to a problem land loan. Provision for loan losses totaled $750 thousand for the six months ended June 30, 2014, compared to $870 thousand for the same period a year ago.

The allowance for loan losses decreased to 1.11% of loans at June 30, 2014, from 1.12% at December 31, 2013. Non-accrual loans totaled $10.1 million, or 0.76% of Bancorp's loan portfolio at June 30, 2014, compared to $11.7 million, or 0.92% at December 31, 2013. The decrease in non-accrual loans primarily relates to commercial loans that were resolved in the first quarter of 2014 and one residential loan that became performing in the second quarter of 2014.

Impaired loan balances totaled $25.6 million at June 30, 2014, compared to $25.7 million at December 31, 2013, with specific valuation allowances of $1.8 million and $2.0 million, respectively. Classified loans, which have regulatory risk grades of "substandard" or "doubtful", increased to $33.2 million at June 30, 2014, from $31.1 million at December 31, 2013.

Net recoveries in the second quarter of 2014 totaled $68 thousand, compared to net charge-offs of $177 thousand in the same quarter a year ago. Net charge-offs for the six months ended June 30, 2014 totaled $75 thousand, compared to $174 thousand for the same period a year ago. The percentage of net charge-offs/(recoveries) to average loans was (0.01)% in the second quarter of 2014, compared to 0.02% in the second quarter of 2013 and 0.01% for the six months ended June 30, 2014, compared to 0.02% for the same period a year ago.

Page-46

Non-interest Income

The table below details the components of non-interest income.

	Three months ended		Amount	Percent
(dollars in thousands; unaudited)	June 30, 2014	June 30, 2013	Increase (Decrease)	Increase (Decrease)
Service charges on deposit accounts	$528	$515	$13	2.5%
Wealth Management and Trust Services	613	539	74	13.7%
Debit card interchange fees	360	280	80	28.6%
Merchant interchange fees	207	222	(15)	(6.8)%
Earnings on Bank-owned life insurance	211	186	25	13.4%
Gain on sale of securities	97	—	97	NM
Other income	352	202	150	74.3%
Total non-interest income	$2,368	$1,944	$424	21.8%

	Six months ended		Amount	Percent
(dollars in thousands; unaudited)	June 30, 2014	June 30, 2013	Increase (Decrease)	Increase (Decrease)
Service charges on deposit accounts	$1,084	$1,036	$48	4.6%
Wealth Management and Trust Services	1,177	1,086	91	8.4%
Debit card interchange fees	660	532	128	24.1%
Merchant interchange fees	405	427	(22)	(5.2)%
Earnings on Bank-owned life insurance	424	587	(163)	(27.8)%
Gain on sale of securities	89	—	89	NM
Other income	745	382	363	95.0%
Total non-interest income	$4,584	$4,050	$534	13.2%

Service charges on deposit accounts and debit card interchange fees increased for both the three months and the six months ended June 30, 2014 when compared to the respective periods a year ago due to increased volume related to the Acquisition.

The increase in Wealth Management and Trust Services ("WMTS") income in both the three-month and six-month periods ended June 30, 2014 compared to the respective periods last year is due to the addition of new assets and market value appreciation of existing assets under management. Assets under management totaled approximately $336.2 million at June 30, 2014 and $298.1 million at June 30, 2013.

Bank-owned life insurance (“BOLI”) income increased in the quarter ended June 30, 2014 when compared to the quarter ended June 30, 2013 due to new policies from the Acquisition and additional policies purchased during the later half of last year. BOLI income decreased in the six-month period ended June 30, 2014 when compared to the six-month period ended June 30, 2013 due to a $223 thousand death benefit realized on the death of an insured employee in the first quarter of 2013, partially offset by earnings from the additional policies.

Other income increased for the three months ended June 30, 2014 when compared to the same quarter a year ago, primarily due to higher dividend income from the FHLB and commission income from mortgage brokerage. After an extensive review, we are discontinuing the small mortgage brokerage acquired from Bank of Alameda effective June 30, 2014 and the financial impact is not expected to be material. Other income for the six months ended June 30, 2014 when compared to the same period a year ago increased due to higher dividend income from FHLB and other one-time income.

Page-47

Non-interest Expense

The table below details the components of non-interest expense.

	Three months ended		Amount	Percent
(dollars in thousands; unaudited)	June 30, 2014	June 30, 2013	Increase (Decrease)	Increase (Decrease)
Salaries and related benefits	$6,232	$5,430	$802	14.8%
Occupancy and equipment	1,329	1,052	277	26.3%
Depreciation and amortization	403	353	50	14.2%
Federal Deposit Insurance Corporation	269	223	46	20.6%
Data processing	748	696	52	7.5%
Professional services	412	814	(402)	(49.4)%
Other non-interest expense
Advertising	87	114	(27)	(23.7)%
Other expense	1,977	1,737	240	13.8%
Total other non-interest expense	2,064	1,851	213	11.5%
Total non-interest expense	$11,457	$10,419	$1,038	10.0%

	Six months ended		Amount	Percent
(dollars in thousands; unaudited)	June 30, 2014	June 30, 2013	Increase (Decrease)	Increase (Decrease)
Salaries and related benefits	$13,162	$10,728	$2,434	22.7%
Occupancy and equipment	2,663	2,125	538	25.3%
Depreciation and amortization	819	689	130	18.9%
Federal Deposit Insurance Corporation	519	437	82	18.8%
Data processing	2,108	1,245	863	69.3%
Professional services	1,040	1,341	(301)	(22.4)%
Other non-interest expense
Advertising	199	232	(33)	(14.2)%
Other expense	3,790	3,317	473	14.3%
Total other non-interest expense	3,989	3,549	440	12.4%
Total non-interest expense	$24,300	$20,114	$4,186	20.8%

Salary and benefit expenses increased in the second quarter of 2014 when compared to the same quarter last year mainly due to an increase in staffing level from the Acquisition and the addition of commercial lenders in our Napa and Santa Rosa offices. Salaries and benefits for the six months ended June 30, 2014 when compared to the same period a year ago increased due to the same reasons, as well as expenses for the temporary acquisition integration staff incurred in 2014.

The increase in occupancy and equipment expenses in the three months ended June 30, 2014 compared to the three months ended June 30, 2013, is primarily due to the rent and common area maintenance expenses and other occupancy expenses related to new branches from the Acquisition. Occupancy and equipment expenses for the six months ended June 30, 2014 when compared to the same period a year ago increased for the same reasons.

Effective October 31, 2014, the commercial banking center in Emeryville, California, which was acquired from Bank of Alameda, will be closed. Management determined that our customers and the business community can be easily supported from our Oakland location. The existing Emeryville staff will be reassigned to existing East Bay locations. The financial impact is expected to be minimal.

Page-48

The increase in data processing in the three months ended June 30, 2014 compared to the three months ended June 30, 2013, is primarily due to increased data processing transaction volumes due to the Acquisition, while the increase for the six months ended June 30, 2014 when compared to the six months ended June 30, 2013 reflects one-time expenses of $442 thousand related to the Acquisition and increased transaction volume.

Since the one-time Acquisition-related expenses were fully absorbed in the first quarter of 2014, non-interest expenses for staffing and data processing are expected to stabilize for the remainder of 2014 at a level commensurate with the Bank's recent expansion.

Professional service expenses decreased in the second quarter of 2014 when compared to the same quarter last year mainly due to cost savings on various professional services in 2014 and the absence of legal fees incurred to facilitate the Acquisition in 2013. Professional service expenses for the six months ended June 30, 2014 when compared to the same period a year ago decreased for the same reasons.

FDIC insurance and other expenses include higher ongoing expenses as a result of the Acquisition. In addition, $193 thousand and $386 thousand of amortization of core deposit intangibles from the Acquisition were recorded in other expenses in the second quarter of 2014 and the first half of 2014, respectively, while there were no core deposit intangibles in the respective periods in 2013.

Provision for Income Taxes

The provision for income taxes for the second quarter of 2014 is $3.0 million at an effective tax rate of 36.9%, compared to $1.7 million at an effective tax rate of 35.4% in the same quarter last year. The provision for income taxes for the first half of 2014 is $5.6 million at an effective tax rate of 36.6%, compared to $4.2 million at an effective tax rate of 34.9% for the first half of 2013. The increase in the effective tax rate is primarily due to a higher expected pre-tax income for 2014 compared to 2013, and the expiration of the California Enterprise Zone tax benefits at January 1, 2014. These provisions reflect accruals for taxes at the applicable rates for federal income tax and California franchise tax based upon pre-tax income, and adjusted for the effects of all permanent differences between income for tax and financial reporting purposes (such as earnings on qualified municipal securities, BOLI, certain tax-exempt loans and low income housing tax credits). Therefore, there are fluctuations in the effective rate from period to period based on the relationship of net permanent differences to income before tax.

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

The State of California is currently examining 2011 and 2012 corporate income tax returns. At the time of issuance of this quarterly report, no adjustments have been proposed by the California Franchise Tax Board in connection with the examination. Although timing of the resolution or closure of the examination is uncertain, we do not anticipate a need to establish a reserve for uncertain tax positions in the next 12 months. At June 30, 2014, neither the Bank nor Bancorp had accruals for interest and penalties related to unrecognized tax benefits.

FINANCIAL CONDITION SUMMARY

During the first six months of 2014, total assets increased $18.7 million to $1.8 billion.  The increase in assets primarily reflects loan growth in the first half of 2014, mainly funded by our cash and maturities and pay-downs of investment securities. As a result, our loan-to-asset ratio has increased from 70.3% at December 31, 2013 to 73.4% at June 30, 2014.

Investment Securities

Page-49

Investment securities in our portfolio that may be backed by mortgages having sub-prime or Alt-A features (certain privately issued CMOs) represent 1.2% of our total investment portfolio at June 30, 2014, compared to 1.7% at December 31, 2013.

We sold one available-for-sale and six held-to-maturity securities in the first six months of 2014 with total proceeds of $2.0 million and $2.1 million, respectively, and incurred a loss of $15 thousand and a net gain of $104 thousand, respectively. The sales of the held-to-maturity securities were due to evidence of significant deterioration of creditworthiness of the issuers since purchase, such as continuous operating deficits, declines in assessed values and/or adverse demographic trends.

Page-50

At June 30, 2014 and December 31, 2013, distribution of our investment in obligations of state and political subdivisions was as follows:

	June 30, 2014				December 31, 2013
			% of state and	[1]			% of state and	[1]
(dollars in thousands; unaudited)	Amortized Cost	Fair Value	municipal securities		Amortized Cost	Fair Value	municipal securities
Within California:
General obligation bonds	$15,887	$16,064	19.4%		$16,682	$16,720	17.6%
Revenue bonds	25,337	25,681	30.4%		26,804	26,810	27.6%
Tax allocation bonds	8,327	8,304	9.7%		9,114	8,902	9.1%
Total in California	49,551	50,049	59.5%		52,600	52,432	54.3%

Outside California:
General obligation bonds	22,635	23,913	27.5%		30,490	31,819	32.1%
Revenue bonds	10,982	10,941	13.0%		13,239	12,949	13.6%
Total outside California	33,617	34,854	40.5%		43,729	44,768	45.7%

Total obligations of state and political subdivisions	$83,168	$84,903	100.0%		$96,329	$97,200	100.0%

[1] Based on par values.

The portion of the portfolio outside the state of California is distributed among 16 states. The largest concentrations are in Ohio (5.6%), Wisconsin (3.9%) and Arizona (3.7%). Revenue bonds, both within and outside California, primarily consisted of bonds relating to essential services (such as roads and utilities) and school district bonds.

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

There are six California tax allocation bonds totaling $3.0 million at amortized cost and at fair value for which Moody’s credit ratings diverge from the internal assessment. In June 2012, Moody’s Investor Service downgraded to Ba1 all uninsured California redevelopment agency tax allocation bonds (“RDA”s) that were rated Baa3 or higher. The downgrade to Ba1 was prompted by the increased risk of default resulting from the state's dissolution of all redevelopment agencies. The downgrade was based on the potential risk that new laws governing "successor" agencies (Assembly bills 26 and 1484) might further reduce credit quality, and uncertainty as to whether there was sufficient information available to assess the credit quality of tax allocation bonds. In 2013, certain ratings of RDAs were withdrawn by Moody’s. Internal research shows the dispute between the California State Department of Finance and certain successor agencies regarding funds on hand required for payment of debt service, has been successfully resolved in the successor agencies’ favor by the State Superior Court. In addition, the California State Department of Finance is in the process of approving refinancing requests from the successor agencies. Debt coverage ratios and assessed property value trends indicate that Moody’s rating downgrade/withdrawal is not necessarily reflective of the issuers’ credit profiles. Standard & Poors is still rating these six bonds at A.

Page-51

Loans

We had a strong level of loan originations in the first six months of 2014, reflecting our recent success in sourcing commercial real estate and commercial/industrial loans from new and existing relationships. Loan originations were partially offset by early pay-offs and refinancing activity, in line with current market pressure and strong competition for quality loans, as well as maturities, and our successful resolution of problem loans. Our residential loan portfolio includes no sub-prime loans, nor is it our normal practice to underwrite loans commonly referred to as "Alt-A mortgages," the characteristics of which are loans lacking full documentation, borrowers having low FICO scores or collateral compositions reflecting high loan-to-value ratios. Refer to Note 6 for the composition of our outstanding loans by class.

Liabilities

During the first six months of 2014, total liabilities increased $8.7 million to $1.6 billion primarily due to an increase in deposits as a result of organic growth in the Marin and Sonoma markets. The lower level of money market accounts primarily reflects attrition in certain high-priced deposits from Bank of Alameda after repricing during the system conversion in March 2014. Non-interest-bearing deposits increased $76.8 million while interest-bearing transaction accounts decreased $42.7 million during the first half of 2014. Non-interest bearing deposits totaled $724 million at June 30, 2014, and represented 45.3% of total deposits as of June 30, 2014, up from 40.8% at December 31, 2013.

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

Capital ratios are reviewed by Management on a regular basis to ensure that capital exceeds the prescribed regulatory minimums and is adequate to meet our anticipated future needs.  For all periods presented, the Bank’s ratios exceed the regulatory definition of “well capitalized” under the regulatory framework for prompt corrective action and Bancorp’s ratios exceed the required minimum ratios for capital adequacy purposes. We expect the Bank to remain well capitalized under the current requirements for capital adequacy, as well as under the new Basel III rules.

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

Page-52

The Bank’s and Bancorp’s capital adequacy ratios as of June 30, 2014 and December 31, 2013 are presented in the following tables. Bancorp's tier one capital includes the subordinated debentures, which are not included at the Bank level. We continue to build capital in 2014 due to the accumulation of net income.

Capital Ratios for Bancorp (dollars in thousands; June 30, 2014 unaudited)	Actual Ratio		Ratio to Capital Adequacy Purposes
As of June 30, 2014	Amount	Ratio	Amount	Ratio
Total Capital (to risk-weighted assets)	$200,228	13.45%	≥$119,127	≥ 8.0%
Tier 1 Capital (to risk-weighted assets)	$184,665	12.40%	≥$59,564	≥ 4.0%
Tier 1 Capital (to average assets)	$184,665	10.23%	≥$72,202	≥ 4.0%

As of December 31, 2013
Total Capital (to risk-weighted assets)	$190,738	13.21%	≥$115,524	≥ 8.0%
Tier 1 Capital (to risk-weighted assets)	$175,835	12.18%	≥$57,762	≥ 4.0%
Tier 1 Capital (to average assets)	$175,835	10.78%	≥$65,222	≥ 4.0%

Capital Ratios for the Bank (dollars in thousands; June 30, 2014 unaudited)	Actual Ratio		Ratio for Capital Adequacy Purposes		Ratio to be Well Capitalized under Prompt Corrective Action Provisions
As of June 30, 2014	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk-weighted assets)	$193,932	13.03%	≥$119,097	≥ 8.0%	≥$148,872	≥ 10.0%
Tier 1 Capital (to risk-weighted assets)	$178,369	11.98%	≥$59,549	≥ 4.0%	≥$89,323	≥ 6.0%
Tier 1 Capital (to average assets)	$178,369	9.88%	≥$72,187	≥ 4.0%	≥$90,233	≥ 5.0%

As of December 31, 2013
Total Capital (to risk-weighted assets)	$181,911	12.60%	≥$115,495	≥ 8.0%	≥$144,368	≥ 10.0%
Tier 1 Capital (to risk-weighted assets)	$167,007	11.57%	≥$57,747	≥ 4.0%	≥$86,621	≥ 6.0%
Tier 1 Capital (to average assets)	$167,007	10.24%	≥$65,215	≥ 4.0%	≥$81,519	≥ 5.0%

Liquidity

The goal of liquidity management is to provide adequate funds to meet both loan demand and unexpected deposit withdrawals. We accomplish this goal by maintaining an appropriate level of liquid assets, and formal lines of credit with the FHLB, FRB and correspondent banks that enable us to borrow funds as needed. Our ALCO, which is comprised of certain directors of the Bank, is responsible for establishing and monitoring our liquidity targets and strategies.

Management regularly adjusts our investments in liquid assets based upon our assessment of expected loan demand, expected deposit flows, yields available on interest-earning securities and the objectives of our asset/liability management program. Management monitors the Bank's liquidity and capital markets on a regular basis for signs of stress and has a contingency funding plan should liquidity risk increase above internal limits.

We obtain funds from the repayment and maturity of loans as well as deposit inflows, investment security maturities, sales and pay-downs, Federal Funds purchases, FHLB advances, and other borrowings.  Our primary uses of funds are the origination of loans, the purchase of investment securities, withdrawals of deposits, maturities of certificates of deposits, repayment of borrowings, and dividends to common stockholders.

We attract and retain new deposits, which depends upon the variety and effectiveness of our customer account products, service and convenience, and rates paid to customers, as well as our financial strength. Any long-term decline in retail deposit funding would adversely impact our liquidity. We have secured borrowing capacity through the FHLB and FRB that can be drawn upon to ensure diversification of funding sources. Management anticipates our current strong liquidity position and core deposit base will provide adequate liquidity to fund our operations.

Page-53

As presented in the accompanying unaudited consolidated statements of cash flows, the sources of liquidity vary between periods. Our cash and cash equivalents at June 30, 2014 totaled $81.4 million, a decrease of $22.4 million from December 31, 2013. The primary uses of funds during the first six months of 2014 were $66.7 million in loan originations (net of principal collections) and $9.9 million in purchases of available-for-sale investment securities. The primary sources of funds included $38.6 million in proceeds from sales, pay-downs and maturities of investment securities, a net increase in deposits of $11.7 million and $6.5 million net cash provided by operating activities.

At June 30, 2014, our cash and cash equivalents and unpledged available-for-sale securities with estimated maturities within one year totaled $85.8 million. The remainder of the unpledged available-for-sale securities portfolio of $211.5 million provides additional liquidity. These liquid assets equaled 16.3% of our assets at June 30, 2014, compared to 18.4% at December 31, 2013.

We anticipate that cash and cash equivalents on hand and other sources of funds will provide adequate liquidity for our operating, investing and financing needs and our regulatory liquidity requirements for the foreseeable future. Management monitors our liquidity position daily, balancing loan fundings/payments with changes in deposit activity and overnight investments. Our emphasis on local deposits combined with our well-capitalized equity position, provides a very stable funding base. In addition to cash and cash equivalents, we have substantial additional borrowing capacity including unsecured lines of credit totaling $87.0 million with correspondent banks.  Further, we have pledged a certain residential loan portfolio to secure our borrowing capacity with the FRB, which totaled $27.0 million at June 30, 2014.  As of June 30, 2014, there is no debt outstanding to correspondent banks or the FRB. We are also a member of the FHLB and have a line of credit (secured under terms of a blanket collateral agreement by a pledge of essentially all of our unencumbered financial assets) in the amount of $491.7 million, of which $476.5 million was available at June 30, 2014. The interest rates on overnight borrowings with both correspondent banks and the FHLB are determined daily and generally approximate the Federal Funds target rate.

Undisbursed loan commitments, which are not reflected on the consolidated statements of condition, totaled $331.9 million at June 30, 2014. This amount included $173.8 million under commercial lines of credit (these commitments are generally contingent upon customers maintaining specific credit standards), $106.8 million under revolving home equity lines, $25.7 million under undisbursed construction loans, $13.8 million under standby letters of credit, and a remaining $11.8 million under personal and other lines of credit. These commitments, to the extent used, are expected to be funded primarily through the repayment of existing loans, deposit growth and existing balance sheet liquidity. Over the next twelve months $92.1 million of time deposits will mature.

Since Bancorp is a holding company and does not conduct regular banking operations, its primary sources of liquidity are dividends from the Bank. Under the California Financial Code, payment of a dividend from the Bank to Bancorp without advance regulatory approval is restricted to the lesser of the Bank’s retained earnings or the amount of the Bank’s undistributed net profits from the previous three fiscal years. The primary uses of funds for Bancorp are shareholder dividends, interest payments on subordinated debentures and ordinary operating expenses.  Bancorp held $5.9 million of cash at June 30, 2014. These funds are deemed sufficient to cover Bancorp's operational needs and cash dividends to shareholders through the end of 2014. Management anticipates that there will be sufficient earnings at the Bank level to provide dividends to Bancorp to meet its funding requirements for the foreseeable future.

Page-54

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

Sensitivity of net interest income (“NII”), liquidity and capital to interest rate changes results from changes in market prices as well as differences in the maturity or repricing of asset and liability portfolios. To mitigate this risk, the structure of our assets and liabilities is managed with the objective of correlating the movements of interest rates on loans and investments with those of deposits and borrowings. Our policies set limits on the acceptable amount of change to NII, liquidity and capital in changing interest rate environments. We use simulation models to forecast cash flows that produce NII and liquidity.

In addition to our solid core deposit base, we have mitigated earnings sensitivity to a certain extent through the use of interest rate swaps from time to time. We enter into these interest rate swap contracts designated as fair value hedges to mitigate the changes in the fair value of specified long-term fixed-rate loans and firm commitments to enter into long-term fixed-rate loans caused by changes in interest rates. See Note 10 to the Consolidated Financial Statements in this Form 10-Q.

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

Since 2008, there have been no changes in the Federal funds target rate which has been kept at an historically low level of 0-0.25%. In their policy meeting in June 2014, Federal Reserve officials agreed to end their bond-buying program, also known as quantitative easing which was aimed to hold down long-term interest rates, in October of 2014. The Bank is expected to benefit when market yields in new loans respond to the steepening or upward shifts of the yield curve, although it may be on a lagged basis. The Bank currently has low interest rate risk and is asset sensitive (net interest margin positioned to increase if rates go up).

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

Page-55

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

ITEM 2       Unregistered Sales of Equity Securities and Use of Proceeds

We did not have any unregistered sales of our equity securities during the three months ended June 30, 2014.

ITEM 3       Defaults Upon Senior Securities

None.

ITEM 4      Mine Safety Disclosures

Not applicable.

ITEM 5      Other Information

None.

Page-56

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

Page-57

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bank of Marin Bancorp
(registrant)

August 8, 2014	/s/ Russell A. Colombo
Date	Russell A. Colombo
President &
Chief Executive Officer
(Principal Executive Officer)

August 8, 2014	/s/ Tani Girton
Date	Tani Girton
Executive Vice President &
Chief Financial Officer
(Principal Financial Officer)

August 8, 2014	/s/ Cecilia Situ
Date	Cecilia Situ
First Vice President &
Manager of Finance & Treasury
(Principal Accounting Officer)

Page-58