Form 10-Q
period 2014-09-30
Bank of Marin Bancorp
filed 2014-11-07
CIK 1403475

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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
Yes   ☐     No  ☒

As of October 31, 2014, there were 5,933,408 shares of common stock outstanding.

Page-2

PART I       FINANCIAL INFORMATION

ITEM 1.  Financial Statements

BANK OF MARIN BANCORP CONSOLIDATED STATEMENTS OF CONDITION at September 30, 2014 and December 31, 2013

(dollars in thousands, except share data; 2014 unaudited)	September 30, 2014	December 31, 2013
Assets
Cash and due from banks	$46,424	$103,773
Investment securities
Held-to-maturity, at amortized cost	118,843	122,495
Available-for-sale, at fair value (amortized cost $210,676 and $245,158 at September 30, 2014 and December 31, 2013, respectively)	211,582	243,998
Total investment securities	330,425	366,493
Loans, net of allowance for loan losses of $15,049 and $14,224 at September 30, 2014 and December 31, 2013, respectively	1,345,936	1,255,098
Bank premises and equipment, net	9,277	9,110
Goodwill	6,436	6,436
Core deposit intangible	3,925	4,503
Interest receivable and other assets	60,234	59,781
Total assets	$1,802,657	$1,805,194

Liabilities and Stockholders' Equity
Liabilities
Deposits
Non-interest-bearing	$717,720	$648,191
Interest-bearing
Transaction accounts	89,891	137,748
Savings accounts	127,774	118,770
Money market accounts	485,626	520,525
Time accounts	150,613	161,868
Total deposits	1,571,624	1,587,102
Federal Home Loan Bank ("FHLB") borrowing	15,000	15,000
Subordinated debentures	5,131	4,969
Interest payable and other liabilities	15,228	17,236
Total liabilities	1,606,983	1,624,307

Stockholders' Equity
Preferred stock, no par value Authorized - 5,000,000 shares, none issued	—	—
Common stock, no par value Authorized - 15,000,000 shares; Issued and outstanding - 5,930,100 and 5,877,524 at September 30, 2014 and December 31, 2013, respectively	81,993	80,095
Retained earnings	113,115	101,464
Accumulated other comprehensive income (loss), net	566	(672)
Total stockholders' equity	195,674	180,887
Total liabilities and stockholders' equity	$1,802,657	$1,805,194

The accompanying notes are an integral part of these consolidated financial statements.

Page-3

BANK OF MARIN BANCORP CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three months ended		Nine months ended
(in thousands, except per share amounts; unaudited)	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Interest income
Interest and fees on loans	$16,195	$13,049	$48,877	$40,050
Interest on investment securities
Securities of U.S. government agencies	1,126	553	3,551	1,763
Obligations of state and political subdivisions	496	524	1,737	1,599
Corporate debt securities and other	254	311	778	974
Interest due from banks and other	37	34	125	45
Total interest income	18,108	14,471	55,068	44,431
Interest expense
Interest on interest-bearing transaction accounts	25	12	74	35
Interest on savings accounts	12	9	34	25
Interest on money market accounts	126	101	415	295
Interest on time accounts	229	227	695	690
Interest on FHLB and overnight borrowings	79	80	235	243
Interest on subordinated debentures	106	—	316	—
Total interest expense	577	429	1,769	1,288
Net interest income	17,531	14,042	53,299	43,143
Provision for loan losses	—	(480)	750	390
Net interest income after provision for loan losses	17,531	14,522	52,549	42,753
Non-interest income
Service charges on deposit accounts	552	509	1,636	1,545
Wealth Management and Trust Services	567	532	1,744	1,618
Debit card interchange fees	375	288	1,035	820
Merchant interchange fees	224	196	629	623
Earnings on Bank-owned life insurance	208	179	632	766
Gain on sale of securities	4	(35)	93	(35)
Other income	371	284	1,116	666
Total non-interest income	2,301	1,953	6,885	6,003
Non-interest expense
Salaries and related benefits	6,108	5,389	19,270	16,117
Occupancy and equipment	1,381	1,040	4,044	3,165
Depreciation and amortization	383	343	1,202	1,032
Federal Deposit Insurance Corporation insurance	261	244	780	681
Data processing	748	612	2,856	1,857
Professional services	537	775	1,577	2,116
Other expense	1,932	1,704	5,921	5,253
Total non-interest expense	11,350	10,107	35,650	30,221
Income before provision for income taxes	8,482	6,368	23,784	18,535
Provision for income taxes	3,104	2,364	8,705	6,610
Net income	$5,378	$4,004	$15,079	$11,925
Net income per common share:
Basic	$0.91	$0.74	$2.56	$2.20
Diluted	$0.89	$0.72	$2.51	$2.16
Weighted average shares used to compute net income per common share:
Basic	5,903	5,433	5,887	5,414
Diluted	6,014	5,538	5,996	5,511
Dividends declared per common share	$0.20	$0.18	$0.58	$0.54
Comprehensive income:
Net income	$5,378	$4,004	$15,079	$11,925
Other comprehensive income (loss)
Change in net unrealized (loss) gain on available-for-sale securities	(344)	(621)	2,047	(2,591)
Reclassification adjustment for loss on sale of available-for-sale securities included in net income	4	35	19	35
Net change in unrealized (loss) gain on available-for-sale securities, before tax	(340)	(586)	2,066	(2,556)
Deferred tax (benefit) expense	(141)	(246)	828	(1,073)
Other comprehensive (loss) income, net of tax	(199)	(340)	1,238	(1,483)
Comprehensive income	$5,179	$3,664	$16,317	$10,442
The accompanying notes are an integral part of these consolidated financial statements.

Page-4

BANK OF MARIN BANCORP CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
for the year ended December 31, 2013 and the nine months ended September 30, 2014

(dollars in thousands; 2014 unaudited)	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income, Net of Taxes	Total
	Shares	Amount
Balance at December 31, 2012	5,389,210	$58,573	$91,164	$2,055	$151,792
Net income	—	—	14,270	—	14,270
Other comprehensive loss	—	—	—	(2,727)	(2,727)
Stock options exercised	71,237	2,218	—	—	2,218
Excess tax benefit - stock-based compensation	—	125	—	—	125
Stock issued under employee stock purchase plan	870	34	—	—	34
Restricted stock granted	11,850	—	—	—	—
Restricted stock forfeited / cancelled	(3,998)	—	—	—	—
Stock-based compensation - stock options	—	175	—	—	175
Stock-based compensation - restricted stock	—	228	—	—	228
Cash dividends paid on common stock	—	—	(3,970)	—	(3,970)
Stock purchased by directors under director stock plan	160	6			6
Stock issued in payment of director fees	5,619	222	—	—	222
Stock issued to NorCal Community Bancorp shareholders	402,576	18,514	—	—	18,514
Balance at December 31, 2013	5,877,524	$80,095	$101,464	$(672)	$180,887
Net income	—	—	15,079	—	15,079
Other comprehensive income	—	—	—	1,238	1,238
Stock options exercised	40,123	1,146	—	—	1,146
Excess tax benefit - stock-based compensation	—	149	—	—	149
Stock issued under employee stock purchase plan	431	19	—	—	19
Restricted stock granted	8,523	—	—	—	—
Restricted stock forfeited / cancelled	(2,067)	—	—	—	—
Stock-based compensation - stock options	—	153	—	—	153
Stock-based compensation - restricted stock	—	183	—	—	183
Cash dividends paid on common stock	—	—	(3,428)	—	(3,428)
Stock purchased by directors under director stock plan	260	12	—	—	12
Stock issued in payment of director fees	5,306	236	—	—	236
Balance at September 30, 2014	5,930,100	$81,993	$113,115	$566	$195,674

The accompanying notes are an integral part of these consolidated financial statements.

Page-5

BANK OF MARIN BANCORP CONSOLIDATED STATEMENTS OF CASH FLOWS
for the nine months ended September 30, 2014 and 2013

(dollars in thousands, unaudited)	September 30, 2014	September 30, 2013
Cash Flows from Operating Activities:
Net income	$15,079	$11,925
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	750	390
Compensation expense--common stock for director fees	170	166
Stock-based compensation expense	336	309
Excess tax benefits from exercised stock options	(104)	(86)
Amortization of core deposit intangible	578	—
Amortization of investment security premiums, net of accretion of discounts	1,982	2,401
Accretion of discount on acquired loans	(3,311)	(1,137)
Accretion of discount on subordinated debentures	162	—
Net amortization of deferred loan origination costs/fees	(382)	(662)
(Gain) loss on sale of investment securities	(93)	35
Depreciation and amortization	1,202	1,032
Gain on sale of repossessed assets	—	(43)
Earnings on bank owned life insurance policies	(632)	(766)
Net change in operating assets and liabilities:
Interest receivable	122	408
Interest payable	(44)	(32)
Deferred rent and other rent-related expenses	165	50
Other assets	(44)	(2,276)
Other liabilities	(1,849)	2,926
Total adjustments	(992)	2,715
Net cash provided by operating activities	14,087	14,640
Cash Flows from Investing Activities:
Purchase of available-for-sale securities	(16,353)	—
Proceeds from sale of available-for-sale securities	2,435	2,220
Proceeds from sale of held-to-maturity securities	2,146	—
Proceeds from paydowns/maturity of held-to-maturity securities	14,738	7,815
Proceeds from paydowns/maturity of available-for-sale securities	33,320	28,963
Loans originated and principal collected, net	(88,028)	(20,375)
Purchase of FHLB stock	(492)	—
Purchase of premises and equipment	(1,369)	(635)
Proceeds from sale of repossessed assets	—	270
Cash paid for low income housing tax credit investment	(208)	—
Net cash (used in) provided by investing activities	(53,811)	18,258
Cash Flows from Financing Activities:
Net (decrease) increase in deposits	(15,478)	39,187
Proceeds from stock options exercised	1,146	1,736
Stock issued under employee and director stock purchase plans	—	34
Proceeds from stock issued under employee and director stock purchase plans	31	—
Cash dividends paid on common stock	(3,428)	(2,932)
Excess tax benefits from exercised stock options	104	86
Net cash (used in) provided by financing activities	(17,625)	38,111
Net (decrease) increase in cash and cash equivalents	(57,349)	71,009
Cash and cash equivalents at beginning of period	103,773	28,349
Cash and cash equivalents at end of period	$46,424	$99,358
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,660	$1,320
Cash paid for income taxes	$7,165	$7,889
Supplemental disclosure of non-cash investing and financing activities:
Change in unrealized gain on available-for-sale securities	$(2,066)	$(2,556)
Securities transferred from available-for-sale to held-to-maturity	$14,297	$—
Subscription in low income housing tax credit investment	$1,000	$1,000
Stock issued in payment of director fees	$236	$222

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

Certain information and footnote disclosures presented in the annual consolidated financial statements are not included in the interim consolidated financial statements. Accordingly, the accompanying unaudited interim consolidated financial statements should be read in conjunction with our 2013 Annual Report on Form 10-K.  The results of operations for the three months and nine months ended September 30, 2014 are not necessarily indicative of the operating results for the full year.

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

Page-7

	Three months ended		Nine months ended
(shares and dollars in thousands; except per share data; unaudited)	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Weighted average basic shares outstanding	5,903	5,433	5,887	5,414
Potentially diluted common shares related to stock options	41	46	42	43
Potentially diluted common shares related to unvested restricted stock	4	4	4	4
Potentially diluted common shares related to the warrant	66	55	63	50
Weighted average diluted shares outstanding	6,014	5,538	5,996	5,511

Net income	$5,378	$4,004	$15,079	$11,925
Basic EPS	$0.91	$0.74	$2.56	$2.20
Diluted EPS	$0.89	$0.72	$2.51	$2.16

Weighted average anti-dilutive shares not included in the calculation of diluted EPS	51	51	48	48

Page-8

Note 2: Recently Issued Accounting Standards

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) effective on a retrospective basis for annual reporting periods beginning after December 15, 2016. Since this ASU does not apply to financial instruments, we do not expect this ASU to have a significant impact on our financial condition or results of operations.

In June 2014, the FASB issued ASU No. 2014-11, Transfers and Servicing (Topic 860) Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures. This ASU changes the accounting for repurchase-to-maturity transactions and repurchase financing arrangements. It also requires additional disclosures about repurchase agreements and other similar transactions. The new guidance aligns the accounting for repurchase-to-maturity transactions and repurchase agreements executed as a repurchase financing with the accounting for other typical repurchase agreements. Going forward, these transactions would all be accounted for as secured borrowings. This ASU is effective for the first interim or annual period beginning after December 15, 2014. Since we currently do not enter into repurchase agreements, we do not expect this ASU to have a significant impact on our financial condition or results of operations.

Page-9

In June 2014, the FASB issued ASU No. 2014-12, Compensation - Stock Compensation (Topic 718) Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. This ASU provides guidance for entities that grant their employees share-based payment awards where a performance target that affects vesting could be achieved after the requisite service period. That is the case when an employee is eligible to retire or otherwise terminate employment before the end of the period in which a performance target could be achieved and still be eligible to vest in the award if and when the performance target is achieved. This ASU stipulates that compensation expense should be recognized in the period where the performance target becomes probable of being achieved as opposed to the date that the award was granted. ASU 2014-12 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. We do not expect this ASU to have a significant impact on our financial condition or results of operations, as we currently do not grant share-based payment awards where a performance target that affects vesting could be achieved after the requisite service period.

Note 3: Acquisition

On November 29, 2013, we completed the merger of NorCal, parent company of Bank of Alameda, to enhance our market presence. The merger added $173.8 million in loans, $241.0 million in deposits and $53.7 million in investment securities to Bank of Marin as well as four branch offices serving Alameda, Emeryville, and Oakland in California. Effective October 31, 2014, the Emeryville branch was closed after Management determined that our customers and the business community can be easily supported from our Oakland location. The assets acquired and liabilities assumed, both tangible and intangible, were recorded at their fair values as of the acquisition date in accordance with ASC 805, Business Combinations. We have up to a year from the acquisition date to obtain additional information that existed at the acquisition date and affected the identification and measurement of assets acquired and liabilities assumed. As of September 30, 2014, there have been no additional information nor significant changes in the acquisition-date fair value of assets acquired or liabilities assumed. The acquisition was treated as a "reorganization" within the definition of section 368(a) of the Internal Revenue Code and is generally considered tax-free for U.S. federal income tax purposes.

As a result of the Acquisition, we recorded $6.4 million in goodwill, which represents the excess of the total purchase price paid over the fair value of the assets acquired, net of the fair values of liabilities assumed. Goodwill mainly reflects expected value created through the combined operations of Bank of Alameda and Bank of Marin and our expanded footprint in the East Bay. It is evaluated for impairment annually. We determined that the fair value of our traditional community banking activities (provided through our branch network) exceeded its carrying amount. Therefore, no impairment on goodwill has been recorded. The goodwill is not deductible for tax purposes.

Core deposit intangible represents estimated future benefits of acquired deposits and is booked separately from the related deposits. We recorded a core deposit intangible asset of $4.6 million on November 29, 2013, of which $69 thousand was amortized in 2013 and $578 thousand was amortized in the first nine months of 2014. It is amortized on an accelerated basis over an estimated ten-year life. The core deposit intangible asset is evaluated periodically for impairment, and no impairment loss was recognized as of September 30, 2014.

Page-10

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

Page-11

The following table summarizes our assets and liabilities that were required to be recorded at fair value on a recurring basis.

(dollars in thousands) Description of Financial Instruments	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At September 30, 2014 (unaudited):
Securities available-for-sale:
Mortgage-backed securities and collateralized mortgage obligations issued by U.S. government-sponsored agencies	$169,903	$—	$167,160	$2,743
Debentures of government-sponsored agencies	$14,552	$—	$14,552	$—
Privately-issued collateralized mortgage obligations	$7,843	$—	$7,843	$—
Obligations of state and political subdivisions	$14,271	$—	$14,271	$—
Corporate bonds	$5,013	$—	5,013	$—
Derivative financial assets (interest rate contracts)	$313	$—	$313	$—
Derivative financial liabilities (interest rate contracts)	$1,537	$—	$1,537	$—
At December 31, 2013:
Securities available-for-sale:
Mortgage-backed securities and collateralized mortgage obligations issued by U.S. government-sponsored agencies	$190,604	$—	$190,604	$—
Debentures of government-sponsored agencies	$21,312	$—	$21,312	$—
Privately-issued collateralized mortgage obligations	$10,874	$—	$10,874	$—
Obligations of state and political subdivisions	$15,771	$—	$15,771	$—
Corporate bonds	$5,437	$—	$5,437	$—
Derivative financial assets (interest rate contracts)	$961	$—	$961	$—
Derivative financial liabilities (interest rate contracts)	$2,519	$—	$2,519	$—

Securities available-for-sale are recorded at fair value on a recurring basis. When available, quoted market prices (Level 1) are used to determine the fair value of securities available-for-sale. If quoted market prices are not available, we obtain pricing information from a reputable third-party service provider, who may utilize valuation techniques that use current market-based or independently sourced parameters, such as bid/ask prices, dealer-quoted prices, interest rates, benchmark yield curves, prepayment speeds, probability of default, loss severity and credit spreads (Level 2).   Level 2 securities include U.S. agencies or government sponsored agencies' debt securities, mortgage-backed securities, government agency-issued and privately-issued collateralized mortgage obligations. As of September 30, 2014 and December 31, 2013, there are no securities that are considered Level 1 securities. As of September 30, 2014, we have one available-for-sale security that is considered Level 3 security. The security is a U.S. government agency obligation collateralized by a small pool of business equipment loans guaranteed by the Small Business Administration program. This security is not actively traded and is owned only by a few investors. The significant unobservable data that is reflected in the fair value measurement include dealer quotes, projected prepayment speeds/average life and credit information, among other things. It was transferred to Level 3 security during the second quarter of 2014 and the decrease in unrealized gain during the third quarter is $8 thousand.

On a recurring basis, derivative financial instruments are recorded at fair value, which is based on the income approach using observable Level 2 market inputs, reflecting market expectations of future interest rates as of the measurement date.  Standard valuation techniques are used to calculate the present value of the future expected cash flows assuming an orderly transaction.  Valuation adjustments may be made to reflect both our own credit risk and the counterparties’

Page-12

credit quality in determining the fair value of the derivatives. Level 2 inputs for the valuations are limited to observable market prices for LIBOR cash rates and OIS rates (for the very short term), quoted prices for LIBOR futures contracts, observable market prices for LIBOR and OIS swap rates, and one-month and three-month LIBOR basis spreads at commonly quoted intervals.  Mid-market pricing of the inputs is used as a practical expedient in the fair value measurements.  We project spot rates at reset days specified by each swap to determine future cash flows, then discount to present value using either LIBOR or OIS curves depending on the collateral posted as of the measurement date.  When the value of any collateral placed with counterparties is less than the interest rate derivative liability, an additional discount is applied to reflect our potential credit risk to counterparties.  We have used the spread between the Standard & Poor's BBB rated U.S. Bank Composite rate and LIBOR for the closest maturity term corresponding to the duration of the swaps to derive the credit-risk-related component of the discount rate of future cash flows from the collateral shortfall.

The following table presents the carrying value of financial instruments that were measured at fair value on a nonrecurring basis and that were still held in the statements of condition at each respective period end, by level within the fair value hierarchy as of September 30, 2014 and December 31, 2013.

(dollars in thousands) Description of Financial Instruments	Carrying Value[1]	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3) [1]
At September 30, 2014 (unaudited):
Impaired loans carried at fair value:
Installment and other consumer	64	—	—	64
Total	$64	$—	$—	$64

At December 31, 2013:
Impaired loans carried at fair value:
Construction	3,037	—	—	3,037
Installment and other consumer	35	—	—	35
Total	$3,072	$—	$—	$3,072

1 Represents collateral-dependent loan principal balances that had been generally written down to the values of the underlying collateral, net of specific valuation allowances of $15 thousand and $363 thousand at September 30, 2014 and December 31, 2013, respectively. The carrying value of loans fully charged-off, which includes unsecured lines of credit, overdrafts and all other loans, is zero.

Certain financial assets may be measured at fair value on a non-recurring basis. These assets are subject to fair value adjustments that result from the application of the lower of cost or fair value accounting or write-downs of individual assets, such as impaired loans and other real estate owned ("OREO").

When a loan is identified as impaired, it is reported at the lower of cost or fair value, measured based on the loan's observable market price (Level 1) or the current net realizable value of the underlying collateral securing the loan, if the loan is collateral dependent (Level 3).  Net realizable value of the underlying collateral is the fair value of the collateral less estimated selling costs and any prior liens. Appraisals, recent comparable sales, offers and listing prices are factored in when valuing the collateral. We review and verify the qualifications and licenses of  the certified general appraisers used for appraising commercial properties or certified residential appraisers for residential properties. Real estate appraisals may utilize a combination of approaches including replacement cost, sales comparison and the income approach. Comparable sales and income data are analyzed by the appraisers and adjusted to reflect differences between them and the subject property such as type, leasing status and physical condition. When the appraisals are received, Management reviews the assumptions and methodology utilized in the appraisal, as well as the overall resulting value in conjunction with independent data sources such as recent market data and industry-wide statistics. We generally use a 6% discount for selling costs which is applied to all properties, regardless of size. Appraised values may be adjusted to reflect changes in market conditions that have occurred subsequent to the appraisal date, or for revised estimates regarding the timing or cost of the property sale. These adjustments are based on qualitative judgments made by Management on a case-by-case basis. There have been no significant changes in the valuation techniques during the quarter and nine-month period ended September 30, 2014.

Page-13

OREO represents collateral acquired through foreclosure and is initially recorded at fair value as established by a current appraisal, adjusted for disposition costs. Subsequently, OREO is measured at lower of cost or fair value. OREO values are reviewed on an ongoing basis and any subsequent decline in fair value is recorded as a foreclosed asset expense in the current period. The value of OREO is determined based on independent appraisals, similar to the process used for impaired loans, discussed above, and is generally classified as Level 3. At September 30, 2014 and December 31, 2013, we had $461 thousand of OREO acquired from Bank of Alameda as part of the Acquisition. There was no change in the estimated fair value of the OREO from the date of the Acquisition through September 30, 2014.

Securities held-to-maturity may be written down to fair value (determined using the same techniques discussed above for securities available-for-sale) as a result of an other-than-temporary impairment, if any.

 Disclosures about Fair Value of Financial Instruments

The table below is a summary of fair value estimates for financial instruments as of September 30, 2014 and December 31, 2013, excluding financial instruments recorded at fair value on a recurring basis (summarized in the first table in this note). The carrying amounts in the following table are recorded in the consolidated statements of condition under the indicated captions. We have excluded non-financial assets and non-financial liabilities defined by the Codification (ASC 820-10-15-1A), such as Bank premises and equipment, deferred taxes and other liabilities.  In addition, we have not disclosed the fair value of financial instruments specifically excluded from disclosure requirements of the Financial Instruments Topic of the Codification (ASC 825-10-50-8), such as Bank-owned life insurance policies.

	September 30, 2014			December 31, 2013
(dollars in thousands; 2014 unaudited)	Carrying Amounts	Fair Value	Fair Value Hierarchy	Carrying Amounts	Fair Value	Fair Value Hierarchy
Financial assets
Cash and cash equivalents	$46,424	$46,424	Level 1	$103,773	$103,773	Level 1
Investment securities held-to-maturity	118,843	121,177	Level 2	122,495	123,858	Level 2
Loans, net	1,345,936	1,361,745	Level 3	1,255,098	1,245,475	Level 3
Interest receivable	5,645	5,645	Level 2	5,767	5,767	Level 2
Financial liabilities
Deposits	1,571,624	1,572,582	Level 2	1,587,102	1,588,278	Level 2
Federal Home Loan Bank borrowings	15,000	15,501	Level 2	15,000	15,665	Level 2
Subordinated debentures	5,131	5,187	Level 3	4,969	4,950	Level 3
Interest payable	209	209	Level 2	253	253	Level 2

Following is a description of methods and assumptions used to estimate the fair value of each class of financial instrument not recorded at fair value but required for disclosure purposes:

Cash and Cash Equivalents - The carrying amounts of cash and cash equivalents approximate their fair value because of the short-term nature of these instruments.

Held-to-maturity Securities - Held-to-maturity securities, which generally consist of mortgage-backed securities, obligations of state and political subdivisions and corporate bonds, are recorded at their amortized cost. Their fair value for disclosure purposes is determined using methodologies similar to those described above for available-for-sale securities using Level 2 inputs. If Level 2 inputs are not available, we may utilize pricing models that incorporate unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities (Level 3).  As of September 30, 2014 and December 31, 2013, we did not hold any held-to-maturity securities whose fair value was measured using significant unobservable inputs.

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

Page-14

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

Page-15

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

	September 30, 2014				December 31, 2013
	Amortized	Fair	Gross Unrealized		Amortized	Fair	Gross Unrealized
(dollars in thousands; 2014 unaudited)	Cost	Value	Gains	(Losses)	Cost	Value	Gains	(Losses)
Held-to-maturity
Obligations of state and political subdivisions	$65,089	$66,943	$1,935	$(81)	$80,381	$81,429	$1,764	$(716)
Corporate bonds	40,363	40,691	340	(12)	42,114	42,429	375	(60)
MBS pass-through securities issued by FHLMC and FNMA	13,391	13,543	152	—	—	—	—	—
Total held-to-maturity	118,843	121,177	2,427	(93)	122,495	123,858	2,139	(776)

Available-for-sale
Securities of U.S. government agencies:
MBS pass-through securities issued by FHLMC and FNMA	100,978	101,345	555	(188)	124,063	123,033	616	(1,646)
CMOs issued by FNMA	15,608	15,600	65	(73)	18,573	18,438	60	(195)
CMOs issued by FHLMC	33,288	33,243	96	(141)	23,710	23,679	144	(175)
CMOs issued by GNMA	19,359	19,715	364	(8)	24,944	25,454	609	(99)
Debentures of government- sponsored agencies	14,727	14,552	111	(286)	21,845	21,312	108	(641)
Privately issued CMOs	7,627	7,843	220	(4)	10,649	10,874	257	(32)
Obligations of state and political subdivisions	14,156	14,271	137	(22)	15,948	15,771	14	(191)
Corporate bonds	4,933	5,013	83	(3)	5,426	5,437	25	(14)
Total available-for-sale	210,676	211,582	1,631	(725)	245,158	243,998	1,833	(2,993)

Total investment securities	$329,519	$332,759	$4,058	$(818)	$367,653	$367,856	$3,972	$(3,769)

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

Page-16

The amortized cost and fair value of investment debt securities by contractual maturity at September 30, 2014 are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2014				December 31, 2013
	Held-to-Maturity		Available-for-Sale		Held-to-Maturity		Available-for-Sale
(dollars in thousands; 2014 unaudited)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$25,111	$25,272	$2,377	$2,389	$8,731	$8,784	$5,522	$5,521
After one year but within five years	63,192	64,436	39,599	39,793	88,255	89,095	42,229	42,338
After five years through ten years	15,900	16,669	19,241	19,031	24,244	24,786	26,232	25,478
After ten years	14,640	14,800	149,459	150,369	1,265	1,193	171,175	170,661
Total	$118,843	$121,177	$210,676	$211,582	$122,495	$123,858	$245,158	$243,998

We sold two available-for-sale and six held-to-maturity securities in the first nine months of 2014 with total proceeds of $2.4 million and $2.1 million, respectively, and incurred a loss of $11 thousand and a net gain of $104 thousand, respectively. The sales of the held-to-maturity securities were due to evidence of significant deterioration in issuer creditworthiness since purchase. Two available-for-sale securities were sold in January 2013 with proceeds of $1.1 million and a small net gain of $339.

Investment securities carried at $67.4 million and $61.8 million at September 30, 2014 and December 31, 2013, respectively, were pledged to the State of California: $66.5 million and $61.1 million to secure public deposits in compliance with the Local Agency Security Program at September 30, 2014 and December 31, 2013, respectively, and $860 thousand and $732 thousand to provide collateral for trust deposits at September 30, 2014 and December 31, 2013, respectively. In addition, investment securities carried at $1.1 million were pledged to collateralize an internal Wealth Management and Trust Services (“WMTS”) checking account at both September 30, 2014 and December 31, 2013.

Page-17

Other-Than-Temporarily Impaired Debt Securities

We have evaluated the credit ratings of our investment securities and their issuer and/or insurers. Based on our evaluation, Management has determined that no investment security in our investment portfolio is other-than-temporarily impaired. We do not have the intent, and it is more likely than not that we will not have to sell securities temporarily impaired at September 30, 2014 before recovery of the cost basis.

Twenty-eight and ninety-five investment securities were in unrealized loss positions at September 30, 2014 and December 31, 2013, respectively. Those securities are summarized and classified according to the duration of the loss period in the table below:

September 30, 2014	< 12 continuous months		> 12 continuous months		Total securities in a loss position
(dollars in thousands; unaudited)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
Held-to-maturity
Obligations of state & political subdivisions	$5,636	$(27)	4,280	(54)	$9,916	$(81)
Corporate bonds	—	—	3,550	(12)	3,550	(12)
Total held-to-maturity	5,636	(27)	7,830	(66)	13,466	(93)
Available-for-sale
MBS pass-through securities issued by FNMA and FHLMC	20,670	(188)	—	—	20,670	(188)
CMOs issued by FNMA	4,346	(73)	—	—	4,346	(73)
CMOs issued by FHLMC	23,886	(141)	—	—	23,886	(141)
CMOs issued by GNMA	3,474	(8)	—	—	3,474	(8)
Debentures of government- sponsored agencies	493	(2)	9,717	(284)	10,210	(286)
Privately issued CMOs	318	(4)	—	—	318	(4)
Obligations of state & political subdivisions	2,804	(22)	—	—	2,804	(22)
Corporate bonds	989	(3)	—	—	989	(3)
Total available-for-sale	56,980	(441)	9,717	(284)	66,697	(725)
Total temporarily impaired securities	$62,616	$(468)	$17,547	$(350)	$80,163	$(818)

Page-18

December 31, 2013	< 12 continuous months		> 12 continuous months		Total securities in a loss position
(dollars in thousands)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
Held-to-maturity
Obligations of state & political subdivisions	$13,933	$(419)	$9,033	$(297)	$22,966	$(716)
Corporate bonds	3,017	(11)	4,963	(49)	7,980	(60)
Total held-to-maturity	16,950	(430)	13,996	(346)	30,946	(776)
Available-for-sale
MBS pass-through securities issued by FNMA and FHLMC	90,914	(1,297)	3,172	(349)	94,086	(1,646)
CMOs issued by FNMA	17,535	(195)	—	—	17,535	(195)
CMOs issued by FHLMC	17,899	(175)	—	—	17,899	(175)
CMOs issued by GNMA	3,966	(99)	—	—	3,966	(99)
Debentures of government- sponsored agencies	16,872	(641)	—	—	16,872	(641)
Privately issued CMOs	4,634	(31)	159	(1)	4,793	(32)
Obligations of state & political subdivisions	11,516	(191)	—	—	11,516	(191)
Corporate bonds	1,479	(14)	—	—	1,479	(14)
Total available-for-sale	164,815	(2,643)	3,331	(350)	168,146	(2,993)
Total temporarily impaired securities	$181,765	$(3,073)	$17,327	$(696)	$199,092	$(3,769)

As of September 30, 2014, there were five investment positions that had been in a continuous loss position for more than twelve months. These securities consisted of a debenture of government-sponsored agency, obligations of U.S. state and political subdivisions, and a corporate bond. We have evaluated each of the bonds and believe that the decline in fair value is primarily driven by factors other than credit. It is probable that we will be able to collect all amounts due according to the contractual terms and no other-than-temporary impairment exists. MBS are supported by the U.S. Federal government to protect us from credit losses. Additionally, the obligations of state and political subdivisions and corporate bonds were deemed creditworthy based on our review of the issuers' recent financial information and their insurers, if any. Based upon our assessment of expected credit losses given the performance of the underlying collateral and the credit enhancements, we concluded that the security was not other-than-temporarily impaired at September 30, 2014.

Twenty-three investment securities in our portfolio were in a temporary loss position for less than twelve months as of September 30, 2014. They consisted of a debenture issued by government agency, MBS, obligations of U.S. state and political subdivisions, and a corporate bond. We determine that the strengths of GNMA and FNMA through guarantee or support from the U.S. Federal Government are sufficient to protect us from credit losses. The other temporarily impaired securities are deemed creditworthy after our internal analysis. Additionally, all are rated as investment grade by at least one major rating agency. As a result of this impairment analysis, we concluded that these securities were not other-than-temporarily impaired at September 30, 2014.

Non-Marketable Securities

As a member of the FHLB, we are required to maintain a minimum investment in the FHLB capital stock determined by the Board of Directors of the FHLB. The minimum investment requirements can also increase in the event we need to increase our borrowings with the FHLB. Shares cannot be purchased or sold except between the FHLB and its members at its $100 per share par value. We held $8.2 million and $7.8 million of FHLB stock recorded at cost in other assets on the consolidated statements of condition at September 30, 2014 and December 31, 2013, respectively. The carrying amounts of these investments are reasonable estimates of fair value because the securities are restricted to member banks and they do not have a readily determinable market value. Management does not believe that the FHLB stock is other-than-temporarily-impaired, as we expect to be able to redeem this stock at cost. On October 29,

Page-19

2014, the FHLB announced a cash dividend for the third quarter of 2014 at an annualized dividend rate of 7.4% to be distributed in mid-November.

As a member bank of Visa U.S.A., we hold 16,939 shares of Visa Inc. Class B common stock with a carrying value of zero, which is equal to our cost basis. These shares are restricted from resale until their conversion into Class A (voting) shares upon the termination of Visa Inc.'s covered litigation escrow account. As a result of the restriction, these shares are not considered available-for-sale and are not carried at fair value. Converting this Class B common stock to Class A common stock at a conversion rate of 0.4206, the value would be $1.5 million and $1.6 million at September 30, 2014 and December 31, 2013, respectively. The conversion rate is subject to further reduction upon the final settlement of the covered litigation against Visa Inc. and its member banks. See Note 9 herein.

We invest in low income housing tax credit funds as a limited partner, which totaled $1.8 million and $1.0 million as of September 30, 2014 and December 31, 2013, respectively. Starting 2014, we have elected to account for all low income housing investments using the proportional amortization method instead of cost method and recognized $40 thousand of low income housing tax credit as a component of income tax benefit for the nine months ended September 30, 2014 .

Page-20

Note 6:  Loans and Allowance for Loan Losses

Credit Quality of Loans

Outstanding loans by class and payment aging as of September 30, 2014 and December 31, 2013 are as follows:

Loan Aging Analysis by Class as of September 30, 2014 and December 31, 2013
(dollars in thousands; 2014 unaudited)	Commercial and industrial	Commercial real estate, owner-occupied	Commercial real estate, investor	Construction	Home equity	Other residential [1]	Installment and other consumer	Total
September 30, 2014
30-59 days past due	$3	$—	$—	$—	$—	$—	$279	$282
60-89 days past due	—	—	—	—	—	—	17	17
Greater than 90 days past due (non-accrual) [2]	193	1,403	2,505	5,173	436	—	128	9,838
Total past due	196	1,403	2,505	5,173	436	—	424	10,137
Current	201,320	233,090	671,923	40,775	109,219	75,992	18,529	1,350,848
Total loans [3]	$201,516	$234,493	$674,428	$45,948	$109,655	$75,992	$18,953	$1,360,985
Non-accrual loans to total loans	0.1%	0.6%	0.4%	11.3%	0.4%	—%	0.7%	0.7%
December 31, 2013
30-59 days past due	$18	$—	$—	$—	$240	$717	$17	$992
60-89 days past due	—	—	—	—	—	—	3	3
Greater than 90 days past due (non-accrual) [2]	1,187	1,403	2,807	5,218	234	660	169	11,678
Total past due	1,205	1,403	2,807	5,218	474	1,377	189	12,673
Current	182,086	239,710	622,212	26,359	97,995	71,257	17,030	1,256,649
Total loans [3]	$183,291	$241,113	$625,019	$31,577	$98,469	$72,634	$17,219	$1,269,322
Non-accrual loans to total loans	0.6%	0.6%	0.4%	16.5%	0.2%	0.9%	1.0%	0.9%
1 Our residential loan portfolio includes no sub-prime loans, nor is it our practice to underwrite loans commonly referred to as "Alt-A mortgages", the characteristics of which are loans lacking full documentation, borrowers having low FICO scores or higher loan-to-value ratios.

2 Amounts include $1.4 million of Purchased Credit Impaired ("PCI") loans that had stopped accreting interest at both September 30, 2014 and December 31, 2013, and exclude accreting PCI loans of $3.8 million and $5.7 million at September 30, 2014 and December 31, 2013, respectively, as their accretable yield interest recognition is independent from the underlying contractual loan delinquency status. There were no accruing loans more than ninety days past due at September 30, 2014 or December 31, 2013.

3 Amounts include net deferred loan costs of $406 thousand and $24 thousand at September 30, 2014 and December 31, 2013, respectively. Amounts are also net of unaccreted purchase discounts on non-PCI loans of $4.9 million and $7.6 million at September 30, 2014 and December 31, 2013, respectively.

Our commercial loans are generally made to established small and mid-sized businesses to provide financing for their working capital needs, equipment purchases, acquisitions, or refinancings.  Management examines historical, current, and projected cash flows to determine the ability of the borrower to repay obligations as agreed. Commercial loans are made based primarily on the identified cash flows of the borrower and secondarily on the underlying collateral. The cash flows of borrowers, however, may not occur as expected, and the collateral securing these loans may fluctuate in value. Most commercial and industrial loans are secured by the assets being financed, such as accounts receivable or inventory, and include a personal guarantee. Some short-term loans may be made on an unsecured basis. We target stable local businesses with guarantors that have proven to be resilient in periods of economic stress.  Typically, the guarantors provide an additional source of repayment for most of our credit extensions.

Commercial real estate loans are subject to underwriting standards and processes similar to commercial loans discussed above. We underwrite these loans to be repaid from cash flow and to be supported by real property collateral. Repayment of commercial real estate loans is largely dependent on the successful operation of the property securing the loan, or of the business conducted on the property securing the loan. Underwriting standards for commercial real estate loans include, but are not limited to, conservative debt coverage and loan-to-value ratios. Furthermore, substantially all of our loans are guaranteed by the owners of the properties.  Commercial real estate loans may be adversely affected by conditions in the real estate markets or in the general economy. When a vacancy has occurred, strong guarantors have historically carried the loans until a replacement tenant could be found.  The owner's substantial equity investment provides a strong economic incentive to continue to support the commercial real estate projects. As a result, we have experienced a relatively low level of loss and delinquencies in this portfolio.

Construction loans are generally made to developers and builders to finance land acquisition as well as the subsequent construction. These loans are underwritten after evaluation of the borrower's financial strength, reputation, prior track

Page-21

record, and independent appraisals. The construction industry can be impacted by significant events, including: the inherent volatility of real estate markets and vulnerability to delays due to weather, change orders, ability to obtain construction permits, labor or material shortages, and price hikes. Estimates of construction costs and of the completed project value may be inaccurate. Repayment of construction loans is largely dependent on the ultimate success of the project.

Consumer loans primarily consist of home equity lines of credit, other residential (tenants-in-common) loans, and installment and other consumer loans. We originate consumer loans utilizing credit score information, debt-to-income ratio and loan-to-value ratio analysis. Diversification, relatively small loan amounts that are spread across many individual borrowers, also mitigates risk. Additionally, trend reports are reviewed by Management on a regular basis. Underwriting standards for home equity lines of credit include, but are not limited to, a conservative loan-to-value ratio, the number of such loans a borrower can have at one time, and documentation requirements. Installment and other consumer loans are nearly evenly split between mobile home loans and floating home loans along with a small number of personal loans.

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

We regularly review our credits for accuracy of risk grades whenever new information is received. Borrowers are required to submit financial information at regular intervals:

•	Generally, commercial borrowers are required to submit financial information with reporting intervals ranging from monthly to annually depending on credit size, risk and complexity.

•	Investor commercial real estate borrowers with loans greater than $500 thousand are required to submit rent rolls or property income statements at least annually.

•	Construction loans are monitored monthly, and assessed on an ongoing basis.

•	Home equity and other consumer loans are assessed based on delinquency.

•	Loans graded “Watch” or more severe, regardless of loan type, are assessed no less than quarterly.

The following table represents an analysis of loans by internally assigned grades, including the PCI loans, at September 30, 2014 and December 31, 2013:

Page-22

(dollars in thousands; 2014 unaudited)	Commercial and industrial	Commercial real estate, owner-occupied	Commercial real estate, investor	Construction	Home equity	Other residential	Installment and other consumer	Purchased credit-impaired	Total
Credit Risk Profile by Internally Assigned Grade:
September 30, 2014
Pass	$186,922	$209,600	$654,889	$39,358	$104,794	$72,732	$17,937	$2,203	$1,288,435
Special Mention	7,749	10,471	9,359	856	1,849	1,704	417	1,146	33,551
Substandard	6,511	11,826	7,995	5,723	2,945	1,556	599	1,844	38,999
Total loans	$201,182	$231,897	$672,243	$45,937	$109,588	$75,992	$18,953	$5,193	$1,360,985

December 31, 2013
Pass	$162,625	$216,537	$609,157	$25,069	$93,792	$69,176	$16,336	$1,340	$1,194,032
Special Mention	13,990	16,533	8,570	725	2,164	1,047	227	894	44,150
Substandard	6,343	3,224	5,413	5,768	2,444	2,411	656	4,881	31,140
Total loans	$182,958	$236,294	$623,140	$31,562	$98,400	$72,634	$17,219	$7,115	$1,269,322

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

The table below summarizes outstanding TDR loans by loan class as of September 30, 2014 and December 31, 2013. The summary includes those TDRs that are on non-accrual status and those that continue to accrue interest.

(dollars in thousands; 2014 unaudited)	As of
Recorded investment in Troubled Debt Restructurings [1]	September 30, 2014	December 31, 2013

Commercial and industrial	$4,337	$5,117
Commercial real estate, owner-occupied	8,491	4,333
Commercial real estate, investor	527	534
Construction	6,654	6,335
Home equity	703	506
Other residential	1,552	2,063
Installment and other consumer	1,724	1,693
Total	$23,988	$20,581

1 Includes $16.9 million and $12.9 million of TDR loans that were accruing interest as of September 30, 2014 and December 31, 2013, respectively. Includes $1.8 million of acquired loans at both September 30, 2014 and December 31, 2013, respectively.

Page-23

The tables below present the following information for TDRs modified during the periods presented: number of contracts modified, the recorded investment in the loans prior to modification, and the recorded investment in the loans after the loans were restructured. The tables below exclude fully paid-off or fully charged-off TDR loans.

(dollars in thousands; unaudited)	Number of Contracts Modified	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment at period end
Troubled Debt Restructurings during the three months ended September 30, 2014:
Commercial and industrial	2	$513	$596	$596
Commercial real estate, owner-occupied	1	4,226	4,216	4,206
Home equity	1	74	74	74
Other residential	1	815	$814	$814
Total	5	$5,628	$5,700	$5,690

Troubled Debt Restructurings during the three months ended September 30, 2013:
Commercial and industrial	3	$587	$560	$558
Commercial real estate, owner occupied	1	2,961	2,956	2,951
Commercial real estate, investor	1	539	538	536
Construction	2	11	9	9
Total	7	$4,098	$4,063	$4,054

Troubled Debt Restructurings during the nine months ended September 30, 2014:
Commercial and industrial [1]	7	$1,336	$1,460	$1,431
Commercial real estate, owner-occupied	1	4,226	4,216	4,206
Other residential	1	815	814	814
Home equity	2	224	224	222
Installment and other consumer	6	281	278	270
Total	17	$6,882	$6,992	$6,943

Troubled Debt Restructurings during the nine months ended September 30, 2013:
Commercial and Industrial [2]	5	$1,086	$1,057	$991
Commercial real estate, owner-occupied	1	2,961	2,956	2,951
Commercial real estate, investor	1	539	538	536
Construction	1	4,745	4,766	4,806
Installment and other consumer	2	11	9	9
Total	10	$9,342	$9,326	$9,293

1 Excludes one contract modified and subsequently paid off during the nine months ended September 30, 2014 in the amount of $905 thousand pre-modification and post-modification.
2 Excludes two contracts modified and subsequently paid off during the nine months ended September 30, 2013. The pre-modification and post-modification outstanding recorded investment balances were both $218 thousand.

Modifications during the nine months ended September 30, 2014 primarily involved maturity extensions and interest rate concessions, while modifications during the nine months ended September 30, 2013 were primarily due to extensions of maturity. During the first nine months of 2014 and 2013, there were no defaults on loans that had been modified as troubled debt restructuring within the prior twelve-month period. We report defaulted TDRs based on a payment default definition of more than ninety days past due.

Page-24

Impaired Loan Balances and Their Related Allowance by Major Classes of Loans

The tables below summarize information on impaired loans and their related allowance. Total impaired loans include non-accrual loans, accruing TDR loans and accreting PCI loans that have experienced post-acquisition declines in cash flows expected to be collected.

(dollars in thousands; unaudited)	Commercial and industrial	Commercial real estate, owner-occupied	Commercial real estate, investor	Construction	Home equity	Other residential	Installment and other consumer	Total
September 30, 2014
Recorded investment in impaired loans:
With no specific allowance recorded	$1,212	$5,609	$3,032	$5,173	$550	$528	$240	$16,344
With a specific allowance recorded	3,125	2,882	—	1,492	302	1,024	1,563	10,388
Total recorded investment in impaired loans	$4,337	$8,491	$3,032	$6,665	$852	$1,552	$1,803	$26,732
Unpaid principal balance of impaired loans:
With no specific allowance recorded	$1,258	$7,266	$5,023	$7,863	$1,036	$528	$240	$23,214
With a specific allowance recorded	3,220	2,882	—	1,682	302	1,024	1,564	10,674
Total unpaid principal balance of impaired loans	$4,478	$10,148	$5,023	$9,545	$1,338	$1,552	$1,804	$33,888
Specific allowance	$817	$100	$—	$3	$29	$98	$286	$1,333

Average recorded investment in impaired loans during the quarter ended September 30, 2014	$5,292	$6,982	$3,090	$6,678	$857	$1,440	$1,847	$26,186
Interest income recognized on impaired loans during the quarter ended September 30, 2014	$88	$54	$7	$23	$5	$14	$19	$210
Average recorded investment in impaired loans during the nine months ended September 30, 2014	$5,818	$5,980	$3,186	$6,568	$730	$1,726	$1,876	$25,884
Interest income recognized on impaired loans during the nine months ended September 30, 2014	$309	$220	$21	$67	$14	$56	$56	$743
Average recorded investment in impaired loans during the quarter ended September 30, 2013	$5,933	$3,526	$6,389	$8,479	$775	$2,576	$1,842	$29,520
Interest income recognized on impaired loans during the quarter ended September 30, 2013	$102	$63	$7	$21	$5	$22	$16	$236
Average recorded investment in impaired loans during the nine months ended September 30, 2013	$7,584	$2,861	$6,178	$7,138	$1,022	$2,744	$1,881	$29,408
Interest income recognized on impaired loans during the nine months ended September 30, 2013	$343	$170	$7	$233	$25	$67	$50	$895

(dollars in thousands)	Commercial and industrial	Commercial real estate, owner-occupied	Commercial real estate, investor	Construction	Home equity	Other residential	Installment and other consumer	Total

December 31, 2013
Recorded investment in impaired loans:
With no specific allowance recorded	$977	$1,403	$3,341	$2,806	$349	$1,254	$112	$10,242
With a specific allowance recorded	4,725	4,085	—	3,927	157	809	1,750	$15,453
Total recorded investment in impaired loans	$5,702	$5,488	$3,341	$6,733	$506	$2,063	$1,862	$25,695
Unpaid principal balance of impaired loans:
With no specific allowance recorded	$977	$3,060	$5,333	$5,547	$835	$1,254	$154	$17,160
With a specific allowance recorded	4,930	5,088	—	4,114	157	809	1,750	16,848
Total recorded investment in impaired loans	$5,907	$8,148	$5,333	$9,661	$992	$2,063	$1,904	$34,008
Specific allowance	$1,170	$90	$—	$341	$1	$23	$364	$1,989

Page-25

The gross interest income that would have been recorded, had non-accrual loans been current, totaled $182 thousand and $291 thousand in the quarters ended September 30, 2014, and September 30, 2013, respectively, and totaled $567 thousand and $827 thousand for the nine months ended September 30, 2014 and September 30, 2013, respectively. PCI loans are excluded from the foregone interest data above as their accretable yield interest recognition is independent from the underlying contractual loan delinquency status. See “Purchased Credit-Impaired Loans” below for further discussion.

Management monitors delinquent loans continuously and identifies problem loans, generally loans graded substandard or worse, to be evaluated individually for impairment testing. Generally, we charge off our estimated losses related to specifically-identified impaired loans when it is deemed uncollectible. The charged-off portion of impaired loans outstanding at September 30, 2014 totaled approximately $5.5 million.  At September 30, 2014, there were $1.2 million outstanding commitments to extend credit on impaired loans, including loans to borrowers whose terms have been modified in troubled debt restructurings.

The following table discloses loans by major portfolio category and activity in the ALLL, as well as the related ALLL disaggregated by impairment evaluation method:

Allowance for Loan Losses and Recorded Investment in Loans
(dollars in thousands; unaudited)	Commercial and industrial	Commercial real estate, owner-occupied	Commercial real estate, investor	Construction	Home equity	Other residential	Installment and other consumer	Unallocated	Total

For the three months ended September 30, 2014
Allowance for loan losses:
Beginning balance	$3,125	$1,979	$6,713	$571	$944	$454	$481	$633	$14,900
Provision (reversal)	(263)	9	(26)	(33)	(18)	(8)	90	249	—
Charge-offs	—	—	—	—	—	—	(2)	—	(2)
Recoveries	44	5	5	96	1	—	—	—	151
Ending balance	$2,906	$1,993	$6,692	$634	$927	$446	$569	$882	$15,049

For the nine months ended September 30, 2014
Allowance for loan losses:
Beginning balance	$3,056	$2,012	$6,196	$633	$875	$317	$629	$506	$14,224
Provision (reversal)	(208)	(24)	455	109	49	129	(136)	376	750
Charge-offs	(66)	—	—	(204)	—	—	(6)	—	(276)
Recoveries	124	5	41	96	3	—	82	—	351
Ending balance	$2,906	$1,993	$6,692	$634	$927	$446	$569	$882	$15,049

Page-26

Allowance for Loan Losses and Recorded Investment in Loans
(dollars in thousands; unaudited)	Commercial and industrial	Commercial real estate, owner-occupied	Commercial real estate, investor	Construction	Home equity	Other residential	Installment and other consumer	Unallocated	Total

As of September 30, 2014:
Ending ALLL related to loans collectively evaluated for impairment	$2,089	$1,893	$6,692	$631	$898	$348	$283	$882	$13,716
Ending ALLL related to loans individually evaluated for impairment	$814	$100	$—	$—	$29	$98	$286	$—	$1,327
Ending ALLL related to purchased credit-impaired loans	$3	$—	$—	$3	$—	$—	$—	$—	$6

Loans outstanding:
Collectively evaluated for impairment	$197,143	$224,809	$669,211	$39,283	$108,736	$74,440	$17,150	$—	$1,330,772
Individually evaluated for impairment[1]	4,039	7,088	3,032	6,654	852	1,552	1,803	—	25,020
Purchased credit-impaired	334	2,596	2,185	11	67	—	—	—	5,193
Total	$201,516	$234,493	$674,428	$45,948	$109,655	$75,992	$18,953	$—	$1,360,985
Ratio of allowance for loan losses to total loans	1.44%	0.85%	0.99%	1.38%	0.85%	0.59%	3.00%	NM	1.11%
Allowance for loan losses to non-accrual loans	868%	142%	256%	12%	209%	NM	374%	NM	153%

1 Total excludes $1.7 million of PCI loans that have experienced post-acquisition declines in cash flows expected to be collected.These loans are included in the "purchased credit-impaired" amount in the next line below.

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

Purchased Credit-Impaired Loans

We evaluated loans purchased in acquisitions in accordance with accounting guidance in ASC 310-30 related to loans acquired with deteriorated credit quality. Acquired loans are considered credit-impaired if there is evidence of deterioration of credit quality since origination and it is probable, at the acquisition date, that we will be unable to collect all contractually required payments receivable. Management has determined certain loans purchased in our two previous acquisitions to be PCI loans based on credit indicators such as nonaccrual status, past due status, loan risk grade, loan-to-value ratio, etc. Revolving credit agreements (e.g., home equity lines of credit and revolving commercial loans) are not considered PCI loans as cash flows cannot be reasonably estimated.

The following table reflects the outstanding balance and related carrying value of PCI loans as of September 30, 2014 and December 31, 2013:

	September 30, 2014		December 31, 2013
PCI Loans (dollars in thousands; 2014 unaudited)	Unpaid principal balance	Carrying value	Unpaid principal balance	Carrying value
Commercial and industrial	$503	$334	$1,094	$333
Commercial real estate	6,848	4,781	9,152	6,698
Construction	138	11	149	15
Home equity	234	67	239	69
Total purchased credit-impaired loans	$7,723	$5,193	$10,634	$7,115

The activities in the accretable yield, or income expected to be earned, for PCI loans were as follows:

Accretable Yield	Three months ended		Nine months ended
(dollars in thousands, unaudited)	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Balance at beginning of period	$4,514	$3,277	$3,649	$3,960
Removals [1]	—	—	(273)	(791)
Accretion	(126)	(153)	(494)	(545)
Reclassifications (to) from nonaccretable difference [2]	(242)	—	1,264	500
Balance at end of period	$4,146	$3,124	$4,146	$3,124

1 Represents the accretable difference that is relieved when a loan exits the PCI population due to payoff, full charge-off, or transfer to repossessed assets, etc.

2 Primarily relates to changes in expected credit performance and changes in expected amounts and/or timing of cash flows.

Page-28

 Pledged Loans

Our FHLB line of credit is secured under terms of a blanket collateral agreement by a pledge of certain qualifying loans with an unpaid principal balance of $872.6 million and $716.2 million at September 30, 2014 and December 31, 2013, respectively. Our FHLB line of credit totaled $455.8 million and $416.3 million at September 30, 2014 and December 31, 2013, respectively. In addition, we pledge a certain residential loan portfolio, which totaled $28.5 million and $24.4 million at September 30, 2014 and December 31, 2013, respectively, to secure our borrowing capacity with the Federal Reserve Bank (“FRB”). Also see Note 7 below.

Note 7: Borrowings

Federal Funds Purchased – We had unsecured lines of credit totaling $72.0 million with correspondent banks for overnight borrowings at September 30, 2014 and $87.0 million at December 31, 2013.  In general, interest rates on these lines approximate the Federal funds target rate. At September 30, 2014 and December 31, 2013, we had no overnight borrowings outstanding under these credit facilities.

Federal Home Loan Bank Borrowings – As of September 30, 2014 and December 31, 2013, we had lines of credit with the FHLB totaling $455.8 million and $416.3 million, respectively, based on eligible collateral of certain loans.  At September 30, 2014 and December 31, 2013, we had no FHLB overnight borrowings.

On February 5, 2008, we entered into a ten-year borrowing agreement under the same FHLB line of credit for $15.0 million at a fixed rate of 2.07%, which remained outstanding at September 30, 2014. Interest-only payments are required every three months until the entire principal is due on February 5, 2018. The FHLB has the unconditional right to accelerate the due date on November 5, 2014 and every three months thereafter (the “put dates”). If the FHLB exercises its right to accelerate the due date, the FHLB will offer replacement funding at the current market rate, subject to certain conditions. We must comply with the put date, but are not required to accept replacement funding.

At September 30, 2014, $440.6 million was remaining as available for borrowing from the FHLB, net of the term borrowing and letters of credit acquired from NorCal totaling $241 thousand.

Federal Reserve Line of Credit – We have a line of credit with the FRB secured by a certain residential loan portfolio.  At September 30, 2014 and December 31, 2013, we had borrowing capacity under this line totaling $28.5 million and $24.4 million, respectively, and had no outstanding borrowings with the FRB.

As part of the Acquisition, we assumed two tranches of subordinated debentures due to the NorCal Community Bancorp grantor trusts at fair values totaling $4.95 million at acquisition date and contractual values totaling $8.2 million. The difference between the contractual balance and the fair value at acquisition date is accreted into interest expense over the lives of the debentures. Accretion on the subordinated debentures totaled $162 thousand in the first nine months of 2014. The Trusts have the option to defer payment of the distributions for a period of up to five years, as long as there is no default on the subordinated debentures. In the event of interest deferral, dividends to common stockholders are prohibited. The trust preferred securities were sold and issued in private transactions pursuant to an exemption from registration under the Securities Act of 1933, as amended. Bancorp has guaranteed, on a subordinated basis, distributions and other payments due on trust preferred securities totaling $8.0 million issued by the grantor trusts which have identical maturity, repricing and payment terms as the subordinated debentures.

The following is a summary of the contractual terms of the subordinated debentures due to NorCal Community Bancorp grantor trusts as of September 30, 2014:

(dollars in thousands)
Subordinated debentures due to NorCal Community Bancorp Trust I on October 7, 2033 with interest payable quarterly, based on 3-month LIBOR plus 3.05%, repricing quarterly (3.28% as of September 30, 2014), redeemable, in whole or in part, on any interest payment date	$4,124
Subordinated debentures due to NorCal Community Bancorp Trust II on March 15, 2036 with interest payable quarterly, based on 3-month LIBOR plus 1.40%, repricing quarterly (1.63% as of September 30, 2014), redeemable, in whole or in part, on any interest payment date	4,124
Total	$8,248

Page-29

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

Under the American Recovery and Reinvestment Act of 2009, which allowed participants in the TCPP to withdraw from the program, we repurchased all 28,000 shares of outstanding preferred stock from the U.S. Treasury at $28 million plus accrued but unpaid dividends of $179 thousand on March 31, 2009. At the time of repurchase, we also accelerated the remaining accretion of the preferred stock totaling $945 thousand through retained earnings, reducing our net income available to common stockholders. The warrant was subsequently auctioned to two institutional investors in November 2011 and remains outstanding. It is adjusted for cash dividend increases to represent a right to purchase 156,688 shares of common stock at $26.81 per share as of September 30, 2014 in accordance with Section 13(c) of the Form of Warrant to Purchase Common Stock.

Dividends

Presented below is a summary of cash dividends paid to common shareholders, recorded as a reduction of retained earnings.

	Three months ended		Nine months ended
(dollars in thousands except per share data, unaudited)	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Cash dividends to common stockholders	$1,185	$982	$3,428	$2,932
Cash dividends per common share	$0.20	$0.18	$0.58	$0.54

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

The holders of unvested restricted common shares are entitled to dividends on the same per-share ratio as holders of common stock. Dividends paid on the portion of share-based awards not expected to vest are also included in stock-based compensation expense. Tax benefits on dividends paid on the portion of share-based awards expected to vest are recorded as an increase to common stock with a corresponding decrease in current taxes payable.

Page-30

Note 9:  Commitments and Contingencies

Financial Instruments with Off-Balance Sheet Risk

We make commitments to extend credit in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to extend credit in the form of loans or through standby letters of credit. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitments are expected to expire without being fully drawn upon, the total commitment amount does not necessarily represent future cash requirements.

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

The contractual amount of loan commitments and standby letters of credit not reflected on the consolidated statements of condition was $340.3 million at September 30, 2014. This amount included $172.9 million under commercial lines of credit (these commitments are contingent upon customers maintaining specific credit standards), $111.2 million under revolving home equity lines, $32.2 million under undisbursed construction loans, $10.9 million under standby letters of credit, and a remaining $13.1 million under personal and other lines of credit. We have set aside an allowance for losses in the amount of $677 thousand for these commitments as of September 30, 2014, which is recorded in interest payable and other liabilities on the consolidated statements of condition.

Operating Leases

We rent certain premises and equipment under long-term, non-cancelable operating leases expiring at various dates through the year 2028. Most of the leases contain certain renewal options and escalation clauses. At September 30, 2014, the approximate minimum future commitments payable under non-cancelable contracts for leased premises are as follows:

(dollars in thousands; unaudited)	2014	2015	2016	2017	2018	Thereafter	Total
Operating leases	$906	$3,735	$3,788	$3,781	$3,810	$10,339	$26,359

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

Page-31

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

Page-32

As of September 30, 2014, we have eight interest rate swap agreements, which are scheduled to mature in September 2018, June 2020, August 2020, June 2031, October 2031, July 2032, August 2037 and October 2037. All of our derivatives are accounted for as fair value hedges. Our interest rate swaps are settled monthly with counterparties. Accrued interest on the swaps totaled $39 thousand and $70 thousand as of September 30, 2014 and December 31, 2013, respectively. Information on our derivatives follows:

	Asset derivatives		Liability derivatives
(dollars in thousands; 2014 unaudited)	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013
Fair value hedges:
Interest rate contracts notional amount	$10,353	$17,956	$21,620	$21,577
Interest rate contracts fair value[1]	$313	$961	$1,537	$2,519

	Three months ended
(dollars in thousands; unaudited)	September 30, 2014	September 30, 2013
Increase in value of designated interest rate swaps recognized in interest income	$21	$196
Payment on interest rate swaps recorded in interest income	(251)	(358)
Decrease in value of hedged loans recognized in interest income	$(54)	(245)
Decrease in value of yield maintenance agreement recognized against interest income	(15)	(18)
Net loss on derivatives recognized against interest income [2]	$(299)	$(425)

	Nine months ended
(dollars in thousands; unaudited)	September 30, 2014	September 30, 2013
Increase in value of designated interest rate swaps recognized in interest income	$334	$2,800
Payment on interest rate swaps recorded in interest income	(755)	(1,075)
Decrease in value of hedged loans recognized in interest income	(133)	(3,033)
Decrease in value of yield maintenance agreement recognized against interest income	(77)	(54)
Net loss on derivatives recognized against interest income [2]	$(631)	$(1,362)
1 See Note 4 for valuation methodology.
2 Includes hedge ineffectiveness loss of $48 thousand and loss of $67 thousand for the quarters ended September 30, 2014 and September 30, 2013, respectively. Hedge ineffectiveness gain of $125 thousand and loss of $287 thousand was recorded in interest income during the nine months ended September 30, 2014 and September 30, 2013, respectively. Changes in value of swaps were included in the assessment of hedge effectiveness.

Page-33

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

Information on financial instruments that are eligible for offset in the consolidated statements of condition follows:

Offsetting of Financial Assets and Derivative Assets

(dollars in thousands; 2014 unaudited)				Gross Amounts Not Offset in the Statements of Condition
		Gross Amounts	Net Amounts
	Gross Amounts	Offset in the	of Assets Presented
	of Recognized	Statements of	in the Statements	Financial	Cash Collateral
	Assets[1]	Condition	of Condition[1]	Instruments	Received	Net Amount
As of September 30, 2014
Derivatives by Counterparty
Counterparty A	$313	$—	$313	$(313)	$—	$—
Counterparty B	—	—	—	—	—	—
Total	$313	$—	$313	$(313)	$—	$—

As of December 31, 2013
Derivatives by Counterparty
Counterparty A	$961	$—	$961	$(825)	$—	$136
Counterparty B	—	—	—	—	—	—
Total	$961	$—	$961	$(825)	$—	$136
1 Amounts exclude accrued interest totaling $7 thousand and $10 thousand at September 30, 2014 and December 31, 2013, respectively.

Offsetting of Financial Liabilities and Derivative Liabilities

(dollars in thousands; 2014 unaudited)				Gross Amounts Not Offset in the Statements of Condition
		Gross Amounts	Net Amounts of
	Gross Amounts	Offset in the	Liabilities Presented
	of Recognized	Statements of	in the Statements of	Financial	Cash Collateral
	Liabilities[2]	Condition	Condition[2]	Instruments	Pledged	Net Amount
As of September 30, 2014
Derivatives by Counterparty
Counterparty A	$1,140	$—	$1,140	$(313)	$—	$827
Counterparty B	397	—	397	—	(397)	—
Total	$1,537	$—	$1,537	$(313)	$(397)	$827

As of December 31, 2013
Derivatives by Counterparty
Counterparty A	$825	$—	$825	$(825)	$—	$—
Counterparty B	1,694	—	1,694	—	(1,694)	—
Total	$2,519	$—	$2,519	$(825)	$(1,694)	$—

2 Amounts exclude accrued interest totaling $32 thousand and $60 thousand at September 30, 2014 and December 31, 2013, respectively.

Page-34

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

Page-35

RESULTS OF OPERATIONS

Highlights of the financial results are presented in the following table:

	For the three months ended		For the nine months ended
(dollars in thousands, except per share data; unaudited)	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
For the period:
Net income	$5,378	$4,004	$15,079	$11,925
Net income per share
Basic	$0.91	$0.74	$2.56	$2.20
Diluted	$0.89	$0.72	$2.51	$2.16
Return on average equity	10.98%	9.91%	10.65%	10.09%
Return on average assets	1.15%	1.07%	1.10%	$1.10%
Common stock dividend payout ratio	22.03%	24.52%	22.73%	24.59%
Average shareholders’ equity to average total assets	10.49%	10.79%	10.34%	10.94%
Efficiency ratio	57.23%	63.19%	59.24%	61.49%
Tax equivalent net interest margin	4.03%	3.99%	4.17%	4.25%

(dollars in thousands, except per share data; 2014 unaudited)	September 30, 2014	December 31, 2013
At period end:
Book value per common share	$33.00	$30.78
Total assets	$1,802,657	$1,805,194
Total loans	$1,360,985	$1,269,322
Total deposits	$1,571,624	$1,587,102
Loan-to-deposit ratio	86.6%	80.0%
Total risk-based capital ratio - Bancorp	13.6%	13.2%
Tier 1 leverage ratio (to average assets) - Bancorp	10.3%	10.8%

Page-36

Executive Summary

Earnings in the third quarter of 2014 totaled $5.4 million, compared to $5.2 million in the second quarter of 2014 and $4.0 million in the third quarter of 2013. Diluted earnings per share totaled $0.89 in the third quarter of 2014, compared to $0.86 in the prior quarter and $0.72 in the same quarter last year. For the nine-month period ended September 30, 2014, earnings totaled $15.1 million compared to $11.9 million for the same period a year ago. Diluted earnings per share for the nine-month period ended September 30, 2014 totaled $2.51 compared to $2.16 for the same period of 2013.

On October 17, 2014, the Board of Directors declared a quarterly cash dividend of $0.22 per share payable to shareholders on November 7, 2014, an increase of $0.02 per share from the prior quarter.

Gross loans grew to $1.4 billion, an increase of $91.7 million, or 7.2% from December 31, 2013, which was driven by new volume in commercial real estate and commercial and industrial loans. Credit quality improved with non-accrual loans representing 0.73% of total loans at September 30, 2014, down from 0.92% at December 31, 2013. Non-accrual loans decreased from $11.7 million at year-end to $9.8 million at September 30, 2014. Accruing loans past due 30 to 89 days totaled $299 thousand at September 30, 2014, compared to $995 thousand at December 31, 2013.

There was no provision for loan losses in the third quarter of 2014, compared to $600 thousand in the prior quarter and reversal of $480 thousand in the same quarter a year ago. The ratio of allowance for loan losses ("ALLL") to total loans decreased minimally from 1.12% at December 31, 2013 to 1.11% at September 30, 2014.

Deposits totaled $1.6 billion at both September 30, 2014 and December 31, 2013. Non-interest bearing deposits totaled 45.7% of total deposits at September 30, 2014, compared to 40.8% at December 31, 2013. The increase in non-interest bearing deposits reflects organic growth as well as the conversion of certain interest bearing accounts acquired from Bank of Alameda to non-interest bearing accounts in March 2014.

The total risk-based capital ratio for Bancorp was 13.6% at September 30, 2014, up from 13.2% at December 31, 2013. The total tier 1 leverage ratio for Bancorp was 10.3% at September 30, 2014, compared to 10.8% at December 31, 2013. The risk-based capital ratios continue to be well above current regulatory requirements for a well-capitalized institution and new capital requirements that will take effect on January 1, 2015 (Basel Committee on Bank Supervision guidelines for determining regulatory capital).

Net interest income totaled $17.5 million in the third quarter of 2014, compared to $17.9 million in the prior quarter and $14.0 million in the same quarter a year ago. The increase from the same quarter a year ago relates to higher balances on loans and investment securities, as well as accretion on acquired loans. The tax-equivalent net interest margin was 4.03%, 4.23% and 3.99% for these respective periods. The decrease in net interest margin in the third quarter of 2014 compared to the prior quarter is primarily due to the absence of gains on pay-offs of PCI loans in the third quarter.

Non-interest income in the third quarter of 2014 totaled $2.3 million, compared to $2.4 million in the prior quarter and $2.0 million in the same quarter a year ago. The decrease from the prior quarter primarily relates to lower gains on the sale of investment securities. The increase from the same quarter a year ago reflects higher service charges due to higher transaction volume from the acquisition, higher dividend income from the Federal Home Loan Bank of San Francisco and higher recent debit card interchange fees.

Non-interest expense totaled $11.4 million in the third quarter of 2014, compared to $11.5 million in the prior quarter and $10.1 million in the same quarter a year ago. The increase in non-interest expense from the same quarter a year ago reflects the higher cost base associated with a larger-sized bank, expansion into the East Bay, and increased lending staff in the North Bay.

Page-37

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

The second component is an estimate of the probable inherent losses in each loan pool with similar characteristics. This analysis encompasses the entire loan portfolio and excludes acquired loans where the discount has not been fully accreted. For allowance established on acquired loans, see below under Acquired Loans. Under our allowance model, loans are evaluated on a pool basis by loan segment which is further delineated by Federal regulatory reporting codes ("CALL codes"). Each segment is assigned an expected loss factor which is primarily based on a rolling twenty-quarter look-back at our historical losses for that particular segment, as well as a number of other factors.

The model determines loan loss reserves based on objective and subjective factors. Objective factors include an historical loss rate using the rolling twenty-quarter look-back, changes in the volume and nature of the loan portfolio, changes in credit quality metrics (past due loans, non-accrual loans, net charge-offs and adversely-graded loans), and the existence of credit concentrations. Subjective factors include changes in the overall economic environment, legal and regulatory conditions, lending management and other relevant staff, uncertainties related to acquisitions, as well as the quality of our loan review process. The total amount allocated is determined by applying loss multipliers to outstanding loans by CALL code.

Page-38

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

The process of calculating fair values of the acquired loans, including the estimate of losses that are expected to be incurred over the estimated remaining lives of the loans at acquisition date and the ongoing updates to Management's expectation of future cash flows, requires significant subjective judgments and assumptions, particularly considering the economic environment. The economic environment and the lack of market liquidity and transparency are factors that have influenced, and may continue to affect, these assumptions and estimates.

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

If we have probable decreases in cash flows expected to be collected on PCI loans, specific allowances are established to account for credit deterioration subsequent to acquisitions. The amount of cash flows expected to be collected and,

Page-39

accordingly, the adequacy of the allowance for loan losses are particularly sensitive to changes in loan credit quality. If we have probable and significant increases in cash flows expected to be collected on PCI loans, we first reverse any previously established specific allowance for loan loss and then increase interest income as a prospective yield adjustment over the remaining life of the loans. The impact of changes in variable interest rates is recognized prospectively as adjustments to interest income.

The estimate of cash flows expected to be collected is updated each quarter and requires the continued use of key assumptions and estimates similar to the initial estimate of fair value. Given the current economic environment, we apply judgment to develop our estimate of cash flows for PCI loans given the impact of collateral value changes, loan workout plans, changing probability of default, loss severities and prepayments. Therefore, accretion on PCI loans fluctuates based on changes in cash flows expected to be collected.

For purposes of accounting for the PCI loans from past business combinations, we elected not to apply the pooling method but to account for these loans individually. Disposals of loans, which may include sales of loans to third parties, receipt of payments in full by the borrower, or foreclosure of the collateral, result in removal of the loan from the PCI loan portfolio at its carrying amount. If a PCI loan pays off earlier than expected, a gain is recorded as interest income when the pay-off amount exceeds the recorded investment.

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

Page-40

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

Page-41

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

Average Statements of Condition and Analysis of Net Interest Income

	Three months ended			Three months ended
	September 30, 2014			September 30, 2013
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in thousands; unaudited)	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Interest-bearing due from banks [1]	$58,088	$37	0.25%	$61,409	$34	0.22%
Investment securities [2,3]	332,920	1,997	2.40%	254,515	1,539	2.42%
Loans [1,3,4]	1,349,740	16,489	4.78%	1,093,846	13,248	4.74%
Total interest-earning assets [1]	1,740,748	18,523	4.16%	1,409,770	14,821	4.11%
Cash and non-interest-bearing due from banks	46,258			32,482
Bank premises and equipment, net	9,337			9,092
Interest receivable and other assets, net	56,855			34,796
Total assets	$1,853,198			$1,486,140
Liabilities and Stockholders' Equity
Interest-bearing transaction accounts	$92,907	$25	0.11%	$78,109	$12	0.06%
Savings accounts	127,457	12	0.04%	100,730	9	0.03%
Money market accounts	501,843	126	0.10%	431,332	101	0.09%
Other time accounts	152,995	229	0.59%	140,606	227	0.64%
FHLB fixed-rate advance [1]	15,000	79	2.07%	15,000	80	2.07%
Subordinated debenture [1]	5,096	106	8.14%	—	—	—%
Total interest-bearing liabilities	895,298	577	0.26%	765,777	429	0.22%
Demand accounts	749,361			547,634
Interest payable and other liabilities	14,167			12,409
Stockholders' equity	194,372			160,320
Total liabilities & stockholders' equity	$1,853,198			$1,486,140
Tax-equivalent net interest income/margin [1]		$17,946	4.03%		$14,392	3.99%
Reported net interest income/margin [1]		$17,531	3.94%		$14,042	3.90%
Tax-equivalent net interest rate spread			3.91%			3.89%

Page-42

	Nine months ended			Nine months ended
	September 30, 2014			September 30, 2013
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in thousands; unaudited)	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Interest-bearing due from banks [1]	$65,949	$125	0.25%	$24,072	$45	0.25%
Investment securities [2,3]	348,445	6,498	2.49%	268,463	4,775	2.37%
Loans [1,3,4]	1,307,611	49,606	5.00%	1,075,825	40,595	4.98%
Total interest-earning assets [1]	1,722,005	56,229	4.31%	1,368,360	45,415	4.38%
Cash and non-interest-bearing due from banks	43,280			29,370
Bank premises and equipment, net	9,218			9,277
Interest receivable and other assets, net	56,550			37,211
Total assets	$1,831,053			$1,444,218
Liabilities and Stockholders' Equity
Interest-bearing transaction accounts	$104,662	$74	0.09%	$96,736	$35	0.05%
Savings accounts	122,958	34	0.04%	97,474	25	0.03%
Money market accounts	508,544	415	0.11%	424,767	295	0.09%
Time accounts	156,892	695	0.59%	145,180	690	0.64%
Overnight borrowings [1]	—	—	—%	5,420	7	0.17%
FHLB fixed-rate advance [1]	15,000	235	2.07%	15,000	236	2.07%
Subordinated debenture [1]	5,043	316	8.42%	—	—	—%
Total interest-bearing liabilities	913,099	1,769	0.26%	784,577	1,288	0.22%
Demand accounts	713,882			488,227
Interest payable and other liabilities	14,725			13,455
Stockholders' equity	189,347			157,959
Total liabilities & stockholders' equity	$1,831,053			$1,444,218
Tax-equivalent net interest income/margin [1]		$54,460	4.17%		$44,127	4.25%
Reported net interest income/margin [1]		$53,299	4.08%		$43,143	4.16%
Tax-equivalent net interest rate spread			4.05%			4.16%

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

Third Quarter of 2014 Compared to Third Quarter of 2013

The tax-equivalent net interest margin was 4.03% in the third quarter of 2014, compared to 3.99% in the same quarter a year ago.  The increase of four basis points was primarily due a to higher amount of purchase discount accretion on non-PCI loans from the Acquisition, partially offset by the impact of the low interest rate environment on our loan portfolio and a slightly higher cost of funds, principally from the assumption of the higher costing subordinated debentures from NorCal. The net interest spread increased two basis points over the same period for the same reasons.

The average yield on interest-earning assets increased five basis points in the third quarter of 2014 compared to the third quarter of 2013 due to the reasons listed above. The loan portfolio as a percentage of average interest-earning assets was 77.5% and 77.6% for the third quarter of 2014 and the third quarter of 2013, respectively. Total average interest-earning assets increased $331.0 million, or 23.5%, in the third quarter of 2014, compared to the third quarter of 2013, due to both the Acquisition and organic growth.

Page-43

Market interest rates are, in part, based on the target Federal Funds interest rate (the interest rate banks charge each other for short-term borrowings) implemented by the Federal Reserve Open Market Committee ("FOMC"). In December of 2008, the target interest rate reached an historic low with a range of 0% to 0.25% where it remained as of September 30, 2014. The accommodative monetary policy measures taken by the FOMC in recent years, including three rounds of quantitative easing, has led to a prolonged low interest rate environment. As a result, we have experienced downward pricing pressure on our interest-earning assets that negatively impacted our net interest margin and yields on our earning assets. On October 29, 2014, the FOMC ended its third round of quantitative easing by concluding its asset purchase program. When market interest rates rise, our net interest margin is expected to improve. Interest rate floors on loans that mitigated margin compression in this low rate environment can cause a lag in margin improvement when rates rise.

Nine Months 2014 Compared to Nine Months 2013

The tax-equivalent net interest margin was 4.17% in the first nine months of 2014 compared to 4.25% in the same period last year.  The decrease of eight basis points was primarily due to the impact of the low interest rate environment on our loan portfolio, higher cash balances and lower loan balances as a percentage of interest-earning assets, and higher cost of funds, partially offset by the accretion loans from the Acquisition. The net interest spread decreased eleven basis points over the same period for the same reasons.

The average yield on interest-earning assets decreased seven basis points in the first nine months of 2014 compared to the first nine months of 2013 due to the reasons listed above. The loan portfolio as a percentage of average interest-earning assets was 75.9% and 78.6% for the nine months ended September 30, 2014 and 2013, respectively. Total average interest-earning assets increased $353.6 million, or 25.8%, in the first nine months of 2014 compared to the first nine months of 2013, due to both the Acquisition and organic growth.

Impact of Acquired Loans on Net Interest Margin

Our net interest margin fluctuations due to acquired loans were as follows:

	Three months ended				Nine months ended
	September 30, 2014		September 30, 2013		September 30, 2014		September 30, 2013
(dollars in thousands; unaudited)	Dollar Amount	Basis point impact to net interest margin	Dollar Amount	Basis point impact to net interest margin	Dollar Amount	Basis point impact to net interest margin	Dollar Amount	Basis point impact to net interest margin
Accretion on PCI loans	$126	3 bps	$153	4 bps	$494	4 bps	$545	5 bps
Accretion on non-PCI loans	$774	17 bps	$214	6 bps	$2,817	22 bps	$591	6 bps
Gains on pay-offs of PCI loans	$—	0 bps	$—	0 bps	$622	5 bps	$469	5 bps

Page-44

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

There was no provision for loan losses in the third quarter of 2014, compared to $600 thousand in the prior quarter and reversal of $480 thousand in the same quarter a year ago. Provision for loan losses totaled $750 thousand for the nine months ended September 30, 2014, compared to $390 thousand for the same period a year ago.

The allowance for loan losses decreased to 1.11% of loans at September 30, 2014, from 1.12% at December 31, 2013. Non-accrual loans totaled $9.8 million, or 0.73% of Bancorp's loan portfolio at September 30, 2014, compared to $11.7 million, or 0.92% at December 31, 2013. The decrease in non-accrual loans primarily relates to commercial loans that were resolved in the first quarter of 2014 and one residential loan that began performing in the second quarter of 2014.

Impaired loan balances totaled $26.7 million at September 30, 2014, compared to $25.7 million at December 31, 2013, with specific valuation allowances of $1.3 million and $2.0 million, respectively. Classified loans, which have regulatory risk grades of "substandard" or "doubtful", increased to $39.0 million at September 30, 2014, from $31.1 million at December 31, 2013. The loans classified substandard in the third quarter of 2014 are well secured and required minimal specific reserves. As a result, no provision for loan losses was warranted in the third quarter of 2014.

Net recoveries in the third quarter of 2014 totaled $149 thousand, compared to net charge-offs of $68 thousand in the same quarter a year ago. Net recoveries for the nine months ended September 30, 2014 totaled $74 thousand, compared to net charge-offs of $242 thousand for the same period a year ago. The percentage of net charge-offs/(recoveries) to average loans was (0.01)% in the third quarter of 2014, compared to 0.01% in the third quarter of 2013 and (0.01)% for the nine months ended September 30, 2014, compared to 0.02% for the same period a year ago.

Page-45

Non-interest Income

The table below details the components of non-interest income.

	Three months ended		Amount	Percent
(dollars in thousands; unaudited)	September 30, 2014	September 30, 2013	Increase (Decrease)	Increase (Decrease)
Service charges on deposit accounts	$552	$509	$43	8.4%
Wealth Management and Trust Services	567	532	35	6.6%
Debit card interchange fees	375	288	87	30.2%
Merchant interchange fees	224	196	28	14.3%
Earnings on Bank-owned life insurance	208	179	29	16.2%
Gain (loss) on sale of securities	4	(35)	39	NM
Other income	371	284	87	30.6%
Total non-interest income	$2,301	$1,953	$348	17.8%

	Nine months ended		Amount	Percent
(dollars in thousands; unaudited)	September 30, 2014	September 30, 2013	Increase (Decrease)	Increase (Decrease)
Service charges on deposit accounts	$1,636	$1,545	$91	5.9%
Wealth Management and Trust Services	1,744	1,618	126	7.8%
Debit card interchange fees	1,035	820	215	26.2%
Merchant interchange fees	629	623	6	1.0%
Earnings on Bank-owned life insurance	632	766	(134)	(17.5)%
Gain (loss) on sale of securities	93	(35)	128	NM
Other income	1,116	666	450	67.6%
Total non-interest income	$6,885	$6,003	$882	14.7%

Service charges on deposit accounts and debit card interchange fees increased for both the three months and the nine months ended September 30, 2014 when compared to the respective periods a year ago primarily due to increased volume related to the Acquisition.

The increase in Wealth Management and Trust Services ("WMTS") income in both the three-month and nine-month periods ended September 30, 2014 compared to the respective periods last year is due to the addition of new assets and market value appreciation of existing assets under management. Assets under management totaled approximately $325.8 million at September 30, 2014 and $310.3 million at September 30, 2013.

Bank-owned life insurance (“BOLI”) income increased in the quarter ended September 30, 2014 when compared to the quarter ended September 30, 2013 due to new policies from the Acquisition and additional policies purchased during the later half of last year. BOLI income decreased in the nine-month period ended September 30, 2014 when compared to the nine-month period ended September 30, 2013 due to a $223 thousand death benefit realized on the death of an insured employee in the first quarter of 2013, partially offset by earnings from the additional policies.

Other income increased for the three months ended September 30, 2014 when compared to the same quarter a year ago, primarily due to higher dividend income from the FHLB. Other income for the nine months ended September 30, 2014 when compared to the same period a year ago increased due to higher dividend income from FHLB, higher commission income from mortgage brokerage, and other one-time income. After an extensive review, we discontinued the small mortgage brokerage acquired from Bank of Alameda effective June 30, 2014 and the financial impact has not been material and is not expected to be going forward.

Page-46

Non-interest Expense

The table below details the components of non-interest expense.

	Three months ended		Amount	Percent
(dollars in thousands; unaudited)	September 30, 2014	September 30, 2013	Increase (Decrease)	Increase (Decrease)
Salaries and related benefits	$6,108	$5,389	$719	13.3%
Occupancy and equipment	1,381	1,040	341	32.8%
Depreciation and amortization	383	343	40	11.7%
Federal Deposit Insurance Corporation	261	244	17	7.0%
Data processing	748	612	136	22.2%
Professional services	537	775	(238)	(30.7)%
Other non-interest expense
Advertising	107	90	17	18.9%
Other expense	1,825	1,614	211	13.1%
Total other non-interest expense	1,932	1,704	228	13.4%
Total non-interest expense	$11,350	$10,107	$1,243	12.3%

	Nine months ended		Amount	Percent
(dollars in thousands; unaudited)	September 30, 2014	September 30, 2013	Increase (Decrease)	Increase (Decrease)
Salaries and related benefits	$19,270	$16,117	$3,153	19.6%
Occupancy and equipment	4,044	3,165	879	27.8%
Depreciation and amortization	1,202	1,032	170	16.5%
Federal Deposit Insurance Corporation	780	681	99	14.5%
Data processing	2,856	1,857	999	53.8%
Professional services	1,577	2,116	(539)	(25.5)%
Other non-interest expense
Advertising	306	322	(16)	(5.0)%
Other expense	5,615	4,931	684	13.9%
Total other non-interest expense	5,921	5,253	668	12.7%
Total non-interest expense	$35,650	$30,221	$5,429	18.0%

Salary and benefit expenses increased in the third quarter of 2014 when compared to the same quarter last year mainly due to an increase in personnel from NorCal and the addition of commercial lenders in our Napa and Santa Rosa offices. Salaries and benefits for the nine months ended September 30, 2014 when compared to the same period a year ago increased due to the same reasons, as well as severance costs incurred in 2014 for the temporary NorCal acquisition integration staff.

The increase in occupancy and equipment expenses in the three months ended September 30, 2014 compared to the three months ended September 30, 2013, is primarily due to the rent and common area maintenance expenses and other occupancy expenses related to new facilities from the NorCal acquisition. Occupancy and equipment expenses for the nine months ended September 30, 2014 when compared to the same period a year ago increased for the same reasons.

Effective October 31, 2014, the branch acquired from NorCal in Emeryville, California was closed. Management determined that our customers and the business community can be easily supported from our Oakland location. The Emeryville staff was reassigned to other existing branch locations. The financial impact is expected to be minimal.

Page-47

The increase in data processing in the three months ended September 30, 2014 compared to the three months ended September 30, 2013, is primarily due to increased data processing transaction volumes due to the NorCal acquisition. The increase for the nine months ended September 30, 2014 when compared to the nine months ended September 30, 2013 reflects one-time system conversion expenses of $442 thousand related to the NorCal acquisition and increased transaction volume.

Professional service expenses decreased in the third quarter of 2014 when compared to the same quarter last year mainly due to the absence of legal and other professional fees incurred to facilitate the NorCal acquisition in 2013 and cost savings on various professional services in 2014. Professional service expenses for the nine months ended September 30, 2014 when compared to the same period a year ago decreased for the same reasons.

FDIC insurance and other expenses include higher ongoing expenses as a result of the NorCal acquisition. In addition, $193 thousand and $578 thousand of amortization of core deposit intangibles from the NorCal acquisition were recorded in other expenses in the third quarter of 2014 and the nine months ended September 30, 2014, respectively, while there were no core deposit intangibles in the respective periods in 2013.

Provision for Income Taxes

The provision for income taxes for the third quarter of 2014 is $3.1 million at an effective tax rate of 36.6%, compared to $2.4 million at an effective tax rate of 37.1% in the same quarter last year. The provision for income taxes for the first nine months of 2014 is $8.7 million at an effective tax rate of 36.6%, compared to $6.6 million at an effective tax rate of 35.7% for the first nine months of 2013. The increase in the year-to-date effective tax rate is primarily due to a higher expected pre-tax income for 2014 compared to 2013, and the expiration of the California Enterprise Zone tax benefits at January 1, 2014. These provisions reflect accruals for taxes at the applicable rates for federal income tax and California franchise tax based upon pre-tax income, and adjusted for the effects of all permanent differences between income for tax and financial reporting purposes (such as earnings on qualified municipal securities, BOLI, certain tax-exempt loans and low income housing tax credits). Therefore, there are fluctuations in the effective rate from period to period based on the relationship of net permanent differences to income before tax.

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

The State of California is currently examining 2011 and 2012 corporate income tax returns. At the time of issuance of this quarterly report, no adjustments have been proposed by the California Franchise Tax Board in connection with the examination. Although timing of the resolution or closure of the examination is uncertain, we do not anticipate a need to establish a reserve for uncertain tax positions in the next 12 months. At September 30, 2014, neither the Bank nor Bancorp had accruals for interest and penalties related to unrecognized tax benefits.

Page-48

FINANCIAL CONDITION SUMMARY

During the first nine months of 2014, total assets decreased $2.5 million, primarily reflecting a decrease in cash and cash equivalents of $57.3 million and investment securities of $36.1 million, partially offset by an increases of $91.7 million in gross loans. Loan growth from December 31, 2013 was driven substantially by commercial real estate lending in the Marin, Oakland and Napa markets. Our loan-to-deposit ratio has increased from 80.0% at December 31, 2013 to 86.6% at September 30, 2014.

Investment Securities

Investment securities in our portfolio that may be backed by mortgages having sub-prime or Alt-A features (certain privately issued CMOs) represent 1.1% of our total investment portfolio at September 30, 2014, compared to 1.7% at December 31, 2013.

We sold two available-for-sale and six held-to-maturity securities in the first nine months of 2014 with total proceeds of $2.4 million and $2.1 million, respectively, and incurred a loss of $11 thousand and a net gain of $104 thousand, respectively. The sales of the held-to-maturity securities were due to evidence of the issuers' significant creditworthiness deterioration since purchase, such as continuous operating deficits, declines in assessed values and/or adverse demographic trends. The table below summarizes our investment in obligations of state and political subdivisions at September 30, 2014 and December 31, 2013:

	September 30, 2014				December 31, 2013
			% of state and	[1]			% of state and	[1]
(dollars in thousands; unaudited)	Amortized Cost	Fair Value	municipal securities		Amortized Cost	Fair Value	municipal securities
Within California:
General obligation bonds	$16,763	$16,932	21.6%		$16,682	$16,720	17.6%
Revenue bonds	22,629	23,005	28.5%		26,804	26,810	27.6%
Tax allocation bonds	6,806	6,959	8.2%		9,114	8,902	9.1%
Total in California	46,198	46,896	58.3%		52,600	52,432	54.3%

Outside California:
General obligation bonds	22,592	23,863	28.8%		30,490	31,819	32.1%
Revenue bonds	10,455	10,455	12.9%		13,239	12,949	13.6%
Total outside California	33,047	34,318	41.7%		43,729	44,768	45.7%

Total obligations of state and political subdivisions	$79,245	$81,214	100.0%		$96,329	$97,200	100.0%

[1] Based on par values.

The portion of the portfolio outside the state of California is distributed among sixteen states. The largest concentrations are in Ohio (5.8%), Wisconsin (4.0%), Arizona (3.9%) and New York (3.9%). Revenue bonds, both within and outside California, primarily consisted of bonds relating to essential services (such as roads and utilities) and school district bonds.

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

Page-49

•
For revenue bonds, the source and strength of revenue for municipal authorities including the obligor’s financial condition and reserve levels, annual debt service and debt coverage ratio, and credit enhancement (such as insurer’s strength);

•	Credit ratings by major credit rating agencies.

There are two California tax allocation bonds with amortized cost totaling $2.1 million (fair value of $2.2 million) for which Moody’s credit ratings diverge from the internal assessment. In June 2012, Moody’s Investor Service downgraded to Ba1 all uninsured California redevelopment agency tax allocation bonds (“RDA”s) that were rated Baa3 or higher. The downgrade to Ba1 was prompted by the increased risk of default resulting from the state's dissolution of all redevelopment agencies. The downgrade was based on the potential risk that new laws governing "successor" agencies (Assembly bills 26 and 1484) might further reduce credit quality and uncertainty as to whether there was sufficient information available to assess the credit quality of tax allocation bonds. Internal research shows the dispute between the California State Department of Finance and certain successor agencies regarding funds on hand required for payment of debt service has been successfully resolved in the successor agencies’ favor by the State Superior Court. In addition, the California State Department of Finance is in the process of approving refinancing requests from the successor agencies. Debt coverage ratios and assessed property value trends indicate that Moody’s rating downgrade/withdrawal is not necessarily reflective of the issuers’ credit profiles. Standard & Poors is still rating these two bonds at A.

Loans

We had a strong level of loan originations in the first nine months of 2014, reflecting our recent success in sourcing commercial real estate and commercial/industrial loans from new and existing relationships. Loan originations were partially offset by early pay-offs and refinancing activity, in line with current market pressure and strong competition for quality loans, as well as our successful resolution of problem loans. Our residential loan portfolio includes no sub-prime loans, nor is it our practice to underwrite loans commonly referred to as "Alt-A mortgages," the characteristics of which are loans lacking full documentation, borrowers having low FICO scores or collateral compositions reflecting high loan-to-value ratios. Refer to Note 6 for the composition of outstanding loans by class.

Liabilities

During the first nine months of 2014, total liabilities decreased $17.3 million to $1.6 billion primarily due to a decrease in deposits from normal business activities among several large depositors. The lower level of money market accounts primarily reflects attrition in certain high-priced deposits from Bank of Alameda after lowering rates during the system conversion in March 2014. Non-interest-bearing deposits increased $69.5 million while interest-bearing transaction accounts decreased $47.8 million during the first nine months of 2014. Non-interest bearing deposits totaled $718 million at September 30, 2014, which represents 45.7% of total deposits, up from 40.8% at December 31, 2013.

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

Page-50

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

The Bank’s and Bancorp’s capital adequacy ratios as of September 30, 2014 and December 31, 2013 are presented in the following tables. Bancorp's tier one capital includes the subordinated debentures, which are not included at the Bank level. The assets acquired from NorCal on November 29, 2013 only contributed one month in quarterly average assets at December 31, 2013, while they had a full quarter impact in quarterly average assets in the current quarter. As a result, the Tier 1 capital to quarterly average assets (total Tier 1 leverage ratio) at September 30, 2014 decreased compared to December 31, 2013. We continue to build capital in 2014 due to the accumulation of net income.

Capital Ratios for Bancorp (dollars in thousands; September 30, 2014 unaudited)	Actual Ratio		Ratio to Capital Adequacy Purposes
As of September 30, 2014	Amount	Ratio	Amount	Ratio
Total Capital (to risk-weighted assets)	$205,604	13.59%	≥$121,033	≥ 8.0%
Tier 1 Capital (to risk-weighted assets)	$189,879	12.55%	≥$60,516	≥ 4.0%
Tier 1 Capital (to average assets)	$189,879	10.31%	≥$73,665	≥ 4.0%

As of December 31, 2013
Total Capital (to risk-weighted assets)	$190,738	13.21%	≥$115,524	≥ 8.0%
Tier 1 Capital (to risk-weighted assets)	$175,835	12.18%	≥$57,762	≥ 4.0%
Tier 1 Capital (to average assets)	$175,835	10.78%	≥$65,222	≥ 4.0%

Capital Ratios for the Bank (dollars in thousands; September 30, 2014 unaudited)	Actual Ratio		Ratio for Capital Adequacy Purposes		Ratio to be Well Capitalized under Prompt Corrective Action Provisions
As of September 30, 2014	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk-weighted assets)	$200,586	13.26%	≥$121,002	≥ 8.0%	≥$151,252	≥ 10.0%
Tier 1 Capital (to risk-weighted assets)	$184,861	12.22%	≥$60,501	≥ 4.0%	≥$90,751	≥ 6.0%
Tier 1 Capital (to average assets)	$184,861	10.04%	≥$73,649	≥ 4.0%	≥$92,061	≥ 5.0%

As of December 31, 2013
Total Capital (to risk-weighted assets)	$181,911	12.60%	≥$115,495	≥ 8.0%	≥$144,368	≥ 10.0%
Tier 1 Capital (to risk-weighted assets)	$167,007	11.57%	≥$57,747	≥ 4.0%	≥$86,621	≥ 6.0%
Tier 1 Capital (to average assets)	$167,007	10.24%	≥$65,215	≥ 4.0%	≥$81,519	≥ 5.0%

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

We attract new and retain existing deposits, which depends upon the variety and effectiveness of our customer account products, service and convenience, and rates paid to customers, as well as our financial strength. Any long-term decline in retail deposit funding would adversely impact our liquidity. We have secured borrowing capacity through the FHLB and FRB that can be drawn upon to ensure diversification of funding sources. Management anticipates our current strong liquidity position and core deposit base will provide adequate liquidity to fund our operations.

As presented in the accompanying unaudited consolidated statements of cash flows, the sources of liquidity vary between periods. Our cash and cash equivalents at September 30, 2014 totaled $46.4 million, a decrease of $57.3 million from December 31, 2013. The primary sources of funds during the first nine months of 2014 included $52.6 million in proceeds from sales, pay-downs and maturities of investment securities and $14.1 million net cash provided by operating activities. The primary uses of funds were $88.0 million in loan originations (net of principal collections), $16.4 million in purchases of available-for-sale investment securities and a decline in deposits amounting to $15.5 million which was primarily due to fluctuations in customer balances in the normal course of business. Over the next twelve months $90.2 million of time deposits will mature.

At September 30, 2014, our cash and cash equivalents and unpledged available-for-sale securities with estimated maturities within one year totaled $50.5 million. The remainder of the unpledged available-for-sale securities portfolio of $207.5 million provides additional liquidity. These liquid assets equaled 14.3% of our assets at September 30, 2014, compared to 18.4% at December 31, 2013 and are well within our internal limits.

We anticipate that cash and cash equivalents on hand and other sources of funds will provide adequate liquidity to meet our operating, investing and financing needs and regulatory requirements for the foreseeable future. Management monitors our liquidity position daily, balancing loan fundings/payments with changes in deposit activity and overnight investments. Our emphasis on local deposits combined with a well-capitalized equity position, provides a very stable funding base. In addition to cash and cash equivalents, we have substantial additional borrowing capacity including unsecured lines of credit totaling $72.0 million with correspondent banks.  Further, we have pledged a certain residential loan portfolio to secure our borrowing capacity with the FRB, which totaled $28.5 million at September 30, 2014.  As of September 30, 2014, there was no debt outstanding to correspondent banks or the FRB. We are also a member of the FHLB and have a line of credit (secured under terms of a blanket collateral agreement by a pledge of essentially all of our unencumbered financial assets) in the amount of $455.9 million, of which $440.6 million was available at September 30, 2014. The interest rates on overnight borrowings with both correspondent banks and the FHLB are determined daily and generally approximate the Federal Funds target rate.

Undisbursed loan commitments are discussed in Note 9 to the Consolidated Financial Statements in this Form 10-Q. These commitments, to the extent used, are expected to be funded primarily through the repayment of existing loans, deposit growth and existing balance sheet liquidity.

Since Bancorp is a holding company and does not conduct regular banking operations, its primary source of liquidity is dividends from the Bank. Under the California Financial Code, payment of a dividend from the Bank to Bancorp without advance regulatory approval is restricted to the lesser of the Bank’s retained earnings or the total of the Bank’s undistributed net profits from the previous three fiscal years. The primary uses of funds for Bancorp are shareholder dividends, interest payments on subordinated debentures and ordinary operating expenses.  Bancorp held $4.6 million

Page-52

of cash at September 30, 2014. These funds are deemed sufficient to cover Bancorp's operational needs and cash dividends to shareholders through the end of 2014. Management anticipates that there will be sufficient earnings at the Bank level to provide dividends to Bancorp to meet its funding requirements for the foreseeable future.

Page-53

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

Page-54

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

ITEM 2       Unregistered Sales of Equity Securities and Use of Proceeds

We did not have any unregistered sales or repurchases of our equity securities during the three months ended September 30, 2014.

ITEM 3       Defaults Upon Senior Securities

None.

ITEM 4      Mine Safety Disclosures

Not applicable.

ITEM 5      Other Information

None.

Page-55

ITEM 6       Exhibits

The following exhibits are filed as part of this report or hereby incorporated by references to filings previously made with the SEC.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
2.01	Modified Whole Bank Purchase and Assumption Agreement dated February 18, 2011 among Federal Deposit Insurance Corporation, Receiver of Charter Oak Bank, Napa, California, Federal Deposit Insurance Corporation, and Bank of Marin	8-K	001-33572	99.2	February 28, 2011
2.02	Agreement and Plan of Merger with NorCal Community Bancorp, dated July 1, 2013	8-K	001-33572	2.1	July 5, 2013
3.01	Articles of Incorporation, as amended	10-Q	001-33572	3.01	November 7, 2007
3.02	Bylaws, as amended	10-Q	001-33572	3.02	May 9, 2011
4.01	Rights Agreement dated as of July 2, 2007	8-A12B	001-33572	4.1	July 2, 2007
4.02	Form of Warrant for Purchase of Shares of Common Stock, as amended	POS AM S-3	333-156782	4.4	December 20, 2011
10.01	2007 Employee Stock Purchase Plan	S-8	333-144810	4.1	July 24, 2007
10.02	1989 Stock Option Plan	S-8	333-144807	4.1	July 24, 2007
10.03	1999 Stock Option Plan	S-8	333-144808	4.1	July 24, 2007
10.04	2007 Equity Plan	S-8	333-144809	4.1	July 24, 2007
10.05	2010 Director Stock Plan	S-8	333-167639	4.1	June 21, 2010
10.06	Form of Indemnification Agreement for Directors and Executive Officers dated August 9, 2007	10-Q	001-33572	10.06	November 7, 2007
10.07	Form of Employment Agreement dated January 23, 2009	8-K	001-33572	10.1	January 26, 2009
10.08	2010 Director Stock Plan	S-8	333-167639	4.1	June 21, 2010
10.09	2010 Annual Individual Incentive Compensation Plan	8-K	001-33572	99.1	October 21, 2010
10.10a	Salary Continuation Agreements with executive officers, Russell Colombo, Chief Executive Officer and Peter Pelham, Director of Retail Banking, dated January 1, 2011	8-K	001-33572	10.1 10.4	January 6, 2011
10.10b	Salary Continuation Agreements with executive officers, Tani Girton, Chief Financial Officer, dated October 18, 2013 and Elizabeth Reizman, Chief Credit Officer, dated July 20, 2014	8-K	001-33572	10.2 10.3	November 4, 2014
10.11	2007 Form of Change in Control Agreement	8-K	001-33572	10.1	October 31, 2007
10.12	Information Technology Services Agreement with Fidelity Information Services, LLC, dated July 11, 2012	8-K	001-33572	10.1	July 17, 2012
11.01	Earnings Per Share Computation - included in Note 1 to the Consolidated Financial Statements					Filed
14.01	Code of Ethical Conduct	8-K	001-33572	14.01	January 26, 2008
31.01	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					Filed

31.02	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed
32.01	Certification pursuant to 18 U.S.C. §1350 as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002	Filed
101.01*	XBRL Interactive Data File	Furnished

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

Bank of Marin Bancorp
(registrant)

November 7, 2014	/s/ Russell A. Colombo
Date	Russell A. Colombo
President &
Chief Executive Officer
(Principal Executive Officer)

November 7, 2014	/s/ Tani Girton
Date	Tani Girton
Executive Vice President &
Chief Financial Officer
(Principal Financial Officer)

November 7, 2014	/s/ Cecilia Situ
Date	Cecilia Situ
First Vice President &
Manager of Finance & Treasury
(Principal Accounting Officer)

Page-58