Form 10-K
period 2014-12-31
Bank of Marin Bancorp
filed 2015-03-12
CIK 1403475

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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
Yes   ☐         No  ☒

As of June 30, 2014, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the voting common equity held by non-affiliates, based upon the closing price per share of the registrant's common stock as reported by the NASDAQ, was approximately $261 million. For the purpose of this response, directors and officers of the Registrant are considered the affiliates at that date.

As of February 27, 2015, there were 5,942,177 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on May 14, 2015 are incorporated by reference into Part III.

TABLE OF CONTENTS

PART I		Page-4

Forward-Looking Statements		Page-4

ITEM 1.	BUSINESS	Page-4
ITEM 1A.	RISK FACTORS	Page-12
ITEM 1B.	UNRESOLVED STAFF COMMENTS	Page-21
ITEM 2.	PROPERTIES	Page-21
ITEM 3.	LEGAL PROCEEDINGS	Page-21
ITEM 4.	MINE SAFETY DISCLOSURES	Page-21

PART II		Page-23

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	Page-23
ITEM 6.	SELECTED FINANCIAL DATA	Page-25
ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	Page-26
	Forward-Looking Statements	Page-26
	Executive Summary	Page-26
	Critical Accounting Policies	Page-27

	RESULTS OF OPERATIONS	Page-32
	Net Interest Income	Page-34
	Provision for Loan Losses	Page-37
	Non-Interest Income	Page-38
	Non-Interest Expense	Page-39
	Provision for Income Taxes	Page-41

	FINANCIAL CONDITION	Page-41
	Investment Securities	Page-41
	Loans	Page-44
	Allowance for Loan Losses	Page-46
	Other Assets	Page-50
	Deposits	Page-50
	Borrowings	Page-51
	Deferred Compensation Obligations	Page-51
	Off Balance Sheet Arrangements and Commitments	Page-51
	Capital Adequacy	Page-52
	Liquidity	Page-52

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	Page-54

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Page-56

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

Our forward-looking statements include descriptions of plans or objectives of Management for future operations, products or services, and forecasts of revenues, earnings or other measures of economic performance. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include the words "believe," "expect," "intend," "estimate" or words of similar meaning, or future or conditional verbs preceded by "will," "would," "should," "could" or "may."

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

Important factors that could cause results or performance to materially differ from those expressed in our prior forward-looking statements are detailed in Item 1A. Risk Factors of this report. Forward-looking statements speak only as of the date they are made. We do not undertake to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made or to reflect the occurrence of unanticipated events.

ITEM 1        BUSINESS

Bank of Marin (the “Bank”) was incorporated in August 1989, received its charter from the California Superintendent of Banks (now the California Department of Business Oversight or "DBO") and commenced operations in January 1990. The Bank is an insured bank under the Federal Deposit Insurance Corporation (“FDIC”). On July 1, 2007 (the “Effective Date”), a bank holding company reorganization was completed whereby Bank of Marin Bancorp (“Bancorp”) became the parent holding company for the Bank, the sole and wholly-owned subsidiary of Bancorp. On the Effective Date, each outstanding share of Bank of Marin common stock was converted into one share of Bank of Marin Bancorp common stock. Bancorp is listed at NASDAQ and assumed the ticker symbol BMRC, which was formerly used by the Bank. Prior to the Effective Date, the Bank filed reports and proxy statements with the FDIC pursuant to Section 12 of the Securities Exchange Act of 1934 (the “1934 Act”). Upon formation of the holding company, Bancorp became subject to regulation under the Bank Holding Company Act of 1956, as amended, which subjects Bancorp to Federal Reserve Board reporting and examination requirements, and Bancorp now files 1934 Act reports with the Securities and Exchange Commission.

References in this report to “Bancorp” mean Bank of Marin Bancorp, parent holding company for the Bank. References to “we,” “our,” “us” mean the holding company and the Bank that are consolidated for financial reporting purposes.

Most of our business is conducted through Bancorp's subsidiary, Bank of Marin, which is headquartered in Novato, California. In addition to our headquarters office, we operate through twenty offices in Marin, Sonoma, San Francisco, Napa and Alameda counties, with a strong emphasis on supporting the local communities. Our customer base is made up of business and personal banking relationships from the communities near the branch office locations. Our business banking focus is on small to medium-sized businesses, professionals and not-for-profit organizations.

Page-4

We offer a broad range of commercial and retail deposit and lending programs designed to meet the needs of our target markets. Our lending categories include commercial real estate loans, commercial and industrial loans, construction financing, consumer loans, and home equity lines of credit. Merchant card services are available for our business customers. Through a third party vendor, we offer a proprietary Visa® credit card product combined with a rewards program to our customers, as well as a Business Visa® program for business and professional customers. We also offer cash management sweep to business clients through a third party vendor.

We offer a variety of personal and business checking and savings accounts, and a number of time deposit alternatives, including time certificates of deposit, Individual Retirement Accounts (“IRAs”), and Health Savings Accounts. We also offer mobile banking, remote deposit capture, Automated Clearing House services (“ACH”), fraud prevention services including Positive Pay for Checks and ACH, and image lockbox services. A valet deposit pick-up service is available to our professional and business clients.

Automated teller machines (“ATM's”) are available at each retail branch location. Our ATM network is linked to the PLUS, CIRRUS and NYCE networks, as well as to a network of nation-wide surcharge-free ATM's called MoneyPass. We also offer our depositors 24-hour access to their accounts by telephone and through our internet banking products available to personal and business account holders.

We offer Wealth Management and Trust Services (“WMTS”) which include customized investment portfolio management, financial planning, trust administration, estate settlement, custody services, and advice on charitable giving. We also offer 401(k) plan services to small and medium-sized businesses through a third party vendor.

We make international banking services available to our customers indirectly through other financial institutions with whom we have correspondent banking relationships.

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

We attract deposit relationships from individuals, merchants, small to medium-sized businesses, not-for-profit organizations and professionals who live and/or work in the communities comprising our market areas. As of December 31, 2014, approximately 65% of our deposits are in Marin County and southern Sonoma County, and approximately 55% of our deposits are from businesses and 45% from individuals.

As discussed in Note 2 to the Consolidated Financial Statements in Item 8 of this report, in November 2013, we expanded our community banking footprint to Alameda County through the acquisition of $280.9 million of assets, the assumption of $246.4 million liabilities, and the addition of four branch offices of the former NorCal Community Bancorp ("NorCal"), parent company of Bank of Alameda (the “Acquisition”).

Competition

The banking business in California generally, and in our market area specifically, is highly competitive with respect to attracting both loan and deposit relationships. The increasingly competitive environment is impacted by changes in regulation, interest rates, technology and product delivery systems, and consolidation among financial service providers. The banking industry is seeing extreme competition for quality loans, with larger banks expanding their activities to businesses that are traditionally community bank customers.

Page-5

In all of our five counties, we have significant competition from nationwide banks with much larger branch networks nationwide, as well as credit unions and other independent banks. In Marin County we have the largest market share of business core deposits at 23.4%, according to the Deposit & Market Share Report from the California Banksite Corporation based upon the FDIC deposit market share data as of June 30, 2014. A significant driver of our franchise value is the growth and stability of our checking deposits, a low-cost funding source for our loan portfolio. We have a 3.7% business core deposit market share in Sonoma County and are building our presence in the Napa, Alameda and San Francisco markets.

Other competitors for depositors' funds are money market mutual funds and non-bank financial institutions such as brokerage firms and insurance companies. Among the competitive advantages held by some of these large, non-bank financial institutions is their ability to finance extensive advertising and funding campaigns.

Nationwide banks have the competitive advantages of national advertising campaigns and technology infrastructure to achieve economies of scale. Large commercial banks also have substantially greater lending limits and the ability to offer certain services which are not offered directly by us.

In order to compete with the numerous, and often larger, financial institutions in our primary market area, we use, to the fullest extent possible, the flexibility and rapid response capabilities which are accorded by our independent status, local leadership and local decision making. Our competitive advantages also include an emphasis on personalized service, extensive community involvement, philanthropic giving, local promotional activities and strong relationships with our customers. The commitment and dedication of our directors, officers and staff have also contributed greatly to our success in competing for business.

Employees

At December 31, 2014, we employed 260 full-time equivalent (“FTE”) staff. The actual number of employees, including part-time employees, at year-end 2014 included five executive officers, 103 other corporate officers and 170 staff. None of our employees are presently represented by a union or covered by a collective bargaining agreement. We believe that our employee relations are good. We have been recognized as one of the “Best Places to Work” by the North Bay Business Journal and as a "Top Corporate Philanthropist” by the San Francisco Business Times for many years.

Page-6

SUPERVISION AND REGULATION

Bank holding companies and banks are extensively regulated under both federal and state law. The following discussion summarizes certain significant laws, rules and regulations affecting Bancorp and the Bank.

Bank Holding Company Regulation

Upon formation of the bank holding company on July 1, 2007, we became subject to regulation under the Bank Holding Company Act of 1956, as amended (“BHCA”) which subjects Bancorp to Federal Reserve Board ("FRB") reporting and examination requirements. Under the FRB's regulations, a bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks. Under this requirement, we are expected to commit resources to support the Bank, including at times when we may not be in a financial position to provide such resources, and it may not be in our, or our shareholders’ or creditors’, best interests to do so. In addition, any capital loans we make to the Bank are subordinate in right of payment to depositors and to certain other indebtedness of the Bank. In the event of our bankruptcy, any commitment by us to a federal bank regulatory agency to maintain the capital of the Bank will be assumed by the bankruptcy trustee and entitled to priority of payment.

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

Dividends

The payment of cash dividends by the Bank to Bancorp is subject to restrictions set forth in the California Financial Code (the “Code”) in addition to regulations and policy statements of the FRB. Prior to any distribution from the Bank to Bancorp, a calculation is made to ensure compliance with the provisions of the Code and to ensure that the Bank remains within capital guidelines set forth by the DBO and the FDIC. Management anticipates that there will be sufficient earnings at the Bank level to provide dividends to Bancorp to meet its cash requirements for 2015. See also Note 9 to the Consolidated Financial Statements, under the heading “Dividends” in Item 8 of this report.

FDIC Insurance Assessments

Our deposits are insured by the FDIC to the maximum amount permitted by law, which is currently $250,000 per depositor, based on the 2010 Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”).

Page-7

Our FDIC insurance assessment base is quarterly average consolidated total assets minus average tangible equity, defined as Common Equity Tier 1 Capital. Assessment rates are between 2.5 and 9 basis points1 annually on the assessment base for banks in the lowest risk category such as us, and 30 to 45 basis points for banks in the highest risk category. In deriving the risk categories, the FDIC uses a bank's capital level, supervisory ratios and other financial measures to determine a bank's ability to withstand financial stress.

Community Reinvestment Act

The Community Reinvestment Act (“CRA”) was enacted in 1977 to encourage financial institutions to meet the credit needs of the communities where they are chartered. All banks and thrifts have a continuing and affirmative obligation, consistent with safe and sound operations, to help meet the credit needs of their entire communities, including low and moderate income neighborhoods. Regulatory agencies rate each bank's performance in assessing and meeting these credit needs. The Bank is committed to serving the credit needs of the communities in which we do business, and it is our policy to respond to all creditworthy segments of our market. The CRA requires a depository institution's primary federal regulator, in connection with its examination of the institution, to assess the institution's record in meeting CRA requirements. The regulatory agency's assessment of the institution's record is made available to the public. The record is taken into consideration when the institution establishes a new branch that accepts deposits, relocates an office, applies to merge or consolidate, or expands into other activities. The FDIC's last CRA performance examination, completed in June 2012, was performed under the intermediate small bank requirements and was assigned a rating of “Satisfactory”. As a result of our growing asset size, the Bank now falls in the "Large Bank" category and will be evaluated by the FDIC according to large bank requirements. As part of its CRA commitment, the Bank has strong philanthropic ties to the community. In addition, special community development projects and programs are in place for consumers of low to moderate income levels. In particular, we invest in affordable housing funds that help economically disadvantaged individuals and residents of low- and moderate-income census tracts, in each case consistent with prudent underwriting practices. We also donate to organizations in our communities that serve small businesses or low-and moderate-income communities or individuals that offer educational and health programs to economically disadvantaged students and families.

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

___________________________________________________________________________________________
1 Basis points are equal to one hundredth of a percentage point.

Page-8

Consumer Protection Regulations

Our lending activities are subject to a variety of statutes and regulations designed to protect consumers, including the CRA, Home Mortgage Disclosure Act, Fair Credit Reporting Act, Equal Credit Opportunity Act, the Fair Housing Act, Truth-in-Lending Act ("TILA"), and the Real Estate Settlement Procedures Act ("RESPA"). Our deposit operations are also subject to laws and regulations that protect consumer rights including Expedited Funds Availability, Truth in Savings, and Electronic Funds Transfers. Other regulatory requirements include: the Unfair, Deceptive or Abusive Acts and Practices, Dodd-Frank Act, Right To Financial Privacy and Privacy of Consumer Financial Information. Additional rules govern check writing ability on certain interest earning accounts and prescribe procedures for complying with administrative subpoenas of financial records. In October 2014, the final rule integrating RESPA and TILA disclosures was issued.

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

In July 2013, the Federal banking regulators approved a final rule to implement the revised capital adequacy standards of the Basel Committee on Banking Supervision, commonly called Basel III, and to address relevant provisions of the Dodd-Frank Act. The final rule strengthens the definition of regulatory capital, increases risk-based capital requirements, makes selected changes to the calculation of risk-weighted assets, and adjusts the prompt corrective action thresholds. We became subject to the new rule on January 1, 2015 and certain provisions of the new rule will be phased in over the period of 2015 through 2019. We have modeled our ratios under the finalized Basel III rules and we do not expect that we will be required to raise additional capital as a result of such rules. For further information on our risk-based capital positions and the impact of the new Basel III rules, see Note 16 to the Consolidated Financial Statements in Item 8 of this Form 10-K.

The Dodd-Frank Wall Street Reform and Consumer Protection Act

On July 21, 2010, President Obama signed into law the Dodd-Frank Act, a landmark financial reform bill comprised of voluminous new rules and restrictions on bank operations as regulations have been promulgated. It includes key provisions aimed at preventing a repeat of the 2008 financial crisis and a new process for winding down failing, systemically important institutions in a manner as close to a controlled bankruptcy as possible. The Dodd-Frank Act includes other key provisions as follows:

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

Page-9

On November 29, 2013, we acquired NorCal and assumed ownership of NorCal Community Bancorp Trusts I and II, respectively (the "Trusts"), which were formed by NorCal for the sole purpose of issuing TruPS. Since the TruPS assumed from the NorCal acquisition were issued prior to May 2010 and they do not exceed 25% of the sum of all our other core capital elements, they are included in our Tier I capital and will continue to be eligible for inclusion under Basel III rules.

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

(4) Places certain limitations on investment and other activities by depository institutions, holding companies and their affiliates, including comprehensive regulation of all over-the-counter derivatives.

(5) Authorizes the FRB to regulate debit card and certain general-use prepaid card transaction interchange fees paid to issuing banks with assets in excess of $10 billion to ensure that fees are “reasonable and proportional” to the cost of processing individual transactions and to prohibit networks and issuers from requiring transactions be processed on a single payment network.

(6) Effects changes in the FDIC assessment as discussed above.

Notice and Approval Requirements Related to Control

Banking laws impose notice, approval and ongoing regulatory requirements on any shareholder or other party that seeks to acquire direct or indirect "control" of an FDIC-insured depository institution. These laws include the BHCA and the Change in Bank Control Act. Among other things, these laws require regulatory filings by a shareholder or other party that seeks to acquire direct or indirect "control" of an FDIC-insured depository institution or bank holding company. The determination whether an investor "controls" a depository institution is based on all of the facts and circumstances surrounding the investment. As a general matter, a party is deemed to control a depository institution or other company if the party owns or controls 25% or more of any class of voting stock. Subject to rebuttal, a party may be presumed to control a depository institution or other company if the investor owns or controls 10% or more of any class of voting stock. Ownership by family members, affiliated parties, or parties acting in concert, is typically aggregated for these purposes. If a party's ownership of the Company were to exceed certain thresholds, the investor could be deemed to "control" the Company for regulatory purposes. This could subject the investor to regulatory filings or other regulatory consequences.

In addition, except under limited circumstances, bank holding companies are prohibited from acquiring, without prior approval:

•	control of any other bank or bank holding company or all or substantially all the assets thereof; or

•	more than 5% of the voting shares of a bank or bank holding company which is not already a subsidiary.

Incentive Compensation

The Dodd-Frank Act requires the federal bank regulators and the SEC to establish joint regulations or guidelines prohibiting incentive-based payment arrangements at specified regulated entities, including us and our bank, having at least $1 billion in total assets that encourage inappropriate risks by providing an executive officer, employee, director or principal stockholder with excessive compensation, fees, or benefits or that could lead to material financial loss to the entity. In addition, these regulators must establish regulations or guidelines requiring enhanced disclosure to regulators of incentive-based compensation arrangements. The agencies proposed such regulations in April 2011, but the regulations have not been finalized. If the regulations are adopted in the form initially proposed, they will impose limitations on the manner in which we may structure compensation for our executives.

Page-10

The FRB will review, as part of the regular, risk-focused examination process, the incentive compensation arrangements of banking organizations, such as us, that are not “large, complex banking organizations.” These reviews will be tailored to each organization based on the scope and complexity of the organization’s activities and the prevalence of incentive compensation arrangements. The findings of the supervisory initiatives will be included in reports of examination. Deficiencies will be incorporated into the organization’s supervisory ratings, which can affect the organization’s ability to make acquisitions and take other actions. Enforcement actions may be taken against a banking organization if its incentive compensation arrangements, or related risk management control or governance processes, pose a risk to the organization’s safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies.

Available Information

On our Internet web site, www.bankofmarin.com, we post the following filings as soon as reasonably practical after they are filed with or furnished to the Securities and Exchange Commission: Annual Report to Shareholders, Form 10-K, Proxy Statement for the Annual Meeting of Shareholders, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934. The text of the Code of Ethical Conduct for Bancorp and the Bank is also included on the website. All such materials on our website are available free of charge. This website address is for information only and is not intended to be an active link, or to incorporate any website information into this document. In addition, copies of our filings are available by requesting them in writing or by phone from:

Corporate Secretary
Bank of Marin Bancorp
504 Redwood Boulevard, Suite 100
Novato, CA 94947
415-763-4523

Page-11

ITEM 1A      RISK FACTORS

An investment in our common stock is subject to risks inherent in our business. The material risks and uncertainties that Management believes may affect our business are described below. Before making an investment decision, investors should carefully consider the risks, together with all of the other information included or incorporated by reference in this report. The list below is not exhaustive; additional risks and uncertainties that Management is not aware of, or focused on, or currently deems immaterial may also impair business operations. This report is qualified in its entirety by these risk factors.

If any of the following risks actually occur, our financial condition and results of operations could be materially and adversely affected.

Earnings are Significantly Influenced by General Business and Economic Conditions

We are subject to changes in general economic conditions that are uncertain and beyond our control. While economic activity has been expanding, the recovery in the labor market is not complete and there is still underutilization of labor resources. Uncertainty in the economies of Europe and emerging markets have the potential to hamper domestic economic performance. The economic environment is impacted by political uncertainty and changes in fiscal and monetary policy, which could adversely affect our business. Economic conditions have led to prolonged low interest rates, particularly medium and longer-term rates, which may have a long-term impact on the composition of our earning assets and our net interest margin. Among other things, a period of prolonged lower rates has caused prepayments to increase as our customers sought to refinance existing loans, which resulted in a decrease in the weighted average yield of our earning assets and variability in our net interest income. Furthermore, financial institutions continue to be affected by a stricter regulatory environment. Unemployment rates in our market areas have continued to improve and are below the California state average rate.1 There can be no assurance that the recent economic improvement is sustainable or that the creditworthiness of our borrowers will not deteriorate.

Weakness in real estate values and home sale volumes, financial stress on borrowers, including job losses, and customers' inability to pay debt could adversely affect our financial condition and results of operations in the following ways:

•	Demand for our products and services may decline

•	Low cost or non-interest bearing deposits may decrease

•	Collateral for our loans, especially real estate, may decline in value

•	Loan delinquencies, problem assets and foreclosures may increase

•	Investment securities may become impaired

Interest Rate Risk is Inherent in Our Business

Our earnings and cash flows are largely dependent upon our net interest income. Net interest income is the difference between interest income earned on interest-earning assets, such as loans and securities, and interest expense paid on interest-bearing liabilities, such as deposits and borrowed funds. Interest rates are sensitive to many factors outside our control, including general economic conditions and the policies of various governmental and regulatory agencies and, in particular, the FRB, which regulates the supply of money and credit in the United States. Changes in monetary policy, including changes in interest rates, can influence not only the interest we receive on loans and securities and interest we pay on deposits and borrowings, but can also affect (i) our ability to originate loans and obtain deposits, (ii) the fair value of our financial assets and liabilities, and (iii) the average duration of our securities and loan portfolios. Our portfolio of securities will generally decline in value if market interest rates increase, and increase in value if market interest rates decline. Our mortgage-backed securities are also subject to prepayment risk when interest rates fall, and to borrowers' risk when rates rise.

____________________________________________________________________________________________

1 Based on the latest available labor market information from the California Employment Development Department. December 2014 results show that the unemployment rate in Marin County was the lowest in California at 3.4%. The unemployment rates in San Francisco, Sonoma, Napa and Alameda County are 3.8%, 4.7%, 5.1% and 5.0%, respectively, compared to the state of California at 7.0%.

Page-12

In response to the recessionary state of the national economy, the depressed housing market and the volatility of financial markets in 2008, the Federal Open Market Committee of the FRB (“FOMC”) initiated a series of decreases in the federal funds target rate, bringing the target rate to a historically low range of 0% to 0.25%, where it is maintained currently. The FRB's sizable holdings of longer-term securities have placed and will continue to place downward pressure on longer-term interest rates, and hence our net interest margin. Our net interest income is hampered by a flat or falling rate environment, and the prolonged low level of interest rates has resulted in material net interest margin compression over the last several years. Our 2015 net interest margin may compress due to continued repricing on loans and securities, if the prevailing market interest rates do not increase as the general market expects in the second half of 2015. FOMC Chair Janet Yellen also signaled in her testimony before the Senate Banking Committee on February 24, 2015 that, "a high degree of monetary policy accommodation remains appropriate to foster further improvement in labor market conditions and to promote a return of inflation toward 2% over the medium term."

See the sections captioned “Net Interest Income” in Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 and Quantitative and Qualitative Disclosures about Market Risk in Item 7A of this report for further discussion related to management of interest rate risk.

If interest rates rise, we anticipate that net interest income will increase. However, it may take several upward market rate movements for certain variable rate loans to move above their floor rates and deposit behavior may deviate from our expectations. Further, a rise in index rates leads to lower debt service coverage of variable rate loans if the borrower's operating cash flow does not also rise. This creates a paradox of an improving economy (leading to higher interest rates) with increased credit risk as short-term rates move up faster than the cash flow or income of the borrowers. Higher interest rates may also depress loan demand, making it more difficult for us to grow loans.

Banks and Bank Holding Companies are Subject to Extensive Government Regulation and Supervision

Bancorp and the Bank are subject to extensive federal and state governmental supervision, regulation and control. Holding company regulations affect the range of activities in which Bancorp is engaged. Banking regulations affect the Bank's lending practices, capital structure, investment practices and dividend policy, and compliance costs among other things. Future legislative changes or interpretations may also alter the structure and competitive relationship among financial institutions. Legislation is regularly introduced in the U.S. Congress and the California Legislature which could impact our operating environment in substantive ways. The nature and extent of future legislative and regulatory changes affecting us are unpredictable at this time.

The historic disruptions in the financial marketplace during the recent recession have prompted the Obama administration to reform financial market regulation. This reform includes additional regulations over consumer financial products, bond rating agencies and the creation of a regime for regulating systemic risk across all types of financial service firms. Further restrictions on financial service companies may adversely impact our results of operations and financial condition, as well as increase our compliance risk.

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

Page-13

As discussed in Item 1, Section captioned “Supervision and Regulation” above, in 2010, President Obama signed into law a landmark financial reform bill - the Dodd-Frank Act. The rules under the Dodd-Frank Act change banking statutes and the operating environment of Bancorp and the Bank in substantial and unpredictable ways, and could continue to increase the cost of doing business, decrease our revenues, limit or expand permissible activities or affect the competitive balance depending upon whether or how regulations are implemented. In 2013 the federal banking regulators issued a joint final rule that implements Basel III capital standards and establishes minimum capital levels required under the Dodd-Frank Act, which is discussed under "Capital Requirements" on page 9. We may continue to invest significant Management attention and resources to make any necessary changes related to the Dodd-Frank Act and any regulations promulgated thereunder. The ultimate effect that the changes will have on the financial condition or results of operations of Bancorp or the Bank is uncertain at this time.

The broader impact of the enacted legislation and related measures undertaken to alleviate the aftermaths of the credit crisis is also unknown. The capital and credit markets experienced volatility and disruption at unprecedented levels in the last credit crisis. In some cases, the markets have produced downward pressure on credit availability for certain issuers without regard to those issuers' underlying financial strength. If similar disruptions and volatility return, there can be no assurance that we will not experience an adverse effect on our ability to access credit or capital.

Intense Competition with Other Financial Institutions to Attract and Retain Banking Customers

We are facing significant competition for customers from other banks and financial institutions located in the markets we serve. We compete with commercial banks, saving banks, credit unions, non-bank financial services companies and other financial institutions operating within or near our service areas. Some of our non-bank competitors may not be subject to the same extensive regulations as we are, giving them greater flexibility in competing for business. We anticipate intense competition will continue for the coming year due to the consolidation of many financial institutions and more changes in legislature, regulation and technology. National and regional banks much larger than our size have entered into our market through acquisitions and they may be able to benefit from economies of scale through their wider branch networks, more prominent national advertising campaigns, lower cost of borrowing, capital market access and sophisticated technology infrastructures. Further, intense competition for creditworthy borrowers could lead to loan rate concession pressure or impact our ability to generate profitable loans.

Going forward, we may see tighter competition in the industry as competitors seek to expand market share in more profitable and less risky customer segments. Further, with the rebound of the equity markets, our deposit customers may perceive alternative investment opportunities as providing superior expected returns. Recent recovery in the real estate market also supports the sale of real estate that collateralizes our loans, leading to payoff activity. Technology and other changes have made it more convenient for bank customers to transfer funds into alternative investments or other deposit accounts such as online virtual banks and non-bank service providers. Efforts and initiatives we may undertake to retain and increase deposits, including deposit pricing, can increase our costs. When our customers move money into higher yielding deposits or alternative investments, we may lose a relatively inexpensive source of funds, thus increasing our funding costs through more expensive wholesale borrowings.

Negative Conditions Affecting Real Estate May Harm Our Business

Concentration of our lending activities in the California real estate sector could negatively impact our results of operations if adverse changes in our lending area occur or intensify. Although we do not offer traditional first mortgages, nor have sub-prime or Alt-A residential loans or significant amounts of securities backed by such loans in the portfolio, we are not immune to volatility in those markets. Approximately 86% of our loans were secured by real estate at December 31, 2014, of which 63% were secured by commercial real estate and the remaining 23% by residential real estate. Real estate valuations are impacted by demand, and demand is driven by factors such as employment; when unemployment rates rise, demand drops.

Loans secured by commercial real estate include those secured by office buildings, owner-user office/warehouses, mixed-use residential/commercial properties and retail properties. In general, 2014 office, industrial and retail vacancy rates have fallen in Marin, Sonoma and Napa Counties based on the latest available real estate information from Keegan & Coppin Company, Inc. There can be no assurance that the companies or properties securing our loans will

Page-14

generate sufficient cash flows to allow borrowers to make full and timely loan payments to us. In the event of default, the collateral value may not cover the outstanding amount due to us, especially during real estate market downturns.

Rising commercial real estate lending concentrations may expose institutions to unanticipated earnings and capital volatility in the event of adverse changes in the investor commercial real estate market. Institutions that are potentially exposed to significant commercial real estate concentration risk may be subject to increased regulatory scrutiny. Institutions that have experienced rapid growth in commercial real estate lending such as us, have notable exposure to a specific type of commercial real estate lending, or are approaching or exceed certain supervisory criteria that measure an institution's commercial real estate portfolio against its capital levels, may be subject to such increased regulatory scrutiny. We maintain heightened review and analyses of our concentrations and have regular conversations with regulators to avoid unexpected regulatory risk.

Severe Weather, Natural Disasters or Other Climate Change Related Matters Could Significantly Impact Our Business

Our primary market is located in an earthquake-prone zone in northern California, which is also subject to other weather or disasters, such as severe rainstorms, wildfire, drought or flood. These events could interrupt our business operations unexpectedly. Climate-related physical changes and hazards could also pose credit risks for us. For example, our borrowers may have collateral properties located in coastal areas at risk to rise in sea level. The properties pledged as collateral on our loan portfolio could also be damaged by tsunamis, floods, earthquakes or wildfires and thereby the recoverability of loans could be impaired. A number of factors can affect credit losses, including the extent of damage to the collateral, the extent of damage not covered by insurance, the extent to which unemployment and other economic conditions caused by the natural disaster adversely affect the ability of borrowers to repay their loans, and the cost of collection and foreclosure to us. Lastly, there could be increased insurance premiums and deductibles, or a decrease in the availability of coverage, due to severe weather-related losses. The ultimate impact on our business of a natural disaster, whether or not caused by climate change, is difficult to predict.

We are Subject to Significant Credit Risk and Loan Losses May Exceed Our Allowance for Loan Losses in the Future

We maintain an allowance for loan losses, which is a reserve established through provisions for loan losses charged to expense, that represents Management's best estimate of probable losses that may be incurred within the existing portfolio of loans (the "incurred loss model"). The level of the allowance reflects Management's continuing evaluation of industry concentrations, specific credit risks, loan loss experience, current loan portfolio quality and present economic, political and regulatory conditions. The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires us to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Further, we generally rely on appraisals of the collateral or comparable sales data to determine the level of specific reserve and/or the charge-off amount on certain collateral dependent loans. Inaccurate assumptions in the appraisals or an inappropriate choice of the valuation techniques may lead to an inadequate level of specific reserve or charge-offs.

Changes in economic conditions affecting borrowers, new information regarding existing loans and their collateral, identification of additional problem loans, and other factors may require an increase in our allowance for loan losses. In addition, bank regulatory agencies periodically review our allowance for loan losses and may require an increase in the provision for loan losses or the recognition of further loan charge-offs. If charge-offs in future periods exceed the allowance for loan losses or cash flows from acquired loans do not perform as expected, we will need to record additional provision for loan losses.

In December 2012, the Financial Accounting Standards Board (“FASB”) issued a proposed Accounting Standards Update, Financial Instruments: Credit Losses, which establishes a new impairment framework also known as the "current expected credit loss model." In contrast to the incurred loss model currently used by financial entities like Bancorp, the current expected credit loss model requires an allowance be recognized based on the expected credit losses (i.e. all contractual cash flows that the entity does not expect to collect from financial assets or commitments to extend credit). It requires the consideration of more forward-looking information than is permitted under current U.S. generally accepted accounting principles. In addition to relevant information about past events and current conditions, such as borrowers’ current creditworthiness, quantitative and qualitative factors specific to borrowers, and the economic environment in which the entity operates, the new model requires consideration of reasonable and supportable forecasts that affect the expected collectability of the financial assets’ remaining contractual cash flows,

Page-15

and evaluation of the forecasted direction of the economic cycle, as well as time value of money. This proposed impairment framework is expected to have wide reaching implications to financial institutions. The allowance for loan losses is likely to increase due to a larger volume of financial assets that fall within the scope of the proposed model, resulting in an adverse impact on net income, volatility in earnings and higher capital requirements. The FASB continued to deliberate the proposed update at its September and October 2014 meetings, and the full effect of the implementation of this new model is unknown until the proposed guidance is finalized.

Non-performing Assets Take Significant Time To Resolve And Adversely Affect Results Of Operations And Financial Condition.

The Bank's non-performing assets have historically been maintained at a manageable level. While we have significantly reduced non-performing assets, such assets may adversely affect our net income in various ways in the future. Until economic improvement continues in a sustainable fashion, we might incur losses relating to non-performing assets if their collateral values deteriorate. We do not record interest income on nonaccrual loans, which adversely affects our income and increases our loan administration costs. When we take collateral in foreclosures and similar proceedings, we are required to mark the related loan to the fair value of the collateral, which may result in a loss. While we have managed our problem assets through workouts, restructurings and other proactive credit management, decreases in the value of the assets, underlying collateral, or borrowers' performance or financial conditions, whether or not due to economic and market conditions beyond our control, could adversely affect our business, results of operations and financial condition. In addition, the resolution of non-performing assets requires significant commitments of time from Management, which can detract from other responsibilities. There can be no assurance that we will not experience further increases in non-performing assets in the future.

Securities May Lose Value due to Credit Quality of the Issuers

We hold securities issued and/or guaranteed by Federal National Mortgage Association (“FNMA”) and Federal Home Loan Mortgage Corporation (“FHLMC”). Since 2008, both FNMA and FHLMC have been under a U.S. Government conservatorship which purchases mortgage-backed securities (“MBS”) issued by them. As a result, the MBS issued by FNMA and FHLMC have experienced an increase in fair value and our MBS portfolio has benefited from this government support. However, recent introduction of housing and finance reform legislation, which plans to wind down FNMA and FHLMC and incrementally shrink the government's housing-finance footprint, led to uncertainty as to the termination of conservatorship of FNMA and FHLMC.

The fair value of our securities issued or guaranteed by these entities may decline when the U.S. Government starts selling FNMA and FHLMC MBS, when the government support is phased-out or completely withdrawn, or if either FNMA or FHLMC comes under further financial stress or suffers creditworthiness deterioration.

We also invest in obligations of state and political subdivisions, some of which may not have fully recovered from past years' of loss of property tax from falling home values and declines in sales tax revenues. While we generally seek to minimize our exposure by diversifying the geographic location of our portfolio and investing in investment grade securities, there is no guarantee that the issuers will remain financially sound or continue their payments on these debentures.

Unexpected Early Termination of Interest Rate Swap Agreements May Impact Earnings

We have entered into interest-rate swap agreements, primarily as an asset/liability risk management strategy, in order to mitigate the changes in the fair value of specified long-term fixed-rate loans and firm commitments to enter into long-term fixed-rate loans caused by changes in interest rates. These hedges allow us to offer long-term, fixed-rate loans to customers without assuming the interest rate risk of a long-term asset by swapping our fixed-rate interest stream for a floating-rate interest stream. In the event of default by the borrowers on our hedged loans, we may have to terminate these designated interest-rate swap agreements early, resulting in severe prepayment penalties charged by our counterparties. On the other hand, when these interest-rate swap agreements are in an asset position, we are subject to the credit risk of our counterparties, who may default on the interest-rate swap agreements, leaving us vulnerable to interest rate movements.

Page-16

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

Our growth strategy also includes merger and acquisition possibilities that either enhance our market presence or have potential for improved profitability through financial management, economies of scale or expanded services. We may be exposed to difficulties in combining the operations of acquired institutions into our own operations, which may prevent us from achieving the expected benefits from our acquisition activities. Our earnings, financial condition and prospects after a merger will depend in part on our ability to integrate the operations and management of the acquired institution while continuing to implement other aspects of our business plan. Inherent uncertainties exist in integrating the operations of an acquired institution and there is no assurance that we will be able to do so successfully. Among the issues that we could face are:

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

Undiscovered factors as a result of an acquisition could bring liabilities against us, our management and the management of the institutions we acquire. These factors could contribute to our not achieving the expected benefits from our acquisitions within desired time frames, if at all. Further, although we generally anticipate cost savings from acquisitions, we may not be able to fully realize those savings. Any cost savings that are realized may be offset by losses in revenues or other charges to earnings.

We May Not Be Able To Attract and Retain Key Employees

Our success depends, in large part, on our ability to attract and retain key people. Competition for the best people in most activities engaged by us can be intense, especially in light of the recent improvement in the job market, and we may not be able to hire skilled people or retain them. We do not have non-compete agreements with any of our senior officers. The unexpected loss of services of key personnel could have a material adverse impact on our business because of the skills, knowledge of our market, years of industry experience and difficulty of promptly finding qualified replacement personnel.

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

Page-17

The Value Of Goodwill and Other Intangible Assets May Decline In The Future

As of December 31, 2014, we had goodwill totaling $6.4 million and a core deposit intangible asset totaling $3.7 million from the NorCal acquisition. A significant decline in expected future cash flows, a significant adverse change in the business climate, slower growth rates or a significant and sustained decline in the price of our common stock could necessitate taking charges in the future related to the impairment of goodwill or other intangible assets. If we were to conclude that a future write-down of goodwill or other intangible assets is necessary, we would record the appropriate charge, which could have a material adverse effect on our business, financial condition and results of operations.

We May Take Filing Positions or Follow Tax Strategies That May Be Subject to Challenge

We provide for current and deferred taxes in our consolidated financial statements based on our results of operations, business activities and business combinations, legal structure and federal and state legislation and regulations. We may take filing positions or follow tax strategies that are subject to interpretation of tax statutes. Our net income may be reduced if a federal, state or local authority were to assess charges for taxes that have not been provided for in our consolidated financial statements. Taxing authorities could change applicable tax laws, challenge filing positions or assess new taxes and interest charges. If taxing authorities take any of these actions, our business, results of operations or financial condition could be adversely and significantly affected.

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

We Rely on Third-Party Vendors for Important Aspects of Our Operation

We depend on the accuracy and completeness of information and systems provided by certain key vendors, including but not limited to data processing, payroll processing, technology support, investment safekeeping and accounting. In particular, we outsource core processing to Fidelity Information Services ("FIS"), a leading financial services solution provider, which allows us access to competitive technology offerings without having to directly invest in development. Our ability to operate, as well as our financial condition and results of operations, could be negatively affected in the event of an interruption of an information system, an undetected error, a cyber breach, or in the event of a natural disaster whereby certain vendors are unable to maintain business continuity.

Page-18

Failure of Correspondent Banks and Counterparties May Affect Liquidity

In the economic downturn, the financial services industry in general was materially and adversely affected by the credit crisis. We have witnessed failure of banks in the industry in recent years. We rely on our correspondent banks for lines of credit, which can be revoked unexpectedly. We also have two correspondent banks as counterparties in our derivative transactions (see Note 15 to the Consolidated Financial Statements in item 8 in this Form 10-K). While we continually monitor the financial health of our correspondent banks and we have diverse sources of liquidity, should any one of our correspondent banks become financially impaired, our available credit may decline and/or they may be unable to honor their commitments.

Deterioration of Credit Quality or Insolvency of Insurance Companies May Impede our Ability to Recover Losses

The financial crisis led certain major insurance companies to be downgraded by rating agencies. We have property, casualty and financial institution risk coverage underwritten by several insurance companies, who may not avoid insolvency risk inherent in the insurance industry. In addition, some of our investments in obligations of state and political subdivisions are insured by insurance companies. While we closely monitor the credit ratings of our insurers and the insurers of our municipal securities and we are poised to make quick changes if needed, we cannot predict an unexpected inability to honor commitments. We also invest in bank-owned life insurance policies on certain members of Management, which may lose value in the event of a carrier's insolvency. In the event that a bank-owned life insurance policy carrier's credit ratings fall below investment grade, we may exchange policies to other carriers at a cost charged by the original carrier, or we may terminate the policies which may result in adverse tax consequences.

Our loan portfolio is secured primarily by properties located in earthquake or fire-prone zones. In the event of a disaster that causes pervasive damage to the region in which we operate, not only the Bank, but also the loan collateral may suffer losses not recoverable by insurance.

Bancorp Relies on Dividends from the Bank to Pay Cash Dividends to Shareholders

Bancorp is a separate legal entity from its subsidiary, the Bank. Bancorp receives substantially all of its revenue from the Bank in the form of dividends, which is Bancorp's principal source of funds to pay cash dividends to Bancorp's common shareholders, service subordinated debt, and cover operational expenses of the holding company. Various federal and state laws and regulations limit the amount of dividends that the Bank may pay to Bancorp. In the event that the Bank is unable to pay dividends to Bancorp, Bancorp may not be able to pay dividends to its shareholders or pay interest on the subordinated debentures. As a result, it could have an adverse effect on Bancorp's stock price and investment value.

Under federal law, capital distributions from the Bank would become prohibited, with limited exceptions, if the Bank were categorized as "undercapitalized" under applicable FRB or FDIC regulations. In addition, as a California bank, Bank of Marin is subject to state law restrictions on the payment of dividends. For further information on the distribution limit from the Bank to Bancorp, see the section captioned “Bank Regulation” in Item 1 above and “Dividends” in Note 9 to the Consolidated Financial Statements in Item 8 of this report.

The Trading Volume of Bancorp's Common Stock is Less than That of Other, Larger Financial Services Companies

Our common stock is listed on the NASDAQ Capital Market. Our trading volume is less than that of nationwide or larger regional financial institutions. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence of willing buyers and sellers of common stock at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which we have no control. Given the low trading volume of our common stock, significant trades of our stock in a given time, or the expectations of these trades, could cause volatility in the stock price.

Page-19

We may need to Raise Additional Capital in the Future, and if we Fail to Maintain Sufficient Capital, Whether due to Losses, an Inability to Raise Additional Capital or Otherwise, our Financial Condition, Liquidity and Results of Operations, as well as our Ability to Maintain Regulatory Compliance, Could be Adversely Affected

We face significant capital and other regulatory requirements as a financial institution. We may need to raise additional capital in the future to provide us with sufficient capital resources and liquidity to meet our commitments and business needs, which could include the possibility of financing acquisitions. In addition, Bancorp, on a consolidated basis, and the Bank, on a stand-alone basis, must meet certain regulatory capital requirements and maintain sufficient liquidity. Importantly, as discussed below, regulatory capital requirements could increase from current levels, which could require us to raise additional capital or contract our operations. Our ability to raise additional capital depends on conditions in the capital markets, economic conditions and a number of other factors, including investor perceptions regarding the banking industry, market conditions and governmental activities, and on our financial condition and performance. Accordingly, we cannot assure that we will be able to raise additional capital if needed or on terms acceptable to us. If we fail to maintain capital to meet regulatory requirements, our liquidity, business, financial condition and results of operations could be materially and adversely affected.

We may be Subject to more Stringent Capital Requirements in the Future

We are subject to regulatory requirements specifying minimum amounts and types of capital that we must maintain. From time to time, the regulators change these regulatory capital adequacy guidelines. If we fail to meet these minimum capital guidelines and other regulatory requirements, Bancorp or the Bank may be restricted in the types of activities we may conduct and we may be prohibited from taking certain capital actions, such as paying dividends and repurchasing or redeeming capital securities.

In particular, the capital requirements applicable to us under the recently adopted capital rules implementing the Basel III capital framework in the United States began to be phased-in starting on January 1, 2015. As these new rules take effect, we will be required to satisfy additional, more stringent, capital adequacy standards than we have in the past. In addition, if we become subject to annual stress testing requirements, our stress test results may have the effect of requiring us to comply with even greater capital requirements. While we currently meet the requirements of the new Basel III-based capital rules on a fully implemented basis, we may eventually fail to do so. In addition, these requirements could have a negative impact on our ability to lend, grow deposit balances, make acquisitions or make capital distributions in the form of dividends or share repurchases. Higher capital levels could also lower our return on equity.

We may be Subject to Environmental Liabilities in Connection with the Foreclosure on Real Estate Assets Securing our Loan Portfolio

Hazardous or toxic substances or other environmental hazards may be located on the properties that secure our loans. If we acquire such properties as a result of foreclosure or otherwise, we could become subject to various environmental liabilities. For example, we could be held liable for the cost of cleaning up or otherwise addressing contamination at or from these properties. We could also be held liable to a governmental entity or third-party for property damage, personal injury or other claims relating to any environmental contamination at or from these properties. In addition, we own and operate certain properties that may be subject to similar environmental liability risks. Although we have policies and procedures that are designed to mitigate against certain environmental risks, we may not detect all environmental hazards associated with these properties. If we ever became subject to significant environmental liabilities, our business, financial condition and results of operations could be adversely affected.

The Small to Medium-sized Businesses that we Lend to may have Fewer Resources to Weather Adverse Business Developments, which may Impair a Borrower's Ability to Repay a Loan, and such Impairment could Adversely Affect our Results of Operations and Financial Condition

We focus our business development and marketing strategy primarily on small to medium-sized businesses. Small to medium-sized businesses frequently have smaller market shares than their competition, may be more vulnerable to economic downturns, often need substantial additional capital to expand or compete and may experience substantial volatility in operating results, any of which may impair a borrower's ability to repay a loan. In addition, the success of a small and medium-sized business often depends on the management talents and efforts of one or two people or a small group of people, and the death, disability or resignation of one or more of these people could have a material adverse impact on the business and its ability to repay its loan. If general economic conditions negatively impact the

Page-20

California markets in which we operate and small to medium-sized businesses are adversely affected or our borrowers are otherwise affected by adverse business developments, our business, financial condition and results of operations may be negatively affected.

A Lack of Liquidity could Adversely Affect our Operations and Jeopardize our Business, Financial Condition and Results of Operations

Liquidity is essential to our business. We rely on our ability to generate deposits and effectively manage the repayment and maturity schedules of our loans and investment securities, respectively, to ensure that we have adequate liquidity to fund our operations. An inability to raise funds through deposits, borrowings, the sale of investment securities, Federal Home Loan Bank advances, the sale of loans and other sources could have a substantial negative effect on our liquidity. Our most important source of funds consists of deposits. Deposit balances can decrease when customers perceive alternative investments as providing a better risk/return tradeoff. If customers move money out of bank deposits and into other investments, we would lose a relatively low-cost source of funds, increasing our funding costs and reducing our net interest income and net income.

Other primary sources of funds consist of cash flows from operations, investment maturities and sales of investment securities and proceeds from the issuance and sale of any equity and debt securities to investors. Additional liquidity is provided by the ability to borrow from the Federal Reserve Bank of San Francisco and the Federal Home Loan Bank and our ability to raise brokered deposits. We also may borrow funds from third-party lenders, such as other financial institutions. Our access to funding sources in amounts adequate to finance or capitalize our activities, or on terms that are acceptable to us, could be impaired by factors that affect us directly or the bank or non-bank financial services industries or the economy in general, such as disruptions in the financial markets or negative views and expectations about the prospects for the bank or non-bank financial services industries.

Based on past experience, we believe that our deposit accounts are relatively stable sources of funds. If we increase interest rates paid to retain deposits, our earnings may be adversely affected, which could have an adverse effect on our business, financial condition and results of operations.

Any decline in available funding could adversely impact our ability to originate loans, invest in securities, meet our expenses, pay dividends to our shareholders or to fulfill obligations such as repaying our borrowings or meeting deposit withdrawal demands, any of which could have a material adverse impact on our liquidity, business, financial condition and results of operations.

ITEM 1B      UNRESOLVED STAFF COMMENTS

None

ITEM 2     PROPERTIES

We lease our corporate headquarters building in Novato, California, which houses substantial loan production, operations and administration.  We also lease other branch or office facilities within our primary market areas in the cities of Corte Madera, San Rafael, Novato, Sausalito, Mill Valley, Tiburon, Greenbrae, Petaluma, Santa Rosa, Sonoma, Napa, San Francisco, Alameda, and Oakland.  We consider our properties to be suitable and adequate for our needs. For additional information on properties, see Notes 5 and 13 to the Consolidated Financial Statements included in Item 8 of this report.

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

Page-21

We are responsible for our proportionate share of certain litigation indemnifications provided to Visa U.S.A. by its member banks in connection with lawsuits related to anti-trust charges and interchange fees. For further details, see Note 13 to the Consolidated Financial Statements in Item 8 of this report.

ITEM 4      MINE SAFETY DISCLOSURES

Not applicable.

Page-22

PART II

ITEM 5      MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Bancorp common stock trades on the NASDAQ Capital Market under the symbol BMRC. At February 28, 2015, 5,942,177 shares of Bancorp's common stock, no par value, were outstanding and held by approximately 1,990 holders of record and beneficial owners. The following table sets forth, for the periods indicated, the range of high and low intra-day sales prices of Bancorp's common stock.

Calendar	2014		2013
Quarter	High	Low	High	Low
1st Quarter	$46.09	$41.59	$41.45	$36.89
2nd Quarter	$47.97	$42.49	$40.75	$37.75
3rd Quarter	$49.32	$44.01	$45.96	$38.45
4th Quarter	$53.63	$45.35	$46.21	$40.00

The table below shows cash dividends paid to common shareholders on a quarterly basis in the last two fiscal years.

Calendar	2014		2013
Quarter	Per Share	Dollars	Per Share	Dollars
1st Quarter	$0.19	$1,120,000	$0.18	$971,000
2nd Quarter	$0.19	$1,123,000	$0.18	$979,000
3rd Quarter	$0.20	$1,185,000	$0.18	$982,000
4th Quarter	$0.22	$1,305,000	$0.19	$1,038,000

For additional information regarding our ability to pay dividends, see discussion in Note 9 to the Consolidated Financial Statement, under the heading “Dividends,” in Item 8 of this report.

There were no purchases made by or on behalf of Bancorp or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Bancorp's common stock during the fourth quarter of 2014.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes information as of December 31, 2014, with respect to equity compensation plans. All plans have been approved by the shareholders.

	(A)	(B)	(C)
	Shares to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Shares available for future issuance (Excluding shares in column A)
Equity compensation plans approved by shareholders	194,672 [1]	$35.14	372,990 [2]

1 Represents shares of common stock issuable upon exercise of outstanding options under the Bank of Marin 1999 Stock Option Plan and the Bank of Marin Bancorp 2007 Equity Plan.

2 Represents shares of common stock available for future grants under the 2007 Equity Plan and the 2010 Director Stock Plan.

Page-23

Stock Price Performance Graph

The following graph, provided by Keefe, Bruyette, & Woods, Inc., shows a comparison of cumulative total shareholder return on our common stock during the five fiscal years ended December 31, 2014 compared to Russell 2000 Stock index and peer group index of other financial institutions. We have been part of the Russell 2000 index since July 2009. The comparison assumes $100 was invested on December 31, 2009 in our common stock and all of the dividends were reinvested. The performance graph represents past performance and should not be considered to be an indication of future performance.

Indexed Five Year Total Return
250
200
150
100
50
0
Indexed Prices (%)
2009
2010
2011
2012
2013
2014
Bank of Marin
Peer Group
Russell 2000

	2009	2010	2011	2012	2013	2014
BMRC	100	109	120	122	143	177
Peer Group[1]	100	103	87	127	181	190
Russell 2000	100	127	122	141	196	206

1BMRC Peer Group represents public California banks with assets between $1 billion to $5 billion as of December 31, 2014: HAFC, WIBC, TCBK, CYHT, FMCB, WFCL, CUNB, PFBC, PPBI, EXSR, BBNK, HEOP, BSRR, HTBK, AMBZ, FFWM, RCBC, CVCY, PROV, PMBC. The peer group composite index is weighted by market capitalization and reinvests dividends on the ex-date and adjusts for stock splits, if applicable.

Source: Company Reports, FactSet, and SNL

Page-24

ITEM 6        SELECTED FINANCIAL DATA

	2014	2013	2012	2011	2010	2013/2014
(dollars in thousands, except per share data; unaudited)						% change

At December 31,
Total assets	$1,787,130	$1,805,194	$1,434,749	$1,393,263	$1,208,150	(1.0)%
Total loans	1,363,351	1,269,322	1,073,952	1,031,154	941,400	7.4%
Total deposits	1,551,619	1,587,102	1,253,289	1,202,972	1,015,739	(2.2)%
Total stockholders' equity	200,026	180,887	151,792	135,551	121,920	10.6%
Equity-to-asset ratio	11.2%	10.0%	10.6%	9.7%	10.1%	12.0%

For year ended December 31,
Net interest income	$70,441	$58,775	$63,190	$63,819	$54,909	19.8%
Provision for loan losses	750	540	2,900	7,050	5,350	38.9%
Non-interest income	9,041	8,066	7,112	6,269	5,521	12.1%
Non-interest expense[1]	47,263	44,092	38,694	38,283	33,357	7.2%
Net income[1]	19,771	14,270	17,817	15,564	13,552	38.5%
Net income per share (diluted)	3.29	2.57	3.28	2.89	2.55	28.0%
Tax-equivalent net interest margin	4.13%	4.20%	4.74%	5.13%	4.95%	(1.7)%
Cash dividend payout ratio on common stock [2]	23.9%	27.9%	21.0%	22.1%	23.6%	(14.3)%

1 2013 amount included $3.7 million in one-time expenses related to the NorCal acquisition and 2011 amount included $1.0 million in one-time expenses related to the Charter Oak Bank acquisition.

2 Calculated as dividends on common share divided by basic net income per common share.

Page-25

ITEM 7     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of financial condition as of December 31, 2014 and 2013 and results of operations for each of the years in the three-year period ended December 31, 2014 should be read in conjunction with our consolidated financial statements and related notes thereto, included in Part II Item 8 of this report. Average balances, including balances used in calculating certain financial ratios, are generally comprised of average daily balances.

Forward-Looking Statements

The disclosures set forth in this item are qualified by important factors detailed in Part I captioned Forward-Looking Statements and Item 1A captioned Risk Factors of this report and other cautionary statements set forth elsewhere in the report.

Executive Summary

Earnings in 2014 totaled $19.8 million compared to earnings of $14.3 million in 2013, which included $3.7 million in one-time expenses related to the acquisition of NorCal Community Bancorp ("NorCal") in November 2013. Diluted earnings of $3.29 per share for the year ended December 31, 2014 compared to $2.57 per share in the same period of 2013. 2013 diluted earnings per share included a negative impact of $0.43 per share related to one-time acquisition-related expenses. Return on assets ("ROA") of 1.08% for the year ended December 31, 2014, increased from 0.96% for the same period last year. Return on equity ("ROE") totaled 10.31% in 2014, compared to 8.86% for the year ended December 31, 2013. The increase in ROA and ROE in 2014 was driven by strong earnings, resulting from the successful acquisition of NorCal, a decrease of one-time acquisition related expenses, and active relationship management. Profitability primarily resulting from overhead cost savings from the NorCal transaction has exceeded our expectations.

Loans increased to $1.4 billion at December 31, 2014, compared to $1.3 billion at December 31, 2013, which was driven substantially by commercial and industrial lending and commercial real estate lending. Net loan growth in 2014 totaled $94.0 million, or 7.4% over December 31, 2013, and was primarily the result of strong new loan volume partially offset by high payoffs.

Credit quality continues to be very strong. nonaccrual loans totaled $9.4 million at December 31, 2014 compared to $11.7 million at December 31, 2013, and as a percentage of total loans declined to 0.69% compared to 0.92% a year ago. The decrease in nonaccrual loans from the prior year primarily relates to the successful resolution of several problem loans. Net recoveries for the year ended December 31, 2014 totaled $124 thousand, compared to $24 thousand in the prior year.

The provision for loan losses totaled $750 thousand in 2014, compared to $540 thousand in the prior year. The increase from the prior year primarily relates to the increase in total loans. The ratio of loan loss reserve to loans decreased from 1.12% at December 31, 2013 to 1.11% at December 31, 2014.

Deposits totaled $1.6 billion at December 31, 2014 and December 31, 2013. Non-interest bearing deposits totaled $671 million at December 31, 2014, an increase of $22.7 million, or 3.5%, when compared to December 31, 2013. Non-interest bearing deposits represented 43.2% of total deposits as of December 31, 2014 compared to 40.8% at December 31, 2013. Total deposits decreased $35.5 million, or 2.2%, compared to December 31, 2013, which is primarily due to the cyclical activity of several large business depositors.

The total risk-based capital ratio for Bancorp totaled 13.9% at December 31, 2014 compared to 13.2% at December 31, 2013. The increase was primarily due to the accumulation of net income, net of $4.7 million in dividends paid to stockholders, partially offset by an increase in risk-weighted assets due to increases in loan balances. The risk-based capital ratio continues to be well above regulatory requirements for a well-capitalized institution and the new requirements that took effect January 1, 2015 (Basel Committee on Bank Supervision guidelines for determining regulatory capital).

Net interest income totaled $70.4 million and $58.8 million in 2014 and 2013, respectively. The increase from a year ago relates primarily to higher average balances of loans and investments. The tax-equivalent net interest margin was

Page-26

4.13% in 2014 compared to 4.20% in 2013. The decrease in net interest margin relates to lower yields on new and renewed loans, which was partially offset by accretion and gains on payoffs of acquired loans.

Non-interest income totaled $9.0 million in the year ended 2014 compared to $8.1 million in the same period of 2013, an increase of $975 thousand, or 12.09%. The increase in 2014 compared to 2013 primarily relates to higher dividend income from the Federal Home Loan Bank of San Francisco, debit card interchange fees due to increased volume, and Wealth Management and Trust Services fees.

Non-interest expense totaled $47.3 million and $44.1 million in 2014 and 2013, respectively, an increase of $3.2 million, or 7.19%. The increase in non-interest expense from the prior year reflects the Bank's expansion into the East Bay including increased salaries and benefits, facilities, and amortization of core deposit intangible, partially offset by the absence of one-time acquisition costs.

Critical Accounting Policies and Estimates

Critical accounting policies are those that are both most important to the portrayal of our financial condition and results of operations and require Management's most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Management has determined the following six accounting policies to be critical: Allowance for Loan Losses, Acquired Loans, Other-than-temporary Impairment of Investment Securities, Goodwill and Other Intangible Assets, Accounting for Income Taxes, and Fair Value Measurements.

Allowance for Loan Losses

Allowance for Loan Losses is based upon estimates of loan losses and is maintained at a level considered adequate to provide for probable losses inherent in the loan portfolio. The allowance is increased by provisions for loan losses charged against earnings and reduced by charge-offs, net of recoveries.

In periodic evaluations of the adequacy of the allowance balance, Management considers current economic conditions, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, our past loan loss experience and other factors. The ALLL is based on estimates, and ultimate losses may vary from current estimates. Our Board of Directors' Asset/Liability Management Committee (“ALCO”) reviews the adequacy of the ALLL at least quarterly. The allowance is adjusted based on that review if, in the judgment of the Board of Directors and Management, changes are warranted.

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

The second component is an estimate of the probable inherent losses in each loan pool with similar characteristics. Beginning with the quarter-ended September 30, 2013, Management refined the methodology for estimating general

Page-27

allowances in order to provide a more comprehensive evaluation of the potential risk of loss in our loan portfolio. This analysis encompasses the entire loan portfolio excluding acquired loans until the discount has been fully accreted. For allowances established on acquired loans, see below under Acquired Loans. Under our allowance model, loans are evaluated on a pool basis by loan segment which is further delineated by Federal regulatory reporting codes ("CALL codes"). Each segment is assigned an expected loss factor which is primarily based on a rolling twenty-quarter look-back at our historical losses for that particular segment, as well as a number of other factors.

The model determines loan loss reserves based on objective and subjective factors. Objective factors include an historical loss rate using the rolling twenty-quarter look-back, changes in the volume and nature of the loan portfolio, changes in credit quality metrics (past due loans, nonaccrual loans, net charge-offs and adversely-graded loans), and the existence of credit concentrations. Subjective factors include changes in the overall economic environment, legal and regulatory conditions, lending management and other relevant staff, uncertainties related to acquisitions, as well as the quality of our loan review process. The total amount allocated is determined by applying loss multipliers to outstanding loans by CALL code.

While we believe we use the best information available to determine the allowance for loan losses, our results of operations could be significantly affected if circumstances differ substantially from the assumptions used in determining the allowance. A decline in local and national economic conditions, or other factors, could result in a material increase in the allowance for loan losses and may adversely affect our financial condition and results of operations. In addition, the determination of the amount of the allowance for loan losses is subject to review by bank regulators, as part of their routine examination process, which may result in the establishment of additional allowance for loan losses based upon their judgment of information available to them at the time of their examination.

For further information regarding our ALLL methodology, the related provision for loan losses, risks related to asset quality and lending activity, see Item 1A - Risk Factors, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations, and Note 4 - Loans and Allowance for Loan Losses in Item 8 - Financial Statements and Supplementary Data of this Form 10-K.

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

We estimated the fair value of acquired loans at the acquisition date based on a discounted cash flow methodology that considered factors including the type of loan and related collateral, risk classification, fixed or variable interest rate, term of loan, whether or not the loan was amortizing, and current discount rates. Loans, except for purchased credit impaired ("PCI") loans, were grouped together according to similar characteristics and treated in the aggregate when applying various valuation techniques. Expected cash flows incorporate our best estimate of key assumptions at the time, such as property values, default rates, loss severity and prepayment speeds. Discount rates were based on market rates for new originations of comparable loans, where available, and included adjustments for liquidity factors.

To the extent comparable market rates were not readily available, a discount rate was derived based on the assumptions of market participants' cost of funds, servicing costs and return requirements for comparable risk assets. In either case, the discount rate did not include a factor for credit losses, as that had been considered in estimating the cash flows. The initial estimate of cash flows to be collected was derived from assumptions related to default rates, loss severities and prepayment speeds.

For acquired loans not considered credit impaired ("non-PCI") loans, we recognize the entire fair value discount accretion to interest income, based on the acquired loan's contractual cash flows using an effective interest rate method for term loans, and on a straight line basis for revolving lines, as the timing and amount of cash flows under revolving lines are

Page-28

not predictable. When a non-PCI loan is placed on nonaccrual status subsequent to acquisition, accretion stops until it is returned to accrual status. The level of accretion on non-PCI loans varies from period to period due to maturities and early payoffs of these loans during the reporting periods. Subsequent to acquisition, if the probable and estimable losses for non-PCI loans exceed the amount of the remaining unaccreted discount, the excess is established as an allowance for loan losses.

We acquired some loans from business combinations with evidence of credit quality deterioration subsequent to their origination and for which it was probable, at acquisition, that we would be unable to collect all contractually required payments ("PCI loans"). These loans were evaluated on an individual basis. Management applied significant subjective judgment in determining which loans were PCI loans. Evidence of credit quality deterioration as of the purchase date may include data such as past due and nonaccrual status, risk grades and charge-off history. Revolving credit agreements (e.g., home equity lines of credit and revolving commercial loans) where the borrower had revolving rights at acquisition date were not considered PCI loans because the timing and amount of cash flows cannot be reasonably estimated.

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

All PCI loans that were classified as nonaccrual loans prior to the acquisition were no longer classified as nonaccrual if we believed that we would fully collect the new carrying value of these loans at acquisition. When there is doubt as to the timing and amount of future cash flows to be collected, PCI loans are classified as nonaccrual loans. It is important to note that judgment is required to classify PCI loans as accruing or nonaccrual, and is dependent on having a reasonable expectation about the timing and amount of cash flows expected to be collected. When the timing and/or amounts of expected cash flows on such loans are not reasonably estimable, no interest is accreted and the PCI loan is reported as a nonaccrual loan; otherwise, interest is accreted and the loans are reported as accruing loans.

If we have probable decreases in cash flows expected to be collected on PCI loans, specific allowances are established to account for credit deterioration subsequent to acquisition. The amount of cash flows expected to be collected and, accordingly, the adequacy of the allowance for loan losses are particularly sensitive to changes in loan credit quality. If we have probable and significant increases in cash flows expected to be collected on PCI loans, we first reverse any previously established specific allowance for loan loss and then increase interest income as a prospective yield adjustment over the remaining life of the loans. The impact of changes in variable interest rates is recognized prospectively as adjustments to interest income.

For PCI loans, the estimate of cash flows expected to be collected is updated each quarter and requires the continued use of key assumptions and estimates similar to the initial estimate of fair value. Given the current economic environment, we apply judgment to develop our estimate of cash flows given the impact of collateral value changes, loan workout plans, changing probability of default, loss severities and prepayments. Therefore, accretion on PCI loans fluctuates based on changes in cash flows expected to be collected.

For purposes of accounting for the PCI loans from past business combinations, we elected not to apply the pooling method but to account for these loans individually. Disposals of loans, which may include sales of loans to third parties, receipt of payments in full by the borrower, or foreclosure of the collateral, result in removal of the loan from the PCI loan portfolio at its carrying amount. If a PCI loan pays off earlier than expected, a gain is recorded as interest income when the payoff amount exceeds the recorded investment.

For further information regarding our acquired loans, see Note 2 - Acquisition, and Note 4 - Loans and Allowance for Loan Losses in Item 8 - Financial Statements and Supplementary Data of this Form 10-K.

Page-29

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

For each security in an unrealized loss position ("impaired security"), we assess whether we intend to sell the security or if it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. If we intend to sell the security or it is more likely than not we will be required to sell the security before recovery of its amortized cost basis, the entire difference between the investment’s amortized cost basis and its fair value at the balance sheet date is recognized against earnings.

For impaired securities that are not intended for sale and will not be required to be sold prior to recovery of our amortized cost basis, we determine if the impairment has a credit loss component. For both held-to-maturity and available-for-sale securities, if the amount of cash flows expected to be collected are less than the amortized cost, an other-than-temporary impairment shall be considered to have occurred and the credit loss component is recognized against earnings as the difference between present value of the expected future cash flows and the amortized cost. In determining the present value of the expected cash flows, we discount the expected cash flows at the effective interest rate implicit in the security at the date of purchase. The remaining difference between the fair value and the amortized basis is deemed to be due to factors that are not credit related and is recognized in other comprehensive income, net of applicable taxes.

For held-to-maturity securities, if there is no credit loss component, no impairment is recognized. The portion of other-than-temporary impairment recognized in other comprehensive income for credit impaired debt securities classified as held-to-maturity is accreted from other comprehensive income to the amortized cost of the debt security over the remaining life of the debt security in a prospective manner on the basis of the amount and timing of future estimated cash flows.

For further information regarding our investment securities, investment activity, and related risks, see Item 1A - Risk Factors, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations, and Note 3 - Investment Securities in Item 8 - Financial Statements and Supplementary Data of this Form 10-K.

Accounting for Income Taxes

Income taxes reported in the consolidated financial statements are computed based on an asset and liability approach. We recognize the amount of taxes payable or refundable for the current year and we recognize deferred tax assets and liabilities related to expected future tax consequences that have been recognized in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. We record net deferred tax assets to the extent it is more likely than not that they will be realized. In evaluating our ability to recover the deferred tax assets, Management considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations. In projecting future taxable income, Management develops assumptions including the amount of future state and federal pretax operating income, the reversal of temporary differences, and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates being used to manage the underlying business. Bancorp files consolidated federal and combined state income tax returns.

We recognize the financial statement effect of a tax position when it is more likely than not, based on the technical merits and all available evidence, that the position will be sustained upon examination, including the resolution through protests, appeals or litigation processes. For tax positions that meet the more-likely-than-not threshold, we measure and record the largest amount of tax benefit that is greater than fifty percent likely of being realized upon ultimate

Page-30

settlement with the taxing authority. The remainder of the benefits associated with tax positions taken is recorded as unrecognized tax benefits, along with any related interest and penalties. Interest and penalties related to unrecognized tax benefits are recorded in tax expense.

In deciding whether or not our tax positions taken meet the more-likely-than-not recognition threshold, we must make judgments and interpretations about the application of inherently complex state and federal tax laws. To the extent tax authorities disagree with tax positions taken by us, our effective tax rates could be materially affected in the period of settlement with the taxing authorities. Revision of our estimate of accrued income taxes also may result from our own income tax planning, which may impact effective tax rates and results of operations for any reporting period.

We present an unrecognized tax benefit as a reduction of a deferred tax asset for a net operating loss ("NOL") carryforward, or similar tax loss or tax credit carryforward, rather than as a liability, when (1) the uncertain tax position would reduce the NOL or other carryforward under the tax law of the applicable jurisdiction and (2) we intend to and are able to use the deferred tax asset for that purpose. Otherwise, the unrecognized tax benefit is presented as a liability instead of being netted with deferred tax assets.

For further information on our tax assets and liabilities, and related provision for income taxes, see Note 12 - Income Taxes in Item 8 - Financial Statements and Supplementary Data of this Form 10-K.

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

When we develop our fair value measurement process, we maximize the use of observable inputs. Whenever there is no readily available market data, we use our best estimates and assumptions in determining fair value, but these estimates involve inherent uncertainties and the application of Management's judgment. As a result, if other assumptions had been used, our recorded earnings or disclosures could have been materially different from those reflected in these financial statements.

For detailed information on our use of fair value measurements and our related valuation methodologies, see Note 10 - Fair Value of Assets and Liabilities in Item 8 - Financial Statements and Supplementary Data of this Form 10-K.

Page-31

RESULTS OF OPERATIONS

Highlights of the financial results are presented in the following table:

	For years ended December 31,
(dollars in thousands, except per share data; unaudited)	2014	2013	2012
For the period:
Net income	$19,771	$14,270	$17,817
Net income per share
Basic	$3.35	$2.62	$3.34
Diluted	$3.29	$2.57	$3.28
Return on average equity	10.31%	8.86%	12.36%
Return on average assets	1.08%	0.96%	1.24%
Common stock dividend payout ratio	23.93%	27.82%	21.06%
Average shareholders’ equity to average total assets	10.46%	10.78%	10.05%
Efficiency ratio	59.46%	65.97%	55.04%
Tax equivalent net interest margin	4.13%	4.20%	4.74%

At period end:
Book value per common share	$33.68	$30.78	$28.17
Total assets	$1,787,130	$1,805,194	$1,434,749
Total loans	$1,363,351	$1,269,322	$1,073,952
Total deposits	$1,551,619	$1,587,102	$1,253,289
Loan-to-deposit ratio	87.87%	79.98%	85.69%
Total risk-based capital ratio - Bancorp	13.9%	13.2%	13.7%

Page-32

SUMMARY OF QUARTERLY RESULTS OF OPERATIONS

Table 1 sets forth the quarterly results of operations for 2014 and 2013:

Table 1        Summarized Statement of Income

	2014 Quarters Ended				2013 Quarters Ended
(dollars in thousands; unaudited)	Dec. 31	Sept. 30	Jun. 30	Mar. 31	Dec. 31	Sept. 30	Jun. 30	Mar. 31
Interest income	$17,722	$18,108	$18,456	$18,504	$16,129	$14,471	$14,730	$15,230
Interest expense	580	577	582	610	497	429	425	434
Net interest income	17,142	17,531	17,874	17,894	15,632	14,042	14,305	14,796
Provision for loan losses	—	—	600	150	150	(480)	1,100	(230)
Net interest income after
provision for loan losses	17,142	17,531	17,274	17,744	15,482	14,522	13,205	15,026
Non-interest income	2,156	2,301	2,368	2,216	2,063	1,953	1,944	2,106
Non-interest expense	11,613	11,350	11,457	12,843	13,871	10,107	10,419	9,695
Income before provision for income taxes	7,685	8,482	8,185	7,117	3,674	6,368	4,730	7,437
Provision for income taxes	2,993	3,104	3,017	2,584	1,329	2,364	1,675	2,571
Net income	$4,692	$5,378	$5,168	$4,533	$2,345	$4,004	$3,055	$4,866
Net income available to common stockholders	$4,692	$5,378	$5,168	$4,533	$2,345	$4,004	$3,055	$4,866

Net income per common share
Basic	$0.79	$0.91	$0.88	$0.77	$0.42	$0.74	$0.56	$0.90
Diluted	$0.78	$0.89	$0.86	$0.76	$0.41	$0.72	$0.55	$0.89

Page-33

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

Page-34

Table 2 Average Statements of Condition and Analysis of Net Interest Income

	Year ended			Year ended			Year ended
	December 31, 2014			December 31, 2013			December 31, 2012
		Interest			Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in thousands; unaudited)	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Interest-bearing due from banks [1]	$63,150	$161	0.25%	$47,401	$120	0.25%	$80,643	$214	0.26%
Investment securities [2,3]	341,787	8,385	2.45%	272,767	6,648	2.44%	234,014	6,829	2.92%
Loans [1,3,4]	1,317,794	65,856	4.93%	1,092,885	55,157	4.98%	1,023,165	59,991	5.77%
Total interest-earning assets [1]	1,722,731	74,402	4.26%	1,413,053	61,925	4.32%	1,337,822	67,034	4.93%
Cash and non-interest-bearing due from banks	44,452			32,903			51,301
Bank premises and equipment, net	9,290			9,214			9,183
Interest receivable and other assets, net	56,592			38,993			36,155
Total assets	$1,833,065			$1,494,163			$1,434,461
Liabilities and Stockholders' Equity
Interest-bearing transaction accounts	$101,133	$99	0.10%	$97,336	$52	0.05%	$152,778	$151	0.10%
Savings accounts	125,169	46	0.04%	100,185	35	0.03%	86,670	88	0.10%
Money market accounts	507,055	550	0.11%	437,441	419	0.10%	436,281	689	0.16%
CDARS and other time accounts	155,229	917	0.59%	145,750	922	0.63%	174,122	1,151	0.66%
FHLB borrowings and overnight borrowings [1]	15,004	315	2.07%	19,054	322	1.67%	16,205	345	2.09%
Subordinated debentures	5,070	422	8.36%	407	35	8.57%	3,552	152	4.21%	[5]
Total interest-bearing liabilities	908,660	2,349	0.26%	800,173	1,785	0.22%	869,608	2,576	0.30%
Demand accounts	717,738			518,986			406,861
Interest payable and other liabilities	14,934			13,970			13,881
Stockholders' equity	191,733			161,034			144,111
Total liabilities & stockholders' equity	$1,833,065			$1,494,163			$1,434,461
Tax-equivalent net interest income/margin [1]		$72,053	4.13%		$60,140	4.20%		$64,458	4.74%
Reported net interest income/margin [1]		$70,441	4.03%		$58,775	4.10%		$63,190	4.65%
Tax-equivalent net interest rate spread			4.00%			4.10%			4.63%

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

[3] Yields and interest income on tax-exempt securities and loans are presented on a taxable-equivalent basis using the Federal statutory rate of 35%.
[4] Average balances on loans outstanding include nonaccrual loans. The amortized portion of net loan origination fees is included in interest income on loans, representing an adjustment to the yield.
[5] Amount includes $42 thousand accelerated amortization of debt issuance costs in the third quarter of 2012.

2014 compared with 2013:

The tax-equivalent net interest margin was 4.13% in 2014, compared to 4.20% in 2013.  The decrease of seven basis points was primarily due to a lower yield on interest-earning assets, mainly relating to new loans yielding lower rates and downward repricing on renewed loans offset by an increase in accretion and gains on payoffs of acquired loans. In addition to the decrease on lower yielding interest-earning assets, the cost of interest-bearing liabilities increased by four basis points in 2014, compared to 2013. The net interest spread decreased ten basis points over the same period for the same reasons.

The average yield on interest-earning assets decreased six basis points in 2014 compared to 2013 due to the reasons listed above. The loan portfolio as a percentage of average interest-earning assets, decreased to 76.5% in 2014, from 77.3% in 2013. The investment securities were 19.8% and 19.3% of average interest-earning assets in 2014 and 2013, respectively. Total average interest-earning assets increased $309.7 million, or 21.9%, in 2014 compared to 2013.

Market interest rates are, in part, based on the target federal funds interest rate (the interest rate banks charge each other for short-term borrowings) implemented by the FOMC. In December of 2008, the target federal funds rate reached

Page-35

a historic low with a range of 0% to 0.25% where it remained as of December 31, 2014. The accommodative monetary policy measures taken by the FRB in recent years, including three rounds of quantitative easing, has led to a prolonged low interest rate environment. As a result, we have experienced downward pricing pressure on our interest-earning assets that negatively impacted our net interest margin and yields on our earning assets, and we expect little relief from this downward pricing pressure in 2015.

Our net interest margin fluctuations due to acquired loans were as follows:

	Years ended December 31,
	2014		2013		2012
(dollars in thousands; unaudited)	Dollar Amount	Basis point impact to net interest margin	Dollar Amount	Basis point impact to net interest margin	Dollar Amount	Basis point impact to net interest margin
Accretion on PCI loans	$614	4 bps	$725	5 bps	$1,641	12 bps
Accretion on non-PCI loans	$3,292	19 bps	$1,163	8 bps	$789	6 bps
Gains on payoffs of PCI loans	$622	4 bps	$469	3 bps	$1,714	13 bps

2013 Compared with 2012:

The tax-equivalent net interest margin was 4.20% in 2013, compared to 4.74% in 2012.  The decrease of fifty-four basis points was primarily due to a lower yield on interest-earning assets, mainly relating to new loans yielding lower rates, a lower level of accretion on purchased loans, downward repricing on renewed loans and lower yields on investment securities. These decreases were partially offset by a shift in the mix of interest-earning assets from lower-yielding interest-bearing due from banks towards higher-yielding loans and securities, as well as the downward repricing of deposits and the payoff of the subordinated debenture on September 17, 2012. The net interest spread decreased fifty-three basis points over the same period for the same reasons.

The average yield on interest-earning assets decreased sixty-one basis points in 2013 compared to 2012 due to the reasons listed above. The loan portfolio as a percentage of average interest earning assets, increased to 77.3% in 2013, from 76.5% in 2012. The investment securities were 19.3% and 17.5% of average interest-earning assets in 2013 and 2012, respectively. Total average interest-earning assets increased $75.2 million, or 5.6%, in 2013 compared to 2012.

Page-36

Table 3        Analysis of Changes in Net Interest Income

The following table presents the effects of changes in average balances (volume) or changes in average rates on net interest income for the years indicated. Volume variances are equal to the increase or decrease in average balances multiplied by prior period rates. Rate variances are equal to the increase or decrease in rates multiplied by prior period average balances. Mix variances are attributable to the change in yields or rates multiplied by the change in average balances.

	2014 compared to 2013				2013 compared to 2012
(dollars in thousands; unaudited)	Volume	Yield/Rate	Mix	Total	Volume	Yield/Rate	Mix	Total
Assets
Interest-bearing due from banks	$40	$1	$—	$41	$(88)	$(10)	$4	$(94)
Investment securities [2]	1,682	44	11	$1,737	1,131	(1,126)	(186)	(181)
Loans [2]	11,351	(541)	(111)	$10,699	4,088	(8,353)	(569)	(4,834)
Total interest-earning assets	13,073	(496)	(100)	12,477	5,131	(9,489)	(751)	(5,109)
Liabilities
Interest-bearing transaction accounts	2	43	2	47	(55)	(69)	25	(99)
Savings accounts	9	2	—	11	14	(58)	(9)	(53)
Money market accounts	67	55	9	131	2	(271)	(1)	(270)
CDARS® & other time deposits	60	(61)	(4)	(5)	(188)	(50)	9	(229)
FHLB borrowings and overnight borrowings	(68)	78	(17)	(7)	60	(71)	(12)	(23)
Subordinated debentures	401	(1)	(13)	387	(134)	154	(137)	(117)
Total interest-bearing liabilities	471	116	(23)	564	(301)	(365)	(125)	(791)
Tax-equivalent net interest income	$12,602	$(612)	$(77)	$11,913	$5,432	$(9,124)	$(626)	$(4,318)

[1] Yields and interest income on tax-exempt securities and loans are presented on a taxable-equivalent basis using the Federal statutory rate of 35%.

Provision for Loan Losses

Management assesses the adequacy of the allowance for loan losses on a quarterly basis based on several factors including growth of the loan portfolio, analysis of probable losses in the portfolio, recent loss experience and the current economic climate.  Actual losses on loans are charged against the allowance, and the allowance is increased by loss recoveries and provisions for loan losses charged to expense.  For further discussion, see the section captioned “Critical Accounting Policies.”

Our provision for loan losses totaled $750 thousand in 2014, compared to $540 thousand in 2013 and $2.9 million in 2012. The increase compared to 2013 primarily relates to the increase in total loans. The decrease in 2013 compared to 2012 primarily related to a lower level of newly identified problem loans that had significant credit exposure. In addition, loans acquired from Bank of Alameda in 2013 had been marked down to their fair value without allowances established at the acquisition date. The allowance for loan losses of $15.1 million totaled 1.11% of loans at December 31, 2014, compared to 1.12% at December 31, 2013. Net recoveries in 2014 totaled $124 thousand compared to $24 thousand in the prior year. See the section captioned “Allowance for Loan Losses” below for further analysis of the provision for loan losses.

Page-37

Non-interest Income

The table below details the components of non-interest income.

Table 4 Components of Non-Interest Income
	Years ended			2014 compared to 2013		2013 compared to 2012
	December 31,			Amount	Percent	Amount	Percent
(dollars in thousands; unaudited)	2014	2013	2012	Increase (Decrease)	Increase (Decrease)	Increase (Decrease)	Increase (Decrease)
Service charges on deposit accounts	$2,167	$2,062	$2,130	$105	5.1%	$(68)	(3.2)%
Wealth Management and Trust Services	2,309	2,162	1,964	147	6.8%	198	10.1%
Debit card interchange fees	1,378	1,104	1,015	274	24.8%	89	8.8%
Merchant interchange fees	803	822	739	(19)	(2.3)%	83	11.2%
Earnings on Bank-owned life insurance	841	954	762	(113)	(11.8)%	192	25.2%
Gain (loss) on sale of securities	80	(1)	(34)	81	NM	33	NM
Other income	1,463	963	536	500	51.9%	427	79.7%
Total non-interest income	$9,041	$8,066	$7,112	$975	12.1%	$954	13.4%
NM - not meaningful

2014 Compared with 2013:

Service charges on deposit accounts increased in 2014 when compared to 2013 primarily due to increased volume related to the NorCal acquisition.

The increase in Wealth Management and Trust Services ("WMTS") income in 2014 compared to 2013 is due to the acquisition of new assets and market value appreciation of existing assets under management. Assets under management totaled approximately $352.2 million at December 31, 2014 and $335.9 million at December 31, 2013.

Debit card interchange fees increased in 2014 when compared to the prior year primarily due to an increase in the volume of debit card usage. Bank-owned life insurance (“BOLI”) income decreased in 2014 compared to 2013 due to a $228 thousand benefit realized on the death of an insured employee in the first quarter of 2013, partially offset by earnings from additional policies.

Other income increased when compared to the prior year primarily due to higher dividend income from the FHLB and higher commission income from mortgage brokerage activity. We discontinued the small mortgage brokerage acquired from Bank of Alameda effective June 30, 2014 and the financial impact is not expected to be material.

2013 Compared with 2012:

The increase in Wealth Management and Trust Services ("WMTS") income in 2013 compared to 2012 is due to the acquisition of new assets and the market value appreciation of existing assets under management. The increase is also due to significant non-recurring fees earned for estate and probate administration services performed in the first quarter of 2013. Assets under management totaled approximately $335.9 million at December 31, 2013 and $285.4 million at December 31, 2012.

Debit card interchange fees increased in 2013 when compared to the prior year primarily due to an increase in the volume of debit card usage. The increase in merchant interchange fees is primarily due to the addition of a new vendor. Bank-owned life insurance ("BOLI") income increased in 2013 compared to 2012 due to a $228 thousand benefit realized on the death of an insured employee in the first quarter of 2013.

Page-38

Other income increased when compared to the prior year primarily due to higher dividend income from the FHLB and higher credit card referral fees.

Non-interest Expense

The table below details the components of non-interest expense. Our efficiency ratio (the ratio of non-interest expense divided by the sum of non-interest income and net interest income) totaled 59.46%, 65.97% and 55.04% in 2014, 2013 and 2012, respectively.

Table 5 Components of Non-Interest Expense
	Years ended			2014 compared to 2013		2013 compared to 2012
	December 31,			Amount	Percent	Amount	Percent
(dollars in thousands; unaudited)	2014	2013	2012	Increase (Decrease)	Increase (Decrease)	Increase (Decrease)	Increase (Decrease)
Salaries and related benefits	$25,005	$21,974	$21,139	$3,031	13.8%	$835	4.0%
Occupancy and equipment	5,470	4,347	4,230	1,123	25.8%	117	2.8%
Depreciation and amortization	1,585	1,395	1,355	190	13.6%	40	3.0%
FDIC insurance	1,032	921	917	111	12.1%	4	0.4%
Data processing	3,665	5,334	2,514	(1,669)	(31.3)%	2,820	112.2%
Professional services	2,230	2,985	2,340	(755)	(25.3)%	645	27.6%
Provision for (reversal of) losses on off- balance sheet commitments	334	112	(52)	222	198.2%	164	(315.4)%
Other non-interest expense
Advertising	400	490	541	(90)	(18.4)%	(51)	(9.4)%
Impairment and amortization of core deposit intangible	771	69	—	702	NM	69	NM
Other expense	6,771	6,465	5,710	306	4.7%	755	13.2%
Total other non-interest expense	7,942	7,024	6,251	918	13.1%	773	12.4%
Total non-interest expense	$47,263	$44,092	$38,694	$3,171	7.2%	$5,398	14.0%
NM - not meaningful

2014 Compared with 2013:

The increase in salaries and benefit expenses was mainly due to higher salaries and commissions and associated payroll taxes, due to an increase in personnel from the NorCal acquisition and the addition of commercial lenders, as well as higher costs incurred in 2014 from the temporary NorCal acquisition integration staff. These expenses were partially offset by higher capitalized and deferred loan origination costs. The number of average FTE totaled 266 in 2014 and 242 in 2013.

The increase in occupancy and equipment primarily reflects higher rent and common area maintenance expenses and other occupancy expenses related to new facilities from the NorCal acquisition.

The decrease in data processing expenses in 2014 primarily reflects one-time acquisition-related expenses totaling $2.8 million in the fourth quarter of 2013, mainly relating to NorCal's core processing system contract termination and deconversion fees, partially offset by $746 thousand of NorCal deconversion expense recognized in the first quarter of 2014 and increased data processing transaction volumes due to the NorCal acquisition.

Professional service expenses in 2014 decreased when compared to 2013. This is primarily due to $660 thousand of 2013 professional and legal fees related to the NorCal acquisition and cost savings on various professional services in 2014.

FDIC insurance and other expenses include higher on-going expenses as a result of larger size and increased transaction volume. In addition, $771 thousand amortization of core deposit intangibles from the NorCal acquisition were recorded in other expense in 2014 compared to $69 thousand in 2013. The increase in the provision for off-

Page-39

balance sheet commitments was primarily due to a change in allowance for loan loss methodology applied to these commitments.

2013 Compared with 2012:

The increase in salaries and benefit expenses was mainly due to higher salaries and commission and associated payroll taxes, as well as annual merit increases and the addition to FTE staff. These expenses were partially offset by higher capitalized and deferred loan origination costs, as our standard loan origination costs were revised effective January 1, 2013 and applied to 2013 loan originations. The number of average FTE totaled 242 in 2013 and 233 in 2012.

The increase in data processing expenses in 2013 primarily reflects one-time acquisition-related expenses totaling $2.8 million in the fourth quarter, mainly relating to NorCal's core processing system contract termination and deconversion fees.

Professional service expenses in 2013 increased when compared to 2012. This is primarily due to $660 thousand of professional and legal fees related to the NorCal acquisition.

The decrease in advertising expenses in 2013 was primarily due to a higher volume of production-related expenses associated with customer testimonials and marketing campaigns that took place in 2012.

The increase in other expenses when compared to 2012 primarily reflects an increase in recruitment fees, merchant card expenses and a higher provision for losses on off-balance sheet commitments, as well as increases in education and training and directors expenses.

Page-40

Provision for Income Taxes

The provision for income taxes totaled $11.7 million at an effective tax rate of 37.2% in 2014, compared to $7.9 million at an effective tax rate of 35.7% in 2013 and $10.9 million at an effective tax rate of 37.9% in 2012. The increase in both the provision for income taxes and the effective tax rate from the prior year is primarily due to: 1) a higher amount of pre-tax income with the effect of diluting the tax benefits from tax-exempt earnings; 2) lower amounts of tax-exempt earnings on bank-owned life insurance; and 3) the expiration of the California Enterprise Zone tax benefits at January 1, 2014. These provisions reflect accruals for taxes at the applicable rates for federal income tax and California franchise tax based upon reported pre-tax income, and adjusted for the effects of all permanent differences between income for tax and financial reporting purposes (such as earnings on qualified municipal securities, BOLI and certain tax-exempt loans). Therefore, there are fluctuations in the effective rate from period to period based on the relationship of net permanent differences to income before tax.

Additionally, effective tax rates reflect the adoption of the amended FASB Accounting Standards Codification ("ASC") Topic 323-740 Investments—Equity Method and Joint Ventures—Income Taxes. Beginning 2014, we adopted this ASU to apply the proportional amortization methodology in accounting for low income tax credit investments. In accordance with ASC 323-740, the tax credit investment amortization expense is now presented as a component of provision for income taxes. Previously, the amortization expense was included as non-interest expense. This change resulted in lower non-interest expense, increased income tax expense and an increased effective tax rate, but did not alter the amount of income taxes actually paid by the Bank. For further discussion, see Note 1, Note 3 and Note 12 to Item 8. Financial Statements and Supplementary Data.

We file a consolidated return in the U.S. Federal tax jurisdiction and a combined return in the State of California tax jurisdiction. There were no ongoing federal income tax examinations at the issuance of this report. The State of California is currently examining 2011 and 2012 corporate income tax returns. At the time of issuance of this report, no adjustments have been proposed by the California Franchise Tax Board in connection with the examination. Although timing of the resolution or closure of the examination is uncertain, we do not anticipate a need to establish a reserve for uncertain tax positions in the next 12 months. At December 31, 2014 and 2013, neither the Bank nor Bancorp had accruals for interest and penalties related to unrecognized tax benefits.

FINANCIAL CONDITION

Investment Securities

We maintain an investment securities portfolio to provide liquidity and to generate earnings on funds that have not been loaned to customers. Management determines the maturities and types of securities to be purchased based on liquidity and the desire to attain a reasonable investment yield balanced with risk exposure. Table 6 shows the composition of the debt securities portfolio by expected maturity at December 31, 2014 and 2013. Expected maturities differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties. We estimate and update expected maturity dates regularly based on current and historical prepayment speeds. The weighted average maturity of the portfolio at December 31, 2014 was approximately four years.

Page-41

Table 6 Investment Securities

	December 31, 2014				December 31, 2013
(dollars in thousands; unaudited)				Weighted				Weighted
	Principal	Amortized	Fair	Average	Principal	Amortized	Fair	Average
Type and Maturity Grouping	Amount	Cost[1]	Value	Yield[2]	Amount	Cost[1]	Value	Yield[2]
Held-to-maturity
State and municipal
Due within 1 year	$18,440	$18,536	$18,636	2.37%	$13,475	$13,588	$13,655	2.50%
Due after 1 but within 5 years	34,705	36,287	37,377	3.80	48,285	50,228	51,116	3.22
Due after 5 but within 10 years	8,395	8,602	9,108	6.18	15,615	16,565	16,658	4.95
Due after 10 years	—	—	—	—	—	—	—	—
Total	61,540	63,425	65,121	3.70	77,375	80,381	81,429	3.45
Corporate bonds
Due within 1 year	24,975	25,060	25,120	1.55	1,435	1,435	1,430	0.50
Due after 1 but within 5 years	15,011	15,197	15,328	1.89	39,986	40,679	40,999	1.68
Total	39,986	40,257	40,448	1.68	41,421	42,114	42,429	1.64
MBS/CMOs issued by U.S. government agencies
Due after 1 but within 5 years	5,798	6,222	6,323	4.32	—	—	—	—
Due after 5 but within 10 years	6,565	6,533	6,751	2.26	—	—	—	—
Total	12,363	12,755	13,074	3.23	—	—	—	—
Total held-to-maturity	113,889	116,437	118,643	2.94	118,796	122,495	123,858	2.81
Available-for-sale
MBS/CMOs issued by U.S. government agencies
Due within 1 year	—	—	—	—	544	546	549	2.88
Due after 1 but within 5 years	104,525	105,761	107,190	2.31	144,029	146,480	146,517	2.44
Due after 5 but within 10 years	47,130	48,227	48,402	2.25	43,264	44,264	43,538	2.47
Due after 10 years	2,542	2,557	2,527	2.13	—	—	—	—
Total	154,197	156,545	158,119	2.29	187,837	191,290	190,604	2.45
State and municipal
Due within 1 year	2,355	2,378	2,387	2.01	2,980	3,001	3,000	1.82
Due after 1 but within 5 years	10,860	11,264	11,323	2.40	11,300	11,626	11,505	2.34
Due after 5 but within 10 years	750	725	736	3.18	1,365	1,321	1,266	2.90
Due after 10 years	1,395	1,366	1,434	5.08	—	—	—	—
Total	15,360	15,733	15,880	2.62	15,645	15,948	15,771	2.29
Debentures of government sponsored agencies
Due within 1 year	—	—	—	—	2,000	2,019	2,019	0.17
Due after 1 but within 5 years	14,500	14,694	14,557	1.66	9,500	9,826	9,889	1.57
Due after 5 but within 10 years	—	—	—	—	10,000	10,000	9,404	1.49
Total	14,500	14,694	14,557	1.66	21,500	21,845	21,312	1.40
Privately issued CMOs
Due within 1 year	7,077	6,818	6,988	3.58	—	—	—	—
Due after 1 but within 5 years	—	—	—	—	7,966	7,599	7,835	3.45
Due after 5 but within 10 years	—	—	—	—	3,218	3,050	3,039	2.20
Due after 10 years	319	319	306	2.38	—	—	—	—
Total	7,396	7,137	7,294	3.53	11,184	10,649	10,874	3.09
Corporate bonds
Due within 1 year	3,000	3,000	2,999	0.91	500	502	502	0.56
Due after 1 but within 5 years	—	—	—	—	3,000	2,999	2,993	0.92
Due after 5 but within 10 years	2,000	1,936	1,999	1.97	2,000	1,925	1,942	2.38
Total	5,000	4,936	4,998	1.33	5,500	5,426	5,437	1.42
Total available-for-sale	196,453	199,045	200,848	2.29	241,666	245,158	243,998	2.35
Total	$310,342	$315,482	$319,491	2.53%	$360,462	$367,653	$367,856	2.50%

[1] Book value reflects cost, adjusted for accumulated amortization and accretion.
[2] Yields on tax-exempt securities are presented on a tax-equivalent basis and weighted average calculation is based on amortized cost of securities.

Page-42

The amortized cost of our investment securities portfolio decreased $52.2 million or 14.2% during 2014, providing liquidity to fund loan growth. $63.2 million of paydowns and maturities and $4.5 million of sales, were partially offset by $18.2 million securities purchased in 2014. The MBS issued or sponsored by the U.S. government agencies, state and municipal securities and corporate bonds, made up 58.4%, 25.0% and 14.3% of the portfolio at December 31, 2014 and 52.0%, 26.2% and 13.0% at December 31, 2013. See the discussion in the section captioned “Securities May Lose Value due to Credit Quality of the Issuers” in Item 1A Risk Factors above.

At December 31, 2014, we invested $88.9 million in residential mortgage, and $15.3 million in commercial mortgage pass-through securities, $63.9 million in CMOs issued by FNMA, FHLMC, or Government National Mortgage Association ("GNMA"), and $7.3 million in privately issued CMOs. We generally invest in mortgage-backed securities with underlying borrowers having strong credit scores and/or collateral compositions reflecting low loan-to-value ratios. Any investment securities in our portfolio that may be backed by sub-prime or Alt-A mortgages, which account for approximately 1.0% of our total securities portfolio, relate to privately issued CMOs. See Note 3 to the Consolidated Financial Statements in Item 8 and Item 1A. Risk Factors, for more information on investment securities.

At December 31, 2014, distribution of our investment in obligations of state and political subdivisions was as follows:

	December 31, 2014				December 31, 2013
			% of state and	[1]			% of state and	[1]
(in thousands; unaudited)	Amortized Cost	Fair Value	municipal securities		Amortized Cost	Fair Value	municipal securities
Within California:
General obligation bonds	$18,556	$18,734	23.7%		$16,682	$16,720	17.6%
Revenue bonds	21,344	21,684	26.9%		26,804	26,810	27.6%
Tax allocation bonds	6,280	6,446	7.6%		9,114	8,902	9.1%
Total in California	46,180	46,864	58.2%		52,600	52,432	54.3%

Outside California:
General obligation bonds	22,549	23,680	28.8%		30,490	31,819	32.1%
Revenue bonds	10,429	10,457	13.0%		13,239	12,949	13.6%
Total Outside California	32,978	34,137	41.8%		43,729	44,768	45.7%

Total obligations of state and political subdivisions	$79,158	$81,001	100.0%		$96,329	$97,200	100.0%
[1] Based on par values.

The portion of the portfolio outside the state of California is distributed among 15 states. The largest concentrations are in Ohio (5.8%), Wisconsin (4.0%) , New York and Arizona (3.9%). Revenue bonds, both within and outside California, primarily consisted of bonds relating to essential services (such as roads and utilities) and school district bonds.

Investments in states, municipalities and political subdivisions are subject to an initial pre-purchase credit assessment and ongoing monitoring. Key considerations include:

•	The soundness of a municipality’s budgetary position and stability of its tax revenues

•	Debt profile and level of unfunded liabilities, diversity of revenue sources, taxing authority of the issuer

•	Local demographics/economics including unemployment data, largest local employers, income indices and home values

•
For revenue bonds, the source and strength of revenue for municipal authorities including obligor’s financial condition and reserve levels, annual debt service and debt coverage ratio, and credit enhancement (such as insurer’s strength)

•	Credit ratings by major credit rating agencies

Page-43

There are two California tax allocation bonds totaling $2.1 million in amortized cost and $2.2 million in fair value for which Moody’s credit ratings diverge from the internal assessment. In June 2012, Moody’s Investor Service downgraded to Ba1 all uninsured California redevelopment agency tax allocation bonds (“RDA”s) that were rated Baa3 or higher. The downgrade to Ba1 was prompted by the increased risk of default resulting from the state's dissolution of all redevelopment agencies. The downgrade was based on the potential risk that new laws governing "successor" agencies (Assembly bills 26 and 1484) might further reduce credit quality, and uncertainty as to whether there was sufficient information available to assess the credit quality of tax allocation bonds. In 2013, certain ratings of RDAs were withdrawn by Moody’s. Internal research shows the dispute between the California State Department of Finance and certain successor agencies regarding funds on hand required for payment of debt service, has been successfully resolved in the successor agencies’ favor by the State Superior Court. In addition, the California State Department of Finance is in the process of approving refinancing requests from the successor agencies. Debt coverage ratios and assessed property value trends indicate that Moody’s rating downgrade/withdrawal is not necessarily reflective of the issuers’ credit profiles.

As a member bank of Visa U.S.A., we hold 16,939 shares of Visa Inc. Class B common stock at a zero cost basis. These shares are restricted from resale until their conversion into Class A (voting) shares upon the termination of Visa Inc.'s covered litigation escrow account pending the final resolution of the Visa Inc. covered litigation as discussed in Note 13 to the Consolidated Financial Statements herein. The fair value of the Class B common stock we own was $1.8 million as of December 31, 2014 based on the Class A as-converted rate of 0.4121.

Loans

Table 7 Loans Outstanding by Type at December 31

(dollars in thousands; unaudited)	2014	2013	2012	2011	2010
Commercial loans	$210,223	$183,291	$176,431	$175,790	$153,836
Real estate
Commercial owner-occupied	230,605	241,113	196,406	174,705	142,590
Commercial investor	673,499	625,019	509,006	446,425	383,553
Construction	48,413	31,577	30,665	51,957	77,619
Home equity	110,788	98,469	93,237	98,043	86,932
Other residential [1]	73,035	72,634	49,432	61,502	69,991
Installment and other consumer loans	16,788	17,219	18,775	22,732	26,879
Total loans	1,363,351	1,269,322	1,073,952	1,031,154	941,400
Allowance for loan losses	(15,099)	(14,224)	(13,661)	(14,639)	(12,392)
Total net loans	$1,348,252	$1,255,098	$1,060,291	$1,016,515	$929,008

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

Commercial loans increased $26.9 million in 2014 and $6.9 million in 2013. The increase in 2014 was due to origination of loans to new and existing customers. In 2013, there were $18.1 million of commercial loans purchased in the Acquisition, partially offset by the resolution or reduction of several large problem loans as well as paydowns.

Commercial real estate loans increased $38.0 million in 2014 and $160.7 million in 2013. Of the commercial real estate loans at December 31, 2014, 74% were non-owner occupied and 26% were owner occupied. The increase in 2014 was due to originating loans to new and existing customers. $106.3 million of the 2013 commercial real estate loans represented loans purchased in the Acquisition. Our commercial real estate loan portfolio is weighted towards term loans for which the primary source of repayment is cash flow from net operating income of the real estate property. Originated loans are subject to our conservative credit underwriting standards and both the acquired and originated loans are actively managed. The following table summarizes our commercial real estate loan portfolio by the geographic location in which the property is located as of December 31, 2014 and 2013:

Page-44

Table 8 Commercial Real Estate Loans Outstanding by Geographic Location

	December 31, 2014		December 31, 2013
(dollars in thousands; unaudited)	Amount	% of Commercial real estate loans	Amount	% of Commercial real estate loans
Marin	$295,423	32.7%	$304,143	35.1%
Alameda	143,194	15.9	117,557	13.6
Sonoma	139,627	15.4	138,198	16.0
San Francisco	110,345	12.2	98,482	11.4
Napa	66,757	7.4	64,095	7.4
Contra Costa	24,281	2.7	19,140	2.2
Sacramento	21,003	2.3	22,181	2.6
Other	103,474	11.4	102,336	11.7
Total	$904,104	100.0%	$866,132	100.0%
Construction loans increased $16.8 million in 2014 and $912 thousand in 2013. The improving economy resulted in a number of new financing opportunities for existing customers who have successfully completed construction projects in the past. Table 9 below shows an analysis of construction loans by type and location.

Table 9 Construction Loans Outstanding by Type and Geographic Location

(dollars in thousands; unaudited)	December 31, 2014		December 31, 2013
Construction loans by type	Amount	% of Construction Loans	Amount	% of Construction Loans
1-4 Single family residential	$19,991	41.2%	$13,148	41.7%
Apartments and multifamily	7,970	16.5	1,555	4.9
Commercial real estate	12,033	24.9	5,004	15.8
Land - improved	6,589	13.6	10,355	32.8
Land - unimproved	1,830	3.8	1,515	4.8
Total	$48,413	100.0%	$31,577	100.0%

(dollars in thousands; unaudited)	December 31, 2014		December 31, 2013
Construction loans by geographic location	Amount	% of Construction Loans	Amount	% of Construction Loans
San Francisco	$21,769	45.0%	$13,803	43.7%
Marin	13,649	28.2	6,502	20.6
Sonoma	3,811	7.9	3,754	11.9
Riverside	3,355	6.9	3,528	11.2
Napa	2,100	4.3	92	0.3
Alameda	740	1.5	2,404	7.6
Other	2,989	6.2	1,494	4.7
Total	$48,413	100.0%	$31,577	100.0%

Home equity lines of credit increased $12.3 million to $110.8 million as retail banking refocused on increasing the consumer loan portfolio in 2014. Other residential real estate loans increased $401 thousand to $73.0 million in 2014.

Approximately 87% and 86% of our outstanding loans were secured by real estate at December 31, 2014 and 2013, respectively. Also see Item 1A, Risk Factors, regarding our loan concentration risk.

Page-45

At December 31, 2014, approximately 1% of our commercial real estate loans and 3% of our residential real estate loans contained an interest-only feature as part of the loan terms. All interest only loans were current with their payments as of December 31, 2014, and except for three loans totaling $3.0 million, or 17%, were considered to have low credit risk (graded "Pass"). As of December 31, 2014, approximately $31.3 million of our loans had interest reserves, all of which were construction loans. When we determine a loan is impaired before the interest reserve has been depleted, the interest funded by the interest reserve is applied against loan principal. As of December 31, 2014, no construction loans having interest reserve balances were determined to be impaired.

The following table presents the maturity distribution of our commercial and construction loans as of December 31, 2014 based on their contractual maturity dates.

Table 10A Commercial and Construction Loan Maturity Distribution

	Due within	Due after 1 but	Due after
(in thousands; unaudited)	1 year	within 5 years	5 years	Total
Maturity distribution:
Commercial	$92,647	$60,588	$56,988	$210,223
Construction	29,778	8,164	10,471	48,413
Total	$122,425	$68,752	$67,459	$258,636

Table 10B shows that the mix of variable-rate loans to fixed-rate loans for commercial and construction loans. The large majority of the variable-rate loans are tied to independent indices (such as the Wall Street Journal prime rate or a Treasury Constant Maturity Rate). Variable-rate loans at their established interest rate floors or ceilings are included as fixed-rate loans in the following table. Most loans with an original term of more than five years have provisions for the fixed rates to reset, or convert to a variable rate, after one, three or five years.

Table 10B Commercial and Construction Loan Interest Rate Sensitivity

(in thousands; unaudited)	Fixed	Variable	Total
Commercial	$185,494	$24,729	$210,223
Construction	46,260	2,153	48,413
Total	$231,754	$26,882	$258,636

Allowance for Loan Losses

Credit risk is inherent in the business of lending. As a result, we maintain an allowance for loan losses to absorb possible losses in our loan portfolio through a provision for loan losses charged against earnings. All specifically identifiable and quantifiable losses are charged off against the allowance. The balance of our allowance for loan losses is Management's best estimate of the remaining probable losses in the portfolio. The ultimate adequacy of the allowance is dependent upon a variety of factors beyond our control, including the real estate market, changes in interest rates and economic and political environments. Based on the current conditions of the loan portfolio, Management believes that the $15.1 million allowance for loan losses at December 31, 2014 is adequate to absorb losses in our loan portfolio. No assurance can be given, however, that adverse economic conditions or other circumstances will not result in increased losses in the portfolio.

The Components of the Allowance for Loan Losses

As stated previously in “Critical Accounting Policies,” and Note 1 to the Consolidated Financial Statements in this report, the overall allowance consists of 1) specific allowances for individually identified impaired loans ("ASC 310-10") and 2) general allowances for pools of loans ("ASC 450-20"), which incorporate changing qualitative and environmental factors (e.g., portfolio growth and trends, credit concentrations, economic and regulatory factors, etc.).

The first component, specific allowances, results from the analysis of identified problem credits and the evaluation of sources of repayment including collateral, as applicable. Through Management's ongoing loan grading and credit

Page-46

monitoring process, individual loans are identified that have conditions indicating the borrower may be unable to pay all amounts due in accordance with the contractual terms. These loans are evaluated for impairment individually by Management. Management considers an originated loan to be impaired when it is probable we will be unable to collect all amounts due according to the contractual terms of the loan agreement. For PCI loans, specific allowances are established to account for credit deterioration subsequent to acquisition if we have probable decreases in cash flows expected to be collected. For loans determined to be impaired, the extent of the impairment is measured 1) based on the present value of expected future cash flows discounted at the loan's effective interest rate at origination for originated loans (or discounted at the effective yield for PCI loans), 2) based on the loan's observable market price; or 3) based on the fair value of the collateral if the loan is collateral dependent or if foreclosure is imminent. Generally with problem credits that are collateral dependent, we obtain appraisals of the collateral at least annually. We may obtain appraisals more frequently if we believe the collateral value is subject to market volatility, if a specific event has occurred to the collateral, or if we believe foreclosure is imminent. Impaired loan balances decreased from $25.7 million at December 31, 2013 to $25.2 million at December 31, 2014. The decrease primarily relates to the payoff and paydown of several problem loans. As a result, the specific allowance also decreased from $2.0 million at December 31, 2013 to $1.1 million at December 31, 2014.

The second component is an estimate of the probable inherent losses in each loan pool with similar characteristics. Loans are evaluated on a pool basis by loan segment which is further delineated by Federal regulatory reporting codes ("CALL codes"). Each segment is assigned an expected loss factor which is derived from a rolling twenty-quarter look-back at our historical losses for that particular segment, as well as other qualitative factors. This analysis encompasses the entire loan portfolio and excludes acquired loans where the purchase discount has not been fully accreted. At December 31, 2014 and 2013, the allowance allocated for the second component by categories of credits totaled $14.0 million and $12.2 million, respectively. As discussed in Note 1 and Note 4 to the consolidated financial statements, starting on September 30, 2013, Management refined the methodology for estimating general allowances in order to provide a more comprehensive evaluation of the potential credit risk inherent in our loan portfolio. Based on objective factors of historical charge-off experience, the allocated allowance amounted to $2.8 million and $3.1 million at December 31, 2014 and 2013, respectively. In addition, $4.4 million and $4.0 million of allowance at December 31, 2014 and 2013, respectively, was allocated based on other objective qualitative factors such as: changes in the volume and nature of the loan portfolio, changes in credit quality metrics (past due loans, nonaccrual loans, net charge-offs, adversely- graded loans), and the existence of credit concentrations. The increase in 2014 was largely due to higher growth in commercial real estate-investor loans. The remaining amounts were allocated based on subjective factors including changes in the overall economic environment, legal and regulatory conditions, lending management and other relevant staff, uncertainties related to acquisitions, as well as the quality of our loan review process.

Table 11 shows the allocation of the allowance by loan type as well as the percentage of total loans in each of the same loan types.

Table 11 Allocation of Allowance for Loan Losses

	December 31, 2014		December 31, 2013		December 31, 2012		December 31, 2011		December 31, 2010
		Loans as		Loans as		Loans as		Loans as		Loans as
	Allowance	percent	Allowance	percent	Allowance	percent	Allowance	percent	Allowance	percent
	balance	of total	balance	of total	balance	of total	balance	of total	balance	of total
(dollars in thousands; unaudited)	allocation	loans	allocation	loans	allocation	loans	allocation	loans	allocation	loans
Commercial loans	$2,837	15.4%	$3,056	14.4%	$4,100	16.4%	$4,334	17.1%	$3,114	16.3%
Real Estate
Commercial, owner-occupied	1,924	16.9	2,012	19.0	1,313	18.3	1,305	16.9	1,037	15.2
Commercial, investor	6,672	49.4	6,196	49.2	4,372	47.4	3,710	43.3	4,134	40.7
Construction	839	3.6	633	2.5	611	2.9	1,505	5.0	1,694	8.3
Home Equity	859	8.1	875	7.8	1,264	8.7	1,444	9.5	643	9.2
Other residential	433	5.4	317	5.7	551	4.6	940	6.0	738	7.4
Installment and other consumer	566	1.2	629	1.4	1,231	1.7	1,182	2.2	835	2.9
Unallocated allowance	969	N/A	506	N/A	219	N/A	219	N/A	197	N/A
Total allowance for loan losses	$15,099		$14,224		$13,661		$14,639		$12,392
Total percent		100.0%		100.0%		100.0%		100.0%		100.0%

Page-47

Table 12 shows the activity in the allowance for loan losses for each of the years in the five-year period ended December 31, 2014. Net recoveries totaled $125 thousand in 2014, compared to $23 thousand in 2013. Charge-offs in 2012 primarily reflected $2.2 million of charge-offs related to one commercial real estate borrowing relationship based on an updated appraisal of the collateral. The percentage of net (recoveries)/charge-offs to average loans was (0.01%) in 2014, compared to 0.00% in 2013 and 0.38% in 2012, reflecting the factors discussed above.

Table 12 Allowance for Loan Losses at December 31

(dollars in thousands; unaudited)	2014	2013	2012	2011	2010
Beginning balance	$14,224	$13,661	$14,639	$12,392	$10,618
Provision for loan losses	750	540	2,900	7,050	5,350
Loans charged off
Commercial	(66)	(672)	(892)	(3,306)	(643)
Real Estate
Commercial	—	(156)	(2,595)	(113)	(47)
Construction	(204)	(62)	(373)	(473)	(2,628)
Home equity	—	(176)	(382)	(554)	(150)
Other residential	—	—	(196)	—	—
Installment and other consumer	(7)	(88)	(122)	(456)	(318)
Total	(277)	(1,154)	(4,560)	(4,902)	(3,786)
Loan loss recoveries
Commercial	168	1,021	541	57	95
Real Estate
Commercial	50	124	5	4	—
Construction	96	1	122	9	95
Home equity	3	10	12	13	—
Other residential	—	—	—	—	—
Installment and other consumer	85	21	2	16	20
Total	402	1,177	682	99	210
Net loans recovered (charged-off)	125	23	(3,878)	(4,803)	(3,576)
Ending balance	$15,099	$14,224	$13,661	$14,639	$12,392

Total loans outstanding at end of year, before deducting allowance for loan losses	$1,363,351	$1,269,322	$1,073,952	$1,031,154	$941,400

Average total loans outstanding during year	$1,317,794	$1,092,885	$1,023,165	$984,211	$929,755

Ratio of allowance for loan losses to total loans at end of year	1.11%	1.12%	1.27%	1.42%	1.32%

Net (recoveries)/charge-offs to average loans	(0.01)%	—%	0.38%	0.49%	0.38%

Ratio of allowance for loan losses to net (recoveries) charge-offs	(12,079.2)%	(61,843.5)%	352.3%	304.8%	346.5%

Non-performing assets for each of the past five years are presented below. The decrease in nonaccrual loans from 2013 to 2014 primarily relates to the successful resolution of several problem loans that led to pay offs, pay downs or resumption of payments on these loans. The decrease in nonaccrual loans from 2012 to 2013 primarily reflects one commercial real estate loan that paid off in 2013 and pay downs on various commercial real estate and commercial loans, partially offset by one delinquent land development loan that went on to nonaccrual status in 2013. The increase in nonaccrual loans from 2011 to 2012 primarily reflects: 1) one borrowing relationship where the collateral was in the process of gradual liquidation and 2) a commercial real estate loan that was written down to the appraised value of the collateral in 2012. The increase in impaired loans from 2011 to 2012 was also due to new troubled debt restructurings in 2012. The ratio of allowance for loan losses to nonaccrual loans increased from 121.8% at December 31, 2013 to 161.5% at December 31, 2014.

Page-48

Table 13     Non-performing Assets at December 31

(dollars in thousands; unaudited)	2014	2013	2012	2011	2010
Nonaccrual loans:
Commercial	$—	$1,187	$4,893	$2,955	$2,486
Real Estate
Commercial, owner-occupied	1,403	1,403	1,403	2,033	632
Commercial, investor	2,429	2,807	6,843	741	—
Construction	5,134	5,218	2,239	3,014	9,297
Home equity	280	234	545	766	—
Other residential	—	660	1,196	1,942	148
Installment and other consumer	104	169	533	519	362
Total nonaccrual loans	9,350	11,678	17,652	11,970	12,925
Other real estate owned	461	461	—	—	—
Repossessed personal properties	—	—	35	25	135
Total non-performing assets	$9,811	$12,139	$17,687	$11,995	$13,060

Accruing restructured loans:
Commercial	$3,584	$4,514	$4,577	$2,741	$—
Real Estate
Commercial, owner-occupied	7,056	534	—	—	—
Commercial, investor	524	2,930	—	—	—
Construction	550	1,516	1,929	290	—
Home Equity	414	272	648	279	259
Other residential	2,045	1,403	2,116	1,464	—
Installment and other consumer	1,689	1,693	1,515	1,552	925
Total accruing restructured loans	15,862	12,862	10,785	6,326	1,184

Accreting impaired PCI loans:
Commercial real estate [1]	—	1,155	1,866	1,710	—
Commercial [1]	—	—	—	139	—
Construction[1]	11	—	—	—	—
Total accreting impaired PCI loans	11	1,155	1,866	1,849	—

Total impaired loans	$25,223	$25,695	$30,303	$20,145	$14,109

Allowance for loan losses to nonaccrual loans at period end	161.5%	121.8%	77.4%	122.3%	95.9%

Nonaccrual loans to total loans	0.69%	0.92%	1.64%	1.16%	1.37%

1 The expected cash flows on these PCI loans declined post-Acquisition, yet continue to accrete interest based on the revised expected cash flows.

Troubled debt restructured loans, whose contractual terms have been restructured in a manner which grants a concession to a borrower experiencing financial difficulties, totaled $22.7 million and $20.6 million as of December 31, 2014 and 2013, respectively. For more information, refer to Note 4 under “Troubled Debt Restructuring”.

Page-49

Other Assets

BOLI totaled $28.6 million at December 31, 2014, compared to $27.8 million at December 31, 2013, and is recorded in other assets. Other assets also included net deferred tax assets of $12.6 million and $13.9 million at December 31, 2014 and 2013, respectively. These deferred tax assets consist primarily of tax benefits expected to be realized in future periods related to net operating loss carryforwards, temporary differences of allowance for loan losses, fair value adjustments on acquired loans, deferred compensation, and accrued but unpaid expenses. The decrease in deferred tax assets in 2014 primarily relates to the utilization of net operating loss carryforwards from the NorCal acquisition and reduction in deferred assets associated with accretion on purchase discounts on acquired loans. Management believes these deferred tax assets to be realizable due to our consistent record of earnings and the expectation that earnings will continue at a level adequate to realize such benefits. Therefore, no valuation allowance has been established as of December 31, 2014 or 2013.

In addition, we held $8.2 million and $7.8 million of FHLB stock recorded at cost in other assets at December 31, 2014 and 2013, respectively. The FHLB paid $563.0 thousand and $258.5 thousand in cash dividends in 2014 and 2013, respectively. On February 19, 2015, FHLB declared a cash dividend for the fourth quarter of 2014 at an annualized dividend rate of 7.11%. Other assets as of December 31, 2014 also included goodwill of $6.4 million and a core deposit intangible asset, net of amortization, totaling $3.7 million from the NorCal acquisition.

Deposits

Deposits, which are used to fund our interest earning assets, decreased $35.5 million, or 2.2%, in 2014. The decrease in deposits in 2014 compared to 2013 is primarily due to the normal cyclical activity of several large business depositors. Non-interest bearing deposits totaled $670.9 million at December 31, 2014, an increase of $22.7 million when compared to December 31, 2013. Non-interest bearing deposits totaled 43.2% of total deposits as of December 31, 2014, compared to 40.8% at December 31, 2013. No individual customer accounted for more than 5% of deposits.

Table 14 shows the relative composition of our average deposits for the years 2014, 2013 and 2012.

Table 14 Distribution of Average Deposits

			Years ended December 31,
	2014		2013		2012
(dollars in thousands; unaudited)	Amount	Percent	Amount	Percent	Amount	Percent
Non-interest bearing	$717,738	44.7%	$518,986	39.9%	$406,861	32.4%
Interest bearing transaction	101,133	6.3	97,336	7.5	152,778	12.1
Savings	125,169	7.8	100,185	7.7	86,670	6.9
Money market	507,055	31.6	437,441	33.7	436,281	34.7
CDARS®	—	—	5,416	0.4	30,016	2.4
Other Time deposits
Less than $100,000	43,982	2.9	38,089	2.9	50,533	4.0
$100,000 or more	111,247	6.7	102,245	7.9	93,573	7.5
Total other time deposits	155,229	9.6	140,334	10.8	144,106	11.5
Total Average Deposits	$1,606,324	100.0%	$1,299,698	100.0%	$1,256,712	100.0%

Page-50

Table 15 below shows the maturity groupings for time deposits of $100,000 or more at December 31, 2014, 2013 and 2012.

Table 15 Maturities of Time Deposits of $100,000 or more at December 31

	December 31,
(in thousands; unaudited)	2014	2013	2012
Three months or less	$19,634	$22,485	$33,783
Over three months through six months	16,668	19,022	17,557
Over six months through twelve months	20,207	22,578	20,708
Over twelve months	49,076	47,584	42,636
Total	$105,585	$111,669	$114,684

Borrowings

As of December 31, 2014, we had $450.6 million in secured lines of credit with FHLB, $27.7 million with Federal Reserve Bank of San Francisco (“FRBSF”) and $72.0 million in unsecured lines with correspondent banks to cover any short or long-term borrowing needs. As of December 31, 2014, we had one FHLB fixed-rate advance outstanding totaling $15 million and a standby letter of credit totaling $241 thousand, leaving $435.3 million available borrowing capacity with FHLB. The FRBSF and correspondent bank lines were not utilized at December 31, 2014. For additional information, see Note 8 to the Consolidated Financial Statements in Item 8 of this Form 10-K.

As part of the NorCal acquisition, we assumed two subordinated debentures due to the NorCal Community Bancorp grantor trusts at fair values totaling $5.0 million at acquisition date and contractual values totaling $8.2 million. The subordinated debentures have been accreted up to $5.2 million as of December 31, 2014. For additional information on our subordinated debentures, see Note 8 to the Consolidated Financial Statements in Item 8 of this Form 10-K.

Deferred Compensation Obligations

We maintain a non-qualified, unfunded deferred compensation plan for certain key management personnel. Under this plan, participating employees may defer compensation, which will entitle them to receive certain payments for up to fifteen years commencing upon retirement, death, disability or termination of employment. The participating employee may elect to receive payments over periods not to exceed fifteen years. At December 31, 2014 and 2013, our aggregate payment obligations under this plan totaled $2.9 million and $2.8 million, respectively.

We established a Salary Continuation Plan on January 1, 2011. The plan was to provide a percentage of salary continuation benefits to a select group of Executive Management upon retirement at age sixty-five and reduced benefits upon early retirement.  At December 31, 2014 and 2013, our liability under the Salary Continuation Plan was $645 thousand and $493 thousand, respectively, and is recorded in interest payable and other liabilities. This Plan is unfunded and non-qualified for tax purposes and for purposes of Title I of the Employee Retirement Income Security Act of 1974.

For additional information, see Note 11 to the Consolidated Financial Statements in Item 8 of this Form 10-K.

Page-51

Off-Balance Sheet Arrangements and Commitments

We make commitments to extend credit in the normal course of business to meet the financing needs of our customers. For additional information, see Note 17 to the Consolidated Financial Statements in Item 8 of this Form 10-K.

The following is a summary of our contractual commitments as of December 31, 2014.

Table 16 Contractual Commitments at December 31, 2014

	Payments due by period
(in thousands; unaudited)	<1 year	1-3 years	4-5 years	>5 years	Total
Operating leases	$3,735	$7,569	$7,363	$6,786	$25,453
Federal Home Loan Bank borrowings	---	---	15,000	—	15,000
Subordinated debentures	—	—	—	8,248	8,248
Total	$3,735	$7,569	$22,363	$15,034	$48,701

The contractual amount of loan commitments not reflected on the consolidated statement of condition was $349.3 million and $336.9 million at December 31, 2014 and 2013, respectively.

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

Capital Adequacy

As discussed in Note 16 to the Consolidated Financial Statements, the Bank's capital ratios are above regulatory guidelines to be considered "well capitalized" and Bancorp's ratios exceed the required minimum ratios for capital adequacy purposes. The Bank's total risk-based capital ratio increased from 12.6% at December 31, 2013 to 13.7% at December 31, 2014, primarily due to the accumulation of net income of the Bank in 2014 of $20.5 million, partially offset by growth in total risk-weighted assets, driven mainly by an increase in the loan portfolio. Bancorp's total risk-based capital ratio increased from 13.2% at December 31, 2013 to 13.9% at December 31, 2014, primarily due to the accumulation of net income of $19.8 million in 2014 (net of $4.7 million in dividends paid to stockholders), partially offset by an increase in risk-weighted assets, discussed above.

We expect to maintain strong capital levels. Our potential sources of capital include future earnings and shares issued upon the exercise of stock options. In addition, the warrant to purchase 156,945 shares of our common stock remains outstanding. The warrant, if exercised, would provide us $4.2 million additional Tier one capital.

Liquidity

The goal of liquidity management is to provide adequate funds to meet loan demand and fund operating activities and deposit withdrawals. We accomplish this goal by maintaining an appropriate level of liquid assets and formal lines of credit with the FHLB, FRBSF and correspondent banks that enable us to borrow funds as needed. Our ALCO, which is comprised of certain directors of the Bank, is responsible for approving and monitoring our liquidity targets and strategies. ALCO has approved a contingency funding plan that addresses decreases in liquidity below internal requirements.

We obtain funds from the repayment and maturity of loans as well as deposit inflows, investment security maturities and paydowns, federal funds purchases, FHLB advances, and other borrowings.  Our primary uses of funds are the

Page-52

origination of loans, the purchase of investment securities, withdrawals of deposits, maturity of certificate of deposits, repayment of borrowings and dividends to common stockholders.

Management monitors our liquidity position daily. Our liquid assets totaled $198.6 million at December 31, 2014 which includes unencumbered available-for-sale securities and cash. We attract and retain new deposits, which depends upon the variety and effectiveness of our customer account products, service and convenience, and rates paid to customers, as well as our financial strength. Any long-term decline in retail deposit funding would adversely impact our liquidity. Management regularly adjusts our investments in liquid assets based upon our assessment of expected loan demand, expected deposit flows, yields available on interest-earning securities and the objectives of our asset/liability management program. In addition, we have secured borrowing capacity through the FHLB and FRBSF that can be drawn upon. Management anticipates our current strong liquidity position and core deposit base will provide adequate liquidity to fund our operations.

As presented in the accompanying consolidated statements of cash flows, the sources of liquidity vary between periods. Our cash and cash equivalents at December 31, 2014 totaled $41.4 million, a decrease of $62.4 million from December 31, 2013. The primary sources of funds during 2014 included $67.7 million in paydowns, maturities and sales of investment securities and $18.9 million in net cash provided by operating activities. The primary uses of funds were $18.2 million in investment securities purchases, $88.9 million of loan originations, net of principal collections, and a decline in deposits amounting to $35.5 million which was primarily due to fluctuations in customer balances in the normal course of business.

In addition to cash and cash equivalents, we have substantial additional borrowing capacity including unsecured lines of credit totaling $72.0 million with correspondent banks.  Further, we have pledged a certain residential loan portfolio to secure our borrowing capacity with the FRBSF, which totaled $27.7 million at December 31, 2014.  As of December 31, 2014, there is no debt outstanding to correspondent banks or the FRBSF. We are also a member of the FHLB and have a line of credit (secured under terms of a blanket collateral agreement by a pledge of essentially all of our unencumbered financial assets) in the amount of 450.6, of which $435.3 million was available at December 31, 2014. Borrowings under the line are limited to eligible collateral. The interest rates on overnight borrowings with both correspondent banks and the FHLB are determined daily and generally approximate the federal funds target rate.

Undisbursed loan commitments, which are not reflected on the consolidated statements of condition, totaled $349.3 million at December 31, 2014 at varying rates. This amount included $173.3 million under commercial lines of credit (these commitments are contingent upon customers maintaining specific credit standards), $115.6 million under revolving home equity lines, $46.7 million under undisbursed construction loans, $2.1 million under standby letters of credit and a remaining $11.6 million under personal and other lines of credit. These commitments, to the extent used, are expected to be funded primarily through the repayment of existing loans, deposit growth and existing balance sheet liquidity. Over the next twelve months $87.3 million of time deposits will mature. We expect these funds to be replaced with new deposits. Our emphasis on local deposits combined with our well capitalized equity position, provides a very stable funding base.

Since Bancorp is a holding company and does not conduct regular banking operations, its primary sources of liquidity are dividends from the Bank. Under the California Financial Code, payment of a dividend from the Bank to Bancorp without advance regulatory approval is restricted to the lesser of the Bank’s retained earnings or the amount of the Bank’s undistributed net profits from the previous three fiscal years. The primary uses of funds for Bancorp are shareholder dividends and ordinary operating expenses.  Bancorp held $3.2 million of cash at December 31, 2014. Bancorp obtained a dividend distribution from the Bank in the amount of $3.5 million in January of 2015. These funds are deemed sufficient to cover Bancorp's operational needs and cash dividends to shareholders for the next twelve months. Management anticipates that there will be sufficient earnings at the Bank level to provide dividends to Bancorp to meet its funding requirements for the foreseeable future.

Page-53

ITEM 7A.     Quantitative and Qualitative Disclosure about Market Risk

Market risk is defined as the risk of loss arising from an adverse change in the market value (or prices) of financial instruments. Our most significant form of market risk is interest rate risk, which is inherent in our investment, borrowing, lending and deposit gathering activities. The Bank manages interest rate sensitivity to minimize the exposure of our net interest margin, earnings, and capital to changes in interest rates. Interest rate changes can create fluctuations in the net interest margin due to an imbalance in the timing of repricing or maturity of assets or liabilities.

To mitigate interest rate risk, the structure of the Consolidated Statement of Condition is managed with the objective of correlating the impacts of interest rate changes on loans and investments with those of deposits and borrowings. The asset liability management policy sets limits on the acceptable amount of change to net interest income and capital in different interest rate environments.

From time to time, we enter into interest rate swap contracts to mitigate the changes in the fair value of specified long-term fixed-rate loans and firm commitments to enter into long-term fixed-rate loans caused by changes in interest rates. See Note 15 to the Consolidated Financial Statements in Item 8 of this Form 10-K.

Exposure to interest rate risk is reviewed at least quarterly by ALCO and the Board of Directors. Simulation models are used to measure interest rate risk and to evaluate strategies to improve profitability. A simplified statement of condition is prepared on a quarterly basis as a starting point, using as inputs, actual loans, investments, borrowings and deposits. If potential changes to net equity value and net interest income resulting from hypothetical interest rate changes are not within the limits established by the Board of Directors, Management may adjust the asset and liability mix to bring the position within approved limits.

Since 2008, there have been no changes in the federal funds target rate, which has been kept at an historic low level of 0-0.25%. The Bank currently has low interest rate risk and is asset sensitive (net interest margin positioned to increase if rates go up). If market rates rise, we expect net interest income to increase as loans with interest rates on floors will start to float again as they reprice.

Based on our most recent simulation, net interest income is positioned to increase by approximately 4% in year one given an immediate 200 basis points increase in interest rates. For modeling purposes, the likelihood of a decrease in interest rates beyond 25 basis points as of December 31, 2014 was considered to be remote given prevailing low interest rate levels. The Bank's net interest margin is expected to decline somewhat in a flat rate environment as maturing/repricing loans and securities are reinvested at today's lower rates. In addition, market rates for loans have been falling under pressure from competition. The interest rate risk is within policy guidelines established by ALCO and the Board of Directors.

The following table estimates the impact of interest rate changes in all points of the yield curve as measured against a flat rate scenario.

Table 17	Effect of Interest Rate Change on Net Interest Income (NII) at December 31, 2014

	Immediate changes in Interest Rates (in basis points)	Estimated Change in NII in Year One (as percent of NII)
	up 400	6.0%
	up 300	4.9%
	up 200	3.5%
	up 100	2.1%

As stated previously in the section captioned "Supervision and Regulation" in Item 1 Business of this report, the Dodd-Frank Act repealed the federal prohibitions on the payment of interest on business demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts beginning July 21, 2011. We have not incurred significant interest expense on business transaction accounts since the legislation took effect in July 2011. If we were to pay interest on certain deposits that are currently non-interest bearing, causing these deposits to become rate sensitive in the future, we would become less asset sensitive than the model currently indicates.

Page-54

Interest rate sensitivity is a function of the repricing characteristics of our assets and liabilities. The Bank runs a combination of scenarios and sensitivities in its attempt to capture the range of interest rate risk. As with any simulation model or other method of measuring interest rate risk, limitations are inherent in the process. For example, although certain of our assets and liabilities may have similar maturities or repricing time frames, they may react differently to changes in market interest rates. In addition, the impact of changes in interest rates on certain categories of either our assets or liabilities may precede or lag changes in market interest rates. Further, the actual rates and timing of prepayments on loans and investment securities, and the behavior of depositors, could vary significantly from the assumptions applied in the various scenarios. Lastly, changes in U.S. Treasury rates accompanied by a change in the shape of the yield curve could produce different results from those presented in the table. Accordingly, the results presented should not be relied upon as indicative of actual results in the event of changing market interest rates.

Page-55

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Bank of Marin Bancorp

We have audited the accompanying consolidated statements of condition of Bank of Marin Bancorp and subsidiary (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of comprehensive income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2014. We also have audited the Company's internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting and Compliance with Applicable Laws and Regulations. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bank of Marin Bancorp and subsidiary as of December 31, 2014 and 2013, and the consolidated results of their operations and their cash flows each of the three years in the period ended December 31, 2014, in conformity with generally accepted accounting principles in the United States of America. Also in our opinion, Bank of Marin Bancorp maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Moss Adams LLP
San Francisco, California
March 12, 2015

Page-56

504 Redwood Blvd, Suite 100
Novato, CA 94947

March 12, 2015

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

Management has assessed Bancorp's internal control over financial reporting encompassing both financial statements prepared in accordance with generally accepted accounting principles and those prepared for regulatory reporting purposes as of December 31, 2014. The assessment was based on criteria for effective internal control over financial reporting described in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, Management believes that, as of December 31, 2014, Bancorp maintained effective internal control over financial reporting encompassing both financial statements prepared in accordance with generally accepted accounting principles and those prepared for regulatory reporting purposes in all material respects. Management also believes that Bancorp complied with the designated safety and soundness laws and regulations pertaining to insider loans and dividend restrictions during 2014.

Management's assessment of the effectiveness of Bancorp's internal control over financial reporting as of December 31, 2014 has been audited by Moss Adams LLP, an independent registered public accounting firm, which expresses an unqualified opinion as stated in their report which appears on the previous page.

/s/ Russell A. Colombo
Russell A. Colombo, President and Chief Executive Officer

/s/ Tani Girton
Tani Girton, EVP and Chief Financial Officer

Page-57

BANK OF MARIN BANCORP CONSOLIDATED STATEMENTS OF CONDITION
at December 31, 2014 and 2013

	At December 31,
(in thousands, except share data)	2014	2013
Assets
Cash and due from banks	$41,367	$103,773
Investment securities
Held to maturity, at amortized cost	116,437	122,495
Available for sale (at fair value; amortized cost $199,045 and $245,158 at December 31, 2014 and 2013, respectively)	200,848	243,998
Total investment securities	317,285	366,493
Loans, net of allowance for loan losses of $15,099 and $14,224 at December 31, 2014 and 2013, respectively	1,348,252	1,255,098
Bank premises and equipment, net	9,859	9,110
Goodwill	6,436	6,436
Core deposit intangible	3,732	4,503
Interest receivable and other assets	60,199	59,781
Total assets	$1,787,130	$1,805,194

Liabilities and Stockholders' Equity
Liabilities
Deposits
Non-interest bearing	$670,890	$648,191
Interest bearing
Transaction accounts	93,758	137,748
Savings accounts	133,714	118,770
Money market accounts	503,543	520,525
Time accounts	149,714	161,868
Total deposits	1,551,619	1,587,102
Federal Home Loan Bank ("FHLB") borrowings	15,000	15,000
Subordinated debentures	5,185	4,969
Interest payable and other liabilities	15,300	17,236
Total liabilities	1,587,104	1,624,307

Stockholders' Equity
Preferred stock, no par value, Authorized - 5,000,000 shares, none issued	—	—
Common stock, no par value, Authorized - 15,000,000 shares; Issued and outstanding - 5,939,482 and 5,877,524 at December 31, 2014 and 2013, respectively	82,436	80,095
Retained earnings	116,502	101,464
Accumulated other comprehensive (loss) income, net	1,088	(672)
Total stockholders' equity	200,026	180,887
Total liabilities and stockholders' equity	$1,787,130	$1,805,194

The accompanying notes are an integral part of these consolidated financial statements.

Page-58

BANK OF MARIN BANCORP CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
for the fiscal years ended December 31, 2014, 2013 and 2012

	Years ended December 31,
(in thousands, except per share amounts)	2014	2013	2012
Interest income
Interest and fees on loans	$64,823	$54,408	$59,403
Interest on investment securities
Securities of U.S. government agencies	4,502	2,573	3,195
Obligations of state and political subdivisions	2,273	2,214	1,789
Corporate debt securities and other	1,031	1,245	1,165
Interest on federal funds sold and short-term investments	161	120	214
Total interest income	72,790	60,560	65,766
Interest expense
Interest on interest bearing transaction accounts	99	52	151
Interest on savings accounts	46	35	88
Interest on money market accounts	550	419	689
Interest on time accounts	917	922	1,151
Interest on FHLB and overnight borrowings	315	322	345
Interest on subordinated debentures	422	35	152
Total interest expense	2,349	1,785	2,576
Net interest income	70,441	58,775	63,190
Provision for loan losses	750	540	2,900
Net interest income after provision for loan losses	69,691	58,235	60,290
Non-interest income
Service charges on deposit accounts	2,167	2,062	2,130
Wealth Management and Trust Services	2,309	2,162	1,964
Debit card interchange fees	1,378	1,104	1,015
Merchant interchange fees	803	822	739
Earnings on Bank-owned life insurance	841	954	762
Gains (losses) on investment securities, net	80	(1)	(34)
Other income	1,463	963	536
Total non-interest income	9,041	8,066	7,112
Non-interest expense
Salaries and related benefits	25,005	21,974	21,139
Occupancy and equipment	5,470	4,347	4,230
Depreciation and amortization	1,585	1,395	1,355
Federal Deposit Insurance Corporation insurance	1,032	921	917
Data processing	3,665	5,334	2,514
Professional services	2,230	2,985	2,340
Provision for (reversal of) losses on off-balance sheet commitments	334	112	(52)
Other expense	7,942	7,024	6,251
Total non-interest expense	47,263	44,092	38,694
Income before provision for income taxes	31,469	22,209	28,708
Provision for income taxes	11,698	7,939	10,891
Net income	$19,771	$14,270	$17,817
Net income per common share:
Basic	$3.35	$2.62	$3.34
Diluted	$3.29	$2.57	$3.28
Weighted-average shares used to compute net income per common share:
Basic	5,893	5,457	5,341
Diluted	6,006	5,558	5,438
Dividends declared per common share	$0.80	$0.73	$0.70
Comprehensive income
Net income	$19,771	$14,270	$17,817
Other comprehensive income (loss)
Change in net unrealized gain (loss) on available-for-sale securities	2,939	(4,720)	752
Reclassification adjustment for loss on available-for-sale securities included in net income	24	18	34
Net change in unrealized gain (loss) on available-for-sale securities, before tax	2,963	(4,702)	786
Deferred tax expense (benefit)	1,203	(1,975)	330
Other comprehensive income (loss), net of tax	1,760	(2,727)	456
Comprehensive income	$21,531	$11,543	$18,273

The accompanying notes are an integral part of these consolidated financial statements.

Page-59

BANK OF MARIN BANCORP CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
for the fiscal years ended December 31, 2014, 2013 and 2012

(in thousands, except share data)	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Taxes	Total
	Shares	Amount
Balance at December 31, 2011	5,336,927	$56,854	$77,098	$1,599	$135,551
Net income	—	—	17,817	—	17,817
Other comprehensive income	—	—	—	456	456
Stock options exercised	37,563	1,041	—	—	1,041
Excess tax benefit - stock-based compensation	—	42	—	—	42
Stock issued under employee stock purchase plan	700	25	—	—	25
Restricted stock granted	9,030	—	—	—	—
Restricted stock forfeited / cancelled	(380)	—	—	—	—
Stock-based compensation - stock options	—	206	—	—	206
Stock-based compensation - restricted stock	—	202	—	—	202
Cash dividends paid on common stock	—	—	(3,751)	—	(3,751)
Stock purchased by directors under director stock plan	100	4	—	—	4
Stock issued in payment of director fees	5,270	199	—	—	199
Balance at December 31, 2012	5,389,210	$58,573	$91,164	$2,055	$151,792
Net income	—	—	14,270	—	14,270
Other comprehensive loss	—	—	—	(2,727)	(2,727)
Stock options exercised	71,237	2,218	—	—	2,218
Excess tax benefit - stock-based compensation	—	125	—	—	125
Stock issued under employee stock purchase plan	870	34	—	—	34
Restricted stock granted	11,850	—	—	—	—
Restricted stock forfeited / cancelled	(3,998)	—	—	—	—
Stock-based compensation - stock options	—	175	—	—	175
Stock-based compensation - restricted stock	—	228	—	—	228
Cash dividends paid on common stock	—	—	(3,970)	—	(3,970)
Stock purchased by directors under director stock plan	160	6	—	—	6
Stock issued in payment of director fees	5,619	222	—	—	222
Stock issued to NorCal Community Bancorp shareholders	402,576	18,514	—	—	18,514
Balance at December 31, 2013	5,877,524	$80,095	$101,464	$(672)	$180,887
Net income	—	—	19,771	—	19,771
Other comprehensive income	—	—	—	1,760	1,760
Stock options exercised	49,415	1,452	—	—	1,452
Excess tax benefit - stock-based compensation	—	172	—	—	172
Stock issued under employee stock purchase plan	521	23	—	—	23
Restricted stock granted	8,523	—	—	—	—
Restricted stock forfeited / cancelled	(2,067)	—	—	—	—
Stock-based compensation - stock options	—	200	—	—	200
Stock-based compensation - restricted stock	—	246	—	—	246
Cash dividends paid on common stock	—	—	(4,733)	—	(4,733)
Stock purchased by directors under director stock plan	260	12	—	—	12
Stock issued in payment of director fees	5,306	236	—	—	236
Balance at December 31, 2014	5,939,482	$82,436	$116,502	$1,088	$200,026

The accompanying notes are an integral part of these consolidated financial statements.

Page-60

BANK OF MARIN BANCORP CONSOLIDATED STATEMENTS OF CASH FLOWS
for the fiscal years ended December 31, 2014, 2013 and 2012

		Years ended December 31,
(in thousands)	2014	2013	2012
Cash Flows from Operating Activities:
Net income	$19,771	$14,270	$17,817
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	750	540	2,900
Provision for (reversal of) losses on off-balance sheet commitments	334	112	(52)
Compensation expense--common stock for director fees	270	215	209
Stock-based compensation expense	446	403	408
Excess tax benefits from exercised stock options	—	(96)	(29)
Amortization of core deposit intangible	771	69	—
Amortization of investment security premiums, net of accretion of discounts	2,759	3,004	2,332
Accretion of discount on acquired loans	(3,906)	(1,871)	(2,430)
Accretion of discount on subordinated debentures	216	19	—
Net amortization of deferred loan origination costs/fees	(463)	(793)	(831)
(Gain) loss on sale of investment securities	(93)	1	34
Other-than-temporary impairment on securities available for sale	13	—	—
Depreciation and amortization	1,585	1,395	1,355
Loss on disposal of premises and equipment	—	—	20
(Gain) loss on sale of repossessed assets	—	(43)	14
Earnings on bank owned life insurance policies	(841)	(954)	(762)
Net change in operating assets and liabilities:
Interest receivable	(143)	(694)	(435)
Interest payable	(40)	28	(156)
Deferred rent and other rent-related expenses	160	338	331
Other assets	(184)	299	555
Other liabilities	(2,548)	4,959	(474)
Net cash provided by operating activities	18,857	21,201	20,806
Cash Flows from Investing Activities:
Purchase of securities held to maturity	—	—	(87,290)
Purchase of securities available for sale	(18,206)	(86,372)	(73,405)
Proceeds from sale of securities available for sale	2,436	7,973	2,186
Proceeds from sale of securities held to maturity	2,146	6,442	—
Proceeds from paydowns/maturities of securities held to maturity	16,793	8,570	6,458
Proceeds from paydowns/maturities of securities available for sale	46,371	36,332	51,899
Loans originated and principal collected, net	(88,872)	(23,087)	(43,169)
Purchase of bank owned life insurance policies	—	(1,421)	(364)
Purchase of premises and equipment	(2,334)	(958)	(1,221)
Proceeds from sale of repossessed assets	—	270	41
Cash acquired from acquisitions, net of cash paid	—	15,785	—
Purchase of Federal Home Loan Bank stock	(492)	(420)	—
Cash paid for low income housing investment	(494)	(62)	—
Net cash used in investing activities	(42,652)	(36,948)	(144,865)
Cash Flows from Financing Activities:
Net (decease) increase in deposits	(35,483)	92,787	50,317
Proceeds from stock options exercised	1,452	2,218	1,041
Repayment of Federal Home Loan Bank borrowings	—	—	(20,000)
Repayment of subordinated debenture	—	—	(5,000)
Cash dividends paid on common stock	(4,733)	(3,970)	(3,751)
Proceeds from stock issued under employee and director stock purchase plans	35	40	29
Excess tax benefits from exercised stock options	118	96	29
Net cash (used in) provided by financing activities	$(38,611)	$91,171	$22,665
Net (decrease) increase in cash and cash equivalents	(62,406)	75,424	(101,394)
Cash and cash equivalents at beginning of period	$103,773	$28,349	$129,743
Cash and cash equivalents at end of period	$41,367	$103,773	$28,349
Supplemental disclosure of cash flow information:
Cash paid in interest	$2,185	$1,740	$2,732
Cash paid in income taxes	$11,290	$9,239	$11,421
Supplemental disclosure of non-cash investing and financing activities:
Change in unrealized gain on available-for-sale securities	$(2,963)	$(4,702)	$786
Loans transferred to repossessed assets	$—	$192	$65
Stock issued in payment of director fees	$236	$222	$199
Subscription in low income housing tax credit investment	$1,000	$1,000	$—
Securities transferred from available-for-sale to held-to-maturity	$14,297	$—	$—
Acquisitions:
Fair value of assets acquired	$—	$280,917	$—
Fair value of liabilities assumed	$—	$246,384	$—
Stock issued to NorCal Community Bancorp shareholders	$—	$18,514	$—

The accompanying notes are an integral part of these consolidated financial statements.

Page-61

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1:  Summary of Significant Accounting Policies

Basis of Presentation: The consolidated financial statements include the accounts of Bank of Marin Bancorp (“Bancorp”), a bank holding company, and its wholly-owned bank subsidiary, Bank of Marin (the “Bank”), a California state-chartered commercial bank. References to “we,” “our,” “us” mean the holding company and the Bank that are consolidated for financial reporting purposes. All material intercompany transactions have been eliminated. We have evaluated subsequent events through the date of filing with the Securities and Exchange Commission (“SEC”) and have determined that there are no subsequent events that require additional recognition or disclosure.

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

Nature of Operations: Bancorp, headquartered in Novato, CA, conducts business primarily through its wholly-owned subsidiary, the Bank, which provides a wide range of financial services to customers, who are predominantly professionals, small and middle-market businesses, and individuals who work and/or reside in Marin, Sonoma, Napa, San Francisco and Alameda counties. Besides the headquarters office in Novato, CA, the Bank operates ten branches in Marin County, one in Napa County, one in San Francisco, five in Sonoma County and three in Alameda County. Our accounting and reporting policies conform to generally accepted accounting principles, general practice, and regulatory guidance within the banking industry. A summary of our significant policies follows.

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

For each security in an unrealized loss position ("impaired security"), we assess whether we intend to sell the security or if it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. If we intend to sell the security or it is more likely than not we will be required to sell the security before recovery of its amortized cost basis, the entire difference between the investment’s amortized cost basis and its fair value at the balance sheet date is recognized against earnings.

For impaired securities that are not intended for sale and will not be required to be sold prior to recovery of our amortized cost basis, we determine if the impairment has a credit loss component. For both held-to-maturity and available-for-

Page-62

sale securities, if the amount of cash flows expected to be collected are less than the amortized cost, an other-than-temporary impairment shall be considered to have occurred and the credit loss component is recognized against earnings as the difference between present value of the expected future cash flows and the amortized cost. In determining the present value of the expected cash flows, we discount the expected cash flows at the effective interest rate implicit in the security at the date of purchase. The remaining difference between the fair value and the amortized basis is deemed to be due to factors that are not credit related and is recognized in other comprehensive income, net of applicable taxes.

For held-to-maturity securities, if there is no credit loss component, no impairment is recognized. The portion of other-than-temporary impairment recognized in other comprehensive income for credit impaired debt securities classified as held-to-maturity is accreted from other comprehensive income to the amortized cost of the debt security over the remaining life of the debt security in a prospective manner on the basis of the amount and timing of future estimated cash flows.

Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to yield using the effective interest method. Dividend and interest income are recognized when earned. Realized gains and losses on the sale of securities and credit losses related to other-than-temporary impairment on available-for-sale and held-to-maturity securities are included in non-interest income as gains (losses) on investment securities, net. The specific identification method is used to calculate realized gains and losses on sales of securities.

Originated Loans are reported at the principal amount outstanding net of deferred fees, charge-offs and the allowance for loan losses (“ALLL”). Interest income is accrued daily using the simple interest method. Loans are placed on nonaccrual status when Management believes that there is doubt as to the collection of principal or interest, generally when they become contractually past due by ninety days or more with respect to principal or interest, except for loans that are well-secured and in the process of collection. When loans are placed on nonaccrual status, any accrued but uncollected interest is reversed from current-period interest income. Nonaccrual loans may be returned to accrual status when one of the following occurs:

•	The loan is brought current or after all principal and past due interest has been collected, and we are satisfied with the borrower's financial position and we are reasonably assured as to repayment.

•	The loan has become well secured and is in the process of collection.

•
We are satisfied with the borrower’s financial position, the obligor has resumed paying the full amount of the contractual interest and principal, the amounts contractually due are reasonably assured of repayment within a reasonable period, and there has been a sustained period of repayment performance (generally, six consecutive monthly payments), according to the modified terms for loans whose contractual terms have been restructured in a manner which grants a concession to a borrower experiencing financial difficulties (“troubled debt restructuring”).

Loan origination fees and commitment fees, offset by certain direct loan origination costs, are deferred and amortized as yield adjustments over the contractual lives of the related loans.

Loan Charge-Off Policy: For all loans types excluding overdraft accounts, we generally make a charge-off determination at or before 90 days past due. A collateral-dependent loan is partially charged down to the fair value of collateral securing it if: (1) it is deemed uncollectable, or (2) it has been classified as a loss by either our internal loan review process or external examiners. A non-collateral-dependent loan is partially charged down to its net realizable value under the same circumstances. For overdraft accounts, we generally charge them off when they exceed 60 days past due.

Allowance for Loan Losses is based upon estimates of loan losses and is maintained at a level considered adequate to provide for probable losses inherent in the loan portfolio. The allowance is increased by provisions for loan losses charged against earnings and reduced by charge-offs, net of recoveries.

In periodic evaluations of the adequacy of the allowance balance, Management considers current economic conditions, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, our past loan loss experience and other factors. The ALLL is based on estimates, and ultimate losses may vary from current estimates. Our Board of Directors' Asset/Liability Management Committee

Page-63

(“ALCO”) reviews the adequacy of the ALLL at least quarterly. The allowance is adjusted based on that review if, in the judgment of ALCO and Management, changes are warranted.

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

The second component is an estimate of the probable inherent losses in each loan pool with similar characteristics. Beginning with the quarter-ended September 30, 2013, Management refined the methodology for estimating general allowances in order to provide a more comprehensive evaluation of the potential risk of loss in our loan portfolio. This analysis encompasses the entire loan portfolio and excludes acquired loans until the discount has been fully accreted. For allowances established on acquired loans, see below under Acquired Loans. Under our allowance model, loans are evaluated on a pool basis by loan segment which is further delineated by Federal regulatory reporting codes ("CALL codes"). Each segment is assigned an expected loss factor which is primarily based on a rolling twenty-quarter look-back at our historical losses for that particular segment, as well as a number of other factors.

The model determines loan loss reserves based on objective and subjective factors. Objective factors include an historical loss rate using the rolling twenty-quarter look-back, changes in the volume and nature of the loan portfolio, changes in credit quality metrics (past due loans, nonaccrual loans, net charge-offs and adversely-graded loans), and the existence of credit concentrations. Subjective factors include changes in the overall economic environment, legal and regulatory conditions, lending management and other relevant staff, uncertainties related to acquisitions, as well as the quality of our loan review process. The total amount allocated is determined by applying loss multipliers to outstanding loans by CALL code.

For further information regarding our ALLL methodology, including the change in methodology in 2013, see Note 4.

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

The process of calculating fair values of the acquired loans, including estimates of losses that are expected to be incurred over the estimated remaining lives of the loans at acquisition date and the ongoing updates to Management's expectation of future cash flows, requires significant subjective judgments and assumptions, particularly considering the economic environment. The economic environment and the lack of market liquidity and transparency are factors that have influenced, and may continue to affect, these assumptions and estimates.

We estimated the fair value of acquired loans at the acquisition date based on a discounted cash flow methodology that considered factors including the type of loan and related collateral, risk classification, fixed or variable interest rate, term of loan, whether or not the loan was amortizing, and current discount rates. Loans, except for purchased credit impaired ("PCI") loans, were grouped together according to similar characteristics and treated in the aggregate when applying various valuation techniques. Expected cash flows incorporated our best estimate of key assumptions

Page-64

at the time, such as property values, default rates, loss severity and prepayment speeds. Discount rates were based on market rates for new originations of comparable loans, where available, and included adjustments for liquidity factors.

To the extent comparable market rates were not readily available, a discount rate was derived based on the assumptions of market participants' cost of funds, servicing costs and return requirements for comparable risk assets. In either case, the discount rate did not include a factor for credit losses, as that had been considered in estimating the cash flows. The initial estimate of cash flows to be collected was derived from assumptions such as default rates, loss severities and prepayment speeds.

For acquired loans not considered credit impaired ("non-PCI") loans, we recognize the entire fair value discount accretion to interest income, based on the acquired loan's contractual cash flows using an effective interest rate method for term loans, and on a straight line basis for revolving lines, as the timing and amount of cash flows under revolving lines are not predictable. When a non-PCI loan is placed on nonaccrual status subsequent to acquisition, accretion stops until it is returned to accrual status. The level of accretion on non-PCI loans varies from period to period due to maturities and early payoffs of these loans during the reporting periods. Subsequent to acquisition, if the probable and estimable losses for non-PCI loans exceed the amount of the remaining unaccreted discount, the excess is established as an allowance for loan losses.

We acquired some loans from business combinations with evidence of significant credit quality deterioration subsequent to their origination and for which it was probable, at acquisition, that we would be unable to collect all contractually required payments ("PCI loans"). These loans were evaluated on an individual basis. Management applied significant subjective judgment in determining which loans were PCI loans. Evidence of credit quality deterioration as of the purchase date may include data such as past due and nonaccrual status, risk grades and charge-off history. Revolving credit agreements (e.g., home equity lines of credit and revolving commercial loans) where the borrower had revolving rights at acquisition date were not considered PCI loans because the timing and amount of cash flows cannot be reasonably estimated.

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

All PCI loans that were classified as nonaccrual loans prior to the acquisition were no longer classified as nonaccrual if we believed that we would fully collect the new carrying value of these loans at acquisition. When there is doubt as to the timing and amount of future cash flows to be collected, PCI loans are classified as nonaccrual loans. It is important to note that judgment is required to classify PCI loans as accruing or nonaccrual, and is dependent on having a reasonable expectation about the timing and amount of cash flows expected to be collected. When the timing and/or amounts of expected cash flows on such loans are not reasonably estimable, no interest is accreted and the PCI loan is reported as a nonaccrual loan; otherwise, interest is accreted and the loans are reported as accruing loans.

If we have probable decreases in cash flows expected to be collected on PCI loans, specific allowances are established to account for credit deterioration subsequent to acquisition. The amount of cash flows expected to be collected and, accordingly, the adequacy of the allowance for loan losses are particularly sensitive to changes in loan credit quality. If we have probable and significant increases in cash flows expected to be collected on PCI loans, we first reverse any previously established specific allowance for loan loss and then increase interest income as a prospective yield adjustment over the remaining life of the loans. The impact of changes in variable interest rates is recognized prospectively as adjustments to interest income.

For PCI loans, the estimate of cash flows initially expected to be collected is updated each quarter and requires the continued use of key assumptions and estimates similar to the initial estimate of fair value. Given the current economic environment, we apply judgment to develop our estimate of cash flows given the impact of collateral value changes, loan workout plans, changing probability of default, loss severities and prepayments. Therefore, accretion on PCI loans fluctuates based on changes in cash flows expected to be collected.

Page-65

For purposes of accounting for the PCI loans from past business combinations, we elected not to apply the pooling method but to account for these loans individually. Disposals of loans, which may include sales of loans to third parties, receipt of payments in full by the borrower, or foreclosure of the collateral, result in removal of the loan from the PCI loan portfolio at its carrying amount. If a PCI loan pays off earlier than expected, a gain is recorded as interest income when the payoff amount exceeds the recorded investment.

For further information regarding our acquired loans, see Note 2 and Note 4.

Allowance for Losses on Off-Balance Sheet Commitments: We make commitments to extend credit to meet the financing needs of our customers in the form of loans or standby letters of credit. We are exposed to credit loss in the event that a decline in credit quality of the borrower leads to nonperformance. We record an allowance for losses on these off-balance sheet commitments based on an estimate of probabilities of these commitments being drawn upon according to our historical utilization experience on different types of commitments and expected loss severity. This allowance is included in interest payable and other liabilities on the consolidated statements of condition.

Transfers of Financial Assets: We have entered into certain participation agreements with other organizations. We account for these transfers of financial assets as sales when control over the transferred financial assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from us, (2) the transferee has the right to pledge or exchange the assets (or beneficial interests) it received, free of conditions that constrain it from taking advantage of that right, and (3) we do not maintain effective control over the transferred financial assets or third-party beneficial interests related to those transferred assets. No gain or loss has been recognized by us on the sale of these participation interests in 2014, 2013 and 2012.

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

Business Combinations: Business combinations are accounted for under the acquisition method of accounting in accordance with ASC 805, Business Combinations. Under the acquisition method the acquiring entity in a business combination recognizes the acquired assets and assumed liabilities at their estimated fair values as of the date of acquisition. Any excess of the purchase price over the fair value of net assets and other identifiable intangible assets acquired is recorded as goodwill. To the extent the fair value of net assets acquired, including other identifiable assets, exceed the purchase price, a bargain purchase gain is recognized. Assets acquired and liabilities assumed from contingencies must also be recognized at fair value, if the fair value can be determined during the measurement period. Results of operations of an acquired business are included in the statement of operations from the date of acquisition. Acquisition-related costs, including conversion and restructuring charges, are expensed as incurred.

Goodwill and Other Intangible Assets: Goodwill is determined as the excess of the fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill that arises from a business combination determined to have an indefinite useful life is not amortized, but is periodically evaluated for impairment at the reporting unit level, at least annually. Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values. Core deposit intangible represents estimated future benefit of deposits related to an acquisition and is booked separately from the related deposits and is evaluated periodically for impairment. The core deposit intangible asset is amortized on an accelerated method over its estimated useful life of ten years.

We make a qualitative assessment of whether it is more likely than not that the fair value of a reporting unit where goodwill is assigned to is less than its carrying amount before applying the two-step goodwill impairment test. If we conclude that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, we do not perform the two-step impairment test. Goodwill is tested for impairment on an interim basis if circumstances change or an event occurs between annual tests that would more likely than not reduce the fair value of the reporting unit below its carrying amount. The qualitative assessment includes adverse events or circumstances identified that could negatively affect the reporting units’ fair value as well as positive and mitigating events. Such indicators may include,

Page-66

among others, a significant change in legal factors or in the general business climate, significant change in our stock price and market capitalization, unanticipated competition, and an action or assessment by a regulator.

Other Real Estate Owned ("OREO"): OREO is comprised of property acquired through foreclosure or acceptance of deeds-in-lieu of foreclosure. OREO is recorded at fair value less estimated costs to sell, establishing a new cost basis, and subsequently accounted for at the lower of cost or fair value less estimated costs to sell. Losses recognized at the time of acquiring property in full or partial satisfaction of debt are charged against the allowance for loan losses. Fair value is generally based on an independent appraisal of the property. Revenues and expenses associated with OREO, and subsequent adjustments to the fair value of the property and to the estimated costs of disposal, are realized and reported as a component of non-interest income and expense when incurred.

Bank Owned Life Insurance: The Bank has purchased life insurance policies on certain key current and former officers. Bank owned life insurance ("BOLI") is recorded in interest receivable and other assets at the amount that can be realized under the insurance contract at the period end, which is the cash surrender value adjusted for other charges or amounts due that are probable at settlement.

Federal Home Loan Bank of San Francisco ("FHLB") Stock: The Bank is a member of the FHLB system. Members are required to own a certain amount of stock based on the level of borrowings and other factors. Our investment in FHLB stock is carried at cost and is included as part of interest receivable and other assets on the consolidated statements of condition. We periodically evaluate FHLB stock for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as noninterest income.

Investments in Low Income Housing Tax Credit Funds: We have invested in limited partnerships that were formed to develop and operate affordable housing projects for low or moderate income tenants throughout California. Our ownership in each limited partnership is less than two percent. In accordance with ASU No. 2014-01, Investments - Equity Method and Joint Ventures (Topic 323), we elected to account for the investments in qualified affordable housing tax credit funds using the proportional amortization method. Under the proportional amortization method, the initial cost of the investment is amortized in proportion to the tax credits and other tax benefits received and the net investment performance is recognized as part of income tax expense (benefit). Each of the partnerships must meet the regulatory minimum requirements for affordable housing for a minimum 15-year compliance period to fully utilize the tax credits. If the partnerships cease to qualify during the compliance period, the credit may be denied for any period in which the project is not in compliance and a portion of the credit previously taken is subject to recapture with interest.

Employee Stock Ownership Plan (“ESOP”): We recognize compensation cost of the ESOP contribution when funds become committed for the purchase of Bancorp's common shares into the ESOP in the year in which the employees render service entitling them to the contribution. If we contribute stock, the compensation cost is the fair value of the shares when they are committed to be released, i.e. when the number of shares becomes known. During 2014, 2013 and 2012, the Bank only made cash contributions to the ESOP without leveraging.

Income Taxes: We recognized income taxes in the consolidated financial statements, which are computed based on an asset and liability approach. We recognize the amount of taxes payable or refundable for the current year and we recognize deferred tax assets and liabilities related to expected future tax consequences that have been recognized in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. We record net deferred tax assets to the extent it is more likely than not that they will be realized. In evaluating our ability to recover the deferred tax assets, Management considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations. In projecting future taxable income, Management develops assumptions including the amount of future state and federal pretax operating income, the reversal of temporary differences, and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates being used to manage the underlying business. Bancorp files consolidated federal and combined state income tax returns.

We recognize the financial statement effect of a tax position when it is more likely than not, based on the technical merits and all available evidence, that the position will be sustained upon examination, including the resolution through protests, appeals or litigation processes. For tax positions that meet the more-likely-than-not threshold, we measure

Page-67

and record the largest amount of tax benefit that is greater than fifty percent likely of being realized upon ultimate settlement with the taxing authority. The remainder of the benefits associated with tax positions taken is recorded as unrecognized tax benefits, along with any related interest and penalties. Interest and penalties related to unrecognized tax benefits are recorded in tax expense.

In deciding whether or not our tax positions taken meet the more-likely-than-not recognition threshold, we must make judgments and interpretations about the application of inherently complex state and federal tax laws. To the extent tax authorities disagree with tax positions taken by us, our effective tax rates could be materially affected in the period of settlement with the taxing authorities. Revision of our estimate of accrued income taxes also may result from our own income tax planning, which may impact effective tax rates and results of operations for any reporting period.

We present an unrecognized tax benefit as a reduction of a deferred tax asset for a net operating loss ("NOL") carryforward, or similar tax loss or tax credit carryforward, rather than as a liability, when (1) the uncertain tax position would reduce the NOL or other carryforward under the tax law of the applicable jurisdiction and (2) we intend to and are able to use the deferred tax asset for that purpose. Otherwise, the unrecognized tax benefit is presented as a liability instead of being netted with deferred tax assets.

Earnings per share (“EPS”) are based upon the weighted average number of common shares outstanding during each year. The following table shows: 1) weighted average basic shares, 2) potential common shares related to stock options, unvested restricted stock awards and stock warrant, and 3) weighted average diluted shares. Basic earnings per share (“EPS”) are calculated by dividing net income by the weighted average number of common shares outstanding during each period, excluding unvested restricted stock awards. Diluted EPS are calculated using the weighted average diluted shares. The number of potential common shares included in quarterly diluted EPS is computed using the average market prices during the three months included in the reporting period under the treasury stock method. The number of potential common shares included in year-to-date diluted EPS is a year-to-date weighted average of potential common shares included in each quarterly diluted EPS computation. We have two forms of our outstanding common stock: common stock and unvested restricted stock awards. Holders of unvested restricted stock awards receive non-forfeitable dividends at the same rate as common shareholders and they both share equally in undistributed earnings.

(in thousands, except per share data)	2014	2013	2012
Weighted average basic shares outstanding	5,893	5,457	5,341
Add: Potential common shares related to stock options	43	44	47
Potential common shares related to unvested restricted stock awards	5	4	5
Potential common shares related to warrants	65	53	45
Weighted average diluted shares outstanding	6,006	5,558	5,438

Net income	$19,771	$14,270	$17,817
Basic EPS	$3.35	$2.62	$3.34
Diluted EPS	$3.29	$2.57	$3.28

Weighted average anti-dilutive shares not included in the calculation of diluted EPS	45	49	50

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

Page-68

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

The seven remaining interest rate swap contracts are accounted for using non-shortcut hedge accounting treatment. The interest rate swaps are closely aligned to the terms of the designated fixed-rate loans. The hedging relationships are tested for effectiveness on a quarterly basis. The interest rate swaps are carried on the consolidated statements of condition at their fair value in other assets (when the fair value is positive) or in other liabilities (when the fair value is negative). The changes in the fair value of the interest rate swaps are recorded in interest income. The unrealized gains or losses due to changes in fair value of the hedged fixed-rate loans are recorded as an adjustment to the hedged loans and offset in interest income. For derivative instruments executed with the same counterparty under a master netting arrangement, we do not offset fair value amounts of interest rate swaps in liability position with the ones in asset position. For further detail, see Note 15.

Advertising Costs are expensed as incurred. For the years ended December 31, 2014, 2013, and 2012, advertising costs totaled $400 thousand, $490 thousand, and $541 thousand, respectively.

Comprehensive Income includes net income and changes in the unrealized gain or loss of investment securities available-for-sale, net of related taxes, reported on the statements of comprehensive income and as components of stockholders' equity.

Segment Information: Our two operating segments include the traditional community banking activities provided through our branch network and our Wealth Management and Trust Services (“WMTS”). The activities of these two segments are monitored and reported by Management separately. The accounting policies of the segments are the same as those described in this note. We evaluate segment performance based on total segment revenue and do not allocate expenses between the segments. WMTS revenues were $2.3 million, $2.2 million and $2.0 million in 2014, 2013 and 2012, respectively, which are included in non-interest income in the statements of comprehensive income. Non-interest expenses applicable to WMTS totaled $1.6 million, $1.5 million and $1.4 million in 2014, 2013 and 2012, respectively. Income tax applicable to WMTS totaled $255 thousand, $220 thousand and $200 thousand in 2014, 2013 and 2012, respectively, which resulted in after-tax income of $430 thousand, $394 thousand and $327 thousand in those respective periods. The revenues of the community banking segment are reflected in all other amounts in the consolidated statements of income.

Fair Value Measurements: We use fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. We base our fair values on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Securities available-for-sale and derivatives are recorded at fair value on a recurring basis. Additionally, from time to time, we may be required to record certain assets at fair value on a non-recurring basis, such as purchased loans recorded at acquisition date, certain impaired loans held for investment, other real estate owned and securities held-

Page-69

to-maturity that are other-than-temporarily impaired. These non-recurring fair value adjustments typically involve write-downs of individual assets due to application of lower-of-cost or market accounting.

When we develop our fair value measurement process, we maximize the use of observable inputs. Whenever there is no readily available market data, we use our best estimates and assumptions in determining fair value, but these estimates involve inherent uncertainties and the application of Management's judgment. As a result, if other assumptions had been used, our recorded earnings or disclosures could have been materially different from those reflected in these financial statements.

For detailed information on our use of fair value measurements and our related valuation methodologies, see Note 10.

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

Recently Issued Accounting Standards

In January 2014, the FASB issued ASU No. 2014-04, Receivables - Troubled Debt Restructurings by Creditors (Subtopic 310-40) Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. Current accounting literature on troubled debt restructurings includes guidance on the receipt of one or more collateral assets in satisfaction of all or part of a receivable. The accounting literature indicates that a creditor should reclassify a collateralized mortgage loan such that the loan should be de-recognized and the collateral asset recognized when it is determined that there has been in substance a repossession or foreclosure by the creditor. However, in substance repossession or foreclosure and physical possession were not defined, leaving uncertainty about when a creditor should de-recognize the loan receivable and recognize the real estate property. This ASU clarifies when an in substance repossession or foreclosure occurs. ASU 2014-04 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2014 for public entities. We do not expect this ASU to have a significant impact on our financial condition or results of operations.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The ASU is a converged standard FASB and International Financial Reporting Standards that provides a single comprehensive revenue recognition model for all contracts with customers across transactions and industries. The guidance in this ASU affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. The core principal of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. For public entities, the ASU is effective on a retrospective basis for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2016. Since this ASU does not apply to financial instruments and we do not have a significant source of non-interest income subject to this ASU, we do not expect it to have a significant impact on our financial condition or results of operations.

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

In June 2014, the FASB issued ASU No. 2014-12, Compensation - Stock Compensation (Topic 718) Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after

Page-70

the Requisite Service Period. This ASU provides guidance for entities that grant their employees share-based payment awards where a performance target that affects vesting could be achieved after the requisite service period. That is the case when an employee is eligible to retire or otherwise terminate employment before the end of the period in which a performance target could be achieved and still be eligible to vest in the award if and when the performance target is achieved. This ASU stipulates that compensation expense should be recognized in the period where the performance target becomes probable of being achieved as opposed to the date that the award was granted. ASU 2014-12 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. As of December 31, 2014 we have not granted share-based payment awards where a performance target that affects vesting could be achieved after the requisite service period. We do not expect this ASU to have a material impact on our financial condition or results of operations.

Page-71

Note 2: Acquisition

On November 29, 2013, we completed the acquisition of NorCal, parent company of Bank of Alameda, to enhance our market presence. The acquisition added $173.8 million in loans, $241.0 million in deposits and $53.7 million in investment securities to Bank of Marin as well as four branch offices serving Alameda, Emeryville, and Oakland. Effective October 31, 2014, the Emeryville branch was closed after Management determined that our customers and the business community can be easily supported from our Oakland location. The assets acquired and liabilities assumed, both tangible and intangible, were recorded at their fair values as of the acquisition date in accordance with ASC 805, Business Combinations. The acquisition was treated as a "reorganization" within the definition of section 368(a) of the Internal Revenue Code and is generally considered tax-free for U.S. federal income tax purposes.

The following table reflects the estimated fair values of the assets acquired and liabilities assumed related to the NorCal Acquisition:

(in thousands)	Acquisition Date (November 29, 2013)
Assets:
Cash and cash equivalents	$31,804
Investment securities	53,731
Loans	173,759
Core deposit intangible	4,572
Deferred tax asset	4,114
Goodwill	6,436
Bank premises and equipment	203
Other assets	6,298
Total assets acquired	$280,917

Liabilities:
Deposits:
Non-interest bearing	$69,123
Interest bearing
Transaction accounts	57,337
Savings accounts	10,835
Money market accounts	81,464
Other time accounts	22,267
Total deposits	241,026

Subordinated debentures	4,950
Other liabilities	408
Total liabilities assumed	$246,384

Merger consideration (cash payment of $16.019 million and $18.514 million in stock)	$34,533

Page-72

The following table presents the net assets acquired from NorCal and the estimated fair value adjustments:

(in thousands)	Acquisition Date (November 29, 2013)
Book value of net assets acquired from NorCal	$25,551

Fair value adjustments:
Loans	(3,462)
Subordinated debentures	3,298
Core deposit intangible asset	$4,572
Time deposits	(14)
Total purchase accounting adjustments	4,394

Deferred tax liabilities (tax effect of purchase accounting adjustments at 42.05%)	(1,848)
Fair value of net assets acquired from NorCal	$28,097

Merger consideration	$34,533
Less: fair value of net assets acquired	(28,097)
Goodwill	$6,436

As a result of the Acquisition, we recorded $6.4 million in goodwill, which represents the excess of the total purchase price paid over the fair value of the assets acquired, net of the fair values of liabilities assumed. Goodwill mainly reflects expected value created through the combined operations of Bank of Alameda and Bank of Marin and our expanded footprint in the East Bay. At December 31, 2014 and 2013, we determined that the fair value of our traditional community banking activities (provided through our branch network) exceeded the carrying amount. Therefore, no impairment on goodwill has been recorded. The goodwill is not deductible for tax purposes. The following is a description of the methods used to determine the fair values of significant assets and liabilities at acquisition date presented above.

Loans

As discussed in Note 1, the fair values for acquired loans were developed based upon the present values of the expected cash flows utilizing market-derived discount rates. Expected cash flows for each acquired loan were projected based on contractual cash flows adjusted for expected prepayment, expected default (i.e. probability of default and loss severity), and principal recovery.

Prepayment rates were applied to the principal outstanding based on the type of loan, where appropriate. Prepayments were based on a constant prepayment rate (“CPR”) applied across the life of a loan. We used annual CPRs between 0% and 5%, depending on the characteristics of the loan pool (e.g. construction, commercial real estate, etc.).

Non-credit-impaired loans with similar characteristics were grouped together and were treated in the aggregate when applying the discount rate on the expected cash flows. Aggregation factors considered included the type of loan and related collateral, risk classification, fixed or variable interest rate, term of loan and whether or not the loan was amortizing. See Notes 1 and 4 for additional information.

Subordinated Debentures

The discounted cash flow method was used to establish the fair value of the subordinated debentures. In determining the fair value, cash flows were projected through the remaining term of the issuances. As the issuances are variable rate, to determine the cash flows, future interest payments were determined based on forward rates plus the stated margin.

The cash flows were then discounted to their present values. Each payment was discounted at a spot rate that was determined based on the current yields and terms of comparable issuances. We recognized the effects of illiquidity

Page-73

associated with size and the lack of marketability of the securities through the inclusion of a liquidity premium in the discount rate.

Core Deposit Intangible

The core deposit intangible represents the estimated future benefits of acquired deposits and is booked separately from the related deposits. The value of the core deposit intangible asset was determined using a discounted cash flow approach to arrive at the cost differential between the core deposits (non-maturity deposits such as transaction, savings and money market accounts) and alternative funding sources. It is calculated as the present value of the difference  in  cash flows between maintaining the core deposits (interest  and  net  maintenance  costs) and the cost of an equal amount of  funds with a similar term from an alternative source. The core deposit intangible is amortized on an accelerated basis over an estimated ten-year life, and it is evaluated periodically for impairment. No impairment loss was recognized in 2014 or 2013.

We recorded a core deposit intangible asset of $4.6 million at Acquisition, of which $69 thousand was amortized in 2013 and $771 thousand was amortized in 2014. At December 31, 2014, the future estimated amortization expense is as follows:

(in thousands)	2015	2016	2017	2018	2019	Thereafter	Total
Core deposit intangible amortization	$619	$533	$472	$413	$388	$1,307	$3,732

Deposits

The fair values used for non-maturity deposits were equal to the amounts payable on demand at the acquisition date. The fair values for time deposits were estimated using a discounted cash flow calculation. Discount rates were derived from interest rates offered by market participants as of the acquisition date on time deposits with similar maturity terms.

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

Pro Forma Revenue and Earnings
(in thousands)	Revenue	Earnings
Actual from November 29, 2013 to December 31, 2013 of NorCal only	$1,239	$70
2013 supplemental pro forma of the combined entity from January 1, 2013 to December 31, 2013[1]	79,586	18,111
2012 supplemental pro forma of the combined entity from January 1, 2012 to December 31, 2012[1]	85,310	13,731

[1]  2013 supplemental pro forma earnings were adjusted to exclude $3.7 million of one-time acquisition related expenses booked at Bank of Marin Bancorp and $1.9 million of one-time acquisition related expenses booked at NorCal Community Bancorp in 2013. 2012 supplemental pro forma earnings were adjusted to include these charges.

Acquisition-related expenses are recognized as incurred and continue until all systems have been converted and operational functions become fully integrated. We incurred one-time third-party acquisition-related expenses in the consolidated statements of comprehensive income in 2014 and 2013 as follows:

Page-74

(in thousands)	Year Ended December 31, 2014	Year Ended December 31, 2013

Data processing	$442	$2,807	*
Professional services	—	660
Personnel severance	304	203
Other	—	74
Total	$746	$3,744

*Primarily relates to NorCal's core processing system contract termination and deconversion fees.

Page-75

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

	December 31, 2014				December 31, 2013
	Amortized	Fair	Gross Unrealized		Amortized	Fair	Gross Unrealized
(in thousands)	Cost	Value	Gains	(Losses)	Cost	Value	Gains	(Losses)
Held-to-maturity
Obligations of state and political subdivisions	$63,425	$65,121	$1,736	$(40)	$80,381	$81,429	$1,764	$(716)
Corporate bonds	40,257	40,448	216	(25)	42,114	42,429	375	(60)
MBS pass-through securities issued by FHLMC and FNMA	12,755	13,074	319	—	—	—	—	—
Total held-to-maturity	116,437	118,643	2,271	(65)	122,495	123,858	2,139	(776)

Available-for-sale
Securities of U.S. government agencies:
MBS pass-through securities issued by FHLMC and FNMA	92,963	94,214	1,262	(11)	124,063	123,033	616	(1,646)
CMOs issued by FNMA	14,771	14,790	77	(58)	18,573	18,438	60	(195)
CMOs issued by FHLMC	31,238	31,260	109	(87)	23,710	23,679	144	(175)
CMOs issued by GNMA	17,573	17,855	298	(16)	24,944	25,454	609	(99)
Debentures of government- sponsored agencies	14,694	14,557	95	(232)	21,845	21,312	108	(641)
Privately issued CMOs	7,137	7,294	172	(15)	10,649	10,874	257	(32)
Obligations of state and political subdivisions	15,733	15,880	155	(8)	15,948	15,771	14	(191)
Corporate bonds	4,936	4,998	66	(4)	5,426	5,437	25	(14)
Total available-for-sale	199,045	200,848	2,234	(431)	245,158	243,998	1,833	(2,993)

Total investment securities	$315,482	$319,491	$4,505	$(496)	$367,653	$367,856	$3,972	$(3,769)

As part of our ongoing review of our investment securities portfolio, we reassessed the classification of certain MBS pass-through securities issued by FHLMC and FNMA that are qualified for Community Reinvestment Act ("CRA") credit. Effective January 31, 2014, we transferred $14.2 million of these CRA qualified MBS, which we intend and have the ability to hold to maturity, from available-for-sale securities to held-to-maturity at fair value. The unrealized pre-tax gain of $84 thousand at the date of transfer remained in accumulated other comprehensive income and is amortized over the remaining lives of the securities as an adjustment to yield.

The amortized cost and fair value of investment debt securities by contractual maturity at December 31, 2014 and 2013 are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

Page-76

	December 31, 2014				December 31, 2013
	Held-to-Maturity		Available-for-Sale		Held-to-Maturity		Available-for-Sale
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$39,778	$39,913	$2,378	$2,388	$8,731	$8,784	$5,522	$5,521
After one but within five years	50,983	51,953	43,866	43,919	88,255	89,095	42,229	42,338
After five years through ten years	11,679	12,426	9,644	9,749	24,244	24,786	26,232	25,478
After ten years	13,997	14,351	143,157	144,792	1,265	1,193	171,175	170,661
Total	$116,437	$118,643	$199,045	$200,848	$122,495	$123,858	$245,158	$243,998

We sold two available-for-sale and six held-to-maturity securities in 2014 with total proceeds of $2.4 million and $2.1 million, respectively, and incurred a loss of $11 thousand and a net gain of $104 thousand, respectively. The sales of the held-to-maturity securities were due to evidence of significant deterioration in issuer creditworthiness since purchase.

During 2013, $8.0 million of available-for-sale securities were sold resulting in net losses of $18 thousand, and $6.4 million of held-to-maturity securities were sold due to evidence of significant deterioration of creditworthiness since purchase, which resulted in net gains of $17 thousand.

One available-for-sale security was sold in 2012 with proceeds of $2.2 million and a loss of $34 thousand.

Investment securities carried at $74.7 million and $61.8 million at December 31, 2014 and 2013, respectively, were pledged with the State of California: $73.8 million and $61.1 million to secure public deposits in compliance with the Local Agency Security Program, and $856 thousand and $732 thousand to provide collateral for trust deposits. In addition, investment securities carried at $1.1 million were pledged to collateralize an internal Wealth Management and Trust Services (“WMTS”) checking account at both December 31, 2014 and 2013.

Other-Than-Temporarily Impaired ("OTTI") Debt Securities

We have evaluated the credit ratings of our investment securities and their issuers and/or insurers. Based on our evaluation, Management has determined that no investment security in our investment portfolio is other-than-temporarily impaired except one privately issued CMO that was sold in January 2015 with an other-than-temporary-impairment loss of $13 thousand booked in 2014. We do not have the intent, and it is more likely than not that we will not have to sell the remaining securities temporarily impaired at December 31, 2014 before recovery of the amortized cost basis.

Page-77

Twenty-eight and ninety-five investment securities were in unrealized loss positions at December 31, 2014 and 2013, respectively. Those securities are summarized and classified according to the duration of the loss period in the table below:

December 31, 2014	< 12 continuous months		> 12 continuous months		Total securities in a loss position
(in thousands)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
Held-to-maturity
Obligations of state & political subdivisions	$5,830	$(27)	$359	$(13)	$6,189	$(40)
Corporate bonds	3,009	(1)	3,533	(24)	6,542	(25)
Total held-to-maturity	8,839	(28)	3,892	(37)	12,731	(65)
Available-for-sale
MBS pass-through securities issued by FHLMC and FNMA	1,960	(11)	—	—	1,960	(11)
CMOs issued by FNMA	—	—	4,115	(58)	4,115	(58)
CMOs issued by FHLMC	17,157	(44)	2,291	(43)	19,448	(87)
CMOs issued by GNMA	3,262	(16)	—	—	3,262	(16)
Debentures of government- sponsored agencies	494	(1)	9,769	(231)	10,263	(232)
Privately issued CMOs	817	(15)	—	—	817	(15)
Obligations of state & political subdivisions	2,695	(3)	1,112	(5)	3,807	(8)
Corporate bonds	1,002	(1)	990	(3)	1,992	(4)
Total available-for-sale	27,387	(91)	18,277	(340)	45,664	(431)
Total temporarily impaired securities	$36,226	$(119)	$22,169	$(377)	$58,395	$(496)

Page-78

December 31, 2013	< 12 continuous months		> 12 continuous months		Total securities in a loss position
(in thousands)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
Held-to-maturity
Obligations of state & political subdivisions	$13,933	$(419)	$9,033	$(297)	$22,966	$(716)
Corporate bonds	3,017	(11)	4,963	(49)	7,980	(60)
Total held-to-maturity	16,950	(430)	13,996	(346)	30,946	(776)
Available-for-sale
MBS pass-through securities issued by FHLMC and FNMA	90,914	(1,297)	3,172	(349)	94,086	(1,646)
CMOs issued by FNMA	17,535	(195)	—	—	17,535	(195)
CMOs issued by FHLMC	17,899	(175)	—	—	17,899	(175)
CMOs issued by GNMA	3,966	(99)	—	—	3,966	(99)
Debentures of government- sponsored agencies	16,872	(641)	—	—	16,872	(641)
Privately issued CMOs	4,634	(31)	159	(1)	4,793	(32)
Obligations of state & political subdivisions	11,516	(191)	—	—	11,516	(191)
Corporate bonds	1,479	(14)	—	—	1,479	(14)
Total available-for-sale	164,815	(2,643)	3,331	(350)	168,146	(2,993)
Total temporarily impaired securities	$181,765	$(3,073)	$17,327	$(696)	$199,092	$(3,769)

As of December 31, 2014, there were nine investment positions that had been in a continuous loss position for more than 12 months. These securities consisted of a debenture of government-sponsored agency, obligations of U.S. state and political subdivisions, CMOs and corporate bonds. We have evaluated each of the bonds and believe that the decline in fair value is primarily driven by factors other than credit. It is probable that we will be able to collect all amounts due according to the contractual terms and no other-than-temporary impairment exists on these securities. The CMOs issued by FNMA and FHLMC are supported by the U.S. Federal Government to protect us from credit losses. Additionally, the obligations of state and political subdivisions and corporate bonds were deemed creditworthy based on our review of the issuers' recent financial information and their insurers, if any. Based upon our assessment of the credit fundamentals and the credit enhancements, we concluded that these securities were not other-than-temporarily impaired at December 31, 2014.

Nineteen investment securities in our portfolio were in a temporary loss position for less than twelve months as of December 31, 2014. They consisted of obligations of U.S. state and political subdivisions, corporate bonds, MBS, CMOs, and a debenture of a government-sponsored agency. We determine that the strengths of GNMA and FNMA through guarantee or support from the U.S. Federal Government are sufficient to protect us from credit losses. Other temporarily impaired securities are deemed creditworthy after internal analysis. Additionally, all are rated as investment grade by at least one major rating agency. Except for one privately-issued CMO which we intended to sell with a $13 thousand OTTI loss recorded in 2014, we concluded that these securities were not other-than-temporarily impaired at December 31, 2014.

Non-Marketable Securities

As a member of the FHLB, we are required to maintain a minimum investment in the FHLB capital stock determined by the Board of Directors of the FHLB. Investment requirements can increase in the event we increase our borrowings with the FHLB. Shares cannot be purchased or sold except between the FHLB and its members at $100 per share par value. We held $8.2 million and $7.8 million of FHLB stock recorded at cost in other assets at December 31, 2014 and 2013, respectively. The carrying amounts of these investments are reasonable estimates of fair value because the securities are restricted to member banks and they do not have a readily determinable market value. Management

Page-79

does not believe that the FHLB stock is other-than-temporarily-impaired, as we expect to be able to redeem this stock at cost. On February 19, 2015, FHLB announced a cash dividend for the fourth quarter of 2014 at an annualized dividend rate of 7.11% to be distributed in mid-March.

As a member bank of Visa U.S.A., we hold 16,939 shares of Visa Inc. Class B common stock with a carrying value of zero, which is equal to our cost basis. These shares are restricted from resale until their conversion into Class A (voting) shares upon the termination of Visa Inc.'s covered litigation escrow account. As a result of the restriction, these shares are not considered available-for-sale and are not carried at fair value. Converting this Class B common stock to Class A common stock at a conversion rate of 0.4121, the value would be $1.8 million and $1.6 million at December 31, 2014 and 2013, respectively. The conversion rate is subject to further reduction upon the final settlement of the covered litigation against Visa Inc. and its member banks. See Note 13 herein.

We invest in low income housing tax credit funds as a limited partner, which totaled $1.8 million and $926 thousand recorded in other assets as of December 31, 2014 and 2013, respectively. Beginning 2014, we have elected to account for all low income housing investments using the proportional amortization method instead of the cost method. In 2014, we recognized $188 thousand of low income housing tax credits and other tax benefits, net of $145 thousand of amortization expense of low income housing tax credit investment, as a component of income tax benefit for 2014. As of December 31, 2014, our unfunded commitments for these low income housing tax credit funds totaled $1.4 million. We did not recognize any impairment losses on these low income housing tax credit investments during 2014, 2013 or 2012.

Page-80

Note 4:  Loans and Allowance for Loan Losses

Credit Quality of Loans

The majority of our loan activity is with customers located in California, primarily in the counties of Marin, Alameda, Sonoma, San Francisco and Napa. Approximately 87% and 86% at December 31, 2014 and 2013, respectively, of total loans were secured by real estate, while 2% were unsecured at both December 31, 2014 and 2013. At December 31, 2014, 66% of our loans were for commercial real estate, 84% of which were secured by real estate located in Marin, Sonoma, Alameda, San Francisco and Napa counties (California).

Outstanding loans by class and payment aging as of December 31, 2014 and 2013 are as follows:

Loan Aging Analysis by Class as of December 31, 2014 and 2013
(dollars in thousands)	Commercial	Commercial real estate, owner-occupied	Commercial real estate, investor	Construction	Home equity	Other residential [1]	Installment and other consumer	Total
December 31, 2014
30-59 days past due	$183	$—	$—	$—	$646	$—	$180	$1,009
60-89 days past due	—	—	—	—	—	—	—	—
Greater than 90 days past due (nonaccrual) [2]	—	1,403	2,429	5,134	280	—	104	9,350
Total past due	183	1,403	2,429	5,134	926	—	284	10,359
Current	210,040	229,202	671,070	43,279	109,862	73,035	16,504	1,352,992
Total loans [3]	$210,223	$230,605	$673,499	$48,413	$110,788	$73,035	$16,788	$1,363,351
Nonaccrual loans to total loans	—%	0.6%	0.4%	10.6%	0.3%	—%	0.6%	0.7%
December 31, 2013
30-59 days past due	$18	$—	$—	$—	$240	$717	$17	$992
60-89 days past due	—	—	—	—	—	—	3	3
Greater than 90 days past due (nonaccrual) [2]	1,187	1,403	2,807	5,218	234	660	169	11,678
Total past due	1,205	1,403	2,807	5,218	474	1,377	189	12,673
Current	182,086	239,710	622,212	26,359	97,995	71,257	17,030	1,256,649
Total loans [3]	$183,291	$241,113	$625,019	$31,577	$98,469	$72,634	$17,219	$1,269,322
Nonaccrual loans to total loans	0.6%	0.6%	0.4%	16.5%	0.2%	0.9%	1.0%	0.9%

1 Our residential loan portfolio includes no sub-prime loans, nor is it our normal practice to underwrite loans commonly referred to as "Alt-A mortgages," the characteristics of which are loans lacking full documentation, borrowers having low FICO scores or higher loan-to-value ratios.

2 Amounts include $1.4 million of Purchased Credit Impaired ("PCI") loans that have stopped accreting interest at both December 31, 2014 and 2013. Amounts exclude accreting PCI loans of $3.8 million and $5.7 million at December 31, 2014 and 2013, respectively, as we have a reasonable expectation about future cash flows to be collected and we continue to recognize accretable yield on these loans in interest income. There were no accruing loans past due more than ninety days at December 31, 2014 or 2013.

3 Amounts included deferred loan origination costs, net of deferred loan origination fees, of $487 thousand and $24 thousand at December 31, 2014 and 2013, respectively. Amounts were also net of unaccreted purchase discounts on non-PCI loans of $4.4 million and $7.6 million at December 31, 2014 and 2013, respectively.

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

Commercial real estate loans are subject to underwriting standards and processes similar to commercial loans discussed above. We underwrite these loans to be repaid from cash flow and to be supported by real property collateral. Repayment of commercial real estate loans is largely dependent on the successful operation of the property securing the loan, or of the business conducted on the property securing the loan. Underwriting standards for commercial real

Page-81

estate loans include, but are not limited to, conservative debt coverage and loan-to-value ratios. Furthermore, substantially all of our loans are guaranteed by the owners of the properties.  Commercial real estate loans may be adversely affected by conditions in the real estate markets or in the general economy. In the event of a vacancy, strong guarantors have historically carried the loans until a replacement tenant could be found.  The owner's substantial equity investment provides a strong economic incentive to continue to support the commercial real estate projects. As such, we have generally experienced a relatively low level of loss and delinquencies in this portfolio.

Construction loans are generally made to developers and builders to finance land acquisition as well as the subsequent construction. These loans are underwritten after evaluation of the borrower's financial strength, reputation, prior track record, and independent appraisals. The construction industry can be impacted by significant events, including: the inherent volatility of real estate markets and vulnerability to delays due to weather, change orders, inability to obtain construction permits, labor or material shortages, and price changes. Estimates of construction costs and value associated with the complete project may be inaccurate. Repayment of construction loans is largely dependent on the ultimate success of the project.

Consumer loans primarily consist of home equity lines of credit, other residential (tenancy-in-common, or “TIC”) loans, and installment and other consumer loans. We originate consumer loans utilizing credit score information, debt-to-income ratio and loan-to-value ratio analysis. Diversification, coupled with relatively small loan amounts that are spread across many individual borrowers, mitigates risk. Additionally, trend reports are reviewed by Management on a regular basis. Underwriting standards for home equity lines of credit include, but are not limited to, a conservative loan-to-value ratio, the number of such loans a borrower can have at one time, and documentation requirements. Our residential loans, mostly secured by TIC units in San Francisco, tend to have more equity in their properties than conventional residential mortgages, which mitigates risk. Installment and other consumer loans include mostly floating home loans and mobile home loans along with a small number of installment loans.

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

Doubtful - Critical weaknesses that make collection or liquidation in full improbable. There may be specific pending events that work to strengthen the asset; however, the amount or timing of the loss may not be determinable. Pending events generally occur within one year of the asset being classified as Doubtful. Examples include: merger, acquisition, or liquidation; capital injection; guarantee; perfecting liens on additional collateral; and refinancing. Such loans are placed on nonaccrual status and usually are collateral-dependent.

We regularly review our credits for accuracy of risk grades whenever new information is received. Borrowers are required to submit financial information at regular intervals:

Page-82

•
Generally, commercial borrowers with lines of credit are required to submit financial information with reporting intervals ranging from monthly to annually depending on credit size, risk and complexity.

•	Investor commercial real estate borrowers are generally required to submit rent rolls or property income statements at least annually.

•	Construction loans are monitored monthly, and reviewed on an ongoing basis.

•	Home equity and other consumer loans are reviewed based on delinquency.

•	Loans graded “Watch” or more severe, regardless of loan type, are reviewed no less than quarterly.

The following table represents our analysis of loans by internally assigned grades, including PCI loans, at December 31, 2014 and 2013:

(in thousands)	Commercial	Commercial real estate, owner-occupied	Commercial real estate, investor	Construction	Home equity	Other residential	Installment and other consumer	Purchased credit-impaired	Total
Credit Risk Profile by Internally Assigned Grade:
December 31, 2014
Pass	$197,659	$205,820	$651,548	$41,710	$107,933	$70,987	$16,101	$2,210	$1,293,968
Special Mention	6,776	10,406	13,304	1,008	322	—	190	1,140	33,146
Substandard	5,464	11,763	6,473	5,684	2,466	2,048	497	1,842	36,237
Total loans	$209,899	$227,989	$671,325	$48,402	$110,721	$73,035	$16,788	$5,192	$1,363,351

December 31, 2013
Pass	$162,625	$216,537	$609,157	$25,069	$93,792	$69,176	$16,336	$1,340	$1,194,032
Special Mention	13,990	16,533	8,570	725	2,164	1,047	227	894	44,150
Substandard	6,343	3,224	5,413	5,768	2,444	2,411	656	4,881	31,140
Total loans	$182,958	$236,294	$623,140	$31,562	$98,400	$72,634	$17,219	$7,115	$1,269,322

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

Page-83

The table below summarizes outstanding TDR loans by loan class as of December 31, 2014 and 2013. The summary includes those TDRs that are on nonaccrual status and those that continue to accrue interest.

(in thousands)	As of
Recorded investment in Troubled Debt Restructurings [1]	December 31, 2014	December 31, 2013

Commercial	$3,584	$5,117
Commercial real estate, owner-occupied	8,459	4,333
Commercial real estate, investor	524	534
Construction	5,684	6,335
Home equity	694	506
Other residential	2,045	2,063
Installment and other consumer	1,713	1,693
Total	$22,703	$20,581

1 Includes $15.9 million and $12.9 million of TDR loans that were accruing interest as of December 31, 2014 and 2013 respectively.

The table below presents the following information for TDRs modified during the periods presented: number of contracts modified, the recorded investment in the loans prior to modification, and the recorded investment in the loans after the loans were restructured. The table below excludes fully paid-off or fully charged-off TDR loans.

(dollars in thousands)	Number of Contracts Modified	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment at period end
Troubled Debt Restructurings during the year ended December 31, 2014:
Commercial	6	$1,039	$1,258	$1,251
Commercial real estate, owner occupied	1	4,226	4,216	4,175
Home equity	2	224	224	220
Other residential	2	964	1,312	1,309
Installment and other consumer	6	281	278	268
Total	17	$6,734	$7,288	$7,223
Troubled Debt Restructurings during the year ended December 31, 2013:
Commercial	8	$1,176	$1,377	$1,274
Commercial real estate, owner occupied	1	2,961	2,956	2,930
Commercial real estate, investor	1	539	538	534
Construction	3	7,135	7,156	5,368
Installment and other consumer	2	11	9	7
Total	15	$11,822	$12,036	$10,113

Troubled Debt Restructurings during the year ended December 31, 2012:
Commercial	14	$9,980	$9,903	$5,965
Construction	2	2,793	2,793	1,760
Home Equity	2	472	473	469
Other residential	2	1,422	1,401	1,392
Installment and other consumer	2	231	231	228
Total	22	$14,898	$14,801	$9,814

Modifications during the years ended December 31, 2014 and 2013 primarily involved maturity or payment extensions and interest rate concessions or some combination thereof. Modifications in 2012 primarily involved payment

Page-84

extensions, forbearance, and interest rate concessions. During 2014 and 2013, there were no defaults on TDR loans that had been modified as troubled debt restructuring within the prior twelve-month period. There were three commercial loans, two commercial real estate loans and one construction loan modified as troubled debt restructurings within the previous twelve months with recorded investments of $4.5 million that subsequently defaulted and $730 thousand were charged-off, net of recoveries, in the year ended December 31, 2012. We are reporting these defaulted TDRs based on a payment default definition of more than ninety days past due.

Allowance for Loan Losses

Beginning with the quarter-ended September 30, 2013, Management refined the methodology for estimating general allowances in order to provide a more comprehensive evaluation of the potential risk of loss in our loan portfolio. This analysis encompasses our entire loan portfolio and excludes acquired loans where the discount has not been fully accreted, as acquired loans are recorded at their estimated fair values at the acquisition date, factoring in credit losses expected to be incurred over the life of the loan. For allowance established on acquired loans, refer to Note 1. Under the prior model, loans were pooled into the following segments:

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

Under the new model, the loans are evaluated on a pool basis by loan segment which is further delineated by Federal regulatory reporting codes ("CALL codes"). Each segment is assigned an expected loss factor which is primarily based on a twenty quarter look-back at our historical losses for that particular segment, as well as a number of other factors. We believe this change in methodology will provide a more comprehensive evaluation of the potential risk in our portfolio because the additional delineation by call code establishes a stronger focus on areas of weakness and strength within the portfolio. Loans are pooled into the following segments under the new model:

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

Page-85

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

Lastly, we added a subjective factor for the impact of the acquisition in 2013, which represented approximately $800 thousand in reserves allocated to loan classes, which would have been unallocated under the previous methodology.

	For the year ended December 31, 2013
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

Page-86

Impaired Loan Balances and Their Related Allowance by Major Classes of Loans

The table below summarizes information on impaired loans and their related allowances. Total impaired loans include nonaccrual loans, accruing TDR loans and accreting PCI loans that have experienced post-acquisition declines in cash flows expected to be collected.

(in thousands)	Commercial	Commercial real estate, owner-occupied	Commercial real estate, investor	Construction	Home equity	Other residential	Installment and other consumer	Total
December 31, 2014
Recorded investment in impaired loans:
With no specific allowance recorded	$1,141	$5,577	$2,954	$5,134	$393	$1,026	$239	$16,464
With a specific allowance recorded	2,443	2,882	—	561	300	1,019	1,554	8,759
Total recorded investment in impaired loans	$3,584	$8,459	$2,954	$5,695	$693	$2,045	$1,793	$25,223
Unpaid principal balance of impaired loans:
With no specific allowance recorded	$1,186	$6,577	$4,945	$7,824	$880	$1,026	$239	$22,677
With a specific allowance recorded	2,524	2,882	—	749	300	1,019	1,554	9,028
Total unpaid principal balance of impaired loans	$3,710	$9,459	$4,945	$8,573	$1,180	$2,045	$1,793	$31,705
Specific allowance	$694	$65	$—	$3	$—	$92	$284	$1,138
Average recorded investment in impaired loans during 2014	$5,354	$6,604	$3,138	$6,471	$741	$1,744	$1,857	$25,909
Interest income recognized on impaired loans during 2014	$378	$288	$28	$85	$19	$74	$76	$948

December 31, 2013
Recorded investment in impaired loans:
With no specific allowance recorded	$977	$1,403	$3,341	$2,806	$349	$1,254	$112	$10,242
With a specific allowance recorded	4,725	4,085	—	3,927	157	809	1,750	15,453
Total recorded investment in impaired loans	$5,702	$5,488	$3,341	$6,733	$506	$2,063	$1,862	$25,695
Unpaid principal balance of impaired loans:
With no specific allowance recorded	$977	$3,060	$5,333	$5,547	$835	$1,254	$154	$17,160
With a specific allowance recorded	4,930	5,088	—	4,114	157	809	1,750	16,848
Total recorded investment in impaired loans	$5,907	$8,148	$5,333	$9,661	$992	$2,063	$1,904	$34,008
Specific allowance	$1,170	$90	$—	$341	$1	$23	$364	$1,989
Average recorded investment in impaired loans during 2013	$7,168	$3,519	$5,847	$7,200	$909	$2,632	$1,872	$29,147
Interest income recognized on impaired loans during 2013	$476	$253	$14	$249	$29	$89	$71	$1,181
Average recorded investment in impaired loans during 2012	$11,772	$1,538	$5,135	$12,909	$1,314	$2,509	$2,151	$37,328
Interest income recognized on impaired loans during 2012	$803	$111	$512	$570	$32	$175	$96	$2,299

The gross interest income that would have been recorded had nonaccrual loans been current totaled $762 thousand, $1.0 million and $937 thousand in the years ended December 31, 2014, 2013 and 2012 respectively. $171 thousand, $229 thousand and $182 thousand interest income was recognized during the time the loans were considered impaired using the cash-basis method of accounting in 2014, 2013 and 2012, respectively. PCI loans are excluded from the foregone interest data above as their accretable yield interest recognition is independent from the underlying contractual loan delinquency status. See “Purchased Credit-Impaired Loans” below for further discussion.

Management monitors delinquent loans continuously and identifies problem loans, generally loans graded substandard or worse, to be evaluated individually for impairment testing. Generally, we charge off our estimated losses related to specifically-identified impaired loans when they are deemed uncollectible. The charged-off portion of impaired loans outstanding at December 31, 2014 totaled approximately $5.5 million.  At December 31, 2014, there were $1.4 million of outstanding commitments to extend credit on impaired loans, including loans to borrowers whose terms have been modified in troubled debt restructurings.

Page-87

The following table discloses loans by major portfolio category and activity in the ALLL, as well as the related ALLL disaggregated by impairment evaluation method:

Allowance for Loan Losses and Recorded Investment in Loans as of and for the year ended December 31, 2014
(dollars in thousands)	Commercial	Commercial real estate, owner-occupied	Commercial real estate, investor	Construction	Home equity	Other residential	Installment and other consumer	Unallocated	Total

For the year ended December 31, 2014
Allowance for loan losses:
Beginning balance	$3,056	$2,012	$6,196	$633	$875	$317	$629	$506	$14,224
Provision (reversal)	(321)	(93)	431	314	(19)	116	(141)	463	750
Charge-offs	(66)	—	—	(204)	—	—	(7)	—	(277)
Recoveries	168	5	45	96	3	—	85	—	402
Ending balance	$2,837	$1,924	$6,672	$839	$859	$433	$566	$969	$15,099

Ending ALLL related to loans collectively evaluated for impairment	$2,143	$1,859	$6,672	$836	$859	$341	$282	$969	$13,961
Ending ALLL related to loans individually evaluated for impairment	$690	$65	$—	$—	$—	$92	$284	$—	$1,131
Ending ALLL related to purchased credit-impaired loans	$4	$—	$—	$3	$—	$—	$—	$—	$7

Loans outstanding:
Collectively evaluated for impairment	$206,603	$220,933	$668,371	$42,718	$110,028	$70,990	$14,995	$—	$1,334,638
Individually evaluated for impairment[1]	3,296	7,056	2,954	5,684	693	2,045	1,793	—	23,521
Purchased credit-impaired	324	2,616	2,174	11	67	—	—	—	5,192
Total	$210,223	$230,605	$673,499	$48,413	$110,788	$73,035	$16,788	$—	$1,363,351
Ratio of allowance for loan losses to total loans	1.35%	0.83%	0.99%	1.73%	0.78%	0.59%	3.37%	NM	1.11%
Allowance for loan losses to nonaccrual loans	NM	137%	275%	16%	307%	NM	544%	NM	161%

1 Total excludes $1.7 million of PCI loans that have experienced post-acquisition declines in cash flows expected to be collected. These loans are included in the "purchased credit-impaired" amount in the next line below.

NM Not Meaningful

Page-88

Allowance for Loan Losses and Recorded Investment in Loans as of and for the year ended December 31, 2013
(dollars in thousands)	Commercial	Commercial real estate, owner-occupied	Commercial real estate, investor	Construction	Home equity	Other residential	Installment and other consumer	Unallocated	Total
As of December 31, 2013:
Allowance for loan losses:
Beginning balance	$4,100	$1,313	$4,372	$611	$1,264	$551	$1,231	$219	$13,661
Provision (reversal)	(1,393)	615	1,940	83	(223)	(234)	(535)	287	540
Charge-offs	(672)	—	(156)	(62)	(176)	—	(88)	—	(1,154)
Recoveries	1,021	84	40	1	10	—	21	—	1,177
Ending balance	$3,056	$2,012	$6,196	$633	$875	$317	$629	$506	$14,224

Ending ALLL related to loans collectively evaluated for impairment	$1,886	$1,922	$6,196	$292	$874	$294	$265	$506	$12,235
Ending ALLL related to loans individually evaluated for impairment	$987	$31	$—	$341	$1	$23	$364	$—	$1,747
Ending ALLL related to purchased credit-impaired loans	$183	$59	$—	$—	$—	$—	$—	$—	$242

Loans outstanding:
Collectively evaluated for impairment	$177,550	$233,330	$619,833	$24,829	$97,894	$70,571	$15,357	$—	$1,239,364
Individually evaluated for impairment[1]	5,408	2,930	3,341	6,733	506	2,063	1,862	—	22,843
Purchased credit-impaired	333	4,853	1,845	15	69	—	—	—	7,115
Total	$183,291	$241,113	$625,019	$31,577	$98,469	$72,634	$17,219	$—	$1,269,322
Ratio of allowance for loan losses to total loans	1.67%	0.83%	0.99%	2.00%	0.89%	0.44%	3.65%	NM	1.12%
Allowance for loan losses to nonaccrual loans	257%	143%	221%	12%	374%	48%	372%	NM	122%

1 Total excludes $2.9 million PCI loans that have experienced credit deterioration post-acquisition, which are included in the "purchased credit-impaired" amount in the next line below.

NM Not Meaningful

Allowance for Loan Losses Rollforward for the year ended December 31, 2012
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

Purchased Credit-Impaired Loans

We evaluated loans purchased in acquisitions in accordance with accounting guidance in ASC 310-30 related to loans acquired with deteriorated credit quality. Acquired loans are considered credit-impaired if there is evidence of deterioration of credit quality since origination and it is probable, at the acquisition date, that we will be unable to collect all contractually required payments receivable. Management determined certain loans purchased in the Acquisition to be PCI loans based on credit indicators such as nonaccrual status, past due status, loan risk grade, loan-to-value ratio, etc. Revolving credit agreements (e.g. home equity lines of credit and revolving commercial loans) are not considered PCI loans as cash flows cannot be reasonably estimated.

Page-89

For acquired loans not considered credit-impaired, the difference between the contractual amounts due (principal amount) and the fair value is accounted for subsequently through accretion. We elect to recognize discount accretion based on the acquired loan’s contractual cash flows using an effective interest rate method. The accretion is recognized through the net interest margin.

The following table presents the fair value of purchased credit-impaired and other loans acquired from Bank of Alameda as of the acquisition date:

	November 29, 2013
(in thousands)	Purchased credit-impaired loans	Other purchased loans		Total
Contractually required payments including interest	$5,706	$211,769		$217,475
Less: nonaccretable difference	(1,183)	—		(1,183)
Cash flows expected to be collected (undiscounted)	4,523	211,769		216,292
Accretable yield	(707)	(41,826)	[1]	(42,533)
Fair value of purchased loans	$3,816	$169,943		$173,759

1 $6.6 million of the $41.8 million represents the difference between the contractual principal amounts due and the fair value. This discount is to be accreted to interest income over the remaining lives of the loans. The remaining $35.2 million is the contractual interest to be earned over the life of the loans.

The following table reflects the outstanding balance and related carrying value of PCI loans as of the acquisition date:

	November 29, 2013
PCI Loans (in thousands)	Unpaid principal balance	Fair value
Commercial	$847	$369
Commercial real estate	3,757	3,362
Construction	150	16
Home equity	239	69
Total purchased credit-impaired loans	$4,993	$3,816

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

The cash flows expected to be collected are updated each quarter based on current assumptions regarding default rates, loss severities, and other factors that are reflective of current market conditions. Probable decreases in expected cash flows after acquisition result in the recognition of impairment as a specific allowance for loan losses or a charge-off to the allowance. The increase of specific allowance for PCI loan losses amounted to $3 thousand, $203 thousand and $36 thousand during 2014, 2013 and 2012 respectively. Probable and significant increases in expected cash flows would first reverse any related allowance for loan losses and any remaining increases would be recognized prospectively as interest income over the estimated remaining lives of the loans. During 2014, 2013 and 2012, the amount of reduction in the allowance for loan losses established for PCI loans due to the increase in the present value of cash flows expected to be collected was $238 thousand, $237 thousand and $76 thousand, respectively. The impact of changes in variable interest rates is recognized prospectively as adjustments to interest income.

Page-90

The non-accretable difference represents the difference between the undiscounted contractual cash flows and the undiscounted expected cash flows, and also reflects the estimated credit losses in the acquired loan portfolio at the acquisition date and can fluctuate due to changes in expected cash flows during the life of the PCI loans.

The following table reflects the outstanding balance and related carrying value of PCI loans related to the 2013 NorCal acquisition and the 2011 Charter Oak acquisition as of December 31, 2014 and 2013:

	December 31, 2014		December 31, 2013
PCI Loans (dollars in thousands)	Unpaid principal balance	Carrying value	Unpaid principal balance	Carrying value
Commercial	$479	$324	$1,094	$333
Commercial real estate	6,831	4,790	9,152	6,698
Construction	136	11	149	15
Home equity	232	67	239	69
Total purchased credit-impaired loans	$7,678	$5,192	$10,634	$7,115

The activities in the accretable yield, or income expected to be earned, for PCI loans were as follows:

Accretable Yield	Years ended
(dollars in thousands)	December 31, 2014	December 31, 2013	December 31, 2012
Balance at beginning of period	$3,649	$3,960	$5,405
Additions	—	707	—
Removals [1]	(273)	(793)	(1,221)
Accretion	(613)	(725)	(1,641)
Reclassifications (to)/from nonaccretable difference [2]	1,264	500	1,417
Balance at end of period	$4,027	$3,649	$3,960

1 Represents the accretable difference that is relieved when a loan exits the PCI population due to payoff, full charge-off, or transfer to repossessed assets, etc.

2 Primarily relates to changes in expected credit performance and changes in expected timing of cash flows.

 Pledged Loans

Our FHLB line of credit is secured under terms of a blanket collateral agreement by a pledge of certain qualifying loans with an unpaid principal balance of $868.1 million and $716.2 million at December 31, 2014 and 2013, respectively. Our FHLB line of credit totaled $450.6 million and $416.3 million at December 31, 2014 and 2013, respectively. In addition, we pledge a certain residential loan portfolio, which totaled $27.7 million and $24.4 million at December 31, 2014 and 2013, respectively, to secure our borrowing capacity with the Federal Reserve Bank (“FRB”). Also see Note 8 below.

Related Party Loans

The Bank has, and expects to have in the future, banking transactions in the ordinary course of its business with directors, officers, principal shareholders and their associates. These transactions, including loans, are granted on substantially the same terms, including interest rates and collateral on loans, as those prevailing at the same time for comparable transactions with persons not related to us. Likewise, these transactions do not involve more than the normal risk of collectability or present other unfavorable features.

Page-91

An analysis of net loans to related parties for each of the three years ended December 31, 2014, 2013 and 2012 is as follows:

(in thousands)	2014	2013	2012
Balance at beginning of year	$3,749	$3,425	$6,866
Additions	—	550	826
Advances	—	569	3
Repayments	(420)	—	(2,730)
Reclassified as unrelated-party loan	—	(795)	(1,540)
Balance at end of year	$3,329	$3,749	$3,425

The undisbursed commitment to related parties was $988 thousand as of December 31, 2014.

Note 5:  Bank Premises and Equipment

A summary of Bank premises and equipment at December 31 follows:

(in thousands)	2014	2013
Leasehold improvements	$13,866	$12,684
Furniture and equipment	9,040	7,888
Subtotal	22,906	20,572
Accumulated depreciation and amortization	(13,047)	(11,462)
Bank premises and equipment, net	$9,859	$9,110

The amount of depreciation and amortization was $1.6 million for the year ended December 31, 2014, and $1.4 million for the years ended December 31, 2013 and 2012, respectively.

We contracted with a construction company managed and owned by a member of the Board of Directors of the Bank and Bancorp for the construction of leasehold improvements to our corporate office. During 2014 there were no payments made to the construction company. In 2013 and 2012, we paid $70 thousand and $29 thousand, respectively, for these improvements.

Note 6:  Bank Owned Life Insurance

We have purchased life insurance policies on the lives of certain officers designated by the Board of Directors to finance employee benefit programs as of December 31, 2014. Death benefits provided under the specific terms of these programs are estimated to be $63.7 million at December 31, 2014 and the benefits to employees' beneficiaries are limited to the employee's active service period. The investment in bank owned life insurance policies are reported in interest receivable and other assets at their cash surrender value of $28.6 million and $27.8 million at December 31, 2014 and December 31, 2013, respectively. The cash surrender value includes both the original premiums paid for the life insurance policies and the accumulated accretion of policy income since inception of the policies. Income of $841 thousand, $954 thousand and $762 thousand was recognized on the life insurance policies in 2014, 2013 and 2012, respectively. 2013 BOLI income includes a $228 thousand benefit realized on the death of an insured employee. We regularly monitor the credit ratings of our insurance carriers to ensure that they are in compliance with our policy.

Page-92

Note 7:  Deposits

A stratification of time deposits at December 31, 2014 and 2013 is presented in the following table:

(in thousands)	December 31, 2014	December 31, 2013

Time deposits of less than $100 thousand	$44,130	$50,200
Time deposits of $100 thousand to $250 thousand	58,240	64,343
Time deposits of more than $250 thousand	47,344	47,325
Total time deposits	$149,714	$161,868

Interest on time deposits was $917 thousand, $922 thousand and $1.2 million in 2014, 2013 and 2012, respectively.

Scheduled maturities of time deposits at December 31, 2014 are presented as follows:

(in thousands)	2015	2016	2017	2018	2019	Thereafter	Total
Scheduled maturities of time deposits	$87,271	$29,334	$16,406	$8,177	$8,526	$—	$149,714

As of December 31, 2014, $68.9 million in securities held-to-maturity and $4.9 million securities available-for-sale were pledged as collateral for our local agency deposits.

The aggregate amount of deposit overdrafts that have been reclassified as loan balances was $380 thousand and $207 thousand at December 31, 2014 and 2013, respectively. Collectability of these overdrafts is subject to the same credit review process as other loans.

The Bank accepts deposits from shareholders, directors and employees in the normal course of business, and the terms are comparable to those with non-affiliated parties. The total deposits from directors and their businesses, and executive officers were $8.8 million and $8.1 million at December 31, 2014 and 2013, respectively.

Note 8: Borrowings

Federal Funds Purchased – We had unsecured lines of credit totaling $72.0 million and $87.0 million with correspondent banks for overnight borrowings at December 31, 2014 and 2013, respectively.  In general, interest rates on these lines approximate the federal funds target rate. At December 31, 2014 and December 31, 2013, we had no overnight borrowings outstanding under these credit facilities.

Federal Home Loan Bank Borrowings – As of December 31, 2014 and 2013, we had lines of credit with the FHLB totaling $450.6 million and $416.3 million, respectively, based on asset size and eligible collateral of certain loans.  At December 31, 2014 and 2013, we had no FHLB overnight borrowings.

On February 5, 2008, we entered into a ten-year borrowing agreement under the same FHLB line of credit for $15.0 million at a fixed rate of 2.07%, which remained outstanding at December 31, 2014. Interest-only payments are required every three months until the entire principal is due on February 5, 2018. The FHLB has the unconditional right to accelerate the due date on May 5, 2015 and every three months thereafter (the “put dates”). If the FHLB exercises its right to accelerate the due date, the FHLB will offer replacement funding at the current market rate, subject to certain conditions. We must comply with the put date, but are not required to accept replacement funding.

At December 31, 2014, $435.3 million was remaining as available for borrowing from the FHLB, net of the term borrowing and a standby letter of credit totaling $241 thousand.

Federal Reserve Line of Credit – We have a line of credit with the Federal Reserve Bank ("FRB") secured by a certain residential loan portfolio.  At December 31, 2014 and 2013, we had borrowing capacity under this line totaling $27.7 million and $24.4 million, respectively, and had no outstanding borrowings with the FRB.

Page-93

As part of the Acquisition, we assumed two subordinated debentures due to NorCal Community Bancorp Trusts I and II (the "Trusts"), established for the sole purpose of issuing trust preferred securities on September 22, 2003 and December 29, 2005, respectively. The subordinated debentures were recorded at fair values totaling $4.95 million at acquisition date with contractual values totaling $8.2 million. The difference between the contractual balance and the fair value at acquisition date is accreted into interest expense over the lives of the debentures. Accretion on the subordinated debentures totaled $216 thousand in 2014 and $19 thousand in 2013. The Trusts have the option to defer payment of the distributions for a period of up to five years, as long as there is no default on the subordinated debentures. In the event of interest deferral, dividends to Bank of Marin Bancorp common stockholders are prohibited. The trust preferred securities were sold and issued in private transactions pursuant to an exemption from registration under the Securities Act of 1933, as amended. Bancorp has guaranteed, on a subordinated basis, distributions and other payments due on trust preferred securities totaling $8.0 million issued by the Trusts which have identical maturity, repricing and payment terms as the subordinated debentures.
The following is a summary of the contractual terms of the subordinated debentures due to the Trusts as of December 31, 2014:

(in thousands)
Subordinated debentures due to NorCal Community Bancorp Trust I on October 7, 2033 with interest payable quarterly, based on 3-month LIBOR plus 3.05%, repricing quarterly (3.28% as of December 31, 2014), redeemable, in whole or in part, on any interest payment date	$4,124
Subordinated debentures due to NorCal Community Bancorp Trust II on March 15, 2036 with interest payable quarterly, based on 3-month LIBOR plus 1.40%, repricing quarterly (1.64% as of December 31, 2014), redeemable, in whole or in part, on any interest payment date	$4,124

Total	$8,248

Borrowings at December 31, 2014 and 2013 are summarized as follows:

	2014			2013
(dollars in thousands)	Carrying Value	Average Balance	Average Rate	Carrying Value	Average Balance	Average Rate
FHLB borrowings	$15,000	$15,004	2.07%	$15,000	$19,054	1.67%
Subordinated debentures	$5,185	$5,070	8.36%	$4,969	$407	8.48%

Page-94

Note 9:  Stockholders' Equity and Stock Plans

Warrant

Under the United States Department of the Treasury Capital Purchase Program (the “TCPP”), Bancorp issued to the U.S. Treasury a warrant to purchase 154,242 shares of common stock at a per share exercise price of $27.23. The warrant was immediately exercisable and expires on December 5, 2018. The warrant was subsequently auctioned to two institutional investors in November 2011 and remains outstanding. It is adjusted for cash dividend increases to represent a right to purchase 156,945 shares of common stock at $26.76 per share as of December 31, 2014 in accordance with Section 13(c) of the Form of Warrant to Purchase Common Stock.

Share-Based Awards

On May 11, 2010, our shareholders approved the 2010 Director Stock Plan to pay director fees in shares of Bancorp common stock up to 150,000 shares. In 2014, 2013 and 2012, our directors were awarded a total of 5,306, 5,619 and 5,270 common shares, respectively, from the 2010 Director Stock Plan in addition to their cash compensation. As of December 31, 2014, 124,505 shares were available for future grants under this plan.

On May 8, 2007, the 2007 Equity Plan was approved by the Bank shareholders. The 2007 Equity Plan was subsequently adopted by Bancorp as part of the holding company formation. All new share-based awards from the approval date forward are granted through the 2007 Equity Plan.

The 2007 Equity Plan provides financial incentives for selected employees, advisors and non-employee directors. Terms of the plan provide for the issuance of up to 500,000 shares of common stock for these employees, advisors and non-employee directors. As of December 31, 2014, there were 248,485 shares available for future grants under the 2007 Equity Plan. The Compensation Committee of the Board of Directors has the discretion to determine which employees, advisors and non-employee directors will receive an award, the timing of awards, the vesting schedule for each award, the type of award to be granted, the number of shares of Bancorp stock to be subject to each option and restricted stock award, and any other terms and conditions. Restricted or unrestricted whole-share awards are limited to 250,000 of the total shares available under the 2007 Equity Plan. In 2014, there were 10,051 stock options granted to a director from the 2007 Equity Plan. During 2013 and 2012, there were no share-based awards granted to directors from the 2007 Equity Plan.

Effective July 1, 2007, we adopted an Employee Stock Purchase Plan whereby our employees may purchase Bancorp common shares through payroll deductions of between one percent and fifteen percent of pay in each pay period. Shares are purchased quarterly at a five percent discount from the closing market price on the last day of the quarter. The plan calls for 200,000 common shares to be set aside for employee purchases, and there were 193,925 shares available for future grants under the plan as of December 31, 2014.

The inactive 1999 Stock Option Plan covered certain full-time employees and directors who had substantial responsibility for the successful operation of the Bank. Stock options granted pursuant to the 1999 Stock Option Plan were subsequently adopted by Bancorp as part of the holding company formation. Stock options under that plan now relate to shares of common stock of Bancorp. Upon approval of the 2007 Equity Plan, no new awards have been granted under the 1999 Stock Option Plan.

Options are issued at an exercise price equal to the fair value of the stock at the date of grant. Options to officers and employees granted prior to January 1, 2006 vested 20% immediately and 20% on each anniversary of the grant date for four years. Options granted subsequent to January 1, 2006 and restricted stock awards vested 20% on each anniversary of the grant date for five years. All officer and employee options expire ten years from the grant date. Options granted to non-employee directors vest 20% immediately and 20% on each anniversary of the grant date for four years. Director options expire seven years from the grant date.

Page-95

A summary of activity for stock options for the years ended December 31, 2014, 2013 and 2012 is presented below. The intrinsic value of options outstanding and exercisable is calculated as the number of in-the-money options times the difference between the market price of our stock as of each year end presented and the exercise prices of the in-the-money options.

					Weighted
					Average
		Weighted		Weighted	Remaining
		Average	Aggregate	Average	Contractual
	Number of	Exercise	Intrinsic Value	Grant-Date	Term
	Shares	Price	(in thousands)	Fair Value	(in years)

Options outstanding at December 31, 2011	299,806	$30.71	$2,068		4.70
Granted	23,930	38.18		$9.82
Cancelled, expired or forfeited	(640)	31.51
Exercised	(37,563)	27.70	400
Options outstanding at December 31, 2012	285,533	31.73	1,661		4.43

Exercisable (vested) at December 31, 2012	217,232	31.15	1,372		3.39

Options outstanding at December 31, 2012	285,533	31.73	1,661		4.43
Granted	30,000	39.99		10.59
Cancelled, expired or forfeited	(23,840)	35.12
Exercised	(71,237)	31.13	664
Options outstanding at December 31, 2013	220,456	32.74	2,349		4.05

Exercisable (vested) at December 31, 2013	163,301	31.09	2,008		2.56

Options outstanding at December 31, 2013	220,456	32.74	2,349		4.05
Granted	26,421	44.83		12.04
Cancelled, expired or forfeited	(2,790)	39.01
Exercised	(49,415)	29.39	771
Options outstanding at December 31, 2014	194,672	35.14	3,398		4.48

Exercisable (vested) at December 31, 2014	133,153	32.31	2,701		2.88

The following table shows the number, weighted average exercise price, intrinsic value, and weighted average remaining contractual life of options outstanding, vested and expected to vest as of December 31, 2014.

Number of options	193,945
Weighted average exercise price	$35.11
Aggregate intrinsic value (in thousands)	$3,390
Weighted average remaining contractual term (in years)	4.46

Page-96

The following table summarizes non-vested restricted stock awards and changes during the years ended December 31, 2014, 2013 and 2012.

	Restricted Stock Awards
		Weighted
		Average
	Number of	Grant-Date
	Shares	Fair Value
Non-vested awards at December 31, 2011	18,165	$30.52
Granted	9,030	38.18
Vested	(5,205)	29.17
Forfeited	(380)	30.05
Non-vested awards at December 31, 2012	21,610	34.05

Non-vested awards at December 31, 2012	21,610	$34.05
Granted	11,850	39.96
Vested	(6,941)	31.42
Forfeited	(3,998)	36.19
Non-vested awards at December 31, 2013	22,521	37.59

Non-vested awards at December 31, 2013	22,521	$37.59
Granted	8,523	45.36
Vested	(6,554)	34.65
Forfeited	(2,067)	39.32
Non-vested awards at December 31, 2014	22,423	41.25

As of December 31, 2014, there was $1.2 million of total unrecognized compensation expense related to non-vested stock options and restricted stock awards. This cost is expected to be recognized over a weighted-average period of approximately three years. The total grant-date fair value of option shares vested during the years ended December 31, 2014, 2013 and 2012 was $182 thousand, $187 thousand and $212 thousand, respectively. The total grant-date fair value of restricted stock awards vested during 2014, 2013 and 2012 was $227 thousand, $218 thousand and $152 thousand, respectively.

A summary of the options outstanding and exercisable by price range as of December 31, 2014 is presented in the following table:

	Stock Options Outstanding as of December 31, 2014			Stock Options Exercisable as of December 31, 2014

		Remaining	Weighted		Weighted
	Stock Options	Contractual Life	Average	Stock Options	Average
Range of Exercise Prices	Outstanding	(in years)	Exercise Price	Exercisable	Exercise Price
$20.01 - $25.00	14,738	4.3	$22.25	14,738	$22.25
$25.01 - $30.00	21,631	2.0	27.75	21,631	27.75
$30.01 - $35.00	62,856	1.7	33.33	60,816	33.34
$35.01 - $40.00	53,086	5.8	37.48	30,658	36.66
$40.01 - $45.00	29,551	7.9	41.95	5,310	41.83
$45.01 - $50.00	12,810	9.3	45.88	—	—
	194,672	4.5	35.14	133,153	32.31

The fair value of stock options on the grant date is recorded as a stock-based compensation expense in the consolidated statements of comprehensive income over the requisite service period with a corresponding increase in common stock. Stock-based compensation also includes compensation expense related to the issuance of restricted stock awards pursuant to the 2007 Equity Plan. The grant-date fair value of the restricted stock awards, which equals intrinsic value

Page-97

on that date, is being recorded as compensation expense over the requisite service period with a corresponding increase in common stock as the shares vest. Total compensation cost for these share-based payment arrangements was $446 thousand, $403 thousand and $408 thousand during 2014, 2013 and 2012, respectively, and the total recognized tax benefits related thereto were $128 thousand, $109 thousand and $105 thousand, respectively. In addition, we record excess tax benefits, if any, on the exercise of non-qualified stock options, the disqualifying disposition of incentive stock options and vesting of restricted stock awards as an addition to common stock with a corresponding decrease in current taxes payable. The tax benefit realized from disqualifying dispositions of incentive stock options recognized in the consolidated statements of comprehensive income during 2014, 2013 and 2012 was $76 thousand, $94 thousand and $35 thousand, respectively.

We determine the fair value of stock options at the grant date using the Black-Scholes pricing model that takes into account the stock price at the grant date, the exercise price, the expected life of the option, the volatility of the underlying stock, the expected dividend yield and the risk-free interest rate over the expected life of the option. The expected term of options granted is derived from historical data on employee exercise and post-vesting employment termination behavior. The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. Expected volatility is based on the historical volatility of the common stock over the most recent period that is generally commensurate with the expected life of the options. The weighted-average assumptions used in the pricing model are noted in the table below.

	Years ended December 31,
	2014	2013	2012
Risk-free interest rate	2.04%	1.60%	1.60%
Expected dividend yield on common stock	1.70%	1.80%	1.78%
Expected life in years	6.0	6.8	7.0
Expected price volatility	30.32%	30.01%	28.70%

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

Dividends

Presented below is a summary of cash dividends paid to common shareholders, recorded as a reduction of retained earnings.

	Years ended December 31,
(in thousands except per share data)	2014	2013	2012
Cash dividends to common stockholders	$4,733	$3,970	$3,751
Cash dividends per common share	0.80	0.73	0.70

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

Under the California Corporations Code effective January 1, 2012, payment of dividends by Bancorp is restricted to the amount of retained earnings immediately prior to the distribution or the amount of assets that exceeds the total

Page-98

liabilities immediately after the distribution. As of December 31, 2014, Bancorp's retained earnings and the amount of assets that exceeds the total liabilities were $116.5 million and $200.0 million, respectively.

Under the California Financial Code, payment of dividends by the Bank to Bancorp is restricted to the lesser of retained earnings or the amount of undistributed net profits of the Bank from the three most recent fiscal years. Under this restriction, approximately $23.3 million of the Bank's retained earnings balance was available for payment of dividends to Bancorp as of December 31, 2014. Bancorp holds $3.2 million in cash at December 31, 2014. This cash, combined with the $23.3 million dividends available to be distributed from the Bank, is expected to be adequate to cover Bancorp's estimated operational needs and cash dividends to shareholders for 2015.

Preferred Stock and Shareholder Rights Plan

On July 2, 2007, Bancorp executed a shareholder rights agreement (“Rights Agreement”) designed to discourage takeovers that involve abusive tactics or do not provide fair value to shareholders. As of December 31, 2014, Bancorp was also authorized to issue five million shares of preferred stock with no par value under the Rights Agreement. In the event of a proposed merger, tender offer or other attempt to gain control of Bancorp that the Board of Directors does not approve, it might be possible for the Board of Directors to authorize the issuance of shares of common or preferred stock that would impede the completion of such a transaction. An effect of the possible issuance of common or preferred stock, therefore, may be to deter a future takeover attempt. The Board of Directors has no present plans or understandings for the issuance of any common or preferred stock in connection with the Rights Agreement.

Page-99

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

Page-100

The following table summarizes our assets and liabilities that were required to be recorded at fair value on a recurring basis.

(in thousands) Description of Financial Instruments	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2014
Securities available-for-sale:
Mortgage-backed securities and collateralized mortgage obligations issued by U.S. government-sponsored agencies	$158,119	$—	$155,421	$2,698
Debentures of government-sponsored agencies	$14,557	$—	$14,557	$—
Privately-issued collateralized mortgage obligations	$7,294	$—	$7,294	$—
Obligations of state and political subdivisions	$15,880	$—	$15,880	$—
Corporate bonds	$4,998	$—	$4,998	$—
Derivative financial assets (interest rate contracts)	$61	$—	$61	$—
Derivative financial liabilities (interest rate contracts)	$1,996	$—	$1,996	$—
At December 31, 2013:
Securities available-for-sale:
Mortgage-backed securities and collateralized mortgage obligations issued by U.S. government-sponsored agencies	$190,604	$—	$190,604	$—
Debentures of government-sponsored agencies	$21,312	$—	$21,312	$—
Privately-issued collateralized mortgage obligations	$10,874	$—	$10,874	$—
Obligations of state and political subdivisions	$15,771	$—	$15,771	$—
Corporate bonds	$5,437	$—	$5,437	$—
Derivative financial assets (interest rate contracts)	$961	$—	$961	$—
Derivative financial liabilities (interest rate contracts)	$2,519	$—	$2,519	$—

Securities available-for-sale are recorded at fair value on a recurring basis. When available, quoted market prices (Level 1) are used to determine the fair value of securities available-for-sale. If quoted market prices are not available, we obtain pricing information from a reputable third-party service provider, who may utilize valuation techniques that use current market-based or independently sourced parameters, such as bid/ask prices, dealer-quoted prices, interest rates, benchmark yield curves, prepayment speeds, probability of default, loss severity and credit spreads (Level 2).   Level 2 securities include U.S. agencies’ or government sponsored agencies' debt securities, mortgage-backed securities, government agency-issued and privately-issued collateralized mortgage obligations. As of December 31, 2014 and 2013, there are no securities that are considered Level 1 securities. As of December 31, 2014, we have one available-for-sale security that is considered Level 3 security. The security is a U.S. government agency obligation collateralized by a small pool of business equipment loans guaranteed by the Small Business Administration program. This security is not actively traded and is owned by a few investors. The significant unobservable data that is reflected in the fair value measurement include dealer quotes, projected prepayment speeds/average life and credit information, among other things. It was transferred to Level 3 security during the second quarter of 2014. During 2014, the increase in unrealized gain subsequent to the transfer was insignificant.

Securities held-to-maturity may be written down to fair value (determined using the same techniques discussed above for securities available-for-sale) as a result of an other-than-temporary impairment, if any.

Page-101

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

Page-102

The following table presents the carrying value of financial instruments that were measured at fair value on a non-recurring basis and that were still held in the consolidated statements of condition at each respective period end, by level within the fair value hierarchy as of December 31, 2014 and 2013.

(in thousands) Description of Financial Instruments	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3) [1]
December 31, 2014
Impaired loans carried at fair value:
Installment and other consumer	77	—	—	77
Total	$77	$—	$—	$77

At December 31, 2013:
Impaired loans carried at fair value:
Construction	3,037	—	—	3,037
Installment and other consumer	35	—	—	35
Total	$3,072	$—	$—	$3,072

1 Represents collateral-dependent loan principal balances that had been generally written down to the values of the underlying collateral, net of specific valuation allowance of $26 thousand and $363 thousand at December 31, 2014 and 2013, respectively. The carrying value of loans fully charged-off, which includes unsecured lines of credit, overdrafts and all other loans, is zero.

When a loan is identified as impaired, it is reported at the lower of cost or fair value, measured based on the loan's observable market price (Level 1) or the current net realizable value of the underlying collateral securing the loan, if the loan is collateral dependent (Level 3).  Net realizable value of the underlying collateral is the fair value of the collateral less estimated selling costs and any prior liens. Appraisals, recent comparable sales, offers and listing prices are factored in when valuing the collateral. We review and verify the qualifications and licenses of  the certified general appraisers used for appraising commercial properties or certified residential appraisers for residential properties. Real estate appraisals may utilize a combination of approaches including replacement cost, sales comparison and the income approach. Comparable sales and income data are analyzed by the appraisers and adjusted to reflect differences between them and the subject property such as type, leasing status and physical condition. When appraisals are received, Management reviews the assumptions and methodology utilized as well as the overall resulting value in conjunction with independent data sources such as recent market data and industry-wide statistics. We generally use a 6% discount for selling costs which is applied to all properties, regardless of size. Appraised values may be adjusted to reflect changes in market conditions that have occurred subsequent to the appraisal date, or for revised estimates regarding the timing or cost of the property sale. These adjustments are based on qualitative judgments made by Management on a case-by-case basis and are generally unobservable valuation inputs as they are specific to each underlying collateral. There have been no significant changes in the valuation techniques during the period ended December 31, 2014. OREO represents collateral acquired through foreclosure and is initially recorded at fair value as established by a current appraisal, adjusted for disposition costs. Subsequently, OREO is measured at lower of cost or fair value. OREO values are reviewed on an ongoing basis and any subsequent decline in fair value is recorded as a foreclosed asset expense in the current period. The value of OREO is determined based on independent appraisals, similar to the process used for impaired loans, discussed above, and is generally classified as Level 3. At December 31, 2014 and 2013, we had $461 thousand of OREO acquired from Bank of Alameda as part of the Acquisition. There was no change in the estimated fair value of the OREO from the date of the Acquisition through December 31, 2014.

Page-103

Disclosures about Fair Value of Financial Instruments

The table below is a summary of fair value estimates for financial instruments as of December 31, 2014 and 2013, excluding financial instruments recorded at fair value on a recurring basis (summarized in the first table in this note). The carrying amounts in the following table are recorded in the consolidated statements of condition under the indicated captions. We have excluded non-financial assets and non-financial liabilities defined by the Codification (ASC 820-10-15-1A), such as Bank premises and equipment, deferred taxes and other liabilities.  In addition, we have not disclosed the fair value of financial instruments specifically excluded from disclosure requirements of the Financial Instruments Topic of the Codification (ASC 825-10-50-8), such as Bank-owned life insurance policies.

	December 31, 2014			December 31, 2013
(in thousands)	Carrying Amounts	Fair Value	Fair Value Hierarchy	Carrying Amounts	Fair Value	Fair Value Hierarchy
Financial assets
Cash and cash equivalents	$41,367	$41,367	Level 1	$103,773	$103,773	Level 1
Investment securities held-to-maturity	116,437	118,643	Level 2	122,495	123,858	Level 2
Loans, net	1,348,252	1,361,244	Level 3	1,255,098	1,245,475	Level 3
Interest receivable	5,909	5,909	Level 2	5,767	5,767	Level 2
Financial liabilities
Deposits	1,551,619	1,552,446	Level 2	1,587,102	1,588,278	Level 2
Federal Home Loan Bank borrowing	15,000	15,484	Level 2	15,000	15,665	Level 2
Subordinated debentures	5,185	5,290	Level 3	4,969	4,950	Level 3
Interest payable	213	213	Level 2	253	253	Level 2

Following is a description of methods and assumptions used to estimate the fair value of each class of financial instrument not recorded at fair value but required for disclosure purposes:

Cash and Cash Equivalents - The carrying amounts of cash and cash equivalents approximate their fair value because of the short-term nature of these instruments.

Held-to-maturity Securities - Held-to-maturity securities, which generally consist of obligations of state and political subdivisions and corporate bonds, are recorded at their amortized cost. Their fair value for disclosure purposes is determined using methodologies similar to those described above for available-for-sale securities using Level 2 inputs. If Level 2 inputs are not available, we may utilize pricing models that incorporate unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities (Level 3).  As of December 31, 2014 and 2013, we did not hold any securities whose fair value was measured using significant unobservable inputs.

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

Page-104

Federal Home Loan Bank Borrowing - The fair value is estimated by discounting the future cash flows using current rates offered by the Federal Home Loan Bank of San Francisco ("FHLB") for similar credit advances corresponding to the remaining duration of our fixed-rate borrowing.

Subordinated Debentures - As part of the Acquisition, we assumed two subordinated debentures from NorCal. See Notes 2 and 8 for further information. The fair values of the subordinated debentures were estimated by discounting the future cash flows (interest payment at a rate of forward three-month LIBOR plus 3.05% and 1.40%, respectively) to their present values using current market rates at which similar bonds would be issued with similar credit ratings as ours and similar remaining maturities. Each payment was discounted at a spot rate of the corresponding term, determined based on the yields and terms of comparable trust preferred securities, plus a liquidity premium. In July 2010, the Dodd-Frank Act was signed into law and limits the ability of certain bank holding companies to treat trust preferred security debt issuances as Tier 1 capital. This law effectively closed the trust-preferred securities markets for new issuance and led to the absence of observable or comparable transactions in the market place. Due to the unobservable inputs of trust preferred securities, we consider the fair value to be a Level 3 measurement.

Commitments - Loan commitments and standby letters of credit generate ongoing fees, which are recognized over the term of the commitment period. In situations where the borrower's credit quality has declined, we record an allowance reserve for these off-balance sheet commitments. Given the uncertainty in the likelihood and timing of a commitment being drawn upon, a reasonable estimate of the fair value of these commitments is the carrying value of the related unamortized loan commitment fees plus the allowance, which totaled $1.0 million and $679 thousand as of December 31, 2014 and 2013, respectively.

Note 11: Benefit Plans

In 2003, we established a Deferred Compensation Plan that allows certain key management personnel designated by the Board of Directors of the Bank to defer up to 80% of their salary and 100% of their annual bonus. The Plan was amended in 2007 in order to comply with the most recent Internal Revenue Code Section 409A changes. Under the amended plan, amounts deferred earn interest that is equal to the prime rate as published in the Wall Street Journal, on the first business day of the year, which remained unchanged at 3.25% for the past five years. Our deferred compensation obligation totaled $2.9 million and $2.8 million at December 31, 2014 and 2013, respectively, is included in interest payable and other liabilities.

Our 401(k) Defined Contribution Plan (the “401(k) Plan”) commenced in May 1990 and is available to all regular employees at least eighteen years of age who complete ninety days of service, and enter the plan during one of the four open enrollment dates (January 1, April 1, July 1, and October 1) of each year. Under this plan employees can defer between 1% and 50% of their eligible compensation, up to the maximum amount allowed by the Internal Revenue Code. The Bank matched 50% of each participant's contribution in prior years and increased the matching to 60% in 2013, up to total matching of $4 thousand annually. Employer contributions totaled $548 thousand, $473 thousand and $432 thousand for the years ended December 31, 2014, 2013 and 2012, respectively.

In 1999, the 401(k) Plan was amended to include an employee stock ownership component and was renamed the Bank of Marin Employee Stock Ownership and Savings Plan (the “Plan”). Under the terms of the Plan, as amended, the Board of Directors determines a specific portion of the Bank's profits to be contributed to the ESOP each year either in common stock or in cash for the purchase of Bancorp stock to be allocated to all eligible employees based on a set percentage of their salaries, regardless of whether an employee is participating in the 401(k) plan or not. The Bank contributed cash in the amount of $1.2 million for the year ended December 31, 2014, $886 thousand in 2013, and $1.1 million in 2012, to the ESOP, which purchased Bancorp stock from the open market or private parties. Contributions to the Plan for both the 401(k) employer matching contribution and for the ESOP are included in salaries and benefits expenses and vested at a rate of 20% per year over a five-year period. As of December 31, 2014, cash dividends on Bancorp's stock held by the Plan are used to purchase additional shares in the open market. All shares of Bancorp stock held by the Plan are included in the calculations of basic and diluted earnings per share.

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

Page-105

On January 1, 2011, we established a Salary Continuation Plan for a select group of Executive Management, who will receive twenty-five percent of their salary continuation benefit payments upon retirement.  Each participant will need to participate in this plan for five years before vesting begins. After five years, the participant will vest ratably in the benefit over the remaining period until age 65. This Plan is unfunded and nonqualified for tax purposes and for purposes of Title I of the Employee Retirement Income Security Act of 1974. Our liability under the Salary Continuation Plan was $644 thousand and $493 thousand recorded in interest payable and other liabilities at December 31, 2014 and 2013, respectively.

Note 12: Income Taxes

The current and deferred components of the income tax provision for each of the three years ended December 31 are as follows:

(in thousands)	2014	2013	2012
Current tax provision
Federal	$8,523	$6,717	$7,994
State	3,195	2,574	2,875
Total current	11,718	9,291	10,869
Deferred tax (benefit) provision
Federal	(146)	(873)	(4)
State	126	(479)	26
Total deferred	(20)	(1,352)	22
Total income tax provision	$11,698	$7,939	$10,891

Deferred income tax expenses (benefits) related to changes in the unrealized gains and losses on available-for-sale securities are recorded directly to other comprehensive income in stockholders' equity, are not included above, and amounted to $1.2 million, $(2.0) million, and $330 thousand in 2014, 2013 and 2012, respectively.

Page-106

The following table shows the tax effect of our cumulative temporary differences as of December 31:

(in thousands)	2014	2013
Deferred tax assets:
Allowance for loan losses and off-balance sheet credit commitments	$5,544	$4,671
Net operating loss carryforwards from the NorCal acquisition	4,598	5,096
Fair value adjustment on loans acquired from the NorCal acquisition	1,647	3,182
Deferred compensation plan and salary continuation plan	1,499	1,376
Accrued but unpaid expenses	1,119	1,177
Net unrealized loss on securities available-for-sale	—	830
State franchise tax	1,100	737
Interest received on nonaccrual loans	651	254
Accretion on loans and investment securities	630	520
Deferred rent and other lease incentives	584	591
Other real estate owned	448	448
Stock-based compensation	231	225
Depreciation and disposals on premises and equipment	94	—
Other	195	10
Total gross deferred tax assets	18,340	19,117

Deferred tax liabilities:
Deferred loan origination costs and fees	(2,385)	(2,024)
Core deposit intangible asset	(1,569)	(1,647)
Unaccreted discount on subordinated debentures from acquisition	(1,288)	(1,379)
Net unrealized gain on securities available-for-sale	(498)	—
Depreciation and disposals on premises and equipment	—	(159)
Total gross deferred tax liabilities	(5,740)	(5,209)

Net deferred tax assets	$12,600	$13,908

As of December 31, 2014, we had Federal and California net operating loss carryforwards ("NOLs") from the NorCal acquisition of approximately $8.8 million and $22.5 million, respectively. If not fully utilized, the federal NOLs will begin to expire in 2030, and the California NOLs will begin to expire in 2028. The NorCal acquisition resulted in limitations on the annual utilization of these NOLs under section 382 of the Internal Revenue Code. Although we expect to fully utilize all of the federal NOLs prior to their expiration, $819 thousand of California NOLs are expected to expire in 2031 and be unutilized. As a result, we wrote down $58 thousand of deferred tax assets associated with these California NOLs as part of the purchase accounting adjustments in 2013. Based upon the level of historical taxable income and projections for future taxable income over the periods during which the deferred tax assets are expected to be deductible, Management believes it is more likely than not we will realize the benefit of the remaining deferred tax assets. Accordingly, no other valuation allowance has been established as of December 31, 2014 or 2013.

The effective tax rate for 2014, 2013 and 2012 differs from the current Federal statutory income tax rate as follows:

Page-107

	2014	2013	2012
Federal statutory income tax rate	35.0%	35.0%	35.0%
Increase (decrease) due to:
California franchise tax, net of federal tax benefit	6.8%	6.5%	6.5%
Tax exempt interest on municipal securities and loans	(3.3)%	(4.0)%	(2.9)%
Tax exempt earnings on bank owned life insurance	(0.9)%	(1.5)%	(0.9)%
Low income housing tax credits	(0.1)%	(0.3)%	—%
Other	(0.3)%	—%	0.2%
Effective Tax Rate	37.2%	35.7%	37.9%

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

The State of California is currently examining 2011 and 2012 corporate income tax returns. At the time of issuance of this report, no adjustments have been proposed by the California Franchise Tax Board in connection with the examination. Although timing of the resolution or closure of the examination is uncertain, we do not anticipate a need to provide for a reserve for uncertain tax positions in the next 12 months. At December 31, 2014 and 2013, neither the Bank nor Bancorp had an accrual for interest and penalties related to unrecognized tax benefits.

Note 13:  Commitments and Contingencies

We rent certain premises and equipment under long-term, non-cancelable operating leases expiring at various dates through the year 2028. Most of the leases contain certain renewal options and escalation clauses. At December 31, 2014, the approximate minimum future commitments payable under non-cancelable contracts for leased premises are as follows:

(in thousands)	2015	2016	2017	2018	2019	Thereafter	Total
Operating leases	$3,735	$3,788	$3,781	$3,810	$3,553	$6,786	$25,453

Rent expense included in occupancy expense totaled $4.2 million in 2014, and $3.3 million in 2013 and 2012.

We may be party to legal actions which arise from time to time as part of the normal course of our business.  We believe, after consultation with legal counsel, that we have meritorious defenses in these actions, and that litigation contingent liability, if any, will not have a material adverse effect on our financial position, results of operations, or cash flows. We are responsible for our proportionate share of certain litigation indemnifications provided to Visa U.S.A. ("Visa") by its member banks in connection with lawsuits related to anti-trust charges and interchange fees ("Covered Litigation"). On December 13, 2013, the district court issued a memorandum and order approving Visa's definitive class settlement agreement in the interchange multidistrict litigation ("Settlement Agreement") with the class plaintiffs. According to the latest SEC filing by VISA, Inc. dated January 29, 2015, on January 14, 2015, following a Court-approved process to give class members who previously opted out of the damages portion of the class settlement an option to rejoin it, the class administrator submitted a report stating that it had received 1,179 requests by merchants to rejoin the cash settlement class, some of which may include multiple merchants. In addition, on November 26, 2014, in the putative class action filed on behalf of an alleged class of Visa and MasterCard payment cardholders, the court dismissed the plaintiffs' federal law claim and declined to exercise jurisdiction over plaintiffs' state law claim. Both sides have asked the court to reconsider aspects of its decision, and have filed notices of appeal. The conversion rate of Visa Class B common stock held by us to Class A common stock (as discussed in Note 5) may reduce if Visa makes more Covered Litigation settlement payments in the future and the full impact to member banks is still uncertain. However, we are not aware of significant future cash settlement payments required by us on the Covered Litigation.

Page-108

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

Page-109

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
Our cash in correspondent bank accounts, at times, may exceed FDIC insured limits. We place cash and cash equivalents with high quality financial institutions, periodically monitor their credit worthiness and limit the amount of credit exposure with any one institution. Concentrations of credit risk with respect to investment securities are limited to the U.S. Government, its agencies and Government Sponsored Enterprises. Our exposure, which primarily results from positions in securities issued and sponsored by the U.S. Government, and its agencies, was $185.4 million, or 58% of our total investment portfolio at December 31, 2014 and $211.9 million, or 58% at December 31, 2013. The second largest concentration was obligations of state and political subdivisions in California which consist of $46.9 million, or 15% of our total investment portfolio at December 31, 2014 and $52.6 million, or 14% at December 31, 2013.
We also manage our credit exposure related to our loan portfolio to avoid the risk of undue concentration of credits in a particular industry by reducing significant exposure to highly leveraged transactions or to any individual customer or counterparty, and by obtaining collateral as appropriate. No individual borrower accounts for more than 5% of loans held in the portfolio. The largest loan concentration group by industry of the borrowers is real estate, which accounts for 80% of our loan portfolio at both December 31, 2014 and 2013.

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

Our credit exposure, if any, on interest rate swaps is limited to the favorable value (net of any collateral pledged to us) and interest payments of all swaps by each counterparty. Conversely, when an interest rate swap is in a liability position

Page-110

exceeding a certain threshold, we may be required to post collateral to the counterparty in an amount determined by the agreements (generally when our derivative liability position is greater than $100 thousand or $250 thousand, depending upon the counterparty). Collateral levels are monitored and adjusted on a regular basis for changes in interest rate swap values.

As of December 31, 2014, we have eight interest rate swap agreements, which are scheduled to mature in September 2018, June 2020, August 2020, June 2031, October 2031, July 2032, August 2037 and October 2037. All of our derivatives are accounted for as fair value hedges. Our interest rate swaps are settled monthly with counterparties. Accrued interest on the swaps totaled $41 thousand and $70 thousand as of December 31, 2014 and December 31, 2013, respectively. Information on our derivatives follows:

	Asset derivatives		Liability derivatives
(in thousands)	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013
Fair value hedges:
Interest rate contracts notional amount	$4,589	$17,956	$26,899	$21,577
Interest rate contracts fair value [1]	61	961	1,996	2,519

	Year ended December 31,
(in thousands)	2014	2013	2012
(Decrease) increase in value of designated interest rate swaps recognized in interest income	$(377)	$3,680	$(188)
Payment on interest rate swaps recorded in interest income	(1,002)	(1,422)	(1,342)
Increase (decrease) in value of hedged loans recognized in interest income	662	(3,971)	311
(Decrease ) increase in value of yield maintenance agreement recognized against interest income	(91)	(71)	168
Net loss on derivatives recognized against interest income [2]	$(808)	$(1,784)	$(1,051)

1 See Note 4 for valuation methodology.
2 Includes hedge ineffectiveness gain of $194 thousand, loss of $362 thousand and gain of $291 thousand for the years December 31, 2014, 2013 and 2012, respectively. Changes in value of swaps were included in the assessment of hedge effectiveness.

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

Page-111

Information on financial instruments that are eligible for offset in the consolidated statements of condition follows:

Offsetting of Financial Assets and Derivative Assets

(in thousands)				Gross Amounts Not Offset in the Statements of Condition
		Gross Amounts	Net Amounts
	Gross Amounts	Offset in the	of Assets Presented
	of Recognized	Statements of	in the Statements	Financial	Cash Collateral
	Assets[1]	Condition	of Condition[1]	Instruments	Received	Net Amount
As of December 31, 2014
Derivatives by Counterparty
Counterparty A	$61	$—	$61	$(61)	$—	$—
Counterparty B	—	—	—	—	—	—
Total	$61	$—	$61	$(61)	$—	$—

As of December 31, 2013
Derivatives by Counterparty
Counterparty A	$961	$—	$961	$(825)	$—	$136
Counterparty B	—	—	—	—	—	—
Total	$961	$—	$961	$(825)	$—	$136
1 Amounts exclude accrued interest totaling $1 thousand and $10 thousand at December 31, 2014 and December 31, 2013, respectively.

Offsetting of Financial Liabilities and Derivative Liabilities

(in thousands)				Gross Amounts Not Offset in the Statements of Condition
		Gross Amounts	Net Amounts of
	Gross Amounts	Offset in the	Liabilities Presented
	of Recognized	Statements of	in the Statements of	Financial	Cash Collateral
	Liabilities[2]	Condition	Condition[2]	Instruments	Pledged	Net Amount
As of December 31, 2014
Derivatives by Counterparty
Counterparty A	$1,616	$—	$1,616	$(61)	(1,360)	$195
Counterparty B	380	—	380	—	(380)	—
Total	$1,996	$—	$1,996	$(61)	$(1,740)	$195

As of December 31, 2013
Derivatives by Counterparty
Counterparty A	$825	$—	$825	$(825)	$—	$—
Counterparty B	1,694	—	1,694	—	(1,694)	—
Total	$2,519	$—	$2,519	$(825)	$(1,694)	$—

2 Amounts exclude accrued interest totaling $39 thousand and $60 thousand at December 31, 2014 and December 31, 2013, respectively.

Page-112

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

In December 2010, the Basel Committee on Bank Supervision finalized a set of international guidelines for determining regulatory capital known as “Basel III.” These guidelines were developed to address many of the perceived weaknesses in the banking industry that contributed to the past financial crisis, including excessive leverage, inadequate and low quality capital and insufficient liquidity buffers. In July 2013, the Board of Governors of the Federal Reserve, the FDIC and the Office of the Comptroller, finalized a rule to implement Basel III. The rule is subject to a phase-in period beginning January 2015, and all the changes should be implemented by January 2019. The guidelines, among other things, increase minimum capital requirements of bank holding companies, including increasing the Tier 1 capital to risk-weighted assets ratio to 6%, introducing a new requirement to maintain a minimum ratio of common equity Tier 1 capital to risk-weighted assets of 4.5%, and in 2019, when fully phased in, a capital conservation buffer of an additional 2.5% of risk-weighted assets. Further, it permits certain banks such as us to retain existing treatment of excluding accumulated other comprehensive income or loss from regulatory capital through a one-time election in the first quarter of 2015. In addition, there are additional deductions from capital and increases in risk-weighting of assets. The changes that are expected to affect us most significantly include:

•	shifting off-balance sheet items with an original maturity of one year or less from 0% to 20% risk weight,

•	moving past due loan balances from 100% to 150% risk weight,

•	risk-weighting mortgage-backed securities using the gross-up approach instead of the ratings-based approach.

•	deducting deferred tax assets associated with NOLs and tax credits from common equity Tier 1 capital, and

•	subjecting deferred tax assets related to temporary timing differences that exceed certain thresholds to 250% risk-weighting, beginning in 2018.

We have modeled our ratios under the finalized Basel III rules and we do not expect that we will be required to raise additional capital as a result of these rules.

Page-113

To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table. As of December 31, 2014 and 2013, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that Management believes have changed the Bank’s categories and we expect the Bank to remain well capitalized under the minimum requirements for capital adequacy under the new Basel III rules for prompt corrective action regulations pursuant to Section 38 of the Federal Deposit Insurance Act on a fully phased-in basis.

The Bank’s and Bancorp’s capital adequacy ratios as of December 31, 2014 and 2013 are presented in the following tables. Bancorp's Tier 1 capital includes the subordinated debentures, which are not included at the Bank level. We continued to build capital in 2014 due to the accumulation of net income.

Capital Ratios for Bancorp (dollars in thousands)	Actual Ratio		Ratio for Capital Adequacy Purposes
As of December 31, 2014	Amount	Ratio	Amount		Ratio
Total Capital (to risk-weighted assets)	$210,067	13.94%	≥ $	120,580	≥ 8.0%
Tier 1 Capital (to risk-weighted assets)	$193,956	12.87%	≥ $	60,290	≥ 4.0%
Tier 1 Capital (to average assets)	$193,956	10.62%	≥ $	73,079	≥ 4.0%

As of December 31, 2013
Total Capital (to risk-weighted assets)	$190,738	13.21%	≥ $	115,524	≥ 8.0%
Tier 1 Capital (to risk-weighted assets)	$175,835	12.18%	≥ $	57,762	≥ 4.0%
Tier 1 Capital (to average assets)	$175,835	10.78%	≥ $	65,222	≥ 4.0%

Capital Ratios for the Bank (dollars in thousands)	Actual Ratio		Ratio for Capital Adequacy Purposes			Ratio to be Well Capitalized under Prompt Corrective Action Provisions
As of December 31, 2014	Amount	Ratio	Amount		Ratio	Amount		Ratio
Total Capital (to risk-weighted assets)	$206,465	13.70%	≥ $	120,553	≥ 8.0%	≥ $	150,692	≥ 10.0%
Tier 1 Capital (to risk-weighted assets)	$190,354	12.63%	≥ $	60,277	≥ 4.0%	≥ $	90,415	≥ 6.0%
Tier 1 Capital (to average assets)	$190,354	10.42%	≥ $	73,064	≥ 4.0%	≥ $	91,330	≥ 5.0%

As of December 31, 2013
Total Capital (to risk-weighted assets)	$181,911	12.60%	≥ $	115,495	≥ 8.0%	≥ $	144,368	≥ 10.0%
Tier 1 Capital (to risk-weighted assets)	$167,007	11.57%	≥ $	57,747	≥ 4.0%	≥ $	86,621	≥ 6.0%
Tier 1 Capital (to average assets)	$167,007	10.24%	≥ $	65,215	≥ 4.0%	≥ $	81,519	≥ 5.0%

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

Page-114

The contractual amount of loan commitments and standby letters of credit not reflected on the consolidated statements of condition was $349.3 million at December 31, 2014. This amount included $173.3 million under commercial lines of credit (these commitments are contingent upon customers maintaining specific credit standards), $115.6 million under revolving home equity lines, $2.1 million under standby letters of credit, $46.7 million under undisbursed construction loans, and a remaining $11.6 million under personal and other lines of credit. In 2014 we refined our methodology for estimating allowance for losses on off-balance sheet commitments, which totaled $1.0 million as of December 31, 2014. Approximately 37% of the commitments expire in 2015, approximately 45% expire between 2016 and 2022 and approximately 18% expire thereafter.

Page-115

Note 18:  Condensed Bank of Marin Bancorp Parent Only Financial Statements

Presented below is financial information for Bank of Marin Bancorp, parent holding company only.

CONDENSED UNCONSOLIDATED STATEMENTS OF CONDITION
at December 31, 2014 and 2013

	At December 31,
(in thousands)	2014	2013

Assets
Cash and due from Bank of Marin	$3,228	$8,664
Investment in bank subsidiary	201,609	177,028
Other assets	454	366
Total assets	$205,291	$186,058

Liabilities and Stockholders' Equity
Subordinated debentures	$5,185	$4,969
Accrued expenses payable	80	202
Total liabilities	5,265	5,171
Stockholders' equity	200,026	180,887
Total liabilities and stockholders' equity	$205,291	$186,058

CONDENSED UNCONSOLIDATED STATEMENTS OF INCOME
for the fiscal years ended December 31, 2014, 2013 and 2012

	Years ended December 31,
(in thousands)	2014	2013	2012

Income
Dividends from bank subsidiary	$—	$28,000	$2,700
Miscellaneous Income	8	—	—
Total income	8	28,000	2,700

Expense
Interest expense	421	34	—
Non-interest expense	851	1,313	716
Total expense	1,272	1,347	716

(Loss) income before income taxes and equity in undistributed net income of subsidiary	(1,264)	26,653	1,984
Income tax benefit	532	382	301
(Loss) income before equity in undistributed net income of subsidiary	(732)	27,035	2,285
Earnings of bank subsidiary greater (less) than dividends received from bank subsidiary	20,503	(12,765)	15,532
Net income	$19,771	$14,270	$17,817

Page-116

CONDENSED UNCONSOLIDATED STATEMENTS OF CASH FLOWS
for the fiscal years ended December 31, 2014, 2013 and 2012

	Years ended December 31,
(in thousands)	2014	2013	2012

Cash Flows from Operating Activities:
Net income	$19,771	$14,270	$17,817
Adjustments to reconcile net income to net cash (used in)provided by operating activities:
Earnings of bank subsidiary (greater) less than dividends received from bank subsidiary	(20,503)	12,765	(15,532)
Net change in operating assets and liabilities
Accretion of discount on subordinated debentures	216	19	—
Other assets	(88)	74	(71)
Other liabilities	(99)	165	(6)
Net cash (used in) provided by operating activities	(703)	27,293	2,208

Cash Flows from Investing Activities:
Capital contribution to subsidiary	(1,475)	(2,258)	(1,070)
Cash consideration paid for acquisition, net of cash acquired	—	(15,952)	—
Net cash used in investing activities	(1,475)	(18,210)	(1,070)

Cash Flows from Financing Activities:
Stock options exercised and stock purchases	1,475	2,258	1,070
Dividends paid on common stock	(4,733)	(3,970)	(3,751)
Net cash used by financing activities	(3,258)	(1,712)	(2,681)

Net (decrease) increase in cash and cash equivalents	(5,436)	7,371	(1,543)

Cash and cash equivalents at beginning of period	8,664	1,293	2,836
Cash and cash equivalents at end of period	$3,228	$8,664	$1,293

Supplemental schedule of non-cash investing and financing activities:
Stock issued in payment of director fees	$236	$222	$199
Acquisition:
Fair value of assets acquired	$—	$39,503	$—
Fair value of liabilities assumed	$—	$4,970	$—
Stock issued to NorCal Community Bancorp shareholders	$—	$18,514	$—

End of 2014 Audited Consolidated Financial Statements

Page-117

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.    CONTROLS AND PROCEDURES

(A)     Evaluation of Disclosure Controls and Procedures

Bank of Marin Bancorp and its subsidiary (the "Company") conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act of 1934 (the “Act”)) as of December 31, 2014. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2014.

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

(B)    Management's Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Exchange Act of 1934 Rules 13a-15(f)). The internal control process has been designed under our supervision to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America.

Management conducted an assessment of the effectiveness of internal control over financial reporting as of December 31, 2014, utilizing the framework established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2014.

There are inherent limitations to the effectiveness of any system of internal control over financial reporting. These limitations include the possibility of human error, the circumvention or overriding of the system and reasonable resource constraints. Because of its inherent limitations, our internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management's report on internal control over financial reporting is set forth in Item 8 and is incorporated herein by reference.

(C)    Attestation Report of the Registered Public Accounting Firm

The Company's independent registered public accounting firm, Moss Adams, LLP, has audited the effectiveness of internal control over financial reporting as of December 31, 2014 as stated in their attestation report, which is included in item 8 and incorporated herein by reference.

(D)    Changes in Internal Control Over Financial Reporting

Page-118

During the quarter ended December 31, 2014, there was no significant change in our internal control over financial reporting identified in connection with the evaluation mentioned in (B) above, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference from our Proxy Statement for the 2015 Annual Meeting of Shareholders. Bancorp and the Bank have adopted a Code of Ethics that applies to all staff including the Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer. A copy of the Code of Ethical Conduct, which is also included on our website, will be provided to any person, without charge, upon written request to Corporate Secretary, Bank of Marin Bancorp, 504 Redwood Boulevard, Suite 100, Novato, CA 94947. During 2014 there were no changes in the procedures for the election or nomination of directors.

ITEM 11.     EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference from our Proxy Statement for the 2015 Annual Meeting of Shareholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference from Item 5 above, Note 9 to our audited consolidated financial statements and our Proxy Statement for the 2015 Annual Meeting of Shareholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference from our Proxy Statement for the 2015 Annual Meeting of Shareholders.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference from our Proxy Statement for the 2015 Annual Meeting of Shareholders.

Page-119

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

(A)     Documents Filed as Part of this Report

1.     Financial Statements

The financial statements and supplementary data listed below are filed as part of this report under Item 8, captioned Financial Statements and Supplementary Data.
Report of Independent Registered Public Accounting Firm for the years ended December 31, 2014, 2013 and 2012
Management's Report on Internal Control over Financial Reporting
Consolidated Statements of Condition as of December 31, 2014 and 2013
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2014, 2013 and 2012
Consolidated Statement of Changes in Stockholders' Equity for the Years Ended December 31, 2014, 2013 and 2012
Consolidated Statement of Cash Flows for the Years Ended December 31, 2014, 2013 and 2012
Notes to Consolidated Financial Statements

2.     Financial Statement Schedules

All financial statement schedules have been omitted, as they are inapplicable or the required information is included in the financial statements or notes thereto.

(B)    Exhibits Filed

The following exhibits are filed as part of this report or hereby incorporated by references to filings previously made with the SEC.

Page-120

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
2.01	Modified Whole Bank Purchase and Assumption Agreement dated February 18, 2011 among Federal Deposit Insurance Corporation, Receiver of Charter Oak Bank, Napa, California, Federal Deposit Insurance Corporation, and Bank of Marin	8-K	001-33572	99.2	February 28, 2011
2.02	Agreement and Plan of Merger with NorCal Community Bancorp, dated July 1, 2013	8-K	001-33572	2.1	July 5, 2013
3.01	Articles of Incorporation, as amended	10-Q	001-33572	3.01	November 7, 2007
3.02	Bylaws, as amended	10-Q	001-33572	3.02	May 9, 2011
4.01	Rights Agreement dated as of July 2, 2007	8-A12B	001-33572	4.1	July 2, 2007
4.02	Form of Warrant for Purchase of Shares of Common Stock, as amended	POS AM S-3	333-156782	4.4	December 20, 2011
10.01	2007 Employee Stock Purchase Plan	S-8	333-144810	4.1	July 24, 2007
10.02	1989 Stock Option Plan	S-8	333-144807	4.1	July 24, 2007
10.03	1999 Stock Option Plan	S-8	333-144808	4.1	July 24, 2007
10.04	2007 Equity Plan	S-8	333-144809	4.1	July 24, 2007
10.05	2010 Director Stock Plan	S-8	333-167639	4.1	June 21, 2010
10.06	Form of Indemnification Agreement for Directors and Executive Officers dated August 9, 2007	10-Q	001-33572	10.06	November 7, 2007
10.07	Form of Employment Agreement dated January 23, 2009	8-K	001-33572	10.1	January 26, 2009
10.08	2010 Director Stock Plan	S-8	333-167639	4.1	June 21, 2010
10.09	2010 Annual Individual Incentive Compensation Plan	8-K	001-33572	99.1	October 21, 2010
10.10a	Salary Continuation Agreement with four executive officers, Russell Colombo, Chief Executive Officer, Christina Cook, Chief Financial Officer, Kevin Coonan, Chief Credit Officer, and Peter Pelham, Director of Retail Banking, dated January 1, 2011	8-K	001-33572	10.1 10.4	January 6, 2011
10.10b	Salary Continuation Agreement with executive officers, Tani Girton, Chief Financial Officer, dated October 18, 2013 and Elizabeth Reizman, Chief Credit Officer, dated July 20, 2014	8-K	001-33572	10.2 10.3	November 4, 2014
10.11	2007 Form of Change in Control Agreement	8-K	001-33572	10.1	October 31, 2007
10.12	Information Technology Services Agreement with Fidelity Information Services, LLC, dated July 11, 2012	8-K	001-33572	10.1	July 17, 2012
11.01	Earnings Per Share Computation - included in Note 1 to the Consolidated Financial Statements					Filed
14.02	Code of Ethical Conduct, dated October 17, 2014		001-33572	14.02		Filed
23.01	Consent of Moss Adam LLP					Filed
31.01	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					Filed
31.02	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					Filed
32.01	Certification pursuant to 18 U.S.C. §1350 as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002					Filed
101.01*	XBRL Interactive Data File					Furnished
*    As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

Page-121

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bank of Marin Bancorp (registrant)

March 12, 2015	/s/ Russell A. Colombo
Date	Russell A. Colombo
President &
Chief Executive Officer
(Principal Executive Officer)

March 12, 2015	/s/ Tani Girton
Date	Tani Girton
Executive Vice President &
Chief Financial Officer
(Principal Financial Officer)

March 12, 2015	/s/ Cecilia Situ
Date	Cecilia Situ
First Vice President &
Manager of Finance & Treasury
(Principal Accounting Officer)

Page-122

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 12, 2015	/s/ Tani Girton
Tani Girton
Executive Vice President & Chief Financial Officer
(Principal Financial Officer)

Dated: March 12, 2015	/s/ Cecilia Situ
Cecilia Situ
First Vice President & Manager of Finance & Treasury
(Principal Accounting Officer)

Members of Bank of Marin Bancorp's Board of Directors

Dated: March 12, 2015	/s/ Stuart D. Lum
Stuart D. Lum
Chairman of the Board

Dated: March 12, 2015	/s/ Russell A. Colombo
Russell A. Colombo
President & Chief Executive Officer
(Principal Executive Officer)

Dated: March 12, 2015	/s/ James C. Hale
James C. Hale

Dated: March 12, 2015	/s/ Robert Heller
Robert Heller

Dated: March 12, 2015	/s/ Norma J. Howard
Norma J. Howard

Dated: March 12, 2015	/s/ Kevin Kennedy
Kevin Kennedy

Dated: March 12, 2015	/s/ William H. McDevitt, Jr.
William H. McDevitt, Jr.

Dated: March 12, 2015	/s/ Michaela Rodeno
Michaela Rodeno

Dated: March 12, 2015	/s/ Joel Sklar
Joel Sklar, M.D.

Dated: March 12, 2015	/s/ Brian M. Sobel
Brian M. Sobel

Dated: March 12, 2015	/s/ J. Dietrich Stroeh
J. Dietrich Stroeh

Page-123

EXHIBIT INDEX

Exhibit No.	Description	Location

14.02	Code of Ethical Conduct, dated October 17, 2014	Filed herewith.

23.01	Consent of Moss Adams LLP.	Filed herewith.

31.01	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.02	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.01	Certification pursuant to 18 U.S.C. §1350 as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

Page-124