Form 10-Q
period 2015-03-31
Bank of Marin Bancorp
filed 2015-05-08
CIK 1403475

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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
Yes   ☐     No  ☒

As of April 30, 2015, there were 5,973,424 shares of common stock outstanding.

Page-2

PART I       FINANCIAL INFORMATION

ITEM 1.  Financial Statements

BANK OF MARIN BANCORP CONSOLIDATED STATEMENTS OF CONDITION at March 31, 2015 and December 31, 2014

(in thousands, except share data; 2015 unaudited)	March 31, 2015	December 31, 2014
Assets
Cash and due from banks	$103,164	$41,367
Investment securities
Held-to-maturity, at amortized cost	107,476	116,437
Available-for-sale, at fair value (amortized cost $201,568 and $199,045 at March 31, 2015 and December 31, 2014, respectively)	204,680	200,848
Total investment securities	312,156	317,285
Loans, net of allowance for loan losses of $15,156 and $15,099 at March 31, 2015 and December 31, 2014, respectively	1,331,328	1,348,252
Bank premises and equipment, net	9,852	9,859
Goodwill	6,436	6,436
Core deposit intangible	3,577	3,732
Interest receivable and other assets	59,636	60,199
Total assets	$1,826,149	$1,787,130

Liabilities and Stockholders' Equity
Liabilities
Deposits
Non-interest-bearing	$716,719	$670,890
Interest-bearing
Transaction accounts	95,439	93,758
Savings accounts	133,792	133,714
Money market accounts	478,145	503,543
CDARS® time accounts	11,493	—
Other time accounts	149,532	149,714
Total deposits	1,585,120	1,551,619
Federal Home Loan Bank ("FHLB") borrowings	15,000	15,000
Subordinated debentures	5,238	5,185
Interest payable and other liabilities	16,285	15,300
Total liabilities	1,621,643	1,587,104

Stockholders' Equity
Preferred stock, no par value Authorized - 5,000,000 shares, none issued	—	—
Common stock, no par value Authorized - 15,000,000 shares; Issued and outstanding - 5,967,614 and 5,939,482 at March 31, 2015 and December 31, 2014, respectively	83,011	82,436
Retained earnings	119,652	116,502
Accumulated other comprehensive income, net	1,843	1,088
Total stockholders' equity	204,506	200,026
Total liabilities and stockholders' equity	$1,826,149	$1,787,130

The accompanying notes are an integral part of these consolidated financial statements.

Page-3

BANK OF MARIN BANCORP CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three months ended
(in thousands, except per share amounts; unaudited)	March 31, 2015	March 31, 2014
Interest income
Interest and fees on loans	$15,379	$16,319
Interest on investment securities
Securities of U.S. government agencies	1,035	1,232
Obligations of state and political subdivisions	540	634
Corporate debt securities and other	205	268
Interest on Federal funds sold and due from banks	21	51
Total interest income	17,180	18,504
Interest expense
Interest on interest-bearing transaction accounts	30	23
Interest on savings accounts	12	11
Interest on money market accounts	127	158
Interest on CDARS® time accounts	11	—
Interest on other time accounts	220	235
Interest on FHLB and overnight borrowings	78	78
Interest on subordinated debentures	104	105
Total interest expense	582	610
Net interest income	16,598	17,894
Provision for loan losses	—	150
Net interest income after provision for loan losses	16,598	17,744
Non-interest income
Service charges on deposit accounts	525	556
Wealth Management and Trust Services	638	564
Debit card interchange fees	347	300
Merchant interchange fees	130	198
Earnings on bank-owned life insurance	203	213
Gains (losses) on investment securities, net	8	(8)
Other income	338	393
Total non-interest income	2,189	2,216
Non-interest expense
Salaries and related benefits	6,790	6,930
Occupancy and equipment	1,342	1,334
Depreciation and amortization	421	416
Federal Deposit Insurance Corporation insurance	236	250
Data processing	786	1,360
Professional services	564	628
Reversal of losses on off-balance sheet commitments	(201)	—
Other expense	1,910	1,925
Total non-interest expense	11,848	12,843
Income before provision for income taxes	6,939	7,117
Provision for income taxes	2,482	2,584
Net income	$4,457	$4,533
Net income per common share:
Basic	$0.75	$0.77
Diluted	$0.74	$0.76
Weighted average shares used to compute net income per common share:
Basic	5,921	5,870
Diluted	6,048	5,980
Dividends declared per common share	$0.22	$0.19
Comprehensive income:
Net income	$4,457	$4,533
Other comprehensive income
Change in net unrealized gain on available-for-sale securities	1,317	1,415
Reclassification adjustment for (gain) loss on available-for-sale securities included in net income	(8)	15
Net change in unrealized gain on available-for-sale securities, before tax	1,309	1,430
Deferred tax expense	554	519
Other comprehensive income, net of tax	755	911
Comprehensive income	$5,212	$5,444
The accompanying notes are an integral part of these consolidated financial statements.

Page-4

BANK OF MARIN BANCORP CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
for the year ended December 31, 2014 and the three months ended March 31, 2015

(in thousands; 2015 unaudited)	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income, Net of Taxes	Total
	Shares	Amount
Balance at December 31, 2013	5,877,524	$80,095	$101,464	$(672)	$180,887
Net income	—	—	19,771	—	19,771
Other comprehensive income	—	—	—	1,760	1,760
Stock options exercised	49,415	1,452	—	—	1,452
Excess tax benefit - stock-based compensation	—	172	—	—	172
Stock issued under employee stock purchase plan	521	23	—	—	23
Restricted stock granted	8,523	—	—	—	—
Restricted stock forfeited / cancelled	(2,067)	—	—	—	—
Stock-based compensation - stock options	—	200	—	—	200
Stock-based compensation - restricted stock	—	246	—	—	246
Cash dividends paid on common stock	—	—	(4,733)	—	(4,733)
Stock purchased by directors under director stock plan	260	12	—	—	12
Stock issued in payment of director fees	5,306	236	—	—	236
Balance at December 31, 2014	5,939,482	$82,436	$116,502	$1,088	$200,026
Net income	—	—	4,457	—	4,457
Other comprehensive income	—	—	—	755	755
Stock options exercised	9,371	312	—	—	312
Excess tax benefit - stock-based compensation	—	28	—	—	28
Stock issued under employee stock purchase plan	96	5	—	—	5
Restricted stock granted	15,970	—	—	—	—
Stock-based compensation - stock options	—	36	—	—	36
Stock-based compensation - restricted stock	—	56	—	—	56
Cash dividends paid on common stock	—	—	(1,307)	—	(1,307)
Stock issued in payment of director fees	2,695	138	—	—	138
Balance at March 31, 2015	5,967,614	$83,011	$119,652	$1,843	$204,506

The accompanying notes are an integral part of these consolidated financial statements.

Page-5

BANK OF MARIN BANCORP CONSOLIDATED STATEMENTS OF CASH FLOWS
for the three months ended March 31, 2015 and 2014

(in thousands; unaudited)	March 31, 2015	March 31, 2014
Cash Flows from Operating Activities:
Net income	$4,457	$4,533
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	—	150
(Reversal of) provision for losses on off-balance sheet commitments	(201)	—
Compensation expense--common stock for director fees	74	58
Stock-based compensation expense	92	99
Excess tax benefits from exercised stock options	(16)	(37)
Amortization of core deposit intangible	155	193
Amortization of investment security premiums, net of accretion of discounts	570	660
Accretion of discount on acquired loans	(490)	(1,510)
Accretion of discount on subordinated debentures	53	54
Net amortization of deferred loan origination costs/fees	(164)	(81)
Write-down of other real estate owned	40	—
(Gain) loss on sale of investment securities	(8)	8
Depreciation and amortization	421	416
Earnings on bank owned life insurance policies	(203)	(213)
Net change in operating assets and liabilities:
Interest receivable	456	111
Interest payable	(5)	(33)
Deferred rent and other rent-related expenses	(11)	76
Other assets	674	(479)
Other liabilities	(8)	(1,865)
Total adjustments	1,429	(2,393)
Net cash provided by operating activities	5,886	2,140
Cash Flows from Investing Activities:
Purchase of held-to-maturity securities	(2,375)	—
Purchase of available-for-sale securities	(11,493)	(9,872)
Proceeds from sale of available-for-sale securities	1,559	2,023
Proceeds from sale of held-to-maturity securities	—	725
Proceeds from paydowns/maturity of held-to-maturity securities	11,043	3,678
Proceeds from paydowns/maturity of available-for-sale securities	7,133	8,429
Loans originated and principal collected, net	18,149	(7,750)
Purchase of premises and equipment	(414)	(342)
Cash paid for low income housing tax credit investment	(218)	(69)
Net cash provided by (used in) investing activities	23,384	(3,178)
Cash Flows from Financing Activities:
Net increase (decrease) in deposits	33,501	(10,762)
Proceeds from stock options exercised	312	670
Proceeds from stock issued under employee and director stock purchase plans	5	7
Cash dividends paid on common stock	(1,307)	(1,120)
Excess tax benefits from exercised stock options	16	37
Net cash provided by (used in) financing activities	32,527	(11,168)
Net increase (decrease) in cash and cash equivalents	61,797	(12,206)
Cash and cash equivalents at beginning of period	41,367	103,773
Cash and cash equivalents at end of period	$103,164	$91,567
Supplemental disclosure of cash flow information:
Cash paid for interest	$534	$594
Cash paid for income taxes	$30	$—
Supplemental disclosure of non-cash investing and financing activities:
Change in unrealized gain on available-for-sale securities	$1,309	$1,430
Securities transferred from available-for-sale to held-to-maturity	$—	$14,297
Subscription in low income housing tax credit investment	$1,023	$1,000
Stock issued in payment of director fees	$138	$103

The accompanying notes are an integral part of these consolidated financial statements.

Page-6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1:  Basis of Presentation

The consolidated financial statements include the accounts of Bank of Marin Bancorp (“Bancorp”), a bank holding company, and its wholly-owned bank subsidiary, Bank of Marin (the “Bank”), a California state-chartered commercial bank. References to “we,” “our,” “us” mean the holding company and the Bank that are consolidated for financial reporting purposes. The accompanying unaudited consolidated interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been condensed or omitted pursuant to those rules and regulations. Although we believe that the disclosures made are adequate to make the information not misleading, we suggest that these interim financial statements be read in conjunction with the financial statements and the notes thereto included in our 2014 Annual Report on Form 10-K.  In the opinion of Management, the unaudited consolidated financial statements reflect all adjustments which are necessary for a fair presentation of the consolidated financial position, the results of operations, changes in comprehensive income, changes in stockholders’ equity, and cash flows for the periods presented. All material intercompany transactions have been eliminated. The results of these interim periods may not be indicative of the results for the full year or for any other period. We have evaluated subsequent events through the date of filing with the SEC and have determined that there are no subsequent events that require additional recognition or disclosure.

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

The following table shows: 1) weighted average basic shares, 2) potentially dilutive common shares related to stock options, unvested restricted stock awards and stock warrant, and 3) weighted average diluted shares. Basic earnings per share (“EPS”) are calculated by dividing net income by the weighted average number of common shares outstanding during each period, excluding unvested restricted stock awards. Diluted EPS are calculated using the weighted average diluted shares. The number of potentially dilutive common shares included in quarterly diluted EPS is computed using the average market prices during the three months included in the reporting period under the treasury stock method. The number of potentially dilutive common shares included in year-to-date diluted EPS is a year-to-date weighted average of potentially dilutive common shares included in each quarterly diluted EPS computation. We have two forms of outstanding stock: common stock and unvested restricted stock awards. Holders of unvested restricted stock awards receive non-forfeitable dividends at the same rate as common shareholders and they both share equally in undistributed earnings. Therefore, under the two-class method, the difference in EPS is not significant for these participating securities.

Page-7

	Three months ended
(in thousands, except per share data; unaudited)	March 31, 2015	March 31, 2014
Weighted average basic shares outstanding	5,921	5,870
Add: Potentially dilutive common shares related to stock options	47	43
Potentially dilutive common shares related to unvested restricted stock	6	6
Potentially dilutive common shares related to the warrant	74	61
Weighted average diluted shares outstanding	6,048	5,980

Net income	$4,457	$4,533
Basic EPS	$0.75	$0.77
Diluted EPS	$0.74	$0.76

Weighted average anti-dilutive shares not included in the calculation of diluted EPS	24	44

Page-8

Note 2: Recently Issued Accounting Standards

In January 2014, the FASB issued ASU No. 2014-04, Receivables - Troubled Debt Restructurings by Creditors (Subtopic 310-40) Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. Current accounting literature on troubled debt restructurings includes guidance on the receipt of one or more collateral assets in satisfaction of all or part of a receivable. The accounting literature indicates that a creditor should reclassify a collateralized mortgage loan such that the loan should be de-recognized and the collateral asset recognized when it is determined that there has been in substance a repossession or foreclosure by the creditor. However, in substance repossession or foreclosure and physical possession were not defined, leaving uncertainty about when a creditor should de-recognize the loan receivable and recognize the real estate property. This ASU clarifies when an in substance repossession or foreclosure occurs. ASU 2014-04 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2014 for public entities. Since we currently do not hold any in substance foreclosures, the adoption of this ASU has not had any impact on our financial condition or results of operations.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The ASU is a converged standard involving FASB and International Financial Reporting Standards that provides a single comprehensive revenue recognition model for all contracts with customers across transactions and industries. The guidance in this ASU affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. The core principal of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. For public entities, the ASU is effective on a retrospective basis for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2016. Since this ASU does not apply to financial instruments and we do not have a significant source of non-interest income subject to this ASU, we do not expect it to have a significant impact on our financial condition or results of operations.

In June 2014, the FASB issued ASU No. 2014-12, Compensation - Stock Compensation (Topic 718) Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. This ASU provides guidance for entities that grant their employees share-based payment awards where a performance target that affects vesting could be achieved after the requisite service period. That is the case when an employee is eligible to retire or otherwise terminate employment before the end of the period in which a performance target could be achieved and still be eligible to vest in the award if and when the performance target is achieved. This ASU stipulates that compensation expense should be recognized in the period where the performance target becomes probable of being achieved as opposed to the date that the award was granted. ASU 2014-12 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. As of March 31, 2015 we have not granted share-based payment awards where a performance target that affects vesting could be achieved after the requisite service period. We do not expect this ASU to have a material impact on our financial condition or results of operations.

Page-9

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

Page-10

The following table summarizes our assets and liabilities that were required to be recorded at fair value on a recurring basis.

(in thousands) Description of Financial Instruments	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At March 31, 2015 (unaudited):
Securities available-for-sale:
Mortgage-backed securities and collateralized mortgage obligations issued by U.S. government-sponsored agencies	$152,142	$—	$149,472	$2,670
Debentures of government-sponsored agencies	$26,174	$—	$26,174	$—
Privately-issued collateralized mortgage obligations	$5,493	$—	$5,493	$—
Obligations of state and political subdivisions	$15,850	$—	$15,850	$—
Corporate bonds	$5,021	$—	5,021	$—
Derivative financial assets (interest rate contracts)	$—	$—	$—	$—
Derivative financial liabilities (interest rate contracts)	$2,481	$—	$2,481	$—
At December 31, 2014:
Securities available-for-sale:
Mortgage-backed securities and collateralized mortgage obligations issued by U.S. government-sponsored agencies	$158,119	$—	$155,421	$2,698
Debentures of government-sponsored agencies	$14,557	$—	$14,557	$—
Privately-issued collateralized mortgage obligations	$7,294	$—	$7,294	$—
Obligations of state and political subdivisions	$15,880	$—	$15,771	$—
Corporate bonds	$4,998	$—	$5,437	$—
Derivative financial assets (interest rate contracts)	$61	$—	$61	$—
Derivative financial liabilities (interest rate contracts)	$1,996	$—	$1,996	$—

Securities available-for-sale are recorded at fair value on a recurring basis. When available, quoted market prices (Level 1) are used to determine the fair value of securities available-for-sale. If quoted market prices are not available, we obtain pricing information from a reputable third-party service provider, who may utilize valuation techniques that use current market-based or independently sourced parameters, such as bid/ask prices, dealer-quoted prices, interest rates, benchmark yield curves, prepayment speeds, probability of default, loss severity and credit spreads (Level 2).   Level 2 securities include U.S. agencies or government sponsored agencies' debt securities, mortgage-backed securities, government agency-issued and privately-issued collateralized mortgage obligations. As of March 31, 2015 and December 31, 2014, there are no securities that are considered Level 1 securities. As of March 31, 2015, we have one available-for-sale security that is considered a Level 3 security. The security is a U.S. government agency obligation collateralized by a small pool of business equipment loans guaranteed by the Small Business Administration program. This security is not actively traded and is owned only by a few investors. The significant unobservable data that is reflected in the fair value measurement include dealer quotes, projected prepayment speeds/average life and credit information, among other things. It was transferred to a Level 3 security during the second quarter of 2014. The increase in unrealized gain during the first quarter of 2015 is $10 thousand.

Securities held-to-maturity may be written down to fair value (determined using the same techniques discussed above for securities available-for-sale) as a result of an other-than-temporary impairment, if any.

On a recurring basis, derivative financial instruments are recorded at fair value, which is based on the income approach using observable Level 2 market inputs, reflecting market expectations of future interest rates as of the measurement

Page-11

date.  Standard valuation techniques are used to calculate the present value of the future expected cash flows assuming an orderly transaction.  Valuation adjustments may be made to reflect both our own credit risk and the counterparties’ credit quality in determining the fair value of the derivatives. Level 2 inputs for the valuations are limited to observable market prices for London Interbank Offered Rate ("LIBOR") cash rates and Overnight Index Swap ("OIS") rates (for the very short term), quoted prices for LIBOR futures contracts, observable market prices for LIBOR and OIS swap rates, and one-month and three-month LIBOR basis spreads at commonly quoted intervals.  Mid-market pricing of the inputs is used as a practical expedient in the fair value measurements.  We project spot rates at reset days specified by each swap to determine future cash flows, then discount to present value using either LIBOR or OIS curves depending on the collateral posted as of the measurement date.  When the value of any collateral placed with counterparties is less than the interest rate derivative liability, an additional discount is applied to reflect our potential credit risk to counterparties.  We have used the spread between the Standard & Poor's BBB rated U.S. Bank Composite rate and LIBOR for the closest maturity term corresponding to the duration of the swaps to derive the credit-risk-related component of the discount rate of future cash flows from the collateral shortfall.

Certain financial assets may be measured at fair value on a non-recurring basis. These assets are subject to fair value adjustments that result from the application of the lower of cost or fair value accounting or write-downs of individual assets, such as impaired loans and other real estate owned ("OREO").

The following table presents the carrying value of financial instruments that were measured at fair value on a non-recurring basis and that were still held in the consolidated statements of condition at each respective period end, by level within the fair value hierarchy as of March 31, 2015 and December 31, 2014.

(in thousands) Description of Financial Instruments	Carrying Value[1]	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3) [1]
At March 31, 2015 (unaudited):
Impaired loans carried at fair value:
Installment and other consumer	13	—	—	13
Total	$13	$—	$—	$13

At December 31, 2014:
Impaired loans carried at fair value:
Installment and other consumer	77	—	—	77
Total	$77	$—	$—	$77

1 Represents collateral-dependent loan principal balances that had been generally written down to the values of the underlying collateral, net of specific valuation allowances of $10 thousand and $26 thousand at March 31, 2015 and December 31, 2014, respectively. The carrying value of loans fully charged-off, which includes unsecured lines of credit, overdrafts and all other loans, is zero.

When a loan is identified as impaired, it is reported at the lower of cost or fair value, measured based on the loan's observable market price (Level 1) or the current net realizable value of the underlying collateral securing the loan, if the loan is collateral dependent (Level 3).  Net realizable value of the underlying collateral is the fair value of the collateral less estimated selling costs and any prior liens. Appraisals, recent comparable sales, offers and listing prices are factored in when valuing the collateral. We review and verify the qualifications and licenses of  the certified general appraisers used for appraising commercial properties or certified residential appraisers for residential properties. Real estate appraisals may utilize a combination of approaches including replacement cost, sales comparison and the income approach. Comparable sales and income data are analyzed by the appraisers and adjusted to reflect differences between them and the subject property such as type, leasing status and physical condition. When appraisals are received, Management reviews the assumptions and methodology utilized in the appraisal, as well as the overall resulting value in conjunction with independent data sources such as recent market data and industry-wide statistics. We generally use a 6% discount for selling costs which is applied to all properties, regardless of size. Appraised values may be adjusted to reflect changes in market conditions that have occurred subsequent to the appraisal date, or for revised estimates regarding the timing or cost of the property sale. These adjustments are based on qualitative judgments made by Management on a case-by-case basis and are generally unobservable valuation inputs as they are specific to the underlying collateral. There have been no significant changes in the valuation techniques during the quarter ended March 31, 2015.

Page-12

OREO represents collateral acquired through foreclosure and is initially recorded at fair value as established by a current appraisal, adjusted for disposition costs. Subsequently, OREO is measured at lower of cost or fair value. OREO values are reviewed on an ongoing basis and any subsequent decline in fair value is recorded as a foreclosed asset expense in the current period. The value of OREO is determined based on independent appraisals, similar to the process used for impaired loans, discussed above, and is generally classified as Level 3. We had $421 thousand and $461 thousand of OREO as of March 31, 2015 and December 31, 2014, respectively, all of which was acquired from Bank of Alameda as part of the Acquisition. There was a $40 thousand decline in the estimated fair value of the OREO during the first three months ended March 31, 2015.

 Disclosures about Fair Value of Financial Instruments

The table below is a summary of fair value estimates for financial instruments as of March 31, 2015 and December 31, 2014, excluding financial instruments recorded at fair value on a recurring basis (summarized in the first table in this note). The carrying amounts in the following table are recorded in the consolidated statements of condition under the indicated captions. We have excluded non-financial assets and non-financial liabilities defined by the Codification (ASC 820-10-15-1A), such as Bank premises and equipment, deferred taxes and other liabilities.  In addition, we have not disclosed the fair value of financial instruments specifically excluded from disclosure requirements of the Financial Instruments Topic of the Codification (ASC 825-10-50-8), such as Bank-owned life insurance policies.

	March 31, 2015			December 31, 2014
(in thousands; 2015 unaudited)	Carrying Amounts	Fair Value	Fair Value Hierarchy	Carrying Amounts	Fair Value	Fair Value Hierarchy
Financial assets
Cash and cash equivalents	$103,164	$103,164	Level 1	$41,367	$41,367	Level 1
Investment securities held-to-maturity	107,476	109,785	Level 2	116,437	118,643	Level 2
Loans, net	1,331,328	1,341,118	Level 3	1,348,252	1,361,244	Level 3
Interest receivable	5,453	5,453	Level 2	5,909	5,909	Level 2
Financial liabilities
Deposits	1,585,120	1,585,907	Level 2	1,551,619	1,552,446	Level 2
Federal Home Loan Bank borrowings	15,000	15,514	Level 2	15,000	15,484	Level 2
Subordinated debentures	5,238	5,274	Level 3	5,185	5,290	Level 3
Interest payable	208	208	Level 2	213	213	Level 2

Following is a description of methods and assumptions used to estimate the fair value of each class of financial instrument not recorded at fair value but required for disclosure purposes:

Cash and Cash Equivalents - The carrying amounts of cash and cash equivalents approximate their fair value because of the short-term nature of these instruments.

Held-to-maturity Securities - Held-to-maturity securities, which generally consist of mortgage-backed securities, obligations of state and political subdivisions and corporate bonds, are recorded at their amortized cost. Their fair value for disclosure purposes is determined using methodologies similar to those described above for available-for-sale securities using Level 2 inputs. If Level 2 inputs are not available, we may utilize pricing models that incorporate unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities (Level 3).  As of March 31, 2015 and December 31, 2014, we did not hold any held-to-maturity securities whose fair value was measured using significant unobservable inputs.

Loans - The fair value of loans with variable interest rates approximates current carrying value, because their rates are regularly adjusted to current market rates. The fair value of fixed rate loans or variable loans at negotiated interest rate floors or ceilings with remaining maturities in excess of one year is estimated by discounting the future cash flows using current market rates at which similar loans would be made to borrowers with similar creditworthiness and similar remaining maturities. The allowance for loan losses (“ALLL”) is considered to be a reasonable estimate of the portion of loan discount attributable to credit risks.

Page-13

Interest Receivable and Payable - The interest receivable and payable balances approximate their fair value due to the short-term nature of their settlement dates.

Deposits - The fair value of deposits without stated maturity, such as transaction accounts, savings accounts and money market accounts, is the amount payable on demand at the reporting date. The fair value of time deposits is estimated by discounting the future cash flows using current rates offered for deposits of similar remaining maturities.

Federal Home Loan Bank Borrowings - The fair value is estimated by discounting the future cash flows using current rates offered by the Federal Home Loan Bank of San Francisco ("FHLB") for similar credit advances corresponding to the remaining duration of our fixed-rate credit advances.

Subordinated Debentures - As part of the Acquisition, we assumed two subordinated debentures from NorCal. See Note 6 for further information. The fair values of the subordinated debentures were estimated by discounting the future cash flows (interest payment at a rate of three-month LIBOR plus 3.05% and 1.40%, respectively) to their present values using current market rates at which similar debt securities would be issued with similar credit ratings as ours and similar remaining maturities. Each interest payment was discounted at the spot rate for the corresponding term, determined based on the yields and terms of comparable trust preferred securities, plus a liquidity premium. In July 2010, the Dodd-Frank Act was signed into law and limits the ability of certain bank holding companies to treat trust preferred security debt issuances as Tier 1 capital. This law effectively closed the trust-preferred securities markets for new issuance and led to the absence of observable or comparable transactions in the market place. Due to the use of unobservable inputs of trust preferred securities, we consider the fair value to be a Level 3 measurement.

Commitments - Loan commitments and standby letters of credit generate ongoing fees, which are recognized over the term of the commitment period. We record an allowance reserve for these off-balance sheet commitments which is based on an estimate of probabilities of these commitments being drawn upon according to our historical utilization experience on different types of commitments and expected loss severity. We have set aside an allowance for losses in the amount of $811 thousand and $1.0 million as of March 31, 2015 and December 31, 2014, respectively.

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

	March 31, 2015				December 31, 2014
	Amortized	Fair	Gross Unrealized		Amortized	Fair	Gross Unrealized
(in thousands; 2015 unaudited)	Cost	Value	Gains	(Losses)	Cost	Value	Gains	(Losses)
Held-to-maturity
Obligations of state and political subdivisions	$60,529	$62,257	$1,741	$(13)	$63,425	$65,121	$1,736	$(40)
Corporate bonds	32,175	32,345	173	(3)	40,257	40,448	216	(25)
MBS pass-through securities issued by FHLMC and FNMA	14,772	15,183	411	—	12,755	13,074	319	—
Total held-to-maturity	107,476	109,785	2,325	(16)	116,437	118,643	2,271	(65)

Available-for-sale
Securities of U.S. government agencies:
MBS pass-through securities issued by FHLMC and FNMA	90,215	92,057	1,842	—	92,963	94,214	1,262	(11)
CMOs issued by FNMA	13,896	14,055	197	(38)	14,771	14,790	77	(58)
CMOs issued by FHLMC	29,482	29,799	339	(22)	31,238	31,260	109	(87)
CMOs issued by GNMA	15,933	16,231	308	(10)	17,573	17,855	298	(16)
Debentures of government- sponsored agencies	26,154	26,174	119	(99)	14,694	14,557	95	(232)
Privately issued CMOs	5,353	5,493	142	(2)	7,137	7,294	172	(15)
Obligations of state and political subdivisions	15,596	15,850	256	(2)	15,733	15,880	155	(8)
Corporate bonds	4,939	5,021	82	—	4,936	4,998	66	(4)
Total available-for-sale	201,568	204,680	3,285	(173)	199,045	200,848	2,234	(431)

Total investment securities	$309,044	$314,465	$5,610	$(189)	$315,482	$319,491	$4,505	$(496)

The amortized cost and fair value of investment debt securities by contractual maturity at March 31, 2015 are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2015				December 31, 2014
	Held-to-Maturity		Available-for-Sale		Held-to-Maturity		Available-for-Sale
(in thousands; 2015 unaudited)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$36,925	$37,015	$5,769	$5,816	$39,778	$39,913	$2,378	$2,388
After one year but within five years	44,701	45,804	50,411	50,686	50,983	51,953	43,866	43,919
After five years through ten years	12,216	12,871	9,312	9,471	11,679	12,426	9,644	9,749
After ten years	13,634	14,095	136,076	138,707	13,997	14,351	143,157	144,792
Total	$107,476	$109,785	$201,568	$204,680	$116,437	$118,643	$199,045	$200,848

We sold two available-for-sale securities in 2015 with total proceeds of $1.6 million and realized a gross gain of $8 thousand.

Page-14

We sold one available-for-sale and three held-to-maturity securities in the first quarter of 2014 with total proceeds of $2.0 million and $725 thousand, respectively, and incurred a loss of $15 thousand and a gross gain of $7 thousand, respectively. The sales of the held-to-maturity securities were due to evidence of significant deterioration in issuer creditworthiness since purchase.

Investment securities carried at $69.2 million and $74.7 million at March 31, 2015 and December 31, 2014, respectively, were pledged to the State of California: $68.4 million and $73.8 million to secure public deposits in compliance with the Local Agency Security Program at March 31, 2015 and December 31, 2014, respectively, and $852 thousand and $856 thousand to provide collateral for trust deposits at March 31, 2015 and December 31, 2014, respectively. In addition, investment securities carried at $1.1 million were pledged to collateralize an internal Wealth Management and Trust Services (“WMTS”) checking account at both March 31, 2015 and December 31, 2014.

Other-Than-Temporarily Impaired Debt Securities

We have evaluated the credit of our investment securities and their issuer and/or insurers. Based on our evaluation, Management has determined that no investment security in our investment portfolio is other-than-temporarily impaired as of March 31, 2015. We do not have the intent, and it is more likely than not that we will not have to sell securities temporarily impaired at March 31, 2015 before recovery of the cost basis.

Twelve and twenty-eight investment securities were in unrealized loss positions at March 31, 2015 and December 31, 2014, respectively. Those securities are summarized and classified according to the duration of the loss period in the table below:

March 31, 2015	< 12 continuous months		> 12 continuous months		Total securities in a loss position
(in thousands; unaudited)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
Held-to-maturity
Obligations of state & political subdivisions	$2,556	$(3)	361	(10)	$2,917	$(13)
Corporate bonds	1,997	(3)	—	—	1,997	(3)
Total held-to-maturity	4,553	(6)	361	(10)	4,914	(16)
Available-for-sale
CMOs issued by FNMA	—	—	3,918	(38)	3,918	(38)
CMOs issued by FHLMC	—	—	2,232	(22)	2,232	(22)
CMOs issued by GNMA	3,074	(10)	—	—	3,074	(10)
Debentures of government- sponsored agencies	—	—	9,901	(99)	9,901	(99)
Privately issued CMOs	458	(2)	—	—	458	(2)
Obligations of state & political subdivisions	—	—	588	(2)	588	(2)
Total available-for-sale	3,532	(12)	16,639	(161)	20,171	(173)
Total temporarily impaired securities	$8,085	$(18)	$17,000	$(171)	$25,085	$(189)

Page-15

December 31, 2014	< 12 continuous months		> 12 continuous months		Total securities in a loss position
(dollars in thousands)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
Held-to-maturity
Obligations of state & political subdivisions	$5,830	$(27)	$359	$(13)	$6,189	$(40)
Corporate bonds	3,009	(1)	3,533	(24)	6,542	(25)
Total held-to-maturity	8,839	(28)	3,892	(37)	12,731	(65)
Available-for-sale
MBS pass-through securities issued by FNMA and FHLMC	1,960	(11)	—	—	1,960	(11)
CMOs issued by FNMA	—	—	4,115	(58)	4,115	(58)
CMOs issued by FHLMC	17,157	(44)	2,291	(43)	19,448	(87)
CMOs issued by GNMA	3,262	(16)	—	—	3,262	(16)
Debentures of government- sponsored agencies	494	(1)	9,769	(231)	10,263	(232)
Privately issued CMOs	817	(15)	—	—	817	(15)
Obligations of state & political subdivisions	2,695	(3)	1,112	(5)	3,807	(8)
Corporate bonds	1,002	(1)	990	(3)	1,992	(4)
Total available-for-sale	27,387	(91)	18,277	(340)	45,664	(431)
Total temporarily impaired securities	$36,226	$(119)	$22,169	$(377)	$58,395	$(496)

As of March 31, 2015, there were six investment positions that had been in a continuous loss position for more than twelve months. These securities consisted of a government-sponsored agency debenture, obligations of U.S. state and political subdivisions, and CMOs. We have evaluated each of the bonds and believe that the decline in fair value is primarily driven by factors other than credit. It is probable that we will be able to collect all amounts due according to the contractual terms and no other-than-temporary impairment exists on these securities. The CMOs issued by FNMA and FHLMC are supported by the U.S. Federal Government to protect us from credit losses. Additionally, the obligations of state and political subdivisions were deemed creditworthy based on our review of the issuers' recent financial information and their insurers, if any. Based upon our assessment of the credit fundamentals and the credit enhancements, we concluded that these securities were not other-than-temporarily impaired at March 31, 2015.

Six investment securities in our portfolio were in a temporary loss position for less than twelve months as of March 31, 2015. They consisted of a U.S. Agency CMO, obligations of U.S. state and political subdivisions, a corporate bond and privately issued CMOs. We determine that the strengths of GNMA through the U.S. Federal Government guarantee is sufficient to protect us from credit losses. Other temporarily impaired securities are deemed creditworthy after internal analysis. Additionally, all are rated as investment grade by at least one major rating agency. As a result of this impairment analysis, we concluded that these securities were not other-than-temporarily impaired at March 31, 2015.

Non-Marketable Securities

As a member of the FHLB, we are required to maintain a minimum investment in the FHLB capital stock determined by the Board of Directors of the FHLB. The minimum investment requirements can increase in the event we increase our total asset size or borrowings with the FHLB. Shares cannot be purchased or sold except between the FHLB and its members at its $100 per share par value. We held $8.2 million of FHLB stock recorded at cost in other assets on the consolidated statements of condition at both March 31, 2015 and December 31, 2014. The carrying amounts of these investments are reasonable estimates of fair value because the securities are restricted to member banks and they do not have a readily determinable market value. Management does not believe that the FHLB stock is other-than-temporarily-impaired, as we expect to be able to redeem this stock at cost. On April 29, 2015, the FHLB distributed a cash dividend for the first quarter of 2015 at an annualized dividend rate of 7.67%.

Page-16

As a member bank of Visa U.S.A., we hold 16,939 shares of Visa Inc. Class B common stock with a carrying value of zero, which is equal to our cost basis. These shares are restricted from resale until their conversion into Class A (voting) shares upon the termination of Visa Inc.'s covered litigation escrow account. As a result of the restriction, these shares are not considered available-for-sale and are not carried at fair value. On January 28, 2015, Visa's Board of Directors approved a 4-for-1 split of Visa's Class A common stock. As Class B holders, the conversion rate was adjusted to 1.6483 when converting this Class B common stock to Class A common stock, the value would be $1.8 million at both March 31, 2015 and December 31, 2014. The conversion rate is subject to further reduction upon the final settlement of the covered litigation against Visa Inc. and its member banks. See Note 8 herein.

We invest in low income housing tax credit funds as a limited partner, which totaled $2.8 million and $1.8 million recorded in other assets as of March 31, 2015 and December 31, 2014, respectively. In the first three months of 2015, we recognized $72 thousand of low income housing tax credits and other tax benefits, net of $56 thousand of amortization expense of low income housing tax credit investment, as a component of income tax benefit. As of March 31, 2015, our unfunded commitments for these low income housing tax credit funds totaled $2.2 million. We did not recognize any impairment losses on these low income housing tax credit investments during the first three months of 2015, or the year ended December 31, 2014.

Note 5:  Loans and Allowance for Loan Losses

Credit Quality of Loans

Outstanding loans by class and payment aging as of March 31, 2015 and December 31, 2014 are as follows:

Loan Aging Analysis by Class as of March 31, 2015 and December 31, 2014
(dollars in thousands; 2015 unaudited)	Commercial and industrial	Commercial real estate, owner-occupied	Commercial real estate, investor	Construction	Home equity	Other residential [1]	Installment and other consumer	Total
March 31, 2015
30-59 days past due	$13	$—	$—	$—	$295	$161	$184	$653
60-89 days past due	296	—	—	—	—	—	—	296
Greater than 90 days past due (non-accrual) [2]	373	1,403	2,354	5,107	166	—	79	9,482
Total past due	682	1,403	2,354	5,107	461	161	263	10,431
Current	195,760	233,934	651,494	51,943	112,816	73,214	16,892	1,336,053
Total loans [3]	$196,442	$235,337	$653,848	$57,050	$113,277	$73,375	$17,155	$1,346,484
Non-accrual loans to total loans	0.2%	0.6%	0.4%	9.0%	0.1%	—%	0.5%	0.7%
December 31, 2014
30-59 days past due	$183	$—	$—	$—	$646	$—	$180	$1,009
60-89 days past due	—	—	—	—	—	—	—	—
Greater than 90 days past due (non-accrual) [2]	—	1,403	2,429	5,134	280	—	104	9,350
Total past due	183	1,403	2,429	5,134	926	—	284	10,359
Current	210,040	229,202	671,070	43,279	109,862	73,035	16,504	1,352,992
Total loans [3]	$210,223	$230,605	$673,499	$48,413	$110,788	$73,035	$16,788	$1,363,351
Non-accrual loans to total loans	—%	0.6%	0.4%	10.6%	0.3%	—%	0.6%	0.7%
1 Our residential loan portfolio does not include sub-prime loans, nor is it our practice to underwrite loans commonly referred to as "Alt-A mortgages", the characteristics of which are loans lacking full documentation, borrowers having low FICO scores or higher loan-to-value ratios.

2 Amounts include $1.4 million of Purchased Credit Impaired ("PCI") loans that have stopped accreting interest at both March 31, 2015 and December 31, 2014. Amounts exclude accreting PCI loans of $3.7 million and $3.8 million at March 31, 2015 and December 31, 2014, respectively, as we have a reasonable expectation about future cash flows to be collected and we continue to recognize accretable yield on these loans in interest income. There were no accruing loans past due more than ninety days at March 31, 2015 or December 31, 2014.

3 Amounts include net deferred loan costs of $651 thousand and $487 thousand at March 31, 2015 and December 31, 2014, respectively. Amounts are also net of unaccreted purchase discounts on non-PCI loans of $4.2 million and $4.4 million at March 31, 2015 and December 31, 2014, respectively.

Our commercial loans are generally made to established small and mid-sized businesses to provide financing for their working capital needs, equipment purchases, acquisitions, or refinancings.  Management examines historical, current, and projected cash flows to determine the ability of the borrower to repay obligations as agreed. Commercial loans are made based primarily on the identified cash flows of the borrower and secondarily on the underlying collateral or

Page-17

guarantor support. The cash flows of borrowers, however, may not occur as expected, and the collateral securing these loans may fluctuate in value. Most commercial and industrial loans are secured by the assets being financed, such as accounts receivable or inventory, and include a personal guarantee. Some short-term loans may be made on an unsecured basis. We target stable local businesses with guarantors that have proven to be more resilient in periods of economic stress.  Typically, the guarantors provide an additional source of repayment for most of our credit extensions.

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

Construction loans are generally made to developers and builders to finance construction, renovation and occasionally land acquisitions. These loans are underwritten after evaluation of the borrower's financial strength, reputation, prior track record, and independent appraisals. The construction industry can be impacted by significant events, including: the inherent volatility of real estate markets and vulnerability to delays due to weather, change orders, inability to obtain construction permits, labor or material shortages, and price changes. Estimates of construction costs and value associated with the complete project may be inaccurate. Repayment of construction loans is largely dependent on the ultimate success of the project.

Consumer loans primarily consist of home equity lines of credit, other residential (tenancy-in-common, or “TIC”) loans, and installment and other consumer loans. We originate consumer loans utilizing credit score information, debt-to-income ratio and loan-to-value ratio analysis. Diversification, coupled with relatively small loan amounts that are spread across many individual borrowers, mitigates risk. Additionally, trend reports are reviewed by Management on a regular basis. Underwriting standards for home equity lines of credit include, but are not limited to, a conservative loan-to-value ratio, the number of such loans a borrower can have at one time, and documentation requirements. Our residential loan portfolio includes TIC units in San Francisco. These loans tend to have more equity in their properties than conventional residential mortgages, which mitigates risk. Installment and other consumer loans include mostly floating home loans and mobile home loans along with a small number of installment loans.

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

Page-18

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

•	Investor commercial real estate borrowers are generally required to submit rent rolls or property income statements at least annually.

•	Construction loans are monitored monthly, and reviewed on an ongoing basis.

•	Home equity and other consumer loans are reviewed based on delinquency.

•	Loans graded “Watch” or more severe, regardless of loan type, are reviewed no less than quarterly.

The following table represents an analysis of loans by internally assigned grades, including the PCI loans, at March 31, 2015 and December 31, 2014:

(in thousands; 2015 unaudited)	Commercial and industrial	Commercial real estate, owner-occupied	Commercial real estate, investor	Construction	Home equity	Other residential	Installment and other consumer	Purchased credit-impaired	Total
Credit Risk Profile by Internally Assigned Grade:
March 31, 2015
Pass	$181,842	$211,551	$640,656	$50,305	$111,227	$71,768	$16,816	$2,202	$1,286,367
Special Mention	9,424	10,281	3,853	1,078	321	—	—	1,031	25,988
Substandard	4,974	10,876	7,175	5,657	1,662	1,607	339	1,839	34,129
Total loans	$196,240	$232,708	$651,684	$57,040	$113,210	$73,375	$17,155	$5,072	$1,346,484

December 31, 2014
Pass	$197,659	$205,820	$651,548	$41,710	$107,933	$70,987	$16,101	$2,210	$1,293,968
Special Mention	6,776	10,406	13,304	1,008	322	—	190	1,140	33,146
Substandard	5,464	11,763	6,473	5,684	2,466	2,048	497	1,842	36,237
Total loans	$209,899	$227,989	$671,325	$48,402	$110,721	$73,035	$16,788	$5,192	$1,363,351

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

A loan may no longer be reported as a TDR if it is subsequently refinanced or restructured at market terms through the normal underwriting process, the borrower is no longer considered to be in financial difficulty and performance on the loan is reasonably assured. The removal of TDR status must be approved by the same management level that approved the upgrading of the loan classification. During the first quarter of 2015, a loan with a recorded investment

Page-19

of $108 thousand was removed from TDR designation. There were no loans removed from TDR designation during 2014.

The table below summarizes outstanding TDR loans by loan class as of March 31, 2015 and December 31, 2014. The summary includes both TDRs that are on non-accrual status and those that continue to accrue interest.

(in thousands; 2015 unaudited)	As of
Recorded investment in Troubled Debt Restructurings [1]	March 31, 2015	December 31, 2014

Commercial and industrial	$3,477	$3,584
Commercial real estate, owner-occupied	8,427	8,459
Commercial real estate, investor	522	524
Construction	5,657	5,684
Home equity	561	694
Other residential	2,037	2,045
Installment and other consumer	1,636	1,713
Total	$22,317	$22,703

1 Includes $15.6 million and $15.9 million of TDR loans that were accruing interest as of March 31, 2015 and December 31, 2014, respectively. Includes $1.6 million and $1.8 million of acquired loans at March 31, 2015 and December 31, 2014, respectively.

The table below presents the following information for loans modified in a TDR during the quarter ended March 31, 2014: number of contracts modified, the recorded investment in the loans prior to modification, and the recorded investment in the loans after the loans were restructured. The table below excludes fully paid-off and fully charged-off TDR loans. There were no loans modified in a TDR during 2015.

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

Modifications during the three months ended March 31, 2014 primarily involved maturity extensions and interest rate concessions. During the first three months of 2015 and 2014, there were no defaults on loans that had been modified in a TDR within the prior twelve-month period. We report defaulted TDRs based on a payment default definition of more than ninety days past due.

Page-20

Impaired Loan Balances and Their Related Allowance by Major Classes of Loans

The tables below summarize information on impaired loans and their related allowance. Total impaired loans include non-accrual loans, accruing TDR loans and accreting PCI loans that have experienced post-acquisition declines in cash flows expected to be collected.

(in thousands; unaudited)	Commercial and industrial	Commercial real estate, owner-occupied	Commercial real estate, investor	Construction	Home equity	Other residential	Installment and other consumer	Total
March 31, 2015
Recorded investment in impaired loans:
With no specific allowance recorded	$1,318	$5,545	$2,875	$5,107	$263	$1,024	$295	$16,427
With a specific allowance recorded	2,533	2,882	—	560	298	1,012	1,398	8,683
Total recorded investment in impaired loans	$3,851	$8,427	$2,875	$5,667	$561	$2,036	$1,693	$25,110
Unpaid principal balance of impaired loans:
With no specific allowance recorded	$1,315	$6,545	$4,867	$7,797	$263	$1,024	$295	$22,106
With a specific allowance recorded	2,604	2,882	—	745	298	1,012	1,398	8,939
Total unpaid principal balance of impaired loans	$3,919	$9,427	$4,867	$8,542	$561	$2,036	$1,693	$31,045
Specific allowance	$652	$32	$—	$3	$1	$85	$188	$961

Average recorded investment in impaired loans during the quarter ended March 31, 2015	$3,718	$8,443	$2,915	$5,681	$627	$2,041	$1,743	$25,168
Interest income recognized on impaired loans during the quarter ended March 31, 2015	$62	$66	$6	$9	$5	$23	$19	$190
Average recorded investment in impaired loans during the quarter ended March 31, 2014	$5,945	$5,484	$3,283	$6,524	$577	$2,054	$1,884	$25,751
Interest income recognized on impaired loans during the quarter ended March 31, 2014	$118	$83	$7	$21	$4	$23	$18	$274

(in thousands)	Commercial and industrial	Commercial real estate, owner-occupied	Commercial real estate, investor	Construction	Home equity	Other residential	Installment and other consumer	Total

December 31, 2014
Recorded investment in impaired loans:
With no specific allowance recorded	$1,141	$5,577	$2,954	$5,134	$393	$1,026	$239	$16,464
With a specific allowance recorded	2,443	2,882	—	561	300	1,019	1,554	$8,759
Total recorded investment in impaired loans	$3,584	$8,459	$2,954	$5,695	$693	$2,045	$1,793	$25,223
Unpaid principal balance of impaired loans:
With no specific allowance recorded	$1,186	$6,577	$4,945	$7,824	$880	$1,026	$239	$22,677
With a specific allowance recorded	2,524	2,882	—	749	300	1,019	1,554	9,028
Total recorded investment in impaired loans	$3,710	$9,459	$4,945	$8,573	$1,180	$2,045	$1,793	$31,705
Specific allowance	$694	$65	$—	$3	$—	$92	$284	$1,138
Average recorded investment in impaired loans during 2014	5,354	6,604	3,138	6,471	741	1,744	1,857	25,909
Interest income recognized on impaired loans during 2014	378	288	28	85	19	74	76	948

The gross interest income that would have been recorded, had non-accrual loans been current, totaled $231 thousand and $205 thousand in the quarters ended March 31, 2015, and March 31, 2014, respectively. PCI loans are excluded from the foregone interest data above as their accretable yield interest recognition is independent from the underlying contractual loan delinquency status. See “Purchased Credit-Impaired Loans” below for further discussion.

Page-21

Management monitors delinquent loans continuously and identifies problem loans, generally loans graded substandard or worse, to be evaluated individually for impairment testing. Generally, we charge off our estimated losses related to specifically-identified impaired loans when it is deemed uncollectible. The charged-off portion of impaired loans outstanding at March 31, 2015 totaled approximately $5.4 million.  At March 31, 2015, there were $1.2 million outstanding commitments to extend credit on impaired loans, including loans to borrowers whose terms have been modified in TDRs.

The following tables disclose loans by major portfolio category and activity in the ALLL, as well as the related ALLL disaggregated by impairment evaluation method.

Allowance for Loan Losses Rollforward for the Period
(in thousands; unaudited)	Commercial and industrial	Commercial real estate, owner-occupied	Commercial real estate, investor	Construction	Home equity	Other residential	Installment and other consumer	Unallocated	Total

For the three months ended March 31, 2015
Allowance for loan losses:
Beginning balance	$2,837	$1,924	$6,672	$839	$859	$433	$566	$969	$15,099
Provision (reversal)	(275)	170	(383)	(61)	63	(3)	(99)	588	—
Charge-offs	(2)	—	—	—	—	—	(6)	—	(8)
Recoveries	60	—	3	—	1	—	1	—	65
Ending balance	$2,620	$2,094	$6,292	$778	$923	$430	$462	$1,557	$15,156

For the three months ended March 31, 2014
Allowance for loan losses:
Beginning balance	$3,056	$2,012	$6,196	$633	$875	$317	$629	$506	$14,224
Provision (reversal)	(255)	(27)	268	100	11	92	(142)	103	150
Charge-offs	(61)	—	—	(197)	—	—	(3)	—	(261)
Recoveries	32	—	5	—	1	—	81	—	119
Ending balance	$2,772	$1,985	$6,469	$536	$887	$409	$565	$609	$14,232

Allowance for Loan Losses and Recorded Investment in Loans
(dollars in thousands; unaudited)	Commercial and industrial	Commercial real estate, owner-occupied	Commercial real estate, investor	Construction	Home equity	Other residential	Installment and other consumer	Unallocated	Total

As of March 31, 2015:
Ending ALLL related to loans collectively evaluated for impairment	$1,968	$2,062	$6,292	$775	$922	$345	$274	$1,557	$14,195
Ending ALLL related to loans individually evaluated for impairment	$648	$32	$—	$—	$1	$85	$188	$—	$954
Ending ALLL related to purchased credit-impaired loans	$4	$—	$—	$3	$—	$—	$—	$—	$7

Loans outstanding:
Collectively evaluated for impairment	$192,557	$225,684	$648,809	$51,383	$112,649	$71,339	$15,462	$—	$1,317,883
Individually evaluated for impairment[1]	3,683	7,024	2,875	5,657	561	2,036	1,693	—	23,529
Purchased credit-impaired	202	2,629	2,164	10	67	—	—	—	5,072
Total	$196,442	$235,337	$653,848	$57,050	$113,277	$73,375	$17,155	$—	$1,346,484
Ratio of allowance for loan losses to total loans	1.33%	0.89%	0.96%	1.36%	0.81%	0.59%	2.69%	NM	1.13%
Allowance for loan losses to non-accrual loans	702%	149%	267%	15%	556%	NM	585%	NM	160%

1 Total excludes $1.6 million of PCI loans that have experienced post-acquisition declines in cash flows expected to be collected. These loans are included in the "purchased credit-impaired" amount in the next line below.

Page-22

NM - Not Meaningful

Allowance for Loan Losses and Recorded Investment in Loans
(dollars in thousands)	Commercial and industrial	Commercial real estate, owner-occupied	Commercial real estate, investor	Construction	Home equity	Other residential	Installment and other consumer	Unallocated	Total

As of December 31, 2014:
Ending ALLL related to loans collectively evaluated for impairment	$2,143	$1,859	$6,672	$836	$859	$341	$282	$969	$13,961
Ending ALLL related to loans individually evaluated for impairment	$690	$65	$—	$—	$—	$92	$284	$—	$1,131
Ending ALLL related to purchased credit-impaired loans	$4	$—	$—	$3	$—	$—	$—	$—	$7

Loans outstanding:
Collectively evaluated for impairment	$206,603	$220,933	$668,371	$42,718	$110,028	$70,990	$14,995	$—	$1,334,638
Individually evaluated for impairment[1]	3,296	7,056	2,954	5,684	693	2,045	1,793	—	23,521
Purchased credit-impaired	324	2,616	2,174	11	67	—	—	—	5,192
Total	$210,223	$230,605	$673,499	$48,413	$110,788	$73,035	$16,788	$—	$1,363,351
Ratio of allowance for loan losses to total loans	1.35%	0.83%	0.99%	1.73%	0.78%	0.59%	3.37%	NM	1.11%
Allowance for loan losses to non-accrual loans	NM	137%	275%	16%	307%	NM	544%	NM	161%

1 Total excludes $1.7 million PCI loans that have experienced credit deterioration post-acquisition, which are included in the "purchased credit-impaired" amount in the next line below.

NM - Not Meaningful

Purchased Credit-Impaired Loans

We evaluated loans purchased in acquisitions in accordance with accounting guidance in ASC 310-30 related to loans acquired with deteriorated credit quality. Acquired loans are considered credit-impaired if there is evidence of deterioration of credit quality since origination and it is probable, at the acquisition date, that we will be unable to collect all contractually required payments receivable. Management has determined certain loans purchased in our two acquisitions to be PCI loans based on credit indicators such as nonaccrual status, past due status, loan risk grade, loan-to-value ratio, etc. Revolving credit agreements (e.g., home equity lines of credit and revolving commercial loans) are not considered PCI loans as cash flows cannot be reasonably estimated.

The following table reflects the outstanding balance and related carrying value of PCI loans as of March 31, 2015 and December 31, 2014.

	March 31, 2015		December 31, 2014
PCI Loans (in thousands; 2015 unaudited)	Unpaid principal balance	Carrying value	Unpaid principal balance	Carrying value
Commercial and industrial	$301	$202	$479	$324
Commercial real estate	6,806	4,793	6,831	4,790
Construction	132	10	136	11
Home equity	230	67	232	67
Total purchased credit-impaired loans	$7,469	$5,072	$7,678	$5,192

The activities in the accretable yield, or income expected to be earned, for PCI loans were as follows:

Page-23

Accretable Yield	Three months ended
(dollars in thousands, unaudited)	March 31, 2015	March 31, 2014
Balance at beginning of period	$4,027	$3,649
Removals [1]	(77)	—
Accretion	(119)	(180)
Reclassifications from nonaccretable difference [2]	—	1,832
Balance at end of period	$3,831	$5,301

1 Represents the accretable difference that is relieved when a loan exits the PCI population due to payoff, full charge-off, or transfer to repossessed assets, etc.

2 Primarily relates to changes in expected credit performance and changes in expected timing of cash flows.

Pledged Loans

Our FHLB line of credit is secured under terms of a blanket collateral agreement by a pledge of certain qualifying loans with an unpaid principal balance of $863.6 million and $868.1 million at March 31, 2015 and December 31, 2014, respectively. Our FHLB line of credit totaled $446.7 million and $450.6 million at March 31, 2015 and December 31, 2014, respectively. In addition, we pledge a certain residential loan portfolio, which totaled $30.9 million and $27.7 million at March 31, 2015 and December 31, 2014, respectively, to secure our borrowing capacity with the Federal Reserve Bank (“FRB”). Also see Note 6 below.

Note 6: Borrowings

Federal Funds Purchased – We had unsecured lines of credit totaling $72.0 million with correspondent banks for overnight borrowings at March 31, 2015 and December 31, 2014.  In general, interest rates on these lines approximate the federal funds target rate. At March 31, 2015 and December 31, 2014, we had no overnight borrowings outstanding under these credit facilities.

Federal Home Loan Bank Borrowings – As of March 31, 2015 and December 31, 2014, we had lines of credit with the FHLB totaling $446.7 million and $450.6 million, respectively, based on eligible collateral of certain loans.  At March 31, 2015 and December 31, 2014, we had no FHLB overnight borrowings.

On February 5, 2008, we entered into a ten-year borrowing agreement under the same FHLB line of credit for $15.0 million at a fixed rate of 2.07%, which remained outstanding at March 31, 2015. Interest-only payments are required every three months until the entire principal is due on February 5, 2018. The FHLB has the unconditional right to accelerate the due date on May 5, 2015 and every three months thereafter (the “put dates”). If the FHLB exercises its right to accelerate the due date, the FHLB will offer replacement funding at the current market rate, subject to certain conditions. We must comply with the put date, but are not required to accept replacement funding.

At March 31, 2015, $431.5 million was remaining as available for borrowing from the FHLB, net of the term borrowing and letters of credit acquired from NorCal totaling $241 thousand.

Federal Reserve Line of Credit – We have a line of credit with the FRB secured by certain residential loans.  At March 31, 2015 and December 31, 2014, we had borrowing capacity under this line totaling $30.9 million and $27.7 million, respectively, and had no outstanding borrowings with the FRB.

As part of the Acquisition, we assumed two subordinated debentures due to NorCal Community Bancorp Trusts I and II (the "Trusts"), established for the sole purpose of issuing trust preferred securities on September 22, 2003 and December 29, 2005, respectively. The subordinated debentures were recorded at fair values totaling $4.95 million at acquisition date with contractual values totaling $8.2 million. The difference between the contractual balance and the fair value at acquisition date is accreted into interest expense over the lives of the debentures. Accretion on the subordinated debentures totaled $53 thousand in the first three months of 2015 and $54 thousand in the first three months of 2014. We have the option to defer payment of the interest on the subordinated debentures for a period of up to five years, as long as there is no default on the subordinated debentures. In the event of interest deferral, dividends to Bank of Marin Bancorp common stockholders are prohibited. The trust preferred securities were sold and issued in private transactions pursuant to an exemption from registration under the Securities Act of 1933, as amended. Bancorp has guaranteed, on a subordinated basis, distributions and other payments due on trust preferred securities

Page-24

totaling $8.0 million issued by the Trusts which have identical maturity, repricing and payment terms as the subordinated debentures.

The following is a summary of the contractual terms of the subordinated debentures due to the Trusts as of March 31, 2015:

(in thousands; unaudited)
Subordinated debentures due to NorCal Community Bancorp Trust I on October 7, 2033 with interest payable quarterly, based on 3-month LIBOR plus 3.05%, repricing quarterly (3.30% as of March 31, 2015), redeemable, in whole or in part, on any interest payment date	$4,124
Subordinated debentures due to NorCal Community Bancorp Trust II on March 15, 2036 with interest payable quarterly, based on 3-month LIBOR plus 1.40%, repricing quarterly (1.67% as of March 31, 2015), redeemable, in whole or in part, on any interest payment date	4,124
Total	$8,248

Page-25

Note 7:  Stockholders' Equity

Warrant

Under the United States Department of the Treasury Capital Purchase Program (the “TCPP”), Bancorp issued to the U.S. Treasury a warrant to purchase 154,242 shares of common stock at a per share exercise price of $27.23. The warrant was immediately exercisable and expires on December 5, 2018. The warrant was subsequently auctioned to two institutional investors in November 2011 and remains outstanding. It is adjusted for cash dividend increases to represent a right to purchase 157,198 shares of common stock at $26.72 per share as of March 31, 2015 in accordance with Section 13(c) of the Form of Warrant to Purchase Common Stock.

Dividends

Presented below is a summary of cash dividends paid to common shareholders, recorded as a reduction of retained earnings.

	Three months ended
(in thousands, except per share data; unaudited)	March 31, 2015	March 31, 2014
Cash dividends to common stockholders	$1,307	$1,120
Cash dividends per common share	$0.22	$0.19

Share-Based Payments

The fair value of stock options on the grant date is recorded as a stock-based compensation expense in the consolidated statements of comprehensive income over the requisite service period with a corresponding increase in common stock. Stock-based compensation also includes compensation expense related to the issuance of unvested restricted stock awards and performance-based stock awards pursuant to the 2007 Equity Plan. The grant-date fair value of the restricted stock awards and performance-based stock awards, which is equal to its intrinsic value on that date, is being recorded as compensation expense over the requisite service period with a corresponding increase in common stock as the shares vest.

Starting in 2015, performance-based stock awards were issued to a selected group of employees. Stock award vesting is contingent upon the achievement of pre-established long-term performance goals set by the Compensation Committee of the Board of Directors. Performance is measured over a three-year period and cliff vested. These performance-based stock awards were granted at a maximum opportunity level, and based on the achievement of the pre-established goals, the actual payouts can range from 0% to 200% of the target award. For performance-based stock awards, an estimate is made of the number of shares expected to vest based on the probability that the performance criteria will be achieved to determine the amount of compensation expense to be recognized. The estimate is re-evaluated quarterly and total compensation expense is adjusted for any change in the current period.

In addition, we record excess tax benefits on the exercise of non-qualified stock options, the disqualifying disposition of incentive stock options and vesting of restricted stock awards as an addition to common stock with a corresponding decrease in current taxes payable.

The holders of unvested restricted stock awards and performance-based stock awards are entitled to dividends on the same per-share ratio as holders of common stock. Dividends paid on the portion of share-based awards not expected to vest are also included in stock-based compensation expense. Tax benefits on dividends paid on the portion of share-based awards expected to vest are recorded as an increase to common stock with a corresponding decrease in current taxes payable.

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

The contractual amount of loan commitments and standby letters of credit not reflected on the consolidated statements of condition was $343.7 million at March 31, 2015. This amount included $177.2 million under commercial lines of credit (these commitments are contingent upon customers maintaining specific credit standards), $118.3 million under revolving home equity lines, $34.5 million under undisbursed construction loans, $2.3 million under standby letters of credit, and a remaining $11.4 million under personal and other lines of credit. We record an allowance for losses on these off-balance sheet commitments based on an estimate of probabilities of these commitments being drawn upon according to our historical utilization experience on different types of commitments and expected loss severity. We have set aside an allowance for losses in the amount of $811 thousand and $1.0 million for these commitments as of March 31, 2015 and December 31, 2014, respectively, which is recorded in interest payable and other liabilities on the consolidated statements of condition. A reduction in reserve requirements for off-balance sheet commitments due to the reduced effect of historical charge-offs resulted in the decline in the allowance for losses in the first quarter of 2015.

Operating Leases

We rent certain premises and equipment under long-term, non-cancelable operating leases expiring at various dates through the year 2028. Most of the leases contain certain renewal options and escalation clauses. At March 31, 2015, the approximate minimum future commitments payable under non-cancelable contracts for leased premises are as follows:

(in thousands; unaudited)	2015	2016	2017	2018	2019	Thereafter	Total
Operating leases	$2,822	$3,788	$3,781	$3,810	$3,553	$6,786	$24,540

Litigation Matters

We may be party to legal actions which arise from time to time as part of the normal course of our business.  We believe, after consultation with legal counsel, that we have meritorious defenses in these actions, and that litigation contingent liability, if any, will not have a material adverse effect on our financial position, results of operations, or cash flows.

We are responsible for our proportionate share of certain litigation indemnifications provided to Visa U.S.A. ("Visa") by its member banks in connection with lawsuits related to anti-trust charges and interchange fees ("Covered Litigation"). Visa Inc. maintains an escrow account from which settlements of, or judgments in, the covered litigation are paid. According to the latest SEC filing by VISA, Inc. dated April 30, 2015, at March 31, 2015, the balance of escrow account was $1.2 billion. On January 14, 2015, following a Court-approved process to give class members who previously opted out of the damages portion of the class settlement an option to rejoin it, the class administrator submitted a report stating that it had received 1,179 requests by merchants to rejoin the cash settlement class, some of which may include multiple merchants. The conversion rate of Visa Class B common stock held by us to Class A common stock (as discussed in Note 4) may reduce if Visa makes more Covered Litigation settlement payments in the future and the full impact to member banks is still uncertain. However, we are not aware of significant future cash settlement payments required by us on the Covered Litigation.

Page-27

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

From time to time, we make firm commitments to enter into long-term fixed-rate loans with borrowers backed by yield maintenance agreements and simultaneously enter into forward interest rate swap agreements with correspondent banks to mitigate the change in fair value of the yield maintenance agreement. Prior to loan funding, yield maintenance agreements with net settlement features that meet the definition of a derivative are considered as non-designated hedges and are carried on the consolidated statements of condition at their fair value in other assets (when the fair value is positive) or in other liabilities (when the fair value is negative). The offsetting changes in the fair value of the forward swap and the yield maintenance agreement are recorded in interest income. When the fixed-rate loans are originated, the forward swaps are designated to offset the change in fair value in the loans. Subsequent to the point of the swap designations, the related yield maintenance agreements are no longer considered derivatives. Their fair value at the designation date is recorded in other assets and is amortized using the effective yield method over the life of the respective designated loans.

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

Page-28

As of March 31, 2015, we have eight interest rate swap agreements, which are scheduled to mature in September 2018, June 2020, August 2020, June 2031, October 2031, July 2032, August 2037 and October 2037. All of our derivatives are accounted for as fair value hedges. Our interest rate swaps are settled monthly with counterparties. Accrued interest on the swaps totaled $40 thousand and $41 thousand as of March 31, 2015 and December 31, 2014, respectively. Information on our derivatives follows:

	Asset derivatives		Liability derivatives
(in thousands; 2015 unaudited)	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014
Fair value hedges:
Interest rate contracts notional amount	$—	$4,589	$30,992	$26,899
Interest rate contracts fair value[1]	$—	$61	$2,481	$1,996

	Three months ended
(in thousands; unaudited)	March 31, 2015	March 31, 2014
(Decrease) increase in value of designated interest rate swaps recognized in interest income	$(546)	$736
Payment on interest rate swaps recorded in interest income	(235)	(253)
Increase (decrease) in value of hedged loans recognized in interest income	571	(531)
Decrease in value of yield maintenance agreement recognized against interest income	(14)	(47)
Net loss on derivatives recognized against interest income [2]	$(224)	$(95)

1 See Note 3 for valuation methodology.
2 Includes hedge ineffectiveness gain of $11 thousand and gain of $158 thousand for the quarters ended March 31, 2015 and March 31, 2014, respectively. Changes in value of swaps were included in the assessment of hedge effectiveness.

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

Information on financial instruments that are eligible for offset in the consolidated statements of condition follows:

Offsetting of Financial Assets and Derivative Assets

(in thousands; 2015 unaudited)				Gross Amounts Not Offset in the Statements of Condition
		Gross Amounts	Net Amounts
	Gross Amounts	Offset in the	of Assets Presented
	of Recognized	Statements of	in the Statements	Financial	Cash Collateral
	Assets[1]	Condition	of Condition[1]	Instruments	Received	Net Amount
As of March 31, 2015
Derivatives by Counterparty
Counterparty A	$—	$—	$—	$—	$—	$—
Counterparty B	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$—

As of December 31, 2014
Derivatives by Counterparty
Counterparty A	$61	$—	$61	$(61)	$—	$—
Counterparty B	—	—	—	—	—	—
Total	$61	$—	$61	$(61)	$—	$—
1 Amounts exclude accrued interest totaling zero and $1 thousand at March 31, 2015 and December 31, 2014, respectively.

Offsetting of Financial Liabilities and Derivative Liabilities

(in thousands; 2015 unaudited)				Gross Amounts Not Offset in the Statements of Condition
		Gross Amounts	Net Amounts of
	Gross Amounts	Offset in the	Liabilities Presented
	of Recognized	Statements of	in the Statements of	Financial	Cash Collateral
	Liabilities[2]	Condition	Condition[2]	Instruments	Pledged	Net Amount
As of March 31, 2015
Derivatives by Counterparty
Counterparty A	$2,107	$—	$2,107	$—	$(2,107)	$—
Counterparty B	374	—	374	—	(374)	—
Total	$2,481	$—	$2,481	$—	$(2,481)	$—

As of December 31, 2014
Derivatives by Counterparty
Counterparty A	$1,616	$—	$1,616	$(61)	$(1,360)	$195
Counterparty B	380	—	380	—	(380)	—
Total	$1,996	$—	$1,996	$(61)	$(1,740)	$195

2 Amounts exclude accrued interest totaling $40 thousand and $39 thousand at March 31, 2015 and December 31, 2014, respectively.

Page-30

ITEM 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management's discussion of the financial condition and results of operations should be read in conjunction with the related consolidated financial statements in this Form 10-Q and with the audited consolidated financial statements and accompanying notes included in our 2014 Annual Report on Form 10-K. Average balances, including balances used in calculating certain financial ratios, are generally comprised of average daily balances.

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

Forward-looking statements are based on Management's current expectations regarding economic, legislative, and regulatory issues that may impact our earnings in future periods. A number of factors—many of which are beyond Management’s control—could cause future results to vary materially from current Management expectations. Such factors include, but are not limited to, the monetary polices of the FRB, general economic conditions, the economic uncertainty in the United States and abroad, changes in interest rates, deposit flows, real estate values, expected future cash flows on acquired loans and securities, integration of acquisitions and competition; changes in accounting principles, policies or guidelines; changes in legislation or regulation; adverse weather conditions, including the drought in California; and other economic, competitive, governmental, regulatory and technological factors affecting our operations, pricing, products and services.

These and other important factors are detailed in the Risk Factors section of our 2014 Form 10-K as filed with the SEC, copies of which are available from us at no charge. Forward-looking statements apply only as of the date they are made. We do not undertake to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made or to reflect the occurrence of unanticipated events.

Page-31

RESULTS OF OPERATIONS

Highlights of the financial results are presented in the following table:

	For the three months ended
(dollars in thousands, except per share data; unaudited)	March 31, 2015	March 31, 2014
For the period:
Net income	$4,457	$4,533
Net income per share
Basic	$0.75	$0.77
Diluted	$0.74	$0.76
Return on average equity	8.92%	9.97%
Return on average assets	1.00%	1.01%
Common stock dividend payout ratio	29.33%	24.66%
Average shareholders’ equity to average total assets	11.19%	10.11%
Efficiency ratio	63.07%	63.86%
Tax equivalent net interest margin	4.00%	4.25%

(dollars in thousands, except per share data; unaudited)	March 31, 2015	March 31, 2014
At period end:
Book value per common share	$34.27	$31.51
Total assets	$1,826,149	$1,797,852
Total loans	$1,346,484	$1,277,990
Total deposits	$1,585,120	$1,576,340
Loan-to-deposit ratio	84.9%	81.1%
Total risk-based capital ratio - Bancorp	13.8%	13.5%
Common equity Tier 1 ratio - Bancorp	12.5%	-
Tier 1 leverage ratio (to average assets) - Bancorp	11.1%	9.9%

Page-32

Executive Summary

Earnings in the first quarter of 2015 totaled $4.5 million, compared to $4.7 million in the fourth quarter of 2014 and $4.5 million in the first quarter of 2014. Diluted earnings per share totaled $0.74 in the first quarter of 2015, compared to $0.78 in the prior quarter and $0.76 in the same quarter last year.

Loans totaled $1.35 billion at March 31, 2015, compared to $1.36 billion at December 31, 2014. New loan volume of approximately $30 million in the first quarter of 2015 was offset by payoffs of approximately $40 million, and combined with utilization on lines of credit and amortization on existing loans produced a net decrease of $16.9 million over December 31, 2014. Payoffs in the first quarter of 2015 included four large loans totaling $23.1 million that were due to property sales. Advances on construction loans increased balances by $8.6 million despite the sale of one large project. Credit quality remains strong with non-accrual loans representing 0.70% of total loans at March 31, 2015, compared to 0.69% at December 31, 2014. Non-accrual loans increased minimally from $9.4 million at year-end to $9.5 million at March 31, 2015. Accruing loans past due 30 to 89 days totaled $949 thousand at March 31, 2015, compared to $1.0 million at December 31, 2014.

There was no provision for loan losses recorded in the first quarter of 2015 or the prior quarter, compared to a provision for loan losses totaling $150 thousand in the first quarter of 2014. The ratio of allowance for loan losses ("ALLL") to total loans increased from 1.11% at December 31, 2014 to 1.13% at March 31, 2015.

Deposits totaled $1.6 billion at March 31, 2015 and grew $33.5 million over December 31, 2014. Non-interest bearing deposits increased to 45.2% of total deposits at March 31, 2015, compared to 43.2% at December 31, 2014. Day-to-day deposit volatility in transaction accounts due to normal seasonal activity and new business ventures by several of our largest business customers resulted in a $32.3 million decrease in average deposit balances for the quarter while period ending balances increased at March 31, 2015. CDARS time deposits increased $11.5 million from December 31, 2014, as Management made a strategic decision to reinstate CDARS reciprocal deposits in the first quarter of 2015.

The total risk-based capital ratio for Bancorp was 13.8% at March 31, 2015, compared to 13.9% at December 31, 2014. The common equity tier one ratio, a new regulatory ratio under Basel III (Basel Committee on Bank Supervision guidelines for determining regulatory capital), was 12.5% at March 31, 2015. As reported in the Capital Adequacy section of this document, all four of our capital ratios are well above regulatory requirements for a well-capitalized institution under the new requirements that took effect January 1, 2015.

Net interest income totaled $16.6 million in the first quarter of 2015, compared to $17.1 million in the prior quarter and $17.9 million in the same quarter a year ago. The decrease from the prior quarter reflects fewer days in the first quarter of 2015. The impact of a lower loan yield on the margin was largely offset by a higher allocation of average loans and lower average cash and investment balances. The decrease from the same quarter a year ago primarily relates to a lower level of income recognition on acquired loans as well as lower average balances on investments. The tax-equivalent net interest margin was 4.00%, 3.99% and 4.25%, respectively, for the first quarter of 2015, the prior quarter, and the first quarter of 2014. The decrease in net interest margin in the first quarter of 2015 compared to the same quarter a year ago is primarily due to a decrease in accretion on acquired loans.

Non-interest income totaled $2.2 million in the first quarter of 2015, in the prior quarter and in the same quarter a year ago.

Non-interest expense totaled $11.8 million in the first quarter of 2015, compared to $11.6 million in the prior quarter and $12.8 million in the same quarter a year ago. The increase in non-interest expense from the prior quarter was associated with a year-end reduction to accrued bonus expense and first quarter salaries for several positions that were vacant in the fourth quarter. A reduction in reserve requirements for off-balance sheet commitments due to the reduced effect of historical charge-offs resulted in a reversal of some provision in the first quarter of 2015. The decrease in non-interest expense from the same quarter a year ago primarily relates to $746 thousand in one-time acquisition-related expenses associated with data processing and personnel severance costs in the first quarter of 2014 and the reversal of provision for off-balance sheet commitments in 2015.

Page-33

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

The first component, specific allowances, results from the analysis of identified problem credits and the evaluation of sources of repayment including collateral, as applicable. Through Management's ongoing loan grading and credit monitoring process, individual loans are identified that have conditions indicating the borrower may be unable to pay all amounts due in accordance with the contractual terms. These loans are evaluated for impairment individually by Management. Management considers an originated loan to be impaired when it is probable we will be unable to collect all amounts due according to the contractual terms of the loan agreement. For allowances established on acquired loans, refer to Acquired Loans discussed below. When the fair value of the impaired loan is less than the recorded investment in the loan, the difference is recorded as an impairment through the establishment of a specific allowance. For loans determined to be impaired, the extent of the impairment is measured based on the present value of expected future cash flows discounted at the loan's effective interest rate at origination (for originated loans), based on the loan's observable market price, or based on the fair value of the collateral if the loan is collateral dependent or if foreclosure is imminent. Generally with problem credits that are collateral dependent, we obtain appraisals of the collateral at least annually. We may obtain appraisals more frequently if we believe the collateral value is subject to market volatility, if a specific event has occurred to the collateral, or if we believe foreclosure is imminent.

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

The model determines loan loss reserves based on objective and subjective factors. Objective factors include an historical loss rate using the rolling twenty-quarter look-back, changes in the volume and nature of the loan portfolio, changes in credit quality metrics (past due loans, nonaccrual loans, net charge-offs and adversely-graded loans), and the existence of credit concentrations. Subjective factors include changes in the overall economic environment, legal and regulatory conditions, experience level of lending management and other relevant staff, uncertainties related to acquisitions, as well as the quality of our loan review process. The total amount allocated is determined by applying loss multipliers to outstanding loans by CALL code.

While we believe we use the best information available to determine the allowance for loan losses, our results of operations could be significantly affected if circumstances differ substantially from the assumptions used in determining

Page-34

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

For further information regarding the allowance for loan losses, see Note 5 - Loans and Allowance for Loan Losses in the Consolidated Financial Statements of this Form 10-Q.

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

We acquired certain loans with evidence of credit quality deterioration subsequent to their origination and for which it was probable, at acquisition, that we would be unable to collect all contractually required payments ("PCI loans"). These loans were evaluated on an individual basis. Management applied significant subjective judgment in determining which loans were PCI loans. Evidence of credit quality deterioration as of the purchase date may include data such as past due and nonaccrual status, risk grades and charge-off history. Revolving credit agreements (e.g., home equity lines of credit and revolving commercial loans) where the borrower had revolving rights at acquisition date were not considered PCI loans because the timing and amount of cash flows cannot be reasonably estimated.

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

Page-35

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

For further information regarding our acquired loans, see Note 5 - Loans and Allowance for Loan Losses in the Consolidated Financial Statements of this Form 10-Q.

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

Page-36

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

For further information regarding other-than-temporary impairment of investment securities, see Note 4 - Investment Securities in the Consolidated Financial Statements of this Form 10-Q.

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

Page-37

estimates involve inherent uncertainties and the application of Management's judgment. As a result, if other assumptions had been used, our recorded earnings or disclosures could have been materially different from those reflected in these financial statements.

For further information regarding fair value measurements, see Note 3 - Fair Value of Assets and Liabilities in the Consolidated Financial Statements of this Form 10-Q.

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

Page-39

Average Statements of Condition and Analysis of Net Interest Income

	Three months ended			Three months ended
	March 31, 2015			March 31, 2014
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in thousands; unaudited)	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Interest-bearing due from banks [1]	$38,295	$21	0.22%	$85,750	$51	0.24%
Investment securities [2,3]	311,978	1,927	2.47%	361,795	2,293	2.54%
Loans [1,3,4]	1,351,791	15,675	4.64%	1,268,841	16,511	5.20%
Total interest-earning assets [1]	1,702,064	17,623	4.14%	1,716,386	18,855	4.39%
Cash and non-interest-bearing due from banks	41,073			41,793
Bank premises and equipment, net	9,839			9,088
Interest receivable and other assets, net	58,132			55,829
Total assets	$1,811,108			$1,823,096
Liabilities and Stockholders' Equity
Interest-bearing transaction accounts	$92,376	$30	0.13%	$127,098	$23	0.07%
Savings accounts	133,877	12	0.04%	121,278	11	0.04%
Money market accounts	486,830	127	0.11%	518,930	158	0.12%
CDARS® time accounts	4,689	11	0.95%	—	—	—%
Other time accounts	149,429	220	0.60%	160,978	235	0.59%
FHLB fixed-rate advance [1]	15,397	78	2.07%	15,000	78	2.07%
Subordinated debenture [1]	5,207	104	7.99%	4,988	105	8.58%
Total interest-bearing liabilities	887,805	582	0.27%	948,272	610	0.26%
Demand accounts	705,024			674,689
Interest payable and other liabilities	15,594			15,748
Stockholders' equity	202,685			184,387
Total liabilities & stockholders' equity	$1,811,108			$1,823,096
Tax-equivalent net interest income/margin [1]		$17,041	4.00%		$18,245	4.25%
Reported net interest income/margin [1]		$16,598	3.90%		$17,894	4.17%
Tax-equivalent net interest rate spread			3.88%			4.13%

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

Page-40

The tax-equivalent net interest margin was 4.00% in the first quarter of 2014, compared to 4.25% in the same quarter a year ago.  The decrease of twenty-five basis points was primarily due to the impact of the low interest rate environment on our loan and investment portfolios, lower loan fees and lower accretion on both PCI and non-PCI loans, partially offset by higher average loan balances. The net interest spread decreased twenty-five basis points over the same period for the same reasons.

The average yield on interest-earning assets decreased twenty-five basis points in the first quarter of 2015 compared to the first quarter of 2014 due to the reasons listed above. Average loans as a percentage of average interest-earning assets was 79.4% and 73.9% for the first quarter of 2015 and the first quarter of 2014, respectively. Total average interest-earning assets decreased $14.3 million, or 0.8%, in the first quarter of 2015, compared to the first quarter of 2014.

Loans acquired through the acquisition of other banks are classified as PCI or non-PCI loans and are recorded at fair value at acquisition date. For acquired loans not considered credit impaired, the level of accretion varies due to maturities and early pay-offs. Accretion on PCI loans fluctuates based on changes in cash flows expected to be collected. Gains on pay-offs of PCI loans are recorded as interest income when the pay-off amount exceeds the recorded investment.

Accretion and gains on pay-offs of purchased loans recorded to interest income were as follows:

	Three months ended
	March 31, 2015		March 31, 2014
(dollars in thousands; unaudited)	Dollar Amount	Basis point impact to net interest margin	Dollar Amount	Basis point impact to net interest margin
Accretion on PCI loans	$119	3 bps	$180	4 bps
Accretion on non-PCI loans	$371	9 bps	$1,330	31 bps
Gains on pay-offs of PCI loans	$43	1 bps	$—	0 bps

Market interest rates are, in part, based on the target federal funds interest rate (the interest rate banks charge each other for short-term borrowings) implemented by the Federal Reserve Open Market Committee ("FOMC"). The target interest rate has been at its historic low with a range of 0% to 0.25%, as the accommodative monetary policy measures taken by the FRB in recent years, including three rounds of quantitative easing, has led to a prolonged low interest rate environment. As a result, we have experienced downward pricing pressure on our interest-earning assets that negatively impacted our net interest margin and yields on our earning assets, and we expect little relief from this downward pricing pressure and fewer opportunities to reduce future funding costs in 2015.

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

There was no provision for loan losses recorded in the first quarter of 2015, compared to a provision for loan losses totaling $150 thousand in the same quarter a year ago. The allowance for loan losses totaled 1.13% of loans at March 31, 2015, compared to 1.11% at December 31, 2014. Non-accrual loans totaled $9.5 million, or 0.70% of Bancorp's loan portfolio at March 31, 2015, compared to $9.4 million, or 0.69% at December 31, 2014.

Impaired loan balances totaled $25.1 million at March 31, 2015, compared to $25.2 million at December 31, 2014, with specific valuation allowances of $961 thousand and $1.1 million, respectively. Classified loans, which have regulatory risk grades of "substandard" or "doubtful", decreased to $34.1 million at March 31, 2015, from $36.2 million at December 31, 2014.

Net recoveries in the first quarter of 2015 totaled $57 thousand, compared to net charge-offs of $142 thousand in the same quarter a year ago. The percentage of net charge-offs to average loans was 0.00% in the first quarter of 2015, compared to 0.01% in the first quarter of 2014.

Page-42

Non-interest Income

The table below details the components of non-interest income.

	Three months ended		Amount	Percent
(dollars in thousands; unaudited)	March 31, 2015	March 31, 2014	Increase (Decrease)	Increase (Decrease)
Service charges on deposit accounts	$525	$556	$(31)	(5.6)%
Wealth Management and Trust Services	638	564	74	13.1%
Debit card interchange fees	347	300	47	15.7%
Merchant interchange fees	130	198	(68)	(34.3)%
Earnings on Bank-owned life insurance	203	213	(10)	(4.7)%
Gain (loss) on sale of securities	8	(8)	16	NM
Other income	338	393	(55)	(14.0)%
Total non-interest income	$2,189	$2,216	$(27)	(1.2)%

Service charges on deposit accounts decreased in the first quarter of 2015 when compared to the first quarter of 2014 due to lower service charge fees, returned items and non-sufficient funds and overdraft fee income.

The increase in Wealth Management and Trust Services ("WMTS") income in the three-month period ended March 31, 2015 compared to the same period last year is due to market value appreciation of both existing and net new assets under management and administration. Assets under management totaled approximately $362.6 million at March 31, 2015 and $337.4 million at March 31, 2014.

Debit card interchange fees increased in the first quarter of 2015 when compared to the first quarter of 2014 due to increased volume.

Merchant interchange fees decreased in the three-month period ended March 31, 2015 when compared to the same period last year due primarily to a decrease in the number of merchant accounts and a decrease in volume of activity.

Other income decreased for the three months ended March 31, 2015 when compared to the same quarter a year ago, primarily due to prior year one-time other fee income, partially offset by a higher FHLB dividend in the first quarter of 2015.

Page-43

Non-interest Expense

The table below details the components of non-interest expense.

	Three months ended		Amount	Percent
(dollars in thousands; unaudited)	March 31, 2015	March 31, 2014	Increase (Decrease)	Increase (Decrease)
Salaries and related benefits	$6,790	$6,930	$(140)	(2.0)%
Occupancy and equipment	1,342	1,334	8	0.6%
Depreciation and amortization	421	416	5	1.2%
Federal Deposit Insurance Corporation	236	250	(14)	(5.6)%
Data processing	786	1,360	(574)	(42.2)%
Professional services	564	628	(64)	(10.2)%
(Reversal of) provision for losses on off-balance sheet commitments	(201)	—	(201)	NM
Other non-interest expense
Advertising	76	111	(35)	(31.5)%
Other expense	1,834	1,814	20	1.1%
Total other non-interest expense	1,910	1,925	(15)	(0.8)%
Total non-interest expense	$11,848	$12,843	$(995)	(7.7)%

Salary and benefit expenses decreased in the first quarter of 2015 when compared to the same quarter last year mainly due to prior year acquisition-related personnel and severance costs and lower commission expenses in the first quarter of 2015, partially offset by higher first quarter of 2015 incentive compensation.

The decrease in data processing in the first quarter of 2015 when compared to the first quarter of 2014 reflects prior year one-time expenses of $442 thousand related to the NorCal acquisition and lower other data processing expenses of $179 thousand.

Professional service expenses decreased in the first quarter of 2015 when compared to the same quarter last year primarily due to lower accounting and other professional fees, partially offset by higher legal fees.

The first quarter of 2015 included a reversal of losses for off-balance sheet commitments due to the rolling off of the periods with high historical charge-offs, resulting in lower expected loss severity included in the assessment of the reserve requirements.

Page-44

Provision for Income Taxes

The provision for income taxes for the first quarter of 2015 totaled $2.5 million at an effective tax rate of 35.8%, compared to $2.6 million at an effective tax rate of 36.3% in the same quarter last year. The decrease in the effective tax rate is primarily due to the expected increase in the amount of tax-exempt interest on municipal securities and loans in 2015. These provisions reflect accruals for taxes at the applicable rates for federal income tax and California franchise tax based upon reported pre-tax income, and adjusted for the effects of all permanent differences between income for tax and financial reporting purposes (such as earnings on qualified municipal securities, BOLI and certain tax-exempt loans). Therefore, there are fluctuations in the effective rate from period to period based on the relationship of net permanent differences to income before tax.

Bancorp and the Bank have entered into a tax allocation agreement which provides that income taxes shall be allocated between the parties on a separate entity basis. The intent of this agreement is that each member of the consolidated group will incur no greater tax liability than it would have incurred on a stand-alone basis.

We file a consolidated return in the U.S. Federal tax jurisdiction and a combined return in the State of California tax jurisdiction. There were no ongoing federal income tax examinations at the issuance of this report. The State of California is currently examining 2011 and 2012 corporate income tax returns. At the time of issuance of this quarterly report, no adjustments have been proposed by the California Franchise Tax Board in connection with the examination. Although timing of the resolution or closure of the examination is uncertain, we do not anticipate a need to establish a reserve for uncertain tax positions in the next twelve months. At March 31, 2015, neither the Bank nor Bancorp had accruals for interest and penalties related to unrecognized tax benefits.

FINANCIAL CONDITION SUMMARY

During the first three months of 2015, total assets increased $39.0 million to $1.8 billion. The increase in assets primarily reflects an increase in cash and cash equivalents of $61.8 million, partially offset by decreases of $16.9 million in loans and $5.1 million in investment securities. New loan volume of approximately $30 million in the first quarter of 2015 was offset by payoffs of approximately $40 million, and combined with utilization and amortization on existing loans produced a net decrease of $16.9 million over December 31, 2014. Higher advances on construction loans increased balances by $8.6 million over December 31, 2014 despite the sale of one large project. Our loan and deposit pipelines are robust and we are seeing growth prospects in all of our markets. Several construction projects nearing successful completion will contribute to pay-downs in future quarters.

Investment Securities

Investment securities in our portfolio that may be backed by mortgages having sub-prime or Alt-A features (certain privately issued CMOs) represent 0.6% of our total investment portfolio at March 31, 2015, compared to 1.0% at December 31, 2014.

We sold two available-for-sale securities in 2015 with total proceeds of $1.6 million and realized a gain of $8 thousand.

The table below summarizes our investment in obligations of state and political subdivisions at March 31, 2015 and December 31, 2014.

Page-45

	March 31, 2015				December 31, 2014
			% of state and	[1]			% of state and	[1]
(dollars in thousands; unaudited)	Amortized Cost	Fair Value	municipal securities		Amortized Cost	Fair Value	municipal securities
Within California:
General obligation bonds	$18,490	$18,720	24.6%		$18,556	$18,734	23.7%
Revenue bonds	18,563	18,953	24.3%		21,344	21,684	26.9%
Tax allocation bonds	6,255	6,455	7.9%		6,280	6,446	7.6%
Total in California	43,308	44,128	56.8%		46,180	46,864	58.2%

Outside California:
General obligation bonds	22,414	23,498	29.8%		22,549	23,680	28.8%
Revenue bonds	10,403	10,481	13.4%		10,429	10,457	13.0%
Total outside California	32,817	33,979	43.2%		32,978	34,137	41.8%

Total obligations of state and political subdivisions	$76,125	$78,107	100.0%		$79,158	$81,001	100.0%

[1] Based on par values.

The portion of the portfolio outside the state of California is distributed among sixteen states. The largest concentrations are in Ohio (6.1%), Wisconsin (4.2%), Arizona (4.1%) and New York (4.1%). Revenue bonds, both within and outside California, primarily consisted of bonds relating to essential services (such as roads and utilities) and school district bonds.

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

Loans

We had a strong level of loan originations in the first three months of 2015, largely reflecting our recent success in sourcing commercial real estate loans, commercial/industrial loans, and home equity lines of credit from new and exist

Page-46

ing relationships. Loan originations were offset by early pay-offs resulting from the sale of real properties as customers took advantage of high valuations, also resulting in the successful resolution of a problem loan. These activities led to a $16.9 million reduction in net loans from the previous quarter end.

Our residential loan portfolio does not include sub-prime loans, nor is it our practice to underwrite loans commonly referred to as "Alt-A mortgages," the characteristics of which are loans lacking full documentation, borrowers having low FICO scores or collateral compositions reflecting high loan-to-value ratios. Refer to Note 5 for the composition of outstanding loans by class.

Liabilities

During the first three months of 2015, total liabilities increased $34.5 million to $1.6 billion. Non-interest-bearing deposits increased $45.8 million while money market accounts decreased $25.4 million. CDARS time deposits increased $11.5 million from both December 31, 2014 and March 31, 2014, as Management made a strategic decision to bring back CDARS reciprocal deposits in the first quarter of 2015. Day-to-day deposit volatility in transaction accounts due to normal seasonal activity and new business ventures by several of our largest business customers resulted in a $32.3 million decrease in average deposit balances for the quarter while ending balances increased for the quarter.

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

In July 2013, the Board of Governors of the Federal Reserve, the FDIC and the Office of the Comptroller of the Currency, finalized the new regulatory capital rules known as "Basel III". The rules became effective beginning January 2015, and will be phased-in and become fully implemented by January 2019. The guidelines, among other things, changed the minimum capital requirements of bank holding companies, by increasing the Tier 1 capital to risk-weighted assets ratio to 6%, and introducing a new requirement to maintain a minimum ratio of common equity Tier 1 capital to risk-weighted assets of 4.5%. By 2019, when fully phased in, the rules will require further increases to certain minimum capital requirements and a capital conservation buffer of an additional 2.5% of risk-weighted assets. Basel III permits certain banks such as us to exclude accumulated other comprehensive income or loss from regulatory capital through a one-time election in the first quarter of 2015. As this is consistent with our existing treatment of excluding accumulated other comprehensive income or loss from regulatory capital, there were no changes to our capital ratios as a result of making this election. In addition, there are other deductions from capital and increases in risk-weighting of assets. The changes that affected us most significantly include:

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

Page-47

We have modeled our ratios under the fully phased-in Basel III rules, and we do not expect that we will be required to raise additional capital as a result of the fully phased-in rules.

To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the second table below. As of March 31, 2015, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that Management believes have changed the Bank’s categories and we expect the Bank to remain well capitalized under the minimum requirements for capital adequacy under the new Basel III rules for prompt corrective action pursuant to Section 38 of the Federal Deposit Insurance Act on a fully phased-in basis.

The Bank’s and Bancorp’s capital adequacy ratios as of March 31, 2015 and December 31, 2014 are presented in the following tables. Bancorp's Tier 1 capital includes the subordinated debentures, which are not included at the Bank level. We continued to build capital in 2015 through the accumulation of net income.

Capital Ratios for Bancorp (dollars in thousands; 2015 unaudited)	Actual Ratio		Ratio to Capital Adequacy Purposes
As of March 31, 2015	Amount	Ratio	Amount		Ratio
Total Capital (to risk-weighted assets)	$215,580	13.85%	≥$124,536		≥ 8.0%
Tier 1 Capital (to risk-weighted assets)	$199,613	12.82%	≥$ 93,402		≥ 6.0%
Tier 1 Capital (to average assets)	$199,613	11.09%	≥$ 72,019		≥ 4.0%
Common Equity Tier 1 (to risk-weighted assets)	$194,989	12.53%	≥$ 70,052		≥ 4.5%

As of December 31, 2014
Total Capital (to risk-weighted assets)	$210,067	13.94%	≥ $	120,580	≥ 8.0%
Tier 1 Capital (to risk-weighted assets)	$193,956	12.87%	≥ $	60,290	≥ 4.0%
Tier 1 Capital (to average assets)	$193,956	10.62%	≥ $	73,079	≥ 4.0%

Capital Ratios for the Bank (dollars in thousands; 2015 unaudited)	Actual Ratio		Ratio for Capital Adequacy Purposes			Ratio to be Well Capitalized under Prompt Corrective Action Provisions
As of March 31, 2015	Amount	Ratio	Amount		Ratio	Amount		Ratio
Total Capital (to risk-weighted assets)	$209,637	13.47%	≥$124,485		≥ 8.0%	≥$155,606		≥ 10.0%
Tier 1 Capital (to risk-weighted assets)	$193,671	12.45%	≥$ 93,364		≥ 6.0%	≥$124,485		≥ 8.0%
Tier 1 Capital (to average assets)	$193,671	10.76%	≥$ 71,994		≥ 4.0%	≥$ 89,992		≥ 5.0%
Common Equity Tier 1 (to risk-weighted assets)	$193,671	12.45%	≥$ 70,023		≥ 4.5%	≥$101,144		≥ 6.5%

As of December 31, 2014
Total Capital (to risk-weighted assets)	$206,465	13.70%	≥ $	120,553	≥ 8.0%	≥ $	150,692	≥ 10.0%
Tier 1 Capital (to risk-weighted assets)	$190,354	12.63%	≥ $	60,277	≥ 4.0%	≥ $	90,415	≥ 6.0%
Tier 1 Capital (to average assets)	$190,354	10.42%	≥ $	73,064	≥ 4.0%	≥ $	91,330	≥ 5.0%

Page-48

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

Management monitors our liquidity position daily. Our liquid assets totaled $277.1 million at March 31, 2015 which includes unencumbered available-for-sale securities and cash. We attract and retain new deposits, which depends upon the variety and effectiveness of our customer account products, service and convenience, and rates paid to customers; as well as, our financial strength. Any long-term decline in retail deposit funding would adversely impact our liquidity. Management regularly adjusts our investments in liquid assets based upon our assessment of expected loan demand, expected deposit flows, yields available on interest-earning securities and the objectives of our asset/liability management program. In addition, we have secured borrowing capacity through the FHLB and FRBSF that can be drawn upon. Management anticipates our current strong liquidity position and core deposit base will provide adequate liquidity to fund our operations.

As presented in the accompanying unaudited consolidated statements of cash flows, the sources of liquidity vary between periods. Our cash and cash equivalents at March 31, 2015 totaled $103.2 million, an increase of $61.8 million from December 31, 2014. The primary sources of funds during the first three months of 2015 included a net increase in deposits of $33.5 million, $18.1 million in loan principal collections (net of loan originations), $13.3 million in proceeds from sales, pay-downs and maturities of investment securities and $5.9 million net cash provided by operating activities. The primary uses of funds were $13.9 million in purchases of investment securities and cash dividends paid to common stockholders of $1.3 million.

In addition to cash and cash equivalents, we have substantial additional borrowing capacity including unsecured lines of credit totaling $72.0 million with correspondent banks. Further, we have pledged a certain residential loan portfolio to secure our borrowing capacity with the FRBSF, which totaled $30.9 million at March 31, 2015.  As of March 31, 2015, there was no debt outstanding to correspondent banks or the FRBSF. We are also a member of the FHLB and have a line of credit (secured under terms of a blanket collateral agreement by a pledge of essentially all of our unencumbered financial assets) in the amount of $446.7 million, of which $431.5 million was available at March 31, 2015. Borrowings under the line are limited to eligible collateral. The interest rates on overnight borrowings with both correspondent banks and the FHLB are determined daily and generally approximate the federal funds target rate.

Undisbursed loan commitments, which are not reflected on the consolidated statements of condition, totaled $343.7 million at March 31, 2015. This amount included $177.2 million under commercial lines of credit (these commitments are contingent upon customers maintaining specific credit standards), $118.3 million under revolving home equity lines, $34.5 million under undisbursed construction loans, $2.3 million under standby letters of credit, and a remaining $11.4 million under personal and other lines of credit. We have set aside an allowance for losses in the amount of $811 thousand for these commitments as of March 31, 2015, which is recorded in interest payable and other liabilities on the consolidated statements of condition. These commitments, to the extent used, are expected to be funded primarily through the repayment of existing loans, deposit growth and existing balance sheet liquidity. Over the next twelve months, $99.3 million of time deposits will mature. We expect these funds to be replaced with new deposits. Our emphasis on local deposits combined with our well capitalized equity position, provides a very stable funding base.

Since Bancorp is a holding company and does not conduct regular banking operations, its primary source of liquidity is dividends from the Bank. Under the California Financial Code, payment of a dividend from the Bank to Bancorp without advance regulatory approval is restricted to the lesser of the Bank’s retained earnings or the total of the Bank’s undistributed net profits from the previous three fiscal years. The primary uses of funds for Bancorp are shareholder dividends, interest payments on subordinated debentures and ordinary operating expenses.  Bancorp held $5.3 million of cash at March 31, 2015. Bancorp obtained a dividend distribution from the Bank in the amount of $3.5 million in January of 2015. These funds are deemed sufficient to cover Bancorp's operational needs and cash dividends to

Page-49

shareholders through the end of 2015. Management anticipates that there will be sufficient earnings at the Bank level to provide dividends to Bancorp to meet its funding requirements for the foreseeable future.

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

Since 2008, there have been no changes in the federal funds target rate which has been kept at an historic low level of 0-0.25%. The Bank currently has low interest rate risk and is asset sensitive (net interest margin positioned to increase if rates go up). If market rates rise, we expect net interest income to increase as loans with interest rates on floors will start to float again as they reprice.

Based on our most recent simulation, net interest income is positioned to increase by approximately 3.5% in year one given an immediate 200 basis point increase in interest rates. For modeling purposes, the likelihood of a decrease in interest rates beyond 25 basis points as of March 31, 2015 was considered to be remote given prevailing low interest rate levels. The Bank's net interest margin is expected to remain relatively stable in a flat rate environment, all other things being equal. The interest rate risk is within policy guidelines established by ALCO and the Board of Directors.

ITEM 4.       Controls and Procedures

Bank of Marin Bancorp and its subsidiary (the "Company") conducted an evaluation under the supervision and with the participation of our Management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act of 1934 (the “Act”)) as of the end of the period covered by this report. The term disclosure controls and procedures means controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Act is accumulated and communicated to our Management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

During the last fiscal quarter, there was no significant change in our internal control over financial reporting that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

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

We are responsible for our proportionate share of certain litigation indemnifications provided to Visa U.S.A. by its member banks in connection with lawsuits related to anti-trust charges and interchange fees. For further details, see Note 13 to the Consolidated Financial Statements in Item 8 of our 2014 Form 10-K and Note 8 to the Consolidated Financial Statements in this Form 10-Q herein.

ITEM 1A      Risk Factors

There have been no material changes from the risk factors previously disclosed in our 2014 Form 10-K. Refer to “Risk Factors” in Item 1A of our 2014 Form 10-K, pages 12 through 21.

ITEM 2       Unregistered Sales of Equity Securities and Use of Proceeds

We did not have any unregistered sales or repurchases of our equity securities during the three months ended March 31, 2015.

ITEM 3       Defaults Upon Senior Securities

None.

ITEM 4      Mine Safety Disclosures

Not applicable.

ITEM 5      Other Information

None.

Page-52

ITEM 6       Exhibits

The following exhibits are filed as part of this report or hereby incorporated by references to filings previously made with the SEC.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
2.01	Modified Whole Bank Purchase and Assumption Agreement dated February 18, 2011 among Federal Deposit Insurance Corporation, Receiver of Charter Oak Bank, Napa, California, Federal Deposit Insurance Corporation, and Bank of Marin	8-K	001-33572	99.2	February 28, 2011
2.02	Agreement and Plan of Merger with NorCal Community Bancorp, dated July 1, 2013	8-K	001-33572	2.1	July 5, 2013
3.01	Articles of Incorporation, as amended	10-Q	001-33572	3.01	November 7, 2007
3.02	Bylaws, as amended	10-Q	001-33572	3.02	May 9, 2011
4.01	Rights Agreement dated as of July 2, 2007	8-A12B	001-33572	4.1	July 2, 2007
4.02	Form of Warrant for Purchase of Shares of Common Stock, as amended	POS AM S-3	333-156782	4.4	December 20, 2011
10.01	2007 Employee Stock Purchase Plan	S-8	333-144810	4.1	July 24, 2007
10.02	1989 Stock Option Plan	S-8	333-144807	4.1	July 24, 2007
10.03	1999 Stock Option Plan	S-8	333-144808	4.1	July 24, 2007
10.04	2007 Equity Plan	S-8	333-144809	4.1	July 24, 2007
10.05	2010 Director Stock Plan	S-8	333-167639	4.1	June 21, 2010
10.06	Form of Indemnification Agreement for Directors and Executive Officers dated August 9, 2007	10-Q	001-33572	10.06	November 7, 2007
10.07	Form of Employment Agreement dated January 23, 2009	8-K	001-33572	10.1	January 26, 2009
10.08	Intentionally left blank
10.09	2010 Annual Individual Incentive Compensation Plan	8-K	001-33572	99.1	October 21, 2010
10.10a	Salary Continuation Agreements with executive officers, Russell Colombo, Chief Executive Officer and Peter Pelham, Director of Retail Banking, dated January 1, 2011	8-K	001-33572	10.1 10.4	January 6, 2011
10.10b	Salary Continuation Agreements with executive officers, Tani Girton, Chief Financial Officer, dated October 18, 2013 and Elizabeth Reizman, Chief Credit Officer, dated July 20, 2014	8-K	001-33572	10.2 10.3	November 4, 2014
10.11	2007 Form of Change in Control Agreement	8-K	001-33572	10.1	October 31, 2007
10.12	Information Technology Services Agreement with Fidelity Information Services, LLC, dated July 11, 2012	8-K	001-33572	10.1	July 17, 2012
11.01	Earnings Per Share Computation - included in Note 1 to the Consolidated Financial Statements					Filed
14.02	Code of Ethical Conduct, dated October 17, 2014	8-K	001-33572	14.02
31.01	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					Filed

31.02	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed
32.01	Certification pursuant to 18 U.S.C. §1350 as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002	Filed
101.01*	XBRL Interactive Data File	Furnished

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

Bank of Marin Bancorp
(registrant)

May 8, 2015	/s/ Russell A. Colombo
Date	Russell A. Colombo
President &
Chief Executive Officer
(Principal Executive Officer)

May 8, 2015	/s/ Tani Girton
Date	Tani Girton
Executive Vice President &
Chief Financial Officer
(Principal Financial Officer)

May 8, 2015	/s/ Cecilia Situ
Date	Cecilia Situ
First Vice President &
Manager of Finance & Treasury
(Principal Accounting Officer)

Page-55