Form 10-Q
period 2015-06-30
Bank of Marin Bancorp
filed 2015-08-07
CIK 1403475

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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
Yes   ☐     No  ☒

As of July 31, 2015, there were 5,988,926 shares of common stock outstanding.

Page-2

PART I       FINANCIAL INFORMATION

ITEM 1.  Financial Statements

BANK OF MARIN BANCORP CONSOLIDATED STATEMENTS OF CONDITION at June 30, 2015 and December 31, 2014

(in thousands, except share data; 2015 unaudited)	June 30, 2015	December 31, 2014
Assets
Cash and due from banks	$117,533	$41,367
Investment securities
Held-to-maturity, at amortized cost	94,475	116,437
Available-for-sale, at fair value (amortized cost $252,709 and $199,045 at June 30, 2015 and December 31, 2014, respectively)	254,018	200,848
Total investment securities	348,493	317,285
Loans, net of allowance for loan losses of $14,354 and $15,099 at June 30, 2015 and December 31, 2014, respectively	1,324,851	1,348,252
Bank premises and equipment, net	9,673	9,859
Goodwill	6,436	6,436
Core deposit intangible	3,423	3,732
Interest receivable and other assets	60,353	60,199
Total assets	$1,870,762	$1,787,130

Liabilities and Stockholders' Equity
Liabilities
Deposits
Non-interest-bearing	$741,107	$670,890
Interest-bearing
Transaction accounts	95,622	93,758
Savings accounts	132,377	133,714
Money market accounts	502,263	503,543
Time accounts	159,114	149,714
Total deposits	1,630,483	1,551,619
Federal Home Loan Bank ("FHLB") borrowings	15,000	15,000
Subordinated debentures	5,291	5,185
Interest payable and other liabilities	12,806	15,300
Total liabilities	1,663,580	1,587,104

Stockholders' Equity
Preferred stock, no par value Authorized - 5,000,000 shares, none issued	—	—
Common stock, no par value Authorized - 15,000,000 shares; Issued and outstanding - 5,983,551 and 5,939,482 at June 30, 2015 and December 31, 2014, respectively	83,826	82,436
Retained earnings	122,625	116,502
Accumulated other comprehensive income, net	731	1,088
Total stockholders' equity	207,182	200,026
Total liabilities and stockholders' equity	$1,870,762	$1,787,130

The accompanying notes are an integral part of these consolidated financial statements.

Page-3

BANK OF MARIN BANCORP CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three months ended		Six months ended
(in thousands, except per share amounts; unaudited)	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Interest income
Interest and fees on loans	$15,287	$16,363	$30,666	$32,682
Interest on investment securities
Securities of U.S. government agencies	990	1,193	2,025	2,425
Obligations of state and political subdivisions	511	607	1,051	1,241
Corporate debt securities and other	179	256	384	524
Interest on Federal funds sold and due from banks	51	37	72	88
Total interest income	17,018	18,456	34,198	36,960
Interest expense
Interest on interest-bearing transaction accounts	30	26	60	49
Interest on savings accounts	13	11	25	22
Interest on money market accounts	123	131	250	289
Interest on time accounts	215	231	437	466
Interest on FHLB and overnight borrowings	78	78	156	156
Interest on subordinated debentures	105	105	209	210
Total interest expense	564	582	1,137	1,192
Net interest income	16,454	17,874	33,061	35,768
Provision for loan losses	—	600	—	750
Net interest income after provision for loan losses	16,454	17,274	33,061	35,018
Non-interest income
Service charges on deposit accounts	504	528	1,029	1,084
Wealth Management and Trust Services	603	613	1,241	1,177
Debit card interchange fees	368	360	715	660
Merchant interchange fees	129	207	259	405
Earnings on bank-owned life insurance	203	211	406	424
Dividends on FHLB stock	461	130	608	260
Gain on sale of securities	—	97	8	89
Other income	340	222	531	485
Total non-interest income	2,608	2,368	4,797	4,584
Non-interest expense
Salaries and related benefits	6,672	6,232	13,462	13,162
Occupancy and equipment	1,493	1,329	2,835	2,663
Depreciation and amortization	650	403	1,071	819
Federal Deposit Insurance Corporation insurance	253	269	489	519
Data processing	792	748	1,578	2,108
Professional services	515	412	1,079	1,040
Directors' expense	247	157	438	312
Information technology	216	173	368	338
Reversal of losses on off-balance sheet commitments	(109)	(15)	(310)	(15)
Other expense	1,590	1,749	3,166	3,354
Total non-interest expense	12,319	11,457	24,176	24,300
Income before provision for income taxes	6,743	8,185	13,682	15,302
Provision for income taxes	2,457	3,017	4,939	5,601
Net income	$4,286	$5,168	$8,743	$9,701
Net income per common share:
Basic	$0.72	$0.88	$1.47	$1.65
Diluted	$0.71	$0.86	$1.44	$1.62
Weighted average shares used to compute net income per common share:
Basic	5,945	5,888	5,933	5,879
Diluted	6,062	5,993	6,055	5,987
Dividends declared per common share	$0.22	$0.19	$0.44	$0.38
Comprehensive income:
Net income	$4,286	$5,168	$8,743	$9,701
Other comprehensive income
Change in net unrealized (loss) gain on available-for-sale securities	(1,803)	976	(486)	2,391
Reclassification adjustment for (gain) loss on available-for-sale securities included in net income	—	—	(8)	15
Net change in unrealized (loss) gain on available-for-sale securities, before tax	(1,803)	976	(494)	2,406
Deferred tax (benefit) expense	(691)	450	(137)	969
Other comprehensive (loss) income, net of tax	(1,112)	526	(357)	1,437
Comprehensive income	$3,174	$5,694	$8,386	$11,138
The accompanying notes are an integral part of these consolidated financial statements.

Page-4

BANK OF MARIN BANCORP CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
for the year ended December 31, 2014 and the six months ended June 30, 2015

(in thousands, except share data; 2015 unaudited)	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income, Net of Taxes	Total
	Shares	Amount
Balance at December 31, 2013	5,877,524	$80,095	$101,464	$(672)	$180,887
Net income	—	—	19,771	—	19,771
Other comprehensive income	—	—	—	1,760	1,760
Stock options exercised	49,415	1,452	—	—	1,452
Excess tax benefit - stock-based compensation	—	172	—	—	172
Stock issued under employee stock purchase plan	521	23	—	—	23
Restricted stock granted	8,523	—	—	—	—
Restricted stock forfeited / cancelled	(2,067)	—	—	—	—
Stock-based compensation - stock options	—	200	—	—	200
Stock-based compensation - restricted stock	—	246	—	—	246
Cash dividends paid on common stock	—	—	(4,733)	—	(4,733)
Stock purchased by directors under director stock plan	260	12	—	—	12
Stock issued in payment of director fees	5,306	236	—	—	236
Balance at December 31, 2014	5,939,482	$82,436	$116,502	$1,088	$200,026
Net income	—	—	8,743	—	8,743
Other comprehensive loss	—	—	—	(357)	(357)
Stock options exercised	25,233	774	—	—	774
Excess tax benefit - stock-based compensation	—	162	—	—	162
Stock issued under employee stock purchase plan	171	8	—	—	8
Restricted stock granted	15,970	—	—	—	—
Stock-based compensation - stock options	—	127	—	—	127
Stock-based compensation - restricted stock	—	181	—	—	181
Cash dividends paid on common stock	—	—	(2,620)	—	(2,620)
Stock issued in payment of director fees	2,695	138	—	—	138
Balance at June 30, 2015	5,983,551	$83,826	$122,625	$731	$207,182

The accompanying notes are an integral part of these consolidated financial statements.

Page-5

BANK OF MARIN BANCORP CONSOLIDATED STATEMENTS OF CASH FLOWS
for the six months ended June 30, 2015 and 2014

(in thousands; unaudited)	June 30, 2015	June 30, 2014
Cash Flows from Operating Activities:
Net income	$8,743	$9,701
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	—	750
Reversal of losses on off-balance sheet commitments	(310)	(15)
Compensation expense-common stock for director fees	138	133
Stock-based compensation expense	308	229
Excess tax benefits from exercised stock options	(141)	(67)
Amortization of core deposit intangible	309	386
Amortization of investment security premiums, net of accretion of discounts	1,217	1,300
Accretion of discount on acquired loans	(1,076)	(2,410)
Accretion of discount on subordinated debentures	106	108
Net amortization of deferred loan origination costs/fees	(294)	(265)
Write-down of other real estate owned	40	—
Gain on sale of investment securities	(8)	(89)
Depreciation and amortization	1,071	819
Loss on disposal of premises and equipment	4	—
Earnings on bank-owned life insurance policies	(406)	(424)
Net change in operating assets and liabilities:
Interest receivable	109	139
Interest payable	(4)	(35)
Deferred rent and other rent-related expenses	86	69
Other assets	1,504	(670)
Other liabilities	(2,271)	(3,176)
Total adjustments	382	(3,218)
Net cash provided by operating activities	9,125	6,483
Cash Flows from Investing Activities:
Purchase of held-to-maturity securities	(2,375)	—
Purchase of available-for-sale securities	(76,708)	(9,872)
Proceeds from sale of available-for-sale securities	1,559	2,023
Proceeds from sale of held-to-maturity securities	—	2,146
Proceeds from paydowns/maturity of held-to-maturity securities	23,723	10,891
Proceeds from paydowns/maturity of available-for-sale securities	20,814	23,584
Proceeds from the sale of loan	1,502	—
Loans originated and principal collected, net	22,818	(66,666)
Purchase of FHLB stock	(136)	—
Purchase of premises and equipment	(889)	(1,005)
Cash paid for low income housing tax credit investment	(434)	(208)
Net cash provided by investing activities	(10,126)	(39,107)
Cash Flows from Financing Activities:
Net increase in deposits	78,864	11,721
Proceeds from stock options exercised	774	672
Proceeds from stock issued under employee and director stock purchase plans	8	14
Cash dividends paid on common stock	(2,620)	(2,243)
Excess tax benefits from exercised stock options	141	67
Net cash provided by financing activities	77,167	10,231
Net increase (decrease) in cash and cash equivalents	76,166	(22,393)
Cash and cash equivalents at beginning of period	41,367	103,773
Cash and cash equivalents at end of period	$117,533	$81,380
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,035	$1,126
Cash paid for income taxes	$5,270	$4,680
Supplemental disclosure of non-cash investing and financing activities:
Change in unrealized (loss) gain on available-for-sale securities	$(494)	$2,406
Securities transferred from available-for-sale to held-to-maturity	$—	$14,297
Transfer of loan to loans held-for-sale at fair value	$1,502	$—
Subscription in low income housing tax credit investment	$1,023	$1,000
Stock issued in payment of director fees	$138	$103

The accompanying notes are an integral part of these consolidated financial statements.

Page-6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1:  Basis of Presentation

The consolidated financial statements include the accounts of Bank of Marin Bancorp (“Bancorp”), a bank holding company, and its wholly-owned bank subsidiary, Bank of Marin (the “Bank”), a California state-chartered commercial bank. References to “we,” “our,” “us” mean the holding company and the Bank that are consolidated for financial reporting purposes. The accompanying unaudited consolidated interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been condensed or omitted pursuant to those rules and regulations. Although we believe that the disclosures are adequate and the information presented is not misleading, we suggest that these interim financial statements be read in conjunction with the financial statements and the notes thereto included in our 2014 Annual Report on Form 10-K.  In the opinion of Management, the unaudited consolidated financial statements reflect all adjustments which are necessary for a fair presentation of the consolidated financial position, the results of operations, changes in comprehensive income, changes in stockholders’ equity, and cash flows for the periods presented. All material intercompany transactions have been eliminated. The results of these interim periods may not be indicative of the results for the full year or for any other period. We have evaluated subsequent events through the date of filing with the SEC and have determined that there are no subsequent events that require additional recognition or disclosure.

In connection with the acquisition of NorCal Community Bancorp ("NorCal") (the "Acquisition"), Bancorp assumed ownership of Norcal Community Bancorp Trusts I and II (the "Trusts"). Bancorp is not considered the primary beneficiary of the Trusts (variable interest entities), therefore the Trusts are not consolidated in our consolidated financial statements, but rather the subordinated debentures due to the Trusts are shown as a liability on our consolidated statements of condition (see Note 6). Bancorp's investment in the common stock of the Trusts is accounted for under the equity method and is included in interest receivable and other assets on the consolidated statements of condition.

The following table shows: 1) weighted average basic shares, 2) potentially dilutive common shares related to stock options, unvested restricted stock awards and stock warrant, and 3) weighted average diluted shares. Basic earnings per share (“EPS”) are calculated by dividing net income by the weighted average number of common shares outstanding during each period, excluding unvested restricted stock awards. Diluted EPS are calculated using the weighted average number of potentially dilutive common shares, which is based on the average market prices during the three months of the reporting period, under the treasury stock method. The number of potentially dilutive common shares included in year-to-date diluted EPS is a year-to-date weighted average of potentially dilutive common shares included in each quarterly diluted EPS computation. We have two forms of outstanding stock: common stock and unvested restricted stock awards. Holders of unvested restricted stock awards receive non-forfeitable dividends at the same rate as common shareholders and they both share equally in undistributed earnings. Therefore, under the two-class method, the difference in EPS is not significant for these participating securities.

Page-7

	Three months ended		Six months ended
(in thousands, except per share data; unaudited)	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Weighted average basic shares outstanding	5,945	5,888	5,933	5,879
Add: Potentially dilutive common shares related to stock options	41	40	44	42
Potentially dilutive common shares related to unvested restricted stock	3	2	4	4
Potentially dilutive common shares related to the warrant	73	63	74	62
Weighted average diluted shares outstanding	6,062	5,993	6,055	5,987

Net income	$4,286	$5,168	$8,743	$9,701
Basic EPS	$0.72	$0.88	$1.47	$1.65
Diluted EPS	$0.71	$0.86	$1.44	$1.62

Weighted average anti-dilutive shares not included in the calculation of diluted EPS	41	54	34	44

Page-8

Note 2: Recently Issued Accounting Standards

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The ASU is a converged standard involving FASB and International Financial Reporting Standards that provides a single comprehensive revenue recognition model for all contracts with customers across transactions and industries. The core principal of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount and at a time that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In July 2015, the FASB adopted a one-year deferral of the effective date of this amendment to January 1, 2018. Because this ASU does not apply to financial instruments and we do not have a significant source of non-interest income subject to this ASU, we do not expect it to have a material impact on our financial condition or results of operations.

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

In April 2015, the FASB issued ASU No. 2015-05, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40) Customer's Accounting for Fees Paid in a Cloud Computing Arrangement. The amendments in this ASU provide guidance about a customer's accounting for fees paid in a cloud computing arrangement. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, then the customer should account for the arrangement as a service contract. The two criteria that must be met to be considered a software license are: 1) the customer has the contractual right to take possession of the software at any time during the hosting period without significant penalty; and 2) it is feasible for the customer to either run the software on its own hardware or contract with another party unrelated to the vendor to host the software. ASU 2015-05 is effective for annual periods, including interim periods within those annual periods beginning after December 15, 2015. We do not expect this ASU to have a material impact on our financial condition or results of operations.

Page-9

Note 3:  Fair Value of Assets and Liabilities

Fair Value Hierarchy and Fair Value Measurement

We group our assets and liabilities that are measured at fair value into three levels within the fair value hierarchy, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:

Level 1: Valuations are based on quoted prices in active markets for identical assets or liabilities. Since valuations are based on quoted prices that are readily and regularly available, valuation of these products does not involve a significant degree of judgment.

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

Transfers between levels of the fair value hierarchy are recognized through our monthly and/or quarterly valuation process in the reporting period during which the event or circumstances that caused the transfer occurred.

Page-10

The following table summarizes our assets and liabilities that were required to be recorded at fair value on a recurring basis.

(in thousands) Description of Financial Instruments	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At June 30, 2015 (unaudited):
Securities available-for-sale:
Mortgage-backed securities and collateralized mortgage obligations issued by U.S. government-sponsored agencies	$175,786	$—	$173,149	$2,637
Debentures of government-sponsored agencies	$31,072	$—	$31,072	$—
Privately-issued collateralized mortgage obligations	$5,209	$—	$5,209	$—
Obligations of state and political subdivisions	$36,937	$—	$36,937	$—
Corporate bonds	$5,014	$—	5,014	$—
Derivative financial assets (interest rate contracts)	$116	$—	$116	$—
Derivative financial liabilities (interest rate contracts)	$1,631	$—	$1,631	$—
At December 31, 2014:
Securities available-for-sale:
Mortgage-backed securities and collateralized mortgage obligations issued by U.S. government-sponsored agencies	$158,119	$—	$155,421	$2,698
Debentures of government-sponsored agencies	$14,557	$—	$14,557	$—
Privately-issued collateralized mortgage obligations	$7,294	$—	$7,294	$—
Obligations of state and political subdivisions	$15,880	$—	$15,771	$—
Corporate bonds	$4,998	$—	$5,437	$—
Derivative financial assets (interest rate contracts)	$61	$—	$61	$—
Derivative financial liabilities (interest rate contracts)	$1,996	$—	$1,996	$—

Securities available-for-sale are recorded at fair value on a recurring basis. When available, quoted market prices (Level 1) are used to determine the fair value of securities available-for-sale. If quoted market prices are not available, we obtain pricing information from a reputable third-party service provider, who may utilize valuation techniques that use current market-based or independently sourced parameters, such as bid/ask prices, dealer-quoted prices, interest rates, benchmark yield curves, prepayment speeds, probability of default, loss severity and credit spreads (Level 2).   Level 2 securities include obligations of state and political subdivisions, U.S. agencies or government sponsored agencies' debt securities, mortgage-backed securities, government agency-issued and privately-issued collateralized mortgage obligations. As of June 30, 2015 and December 31, 2014, there were no securities that were considered Level 1 securities. As of June 30, 2015, we had one available-for-sale security that was considered a Level 3 security. The security is a U.S. government agency obligation collateralized by a small pool of business equipment loans guaranteed by the Small Business Administration program. This security is not actively traded and is owned only by a few investors. The significant unobservable data that is reflected in the fair value measurement include dealer quotes, projected prepayment speeds/average life and credit information, among other things. It was transferred to a Level 3 security during the second quarter of 2014. The increase in unrealized gain during the first six months of 2015 was $13 thousand.

Securities held-to-maturity may be written down to fair value (determined using the same techniques discussed above for securities available-for-sale) as a result of an other-than-temporary impairment, if any.

Page-11

On a recurring basis, derivative financial instruments are recorded at fair value, which is based on the income approach using observable Level 2 market inputs, reflecting market expectations of future interest rates as of the measurement date.  Standard valuation techniques are used to calculate the present value of the future expected cash flows assuming an orderly transaction.  Valuation adjustments may be made to reflect both our own credit risk and the counterparties’ credit risk in determining the fair value of the derivatives. Level 2 inputs for the valuations are limited to observable market prices for London Interbank Offered Rate ("LIBOR") and Overnight Index Swap ("OIS") rates (for the very short term), quoted prices for LIBOR futures contracts, observable market prices for LIBOR and OIS swap rates, and one-month and three-month LIBOR basis spreads at commonly quoted intervals.  Mid-market pricing of the inputs is used as a practical expedient in the fair value measurements.  We project spot rates at reset days specified by each swap to determine future cash flows, then discount to present value using either LIBOR or OIS curves depending on the collateral posted as of the measurement date.  When the value of any collateral placed with counterparties is less than the interest rate derivative liability, a credit valuation adjustment ("CVA") is applied to reflect the credit risk we pose to counterparties.  We have used the spread between the Standard & Poor's BBB rated U.S. Bank Composite rate and LIBOR for the closest maturity term corresponding to the duration of the swaps to derive the CVA. A similar credit risk adjustment, correlated to the credit standing of the counterparty, is made when collateral posted by the counterparty does not fully cover their liability to Bank of Marin.

Certain financial assets may be measured at fair value on a non-recurring basis. These assets are subject to fair value adjustments that result from the application of the lower of cost or fair value accounting or write-downs of individual assets, such as impaired loans and other real estate owned ("OREO").

The following table presents the carrying value of financial instruments that were measured at fair value on a non-recurring basis and that were held in the consolidated statements of condition at each respective period end, by level within the fair value hierarchy as of June 30, 2015 and December 31, 2014.

(in thousands) Description of Financial Instruments	Carrying Value[1]	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3) [1]
At June 30, 2015 (unaudited):
Impaired loans carried at fair value:
None

At December 31, 2014:
Impaired loans carried at fair value:
Installment and other consumer	$77	$—	$—	$77

1 Represents collateral-dependent loan principal balances that had been generally written down to the values of the underlying collateral, net of specific valuation allowances. At December 31, 2014, the $77 thousand carrying value of a consumer loan was net of a $26 thousand specific valuation allowance. The carrying value of loans fully charged-off, which includes unsecured lines of credit, overdrafts and all other loans, is zero.

When a loan is identified as impaired, it is reported at the lower of cost or fair value, measured based on the loan's observable market price (Level 1) or the current net realizable value of the underlying collateral securing the loan, if the loan is collateral dependent (Level 3).  Net realizable value of the underlying collateral is the fair value of the collateral less estimated selling costs and any prior liens. Appraisals, recent comparable sales, offers and listing prices are factored in when valuing the collateral. We review and verify the qualifications and licenses of  the certified general appraisers used for appraising commercial properties or certified residential appraisers for residential properties. Real estate appraisals may utilize a combination of approaches including replacement cost, sales comparison and the income approach. Comparable sales and income data are analyzed by the appraisers and adjusted to reflect differences between them and the subject property such as property type, leasing status and physical condition. When appraisals are received, Management reviews the assumptions and methodology utilized in the appraisal, as well as the overall resulting value in conjunction with independent data sources such as recent market data and industry-wide statistics. We generally use a 6% discount for selling costs which is applied to all properties, regardless of size. Appraised values may be adjusted to reflect changes in market conditions that have occurred subsequent to the appraisal date, or for revised estimates regarding the timing or cost of the property sale. These adjustments are based on qualitative judgments made by Management on a case-by-case basis and are generally unobservable valuation inputs as they

Page-12

are specific to the underlying collateral. There have been no significant changes in the valuation techniques during the six months ended June 30, 2015.

OREO represents collateral acquired through foreclosure and is initially recorded at fair value as established by a current appraisal, adjusted for disposition costs. Subsequently, OREO is measured at lower of cost or fair value. OREO values are reviewed on an ongoing basis and any subsequent decline in fair value is recorded as a foreclosed asset expense in the current period. The value of OREO is determined based on independent appraisals, similar to the process used for impaired loans, discussed above, and is generally classified as Level 3. We had $421 thousand and $461 thousand of OREO as of June 30, 2015 and December 31, 2014, respectively, all of which was acquired from Bank of Alameda as part of the Acquisition. There was a $40 thousand decline in the estimated fair value of the OREO during the first six months ended June 30, 2015.

 Disclosures about Fair Value of Financial Instruments

The table below is a summary of fair value estimates for financial instruments as of June 30, 2015 and December 31, 2014, excluding financial instruments recorded at fair value on a recurring basis (summarized in the first table in this note). The carrying amounts in the following table are recorded in the consolidated statements of condition under the indicated captions. We have excluded non-financial assets and non-financial liabilities defined by the Codification (ASC 820-10-15-1A), such as Bank premises and equipment, deferred taxes and other liabilities.  In addition, we have not disclosed the fair value of financial instruments specifically excluded from disclosure requirements of the Financial Instruments Topic of the Codification (ASC 825-10-50-8), such as Bank-owned life insurance policies.

	June 30, 2015			December 31, 2014
(in thousands; 2015 unaudited)	Carrying Amounts	Fair Value	Fair Value Hierarchy	Carrying Amounts	Fair Value	Fair Value Hierarchy
Financial assets
Cash and cash equivalents	$117,533	$117,533	Level 1	$41,367	$41,367	Level 1
Investment securities held-to-maturity	94,475	96,017	Level 2	116,437	118,643	Level 2
Loans, net	1,324,851	1,332,708	Level 3	1,348,252	1,361,244	Level 3
Interest receivable	5,800	5,800	Level 2	5,909	5,909	Level 2
Financial liabilities
Deposits	1,630,483	1,631,106	Level 2	1,551,619	1,552,446	Level 2
Federal Home Loan Bank borrowings	15,000	15,445	Level 2	15,000	15,484	Level 2
Subordinated debentures	5,291	5,192	Level 3	5,185	5,290	Level 3
Interest payable	209	209	Level 2	213	213	Level 2

Following is a description of methods and assumptions used to estimate the fair value of each class of financial instrument not recorded at fair value but required for disclosure purposes:

Cash and Cash Equivalents - The carrying amounts of cash and cash equivalents approximate their fair value because of the short-term nature of these instruments.

Held-to-maturity Securities - Held-to-maturity securities, which generally consist of mortgage-backed securities, obligations of state and political subdivisions and corporate bonds, are recorded at their amortized cost. The fair value for disclosure purposes is determined using methodologies similar to those described above for available-for-sale securities using Level 2 inputs. If Level 2 inputs are not available, we may utilize pricing models that incorporate unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities (Level 3).  As of June 30, 2015 and December 31, 2014, we did not hold any held-to-maturity securities whose fair value was measured using significant unobservable inputs.

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

Page-13

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

Commitments - The value of unrecognized financial instruments is estimated based on the fee income associated with the commitments which, in the absence of credit exposure, is considered to approximate their settlement value.

Page-14

Note 4:  Investment Securities

Our investment securities portfolio consists of obligations of state and political subdivisions, corporate bonds, U.S. government agency securities, including mortgage-backed securities (“MBS”) and collateralized mortgage obligations (“CMOs”) issued or guaranteed by Federal National Mortgage Association ("FNMA"), Federal Home Loan Mortgage Corporation ("FHLMC"), or Government National Mortgage Association ("GNMA"), debentures issued by government-sponsored agencies such as FNMA, FHLB and FHLMC, as well as privately issued CMOs, as reflected in the table below:

	June 30, 2015				December 31, 2014
	Amortized	Fair	Gross Unrealized		Amortized	Fair	Gross Unrealized
(in thousands; 2015 unaudited)	Cost	Value	Gains	(Losses)	Cost	Value	Gains	(Losses)
Held-to-maturity
Obligations of state and political subdivisions	$54,183	$55,455	$1,332	$(60)	$63,425	$65,121	$1,736	$(40)
Corporate bonds	27,615	27,732	122	(5)	40,257	40,448	216	(25)
MBS pass-through securities issued by FHLMC and FNMA	12,677	12,830	160	(7)	12,755	13,074	319	—
Total held-to-maturity	94,475	96,017	1,614	(72)	116,437	118,643	2,271	(65)

Available-for-sale
Securities of U.S. government agencies:
MBS pass-through securities issued by FHLMC and FNMA	120,719	121,273	748	(194)	92,963	94,214	1,262	(11)
CMOs issued by FNMA	12,993	13,106	150	(37)	14,771	14,790	77	(58)
CMOs issued by FHLMC	27,065	27,191	164	(38)	31,238	31,260	109	(87)
CMOs issued by GNMA	13,950	14,216	274	(8)	17,573	17,855	298	(16)
Debentures of government- sponsored agencies	31,121	31,072	98	(147)	14,694	14,557	95	(232)
Privately issued CMOs	5,011	5,209	200	(2)	7,137	7,294	172	(15)
Obligations of state and political subdivisions	36,909	36,937	123	(95)	15,733	15,880	155	(8)
Corporate bonds	4,941	5,014	73	—	4,936	4,998	66	(4)
Total available-for-sale	252,709	254,018	1,830	(521)	199,045	200,848	2,234	(431)

Total investment securities	$347,184	$350,035	$3,444	$(593)	$315,482	$319,491	$4,505	$(496)

The amortized cost and fair value of investment debt securities by contractual maturity at June 30, 2015 are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2015				December 31, 2014
	Held-to-Maturity		Available-for-Sale		Held-to-Maturity		Available-for-Sale
(in thousands; 2015 unaudited)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$30,306	$30,400	$11,426	$11,508	$39,778	$39,913	$2,378	$2,388
After one year but within five years	41,659	42,429	56,275	56,324	50,983	51,953	43,866	43,919
After five years through ten years	10,965	11,477	45,935	45,885	11,679	12,426	9,644	9,749
After ten years	11,545	11,711	139,073	140,301	13,997	14,351	143,157	144,792
Total	$94,475	$96,017	$252,709	$254,018	$116,437	$118,643	$199,045	$200,848

We sold two available-for-sale securities in 2015 with total proceeds of $1.6 million and realized a gross gain of $8 thousand.

Page-15

We sold one available-for-sale and six held-to-maturity securities in the first six months of 2014 with total proceeds of $2.0 million and $2.1 million, respectively, and incurred a gross loss of $15 thousand and gross gains of $104 thousand, respectively. The sales of the held-to-maturity securities were due to evidence of significant deterioration of creditworthiness of the issuers since purchase.

Investment securities carried at $70.1 million and $74.7 million at June 30, 2015 and December 31, 2014, respectively, were pledged to the State of California: $69.3 million and $73.8 million to secure public deposits in compliance with the Local Agency Security Program at June 30, 2015 and December 31, 2014, respectively, and $848 thousand and $856 thousand to provide collateral for trust deposits at June 30, 2015 and December 31, 2014, respectively. In addition, investment securities carried at $1.1 million were pledged to collateralize a Wealth Management and Trust Services (“WMTS”) checking account at both June 30, 2015 and December 31, 2014.

Other-Than-Temporarily Impaired Debt Securities

We have evaluated the credit of our investment securities and their issuer and/or insurers. Based on our evaluation, Management has determined that no investment security in our investment portfolio is other-than-temporarily impaired as of June 30, 2015. We do not have the intent, and it is more likely than not that we will not have to sell securities temporarily impaired at June 30, 2015 before recovery of the cost basis.

Thirty-five and twenty-eight investment securities were in unrealized loss positions at June 30, 2015 and December 31, 2014, respectively. Those securities are summarized and classified according to the duration of the loss period in the table below:

June 30, 2015	< 12 continuous months		> 12 continuous months		Total securities in a loss position
(in thousands; unaudited)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
Held-to-maturity
Obligations of state & political subdivisions	$12,348	$(47)	$357	$(13)	$12,705	$(60)
Corporate bonds	5,543	(5)	—	—	5,543	(5)
MBS pass-through securities issued by FHLMC and FNMA	2,356	(7)	—	—	2,356	(7)
Total held-to-maturity	20,247	(59)	357	(13)	20,604	(72)
Available-for-sale
MBS pass-through securities issued by FHLMC and FNMA	30,577	(194)	—	—	30,577	(194)
CMOs issued by FNMA	—	—	3,698	(37)	3,698	(37)
CMOs issued by FHLMC	—	—	2,140	(38)	2,140	(38)
CMOs issued by GNMA	2,810	(8)	—	—	2,810	(8)
Debentures of government- sponsored agencies	—	—	9,853	(147)	9,853	(147)
Privately issued CMOs	414	(2)	—	—	414	(2)
Obligations of state & political subdivisions	15,390	(93)	585	(2)	15,975	(95)
Total available-for-sale	49,191	(297)	16,276	(224)	65,467	(521)
Total temporarily impaired securities	$69,438	$(356)	$16,633	$(237)	$86,071	$(593)

Page-16

December 31, 2014	< 12 continuous months		> 12 continuous months		Total securities in a loss position
(dollars in thousands)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
Held-to-maturity
Obligations of state & political subdivisions	$5,830	$(27)	$359	$(13)	$6,189	$(40)
Corporate bonds	3,009	(1)	3,533	(24)	6,542	(25)
Total held-to-maturity	8,839	(28)	3,892	(37)	12,731	(65)
Available-for-sale
MBS pass-through securities issued by FHLMC and FNMA	1,960	(11)	—	—	1,960	(11)
CMOs issued by FNMA	—	—	4,115	(58)	4,115	(58)
CMOs issued by FHLMC	17,157	(44)	2,291	(43)	19,448	(87)
CMOs issued by GNMA	3,262	(16)	—	—	3,262	(16)
Debentures of government- sponsored agencies	494	(1)	9,769	(231)	10,263	(232)
Privately issued CMOs	817	(15)	—	—	817	(15)
Obligations of state & political subdivisions	2,695	(3)	1,112	(5)	3,807	(8)
Corporate bonds	1,002	(1)	990	(3)	1,992	(4)
Total available-for-sale	27,387	(91)	18,277	(340)	45,664	(431)
Total temporarily impaired securities	$36,226	$(119)	$22,169	$(377)	$58,395	$(496)

As of June 30, 2015, there were six investment positions that had been in a continuous loss position for more than twelve months. These securities consisted of a government-sponsored agency debenture, obligations of U.S. state and political subdivisions, and CMOs. We have evaluated each of the bonds and believe that the decline in fair value is primarily driven by factors other than credit. It is probable that we will be able to collect all amounts due according to the contractual terms and no other-than-temporary impairment exists on these securities. The CMOs issued by FNMA and FHLMC are supported by the U.S. Federal Government to protect us from credit losses. Additionally, the obligations of state and political subdivisions were deemed creditworthy based on our review of the issuers' recent financial information and their insurers, if any. Based upon our assessment of the credit fundamentals and the credit enhancements, we concluded that these securities were not other-than-temporarily impaired at June 30, 2015.

Twenty-nine investment securities in our portfolio were in a temporary loss position for less than twelve months as of June 30, 2015. They consisted of a U.S. Agency CMO, MBS pass-through securities, obligations of U.S. state and political subdivisions, corporate bonds and privately issued CMOs. We determine that the strengths of GNMA through the U.S. Federal Government guarantee is sufficient to protect us from credit losses. Other temporarily impaired securities are deemed creditworthy after internal analysis. Additionally, all are rated as investment grade by at least one major rating agency. As a result of this impairment analysis, we concluded that these securities were not other-than-temporarily impaired at June 30, 2015.

Non-Marketable Securities

As a member of the FHLB, we are required to maintain a minimum investment in the FHLB capital stock determined by the Board of Directors of the FHLB. The minimum investment requirements can increase in the event we increase our total asset size or borrowings with the FHLB. Shares cannot be purchased or sold except between the FHLB and its members at the $100 per share par value. We held $8.4 million and $8.2 million of FHLB stock recorded at cost in other assets on the consolidated statements of condition at June 30, 2015 and December 31, 2014, respectively. The carrying amounts of these investments are reasonable estimates of fair value because the securities are restricted to member banks and they do not have a readily determinable market value. Management does not believe that the FHLB stock is other-than-temporarily-impaired, as we expect to be able to redeem this stock at cost. FHLB distributed on May 14, 2015 a cash dividend at an annualized dividend rate of 7.67% in addition to a special dividend distributed

Page-17

on June 23, 2015 at an annualized dividend rate of 14.98% for shares outstanding during the first quarter of 2015. On July 28, 2015, FHLB announced a cash dividend for the second quarter of 2015 at an annualized dividend rate of 10.01% to be distributed in mid August. Cash dividends paid on FHLB capital stock are recorded as non-interest income.

As a member bank of Visa U.S.A., we hold 16,939 shares of Visa Inc. Class B common stock with a carrying value of zero, which is equal to our cost basis. These shares are restricted from resale until their conversion into Class A (voting) shares upon the termination of Visa Inc.'s covered litigation escrow account. As a result of the restriction, these shares are not considered available-for-sale and are not carried at fair value. When converting this Class B common stock to Class A common stock under the current conversion rate of 1.6483 and the closing stock price of Class A shares, the value of our shares of Class B common stock would have been $1.9 million at June 30, 2015 and $1.8 million at December 31, 2014. The conversion rate is subject to further reduction upon the final settlement of the covered litigation against Visa Inc. and its member banks. See Note 8 herein.

We invest in low income housing tax credit funds as a limited partner, which totaled $2.8 million and $1.8 million recorded in other assets as of June 30, 2015 and December 31, 2014, respectively. In the first six months of 2015, we recognized $132 thousand of low income housing tax credits and other tax benefits, net of $102 thousand of amortization expense of low income housing tax credit investment, as a component of income tax benefit. As of June 30, 2015, our unfunded commitments for these low income housing tax credit funds totaled $2.0 million. We did not recognize any impairment losses on these low income housing tax credit investments during the first six months of 2015, or the year ended December 31, 2014.

Note 5:  Loans and Allowance for Loan Losses

Credit Quality of Loans

Outstanding loans by class and payment aging as of June 30, 2015 and December 31, 2014 are as follows:

Loan Aging Analysis by Class as of June 30, 2015 and December 31, 2014
(dollars in thousands; 2015 unaudited)	Commercial and industrial	Commercial real estate, owner-occupied	Commercial real estate, investor	Construction	Home equity	Other residential [1]	Installment and other consumer	Total
June 30, 2015
30-59 days past due	$—	$—	$—	$—	$999	$—	$148	$1,147
60-89 days past due	—	—	—	—	—	—	4	4
Greater than 90 days past due (non-accrual) [2]	347	1,403	2,278	2,733	265	—	42	7,068
Total past due	347	1,403	2,278	2,733	1,264	—	194	8,219
Current	184,673	233,718	661,079	46,021	114,229	73,721	17,545	1,330,986
Total loans [3]	$185,020	$235,121	$663,357	$48,754	$115,493	$73,721	$17,739	$1,339,205
Non-accrual loans to total loans	0.2%	0.6%	0.3%	5.6%	0.2%	—%	0.2%	0.5%
December 31, 2014
30-59 days past due	$183	$—	$—	$—	$646	$—	$180	$1,009
60-89 days past due	—	—	—	—	—	—	—	—
Greater than 90 days past due (non-accrual) [2]	—	1,403	2,429	5,134	280	—	104	9,350
Total past due	183	1,403	2,429	5,134	926	—	284	10,359
Current	210,040	229,202	671,070	43,279	109,862	73,035	16,504	1,352,992
Total loans [3]	$210,223	$230,605	$673,499	$48,413	$110,788	$73,035	$16,788	$1,363,351
Non-accrual loans to total loans	—%	0.6%	0.4%	10.6%	0.3%	—%	0.6%	0.7%
1 Our residential loan portfolio does not include sub-prime loans, nor is it our practice to underwrite loans commonly referred to as "Alt-A mortgages", the characteristics of which are loans lacking full documentation, borrowers having low FICO scores or higher loan-to-value ratios.

2 Amounts include $1.4 million of Purchased Credit Impaired ("PCI") loans that had stopped accreting interest at both June 30, 2015 and December 31, 2014. Amounts exclude accreting PCI loans of $3.7 million and $3.8 million at June 30, 2015 and December 31, 2014, respectively, as we have a reasonable expectation about future cash flows to be collected and we continue to recognize accretable yield on these loans in interest income. There were no accruing loans past due more than ninety days at June 30, 2015 or December 31, 2014.

3 Amounts include net deferred loan costs of $781 thousand and $487 thousand at June 30, 2015 and December 31, 2014, respectively. Amounts are also net of unaccreted purchase discounts on non-PCI loans of $3.7 million and $4.4 million at June 30, 2015 and December 31, 2014, respectively.

Page-18

Our commercial loans are generally made to established small and mid-sized businesses to provide financing for their working capital needs, equipment purchases and/or acquisitions.  Management examines historical, current, and projected cash flows to determine the ability of the borrower to repay obligations as agreed. Commercial loans are made based primarily on the identified cash flows of the borrower and secondarily on the underlying collateral and/or guarantor support. The cash flows of borrowers, however, may not occur as expected, and the collateral securing these loans may fluctuate in value. Most commercial and industrial loans are secured by the assets being financed, such as accounts receivable and/or inventory, and typically include a personal guarantee. We target stable businesses with guarantors that have proven to be resilient in periods of economic stress.  Typically, the guarantors provide an additional source of repayment for most of our credit extensions.

Commercial real estate loans are subject to underwriting standards and processes similar to commercial loans discussed above. We underwrite these loans to be repaid from cash flow and to be supported by real property collateral. Underwriting standards for commercial real estate loans include, but are not limited to, debt coverage and loan-to-value ratios. Furthermore, substantially all of our loans are guaranteed by the owners of the properties.  Commercial real estate loans may be adversely affected by conditions in the real estate markets or in the general economy. In the event of a vacancy, guarantors are expected to carry the loans until a replacement tenant can be found.  The owner's substantial equity investment provides a strong economic incentive to continue to support the commercial real estate projects. As such, we have generally experienced a relatively low level of loss and delinquencies in this portfolio.

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

Consumer loans primarily consist of home equity lines of credit, other residential (tenancy-in-common, or “TIC”) loans, and installment and other consumer loans. We originate consumer loans utilizing credit score information, debt-to-income ratio and loan-to-value ratio analysis. Diversification, coupled with relatively small loan amounts that are spread across many individual borrowers, mitigates risk. Additionally, trend reports are reviewed by Management on a regular basis. Underwriting standards for home equity lines of credit include, but are not limited to, a conservative loan-to-value ratio, the number of such loans a borrower can have at one time, and documentation requirements. Our residential loan portfolio includes TIC units in San Francisco. These loans tend to have more equity in their properties than conventional residential mortgages, which mitigates risk. Installment and other consumer loans include mostly loans for floating homes and mobile homes along with a small number of installment loans.

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

Page-19

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

•	Investor commercial real estate borrowers are generally required to submit rent rolls or property income statements at least annually.

•	Construction loans are monitored monthly, and reviewed on an ongoing basis.

•	Home equity and other consumer loans are reviewed based on delinquency.

•	Loans graded “Watch” or more severe, regardless of loan type, are reviewed no less than quarterly.

The following table represents an analysis of loans by internally assigned grades, including the PCI loans, at June 30, 2015 and December 31, 2014:

(in thousands; 2015 unaudited)	Commercial and industrial	Commercial real estate, owner-occupied	Commercial real estate, investor	Construction	Home equity	Other residential	Installment and other consumer	Purchased credit-impaired	Total
Credit Risk Profile by Internally Assigned Grade:
June 30, 2015
Pass	$171,350	$210,225	$654,056	$45,471	$113,616	$72,123	$17,439	$2,211	$1,286,491
Special Mention	10,334	11,004	2,116	—	428	—	—	1,027	24,909
Substandard	3,145	10,820	5,450	3,277	1,382	1,598	300	1,833	27,805
Total loans	$184,829	$232,049	$661,622	$48,748	$115,426	$73,721	$17,739	$5,071	$1,339,205

December 31, 2014
Pass	$197,659	$205,820	$651,548	$41,710	$107,933	$70,987	$16,101	$2,210	$1,293,968
Special Mention	6,776	10,406	13,304	1,008	322	—	190	1,140	33,146
Substandard	5,464	11,763	6,473	5,684	2,466	2,048	497	1,842	36,237
Total loans	$209,899	$227,989	$671,325	$48,402	$110,721	$73,035	$16,788	$5,192	$1,363,351

Troubled Debt Restructuring

Our loan portfolio includes certain loans that have been modified in a Troubled Debt Restructuring (“TDR”), where economic concessions have been granted to borrowers experiencing financial difficulties. These concessions typically result from our loss mitigation activities and could include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance or other actions. TDRs on nonaccrual status at the time of restructure may be returned to accruing status after Management considers the borrower’s sustained repayment performance for a reasonable period, generally six months, and obtains reasonable assurance of repayment and performance.

A loan may no longer be reported as a TDR if all of the following conditions are met:

•	The loan is subsequently refinanced or restructured at current market interest rates and the new terms are consistent with the treatment of creditworthy borrowers under regular underwriting standards;

•	The borrower is no longer considered to be in financial difficulty;

•	Performance on the loan is reasonably assured; and;

•	Existing loan did not have any forgiveness of principal or interest.

The removal of TDR status must be approved by the same management level that approved the upgrading of the loan classification.

Page-20

During the first half of 2015, three loans with a recorded investment totaling $396 thousand were removed from TDR designation. There were no loans removed from TDR designation during 2014.

The table below summarizes outstanding TDR loans by loan class as of June 30, 2015 and December 31, 2014. The summary includes both TDRs that are on non-accrual status and those that continue to accrue interest.

(in thousands; 2015 unaudited)	As of
Recorded investment in Troubled Debt Restructurings [1]	June 30, 2015	December 31, 2014

Commercial and industrial	$4,149	$3,584
Commercial real estate, owner-occupied	8,396	8,459
Commercial real estate, investor	740	524
Construction [2]	3,277	5,684
Home equity	558	694
Other residential	2,029	2,045
Installment and other consumer	1,400	1,713
Total	$20,549	$22,703

1 Includes $16.1 million and $15.9 million of TDR loans that were accruing interest as of June 30, 2015 and December 31, 2014, respectively. Includes $1.6 million and $1.8 million of acquired loans at June 30, 2015 and December 31, 2014, respectively.
2 In June 2015, one TDR loan was transferred to loans held-for-sale at fair value totaling $1.5 million, net of an $839 thousand charge-off to the allowance for loan losses. The loan was subsequently sold in June 2015 for no gain or loss.

The table below presents the following information for loans modified in a TDR during the presented periods: number of contracts modified, the recorded investment in the loans prior to modification, and the recorded investment in the loans after the loans were restructured. The table below excludes fully paid-off and fully charged-off TDR loans.

(dollars in thousands; unaudited)	Number of Contracts Modified	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment at period end
Troubled Debt Restructurings during the three months ended June 30, 2015:
Commercial and industrial	4	$782	$882	$882
Commercial real estate, investor	1	222	221	221
Total	5	$1,004	$1,103	$1,103

Troubled Debt Restructurings during the three months ended June 30, 2014:
Commercial and industrial	3	$308	$354	$354
Installment and other consumer	3	111	110	109
Total	6	$419	$464	$463

Troubled Debt Restructurings during the six months ended June 30, 2015:
Commercial and industrial	4	$782	$882	$882
Commercial real estate, investor	1	222	221	221
Total	5	$1,004	$1,103	$1,103

Troubled Debt Restructurings during the six months ended June 30, 2014:
Commercial and industrial	6	$1,728	$1,759	$1,471
Home equity	1	150	150	149
Installment and other consumer	6	281	278	276
Total	13	$2,159	$2,187	$1,896

Modifications during the six months ended June 30, 2015 primarily involved maturity extensions and renewals, while modifications during the six months ended June 30, 2014 primarily involved maturity extensions. During the first six

Page-21

months of 2015 and 2014, there were no defaults on loans that had been modified in a TDR within the prior twelve-month period. We report defaulted TDRs based on a payment default definition of more than ninety days past due.

Impaired Loan Balances and Their Related Allowance by Major Classes of Loans

The tables below summarize information on impaired loans and their related allowance. Total impaired loans include non-accrual loans, accruing TDR loans and accreting PCI loans that have experienced post-acquisition declines in cash flows expected to be collected.

(in thousands; unaudited)	Commercial and industrial	Commercial real estate, owner-occupied	Commercial real estate, investor	Construction	Home equity	Other residential	Installment and other consumer	Total
June 30, 2015
Recorded investment in impaired loans:
With no specific allowance recorded	$1,903	$5,514	$3,018	$2,727	$265	$1,022	$281	$14,730
With a specific allowance recorded	2,592	2,882	—	556	393	1,007	1,139	8,569
Total recorded investment in impaired loans	$4,495	$8,396	$3,018	$3,283	$658	$2,029	$1,420	$23,299
Unpaid principal balance of impaired loans:
With no specific allowance recorded	$1,899	$6,514	$5,010	$2,727	$265	$1,022	$281	$17,718
With a specific allowance recorded	2,656	2,882	—	741	393	1,007	1,139	8,818
Total unpaid principal balance of impaired loans	$4,555	$9,396	$5,010	$3,468	$658	$2,029	$1,420	$26,536
Specific allowance	$772	$70	$—	$6	$3	$79	$149	$1,079

Average recorded investment in impaired loans during the quarter ended June 30, 2015	$4,173	$8,412	$2,947	$4,475	$610	$2,033	$1,557	$24,207
Interest income recognized on impaired loans during the quarter ended June 30, 2015	$56	$78	$8	$9	$4	$23	$17	$195
Average recorded investment in impaired loans during the six months ended June 30, 2015	$3,946	$8,427	$2,931	$5,078	$618	$2,037	$1,650	$24,687
Interest income recognized on impaired loans during the six months ended June 30, 2015	$118	$144	$14	$18	$9	$46	$36	$385
Average recorded investment in impaired loans during the quarter ended June 30, 2014	$6,217	$5,476	$3,186	$6,503	$755	$1,686	$1,898	$25,721
Interest income recognized on impaired loans during the quarter ended June 30, 2014	$103	$83	$7	$23	$5	$19	$19	$259
Average recorded investment in impaired loans during the six months ended June 30, 2014	$6,081	$5,480	$3,235	$6,513	$666	$1,870	$1,891	$25,736
Interest income recognized on impaired loans during the six months ended June 30, 2014	$221	$166	$14	$44	$9	$42	$37	$533

Page-22

(in thousands)	Commercial and industrial	Commercial real estate, owner-occupied	Commercial real estate, investor	Construction	Home equity	Other residential	Installment and other consumer	Total

December 31, 2014
Recorded investment in impaired loans:
With no specific allowance recorded	$1,141	$5,577	$2,954	$5,134	$393	$1,026	$239	$16,464
With a specific allowance recorded	2,443	2,882	—	561	300	1,019	1,554	$8,759
Total recorded investment in impaired loans	$3,584	$8,459	$2,954	$5,695	$693	$2,045	$1,793	$25,223
Unpaid principal balance of impaired loans:
With no specific allowance recorded	$1,186	$6,577	$4,945	$7,824	$880	$1,026	$239	$22,677
With a specific allowance recorded	2,524	2,882	—	749	300	1,019	1,554	9,028
Total unpaid principal balance of impaired loans	$3,710	$9,459	$4,945	$8,573	$1,180	$2,045	$1,793	$31,705
Specific allowance	$694	$65	$—	$3	$—	$92	$284	$1,138
Average recorded investment in impaired loans during 2014	5,354	6,604	3,138	6,471	741	1,744	1,857	25,909
Interest income recognized on impaired loans during 2014	378	288	28	85	19	74	76	948

Management monitors delinquent loans continuously and identifies problem loans, generally loans graded substandard or worse, to be evaluated individually for impairment testing. Generally, the recorded investment in impaired loans is net of any charge-offs from estimated losses related to specifically-identified impaired loans when they are deemed uncollectible. The charged-off portion of impaired loans outstanding at June 30, 2015 totaled approximately $2.7 million.  In addition, the recorded investment in impaired loans is net of purchase discounts or premiums on acquired loans. At June 30, 2015, there were $767 thousand outstanding commitments to extend credit on impaired loans, including loans to borrowers whose terms have been modified in TDRs.

The following tables disclose loans by major portfolio category and activity in the ALLL, as well as the related ALLL disaggregated by impairment evaluation method.

Allowance for Loan Losses Rollforward for the Period
(in thousands; unaudited)	Commercial and industrial	Commercial real estate, owner-occupied	Commercial real estate, investor	Construction	Home equity	Other residential	Installment and other consumer	Unallocated	Total

For the three months ended June 30, 2015
Allowance for loan losses:
Beginning balance	$2,620	$2,094	$6,292	$778	$923	$430	$462	$1,557	$15,156
Provision (reversal)	(117)	(42)	(351)	596	(81)	5	(14)	4	—
Charge-offs	(1)	—	—	(839)	—	—	(5)	—	(845)
Recoveries	38	—	3	—	1	—	1	—	43
Ending balance	$2,540	$2,052	$5,944	$535	$843	$435	$444	$1,561	$14,354

For the six months ended June 30, 2015
Allowance for loan losses:
Beginning balance	$2,837	$1,924	$6,672	$839	$859	$433	$566	$969	$15,099
Provision (reversal)	(392)	128	(734)	535	(18)	2	(113)	592	—
Charge-offs	(3)	—	—	(839)	—	—	(11)	—	(853)
Recoveries	98	—	6	—	2	—	2	—	108
Ending balance	$2,540	$2,052	$5,944	$535	$843	$435	$444	$1,561	$14,354

Page-23

Allowance for Loan Losses Rollforward for the Period
(in thousands; unaudited)	Commercial and industrial	Commercial real estate, owner-occupied	Commercial real estate, investor	Construction	Home equity	Other residential	Installment and other consumer	Unallocated	Total

For the three months ended June 30, 2014
Allowance for loan losses:
Beginning balance	$2,772	$1,985	$6,469	$536	$887	$409	$565	$609	$14,232
Provision (reversal)	310	(6)	213	42	56	45	(84)	24	600
Charge-offs	(5)	—	—	(7)	—	—	(1)	—	(13)
Recoveries	48	—	31	—	1	—	1	—	81
Ending balance	$3,125	$1,979	$6,713	$571	$944	$454	$481	$633	$14,900

For the six months ended June 30, 2014
Allowance for loan losses:
Beginning balance	$3,056	$2,012	$6,196	$633	$875	$317	$629	$506	$14,224
Provision (reversal)	55	(33)	481	142	67	137	(226)	127	750
Charge-offs	(66)	—	—	(204)	—	—	(4)	—	(274)
Recoveries	80	—	36	—	2	—	82	—	200
Ending balance	$3,125	$1,979	$6,713	$571	$944	$454	$481	$633	$14,900

Allowance for Loan Losses and Recorded Investment in Loans
(dollars in thousands; unaudited)	Commercial and industrial	Commercial real estate, owner-occupied	Commercial real estate, investor	Construction	Home equity	Other residential	Installment and other consumer	Unallocated	Total

As of June 30, 2015:
Ending ALLL related to loans collectively evaluated for impairment	$1,768	$1,982	$5,944	$529	$840	$356	$295	$1,561	$13,275
Ending ALLL related to loans individually evaluated for impairment	$771	$70	$—	$—	$3	$79	$149	$—	$1,072
Ending ALLL related to purchased credit-impaired loans	$1	$—	$—	$6	$—	$—	$—	$—	$7
Total	$2,540	$2,052	$5,944	$535	$843	$435	$444	$1,561	$14,354

Loans outstanding:
Collectively evaluated for impairment	$180,489	$225,057	$658,604	$45,471	$114,768	$71,692	$16,319	$—	$1,312,400
Individually evaluated for impairment[1]	4,340	6,993	3,018	3,277	657	2,029	1,420	—	21,734
Purchased credit-impaired	191	3,071	1,735	6	68	—	—	—	5,071
Total	$185,020	$235,121	$663,357	$48,754	$115,493	$73,721	$17,739	$—	$1,339,205
Ratio of allowance for loan losses to total loans	1.37%	0.87%	0.90%	1.10%	0.73%	0.59%	2.50%	NM	1.07%
Allowance for loan losses to non-accrual loans	732%	146%	261%	20%	318%	—%	1,057%	NM	203%

1 Total excludes $1.6 million of PCI loans that have experienced post-acquisition declines in cash flows expected to be collected. These loans are included in the "purchased credit-impaired" amount in the next line below.

NM - Not Meaningful

Page-24

Allowance for Loan Losses and Recorded Investment in Loans
(dollars in thousands)	Commercial and industrial	Commercial real estate, owner-occupied	Commercial real estate, investor	Construction	Home equity	Other residential	Installment and other consumer	Unallocated	Total

As of December 31, 2014:
Ending ALLL related to loans collectively evaluated for impairment	$2,143	$1,859	$6,672	$836	$859	$341	$282	$969	$13,961
Ending ALLL related to loans individually evaluated for impairment	$690	$65	$—	$—	$—	$92	$284	$—	$1,131
Ending ALLL related to purchased credit-impaired loans	$4	$—	$—	$3	$—	$—	$—	$—	$7
Total	$2,837	$1,924	$6,672	$839	$859	$433	$566	$969	$15,099

Loans outstanding:
Collectively evaluated for impairment	$206,603	$220,933	$668,371	$42,718	$110,028	$70,990	$14,995	$—	$1,334,638
Individually evaluated for impairment[1]	3,296	7,056	2,954	5,684	693	2,045	1,793	—	23,521
Purchased credit-impaired	324	2,616	2,174	11	67	—	—	—	5,192
Total	$210,223	$230,605	$673,499	$48,413	$110,788	$73,035	$16,788	$—	$1,363,351
Ratio of allowance for loan losses to total loans	1.35%	0.83%	0.99%	1.73%	0.78%	0.59%	3.37%	NM	1.11%
Allowance for loan losses to non-accrual loans	NM	137%	275%	16%	307%	NM	544%	NM	161%

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

The following table reflects the outstanding balance and related carrying value of PCI loans as of June 30, 2015 and December 31, 2014.

	June 30, 2015		December 31, 2014
PCI Loans (in thousands; 2015 unaudited)	Unpaid principal balance	Carrying value	Unpaid principal balance	Carrying value
Commercial and industrial	$280	$191	$479	$324
Commercial real estate	6,782	4,806	6,831	4,790
Construction	128	6	136	11
Home equity	228	68	232	67
Total purchased credit-impaired loans	$7,418	$5,071	$7,678	$5,192

Page-25

The activities in the accretable yield, or income expected to be earned, for PCI loans were as follows:

Accretable Yield	Three months ended		Six months ended
(dollars in thousands, unaudited)	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Balance at beginning of period	$3,831	$5,301	$4,027	$3,649
Removals [1]	—	(273)	(77)	(273)
Accretion	(120)	(187)	(239)	(367)
Reclassifications from nonaccretable difference [2]	—	(327)	—	1,505
Balance at end of period	$3,711	$4,514	$3,711	$4,514

1 Represents the accretable difference that is relieved when a loan exits the PCI population due to pay-off, full charge-off, or transfer to repossessed assets, etc.

2 Primarily relates to changes in expected credit performance and changes in expected timing of cash flows.

Pledged Loans

Our FHLB line of credit is secured under terms of a blanket collateral agreement by a pledge of certain qualifying loans with an unpaid principal balance of $827.5 million and $868.1 million at June 30, 2015 and December 31, 2014, respectively. In addition, we pledge a certain residential loan portfolio, which totaled $41.1 million and $34.0 million at June 30, 2015 and December 31, 2014, respectively, to secure our borrowing capacity with the Federal Reserve Bank (“FRB”). Also see Note 6 below.

Note 6: Borrowings

Federal Funds Purchased – We had unsecured lines of credit totaling $72.0 million with correspondent banks for overnight borrowings at June 30, 2015 and December 31, 2014.  In general, interest rates on these lines approximate the federal funds target rate. At June 30, 2015 and December 31, 2014, we had no overnight borrowings outstanding under these credit facilities.

Federal Home Loan Bank Borrowings – As of June 30, 2015 and December 31, 2014, we had lines of credit with the FHLB totaling $456.5 million and $450.6 million, respectively, based on eligible collateral of certain loans.  At June 30, 2015 and December 31, 2014, we had no FHLB overnight borrowings.

On February 5, 2008, we entered into a ten-year borrowing agreement under the same FHLB line of credit for $15.0 million at a fixed rate of 2.07%, which remained outstanding at June 30, 2015. Interest-only payments are required every three months until the entire principal is due on February 5, 2018. The FHLB has the unconditional right to accelerate the due date on August 5, 2015 and every three months thereafter (the “put dates”). If the FHLB exercises its right to accelerate the due date, the FHLB will offer replacement funding at the current market rate, subject to certain conditions. We must comply with the put date, but are not required to accept replacement funding.

At June 30, 2015, $441.2 million was remaining as available for borrowing from the FHLB, net of the term borrowing and letters of credit acquired from NorCal totaling $241 thousand.

Federal Reserve Line of Credit – We have a line of credit with the FRB secured by certain residential loans.  At June 30, 2015 and December 31, 2014, we had borrowing capacity under this line totaling $32.8 million and $27.7 million, respectively, and had no outstanding borrowings with the FRB.

As part of the Acquisition, we assumed two subordinated debentures due to NorCal Community Bancorp Trusts I and II (the "Trusts"), established for the sole purpose of issuing trust preferred securities on September 22, 2003 and December 29, 2005, respectively. The subordinated debentures were recorded at fair values totaling $4.95 million at acquisition date with contractual values totaling $8.2 million. The difference between the contractual balance and the fair value at acquisition date is accreted into interest expense over the lives of the debentures. Accretion on the subordinated debentures totaled $106 thousand in the first six months of 2015 and $108 thousand in the first six months of 2014. We have the option to defer payment of the interest on the subordinated debentures for a period of up to five years, as long as there is no default on the subordinated debentures. In the event of interest deferral, dividends to Bank of Marin Bancorp common stockholders are prohibited. The trust preferred securities were sold and issued in private transactions pursuant to an exemption from registration under the Securities Act of 1933, as amended. Bancorp has guaranteed, on a subordinated basis, distributions and other payments due on trust preferred securities

Page-26

totaling $8.0 million issued by the Trusts which have identical maturity, repricing and payment terms as the subordinated debentures.

The following is a summary of the contractual terms of the subordinated debentures due to the Trusts as of June 30, 2015:

(in thousands; unaudited)
Subordinated debentures due to NorCal Community Bancorp Trust I on October 7, 2033 with interest payable quarterly, based on 3-month LIBOR plus 3.05%, repricing quarterly (3.33% as of June 30, 2015), redeemable, in whole or in part, on any interest payment date	$4,124
Subordinated debentures due to NorCal Community Bancorp Trust II on March 15, 2036 with interest payable quarterly, based on 3-month LIBOR plus 1.40%, repricing quarterly (1.69% as of June 30, 2015), redeemable, in whole or in part, on any interest payment date	4,124
Total	$8,248

Page-27

Note 7:  Stockholders' Equity

Warrant

Under the United States Department of the Treasury Capital Purchase Program (the “TCPP”), Bancorp issued to the U.S. Treasury a warrant to purchase 154,242 shares of common stock at a per share exercise price of $27.23. The warrant was immediately exercisable and expires on December 5, 2018. The warrant was subsequently auctioned to two institutional investors in November 2011 and remains outstanding. It is adjusted for cash dividend increases and represents a right to purchase 157,445 shares of common stock at $26.68 per share as of June 30, 2015 in accordance with Section 13(c) of the Form of Warrant to Purchase Common Stock.

Dividends

Presented below is a summary of cash dividends paid to common shareholders, recorded as a reduction of retained earnings.

	Three months ended		Six months ended
(in thousands, except per share data; unaudited)	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Cash dividends to common stockholders	$1,313	$1,123	$2,620	$2,243
Cash dividends per common share	$0.22	$0.19	$0.44	$0.38

Share-Based Payments

The fair value of stock options as of the grant date is recorded as a stock-based compensation expense in the consolidated statements of comprehensive income over the requisite service period with a corresponding increase in common stock. Stock-based compensation also includes compensation expense related to the issuance of unvested restricted stock awards and performance-based stock awards pursuant to the 2007 Equity Plan. The grant-date fair value of the restricted stock awards and performance-based stock awards, which is equal to the intrinsic value on that date, is being recorded as compensation expense over the requisite service period with a corresponding increase in common stock as the shares vest.

Beginning in 2015, performance-based stock awards were issued to a selected group of employees. Stock award vesting is contingent upon the achievement of pre-established long-term performance goals set by the Compensation Committee of the Board of Directors. Performance is measured over a three-year period and cliff vested. These performance-based stock awards were granted at a maximum opportunity level, and based on the achievement of the pre-established goals, the actual payouts can range from 0% to 200% of the target award. For performance-based stock awards, an estimate is made of the number of shares expected to vest based on the probability that the performance criteria will be achieved to determine the amount of compensation expense to be recognized. The estimate is re-evaluated quarterly and total compensation expense is adjusted for any change in the current period.

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

Page-28

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

The contractual amount of loan commitments and standby letters of credit not reflected on the consolidated statements of condition was $347.8 million at June 30, 2015. This amount included $185.1 million under commercial lines of credit (these commitments are generally contingent upon customers maintaining specific credit standards), $119.5 million under revolving home equity lines, $28.8 million under undisbursed construction loans, $3.3 million under standby letters of credit, and a remaining $11.1 million under personal and other lines of credit. We record an allowance for losses on these off-balance sheet commitments based on an estimate of probabilities of these commitments being drawn upon according to our historical utilization experience on different types of commitments and expected loss severity. We set aside an allowance for losses on off-balance sheet commitments in the amount of $703 thousand and $1.0 million for these commitments as of June 30, 2015 and December 31, 2014, respectively, which is recorded in interest payable and other liabilities on the consolidated statements of condition. A reduction in reserve requirements for off-balance sheet commitments due to the reduced effect of historical charge-offs resulted in the decline in the allowance for losses on off-balance sheet commitments in the first half of 2015.

Operating Leases

We rent certain premises and equipment under long-term, non-cancelable operating leases expiring at various dates through the year 2028. Most of the leases contain certain renewal options and escalation clauses. At June 30, 2015, the approximate minimum future commitments payable under non-cancelable contracts for leased premises are as follows:

(in thousands; unaudited)	2015	2016	2017	2018	2019	Thereafter	Total
Operating leases[1]	$1,880	$3,763	$3,755	$3,784	$3,526	$6,678	$23,386
 1 Minimum payments have not been reduced by minimum sublease rentals of $295 thousand due in the future under non-
cancelable subleases.

Litigation Matters

We may be party to legal actions which arise from time to time as part of the normal course of our business.  We believe, after consultation with legal counsel, that we have meritorious defenses in these actions, and that litigation contingent liability, if any, will not have a material adverse effect on our financial position, results of operations, or cash flows.

We are responsible for our proportionate share of certain litigation indemnifications provided to Visa U.S.A. ("Visa") by its member banks in connection with lawsuits related to anti-trust charges and interchange fees ("Covered Litigation"). Visa Inc. maintains an escrow account from which settlements of, or judgments in, the covered litigation are paid. According to the latest SEC Form 10-Q filed by Visa, Inc. on July 23, 2015, at June 30, 2015, the balance of the escrow account was $1.1 billion. On January 14, 2015, following a Court-approved process to give class members who previously opted out of the damages portion of the class settlement an option to rejoin it, the class administrator submitted a report stating that it had received 1,179 requests by merchants to rejoin the cash settlement class, some of which may include multiple merchants. The conversion rate of Visa Class B common stock held by us to Class A common stock (as discussed in Note 4) may reduce if Visa makes more Covered Litigation settlement payments in

Page-29

the future, and the full impact to member banks is still uncertain. However, we are not aware of significant future cash settlement payments required by us on the Covered Litigation.

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

The net effect of the change in fair value of interest rate swaps, the amortization of the yield maintenance agreements and the change in the fair value of the hedged loans result in an insignificant amount of hedge ineffectiveness recognized in interest income.

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

Page-30

As of June 30, 2015, we had eight interest rate swap agreements, which are scheduled to mature in September 2018, June 2020, August 2020, June 2031, October 2031, July 2032, August 2037 and October 2037. All of our derivatives are accounted for as fair value hedges. Our interest rate swaps are settled monthly with counterparties. Accrued interest on the swaps totaled $36 thousand and $41 thousand as of June 30, 2015 and December 31, 2014, respectively. Information on our derivatives follows:

	Asset derivatives		Liability derivatives
(in thousands; 2015 unaudited)	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014
Fair value hedges:
Interest rate contracts notional amount	$4,499	$4,589	$26,000	$26,899
Interest rate contracts fair value[1]	$116	$61	$1,631	$1,996

	Three months ended
(in thousands; unaudited)	June 30, 2015	June 30, 2014
Increase (decrease) in value of designated interest rate swaps recognized in interest income	$966	$(423)
Payment on interest rate swaps recorded in interest income	(233)	(252)
(Decrease) increase in value of hedged loans recognized in interest income	(1,023)	453
Decrease in value of yield maintenance agreement recognized against interest income	(13)	(15)
Net loss on derivatives recognized against interest income [2]	$(303)	$(237)

	Six months ended
(in thousands; unaudited)	June 30, 2015	June 30, 2014
Increase in value of designated interest rate swaps recognized in interest income	$420	$313
Payment on interest rate swaps recorded in interest income	(469)	(505)
Decrease in value of hedged loans recognized in interest income	(451)	(78)
Decrease in value of yield maintenance agreement recognized against interest income	(27)	(62)
Net loss on derivatives recognized against interest income [2]	$(527)	$(332)

1 See Note 3 for valuation methodology.
2 Includes hedge ineffectiveness loss of $70 thousand and gain of $15 thousand for the quarters ended June 30, 2015 and June 30, 2014, respectively. Ineffectiveness loss of $58 thousand and gain of $173 thousand was recorded in interest income during the six months ended June 30, 2015 and June 30, 2014, respectively. Changes in value of swaps were included in the assessment of hedge effectiveness. Hedge ineffectiveness is the measure of the extent to which the change in the fair value of the hedging instruments does not offset the change in the fair value of the hedged items.

Page-31

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

Information on financial instruments that are eligible for offset in the consolidated statements of condition follows:

Offsetting of Financial Assets and Derivative Assets

(in thousands; 2015 unaudited)				Gross Amounts Not Offset in the Statements of Condition
		Gross Amounts	Net Amounts
	Gross Amounts	Offset in the	of Assets Presented
	of Recognized	Statements of	in the Statements	Financial	Cash Collateral
	Assets[1]	Condition	of Condition[1]	Instruments	Received	Net Amount
As of June 30, 2015
Derivatives by Counterparty
Counterparty A	$116	$—	$116	$(116)	$—	$—
Counterparty B	—	—	—	—	—	—
Total	$116	$—	$116	$(116)	$—	$—

As of December 31, 2014
Derivatives by Counterparty
Counterparty A	$61	$—	$61	$(61)	$—	$—
Counterparty B	—	—	—	—	—	—
Total	$61	$—	$61	$(61)	$—	$—
1 Amounts exclude accrued interest totaling $1 thousand at both June 30, 2015 and December 31, 2014, respectively.

Offsetting of Financial Liabilities and Derivative Liabilities

(in thousands; 2015 unaudited)				Gross Amounts Not Offset in the Statements of Condition
		Gross Amounts	Net Amounts of
	Gross Amounts	Offset in the	Liabilities Presented
	of Recognized	Statements of	in the Statements of	Financial	Cash Collateral
	Liabilities[2]	Condition	Condition[2]	Instruments	Pledged	Net Amount
As of June 30, 2015
Derivatives by Counterparty
Counterparty A	$1,301	$—	$1,301	$(116)	$(1,185)	$—
Counterparty B	330	—	330	—	(330)	—
Total	$1,631	$—	$1,631	$(116)	$(1,515)	$—

As of December 31, 2014
Derivatives by Counterparty
Counterparty A	$1,616	$—	$1,616	$(61)	$(1,360)	$195
Counterparty B	380	—	380	—	(380)	—
Total	$1,996	$—	$1,996	$(61)	$(1,740)	$195

2 Amounts exclude accrued interest totaling $35 thousand and $40 thousand at June 30, 2015 and December 31, 2014, respectively.

Page-32

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

Forward-looking statements are based on Management's current expectations regarding economic, legislative, and regulatory issues that may impact our earnings in future periods. A number of factors—many of which are beyond Management’s control—could cause future results to vary materially from current Management expectations. Such factors include, but are not limited to, the monetary polices of the FRB, general economic conditions, economic uncertainty in the United States and abroad, changes in interest rates, deposit flows, real estate values, costs or effects of future acquisitions, competition, changes in accounting principles, policies or guidelines; changes in legislation or regulation; adverse weather conditions, including the drought in California; and other economic, competitive, governmental, regulatory and technological factors (including external fraud and cyber-security) affecting our operations, pricing, products and services.

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

Page-33

RESULTS OF OPERATIONS

Highlights of the financial results are presented in the following table:

	For the three months ended		For the six months ended
(dollars in thousands, except per share data; unaudited)	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
For the period:
Net income	$4,286	$5,168	$8,743	$9,701
Net income per share
Basic	$0.72	$0.88	$1.47	$1.65
Diluted	$0.71	$0.86	$1.44	$1.62
Return on average equity	8.33%	10.96%	8.62%	10.47%
Return on average assets	0.93%	1.14%	0.96%	1.08%
Common stock dividend payout ratio	30.66%	21.74%	29.98%	23.11%
Average shareholders’ equity to average total assets	11.17%	10.41%	11.18%	10.26%
Efficiency ratio	64.62%	56.60%	63.86%	60.22%
Tax equivalent net interest margin	3.86%	4.23%	3.93%	4.24%

(dollars in thousands, except per share data; unaudited)	June 30, 2015	December 31, 2014
At period end:
Book value per common share	$34.63	$33.68
Total assets	$1,870,762	$1,787,130
Total loans	$1,339,205	$1,363,351
Total deposits	$1,630,483	$1,551,619
Loan-to-deposit ratio	82.1%	87.9%
Total risk-based capital ratio - Bancorp	14.1%	13.9%
Common equity Tier 1 ratio - Bancorp	12.8%	NA
Tier 1 leverage ratio (to average assets) - Bancorp	11.1%	10.6%

Page-34

Executive Summary

Earnings in the second quarter of 2015 totaled $4.3 million, compared to $4.5 million in the first quarter of 2015 and $5.2 million in the second quarter of 2014. Diluted earnings per share totaled $0.71 in the second quarter of 2015, compared to $0.74 in the prior quarter and $0.86 in the same quarter last year. For the six-month period ended June 30, 2015, earnings totaled $8.7 million compared to $9.7 million for the same period a year ago. Diluted earnings per share for the six-month period ended June 30, 2015 totaled $1.44 compared to $1.62 in the same period a year ago. Low interest rates and significantly compressed margins continue to affect earnings.

Loans totaled $1.34 billion at June 30, 2015, compared to $1.36 billion at December 31, 2014. Strong new loan volume of approximately $82 million in the first half of 2015 was offset by pay-offs of approximately $95 million, and combined with utilization and amortization on existing loans resulted in a net decrease of $24.1 million since December 31, 2014. Pay-offs resulted from our borrowers' successful completion of several large construction projects and the sale of business and commercial real estate assets, and included the resolution of problem credits. We expect a lower level of loan pay-offs in the second half of 2015.

Credit quality remains strong with non-accrual loans continuing to trend downward, totaling $7.1 million at June 30, 2015, compared to $9.4 million at December 31, 2014, and representing 0.53% of total loans compared to 0.69% for the same time periods. The decrease in non-accrual loans primarily relates to a protracted problem land development loan that was sold in the second quarter resulting in an $839 thousand charge-off to the allowance for loan losses. Classified loans totaled $27.8 million at June 30, 2015, down from $36.2 million at December 31, 2014. Accruing loans past due 30 to 89 days totaled $1.2 million at June 30, 2015, compared to $1.0 million at December 31, 2014.

There was no provision for loan losses recorded in the second quarter of 2015 as the continued reduction in credit risk did not warrant a provision. This compares to no provision in the prior quarter and a provision of $600 thousand in the second quarter of 2014. The ratio of allowance for loan losses ("ALLL") to total loans decreased to 1.07% at June 30, 2015, compared to 1.11% at December 31, 2014. The ratio of ALLL to total loans excluding the impact of acquired loans would have been 1.18% and 1.24% at June 30, 2015 and December 31, 2014, respectively.

Deposits totaled $1.6 billion at June 30, 2015 and grew $78.9 million over December 31, 2014. Non-interest bearing deposits increased to 45.5% of total deposits at June 30, 2015, compared to 43.2% at December 31, 2014. While day-to-day deposit volatility continues due to normal seasonal activity and new business ventures by several of our largest business customers, both average and ending balances are on an increasing trend.

The total risk-based capital ratio for Bancorp was 14.1% at June 30, 2015, compared to 13.9% at December 31, 2014. The common equity tier one ratio, a regulatory ratio under Basel III (Basel Committee on Bank Supervision guidelines for determining regulatory capital), was 12.8% at June 30, 2015. As reported in the Capital Adequacy section of this document, all four of our capital ratios are well above regulatory requirements for a well-capitalized institution under the new requirements that took effect January 1, 2015.

Net interest income totaled $16.5 million in the second quarter of 2015, compared to $16.6 million in the prior quarter and $17.9 million in the same quarter a year ago. The tax-equivalent net interest margin was 3.86%, 4.00% and 4.23%, for those respective periods. The decrease in tax-equivalent net interest margin from the prior quarter primarily relates to a higher concentration of low yielding cash balances and new loans and securities yielding lower rates. The decrease from the same quarter a year ago primarily relates to lower gains and accretion income related to acquired loans and new loans and securities yielding lower rates.

Non-interest income in the second quarter of 2015 totaled $2.6 million, compared to $2.2 million in the prior quarter and $2.4 million in the same quarter a year ago. The increase from the prior quarter and same quarter a year ago relates to a $305 thousand special dividend from the Federal Home Loan Bank of San Francisco and a $147 thousand payment from a bankruptcy claim recorded in miscellaneous income. The same increases from the second quarter of 2014 were partially offset by the absence of gains on the sale of investment securities and lower merchant card interchange fees in the second quarter of 2015.

Non-interest expense totaled $12.3 million in the second quarter of 2015, compared to $11.8 million in the prior quarter and $11.5 million in the same quarter a year ago. The increase in non-interest expense from the prior quarter primarily relates to $337 thousand in occupancy and depreciation expense relating to one-time lease accounting adjustments. The immaterial one-time lease accounting adjustments relate to the acceleration of leasehold amortization for one branch and the conversion of two leases to straight-line rent accounting. The increase in non-interest expense from

Page-35

the same quarter a year ago primarily relates to higher personnel expense due to annual merit increases and incentive compensation, and higher occupancy expense as discussed above.

Critical Accounting Policies and Estimates

Critical accounting policies are those that are both most important to the portrayal of our financial condition and results of operations and require Management's most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Management has determined the following four accounting policies to be critical: Allowance for Loan Losses, Other-than-temporary Impairment of Investment Securities, Accounting for Income Taxes, and Fair Value Measurements.

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

We acquired certain loans with evidence of credit quality deterioration subsequent to their origination and for which it was probable, at acquisition, that we would be unable to collect all contractually required payments (Purchased Credit Impaired "PCI loans"). These loans were evaluated on an individual basis. The estimate of cash flows expected to be collected is updated each quarter and requires the continued use of key assumptions and estimates. We apply judgment to develop our estimate of cash flows given the current economic environment, impact of collateral value changes, loan workout plans, changing probability of default, loss severities and prepayments. If we have probable decreases in cash flows expected to be collected on PCI loans, specific allowances are established to account for credit deterioration subsequent to acquisition. For acquired loans not considered credit impaired ("non-PCI"), we recognize the entire fair value discount accretion to interest income, based on contractual cash flows using an effective interest rate method for term loans, and on a straight line basis for revolving lines. When a non-PCI loan is placed on nonaccrual status subsequent to acquisition, accretion stops until the loan is returned to accrual status. The level of accretion on non-PCI loans varies from period to period due to maturities and early pay-offs of these loans during the reporting periods. Subsequent to acquisition, if the probable and estimable losses for non-PCI loans exceed the amount of the remaining unaccreted discount, the excess is established as an allowance for loan losses. All acquired loans were acquired in acquisitions and do not represent loans purchased from third parties.

Page-36

The second component is an estimate of the probable inherent losses in each loan pool with similar characteristics. This analysis encompasses the entire loan portfolio excluding individually identified impaired loans and acquired loans unless the purchase discount has been fully accreted. Under our allowance model, loans are evaluated on a pool basis by loan segment which is further delineated by Federal regulatory reporting codes ("CALL codes"). Each segment is assigned an expected loss factor which is primarily based on a rolling twenty-quarter look-back at our historical losses for that particular segment, as well as a number of other assumptions.

The model determines loan loss reserves based on objective and subjective factors. Objective factors include an historical loss rate using the rolling twenty-quarter look-back, changes in the volume and nature of the loan portfolio, changes in credit quality metrics (past due loans, nonaccrual loans, net charge-offs and adversely-graded loans), and the existence of credit concentrations. Subjective factors include changes in the overall economic environment, legal and regulatory conditions, experience level of lending management and other relevant staff, uncertainties related to acquisitions, as well as the quality of our loan review process. The total amount allocated is determined by applying loss factors to outstanding loans by CALL code.

While we believe we use the best information available to determine the allowance for loan losses, our results of operations could be significantly affected if circumstances differ substantially from the assumptions used in determining the allowance. A decline in local and national economic conditions, or significant changes in other assumptions, could result in a material increase in the allowance for loan losses and may adversely affect our financial condition and results of operations. In addition, the determination of the amount of the allowance for loan losses is subject to review by bank regulators, as part of their routine examination process, which may result in the establishment of additional allowance for loan losses based upon their judgment of information available to them at the time of their examination.

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

Page-37

For further information regarding other-than-temporary impairment of investment securities, see Note 4 - Investment Securities in the Consolidated Financial Statements of this Form 10-Q.

Accounting for Income Taxes

Income taxes reported in the consolidated financial statements are computed based on an asset and liability approach. We recognize the amount of taxes payable or refundable for the current year and we record deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases using enacted tax rates in effect for the year in which the temporary differences are expected to reverse. We record net deferred tax assets to the extent it is more likely than not that they will be realized. In evaluating our ability to recover the deferred tax assets, Management considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies. In projecting future taxable income, Management develops assumptions including the amount of future state and federal pretax operating income, the reversal of temporary differences, and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates being used to manage the underlying business. Bancorp files consolidated federal and combined state income tax returns.

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

Fair Value Measurements

We use fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. We base our fair values on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Securities available-for-sale and derivatives are recorded at fair value on a recurring basis. Additionally, from time to time, we may be required to record certain assets at fair value on a non-recurring basis, such as purchased loans recorded at acquisition date, certain impaired loans, other real estate owned, and securities held-to-maturity that are other-than-temporarily impaired. These non-recurring fair value adjustments typically involve write-downs of individual assets due to application of lower-of-cost or market accounting.

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

Average Statements of Condition and Analysis of Net Interest Income

	Three months ended			Three months ended
	June 30, 2015			June 30, 2014
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in thousands; unaudited)	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Interest-bearing due from banks [1]	$76,710	$52	0.27%	$54,313	$37	0.27%
Investment securities [2,3]	319,032	1,842	2.31%	350,938	2,208	2.52%
Loans [1,3,4]	1,336,249	15,587	4.61%	1,303,363	16,597	5.04%
Total interest-earning assets [1]	1,731,991	17,481	3.99%	1,708,614	18,842	4.36%
Cash and non-interest-bearing due from banks	48,955			41,739
Bank premises and equipment, net	9,841			9,228
Interest receivable and other assets, net	58,744			56,954
Total assets	$1,849,531			$1,816,535
Liabilities and Stockholders' Equity
Interest-bearing transaction accounts	$94,960	$30	0.13%	$94,358	$26	0.11%
Savings accounts	131,564	12	0.04%	120,071	11	0.04%
Money market accounts	488,422	123	0.10%	504,597	131	0.10%
Other time accounts	157,982	215	0.55%	157,239	231	0.59%
FHLB fixed-rate advance [1]	15,000	79	2.07%	15,000	78	2.07%
Subordinated debenture [1]	5,259	105	7.90%	5,043	105	8.24%
Total interest-bearing liabilities	893,187	564	0.25%	896,308	582	0.26%
Demand accounts	735,481			716,774
Interest payable and other liabilities	14,358			14,281
Stockholders' equity	206,505			189,172
Total liabilities & stockholders' equity	$1,849,531			$1,816,535
Tax-equivalent net interest income/margin [1]		$16,917	3.86%		$18,260	4.23%
Reported net interest income/margin [1]		$16,454	3.76%		$17,874	4.14%
Tax-equivalent net interest rate spread			3.74%			4.10%

Page-39

	Six months ended			Six months ended
	June 30, 2015			June 30, 2014
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in thousands; unaudited)	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Interest-bearing due from banks [1]	$57,608	$72	0.25%	$69,945	$88	0.25%
Investment securities [2,3]	315,525	3,770	2.39%	356,336	4,501	2.53%
Loans [1,3,4]	1,343,977	31,263	4.63%	1,286,197	33,117	5.12%
Total interest-earning assets [1]	1,717,110	35,105	4.07%	1,712,478	37,706	4.38%
Cash and non-interest-bearing due from banks	45,036			41,766
Bank premises and equipment, net	9,840			9,158
Interest receivable and other assets, net	58,440			56,395
Total assets	$1,830,426			$1,819,797
Liabilities and Stockholders' Equity
Interest-bearing transaction accounts	$93,676	$60	0.13%	$110,637	$49	0.09%
Savings accounts	132,714	25	0.04%	120,671	22	0.04%
Money market accounts	487,630	250	0.10%	511,743	289	0.11%
Other time accounts	156,055	437	0.56%	159,080	466	0.59%
FHLB borrowing and overnight borrowings [1]	15,197	156	2.07%	15,000	156	2.07%
Subordinated debenture [1]	5,233	209	8.05%	5,015	210	8.48%
Total interest-bearing liabilities	890,505	1,137	0.26%	922,146	1,192	0.26%
Demand accounts	720,342			695,848
Interest payable and other liabilities	14,973			15,010
Stockholders' equity	204,606			186,793
Total liabilities & stockholders' equity	$1,830,426			$1,819,797
Tax-equivalent net interest income/margin [1]		$33,968	3.93%		$36,514	4.24%
Reported net interest income/margin [1]		33,061	3.83%		35,768	4.15%
Tax-equivalent net interest rate spread			3.81%			4.12%

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

Page-40

Second Quarter of 2015 Compared to Second Quarter of 2014

The tax-equivalent net interest margin was 3.86% in the second quarter of 2015, compared to 4.23% in the same quarter a year ago.  The decrease of thirty-seven basis points primarily relates to lower gains and accretion income related to acquired loans and new loans and securities yielding lower rates. The net interest spread decreased thirty-six basis points over the same period for the same reasons.

The average yield on interest-earning assets decreased thirty-seven basis points in the second quarter of 2015 compared to the second quarter of 2014 due to the reasons listed above. Average loans as a percentage of average interest-earning assets was 77.2% and 76.3% for the second quarter of 2015 and the second quarter of 2014, respectively. Total average interest-earning assets increased $23.3 million, or 1.4%, in the second quarter of 2015, compared to the second quarter of 2014, due to an increase in average loans of $32.9 million and an increase in average interest-bearing due from banks of $22.4 million, partially offset by a decrease of $31.9 million in average securities.

Market interest rates are, in part, based on the target federal funds interest rate (the interest rate banks charge each other for short-term borrowings) implemented by the Federal Reserve Open Market Committee ("FOMC"). The target interest rate has been at its historic low with a range of 0% to 0.25%, as the accommodative monetary policy measures taken by the FRB in recent years, including three rounds of quantitative easing, have led to a prolonged low interest rate environment. As a result, we have experienced downward pricing pressure on our interest-earning assets that negatively impacted our net interest margin and yields on our earning assets, and we expect little relief from this downward pricing pressure and fewer opportunities to reduce future funding costs in 2015.

First Six Months of 2015 Compared to First Six Months of 2014

The tax-equivalent net interest margin was 3.93% in the first six months of 2015 compared to 4.24% in the same period last year. The decrease of thirty-one basis points was primarily due to lower gains and accretion income related to acquired loans and the impact of the low interest rate environment on our loan and investment portfolios, partially offset by a shift in the mix of earning assets to higher yielding loan balances. The net interest spread also decreased thirty-one basis points over the same period for the same reasons.

The average yield on interest-earning assets decreased thirty-one basis points in the first six months of 2015 compared to the first six months of 2014 due to the reasons listed above. The loan portfolio as a percentage of average interest-earning assets was 78.3% and 75.1% for the six months ended June 30, 2015 and 2014, respectively. Total average interest-earning assets increased $4.6 million, or .3%, in the first six months of 2015 compared to the first six months of 2014, due to an increase in average loans of $57.8 million, partially offset by a decrease of $40.8 million in average securities and a decrease in average interest-bearing due from banks of $12.3 million.

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

Accretion and gains on pay-offs of purchased loans recorded to interest income were as follows:

	Three months ended				Six months ended
	June 30, 2015		June 30, 2014		June 30, 2015		June 30, 2014
(dollars in thousands; unaudited)	Dollar Amount	Basis point impact to net interest margin	Dollar Amount	Basis point impact to net interest margin	Dollar Amount	Basis point impact to net interest margin	Dollar Amount	Basis point impact to net interest margin
Accretion on PCI loans	$120	3 bps	$187	4 bps	$239	3 bps	$367	4 bps
Accretion on non-PCI loans	$465	11 bps	$713	17 bps	$837	10 bps	$2,043	24 bps
Gains on pay-offs of PCI loans	$—	0 bps	$622	14 bps	$43	0 bps	$622	7 bps

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

There was no provision for loan losses recorded in the second quarter of 2015 as the continued reduction in credit risk did not warrant a provision, compared to a provision of $600 thousand in the same quarter a year ago. There was no provision for loan losses recorded in the first six months of 2015, compared to a provision of $750 thousand for the same period a year ago.

The allowance for loan losses totaled 1.07% of loans at June 30, 2015, compared to 1.11% at December 31, 2014. Non-accrual loans totaled $7.1 million, or 0.53% of Bancorp's loan portfolio at June 30, 2015, compared to $9.4 million, or 0.69% at December 31, 2014. The decrease in non-accrual loans primarily relates to a protracted problem land development loan that was sold in the second quarter resulting in an $839 thousand charge-off to the allowance for loan losses.

Impaired loan balances totaled $23.3 million at June 30, 2015, compared to $25.2 million at December 31, 2014, with specific valuation allowances of $1.1 million at both June 30, 2015 and December 31, 2014. Classified loans, which have regulatory risk grades of "substandard" or "doubtful", decreased to $27.8 million at June 30, 2015, from $36.2 million at December 31, 2014.

Net charge-offs in the second quarter of 2015 totaled $802 thousand, compared to net recoveries of $68 thousand in the same quarter a year ago. $839 thousand of the charge-offs in the second quarter of 2015 related to the problem land loan that was sold as discussed above. Net charge-offs for the six months ended June 30, 2015 totaled $745 thousand, compared to $75 thousand for the same period a year ago. The percentage of net charge-offs/(recoveries) to average loans was 0.06% in the second quarter of 2015, compared to (0.01)% in the second quarter of 2014 and 0.06% for the six months ended June 30, 2015, compared to 0.01% for the same period a year ago.

Page-42

Non-interest Income

The table below details the components of non-interest income.

	Three months ended		Amount	Percent
(dollars in thousands; unaudited)	June 30, 2015	June 30, 2014	Increase (Decrease)	Increase (Decrease)
Service charges on deposit accounts	$504	$528	$(24)	(4.5)%
Wealth Management and Trust Services	603	613	(10)	(1.6)%
Debit card interchange fees	368	360	8	2.2%
Merchant interchange fees	129	207	(78)	(37.7)%
Earnings on bank-owned life insurance	203	211	(8)	(3.8)%
Dividends on FHLB stock	461	130	331	254.6%
Gain on sale of securities	—	97	(97)	NM
Other income	340	222	118	53.2%
Total non-interest income	$2,608	$2,368	$240	10.1%

	Six months ended		Amount	Percent
(dollars in thousands; unaudited)	June 30, 2015	June 30, 2014	Increase (Decrease)	Increase (Decrease)
Service charges on deposit accounts	$1,029	$1,084	$(55)	(5.1)%
Wealth Management and Trust Services	1,241	1,177	64	5.4%
Debit card interchange fees	715	660	55	8.3%
Merchant interchange fees	259	405	(146)	(36.0)%
Earnings on bank-owned life insurance	406	424	(18)	(4.2)%
Dividends on FHLB stock	608	260	348	133.8%
Gain on sale of securities	8	89	(81)	NM
Other income	531	485	46	9.5%
Total non-interest income	$4,797	$4,584	$213	4.6%

Non-interest income increased $240 thousand to $2.6 million in the second quarter of 2015 compared to $2.4 million in the second quarter of 2014. The increase relates predominantly to a $305 thousand special dividend from the Federal Home Loan Bank of San Francisco and a $147 thousand payment from a bankruptcy claim recorded in miscellaneous income. The increase was partially offset by the absence of gains on the sale of investment securities and lower merchant card interchange fees.

Non-interest income increased $213 thousand to $4.8 million for the first six months of 2015 compared to $4.6 million for the first six months of 2014. The increase resulted from the same reasons described above.

Page-43

Non-interest Expense

The table below details the components of non-interest expense.

	Three months ended		Amount	Percent
(dollars in thousands; unaudited)	June 30, 2015	June 30, 2014	Increase (Decrease)	Increase (Decrease)
Salaries and related benefits	$6,672	$6,232	$440	7.1%
Occupancy and equipment	1,493	1,329	164	12.3%
Depreciation and amortization	650	403	247	61.3%
Federal Deposit Insurance Corporation insurance	253	269	(16)	(5.9)%
Data processing	792	748	44	5.9%
Professional services	515	412	103	25.0%
Directors' expense	247	157	90	57.3%
Information technology	216	173	43	24.9%
Reversal of losses on off-balance sheet commitments	(109)	(15)	(94)	NM
Other non-interest expense
Advertising	46	87	(41)	(47.1)%
Other expense	1,544	1,662	(118)	(7.1)%
Total other non-interest expense	1,590	1,749	(159)	(9.1)%
Total non-interest expense	$12,319	$11,457	$862	7.5%

	Six months ended		Amount	Percent
(dollars in thousands; unaudited)	June 30, 2015	June 30, 2014	Increase (Decrease)	Increase (Decrease)
Salaries and related benefits	$13,462	$13,162	$300	2.3%
Occupancy and equipment	2,835	2,663	172	6.5%
Depreciation and amortization	1,071	819	252	30.8%
Federal Deposit Insurance Corporation insurance	489	519	(30)	(5.8)%
Data processing	1,578	2,108	(530)	(25.1)%
Professional services	1,079	1,040	39	3.8%
Directors' expense	438	312	126	40.4%
Information technology	368	338	30	8.9%
Reversal of losses on off-balance sheet commitments	(310)	(15)	(295)	NM
Other non-interest expense
Advertising	122	199	(77)	(38.7)%
Other expense	3,044	3,155	(111)	(3.5)%
Total other non-interest expense	3,166	3,354	(188)	(5.6)%
Total non-interest expense	$24,176	$24,300	$(124)	(0.5)%

Non-interest expense increased $862 thousand to $12.3 million in the second quarter of 2015 compared to $11.5 million in the second quarter of 2014. The increase was mainly due to $337 thousand in occupancy and depreciation expenses for certain one-time lease accounting adjustments, higher personnel expenses due to annual merit increases and incentive compensation, an increase in director expenses due to education costs and strategic matters, and higher expenses related to other real estate owned ("OREO") included in other non-interest expense. The immaterial one-time lease accounting adjustments relate to acceleration of leasehold amortization for one branch and the conversion

Page-44

of two leases to straight-line rent accounting. The increase was partially offset by a $109 thousand reversal of estimated losses on off-balance sheet loan commitments.

Non-interest expense decreased $124 thousand to $24.2 million for the first six months of 2015 compared to $24.3 million for the first six months of 2014. The decrease was predominantly due to one-time NorCal acquisition costs for personnel, severance and data processing expenses recognized in the first six months of 2014 and a $310 thousand reversal of estimated losses on off-balance sheet loan commitments in the first six months of 2015. The decrease was partially offset by higher incentive compensation, occupancy and depreciation, director expenses, and OREO expenses as noted above.

Provision for Income Taxes

The provision for income taxes for the second quarter of 2015 totaled $2.5 million at an effective tax rate of 36.4%, compared to $3.0 million at an effective tax rate of 36.9% in the same quarter last year. The provision for income taxes for the first half of 2015 totaled $4.9 million at an effective tax rate of 36.1%, compared to $5.6 million at an effective tax rate of 36.6% for the first half of 2014. The decrease in the effective tax rate is primarily due to the expected increase in the amount of tax-exempt interest on municipal securities and loans in 2015. These provisions reflect accruals for taxes at the applicable rates for federal income tax and California franchise tax based upon reported pre-tax income, and adjusted for the effects of all permanent differences between income for tax and financial reporting purposes (such as earnings on qualified municipal securities, BOLI and certain tax-exempt loans). As a result, there are fluctuations in the effective rate from period to period based on the relationship of net permanent differences to income before tax.

We file a consolidated return in the U.S. Federal tax jurisdiction and a combined return in the State of California tax jurisdiction. There were no ongoing federal or state income tax examinations at the issuance of this report. In June 2015, the State of California completed its examination of the 2011 and 2012 corporate income tax returns, resulting in a minor adjustment. At June 30, 2015, neither the Bank nor Bancorp had accruals for interest and penalties related to unrecognized tax benefits.

FINANCIAL CONDITION SUMMARY

During the first six months of 2015, total assets increased $83.6 million to $1.9 billion. The primary components of the increase in assets were increases in cash and cash equivalents of $76.2 million and investment securities of $31.2 million, partially offset by a decrease of $24.1 million in loans. New loan volume of approximately $82 million in the first six months of 2015 was offset by pay-offs of approximately $95 million, and combined with utilization and amortization on existing loans produced a net decrease of $24.1 million over December 31, 2014. The decline in 2015 resulted from our borrowers' successful completion of several large construction projects and the sale of business and commercial real estate assets, and included the resolution of problem credits. Our loan and deposit pipelines are robust and we are seeing growth prospects in all of our markets.

Investment Securities

Investment securities in our portfolio that may be backed by mortgages having sub-prime or Alt-A features (certain privately issued CMOs) represent 0.4% of our total investment portfolio at June 30, 2015, compared to 1.0% at December 31, 2014.

We sold two available-for-sale securities in 2015 with total proceeds of $1.6 million and realized a gain of $8 thousand.

The table below summarizes our investment in obligations of state and political subdivisions at June 30, 2015 and December 31, 2014.

Page-45

	June 30, 2015			December 31, 2014
(dollars in thousands; unaudited)	Amortized Cost	Fair Value	% of Total State and Political Subdivisions	Amortized Cost	Fair Value	% of Total State and Political Subdivisions
Within California:
General obligation bonds	$19,927	$19,955	21.9%	$18,556	$18,734	23.4%
Revenue bonds	17,788	18,130	19.5%	21,344	21,684	27.0%
Tax allocation bonds	6,229	6,336	6.8%	6,280	6,446	7.9%
Total in California	43,944	44,421	48.2%	46,180	46,864	58.3%

Outside California:
General obligation bonds	32,427	33,281	35.6%	22,549	23,680	28.5%
Revenue bonds	14,720	14,690	16.2%	10,429	10,457	13.2%
Total outside California	47,147	47,971	51.8%	32,978	34,137	41.7%

Total obligations of state and political subdivisions	$91,091	$92,392	100.0%	$79,158	$81,001	100.0%

The portion of the portfolio outside the state of California is distributed among eighteen states. The largest concentrations are in Washington (6.0%), Ohio (5.4%), Virginia (4.8%), New York (4.5%) and Texas (4.4%). Revenue bonds, both within and outside California, primarily consisted of bonds relating to essential services (such as roads and utilities) and school district bonds.

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

There are two California tax allocation bonds totaling 2.1 million in both amortized cost and fair value for which Moody’s credit ratings diverge from the internal assessment. In June 2012, Moody’s Investor Service downgraded to Ba1 all uninsured California redevelopment agency tax allocation bonds (“RDA”s) that were rated Baa3 or higher. The downgrade to Ba1 was prompted by the increased risk of default resulting from the state's dissolution of all redevelopment agencies. The downgrade was based on the potential risk that new laws governing "successor" agencies (Assembly bills 26 and 1484) might further reduce credit quality, and uncertainty as to whether there was sufficient information available to assess the credit quality of tax allocation bonds. In 2013, certain ratings of RDAs were withdrawn by Moody’s. Internal research shows the dispute between the California State Department of Finance and certain successor agencies regarding funds on hand required for payment of debt service, has been successfully resolved in the successor agencies’ favor by the State Superior Court. In addition, the California State Department of Finance is in the process of approving refinancing requests from the successor agencies. Debt coverage ratios and assessed property value trends indicate that Moody’s rating downgrade/withdrawal is not necessarily reflective of the issuers’ credit profiles.

Loans

New loan originations were strong at approximately $82 million in the first six months of 2015, reflecting our success in sourcing commercial real estate and commercial/industrial loans from new and existing customers. Our long term strategy to diversify and grow has produced strong loan growth in several markets. Loan originations were offset by pay-offs of approximately $95 million resulting from the sale of real properties as customers took advantage of high

Page-46

valuations, the Bank's borrowers' successful completion of a number of large construction projects, and the resolution of problem credits. These activities led to a $24.1 million decline in net loans from December 31, 2014.

Our residential loan portfolio does not include sub-prime loans, nor is it our practice to underwrite loans commonly referred to as "Alt-A mortgages," the characteristics of which are loans lacking full documentation, borrowers having low FICO scores or collateral compositions reflecting high loan-to-value ratios. Refer to Note 5 for the composition of outstanding loans by class.

Liabilities

During the first six months of 2015, total liabilities increased $76.5 million to $1.7 billion. At June 30, 2015, deposits totaled $1.6 billion and grew $78.9 million over December 31, 2014. Non-interest-bearing deposits increased $70.2 million and total time deposits increased $9.4 million. CDARS time deposits increased $14.0 million from December 31, 2014, as Management made a strategic decision to bring back CDARS reciprocal deposits in the first quarter of 2015. While day-to-day deposit volatility continues due to normal seasonal activity and new business ventures by several of our largest business customers, both average and ending balances are on an increasing trend.

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

In July 2013, the Board of Governors of the Federal Reserve, the FDIC and the Office of the Comptroller of the Currency, finalized regulatory capital rules known as "Basel III". The rules became effective beginning January 2015, and will be phased-in and become fully implemented by January 2019. The guidelines, among other things, changed the minimum capital requirements of bank holding companies, by increasing the Tier 1 capital to risk-weighted assets ratio to 6%, and introducing a new requirement to maintain a minimum ratio of common equity Tier 1 capital to risk-weighted assets of 4.5%. By 2019, when fully phased in, the rules will require further increases to certain minimum capital requirements and a capital conservation buffer of an additional 2.5% of risk-weighted assets. Basel III permits certain banks such as us to exclude accumulated other comprehensive income or loss from regulatory capital through a one-time election in the first quarter of 2015. As this is consistent with our existing treatment of excluding accumulated other comprehensive income or loss from regulatory capital, there were no changes to our capital ratios as a result of making this election. In addition, there are other deductions from capital and changes to risk-weighting of assets. The changes that affected us most significantly include:

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

To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, Tier 1 leverage, and common equity Tier 1 ratios as set forth in the second table below. As of June 30, 2015, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that Management believes have changed the Bank’s categories and we expect the Bank to remain well capitalized under minimum requirements for capital adequacy in accordance with Basel III rules for prompt corrective action pursuant to Section 38 of the Federal Deposit Insurance Act on a fully phased-in basis.

The Bank’s and Bancorp’s capital adequacy ratios as of June 30, 2015 and December 31, 2014 are presented in the following tables. Bancorp's Tier 1 capital includes the subordinated debentures, which are not included at the Bank level. We continued to build capital in 2015 through the accumulation of net income.

Capital Ratios for Bancorp (dollars in thousands; 2015 unaudited)	Actual Ratio		Ratio to Capital Adequacy Purposes
As of June 30, 2015	Amount	Ratio	Amount		Ratio
Total Capital (to risk-weighted assets)	$218,512	14.10%	≥$124,008		≥ 8.0%
Tier 1 Capital (to risk-weighted assets)	$203,455	13.13%	≥$ 93,006		≥ 6.0%
Tier 1 Capital (to average assets)	$203,455	11.07%	≥$ 73,538		≥ 4.0%
Common Equity Tier 1 (to risk-weighted assets)	$198,799	12.82%	≥$ 69,755		≥ 4.5%

As of December 31, 2014
Total Capital (to risk-weighted assets)	$210,067	13.94%	≥ $	120,580	≥ 8.0%
Tier 1 Capital (to risk-weighted assets)	$193,956	12.87%	≥ $	60,290	≥ 4.0%
Tier 1 Capital (to average assets)	$193,956	10.62%	≥ $	73,079	≥ 4.0%

Capital Ratios for the Bank (dollars in thousands; 2015 unaudited)	Actual Ratio		Ratio for Capital Adequacy Purposes			Ratio to be Well Capitalized under Prompt Corrective Action Provisions
As of June 30, 2015	Amount	Ratio	Amount		Ratio	Amount		Ratio
Total Capital (to risk-weighted assets)	$214,059	13.82%	≥$123,953		≥ 8.0%	≥$154,942		≥10.0%
Tier 1 Capital (to risk-weighted assets)	$199,001	12.84%	≥$ 92,965		≥ 6.0%	≥$123,953		≥ 8.0%
Tier 1 Capital (to average assets)	$199,001	10.83%	≥$ 73,513		≥ 4.0%	≥$ 91,891		≥ 5.0%
Common Equity Tier 1 (to risk-weighted assets)	$199,001	12.84%	≥$ 69,724		≥ 4.5%	≥$100,712		≥ 6.5%

As of December 31, 2014
Total Capital (to risk-weighted assets)	$206,465	13.70%	≥ $	120,553	≥ 8.0%	≥ $	150,692	≥ 10.0%
Tier 1 Capital (to risk-weighted assets)	$190,354	12.63%	≥ $	60,277	≥ 4.0%	≥ $	90,415	≥ 6.0%
Tier 1 Capital (to average assets)	$190,354	10.42%	≥ $	73,064	≥ 4.0%	≥ $	91,330	≥ 5.0%

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

Management monitors our liquidity position daily. Our liquid assets totaled $324.2 million at June 30, 2015 which includes unencumbered available-for-sale securities and cash. We attract and retain new deposits, which depends upon the variety and effectiveness of our customer account products, service and convenience, and rates paid to customers; as well as, our financial strength. Any long-term decline in retail deposit funding would adversely impact our liquidity. Management regularly adjusts our investments in liquid assets based upon our assessment of expected loan demand, expected deposit flows, yields available on interest-earning securities and the objectives of our asset/liability management program. In addition, we have secured borrowing capacity through the FHLB and FRBSF that can be drawn upon. Management anticipates our current strong liquidity position and core deposit base will provide adequate liquidity to fund our operations.

As presented in the accompanying unaudited consolidated statements of cash flows, the sources of liquidity vary between periods. Our cash and cash equivalents at June 30, 2015 totaled $117.5 million, an increase of $76.2 million from December 31, 2014. The primary sources of funds during the first six months of 2015 included a net increase in deposits of $78.9 million, $46.1 million in proceeds from sales, pay-downs and maturities of investment securities, $22.8 million in loan principal collections (net of loan originations), and $9.1 million net cash provided by operating activities. The primary uses of funds were $79.1 million in purchases of investment securities and cash dividends paid to common stockholders of $2.6 million.

In addition to cash and cash equivalents, we have substantial additional borrowing capacity including unsecured lines of credit totaling $72.0 million with correspondent banks. Further, we have borrowing capacity with the FRBSF, which totaled $32.8 million at June 30, 2015 and is secured by a certain residential loan portfolio.  As of June 30, 2015, there was no debt outstanding to correspondent banks or the FRBSF. We are also a member of the FHLB and have a line of credit (secured under terms of a blanket collateral agreement by a pledge of essentially all of our unencumbered financial assets) in the amount of $456.5 million, of which $441.2 million was available at June 30, 2015. Borrowings under the line are limited to a certain percentage of eligible collateral. The interest rates on overnight borrowings with both correspondent banks and the FHLB are determined daily and generally approximate the federal funds target rate.

Undisbursed loan commitments, which are not reflected on the consolidated statements of condition, totaled $347.8 million at June 30, 2015. This amount included $185.1 million under commercial lines of credit (these commitments are generally contingent upon customers maintaining specific credit standards), $119.5 million under revolving home equity lines, $28.8 million under undisbursed construction loans, $3.3 million under standby letters of credit, and a remaining $11.1 million under personal and other lines of credit. We have set aside an allowance for losses in the amount of $703 thousand for these commitments as of June 30, 2015, which is recorded in interest payable and other liabilities on the consolidated statements of condition. These commitments, to the extent used, are expected to be funded primarily through the repayment of existing loans, deposit growth and existing balance sheet liquidity. Over the next twelve months, $99.8 million of time deposits will mature. We expect these funds to be replaced with new deposits. Our emphasis on local deposits combined with our well capitalized equity position, provides a very stable funding base.

Since Bancorp is a holding company and does not conduct regular banking operations, its primary source of liquidity is dividends from the Bank. Under the California Financial Code, payment of a dividend from the Bank to Bancorp without advance regulatory approval is restricted to the lesser of the Bank’s retained earnings or the total of the Bank’s undistributed net profits from the previous three fiscal years. The primary uses of funds for Bancorp are shareholder dividends, interest payments on subordinated debentures and ordinary operating expenses.  Bancorp held $3.8 million of cash at June 30, 2015. Bancorp obtained a dividend distribution from the Bank in the amount of $3.5 million in

Page-49

January of 2015. These funds are deemed sufficient to cover Bancorp's operational needs and cash dividends to shareholders through the end of 2015. Management anticipates that there will be sufficient earnings at the Bank level to provide dividends to Bancorp to meet its funding requirements for the foreseeable future.

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

Since 2008, there have been no changes in the federal funds target rate which has been kept at an historic low level of 0-0.25%. The Bank currently has low interest rate risk and is asset sensitive (net interest margin positioned to increase if rates go up). If market rates rise, we expect net interest income to increase as adjustable rate loans at their interest rate floors start to float again as they reprice.

Based on our most recent simulation, net interest income is positioned to increase by approximately 5.3% in year one given an immediate 200 basis point increase in interest rates. For modeling purposes, the likelihood of a decrease in interest rates beyond 25 basis points as of June 30, 2015 was considered to be remote given prevailing low interest rate levels. The interest rate risk is within policy guidelines established by ALCO and the Board of Directors.

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

ITEM 2       Unregistered Sales of Equity Securities and Use of Proceeds

We did not have any unregistered sales or repurchases of our equity securities during the three months ended June 30, 2015.

ITEM 3       Defaults Upon Senior Securities

None.

ITEM 4      Mine Safety Disclosures

Not applicable.

ITEM 5      Other Information

None.

Page-51

ITEM 6       Exhibits

The following exhibits are filed as part of this report or hereby incorporated by references to filings previously made with the SEC.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
2.01	Modified Whole Bank Purchase and Assumption Agreement dated February 18, 2011 among Federal Deposit Insurance Corporation, Receiver of Charter Oak Bank, Napa, California, Federal Deposit Insurance Corporation, and Bank of Marin	8-K	001-33572	99.2	February 28, 2011
2.02	Agreement and Plan of Merger with NorCal Community Bancorp, dated July 1, 2013	8-K	001-33572	2.1	July 5, 2013
3.01	Articles of Incorporation, as amended	10-Q	001-33572	3.01	November 7, 2007
3.02	Bylaws	10-Q	001-33572	3.02	May 9, 2011
3.02a	Bylaw Amendment	8-K	001-33572	3.03	July 6, 2015
4.01	Rights Agreement dated as of July 2, 2007	8-A12B	001-33572	4.1	July 2, 2007
4.02	Form of Warrant for Purchase of Shares of Common Stock, as amended	POS AM S-3	333-156782	4.4	December 20, 2011
10.01	2007 Employee Stock Purchase Plan	S-8	333-144810	4.1	July 24, 2007
10.02	1989 Stock Option Plan	S-8	333-144807	4.1	July 24, 2007
10.03	1999 Stock Option Plan	S-8	333-144808	4.1	July 24, 2007
10.04	2007 Equity Plan	S-8	333-144809	4.1	July 24, 2007
10.05	2010 Director Stock Plan	S-8	333-167639	4.1	June 21, 2010
10.06	Form of Indemnification Agreement for Directors and Executive Officers dated August 9, 2007	10-Q	001-33572	10.06	November 7, 2007
10.07	Form of Employment Agreement dated January 23, 2009	8-K	001-33572	10.1	January 26, 2009
10.08	Intentionally left blank
10.09	2010 Annual Individual Incentive Compensation Plan	8-K	001-33572	99.1	October 21, 2010
10.10a	Salary Continuation Agreements with executive officers, Russell Colombo, Chief Executive Officer and Peter Pelham, Director of Retail Banking, dated January 1, 2011	8-K	001-33572	10.1 10.4	January 6, 2011
10.10b	Salary Continuation Agreements with executive officers, Tani Girton, Chief Financial Officer, dated October 18, 2013 and Elizabeth Reizman, Chief Credit Officer, dated July 20, 2014	8-K	001-33572	10.2 10.3	November 4, 2014
10.10c	Salary Continuation Agreements for executive officer Timothy Myers, Executive Vice President and Commercial Banking Manager, dated May 28, 2015	8-K	001-33572	10.4	June 2, 2015
10.11	2007 Form of Change in Control Agreement	8-K	001-33572	10.1	October 31, 2007
10.12	Information Technology Services Agreement with Fidelity Information Services, LLC, dated July 11, 2012	8-K	001-33572	10.1	July 17, 2012

11.01	Earnings Per Share Computation - included in Note 1 to the Consolidated Financial Statements					Filed
14.02	Code of Ethical Conduct, dated October 17, 2014	10-K	001-33572	14.02	March 12, 2015
31.01	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					Filed
31.02	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					Filed
32.01	Certification pursuant to 18 U.S.C. §1350 as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002					Filed
101.01*	XBRL Interactive Data File					Furnished

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

Bank of Marin Bancorp
(registrant)

August 7, 2015	/s/ Russell A. Colombo
Date	Russell A. Colombo
President &
Chief Executive Officer
(Principal Executive Officer)

August 7, 2015	/s/ Tani Girton
Date	Tani Girton
Executive Vice President &
Chief Financial Officer
(Principal Financial Officer)

August 7, 2015	/s/ Cecilia Situ
Date	Cecilia Situ
First Vice President &
Manager of Finance & Treasury
(Principal Accounting Officer)

Page-54