Form 10-Q
period 2015-09-30
Bank of Marin Bancorp
filed 2015-11-09
CIK 1403475

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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
Yes   ☐     No  ☒

As of October 31, 2015, there were 6,062,407 shares of common stock outstanding.

Page-2

PART I       FINANCIAL INFORMATION

ITEM 1.  Financial Statements

BANK OF MARIN BANCORP CONSOLIDATED STATEMENTS OF CONDITION at September 30, 2015 and December 31, 2014

(in thousands, except share data; unaudited)	September 30, 2015	December 31, 2014
Assets
Cash and due from banks	$35,315	$41,367
Investment securities
Held-to-maturity, at amortized cost	86,471	116,437
Available-for-sale, at fair value (amortized cost $331,024 and $199,045 at September 30, 2015 and December 31, 2014, respectively)	333,856	200,848
Total investment securities	420,327	317,285
Loans, net of allowance for loan losses of $14,457 and $15,099 at September 30, 2015 and December 31, 2014, respectively	1,348,743	1,348,252
Bank premises and equipment, net	9,537	9,859
Goodwill	6,436	6,436
Core deposit intangible	3,268	3,732
Interest receivable and other assets	59,168	60,199
Total assets	$1,882,794	$1,787,130

Liabilities and Stockholders' Equity
Liabilities
Deposits
Non-interest-bearing	$752,336	$670,890
Interest-bearing
Transaction accounts	95,522	93,758
Savings accounts	136,021	133,714
Money market accounts	495,642	503,543
Time accounts	155,961	149,714
Total deposits	1,635,482	1,551,619
Federal Home Loan Bank ("FHLB") borrowings	15,000	15,000
Subordinated debentures	5,343	5,185
Interest payable and other liabilities	15,015	15,300
Total liabilities	1,670,840	1,587,104

Stockholders' Equity
Preferred stock, no par value Authorized - 5,000,000 shares, none issued	—	—
Common stock, no par value Authorized - 15,000,000 shares; Issued and outstanding - 6,060,744 and 5,939,482 at September 30, 2015 and December 31, 2014, respectively	84,272	82,436
Retained earnings	126,082	116,502
Accumulated other comprehensive income, net	1,600	1,088
Total stockholders' equity	211,954	200,026
Total liabilities and stockholders' equity	$1,882,794	$1,787,130

The accompanying notes are an integral part of these consolidated financial statements (unaudited).

Page-3

BANK OF MARIN BANCORP CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three months ended		Nine months ended
(in thousands, except per share amounts; unaudited)	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Interest income
Interest and fees on loans	$15,498	$16,195	$46,164	$48,877
Interest on investment securities
Securities of U.S. government agencies	1,223	1,126	3,248	3,551
Obligations of state and political subdivisions	527	496	1,578	1,737
Corporate debt securities and other	162	254	546	778
Interest on Federal funds sold and due from banks	35	37	107	125
Total interest income	17,445	18,108	51,643	55,068
Interest expense
Interest on interest-bearing transaction accounts	28	25	88	74
Interest on savings accounts	12	12	37	34
Interest on money market accounts	125	126	375	415
Interest on time accounts	212	229	649	695
Interest on FHLB and overnight borrowings	80	79	236	235
Interest on subordinated debentures	105	106	314	316
Total interest expense	562	577	1,699	1,769
Net interest income	16,883	17,531	49,944	53,299
Provision for loan losses	—	—	—	750
Net interest income after provision for loan losses	16,883	17,531	49,944	52,549
Non-interest income
Service charges on deposit accounts	489	552	1,518	1,636
Wealth Management and Trust Services	568	567	1,809	1,744
Debit card interchange fees	372	375	1,087	1,035
Merchant interchange fees	171	224	430	629
Earnings on bank-owned life insurance	204	208	610	632
Dividends on FHLB stock	209	149	817	409
Gain on sale of securities	72	4	80	93
Other income	213	222	744	707
Total non-interest income	2,298	2,301	7,095	6,885
Non-interest expense
Salaries and related benefits	6,300	6,108	19,762	19,270
Occupancy and equipment	1,346	1,381	4,181	4,044
Depreciation and amortization	441	383	1,512	1,202
Federal Deposit Insurance Corporation insurance	250	261	739	780
Data processing	835	748	2,413	2,856
Professional services	493	537	1,572	1,577
Directors' expense	182	153	620	466
Information technology	186	180	554	517
Provision for (reversal of) losses on off-balance sheet commitments	324	13	14	(2)
Other expense	1,281	1,586	4,447	4,940
Total non-interest expense	11,638	11,350	35,814	35,650
Income before provision for income taxes	7,543	8,482	21,225	23,784
Provision for income taxes	2,770	3,104	7,709	8,705
Net income	$4,773	$5,378	$13,516	$15,079
Net income per common share:
Basic	$0.80	$0.91	$2.27	$2.56
Diluted	$0.79	$0.89	$2.23	$2.51
Weighted average shares used to compute net income per common share:
Basic	5,963	5,903	5,943	5,887
Diluted	6,067	6,014	6,059	5,996
Dividends declared per common share	$0.22	$0.20	$0.66	$0.58
Comprehensive income:
Net income	$4,773	$5,378	$13,516	$15,079
Other comprehensive income
Change in net unrealized gain (loss) on available-for-sale securities	1,523	(344)	1,037	2,047
Reclassification adjustment for loss (gain) on available-for-sale securities included in net income	—	4	(8)	19
Net change in unrealized gain (loss) on available-for-sale securities, before tax	1,523	(340)	1,029	2,066
Deferred tax expense (benefit)	654	(141)	517	828
Other comprehensive income (loss), net of tax	869	(199)	512	1,238
Comprehensive income	$5,642	$5,179	$14,028	$16,317
The accompanying notes are an integral part of these consolidated financial statements (unaudited).

Page-4

BANK OF MARIN BANCORP CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
for the year ended December 31, 2014 and the nine months ended September 30, 2015

(in thousands, except share data; unaudited)	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Taxes	Total
	Shares	Amount
Balance at December 31, 2013	5,877,524	$80,095	$101,464	$(672)	$180,887
Net income	—	—	19,771	—	19,771
Other comprehensive income	—	—	—	1,760	1,760
Stock options exercised	49,415	1,452	—	—	1,452
Excess tax benefit - stock-based compensation	—	172	—	—	172
Stock issued under employee stock purchase plan	521	23	—	—	23
Restricted stock granted	8,523	—	—	—	—
Restricted stock forfeited / cancelled	(2,067)	—	—	—	—
Stock-based compensation - stock options	—	200	—	—	200
Stock-based compensation - restricted stock	—	246	—	—	246
Cash dividends paid on common stock	—	—	(4,733)	—	(4,733)
Stock purchased by directors under director stock plan	260	12	—	—	12
Stock issued in payment of director fees	5,306	236	—	—	236
Balance at December 31, 2014	5,939,482	$82,436	$116,502	$1,088	$200,026
Net income	—	—	13,516	—	13,516
Other comprehensive income	—	—	—	512	512
Stock options exercised	29,358	888	—	—	888
Excess tax benefit - stock-based compensation	—	172	—	—	172
Stock issued under employee stock purchase plan	253	12	—	—	12
Restricted stock granted	15,970	—	—	—	—
Restricted stock forfeited / cancelled	(450)	—	—	—	—
Stock-based compensation - stock options	—	192	—	—	192
Stock-based compensation - restricted stock	—	285	—	—	285
Cash dividends paid on common stock	—	—	(3,936)	—	(3,936)
Stock purchased by directors under director stock plan	245	12	—	—	12
Stock issued in payment of director fees	5,295	275	—	—	275
Stock issued from exercise of warrants	70,591	—	—	—	—
Balance at September 30, 2015	6,060,744	$84,272	$126,082	$1,600	$211,954

The accompanying notes are an integral part of these consolidated financial statements (unaudited).

Page-5

BANK OF MARIN BANCORP CONSOLIDATED STATEMENTS OF CASH FLOWS
for the nine months ended September 30, 2015 and 2014

(in thousands; unaudited)	September 30, 2015	September 30, 2014
Cash Flows from Operating Activities:
Net income	$13,516	$15,079
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	—	750
Provision for (reversal of) losses on off-balance sheet commitments	14	(2)
Compensation expense - common stock for director fees	207	170
Stock-based compensation expense	477	336
Excess tax benefits from exercised stock options	(150)	(104)
Amortization of core deposit intangible	464	578
Amortization of investment security premiums, net of accretion of discounts	2,038	1,982
Accretion of discount on acquired loans	(1,569)	(3,311)
Accretion of discount on subordinated debentures	158	162
Net amortization of deferred loan origination costs/fees	(374)	(382)
Write-down of other real estate owned	40	—
Gain on sale of investment securities	(80)	(93)
Depreciation and amortization	1,512	1,202
Loss on disposal of premises and equipment	4	—
Earnings on bank-owned life insurance policies	(610)	(632)
Net change in operating assets and liabilities:
Interest receivable	303	122
Interest payable	(13)	(44)
Deferred rent and other rent-related expenses	42	165
Other assets	1,930	(44)
Other liabilities	(819)	(1,847)
Total adjustments	3,574	(992)
Net cash provided by operating activities	17,090	14,087
Cash Flows from Investing Activities:
Purchase of held-to-maturity securities	(2,375)	—
Purchase of available-for-sale securities	(189,755)	(16,353)
Proceeds from sale of available-for-sale securities	1,559	2,435
Proceeds from sale of held-to-maturity securities	1,015	2,146
Proceeds from paydowns/maturity of held-to-maturity securities	30,529	14,738
Proceeds from paydowns/maturity of available-for-sale securities	54,966	33,320
Proceeds from the sale of loan	1,502	—
Loans originated and principal collected, net	403	(88,028)
Purchase of FHLB stock	(136)	(492)
Purchase of premises and equipment	(1,194)	(1,369)
Cash paid for low income housing tax credit investment	(645)	(208)
Net cash used in investing activities	(104,131)	(53,811)
Cash Flows from Financing Activities:
Net increase (decrease) in deposits	83,863	(15,478)
Proceeds from stock options exercised	888	1,146
Proceeds from stock issued under employee and director stock purchase plans	24	31
Cash dividends paid on common stock	(3,936)	(3,428)
Excess tax benefits from exercised stock options	150	104
Net cash provided by (used in) financing activities	80,989	(17,625)
Net decrease in cash and cash equivalents	(6,052)	(57,349)
Cash and cash equivalents at beginning of period	41,367	103,773
Cash and cash equivalents at end of period	$35,315	$46,424
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,554	$1,660
Cash paid for income taxes	$6,603	$6,940
Supplemental disclosure of non-cash investing and financing activities:
Change in unrealized gain on available-for-sale securities	$(1,029)	$(2,066)
Securities transferred from available-for-sale to held-to-maturity	$—	$14,297
Transfer of loan to loans held-for-sale at fair value	$1,502	$—
Subscription in low income housing tax credit investment	$1,023	$1,000
Stock issued in payment of director fees	$275	$236

The accompanying notes are an integral part of these consolidated financial statements (unaudited).

Page-6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

In connection with the acquisition of NorCal Community Bancorp ("NorCal") (the "Acquisition"), Bancorp assumed ownership of Norcal Community Bancorp Trusts I and II (the "Trusts"). Bancorp is not considered the primary beneficiary of the Trusts (variable interest entities), therefore the Trusts are not consolidated in our consolidated financial statements, but rather the subordinated debentures due to the Trusts are shown as liabilities on our consolidated statements of condition (see Note 6). Bancorp's investment in the common stock of the Trusts is accounted for under the equity method and is included in interest receivable and other assets on the consolidated statements of condition.

The following table shows: 1) weighted average basic shares, 2) potentially dilutive weighted average common shares related to stock options, unvested restricted stock awards and stock warrant, and 3) weighted average diluted shares. Basic earnings per share (“EPS”) are calculated by dividing net income by the weighted average number of common shares outstanding during each period, excluding unvested restricted stock awards. Diluted EPS are calculated using the weighted average number of potentially dilutive common shares, which is based on average market prices during the three months of the reporting period, under the treasury stock method. The number of potentially dilutive common shares included in year-to-date diluted EPS is a year-to-date weighted average of potentially dilutive common shares included in each quarterly diluted EPS computation. We have two forms of outstanding stock: common stock and unvested restricted stock awards. Holders of unvested restricted stock awards receive non-forfeitable dividends at the same rate as common shareholders and they both share equally in undistributed earnings. Therefore, under the two-class method, the difference in EPS is not significant for these participating securities.

Page-7

	Three months ended		Nine months ended
(in thousands, except per share data)	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Weighted average basic shares outstanding	5,963	5,903	5,943	5,887
Add: Potentially dilutive common shares related to stock options	35	41	41	42
Potentially dilutive common shares related to unvested restricted stock	5	4	5	4
Potentially dilutive common shares related to the warrant	64	66	70	63
Weighted average diluted shares outstanding	6,067	6,014	6,059	5,996

Net income	$4,773	$5,378	$13,516	$15,079
Basic EPS	$0.80	$0.91	$2.27	$2.56
Diluted EPS	$0.79	$0.89	$2.23	$2.51

Weighted average anti-dilutive shares not included in the calculation of diluted EPS	42	51	35	48

Page-8

Note 2: Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606). The ASU is a converged standard involving FASB and International Financial Reporting Standards that provides a single comprehensive revenue recognition model for all contracts with customers across transactions and industries. The core principal of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount and at a time that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606) Deferral of the Effective Date which institutes a one-year deferral of the effective date of this amendment to annual reporting periods beginning after December 15, 2017. We are currently evaluating the provisions of this ASU and will be monitoring developments and additional guidance to determine the potential impact the new standard will have on our financial condition and results of operations.

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

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805) Simplifying the Accounting for Measurement-Period Adjustments. The amendments in this ASU require that an acquirer recognize adjustments to estimated amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. Prior to the amendments, an acquirer was required to retrospectively adjust the provisional amounts recognized at the acquisition date with a corresponding adjustment to goodwill. ASU 2015-16 is effective for public business entities for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. We do not expect this ASU to have a material impact on our financial condition or results of operations.

Page-9

Note 3:  Fair Value of Assets and Liabilities

Fair Value Hierarchy and Fair Value Measurement

We group our assets and liabilities that are measured at fair value into three levels within the fair value hierarchy, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:

Level 1: Valuations are based on unadjusted quoted prices in active markets for identical assets or liabilities.

Level 2: Valuations are based on quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-based valuations for which all significant assumptions are observable or can be corroborated by observable market data.

Level 3: Valuations are based on unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Values are determined using pricing models and discounted cash flow models and may include significant Management judgment and estimation.

Transfers between levels of the fair value hierarchy are recognized through our monthly and/or quarterly valuation process in the reporting period during which the event or circumstances that caused the transfer occurred.

Page-10

The following table summarizes our assets and liabilities that were required to be recorded at fair value on a recurring basis.

(in thousands) Description of Financial Instruments	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At September 30, 2015:
Securities available-for-sale:
Mortgage-backed securities and collateralized mortgage obligations issued by U.S. government-sponsored agencies	$171,417	$—	$169,677	$1,740
Debentures of government-sponsored agencies	$102,165	$—	$102,165	$—
Privately-issued collateralized mortgage obligations	$4,891	$—	$4,891	$—
Obligations of state and political subdivisions	$50,377	$—	$50,377	$—
Corporate bonds	$5,006	$—	5,006	$—
Derivative financial liabilities (interest rate contracts)	$2,328	$—	$2,328	$—
At December 31, 2014:
Securities available-for-sale:
Mortgage-backed securities and collateralized mortgage obligations issued by U.S. government-sponsored agencies	$158,119	$—	$155,421	$2,698
Debentures of government-sponsored agencies	$14,557	$—	$14,557	$—
Privately-issued collateralized mortgage obligations	$7,294	$—	$7,294	$—
Obligations of state and political subdivisions	$15,880	$—	$15,771	$—
Corporate bonds	$4,998	$—	$5,437	$—
Derivative financial assets (interest rate contracts)	$61	$—	$61	$—
Derivative financial liabilities (interest rate contracts)	$1,996	$—	$1,996	$—

Securities available-for-sale are recorded at fair value on a recurring basis. When available, quoted market prices (Level 1) are used to determine the fair value of securities available-for-sale. If quoted market prices are not available, we obtain pricing information from a reputable third-party service provider, who may utilize valuation techniques that use current market-based or independently sourced parameters, such as bid/ask prices, dealer-quoted prices, interest rates, benchmark yield curves, prepayment speeds, probability of default, loss severity and credit spreads (Level 2).   Level 2 securities include obligations of state and political subdivisions, U.S. agencies or government sponsored agencies' debt securities, mortgage-backed securities, government agency-issued and privately-issued collateralized mortgage obligations. As of September 30, 2015 and December 31, 2014, there were no securities that were considered Level 1 securities. As of September 30, 2015, we had one available-for-sale security that was considered a Level 3 security. The security is a U.S. government agency obligation collateralized by a small pool of business equipment loans guaranteed by the Small Business Administration program. This security is not actively traded and is owned only by a few investors. The significant unobservable data that is reflected in the fair value measurement include dealer quotes, projected prepayment speeds/average life and credit information, among other things. It was transferred to a Level 3 security during the second quarter of 2014. The decrease in unrealized gain during the first nine months of 2015 was $8 thousand.

Securities held-to-maturity may be written down to fair value (determined using the same techniques discussed above for securities available-for-sale) as a result of an other-than-temporary impairment, if any.

On a recurring basis, derivative financial instruments are recorded at fair value, which is based on the income approach using observable Level 2 market inputs, reflecting market expectations of future interest rates as of the measurement

Page-11

date.  Standard valuation techniques are used to calculate the present value of the future expected cash flows assuming an orderly transaction.  Valuation adjustments may be made to reflect both our own credit risk and the counterparties’ credit risk in determining the fair value of the derivatives. Level 2 inputs for the valuations are limited to observable market prices for London Interbank Offered Rate ("LIBOR") and Overnight Index Swap ("OIS") rates (for the very short term), quoted prices for LIBOR futures contracts, observable market prices for LIBOR and OIS swap rates, and one-month and three-month LIBOR basis spreads at commonly quoted intervals.  Mid-market pricing of the inputs is used as a practical expedient in the fair value measurements.  We project spot rates at reset days specified by each swap contract to determine future cash flows, then discount to present value using either LIBOR or OIS curves depending on the collateral posted as of the measurement date.  When the value of any collateral placed with counterparties is less than the interest rate derivative liability, a credit valuation adjustment ("CVA") is applied to reflect the credit risk we pose to counterparties.  We have used the spread between the Standard & Poor's BBB rated U.S. Bank Composite rate and LIBOR for the closest maturity term corresponding to the duration of the swaps to derive the CVA. A similar credit risk adjustment, correlated to the credit standing of the counterparty, is made when collateral posted by the counterparty does not fully cover their liability to Bank of Marin.

Certain financial assets may be measured at fair value on a non-recurring basis. These assets are subject to fair value adjustments that result from the application of the lower of cost or fair value accounting or write-downs of individual assets, such as impaired loans and other real estate owned ("OREO").

The following table presents the carrying value of assets and liabilities measured at fair value on a non-recurring basis and that were held in the consolidated statements of condition at each respective period end, by level within the fair value hierarchy as of September 30, 2015 and December 31, 2014. Impaired loans are only included in the following table when they are collateral dependent and the recorded investments of these loans are at the net realizable value of the collateral based on an impairment analysis.

(in thousands)	Carrying Value[1]	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At September 30, 2015:
Other real estate	$421	$—	$—	$421
At December 31, 2014:
Impaired loans:
Installment and other consumer [1]	$77	$—	$—	$77
Other real estate	$461	$—	$—	$461

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

When a loan is identified as impaired, it is reported at the lower of cost or fair value, measured based on the loan's observable market price (Level 1) or the current net realizable value of the underlying collateral securing the loan, if the loan is collateral dependent (Level 3).  Net realizable value of the underlying collateral is the fair value of the collateral less estimated selling costs and any prior liens. Appraisals, recent comparable sales, offers and listing prices are factored in when valuing the collateral. We review and verify the qualifications and licenses of  the certified general appraisers used for appraising commercial properties or certified residential appraisers for residential properties. Real estate appraisals may utilize a combination of approaches including replacement cost, sales comparison and the income approach. Comparable sales and income data are analyzed by the appraisers and adjusted to reflect differences between them and the subject property such as property type, leasing status and physical condition. When appraisals are received, Management reviews the assumptions and methodology utilized in the appraisal, as well as the overall resulting value in conjunction with independent data sources such as recent market data and industry-wide statistics. We generally use a 6% discount for selling costs which is applied to all properties, regardless of size. Appraised values may be adjusted to reflect changes in market conditions that have occurred subsequent to the appraisal date, or for revised estimates regarding the timing or cost of the property sale. These adjustments are based on qualitative judgments made by Management on a case-by-case basis and are generally unobservable valuation inputs as they are specific to the underlying collateral. There have been no significant changes in the valuation techniques during the nine months ended September 30, 2015.

Page-12

OREO represents collateral acquired through foreclosure and is initially recorded at fair value as established by a current appraisal, adjusted for disposition costs. Subsequently, OREO is measured at lower of cost or fair value. OREO values are reviewed on an ongoing basis and any subsequent decline in fair value is recorded as a foreclosed asset expense in the current period. The value of OREO is determined based on independent appraisals, similar to the process used for impaired loans, discussed above, and is classified as Level 3. All OREO was acquired from Bank of Alameda as part of the Acquisition. There was a $40 thousand decline in the estimated fair value of the OREO during the first nine months ended September 30, 2015 recorded in other non-interest expense.

 Disclosures about Fair Value of Financial Instruments

The table below is a summary of fair value estimates for financial instruments as of September 30, 2015 and December 31, 2014, excluding financial instruments recorded at fair value on a recurring basis (summarized in the first table in this note). The carrying amounts in the following table are recorded in the consolidated statements of condition under the indicated captions. We have excluded non-financial assets and non-financial liabilities defined by the Codification (ASC 820-10-15-1A), such as Bank premises and equipment, deferred taxes and other liabilities.  In addition, we have not disclosed the fair value of financial instruments specifically excluded from disclosure requirements of the Financial Instruments Topic of the Codification (ASC 825-10-50-8), such as Bank-owned life insurance policies.

	September 30, 2015			December 31, 2014
(in thousands)	Carrying Amounts	Fair Value	Fair Value Hierarchy	Carrying Amounts	Fair Value	Fair Value Hierarchy
Financial assets
Cash and cash equivalents	$35,315	$35,315	Level 1	$41,367	$41,367	Level 1
Investment securities held-to-maturity	86,471	88,104	Level 2	116,437	118,643	Level 2
Loans, net	1,348,743	1,364,940	Level 3	1,348,252	1,361,244	Level 3
Interest receivable	5,606	5,606	Level 2	5,909	5,909	Level 2
Financial liabilities
Deposits	1,635,482	1,636,088	Level 2	1,551,619	1,552,446	Level 2
Federal Home Loan Bank borrowings	15,000	15,437	Level 2	15,000	15,484	Level 2
Subordinated debentures	5,343	5,178	Level 3	5,185	5,290	Level 3
Interest payable	200	200	Level 2	213	213	Level 2

Following is a description of methods and assumptions used to estimate the fair value of each class of financial instrument not recorded at fair value but required for disclosure purposes:

Cash and Cash Equivalents - The carrying amounts of cash and cash equivalents approximate their fair value because of the short-term nature of these instruments.

Held-to-maturity Securities - Held-to-maturity securities, which generally consist of mortgage-backed securities, obligations of state and political subdivisions and corporate bonds, are recorded at their amortized cost. The fair value for disclosure purposes is determined using methodologies similar to those described above for available-for-sale securities using Level 2 inputs. If Level 2 inputs are not available, we may utilize pricing models that incorporate unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities (Level 3).  As of September 30, 2015 and December 31, 2014, we did not hold any held-to-maturity securities whose fair value was measured using significant unobservable inputs.

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

Page-13

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

Subordinated Debentures - As part of the Acquisition, we assumed two subordinated debentures from NorCal. See Note 6 for further information. The fair values of the subordinated debentures were estimated by discounting the future cash flows (interest payment at a rate of three-month LIBOR plus 3.05% and 1.40%) to their present values using current market rates at which similar debt securities would be issued with similar credit ratings as ours and similar remaining maturities. Each interest payment was discounted at the spot rate for the corresponding term, determined based on the yields and terms of comparable trust preferred securities, plus a liquidity premium. In July 2010, the Dodd-Frank Act was signed into law and limits the ability of certain bank holding companies to treat trust preferred security debt issuances as Tier 1 capital. This law effectively closed the trust-preferred securities markets for new issuances and led to the absence of observable or comparable transactions in the market place. Due to the use of unobservable inputs of trust preferred securities, we consider the fair value to be a Level 3 measurement.

Commitments - The value of unrecognized financial instruments is estimated based on the fee income associated with the commitments which, in the absence of credit exposure, is considered to approximate their settlement value. The fair value of commitment fees was not material at September 30, 2015 and December 31, 2014.

Page-14

Note 4:  Investment Securities

Our investment securities portfolio consists of obligations of state and political subdivisions, corporate bonds, U.S. government agency securities, including mortgage-backed securities (“MBS”) and collateralized mortgage obligations (“CMOs”) issued or guaranteed by Federal National Mortgage Association ("FNMA"), Federal Home Loan Mortgage Corporation ("FHLMC"), or Government National Mortgage Association ("GNMA"), debentures issued by government-sponsored agencies such as FNMA, Federal Farm Credit Bureau, FHLB and FHLMC, as well as privately issued CMOs, as reflected in the table below:

	September 30, 2015				December 31, 2014
	Amortized	Fair	Gross Unrealized		Amortized	Fair	Gross Unrealized
(in thousands)	Cost	Value	Gains	(Losses)	Cost	Value	Gains	(Losses)
Held-to-maturity
Obligations of state and political subdivisions	$50,570	$51,867	$1,302	$(5)	$63,425	$65,121	$1,736	$(40)
Corporate bonds	23,578	23,662	87	(3)	40,257	40,448	216	(25)
MBS pass-through securities issued by FHLMC and FNMA	12,323	12,575	259	(7)	12,755	13,074	319	—
Total held-to-maturity	86,471	88,104	1,648	(15)	116,437	118,643	2,271	(65)

Available-for-sale
Securities of U.S. government agencies:
MBS pass-through securities issued by FHLMC and FNMA	116,513	117,963	1,488	(38)	92,963	94,214	1,262	(11)
CMOs issued by FNMA	16,211	16,385	208	(34)	14,771	14,790	77	(58)
CMOs issued by FHLMC	24,645	24,869	239	(15)	31,238	31,260	109	(87)
CMOs issued by GNMA	11,951	12,200	254	(5)	17,573	17,855	298	(16)
Debentures of government- sponsored agencies	101,987	102,165	229	(51)	14,694	14,557	95	(232)
Privately issued CMOs	4,700	4,891	193	(2)	7,137	7,294	172	(15)
Obligations of state and political subdivisions	50,073	50,377	345	(41)	15,733	15,880	155	(8)
Corporate bonds	4,944	5,006	62	—	4,936	4,998	66	(4)
Total available-for-sale	331,024	333,856	3,018	(186)	199,045	200,848	2,234	(431)

Total investment securities	$417,495	$421,960	$4,666	$(201)	$315,482	$319,491	$4,505	$(496)

The amortized cost and fair value of investment debt securities by contractual maturity at September 30, 2015 are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2015				December 31, 2014
	Held-to-Maturity		Available-for-Sale		Held-to-Maturity		Available-for-Sale
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$34,325	$34,459	$11,955	$12,019	$39,778	$39,913	$2,378	$2,388
After one year but within five years	31,072	31,821	127,221	127,607	50,983	51,953	43,866	43,919
After five years through ten years	9,876	10,352	51,686	51,885	11,679	12,426	9,644	9,749
After ten years	11,198	11,472	140,162	142,345	13,997	14,351	143,157	144,792
Total	$86,471	$88,104	$331,024	$333,856	$116,437	$118,643	$199,045	$200,848

Page-15

Sales of investment securities and gross realized gains and losses are shown in the following table. The sales of the held-to-maturity securities were due to evidence of significant deterioration of the issuers' creditworthiness since purchase.

	Three months ended		Nine months ended
(in thousands)	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Available-for-sale:
Sales proceeds	$—	$413	$1,559	$2,435
Gross realized gains	$—	$4	$8	$4
Gross realized (losses)	$—	$—	$—	$(15)
Held-to-maturity:
Sales proceeds	$1,015	$—	$1,015	$2,146
Gross realized gains	$72	$—	$72	$104
Gross realized (losses)	$—	$—	$—	$—

Investment securities carried at $66.0 million and $74.7 million at September 30, 2015 and December 31, 2014, respectively, were pledged to the State of California: $65.2 million and $73.8 million to secure public deposits in compliance with the Local Agency Security Program at September 30, 2015 and December 31, 2014, respectively, and $844 thousand and $856 thousand to provide collateral for trust deposits at September 30, 2015 and December 31, 2014, respectively. In addition, investment securities carried at $1.1 million were pledged to collateralize a Wealth Management and Trust Services (“WMTS”) checking account at both September 30, 2015 and December 31, 2014.

Other-Than-Temporarily Impaired Debt Securities

We have evaluated the credit of our investment securities and their issuers and/or insurers. Based on our evaluation, Management has determined that no investment security in our investment portfolio is other-than-temporarily impaired as of September 30, 2015. We do not have the intent, and it is more likely than not that we will not have to sell securities temporarily impaired at September 30, 2015 before recovery of the cost basis.

Twenty-nine and twenty-eight investment securities were in unrealized loss positions at September 30, 2015 and December 31, 2014, respectively. Those securities are summarized and classified according to the duration of the loss period in the table below:

Page-16

September 30, 2015	< 12 continuous months		≥ 12 continuous months		Total securities in a loss position
(in thousands)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
Held-to-maturity
Obligations of state & political subdivisions	$2,751	$(5)	$—	$—	$2,751	$(5)
Corporate bonds	5,540	(3)	—	—	5,540	(3)
MBS pass-through securities issued by FHLMC and FNMA	2,344	(7)	—	—	2,344	(7)
Total held-to-maturity	10,635	(15)	—	—	10,635	(15)
Available-for-sale
MBS pass-through securities issued by FHLMC and FNMA	21,640	(38)	—	—	21,640	(38)
CMOs issued by FNMA	—	—	3,428	(34)	3,428	(34)
CMOs issued by FHLMC	—	—	2,089	(15)	2,089	(15)
CMOs issued by GNMA	2,570	(5)	—	—	2,570	(5)
Debentures of government- sponsored agencies	—	—	9,949	(51)	9,949	(51)
Privately issued CMOs	—	—	379	(2)	379	(2)
Obligations of state & political subdivisions	9,867	(39)	582	(2)	10,449	(41)
Total available-for-sale	34,077	(82)	16,427	(104)	50,504	(186)
Total temporarily impaired securities	$44,712	$(97)	$16,427	$(104)	$61,139	$(201)

Page-17

December 31, 2014	< 12 continuous months		≥ 12 continuous months		Total securities in a loss position
(dollars in thousands)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
Held-to-maturity
Obligations of state & political subdivisions	$5,830	$(27)	$359	$(13)	$6,189	$(40)
Corporate bonds	3,009	(1)	3,533	(24)	6,542	(25)
Total held-to-maturity	8,839	(28)	3,892	(37)	12,731	(65)
Available-for-sale
MBS pass-through securities issued by FHLMC and FNMA	1,960	(11)	—	—	1,960	(11)
CMOs issued by FNMA	—	—	4,115	(58)	4,115	(58)
CMOs issued by FHLMC	17,157	(44)	2,291	(43)	19,448	(87)
CMOs issued by GNMA	3,262	(16)	—	—	3,262	(16)
Debentures of government- sponsored agencies	494	(1)	9,769	(231)	10,263	(232)
Privately issued CMOs	817	(15)	—	—	817	(15)
Obligations of state & political subdivisions	2,695	(3)	1,112	(5)	3,807	(8)
Corporate bonds	1,002	(1)	990	(3)	1,992	(4)
Total available-for-sale	27,387	(91)	18,277	(340)	45,664	(431)
Total temporarily impaired securities	$36,226	$(119)	$22,169	$(377)	$58,395	$(496)

As of September 30, 2015, there were six investment positions that had been in a continuous loss position for twelve months or more. These securities consisted of government-sponsored agency debentures, obligations of U.S. state and political subdivisions, and CMOs. We have evaluated each of the bonds and believe that the decline in fair value is primarily driven by factors other than credit. It is probable that we will be able to collect all amounts due according to the contractual terms and no other-than-temporary impairment exists on these securities. The government-sponsored agency debentures and CMOs issued by FNMA and FHLMC are supported by the U.S. Federal Government to protect us from credit losses. The obligations of state and political subdivisions were deemed creditworthy based on our review of the issuers' recent financial information and their insurers, if any. Based upon our assessment of the credit fundamentals and the credit enhancements, we concluded that these securities were not other-than-temporarily impaired at September 30, 2015.

Twenty-three investment securities in our portfolio were in a temporary loss position for less than twelve months as of September 30, 2015. They consisted of U.S. agency CMO and MBS pass-through securities, obligations of U.S. state and political subdivisions, and corporate bonds. We determine that the strength of GNMA through the U.S. Federal Government guarantee is sufficient to protect us from credit losses. Other temporarily impaired securities are deemed creditworthy after internal analysis. Additionally, all are rated as investment grade by at least one major rating agency. As a result of this impairment analysis, we have concluded that these securities were not other-than-temporarily impaired at September 30, 2015.

Non-Marketable Securities

As a member of the FHLB, we are required to maintain a minimum investment in the FHLB capital stock determined by the Board of Directors of the FHLB. The minimum investment requirements can increase in the event we increase our total asset size or borrowings with the FHLB. Shares cannot be purchased or sold except between the FHLB and its members at the $100 per share par value. We held $8.4 million and $8.2 million of FHLB stock recorded at cost in other assets on the consolidated statements of condition at September 30, 2015 and December 31, 2014, respectively. The carrying amounts of these investments are reasonable estimates of fair value because the securities are restricted to member banks and they do not have a readily determinable market value. Management does not believe that the FHLB stock is other-than-temporarily-impaired, as we expect to be able to redeem this stock at cost.

Page-18

On October 28, 2015, FHLB announced a cash dividend for the third quarter of 2015 at an annualized dividend rate of 8.79% to be distributed in mid November. Cash dividends paid on FHLB capital stock are recorded as non-interest income.

As a member bank of Visa U.S.A., we hold 16,939 shares of Visa Inc. Class B common stock with a carrying value of zero, which is equal to our cost basis. These shares are restricted from resale until their conversion into Class A (voting) shares upon the termination of Visa Inc.'s covered litigation escrow account. As a result of the restriction, these shares are not considered available-for-sale and are not carried at fair value. When converting this Class B common stock to Class A common stock under the current conversion rate of 1.6483 and the closing stock price of Class A shares, the value of our shares of Class B common stock would have been $1.9 million at September 30, 2015 and $1.8 million at December 31, 2014. The conversion rate is subject to further reduction upon the final settlement of the covered litigation against Visa Inc. and its member banks. See Note 8 herein.

We invest in low income housing tax credit funds as a limited partner, which totaled $2.7 million and $1.8 million recorded in other assets as of September 30, 2015 and December 31, 2014, respectively. In the first nine months of 2015, we recognized $169 thousand of low income housing tax credits and other tax benefits, net of $131 thousand of amortization expense of low income housing tax credit investment, as a component of income tax expense. As of September 30, 2015, our unfunded commitments for these low income housing tax credit funds totaled $1.8 million. We did not recognize any impairment losses on these low income housing tax credit investments during the first nine months of 2015, or the year ended December 31, 2014.

Note 5:  Loans and Allowance for Loan Losses

Credit Quality of Loans

Past due and non-accrual loans by class as of September 30, 2015 and December 31, 2014 were as follows:

(dollars in thousands)	Commercial and industrial	Commercial real estate, owner-occupied	Commercial real estate, investor	Construction	Home equity	Other residential [1]	Installment and other consumer	Total
September 30, 2015
30-59 days past due	$1,780	$139	$421	$—	$862	$—	$7	$3,209
60-89 days past due	150	—	—	—	99	—	2	251
90 days or more past due	21	—	—	—	100	—	72	193
Total past due	1,951	139	421	—	1,061	—	81	3,653
Current	188,016	239,196	671,256	54,921	112,670	71,682	21,806	1,359,547
Total loans [3]	$189,967	$239,335	$671,677	$54,921	$113,731	$71,682	$21,887	$1,363,200

Non-accrual [2]	354	—	2,020	2	172	—	90	2,638

December 31, 2014
30-59 days past due	$183	$—	$—	$—	$646	$—	$180	$1,009
Non-accrual [2]	—	1,403	2,429	5,134	280	—	104	9,350
Total past due	183	1,403	2,429	5,134	926	—	284	10,359
Current	210,040	229,202	671,070	43,279	109,862	73,035	16,504	1,352,992
Total loans [3]	$210,223	$230,605	$673,499	$48,413	$110,788	$73,035	$16,788	$1,363,351

1 Our residential loan portfolio does not include sub-prime loans, nor is it our practice to underwrite loans commonly referred to as "Alt-A mortgages", the characteristics of which are loans lacking full documentation, borrowers having low FICO scores or higher loan-to-value ratios.

2 Amounts include $2 thousand of Purchased Credit Impaired ("PCI") loans that had stopped accreting interest at September 30, 2015 and $1.4 million at December 31, 2014. Amounts exclude accreting PCI loans of $3.7 million and $3.8 million at September 30, 2015 and December 31, 2014, respectively, as we have a reasonable expectation about future cash flows to be collected and we continue to recognize accretable yield on these loans in interest income. These accreting PCI loans are included in current loans.

3 Amounts include net deferred loan costs of $861 thousand and $487 thousand at September 30, 2015 and December 31, 2014, respectively. Amounts are also net of unaccreted purchase discounts on non-PCI loans of $3.4 million and $4.4 million at September 30, 2015 and December 31, 2014, respectively.

Page-19

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

Consumer loans primarily consist of home equity lines of credit, other residential (tenancy-in-common, or “TIC”) loans, and installment and other consumer loans. We originate consumer loans utilizing credit score information, debt-to-income ratio and loan-to-value ratio analysis. Diversification, coupled with relatively small loan amounts that are spread across many individual borrowers, mitigates risk. Additionally, trend reports are reviewed by Management on a regular basis. Our residential loan portfolio includes TIC units almost exclusively in San Francisco. These loans tend to have more equity in their properties than conventional residential mortgages, which mitigates risk. Installment and other consumer loans include mostly loans for floating homes and mobile homes along with a small number of installment loans.

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

Page-20

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

The following table represents an analysis of loans by internally assigned grades, including the PCI loans, at September 30, 2015 and December 31, 2014:

(in thousands)	Commercial and industrial	Commercial real estate, owner-occupied	Commercial real estate, investor	Construction	Home equity	Other residential	Installment and other consumer	Purchased credit-impaired	Total
Credit Risk Profile by Internally Assigned Grade:
September 30, 2015
Pass	$166,622	$216,017	$662,858	$51,680	$111,020	$71,596	$21,544	$3,249	$1,304,586
Special Mention	18,288	12,445	2,438	—	1,419	—	—	—	34,590
Substandard	4,873	9,184	4,651	3,238	1,224	86	343	425	24,024
Total loans	$189,783	$237,646	$669,947	$54,918	$113,663	$71,682	$21,887	$3,674	$1,363,200

December 31, 2014
Pass	$197,659	$205,820	$651,548	$41,710	$107,933	$70,987	$16,101	$2,210	$1,293,968
Special Mention	6,776	10,406	13,304	1,008	322	—	190	1,140	33,146
Substandard	5,464	11,763	6,473	5,684	2,466	2,048	497	1,842	36,237
Total loans	$209,899	$227,989	$671,325	$48,402	$110,721	$73,035	$16,788	$5,192	$1,363,351

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

During the first nine months of 2015, four loans with a recorded investment totaling $1.4 million were removed from TDR designation. There were no loans removed from TDR designation during 2014.

Page-21

The table below summarizes outstanding TDR loans by loan class as of September 30, 2015 and December 31, 2014. The summary includes both TDRs that are on non-accrual status and those that continue to accrue interest.

(in thousands)	As of
Recorded investment in Troubled Debt Restructurings [1]	September 30, 2015	December 31, 2014

Commercial and industrial	$4,098	$3,584
Commercial real estate, owner-occupied	6,993	8,459
Commercial real estate, investor	733	524
Construction [2]	3,238	5,684
Home equity	463	694
Other residential	2,020	2,045
Installment and other consumer	1,367	1,713
Total	$18,912	$22,703

1 Includes $18.8 million and $15.9 million of TDR loans that were accruing interest as of September 30, 2015 and December 31, 2014, respectively. Includes $147 thousand and $1.8 million of acquired loans at September 30, 2015 and December 31, 2014, respectively.
2 In June 2015, one TDR loan was transferred to loans held-for-sale at fair value totaling $1.5 million, net of an $839 thousand charge-off to the allowance for loan losses. The loan was subsequently sold in June 2015 for no gain or loss.

The table below presents the following information for loans modified in a TDR during the presented periods: number of contracts modified, the recorded investment in the loans prior to modification, and the recorded investment in the loans after being restructured. The table below excludes fully paid-off and fully charged-off TDR loans.

(dollars in thousands)	Number of Contracts Modified	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment at period end
Troubled Debt Restructurings during the three months ended September 30, 2015:
Commercial and industrial	1	$700	$700	$700
Total	1	$700	$700	$700

Troubled Debt Restructurings during the three months ended September 30, 2014:
Commercial and industrial	2	$513	$596	$596
Commercial real estate, owner occupied	1	4,226	4,216	4,206
Commercial real estate, investor	1	74	74	74
Construction	1	815	814	814
Total	5	$5,628	$5,700	$5,690

Troubled Debt Restructurings during the nine months ended September 30, 2015:
Commercial and industrial	5	$1,482	$1,582	$1,463
Commercial real estate, investor	1	222	221	217
Total	6	$1,704	$1,803	$1,680

Troubled Debt Restructurings during the nine months ended September 30, 2014:
Commercial and industrial [1]	7	$1,336	$1,460	$1,431
Commercial real estate, owner-occupied	1	4,226	4,216	4,206
Other residential	1	815	814	814
Home equity	2	224	224	222
Installment and other consumer	6	281	278	270
Total	17	$6,882	$6,992	$6,943

1 Excludes one contract modified and subsequently paid off during the nine months ended September 30, 2014 in the amount of $905 thousand pre-modification and post-modification.

Page-22

Modifications during the nine months ended September 30, 2015 primarily involved maturity extensions and other changes to loan terms, while modifications during the nine months ended September 30, 2014 primarily involved maturity extensions and interest rate concessions. During the first nine months of 2015 and 2014, there were no defaults on loans that had been modified in a TDR within the prior twelve-month period. We report defaulted TDRs based on a payment default definition of more than ninety days past due.

Impaired Loan Balances and Their Related Allowance by Major Classes of Loans

The tables below summarize information on impaired loans and their related allowance. Total impaired loans include non-accrual loans, accruing TDR loans and accreting PCI loans that have experienced post-acquisition declines in cash flows expected to be collected.

(in thousands)	Commercial and industrial	Commercial real estate, owner-occupied	Commercial real estate, investor	Construction	Home equity	Other residential	Installment and other consumer	Total
September 30, 2015
Recorded investment in impaired loans:
With no specific allowance recorded	$2,108	$2,882	$2,537	$2,688	$171	$1,220	$329	$11,935
With a specific allowance recorded	2,343	4,111	217	552	391	800	1,128	9,542
Total recorded investment in impaired loans	$4,451	$6,993	$2,754	$3,240	$562	$2,020	$1,457	$21,477
Unpaid principal balance of impaired loans:
With no specific allowance recorded	$2,105	$2,882	$4,528	$2,688	$171	$1,220	$329	$13,923
With a specific allowance recorded	2,398	4,111	217	674	391	800	1,128	9,719
Total unpaid principal balance of impaired loans	$4,503	$6,993	$4,745	$3,362	$562	$2,020	$1,457	$23,642
Specific allowance	$935	$55	$—	$3	$3	$71	$121	$1,188

Average recorded investment in impaired loans during the quarter ended September 30, 2015	$4,473	$7,695	$2,886	$3,262	$610	$2,025	$1,439	$22,390
Interest income recognized on impaired loans during the quarter ended September 30, 2015	$58	$84	$10	$22	$5	$23	$15	$217
Average recorded investment in impaired loans during the nine months ended September 30, 2015	$4,121	$8,183	$2,916	$4,473	$616	$2,033	$1,579	$23,921
Interest income recognized on impaired loans during the nine months ended September 30, 2015	$176	$228	$24	$40	$14	$69	$51	$602
Average recorded investment in impaired loans during the quarter ended September 30, 2014	$5,292	$6,982	$3,090	$6,678	$857	$1,440	$1,847	$26,186
Interest income recognized on impaired loans during the quarter ended September 30, 2014	$88	$54	$7	$23	$5	$14	$19	$210
Average recorded investment in impaired loans during the nine months ended September 30, 2014	$5,818	$5,980	$3,186	$6,568	$730	$1,726	$1,876	$25,884
Interest income recognized on impaired loans during the nine months ended September 30, 2014	$309	$220	$21	$67	$14	$56	$56	$743

Page-23

(in thousands)	Commercial and industrial	Commercial real estate, owner-occupied	Commercial real estate, investor	Construction	Home equity	Other residential	Installment and other consumer	Total

December 31, 2014
Recorded investment in impaired loans:
With no specific allowance recorded	$1,141	$5,577	$2,954	$5,134	$393	$1,026	$239	$16,464
With a specific allowance recorded	2,443	2,882	—	561	300	1,019	1,554	$8,759
Total recorded investment in impaired loans	$3,584	$8,459	$2,954	$5,695	$693	$2,045	$1,793	$25,223
Unpaid principal balance of impaired loans:
With no specific allowance recorded	$1,186	$6,577	$4,945	$7,824	$880	$1,026	$239	$22,677
With a specific allowance recorded	2,524	2,882	—	749	300	1,019	1,554	9,028
Total unpaid principal balance of impaired loans	$3,710	$9,459	$4,945	$8,573	$1,180	$2,045	$1,793	$31,705
Specific allowance	$694	$65	$—	$3	$—	$92	$284	$1,138
Average recorded investment in impaired loans during 2014	5,354	6,604	3,138	6,471	741	1,744	1,857	25,909
Interest income recognized on impaired loans during 2014	378	288	28	85	19	74	76	948

Management monitors delinquent loans continuously and identifies problem loans, generally loans graded substandard or worse, to be evaluated individually for impairment testing. Generally, the recorded investment in impaired loans is net of any charge-offs from estimated losses related to specifically-identified impaired loans when they are deemed uncollectible. The charged-off portion of impaired loans outstanding at September 30, 2015 totaled approximately $2.7 million.  In addition, the recorded investment in impaired loans is net of purchase discounts or premiums on acquired loans. At September 30, 2015 and December 31, 2014, outstanding commitments to extend credit on impaired loans, including loans to borrowers whose terms have been modified in TDRs, totaled $857 thousand and $1.4 million, respectively.

The following tables disclose loans by major portfolio category and activity in the ALLL, as well as the related ALLL disaggregated by impairment evaluation method.

Allowance for Loan Losses Rollforward for the Period
(in thousands)	Commercial and industrial	Commercial real estate, owner-occupied	Commercial real estate, investor	Construction	Home equity	Other residential	Installment and other consumer	Unallocated	Total

For the three months ended September 30, 2015
Allowance for loan losses:
Beginning balance	$2,540	$2,052	$5,944	$535	$843	$435	$444	$1,561	$14,354
Provision (reversal)	86	17	128	158	9	(50)	32	(380)	—
Charge-offs	(2)	—	—	—	—	—	(1)	—	(3)
Recoveries	92	—	12	—	1	—	1	—	106
Ending balance	$2,716	$2,069	$6,084	$693	$853	$385	$476	$1,181	$14,457

For the nine months ended September 30, 2015
Allowance for loan losses:
Beginning balance	$2,837	$1,924	$6,672	$839	$859	$433	$566	$969	$15,099
Provision (reversal)	(306)	145	(606)	693	(9)	(48)	(81)	212	—
Charge-offs	(5)	—	—	(839)	—	—	(12)	—	(856)
Recoveries	190	—	18	—	3	—	3	—	214
Ending balance	$2,716	$2,069	$6,084	$693	$853	$385	$476	$1,181	$14,457

Page-24

Allowance for Loan Losses Rollforward for the Period
(in thousands)	Commercial and industrial	Commercial real estate, owner-occupied	Commercial real estate, investor	Construction	Home equity	Other residential	Installment and other consumer	Unallocated	Total

For the three months ended September 30, 2014
Allowance for loan losses:
Beginning balance	$3,125	$1,979	$6,713	$571	$944	$454	$481	$633	$14,900
Provision (reversal)	(263)	9	(26)	(33)	(18)	(8)	90	249	—
Charge-offs	—	—	—	—	—	—	(2)	—	(2)
Recoveries	44	5	5	96	1	—	—	—	151
Ending balance	$2,906	$1,993	$6,692	$634	$927	$446	$569	$882	$15,049

For the nine months ended September 30, 2014
Allowance for loan losses:
Beginning balance	$3,056	$2,012	$6,196	$633	$875	$317	$629	$506	$14,224
Provision (reversal)	(208)	(24)	455	109	49	129	(136)	376	750
Charge-offs	(66)	—	—	(204)	—	—	(6)	—	(276)
Recoveries	124	5	41	96	3	—	82	—	351
Ending balance	$2,906	$1,993	$6,692	$634	$927	$446	$569	$882	$15,049

Allowance for Loan Losses and Recorded Investment in Loans
(dollars in thousands)	Commercial and industrial	Commercial real estate, owner-occupied	Commercial real estate, investor	Construction	Home equity	Other residential	Installment and other consumer	Unallocated	Total

As of September 30, 2015:
Ending ALLL related to loans collectively evaluated for impairment	$1,781	$2,013	$6,084	$691	$850	$314	$355	$1,181	$13,269
Ending ALLL related to loans individually evaluated for impairment	$928	$56	$—	$—	$3	$71	$121	$—	$1,179
Ending ALLL related to purchased credit-impaired loans	$7	$—	$—	$2	$—	$—	$—	$—	$9
Total	$2,716	$2,069	$6,084	$693	$853	$385	$476	$1,181	$14,457

Loans outstanding:
Collectively evaluated for impairment	$185,478	$230,653	$667,192	$51,681	$113,101	$69,662	$20,430	$—	$1,338,197
Individually evaluated for impairment[1]	4,305	6,993	2,754	3,238	562	2,020	1,457	—	21,329
Purchased credit-impaired	184	1,689	1,731	2	68	—	—	—	3,674
Total	$189,967	$239,335	$671,677	$54,921	$113,731	$71,682	$21,887	$—	$1,363,200
Ratio of allowance for loan losses to total loans	1.43%	0.86%	0.91%	1.26%	0.75%	0.54%	2.17%	NM	1.06%
Allowance for loan losses to non-accrual loans	767%	NM	301%	347%	496%	NM	481%	NM	548%

1 Total excludes $147 thousand of PCI loans that have experienced post-acquisition declines in cash flows expected to be collected. These loans are included in the "purchased credit-impaired" amount in the next line below.

NM - Not Meaningful

Page-25

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

NM - Not Meaningful

Purchased Credit-Impaired Loans

We evaluated loans purchased in acquisitions in accordance with accounting guidance in ASC 310-30 related to loans acquired with deteriorated credit quality. Acquired loans are considered credit-impaired if there is evidence of significant deterioration of credit quality since origination and it is probable, at the acquisition date, that we will be unable to collect all contractually required payments receivable. Management has determined certain loans purchased in our two acquisitions to be PCI loans based on credit indicators such as nonaccrual status, past due status, loan risk grade, loan-to-value ratio, etc. Revolving credit agreements (e.g., home equity lines of credit and revolving commercial loans) are not considered PCI loans as cash flows cannot be reasonably estimated.

The following table reflects the outstanding balance and related carrying value of PCI loans as of September 30, 2015 and December 31, 2014.

	September 30, 2015		December 31, 2014
PCI Loans (in thousands)	Unpaid principal balance	Carrying value	Unpaid principal balance	Carrying value
Commercial and industrial	$258	$184	$479	$324
Commercial real estate	4,355	3,420	6,831	4,790
Construction	125	2	136	11
Home equity	227	68	232	67
Total purchased credit-impaired loans	$4,965	$3,674	$7,678	$5,192

Page-26

The activities in the accretable yield, or income expected to be earned, for PCI loans were as follows:

Accretable Yield	Three months ended		Nine months ended
(dollars in thousands)	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Balance at beginning of period	$3,711	$4,514	$4,027	$3,649
Removals [1]	(837)	—	(914)	(273)
Accretion	(128)	(126)	(367)	(494)
Reclassifications from nonaccretable difference [2]	—	(242)	—	1,264
Balance at end of period	$2,746	$4,146	$2,746	$4,146

1 Represents the accretable difference that is relieved when a loan exits the PCI population due to pay-off, full charge-off, or transfer to repossessed assets, etc.

2 Primarily relates to changes in expected credit performance and changes in expected timing of cash flows.

Pledged Loans

Our FHLB line of credit is secured under terms of a blanket collateral agreement by a pledge of certain qualifying loans with an unpaid principal balance of $831.6 million and $868.1 million at September 30, 2015 and December 31, 2014, respectively. In addition, we pledge a certain residential loan portfolio, which totaled $41.9 million and $34.0 million at September 30, 2015 and December 31, 2014, respectively, to secure our borrowing capacity with the Federal Reserve Bank (“FRB”). Also see Note 6 below.

Note 6: Borrowings

Federal Funds Purchased – The Bank had unsecured lines of credit totaling $92.0 million with correspondent banks for overnight borrowings at September 30, 2015 and December 31, 2014.  In general, interest rates on these lines approximate the federal funds target rate. At September 30, 2015 and December 31, 2014, we had no overnight borrowings outstanding under these credit facilities.

Federal Home Loan Bank Borrowings – As of September 30, 2015 and December 31, 2014, the Bank had lines of credit with the FHLB totaling $467.6 million and $450.6 million, respectively, based on eligible collateral of certain loans.  At September 30, 2015 and December 31, 2014, we had no FHLB overnight borrowings.

On February 5, 2008, the Bank entered into a ten-year borrowing agreement under the same FHLB line of credit for $15.0 million at a fixed rate of 2.07%, which remained outstanding at September 30, 2015. Interest-only payments are required every three months until the entire principal is due on February 5, 2018. The FHLB has the unconditional right to accelerate the due date on November 5, 2015 and every three months thereafter (the “put dates”). If the FHLB exercises its right to accelerate the due date, the FHLB will offer replacement funding at the current market rate, subject to certain conditions. The Bank must comply with the put date, but are not required to accept replacement funding.

At September 30, 2015, $452.3 million was remaining as available for borrowing from the FHLB, net of the term borrowing and letters of credit acquired from NorCal totaling $241 thousand.

Federal Reserve Line of Credit – The Bank has a line of credit with the FRB secured by certain residential loans.  At September 30, 2015 and December 31, 2014, the Bank had borrowing capacity under this line totaling $35.3 million and $27.7 million, respectively, and had no outstanding borrowings with the FRB.

As part of the Acquisition, Bancorp assumed two subordinated debentures due to NorCal Community Bancorp Trusts I and II (the "Trusts"), established for the sole purpose of issuing trust preferred securities on September 22, 2003 and December 29, 2005, respectively. The subordinated debentures were recorded at fair values totaling $4.95 million at acquisition date with contractual values totaling $8.2 million. The difference between the contractual balance and the fair value at acquisition date is accreted into interest expense over the lives of the debentures. Accretion on the subordinated debentures totaled $158 thousand in the first nine months of 2015 and $162 thousand in the first nine months of 2014. Bancorp has the option to defer payment of the interest on the subordinated debentures for a period of up to five years, as long as there is no default on the subordinated debentures. In the event of interest deferral, dividends to Bancorp common stockholders are prohibited. The trust preferred securities were sold and issued in private transactions pursuant to an exemption from registration under the Securities Act of 1933, as amended. Bancorp has guaranteed, on a subordinated basis, distributions and other payments due on trust preferred securities totaling

Page-27

$8.0 million issued by the Trusts which have identical maturity, repricing and payment terms as the subordinated debentures.

The following is a summary of the contractual terms of the subordinated debentures due to the Trusts as of September 30, 2015:

(in thousands)
Subordinated debentures due to NorCal Community Bancorp Trust I on October 7, 2033 with interest payable quarterly, based on 3-month LIBOR plus 3.05%, repricing quarterly (3.34% as of September 30, 2015), redeemable, in whole or in part, on any interest payment date	$4,124
Subordinated debentures due to NorCal Community Bancorp Trust II on March 15, 2036 with interest payable quarterly, based on 3-month LIBOR plus 1.40%, repricing quarterly (1.74% as of September 30, 2015), redeemable, in whole or in part, on any interest payment date	4,124
Total	$8,248

Page-28

Note 7:  Stockholders' Equity

Warrant

Under the United States Department of the Treasury Capital Purchase Program (the “TCPP”), Bancorp issued to the U.S. Treasury a warrant to purchase 154,242 shares of common stock at a per share exercise price of $27.23. The warrant was immediately exercisable and had an expiration date of December 5, 2018. The warrant was subsequently auctioned to two institutional investors in November 2011 and was exercised in September 2015. The warrant represented the right to purchase 157,711 shares of common stock at $26.63 per share. The cashless exercise resulted in the net issuance of 70,591 shares of common stock.

Dividends

Presented below is a summary of cash dividends paid to common shareholders, recorded as a reduction of retained earnings.

	Three months ended		Nine months ended
(in thousands, except per share data)	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Cash dividends to common stockholders	$1,316	$1,185	$3,936	$3,428
Cash dividends per common share	$0.22	$0.20	$0.66	$0.58

Share-Based Payments

The fair value of stock options as of the grant date is recorded as stock-based compensation expense in the consolidated statements of comprehensive income over the requisite service period with a corresponding increase in common stock. Stock-based compensation also includes compensation expense related to the issuance of unvested restricted stock awards and performance-based stock awards pursuant to the 2007 Equity Plan. The grant-date fair value of the restricted stock awards and performance-based stock awards, which is equal to the intrinsic value on that date, is being recorded as compensation expense over the requisite service period with a corresponding increase in common stock as the shares vest.

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

Page-29

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

The contractual amount of loan commitments and standby letters of credit not reflected on the consolidated statements of condition was $375.5 million at September 30, 2015. This amount included $195.6 million under commercial lines of credit (these commitments are generally contingent upon customers maintaining specific credit standards), $125.1 million under revolving home equity lines, $38.9 million under undisbursed construction loans, $4.3 million under standby letters of credit, and a remaining $11.6 million under personal and other lines of credit. We record an allowance for losses on these off-balance sheet commitments based on an estimate of probabilities of these commitments being drawn upon according to our historical utilization experience on different types of commitments and expected loss severity. We set aside an allowance for losses on off-balance sheet commitments in the amount of $1.0 million for these commitments as of September 30, 2015 and December 31, 2014, which is recorded in interest payable and other liabilities on the consolidated statements of condition.

Operating Leases

We rent certain premises and equipment under long-term, non-cancelable operating leases expiring at various dates through the year 2028. Most of the leases contain certain renewal options and escalation clauses. At September 30, 2015, the approximate minimum future commitments payable under non-cancelable contracts for leased premises are as follows:

(in thousands)	2015	2016	2017	2018	2019	Thereafter	Total
Operating leases[1]	$941	$3,763	$3,755	$3,784	$3,526	$6,678	$22,447
 1 Minimum payments have not been reduced by minimum sublease rentals of $271 thousand due in the future under non-
cancelable subleases.

Litigation Matters

We may be party to legal actions which arise from time to time as part of the normal course of our business.  We believe, after consultation with legal counsel, that we have meritorious defenses in these actions, and that litigation contingent liability, if any, will not have a material adverse effect on our financial position, results of operations, or cash flows.

We are responsible for our proportionate share of certain litigation indemnifications provided to Visa U.S.A. ("Visa") by its member banks in connection with lawsuits related to anti-trust charges and interchange fees ("Covered Litigation"). Visa Inc. maintains an escrow account from which settlements of, or judgments in, the covered litigation are paid. According to the latest SEC Form 10-Q filed by Visa, Inc. on July 23, 2015, at June 30, 2015, the balance of the escrow account was $1.1 billion. On January 14, 2015, following a Court-approved process to give class members who previously opted out of the damages portion of the class settlement an option to rejoin it, the class administrator submitted a report stating that it had received 1,179 requests by merchants to rejoin the cash settlement class, some of which may include multiple merchants. The conversion rate of Visa Class B common stock held by us to Class A common stock (as discussed in Note 4) may reduce if Visa makes more Covered Litigation settlement payments in the future, and the full impact to member banks is still uncertain. However, we are not aware of significant future cash settlement payments required by us on the Covered Litigation.

Page-30

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

The fixed-rate payment features of the interest rate swap agreements are generally structured at inception to mirror substantially all of the provisions of the hedged loan agreements. These interest rate swaps, designated and qualified as fair value hedges, are carried on the consolidated statements of condition at their fair value in other assets (when the fair value is positive) or in other liabilities (when the fair value is negative). The unrealized gain or loss in fair value of the hedged fixed-rate loan due to LIBOR interest rate movements is recorded as an adjustment to the hedged loan.

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

Our credit exposure, if any, on interest rate swaps is limited to the favorable value (net of any collateral pledged to us) and interest payments of all swaps by each counterparty. Conversely, when an interest rate swap is in a liability position exceeding a certain threshold, we may be required to post collateral to the counterparty in an amount determined by the agreements. Collateral levels are monitored and adjusted on a regular basis for changes in interest rate swap values.

Page-31

As of September 30, 2015, we had eight interest rate swap agreements, which are scheduled to mature in September 2018, June 2020, August 2020, June 2031, October 2031, July 2032, August 2037 and October 2037. All of our derivatives are accounted for as fair value hedges. Our interest rate swaps are settled monthly with counterparties. Accrued interest on the swaps totaled $34 thousand and $41 thousand as of September 30, 2015 and December 31, 2014, respectively. Information on our derivatives follows:

	Asset derivatives		Liability derivatives
(in thousands)	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014
Fair value hedges:
Interest rate contracts notional amount	$—	$4,589	$29,999	$26,899
Interest rate contracts fair value[1]	$—	$61	$2,328	$1,996

	Three months ended
(in thousands)	September 30, 2015	September 30, 2014
(Decrease) increase in value of designated interest rate swaps recognized in interest income	$(813)	$21
Payment on interest rate swaps recorded in interest income	(231)	(251)
Increase (decrease) in value of hedged loans recognized in interest income	905	(54)
Decrease in value of yield maintenance agreement recognized against interest income	(13)	(15)
Net loss on derivatives recognized against interest income [2]	$(152)	$(299)

	Nine months ended
(in thousands)	September 30, 2015	September 30, 2014
(Decrease) increase in value of designated interest rate swaps recognized in interest income	$(393)	$334
Payment on interest rate swaps recorded in interest income	(700)	(755)
Increase (decrease) in value of hedged loans recognized in interest income	453	(133)
Decrease in value of yield maintenance agreement recognized against interest income	(39)	(77)
Net loss on derivatives recognized against interest income [2]	$(679)	$(631)

1 See Note 3 for valuation methodology.
2 Includes hedge ineffectiveness gain of $79 thousand and loss of $48 thousand for the quarters ended September 30, 2015 and September 30, 2014, respectively. Ineffectiveness gain of $21 thousand and $125 thousand was recorded in interest income during the nine months ended September 30, 2015 and September 30, 2014, respectively. Changes in value of swaps were included in the assessment of hedge effectiveness. Hedge ineffectiveness is the measure of the extent to which the change in the fair value of the hedging instruments does not offset the change in the fair value of the hedged items.

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

Information on financial instruments that are eligible for offset in the consolidated statements of condition follows:

Offsetting of Financial Assets and Derivative Assets

(in thousands)				Gross Amounts Not Offset in the Statements of Condition
		Gross Amounts	Net Amounts
	Gross Amounts	Offset in the	of Assets Presented
	of Recognized	Statements of	in the Statements	Financial	Cash Collateral
	Assets[1]	Condition	of Condition[1]	Instruments	Received	Net Amount
As of September 30, 2015
Derivatives by Counterparty
Counterparty A	$—	$—	$—	$—	$—	$—
Counterparty B	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$—

As of December 31, 2014
Derivatives by Counterparty
Counterparty A	$61	$—	$61	$(61)	$—	$—
Counterparty B	—	—	—	—	—	—
Total	$61	$—	$61	$(61)	$—	$—
1 Amounts exclude accrued interest totaling zero and $1 thousand at September 30, 2015 and December 31, 2014, respectively.

Offsetting of Financial Liabilities and Derivative Liabilities

(in thousands)				Gross Amounts Not Offset in the Statements of Condition
		Gross Amounts	Net Amounts of
	Gross Amounts	Offset in the	Liabilities Presented
	of Recognized	Statements of	in the Statements of	Financial	Cash Collateral
	Liabilities[2]	Condition	Condition[2]	Instruments	Pledged	Net Amount
As of September 30, 2015
Derivatives by Counterparty
Counterparty A	$2,001	$—	$2,001	$—	$(2,001)	$—
Counterparty B	327	—	327	—	(327)	—
Total	$2,328	$—	$2,328	$—	$(2,328)	$—

As of December 31, 2014
Derivatives by Counterparty
Counterparty A	$1,616	$—	$1,616	$(61)	$(1,360)	$195
Counterparty B	380	—	380	—	(380)	—
Total	$1,996	$—	$1,996	$(61)	$(1,740)	$195

2 Amounts exclude accrued interest totaling $34 thousand and $40 thousand at September 30, 2015 and December 31, 2014, respectively.

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

Forward-looking statements are based on Management's current expectations regarding economic, legislative, and regulatory issues that may impact our earnings in future periods. A number of factors, many of which are beyond Management’s control, could cause future results to vary materially from current Management expectations. Such factors include, but are not limited to, the monetary polices of the FRB, general economic conditions, economic uncertainty in the United States and abroad, changes in interest rates, deposit flows, loan demand, real estate values, costs or effects of future acquisitions, competition, changes in accounting principles, policies or guidelines; changes in legislation or regulation; adverse weather conditions, including the drought in California; and other economic, competitive, governmental, regulatory and technological factors (including external fraud and cyber-security) affecting our operations, pricing, products and services.

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

Page-34

RESULTS OF OPERATIONS

Highlights of the financial results are presented in the following table:

	Three months ended		Nine months ended
(dollars in thousands, except per share data)	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
For the period:
Net income	$4,773	$5,378	$13,516	$15,079
Net income per share
Basic	$0.80	$0.91	$2.27	$2.56
Diluted	$0.79	$0.89	$2.23	$2.51
Return on average equity	9.00%	10.98%	8.75%	10.65%
Return on average assets	1.00%	1.15%	0.97%	1.10%
Common stock dividend payout ratio	27.60%	22.03%	29.14%	22.73%
Average shareholders’ equity to average total assets	11.06%	10.49%	11.14%	10.34%
Efficiency ratio	60.67%	57.23%	62.79%	59.24%
Tax equivalent net interest margin	3.79%	4.03%	3.88%	4.17%

(dollars in thousands, except per share data)	September 30, 2015	December 31, 2014
At period end:
Book value per common share	$34.97	$33.68
Total assets	$1,882,794	$1,787,130
Total loans	$1,363,200	$1,363,351
Total deposits	$1,635,482	$1,551,619
Loan-to-deposit ratio	83.4%	87.9%
Total risk-based capital ratio - Bancorp	14.0%	13.9%
Common equity Tier 1 ratio - Bancorp[1]	12.7%	NA
Tier 1 leverage ratio (to average assets) - Bancorp	11.0%	10.6%
1Disclosure of the common equity Tier 1 ratio required under the Basel III regulatory capital rules became effective as of January 2015. See the Capital Adequacy section of Management's Discussion and Analysis for additional information.

Page-35

Executive Summary

Earnings in the third quarter of 2015 totaled $4.8 million, compared to $4.3 million in the second quarter of 2015 and $5.4 million in the third quarter of 2014. Diluted earnings per share totaled $0.79 in the third quarter of 2015, compared to $0.71 in the prior quarter and $0.89 in the same quarter last year. For the nine-month period ended September 30, 2015, earnings totaled $13.5 million compared to $15.1 million for the same period a year ago. Diluted earnings per share for the nine-month period ended September 30, 2015 totaled $2.23 compared to $2.51 in the same period a year ago. The low interest rate environment and the resulting compressed margins continue to adversely affect earnings.

Loans totaled $1,363.2 million at September 30, 2015, essentially unchanged from December 31, 2014, and increased $24.0 million from June 30, 2015. Commercial real estate and commercial and industrial (and related owner-occupied commercial real estate) accounted for the majority of approximately $139 million in new loan originations in the first nine months of 2015. Payoffs of approximately $132 million offset some of the new loan volume, and combined with utilization and amortization on existing loans resulted in no loan growth since December 31, 2014. Given the healthy economies in our market, payoff trends are difficult to predict. However, we did experience a slight easing of payoffs in the third quarter of 2015. Payoffs included our borrowers' successful completion of several large construction projects, the sale of business and commercial real estate assets, and the resolution of problem credits.

Credit quality continues to improve with non-accrual loans trending downward, totaling $2.6 million at September 30, 2015, compared to $9.4 million at December 31, 2014, and representing 0.19% of total loans compared to 0.69% for the same periods. The decrease in non-accrual loans is primarily the result of a $2.7 million performing loan returned to accrual status and the pay-off of a $1.4 million loan in the third quarter, as well as a $2.3 million land development loan that was sold in the second quarter resulting in an $839 thousand charge-off to the allowance for loan losses. Classified loans totaled $24.0 million at September 30, 2015, down from $36.2 million at December 31, 2014. Accruing loans past due 30 to 89 days totaled $3.4 million at September 30, 2015, compared to $1.0 million at December 31, 2014. The increase in past due loans is partially due to five loans to one borrower totaling $1.2 million, which were refinanced as anticipated subsequent to quarter end.

There was no provision for loan losses recorded in the third quarter of 2015, consistent with the prior quarter and the third quarter of 2014, as the continued improvement in credit quality reinforced the adequacy of the existing loan loss reserve and did not warrant a provision. The ratio of allowance for loan losses ("ALLL") to total loans decreased to 1.06% at September 30, 2015, compared to 1.11% at December 31, 2014. The ratio of ALLL to total loans excluding the impact of acquired loans, which did not have a corresponding allowance for loan loss upon purchase, would have been 1.16% and 1.24% at September 30, 2015 and December 31, 2014, respectively.

The investment securities portfolio grew $103.0 million to $420.3 million at September 30, 2015 from December 31, 2014, as excess cash and new deposits were deployed into mainly U.S. government agency securities and high quality municipal bonds. These investment purchases did not have a significant impact on the duration of our overall investment portfolio.

Deposits totaled $1,635.5 million at September 30, 2015 and grew $83.9 million over December 31, 2014. Non-interest bearing deposits increased to 46.0% of total deposits at September 30, 2015, compared to 43.2% at December 31, 2014. While day-to-day deposit volatility continues due to normal seasonal activity and new business ventures by several of our largest business customers, both average and ending balances continue to trend upward.

The total risk-based capital ratio for Bancorp was 14.0% at September 30, 2015, compared to 13.9% at December 31, 2014. The common equity tier one ratio, a regulatory ratio under Basel III (Basel Committee on Bank Supervision guidelines for determining regulatory capital), was 12.7% at September 30, 2015. As reported in the Capital Adequacy section of this document, all four of our capital ratios are well above regulatory requirements for a well-capitalized institution under the new requirements that took effect January 1, 2015.

Net interest income totaled $16.9 million in the third quarter of 2015, compared to $16.5 million in the prior quarter and $17.5 million in the same quarter a year ago. The tax-equivalent net interest margin was 3.79%, 3.86% and 4.03%, for those respective periods. The decrease in tax-equivalent net interest margin from the prior quarter and the same quarter last year primarily relates to securities representing a higher percentage of total earning assets as average deposit levels outpaced loan growth. Additionally, income recognition on acquired loans purchased at a discount continues to decline and interest rates on new loans are somewhat lower than the rates on loans that have paid off.

Page-36

Non-interest income in the third quarter of 2015 totaled $2.3 million, compared to $2.6 million in the prior quarter and $2.3 million in the same quarter a year ago. Non-interest income decreased compared to the prior quarter as the second quarter included a $305 thousand special dividend from the Federal Home Loan Bank of San Francisco and a $147 thousand payment from a bankruptcy claim recorded in miscellaneous income. The decrease was partially offset by a $72 thousand gain on the sale of four investment securities in the third quarter of 2015.

Non-interest expense totaled $11.6 million in the third quarter of 2015, compared to $12.3 million in the prior quarter and $11.4 million in the same quarter a year ago. Several non-interest expense items decreased from the prior quarter including personnel expense by $372 thousand and one-time lease accounting adjustments of $337 thousand recorded in the second quarter of 2015. Reductions were partially offset by a $324 thousand provision for losses on off-balance sheet commitments due to an increase in available loan commitments in the third quarter of 2015, compared to a $109 thousand reversal in the second quarter related to the reduced effect of historical charge-offs. The increase in non-interest expense from the third quarter of 2014, primarily relates to the provision for losses on off-balance sheet loan commitments recorded in the third quarter of 2015.

Critical Accounting Policies and Estimates

Critical accounting policies are those that are both most important to the portrayal of our financial condition and results of operations and require Management's most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Management believes that the following four accounting policies would be considered critical among the significant accounting policies described in Note 1 to the Consolidated Financial Statements included in our 2014 Form 10-K filed with the SEC on March 12, 2015.

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

Page-37

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

Page-38

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

Page-39

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

Page-40

Net Interest Income

Net interest income is the difference between the interest earned on loans, investments and other interest-earning assets and the interest expense incurred on deposits and other interest-bearing liabilities. Net interest income is impacted by changes in general market interest rates and by changes in the amounts and composition of interest-earning assets and interest-bearing liabilities. Interest rate changes can create fluctuations in the net interest income due to an imbalance in the timing of repricing or maturity of assets or liabilities. We manage interest rate risk exposure with the goal of minimizing the impact of interest rate volatility on net interest income.

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

The following table, Average Statements of Condition and Analysis of Net Interest Income, compares interest income and average interest-earning assets with interest expense and average interest-bearing liabilities for the periods presented. The table also presents net interest income, net interest margin and net interest rate spread for each period reported.

Average Statements of Condition and Analysis of Net Interest Income

	Three months ended			Three months ended
	September 30, 2015			September 30, 2014
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Interest-bearing due from banks [1]	$51,378	$35	0.27%	$58,088	$37	0.25%
Investment securities [2,3]	389,260	2,094	2.15%	332,920	1,997	2.40%
Loans [1,3,4]	1,352,023	15,800	4.57%	1,349,740	16,489	4.78%
Total interest-earning assets [1]	1,792,661	17,929	3.91%	1,740,748	18,523	4.16%
Cash and non-interest-bearing due from banks	43,054			46,258
Bank premises and equipment, net	9,680			9,337
Interest receivable and other assets, net	57,589			56,855
Total assets	$1,902,984			$1,853,198
Liabilities and Stockholders' Equity
Interest-bearing transaction accounts	$93,933	$28	0.12%	$92,907	$25	0.11%
Savings accounts	135,202	13	0.04%	127,457	12	0.04%
Money market accounts	506,952	125	0.10%	501,843	126	0.10%
Time accounts	157,252	212	0.53%	152,995	229	0.59%
FHLB borrowing and overnight borrowings [1]	15,188	79	2.07%	15,000	79	2.07%
Subordinated debenture [1]	5,316	105	7.73%	5,096	106	8.14%
Total interest-bearing liabilities	913,843	562	0.24%	895,298	577	0.26%
Demand accounts	765,284			749,361
Interest payable and other liabilities	13,467			14,167
Stockholders' equity	210,390			194,372
Total liabilities & stockholders' equity	$1,902,984			$1,853,198
Tax-equivalent net interest income/margin [1]		$17,367	3.79%		$17,946	4.03%
Reported net interest income/margin [1]		$16,883	3.69%		$17,531	3.94%
Tax-equivalent net interest rate spread			3.67%			3.91%

Page-41

	Nine months ended			Nine months ended
	September 30, 2015			September 30, 2014
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Interest-bearing due from banks [1]	$55,509	$107	0.25%	$65,949	$125	0.25%
Investment securities [2,3]	340,373	5,864	2.30%	348,445	6,498	2.49%
Loans [1,3,4]	1,346,689	47,063	4.61%	1,307,611	49,606	5.00%
Total interest-earning assets [1]	1,742,571	53,034	4.01%	1,722,005	56,229	4.31%
Cash and non-interest-bearing due from banks	44,368			43,280
Bank premises and equipment, net	9,786			9,218
Interest receivable and other assets, net	58,153			56,550
Total assets	$1,854,878			$1,831,053
Liabilities and Stockholders' Equity
Interest-bearing transaction accounts	$93,762	$88	0.13%	$104,662	$74	0.09%
Savings accounts	133,553	38	0.04%	122,958	34	0.04%
Money market accounts	494,142	375	0.10%	508,544	415	0.11%
Time accounts	156,458	648	0.55%	156,892	695	0.59%
FHLB borrowing and overnight borrowings [1]	15,194	236	2.07%	15,000	235	2.07%
Subordinated debenture [1]	5,261	314	7.98%	5,043	316	8.42%
Total interest-bearing liabilities	898,370	1,699	0.25%	913,099	1,769	0.26%
Demand accounts	735,487			713,882
Interest payable and other liabilities	14,466			14,725
Stockholders' equity	206,555			189,347
Total liabilities & stockholders' equity	$1,854,878			$1,831,053
Tax-equivalent net interest income/margin [1]		$51,335	3.88%		$54,460	4.17%
Reported net interest income/margin [1]		49,944	3.78%		53,299	4.08%
Tax-equivalent net interest rate spread			3.76%			4.05%

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

Page-42

Third Quarter of 2015 Compared to Third Quarter of 2014

The tax-equivalent net interest margin was 3.79% in the third quarter of 2015, compared to 4.03% in the same quarter a year ago.  The decrease of twenty-four basis points primarily relates to higher securities as percentage of earning assets as average deposit levels outpaced loan growth. Additionally, accretion income related to acquired loans purchased at a discount continues to decline and interest rates on new loans are somewhat lower than the rates on loans that have paid off. The net interest spread also decreased twenty-four basis points over the same period for the same reasons.

The yield on average interest-earning assets decreased twenty-five basis points in the third quarter of 2015 compared to the third quarter of 2014 due to the reasons listed above. Average loans as a percentage of average interest-earning assets were 75.4% and 77.5% for the third quarter of 2015 and the third quarter of 2014, respectively. Total average interest-earning assets increased $51.9 million, or 3.0%, in the third quarter of 2015, compared to the third quarter of 2014, due to an increase in average securities of $56.3 million and average loans of $2.3 million, partially offset by a decrease of $6.7 million in average interest-bearing due from banks.

Market interest rates are, in part, based on the target federal funds interest rate (the interest rate banks charge each other for short-term borrowings) implemented by the Federal Reserve Open Market Committee ("FOMC"). In its most recent meeting in October 2015, the FOMC decided to keep the target interest rate at its historic low with a range of 0% to 0.25%. The accommodative monetary policy measures taken by the FRB in recent years have led to a prolonged low interest rate environment. As a result, we have experienced downward pricing pressure on our interest-earning assets that negatively impacted our net interest margin and yields on our earning assets, and we expect little relief from this downward pricing pressure and fewer opportunities to reduce future funding costs in the next year.

First Nine Months of 2015 Compared to First Nine Months of 2014

The tax-equivalent net interest margin was 3.88% in the first nine months of 2015 compared to 4.17% in the same period last year. The decrease of twenty-nine basis points was primarily due to lower accretion income and gains on payoffs of acquired loans purchased at a discount as our acquired loans continue to payoff and/or mature. The decrease also reflects the impact of the low interest rate environment on our loan and investment portfolios. The decrease is partially offset by a shift in the mix of interest earning assets to higher yielding loan balances. The net interest spread also decreased twenty-nine basis points over the same period for the same reasons.

The yield on average interest-earning assets decreased thirty basis points in the first nine months of 2015 compared to the first nine months of 2014 due to the reasons listed above. Year to date average loans as a percentage of average interest-earning assets was 77.3% and 75.9% at September 30, 2015 and 2014, respectively. Total year to date average interest-earning assets increased $20.6 million, or 1.2%, at September 30, 2015 compared to 2014, due to an increase in average loans of $39.1 million, partially offset by a decrease in average interest-bearing due from banks of $10.4 million and a decrease of $8.1 million in average investment securities.

Loans acquired through the acquisition of other banks are classified as PCI or non-PCI loans and are recorded at fair value at acquisition date. For acquired loans not considered credit impaired, the level of accretion varies due to maturities and early payoffs. Accretion on PCI loans fluctuates based on changes in cash flows expected to be collected. Gains on payoffs of PCI loans are recorded as interest income when the payoff amounts exceed the recorded investment. PCI loans totaled $3.7 million and $5.2 million at September 30, 2015 and September 30, 2014, respectively.

Accretion and gains on payoffs of purchased loans recorded to interest income were as follows:

	Three months ended				Nine months ended
	September 30, 2015		September 30, 2014		September 30, 2015		September 30, 2014
(dollars in thousands)	Dollar Amount	Basis point impact to net interest margin	Dollar Amount	Basis point impact to net interest margin	Dollar Amount	Basis point impact to net interest margin	Dollar Amount	Basis point impact to net interest margin
Accretion on PCI loans	$128	3 bps	$126	3 bps	$367	3 bps	$494	4 bps
Accretion on non-PCI loans	$366	8 bps	$774	17 bps	$1,202	9 bps	$2,817	22 bps
Gains on pay-offs of PCI loans	$1	0 bps	$—	0 bps	$44	0 bps	$622	5 bps

Page-43

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

There was no provision for loan losses recorded in the third quarter of 2015, consistent with the same quarter a year ago, as the existing level of loan loss reserve and continued improvement in credit quality did not warrant a provision. There was no provision for loan losses recorded in the first nine months of 2015, compared to a provision of $750 thousand for the same period a year ago.

The allowance for loan losses totaled 1.06% of loans at September 30, 2015, compared to 1.11% at December 31, 2014. Non-accrual loans totaled $2.6 million, or 0.19% of Bancorp's loan portfolio at September 30, 2015, compared to $9.4 million, or 0.69% at December 31, 2014. The decrease in non-accrual loans primarily relates to a $2.7 million loan that was returned to accrual status, a $2.3 million protracted problem land development loan that was sold in the second quarter resulting in an $839 thousand charge-off to the allowance for loan losses and the payoff of a $1.4 million PCI loan.

Impaired loan balances totaled $21.5 million at September 30, 2015, compared to $25.2 million at December 31, 2014, with specific valuation allowances of $1.2 million and $1.1 million for the same respective dates. Classified loans, which have risk grades of "substandard" or "doubtful", decreased to $24.0 million at September 30, 2015, from $36.2 million at December 31, 2014.

Net recoveries in the third quarter of 2015 totaled $103 thousand, compared to $149 thousand in the same quarter a year ago. Net charge-offs for the nine months ended September 30, 2015 totaled $642 thousand, which includes an $839 thousand charge-off in the second quarter of 2015 related to a problem land loan that was sold (discussed above), compared to net recoveries of $74 thousand for the same period a year ago. The percentage of net (recoveries)/charge-offs to average loans was (0.01)% in both the third quarter of 2015 and 2014, and was 0.05% for the nine months ended September 30, 2015, compared to (0.01)% for the same period a year ago.

Page-44

Non-interest Income

The table below details the components of non-interest income.

	Three months ended		Amount	Percent
(dollars in thousands)	September 30, 2015	September 30, 2014	Increase (Decrease)	Increase (Decrease)
Service charges on deposit accounts	$489	$552	$(63)	(11.4)%
Wealth Management and Trust Services	568	567	1	0.2%
Debit card interchange fees	372	375	(3)	(0.8)%
Merchant interchange fees	171	224	(53)	(23.7)%
Earnings on bank-owned life insurance	204	208	(4)	(1.9)%
Dividends on FHLB stock	209	149	60	40.3%
Gain on sale of securities	72	4	68	NM
Other income	213	222	(9)	(4.1)%
Total non-interest income	$2,298	$2,301	$(3)	(0.1)%

	Nine months ended		Amount	Percent
(dollars in thousands)	September 30, 2015	September 30, 2014	Increase (Decrease)	Increase (Decrease)
Service charges on deposit accounts	$1,518	$1,636	$(118)	(7.2)%
Wealth Management and Trust Services	1,809	1,744	65	3.7%
Debit card interchange fees	1,087	1,035	52	5.0%
Merchant interchange fees	430	629	(199)	(31.6)%
Earnings on bank-owned life insurance	610	632	(22)	(3.5)%
Dividends on FHLB stock	817	409	408	99.8%
Gain on sale of securities	80	93	(13)	(14.0)%
Other income	744	707	37	5.2%
Total non-interest income	$7,095	$6,885	$210	3.1%

Non-interest income totaled $2.3 million in both the third quarter of 2015 and the third quarter of 2014. Gain on the sale of investment securities and increased dividends on Federal Home Loan Bank of San Francisco in the third quarter of 2015, were offset by lower merchant interchange fees and service charges on deposit accounts compared to the third quarter of 2014.

Non-interest income increased $210 thousand to $7.1 million for the first nine months of 2015 compared to $6.9 million for the first nine months of 2014. Positive variances in non-interest income in 2015 include a special dividend from the Federal Home Loan Bank of San Francisco of $305 thousand, a $147 thousand payment from a bankruptcy claim recorded in other income and an increase in wealth management and trust services income of $65 thousand. These positive variances were partially offset by lower merchant interchange fees and service charges on deposit accounts.

Page-45

Non-interest Expense

The table below details the components of non-interest expense.

	Three months ended		Amount	Percent
(dollars in thousands)	September 30, 2015	September 30, 2014	Increase (Decrease)	Increase (Decrease)
Salaries and related benefits	$6,300	$6,108	$192	3.1%
Occupancy and equipment	1,346	1,381	(35)	(2.5)%
Depreciation and amortization	441	383	58	15.1%
Federal Deposit Insurance Corporation insurance	250	261	(11)	(4.2)%
Data processing	835	748	87	11.6%
Professional services	493	537	(44)	(8.2)%
Directors' expense	182	153	29	19.0%
Information technology	186	180	6	3.3%
Provision for losses on off-balance sheet commitments	324	13	311	NM
Other non-interest expense
Advertising	75	107	(32)	(29.9)%
Other expense	1,206	1,479	(273)	(18.5)%
Total other non-interest expense	1,281	1,586	(305)	(19.2)%
Total non-interest expense	$11,638	$11,350	$288	2.5%

	Nine months ended		Amount	Percent
(dollars in thousands)	September 30, 2015	September 30, 2014	Increase (Decrease)	Increase (Decrease)
Salaries and related benefits	$19,762	$19,270	$492	2.6%
Occupancy and equipment	4,181	4,044	137	3.4%
Depreciation and amortization	1,512	1,202	310	25.8%
Federal Deposit Insurance Corporation insurance	739	780	(41)	(5.3)%
Data processing	2,413	2,856	(443)	(15.5)%
Professional services	1,572	1,577	(5)	(0.3)%
Directors' expense	620	466	154	33.0%
Information technology	554	517	37	7.2%
Provision for (reversal of) losses on off-balance sheet commitments	14	(2)	16	NM
Other non-interest expense
Advertising	197	306	(109)	(35.6)%
Other expense	4,250	4,634	(384)	(8.3)%
Total other non-interest expense	4,447	4,940	(493)	(10.0)%
Total non-interest expense	$35,814	$35,650	$164	0.5%

Non-interest expense increased $288 thousand to $11.6 million in the third quarter of 2015 compared to $11.4 million in the third quarter of 2014. The increase was primarily due to a $324 thousand provision for off-balance sheet commitments due to an increase in unfunded loan commitments in the third quarter of 2015, higher personnel expenses due to annual merit increases and incentive compensation, partially offset by several reductions in miscellaneous other expense items.

Non-interest expense increased $164 thousand to $35.8 million for the first nine months of 2015 compared to $35.7 million for the first nine months of 2014. The increase was primarily due to an increase in incentive compensation,

Page-46

one time occupancy and depreciation expenses of $337 thousand and director expense due to education costs and strategic matters in 2015. The increase was partially offset by one-time NorCal acquisition costs for personnel, severance and data processing expenses recognized in the first nine months of 2014. The increase was also offset by a $493 thousand decrease in other operating expenses, which included a $114 thousand decrease in core deposit intangible amortization and a $104 thousand decrease in printing costs.

Provision for Income Taxes

The provision for income taxes for the third quarter of 2015 totaled $2.8 million at an effective tax rate of 36.7%, compared to $3.1 million at an effective tax rate of 36.6% in the same quarter last year. The provision for income taxes for the first nine months of 2015 totaled $7.7 million at an effective tax rate of 36.3%, compared to $8.7 million at an effective tax rate of 36.6% for the first nine months of 2014. The decrease in the effective tax rate is primarily due to the expected increase in the amount of tax-exempt interest on municipal securities and loans in 2015. These provisions reflect accruals for taxes at the applicable rates for federal income tax and California franchise tax based upon reported pre-tax income, and adjusted for the effects of all permanent differences between income for tax and financial reporting purposes (such as earnings on qualified municipal securities, BOLI and certain tax-exempt loans). As a result, there are fluctuations in the effective rate from period to period based on the relationship of net permanent differences to income before tax.

We file a consolidated return in the U.S. Federal tax jurisdiction and a combined return in the State of California tax jurisdiction. There were no ongoing federal or state income tax examinations at the issuance of this report. In June 2015, the State of California completed its examination of the 2011 and 2012 corporate income tax returns, resulting in a minor adjustment. At September 30, 2015, neither the Bank nor Bancorp had accruals for interest and penalties related to unrecognized tax benefits.

FINANCIAL CONDITION SUMMARY

At September 30, 2015, assets totaled $1,882.8 million, an increase of $95.7 million when compared to $1,787.1 million at December 31, 2014. The primary components of the increase in assets was an increase in investment securities of $103.0 million, partially offset by a decrease of $6.1 million in cash and cash equivalents. New loan volume of approximately $139 million in the first nine months of 2015 was offset by pay-offs of approximately $132 million, and combined with utilization and amortization on existing loans resulted in no loan growth over December 31, 2014. Pay-offs included our borrowers' successful completion of several large construction projects, the sale of business and commercial real estate assets, and the resolution of problem credits. Our loan and deposit pipelines are presently robust, reflecting growth prospects in all of our markets.

Investment Securities

Investment securities in our portfolio that may be backed by mortgages having sub-prime or Alt-A features (certain privately issued CMOs) represent 0.3% of our total investment portfolio at September 30, 2015, compared to 1.0% at December 31, 2014.

We sold two privately issued CMOs available for sale and four held-to-maturity securities in 2015 with total proceeds of $2.6 million and realized a gain of $80 thousand. The sales of the held-to-maturity securities were due to evidence of significant deterioration of the municipality issuers' creditworthiness since purchase.

The table below summarizes our investment in obligations of state and political subdivisions at September 30, 2015 and December 31, 2014.

Page-47

	September 30, 2015			December 31, 2014
(dollars in thousands)	Amortized Cost	Fair Value	% of Total State and Political Subdivisions	Amortized Cost	Fair Value	% of Total State and Political Subdivisions
Within California:
General obligation bonds	$18,717	$18,868	18.6%	$18,556	$18,734	23.4%
Revenue bonds	17,016	17,370	16.9%	21,344	21,684	27.0%
Tax allocation bonds	5,494	5,592	5.5%	6,280	6,446	7.9%
Total in California	41,227	41,830	41.0%	46,180	46,864	58.3%

Outside California:
General obligation bonds	44,756	45,690	44.4%	22,549	23,680	28.5%
Revenue bonds	14,660	14,725	14.6%	10,429	10,457	13.2%
Total outside California	59,416	60,415	59.0%	32,978	34,137	41.7%

Total obligations of state and political subdivisions	$100,643	$102,245	100.0%	$79,158	$81,001	100.0%

The portion of the portfolio outside the state of California is distributed among eighteen states. The largest concentrations are in Washington (6.7%), Texas (6.4%), Ohio (4.9%), New Jersey (4.6%), and Wisconsin (4.6%). Revenue bonds, both within and outside California, primarily consisted of bonds relating to essential services (such as public improvements and utilities) and school district bonds.

Investments in states, municipalities and political subdivisions are subject to an initial pre-purchase credit assessment and ongoing monitoring. Key considerations include:

•	The soundness of a municipality’s budgetary position and stability of its tax revenues

•	Debt profile and level of unfunded liabilities, diversity of revenue sources, taxing authority of the issuer

•	Local demographics/economics including unemployment data, largest taxpayers and local employers, income indices and home values

•
For revenue bonds, the source and strength of revenue for municipal authorities including the obligor’s financial condition and reserve levels, annual debt service and debt coverage ratio, and credit enhancement (such as insurer’s strength)

•	Credit ratings by major credit rating agencies

Loans

New loan originations were strong at approximately $139 million in the first nine months of 2015, reflecting our success in sourcing commercial real estate and commercial/industrial loans from new and existing customers. Our long term strategy to diversify and grow has produced strong loan growth in several markets. Loan originations were offset by pay-offs of approximately $132 million resulting from the sale of real properties as customers took advantage of high valuations, the Bank's borrowers' successful completion of a number of large construction projects, and the resolution of problem credits.

Our residential loan portfolio does not include sub-prime loans, nor is it our practice to underwrite loans commonly referred to as "Alt-A mortgages," the characteristics of which are loans lacking full documentation, borrowers having low FICO scores or collateral compositions reflecting high loan-to-value ratios. Refer to Note 5 for the composition of outstanding loans by class.

Liabilities

In the first nine months of 2015, total liabilities increased $83.7 million to 1,670.8 million. At September 30, 2015, deposits totaled 1,635.5 million and grew $83.9 million over December 31, 2014. Non-interest-bearing deposits increased $81.4 million. CDARS time deposits increased $12.8 million from December 31, 2014, as Management

Page-48

made a strategic decision to bring back CDARS reciprocal deposits in the first quarter of 2015. While day-to-day deposit volatility continues, both average and ending balances are showing an upward trend.

Capital Adequacy

We are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a material effect on our consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, we must meet specific capital guidelines that involve quantitative measures of our assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and the Bank’s prompt corrective action classification are also subject to qualitative judgments by the regulators about components of capital, risk weightings and other factors. Prompt corrective action provisions are not directly applicable to bank holding companies.

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

In July 2013, the Board of Governors of the Federal Reserve, the FDIC and the Office of the Comptroller of the Currency, finalized regulatory capital rules known as "Basel III". The rules became effective beginning January 2015, and will be phased-in and become fully implemented by January 2019. The guidelines, among other things, changed the minimum capital requirements of bank holding companies, by increasing the Tier 1 capital to risk-weighted assets ratio to 6%, and introducing a new requirement to maintain a minimum ratio of common equity Tier 1 capital to risk-weighted assets of 4.5%. By 2019, when fully phased in, the rules will require further increases to certain minimum capital requirements and a capital conservation buffer of an additional 2.5% of risk-weighted assets. Basel III permits certain banks such as us to exclude accumulated other comprehensive income or loss from regulatory capital through a one-time election in the first quarter of 2015. As it was consistent with our existing treatment, there were no changes to our capital ratios as a result of making this election. In addition, there are other deductions from capital and changes to risk-weighting of assets. The changes that affected us most significantly include:

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

We have modeled our ratios under the fully phased-in Basel III rules and, based on present facts, we do not expect that we will be required to raise additional capital as a result of the fully phased-in rules.

To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, Tier 1 leverage, and common equity Tier 1 ratios as set forth in the second table below. The most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action as of September 30, 2015. There are no conditions or events since that notification that Management believes have changed the Bank’s categories and we expect the Bank to remain well capitalized under minimum requirements for capital adequacy in accordance with Basel III rules for prompt corrective action pursuant to Section 38 of the Federal Deposit Insurance Act on a fully phased-in basis.

The Bank’s and Bancorp’s capital adequacy ratios as of September 30, 2015 and December 31, 2014 are presented in the following tables. Bancorp's Tier 1 capital includes the subordinated debentures, which are not included at the Bank level. We continued to build capital in 2015 through the accumulation of net income.

Page-49

Capital Ratios for Bancorp (dollars in thousands)	Actual Ratio		Ratio to Capital Adequacy Purposes
September 30, 2015	Amount	Ratio	Amount		Ratio
Total Capital (to risk-weighted assets)	$222,926	14.00%	≥$127,410		≥ 8.0%
Tier 1 Capital (to risk-weighted assets)	$207,443	13.03%	≥$ 95,558		≥ 6.0%
Tier 1 Capital (to average assets)	$207,443	10.96%	≥$ 75,713		≥ 4.0%
Common Equity Tier 1 (to risk-weighted assets)	$202,737	12.73%	≥$ 71,668		≥ 4.5%

December 31, 2014
Total Capital (to risk-weighted assets)	$210,067	13.94%	≥ $	120,580	≥ 8.0%
Tier 1 Capital (to risk-weighted assets)	$193,956	12.87%	≥ $	60,290	≥ 4.0%
Tier 1 Capital (to average assets)	$193,956	10.62%	≥ $	73,079	≥ 4.0%

Capital Ratios for the Bank (dollars in thousands)	Actual Ratio		Ratio for Capital Adequacy Purposes			Ratio to be Well Capitalized under Prompt Corrective Action Provisions
September 30, 2015	Amount	Ratio	Amount		Ratio	Amount		Ratio
Total Capital (to risk-weighted assets)	$216,910	13.63%	≥$127,357		≥ 8.0%	≥$159,196		≥10.0%
Tier 1 Capital (to risk-weighted assets)	$201,427	12.65%	≥$ 95,517		≥ 6.0%	≥$127,357		≥ 8.0%
Tier 1 Capital (to average assets)	$201,427	10.65%	≥$ 75,687		≥ 4.0%	≥$ 94,608		≥ 5.0%
Common Equity Tier 1 (to risk-weighted assets)	$201,427	12.65%	≥$ 71,638		≥ 4.5%	≥$103,477		≥ 6.5%

December 31, 2014
Total Capital (to risk-weighted assets)	$206,465	13.70%	≥ $	120,553	≥ 8.0%	≥ $	150,692	≥ 10.0%
Tier 1 Capital (to risk-weighted assets)	$190,354	12.63%	≥ $	60,277	≥ 4.0%	≥ $	90,415	≥ 6.0%
Tier 1 Capital (to average assets)	$190,354	10.42%	≥ $	73,064	≥ 4.0%	≥ $	91,330	≥ 5.0%

Page-50

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

Management monitors our liquidity position daily. Our liquid assets totaled $332.2 million at September 30, 2015 which includes unencumbered available-for-sale securities and cash. We attract and retain new deposits, which depends upon the variety and effectiveness of our customer account products, service and convenience, and rates paid to customers; as well as, our financial strength. Any long-term decline in retail deposit funding would adversely impact our liquidity. Management regularly adjusts our investments in liquid assets based upon our assessment of expected loan demand, expected deposit flows, yields available on interest-earning securities and the objectives of our asset/liability management program. In addition, we have secured borrowing capacity through the FHLB and FRBSF that can be drawn upon. Management anticipates our current strong liquidity position and core deposit base will provide adequate liquidity to fund our operations.

As presented in the accompanying unaudited consolidated statements of cash flows, the sources of liquidity vary between periods. Our cash and cash equivalents at September 30, 2015 totaled $35.3 million, a decrease of $6.1 million from December 31, 2014. The primary sources of funds during the first nine months of 2015 included a net increase in deposits of $83.9 million, $88.1 million in proceeds from sales, pay-downs and maturities of investment securities, and $17.1 million net cash provided by operating activities. The primary uses of funds were $192.1 million in purchases of investment securities and cash dividends paid to common stockholders of $3.9 million.

In addition to cash and cash equivalents, we have substantial additional borrowing capacity as discussed in Note 6 to the consolidated financial statements.

Undisbursed loan commitments, which are not reflected on the consolidated statements of condition, totaled $375.5 million at September 30, 2015. This amount included $195.6 million under commercial lines of credit (these commitments are generally contingent upon customers maintaining specific credit standards), $125.1 million under revolving home equity lines, $38.9 million under undisbursed construction loans, $4.3 million under standby letters of credit, and a remaining $11.6 million under personal and other lines of credit. We have set aside an allowance for losses in the amount of $1.0 million for these commitments as of September 30, 2015, which is recorded in interest payable and other liabilities on the consolidated statements of condition. These commitments, to the extent used, are expected to be funded primarily through the repayment of existing loans, deposit growth and existing balance sheet liquidity. Over the next twelve months, $99.6 million of time deposits will mature. We expect these funds to be replaced with new deposits. Our emphasis on local deposits combined with our well capitalized equity position, provides a very stable funding base.

Since Bancorp is a holding company and does not conduct regular banking operations, its primary source of liquidity is dividends from the Bank. Under the California Financial Code, payment of a dividend from the Bank to Bancorp without advance regulatory approval is restricted to the lesser of the Bank’s retained earnings or the total of the Bank’s undistributed net profits from the previous three fiscal years. The primary uses of funds for Bancorp are shareholder dividends, interest payments on subordinated debentures and ordinary operating expenses.  Bancorp held $5.4 million of cash at September 30, 2015. Bancorp obtained dividend distributions from the Bank amounting to $6.5 million in the first nine months of 2015. These funds are deemed sufficient to cover Bancorp's operational needs and cash dividends to shareholders through the end of 2015. Management anticipates that there will be sufficient earnings at the Bank level to provide dividends to Bancorp to meet its funding requirements for the foreseeable future.

ITEM 3.     Quantitative and Qualitative Disclosure about Market Risk

Page-51

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

To mitigate interest rate risk, the structure of the Consolidated Statement of Condition is managed with the objective of correlating the impacts of interest rate changes on loans and investments with those of deposits and borrowings. The asset liability management policy sets limits on the acceptable amount of change to net interest income and economic value of equity in different interest rate environments.

From time to time, we enter into interest rate swap contracts to mitigate the changes in the fair value of specified long-term fixed-rate loans and firm commitments to enter into long-term fixed-rate loans caused by changes in interest rates. See Note 9 to the Consolidated Financial Statements in this Form 10-Q.

Exposure to interest rate risk is reviewed at least quarterly by ALCO and the Board of Directors. Simulation models are used to measure interest rate risk and to evaluate strategies to improve profitability. A simplified statement of condition is prepared on a quarterly basis as a starting point, using as inputs actual loans, investments, borrowings and deposits. If potential changes to net equity value and net interest income resulting from hypothetical interest rate changes are not within the limits established by the Board of Directors, Management may adjust the asset and liability mix to bring the risk position within approved limits.

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

Based on our most recent simulation, net interest income is projected to increase by approximately 4.1% in year one given an immediate 200 basis point increase in interest rates. For modeling purposes, the likelihood of a decrease in interest rates beyond 25 basis points as of September 30, 2015 was considered to be remote given prevailing low interest rate levels. The interest rate risk is within policy guidelines established by ALCO and the Board of Directors.

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

During the last fiscal quarter there was no significant change in our internal control over financial reporting that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

PART II       OTHER INFORMATION

ITEM 1         Legal Proceedings

We may be party to legal actions which arise from time to time as part of the normal course of our business.  We believe, after consultation with legal counsel, that we have meritorious defenses in these actions, and that litigation

Page-52

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

ITEM 2       Unregistered Sales of Equity Securities and Use of Proceeds

We did not have any unregistered sales or repurchases of our equity securities during the three months ended September 30, 2015.

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

Bank of Marin Bancorp
(registrant)

November 9, 2015	/s/ Russell A. Colombo
Date	Russell A. Colombo
President &
Chief Executive Officer
(Principal Executive Officer)

November 9, 2015	/s/ Tani Girton
Date	Tani Girton
Executive Vice President &
Chief Financial Officer
(Principal Financial Officer)

November 9, 2015	/s/ Cecilia Situ
Date	Cecilia Situ
First Vice President &
Manager of Finance & Treasury
(Principal Accounting Officer)

Page-56