Form 10-K
period 2015-12-31
Bank of Marin Bancorp
filed 2016-03-11
CIK 1403475

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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
Yes   ☐         No  ☒

As of June 30, 2015, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the voting common equity held by non-affiliates, based upon the closing price per share of the registrant's common stock as reported by the NASDAQ, was approximately $293 million. For the purpose of this response, directors and certain officers of the Registrant are considered the affiliates at that date.

As of February 29, 2016, there were 6,078,363 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on May 17, 2016 are incorporated by reference into Part III.

TABLE OF CONTENTS

PART I		Page-4

Forward-Looking Statements		Page-4

ITEM 1.	BUSINESS	Page-4
ITEM 1A.	RISK FACTORS	Page-11
ITEM 1B.	UNRESOLVED STAFF COMMENTS	Page-20
ITEM 2.	PROPERTIES	Page-20
ITEM 3.	LEGAL PROCEEDINGS	Page-20
ITEM 4.	MINE SAFETY DISCLOSURES	Page-20

PART II		Page-21

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	Page-21
ITEM 6.	SELECTED FINANCIAL DATA	Page-23
ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	Page-24
	Forward-Looking Statements	Page-24
	Executive Summary	Page-24
	Critical Accounting Policies	Page-26

	Net Interest Income	Page-26
	Provision for Loan Losses	Page-29
	Non-Interest Income	Page-30
	Non-Interest Expense	Page-31
	Provision for Income Taxes	Page-32

	FINANCIAL CONDITION	Page-33
	Investment Securities	Page-33
	Loans	Page-35
	Allowance for Loan Losses	Page-37
	Other Assets	Page-41
	Deposits	Page-42
	Borrowings	Page-43
	Deferred Compensation Obligations	Page-43
	Off Balance Sheet Arrangements and Commitments	Page-44
	Capital Adequacy	Page-44
	Liquidity	Page-44
	Selected Quarterly Financial Data	Page-46

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	Page-46

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Page-48

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

Forward-looking statements are based on Management's current expectations regarding economic, legislative, and regulatory issues that may affect our earnings in future periods. A number of factors—many of which are beyond Management’s control—could cause future results to vary materially from current Management expectations. Such factors include, but are not limited to, general economic conditions and the economic uncertainty in the United States and abroad, including changes in interest rates, deposit flows, real estate values, and expected future cash flows on loans and securities; integration of acquisitions and competition; changes in accounting principles, policies or guidelines; changes in legislation or regulation; adverse weather conditions, including the drought in California; and other economic, competitive, governmental, regulatory and technological factors affecting our operations, pricing, products and services.

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

ITEM 1        BUSINESS

Bank of Marin (the “Bank”) was incorporated in August 1989, received its charter from the California Superintendent of Banks (now the California Department of Business Oversight or "DBO") and commenced operations in January 1990. The Bank is an insured bank under the Federal Deposit Insurance Corporation (“FDIC”). On July 1, 2007 (the “Effective Date”), a bank holding company reorganization was completed whereby Bank of Marin Bancorp (“Bancorp”) became the parent holding company for the Bank, the sole and wholly-owned subsidiary of Bancorp. On the Effective Date, each outstanding share of Bank of Marin common stock was converted into one share of Bank of Marin Bancorp common stock. Bancorp is listed at NASDAQ under the ticker symbol BMRC, which was formerly used by the Bank. Prior to the Effective Date, the Bank filed reports and proxy statements with the FDIC pursuant to Section 12 of the 1934 Act. Upon formation of the holding company, Bancorp became subject to regulation under the Bank Holding Company Act of 1956, as amended, which subjects Bancorp to Federal Reserve Board reporting and examination requirements, and Bancorp now files 1934 Act reports with the Securities and Exchange Commission.

References in this report to “Bancorp” mean Bank of Marin Bancorp, parent holding company for the Bank. References to “we,” “our,” “us” mean the holding company and the Bank that are consolidated for financial reporting purposes.

Virtually all of our business is conducted through Bancorp's subsidiary, Bank of Marin, which is headquartered in Novato, California. In addition to our headquarters office, we operate through twenty offices in Marin, Sonoma, San Francisco, Napa and Alameda counties, with a strong emphasis on supporting the local communities. Our customer base is made up of business and personal banking relationships from the communities near the branch office locations. Our business banking focus is on small to medium-sized businesses, professionals and not-for-profit organizations.

We offer a broad range of commercial and retail deposit and lending programs designed to meet the needs of our target markets. Our lending categories include commercial real estate loans, commercial and industrial loans,

Page-4

construction financing, consumer loans, and home equity lines of credit. Merchant card services are available for our business customers. Through third party vendors, we offer a proprietary Visa® credit card product combined with a rewards program to our customers, a Business Visa® program, a leasing program for commercial equipment financing, and cash management sweep services.

We offer a variety of personal and business checking and savings accounts, and a number of time deposit alternatives, including time certificates of deposit, Individual Retirement Accounts (“IRAs”), Health Savings Accounts, Certificate of Deposit Account Registry Service® ("CDARS") and Insured Cash Sweep® ("ICS") accounts. CDARS and ICS are part of a network through which we offer full FDIC insurance coverage in excess of the regulatory maximum by placing deposits in multiple banks participating in the network. We also offer mobile banking, remote deposit capture, Automated Clearing House services (“ACH”), fraud prevention services including Positive Pay for Checks, ACH, Apple Pay®, peer-to-peer funds transfer, and image lockbox services. A valet deposit pick-up service is available to our professional and business clients.

Automated teller machines (“ATM's”) are available at each retail branch location. Our ATM network is linked to the PLUS, CIRRUS and NYCE networks, as well as to a network of nation-wide surcharge-free ATM's called MoneyPass. We also offer our depositors 24-hour access to their accounts by telephone and through our internet banking products available to personal and business account holders.

We offer Wealth Management and Trust Services (“WMTS”) which include customized investment portfolio management, trust administration, estate settlement, custody services, and advice on charitable giving. We also offer 401(k) plan services to small and medium-sized businesses through a third party vendor.

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

Market Area

Our primary market area consists of Marin, San Francisco, Napa, Sonoma and Alameda counties. Our customer base is primarily made up of business, not-for-profit and personal banking relationships within these market areas.

We attract deposit relationships from individuals, merchants, small to medium-sized businesses, not-for-profit organizations and professionals who live and/or work in the communities comprising our market areas. As of December 31, 2015, approximately 67% of our deposits are in Marin County and southern Sonoma County, and approximately 56% of our deposits are from businesses and 44% from individuals.

Competition

The banking business in California generally, and in our market area specifically, is highly competitive with respect to attracting both loan and deposit relationships. The increasingly competitive environment is affected by changes in regulation, interest rates, technology and product delivery systems, and consolidation among financial service providers. The banking industry is seeing strong competition for quality loans, with larger banks expanding their activities to attract businesses that are traditionally community bank customers. In all of our five counties, we have significant competition from nationwide banks with much larger branch networks and greater financial resources, as well as credit unions and other independent banks.

Page-5

In Marin County we have the third largest market share of total deposits at 10.1%, according to the Deposit & Market Share Report from the California Banksite Corporation based upon the FDIC deposit market share data as of June 30, 2015. A significant driver of our franchise value is the growth and stability of our checking deposits, a low-cost funding source for our loan portfolio. We are building our presence in the Sonoma, Napa, Alameda and San Francisco markets.

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

In order to compete with the numerous, and often larger, financial institutions in our primary market area, we use, to the fullest extent possible the flexibility and rapid response capabilities that derive from our independent status, local leadership and local decision making. Our competitive advantages also include an emphasis on personalized service, extensive community involvement, philanthropic giving, local promotional activities and strong relationships with our customers. The commitment and dedication of our directors, officers and staff have also contributed greatly to our success in competing for business.

Employees

At December 31, 2015, we employed 259 full-time equivalent (“FTE”) staff. The actual number of employees, including part-time employees, at year-end 2015 included five executive officers, 105 other corporate officers and 164 staff. None of our employees are presently represented by a union or covered by a collective bargaining agreement. We believe that our employee relations are good. We have been recognized as one of the “Best Places to Work” by the North Bay Business Journal and as a "Top Corporate Philanthropist” by the San Francisco Business Times for many years.

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

As a state chartered bank, we are subject to regulation, supervision and examination by the DBO. We are also subject to regulation, supervision and periodic examination by the FDIC. If, as a result of an examination of the Bank, the

Page-6

FDIC or the DBO should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of our operations are unsatisfactory, or that we have violated any law or regulation, various remedies are available to those regulators including issuing a “cease and desist” order, monetary penalties, restitution, restricting our growth or removing officers and directors.

The Bank addresses the many state and federal regulations it is subject to through a comprehensive compliance program that addresses the various risks associated with these issues.

Dividends

The payment of cash dividends by the Bank to Bancorp is subject to restrictions set forth in the California Financial Code (the “Code”) in addition to regulations and policy statements of the FRB. Prior to any distribution from the Bank to Bancorp, a calculation is made to ensure compliance with the provisions of the Code and to ensure that the Bank remains within capital guidelines set forth by the DBO and the FDIC. Management anticipates that there will be sufficient earnings at the Bank level to provide dividends to Bancorp to meet its cash requirements for 2016. See also Note 9 to the Consolidated Financial Statements, under the heading “Dividends” in Item 8 of this report.

FDIC Insurance Assessments

Our deposits are insured by the FDIC to the maximum amount permitted by law, which is currently $250,000 per depositor, based on the 2010 Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”).

Our FDIC insurance assessment base is quarterly average consolidated total assets minus average tangible equity, defined as Common Equity Tier 1 Capital. Assessment rates are between 2.5 and 9 basis points annually on the assessment base for banks in the lowest risk category and 30 to 45 basis points for banks in the highest risk category. In deriving the risk categories, the FDIC uses a bank's capital level, supervisory ratios and other financial measures to determine a bank's ability to withstand financial stress.

Community Reinvestment Act

The Community Reinvestment Act (“CRA”) was enacted in 1977 to encourage financial institutions to meet the credit needs of the communities where they are chartered. All banks and thrifts have a continuing and affirmative obligation, consistent with safe and sound operations, to help meet the credit needs of their entire communities, including low and moderate income neighborhoods. Regulatory agencies rate each bank's performance in assessing and meeting these credit needs. The Bank is committed to serving the credit needs of the communities in which we do business, and it is our policy to respond to all creditworthy segments of our market. As part of its CRA commitment, the Bank maintains strong philanthropic ties to the community. We invest in affordable housing funds that help economically disadvantaged individuals and residents of low- and moderate-income census tracts, in each case consistent with our long-established prudent underwriting practices. We also donate to and volunteer with organizations in our communities that serve small businesses or low-and moderate-income communities or individuals that offer educational and health programs to economically disadvantaged students and families, community development service and affordable housing programs. We provide CRA reportable small business, small farm and community development loans within our assessment areas. The CRA requires a depository institution's primary federal regulator, in connection with its examination of the institution, to assess the institution's record in meeting CRA requirements. The regulatory agency's assessment of the institution's record is made available to the public. The record is taken into consideration when the institution establishes a new branch that accepts deposits, relocates an office, applies to merge or consolidate, or expands into other activities. The FDIC's last CRA performance examination, completed in May 2015, was performed under the large bank requirements and was assigned a rating of “Satisfactory”.

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

Page-7

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

Consumer Protection Regulations

Our lending activities are subject to a variety of statutes and regulations designed to protect consumers, including the CRA, Home Mortgage Disclosure Act, Fair Credit Reporting Act, Fair Lending, Equal Credit Opportunity Act, the Fair Housing Act, Truth-in-Lending Act ("TILA"), and the Real Estate Settlement Procedures Act ("RESPA"). Our deposit operations are also subject to laws and regulations that protect consumer rights including Expedited Funds Availability, Truth in Savings, and Electronic Funds Transfers. Other regulatory requirements include: the Unfair, Deceptive or Abusive Acts and Practices ("UDAAP"), Dodd-Frank Act, Right To Financial Privacy and Privacy of Consumer Financial Information. Additional rules govern check writing ability on certain interest earning accounts and prescribe procedures for complying with administrative subpoenas of financial records.

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

Capital Requirements

The FRB and the FDIC have adopted risk-based capital guidelines for bank holding companies and banks. Bancorp's ratios exceed the required minimum ratios for capital adequacy purposes and the Bank meets the definition for "well capitalized." Undercapitalized depository institutions may be subject to significant restrictions. Payment of dividends could be restricted or prohibited, with some exceptions, if the Bank were categorized as "critically undercapitalized" under applicable FDIC regulations.

In July 2013, the Federal banking regulators approved a final rule to implement the revised capital adequacy standards of the Basel Committee on Banking Supervision, commonly called Basel III, and to address relevant provisions of the Dodd-Frank Act. The final rule strengthens the definition of regulatory capital, increases risk-based capital requirements, makes selected changes to the calculation of risk-weighted assets, and adjusts the prompt corrective action thresholds. We became subject to the new rule on January 1, 2015 and certain provisions of the new rule will be phased in over the period of 2015 through 2019. We have modeled our ratios under the finalized Basel III rules and we do not expect that we will be required to raise additional capital when the new rules fully phase in. For further information on our risk-based capital positions and the effect of the new Basel III rules, see Note 16 to the Consolidated Financial Statements in Item 8 of this Form 10-K.

The Dodd-Frank Wall Street Reform and Consumer Protection Act

Page-8

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

Incentive Compensation

Page-9

The Dodd-Frank Act requires the federal bank regulators and the Securities and Exchange Commission ("SEC") to establish joint regulations or guidelines prohibiting incentive-based payment arrangements at specified regulated entities, including us and our bank, having at least $1 billion in total assets that encourage inappropriate risks by providing an executive officer, employee, director or principal stockholder with excessive compensation, fees, or benefits or that could lead to material financial loss to the entity. In addition, these regulators must establish regulations or guidelines requiring enhanced disclosure to regulators of incentive-based compensation arrangements. The agencies proposed such regulations in April 2011, but the regulations have not been finalized. If the regulations are adopted in the form initially proposed, they will impose limitations on the manner in which we may structure compensation for our executives.

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

Corporate Secretary
Bank of Marin Bancorp
504 Redwood Boulevard, Suite 100
Novato, CA 94947
415-763-4523

Page-10

ITEM 1A      RISK FACTORS

We assume and manage a certain degree of risk in order to conduct our business. The material risks and uncertainties that Management believes may affect our business are listed below. The list is not exhaustive; additional risks and uncertainties that Management is not aware of, or focused on, or currently deems immaterial may also impair business operations. If any of the following risks, or risks that have not been identified, actually occur, our financial condition, results of operations, and stock trading price could be materially and adversely affected. We manage these risks by promoting sound corporate governance practices, which includes but is not limited to, establishing policies and internal controls, and implementing internal review processes. Before making an investment decision, investors should carefully consider the risks, together with all of the other information included or incorporated by reference in this Annual Report on Form 10-K and our other filings with the SEC. This report is qualified in its entirety by these risk factors.

Earnings are Significantly Influenced by General Business and Economic Conditions

We are subject to changes in general economic conditions that remain uncertain. The economic environment is affected by political uncertainty, changes in fiscal and monetary policy, and uncertainty in the economies of Europe and emerging markets, such as China, which could adversely and materially affect our business. Economic conditions have led to prolonged low interest rates, particularly medium and longer-term rates, which may have a long-term impact on the composition of our earning assets and our net interest margin. Among other things, a period of prolonged lower rates has caused prepayments to increase as our customers sought to refinance existing loans, which resulted in a decrease in the weighted average yield of our earning assets and variability in our net interest income. Furthermore, financial institutions continue to be affected by a stricter regulatory environment. While unemployment rates in our core market areas have continued to improve and are below the average California state rate, there can be no assurance that the recent economic improvement is sustainable or that the creditworthiness of our borrowers will not deteriorate.1

Weakness in real estate values and home sale volumes, financial stress on borrowers, including job losses, and customers' inability to pay debt could adversely affect our financial condition and results of operations in the following ways:

•	Demand for our products and services may decline;

•	Low cost or non-interest bearing deposits may decrease;

•	Collateral for our loans, especially real estate, may decline in value;

•	Loan delinquencies, problem assets and foreclosures may increase;

•	Investment securities may become impaired.

Interest Rate Risk is Inherent in Our Business

Our earnings and cash flows are largely dependent upon our net interest income. Net interest income is the difference between interest income earned on interest-earning assets, such as loans and securities, and interest expense paid on interest-bearing liabilities, such as deposits and borrowed funds. Interest rates are sensitive to many factors outside of our control, including general economic conditions and the policies of various governmental and regulatory agencies and, in particular, the FRB, which regulates the supply of money and credit in the United States. Changes in monetary policy, including changes in interest rates, can influence not only the interest we receive on loans and securities and interest we pay on deposits and borrowings, but can also affect (i) our ability to originate loans and obtain deposits, (ii) the fair value of our financial assets and liabilities, and (iii) the average duration of our securities and loan portfolios. Our portfolio of securities will generally decline in value if market interest rates increase, and increase in value if market interest rates decline. Our mortgage-backed securities are also subject to prepayment risk when interest rates fall, and subject to borrowers' credit risk when rates rise.

In December 2015, the Federal Open Market Committee of the FRB (“FOMC”) increased the federal funds target rate by 25 basis points (basis points are equal to one hundredth of a percentage point) for the first time in seven years, from a historically low range of 0% to 0.25% to 0.25% to 0.50% currently. However, growing uncertainty about the durability of the U.S. economy's expansion and the Bank of Japan and European Central Bank's recent actions to cut interest rates into negative territory has complicated FOMC's future interest rate planning policy. There was no interest rate action in FOMC's first meeting of 2016 and it is widely expected
____________________________________________________________________________________________
1 Unemployment rates were based on the latest available labor market information from the California Employment Development Department. December 2015 results show that the unemployment rate in Marin County was the lowest in California at 3.2%. The unemployment rates in San Francisco, Sonoma, Napa and Alameda County were 3.3%, 4.2%, 5.1% and 4.3%, respectively, compared to the state of California of 5.8%.

Page-11

that the FOMC will not raise interest rates until they are confident that GDP growth returns to at least 2% from the 0.7% in the fourth quarter of 2015. The FRB's sizable holdings of longer-term securities have placed and will continue to place downward pressure on longer-term interest rates, and hence our net interest margin. Our net interest income is hampered by a flat or falling rate environment, and the prolonged low level of interest rates has resulted in significant net interest margin compression over the last several years. Our 2016 net interest margin may continue to compress due to repricing on loans and securities, if the prevailing market interest rates do not increase.

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

Banks and Bank Holding Companies are Subject to Extensive Government Regulation and Supervision

Bancorp and the Bank are subject to extensive federal and state governmental supervision, regulation and control. Holding company regulations affect the range of activities in which Bancorp is engaged. Banking regulations affect the Bank's lending practices, capital structure, investment practices and dividend policy, and compliance costs among other things. Future legislative changes or interpretations may also alter the structure and competitive relationship among financial institutions. Legislation is regularly introduced in the U.S. Congress and the California Legislature which could affect our operating environment in substantive ways. The nature and extent of future legislative and regulatory changes affecting us are unpredictable at this time.

The historic disruptions in the financial marketplace during the recent recession have prompted the Obama administration to reform financial market regulation. This reform includes additional regulations over consumer financial products, bond rating agencies and the creation of a regime for regulating systemic risk across all types of financial service firms. Further restrictions on financial service companies may adversely affect our results of operations and financial condition, as well as increase our compliance risk.

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

The broader outcome of the enacted legislation and related measures undertaken to alleviate the aftermaths of the credit crisis is uncertain. The capital and credit markets experienced volatility and disruption at unprecedented levels in the last credit crisis. In some cases, the markets have produced downward pressure on credit availability for certain

Page-12

issuers without regard to those issuers' underlying financial strength. If similar disruptions and volatility return, there can be no assurance that we will not experience an adverse effect on our ability to access credit or capital.

Intense Competition with Other Financial Institutions to Attract and Retain Banking Customers

We are facing significant competition for customers from other banks and financial institutions located in the markets that we serve. We compete with commercial banks, saving banks, credit unions, non-bank financial services companies and other financial institutions operating within or near our service areas. Some of our non-bank competitors and peer-to-peer lenders may not be subject to the same extensive regulations as we are, giving them greater flexibility in competing for business. We anticipate intense competition will continue for the coming year due to the consolidation of many financial institutions and more changes in legislature, regulation and technology. National and regional banks much larger than our size have entered into our market through acquisitions and they may be able to benefit from economies of scale through their wider branch networks, more prominent national advertising campaigns, lower cost of borrowing, capital market access and sophisticated technology infrastructures. Further, intense competition for creditworthy borrowers could lead to loan rate concession pressure or affect our ability to generate profitable loans.

Going forward, we may see continued competition in the industry as competitors seek to expand market share in more profitable and less risky customer segments. Further, if equity markets rebound, our deposit customers may perceive alternative investment opportunities as providing superior expected returns. Recent recovery in the real estate market also supports the sale of real estate that collateralizes our loans, leading to payoff activity. Technology and other changes have made it more convenient for bank customers to transfer funds into alternative investments or other deposit accounts such as online virtual banks and non-bank service providers. Efforts and initiatives we may undertake to retain and increase deposits, including deposit pricing, can increase our costs. When our customers move money into higher yielding deposits or alternative investments, we may lose a relatively inexpensive source of funds, thus increasing our funding costs through more expensive wholesale borrowings.

Negative Conditions Affecting Real Estate May Harm Our Business

Concentration of our lending activities in the California real estate sector could negatively affect our results of operations if adverse changes in our lending area occur or intensify. Although we do not offer traditional first mortgages, nor have sub-prime or Alt-A residential loans or significant amounts of securities backed by such loans in the portfolio, we are not immune to volatility in those markets. Approximately 85% of our loans were secured by real estate at December 31, 2015, of which 66% were secured by commercial real estate and the remaining 19% by residential real estate. Real estate valuations are influenced by demand, and demand is driven by factors such as employment rates and interest rates.

Loans secured by commercial real estate include those secured by office buildings, owner-user office/warehouses, mixed-use residential/commercial properties and retail properties. In general, 2015 office, industrial and retail vacancy rates remained largely unchanged in Marin County, fell in Sonoma County and increased slightly in Napa County based on the latest available real estate information from Keegan & Coppin Company, Inc. There can be no assurance that the companies or properties securing our loans will generate sufficient cash flows to allow borrowers to make full and timely loan payments to us. In the event of default, the collateral value may not cover the outstanding amount due to us, especially during real estate market downturns.

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

Severe Weather, Natural Disasters or Other Climate Change Related Matters Could Significantly Affect Our Business

Our primary market is located in an earthquake-prone zone in northern California, which is also subject to other weather or disasters, such as severe rainstorms, wildfire, drought or flood. These events could interrupt our business operations

Page-13

unexpectedly. Climate-related physical changes and hazards could also pose credit risks for us. For example, our borrowers may have collateral properties or operations located in coastal areas at risk to a rise in sea level or affected by the severe drought in California. The properties pledged as collateral on our loan portfolio could also be damaged by tsunamis, floods, earthquakes or wildfires and thereby the recoverability of loans could be impaired. A number of factors can affect credit losses, including the extent of damage to the collateral, the extent of damage not covered by insurance, the extent to which unemployment and other economic conditions caused by the natural disaster adversely affect the ability of borrowers to repay their loans, and the cost of collection and foreclosure to us. Lastly, there could be increased insurance premiums and deductibles, or a decrease in the availability of coverage, due to severe weather-related losses. The ultimate outcome on our business of a natural disaster, whether or not caused by climate change, is difficult to predict.

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

In December 2012, the Financial Accounting Standards Board (“FASB”) issued a proposed Accounting Standards Update, Financial Instruments: Credit Losses, which establishes a new impairment framework also known as the "current expected credit loss model." In contrast to the incurred loss model currently used by financial entities like Bancorp, the current expected credit loss model requires an allowance be recognized based on the expected credit losses (i.e. all contractual cash flows that the entity does not expect to collect from financial assets or commitments to extend credit). It requires the consideration of more forward-looking information than is permitted under current U.S. generally accepted accounting principles. In addition to relevant information about past events and current conditions, such as borrowers’ current creditworthiness, quantitative and qualitative factors specific to borrowers, and the economic environment in which the entity operates, the new model requires consideration of reasonable and supportable forecasts that affect the expected collectability of the financial assets’ remaining contractual cash flows, and evaluation of the forecasted direction of the economic cycle, as well as time value of money. This proposed impairment framework is expected to have wide reaching implications to financial institutions. The allowance for loan losses may increase due to a larger volume of financial assets that fall within the scope of the proposed model, which may adversely affect earnings and lead to higher capital requirements. The FASB continued to deliberate the proposed update at its December 31, 2015 meeting, and the full effect of the implementation of this new model is unknown until the proposed guidance is finalized.

Non-performing Assets Take Significant Time to Resolve and Adversely Affect Results of Operations and Financial Condition.

While we have significantly reduced non-performing assets, such assets may adversely affect our net income in the future. We might incur losses relating to non-performing assets if their collateral values deteriorate. Historically, we have not recorded interest income on non-accrual loans, which adversely affects our interest income and increases our loan administration costs. When we take collateral in foreclosures and similar proceedings, we are required to mark the related loan to the fair value of the collateral, which may result in a loss. While we have managed our problem

Page-14

assets through workouts, restructurings and other proactive credit management, decreases in the value of the assets, underlying collateral, or borrowers' performance or financial conditions, whether or not due to economic and market conditions beyond our control, could adversely affect our business, results of operations and financial condition. In addition, the resolution of non-performing assets can distract Management from other responsibilities. There can be no assurance that we will not experience further increases in non-performing assets in the future.

Securities May Lose Value due to Credit Quality of the Issuers

We invest in debentures issued by government-sponsored enterprises ("GSE"), such as Federal Home Loan Bank ("FHLB"), Federal National Mortgage Association (“FNMA”), Federal Home Loan Mortgage Corporation ("FHLMC"), and Federal Farm Credit Bank. While we consider them to have low credit risk as they carry the implicit backing of the U.S. Government, they are not direct obligations of the U.S. Government. GSE debt is sponsored but not guaranteed by the federal government, whereas government agencies such as Government National Mortgage Association ("GNMA") are divisions of the government whose securities are backed by the full faith and credit of the United States.
We also hold mortgage-backed securities (“MBS”) securities issued by FNMA and FHLMC. Since 2008, both FNMA and FHLMC have been under a U.S. Government conservatorship. As a result, the mortgage-backed securities (“MBS”) issued by FNMA and FHLMC have benefited from this government support. However, there are political pressures to phase out the governmental support via privatization or to wind down FNMA and FHLMC and uncertainty as to the termination of conservatorship of FNMA and FHLMC remains.

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

Unexpected Early Termination of Interest Rate Swap Agreements May Affect Earnings

We have entered into interest-rate swap agreements, primarily as an asset/liability risk management tool, in order to mitigate the changes in the fair value of specified long-term fixed-rate loans and firm commitments to enter into long-term fixed-rate loans caused by changes in interest rates. These hedges allow us to offer long-term, fixed-rate loans to customers without assuming the interest rate risk of a long-term asset by swapping our fixed-rate interest stream for a floating-rate interest stream. In the event of default by the borrowers on our hedged loans, we may have to terminate these designated interest-rate swap agreements early, resulting in prepayment penalties charged by our counterparties and negatively affect our earnings.

Growth Strategy or Potential Future Acquisitions May Produce Unfavorable Outcomes

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

Our growth strategic plan also includes merger and acquisition possibilities that either enhance our market presence or have potential for improved profitability through financial management, economies of scale or expanded services. We may incur significant acquisition related expenses either during the due diligence phase of acquisition targets or during integration of the acquirees. These expenses may negatively impact our earnings prior to realizing the benefits of acquisitions. We may also be exposed to difficulties in combining the operations of acquired institutions into our own operations, which may prevent us from achieving the expected benefits from our acquisition activities. Our earnings, financial condition and prospects after a merger will depend in part on our ability to integrate the operations and management of the acquired institution while continuing to implement other aspects of our business plan. Inherent uncertainties exist in integrating the operations of an acquired institution and there is no assurance that we will be able to do so successfully. Among the issues that we could face are:

Page-15

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

We May Not Be Able to Attract and Retain Key Employees

Our success depends, in large part, on our ability to attract and retain key people. Competition for the best people in most activities engaged by us has been intense, especially in light of the recent improvement in the job market, and we may not be able to hire skilled people or retain them. We do not have non-compete agreements with any of our senior officers. The unexpected loss of key personnel could have an unfavorable affect on our business because of the skills, knowledge of our market, years of industry experience and difficulty of promptly finding qualified replacement personnel.

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

The Value of Goodwill and Other Intangible Assets May Decline in the Future

As of December 31, 2015, we had goodwill totaling $6.4 million and a core deposit intangible asset totaling $3.1 million from the NorCal acquisition (the “NorCal Acquisition”). A significant decline in expected future cash flows, a significant adverse change in the business climate, slower growth rates or a significant and sustained decline in the price of our common stock could necessitate taking charges in the future related to the impairment of goodwill or other intangible assets. If we were to conclude that a future write-down of goodwill or other intangible assets is necessary, we would record the appropriate charge, which could have a material adverse effect on our business, financial condition and results of operations.

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

Page-16

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

Risks Associated with Cyber Security Could Negatively Affect Our Earnings and Reputation

Our business requires the secure e-management of sensitive client and bank information. We work diligently through implementing security measures that make our communications and information systems safe to conduct business. Cyber threats such as social engineering, ransomware, and phishing emails are more prevalent now than ever before. These incidents include intentional and unintentional events that may present threats to digital systems that are designed to disrupt operations, corrupt data, release sensitive information or cause denial-of-service attacks. A cyber security breach of systems operated by the Bank, merchants, vendors, customers, or externally publicized breaches of other financial institutions may significantly harm our reputation, result in a loss of customer business, subject us to regulatory scrutiny, or expose us to civil litigation and financial liability. While we have systems and procedures designed to prevent security breaches, we cannot be certain that advances in criminal capabilities, physical system or network break-ins or inappropriate access will not compromise or breach the technology protecting our networks or proprietary client information.

We Rely on Third-Party Vendors for Important Aspects of Our Operation

We depend on the accuracy and completeness of information and systems provided by certain key vendors, including but not limited to data processing, payroll processing, technology support, investment safekeeping and accounting. In particular, we outsource core processing to Fidelity Information Services ("FIS"), a leading financial services solution provider, which allows us access to competitive technology offerings without having to directly invest in their development. Our ability to operate, as well as our financial condition and results of operations, could be negatively affected in the event of an interruption of an information system, an undetected error, a cyber breach, or in the event of a natural disaster whereby certain vendors are unable to maintain business continuity.

Failure of Correspondent Banks and Counterparties May Affect Liquidity

In the economic downturn, the financial services industry in general was materially and adversely affected by the credit crisis. We have witnessed failures and consolidations of banks in the industry in recent years. We rely on our correspondent banks for lines of credit, which can be revoked unexpectedly. We also have two correspondent banks as counterparties in our derivative transactions (see Note 15 to the Consolidated Financial Statements in item 8 in this Form 10-K). While we regularly monitor the financial health of our correspondent banks and we have diverse sources of liquidity, should any one of our correspondent banks become financially impaired, our available credit may decline and/or they may be unable to honor their commitments.

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

Page-17

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

The Trading Volume of Bancorp's Common Stock is Less than That of Other, Larger Financial Services Companies

Our common stock is listed on the NASDAQ Capital Market exchange. Our trading volume is less than that of nationwide or larger regional financial institutions. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence of willing buyers and sellers of common stock at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which we have no control. Given the low trading volume of our common stock, significant trades of our stock in a given time, or the expectations of these trades, could cause volatility in the stock price.

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

In particular, the capital requirements applicable to us under the recently adopted capital rules implementing the Basel III capital framework in the United States began to be phased-in on January 1, 2015. As these new rules take effect,

Page-18

we will be required to satisfy additional, more stringent, capital adequacy standards than we have in the past. In addition, if we become subject to annual stress testing requirements, our stress test results may have the effect of requiring us to comply with even greater capital requirements. While we currently meet the requirements of the new Basel III-based capital rules on a fully implemented basis, we may eventually fail to do so. In addition, these requirements could have a negative affect on our ability to lend, grow deposit balances, make acquisitions or make capital distributions in the form of dividends or share repurchases. Higher capital levels could also lower our return on equity.

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

The Small to Medium-sized Businesses that we Lend to may have Fewer Resources to Weather Adverse Business Developments, which may Impair a Borrower's Ability to Repay a Loan, and such Impairment could Adversely Affect our Results of Operations and Financial Condition

We focus our business development and marketing strategy primarily on small to medium-sized businesses. Small to medium-sized businesses frequently have smaller market shares than their competition, may be more vulnerable to economic downturns, often need substantial additional capital to expand or compete and may experience substantial volatility in operating results, any of which may impair a borrower's ability to repay a loan. In addition, the success of a small and medium-sized business often depends on the management talents and efforts of one or two people or a small group of people, and the death, disability or resignation of one or more of these people could adversely affect the business and its ability to repay its loan. If general economic conditions negatively affect the California markets in which we operate and small to medium-sized businesses are adversely affected or our borrowers are otherwise affected by adverse business developments, our business, financial condition and results of operations may be negatively affected.

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

Page-19

Based on past experience, we believe that our deposit accounts are relatively stable sources of funds. If we increase interest rates paid to retain deposits, our earnings may be adversely affected, which could have an adverse effect on our business, financial condition and results of operations.

Any decline in available funding could adversely affect our ability to originate loans, invest in securities, meet our expenses, pay dividends to our shareholders or to fulfill obligations such as repaying our borrowings or meeting deposit withdrawal demands, any of which could have a material adverse impact on our liquidity, business, financial condition and results of operations.

ITEM 1B      UNRESOLVED STAFF COMMENTS

None

ITEM 2     PROPERTIES

We lease our corporate headquarters building in Novato, California, which houses substantial loan production, operations and administration.  We also lease other branch or office facilities within our primary market areas in the cities of Corte Madera, San Rafael, Novato, Sausalito, Mill Valley, Tiburon, Greenbrae, Petaluma, Santa Rosa, Sonoma, Napa, San Francisco, Alameda and Oakland.  We consider our properties to be suitable and adequate for our needs. For additional information on properties, see Notes 5 and 13 to the Consolidated Financial Statements included in Item 8 of this report.

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

Page-20

PART II

ITEM 5      MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Bancorp common stock trades on the NASDAQ Capital Market under the symbol BMRC. At February 29, 2016, 6,078,363 shares of Bancorp's common stock, no par value, were outstanding and held by approximately 2,327 holders of record and beneficial owners. The following table sets forth, for the periods indicated, the range of high and low intra-day sales prices of Bancorp's common stock.

Calendar	2015		2014
Quarter	High	Low	High	Low
1st Quarter	$52.96	$48.63	$46.09	$41.59
2nd Quarter	$53.00	$45.81	$47.97	$42.49
3rd Quarter	$52.89	$46.81	$49.32	$44.01
4th Quarter	$56.77	$47.75	$53.63	$45.35

The table below shows cash dividends paid to common shareholders on a quarterly basis in the last two fiscal years.

Calendar	2015		2014
Quarter	Per Share	Dollars	Per Share	Dollars
1st Quarter	$0.22	$1,307	$0.19	$1,120,000
2nd Quarter	$0.22	$1,313	$0.19	$1,123,000
3rd Quarter	$0.22	$1,316	$0.20	$1,185,000
4th Quarter	$0.24	$1,454	$0.22	$1,305,000

On January 22, 2016 the Company declared a quarterly cash dividend of 25 cents per share payable February 12, 2016 to shareholders of record at the close of business on February 5, 2016. The increase of one cent per share in quarterly cash dividends follows an increase of two cent per share during the fourth quarter of 2015. For additional information regarding our ability to pay dividends, see discussion in Note 9 to the Consolidated Financial Statement, under the heading “Dividends,” in Item 8 of this report.

There were no purchases made by or on behalf of Bancorp or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Bancorp's common stock during the fourth quarter of 2015.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes information as of December 31, 2015, with respect to equity compensation plans. All plans have been approved by the shareholders.

	(A)	(B)	(C)
	Shares to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Shares available for future issuance (excluding shares in column A)
Equity compensation plans approved by shareholders	185,269 [1]	$38.35	324,262 [2]
1 Represents shares of common stock issuable upon exercise of outstanding options under the Bank of Marin 1999 Stock Option Plan and the Bank of Marin Bancorp 2007 Equity Plan.
2 Represents shares of common stock available for future grants under the 2007 Equity Plan and the 2010 Director Stock Plan.

Page-21

Five-Year Stock Price Performance Graph

The following graph, compiled by SNL Financial LC of Charlottesville, Virginia, shows a comparison of cumulative total shareholder return on our common stock during the five fiscal years ended December 31, 2015 compared to the Russell 2000 Stock index and the SNL Bank $1B - $5B Index. The comparison assumes $100 was invested on December 31, 2010 in our common stock and all of the dividends were reinvested. The graph represents past performance and should not be considered to be an indication of future performance. In addition, total return performance results vary depending on the length of the performance period.

The Company's Annual Report on Form 10-K for the year ended December 31, 2014 included the total return performance of stock prices of a group of twenty public California peer bank issuers with assets ranging from $1 billion to $5 billion compiled by an investment banking company. Management believes that a better comparison is provided by the SNL Bank $1B to $5B index, which is a published industry index that includes a larger pool of peer banks comparable to us. The following graph excludes the California peer issuers as the banks that could be included in the group are limited and have been affected by mergers and changes in asset size.

Total Return Performance
250
200
150
100
50
0
Index Value
Bank of Marin Bancorp
Russell 2000
SNL Banks $1B-$5B
12/31/10
12/31/11
12/31/12
12/31/13
12/31/14
12/31/15

	2010	2011	2012	2013	2014	2015
Bank of Marin Bancorp (BMRC)	100	109	111	131	161	167
Russell 2000 Index	100	96	111	155	162	155
SNL Bank $1B - $5B Index	100	91	112	164	171	191
Source: SNL Financial LC of Charlottesville, Virginia

Page-22

ITEM 6        SELECTED FINANCIAL DATA

The following data has been derived from the audited consolidated financial statements of Bank of Marin Bancorp. For additional information, refer to Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and Item 8, Financial Statements and Supplementary Data.

	At December 31,
(dollars in thousands)	2015	2014	2013	2012	2011
Selected financial condition data:
Total assets	$2,031,134	$1,787,130	$1,805,194	$1,434,749	$1,393,263
Loans, net	1,436,299	1,348,252	1,255,098	1,060,291	1,016,515
Deposits	1,728,226	1,551,619	1,587,102	1,253,289	1,202,972
Borrowings	72,395	20,185	19,969	15,000	40,000
Stockholders' equity	214,473	200,026	180,887	151,792	135,551
	For the Years Ended December 31,
(dollars in thousands, except per share data)	2015	2014	2013	2012	2011
Selected operating data:
Net interest income	67,187	70,441	58,775	63,190	63,819
Provision for loan losses	500	750	540	2,900	7,050
Non-interest income	9,193	9,041	8,066	7,112	6,269
Non-interest expense [1]	46,949	47,263	44,092	38,694	38,283
Net income [1]	$18,441	$19,771	$14,270	$17,817	$15,564
Net income per common share:
Basic	$3.09	$3.35	$2.62	$3.34	$2.94
Diluted	$3.04	$3.29	$2.57	$3.28	$2.89
	At or for the Years ended December 31,
	2015	2014	2013	2012	2011
Performance and other financial ratios:
Return on average assets	0.98%	1.08%	0.96%	1.24%	1.16%
Return on average equity	8.84%	10.31%	8.86%	12.36%	12.01%
Tax-equivalent net interest margin	3.83%	4.13%	4.20%	4.74%	5.13%
Efficiency ratio	61.47%	59.46%	65.97%	55.04%	54.62%
Loan-to-deposit ratio	83.97%	87.87%	79.98%	85.69%	85.72%
Cash dividend payout ratio on common stock [2]	29.10%	23.90%	27.90%	21.00%	22.10%
Cash dividends per common share	$0.90	$0.80	$0.73	$0.70	$0.65
Asset quality ratios:
Allowance for loan losses to total loans	1.03%	1.11%	1.12%	1.27%	1.42%
Allowance for loan losses to non-performing loans [3]	6.88x	1.61x	1.22x	0.77x	1.22x
Non-performing loans to total loans [3]	0.15%	0.69%	0.92%	1.64%	1.16%
Capital ratios:
Equity to total assets ratio	10.60%	11.20%	10.00%	10.60%	9.70%
Total capital (to risk-weighted assets)	13.37%	13.94%	13.21%	13.71%	13.13%
Tier 1 capital (to risk-weighted assets)	12.44%	12.87%	12.18%	12.52%	11.45%
Tier 1 capital (to average assets)	10.67%	10.62%	10.78%	10.30%	9.53%
Common equity Tier 1 capital (to risk weighted assets)	12.16%	N/A	N/A	N/A	N/A
Other data:
Number of full service offices	20	21	21	17	17
Full time equivalent employees	259	260	281	238	232
1 2014 included $746 thousand in one-time acquisition expenses related to the NorCal Acquisition. 2013 included $3.7 million in one-time expenses related to the NorCal Acquisition and 2011 included $1.0 million in one-time expenses related to the Charter Oak Bank acquisition.
2 Calculated as dividends on common share divided by basic net income per common share.
3 Non-performing loans include loans on non-accrual status and loans past due 90 days or more and still accruing interest.

Page-23

ITEM 7     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of financial condition as of December 31, 2015 and 2014 and results of operations for each of the years in the three-year period ended December 31, 2015 should be read in conjunction with our consolidated financial statements and related notes thereto, included in Part II Item 8 of this report. Average balances, including balances used in calculating certain financial ratios, are generally comprised of average daily balances.

Forward-Looking Statements

The disclosures set forth in this item are qualified by important factors detailed in Part I captioned Forward-Looking Statements and Item 1A captioned Risk Factors of this report and other cautionary statements set forth elsewhere in the report.

Executive Summary

Earnings in 2015 totaled $18.4 million compared to earnings of $19.8 million in 2014. Diluted earnings of $3.04 per share for the year ended December 31, 2015 compared to $3.29 per share in the same period of 2014. Return on assets ("ROA") was 0.98% in 2015 compared to 1.08% in 2014. Return on equity ("ROE") was 8.84% in 2015 compared to 10.31% in 2014.

The following are highlights of our operating and financial performance for the year ended December 31, 2015:

•	The Bank generated record loan originations of $252 million in 2015, offset by payoffs for a net increase of $88 million from last year.

•	Credit quality remains strong with non-accrual loans trending downward, representing 0.15% of total loans at year end.

•	Total deposits grew 11.4% year-over-year to $1.73 billion from $1.55 billion.

•	Our loan to deposit ratio has increased to 84%.

•	All of our capital ratios are well above current regulatory requirements for a "well-capitalized" institution. Total risk-based capital ratio for Bancorp was 13.4% at December 31, 2015.

•
Reflecting the strength of the Bank and its future prospects, the Board of Directors declared the 43rd consecutive quarterly cash dividend in January 2016. The dividend increased $0.01 from the prior quarter and $0.03, or 14% from one year ago to $0.25 per share.

Net interest income totaled $67.2 million and $70.4 million in 2015 and 2014, respectively. The tax-equivalent net interest margin was 3.83% in 2015 compared to 4.13% in 2014. The decrease in net interest margin relates to the continued effect of the low interest rate environment on our loan and investment portfolio turnover and a decline in accretion income related to acquired loans purchased at a discount.

Non-interest income totaled $9.2 million in 2015 compared to $9.0 million in the same period of 2014, an increase of $152 thousand, or 1.7%. The increase in 2015 compared to 2014 primarily relates to higher dividend income from the Federal Home Loan Bank of San Francisco, partially offset by lower merchant interchange fees due to decreased transaction volume.

Non-interest expense totaled $46.9 million and $47.3 million in 2015 and 2014, respectively, a decrease of $314 thousand, or 0.7%. The decrease in non-interest expense from the prior year is primarily due to the reversal of provision for losses on off-balance sheet commitments and a decrease in data processing expense as the first quarter of 2014 included $442 thousand in one-time NorCal Acquisition-related expenses. Decreases were partially offset by higher salaries and benefits and higher occupancy expense relating to non-recurring accounting adjustments in 2015. Our e

Page-24

fficiency ratio (the ratio of non-interest expense divided by the sum of net interest income and non-interest income) was 61.47%, 59.46% and 65.97% in 2015, 2014 and 2013, respectively. Our expense discipline allowed for a healthy efficiency ratio, notwithstanding the challenging interest rate, competitive and regulatory environments.

Gross loans increased to $1,451.2 million at December 31, 2015 compared to $1,363.4 million at December 31, 2014, which was driven substantially by new loan volume in investor commercial real estate and commercial and industrial (and related owner occupied commercial real estate). Loan growth in 2015 totaled $87.8 million, or 6.5% over 2014, and was the result of strong new loan volume partially offset by high payoffs.

Credit quality is very strong and continues to improve. Non-accrual loans continued to trend downward, and decreased to $2.2 million at December 31, 2015 from $9.4 million at December 31, 2014, and as a percentage of total loans declined to 0.15% from 0.69% a year ago. The decrease in non-accrual loans from the prior year primarily relates to a previously non-performing loan that was returned to accrual status, the payoff of a commercial real estate loan, and a land development loan that was sold. Net charge-offs for the year ended December 31, 2015 totaled $600 thousand compared to net recoveries of $124 thousand in the prior year. The charge-offs during 2015 primarily related to the land development loan sale.

The provision for loan losses totaled $500 thousand in 2015, compared to $750 thousand in the prior year. The ratio of loan loss reserve to loans decreased from 1.11% at December 31, 2014 to 1.03% at December 31, 2015. The decrease compared to the prior year is primarily related to the improvement in credit quality.

Deposits totaled $1,728.2 million at December 31, 2015 compared to $1,551.6 million at December 31, 2014. Total deposits increased $176.6 million, or 11.4%, compared to December 31, 2014. Non-interest bearing deposits totaled $770.1 million at December 31, 2015, an increase of $99.2 million, or 14.8%, when compared to December 31, 2014. Non-interest bearing deposits represented 44.6% of total deposits as of December 31, 2015 compared to 43.2% at December 31, 2014. The increase in deposits resulted from existing relationships and the development of a number of new relationships.

The total risk-based capital ratio for Bancorp was 13.4% at December 31, 2015 compared to 13.9% at December 31, 2014. The decrease primarily resulted from an increase in risk-weighted assets due to higher loan and investment balances. All risk-based capital ratios continue to be well above (i) regulatory requirements and the new Basel III requirements that took effect on January 1, 2015 (Basel Committee on Bank Supervision guidelines for determining regulatory capital) and (ii) the new Basel III requirements on a fully phased-in basis.

In summary, 2015 was a good year reflecting our consistent approach to the way we do business. Our discipline brought us through the recession in solid financial condition and should ensure our continued success and profitable growth.

The following factors may impact the Company’s performance in 2016:

•	New lending and deposit relationships in 2015 should benefit us for a full year in 2016.

•	We have ample liquidity and capital to support continued growth in coming years.

•	Acquisitions remain a component of our strategic plan. The Bay Area is the most attractive area in the country and we intend to expand our footprint through organic growth and strategic acquisitions.

•	Expense control continues to be a critical component of our success. We are convinced that great efficiencies can be achieved as we grow as an organization serving the Bay Area.

•	Our net interest margin in 2016 may continue to compress if the current market interest rates do not increase.

Page-25

Critical Accounting Policies and Estimates

Critical accounting policies are those that are both very important to the portrayal of our financial condition and results of operations and require Management's most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and imprecise.

Management has determined the following four accounting policies to be critical:

Allowance for Loan Losses: For information regarding our ALLL methodology, the related provision for loan losses, risks related to asset quality and lending activity, see Item 1A - Risk Factors, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations, and Note 1 - Summary of Significant Accounting Policies and Note 4 - Loans and Allowance for Loan Losses in Item 8 - Financial Statements and Supplementary Data of this Form 10-K.

Other-than-temporary Impairment of Investment Securities: For information regarding our investment securities, investment activity, and related risks, see Item 1A - Risk Factors, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations, and Note 1 - Summary of Significant Accounting Policies and Note 3 - Investment Securities in Item 8 - Financial Statements and Supplementary Data of this Form 10-K.

Accounting for Income Taxes: For information on our tax assets and liabilities, and related provision for income taxes, see Note 1 - Summary of Significant Accounting Policies and Note 12 - Income Taxes in Item 8 - Financial Statements and Supplementary Data of this Form 10-K.

Fair Value Measurements: For information on our use of fair value measurements and our related valuation methodologies, see Note 1 - Summary of Significant Accounting Policies and Note 10 - Fair Value of Assets and Liabilities in Item 8 - Financial Statements and Supplementary Data of this Form 10-K.

RESULTS OF OPERATIONS

Net Interest Income

Net interest income is the difference between the interest earned on loans, investments and other interest-earning assets and the interest expense incurred on deposits and other interest-bearing liabilities. Net interest income is affected by changes in general market interest rates and by changes in the amounts and composition of interest-earning assets and interest-bearing liabilities. Interest rate changes can create fluctuations in the net interest margin due to an imbalance in the timing of repricing or maturity of assets or liabilities. We manage interest rate risk exposure with the goal of minimizing the effect of interest rate volatility on net interest margin.

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

Page-26

Table 1 Average Statements of Condition and Analysis of Net Interest Income
	Year ended			Year ended			Year ended
	December 31, 2015			December 31, 2014			December 31, 2013
		Interest			Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in thousands; unaudited)	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Interest-bearing due from banks [1]	$52,004	$135	0.26%	$63,150	$161	0.25%	$47,401	$120	0.25%
Investment securities [2,3]	370,730	8,255	2.23%	341,787	8,385	2.45%	272,767	6,648	2.44%
Loans [1,3,4]	1,354,564	62,953	4.58%	1,317,794	65,856	4.93%	1,092,885	55,157	4.98%
Total interest-earning assets [1]	1,777,298	71,343	3.96%	1,722,731	74,402	4.26%	1,413,053	61,925	4.32%
Cash and non-interest-bearing due from banks	44,543			44,452			32,903
Bank premises and equipment, net	9,705			9,290			9,214
Interest receivable and other assets, net	58,201			56,592			38,993
Total assets	$1,889,747			$1,833,065			$1,494,163
Liabilities and Stockholders' Equity
Interest-bearing transaction accounts	$95,662	$115	0.12%	$101,133	$99	0.10%	$97,336	$52	0.05%
Savings accounts	134,997	50	0.04%	125,169	46	0.04%	100,185	35	0.03%
Money market accounts	505,280	495	0.10%	507,055	550	0.11%	437,441	419	0.10%
CDARS and other time accounts	156,316	853	0.55%	155,229	917	0.59%	145,750	922	0.63%
Overnight borrowings [1]	784	3	0.38%	4	—	—%	4,054	7	0.17%
FHLB fixed-rate advances	15,000	315	2.07%	15,000	315	2.07%	15,000	315	2.07%
Subordinated debentures	5,288	420	7.94%	5,070	422	8.36%	407	35	8.57%	[5]
Total interest-bearing liabilities	913,327	2,251	0.25%	908,660	2,349	0.26%	800,173	1,785	0.22%
Demand accounts	753,038			717,738			518,986
Interest payable and other liabilities	14,856			14,934			13,970
Stockholders' equity	208,526			191,733			161,034
Total liabilities & stockholders' equity	$1,889,747			$1,833,065			$1,494,163
Tax-equivalent net interest income/margin [1]		$69,092	3.83%		$72,053	4.13%		$60,140	4.20%
Reported net interest income/margin [1]		$67,187	3.73%		$70,441	4.03%		$58,775	4.10%
Tax-equivalent net interest rate spread			3.71%			4.00%			4.10%

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

2015 compared with 2014:

The tax-equivalent net interest margin was 3.83% in 2015, compared to 4.13% in 2014.  The decrease of thirty basis points was primarily due to a lower yield on interest-earning assets, mainly relating to a decrease in accretion and gains on payoffs of acquired loans, new loans and investment securities yielding lower rates and downward repricing on renewed loans. The net interest spread decreased twenty nine basis points over the same period for the same reasons.

The yield on average interest-earning assets decreased thirty basis points in 2015 compared to 2014 for the reasons listed above. The loan portfolio as a percentage of average interest-earning assets, decreased to 76.2% in 2015, from 76.5% in 2014. The investment securities were 20.9% and 19.8% of average interest-earning assets in 2015 and 2014, respectively. Total average interest-earning assets increased $54.6 million, or 3.2%, in 2015 compared to 2014.

Market interest rates are, in part, based on the target federal funds interest rate (the interest rate banks charge each other for short-term borrowings) regulated by the FOMC. In December 2015, the FOMC raised the target federal funds rate by 25 basis points to a range of 0.25% to 0.50%. This increase from the historic low of 0.00% to 0.25% had not changed for the past seven years. The prolonged low interest rate environment has negatively affected our net interest margin and yields on our earning assets and resulted in significant net interest margin compression over the last several years. Our net interest margin in 2016 may continue to compress if the current market interest rates do not increase.

Page-27

Early payoffs or prepayments of our acquired loans with significant unamortized purchase discount/premium could result in volatility in our net interest margin. Accretions and gains on payoffs of purchased loans recorded to interest income and the affect on our net interest margin during the past three years were as follows:

	Years ended December 31,
	2015		2014		2013
(dollars in thousands; unaudited)	Dollar Amount	Basis point affect on net interest margin	Dollar Amount	Basis point affect on net interest margin	Dollar Amount	Basis point affect on net interest margin
Accretion on PCI loans	$495	3 bps	$614	4 bps	$725	5 bps
Accretion on non-PCI loans	$1,389	8 bps	$3,292	19 bps	$1,163	8 bps
Gains on payoffs of PCI loans	$44	0 bps	$622	4 bps	$469	3 bps

2014 Compared with 2013:

The tax-equivalent net interest margin was 4.13% in 2014, compared to 4.20% in 2013.  The decrease of seven basis points was primarily due to a lower yield on interest-earning assets, mainly relating to new loans yielding lower rates and downward repricing on renewed loans offset by an increase in accretion and gains on payoffs of acquired loans. In addition to the decrease on lower yielding interest-earning assets, the cost of interest-bearing liabilities increased by four basis points in 2014 due to subordinated debt acquired, compared to 2013. The net interest spread decreased ten basis points over the same period for the same reasons.

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

Page-28

Table 2        Analysis of Changes in Net Interest Income

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

	2015 compared to 2014				2014 compared to 2013
(in thousands, unaudited)	Volume	Yield/Rate	Mix	Total	Volume	Yield/Rate	Mix	Total
Interest-bearing due from banks	$(28)	$3	$(1)	$(26)	$40	$1	$—	$41
Investment securities [1]	710	(774)	(66)	$(130)	1,682	44	11	$1,737
Loans [1]	1,838	(4,612)	(129)	$(2,903)	11,351	(541)	(111)	$10,699
Total interest-earning assets	2,520	(5,383)	(196)	(3,059)	13,073	(496)	(100)	12,477

Interest-bearing transaction accounts	(5)	23	(1)	17	2	43	2	47
Savings accounts	4	—	—	4	9	2	—	11
Money market accounts	(2)	(53)	—	(55)	67	55	9	131
CDARS & other time deposits	6	(70)	—	(64)	60	(61)	(4)	(5)
FHLB borrowings and overnight borrowings	—	—	3	3	(68)	78	(17)	(7)
Subordinated debentures	18	(20)	(1)	(3)	401	(1)	(13)	387
Total interest-bearing liabilities	21	(120)	1	(98)	471	116	(23)	564
	$2,499	$(5,263)	$(197)	$(2,961)	$12,602	$(612)	$(77)	$11,913

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

Our provision for loan losses totaled $500 thousand in 2015, compared to $750 thousand in 2014 and $540 thousand in 2013. The decrease compared to 2014 primarily relates to a lower level of impaired loans from the successful resolution of problem loans, as well as a decrease in classified loans. The allowance for loan losses of $15.0 million totaled 1.03% of loans at December 31, 2015, compared to 1.11% at December 31, 2014. Net charge-offs in 2015 totaled $600 thousand and were primarily related to one land development loan that was sold, compared to net recoveries of $125 thousand in the prior year. See the section captioned “Allowance for Loan Losses” below for further analysis of the provision for loan losses.

Page-29

Non-interest Income

The table below details the components of non-interest income.

Table 3 Components of Non-Interest Income
	Years ended			2015 compared to 2014		2014 compared to 2013
	December 31,			Amount	Percent	Amount	Percent
(dollars in thousands; unaudited)	2015	2014	2013	Increase (Decrease)	Increase (Decrease)	Increase (Decrease)	Increase (Decrease)
Service charges on deposit accounts	$1,979	$2,167	$2,062	$(188)	(8.7)%	$105	5.1%
Wealth Management and Trust Services	2,391	2,309	2,162	82	3.6%	147	6.8%
Debit card interchange fees	1,445	1,378	1,104	67	4.9%	274	24.8%
Merchant interchange fees	545	803	822	(258)	(32.1)%	(19)	(2.3)%
Earnings on bank-owned life insurance	814	841	954	(27)	(3.2)%	(113)	(11.8)%
Dividends on FHLB stock	1,003	563	259	440	78.2%	304	117.4%
Gains (losses) on investment securities, net	79	80	(1)	(1)	(1.3)%	81	NM
Other income	937	900	704	37	4.1%	196	27.8%
Total non-interest income	$9,193	$9,041	$8,066	$152	1.7%	$975	12.1%
NM - not meaningful

2015 Compared with 2014:

Non-interest income totaled $9.2 million and $9.0 million at December 31, 2015 and December 31, 2014, respectively. The increase compared to the prior year primarily relates to the increase in dividends on Federal Home Loan Bank ("FHLB") stock, due to a $305 thousand special dividend from the FHLB and higher annualized dividend rates in 2015. The increase was partially offset by lower merchant interchange fees due to decreased transaction volume and lower service charges on deposit accounts compared to 2014.

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

Other income increased when compared to the prior year primarily due to higher dividend income from the FHLB and higher commission income from mortgage brokerage activity. We discontinued the small mortgage brokerage acquired from Bank of Alameda effective June 30, 2014 and the financial impact has not been material.

Page-30

Non-interest Expense

The table below details the components of non-interest expense.

Table 4 Components of Non-Interest Expense
	Years ended			2015 compared to 2014		2014 compared to 2013
	December 31,			Amount	Percent	Amount	Percent
(dollars in thousands; unaudited)	2015	2014	2013	Increase (Decrease)	Increase (Decrease)	Increase (Decrease)	Increase (Decrease)
Salaries and related benefits	$25,764	$25,005	$21,974	$759	3.0%	$3,031	13.8%
Occupancy and equipment	5,498	5,470	4,347	28	0.5%	1,123	25.8%
Depreciation and amortization	1,968	1,585	1,395	383	24.2%	190	13.6%
FDIC insurance	997	1,032	921	(35)	(3.4)%	111	12.1%
Data processing	3,318	3,665	5,334	(347)	(9.5)%	(1,669)	(31.3)%
Professional services	2,121	2,230	2,985	(109)	(4.9)%	(755)	(25.3)%
(Reversal of) provision for losses on off- balance sheet commitments	(263)	334	112	(597)	(178.7)%	222	198.2%
Other non-interest expense:
Advertising	334	400	490	(66)	(16.5)%	(90)	(18.4)%
Amortization of core deposit intangible	619	771	69	(152)	(19.7)%	702	NM
Other expense	6,593	6,771	6,465	(178)	(2.6)%	306	4.7%
Total other non-interest expense	7,546	7,942	7,024	(396)	(5.0)%	918	13.1%
Total non-interest expense	$46,949	$47,263	$44,092	$(314)	(0.7)%	$3,171	7.2%
NM - not meaningful

2015 Compared with 2014:

The increase in salaries and related benefits was mainly due to higher employee benefits and lower deferred loan origination costs. These expenses were partially off-set by lower salaries, commissions and associated payroll taxes in 2015 mainly related to the absence of acquisition-related personnel costs. The number of average FTE employees totaled 260 in 2015 and 266 in 2014.

The increase in depreciation and amortization is primarily due to non-recurring accounting adjustments in 2015.

The decrease in data processing expenses in 2015 mainly reflects one-time NorCal Acquisition-related expenses totaling $442 thousand in the first quarter of 2014 related to the system conversion.

The reversal of provision for losses on off-balance sheet commitments was primarily due to a refinement in methodology used in the calculation of the loss reserve on these commitments by incorporating rolling four-quarter and average commitment usage, as well as eliminating outlier data for small commitment categories. Going forward we expect the result of the refined methodology to reduce the fluctuation in the provision for losses on off-balance sheet commitments.

2014 Compared with 2013:

The increase in salaries and benefit expenses was mainly due to higher salaries and commissions and associated payroll taxes, due to an increase in personnel from the NorCal Acquisition and the addition of commercial lenders, as well as higher costs incurred in 2014 with the temporary NorCal Acquisition integration staff. These expenses were partially offset by higher capitalized and deferred loan origination costs. The number of average FTE employees totaled 266 in 2014 and 242 in 2013.

The increase in occupancy and equipment primarily reflects higher rent and common area maintenance expenses and other occupancy expenses related to new facilities from the NorCal Acquisition.

Page-31

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

The increase in the provision for off-balance sheet commitments in 2014 was primarily due to a change in allowance for loan loss methodology, which is applied to these commitments as well as the allowance for loan losses. $771 thousand amortization of core deposit intangibles from the NorCal Acquisition were recorded in other expense in 2014 compared to $69 thousand in 2013. FDIC insurance and other expenses include higher on-going expenses as a result of larger size and increased transaction volume.

Provision for Income Taxes

The provision for income taxes totaled $10.5 million at an effective tax rate of 36.3% in 2015, compared to $11.7 million at an effective tax rate of 37.2% in 2014 and $7.9 million at an effective tax rate of 35.7% in 2013. The decrease in both the provision for income taxes and the effective tax rate from the prior year is primarily due to a lower amount of pre-tax income and higher amounts of tax-exempt earnings on investment securities and loans. These provisions reflect accruals for taxes at the applicable rates for federal income tax and California franchise tax based upon reported pre-tax income, and adjusted for the effects of all permanent differences between income for tax and financial reporting purposes (such as earnings on qualified municipal securities, BOLI and certain tax-exempt loans). Therefore, there are fluctuations in the effective rate from period to period based on the relationship of net permanent differences to income before tax.

Additionally, effective tax rates reflect the adoption of the amended FASB Accounting Standards Codification ("ASC") Topic 323-740 Investments—Equity Method and Joint Ventures—Income Taxes. Beginning in 2014, we adopted this ASU to apply the proportional amortization methodology in accounting for low income tax credit investments. In accordance with ASC 323-740, the tax credit investment amortization expense is now presented as a component of provision for income taxes. Previously, the amortization expense was included as non-interest expense. This change resulted in lower non-interest expense, increased income tax expense and an increased effective tax rate, but did not alter the amount of income taxes actually paid by the Bank. For further discussion, see Note 1, Note 3 and Note 12 to Item 8. Financial Statements and Supplementary Data.

We file a consolidated return in the U.S. Federal tax jurisdiction and a combined return in the State of California tax jurisdiction. There were no ongoing federal or state income tax examinations at the issuance of this report. In June 2015, the State of California completed its examination of the 2011 and 2012 corporate income tax returns, resulting in a minor adjustment. At December 31, 2015 and 2014, neither the Bank nor Bancorp had accruals for interest and penalties related to unrecognized tax benefits.

Page-32

FINANCIAL CONDITION

Investment Securities

We maintain an investment securities portfolio to provide liquidity and to generate earnings on funds that have not been loaned to customers. Management determines the maturities and types of securities to be purchased based on liquidity and the desire to attain a reasonable investment yield balanced with risk exposure. Table 5 shows the composition of the debt securities portfolio by expected maturity at December 31, 2015 and 2014. Expected maturities differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties. We estimate and update expected maturity dates regularly based on current and historical prepayment speeds. The weighted average maturity of the portfolio at December 31, 2015 was approximately four years.

Table 5 Investment Securities

December 31, 2015	Within 1 Year		1-5 Years		5-10 Years		After 10 Years		Total
(dollars in thousands; unaudited)	AmortizedCost[1]	Average Yield[2]	AmortizedCost[1]	Average Yield[2]	AmortizedCost[1]	Average Yield[2]	AmortizedCost[1]	Average Yield[2]	AmortizedCost[1]	Fair Value	Average Yield[2]
Held-to-maturity:
State and municipal	$7,795	2.82%	$28,966	4.42%	$6,158	6.40%	—	—%	$42,919	$44,146	4.41%
Corporate bonds	11,534	2.16	3,538	1.07	—	—	—	—	15,072	15,098	1.90
MBS/CMOs issued by U.S. government agencies	—	—	2,240	4.65	9,406	1.80	—	—	11,646	11,810	2.35
Total held-to-maturity	19,329	2.43	34,744	4.09	15,564	3.62	—	—	69,637	71,054	3.52

Available-for-sale:
MBS/CMOs issued by U.S. government agencies	4,262	2.93	157,982	2.04	27,459	2.41	—	—	189,703	190,093	2.11
State and municipal	4,673	2.24	32,406	2.25	17,755	3.58	2,276	4.84	57,110	57,673	2.77
Debentures of government sponsored agencies	19,107	1.00	142,583	1.36	—	—	—	—	161,690	160,892	1.32
Privately issued CMOs	—	—	980	1.30	2,980	2.20	—	—	3,960	4,150	1.98
Corporate bonds	—	—	3,954	1.40	993	1.43	—	—	4,947	4,979	1.41
Total available-for-sale	28,042	1.50	337,905	1.76	49,187	2.80	2,276	4.84	417,410	417,787	1.88
Total	$47,371	1.88%	$372,649	1.98%	$64,751	3.00%	$2,276	4.84%	$487,047	$488,841	2.12%

December 31, 2014	Within 1 Year		1-5 Years		5-10 Years		After 10 Years		Total
(dollars in thousands; unaudited)	AmortizedCost[1]	Average Yield[2]	AmortizedCost[1]	Average Yield[2]	AmortizedCost[1]	Average Yield[2]	AmortizedCost[1]	Average Yield[2]	AmortizedCost[1]	Fair Value	Average Yield[2]
Held-to-maturity:
State and municipal	$18,536	2.37%	$36,287	3.80%	$8,602	6.18%	—	—%	$63,425	$65,121	3.70%
Corporate bonds	25,060	1.55	15,197	1.89	—	—	—	—	40,257	40,448	1.68
MBS/CMOs issued by U.S. government agencies	6,222	4.32	6,533	2.26	—	—	—	—	12,755	13,074	3.23
Total held-to-maturity	49,818	2.20	58,017	3.13	8,602	6.18	—	—	116,437	118,643	2.94

Available-for-sale:
MBS/CMOs issued by U.S. government agencies	—	—	105,761	2.31	48,227	2.25	2,557	2.13	156,545	158,119	2.29
State and municipal	2,378	2.01	11,264	2.40	725	3.18	1,366	5.08	15,733	15,880	2.62
Debentures of government sponsored agencies	—	—	14,694	1.66	—	—	—	—	14,694	14,557	1.66
Privately issued CMOs	6,818	3.58	—	—	—	—	319	2.38	7,137	7,294	3.53
Corporate bonds	3,000	0.91	—	—	1,936	1.97	—	—	4,936	4,998	1.33
Total available-for-sale	12,196	2.62	131,719	2.25	50,888	2.25	4,242	3.10	199,045	200,848	2.29
Total	$62,014	2.28%	$189,736	2.51%	$59,490	2.82%	$4,242	3.10%	$315,482	$319,491	2.53%
1 Book value reflects cost, adjusted for accumulated amortization and accretion.
2 Weighted average yields on tax-exempt basis and weighted average calculation is based on amortized cost of securities.

The amortized cost of our investment securities portfolio increased $171.6 million or 54.4% during 2015 in order to deploy temporary excess liquidity from deposit growth earlier in 2015. $289.5 million in securities were purchased in

Page-33

2015 and were designated as available-for-sale to provide the flexibility for liquidity management. These purchases were partially offset by $112.0 million of paydowns and maturities, and $3.1 million of sales during 2015.

During 2015, we purchased $172.0 million in agency debentures issued by FNMA, Federal Farm Credit Bureau, FHLB and FHLMC, $65.5 in million mortgage pass-through securities, $44.5 million in municipal securities, and $7.5 million in collateralized mortgage obligations ("CMOs"). We consider agency debentures, mortgage-backed securities, and CMOs issued by U.S. government sponsored entities to have low credit risk as they carry the implicit backing of the U.S. Government. We also invest in municipalities with sound credit fundamentals. The debentures and MBS issued by the U.S. government sponsored agencies, state and municipal securities and corporate bonds, made up 74.5%, 20.5% and 4.1% of the portfolio at December 31, 2015, compared to 58.4%, 25.0% and 14.3%, respectively at December 31, 2014. See the discussion in the section captioned “Securities May Lose Value due to Credit Quality of the Issuers” in Item 1A Risk Factors above.

Any investment securities in our portfolio that may be backed by sub-prime or Alt-A mortgages, which account for approximately 0.2% of our total securities portfolio, relate to privately issued CMOs. See Note 3 to the Consolidated Financial Statements in Item 8, for more information on investment securities.

At December 31, 2015, distribution of our investment in obligations of state and political subdivisions was as follows:

	December 31, 2015			December 31, 2014
(dollars in thousands; unaudited)	Amortized Cost	Fair Value	% of state and municipal securities	Amortized Cost	Fair Value	% of state and municipal securities
Within California:
General obligation bonds	$18,642	$18,830	18.6%	$18,556	$18,734	23.7%
Revenue bonds	15,453	15,767	15.5	21,344	21,684	26.9
Tax allocation bonds	5,411	5,603	5.4	6,280	6,446	7.6
Total within California	39,506	40,200	39.5	46,180	46,864	58.2
Outside California:
General obligation bonds	51,920	52,990	51.9	22,549	23,680	28.8
Revenue bonds	8,603	8,629	8.6	10,429	10,457	13.0
Total outside California	60,523	61,619	60.5	32,978	34,137	41.8
Total obligations of state and political subdivisions	$100,029	$101,819	100.0%	$79,158	$81,001	100.0%

The portion of the portfolio outside the state of California is distributed among 18 states. The largest concentrations outside California are in Minnesota (8.5%), Washington (8.3%), and Texas (6.4%). Revenue bonds, both within and outside California, primarily consisted of bonds relating to essential services (such as roads and utilities) and school district bonds.

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

•	Credit ratings by major credit rating agencies

Page-34

Loans

Table 6 Loans Outstanding by Type at December 31

(dollars in thousands; unaudited)	2015	2014	2013	2012	2011
Commercial loans	$219,452	$210,223	$183,291	$176,431	$175,790
Real estate
Commercial owner-occupied	242,309	230,605	241,113	196,406	174,705
Commercial investor	715,879	673,499	625,019	509,006	446,425
Construction	65,495	48,413	31,577	30,665	51,957
Home equity	112,300	110,788	98,469	93,237	98,043
Other residential [1]	73,154	73,035	72,634	49,432	61,502
Installment and other consumer loans	22,639	16,788	17,219	18,775	22,732
Total loans	1,451,228	1,363,351	1,269,322	1,073,952	1,031,154
Allowance for loan losses	(14,999)	(15,099)	(14,224)	(13,661)	(14,639)
Total net loans	$1,436,229	$1,348,252	$1,255,098	$1,060,291	$1,016,515

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

2015 was highlighted by record new loan volume of approximately $252 million for the year, compared to approximately $192 million in 2014, as we continued to strengthen our markets throughout our footprint.

Commercial loans increased $9.2 million in 2015 and $26.9 million in 2014. We successfully expanded our lending in strategic market segments such as wine-related industries in 2015.

Commercial real estate loans increased $54.1 million in 2015 and $38.0 million in 2014. Of the commercial real estate loans at December 31, 2015, 75% were non-owner occupied and 25% were owner occupied. This compares to 74% non-owner occupied and 26% owner occupied at December 31, 2014. Our commercial real estate loan portfolio is weighted towards term loans for which the primary source of repayment is cash flow from net operating income of the real estate property. Originated loans are subject to our conservative credit underwriting standards and both the acquired and originated loans are actively managed.

The following table summarizes our commercial real estate loan portfolio by the geographic location in which the property is located as of December 31, 2015 and 2014:

Table 7 Commercial Real Estate Loans Outstanding by Geographic Location

	December 31, 2015		December 31, 2014
(dollars in thousands; unaudited)	Amount	% of Commercial real estate loans	Amount	% of Commercial real estate loans
Marin	$317,035	33.1%	$295,423	32.7%
Alameda	135,835	14.2	143,194	15.9
Sonoma	132,592	13.8	139,627	15.4
San Francisco	130,164	13.6	110,345	12.2
Napa	76,409	8.0	66,757	7.4
Contra Costa	40,084	4.2	24,281	2.7
San Mateo	21,756	2.3	12,012	1.3
Sacramento	17,592	1.8	21,003	2.3
Other	86,721	9.0	91,462	10.1
Total	$958,188	100.0%	$904,104	100.0%

Construction loans increased $17.1 million in 2015 and $16.8 million in 2014. The increase in 2015 was due to substantial draws on existing single family development construction projects as they approached completion and origination of new construction loans. The improving economy resulted in a number of new financing opportunities for existing customers who had successfully completed construction projects in the past.

Page-35

The following table shows an analysis of construction loans by type and location as of December 31, 2015 and 2014:

Table 8 Construction Loans Outstanding by Type and Geographic Location

(dollars in thousands; unaudited)	December 31, 2015		December 31, 2014
Construction loans by type	Amount	% of Construction Loans	Amount	% of Construction Loans
1-4 Single family residential	$39,444	60.2%	$19,991	41.2%
Commercial real estate	17,962	27.4	12,033	24.9
Apartments and multifamily	3,127	4.8	7,970	16.5
Land - improved	3,224	4.9	6,589	13.6
Land - unimproved	1,738	2.7	1,830	3.8
Total	$65,495	100.0%	$48,413	100.0%

(dollars in thousands; unaudited)	December 31, 2015		December 31, 2014
Construction loans by geographic location	Amount	% of Construction Loans	Amount	% of Construction Loans
San Francisco	$26,120	39.9%	$21,769	45.0%
Marin	15,921	24.3	13,649	28.2
San Mateo	9,327	14.2	3,287	6.8
Napa	7,749	11.8	2,100	4.3
Riverside	3,224	4.9	3,355	6.9
Sonoma	1,725	2.6	3,811	7.8
Other	1,429	2.3	442	1.0
Total	$65,495	100.0%	$48,413	100.0%

Approximately 85% and 87% of our outstanding loans were secured by real estate at December 31, 2015 and 2014, respectively. Also see Item 1A, Risk Factors, regarding our loan concentration risk.

At December 31, 2015 and 2014, approximately 1.5% and 1.0%, respectively, of our loans contained an interest-only feature as part of the loan terms. All of these loans were current with their payments as of December 31, 2015. Except for two loans to one borrowing relationship totaling $7.0 million, all were considered to have low credit risk (graded "Pass").

As of December 31, 2015 and 2014, approximately $43.4 million and $31.3 million, respectively, of our loans had interest reserves, all of which were construction loans. When we determine a loan is impaired before the interest reserve has been depleted, the interest funded by the interest reserve is applied against loan principal. As of December 31, 2015 and 2014, no construction loans having interest reserve balances were determined to be impaired.

Page-36

The following table presents the maturity distribution of our commercial and construction loans as of December 31, 2015 based on their contractual maturity dates and does not include scheduled payments or potential prepayments.

Table 9A Commercial and Construction Loan Maturity Distribution

	Due within	Due after 1 but	Due after
(in thousands; unaudited)	1 year	within 5 years	5 years	Total
Maturity distribution:
Commercial	$85,192	$57,922	$76,338	$219,452
Construction	53,652	67	11,776	65,495
Total	$138,844	$57,989	$88,114	$284,947

The following table shows the mix of variable-rate loans to fixed-rate loans for commercial and construction loans. The large majority of the variable-rate loans are tied to independent indices (such as the Wall Street Journal prime rate or a Treasury Constant Maturity Rate). Most loans with original terms of more than five years have provisions for the fixed rates to reset, or convert to variable rates, after one, three or five years. These loans are included in variable rate balances.

Table 9B Commercial and Construction Loan Interest Rate Sensitivity

(in thousands; unaudited)	Fixed	Variable	Total
Commercial	$88,331	$131,121	$219,452
Construction	1,608	63,887	65,495
Total	$89,939	$195,008	$284,947

Allowance for Loan Losses

Credit risk is inherent in the business of lending. As a result, we maintain an allowance for loan losses to absorb possible losses in our loan portfolio through a provision for loan losses charged against earnings. All specifically identifiable and quantifiable losses are charged off against the allowance. The balance of our allowance for loan losses is Management's best estimate of the remaining probable losses in the portfolio. The ultimate adequacy of the allowance is dependent upon a variety of factors beyond our control, including the real estate market, changes in interest rates and economic and political environments. Based on the current conditions of the loan portfolio, Management believes that the $15.0 million allowance for loan losses at December 31, 2015 is adequate to absorb losses in our loan portfolio. No assurance can be given, however, that adverse economic conditions or other circumstances will not result in increased losses in the portfolio.

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

The first component, specific allowances, results from the analysis of identified problem credits and the evaluation of sources of repayment including collateral, as applicable. Through Management's ongoing loan grading and credit monitoring process, individual loans are identified that have conditions indicating the borrower may be unable to pay all amounts due in accordance with the contractual terms. These loans are evaluated for impairment individually by Management. Management considers an originated loan to be impaired when it is probable we will be unable to collect all amounts due according to the contractual terms of the loan agreement. For PCI loans, specific allowances are established to account for credit deterioration subsequent to acquisition if we have probable decreases in cash flows expected to be collected. For loans determined to be impaired, the extent of the impairment is measured 1) based on the present value of expected future cash flows discounted at the loan's effective interest rate at origination for originated loans (or discounted at the effective yield for PCI loans), 2) based on the loan's observable market price; or 3) based on the fair value of the collateral if the loan is collateral dependent or if foreclosure is imminent. Generally with problem

Page-37

credits that are collateral dependent, we obtain appraisals of the collateral at least annually. We may obtain appraisals more frequently if we believe the collateral value is subject to market volatility, if a specific event has occurred to the collateral, or if we believe foreclosure is imminent. Impaired loan balances decreased to $21.2 at December 31, 2015 from $25.2 million at December 31, 2014. The decrease primarily relates to payoffs, sale, and paydowns of several large impaired loans, as well as five loans that were no longer considered modified as a troubled debt restructuring (“TDR”). The specific allowance increased slightly to $1.2 million at December 31, 2015 from $1.1 million at December 31, 2014.

The second component is an estimate of the probable inherent losses in each loan pool with similar risk characteristics. Loans are evaluated on a pool basis by loan segment which is further delineated by Federal regulatory reporting codes ("CALL codes"). Each segment is assigned an expected loss factor which is derived from a rolling twenty-quarter look-back at our historical losses for that particular segment, as well as other qualitative factors. This analysis encompasses the entire loan portfolio and excludes acquired loans where the purchase discount has not been fully accreted. At December 31, 2015 and 2014, the allowance allocated for the second component by categories of credits totaled $13.8 million and $14.0 million, respectively. The allocated allowance related to historical charge-off experience, totaled $2.3 million and $2.8 million at December 31, 2015 and 2014, respectively. In addition, the allocated allowance related to objective qualitative factors such as: changes in the volume and nature of the loan portfolio, changes in credit quality metrics (past due loans, non-accrual loans, net charge-offs, adversely-graded loans), and the existence of credit concentrations totaled $4.9 million and $4.4 million at December 31, 2015 and 2014, respectively. The remaining amounts were allocated based on subjective factors including changes in the overall economic environment, legal and regulatory conditions, lending management and other relevant staff, uncertainties related to acquisitions, as well as the quality of our loan review process.

Table 10 shows the allocation of the allowance by loan type as well as the percentage of total loans in each of the same loan types.

Table 10 Allocation of Allowance for Loan Losses

	December 31, 2015		December 31, 2014		December 31, 2013		December 31, 2012		December 31, 2011
		Loans as		Loans as		Loans as		Loans as		Loans as
	Allowance	percent	Allowance	percent	Allowance	percent	Allowance	percent	Allowance	percent
	balance	of total	balance	of total	balance	of total	balance	of total	balance	of total
(dollars in thousands; unaudited)	allocation	loans	allocation	loans	allocation	loans	allocation	loans	allocation	loans
Commercial loans	$3,023	15.1%	$2,837	15.4%	$3,056	14.4%	$4,100	16.4%	$4,334	17.1%
Real Estate:
Commercial, owner-occupied	2,249	16.7	1,924	16.9	2,012	19.0	1,313	18.3	1,305	16.9
Commercial, investor	6,178	49.4	6,672	49.4	6,196	49.2	4,372	47.4	3,710	43.3
Construction	724	4.5	839	3.6	633	2.5	611	2.9	1,505	5.0
Home Equity	910	7.7	859	8.1	875	7.8	1,264	8.7	1,444	9.5
Other residential	394	5.0	433	5.4	317	5.7	551	4.6	940	6.0
Installment and other consumer	425	1.6	566	1.2	629	1.4	1,231	1.7	1,182	2.2
Unallocated allowance	1,096	N/A	969	N/A	506	N/A	219	N/A	219	N/A
Total allowance for loan losses	$14,999		$15,099		$14,224		$13,661		$14,639
Total percent		100.0%		100.0%		100.0%		100.0%		100.0%
Table 11 shows the activity in the allowance for loan losses for each of the years in the five-year period ended December 31, 2015. Net charge-offs totaled $600 thousand in 2015, compared to net recoveries of $125 thousand in 2014. Charge-offs in 2015 were primarily comprised of an $839 charge-off related to a land development loan that was sold. The percentage of net charge-offs (recoveries) to average loans was 0.04% in 2015, compared to (0.01)% in 2014 and 0.00% in 2013, reflecting the factors discussed above.

Page-38

Table 11 Allowance for Loan Losses at December 31,

(dollars in thousands; unaudited)	2015	2014	2013	2012	2011
Beginning balance	$15,099	$14,224	$13,661	$14,639	$12,392
Provision for loan losses	500	750	540	2,900	7,050
Loans charged-off:
Commercial	(5)	(66)	(672)	(892)	(3,306)
Real Estate:
Commercial	—	—	(156)	(2,595)	(113)
Construction	(839)	(204)	(62)	(373)	(473)
Home equity	—	—	(176)	(382)	(554)
Other residential	—	—	—	(196)	—
Installment and other consumer	(20)	(7)	(88)	(122)	(456)
Total	(864)	(277)	(1,154)	(4,560)	(4,902)
Loans recovered:
Commercial	236	168	1,021	541	57
Real Estate:
Commercial	23	50	124	5	4
Construction	—	96	1	122	9
Home equity	3	3	10	12	13
Other residential	—	—	—	—	—
Installment and other consumer	2	85	21	2	16
Total	264	402	1,177	682	99
Net loans (charged-off) recovered	(600)	125	23	(3,878)	(4,803)
Ending balance	$14,999	$15,099	$14,224	$13,661	$14,639

Total loans outstanding at end of year, before deducting allowance for loan losses	$1,451,228	$1,363,351	$1,269,322	$1,073,952	$1,031,154

Average total loans outstanding during year	$1,354,564	$1,317,794	$1,092,885	$1,023,165	$984,211

Ratio of allowance for loan losses to total loans at end of year	1.03%	1.11%	1.12%	1.27%	1.42%

Net charge-offs (recoveries) to average loans	0.04%	(0.01)%	—%	0.38%	0.49%

Ratio of allowance for loan losses to net (recoveries) charge-offs	2,499.8%	(12,079.2)%	(61,843.5)%	352.3%	304.8%

Non-performing assets for each of the past five years are presented below. The decrease in non-performing loans from 2014 to 2015 primarily relates to a previously non-performing loan that was returned to accrual status, the payoff of a commercial real estate loan, and a land development loan that was sold. The decrease in non-accrual loans from 2013 to 2014 primarily relates to the successful resolution of several problem loans that led to pay offs, pay downs or resumption of payments on these loans. The decrease in non-performing loans from 2012 to 2013 primarily reflects one commercial real estate loan that paid off in 2013 and pay downs on various commercial real estate and commercial loans, partially offset by one delinquent land development loan that went on to non-accrual status in 2013. The ratio of allowance for loan losses to non-accrual loans increased to 688.3% at December 31, 2015 from 161.5% at December 31, 2014.

Page-39

Table 12 Non-performing Assets at December 31,

(dollars in thousands; unaudited)	2015	2014	2013	2012	2011
Non-accrual loans:
Commercial	$21	$—	$1,187	$4,893	$2,955
Real Estate:
Commercial, owner-occupied	—	1,403	1,403	1,403	2,033
Commercial, investor	1,903	2,429	2,807	6,843	741
Construction	1	5,134	5,218	2,239	3,014
Home equity	171	280	234	545	766
Other residential	—	—	660	1,196	1,942
Installment and other consumer	83	104	169	533	519
Total non-accrual loans	2,179	9,350	11,678	17,652	11,970
Other real estate owned	421	461	461	—	—
Repossessed personal properties	—	—	—	35	25
Total non-performing assets	$2,600	$9,811	$12,139	$17,687	$11,995

Accruing restructured loans:
Commercial	$4,562	$3,584	$4,514	$4,577	$2,741
Real Estate:
Commercial, owner-occupied	6,993	7,056	534	—	—
Commercial, investor	513	524	2,930	—	—
Construction	3,237	550	1,516	1,929	290
Home equity	388	414	272	648	279
Other residential	2,011	2,045	1,403	2,116	1,464
Installment and other consumer	1,168	1,689	1,693	1,515	1,552
Total accruing restructured loans	18,872	15,862	12,862	10,785	6,326

Accreting impaired PCI loans:
Commercial real estate [1]	—	—	1,155	1,866	1,710
Commercial [1]	137	—	—	—	139
Construction[1]	—	11	—	—	—
Total accreting impaired PCI loans	137	11	1,155	1,866	1,849

Total impaired loans	$21,188	$25,223	$25,695	$30,303	$20,145

Allowance for loan losses to non-accrual loans at period end	688.3%	161.5%	121.8%	77.4%	122.3%

Non-accrual loans to total loans	0.15%	0.69%	0.92%	1.64%	1.16%

1 The expected cash flows on these PCI loans declined post-acquisition, yet continue to accrete interest based on the revised expected cash flows.

Troubled debt restructured loans, whose contractual terms have been restructured in a manner which grants a concession to a borrower experiencing financial difficulties, totaled $19.1 million and $22.7 million as of December 31, 2015 and 2014, respectively. The decrease primarily relates to five loans that were removed from TDR designation, one sold TDR loan and payoffs and paydowns of several other TDR loans. For more information, refer to Note 4 under “Troubled Debt Restructuring”.

Page-40

Other Assets

BOLI totaled $29.5 million at December 31, 2015, compared to $28.6 million at December 31, 2014, and is recorded in other assets. Other assets also included net deferred tax assets of $12.7 million and $12.6 million at December 31, 2015 and 2014, respectively. These deferred tax assets consist primarily of tax benefits expected to be realized in future periods related to net operating loss carryforwards, temporary differences of allowance for loan losses, fair value adjustments on acquired loans, deferred compensation, and accrued but unpaid expenses. The increase in deferred tax assets in 2015 primarily relates to the change in the net unrealized gain/loss on securities available-for-sale, increase in interest received on nonaccrual loans, offset by the utilization of net operating loss carryforwards from the NorCal Acquisition and reduction in deferred assets associated with accretion on purchase discounts on acquired loans. Management believes these deferred tax assets to be realizable due to our consistent record of earnings and the expectation that earnings will continue at a level adequate to realize such benefits. Therefore, no valuation allowance has been established as of December 31, 2015 or 2014.

In addition, we held $8.4 million and $8.2 million of FHLB stock recorded at cost in other assets at December 31, 2015 and 2014, respectively. The FHLB paid $1.0 million and $563 thousand in cash dividends in 2015 and 2014, respectively. On February 18, 2016, the FHLB declared a cash dividend for the fourth quarter of 2015 at an annualized dividend rate of 7.99%. Other assets as of December 31, 2015 also included goodwill of $6.4 million and a core deposit intangible asset, net of amortization, totaling $3.1 million from the NorCal Acquisition.

Page-41

Deposits

Deposits, which are used to fund our interest earning assets, increased $176.6 million, or 11.4%, in 2015. The increase in deposits in 2015 compared to 2014 is primarily due to the expansion of business by many of our commercial depositors as well as the acquisition of key clients. Non-interest bearing deposits totaled $770.1 million at December 31, 2015, an increase of $99.2 million when compared to December 31, 2014. Non-interest bearing deposits totaled 44.6% of total deposits as of December 31, 2015, compared to 43.2% at December 31, 2014. No individual customer accounted for more than 5% of deposits.

The increase in CDARS balances resulted from redirecting certain accounts back onto our balance sheet as part of our contingency funding testing and management.

Table 13 shows the relative composition of our average deposits for the years 2015, 2014 and 2013.

Table 13 Distribution of Average Deposits

			Years ended December 31,
	2015		2014		2013
(dollars in thousands; unaudited)	Amount	Percent	Amount	Percent	Amount	Percent
Non-interest bearing	$753,038	45.8%	$717,738	44.7%	$518,986	39.9%
Interest bearing transaction	95,662	5.8	101,133	6.3	97,336	7.5
Savings	134,997	8.2	125,169	7.8	100,185	7.7
Money market [1]	505,280	30.7	507,055	31.6	437,441	33.7
CDARS	10,747	0.7	—	—	5,416	0.4
Other Time deposits:
Less than $100,000	39,666	2.4	43,982	2.9	38,089	2.9
$100,000 or more	105,903	6.4	111,247	6.7	102,245	7.9
Total other time deposits	145,569	8.8	155,229	9.6	140,334	10.8
Total Average Deposits	$1,645,293	100.0%	$1,606,324	100.0%	$1,299,698	100.0%

1 Included in money market balances are Insured Cash Sweep® ("ICS") balances defined in Note 7: Deposits in Item 8 - Financial Statements and Supplementary Data.

Note- For average rates paid on deposits, refer to Table 1 in Item 7- Management's Discussion and Analysis of Financial Condition and Results
of Operations.

.

Page-42

Table 14 below shows the maturity groupings for time deposits of $100,000 or more at December 31, 2015, 2014 and 2013.

Table 14 Maturities of Time Deposits of $100,000 or more at December 31

	December 31,
(in thousands; unaudited)	2015	2014	2013
Three months or less	$29,694	$19,634	$22,485
Over three months through six months	18,525	16,668	19,022
Over six months through twelve months	35,735	20,207	22,578
Over twelve months	37,969	49,076	47,584
Total	$121,923	$105,585	$111,669

Borrowings

As of December 31, 2015 and 2014, respectively, we had $470.6 million and $450.6 million in secured lines of credit with FHLB, $37.8 million and $27.7 million with Federal Reserve Bank of San Francisco (“FRBSF”), and $92.0 million and $72.0 million in unsecured lines with correspondent banks to cover any short or long-term borrowing needs. As of December 31, 2015, we had one long-term FHLB fixed-rate advance outstanding totaling $15.0 million. We also incurred overnight borrowing from FHLB totaling $52.0 million (due to significant funding of loans and deposit volatility associated with a few large depositors in the fourth quarter of 2015) and a standby letter of credit totaling $241 thousand as of December 31, 2015, leaving $403.4 million available borrowing capacity with FHLB. As of December 31, 2014, we had one FHLB fixed-rate advance outstanding totaling $15.0 million and a standby letter of credit totaling $241 thousand, leaving $435.3 million available borrowing capacity with FHLB. The FRBSF and correspondent bank lines were not utilized at December 31, 2015 and 2014. For additional information, see Note 8 to the Consolidated Financial Statements in Item 8 of this Form 10-K.

As part of the NorCal Acquisition, we assumed two subordinated debentures due to the NorCal Community Bancorp Trusts I and II at fair values totaling $5.0 million and contractual values totaling $8.2 million at the acquisition date. The subordinated debentures have been accreted up to $5.4 million and $5.2 million as of December 31, 2015 and 2014. For additional information on our subordinated debentures, see Note 8 to the Consolidated Financial Statements in Item 8 of this Form 10-K.

Deferred Compensation Obligations

We maintain a non-qualified, unfunded deferred compensation plan for certain key management personnel. Under this plan, participating employees may defer compensation, which will entitle them to receive certain payments for up to fifteen years commencing upon retirement, death, disability or termination of employment. The participating employee may elect to receive payments over periods not to exceed fifteen years. At December 31, 2015 and 2014, our aggregate payment obligations under this plan totaled $3.0 million and $2.9 million, respectively.

We established a Salary Continuation Plan on January 1, 2011. The plan was to provide a percentage of salary continuation benefits to a select group of Executive Management upon retirement at age sixty-five and reduced benefits upon early retirement.  At December 31, 2015 and 2014, our liability under the Salary Continuation Plan was $823 thousand and $645 thousand, respectively, and is recorded in interest payable and other liabilities. This Plan is unfunded and non-qualified for tax purposes and for purposes of Title I of the Employee Retirement Income Security Act of 1974.

For additional information, see Note 11 to the Consolidated Financial Statements in Item 8 of this Form 10-K.

Page-43

Off-Balance Sheet Arrangements, Commitments and Contractual Obligations

We make commitments to extend credit in the normal course of business to meet the financing needs of our customers. For additional information, see Note 17 to the Consolidated Financial Statements in Item 8 of this Form 10-K.

The following is a summary of our contractual obligations as of December 31, 2015.

Table 15 Contractual Obligations at December 31, 2015

	Payments due by period
(in thousands; unaudited)	<1 year	1-3 years	4-5 years	>5 years	Total
Operating leases	$3,763	$7,539	$6,544	$3,659	$21,505
FHLB overnight borrowings	52,000	—	—	—	52,000
FHLB fixed-rate advances	—	15,000	—	—	15,000
Subordinated debentures	—	—	—	8,248	8,248
Certificates of deposit	113,232	32,799	15,426	—	161,457
Total	$168,995	$55,338	$21,970	$11,907	$258,210

The contractual amount of loan commitments not reflected on the consolidated statement of condition was $376.6 million and $349.3 million at December 31, 2015 and 2014, respectively.

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

Capital Adequacy

As discussed in Note 16 to the Consolidated Financial Statements, the Bank's capital ratios are above regulatory guidelines to be considered "well capitalized" and Bancorp's ratios exceed the required minimum ratios for capital adequacy purposes. The Bank's total risk-based capital ratio decreased from 13.7% at December 31, 2014 to 13.1% at December 31, 2015, primarily due to an increase in risk-weighted assets, driven mainly by an increase in the loan portfolio, partially offset by the accumulation of undistributed net income of the Bank in 2015 of $12.7 million. Bancorp's total risk-based capital ratio decreased from 13.9% at December 31, 2014 to 13.4% at December 31, 2015, primarily due to an increase in risk-weighted assets as discussed above, partially offset by the accumulation of undistributed net income of $13.1 million in 2015.

We expect to maintain strong capital levels. Our anticipated sources of capital in 2016 include future earnings and shares issued upon the exercise of stock options.

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

Page-44

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

Management monitors our liquidity position daily. Our liquid assets totaled $375.0 million and $198.6 million at December 31, 2015 and 2014, respectively, which included unencumbered available-for-sale securities and cash. We attract and retain new deposits, which depends upon the variety and effectiveness of our customer account products, service and convenience, and rates paid to customers, as well as our financial strength. Any long-term decline in retail deposit funding would adversely affect our liquidity. Management regularly adjusts our investments in liquid assets based upon our assessment of expected loan demand, expected deposit flows, yields available on interest-earning securities and the objectives of our asset/liability management program. In addition, we have secured borrowing capacity through the FHLB and FRBSF that can be drawn upon. Management anticipates our current strong liquidity position and core deposit base will provide adequate liquidity to fund our operations.

As presented in the accompanying consolidated statements of cash flows, the sources of liquidity vary between periods. Our cash and cash equivalents at December 31, 2015 totaled $26.3 million, a decrease of $15.0 million from December 31, 2014. The primary sources of funds during 2015 included $115.1 million in paydowns, maturities and sales of investment securities, a net increase of $176.6 million in deposits, $52.0 million FHLB borrowings and $23.7 million in net cash provided by operating activities. The primary uses of funds were $289.5 million in investment securities purchases, $88.1 million of loan originations, net of principal collections, and $5.4 million cash dividends paid on common stock to our shareholders.

In addition to cash and cash equivalents, we have substantial additional borrowing capacity including unsecured lines of credit totaling $92.0 million with correspondent banks.  Further, our borrowing capacity with the FRBSF totaled $37.8 million at December 31, 2015, and is secured by a certain residential loan portfolio.  As of December 31, 2015, there is no debt outstanding to correspondent banks or the FRBSF. We are also a member of the FHLB and have a line of credit (secured under terms of a blanket collateral agreement by a pledge of essentially all of our unencumbered financial assets) in the amount of $470.6 million, of which $403.4 million was available at December 31, 2015. Borrowings under the line are limited to eligible collateral. The interest rates on overnight borrowings with both correspondent banks and the FHLB are determined daily and generally approximate the target federal funds rate.

Undisbursed loan commitments, which are not reflected on the consolidated statements of condition, totaled $376.6 million at December 31, 2015 at varying rates. This amount included $191.3 million under commercial lines of credit (these commitments are contingent upon customers maintaining specific credit standards), $130.4 million under revolving home equity lines, $39.4 million under undisbursed construction loans, $4.4 million under standby letters of credit and a remaining $11.1 million under personal and other lines of credit. These commitments, to the extent used, are expected to be funded primarily through the repayment of existing loans, deposit growth and existing balance sheet liquidity. Over the next twelve months $113.2 million of time deposits will mature. We expect these funds to be replaced with new deposits. Our emphasis on local deposits combined with our well capitalized equity position, provides a very stable funding base.

Since Bancorp is a holding company and does not conduct regular banking operations, its primary sources of liquidity are dividends from the Bank. Under the California Financial Code, payment of a dividend from the Bank to Bancorp without advance regulatory approval is restricted to the lesser of the Bank’s retained earnings or the amount of the Bank’s undistributed net profits from the previous three fiscal years. The primary uses of funds for Bancorp are shareholder dividends and ordinary operating expenses.  Bancorp held $3.8 million of cash at December 31, 2015. Bancorp obtained a dividend distribution from the Bank in the amount of $3.0 million in January of 2016. These funds are deemed sufficient to cover Bancorp's operational needs and cash dividends to shareholders for the next twelve months. Management anticipates that there will be sufficient earnings at the Bank level to provide dividends to Bancorp to meet its funding requirements for the foreseeable future.

Page-45

Quarterly Financial Data

Table 16 Summary of Quarterly Financial Data

	2015 Quarters Ended				2014 Quarters Ended
(dollars in thousands; unaudited)	Dec. 31	Sept. 30	Jun. 30	Mar. 31	Dec. 31	Sept. 30	Jun. 30	Mar. 31
Interest income	$17,795	$17,445	$17,018	$17,180	$17,722	$18,108	$18,456	$18,504
Interest expense	552	562	564	582	580	577	582	610
Net interest income	17,243	16,883	16,454	16,598	17,142	17,531	17,874	17,894
Provision for loan losses	500	—	—	—	—	—	600	150
Net interest income after
provision for loan losses	16,743	16,883	16,454	16,598	17,142	17,531	17,274	17,744
Non-interest income	2,098	2,298	2,608	2,189	2,156	2,301	2,368	2,216
Non-interest expense	11,135	11,638	12,319	11,848	11,613	11,350	11,457	12,843
Income before provision for income taxes	7,706	7,543	6,743	6,939	7,685	8,482	8,185	7,117
Provision for income taxes	2,781	2,770	2,457	2,482	2,993	3,104	3,017	2,584
Net income	$4,925	$4,773	$4,286	$4,457	$4,692	$5,378	$5,168	$4,533
Net income available to common stockholders	$4,925	$4,773	$4,286	$4,457	$4,692	$5,378	$5,168	$4,533

Net income per common share:
Basic	$0.82	$0.80	$0.72	$0.75	$0.79	$0.91	$0.88	$0.77
Diluted	$0.81	$0.79	$0.71	$0.74	$0.78	$0.89	$0.86	$0.76

ITEM 7A.     Quantitative and Qualitative Disclosure about Market Risk

Market risk is defined as the risk of loss arising from an adverse change in the market value (or prices) of financial instruments. A significant form of market risk is interest rate risk, which is inherent in our investment, borrowing, lending and deposit gathering activities. The Bank manages interest rate sensitivity to minimize the exposure of our net interest margin, earnings, and capital to changes in interest rates. Interest rate changes can create fluctuations in the net interest margin due to an imbalance in the timing of repricing or maturity of assets or liabilities.

To mitigate interest rate risk, the structure of the Consolidated Statement of Condition is managed with the objective of correlating the effects of interest rate changes on loans and investments with those of deposits and borrowings. The asset liability management policy sets limits on the acceptable amount of change to net interest income and economic value of equity in different interest rate environments.

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

In December 2015, the FOMC raised the target federal funds rate by 25 basis points to a range of 0.25% to 0.50%. This increase from the historic low of 0.00% to 0.25% had not changed for the past seven years. The Bank currently has low interest rate risk and is asset sensitive (net interest margin is expected to increase if rates go up and adjustable rate loans at their interest rate floors start to float again as they reprice. However, there may be a lag between repricing of certain floating rate loans at their floors and increases in rates).

Page-46

Based on our most recent simulation, net interest income is projected to increase by approximately 2% in year one given an immediate 200 basis point increase in interest rates. For modeling purposes, the likelihood of a decrease in interest rates beyond 25 basis points as of December 31, 2015 was considered to be remote given prevailing low interest rate levels. The interest rate risk is within policy guidelines established by ALCO and the Board of Directors.

The following table estimates the effect of interest rate changes in all points of the yield curve as measured against a flat rate scenario.

Table 17	Effect of Interest Rate Change on Net Interest Income (NII) at December 31, 2015

	Immediate Changes in Interest Rates (in basis points)	Estimated Change in NII in Year One (as percent of NII)
	up 400	2.4%
	up 300	2.1%
	up 200	1.6%
	up 100	0.9%

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

Interest rate sensitivity is a function of the repricing characteristics of our assets and liabilities. The Bank runs a combination of scenarios and sensitivities in its attempt to capture the range of interest rate risk. As with any simulation model or other method of measuring interest rate risk, limitations are inherent in the process and dependent on assumptions. For example, although certain of our assets and liabilities may have similar maturities or repricing time frames, they may react differently to changes in market interest rates. In addition, the effect of changes in interest rates on certain categories of either our assets or liabilities may precede or lag changes in market interest rates. Further, the actual rates and timing of prepayments on loans and investment securities, and the behavior of depositors, could vary significantly from the assumptions applied in the various scenarios. Lastly, changes in U.S. Treasury rates accompanied by a change in the shape of the yield curve could produce different results from those presented in the table. Accordingly, the results presented should not be relied upon as indicative of actual results in the event of changing market interest rates.

Page-47

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Bank of Marin Bancorp

We have audited the accompanying consolidated statements of condition of Bank of Marin Bancorp and subsidiary (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of comprehensive income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2015. We also have audited the Company's internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting and Compliance with Applicable Laws and Regulations. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bank of Marin Bancorp and subsidiary as of December 31, 2015 and 2014, and the consolidated results of their operations and their cash flows each of the three years in the period ended December 31, 2015, in conformity with generally accepted accounting principles in the United States of America. Also in our opinion, Bank of Marin Bancorp maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Moss Adams LLP
San Francisco, California
March 11, 2016

Page-48

504 Redwood Blvd, Suite 100
Novato, CA 94947

March 11, 2016

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

Management has assessed Bancorp's internal control over financial reporting encompassing both financial statements prepared in accordance with generally accepted accounting principles and those prepared for regulatory reporting purposes as of December 31, 2015. The assessment was based on criteria for effective internal control over financial reporting described in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, Management believes that, as of December 31, 2015, Bancorp maintained effective internal control over financial reporting encompassing both financial statements prepared in accordance with generally accepted accounting principles and those prepared for regulatory reporting purposes in all material respects. Management also believes that Bancorp complied with the designated safety and soundness laws and regulations pertaining to insider loans and dividend restrictions during 2015.

Management's assessment of the effectiveness of Bancorp's internal control over financial reporting as of December 31, 2015 has been audited by Moss Adams LLP, an independent registered public accounting firm, which expresses an unqualified opinion as stated in their report which appears on the previous page.

/s/ Russell A. Colombo
Russell A. Colombo, President and Chief Executive Officer

/s/ Tani Girton
Tani Girton, EVP and Chief Financial Officer

Page-49

BANK OF MARIN BANCORP CONSOLIDATED STATEMENTS OF CONDITION
December 31, 2015 and 2014

(in thousands, except share data)	2015	2014
Assets
Cash and due from banks	$26,343	$41,367
Investment securities
Held-to-maturity, at amortized cost	69,637	116,437
Available-for-sale (at fair value; amortized cost $417,410 and $199,045 at December 31, 2015 and 2014, respectively)	417,787	200,848
Total investment securities	487,424	317,285
Loans, net of allowance for loan losses of $14,999 and $15,099 at December 31, 2015 and 2014, respectively	1,436,229	1,348,252
Bank premises and equipment, net	9,305	9,859
Goodwill	6,436	6,436
Core deposit intangible	3,113	3,732
Interest receivable and other assets	62,284	60,199
Total assets	$2,031,134	$1,787,130

Liabilities and Stockholders' Equity
Liabilities
Deposits
Non-interest bearing	$770,087	$670,890
Interest bearing
Transaction accounts	114,277	93,758
Savings accounts	141,316	133,714
Money market accounts	541,089	503,543
Time accounts	161,457	149,714
Total deposits	1,728,226	1,551,619
Federal Home Loan Bank ("FHLB") borrowings	67,000	15,000
Subordinated debentures	5,395	5,185
Interest payable and other liabilities	16,040	15,300
Total liabilities	1,816,661	1,587,104

Stockholders' Equity
Preferred stock, no par value, Authorized - 5,000,000 shares, none issued	—	—
Common stock, no par value, Authorized - 15,000,000 shares; Issued and outstanding - 6,068,543 and 5,939,482 at December 31, 2015 and 2014, respectively	84,727	82,436
Retained earnings	129,553	116,502
Accumulated other comprehensive income, net	193	1,088
Total stockholders' equity	214,473	200,026
Total liabilities and stockholders' equity	$2,031,134	$1,787,130

The accompanying notes are an integral part of these consolidated financial statements.

Page-50

BANK OF MARIN BANCORP CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years ended December 31, 2015, 2014 and 2013

(in thousands, except per share amounts)	2015	2014	2013
Interest income
Interest and fees on loans	$61,754	$64,823	$54,408
Interest on investment securities
Securities of U.S. government agencies	4,709	4,502	2,573
Obligations of state and political subdivisions	2,155	2,273	2,214
Corporate debt securities and other	685	1,031	1,245
Interest on federal funds sold and short-term investments	135	161	120
Total interest income	69,438	72,790	60,560
Interest expense
Interest on interest bearing transaction accounts	115	99	52
Interest on savings accounts	51	46	35
Interest on money market accounts	495	550	419
Interest on time accounts	853	917	922
Interest on FHLB and overnight borrowings	317	315	322
Interest on subordinated debentures	420	422	35
Total interest expense	2,251	2,349	1,785
Net interest income	67,187	70,441	58,775
Provision for loan losses	500	750	540
Net interest income after provision for loan losses	66,687	69,691	58,235
Non-interest income
Service charges on deposit accounts	1,979	2,167	2,062
Wealth Management and Trust Services	2,391	2,309	2,162
Debit card interchange fees	1,445	1,378	1,104
Merchant interchange fees	545	803	822
Earnings on bank-owned life insurance	814	841	954
Dividends on FHLB stock	1,003	563	259
Gains (losses) on investment securities, net	79	80	(1)
Other income	937	900	704
Total non-interest income	9,193	9,041	8,066
Non-interest expense
Salaries and related benefits	25,764	25,005	21,974
Occupancy and equipment	5,498	5,470	4,347
Depreciation and amortization	1,968	1,585	1,395
Federal Deposit Insurance Corporation insurance	997	1,032	921
Data processing	3,318	3,665	5,334
Professional services	2,121	2,230	2,985
Directors' expense	826	628	537
Information technology	736	675	513
(Reversal of) provision for losses on off-balance sheet commitments	(263)	334	112
Other expense	5,984	6,639	5,974
Total non-interest expense	46,949	47,263	44,092
Income before provision for income taxes	28,931	31,469	22,209
Provision for income taxes	10,490	11,698	7,939
Net income	$18,441	$19,771	$14,270
Net income per common share:
Basic	$3.09	$3.35	$2.62
Diluted	$3.04	$3.29	$2.57
Weighted-average shares used to compute net income per common share:
Basic	5,966	5,893	5,457
Diluted	6,065	6,006	5,558
Dividends declared per common share	$0.90	$0.80	$0.73
Comprehensive income
Net income	$18,441	$19,771	$14,270
Other comprehensive income
Change in net unrealized (loss) gain on available-for-sale securities	(1,420)	2,939	(4,720)
Reclassification adjustment for (gain) loss on available-for-sale securities included in net income	(6)	24	18
Net change in unrealized (loss) gain on available-for-sale securities, before tax	(1,426)	2,963	(4,702)
Deferred tax (benefit) expense	(531)	1,203	(1,975)
Other comprehensive (loss) income, net of tax	(895)	1,760	(2,727)
Comprehensive income	$17,546	$21,531	$11,543
The accompanying notes are an integral part of these consolidated financial statements.

Page-51

BANK OF MARIN BANCORP CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
Years ended December 31, 2015, 2014 and 2013

(in thousands, except share data)	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Taxes	Total
	Shares	Amount
Balance at December 31, 2012	5,389,210	$58,573	$91,164	$2,055	$151,792
Net income	—	—	14,270	—	14,270
Other comprehensive loss	—	—	—	(2,727)	(2,727)
Stock options exercised	71,237	2,218	—	—	2,218
Excess tax benefit - stock-based compensation	—	125	—	—	125
Stock issued under employee stock purchase plan	870	34	—	—	34
Restricted stock granted	11,850	—	—	—	—
Restricted stock forfeited / cancelled	(3,998)	—	—	—	—
Stock-based compensation - stock options	—	175	—	—	175
Stock-based compensation - restricted stock	—	228	—	—	228
Cash dividends paid on common stock	—	—	(3,970)	—	(3,970)
Stock purchased by directors under director stock plan	160	6	—	—	6
Stock issued in payment of director fees	5,619	222	—	—	222
Stock issued to NorCal Community Bancorp shareholders	402,576	18,514	—	—	18,514
Balance at December 31, 2013	5,877,524	$80,095	$101,464	$(672)	$180,887
Net income	—	—	19,771	—	19,771
Other comprehensive income	—	—	—	1,760	1,760
Stock options exercised	49,415	1,452	—	—	1,452
Excess tax benefit - stock-based compensation	—	172	—	—	172
Stock issued under employee stock purchase plan	521	23	—	—	23
Restricted stock granted	8,523	—	—	—	—
Restricted stock forfeited / cancelled	(2,067)	—	—	—	—
Stock-based compensation - stock options	—	200	—	—	200
Stock-based compensation - restricted stock	—	246	—	—	246
Cash dividends paid on common stock	—	—	(4,733)	—	(4,733)
Stock purchased by directors under director stock plan	260	12	—	—	12
Stock issued in payment of director fees	5,306	236	—	—	236
Balance at December 31, 2014	5,939,482	$82,436	$116,502	$1,088	$200,026
Net income	—	—	18,441	—	18,441
Other comprehensive loss	—	—	—	(895)	(895)
Stock options exercised	37,071	1,139	—	—	1,139
Excess tax benefit - stock-based compensation	—	212	—	—	212
Stock issued under employee stock purchase plan	339	17	—	—	17
Restricted stock granted	15,970	—	—	—	—
Restricted stock forfeited / cancelled	(450)	—	—	—	—
Stock-based compensation - stock options	—	252	—	—	252
Stock-based compensation - restricted stock	—	384	—	—	384
Cash dividends paid on common stock	—	—	(5,390)	—	(5,390)
Stock purchased by directors under director stock plan	245	12	—	—	12
Stock issued in payment of director fees	5,295	275	—	—	275
Stock issued from exercise of warrants	70,591	—	—	—	—
Balance at December 31, 2015	6,068,543	$84,727	$129,553	$193	$214,473

The accompanying notes are an integral part of these consolidated financial statements.

Page-52

BANK OF MARIN BANCORP CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2015, 2014 and 2013

(in thousands)	2015	2014	2013
Cash Flows from Operating Activities:
Net income	$18,441	$19,771	$14,270
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	500	750	540
(Reversal of) provision for losses on off-balance sheet commitments	(263)	334	112
Compensation expense--common stock for director fees	274	270	215
Stock-based compensation expense	636	446	403
Excess tax benefits from exercised stock options	(187)	(118)	(96)
Amortization of core deposit intangible	619	771	69
Amortization of investment security premiums, net of accretion of discounts	2,825	2,759	3,004
Accretion of discount on acquired loans	(1,883)	(3,906)	(1,871)
Accretion of discount on subordinated debentures	210	216	19
Net amortization of deferred loan origination costs/fees	(281)	(463)	(793)
Write-down of other real estate owned	40	—	—
(Gain) loss on sale of investment securities	(79)	(93)	1
Other-than-temporary impairment on securities available-for-sale	—	13	—
Depreciation and amortization	1,968	1,585	1,395
(Gain) loss on sale of repossessed assets	—	—	(43)
Earnings on bank owned life insurance policies	(814)	(841)	(954)
Net change in operating assets and liabilities:
Interest receivable	(734)	(143)	(694)
Interest payable	(26)	(40)	28
Deferred rent and other rent-related expenses	(4)	160	338
Other assets	1,081	(184)	299
Other liabilities	1,359	(2,430)	4,959
Net cash provided by operating activities	23,682	18,857	21,201
Cash Flows from Investing Activities:
Purchase of held-to-maturity securities	(2,375)	—	—
Purchase of available-for-sale securities	(287,144)	(18,206)	(86,372)
Proceeds from sale of available-for-sale securities	2,099	2,436	7,973
Proceeds from sale of held-to-maturity securities	1,015	2,146	6,442
Proceeds from paydowns/maturities of held-to-maturity securities	47,181	16,793	8,570
Proceeds from paydowns/maturities of available-for-sale securities	64,839	46,371	36,332
Loans originated and principal collected, net	(88,123)	(88,872)	(23,087)
Purchase of bank owned life insurance policies	—	—	(1,421)
Purchase of premises and equipment	(1,418)	(2,334)	(958)
Proceeds from sale of loan	1,502	—	—
Proceeds from sale of repossessed assets	—	—	270
Cash acquired from acquisitions, net of cash paid	—	—	15,785
Purchase of Federal Home Loan Bank stock	(136)	(492)	(420)
Cash paid for low income housing investment	(718)	(494)	(62)
Net cash used in investing activities	(263,278)	(42,652)	(36,948)
Cash Flows from Financing Activities:
Net increase (decrease) in deposits	176,607	(35,483)	92,787
Proceeds from stock options exercised	1,139	1,452	2,218
Federal Home Loan Bank borrowings	52,000	—	—
Cash dividends paid on common stock	(5,390)	(4,733)	(3,970)
Proceeds from stock issued under employee and director stock purchase plans	29	35	40
Excess tax benefits from exercised stock options	187	118	96
Net cash provided (used in) by financing activities	$224,572	$(38,611)	$91,171
Net (decrease) increase in cash and cash equivalents	(15,024)	(62,406)	75,424
Cash and cash equivalents at beginning of period	$41,367	$103,773	$28,349
Cash and cash equivalents at end of period	$26,343	$41,367	$103,773
Supplemental disclosure of cash flow items, non-cash investing and financing activities:
Cash paid in interest	$2,066	$2,185	$1,740
Cash paid in income taxes	$9,068	$11,290	$9,239
Change in unrealized gain on available-for-sale securities	$(1,426)	$2,963	$(4,702)
Loans transferred to repossessed assets	$—	$—	$192
Stock issued in payment of director fees	$275	$236	$222
Subscription in low income housing tax credit investment	$1,023	$1,000	$1,000
Securities transferred from available-for-sale to held-to-maturity	$—	$14,297	$—
Transfer of loan to loans held-for-sale at fair value	$1,502	$—	$—
Acquisitions:
Fair value of assets acquired	$—	$—	$280,917
Fair value of liabilities assumed	$—	$—	$246,384
Stock issued to NorCal Community Bancorp shareholders	$—	$—	$18,514
The accompanying notes are an integral part of these consolidated financial statements.

Page-53

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

On November 29, 2013, we completed the merger of NorCal Community Bancorp ("NorCal"), parent company of Bank of Alameda, to enhance our market presence (the “NorCal Acquisition”). On the date of acquisition, Bancorp assumed ownership of NorCal Community Bancorp Trusts I and II, respectively (the "Trusts"), which were formed for the sole purpose of issuing trust preferred securities. Bancorp is not considered the primary beneficiary of the Trusts (variable interest entities), therefore the Trusts are not consolidated in our consolidated financial statements, but rather the subordinated debentures are shown as a liability on our consolidated statements of condition. Bancorp's investment in the common stock of the Trusts is accounted for under the equity method and is included in interest receivable and other assets on the consolidated statements of condition.

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

Investment Securities are classified as "held-to-maturity," "trading securities" or "available-for-sale." Investments classified as held-to-maturity are those that we have the ability and intent to hold until maturity and are reported at cost, adjusted for the amortization or accretion of premiums or discounts. Investments held for resale in anticipation of short-term market movements are classified as trading securities and are reported at fair value, with unrealized gains and losses included in earnings. Investments that are neither held-to-maturity nor trading are classified as available-for-sale and are reported at fair value. Unrealized gains and losses for available-for-sale securities, net of related tax, are reported as a separate component of comprehensive income and included in stockholders' equity until realized. For discussion of our methodology in determining fair value, see Note 10.

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

Page-54

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

Originated Loans are reported at the principal amount outstanding net of deferred fees (costs), charge-offs and the allowance for loan losses (“ALLL”). Interest income is accrued daily using the simple interest method. Loans are placed on non-accrual status when Management believes that there is doubt as to the collection of principal or interest, generally when they become contractually past due by ninety days or more with respect to principal or interest, except for loans that are well-secured and in the process of collection. When loans are placed on non-accrual status, any accrued but uncollected interest is reversed from current-period interest income. Non-accrual loans may be returned to accrual status when one of the following occurs:

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

Loan Charge-Off Policy: For all loan types excluding overdraft accounts, we generally make a charge-off determination at or before 90 days past due. A collateral-dependent loan is partially charged down to the fair value of collateral securing it if: (1) it is deemed uncollectable, or (2) it has been classified as a loss by either our internal loan review process or external examiners. A non-collateral-dependent loan is partially charged down to its net realizable value under the same circumstances. For overdraft accounts, we generally charge them off when they exceed 60 days past due.

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

Page-55

the economic environment. The economic environment and the lack of market liquidity and transparency are factors that have influenced, and may continue to affect, these assumptions and estimates.

We estimated the fair value of acquired loans at the acquisition date based on a discounted cash flow methodology that considered factors including the type of loan and related collateral, risk classification, fixed or variable interest rate, term of loan, whether or not the loan was amortizing, and current discount rates. Loans, except for purchased credit impaired ("PCI") loans, were grouped together according to similar risk characteristics and treated in the aggregate when applying various valuation techniques. Expected cash flows incorporated our best estimate of key assumptions at the time, such as property values, default rates, loss severity and prepayment speeds. Discount rates were based on market rates for new originations of comparable loans, where available, and included adjustments for liquidity factors.

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

According to the accounting guidance for PCI loans, the nonaccretable difference on the date of acquisition is defined as the difference between the contractually required payments and the cash flows expected to be collected, considering the result of prepayments, and is not recorded. The difference between the undiscounted expected cash flows and the fair value at acquisition date ("accretable difference") is accreted into interest income at a level yield of return over the remaining term of the loan, provided that the timing and amount of future cash flows is reasonably estimable.

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

For acquired loans not considered credit impaired ("non-PCI"), we recognize the entire fair value discount accretion to interest income, based on contractual cash flows using an effective interest rate method for term loans, and on a straight line basis for revolving lines. When a non-PCI loan is placed on non-accrual status subsequent to acquisition, accretion stops until the loan is returned to accrual status. The level of accretion on non-PCI loans varies from period to period due to maturities and early pay-offs of these loans during the reporting periods. Subsequent to acquisition, if the probable and estimable losses for non-PCI loans exceed the amount of the remaining unaccreted discount, the excess is established as an allowance for loan losses. All acquired loans were acquired in acquisitions and do not represent loans purchased from third parties.

For further information regarding our acquired loans, see Note 4.

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

Page-56

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

The estimate of cash flows expected to be collected on PCI loans is updated each quarter and requires the continued use of key assumptions and estimates. We apply judgment to develop our estimate of cash flows given the current economic environment, changes in collateral values, loan workout plans, changing probability of default, loss severities and prepayments. If we have probable decreases in cash flows expected to be collected on PCI loans, specific allowances are established to account for credit deterioration subsequent to acquisition.

The second component is an estimate of the probable inherent losses in each loan pool with similar risk characteristics. This analysis encompasses the entire loan portfolio excluding individually identified impaired loans and acquired loans whose purchase discount has not been fully accreted. Under our allowance model, loans are evaluated on a pool basis by loan segment which is further delineated by Federal regulatory reporting codes ("CALL codes"):

•	Loans secured by real estate:
- 1-4 family residential construction loans
- Other construction loans and all land development and other land loans
- Secured by farmland (including residential and other improvements)
- Revolving, open-end loans secured by 1-4 family residential properties and extended under lines of credit
- Closed-end loans secured by 1-4 family residential properties, secured by first liens
- Closed-end loans secured by 1-4 family residential properties, secured by junior liens
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

The model determines loan loss reserves by loan segment based on objective and subjective expected loss factors. Objective factors include an historical loss rate using a rolling twenty-quarter look-back, changes in the volume and nature of the loan portfolio, changes in credit quality metrics (past due loans, non-accrual loans, net charge-offs and adversely-graded loans), and the existence of credit concentrations. When a loan segment exceeds 100% of Tier 1 capital, additional reserves are provided due to credit concentration risk. Subjective factors include changes in the overall economic environment, legal and regulatory conditions, experience level of lending management and other relevant staff, uncertainties related to acquisitions, as well as the quality of our loan review process. The total amount allocated is determined by applying loss factors to outstanding loans by CALL code.

Page-57

For further information regarding the allowance for loan losses, see Note 4.

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

Transfers of Financial Assets: We have entered into certain participation agreements with other organizations. We account for these transfers of financial assets as sales when control over the transferred financial assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets and liabilities have been isolated from us, (2) the transferee has the right to pledge or exchange the assets (or beneficial interests) it received, free of conditions that constrain it from taking advantage of that right, beyond a trivial benefit and (3) we do not maintain effective control over the transferred financial assets or third-party beneficial interests related to those transferred assets. No gain or loss has been recognized by us on the sale of these participation interests in 2015, 2014 and 2013.

Premises and Equipment: Premises and equipment consist of leasehold improvements, furniture, fixtures, software and equipment and are stated at cost, less accumulated depreciation and amortization, which are calculated on a straight-line basis. Furniture and fixtures are depreciated over eight years and equipment is generally depreciated over three to twenty years. Leasehold improvements are amortized over the lesser of their estimated useful lives or the terms of the leases. When assets are sold or otherwise disposed of, the cost and related accumulated depreciation or amortization are removed from the accounts and any resulting gain or loss is recognized in income for the period. The cost of maintenance and repairs is charged to expense as incurred.

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

We make a qualitative assessment of whether it is more likely than not that the fair value of a reporting unit where goodwill is assigned is less than its carrying amount before applying a two-step goodwill impairment test. If we conclude that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, we do not perform the two-step impairment test. Goodwill is tested for impairment on an interim basis if circumstances change or an event occurs between annual tests that would more likely than not reduce the fair value of the reporting unit below its carrying amount. The qualitative assessment includes adverse events or circumstances identified that could negatively affect the reporting units’ fair value as well as positive and mitigating events. Such indicators may include, among others, a significant change in legal factors or in the general business climate, significant change in our stock price and market capitalization, unanticipated competition, and an action or assessment by a regulator.

Page-58

Other Real Estate Owned ("OREO"): OREO is comprised of property acquired through foreclosure, in substance repossession or acceptance of deeds-in-lieu of foreclosure when the related loan receivable is de-recognized. OREO is recorded at fair value of the collateral less estimated costs to sell, establishing a new cost basis, and subsequently accounted for at the lower of cost or fair value less estimated costs to sell. Any shortfall of collateral value from the recorded investment of the related loan is recognized as loss at the time of foreclosure and is charged against the allowance for loan losses. Fair value of collateral is generally based on an independent appraisal of the property. Revenues and expenses associated with OREO, and subsequent adjustments to the fair value of the property and to the estimated costs of disposal, are realized and reported as a component of non-interest income and expense when incurred.

Bank Owned Life Insurance: The Bank has purchased life insurance policies on certain key current and former officers. Bank owned life insurance ("BOLI") is recorded in interest receivable and other assets on the consolidated statements of condition at the amount that can be realized under the insurance contract at the period end, which is the cash surrender value adjusted for other charges or amounts due that are probable at settlement.

Federal Home Loan Bank of San Francisco ("FHLB") Stock: The Bank is a member of the FHLB. Members are required to own a certain amount of stock based on the level of borrowings and other factors. Our investment in FHLB stock is carried at cost and is included as part of interest receivable and other assets on the consolidated statements of condition. We periodically evaluate FHLB stock for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as non-interest income.

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

Employee Stock Ownership Plan (“ESOP”): We recognize compensation cost of the ESOP contribution when funds become committed for the purchase of Bancorp's common shares into the ESOP in the year in which the employees render service entitling them to the contribution. If we contribute stock, the compensation cost is the fair value of the shares when they are committed to be released, i.e. when the number of shares becomes known. During 2015, 2014 and 2013, the Bank only made cash contributions to the ESOP without leveraging.

Income Taxes: Income taxes reported in the consolidated financial statements are computed based on an asset and liability approach. We recognize the amount of taxes payable or refundable for the current year and we record deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases using enacted tax rates in effect for the year in which the temporary differences are expected to reverse. We record net deferred tax assets to the extent it is more likely than not that they will be realized. In evaluating our ability to recover the deferred tax assets and the need to establish a valuation allowance against the deferred tax assets, Management considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies. In projecting future taxable income, Management develops assumptions including the amount of future state and federal pretax operating income, the reversal of temporary differences, and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates being used to manage the underlying business. Bancorp files consolidated federal and combined state income tax returns.

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

Page-59

unrecognized tax benefits, along with any related interest and penalties. Interest and penalties related to unrecognized tax benefits are recorded in tax expense.

In deciding whether or not our tax positions taken meet the more-likely-than-not recognition threshold, we must make judgments and interpretations about the application of inherently complex state and federal tax laws. To the extent tax authorities disagree with tax positions taken by us, our effective tax rates could be materially affected in the period of settlement with the taxing authorities. Revision of our estimate of accrued income taxes also may result from our own income tax planning, which may affect effective tax rates and results of operations for any reporting period.

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

Earnings per share (“EPS”) are based upon the weighted average number of common shares outstanding during each year. The following table shows: 1) weighted average basic shares, 2) potentially dilutive weighted average common shares related to stock options, unvested restricted stock awards and stock warrant, and 3) weighted average diluted shares. Basic EPS are calculated by dividing net income by the weighted average number of common shares outstanding during each period, excluding unvested restricted stock awards. Diluted EPS are calculated using the weighted average number of potentially dilutive common shares. The number of potentially dilutive common shares included in quarterly diluted EPS is computed using the average market prices during the three months included in the reporting period under the treasury stock method. The number of potentially dilutive common shares included in year-to-date diluted EPS is a year-to-date weighted average of potentially dilutive common shares included in each quarterly diluted EPS computation. We have two forms of our outstanding common stock: common stock and unvested restricted stock awards. Holders of unvested restricted stock awards receive non-forfeitable dividends at the same rate as common shareholders and they both share equally in undistributed earnings. Therefore, under the two-class method, the difference in EPS is not significant for these participating securities.

(in thousands, except per share data)	2015	2014	2013
Weighted average basic shares outstanding	5,966	5,893	5,457
Potentially dilutive common shares related to:
Stock options	41	43	44
Unvested restricted stock awards	5	5	4
Warrant	53	65	53
Weighted average diluted shares outstanding	6,065	6,006	5,558

Net income	$18,441	$19,771	$14,270
Basic EPS	$3.09	$3.35	$2.62
Diluted EPS	$3.04	$3.29	$2.57

Weighted average anti-dilutive shares not included in the calculation of diluted EPS	36	45	49

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

We determine fair value of stock options at grant date using the Black-Scholes pricing model that takes into account the stock price at the grant date, the exercise price, the expected life of the option, the volatility of the underlying stock, the expected dividend yield and the risk-free interest rate over the expected life of the option. The Black-Scholes option valuation model requires the input of highly subjective assumptions, including the expected life of the stock-

Page-60

based award and stock price volatility. The assumptions used represent Management's best estimates based on historical information, but these estimates involve inherent uncertainties and the application of Management's judgment. As a result, if other assumptions had been used, the recorded stock-based compensation expense could have been materially different from that recorded in the consolidated financial statements. In addition, we are required to estimate the expected forfeiture rates. If our actual forfeiture rate is materially different from the estimate, the share-based compensation expense could be materially different. Fair value of restricted stock is based on the stock price on grant date.

Derivative Financial Instruments and Hedging Activities

Fair Value Hedges: All of our interest rate swap contracts are designated and qualified as fair value hedges. We apply shortcut hedge accounting for one of our interest rate swap contracts, as it is structured to mirror all of the provisions of the hedged loan agreement. This interest rate swap is carried on the consolidated statements of condition at its fair value in other assets (when the fair value is positive) or in other liabilities (when the fair value is negative). The change in the fair value of the interest rate swap is recorded in non-interest income. As a result of interest rate fluctuations, the hedged fixed-rate loan also gains or loses value. The unrealized gain or loss resulting from the change in fair value of the hedged-loan is recorded as an adjustment to the hedged loan and offset in non-interest income. Under shortcut hedge accounting treatment, the change in fair value of the interest rate swap is deemed perfectly offset by the change in fair value of the hedged loan, resulting in zero impact to net income.

The six remaining interest rate swap contracts are accounted for using non-shortcut hedge accounting treatment. The interest rate swaps are closely aligned to the terms of the designated fixed-rate loans. The hedging relationships are tested for effectiveness on a quarterly basis. The interest rate swaps are carried on the consolidated statements of condition at their fair value in other assets (when the fair value is positive) or in other liabilities (when the fair value is negative). The changes in the fair value of the interest rate swaps are recorded in interest income. The unrealized gains or losses due to changes in fair value of the hedged fixed-rate loans are recorded as an adjustment to the hedged loans and offset in interest income. For derivative instruments executed with the same counterparty under a master netting arrangement, we do not offset fair value amounts of interest rate swaps in liability position with the ones in asset position. For further detail, see Note 15.

Advertising Costs are expensed as incurred. For the years ended December 31, 2015, 2014, and 2013, advertising costs totaled $334 thousand, $400 thousand, and $490 thousand, respectively.

Comprehensive Income includes net income and changes in the unrealized gain or loss of available-for-sale investment securities, net of related taxes, reported on the statements of comprehensive income and as components of stockholders' equity.

Fair Value Measurements: We use fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. We base our fair values on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Securities available-for-sale and derivatives are recorded at fair value on a recurring basis. Additionally, from time to time, we may be required to record certain assets at fair value on a non-recurring basis, such as purchased loans recorded at acquisition date, certain impaired loans, other real estate owned and securities held-to-maturity that are other-than-temporarily impaired. These non-recurring fair value adjustments typically involve write-downs of individual assets due to application of lower-of-cost or market accounting.

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

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent amounts of revenues and expenses during the reporting

Page-61

period. Actual results could differ from those estimates. Significant accounting estimates reflected in the consolidated financial statements include ALLL, other-than-temporary impairment of investment securities, accrued liabilities, accounting for income taxes and fair value measurements (including fair values of acquired assets and assumed liabilities at acquisition dates) as discussed in the Notes herein.

Recently Adopted and Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606). The ASU is a converged standard involving FASB and International Financial Reporting Standards that provides a single comprehensive revenue recognition model for all contracts with customers across transactions and industries. The core principal of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount and at a time that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606) Deferral of the Effective Date which institutes a one-year deferral of the effective date of this amendment to annual reporting periods beginning after December 15, 2017. We are currently evaluating the provisions of this ASU and will be monitoring developments and additional guidance to determine the potential outcome the new standard will have on our financial condition and results of operations.

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

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments in this ASU make improvements to GAAP related to financial instruments that include the following as applicable to us.

•
Equity investments, except for those accounted for under the equity method of accounting or those that result in consolidation of the investee, are required to be measured at fair value with changes in fair value recognized

Page-62

in net income. However, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer.

•
Simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment - if impairment exists, this requires measuring the investment at fair value.

•
Eliminates the requirement for public companies to disclose the method(s) and significant assumptions used to estimate the fair value that is currently required to be disclosed for financial instruments measured at amortized cost on the balance sheet.

•	Public companies will be required to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes.

•
Requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements.

•	The reporting entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity's other deferred tax assets.

ASU 2016-01 is effective for public business entities for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. This ASU will impact our financial statement disclosures, however, we do not expect this ASU to have a material impact on our financial condition or results of operations.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This ASU was issued to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities, including leases classified as operating leases under previous GAAP, on the balance sheet and requiring additional disclosures of key information about leasing arrangements. ASU 2016-02 is effective for annual periods, including interim periods within those annual periods beginning after December 15, 2018 and requires a modified retrospective approach to adoption. Early application of the amendments is permitted. We are currently evaluating the provisions of this ASU and will be monitoring developments and additional guidance to determine the potential outcome the amendments will have on our financial condition and results of operations.

Page-63

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

Goodwill

As a result of the NorCal Acquisition, we recorded $6.4 million in goodwill, which represents the excess of the total purchase price paid over the fair value of the assets acquired, net of the fair values of liabilities assumed. Goodwill mainly reflects expected value created through the combined operations of Bank of Alameda and Bank of Marin and our expanded footprint in the East Bay. At December 31, 2015 and 2014, we determined that the fair value of our traditional community banking activities (provided through our branch network) exceeded the carrying amount. Therefore, no impairment on goodwill has been recorded. The goodwill is not deductible for tax purposes.

Core Deposit Intangible

The core deposit intangible represents the estimated future benefits of acquired deposits and is booked separately from the related deposits. The value of the core deposit intangible asset was determined using a discounted cash flow approach to arrive at the cost differential between the core deposits (non-maturity deposits such as transaction, savings and money market accounts) and alternative funding sources. It was calculated as the present value of the difference  in  cash flows between maintaining the core deposits (interest  and  net  maintenance  costs) and the cost of an equal amount of  funds with a similar term from an alternative source. The core deposit intangible is amortized on an accelerated basis over an estimated ten-year life, and it is evaluated periodically for impairment. No impairment loss was recognized in 2015 or 2014.

We recorded a core deposit intangible asset of $4.6 million at acquisition, of which $69 thousand was amortized in 2013, $771 thousand was amortized in 2014 and $619 thousand was amortized in 2015. At December 31, 2015, the future estimated amortization expense is as follows:

(in thousands)	2016	2017	2018	2019	2020	Thereafter	Total
Core deposit intangible amortization	$533	$472	$413	$388	$365	$942	$3,113

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

The following table presents NorCal Community Bancorp's revenue (interest income and non-interest income) and earnings included in our consolidated statement of comprehensive income for the year ended December 31, 2013. This pro forma information does not necessarily reflect the results of operations that would have resulted had the acquisition been completed on January 1, 2013, nor is it indicative of the results of operations in future periods.

Page-64

Pro Forma Revenue and Earnings
(in thousands)	Revenue	Earnings
Actual from November 29, 2013 to December 31, 2013 of NorCal only	$1,239	$70
2013 supplemental pro forma of the combined entity from January 1, 2013 to December 31, 2013[1]	$79,586	$14,514

[1]  2013 supplemental pro forma earnings include $3.7 million of one-time acquisition related expenses booked at Bank of Marin Bancorp and $1.9 million of one-time acquisition related expenses booked at NorCal Community Bancorp in 2013.

Acquisition-related expenses are recognized as incurred and continue until all systems have been converted and operational functions become fully integrated. We did not incur any one-time acquisition-related expenses in 2015. We incurred one-time third-party acquisition-related expenses in the consolidated statements of comprehensive income in 2014 and 2013 as follows:

(in thousands)	2014	2013

Data processing	$442	$2,807	*
Professional services	—	660
Personnel severance	304	203
Other	—	74
Total	$746	$3,744

*Primarily relates to NorCal's core processing system contract termination and deconversion fees.

Page-65

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

	December 31, 2015				December 31, 2014
	Amortized	Fair	Gross Unrealized		Amortized	Fair	Gross Unrealized
(in thousands)	Cost	Value	Gains	(Losses)	Cost	Value	Gains	(Losses)
Held-to-maturity:
Obligations of state and political subdivisions	$42,919	$44,146	$1,246	$(19)	$63,425	$65,121	$1,736	$(40)
Corporate bonds	15,072	15,098	42	(16)	40,257	40,448	216	(25)
MBS pass-through securities issued by FHLMC and FNMA	11,646	11,810	171	(7)	12,755	13,074	319	—
Total held-to-maturity	69,637	71,054	1,459	(42)	116,437	118,643	2,271	(65)

Available-for-sale:
Securities of U.S. government agencies:
MBS pass-through securities issued by FHLMC and FNMA	138,222	138,462	694	(454)	92,963	94,214	1,262	(11)
CMOs issued by FNMA	18,266	18,219	97	(144)	14,771	14,790	77	(58)
CMOs issued by FHLMC	22,889	22,932	82	(39)	31,238	31,260	109	(87)
CMOs issued by GNMA	10,326	10,480	169	(15)	17,573	17,855	298	(16)
Debentures of government- sponsored agencies	161,690	160,892	28	(826)	14,694	14,557	95	(232)
Privately issued CMOs	3,960	4,150	190	—	7,137	7,294	172	(15)
Obligations of state and political subdivisions	57,110	57,673	580	(17)	15,733	15,880	155	(8)
Corporate bonds	4,947	4,979	43	(11)	4,936	4,998	66	(4)
Total available-for-sale	417,410	417,787	1,883	(1,506)	199,045	200,848	2,234	(431)

Total investment securities	$487,047	$488,841	$3,342	$(1,548)	$315,482	$319,491	$4,505	$(496)

The amortized cost and fair value of investment debt securities by contractual maturity at December 31, 2015 and 2014 are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2015				December 31, 2014
	Held-to-Maturity		Available-for-Sale		Held-to-Maturity		Available-for-Sale
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$18,853	$18,920	$12,135	$12,176	$39,778	$39,913	$2,378	$2,388
After one but within five years	31,677	32,360	188,007	187,326	50,983	51,953	43,866	43,919
After five years through ten years	8,580	8,969	64,899	64,999	11,679	12,426	9,644	9,749
After ten years	10,527	10,805	152,369	153,286	13,997	14,351	143,157	144,792
Total	$69,637	$71,054	$417,410	$417,787	$116,437	$118,643	$199,045	$200,848

Sales of investment securities and gross gains and losses are shown in the following table. The sales of the held-to-maturity securities were due to evidence of significant deterioration of the issuers' creditworthiness since purchase.

Page-66

(in thousands)	2015	2014	2013
Available-for-sale:
Sales proceeds	$2,099	$2,436	$7,973
Gross gains	$7	$4	$86
Gross losses, including OTTI	$(1)	$(28)	$(104)
Held-to-maturity:
Sales proceeds	$1,015	$2,146	$6,442
Gross gains	$73	$104	$67
Gross losses	$—	$—	$(50)

Investment securities carried at $87.9 million and $74.7 million at December 31, 2015 and 2014, respectively, were pledged with the State of California: $87.1 million and $73.8 million to secure public deposits in compliance with the Local Agency Security Program, and $840 thousand and $856 thousand to provide collateral for trust deposits. In addition, investment securities carried at $1.1 million were pledged to collateralize an internal Wealth Management and Trust Services (“WMTS”) checking account at both December 31, 2015 and 2014.

Other-Than-Temporarily Impaired ("OTTI") Debt Securities

We have evaluated the credit ratings of our investment securities and their issuers and/or insurers. Based on our evaluation, Management has determined that no investment security in our investment portfolio is other-than-temporarily impaired as of December 31, 2015. We do not have the intent, and it is more likely than not that we will not have to sell the remaining securities temporarily impaired at December 31, 2015 before recovery of the amortized cost basis.

Page-67

Fifty-four and twenty-eight investment securities were in unrealized loss positions at December 31, 2015 and 2014, respectively. Those securities are summarized and classified according to the duration of the loss period in the tables below:

December 31, 2015	< 12 continuous months		≥ 12 continuous months		Total securities in a loss position
(in thousands)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
Held-to-maturity:
MBS pass-through securities issued by FHLMC and FNMA	$2,332	$(7)	$—	$—	$2,332	$(7)
Obligations of state & political subdivisions	$8,297	$(19)	$—	$—	$8,297	$(19)
Corporate bonds	3,523	(15)	1,999	(1)	5,522	(16)
Total held-to-maturity	14,152	(41)	1,999	(1)	16,151	(42)
Available-for-sale:
MBS pass-through securities issued by FHLMC and FNMA	68,809	(454)	—	—	68,809	(454)
CMOs issued by FNMA	9,277	(80)	3,158	(64)	12,435	(144)
CMOs issued by FHLMC	—	—	1,989	(39)	1,989	(39)
CMOs issued by GNMA	164	—	2,374	(15)	2,538	(15)
Debentures of government- sponsored agencies	136,064	(713)	9,887	(113)	145,951	(826)
Obligations of state & political subdivisions	4,557	(15)	579	(2)	5,136	(17)
Corporate bonds	2,986	(11)	—	—	2,986	(11)
Total available-for-sale	221,857	(1,273)	17,987	(233)	239,844	(1,506)
Total temporarily impaired securities	$236,009	$(1,314)	$19,986	$(234)	$255,995	$(1,548)

December 31, 2014	< 12 continuous months		> 12 continuous months		Total securities in a loss position
(in thousands)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
Held-to-maturity:
Obligations of state & political subdivisions	$5,830	$(27)	$359	$(13)	$6,189	$(40)
Corporate bonds	3,009	(1)	3,533	(24)	6,542	(25)
Total held-to-maturity	8,839	(28)	3,892	(37)	12,731	(65)
Available-for-sale:
MBS pass-through securities issued by FHLMC and FNMA	1,960	(11)	—	—	1,960	(11)
CMOs issued by FNMA	—	—	4,115	(58)	4,115	(58)
CMOs issued by FHLMC	17,157	(44)	2,291	(43)	19,448	(87)
CMOs issued by GNMA	3,262	(16)	—	—	3,262	(16)
Debentures of government- sponsored agencies	494	(1)	9,769	(231)	10,263	(232)
Privately issued CMOs	817	(15)	—	—	817	(15)
Obligations of state & political subdivisions	2,695	(3)	1,112	(5)	3,807	(8)
Corporate bonds	1,002	(1)	990	(3)	1,992	(4)
Total available-for-sale	27,387	(91)	18,277	(340)	45,664	(431)
Total temporarily impaired securities	$36,226	$(119)	$22,169	$(377)	$58,395	$(496)
Page-68

As of December 31, 2015, there were six investment positions that had been in a continuous loss position for 12 months or more. These securities consisted of a debenture of government-sponsored agency, an obligation of U.S. state and political subdivisions, one corporate bond and three CMOs. We have evaluated each of the securities and believe that the decline in fair value is primarily driven by factors other than credit. It is probable that we will be able to collect all amounts due according to the contractual terms and no other-than-temporary impairment exists on these securities. The CMOs issued by FNMA, FHLMC and GNMA are supported by the U.S. Federal Government to protect us from credit losses. Additionally, the obligation of state and political subdivisions was deemed creditworthy based on our review of the issuer's recent financial information. The corporate bond subsequently matured and paid off in February 2016.

Forty-eight investment securities in our portfolio were in a temporary loss position for less than twelve months as of December 31, 2015. They consisted of obligations of U.S. state and political subdivisions, corporate bonds, MBS, CMOs, and debentures of government-sponsored agencies. We determine that the strengths of GNMA and FNMA through guarantee or support from the U.S. Federal Government are sufficient to protect us from credit losses. Other temporarily impaired securities are deemed creditworthy after credit analysis. Additionally, all are rated as investment grade by at least one major rating agency. We concluded that these securities were not other-than-temporarily impaired at December 31, 2015.

Non-Marketable Securities

As a member of the FHLB, we are required to maintain a minimum investment in the FHLB capital stock determined by the Board of Directors of the FHLB. Investment requirements can increase in the event we increase our borrowings with the FHLB. Shares cannot be purchased or sold except between the FHLB and its members at $100 per share par value. We held $8.4 million and $8.2 million of FHLB stock recorded at cost in other assets at December 31, 2015 and 2014, respectively. The carrying amounts of these investments are reasonable estimates of fair value because the securities are restricted to member banks and they do not have a readily determinable market value. Management does not believe that the FHLB stock is other-than-temporarily-impaired, as we expect to be able to redeem it at cost. On February 18, 2016, the FHLB announced a cash dividend for the fourth quarter of 2015 at an annualized dividend rate of 7.99% to be distributed in mid-March 2016.

As a member bank of Visa U.S.A., we hold 16,939 shares of Visa Inc. Class B common stock with a carrying value of zero, which is equal to our cost basis. These shares are restricted from resale until their conversion into Class A (voting) shares upon the termination of Visa Inc.'s Covered Litigation escrow account. As a result of the restriction, these shares are not considered available-for-sale and are not carried at fair value. Converting this Class B common stock to Class A common stock at a conversion rate of 1.6483, the value would be $2.2 million and $1.8 million at December 31, 2015 and 2014, respectively. The conversion rate is subject to further reduction upon the final settlement of the covered litigation against Visa Inc. and its member banks. See Note 13 herein.

We invest in low income housing tax credit funds as a limited partner, which totaled $2.7 million and $1.8 million recorded in other assets as of December 31, 2015 and 2014, respectively. Beginning 2014, we have elected to account for all low income housing investments using the proportional amortization method instead of the cost method. In 2015, we recognized $225 thousand of low income housing tax credits and other tax benefits, net of $174 thousand of amortization expense of low income housing tax credit investment, as a component of income tax expense for 2015. As of December 31, 2015, our unfunded commitments for these low income housing tax credit funds totaled $1.7 million. We did not recognize any impairment losses on these low income housing tax credit investments during 2015, 2014 or 2013.

Page-69

Note 4:  Loans and Allowance for Loan Losses

Credit Quality of Loans

Virtually all of our loans are generated from customers located in California, primarily in the counties of Marin, Alameda, Sonoma, San Francisco and Napa. Approximately 85% and 87% at December 31, 2015 and 2014, respectively, of total loans were secured by real estate, while 2% were unsecured at both December 31, 2015 and 2014. At December 31, 2015, 66% of our loans were for commercial real estate, 83% of which were secured by real estate located in Marin, Sonoma, Alameda, San Francisco and Napa counties (California).

Outstanding loans by class and payment aging as of December 31, 2015 and 2014 are as follows:

Loan Aging Analysis by Class as of December 31, 2015 and 2014
(dollars in thousands)	Commercial and industrial	Commercial real estate, owner-occupied	Commercial real estate, investor	Construction	Home equity	Other residential [1]	Installment and other consumer	Total
December 31, 2015
30-59 days past due	$36	$—	$1,096	$1	$—	$—	$249	$1,382
60-89 days past due	—	—	—	—	633	—	89	722
90 days or more past due	21	—	—	—	99	—	—	120
Total past due	57	—	1,096	1	732	—	338	2,224
Current	219,395	242,309	714,783	65,494	111,568	73,154	22,301	1,449,004
Total loans [3]	$219,452	$242,309	$715,879	$65,495	$112,300	$73,154	$22,639	$1,451,228
Non-accrual loans [2]	$21	$—	$1,903	$1	$171	$—	$83	$2,179
December 31, 2014
30-59 days past due	$183	$—	$—	$—	$646	$—	$180	$1,009
Non-accrual loans [2]	—	1,403	2,429	5,134	280	—	104	9,350
Total past due	183	1,403	2,429	5,134	926	—	284	10,359
Current	210,040	229,202	671,070	43,279	109,862	73,035	16,504	1,352,992
Total loans [3]	$210,223	$230,605	$673,499	$48,413	$110,788	$73,035	$16,788	$1,363,351

1 Our residential loan portfolio includes no sub-prime loans, nor is it our normal practice to underwrite loans commonly referred to as "Alt-A mortgages," the characteristics of which are loans lacking full documentation, borrowers having low FICO scores or higher loan-to-value ratios.

2 Amounts include $1 thousand and $1.4 million of Purchased Credit Impaired ("PCI") loans that have stopped accreting interest at December 31, 2015 and 2014, respectively. Amounts exclude accreting PCI loans of $3.7 million and $3.8 million at December 31, 2015 and 2014, respectively, as we have a reasonable expectation about future cash flows to be collected and we continue to recognize accretable yield on these loans in interest income. There were no accruing loans past due more than ninety days at December 31, 2015 or 2014.

3 Amounts included deferred loan origination costs, net of deferred loan origination fees, of $768 thousand and $487 thousand at December 31, 2015 and 2014, respectively. Amounts were also net of unaccreted purchase discounts on non-PCI loans of $3.2 million and $4.4 million at December 31, 2015 and 2014, respectively.

Our commercial loans are generally made to established small and mid-sized businesses to provide financing for their growth and working capital needs, equipment purchases and/or acquisitions.  Management examines historical, current, and projected cash flows to determine the ability of the borrower to repay obligations as agreed. Commercial loans are made based primarily on the identified cash flows of the borrower and secondarily on the underlying collateral and/or guarantor support. The cash flows of borrowers, however, may not occur as expected, and the collateral securing these loans may fluctuate in value. Most commercial and industrial loans are secured by the assets being financed, such as accounts receivable and/or inventory, and typically include a personal guarantee. We target stable businesses with guarantors that have proven to be resilient in periods of economic stress.  Typically, the guarantors provide an additional source of repayment for most of our credit extensions.

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

Page-70

Construction loans are generally made to developers and builders to finance construction, renovation and occasionally land acquisitions. These loans are underwritten after evaluation of the borrower's financial strength, reputation, prior track record, and independent appraisals. The construction industry can be affected by significant events, including: the inherent volatility of real estate markets and vulnerability to delays due to weather, change orders, inability to obtain construction permits, labor or material shortages, and price changes. Estimates of construction costs and value associated with the completed project may be inaccurate. Repayment of construction loans is largely dependent on the ultimate success of the project.

Consumer loans primarily consist of home equity lines of credit, other residential (tenancy-in-common, or “TIC”) loans, and installment and other consumer loans. We originate consumer loans utilizing credit score information, debt-to-income ratio and loan-to-value ratio analysis. Diversification, coupled with relatively small loan amounts that are spread across many individual borrowers, mitigates risk. Additionally, trend reports are reviewed by Management on a regular basis. Our residential loan portfolio includes TIC units almost entirely in San Francisco. These loans tend to have more equity in their properties than conventional residential mortgages, which mitigates risk. Installment and other consumer loans include mostly loans for floating homes and mobile homes along with a small number of installment loans.

We use a risk rating system to evaluate asset quality, and to identify and monitor credit risk in individual loans, and ultimately in the portfolio. Definitions of loans that are risk graded “Special Mention” or worse are consistent with those used by the Federal Deposit Insurance Corporation ("FDIC").  Our internally assigned grades are as follows:

Pass: Loans to borrowers of acceptable or better credit quality. Borrowers in this category demonstrate fundamentally sound financial positions, repayment capacity, credit history and management expertise.  Loans in this category must have an identifiable and stable source of repayment and meet the Bank’s policy regarding debt service coverage ratios.  These borrowers are capable of sustaining normal economic, market or operational setbacks without significant financial consequences.  Negative external industry factors are generally not present.  The loan may be secured, unsecured or supported by non-real estate collateral for which the value is more difficult to determine and/or marketability is more uncertain. This category also includes “Watch” loans, where the primary source of repayment has been delayed. “Watch” is intended to be a transitional grade, with either an upgrade or downgrade within a reasonable period.

Special Mention: Potential weaknesses that deserve close attention. If left uncorrected, those potential weaknesses may result in deterioration of the payment prospects for the asset. Special Mention assets do not present sufficient risk to warrant adverse classification.

Substandard: Inadequately protected by either the current sound worth and paying capacity of the obligor or the collateral pledged, if any. A Substandard asset has a well-defined weakness or weaknesses that jeopardize(s) the liquidation of the debt. Substandard assets are characterized by the distinct possibility that we will sustain some loss if such weaknesses or deficiencies are not corrected. Well-defined weaknesses include adverse trends or developments of the borrower’s financial condition, managerial weaknesses and/or significant collateral deficiencies.

Doubtful: Critical weaknesses that make collection or liquidation in full improbable. There may be specific pending events that work to strengthen the asset; however, the amount or timing of the loss may not be determinable. Pending events generally occur within one year of the asset being classified as Doubtful. Examples include: merger, acquisition, or liquidation; capital injection; guarantee; perfecting liens on additional collateral; and refinancing. Such loans are placed on non-accrual status and usually are collateral-dependent.

We regularly review our credits for accuracy of risk grades whenever new information is received. Borrowers are required to submit financial information at regular intervals:

•
Generally, commercial borrowers with lines of credit are required to submit financial information with reporting intervals ranging from monthly to annually depending on credit size, risk and complexity.

•	Investor commercial real estate borrowers are generally required to submit rent rolls or property income statements at least annually.

•	Construction loans are monitored monthly, and reviewed on an ongoing basis.

•	Home equity and other consumer loans are reviewed based on delinquency.

•	Loans graded “Watch” or more severe, regardless of loan type, are reviewed no less than quarterly.

Page-71

The following table represents an analysis of loans by internally assigned grades, including PCI loans, at December 31, 2015 and 2014:

(in thousands)	Commercial and industrial	Commercial real estate, owner-occupied	Commercial real estate, investor	Construction	Home equity	Other residential	Installment and other consumer	Purchased credit-impaired	Total
Credit Risk Profile by Internally Assigned Grade:
December 31, 2015
Pass	$192,560	$219,060	$710,042	$62,255	$109,959	$73,154	$22,307	$3,260	$1,392,597
Special Mention	22,457	12,371	372	—	1,100	—	—	—	36,300
Substandard	4,260	9,167	3,739	3,239	1,173	—	332	421	22,331
Total loans	$219,277	$240,598	$714,153	$65,494	$112,232	$73,154	$22,639	$3,681	$1,451,228

December 31, 2014
Pass	$197,659	$205,820	$651,548	$41,710	$107,933	$70,987	$16,101	$2,210	$1,293,968
Special Mention	6,776	10,406	13,304	1,008	322	—	190	1,140	33,146
Substandard	5,464	11,763	6,473	5,684	2,466	2,048	497	1,842	36,237
Total loans	$209,899	$227,989	$671,325	$48,402	$110,721	$73,035	$16,788	$5,192	$1,363,351

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

During 2015, five loans with a recorded investment totaling $1.6 million were removed from TDR designation. There were no loans removed from TDR designation during 2014.

Page-72

The table below summarizes outstanding TDR loans by loan class as of December 31, 2015 and December 31, 2014. The summary includes both TDRs that are on non-accrual status and those that continue to accrue interest.

(in thousands)	As of
Recorded investment in Troubled Debt Restructurings [1]	December 31, 2015	December 31, 2014
Commercial and industrial	$4,698	$3,584
Commercial real estate, owner-occupied	6,993	8,459
Commercial real estate, investor	514	524
Construction [2]	3,238	5,684
Home equity	460	694
Other residential	2,010	2,045
Installment and other consumer	1,168	1,713
Total	$19,081	$22,703

1 Includes $19.0 million and $15.9 million of TDR loans that were accruing interest as of December 31, 2015 and December 31, 2014 respectively. Includes $137 thousand and $1.8 million of acquired loans at December 31, 2015 and December 31, 2014, respectively.

2 In June 2015, one TDR loan was transferred to loans held-for-sale at fair value totaling $1.5 million, net of an $839 thousand charge-off to the allowance for loan losses. The loan was subsequently sold in June 2015 for no gain or loss.

The table below presents the following information for loans modified in a TDR during the presented periods, number of contracts modified, the recorded investment in the loans prior to modification, and the recorded investment in the loans after being restructured. The table below excludes fully charged-off TDR loans and loans modified in a TDR and subsequently paid-off during the years presented.

(dollars in thousands)	Number of Contracts Modified	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment at period end
Troubled Debt Restructurings during the year ended December 31, 2015:
Commercial and industrial	7	$3,271	$3,251	$2,811
Total	7	$3,271	$3,251	$2,811
Troubled Debt Restructurings during the year ended December 31, 2014:
Commercial and industrial	6	$1,039	$1,258	$1,251
Commercial real estate, owner occupied	1	4,226	4,216	4,175
Commercial real estate, investor	2	224	224	220
Construction	2	964	1,312	1,309
Installment and other consumer	6	281	278	268
Total	17	$6,734	$7,288	$7,223

Troubled Debt Restructurings during the year ended December 31, 2013:
Commercial and industrial	8	$1,176	$1,377	$1,274
Construction	1	2,961	2,956	2,930
Home Equity	1	539	538	534
Other residential	3	7,135	7,156	5,368
Installment and other consumer	2	11	9	7
Total	15	$11,822	$12,036	$10,113

Modifications during 2015, 2014 and 2013 primarily involved maturity or payment extensions and interest rate concessions or some combination thereof. During 2015, 2014 and 2013, there were no defaults on loans that had been modified in a TDR within the prior twelve-month period. We report defaulted TDRs based on a payment default definition of more than ninety days past due.

Page-73

Impaired Loan Balances and Their Related Allowance by Major Classes of Loans

The table below summarizes information on impaired loans and their related allowances. Total impaired loans include non-accrual loans, accruing TDR loans and accreting PCI loans that have experienced post-acquisition declines in cash flows expected to be collected.

(in thousands)	Commercial and industrial	Commercial real estate, owner-occupied	Commercial real estate, investor	Construction	Home equity	Other residential	Installment and other consumer	Total
December 31, 2015
Recorded investment in impaired loans:
With no specific allowance recorded	$2,198	$4,111	$2,416	$2,687	$171	$1,214	$131	$12,928
With a specific allowance recorded	2,522	2,882	—	551	388	797	1,120	8,260
Total recorded investment in impaired loans	$4,720	$6,993	$2,416	$3,238	$559	$2,011	$1,251	$21,188
Unpaid principal balance of impaired loans:
With no specific allowance recorded	$2,198	$4,111	$4,408	$2,687	$171	$1,214	$131	$14,920
With a specific allowance recorded	2,565	2,882	—	737	388	797	1,120	8,489
Total unpaid principal balance of impaired loans	$4,763	$6,993	$4,408	$3,424	$559	$2,011	$1,251	$23,409
Specific allowance	$912	$70	$—	$1	$3	$67	$116	$1,169
Average recorded investment in impaired loans during 2015	$4,237	$7,886	$2,833	$4,164	$602	$2,028	$1,523	$23,273
Interest income recognized on impaired loans during 2015	$238	$295	$33	$86	$18	$92	$64	$826

December 31, 2014
Recorded investment in impaired loans:
With no specific allowance recorded	$1,141	$5,577	$2,954	$5,134	$393	$1,026	$239	$16,464
With a specific allowance recorded	2,443	2,882	—	561	300	1,019	1,554	8,759
Total recorded investment in impaired loans	$3,584	$8,459	$2,954	$5,695	$693	$2,045	$1,793	$25,223
Unpaid principal balance of impaired loans:
With no specific allowance recorded	$1,186	$6,577	$4,945	$7,824	$880	$1,026	$239	$22,677
With a specific allowance recorded	2,524	2,882	—	749	300	1,019	1,554	9,028
Total recorded investment in impaired loans	$3,710	$9,459	$4,945	$8,573	$1,180	$2,045	$1,793	$31,705
Specific allowance	$694	$65	$—	$3	$—	$92	$284	$1,138
Average recorded investment in impaired loans during 2014	$5,354	$6,604	$3,138	$6,471	$741	$1,744	$1,857	$25,909
Interest income recognized on impaired loans during 2014	$378	$288	$28	$85	$19	$74	$76	$948
Average recorded investment in impaired loans during 2013	$7,168	$3,519	$5,847	$7,200	$909	$2,632	$1,872	$29,147
Interest income recognized on impaired loans during 2013	$476	$253	$14	$249	$29	$89	$71	$1,181

Management monitors delinquent loans continuously and identifies problem loans, generally loans graded substandard or worse, to be evaluated individually for impairment testing. Generally, the recorded investment in impaired loans is net of any charge-offs from estimated losses related to specifically-identified impaired loans when they are deemed uncollectible. The charged-off portion of impaired loans outstanding at December 31, 2015 and 2014 totaled approximately $2.1 million and $5.5 million, respectively.  In addition, the recorded investment in impaired loans is net of purchase discounts or premiums on acquired loans. At December 31, 2015 and 2014, outstanding commitments to extend credit on impaired loans, including performing loans to borrowers whose terms have been modified in TDRs, totaled $1.3 million and $1.4 million, respectively.

Page-74

The following tables disclose loans by major portfolio category and activity in the ALLL, as well as the related ALLL disaggregated by impairment evaluation method:

Allowance for Loan Losses and Recorded Investment In Loans
(dollars in thousands)	Commercial and industrial	Commercial real estate, owner-occupied	Commercial real estate, investor	Construction	Home equity	Other residential	Installment and other consumer	Unallocated	Total
As of December 31, 2015:
Ending ALLL related to loans collectively evaluated for impairment	$2,111	$2,179	$6,178	$723	$907	$327	$309	$1,096	$13,830
Ending ALLL related to loans individually evaluated for impairment	904	70	—	—	3	67	116	—	1,160
Ending ALLL related to purchased credit-impaired loans	8	—	—	1	—	—	—	—	9
Ending balance	$3,023	$2,249	$6,178	$724	$910	$394	$425	$1,096	$14,999
Loans outstanding:
Collectively evaluated for impairment	$214,695	$233,605	$711,737	$62,256	$111,673	$71,143	$21,388	$—	$1,426,497
Individually evaluated for impairment[1]	4,582	6,993	2,416	3,238	559	2,011	1,251	—	21,050
Purchased credit-impaired	175	1,711	1,726	1	68	—	—	—	3,681
Total	$219,452	$242,309	$715,879	$65,495	$112,300	$73,154	$22,639	$—	$1,451,228
Ratio of allowance for loan losses to total loans	1.38%	0.93%	0.86%	1.11%	0.81%	0.54%	1.88%	NM	1.03%
Allowance for loan losses to non-accrual loans	14,395%	NM	325%	72,400%	532%	NM	512%	NM	688%
1 Total excludes $138 thousand of PCI loans that have experienced post-acquisition declines in cash flows expected to be collected. These loans are included in the "purchased credit-impaired" amount in the next line below.
NM - Not Meaningful

Allowance for Loan Losses and Recorded Investment In Loans
(dollars in thousands)	Commercial and industrial	Commercial real estate, owner-occupied	Commercial real estate, investor	Construction	Home equity	Other residential	Installment and other consumer	Unallocated	Total
As of December 31, 2014:
Ending ALLL related to loans collectively evaluated for impairment	$2,143	$1,859	$6,672	$836	$859	$341	$282	$969	$13,961
Ending ALLL related to loans individually evaluated for impairment	690	65	—	—	—	92	284	—	1,131
Ending ALLL related to purchased credit-impaired loans	4	—	—	3	—	—	—	—	7
Ending balance	$2,837	$1,924	$6,672	$839	$859	$433	$566	$969	$15,099
Loans outstanding:
Collectively evaluated for impairment	$206,603	$220,933	$668,371	$42,718	$110,028	$70,990	$14,995	$—	$1,334,638
Individually evaluated for impairment[1]	3,296	7,056	2,954	5,684	693	2,045	1,793	—	23,521
Purchased credit-impaired	324	2,616	2,174	11	67	—	—	—	5,192
Total	$210,223	$230,605	$673,499	$48,413	$110,788	$73,035	$16,788	$—	$1,363,351
Ratio of allowance for loan losses to total loans	1.35%	0.83%	0.99%	1.73%	0.78%	0.59%	3.37%	NM	1.11%
Allowance for loan losses to non-accrual loans	NM	137%	275%	16%	307%	NM	544%	NM	161%
1 Total excludes $1.7 million PCI loans that have experienced credit deterioration post-acquisition, which are included in the "purchased credit-impaired" amount in the next line below.
NM - Not Meaningful

Page-75

Allowance for Loan Losses Rollforward for the Period
(in thousands)	Commercial and industrial	Commercial real estate, owner-occupied	Commercial real estate, investor	Construction	Home equity	Other residential	Installment and other consumer	Unallocated	Total
Year ended December 31, 2015:
Allowance for loan losses:
Beginning balance	2,837	1,924	6,672	839	859	433	566	969	15,099
Provision (reversal)	(45)	325	(517)	724	48	(39)	(123)	127	500
Charge-offs	(5)	—	—	(839)	—	—	(20)	—	(864)
Recoveries	$236	$—	$23	$—	$3	$—	$2	$—	$264
Ending balance	$3,023	$2,249	$6,178	$724	$910	$394	$425	$1,096	$14,999

Year ended December 31, 2014:
Allowance for loan losses:
Beginning balance	$3,056	$2,012	$6,196	$633	$875	$317	$629	$506	$14,224
Provision (reversal)	(321)	(93)	431	314	(19)	116	(141)	463	750
Charge-offs	(66)	—	—	(204)	—	—	(7)	—	(277)
Recoveries	168	5	45	96	3	—	85	—	402
Ending balance	$2,837	$1,924	$6,672	$839	$859	$433	$566	$969	$15,099

Year ended December 31, 2013:
Allowance for loan losses:
Beginning balance	$4,100	$1,313	$4,372	$611	$1,264	$551	$1,231	$219	$13,661
Provision (reversal)	(1,393)	615	1,940	83	(223)	(234)	(535)	287	540
Charge-offs	(672)	—	(156)	(62)	(176)	—	(88)	—	(1,154)
Recoveries	1,021	84	40	1	10	—	21	—	1,177
Ending balance	$3,056	$2,012	$6,196	$633	$875	$317	$629	$506	$14,224

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

For acquired loans not considered credit-impaired, the difference between the contractual amounts due (principal amount) and the fair value is accounted for subsequently through accretion. We recognize discount accretion based on the acquired loan’s contractual cash flows using an effective interest rate method. The accretion is recognized through the net interest margin.

The following table presents the fair value of purchased credit-impaired and other loans acquired from Bank of Alameda as of the acquisition date:

	November 29, 2013
(in thousands)	Purchased credit-impaired loans	Other purchased loans	Total
Contractually required payments including interest	$5,706	$211,769	$217,475
Less: nonaccretable difference	(1,183)	—	(1,183)
Cash flows expected to be collected (undiscounted)	4,523	211,769	216,292
Accretable yield	(707)	(41,826)	(42,533)
Fair value of purchased loans	$3,816	$169,943	$173,759

1 $6.6 million of the $41.8 million represents the difference between the contractual principal amounts due and the fair value. This discount is to be accreted to interest income over the remaining lives of the loans. The remaining $35.2 million is the contractual interest to be earned over the life of the loans.

The following table reflects the outstanding balance and related carrying value of PCI loans as of the acquisition date:

Page-76

	November 29, 2013
PCI Loans (in thousands)	Unpaid principal balance	Fair value
Commercial and industrial	$847	$369
Commercial real estate	3,757	3,362
Construction	150	16
Home equity	239	69
Total purchased credit-impaired loans	$4,993	$3,816

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

•
Changes in interest rate indices for variable rate loans – Expected future cash flows are based on the variable rates in effect at the time of the regular evaluations of cash flows expected to be collected;

•	Changes in prepayment assumptions – Prepayments affect the estimated life of the loans which may change the amount of interest income, and possibly principal, expected to be collected; and

•
Changes in the expected principal and interest payments over the estimated life – Updates to expected cash flows are driven by the credit outlook and actions taken with borrowers. Changes in expected future cash flows from loan modifications are included in the regular evaluations of cash flows expected to be collected.

The cash flows expected to be collected are updated each quarter based on current assumptions regarding default rates, loss severities, and other factors that are reflective of current market conditions. Probable decreases in expected cash flows after acquisition result in the recognition of impairment as a specific allowance for loan losses or a charge-off to the allowance. The increase of specific allowance for PCI loan losses amounted to $4 thousand, $3 thousand and $203 thousand during 2015, 2014 and 2013 respectively. Probable and significant increases in expected cash flows would first reverse any related allowance for loan losses and any remaining increases would be recognized prospectively as interest income over the estimated remaining lives of the loans. During 2015, 2014 and 2013, the amount of reduction in the allowance for loan losses established for PCI loans due to the increase in the present value of cash flows expected to be collected was $2 thousand, $238 thousand and $237 thousand, respectively.

The nonaccretable difference represents the difference between the undiscounted contractual cash flows and the undiscounted expected cash flows, and also reflects the estimated credit losses in the acquired loan portfolio at the acquisition date and can fluctuate due to changes in expected cash flows during the life of the PCI loans.

The following table reflects the outstanding balance and related carrying value of PCI loans related to the 2013 NorCal acquisition and the 2011 Charter Oak acquisition as of December 31, 2015 and 2014:

	December 31, 2015		December 31, 2014
PCI Loans (dollars in thousands)	Unpaid principal balance	Carrying value	Unpaid principal balance	Carrying value
Commercial and industrial	$237	$175	$479	$324
Commercial real estate	4,329	3,437	6,831	4,790
Construction	187	1	136	11
Home equity	224	68	232	67
Total purchased credit-impaired loans	$4,977	$3,681	$7,678	$5,192

The activities in the accretable yield, or income expected to be earned, for PCI loans were as follows:

Page-77

Accretable Yield	Years ended
(dollars in thousands)	December 31, 2015	December 31, 2014	December 31, 2013
Balance at beginning of period	$4,027	$3,649	$3,960
Additions	—	—	707
Removals [1]	(914)	(273)	(793)
Accretion	(495)	(613)	(725)
Reclassifications from nonaccretable difference [2]	—	1,264	500
Balance at end of period	$2,618	$4,027	$3,649

1 Represents the accretable difference that is relieved when a loan exits the PCI population due to payoff, full charge-off, or transfer to repossessed assets, etc.

2 Primarily relates to changes in expected credit performance and changes in expected timing of cash flows.

 Pledged Loans

Our FHLB line of credit is secured under terms of a blanket collateral agreement by a pledge of certain qualifying loans with an unpaid principal balance of $833.8 million and $868.1 million at December 31, 2015 and 2014, respectively. In addition, we pledge a certain residential loan portfolio, which totaled $45.2 million and $27.7 million at December 31, 2015 and 2014, respectively, to secure our borrowing capacity with the Federal Reserve Bank (“FRB”). Also see Note 8 below.

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

An analysis of net loans to related parties for each of the three years ended December 31, 2015, 2014 and 2013 is as follows:

(in thousands)	2015	2014	2013
Balance at beginning of year	$3,329	$3,749	$3,425
Additions	—	—	550
Advances	165	—	569
Repayments	(390)	(420)	—
Reclassified as unrelated-party loan due to a change in borrower status	(542)	—	(795)
Balance at end of year	$2,562	$3,329	$3,749

Undisbursed commitments to related parties totaled $1.0 million as of December 31, 2015 and 2014.

Note 5:  Bank Premises and Equipment

A summary of Bank premises and equipment at December 31 follows:

(in thousands)	2015	2014
Leasehold improvements	$13,615	$13,866
Furniture and equipment	9,887	9,040
Subtotal	23,502	22,906
Accumulated depreciation and amortization	(14,197)	(13,047)
Bank premises and equipment, net	$9,305	$9,859

Page-78

The amount of depreciation and amortization totaled $2.0 million, $1.6 million, and $1.4 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Note 6:  Bank Owned Life Insurance

We have purchased life insurance policies on the lives of certain officers designated by the Board of Directors to finance employee benefit programs as of December 31, 2015. Death benefits provided under the specific terms of these programs are estimated to be $64.1 million at December 31, 2015 and the benefits to employees' beneficiaries are limited to the employee's active service period. The investment in bank owned life insurance policies are reported in interest receivable and other assets at their cash surrender value of $29.5 million and $28.6 million at December 31, 2015 and December 31, 2014, respectively. The cash surrender value includes both the original premiums paid for the life insurance policies and the accumulated accretion of policy income since inception of the policies. Income of $814 thousand, $841 thousand and $954 thousand was recognized on the life insurance policies in 2015, 2014 and 2013, respectively. 2013 BOLI income includes a $228 thousand benefit realized on the death of an insured employee. We regularly monitor the credit ratings of our insurance carriers to ensure that they are in compliance with our policy.

Note 7:  Deposits

A stratification of time deposits at December 31, 2015 and 2014 is presented in the following table:

(in thousands)	December 31, 2015	December 31, 2014
Time deposits of less than $100 thousand	$39,534	$44,130
Time deposits of $100 thousand to $250 thousand	67,352	58,240
Time deposits of more than $250 thousand	54,571	47,344
Total time deposits	$161,457	$149,714

Interest on time deposits was $853 thousand, $917 thousand and $922 thousand in 2015, 2014 and 2013, respectively.

Scheduled maturities of time deposits at December 31, 2015 are presented as follows:

(in thousands)	2016	2017	2018	2019	2020	Thereafter	Total
Scheduled maturities of time deposits	$113,232	$23,482	$9,317	$7,482	$7,944	$—	$161,457

As of December 31, 2015, $50.9 million in securities held-to-maturity and $36.2 million securities available-for-sale were pledged as collateral for our local agency deposits.

Our deposit portfolio includes deposits offered through the Promontory Interfinancial Network that are comprised of Certificate of Deposit Account Registry Service® ("CDARS") balances included in time deposits and Insured Cash Sweep® ("ICS") balances included in money market deposits. Through this network, we are able to offer our customers access to FDIC-insured deposit products in aggregate amounts exceeding current insurance limits. When we place funds through CDARS and ICS on behalf of a customer, we typically receive matching deposits through the network's reciprocal deposit program. We consider the reciprocal deposits to be in-market deposits as distinguished from traditional out-of-market brokered deposits. We also have the ability to place deposits through the network for which we receive no matching deposits. At December 31, 2015, we had $14.3 million in CDARS and $12.2 million in ICS balances in the reciprocal deposit program. At December 31, 2014, we had no CDARS or ICS deposits in the reciprocal deposit program. At December 31, 2015 and 2014 we had placed $355 thousand and $18.3 million, respectively, in CDARS deposits for which we received no matching deposits.

The aggregate amount of deposit overdrafts that have been reclassified as loan balances was $84 thousand and $380 thousand at December 31, 2015 and 2014, respectively. Collectability of these overdrafts is subject to the same credit review process as other loans.

The Bank accepts deposits from shareholders, directors and employees in the normal course of business, and the terms are comparable to those with non-affiliated parties. The total deposits from directors and their businesses, and executive officers were $8.3 million and $8.8 million at December 31, 2015 and 2014, respectively.

Page-79

Note 8: Borrowings

Federal Funds Purchased – We had unsecured lines of credit totaling $92.0 million and $72.0 million with correspondent banks for overnight borrowings at December 31, 2015 and 2014, respectively.  In general, interest rates on these lines approximate the federal funds target rate. At December 31, 2015 and December 31, 2014, we had no overnight borrowings outstanding under these credit facilities.

Federal Home Loan Bank Borrowings – As of December 31, 2015 and 2014, we had lines of credit with the FHLB totaling $470.6 million and $450.6 million, respectively, based on asset size and eligible collateral of certain loans.  At December 31, 2015, FHLB overnight borrowings totaled $52.0 million at a rate of 0.27%. At December 31, 2014, there were no FHLB overnight borrowings.

On February 5, 2008, we entered into a ten-year borrowing agreement under the same FHLB line of credit for $15.0 million at a fixed rate of 2.07%, which remained outstanding at December 31, 2015. Interest-only payments are required every three months until the entire principal is due on February 5, 2018. The FHLB has the unconditional right to accelerate the due date on May 5, 2016 and every three months thereafter (the “put dates”). If the FHLB exercises its right to accelerate the due date, the FHLB will offer replacement funding at the current market rate, subject to certain conditions. We must comply with the put date, but are not required to accept replacement funding.

At December 31, 2015 and 2014, $403.4 million and $435.3 million, respectively, was remaining as available for borrowing from the FHLB, net of the overnight borrowings, term borrowings, and an unused standby letter of credit totaling $241 thousand.

Federal Reserve Line of Credit – The Bank has a line of credit with the Federal Reserve Bank ("FRB") secured by certain residential loans.  At December 31, 2015 and 2014, the Bank had borrowing capacity under this line totaling $37.8 million and $27.7 million, respectively, and had no outstanding borrowings with the FRB.

As part of the NorCal Acquisition, Bancorp assumed two subordinated debentures due to NorCal Community Bancorp Trusts I and II (the "Trusts"), established for the sole purpose of issuing trust preferred securities on September 22, 2003 and December 29, 2005, respectively. The subordinated debentures were recorded at fair values totaling $4.95 million at acquisition date with contractual values totaling $8.2 million. The difference between the contractual balance and the fair value at acquisition date is accreted into interest expense over the lives of the debentures. Accretion on the subordinated debentures totaled $210 thousand, $216 thousand and $19 thousand in 2015, 2014 and 2013, respectively. Bancorp has the option to defer payment of the interest on the subordinated debentures for a period of up to five years, as long as there is no default on the subordinated debentures. In the event of interest deferral, dividends to Bancorp common stockholders are prohibited. The trust preferred securities were sold and issued in private transactions pursuant to an exemption from registration under the Securities Act of 1933, as amended. Bancorp has guaranteed, on a subordinated basis, distributions and other payments due on trust preferred securities totaling $8.0 million issued by the Trusts which have identical maturity, repricing and payment terms as the subordinated debentures.

The following is a summary of the contractual terms of the subordinated debentures due to the Trusts as of December 31, 2015:

(in thousands)
Subordinated debentures due to NorCal Community Bancorp Trust I on October 7, 2033 with interest payable quarterly, based on 3-month LIBOR plus 3.05%, repricing quarterly (3.37% as of December 31, 2015), redeemable, in whole or in part, on any interest payment date	$4,124
Subordinated debentures due to NorCal Community Bancorp Trust II on March 15, 2036 with interest payable quarterly, based on 3-month LIBOR plus 1.40%, repricing quarterly (1.91% as of December 31, 2015), redeemable, in whole or in part, on any interest payment date	4,124
Total	$8,248

Borrowings at December 31, 2015 and 2014 are summarized as follows:

Page-80

	2015			2014
(dollars in thousands)	Carrying Value	Average Balance	Average Rate	Carrying Value	Average Balance	Average Rate
FHLB overnight borrowings	$52,000	$784	0.38%	$—	$4	—%
FHLB fixed-rate advances	$15,000	$15,000	2.07%	$15,000	$15,000	2.07%
Subordinated debentures	$5,395	$5,288	7.94%	$5,185	$5,070	8.36%

Page-81

Note 9:  Stockholders' Equity and Stock Plans

Warrant

Under the United States Department of the Treasury Capital Purchase Program (the “TCPP”), Bancorp issued to the U.S. Treasury a warrant to purchase 154,242 shares of common stock at a per share exercise price of $27.23. The warrant was immediately exercisable and had an expiration date of December 5, 2018. The warrant was subsequently auctioned to two institutional investors in November 2011 and was exercised in September 2015. The warrant represented the right to purchase 157,711 shares of common stock at $26.63 per share. The cashless exercise resulted in the issuance of 70,591 shares of common stock in September 2015.

Share-Based Awards

On May 11, 2010, our shareholders approved the 2010 Director Stock Plan to pay director fees in shares of Bancorp common stock up to 150,000 shares. In 2015, 2014 and 2013, our directors were awarded a total of 5,295, 5,306 and 5,619 common shares, respectively, from the 2010 Director Stock Plan in addition to their cash compensation. As of December 31, 2015, 118,965 shares were available for future grants under this plan.

On May 8, 2007, the 2007 Equity Plan was approved by the Bank shareholders. The 2007 Equity Plan was subsequently adopted by Bancorp as part of the holding company formation. All new share-based awards from the approval date forward are granted through the 2007 Equity Plan.

The 2007 Equity Plan provides financial incentives for selected employees, advisors and non-employee directors. Terms of the plan provide for the issuance of up to 500,000 shares of common stock for these employees, advisors and non-employee directors. As of December 31, 2015, there were 205,297 shares available for future grants under the 2007 Equity Plan. The Compensation Committee of the Board of Directors has the discretion to determine which employees, advisors and non-employee directors will receive an award, the timing of awards, the vesting schedule for each award, the type of award to be granted, the number of shares of Bancorp stock to be subject to each option and restricted stock award, and any other terms and conditions. Restricted or unrestricted whole-share awards are limited to 250,000 of the total shares available under the 2007 Equity Plan.

Effective July 1, 2007, we adopted an Employee Stock Purchase Plan whereby our employees may purchase Bancorp common shares through payroll deductions of between one percent and fifteen percent of pay in each pay period. Shares are purchased quarterly at a five percent discount from the closing market price on the last day of the quarter. The plan calls for 200,000 common shares to be set aside for employee purchases, and there were 193,586 shares available for future grants under the plan as of December 31, 2015.

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

Options are issued at an exercise price equal to the fair value of the stock at the date of grant. Options to officers and employees granted prior to January 1, 2006 vested 20% immediately and 20% on each anniversary of the grant date for four years. Options and restricted stock awarded during 2006 through 2014 vest 20% on each anniversary of the grant date for five years. Beginning in 2015, options and restricted stock awards generally vest by approximately 33% on each anniversary of the grant date for three years. All officer and employee options expire ten years from the grant date. Options granted to non-employee directors vest 20% immediately and 20% on each anniversary of the grant date for four years. Director options expire seven years from the grant date.

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

Page-82

performance criteria will be achieved to determine the amount of compensation expense to be recognized. The estimate is re-evaluated quarterly and total compensation expense is adjusted for any change in the current period.

A summary of activity for stock options for the years ended December 31, 2015, 2014 and 2013 is presented below. The intrinsic value of options outstanding and exercisable is calculated as the number of in-the-money options times the difference between the market price of our stock as of each year end presented and the exercise prices of the in-the-money options.

					Weighted
					Average
		Weighted		Weighted	Remaining
		Average	Aggregate	Average	Contractual
	Number of	Exercise	Intrinsic Value	Grant-Date	Term
	Shares	Price	(in thousands)	Fair Value	(in years)

Options outstanding at December 31, 2012	285,533	$31.73	$1,661		4.43
Granted	30,000	39.99		$10.59
Cancelled, expired or forfeited	(23,840)	35.12
Exercised	(71,237)	31.13	664
Options outstanding at December 31, 2013	220,456	32.74	2,349		4.05

Exercisable (vested) at December 31, 2013	163,301	31.09	2,008		2.56

Options outstanding at December 31, 2013	220,456	32.74	2,349		4.05
Granted	26,421	44.83		12.04
Cancelled, expired or forfeited	(2,790)	39.01
Exercised	(49,415)	29.39	771
Options outstanding at December 31, 2014	194,672	35.14	3,398		4.48

Exercisable (vested) at December 31, 2014	133,153	32.31	2,701		2.88

Options outstanding at December 31, 2014	194,672	35.14	3,398		4.48
Granted	28,320	50.70		12.21
Cancelled, expired or forfeited	(652)	48.38
Exercised	(37,071)	30.72	755
Options outstanding at December 31, 2015	185,269	38.35	2,788		5.00

Exercisable (vested) at December 31, 2015	114,581	34.12	2,209		3.21

The following table shows the number, weighted average exercise price, intrinsic value, and weighted average remaining contractual life of options outstanding, vested and expected to vest as of December 31, 2015.

Number of options	179,883
Weighted average exercise price	$38.14
Aggregate intrinsic value (in thousands)	$2,745
Weighted average remaining contractual term (in years)	4.91

Page-83

The following table summarizes non-vested restricted stock awards and changes during the years ended December 31, 2015, 2014 and 2013.

	Restricted Stock Awards
		Weighted
		Average
	Number of	Grant-Date
	Shares	Fair Value
Non-vested awards at December 31, 2012	21,610	$34.05
Granted	11,850	39.96
Vested	(6,941)	31.42
Forfeited	(3,998)	36.19
Non-vested awards at December 31, 2013	22,521	37.59

Non-vested awards at December 31, 2013	22,521	$37.59
Granted	8,523	45.36
Vested	(6,554)	34.65
Forfeited	(2,067)	39.32
Non-vested awards at December 31, 2014	22,423	41.25

Non-vested awards at December 31, 2014	22,423	$41.25
Granted	15,970	50.75
Vested	(6,555)	40.00
Forfeited	(450)	48.45
Non-vested awards at December 31, 2015	31,388	46.24

As of December 31, 2015, there was $1.5 million of total unrecognized compensation expense related to non-vested stock options and restricted stock awards. This cost is expected to be recognized over a weighted-average period of approximately 2.3 years. The total grant-date fair value of option shares vested during the years ended December 31, 2015, 2014 and 2013 was $202 thousand, $182 thousand and $187 thousand, respectively. The total grant-date fair value of restricted stock awards vested during 2015, 2014 and 2013 was $262 thousand, $227 thousand and $218 thousand, respectively.

A summary of the options outstanding and exercisable by price range as of December 31, 2015 is presented in the following table:

	Stock Options Outstanding as of December 31, 2015			Stock Options Exercisable as of December 31, 2015
		Remaining	Weighted		Weighted
	Stock Options	Contractual Life	Average	Stock Options	Average
Range of Exercise Prices	Outstanding	(in years)	Exercise Price	Exercisable	Exercise Price
$20.01 - $25.00	13,138	3.3	$22.25	13,138	$22.25
$25.01 - $30.00	10,180	2.3	28.75	10,180	28.75
$30.01 - $35.00	41,270	1.3	33.67	41,270	33.67
$35.01 - $40.00	50,630	4.8	37.50	35,663	37.02
$40.01 - $45.00	29,551	6.9	41.95	11,220	41.89
$45.01 - $50.00	12,550	8.3	45.88	2,510	45.88
$45.01 - $50.00	27,950	9.2	50.70	600	50.27
	185,269	5.0	38.35	114,581	34.12

The fair value of stock options on the grant date is recorded as a stock-based compensation expense in the consolidated statements of comprehensive income over the requisite service period with a corresponding increase in common stock. Stock-based compensation also includes compensation expense related to the issuance of restricted stock awards pursuant to the 2007 Equity Plan. The grant-date fair value of the restricted stock awards, which equals intrinsic value

Page-84

on that date, is being recorded as compensation expense over the requisite service period with a corresponding increase in common stock as the shares vest. Total compensation cost for these share-based payment arrangements was $636 thousand, $446 thousand and $403 thousand during 2015, 2014 and 2013, respectively, and the total recognized tax benefits related thereto were $194 thousand, $128 thousand and $109 thousand, respectively. In addition, we record excess tax benefits, if any, on the exercise of non-qualified stock options, the disqualifying disposition of incentive stock options and vesting of restricted stock awards as an addition to common stock with a corresponding decrease in current taxes payable. The tax benefit realized from disqualifying dispositions of incentive stock options recognized in the consolidated statements of comprehensive income during 2015, 2014 and 2013 was $49 thousand, $76 thousand and $94 thousand, respectively.

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

	Years ended December 31,
	2015	2014	2013
Risk-free interest rate	1.67%	2.04%	1.60%
Expected dividend yield on common stock	1.75%	1.70%	1.80%
Expected life in years	6.0	6.0	6.8
Expected price volatility	28.06%	30.32%	30.01%

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

Dividends

Presented below is a summary of cash dividends paid to common shareholders, recorded as a reduction of retained earnings.

	Years ended December 31,
(in thousands except per share data)	2015	2014	2013
Cash dividends to common stockholders	$5,390	$4,733	$3,970
Cash dividends per common share	$0.90	$0.80	$0.73

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

Under the California Corporations Code effective January 1, 2012, payment of dividends by Bancorp is restricted to the amount of retained earnings immediately prior to the distribution or the amount of assets that exceeds the total liabilities immediately after the distribution. As of December 31, 2015, Bancorp's retained earnings and the amount of assets that exceeds the total liabilities were $129.6 million and $214.5 million, respectively.

Page-85

Under the California Financial Code, payment of dividends by the Bank to Bancorp is restricted to the lesser of retained earnings or the amount of undistributed net profits of the Bank from the three most recent fiscal years. Under this restriction, approximately $20.5 million of the Bank's retained earnings balance was available for payment of dividends to Bancorp as of December 31, 2015. Bancorp held $3.8 million in cash at December 31, 2015. This cash, combined with the $20.5 million dividends available to be distributed from the Bank, is expected to be adequate to cover Bancorp's estimated operational needs and cash dividends to shareholders for 2016.

Preferred Stock and Shareholder Rights Plan

On July 2, 2007, Bancorp executed a shareholder rights agreement (“Rights Agreement”) designed to discourage takeovers that involve abusive tactics or do not provide fair value to shareholders. As of December 31, 2015, Bancorp was also authorized to issue five million shares of preferred stock with no par value under the Rights Agreement. In the event of a proposed merger, tender offer or other attempt to gain control of Bancorp that the Board of Directors does not approve, it might be possible for the Board of Directors to authorize the issuance of shares of common or preferred stock that would impede the completion of such a transaction. An effect of the possible issuance of common or preferred stock, therefore, may be to deter a future takeover attempt. The Board of Directors has no present plans or understandings for the issuance of any common or preferred stock in connection with the Rights Agreement.

Page-86

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

The following table summarizes our assets and liabilities that were required to be recorded at fair value on a recurring basis.

(in thousands) Description of Financial Instruments	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2015
Securities available-for-sale:
Mortgage-backed securities and collateralized mortgage obligations issued by U.S. government-sponsored agencies	$190,093	$—	$188,381	$1,712
Debentures of government-sponsored agencies	$160,892	$—	$160,892	$—
Privately-issued collateralized mortgage obligations	$4,150	$—	$4,150	$—
Obligations of state and political subdivisions	$57,673	$—	$57,673	$—
Corporate bonds	$4,979	$—	$4,979	$—
Derivative financial assets (interest rate contracts)	$3	$—	$3	$—
Derivative financial liabilities (interest rate contracts)	$1,658	$—	$1,658	$—
December 31, 2014
Securities available-for-sale:
Mortgage-backed securities and collateralized mortgage obligations issued by U.S. government-sponsored agencies	$158,119	$—	$155,421	$2,698
Debentures of government-sponsored agencies	$14,557	$—	$14,557	$—
Privately-issued collateralized mortgage obligations	$7,294	$—	$7,294	$—
Obligations of state and political subdivisions	$15,880	$—	$15,771	$—
Corporate bonds	$4,998	$—	$5,437	$—
Derivative financial assets (interest rate contracts)	$61	$—	$61	$—
Derivative financial liabilities (interest rate contracts)	$1,996	$—	$1,996	$—

Securities available-for-sale are recorded at fair value on a recurring basis. When available, quoted market prices (Level 1) are used to determine the fair value of securities available-for-sale. If quoted market prices are not available, we obtain pricing information from a reputable third-party service provider, who may utilize valuation techniques that use current market-based or independently sourced parameters, such as bid/ask prices, dealer-quoted prices, interest

Page-87

rates, benchmark yield curves, prepayment speeds, probability of default, loss severity and credit spreads (Level 2).   Level 2 securities include obligations of state and political subdivisions, U.S. agencies or government sponsored agencies' debt securities, mortgage-backed securities, government agency-issued and privately-issued collateralized mortgage obligations. As of December 31, 2015 and 2014, there are no securities that are considered Level 1 securities. As of December 31, 2015, we have one available-for-sale security that is considered Level 3 security. The security is a U.S. government agency obligation collateralized by a small pool of business equipment loans guaranteed by the Small Business Administration program. This security is not actively traded and is owned by a few investors. The significant unobservable data reflected in the fair value measurement include dealer quotes, projected prepayment speeds/average lives and credit information, among other things. It was transferred to Level 3 during the second quarter of 2014. During 2015, the decrease in unrealized gain was $7 thousand.

Securities held-to-maturity may be written down to fair value (determined using the same techniques discussed above for securities available-for-sale) as a result of an other-than-temporary impairment, if any.

On a recurring basis, derivative financial instruments are recorded at fair value, which is based on the income approach using observable Level 2 market inputs, reflecting market expectations of future interest rates as of the measurement date.  Standard valuation techniques are used to calculate the present value of the future expected cash flows assuming an orderly transaction.  Valuation adjustments may be made to reflect both our own credit risk and the counterparties’ credit quality in determining the fair value of derivatives. Level 2 inputs for the valuations are limited to observable market prices for London Interbank Offered Rate (“LIBOR”) and Overnight Index Swap ("OIS") rates (for the very short term), quoted prices for LIBOR futures contracts, observable market prices for LIBOR and OIS swap rates, and one-month and three-month LIBOR basis spreads at commonly quoted intervals. Mid-market pricing of the inputs is used as a practical expedient in the fair value measurements. We project spot rates at reset days specified by each swap contract to determine future cash flows, then discount to present value using either LIBOR or OIS curves depending on the collateral posted as of the measurement date. When the value of any collateral placed with counterparties is less than the interest rate derivative liability, a credit valuation adjustment ("CVA") is applied to reflect the credit risk we pose to counterparties. We have used the spread between the Standard & Poor's BBB rated U.S. Bank Composite rate and LIBOR for the closest maturity term corresponding to the duration of the swaps to derive the CVA. A similar credit risk adjustment, correlated to the credit standing of the counterparty, is made when collateral posted by the counterparty does not fully cover their liability to Bank of Marin. For further discussion on our methodology in valuing our derivative financial instruments, refer to Note 15.

Certain financial assets may be measured at fair value on a non-recurring basis. These assets are subject to fair value adjustments that result from the application of the lower of cost or fair value accounting or write-downs of individual assets, such as impaired loans and other real estate owned ("OREO").

The following table presents the carrying value of financial instruments that were measured at fair value on a non-recurring basis and were still held in the consolidated statements of condition at each respective period end, by level within the fair value hierarchy as of December 31, 2015 and 2014.

(in thousands) Description of Financial Instruments	Carrying Value[1]	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3) [1]
December 31, 2015
Other real estate	$421	$—	$—	$421

December 31, 2014
Impaired loans carried at fair value:
Installment and other consumer[1]	$77	$—	$—	$77
Other real estate	$461	$—	$—	$461
1Represents collateral-dependent loan principal balances that had been generally written down to the values of the underlying collateral, net of specific valuation allowances. At December 31, 2014, the $77 thousand carrying value of a consumer loan was net of a $26 thousand specific valuation allowance. The carrying value of loans fully charged-off, which includes unsecured lines of credit, overdrafts and all other loans, is zero.

When a loan is identified as impaired, it is reported at the lower of cost or fair value, measured based on the loan's observable market price (Level 1) or the current net realizable value of the underlying collateral securing the loan, if

Page-88

the loan is collateral dependent (Level 3).  Net realizable value of the underlying collateral is the fair value of the collateral less estimated selling costs and any prior liens. Appraisals, recent comparable sales, offers and listing prices are factored in when valuing the collateral. We review and verify the qualifications and licenses of the certified general appraisers used for appraising commercial properties or certified residential appraisers for residential properties. Real estate appraisals may utilize a combination of approaches including replacement cost, sales comparison and the income approach. Comparable sales and income data are analyzed by the appraisers and adjusted to reflect differences between them and the subject property such as type, leasing status and physical condition. When appraisals are received, Management reviews the assumptions and methodology utilized in the appraisal as well as the overall resulting value in conjunction with independent data sources such as recent market data and industry-wide statistics. We generally use a 6% discount for selling costs which is applied to all properties, regardless of size. Appraised values may be adjusted to reflect changes in market conditions that have occurred subsequent to the appraisal date, or for revised estimates regarding the timing or cost of the property sale. These adjustments are based on qualitative judgments made by Management on a case-by-case basis and are generally unobservable valuation inputs as they are specific to each underlying collateral. There have been no significant changes in the valuation techniques during the period ended December 31, 2015.

OREO represents collateral acquired through foreclosure and is initially recorded at fair value as established by a current appraisal, adjusted for disposition costs. Subsequently, OREO is measured at lower of cost or fair value. OREO values are reviewed on an ongoing basis and any subsequent decline in fair value is recorded as a foreclosed asset expense in the current period. The value of OREO is determined based on independent appraisals, similar to the process used for impaired loans, discussed above, and is classified as Level 3. There was a $40 thousand decline in the estimated fair value of the OREO during the year ended December 31, 2015. The OREO was acquired from Bank of Alameda as part of the NorCal Acquisition.

Disclosures about Fair Value of Financial Instruments

The table below is a summary of fair value estimates for financial instruments as of December 31, 2015 and 2014, excluding financial instruments recorded at fair value on a recurring basis (summarized in the first table in this note). The carrying amounts in the following table are recorded in the consolidated statements of condition under the indicated captions. We have excluded non-financial assets and non-financial liabilities defined by the Codification (ASC 820-10-15-1A), such as Bank premises and equipment, deferred taxes and other liabilities.  In addition, we have not disclosed the fair value of financial instruments specifically excluded from disclosure requirements of the Financial Instruments Topic of the Codification (ASC 825-10-50-8), such as Bank-owned life insurance policies.

	December 31, 2015			December 31, 2014
(in thousands)	Carrying Amounts	Fair Value	Fair Value Hierarchy	Carrying Amounts	Fair Value	Fair Value Hierarchy
Financial assets:
Cash and cash equivalents	$26,343	$26,343	Level 1	$41,367	$41,367	Level 1
Investment securities held-to-maturity	69,637	71,054	Level 2	116,437	118,643	Level 2
Loans, net	1,436,229	1,470,380	Level 3	1,348,252	1,361,244	Level 3
Interest receivable	6,643	6,643	Level 2	5,909	5,909	Level 2
Financial liabilities:
Deposits	1,728,226	1,728,717	Level 2	1,551,619	1,552,446	Level 2
Federal Home Loan Bank borrowing	67,000	67,279	Level 2	15,000	15,484	Level 2
Subordinated debentures	5,395	5,132	Level 3	5,185	5,290	Level 3
Interest payable	187	187	Level 2	213	213	Level 2

Page-89

Following is a description of methods and assumptions used to estimate the fair value of each class of financial instrument not recorded at fair value but required for disclosure purposes:

Cash and Cash Equivalents - The carrying amounts of cash and cash equivalents approximate their fair value because of the short-term nature of these instruments.

Held-to-maturity Securities - Held-to-maturity securities, which generally consist of obligations of state and political subdivisions and corporate bonds, are recorded at their amortized cost. Their fair value for disclosure purposes is determined using methodologies similar to those described above for available-for-sale securities using Level 2 inputs. If Level 2 inputs are not available, we may utilize pricing models that incorporate unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities (Level 3).  As of December 31, 2015 and 2014, we did not hold any securities whose fair value was measured using significant unobservable inputs.

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

Subordinated Debentures - As part of the NorCal Acquisition, we assumed two subordinated debentures. See Notes 2 and 8 for further information. The fair values of the subordinated debentures were estimated by discounting the future cash flows (interest payment at a rate of forward three-month LIBOR plus 3.05% and 1.40%, respectively) to their present values using current market rates at which similar bonds would be issued with similar credit ratings as ours and similar remaining maturities. Each payment was discounted at a spot rate of the corresponding term, determined based on the yields and terms of comparable trust preferred securities, plus a liquidity premium. In July 2010, the Dodd-Frank Act was signed into law and limits the ability of certain bank holding companies to treat trust preferred security debt issuances as Tier 1 capital. This law effectively closed the trust-preferred securities markets for new issuance and led to the absence of observable or comparable transactions in the market place. Due to the unobservable inputs of trust preferred securities, we consider the fair value to be a Level 3 measurement.

Commitments - The value of unrecognized financial instruments is estimated based on the fee income associated with the commitments which, in the absence of credit exposure, is considered to approximate their settlement value. The fair value of commitment fees was not material as of December 31, 2015 and 2014, respectively.

Note 11: Benefit Plans

In 2003, we established a Deferred Compensation Plan that allows certain key management personnel designated by the Board of Directors of the Bank to defer up to 80% of their salary and 100% of their annual bonus. The plan was amended in 2007 in order to comply with the most recent Internal Revenue Code Section 409A changes. Under the amended plan, amounts deferred earn interest that is equal to the prime rate as published in the Wall Street Journal, on the first business day of the year, which remained unchanged at 3.25% on January 1, 2015, 2014 and 2013. In January 2016, the crediting rate increased to 3.50%. Our deferred compensation obligation totaled $3.0 million and $2.9 million at December 31, 2015 and 2014, respectively, and is included in interest payable and other liabilities.

Page-90

Our 401(k) Defined Contribution Plan (the “401(k) Plan”) commenced in May 1990 and is available to all regular employees at least eighteen years of age who complete ninety days of service, and enter the plan during one of the four open enrollment dates (January 1, April 1, July 1, and October 1) of each year. Under the 401(k) Plan, employees can defer between 1% and 50% of their eligible compensation, up to the maximum amount allowed by the Internal Revenue Code. Contributions to the 401 (k) Plan for the employer match are vested at a rate of 20% per year over a five year period. The Bank matched 50% of each participant's contribution prior to 2013 at which time the Bank increased the match to 60%, with a maximum of $4 thousand annually. Employer contributions totaled $555 thousand, $548 thousand and $473 thousand for the years ended December 31, 2015, 2014 and 2013, respectively.

In 1999, the 401(k) Plan was amended to include an employee stock ownership component and was renamed the Bank of Marin Employee Stock Ownership and Savings Plan (the “Plan”). Under the terms of the Plan, as amended, the Board of Directors determines a specific portion of the Bank's profits to be contributed to the employee stock ownership each year either in common stock or in cash for the purchase of Bancorp stock to be allocated to all eligible employees based on a percentage of their salaries, regardless of whether an employee is participating in the 401(k) plan or not. In January 2010, the Bank of Marin Employee Stock Ownership and Savings Plan was split into two plans: Bank of Marin 401(k) Plan and Bank of Marin Employee Stock Ownership Plan ("ESOP"). The same eligibility criteria apply under the ESOP, while employees' contributions are not permitted. For all participants, employer contributions vest over a five year period of service. After five years of service, all past and future employer contributions vest immediately.

The Bank contributed cash in the amount of $1.1 million for the year ended December 31, 2015, $1.2 million in 2014, and $886 thousand in 2013, to the ESOP, which purchased Bancorp stock from the open market or private parties. Cash dividends paid on Bancorp stock held by the ESOP are used to purchase additional shares in the open market. All shares of Bancorp stock held by the ESOP are included in the calculations of basic and diluted earnings per share. The employer contributions to the ESOP and the 401(k) Plan are included in salaries and benefits expense.

On January 1, 2011, we established a Salary Continuation Plan for a select group of Executive Management, who will receive twenty-five percent of their estimated salary at retirement as salary continuation benefit payments upon retirement.  Each participant will need to participate in this plan for five years before vesting begins. After five years, the participant will vest ratably in the benefit over the remaining period until age 65. This Plan is unfunded and nonqualified for tax purposes and for purposes of Title I of the Employee Retirement Income Security Act of 1974. Our liability under the Salary Continuation Plan was $823 thousand and $644 thousand recorded in interest payable and other liabilities at December 31, 2015 and 2014, respectively.

Note 12: Income Taxes

The current and deferred components of the income tax provision for each of the three years ended December 31 are as follows:

(in thousands)	2015	2014	2013
Current tax provision
Federal	$7,097	$8,523	$6,717
State	2,931	3,195	2,574
Total current	10,028	11,718	9,291
Deferred tax provision (benefit)
Federal	382	(146)	(873)
State	80	126	(479)
Total deferred	462	(20)	(1,352)
Total income tax provision	$10,490	$11,698	$7,939

Page-91

The following table shows the tax effect of our cumulative temporary differences as of December 31:

(in thousands)	2015	2014
Deferred tax assets:
Allowance for loan losses and off-balance sheet credit commitments	$5,918	$5,544
Net operating loss carryforwards from the NorCal Acquisition	4,090	4,598
Deferred compensation plan and salary continuation plan	1,619	1,499
Fair value adjustment on loans acquired from the NorCal Acquisition	1,197	1,647
Accrued but unpaid expenses	1,188	1,119
State franchise tax	1,005	1,100
Interest received on non-accrual loans	864	651
Deferred rent and other lease incentives	595	584
Other real estate owned	448	448
Stock-based compensation	273	231
Depreciation and disposals on premises and equipment	231	94
Accretion on loans and investment securities	110	630
Net unrealized loss on securities available-for-sale	59	—
Other	174	195
Total gross deferred tax assets	17,771	18,340

Deferred tax liabilities:
Deferred loan origination costs and fees	(2,567)	(2,385)
Core deposit intangible asset	(1,309)	(1,569)
Unaccreted discount on subordinated debentures from the NorCal Acquisition	(1,200)	(1,288)
Net unrealized gain on securities available-for-sale	—	(498)
Total gross deferred tax liabilities	(5,076)	(5,740)

Net deferred tax assets	$12,695	$12,600

As of December 31, 2015, we had Federal and California net operating loss carryforwards ("NOLs") from the NorCal Acquisition of approximately $7.6 million and $21.3 million, respectively. If not fully utilized, the federal NOLs will begin to expire in 2029, and the California NOLs will begin to expire in 2028. The acquisition resulted in limitations on the annual utilization of these NOLs under section 382 of the Internal Revenue Code. Although we expect to fully utilize all of the federal NOLs prior to their expiration, $819 thousand of California NOLs are expected to expire unutilized in 2031. As a result, we wrote down $58 thousand of deferred tax assets associated with these California NOLs as part of the purchase accounting adjustments in 2013. Based upon the level of historical taxable income and projections for future taxable income over the periods during which the deferred tax assets are expected to be deductible, Management believes it is more likely than not we will realize the benefit of the remaining deferred tax assets. Accordingly, no other valuation allowance has been established as of December 31, 2015 or 2014.

The effective tax rate for 2015, 2014 and 2013 differs from the current Federal statutory income tax rate as follows:

	2015	2014	2013
Federal statutory income tax rate	35.0%	35.0%	35.0%
Increase (decrease) due to:
California franchise tax, net of federal tax benefit	6.8%	6.8%	6.5%
Tax exempt interest on municipal securities and loans	(4.2)%	(3.3)%	(4.0)%
Tax exempt earnings on bank owned life insurance	(1.0)%	(0.9)%	(1.5)%
Low income housing tax credits	(0.2)%	(0.1)%	(0.3)%
Other	(0.1)%	(0.3)%	—%
Effective Tax Rate	36.3%	37.2%	35.7%

Page-92

Bancorp and the Bank have entered into a tax allocation agreement which provides that income taxes shall be allocated between the parties on a separate entity basis. The intent of this agreement is that each member of the consolidated group will incur no greater tax liability than it would have incurred on a stand-alone basis.

We file a consolidated return in the U.S. Federal tax jurisdiction and a combined return in the State of California tax jurisdiction. There were no ongoing federal or state income tax examinations at the issuance of this report. In June 2015, the State of California completed its examination of the 2011 and 2012 corporate income tax returns, resulting in a minor adjustment. At December 31, 2015 and 2014, neither the Bank nor Bancorp had accruals for interest and penalties related to unrecognized tax benefits.

Note 13:  Commitments and Contingencies

We rent certain premises and equipment under long-term, non-cancelable operating leases expiring at various dates through the year 2028. Most of the leases contain certain renewal options and escalation clauses. At December 31, 2015, the approximate minimum future commitments payable under non-cancelable contracts for leased premises are as follows:

(in thousands)	2016	2017	2018	2019	2020	Thereafter	Total
Operating leases[1]	$3,763	$3,755	$3,784	$3,526	$3,018	$3,659	$21,505
1 Minimum payments have not been reduced by minimum sublease rentals of $248 thousand due in the future under non-cancelable subleases.

Rent expense included in occupancy expense totaled $4.2 million in 2015 and 2014, and $3.3 million in 2013.

We may be party to legal actions which arise from time to time as part of the normal course of our business.  We believe, after consultation with legal counsel, that we have meritorious defenses in these actions, and that litigation contingent liability, if any, will not have a material adverse effect on our financial position, results of operations, or cash flows.

We are responsible for our proportionate share of certain litigation indemnifications provided to Visa U.S.A. ("Visa") by its member banks in connection with lawsuits related to anti-trust charges and interchange fees ("Covered Litigation"). Visa Inc. maintains an escrow account from which settlements of, or judgments in, the Covered Litigation are paid. While the accrual related to the Covered Litigation could be higher or lower than the litigation escrow account balance, Visa did not record an additional accrual for the Covered Litigation during 2015. At December 31, 2015, the balance of the escrow account was $1.0 billion. According to the latest SEC Form 10-Q filed by VISA, Inc. on January 28, 2016, Visa has reached settlement agreements with a number of opt-out merchants. They represent approximately 49% of the Visa-branded payment card sales volume of merchants who opted out of interchange multidistrict litigation class settlement agreement, under which an estimated $4.0 billion is due to the class plaintiffs. The conversion rate of Visa Class B common stock held by us to Class A common stock (as discussed in Note 3) may decrease if Visa makes more Covered Litigation settlement payments in the future, and the full effect on member banks is still uncertain. However, we are not aware of significant future cash settlement payments required by us on the Covered Litigation.

As permitted or required under California law and to the maximum extent allowable under that law, we have certain obligations to indemnify our current and former officers and directors for certain events or occurrences while the officer or director is, or was, serving at our request in such capacity. These indemnification obligations are valid as long as the director or officer acted in good faith and in a manner the person reasonably believed to be in or not opposed to the best interests of the corporation, and, with respect to any criminal action or proceeding, had no reasonable cause to believe his or her conduct was unlawful. The maximum potential amount of future payments we could be required to make under these indemnification obligations is unlimited; however, we have a director and officer insurance policy that mitigates our exposure and enables us to recover a portion of any future amounts paid. We believe the estimated fair value of these indemnification obligations is minimal.

Page-93

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
Our cash in correspondent bank accounts, at times, may exceed FDIC insured limits. We place cash and cash equivalents with high quality financial institutions, periodically monitor their credit worthiness and limit the amount of credit exposure with any one institution. Concentrations of credit risk with respect to investment securities are limited to the U.S. Government, its agencies and Government Sponsored Enterprises ("GSEs"). Our exposure, which primarily results from positions in securities issued by the U.S. Government, its agencies, and GSEs was $362.6 million, or 74% of our total investment portfolio at December 31, 2015 and $185.4 million, or 58% at December 31, 2014.
We also manage our credit exposure related to our loan portfolio to avoid the risk of undue concentration of credits in a particular industry by reducing significant exposure to highly leveraged transactions or to any individual customer or counterparty, and by obtaining collateral as appropriate. No individual borrower accounts for more than 5% of loans held in the portfolio. The largest loan concentration group by industry of the borrowers is real estate, which accounts for 80% of our loan portfolio at both December 31, 2015 and 2014.

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

Page-94

As of December 31, 2015, we had seven interest rate swap agreements, which are scheduled to mature in June 2020, August 2020, June 2031, October 2031, July 2032, August 2037 and October 2037. All of our derivatives are accounted for as fair value hedges. Our interest rate swaps are settled monthly with counterparties. Accrued interest on the swaps totaled $28 thousand and $41 thousand as of December 31, 2015 and December 31, 2014, respectively. Information on our derivatives follows:

	Asset derivatives		Liability derivatives
(in thousands)	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014
Fair value hedges:
Interest rate contracts notional amount	$4,407	$4,589	$22,187	$26,899
Interest rate contracts fair value [1]	$3	$61	$1,658	$1,996

	Years ended December 31,
(in thousands)	2015	2014	2013
Increase (decrease) in value of designated interest rate swaps recognized in interest income	$280	$(377)	$3,680
Payment on interest rate swaps recorded in interest income	(918)	(1,002)	(1,422)
Decrease (increase) in value of hedged loans recognized in interest income	(308)	662	(3,971)
Decrease in value of yield maintenance agreement recognized against interest income	(52)	(91)	(71)
Net loss on derivatives recognized against interest income [2]	$(998)	$(808)	$(1,784)

1 See Note 10 for valuation methodology.
2 Includes hedge ineffectiveness loss of $80 thousand, gain of $194 thousand and loss of $362 thousand for the years December 31, 2015, 2014 and 2013, respectively. Changes in value of swaps were included in the assessment of hedge effectiveness. Hedge ineffectiveness is the measure of the extent to which the change in the fair value of the hedging instruments does not offset the change in the fair value of the hedged item.

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

Page-95

Information on financial instruments that are eligible for offset in the consolidated statements of condition follows:

Offsetting of Financial Assets and Derivative Assets
				Gross Amounts Not Offset in the Statements of Condition
		Gross Amounts	Net Amounts
	Gross Amounts	Offset in the	of Assets Presented
	of Recognized	Statements of	in the Statements	Financial	Cash Collateral
(in thousands)	Assets[1]	Condition	of Condition[1]	Instruments	Received	Net Amount
As of December 31, 2015
Derivatives by Counterparty
Counterparty A	$3	$—	$3	$(3)	$—	$—
Counterparty B	—	—	—	—	—	—
Total	$3	$—	$3	$(3)	$—	$—

As of December 31, 2014
Derivatives by Counterparty
Counterparty A	$61	$—	$61	$(61)	$—	$—
Counterparty B	—	—	—	—	—	—
Total	$61	$—	$61	$(61)	$—	$—
1 Amounts exclude accrued interest totaling $1 thousand at both December 31, 2015 and December 31, 2014, respectively.

Offsetting of Financial Liabilities and Derivative Liabilities
				Gross Amounts Not Offset in the Statements of Condition
		Gross Amounts	Net Amounts of
	Gross Amounts	Offset in the	Liabilities Presented
	of Recognized	Statements of	in the Statements of	Financial	Cash Collateral
(in thousands)	Liabilities[2]	Condition	Condition[2]	Instruments	Pledged	Net Amount
As of December 31, 2015
Derivatives by Counterparty
Counterparty A	$1,390	$—	$1,390	$(3)	(1,387)	$—
Counterparty B	268	—	268	—	(268)	—
Total	$1,658	$—	$1,658	$(3)	$(1,655)	$—

As of December 31, 2014
Derivatives by Counterparty
Counterparty A	$1,616	$—	$1,616	$(61)	$(1,360)	$195
Counterparty B	380	—	380	—	(380)	—
Total	$1,996	$—	$1,996	$(61)	$(1,740)	$195

2 Amounts exclude accrued interest totaling $27 thousand and $39 thousand at December 31, 2015 and December 31, 2014, respectively.

Page-96

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

In July 2013, the Board of Governors of the Federal Reserve, the FDIC and the Office of the Comptroller of the Currency, finalized regulatory capital rules known as “Basel III.” The rules became effective beginning January 2015, and will be phased-in and become fully implemented by January 2019. The guidelines, among other things, changed the minimum capital requirements of bank holding companies, by increasing the Tier 1 capital to risk-weighted assets ratio to 6%, and introducing a new requirement to maintain a minimum ratio of common equity Tier 1 capital to risk-weighted assets of 4.5%. By 2019, when fully phased in, the rules will require further increases to certain minimum capital requirements and a capital conservation buffer of an additional 2.5% of risk-weighted assets. Basel III permits certain banks such as us to exclude accumulated other comprehensive income or loss from regulatory capital through a one-time election in the first quarter of 2015. As it was consistent with our existing treatment, there were no changes to our capital ratios as a result of making this election. The changes that affected us most significantly include:

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

We have modeled our ratios under fully phased-in Basel III rules and, based on present facts, we do not expect that we will be required to raise additional capital as a result of the fully phased-in rules.

To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, Tier 1 leverage, and common equity Tier 1 ratios as set forth in the second table below. The most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action as of December 31, 2015. There are no conditions or events since that notification that Management believes have changed the Bank’s categories and we expect the Bank to remain well capitalized under the minimum requirements for capital adequacy in accordance with Basel III rules for prompt corrective action pursuant to Section 38 of the Federal Deposit Insurance Act on a fully phased-in basis.

The Bancorp’s and Bank's capital adequacy ratios as of December 31, 2015 and 2014 are presented in the following tables. Bancorp's Tier 1 capital includes the subordinated debentures, which are not included at the Bank level. We continued to deploy capital in 2015 accumulated from net income into lending and investing.

Page-97

Capital Ratios for Bancorp (dollars in thousands)	Actual Ratio		Ratio for Capital Adequacy Purposes
As of December 31, 2015	Amount	Ratio	Amount		Ratio
Total Capital (to risk-weighted assets)	$227,269	13.37%	≥ $	135,996	≥ 8.0%
Tier 1 Capital (to risk-weighted assets)	$211,521	12.44%	≥ $	101,997	≥ 6.0%
Tier 1 Capital (to average assets)	$211,521	10.67%	≥ $	79,296	≥ 4.0%
Common Equity Tier 1 (to risk-weighted assets)	$206,724	12.16%	≥ $	76,498	≥ 4.5%

As of December 31, 2014
Total Capital (to risk-weighted assets)	$210,067	13.94%	≥ $	120,580	≥ 8.0%
Tier 1 Capital (to risk-weighted assets)	$193,956	12.87%	≥ $	60,290	≥ 4.0%
Tier 1 Capital (to average assets)	$193,956	10.62%	≥ $	73,079	≥ 4.0%

Capital Ratios for the Bank (dollars in thousands)	Actual Ratio		Ratio for Capital Adequacy Purposes			Ratio to be Well Capitalized under Prompt Corrective Action Provisions
As of December 31, 2015	Amount	Ratio	Amount		Ratio	Amount		Ratio
Total Capital (to risk-weighted assets)	$222,830	13.11%	≥ $	135,968	≥ 8.0%	≥ $	169,960	≥ 10.0%
Tier 1 Capital (to risk-weighted assets)	$207,082	12.18%	≥ $	101,976	≥ 6.0%	≥ $	135,968	≥ 8.0%
Tier 1 Capital (to average assets)	$207,082	10.45%	≥ $	79,268	≥ 4.0%	≥ $	99,085	≥ 5.0%
Common Equity Tier 1 (to risk-weighted assets)	$207,082	12.18%	≥ $	76,482	≥ 4.5%	≥ $	110,474	≥ 6.5%

As of December 31, 2014
Total Capital (to risk-weighted assets)	$206,465	13.70%	≥ $	120,553	≥ 8.0%	≥ $	150,692	≥ 10.0%
Tier 1 Capital (to risk-weighted assets)	$190,354	12.63%	≥ $	60,277	≥ 4.0%	≥ $	90,415	≥ 6.0%
Tier 1 Capital (to average assets)	$190,354	10.42%	≥ $	73,064	≥ 4.0%	≥ $	91,330	≥ 5.0%

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

The contractual amount of loan commitments and standby letters of credit not reflected on the consolidated statements of condition was $376.6 million and $349.3 million at December 31, 2015 and 2014, respectively. This amount included $191.3 million and $173.3 million under commercial lines of credit (these commitments are contingent upon customers maintaining specific credit standards), $130.4 million and $115.6 million under revolving home equity lines, $39.4 million and $46.7 million under undisbursed construction loans, $11.1 million and $11.6 million under personal and other lines of credit, and a remaining $4.4 million and $2.1 million under standby letters of credit at December 31, 2015 and 2014, respectively. We record an allowance for losses on these off-balance sheet commitments based on an estimate of probabilities of these commitments being drawn upon according to our historical utilization experience on different

Page-98

types of commitments and expected loss severity. In 2015 we refined our methodology used in the calculation of the loss reserve on off-balance sheet commitments to more appropriately reflect the inherent credit risks, which totaled $749 thousand and $1.0 million as of December 31, 2015 and 2014, respectively. Approximately 42% of the commitments expire in 2016, approximately 41% expire between 2017 and 2023 and approximately 17% expire thereafter.

Page-99

Note 18:  Condensed Bank of Marin Bancorp Parent Only Financial Statements

Presented below is financial information for Bank of Marin Bancorp, parent holding company only.

CONDENSED UNCONSOLIDATED STATEMENTS OF CONDITION
December 31, 2015 and 2014

(in thousands)	2015	2014
Assets
Cash and due from Bank of Marin	$3,796	$3,228
Investment in bank subsidiary	215,722	201,609
Other assets	770	454
Total assets	$220,288	$205,291

Liabilities and Stockholders' Equity
Subordinated debentures	$5,395	$5,185
Accrued expenses payable	109	80
Other liabilities	311	—
Total liabilities	5,815	5,265
Stockholders' equity	214,473	200,026
Total liabilities and stockholders' equity	$220,288	$205,291

CONDENSED UNCONSOLIDATED STATEMENTS OF INCOME
Years ended December 31, 2015, 2014 and 2013

(in thousands)	2015	2014	2013
Income
Dividends from bank subsidiary	$6,500	$—	$28,000
Miscellaneous Income	6	8	—
Total income	6,506	8	28,000

Expense
Interest expense	420	421	34
Non-interest expense	973	851	1,313
Total expense	1,393	1,272	1,347

Income (loss) before income taxes and equity in undistributed net income of subsidiary	5,113	(1,264)	26,653
Income tax benefit	583	532	382
Income (loss) before equity in undistributed net income of subsidiary	5,696	(732)	27,035
Earnings of bank subsidiary greater (less) than dividends received from bank subsidiary	12,745	20,503	(12,765)
Net income	$18,441	$19,771	$14,270

Page-100

CONDENSED UNCONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2015, 2014 and 2013

(in thousands)	2015	2014	2013
Cash Flows from Operating Activities:
Net income	$18,441	$19,771	$14,270
Adjustments to reconcile net income to net cash provided by(used in) operating activities:
Earnings of bank subsidiary (greater) less than dividends received from bank subsidiary	(12,745)	(20,503)	12,765
Net change in operating assets and liabilities:
Accretion of discount on subordinated debentures	210	216	19
Other assets	(298)	(88)	74
Intercompany receivable	(18)	—	—
Other liabilities	368	(99)	165
Net cash provided by (used in) operating activities	5,958	(703)	27,293
Cash Flows from Investing Activities:
Capital contribution to subsidiary	(1,156)	(1,475)	(2,258)
Cash consideration paid for acquisition, net of cash acquired	—	—	(15,952)
Net cash used in investing activities	(1,156)	(1,475)	(18,210)
Cash Flows from Financing Activities:
Stock options exercised and stock purchases	1,156	1,475	2,258
Dividends paid on common stock	(5,390)	(4,733)	(3,970)
Net cash used by financing activities	(4,234)	(3,258)	(1,712)
Net increase (decrease) in cash and cash equivalents	568	(5,436)	7,371

Cash and cash equivalents at beginning of period	3,228	8,664	1,293
Cash and cash equivalents at end of period	$3,796	$3,228	$8,664
Supplemental schedule of non-cash investing and financing activities:
Stock issued in payment of director fees	$275	$236	$222
Acquisition:
Fair value of assets acquired	$—	$—	$39,503
Fair value of liabilities assumed	$—	$—	$4,970
Stock issued to NorCal Community Bancorp shareholders	$—	$—	$18,514

End of 2015 Audited Consolidated Financial Statements

Page-101

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.    CONTROLS AND PROCEDURES

(A)     Evaluation of Disclosure Controls and Procedures

Bank of Marin Bancorp and its subsidiary (the "Company") conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the 1934 Act) as of December 31, 2015. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2015.

The term disclosure controls and procedures means controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the 1934 Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the 1934 Act is accumulated and communicated to our Management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(B)    Management's Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rules 13a-15(f) promulgated under the 1934 Act). The internal control process has been designed under our supervision to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America.

Management conducted an assessment of the effectiveness of internal control over financial reporting as of December 31, 2015, utilizing the framework established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2015.

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

(C)    Attestation Report of the Registered Public Accounting Firm

The Company's independent registered public accounting firm, Moss Adams, LLP, has audited the effectiveness of internal control over financial reporting as of December 31, 2015 as stated in their attestation report, which is included in item 8 and incorporated herein by reference.

(D)    Changes in Internal Control Over Financial Reporting

Page-102

During the quarter ended December 31, 2015, there was no significant change in our internal control over financial reporting identified in connection with the evaluation mentioned in (B) above, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference from our Proxy Statement for the 2016 Annual Meeting of Shareholders. Bancorp and the Bank have adopted a Code of Ethics that applies to all staff including the Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer. A copy of the Code of Ethical Conduct, which is also included on our website, will be provided to any person, without charge, upon written request to Corporate Secretary, Bank of Marin Bancorp, 504 Redwood Boulevard, Suite 100, Novato, CA 94947. During 2015 there were no changes in the procedures for the election or nomination of directors.

ITEM 11.     EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference from our Proxy Statement for the 2016 Annual Meeting of Shareholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference from Item 5 above, Note 9 to our audited consolidated financial statements and our Proxy Statement for the 2016 Annual Meeting of Shareholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference from our Proxy Statement for the 2016 Annual Meeting of Shareholders.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference from our Proxy Statement for the 2016 Annual Meeting of Shareholders.

Page-103

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

(A)     Documents Filed as Part of this Report

1.     Financial Statements

The financial statements and supplementary data listed below are filed as part of this report under Item 8, captioned Financial Statements and Supplementary Data.
Report of Independent Registered Public Accounting Firm for the years ended December 31, 2015, 2014 and 2013
Management's Report on Internal Control over Financial Reporting
Consolidated Statements of Condition as of December 31, 2015 and 2014
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2015, 2014 and 2013
Consolidated Statement of Changes in Stockholders' Equity for the Years Ended December 31, 2015, 2014 and 2013
Consolidated Statement of Cash Flows for the Years Ended December 31, 2015, 2014 and 2013
Notes to Consolidated Financial Statements

2.     Financial Statement Schedules

All financial statement schedules have been omitted, as they are inapplicable or the required information is included in the financial statements or notes thereto.

(B)    Exhibits Filed

The following exhibits are filed as part of this report or hereby incorporated by references to filings previously made with the SEC.

Page-104

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
2.01	Modified Whole Bank Purchase and Assumption Agreement dated February 18, 2011 among Federal Deposit Insurance Corporation, Receiver of Charter Oak Bank, Napa, California, Federal Deposit Insurance Corporation, and Bank of Marin	8-K	001-33572	99.2	February 28, 2011
2.02	Agreement and Plan of Merger with NorCal Community Bancorp, dated July 1, 2013	8-K	001-33572	2.1	July 5, 2013
3.01	Articles of Incorporation, as amended	10-Q	001-33572	3.01	November 7, 2007
3.02	Bylaws, as amended	10-Q	001-33572	3.02	May 9, 2011
3.02a	Bylaw Amendment	8-K	001-33572	3.03	July 6, 2015
4.01	Rights Agreement dated as of July 2, 2007	8-A12B	001-33572	4.1	July 2, 2007
10.01	2007 Employee Stock Purchase Plan	S-8	333-144810	4.1	July 24, 2007
10.02	1989 Stock Option Plan	S-8	333-144807	4.1	July 24, 2007
10.03	1999 Stock Option Plan	S-8	333-144808	4.1	July 24, 2007
10.04	2007 Equity Plan	S-8	333-144809	4.1	July 24, 2007
10.05	2010 Director Stock Plan	S-8	333-167639	4.1	June 21, 2010
10.06	Form of Indemnification Agreement for Directors and Executive Officers dated August 9, 2007	10-Q	001-33572	10.06	November 7, 2007
10.07	Form of Employment Agreement dated January 23, 2009	8-K	001-33572	10.1	January 26, 2009
10.08	Intentionally left blank
10.09	2010 Annual Individual Incentive Compensation Plan	8-K	001-33572	99.1	October 21, 2010
10.10a	Salary Continuation Agreement with four executive officers, Russell Colombo, Chief Executive Officer, Christina Cook, Chief Financial Officer, Kevin Coonan, Chief Credit Officer, and Peter Pelham, Director of Retail Banking, dated January 1, 2011	8-K	001-33572	10.1 10.4	January 6, 2011
10.10b	Salary Continuation Agreement with executive officers, Tani Girton, Chief Financial Officer, dated October 18, 2013 and Elizabeth Reizman, Chief Credit Officer, dated July 20, 2014	8-K	001-33572	10.2 10.3	November 4, 2014
10.10c	Salary Continuation Agreement for executive officer Timothy Myers, Executive Vice President and Commercial Banking Manager, dated May 28, 2015	8-K	001-33572	10.4	June 2, 2015
10.11	2007 Form of Change in Control Agreement	8-K	001-33572	10.1	October 31, 2007
10.12	Information Technology Services Agreement with Fidelity Information Services, LLC, dated July 11, 2012	8-K	001-33572	10.1	July 17, 2012
11.01	Earnings Per Share Computation - included in Note 1 to the Consolidated Financial Statements					Filed
14.02	Code of Ethical Conduct, dated October 17, 2014	10-K	001-33572	14.02	March 12, 2015
23.01	Consent of Moss Adam LLP					Filed
31.01	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					Filed
31.02	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					Filed
32.01	Certification pursuant to 18 U.S.C. §1350 as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002					Filed
101.01*	XBRL Interactive Data File					Furnished
*    As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

Page-105

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bank of Marin Bancorp (registrant)

March 11, 2016	/s/ Russell A. Colombo
Date	Russell A. Colombo
President &
Chief Executive Officer
(Principal Executive Officer)

March 11, 2016	/s/ Tani Girton
Date	Tani Girton
Executive Vice President &
Chief Financial Officer
(Principal Financial Officer)

March 11, 2016	/s/ Cecilia Situ
Date	Cecilia Situ
First Vice President &
Manager of Finance & Treasury
(Principal Accounting Officer)

Page-106

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated:	March 11, 2016	/s/ Tani Girton
Tani Girton
Executive Vice President & Chief Financial Officer
(Principal Financial Officer)

Dated:	March 11, 2016	/s/ Cecilia Situ
Cecilia Situ
First Vice President & Manager of Finance & Treasury
(Principal Accounting Officer)

Members of Bank of Marin Bancorp's Board of Directors

Dated:	March 11, 2016	/s/ Brian M. Sobel
Brian M. Sobel
Chairman of the Board

Dated:	March 11, 2016	/s/ Russell A. Colombo
Russell A. Colombo
President & Chief Executive Officer
(Principal Executive Officer)

Dated:	March 11, 2016	/s/ James C. Hale
James C. Hale

Dated:	March 11, 2016	/s/ Robert Heller
Robert Heller

Dated:	March 11, 2016	/s/ Norma J. Howard
Norma J. Howard

Dated:	March 11, 2016	/s/ Kevin Kennedy
Kevin Kennedy

Dated:	March 11, 2016	/s/ William H. McDevitt, Jr.
William H. McDevitt, Jr.

Dated:	March 11, 2016	/s/ Michaela Rodeno
Michaela Rodeno

Dated:	March 11, 2016	/s/ Joel Sklar
Joel Sklar, M.D.

Dated:	March 11, 2016	/s/ J. Dietrich Stroeh
J. Dietrich Stroeh

Page-107

EXHIBIT INDEX

Exhibit No.	Description	Location

23.01	Consent of Moss Adams LLP.	Filed herewith.

31.01	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.02	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.01	Certification pursuant to 18 U.S.C. §1350 as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

Page-108