Form 10-Q
period 2016-03-31
Bank of Marin Bancorp
filed 2016-05-09
CIK 1403475

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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
Yes   ☐     No  ☒

As of April 30, 2016, there were 6,116,515 shares of common stock outstanding.

Page-2

PART I       FINANCIAL INFORMATION

ITEM 1.  Financial Statements

BANK OF MARIN BANCORP CONSOLIDATED STATEMENTS OF CONDITION at March 31, 2016 and December 31, 2015

(in thousands, except share data; unaudited)	March 31, 2016	December 31, 2015
Assets
Cash and due from banks	$39,770	$26,343
Investment securities
Held-to-maturity, at amortized cost	63,246	69,637
Available-for-sale, at fair value	336,234	417,787
Total investment securities	399,480	487,424
Loans, net of allowance for loan losses of $15,028 and $14,999 at March 31, 2016 and December 31, 2015, respectively	1,426,811	1,436,229
Bank premises and equipment, net	8,909	9,305
Goodwill	6,436	6,436
Core deposit intangible	2,980	3,113
Interest receivable and other assets	59,216	62,284
Total assets	$1,943,602	$2,031,134

Liabilities and Stockholders' Equity
Liabilities
Deposits
Non-interest-bearing	$758,869	$770,087
Interest-bearing
Transaction accounts	102,829	114,277
Savings accounts	145,874	141,316
Money market accounts	514,274	541,089
Time accounts	159,500	161,457
Total deposits	1,681,346	1,728,226
Federal Home Loan Bank ("FHLB") and other borrowings	19,350	67,000
Subordinated debentures	5,445	5,395
Interest payable and other liabilities	15,815	16,040
Total liabilities	1,721,956	1,816,661

Stockholders' Equity
Preferred stock, no par value Authorized - 5,000,000 shares, none issued	—	—
Common stock, no par value Authorized - 15,000,000 shares; Issued and outstanding - 6,116,473 and 6,068,543 at March 31, 2016 and December 31, 2015, respectively	86,133	84,727
Retained earnings	133,681	129,553
Accumulated other comprehensive income, net	1,832	193
Total stockholders' equity	221,646	214,473
Total liabilities and stockholders' equity	$1,943,602	$2,031,134

The accompanying notes are an integral part of these consolidated financial statements (unaudited).

Page-3

BANK OF MARIN BANCORP CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three months ended
(in thousands, except per share amounts; unaudited)	March 31, 2016	March 31, 2015
Interest income
Interest and fees on loans	$17,141	$15,379
Interest on investment securities
Securities of U.S. government agencies	1,352	1,035
Obligations of state and political subdivisions	586	540
Corporate debt securities and other	105	205
Interest on Federal funds sold and short-term investments	11	21
Total interest income	19,195	17,180
Interest expense
Interest on interest-bearing transaction accounts	27	30
Interest on savings accounts	14	12
Interest on money market accounts	111	127
Interest on time accounts	196	231
Interest on FHLB and other borrowings	100	78
Interest on subordinated debentures	109	104
Total interest expense	557	582
Net interest income	18,638	16,598
Provision for loan losses	—	—
Net interest income after provision for loan losses	18,638	16,598
Non-interest income
Service charges on deposit accounts	456	525
Wealth Management and Trust Services	566	638
Debit card interchange fees	338	347
Merchant interchange fees	113	130
Earnings on bank-owned life insurance	201	203
Dividends on FHLB stock	169	148
Gains on investment securities, net	110	8
Other income	210	190
Total non-interest income	2,163	2,189
Non-interest expense
Salaries and related benefits	6,748	6,790
Occupancy and equipment	1,281	1,342
Depreciation and amortization	453	421
Federal Deposit Insurance Corporation insurance	261	236
Data processing	856	786
Professional services	498	564
Directors' expense	189	191
Information technology	193	152
Reversal of losses on off-balance sheet commitments	—	(201)
Other expense	1,531	1,567
Total non-interest expense	12,010	11,848
Income before provision for income taxes	8,791	6,939
Provision for income taxes	3,145	2,482
Net income	$5,646	$4,457
Net income per common share:
Basic	$0.93	$0.75
Diluted	$0.93	$0.74
Weighted average shares used to compute net income per common share:
Basic	6,048	5,921
Diluted	6,090	6,048
Dividends declared per common share	$0.25	$0.22
Comprehensive income:
Net income	$5,646	$4,457
Other comprehensive income
Change in net unrealized gain on available-for-sale securities	2,923	1,317
Reclassification adjustment for gains on available-for-sale securities included in net income	(110)	(8)
Net change in unrealized gain on available-for-sale securities, before tax	2,813	1,309
Deferred tax expense	1,174	554
Other comprehensive income, net of tax	1,639	755
Comprehensive income	$7,285	$5,212
The accompanying notes are an integral part of these consolidated financial statements (unaudited).

Page-4

BANK OF MARIN BANCORP CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
for the year ended December 31, 2015 and the three months ended March 31, 2016

(in thousands, except share data; unaudited)	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Taxes	Total
	Shares	Amount
Balance at December 31, 2014	5,939,482	$82,436	$116,502	$1,088	$200,026
Net income	—	—	18,441	—	18,441
Other comprehensive loss	—	—	—	(895)	(895)
Stock options exercised	37,071	1,139	—	—	1,139
Excess tax benefit - stock-based compensation	—	212	—	—	212
Stock issued under employee stock purchase plan	339	17	—	—	17
Restricted stock granted	15,970	—	—	—	—
Restricted stock forfeited / cancelled	(450)	—	—	—	—
Stock-based compensation - stock options	—	252	—	—	252
Stock-based compensation - restricted stock	—	384	—	—	384
Cash dividends paid on common stock	—	—	(5,390)	—	(5,390)
Stock purchased by directors under director stock plan	245	12	—	—	12
Stock issued in payment of director fees	5,295	275	—	—	275
Stock issued from exercise of warrants	70,591	—	—	—	—
Balance at December 31, 2015	6,068,543	$84,727	$129,553	$193	$214,473
Net income	—	—	5,646	—	5,646
Other comprehensive income	—	—	—	1,639	1,639
Stock options exercised	28,075	956	—	—	956
Excess tax benefit - stock-based compensation	—	79	—	—	79
Stock issued under employee stock purchase plan	125	6	—	—	6
Restricted stock granted	16,910	—	—	—	—
Stock-based compensation - stock options	—	81	—	—	81
Stock-based compensation - restricted stock	—	133	—	—	133
Cash dividends paid on common stock	—	—	(1,518)	—	(1,518)
Stock purchased by directors under director stock plan	260	14	—	—	14
Stock issued in payment of director fees	2,560	137	—	—	137
Balance at March 31, 2016	6,116,473	$86,133	$133,681	$1,832	$221,646

The accompanying notes are an integral part of these consolidated financial statements (unaudited).

Page-5

BANK OF MARIN BANCORP CONSOLIDATED STATEMENTS OF CASH FLOWS
for the three months ended March 31, 2016 and 2015

(in thousands; unaudited)	March 31, 2016	March 31, 2015
Cash Flows from Operating Activities:
Net income	$5,646	$4,457
Adjustments to reconcile net income to net cash provided by operating activities:
Reversal of losses on off-balance sheet commitments	—	(201)
Compensation expense - common stock for director fees	71	74
Stock-based compensation expense	214	92
Excess tax benefits from exercised or vesting of stock based-awards	(79)	(16)
Amortization of core deposit intangible	133	155
Amortization of investment security premiums, net of accretion of discounts	742	570
Accretion of discount on acquired loans	(428)	(490)
Accretion of discount on subordinated debentures	50	53
Net amortization of deferred loan origination costs/fees	75	(164)
Write-down of other real estate owned	—	40
Gain on sale of investment securities	(110)	(8)
Depreciation and amortization	453	421
Earnings on bank-owned life insurance policies	(201)	(203)
Net change in operating assets and liabilities:
Interest receivable	724	456
Interest payable	10	(5)
Deferred rent and other rent-related expenses	(51)	(11)
Other assets	1,348	674
Other liabilities	(999)	(8)
Total adjustments	1,952	1,429
Net cash provided by operating activities	7,598	5,886
Cash Flows from Investing Activities:
Purchase of held-to-maturity securities	—	(2,375)
Purchase of available-for-sale securities	(3,636)	(11,493)
Proceeds from sale of available-for-sale securities	54,985	1,559
Proceeds from paydowns/maturity of held-to-maturity securities	6,237	11,043
Proceeds from paydowns/maturity of available-for-sale securities	32,548	7,133
Loans originated and principal collected, net	10,821	18,149
Purchase of premises and equipment	(57)	(414)
Cash paid for low income housing tax credit investment	(76)	(218)
Net cash provided by investing activities	100,822	23,384
Cash Flows from Financing Activities:
Net (decrease) increase in deposits	(46,880)	33,501
Proceeds from stock options exercised	956	312
Proceeds from stock issued under employee and director stock purchase plans	20	5
Repayment of borrowings	(47,650)	—
Cash dividends paid on common stock	(1,518)	(1,307)
Excess tax benefits from exercised or vesting of stock based-awards	79	16
Net cash (used in) provided by financing activities	(94,993)	32,527
Net increase in cash and cash equivalents	13,427	61,797
Cash and cash equivalents at beginning of period	26,343	103,773
Cash and cash equivalents at end of period	$39,770	$165,570
Supplemental disclosure of cash flow information:
Cash paid for interest	$498	$534
Cash paid for income taxes	$505	$30
Supplemental disclosure of non-cash investing and financing activities:
Change in unrealized gain on available-for-sale securities	$2,813	$1,309
Subscription in low income housing tax credit investment	$—	$1,023
Stock issued in payment of director fees	$137	$138

The accompanying notes are an integral part of these consolidated financial statements (unaudited).

Page-6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1:  Basis of Presentation

The consolidated financial statements include the accounts of Bank of Marin Bancorp (“Bancorp”), a bank holding company, and its wholly-owned bank subsidiary, Bank of Marin (the “Bank”), a California state-chartered commercial bank. References to “we,” “our,” “us” mean the holding company and the Bank that are consolidated for financial reporting purposes. The accompanying unaudited consolidated interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been condensed or omitted pursuant to those rules and regulations. Although we believe that the disclosures are adequate and the information presented is not misleading, we suggest that these interim financial statements be read in conjunction with the annual financial statements and the notes thereto included in our 2015 Annual Report on Form 10-K.  In the opinion of Management, the unaudited consolidated financial statements reflect all adjustments which are necessary for a fair presentation of the consolidated financial position, the results of operations, changes in comprehensive income, changes in stockholders’ equity, and cash flows for the periods presented. All material intercompany transactions have been eliminated. The results of these interim periods may not be indicative of the results for the full year or for any other period. We have evaluated subsequent events through the date of filing with the SEC and have determined that there are no subsequent events that require additional recognition or disclosure.

On November 29, 2013, we completed the merger of NorCal Community Bancorp ("NorCal"), parent company of Bank of Alameda, to enhance our market presence (the “NorCal Acquisition”). On the date of acquisition, Bancorp assumed ownership of NorCal Community Bancorp Trusts I and II, respectively (the "Trusts"), which were formed for the sole purpose of issuing trust preferred securities. Bancorp is not considered the primary beneficiary of the Trusts (variable interest entities), therefore the Trusts are not consolidated in our consolidated financial statements, but rather the subordinated debentures are shown as a liability on our consolidated statements of condition (See Note 6, Borrowings). Bancorp's investment in the common stock of the Trusts is accounted for under the equity method and is included in interest receivable and other assets on the consolidated statements of condition.

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

	Three months ended
(in thousands, except per share data)	March 31, 2016	March 31, 2015
Weighted average basic shares outstanding	6,048	5,921
Potentially dilutive common shares related to:
Stock options	35	47
Unvested restricted stock awards	7	6
Warrant	—	74
Weighted average diluted shares outstanding	6,090	6,048
Net income	$5,646	$4,457
Basic EPS	$0.93	$0.75
Diluted EPS	$0.93	$0.74
Weighted average anti-dilutive shares not included in the calculation of diluted EPS	48	24

Page-7

Note 2: Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606). The ASU is a converged standard involving FASB and International Financial Reporting Standards that provides a single comprehensive revenue recognition model for all contracts with customers across transactions and industries. The core principal of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount and at a time that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date which institutes a one-year deferral of the effective date of this amendment to annual reporting periods beginning after December 15, 2017. Early application is permitted only as of annual periods beginning after December 15, 2016, including interim reporting periods within that reporting period. In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net). This ASU clarifies the implementation guidance on principal versus agent considerations and on the use of indicators that assist an entity in determining whether it controls a specified good or service before it is transferred to the customer. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. This most recent ASU provides guidance in determining performance obligations in a contract with a customer and clarifies whether a promise to grant a license provides a right to access or the right to use intellectual property. We are currently evaluating the provisions of these updates and will be monitoring developments and additional guidance to determine the potential impact the new standards will have on our financial condition and results of operations.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments in this ASU make improvements to GAAP related to financial instruments that include the following as applicable to us.

•
Equity investments, except for those accounted for under the equity method of accounting or those that result in consolidation of the investee, are required to be measured at fair value with changes in fair value recognized in net income. However, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This ASU was issued to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities, including leases classified as operating leases under previous GAAP, on the balance sheet and requiring additional disclosures of key information about leasing arrangements. This ASU applies to leasing arrangements exceeding a twelve month term. ASU 2016-02 is effective for annual periods, including interim periods within those annual periods beginning after December 15, 2018 and requires a modified retrospective method upon adoption. Early application of the amendments is permitted. We are currently evaluating the provisions of this ASU and will be monitoring developments and additional guidance to determine the timing of our adoption and the potential outcome the amendments will have on our financial condition and results of operations.

Page-8

In March 2016, the FASB issued ASU No. 2016-05, Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships. A contract novation refers to replacing one of the parties to a derivative instrument with a new party. This ASU clarifies that a change in counterparty in a derivative instrument does not, in and of itself, require dedesignation of that hedging relationship and therefore discontinue the application of hedge accounting. ASU 2016-05 is effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted in any interim or annual period. We do not expect this ASU to have a material impact on our financial condition or results of operations.

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This ASU identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, forfeiture accounting, and classifications on the statement of cash flows. ASU 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted in any interim or annual period. We are currently evaluating the the provisions of this ASU and will be monitoring developments and additional guidance to determine the potential outcome the amendments will have on our financial condition and results of operations.

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

Page-9

The following table summarizes our assets and liabilities that were required to be recorded at fair value on a recurring basis.

(in thousands) Description of Financial Instruments	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At March 31, 2016:
Securities available-for-sale:
Mortgage-backed securities and collateralized mortgage obligations issued by U.S. government-sponsored agencies	$180,306	$—	$179,633	$673
Debentures of government-sponsored agencies	$87,623	$—	$87,623	$—
Privately-issued collateralized mortgage obligations	$3,971	$—	$3,971	$—
Obligations of state and political subdivisions	$59,373	$—	$59,373	$—
Corporate bonds	$4,961	$—	4,961	$—
Derivative financial liabilities (interest rate contracts)	$2,531	$—	$2,531	$—
At December 31, 2015:
Securities available-for-sale:
Mortgage-backed securities and collateralized mortgage obligations issued by U.S. government-sponsored agencies	$190,093	$—	$188,381	$1,712
Debentures of government-sponsored agencies	$160,892	$—	$160,892	$—
Privately-issued collateralized mortgage obligations	$4,150	$—	$4,150	$—
Obligations of state and political subdivisions	$57,673	$—	$57,673	$—
Corporate bonds	$4,979	$—	$4,979	$—
Derivative financial assets (interest rate contracts)	$3	$—	$3	$—
Derivative financial liabilities (interest rate contracts)	$1,658	$—	$1,658	$—

Securities available-for-sale are recorded at fair value on a recurring basis. When available, quoted market prices (Level 1) are used to determine the fair value of securities available-for-sale. If quoted market prices are not available, we obtain pricing information from a reputable third-party service provider, who may utilize valuation techniques that use current market-based or independently sourced parameters, such as bid/ask prices, dealer-quoted prices, interest rates, benchmark yield curves, prepayment speeds, probability of default, loss severity and credit spreads (Level 2).   Level 2 securities include obligations of state and political subdivisions, U.S. agencies or government sponsored agencies' debt securities, mortgage-backed securities, government agency-issued and privately-issued collateralized mortgage obligations. As of March 31, 2016 and December 31, 2015, there were no securities that were considered Level 1 securities. As of March 31, 2016, we had one available-for-sale security that was considered a Level 3 security. The security is a U.S. government agency obligation collateralized by a small number of business equipment loans guaranteed by the Small Business Administration ("SBA") program. This security is not actively traded and is owned only by a few investors. The significant unobservable data that is reflected in the fair value measurement include dealer quotes, projected prepayment speeds/average life and credit information, among other things. The decrease in fair value during the first three months of 2016 was due to the payoff of one of the larger loans in the pool collateralizing the security. The unrealized gain on this SBA-guaranteed security decreased by $4 thousand in the same period as part of other comprehensive income.

Securities held-to-maturity may be written down to fair value (determined using the same techniques discussed above for securities available-for-sale) as a result of an other-than-temporary impairment, if any.

On a recurring basis, derivative financial instruments are recorded at fair value, which is based on the income approach using observable Level 2 market inputs, reflecting market expectations of future interest rates as of the measurement date.  Standard valuation techniques are used to calculate the present value of the future expected cash flows assuming an orderly transaction.  Valuation adjustments may be made to reflect both our own credit risk and the counterparties’ credit risk in determining the fair value of the derivatives. Level 2 inputs for the valuations are limited to observable market prices for London Interbank Offered Rate ("LIBOR") and Overnight Index Swap ("OIS") rates (for the very short term), quoted prices for LIBOR futures contracts, observable market prices for LIBOR and OIS swap rates, and one-month and three-month LIBOR basis spreads at commonly quoted intervals.  Mid-market pricing of the inputs is used

Page-10

as a practical expedient in the fair value measurements.  We project spot rates at reset days specified by each swap contract to determine future cash flows, then discount to present value using either LIBOR or OIS curves depending on whether the swap positions are fully collateralized as of the measurement date.  When the value of any collateral placed with counterparties is less than the interest rate derivative liability, a credit valuation adjustment ("CVA") is applied to reflect the credit risk we pose to counterparties.  We have used the spread between the Standard & Poor's BBB rated U.S. Bank Composite rate and LIBOR for the closest maturity term corresponding to the duration of the swaps to derive the CVA. A similar credit risk adjustment, correlated to the credit standing of the counterparty, is made when collateral posted by the counterparty does not fully cover their liability to Bank of Marin. For further discussion on our methodology in valuing our derivative financial instruments, refer to Note 9.

Certain financial assets may be measured at fair value on a non-recurring basis. These assets are subject to fair value adjustments that result from the application of the lower of cost or fair value accounting or write-downs of individual assets, such as impaired loans and other real estate owned ("OREO").

The following table presents the carrying value of assets and liabilities measured at fair value on a non-recurring basis and that were held in the consolidated statements of condition at each respective period end, by level within the fair value hierarchy as of March 31, 2016 and December 31, 2015.

(in thousands)	Carrying Value[1]	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At March 31, 2016:
Other real estate	$421	$—	$—	$421
At December 31, 2015:
Other real estate	$421	$—	$—	$421

When a loan is identified as impaired, it is reported at the lower of cost or fair value, measured based on the loan's observable market price (Level 1) or the current net realizable value of the underlying collateral securing the loan, if the loan is collateral dependent (Level 3).  Net realizable value of the underlying collateral is the fair value of the collateral less estimated selling costs and any prior liens. Appraisals, recent comparable sales, offers and listing prices are factored in when valuing the collateral. We review and verify the qualifications and licenses of the certified general appraisers used for appraising commercial properties or certified residential appraisers for residential properties. Real estate appraisals may utilize a combination of approaches including replacement cost, sales comparison and the income approach. Comparable sales and income data are analyzed by the appraisers and adjusted to reflect differences between them and the subject property such as property type, leasing status and physical condition. When appraisals are received, Management reviews the underlying assumptions and methodology utilized, as well as the overall resulting value in conjunction with independent data sources such as recent market data and industry-wide statistics. We generally use a 6% discount for selling costs which is applied to all properties, regardless of size. Appraised values may be adjusted to reflect changes in market conditions that have occurred subsequent to the appraisal date, or for revised estimates regarding the timing or cost of the property sale. These adjustments are based on qualitative judgments made by Management on a case-by-case basis and are generally unobservable valuation inputs as they are specific to the underlying collateral. There have been no significant changes in the valuation techniques during the three months ended March 31, 2016.

OREO represents collateral acquired through foreclosure and is initially recorded at fair value as established by a current appraisal, adjusted for disposition costs. Subsequently, OREO is measured at lower of cost or fair value. OREO values are reviewed on an ongoing basis and any subsequent decline in fair value is recorded as a foreclosed asset expense in the current period. The value of OREO is determined based on independent appraisals, similar to the process used for impaired loans, discussed above, and is classified as Level 3. All OREO was acquired from Bank of Alameda as part of the Acquisition. There was no change in the estimated fair value of the OREO during the first three months ended March 31, 2016.

 Disclosures about Fair Value of Financial Instruments

The table below is a summary of fair value estimates for financial instruments as of March 31, 2016 and December 31, 2015, excluding financial instruments recorded at fair value on a recurring basis (summarized in the first table in this note). The carrying amounts in the following table are recorded in the consolidated statements of condition under the indicated captions. We have excluded non-financial assets and non-financial liabilities defined by the Codification

Page-11

(ASC 820-10-15-1A), such as Bank premises and equipment, deferred taxes and other liabilities.  In addition, we have not disclosed the fair value of financial instruments specifically excluded from disclosure requirements of the Financial Instruments Topic of the Codification (ASC 825-10-50-8), such as Bank-owned life insurance policies.

	March 31, 2016			December 31, 2015
(in thousands)	Carrying Amounts	Fair Value	Fair Value Hierarchy	Carrying Amounts	Fair Value	Fair Value Hierarchy
Financial assets
Cash and cash equivalents	$39,770	$39,770	Level 1	$26,343	$26,343	Level 1
Investment securities held-to-maturity	63,246	64,848	Level 2	69,637	71,054	Level 2
Loans, net	1,426,811	1,460,637	Level 3	1,436,229	1,470,380	Level 3
Interest receivable	5,919	5,919	Level 2	6,643	6,643	Level 2
Financial liabilities
Deposits	1,681,346	1,681,787	Level 2	1,728,226	1,728,717	Level 2
Federal Home Loan Bank and other borrowings	19,350	19,682	Level 2	67,000	67,279	Level 2
Subordinated debentures	5,445	4,969	Level 3	5,395	5,132	Level 3
Interest payable	197	197	Level 2	187	187	Level 2

Following is a description of methods and assumptions used to estimate the fair value of each class of financial instrument not recorded at fair value but required for disclosure purposes:

Cash and Cash Equivalents - The carrying amounts of cash and cash equivalents approximate their fair value because of the short-term nature of these instruments.

Held-to-maturity Securities - Held-to-maturity securities, which generally consist of obligations of state and political subdivisions and corporate bonds, are recorded at their amortized cost. The fair value for disclosure purposes is determined using methodologies similar to those described above for available-for-sale securities using Level 2 inputs. If Level 2 inputs are not available, we may utilize pricing models that incorporate unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities (Level 3).  As of March 31, 2016 and December 31, 2015, we did not hold any held-to-maturity securities whose fair value was measured using significant unobservable inputs.

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

Federal Home Loan Bank Borrowings - The fair value is estimated by discounting the future cash flows using current rates offered by the Federal Home Loan Bank of San Francisco ("FHLB") for similar credit advances corresponding to the remaining term of our fixed-rate credit advances.

Subordinated Debentures - As part of the NorCal Acquisition, we assumed two subordinated debentures. See Note 6 for further information. The fair values of the subordinated debentures were estimated by discounting the future cash flows (interest payment at a rate of three-month LIBOR plus 3.05% and 1.40%) to their present values using current market rates at which similar bonds would be issued with similar credit ratings as ours and similar remaining maturities. Each interest payment was discounted at the spot rate for the corresponding term, determined based on the yields and terms of comparable trust preferred securities, plus a liquidity premium. In July 2010, the Dodd-Frank

Page-12

Act was signed into law and limits the ability of certain bank holding companies to treat trust preferred security debt issuances as Tier 1 capital. This law effectively closed the trust-preferred securities markets for new issuances and led to the absence of observable or comparable transactions in the market place. Due to the use of unobservable inputs of trust preferred securities, we consider the fair value to be a Level 3 measurement.

Commitments - The value of unrecognized financial instruments is estimated based on the fee income associated with the commitments which, in the absence of credit exposure, is considered to approximate their settlement value. The fair value of commitment fees was not material at March 31, 2016 and December 31, 2015, respectively.

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

	March 31, 2016				December 31, 2015
	Amortized	Fair	Gross Unrealized		Amortized	Fair	Gross Unrealized
(in thousands)	Cost	Value	Gains	(Losses)	Cost	Value	Gains	(Losses)
Held-to-maturity:
Obligations of state and political subdivisions	$40,254	$41,580	$1,338	$(12)	$42,919	$44,146	$1,246	$(19)
Corporate bonds	11,544	11,560	19	(3)	15,072	15,098	42	(16)
MBS pass-through securities issued by FHLMC and FNMA	11,448	11,708	267	(7)	11,646	11,810	171	(7)
Total held-to-maturity	63,246	64,848	1,624	(22)	69,637	71,054	1,459	(42)
Available-for-sale:
Securities of U.S. government or government-sponsored agencies:
MBS pass-through securities issued by FHLMC and FNMA	128,434	129,983	1,613	(64)	138,222	138,462	694	(454)
CMOs issued by FNMA	17,190	17,290	147	(47)	18,266	18,219	97	(144)
CMOs issued by FHLMC	23,287	23,471	196	(12)	22,889	22,932	82	(39)
CMOs issued by GNMA	9,394	9,562	172	(4)	10,326	10,480	169	(15)
Debentures of government- sponsored agencies	87,592	87,623	93	(62)	161,690	160,892	28	(826)
Privately issued CMOs	3,785	3,971	187	(1)	3,960	4,150	190	—
Obligations of state and political subdivisions	58,412	59,373	964	(3)	57,110	57,673	580	(17)
Corporate bonds	4,950	4,961	25	(14)	4,947	4,979	43	(11)
Total available-for-sale	333,044	336,234	3,397	(207)	417,410	417,787	1,883	(1,506)
Total investment securities	$396,290	$401,082	$5,021	$(229)	$487,047	$488,841	$3,342	$(1,548)

Page-13

The amortized cost and fair value of investment debt securities by contractual maturity at March 31, 2016 are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2016				December 31, 2015
	Held-to-Maturity		Available-for-Sale		Held-to-Maturity		Available-for-Sale
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$16,713	$16,805	$8,798	$8,825	$18,853	$18,920	$12,135	$12,176
After one year but within five years	28,225	28,929	114,762	115,006	31,677	32,360	188,007	187,326
After five years through ten years	7,974	8,394	64,092	64,720	8,580	8,969	64,899	64,999
After ten years	10,334	10,720	145,392	147,683	10,527	10,805	152,369	153,286
Total	$63,246	$64,848	$333,044	$336,234	$69,637	$71,054	$417,410	$417,787

Sales of investment securities and gross realized gains and losses are shown in the following table.

	Three months ended
(in thousands)	March 31, 2016	March 31, 2015
Available-for-sale:
Sales proceeds	$54,985	$1,559
Gross realized gains	$110	$8

Investment securities carried at $84.8 million and $87.9 million at March 31, 2016 and December 31, 2015, respectively, were pledged to the State of California: $84.0 million and $87.1 million to secure public deposits in compliance with the Local Agency Security Program at March 31, 2016 and December 31, 2015, respectively, and $836 thousand and $840 thousand to provide collateral for trust deposits at March 31, 2016 and December 31, 2015, respectively. In addition, investment securities carried at $1.1 million were pledged to collateralize a Wealth Management and Trust Services (“WMTS”) checking account at both March 31, 2016 and December 31, 2015.

Other-Than-Temporarily Impaired Debt Securities

We have evaluated the credit of our investment securities and their issuers and/or insurers. Based on our evaluation, Management has determined that no investment security in our investment portfolio is other-than-temporarily impaired as of March 31, 2016. We do not have the intent and it is more likely than not that we will not have to sell securities temporarily impaired at March 31, 2016 before recovery of the cost basis.

Page-14

Twenty-three and fifty-four investment securities were in unrealized loss positions at March 31, 2016 and December 31, 2015, respectively. Those securities are summarized and classified according to the duration of the loss period in the tables below:

March 31, 2016	< 12 continuous months		≥ 12 continuous months		Total securities in a loss position
(in thousands)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
Held-to-maturity:
Obligations of state and political subdivisions	$1,057	$(12)	$—	$—	$1,057	$(12)
Corporate bonds	3,530	(3)	—	—	3,530	(3)
MBS pass-through securities issued by FHLMC and FNMA	—	—	2,320	(7)	2,320	(7)
Total held-to-maturity	4,587	(15)	2,320	(7)	6,907	(22)
Available-for-sale:
MBS pass-through securities issued by FHLMC and FNMA	21,435	(64)	—	—	21,435	(64)
CMOs issued by FNMA	6,515	(16)	2,986	(31)	9,501	(47)
CMOs issued by FHLMC	1,938	(12)	—	—	1,938	(12)
CMOs issued by GNMA	—	—	2,219	(4)	2,219	(4)
Debentures of government- sponsored agencies	9,967	(30)	9,968	(32)	19,935	(62)
Privately issued CMOs	212	(1)	—	—	212	(1)
Obligations of state & political subdivisions	2,487	(3)	—	—	2,487	(3)
Corporate bonds	2,982	(14)	—	—	2,982	(14)
Total available-for-sale	45,536	(140)	15,173	(67)	60,709	(207)
Total temporarily impaired securities	$50,123	$(155)	$17,493	$(74)	$67,616	$(229)

December 31, 2015	< 12 continuous months		≥ 12 continuous months		Total securities in a loss position
(in thousands)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
Held-to-maturity:
Obligations of state and political subdivisions	$8,297	$(19)	$—	$—	$8,297	$(19)
Corporate bonds	3,523	(15)	1,999	(1)	5,522	(16)
MBS pass-through securities issued by FHLMC and FNMA	2,332	(7)	—	—	2,332	(7)
Total held-to-maturity	14,152	(41)	1,999	(1)	16,151	(42)
Available-for-sale:
MBS pass-through securities issued by FHLMC and FNMA	68,809	(454)	—	—	68,809	(454)
CMOs issued by FNMA	9,277	(80)	3,158	(64)	12,435	(144)
CMOs issued by FHLMC	—	—	1,989	(39)	1,989	(39)
CMOs issued by GNMA	164	—	2,374	(15)	2,538	(15)
Debentures of government- sponsored agencies	136,064	(713)	9,887	(113)	145,951	(826)
Obligations of state & political subdivisions	4,557	(15)	579	(2)	5,136	(17)
Corporate bonds	2,986	(11)	—	—	2,986	(11)
Total available-for-sale	221,857	(1,273)	17,987	(233)	239,844	(1,506)
Total temporarily impaired securities	$236,009	$(1,314)	$19,986	$(234)	$255,995	$(1,548)

Page-15

As of March 31, 2016, there were four investment positions that had been in a continuous loss position for twelve months or more. These securities consisted of a government-sponsored agency debenture, an MBS and CMOs issued by government or government-sponsored agencies. We have evaluated each of the bonds and believe that the decline in fair value is primarily driven by factors other than credit. It is probable that we will be able to collect all amounts due according to the contractual terms and no other-than-temporary impairment exists on these securities. We determine that the strength of GNMA through the U.S. Federal Government guarantee is sufficient to protect us from credit losses. The government-sponsored agency debenture, the MBS and CMOs issued by FNMA are supported by the U.S. Federal Government to protect us from credit losses. Based upon our assessment of the credit fundamentals, we concluded that these securities were not other-than-temporarily impaired at March 31, 2016.

Nineteen investment securities in our portfolio were in a temporary loss position for less than twelve months as of March 31, 2016. They consisted of U.S. agency CMO and MBS pass-through securities, obligations of U.S. state and political subdivisions, one privately issued CMO and corporate bonds. The government-sponsored agency debenture, MBS and CMOs issued by FNMA and FHLMC are supported by the U.S. Federal Government to protect us from credit losses. Other temporarily impaired securities are deemed creditworthy after internal analysis of the issuer's latest financial information and credit enhancement. Additionally, all are rated as investment grade by at least one major rating agency. As a result of this impairment analysis, we have concluded that these securities were not other-than-temporarily impaired at March 31, 2016.

Non-Marketable Securities

As a member of the FHLB, we are required to maintain a minimum investment in the FHLB capital stock determined by the Board of Directors of the FHLB. The minimum investment requirements can increase in the event we increase our total asset size or borrowings with the FHLB. Shares cannot be purchased or sold except between the FHLB and its members at the $100 per share par value. We held $8.4 million of FHLB stock recorded at cost in other assets on the consolidated statements of condition at both March 31, 2016 and December 31, 2015. The carrying amounts of these investments are reasonable estimates of fair value because the securities are restricted to member banks and they do not have a readily determinable market value. Management does not believe that the FHLB stock is other-than-temporarily-impaired, as we expect to be able to redeem this stock at cost. On April 28, 2016, FHLB announced a cash dividend for the first quarter of 2016 at an annualized dividend rate of 8.90% to be distributed in mid May 2016. Cash dividends paid on FHLB capital stock are recorded as non-interest income.

As a member bank of Visa U.S.A., we hold 16,939 shares of Visa Inc. Class B common stock with a carrying value of zero, which is equal to our cost basis. These shares are restricted from resale until their conversion into Class A (voting) shares upon the termination of Visa Inc.'s covered litigation escrow account. As a result of the restriction, these shares are not considered available-for-sale and are not carried at fair value. When converting this Class B common stock to Class A common stock under the current conversion rate of 1.6483 and the closing stock price of Class A shares, the value of our shares of Class B common stock would have been $2.1 million at March 31, 2016 and $2.2 million at December 31, 2015. The conversion rate is subject to further reduction upon the final settlement of the covered litigation against Visa Inc. and its member banks. See Note 8 herein.

We invest in low income housing tax credit funds as a limited partner, which totaled $2.6 million and $2.7 million recorded in other assets as of March 31, 2016 and December 31, 2015, respectively. In the first quarter of 2016, we recognized $82 thousand of low income housing tax credits and other tax benefits, net of $63 thousand of amortization expense of low income housing tax credit investment, as a component of income tax expense. As of March 31, 2016, our unfunded commitments for these low income housing tax credit funds totaled $1.7 million. We did not recognize any impairment losses on these low income housing tax credit investments during the first quarter of 2016 or 2015.

Page-16

Note 5:  Loans and Allowance for Loan Losses

Credit Quality of Loans

Outstanding loans by class and payment aging as of March 31, 2016 and December 31, 2015 were as follows:

Loan Aging Analysis by Loan Class
(in thousands)	Commercial and industrial	Commercial real estate, owner-occupied	Commercial real estate, investor	Construction	Home equity	Other residential [1]	Installment and other consumer	Total
March 31, 2016
30-59 days past due	$—	$177	$1,789	$—	$255	$—	$216	$2,437
60-89 days past due	—	—	—	—	—	—	1	1
90 days or more past due	21	—	—	—	99	—	—	120
Total past due	21	177	1,789	—	354	—	217	2,558
Current	213,047	238,155	705,551	74,528	110,539	73,896	23,565	1,439,281
Total loans [3]	$213,068	$238,332	$707,340	$74,528	$110,893	$73,896	$23,782	$1,441,839
Non-accrual [2]	$21	$—	$1,789	$—	$791	$—	$65	$2,666
December 31, 2015
30-59 days past due	$36	$—	$1,096	$1	$—	$—	$249	$1,382
60-89 days past due	—	—	—	—	633	—	89	722
90 days or more past due	21	—	—	—	99	—	—	120
Total past due	57	—	1,096	1	732	—	338	2,224
Current	219,395	242,309	714,783	65,494	111,568	73,154	22,301	1,449,004
Total loans [3]	$219,452	$242,309	$715,879	$65,495	$112,300	$73,154	$22,639	$1,451,228
Non-accrual [2]	$21	$—	$1,903	$1	$171	$—	$83	$2,179
1 Our residential loan portfolio does not include sub-prime loans, nor is it our practice to underwrite loans commonly referred to as "Alt-A mortgages", the characteristics of which are loans lacking full documentation, borrowers having low FICO scores or higher loan-to-value ratios.

2 Amounts include $1 thousand of Purchased Credit Impaired ("PCI") loans that had stopped accreting interest at December 31, 2015. Amounts exclude accreting PCI loans of $2.8 million and $3.7 million at March 31, 2016 and December 31, 2015, respectively, as we have a reasonable expectation about future cash flows to be collected and we continue to recognize accretable yield on these loans in interest income. These accreting PCI loans are included in current loans.

3 Amounts include net deferred loan costs of $693 thousand and $768 thousand at March 31, 2016 and December 31, 2015, respectively. Amounts are also net of unaccreted purchase discounts on non-PCI loans of $2.8 million and $3.2 million at March 31, 2016 and December 31, 2015, respectively.

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

Page-17

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

Substandard: Inadequately protected by either the current sound worth and paying capacity of the obligor or the collateral pledged, if any. A Substandard asset has a well-defined weakness or weaknesses that jeopardize(s) the liquidation of the debt. Substandard assets are characterized by the distinct possibility that we will sustain some loss if such weaknesses or deficiencies are not corrected. Well-defined weaknesses include adverse trends or developments in the borrower’s financial condition, managerial weaknesses and/or significant collateral deficiencies.

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

•	Investor commercial real estate borrowers are generally required to submit rent rolls or property income statements at least annually.

•	Construction loans are monitored monthly, and reviewed on an ongoing basis.

•	Home equity and other consumer loans are reviewed based on delinquency.

•	Loans graded “Watch” or more severe, regardless of loan type, are reviewed no less than quarterly.

Page-18

The following table represents an analysis of loans by internally assigned grades, including the PCI loans, at March 31, 2016 and December 31, 2015:

Credit Risk Profile by Internally Assigned Grade
(in thousands)	Commercial and industrial	Commercial real estate, owner-occupied	Commercial real estate, investor	Construction	Home equity	Other residential	Installment and other consumer	Purchased credit-impaired	Total
March 31, 2016
Pass	$195,560	$224,903	$701,642	$71,290	$108,059	$73,896	$23,383	$2,431	$1,401,164
Special Mention	13,627	3,252	367	—	1,120	—	—	—	18,366
Substandard	3,843	9,155	3,612	3,238	1,644	—	399	418	22,309
Total loans	$213,030	$237,310	$705,621	$74,528	$110,823	$73,896	$23,782	$2,849	$1,441,839
December 31, 2015
Pass	$192,560	$219,060	$710,042	$62,255	$109,959	$73,154	$22,307	$3,260	$1,392,597
Special Mention	22,457	12,371	372	—	1,100	—	—	—	36,300
Substandard	4,260	9,167	3,739	3,239	1,173	—	332	421	22,331
Total loans	$219,277	$240,598	$714,153	$65,494	$112,232	$73,154	$22,639	$3,681	$1,451,228

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

There were no loans removed from TDR designation during 2016. During the first three months in 2015, one loan with a recorded investment totaling $108 thousand was removed from TDR designation.

The table below summarizes outstanding TDR loans by loan class as of March 31, 2016 and December 31, 2015. The summary includes both TDRs that are on non-accrual status and those that continue to accrue interest.

(in thousands)	As of
Recorded investment in Troubled Debt Restructurings [1]	March 31, 2016	December 31, 2015
Commercial and industrial	$3,825	$4,698
Commercial real estate, owner-occupied	6,993	6,993
Commercial real estate, investor	2,052	514
Construction	3,238	3,238
Home equity	458	460
Other residential	1,997	2,010
Installment and other consumer	1,161	1,168
Total	$19,724	$19,081

1 Includes $19.7 million and $19.0 million of TDR loans that were accruing interest as of March 31, 2016 and December 31, 2015, respectively. Includes $621 thousand and $137 thousand of acquired loans at March 31, 2016 and December 31, 2015, respectively.

Page-19

The table below presents the following information for loans modified in a TDR during the presented periods: number of contracts modified, the recorded investment in the loans prior to modification, and the recorded investment in the loans after being restructured. The table below excludes fully charged-off TDR loans and loans modified in a TDR and subsequently paid-off during the years presented. There were no loans modified in a TDR during the three months ended March 31, 2015.

(dollars in thousands)	Number of Contracts Modified	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment at period end
Troubled Debt Restructurings during the three months ended March 31, 2016:
Commercial real estate, investor	1	$1,549	$1,546	$1,541

The modification during the three months ended March 31, 2016 primarily involved an interest rate concession and other changes to loan terms. During the first three months of 2016 and 2015, there were no defaults on loans that had been modified in a TDR within the prior twelve-month period. We report defaulted TDRs based on a payment default definition of more than ninety days past due.

Impaired Loan Balances and Their Related Allowance by Major Classes of Loans

The tables below summarize information on impaired loans and their related allowance. Total impaired loans include non-accrual loans, accruing TDR loans and accreting PCI loans that have experienced post-acquisition declines in cash flows expected to be collected.

(in thousands)	Commercial and industrial	Commercial real estate, owner-occupied	Commercial real estate, investor	Construction	Home equity	Other residential	Installment and other consumer	Total
March 31, 2016
Recorded investment in impaired loans:
With no specific allowance recorded	$317	$—	$1,789	$2,688	$791	$1,205	$113	$6,903
With a specific allowance recorded	3,529	6,993	2,052	550	386	793	1,113	15,416
Total recorded investment in impaired loans	$3,846	$6,993	$3,841	$3,238	$1,177	$1,998	$1,226	$22,319
Unpaid principal balance of impaired loans	$3,846	$6,993	$5,833	$3,238	$1,193	$1,998	$1,226	$24,327
Specific allowance	$829	$129	$466	$4	$4	$69	$107	$1,608
Average recorded investment in impaired loans during the quarter ended March 31, 2016	$4,283	$6,993	$3,129	$3,238	$868	$2,004	$1,239	$21,754
Interest income recognized on impaired loans during the quarter ended March 31, 2016	$57	$66	$16	$38	$4	$23	$13	$217
Average recorded investment in impaired loans during the quarter ended March 31, 2015	$3,718	$8,443	$2,915	$5,681	$627	$2,041	$1,743	$25,168
Interest income recognized on impaired loans during the quarter ended March 31, 2015	$62	$66	$6	$9	$5	$23	$19	$190

(in thousands)	Commercial and industrial	Commercial real estate, owner-occupied	Commercial real estate, investor	Construction	Home equity	Other residential	Installment and other consumer	Total
December 31, 2015
Recorded investment in impaired loans:
With no specific allowance recorded	$2,198	$4,111	$2,416	$2,687	$171	$1,214	$131	$12,928
With a specific allowance recorded	2,522	2,882	—	551	388	797	1,120	8,260
Total recorded investment in impaired loans	$4,720	$6,993	$2,416	$3,238	$559	$2,011	$1,251	$21,188
Unpaid principal balance of impaired loans	$4,763	$6,993	$4,408	$3,424	$559	$2,011	$1,251	$23,409
Specific allowance	$912	$70	$—	$1	$3	$67	$116	$1,169

Page-20

Management monitors delinquent loans continuously and identifies problem loans, generally loans graded substandard or worse, to be evaluated individually for impairment testing. Generally, the recorded investment in impaired loans is net of any charge-offs from estimated losses related to specifically-identified impaired loans when they are deemed uncollectible. The charged-off portion of impaired loans outstanding at March 31, 2016 and December 31, 2015 totaled approximately $2.0 million and 2.1 million, respectively.  In addition, the recorded investment in impaired loans is net of purchase discounts or premiums on acquired loans. At March 31, 2016 and December 31, 2015, unused commitments to extend credit on impaired loans, including loans to borrowers whose terms have been modified in TDRs, totaled $1.5 million and 1.3 million, respectively.

The following tables disclose loans by major portfolio category and activity in the ALLL, as well as the related ALLL disaggregated by impairment evaluation method.

Allowance for Loan Losses Rollforward for the Period
(in thousands)	Commercial and industrial	Commercial real estate, owner-occupied	Commercial real estate, investor	Construction	Home equity	Other residential	Installment and other consumer	Unallocated	Total
Three months ended March 31, 2016
Allowance for loan losses:
Beginning balance	$3,023	$2,249	$6,178	$724	$910	$394	$425	$1,096	$14,999
Provision (reversal)	(247)	(630)	388	98	133	36	9	213	—
Charge-offs	(9)	—	—	—	—	—	—	—	(9)
Recoveries	32	—	5	—	1	—	—	—	38
Ending balance	$2,799	$1,619	$6,571	$822	$1,044	$430	$434	$1,309	$15,028

Three months ended March 31, 2015
Allowance for loan losses:
Beginning balance	$2,837	$1,924	$6,672	$839	$859	$433	$566	$969	$15,099
Provision (reversal)	(275)	170	(383)	(61)	63	(3)	(99)	588	—
Charge-offs	(2)	—	—	—	—	—	(6)	—	(8)
Recoveries	60	—	3	—	1	—	1	—	65
Ending balance	$2,620	$2,094	$6,292	$778	$923	$430	$462	$1,557	$15,156

Allowance for Loan Losses and Recorded Investment in Loans
(dollars in thousands)	Commercial and industrial	Commercial real estate, owner-occupied	Commercial real estate, investor	Construction	Home equity	Other residential	Installment and other consumer	Unallocated	Total
As of March 31, 2016:
Ending ALLL related to loans collectively evaluated for impairment	$1,970	$1,490	$6,105	$818	$1,040	$361	$327	$1,309	$13,420
Ending ALLL related to loans individually evaluated for impairment	829	129	466	4	4	69	107	—	1,608
Ending ALLL related to purchased credit-impaired loans	—	—	—	—	—	—	—	—	—
Total	$2,799	$1,619	$6,571	$822	$1,044	$430	$434	$1,309	$15,028
Loans outstanding:
Collectively evaluated for impairment	$209,184	$230,317	$701,780	$71,290	$109,646	$71,898	$22,556	$—	$1,416,671
Individually evaluated for impairment	3,846	6,993	3,841	3,238	1,177	1,998	1,226	—	22,319
Purchased credit-impaired	38	1,022	1,719	—	70	—	—	—	2,849
Total	$213,068	$238,332	$707,340	$74,528	$110,893	$73,896	$23,782	$—	$1,441,839
Ratio of allowance for loan losses to total loans	1.31%	0.68%	0.93%	1.10%	0.94%	0.58%	1.82%	NM	1.04%
Allowance for loan losses to non-accrual loans	13,329%	NM	367%	NM	132%	NM	668%	NM	564%

NM - Not Meaningful

Page-21

Allowance for Loan Losses and Recorded Investment in Loans
(dollars in thousands)	Commercial and industrial	Commercial real estate, owner-occupied	Commercial real estate, investor	Construction	Home equity	Other residential	Installment and other consumer	Unallocated	Total
As of December 31, 2015:
Ending ALLL related to loans collectively evaluated for impairment	$2,111	$2,179	$6,178	$723	$907	$327	$309	$1,096	$13,830
Ending ALLL related to loans individually evaluated for impairment	904	70	—	—	3	67	116	—	1,160
Ending ALLL related to purchased credit-impaired loans	8	—	—	1	—	—	—	—	9
Total	$3,023	$2,249	$6,178	$724	$910	$394	$425	$1,096	$14,999
Loans outstanding:
Collectively evaluated for impairment	$214,695	$233,605	$711,737	$62,256	$111,673	$71,143	$21,388	$—	$1,426,497
Individually evaluated for impairment[1]	4,582	6,993	2,416	3,238	559	2,011	1,251	—	21,050
Purchased credit-impaired	175	1,711	1,726	1	68	—	—	—	3,681
Total	$219,452	$242,309	$715,879	$65,495	$112,300	$73,154	$22,639	$—	$1,451,228
Ratio of allowance for loan losses to total loans	1.38%	0.93%	0.86%	1.11%	0.81%	0.54%	1.88%	NM	1.03%
Allowance for loan losses to non-accrual loans	14,395%	NM	325%	72,400%	532%	NM	512%	NM	688%

1 Total excludes $138 thousand PCI loans that have experienced credit deterioration post-acquisition declines in cash flows expected to be collected. These loans are included in the "purchased credit-impaired" amount in the next line below.

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

The following table presents the outstanding balances and related carrying values of PCI loans as of March 31, 2016 and December 31, 2015.

	March 31, 2016		December 31, 2015
PCI Loans (in thousands)	Unpaid principal balance	Carrying value	Unpaid principal balance	Carrying value
Commercial and industrial	$53	$38	$237	$175
Commercial real estate	3,124	2,741	4,329	3,437
Construction	—	—	187	1
Home equity	223	70	224	68
Total purchased credit-impaired loans	$3,400	$2,849	$4,977	$3,681

The activities in the accretable yield, or income expected to be earned, for PCI loans were as follows:

Page-22

Accretable Yield	Three months ended
(in thousands)	March 31, 2016	March 31, 2015
Balance at beginning of period	$2,618	$4,027
Removals [1]	(778)	(77)
Accretion	(98)	(119)
Reclassifications from nonaccretable difference [2]	—	—
Balance at end of period	$1,742	$3,831

1 Represents the accretable difference that is relieved when a loan exits the PCI population due to pay-off, full charge-off, or transfer to repossessed assets, etc.

2 Primarily relates to changes in expected credit performance and changes in expected timing of cash flows.

Pledged Loans

Our FHLB line of credit is secured under terms of a blanket collateral agreement by a pledge of certain qualifying loans with an unpaid principal balance of $866.3 million and $833.8 million at March 31, 2016 and December 31, 2015, respectively. In addition, we pledge a certain residential loan portfolio, which totaled $47.6 million and $45.2 million at March 31, 2016 and December 31, 2015, respectively, to secure our borrowing capacity with the Federal Reserve Bank (“FRB”). Also see Note 6, Borrowings.

Note 6: Borrowings

Federal Funds Purchased – The Bank had unsecured lines of credit totaling $92.0 million with correspondent banks for overnight borrowings at March 31, 2016 and December 31, 2015.  In general, interest rates on these lines approximate the federal funds target rate. At March 31, 2016 we had $2.0 million in overnight borrowings under these credit facilities. We had no overnight borrowings outstanding at December 31, 2015.

Federal Home Loan Bank Borrowings – As of March 31, 2016 and December 31, 2015, the Bank had lines of credit with the FHLB totaling $507.8 million and $470.6 million, respectively, based on eligible collateral of certain loans.  At March 31, 2016 and December 31, 2015 we had $2.4 million and $52.0 million in FHLB overnight borrowings, respectively.

On February 5, 2008, the Bank entered into a ten-year borrowing agreement under the same FHLB line of credit for $15.0 million at a fixed rate of 2.07%, which remained outstanding at March 31, 2016. Interest-only payments are required every three months until the entire principal is due on February 5, 2018. The FHLB has the unconditional right to accelerate the due date on November 5, 2015 and every three months thereafter (the “put dates”). If the FHLB exercises its right to accelerate the due date, the FHLB will offer replacement funding at the current market rate, subject to certain conditions. The Bank must comply with the put date, but are not required to accept replacement funding.

At March 31, 2016 and December 31, 2015, $490.2 million and $403.4 million, respectively, was remaining as available for borrowing from the FHLB, net of the overnight borrowings, term borrowings, and an unused standby letter of credit totaling $241 thousand.

Federal Reserve Line of Credit – The Bank has a line of credit with the FRB secured by certain residential loans.  At March 31, 2016 and December 31, 2015, the Bank had borrowing capacity under this line totaling $39.3 million and $37.8 million, respectively, and had no outstanding borrowings with the FRB.

As part of the NorCal Acquisition, Bancorp assumed two subordinated debentures due to NorCal Community Bancorp Trusts I and II (the "Trusts"), established for the sole purpose of issuing trust preferred securities on September 22, 2003 and December 29, 2005, respectively. The subordinated debentures were recorded at fair values totaling $4.95 million at acquisition date with contractual values totaling $8.2 million. The difference between the contractual balance and the fair value at acquisition date is accreted into interest expense over the lives of the debentures. Accretion on the subordinated debentures totaled $50 thousand in the first three months of 2016 and $53 thousand in the first three months of 2015. Bancorp has the option to defer payment of the interest on the subordinated debentures for a period of up to five years, as long as there is no default on the subordinated debentures. In the event of interest deferral, dividends to Bancorp common stockholders are prohibited. The trust preferred securities were sold and issued in private transactions pursuant to an exemption from registration under the Securities Act of 1933, as amended. Bancorp has guaranteed, on a subordinated basis, distributions and other payments due on trust preferred securities totaling

Page-23

$8.0 million issued by the Trusts which have identical maturity, repricing and payment terms as the subordinated debentures.

The following is a summary of the contractual terms of the subordinated debentures due to the Trusts as of March 31, 2016:

(in thousands)
Subordinated debentures due to NorCal Community Bancorp Trust I on October 7, 2033 with interest payable quarterly, based on 3-month LIBOR plus 3.05%, repricing quarterly (3.67% as of March 31, 2016), redeemable, in whole or in part, on any interest payment date	$4,124
Subordinated debentures due to NorCal Community Bancorp Trust II on March 15, 2036 with interest payable quarterly, based on 3-month LIBOR plus 1.40%, repricing quarterly (2.03% as of March 31, 2016), redeemable, in whole or in part, on any interest payment date	4,124
Total	$8,248

Note 7:  Stockholders' Equity

Warrant

Under the United States Department of the Treasury Capital Purchase Program (the “TCPP”), Bancorp issued to the U.S. Treasury a warrant to purchase 154,242 shares of common stock at a per share exercise price of $27.23. The warrant was immediately exercisable and had an expiration date of December 5, 2018. The warrant was subsequently auctioned to two institutional investors in November 2011 and was exercised in September 2015. The warrant represented the right to purchase 157,711 shares of common stock at $26.63 per share. The cashless exercise resulted in the net issuance of 70,591 shares of common stock in September 2015.

Dividends

Presented below is a summary of cash dividends paid to common shareholders, recorded as a reduction of retained earnings.

	Three months ended
(in thousands, except per share data)	March 31, 2016	March 31, 2015
Cash dividends to common stockholders	$1,518	$1,307
Cash dividends per common share	$0.25	$0.22

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

Page-24

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

We are exposed to credit loss equal to the contract amount of the commitment in the event of nonperformance by the borrower. We use the same credit policies in making commitments as we do for on-balance-sheet instruments and we evaluate each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us, is based on Management's credit evaluation of the borrower. Collateral types pledged may include accounts receivable, inventory, other personal property and real property.

The contractual amount of loan commitments and standby letters of credit not reflected on the consolidated statements of condition was $391.0 million at March 31, 2016. This amount included $202.4 million under commercial lines of credit (these commitments are generally contingent upon customers maintaining specific credit standards), $136.4 million under revolving home equity lines, $37.5 million under undisbursed construction loans, $3.8 million under standby letters of credit, and a remaining $10.9 million under personal and other lines of credit. We record an allowance for losses on these off-balance sheet commitments based on an estimate of probabilities of these commitments being drawn upon according to our historical utilization experience on different types of commitments and expected loss severity. We set aside an allowance for losses on off-balance sheet commitments in the amount of $749 thousand as of both March 31, 2016 and December 31, 2015, which is recorded in interest payable and other liabilities on the consolidated statements of condition.

Page-25

Operating Leases

We rent certain premises and equipment under long-term, non-cancelable operating leases expiring at various dates through the year 2032. Most of the leases contain certain renewal options and escalation clauses. At March 31, 2016, the approximate minimum future commitments payable under non-cancelable contracts for leased premises are as follows:

(in thousands)	2016	2017	2018	2019	2020	Thereafter	Total
Operating leases[1]	$2,670	$3,576	$3,594	$3,567	$3,328	$5,895	$22,630
 1 Minimum payments have not been reduced by minimum sublease rentals of $224 thousand due in the future under non-cancelable subleases.

Rent expense included in occupancy expense totaled $1.0 million for the three months ended March 31, 2016 and 2015.

Litigation Matters

We may be party to legal actions which arise from time to time as part of the normal course of our business.  We believe, after consultation with legal counsel, that we have meritorious defenses in these actions, and that litigation contingent liability, if any, will not have a material adverse effect on our financial position, results of operations, or cash flows.

We are responsible for our proportionate share of certain litigation indemnifications provided to Visa U.S.A. ("Visa") by its member banks in connection with lawsuits related to anti-trust charges and interchange fees ("Covered Litigation"). Visa Inc. maintains an escrow account from which settlements of, or judgments in, the Covered Litigation are paid. While the accrual related to the Covered Litigation could be higher or lower than the litigation escrow account balance, Visa did not record an additional accrual for the Covered Litigation during 2016. At March 31, 2016, the balance of the escrow account was $1.1 billion. According to the latest SEC Form 10-Q filed by VISA, Inc. on April 25, 2016, Visa has reached settlement agreements with a number of opt-out merchants. They represent approximately 51% of the Visa-branded payment card sales volume of merchants who opted out of interchange multidistrict litigation class settlement agreement, under which an estimated $4.0 billion is due to the class plaintiffs. The conversion rate of Visa Class B common stock held by us to Class A common stock (as discussed in Note 4, Investment Securities) may decrease if Visa makes more Covered Litigation settlement payments in the future, and the full effect on member banks is still uncertain. However, we are not aware of significant future cash settlement payments required by us on the Covered Litigation.

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

Page-26

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

As of March 31, 2016, we had seven interest rate swap agreements, which are scheduled to mature in June 2020, August 2020, June 2031, October 2031, July 2032, August 2037 and October 2037. All of our derivatives are accounted for as fair value hedges. In April 2016, one interest rate swap scheduled to mature in June 2020 was terminated as the hedged loan was paid off. A prepayment penalty was collected from the borrower to settle our interest rate swap liability, resulting in no net gain or loss on the termination of the swap and loan payoff. Our interest rate swaps are settled monthly with counterparties. Accrued interest on the swaps totaled $26 thousand and $28 thousand as of March 31, 2016 and December 31, 2015, respectively. Information on our derivatives follows:

	Asset derivatives		Liability derivatives
(in thousands)	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015
Fair value hedges:
Interest rate contracts notional amount	$—	$4,407	$26,092	$22,187
Interest rate contracts fair value[1]	$—	$3	$2,531	$1,658

	Three months ended
(in thousands)	March 31, 2016	March 31, 2015
Decrease in value of designated interest rate swaps recognized in interest income	$(876)	$(546)
Payment on interest rate swaps recorded in interest income	(174)	(235)
Increase in value of hedged loans recognized in interest income	1,050	571
Decrease in value of yield maintenance agreement recognized against interest income	(12)	(14)
Net loss on derivatives recognized against interest income [2]	$(12)	$(224)

1 See Note 3 for valuation methodology.
2 Includes hedge ineffectiveness gain of $162 thousand and gain of $11 thousand for the quarters ended March 31, 2016 and March 31, 2015, respectively. Changes in value of swaps were included in the assessment of hedge effectiveness. Hedge ineffectiveness is the measure of the extent to which the change in the fair value of the hedging instruments does not exactly offset the change in the fair value of the hedged items from period to period.

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

Page-27

Information on financial instruments that are eligible for offset in the consolidated statements of condition follows:

Offsetting of Financial Assets and Derivative Assets
		Gross Amounts	Net Amounts of	Gross Amounts Not Offset in
	Gross Amounts	Offset in the	Assets Presented	the Statements of Condition
	of Recognized	Statements of	in the Statements	Financial	Cash Collateral
(in thousands)	Assets[1]	Condition	of Condition[1]	Instruments	Received	Net Amount
As of March 31, 2016
Derivatives by Counterparty
None	$—	$—	$—	$—	$—	$—
As of December 31, 2015
Derivatives by Counterparty
Counterparty A	$3	$—	$3	$(3)	$—	$—
1 Amounts exclude accrued interest totaling zero and $1 thousand at March 31, 2016 and December 31, 2015, respectively.

Offsetting of Financial Liabilities and Derivative Liabilities
		Gross Amounts	Net Amounts of	Gross Amounts Not Offset in
	Gross Amounts	Offset in the	Liabilities Presented	the Statements of Condition
	of Recognized	Statements of	in the Statements of	Financial	Cash Collateral
(in thousands)	Liabilities[2]	Condition	Condition[2]	Instruments	Pledged	Net Amount
As of March 31, 2016
Derivatives by Counterparty
Counterparty A	$2,258	$—	$2,258	$—	$(2,258)	$—
Counterparty B	273	—	273	—	(273)	—
Total	$2,531	$—	$2,531	$—	$(2,531)	$—
As of December 31, 2015
Derivatives by Counterparty
Counterparty A	$1,390	$—	$1,390	$(3)	$(1,387)	$—
Counterparty B	268	—	268	—	(268)	—
Total	$1,658	$—	$1,658	$(3)	$(1,655)	$—

2 Amounts exclude accrued interest totaling $26 thousand and $27 thousand at March 31, 2016 and December 31, 2015, respectively.

Page-28

ITEM 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management's discussion of the financial condition and results of operations, which is unaudited, should be read in conjunction with the related consolidated financial statements in this Form 10-Q and with the audited consolidated financial statements and accompanying notes included in our 2015 Annual Report on Form 10-K. Average balances, including balances used in calculating certain financial ratios, are generally comprised of average daily balances.

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

Forward-looking statements are based on Management's current expectations regarding economic, legislative, and regulatory issues that may affect our earnings in future periods. A number of factors, many of which are beyond Management’s control, could cause future results to vary materially from current Management expectations. Such factors include, but are not limited to, general economic conditions and the economic uncertainty in the United States and abroad, including changes in interest rates, deposit flows, real estate values, and expected future cash flows on loans and securities; integration of acquisitions and competition; changes in accounting principles, policies or guidelines; changes in legislation or regulation; adverse weather conditions, including droughts in California; and other economic, competitive, governmental, regulatory and technological factors affecting our operations, pricing, products and services.

Important factors that could cause results or performance to materially differ from those expressed in our prior forward-looking statements are detailed in Item 1A. Risk Factors section of our 2015 Form 10-K as filed with the SEC, copies of which are available from us at no charge. Forward-looking statements speak only as of the date they are made. We do not undertake to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made or to reflect the occurrence of unanticipated events.

Page-29

RESULTS OF OPERATIONS

Highlights of the financial results are presented in the following table:

At March 31,	At December 31,
(dollars in thousands)	2016	2015
Selected financial condition data:
Total assets	$1,943,602	$2,031,134
Loans, net	1,426,811	1,436,229
Deposits	1,681,346	1,728,226
Borrowings	24,795	72,395
Stockholders' equity	221,646	214,473

Asset quality ratios:
Allowance for loan losses to total loans	1.04%	1.03%
Allowance for loan losses to non-performing loans [1]	5.64	x	6.88x
Non-performing loans to total loans [1]	0.18%	0.15%

Capital ratios:
Equity to total assets ratio	11.40%	10.60%
Total capital (to risk-weighted assets)	13.92%	13.37%
Tier 1 capital (to risk-weighted assets)	12.97%	12.44%
Tier 1 capital (to average assets)	11.03%	10.67%
Common equity Tier 1 capital (to risk weighted assets)	12.67%	12.16%

For the three months ended March 31,
(dollars in thousands, except per share data)	2016	2015
Selected operating data:
Net interest income	$18,638	$16,598
Provision for loan losses	—	—
Non-interest income	2,163	2,189
Non-interest expense	12,010	11,848
Net income	5,646	4,457
Net income per common share:
Basic	$0.93	$0.75
Diluted	$0.93	$0.74

Performance and other financial ratios:
Return on average assets	1.15%	1.00%
Return on average equity	10.38%	8.92%
Tax-equivalent net interest margin	4.04%	4.00%
Efficiency ratio	57.74%	63.07%

1 Non-performing loans include loans on non-accrual status and loans past due 90 days or more and still accruing interest.

Page-30

Executive Summary

Earnings in the first quarter of 2016 totaled $5.6 million, compared to $4.9 million in the fourth quarter of 2015 and $4.5 million in the first quarter of 2015. Diluted earnings per share totaled $0.93 in the first quarter of 2016, compared to $0.81 in the prior quarter and $0.74 in the same quarter last year.

The following are highlights of our operating and financial performance for the three months ended March 31, 2016:

•
Loans totaled $1,441.8 million at March 31, 2016, compared to $1,451.2 million at December 31, 2015. New loan origination of approximately $29 million in the first quarter of 2016 was offset by payoffs of approximately $37 million.

•	Non-interest bearing deposits make up 45.1% of total deposits and the cost of total deposits is 0.08%.

•	Credit quality remains strong with non-accrual loans representing 0.18% of total loans at March 31, 2016. There was no provision for loan losses recorded in 2016.

•
The net interest margin increased 34 basis points to 4.04% for the first quarter of 2016 from 3.70% when compared to the fourth quarter of 2015. Gains on payoffs of acquired loans had a positive impact on net interest margin in the first quarter of 2016.

•
Return on assets ("ROA") was 1.15% for the quarter ended March 31, 2016, compared to 0.98% last quarter and 1.00% for the first quarter last year. Return on equity ("ROE") was 10.38% for the quarter ended March 31, 2016, compared to 9.12% last quarter and 8.92% for the first quarter of 2015.

•
All capital ratios are above regulatory requirements for a well-capitalized institution. The total risk-based capital ratio for Bancorp was 13.9% at March 31, 2016 compared to 13.4% at December 31, 2015.

Net interest income totaled $18.6 million in the first quarter of 2016, compared to $17.2 million in the prior quarter and $16.6 million in the same quarter a year ago. The tax-equivalent net interest margin was 4.04%, 3.70% and 4.00%, for those respective periods. The increase in tax-equivalent net interest margin from the prior quarter includes 10 basis points related to a shift in the mix of interest-earning assets from lower yielding interest-bearing cash and investment securities to higher yielding loans.  Another 21 basis points came from purchased credit-impaired loan payoffs and market value adjustments on interest rate swaps.

Non-interest income in the first quarter of 2016 totaled $2.2 million, compared to $2.1 million in the prior quarter and $2.2 million in the same quarter a year ago. The increase compared to the prior quarter relates to a $110 thousand gain on the sale of four government agency debentures.

Non-interest expense totaled $12.0 million in the first quarter of 2016, compared to $11.1 million in the prior quarter and $11.8 million in the same quarter a year ago. Non-interest expense was higher than the prior quarter and the first quarter of 2015 due to no provision for losses on off-balance sheet commitments in the first quarter of 2016, compared to reversals of $277 thousand last quarter and $201 thousand in the same quarter of last year. The first quarter of 2016 non-interest expense was higher than the prior quarter also due to higher employer matching contributions to the 401(k) benefit plan , a decline in deferred loan origination costs related to the lower level of loan originations and a reversal of accrued incentive bonus in December 2015. Our efficiency ratio (the ratio of non-interest expense divided by the sum of net interest income and non-interest income) was 57.74%, 57.57% and 63.07% for the quarters ended March 31, 2016, December 31, 2015 and March 31, 2015, respectively.

Assets totaled $1,943.6 million at March 31, 2016, a decrease of $87.5 million, or 4.3% from $2,031.1 million at December 31, 2015. Refer to the Financial Condition Summary section for further discussion on the change in total assets.

The investment securities portfolio totaled $399.5 million at March 31, 2016, a decline of $87.9 million from December 31, 2015. In addition to paydowns and maturities in the portfolio, $54.9 million in securities were sold in 2016 at gains totaling $110 thousand.

Loans totaled $1,441.8 million at March 31, 2016, a decrease of $9.4 million from $1,451.2 million at December 31, 2015. Loan originations of approximately $29 million were distributed across our markets. Investor commercial real

Page-31

estate and commercial and industrial, including related owner-occupied commercial real estate, accounted for the majority of the new loan volume in the first three months of 2016. Payoffs of approximately $37 million offset the new loan volume, and combined with utilization of lines of credit and amortization on existing loans resulted in the decrease in loan balances since December 31, 2015.

Credit quality remains strong with non-accrual loans totaling $2.7 million at March 31, 2016, compared to $2.2 million at December 31, 2015, and representing 0.18% of total loans compared to 0.15% at year end. Classified loans totaled $22.3 million at March 31, 2016, unchanged from December 31, 2015. Accruing loans past due 30 to 89 days totaled $584 thousand at March 31, 2016, compared to $2.1 million at December 31, 2015.

There was no provision for loan losses recorded in the first quarter of 2016 as the existing level of loan loss reserve did not warrant a provision, consistent with the same quarter a year ago. A provision for loan losses of $500 thousand was recorded in the prior quarter primarily due to the significant loan growth in the fourth quarter. The ratio of allowance for loan losses to total loans increased to 1.04% at March 31, 2016, compared to 1.03% at December 31, 2015.

Deposits totaled $1,681.3 million at March 31, 2016, compared to $1,728.2 million at December 31, 2015. The $46.9 million decline was due to normal business activity for new and existing commercial customers and the nature of their businesses. Non-interest bearing deposits totaled $758.9 million, or 45.1% of total deposits at March 31, 2016, compared to 44.6% at December 31, 2015. Overnight borrowings also declined $47.7 million.

The total risk-based capital ratio for Bancorp was 13.9% at March 31, 2016, compared to 13.4% at December 31, 2015. The common equity tier one ratio, a regulatory ratio under Basel III (Basel Committee on Bank Supervision guidelines for determining regulatory capital), was 12.7% at March 31, 2016, compared to 12.2% at December 31, 2015. As reported in the Capital Adequacy section of this document, all four of our capital ratios are adequately capitalized under the Basel III requirements that took effect January 1, 2015.

In 2016, we will continue to focus on relationship banking:

•	We have ample liquidity and capital to support both organic growth and acquisitions in the coming quarters.

•	Acquisitions remain a component of our strategic plan. The Bay Area is an economically attractive area and we intend to expand our footprint through organic growth and strategic acquisitions.

•	Credit quality and expense control remain key priorities.

•	Our net interest margin in 2016 may compress if current market interest rates do not increase.

•	We cannot predict the timing of early payoffs of acquired loans and their effect on our future net interest margin.

Critical Accounting Policies and Estimates

Critical accounting policies are those that are both very important to the portrayal of our financial condition and results of operations and require Management's most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and imprecise.

Management believes that the following four accounting policies would be considered critical: Allowance for Loan Losses, Other-than-temporary Impairment of Investment Securities, Accounting for Income Taxes, and Fair Value Measurements. Except for the Allowance for Loan Losses, as described below, there have been no material changes to our critical accounting policies, which are described in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 1 to the Consolidated Financial Statements included in our 2015 Form 10-K filed with the SEC on March 11, 2016.

Allowance for Loan Losses

Allowance for Loan Losses is based upon estimates of loan losses and is maintained at a level considered adequate to provide for probable losses inherent in the loan portfolio. The allowance is increased by provisions for loan losses charged against earnings and reduced by charge-offs, net of recoveries.

Page-32

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

The overall allowance consists of 1) specific allowances for individually identified impaired loans ("ASC 310-10") and 2) general allowances for pools of loans ("ASC 450-20"), which incorporate quantitative (e.g., loan loss rates) and qualitative risk factors (e.g., portfolio growth and trends, credit concentrations, economic and regulatory factors, etc.).

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

Specific allowances may also be established on acquired loans. We apply judgment to develop our estimate of cash flows expected to be collected on purchased credit impaired ("PCI") loans, given the current economic environment, changes in collateral values, loan workout plans, changing probability of default, loss severities and prepayments. If we have probable decreases in cash flows expected to be collected on PCI loans, specific allowances are established to account for credit deterioration subsequent to acquisition. Subsequent to acquisition, if the probable and estimable losses for non-credit-impaired purchased loans exceed the amount of the remaining unaccreted discount, the excess is also established as an allowance for loan losses.

The second component is an estimate of the probable inherent losses in each loan pool with similar characteristics. This analysis encompasses the entire loan portfolio, excluding individually identified impaired loans and acquired loans whose purchase discount has not been fully accreted. Under our allowance model, loans are evaluated on a pool basis by Federal regulatory reporting codes ("CALL codes" or "segments"), which are further delineated by assigned credit risk ratings, as described in Note 5 to the Consolidated Financial Statements of this Form 10-Q. Segments include the following:

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

The model determines general allowances by loan segment based on quantitative (loss history) and qualitative risk factors. Qualitative internal and external risk factors include, but are not limited to, the following:

•	Changes in the nature and volume of the loan portfolio.

Page-33

•	Changes in the volume and severity of past due loans, the volume of non-accruals loans, and the volume and severity of adversely classified or graded loans.

•	The existence and effect of any credit concentrations (when the credit segment exceeds a certain percentage of our capital), and changes in the levels of such concentrations.

•	Changes in lending policies and procedures, including changes in underwriting standards and collection, charge-off, and recovery practices not considered elsewhere.

•	Changes in the experience, ability, and depth of lending management and other relevant staff.

•	Changes in the quality of our systematic loan review processes.

•	Changes in economic and business conditions, and developments that affect the collectability of the portfolio.

•	Changes in the value of underlying collateral, where applicable.

•	The effect of other external factors such as legal and regulatory requirements on the level of estimated credit losses in the portfolio.

•	The effect of acquisitions of other loan portfolios on our infrastructure, including risk associated with entering new geographic areas as a result of such acquisitions.

•	The presence of specialized lending segments in the portfolio.

Beginning with the quarter ended March 31, 2016, Management enhanced its methodology for determining the quantitative and qualitative risk factors assigned to unimpaired loans in order to capture historical loss information at the loan level, track loss migration through risk grade deterioration, increase efficiencies related to performing the calculations, and refine how we incorporate environmental and other unique risk elements into our estimation of credit losses. The changes in methodology did not result in a material difference in general allowances. Prior to March 31, 2016, under the Bank's allowance model, each segment was assigned a quantitative loss factor that was primarily based on a rolling twenty-quarter look-back at our historical losses for that particular segment, as well as a number of other assumptions. As of March 31, 2016, the quantitative risk factor for each segment utilizes historical loss or migration analysis loss methods based on loss history that ranges from March 2010 to the most recent reporting period.

Under the historical loss method, quarterly loss rates are calculated for each segment by dividing annualized net charge-offs during each quarter by the quarter's average segment balances. The quarterly loss rates are averaged over the entire loss history period. Under the migration analysis method, loss rates are calculated at the risk grade and segment levels by dividing the net charge-off amount by each of the five preceding March 31 balances for the corresponding risk grade and segment where the charged-off loan in question was present. Migration loss rates are averaged for each risk grade and segment for the five migration periods. For each segment, the larger of the migration loss reserves or segment historical loss reserves is applied to the current loan balance. Qualitative factors are combined with these quantitative factors to arrive at the overall general allowances.

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

Other-than-temporary Impairment of Investment Securities: For additional information regarding how we evaluate our investment securities for other-than-temporary impairment, see Note 4, Investment Securities in Item 1 - Financial Statements of this Form 10-Q.

Accounting for Income Taxes: For additional information regarding our accounting for income taxes, see the Provision for Income Taxes section of Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-Q.

Fair Value Measurements: For additional information on our fair value measurements, valuation methodologies, and significant assumptions used, see Note 3, Fair Value of Assets and Liabilities in Item 1- Financial Statements of this Form 10-Q.

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

Page-35

Average Statements of Condition and Analysis of Net Interest Income

	Three months ended			Three months ended
	March 31, 2016			March 31, 2015
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Interest-bearing due from banks [1]	$8,996	$11	0.48%	$38,295	$21	0.22%
Investment securities [2,3]	428,055	2,264	2.12%	311,978	1,927	2.47%
Loans [1,3,4]	1,442,601	17,456	4.79%	1,351,791	15,675	4.64%
Total interest-earning assets [1]	1,879,652	19,731	4.15%	1,702,064	17,623	4.14%
Cash and non-interest-bearing due from banks	29,823			41,073
Bank premises and equipment, net	9,143			9,839
Interest receivable and other assets, net	58,195			58,132
Total assets	$1,976,813			$1,811,108
Liabilities and Stockholders' Equity
Interest-bearing transaction accounts	$100,990	$27	0.11%	$92,376	$30	0.13%
Savings accounts	142,499	14	0.04%	133,877	12	0.04%
Money market accounts	528,984	111	0.08%	486,830	127	0.11%
Time accounts	160,943	196	0.50%	154,118	231	0.59%
Overnight borrowings[1]	20,567	22	0.42%	397	—	—%
FHLB borrowing and overnight borrowings [1]	15,000	78	2.07%	15,000	78	2.07%
Subordinated debenture [1]	5,418	109	7.96%	5,207	104	7.99%
Total interest-bearing liabilities	974,401	557	0.23%	887,805	582	0.27%
Demand accounts	767,579			705,024
Interest payable and other liabilities	15,980			15,594
Stockholders' equity	218,853			202,685
Total liabilities & stockholders' equity	$1,976,813			$1,811,108
Tax-equivalent net interest income/margin [1]		$19,174	4.04%		$17,041	4.00%
Reported net interest income/margin [1]		$18,638	3.92%		$16,598	3.90%
Tax-equivalent net interest rate spread			3.92%			3.88%

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

First Quarter of 2016 Compared to First Quarter of 2015

The tax-equivalent net interest margin was 4.04% in the first quarter of 2016, compared to 4.00% in the same quarter a year ago.  The increase of four basis points relates to higher gains on the payoff of PCI loans of 15 basis points as seen in the table below and market value adjustments on interest rate swaps. This positive impact is partially offset by lower yields on investment securities and new loans resulting from the continued low interest rate environment. The net interest spread also increased four basis points over the same period for the same reasons.

The yield on average interest-earning assets increased one basis point in the first quarter of 2016 compared to the first quarter of 2015 due to the reasons listed above. Average loans as a percentage of average interest-earning assets were 76.7% and 79.4% at March 31, 2016 and 2015, respectively. Total average interest-earning assets increased $177.6 million, or 10.4%, in the first quarter of 2016, compared to the first quarter of 2015, due to an increase

Page-36

in average securities of $116.1 million and average loans of $90.8 million, partially offset by a decrease of $29.3 million in average interest-bearing due from banks.

Market interest rates are, in part, based on the target federal funds interest rate (the interest rate banks charge each other for short-term borrowings) implemented by the Federal Reserve Open Market Committee ("FOMC"). In December 2015, the FOMC raised the target federal funds rate by 25 basis points to a range of 0.25% to 0.50% from the historic low of 0.00% to 0.25% that had not changed during the previous seven years. The prolonged low interest rate environment has resulted in downward pricing pressure on our interest-earning assets. We have experienced significant net interest margin compression over the last several years, despite the increase in the first quarter, and our net interest margin in 2016 may continue to compress if the current market interest rates do not increase.

Early payoffs or prepayments of our acquired loans with significant unamortized purchase discount/premium could result in volatility in our net interest margin and cannot be predicted. As our acquired loans continue to pay off, we expect the accretion on acquired loans to continue to decline. Accretion and gains on payoffs of purchased loans recorded to interest income were as follows:

	Three months ended
	March 31, 2016		March 31, 2015
(dollars in thousands)	Dollar Amount	Basis point impact to net interest margin	Dollar Amount	Basis point impact to net interest margin
Accretion on PCI loans	$98	2 bps	$119	3 bps
Accretion on non-PCI loans	$330	7 bps	$371	9 bps
Gains on pay-offs of PCI loans	$740	16 bps	$43	1 bps

Provision for Loan Losses

Management assesses the adequacy of the allowance for loan losses on a quarterly basis based on several factors including growth of the loan portfolio, analysis of probable losses in the portfolio, historical loss experience and the current economic climate.  Actual losses on loans are charged against the allowance, and the allowance is increased by loss recoveries and provisions for loan losses charged to expense.  For further discussion, see the section captioned “Critical Accounting Policies.”

There was no provision for loan losses recorded in the first quarter of 2016, consistent with the same quarter a year ago, as the existing level of loan loss reserve did not warrant a provision. Net recoveries in the first quarter of 2016 totaled $29 thousand, compared to $57 thousand in the same quarter a year ago.

The allowance for loan losses totaled 1.04% of loans at March 31, 2016, compared to 1.03% at December 31, 2015. Non-accrual loans totaled $2.7 million, or 0.18% of Bancorp's loan portfolio at March 31, 2016, compared to $2.2 million, or 0.15% at December 31, 2015.

Impaired loan balances totaled $22.3 million at March 31, 2016, compared to $21.2 million at December 31, 2015, with specific valuation allowances of $1.6 million and $1.2 million for the same respective dates. The increase in both impaired loan balances and the related specific valuation allowance primarily relates to the addition of a performing commercial real estate loan modified in a Troubled Debt Restructuring (“TDR”) and a home equity loan transfered to non-accrual status. Classified loans, which have risk grades of "substandard" or "doubtful", totaled $22.3 million at both March 31, 2016 and December 31, 2015.

Non-interest Income

The table below details the components of non-interest income.

Page-37

	Three months ended		Amount	Percent
(dollars in thousands)	March 31, 2016	March 31, 2015	Increase (Decrease)	Increase (Decrease)
Service charges on deposit accounts	$456	$525	$(69)	(13.1)%
Wealth Management and Trust Services	566	638	(72)	(11.3)%
Debit card interchange fees	338	347	(9)	(2.6)%
Merchant interchange fees	113	130	(17)	(13.1)%
Earnings on bank-owned life insurance	201	203	(2)	(1.0)%
Dividends on FHLB stock	169	148	21	14.2%
Gains on investment securities, net	110	8	102	NM
Other income	210	190	20	10.5%
Total non-interest income	$2,163	$2,189	$(26)	(1.2)%

NM - Not Meaningful

Non-interest income decreased $26 thousand from the first quarter of 2015 to $2.2 million. The slight decrease is due to lower wealth management and trust services income due to higher corporate trustee fees received in the first quarter of 2015 and lower service charges on deposit accounts. These decreases were partially offset by the $110 thousand gain on the sale of four available-for-sale securities in the first quarter of 2016.

Non-interest Expense

The table below details the components of non-interest expense.

	Three months ended		Amount	Percent
(dollars in thousands)	March 31, 2016	March 31, 2015	Increase (Decrease)	Increase (Decrease)
Salaries and related benefits	$6,748	$6,790	$(42)	(0.6)%
Occupancy and equipment	1,281	1,342	(61)	(4.5)%
Depreciation and amortization	453	421	32	7.6%
Federal Deposit Insurance Corporation insurance	261	236	25	10.6%
Data processing	856	786	70	8.9%
Professional services	498	564	(66)	(11.7)%
Directors' expense	189	191	(2)	(1.0)%
Information technology	193	152	41	27.0%
Reversal of losses on off-balance sheet commitments	—	(201)	201	NM
Other non-interest expense
Advertising	103	76	27	35.5%
Other expense	1,428	1,491	(63)	(4.2)%
Total other non-interest expense	1,531	1,567	(36)	(2.3)%
Total non-interest expense	$12,010	$11,848	$162	1.4%

NM - Not Meaningful

Non-interest expense increased $162 thousand to $12.0 million in the first quarter of 2016 compared to $11.8 million in the first quarter of 2015. The increase was primarily due to a reduction in the off-balance sheet reserve in the first quarter of 2015.

Page-38

Provision for Income Taxes

The provision for income taxes for the first quarter of 2016 totaled $3.1 million at an effective tax rate of 35.8%, compared to $2.5 million at an effective tax rate of 35.8% in the same quarter last year. These provisions reflect accruals for taxes at the applicable rates for federal income tax and California franchise tax based upon reported pre-tax income, and adjusted for the effects of all permanent differences between income for tax and financial reporting purposes (such as earnings on qualified municipal securities, BOLI, and certain tax-exempt loans). We forecast annual pre-tax income and these permanent differences to project our effective tax rates. As a result, there are fluctuations in the effective rate from period to period based on the relationship of net permanent differences to income before tax.

We file a consolidated return in the U.S. Federal tax jurisdiction and a combined return in the State of California tax jurisdiction. There were no ongoing federal or state income tax examinations at the issuance of this report. At March 31, 2016, neither the Bank nor Bancorp had accruals for interest and penalties related to unrecognized tax benefits.

FINANCIAL CONDITION SUMMARY

At March 31, 2016, assets totaled $1,943.6 million, a decrease of $87.5 million when compared to $2,031.1 million at December 31, 2015, primarily due to a decrease in investment securities of $87.9 million with corresponding reductions in overnight borrowings and deposits totaling $46.9 million and $47.7 million, respectively. New loan volume of approximately $29 million in the first quarter of 2016 was offset by pay-offs of approximately $37 million, and combined with scheduled payments and advances on existing loan commitments, produced a net decrease of $9.4 million from December 31, 2015. We believe our loan and deposit pipelines are presently robust, reflecting growth prospects in all of our markets. We have rebuilt our loan pipeline which is at its highest level since the end of the year after we funded $114 million in loans during the fourth quarter.

Investment Securities

Investment securities in our portfolio that may be backed by mortgages having sub-prime or Alt-A features (certain privately issued CMOs) represent 0.2% of our total investment portfolio at both March 31, 2016 and December 31, 2015.

We sold four available-for-sale securities in 2016 at net gains of $110 thousand with total proceeds of $55.0 million to pay down our overnight borrowings.

The table below summarizes our investment in obligations of state and political subdivisions at March 31, 2016 and December 31, 2015.

	March 31, 2016			December 31, 2015
(dollars in thousands)	Amortized Cost	Fair Value	% of Total State and Political Subdivisions	Amortized Cost	Fair Value	% of Total State and Political Subdivisions
Within California:
General obligation bonds	$18,566	$18,842	18.8%	$18,642	$18,830	18.6%
Revenue bonds	15,360	15,770	15.6	15,453	15,767	15.5
Tax allocation bonds	5,386	5,586	5.5	5,411	5,603	5.4
Total in California	39,312	40,198	39.9	39,506	40,200	39.5
Outside California:
General obligation bonds	50,809	52,131	51.4	51,920	52,990	51.9
Revenue bonds	8,545	8,624	8.7	8,603	8,629	8.6
Total outside California	59,354	60,755	60.1	60,523	61,619	60.5
Total obligations of state and political subdivisions	$98,666	$100,953	100.0%	$100,029	$101,819	100.0%

The portion of the portfolio outside the state of California is distributed among nineteen states. The largest concentrations are in Washington (8.3%), Minnesota (7.1%), and Texas (6.4%). Revenue bonds, both within and

Page-39

outside California, primarily consisted of bonds relating to essential services (such as public improvements and utilities) and school district bonds.

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

Loans

New loan originations were strong at approximately $29 million in the first three months of 2016. Investor commercial real estate and commercial and industrial, including related owner-occupied commercial real estate, accounted for the majority of the new loan volume for the first quarter. Loan originations were offset by pay-offs of approximately $37 million. One $13 million investor commercial real estate loan accounted for approximately 36% of quarter one pay-offs. The Bank chose not to match a competitor's highly aggressive loan terms as they were not consistent with our credit policy.

Our residential loan portfolio does not include sub-prime loans, nor is it our practice to underwrite loans commonly referred to as "Alt-A mortgages," the characteristics of which are loans lacking full documentation, borrowers having low FICO scores, or collateral compositions reflecting high loan-to-value ratios. Refer to Note 5 for the composition of outstanding loans by class.

Liabilities

During the first three months of 2016, total liabilities decreased $94.7 million to $1,722.0 million. At March 31, 2016, deposits totaled $1,681.3 million, a decrease of $46.9 million from December 31, 2015. Fluctuation in deposits was due to normal business activity for new and existing commercial customers and the nature of their businesses. Overnight borrowings decreased by $47.7 million from December 31, 2015, primarily due to reductions in the investment portfolio mentioned previously.

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

Page-40

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

To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, Tier 1 leverage, and common equity Tier 1 ratios as set forth in the second table below. The most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action as of September 30, 2015. There are no conditions or events since that notification that Management believes have changed the Bank’s categories, and we expect the Bank to remain well capitalized for prompt corrective action purposes.

The Bancorp’s and Bank’s capital adequacy ratios as of March 31, 2016 and December 31, 2015 are presented in the following tables. Bancorp's Tier 1 capital includes the subordinated debentures, which are not included at the Bank level. We continued to build capital in 2016 through the accumulation of net income.

Capital Ratios for Bancorp (dollars in thousands)	Actual Ratio		Adequately Capitalized Threshold[1]
March 31, 2016	Amount	Ratio	Amount	Ratio
Total Capital (to risk-weighted assets)	$232,569	13.92%	≥ $144,147	≥ 8.625%
Tier 1 Capital (to risk-weighted assets)	$216,792	12.97%	≥ $110,721	≥ 6.625%
Tier 1 Capital (to average assets)	$216,792	11.03%	≥ $ 78,623	≥ 4.00%
Common Equity Tier 1 (to risk-weighted assets)	$211,745	12.67%	≥ $ 85,652	≥ 5.125%
December 31, 2015
Total Capital (to risk-weighted assets)	$227,269	13.37%	≥ $135,996	≥ 8.00%
Tier 1 Capital (to risk-weighted assets)	$211,521	12.44%	≥ $101,997	≥ 6.00%
Tier 1 Capital (to average assets)	$211,521	10.67%	≥ $ 79,296	≥ 4.00%
Common Equity Tier 1 (to risk-weighted assets)	$206,724	12.16%	≥ $ 76,498	≥ 4.50%

1 The 2016 adequately capitalized threshold includes the capital conservation buffer that was effective January 1, 2016. These ratios are not reflected on a fully phased-in basis, which will occur in January 2019.

Page-41

Capital Ratios for the Bank (dollars in thousands)	Actual Ratio		Adequately Capitalized Threshold[1]		Ratio to be Well Capitalized under Prompt Corrective Action Provisions
March 31, 2016	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk-weighted assets)	$226,787	13.57%	≥ $144,110	≥ 8.625%	≥ $167,084	≥10.00%
Tier 1 Capital (to risk-weighted assets)	$211,010	12.63%	≥ $110,693	≥ 6.625%	≥ $133,667	≥ 8.00%
Tier 1 Capital (to average assets)	$211,010	10.74%	≥ $ 78,607	≥ 4.00%	≥ $ 98,259	≥ 5.00%
Common Equity Tier 1 (to risk-weighted assets)	$211,010	12.63%	≥ $ 85,631	≥ 5.125%	≥ $108,605	≥ 6.50%
December 31, 2015
Total Capital (to risk-weighted assets)	$222,830	13.11%	≥ $135,968	≥ 8.00%	≥ $169,960	≥10.00%
Tier 1 Capital (to risk-weighted assets)	$207,082	12.18%	≥ $101,976	≥ 6.00%	≥ $135,968	≥ 8.00%
Tier 1 Capital (to average assets)	$207,082	10.45%	≥ $ 79,268	≥ 4.00%	≥ $ 99,085	≥ 5.00%
Common Equity Tier 1 (to risk-weighted assets)	$207,082	12.18%	≥ $ 76,482	≥ 4.50%	≥ $110,474	≥ 6.50%

1 The 2016 adequately capitalized threshold includes the capital conservation buffer that was effective January 1, 2016. These ratios are not reflected on a fully phased-in basis, which will occur in January 2019.

Liquidity

The goal of liquidity management is to provide adequate funds to meet loan demand and fund operating activities and deposit withdrawals. We accomplish this goal by maintaining an appropriate level of liquid assets and formal lines of credit with the FHLB, FRBSF and correspondent banks that enable us to borrow funds as needed. Our ALCO, which is comprised of certain directors of the Bank, is responsible for approving and monitoring our liquidity targets and strategies. ALCO has adopted a contingency funding plan that provides early detection of a potential shortfall in liquidity below internal requirements and institutes prompt responses that may prevent or alleviate a potential liquidity crisis.

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

Management monitors our liquidity position daily. Our liquid assets totaled $303.6 million at March 31, 2016 which included unencumbered available-for-sale securities (after applying valuation haircut) and cash. We attract and retain new deposits, which depends upon the variety and effectiveness of our customer account products, service and convenience, and rates paid to customers, as well as our financial strength. Any long-term decline in retail deposit funding would adversely affect our liquidity. We had an influx of deposits from several large commercial depositors in late 2015 that were withdrawn in early 2016 due to their business operation models. As a result, our liquid assets declined $71.4 million from December 31, 2015 to March 31, 2016. Management regularly adjusts our investments in liquid assets based upon our assessment of expected loan demand and payoff activities, expected deposit flows, desired mix and yields on interest-earning assets, and the objectives of our asset/liability management program. In addition, we have secured borrowing capacity through the FHLB and FRBSF that can be drawn upon. Management anticipates our current strong liquidity position and core deposit base will provide adequate liquidity to fund our operations.

As presented in the accompanying unaudited consolidated statements of cash flows, the sources of liquidity vary between periods. Our cash and cash equivalents at March 31, 2016 totaled $39.8 million, a increase of $13.4 million from December 31, 2015. The primary sources of funds during the first three months of 2016 included $90.1 million in proceeds from sales, pay-downs and maturities of investment securities, net of purchases, $10.8 million in loan principal collections (net of loan originations), and $7.6 million net cash provided by operating activities. The primary uses of liquidity during the first quarter of 2016 was repayment of $47.7 million in borrowings and a decline in net deposits of $46.9 million.

In addition to cash and cash equivalents, we have substantial additional borrowing capacity as discussed in Note 6 to the consolidated financial statements.

Page-42

Undisbursed credit commitments, as discussed in Note 8 to the consolidated financial statements, totaled $391.0 million at March 31, 2016. These commitments, to the extent used, are expected to be funded primarily through the repayment of existing loans, deposit growth and liquid assets. Over the next twelve months, $117.7 million of time deposits will mature. We expect these funds to be replaced with new deposits. Our emphasis on local deposits combined with our well capitalized equity position, provides a very stable funding base.

Since Bancorp is a holding company and does not conduct regular banking operations, its primary sources of liquidity are dividends from the Bank. Under the California Financial Code, payment of a dividend from the Bank to Bancorp without advance regulatory approval is restricted to the lesser of the Bank’s retained earnings or the amount of the Bank’s undistributed net profits from the previous three fiscal years. The primary uses of funds for Bancorp are shareholder dividends and ordinary operating expenses.  Bancorp held $5.3 million of cash at March 31, 2016. Bancorp obtained dividend distributions from the Bank in the amount of $3.0 million in January 2016. Cash on hand is deemed sufficient to cover Bancorp's operational needs and cash dividends to shareholders through the end of 2016. Management anticipates that there will be sufficient earnings at the Bank to provide dividends to Bancorp to meet its funding requirements for the foreseeable future.

Page-43

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

Exposure to interest rate risk is reviewed at least quarterly by ALCO and the Board of Directors. Simulation models are used to measure interest rate risk and to evaluate strategies to improve profitability. A simplified statement of condition is prepared on a quarterly basis as a starting point, using instrument level data of our actual loans, investments, borrowings and deposits as inputs. If potential changes to net equity value and net interest income resulting from hypothetical interest rate changes are not within the limits established by the Board of Directors, Management may adjust the asset and liability mix to bring the risk position within approved limits.

In December 2015, the FOMC raised the target federal funds rate by 25 basis points to a range of 0.25% to 0.50%, from the historic low of 0.00% to 0.25%, which had been maintained since December 2008. The Bank currently has low interest rate risk. Net interest margin is expected to increase after interest rates go up, but there may be a lag between repricing of certain floating rate loans at their floors and increases in rates.

Based on our most recent simulation, net interest income is projected to decrease by approximately 1% in year one given an immediate 200 basis point increase in interest rates and increase by approximately 5% in year two. The interest rate risk is within policy guidelines established by ALCO and the Board of Directors.

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

Page-44

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

We are responsible for our proportionate share of certain litigation indemnifications provided to Visa U.S.A. by its member banks in connection with lawsuits related to anti-trust charges and interchange fees. For further details, see Note 13 to the Consolidated Financial Statements in Item 8 of our 2015 Form 10-K and Note 8 to the Consolidated Financial Statements in this Form 10-Q herein.

ITEM 1A      Risk Factors

There have been no material changes from the risk factors previously disclosed in our 2015 Form 10-K. Refer to “Risk Factors” in Item 1A of our 2015 Form 10-K, pages 11 through 20.

ITEM 2       Unregistered Sales of Equity Securities and Use of Proceeds

We did not have any unregistered sales or repurchases of our equity securities during the three months ended March 31, 2016.

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

Bank of Marin Bancorp
(registrant)

May 9, 2016	/s/ Russell A. Colombo
Date	Russell A. Colombo
President &
Chief Executive Officer
(Principal Executive Officer)

May 9, 2016	/s/ Tani Girton
Date	Tani Girton
Executive Vice President &
Chief Financial Officer
(Principal Financial Officer)

May 9, 2016	/s/ Cecilia Situ
Date	Cecilia Situ
First Vice President &
Manager of Finance & Treasury
(Principal Accounting Officer)

Page-48