Form 10-Q
period 2016-06-30
Bank of Marin Bancorp
filed 2016-08-05
CIK 1403475

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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
Yes   ☐     No  ☒

As of July 31, 2016, there were 6,122,987 shares of common stock outstanding.

Page-2

PART I       FINANCIAL INFORMATION

ITEM 1.  Financial Statements

BANK OF MARIN BANCORP CONSOLIDATED STATEMENTS OF CONDITION at June 30, 2016 and December 31, 2015

(in thousands, except share data; unaudited)	June 30, 2016	December 31, 2015
Assets
Cash and due from banks	$55,438	$26,343
Investment securities
Held-to-maturity, at amortized cost	58,491	69,637
Available-for-sale, at fair value	323,361	417,787
Total investment securities	381,852	487,424
Loans, net of allowance for loan losses of $15,087 and $14,999 at June 30, 2016 and December 31, 2015, respectively	1,433,312	1,436,229
Bank premises and equipment, net	8,650	9,305
Goodwill	6,436	6,436
Core deposit intangible	2,846	3,113
Interest receivable and other assets	61,918	62,284
Total assets	$1,950,452	$2,031,134

Liabilities and Stockholders' Equity
Liabilities
Deposits
Non-interest-bearing	$804,447	$770,087
Interest-bearing
Transaction accounts	88,365	114,277
Savings accounts	149,745	141,316
Money market accounts	502,476	541,089
Time accounts	160,582	161,457
Total deposits	1,705,615	1,728,226
Federal Home Loan Bank ("FHLB") and other borrowings	—	67,000
Subordinated debentures	5,493	5,395
Interest payable and other liabilities	12,892	16,040
Total liabilities	1,724,000	1,816,661

Stockholders' Equity
Preferred stock, no par value Authorized - 5,000,000 shares, none issued	—	—
Common stock, no par value Authorized - 15,000,000 shares; Issued and outstanding - 6,120,684 and 6,068,543 at June 30, 2016 and December 31, 2015, respectively	86,569	84,727
Retained earnings	136,992	129,553
Accumulated other comprehensive income, net	2,891	193
Total stockholders' equity	226,452	214,473
Total liabilities and stockholders' equity	$1,950,452	$2,031,134

The accompanying notes are an integral part of these consolidated financial statements (unaudited).

Page-3

BANK OF MARIN BANCORP CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three months ended		Six months ended
(in thousands, except per share amounts; unaudited)	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Interest income
Interest and fees on loans	$16,097	$15,287	$33,238	$30,666
Interest on investment securities
Securities of U.S. government agencies	1,191	990	2,543	2,025
Obligations of state and political subdivisions	588	511	1,174	1,051
Corporate debt securities and other	77	179	182	384
Interest on Federal funds sold and short-term investments	40	51	51	72
Total interest income	17,993	17,018	37,188	34,198
Interest expense
Interest on interest-bearing transaction accounts	28	30	55	60
Interest on savings accounts	14	13	28	25
Interest on money market accounts	107	123	218	250
Interest on time accounts	193	215	389	437
Interest on FHLB and other borrowings	378	78	478	156
Interest on subordinated debentures	107	105	216	209
Total interest expense	827	564	1,384	1,137
Net interest income	17,166	16,454	35,804	33,061
Provision for loan losses	—	—	—	—
Net interest income after provision for loan losses	17,166	16,454	35,804	33,061
Non-interest income
Service charges on deposit accounts	441	504	897	1,029
Wealth Management and Trust Services	527	603	1,093	1,241
Debit card interchange fees	381	368	719	715
Merchant interchange fees	128	129	241	259
Earnings on bank-owned life insurance	209	203	410	406
Dividends on FHLB stock	185	461	354	608
Gains on investment securities, net	284	—	394	8
Other income	266	340	476	531
Total non-interest income	2,421	2,608	4,584	4,797
Non-interest expense
Salaries and related benefits	6,724	6,672	13,472	13,462
Occupancy and equipment	1,175	1,493	2,456	2,835
Depreciation and amortization	441	650	894	1,071
Federal Deposit Insurance Corporation insurance	246	253	507	489
Data processing	916	792	1,772	1,578
Professional services	554	515	1,052	1,079
Directors' expense	116	247	305	438
Information technology	165	216	358	368
Provision for (reversal of) losses on off-balance sheet commitments	150	(109)	150	(310)
Other expense	1,530	1,590	3,061	3,166
Total non-interest expense	12,017	12,319	24,027	24,176
Income before provision for income taxes	7,570	6,743	16,361	13,682
Provision for income taxes	2,733	2,457	5,878	4,939
Net income	$4,837	$4,286	$10,483	$8,743
Net income per common share:
Basic	$0.80	$0.72	$1.73	$1.47
Diluted	$0.79	$0.71	$1.72	$1.44
Weighted average shares used to compute net income per common share:
Basic	6,078	5,945	6,063	5,933
Diluted	6,109	6,062	6,100	6,055
Dividends declared per common share	$0.25	$0.22	$0.50	$0.44
Comprehensive income:
Net income	$4,837	$4,286	$10,483	$8,743
Other comprehensive income
Change in net unrealized gain (loss) on available-for-sale securities	2,119	(1,803)	5,042	(486)
Reclassification adjustment for gain on available-for-sale securities included in net income	(284)	—	(394)	(8)
Net change in unrealized gain (loss) on available-for-sale securities, before tax	1,835	(1,803)	4,648	(494)
Deferred tax expense (benefit)	776	(691)	1,950	(137)
Other comprehensive income (loss), net of tax	1,059	(1,112)	2,698	(357)
Comprehensive income	$5,896	$3,174	$13,181	$8,386
The accompanying notes are an integral part of these consolidated financial statements (unaudited).

Page-4

BANK OF MARIN BANCORP CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
for the year ended December 31, 2015 and the six months ended June 30, 2016

(in thousands, except share data; unaudited)	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Taxes	Total
	Shares	Amount
Balance at December 31, 2014	5,939,482	$82,436	$116,502	$1,088	$200,026
Net income	—	—	18,441	—	18,441
Other comprehensive loss	—	—	—	(895)	(895)
Stock options exercised	37,071	1,139	—	—	1,139
Excess tax benefit - stock-based compensation	—	212	—	—	212
Stock issued under employee stock purchase plan	339	17	—	—	17
Restricted stock granted	15,970	—	—	—	—
Restricted stock forfeited / cancelled	(450)	—	—	—	—
Stock-based compensation - stock options	—	252	—	—	252
Stock-based compensation - restricted stock	—	384	—	—	384
Cash dividends paid on common stock	—	—	(5,390)	—	(5,390)
Stock purchased by directors under director stock plan	245	12	—	—	12
Stock issued in payment of director fees	5,295	275	—	—	275
Stock issued from exercise of warrants	70,591	—	—	—	—
Balance at December 31, 2015	6,068,543	$84,727	$129,553	$193	$214,473
Net income	—	—	10,483	—	10,483
Other comprehensive income	—	—	—	2,698	2,698
Stock options exercised	32,117	1,087	—	—	1,087
Excess tax benefit - stock-based compensation	—	113	—	—	113
Stock issued under employee stock purchase plan	294	13	—	—	13
Restricted stock granted	16,910	—	—	—	—
Stock-based compensation - stock options	—	181	—	—	181
Stock-based compensation - restricted stock	—	297	—	—	297
Cash dividends paid on common stock	—	—	(3,044)	—	(3,044)
Stock purchased by directors under director stock plan	260	14	—	—	14
Stock issued in payment of director fees	2,560	137	—	—	137
Balance at June 30, 2016	6,120,684	$86,569	$136,992	$2,891	$226,452

The accompanying notes are an integral part of these consolidated financial statements (unaudited).

Page-5

BANK OF MARIN BANCORP CONSOLIDATED STATEMENTS OF CASH FLOWS
for the six months ended June 30, 2016 and 2015

(in thousands; unaudited)	June 30, 2016	June 30, 2015
Cash Flows from Operating Activities:
Net income	$10,483	$8,743
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for (reversal of) losses on off-balance sheet commitments	150	(310)
Compensation expense via common stock for director fees	97	138
Stock-based compensation expense	478	308
Excess tax benefits from exercised or vesting of stock based-awards	(113)	(141)
Amortization of core deposit intangible	267	309
Amortization of investment security premiums, net of accretion of discounts	1,466	1,217
Accretion of discount on acquired loans	(832)	(1,076)
Accretion of discount on subordinated debentures	98	106
Net amortization of deferred loan origination costs/fees	43	(294)
Write-down of other real estate owned	13	40
Gain on sale of investment securities	(394)	(8)
Depreciation and amortization	894	1,071
Loss on disposal of premises and equipment	—	4
Earnings on bank-owned life insurance policies	(410)	(406)
Net change in operating assets and liabilities:
Interest receivable	676	109
Interest payable	(50)	(4)
Deferred rent and other rent-related expenses	(262)	86
Other assets	1,763	1,504
Other liabilities	(3,872)	(2,271)
Total adjustments	12	382
Net cash provided by operating activities	10,495	9,125
Cash Flows from Investing Activities:
Purchase of held-to-maturity securities	(2,424)	(2,375)
Purchase of available-for-sale securities	(19,916)	(76,708)
Proceeds from sale of available-for-sale securities	68,673	1,559
Purchase of bank owned life insurance policies	(1,864)	—
Proceeds from paydowns/maturity of held-to-maturity securities	13,243	23,723
Proceeds from paydowns/maturity of available-for-sale securities	49,576	20,814
Proceeds from the sale of loan	—	1,502
Loans originated and principal collected, net	4,996	22,818
Purchase of FHLB stock	(1,792)	(136)
Purchase of premises and equipment	(239)	(889)
Cash paid for low income housing tax credit investment	(225)	(434)
Net cash provided by (used in) investing activities	110,028	(10,126)
Cash Flows from Financing Activities:
Net (decrease) increase in deposits	(22,611)	78,864
Proceeds from stock options exercised	1,087	774
Proceeds from stock issued under employee and director stock purchase plans	27	8
Repayment of Federal Home Loan Bank borrowings	(67,000)	—
Cash dividends paid on common stock	(3,044)	(2,620)
Excess tax benefits from exercised or vesting of stock based-awards	113	141
Net cash (used in) provided by financing activities	(91,428)	77,167
Net increase in cash and cash equivalents	29,095	76,166
Cash and cash equivalents at beginning of period	26,343	41,367
Cash and cash equivalents at end of period	$55,438	$117,533
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,336	$1,035
Cash paid for income taxes	$7,095	$5,270
Supplemental disclosure of non-cash investing and financing activities:
Change in unrealized gain on available-for-sale securities	$4,648	$(494)
Subscription in low income housing tax credit investment	$—	$1,023
Stock issued in payment of director fees	$137	$138

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

The NorCal Community Bancorp Trusts I and II, respectively (the "Trusts") were formed for the sole purpose of issuing trust preferred securities. Bancorp is not considered the primary beneficiary of the Trusts (variable interest entities), therefore the Trusts are not consolidated in our consolidated financial statements, but rather the subordinated debentures are shown as a liability on our consolidated statements of condition (See Note 6, Borrowings). Bancorp's investment in the securities of the Trusts is accounted for under the equity method and is included in interest receivable and other assets on the consolidated statements of condition.

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

	Three months ended		Six months ended
(in thousands, except per share data)	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Weighted average basic shares outstanding	6,078	5,945	6,063	5,933
Potentially dilutive common shares related to:
Stock options	27	41	31	44
Unvested restricted stock awards	4	3	6	4
Warrant	—	73	—	74
Weighted average diluted shares outstanding	6,109	6,062	6,100	6,055
Net income	$4,837	$4,286	$10,483	$8,743
Basic EPS	$0.80	$0.72	$1.73	$1.47
Diluted EPS	$0.79	$0.71	$1.72	$1.44
Weighted average anti-dilutive shares not included in the calculation of diluted EPS	70	41	60	34

Page-7

Note 2: Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606). The ASU is a converged standard involving FASB and International Financial Reporting Standards that provides a single comprehensive revenue recognition model for all contracts with customers across transactions and industries. The core principal of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount and at a time that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Subsequent updates related to Revenue from Contracts with Customers (Topic 606) are as follows:

•
August 2015 ASU No. 2015-14 - Deferral of the Effective Date, institutes a one-year deferral of the effective date of this amendment to annual reporting periods beginning after December 15, 2017. Early application is permitted only as of annual periods beginning after December 15, 2016, including interim reporting periods within that reporting period.

•
March 2016 ASU No. 2016-08 - Principal versus Agent Considerations (Reporting Revenue Gross versus Net), clarifies the implementation guidance on principal versus agent considerations and on the use of indicators that assist an entity in determining whether it controls a specified good or service before it is transferred to the customer.

•
April 2016 ASU No. 2016-10 - Identifying Performance Obligations and Licensing, provides guidance in determining performance obligations in a contract with a customer and clarifies whether a promise to grant a license provides a right to access or the right to use intellectual property.

•
May 2016 ASU No. 2016-12 - Narrow Scope Improvements and Practical Expedients, gives further guidance on assessing collectability, presentation of sales taxes, noncash consideration, and completed contracts and contract modifications at transition.

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

ASU 2016-01 is effective for public business entities for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. This ASU will impact our financial statement disclosures, however, we do not expect it to have a material impact on our financial condition or results of operations.

Page-8

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This ASU replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses, requiring a financial asset measured at amortized cost basis to be presented at the net amount expected to be collected. Under the new guidance, an entity recognizes as an allowance its estimate of expected credit losses, which is likely to result in more timely recognition of such losses. In addition, the accounting for purchased credit impaired financial assets will make the allowance for credit losses more comparable between originated assets and purchased financial assets, as well as reduce complexity with the accounting for interest income. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We are currently evaluating the provisions of this ASU and will be monitoring developments and additional guidance to determine the timing of our adoption and the potential outcome the amendments will have on our financial condition and results of operations.

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

Page-9

Transfers between levels of the fair value hierarchy are recognized through our monthly and/or quarterly valuation process in the reporting period during which the event or circumstances that caused the transfer occurred.

The following table summarizes our assets and liabilities that were required to be recorded at fair value on a recurring basis.

(in thousands) Description of Financial Instruments	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2016
Securities available-for-sale:
Mortgage-backed securities and collateralized mortgage obligations issued by U.S. government-sponsored agencies	$167,407	$—	$166,750	$657
Debentures of government-sponsored agencies	83,758	—	83,758	—
Privately-issued collateralized mortgage obligations	768	—	768	—
Obligations of state and political subdivisions	66,452	—	66,452	—
Corporate bonds	4,976	—	4,976	—
Derivative financial liabilities (interest rate contracts)	2,721	—	2,721	—
December 31, 2015
Securities available-for-sale:
Mortgage-backed securities and collateralized mortgage obligations issued by U.S. government-sponsored agencies	$190,093	$—	$188,381	$1,712
Debentures of government-sponsored agencies	160,892	—	160,892	—
Privately-issued collateralized mortgage obligations	4,150	—	4,150	—
Obligations of state and political subdivisions	57,673	—	57,673	—
Corporate bonds	4,979	—	4,979	—
Derivative financial assets (interest rate contracts)	3	—	3	—
Derivative financial liabilities (interest rate contracts)	1,658	—	1,658	—

Securities available-for-sale are recorded at fair value on a recurring basis. When available, quoted market prices (Level 1) are used to determine the fair value of securities available-for-sale. If quoted market prices are not available, we obtain pricing information from a reputable third-party service provider, who may utilize valuation techniques that use current market-based or independently sourced parameters, such as bid/ask prices, dealer-quoted prices, interest rates, benchmark yield curves, prepayment speeds, probability of default, loss severity and credit spreads (Level 2).   Level 2 securities include obligations of state and political subdivisions, U.S. agencies or government sponsored agencies' debt securities, mortgage-backed securities, government agency-issued and privately-issued collateralized mortgage obligations. As of June 30, 2016 and December 31, 2015, there were no securities that were considered Level 1 securities. As of June 30, 2016, we had one available-for-sale security that was considered a Level 3 security. The security is a U.S. government agency obligation collateralized by a small number of business equipment loans guaranteed by the Small Business Administration ("SBA") program. This security is not actively traded and is owned only by a few investors. The significant unobservable data that is reflected in the fair value measurement include dealer quotes, projected prepayment speeds/average life and credit information, among other things. The decrease in fair value during 2016 was due to the payoff of one of the larger loans in the pool collateralizing the security. The unrealized gain on this SBA-guaranteed security decreased by $2 thousand in the same period recorded as part of other comprehensive income.

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

Page-10

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

The following table presents the carrying value of assets and liabilities measured at fair value on a non-recurring basis and that were held in the consolidated statements of condition at each respective period end, by level within the fair value hierarchy as of June 30, 2016 and December 31, 2015.

(in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2016
Impaired loans [1]	$171	$—	$—	$171
Other real estate owned	408	—	—	408
December 31, 2015
Impaired loans	$—	$—	$—	$—
Other real estate owned	421	—	—	421
1Represents collateral-dependent loan principal balances that had been generally written down to the values of the underlying collateral and reflected net of specific valuation allowances. At June 30, 2016, the $171 thousand carrying value of a consumer loan was net of a $5 thousand specific valuation allowance. The carrying value of loans fully charged-off, which includes unsecured lines of credit, overdrafts and all other loans, is zero.

When a loan is identified as impaired, it is reported at the lower of cost or fair value, measured based on the loan's observable market price (Level 1) or the current net realizable value of the underlying collateral securing the loan, if the loan is collateral dependent (Level 3).  Net realizable value of the underlying collateral is the fair value of the collateral less estimated selling costs and any prior liens. Appraisals, recent comparable sales, offers and listing prices are factored in when valuing the collateral. We review and verify the qualifications and licenses of the certified general appraisers used for appraising commercial properties or certified residential appraisers for residential properties. Real estate appraisals may utilize a combination of approaches including replacement cost, sales comparison and the income approach. Comparable sales and income data are analyzed by the appraisers and adjusted to reflect differences between them and the subject property such as property characteristics, leasing status and physical condition. When appraisals are received, Management reviews the underlying assumptions and methodology utilized, as well as the overall resulting value in conjunction with independent data sources such as recent market data and industry-wide statistics. We generally use a 6% discount for selling costs which is applied to all properties, regardless of size. Appraised values may be adjusted to reflect changes in market conditions that have occurred subsequent to the appraisal date, or for revised estimates regarding the timing or cost of the property sale. These adjustments are based on qualitative judgments made by Management on a case-by-case basis and are generally unobservable valuation inputs as they are specific to the underlying collateral. There have been no significant changes in the valuation techniques during 2016.

Page-11

OREO represents collateral acquired through foreclosure and is initially recorded at fair value as established by a current appraisal, adjusted for disposition costs. Subsequently, OREO is measured at lower of cost or fair value. OREO values are reviewed on an ongoing basis and any subsequent decline in fair value is recorded as a foreclosed asset expense in the current period. The value of OREO is determined based on independent appraisals, similar to the process used for impaired loans, discussed above, and is classified as Level 3. All OREO resulted from an acquisition. Decreases in the estimated fair value of OREO totaled $13 thousand and $40 thousand during the first six months of 2016 and 2015, respectively.

 Disclosures about Fair Value of Financial Instruments

The table below is a summary of fair value estimates for financial instruments as of June 30, 2016 and December 31, 2015, excluding financial instruments recorded at fair value on a recurring basis (summarized in the first table in this note). The carrying amounts in the following table are recorded in the consolidated statements of condition under the indicated captions. We have excluded non-financial assets and non-financial liabilities defined by the Codification (ASC 820-10-15-1A), such as Bank premises and equipment, deferred taxes and other liabilities.  In addition, we have not disclosed the fair value of financial instruments specifically excluded from disclosure requirements of the Financial Instruments Topic of the Codification (ASC 825-10-50-8), such as Bank-owned life insurance policies.

	June 30, 2016			December 31, 2015
(in thousands)	Carrying Amounts	Fair Value	Fair Value Hierarchy	Carrying Amounts	Fair Value	Fair Value Hierarchy
Financial assets
Cash and cash equivalents	$55,438	$55,438	Level 1	$26,343	$26,343	Level 1
Investment securities held-to-maturity	58,491	60,160	Level 2	69,637	71,054	Level 2
Loans, net	1,433,312	1,453,254	Level 3	1,436,229	1,470,380	Level 3
Interest receivable	5,968	5,968	Level 2	6,643	6,643	Level 2
Financial liabilities
Deposits	1,705,615	1,705,937	Level 2	1,728,226	1,728,717	Level 2
Federal Home Loan Bank and other borrowings	—	—	Level 2	67,000	67,279	Level 2
Subordinated debentures	5,493	5,108	Level 3	5,395	5,132	Level 3
Interest payable	137	137	Level 2	187	187	Level 2

Following is a description of methods and assumptions used to estimate the fair value of each class of financial instrument not recorded at fair value but required for disclosure purposes:

Cash and Cash Equivalents - The carrying amounts of cash and cash equivalents approximate their fair value because of the short-term nature of these instruments.

Held-to-maturity Securities - Held-to-maturity securities, which generally consist of obligations of state and political subdivisions and corporate bonds, are recorded at their amortized cost. The fair value for disclosure purposes is determined using methodologies similar to those described above for available-for-sale securities using Level 2 inputs. If Level 2 inputs are not available, we may utilize pricing models that incorporate unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities (Level 3).  As of June 30, 2016 and December 31, 2015, we did not hold any held-to-maturity securities whose fair value was measured using significant unobservable inputs.

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

Page-12

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

Subordinated Debentures - The fair values of the subordinated debentures were estimated by discounting the future cash flows (interest payment at a rate of three-month LIBOR plus 3.05% and 1.40%) to their present values using current market rates at which similar bonds would be issued with similar credit ratings as ours and similar remaining maturities. Each interest payment was discounted at the spot rate for the corresponding term, determined based on the yields and terms of comparable trust preferred securities, plus a liquidity premium. In July 2010, the Dodd-Frank Act was signed into law and limits the ability of certain bank holding companies to treat trust preferred security debt issuances as Tier 1 capital. This law effectively closed the trust-preferred securities markets for new issuances and led to the absence of observable or comparable transactions in the market place. Due to the use of unobservable inputs of trust preferred securities, we consider the fair value to be a Level 3 measurement. See Note 6 for further information.

Commitments - The value of unrecognized financial instruments is estimated based on the fee income associated with the commitments which, in the absence of credit exposure, is considered to approximate their settlement value. The fair value of commitment fees was not material at June 30, 2016 and December 31, 2015, respectively.

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

	June 30, 2016				December 31, 2015
	Amortized	Fair	Gross Unrealized		Amortized	Fair	Gross Unrealized
(in thousands)	Cost	Value	Gains	(Losses)	Cost	Value	Gains	(Losses)
Held-to-maturity:
Obligations of state and political subdivisions	$39,009	$40,337	$1,336	$(8)	$42,919	$44,146	$1,246	$(19)
Corporate bonds	8,529	8,534	6	(1)	15,072	15,098	42	(16)
MBS pass-through securities issued by FHLMC and FNMA	10,953	11,289	336	—	11,646	11,810	171	(7)
Total held-to-maturity	58,491	60,160	1,678	(9)	69,637	71,054	1,459	(42)
Available-for-sale:
Securities of U.S. government or government-sponsored agencies:
MBS pass-through securities issued by FHLMC and FNMA	111,682	113,877	2,195	—	138,222	138,462	694	(454)
CMOs issued by FNMA	23,061	23,387	331	(5)	18,266	18,219	97	(144)
CMOs issued by FHLMC	21,110	21,451	341	—	22,889	22,932	82	(39)
CMOs issued by GNMA	8,470	8,692	222	—	10,326	10,480	169	(15)
Debentures of government- sponsored agencies	83,566	83,758	193	(1)	161,690	160,892	28	(826)
Privately issued CMOs	768	768	1	(1)	3,960	4,150	190	—
Obligations of state and political subdivisions	64,725	66,452	1,729	(2)	57,110	57,673	580	(17)
Corporate bonds	4,954	4,976	25	(3)	4,947	4,979	43	(11)
Total available-for-sale	318,336	323,361	5,037	(12)	417,410	417,787	1,883	(1,506)
Total investment securities	$376,827	$383,521	$6,715	$(21)	$487,047	$488,841	$3,342	$(1,548)

Page-13

The amortized cost and fair value of investment debt securities by contractual maturity at June 30, 2016 are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2016				December 31, 2015
	Held-to-Maturity		Available-for-Sale		Held-to-Maturity		Available-for-Sale
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$19,481	$19,545	$2,412	$2,416	$18,853	$18,920	$12,135	$12,176
After one year but within five years	21,203	21,929	114,702	115,207	31,677	32,360	188,007	187,326
After five years through ten years	5,646	6,068	65,766	67,170	8,580	8,969	64,899	64,999
After ten years	12,161	12,618	135,456	138,568	10,527	10,805	152,369	153,286
Total	$58,491	$60,160	$318,336	$323,361	$69,637	$71,054	$417,410	$417,787

Sales of investment securities and gross realized gains and losses are shown in the following table.

	Three months ended		Six months ended
(in thousands)	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Available-for-sale:
Sales proceeds	$13,688	$1,559	$68,673	$1,559
Gross realized gains	284	8	458	8
Gross realized losses	—	—	(64)	—

Investment securities carried at $96.7 million and $87.9 million at June 30, 2016 and December 31, 2015, respectively, were pledged to the State of California: $95.9 million and $87.1 million to secure public deposits in compliance with the Local Agency Security Program at June 30, 2016 and December 31, 2015, respectively, and $831 thousand and $840 thousand to provide collateral for trust deposits at June 30, 2016 and December 31, 2015, respectively. In addition, investment securities carried at $2.1 million and $1.1 million were pledged to collateralize a Wealth Management and Trust Services (“WMTS”) checking account at June 30, 2016 and December 31, 2015, respectively.

Other-Than-Temporarily Impaired Debt Securities

We have evaluated the credit of our investment securities and their issuers and/or insurers. Based on our evaluation, Management has determined that no investment security in our investment portfolio is other-than-temporarily impaired as of June 30, 2016. We do not have the intent and it is more likely than not that we will not have to sell securities temporarily impaired at June 30, 2016 before recovery of the cost basis.

Page-14

Ten and fifty-four investment securities were in unrealized loss positions at June 30, 2016 and December 31, 2015, respectively. Those securities are summarized and classified according to the duration of the loss period in the tables below:

June 30, 2016	< 12 continuous months		≥ 12 continuous months		Total securities in a loss position
(in thousands)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
Held-to-maturity:
Obligations of state and political subdivisions	$1,058	$(8)	$—	$—	$1,058	$(8)
Corporate bonds	5,000	(1)	—	—	5,000	(1)
MBS pass-through securities issued by FHLMC and FNMA	—	—	—	—	—	—
Total held-to-maturity	6,058	(9)	—	—	6,058	(9)
Available-for-sale:
MBS pass-through securities issued by FHLMC and FNMA	—	—	—	—	—	—
CMOs issued by FNMA	—	—	2,811	(5)	2,811	(5)
CMOs issued by FHLMC	—	—	—	—	—	—
CMOs issued by GNMA	—	—	—	—	—	—
Debentures of government- sponsored agencies	9,997	(1)	—	—	9,997	(1)
Privately issued CMOs	182	(1)	—	—	182	(1)
Obligations of state & political subdivisions	1,918	(2)	—	—	1,918	(2)
Corporate bonds	1,990	(3)	—	—	1,990	(3)
Total available-for-sale	14,087	(7)	2,811	(5)	16,898	(12)
Total temporarily impaired securities	$20,145	$(16)	$2,811	$(5)	$22,956	$(21)

December 31, 2015	< 12 continuous months		≥ 12 continuous months		Total securities in a loss position
(in thousands)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
Held-to-maturity:
Obligations of state and political subdivisions	$8,297	$(19)	$—	$—	$8,297	$(19)
Corporate bonds	3,523	(15)	1,999	(1)	5,522	(16)
MBS pass-through securities issued by FHLMC and FNMA	2,332	(7)	—	—	2,332	(7)
Total held-to-maturity	14,152	(41)	1,999	(1)	16,151	(42)
Available-for-sale:
MBS pass-through securities issued by FHLMC and FNMA	68,809	(454)	—	—	68,809	(454)
CMOs issued by FNMA	9,277	(80)	3,158	(64)	12,435	(144)
CMOs issued by FHLMC	—	—	1,989	(39)	1,989	(39)
CMOs issued by GNMA	164	—	2,374	(15)	2,538	(15)
Debentures of government- sponsored agencies	136,064	(713)	9,887	(113)	145,951	(826)
Obligations of state & political subdivisions	4,557	(15)	579	(2)	5,136	(17)
Corporate bonds	2,986	(11)	—	—	2,986	(11)
Total available-for-sale	221,857	(1,273)	17,987	(233)	239,844	(1,506)
Total temporarily impaired securities	$236,009	$(1,314)	$19,986	$(234)	$255,995	$(1,548)

Page-15

As of June 30, 2016, there was one CMO issued by FNMA that had been in a continuous loss position for twelve months or more. We have evaluated it and believe that the decline in fair value is primarily driven by factors other than credit. It is probable that we will be able to collect all amounts due according to the contractual terms as it is supported by the U.S. Federal Government, which protects us from credit losses. Based upon our assessment of the credit fundamentals, we concluded that this security was not other-than-temporarily impaired at June 30, 2016.

Nine investment securities in our portfolio were in a temporary loss position for less than twelve months as of June 30, 2016. They consisted of one debenture of U.S. government-sponsored agency, three obligations of U.S. state and political subdivisions, one privately issued CMO and four corporate bonds. The government-sponsored agency debenture is supported by the U.S. Federal Government, which protects us from credit losses. Other temporarily impaired securities are deemed creditworthy after internal analysis of the issuers' latest financial information and credit enhancement. Additionally, all are rated as investment grade by at least one major rating agency. As a result of this impairment analysis, we have concluded that these securities were not other-than-temporarily impaired at June 30, 2016.

Non-Marketable Securities

As a member of the FHLB, we are required to maintain a minimum investment in the FHLB capital stock determined by the Board of Directors of the FHLB. The minimum investment requirements can increase in the event we increase our total asset size or borrowings with the FHLB. Shares cannot be purchased or sold except between the FHLB and its members at the $100 per share par value. We held $10.2 million and $8.4 million of FHLB stock recorded at cost in other assets on the consolidated statements of condition at June 30, 2016 and December 31, 2015, respectively. The carrying amounts of these investments are reasonable estimates of fair value because the securities are restricted to member banks and they do not have a readily determinable market value. Management does not believe that the FHLB stock is other-than-temporarily-impaired, as we expect to be able to redeem this stock at cost. On July 28, 2016, FHLB announced a cash dividend for the second quarter of 2016 at an annualized dividend rate of 9.17% to be distributed in mid August 2016. Cash dividends paid on FHLB capital stock are recorded as non-interest income.

As a member bank of Visa U.S.A., we hold 16,939 shares of Visa Inc. Class B common stock with a carrying value of zero, which is equal to our cost basis. These shares are restricted from resale until their conversion into Class A (voting) shares upon the termination of Visa Inc.'s covered litigation escrow account. As a result of the restriction, these shares are not considered available-for-sale and are not carried at fair value. When converting this Class B common stock to Class A common stock under the current conversion rate of 1.6483 and the closing stock price of Class A shares, the value of our shares of Class B common stock would have been $2.1 million at June 30, 2016 and $2.2 million at December 31, 2015. The conversion rate is subject to further reduction upon the final settlement of the covered litigation against Visa Inc. and its member banks. See Note 8 herein.

We invest in low income housing tax credit funds as a limited partner, which totaled $2.6 million and $2.7 million recorded in other assets as of June 30, 2016 and December 31, 2015, respectively. In the first half of 2016, we recognized $164 thousand of low income housing tax credits and other tax benefits, net of $127 thousand of amortization expense of low income housing tax credit investment, as a component of income tax expense. As of June 30, 2016, our unfunded commitments for these low income housing tax credit funds totaled $1.5 million. We did not recognize any impairment losses on these low income housing tax credit investments during the first half of 2016 or 2015.

Page-16

Note 5:  Loans and Allowance for Loan Losses

Credit Quality of Loans

Outstanding loans by class and payment aging as of June 30, 2016 and December 31, 2015 were as follows:

Loan Aging Analysis by Loan Class
(in thousands)	Commercial and industrial	Commercial real estate, owner-occupied	Commercial real estate, investor	Construction	Home equity	Other residential [1]	Installment and other consumer	Total
June 30, 2016
30-59 days past due	$44	$—	$—	$—	$780	$—	$—	$824
60-89 days past due	—	—	1,676	—	—	—	63	1,739
90 days or more past due	21	176	—	—	99	—	—	296
Total past due	65	176	1,676	—	879	—	63	2,859
Current	215,192	241,927	701,782	77,024	111,361	73,761	24,493	1,445,540
Total loans [3]	$215,257	$242,103	$703,458	$77,024	$112,240	$73,761	$24,556	$1,448,399
Non-accrual [2]	$21	$176	$1,676	$—	$789	$—	$63	$2,725
December 31, 2015
30-59 days past due	$36	$—	$1,096	$1	$—	$—	$249	$1,382
60-89 days past due	—	—	—	—	633	—	89	722
90 days or more past due	21	—	—	—	99	—	—	120
Total past due	57	—	1,096	1	732	—	338	2,224
Current	219,395	242,309	714,783	65,494	111,568	73,154	22,301	1,449,004
Total loans [3]	$219,452	$242,309	$715,879	$65,495	$112,300	$73,154	$22,639	$1,451,228
Non-accrual [2]	$21	$—	$1,903	$1	$171	$—	$83	$2,179
1 Our residential loan portfolio does not include sub-prime loans, nor is it our practice to underwrite loans commonly referred to as "Alt-A mortgages", the characteristics of which are loans lacking full documentation, borrowers having low FICO scores or higher loan-to-value ratios.
2 Amounts include $1 thousand of Purchased Credit Impaired ("PCI") loans that had stopped accreting interest at December 31, 2015. Amounts exclude accreting PCI loans of $2.9 million and $3.7 million at June 30, 2016 and December 31, 2015, respectively, as we have a reasonable expectation about future cash flows to be collected and we continue to recognize accretable yield on these loans in interest income. These accreting PCI loans are included in current loans. There were no accruing past due loans more than ninety days at June 30, 2016 or December 31, 2015.
3 Amounts include net deferred loan costs of $726 thousand and $768 thousand at June 30, 2016 and December 31, 2015, respectively. Amounts are also net of unaccreted purchase discounts on non-PCI loans of $2.5 million and $3.2 million at June 30, 2016 and December 31, 2015, respectively.

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

Commercial real estate loans are subject to underwriting standards and processes similar to commercial loans discussed above. We underwrite these loans to be repaid from cash flow and to be supported by real property collateral. Underwriting standards for commercial real estate loans include, but are not limited to, debt coverage and loan-to-value ratios. Furthermore, the vast majority of our loans are guaranteed by the owners of the properties.  Commercial real estate loans may be adversely affected by conditions in the real estate markets or in the general economy. In the event of a vacancy, guarantors are expected to carry the loans until a replacement tenant can be found.  Regardless of the guaranty status, the owner's equity investment provides a strong economic incentive to continue to support the commercial real estate projects. As such, we have generally experienced a relatively low level of loss and delinquencies in this portfolio.

Construction loans are generally made to developers and builders to finance construction, renovation and occasionally land acquisitions in anticipation of near-term development. These loans are underwritten after evaluation of the borrower's financial strength, reputation, prior track record, and independent appraisals. The construction industry can be affected by significant events, including: the inherent volatility of real estate markets and vulnerability to delays due to weather, change orders, inability to obtain construction permits, labor or material shortages, and price changes.

Page-17

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

•	Investor commercial real estate borrowers are generally required to submit rent rolls or property income statements annually.

•	Construction loans are monitored monthly, and reviewed on an ongoing basis.

•	Home equity and other consumer loans are reviewed based on delinquency.

•	Loans graded “Watch” or more severe, regardless of loan type, are reviewed no less than quarterly.

Page-18

The following table represents an analysis of loans by internally assigned grades, including the PCI loans, at June 30, 2016 and December 31, 2015:

Credit Risk Profile by Internally Assigned Grade
(in thousands)	Commercial and industrial	Commercial real estate, owner-occupied	Commercial real estate, investor	Construction	Home equity	Other residential	Installment and other consumer	Purchased credit-impaired	Total
June 30, 2016
Pass	$199,923	$230,799	$697,897	$73,786	$109,408	$73,761	$24,162	$2,863	$1,412,599
Special Mention	11,818	2,101	362	—	1,120	—	—	—	15,401
Substandard	3,477	8,165	3,484	3,238	1,641	—	394	—	20,399
Total loans	$215,218	$241,065	$701,743	$77,024	$112,169	$73,761	$24,556	$2,863	$1,448,399
December 31, 2015
Pass	$192,560	$219,060	$710,042	$62,255	$109,959	$73,154	$22,307	$3,260	$1,392,597
Special Mention	22,457	12,371	372	—	1,100	—	—	—	36,300
Substandard	4,260	9,167	3,739	3,239	1,173	—	332	421	22,331
Total loans	$219,277	$240,598	$714,153	$65,494	$112,232	$73,154	$22,639	$3,681	$1,451,228

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

There were no loans removed from TDR designation during 2016. During the first six months of 2015, three loans with a recorded investment totaling $396 thousand were removed from TDR designation.

The table below summarizes outstanding TDR loans by loan class as of June 30, 2016 and December 31, 2015. The summary includes both TDRs that are on non-accrual status and those that continue to accrue interest.

(in thousands)
Recorded investment in Troubled Debt Restructurings [1]	June 30, 2016	December 31, 2015
Commercial and industrial	$3,676	$4,698
Commercial real estate, owner-occupied	6,992	6,993
Commercial real estate, investor	2,317	514
Construction [2]	3,238	3,238
Home equity	677	460
Other residential	1,987	2,010
Installment and other consumer	1,079	1,168
Total	$19,966	$19,081
1 Includes $19.9 million and $19.0 million of TDR loans that were accruing interest as of June 30, 2016 and December 31, 2015, respectively. Includes $618 thousand and $137 thousand of acquired loans at June 30, 2016 and December 31, 2015, respectively.
2 In June 2015, one TDR loan was transferred to loans held-for-sale at fair value totaling $1.5 million, net of an $839 thousand charge-off to the allowance for loan losses. The loan was subsequently sold in June 2015 for no additional gain or loss.

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

(dollars in thousands)	Number of Contracts Modified	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment at period end
Troubled Debt Restructurings during the three months ended June 30, 2016:
Commercial real estate, investor	1	$281	$281	$281
Home equity [1]	1	87	222	222
Total	2	$368	$503	$503

Troubled Debt Restructurings during the three months ended June 30, 2015:
Commercial and industrial	4	$782	$882	$882
Commercial real estate, investor	1	222	221	221
Total	5	$1,004	$1,103	$1,103

Troubled Debt Restructurings during the six months ended June 30, 2016:
Commercial real estate, investor	2	$1,830	$1,826	$1,808
Home equity [1]	1	87	222	222
Total	3	$1,917	$2,048	$2,030

Troubled Debt Restructurings during the six months ended June 30, 2015:
Commercial and industrial	4	$782	$882	$882
Commercial real estate, investor	1	222	221	221
Total	5	$1,004	$1,103	$1,103
1 The home equity TDR modification during the second quarter of 2016 included debt consolidation which increased the post-modification balance.

Modifications during the six months ended June 30, 2016 primarily involved interest rate concessions, renewals, and other changes to loan terms. Modifications during the six months ended June 30, 2015 primarily involved maturity extensions and renewals. During the first six months of 2016 and 2015, there were no defaults on loans that had been modified in a TDR within the prior twelve-month period. We report defaulted TDRs based on a payment default definition of more than ninety days past due.

Page-20

Impaired Loan Balances and Their Related Allowance by Major Classes of Loans

The tables below summarize information on impaired loans and their related allowance. Total impaired loans include non-accrual loans, accruing TDR loans and accreting PCI loans that have experienced post-acquisition declines in cash flows expected to be collected.

(in thousands)	Commercial and industrial	Commercial real estate, owner-occupied	Commercial real estate, investor	Construction	Home equity	Other residential	Installment and other consumer	Total
June 30, 2016
Recorded investment in impaired loans:
With no specific allowance recorded	$1,059	$—	$1,676	$2,688	$789	$1,198	$159	$7,569
With a specific allowance recorded	2,637	7,169	2,317	550	606	789	982	15,050
Total recorded investment in impaired loans	$3,696	$7,169	$3,993	$3,238	$1,395	$1,987	$1,141	$22,619
Unpaid principal balance of impaired loans	$3,697	$7,169	$5,984	$3,238	$1,411	$1,987	$1,142	$24,628
Specific allowance	671	98	472	5	12	64	99	1,421
Average recorded investment in impaired loans during the quarter ended June 30, 2016	3,771	7,081	3,917	3,238	1,286	1,993	1,184	22,470
Interest income recognized on impaired loans during the quarter ended June 30, 2016	44	66	22	32	6	23	12	205
Average recorded investment in impaired loans during the six months ended June 30, 2016	4,027	7,037	3,523	3,238	1,077	1,998	1,211	22,111
Interest income recognized on impaired loans during the six months ended June 30, 2016	98	133	38	70	11	45	25	420
Average recorded investment in impaired loans during the quarter ended June 30, 2015	4,173	8,412	2,947	4,475	610	2,033	1,557	24,207
Interest income recognized on impaired loans during the quarter ended June 30, 2015	56	78	8	9	4	23	17	195
Average recorded investment in impaired loans during the six months ended June 30, 2015	3,946	8,427	2,931	5,078	618	2,037	1,650	24,687
Interest income recognized on impaired loans during the six months ended June 30, 2015	118	144	14	18	9	46	36	385

(in thousands)	Commercial and industrial	Commercial real estate, owner-occupied	Commercial real estate, investor	Construction	Home equity	Other residential	Installment and other consumer	Total
December 31, 2015
Recorded investment in impaired loans:
With no specific allowance recorded	$2,198	$4,111	$2,416	$2,687	$171	$1,214	$131	$12,928
With a specific allowance recorded	2,522	2,882	—	551	388	797	1,120	8,260
Total recorded investment in impaired loans	$4,720	$6,993	$2,416	$3,238	$559	$2,011	$1,251	$21,188
Unpaid principal balance of impaired loans	$4,763	$6,993	$4,408	$3,424	$559	$2,011	$1,251	$23,409
Specific allowance	$912	$70	$—	$1	$3	$67	$116	$1,169

Management monitors delinquent loans continuously and identifies problem loans, generally loans graded substandard or worse, to be evaluated individually for impairment testing. Generally, the recorded investment in impaired loans is net of any charge-offs from estimated losses related to specifically-identified impaired loans when they are deemed uncollectible. The charged-off portion of impaired loans outstanding at June 30, 2016 and December 31, 2015 totaled approximately $2.0 million and $2.1 million, respectively.  In addition, the recorded investment in impaired loans is net of purchase discounts or premiums on acquired loans. At June 30, 2016 and December 31, 2015, unused commitments to extend credit on impaired loans, including loans to borrowers whose terms have been modified in TDRs, totaled $944 thousand and $1.3 million, respectively.

Page-21

The following tables disclose loans by major portfolio category and activity in the ALLL, as well as the related ALLL disaggregated by impairment evaluation method.

Allowance for Loan Losses Rollforward for the Period
(in thousands)	Commercial and industrial	Commercial real estate, owner-occupied	Commercial real estate, investor	Construction	Home equity	Other residential	Installment and other consumer	Unallocated	Total
Three months ended June 30, 2016
Allowance for loan losses:
Beginning balance	$2,799	$1,619	$6,571	$822	$1,044	$430	$434	$1,309	$15,028
Provision (reversal)	(192)	12	19	9	31	(4)	(20)	145	—
Charge-offs	—	—	—	—	—	—	(4)	—	(4)
Recoveries	30	—	5	—	1	—	27	—	63
Ending balance	$2,637	$1,631	$6,595	$831	$1,076	$426	$437	$1,454	$15,087
Three months ended June 30, 2015
Allowance for loan losses:
Beginning balance	$2,620	$2,094	$6,292	$778	$923	$430	$462	$1,557	$15,156
Provision (reversal)	(117)	(42)	(351)	596	(81)	5	(14)	4	—
Charge-offs	(1)	—	—	(839)	—	—	(5)	—	(845)
Recoveries	38	—	3	—	1	—	1	—	43
Ending balance	$2,540	$2,052	$5,944	$535	$843	$435	$444	$1,561	$14,354

Allowance for Loan Losses Rollforward for the Period
(in thousands)	Commercial and industrial	Commercial real estate, owner-occupied	Commercial real estate, investor	Construction	Home equity	Other residential	Installment and other consumer	Unallocated	Total
Six months ended June 30, 2016
Allowance for loan losses:
Beginning balance	$3,023	$2,249	$6,178	$724	$910	$394	$425	$1,096	$14,999
Provision (reversal)	(440)	(618)	407	107	165	32	(11)	358	—
Charge-offs	(9)	—	—	—	—	—	(4)	—	(13)
Recoveries	63	—	10	—	1	—	27	—	101
Ending balance	$2,637	$1,631	$6,595	$831	$1,076	$426	$437	$1,454	$15,087
Six months ended June 30, 2015
Allowance for loan losses:
Beginning balance	$2,837	$1,924	$6,672	$839	$859	$433	$566	$969	$15,099
Provision (reversal)	(392)	128	(734)	535	(18)	2	(113)	592	—
Charge-offs	(3)	—	—	(839)	—	—	(11)	—	(853)
Recoveries	98	—	6	—	2	—	2	—	108
Ending balance	$2,540	$2,052	$5,944	$535	$843	$435	$444	$1,561	$14,354

Page-22

Allowance for Loan Losses and Recorded Investment in Loans
(dollars in thousands)	Commercial and industrial	Commercial real estate, owner-occupied	Commercial real estate, investor	Construction	Home equity	Other residential	Installment and other consumer	Unallocated	Total
June 30, 2016
Ending ALLL related to loans collectively evaluated for impairment	$1,966	$1,533	$6,123	$826	$1,064	$362	$338	$1,454	$13,666
Ending ALLL related to loans individually evaluated for impairment	671	98	472	5	12	64	99	—	1,421
Ending ALLL related to purchased credit-impaired loans	—	—	—	—	—	—	—	—	—
Total	$2,637	$1,631	$6,595	$831	$1,076	$426	$437	$1,454	$15,087
Loans outstanding:
Collectively evaluated for impairment	$211,522	$233,896	$697,750	$73,786	$110,774	$71,774	$23,415	$—	$1,422,917
Individually evaluated for impairment	3,696	7,169	3,993	3,238	1,395	1,987	1,141	—	22,619
Purchased credit-impaired	39	1,038	1,715	—	71	—	—	—	2,863
Total	$215,257	$242,103	$703,458	$77,024	$112,240	$73,761	$24,556	$—	$1,448,399
Ratio of allowance for loan losses to total loans	1.23%	0.67%	0.94%	1.08%	0.96%	0.58%	1.78%	NM	1.04%
Allowance for loan losses to non-accrual loans	12,557%	927%	393%	NM	136%	NM	694%	NM	554%
NM - Not Meaningful

Allowance for Loan Losses and Recorded Investment in Loans
(dollars in thousands)	Commercial and industrial	Commercial real estate, owner-occupied	Commercial real estate, investor	Construction	Home equity	Other residential	Installment and other consumer	Unallocated	Total
December 31, 2015
Ending ALLL related to loans collectively evaluated for impairment	$2,111	$2,179	$6,178	$723	$907	$327	$309	$1,096	$13,830
Ending ALLL related to loans individually evaluated for impairment	904	70	—	—	3	67	116	—	1,160
Ending ALLL related to purchased credit-impaired loans	8	—	—	1	—	—	—	—	9
Total	$3,023	$2,249	$6,178	$724	$910	$394	$425	$1,096	$14,999
Loans outstanding:
Collectively evaluated for impairment	$214,695	$233,605	$711,737	$62,256	$111,673	$71,143	$21,388	$—	$1,426,497
Individually evaluated for impairment[1]	4,582	6,993	2,416	3,238	559	2,011	1,251	—	21,050
Purchased credit-impaired	175	1,711	1,726	1	68	—	—	—	3,681
Total	$219,452	$242,309	$715,879	$65,495	$112,300	$73,154	$22,639	$—	$1,451,228
Ratio of allowance for loan losses to total loans	1.38%	0.93%	0.86%	1.11%	0.81%	0.54%	1.88%	NM	1.03%
Allowance for loan losses to non-accrual loans	14,395%	NM	325%	72,400%	532%	NM	512%	NM	688%
1 Total excludes $138 thousand PCI loans as of December 31, 2015 that have experienced credit deterioration post-acquisition declines in cash flows expected to be collected. These loans are included in the "purchased credit-impaired" amount in the next line below.
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

Page-23

For acquired loans not considered credit-impaired, the difference between the contractual amounts due (principal amount) and the fair value is accounted for subsequently through accretion. We recognize discount accretion based on the acquired loan’s contractual cash flows using an effective interest rate method. The accretion is recognized through the net interest margin.

The following table presents the outstanding balances and related carrying values of PCI loans as of June 30, 2016 and December 31, 2015.

	June 30, 2016		December 31, 2015
PCI Loans (in thousands)	Unpaid principal balance	Carrying value	Unpaid principal balance	Carrying value
Commercial and industrial	$50	$39	$237	$175
Commercial real estate	3,104	2,753	4,329	3,437
Construction	—	—	187	1
Home equity	221	71	224	68
Total purchased credit-impaired loans	$3,375	$2,863	$4,977	$3,681

The activities in the accretable yield, or income expected to be earned, for PCI loans were as follows:

Accretable Yield	Three months ended		Six months ended
(in thousands)	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Balance at beginning of period	$1,742	$3,831	$2,618	$4,027
Removals [1]	—	—	(778)	(77)
Accretion	(87)	(120)	(185)	(239)
Reclassifications from nonaccretable difference [2]	—	—	—	—
Balance at end of period	$1,655	$3,711	$1,655	$3,711
1 Represents the accretable difference that is relieved when a loan exits the PCI population due to pay-off, full charge-off, or transfer to repossessed assets, etc.
2 Primarily relates to changes in expected credit performance and changes in expected timing of cash flows.

Pledged Loans

Our FHLB line of credit is secured under terms of a blanket collateral agreement by a pledge of certain qualifying loans with an unpaid principal balance of $861.9 million and $833.8 million at June 30, 2016 and December 31, 2015, respectively. In addition, we pledge a certain residential loan portfolio, which totaled $48.4 million and $45.2 million at June 30, 2016 and December 31, 2015, respectively, to secure our borrowing capacity with the Federal Reserve Bank (“FRB”). Also see Note 6, Borrowings.

Note 6: Borrowings

Federal Funds Purchased – The Bank had unsecured lines of credit totaling $92.0 million with correspondent banks for overnight borrowings at June 30, 2016 and December 31, 2015.  In general, interest rates on these lines approximate the federal funds target rate. We had no overnight borrowings under these credit facilities at June 30, 2016 and December 31, 2015.

Federal Home Loan Bank Borrowings – As of June 30, 2016 and December 31, 2015, the Bank had lines of credit with the FHLB totaling $485.9 million and $470.6 million, respectively, based on eligible collateral of certain loans.  At June 30, 2016, we had no FHLB overnight borrowings and at December 31, 2015, we had $52.0 million in FHLB overnight borrowings. On February 5, 2008, the Bank entered into a ten-year borrowing agreement under the same FHLB line of credit for $15.0 million at a fixed rate of 2.07%. On June 15, 2016, the Bank repaid the $15.0 million early and incurred a prepayment fee of $312 thousand recorded in interest expense. At June 30, 2016 and December 31, 2015, $485.9 million and $403.4 million, respectively, were remaining as available for borrowing from the FHLB, net of the overnight borrowings and term borrowings.

Federal Reserve Line of Credit – The Bank has a line of credit with the FRB secured by certain residential loans.  At June 30, 2016 and December 31, 2015, the Bank had borrowing capacity under this line totaling $40.1 million and $37.8 million, respectively, and had no outstanding borrowings with the FRB.

Page-24

As part of an acquisition, Bancorp assumed two subordinated debentures due to NorCal Community Bancorp Trusts I and II (the "Trusts"), established for the sole purpose of issuing trust preferred securities on September 22, 2003 and December 29, 2005, respectively. The subordinated debentures were recorded at fair values totaling $4.95 million at acquisition date with contractual values totaling $8.2 million. The difference between the contractual balance and the fair value at acquisition date is accreted into interest expense over the lives of the debentures. Accretion on the subordinated debentures totaled $98 thousand in the first six months of 2016 and $106 thousand in the first six months of 2015. Bancorp has the option to defer payment of the interest on the subordinated debentures for a period of up to five years, as long as there is no default on the subordinated debentures. In the event of interest deferral, dividends to Bancorp common stockholders are prohibited. The trust preferred securities were sold and issued in private transactions pursuant to an exemption from registration under the Securities Act of 1933, as amended. Bancorp has guaranteed, on a subordinated basis, distributions and other payments due on trust preferred securities totaling $8.0 million issued by the Trusts which have identical maturity, repricing and payment terms as the subordinated debentures.

The following is a summary of the contractual terms of the subordinated debentures due to the Trusts as of June 30, 2016:

(in thousands)
Subordinated debentures due to NorCal Community Bancorp Trust I on October 7, 2033 with interest payable quarterly, based on 3-month LIBOR plus 3.05%, repricing quarterly (3.68% as of June 30, 2016), redeemable, in whole or in part, on any interest payment date	$4,124
Subordinated debentures due to NorCal Community Bancorp Trust II on March 15, 2036 with interest payable quarterly, based on 3-month LIBOR plus 1.40%, repricing quarterly (2.05% as of June 30, 2016), redeemable, in whole or in part, on any interest payment date	4,124
Total	$8,248

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

Dividends

Presented below is a summary of cash dividends paid to common shareholders, recorded as a reduction of retained earnings.

	Three months ended		Six months ended
(in thousands, except per share data)	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Cash dividends to common stockholders	$1,526	$1,313	$3,044	$2,620
Cash dividends per common share	$0.25	$0.22	$0.50	$0.44

The Board of Directors declared a cash dividend of $0.25 per share on July 22, 2016 payable on August 12, 2016 to shareholders of record at the close of business on August 5, 2016.

Page-25

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

Note 8:  Commitments and Contingencies

Financial Instruments with Off-Balance Sheet Risk

We make commitments to extend credit in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to extend credit in the form of loans or through standby letters of credit. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Because various commitments will expire without being fully drawn upon, the total commitment amount does not necessarily represent future cash requirements.

We are exposed to credit loss equal to the contractual amount of the commitment in the event of nonperformance by the borrower. We use the same credit underwriting criteria for all credit exposure. The amount of collateral obtained, if deemed necessary by us, is based on Management's credit evaluation of the borrower. Collateral types pledged may include accounts receivable, inventory, other personal property and real property.

The contractual amount of undrawn loan commitments and standby letters of credit not reflected on the consolidated statements of condition was $418.2 million and $376.6 million at June 30, 2016 and December 31, 2015, respectively. Commitments at June 30, 2016 included $213.3 million under commercial lines of credit (these commitments are generally contingent upon customers maintaining specific credit standards), $143.7 million under revolving home equity lines, $46.8 million under construction loans, $3.6 million under standby letters of credit, and a remaining $10.8 million under personal and other lines of credit. We record an allowance for losses on these off-balance sheet commitments based on an estimate of probabilities of these commitments being drawn upon according to our historical utilization experience on different types of commitments and expected loss severity. We set aside an allowance for losses on off-balance sheet commitments in the amount of $899 thousand and $749 thousand as of June 30, 2016 and December 31, 2015, respectively, which is recorded in interest payable and other liabilities on the consolidated statements of condition. The increase in the reserve for off-balance sheet commitments for the first six months of 2016 was primarily due to an increase in commitments and a decrease in utilization.

Page-26

Operating Leases

We rent certain premises and equipment under long-term, non-cancelable operating leases expiring at various dates through the year 2032. Most of the leases contain certain renewal options and escalation clauses. At June 30, 2016, the approximate minimum future commitments payable under non-cancelable contracts for leased premises are as follows:

(in thousands)	2016	2017	2018	2019	2020	Thereafter	Total
Operating leases[1]	$1,773	$3,576	$3,594	$3,567	$3,328	$5,895	$21,733
 1 Minimum payments have not been reduced by minimum sublease rentals of $200 thousand due in the future under non-cancelable subleases.

Rent expense included in occupancy expense totaled $1.9 million and $2.2 million for the six months ended June 30, 2016 and 2015, respectively.

Litigation Matters

We may be party to legal actions which arise from time to time as part of the normal course of our business.  We believe, after consultation with legal counsel, that we have meritorious defenses in these actions, and that litigation contingent liability, if any, will not have a material adverse effect on our financial position, results of operations, or cash flows.

We are responsible for our proportionate share of certain litigation indemnifications provided to Visa U.S.A. ("Visa") by its member banks in connection with lawsuits related to anti-trust charges and interchange fees ("Covered Litigation"). Visa maintains an escrow account from which settlements of, or judgments in, the Covered Litigation are paid. While the accrual related to the Covered Litigation could be higher or lower than the litigation escrow account balance, Visa did not record an additional accrual for the Covered Litigation during 2016. At June 30, 2016, the balance of the escrow account was $1.0 billion. Visa had reached a $4.0 billion interchange multidistrict litigation class settlement agreement. However, a number of objectors have appealed and on June 30, 2016, an appellate court reversed the approval of the settlement by the lower court. Until the appeal process is complete, Visa is uncertain whether it will resolve the claims as contemplated by the settlement agreement and additional lawsuits may arise. The conversion rate of Visa Class B common stock held by us to Class A common stock (as discussed in Note 4, Investment Securities) may decrease if Visa makes more Covered Litigation settlement payments in the future, and the full effect on member banks is still uncertain. However, we are not aware of significant future cash settlement payments required by us on the Covered Litigation.

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

Page-27

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

As of June 30, 2016, we had six interest rate swap agreements, which are scheduled to mature in August 2020, June 2031, October 2031, July 2032, August 2037 and October 2037. All of our derivatives are accounted for as fair value hedges. In April 2016, one interest rate swap scheduled to mature in June 2020 was terminated as the hedged loan was paid off. A prepayment fee was collected from the borrower to settle our interest rate swap liability, resulting in no net gain or loss on the termination of the swap and loan payoff. Our interest rate swaps are settled monthly with counterparties. Accrued interest on the swaps totaled $16 thousand and $28 thousand as of June 30, 2016 and December 31, 2015, respectively. Information on our derivatives follows:

	Asset derivatives		Liability derivatives
(in thousands)	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015
Fair value hedges:
Interest rate contracts notional amount	$—	$4,407	$22,527	$22,187
Interest rate contracts fair value[1]	$—	$3	$2,721	$1,658

	Three months ended
(in thousands)	June 30, 2016	June 30, 2015
(Decrease) increase in value of designated interest rate swaps recognized in interest income	$(190)	$966
Payment on interest rate swaps recorded in interest income	(138)	(233)
Increase (decrease) in value of hedged loans recognized in interest income	240	(1,023)
Decrease in value of yield maintenance agreement recognized against interest income	(11)	(13)
Net loss on derivatives recognized against interest income [2]	$(99)	$(303)

	Six months ended
(in thousands)	June 30, 2016	June 30, 2015
(Decrease) increase in value of designated interest rate swaps recognized in interest income	$(1,066)	$420
Payment on interest rate swaps recorded in interest income	(313)	(469)
Increase (decrease) in value of hedged loans recognized in interest income	1,290	(451)
Decrease in value of yield maintenance agreement recognized against interest income	(23)	(27)
Net loss on derivatives recognized against interest income [2]	$(112)	$(527)

1 See Note 3 for valuation methodology.
2 Includes hedge ineffectiveness gain of $39 thousand and loss of $70 thousand for the quarters ended June 30, 2016 and June 30, 2015, respectively. Ineffectiveness gain of $201 thousand and loss of $58 thousand was recorded in interest income during the six months ended June 30, 2016 and June 30, 2015, respectively. Changes in value of swaps were included in the assessment of hedge effectiveness. Hedge ineffectiveness is the measure of the extent to which the change in the fair value of the hedging instruments does not exactly offset the change in the fair value of the hedged items from period to period.

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

Page-28

Information on financial instruments that are eligible for offset in the consolidated statements of condition follows:

Offsetting of Financial Assets and Derivative Assets
		Gross Amounts	Net Amounts of	Gross Amounts Not Offset in
	Gross Amounts	Offset in the	Assets Presented	the Statements of Condition
	of Recognized	Statements of	in the Statements	Financial	Cash Collateral
(in thousands)	Assets[1]	Condition	of Condition[1]	Instruments	Received	Net Amount
June 30, 2016
Derivatives by Counterparty:
None	$—	$—	$—	$—	$—	$—

December 31, 2015
Derivatives by Counterparty:
Counterparty A	$3	$—	$3	$(3)	$—	$—
1 Amounts exclude accrued interest totaling zero and $1 thousand at June 30, 2016 and December 31, 2015, respectively.

Offsetting of Financial Liabilities and Derivative Liabilities
		Gross Amounts	Net Amounts of	Gross Amounts Not Offset in
	Gross Amounts	Offset in the	Liabilities Presented	the Statements of Condition
	of Recognized	Statements of	in the Statements	Financial	Cash Collateral
(in thousands)	Liabilities[2]	Condition	of Condition[2]	Instruments	Pledged	Net Amount
June 30, 2016
Derivatives by Counterparty:
Counterparty A	$2,721	$—	$2,721	$—	$(2,390)	$331	[3]

December 31, 2015
Derivatives by Counterparty:
Counterparty A	$1,390	$—	$1,390	$(3)	$(1,387)	$—
Counterparty B	268	—	268	—	(268)	—
Total	$1,658	$—	$1,658	$(3)	$(1,655)	$—

2 Amounts exclude accrued interest totaling $16 thousand and $27 thousand at June 30, 2016 and December 31, 2015, respectively.
3 The under-collateralized position was covered subsequent to June 30, 2016.

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

Page-30

RESULTS OF OPERATIONS

Highlights of the financial results are presented in the following tables:

At June 30,	At December 31,
(dollars in thousands)	2016	2015
Selected financial condition data:
Total assets	$1,950,452	$2,031,134
Loans, net	1,433,312	1,436,229
Deposits	1,705,615	1,728,226
Borrowings	5,493	72,395
Stockholders' equity	226,452	214,473
Asset quality ratios:
Allowance for loan losses to total loans	1.04%	1.03%
Allowance for loan losses to non-performing loans [1]	5.54	x	6.88	x
Non-performing loans to total loans [1]	0.19%	0.15%
Capital ratios:
Equity to total assets ratio	11.61%	10.60%
Total capital (to risk-weighted assets)	14.05%	13.37%
Tier 1 capital (to risk-weighted assets)	13.10%	12.44%
Tier 1 capital (to average assets)	11.28%	10.67%
Common equity Tier 1 capital (to risk weighted assets)	12.80%	12.16%

1 Non-performing loans include loans on non-accrual status and loans past due 90 days or more and still accruing interest.

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands, except per share data)	2016	2015	2016	2015
Selected operating data:
Net interest income	$17,166	$16,454	$35,804	$33,061
Provision for loan losses	—	—	—	—
Non-interest income	2,421	2,608	4,584	4,797
Non-interest expense	12,017	12,319	24,027	24,176
Net income	4,837	4,286	10,483	8,743
Net income per common share:
Basic	$0.80	$0.72	$1.73	$1.47
Diluted	$0.79	$0.71	$1.72	$1.44
Performance and other financial ratios:
Return on average assets	0.99%	0.93%	1.07%	0.96%
Return on average equity	8.68%	8.33%	9.52%	8.62%
Tax-equivalent net interest margin	3.77%	3.86%	3.90%	3.93%
Efficiency ratio	61.35%	64.62%	59.49%	63.86%

Page-31

Executive Summary

Earnings in the second quarter of 2016 totaled $4.8 million, compared to $5.6 million in the first quarter of 2016 and $4.3 million in the second quarter of 2015. Diluted earnings per share were $0.79 in the second quarter of 2016, compared to $0.93 in the prior quarter and $0.71 in the same quarter last year.

The following are highlights of our operating and financial performance:

•
Loans totaled $1,448.4 million at June 30, 2016, compared to $1,451.2 million at December 31, 2015. New loan originations of approximately $73.6 million in the first half of 2016 were offset by payoffs of approximately $77.4 million.

•	Non-interest bearing deposits comprised 47.2% of total deposits at June 30, 2016, and the cost of total deposits for the quarter was 0.08%.

•	Credit quality remains strong with non-accrual loans representing 0.19% of total loans at June 30, 2016. There was no provision for loan losses recorded in 2016.

•
The net interest margin decreased 27 basis points to 3.77% for the second quarter of 2016 from 4.04% for the first quarter of 2016. A decline in gains on payoffs of acquired loans of $740 thousand and a prepayment fee of $312 thousand paid on the retirement of a FHLB fixed rate advance negatively impacted the net interest margin in the second quarter of 2016. The prepayment of the FHLB advance and concurrent sale of investment securities are expected to have a positive 4 basis point impact on our net interest margin.

•
Return on assets ("ROA") was 0.99% for the quarter ended June 30, 2016, compared to 1.15% last quarter and 0.93% for the second quarter last year. Return on equity ("ROE") was 8.68% for the quarter ended June 30, 2016, compared to 10.38% last quarter and 8.33% for the second quarter of 2015.

•
All capital ratios are above regulatory requirements for a well-capitalized institution. The total risk-based capital ratio for Bancorp was 14.1% at June 30, 2016 compared to 13.4% at December 31, 2015.

Net interest income totaled $17.2 million in the second quarter of 2016, compared to $18.6 million in the prior quarter and $16.5 million in the same quarter a year ago. The tax-equivalent net interest margin was 3.77%, 4.04% and 3.86%, for those respective periods. The decrease in tax-equivalent net interest margin from the prior quarter includes 16 basis points decline related to the absence of gains on payoffs of acquired loans and 7 basis points due to the prepayment fee on the retirement of a FHLB fixed rate advance.

Non-interest income in the second quarter of 2016 totaled $2.4 million, compared to $2.2 million in the prior quarter and $2.6 million in the same quarter a year ago. The increase compared to the prior quarter primarily relates to an increase in the net gains on the sale of securities in the second quarter.

Non-interest expense totaled $12.0 million in the second quarter of 2016, unchanged from the prior quarter and $12.3 million in the same quarter a year ago. Our efficiency ratio (the ratio of non-interest expense divided by the sum of net interest income and non-interest income) was 61.35%, 57.74% and 64.62% for the quarters ended June 30, 2016, March 31, 2016 and June 30, 2015, respectively.

Assets totaled $1,950.5 million at June 30, 2016, a decrease of $80.6 million, or 4.0% from $2,031.1 million at December 31, 2015. Refer to the Financial Condition Summary section for further discussion on the change in total assets.

The investment securities portfolio totaled $381.9 million at June 30, 2016, a decline of $105.6 million from December 31, 2015. In addition to paydowns and maturities in the portfolio, $68.7 million in securities were sold in 2016 at net gains totaling $394 thousand.

Loans totaled $1,448.4 million at June 30, 2016, a decrease of $2.8 million from $1,451.2 million at December 31, 2015. Loan originations in the first six months of 2016 of approximately $73.6 million were spread throughout our markets with the majority originated in Marin County, Sonoma County and San Francisco. Investor commercial real estate, and commercial and industrial accounted for the bulk of the new loan volume in the first half of 2016. Payoffs

Page-32

of approximately $77.4 million offset the new loan volume, and combined with changes in utilization of lines of credit and amortization on existing loans resulted in the decrease in loan balances since December 31, 2015.

Credit quality remains strong with non-accrual loans totaling $2.7 million at June 30, 2016, compared to $2.2 million at December 31, 2015, and representing 0.19% of total loans compared to 0.15% at year end. Classified loans totaled $20.4 million at June 30, 2016, down from $22.3 million at December 31, 2015. Accruing loans past due 30 to 89 days totaled $135 thousand at June 30, 2016, compared to $2.1 million at December 31, 2015.

There was no provision for loan losses recorded in the second quarter of 2016 as the loan portfolio did not increase and the portfolio's credit quality continued to improve. No provision for loan losses was recorded in the prior quarter or the same quarter a year ago. The ratio of allowance for loan losses to total loans increased to 1.04% at June 30, 2016, compared to 1.03% at December 31, 2015.

Deposits totaled $1,705.6 million at June 30, 2016, compared to $1,728.2 million at December 31, 2015. The $22.6 million decline was primarily due to normal business activity for new and existing commercial customers and the nature of their businesses. Non-interest bearing deposits totaled $804.4 million, or 47.2% of total deposits at June 30, 2016, compared to 44.6% at December 31, 2015. FHLB and other borrowings also declined $67.0 million. We retired a $15 million fixed rate FHLB advance in the second quarter and there were no overnight borrowings at June 30, 2016.

The total risk-based capital ratio for Bancorp was 14.1% at June 30, 2016, compared to 13.4% at December 31, 2015. The common equity tier one ratio, a regulatory ratio under Basel III (Basel Committee on Bank Supervision guidelines for determining regulatory capital), was 12.8% at June 30, 2016, compared to 12.2% at December 31, 2015. As reported in the Capital Adequacy section of this document, all four of our capital ratios exceed adequately capitalized levels under the Basel III requirements that took effect January 1, 2015.

Going forward:

•	We have ample liquidity and capital to support both organic growth and acquisitions in the coming quarters.

•	Acquisitions remain a component of our strategic plan. The Bay Area is an economically attractive area and we intend to expand our footprint through organic growth and strategic acquisitions.

•	Credit quality and expense control remain key priorities.

•	Our net interest margin in 2016 could continue to compress if current market interest rates do not increase.

•	We cannot predict the timing of early payoffs of acquired loans and their effect on our future net interest margin.

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

Page-33

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

Beginning with the quarter ended March 31, 2016, Management enhanced its methodology for determining the quantitative and qualitative risk factors assigned to unimpaired loans in order to capture historical loss information at the loan level, track loss migration through risk grade deterioration, increase efficiencies related to performing the calculations, and refine how we incorporate environmental and other unique risk elements into our estimation of credit losses. The changes in methodology did not result in a material difference in general allowances. Prior to March 31,

Page-34

2016, under the Bank's allowance model, each segment was assigned a quantitative loss factor that was primarily based on a rolling twenty-quarter look-back at our historical losses for that particular segment, as well as a number of other assumptions. As of March 31, 2016, the quantitative risk factor for each segment utilizes historical loss or migration analysis loss methods based on loss history beginning March 2010.

Under the historical loss method, quarterly loss rates are calculated for each segment by dividing annualized net charge-offs during each quarter by the quarter's average segment balances. The quarterly loss rates are averaged over the entire loss history period. Under the migration analysis method, loss rates are calculated at the risk grade and segment levels by dividing the net charge-off amount by the total segment balance at the beginning of each migration period where the charged-off loan in question was present. Migration loss rates are averaged for each risk grade and segment for the entire loss history period. For each segment, the larger of the migration loss reserves or segment historical loss reserves is applied to the current loan balance. Qualitative factors are combined with these quantitative factors to arrive at the overall general allowances.

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

Page-35

The following table, Average Statements of Condition and Analysis of Net Interest Income, compares interest income and average interest-earning assets with interest expense and average interest-bearing liabilities for the periods presented. The table also presents net interest income, net interest margin and net interest rate spread for each period reported.

Average Statements of Condition and Analysis of Net Interest Income
	Three months ended			Three months ended
	June 30, 2016			June 30, 2015
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Interest-bearing due from banks [1]	$28,766	$39	0.54%	$76,710	$52	0.27%
Investment securities [2,3]	389,023	2,080	2.14%	319,032	1,842	2.31%
Loans [1,3,4]	1,440,847	16,416	4.51%	1,336,249	15,587	4.61%
Total interest-earning assets [1]	1,858,636	18,535	3.95%	1,731,991	17,481	3.99%
Cash and non-interest-bearing due from banks	40,540			48,955
Bank premises and equipment, net	8,827			9,841
Interest receivable and other assets, net	60,205			58,744
Total assets	$1,968,208			$1,849,531
Liabilities and Stockholders' Equity
Interest-bearing transaction accounts	$93,355	$28	0.12%	$94,960	$30	0.13%
Savings accounts	149,234	14	0.04%	131,564	12	0.04%
Money market accounts	510,727	107	0.08%	488,422	123	0.10%
Time accounts	160,031	192	0.48%	157,982	215	0.55%
Overnight borrowings[1]	1,082	1	0.40%	—	—	—%
FHLB fixed rate advances [1]	12,363	377	12.07%	15,000	79	2.07%
Subordinated debenture [1]	5,471	108	7.78%	5,259	105	7.90%
Total interest-bearing liabilities	932,263	827	0.36%	893,187	564	0.25%
Demand accounts	797,935			735,481
Interest payable and other liabilities	13,853			14,358
Stockholders' equity	224,157			206,505
Total liabilities & stockholders' equity	$1,968,208			$1,849,531
Tax-equivalent net interest income/margin [1]		$17,708	3.77%		$16,917	3.86%
Reported net interest income/margin [1]		$17,166	3.65%		$16,454	3.76%
Tax-equivalent net interest rate spread			3.59%			3.74%

Page-36

	Six months ended			Six months ended
	June 30, 2016			June 30, 2015
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Interest-bearing due from banks [1]	$18,881	$51	0.53%	$57,608	$72	0.25%
Investment securities [2,3]	408,539	4,344	2.13%	315,525	3,770	2.39%
Loans [1,3,4]	1,441,724	33,872	4.65%	1,343,977	31,263	4.63%
Total interest-earning assets [1]	1,869,144	38,267	4.05%	1,717,110	35,105	4.07%
Cash and non-interest-bearing due from banks	35,182			45,036
Bank premises and equipment, net	8,985			9,840
Interest receivable and other assets, net	59,200			58,440
Total assets	$1,972,511			$1,830,426
Liabilities and Stockholders' Equity
Interest-bearing transaction accounts	$97,173	$55	0.11%	$93,676	$60	0.13%
Savings accounts	145,866	28	0.04%	132,714	25	0.04%
Money market accounts	519,856	218	0.08%	487,630	250	0.10%
Time accounts	160,486	389	0.49%	156,055	437	0.56%
Overnight borrowings[1]	10,825	23	0.42%	197	—	—%
FHLB fixed rate advances [1]	13,681	456	6.59%	15,000	156	2.07%
Subordinated debenture [1]	5,445	216	7.86%	5,233	209	8.05%
Total interest-bearing liabilities	953,332	1,385	0.29%	890,505	1,137	0.26%
Demand accounts	782,757			720,342
Interest payable and other liabilities	14,917			14,973
Stockholders' equity	221,505			204,606
Total liabilities & stockholders' equity	$1,972,511			$1,830,426
Tax-equivalent net interest income/margin [1]		$36,882	3.90%		$33,968	3.93%
Reported net interest income/margin [1]		$35,804	3.79%		$33,061	3.83%
Tax-equivalent net interest rate spread			3.76%			3.81%

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

Second Quarter of 2016 Compared to Second Quarter of 2015

The tax-equivalent net interest margin was 3.77% in the second quarter of 2016, compared to 3.86% in the same quarter in the previous year.  The nine basis point decrease is primarily comprised of a seven basis point decrease from an FHLB advance prepayment fee and lower yields on investment securities and new loans resulting from the continued low interest rate environment, partially offset by higher loan and investment balances. The net interest spread also decreased 15 basis points over the same period for the same reasons.

The yield on average interest-earning assets decreased four basis points in the second quarter of 2016 compared to the second quarter of 2015 due to lower accretion on acquired loans and lower yields on newly purchased investment securities. Average loans as a percentage of average interest-earning assets were 77.5% and 77.2% for the three months ended June 30, 2016 and 2015, respectively. Total average interest-earning assets increased $126.6 million, or 7.3%, in the second quarter of 2016, compared to the second quarter of 2015, due to an increase in average securities of $70.0 million and average loans of $104.6 million, partially offset by a decrease of $47.9 million in average interest-bearing due from banks.

Page-37

First Six Months of 2016 Compared to First Six Months of 2015

The tax-equivalent net interest margin was 3.90% in the first six months of 2016, compared to 3.93% in the same period in the previous year.  The three basis point decrease is primarily comprised of a four basis point decrease from the FHLB advance prepayment fee and lower yields on investment securities, partially offset by higher gains on the payoff of PCI loans, which added eight basis points during the first half of 2016 as seen in the table below. The net interest spread also decreased five basis points over the same period for the same reasons.

The yield on average interest-earning assets decreased two basis points in the first six months of 2016 compared to the same period in 2015 due to the reasons listed above. Average loans as a percentage of average interest-earning assets were 77.1% and 78.3% for the six months ended June 30, 2016 and 2015, respectively. Total average interest-earning assets increased $152.0 million, or 8.9%, in the first six months of 2016, compared to the same period in 2015, due to an increase in average loans of $97.7 million and average securities of $93.0 million, partially offset by a decrease of $38.7 million in average interest-bearing due from banks.

Market interest rates are, in part, based on the target federal funds interest rate (the interest rate banks charge each other for short-term borrowings) implemented by the Federal Reserve Open Market Committee ("FOMC"). In December 2015, the FOMC raised the target federal funds rate by 25 basis points to a range of 0.25% to 0.50% from the historic low of 0.00% to 0.25% that had not changed during the previous seven years. The prolonged low interest rate environment, especially the low long-term interest rates, has resulted in downward pricing pressure on our interest-earning assets. We have experienced significant net interest margin compression over the last several years and our net interest margin in 2016 may continue to compress if current market interest rates do not increase.

Early payoffs or prepayments of our acquired loans with significant unamortized purchase discount/premium could result in volatility in our net interest margin and cannot be predicted. As our acquired loans continue to pay off, we expect the accretion on acquired loans to continue to decline. Accretion and gains on payoffs of purchased loans recorded to interest income were as follows:

	Three months ended				Six months ended
	June 30, 2016		June 30, 2015		June 30, 2016		June 30, 2015
(dollars in thousands)	Dollar Amount	Basis point impact to net interest margin	Dollar Amount	Basis point impact to net interest margin	Dollar Amount	Basis point impact to net interest margin	Dollar Amount	Basis point impact to net interest margin
Accretion on PCI loans	$87	2 bps	$120	3 bps	$185	2 bps	$239	3 bps
Accretion on non-PCI loans	$317	7 bps	$465	11 bps	$647	7 bps	$837	10 bps
Gains on pay-offs of PCI loans	$—	0 bps	$—	0 bps	$740	8 bps	$43	0 bps

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

There was no provision for loan losses recorded in the second quarter of 2016 as the loan portfolio did not increase and the portfolio's credit quality continued to improve. No provision for loan losses was recorded in the prior quarter or the same quarter a year ago. Net recoveries in the second quarter of 2016 totaled $59 thousand, compared to $802 thousand of net charge-offs in the same quarter a year ago. A protracted problem land development loan was sold in the second quarter of 2015 resulting in an $839 thousand charge-off.

No provision for loan losses was recorded in the first half of 2016 or 2015. Net recoveries were $89 thousand in the first half of 2016, compared to net charge-offs of $745 thousand in the first half of 2015.

The allowance for loan losses totaled 1.04% of loans at June 30, 2016, compared to 1.03% at December 31, 2015. Non-accrual loans totaled $2.7 million, or 0.19% of Bancorp's loan portfolio at June 30, 2016, compared to $2.2 million, or 0.15% at December 31, 2015.

Page-38

Impaired loan balances totaled $22.6 million at June 30, 2016, compared to $21.2 million at December 31, 2015, with specific valuation allowances of $1.4 million and $1.2 million for the same respective dates. The increase in both impaired loan balances and the related specific valuation allowance primarily relates to the addition of two performing commercial real estate loans modified in a Troubled Debt Restructuring (“TDR”), and a home equity loan and commercial real estate loan that were transfered to non-accrual status. Loans with "substandard" risk grades decreased to $20.4 million at June 30, 2016, from $22.3 million at December 31, 2015. There were no loans with "doubtful" risk grades at June 30, 2016 or December 31, 2015.

Non-interest Income

The table below details the components of non-interest income.

	Three months ended		Amount	Percent
(dollars in thousands)	June 30, 2016	June 30, 2015	Increase (Decrease)	Increase (Decrease)
Service charges on deposit accounts	$441	$504	$(63)	(12.5)%
Wealth Management and Trust Services	527	603	(76)	(12.6)%
Debit card interchange fees	381	368	13	3.5%
Merchant interchange fees	128	129	(1)	(0.8)%
Earnings on bank-owned life insurance	209	203	6	3.0%
Dividends on FHLB stock	185	461	(276)	(59.9)%
Gains on investment securities, net	284	—	284	NM
Other income	266	340	(74)	(21.8)%
Total non-interest income	$2,421	$2,608	$(187)	(7.2)%

	Six months ended		Amount	Percent
(dollars in thousands)	June 30, 2016	June 30, 2015	Increase (Decrease)	Increase (Decrease)
Service charges on deposit accounts	$897	$1,029	$(132)	(12.8)%
Wealth Management and Trust Services	1,093	1,241	(148)	(11.9)%
Debit card interchange fees	719	715	4	0.6%
Merchant interchange fees	241	259	(18)	(6.9)%
Earnings on bank-owned life insurance	410	406	4	1.0%
Dividends on FHLB stock	354	608	(254)	(41.8)%
Gains on investment securities, net	394	8	386	4,825.0%
Other income	476	531	(55)	(10.4)%
Total non-interest income	$4,584	$4,797	$(213)	(4.4)%
NM - Not Meaningful

Non-interest income decreased $187 thousand from the second quarter of 2015 to $2.4 million. The decrease relates predominantly to a $305 thousand special cash dividend on FHLB stock, and $147 thousand one-time settlement recorded in other income, both received in the second quarter of 2015. These decreases were partially offset by the $284 thousand gain on the sale of four available-for-sale securities in the second quarter of 2016.

Non-interest income decreased $213 thousand to $4.6 million for the first six months of 2016 compared to $4.8 million for the first six months of 2015. The decrease resulted from lower dividends on FHLB stock, lower wealth management-related fees, and lower service charges on deposit accounts, partially offset by gains on the sale of investment securities.

Page-39

Non-interest Expense

The table below details the components of non-interest expense.

	Three months ended		Amount	Percent
(dollars in thousands)	June 30, 2016	June 30, 2015	Increase (Decrease)	Increase (Decrease)
Salaries and related benefits	$6,724	$6,672	$52	0.8%
Occupancy and equipment	1,175	1,493	(318)	(21.3)%
Depreciation and amortization	441	650	(209)	(32.2)%
Federal Deposit Insurance Corporation insurance	246	253	(7)	(2.8)%
Data processing	916	792	124	15.7%
Professional services	554	515	39	7.6%
Directors' expense	116	247	(131)	(53.0)%
Information technology	165	216	(51)	(23.6)%
Provision for (reversal of) losses on off-balance sheet commitments	150	(109)	259	NM
Other non-interest expense
Advertising	98	46	52	113.0%
Other expense	1,432	1,544	(112)	(7.3)%
Total other non-interest expense	1,530	1,590	(60)	(3.8)%
Total non-interest expense	$12,017	$12,319	$(302)	(2.5)%

	Six months ended		Amount	Percent
(dollars in thousands)	June 30, 2016	June 30, 2015	Increase (Decrease)	Increase (Decrease)
Salaries and related benefits	$13,472	$13,462	$10	0.1%
Occupancy and equipment	2,456	2,835	(379)	(13.4)%
Depreciation and amortization	894	1,071	(177)	(16.5)%
Federal Deposit Insurance Corporation insurance	507	489	18	3.7%
Data processing	1,772	1,578	194	12.3%
Professional services	1,052	1,079	(27)	(2.5)%
Directors' expense	305	438	(133)	(30.4)%
Information technology	358	368	(10)	(2.7)%
Provision for (reversal of) losses on off-balance sheet commitments	150	(310)	460	NM
Other non-interest expense
Advertising	201	122	79	64.8%
Other expense	2,860	3,044	(184)	(6.0)%
Total other non-interest expense	3,061	3,166	(105)	(3.3)%
Total non-interest expense	$24,027	$24,176	$(149)	(0.6)%
NM - Not Meaningful

Non-interest expense decreased $302 thousand to $12.0 million in the second quarter of 2016 compared to $12.3 million in the second quarter of 2015. The decrease was primarily due to a reduction in rent expense related to the relocation of offices in 2016, and one-time lease accounting adjustments in 2015 as well as higher director expenses incurred in 2015 related to education costs and strategic matters. These decreases were partially offset by a $150 thousand provision for off-balance sheet commitments in the second quarter of 2016, compared to a reversal of $109 thousand last year, and higher data processing expense mainly due to enhancing security features of our Visa debit cards and consulting services related to compliance systems.

Non-interest expense decreased $149 thousand to $24.0 million for the first six months of 2016 compared to $24.2 million for the first six months of 2015. The decrease resulted from the same reasons described above and higher expenses related to OREO included in other non-interest expense for the first six months of 2015.

Page-40

Provision for Income Taxes

The provision for income taxes for the second quarter of 2016 totaled $2.7 million at an effective tax rate of 36.1%, compared to $2.5 million at an effective tax rate of 36.4% in the same quarter last year. The provision for income taxes for the first half of 2016 totaled $5.9 million at an effective tax rate of 35.9%, compared to $4.9 million at an effective tax rate of 36.1% for the first half of 2015. These provisions reflect accruals for taxes at the applicable rates for federal income tax and California franchise tax based upon reported pre-tax income, and adjusted for the effects of all permanent differences between income for tax and financial reporting purposes (such as earnings on qualified municipal securities, BOLI, and certain tax-exempt loans). We forecast annual pre-tax income and these permanent differences to project our effective tax rates. As a result, there are fluctuations in the effective rate from period to period based on the relationship of net permanent differences to income before tax.

We file a consolidated return in the U.S. Federal tax jurisdiction and a combined return in the State of California tax jurisdiction. There were no ongoing federal or state income tax examinations at the issuance of this report. At June 30, 2016, neither the Bank nor Bancorp had accruals for interest and penalties related to unrecognized tax benefits.

FINANCIAL CONDITION SUMMARY

At June 30, 2016, assets totaled $1,950.5 million, a decrease of $80.6 million when compared to $2,031.1 million at December 31, 2015, primarily due to a decrease in investment securities of $105.6 million with corresponding reductions in borrowings and deposits totaling $67.0 million and $22.6 million, respectively. New loan volume of approximately $73.6 million in the first half of 2016 was offset by pay-offs of approximately $77.4 million, and combined with scheduled payments and advances on existing loan commitments, produced a net decrease of $2.8 million from December 31, 2015. We believe our loan and deposit pipelines are presently robust, reflecting growth prospects in all of our markets. We have replenished our loan pipeline which is now at its highest level since the end of the year after funding $114 million in loans during the fourth quarter of 2015.

Investment Securities

Investment securities in our portfolio that may be backed by mortgages having sub-prime or Alt-A features (certain privately issued CMOs) represent 0.2% of our total investment portfolio at both June 30, 2016 and December 31, 2015.

We sold eight available-for-sale securities in 2016 at net gains of $393.9 thousand with total proceeds of $68.7 million to pay down our borrowings.

The table below summarizes our investment in obligations of state and political subdivisions at June 30, 2016 and December 31, 2015.

	June 30, 2016			December 31, 2015
(dollars in thousands)	Amortized Cost	Fair Value	% of Total State and Political Subdivisions	Amortized Cost	Fair Value	% of Total State and Political Subdivisions
Within California:
General obligation bonds	$17,985	$18,379	17.3%	$18,642	$18,830	18.6%
Revenue bonds	13,726	14,160	13.2	15,453	15,767	15.5
Tax allocation bonds	5,361	5,570	5.2	5,411	5,603	5.4
Total within California	37,072	38,109	35.7	39,506	40,200	39.5
Outside California:
General obligation bonds	58,174	60,039	56.1	51,920	52,990	51.9
Revenue bonds	8,488	8,640	8.2	8,603	8,629	8.6
Total outside California	66,662	68,679	64.3	60,523	61,619	60.5
Total obligations of state and political subdivisions	$103,734	$106,788	100.0%	$100,029	$101,819	100.0%

The portion of the portfolio outside the state of California is distributed among nineteen states. The largest concentrations are in Washington (12.2%), Minnesota (7.4%), and Wisconsin (6.4%). Revenue bonds, both within

Page-41

and outside California, primarily consisted of bonds relating to essential services (such as public improvements and utilities) and school district bonds.

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

Loans

New loan originations were strong at approximately $73.6 million in the first six months of 2016. Investor commercial real estate and commercial and industrial, including related owner-occupied commercial real estate, accounted for the majority of the new loan volume for the first half of 2016. Loan originations were offset by pay-offs of approximately $77.4 million. Two investor commercial real estate loans totaling $22 million accounted for approximately 29% of pay-offs. One of these was a $13 million credit for which the Bank chose not to match a competitor's highly aggressive loan terms as they were not consistent with our credit policy. The remaining $9 million loan was a planned payoff, which facilitated new financing on a related property.

Our residential loan portfolio does not include sub-prime loans, nor is it our practice to underwrite loans commonly referred to as "Alt-A mortgages," the characteristics of which are loans lacking full documentation, borrowers having low FICO scores, or collateral compositions reflecting high loan-to-value ratios. Refer to Note 5 for the composition of outstanding loans by class.

Liabilities

During the first six months of 2016, total liabilities decreased $92.7 million to $1,724.0 million. At June 30, 2016, deposits totaled $1,705.6 million, a decrease of $22.6 million from December 31, 2015. Fluctuation in deposits was primarily due to normal business activity for new and existing commercial customers and the nature of their businesses. We paid off $67.0 million of borrowings from December 31, 2015, including a $15 million fixed rate Federal Home Loan Bank advance to reduce our cost of funds going forward.

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

Page-42

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

To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, Tier 1 leverage, and common equity Tier 1 ratios as set forth in the second table below. The most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action as of March 31, 2016. There are no conditions or events since that notification that Management believes have changed the Bank’s categories, and we expect the Bank to remain well capitalized for prompt corrective action purposes.

The Bancorp’s and Bank’s capital adequacy ratios as of June 30, 2016 and December 31, 2015 are presented in the following tables. Bancorp's Tier 1 capital includes the subordinated debentures, which are not included at the Bank level. We continued to build capital in 2016 through the accumulation of net income.

Capital Ratios for Bancorp (dollars in thousands)	Actual Ratio		Adequately Capitalized Threshold[1]
June 30, 2016	Amount	Ratio	Amount	Ratio
Total Capital (to risk-weighted assets)	$236,625	14.05%	≥ $145,236	≥ 8.625%
Tier 1 Capital (to risk-weighted assets)	$220,638	13.10%	≥ $111,558	≥ 6.625%
Tier 1 Capital (to average assets)	$220,638	11.28%	≥ $ 78,246	≥ 4.000%
Common Equity Tier 1 (to risk-weighted assets)	$215,541	12.80%	≥ $ 86,300	≥ 5.125%
December 31, 2015
Total Capital (to risk-weighted assets)	$227,269	13.37%	≥ $135,996	≥ 8.00%
Tier 1 Capital (to risk-weighted assets)	$211,521	12.44%	≥ $101,997	≥ 6.00%
Tier 1 Capital (to average assets)	$211,521	10.67%	≥ $ 79,296	≥ 4.00%
Common Equity Tier 1 (to risk-weighted assets)	$206,724	12.16%	≥ $ 76,498	≥ 4.50%

1 The 2016 adequately capitalized threshold includes the capital conservation buffer that was effective January 1, 2016. These ratios are not reflected on a fully phased-in basis, which will occur in January 2019.

Page-43

Capital Ratios for the Bank (dollars in thousands)	Actual Ratio		Adequately Capitalized Threshold[1]		Ratio to be Well Capitalized under Prompt Corrective Action Provisions
June 30, 2016	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk-weighted assets)	$232,612	13.82%	≥ $145,205	≥ 8.625%	≥ $168,354	≥10.00%
Tier 1 Capital (to risk-weighted assets)	$216,625	12.87%	≥ $111,535	≥ 6.625%	≥ $134,683	≥ 8.00%
Tier 1 Capital (to average assets)	$216,625	11.08%	≥ $ 78,232	≥ 4.000%	≥ $ 97,789	≥ 5.00%
Common Equity Tier 1 (to risk-weighted assets)	$216,625	12.87%	≥ $ 86,281	≥ 5.125%	≥ $109,430	≥ 6.50%
December 31, 2015
Total Capital (to risk-weighted assets)	$222,830	13.11%	≥ $135,968	≥ 8.00%	≥ $169,960	≥10.00%
Tier 1 Capital (to risk-weighted assets)	$207,082	12.18%	≥ $101,976	≥ 6.00%	≥ $135,968	≥ 8.00%
Tier 1 Capital (to average assets)	$207,082	10.45%	≥ $ 79,268	≥ 4.00%	≥ $ 99,085	≥ 5.00%
Common Equity Tier 1 (to risk-weighted assets)	$207,082	12.18%	≥ $ 76,482	≥ 4.50%	≥ $110,474	≥ 6.50%

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

Management monitors our liquidity position daily. Our liquid assets totaled $287.5 million at June 30, 2016 which included unencumbered available-for-sale securities (after applying valuation haircut) and cash. We attract and retain new deposits, which depends upon the variety and effectiveness of our customer account products, service and convenience, and rates paid to customers, as well as our financial strength. Any long-term decline in retail deposit funding would adversely affect our liquidity. We repaid $67 million of borrowings from the FHLB during the first six months of 2016 to lower our cost of funds going forward. In addition, we had an influx of deposits from several large commercial depositors in late 2015 that were withdrawn in early 2016 due to their business operation models. As a result, our liquid assets declined $87.5 million from December 31, 2015 to June 30, 2016. Management regularly adjusts our investments in liquid assets based upon our assessment of expected loan demand and payoff activities, expected deposit flows, desired mix and yields on interest-earning assets, and the objectives of our asset/liability management program. In addition, we have secured borrowing capacity through the FHLB and FRBSF that can be drawn upon. Management anticipates our current strong liquidity position and core deposit base will provide adequate liquidity to fund our operations.

As presented in the accompanying unaudited consolidated statements of cash flows, the sources of liquidity vary between periods. Our cash and cash equivalents at June 30, 2016 totaled $55.4 million, an increase of $29.1 million from December 31, 2015. The primary sources of funds during the first six months of 2016 included $109.2 million in proceeds from sales, pay-downs and maturities of investment securities, net of purchases, $5.0 million in loan principal collections (net of loan originations), and $10.5 million net cash provided by operating activities. The primary uses of liquidity during the first six months of 2016 were the repayment of $67.0 million in borrowings and a decline in net deposits of $22.6 million.

In addition to cash and cash equivalents, we have substantial additional borrowing capacity as discussed in Note 6 to the consolidated financial statements.

Page-44

Undrawn credit commitments, as discussed in Note 8 to the consolidated financial statements, totaled $418.2 million at June 30, 2016. These commitments, to the extent used, are expected to be funded primarily through the repayment of existing loans, deposit growth and liquid assets. Over the next twelve months, $115.7 million of time deposits will mature. We expect these funds to be replaced with new deposits. Our emphasis on local deposits combined with our well capitalized equity position, provides a very stable funding base.

Since Bancorp is a holding company and does not conduct regular banking operations, its primary sources of liquidity are dividends from the Bank. Under the California Financial Code, payment of a dividend from the Bank to Bancorp without advance regulatory approval is restricted to the lesser of the Bank’s retained earnings or the amount of the Bank’s net profits from the previous three fiscal years less the amount of dividends paid during that period. The primary uses of funds for Bancorp are shareholder dividends and ordinary operating expenses.  Bancorp held $3.6 million of cash at June 30, 2016. Bancorp obtained dividend distributions from the Bank in the amount of $3.0 million in January 2016. The Board of Directors approved an additional $3.4 million dividend from the Bank to Bancorp in July 2016 to cover Bancorp's operational needs and cash dividends to shareholders through the end of 2016. Management anticipates that there will be sufficient earnings at the Bank to provide dividends to Bancorp to meet its funding requirements for the foreseeable future.

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

Based on our most recent simulation, net interest income is projected to decrease by approximately 0.1% in year one given an immediate 200 basis point increase in interest rates and increase by approximately 5% in year two. The interest rate risk is within policy guidelines established by ALCO and the Board of Directors.

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

Page-45

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

During the last fiscal quarter there were no significant changes that materially affected, or are reasonably likely to affect, our internal control over financial reporting.

Page-46

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

ITEM 2       Unregistered Sales of Equity Securities and Use of Proceeds

We did not have any unregistered sales or repurchases of our equity securities during the three months ended June 30, 2016.

ITEM 3       Defaults Upon Senior Securities

None.

ITEM 4      Mine Safety Disclosures

Not applicable.

ITEM 5      Other Information

None.

Page-47

ITEM 6       Exhibits

The following exhibits are filed as part of this report or hereby incorporated by references to filings previously made with the SEC.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
2.01	Modified Whole Bank Purchase and Assumption Agreement dated February 18, 2011 among Federal Deposit Insurance Corporation, Receiver of Charter Oak Bank, Napa, California, Federal Deposit Insurance Corporation, and Bank of Marin	8-K	001-33572	99.2	February 28, 2011
2.02	Agreement and Plan of Merger with NorCal Community Bancorp, dated July 1, 2013	8-K	001-33572	2.1	July 5, 2013
3.01	Articles of Incorporation, as amended	10-Q	001-33572	3.01	November 7, 2007
3.02	Bylaws	10-Q	001-33572	3.02	May 9, 2011
3.02a	Bylaw Amendment	8-K	001-33572	3.03	July 6, 2015
4.01	Rights Agreement dated as of July 2, 2007	8-A12B	001-33572	4.1	July 2, 2007
4.01a	Rights Agreement, Amendment No. 1, dated June 17, 2016	8-K	001-33572	4.2	June 22, 2016
10.01	2007 Employee Stock Purchase Plan	S-8	333-144810	4.1	July 24, 2007
10.02	1989 Stock Option Plan	S-8	333-144807	4.1	July 24, 2007
10.03	1999 Stock Option Plan	S-8	333-144808	4.1	July 24, 2007
10.04	2007 Equity Plan	S-8	333-144809	4.1	July 24, 2007
10.05	2010 Director Stock Plan	S-8	333-167639	4.1	June 21, 2010
10.06	Form of Indemnification Agreement for Directors and Executive Officers dated August 9, 2007	10-Q	001-33572	10.06	November 7, 2007
10.07	Form of Employment Agreement dated January 23, 2009	8-K	001-33572	10.1	January 26, 2009
10.08	Intentionally left blank
10.09	2010 Annual Individual Incentive Compensation Plan	8-K	001-33572	99.1	October 21, 2010
10.10a	Salary Continuation Agreements with executive officers, Russell Colombo, Chief Executive Officer and Peter Pelham, Director of Retail Banking, dated January 1, 2011	8-K	001-33572	10.1 10.4	January 6, 2011
10.10b	Salary Continuation Agreements with executive officers, Tani Girton, Chief Financial Officer, dated October 18, 2013 and Elizabeth Reizman, Chief Credit Officer, dated July 20, 2014	8-K	001-33572	10.2 10.3	November 4, 2014
10.10c	Salary Continuation Agreements for executive officer Timothy Myers, Executive Vice President and Commercial Banking Manager, dated May 28, 2015	8-K	001-33572	10.4	June 2, 2015
10.11	2007 Form of Change in Control Agreement	8-K	001-33572	10.1	October 31, 2007
10.12	Information Technology Services Agreement with Fidelity Information Services, LLC, dated July 11, 2012	8-K	001-33572	10.1	July 17, 2012

11.01	Earnings Per Share Computation - included in Note 1 to the Consolidated Financial Statements					Filed
14.02	Code of Ethical Conduct, dated October 17, 2014	10-K	001-33572	14.02	March 12, 2015
31.01	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					Filed
31.02	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					Filed
32.01	Certification pursuant to 18 U.S.C. §1350 as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002					Filed
101.01*	XBRL Interactive Data File					Furnished

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

Bank of Marin Bancorp
(registrant)

August 5, 2016	/s/ Russell A. Colombo
Date	Russell A. Colombo
President &
Chief Executive Officer
(Principal Executive Officer)

August 5, 2016	/s/ Tani Girton
Date	Tani Girton
Executive Vice President &
Chief Financial Officer
(Principal Financial Officer)

August 5, 2016	/s/ Cecilia Situ
Date	Cecilia Situ
First Vice President &
Manager of Finance & Treasury
(Principal Accounting Officer)

Page-50