Form 10-Q
period 2016-09-30
Bank of Marin Bancorp
filed 2016-11-07
CIK 1403475

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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
Yes   ☐     No  ☒

As of October 31, 2016, there were 6,123,181 shares of common stock outstanding.

Page-2

PART I       FINANCIAL INFORMATION

ITEM 1.  Financial Statements

BANK OF MARIN BANCORP CONSOLIDATED STATEMENTS OF CONDITION at September 30, 2016 and December 31, 2015

(in thousands, except share data; unaudited)	September 30, 2016	December 31, 2015
Assets
Cash and due from banks	$96,930	$26,343
Investment securities
Held-to-maturity, at amortized cost	46,423	69,637
Available-for-sale, at fair value	378,996	417,787
Total investment securities	425,419	487,424
Loans, net of allowance for loan losses of $15,713 and $14,999 at September 30, 2016 and December 31, 2015, respectively	1,451,950	1,436,229
Bank premises and equipment, net	8,611	9,305
Goodwill	6,436	6,436
Core deposit intangible	2,713	3,113
Interest receivable and other assets	62,762	62,284
Total assets	$2,054,821	$2,031,134

Liabilities and Stockholders' Equity
Liabilities
Deposits
Non-interest bearing	$860,638	$770,087
Interest bearing
Transaction accounts	91,979	114,277
Savings accounts	156,225	141,316
Money market accounts	533,682	541,089
Time accounts	158,945	161,457
Total deposits	1,801,469	1,728,226
Federal Home Loan Bank ("FHLB") and other borrowings	—	67,000
Subordinated debentures	5,540	5,395
Interest payable and other liabilities	16,032	16,040
Total liabilities	1,823,041	1,816,661

Stockholders' Equity
Preferred stock, no par value, Authorized - 5,000,000 shares, none issued	—	—
Common stock, no par value, Authorized - 15,000,000 shares; Issued and outstanding - 6,123,181 and 6,068,543 at September 30, 2016 and December 31, 2015, respectively	86,926	84,727
Retained earnings	142,427	129,553
Accumulated other comprehensive income, net	2,427	193
Total stockholders' equity	231,780	214,473
Total liabilities and stockholders' equity	$2,054,821	$2,031,134

The accompanying notes are an integral part of these consolidated financial statements (unaudited).

Page-3

BANK OF MARIN BANCORP CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three months ended		Nine months ended
(in thousands, except per share amounts; unaudited)	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Interest income
Interest and fees on loans	$17,840	$15,498	$51,078	$46,164
Interest on investment securities
Securities of U.S. government agencies	1,283	1,223	3,826	3,248
Obligations of state and political subdivisions	569	527	1,743	1,578
Corporate debt securities and other	38	162	220	546
Interest on Federal funds sold and short-term investments	104	35	155	107
Total interest income	19,834	17,445	57,022	51,643
Interest expense
Interest on interest-bearing transaction accounts	27	28	82	88
Interest on savings accounts	15	12	43	37
Interest on money market accounts	112	125	330	375
Interest on time accounts	190	212	579	649
Interest on FHLB and other borrowings	—	80	478	236
Interest on subordinated debentures	109	105	325	314
Total interest expense	453	562	1,837	1,699
Net interest income	19,381	16,883	55,185	49,944
(Reversal of) provision for loan losses	(1,550)	—	(1,550)	—
Net interest income after provision for loan losses	20,931	16,883	56,735	49,944
Non-interest income
Service charges on deposit accounts	447	489	1,344	1,518
Wealth Management and Trust Services	506	568	1,599	1,809
Debit card interchange fees	393	372	1,112	1,087
Merchant interchange fees	114	171	355	430
Earnings on bank-owned life insurance	216	204	626	610
Dividends on FHLB stock	223	209	577	817
Gains on investment securities, net	—	72	394	80
Other income	215	213	691	744
Total non-interest income	2,114	2,298	6,698	7,095
Non-interest expense
Salaries and related benefits	6,683	6,300	20,155	19,762
Occupancy and equipment	1,275	1,346	3,731	4,181
Depreciation and amortization	449	441	1,343	1,512
Federal Deposit Insurance Corporation insurance	253	250	760	739
Data processing	894	835	2,666	2,413
Professional services	476	493	1,528	1,572
Directors' expense	143	182	448	620
Information technology	307	186	665	554
Provision for losses on off-balance sheet commitments	—	324	150	14
Other expense	1,430	1,281	4,491	4,447
Total non-interest expense	11,910	11,638	35,937	35,814
Income before provision for income taxes	11,135	7,543	27,496	21,225
Provision for income taxes	4,171	2,770	10,049	7,709
Net income	$6,964	$4,773	$17,447	$13,516
Net income per common share:
Basic	$1.14	$0.80	$2.87	$2.27
Diluted	$1.14	$0.79	$2.86	$2.23
Weighted average shares:
Basic	6,083	5,963	6,070	5,943
Diluted	6,117	6,067	6,106	6,059
Dividends declared per common share	$0.25	$0.22	$0.75	$0.66
Comprehensive income:
Net income	$6,964	$4,773	$17,447	$13,516
Other comprehensive income
Change in net unrealized (loss) gain on available-for-sale securities	(831)	1,523	4,211	1,037
Reclassification adjustment for gains on available-for-sale securities included in net income	—	—	(394)	(8)
Net change in unrealized (loss) gain on available-for-sale securities, before tax	(831)	1,523	3,817	1,029
Deferred tax (benefit) expense	(367)	654	1,583	517
Other comprehensive (loss) income, net of tax	(464)	869	2,234	512
Comprehensive income	$6,500	$5,642	$19,681	$14,028
The accompanying notes are an integral part of these consolidated financial statements (unaudited).

Page-4

BANK OF MARIN BANCORP CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
for the year ended December 31, 2015 and the nine months ended September 30, 2016

(in thousands, except share data; unaudited)	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Taxes	Total
	Shares	Amount
Balance at December 31, 2014	5,939,482	$82,436	$116,502	$1,088	$200,026
Net income	—	—	18,441	—	18,441
Other comprehensive loss	—	—	—	(895)	(895)
Stock options exercised	37,071	1,139	—	—	1,139
Excess tax benefit - stock-based compensation	—	212	—	—	212
Stock issued under employee stock purchase plan	339	17	—	—	17
Restricted stock granted	15,970	—	—	—	—
Restricted stock forfeited / cancelled	(450)	—	—	—	—
Stock-based compensation - stock options	—	252	—	—	252
Stock-based compensation - restricted stock	—	384	—	—	384
Cash dividends paid on common stock	—	—	(5,390)	—	(5,390)
Stock purchased by directors under director stock plan	245	12	—	—	12
Stock issued in payment of director fees	5,295	275	—	—	275
Stock issued from exercise of warrants	70,591	—	—	—	—
Balance at December 31, 2015	6,068,543	$84,727	$129,553	$193	$214,473
Net income	—	—	17,447	—	17,447
Other comprehensive income	—	—	—	2,234	2,234
Stock options exercised	32,117	1,087	—	—	1,087
Excess tax benefit - stock-based compensation	—	119	—	—	119
Stock issued under employee stock purchase plan	488	23	—	—	23
Restricted stock granted	16,910	—	—	—	—
Stock-based compensation - stock options	—	266	—	—	266
Stock-based compensation - restricted stock	—	444	—	—	444
Cash dividends paid on common stock	—	—	(4,573)	—	(4,573)
Stock purchased by directors under director stock plan	516	26	—	—	26
Stock issued in payment of director fees	4,607	234	—	—	234
Balance at September 30, 2016	6,123,181	$86,926	$142,427	$2,427	$231,780

The accompanying notes are an integral part of these consolidated financial statements (unaudited).

Page-5

BANK OF MARIN BANCORP CONSOLIDATED STATEMENTS OF CASH FLOWS
for the nine months ended September 30, 2016 and 2015

(in thousands; unaudited)	September 30, 2016	September 30, 2015
Cash Flows from Operating Activities:
Net income	$17,447	$13,516
Adjustments to reconcile net income to net cash provided by operating activities:
(Reversal of) provision for loan losses	(1,550)	—
Provision for losses on off-balance sheet commitments	150	14
Compensation expense via common stock for director fees	146	207
Stock-based compensation expense	710	477
Excess tax benefits from exercised or vested stock-based awards	(119)	(150)
Amortization of core deposit intangible	400	464
Amortization of investment security premiums, net of accretion of discounts	2,293	2,038
Accretion of discount on acquired loans	(1,526)	(1,569)
Accretion of discount on subordinated debentures	145	158
Net amortization of deferred loan origination costs/fees	100	(374)
Write-down of other real estate owned	13	40
Gain on sale of investment securities	(394)	(80)
Depreciation and amortization	1,343	1,512
Loss on disposal of premises and equipment	3	4
Earnings on bank-owned life insurance policies	(626)	(610)
Net change in operating assets and liabilities:
Interest receivable	998	303
Interest payable	(49)	(13)
Deferred rent and other rent-related expenses	(287)	42
Other assets	1,364	1,930
Other liabilities	(246)	(819)
Total adjustments	2,868	3,574
Net cash provided by operating activities	20,315	17,090
Cash Flows from Investing Activities:
Purchase of held-to-maturity securities	(2,424)	(2,375)
Purchase of available-for-sale securities	(138,432)	(189,755)
Proceeds from sale of available-for-sale securities	68,673	1,559
Proceeds from sale of held-to-maturity securities	—	1,015
Purchase of bank-owned life insurance policies	(2,133)	—
Proceeds from paydowns/maturity of held-to-maturity securities	25,150	30,529
Proceeds from paydowns/maturity of available-for-sale securities	110,978	54,966
Proceeds from the sale of loan	—	1,502
Loans originated and principal collected, net	(11,723)	403
Purchase of FHLB stock	(1,792)	(136)
Purchase of premises and equipment	(652)	(1,194)
Cash paid for low income housing tax credit investment	(298)	(645)
Net cash provided by (used in) investing activities	47,347	(104,131)
Cash Flows from Financing Activities:
Net increase in deposits	73,243	83,863
Proceeds from stock options exercised	1,087	888
Proceeds from stock issued under employee and director stock purchase plans	49	24
Repayment of Federal Home Loan Bank borrowings	(67,000)	—
Cash dividends paid on common stock	(4,573)	(3,936)
Excess tax benefits from exercised or vested stock-based awards	119	150
Net cash provided by financing activities	2,925	80,989
Net increase (decrease) in cash and cash equivalents	70,587	(6,052)
Cash and cash equivalents at beginning of period	26,343	41,367
Cash and cash equivalents at end of period	$96,930	$35,315
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,741	$1,554
Cash paid for income taxes	$9,095	$6,603
Supplemental disclosure of non-cash investing and financing activities:
Change in unrealized gain on available-for-sale securities	$3,817	$(1,029)
Transfer of loan to loans held-for-sale at fair value	$—	$1,502
Subscription in low income housing tax credit investment	$—	$1,023
Stock issued in payment of director fees	$234	$275
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

	Three months ended		Nine months ended
(in thousands, except per share data)	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Weighted average basic shares outstanding	6,083	5,963	6,070	5,943
Potentially dilutive common shares related to:
Stock options	27	35	30	41
Unvested restricted stock awards	7	5	6	5
Warrant	—	64	—	70
Weighted average diluted shares outstanding	6,117	6,067	6,106	6,059
Net income	$6,964	$4,773	$17,447	$13,516
Basic EPS	$1.14	$0.80	$2.87	$2.27
Diluted EPS	$1.14	$0.79	$2.86	$2.23
Weighted average anti-dilutive shares not included in the calculation of diluted EPS	71	42	65	35

Page-7

Note 2: Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU is a converged standard involving FASB and International Financial Reporting Standards that provides a single comprehensive revenue recognition model for all contracts with customers across transactions and industries. The core principal of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount and at a time that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Subsequent updates related to Revenue from Contracts with Customers (Topic 606) are as follows:

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This ASU provides guidance on how to present and classify eight specific cash flow issues in the statement of cash flows. The ASU is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The amendments should be applied using a retrospective transition method to each period presented, if practical. We do not expect this ASU to have a material impact on our financial condition or results of operations.

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

Page-9

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

The following table summarizes our assets and liabilities that were required to be recorded at fair value on a recurring basis.

(in thousands) Description of Financial Instruments	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2016
Securities available-for-sale:
Mortgage-backed securities and collateralized mortgage obligations issued by U.S. government-sponsored agencies	$252,824	$—	$252,199	$625
Debentures of government-sponsored agencies	40,576	—	40,576	—
Privately-issued collateralized mortgage obligations	560	—	560	—
Obligations of state and political subdivisions	80,027	—	80,027	—
Corporate bonds	5,009	—	5,009	—
Derivative financial liabilities (interest rate contracts)	2,480	—	2,480	—
December 31, 2015
Securities available-for-sale:
Mortgage-backed securities and collateralized mortgage obligations issued by U.S. government-sponsored agencies	$190,093	$—	$188,381	$1,712
Debentures of government-sponsored agencies	160,892	—	160,892	—
Privately-issued collateralized mortgage obligations	4,150	—	4,150	—
Obligations of state and political subdivisions	57,673	—	57,673	—
Corporate bonds	4,979	—	4,979	—
Derivative financial assets (interest rate contracts)	3	—	3	—
Derivative financial liabilities (interest rate contracts)	1,658	—	1,658	—

Securities available-for-sale are recorded at fair value on a recurring basis. When available, quoted market prices (Level 1) are used to determine the fair value of securities available-for-sale. If quoted market prices are not available, we obtain pricing information from a reputable third-party service provider, who may utilize valuation techniques that use current market-based or independently sourced parameters, such as bid/ask prices, dealer-quoted prices, interest rates, benchmark yield curves, prepayment speeds, probability of default, loss severity and credit spreads (Level 2).   Level 2 securities include obligations of state and political subdivisions, U.S. agencies or government-sponsored agencies' debt securities, mortgage-backed securities, government agency-issued and privately-issued collateralized mortgage obligations. As of September 30, 2016 and December 31, 2015, there were no securities that were considered Level 1 securities. As of September 30, 2016, we had one available-for-sale security that was considered a Level 3 security. The security is a U.S. government agency obligation collateralized by a small number of business equipment loans guaranteed by the Small Business Administration ("SBA") program. This security is not actively traded and is owned only by a few investors. The significant unobservable data that is reflected in the fair value measurement include dealer quotes, projected prepayment speeds/average life and credit information, among other things. The decrease in fair value during 2016 was due to the pay-off of one of the larger loans in the pool collateralizing the security. The unrealized gain or loss on this SBA-guaranteed security decreased by $15 thousand in the same period recorded as part of other comprehensive income.

Page-10

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

The following table presents the carrying value of assets and liabilities measured at fair value on a non-recurring basis and that were held in the consolidated statements of condition at each respective period end, by level within the fair value hierarchy as of September 30, 2016 and December 31, 2015.

(in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2016
Impaired loans [1]	$124	$—	$—	$124
Other real estate owned	408	—	—	408
December 31, 2015
Impaired loans	$—	$—	$—	$—
Other real estate owned	421	—	—	421
1Represents collateral-dependent loan principal balances that had been generally written down to the values of the underlying collateral and reflected net of specific valuation allowances. At September 30, 2016, the $124 thousand carrying value of a consumer loan was net of a $52 thousand specific valuation allowance. The carrying value of loans fully charged-off, which includes unsecured lines of credit, overdrafts and all other loans, is zero.

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

Page-11

inputs as they are specific to the underlying collateral. There have been no significant changes in the valuation techniques during 2016.

OREO represents collateral acquired through foreclosure and is initially recorded at fair value as established by a current appraisal, adjusted for disposition costs. Subsequently, OREO is measured at lower of cost or fair value. OREO values are reviewed on an ongoing basis and any subsequent decline in fair value is recorded as a foreclosed asset expense in the current period. The value of OREO is determined based on independent appraisals, similar to the process used for impaired loans, discussed above, and is classified as Level 3. All OREO resulted from an acquisition. Decreases in the estimated fair value of OREO totaled $13 thousand and $40 thousand during the first nine months of 2016 and 2015, respectively.

Disclosures about Fair Value of Financial Instruments

The table below is a summary of fair value estimates for financial instruments as of September 30, 2016 and December 31, 2015, excluding financial instruments recorded at fair value on a recurring basis (summarized in the first table in this note). The carrying amounts in the following table are recorded in the consolidated statements of condition under the indicated captions. We have excluded non-financial assets and non-financial liabilities defined by the Codification (ASC 820-10-15-1A), such as Bank premises and equipment, deferred taxes and other liabilities.  In addition, we have not disclosed the fair value of financial instruments specifically excluded from disclosure requirements of the Financial Instruments Topic of the Codification (ASC 825-10-50-8), such as bank-owned life insurance policies ("BOLI").

	September 30, 2016			December 31, 2015
(in thousands)	Carrying Amounts	Fair Value	Fair Value Hierarchy	Carrying Amounts	Fair Value	Fair Value Hierarchy
Financial assets
Cash and cash equivalents	$96,930	$96,930	Level 1	$26,343	$26,343	Level 1
Investment securities held-to-maturity	46,423	47,867	Level 2	69,637	71,054	Level 2
Loans, net	1,451,950	1,471,861	Level 3	1,436,229	1,470,380	Level 3
Interest receivable	5,645	5,645	Level 2	6,643	6,643	Level 2
Financial liabilities
Deposits	1,801,469	1,801,932	Level 2	1,728,226	1,728,717	Level 2
Federal Home Loan Bank and other borrowings	—	—	Level 2	67,000	67,279	Level 2
Subordinated debentures	5,540	5,156	Level 3	5,395	5,132	Level 3
Interest payable	138	138	Level 2	187	187	Level 2

Following is a description of methods and assumptions used to estimate the fair value of each class of financial instrument not recorded at fair value but required for disclosure purposes:

Cash and Cash Equivalents - The carrying amounts of cash and cash equivalents approximate their fair value because of the short-term nature of these instruments.

Held-to-maturity Securities - Held-to-maturity securities, which generally consist of obligations of state and political subdivisions and corporate bonds, are recorded at their amortized cost. The fair value for disclosure purposes is determined using methodologies similar to those described above for available-for-sale securities using Level 2 inputs. If Level 2 inputs are not available, we may utilize pricing models that incorporate unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities (Level 3).  As of September 30, 2016 and December 31, 2015, we did not hold any held-to-maturity securities whose fair value was measured using significant unobservable inputs.

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

Page-12

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

Commitments - The value of unrecognized financial instruments is estimated based on the fee income associated with the commitments which, in the absence of credit exposure, is considered to approximate their settlement value. The fair value of commitment fees was not material at September 30, 2016 and December 31, 2015, respectively.

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

Page-13

	September 30, 2016				December 31, 2015
	Amortized	Fair	Gross Unrealized		Amortized	Fair	Gross Unrealized
(in thousands)	Cost	Value	Gains	(Losses)	Cost	Value	Gains	(Losses)
Held-to-maturity:
Obligations of state and political subdivisions	$32,765	$33,868	$1,106	$(3)	$42,919	$44,146	$1,246	$(19)
Corporate bonds	3,524	3,523	0	(1)	15,072	15,098	42	(16)
MBS pass-through securities issued by FHLMC and FNMA	10,134	10,476	342	—	11,646	11,810	171	(7)
Total held-to-maturity	46,423	47,867	1,448	(4)	69,637	71,054	1,459	(42)
Available-for-sale:
Securities of U.S. government or government-sponsored agencies:
MBS pass-through securities issued by FHLMC and FNMA	196,987	198,999	2,239	(227)	138,222	138,462	694	(454)
CMOs issued by FNMA	14,885	15,104	219	—	18,266	18,219	97	(144)
CMOs issued by FHLMC	30,555	30,887	332	—	22,889	22,932	82	(39)
CMOs issued by GNMA	7,654	7,834	180	—	10,326	10,480	169	(15)
Debentures of government- sponsored agencies	40,486	40,576	98	(8)	161,690	160,892	28	(826)
Privately issued CMOs	560	560	1	(1)	3,960	4,150	190	—
Obligations of state and political subdivisions	78,719	80,027	1,401	(93)	57,110	57,673	580	(17)
Corporate bonds	4,956	5,009	53	—	4,947	4,979	43	(11)
Total available-for-sale	374,802	378,996	4,523	(329)	417,410	417,787	1,883	(1,506)
Total investment securities	$421,225	$426,863	$5,971	$(333)	$487,047	$488,841	$3,342	$(1,548)

The amortized cost and fair value of investment debt securities by contractual maturity at September 30, 2016 are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2016				December 31, 2015
	Held-to-Maturity		Available-for-Sale		Held-to-Maturity		Available-for-Sale
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$14,037	$14,115	$17,067	$17,080	$18,853	$18,920	$12,135	$12,176
After one year but within five years	16,583	17,212	67,087	67,487	31,677	32,360	188,007	187,326
After five years through ten years	4,467	4,739	87,774	88,871	8,580	8,969	64,899	64,999
After ten years	11,336	11,801	202,873	205,558	10,527	10,805	152,369	153,286
Total	$46,423	$47,867	$374,801	$378,996	$69,637	$71,054	$417,410	$417,787

Sales of investment securities and gross realized gains and losses are shown in the following table.

	Three months ended		Nine months ended
(in thousands)	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Available-for-sale:
Sales proceeds	$—	$—	$68,673	$1,559
Gross realized gains	—	—	458	8
Gross realized losses	—	—	(64)	—

Held-to-Maturity:
Sales proceeds	$—	$1,015	$—	$1,015
Gross realized gains	—	72	—	72
Gross realized losses	—	—	—	—

Page-14

Investment securities carried at $70.7 million and $87.9 million at September 30, 2016 and December 31, 2015, respectively, were pledged to the State of California: $69.9 million and $87.1 million to secure public deposits in compliance with the Local Agency Security Program at September 30, 2016 and December 31, 2015, respectively, and $827 thousand and $840 thousand to provide collateral for trust deposits at September 30, 2016 and December 31, 2015, respectively. In addition, investment securities carried at $2.1 million and $1.1 million were pledged to collateralize a Wealth Management and Trust Services (“WMTS”) checking account at September 30, 2016 and December 31, 2015, respectively.

Other-Than-Temporarily Impaired Debt Securities

We have evaluated the credit of our investment securities and their issuers and/or insurers. Based on our evaluation, Management has determined that no investment securities in our investment portfolio is other-than-temporarily impaired as of September 30, 2016. We do not have the intent and it is more likely than not that we will not have to sell securities temporarily impaired at September 30, 2016 before recovery of the cost basis.

Thirty-seven and fifty-four investment securities were in unrealized loss positions at September 30, 2016 and December 31, 2015, respectively. Those securities are summarized and classified according to the duration of the loss period in the tables below:

September 30, 2016	< 12 continuous months		≥ 12 continuous months		Total securities in a loss position
(in thousands)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
Held-to-maturity:
Obligations of state and political subdivisions	$547	$(3)	$—	$—	$547	$(3)
Corporate bonds	3,523	(1)	—	—	3,523	(1)
Total held-to-maturity	4,070	(4)	—	—	4,070	(4)
Available-for-sale:
MBS pass-through securities issued by FHLMC and FNMA	69,229	(227)	—	—	69,229	(227)
Debentures of government- sponsored agencies	14,992	(8)	—	—	14,992	(8)
Privately issued CMOs	162	(1)	—	—	162	(1)
Obligations of state & political subdivisions	14,236	(93)	—	—	14,236	(93)
Total available-for-sale	98,619	(329)	—	—	98,619	(329)
Total temporarily impaired securities	$102,689	$(333)	$—	$—	$102,689	$(333)

Page-15

December 31, 2015	< 12 continuous months		≥ 12 continuous months		Total securities in a loss position
(in thousands)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
Held-to-maturity:
Obligations of state and political subdivisions	$8,297	$(19)	$—	$—	$8,297	$(19)
Corporate bonds	3,523	(15)	1,999	(1)	5,522	(16)
MBS pass-through securities issued by FHLMC and FNMA	2,332	(7)	—	—	2,332	(7)
Total held-to-maturity	14,152	(41)	1,999	(1)	16,151	(42)
Available-for-sale:
MBS pass-through securities issued by FHLMC and FNMA	68,809	(454)	—	—	68,809	(454)
CMOs issued by FNMA	9,277	(80)	3,158	(64)	12,435	(144)
CMOs issued by FHLMC	—	—	1,989	(39)	1,989	(39)
CMOs issued by GNMA	164	—	2,374	(15)	2,538	(15)
Debentures of government- sponsored agencies	136,064	(713)	9,887	(113)	145,951	(826)
Obligations of state & political subdivisions	4,557	(15)	579	(2)	5,136	(17)
Corporate bonds	2,986	(11)	—	—	2,986	(11)
Total available-for-sale	221,857	(1,273)	17,987	(233)	239,844	(1,506)
Total temporarily impaired securities	$236,009	$(1,314)	$19,986	$(234)	$255,995	$(1,548)

The thirty-seven investment securities in our portfolio in a temporary loss position for less than twelve months as of September 30, 2016 consisted of two debentures of U.S. government-sponsored agencies, twenty-three obligations of U.S. state and political subdivisions, ten MBS securities issued by government-sponsored agencies, one privately issued CMO and one corporate bond. The debentures of government-sponsored agencies are supported by the U.S. Federal Government, which protects us from credit losses. Other temporarily impaired securities are deemed creditworthy after internal analysis of the issuers' latest financial information and credit enhancement. Additionally, all are rated as investment grade by at least one major rating agency. As a result of this impairment analysis, we have concluded that these securities were not other-than-temporarily impaired at September 30, 2016.

Non-Marketable Securities

As a member of the FHLB, we are required to maintain a minimum investment in FHLB capital stock determined by the Board of Directors of the FHLB. The minimum investment requirements can increase in the event we increase our total asset size or borrowings with the FHLB. Shares cannot be purchased or sold except between the FHLB and its members at the $100 per share par value. We held $10.2 million and $8.4 million of FHLB stock recorded at cost in other assets on the consolidated statements of condition at September 30, 2016 and December 31, 2015, respectively. The carrying amounts of these investments are reasonable estimates of fair value because the securities are restricted to member banks and they do not have a readily determinable market value. Management does not believe that the FHLB stock is other-than-temporarily-impaired, as we expect to be able to redeem this stock at cost. On October 19, 2016, FHLB declared a special cash dividend of $3.41 per share on capital stock outstanding during the third quarter of 2016. In addition, on October 27, 2016, FHLB announced a cash dividend for the third quarter of 2016 at an annualized dividend rate of 8.94%. Both dividends will be distributed in mid November 2016. Cash dividends paid on FHLB capital stock are recorded as non-interest income.

As a member bank of Visa U.S.A., we hold 16,939 shares of Visa Inc. Class B common stock with a carrying value of zero, which is equal to our cost basis. These shares are restricted from resale until their conversion into Class A (voting) shares upon the termination of Visa Inc.'s covered litigation escrow account. As a result of the restriction, these shares are not considered available-for-sale and are not carried at fair value. When converting this Class B common stock to Class A common stock under the conversion rate of 1.6483, as of the latest SEC Form 10-Q filed by Visa, Inc. on July 25, 2016, and the closing stock price of Class A shares, the value of our shares of Class B common stock would have been $2.3 million at September 30, 2016 and $2.2 million at December 31, 2015. The conversion

Page-16

rate is subject to further reduction upon the final settlement of the covered litigation against Visa Inc. and its member banks. See Note 8 herein.

We invest in low income housing tax credit funds as a limited partner, which totaled $2.5 million and $2.7 million recorded in other assets on the consolidated statements of condition at September 30, 2016 and December 31, 2015, respectively. In the first nine months of 2016, we recognized $223 thousand of low income housing tax credits and other tax benefits, net of $177 thousand of amortization expense of low income housing tax credit investment, as a component of income tax expense. As of September 30, 2016, our unfunded commitments for these low income housing tax credit funds totaled $1.5 million. We did not recognize any impairment losses on these low income housing tax credit investments during the first nine months of 2016 or 2015.

Note 5:  Loans and Allowance for Loan Losses

Credit Quality of Loans

Outstanding loans by class and payment aging as of September 30, 2016 and December 31, 2015 were as follows:

Loan Aging Analysis by Loan Class
(in thousands)	Commercial and industrial	Commercial real estate, owner-occupied	Commercial real estate, investor	Construction	Home equity	Other residential [1]	Installment and other consumer	Total
September 30, 2016
30-59 days past due	$2	$135	$—	$—	$90	$—	$83	$310
60-89 days past due	—	—	—	—	—	—	—	—
90 days or more past due	44	176	—	—	99	—	—	319
Total past due	46	311	—	—	189	—	83	629
Current	221,161	237,227	715,051	80,491	111,022	77,769	24,313	1,467,034
Total loans [3]	$221,207	$237,538	$715,051	$80,491	$111,211	$77,769	$24,396	$1,467,663
Non-accrual [2]	$44	$176	$—	$—	$260	$—	$60	$540
December 31, 2015
30-59 days past due	$36	$—	$1,096	$1	$—	$—	$249	$1,382
60-89 days past due	—	—	—	—	633	—	89	722
90 days or more past due	21	—	—	—	99	—	—	120
Total past due	57	—	1,096	1	732	—	338	2,224
Current	219,395	242,309	714,783	65,494	111,568	73,154	22,301	1,449,004
Total loans [3]	$219,452	$242,309	$715,879	$65,495	$112,300	$73,154	$22,639	$1,451,228
Non-accrual [2]	$21	$—	$1,903	$1	$171	$—	$83	$2,179
1 Our residential loan portfolio does not include sub-prime loans, nor is it our practice to underwrite loans commonly referred to as "Alt-A mortgages", the characteristics of which are loans lacking full documentation, borrowers having low FICO scores or higher loan-to-value ratios.
2 Amounts include $1 thousand of purchased credit impaired ("PCI") loans that had stopped accreting interest at December 31, 2015. Amounts exclude accreting PCI loans of $2.9 million and $3.7 million at September 30, 2016 and December 31, 2015, respectively, as we have a reasonable expectation about future cash flows to be collected and we continue to recognize accretable yield on these loans in interest income. These accreting PCI loans are included in current loans. There were no accruing loans more than ninety days past due at September 30, 2016 or December 31, 2015.
3 Amounts include net deferred loan costs of $869 thousand and $768 thousand at September 30, 2016 and December 31, 2015, respectively. Amounts are also net of unaccreted purchase discounts on non-PCI loans of $1.9 million and $3.2 million at September 30, 2016 and December 31, 2015, respectively.

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

Commercial real estate loans are subject to underwriting standards and processes similar to commercial loans discussed above. We underwrite these loans to be repaid from cash flow and to be supported by real property collateral. Underwriting standards for commercial real estate loans include, but are not limited to, debt coverage and loan-to-value ratios. Furthermore, the vast majority of our loans are guaranteed by the owners of the properties.  Commercial

Page-17

real estate loans may be adversely affected by conditions in the real estate markets or in the general economy. In the event of a vacancy, guarantors are expected to carry the loans until a replacement tenant can be found.  Regardless of the guaranty status, the owner's equity investment provides a strong economic incentive to continue to support the commercial real estate projects. As such, we have experienced a low level of loss and delinquencies in this portfolio.

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

Page-18

•	Home equity and other consumer loans are reviewed based on delinquency.

•	Loans graded “Watch” or more severe, regardless of loan type, are reviewed no less than quarterly.

The following table represents an analysis of loans by internally assigned grades, including the PCI loans, at September 30, 2016 and December 31, 2015:

Credit Risk Profile by Internally Assigned Grade
(in thousands)	Commercial and industrial	Commercial real estate, owner-occupied	Commercial real estate, investor	Construction	Home equity	Other residential	Installment and other consumer	Purchased credit-impaired	Total
September 30, 2016
Pass	$203,784	$224,502	$711,192	$77,253	$108,908	$77,769	$23,976	$2,874	$1,430,258
Special Mention	8,859	4,478	356	—	1,120	—	—	—	14,813
Substandard	8,524	7,505	1,793	3,238	1,112	—	420	—	22,592
Total loans	$221,167	$236,485	$713,341	$80,491	$111,140	$77,769	$24,396	$2,874	$1,467,663
December 31, 2015
Pass	$192,560	$219,060	$710,042	$62,255	$109,959	$73,154	$22,307	$3,260	$1,392,597
Special Mention	22,457	12,371	372	—	1,100	—	—	—	36,300
Substandard	4,260	9,167	3,739	3,239	1,173	—	332	421	22,331
Total loans	$219,277	$240,598	$714,153	$65,494	$112,232	$73,154	$22,639	$3,681	$1,451,228

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

There were no loans removed from TDR designation during 2016. During the first nine months of 2015, four loans with a recorded investment totaling $1.4 million were removed from TDR designation as they met our criteria outlined above.

Page-19

The table below summarizes outstanding TDR loans by loan class as of September 30, 2016 and December 31, 2015. The summary includes both TDRs that are on non-accrual status and those that continue to accrue interest.

(in thousands)
Recorded investment in Troubled Debt Restructurings [1]	September 30, 2016	December 31, 2015
Commercial and industrial	$2,964	$4,698
Commercial real estate, owner-occupied	6,993	6,993
Commercial real estate, investor	2,299	514
Construction [2]	3,238	3,238
Home equity	696	460
Other residential	1,974	2,010
Installment and other consumer	1,024	1,168
Total	$19,188	$19,081
1 Includes $19.1 million and $19.0 million of TDR loans that were accruing interest as of September 30, 2016 and December 31, 2015, respectively. Includes no acquired loans at September 30, 2016 and $137 thousand of acquired loans at December 31, 2015.
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

(dollars in thousands)	Number of Contracts Modified	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment at Period End
Troubled Debt Restructurings during the three months ended September 30, 2016:
None	—	$—	$—	$—

Troubled Debt Restructurings during the three months ended September 30, 2015:
Commercial and industrial	1	$700	$700	$700

Troubled Debt Restructurings during the nine months ended September 30, 2016:
Commercial real estate, investor	2	$1,830	$1,826	$1,808
Home equity [1]	1	87	222	222
Total	3	$1,917	$2,048	$2,030

Troubled Debt Restructurings during the nine months ended September 30, 2015:
Commercial and industrial	5	$1,482	$1,582	$1,463
Commercial real estate, investor	1	222	221	217
Total	6	$1,704	$1,803	$1,680
1 The home equity TDR modification during the second quarter of 2016 included debt consolidation which increased the post-modification balance.

Modifications during the nine months ended September 30, 2016 primarily involved interest rate concessions, renewals, and other changes to loan terms. Modifications during the nine months ended September 30, 2015 primarily involved maturity extensions and other changes to loan terms. During the first nine months of 2016 and 2015, there were no defaults on loans that had been modified in a TDR within the prior twelve-month period. We report defaulted TDRs based on a payment default definition of more than ninety days past due.

Page-20

Impaired Loan Balances and Their Related Allowance by Major Classes of Loans

The tables below summarize information on impaired loans and their related allowance. Total impaired loans include non-accrual loans, accruing TDR loans and accreting PCI loans that have experienced post-acquisition declines in cash flows expected to be collected.

(in thousands)	Commercial and industrial	Commercial real estate, owner-occupied	Commercial real estate, investor	Construction	Home equity	Other residential	Installment and other consumer	Total
September 30, 2016
Recorded investment in impaired loans:
With no specific allowance recorded	$1,102	$—	$—	$2,688	$260	$1,189	$108	$5,347
With a specific allowance recorded	1,906	7,169	2,299	550	625	785	976	14,310
Total recorded investment in impaired loans	$3,008	$7,169	$2,299	$3,238	$885	$1,974	$1,084	$19,657
Unpaid principal balance of impaired loans	$3,008	$7,169	$2,299	$3,238	$885	$1,974	$1,084	$19,657
Specific allowance	569	108	474	5	34	59	94	1,343
Average recorded investment in impaired loans during the quarter ended September 30, 2016	3,352	7,169	3,146	3,238	1,140	1,981	1,113	21,139
Interest income recognized on impaired loans during the quarter ended September 30, 2016 [1]	44	67	1,385	32	38	22	12	1,600
Average recorded investment in impaired loans during the nine months ended September 30, 2016	3,802	7,081	3,397	3,238	1,098	1,993	1,179	21,788
Interest income recognized on impaired loans during the nine months ended September 30, 2016 [1]	142	133	1,489	105	48	67	37	2,021
Average recorded investment in impaired loans during the quarter ended September 30, 2015	4,473	7,695	2,886	3,262	610	2,025	1,439	22,390
Interest income recognized on impaired loans during the quarter ended September 30, 2015	58	84	10	22	5	23	15	217
Average recorded investment in impaired loans during the nine months ended September 30, 2015	4,121	8,183	2,916	4,473	616	2,033	1,579	23,921
Interest income recognized on impaired loans during the nine months ended September 30, 2015	176	228	24	40	14	69	51	602
1 Interest income recognized on a cash basis totaled $1.4 million for the three and nine months ended September 30, 2016 and was primarily related to the interest recovery upon the pay-off of a partially charged off non-accrual commercial real estate loan during the third quarter. No interest interest income on impaired loans was recognized on a cash basis during the three and nine months ended September 30, 2015.

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

Management monitors delinquent loans continuously and identifies problem loans, generally loans graded substandard or worse, to be evaluated individually for impairment testing. Generally, the recorded investment in impaired loans is net of any charge-offs from estimated losses related to specifically-identified impaired loans when they are deemed uncollectible. There were no amounts charged off for impaired loans outstanding at September 30, 2016. The charged-off portion of impaired loans outstanding at December 31, 2015 totaled $2.1 million. In addition, the recorded investment in impaired loans is net of purchase discounts or premiums on acquired loans. At both September 30, 2016 and December 31, 2015, unused commitments to extend credit on impaired loans, including loans to borrowers whose terms have been modified in TDRs, totaled $1.3 million.

Page-21

The following tables disclose loans by major portfolio category and activity in the ALLL, as well as the related ALLL disaggregated by impairment evaluation method.

Allowance for Loan Losses Rollforward for the Period
(in thousands)	Commercial and industrial	Commercial real estate, owner-occupied	Commercial real estate, investor	Construction	Home equity	Other residential	Installment and other consumer	Unallocated	Total
Three months ended September 30, 2016
Allowance for loan losses:
Beginning balance	$2,637	$1,631	$6,595	$831	$1,076	$426	$437	$1,454	$15,087
Provision (reversal)	828	(10)	(2,416)	105	(125)	22	(73)	119	(1,550)
Charge-offs	—	—	—	—	—	—	—	—	—
Recoveries	29	—	2,146	—	1	—	—	—	2,176
Ending balance	$3,494	$1,621	$6,325	$936	$952	$448	$364	$1,573	$15,713
Three months ended September 30, 2015
Allowance for loan losses:
Beginning balance	$2,540	$2,052	$5,944	$535	$843	$435	$444	$1,561	$14,354
Provision (reversal)	86	17	128	158	9	(50)	32	(380)	—
Charge-offs	(2)	—	—	—	—	—	(1)	—	(3)
Recoveries	92	—	12	—	1	—	1	—	106
Ending balance	$2,716	$2,069	$6,084	$693	$853	$385	$476	$1,181	$14,457

Allowance for Loan Losses Rollforward for the Period
(in thousands)	Commercial and industrial	Commercial real estate, owner-occupied	Commercial real estate, investor	Construction	Home equity	Other residential	Installment and other consumer	Unallocated	Total
Nine months ended September 30, 2016
Allowance for loan losses:
Beginning balance	$3,023	$2,249	$6,178	$724	$910	$394	$425	$1,096	$14,999
Provision (reversal)	388	(628)	(2,009)	212	40	54	(84)	477	(1,550)
Charge-offs	(9)	—	—	—	—	—	(4)	—	(13)
Recoveries	92	—	2,156	—	2	—	27	—	2,277
Ending balance	$3,494	$1,621	$6,325	$936	$952	$448	$364	$1,573	$15,713
Nine months ended September 30, 2015
Allowance for loan losses:
Beginning balance	$2,837	$1,924	$6,672	$839	$859	$433	$566	$969	$15,099
Provision (reversal)	(306)	145	(606)	693	(9)	(48)	(81)	212	—
Charge-offs	(5)	—	—	(839)	—	—	(12)	—	(856)
Recoveries	190	—	18	—	3	—	3	—	214
Ending balance	$2,716	$2,069	$6,084	$693	$853	$385	$476	$1,181	$14,457

Page-22

Allowance for Loan Losses and Recorded Investment in Loans
(dollars in thousands)	Commercial and industrial	Commercial real estate, owner-occupied	Commercial real estate, investor	Construction	Home equity	Other residential	Installment and other consumer	Unallocated	Total
September 30, 2016
Ending ALLL related to loans collectively evaluated for impairment	$2,925	$1,513	$5,851	$931	$918	$389	$270	$1,573	$14,370
Ending ALLL related to loans individually evaluated for impairment	569	108	474	5	34	59	94	—	1,343
Ending ALLL related to purchased credit-impaired loans	—	—	—	—	—	—	—	—	—
Total	$3,494	$1,621	$6,325	$936	$952	$448	$364	$1,573	$15,713
Loans outstanding:
Collectively evaluated for impairment	$218,159	$229,316	$711,042	$77,253	$110,255	$75,795	$23,312	$—	$1,445,132
Individually evaluated for impairment	3,008	7,169	2,299	3,238	885	1,974	1,084	—	19,657
Purchased credit-impaired	40	1,053	1,710	—	71	—	—	—	2,874
Total	$221,207	$237,538	$715,051	$80,491	$111,211	$77,769	$24,396	$—	$1,467,663
Ratio of allowance for loan losses to total loans	1.58%	0.68%	0.88%	1.16%	0.86%	0.58%	1.49%	NM	1.07%
Allowance for loan losses to non-accrual loans	7,941%	921%	NM	NM	366%	NM	607%	NM	2,910%
NM - Not Meaningful

Allowance for Loan Losses and Recorded Investment in Loans
(dollars in thousands)	Commercial and industrial	Commercial real estate, owner-occupied	Commercial real estate, investor	Construction	Home equity	Other residential	Installment and other consumer	Unallocated	Total
December 31, 2015
Ending ALLL related to loans collectively evaluated for impairment	$2,111	$2,179	$6,178	$723	$907	$327	$309	$1,096	$13,830
Ending ALLL related to loans individually evaluated for impairment	904	70	—	—	3	67	116	—	1,160
Ending ALLL related to purchased credit-impaired loans	8	—	—	1	—	—	—	—	9
Total	$3,023	$2,249	$6,178	$724	$910	$394	$425	$1,096	$14,999
Loans outstanding:
Collectively evaluated for impairment	$214,695	$233,605	$711,737	$62,256	$111,673	$71,143	$21,388	$—	$1,426,497
Individually evaluated for impairment[1]	4,582	6,993	2,416	3,238	559	2,011	1,251	—	21,050
Purchased credit-impaired	175	1,711	1,726	1	68	—	—	—	3,681
Total	$219,452	$242,309	$715,879	$65,495	$112,300	$73,154	$22,639	$—	$1,451,228
Ratio of allowance for loan losses to total loans	1.38%	0.93%	0.86%	1.11%	0.81%	0.54%	1.88%	NM	1.03%
Allowance for loan losses to non-accrual loans	14,395%	NM	325%	72,400%	532%	NM	512%	NM	688%
1 Total excludes $138 thousand PCI loans as of December 31, 2015 that have experienced credit deterioration post-acquisition declines in cash flows expected to be collected. These loans are included in the "purchased credit-impaired" amount in the next line below.
NM - Not Meaningful

Purchased Credit-Impaired Loans

We evaluated loans purchased in acquisitions in accordance with accounting guidance in ASC 310-30 related to loans acquired with deteriorated credit quality. Acquired loans are considered credit-impaired if there is evidence of significant deterioration of credit quality since origination and it is probable, at the acquisition date, that we will be unable to collect all contractually required payments receivable. Management has determined certain loans purchased in our two acquisitions to be PCI loans based on credit indicators such as non-accrual status, past due status, loan risk grade,

Page-23

loan-to-value ratio, etc. Revolving credit agreements (e.g., home equity lines of credit and revolving commercial loans) are not considered PCI loans as cash flows cannot be reasonably estimated.

For acquired loans not considered credit-impaired, the difference between the contractual amounts due (principal amount) and the fair value is accounted for subsequently through accretion. We recognize discount accretion based on the acquired loan’s contractual cash flows using an effective interest rate method. The accretion is recognized through the net interest margin.

The following table presents the outstanding balances and related carrying values of PCI loans as of September 30, 2016 and December 31, 2015.

	September 30, 2016		December 31, 2015
PCI Loans (in thousands)	Unpaid principal balance	Carrying value	Unpaid principal balance	Carrying value
Commercial and industrial	$47	$40	$237	$175
Commercial real estate	3,080	2,763	4,329	3,437
Construction	—	—	187	1
Home equity	220	71	224	68
Total purchased credit-impaired loans	$3,347	$2,874	$4,977	$3,681

The activities in the accretable yield, or income expected to be earned, for PCI loans were as follows:

Accretable Yield	Three months ended		Nine months ended
(in thousands)	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Balance at beginning of period	$1,655	$3,711	$2,618	$4,027
Removals [1]	—	(837)	(778)	(914)
Accretion	(89)	(128)	(274)	(367)
Reclassifications from nonaccretable difference [2]	—	—	—	—
Balance at end of period	$1,566	$2,746	$1,566	$2,746
1 Represents the accretable difference that is relieved when a loan exits the PCI population due to pay-off, full charge-off, or transfer to repossessed assets, etc.
2 Primarily relates to changes in expected credit performance and changes in expected timing of cash flows.

Pledged Loans

Our FHLB line of credit is secured under terms of a blanket collateral agreement by a pledge of certain qualifying loans with an unpaid principal balance of $863.2 million and $833.8 million at September 30, 2016 and December 31, 2015, respectively. In addition, we pledge a certain residential loan portfolio, which totaled $48.7 million and $45.2 million at September 30, 2016 and December 31, 2015, respectively, to secure our borrowing capacity with the Federal Reserve Bank of San Francisco. Also see Note 6, Borrowings.

Note 6: Borrowings

Federal Funds Purchased – The Bank had unsecured lines of credit totaling $92.0 million with correspondent banks for overnight borrowings at September 30, 2016 and December 31, 2015.  In general, interest rates on these lines approximate the federal funds target rate. We had no overnight borrowings under these credit facilities at September 30, 2016 and December 31, 2015.

Federal Home Loan Bank Borrowings – As of September 30, 2016 and December 31, 2015, the Bank had lines of credit with the FHLB totaling $487.6 million and $470.6 million, respectively, based on eligible collateral of certain loans.  At September 30, 2016, we had no FHLB overnight borrowings and at December 31, 2015, we had $52.0 million in FHLB overnight borrowings. On February 5, 2008, the Bank entered into a ten-year borrowing agreement under the same FHLB line of credit for $15.0 million at a fixed rate of 2.07%. On June 15, 2016, the Bank repaid the $15.0 million early and incurred a prepayment fee of $312 thousand recorded in interest expense. At September 30, 2016 and December 31, 2015, $487.6 million and $403.4 million, respectively, were remaining as available for borrowing from the FHLB, net of the overnight borrowings and term borrowings.

Federal Reserve Line of Credit – The Bank has a line of credit with the Federal Reserve Bank of San Francisco ("FRBSF") secured by certain residential loans.  At September 30, 2016 and December 31, 2015, the Bank had

Page-24

borrowing capacity under this line totaling $38.8 million and $37.8 million, respectively, and had no outstanding borrowings with the FRBSF.

As part of an acquisition, Bancorp assumed two subordinated debentures due to NorCal Community Bancorp Trusts I and II (the "Trusts"), established for the sole purpose of issuing trust preferred securities on September 22, 2003 and December 29, 2005, respectively. The subordinated debentures were recorded at fair values totaling $4.95 million at acquisition date with contractual values totaling $8.2 million. The difference between the contractual balance and the fair value at acquisition date is accreted into interest expense over the lives of the debentures. Accretion on the subordinated debentures totaled $145 thousand in the first nine months of 2016 and $158 thousand in the first nine months of 2015. Bancorp has the option to defer payment of the interest on the subordinated debentures for a period of up to five years, as long as there is no default on the subordinated debentures. In the event of interest deferral, dividends to Bancorp common stockholders are prohibited. The trust preferred securities were sold and issued in private transactions pursuant to an exemption from registration under the Securities Act of 1933, as amended. Bancorp has guaranteed, on a subordinated basis, distributions and other payments due on trust preferred securities totaling $8.0 million issued by the Trusts which have identical maturity, repricing and payment terms as the subordinated debentures.

The following is a summary of the contractual terms of the subordinated debentures due to the Trusts as of September 30, 2016:

(in thousands)
Subordinated debentures due to NorCal Community Bancorp Trust I on October 7, 2033 with interest payable quarterly, based on 3-month LIBOR plus 3.05%, repricing quarterly (3.73% as of September 30, 2016), redeemable, in whole or in part, on any interest payment date	$4,124
Subordinated debentures due to NorCal Community Bancorp Trust II on March 15, 2036 with interest payable quarterly, based on 3-month LIBOR plus 1.40%, repricing quarterly (2.25% as of September 30, 2016), redeemable, in whole or in part, on any interest payment date	4,124
Total	$8,248

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

Dividends

Presented below is a summary of cash dividends paid to common shareholders, recorded as a reduction of retained earnings.

	Three months ended		Nine months ended
(in thousands, except per share data)	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Cash dividends to common stockholders	$1,528	$1,316	$4,573	$3,936
Cash dividends per common share	$0.25	$0.22	$0.75	$0.66

The Board of Directors declared a cash dividend of $0.27 per share on October 21, 2016 payable on November 14, 2016 to shareholders of record at the close of business on November 4, 2016.

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

The contractual amount of undrawn loan commitments and standby letters of credit not reflected on the consolidated statements of condition was $416.5 million and $376.6 million at September 30, 2016 and December 31, 2015, respectively. Commitments at September 30, 2016 included $212.6 million under commercial lines of credit (these commitments are generally contingent upon customers maintaining specific credit standards), $149.0 million under revolving home equity lines, $40.7 million under construction loans, $3.5 million under standby letters of credit, and a remaining $10.7 million under personal and other lines of credit. We record an allowance for losses on these off-balance sheet commitments based on an estimate of probabilities of these commitments being drawn upon according to our historical utilization experience on different types of commitments and expected loss severity. We set aside an allowance for losses on off-balance sheet commitments in the amount of $899 thousand and $749 thousand as of September 30, 2016 and December 31, 2015, respectively, which is recorded in interest payable and other liabilities on the consolidated statements of condition. The increase in the reserve for off-balance sheet commitments for the first nine months of 2016 was primarily due to an increase in commitments and a decrease in utilization.

Page-26

Operating Leases

We rent certain premises and equipment under long-term, non-cancelable operating leases expiring at various dates through the year 2032. Most of the leases contain certain renewal options and escalation clauses. At September 30, 2016, the approximate minimum future commitments payable under non-cancelable contracts for leased premises are as follows:

(in thousands)	2016	2017	2018	2019	2020	Thereafter	Total
Operating leases[1]	$903	$3,832	$3,898	$3,707	$3,385	$6,321	$22,046
 1 Minimum payments have not been reduced by minimum sublease rentals of $175 thousand due in the future under non-cancelable subleases.

Rent expense included in occupancy expense totaled $2.8 million and $3.2 million for the nine months ended September 30, 2016 and 2015, respectively.

Litigation Matters

We may be party to legal actions which arise from time to time as part of the normal course of our business.  We believe, after consultation with legal counsel, that we have meritorious defenses in these actions, and that litigation contingent liability, if any, will not have a material adverse effect on our financial position, results of operations, or cash flows.

We are responsible for our proportionate share of certain litigation indemnifications provided to Visa U.S.A. ("Visa") by its member banks in connection with lawsuits related to anti-trust charges and interchange fees ("Covered Litigation"). Visa maintains an escrow account from which settlements of, or judgments in, the Covered Litigation are paid. While the accrual related to the Covered Litigation could be higher or lower than the litigation escrow account balance, Visa did not record an additional accrual for the Covered Litigation during 2016. At June 30, 2016, according to the latest SEC Form 10-Q filed by Visa, Inc. on July 25, 2016, the balance of the escrow account was $1.0 billion. Visa had reached a $4.0 billion interchange multidistrict litigation class settlement agreement. However, a number of objectors have appealed and on June 30, 2016, an appellate court reversed the approval of the settlement by the lower court. Until the appeal process is complete, Visa is uncertain whether it will resolve the claims as contemplated by the settlement agreement and additional lawsuits may arise. The conversion rate of Visa Class B common stock held by us to Class A common stock (as discussed in Note 4, Investment Securities) may decrease if Visa makes more Covered Litigation settlement payments in the future, and the full effect on member banks is still uncertain. However, we are not aware of significant future cash settlement payments required by us on the Covered Litigation.

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

Our credit exposure, if any, on interest rate swap asset positions is limited to the fair value (net of any collateral pledged to us) and interest payments of all swaps by each counterparty. Conversely, when an interest rate swap is in a liability position exceeding a certain threshold, we may be required to post collateral to the counterparty in an amount determined by the agreements. Collateral levels are monitored and adjusted on a regular basis for changes in interest rate swap values.

As of September 30, 2016, we had five interest rate swap agreements, which are scheduled to mature in June 2031, October 2031, July 2032, August 2037 and October 2037. All of our derivatives are accounted for as fair value hedges. The notional amounts of the interest rate contracts are equal to the notional amounts of the hedged loans. In September 2016, one interest rate swap scheduled to mature in August 2020 was terminated as the hedged loan was paid off. In April 2016, one interest rate swap scheduled to mature in June 2020 was terminated as the hedged loan was paid off. In both cases, prepayment fees were collected from the borrowers to settle our interest rate swap liability, resulting in no net gain or loss on the terminations of the swaps and loan pay-offs. Our interest rate swap payments are settled monthly with counterparties. Accrued interest on the swaps totaled $15 thousand and $28 thousand as of September 30, 2016 and December 31, 2015, respectively. Information on our derivatives follows:

	Asset derivatives		Liability derivatives
(in thousands)	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015
Fair value hedges:
Interest rate contracts notional amount	$—	$4,407	$19,928	$22,187
Interest rate contracts fair value[1]	$—	$3	$2,480	$1,658

	Three months ended
(in thousands)	September 30, 2016	September 30, 2015
Increase (decrease) in value of designated interest rate swaps recognized in interest income	$241	$(813)
Payment on interest rate swaps recorded in interest income	(132)	(231)
(Decrease) increase in value of hedged loans recognized in interest income	(268)	905
Decrease in value of yield maintenance agreement recognized against interest income	(67)	(13)
Net loss on derivatives recognized against interest income [2]	$(226)	$(152)

	Nine months ended
(in thousands)	September 30, 2016	September 30, 2015
Decrease in value of designated interest rate swaps recognized in interest income	$(825)	$(393)
Payment on interest rate swaps recorded in interest income	(445)	(700)
Increase in value of hedged loans recognized in interest income	1,022	453
Decrease in value of yield maintenance agreement recognized against interest income	(90)	(39)
Net loss on derivatives recognized against interest income [2]	$(338)	$(679)

1 See Note 3 for valuation methodology.
2 Includes hedge ineffectiveness loss of $94 thousand and gain of $79 thousand for the quarters ended September 30, 2016 and September 30, 2015, respectively. Ineffectiveness gains of $107 thousand and $21 thousand were recorded in interest income during the nine months ended September 30, 2016 and September 30, 2015, respectively. Changes in value of swaps were included in the assessment of hedge effectiveness. Hedge ineffectiveness is the measure of the extent to which the change in the fair value of the hedging instruments does not exactly offset the change in the fair value of the hedged items from period to period.

Our derivative transactions with counterparties are under International Swaps and Derivative Association (“ISDA”) master agreements that include “right of set-off” provisions. “Right of set-off” provisions are legally enforceable rights

Page-28

to offset recognized amounts and there may be an intention to settle such amounts on a net basis. We do not offset such financial instruments for financial reporting purposes.

Information on financial instruments that are eligible for offset in the consolidated statements of condition follows:

Offsetting of Financial Assets and Derivative Assets
		Gross Amounts	Net Amounts of	Gross Amounts Not Offset in
	Gross Amounts	Offset in the	Assets Presented	the Statements of Condition
	of Recognized	Statements of	in the Statements	Financial	Cash Collateral
(in thousands)	Assets[1]	Condition	of Condition[1]	Instruments	Received	Net Amount
September 30, 2016
Derivatives by Counterparty:
None	$—	$—	$—	$—	$—	$—

December 31, 2015
Derivatives by Counterparty:
Counterparty A	$3	$—	$3	$(3)	$—	$—
1 Amounts exclude accrued interest totaling zero and $1 thousand at September 30, 2016 and December 31, 2015, respectively.

Offsetting of Financial Liabilities and Derivative Liabilities
		Gross Amounts	Net Amounts of	Gross Amounts Not Offset in
	Gross Amounts	Offset in the	Liabilities Presented	the Statements of Condition
	of Recognized	Statements of	in the Statements	Financial	Cash Collateral
(in thousands)	Liabilities[2]	Condition	of Condition[2]	Instruments	Pledged	Net Amount
September 30, 2016
Derivatives by Counterparty:
Counterparty A	$2,480	$—	$2,480	$—	$(2,480)	$—

December 31, 2015
Derivatives by Counterparty:
Counterparty A	$1,390	$—	$1,390	$(3)	$(1,387)	$—
Counterparty B	268	—	268	—	(268)	—
Total	$1,658	$—	$1,658	$(3)	$(1,655)	$—

2 Amounts exclude accrued interest totaling $15 thousand and $27 thousand at September 30, 2016 and December 31, 2015, respectively.

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

Page-30

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

The model determines general allowances by loan segment based on quantitative (loss history) and qualitative risk factors. Qualitative internal and external risk factors include, but are not limited to, the following:

•	Changes in the nature and volume of the loan portfolio.

•	Changes in the volume and severity of past due loans, the volume of non-accruals loans, and the volume and severity of adversely classified or graded loans.

•	The existence and effect of individual loan and loan segment concentrations.

•	Changes in lending policies and procedures, including changes in underwriting standards and collection, charge-off, and recovery practices not considered elsewhere.

•	Changes in the experience, ability, and depth of lending management and other relevant staff.

•	Changes in the quality of our systematic loan review processes.

•	Changes in economic and business conditions, and developments that affect the collectability of the portfolio.

•	Changes in the value of underlying collateral, where applicable.

•	The effect of other external factors such as legal and regulatory requirements on the level of estimated credit losses in the portfolio.

•	The effect of acquisitions of other loan portfolios on our infrastructure, including risk associated with entering new geographic areas as a result of such acquisitions.

•	The presence of specialized lending segments in the portfolio.

Beginning with the quarter ended March 31, 2016, Management enhanced its methodology for determining the quantitative and qualitative risk factors assigned to unimpaired loans in order to capture historical loss information at the loan level, track loss migration through risk grade deterioration, increase efficiencies related to performing the calculations, and refine how we incorporate environmental and other unique risk elements into our estimation of credit losses. The changes in methodology did not result in a material difference in general allowances. Prior to March 31, 2016, under the Bank's allowance model, each segment was assigned a quantitative loss factor that was primarily based on a rolling twenty-quarter look-back at our historical losses for that particular segment, as well as a number of other assumptions. Under the current methodology, the quantitative risk factor for each segment utilizes the greater of

Page-31

either the historical loss method based on a rolling twenty-four-quarter look-back period or migration analysis loss method based on loss history beginning March 2010.

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

Page-32

Executive Summary

Earnings in the third quarter of 2016 totaled $7.0 million, compared to $4.8 million in the third quarter of 2015. Diluted earnings per share of $1.14 in the third quarter of 2016 increased $0.35 from $0.79 in the same quarter a year ago, due to the recovery of a problem credit and accelerated accretion of an acquired loan discount upon early pay-off. Year-to-date earnings of $17.4 million grew 29.1% from $13.5 million for the same period a year ago. Diluted earnings per share were $2.86 in the first nine months of 2016, an increase from $2.23 for the same period in 2015.

The following are highlights of our operating and financial performance for the periods presented:

•
Return on assets was 1.35% for the quarter and 1.17% for the nine months ended September 30, 2016, compared to 1.00% for the quarter and 0.97% for the nine months ended September 30, 2015. Return on equity was 12.08% for the quarter and 10.40% for the nine months ended September 30, 2016, compared to 9.00% for the quarter and 8.75% for the nine months ended September 30, 2015.

•
The resolution of a problem commercial real estate credit during the third quarter added $1.4 million in interest recoveries to net interest income and resulted in a $1.6 million reversal of the provision for loan losses.

•
Credit quality remains strong with non-accrual loans totaling $540 thousand, or 0.04% of total loans at September 30, 2016, compared to $2.2 million, or 0.15% of total loans at December 31, 2015. Accruing loans past due 30 to 89 days totaled $160 thousand at September 30, 2016, compared to $2.1 million at December 31, 2015.

•
Loans increased by $16.5 million and totaled $1,467.7 million at September 30, 2016, compared to $1,451.2 million at December 31, 2015. Year-to-date loan originations of $129.9 million are consistent with 2015, while pay-offs of $116.1 million are lower than the first nine months of 2015.

•
Deposits grew by $73.3 million and totaled $1,801.5 million at September 30, 2016, compared to $1,728.2 million at December 31, 2015. Non-interest bearing deposits increased by $90.6 million in the first nine months of 2016 and comprised 47.8% of total deposits at September 30, 2016. The cost of total deposits was 0.08% for the first nine months of 2016 compared to 0.10% during the same period in 2015.

•
The tax-equivalent net interest margin was 4.05% in the third quarter of 2016, compared to 3.79% in the same quarter a year ago. Net interest income totaled $19.4 million in the third quarter of 2016, compared to $16.9 million in the same quarter a year ago. The increase was primarily due to the $1.4 million interest recovery previously discussed and an increase in purchased loan accretion.

•
Our efficiency ratio (the ratio of non-interest expense divided by the sum of net interest income and non-interest income) was 58.07% and 62.79% for the nine months ended September 30, 2016 and 2015, respectively.

•
All capital ratios are above regulatory requirements for a well-capitalized institution. The total risk-based capital ratio for Bancorp was 14.3% at September 30, 2016 compared to 13.4% at December 31, 2015.

Going forward:

•	We have ample liquidity and capital to support both organic growth and acquisitions in the coming quarters.

•	Acquisitions remain a component of our strategic plan. The Bay Area is an economically attractive area and we intend to expand our footprint through organic growth and strategic acquisitions.

•	Credit quality and expense control remain key priorities.

•	Our net interest margin could compress if current market interest rates do not increase.

•	Although we expect the number of early pay-offs of acquired loans to decline, we cannot predict the timing and their effect on our future net interest margin.

Page-33

RESULTS OF OPERATIONS

Highlights of the financial results are presented in the following tables:

At September 30,	At December 31,
(dollars in thousands)	2016	2015
Selected financial condition data:
Total assets	$2,054,821	$2,031,134
Loans, net	1,451,950	1,436,229
Deposits	1,801,469	1,728,226
Borrowings	5,540	72,395
Stockholders' equity	231,780	214,473
Asset quality ratios:
Allowance for loan losses to total loans	1.07%	1.03%
Allowance for loan losses to non-accrual loans	29.11	x	6.88	x
Non-accrual loans to total loans	0.04%	0.15%
Capital ratios:
Equity to total assets ratio	11.28%	10.56%
Total capital (to risk-weighted assets)	14.26%	13.37%
Tier 1 capital (to risk-weighted assets)	13.29%	12.44%
Tier 1 capital (to average assets)	11.13%	10.67%
Common equity Tier 1 capital (to risk weighted assets)	12.99%	12.16%

	Three months ended		Nine months ended
(dollars in thousands, except per share data)	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Selected operating data:
Net interest income	$19,381	$16,883	$55,185	$49,944
Provision for loan losses	(1,550)	—	(1,550)	—
Non-interest income	2,114	2,298	6,698	7,095
Non-interest expense	11,910	11,638	35,937	35,814
Net income	6,964	4,773	17,447	13,516
Net income per common share:
Basic	$1.14	$0.80	$2.87	$2.27
Diluted	$1.14	$0.79	$2.86	$2.23
Performance and other financial ratios:
Return on average assets	1.35%	1.00%	1.17%	0.97%
Return on average equity	12.08%	9.00%	10.40%	8.75%
Tax-equivalent net interest margin	4.05%	3.79%	3.95%	3.88%
Efficiency ratio	55.41%	60.67%	58.07%	62.79%
Dividend payout ratio on common stock [1]	21.93%	27.50%	26.13%	29.07%
1 Excluding the recovery of a problem credit and accelerated accretion of an acquired loan discount upon early pay-off as described herein, the dividend payout ratio would have been approximately 32% for the quarter ended September 30, 2016.

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

Net interest margin is expressed as net interest income divided by average interest-earning assets. Net interest rate spread is the difference between the average rate earned on total interest-earning assets and the average rate incurred on total interest-bearing liabilities. Both of these measures are reported on a taxable-equivalent basis. Net interest margin is the higher of the two because it reflects interest income earned on assets funded with non-interest-bearing sources of funds, such as some demand deposits and stockholders’ equity.

The following table, Average Statements of Condition and Analysis of Net Interest Income, compares interest income and average interest-earning assets with interest expense and average interest-bearing liabilities for the periods presented. The table also presents net interest income, net interest margin and net interest rate spread for each period reported.

Average Statements of Condition and Analysis of Net Interest Income
	Three months ended			Three months ended
	September 30, 2016			September 30, 2015
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Interest-bearing due from banks [1]	$79,672	$105	0.51%	$51,378	$35	0.27%
Investment securities [2,3]	394,980	2,120	2.15%	389,260	2,094	2.15%
Loans [1,3,4]	1,454,617	18,182	4.89%	1,352,023	15,800	4.57%
Total interest-earning assets [1]	1,929,269	20,407	4.14%	1,792,661	17,929	3.91%
Cash and non-interest-bearing due from banks	48,901			43,054
Bank premises and equipment, net	8,808			9,680
Interest receivable and other assets, net	61,649			57,589
Total assets	$2,048,627			$1,902,984
Liabilities and Stockholders' Equity
Interest-bearing transaction accounts	$91,035	$27	0.12%	$93,933	$28	0.12%
Savings accounts	152,370	15	0.04%	135,202	13	0.04%
Money market accounts	531,130	112	0.08%	506,952	125	0.10%
Time accounts including CDARS	160,595	190	0.47%	157,252	212	0.53%
Overnight borrowings [1]	—	—	—%	188	—	—%
FHLB fixed-rate advances [1]	—	—	—%	15,000	79	2.07%
Subordinated debentures [1]	5,516	109	7.68%	5,316	105	7.73%
Total interest-bearing liabilities	940,646	453	0.19%	913,843	562	0.24%
Demand accounts	864,460			765,284
Interest payable and other liabilities	14,124			13,467
Stockholders' equity	229,397			210,390
Total liabilities & stockholders' equity	$2,048,627			$1,902,984
Tax-equivalent net interest income/margin [1]		$19,954	4.05%		$17,367	3.79%
Reported net interest income/margin [1]		$19,382	3.93%		$16,883	3.69%
Tax-equivalent net interest rate spread			3.95%			3.67%

Page-35

	Nine months ended			Nine months ended
	September 30, 2016			September 30, 2015
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Interest-bearing due from banks [1]	$39,293	$155	0.52%	$55,509	$107	0.25%
Investment securities [2,3]	403,986	6,458	2.13%	340,373	5,864	2.30%
Loans [1,3,4]	1,446,053	52,072	4.73%	1,346,689	47,063	4.61%
Total interest-earning assets [1]	1,889,332	58,685	4.08%	1,742,571	53,034	4.01%
Cash and non-interest-bearing due from banks	39,788			44,368
Bank premises and equipment, net	8,926			9,786
Interest receivable and other assets, net	60,022			58,153
Total assets	$1,998,068			$1,854,878
Liabilities and Stockholders' Equity
Interest-bearing transaction accounts	$95,112	$82	0.11%	$93,762	$88	0.13%
Savings accounts	148,050	43	0.04%	133,553	38	0.04%
Money market accounts	523,641	330	0.08%	494,142	375	0.10%
Time accounts including CDARS	160,523	579	0.48%	156,458	648	0.55%
Overnight borrowings [1]	7,190	22	0.42%	194	—	—%
FHLB fixed-rate advances [1]	9,087	456	6.59%	15,000	236	2.07%
Subordinated debentures [1]	5,469	325	7.80%	5,261	314	7.98%
Total interest-bearing liabilities	949,072	1,837	0.26%	898,370	1,699	0.25%
Demand accounts	810,190			735,487
Interest payable and other liabilities	14,651			14,466
Stockholders' equity	224,155			206,555
Total liabilities & stockholders' equity	$1,998,068			$1,854,878
Tax-equivalent net interest income/margin [1]		$56,848	3.95%		$51,335	3.88%
Reported net interest income/margin [1]		$55,185	3.84%		$49,944	3.78%
Tax-equivalent net interest rate spread			3.82%			3.76%

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

Third Quarter of 2016 Compared to Third Quarter of 2015

Net interest income totaled $19.4 million in the third quarter of 2016, compared to $16.9 million in the same quarter a year ago. The tax-equivalent net interest margin was 4.05% in the third quarter of 2016, compared to 3.79% in the same quarter in the previous year.  The $2.5 million increase in net interest income was primarily due to an increase in average interest-earning assets of $136.6 million, or 7.6%, compared to the same period in 2015. The increase was comprised of a $102.6 million increase in average loans, a $28.3 million increase in average interest-bearing due from banks, and a $5.7 million increase in average securities. Additional positive variances in both net interest income and margin in the third quarter of 2016 included the $1.4 million interest recovery previously discussed and an increase in purchased loan accretion as shown in the table below, partially offset by a decline in the average yields on our loan portfolio. In addition, interest expense was lower as a result of the Federal Home Loan Bank fixed rate advance prepayment in 2016.

Page-36

First Nine Months of 2016 Compared to First Nine Months of 2015

Net interest income totaled $55.2 million in the first nine months of 2016 compared to $49.9 million for the same period in 2015. The tax-equivalent net interest margin was 3.95% in the first nine months of 2016, compared to 3.88% in the same period in the previous year.  The $5.3 million increase in net interest income was primarily due to an increase in average interest-earning assets of $146.8 million, or 8.4%, compared to the same period in 2015. The increase was comprised of a $99.4 million increase in average loans and a $63.6 million increase in average securities, partially offset by a $16.2 million decrease in average interest-bearing due from banks. Additional positive variances in both net interest income and margin in 2016 included the interest recovery of $1.4 million mentioned above and a $696 thousand increase in gains on payoffs of PCI loans as shown in the table below, which were partially offset by lower average yields on loans and investments and prepayment fees of $312 thousand on a Federal Home Loan Bank advance in the second quarter of 2016.

Market interest rates are, in part, based on the target federal funds interest rate (the interest rate banks charge each other for short-term borrowings) implemented by the Federal Reserve Open Market Committee ("FOMC"). In December 2015, the FOMC raised the target federal funds rate by 25 basis points to a range of 0.25% to 0.50% from the historic low of 0.00% to 0.25% that had not changed during the previous seven years. The prolonged low interest rate environment, especially the low long-term interest rates, has resulted in downward pricing pressure on our interest-earning assets. We have experienced significant net interest margin compression over the last several years and our net interest margin in the future may compress if current market interest rates do not increase.

Early pay-offs or prepayments of our acquired loans with significant unamortized purchase discount/premium could result in volatility in our net interest margin and cannot be predicted. As our acquired loans continue to pay off, we expect the accretion on acquired loans to continue to decline. Accretion and gains on pay-offs of purchased loans recorded to interest income were as follows:

	Three months ended				Nine months ended
	September 30, 2016		September 30, 2015		September 30, 2016		September 30, 2015
(dollars in thousands)	Dollar Amount	Basis point impact to net interest margin	Dollar Amount	Basis point impact to net interest margin	Dollar Amount	Basis point impact to net interest margin	Dollar Amount	Basis point impact to net interest margin
Accretion on PCI loans	$89	2 bps	$128	3 bps	$274	2 bps	$367	3 bps
Accretion on non-PCI loans	$605	12 bps	$366	8 bps	$1,252	9 bps	$1,202	9 bps
Gains on pay-offs of PCI loans	$—	0 bps	$1	0 bps	$740	5 bps	$44	0 bps

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

A $1.6 million reversal of the provision for loan losses was recorded in the third quarter of 2016 and resulted from the charged-off principal recovery of $2.2 million on the problem credit previously mentioned. No provision for loan losses was recorded in the same quarter a year ago. Net recoveries in the third quarter of 2016 totaled $2,176 thousand, compared to $102 thousand in the same quarter a year ago.

As described above, a $1.6 million reversal of the loan loss provision was recorded in the first nine months of 2016, compared to no provision for loan losses recognized in the first nine months of 2015. Net recoveries were $2,264 thousand in the first nine months of 2016, compared to net charge-offs of $643 thousand in the first nine months of 2015. A protracted problem land development loan was sold in the second quarter of 2015 resulting in an $839 thousand charge-off.

The ratio of loan loss reserves to total loans was 1.07% at September 30, 2016, compared to 1.03% at December 31, 2015. Non-accrual loans totaled $540 thousand, or 0.04% of total loans at September 30, 2016, compared to $2.2 million, or 0.15% at December 31, 2015.

Page-37

Impaired loan balances totaled $19.7 million at September 30, 2016, compared to $21.2 million at December 31, 2015, with specific valuation allowances of $1.3 million and $1.2 million for the same respective dates. The decrease in impaired loan balances primarily relates to the pay-off of a problem credit totaling $1.9 million as of December 31, 2015 and the pay-off/pay-down of three commercial loans, partially offset by the addition of a performing commercial real estate loan modified in a troubled debt restructuring. Classified assets (loans with substandard or doubtful risk grades) increased to $22.6 million at September 30, 2016, from $22.3 million at December 31, 2015. There were no loans with doubtful risk grades at September 30, 2016 or December 31, 2015.

Non-interest Income

The table below details the components of non-interest income.

	Three months ended		Amount	Percent
(dollars in thousands)	September 30, 2016	September 30, 2015	Increase (Decrease)	Increase (Decrease)
Service charges on deposit accounts	$447	$489	$(42)	(8.6)%
Wealth Management and Trust Services	506	568	(62)	(10.9)%
Debit card interchange fees	393	372	21	5.6%
Merchant interchange fees	114	171	(57)	(33.3)%
Earnings on bank-owned life insurance	216	204	12	5.9%
Dividends on FHLB stock	223	209	14	6.7%
Gains on investment securities, net	—	72	(72)	NM
Other income	215	213	2	0.9%
Total non-interest income	$2,114	$2,298	$(184)	(8.0)%

	Nine months ended		Amount	Percent
(dollars in thousands)	September 30, 2016	September 30, 2015	Increase (Decrease)	Increase (Decrease)
Service charges on deposit accounts	$1,344	$1,518	$(174)	(11.5)%
Wealth Management and Trust Services	1,599	1,809	(210)	(11.6)%
Debit card interchange fees	1,112	1,087	25	2.3%
Merchant interchange fees	355	430	(75)	(17.4)%
Earnings on bank-owned life insurance	626	610	16	2.6%
Dividends on FHLB stock	577	817	(240)	(29.4)%
Gains on investment securities, net	394	80	314	392.5%
Other income	691	744	(53)	(7.1)%
Total non-interest income	$6,698	$7,095	$(397)	(5.6)%
NM - Not Meaningful

Third Quarter of 2016 Compared to Third Quarter of 2015

Non-interest income decreased by $184 thousand in the third quarter of 2016 to $2.1 million, compared to $2.3 million in the same quarter a year ago. The decrease was partially due to a $72 thousand gain on the sale of four securities in the third quarter of 2015, lower merchant card interchange fees of $57 thousand related to a decline in sales volume and $62 thousand lower wealth management and trust services fees in the third quarter of 2016.

First Nine Months of 2016 Compared to First Nine Months of 2015

Non-interest income decreased by $397 thousand to $6.7 million for the first nine months of 2016, compared to $7.1 million for the first nine months of 2015. The decrease resulted from lower dividends on FHLB stock, lower wealth management-related fees, and lower service charges on business analysis accounts due to higher average deposit balances, partially offset by higher gains on the sale of investment securities.

Page-38

Non-interest Expense

The table below details the components of non-interest expense.

	Three months ended		Amount	Percent
(dollars in thousands)	September 30, 2016	September 30, 2015	Increase (Decrease)	Increase (Decrease)
Salaries and related benefits	$6,683	$6,300	$383	6.1%
Occupancy and equipment	1,275	1,346	(71)	(5.3)%
Depreciation and amortization	449	441	8	1.8%
Federal Deposit Insurance Corporation insurance	253	250	3	1.2%
Data processing	894	835	59	7.1%
Professional services	476	493	(17)	(3.4)%
Directors' expense	143	182	(39)	(21.4)%
Information technology	307	186	121	65.1%
Provision for losses on off-balance sheet commitments	—	324	(324)	NM
Other non-interest expense
Advertising	177	75	102	136.0%
Other expense	1,253	1,206	47	3.9%
Total other non-interest expense	1,430	1,281	149	11.6%
Total non-interest expense	$11,910	$11,638	$272	2.3%

	Nine months ended		Amount	Percent
(dollars in thousands)	September 30, 2016	September 30, 2015	Increase (Decrease)	Increase (Decrease)
Salaries and related benefits	$20,155	$19,762	$393	2.0%
Occupancy and equipment	3,731	4,181	(450)	(10.8)%
Depreciation and amortization	1,343	1,512	(169)	(11.2)%
Federal Deposit Insurance Corporation insurance	760	739	21	2.8%
Data processing	2,666	2,413	253	10.5%
Professional services	1,528	1,572	(44)	(2.8)%
Directors' expense	448	620	(172)	(27.7)%
Information technology	665	554	111	20.0%
Provision for losses on off-balance sheet commitments	150	14	136	NM
Other non-interest expense
Advertising	378	197	181	91.9%
Other expense	4,113	4,250	(137)	(3.2)%
Total other non-interest expense	4,491	4,447	44	1.0%
Total non-interest expense	$35,937	$35,814	$123	0.3%
NM - Not Meaningful

Third Quarter of 2016 Compared to Third Quarter of 2015

Non-interest expense increased by $272 thousand to $11.9 million in the third quarter of 2016, compared to $11.6 million in the same quarter a year ago. The increase was partially due to an increase in salaries and benefits related to annual merit increases and higher full time equivalents in 2016, and increases in information technology improvement costs and advertising. The increases in expenses were partially offset by no provision for off-balance sheet commitments recorded in the third quarter of 2016 compared to $324 thousand in the same quarter last year.

Page-39

First Nine Months of 2016 Compared to First Nine Months of 2015

Non-interest expense increased by $123 thousand to $35.9 million for the first nine months of 2016, compared to $35.8 million for the first nine months of 2015. The increase resulted from the same reasons described above and higher expenses related to provision for off-balance sheet commitments, and data processing costs. These increases were partially offset by a decrease in occupancy and equipment expenses related to the relocation of offices in 2016, and lease accounting adjustments recorded in the first nine months of 2015.

Provision for Income Taxes

The provision for income taxes for the third quarter of 2016 totaled $4.2 million at an effective tax rate of 37.5%, compared to $2.8 million at an effective tax rate of 36.7% in the same quarter last year. The provision for income taxes for the first nine months of 2016 totaled $10.0 million at an effective tax rate of 36.5%, compared to $7.7 million at an effective tax rate of 36.3% for the first nine months of 2015. These provisions reflect accruals for taxes at the applicable rates for federal income tax and California franchise tax based upon reported pre-tax income, and adjusted for the effects of all permanent differences between income for tax and financial reporting purposes (such as earnings on tax exempt loans and municipal securities, BOLI, and low income housing tax credits). We forecast annual pre-tax income and these permanent differences to project our effective tax rates. As a result, there are fluctuations in the effective rate from period to period based on the relationship of net permanent differences to income before tax.

We file a consolidated return in the U.S. Federal tax jurisdiction and a combined return in the State of California tax jurisdiction. There were no ongoing federal or state income tax examinations at the issuance of this report. At September 30, 2016, neither the Bank nor Bancorp had accruals for interest or penalties related to unrecognized tax benefits.

FINANCIAL CONDITION SUMMARY

Investment Securities

The investment securities portfolio totaled $425.4 million at September 30, 2016, a $62.0 million decrease from December 31, 2015. Year-to-date investment security purchases totaling $140.9 million were offset by paydowns and maturities totaling $136.1 million and sales totaling $68.7 million. The sales proceeds were used to pay down our borrowings and resulted in net gains of $393.9 thousand.

Investment securities in our portfolio that may be backed by mortgages having sub-prime or Alt-A features (certain privately issued CMOs) represent 0.1% and 0.2% of our total investment portfolio at September 30, 2016 and December 31, 2015, respectively.

The table below summarizes our investment in obligations of state and political subdivisions at September 30, 2016 and December 31, 2015.

	September 30, 2016			December 31, 2015
(dollars in thousands)	Amortized Cost	Fair Value	% of Total State and Political Subdivisions	Amortized Cost	Fair Value	% of Total State and Political Subdivisions
Within California:
General obligation bonds	$15,252	$15,574	13.7%	$18,642	$18,830	18.6%
Revenue bonds	10,942	11,307	9.7	15,453	15,767	15.5
Tax allocation bonds	4,632	4,829	4.2	5,411	5,603	5.4
Total within California	30,826	31,710	27.6	39,506	40,200	39.5
Outside California:
General obligation bonds	72,228	73,647	64.8	51,920	52,990	51.9
Revenue bonds	8,430	8,538	7.6	8,603	8,629	8.6
Total outside California	80,658	82,185	72.4	60,523	61,619	60.5
Total obligations of state and political subdivisions	$111,484	$113,895	100.0%	$100,029	$101,819	100.0%

Page-40

The portion of the portfolio outside the state of California is distributed among twenty states. The largest concentrations are in Washington (11.8%), Minnesota (11.7%), and Texas (11.3%). Revenue bonds, both within and outside California, primarily consisted of bonds relating to essential services (such as public improvements and utilities) and school district bonds.

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

Loans

Loans totaled $1,467.7 million at September 30, 2016, an increase of $16.5 million from $1,451.2 million at December 31, 2015. New loan volume in the first nine months of 2016 of $129.9 million were primarily in investor commercial real estate, commercial and industrial and owner-occupied commercial real estate and were spread throughout our markets. Advances on new and existing construction loans during 2016 totaled $31.0 million, partially offset by pay-offs of $14.2 million. Total pay-offs of $116.1 million, combined with scheduled payments and advances on existing loan commitments, produced the net increase from December 31, 2015. Two investor commercial real estate loans totaling $22 million accounted for 20% of the pay-offs. One of these loans was a $13 million credit for which the Bank chose not to match a competitor's highly aggressive loan terms as they were not consistent with our credit policy or lending appetite. The remaining $9 million loan was a planned pay-off, which facilitated new financing on a related property. We believe our loan pipeline is robust, reflecting growth prospects across our markets.

Liabilities

During the first nine months of 2016, total liabilities increased by $6.4 million to $1,823.0 million. Deposits totaled $1,801.5 million at September 30, 2016, compared to $1,728.2 million at December 31, 2015. The $73.3 million increase was primarily due to new customer relationships and normal business activity for existing commercial customers. The third quarter of 2016 included some higher than usual deposit increases from a few of our largest business customers due to the nature of their businesses, which could decline during the fourth quarter. Non-interest bearing deposits totaled $860.6 million, or 47.8% of total deposits at September 30, 2016, compared to 44.6% at December 31, 2015. FHLB and other borrowings also declined $67.0 million. We retired a $15 million fixed rate FHLB advance in the second quarter to reduce our cost of funds going forward and there were no overnight borrowings at September 30, 2016.

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

Page-41

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

To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, Tier 1 leverage, and common equity Tier 1 ratios as set forth in the second table below. The most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action as of June 30, 2016. There are no conditions or events since that notification that Management believes have changed the Bank’s categories, and we expect the Bank to remain well capitalized for prompt corrective action purposes.

The Bancorp’s and Bank’s capital adequacy ratios as of September 30, 2016 and December 31, 2015 are presented in the following tables. Bancorp's Tier 1 capital includes the subordinated debentures, which are not included at the Bank level. We continued to build capital in 2016 through the accumulation of net income.

Capital Ratios for Bancorp (dollars in thousands)	Actual Ratio		Adequately Capitalized Threshold[1]
September 30, 2016	Amount	Ratio	Amount	Ratio
Total Capital (to risk-weighted assets)	$243,126	14.26%	≥ $147,041	≥ 8.625%
Tier 1 Capital (to risk-weighted assets)	$226,513	13.29%	≥ $112,944	≥ 6.625%
Tier 1 Capital (to average assets)	$226,513	11.13%	≥ $ 81,413	≥ 4.000%
Common Equity Tier 1 (to risk-weighted assets)	$221,373	12.99%	≥ $ 87,372	≥ 5.125%
December 31, 2015
Total Capital (to risk-weighted assets)	$227,269	13.37%	≥ $135,996	≥ 8.00%
Tier 1 Capital (to risk-weighted assets)	$211,521	12.44%	≥ $101,997	≥ 6.00%
Tier 1 Capital (to average assets)	$211,521	10.67%	≥ $ 79,296	≥ 4.00%
Common Equity Tier 1 (to risk-weighted assets)	$206,724	12.16%	≥ $ 76,498	≥ 4.50%
1 The 2016 adequately capitalized threshold includes the capital conservation buffer that was effective January 1, 2016. These ratios are not reflected on a fully phased-in basis, which will occur in January 2019.

Page-42

Capital Ratios for the Bank (dollars in thousands)	Actual Ratio		Adequately Capitalized Threshold[1]		Ratio to be Well Capitalized under Prompt Corrective Action Provisions
September 30, 2016	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk-weighted assets)	$237,345	13.92%	≥ $147,011	≥ 8.625%	≥ $170,448	≥10.00%
Tier 1 Capital (to risk-weighted assets)	$220,733	12.95%	≥ $112,922	≥ 6.625%	≥ $136,358	≥ 8.00%
Tier 1 Capital (to average assets)	$220,733	10.85%	≥ $ 81,398	≥ 4.000%	≥ $101,747	≥ 5.00%
Common Equity Tier 1 (to risk-weighted assets)	$220,733	12.95%	≥ $ 87,355	≥ 5.125%	≥ $110,791	≥ 6.50%
December 31, 2015
Total Capital (to risk-weighted assets)	$222,830	13.11%	≥ $135,968	≥ 8.00%	≥ $169,960	≥10.00%
Tier 1 Capital (to risk-weighted assets)	$207,082	12.18%	≥ $101,976	≥ 6.00%	≥ $135,968	≥ 8.00%
Tier 1 Capital (to average assets)	$207,082	10.45%	≥ $ 79,268	≥ 4.00%	≥ $ 99,085	≥ 5.00%
Common Equity Tier 1 (to risk-weighted assets)	$207,082	12.18%	≥ $ 76,482	≥ 4.50%	≥ $110,474	≥ 6.50%
1 The 2016 adequately capitalized threshold includes the capital conservation buffer that was effective January 1, 2016. These ratios are not reflected on a fully phased-in basis, which will occur in January 2019.

Liquidity

The goal of liquidity management is to provide adequate funds to meet loan demand and fund operating activities and deposit withdrawals. We accomplish this goal by maintaining an appropriate level of liquid assets and formal lines of credit with the FHLB, FRBSF and correspondent banks that enable us to borrow funds as needed. Our Asset Liability Management Committee ("ALCO"), which is comprised of certain directors of the Bank, is responsible for approving and monitoring our liquidity targets and strategies. ALCO has adopted a contingency funding plan that provides early detection of a potential shortfall in liquidity below internal requirements and institutes prompt responses that may prevent or alleviate a potential liquidity crisis.

We obtain funds from the repayment and maturity of loans as well as deposit inflows, investment security maturities and paydowns, federal funds purchases, FHLB advances, and other borrowings.  Our primary uses of funds are the origination of loans, the purchase of investment securities, withdrawals of deposits, maturity of certificates of deposit, repayment of borrowings and dividends to common stockholders.

The most volatile factor in our short-term liquidity position has been the level of customer deposits. We attract and retain new deposits, which depends upon the variety and effectiveness of our customer account products, service and convenience, and rates paid to customers, as well as our financial strength. However, the business model and cyclical nature of the cash cycles of some of our large commercial depositors may also cause short-term volatility in their deposit balances held with us.

Any long-term decline in deposit funding would adversely affect our liquidity. Management monitors our liquidity position daily and regularly adjusts our investments in liquid assets based upon our assessment of expected loan demand and pay-off activities, expected deposit flows, desired mix and yields on interest-earning assets, and the objectives of our asset/liability management program. In addition, we have secured borrowing capacity through the FHLB and FRBSF, as discussed in Note 6 to the consolidated financial statements, that can be drawn upon. Management anticipates our current strong liquidity position and core deposit base will provide adequate liquidity to fund our operations.

At September 30, 2016 our liquid assets, which included unencumbered available-for-sale securities and cash, totaled $393.1 million, an increase of $18.1 million from December 31, 2015. As presented in the accompanying unaudited consolidated statements of cash flows, the sources of liquidity vary between periods. Our cash and cash equivalents at September 30, 2016 totaled $96.9 million, an increase of $70.6 million from December 31, 2015. The primary sources of funds during the first nine months of 2016 included an increase in net deposits of $73.2 million, $63.9 million in proceeds from sales, pay-downs and maturities of investment securities, net of purchases and $20.3 million net cash provided by operating activities. The primary uses of liquidity during the first nine months of 2016 were the repayment of $67.0 million in borrowings to lower our funding costs going forward and loan principal collections (net of loan originations) of $11.7 million.

Undrawn credit commitments, as discussed in Note 8 to the consolidated financial statements, totaled $416.5 million at September 30, 2016. These commitments, to the extent used, are expected to be funded primarily through the

Page-43

repayment of existing loans, deposit growth and liquid assets. Over the next twelve months, $111.9 million of time deposits will mature. We expect these funds to be replaced with new deposits. Our emphasis on local deposits combined with our well capitalized equity position, provides a very stable funding base.

Since Bancorp is a holding company and does not conduct regular banking operations, its primary sources of liquidity are dividends from the Bank. Under the California Financial Code, payment of a dividend from the Bank to Bancorp without advance regulatory approval is restricted to the lesser of the Bank’s retained earnings or the amount of the Bank’s net profits from the previous three fiscal years less the amount of dividends paid during that period. The primary uses of funds for Bancorp are shareholder dividends and ordinary operating expenses.  Bancorp held $5.4 million of cash at September 30, 2016. Bancorp obtained dividend distributions from the Bank in the amount of $6.4 million in the first nine months of 2016. These funds are deemed sufficient to cover Bancorp's operational needs and cash dividends to shareholders through the end of 2016. Management anticipates that there will be sufficient earnings at the Bank to provide dividends to Bancorp to meet its funding requirements for the foreseeable future.

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

Based on our most recent simulation, net interest income is projected to increase by approximately 2% in year one given an immediate 200 basis point increase in interest rates and increase by approximately 8% in year two. The interest rate risk is within policy guidelines established by ALCO and the Board of Directors.

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

Page-44

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

ITEM 2       Unregistered Sales of Equity Securities and Use of Proceeds

We did not have any unregistered sales or repurchases of our equity securities during the three months ended September 30, 2016.

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

Bank of Marin Bancorp
(registrant)

November 7, 2016	/s/ Russell A. Colombo
Date	Russell A. Colombo
President &
Chief Executive Officer
(Principal Executive Officer)

November 7, 2016	/s/ Tani Girton
Date	Tani Girton
Executive Vice President &
Chief Financial Officer
(Principal Financial Officer)

November 7, 2016	/s/ Cecilia Situ
Date	Cecilia Situ
First Vice President &
Manager of Finance & Treasury
(Principal Accounting Officer)

Page-48