Form 10-K
period 2016-12-31
Bank of Marin Bancorp
filed 2017-03-14
CIK 1403475

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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
Yes   ☐         No  ☒

As of June 30, 2016, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the voting common equity held by non-affiliates, based upon the closing price per share of the registrant's common stock as reported by the NASDAQ, was approximately $292 million. For the purpose of this response, directors and certain officers of the Registrant are considered the affiliates at that date.

As of February 28, 2017, there were 6,129,817 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on May 16, 2017 are incorporated by reference into Part III.

TABLE OF CONTENTS

PART I		Page-4

Forward-Looking Statements		Page-4

ITEM 1.	BUSINESS	Page-4
ITEM 1A.	RISK FACTORS	Page-11
ITEM 1B.	UNRESOLVED STAFF COMMENTS	Page-20
ITEM 2.	PROPERTIES	Page-20
ITEM 3.	LEGAL PROCEEDINGS	Page-20
ITEM 4.	MINE SAFETY DISCLOSURES	Page-20

PART II		Page-21

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	Page-21
ITEM 6.	SELECTED FINANCIAL DATA	Page-23
ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	Page-24
	Forward-Looking Statements	Page-24
	Executive Summary	Page-25
	Critical Accounting Policies	Page-28

	RESULTS OF OPERATIONS	Page-26
	Net Interest Income	Page-26
	Provision for Loan Losses	Page-29
	Non-Interest Income	Page-29
	Non-Interest Expense	Page-30
	Provision for Income Taxes	Page-31

	FINANCIAL CONDITION	Page-31
	Investment Securities	Page-31
	Loans	Page-34
	Allowance for Loan Losses	Page-36
	Other Assets	Page-40
	Deposits	Page-40
	Borrowings	Page-41
	Deferred Compensation Obligations	Page-42
	Off Balance Sheet Arrangements and Commitments	Page-42
	Capital Adequacy	Page-42
	Liquidity	Page-43
	Selected Quarterly Financial Data	Page-44

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	Page-44

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Page-46

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

Forward-looking statements are based on Management's current expectations regarding economic, legislative, and regulatory issues that may affect our earnings in future periods. A number of factors, many of which are beyond Management’s control, could cause future results to vary materially from current Management expectations. Such factors include, but are not limited to, general economic conditions and the economic uncertainty in the United States and abroad, including changes in interest rates, deposit flows, real estate values, and expected future cash flows on loans and securities; integration of acquisitions and competition; changes in accounting principles, policies or guidelines; changes in legislation or regulation; natural disasters; adverse weather conditions; and other economic, competitive, governmental, regulatory and technological factors affecting our operations, pricing, products and services.

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

ITEM 1        BUSINESS

Bank of Marin (the “Bank”) was incorporated in August 1989, received its charter from the California Superintendent of Banks (now the California Department of Business Oversight or "DBO") and commenced operations in January 1990. The Bank is an insured bank by the Federal Deposit Insurance Corporation (“FDIC”). On July 1, 2007 (the “Effective Date”), a bank holding company reorganization was completed whereby Bank of Marin Bancorp (“Bancorp”) became the parent holding company for the Bank, the sole and wholly-owned subsidiary of Bancorp. On the Effective Date, each outstanding share of Bank of Marin common stock was converted into one share of Bank of Marin Bancorp common stock. Bancorp is listed at NASDAQ under the ticker symbol BMRC, which was formerly used by the Bank. Prior to the Effective Date, the Bank filed reports and proxy statements with the FDIC pursuant to Section 12 of the 1934 Act. Upon formation of the holding company, Bancorp became subject to regulation under the Bank Holding Company Act of 1956, as amended, and Federal Reserve Board reporting and examination requirements. Bancorp files periodic reports and proxy statements with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended.

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

We offer a variety of personal and business checking and savings accounts, and a number of time deposit alternatives, including time certificates of deposit, Individual Retirement Accounts (“IRAs”), Health Savings Accounts, Certificate of Deposit Account Registry Service® ("CDARS") and Insured Cash Sweep® ("ICS") accounts. CDARS and ICS are part of a network through which we offer full FDIC insurance coverage in excess of the regulatory maximum by placing deposits in multiple banks participating in the network. For businesses, we now offer another sweep product which also provides full FDIC insurance coverage called Demand Deposit Marketplace, or DDM Sweep. We also offer mobile banking, remote deposit capture, Automated Clearing House services (“ACH”), fraud prevention services including Positive Pay for Checks, ACH, Apple Pay®, peer-to-peer funds transfer, and image lockbox services. A valet deposit pick-up service is available to our professional and business clients.

Automated teller machines (“ATM's”) are available at most retail branch locations. Our ATM network is linked to the PLUS, CIRRUS and NYCE networks, as well as to a network of nation-wide surcharge-free ATM's called MoneyPass. We also offer our depositors 24-hour access to their accounts by telephone and through our internet banking products available to personal and business account holders.

We offer Wealth Management and Trust Services (“WMTS”) which include customized investment portfolio management, trust administration, estate settlement and custody services. We also offer 401(k) plan services to small and medium-sized businesses through a third party vendor.

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

We attract deposit relationships from individuals, merchants, small to medium-sized businesses, not-for-profit organizations and professionals who live and/or work in the communities comprising our market areas. As of December 31, 2016, approximately 66% of our deposits are in Marin County and southern Sonoma County, and approximately 55% of our deposits are from businesses and 45% from individuals.

Competition

The banking business in California generally, and in our market area specifically, is highly competitive with respect to attracting both loan and deposit relationships. The increasingly competitive environment is affected by changes in regulation, interest rates, technology and product delivery systems, and consolidation among financial service providers. The banking industry is seeing strong competition for quality loans, with larger banks expanding their activities to attract businesses that are traditionally community bank customers. In all of our five counties, we have significant competition from nationwide banks with much larger branch networks and greater financial resources, as well as credit unions and

Page-5

other local and regional banks. Nationwide banks have the competitive advantages of national advertising campaigns and technology infrastructure to achieve economies of scale. Large commercial banks also have substantially greater lending limits and the ability to offer certain services which are not offered directly by us. Other competitors for depositors' funds are money market mutual funds and non-bank financial institutions such as brokerage firms and insurance companies.

In order to compete with the numerous, and often larger, financial institutions in our primary market area, we use, to the fullest extent possible, the flexibility and rapid response capabilities that derive from our local leadership and decision making. Our competitive advantages also include an emphasis on personalized service, extensive community involvement, philanthropic giving, local promotional activities and strong relationships with our customers.

In Marin County, we have the third largest market share of total deposits at 10.2%, based upon the FDIC deposit market share data as of June 30, 2016.1 A significant driver of our franchise value is the growth and stability of our checking deposits, a low-cost funding source for our loan portfolio.

Employees

At December 31, 2016, we employed 262 full-time equivalent (“FTE”) staff. The actual number of employees, including part-time employees, at year-end 2016 included six executive officers, 106 other corporate officers and 164 staff. None of our employees are presently represented by a union or covered by a collective bargaining agreement. We believe that our employee relations are good. We have consistently been recognized as one of the “Best Places to Work” by the North Bay Business Journal and as a "Top Corporate Philanthropist” by the San Francisco Business Times.

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

_________________________________________________________________________________________
1 Source: SNL Financial LC of Charlottesville, Virginia

Page-6

The Bank addresses the many state and federal regulations it is subject to through a comprehensive compliance program that addresses the various risks associated with these issues.

Dividends

The payment of cash dividends by the Bank to Bancorp is subject to restrictions set forth in the California Financial Code (the “Code”) in addition to regulations and policy statements of the FRB. Prior to any distribution from the Bank to Bancorp, a calculation is made to ensure compliance with the provisions of the Code and to ensure that the Bank remains within capital guidelines set forth by the DBO and the FDIC. See also Note 8 to the Consolidated Financial Statements, under the heading “Dividends” in Item 8 of this report.

FDIC Insurance Assessments

Our deposits are insured by the FDIC to the maximum amount permitted by law, which is currently $250,000 per depositor, based on the 2010 Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”).

Our FDIC insurance assessment base is quarterly average consolidated total assets minus average tangible equity, defined as Common Equity Tier 1 Capital. The FDIC has reduced the deposit insurance assessment rates since the Deposit Insurance Fund Reserve Ratio reached its target level as of June 30, 2016. Assessment rates are currently between 1.5 and 40 basis points annually on the assessment base for banks in all risk categories. In deriving the risk categories, the FDIC uses a bank's capital level, supervisory ratios and other financial measures to determine a bank's ability to withstand financial stress.

Community Reinvestment Act

The Community Reinvestment Act (“CRA”) was enacted in 1977 to encourage financial institutions to meet the credit needs of the communities where they are chartered. All banks and thrifts have a continuing and affirmative obligation, consistent with safe and sound operations, to help meet the credit needs of their entire communities, including low and moderate income neighborhoods. Regulatory agencies rate each bank's performance in assessing and meeting these credit needs. The Bank is committed to serving the credit needs of the communities in which we do business, and it is our policy to respond to all creditworthy segments of our market. As part of its CRA commitment, the Bank maintains strong philanthropic ties to the community. We invest in affordable housing projects that help economically disadvantaged individuals and residents of low- and moderate-income census tracts, in each case consistent with our long-established prudent underwriting practices. We also donate to and volunteer with organizations in our communities that serve low- and moderate-income individuals, that offer educational and health programs to economically disadvantaged students and families, community development services and affordable housing programs. We provide CRA reportable small business, small farm and community development loans within our assessment areas. The CRA requires a depository institution's primary federal regulator, in connection with its examination of the institution, to assess the institution's record in meeting CRA requirements. The regulatory agency's assessment of the institution's record is made available to the public. This record is taken into consideration when the institution establishes a new branch that accepts deposits, relocates an office, applies to merge or consolidate, or expands into other activities. The FDIC's last CRA performance examination, completed in May 2015, was performed under the large bank requirements and was assigned a rating of “Satisfactory”.

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

Page-7

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

Consumer Protection Regulations

Our lending activities are subject to a variety of statutes and regulations designed to protect consumers, including the CRA, Home Mortgage Disclosure Act, Fair Credit Reporting Act, Fair Lending, Fair Debt Collection Practices Act, Flood Disaster Protection Act, Equal Credit Opportunity Act, the Fair Housing Act, Truth-in-Lending Act ("TILA"), and the Real Estate Settlement Procedures Act ("RESPA"). Our deposit operations are also subject to laws and regulations that protect consumer rights including Expedited Funds Availability, Truth in Savings, and Electronic Funds Transfers. Other regulatory requirements include: the Unfair, Deceptive or Abusive Acts and Practices ("UDAAP"), Dodd-Frank Act, Right To Financial Privacy and Privacy of Consumer Financial Information. Additional rules govern check writing ability on certain interest earning accounts and prescribe procedures for complying with administrative subpoenas of financial records.

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

In July 2013, the federal banking regulators approved a final rule to implement the revised capital adequacy standards of the Basel Committee on Banking Supervision, commonly called Basel III. The final rule strengthens the definition of regulatory capital, increases risk-based capital requirements, makes selected changes to the calculation of risk-weighted assets, and adjusts the prompt corrective action thresholds. We became subject to the new rule on January 1, 2015 and certain provisions of the new rule will be phased in over the period of 2015 through 2019. We have modeled our ratios under the finalized Basel III rules and we do not expect that we will be required to raise additional capital when the new rules fully phase in. For further information on our risk-based capital positions and the effect of the new Basel III rules, see Note 15 to the Consolidated Financial Statements in Item 8 of this report.

The Dodd-Frank Wall Street Reform and Consumer Protection Act

The Dodd-Frank Act, a landmark financial reform bill comprised of voluminous new rules and restrictions on bank operations, included provisions aimed at preventing a repeat of the 2008 financial crisis and a new process for winding down failing, systemically important institutions in a manner as close to a controlled bankruptcy as possible. Among

Page-8

other things, the Dodd-Frank Act established new government oversight responsibilities, enhanced capital adequacy requirements for certain institutions, established consumer protection laws and regulations, and placed limitations on certain banking activities. The new Presidential Administration ("Administration") has indicated a desire to reform the Dodd-Frank Act in order to reduce the regulatory burden on U.S. companies, including financial institutions. At this time, no details on the proposed reforms have been published and we are uncertain whether the intended deregulation will have a significant impact on us.

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

Incentive Compensation

The Dodd-Frank Act required federal bank regulators and the Securities and Exchange Commission ("SEC") to establish joint regulations or guidelines prohibiting incentive-based payment arrangements that encourage inappropriate risks by providing an executive officer, employee, director or principal stockholder with excessive compensation, fees, or benefits or that could lead to material financial loss to the entity. These regulations apply to institutions having at least $1 billion in total assets. In addition, regulators must establish regulations or guidelines requiring enhanced disclosure to regulators of incentive-based compensation arrangements. The agencies proposed such regulations in April 2011, but the regulations have not been finalized. If the regulations are adopted in the form initially proposed, they will impose limitations on the manner in which we may structure compensation for our executives.

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

Page-9

and is not intended to be an active link, or to incorporate any website information into this document. In addition, copies of our filings are available by requesting them in writing or by phone from:

Corporate Secretary
Bank of Marin Bancorp
504 Redwood Boulevard, Suite 100
Novato, CA 94947
415-763-4523

Page-10

ITEM 1A      RISK FACTORS

We assume and manage a certain degree of risk in order to conduct our business. The material risks and uncertainties that Management believes may affect our business are listed below and in Item 7A, Quantitative and Qualitative Disclosure about Market Risk. The list is not exhaustive; additional risks and uncertainties that Management is not aware of, or focused on, or currently deems immaterial may also impair business operations. If any of the following risks, or risks that have not been identified, actually occur, our financial condition, results of operations, and stock trading price could be materially and adversely affected. We manage these risks by promoting sound corporate governance practices, which includes but is not limited to, establishing policies and internal controls, and implementing internal review processes. Before making an investment decision, investors should carefully consider the risks, together with all of the other information included or incorporated by reference in this Annual Report on Form 10-K and our other filings with the SEC. This report is qualified in its entirety by these risk factors.

Earnings are Significantly Influenced by General Business and Economic Conditions

Our success depends, to a certain extent, on local, national and global economic and political conditions. While the unemployment rates and consumer sentiments in the U.S. and local economies have improved over recent years, these improvements are uneven and corporate investment growth is still sluggish. There can be no assurance that the improvements are sustainable. The pro-growth fiscal policy by the new Administration could cause the inflation rate to rise faster than expected, which may force the U.S. central bank to raise interest rates rapidly to combat rising inflation, even though economic activity remains uneven. Such stagflation risk may disrupt the financial market and may ultimately push the economy back to recession. In addition, oil price volatility, the level of U.S. debt and global economic conditions can continue to have a destabilizing effect on financial markets.

Weakness in commercial and residential real estate values and home sale volumes, financial stress on borrowers, increases in unemployment rates1, and customers' inability to pay debt could adversely affect our financial condition and results of operations in the following ways:

•	Demand for our products and services may decline;

•	Low cost or non-interest bearing deposits may decrease;

•	Collateral for our loans, especially real estate, may decline in value;

•	Loan delinquencies, problem assets and foreclosures may increase as a result of a deterioration of our borrowers' creditworthiness;

•	Investment securities may become impaired.

Interest Rate Risk is Inherent in Our Business

Our earnings are largely dependent upon our net interest income, which is the difference between interest income earned on interest-earning assets, such as loans and securities, and interest expense paid on interest-bearing liabilities, such as deposits and borrowed funds. Interest rates are sensitive to many factors outside of our control, including general economic conditions and the policies of various governmental and regulatory agencies and, in particular, the FRB, which regulates the supply of money and credit in the United States. Changes in monetary policy, including changes in interest rates, can influence not only the interest we receive on loans and securities and interest we pay on deposits and borrowings, but can also affect (i) our ability to originate loans and obtain deposits, (ii) the fair value of our financial assets and liabilities, and (iii) the average duration of our securities and loan portfolios. Our portfolio of loans and securities will generally decline in value if market interest rates increase, and increase in value if market interest rates decline. In addition, our loans and mortgage-backed securities are also subject to prepayment risk when interest rates fall, and the borrowers' credit risk may increase in rising rate environments.

In December 2016, the Federal Open Market Committee of the FRB (“FOMC”) increased the federal funds target rate by 25 basis points (basis points are equal to one hundredth of a percentage point) for the second time since 2008 to a range of 0.50% to 0.75%. While there was no interest rate action in the first meeting of 2017, the FOMC indicated that it may consider additional increases in 2017 upon further strengthening of labor markets and reaching the targeted two percent inflation rate. Additionally, other factors such as productivity, oil prices, the strength of the U.S. dollar, and

____________________________________________________________________________________________
1 According to the California Employment Development Department's December 2016 labor reports, the unemployment rates in Marin, San Francisco, Sonoma, Napa and Alameda counties were 2.9%, 3.0%, 3.7%, 4.4% and 3.8%, respectively, compared to the state of California of 5.2%.

Page-11

global demand play a role in the FOMC's consideration of future rate hikes. Our net interest income is vulnerable to a falling or flat rate environment and will benefit if the prevailing market interest rates increase.

However, a rise in index rates leads to lower debt service coverage of variable rate loans if the borrower's operating cash flow does not also rise. This creates a paradox of an improving economy (leading to higher interest rates) with increased credit risk as short-term rates move up faster than the cash flow or income of the borrowers. Higher interest rates may also depress loan demand, making it more difficult for us to grow loans.

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

Disruptions in the financial marketplace during the most recent recession have lead to additional regulations in an attempt to reform financial markets. This reform included, among other things, regulations over consumer financial products, capital adequacy, and the creation of a regime for regulating systemic risk across all types of financial service firms. Further restrictions on financial service companies may adversely affect our results of operations and financial condition, as well as increase our compliance risk. While there is discussion to deregulate the financial industry under the new Administration, the nature and extent of future legislative and regulatory changes from both the federal and California legislatures affecting us are unpredictable at this time.

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

Intense Competition with Other Financial Institutions to Attract and Retain Banking Customers

We are facing significant competition for customers from other banks and financial institutions located in the markets that we serve. We compete with commercial banks, saving banks, credit unions, non-bank financial services companies, including financial technology firms, and other financial institutions operating within or near our service areas. Some of our non-bank competitors and peer-to-peer lenders may not be subject to the same extensive regulations as we are, giving them greater flexibility in competing for business. We anticipate intense competition will continue for the coming year due to the consolidation of many financial institutions and more changes in legislature, regulation and technology. National and regional banks much larger than our size have entered our market through acquisitions and they may be able to benefit from economies of scale through their wider branch networks, more prominent national advertising campaigns, lower cost of borrowing, capital market access and sophisticated technology infrastructures. Further, intense competition for creditworthy borrowers could lead to loan rate concession pressure and affect our ability to generate profitable loans.

Going forward, we may see continued competition in the industry as competitors seek to expand market share in our core markets. Further, our customers may withdraw deposits to pursue alternative investment opportunities in the recent bullish equity market. Technology and other changes have made it more convenient for bank customers to transfer funds into alternative investments or other deposit accounts such as online virtual banks and non-bank service

Page-12

providers. Efforts and initiatives we may undertake to retain and increase deposits, including deposit pricing, can increase our costs. Based on our current strong liquidity position, our adjustment to deposit pricing may lag the market in a rising interest rate environment. If our customers move money into higher yielding deposits or alternative investments, we may lose a relatively inexpensive source of funds, thus increasing our funding costs through more expensive wholesale borrowings.

Activities of Our Large Borrowers and Depositors May Cause Unexpected Volatilities in Our Loan and Deposit Balances, as well as Net Interest Margin

The recent rise in real estate values in the Bay Area market motivated our borrowers to sell real estate that collateralized our loans, leading to loan payoff activity. We experienced loan payoffs of $158 million and $169 million in 2016 and 2015, respectively, which approximated eleven percent turnover of our loan portfolio annually. Payoffs of loans originated during a higher interest rate environment may be replaced by new loans with lower interest rates, causing downward pressure on our net interest margin. On the other hand, early payoffs of acquired loans may lead to the acceleration of accretion on purchase discounts that temporarily inflate our net interest margin. Although we expect the gains from the early pay-offs of acquired loans to decline, we cannot predict the timing and their effect on our future net interest margin.

In addition, the top ten depositors account for approximately 10% of our total deposit balances. The business models and cash cycles of some of our large commercial depositors may also cause short-term volatility in their deposit balances held with us. As our customers' businesses grow, the dollar value of their daily activities may also grow leading to larger fluctuations in daily balances. Any long-term decline in deposit funding would adversely affect our liquidity. For additional information on our management of deposit volatility, refer to the Liquidity section of Item 7, Management's Discussion and Analysis, of this report.

Negative Conditions Affecting Real Estate May Harm Our Business and Our Commercial Real Estate ("CRE") Concentration May Heighten Such Risk

Concentration of our lending activities in the California real estate sector could negatively affect our results of operations if adverse changes in our lending area occur or intensify. Although we do not offer traditional first mortgages, nor have sub-prime or Alt-A residential loans or significant amounts of securities backed by such loans in the portfolio, we are not immune to volatility in those markets. Approximately 85% of our loans were secured by real estate at December 31, 2016, of which 65% were secured by CRE and the remaining 20% by residential real estate. Real estate valuations are influenced by demand, and demand is driven by factors such as employment rates and interest rates.

Loans secured by CRE include those secured by office buildings, owner-user office/warehouses, mixed-use residential/commercial properties and retail properties. There can be no assurance that the companies or properties securing our loans will generate sufficient cash flows to allow borrowers to make full and timely loan payments to us. In the event of default, the collateral value may not cover the outstanding amount due to us, especially during real estate market downturns.

Rising CRE lending concentrations may expose institutions like us to unanticipated earnings and capital volatility in the event of adverse changes in the CRE market. In addition, institutions that are exposed to significant CRE concentration risk may be subject to increased regulatory scrutiny. The FDIC regulatory threshold for heightened supervision is a two-part test. The first test applies when the non-owner occupied commercial real estate concentration exceeds 300% of the Bank's capital. As of December 31, 2016, our non-owner occupied CRE concentration was 332% of the Bank's capital, which declined from 354% as of December 31, 2015. Although this concentration exceeds the regulatory guideline, we are below the regulatory threshold for the second part of the test, which measures the non-owner occupied CRE growth rate during the prior 36 months. Since December 31, 2013, our CRE portfolio has grown 36%, below the 50% regulatory hurdle. We maintain heightened review and analyses of our concentrations and have regular conversations with regulators to avoid unexpected regulatory risk.

Severe Weather, Natural Disasters or Other Climate Change Related Matters Could Significantly Affect Our Business

Our primary market is located in an earthquake-prone zone in northern California, which is also subject to other weather or disasters, such as severe rainstorms, wildfire, drought or flood. These events could interrupt our business operations unexpectedly. Climate-related physical changes and hazards could also pose credit risks for us. For example, our

Page-13

borrowers may have collateral properties or operations located in coastal areas at risk to rising sea levels and erosion or subject to the risk of drought in California. The properties pledged as collateral on our loan portfolio could also be damaged by tsunamis, landslides, floods, earthquakes or wildfires and thereby the recoverability of loans could be impaired. A number of factors can affect credit losses, including the extent of damage to the collateral, the extent of damage not covered by insurance, the extent to which unemployment and other economic conditions caused by the natural disaster adversely affect the ability of borrowers to repay their loans, and the cost of collection and foreclosure to us. Lastly, there could be increased insurance premiums and deductibles, or a decrease in the availability of coverage, due to severe weather-related losses. The ultimate outcome on our business of a natural disaster, whether or not caused by climate change, is difficult to predict.

We are Subject to Significant Credit Risk and Loan Losses May Exceed Our Allowance for Loan Losses in the Future

We maintain an allowance for loan losses, which is a reserve established through provisions for loan losses charged to expense, that represents Management's best estimate of probable losses that may be incurred within the existing portfolio of loans (the "incurred loss model"). The level of the allowance reflects Management's continuing evaluation of specific credit risks, loan loss experience, current loan portfolio quality and present economic, political and regulatory conditions. The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires us to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Further, we generally rely on appraisals of the collateral or comparable sales data to determine the level of specific reserve and/or the charge-off amount on certain collateral dependent loans. Inaccurate assumptions in the appraisals or an inappropriate choice of the valuation techniques may lead to an inadequate level of specific reserve or charge-offs.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This ASU replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses, requiring a financial asset measured at amortized cost basis to be presented at the net amount expected to be collected. Under the new guidance, an entity recognizes as an allowance its estimate of expected credit losses, which is intended to result in more timely recognition of such losses. This impairment framework is expected to have wide reaching implications to financial institutions and the allowance for loan losses may increase when it becomes effective on January 1, 2020. In March of 2016, we refined our methodology for determining the appropriate level of the allowance for loan losses.  We track individual net charge offs at the loan and risk grade level and utilize migration analysis in determining our historical loss rates.  We have integrated detailed monthly loan-level data into the new model.  As a result, the bank is well-positioned to implement the new guidance.  We are in the process of working with our vendor to determine what methodology and assumptions we will use going forward. Refer to Note 1 to the Consolidated Financial Statements in Item 8 for further discussion.

Non-performing Assets Take Significant Time to Resolve and Adversely Affect Results of Operations and Financial Condition.

While our non-performing assets are currently at a low level, there can be no assurance that we will not experience increases in non-performing assets in the future. Generally, interest income is not recognized on non-performing loans and the administrative costs on these loans are higher than performing loans. We might incur losses if the creditworthiness of our borrowers deteriorate to a point when we need to take collateral in foreclosures and similar proceedings, resulting in possible mark down of the loans to the fair value of the collateral. While we have managed our problem assets through workouts, restructurings and other proactive credit management practices that mitigate credit losses, decreases in the value of the underlying collateral, or deterioration in borrowers' performance or financial conditions, whether or not due to economic and market conditions beyond our control, could adversely affect our business, results of operations and financial condition. In addition, the resolution of non-performing assets can distract Management from other responsibilities.

Page-14

Securities May Lose Value due to Credit Quality of the Issuers

We invest in significant portions of investment securities issued by government-sponsored enterprises ("GSE"), such as Federal Home Loan Bank ("FHLB"), Federal National Mortgage Association (“FNMA”), Federal Home Loan Mortgage Corporation ("FHLMC"), and Federal Farm Credit Bank. We also hold mortgage-backed securities (“MBS”) securities issued by FNMA and FHLMC. While we consider these securities to have low credit risk as they carry the backing of the U.S. Government, they are not direct obligations of the U.S. Government. GSE debt is sponsored but not guaranteed by the federal government, whereas government agencies such as Government National Mortgage Association ("GNMA") are divisions of the government whose securities are backed by the full faith and credit of the United States.

Since 2008, both FNMA and FHLMC have been under a U.S. Government conservatorship. As a result, securities issued by FNMA and FHLMC have benefited from this government support. However, the new Administration may introduce housing finance reform to end GSE status, which could lead to a decline in the fair value of our securities issued or guaranteed by these entities. Certain FOMC members recently expressed views that reducing the Fed's holdings of U.S. Treasury bonds is another way to normalize monetary policy without relying on rate hikes. If the U.S. Government stops reinvesting or starts selling their holdings in U.S. Treasury or MBS issued by the GSE; if the government support is phased-out or completely withdrawn; or if either FNMA or FHLMC comes under financial stress or suffers creditworthiness deterioration, the value of our investments may be significantly impacted.

We also invest in tax exempt obligations of state and political subdivisions whose value may be negatively impacted by tax rate reductions discussed by the new Administration. Additionally, while we generally seek to minimize our exposure by diversifying the geographic location of our portfolio and investing in investment grade securities, there is no guarantee that the issuers will remain financially sound or continue their payments on these debentures.

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

Our strategic plan also includes merger and acquisition possibilities that either enhance our market presence or have potential for improved profitability through financial management, economies of scale or expanded services. We may incur significant acquisition related expenses either during the due diligence phase of acquisition targets or during integration of the acquirees. These expenses may negatively impact our earnings prior to realizing the benefits of acquisitions. We may also be exposed to difficulties in combining the operations of acquired institutions into our own operations, which may prevent us from achieving the expected benefits from our acquisition activities. Our earnings, financial condition and prospects after a merger will depend in part on our ability to integrate the operations and management of the acquired institution while continuing to implement other aspects of our business plan. Inherent uncertainties exist in integrating the operations of an acquired institution and there is no assurance that we will be able to do so successfully. Among the issues that we could face are:

•	unexpected problems with operations, personnel, technology or credit;

•	loss of customers and employees of the acquiree;

•	difficulty in working with the acquiree's employees and customers;

•	the assimilation of the acquiree's operations, culture and personnel;

Page-15

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

We May Not Be Able to Attract and Retain Key Employees

Our success depends, in large part, on our ability to attract and retain key people. Competition for the best people in most activities engaged by us has been intense, especially in light of the recent improvement in the job market, and we may not be able to hire skilled people or retain them. We do not have non-compete agreements with any of our senior officers. The unexpected loss of key personnel could have an unfavorable effect on our business because of the skills, knowledge of our market, years of industry experience and difficulty of promptly finding qualified replacement personnel.

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

The Value of Goodwill and Other Intangible Assets May Decline in the Future

As of December 31, 2016, we had goodwill totaling $6.4 million and a core deposit intangible asset totaling $2.6 million from a business acquisition. A significant decline in expected future cash flows, a significant adverse change in the business climate, slower growth rates or a significant and sustained decline in the price of our common stock could necessitate taking charges in the future related to the impairment of goodwill or other intangible assets. If we were to conclude that a future write-down of goodwill or other intangible assets is necessary, we would record the appropriate charge, which could have a material adverse effect on our business, financial condition and results of operations.

We May Take Filing Positions or Follow Tax Strategies That May Be Subject to Challenge

We provide for current and deferred taxes in our consolidated financial statements based on our results of operations, business activities and business combinations, legal structure and federal and state legislation and regulations. We may take filing positions or follow tax strategies that are subject to interpretation of tax statutes. Our net income may be reduced if a federal, state or local authority were to assess charges for taxes that have not been provided for in our consolidated financial statements. Taxing authorities could change applicable tax laws and interpretations, challenge filing positions or assess new taxes and interest charges. If taxing authorities take any of these actions, our business, results of operations or financial condition could be significantly affected.

We May Be Affected by Changes in Tax Laws and Regulations

Congress and the new Administration have indicated a desire to reform U.S. corporate taxes, including reducing the corporate tax rate. An increase in our on-going net income from a reduction in corporate tax rates may be partially

Page-16

offset by a write-down in the value of our deferred tax assets upon a tax rate reduction. The one-time impact on our deferred tax assets is dependent on the extent of the tax rate reduction, which remains uncertain at this time.

The Financial Services Industry is Undergoing Rapid Technological Changes and, As a Result, We Have a Continuing Need to Stay Current with Those Changes to Compete Effectively and Increase Our Efficiencies. We May Not Have The Resources to Implement New Technology to Stay Current with These Changes
The financial services industry is undergoing technological changes with frequent introductions of new technology-driven products and services. In addition to providing better client service, the effective use of technology increases efficiency and reduces operational costs. Our future success will depend in part upon our ability to use technology to provide products and services that will satisfy client demands securely and cost-effectively. In connection with implementing new technology enhancements and/or products, we may experience operational challenges (e.g. human error, system error, incompatibility) which could result in us not fully realizing the anticipated benefits from such new technology or require us to incur significant costs to remedy any such challenges in a timely manner.

Risks Associated with Cyber Security Could Negatively Affect Our Earnings and Reputation

Our business requires the secure e-management of sensitive client and bank information. We work diligently through implementing security measures that are intended to make our communications and information systems safe to conduct business. Cyber threats such as social engineering, ransomware, and phishing emails are more prevalent now than ever before. These incidents include intentional and unintentional events that may present threats that are designed to disrupt operations, corrupt data, release sensitive information or cause denial-of-service attacks. A cyber security breach of systems operated by the Bank, merchants, vendors, customers, or externally publicized breaches of other financial institutions may significantly harm our reputation, result in a loss of customer business, subject us to regulatory scrutiny, or expose us to civil litigation and financial liability. While we have systems and procedures designed to prevent security breaches, we cannot be certain that advances in criminal capabilities, physical system or network break-ins or inappropriate access will not compromise or breach the technology protecting our networks or proprietary client information.

We Rely on Third-Party Vendors for Important Aspects of Our Operation

We depend on the accuracy and completeness of information and systems provided by certain key vendors, including but not limited to data processing, payroll processing, technology support, investment safekeeping and accounting. In particular, we outsource core processing to Fidelity Information Services ("FIS") and wire processing to D+H, both of which are leading financial services solution providers, which allow us access to competitive technology offerings without having to directly invest in their development. Our ability to operate, as well as our financial condition and results of operations, could be negatively affected in the event of an interruption of an information system, an undetected error, a cyber breach, or in the event of a natural disaster whereby certain vendors are unable to maintain business continuity.

Failure of Correspondent Banks May Affect Liquidity

Financial services institutions are highly interrelated as a result of clearing and exchange, counterparty, and other business relationships. In particular, the financial services industry in general was materially and adversely affected by the recent credit crisis, including the failure and consolidation of banks in the industry in recent years. While we regularly monitor the financial health of our correspondent banks and we have diverse sources of liquidity, should any one of our correspondent banks become financially impaired, our available credit may decline and/or they may be unable to honor their commitments.

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

Page-17

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

Bancorp Relies on Dividends from the Bank to Pay Cash Dividends to Shareholders

Bancorp is a separate legal entity from its subsidiary, the Bank. Bancorp receives substantially all of its cash stream from the Bank in the form of dividends, which is Bancorp's principal source of funds to pay cash dividends to Bancorp's common shareholders, service subordinated debt, and cover operational expenses of the holding company. Various federal and state laws and regulations limit the amount of dividends that the Bank may pay to Bancorp. In the event that the Bank is unable to pay dividends to Bancorp, Bancorp may not be able to pay dividends to its shareholders or pay interest on the subordinated debentures. As a result, it could have an adverse effect on Bancorp's stock price and investment value.

Under federal law, capital distributions from the Bank would become prohibited, with limited exceptions, if the Bank were categorized as "undercapitalized" under applicable FRB or FDIC regulations. In addition, as a California bank, Bank of Marin is subject to state law restrictions on the payment of dividends. For further information on the distribution limit from the Bank to Bancorp, see the section captioned “Bank Regulation” in Item 1 above and “Dividends” in Note 8 to the Consolidated Financial Statements in Item 8 of this report.

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

Page-18

we may conduct and we may be prohibited from taking certain capital actions, such as paying dividends and repurchasing or redeeming capital securities.

In particular, the capital requirements applicable to us under the Basel III capital framework in the United States, which became effective beginning January 2015, will be fully phased-in by January 2019. As these new rules take effect, we will be required to satisfy additional, more stringent, capital adequacy standards than we have in the past. In addition, if we become subject to annual stress testing requirements, our stress test results may have the effect of requiring us to comply with even greater capital requirements. While we currently meet the requirements of the new Basel III-based capital rules on a fully implemented basis, we may eventually fail to do so. In addition, these requirements could have a negative affect on our ability to lend, grow deposit balances, make acquisitions or make capital distributions in the form of dividends or share repurchases. Higher capital levels could also lower our return on equity.

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

A Lack of Liquidity could Adversely Affect our Operations and Jeopardize our Business, Financial Condition and Results of Operations

Liquidity is essential to our business. We rely on our ability to generate deposits and effectively manage the repayment and maturity schedules of our loans and investment securities, respectively, to ensure that we have adequate liquidity to fund our operations. An inability to raise funds through deposits, borrowings, securities sales, Federal Home Loan Bank advances, the sale of loans and other sources could have a substantial negative effect on our liquidity. Our most important source of funds consists of deposits. Deposit balances can decrease when customers perceive alternative investments as providing a better risk/return tradeoff. If customers move money out of bank deposits and into other investments, we would lose a relatively low-cost source of funds, increasing our funding costs and reducing our net interest income and net income.

Other primary sources of funds consist of cash flows from operations, investment maturities and sales, loan repayments, and proceeds from the issuance and sale of any equity and debt securities to investors. Additional liquidity is provided by the ability to borrow from the Federal Reserve Bank of San Francisco and the Federal Home Loan Bank and our ability to raise brokered deposits. We also may borrow funds from third-party lenders, such as other financial institutions. Our access to funding sources in amounts adequate to finance or capitalize our activities, or on terms that are acceptable

Page-19

to us, could be impaired by factors that affect us directly or the bank or non-bank financial services industries or the economy in general, such as disruptions in the financial markets or negative views and expectations about the prospects for the bank or non-bank financial services industries.

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

ITEM 1B      UNRESOLVED STAFF COMMENTS

None

ITEM 2     PROPERTIES

We lease our corporate headquarters building in Novato, California, which houses substantial loan production, operations and administration.  We also lease other branch or office facilities within our primary market areas in the cities of Corte Madera, San Rafael, Novato, Sausalito, Mill Valley, Tiburon, Greenbrae, Petaluma, Santa Rosa, Sonoma, Napa, San Francisco, Alameda and Oakland.  We consider our properties to be suitable and adequate for our needs. For additional information on properties, see Notes 4 and 12 to the Consolidated Financial Statements included in Item 8 of this report.

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

We are responsible for our proportionate share of certain litigation indemnifications provided to Visa U.S.A. by its member banks in connection with lawsuits related to anti-trust charges and interchange fees. For further details, see Note 12 to the Consolidated Financial Statements in Item 8 of this report.

ITEM 4      MINE SAFETY DISCLOSURES

Not applicable.

Page-20

PART II

ITEM 5      MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Bancorp common stock trades on the NASDAQ Capital Market under the symbol BMRC. At February 28, 2017, 6,129,817 shares of Bancorp's common stock, no par value, were outstanding and held by approximately 2,200 holders of record and beneficial owners. The following table sets forth, for the periods indicated, the range of high and low intra-day sales prices of Bancorp's common stock.

Calendar	2016		2015
Quarter	High	Low	High	Low
1st Quarter	$54.50	$45.65	$52.96	$48.63
2nd Quarter	$51.61	$47.16	$53.00	$45.81
3rd Quarter	$52.47	$47.25	$52.89	$46.81
4th Quarter	$75.05	$49.25	$56.77	$47.75

The table below shows cash dividends paid to common shareholders on a quarterly basis in the last two fiscal years.

Calendar	2016		2015
Quarter	Per Share	Dollars	Per Share	Dollars
1st Quarter	$0.25	$1,518	$0.22	$1,307
2nd Quarter	$0.25	$1,526	$0.22	$1,313
3rd Quarter	$0.25	$1,528	$0.22	$1,316
4th Quarter	$0.27	$1,651	$0.24	$1,454
	$1.02	$6,223	$0.90	$5,390

On January 20, 2017 the Company declared a quarterly cash dividend of 27 cents per share payable February 10, 2017 to shareholders of record at the close of business on February 3, 2017. For additional information regarding our ability to pay dividends, see discussion in Note 8 to the Consolidated Financial Statements, under the heading “Dividends,” in Item 8 of this report.

There were no purchases made by or on behalf of Bancorp or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Bancorp's common stock during the fourth quarter of 2016.

On July 2, 2007, Bancorp executed a shareholder rights agreement (“Rights Agreement”) designed to discourage takeovers that involve abusive tactics or do not provide fair value to shareholders, which was amended on June 17, 2016. For further information, see Note 8 to the Consolidated Financial Statements, under the heading “Preferred Stock and Shareholder Rights Plan” in Item 8 of this report.

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes information as of December 31, 2016, with respect to equity compensation plans. All plans have been approved by the shareholders.

	(A)	(B)	(C)
	Shares to be issued upon exercise of outstanding options[1]	Weighted average exercise price of outstanding options	Shares remaining available for future issuance (excluding shares in column A) [2]
Equity compensation plans approved by shareholders	181,789	$41.20	269,592
1 Represents shares of common stock issuable upon exercise of outstanding options under the Bank of Marin 1999 Stock Option Plan and the Bank of Marin Bancorp 2007 Equity Plan.
2 Represents remaining shares of common stock available for future grants under the 2007 Equity Plan and the 2010 Director Stock Plan, excluding shares to be issued upon exercise of outstanding options.

Page-21

Five-Year Stock Price Performance Graph

The following graph, compiled by SNL Financial LC of Charlottesville, Virginia, shows a comparison of cumulative total shareholder return on our common stock during the five fiscal years ended December 31, 2016 compared to the Russell 2000 Stock index and the SNL Bank $1B - $5B Index. The comparison assumes $100 was invested on December 31, 2011 in our common stock and all of the dividends were reinvested. The graph represents past performance and should not be considered to be an indication of future performance. In addition, total return performance results vary depending on the length of the performance period.

Total Return Performance
350
300
250
200
150
100
Index Value
Bank of Marin Bancorp
Russell 2000
SNL Banks $1B-$5B
12/31/11
12/31/12
12/31/13
12/31/14
12/31/15
12/31/16

	2011	2012	2013	2014	2015	2016
Bank of Marin Bancorp (BMRC)	100	101.52	119.69	147.63	152.61	203.45
Russell 2000 Index	100	116.35	161.52	169.43	161.95	196.45
SNL Bank $1B - $5B Index	100	123.31	179.31	187.48	209.86	301.92
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

	At December 31,
(in thousands)	2016	2015	2014	2013	2012
Selected financial condition data:
Total assets	$2,023,493	$2,031,134	$1,787,130	$1,805,194	$1,434,749
Loans, net	1,471,174	1,436,299	1,348,252	1,255,098	1,060,291
Deposits	1,772,700	1,728,226	1,551,619	1,587,102	1,253,289
Borrowings	5,586	72,395	20,185	19,969	15,000
Stockholders' equity	230,563	214,473	200,026	180,887	151,792
	For the Years Ended December 31,
(dollars in thousands, except per share data)	2016	2015	2014	2013	2012
Selected operating data:
Net interest income	$73,161	$67,187	$70,441	$58,775	$63,190
(Reversal of) provision for loan losses	(1,850)	500	750	540	2,900
Non-interest income	9,161	9,193	9,041	8,066	7,112
Non-interest expense [1]	47,692	46,949	47,263	44,092	38,694
Net income [1]	23,134	18,441	19,771	14,270	17,817
Net income per common share:
Basic	$3.81	$3.09	$3.35	$2.62	$3.34
Diluted	$3.78	$3.04	$3.29	$2.57	$3.28
	At or for the Years ended December 31,
	2016	2015	2014	2013	2012
Performance and other financial ratios:
Return on average assets	1.15%	0.98%	1.08%	0.96%	1.24%
Return on average equity	10.23%	8.84%	10.31%	8.86%	12.36%
Tax-equivalent net interest margin	3.91%	3.83%	4.13%	4.20%	4.74%
Efficiency ratio	57.93%	61.47%	59.46%	65.97%	55.04%
Loan-to-deposit ratio	83.86%	83.97%	87.87%	79.98%	85.69%
Cash dividend payout ratio on common stock [2]	26.77%	29.10%	23.90%	27.90%	21.00%
Cash dividends per common share	$1.02	$0.90	$0.80	$0.73	$0.70
Asset quality ratios:
Allowance for loan losses to total loans	1.04%	1.03%	1.11%	1.12%	1.27%
Allowance for loan losses to non-performing loans [3]	106.5 x	6.88x	1.61x	1.22x	0.77x
Non-performing loans to total loans [3]	0.01%	0.15%	0.69%	0.92%	1.64%
Capital ratios:
Equity to total assets ratio	11.39%	10.60%	11.20%	10.00%	10.60%
Total capital (to risk-weighted assets)	14.32%	13.37%	13.94%	13.21%	13.71%
Tier 1 capital (to risk-weighted assets)	13.37%	12.44%	12.87%	12.18%	12.52%
Tier 1 capital (to average assets)	11.39%	10.67%	10.62%	10.78%	10.30%
Common equity Tier 1 capital (to risk-weighted assets)	13.07%	12.16%	N/A	N/A	N/A
Other data:
Number of full service offices	20	20	21	21	17
Full time equivalent employees	262	259	260	281	238
1 2014 and 2013 included $746 thousand and $3.7 million, respectively, in merger-related expenses.
2 Calculated as dividends on common shares divided by basic net income per common share.
3 Non-performing loans include loans on non-accrual status and loans past due 90 days or more and still accruing interest.

Page-23

ITEM 7     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of financial condition as of December 31, 2016 and 2015 and results of operations for each of the years in the three-year period ended December 31, 2016 should be read in conjunction with our consolidated financial statements and related notes thereto, included in Part II Item 8 of this report. Average balances, including balances used in calculating certain financial ratios, are generally comprised of average daily balances.

Forward-Looking Statements

The disclosures set forth in this item are qualified by important factors detailed in Part I captioned Forward-Looking Statements and Item 1A captioned Risk Factors of this report and other cautionary statements set forth elsewhere in the report.

Page-24

Executive Summary

Annual earnings increased 25.4% in 2016 to $23.1 million compared to $18.4 million in 2015. Diluted earnings of $3.78 per share for the year ended December 31, 2016 compared to $3.04 per share in the same period of 2015.

The following are highlights of operating and financial performance for the year ended December 31, 2016:

•
Record earnings resulted in a return on assets ("ROA") of 1.15% for the year ended December 31, 2016, and a return on equity ("ROE") of 10.23%. Earnings in 2016 benefited from higher earning assets, a large loan recovery in the third quarter that resulted in interest recoveries of $1.4 million and reversal of loan loss reserve of $1.6 million and a $1.0 million increase in gains on payoffs of purchased credit impaired loans.

•
Credit quality is very strong and continues to improve. Non-accrual loans continued to trend downward, and decreased to $145.0 thousand at December 31, 2016 from $2.2 million at December 31, 2015, and as a percentage of total loans declined to 0.01% from 0.15% a year ago. Due to our current low level of non-performing loans, going forward we do not anticipate any significant recoveries on problem loans similar to the ones that boosted our earnings this year.

•
Our loan to deposit ratio totaled 84% at December 31, 2016. Loans increased by $35.4 million for the year and totaled $1,486.6 million at December 31, 2016 compared to $1,451.2 million at December 31, 2015. New loan volume of approximately $192 million in 2016 resulted primarily from originations of investor commercial real estate, owner occupied commercial real estate and commercial and industrial loans. Loan payoffs of approximately $158 million for the year were down $11 million from 2015 and primarily the result of property sales, cash repayments and successful completion of construction projects.

•
Deposits grew $44.5 million, or 2.6%, to $1,772.7 million at December 31, 2016 from $1,728.2 million at December 31, 2015. Non-interest bearing deposits totaled $817.0 million at December 31, 2016, an increase of $46.9 million, or 6.1%, when compared to December 31, 2015. Non-interest bearing deposits represented 46.1% of total deposits as of December 31, 2016 compared to 44.6% at December 31, 2015.

•
Net interest income totaled $73.2 million and $67.2 million in 2016 and 2015, respectively. The increase of $6.0 million in 2016 is primarily due to an increase of $120 million in average earning assets, a $1.4 million interest recovery, and greater gains on payoffs and accretion on purchased loans, partially offset by lower average rates on loans and investment securities and prepayment fees of $312 thousand on a Federal Home Loan Bank ("FHLB") advance in the second quarter of 2016. The tax equivalent net interest margin increased to 3.91% in 2016 compared to 3.83% in 2015 for the same reasons.

•
Our efficiency ratio (the ratio of non-interest expense divided by the sum of net interest income and non-interest income) was 57.93% and 61.47% in 2016 and 2015, respectively. Our expense discipline allowed for a healthy efficiency ratio, notwithstanding the challenging interest rate, competitive and regulatory environments.

•
All of our capital ratios are well above current regulatory requirements for a "well-capitalized" institution. The total risk-based capital ratio for Bancorp was 14.3% at December 31, 2016 compared to 13.4% last year.

Looking forward into 2017, we believe we are well-positioned to grow our loans and deposits with strong loan and deposit pipelines at the end of 2016 despite many market uncertainties and a general expectation of 10% annual loan runoff.  We expect to be able to weather economic uncertainties, including but not limited to the interest rate environment and corporate tax rates.

•	We have ample liquidity and capital to support organic growth and acquisitions in coming years.

•
Acquisitions remain a component of our strategic plan. The Bay Area is an economically attractive area and we intend to expand our footprint through organic growth (including opening new branches and commercial banking offices) and strategic acquisitions. As we build our team and add strategic client-facing staff, we continue our expense control measures to remain an efficient bank.

•	Our disciplined credit culture and relationship-focused banking continue to be critical components of our success.

Page-25

RESULTS OF OPERATIONS

Net Interest Income

Net interest income is the difference between the interest earned on loans, investments and other interest-earning assets and the interest expense incurred on deposits and other interest-bearing liabilities. Net interest income is affected by changes in general market interest rates and by changes in the amounts and composition of interest-earning assets and interest-bearing liabilities. Interest rate changes can create fluctuations in net interest income and/or margin due to an imbalance in the timing of repricing or maturity of assets or liabilities. We manage interest rate risk exposure with the goal of minimizing the effect of interest rate volatility on net interest income.

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

The following table, Average Statements of Condition and Analysis of Net Interest Income, compares interest income, average interest-earning assets, interest expense, and average interest-bearing liabilities for the periods presented. The table also presents net interest income, net interest margin and net interest rate spread for the years indicated.

Table 1 Average Statements of Condition and Analysis of Net Interest Income
	Year ended			Year ended			Year ended
	December 31, 2016			December 31, 2015			December 31, 2014
		Interest			Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in thousands; unaudited)	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Interest-bearing due from banks [1]	$38,314	$209	0.54%	$52,004	$135	0.26%	$63,150	$161	0.25%
Investment securities [2,3]	406,640	8,671	2.13%	370,730	8,255	2.23%	341,787	8,385	2.45%
Loans [1,3,4]	1,452,357	68,794	4.66%	1,354,564	62,953	4.58%	1,317,794	65,856	4.93%
Total interest-earning assets [1]	1,897,311	77,674	4.03%	1,777,298	71,343	3.96%	1,722,731	74,402	4.26%
Cash and non-interest-bearing due from banks	42,150			44,543			44,452
Bank premises and equipment, net	8,836			9,705			9,290
Interest receivable and other assets, net	59,989			58,201			56,592
Total assets	$2,008,286			$1,889,747			$1,833,065
Liabilities and Stockholders' Equity
Interest-bearing transaction accounts	$94,252	$109	0.12%	$95,662	$115	0.12%	$101,133	$99	0.10%
Savings accounts	151,214	58	0.04%	134,997	50	0.04%	125,169	46	0.04%
Money market accounts	524,989	445	0.08%	505,280	495	0.10%	507,055	550	0.11%
Time accounts, including CDARS	158,878	742	0.47%	156,316	853	0.55%	155,229	917	0.59%
Overnight borrowings [1]	5,383	23	0.42%	784	3	0.38%	4	—	—%
FHLB fixed-rate advances [1]	6,803	456	6.59%	15,000	315	2.07%	15,000	315	2.07%
Subordinated debentures [1]	5,493	436	7.80%	5,288	420	7.94%	5,070	422	8.36%
Total interest-bearing liabilities	947,012	2,269	0.24%	913,327	2,251	0.25%	908,660	2,349	0.26%
Demand accounts	819,916			753,038			717,738
Interest payable and other liabilities	15,142			14,856			14,934
Stockholders' equity	226,216			208,526			191,733
Total liabilities & stockholders' equity	$2,008,286			$1,889,747			$1,833,065
Tax-equivalent net interest income/margin [1]		$75,405	3.91%		$69,092	3.83%		$72,053	4.13%
Reported net interest income/margin [1]		$73,161	3.79%		$67,187	3.73%		$70,441	4.03%
Tax-equivalent net interest rate spread			3.79%			3.71%			4.00%

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

Page-26

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

	2016 compared to 2015				2015 compared to 2014
(in thousands, unaudited)	Volume	Yield/Rate	Mix	Total	Volume	Yield/Rate	Mix	Total
Interest-bearing due from banks	$(36)	$149	$(39)	$74	$(28)	$3	$(1)	$(26)
Investment securities [1]	800	(350)	(34)	416	710	(774)	(66)	(130)
Loans [1]	4,545	1,209	87	5,841	1,838	(4,612)	(129)	(2,903)
Total interest-earning assets	5,309	1,008	14	6,331	2,520	(5,383)	(196)	(3,059)
Interest-bearing transaction accounts	(2)	(4)	—	(6)	(5)	23	(1)	17
Savings accounts	6	2	—	8	4	—	—	4
Money market accounts	19	(67)	(3)	(51)	(2)	(53)	—	(55)
Time accounts, including CDARS	14	(123)	(2)	(111)	6	(70)	—	(64)
FHLB borrowings and overnight borrowings	(155)	690	(374)	161	—	—	3	3
Subordinated debentures	17	—	—	17	18	(20)	(1)	(3)
Total interest-bearing liabilities	(101)	498	(379)	18	21	(120)	1	(98)
	$5,410	$510	$393	$6,313	$2,499	$(5,263)	$(197)	$(2,961)
[1] Yields and interest income on tax-exempt securities and loans are presented on a taxable-equivalent basis using the federal statutory rate of 35%.

2016 Compared with 2015

The tax-equivalent net interest margin was 3.91% in 2016, compared to 3.83% in 2015.  The increase of eight basis points was primarily due to a $1.4 million interest recovery upon payoff of a problem credit. Other factors that affected the net interest margin during 2016 included greater gains on payoffs and accretion on purchased loans and a shift to higher yielding earning assets, partially offset by lower average rates on loans and investment securities and prepayment fees of $312 thousand on FHLB borrowings. The net interest spread increased eight basis points over the same period for the same reasons.

The yield on average interest-earning assets increased seven basis points in 2016 compared to 2015 for the reasons listed above. The loan portfolio as a percentage of average interest-earning assets, increased to 76.6% in 2016, from 76.2% in 2015. The investment securities were 21.4% and 20.9% of average interest-earning assets in 2016 and 2015, respectively. Total average interest-earning assets increased $120.0 million, or 6.8%, in 2016 compared to 2015.

2015 Compared with 2014

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

Page-27

Market Interest Rates

Market interest rates are, in part, based on the target federal funds interest rate (the interest rate banks charge each other for short-term borrowings) regulated by the Federal Open Market Committee ("FOMC"). In December 2015 and December 2016, the FOMC raised the target federal funds rate by 25 basis points to a range of 0.25% to 0.50% and 0.50% to 0.75%, respectively. The increase in 2016 was only the second rate hike since 2008. The prolonged low interest rate environment has negatively affected our net interest margin and yields on our earning assets and resulted in significant net interest margin compression over the last several years. Our net interest margin may compress due to repricing on loans and securities if the prevailing market interest rates do not increase. If interest rates rise, we anticipate that net interest income will increase.

Impact of Acquired Loans on Net Interest Margin

Early payoffs or prepayments of our acquired loans with significant unamortized purchase discount/premium could result in volatility in our net interest margin. Accretions and gains on payoffs of purchased loans are recorded in interest income. The positive affect on our net interest margin during the past three years was as follows:

	Years ended December 31,
	2016		2015		2014
(dollars in thousands; unaudited)	Dollar Amount	Basis point affect on net interest margin	Dollar Amount	Basis point affect on net interest margin	Dollar Amount	Basis point affect on net interest margin
Accretion on PCI loans	$364	2 bps	$495	3 bps	$614	4 bps
Accretion on non-PCI loans	$1,411	7 bps	$1,389	8 bps	$3,292	19 bps
Gains on payoffs of PCI loans	$1,027	5 bps	$44	0 bps	$622	4 bps

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

Management has determined the following four accounting policies to be critical:

Allowance for Loan Losses: For information regarding our ALLL methodology, the related provision for loan losses, risks related to asset quality and lending activity, see Item 1A - Risk Factors, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations, and Note 1 - Summary of Significant Accounting Policies and Note 3 - Loans and Allowance for Loan Losses in Item 8 - Financial Statements and Supplementary Data of this Form 10-K.

Other-than-temporary Impairment of Investment Securities: For information regarding our investment securities, investment activity, and related risks, see Item 1A - Risk Factors, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations, Note 1 - Summary of Significant Accounting Policies and Note 2 - Investment Securities in Item 8 - Financial Statements and Supplementary Data of this Form 10-K.

Accounting for Income Taxes: For information on our tax assets and liabilities, and related provision for income taxes, see Note 1 - Summary of Significant Accounting Policies and Note 11 - Income Taxes in Item 8 - Financial Statements and Supplementary Data of this Form 10-K.

Fair Value Measurements: For information on our use of fair value measurements and our related valuation methodologies, see Note 1 - Summary of Significant Accounting Policies and Note 9 - Fair Value of Assets and Liabilities in Item 8 - Financial Statements and Supplementary Data of this Form 10-K.

Page-28

Provision for Loan Losses

Management assesses the adequacy of the allowance for loan losses on a quarterly basis based on several factors including growth of the loan portfolio, analysis of probable losses in the portfolio, historical loss experience and the current economic climate.  Actual losses on loans are charged against the allowance, and the allowance is increased by loss recoveries and provisions for loan losses charged to expense.  For further discussion, see Note 1 to the Consolidated Financial Statements in Item 8 of this report.

A $1.9 million reversal of the provision for loan losses was recorded in 2016, primarily related to a $2.6 million recovery of a commercial real estate credit and an improvement in credit quality of the portfolio. Provision for loan losses totaled $500 thousand in 2015 and $750 thousand in 2014. The allowance for loan losses totaled 1.04%, 1.03% and 1.11% of loans at December 31, 2016, 2015 and 2014, respectively. Net recoveries of $2.3 million in 2016 primarily related to the resolution of a problem commercial real estate credit (discussed previously), compared to net charge-offs of $600 thousand in the prior year primarily relating to a land development loan sold in 2015. Net recoveries totaled $125 thousand in 2014. See the section captioned “Allowance for Loan Losses” below for further analysis of the provision for loan losses.

Non-interest Income

The table below details the components of non-interest income.

Table 3 Components of Non-Interest Income
	Years ended			2016 compared to 2015		2015 compared to 2014
	December 31,			Amount	Percent	Amount	Percent
(dollars in thousands; unaudited)	2016	2015	2014	Increase (Decrease)	Increase (Decrease)	Increase (Decrease)	Increase (Decrease)
Service charges on deposit accounts	$1,789	$1,979	$2,167	$(190)	(9.6)%	$(188)	(8.7)%
Wealth Management and Trust Services	2,090	2,391	2,309	(301)	(12.6)%	82	3.6%
Debit card interchange fees	1,503	1,445	1,378	58	4.0%	67	4.9%
Merchant interchange fees	449	545	803	(96)	(17.6)%	(258)	(32.1)%
Earnings on bank-owned life insurance	844	814	841	30	3.7%	(27)	(3.2)%
Dividends on FHLB stock	1,153	1,003	563	150	15.0%	440	78.2%
Gains on investment securities, net	425	79	80	346	438.0%	(1)	(1.3)%
Other income	908	937	900	(29)	(3.1)%	37	4.1%
Total non-interest income	$9,161	$9,193	$9,041	$(32)	(0.3)%	$152	1.7%

2016 Compared with 2015

Non-interest income totaled $9.2 million in both 2016 and 2015, respectively. Non-interest income in 2016 included higher gains on the sale of investment securities, and higher dividends on FHLB stock, as we purchased $1.8 million in capital stock and received a $347 thousand special dividend, compared to a $305 thousand special dividend in 2015. These increases were offset by lower service charges on business analysis accounts due to higher average deposit balances and lower wealth management and trust related fees due to the settlement of several large estates in 2015 and early 2016. Additionally, merchant interchange fees continue to trend down as we transition our merchant customers to a new service provider with different contract arrangements.

2015 Compared with 2014

Non-interest income totaled $9.2 million and $9.0 million in 2015 and 2014, respectively. The increase compared to the prior year primarily relates to the increase in dividends on FHLB stock, due to a $305 thousand special dividend from the FHLB and higher annualized dividend rates in 2015. The increase was partially offset by lower merchant interchange fees due to decreased transaction volume and lower service charges on deposit accounts compared to 2014.

Page-29

Non-interest Expense

The table below details the components of non-interest expense.

Table 4 Components of Non-Interest Expense
	Years ended			2016 compared to 2015		2015 compared to 2014
	December 31,			Amount	Percent	Amount	Percent
(dollars in thousands; unaudited)	2016	2015	2014	Increase (Decrease)	Increase (Decrease)	Increase (Decrease)	Increase (Decrease)
Salaries and related benefits	$26,663	$25,764	$25,005	$899	3.5%	$759	3.0%
Occupancy and equipment	5,081	5,498	5,470	(417)	(7.6)%	28	0.5%
Depreciation and amortization	1,822	1,968	1,585	(146)	(7.4)%	383	24.2%
FDIC insurance	825	997	1,032	(172)	(17.3)%	(35)	(3.4)%
Data processing	3,625	3,318	3,665	307	9.3%	(347)	(9.5)%
Professional services	2,044	2,121	2,230	(77)	(3.6)%	(109)	(4.9)%
Directors' expense	553	826	628	(273)	(33.1)%	198	31.5%
Information technology	862	736	675	126	17.1%	61	9.0%
Provision for (reversal of) losses on off-balance sheet commitments	150	(263)	334	413	(157.0)%	(597)	(178.7)%
Other non-interest expense:
Advertising	565	334	400	231	69.2%	(66)	(16.5)%
Amortization of core deposit intangible	533	619	771	(86)	(13.9)%	(152)	(19.7)%
Other expense	4,969	5,031	5,468	(62)	(1.2)%	(437)	(8.0)%
Total other non-interest expense	6,067	5,984	6,639	83	1.4%	(655)	(9.9)%
Total non-interest expense	$47,692	$46,949	$47,263	$743	1.6%	$(314)	(0.7)%

2016 Compared with 2015

Non-interest expense increased by $743 thousand to $47.7 million in 2016. The increase primarily relates to higher salaries and benefits due to annual merit increases, higher employee insurance and stock-based compensation expense, partially offset by the effect of job vacancies during the year. The number of average FTE employees totaled 258 in 2016 and 260 in 2015. The increase also relates to a higher reserve for losses on off-balance sheet commitments, as unused commitments increased in 2016, and 2015 included a one-time adjustment (reversal) related to a refinement in methodology (see discussion below). Data processing costs also increased due to higher transaction volume and the addition of new products and services.

These increases were partially offset by a decrease in occupancy and equipment expenses from cost savings related to the relocation of offices in 2016 and lease accounting adjustments recorded in 2015, lower director expense resulting from fewer board members, as well as lower FDIC assessment expense due to lower assessment rates.

2015 Compared with 2014

Non-interest expense decreased by $314 thousand to $46.9 million in 2015. The decrease primarily relates to the reversal of provision for losses on off-balance sheet commitments that was mainly due to a refinement in methodology used in the calculation of the loss reserve on these commitments by incorporating rolling four-quarter and average commitment usage, as well as eliminating outlier data for small commitment categories. Management believes this refined method reflects a better estimate of its credit exposure for unused loan commitments. The decrease also includes a decline in data processing expenses from bank acquisition-related expenses totaling $442 thousand in the first quarter of 2014 related to the system conversion.

The decrease in non-interest expense was partially offset by higher salaries and related benefits mainly due to higher employee benefits and lower deferred loan origination costs (partially off-set by lower salaries, commissions and associated payroll taxes in 2015 mainly related to the absence of acquisition-related personnel costs). The number of average FTE employees totaled 260 in 2015 and 266 in 2014. Depreciation and amortization expense also increased primarily due to non-recurring accounting adjustments in 2015.

Page-30

Provision for Income Taxes

The provision for income taxes totaled $13.3 million at an effective tax rate of 36.6% in 2016, compared to $10.5 million at an effective tax rate of 36.3% in 2015 and $11.7 million at an effective tax rate of 37.2% in 2014. The increase in both the provision for income taxes and the effective tax rate from the prior year is primarily due to the higher amount of pre-tax income with the effect of diluting the tax benefits from tax-exempt earnings. These provisions reflect accruals for taxes at the applicable rates for federal income tax and California franchise tax based upon reported pre-tax income, and adjusted for the effects of all permanent differences between income for tax and financial reporting purposes (such as earnings on qualified municipal securities, bank owned life insurance ("BOLI") and certain tax-exempt loans). Therefore, there are fluctuations in the effective rate from period to period based on the relationship of net permanent differences to income before tax.

Additionally, effective tax rates reflect the adoption of the amended FASB Accounting Standards Codification ("ASC") Topic 323-740 Investments—Equity Method and Joint Ventures—Income Taxes, beginning in 2014. In accordance with the proportional amortization methodology in accounting for low income tax credit investments, the tax credit investment amortization expense is presented as a component of provision for income taxes, as discussed in Note 2 to the Consolidated Financial Statements in Item 8 of this report.

We file a consolidated return in the U.S. Federal tax jurisdiction and a combined return in the State of California tax jurisdiction. There were no ongoing federal or state income tax examinations at the issuance of this report. In June 2015, the State of California completed its examination of the 2011 and 2012 corporate income tax returns, resulting in a minor adjustment. At December 31, 2016 and 2015, neither the Bank nor Bancorp had accruals for interest and penalties related to unrecognized tax benefits.

Although we believe our assumptions, judgments and estimates are reasonable, changes in tax laws could significantly impact the amounts provided for income taxes in our consolidated financial statements. In general, a reduction in the federal statutory tax rate would be a benefit to our future ongoing net income. However, upon the year of tax rate reduction, there would be a one-time write down to our deferred tax assets.

FINANCIAL CONDITION

The balance sheet declined $7.6 million between December 31, 2015 and December 31, 2016. Increases of $44.5 million in deposits and $35.4 million in loans were more than offset by the sale of investment securities and repayment of $67.0 million in FHLB borrowings.

A comparison of average balances between 2015 and 2016 shows healthy trends in loan and deposit growth of $97.8 million and $104.0 million, respectively.

Investment Securities

We maintain an investment securities portfolio to provide liquidity and to generate earnings on funds that have not been loaned to customers. Management determines the maturities and types of securities to be purchased based on liquidity, the interest rate risk position, and the desire to attain a reasonable investment yield balanced with risk exposure. Table 5 shows the composition of the debt securities portfolio by expected maturity at December 31, 2016 and 2015. Expected maturities differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties. We estimate and update expected maturity dates regularly based on current and historical prepayment speeds. The weighted average maturity of the portfolio at December 31, 2016 and 2015 was approximately four years.

Page-31

Table 5 Investment Securities

December 31, 2016	Within 1 Year		1-5 Years		5-10 Years		After 10 Years		Total
(dollars in thousands; unaudited)	AmortizedCost[1]	Average Yield[2]	AmortizedCost[1]	Average Yield[2]	AmortizedCost[1]	Average Yield[2]	AmortizedCost[1]	Average Yield[2]	AmortizedCost[1]	Fair Value	Average Yield[2]
Held-to-maturity:
State and municipal	$9,954	3.18%	$18,925	5.33%	$1,977	6.85%	$—	—%	$30,856	$31,544	4.73%
Corporate bonds	3,519	1.07	—	—	—	—	—	—	3,519	3,518	1.07
MBS/CMOs issued by U.S. government agencies	—	—	4,051	3.50	6,012	3.32	—	—	10,063	10,035	3.39
Total held-to-maturity	13,473	2.63	22,976	5.01	7,989	4.19	—	—	44,438	45,097	4.14

Available-for-sale:
MBS/CMOs issued by U.S. government agencies	11,609	1.65	143,216	2.05	103,260	1.92	—	—	258,085	254,041	1.98
State and municipal	4,027	1.93	31,929	2.35	41,980	3.07	1,369	5.46	79,305	77,701	2.76
Debentures of government sponsored agencies	5,000	1.00	30,486	1.13	—	—	—	—	35,486	35,403	1.11
Privately issued CMOs	265	1.62	154	3.01	—	—	—	—	419	419	2.13
Corporate bonds	—	—	3,965	1.97	994	1.99	—	—	4,959	5,016	1.97
Total available-for-sale	20,901	1.55	209,750	1.97	146,234	2.25	1,369	2.31	378,254	372,580	2.06
Total	$34,374	1.97%	$232,726	2.28%	$154,223	2.35%	$1,369	2.31%	$422,692	$417,677	2.28%

December 31, 2015	Within 1 Year		1-5 Years		5-10 Years		After 10 Years		Total
(dollars in thousands; unaudited)	AmortizedCost[1]	Average Yield[2]	AmortizedCost[1]	Average Yield[2]	AmortizedCost[1]	Average Yield[2]	AmortizedCost[1]	Average Yield[2]	AmortizedCost[1]	Fair Value	Average Yield[2]
Held-to-maturity:
State and municipal	$7,795	2.82%	$28,966	4.42%	$6,158	6.40%	$—	—%	$42,919	$44,146	4.41%
Corporate bonds	11,534	2.16	3,538	1.07	—	—	—	—	15,072	15,098	1.90
MBS/CMOs issued by U.S. government agencies	—	—	2,240	4.65	9,406	1.80	—	—	11,646	11,810	2.35
Total held-to-maturity	19,329	2.43	34,744	4.09	15,564	3.62	—	—	69,637	71,054	3.52

Available-for-sale:
MBS/CMOs issued by U.S. government agencies	4,262	2.93	157,982	2.04	27,459	2.41	—	—	189,703	190,093	2.11
State and municipal	4,673	2.24	32,406	2.25	17,755	3.58	2,276	4.84	57,110	57,673	2.77
Debentures of government sponsored agencies	19,107	1.00	142,583	1.36	—	—	—	—	161,690	160,892	1.32
Privately issued CMOs	—	—	980	1.30	2,980	2.20	—	—	3,960	4,150	1.98
Corporate bonds	—	—	3,954	1.40	993	1.43	—	—	4,947	4,979	1.41
Total available-for-sale	28,042	1.50	337,905	1.76	49,187	2.80	2,276	4.84	417,410	417,787	1.88
Total	$47,371	1.88%	$372,649	1.98%	$64,751	3.00%	$2,276	4.84%	$487,047	$488,841	2.12%
1 Book value reflects cost, adjusted for accumulated amortization and accretion.
2 Weighted average yields on tax-exempt basis and weighted average calculation is based on amortized cost of securities.

The amortized cost of our investment securities portfolio decreased $64.4 million or 13.2% during 2016. $163.8 million in securities were purchased in 2016. $2.4 million of the purchased securities were designated as held-to-maturity, and $161.4 million were designated as available-for-sale to provide flexibility for liquidity and interest rate risk management. These purchases were partially offset by $155.4 million of paydowns, calls and maturities, and $69.5 million of sales during 2016 to repay $67.0 million of FHLB borrowings.

During 2016, we purchased $5.0 million in agency debentures issued by FNMA, $103.3 million in mortgage pass-through securities, $28.0 million in municipal securities, and $27.5 million in collateralized mortgage obligations ("CMOs"). We consider agency debentures, mortgage-backed securities, and CMOs issued by U.S. government sponsored entities to have low credit risk as they carry the credit support of the U.S. federal government. We also invest in municipalities with sound credit fundamentals. The debentures and MBS issued by the U.S. government sponsored agencies, state and municipal securities and corporate bonds, made up 71.8%, 26.1% and 2.0% of the portfolio at December 31, 2016, compared to 74.5%, 20.5% and 4.1%, respectively at December 31, 2015. See the discussion in the section captioned “Securities May Lose Value due to Credit Quality of the Issuers” in Item 1A Risk Factors above.

Page-32

Any investment securities in our portfolio that may be backed by sub-prime or Alt-A mortgages, which account for approximately 0.1% of our total securities portfolio, relate to privately issued CMOs. See Note 2 to the Consolidated Financial Statements in Item 8, for more information on investment securities.

At December 31, 2016, distribution of our investment in obligations of state and political subdivisions was as follows:

	December 31, 2016			December 31, 2015
(dollars in thousands; unaudited)	Amortized Cost	Fair Value	% of state and municipal securities	Amortized Cost	Fair Value	% of state and municipal securities
Within California:
General obligation bonds	$15,777	$15,660	14.3%	$18,642	$18,830	18.6%
Revenue bonds	10,895	11,127	9.9	15,453	15,767	15.5
Tax allocation bonds	4,043	4,178	3.7	5,411	5,603	5.4
Total within California	30,715	30,965	27.9	39,506	40,200	39.5
Outside California:
General obligation bonds	71,534	70,376	64.9	51,920	52,990	51.9
Revenue bonds	7,913	7,904	7.2	8,603	8,629	8.6
Total outside California	79,447	78,280	72.1	60,523	61,619	60.5
Total obligations of state and political subdivisions	$110,162	$109,245	100.0%	$100,029	$101,819	100.0%

The portion of the portfolio outside the state of California is distributed among 20 states. The largest concentrations outside California are in Washington (11.9%), Minnesota (11.8%), and Texas (11.4%). Revenue bonds, both within and outside California, primarily consisted of bonds relating to essential services (such as roads, public transportation and utilities).

Investments in states, municipalities and political subdivisions are subject to an initial pre-purchase credit assessment and ongoing monitoring. Key considerations include:

•	The soundness of a municipality’s budgetary position and stability of its tax revenues

•	Debt profile and level of unfunded liabilities, diversity of revenue sources, taxing authority of the issuer

•	Local demographics/economics including unemployment data, largest local taxpayers and employers, income indices and home values

•
For revenue bonds, the source and strength of revenue for municipal authorities including obligors' financial condition and reserve levels, annual debt service and debt coverage ratio, and credit enhancement (such as insurer’s strength)

•	Credit ratings by major credit rating agencies.

Page-33

Loans

Table 6 Loans Outstanding by Type at December 31

(in thousands; unaudited)	2016	2015	2014	2013	2012
Commercial loans	$218,615	$219,452	$210,223	$183,291	$176,431
Real estate
Commercial owner-occupied	247,713	242,309	230,605	241,113	196,406
Commercial investor	724,228	715,879	673,499	625,019	509,006
Construction	74,809	65,495	48,413	31,577	30,665
Home equity	117,207	112,300	110,788	98,469	93,237
Other residential [1]	78,549	73,154	73,035	72,634	49,432
Installment and other consumer loans	25,495	22,639	16,788	17,219	18,775
Total loans	1,486,616	1,451,228	1,363,351	1,269,322	1,073,952
Allowance for loan losses	(15,442)	(14,999)	(15,099)	(14,224)	(13,661)
Total net loans	$1,471,174	$1,436,229	$1,348,252	$1,255,098	$1,060,291
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

We continued to strengthen market presence throughout our footprint in 2016. New loan volume totaled approximately $192 million in 2016, compared to approximately $252 million in 2015. Approximately 85% of our outstanding loans were secured by real estate at both December 31, 2016 and 2015. Also see Item 1A, Risk Factors, regarding our loan concentration risk.

The following table summarizes our commercial real estate loan portfolio by the geographic location in which the property is located as of December 31, 2016 and 2015.

Table 7 Commercial Real Estate Loans Outstanding by Geographic Location

	December 31, 2016		December 31, 2015
(dollars in thousands; unaudited)	Amount	% of Commercial real estate loans	Amount	% of Commercial real estate loans
Marin	$310,286	31.9%	$317,035	33.1%
Sonoma	155,066	16.0	132,592	13.8
San Francisco	143,975	14.8	130,164	13.6
Alameda	121,467	12.5	135,835	14.2
Napa	79,872	8.2	76,409	8.0
Contra Costa	41,808	4.3	40,084	4.2
San Mateo	22,360	2.3	21,756	2.3
El Dorado	14,146	1.5	14,414	1.5
Sacramento	11,083	1.1	17,592	1.8
Other	71,878	7.4	72,307	7.5
Total	$971,941	100.0%	$958,188	100.0%

Commercial real estate loans increased by $13.8 million in 2016 and $54.1 million in 2015. Of the commercial real estate loans at December 31, 2016 and 2015, 75% were non-owner occupied and 25% were owner occupied. Almost all of our commercial real estate loan portfolio is comprised of term loans for which the primary source of repayment is the operating cash flow from the leasing activities of the real estate collateral. Originated loans are subject to our conservative credit underwriting standards and both the acquired and originated loans are actively managed.

Page-34

The following table shows an analysis of construction loans by type and location as of December 31, 2016 and 2015.

Table 8 Construction Loans Outstanding by Type and Geographic Location

(dollars in thousands; unaudited)	December 31, 2016		December 31, 2015
Construction loans by type	Amount	% of Construction Loans	Amount	% of Construction Loans
1-4 Single family residential	$41,106	55.0%	$39,444	60.2%
Commercial real estate	19,861	26.6	17,962	27.4
Apartments and multifamily	9,088	12.1	3,127	4.8
Land - improved	3,245	4.3	3,224	4.9
Land - unimproved	1,509	2.0	1,738	2.7
Total	$74,809	100.0%	$65,495	100.0%

(dollars in thousands; unaudited)	December 31, 2016		December 31, 2015
Construction loans by geographic location	Amount	% of Construction Loans	Amount	% of Construction Loans
San Francisco	$31,256	41.8%	$26,120	39.9%
Marin	19,354	25.9	15,921	24.3
Alameda	14,905	19.9	1,305	2.0
San Mateo	—	—	9,327	14.2
Napa	3,363	4.5	7,749	11.8
Riverside	3,224	4.3	3,224	4.9
Sonoma	2,609	3.5	1,725	2.6
Other	98	0.1	124	0.3
Total	$74,809	100.0%	$65,495	100.0%

Construction loans increased by $9.3 million in 2016 and $17.1 million in 2015. The increase in 2016 was due to draws on both new and existing single family development construction projects as well as on mixed-use commercial and owner-occupied construction projects.  The increases in construction fundings were partially offset by payoffs related to completed construction projects. The increase in 2015 was due to substantial draws on existing single family development construction projects as they approached completion and origination of new construction loans. The improving economy resulted in a number of new financing opportunities for existing customers who had successfully completed construction projects in the past.

At December 31, 2016 and 2015, respectively, approximately 2.0% and 1.5% of our total loans contained an interest-only feature as part of the loan terms. All of these loans were current with their payments as of December 31, 2016. Except for two loans to one borrowing relationship totaling $7.0 million as of December 31, 2016 and 2015, all were considered to have low credit risk (graded "Pass").

As of December 31, 2016 and 2015, approximately $48.7 million and $43.4 million, respectively, of our loans had interest reserves, all of which were construction loans. When we determine a loan is impaired before the interest reserve has been depleted, the interest funded by the interest reserve is applied against loan principal. As of December 31, 2016 and 2015, no loans having interest reserve balances were determined to be impaired.

Page-35

The following table presents the maturity distribution of our commercial and construction loans as of December 31, 2016 based on their contractual maturity dates and does not include scheduled payments or potential prepayments.

Table 9A Commercial and Construction Loan Maturity Distribution

	Due within	Due after 1 but	Due after
(in thousands; unaudited)	1 year	within 5 years	5 years	Total
Maturity distribution:
Commercial	$75,278	$72,146	$71,191	$218,615
Construction	53,128	2,606	19,075	74,809
Total	$128,406	$74,752	$90,266	$293,424

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

Table 9B Commercial and Construction Loan Interest Rate Sensitivity

(in thousands; unaudited)	Fixed	Variable	Total
Commercial	$99,992	$118,623	$218,615
Construction	1,412	73,397	74,809
Total	$101,404	$192,020	$293,424

Allowance for Loan Losses

Credit risk is inherent in the business of lending. As a result, we maintain an allowance for loan losses to absorb probable losses in our loan portfolio through a provision for loan losses charged against earnings. All specifically identifiable and quantifiable losses are charged off against the allowance. The balance of our allowance for loan losses is Management's best estimate of the remaining probable losses in the portfolio. The ultimate adequacy of the allowance is dependent upon a variety of factors beyond our control, including the real estate market, changes in interest rates and economic and political environments. Based on the current conditions of the loan portfolio, Management believes that the $15.4 million allowance for loan losses at December 31, 2016 is adequate to absorb losses in our loan portfolio. No assurance can be given, however, that adverse economic conditions or other circumstances will not result in increased losses in the portfolio.

The Components of the Allowance for Loan Losses

As stated in Note 1 to the Consolidated Financial Statements in Item 8 of this report, the overall allowance consists of 1) specific allowances for individually identified impaired loans ("ASC 310-10") and 2) general allowances for pools of loans ("ASC 450-20"), which incorporate quantitative (e.g., loan loss rates) and qualitative risk factors (e.g., portfolio growth and trends, credit concentrations, economic and regulatory factors, etc.).

The first component, specific allowances, results from the analysis of identified problem credits and the evaluation of sources of repayment including collateral, as applicable. These loans are evaluated for impairment individually by Management. Management considers an originated loan to be impaired when it is probable we will be unable to collect all amounts due according to the contractual terms of the loan agreement. For PCI loans, specific allowances are established to account for credit deterioration subsequent to acquisition if we have probable decreases in cash flows expected to be collected. For loans determined to be impaired, the extent of the impairment is measured based on the present value of expected future cash flows discounted at the loan's effective interest rate at origination (for originated loans), based on the loan's observable market price, or based on the fair value of the collateral if the loan is collateral dependent or if foreclosure is imminent. Generally with problem credits that are collateral dependent, we obtain appraisals of the collateral at least annually. We may obtain appraisals more frequently if we believe the collateral is subject to market volatility, if a specific event has occurred to the collateral, or if we believe foreclosure is imminent. Impaired loan balances decreased to $18.3 at December 31, 2016 from $21.2 million at December 31, 2015. The

Page-36

decrease primarily relates to the resolution and pay-off of a $1.9 million commercial real estate credit and paydowns of several other impaired loans. The specific allowance decreased slightly to $991 thousand at December 31, 2016 from $1.2 million at December 31, 2015.

The second component is an estimate of the probable inherent losses in each loan pool with similar risk characteristics. This analysis encompasses the entire loan portfolio, excluding individually identified impaired loans and acquired loans whose purchase discount has not been fully accreted. Under our allowance model, loans are evaluated on a pool basis by federal regulatory reporting codes ("CALL codes" or "segments"), which are further delineated by assigned credit risk ratings, as described in Note 3 to the Consolidated Financial Statements in Item 8 of this report. At December 31, 2016 and 2015, the allowance allocated for the second component totaled $14.5 million and $13.8 million, respectively. The increase from 2015 to 2016 primarily relates to a $63.6 million increase in loans subject to general allowances for pools of loans.

Table 10 shows the allocation of the allowance by loan type as well as the percentage of total loans in each of the same loan types.

Table 10 Allocation of Allowance for Loan Losses

	December 31, 2016		December 31, 2015		December 31, 2014		December 31, 2013		December 31, 2012
(dollars in thousands; unaudited)	Allowance balance allocation	Loans as a percent of total loans	Allowance balance allocation	Loans as a percent of total loans	Allowance balance allocation	Loans as a percent of total loans	Allowance balance allocation	Loans as a percent of total loans	Allowance balance allocation	Loans as a percent of total loans
Commercial loans	$3,248	14.7%	$3,023	15.1%	$2,837	15.4%	$3,056	14.4%	$4,100	16.4%
Real Estate:
Commercial, owner-occupied	1,753	16.7	2,249	16.7	1,924	16.9	2,012	19.0	1,313	18.3
Commercial, investor	6,320	48.7	6,178	49.4	6,672	49.4	6,196	49.2	4,372	47.4
Construction	781	5.0	724	4.5	839	3.6	633	2.5	611	2.9
Home Equity	973	7.9	910	7.7	859	8.1	875	7.8	1,264	8.7
Other residential	454	5.3	394	5.0	433	5.4	317	5.7	551	4.6
Installment and other consumer	372	1.7	425	1.6	566	1.2	629	1.4	1,231	1.7
Unallocated allowance	1,541	N/A	1,096	N/A	969	N/A	506	N/A	219	N/A
Total allowance for loan losses	$15,442		$14,999		$15,099		$14,224		$13,661
Total percent		100.0%		100.0%		100.0%		100.0%		100.0%

Page-37

Table 11 shows the activity in the allowance for loan losses for each of the years in the five-year period ended December 31, 2016.

Table 11 Allowance for Loan Losses

(dollars in thousands; unaudited)	2016	2015	2014	2013	2012
Beginning balance	$14,999	$15,099	$14,224	$13,661	$14,639
(Reversal of) provision for loan losses	(1,850)	500	750	540	2,900
Loans charged-off:
Commercial	(11)	(5)	(66)	(672)	(892)
Real Estate:
Commercial, owner occupied	(20)	—	—	—	(181)
Commercial, investor	—	—	—	(156)	(2,414)
Construction	—	(839)	(204)	(62)	(373)
Home equity	—	—	—	(176)	(382)
Other residential	—	—	—	—	(196)
Installment and other consumer	(5)	(20)	(7)	(88)	(122)
Total loans charged-off	(36)	(864)	(277)	(1,154)	(4,560)
Loans recovered:
Commercial	143	236	168	1,021	541
Real Estate:
Commercial, owner occupied	—	—	5	84	5
Commercial, investor	2,156	23	45	40	—
Construction	—	—	96	1	122
Home equity	3	3	3	10	12
Other residential	—	—	—	—	—
Installment and other consumer	27	2	85	21	2
Total loans recovered	2,329	264	402	1,177	682
Net loans recovered (charged-off)	2,293	(600)	125	23	(3,878)
Ending balance	$15,442	$14,999	$15,099	$14,224	$13,661
Total loans outstanding at end of year, before deducting allowance for loan losses	$1,486,616	$1,451,228	$1,363,351	$1,269,322	$1,073,952
Average total loans outstanding during year	$1,452,357	$1,354,564	$1,317,794	$1,092,885	$1,023,165
Ratio of allowance for loan losses to total loans at end of year	1.04%	1.03%	1.11%	1.12%	1.27%
Net (recoveries) charge-offs to average loans	(0.16)%	0.04%	(0.01)%	—%	0.38%
Ratio of allowance for loan losses to net (recoveries) charge-offs	(673.4)%	2,499.8%	(12,079.2)%	(61,843.5)%	352.3%

Net recoveries totaled $2.3 million in 2016, compared to net charge-offs of $600 thousand in 2015. Recoveries in 2016 primarily resulted from the resolution and pay-off of a commercial real estate credit. Charge-offs in 2015 were primarily comprised of an $839 charge-off related to a land development loan that was sold. The percentage of net (recoveries) charge-offs to average loans was (0.16)% in 2016, compared to 0.04% in 2015 and (0.01)% in 2014, reflecting the factors discussed above.

Page-38

Table 12 shows non-performing assets for each of the years in the five-year period ended December 31, 2016.

Table 12 Non-performing Assets

(dollars in thousands; unaudited)	2016	2015	2014	2013	2012
Non-accrual loans:
Commercial	$—	$21	$—	$1,187	$4,893
Real Estate:
Commercial, owner-occupied	—	—	1,403	1,403	1,403
Commercial, investor	—	1,903	2,429	2,807	6,843
Construction	—	1	5,134	5,218	2,239
Home equity	91	171	280	234	545
Other residential	—	—	—	660	1,196
Installment and other consumer	54	83	104	169	533
Total non-accrual loans	145	2,179	9,350	11,678	17,652
Other real estate owned	408	421	461	461	—
Repossessed personal properties	—	—	—	—	35
Total non-performing assets	$553	$2,600	$9,811	$12,139	$17,687
Accruing restructured loans:
Commercial	$2,207	$4,562	$3,584	$4,514	$4,577
Real Estate:
Commercial, owner-occupied	6,993	6,993	7,056	534	—
Commercial, investor	2,256	513	524	2,930	—
Construction	3,245	3,237	550	1,516	1,929
Home equity	625	388	414	272	648
Other residential	1,965	2,011	2,045	1,403	2,116
Installment and other consumer	877	1,168	1,689	1,693	1,515
Total accruing restructured loans	18,168	18,872	15,862	12,862	10,785
Accreting impaired PCI loans:
Commercial real estate [1]	—	—	—	1,155	1,866
Commercial [1]	—	137	—	—	—
Construction[1]	—	—	11	—	—
Total accreting impaired PCI loans	—	137	—	1,155	1,866
Total impaired loans	$18,313	$21,188	$25,212	$25,695	$30,303
Allowance for loan losses to non-accrual loans at period end	10,650%	688%	162%	122%	77%
Non-accrual loans to total loans	0.01%	0.15%	0.69%	0.92%	1.64%
[1] The expected cash flows on these PCI loans declined post-acquisition, yet continue to accrete interest based on the revised expected cash flows.

The decrease in non-performing loans from 2015 to 2016 primarily relates to the resolution and pay-off of a commercial real estate credit, mentioned above. The decrease in non-performing loans from 2014 to 2015 primarily relates to a previously non-performing loan that was returned to accrual status, the pay-off of a commercial real estate loan, and a land development loan that was sold. The decrease in non-accrual loans from 2013 to 2014 primarily relates to the successful resolution of several problem loans that led to pay offs, pay downs or resumption of payments.

Troubled debt restructured loans, whose contractual terms have been restructured in a manner which grants a concession to a borrower experiencing financial difficulties, totaled $18.2 million and $19.1 million as of December 31, 2016 and 2015, respectively. The decrease from 2015 to 2016 primarily relates to loan pay-offs and paydowns, net of loans modified as TDRs during 2016. The decrease from 2014 to 2015 primarily relates to five loans that were removed from TDR designation, one sold TDR loan and pay-offs and paydowns of several other TDR loans. For more information, refer to Note 3 to the Consolidated Financial Statements in Item 8, under “Troubled Debt Restructuring”.

Page-39

Other Assets

BOLI totaled $32.4 million at December 31, 2016, compared to $29.5 million at December 31, 2015, and is recorded in other assets. The increase primarily relates to $2.1 million in BOLI purchases in 2016.

Other assets also included net deferred tax assets of $15.3 million and $12.7 million at December 31, 2016 and 2015, respectively. These deferred tax assets consist primarily of tax benefits expected to be realized in future periods related to net operating loss carryforwards, temporary differences of allowance for loan losses, fair value adjustments on acquired loans, deferred compensation, and accrued but unpaid expenses. The increase in deferred tax assets in 2016 primarily relates to a higher amount of net unrealized loss on available-for-sale securities. Management believes these deferred tax assets to be realizable due to our consistent record of earnings and the expectation that earnings will continue at a level adequate to realize such benefits. Therefore, no valuation allowance has been established as of December 31, 2016 or 2015.

In addition, we held $10.2 million and $8.4 million of FHLB stock recorded at cost in other assets at December 31, 2016 and 2015, respectively. The increase is due to a $1.8 million FHLB capital stock purchase in April 2016 associated with our increased asset size. The FHLB paid $1.2 million and $1.0 million in cash dividends in 2016 and 2015, respectively. On February 21, 2017, the FHLB declared a cash dividend for the fourth quarter of 2016 at an annualized dividend rate of 9.08%.

Other assets also included $6.4 million in goodwill at both December 31, 2016 and 2015, as a result of a previous bank acquisition. Goodwill represents the excess of the total purchase price paid over the fair value of the assets acquired, net of the fair value of liabilities assumed. Goodwill mainly reflects expected value created through the combined operations of the acquired business and Bank of Marin, which we consider to be one reporting unit. We determined that the fair value of our traditional community banking activities (provided through our branch network) exceeded the carrying amount. Therefore, no impairment on goodwill was recognized in 2016, 2015, or 2014. The goodwill is not deductible for tax purposes.

A core deposit intangible asset, net of amortization, totaling $2.6 million and $3.1 million, at December 31, 2016 and December 31, 2015, respectively, is included in other assets which represents the estimated future benefits of acquired deposits and is booked separately from the related deposits. The value of the core deposit intangible asset was determined using a discounted cash flow approach to arrive at the cost differential between the core deposits (non-maturity deposits such as transaction, savings and money market accounts) and alternative funding sources. It was calculated as the present value of the difference  in  cash flows between maintaining the core deposits (interest  and maintenance  costs) and the cost of an equal amount of  funds with a similar term from an alternative source. The core deposit intangible is amortized on an accelerated basis over an estimated ten-year life, and it is evaluated periodically for impairment. No impairment loss was recognized in 2016, 2015, or 2014. For more information, refer to Note 1 to the Consolidated Financial Statements under “Goodwill and Other Intangible Assets” in Item 8 of this report.

Deposits

Deposits increased $44.5 million, or 2.6%, in 2016. The increase in deposits in 2016 compared to 2015 is primarily due to the expansion of business by many of our commercial depositors as well as the acquisition of new clients. Non-interest bearing deposits totaled $817.0 million at December 31, 2016, an increase of $46.9 million when compared to December 31, 2015. Non-interest bearing deposits totaled 46.1% of total deposits as of December 31, 2016, compared to 44.6% at December 31, 2015. No individual customer accounted for more than 5% of deposits. Also see Item 1A. Risk Factors, for a discussion risks associated with volatility due to activity of our large deposit customers.

Page-40

Table 13 Distribution of Average Deposits

Table 13 shows the relative composition of our average deposits for the years 2016, 2015 and 2014. For average rates paid on deposits, refer to Table 1 in Item 7- Management's Discussion and Analysis of Financial Condition and Results of Operations.

			Years ended December 31,
	2016		2015		2014
(dollars in thousands; unaudited)	Amount	Percent	Amount	Percent	Amount	Percent
Non-interest bearing	$819,916	46.9%	$753,038	45.8%	$717,738	44.7%
Interest bearing transaction	94,252	5.4	95,662	5.8	101,133	6.3
Savings	151,214	8.6	134,997	8.2	125,169	7.8
Money market [1]	524,989	30.0	505,280	30.7	507,055	31.6
Time deposits, including CDARS:
Less than $100,000	37,359	2.2	39,666	2.4	43,982	2.9
$100,000 or more	121,519	6.9	116,650	7.1	111,247	6.7
Total time deposits	158,878	9.1	156,316	9.5	155,229	9.6
Total average deposits	$1,749,249	100.0%	$1,645,293	100.0%	$1,606,324	100.0%
1 Included in money market balances are Insured Cash Sweep® ("ICS") balances and Demand Deposit MarketplaceSM ("DDM") defined in Note 6 to the Consolidated Financial Statements in Item 8 of this report.

Table 14 Maturities of Time Deposits of $100,000 or more at December 31

Table 14 below shows the maturity groupings for time deposits of $100,000 or more at December 31, 2016, 2015 and 2014.

	December 31,
(in thousands; unaudited)	2016	2015	2014
Three months or less	$34,212	$29,694	$19,634
Over three months through six months	17,482	18,525	16,668
Over six months through twelve months	26,301	35,735	20,207
Over twelve months	37,122	37,969	49,076
Total	$115,117	$121,923	$105,585

Borrowings

As of December 31, 2016 and 2015, respectively, we had $513.7 million and $470.6 million in secured lines of credit with FHLB and $43.1 million and $37.8 million with the Federal Reserve Bank of San Francisco (“FRBSF”). We also had $92.0 million in unsecured lines with correspondent banks to cover any short or long-term borrowing needs at both December 31, 2016 and 2015.

At December 31, 2016 there were no FHLB overnight borrowings compared to $52.0 million in FHLB overnight borrowings at a rate of 0.27% at December 31, 2015. On February 5, 2008, the Bank entered into a ten-year borrowing agreement under the same FHLB line of credit for $15.0 million at a fixed rate of 2.07%. On June 15, 2016, the Bank repaid the $15.0 million early and incurred a prepayment fee of $312 thousand recorded in interest expense. At December 31, 2016 and 2015, respectively, $513.7 million and $403.4 million were remaining as available for borrowing from the FHLB, net of outstanding borrowings and an unused standby letter of credit totaling $241 thousand at December 31, 2015. The FRBSF and correspondent bank lines were not utilized at December 31, 2016 and 2015.

As part of a bank acquisition in 2013, we assumed two subordinated debentures due to the NorCal Community Bancorp Trusts I and II at fair values totaling $5.0 million at the acquisition date, which are being accreted up to the contractual values totaling $8.2 million over the remaining terms of the debentures. The subordinated debentures have been accreted up to $5.6 million and $5.4 million as of December 31, 2016 and 2015, respectively.

For additional information, see Note 7 to the Consolidated Financial Statements in Item 8 of this report.

Page-41

Deferred Compensation Obligations

We maintain a non-qualified, unfunded deferred compensation plan for certain key management personnel. Under this plan, participating employees may defer compensation, which will entitle them to receive certain payments for up to fifteen years commencing upon retirement, death, disability or termination of employment. The participating employee may elect to receive payments over periods not to exceed fifteen years. At December 31, 2016 and 2015, our aggregate payment obligations under this plan totaled $3.2 million and $3.0 million, respectively.

We established a Salary Continuation Plan on January 1, 2011. The plan was to provide a percentage of salary continuation benefits to a select group of Executive Management upon retirement at age sixty-five and reduced benefits upon early retirement.  At December 31, 2016 and 2015, our liability under the Salary Continuation Plan was $1.0 million and $823 thousand, respectively, and is recorded in interest payable and other liabilities in the Consolidated Statements of Condition. This Plan is unfunded and non-qualified for tax purposes and for purposes of Title I of the Employee Retirement Income Security Act of 1974.

For additional information, see Note 10 to the Consolidated Financial Statements in Item 8 of this report.

Off-Balance Sheet Arrangements, Commitments and Contractual Obligations

We make commitments to extend credit in the normal course of business to meet the financing needs of our customers. For additional information, see Note 16 to the Consolidated Financial Statements in Item 8 of this report. The following is a summary of our contractual obligations as of December 31, 2016.

Table 15 Contractual Obligations at December 31, 2016

	Payments due by period
(in thousands; unaudited)	<1 year	1-3 years	4-5 years	>5 years	Total
Operating leases	$3,850	$7,644	$5,519	$4,069	$21,082
Subordinated debentures	—	—	—	8,248	8,248
Certificates of deposit	104,616	20,216	26,631	—	151,463
Total	$108,466	$27,860	$32,150	$12,317	$180,793

The contractual amount of loan commitments not reflected on the consolidated statements of condition was $422.3 million and $376.6 million at December 31, 2016 and 2015, respectively.

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

Capital Adequacy

As discussed in Note 15 to the Consolidated Financial Statements in Item 8 of this report, the Bank's capital ratios are above regulatory guidelines to be considered "well capitalized" and Bancorp's ratios exceed the required minimum ratios for capital adequacy purposes. The Bank's total risk-based capital ratio increased from 13.1% at December 31, 2015 to 14.1% at December 31, 2016, primarily due to accumulation of undistributed net income of the Bank in 2016 of $17.6 million. Bancorp's total risk-based capital ratio increased from 13.4% at December 31, 2015 to 14.3% at December 31, 2016, primarily due to the accumulation of undistributed net income of $16.9 million in 2016.

Page-42

We expect to maintain strong capital levels. Our anticipated sources of capital in 2017 include future earnings and shares issued under the stock-based compensation program.

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

We obtain funds from the repayment and maturity of loans as well as deposit inflows, investment security maturities, paydowns and sales, federal funds purchases, FHLB advances and other borrowings.  Our primary uses of funds are the origination of loans, the purchase of investment securities, withdrawals of deposits, maturity of certificates of deposit, repayment of borrowings and dividends to common stockholders.

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

Any long-term decline in deposit funding would adversely affect our liquidity. Management monitors our liquidity position daily and regularly adjusts our investments in liquid assets based upon our assessment of expected loan demand and pay-off activities, expected deposit flows, desired mix and yields on interest-earning assets and the objectives of our asset/liability management program. In addition, we have secured borrowing capacity through the FHLB and FRBSF, as discussed in Note 7 to the Consolidated Financial Statements in Item 8 of this report, that can be drawn upon. Management anticipates our current strong liquidity position and core deposit base will provide adequate liquidity to fund our operations.

At December 31, 2016 our liquid assets, which included unencumbered available-for-sale securities and cash, totaled $314.8 million, compared to $375.0 million at December 31, 2015. The decline is primarily due to $68.7 million of available-for-sale securities sold to repay $67.0 million of FHLB borrowings in 2016. As presented in the accompanying consolidated statements of cash flows, the sources of liquidity vary between periods. Our cash and cash equivalents at December 31, 2016 totaled $48.8 million, an increase of $22.5 million from December 31, 2015. The primary sources of funds during 2016 included $225.4 million in proceeds from sales, paydowns and maturities of investment securities, a net increase of $44.5 million in deposits and $25.4 million net cash provided by operating activities. The primary uses of liquidity during 2016 were $163.8 million in investment securities purchases, the repayment of $67.0 million in borrowings to lower our funding costs going forward, loan originations (net of loan principal collections) of $32.0 million and $6.2 million cash dividends paid on common stock to our shareholders.

Undrawn credit commitments, as discussed above and in Note 16 to the Consolidated Financial Statements in Item 8 of this report, totaled $422.3 million at December 31, 2016. These commitments, to the extent used, are expected to be funded primarily through the repayment of existing loans, deposit growth and liquid assets. Over the next twelve months, $104.6 million of time deposits will mature. We expect these funds to be replaced with new deposits. Our emphasis on local deposits combined with our well capitalized equity position, provides a very stable funding base.

Since Bancorp is a holding company and does not conduct regular banking operations, its primary sources of liquidity are dividends from the Bank. Under the California Financial Code, payment of a dividend from the Bank to Bancorp without advance regulatory approval is restricted to the lesser of the Bank’s retained earnings or the amount of the Bank’s net profits from the previous three fiscal years less the amount of dividends paid during that period. The primary uses of funds for Bancorp are shareholder dividends and ordinary operating expenses.  Bancorp held $3.6 million of cash at December 31, 2016. Bancorp obtained a dividend distribution from the Bank in the amount of $4.0 million in February of 2017. These funds are deemed sufficient to cover Bancorp's operational needs and cash dividends to shareholders through the end of 2017. Management anticipates that there will be sufficient earnings at the Bank to provide dividends to Bancorp to meet its funding requirements for the foreseeable future.

Page-43

Quarterly Financial Data

Table 16 Summary of Quarterly Financial Data

	2016 Quarters Ended				2015 Quarters Ended
(dollars in thousands; unaudited)	Dec. 31	Sept. 30	Jun. 30	Mar. 31	Dec. 31	Sept. 30	Jun. 30	Mar. 31
Interest income	$18,408	$19,834	$17,993	$19,195	$17,795	$17,445	$17,018	$17,180
Interest expense	432	453	827	557	552	562	564	582
Net interest income	17,976	19,381	17,166	18,638	17,243	16,883	16,454	16,598
(Reversal of) provision for loan losses	(300)	(1,550)	—	—	500	—	—	—
Net interest income after (reversal of)
provision for loan losses	18,276	20,931	17,166	18,638	16,743	16,883	16,454	16,598
Non-interest income	2,463	2,114	2,421	2,163	2,098	2,298	2,608	2,189
Non-interest expense	11,755	11,910	12,017	12,010	11,135	11,638	12,319	11,848
Income before provision for income taxes	8,984	11,135	7,570	8,791	7,706	7,543	6,743	6,939
Provision for income taxes	3,297	4,171	2,733	3,145	2,781	2,770	2,457	2,482
Net income	$5,687	$6,964	$4,837	$5,646	$4,925	$4,773	$4,286	$4,457
Net income available to common stockholders	$5,687	$6,964	$4,837	$5,646	$4,925	$4,773	$4,286	$4,457

Net income per common share:
Basic	$0.93	$1.14	$0.80	$0.93	$0.82	$0.80	$0.72	$0.75
Diluted	$0.93	$1.14	$0.79	$0.93	$0.81	$0.79	$0.71	$0.74

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

From time to time, we enter into interest rate swap contracts to mitigate the changes in the fair value of specified long-term fixed-rate loans and firm commitments to enter into long-term fixed-rate loans caused by changes in interest rates. See Note 14 to the Consolidated Financial Statements in Item 8 of this report.

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

In December 2016, the FOMC raised the target federal funds rate, the second time since December 2008, by 25 basis points to a range of 0.50% to 0.75%. The Bank currently has low interest rate risk and, in general, is slightly asset sensitive (net interest margin is expected to increase if rates go up due to our adjustable rate loans and our significant non-interest bearing deposit base). Our net interest income is most vulnerable to a falling interest rate environment.

Page-44

The following table estimates the effect of interest rate changes in all points of the yield curve as measured against a flat rate scenario. For modeling purposes, the likelihood of a decrease in interest rates beyond 100 basis points as of December 31, 2016 was considered to be remote given prevailing low interest rate levels. The interest rate risk is within policy guidelines established by ALCO and the Board of Directors.

Table 17	Effect of Interest Rate Change on Net Interest Income (NII) at December 31, 2016
	Immediate Changes in Interest Rates (in basis points)	Estimated Change in NII in Year 1 (as percent of NII)	Estimated Change in NII in Year 2 (as percent of NII)
	up 400	(0.6)%	10.0%
	up 300	(0.2)%	8.1%
	up 200	0.1%	5.9%
	up 100	0.3%	3.9%
	down 100	(5.7)%	(10.6)%

Interest rate sensitivity is a function of the repricing characteristics of our assets and liabilities. The Bank runs a combination of scenarios and sensitivities in its attempt to capture the range of interest rate risk. As with any simulation model or other method of measuring interest rate risk, limitations are inherent in the process and dependent on assumptions. For example, if we choose to pay interest on certain business deposits that are currently non-interest bearing, causing these deposits to become rate sensitive in the future, we would become less asset sensitive than the model currently indicates. Assets and liabilities may react differently to changes in market interest rates in terms of both timing and responsiveness to market rate movements. Further, the actual rates and timing of prepayments on loans and investment securities, and the behavior of depositors, could vary significantly from the assumptions applied in the various scenarios. Lastly, changes in U.S. Treasury rates accompanied by a change in the shape of the yield curve could produce different results from those presented in the table. Accordingly, the results presented should not be relied upon as indicative of actual results in the event of changing market interest rates.

Page-45

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Bank of Marin Bancorp

We have audited the accompanying consolidated statements of condition of Bank of Marin Bancorp and subsidiary (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of comprehensive income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2016. We also have audited the Company's internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting and Compliance with Applicable Laws and Regulations. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bank of Marin Bancorp and subsidiary as of December 31, 2016 and 2015, and the consolidated results of their operations and their cash flows each of the three years in the period ended December 31, 2016, in conformity with generally accepted accounting principles in the United States of America. Also in our opinion, Bank of Marin Bancorp maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Moss Adams LLP
San Francisco, California
March 13, 2017

Page-46

504 Redwood Blvd, Suite 100
Novato, CA 94947

March 13, 2017

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

Management has assessed Bancorp's internal control over financial reporting encompassing both consolidated financial statements prepared in accordance with generally accepted accounting principles and those prepared for regulatory reporting purposes as of December 31, 2016. The assessment was based on criteria for effective internal control over financial reporting described in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, Management believes that, as of December 31, 2016, Bancorp maintained effective internal control over financial reporting encompassing both consolidated financial statements prepared in accordance with generally accepted accounting principles and those prepared for regulatory reporting purposes in all material respects. Management also believes that Bancorp complied with the designated safety and soundness laws and regulations pertaining to insider loans and dividend restrictions during 2016.

Management's assessment of the effectiveness of Bancorp's internal control over financial reporting as of December 31, 2016 has been audited by Moss Adams LLP, an independent registered public accounting firm, which expresses an unqualified opinion as stated in their report which appears on the previous page.

/s/ Russell A. Colombo
Russell A. Colombo, President and Chief Executive Officer

/s/ Tani Girton
Tani Girton, EVP and Chief Financial Officer

Page-47

BANK OF MARIN BANCORP CONSOLIDATED STATEMENTS OF CONDITION
December 31, 2016 and 2015

(in thousands, except share data)	2016	2015
Assets
Cash and due from banks	$48,804	$26,343
Investment securities
Held-to-maturity, at amortized cost	44,438	69,637
Available-for-sale, at fair value	372,580	417,787
Total investment securities	417,018	487,424
Loans, net of allowance for loan losses of $15,442 and $14,999 at December 31, 2016 and 2015, respectively	1,471,174	1,436,229
Bank premises and equipment, net	8,520	9,305
Goodwill	6,436	6,436
Core deposit intangible	2,580	3,113
Interest receivable and other assets	68,961	62,284
Total assets	$2,023,493	$2,031,134

Liabilities and Stockholders' Equity
Liabilities
Deposits
Non-interest bearing	$817,031	$770,087
Interest bearing
Transaction accounts	100,723	114,277
Savings accounts	163,516	141,316
Money market accounts	539,967	541,089
Time accounts	151,463	161,457
Total deposits	1,772,700	1,728,226
Federal Home Loan Bank ("FHLB") borrowings	—	67,000
Subordinated debentures	5,586	5,395
Interest payable and other liabilities	14,644	16,040
Total liabilities	1,792,930	1,816,661

Stockholders' Equity
Preferred stock, no par value, Authorized - 5,000,000 shares, none issued	—	—
Common stock, no par value, Authorized - 15,000,000 shares; Issued and outstanding - 6,127,314 and 6,068,543 at December 31, 2016 and 2015, respectively	87,392	84,727
Retained earnings	146,464	129,553
Accumulated other comprehensive (loss) income, net	(3,293)	193
Total stockholders' equity	230,563	214,473
Total liabilities and stockholders' equity	$2,023,493	$2,031,134

The accompanying notes are an integral part of these consolidated financial statements.

Page-48

BANK OF MARIN BANCORP CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years ended December 31, 2016, 2015 and 2014

(in thousands, except per share amounts)	2016	2015	2014
Interest income
Interest and fees on loans	$67,472	$61,754	$64,823
Interest on investment securities
Securities of U.S. government agencies	5,155	4,709	4,502
Obligations of state and political subdivisions	2,339	2,155	2,273
Corporate debt securities and other	256	685	1,031
Interest on federal funds sold and due from banks	208	135	161
Total interest income	75,430	69,438	72,790
Interest expense
Interest on interest-bearing transaction accounts	109	115	99
Interest on savings accounts	58	51	46
Interest on money market accounts	445	495	550
Interest on time accounts	743	853	917
Interest on FHLB and overnight borrowings	478	317	315
Interest on subordinated debentures	436	420	422
Total interest expense	2,269	2,251	2,349
Net interest income	73,161	67,187	70,441
(Reversal of) provision for loan losses	(1,850)	500	750
Net interest income after provision for loan losses	75,011	66,687	69,691
Non-interest income
Service charges on deposit accounts	1,789	1,979	2,167
Wealth Management and Trust Services	2,090	2,391	2,309
Debit card interchange fees	1,503	1,445	1,378
Merchant interchange fees	449	545	803
Earnings on bank-owned life Insurance	844	814	841
Dividends on FHLB stock	1,153	1,003	563
Gains on investment securities, net	425	79	80
Other income	908	937	900
Total non-interest income	9,161	9,193	9,041
Non-interest expense
Salaries and related benefits	26,663	25,764	25,005
Occupancy and equipment	5,081	5,498	5,470
Depreciation and amortization	1,822	1,968	1,585
Federal Deposit Insurance Corporation insurance	825	997	1,032
Data processing	3,625	3,318	3,665
Professional services	2,044	2,121	2,230
Directors' expense	553	826	628
Information technology	862	736	675
Provision for (reversal of) losses on off-balance sheet commitments	150	(263)	334
Other expense	6,067	5,984	6,639
Total non-interest expense	47,692	46,949	47,263
Income before provision for income taxes	36,480	28,931	31,469
Provision for income taxes	13,346	10,490	11,698
Net income	$23,134	$18,441	$19,771
Net income per common share:
Basic	$3.81	$3.09	$3.35
Diluted	$3.78	$3.04	$3.29
Weighted average shares:
Basic	6,073	5,966	5,893
Diluted	6,115	6,065	6,006
Dividends declared per common share	$1.02	$0.90	$0.80
Comprehensive income:
Net income	$23,134	$18,441	$19,771
Other comprehensive income
Change in net unrealized gain or loss on available-for-sale securities	(5,658)	(1,420)	2,939
Reclassification adjustment for (gains) losses on available-for-sale securities included in net income	(394)	(6)	24
Net change in unrealized gain or loss on available-for-sale securities, before tax	(6,052)	(1,426)	2,963
Deferred tax (benefit) expense	(2,566)	(531)	1,203
Other comprehensive (loss) income, net of tax	(3,486)	(895)	1,760
Comprehensive income	$19,648	$17,546	$21,531
The accompanying notes are an integral part of these consolidated financial statements.

Page-49

BANK OF MARIN BANCORP CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
Years ended December 31, 2016, 2015 and 2014

(in thousands, except share data)	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Taxes	Total
	Shares	Amount
Balance at December 31, 2013	5,877,524	$80,095	$101,464	$(672)	$180,887
Net income	—	—	19,771	—	19,771
Other comprehensive income	—	—	—	1,760	1,760
Stock options exercised	49,415	1,452	—	—	1,452
Excess tax benefit - stock-based compensation	—	172	—	—	172
Stock issued under employee stock purchase plan	521	23	—	—	23
Restricted stock granted	8,523	—	—	—	—
Restricted stock forfeited / cancelled	(2,067)	—	—	—	—
Stock-based compensation - stock options	—	200	—	—	200
Stock-based compensation - restricted stock	—	246	—	—	246
Cash dividends paid on common stock	—	—	(4,733)	—	(4,733)
Stock purchased by directors under director stock plan	260	12	—	—	12
Stock issued in payment of director fees	5,306	236	—	—	236
Balance at December 31, 2014	5,939,482	$82,436	$116,502	$1,088	$200,026
Net income	—	—	18,441	—	18,441
Other comprehensive loss	—	—	—	(895)	(895)
Stock options exercised	37,071	1,139	—	—	1,139
Excess tax benefit - stock-based compensation	—	212	—	—	212
Stock issued under employee stock purchase plan	339	17	—	—	17
Restricted stock granted	15,970	—	—	—	—
Restricted stock forfeited / cancelled	(450)	—	—	—	—
Stock-based compensation - stock options	—	252	—	—	252
Stock-based compensation - restricted stock	—	384	—	—	384
Cash dividends paid on common stock	—	—	(5,390)	—	(5,390)
Stock purchased by directors under director stock plan	245	12	—	—	12
Stock issued in payment of director fees	5,295	275	—	—	275
Stock issued from exercise of warrants	70,591	—	—	—	—
Balance at December 31, 2015	6,068,543	$84,727	$129,553	$193	$214,473
Net income	—	—	23,134	—	23,134
Other comprehensive loss	—	—	—	(3,486)	(3,486)
Stock options exercised	36,117	1,227	—	—	1,227
Excess tax benefit - stock-based compensation	—	161	—	—	161
Stock issued under employee stock purchase plan	621	32	—	—	32
Restricted stock granted	16,910	—	—	—	—
Stock-based compensation - stock options	—	347	—	—	347
Stock-based compensation - restricted stock	—	638	—	—	638
Cash dividends paid on common stock	—	—	(6,223)	—	(6,223)
Stock purchased by directors under director stock plan	516	26	—	—	26
Stock issued in payment of director fees	4,607	234	—	—	234
Balance at December 31, 2016	6,127,314	$87,392	$146,464	$(3,293)	$230,563

The accompanying notes are an integral part of these consolidated financial statements.

Page-50

BANK OF MARIN BANCORP CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2016, 2015 and 2014

(in thousands)	2016	2015	2014
Cash Flows from Operating Activities:
Net income	$23,134	$18,441	$19,771
Adjustments to reconcile net income to net cash provided by operating activities:
(Reversal of) provision for loan losses	(1,850)	500	750
Provision for (reversal of) losses on off-balance sheet commitments	150	(263)	334
Compensation expense--common stock for director fees	180	274	270
Stock-based compensation expense	985	636	446
Excess tax benefits from exercised stock options	(161)	(187)	(118)
Amortization of core deposit intangible	533	619	771
Amortization of investment security premiums, net of accretion of discounts	3,212	2,825	2,759
Accretion of discount on acquired loans	(1,775)	(1,883)	(3,906)
Accretion of discount on subordinated debentures	191	210	216
Net amortization of deferred loan origination costs/fees	114	(281)	(463)
Write-down of other real estate owned	13	40	—
Gain on sale of investment securities	(425)	(79)	(93)
Other-than-temporary impairment on securities available-for-sale	—	—	13
Depreciation and amortization	1,822	1,968	1,585
Loss on disposal of premises and equipment	3	4	—
Earnings on bank owned life insurance policies	(844)	(814)	(841)
Net change in operating assets and liabilities:
Interest receivable	324	(734)	(143)
Interest payable	(53)	(26)	(40)
Deferred rent and other rent-related expenses	(254)	(4)	160
Other assets	257	1,081	(184)
Other liabilities	(110)	1,355	(2,430)
Net cash provided by operating activities	25,446	23,682	18,857
Cash Flows from Investing Activities:
Purchase of held-to-maturity securities	(2,424)	(2,375)	—
Purchase of available-for-sale securities	(161,374)	(287,144)	(18,206)
Proceeds from sale of available-for-sale securities	68,673	2,099	2,436
Proceeds from sale of held-to-maturity securities	1,265	1,015	2,146
Proceeds from paydowns/maturities of held-to-maturity securities	25,779	47,181	16,793
Proceeds from paydowns/maturities of available-for-sale securities	129,669	64,839	46,371
Loans originated and principal collected, net	(32,005)	(88,123)	(88,872)
Purchase of bank owned life insurance policies	(2,133)	—	—
Purchase of premises and equipment	(1,040)	(1,418)	(2,334)
Proceeds from sale of loan	—	1,502	—
Purchase of Federal Home Loan Bank stock	(1,791)	(136)	(492)
Cash paid for low income housing investment	(301)	(718)	(494)
Net cash provided by (used in) investing activities	24,318	(263,278)	(42,652)
Cash Flows from Financing Activities:
Net increase (decrease) in deposits	44,474	176,607	(35,483)
Proceeds from stock options exercised	1,227	1,139	1,452
Federal Home Loan Bank (repayments) borrowings	(67,000)	52,000	—
Cash dividends paid on common stock	(6,223)	(5,390)	(4,733)
Proceeds from stock issued under employee and director stock purchase plans	58	29	35
Excess tax benefits from exercised stock options	161	187	118
Net cash (used in) provided by financing activities	(27,303)	224,572	(38,611)
Net increase (decrease) in cash and cash equivalents	22,461	(15,024)	(62,406)
Cash and cash equivalents at beginning of period	26,343	41,367	103,773
Cash and cash equivalents at end of period	$48,804	$26,343	$41,367
Supplemental disclosure of cash flow items, non-cash investing and financing activities:
Cash paid in interest	$2,131	$2,066	$2,185
Cash paid in income taxes	$13,365	$9,068	$11,290
Change in unrealized gain on available-for-sale securities	$(6,052)	$(1,426)	$2,963
Stock issued in payment of director fees	$234	$275	$236
Subscription in low income housing tax credit investment	$—	$1,023	$1,000
Securities transferred from available-for-sale to held-to-maturity	$—	$—	$14,297
Transfer of loan to loans held-for-sale at fair value	$—	$1,502	$—
The accompanying notes are an integral part of these consolidated financial statements.

Page-51

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1:  Summary of Significant Accounting Policies

Basis of Presentation: The consolidated financial statements include the accounts of Bank of Marin Bancorp (“Bancorp”), a bank holding company, and its wholly-owned bank subsidiary, Bank of Marin (the “Bank”), a California state-chartered commercial bank. References to “we,” “our,” “us” mean the holding company and the Bank that are consolidated for financial reporting purposes. All material intercompany transactions have been eliminated. We have evaluated subsequent events through the date of filing with the Securities and Exchange Commission (“SEC”) and have determined that there are no subsequent events that require additional recognition or disclosure, except for the transfer of certain investment securities from the available-for-sale category to held-to-maturity as discussed in Note 2, Investment Securities, herein.

The NorCal Community Bancorp Trusts I and II, respectively (the "Trusts"), were formed for the sole purpose of issuing trust preferred securities. Bancorp is not considered the primary beneficiary of the Trusts (variable interest entities), therefore the Trusts are not consolidated in our consolidated financial statements, but rather the subordinated debentures are shown as a liability on our consolidated statements of condition (See Note 7, Borrowings). Bancorp's investment in the securities of the Trusts is accounted for under the equity method and is included in interest receivable and other assets on the consolidated statements of condition.

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

Investment Securities are classified as "held-to-maturity," "trading securities" or "available-for-sale." Investments classified as held-to-maturity are those that we have the ability and intent to hold until maturity and are reported at cost, adjusted for the amortization or accretion of premiums or discounts. Investments held for resale in anticipation of short-term market movements are classified as trading securities and are reported at fair value, with unrealized gains and losses included in earnings. Investments that are neither held-to-maturity nor trading are classified as available-for-sale and are reported at fair value. Unrealized gains and losses for available-for-sale securities, net of related tax, are reported as a separate component of comprehensive income and included in stockholders' equity until realized. For discussion of our methodology in determining fair value, see Note 9, Fair Value of Assets and Liabilities.

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

Page-52

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

Originated Loans are reported at the principal amount outstanding net of deferred fees (costs), charge-offs and the allowance for loan losses (“ALLL”). Interest income is accrued daily using the simple interest method. Loans are placed on non-accrual status when Management believes that there is doubt as to the collection of principal or interest, generally when they become contractually past due by ninety days or more with respect to principal or interest, except for loans that are well-secured and in the process of collection. When loans are placed on non-accrual status, any accrued but uncollected interest is reversed from current-period interest income. Non-accrual loans may be returned to accrual status when one of the following occurs:

•
The borrower has resumed paying the full amount of the principal and interest and we are satisfied with the borrower's financial position. In order to meet this test, we must have received repayment of all past due principal and interest unless the amounts contractually due are reasonably assured of repayment within a reasonable period of time, and there has been a sustained period of repayment performance (generally, six consecutive monthly payments), according to the original contractual terms or modified terms for loans whose contractual terms have been restructured in a manner which grants a concession to a borrower experiencing financial difficulties (“troubled debt restructuring”).

•	The loan has become well secured and is in the process of collection.

Loan origination fees and commitment fees, offset by certain direct loan origination costs, are deferred and amortized as yield adjustments over the contractual lives of the related loans.

Loan Charge-Off Policy: For all loan types excluding overdraft accounts, we generally make a charge-off determination at or before 90 days past due. A collateral-dependent loan is partially charged down to the fair value of collateral securing it if: (1) it is deemed uncollectable, or (2) it has been classified as a loss by either our internal loan review process or external examiners. A non-collateral-dependent loan is partially charged down to its net realizable value under the same circumstances. Overdraft accounts are generally charged off when they exceed 60 days past due.

Acquired Loans: Acquired loans are recorded at their estimated fair values at acquisition date in accordance with ASC 805 Business Combinations, factoring in credit losses expected to be incurred over the life of the loan. Accordingly, an allowance for loan losses is not carried over or recorded for acquired loans as of the acquisition date.

We estimated the fair value of acquired loans at the acquisition date based on a discounted cash flow methodology that considered factors including the type of loan and related collateral, risk classification, fixed or variable interest rate, term of loan, whether or not the loan was amortizing, and current discount rates. Loans, except for purchased credit impaired ("PCI") loans, were grouped together according to similar risk characteristics and treated in the aggregate when applying various valuation techniques. Expected cash flows incorporated our best estimate of key assumptions at the time, such as property values, default rates, loss severity and prepayment speeds. Discount rates were based on market rates for new originations of comparable loans, where available, and included adjustments for liquidity

Page-53

factors. To the extent comparable market rates were not readily available, a discount rate was derived based on the assumptions of market participants' cost of funds, servicing costs and return requirements for comparable risk assets. In either case, the discount rate did not include a factor for credit losses, as that had been considered in estimating the cash flows. The process of calculating fair values of acquired loans, including estimates of losses expected to be incurred over the estimated remaining lives of the loans at acquisition date and ongoing updates to Management's expectation of future cash flows, requires significant subjective judgments and assumptions. The economic environment and lack of market liquidity and transparency are factors that have influenced, and may continue to affect, these assumptions and estimates.

We acquired loans with evidence of significant credit quality deterioration subsequent to their origination and for which it was probable, at acquisition, that we would be unable to collect all contractually required payments. Management applied significant subjective judgment in determining which loans were PCI loans. Evidence of credit quality deterioration as of the purchase date may include data such as past due and nonaccrual status, risk grades and charge-off history. Revolving credit agreements (e.g., home equity lines of credit and revolving commercial loans) where the borrower had revolving rights at acquisition date were not considered PCI loans because the timing and amount of cash flows could not be reasonably estimated.

The difference between the undiscounted expected cash flows expected to be collected and the fair value at acquisition date ("accretable difference") is accreted into interest income at a level yield of return over the estimated remaining life of the PCI loan, provided that the timing and amount of future cash flows is reasonably estimable. The accretable yield is affected by:

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

The cash flows expected to be collected are updated each quarter based on current assumptions regarding default rates, loss severities, and other factors that are reflective of current financial conditions of the borrowers and the market conditions. Probable decreases in expected cash flows after acquisition result in impairment recorded as a specific allowance for loan losses or a charge-off to the allowance. Impairment is calculated as the present value of the expected future cash flows on the PCI loan, discounted at the loan's effective interest rate implicit in the loan.

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

For further information regarding our acquired loans, see Note 3, Loans and Allowance for Loan Losses.

Page-54

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

The overall allowance consists of 1) specific allowances for individually identified impaired loans ("ASC 310-10") and 2) general allowances for pools of loans ("ASC 450-20"), which incorporate quantitative (e.g., historical loan loss rates) and qualitative risk factors (e.g., portfolio growth and trends, credit concentrations, economic and regulatory factors, etc.).

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

The second component is an estimate of the probable inherent losses in each loan pool with similar characteristics. This analysis encompasses the entire loan portfolio, excluding individually identified impaired loans and acquired loans whose purchase discount has not been fully accreted. Under our allowance model, loans are evaluated on a pool basis by federal regulatory reporting codes ("CALL codes" or "segments"), which are further delineated by assigned credit risk ratings, as described in Note 3, Loans and Allowance for Loan Losses. Segments include the following:

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

Page-55

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

Beginning with the quarter ended March 31, 2016, Management enhanced its methodology for determining the quantitative and qualitative risk factors assigned to unimpaired loans in order to capture historical loss information at the loan level, track loss migration through risk grade deterioration, increase efficiencies related to performing the calculations, and refine how we incorporate environmental and other unique risk elements into our estimation of credit losses. The changes in methodology did not result in a material difference in general allowances. Prior to March 31, 2016, under the Bank's allowance model, each segment was assigned a quantitative loss factor that was primarily based on a rolling twenty-quarter look-back at our historical losses for that particular segment, as well as a number of other assumptions. Under the current methodology, the quantitative risk factor for each segment utilizes the greater of either the historical loss method based on a rolling twenty-four-quarter look-back period or migration analysis loss method based on loss history beginning March 2010.

Under the historical loss method, quarterly loss rates are calculated for each segment by dividing annualized net charge-offs during each quarter by the quarter's average segment balances. The quarterly loss rates are averaged over the entire loss history period. Under the migration analysis method, loss rates are calculated at the risk grade and segment levels by dividing the net charge-off amount by the total segment balance at the beginning of each migration period where the charged-off loan in question was present. Migration loss rates are averaged for each risk grade and segment for the entire loss history period. For each segment, the loss rates that result in the larger of the migration loss reserves or segment historical loss reserves are applied to the current loan balances. Qualitative factors are combined with these quantitative factors at the segment level to arrive at the overall general allowances.

We establish specific allowances to account for credit deterioration for probable decreases in cash flows for PCI loans subsequent to acquisition. The estimated cash flows expected to be collected on PCI loans is updated quarterly and requires the use of key assumptions and estimates based on factors such as the current economic environment, changes in collateral values, loan workout plans, changes in the probability of default, loss severities, and prepayments. Probable decreases in expected cash flows after acquisition result in impairment recorded as a specific allowance for loan losses or a charge-off to the allowance. Impairment is calculated as the present value of the expected future cash flows on the PCI loan, discounted at the loan's effective interest rate implicit in the loan.

While we believe we use the best information available to determine the allowance for loan losses, our results of operations could be significantly affected if circumstances differ substantially from the assumptions used in determining the allowance. A decline in local and national economic conditions, or significant changes in other assumptions, could result in a material increase in the allowance for loan losses and may adversely affect our financial condition and results of operations. In addition, the determination of the amount of the allowance for loan losses is subject to review by bank regulators as part of their routine examination process, which may result in the establishment of additional allowance for loan losses based upon their judgment of information available to them at the time of their examination.

For further information regarding the allowance for loan losses, see Note 3, Loans and Allowance for Loan Losses.

Allowance for Losses on Off-Balance Sheet Commitments: We make commitments to extend credit to meet the financing needs of our customers in the form of loans or standby letters of credit. We are exposed to credit loss in the event that a decline in credit quality of the borrower leads to nonperformance. We record an allowance for losses on these off-balance sheet commitments based on estimates of probability that these commitments will be drawn upon according to our historical utilization experience on different types of commitments and expected loss severity. This allowance is included in interest payable and other liabilities on the consolidated statements of condition.

Page-56

Transfers of Financial Assets: We have entered into certain participation agreements with other organizations. We account for these transfers of financial assets as sales when control over the transferred financial assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets and liabilities have been isolated from us, (2) the transferee has the right to pledge or exchange the assets (or beneficial interests) it received, free of conditions that constrain it from taking advantage of that right, beyond a trivial benefit and (3) we do not maintain effective control over the transferred financial assets or third-party beneficial interests related to those transferred assets. No gain or loss has been recognized by us on the sale of these participation interests in 2016, 2015 and 2014.

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

Goodwill and Other Intangible Assets: Goodwill is determined as the excess of the fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill that arises from a business combination is periodically evaluated for impairment at the reporting unit level, at least annually. Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values. Core deposit intangible represents the estimated future benefit of deposits related to an acquisition and is booked separately from the related deposits and evaluated periodically for impairment. The core deposit intangible asset is amortized on an accelerated method over its estimated useful life of ten years. At December 31, 2016, the future estimated amortization expense is as follows:

(in thousands)	2017	2018	2019	2020	2021	Thereafter	Total
Core deposit intangible amortization	$472	$413	$388	$365	$343	$599	$2,580

We make a qualitative assessment of whether it is more likely than not that the fair value of a reporting unit where goodwill is assigned is less than its carrying amount before applying a two-step goodwill impairment test. If we conclude that it is more likely than not that the fair value is more than its carrying amount, we do not perform the two-step impairment test. Goodwill is tested for impairment on an interim basis if circumstances change or an event occurs between annual tests that would more likely than not reduce the fair value of the reporting unit below its carrying amount. The qualitative assessment includes adverse events or circumstances identified that could negatively affect the reporting units’ fair value as well as positive and mitigating events. Such indicators may include, among others, a significant change in legal factors or in the general business climate, significant change in our stock price and market capitalization, unanticipated competition, and an action or assessment by a regulator.

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

Page-57

Revenues and expenses associated with OREO, and subsequent adjustments to the fair value of the property and to the estimated costs of disposal, are realized and reported as a component of non-interest income and expense when incurred.

Bank Owned Life Insurance ("BOLI"): The Bank owns life insurance policies on certain key current and former officers. BOLI is recorded in interest receivable and other assets on the consolidated statements of condition at the amount that can be realized under the insurance contract at the period end, which is the cash surrender value adjusted for other charges or amounts due that are probable at settlement.

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

Employee Stock Ownership Plan (“ESOP”): We recognize compensation cost of the ESOP contribution when funds become committed for the purchase of Bancorp's common shares into the ESOP in the year in which the employees render service entitling them to the contribution. If we contribute stock, the compensation cost is the fair value of the shares when they are committed to be released, i.e. when the number of shares becomes known. During 2016, 2015 and 2014, the Bank made only cash contributions to the ESOP without leveraging.

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

Page-58

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

(in thousands, except per share data)	2016	2015	2014
Weighted average basic shares outstanding	6,073	5,966	5,893
Potentially dilutive common shares related to:
Stock options	34	41	43
Unvested restricted stock awards	8	5	5
Warrant	—	53	65
Weighted average diluted shares outstanding	6,115	6,065	6,006
Net income	$23,134	$18,441	$19,771
Basic EPS	$3.81	$3.09	$3.35
Diluted EPS	$3.78	$3.04	$3.29
Weighted average anti-dilutive shares not included in the calculation of diluted EPS	64	36	45

Share-Based Compensation: All share-based payments, including stock options and restricted stock, are recognized as stock-based compensation expense in the statements of comprehensive income based on the grant-date fair value of the award with a corresponding increase in common stock. The grant-date fair value of the award is amortized on a straight-line basis over the requisite service period, which is generally the vesting period. The stock-based compensation expense excludes stock grants to directors as compensation for their services, which are recognized as director expenses separately based on the grant-date value of the stock. See Note 8, Stockholders' Equity and Stock Option Plans for further discussion.

We determine fair value of stock options at the grant date using a Black-Scholes pricing model that takes into account the stock price at the grant date, the exercise price, the expected life of the option, the volatility of the underlying stock, the expected dividend yield and the risk-free interest rate over the expected life of the option. The expected term of options granted is derived from historical data on employee exercises and post-vesting employment termination behavior. The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. Expected volatility is based on the historical volatility of the common stock over the most recent period that is generally commensurate with the expected life of the options. In addition, we estimate forfeitures based on historical forfeiture experience and expense is recognized only for those shares expected to vest. The Black-Scholes option valuation model requires the input of highly subjective assumptions, including the expected life of the stock-based award and stock price volatility. The assumptions used represent Management's best estimates based on historical information, but these estimates involve inherent uncertainties and the application of Management's judgment. As a result, if other assumptions had been used, the recorded stock-based compensation expense could

Page-59

have been materially different from that recorded in the consolidated financial statements. The fair value of restricted stock is based on the stock price on grant date.

Derivative Financial Instruments and Hedging Activities - Fair Value Hedges: All of our interest rate swap contracts are designated and qualified as fair value hedges. The terms of our interest rate swap contracts are closely aligned to the terms of the designated fixed-rate loans. The hedging relationships are tested for effectiveness on a quarterly basis. The interest rate swaps are carried on the consolidated statements of condition at their fair value in other assets (when the fair value is positive) or in other liabilities (when the fair value is negative). The changes in the fair value of the interest rate swaps are recorded in interest income. The unrealized gains or losses due to changes in fair value of the hedged fixed-rate loans are recorded as an adjustment to the hedged loans and offset in interest income. For derivative instruments executed with the same counterparty under a master netting arrangement, we do not offset fair value amounts of interest rate swaps in liability position with the ones in asset position.

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

The net effect of the change in fair value of interest rate swaps, the amortization of the yield maintenance agreement and the change in the fair value of the hedged loans result in an insignificant amount of hedge ineffectiveness recognized in interest income. For further detail, see Note 14, Derivative Financial Instruments and Hedging Activities.

Advertising Costs are expensed as incurred. For the years ended December 31, 2016, 2015, and 2014, advertising costs totaled $565 thousand, $334 thousand, and $400 thousand, respectively.

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

For detailed information on our use of fair value measurements and our related valuation methodologies, see Note 9, Fair Value of Assets and Liabilities.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent amounts of revenues and expenses during the reporting

Page-60

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

Recently Adopted and Issued Accounting Standards

In April 2015, the FASB issued ASU No. 2015-05, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40) Customer's Accounting for Fees Paid in a Cloud Computing Arrangement. This ASU was further clarified in December 2015 by ASU No. 2015-19, Technical Corrections and Improvements. These amendments provide guidance about a customer's accounting for fees paid in a cloud computing arrangement. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement as an intangible asset. If a cloud computing arrangement does not include a software license, then the customer should account for the arrangement as a service contract. The two criteria that must be met to be considered a software license are: 1) the customer has the contractual right to take possession of the software at any time during the hosting period without significant penalty; and 2) it is feasible for the customer to either run the software on its own hardware or contract with another party unrelated to the vendor to host the software. We adopted the accounting standards on a prospective basis during the first quarter of 2016 with no material impact on our financial condition or results of operations.

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

•
December 2016 ASU No. 2016-20 - Technical Corrections and Improvements to Topic 606, further clarifies specific aspects of previously issued guidance or corrects unintended application of the guidance.

Our revenue is mainly comprised of net interest income on financial assets and financial liabilities, which is explicitly excluded from the scope of ASU 2014-09. While the recognition of certain revenue arrangements of components of our non-interest income may be affected by the ASU, we do not expect it to have a material impact on our financial condition and results of operations.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments in this ASU make improvements to accounting standards related to financial instruments, including the following:

•
Requires equity investments, except for those accounted for under the equity method of accounting or those that result in consolidation of the investee, to be measured at fair value with changes in fair value recognized

Page-61

in net income. However, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer.

•
Simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. When impairment exists, an entity is required to measure the investment at fair value.

•
Eliminates the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is currently required to be disclosed for financial instruments measured at amortized cost on the balance sheet.

•	Requires public companies to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes.

•
Requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e., securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements.

•	Clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity's other deferred tax assets.

ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. This ASU may affect our financial statement presentation and related footnotes, but we do not expect it to have a material impact on our financial condition or results of operations.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The amendments in this ASU intend to increase transparency and comparability among organizations by recognizing an asset, which represents the right to use the asset for the lease term, and a lease liability, which is a lessee's obligation to make lease payments measured on a discounted basis. This ASU generally applies to leasing arrangements exceeding a twelve month term. ASU 2016-02 is effective for annual periods, including interim periods within those annual periods beginning after December 15, 2018 and requires a modified retrospective method of adoption. Early application of the amendments is permitted. We intend to adopt this ASU during the first quarter of 2019, as required, and are currently evaluating accounting solutions. As of December 31, 2016, our undiscounted operating lease obligations that were off-balance sheet totaled $21.1 million (See Note 12, Commitments and Contingencies). Upon adoption of this ASU, the present values of leases currently classified as operating leases will be recognized as lease assets and liabilities on our balance sheet. Additional disclosures of key information about our leasing arrangements will also be required. We do not expect the ASU will have a material impact on our capital ratios or return on average assets when adopted and we are currently evaluating the effect the ASU will have on other components of our financial condition and results of operations.

In March 2016, the FASB issued ASU No. 2016-05, Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships. A contract novation refers to replacing one of the parties to a derivative instrument with a new party. This ASU clarifies that a change in counterparty in a derivative instrument does not, in and of itself, require dedesignation of that hedging relationship and therefore discontinue the application of hedge accounting. ASU 2016-05 is effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. We have evaluated the requirements of this ASU and have determined that it will not have a material impact on our financial condition or results of operations upon adoption in the first quarter of 2017.

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This ASU identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, forfeiture accounting, and classifications on the statement of cash flows. ASU 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. We have implemented the requirements of this ASU and have elected to change our accounting policy to recognize forfeitures as they occur starting January 1, 2017, which might cause earnings volatility in the future if there are material forfeitures. ASU 2016-09 also requires that all income tax effects related to settlements of share-based payment awards be reported in earnings as an increase (or decrease) to income tax expense. Previously, income tax benefits at settlement of an award were reported as an increase (or decrease) to stockholders' equity to the extent that those

Page-62

benefits were greater than (or less than) the income tax benefits recognized in earnings during the award's vesting period. The requirement to report those income tax effects in earnings will be applied to settlements occurring on or after January 1, 2017. These changes and those of the remaining provisions of ASU 2016-09 are not expected to have significant impact on our financial condition and results of operations.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. Under the new guidance, entities will be required to measure expected credit losses by utilizing forward-looking information to assess an entity's allowance for credit losses. The measurement of expected credit losses is based on historical experience, current conditions and reasonable and supportable forecasts that affect the collectability of a credit over its remaining life. In addition, the ASU amends the accounting for potential credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. As discussed previously under Allowance For Loan Losses, Management refined our allowance for loan loss model in 2016 and enhanced our loan-level data collection and methodology for analyzing credit losses in preparation for the new accounting standards. We will continue our evaluation of the provisions of this ASU and will be monitoring developments, additional guidance and the potential outcome the amendments will have on our financial condition and results of operations upon adoption in the first quarter of 2020.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This ASU provides guidance on how to present and classify eight specific cash flow topics in the statement of cash flows. The ASU is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The amendments should be applied using a retrospective transition method to each period presented, if practical. This ASU may affect our financial statement presentation, but we do not expect it to have a material impact on our financial condition, statements of cash flows, or results of operations.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The amendments are intended to help companies evaluate whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses and provide a more robust framework to use in determining when a set of assets and activities is a business. The amendments are effective for annual periods after December 31, 2017, including interim periods within those periods. We will consider these amendments in our evaluation of the accounting for any future business acquisitions or disposals of assets, upon adoption in first quarter of 2018.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This amendment simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test, which would measure a goodwill impairment loss by comparing the implied fair value of goodwill with the carrying amount of that goodwill. Instead, an entity will perform only Step 1 of its quantitative goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount, and then recognizing an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value. The loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The new guidance does not amend the optional qualitative assessment of goodwill impairment, which Bancorp currently uses. The ASU is effective for fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We anticipate that this ASU will simplify our evaluation of the impairment of goodwill and do not expect it to have a material impact on our financial condition and results of operations.

Note 2:  Investment Securities

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

Page-63

	December 31, 2016				December 31, 2015
	Amortized	Fair	Gross Unrealized		Amortized	Fair	Gross Unrealized
(in thousands)	Cost	Value	Gains	(Losses)	Cost	Value	Gains	(Losses)
Held-to-maturity:
Obligations of state and political subdivisions	$30,856	$31,544	$694	$(6)	$42,919	$44,146	$1,246	$(19)
Corporate bonds	3,519	3,518	—	(1)	15,072	15,098	42	(16)
MBS pass-through securities issued by FHLMC and FNMA	10,063	10,035	126	(154)	11,646	11,810	171	(7)
Total held-to-maturity	44,438	45,097	820	(161)	69,637	71,054	1,459	(42)
Available-for-sale:
Securities of U.S. government agencies:
MBS pass-through securities issued by FHLMC and FNMA	193,998	190,566	145	(3,577)	138,222	138,462	694	(454)
CMOs issued by FNMA	13,790	13,772	91	(109)	18,266	18,219	97	(144)
CMOs issued by FHLMC	43,452	42,758	37	(731)	22,889	22,932	82	(39)
CMOs issued by GNMA	6,844	6,945	102	(1)	10,326	10,480	169	(15)
Debentures of government- sponsored agencies	35,486	35,403	7	(90)	161,690	160,892	28	(826)
Privately issued CMOs	419	419	1	(1)	3,960	4,150	190	—
Obligations of state and political subdivisions	79,306	77,701	135	(1,740)	57,110	57,673	580	(17)
Corporate bonds	4,959	5,016	57	—	4,947	4,979	43	(11)
Total available-for-sale	378,254	372,580	575	(6,249)	417,410	417,787	1,883	(1,506)
Total investment securities	$422,692	$417,677	$1,395	$(6,410)	$487,047	$488,841	$3,342	$(1,548)

The amortized cost and fair value of investment debt securities by contractual maturity at December 31, 2016 are shown below. Expected maturities may differ from contractual maturities if the issuers of the securities have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2016				December 31, 2015
	Held-to-Maturity		Available-for-Sale		Held-to-Maturity		Available-for-Sale
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$13,473	$13,506	$20,136	$20,109	$18,853	$18,920	$12,135	$12,176
After one but within five years	16,706	17,150	58,334	58,267	31,677	32,360	188,007	187,326
After five years through ten years	3,000	3,125	113,576	110,842	8,580	8,969	64,899	64,999
After ten years	11,259	11,316	186,208	183,362	10,527	10,805	152,369	153,286
Total	$44,438	$45,097	$378,254	$372,580	$69,637	$71,054	$417,410	$417,787

Sales of investment securities and gross gains and losses are shown in the following table. The sales of the held-to-maturity securities were due to evidence of significant deterioration of the issuers' creditworthiness since purchase.

(in thousands)	2016	2015	2014
Available-for-sale:
Sales proceeds	$68,673	$2,099	$2,436
Gross realized gains	$458	$7	$4
Gross realized losses	$(64)	$(1)	$(28)
Held-to-maturity:
Sales proceeds	$1,265	$1,015	$2,146
Gross realized gains	$32	$73	$104
Gross realized losses	$—	$—	$—

Page-64

Investment securities carried at $109.1 million and $87.9 million at December 31, 2016 and 2015, respectively, were pledged with the State of California: $108.3 million million and $87.1 million to secure public deposits in compliance with the Local Agency Security Program at December 31, 2016 and 2015, respectively, and $822 thousand and $840 thousand to provide collateral for trust deposits. In addition, investment securities carried at $2.1 million and $1.1 million were pledged to collateralize a Wealth Management and Trust Services (“WMTS”) checking account at December 31, 2016 and 2015, respectively.

As part of our ongoing review of our investment securities portfolio, we reassessed the classification of certain MBS pass-through and CMOs securities issued by FHLMC and FNMA. Effective February 24, 2017, we transferred $129 million of these securities, which we intend and have the ability to hold to maturity, from available-for-sale securities to held-to-maturity at fair value. The unrealized pre-tax loss of $3.0 million at the date of transfer remained in accumulated other comprehensive income and is amortized over the remaining lives of the securities.

Other-Than-Temporarily Impaired ("OTTI") Debt Securities

We have evaluated the credit of our investment securities and their issuers and/or insurers. Based on our evaluation, Management has determined that no investment security in our investment portfolio is other-than-temporarily impaired as of December 31, 2016. We do not have the intent, and it is more likely than not that we will not have to sell the remaining securities temporarily impaired at December 31, 2016 before recovery of the amortized cost basis.

One hundred thirty-four and fifty-four investment securities were in unrealized loss positions at December 31, 2016 and 2015, respectively. Those securities are summarized and classified according to the duration of the loss period in the tables below:

December 31, 2016	< 12 continuous months		≥ 12 continuous months		Total securities in a loss position
(in thousands)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
Held-to-maturity:
MBS pass-through securities issued by FHLMC and FNMA	$2,250	$(154)			$2,250	$(154)
Obligations of state and political subdivisions	3,362	(6)			3,362	(6)
Corporate bonds	3,518	(1)			3,518	(1)
Total held-to-maturity	9,130	(161)	—	—	9,130	(161)
Available-for-sale:
MBS pass-through securities issued by FHLMC and FNMA	162,016	(3,577)			162,016	(3,577)
CMOs issued by FNMA	9,498	(109)			9,498	(109)
CMOs issued by FHLMC	31,545	(731)			31,545	(731)
CMOs issued by GNMA	1,583	(1)			1,583	(1)
Debentures of government- sponsored agencies	19,951	(38)	9,946	(52)	29,897	(90)
Obligations of state and political subdivisions	59,567	(1,740)			59,567	(1,740)
Privately issued CMO's	154	(1)			154	(1)
Total available-for-sale	284,314	(6,197)	9,946	(52)	294,260	(6,249)
Total temporarily impaired securities	$293,444	$(6,358)	$9,946	$(52)	$303,390	$(6,410)

Page-65

December 31, 2015	< 12 continuous months		> 12 continuous months		Total securities in a loss position
(in thousands)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
Held-to-maturity:
MBS pass-through securities issued by FHLMC and FNMA	$2,332	$(7)	$—	$—	$2,332	$(7)
Obligations of state and political subdivisions	8,297	(19)	—	—	8,297	(19)
Corporate bonds	3,523	(15)	1,999	(1)	5,522	(16)
Total held-to-maturity	14,152	(41)	1,999	(1)	16,151	(42)
Available-for-sale:
MBS pass-through securities issued by FHLMC and FNMA	68,809	(454)	—	—	68,809	(454)
CMOs issued by FNMA	9,277	(80)	3,158	(64)	12,435	(144)
CMOs issued by FHLMC	—	—	1,989	(39)	1,989	(39)
CMOs issued by GNMA	164	—	2,374	(15)	2,538	(15)
Debentures of government- sponsored agencies	136,064	(713)	9,887	(113)	145,951	(826)
Obligations of state and political subdivisions	4,557	(15)	579	(2)	5,136	(17)
Corporate bonds	2,986	(11)	—	—	2,986	(11)
Total available-for-sale	221,857	(1,273)	17,987	(233)	239,844	(1,506)
Total temporarily impaired securities	$236,009	$(1,314)	$19,986	$(234)	$255,995	$(1,548)

As of December 31, 2016, there was one debenture of government-sponsored agency security that had been in a continuous loss position for twelve months or more. We have evaluated it and believe that the decline in fair value is primarily driven by factors other than credit. It is probable that we will be able to collect all amounts due according to the contractual terms as it is supported by the U.S. Federal Government, which protects us from credit losses. Based upon our assessment of the credit fundamentals, we concluded that this security was not other-than-temporarily impaired at December 31, 2016.

One hundred thirty-three investment securities in our portfolio were in a temporary loss position for less than twelve months as of December 31, 2016, and their temporary loss positions mainly arose from changes in interest rates since purchase. They consisted of eighty-six obligations of U.S. state and political subdivisions, one corporate bond, thirty-one MBS securities, thirteen CMOs, one privately issued CMO and one debenture of government-sponsored agencies. The MBS, CMOs and debentures issued by government-sponsored agencies are supported by the U.S. Federal Government, which protects us from credit losses. Other temporarily impaired securities are deemed creditworthy after internal analysis of the issuers' latest financial information and credit enhancement. Additionally, all are rated as investment grade by at least one major rating agency. As a result of this impairment analysis, we concluded that these securities were not other-than-temporarily impaired at December 31, 2016.

Non-Marketable Securities

As a member of the FHLB, we are required to maintain a minimum investment in FHLB capital stock determined by the Board of Directors of the FHLB. The minimum investment requirements can increase in the event we increase our total asset size or borrowings with the FHLB. Shares cannot be purchased or sold except between the FHLB and its members at the $100 per share par value. We held $10.2 million and $8.4 million of FHLB stock recorded at cost in other assets on the consolidated statements of condition at December 31, 2016 and 2015, respectively. The carrying amounts of these investments are reasonable estimates of fair value because the securities are restricted to member banks and they do not have a readily determinable market value. Management does not believe that the FHLB stock is other-than-temporarily-impaired, due to FHLB's current financial position. On February 21, 2017, FHLB announced a cash dividend for the fourth quarter of 2016 at an annualized dividend rate of 9.08%to be distributed in mid-March 2017. Cash dividends paid on FHLB capital stock are recorded as non-interest income.

Page-66

As a member bank of Visa U.S.A., we hold 16,939 shares of Visa Inc. Class B common stock with a carrying value of zero, which is equal to our cost basis. These shares are restricted from resale until their conversion into Class A (voting) shares upon the termination of Visa Inc.'s Covered Litigation escrow account. As a result of the restriction, these shares are not considered available-for-sale and are not carried at fair value. When converting this Class B common stock to Class A common stock under the conversion rate of 1.6483, as of the latest SEC Form 10-Q filed by Visa, Inc. on February 2, 2017, and the closing stock price of Class A shares, the value of our shares of Class B common stock would have been $2.2 million at both December 31, 2016 and 2015. The conversion rate is subject to further reduction upon the final settlement of the covered litigation against Visa Inc. and its member banks. See Note 12, Commitments and Contingencies herein.

We invest in low income housing tax credit funds as a limited partner, which totaled $2.5 million and $2.7 million recorded in other assets as of December 31, 2016 and 2015, respectively. In 2016, we recognized $297 thousand of low income housing tax credits and other tax benefits, net of $236 thousand of amortization expense of low income housing tax credit investment, as a component of income tax expense. As of December 31, 2016, our unfunded commitments for these low income housing tax credit funds totaled $1.4 million. We did not recognize any impairment losses on these low income housing tax credit investments during 2016 or 2015.

Note 3:  Loans and Allowance for Loan Losses

Credit Quality of Loans

Virtually all of our loans are from customers located in California, primarily in Marin, Alameda, Sonoma, San Francisco and Napa counties. Approximately 85% of total loans were secured by real estate at both December 31, 2016 and 2015. At December 31, 2016, 65% of our loans were for commercial real estate, 83% of which were secured by real estate located in Marin, Sonoma, Alameda, San Francisco and Napa counties (California).

The following table shows outstanding loans by class and payment aging as of December 31, 2016 and 2015.

Loan Aging Analysis by Class
(in thousands)	Commercial and industrial	Commercial real estate, owner-occupied	Commercial real estate, investor	Construction	Home equity	Other residential [1]	Installment and other consumer	Total
December 31, 2016
30-59 days past due	$283	$—	$—	$—	$77	$—	$2	$362
60-89 days past due	—	—	—	—		—	49	49
90 days or more past due	—	—	—	—	91	—	—	91
Total past due	283	—	—	—	168	—	51	502
Current	218,332	247,713	724,228	74,809	117,039	78,549	25,444	1,486,114
Total loans [3]	$218,615	$247,713	$724,228	$74,809	$117,207	$78,549	$25,495	$1,486,616
Non-accrual loans [2]	$—	$—	$—	$—	$91	$—	$54	$145
December 31, 2015
30-59 days past due	$36	$—	$1,096	$1	$—	$—	$249	$1,382
60-89 days past due	—	—	—	—	633	—	89	722
90 days or more past due	21	—	—	—	99	—	—	120
Total past due	57	—	1,096	1	732	—	338	2,224
Current	219,395	242,309	714,783	65,494	111,568	73,154	22,301	1,449,004
Total loans [3]	$219,452	$242,309	$715,879	$65,495	$112,300	$73,154	$22,639	$1,451,228
Non-accrual loans [2]	$21	$—	$1,903	$1	$171	$—	$83	$2,179
1 Our residential loan portfolio does not include sub-prime loans, nor is it our practice to underwrite loans commonly referred to as "Alt-A mortgages," the characteristics of which are loans lacking full documentation, borrowers having low FICO scores or higher loan-to-value ratios.

2 There were no purchased credit impaired ("PCI") loans that had stopped accreting interest at December 31, 2016. Amounts include $1 thousand of PCI loans that had stopped accreting interest at December 31, 2015. Amounts exclude accreting PCI loans of $2.9 million and $3.7 million at December 31, 2016 and 2015, respectively, as we have a reasonable expectation about future cash flows to be collected and we continue to recognize accretable yield on these loans in interest income. There were no accruing loans past due more than ninety days at December 31, 2016 or 2015.

3 Amounts include net deferred loan origination costs of $883 thousand and $768 thousand at December 31, 2016 and 2015, respectively. Amounts are also net of unaccreted purchase discounts on non-PCI loans of $1.8 million and $3.2 million at December 31, 2016 and 2015, respectively.

Page-67

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

Consumer loans primarily consist of home equity lines of credit, other residential (tenancy-in-common, or “TIC”) loans, and installment and other consumer loans. We originate consumer loans utilizing credit score information, debt-to-income ratio and loan-to-value ratio analysis. Diversification among loan types, coupled with relatively small loan amounts that are spread across many individual borrowers, mitigates risk. Additionally, trend reports are reviewed by Management on a regular basis. Our residential loan portfolio includes TIC units almost entirely in San Francisco, California. Installment and other consumer loans include mostly loans for floating homes and mobile homes along with a small number of installment loans.

We use a risk rating system to evaluate asset quality, and to identify and monitor credit risk in individual loans, and ultimately in the portfolio. Definitions of loans that are risk graded “Special Mention” or worse are consistent with those used by the Federal Deposit Insurance Corporation ("FDIC").  Our internally assigned grades are as follows:

Pass and Watch: Loans to borrowers of acceptable or better credit quality. Borrowers in this category demonstrate fundamentally sound financial positions, repayment capacity, credit history and management expertise.  Loans in this category must have an identifiable and stable source of repayment and meet the Bank’s policy regarding debt service coverage ratios.  These borrowers are capable of sustaining normal economic, market or operational setbacks without significant financial consequences.  Negative external industry factors are generally not present.  The loan may be secured, unsecured or supported by non-real estate collateral for which the value is more difficult to determine and/or marketability is more uncertain. This category also includes “Watch” loans, where the primary source of repayment has been delayed. “Watch” is intended to be a transitional grade, with either an upgrade or downgrade within a reasonable period.

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

Page-68

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

We regularly review our credits for accuracy of risk grades whenever new information is received. Borrowers are required to submit financial information at regular intervals. Generally, commercial borrowers with lines of credit are required to submit financial information with reporting intervals ranging from monthly to annually depending on credit size, risk and complexity. Investor commercial real estate borrowers are generally required to submit rent rolls or property income statements annually. Construction loans are monitored monthly, and reviewed on an ongoing basis. Home equity and other consumer loans are reviewed based on delinquency. Loans graded “Watch” or worse, regardless of loan type, are reviewed no less than quarterly.

The following table represents an analysis of the carrying amount in loans, net of deferred fees or costs and purchase premiums or discounts, by internally assigned risk grades, including PCI loans, at December 31, 2016 and 2015.

Credit Risk Profile by Internally Assigned Risk Grade
(in thousands)	Commercial and industrial	Commercial real estate, owner-occupied	Commercial real estate, investor	Construction	Home equity	Other residential	Installment and other consumer	Purchased credit-impaired	Total
December 31, 2016
Pass	$201,987	$234,849	$720,417	$71,564	$115,680	$78,549	$25,083	$2,920	$1,451,049
Special Mention	9,197	4,799	607	—	1,334	—	—	—	15,937
Substandard	7,391	6,993	1,498	3,245	91	—	412	—	19,630
Total loans	$218,575	$246,641	$722,522	$74,809	$117,105	$78,549	$25,495	$2,920	$1,486,616
December 31, 2015
Pass	$192,560	$219,060	$710,042	$62,255	$109,959	$73,154	$22,307	$3,260	$1,392,597
Special Mention	22,457	12,371	372	—	1,100	—	—	—	36,300
Substandard	4,260	9,167	3,739	3,239	1,173	—	332	421	22,331
Total loans	$219,277	$240,598	$714,153	$65,494	$112,232	$73,154	$22,639	$3,681	$1,451,228

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

A loan may no longer be reported as a TDR if all of the following conditions are met:

•	The loan is subsequently refinanced or restructured at current market interest rates and the new terms are consistent with the treatment of creditworthy borrowers under regular underwriting standards;

•	The borrower is no longer considered to be in financial difficulty;

•	Performance on the loan is reasonably assured, and;

•	Existing loan did not have any forgiveness of principal or interest.

The removal of TDR status must be approved by the same Management level that approved the upgrading of the loan classification.

There we no loans removed from TDR designation during 2016. During 2015, five loans with a recorded investment totaling $1.6 million were removed from TDR designation, after meeting all of the conditions noted above.

Page-69

The table below summarizes the carrying amount of TDR loans by loan class as of December 31, 2016 and December 31, 2015. The summary includes both TDRs that are on non-accrual status and those that continue to accrue interest.

(in thousands)	As of
Recorded investment in Troubled Debt Restructurings [1]	December 31, 2016	December 31, 2015
Commercial and industrial	$2,207	$4,698
Commercial real estate, owner-occupied	6,993	6,993
Commercial real estate, investor	2,256	514
Construction [2]	3,245	3,238
Home equity	625	460
Other residential	1,965	2,010
Installment and other consumer	877	1,168
Total	$18,168	$19,081

1 There were no TDR loans on non-accrual status at December 31, 2016 and $72 thousand in TDR loans on non-accrual status as of December 31, 2015. Includes no acquired loans as of December 31, 2016 and $137 thousand in acquired loans at December 31, 2015.

2 In 2015, one TDR loan was transferred to loans held-for-sale at fair value totaling $1.5 million, net of an $839 thousand charge-off to the allowance for loan losses. The loan was subsequently sold in 2015 for no additional gain or loss.

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

(dollars in thousands)	Number of Contracts Modified	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment at Period End
TDRs modified during 2016:
Commercial real estate, investor	2	$1,830	$1,826	$1,752
Home equity [1]	1	$87	$222	$245
Installment and other consumer	1	$68	$67	$66
Total	4	$1,985	$2,115	$2,063
[1] The home equity line of credit modified in 2016 included debt consolidation, which increased the post-modification balance.
TDRs modified during 2015:
Commercial and industrial	7	$3,271	$3,251	$2,811
TDRs modified during 2014:
Commercial and industrial	6	$1,039	$1,258	$1,251
Commercial real estate, owner occupied	1	4,226	4,216	4,175
Commercial real estate, investor	2	224	224	220
Construction	2	964	1,312	1,309
Installment and other consumer	6	281	278	268
Total	17	$6,734	$7,288	$7,223

Modifications during 2016, 2015 and 2014 primarily involved maturity or payment extensions and interest rate concessions or some combination thereof. During 2016, 2015 and 2014, there were no defaults on loans that had been modified in a TDR within the prior twelve-month period. We report defaulted TDRs based on a payment default definition of more than ninety days past due.

Page-70

Impaired Loans

The table below summarizes information by class on impaired loans and their related allowances. Total impaired loans include non-accrual loans, accruing TDR loans and accreting PCI loans that have experienced post-acquisition declines in cash flows expected to be collected.

(in thousands)	Commercial and industrial	Commercial real estate, owner-occupied	Commercial real estate, investor	Construction	Home equity	Other residential	Installment and other consumer	Total
December 31, 2016
Recorded investment in impaired loans:
With no specific allowance recorded	$315	$—	$—	$2,692	$91	$1,008	$103	$4,209
With a specific allowance recorded	1,892	6,993	2,256	553	624	957	829	14,104
Total recorded investment in impaired loans	$2,207	$6,993	$2,256	$3,245	$715	$1,965	$932	$18,313
Unpaid principal balance of impaired loans	$2,177	$6,993	$2,252	$3,238	$713	$1,965	$932	$18,270
Specific allowance	$285	$163	$375	$8	$7	$55	$98	$991
Average recorded investment in impaired loans during 2016	$3,514	$7,069	$2,950	$3,242	$945	$1,988	$1,127	$20,835
Interest income recognized on impaired loans during 2016 [1]	$175	$199	$1,514	$137	$60	$90	$48	$2,223
December 31, 2015
Recorded investment in impaired loans:
With no specific allowance recorded	$2,198	$4,111	$2,416	$2,687	$171	$1,214	$131	$12,928
With a specific allowance recorded	2,522	2,882	—	551	388	797	1,120	8,260
Total recorded investment in impaired loans	$4,720	$6,993	$2,416	$3,238	$559	$2,011	$1,251	$21,188
Unpaid principal balance of impaired loans	$4,763	$6,993	$4,408	$3,424	$559	$2,011	$1,251	$23,409
Specific allowance	$912	$70	$—	$1	$3	$67	$116	$1,169
Average recorded investment in impaired loans during 2015	$4,237	$7,886	$2,833	$4,164	$602	$2,028	$1,523	$23,273
Interest income recognized on impaired loans during 2015 [1]	$238	$295	$33	$86	$18	$92	$64	$826
Average recorded investment in impaired loans during 2014	$5,354	$6,604	$3,138	$6,471	$741	$1,744	$1,857	$25,909
Interest income recognized on impaired loans during 2014 [1]	$378	$288	$28	$85	$19	$74	$76	$948
[1] Interest income recognized on a cash basis totaled $1.4 million in 2016 and was primarily related to the interest recovery upon the pay-off of a partially charged off non-accrual commercial real estate loan during the third quarter. No interest interest income on impaired loans was recognized on a cash basis in 2015 and 2014.

Management monitors delinquent loans continuously and identifies problem loans, generally loans graded substandard or worse, loans on non-accrual status and loans modified in a TDR, to be evaluated individually for impairment testing. Generally, the recorded investment in impaired loans is net of any charge-offs from estimated losses related to specifically-identified impaired loans when they are deemed uncollectible. There were no charged-off portions of impaired loans outstanding at December 31, 2016. The charged-off portion of impaired loans outstanding at December 31, 2015 totaled approximately $2.1 million.  In addition, the recorded investment in impaired loans is net of purchase discounts or premiums on acquired loans and net deferred fees and cost. At December 31, 2016 and 2015, outstanding commitments to extend credit on impaired loans, including performing loans to borrowers whose terms have been modified in TDRs, totaled $1.6 million and $1.3 million, respectively.

Page-71

The following tables disclose activity in the ALLL and the recorded investment in loans by class, as well as the related ALLL disaggregated by impairment evaluation method.

Allowance for Loan Losses Rollforward for the Period
(in thousands)	Commercial and industrial	Commercial real estate, owner-occupied	Commercial real estate, investor	Construction	Home equity	Other residential	Installment and other consumer	Unallocated	Total
Year ended December 31, 2016
Beginning balance	$3,023	$2,249	$6,178	$724	$910	$394	$425	$1,096	$14,999
Provision (reversal)	93	(476)	(2,014)	57	60	60	(75)	445	(1,850)
Charge-offs	(11)	(20)	—	—	—	—	(5)	—	(36)
Recoveries	143	—	2,156	—	3	—	27	—	2,329
Ending balance	$3,248	$1,753	$6,320	$781	$973	$454	$372	$1,541	$15,442
Year ended December 31, 2015
Beginning balance	$2,837	$1,924	$6,672	$839	$859	$433	$566	$969	$15,099
Provision (reversal)	(45)	325	(517)	724	48	(39)	(123)	127	500
Charge-offs	(5)	—	—	(839)	—	—	(20)	—	(864)
Recoveries	236	—	23	—	3	—	2	—	264
Ending balance	$3,023	$2,249	$6,178	$724	$910	$394	$425	$1,096	$14,999
Year ended December 31, 2014
Beginning balance	$3,056	$2,012	$6,196	$633	$875	$317	$629	$506	$14,224
Provision (reversal)	(321)	(93)	431	314	(19)	116	(141)	463	750
Charge-offs	(66)	—	—	(204)	—	—	(7)	—	(277)
Recoveries	168	5	45	96	3	—	85	—	402
Ending balance	$2,837	$1,924	$6,672	$839	$859	$433	$566	$969	$15,099

Allowance for Loan Losses and Recorded Investment In Loans
(dollars in thousands)	Commercial and industrial	Commercial real estate, owner-occupied	Commercial real estate, investor	Construction	Home equity	Other residential	Installment and other consumer	Unallocated	Total
December 31, 2016
Ending ALLL related to loans collectively evaluated for impairment	$2,963	$1,590	$5,945	$773	$966	$399	$274	$1,541	$14,451
Ending ALLL related to loans individually evaluated for impairment	285	163	375	8	7	55	98	—	991
Ending ALLL related to purchased credit-impaired loans	—	—	—	—	—	—	—	—	—
Ending balance	$3,248	$1,753	$6,320	$781	$973	$454	$372	$1,541	$15,442
Recorded Investment:
Collectively evaluated for impairment	$216,368	$239,648	$720,266	$71,564	$116,390	$76,584	$24,563	$—	$1,465,383
Individually evaluated for impairment	2,207	6,993	2,256	3,245	715	1,965	932	—	18,313
Purchased credit-impaired	40	1,072	1,706	—	102	—	—	—	2,920
Total	$218,615	$247,713	$724,228	$74,809	$117,207	$78,549	$25,495	$—	$1,486,616
Ratio of allowance for loan losses to total loans	1.49%	0.71%	0.87%	1.04%	0.83%	0.58%	1.46%	NM	1.04%
Allowance for loan losses to non-accrual loans	NM	NM	NM	NM	1,071%	NM	683%	NM	10,650%
NM - Not Meaningful

Page-72

Allowance for Loan Losses and Recorded Investment In Loans
(dollars in thousands)	Commercial and industrial	Commercial real estate, owner-occupied	Commercial real estate, investor	Construction	Home equity	Other residential	Installment and other consumer	Unallocated	Total
December 31, 2015
Ending ALLL related to loans collectively evaluated for impairment	$2,111	$2,179	$6,178	$723	$907	$327	$309	$1,096	$13,830
Ending ALLL related to loans individually evaluated for impairment	904	70	—	—	3	67	116	—	1,160
Ending ALLL related to purchased credit-impaired loans	8	—	—	1	—	—	—	—	9
Ending balance	$3,023	$2,249	$6,178	$724	$910	$394	$425	$1,096	$14,999
Loans outstanding:
Collectively evaluated for impairment	$214,695	$233,605	$711,737	$62,256	$111,673	$71,143	$21,388	$—	$1,426,497
Individually evaluated for impairment[1]	4,582	6,993	2,416	3,238	559	2,011	1,251	—	21,050
Purchased credit-impaired	175	1,711	1,726	1	68	—	—	—	3,681
Total	$219,452	$242,309	$715,879	$65,495	$112,300	$73,154	$22,639	$—	$1,451,228
Ratio of allowance for loan losses to total loans	1.38%	0.93%	0.86%	1.11%	0.81%	0.54%	1.88%	NM	1.03%
Allowance for loan losses to non-accrual loans	14,395%	NM	325%	72,400%	532%	NM	512%	NM	688%
1 Totals exclude $138 thousand in PCI loans that have experienced credit deterioration post-acquisition, which are included in the "purchased credit-impaired" amount in the next line below.
NM - Not Meaningful

Purchased Credit-Impaired Loans

Acquired loans are considered credit-impaired if there is evidence of significant deterioration of credit quality since origination and it is probable, at the acquisition date, that we will be unable to collect all contractually required payments receivable. Management has determined certain loans purchased in our two bank acquisitions to be PCI loans based on credit indicators such as nonaccrual status, past due status, loan risk grade, loan-to-value ratio, etc. Revolving credit agreements (e.g., home equity lines of credit and revolving commercial loans) are not considered PCI loans as cash flows cannot be reasonably estimated.

The following table reflects the unpaid principal balance and related carrying value of PCI loans:

PCI Loans	December 31, 2016		December 31, 2015
(in thousands)	Unpaid Principal Balance	Carrying Value	Unpaid Principal Balance	Carrying Value
Commercial and industrial	$45	$40	$237	$175
Commercial real estate, owner occupied	1,344	1,072	2,573	1,711
Commercial real estate, investor	1,713	1,706	1,756	1,726
Construction	—	—	187	1
Home equity	248	102	224	68
Total purchased credit-impaired loans	$3,350	$2,920	$4,977	$3,681

There were no fluctuations in expected future cash flows on the remaining PCI loans that resulted in changes to the allowance for loan losses during 2016. The specific allowance for PCI loan losses increased by $4 thousand and $3 thousand during 2015 and 2014, respectively. Probable and significant increases in expected cash flows would first reverse any related allowance for loan losses and any remaining increases would be recognized prospectively as interest income over the estimated remaining lives of the loans. The specific allowance for PCI loan losses decreased by $6 thousand during 2016 as a result of loan pay-offs. The allowance for loan losses for PCI loans, due to increases in the present value of cash flows expected to be collected, decreased by $2 thousand and $238 thousand during 2015 and 2014, respectively.

Page-73

The activities in the accretable yield, or income expected to be earned over the remaining lives of the PCI loans were as follows:

Accretable Yield	Years ended
(in thousands)	December 31, 2016	December 31, 2015	December 31, 2014
Balance at beginning of period	$2,618	$4,027	$3,649
Additions	—	—	—
Removals [1]	(778)	(914)	(273)
Accretion	(364)	(495)	(613)
Reclassifications from nonaccretable difference [2]	—	—	1,264
Balance at end of period	$1,476	$2,618	$4,027
[1] Represents the accretable difference that is relieved when a loan exits the PCI population due to payoff, full charge-off, or transfer to repossessed assets, etc.
[2] Primarily relates to changes in expected credit performance and changes in expected timing of cash flows.

Pledged Loans

Our FHLB line of credit is secured under terms of a blanket collateral agreement by a pledge of certain qualifying loans with an unpaid principal balance of $869.2 million and $833.8 million at December 31, 2016 and 2015, respectively. In addition, we pledge a certain residential loan portfolio, which totaled $54.6 million and $45.2 million at December 31, 2016 and 2015, respectively, to secure our borrowing capacity with the Federal Reserve Bank (“FRB”). Also see Note 7, Borrowings, below.

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

An analysis of net loans to related parties for each of the three years ended December 31, 2016, 2015 and 2014 is as follows:

(in thousands)	2016	2015	2014
Balance at beginning of year	$2,562	$3,329	$3,749
Additions	—	—	—
Advances	—	165	—
Repayments	(574)	(390)	(420)
Reclassified as unrelated-party loan due to a change in borrower status	—	(542)	—
Balance at end of year	$1,988	$2,562	$3,329

Undisbursed commitments to related parties totaled $1.1 million and $1.0 million as of December 31, 2016 and 2015, respectively.

Note 4:  Bank Premises and Equipment

A summary of Bank premises and equipment at December 31 follows:

(in thousands)	2016	2015
Leasehold improvements	$13,883	$13,615
Furniture and equipment	10,627	9,887
Subtotal	24,510	23,502
Accumulated depreciation and amortization	(15,990)	(14,197)
Bank premises and equipment, net	$8,520	$9,305

Page-74

The amount of depreciation and amortization totaled $1.8 million, $2.0 million, and $1.6 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Note 5:  Bank Owned Life Insurance

We own life insurance policies on the lives of certain officers designated by the Board of Directors to finance employee benefit programs, and death benefits provided under the specific terms of these programs are estimated to be $71.0 million at December 31, 2016. The benefits to employees' beneficiaries are limited to the employee's active service period. The investment in bank owned life insurance policies are reported in interest receivable and other assets at their cash surrender value of $32.4 million and $29.5 million at December 31, 2016 and 2015, respectively. The cash surrender value includes both the original premiums paid for the life insurance policies and the accumulated accretion of policy income since inception of the policies. Income of $844 thousand, $814 thousand and $841 thousand was recognized on the life insurance policies in 2016, 2015 and 2014, respectively. We regularly monitor the credit ratings of our insurance carriers to ensure that they are in compliance with our policy.

Note 6:  Deposits

A stratification of time deposits at December 31, 2016 and 2015 is presented in the following table:

(in thousands)	December 31, 2016	December 31, 2015
Time deposits of less than $100 thousand	$36,346	$39,534
Time deposits of $100 thousand to $250 thousand	66,092	67,352
Time deposits of more than $250 thousand	49,025	54,571
Total time deposits	$151,463	$161,457

Interest on time deposits was $743 thousand, $853 thousand and $917 thousand in 2016, 2015 and 2014, respectively.

Scheduled maturities of time deposits at December 31, 2016 are presented as follows:

(in thousands)	2017	2018	2019	2020	2021	Thereafter	Total
Scheduled maturities of time deposits	$104,616	$12,325	$7,891	$7,246	$19,385	$—	$151,463

As of December 31, 2016, $36.4 million in securities held-to-maturity and $71.9 million securities available-for-sale were pledged as collateral for our local agency deposits.

Our deposit portfolio includes deposits offered through the Promontory Interfinancial Network that are comprised of Certificate of Deposit Account Registry Service® ("CDARS") balances included in time deposits and Insured Cash Sweep® ("ICS") balances included in money market deposits. In addition, in 2016, we began offering deposits through Reich & Tang Deposit Networks, LLC, comprised of Demand Deposit MarketplaceSM ("DDM") balances, mostly in money market deposits. Through these two networks we are able to offer our customers access to FDIC-insured deposit products in aggregate amounts exceeding current insurance limits. When we place funds through CDARS, ICS and DDM, on behalf of a customer, we typically receive matching deposits through the network's reciprocal deposit program. We consider the reciprocal deposits to be in-market deposits as distinguished from traditional out-of-market brokered deposits. We had $15.1 million and $14.3 million in CDARS and $29.0 million and $12.2 million in ICS balances in the reciprocal deposit program at December 31, 2016 and 2015, respectively. In addition, we had $36.4 million in DDM balances in the reciprocal deposit program at December 31, 2016. We also have the ability to place deposits through the networks for which we receive no matching deposits ("one-way" deposits). One-way CDARS deposits totaled $361 thousand and $355 thousand at December 31, 2016 and 2015, respectively.

The aggregate amount of deposit overdrafts that have been reclassified as loan balances was $229 thousand and $84 thousand at December 31, 2016 and 2015, respectively. Collectability of these overdrafts is subject to the same credit review process as other loans.

The Bank accepts deposits from shareholders, directors and employees in the normal course of business, and the terms are comparable to those with non-affiliated parties. The total deposits from directors and their businesses, and executive officers were $7.3 million and $8.3 million at December 31, 2016 and 2015, respectively.

Page-75

Note 7: Borrowings

Federal Funds Purchased – The Bank had unsecured lines of credit totaling $92.0 million with correspondent banks for overnight borrowings at both December 31, 2016 and 2015.  In general, interest rates on these lines approximate the federal funds target rate. We had no overnight borrowings under these credit facilities at December 31, 2016 and December 31, 2015.

Federal Home Loan Bank Borrowings – As of December 31, 2016 and 2015, the Bank had lines of credit with the FHLB totaling $513.7 million and $470.6 million, respectively, based on eligible collateral of certain loans. At December 31, 2016 there were no FHLB overnight borrowings compared to $52.0 million in FHLB overnight borrowings at a rate of 0.27% at December 31, 2015. On February 5, 2008, the Bank entered into a ten-year borrowing agreement under the same FHLB line of credit for $15.0 million at a fixed rate of 2.07%. On June 15, 2016, the Bank repaid the $15.0 million early and incurred a prepayment fee of $312 thousand recorded in interest expense. At December 31, 2016 and 2015, $513.7 million and $403.4 million, respectively, were remaining as available for borrowing from the FHLB, net of outstanding borrowings and an unused standby letter of credit totaling $241 thousand at December 31, 2015.

Federal Reserve Line of Credit – The Bank has a line of credit with the Federal Reserve Bank of San Francisco ("FRBSF") secured by certain residential loans.  At December 31, 2016 and 2015, the Bank had borrowing capacity under this line totaling $43.1 million and $37.8 million, respectively, and had no outstanding borrowings with the FRBSF.

As part of an acquisition, Bancorp assumed two subordinated debentures due to NorCal Community Bancorp Trusts I and II (the "Trusts"), established for the sole purpose of issuing trust preferred securities on September 22, 2003 and December 29, 2005, respectively. The subordinated debentures were recorded at fair values totaling $4.95 million at acquisition date with contractual values totaling $8.2 million. The difference between the contractual balance and the fair value at acquisition date is accreted into interest expense over the lives of the debentures. Accretion on the subordinated debentures totaled $191 thousand, $210 thousand and $216 thousand in 2016, 2015 and 2014, respectively. Bancorp has the option to defer payment of the interest on the subordinated debentures for a period of up to five years, as long as there is no default on the subordinated debentures. In the event of interest deferral, dividends to Bancorp common stockholders are prohibited. The trust preferred securities were sold and issued in private transactions pursuant to an exemption from registration under the Securities Act of 1933, as amended. Bancorp has guaranteed, on a subordinated basis, distributions and other payments due on trust preferred securities totaling $8.0 million issued by the Trusts which have identical maturity, repricing and payment terms as the subordinated debentures.

The following is a summary of the contractual terms of the subordinated debentures due to the Trusts as of December 31, 2016:

(in thousands)
Subordinated debentures due to NorCal Community Bancorp Trust I on October 7, 2033 with interest payable quarterly, based on 3-month LIBOR plus 3.05%, repricing quarterly (3.93% as of December 31, 2016), redeemable, in whole or in part, on any interest payment date	$4,124
Subordinated debentures due to NorCal Community Bancorp Trust II on March 15, 2036 with interest payable quarterly, based on 3-month LIBOR plus 1.40%, repricing quarterly (2.36% as of December 31, 2016), redeemable, in whole or in part, on any interest payment date	4,124
Total	$8,248

Borrowings at December 31, 2016 and 2015 are summarized as follows:

	2016				2015
(dollars in thousands)	Carrying Value	Average Balance	Average Rate		Carrying Value	Average Balance	Average Rate
FHLB overnight borrowings	$—	$5,383	0.42%		$52,000	$784	0.38%
FHLB fixed-rate advances	$—	$6,803	6.59%	[1]	$15,000	$15,000	2.07%
Subordinated debentures	$5,586	$5,493	7.80%		$5,395	$5,288	7.94%

1 Amount includes the impact of the $312 thousand prepayment fee in 2016 discussed above.

Page-76

Note 8:  Stockholders' Equity and Stock Plans

Warrant

Under the United States Department of the Treasury Capital Purchase Program (the “TCPP”), Bancorp issued to the U.S. Treasury a warrant to purchase 154,242 shares of common stock at a per share exercise price of $27.23. The warrant was immediately exercisable and was subsequently auctioned to two institutional investors in November 2011. The warrant, as adjusted, represented the right to purchase 157,711 shares of common stock at $26.63 per share when it was exercised in September 2015 and the cashless exercise resulted in the issuance of 70,591 shares of common stock.

Share-Based Awards

On May 11, 2010, our shareholders approved the 2010 Director Stock Plan to pay director fees in shares of Bancorp common stock up to 150,000 shares. In 2016, 2015 and 2014, our directors were awarded a total of 4,607, 5,295 and 5,306 common shares, respectively, from the 2010 Director Stock Plan in addition to their cash compensation. As of December 31, 2016, 113,842 shares were available for future grants under this plan.

On May 8, 2007, the 2007 Equity Plan was approved by the Bank shareholders. The 2007 Equity Plan was subsequently adopted by Bancorp as part of the holding company formation. All new share-based awards from the approval date forward are granted through the 2007 Equity Plan.

The 2007 Equity Plan provides financial incentives for selected employees, advisors and non-employee directors. Terms of the plan provide for the issuance of up to 500,000 shares of common stock for these employees, advisors and non-employee directors. As of December 31, 2016, there were 155,750 shares available for future grants under the 2007 Equity Plan. The Compensation Committee of the Board of Directors has the discretion to determine which employees, advisors and non-employee directors will receive an award, the timing of awards, the vesting schedule for each award, the type of award to be granted, the number of shares of Bancorp stock to be subject to each option and restricted stock award, and any other terms and conditions. Restricted or unrestricted whole-share awards are limited to 250,000 of the total shares available under the 2007 Equity Plan.

Effective July 1, 2007, we adopted an Employee Stock Purchase Plan whereby our employees may purchase Bancorp common shares through payroll deductions of between one percent and fifteen percent of pay in each pay period. Shares are purchased quarterly at a five percent discount from the closing market price on the last day of the quarter. The plan calls for 200,000 common shares to be set aside for employee purchases, and there were 192,965 shares available for future grants under the plan as of December 31, 2016.

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

Options are issued at an exercise price equal to the fair value of the stock at the date of grant. Options and restricted stock awarded to officers and employees during 2006 through 2014 vest 20% on each anniversary of the grant date for five years and expire ten years from the grant date. Options granted to non-employee directors prior to 2016 vest 20% immediately and 20% on each anniversary of the grant date for four years and expire seven years from the grant date. All options granted after 2014 for employees and in 2016 for non-employee directors generally vest by one-third on each anniversary of the grant for three years and expire ten years from the grant date.

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

Page-77

performance criteria will be achieved to determine the amount of compensation expense to be recognized. The estimate is re-evaluated quarterly and total compensation expense is adjusted for any change in the current period.

A summary of activity for stock options for the years ended December 31, 2016, 2015 and 2014 is presented below. The intrinsic value of options outstanding and exercisable is calculated as the number of in-the-money options times the difference between the market price of our stock as of each year end presented and the exercise prices of the in-the-money options.

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted Average Grant-Date Fair Value	Weighted Average Remaining Contractual Term (in years)
Options outstanding at December 31, 2013	220,456	$32.74	$2,349		4.05
Granted	26,421	44.83		$12.04
Cancelled, expired or forfeited	(2,790)	39.01
Exercised	(49,415)	29.39	771
Options outstanding at December 31, 2014	194,672	35.14	3,398		4.48

Exercisable (vested) at December 31, 2014	133,153	32.31	2,701		2.88

Options outstanding at December 31, 2014	194,672	35.14	3,398		4.48
Granted	28,320	50.70		12.21
Cancelled, expired or forfeited	(652)	48.38
Exercised	(37,071)	30.72	755
Options outstanding at December 31, 2015	185,269	38.35	2,788		5.00

Exercisable (vested) at December 31, 2015	114,581	34.12	2,209		3.21

Options outstanding at December 31, 2015	185,269	38.35	2,788		5.00
Granted	32,637	49.37		10.11
Exercised	(36,117)	33.98	661
Options outstanding at December 31, 2016	181,789	41.20	5,190		5.77

Exercisable (vested) at December 31, 2016	103,211	36.65	3,416		4.18

The following table shows the number, weighted average exercise price, intrinsic value, and weighted average remaining contractual life of options outstanding, vested and expected to vest as of December 31, 2016.

Number of options	177,122
Weighted average exercise price	$41.03
Aggregate intrinsic value (in thousands)	$5,086
Weighted average remaining contractual term (in years)	5.71

The following table summarizes non-vested restricted stock awards and changes during the years ended December 31, 2016, 2015 and 2014.

Page-78

	Restricted Stock Awards
	Number of Shares	Weighted Average Grant-Date Fair Value
Non-vested awards at December 31, 2013	22,521	$37.59
Granted	8,523	45.36
Vested	(6,554)	34.65
Forfeited	(2,067)	39.32
Non-vested awards at December 31, 2014	22,423	41.25
Granted	15,970	50.75
Vested	(6,555)	40.00
Forfeited	(450)	48.45
Non-vested awards at December 31, 2015	31,388	46.24
Granted	16,910	49.65
Vested	(8,599)	44.14
Non-vested awards at December 31, 2016	39,699	48.15

As of December 31, 2016, there was $1.6 million of total unrecognized compensation expense related to non-vested stock options and restricted stock awards. This cost is expected to be recognized over a weighted-average period of approximately 1.8 years. The total grant-date fair value of stock options vested during the years ended December 31, 2016, 2015 and 2014 was $282 thousand, $202 thousand and $187 thousand, respectively. The total grant-date fair value of restricted stock awards vested during 2016, 2015 and 2014 was $380 thousand, $262 thousand and $227 thousand, respectively.

A summary of the options outstanding and exercisable by price range as of December 31, 2016 is presented in the following table:

	Stock Options Outstanding as of December 31, 2016			Stock Options Exercisable as of December 31, 2016
Range of Exercise Prices	Stock Options Outstanding	Remaining Contractual Life (in years)	Weighted Average Exercise Price	Stock Options Exercisable	Weighted Average Exercise Price
$20.00 - $25.00	13,138	2.3	$22.25	13,138	$22.25
$25.01 - $30.00	10,180	1.3	28.75	10,180	28.75
$30.01 - $35.00	9,195	3.3	33.10	9,195	33.10
$35.01 - $40.00	46,588	4.1	37.70	39,038	37.48
$40.01 - $45.00	29,551	5.9	41.95	17,130	41.91
$45.01 - $50.00	45,187	8.7	48.40	5,020	45.88
$50.01 - $55.00	27,950	7.9	50.70	9,510	50.69
	181,789			103,211

The fair value of stock options on the grant date is recorded as a stock-based compensation expense in the consolidated statements of comprehensive income over the requisite service period with a corresponding increase in common stock. Stock-based compensation also includes compensation expense related to the issuance of restricted stock awards pursuant to the 2007 Equity Plan. The grant-date fair value of the restricted stock awards, which equals intrinsic value on that date, is being recorded as compensation expense over the requisite service period. Total compensation cost for these share-based payment arrangements was $994 thousand, $636 thousand and $446 thousand during 2016, 2015 and 2014, respectively, and the total recognized tax benefits related thereto were $318 thousand, $194 thousand and $128 thousand, respectively. In addition, we record excess tax benefits, if any, on the exercise of non-qualified stock options, the disqualifying disposition of incentive stock options and vesting of restricted stock awards as an addition to common stock with a corresponding decrease in current taxes payable. The tax benefit realized from disqualifying dispositions of incentive stock options recognized in the consolidated statements of comprehensive income during 2016, 2015 and 2014 was $70 thousand, $49 thousand and $76 thousand, respectively.

Page-79

We determine the fair value of stock options at the grant date using the Black-Scholes pricing model that takes into account the stock price at the grant date, the exercise price, and the following assumptions (weighted-average shown).

	Years ended December 31,
	2016	2015	2014
Risk-free interest rate	1.37%	1.67%	2.04%
Expected dividend yield on common stock	2.02%	1.75%	1.70%
Expected life in years	6.0	6.0	6.0
Expected price volatility	25.56%	28.06%	30.32%

Dividends

Presented below is a summary of cash dividends paid to common shareholders, recorded as a reduction of retained earnings. On January 20, 2017, the Board of Directors declared a cash dividend of $0.27 per share, payable on February 10, 2017 to shareholders of record at the close of business on February 3, 2017.

	Years ended December 31,
(in thousands except per share data)	2016	2015	2014
Cash dividends to common stockholders	$6,223	$5,390	$4,733
Cash dividends per common share	$1.02	$0.90	$0.80

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

Under the California Corporations Code, payment of dividends by Bancorp to its shareholders is restricted to the amount of retained earnings immediately prior to the distribution or the amount of assets that exceeds the total liabilities immediately after the distribution. As of December 31, 2016, Bancorp's retained earnings and the amount of assets that exceeds the total liabilities were $146.5 million and $230.6 million, respectively.

Under the California Financial Code, payment of dividends by the Bank to Bancorp is restricted to the lesser of retained earnings or the amount of undistributed net profits of the Bank from the three most recent fiscal years. Under this restriction, approximately $50.8 million of the Bank's retained earnings balance was available for payment of dividends to Bancorp as of December 31, 2016. Bancorp held $3.5 million in cash at December 31, 2016. This cash, combined with the $50.8 million dividends available to be distributed from the Bank, is expected to be adequate to cover Bancorp's estimated operational needs and cash dividends to shareholders for 2017.

Preferred Stock and Shareholder Rights Plan

On July 2, 2007, Bancorp executed a shareholder rights agreement (“Rights Agreement”) designed to discourage takeovers that involve abusive tactics or do not provide fair value to shareholders. The Rights Agreement was amended on June 17, 2016 to reduce the percentage of share ownership defining an "acquiring person" and certain related terms from 15% to 10% of the outstanding common shares. As of December 31, 2016, Bancorp was authorized to issue five million shares of preferred stock with no par value under the Rights Agreement. In the event of a proposed merger, tender offer or other attempt to gain control of Bancorp that the Board of Directors does not approve, it might be possible for the Board of Directors to authorize the issuance of shares of common or preferred stock that would impede the completion of such a transaction. An effect of the possible issuance of common or preferred stock, therefore, may be to deter a future takeover attempt. The Board of Directors has no present plans or understandings for the issuance of any common or preferred stock in connection with the Rights Agreement.

Page-80

Note 9:  Fair Value of Assets and Liabilities

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

The following table summarizes our assets and liabilities that were required to be recorded at fair value on a recurring basis.

(in thousands) Description of Financial Instruments	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2016
Securities available for sale:
Mortgage-backed securities and collaterized mortgage obligations issued by U.S. government agencies	$254,041	$—	$253,434	$607
Debentures of government sponsored agencies	$35,403	$—	$35,403	$—
Privately-issued collateralized mortgage obligations	$419	$—	$419	$—
Obligations of state and political subdivisions	$77,701	$—	$77,701	$—
Corporate bonds	$5,016	$—	$5,016	$—
Derivative financial assets (interest rate contracts)	$55	$—	$55	$—
Derivative financial liabilities (interest rate contracts)	$933	$—	$933	$—
December 31, 2015
Securities available for sale:
Mortgage-backed securities and collaterized mortgage obligations issued by U.S. government agencies	$190,093	$—	$188,381	$1,712
Debentures of government sponsored agencies	$160,892	$—	$160,892	$—
Privately-issued collateralized mortgage obligations	$4,150	$—	$4,150	$—
Obligations of state and political subdivisions	$57,673	$—	$57,673	$—
Corporate bonds	$4,979	$—	$4,979	$—
Derivative financial assets (interest rate contracts)	$3	$—	$3	$—
Derivative financial liabilities (interest rate contracts)	$1,658	$—	$1,658	$—

Securities available-for-sale are recorded at fair value on a recurring basis. When available, quoted market prices (Level 1) are used to determine the fair value of securities available-for-sale. If quoted market prices are not available, we obtain pricing information from a reputable third-party service provider, who may utilize valuation techniques that use current market-based or independently sourced parameters, such as bid/ask prices, dealer-quoted prices, interest

Page-81

rates, benchmark yield curves, prepayment speeds, probability of default, loss severity and credit spreads (Level 2).   Level 2 securities include obligations of state and political subdivisions, U.S. agencies or government-sponsored agencies' debt securities, mortgage-backed securities, government agency-issued, privately-issued collateralized mortgage obligations and corporate bonds. As of December 31, 2016 and 2015, there were no securities that were considered Level 1 securities. As of December 31, 2016, we have one available-for-sale security that is considered a Level 3 security. The security is a U.S. government agency obligation collateralized by a small number of business equipment loans guaranteed by the Small Business Administration ("SBA") program. This security is not actively traded and is owned only by a few investors. The significant unobservable data that is reflected in the fair value measurement include dealer quotes, projected prepayment speeds/average life and credit information, among other things. The decrease in fair value during 2016 was due to the pay-off of one of the larger loans in the pool collateralizing the security. The unrealized gain or loss on this SBA-guaranteed security decreased by $15 thousand in the same period recorded as part of other comprehensive income.

Securities held-to-maturity may be written down to fair value (determined using the same techniques discussed above for securities available-for-sale) as a result of an other-than-temporary impairment, and we did not record any write-downs during 2016 or 2015.

On a recurring basis, derivative financial instruments are recorded at fair value, which is based on the income approach using observable Level 2 market inputs, reflecting market expectations of future interest rates as of the measurement date.  Standard valuation techniques are used to calculate the present value of the future expected cash flows assuming an orderly transaction.  Valuation adjustments may be made to reflect both our own credit risk and the counterparties’ credit risk in determining the fair value of the derivatives. Level 2 inputs for the valuations are limited to observable market prices for London Interbank Offered Rate (“LIBOR”) and Overnight Index Swap ("OIS") rates (for the very short term), quoted prices for LIBOR futures contracts, observable market prices for LIBOR and OIS swap rates, and one-month and three-month LIBOR basis spreads at commonly quoted intervals. Mid-market pricing of the inputs is used as a practical expedient in the fair value measurements. We project spot rates at reset days specified by each swap contract to determine future cash flows, then discount to present value using either LIBOR or OIS curves depending on whether the swap positions are fully collateralized as of the measurement date. When the value of any collateral placed with counterparties is less than the interest rate derivative liability, a credit valuation adjustment ("CVA") is applied to reflect the credit risk we pose to counterparties. We have used the spread between the Standard & Poor's BBB rated U.S. Bank Composite rate and LIBOR for the closest maturity term corresponding to the duration of the swaps to derive the CVA. A similar credit risk adjustment, correlated to the credit standing of the counterparty, is made when collateral posted by the counterparty does not fully cover their liability to the Bank. For further discussion on our methodology in valuing our derivative financial instruments, refer to Note 14, Derivative Financial Instruments and Hedging Activities.

Certain financial assets may be measured at fair value on a non-recurring basis. These assets are subject to fair value adjustments that result from the application of the lower of cost or fair value accounting or write-downs of individual assets, such as impaired loans and other real estate owned ("OREO").

The following table presents the carrying value of assets and liabilities measured at fair value on a non-recurring basis and that were held in the consolidated statements of condition at each respective period end, by level within the fair value hierarchy as of December 31, 2016 and 2015.

(in thousands) Description of Financial Instruments	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2016
Other real estate	$408	$—	$—	$408
December 31, 2015
Other real estate	$421	$—	$—	$421

When a loan is identified as impaired, it is reported at the lower of cost or fair value, measured based on the loan's observable market price (Level 1) or the current net realizable value of the underlying collateral securing the loan, if the loan is collateral dependent (Level 3).  Net realizable value of the underlying collateral is the fair value of the

Page-82

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

OREO represents collateral acquired through foreclosure and is initially recorded at fair value as established by a current appraisal, adjusted for disposition costs. Subsequently, OREO is measured at lower of cost or fair value. OREO values are reviewed on an ongoing basis and any subsequent decline in fair value is recorded as a foreclosed asset expense in the current period. The value of OREO is determined based on independent appraisals, similar to the process used for impaired loans, discussed above, and is classified as Level 3. All OREO resulted from an acquisition. Decreases in the estimated fair value of OREO totaled $13 thousand and $40 thousand during 2016 and 2015, respectively.

Disclosures about Fair Value of Financial Instruments

The table below is a summary of fair value estimates for financial instruments as of December 31, 2016 and 2015, excluding financial instruments recorded at fair value on a recurring basis (summarized in the first table in this note). The carrying amounts in the following table are recorded in the consolidated statements of condition under the indicated captions. Further, we have not disclosed the fair value of financial instruments specifically excluded from disclosure requirements of the Financial Instruments Topic of the Codification (ASC 825-10-50-8), such as BOLI. Additionally, we hold shares of FHLB stock and Visa Inc. Class B common stock at cost. These shares are restricted from resale and their values were discussed in Note 2, Investment Securities, above.

	December 31, 2016			December 31, 2015
(in thousands)	Carrying Amounts	Fair Value	Fair Value Hierarchy	Carrying Amounts	Fair Value	Fair Value Hierarchy
Financial assets:
Cash and cash equivalents	$48,804	$48,804	Level 1	$26,343	$26,343	Level 1
Investment securities held-to-maturity	44,438	45,097	Level 2	69,637	71,054	Level 2
Loans, net	1,471,174	1,473,360	Level 3	1,436,229	1,470,380	Level 3
Interest receivable	6,319	6,319	Level 2	6,643	6,643	Level 2
Financial liabilities:
Deposits	1,772,700	1,773,102	Level 2	1,728,226	1,728,717	Level 2
Federal Home Loan Bank borrowing	—	—	Level 2	67,000	67,279	Level 2
Subordinated debentures	5,586	5,083	Level 3	5,395	5,132	Level 3
Interest payable	134	134	Level 2	187	187	Level 2

Page-83

Following is a description of methods and assumptions used to estimate the fair value of each class of financial instrument not recorded at fair value but required for disclosure purposes:

Cash and Cash Equivalents - The carrying amounts of cash and cash equivalents approximate their fair value because of the short-term nature of these instruments.

Held-to-maturity Securities - Held-to-maturity securities, which generally consist of obligations of state and political subdivisions and corporate bonds, are recorded at their amortized cost. Their fair value for disclosure purposes is determined using methodologies similar to those described above for available-for-sale securities using Level 2 inputs. If Level 2 inputs are not available, we may utilize pricing models that incorporate unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities (Level 3).  As of December 31, 2016 and 2015, we did not hold any held-to-maturity securities whose fair value was measured using significant unobservable inputs.

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

Subordinated Debentures - The fair values of the subordinated debentures were estimated by discounting the future cash flows (interest payment at a rate of three-month LIBOR plus 3.05% and 1.40%) to their present values using current market rates at which similar bonds would be issued with similar credit ratings as ours and similar remaining maturities. Each interest payment was discounted at the spot rate of the corresponding term, determined based on the yields and terms of comparable trust preferred securities, plus a liquidity premium. In July 2010, the Dodd-Frank Act was signed into law and limits the ability of certain bank holding companies to treat trust preferred security debt issuances as Tier 1 capital. This law effectively closed the trust-preferred securities markets for new issuances and led to the absence of observable or comparable transactions in the market place. Due to the use of unobservable inputs of trust preferred securities, we consider the fair value to be a Level 3 measurement. See Note 7, Borrowings for further information.

Commitments - The value of unrecognized financial instruments is estimated based on the fee income associated with the commitments which, in the absence of credit exposure, is considered to approximate their settlement value. The fair value of commitment fees was not material as of December 31, 2016 and 2015, respectively.

Note 10: Benefit Plans

In 2003, we established a Deferred Compensation Plan that allows certain key Management personnel designated by the Board of Directors of the Bank to defer up to 80% of their salary and 100% of their annual bonus. The plan was amended in 2007 in order to comply with the most recent Internal Revenue Code Section 409A changes. Under the amended plan, amounts deferred earn interest that is equal to the prime rate as published in the Wall Street Journal, on the first business day of the year, which was 3.5% on January 1, 2016, and 3.25% on both January 1, 2015 and 2014. Our deferred compensation obligation totaled $3.2 million and $3.0 million at December 31, 2016 and 2015, respectively, and is included in interest payable and other liabilities.

Page-84

Our 401(k) Defined Contribution Plan (the “401(k) Plan”) commenced in May 1990 and is available to all regular employees at least eighteen years of age who complete ninety days of service, and enter the plan during one of the four open enrollment dates (January 1, April 1, July 1, and October 1) of each year. Under the 401(k) Plan, employees can defer between 1% and 50% of their eligible compensation, up to the maximum amount allowed by the Internal Revenue Code. Contributions to the 401(k) Plan for the employer match are vested at a rate of 20% per year over a five year period. The Bank matched 50% of each participant's contribution prior to 2013 at which time the Bank increased the match to 60%, with a maximum of $4 thousand annually. Employer contributions totaled $589 thousand, $555 thousand and $548 thousand for the years ended December 31, 2016, 2015 and 2014, respectively.

In 1999, the 401(k) Plan was amended to include an employee stock ownership component and was renamed the Bank of Marin Employee Stock Ownership and Savings Plan (the “Plan”). Under the terms of the Plan, as amended, the Board of Directors determines a specific portion of the Bank's profits to be contributed to the employee stock ownership each year either in common stock or in cash for the purchase of Bancorp stock to be allocated to all eligible employees based on a percentage of their salaries, regardless of whether an employee is participating in the 401(k) plan or not. In January 2010, the Bank of Marin Employee Stock Ownership and Savings Plan was split into two plans: Bank of Marin 401(k) Plan and Bank of Marin Employee Stock Ownership Plan ("ESOP"). The same eligibility criteria apply under the ESOP, while employees' contributions are not permitted. For all participants, employer contributions vest over a five year period of service. After five years of service, all employer contributions vest immediately. The Bank of Marin 401(k) Plan was amended in early 2016 to incorporate recent changes in the pension laws, and was amended again in November 2016 to include a Roth 401(k) option.

The Bank contributed cash in the amount of $1.2 million, $1.1 million and $1.2 million in 2016, 2015 and 2014, respectively, to the ESOP, which purchased Bancorp stock at market prices. Cash dividends paid on Bancorp stock held by the ESOP are used to purchase additional shares in the open market. All shares of Bancorp stock held by the ESOP are included in the calculations of basic and diluted earnings per share. The employer contributions to the ESOP and the 401(k) Plan are included in salaries and benefits expense.

On January 1, 2011, we established a Salary Continuation Plan for a select group of Executive Management, who will receive twenty-five percent of their estimated salary at retirement as salary continuation benefit payments upon retirement.  Each participant will need to participate in this plan for five years before vesting begins. After five years, the participant will vest ratably in the benefit over the remaining period until age 65. This Plan is unfunded and nonqualified for tax purposes and for purposes of Title I of the Employee Retirement Income Security Act of 1974. At December 31, 2016 and 2015, respectively, our liability under the Salary Continuation Plan was $1.0 million and $823 thousand recorded in interest payable and other liabilities.

Note 11: Income Taxes

The current and deferred components of the income tax provision for each of the three years ended December 31 are as follows:

(in thousands)	2016	2015	2014
Current tax provision
Federal	$9,710	$7,097	$8,523
State	3,794	2,931	3,195
Total current	13,504	10,028	11,718
Deferred tax provision (benefit)
Federal	(206)	382	(146)
State	48	80	126
Total deferred	(158)	462	(20)
Total income tax provision	$13,346	$10,490	$11,698

Page-85

The following table shows the tax effect of our cumulative temporary differences as of December 31:

(in thousands)	2016	2015
Deferred tax assets:
Allowance for loan losses and off-balance sheet credit commitments	$6,871	$5,918
Net operating loss carryforwards	3,582	4,090
Net unrealized loss on securities available-for-sale	2,543	59
Deferred compensation plan and salary continuation plan	1,773	1,619
State franchise tax	1,300	1,005
Accrued but unpaid expenses	1,251	1,188
Fair value adjustment on acquired loans	799	1,197
Deferred rent and other lease incentives	547	595
Depreciation and disposals on premises and equipment	528	231
Other real estate owned	448	448
Stock-based compensation	398	273
Interest received on non-accrual loans	185	864
Other	196	381
Total gross deferred tax assets	20,421	17,868
Deferred tax liabilities:
Deferred loan origination costs and fees	(2,784)	(2,567)
Unaccreted discount on subordinated debentures	(1,119)	(1,200)
Core deposit intangible asset	(1,085)	(1,309)
Accretion on investment securities	(54)	(55)
Other	(42)	(42)
Total gross deferred tax liabilities	(5,084)	(5,173)
Net deferred tax assets	$15,337	$12,695

As of December 31, 2016, federal and California net operating loss carryforwards ("NOLs") of $6.3 million and $19.3 million, respectively, corresponded to the total $3.6 million deferred tax asset above. If not fully utilized, the federal NOLs will begin to expire in 2029, and the California NOLs will begin to expire in 2028. Based upon the level of historical taxable income and projections for future taxable income over the periods during which the deferred tax assets are expected to be deductible, Management believes it is more likely than not we will realize the benefit of the remaining deferred tax assets. Accordingly, no valuation allowance has been established as of December 31, 2016 or 2015.

The effective tax rate for 2016, 2015 and 2014 differs from the current federal statutory income tax rate as follows:

	2016	2015	2014
Federal statutory income tax rate	35.0%	35.0%	35.0%
Increase (decrease) due to:
California franchise tax, net of federal tax benefit	6.8%	6.8%	6.8%
Tax exempt interest on municipal securities and loans	(4.0)%	(4.2)%	(3.3)%
Tax exempt earnings on bank owned life insurance	(0.8)%	(1.0)%	(0.9)%
Low income housing and qualified zone academy bond tax credits	(0.3)%	(0.2)%	(0.1)%
Other	(0.1)%	(0.1)%	(0.3)%
Effective Tax Rate	36.6%	36.3%	37.2%

Bancorp and the Bank have entered into a tax allocation agreement which provides that income taxes shall be allocated between the parties on a separate entity basis. The intent of this agreement is that each member of the consolidated group will incur no greater tax liability than it would have incurred on a stand-alone basis.

We file a consolidated return in the U.S. Federal tax jurisdiction and a combined return in the State of California tax jurisdiction. There were no ongoing federal or state income tax examinations at the issuance of this report. We are

Page-86

no longer subject to examinations by tax authorities for years before 2013 for federal income tax and before 2012 for California. At December 31, 2016 and 2015, there were no unrecognized tax benefits, and neither the Bank nor Bancorp had accruals for interest and penalties related to unrecognized tax benefits.

Note 12:  Commitments and Contingencies

We rent certain premises under long-term, non-cancelable operating leases expiring at various dates through the year 2032. Most of the leases contain certain renewal options and escalation clauses. At December 31, 2016, the approximate minimum future commitments payable under non-cancelable contracts for leased premises are as follows:

(in thousands)	2017	2018	2019	2020	2021	Thereafter	Total
Operating leases[1]	$3,850	$3,919	$3,725	$3,405	$2,114	$4,069	$21,082
1 Minimum payments have not been reduced by minimum sublease rentals of $151 thousand due in the future under non-cancelable subleases.

Rent expense included in occupancy expense totaled $3.9 million in 2016 and $4.2 million in 2015 and 2014, respectively.

Litigation Matters

We may be party to legal actions which arise from time to time as part of the normal course of our business.  We believe, after consultation with legal counsel, that we have meritorious defenses in these actions, and that litigation contingent liability, if any, will not have a material adverse effect on our financial position, results of operations, or cash flows.

We are responsible for our proportionate share of certain litigation indemnifications provided to Visa U.S.A. ("Visa") by its member banks in connection with lawsuits related to anti-trust charges and interchange fees ("Covered Litigation"). Visa maintains an escrow account from which settlements of, or judgments in, the Covered Litigation are paid. While the accrual related to the Covered Litigation could be higher or lower than the litigation escrow account balance, Visa did not record an additional accrual for the Covered Litigation during 2016. At December 31, 2016, according to the latest SEC Form 10-Q filed by Visa, Inc. on February 2, 2017, the balance of the escrow account was $1.0 billion. Visa had reached a $4.0 billion interchange multidistrict litigation class settlement agreement. However, a number of objectors have appealed and on June 30, 2016, an appellate court reversed the approval of the settlement by the lower court. Until the appeal process is complete, Visa is uncertain whether it will resolve the claims as contemplated by the settlement agreement and additional lawsuits may arise. The conversion rate of Visa Class B common stock held by us to Class A common stock (as discussed in Note 2, Investment Securities) may decrease if Visa makes more Covered Litigation settlement payments in the future, and the full effect on member banks is still uncertain. However, we are not aware of significant future cash settlement payments required by us on the Covered Litigation.

Note 13: Concentrations of Credit Risk

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
Our cash in correspondent bank accounts, at times, may exceed FDIC insured limits. We place cash and cash equivalents with high quality financial institutions, periodically monitor their credit worthiness and limit the amount of credit exposure with any one institution according to regulations. Concentrations of credit risk with respect to investment securities are limited to the U.S. Government, its agencies and Government Sponsored Enterprises ("GSEs") and was $299.5 million, or 72% of our total investment portfolio at December 31, 2016 and $362.6 million, or 74.4% at December 31, 2015.
We also manage our credit exposure related to our loan portfolio to avoid the risk of undue concentration of credits in a particular industry by reducing significant exposure to highly leveraged transactions or to any individual customer or counterparty, and by obtaining collateral as appropriate. No individual borrower accounts for more than 5% of loans held in the portfolio. The largest loan concentration group by industry of the borrowers is real estate, which accounts for 79% and 80% of our loan portfolio at December 31, 2016 and 2015, respectively.

Page-87

Note 14: Derivative Financial Instruments and Hedging Activities

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

As of December 31, 2016, we had five interest rate swap agreements, which are scheduled to mature in June 2031, October 2031, July 2032, August 2037 and October 2037. All of our derivatives are accounted for as fair value hedges. The notional amounts of the interest rate contracts are equal to the notional amounts of the hedged loans. In September 2016 and April 2016, respectively, one interest rate swap scheduled to mature in August 2020 and another one scheduled to mature in June 2020 were terminated as the hedged loans were paid off. In both cases, prepayment fees were collected from the borrowers to settle the interest rate swap liability, resulting in no net gain or loss on the terminations of the swaps and loan pay-offs. Our interest rate swap payments are settled monthly with counterparties. Accrued interest on the swaps totaled $13 thousand and $28 thousand as of December 31, 2016 and 2015, respectively. Information on our derivatives follows:

	Asset derivatives		Liability derivatives
(in thousands)	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015
Fair value hedges:
Interest rate contracts notional amount	$4,217	$4,407	$15,495	$22,187
Interest rate contracts fair value [1]	$55	$3	$933	$1,658

	Years ended December 31,
(in thousands)	2016	2015	2014
Increase (decrease) in value of designated interest rate swaps due to LIBOR interest rate movements recognized in interest income	$778	$280	$(377)
Payment on interest rate swaps recorded in interest income	(556)	(918)	(1,002)
(Decrease) increase in value of hedged loans recognized in interest income	(571)	(308)	662
Decrease in value of yield maintenance agreement recognized against interest income	(94)	(52)	(91)
Net loss on derivatives recognized against interest income [2]	$(443)	$(998)	$(808)

1 See Note 9, Fair Value of Assets and Liabilities for valuation methodology.
2 Includes hedge ineffectiveness gain of $113 thousand, loss of $80 thousand and gain of $194 thousand for the years December 31, 2016, 2015 and 2014, respectively. Changes in value of swaps were included in the assessment of hedge effectiveness. Hedge ineffectiveness is the measure of the extent to which the change in the fair value of the hedging instruments does not exactly offset the change in the fair value of the hedged items from period to period.

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

Page-88

Information on financial instruments that are eligible for offset in the consolidated statements of condition follows:

Offsetting of Financial Assets and Derivative Assets
				Gross Amounts Not Offset in the Statements of Condition
		Gross Amounts	Net Amounts
	Gross Amounts	Offset in the	of Assets Presented
	of Recognized	Statements of	in the Statements	Financial	Cash Collateral
(in thousands)	Assets[1]	Condition	of Condition[1]	Instruments	Received	Net Amount
December 31, 2016
Derivatives by Counterparty:
Counterparty A	$55		$55	$(55)		$—
Total	$55	$—	$55	$(55)	$—	$—

December 31, 2015
Derivatives by Counterparty:
Counterparty A	$3	$—	$3	$(3)	$—	$—
Total	$3	$—	$3	$(3)	$—	$—
1 Amounts exclude accrued interest totaling $1 thousand at both December 31, 2016 and December 31, 2015, respectively.

Offsetting of Financial Liabilities and Derivative Liabilities
				Gross Amounts Not Offset in the Statements of Condition
		Gross Amounts	Net Amounts of
	Gross Amounts	Offset in the	Liabilities Presented
	of Recognized	Statements of	in the Statements of	Financial	Cash Collateral
(in thousands)	Liabilities[2]	Condition	Condition[2]	Instruments	Pledged	Net Amount
December 31, 2016
Derivatives by Counterparty:
Counterparty A	$933		$933	$(55)	(878)	$—
Total	$933	$—	$933	$(55)	$(878)	$—

December 31, 2015
Derivatives by Counterparty:
Counterparty A	$1,390	$—	$1,390	$(3)	$(1,387)	$—
Counterparty B	268	—	268	—	(268)	—
Total	$1,658	$—	$1,658	$(3)	$(1,655)	$—

2 Amounts exclude accrued interest totaling $12 thousand and $27 thousand at December 31, 2016 and December 31, 2015, respectively.

Note 15: Regulatory Matters

We are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements as set forth in the tables below can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a material effect on our consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, we must meet specific capital guidelines that involve quantitative measures of our assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and the Bank’s prompt corrective action classification are also subject to qualitative judgments by the regulators about components of capital, risk weightings and other factors.

Capital ratios are reviewed by Management on a regular basis to ensure that capital exceeds the prescribed regulatory minimums and is adequate to meet our anticipated future needs.  For all periods presented, the Bank’s ratios exceed the regulatory definition of “well capitalized” under the regulatory framework for prompt corrective action and Bancorp’s ratios exceed the required minimum ratios to be considered a well capitalized bank holding company. In addition, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action as of December 31, 2016. There are no conditions or events since that notification that

Page-89

Management believes have changed the Bank’s categories and we expect the Bank to remain well capitalized for prompt corrective action purposes.

In July 2013, the Board of Governors of the Federal Reserve, the FDIC and the Office of the Comptroller of the Currency, finalized regulatory capital rules known as “Basel III.” The rules became effective beginning January 2015, and will be fully phased-in by January 2019. The guidelines, among other things, changed the minimum capital requirements of banks and bank holding companies, by increasing the Tier 1 capital to risk-weighted assets ratio to 6%, and introduced a new requirement to maintain a minimum ratio of common equity Tier 1 capital to risk-weighted assets of 4.5%. By 2019, when fully phased in, the rules will require further increases to certain minimum capital requirements and a capital conservation buffer of an additional 2.5% of risk-weighted assets. Basel III permits certain banks such as us to exclude accumulated other comprehensive income or loss from regulatory capital through a one-time election in the first quarter of 2015. As it was consistent with our existing treatment, there were no changes to our capital ratios as a result of making this election. The changes that affected us most significantly include:

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

The Bancorp’s and Bank's capital adequacy ratios as of December 31, 2016 and 2015 are presented in the following tables. Bancorp's Tier 1 capital includes the subordinated debentures, which are not included at the Bank level. We continued to build capital in 2016 through the accumulation of net income.

Capital Ratios for Bancorp (dollars in thousands)	Actual Ratio		Adequately Capitalized Threshold [1]			Ratio to be a Well Capitalized Bank Holding Company
December 31, 2016	Amount	Ratio	Amount		Ratio	Amount		Ratio
Total Capital (to risk-weighted assets)	$247,453	14.32%	≥ $	149,039	≥ 8.625%	≥ $	172,799	≥ 10.000%
Tier 1 Capital (to risk-weighted assets)	$231,111	13.37%	≥ $	114,479	≥ 6.625%	≥ $	138,239	≥ 8.000%
Tier 1 Capital (to average assets)	$231,111	11.39%	≥ $	81,189	≥ 4.000%	≥ $	101,486	≥ 5.000%
Common Equity Tier 1 (to risk-weighted assets)	$225,925	13.07%	≥ $	88,559	≥ 5.125%	≥ $	112,319	≥ 6.500%
December 31, 2015
Total Capital (to risk-weighted assets)	$227,269	13.37%	≥ $	135,996	≥ 8.000%	≥ $	169,995	≥ 10.000%
Tier 1 Capital (to risk-weighted assets)	$211,521	12.44%	≥ $	101,997	≥ 6.000%	≥ $	135,996	≥ 8.000%
Tier 1 Capital (to average assets)	$211,521	10.67%	≥ $	79,296	≥ 4.000%	≥ $	99,120	≥ 5.000%
Common Equity Tier 1 (to risk-weighted assets)	$206,724	12.16%	≥ $	76,498	≥ 4.500%	≥ $	110,497	≥ 6.500%
[1] The 2016 adequately capitalized threshold includes the capital conservation buffer that was effective January 1, 2016. These ratios are not reflected on a fully phased-in basis, which will occur in January 2019.

Page-90

Capital Ratios for the Bank (dollars in thousands)	Actual Ratio		Adequately Capitalized Threshold [1]			Ratio to be Well Capitalized under Prompt Corrective Action Provisions
December 31, 2016	Amount	Ratio	Amount		Ratio	Amount		Ratio
Total Capital (to risk-weighted assets)	$243,468	14.09%	≥ $	149,016	≥ 8.625%	≥ $	172,772	≥ 10.000%
Tier 1 Capital (to risk-weighted assets)	$227,127	13.15%	≥ $	114,462	≥ 6.625%	≥ $	138,218	≥ 8.000%
Tier 1 Capital (to average assets)	$227,127	11.19%	≥ $	81,176	≥ 4.000%	≥ $	101,469	≥ 5.000%
Common Equity Tier 1 (to risk-weighted assets)	$227,127	13.15%	≥ $	88,546	≥ 5.125%	≥ $	112,302	≥ 6.500%
December 31, 2015
Total Capital (to risk-weighted assets)	$222,830	13.11%	≥ $	135,968	≥ 8.000%	≥ $	169,960	≥ 10.000%
Tier 1 Capital (to risk-weighted assets)	$207,082	12.18%	≥ $	101,976	≥ 6.000%	≥ $	135,968	≥ 8.000%
Tier 1 Capital (to average assets)	$207,082	10.45%	≥ $	79,268	≥ 4.000%	≥ $	99,085	≥ 5.000%
Common Equity Tier 1 (to risk-weighted assets)	$207,082	12.18%	≥ $	76,482	≥ 4.500%	≥ $	110,474	≥ 6.500%
[1] The 2016 adequately capitalized threshold includes the capital conservation buffer that was effective January 1, 2016. These ratios are not reflected on a fully phased-in basis, which will occur in January 2019.

Note 16:  Financial Instruments with Off-Balance Sheet Risk

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

The contractual amount of undrawn loan commitments and standby letters of credit not reflected on the consolidated statements of condition are as follows:

(in thousands)	December 31, 2016	December 31, 2015
Commercial lines of credit	$216,774	$191,305
Revolving home equity lines	148,143	130,359
Undisbursed construction loans	44,798	39,442
Personal and other lines of credit	10,635	11,112
Standby letters of credit	1,939	4,381
Total commitments and standby letters of credit	$422,289	$376,599

We record an allowance for losses on these off-balance sheet commitments based on an estimate of probabilities of these commitments being drawn upon according to our historical utilization experience on different types of commitments and expected loss severity. We set aside an allowance for losses on off-balance sheet commitments in the amount of $899 thousand and $749 thousand as of December 31, 2016 and 2015, respectively, which is recorded in interest payable and other liabilities on the consolidated statements of condition. The increase in the reserve for off-balance sheet commitments in 2016 was primarily due to an increase in commitments and a decrease in average utilization. Approximately 42% of the commitments expire in 2017, approximately 42% expire between 2018 and 2024 and approximately 16% expire thereafter.

Page-91

Note 17:  Condensed Bank of Marin Bancorp Parent Only Financial Statements

Presented below is financial information for Bank of Marin Bancorp, parent holding company only.

CONDENSED UNCONSOLIDATED STATEMENTS OF CONDITION
December 31, 2016 and 2015

(in thousands)	2016	2015
Assets
Cash and due from Bank of Marin	$3,568	$3,796
Investment in bank subsidiary	232,431	215,722
Other assets	670	770
Total assets	$236,669	$220,288

Liabilities and Stockholders' Equity
Subordinated debentures	$5,586	$5,395
Accrued expenses payable	96	109
Other liabilities	424	311
Total liabilities	6,106	5,815
Stockholders' equity	230,563	214,473
Total liabilities and stockholders' equity	$236,669	$220,288

CONDENSED UNCONSOLIDATED STATEMENTS OF INCOME
Years ended December 31, 2016, 2015 and 2014

(in thousands)	2016	2015	2014
Income
Dividends from bank subsidiary	$6,400	$6,500	$—
Miscellaneous Income	7	6	8
Total income	6,407	6,506	8
Expense
Interest expense	435	420	421
Non-interest expense	984	973	851
Total expense	1,419	1,393	1,272
Income (loss) before income taxes and equity in undistributed net income of subsidiary	4,988	5,113	(1,264)
Income tax benefit	594	583	532
Income (loss) before equity in undistributed net income of subsidiary	5,582	5,696	(732)
Earnings of bank subsidiary greater (less) than dividends received from bank subsidiary	17,552	12,745	20,503
Net income	$23,134	$18,441	$19,771

Page-92

CONDENSED UNCONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2016, 2015 and 2014

(in thousands)	2016	2015	2014
Cash Flows from Operating Activities:
Net income	$23,134	$18,441	$19,771
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Earnings of bank subsidiary greater than dividends received from bank subsidiary	(17,552)	(12,745)	(20,503)
Net change in operating assets and liabilities:
Accretion of discount on subordinated debentures	191	210	216
Other assets	353	(298)	(88)
Intercompany receivable	171	(18)	—
Other liabilities	(302)	368	(99)
Net cash provided by (used in) operating activities	5,995	5,958	(703)
Cash Flows from Investing Activities:
Capital contribution to subsidiary	(1,285)	(1,156)	(1,475)
Net cash used in investing activities	(1,285)	(1,156)	(1,475)
Cash Flows from Financing Activities:
Stock options exercised and stock purchases	1,285	1,156	1,475
Dividends paid on common stock	(6,223)	(5,390)	(4,733)
Net cash used by financing activities	(4,938)	(4,234)	(3,258)
Net (decrease) increase in cash and cash equivalents	(228)	568	(5,436)
Cash and cash equivalents at beginning of period	3,796	3,228	8,664
Cash and cash equivalents at end of period	$3,568	$3,796	$3,228
Supplemental schedule of non-cash investing and financing activities:
Stock issued in payment of director fees	$234	$275	$236

End of 2016 Audited Consolidated Financial Statements

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.    CONTROLS AND PROCEDURES

(A)    Evaluation of Disclosure Controls and Procedures

Bank of Marin Bancorp and its subsidiary (the "Company") conducted an evaluation under the supervision and with the participation of our Management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act of 1934 (the “Act”)) as of the end of the period covered by this report. The term disclosure controls and procedures means controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Act is accumulated and communicated to our Management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Page-93

(B)    Management's Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rules 13a-15(f) promulgated under the 1934 Act). The internal control process has been designed under our supervision to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America. Management conducted an assessment of the effectiveness of internal control over financial reporting as of December 31, 2016, utilizing the framework established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, Management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2016.

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

(C)    Audit Report of the Registered Public Accounting Firm

The Company's independent registered public accounting firm, Moss Adams, LLP, has audited the effectiveness of internal control over financial reporting as of December 31, 2016 as stated in their audit report, which is included in item 8 and incorporated herein by reference.

(D)    Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2016, there were no significant changes that materially affected, or are reasonably likely to affect, our internal control over financial reporting identified in connection with the evaluation mentioned in (B) above.

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference from our Proxy Statement for the 2017 Annual Meeting of Shareholders. Bancorp and the Bank have adopted a Code of Ethics that applies to all staff including the Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer. A copy of the Code of Ethical Conduct, which is also included on our website, will be provided to any person, without charge, upon written request to Corporate Secretary, Bank of Marin Bancorp, 504 Redwood Boulevard, Suite 100, Novato, CA 94947. During 2016 there were no changes in the procedures for the election or nomination of directors.

ITEM 11.     EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference from our Proxy Statement for the 2017 Annual Meeting of Shareholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND

Page-94

RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference from Item 5 above, Note 8 to our audited consolidated financial statements and our Proxy Statement for the 2017 Annual Meeting of Shareholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference from our Proxy Statement for the 2017 Annual Meeting of Shareholders.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference from our Proxy Statement for the 2017 Annual Meeting of Shareholders.

Page-95

PART IV

ITEM 15.    Exhibits and Financial Statement Schedules

(A)     Documents Filed as Part of this Report

1.     Financial Statements

The financial statements and supplementary data listed below are filed as part of this report under Item 8, captioned Financial Statements and Supplementary Data.
Report of Independent Registered Public Accounting Firm for the years ended December 31, 2016, 2015 and 2014
Management's Report on Internal Control over Financial Reporting
Consolidated Statements of Condition as of December 31, 2016 and 2015
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2016, 2015 and 2014
Consolidated Statement of Changes in Stockholders' Equity for the Years Ended December 31, 2016, 2015 and 2014
Consolidated Statement of Cash Flows for the Years Ended December 31, 2016, 2015 and 2014
Notes to Consolidated Financial Statements

2.     Financial Statement Schedules

All financial statement schedules have been omitted, as they are inapplicable or the required information is included in the financial statements or notes thereto.

(B)    Exhibits Filed

The following exhibits are filed as part of this report or hereby incorporated by references to filings previously made with the SEC.

Page-96

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
2.01	Modified Whole Bank Purchase and Assumption Agreement dated February 18, 2011 among Federal Deposit Insurance Corporation, Receiver of Charter Oak Bank, Napa, California, Federal Deposit Insurance Corporation, and Bank of Marin	8-K	001-33572	99.2	February 28, 2011
2.02	Agreement and Plan of Merger with NorCal Community Bancorp, dated July 1, 2013	8-K	001-33572	2.1	July 5, 2013
3.01	Articles of Incorporation, as amended	10-Q	001-33572	3.01	November 7, 2007
3.02	Bylaws	10-Q	001-33572	3.02	May 9, 2011
3.02a	Bylaw Amendment	8-K	001-33572	3.03	July 6, 2015
4.01	Rights Agreement dated as of July 2, 2007	8-A12B	001-33572	4.1	July 2, 2007
4.01a	Rights Agreement, Amendment No. 1, dated June 17, 2016	8-K	001-33572	4.2	June 22, 2016
10.01	2007 Employee Stock Purchase Plan	S-8	333-144810	4.1	July 24, 2007
10.03	1999 Stock Option Plan	S-8	333-144808	4.1	July 24, 2007
10.04	2007 Equity Plan	S-8	333-144809	4.1	July 24, 2007
10.05	2010 Director Stock Plan	S-8	333-167639	4.1	June 21, 2010
10.06	Form of Indemnification Agreement for Directors and Executive Officers dated August 9, 2007	10-Q	001-33572	10.06	November 7, 2007
10.07	Form of Employment Agreement dated January 23, 2009	8-K	001-33572	10.1	January 26, 2009
10.09	2010 Annual Individual Incentive Compensation Plan	8-K	001-33572	99.1	October 21, 2010
10.10a	Salary Continuation Agreements with executive officers, Russell Colombo, Chief Executive Officer, and Peter Pelham, Director of Retail Banking, dated January 1, 2011	8-K	001-33572	10.1 10.4	January 6, 2011
10.10b	Salary Continuation Agreements with executive officers Tani Girton, Chief Financial Officer, dated October 18, 2013 and Elizabeth Reizman, Chief Credit Officer, dated July 20, 2014	8-K	001-33572	10.2 10.3	November 4, 2014
10.10c	Salary Continuation Agreement for executive officer Timothy Myers, Executive Vice President and Commercial Banking Manager, dated May 28, 2015	8-K	001-33572	10.4	June 2, 2015
10.11	2007 Form of Change in Control Agreement	8-K	001-33572	10.1	October 31, 2007
10.12	Information Technology Services Agreement with Fidelity Information Services, LLC, dated July 11, 2012	8-K	001-33572	10.1	July 17, 2012
11.01	Earnings Per Share Computation - included in Note 1 to the Consolidated Financial Statements					Filed
14.02	Code of Ethical Conduct, dated June 17, 2016		001-33572	14.02		Filed
23.01	Consent of Moss Adam LLP					Filed
31.01	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					Filed
31.02	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					Filed
32.01	Certification pursuant to 18 U.S.C. §1350 as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002					Filed
101.01*	XBRL Interactive Data File					Furnished
*    As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

Page-97

ITEM 16.     Form 10-K Summary

None.

Page-98

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bank of Marin Bancorp (registrant)

March 13, 2017	/s/ Russell A. Colombo
Date	Russell A. Colombo
President &
Chief Executive Officer
(Principal Executive Officer)

March 13, 2017	/s/ Tani Girton
Date	Tani Girton
Executive Vice President &
Chief Financial Officer
(Principal Financial Officer)

March 13, 2017	/s/ Cecilia Situ
Date	Cecilia Situ
First Vice President &
Manager of Finance & Treasury
(Principal Accounting Officer)

Page-99

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated:	March 13, 2017	/s/ Tani Girton
Tani Girton
Executive Vice President & Chief Financial Officer
(Principal Financial Officer)

Dated:	March 13, 2017	/s/ Cecilia Situ
Cecilia Situ
First Vice President & Manager of Finance & Treasury
(Principal Accounting Officer)

Members of Bank of Marin Bancorp's Board of Directors

Dated:	March 13, 2017	/s/ Brian M. Sobel
Brian M. Sobel
Chairman of the Board

Dated:	March 13, 2017	/s/ Russell A. Colombo
Russell A. Colombo
President & Chief Executive Officer
(Principal Executive Officer)

Dated:	March 13, 2017	/s/ James C. Hale
James C. Hale

Dated:	March 13, 2017	/s/ Robert Heller
Robert Heller

Dated:	March 13, 2017	/s/ Norma J. Howard
Norma J. Howard

Dated:	March 13, 2017	/s/ Kevin Kennedy
Kevin Kennedy

Dated:	March 13, 2017	/s/ William H. McDevitt, Jr.
William H. McDevitt, Jr.

Dated:	March 13, 2017	/s/ Leslie Murphy
Leslie Murphy

Dated:	March 13, 2017	/s/ Michaela Rodeno
Michaela Rodeno

Dated:	March 13, 2017	/s/ Joel Sklar
Joel Sklar, M.D.

Page-100

EXHIBIT INDEX

Exhibit No.	Description	Location

14.02	Code of Ethical Conduct, dated June 17, 2016	Filed herewith.

23.01	Consent of Moss Adams LLP.	Filed herewith.

31.01	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.02	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.01	Certification pursuant to 18 U.S.C. §1350 as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

Page-101