Form 10-Q
period 2017-03-31
Bank of Marin Bancorp
filed 2017-05-08
CIK 1403475

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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
Yes ☒                   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐		Accelerated filer ☒
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐

Indicate by check mark if the registrant is a shell company, as defined in Rule 12b-2 of the Exchange Act.
Yes   ☐     No  ☒

As of April 30, 2017, there were 6,149,006 shares of common stock outstanding.

Page-2

PART I       FINANCIAL INFORMATION

ITEM 1.  Financial Statements

BANK OF MARIN BANCORP CONSOLIDATED STATEMENTS OF CONDITION at March 31, 2017 and December 31, 2016

(in thousands, except share data; unaudited)	March 31, 2017	December 31, 2016
Assets
Cash and due from banks	$73,162	$48,804
Investment securities
Held-to-maturity, at amortized cost	172,272	44,438
Available-for-sale, at fair value	241,684	372,580
Total investment securities	413,956	417,018
Loans, net of allowance for loan losses of $15,219 and $15,442 at March 31, 2017 and December 31, 2016, respectively	1,462,351	1,471,174
Bank premises and equipment, net	8,336	8,520
Goodwill	6,436	6,436
Core deposit intangible	2,462	2,580
Interest receivable and other assets	67,005	68,961
Total assets	$2,033,708	$2,023,493

Liabilities and Stockholders' Equity
Liabilities
Deposits
Non-interest bearing	$878,416	$817,031
Interest bearing
Transaction accounts	100,628	100,723
Savings accounts	159,889	163,516
Money market accounts	494,324	539,967
Time accounts	146,012	151,463
Total deposits	1,779,269	1,772,700
Subordinated debentures	5,628	5,586
Interest payable and other liabilities	13,825	14,644
Total liabilities	1,798,722	1,792,930

Stockholders' Equity
Preferred stock, no par value, Authorized - 5,000,000 shares, none issued	—	—
Common stock, no par value, Authorized - 15,000,000 shares; Issued and outstanding - 6,148,486 and 6,127,314 at March 31, 2017 and December 31, 2016, respectively	87,911	87,392
Retained earnings	149,357	146,464
Accumulated other comprehensive loss, net	(2,282)	(3,293)
Total stockholders' equity	234,986	230,563
Total liabilities and stockholders' equity	$2,033,708	$2,023,493

The accompanying notes are an integral part of these consolidated financial statements (unaudited).

Page-3

BANK OF MARIN BANCORP CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three months ended
(in thousands, except per share amounts; unaudited)	March 31, 2017	March 31, 2016
Interest income
Interest and fees on loans	$15,849	$17,141
Interest on investment securities
Securities of U.S. government agencies	1,518	1,352
Obligations of state and political subdivisions	568	586
Corporate debt securities and other	37	105
Interest on Federal funds sold and short-term investments	60	11
Total interest income	18,032	19,195
Interest expense
Interest on interest-bearing transaction accounts	29	27
Interest on savings accounts	15	14
Interest on money market accounts	113	111
Interest on time accounts	146	196
Interest on Federal Home Loan Bank ("FHLB") and other borrowings	—	100
Interest on subordinated debentures	108	109
Total interest expense	411	557
Net interest income	17,621	18,638
Provision for loan losses	—	—
Net interest income after provision for loan losses	17,621	18,638
Non-interest income
Service charges on deposit accounts	452	456
Wealth Management and Trust Services	503	566
Debit card interchange fees	372	338
Merchant interchange fees	96	113
Earnings on bank-owned life insurance	209	201
Dividends on FHLB stock	232	169
Gains on investment securities, net	—	110
Other income	251	210
Total non-interest income	2,115	2,163
Non-interest expense
Salaries and related benefits	7,475	6,748
Occupancy and equipment	1,319	1,281
Depreciation and amortization	481	453
Federal Deposit Insurance Corporation insurance	161	261
Data processing	939	856
Professional services	522	498
Directors' expense	158	189
Information technology	198	193
Provision for losses on off-balance sheet commitments	165	—
Other expense	1,593	1,531
Total non-interest expense	13,011	12,010
Income before provision for income taxes	6,725	8,791
Provision for income taxes	2,177	3,145
Net income	$4,548	$5,646
Net income per common share:
Basic	$0.75	$0.93
Diluted	$0.74	$0.93
Weighted average shares:
Basic	6,092	6,048
Diluted	6,172	6,090
Dividends declared per common share	$0.27	$0.25
Comprehensive income:
Net income	$4,548	$5,646
Other comprehensive income
Change in net unrealized gain or loss on available-for-sale securities	1,674	2,923
Amortization of net unrealized loss on available for sale securities transferred to held-to-maturity securities	41	—
Reclassification adjustment for gains on available-for-sale securities included in net income	—	(110)
Net change in unrealized loss on available-for-sale securities, before tax	1,715	2,813
Tax effect	704	1,174
Other comprehensive income, net of tax	1,011	1,639
Comprehensive income	$5,559	$7,285
The accompanying notes are an integral part of these consolidated financial statements (unaudited).

Page-4

BANK OF MARIN BANCORP CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
for the year ended December 31, 2016 and the three months ended March 31, 2017

(in thousands, except share data; unaudited)	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Taxes	Total
	Shares	Amount
Balance at December 31, 2015	6,068,543	$84,727	$129,553	$193	$214,473
Net income	—	—	23,134	—	23,134
Other comprehensive loss	—	—	—	(3,486)	(3,486)
Stock options exercised	36,117	1,227	—	—	1,227
Excess tax benefit - stock-based compensation	—	161	—	—	161
Stock issued under employee stock purchase plan	621	32	—	—	32
Restricted stock granted	16,910	—	—	—	—
Stock-based compensation - stock options	—	347	—	—	347
Stock-based compensation - restricted stock	—	638	—	—	638
Cash dividends paid on common stock	—	—	(6,223)	—	(6,223)
Stock purchased by directors under director stock plan	516	26	—	—	26
Stock issued in payment of director fees	4,607	234	—	—	234
Balance at December 31, 2016	6,127,314	$87,392	$146,464	$(3,293)	$230,563
Net income	—	—	4,548	—	4,548
Other comprehensive income	—	—	—	1,011	1,011
Stock options exercised, net of shares surrendered for cashless exercises and tax withholdings	5,285	28	—	—	28
Stock issued under employee stock purchase plan	154	9	—	—	9
Restricted stock granted	14,230	—	—	—	—
Stock-based compensation - stock options	—	174	—	—	174
Stock-based compensation - restricted stock	—	204	—	—	204
Cash dividends paid on common stock	—	—	(1,655)	—	(1,655)
Stock purchased by directors under director stock plan	315	22	—	—	22
Stock issued in payment of director fees	1,188	82	—	—	82
Balance at March 31, 2017	6,148,486	$87,911	$149,357	$(2,282)	$234,986

The accompanying notes are an integral part of these consolidated financial statements (unaudited).

Page-5

BANK OF MARIN BANCORP CONSOLIDATED STATEMENTS OF CASH FLOWS
for the three months ended March 31, 2017 and 2016

(in thousands; unaudited)	March 31, 2017	March 31, 2016
Cash Flows from Operating Activities:
Net income	$4,548	$5,646
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for losses on off-balance sheet commitments	165	—
Compensation expense via common stock for director fees	73	71
Stock-based compensation expense	378	214
Amortization of core deposit intangible	118	133
Amortization of investment security premiums, net of accretion of discounts	762	742
Accretion of discount on acquired loans	(240)	(428)
Accretion of discount on subordinated debentures	42	50
Net amortization of deferred loan origination costs/fees	75	75
Gain on sale of investment securities	—	(110)
Depreciation and amortization	481	453
Gain on sale of repossessed assets	(1)	—
Earnings on bank-owned life insurance policies	(209)	(201)
Net change in operating assets and liabilities:
Deferred rent and other rent-related expenses	145	(51)
Interest receivable and other assets	1,305	2,072
Interest payable and other liabilities	(674)	(1,068)
Total adjustments	2,420	1,952
Net cash provided by operating activities	6,968	7,598
Cash Flows from Investing Activities:
Purchase of held-to-maturity securities	(2,991)	—
Purchase of available-for-sale securities	(5,590)	(3,636)
Proceeds from sale of available-for-sale securities	—	54,985
Proceeds from paydowns/maturity of held-to-maturity securities	4,001	6,237
Proceeds from paydowns/maturity of available-for-sale securities	8,594	32,548
Loans originated and principal collected, net	8,875	10,821
Purchase of premises and equipment	(297)	(57)
Proceeds from sale of repossessed assets	170	—
Cash paid for low income housing tax credit investment	(345)	(76)
Net cash provided by investing activities	12,417	100,822
Cash Flows from Financing Activities:
Net increase (decrease) in deposits	6,569	(46,880)
Proceeds from stock options exercised	88	1,035
Payment of tax withholdings for stock options exercised	(60)	—
Proceeds from stock issued under employee and director stock purchase plans	31	20
Repayment of borrowings	—	(47,650)
Cash dividends paid on common stock	(1,655)	(1,518)
Net cash provided by (used in) financing activities	4,973	(94,993)
Net increase in cash and cash equivalents	24,358	13,427
Cash and cash equivalents at beginning of period	48,804	26,343
Cash and cash equivalents at end of period	$73,162	$39,770
Supplemental disclosure of cash flow information:
Cash paid for interest	$373	$498
Cash paid for income taxes	$—	$505
Supplemental disclosure of non-cash investing and financing activities:
Change in net unrealized gain or loss on available-for-sale securities	$1,674	$2,813
Securities transferred from available-for-sale to held-to-maturity	$128,965	$—
Amortization of net unrealized loss on available-for sale securities transferred to held-to-maturity	$41	$—
Stock issued in payment of director fees	$82	$137

The accompanying notes are an integral part of these consolidated financial statements (unaudited).

Page-6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1:  Basis of Presentation

The consolidated financial statements include the accounts of Bank of Marin Bancorp (“Bancorp”), a bank holding company, and its wholly-owned bank subsidiary, Bank of Marin (the “Bank”), a California state-chartered commercial bank. References to “we,” “our,” “us” mean the holding company and the Bank that are consolidated for financial reporting purposes. The accompanying unaudited consolidated interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been condensed or omitted pursuant to those rules and regulations. Although we believe that the disclosures are adequate and the information presented is not misleading, we suggest that these interim financial statements be read in conjunction with the annual financial statements and the notes thereto included in our 2016 Annual Report on Form 10-K.  In the opinion of Management, the unaudited consolidated financial statements reflect all adjustments which are necessary for a fair presentation of the consolidated financial position, the results of operations, changes in comprehensive income, changes in stockholders’ equity, and cash flows for the periods presented. All material intercompany transactions have been eliminated. The results of these interim periods may not be indicative of the results for the full year or for any other period. We have evaluated subsequent events through the date of filing with the SEC and have determined that there are no subsequent events that require additional recognition or disclosure.

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

The following table shows: 1) weighted average basic shares, 2) potentially dilutive weighted average common shares related to stock options and unvested restricted stock awards, and 3) weighted average diluted shares. Basic earnings per share (“EPS”) are calculated by dividing net income by the weighted average number of common shares outstanding during each period, excluding unvested restricted stock awards. Diluted EPS are calculated using the weighted average number of potentially dilutive common shares. The number of potentially dilutive common shares included in the quarterly diluted EPS is computed using the average market prices during the three months included in the reporting period under the treasury stock method. The number of potentially dilutive common shares included in year-to-date diluted EPS is a year-to-date weighted average of potentially dilutive common shares included in each quarterly diluted EPS computation. We have two forms of outstanding common stock: common stock and unvested restricted stock awards. Holders of unvested restricted stock awards receive non-forfeitable dividends at the same rate as common shareholders and they both share equally in undistributed earnings. Under the two-class method, the difference in EPS is not significant for these participating securities.

	Three months ended
(in thousands, except per share data)	March 31, 2017	March 31, 2016
Weighted average basic shares outstanding	6,092	6,048
Potentially dilutive common shares related to:
Stock options	62	35
Unvested restricted stock awards	18	7
Weighted average diluted shares outstanding	6,172	6,090
Net income	$4,548	$5,646
Basic EPS	$0.75	$0.93
Diluted EPS	$0.74	$0.93
Weighted average anti-dilutive shares not included in the calculation of diluted EPS	13	48

Page-7

Note 2: Recently Adopted and Issued Accounting Standards

In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-05, Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships. A contract novation refers to replacing one of the parties to a derivative instrument with a new party. This ASU clarifies that a change in counterparty in a derivative instrument does not, in and of itself, require dedesignation of that hedging relationship and therefore discontinue the application of hedge accounting. We adopted the amendments prospectively effective January 1, 2017, which did not have a material impact on our financial condition or results of operations as there were no changes in counterparties.

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"). This ASU identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as equity or liabilities, forfeiture accounting, and classifications on the statement of cash flows. We adopted the requirements of this ASU effective January 1, 2017, which impacted the following areas:

Forfeiture rates: We have elected to account for forfeitures as they occur. Previously, we accounted for forfeitures based on an estimate of the number of awards expected to vest. The policy change was applied using a modified retrospective approach and did not have a material effect on our financial condition or results of operations.

Income taxes: We have recorded excess tax benefits (deficiencies) resulting from the exercise of non-qualified stock options, the disqualifying disposition of incentive stock options and vesting of restricted stock awards as tax benefits (expense) in the consolidated statements of comprehensive income with a corresponding decrease (increase) to current taxes payable. Previous to the adoption of this ASU, excess tax benefits (deficiencies) were recognized as an increase to common stock in the consolidated statements of changes in stockholders' equity. In addition, we have reflected excess tax benefits as an operating activity in the consolidated statements of cash flows. Previous to the adoption of this ASU, excess tax benefits were shown as a financing activity. We applied the amendment prospectively and prior period financial statements have not been restated. For the three months ended March 31, 2017, we recognized $133 thousand in excess tax benefits recorded as a reduction to income tax expense.

Statutory tax withholding: Cash paid for tax withholdings when shares are surrendered in a cashless stock option exchange has been classified as a financing activity in the consolidated statements of cash flows. There were no shares surrendered for tax withholdings prior to the adoption of ASU 2016-09.

In March 2017, the FASB issued ASU No. 2017-08, Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities. The amendments in this ASU shorten the amortization period for certain callable debt securities purchased at a premium and requires the premium to be amortized to the earliest call date. The ASU is effective for annual periods beginning after December 15, 2018, including interim periods within those periods. We early adopted this ASU effective January 1, 2017, which did not have a material impact on our financial condition and results of operations.

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

Page-8

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

Our revenue is mainly comprised of interest income on financial instruments, which is explicitly excluded from the scope of ASU 2014-09. While the recognition of certain revenue arrangements of components of our non-interest income may be affected by the ASU, we do not expect it to have a material impact on our financial condition and results of operations.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The amendments in this ASU intend to increase transparency and comparability among organizations by recognizing an asset, which represents the right to use the asset for the lease term, and a lease liability, which is a lessee's obligation to make lease payments measured on a discounted basis. This ASU generally applies to leasing arrangements exceeding a twelve month term. ASU 2016-02 is effective for annual periods, including interim periods within those annual periods beginning after December 15, 2018 and requires a modified retrospective method of adoption. Early application of the amendments is permitted. We intend to adopt this ASU during the first quarter of 2019, as required, and are currently evaluating accounting solutions. As of March 31, 2017, our undiscounted operating lease obligations that were off-balance sheet totaled $20.4 million (See Note 8, Commitments and Contingencies). Upon adoption of this ASU, the present values of leases currently classified as operating leases will be recognized as lease assets and liabilities on our balance sheet. Additional disclosures of key information about our leasing arrangements will also be required. We do not expect the ASU will have a material impact on our capital ratios or return on average assets when adopted and we are currently evaluating the effect the ASU will have on other components of our financial condition and results of operations.

Page-9

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. Under the new guidance, entities will be required to measure expected credit losses by utilizing forward-looking information to assess an entity's allowance for credit losses. The measurement of expected credit losses will be based on historical experience, current conditions and reasonable and supportable forecasts that affect the collectability of a credit over its remaining life. In addition, the ASU amends the accounting for potential credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Management refined our allowance for loan loss model in 2016 and enhanced our loan-level data collection and methodology for analyzing credit losses in preparation for the new accounting standards. We will continue our evaluation of the provisions of this ASU and will be monitoring developments, additional guidance and the potential outcome the amendments will have on our financial condition and results of operations upon adoption in the first quarter of 2020.

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

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The amendments are intended to help companies evaluate whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses and provide a more robust framework to use in determining when a set of assets and activities is a business. The amendments are effective for annual periods after December 31, 2017, including interim periods within those periods. The amendments will be adopted prospectively. We will consider these amendments in our evaluation of the accounting for any future business acquisitions or asset disposals.

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

Page-10

Transfers between levels of the fair value hierarchy are recognized through our monthly and/or quarterly valuation process in the reporting period during which the event or circumstances that caused the transfer occurred.

The following table summarizes our assets and liabilities that were required to be recorded at fair value on a recurring basis.

(in thousands) Description of Financial Instruments	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2017
Securities available-for-sale:
Mortgage-backed securities and collateralized mortgage obligations issued by U.S. government agencies	$123,121	$—	$122,531	$590
Debentures of government sponsored agencies	35,386	—	35,386	—
Privately-issued collateralized mortgage obligations	305	—	305	—
Obligations of state and political subdivisions	77,843	—	77,843	—
Corporate bonds	5,029	—	5,029	—
Derivative financial assets (interest rate contracts)	70	—	70	—
Derivative financial liabilities (interest rate contracts)	837	—	837	—
December 31, 2016
Securities available-for-sale:
Mortgage-backed securities and collateralized mortgage obligations issued by U.S. government agencies	$254,041	$—	$253,434	$607
Debentures of government sponsored agencies	35,403	—	35,403	—
Privately-issued collateralized mortgage obligations	419	—	419	—
Obligations of state and political subdivisions	77,701	—	77,701	—
Corporate bonds	5,016	—	5,016	—
Derivative financial assets (interest rate contracts)	55	—	55	—
Derivative financial liabilities (interest rate contracts)	933	—	933	—

Securities available-for-sale are recorded at fair value on a recurring basis. When available, quoted market prices (Level 1) are used to determine the fair value of securities available-for-sale. If quoted market prices are not available, we obtain pricing information from a reputable third-party service provider, who may utilize valuation techniques that use current market-based or independently sourced parameters, such as bid/ask prices, dealer-quoted prices, interest rates, benchmark yield curves, prepayment speeds, probability of default, loss severity and credit spreads (Level 2).   Level 2 securities include obligations of state and political subdivisions, U.S. agencies or government-sponsored agencies' debt securities, mortgage-backed securities, government agency-issued, privately-issued collateralized mortgage obligations, and corporate bonds. As of March 31, 2017 and December 31, 2016, there were no securities that were considered Level 1 securities. As of March 31, 2017, we had one available-for-sale security that was considered a Level 3 security. The security is a U.S. government agency obligation collateralized by a small number of business equipment loans guaranteed by the Small Business Administration ("SBA") program. The security is not actively traded and is owned only by a few investors. The significant unobservable data that is reflected in the fair value measurement include dealer quotes, projected prepayment speeds/average life and credit information, among other things. The unrealized gain or loss on this SBA-guaranteed security increased by $2 thousand in the same period recorded as part of other comprehensive income.

Securities held-to-maturity may be written down to fair value (determined using the same techniques discussed above for securities available-for-sale) as a result of other-than-temporary impairment, and we did not record any write-downs during 2017 or 2016.

On a recurring basis, derivative financial instruments are recorded at fair value, which is based on the income approach using observable Level 2 market inputs, reflecting market expectations of future interest rates as of the measurement date.  Standard valuation techniques are used to calculate the present value of the future expected cash flows assuming

Page-11

an orderly transaction.  Valuation adjustments may be made to reflect both our own credit risk and the counterparties’ credit risk in determining the fair value of the derivatives. Level 2 inputs for the valuations are limited to observable market prices for London Interbank Offered Rate ("LIBOR") and Overnight Index Swap ("OIS") rates (for the very short term), quoted prices for LIBOR futures contracts, observable market prices for LIBOR and OIS swap rates, and one-month and three-month LIBOR basis spreads at commonly quoted intervals.  Mid-market pricing of the inputs is used as a practical expedient in the fair value measurements.  We project spot rates at reset days specified by each swap contract to determine future cash flows, then discount to present value using either LIBOR or OIS curves depending on whether the swap positions are fully collateralized as of the measurement date.  When the value of any collateral placed with counterparties is less than the interest rate derivative liability, a credit valuation adjustment ("CVA") is applied to reflect the credit risk we pose to counterparties.  We have used the spread between the Standard & Poor's BBB rated U.S. Bank Composite rate and LIBOR for the closest maturity term corresponding to the duration of the swaps to derive the CVA. A similar credit risk adjustment, correlated to the credit standing of the counterparty, is made when collateral posted by the counterparty does not fully cover their liability to the Bank. For further discussion on our methodology in valuing our derivative financial instruments, refer to Note 9, Derivative Financial Instruments and Hedging Activities.

Certain financial assets may be measured at fair value on a non-recurring basis. These assets are subject to fair value adjustments that result from the application of the lower of cost or fair value accounting or write-downs of individual assets, such as impaired loans and other real estate owned ("OREO").

The following table presents the carrying value of assets measured at fair value on a non-recurring basis and that were held in the consolidated statements of condition at each respective period end, by level within the fair value hierarchy as of March 31, 2017 and December 31, 2016.

(in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2017
Other real estate owned	238	—	—	238
December 31, 2016
Other real estate owned	408	—	—	408

When a loan is identified as impaired, it is reported at the lower of cost or fair value, measured based on the loan's observable market price (Level 1) or the current net realizable value of the underlying collateral securing the loan, if the loan is collateral dependent (Level 3).  Net realizable value of the underlying collateral is the fair value of the collateral less estimated selling costs and any prior liens. Appraisals, recent comparable sales, offers and listing prices are factored in when valuing the collateral. We review and verify the qualifications and licenses of the certified general appraisers used for appraising commercial properties or certified residential appraisers for residential properties. Real estate appraisals may utilize a combination of approaches including replacement cost, sales comparison and the income approach. Comparable sales and income data are analyzed by the appraisers and adjusted to reflect differences between them and the subject property such as property characteristics, leasing status and physical condition. When appraisals are received, Management reviews the underlying assumptions and methodology utilized, as well as the overall resulting value in conjunction with independent data sources such as recent market data and industry-wide statistics. We generally use a 6% discount for selling costs which is applied to all properties, regardless of size. Appraised values may be adjusted to reflect changes in market conditions that have occurred subsequent to the appraisal date, or for revised estimates regarding the timing or cost of the property sale. These adjustments are based on qualitative judgments made by Management on a case-by-case basis and are generally unobservable valuation inputs as they are specific to the underlying collateral. There have been no significant changes in the valuation techniques during 2017. As of March 31, 2017 and December 31, 2016, there were no collateral-dependent loans whose principal balances had been written down to the values of the underlying collateral.

OREO represents collateral acquired through foreclosure and is initially recorded at fair value as established by a current appraisal, adjusted for disposition costs. Subsequently, OREO is measured at lower of cost or fair value. OREO values are reviewed on an ongoing basis and any subsequent decline in fair value is recorded as a foreclosed asset expense in the current period. The value of OREO is determined based on independent appraisals, similar to the process used for impaired loans, discussed above, and is classified as Level 3. All OREO resulted from an acquisition. There were no changes in the estimated fair values of OREO during the first three months of 2017 or 2016.

Page-12

Disclosures about Fair Value of Financial Instruments

The table below is a summary of fair value estimates for financial instruments as of March 31, 2017 and December 31, 2016, excluding financial instruments recorded at fair value on a recurring basis (summarized in the first table in this note). The carrying amounts in the following table are recorded in the consolidated statements of condition under the indicated captions. Further, we have not disclosed the fair value of financial instruments specifically excluded from disclosure requirements such as bank-owned life insurance policies ("BOLI"). Additionally, we hold shares of FHLB stock and Visa Inc. Class B common stock at cost. These shares are restricted from resale and their values are discussed in Note 4, Investment Securities.

	March 31, 2017			December 31, 2016
(in thousands)	Carrying Amounts	Fair Value	Fair Value Hierarchy	Carrying Amounts	Fair Value	Fair Value Hierarchy
Financial assets
Cash and cash equivalents	$73,162	$73,162	Level 1	$48,804	$48,804	Level 1
Investment securities held-to-maturity	172,272	172,421	Level 2	44,438	45,097	Level 2
Loans, net	1,462,351	1,444,456	Level 3	1,471,174	1,473,360	Level 3
Interest receivable	5,721	5,721	Level 2	6,319	6,319	Level 2
Financial liabilities
Deposits	1,779,269	1,779,533	Level 2	1,772,700	1,773,102	Level 2
Subordinated debentures	5,628	5,162	Level 3	5,586	5,083	Level 3
Interest payable	131	131	Level 2	134	134	Level 2

Following is a description of methods and assumptions used to estimate the fair value of each class of financial instrument not recorded at fair value but required for disclosure purposes:

Cash and Cash Equivalents - The carrying amounts of cash and cash equivalents approximate their fair value because of the short-term nature of these instruments.

Held-to-maturity Securities - Held-to-maturity securities, which generally consist of obligations of state and political subdivisions and corporate bonds, are recorded at their amortized cost. Their fair value for disclosure purposes is determined using methodologies similar to those described above for available-for-sale securities using Level 2 inputs. If Level 2 inputs are not available, we may utilize pricing models that incorporate unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities (Level 3).  As of March 31, 2017 and December 31, 2016, we did not hold any held-to-maturity securities whose fair value was measured using significant unobservable inputs.

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

Federal Home Loan Bank Borrowing - The fair value is estimated by discounting the future cash flows using current rates offered by the FHLB for similar credit advances corresponding to the remaining term of our fixed-rate credit advances.

Page-13

Subordinated Debentures - The fair values of the subordinated debentures are estimated by discounting the future cash flows (interest payment at a rate of three-month LIBOR plus 3.05% and 1.40%) to their present values using current market rates at which similar bonds would be issued with similar credit ratings as ours and similar remaining maturities. Each interest payment is discounted at the spot rate of the corresponding term, determined based on the yields and terms of comparable trust preferred securities, plus a liquidity premium. In July 2010, the Dodd-Frank Act was signed into law and limits the ability of certain bank holding companies to treat trust preferred security debt issuances as Tier 1 capital. This law effectively closed the trust-preferred securities markets for new issuances and led to the absence of observable or comparable transactions in the market place. Due to the use of unobservable inputs of trust preferred securities, we consider the fair value to be a Level 3 measurement. See Note 6, Borrowings, for further information.

Commitments - The value of unrecognized financial instruments is estimated based on the fee income associated with the commitments which, in the absence of credit exposure, is considered to approximate their settlement value. The fair value of commitment fees was not material at March 31, 2017 and December 31, 2016, respectively.

Note 4:  Investment Securities

Our investment securities portfolio consists of obligations of state and political subdivisions, corporate bonds, U.S. government agency securities, including residential and commercial mortgage-backed securities (“MBS”) and collateralized mortgage obligations (“CMOs”) issued or guaranteed by Federal National Mortgage Association ("FNMA"), Federal Home Loan Mortgage Corporation ("FHLMC"), or Government National Mortgage Association ("GNMA"), debentures issued by government-sponsored agencies such as FNMA, Federal Farm Credit Bureau, FHLB and FHLMC, as well as privately issued CMOs, as reflected in the table below:

	March 31, 2017				December 31, 2016
	Amortized	Fair	Gross Unrealized		Amortized	Fair	Gross Unrealized
(in thousands)	Cost	Value	Gains	(Losses)	Cost	Value	Gains	(Losses)
Held-to-maturity:
Obligations of state and political subdivisions	$27,741	$28,407	$669	$(3)	$30,856	$31,544	$694	$(6)
Corporate bonds	3,514	3,511	—	(3)	3,519	3,518	—	(1)
MBS pass-through securities issued by FHLMC and FNMA	109,357	108,843	109	(623)	10,063	10,035	126	(154)
CMOs issued by FHLMC	31,660	31,660	50	(50)	—	—	—	—
Total held-to-maturity	172,272	172,421	828	(679)	44,438	45,097	820	(161)
Available-for-sale:
Securities of U.S. government agencies:
MBS pass-through securities issued by FHLMC and FNMA	93,676	93,719	328	(285)	193,998	190,566	145	(3,577)
CMOs issued by FNMA	12,897	12,874	84	(107)	13,790	13,772	91	(109)
CMOs issued by FHLMC	10,237	10,260	25	(2)	43,452	42,758	37	(731)
CMOs issued by GNMA	6,181	6,268	87	—	6,844	6,945	102	(1)
Debentures of government- sponsored agencies	35,488	35,386	2	(104)	35,486	35,403	7	(90)
Privately issued CMOs	305	305	—	—	419	419	1	(1)
Obligations of state and political subdivisions	78,905	77,843	237	(1,299)	79,306	77,701	135	(1,740)
Corporate bonds	4,961	5,029	68	—	4,959	5,016	57	—
Total available-for-sale	242,650	241,684	831	(1,797)	378,254	372,580	575	(6,249)
Total investment securities	$414,922	$414,105	$1,659	$(2,476)	$422,692	$417,677	$1,395	$(6,410)

Page-14

The amortized cost and fair value of investment debt securities by contractual maturity at March 31, 2017 are shown below. Expected maturities may differ from contractual maturities if the issuers of the securities have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2017				December 31, 2016
	Held-to-Maturity		Available-for-Sale		Held-to-Maturity		Available-for-Sale
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$10,401	$10,424	$21,417	$21,386	$13,473	$13,506	$20,136	$20,109
After one but within five years	16,665	17,098	57,185	57,200	16,706	17,150	58,334	58,267
After five years through ten years	43,964	44,082	80,507	79,224	3,000	3,125	113,576	110,842
After ten years	101,242	100,817	83,541	83,874	11,259	11,316	186,208	183,362
Total	$172,272	$172,421	$242,650	$241,684	$44,438	$45,097	$378,254	$372,580

Sales of investment securities and gross gains and losses are shown in the following table. The sales of the held-to-maturity securities were due to evidence of significant deterioration of the issuers' creditworthiness since purchase.

	Three months ended
(in thousands)	March 31, 2017	March 31, 2016
Held-to-maturity:
Sales proceeds	$—	$54,985
Gross realized gains	—	110
Gross realized losses	—	—

Investment securities carried at $103.6 million and $109.1 million at March 31, 2017 and December 31, 2016, respectively, were pledged with the State of California: $102.8 million and $108.3 million to secure public deposits in compliance with the Local Agency Security Program at March 31, 2017 and December 31, 2016, respectively, and $819 thousand and $822 thousand to provide collateral for trust deposits at March 31, 2017 and December 31, 2016, respectively. In addition, investment securities carried at $2.1 million were pledged to collateralize a Wealth Management and Trust Services (“WMTS”) checking account at both March 31, 2017 and December 31, 2016.

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

Other-Than-Temporarily Impaired ("OTTI") Debt Securities

We have evaluated the credit of our investment securities and their issuers and/or insurers. Based on our evaluation, Management has determined that no investment security in our investment portfolio is other-than-temporarily impaired as of March 31, 2017. We do not have the intent and it is more likely than not that we will not have to sell the remaining securities temporarily impaired at March 31, 2017 before recovery of the amortized cost basis.

Page-15

There were 106 and 134 investment securities in unrealized loss positions at March 31, 2017 and December 31, 2016, respectively. Those securities are summarized and classified according to the duration of the loss period in the tables below:

March 31, 2017	< 12 continuous months		≥ 12 continuous months		Total securities in a loss position
(in thousands)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
Held-to-maturity:
Obligations of state and political subdivisions	$1,493	$(1)	$545	$(2)	$2,038	$(3)
Corporate bonds	3,512	(3)	—	—	3,512	(3)
MBS pass-through securities issued by FHLMC and FNMA	93,021	(623)	—	—	93,021	(623)
CMOs issued by FHLMC	11,604	(50)	—	—	11,604	(50)
Total held-to-maturity	109,630	(677)	545	(2)	110,175	(679)
Available-for-sale:
MBS pass-through securities issued by FHLMC and FNMA	45,048	(285)	—	—	45,048	(285)
CMOs issued by FNMA	8,866	(107)	—	—	8,866	(107)
CMOs issued by FHLMC	6,553	(2)	—	—	6,553	(2)
Debentures of government- sponsored agencies	19,940	(50)	9,945	(54)	29,885	(104)
Obligations of state add political subdivisions	41,822	(1,299)	—	—	41,822	(1,299)
Corporate bonds	1,000	—	—	—	1,000	—
Total available-for-sale	123,229	(1,743)	9,945	(54)	133,174	(1,797)
Total temporarily impaired securities	$232,859	$(2,420)	$10,490	$(56)	$243,349	$(2,476)

December 31, 2016	< 12 continuous months		≥ 12 continuous months		Total securities in a loss position
(in thousands)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
Held-to-maturity:
Obligations of state and political subdivisions	$2,250	$(154)	$—	$—	$2,250	$(154)
Corporate bonds	3,362	(6)	—	—	3,362	(6)
MBS pass-through securities issued by FHLMC and FNMA	3,518	(1)	—	—	3,518	(1)
Total held-to-maturity	9,130	(161)	—	—	9,130	(161)
Available-for-sale:
MBS pass-through securities issued by FHLMC and FNMA	162,016	(3,577)	—	—	162,016	(3,577)
CMOs issued by FNMA	9,498	(109)	—	—	9,498	(109)
CMOs issued by FHLMC	31,545	(731)	—	—	31,545	(731)
CMOs issued by GNMA	1,583	(1)	—	—	1,583	(1)
Debentures of government- sponsored agencies	19,951	(38)	9,946	(52)	29,897	(90)
Obligations of state and political subdivisions	59,567	(1,740)	—	—	59,567	(1,740)
Corporate bonds	154	(1)	—	—	154	(1)
Total available-for-sale	284,314	(6,197)	9,946	(52)	294,260	(6,249)
Total temporarily impaired securities	$293,444	$(6,358)	$9,946	$(52)	$303,390	$(6,410)

Page-16

As of March 31, 2017, there was one debenture of government-sponsored agency security and one obligation of U.S. state and political subdivisions security that have been in a continuous loss position for twelve months or more. We have evaluated the securities and believe that the decline in fair value is primarily driven by factors other than credit. It is probable that we will be able to collect all amounts due according to the contractual terms and no other-than-temporary impairment exists on these securities. The debenture of government-sponsored agency security is supported by the U.S. Federal Government, which protects us from credit losses. Based upon our assessment of the credit fundamentals, we concluded that these securities were not other-than-temporarily impaired at March 31, 2017.

There were 104 investment securities in our portfolio that had been in temporary loss positions for less than twelve months as of March 31, 2017, and their temporary loss positions mainly arose from changes in interest rates since purchase. They consisted of one debenture of U.S. government-sponsored agencies, 65 obligations of U.S. state and political subdivisions, 28 MBS and eight CMOs issued by government-sponsored agencies, and two corporate bonds. Securities of government-sponsored agencies are supported by the U.S. Federal Government, which protects us from credit losses. Other temporarily impaired securities are deemed creditworthy after internal analysis of the issuers' latest financial information and credit enhancement. Additionally, all are rated as investment grade by at least one major rating agency. As a result of this impairment analysis, we concluded that these securities were not other-than-temporarily impaired at March 31, 2017.

Non-Marketable Securities

As a member of the FHLB, we are required to maintain a minimum investment in FHLB capital stock determined by the Board of Directors of the FHLB. The minimum investment requirements can increase in the event we increase our total asset size or borrowings with the FHLB. Shares cannot be purchased or sold except between the FHLB and its members at the $100 per share par value. We held $10.2 million of FHLB stock recorded at cost in other assets on the consolidated statements of condition at both March 31, 2017 and December 31, 2016. The carrying amounts of these investments are reasonable estimates of fair value because the securities are restricted to member banks and they do not have a readily determinable market value. Management does not believe that the FHLB stock is other-than-temporarily-impaired, due to FHLB's current financial condition. On April 27, 2017, FHLB announced a cash dividend for the first quarter of 2017 at an annualized dividend rate of 7.00% to be distributed in mid-May 2017. Cash dividends paid on FHLB capital stock are recorded as non-interest income.

As a member bank of Visa U.S.A., we hold 16,939 shares of Visa Inc. Class B common stock with a carrying value of zero, which is equal to our cost basis. These shares are restricted from resale until their conversion into Class A (voting) shares upon the termination of Visa Inc.'s Covered Litigation escrow account. As a result of the restriction, these shares are not considered available-for-sale and are not carried at fair value. When converting this Class B common stock to Class A common stock based on the conversion rate of 1.6483 and the closing stock price of Class A shares, the value of our shares of Class B common stock would have been $2.5 million and $2.2 million at March 31, 2017 and December 31, 2016, respectively. The conversion rate is subject to further reduction upon the final settlement of the covered litigation against Visa Inc. and its member banks. For further information, see Note 8, Commitments and Contingencies.

We invest in low income housing tax credit funds as a limited partner, which totaled $2.4 million and $2.5 million recorded in other assets as of March 31, 2017 and December 31, 2016, respectively. In the first three months of 2017, we recognized $87 thousand of low income housing tax credits and other tax benefits, net of $70 thousand of amortization expense of low income housing tax credit investment, as a component of income tax expense. As of March 31, 2017, our unfunded commitments for these low income housing tax credit funds totaled $1.1 million. We did not recognize any impairment losses on these low income housing tax credit investments during the first three months of 2017 or 2016.

Page-17

Note 5:  Loans and Allowance for Loan Losses

Credit Quality of Loans

The following table shows outstanding loans by class and payment aging as of March 31, 2017 and December 31, 2016.

Loan Aging Analysis by Loan Class
(in thousands)	Commercial and industrial	Commercial real estate, owner-occupied	Commercial real estate, investor	Construction	Home equity	Other residential [1]	Installment and other consumer	Total
March 31, 2017
30-59 days past due	$600	$133	$—	$—	$77	$—	$24	$834
60-89 days past due	—	—	1,076	—	—	—	—	1,076
90 days or more past due	—	—	—	—	—	—	—	—
Total past due	600	133	1,076	—	77	—	24	1,910
Current	219,160	254,047	711,005	67,162	115,103	84,720	24,463	1,475,660
Total loans [3]	$219,760	$254,180	$712,081	$67,162	$115,180	$84,720	$24,487	$1,477,570
Non-accrual loans [2]	$—	$—	$1,076	$—	$87	$—	$52	$1,215
December 31, 2016
30-59 days past due	$283	$—	$—	$—	$77	$—	$2	$362
60-89 days past due	—	—	—	—	—	—	49	49
90 days or more past due	—	—	—	—	91	—	—	91
Total past due	283	—	—	—	168	—	51	502
Current	218,332	247,713	724,228	74,809	117,039	78,549	25,444	1,486,114
Total loans [3]	$218,615	$247,713	$724,228	$74,809	$117,207	$78,549	$25,495	$1,486,616
Non-accrual loans [2]	$—	$—	$—	$—	$91	$—	$54	$145
1 Our residential loan portfolio does not include sub-prime loans, nor is it our practice to underwrite loans commonly referred to as "Alt-A mortgages", the characteristics of which are loans lacking full documentation, borrowers having low FICO scores or higher loan-to-value ratios.
2 There were no purchased credit impaired ("PCI") loans that had stopped accreting interest at March 31, 2017 and December 31, 2016. Amounts exclude accreting PCI loans of $2.9 million at March 31, 2017 and December 31, 2016, as we have a reasonable expectation about future cash flows to be collected and we continue to recognize accretable yield on these loans in interest income. There were no accruing loans past due more than ninety days at March 31, 2017 or December 31, 2016.
3 Amounts include net deferred loan origination costs of $808 thousand and $883 thousand at March 31, 2017 and December 31, 2016, respectively. Amounts are also net of unaccreted purchase discounts on non-PCI loans of $1.6 million and $1.8 million at March 31, 2017 and December 31, 2016, respectively.

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

Page-18

Estimates of construction costs and value associated with the completed project may be inaccurate. Repayment of construction loans is largely dependent on the ultimate success of the project.

Consumer loans primarily consist of home equity lines of credit, other residential (tenancy-in-common, or “TIC”) loans, floating homes and mobile homes along with a small number of installment loans. We originate consumer loans utilizing credit score information, debt-to-income ratio and loan-to-value ratio analysis. Diversification among consumer loan types, coupled with relatively small loan amounts that are spread across many individual borrowers, mitigates risk. Our other residential loans includes TIC units located almost entirely in San Francisco county.

We use a risk rating system to evaluate asset quality, and to identify and monitor credit risk in individual loans, and in the loan portfolio. Definitions of loans that are risk graded “Special Mention” or worse are consistent with those used by the Federal Deposit Insurance Corporation ("FDIC").  Our internally assigned grades are as follows:

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

Page-19

The following table represents an analysis of the carrying amount in loans, net of deferred fees and costs and purchase premiums or discounts, by internally assigned risk grades, including PCI loans, at March 31, 2017 and December 31, 2016.

Credit Risk Profile by Internally Assigned Risk Grade
(in thousands)	Commercial and industrial	Commercial real estate, owner-occupied	Commercial real estate, investor	Construction	Home equity	Other residential	Installment and other consumer	Purchased credit-impaired	Total
March 31, 2017
Pass	$201,777	$239,437	$707,223	$63,921	$113,868	$84,720	$24,081	$2,937	$1,437,964
Special Mention	4,554	4,573	249	—	—	—	—	—	9,376
Substandard	13,388	9,077	2,909	3,241	1,209	—	406	—	30,230
Total loans	$219,719	$253,087	$710,381	$67,162	$115,077	$84,720	$24,487	$2,937	$1,477,570
December 31, 2016
Pass	$201,987	$234,849	$720,417	$71,564	$115,680	$78,549	$25,083	$2,920	$1,451,049
Special Mention	9,197	4,799	607	—	1,334	—	—	—	15,937
Substandard	7,391	6,993	1,498	3,245	91	—	412	—	19,630
Total loans	$218,575	$246,641	$722,522	$74,809	$117,105	$78,549	$25,495	$2,920	$1,486,616

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

The removal of TDR status must be approved by the same Management level that approved the upgrading of the loan classification. There were no loans removed from TDR designation during 2017 and 2016.

The following table summarizes the carrying amount of TDR loans by loan class as of March 31, 2017 and December 31, 2016. The summary includes both TDRs that are on non-accrual status and those that continue to accrue interest.

(in thousands)
Recorded investment in Troubled Debt Restructurings [1]	March 31, 2017	December 31, 2016
Commercial and industrial	$2,070	$2,207
Commercial real estate, owner-occupied	7,001	6,993
Commercial real estate, investor	2,235	2,256
Construction	3,241	3,245
Home equity	623	625
Other residential	1,175	1,965
Installment and other consumer	895	877
Total	$17,240	$18,168
1 There were no TDR loans on non-accrual status at March 31, 2017 and December 31, 2016.

Page-20

The following table presents information for loans modified in a TDR during the presented periods, including the number of contracts modified, the recorded investment in the loans prior to modification, and the recorded investment in the loans after being restructured. The table excludes fully charged-off TDR loans and loans modified in a TDR and subsequently paid-off during the years presented.

(dollars in thousands)	Number of Contracts Modified	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment at Period End
Troubled Debt Restructurings during the three months ended March 31, 2017:
Installment and other consumer	1	$50	$50	$50
Troubled Debt Restructurings during the three months ended March 31, 2016:
Commercial real estate, investor	1	$1,549	$1,546	$1,541

The modifications during the three months ended March 31, 2017 and 2016 primarily involved interest rate concessions and other changes to loan terms. During the first three months of 2017 and 2016, there were no defaults on loans that had been modified in a TDR within the prior twelve-month period. We report defaulted TDRs based on a payment default definition of more than ninety days past due.

Impaired Loans

The following tables summarize information by class on impaired loans and their related allowances. Total impaired loans include non-accrual loans, accruing TDR loans and accreting PCI loans that have experienced post-acquisition declines in cash flows expected to be collected.

(in thousands)	Commercial and industrial	Commercial real estate, owner-occupied	Commercial real estate, investor	Construction	Home equity	Other residential	Installment and other consumer	Total
March 31, 2017
Recorded investment in impaired loans:
With no specific allowance recorded	$314	$—	$1,076	$2,690	$88	$1,175	$99	$5,442
With a specific allowance recorded	1,756	7,001	2,235	551	623	—	847	13,013
Total recorded investment in impaired loans	$2,070	$7,001	$3,311	$3,241	$711	$1,175	$946	$18,455
Unpaid principal balance of impaired loans	$2,054	$6,993	$3,323	$3,238	$708	$1,174	$946	$18,436
Specific allowance	28	157	374	6	10	—	98	673
Average recorded investment in impaired loans during the quarter ended March 31, 2017	2,138	6,997	2,783	3,243	713	1,571	939	18,384
Interest income recognized on impaired loans during the quarter ended March 31, 2017 [1]	23	66	23	34	8	19	10	183
Average recorded investment in impaired loans during the quarter ended March 31, 2016	4,283	6,993	3,129	3,238	868	2,004	1,239	21,754
Interest income recognized on impaired loans during the quarter ended March 31, 2016 [1]	57	66	16	38	4	23	13	217
1 No interest income on impaired loans was recognized on a cash basis during the three months ended March 31, 2017 and March 31, 2016.

Page-21

(in thousands)	Commercial and industrial	Commercial real estate, owner-occupied	Commercial real estate, investor	Construction	Home equity	Other residential	Installment and other consumer	Total
December 31, 2016
Recorded investment in impaired loans:
With no specific allowance recorded	$315	$—	$—	$2,692	$91	$1,008	$103	$4,209
With a specific allowance recorded	1,892	6,993	2,256	553	624	957	829	14,104
Total recorded investment in impaired loans	$2,207	$6,993	$2,256	$3,245	$715	$1,965	$932	$18,313
Unpaid principal balance of impaired loans	$2,177	$6,993	$2,252	$3,238	$713	$1,965	$932	$18,270
Specific allowance	$285	$163	$375	$8	$7	$55	$98	$991

Management monitors delinquent loans continuously and identifies problem loans, generally loans graded substandard or worse, loans on non-accrual status and loans modified in a TDR, to be evaluated individually for impairment testing. Generally, the recorded investment in impaired loans is net of any charge-offs from estimated losses related to specifically-identified impaired loans when they are deemed uncollectible. There were no charged-off portions of impaired loans outstanding at March 31, 2017 and December 31, 2016. In addition, the recorded investment in impaired loans is net of purchase discounts or premiums on acquired loans and deferred fees and costs. At March 31, 2017 and December 31, 2016, respectively, unused commitments to extend credit on impaired loans, including performing loans to borrowers whose terms have been modified in TDRs, totaled $1.3 million and $1.6 million.

The following tables disclose activity in the allowance for loan losses ("ALLL") and the recorded investment in loans by class, as well as the related ALLL disaggregated by impairment evaluation method.

Allowance for Loan Losses Rollforward for the Period
(in thousands)	Commercial and industrial	Commercial real estate, owner-occupied	Commercial real estate, investor	Construction	Home equity	Other residential	Installment and other consumer	Unallocated	Total
Three months ended March 31, 2017
Beginning balance	$3,248	$1,753	$6,320	$781	$973	$454	$372	$1,541	$15,442
Provision (reversal)	1,386	239	(187)	(235)	17	(10)	(11)	(1,199)	—
Charge-offs	(284)	—	—	—	—	—	(3)	—	(287)
Recoveries	63	—	—	—	—	—	1	—	64
Ending balance	$4,413	$1,992	$6,133	$546	$990	$444	$359	$342	$15,219
Three months ended March 31, 2016
Beginning balance	$3,023	$2,249	$6,178	$724	$910	$394	$425	$1,096	$14,999
Provision (reversal)	(247)	(630)	388	98	133	36	9	213	—
Charge-offs	(9)	—	—	—	—	—	—	—	(9)
Recoveries	32	—	5	—	1	—	—	—	38
Ending balance	$2,799	$1,619	$6,571	$822	$1,044	$430	$434	$1,309	$15,028

Page-22

Allowance for Loan Losses and Recorded Investment in Loans
(dollars in thousands)	Commercial and industrial	Commercial real estate, owner-occupied	Commercial real estate, investor	Construction	Home equity	Other residential	Installment and other consumer	Unallocated	Total
March 31, 2017
Ending ALLL related to loans collectively evaluated for impairment	$4,385	$1,835	$5,759	$540	$980	$444	$261	$342	$14,546
Ending ALLL related to loans individually evaluated for impairment	28	157	374	6	10	—	98	—	673
Ending ALLL related to purchased credit-impaired loans	—	—	—	—	—	—	—	—	—
Ending balance	$4,413	$1,992	$6,133	$546	$990	$444	$359	$342	$15,219
Recorded Investment:
Collectively evaluated for impairment	$217,649	$246,086	$707,070	$63,921	$114,366	$83,545	$23,541	$—	$1,456,178
Individually evaluated for impairment	2,070	7,001	3,311	3,241	711	1,175	946	—	18,455
Purchased credit-impaired	41	1,093	1,700	—	103	—	—	—	2,937
Total	$219,760	$254,180	$712,081	$67,162	$115,180	$84,720	$24,487	$—	$1,477,570
Ratio of allowance for loan losses to total loans	2.01%	0.78%	0.86%	0.81%	0.86%	0.52%	1.47%	NM	1.03%
Allowance for loan losses to non-accrual loans	NM	NM	570%	NM	1,138%	NM	690%	NM	1,253%
NM - Not Meaningful

Allowance for Loan Losses and Recorded Investment in Loans
(dollars in thousands)	Commercial and industrial	Commercial real estate, owner-occupied	Commercial real estate, investor	Construction	Home equity	Other residential	Installment and other consumer	Unallocated	Total
December 31, 2016
Ending ALLL related to loans collectively evaluated for impairment	$2,963	$1,590	$5,945	$773	$966	$399	$274	$1,541	$14,451
Ending ALLL related to loans individually evaluated for impairment	285	163	375	8	7	55	98	—	991
Ending ALLL related to purchased credit-impaired loans	—	—	—	—	—	—	—	—	—
Ending balance	$3,248	$1,753	$6,320	$781	$973	$454	$372	$1,541	$15,442
Recorded Investment:
Collectively evaluated for impairment	$216,368	$239,648	$720,266	$71,564	$116,390	$76,584	$24,563	$—	$1,465,383
Individually evaluated for impairment	2,207	6,993	2,256	3,245	715	1,965	932	—	18,313
Purchased credit-impaired	40	1,072	1,706	—	102	—	—	—	2,920
Total	$218,615	$247,713	$724,228	$74,809	$117,207	$78,549	$25,495	$—	$1,486,616
Ratio of allowance for loan losses to total loans	1.49%	0.71%	0.87%	1.04%	0.83%	0.58%	1.46%	NM	1.04%
Allowance for loan losses to non-accrual loans	NM	NM	NM	NM	1,071%	NM	683%	NM	10,650%
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

Page-23

The following table reflects the unpaid principal balance and related carrying value of PCI loans.

PCI Loans	March 31, 2017		December 31, 2016
(in thousands)	Unpaid Principal Balance	Carrying Value	Unpaid Principal Balance	Carrying Value
Commercial and industrial	$42	$41	$45	$40
Commercial real estate, owner occupied	1,332	1,093	1,344	1,072
Commercial real estate, investor	1,702	1,700	1,713	1,706
Home equity	247	103	248	102
Total purchased credit-impaired loans	$3,323	$2,937	$3,350	$2,920

The activities in the accretable yield, or income expected to be earned over the remaining lives of the PCI loans were as follows:

Accretable Yield	Three months ended
(in thousands)	March 31, 2017	March 31, 2016
Balance at beginning of period	$1,476	$2,618
Additions	—	—
Removals [1]	—	(778)
Accretion	(90)	(98)
Reclassifications from nonaccretable difference [2]	—	—
Balance at end of period	$1,386	$1,742
1 Represents the accretable difference that is relieved when a loan exits the PCI population due to pay-off, full charge-off, or transfer to repossessed assets, etc.
2 Primarily relates to changes in expected credit performance and changes in expected timing of cash flows.

Pledged Loans

Our FHLB line of credit is secured under terms of a blanket collateral agreement by a pledge of certain qualifying loans with an unpaid principal balance of $882.6 million and $869.2 million at March 31, 2017 and December 31, 2016, respectively. In addition, we pledge a certain residential loan portfolio, which totaled $55.8 million and $54.6 million at March 31, 2017 and December 31, 2016, respectively, to secure our borrowing capacity with the Federal Reserve Bank ("FRB"). Also see Note 6, Borrowings.

Related Party Loans

The Bank has, and expects to have in the future, banking transactions in the ordinary course of its business with directors, officers, principal shareholders and their businesses or associates. These transactions, including loans, are granted on substantially the same terms, including interest rates and collateral on loans, as those prevailing at the same time for comparable transactions with persons not related to us. Likewise, these transactions do not involve more than the normal risk of collectability or present other unfavorable features. During the first quarter of 2017, a new director joined our Board of Directors resulting in the reclassification of existing loans to the director's business to related party status. Related party loans totaled $9.5 million at March 31, 2017 compared to $2.0 million at December 31, 2016. In addition, undisbursed commitments to related parties totaled $9.1 million and $1.1 million at March 31, 2017 and December 31, 2016, respectively.

Note 6: Borrowings

Federal Funds Purchased – The Bank had unsecured lines of credit totaling $92.0 million with correspondent banks for overnight borrowings at both March 31, 2017 and December 31, 2016.  In general, interest rates on these lines approximate the federal funds target rate. We had no overnight borrowings under these credit facilities at March 31, 2017 or December 31, 2016.

Federal Home Loan Bank Borrowings – As of March 31, 2017 and December 31, 2016, the Bank had lines of credit with the FHLB totaling $505.9 million and $513.7 million, respectively, based on eligible collateral of certain loans. We had no FHLB overnight borrowings at March 31, 2017 or December 31, 2016.

Federal Reserve Line of Credit – The Bank has a line of credit with the Federal Reserve Bank of San Francisco ("FRBSF") secured by certain residential loans.  At March 31, 2017 and December 31, 2016, the Bank had borrowing

Page-24

capacity under this line totaling $43.9 million and $43.1 million, respectively, and had no outstanding borrowings with the FRBSF.

As part of an acquisition, Bancorp assumed two subordinated debentures due to NorCal Community Bancorp Trusts I and II (the "Trusts"), established for the sole purpose of issuing trust preferred securities on September 22, 2003 and December 29, 2005, respectively. The trust preferred securities were sold and issued in private transactions pursuant to an exemption from registration under the Securities Act of 1933, as amended. Bancorp has guaranteed, on a subordinated basis, distributions and other payments due on trust preferred securities totaling $8.0 million issued by the Trusts which have identical maturity, repricing and payment terms as the subordinated debentures. The subordinated debentures were recorded at fair values totaling $4.95 million at acquisition date with contractual values totaling $8.2 million. The difference between the contractual balance and the fair value at acquisition date is accreted into interest expense over the lives of the debentures. Accretion on the subordinated debentures totaled $42 thousand and $50 thousand in the first three months of 2016 and 2017, respectively. Bancorp has the option to defer payment of the interest on the subordinated debentures for a period of up to five years, as long as there is no default on the subordinated debentures. In the event of interest deferral, dividends to Bancorp common stockholders are prohibited.

The following is a summary of the contractual terms of the subordinated debentures due to the Trusts as of March 31, 2017:

(in thousands)
Subordinated debentures due to NorCal Community Bancorp Trust I on October 7, 2033 with interest payable quarterly, based on 3-month LIBOR plus 3.05%, repricing quarterly (4.07% as of March 31, 2017), redeemable, in whole or in part, on any interest payment date	$4,124
Subordinated debentures due to NorCal Community Bancorp Trust II on March 15, 2036 with interest payable quarterly, based on 3-month LIBOR plus 1.40%, repricing quarterly (2.53% as of March 31, 2017), redeemable, in whole or in part, on any interest payment date	4,124
Total	$8,248

Note 7:  Stockholders' Equity

Dividends

Presented below is a summary of cash dividends paid to common shareholders, recorded as a reduction of retained earnings.

	Three months ended
(in thousands, except per share data)	March 31, 2017	March 31, 2016
Cash dividends to common stockholders	$1,655	$1,518
Cash dividends per common share	$0.27	$0.25

The Board of Directors declared a cash dividend of $0.27 per share on April 21, 2017 payable on May 12, 2017 to shareholders of record at the close of business on May 5, 2017.

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

Performance-based stock awards are issued to a selected group of employees. Stock award vesting is contingent upon the achievement of pre-established long-term performance goals set by the Compensation Committee of the Board of Directors. Performance is measured over a three-year period and cliff vested. These performance-based stock awards were granted at a maximum opportunity level, and based on the achievement of the pre-established

Page-25

goals, the actual payouts can range from 0% to 200% of the target award. For performance-based stock awards, an estimate is made of the number of shares expected to vest based on the probability that the performance criteria will be achieved to determine the amount of compensation expense to be recognized. The estimate is re-evaluated quarterly and total compensation expense is adjusted for any change in the current period.

We adopted ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting effective January 1, 2017 as discussed in Note 2, which requires us to record excess tax benefits (deficiencies) resulting from the exercise of non-qualified stock options, the disqualifying disposition of incentive stock options and vesting of restricted stock awards as income tax benefits (expense) in the consolidated statements of comprehensive income with a corresponding decrease (increase) to current taxes payable. Previous to the adoption of this ASU, excess tax benefits (deficiencies) were recognized as an increase to common stock in the consolidated statements of changes in stockholders' equity.

The holders of unvested restricted stock awards and performance-based stock awards are entitled to dividends on the same per-share ratio as holders of common stock. Dividends paid on the portion of share-based awards forfeited or not expected to vest are included in stock-based compensation expense. Upon the adoption of the above ASU, tax benefits on dividends paid on the portion of share-based awards expected to vest are recorded as a tax benefit in the consolidated statements of comprehensive income with a corresponding decrease to current taxes payable. Previous to the adoption of the ASU, tax benefits on dividends were recognized as an increase to common stock in the consolidated statements of changes in stockholders' equity.

Under the 2007 Equity Plan, stock options may be net settled by a reduction in the number of shares otherwise deliverable upon exercise in satisfaction of the exercise payment and applicable tax withholding requirements. During the first quarter of 2017, we withheld 4,715 shares totaling $342 thousand at a weighted average price of $68.80 for cashless stock option exercises. There were no stock options exercised under net settlement arrangements in 2016. Shares withheld under net settlement arrangements are available for future grants under the 2007 Equity Plan.

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

The contractual amount of undrawn loan commitments and standby letters of credit not reflected on the consolidated statements of condition are as follows:

(in thousands)	March 31, 2017	December 31, 2016
Commercial lines of credit	$214,491	$216,774
Revolving home equity lines	155,234	148,143
Undisbursed construction loans	33,498	44,798
Personal and other lines of credit	10,741	10,635
Standby letters of credit	1,829	1,939
Total commitments and standby letters of credit	$415,793	$422,289

We record an allowance for losses on these off-balance sheet commitments based on an estimate of probabilities of these commitments being drawn upon according to our historical utilization experience on different types of commitments and expected loss. We set aside an allowance for losses on off-balance sheet commitments in the

Page-26

amount of $1.1 million and $899 thousand as of March 31, 2017 and December 31, 2016, respectively, which is recorded in interest payable and other liabilities on the consolidated statements of condition.

Operating Leases

We rent certain premises under long-term, non-cancelable operating leases expiring at various dates through the year 2032. Most of the leases contain certain renewal options and escalation clauses. At March 31, 2017, the approximate minimum future commitments payable under non-cancelable contracts for leased premises are as follows:

(in thousands)	2017	2018	2019	2020	2021	Thereafter	Total
Operating leases[1]	$2,928	$3,932	$3,739	$3,420	$2,138	$4,234	$20,391
 1 Minimum payments have not been reduced by minimum sublease rentals of $126 thousand due in the future under non-cancelable subleases.

Rent expense included in occupancy expense totaled $1.0 million for the three months ended March 31, 2017 and 2016.

Litigation Matters

We may be party to legal actions which arise from time to time during the normal course of business.  We believe, after consultation with legal counsel, that litigation contingent liability, if any, would not have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

We are responsible for our proportionate share of certain litigation indemnifications provided to Visa U.S.A. ("Visa") by its member banks in connection with lawsuits related to anti-trust charges and interchange fees ("Covered Litigation"). Visa maintains an escrow account from which settlements of, or judgments in, the Covered Litigation are paid. While the accrual related to the Covered Litigation could be higher or lower than the litigation escrow account balance, Visa did not record an additional accrual for the Covered Litigation during the quarter ended March 31, 2017. At March 31, 2017, according to the latest SEC Form 10-Q filed by Visa, Inc. on April 21 2017, the balance of the escrow account was $978.0 million. In 2012, Visa reached a $4.0 billion interchange multidistrict litigation class settlement agreement. However, in February 2017, a number of class plaintiffs sought to either file an amended complaint for damages or file a new class complaint against Visa claiming for putative injunction relief. Visa has reached settlement agreements with individual merchants representing 34% of the sales volume of merchants who opted out of the 2012 Settlement Agreement. Litigation is ongoing and until the appeal process is complete, Visa is uncertain whether it will resolve the claims as contemplated by the settlement agreement and additional lawsuits may arise. The conversion rate of Visa Class B common stock held by us to Class A common stock (as discussed in Note 4 above) may decrease if Visa makes more Covered Litigation settlement payments in the future, and the full effect on member banks is still uncertain. However, we are not aware of significant future cash settlement payments required by us on the Covered Litigation.

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

As of March 31, 2017, we had five interest rate swap agreements, which are scheduled to mature in June 2031, October 2031, July 2032, August 2037 and October 2037. All of our derivatives are accounted for as fair value hedges. The notional amounts of the interest rate contracts are equal to the notional amounts of the hedged loans. Our interest rate swap payments are settled monthly with counterparties. Accrued interest on the swaps totaled $12 thousand and $13 thousand as of March 31, 2017 and December 31, 2016, respectively.

Page-27

Information on our derivatives follows:

	Asset derivatives		Liability derivatives
(in thousands)	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016
Fair value hedges:
Interest rate contracts notional amount	$4,168	$4,217	$15,324	$15,495
Interest rate contracts fair value[1]	$70	$55	$837	$933

	Three months ended
(in thousands)	March 31, 2017	March 31, 2016
Increase (decrease) in value of designated interest rate swaps due to LIBOR interest rate movements recognized in interest income	$111	$(876)
Payment on interest rate swaps recorded in interest income	(98)	(174)
(Decrease) increase in value of hedged loans recognized in interest income	(113)	1,050
Decrease in value of yield maintenance agreement recognized against interest income	(4)	(12)
Net loss on derivatives recognized against interest income [2]	$(104)	$(12)

1 See Note 3, Fair Value of Assets and Liabilities, for valuation methodology.
2 Includes hedge ineffectiveness loss of $6 thousand and gain of $162 thousand for the quarters ended March 31, 2017 and March 31, 2016, respectively. Changes in value of swaps were included in the assessment of hedge effectiveness. Hedge ineffectiveness is the measure of the extent to which the change in the fair value of the hedging instruments does not exactly offset the change in the fair value of the hedged items from period to period.

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

Information on financial instruments that are eligible for offset in the consolidated statements of condition follows:

Offsetting of Financial Assets and Derivative Assets
		Gross Amounts	Net Amounts of	Gross Amounts Not Offset in
	Gross Amounts	Offset in the	Assets Presented	the Statements of Condition
	of Recognized	Statements of	in the Statements	Financial	Cash Collateral
(in thousands)	Assets[1]	Condition	of Condition[1]	Instruments	Received	Net Amount
March 31, 2017
Derivatives by Counterparty:
Counterparty A	$70	$—	$70	$(70)	$—	$—
December 31, 2016
Derivatives by Counterparty:
Counterparty A	$55	$—	$55	$(55)	$—	$—
1 Amounts exclude accrued interest totaling $1 thousand at both March 31, 2017 and December 31, 2016, respectively.

Offsetting of Financial Liabilities and Derivative Liabilities
		Gross Amounts	Net Amounts of	Gross Amounts Not Offset in
	Gross Amounts	Offset in the	Liabilities Presented	the Statements of Condition
	of Recognized	Statements of	in the Statements	Financial	Cash Collateral
(in thousands)	Liabilities[2]	Condition	of Condition[2]	Instruments	Pledged	Net Amount
March 31, 2017
Derivatives by Counterparty:
Counterparty A	$837	$—	$837	$(70)	$(767)	$—
December 31, 2016
Derivatives by Counterparty:
Counterparty A	$933	$—	$933	$(55)	$(878)	$—

2 Amounts exclude accrued interest totaling $11 thousand and $12 thousand at March 31, 2017 and December 31, 2016, respectively.

For more information on how we account for our interest rate swaps, refer to Note 1 to the Consolidated Financial Statements included in our 2016 Form 10-K filed with the SEC on March 14, 2017.

Page-28

ITEM 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management's discussion of the financial condition and results of operations, which is unaudited, should be read in conjunction with the related consolidated financial statements in this Form 10-Q and with the audited consolidated financial statements and accompanying notes included in our 2016 Annual Report on Form 10-K. Average balances, including balances used in calculating certain financial ratios, are generally comprised of average daily balances.

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

Forward-looking statements are based on Management's current expectations regarding economic, legislative, and regulatory issues that may affect our earnings in future periods. A number of factors, many of which are beyond Management’s control, could cause future results to vary materially from current Management expectations. Such factors include, but are not limited to, general economic conditions and the economic uncertainty in the United States and abroad, including changes in interest rates, deposit flows, real estate values, and expected future cash flows on loans and securities; integration of acquisitions; competition; changes in accounting principles, policies or guidelines; changes in legislation or regulation; natural disasters; adverse weather conditions; and other economic, competitive, governmental, regulatory and technological factors affecting our operations, pricing, products and services.

Important factors that could cause results or performance to materially differ from those expressed in our prior forward-looking statements are detailed in Item 1A. Risk Factors section of our 2016 Form 10-K as filed with the SEC, copies of which are available from us at no charge. Forward-looking statements speak only as of the date they are made. We do not undertake to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made or to reflect the occurrence of unanticipated events.

Critical Accounting Policies and Estimates

Critical accounting policies are those that are both very important to the portrayal of our financial condition and results of operations and require Management's most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and imprecise. There have been no material changes to our critical accounting policies, which include: Allowance for Loan Losses, Other-than-temporary Impairment of Investment Securities, Accounting for Income Taxes, and Fair Value Measurements. For a detailed discussion, refer to Note 1 to the Consolidated Financial Statements included in our 2016 Form 10-K filed with the SEC on March 14, 2017.

Page-29

Executive Summary

Earnings in the first quarter of 2017 totaled $4.5 million, compared to $5.6 million in the first quarter of 2016. Diluted earnings per share of $0.74 in the first quarter of 2017 decreased $0.19 from $0.93 in the same quarter a year ago. The decrease is primarily attributed to a decline in gains and accretion on purchase discounts on acquired loans and our investment in staffing to facilitate organic growth.

The following are highlights of our operating and financial performance for the periods presented:

•
On-balance-sheet deposits totaled $1,779.3 million at March 31, 2017, compared to $1,772.7 million at December 31, 2016. The normal business activity of our customers produced $61.4 million in non-interest bearing deposit growth during the quarter. Excess liquidity of $46.0 million was converted to one-way money market deposit sales with our third party deposit networks, limiting our deposit growth to $6.6 million, which otherwise would have been $52.6 million. Non-interest bearing deposits represent 49.4% of total deposits, and the cost of total deposits dropped one basis point to 0.07%, from the first quarter of 2016.

•
Credit quality remains strong with non-accrual loans totaling $1.2 million, or 0.08% of total loans at March 31, 2017, compared to $145.0 thousand, or 0.01% of total loans at December 31, 2016. A well secured $1.1 million commercial real estate loan was placed on non-accrual status during the first quarter of 2017. Classified loans increased $10.6 million to $30.2 million at March 31, 2017, up from $19.6 million at December 31, 2016. One relationship of $9.6 million and the non-accrual loan of $1.1 million previously mentioned were downgraded to substandard in the first quarter of 2017. Accruing loans past due 30 to 89 days totaled $834 thousand at March 31, 2017, compared to $410 thousand at December 31, 2016.

•
Loans decreased by $9.0 million and totaled $1,477.6 million at March 31, 2017, compared to $1,486.6 million at December 31, 2016. New loan volume of $23.9 million in the first quarter of 2017 was $5.2 million lower than the same quarter of 2016. The loan pipeline is considerably stronger than at this time last year, which should translate into loan growth throughout the year.

•
Return on assets was 0.91% for the quarter ended March 31, 2017, compared to 1.15% for the quarter ended March 31, 2016. Return on equity was 7.92% for the quarter ended March 31, 2017, compared to 10.38% for the quarter ended March 31, 2016.

•
The tax-equivalent net interest margin was 3.79% in the first quarter of 2017, compared to 4.04% in the same quarter a year ago. Net interest income totaled $17.6 million in the first quarter of 2017, compared to $18.6 million in the same quarter last year. The decrease was primarily due to a decline in gains on early payoffs of acquired loans and purchased loan accretion. As our acquired loans continue to pay off, we expect the accretion and gains on acquired loans to continue to decline.

•
All capital ratios are above regulatory requirements for a well-capitalized institution. The total risk-based capital ratio for Bancorp was 14.7% at March 31, 2017 compared to 14.3% at December 31, 2016.

Looking forward into 2017, we believe we are well-positioned for the future with strong capital and liquidity, and a low cost deposit base. With a robust loan pipeline, and credit quality that remains at the top of our peer group, we are looking forward to continued success.

•	We have ample liquidity and capital to support both organic growth and potential acquisitions.

•	Acquisitions remain a component of our strategic plan.

•
The Bank is investing in a number of strategic initiatives. This summer we will be opening a new branch office in Healdsburg, California, which will stretch our footprint north and help us solidify our presence in a vibrant and growing market. We will also be expanding our geographic reach by adding a commercial banking office in the East Bay, which continues to be one of the strongest growth markets in the Bay Area region. There were no expenses for these initiatives in the first quarter of 2017.

•	Our disciplined credit culture and relationship banking are key to our success as we continue to focus on long-term profitability.

•	Although we expect the number of early pay-offs of acquired loans and purchased loan accretion to decline, we cannot predict the timing and their effect on our future net interest margin.

Page-30

RESULTS OF OPERATIONS

Highlights of the financial results are presented in the following tables:

(dollars in thousands)	March 31, 2017	December 31, 2016
Selected financial condition data:
Total assets	$2,033,708	$2,023,493
Loans, net	1,462,351	1,471,174
Deposits	1,779,269	1,772,700
Borrowings	5,628	5,586
Stockholders' equity	234,986	230,563
Asset quality ratios:
Allowance for loan losses to total loans	1.03%	1.04%
Allowance for loan losses to non-accrual loans	12.52	x	106.50	x
Non-accrual loans to total loans	0.08%	0.01%
Capital ratios:
Equity to total assets ratio	11.55%	11.39%
Total capital (to risk-weighted assets)	14.68%	14.32%
Tier 1 capital (to risk-weighted assets)	13.72%	13.37%
Tier 1 capital (to average assets)	11.59%	11.39%
Common equity Tier 1 capital (to risk weighted assets)	13.40%	13.07%

	Three months ended
(dollars in thousands, except per share data)	March 31, 2017	March 31, 2016
Selected operating data:
Net interest income	$17,621	$18,638
Non-interest income	2,115	2,163
Non-interest expense	13,011	12,010
Net income	4,548	5,646
Net income per common share:
Basic	$0.75	$0.93
Diluted	$0.74	$0.93
Performance and other financial ratios:
Return on average assets	0.91%	1.15%
Return on average equity	7.92%	10.38%
Tax-equivalent net interest margin	3.79%	4.04%
Efficiency ratio	65.92%	57.74%
Dividend payout ratio on common stock	36.00%	26.88%

Page-31

Net Interest Income

Net interest income is the difference between the interest earned on loans, investments and other interest-earning assets and the interest expense incurred on deposits and other interest-bearing liabilities. Net interest income is impacted by changes in general market interest rates and by changes in the amounts and composition of interest-earning assets and interest-bearing liabilities. Interest rate changes can create fluctuations in the net interest income and/or margin due to an imbalance in the timing of repricing and maturity of assets and liabilities. We manage interest rate risk exposure with the goal of minimizing the impact of interest rate volatility on net interest income.

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

Average Statements of Condition and Analysis of Net Interest Income

The following table compares interest income, average interest-earning assets, interest expense, and average interest-bearing liabilities for the periods presented. The table also presents net interest income, net interest margin and net interest rate spread for each period reported.

	Three months ended			Three months ended
	March 31, 2017			March 31, 2016
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Interest-bearing due from banks [1]	$29,339	$60	0.82%	$8,996	$11	0.48%
Investment securities [2,3]	414,552	2,361	2.28%	428,055	2,264	2.12%
Loans [1,3,4]	1,478,487	16,222	4.39%	1,442,601	17,456	4.79%
Total interest-earning assets [1]	1,922,378	18,643	3.88%	1,879,652	19,731	4.15%
Cash and non-interest-bearing due from banks	38,131			29,823
Bank premises and equipment, net	8,440			9,143
Interest receivable and other assets, net	58,014			58,195
Total assets	$2,026,963			$1,976,813
Liabilities and Stockholders' Equity
Interest-bearing transaction accounts	$101,121	$29	0.12%	$100,990	$27	0.11%
Savings accounts	160,913	15	0.04%	142,499	14	0.04%
Money market accounts	518,540	113	0.09%	528,984	111	0.08%
Time accounts including CDARS	146,966	146	0.40%	160,943	196	0.50%
Overnight borrowings [1]	—	—	—%	20,567	22	0.42%
FHLB fixed-rate advances [1]	—	—	—%	15,000	78	2.07%
Subordinated debentures [1]	5,607	108	7.74%	5,418	109	7.96%
Total interest-bearing liabilities	933,147	411	0.18%	974,401	557	0.23%
Demand accounts	846,316			767,579
Interest payable and other liabilities	14,645			15,980
Stockholders' equity	232,855			218,853
Total liabilities & stockholders' equity	$2,026,963			$1,976,813
Tax-equivalent net interest income/margin [1]		$18,232	3.79%		$19,174	4.04%
Reported net interest income/margin [1]		$17,621	3.67%		$18,638	3.92%
Tax-equivalent net interest rate spread			3.70%			3.92%

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

Page-32

Analysis of Changes in Net Interest Income

The following table presents the effects of changes in average balances (volume) or changes in average rates on tax-equivalent net interest income for the years indicated. Volume variances are equal to the increase or decrease in average balances multiplied by prior period rates. Rate variances are equal to the increase or decrease in rates multiplied by prior period average balances. Mix variances are attributable to the change in yields or rates multiplied by the change in average balances.

	Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016
(in thousands)	Volume	Yield/Rate	Mix	Total
Interest-bearing due from banks	$25	$8	$16	$49
Investment securities [1]	(71)	174	(6)	97
Loans [1]	434	(1,628)	(40)	(1,234)
Total interest-earning assets	388	(1,446)	(30)	(1,088)
Interest-bearing transaction accounts	—	2	—	2
Savings accounts	2	(1)	—	1
Money market accounts	(2)	4	—	2
Time accounts, including CDARS	(17)	(36)	3	(50)
FHLB borrowings and overnight borrowings	(100)	—	—	(100)
Subordinated debentures	4	(5)	—	(1)
Total interest-bearing liabilities	(113)	(36)	3	(146)
	$501	$(1,410)	$(33)	$(942)
[1] Yields and interest income on tax-exempt securities and loans are presented on a taxable-equivalent basis using the federal statutory rate of 35%.

First Quarter of 2017 Compared to First Quarter of 2016

Net interest income totaled $17.6 million in the first quarter of 2017, compared to $18.6 million in the same quarter a year ago. The tax-equivalent net interest margin was 3.79% in the first quarter of 2017, compared to 4.04% in the same quarter in the previous year.  The $1.0 million decrease in net interest income was primarily due to a $928 thousand decline in gains on early payoffs and purchased loan accretion on acquired loans, and a lower yield on the loan portfolio, partially offset by an increase in the yield on investment securities in the first quarter of 2017. Additionally, average earning assets increased $42.7 million to $1,922.4 million in 2017 compared to the first quarter of 2016, while interest expense was lower as a result of the Federal Home Loan Bank ("FHLB") fixed rate advance prepayment in 2016 and no overnight borrowings in the first quarter of 2017. The decrease in the tax-equivalent net interest margin reflects the changes discussed above.

Market Interest Rates

Market interest rates are, in part, based on the target federal funds interest rate (the interest rate banks charge each other for short-term borrowings) implemented by the Federal Reserve Open Market Committee ("FOMC"). In December 2015, December 2016, and March 2017 the FOMC raised the target federal funds rate by 25 basis points to a range of 0.25% to 0.50%, 0.50% to 0.75%, and 0.75% to 1.00%, respectively. The increase in 2017 was the third rate hike since 2008. The prolonged low interest rate environment negatively affected yields on our earning assets, which resulted in significant net interest margin compression over the last several years. If interest rates continue to rise, we anticipate that our net interest income will increase.

Page-33

Impact of Acquired Loans on Net Interest Margin

Early pay-offs or prepayments of acquired loans with significant unamortized purchase discount/premium could result in net interest margin volatility and cannot be predicted. As our acquired loans continue to pay off, we expect the accretion on acquired loans to continue to decline. Accretion and gains on pay-offs of purchased loans recorded to interest income were as follows:

	Three months ended
	March 31, 2017		March 31, 2016
(dollars in thousands)	Dollar Amount	Basis point affect on net interest margin	Dollar Amount	Basis point affect on net interest margin
Accretion on PCI loans	$90	2 bps	$98	2 bps
Accretion on non-PCI loans	$150	3 bps	$330	7 bps
Gains on pay-offs of PCI loans	$—	0 bps	$740	16 bps

Provision for Loan Losses

Management assesses the adequacy of the allowance for loan losses quarterly based on several factors including growth of the loan portfolio, analysis of probable losses in the portfolio, historical loss experience and the current economic climate.  Actual losses on loans are charged against the allowance, and the allowance is increased by loss recoveries and provisions for loan losses charged to expense.

There was no provision for loan losses recorded in the first quarter of 2017, consistent with the same quarter a year ago, as the level of reserves is deemed appropriate for the size and quality of the loan portfolio. Net charge-offs in the first quarter of 2017 totaled $223 thousand compared to net recoveries of $29 thousand in the same quarter a year ago.

The ratio of loan loss reserves to total loans was 1.03% at March 31, 2017, compared to 1.04% at December 31, 2016. At March 31, 2017, total loan loss reserves to loans excluding acquired loans was 1.09%. Non-accrual loans totaled $1.2 million, or 0.08% of total loans, at March 31, 2017, compared to $145 thousand, or 0.01%, at December 31, 2016. A well secured $1.1 million commercial real estate loan was placed on non-accrual status during the first quarter of 2017.

Impaired loan balances totaled $18.5 million at March 31, 2017, compared to $18.3 million at December 31, 2016, with specific valuation allowances of $673 thousand and $991 thousand for the same respective dates. Classified assets (loans with substandard or doubtful risk grades) increased to $30.2 million at March 31, 2017, from $19.6 million at December 31, 2016. The increase was primarily related to one relationship of $9.6 million and the non-accrual loan of $1.1 million mentioned above that were downgraded to substandard in the first quarter of 2017. There were no loans with doubtful risk grades at March 31, 2017 or December 31, 2016.

For more information, refer to Note 5 to the Consolidated Financial Statements in this Form 10-Q.

Page-34

Non-interest Income

The table below details the components of non-interest income.

	Three months ended		Amount	Percent
(dollars in thousands)	March 31, 2017	March 31, 2016	Increase (Decrease)	Increase (Decrease)
Service charges on deposit accounts	$452	$456	$(4)	(0.9)%
Wealth Management and Trust Services	503	566	(63)	(11.1)%
Debit card interchange fees	372	338	34	10.1%
Merchant interchange fees	96	113	(17)	(15.0)%
Earnings on bank-owned life insurance	209	201	8	4.0%
Dividends on FHLB stock	232	169	63	37.3%
Gains on investment securities, net	—	110	(110)	NM
Other income	251	210	41	19.5%
Total non-interest income	$2,115	$2,163	$(48)	(2.2)%

NM - Not Meaningful

First Quarter of 2017 Compared to First Quarter of 2016

Non-interest income decreased by $48 thousand in the first quarter of 2017 to $2.1 million, compared to $2.2 million in the same quarter a year ago. The decrease was primarily due to a $110 thousand decrease in gains from the sale of securities and $63 thousand lower wealth management and trust services fees. These decreases were partially offset by a $63 thousand increase in cash dividends on FHLB stock and a $37 thousand increase in fees collected on one-way deposit sells (included in other income).

Non-interest Expense

The table below details the components of non-interest expense.

	Three months ended		Amount	Percent
(dollars in thousands)	March 31, 2017	March 31, 2016	Increase (Decrease)	Increase (Decrease)
Salaries and related benefits	$7,475	$6,748	$727	10.8%
Occupancy and equipment	1,319	1,281	38	3.0%
Depreciation and amortization	481	453	28	6.2%
Federal Deposit Insurance Corporation insurance	161	261	(100)	(38.3)%
Data processing	939	856	83	9.7%
Professional services	522	498	24	4.8%
Directors' expense	158	189	(31)	(16.4)%
Information technology	198	193	5	2.6%
Provision for losses on off-balance sheet commitments	165	—	165	NM
Other non-interest expense
Advertising	73	103	(30)	(29.1)%
Other expense	1,520	1,428	92	6.4%
Total other non-interest expense	1,593	1,531	62	4.0%
Total non-interest expense	$13,011	$12,010	$1,001	8.3%

NM - Not Meaningful

First Quarter of 2017 Compared to First Quarter of 2016

Non-interest expense increased by $1.0 million to $13.0 million in the first quarter of 2017, compared to $12.0 million in the same quarter a year ago. The increase was primarily due to salaries and benefits related to filling open positions, annual merit increases, an increase in stock-based compensation due to the implementation of ASU 2016-09, and an

Page-35

increase in 401(k) matching. In addition, a provision of $165 thousand for off-balance sheet commitments was recorded in the first quarter of 2017, related to the increase in classified loans. These increases were partially offset by lower FDIC assessment expense due to lower assessment rates.

Provision for Income Taxes

The provision for income taxes for the first quarter of 2017 totaled $2.2 million at an effective tax rate of 32.4%, compared to $3.1 million at an effective tax rate of 35.8% in the same quarter last year. The decrease in the effective tax rate is primarily due to higher tax-exempt interest on municipal securities and loans and lower pre-tax income. Additionally, discrete tax benefits from the exercise of stock options and vesting of restricted stock increased in 2017 as a result of the adoption of ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, as discussed in Note 2 to the Consolidated Financial Statements in Item 1 of this report. These provisions reflect accruals for taxes at the applicable rates for federal income tax and California franchise tax based upon reported pre-tax income, and adjusted for the effects of all permanent differences between income for tax and financial reporting purposes (such as earnings on tax exempt loans and municipal securities, BOLI, and low income housing tax credits). There may be fluctuations in the effective rate from period to period based on the relationship of net permanent differences to income before tax.

We file a consolidated return in the U.S. Federal tax jurisdiction and a combined return in the State of California tax jurisdiction. There were no ongoing federal or state income tax examinations at the issuance of this report. At March 31, 2017, neither the Bank nor Bancorp had accruals for interest or penalties related to unrecognized tax benefits.

FINANCIAL CONDITION SUMMARY

Investment Securities

The investment securities portfolio totaled $414.0 million at March 31, 2017, a $3.1 million decrease from December 31, 2016. Year-to-date investment security purchases totaling $8.6 million were offset by paydowns and maturities totaling $12.6 million. Effective February 24, 2017, $129 million in mortgage-backed securities were transferred from available-for-sale securities to held-to-maturity at fair value to reduce balance sheet volatility, which was made possible by our strong liquidity position.

We have one privately issued CMO in our portfolio backed by mortgages having sub-prime or Alt-A features, which represents less than 0.1% of our total investment portfolio at both March 31, 2017 and December 31, 2016.

The table below summarizes our investment in obligations of state and political subdivisions at March 31, 2017 and December 31, 2016.

	March 31, 2017			December 31, 2016
(dollars in thousands)	Amortized Cost	Fair Value	% of Total State and Political Subdivisions	Amortized Cost	Fair Value	% of Total State and Political Subdivisions
Within California:
General obligation bonds	$15,699	$15,679	14.7%	$15,777	$15,660	14.3%
Revenue bonds	10,848	11,090	10.1	10,895	11,127	9.9
Tax allocation bonds	4,022	4,145	3.8	4,043	4,178	3.7
Total within California	30,569	30,914	28.6	30,715	30,965	27.9
Outside California:
General obligation bonds	68,220	67,454	64.0	71,534	70,376	64.9
Revenue bonds	7,857	7,882	7.4	7,913	7,904	7.2
Total outside California	76,077	75,336	71.4	79,447	78,280	72.1
Total obligations of state and political subdivisions	$106,646	$106,250	100.0%	$110,162	$109,245	100.0%

The portion of the portfolio outside the state of California is distributed among twenty states. The largest concentrations outside California are in Washington (12.2%), Texas (11.7%), and Minnesota (11.5%). Revenue bonds, both within

Page-36

and outside California, primarily consist of bonds relating to essential services (such as public improvements and utilities) and school district bonds.

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

Loans

Loans totaled $1,477.6 million at March 31, 2017, a decrease of $9.0 million from $1,486.6 million at December 31, 2016. New loan originations in the first three months of 2017 of $23.9 million were primarily in commercial real estate, including both owner-occupied and investor-owned, spread throughout our markets, and TIC mortgages. Pay-offs of $32.7 million, combined with scheduled payments and changes to utilization of existing loan commitments, produced the net decrease from December 31, 2016. We believe our loan pipeline is robust, reflecting growth prospects across our markets.

Liabilities

During the first three months of 2017, total liabilities increased by $5.8 million to $1,798.7 million. Deposits increased $6.6 million in the first quarter of 2017, primarily due to normal business activity from existing commercial customers that produced $61.4 million growth in non-interest bearing deposits, partially offset by $46.0 million money market deposits that were placed in one-way sales with our third party deposit network as part of our cash management strategy. Non-interest bearing deposits totaled $878.4 million, or 49.4% of total deposits at March 31, 2017, compared to 46.1% at December 31, 2016.

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

Management reviews capital ratios on a regular basis to ensure that capital exceeds the prescribed regulatory minimums and is adequate to meet our anticipated future needs.  For all periods presented, the Bank’s ratios exceed the regulatory definition of “well capitalized” under the regulatory framework for prompt corrective action and Bancorp’s ratios exceed the required minimum ratios to be considered a well-capitalized bank holding company. The most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action as of December 31, 2016. There are no conditions or events since that notification that Management believes have changed the Bank’s categories and we expect the Bank to remain well capitalized for prompt corrective action purposes.

In July 2013, the Federal Reserve Board of Governors, the FDIC and the Office of the Comptroller of the Currency finalized regulatory capital rules known as "Basel III". The rules became effective beginning January 2015, and will be phased-in by January 2019. The guidelines, among other things, changed the minimum capital requirements of banks and bank holding companies by increasing the Tier 1 capital to risk-weighted assets ratio to 6%, and introduced a new requirement to maintain a minimum ratio of common equity Tier 1 capital to risk-weighted assets of 4.5%. By 2019, when fully phased in, the rules will require further increases to certain minimum capital requirements and a capital conservation buffer of an additional 2.5% of risk-weighted assets. Basel III permits certain banks such as us

Page-37

to exclude accumulated other comprehensive income or loss from regulatory capital through a one-time election in the first quarter of 2015. As it was consistent with our existing treatment, there were no changes to our capital ratios as a result of making this election. The Basel III changes that affected us most significantly include:

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

We have modeled our ratios under the fully phased-in Basel III rules, and based on present facts, we do not expect that we will be required to raise additional capital as a result of the fully phased-in rules.

The Bancorp’s and Bank’s capital adequacy ratios as of March 31, 2017 and December 31, 2016 are presented in the following tables. Bancorp's Tier 1 capital includes the subordinated debentures, which are not included at the Bank level. We continued to build capital in 2017 through the accumulation of net income.

Capital Ratios for Bancorp (dollars in thousands)	Actual Ratio		Adequately Capitalized Threshold[1]			Ratio to be a Well Capitalized Bank Holding Company
March 31, 2017	Amount	Ratio	Amount		Ratio	Amount		Ratio
Total Capital (to risk-weighted assets)	$250,632	14.68%	≥ $	157,966	≥ 9.250%	≥ $	170,774	≥ 10.00%
Tier 1 Capital (to risk-weighted assets)	$234,349	13.72%	≥ $	123,811	≥ 7.250%	≥ $	136,619	≥ 8.00%
Tier 1 Capital (to average assets)	$234,349	11.59%	≥ $	80,892	≥ 4.000%	≥ $	101,115	≥ 5.00%
Common Equity Tier 1 (to risk-weighted assets)	$228,915	13.40%	≥ $	98,195	≥ 5.750%	≥ $	111,003	≥ 6.50%
December 31, 2016
Total Capital (to risk-weighted assets)	$247,453	14.32%	≥ $	149,039	≥ 8.625%	≥ $	172,799	≥ 10.00%
Tier 1 Capital (to risk-weighted assets)	$231,111	13.37%	≥ $	114,479	≥ 6.625%	≥ $	138,239	≥ 8.00%
Tier 1 Capital (to average assets)	$231,111	11.39%	≥ $	81,189	≥ 4.000%	≥ $	101,486	≥ 5.00%
Common Equity Tier 1 (to risk-weighted assets)	$225,925	13.07%	≥ $	88,559	≥ 5.125%	≥ $	112,319	≥ 6.50%
1 The adequately capitalized threshold includes the capital conservation buffer that was effective January 1, 2016. These ratios are not reflected on a fully phased-in basis, which will occur in January 2019.

Capital Ratios for the Bank (dollars in thousands)	Actual Ratio		Adequately Capitalized Threshold[1]			Ratio to be Well Capitalized under Prompt Corrective Action Provisions
March 31, 2017	Amount	Ratio	Amount		Ratio	Amount		Ratio
Total Capital (to risk-weighted assets)	$244,514	14.32%	≥ $	157,938	≥ 9.250%	≥ $	170,744	≥ 10.00%
Tier 1 Capital (to risk-weighted assets)	$228,230	13.37%	≥ $	123,789	≥ 7.250%	≥ $	136,595	≥ 8.00%
Tier 1 Capital (to average assets)	$228,230	11.29%	≥ $	80,880	≥ 4.000%	≥ $	101,099	≥ 5.00%
Common Equity Tier 1 (to risk-weighted assets)	$228,230	13.37%	≥ $	98,178	≥ 5.750%	≥ $	110,983	≥ 6.50%
December 31, 2016
Total Capital (to risk-weighted assets)	$243,468	14.09%	≥ $	149,016	≥ 8.625%	≥ $	172,772	≥ 10.00%
Tier 1 Capital (to risk-weighted assets)	$227,127	13.15%	≥ $	114,462	≥ 6.625%	≥ $	138,218	≥ 8.00%
Tier 1 Capital (to average assets)	$227,127	11.19%	≥ $	81,176	≥ 4.000%	≥ $	101,469	≥ 5.00%
Common Equity Tier 1 (to risk-weighted assets)	$227,127	13.15%	≥ $	88,546	≥ 5.125%	≥ $	112,302	≥ 6.50%
1 The adequately capitalized threshold includes the capital conservation buffer that was effective January 1, 2016. These ratios are not reflected on a fully phased-in basis, which will occur in January 2019.

Page-38

Liquidity

The goal of liquidity management is to provide adequate funds to meet loan demand and to fund operating activities and deposit withdrawals. We accomplish this goal by maintaining an appropriate level of liquid assets and formal lines of credit with the FHLB, FRBSF and correspondent banks that enable us to borrow funds as discussed in Note 6 to the consolidated financial statements. Our Asset Liability Management Committee ("ALCO"), which is comprised of certain Bank directors, is responsible for approving and monitoring our liquidity targets and strategies. ALCO has adopted a contingency funding plan that provides early detection of potential liquidity issues in the market or the Bank and institutes prompt responses that may prevent or alleviate a potential liquidity crisis. Management monitors liquidity daily and regularly adjusts our position based on current and future liquidity needs. We also have relationships with third party deposit networks and can adjust the placement of our deposits via reciprocal or one-way sales, as part of our cash management strategy.

We obtain funds from the repayment and maturity of loans,deposit inflows, investment security maturities and paydowns, federal funds purchases, FHLB advances, other borrowings, and cash flow from operations.  Our primary uses of funds are the origination of loans, the purchase of investment securities, withdrawals of deposits, maturity of certificates of deposit, repayment of borrowings and dividends to common stockholders.

The most significant factor in our daily liquidity position has been the level of customer deposits. We attract and retain new deposits, which depends upon the variety and effectiveness of our customer account products, service and convenience, and rates paid to customers, as well as our financial strength. The cash cycles of some of our large commercial depositors may cause short-term fluctuations in their deposit balances held with us.

At March 31, 2017 our liquid assets, which included unencumbered available-for-sale securities and cash, totaled $270.0 million, a decrease of $44.8 million from December 31, 2016. The decline is primarily due to a $129.0 million transfer of securities from available-for-sale to held-to-maturity, a portion of which was used to replace the previously pledged available-for-sale securities. Additionally, our cash and cash equivalents increased $24.4 million from December 31, 2016. The primary sources of funds during the first three months of 2017 included $12.6 million in pay-downs and maturities of investment securities, $8.9 million in loan principal collected, $7.0 million net cash provided by operating activities and an increase in net deposits of $6.6 million. The primary uses of liquidity during the first three months of 2017 was $8.6 million in investment securities purchases and $1.7 million in cash dividends paid on common stock to our shareholders. Management anticipates that our current strong liquidity position and core deposit base will provide adequate liquidity to fund our operations.

Undrawn credit commitments, as discussed in Note 8 to the consolidated financial statements, totaled $415.8 million at March 31, 2017. These commitments, to the extent used, are expected to be funded primarily through the repayment of existing loans, deposit growth and liquid assets. Over the next twelve months, $97.7 million of time deposits will mature. We expect these funds to be replaced with new deposits. Our emphasis on local deposits combined with our well capitalized equity position, provides a very stable funding base.

Since Bancorp is a holding company and does not conduct regular banking operations, its primary sources of liquidity are dividends from the Bank. Under the California Financial Code, payment of a dividend from the Bank to Bancorp without advance regulatory approval is restricted to the lesser of the Bank’s retained earnings or the amount of the Bank’s net profits from the previous three fiscal years less the amount of dividends paid during that period. The primary uses of funds for Bancorp are shareholder dividends and ordinary operating expenses.  Bancorp held $5.8 million of cash at March 31, 2017, which is deemed sufficient to cover Bancorp's operational needs and cash dividends to shareholders through the end of 2017. Management anticipates that there will be sufficient earnings at the Bank to provide dividends to Bancorp to meet its funding requirements for the foreseeable future.

Page-39

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

Based on our most recent simulation, net interest income is projected to increase by approximately 0.1% in year one given an immediate 200 basis point increase in interest rates and increase by approximately 5.9% in year two. On the other hand, net interest income is projected to decrease by 5.7% in year one given an immediate 100 basis point decline in interest rates and decrease by 10.6% in year two. The interest rate risk is within policy guidelines established by ALCO and the Board of Directors.

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

Page-40

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

PART II       OTHER INFORMATION

ITEM 1         Legal Proceedings

Refer to Note 12 to the Consolidated Financial Statements in Item 8 of our 2016 Form 10-K and Note 8 to the Consolidated Financial Statements in this Form 10-Q.

ITEM 1A      Risk Factors

There have been no material changes from the risk factors previously disclosed in our 2016 Form 10-K. Refer to “Risk Factors” in Item 1A of our 2016 Form 10-K, pages 11 through 20.

ITEM 2       Unregistered Sales of Equity Securities and Use of Proceeds

We did not have any unregistered sales or repurchases of our equity securities during the three months ended March 31, 2017.

ITEM 3       Defaults Upon Senior Securities

None.

ITEM 4      Mine Safety Disclosures

Not applicable.

ITEM 5      Other Information

None.

Page-41

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

Bank of Marin Bancorp
(registrant)

May 8, 2017	/s/ Russell A. Colombo
Date	Russell A. Colombo
President &
Chief Executive Officer
(Principal Executive Officer)

May 8, 2017	/s/ Tani Girton
Date	Tani Girton
Executive Vice President &
Chief Financial Officer
(Principal Financial Officer)

May 8, 2017	/s/ Cecilia Situ
Date	Cecilia Situ
First Vice President &
Manager of Finance & Treasury
(Principal Accounting Officer)

Page-43