Form 10-Q
period 2017-06-30
Bank of Marin Bancorp
filed 2017-08-07
CIK 1403475

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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
Yes   ☐     No  ☒

As of July 31, 2017, there were 6,165,751 shares of common stock outstanding.

Page-2

PART I       FINANCIAL INFORMATION

ITEM 1.  Financial Statements

BANK OF MARIN BANCORP CONSOLIDATED STATEMENTS OF CONDITION at June 30, 2017 and December 31, 2016

(in thousands, except share data; unaudited)	June 30, 2017	December 31, 2016
Assets
Cash and due from banks	$137,906	$48,804
Investment securities
Held-to-maturity, at amortized cost	163,018	44,438
Available-for-sale, at fair value	238,870	372,580
Total investment securities	401,888	417,018
Loans, net of allowance for loan losses of $15,232 and $15,442 at June 30, 2017 and December 31, 2016, respectively	1,476,253	1,471,174
Bank premises and equipment, net	8,390	8,520
Goodwill	6,436	6,436
Core deposit intangible	2,344	2,580
Interest receivable and other assets	67,499	68,961
Total assets	$2,100,716	$2,023,493

Liabilities and Stockholders' Equity
Liabilities
Deposits
Non-interest bearing	$892,988	$817,031
Interest bearing
Transaction accounts	87,866	100,723
Savings accounts	165,596	163,516
Money market accounts	546,586	539,967
Time accounts	147,504	151,463
Total deposits	1,840,540	1,772,700
Subordinated debentures	5,666	5,586
Interest payable and other liabilities	13,777	14,644
Total liabilities	1,859,983	1,792,930

Stockholders' Equity
Preferred stock, no par value, Authorized - 5,000,000 shares, none issued	—	—
Common stock, no par value, Authorized - 15,000,000 shares; Issued and outstanding - 6,160,952 and 6,127,314 at June 30, 2017 and December 31, 2016, respectively	88,949	87,392
Retained earnings	152,883	146,464
Accumulated other comprehensive loss, net	(1,099)	(3,293)
Total stockholders' equity	240,733	230,563
Total liabilities and stockholders' equity	$2,100,716	$2,023,493

The accompanying notes are an integral part of these consolidated financial statements (unaudited).

Page-3

BANK OF MARIN BANCORP CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three months ended		Six months ended
(in thousands, except per share amounts; unaudited)	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Interest income
Interest and fees on loans	$16,423	$16,097	$32,272	$33,238
Interest on investment securities
Securities of U.S. government agencies	1,534	1,191	3,052	2,543
Obligations of state and political subdivisions	553	588	1,121	1,174
Corporate debt securities and other	36	77	73	182
Interest on Federal funds sold and short-term investments	157	40	217	51
Total interest income	18,703	17,993	36,735	37,188
Interest expense
Interest on interest-bearing transaction accounts	21	28	50	55
Interest on savings accounts	16	14	31	28
Interest on money market accounts	114	107	227	218
Interest on time accounts	139	193	285	389
Interest on Federal Home Loan Bank ("FHLB") and other borrowings	—	378	—	478
Interest on subordinated debentures	109	107	217	216
Total interest expense	399	827	810	1,384
Net interest income	18,304	17,166	35,925	35,804
Provision for loan losses	—	—	—	—
Net interest income after provision for loan losses	18,304	17,166	35,925	35,804
Non-interest income
Service charges on deposit accounts	447	441	899	897
Wealth Management and Trust Services	504	527	1,007	1,093
Debit card interchange fees	384	381	756	719
Merchant interchange fees	112	128	208	241
Earnings on bank-owned life insurance	210	209	419	410
Dividends on FHLB stock	176	185	408	354
Gains on investment securities, net	10	284	10	394
Other income	253	266	504	476
Total non-interest income	2,096	2,421	4,211	4,584
Non-interest expense
Salaries and related benefits	7,287	6,724	14,762	13,472
Occupancy and equipment	1,380	1,175	2,699	2,456
Depreciation and amortization	463	441	944	894
Federal Deposit Insurance Corporation insurance	162	246	323	507
Data processing	963	916	1,902	1,772
Professional services	522	554	1,044	1,052
Directors' expense	224	116	382	305
Information technology	186	165	384	358
(Reversal) provision for losses on off-balance sheet commitments	(208)	150	(43)	150
Other expense	1,652	1,530	3,245	3,061
Total non-interest expense	12,631	12,017	25,642	24,027
Income before provision for income taxes	7,769	7,570	14,494	16,361
Provision for income taxes	2,583	2,733	4,760	5,878
Net income	$5,186	$4,837	$9,734	$10,483
Net income per common share:
Basic	$0.85	$0.80	$1.60	$1.73
Diluted	$0.84	$0.79	$1.58	$1.72
Weighted average shares:
Basic	6,110	6,078	6,101	6,063
Diluted	6,174	6,109	6,173	6,100
Dividends declared per common share	$0.27	$0.25	$0.54	$0.50
Comprehensive income:
Net income	$5,186	$4,837	$9,734	$10,483
Other comprehensive income
Change in net unrealized gain or loss on available-for-sale securities	1,961	2,119	3,635	5,042
Amortization of net unrealized loss on available for sale securities transferred to held-to-maturity securities	124	—	165	—
Reclassification adjustment for gains on available-for-sale securities included in net income	(10)	(284)	(10)	(394)
Net change in unrealized loss on available-for-sale securities, before tax	2,075	1,835	3,790	4,648
Tax effect	892	776	1,596	1,950
Other comprehensive income, net of tax	1,183	1,059	2,194	2,698
Comprehensive income	$6,369	$5,896	$11,928	$13,181
The accompanying notes are an integral part of these consolidated financial statements (unaudited).

Page-4

BANK OF MARIN BANCORP CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
for the year ended December 31, 2016 and the six months ended June 30, 2017

(in thousands, except share data; unaudited)	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Taxes	Total
	Shares	Amount
Balance at December 31, 2015	6,068,543	$84,727	$129,553	$193	$214,473
Net income	—	—	23,134	—	23,134
Other comprehensive loss	—	—	—	(3,486)	(3,486)
Stock options exercised	36,117	1,227	—	—	1,227
Excess tax benefit - stock-based compensation	—	161	—	—	161
Stock issued under employee stock purchase plan	621	32	—	—	32
Restricted stock granted	16,910	—	—	—	—
Stock-based compensation - stock options	—	347	—	—	347
Stock-based compensation - restricted stock	—	638	—	—	638
Cash dividends paid on common stock	—	—	(6,223)	—	(6,223)
Stock purchased by directors under director stock plan	516	26	—	—	26
Stock issued in payment of director fees	4,607	234	—	—	234
Balance at December 31, 2016	6,127,314	$87,392	$146,464	$(3,293)	$230,563
Net income	—	—	9,734	—	9,734
Other comprehensive income	—	—	—	2,194	2,194
Stock options exercised, net of shares surrendered for cashless exercises and tax withholdings	5,893	28	—	—	28
Stock issued under employee stock purchase plan	280	17	—	—	17
Stock issued to employee stock ownership plan	11,732	698	—	—	698
Restricted stock granted	14,230	—	—	—	—
Stock-based compensation - stock options	—	282	—	—	282
Stock-based compensation - restricted stock	—	428	—	—	428
Cash dividends paid on common stock	—	—	(3,315)	—	(3,315)
Stock purchased by directors under director stock plan	315	22	—	—	22
Stock issued in payment of director fees	1,188	82	—	—	82
Balance at June 30, 2017	6,160,952	$88,949	$152,883	$(1,099)	$240,733

The accompanying notes are an integral part of these consolidated financial statements (unaudited).

Page-5

BANK OF MARIN BANCORP CONSOLIDATED STATEMENTS OF CASH FLOWS
for the six months ended June 30, 2017 and 2016

(in thousands; unaudited)	June 30, 2017	June 30, 2016
Cash Flows from Operating Activities:
Net income	$9,734	$10,483
Adjustments to reconcile net income to net cash provided by operating activities:
(Reversal of) provision for losses on off-balance sheet commitments	(43)	150
Compensation expense--common stock for director fees	106	97
Stock-based compensation expense	710	478
Amortization of core deposit intangible	236	267
Amortization of investment security premiums, net of accretion of discounts	1,496	1,466
Accretion of discount on acquired loans	(498)	(832)
Accretion of discount on subordinated debentures	80	98
Net amortization of deferred loan origination costs/fees	60	43
Write-down of other real estate owned	—	13
Gain on sale of investment securities	(10)	(394)
Depreciation and amortization	944	894
Gain on sale of repossessed assets	(1)	—
Earnings on bank-owned life insurance policies	(419)	(410)
Net change in operating assets and liabilities:
Deferred rent and other rent-related expenses	114	(262)
Interest receivable and other assets	93	2,439
Interest payable and other liabilities	(389)	(4,035)
Total adjustments	2,479	12
Net cash provided by operating activities	12,213	10,495
Cash Flows from Investing Activities:
Purchase of held-to-maturity securities	(4,496)	(2,424)
Purchase of available-for-sale securities	(9,377)	(19,916)
Proceeds from sale of available-for-sale securities	1,321	68,673
Proceeds from paydowns/maturities of held-to-maturity securities	14,601	13,243
Proceeds from paydowns/maturities of available-for-sale securities	15,385	49,576
Loans originated and principal collected, net	(4,563)	4,996
Purchase of bank-owned life insurance policies	—	(1,864)
Purchase of premises and equipment	(814)	(239)
Proceeds from sale of repossessed assets	170	—
Purchase of Federal Home Loan Bank stock	—	(1,792)
Cash paid for low-income housing investment	(628)	(225)
Net cash provided by investing activities	11,599	110,028
Cash Flows from Financing Activities:
Net increase (decrease) in deposits	67,840	(22,611)
Proceeds from stock options exercised	88	1,200
Payment of tax withholdings for stock options exercised	(60)	—
Proceeds from stock issued under employee and director stock purchase plans	737	27
Federal Home Loan Bank repayments	—	(67,000)
Cash dividends paid on common stock	(3,315)	(3,044)
Net cash provided by (used in) financing activities	65,290	(91,428)
Net increase in cash and cash equivalents	89,102	29,095
Cash and cash equivalents at beginning of period	48,804	26,343
Cash and cash equivalents at end of period	$137,906	$55,438
Supplemental disclosure of cash flow information:
Cash paid in interest	$751	$1,336
Cash paid in income taxes	$4,620	$7,095
Supplemental disclosure of non-cash investing and financing activities:
Change in net unrealized gain or loss on available-for-sale securities	$3,635	$5,042
Securities transferred from available-for-sale to held-to-maturity	$128,965	$—
Amortization of net unrealized loss on available-for-sale securities transferred to held-to-maturity	$165	$—
Stock issued in payment of director fees	$82	$137

The accompanying notes are an integral part of these consolidated financial statements (unaudited).

Page-6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1:  Basis of Presentation

The consolidated financial statements include the accounts of Bank of Marin Bancorp (“Bancorp”), a bank holding company, and its wholly-owned bank subsidiary, Bank of Marin (the “Bank”), a California state-chartered commercial bank. References to “we,” “our,” “us” mean the holding company and the Bank that are consolidated for financial reporting purposes. The accompanying unaudited consolidated interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles ("GAAP") have been condensed or omitted pursuant to those rules and regulations. Although we believe that the disclosures are adequate and the information presented is not misleading, we suggest that these interim financial statements be read in conjunction with the annual financial statements and the notes thereto included in our 2016 Annual Report on Form 10-K.  In the opinion of Management, the unaudited consolidated financial statements reflect all adjustments which are necessary for a fair presentation of the consolidated financial position, the results of operations, changes in comprehensive income, changes in stockholders’ equity, and cash flows for the periods presented. All material intercompany transactions have been eliminated. The results of these interim periods may not be indicative of the results for the full year or for any other period.

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

	Three months ended		Six months ended
(in thousands, except per share data)	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Weighted average basic shares outstanding	6,110	6,078	6,101	6,063
Potentially dilutive common shares related to:
Stock options	52	27	57	31
Unvested restricted stock awards	12	4	15	6
Weighted average diluted shares outstanding	6,174	6,109	6,173	6,100
Net income	$5,186	$4,837	$9,734	$10,483
Basic EPS	$0.85	$0.80	$1.60	$1.73
Diluted EPS	$0.84	$0.79	$1.58	$1.72
Weighted average anti-dilutive shares not included in the calculation of diluted EPS	33	70	23	60

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

Income taxes: We have recorded excess tax benefits (deficiencies) resulting from the exercise of non-qualified stock options, the disqualifying disposition of incentive stock options and vesting of restricted stock awards as tax benefits (expense) in the consolidated statements of comprehensive income with a corresponding decrease (increase) to current taxes payable. Previous to the adoption of this ASU, excess tax benefits (deficiencies) were recognized as an increase (decrease) to common stock in the consolidated statements of changes in stockholders' equity. In addition, we have reflected excess tax benefits as an operating activity in the consolidated statements of cash flows. Previous to the adoption of this ASU, excess tax benefits were shown as a financing activity. We applied the amendment prospectively and prior period financial statements have not been restated. For the six months ended June 30, 2017, we recognized $169 thousand in excess tax benefits recorded as a reduction to income tax expense.

Statutory tax withholding: Cash paid for tax withholdings when shares are surrendered in a cashless stock option exchange has been classified as a financing activity in the consolidated statements of cash flows. There were no shares surrendered for tax withholdings prior to the adoption of ASU 2016-09.

In March 2017, the FASB issued ASU No. 2017-08, Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities. The amendments in this ASU shorten the amortization period for certain callable debt securities purchased at a premium and require the premium to be amortized to the earliest call date. The ASU is effective for annual periods beginning after December 15, 2018, including interim periods within those periods. We early adopted this ASU effective January 1, 2017, which did not have a material impact on our financial condition and results of operations.

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

Our revenue is mainly comprised of interest income on financial instruments, which is explicitly excluded from the scope of ASU 2014-09. We have identified applicable sources of non-interest income and are gathering and reviewing related contracts and evaluating their potential impact to our revenue recognition under the new standards. While the recognition of certain components of our non-interest income may be affected by the ASU, we do not expect it to have a material impact on our financial condition and results of operations.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The amendments in this ASU intend to increase transparency and comparability among organizations by recognizing an asset, which represents the right to use the asset for the lease term, and a lease liability, which is a lessee's obligation to make lease payments measured on a discounted basis. This ASU generally applies to leasing arrangements exceeding a twelve month term. ASU 2016-02 is effective for annual periods, including interim periods within those annual periods beginning after December 15, 2018 and requires a modified retrospective method of adoption. Early application of the amendments is permitted. We intend to adopt this ASU during the first quarter of 2019, as required, and are continuing to evaluate our lease agreements and potential accounting software solutions as they become available. As of June 30, 2017, our undiscounted operating lease obligations that were off-balance sheet totaled $19.4 million (See Note 8, Commitments and Contingencies). Upon adoption of this ASU, the present values of leases currently classified as operating leases will be recognized as lease assets and liabilities on our balance sheet. Additional disclosures of key information about our leasing arrangements will also be required. We do not expect that the ASU will have a material impact on our capital ratios or return on average assets when adopted and we are currently evaluating the effect that the ASU will have on other components of our financial condition and results of operations.

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This ASU provides guidance on how to present and classify eight specific cash flow topics in the statement of cash flows. The ASU is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The amendments should be applied using a retrospective transition method to each period presented, if practical. This ASU may affect our presentation of certain cash flows and their categorization as operating, investing or financing activities in the consolidated statements of cash flows, but we do not expect it to have a material impact on our financial condition or results of operations.

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

In May 2017, the FASB issued ASU No. 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting. This ASU applies to entities that change the terms or conditions of a share-based payment award. The FASB adopted this ASU to provide clarity in what constitutes a modification and to reduce diversity in practice in applying Topic 718. In order for a change to a share-based arrangement to not require Topic 718 modification accounting treatment, all of the following must be met: no change in fair value, no change in vesting conditions and no change in the balance sheet classification of the modified award. The ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those periods. Early adoption is permitted, including adoption in an interim period. The amendments should be applied prospectively to an award modified on or after the adoption date. We do not expect this ASU to have a material impact on our financial condition or results of operations.

Page-10

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

The following table summarizes our assets and liabilities that were required to be recorded at fair value on a recurring basis.

(in thousands) Description of Financial Instruments	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2017
Securities available-for-sale:
Mortgage-backed securities and collateralized mortgage obligations issued by U.S. government agencies	$120,914	$—	$120,343	$571
Debentures of government sponsored agencies	35,378	—	35,378	—
Privately-issued collateralized mortgage obligations	130	—	130	—
Obligations of state and political subdivisions	77,423	—	77,423	—
Corporate bonds	5,025	—	5,025	—
Derivative financial assets (interest rate contracts)	39	—	39	—
Derivative financial liabilities (interest rate contracts)	935	—	935	—
December 31, 2016
Securities available-for-sale:
Mortgage-backed securities and collateralized mortgage obligations issued by U.S. government agencies	$254,041	$—	$253,434	$607
Debentures of government sponsored agencies	35,403	—	35,403	—
Privately-issued collateralized mortgage obligations	419	—	419	—
Obligations of state and political subdivisions	77,701	—	77,701	—
Corporate bonds	5,016	—	5,016	—
Derivative financial assets (interest rate contracts)	55	—	55	—
Derivative financial liabilities (interest rate contracts)	933	—	933	—

Securities available-for-sale are recorded at fair value on a recurring basis. When available, quoted market prices (Level 1) are used to determine the fair value of securities available-for-sale. If quoted market prices are not available, we obtain pricing information from a reputable third-party service provider, who may utilize valuation techniques that use current market-based or independently sourced parameters, such as bid/ask prices, dealer-quoted prices, interest rates, benchmark yield curves, prepayment speeds, probability of default, loss severity and credit spreads (Level 2).   Level 2 securities include obligations of state and political subdivisions, U.S. agencies or government-sponsored

Page-11

agencies' debt securities, mortgage-backed securities, government agency-issued, privately-issued collateralized mortgage obligations, and corporate bonds. As of June 30, 2017 and December 31, 2016, there were no securities that were considered Level 1 securities. As of June 30, 2017, we had one available-for-sale security that was considered a Level 3 security. The security is a U.S. government agency obligation collateralized by a small number of business equipment loans guaranteed by the Small Business Administration ("SBA") program. The security is not actively traded and is owned only by a few investors. The significant unobservable data that is reflected in the fair value measurement include dealer quotes, projected prepayment speeds/average life and credit information, among other things. The unrealized gain or loss on this SBA-guaranteed security increased by $1 thousand in the same period recorded as part of other comprehensive income.

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

The following table presents the carrying value of assets measured at fair value on a non-recurring basis and that were held in the consolidated statements of condition at each respective period end, by level within the fair value hierarchy as of June 30, 2017 and December 31, 2016.

(in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2017
Other real estate owned	238	—	—	238
December 31, 2016
Other real estate owned	408	—	—	408

When a loan is identified as impaired, it is reported at the lower of cost or fair value, measured based on the loan's observable market price (Level 1) or the current net realizable value of the underlying collateral securing the loan, if the loan is collateral dependent (Level 3).  Net realizable value of the underlying collateral is the fair value of the collateral less estimated selling costs and any prior liens. Appraisals, recent comparable sales, offers and listing prices are factored in when valuing the collateral. We review and verify the qualifications and licenses of the certified general appraisers used for appraising commercial properties or certified residential appraisers for residential properties. Real estate appraisals may utilize a combination of approaches including replacement cost, sales comparison and the income approach. Comparable sales and income data are analyzed by the appraisers and adjusted to reflect differences between them and the subject property such as property characteristics, leasing status and physical condition. When

Page-12

appraisals are received, Management reviews the underlying assumptions and methodology utilized, as well as the overall resulting value in conjunction with independent data sources such as recent market data and industry-wide statistics. We generally use a 6% discount for selling costs which is applied to all properties, regardless of size. Appraised values may be adjusted to reflect changes in market conditions that have occurred subsequent to the appraisal date, or for revised estimates regarding the timing or cost of the property sale. These adjustments are based on qualitative judgments made by Management on a case-by-case basis and are generally unobservable valuation inputs as they are specific to the underlying collateral. There have been no significant changes in the valuation techniques during 2017. As of June 30, 2017 and December 31, 2016, there were no collateral-dependent loans whose principal balances had been written down to the values of the underlying collateral.

OREO represents collateral acquired through foreclosure and is initially recorded at fair value as established by a current appraisal, adjusted for disposition costs. Subsequently, OREO is measured at lower of cost or fair value. OREO values are reviewed on an ongoing basis and any subsequent decline in fair value is recorded as a foreclosed asset expense in the current period. The value of OREO is determined based on independent appraisals, similar to the process used for impaired loans, discussed above, and is classified as Level 3. All OREO resulted from an acquisition. There were no changes in the estimated fair values of OREO during the first six months of 2017 or 2016.

Disclosures about Fair Value of Financial Instruments

The table below is a summary of fair value estimates for financial instruments as of June 30, 2017 and December 31, 2016, excluding financial instruments recorded at fair value on a recurring basis (summarized in the first table in this note). The carrying amounts in the following table are recorded in the consolidated statements of condition under the indicated captions. Further, we have not disclosed the fair value of financial instruments specifically excluded from disclosure requirements such as bank-owned life insurance policies ("BOLI"). Additionally, we hold shares of FHLB stock and Visa Inc. Class B common stock at cost. These shares are restricted from resale, except among member banks, and their values are discussed in Note 4, Investment Securities.

	June 30, 2017			December 31, 2016
(in thousands)	Carrying Amounts	Fair Value	Fair Value Hierarchy	Carrying Amounts	Fair Value	Fair Value Hierarchy
Financial assets
Cash and cash equivalents	$137,906	$137,906	Level 1	$48,804	$48,804	Level 1
Investment securities held-to-maturity	163,018	165,028	Level 2	44,438	45,097	Level 2
Loans, net	1,476,253	1,454,371	Level 3	1,471,174	1,473,360	Level 3
Interest receivable	6,003	6,003	Level 2	6,319	6,319	Level 2
Financial liabilities
Deposits	1,840,540	1,840,737	Level 2	1,772,700	1,773,102	Level 2
Subordinated debentures	5,666	5,153	Level 3	5,586	5,083	Level 3
Interest payable	114	114	Level 2	134	134	Level 2

Following is a description of methods and assumptions used to estimate the fair value of each class of financial instrument not recorded at fair value but required for disclosure purposes:

Cash and Cash Equivalents - The carrying amounts of cash and cash equivalents approximate their fair value because of the short-term nature of these instruments.

Held-to-maturity Securities - Held-to-maturity securities, which generally consist of obligations of state and political subdivisions and corporate bonds, are recorded at their amortized cost. Their fair value for disclosure purposes is determined using methodologies similar to those described above for available-for-sale securities using Level 2 inputs. If Level 2 inputs are not available, we may utilize pricing models that incorporate unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities (Level 3).  As of June 30, 2017 and December 31, 2016, we did not hold any held-to-maturity securities whose fair value was measured using significant unobservable inputs.

Loans - The fair value of loans with variable interest rates approximates their current carrying value, because their rates are regularly adjusted to current market rates. The fair value of fixed rate loans or variable loans at negotiated interest rate floors or ceilings with remaining maturities in excess of one year is estimated by discounting the future

Page-13

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

Subordinated Debentures - The fair values of the subordinated debentures are estimated by discounting the future cash flows (interest payment at a rate of three-month LIBOR plus 3.05% and 1.40%) to their present values using current market rates at which similar bonds would be issued with similar credit ratings as ours and similar remaining maturities. Each interest payment is discounted at the spot rate of the corresponding term, determined based on the yields and terms of comparable trust preferred securities, plus a liquidity premium. In July 2010, the Dodd-Frank Act was signed into law and limits the ability of certain bank holding companies to treat trust preferred security debt issuances as Tier 1 capital. This law effectively closed the trust preferred securities markets for new issuances and led to the absence of observable or comparable transactions in the market place. Due to the use of unobservable inputs of trust preferred securities, we consider the fair value to be a Level 3 measurement. See Note 6, Borrowings, for further information.

Commitments - The value of unrecognized financial instruments is estimated based on the fee income associated with the commitments which, in the absence of credit exposure, is considered to approximate their settlement value. The fair value of commitment fees was not material at June 30, 2017 and December 31, 2016, respectively.

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

Page-14

	June 30, 2017				December 31, 2016
	Amortized	Fair	Gross Unrealized		Amortized	Fair	Gross Unrealized
(in thousands)	Cost	Value	Gains	(Losses)	Cost	Value	Gains	(Losses)
Held-to-maturity:
Obligations of state and political subdivisions	$24,059	$24,729	$671	$(1)	$30,856	$31,544	$694	$(6)
Corporate bonds	—	—	—	—	3,519	3,518	—	(1)
MBS pass-through securities issued by FHLMC and FNMA	107,526	108,360	897	(63)	10,063	10,035	126	(154)
CMOs issued by FHLMC	31,433	31,940	507	—	—	—	—	—
Total held-to-maturity	163,018	165,029	2,075	(64)	44,438	45,097	820	(161)
Available-for-sale:
Securities of U.S. government agencies:
MBS pass-through securities issued by FHLMC and FNMA	89,422	89,836	630	(216)	193,998	190,566	145	(3,577)
CMOs issued by FNMA	12,182	12,237	80	(25)	13,790	13,772	91	(109)
CMOs issued by FHLMC	9,381	9,405	24	—	43,452	42,758	37	(731)
CMOs issued by GNMA	9,361	9,436	77	(2)	6,844	6,945	102	(1)
Debentures of government- sponsored agencies	35,490	35,378	—	(112)	35,486	35,403	7	(90)
Privately issued CMOs	129	130	1	—	419	419	1	(1)
Obligations of state and political subdivisions	76,955	77,423	772	(304)	79,306	77,701	135	(1,740)
Corporate bonds	4,964	5,025	61	—	4,959	5,016	57	—
Total available-for-sale	237,884	238,870	1,645	(659)	378,254	372,580	575	(6,249)
Total investment securities	$400,902	$403,899	$3,720	$(723)	$422,692	$417,677	$1,395	$(6,410)

The amortized cost and fair value of investment debt securities by contractual maturity at June 30, 2017 are shown below. Expected maturities may differ from contractual maturities if the issuers of the securities have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2017				December 31, 2016
	Held-to-Maturity		Available-for-Sale		Held-to-Maturity		Available-for-Sale
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$4,501	$4,524	$22,959	$22,942	$13,473	$13,506	$20,136	$20,109
After one but within five years	15,894	16,300	57,536	57,592	16,706	17,150	58,334	58,267
After five years through ten years	43,392	44,274	79,739	80,018	3,000	3,125	113,576	110,842
After ten years	99,231	99,931	77,650	78,318	11,259	11,316	186,208	183,362
Total	$163,018	$165,029	$237,884	$238,870	$44,438	$45,097	$378,254	$372,580

Sales of investment securities and gross gains and losses are shown in the following table.

	Three months ended		Six months ended
(in thousands)	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Available-for-sale:
Sales proceeds	$1,321	$13,688	$1,321	$68,673
Gross realized gains	13	284	13	458
Gross realized losses	(3)	—	(3)	(64)

Investment securities carried at $119.8 million and $109.1 million at June 30, 2017 and December 31, 2016, respectively, were pledged with the State of California: $119.0 million and $108.3 million to secure public deposits in compliance with the Local Agency Security Program at June 30, 2017 and December 31, 2016, respectively, and $814 thousand and $822 thousand to provide collateral for trust deposits at June 30, 2017 and December 31, 2016, respectively. In addition, investment securities carried at $2.0 million and $2.1 million were pledged to collateralize a

Page-15

Wealth Management and Trust Services (“WMTS”) checking account at June 30, 2017 and December 31, 2016, respectively.

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

Other-Than-Temporarily Impaired ("OTTI") Debt Securities

We have evaluated the credit of our investment securities and their issuers and/or insurers. Based on our evaluation, Management has determined that no investment security in our investment portfolio is other-than-temporarily impaired as of June 30, 2017. We do not have the intent and it is more likely than not that we will not have to sell the remaining securities temporarily impaired at June 30, 2017 before recovery of the amortized cost basis.

There were 59 and 134 investment securities in unrealized loss positions at June 30, 2017 and December 31, 2016, respectively. Those securities are summarized and classified according to the duration of the loss period in the tables below:

June 30, 2017	< 12 continuous months		≥ 12 continuous months		Total securities in a loss position
(in thousands)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
Held-to-maturity:
Obligations of state and political subdivisions	$132	$(1)	$545	$—	$677	$(1)
MBS pass-through securities issued by FHLMC and FNMA	2,321	(63)	—	—	2,321	(63)
Total held-to-maturity	2,453	(64)	545	—	2,998	(64)
Available-for-sale:
MBS pass-through securities issued by FHLMC and FNMA	25,380	(201)	9,117	(15)	34,497	(216)
CMOs issued by FNMA	8,452	(25)	—	—	8,452	(25)
CMOs issued by GNMA	1,278	(2)	—	—	1,278	(2)
Debentures of government- sponsored agencies	24,926	(66)	9,953	(46)	34,879	(112)
Obligations of state add political subdivisions	21,434	(290)	1,391	(14)	22,825	(304)
Total available-for-sale	81,470	(584)	20,461	(75)	101,931	(659)
Total temporarily impaired securities	$83,923	$(648)	$21,006	$(75)	$104,929	$(723)

Page-16

December 31, 2016	< 12 continuous months		≥ 12 continuous months		Total securities in a loss position
(in thousands)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
Held-to-maturity:
Obligations of state and political subdivisions	$2,250	$(154)	$—	$—	$2,250	$(154)
Corporate bonds	3,362	(6)	—	—	3,362	(6)
MBS pass-through securities issued by FHLMC and FNMA	3,518	(1)	—	—	3,518	(1)
Total held-to-maturity	9,130	(161)	—	—	9,130	(161)
Available-for-sale:
MBS pass-through securities issued by FHLMC and FNMA	162,016	(3,577)	—	—	162,016	(3,577)
CMOs issued by FNMA	9,498	(109)	—	—	9,498	(109)
CMOs issued by FHLMC	31,545	(731)	—	—	31,545	(731)
CMOs issued by GNMA	1,583	(1)	—	—	1,583	(1)
Debentures of government- sponsored agencies	19,951	(38)	9,946	(52)	29,897	(90)
Obligations of state and political subdivisions	59,567	(1,740)	—	—	59,567	(1,740)
Corporate bonds	154	(1)	—	—	154	(1)
Total available-for-sale	284,314	(6,197)	9,946	(52)	294,260	(6,249)
Total temporarily impaired securities	$293,444	$(6,358)	$9,946	$(52)	$303,390	$(6,410)

As of June 30, 2017, there was one debenture of government-sponsored agency security, one MBS pass-through security issued by FNMA and two obligations of U.S. state and political subdivisions security that have been in a continuous loss position for twelve months or more. We have evaluated the securities and believe that the decline in fair value is primarily driven by factors other than credit. It is probable that we will be able to collect all amounts due according to the contractual terms and no other-than-temporary impairment exists on these securities. The debenture of government-sponsored agency security is supported by the U.S. Federal Government, which protects us from credit losses. Based upon our assessment of the credit fundamentals, we concluded that these securities were not other-than-temporarily impaired at June 30, 2017.

There were 55 investment securities in our portfolio that had been in temporary loss positions for less than twelve months as of June 30, 2017, and their temporary loss positions mainly arose from changes in interest rates since purchase. They consisted of two debentures of U.S. government-sponsored agencies, 36 obligations of U.S. state and political subdivisions, twelve MBS and five CMOs issued by government-sponsored agencies. Securities of government-sponsored agencies are supported by the U.S. Federal Government, which protects us from credit losses. Other temporarily impaired securities are deemed creditworthy after internal analysis of the issuers' latest financial information and credit enhancement. Additionally, all are rated as investment grade by at least one major rating agency. As a result of this impairment analysis, we concluded that these securities were not other-than-temporarily impaired at June 30, 2017.

Non-Marketable Securities

As a member of the FHLB, we are required to maintain a minimum investment in FHLB capital stock determined by the Board of Directors of the FHLB. The minimum investment requirements can increase in the event we increase our total asset size or borrowings with the FHLB. Shares cannot be purchased or sold except between the FHLB and its members at the $100 per share par value. We held $10.2 million of FHLB stock recorded at cost in other assets on the consolidated statements of condition at both June 30, 2017 and December 31, 2016. The carrying amounts of these investments are reasonable estimates of fair value because the securities are restricted to member banks and they do not have a readily determinable market value. Management does not believe that the FHLB stock is other-than-temporarily-impaired, due to FHLB's current financial condition. On July 27, 2017, FHLB announced a cash dividend for the second quarter of 2017 at an annualized dividend rate of 7.00% to be distributed in mid-August 2017. Cash dividends paid on FHLB capital stock are recorded as non-interest income.

Page-17

As a member bank of Visa U.S.A., we hold 16,939 shares of Visa Inc. Class B common stock with a carrying value of zero, which is equal to our cost basis. These shares are restricted from resale until their conversion into Class A (voting) shares upon the termination of Visa Inc.'s Covered Litigation escrow account. As a result of the restriction, these shares are not considered available-for-sale and are not carried at fair value. When converting this Class B common stock to Class A common stock based on the conversion rate of 1.6483 and the closing stock price of Class A shares, the value of our shares of Class B common stock would have been $2.6 million and $2.2 million at June 30, 2017 and December 31, 2016, respectively. The conversion rate is subject to further reduction upon the final settlement of the covered litigation against Visa Inc. and its member banks. For further information, see Note 8, Commitments and Contingencies.

We invest in low-income housing tax credit funds as a limited partner, which totaled $2.3 million and $2.5 million recorded in other assets as of June 30, 2017 and December 31, 2016, respectively. In the first six months of 2017, we recognized $175 thousand of low-income housing tax credits and other tax benefits, net of $139 thousand of amortization expense of low-income housing tax credit investment, as a component of income tax expense. As of June 30, 2017, our unfunded commitments for these low-income housing tax credit funds totaled $820 thousand. We did not recognize any impairment losses on these low-income housing tax credit investments during the first six months of 2017 or 2016.

Note 5:  Loans and Allowance for Loan Losses

Credit Quality of Loans

The following table shows outstanding loans by class and payment aging as of June 30, 2017 and December 31, 2016.

Loan Aging Analysis by Loan Class
(in thousands)	Commercial and industrial	Commercial real estate, owner-occupied	Commercial real estate, investor	Construction	Home equity	Other residential [1]	Installment and other consumer	Total
June 30, 2017
30-59 days past due	$—	$—	$—	$—	$244	$—	$150	$394
60-89 days past due	—	—	—	—	—	—	—	—
90 days or more past due	—	—	—	—	—	—	—	—
Total past due	—	—	—	—	244	—	150	394
Current	217,417	265,249	717,197	54,990	119,256	92,421	24,561	1,491,091
Total loans [3]	$217,417	$265,249	$717,197	$54,990	$119,500	$92,421	$24,711	$1,491,485
Non-accrual loans [2]	$—	$—	$1,041	$—	$87	$—	$51	$1,179
December 31, 2016
30-59 days past due	$283	$—	$—	$—	$77	$—	$2	$362
60-89 days past due	—	—	—	—	—	—	49	49
90 days or more past due	—	—	—	—	91	—	—	91
Total past due	283	—	—	—	168	—	51	502
Current	218,332	247,713	724,228	74,809	117,039	78,549	25,444	1,486,114
Total loans [3]	$218,615	$247,713	$724,228	$74,809	$117,207	$78,549	$25,495	$1,486,616
Non-accrual loans [2]	$—	$—	$—	$—	$91	$—	$54	$145
1 Our residential loan portfolio does not include sub-prime loans, nor is it our practice to underwrite loans commonly referred to as "Alt-A mortgages", the characteristics of which are loans lacking full documentation, borrowers having low FICO scores or higher loan-to-value ratios.
2 There were no purchased credit impaired ("PCI") loans that had stopped accreting interest at June 30, 2017 and December 31, 2016. Amounts exclude accreting PCI loans of $2.3 million and $2.9 million at June 30, 2017 and December 31, 2016, respectively, as we have a reasonable expectation about future cash flows to be collected and we continue to recognize accretable yield on these loans in interest income. There were no accruing loans past due more than ninety days at June 30, 2017 or December 31, 2016.
3 Amounts include net deferred loan origination costs of $823 thousand and $883 thousand at June 30, 2017 and December 31, 2016, respectively. Amounts are also net of unaccreted purchase discounts on non-PCI loans of $1.4 million and $1.8 million at June 30, 2017 and December 31, 2016, respectively.

Our commercial loans are generally made to established small and mid-sized businesses to provide financing for their growth and working capital needs, equipment purchases and acquisitions.  Management examines historical, current, and projected cash flows to determine the ability of the borrower to repay obligations as agreed. Commercial loans are made based primarily on the identified cash flows of the borrower and secondarily on the underlying collateral and guarantor support. The cash flows of borrowers, however, may not occur as expected, and the collateral securing these loans may fluctuate in value. Most commercial and industrial loans are secured by the assets being financed, such as accounts receivable and inventory, and typically include a personal guarantee. We target stable businesses

Page-18

with guarantors that have proven to be resilient in periods of economic stress.  Typically, the guarantors provide an additional source of repayment for most of our credit extensions.

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

Consumer loans primarily consist of home equity lines of credit and other residential tenancy-in-common fractional interest loans ("TIC"), floating homes and mobile homes along with a small number of installment loans. We originate consumer loans utilizing credit score information, debt-to-income ratio and loan-to-value ratio analysis. Diversification among consumer loan types, coupled with relatively small loan amounts that are spread across many individual borrowers, mitigates risk. Our other residential loans include TIC units located almost entirely in San Francisco County.

We use a risk rating system to evaluate asset quality, and to identify and monitor credit risk in individual loans, and in the loan portfolio. Definitions of loans that are risk graded “Special Mention” or worse are consistent with those used by the Federal Deposit Insurance Corporation ("FDIC").  Our internally assigned grades are as follows:

Pass and Watch: Loans to borrowers of acceptable or better credit quality. Borrowers in this category demonstrate fundamentally sound financial positions, repayment capacity, credit history, and management expertise.  Loans in this category must have an identifiable and stable source of repayment and meet the Bank’s policy regarding debt service coverage ratios.  These borrowers are capable of sustaining normal economic, market or operational setbacks without significant financial consequences.  Negative external industry factors are generally not present.  The loan may be secured, unsecured or supported by non-real estate collateral for which the value is more difficult to determine and/or marketability is more uncertain. This category also includes “Watch” loans, where the primary source of repayment has been delayed. “Watch” is intended to be a transitional grade, with either an upgrade or downgrade within a reasonable period.

Special Mention: Potential weaknesses that deserve close attention. If left uncorrected, those potential weaknesses may result in deterioration of the payment prospects for the asset. Special Mention assets do not present sufficient risk to warrant adverse classification.

Substandard: Inadequately protected by either the current sound worth and paying capacity of the obligor or the collateral pledged, if any. A Substandard asset has a well-defined weakness or weaknesses that jeopardize(s) the liquidation of the debt. Substandard assets are characterized by the distinct possibility that we will sustain some loss if such weaknesses or deficiencies are not corrected. Well-defined weaknesses include adverse trends or developments of the borrower’s financial condition, managerial weaknesses and significant collateral deficiencies.

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

Page-19

size, risk and complexity. Investor commercial real estate borrowers are generally required to submit rent rolls or property income statements annually. Construction loans are monitored monthly, and reviewed on an ongoing basis. Home equity and other consumer loans are reviewed based on delinquency. Loans graded “Watch” or worse, regardless of loan type, are reviewed no less than quarterly.

The following table represents an analysis of the carrying amount in loans, net of deferred fees and costs and purchase premiums or discounts, by internally assigned risk grades, including PCI loans, at June 30, 2017 and December 31, 2016.

Credit Risk Profile by Internally Assigned Risk Grade
(in thousands)	Commercial and industrial	Commercial real estate, owner-occupied	Commercial real estate, investor	Construction	Home equity	Other residential	Installment and other consumer	Purchased credit-impaired	Total
June 30, 2017
Pass	$201,289	$250,534	$713,341	$51,752	$118,191	$92,421	$24,372	$2,255	$1,454,155
Special Mention	3,535	4,533	—	—	—	—	—	—	8,068
Substandard	12,555	9,066	2,855	3,238	1,209	—	339	—	29,262
Total loans	$217,379	$264,133	$716,196	$54,990	$119,400	$92,421	$24,711	$2,255	$1,491,485
December 31, 2016
Pass	$201,987	$234,849	$720,417	$71,564	$115,680	$78,549	$25,083	$2,920	$1,451,049
Special Mention	9,197	4,799	607	—	1,334	—	—	—	15,937
Substandard	7,391	6,993	1,498	3,245	91	—	412	—	19,630
Total loans	$218,575	$246,641	$722,522	$74,809	$117,105	$78,549	$25,495	$2,920	$1,486,616

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

The following table summarizes the carrying amount of TDR loans by loan class as of June 30, 2017 and December 31, 2016.

(in thousands)
Recorded investment in Troubled Debt Restructurings [1]	June 30, 2017	December 31, 2016
Commercial and industrial	$2,075	$2,207
Commercial real estate, owner-occupied	7,000	6,993
Commercial real estate, investor	2,214	2,256
Construction	3,238	3,245
Home equity	487	625
Other residential	1,170	1,965
Installment and other consumer	888	877
Total	$17,072	$18,168
1 There were no TDR loans on non-accrual status at June 30, 2017 and December 31, 2016.

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

(dollars in thousands)	Number of Contracts Modified	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment at Period End
Troubled Debt Restructurings during the three months ended June 30, 2017:
None	—	$—	$—	$—

Troubled Debt Restructurings during the three months ended June 30, 2016:
Commercial real estate, investor	1	$281	$281	$281
Home equity [1]	1	87	222	222
Total	2	$368	$503	$503

Troubled Debt Restructurings during the six months ended June 30, 2017:
Installment and consumer	1	$50	$50	$49

Troubled Debt Restructurings during the six months ended June 30, 2016:
Commercial real estate, investor	2	$1,830	$1,826	$1,808
Home equity [1]	1	87	222	222
Total	3	$1,917	$2,048	$2,030
[1] The home equity TDR modification during the second quarter of 2016 included debt consolidation, which increased the post-modification balance.

The modifications during the six months ended June 30, 2017 and 2016 primarily involved interest rate concessions, renewals, and other changes to loan terms. During the first six months of 2017 and 2016, there were no defaults on loans that had been modified in a TDR within the prior twelve-month period. We report defaulted TDRs based on a payment default definition of more than ninety days past due.

Page-21

Impaired Loans

The following tables summarize information by class on impaired loans and their related allowances. Total impaired loans include non-accrual loans, accruing TDR loans and accreting PCI loans that have experienced post-acquisition declines in cash flows expected to be collected.

(in thousands)	Commercial and industrial	Commercial real estate, owner-occupied	Commercial real estate, investor	Construction	Home equity	Other residential	Installment and other consumer	Total
June 30, 2017
Recorded investment in impaired loans:
With no specific allowance recorded	$345	$—	$1,041	$2,688	$87	$1,003	$98	$5,262
With a specific allowance recorded	1,730	7,000	2,214	550	487	167	841	12,989
Total recorded investment in impaired loans	$2,075	$7,000	$3,255	$3,238	$574	$1,170	$939	$18,251
Unpaid principal balance of impaired loans	$2,053	$6,993	$3,268	$3,238	$572	$1,168	$939	$18,231
Specific allowance	31	121	374	5	7	2	97	637
Average recorded investment in impaired loans during the quarter ended June 30, 2017	2,072	7,000	3,283	3,240	642	1,173	943	18,353
Interest income recognized on impaired loans during the quarter ended June 30, 2017 [1]	25	66	20	37	7	14	10	179
Average recorded investment in impaired loans during the six months ended June 30, 2017	2,117	6,998	2,941	3,241	667	1,437	939	18,340
Interest income recognized on impaired loans during the six months ended June 30, 2017 [1]	48	132	43	71	14	34	20	362
Average recorded investment in impaired loans during the quarter ended June 30, 2016	3,771	7,081	3,917	3,238	1,286	1,993	1,184	22,470
Interest income recognized on impaired loans during the quarter ended June 30, 2016 [1]	44	66	22	32	6	23	12	205
Average recorded investment in impaired loans during the six months ended June 30, 2016	4,027	7,037	3,523	3,238	1,077	1,998	1,211	22,111
Interest income recognized on impaired loans during the six months ended June 30, 2016 [1]	98	133	38	70	11	45	25	420
1 No interest income on impaired loans was recognized on a cash basis during the three and six months ended June 30, 2017 and 2016.

(in thousands)	Commercial and industrial	Commercial real estate, owner-occupied	Commercial real estate, investor	Construction	Home equity	Other residential	Installment and other consumer	Total
December 31, 2016
Recorded investment in impaired loans:
With no specific allowance recorded	$315	$—	$—	$2,692	$91	$1,008	$103	$4,209
With a specific allowance recorded	1,892	6,993	2,256	553	624	957	829	14,104
Total recorded investment in impaired loans	$2,207	$6,993	$2,256	$3,245	$715	$1,965	$932	$18,313
Unpaid principal balance of impaired loans	$2,177	$6,993	$2,252	$3,238	$713	$1,965	$932	$18,270
Specific allowance	$285	$163	$375	$8	$7	$55	$98	$991

Management monitors delinquent loans continuously and identifies problem loans, generally loans graded substandard or worse, loans on non-accrual status and loans modified in a TDR, to be evaluated individually for impairment testing. Generally, the recorded investment in impaired loans is net of any charge-offs from estimated losses related to specifically-identified impaired loans when they are deemed uncollectible. There were no charged-off portions of impaired loans outstanding at June 30, 2017 and December 31, 2016. In addition, the recorded investment in impaired loans is net of purchase discounts or premiums on acquired loans and deferred fees and costs. At June 30, 2017 and December 31, 2016, respectively, unused commitments to extend credit on impaired loans, including performing loans to borrowers whose terms have been modified in TDRs, totaled $963 thousand and $1.6 million.

Page-22

The following tables disclose activity in the allowance for loan losses ("ALLL") and the recorded investment in loans by class, as well as the related ALLL disaggregated by impairment evaluation method.

Allowance for Loan Losses Rollforward for the Period
(in thousands)	Commercial and industrial	Commercial real estate, owner-occupied	Commercial real estate, investor	Construction	Home equity	Other residential	Installment and other consumer	Unallocated	Total
Three months ended June 30, 2017
Beginning balance	$4,413	$1,992	$6,133	$546	$990	$444	$359	$342	$15,219
Provision (reversal)	(490)	90	(68)	(135)	(9)	65	(23)	570	—
Charge-offs	—	—	—	—	—	—	—	—	—
Recoveries	9	—	—	—	—	—	4	—	13
Ending balance	$3,932	$2,082	$6,065	$411	$981	$509	$340	$912	$15,232
Three months ended June 30, 2016
Beginning balance	$2,799	$1,619	$6,571	$822	$1,044	$430	$434	$1,309	$15,028
Provision (reversal)	(192)	12	19	9	31	(4)	(20)	145	—
Charge-offs	—	—	—	—	—	—	(4)	—	(4)
Recoveries	30	—	5	—	1	—	27	—	63
Ending balance	$2,637	$1,631	$6,595	$831	$1,076	$426	$437	$1,454	$15,087

Allowance for Loan Losses Rollforward for the Period
(in thousands)	Commercial and industrial	Commercial real estate, owner-occupied	Commercial real estate, investor	Construction	Home equity	Other residential	Installment and other consumer	Unallocated	Total
Six months ended June 30, 2017
Allowance for loan losses:
Beginning balance	$3,248	$1,753	$6,320	$781	$973	$454	$372	$1,541	$15,442
Provision (reversal)	896	329	(255)	(370)	8	55	(34)	(629)	—
Charge-offs	(284)	—	—	—	—	—	(3)	—	(287)
Recoveries	72	—	—	—	—	—	5	—	77
Ending balance	$3,932	$2,082	$6,065	$411	$981	$509	$340	$912	$15,232
Six months ended June 30, 2016
Allowance for loan losses:
Beginning balance	$3,023	$2,249	$6,178	$724	$910	$394	$425	$1,096	$14,999
Provision (reversal)	(440)	(618)	407	107	165	32	(11)	358	—
Charge-offs	(9)	—	—	—	—	—	(4)	—	(13)
Recoveries	63	—	10	—	1	—	27	—	101
Ending balance	$2,637	$1,631	$6,595	$831	$1,076	$426	$437	$1,454	$15,087

Page-23

Allowance for Loan Losses and Recorded Investment in Loans
(dollars in thousands)	Commercial and industrial	Commercial real estate, owner-occupied	Commercial real estate, investor	Construction	Home equity	Other residential	Installment and other consumer	Unallocated	Total
June 30, 2017
Ending ALLL related to loans collectively evaluated for impairment	$3,901	$1,961	$5,691	$406	$974	$507	$243	$912	$14,595
Ending ALLL related to loans individually evaluated for impairment	31	121	374	5	7	2	97	—	637
Ending ALLL related to purchased credit-impaired loans	—	—	—	—	—	—	—	—	—
Ending balance	$3,932	$2,082	$6,065	$411	$981	$509	$340	$912	$15,232
Recorded Investment:
Collectively evaluated for impairment	$215,304	$257,133	$712,941	$51,752	$118,826	$91,251	$23,772	$—	$1,470,979
Individually evaluated for impairment	2,075	7,000	3,255	3,238	574	1,170	939	—	18,251
Purchased credit-impaired	38	1,116	1,001	—	100	—	—	—	2,255
Total	$217,417	$265,249	$717,197	$54,990	$119,500	$92,421	$24,711	$—	$1,491,485
Ratio of allowance for loan losses to total loans	1.81%	0.78%	0.85%	0.75%	0.82%	0.55%	1.38%	NM	1.02%
Allowance for loan losses to non-accrual loans	NM	NM	583%	NM	1,128%	NM	667%	NM	1,292%
NM - Not Meaningful

Allowance for Loan Losses and Recorded Investment in Loans
(dollars in thousands)	Commercial and industrial	Commercial real estate, owner-occupied	Commercial real estate, investor	Construction	Home equity	Other residential	Installment and other consumer	Unallocated	Total
December 31, 2016
Ending ALLL related to loans collectively evaluated for impairment	$2,963	$1,590	$5,945	$773	$966	$399	$274	$1,541	$14,451
Ending ALLL related to loans individually evaluated for impairment	285	163	375	8	7	55	98	—	991
Ending ALLL related to purchased credit-impaired loans	—	—	—	—	—	—	—	—	—
Ending balance	$3,248	$1,753	$6,320	$781	$973	$454	$372	$1,541	$15,442
Recorded Investment:
Collectively evaluated for impairment	$216,368	$239,648	$720,266	$71,564	$116,390	$76,584	$24,563	$—	$1,465,383
Individually evaluated for impairment	2,207	6,993	2,256	3,245	715	1,965	932	—	18,313
Purchased credit-impaired	40	1,072	1,706	—	102	—	—	—	2,920
Total	$218,615	$247,713	$724,228	$74,809	$117,207	$78,549	$25,495	$—	$1,486,616
Ratio of allowance for loan losses to total loans	1.49%	0.71%	0.87%	1.04%	0.83%	0.58%	1.46%	NM	1.04%
Allowance for loan losses to non-accrual loans	NM	NM	NM	NM	1,071%	NM	683%	NM	10,650%
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

Page-24

The following table reflects the unpaid principal balance and related carrying value of PCI loans.

PCI Loans	June 30, 2017		December 31, 2016
(in thousands)	Unpaid Principal Balance	Carrying Value	Unpaid Principal Balance	Carrying Value
Commercial and industrial	$38	$38	$45	$40
Commercial real estate, owner occupied	1,320	1,116	1,344	1,072
Commercial real estate, investor	1,001	1,001	1,713	1,706
Home equity	242	100	248	102
Total purchased credit-impaired loans	$2,601	$2,255	$3,350	$2,920

The activities in the accretable yield, or income expected to be earned over the remaining lives of the PCI loans were as follows:

Accretable Yield	Three months ended		Six months ended
(in thousands)	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Balance at beginning of period	$1,386	$1,742	$1,476	$2,618
Removals [1]	—	—	—	(778)
Accretion	(80)	(87)	(170)	(185)
Reclassifications from nonaccretable difference [2]	—	—	—	—
Balance at end of period	$1,306	$1,655	$1,306	$1,655
1 Represents the accretable difference that is relieved when a loan exits the PCI population due to pay-off, full charge-off, or transfer to repossessed assets, etc.
2 Primarily relates to changes in expected credit performance and changes in expected timing of cash flows.

Pledged Loans

Our FHLB line of credit is secured under terms of a blanket collateral agreement by a pledge of certain qualifying loans with an unpaid principal balance of $877.3 million and $869.2 million at June 30, 2017 and December 31, 2016, respectively. In addition, we pledge a certain residential loan portfolio, which totaled $64.3 million and $54.6 million at June 30, 2017 and December 31, 2016, respectively, to secure our borrowing capacity with the Federal Reserve Bank ("FRB"). Also see Note 6, Borrowings.

Related Party Loans

The Bank has, and expects to have in the future, banking transactions in the ordinary course of its business with directors, officers, principal shareholders and their businesses or associates. These transactions, including loans, are granted on substantially the same terms, including interest rates and collateral on loans, as those prevailing at the same time for comparable transactions with persons not related to us. Likewise, these transactions do not involve more than the normal risk of collectability or present other unfavorable features. During the first quarter of 2017, a new director joined our Board of Directors resulting in the reclassification of existing loans to the director's business to related party status. Related party loans totaled $9.1 million at June 30, 2017 compared to $2.0 million at December 31, 2016. In addition, undisbursed commitments to related parties totaled $9.2 million and $1.1 million at June 30, 2017 and December 31, 2016, respectively.

Note 6: Borrowings

Federal Funds Purchased – The Bank had unsecured lines of credit totaling $92.0 million with correspondent banks for overnight borrowings at both June 30, 2017 and December 31, 2016.  In general, interest rates on these lines approximate the federal funds target rate. We had no overnight borrowings under these credit facilities at June 30, 2017 or December 31, 2016.

Federal Home Loan Bank Borrowings – As of June 30, 2017 and December 31, 2016, the Bank had lines of credit with the FHLB totaling $508.4 million and $513.7 million, respectively, based on eligible collateral of certain loans. We had no FHLB overnight borrowings at June 30, 2017 or December 31, 2016.

Federal Reserve Line of Credit – The Bank has a line of credit with the Federal Reserve Bank of San Francisco ("FRBSF") secured by certain residential loans.  At June 30, 2017 and December 31, 2016, the Bank had borrowing

Page-25

capacity under this line totaling $50.1 million and $43.1 million, respectively, and had no outstanding borrowings with the FRBSF.

As part of an acquisition, Bancorp assumed two subordinated debentures due to NorCal Community Bancorp Trusts I and II (the "Trusts"), established for the sole purpose of issuing trust preferred securities on September 22, 2003 and December 29, 2005, respectively. The trust preferred securities were sold and issued in private transactions pursuant to an exemption from registration under the Securities Act of 1933, as amended. Bancorp has guaranteed, on a subordinated basis, distributions and other payments due on trust preferred securities totaling $8.0 million issued by the Trusts which have identical maturity, repricing and payment terms as the subordinated debentures. The subordinated debentures were recorded at fair values totaling $4.95 million at acquisition date with contractual values totaling $8.2 million. The difference between the contractual balance and the fair value at acquisition date is accreted into interest expense over the lives of the debentures. Accretion on the subordinated debentures totaled $80 thousand and $98 thousand in the first six months of 2017 and 2016, respectively. Bancorp has the option to defer payment of the interest on the subordinated debentures for a period of up to five years, as long as there is no default on the subordinated debentures. In the event of interest deferral, dividends to Bancorp common stockholders are prohibited.

The following is a summary of the contractual terms of the subordinated debentures due to the Trusts as of June 30, 2017:

(in thousands)
Subordinated debentures due to NorCal Community Bancorp Trust I on October 7, 2033 with interest payable quarterly, based on 3-month LIBOR plus 3.05%, repricing quarterly (4.21% as of June 30, 2017), redeemable, in whole or in part, on any interest payment date	$4,124
Subordinated debentures due to NorCal Community Bancorp Trust II on March 15, 2036 with interest payable quarterly, based on 3-month LIBOR plus 1.40%, repricing quarterly (2.65% as of June 30, 2017), redeemable, in whole or in part, on any interest payment date	4,124
Total	$8,248

Note 7:  Stockholders' Equity

Dividends

Presented below is a summary of cash dividends paid to common shareholders, recorded as a reduction of retained earnings.

	Three months ended		Six months ended
(in thousands, except per share data)	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Cash dividends to common stockholders	$1,660	$1,526	$3,315	$3,044
Cash dividends per common share	$0.27	$0.25	$0.54	$0.50

The Board of Directors declared a cash dividend of $0.29 per share on July 21, 2017 payable on August 11, 2017 to shareholders of record at the close of business on August 4, 2017.

Pursuant to a Rights Agreement filed with the SEC on July, 7, 2017, the Board of Directors declared a dividend of one preferred share purchase right for each outstanding share of common stock, no par value, of Bancorp. The dividend will be paid July 23, 2017 to shareholders of record on that date. Each right entitles the registered holder to purchase from Bancorp one one-hundredth of a share of Series A Junior Participating Preferred Stock, no par value, of Bancorp at a price of $90 per one one-hundredth of a preferred share, subject to adjustment. The description and terms of the rights are set forth in the Rights Agreement. The Rights Agreement is designed to discourage takeovers that involve abusive tactics or do not provide fair value to shareholders. The Rights Agreement replaces similar Rights Agreements dated June 14, 2007 and June 17, 2016 (Amendment No.1), which expire on July 23, 2017. The new Rights Agreement expires on July 23, 2022.

Share-Based Payments

The fair value of stock options as of the grant date is recorded as stock-based compensation expense in the consolidated statements of comprehensive income over the requisite service period with a corresponding increase in common stock.

Page-26

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

The holders of unvested restricted stock awards and performance-based stock awards are entitled to dividends on the same per-share ratio as holders of common stock. Upon the adoption of the above ASU, tax benefits on dividends paid on unvested restricted stock awards are recorded as tax benefits in the consolidated statements of comprehensive income with a corresponding decrease to current taxes payable. Dividends on forfeited awards are included in stock-based compensation expense. Previous to the adoption of the ASU, tax benefits on dividends were recognized as an increase to common stock in the consolidated statements of changes in stockholders' equity.

On March 17, 2017, the Board of Directors approved the 2017 Equity Plan, which was affirmed by Bancorp's shareholders on May 16, 2017 and replaced the 2007 Equity Plan. As of the 2017 Equity Plan's effective date, there were 118,668 shares available for future grants, which represented the remaining shares available under the 2007 Equity Plan. There were no material differences in the design, terms or conditions of the 2017 and 2007 Equity Plans.

Under the 2017 Equity Plan, stock options may be net settled by a reduction in the number of shares otherwise deliverable upon exercise in satisfaction of the exercise payment and applicable tax withholding requirements. During the first six months of 2017, we withheld 5,651 shares totaling $385 thousand at a weighted-average price of $68.04 for cashless stock option exercises. There were no stock options exercised under net settlement arrangements in 2016. Shares withheld under net settlement arrangements are available for future grants under the 2017 Equity Plan.

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

The contractual amount of undrawn loan commitments and standby letters of credit not reflected on the consolidated statements of condition are as follows:

Page-27

(in thousands)	June 30, 2017	December 31, 2016
Commercial lines of credit	$205,471	$216,774
Revolving home equity lines	156,168	148,143
Undisbursed construction loans	26,711	44,798
Personal and other lines of credit	10,377	10,635
Standby letters of credit	1,829	1,939
Total commitments and standby letters of credit	$400,556	$422,289

We record an allowance for losses on these off-balance sheet commitments based on an estimate of probabilities of these commitments being drawn upon according to our historical utilization experience on different types of commitments and expected loss. We set aside an allowance for losses on off-balance sheet commitments in the amount of $856 thousand and $899 thousand as of June 30, 2017 and December 31, 2016, respectively, which is recorded in interest payable and other liabilities on the consolidated statements of condition.

Operating Leases

We rent certain premises under long-term, non-cancelable operating leases expiring at various dates through the year 2032. Most of the leases contain certain renewal options and escalation clauses. At June 30, 2017, the approximate minimum future commitments payable under non-cancelable contracts for leased premises are as follows:

(in thousands)	2017	2018	2019	2020	2021	Thereafter	Total
Operating leases[1]	$1,964	$3,932	$3,739	$3,420	$2,138	$4,234	$19,427
 1 Minimum payments have not been reduced by minimum sublease rentals of $101 thousand due in the future under non-cancelable subleases.

Rent expense included in occupancy expense totaled $2.0 million and $1.9 million for the six months ended June 30, 2017 and 2016, respectively.

Litigation Matters

We may be party to legal actions which arise from time to time during the normal course of business.  We believe, after consultation with legal counsel, that litigation contingent liability, if any, would not have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

We are responsible for our proportionate share of certain litigation indemnifications provided to Visa U.S.A. ("Visa") by its member banks in connection with lawsuits related to anti-trust charges and interchange fees ("Covered Litigation"). Visa maintains an escrow account from which settlements of, or judgments in, the Covered Litigation are paid. While the accrual related to the Covered Litigation could be higher or lower than the litigation escrow account balance, Visa did not record an additional accrual for the Covered Litigation during 2017. At June 30, 2017, according to the latest SEC Form 10-Q filed by Visa, Inc. on July 20, 2017, the balance of the escrow account was $978.0 million. In 2012, Visa reached a $4.0 billion interchange multidistrict litigation class settlement agreement. However, in February 2017, a number of class plaintiffs sought to either file an amended complaint for damages or file a new class complaint against Visa claiming for putative injunction relief. Visa has reached settlement agreements with individual merchants representing 34% of the sales volume of merchants who opted out of the 2012 Settlement Agreement. Litigation is ongoing and until the appeal process is complete, Visa is uncertain whether it will resolve the claims as contemplated by the settlement agreement and additional lawsuits may arise. The conversion rate of Visa Class B common stock held by us to Class A common stock (as discussed in Note 4 above) may decrease if Visa makes more Covered Litigation settlement payments in the future, and the full effect on member banks is still uncertain. However, we are not aware of significant future cash settlement payments required by us on the Covered Litigation.

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

Page-28

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

As of June 30, 2017, we had five interest rate swap agreements, which are scheduled to mature in June 2031, October 2031, July 2032, August 2037 and October 2037. All of our derivatives are accounted for as fair value hedges. The notional amounts of the interest rate contracts are equal to the notional amounts of the hedged loans. Our interest rate swap payments are settled monthly with counterparties. Accrued interest on the swaps totaled $10 thousand and $13 thousand as of June 30, 2017 and December 31, 2016, respectively.
Information on our derivatives follows:

	Asset derivatives		Liability derivatives
(in thousands)	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016
Fair value hedges:
Interest rate contracts notional amount	$4,119	$4,217	$15,155	$15,495
Interest rate contracts fair value[1]	$39	$55	$935	$933

			Three months ended
(in thousands)			June 30, 2017	June 30, 2016
Increase (decrease) in value of designated interest rate swaps due to LIBOR interest rate movements recognized in interest income			$(129)	$(190)
Payment on interest rate swaps recorded in interest income			$(87)	$(138)
(Decrease) increase in value of hedged loans recognized in interest income			$191	$240
Decrease in value of yield maintenance agreement recognized against interest income			$(4)	$(11)
Net loss on derivatives recognized against interest income [2]			$(29)	$(99)

			Six months ended
(in thousands)			June 30, 2017	June 30, 2016
Decrease in value of designated interest rate swaps due to LIBOR interest rate movements recognized in interest income			$(18)	$(1,066)
Payment on interest rate swaps recorded in interest income			$(185)	$(313)
Increase in value of hedged loans recognized in interest income			$78	$1,290
Decrease in value of yield maintenance agreement recognized against interest income			$(7)	$(23)
Net loss on derivatives recognized against interest income [2]			$(132)	$(112)

1 See Note 3, Fair Value of Assets and Liabilities, for valuation methodology.
2 Includes hedge ineffectiveness gain of $58 thousand and gain of $39 thousand for the quarters ended June 30, 2017 and June 30, 2016, respectively. Ineffectiveness gain of $53 thousand and gain of $201 thousand was recorded in interest income during the six months ended June 30, 2017 and June 30, 2016, respectively. Changes in value of swaps were included in the assessment of hedge effectiveness. Hedge ineffectiveness is the measure of the extent to which the change in the fair value of the hedging instruments does not exactly offset the change in the fair value of the hedged items from period to period.

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

Page-29

Information on financial instruments that are eligible for offset in the consolidated statements of condition follows:

Offsetting of Financial Assets and Derivative Assets
		Gross Amounts	Net Amounts of	Gross Amounts Not Offset in
	Gross Amounts	Offset in the	Assets Presented	the Statements of Condition
	of Recognized	Statements of	in the Statements	Financial	Cash Collateral
(in thousands)	Assets[1]	Condition	of Condition[1]	Instruments	Received	Net Amount
June 30, 2017
Derivatives by Counterparty:
Counterparty A	$39	$—	$39	$(39)	$—	$—
December 31, 2016
Derivatives by Counterparty:
Counterparty A	$55	$—	$55	$(55)	$—	$—
1 Amounts exclude accrued interest totaling $1 thousand at both June 30, 2017 and December 31, 2016, respectively.

Offsetting of Financial Liabilities and Derivative Liabilities
		Gross Amounts	Net Amounts of	Gross Amounts Not Offset in
	Gross Amounts	Offset in the	Liabilities Presented	the Statements of Condition
	of Recognized	Statements of	in the Statements	Financial	Cash Collateral
(in thousands)	Liabilities[2]	Condition	of Condition[2]	Instruments	Pledged	Net Amount
June 30, 2017
Derivatives by Counterparty:
Counterparty A	$935	$—	$935	$(39)	$(896)	$—
December 31, 2016
Derivatives by Counterparty:
Counterparty A	$933	$—	$933	$(55)	$(878)	$—

2 Amounts exclude accrued interest totaling $9 thousand and $12 thousand at June 30, 2017 and December 31, 2016, respectively.

For more information on how we account for our interest rate swaps, refer to Note 1 to the Consolidated Financial Statements included in our 2016 Form 10-K filed with the SEC on March 14, 2017.

Note 10: Subsequent Event

On July 31, 2017, Bancorp entered into a definitive agreement to acquire Bank of Napa, N.A. ("Napa"). Napa has two branch offices serving Napa County, and had assets of $246.1 million, total deposits of $217.7 million, and total loans of $139.3 million as of June 30, 2017. The transaction is expected to close in the fourth quarter of 2017 and is subject to a number of conditions, including approvals of the regulatory agencies and Napa's shareholders. For more information concerning the transaction, please see the 8-K Reports filed by Bancorp with the Securities and Exchange Commission on July 31 and August 1, 2017, respectively. For other important factors regarding the Napa acquisition, please see the Forward-Looking Statements and Risk Factors sections of this Form 10-Q.

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

Page-30

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

The events or factors that could cause results or performance to materially differ from those expressed in the forward-looking statements concerning the Napa acquisition include, but are not limited to:

•	the businesses of Bancorp and Napa may not be integrated successfully or such integration may be more difficult, time-consuming or costly than expected;

•	expected cost savings from the acquisition may not be fully realized or realized within the expected time frame;

•	revenues following the merger may be lower than expected;

•	customer and employee relationships and business operations may be disrupted by the acquisition;

•
the ability to obtain required regulatory and shareholder approvals, and the ability to complete the acquisition on the expected timeframe may be more difficult, time-consuming or costly than expected;

•
changes in interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Board of Governors of the Federal Reserve; the quality and composition of the loan and securities portfolios; demand for loan products; deposit flows; competition; demand for financial services in the companies’ respective market areas; their implementation of new technologies; their ability to develop and maintain secure and reliable electronic systems; and accounting principles, policies, and guidelines, and

•	other risk factors detailed from time to time in filings made by Bancorp with the SEC.

Important factors that could cause results or performance to materially differ from those expressed in our prior forward-looking statements are detailed in the Risk Factors section of this Form 10-Q and in Item 1A. Risk Factors section of our 2016 Form 10-K as filed with the SEC, copies of which are available from us at no charge. Forward-looking statements speak only as of the date they are made. We do not undertake to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made or to reflect the occurrence of unanticipated events.

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

Page-31

Executive Summary

On July 31, 2017, Bancorp entered into a definitive agreement to acquire Bank of Napa, N.A. ("Napa"). Pursuant to the definitive agreement, Napa will be merged with and into our subsidiary, Bank of Marin, and we will issue shares of our common stock to the shareholders of Napa. Napa has two branch offices serving Napa County, and had assets of $246.1 million, total deposits of $217.7 million, and total loans of $139.3 million as of June 30, 2017. We expect the acquisition to be immediately accretive to our earnings and to increase our presence in Napa County. Upon closing of the transaction, our assets will increase to approximately $2.4 billion. The transaction is expected to close in the fourth quarter of 2017 and is subject to a number of conditions, including receipt of regulatory approvals and approval of Napa's shareholders. For other important factors regarding the Napa acquisition, please see the Forward-Looking Statements and Risk Factors sections of this Form 10-Q.

Earnings in the second quarter of 2017 totaled $5.2 million, compared to $4.8 million in the second quarter of 2016. Diluted earnings per share were $0.84 in the second quarter of 2017, compared to $0.79 in the same quarter a year ago. Earnings for the first six months of 2017 totaled $9.7 million compared to $10.5 million in the same period last year. Diluted earnings per share were $1.58 and $1.72 in the first six months of 2017 and 2016, respectively.

The following are highlights of our operating and financial performance for the periods presented:

•	The Board of Directors declared a cash dividend of $0.29 per share on July 21, 2017, an increase of $0.02 per share and the 49th consecutive dividend paid by the Bank.

•
Return on assets was 1.01% for the quarter and 0.96% for the six months ended June 30, 2017, compared to 0.99% for the quarter and 1.07% for the six months ended June 30, 2016. Return on equity was 8.74% for the quarter and 8.34% for the six months ended June 30, 2017, compared to 8.68% for the quarter and 9.52% for the six months ended June 30, 2016.

•
The tax-equivalent net interest margin was 3.85% in the second quarter of 2017, compared to 3.77% in the same quarter a year ago. Net interest income totaled $18.3 million in the second quarter of 2017, compared to $17.2 million in the same quarter last year.

•
Loans increased by $4.9 million and totaled $1,491.5 million at June 30, 2017, compared to $1,486.6 million at December 31, 2016. New loan originations in the first six months of 2017 of $79.4 million were primarily in commercial real estate, including both owner-occupied and investor-owned, spread throughout our markets, and tenancy-in-common fractional interest loans. Loan originations combined with changes in the utilization of loan commitments, pay-offs of $80.8 million, and scheduled payments, produced the net increase from December 31, 2016. Our current pipeline approximates last year at this time, and should translate into loan growth throughout the year.

•
Excellent credit quality remains the hallmark of our culture. Non-accrual loans totaled $1.2 million, or 0.08% of loans at June 30, 2017, compared to $145.0 thousand, or 0.01% of loans at December 31, 2016. A well secured $1.0 million commercial real estate loan was placed on non-accrual status during the first quarter of 2017. Classified loans totaled $29.3 million at June 30, 2017, up from $19.6 million at December 31, 2016. One relationship of $8.4 million and the non-accrual loan of $1.0 million previously mentioned were downgraded to substandard in the first quarter of 2017. Accruing loans past due 30 to 89 days totaled $393 thousand at June 30, 2017, compared to $410 thousand at December 31, 2016.

•
Deposits totaled $1,840.5 million at June 30, 2017, compared to $1,772.7 million at December 31, 2016, a $67.8 million increase. We continue to see fluctuations from large deposit clients' seasonal cash flows and the placement by existing clients of funds from asset sales that will be distributed to the beneficiaries of trusts or transitioned into real estate or other investments. Non-interest bearing deposits represented 48.5% of total deposits, and the cost of total deposits dropped two basis points to 0.06%, from the first six months of 2016.

•
All capital ratios are above regulatory requirements for a well-capitalized institution. The total risk-based capital ratio for Bancorp was 15.0% at June 30, 2017 compared to 14.3% at December 31, 2016.

Page-32

Looking forward into 2017, we believe we are well-positioned for future growth with strong capital and liquidity, potential net interest margin expansion and a low cost deposit base. With a robust loan pipeline, and credit quality that remains at the top of our peer group, we are looking forward to continued success.

•	We have ample liquidity and capital to support both organic growth and potential acquisitions, such as the Napa transaction described above.

•	Acquisitions continue to remain a component of our strategic plan.

•
While we are investing in a number of strategic initiatives that aim at our long-term profitability, our short-term non-interest expenses are likely to increase, primarily due to acquisition-related expenses and facility expansions. In addition to the announced acquisition, we have signed a lease for our new branch in Healdsburg, California, which is scheduled to open on August 7, 2017. We are also expanding our geographic reach by adding a commercial banking office in the East Bay by the end of the year, which continues to be one of the strongest growth markets in the Bay Area region.

•	Our disciplined credit culture and relationship banking are keys to our success.

RESULTS OF OPERATIONS

Highlights of the financial results are presented in the following tables:

(dollars in thousands)	June 30, 2017	December 31, 2016
Selected financial condition data:
Total assets	$2,100,716	$2,023,493
Loans, net	1,476,253	1,471,174
Deposits	1,840,540	1,772,700
Borrowings	5,666	5,586
Stockholders' equity	240,733	230,563
Asset quality ratios:
Allowance for loan losses to total loans	1.02%	1.04%
Allowance for loan losses to non-accrual loans	12.92	x	106.50	x
Non-accrual loans to total loans	0.08%	0.01%
Capital ratios:
Equity to total assets ratio	11.46%	11.39%
Total capital (to risk-weighted assets)	15.01%	14.32%
Tier 1 capital (to risk-weighted assets)	14.06%	13.37%
Tier 1 capital (to average assets)	11.61%	11.39%
Common equity Tier 1 capital (to risk weighted assets)	13.74%	13.07%

Page-33

	Three months ended		Six months ended
(dollars in thousands, except per share data)	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Selected operating data:
Net interest income	$18,304	$17,166	$35,925	$35,804
Non-interest income	2,096	2,421	4,211	4,584
Non-interest expense	12,631	12,017	25,642	24,027
Net income	5,186	4,837	9,734	10,483
Net income per common share:
Basic	$0.85	$0.80	$1.60	$1.73
Diluted	$0.84	$0.79	$1.58	$1.72
Performance and other financial ratios:
Return on average assets	1.01%	0.99%	0.96%	1.07%
Return on average equity	8.74%	8.68%	8.34%	9.52%
Tax-equivalent net interest margin	3.85%	3.77%	3.82%	3.90%
Efficiency ratio	61.92%	61.35%	63.89%	59.49%
Dividend payout ratio on common stock	31.76%	31.25%	33.75%	28.90%

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

	Three months ended			Three months ended
	June 30, 2017			June 30, 2016
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Interest-bearing due from banks [1]	$56,597	$157	1.10%	$28,766	$40	0.54%
Investment securities [2,3]	408,335	2,355	2.31%	389,023	2,080	2.14%
Loans [1,3,4]	1,487,419	16,868	4.49%	1,440,847	16,416	4.51%
Total interest-earning assets [1]	1,952,351	19,380	3.93%	1,858,636	18,536	3.95%
Cash and non-interest-bearing due from banks	46,204			40,540
Bank premises and equipment, net	8,390			8,827
Interest receivable and other assets, net	60,115			60,205
Total assets	$2,067,060			$1,968,208
Liabilities and Stockholders' Equity
Interest-bearing transaction accounts	$94,799	$21	0.09%	$93,355	$28	0.12%
Savings accounts	163,424	16	0.04%	149,234	14	0.04%
Money market accounts	539,192	114	0.08%	510,727	107	0.08%
Time accounts including CDARS	146,042	139	0.38%	160,031	193	0.48%
Overnight borrowings [1]	—	—	—%	1,082	1	0.40%
FHLB fixed-rate advances [1]	—	—	—%	12,363	377	12.07%
Subordinated debentures [1]	5,646	109	7.59%	5,471	107	7.78%
Total interest-bearing liabilities	949,103	399	0.17%	932,263	827	0.36%
Demand accounts	868,070			797,935
Interest payable and other liabilities	11,771			13,853
Stockholders' equity	238,116			224,157
Total liabilities & stockholders' equity	$2,067,060			$1,968,208
Tax-equivalent net interest income/margin [1]		$18,981	3.85%		$17,709	3.77%
Reported net interest income/margin [1]		$18,304	3.71%		$17,166	3.65%
Tax-equivalent net interest rate spread			3.76%			3.59%

Page-35

	Six months ended			Six months ended
	June 30, 2017			June 30, 2016
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Interest-bearing due from banks [1]	$43,043	$217	1.00%	$18,881	$51	0.53%
Investment securities [2,3]	411,427	4,716	2.29%	408,539	4,344	2.13%
Loans [1,3,4]	1,482,977	33,090	4.44%	1,441,724	33,872	4.65%
Total interest-earning assets [1]	1,937,447	38,023	3.90%	1,869,144	38,267	4.05%
Cash and non-interest-bearing due from banks	42,189			35,182
Bank premises and equipment, net	8,415			8,985
Interest receivable and other assets, net	59,071			59,200
Total assets	$2,047,122			$1,972,511
Liabilities and Stockholders' Equity
Interest-bearing transaction accounts	$97,943	$50	0.10%	$97,173	$55	0.11%
Savings accounts	162,175	31	0.04%	145,866	28	0.04%
Money market accounts	528,923	227	0.09%	519,856	218	0.08%
Time accounts including CDARS	146,501	285	0.39%	160,486	389	0.49%
Overnight borrowings [1]	—	—	—%	10,825	23	0.42%
FHLB fixed-rate advances [1]	—	—	—%	13,681	455	6.59%
Subordinated debentures [1]	5,627	217	7.67%	5,445	216	7.86%
Total interest-bearing liabilities	941,169	810	0.17%	953,332	1,384	0.29%
Demand accounts	857,253			782,757
Interest payable and other liabilities	13,200			14,917
Stockholders' equity	235,500			221,505
Total liabilities & stockholders' equity	$2,047,122			$1,972,511
Tax-equivalent net interest income/margin [1]		$37,213	3.82%		$36,883	3.90%
Reported net interest income/margin [1]		$35,925	3.69%		$35,804	3.79%
Tax-equivalent net interest rate spread			3.73%			3.76%

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

Page-36

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

	Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016				Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016
(in thousands)	Volume	Yield/Rate	Mix	Total	Volume	Yield/Rate	Mix	Total
Interest-bearing due from banks	$38	$41	$38	$117	$65	$44	$57	$166
Investment securities [1]	103	164	8	275	31	339	2	372
Loans [1]	531	(76)	(3)	452	969	(1,702)	(49)	(782)
Total interest-earning assets	672	129	43	844	1,065	(1,319)	10	(244)
Interest-bearing transaction accounts	—	(7)	—	(7)	—	(6)	1	(5)
Savings accounts	1	1	—	2	3	—	—	3
Money market accounts	6	1	—	7	4	5	—	9
Time accounts, including CDARS	(17)	(40)	3	(54)	(34)	(77)	7	(104)
FHLB borrowings and overnight borrowings	(378)	—	—	(378)	(478)	—	—	(478)
Subordinated debentures	3	(1)	—	2	7	(6)	—	1
Total interest-bearing liabilities	(385)	(46)	3	(428)	(498)	(84)	8	(574)
	$1,057	$175	$40	$1,272	$1,563	$(1,235)	$2	$330
[1] Yields and interest income on tax-exempt securities and loans are presented on a taxable-equivalent basis using the federal statutory rate of 35%.

Second Quarter of 2017 Compared to Second Quarter of 2016

Net interest income totaled $18.3 million in the second quarter of 2017, compared to $17.2 million in the same quarter a year ago. The tax-equivalent net interest margin was 3.85% in the second quarter of 2017, compared to 3.77% in the same quarter of the previous year.  The $1.1 million increase was primarily driven by a $93.7 million increase in interest earning assets. In addition, the second quarter of 2016 included a $312 thousand prepayment fee on the retirement of a FHLB fixed advance. Higher yields on investment securities and interest-bearing cash, and upward repricing of variable rate loans also positively impacted interest income.

First Six Months of 2017 Compared to First Six Months of 2016

Net interest income totaled $35.9 million in the first six months of 2017, compared to $35.8 million in the same period of 2016. The tax-equivalent net interest margin was 3.82% and 3.90% in the first six months of 2017 and 2016, respectively. The $121 thousand increase in net interest income primarily relates to a $68.3 million increase in average earning assets compared to June 30, 2016, a decrease in interest expense resulting from a prepayment fee and interest associated with the retirement of a FHLB fixed advance in June 2016 and a decline in the average rate on deposits. Additionally, the higher yield on investment securities and interest-bearing cash, and the upward repricing of variable rate loans positively impacted interest income, partially offset by a decrease of $990 thousand in acquired loan income and a decline in the yield on fixed rate loans when compared to June 30, 2016.

Market Interest Rates

Market interest rates are, in part, based on the target federal funds interest rate (the interest rate banks charge each other for short-term borrowings) implemented by the Federal Reserve Open Market Committee ("FOMC"). Actions by the FOMC to increase the target federal funds rate by 25 basis points in December 2015, December 2016, March 2017 and June 2017, have positively impacted yields on our rate sensitive interest-earning assets. The increase in June 2017, to the current target range for the federal funds rate of 1.00% to 1.25%, was the fourth rate hike since 2008. If interest rates continue to rise, we anticipate that our net interest income will increase. While short-term interest

Page-37

rates have risen and improved the Bank’s yields on prime-rate adjustable assets, there has been little movement in longer-term rates that influence competitive pricing for fixed-rate lending activities.

Impact of Acquired Loans on Net Interest Margin

Early pay-offs or prepayments of acquired loans with significant unamortized purchase discount/premium have resulted in net interest margin volatility and cannot be predicted. As our acquired loans continue to pay off, we expect the accretion on acquired loans to continue to decline. Accretion and gains on pay-offs of purchased loans recorded to interest income were as follows:

	Three months ended				Six months ended
	June 30, 2017		June 30, 2016		June 30, 2017		June 30, 2016
(dollars in thousands)	Dollar Amount	Basis point impact to net interest margin	Dollar Amount	Basis point impact to net interest margin	Dollar Amount	Basis point impact to net interest margin	Dollar Amount	Basis point impact to net interest margin
Accretion on PCI loans	$80	2 bps	$87	2 bps	$170	2 bps	$185	2 bps
Accretion on non-PCI loans	$178	3 bps	$317	7 bps	$328	3 bps	$647	7 bps
Gains on pay-offs of PCI loans	$84	2 bps	$—	0 bps	$84	1 bps	$740	8 bps

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

There was no provision for loan losses recorded in the second quarter of 2017, consistent with the same quarter a year ago, as the level of reserves was deemed appropriate for the loan portfolio. Net recoveries in the second quarter of 2017 totaled $13 thousand compared to net recoveries of $59 thousand in the same quarter a year ago.

The ratio of loan loss reserves to total loans was 1.02% at June 30, 2017, compared to 1.04% at December 31, 2016. At June 30, 2017, total loan loss reserve to loans excluding acquired loans was 1.07%. Non-accrual loans totaled $1.2 million, or 0.08% of total loans, at June 30, 2017, compared to $145 thousand, or 0.01%, at December 31, 2016. A well secured $1.0 million commercial real estate loan was placed on non-accrual status during the first quarter of 2017.

No provision for loan losses was recorded in the first half of 2017 or 2016. Net charge-offs were $210 thousand in the first half of 2017, compared to net recoveries of $89 thousand in the first half of 2016.

Impaired loan balances totaled $18.3 million at both June 30, 2017 and December 31, 2016, with specific valuation allowances of $637 thousand and $991 thousand for the same respective dates. Classified assets (loans with substandard or doubtful risk grades) increased to $29.3 million at June 30, 2017, from $19.6 million at December 31, 2016. The increase was primarily related to one relationship of $8.4 million and the non-accrual loan of $1.0 million mentioned above that were downgraded to substandard in the first quarter of 2017. There were no loans with doubtful risk grades at June 30, 2017 or December 31, 2016.

For more information, refer to Note 5 to the Consolidated Financial Statements in this Form 10-Q.

Page-38

Non-interest Income

The tables below detail the components of non-interest income.

	Three months ended		Amount	Percent
(dollars in thousands)	June 30, 2017	June 30, 2016	Increase (Decrease)	Increase (Decrease)
Service charges on deposit accounts	$447	$441	$6	1.4%
Wealth Management and Trust Services	504	527	(23)	(4.4)%
Debit card interchange fees	384	381	3	0.8%
Merchant interchange fees	112	128	(16)	(12.5)%
Earnings on bank-owned life insurance	210	209	1	0.5%
Dividends on FHLB stock	176	185	(9)	(4.9)%
Gains on investment securities, net	10	284	(274)	(96.5)%
Other income	253	266	(13)	(4.9)%
Total non-interest income	$2,096	$2,421	$(325)	(13.4)%

	Six months ended		Amount	Percent
(dollars in thousands)	June 30, 2017	June 30, 2016	Increase (Decrease)	Increase (Decrease)
Service charges on deposit accounts	$899	$897	$2	0.2%
Wealth Management and Trust Services	1,007	1,093	(86)	(7.9)%
Debit card interchange fees	756	719	37	5.1%
Merchant interchange fees	208	241	(33)	(13.7)%
Earnings on bank-owned life insurance	419	410	9	2.2%
Dividends on FHLB stock	408	354	54	15.3%
Gains on investment securities, net	10	394	(384)	(97.5)%
Other income	504	476	28	5.9%
Total non-interest income	$4,211	$4,584	$(373)	(8.1)%

Second Quarter of 2017 Compared to Second Quarter of 2016

Non-interest income decreased by $325 thousand in the second quarter of 2017 to $2.1 million, compared to $2.4 million in the same quarter a year ago. The decrease was primarily due to a $274 thousand decrease in gains from the sale of investment securities.

First Six Months of 2017 Compared to First Six Months of 2016

Non-interest income decreased by $373 thousand to $4.2 million in the first six months of 2017, compared to $4.6 million for the first six months of 2016. The decrease was primarily due to a $384 thousand decrease in gains from the sale of investment securities.

Page-39

Non-interest Expense

The tables below detail the components of non-interest expense.

	Three months ended		Amount	Percent
(dollars in thousands)	June 30, 2017	June 30, 2016	Increase (Decrease)	Increase (Decrease)
Salaries and related benefits	$7,287	$6,724	$563	8.4%
Occupancy and equipment	1,380	1,175	205	17.4%
Depreciation and amortization	463	441	22	5.0%
Federal Deposit Insurance Corporation insurance	162	246	(84)	(34.1)%
Data processing	963	916	47	5.1%
Professional services	522	554	(32)	(5.8)%
Directors' expense	224	116	108	93.1%
Information technology	186	165	21	12.7%
(Reversal) provision for losses on off-balance sheet commitments	(208)	150	(358)	(238.7)%
Other non-interest expense
Advertising	131	98	33	33.7%
Other expense	1,521	1,432	89	6.2%
Total other non-interest expense	1,652	1,530	122	8.0%
Total non-interest expense	$12,631	$12,017	$614	5.1%

	Six months ended		Amount	Percent
(dollars in thousands)	June 30, 2017	June 30, 2016	Increase (Decrease)	Increase (Decrease)
Salaries and related benefits	$14,762	$13,472	$1,290	9.6%
Occupancy and equipment	2,699	2,456	243	9.9%
Depreciation and amortization	944	894	50	5.6%
Federal Deposit Insurance Corporation insurance	323	507	(184)	(36.3)%
Data processing	1,902	1,772	130	7.3%
Professional services	1,044	1,052	(8)	(0.8)%
Directors' expense	382	305	77	25.2%
Information technology	384	358	26	7.3%
(Reversal) provision for losses on off-balance sheet commitments	(43)	150	(193)	(128.7)%
Other non-interest expense
Advertising	204	201	3	1.5%
Other expense	3,041	2,860	181	6.3%
Total other non-interest expense	3,245	3,061	184	6.0%
Total non-interest expense	$25,642	$24,027	$1,615	6.7%

Second Quarter of 2017 Compared to Second Quarter of 2016

Non-interest expense increased by $614 thousand to $12.6 million in the second quarter of 2017, compared to $12.0 million in the same quarter a year ago. The increase was primarily due to higher salaries and benefits related to filling open positions, merit increases and incentive bonuses, as well as higher occupancy expense from increased rent and maintenance costs, and higher recruiting fees. Directors' expense increased primarily due to a reclassification of director-related stock option compensation that was previously included in salaries and related benefits, and higher compensation. These increases were partially offset by a $208 thousand reversal of the provision for losses on off-balance sheet commitments in the second quarter of 2017, compared to a $150 thousand provision in the second quarter of 2016, and lower FDIC assessment expense due to decreased assessment rates. The reversal of the provision for losses on off-balance sheet commitments in the second quarter of 2017 resulted from a decrease in total

Page-40

commitments during the quarter primarily driven by the completion and pay-off of a construction project, and a reduction of estimated loss factors.

First Six Months of 2017 Compared to First Six Months of 2016

Non-interest expense totaled $25.6 million in the first half of 2017, compared to $24.0 million in the first half of 2016. The increase was primarily due to merit increases, and added salaries and benefits related to filling open positions that resulted in higher incentive bonus, stock-based compensation and 401(k) employer match. Occupancy and equipment expense increased primarily due to higher rent and maintenance costs. Data processing increased primarily due to more customer transaction volume and the addition of new products and services. The increase in other expense is primarily due to recruiting fees. These increases were partially offset by a $43 thousand reversal of the provision for losses on off-balance sheet commitments recorded in the first half of 2017, compared to a $150 thousand provision in the first half of 2016, and lower FDIC assessment expense due to decreased assessment rates.

Provision for Income Taxes

The provision for income taxes for the second quarter of 2017 totaled $2.6 million at an effective tax rate of 33.2%, compared to $2.7 million at an effective tax rate of 36.1% in the same quarter last year. The provision for income taxes for the first half of 2017 totaled $4.8 million at an effective tax rate of 32.8%, compared to $5.9 million at an effective tax rate of 35.9% for the first half of 2016. The decrease in the year-to-date effective tax rate is primarily due to higher tax-exempt interest on municipal securities and loans and lower pre-tax income. Additionally, discrete tax benefits from the exercise of stock options and vesting of restricted stock increased in 2017 as a result of the adoption of ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, as discussed in Note 2 to the Consolidated Financial Statements in Item 1 of this report. Income tax provisions reflect accruals for taxes at the applicable rates for federal income tax and California franchise tax based upon reported pre-tax income, and adjusted for the effects of all permanent differences between income for tax and financial reporting purposes (such as earnings on tax exempt loans and municipal securities, BOLI, and low-income housing tax credits). There may be fluctuations in the effective rate from period to period based on the relationship of net permanent differences to income before tax.

We file a consolidated return in the U.S. Federal tax jurisdiction and a combined return in the State of California tax jurisdiction. There were no ongoing federal or state income tax examinations at the issuance of this report. At June 30, 2017, neither the Bank nor Bancorp had accruals for interest nor penalties related to unrecognized tax benefits.

FINANCIAL CONDITION SUMMARY

Investment Securities

The investment securities portfolio totaled $401.9 million at June 30, 2017, a $15.1 million decrease from December 31, 2016. Year-to-date investment security purchases totaling $13.9 million partially offset the paydowns and maturities totaling $30.0 million. Effective February 24, 2017, $129 million in mortgage-backed securities were transferred from available-for-sale securities to held-to-maturity at fair value to reduce balance sheet volatility, which was made possible by our strong liquidity position.

Page-41

The table below summarizes our investment in obligations of state and political subdivisions at June 30, 2017 and December 31, 2016.

	June 30, 2017			December 31, 2016
(dollars in thousands)	Amortized Cost	Fair Value	% of Total State and Political Subdivisions	Amortized Cost	Fair Value	% of Total State and Political Subdivisions
Within California:
General obligation bonds	$15,620	$15,779	15.5%	$15,777	$15,660	14.3%
Revenue bonds	8,193	8,424	8.1	10,895	11,127	9.9
Tax allocation bonds	4,000	4,158	4.0	4,043	4,178	3.7
Total within California	27,813	28,361	27.6	30,715	30,965	27.9
Outside California:
General obligation bonds	65,399	65,926	64.7	71,534	70,376	64.9
Revenue bonds	7,802	7,865	7.7	7,913	7,904	7.2
Total outside California	73,201	73,791	72.4	79,447	78,280	72.1
Total obligations of state and political subdivisions	$101,014	$102,152	100.0%	$110,162	$109,245	100.0%

The portion of the portfolio outside the state of California is distributed among twenty states. The largest concentrations outside California are in Washington (12.9%), Minnesota (12.1%), and Texas (11.8%). Revenue bonds, both within and outside California, primarily consist of bonds relating to essential services (such as public improvements and utilities) and school district bonds.

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

Loans

Loans totaled $1,491.5 million at June 30, 2017, an increase of $4.9 million from $1,486.6 million at December 31, 2016. New loan originations in the first six months of 2017 of $79.4 million were primarily in commercial real estate, including both owner-occupied and investor-owned, spread throughout our markets, and Loans increased by $4.9 million and totaled $1,491.5 million at June 30, 2017, compared to $1,486.6 million at December 31, 2016. New loan originations in the first six months of 2017 of $79.4 million were primarily in commercial real estate, including both owner-occupied and investor-owned, spread throughout our markets, and tenancy-in-common fractional interest loans. Loan originations combined with changes in the utilization of loan commitments, pay-offs of $80.8 million, and scheduled payments, produced the net increase from December 31, 2016. Our current pipeline approximates last year at this time, and should translate into loan growth throughout the year.

Liabilities

During the first six months of 2017, total liabilities increased by $67.1 million to $1,860.0 million. Deposits increased $67.8 million in the first half of 2017, primarily due to fluctuations from large deposit clients' seasonal cash flows and the placement by existing clients of funds from their asset sales that will be distributed to the beneficiaries of trusts or transitioned into real estate or other investments. Non-interest bearing deposits totaled $893.0 million, or 48.5% of total deposits at June 30, 2017, compared to 46.1% at December 31, 2016.

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

Management reviews capital ratios on a regular basis to ensure that capital exceeds the prescribed regulatory minimums and is adequate to meet our anticipated future needs.  For all periods presented, the Bank’s ratios exceed the regulatory definition of “well capitalized” under the regulatory framework for prompt corrective action and Bancorp’s ratios exceed the required minimum ratios to be considered a well-capitalized bank holding company. The most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action as of March 31, 2017. There are no conditions or events since that notification that Management believes have changed the Bank’s categories and we expect the Bank to remain well capitalized for prompt corrective action purposes.

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

The Bancorp’s and Bank’s capital adequacy ratios as of June 30, 2017 and December 31, 2016 are presented in the following tables. Bancorp's Tier 1 capital includes the subordinated debentures, which are not included at the Bank level. We continued to build capital in 2017 through the accumulation of net income.

Capital Ratios for Bancorp (dollars in thousands)	Actual Ratio		Adequately Capitalized Threshold[1]			Ratio to be a Well Capitalized Bank Holding Company
June 30, 2017	Amount	Ratio	Amount		Ratio	Amount		Ratio
Total Capital (to risk-weighted assets)	$255,140	15.01%	≥ $	157,238	≥ 9.250%	≥ $	169,987	≥ 10.00%
Tier 1 Capital (to risk-weighted assets)	$239,051	14.06%	≥ $	123,241	≥ 7.250%	≥ $	135,990	≥ 8.00%
Tier 1 Capital (to average assets)	$239,051	11.61%	≥ $	82,339	≥ 4.000%	≥ $	102,924	≥ 5.00%
Common Equity Tier 1 (to risk-weighted assets)	$233,570	13.74%	≥ $	97,743	≥ 5.750%	≥ $	110,492	≥ 6.50%
December 31, 2016
Total Capital (to risk-weighted assets)	$247,453	14.32%	≥ $	149,039	≥ 8.625%	≥ $	172,799	≥ 10.00%
Tier 1 Capital (to risk-weighted assets)	$231,111	13.37%	≥ $	114,479	≥ 6.625%	≥ $	138,239	≥ 8.00%
Tier 1 Capital (to average assets)	$231,111	11.39%	≥ $	81,189	≥ 4.000%	≥ $	101,486	≥ 5.00%
Common Equity Tier 1 (to risk-weighted assets)	$225,925	13.07%	≥ $	88,559	≥ 5.125%	≥ $	112,319	≥ 6.50%

Page-42

1 The adequately capitalized threshold includes the capital conservation buffer that was effective January 1, 2016. These ratios are not reflected on a fully phased-in basis, which will occur in January 2019.

Capital Ratios for the Bank (dollars in thousands)	Actual Ratio		Adequately Capitalized Threshold[1]			Ratio to be Well Capitalized under Prompt Corrective Action Provisions
June 30, 2017	Amount	Ratio	Amount		Ratio	Amount		Ratio
Total Capital (to risk-weighted assets)	$250,894	14.76%	≥ $	157,193	≥ 9.250%	≥ $	169,938	≥ 10.00%
Tier 1 Capital (to risk-weighted assets)	$234,805	13.82%	≥ $	123,205	≥ 7.250%	≥ $	135,951	≥ 8.00%
Tier 1 Capital (to average assets)	$234,805	11.41%	≥ $	82,326	≥ 4.000%	≥ $	102,908	≥ 5.00%
Common Equity Tier 1 (to risk-weighted assets)	$234,805	13.82%	≥ $	97,715	≥ 5.750%	≥ $	110,460	≥ 6.50%
December 31, 2016
Total Capital (to risk-weighted assets)	$243,468	14.09%	≥ $	149,016	≥ 8.625%	≥ $	172,772	≥ 10.00%
Tier 1 Capital (to risk-weighted assets)	$227,127	13.15%	≥ $	114,462	≥ 6.625%	≥ $	138,218	≥ 8.00%
Tier 1 Capital (to average assets)	$227,127	11.19%	≥ $	81,176	≥ 4.000%	≥ $	101,469	≥ 5.00%
Common Equity Tier 1 (to risk-weighted assets)	$227,127	13.15%	≥ $	88,546	≥ 5.125%	≥ $	112,302	≥ 6.50%
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

We obtain funds from the repayment and maturity of loans, deposit inflows, investment security maturities and paydowns, federal funds purchases, FHLB advances, other borrowings, and cash flow from operations.  Our primary uses of funds are the origination of loans, the purchase of investment securities, withdrawals of deposits, maturity of certificates of deposit, repayment of borrowings and dividends to common stockholders.

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

At June 30, 2017 our liquid assets, which included unencumbered available-for-sale securities and cash, totaled $323.8 million, an increase of $9.0 million from December 31, 2016. Our cash and cash equivalents increased $89.1 million from December 31, 2016. The primary sources of funds during the first six months of 2017 included $31.3 million in pay-downs and maturities of investment securities, $12.2 million net cash provided by operating activities and an increase in net deposits of $67.8 million. The primary uses of liquidity during the first six months of 2017 was $13.9 million in investment securities purchased, $4.6 million in loans originated (net of loan principal collected) and $3.3 million in cash dividends paid on common stock to our shareholders. Management anticipates that our current strong liquidity position and core deposit base will provide adequate liquidity to fund our operations.

Undrawn credit commitments, as discussed in Note 8 to the consolidated financial statements, totaled $400.6 million at June 30, 2017. These commitments, to the extent used, are expected to be funded primarily through the repayment of existing loans, deposit growth and liquid assets. Over the next twelve months, $97.6 million of time deposits will mature. We expect these funds to be replaced with new deposits. Our emphasis on local deposits combined with our well capitalized equity position, provides a very stable funding base.

Page-43

Since Bancorp is a holding company and does not conduct regular banking operations, its primary sources of liquidity are dividends from the Bank. Under the California Financial Code, payment of a dividend from the Bank to Bancorp without advance regulatory approval is restricted to the lesser of the Bank’s retained earnings or the amount of the Bank’s net profits from the previous three fiscal years less the amount of dividends paid during that period. The primary uses of funds for Bancorp are shareholder dividends and ordinary operating expenses.  Bancorp held $3.9 million of cash at June 30, 2017, which is deemed sufficient to cover Bancorp's operational needs and cash dividends to shareholders through the end of 2017. Management anticipates that there will be sufficient earnings at the Bank to provide dividends to Bancorp to meet its funding requirements for the foreseeable future.

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

Exposure to interest rate risk is reviewed at least quarterly by ALCO and the Board of Directors. Simulation models are used to measure interest rate risk and to evaluate strategies to improve profitability. A simplified static statement of condition is prepared on a quarterly basis as a starting point, using instrument level data of our actual loans, investments, borrowings and deposits as inputs. If potential changes to net equity value and net interest income resulting from hypothetical interest rate changes are not within the limits established by the Board of Directors, Management may adjust the asset and liability mix to bring the risk position within approved limits.

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

Immediate Changes in Interest Rates (in basis points)	Estimated Change in NII in Year 1 (as percent of NII)	Estimated Change in NII in Year 2 (as percent of NII)
up 200	0.8%	6.6%
down 100	(6.6)%	(11.8)%

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

Page-44

ITEM 4.       Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Bank of Marin Bancorp and its subsidiary (the "Company") conducted an evaluation under the supervision and with the participation of our Management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act of 1934 (the “Act”)) as of the end of the period covered by this report. The term disclosure controls and procedures means controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Act is accumulated and communicated to our Management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls over Financial Reporting

During the last fiscal quarter there were no significant changes that materially affected, or are reasonably likely to affect, our internal control over financial reporting. The term internal control over financial reporting, as defined by Rule 15d-15(f) of the Act, is a process designed by, or under the supervision of, the issuer's principal executive and principal financial officers, or persons performing similar functions, and effected by the issuer's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

PART II       OTHER INFORMATION

ITEM 1         Legal Proceedings

Refer to Note 12 to the Consolidated Financial Statements in Item 8 of our 2016 Form 10-K and Note 8 to the Consolidated Financial Statements in this Form 10-Q.

ITEM 1A      Risk Factors

In addition to other information contained in this report, including matters under the section “Forward-Looking Statements,” and risks previously disclosed in section Item 1A, “Risk Factors” of our 2016 Form 10-K, you should carefully consider the following risk factors in connection with the proposed acquisition of the Bank of Napa, N.A. (“Napa”).

The Market Price of Our Common Stock after the Merger may be Affected by Factors Different from those Affecting Our Shares Currently

The results of operations of the combined company and the market price of our common stock after the completion of the merger may be affected by factors different from those currently affecting our independent results of operations prior to the merger.

Regulatory Approvals May Not Be Received, May Take Longer Than Expected or May Impose Conditions That Are Not Presently Anticipated

Before the merger may be completed, Bancorp and Napa must satisfy a number of conditions. These conditions include obtaining various regulatory approvals or consents, including the Federal Deposit Insurance Corporation and the State of California. In deciding whether to grant these approvals, the relevant governmental authorities will make a determination of whether, among other things, the merger is in the public interest. These regulatory entities may impose conditions on the completion of the merger or require changes to the terms of the merger. Although we do not currently expect that any material conditions or changes would be imposed, there can be no assurance that they will not be. Such conditions or changes could have the effect of delaying completion of the merger or imposing additional

Page-45

costs on or limiting the revenues of the combined company following the merger, any of which might have a material adverse effect on us following the merger. In addition, we or Napa may elect not to consummate the merger if:
(A) any required regulatory approval has been denied by the relevant regulatory authority and such denial has become final and nonappealable,
(B) any such approval includes any condition, restriction or requirement that would:
(i) have a material adverse effect on Napa's business or,
(ii) would restrict our business after the closing of the merger such that it would have a material adverse effect on us, or
(iii) require the sale by us or Napa of any material portion of assets, or
(C) if a regulatory authority has issued a final, nonappealable injunction permanently enjoining or otherwise prohibiting the completion of the merger.

We May Be Unable to Integrate Operations Successfully or to Achieve Expected Cost Savings

Our earnings, financial condition and prospects after the merger will depend in part on our ability to integrate the operations and management of Napa and to continue to implement our own business plan. There is no assurance that we will be able to do so. The issues that we could face include, but are not limited to:

•	unexpected problems with operations, personnel, technology or credit;

•	loss of customers and employees of Napa;

•	difficulty in working with Napa's employees and customers;

•	the assimilation of Napa's operations, sites and personnel; and

•	instituting and maintaining uniform standards, controls, procedures and policies.

Further, although the boards of directors of both parties anticipate cost savings as a result of the merger, we may not be fully able to realize those savings. Any cost savings that are realized may be offset by losses in revenues or other charges to earnings.

We Expect to Incur Significant Costs Associated with the Merger

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

The Failure of the Loan Portfolios to Perform as Expected May Unfavorably Impact Us

Our performance and prospects after the merger will be dependent to a significant extent on the performance of the combined loan portfolios of Bank of Marin and Bank of Napa, and ultimately on the financial condition of their respective borrowers and other customers. The existing loan portfolios of the two banks differ to some extent in the types of borrowers, industries and credits represented. In addition, there are differences in the documentation, classifications, credit ratings and management of the portfolios. As a result, our overall loan portfolio after the merger may have a different risk profile than the loan portfolio of either Bank of Marin or Napa before the merger. The performance of the two loan portfolios will be adversely affected if any of such factors is worse than currently anticipated. In addition, to the extent that present customers are not retained by us, or additional expenses are incurred in retaining them, there could be adverse effects on our future consolidated results of operations following the merger. Realization of improvement in profitability is dependent, in part, on the extent to which the revenues of Napa are maintained and enhanced.

ITEM 2       Unregistered Sales of Equity Securities and Use of Proceeds

We did not have any unregistered sales or repurchases of our equity securities during the six months ended June 30, 2017.

ITEM 3       Defaults upon Senior Securities

None.

Page-46

ITEM 4      Mine Safety Disclosures

Not applicable.

ITEM 5      Other Information

None.

Page-47

ITEM 6       Exhibits

The following exhibits are filed as part of this report or hereby incorporated by references to filings previously made with the SEC.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
2.01	Agreement to Merger and Plan of Reorganization with Bank of Napa, dated July 31, 2017	8-K	001-33572	2.1	August 1, 2017
3.01	Articles of Incorporation, as amended	10-Q	001-33572	3.01	November 7, 2007
3.02	Bylaws	10-Q	001-33572	3.02	May 9, 2011
3.02a	Bylaw Amendment	8-K	001-33572	3.03	July 6, 2015
4.01	Rights Agreement, dated July 6, 2017	8-A12B	001-33572	4.1	July 7, 2017
10.01	Employee Stock Ownership Plan	S-8	333-144810	4.1	May 26, 2017
10.02	2007 Employee Stock Purchase Plan	S-8	333-144810	4.1	July 24, 2007
10.03	2017 Equity Plan	S-8	333-144809	4.1	June 30, 2017
10.04	2010 Director Stock Plan	S-8	333-167639	4.1	June 21, 2010
10.05	Form of Indemnification Agreement for Directors and Executive Officers, dated August 9, 2007	10-Q	001-33572	10.06	November 7, 2007
10.06	Form of Employment Agreement, dated January 23, 2009	8-K	001-33572	10.1	January 26, 2009
10.07	2010 Annual Individual Incentive Compensation Plan	8-K	001-33572	99.1	October 21, 2010
10.08	Salary Continuation Agreement for executive officer Russell Colombo, Chief Executive Officer, dated January 1, 2011	8-K	001-33572	10.1	January 6, 2011
10.09	Salary Continuation Agreement for executive officer Peter Pelham, Director of Retail Banking, dated January 1, 2011	8-K	001-33572	10.4	January 6, 2011
10.10	Salary Continuation Agreements for executive officer Tani Girton, Chief Financial Officer, dated October 18, 2013	8-K	001-33572	10.2	November 4, 2014
10.11	Salary Continuation Agreements for executive officer Elizabeth Reizman, Chief Credit Officer, dated July 20, 2014	8-K	001-33572	10.3	November 4, 2014
10.12	Salary Continuation Agreement for executive officer Timothy Myers, Executive Vice President and Commercial Banking Manager, dated May 28, 2015	8-K	001-33572	10.4	June 2, 2015
10.13	2007 Form of Change in Control Agreement	8-K	001-33572	10.1	October 31, 2007
10.14	Information Technology Services Agreement with Fidelity Information Services, LLC, dated July 11, 2012	8-K	001-33572	10.1	July 17, 2012
11.01	Earnings Per Share Computation - included in Note 1 to the Consolidated Financial Statements					Filed
31.01	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					Filed
31.02	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					Filed
32.01	Certification pursuant to 18 U.S.C. §1350 as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002					Filed
101.01*	XBRL Interactive Data File					Furnished

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

Bank of Marin Bancorp
(registrant)

August 7, 2017	/s/ Russell A. Colombo
Date	Russell A. Colombo
President &
Chief Executive Officer
(Principal Executive Officer)

August 7, 2017	/s/ Tani Girton
Date	Tani Girton
Executive Vice President &
Chief Financial Officer
(Principal Financial Officer)

August 7, 2017	/s/ Cecilia Situ
Date	Cecilia Situ
First Vice President &
Manager of Finance & Treasury
(Principal Accounting Officer)

Page-49