Form 10-Q
period 2017-09-30
Bank of Marin Bancorp
filed 2017-11-06
CIK 1403475

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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
Yes   ☐     No  ☒

As of October 31, 2017, there were 6,177,990 shares of common stock outstanding.

Page-2

PART I       FINANCIAL INFORMATION

ITEM 1.  Financial Statements

BANK OF MARIN BANCORP CONSOLIDATED STATEMENTS OF CONDITION at September 30, 2017 and December 31, 2016

(in thousands, except share data; unaudited)	September 30, 2017	December 31, 2016
Assets
Cash and due from banks	$149,124	$48,804
Investment securities
Held-to-maturity, at amortized cost	155,122	44,438
Available-for-sale, at fair value	258,092	372,580
Total investment securities	413,214	417,018
Loans, net of allowance for loan losses of $15,248 and $15,442 at September 30, 2017 and December 31, 2016, respectively	1,509,199	1,471,174
Bank premises and equipment, net	8,230	8,520
Goodwill	6,436	6,436
Core deposit intangible	2,226	2,580
Interest receivable and other assets	67,472	68,961
Total assets	$2,155,901	$2,023,493

Liabilities and Stockholders' Equity
Liabilities
Deposits
Non-interest bearing	$924,073	$817,031
Interest bearing
Transaction accounts	102,236	100,723
Savings accounts	169,488	163,516
Money market accounts	555,013	539,967
Time accounts	140,160	151,463
Total deposits	1,890,970	1,772,700
Subordinated debentures	5,703	5,586
Interest payable and other liabilities	14,179	14,644
Total liabilities	1,910,852	1,792,930

Stockholders' Equity
Preferred stock, no par value, Authorized - 5,000,000 shares, none issued	—	—
Common stock, no par value, Authorized - 15,000,000 shares; Issued and outstanding - 6,175,751 and 6,127,314 at September 30, 2017 and December 31, 2016, respectively	90,052	87,392
Retained earnings	156,227	146,464
Accumulated other comprehensive loss, net	(1,230)	(3,293)
Total stockholders' equity	245,049	230,563
Total liabilities and stockholders' equity	$2,155,901	$2,023,493

The accompanying notes are an integral part of these consolidated financial statements (unaudited).

Page-3

BANK OF MARIN BANCORP CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three months ended		Nine months ended
(in thousands, except per share amounts; unaudited)	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Interest income
Interest and fees on loans	$16,738	$17,840	$49,010	$51,078
Interest on investment securities
Securities of U.S. government agencies	1,525	1,283	4,577	3,826
Obligations of state and political subdivisions	511	569	1,632	1,743
Corporate debt securities and other	31	38	104	220
Interest on Federal funds sold and short-term investments	406	104	623	155
Total interest income	19,211	19,834	55,946	57,022
Interest expense
Interest on interest-bearing transaction accounts	24	27	74	82
Interest on savings accounts	17	15	48	43
Interest on money market accounts	133	112	360	330
Interest on time accounts	138	190	423	579
Interest on Federal Home Loan Bank ("FHLB") and other borrowings	—	—	—	478
Interest on subordinated debentures	111	109	328	325
Total interest expense	423	453	1,233	1,837
Net interest income	18,788	19,381	54,713	55,185
(Reversal of) provision for loan losses	—	(1,550)	—	(1,550)
Net interest income after provision for loan losses	18,788	20,931	54,713	56,735
Non-interest income
Service charges on deposit accounts	438	447	1,337	1,344
Wealth Management and Trust Services	539	506	1,546	1,599
Debit card interchange fees	390	393	1,146	1,112
Merchant interchange fees	88	114	296	355
Earnings on bank-owned life insurance	209	216	628	626
Dividends on FHLB stock	177	223	585	577
Gains on investment securities, net	—	—	10	394
Other income	225	215	729	691
Total non-interest income	2,066	2,114	6,277	6,698
Non-interest expense
Salaries and related benefits	7,344	6,683	22,106	20,155
Occupancy and equipment	1,364	1,275	4,063	3,731
Depreciation and amortization	489	449	1,433	1,343
Federal Deposit Insurance Corporation insurance	167	253	490	760
Data processing	946	894	2,848	2,666
Professional services	801	476	1,845	1,528
Directors' expense	175	143	557	448
Information technology	179	307	563	665
Provision for losses on off-balance sheet commitments	100	—	57	150
Other expense	1,471	1,430	4,716	4,491
Total non-interest expense	13,036	11,910	38,678	35,937
Income before provision for income taxes	7,818	11,135	22,312	27,496
Provision for income taxes	2,686	4,171	7,446	10,049
Net income	$5,132	$6,964	$14,866	$17,447
Net income per common share:
Basic	$0.84	$1.14	$2.43	$2.87
Diluted	$0.83	$1.14	$2.41	$2.86
Weighted average shares:
Basic	6,123	6,083	6,109	6,070
Diluted	6,191	6,117	6,179	6,106
Dividends declared per common share	$0.29	$0.25	$0.83	$0.75
Comprehensive income:
Net income	$5,132	$6,964	$14,866	$17,447
Other comprehensive (loss) income
Change in net unrealized gain or loss on available-for-sale securities	(362)	(831)	3,273	4,211
Amortization of net unrealized loss on available for sale securities transferred to held-to-maturity securities	135	—	299	—
Reclassification adjustment for gains on available-for-sale securities included in net income	—	—	(10)	(394)
Net change in unrealized loss on available-for-sale securities, before tax	(227)	(831)	3,562	3,817
Tax effect	(96)	(367)	1,499	1,583
Other comprehensive (loss) income, net of tax	(131)	(464)	2,063	2,234
Comprehensive income	$5,001	$6,500	$16,929	$19,681
The accompanying notes are an integral part of these consolidated financial statements (unaudited).

Page-4

BANK OF MARIN BANCORP CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
for the year ended December 31, 2016 and the nine months ended September 30, 2017

(in thousands, except share data; unaudited)	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Taxes	Total
	Shares	Amount
Balance at December 31, 2015	6,068,543	$84,727	$129,553	$193	$214,473
Net income	—	—	23,134	—	23,134
Other comprehensive loss	—	—	—	(3,486)	(3,486)
Stock options exercised	36,117	1,227	—	—	1,227
Excess tax benefit - stock-based compensation	—	161	—	—	161
Stock issued under employee stock purchase plan	621	32	—	—	32
Restricted stock granted	16,910	—	—	—	—
Stock-based compensation - stock options	—	347	—	—	347
Stock-based compensation - restricted stock	—	638	—	—	638
Cash dividends paid on common stock	—	—	(6,223)	—	(6,223)
Stock purchased by directors under director stock plan	516	26	—	—	26
Stock issued in payment of director fees	4,607	234	—	—	234
Balance at December 31, 2016	6,127,314	$87,392	$146,464	$(3,293)	$230,563
Net income	—	—	14,866	—	14,866
Other comprehensive income	—	—	—	2,063	2,063
Stock options exercised, net of shares surrendered for cashless exercises and tax withholdings	8,786	28	—	—	28
Stock issued under employee stock purchase plan	280	17	—	—	17
Stock issued to employee stock ownership plan ("ESOP")	21,732	1,335	—	—	1,335
Restricted stock granted	14,230	—	—	—	—
Stock-based compensation - stock options	—	423	—	—	423
Stock-based compensation - restricted stock	—	634	—	—	634
Cash dividends paid on common stock	—	—	(5,103)	—	(5,103)
Stock purchased by directors under director stock plan	531	35	—	—	35
Stock issued in payment of director fees	2,878	188	—	—	188
Balance at September 30, 2017	6,175,751	$90,052	$156,227	$(1,230)	$245,049

The accompanying notes are an integral part of these consolidated financial statements (unaudited).

Page-5

BANK OF MARIN BANCORP CONSOLIDATED STATEMENTS OF CASH FLOWS
for the nine months ended September 30, 2017 and 2016

(in thousands; unaudited)	September 30, 2017	September 30, 2016
Cash Flows from Operating Activities:
Net income	$14,866	$17,447
Adjustments to reconcile net income to net cash provided by operating activities:
Reversal of provision for loan losses	—	(1,550)
Provision for losses on off-balance sheet commitments	57	150
Noncash expense - contribution to ESOP	637	—
Noncash director compensation expense - common stock	170	146
Stock-based compensation expense	1,057	710
Amortization of core deposit intangible	354	400
Amortization of investment security premiums, net of accretion of discounts	2,204	2,293
Accretion of discount on acquired loans	(706)	(1,526)
Accretion of discount on subordinated debentures	117	145
Net amortization of deferred loan origination costs/fees	85	100
Write-down of other real estate owned	—	13
Gain on sale of investment securities	(10)	(394)
Depreciation and amortization	1,433	1,343
Loss on disposal of premises and equipment	—	3
Gain on sale of repossessed assets	(1)	—
Earnings on bank-owned life insurance policies	(628)	(626)
Net change in operating assets and liabilities:
Deferred rent and other rent-related expenses	38	(287)
Interest receivable and other assets	421	2,362
Interest payable and other liabilities	350	(414)
Total adjustments	5,578	2,868
Net cash provided by operating activities	20,444	20,315
Cash Flows from Investing Activities:
Purchase of held-to-maturity securities	(4,496)	(2,424)
Purchase of available-for-sale securities	(51,130)	(138,432)
Proceeds from sale of available-for-sale securities	1,321	68,673
Proceeds from paydowns/maturities of held-to-maturity securities	22,352	25,150
Proceeds from paydowns/maturities of available-for-sale securities	37,126	110,978
Loans originated and principal collected, net	(37,370)	(11,723)
Purchase of bank-owned life insurance policies	—	(2,133)
Purchase of premises and equipment	(1,143)	(652)
Proceeds from sale of repossessed assets	170	—
Purchase of Federal Home Loan Bank stock	—	(1,792)
Cash paid for low-income housing investment	(899)	(298)
Net cash (used in) provided by investing activities	(34,069)	47,347
Cash Flows from Financing Activities:
Net increase in deposits	118,270	73,243
Proceeds from stock options exercised	88	1,206
Payment of tax withholdings for stock options exercised	(60)	—
Proceeds from stock issued under employee and director stock purchase plans and ESOP	750	49
Federal Home Loan Bank repayments	—	(67,000)
Cash dividends paid on common stock	(5,103)	(4,573)
Net cash provided by financing activities	113,945	2,925
Net increase in cash and cash equivalents	100,320	70,587
Cash and cash equivalents at beginning of period	48,804	26,343
Cash and cash equivalents at end of period	$149,124	$96,930
Supplemental disclosure of cash flow information:
Cash paid in interest	$1,131	$1,741
Cash paid in income taxes	$6,815	$9,095
Supplemental disclosure of noncash investing and financing activities:
Change in net unrealized gain or loss on available-for-sale securities	$3,273	$3,817
Securities transferred from available-for-sale to held-to-maturity	$128,965	$—
Amortization of net unrealized loss on available-for-sale securities transferred to held-to-maturity	$299	$—
Stock issued in payment of director fees and to ESOP	$825	$234

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

	Three months ended		Nine months ended
(in thousands, except per share data)	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Weighted average basic shares outstanding	6,123	6,083	6,109	6,070
Potentially dilutive common shares related to:
Stock options	53	27	55	30
Unvested restricted stock awards	15	7	15	6
Weighted average diluted shares outstanding	6,191	6,117	6,179	6,106
Net income	$5,132	$6,964	$14,866	$17,447
Basic EPS	$0.84	$1.14	$2.43	$2.87
Diluted EPS	$0.83	$1.14	$2.41	$2.86
Weighted average anti-dilutive shares not included in the calculation of diluted EPS	23	71	19	65

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

Income taxes: We have recorded excess tax benefits (deficiencies) resulting from the exercise of non-qualified stock options, the disqualifying disposition of incentive stock options and vesting of restricted stock awards as tax benefits (expense) in the consolidated statements of comprehensive income with a corresponding decrease (increase) to current taxes payable. Previous to the adoption of this ASU, excess tax benefits (deficiencies) were recognized as an increase (decrease) to common stock in the consolidated statements of changes in stockholders' equity. In addition, we have reflected excess tax benefits as an operating activity in the consolidated statements of cash flows. Previous to the adoption of this ASU, excess tax benefits were shown as a financing activity. We applied the amendment prospectively and prior period financial statements have not been restated. For the three and nine months ended September 30, 2017, we recognized $40 thousand and $210 thousand, respectively, in excess tax benefits recorded as a reduction to income tax expense.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The amendments in this ASU intend to increase transparency and comparability among organizations by recognizing an asset, which represents the right to use the asset for the lease term, and a lease liability, which is a lessee's obligation to make lease payments measured on a discounted basis. This ASU generally applies to leasing arrangements exceeding a twelve month term. ASU 2016-02 is effective for annual periods, including interim periods within those annual periods beginning after December 15, 2018 and requires a modified retrospective method of adoption. Early application of the amendments is permitted. We intend to adopt this ASU during the first quarter of 2019, as required, and are continuing to evaluate our lease agreements and potential accounting software solutions as they become available. As of September 30, 2017, our undiscounted operating lease obligations that were off-balance sheet totaled $18.4 million (See Note 8, Commitments and Contingencies). Upon adoption of this ASU, the present values of leases currently classified as operating leases will be recognized as lease assets and liabilities on our balance sheet. Additional disclosures of key information about our leasing arrangements will also be required. We do not expect that the ASU will have a material impact on our capital ratios or return on average assets when adopted and we are currently evaluating the effect that the ASU will have on other components of our financial condition and results of operations.

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

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. This amendment changes both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. It is intended to more closely align hedge accounting with companies' risk management strategies, simplify the application of hedge accounting, and increase transparency as to the scope and results of hedging programs. The ASU is effective for fiscal years beginning after

Page-10

December 15, 2018, and interim periods within those fiscal years. The amended presentation and disclosure guidance will be required prospectively. We expect this amendment to affect the presentation of our hedging activities, but we do not expect it to have a material impact on our financial condition or results of operations.

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

The following table summarizes our assets and liabilities that were required to be recorded at fair value on a recurring basis.

(in thousands) Description of Financial Instruments	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2017
Securities available-for-sale:
Mortgage-backed securities and collateralized mortgage obligations issued by U.S. government agencies	$147,370	$—	$146,818	$552
Debentures of government sponsored agencies	30,382	—	30,382	—
Privately-issued collateralized mortgage obligations	128	—	128	—
Obligations of state and political subdivisions	75,181	—	75,181	—
Corporate bonds	5,031	—	5,031	—
Derivative financial assets (interest rate contracts)	38	—	38	—
Derivative financial liabilities (interest rate contracts)	909	—	909	—
December 31, 2016
Securities available-for-sale:
Mortgage-backed securities and collateralized mortgage obligations issued by U.S. government agencies	$254,041	$—	$253,434	$607
Debentures of government sponsored agencies	35,403	—	35,403	—
Privately-issued collateralized mortgage obligations	419	—	419	—
Obligations of state and political subdivisions	77,701	—	77,701	—
Corporate bonds	5,016	—	5,016	—
Derivative financial assets (interest rate contracts)	55	—	55	—
Derivative financial liabilities (interest rate contracts)	933	—	933	—

Securities available-for-sale are recorded at fair value on a recurring basis. When available, quoted market prices (Level 1) are used to determine the fair value of securities available-for-sale. If quoted market prices are not available,

Page-11

we obtain pricing information from a reputable third-party service provider, who may utilize valuation techniques that use current market-based or independently sourced parameters, such as bid/ask prices, dealer-quoted prices, interest rates, benchmark yield curves, prepayment speeds, probability of default, loss severity and credit spreads (Level 2).   Level 2 securities include obligations of state and political subdivisions, U.S. agencies or government-sponsored agencies' debt securities, mortgage-backed securities, government agency-issued, privately-issued collateralized mortgage obligations, and corporate bonds. As of September 30, 2017 and December 31, 2016, there were no securities that were considered Level 1 securities. As of September 30, 2017, we had one available-for-sale security that was considered a Level 3 security. The security is a U.S. government agency obligation collateralized by a small number of business equipment loans guaranteed by the Small Business Administration ("SBA") program. The security is not actively traded and is owned only by a few investors. The significant unobservable data that is reflected in the fair value measurement include dealer quotes, projected prepayment speeds/average life and credit information, among other things. The unrealized loss on this SBA-guaranteed security recorded as part of other comprehensive income decreased by $2 thousand in the first nine months of 2017.

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

The following table presents the carrying value of assets measured at fair value on a non-recurring basis and that were held in the consolidated statements of condition at each respective period end, by level within the fair value hierarchy as of September 30, 2017 and December 31, 2016.

(in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2017
Other real estate owned	238	—	—	238
December 31, 2016
Other real estate owned	408	—	—	408

When a loan is identified as impaired, it is reported at the lower of cost or fair value, measured based on the loan's observable market price (Level 1) or the current net realizable value of the underlying collateral securing the loan, if the loan is collateral dependent (Level 3).  Net realizable value of the underlying collateral is the fair value of the collateral less estimated selling costs and any prior liens. Appraisals, recent comparable sales, offers and listing prices are factored in when valuing the collateral. We review and verify the qualifications and licenses of the certified general

Page-12

appraisers used for appraising commercial properties or certified residential appraisers for residential properties. Real estate appraisals may utilize a combination of approaches including replacement cost, sales comparison and the income approach. Comparable sales and income data are analyzed by the appraisers and adjusted to reflect differences between them and the subject property such as property characteristics, leasing status and physical condition. When appraisals are received, Management reviews the underlying assumptions and methodology utilized, as well as the overall resulting value in conjunction with independent data sources such as recent market data and industry-wide statistics. We generally use a 6% discount for selling costs which is applied to all properties, regardless of size. Appraised values may be adjusted to reflect changes in market conditions that have occurred subsequent to the appraisal date, or for revised estimates regarding the timing or cost of the property sale. These adjustments are based on qualitative judgments made by Management on a case-by-case basis and are generally unobservable valuation inputs as they are specific to the underlying collateral. There have been no significant changes in the valuation techniques during 2017. As of September 30, 2017 and December 31, 2016, there were no collateral-dependent loans whose principal balances had been written down to or below the values of the underlying collateral.

OREO represents collateral acquired through foreclosure and is initially recorded at fair value as established by a current appraisal, adjusted for disposition costs. Subsequently, OREO is measured at lower of cost or fair value. OREO values are reviewed on an ongoing basis and any subsequent decline in fair value is recorded as a foreclosed asset expense in the current period. The value of OREO is determined based on independent appraisals, similar to the process used for impaired loans, discussed above, and is classified as Level 3. All OREO resulted from an acquisition. There was no change in the estimated fair values of OREO during the first nine months of 2017 and a decrease of $13 thousand in 2016.

Disclosures about Fair Value of Financial Instruments

The table below is a summary of fair value estimates for financial instruments as of September 30, 2017 and December 31, 2016, excluding financial instruments recorded at fair value on a recurring basis (summarized in the first table in this note). The carrying amounts in the following table are recorded in the consolidated statements of condition under the indicated captions. Further, we have not disclosed the fair value of financial instruments specifically excluded from disclosure requirements such as bank-owned life insurance policies ("BOLI"). Additionally, we hold shares of FHLB stock and Visa Inc. Class B common stock at cost. These shares are restricted from resale, except among member banks, and their values are discussed in Note 4, Investment Securities.

	September 30, 2017			December 31, 2016
(in thousands)	Carrying Amounts	Fair Value	Fair Value Hierarchy	Carrying Amounts	Fair Value	Fair Value Hierarchy
Financial assets
Cash and cash equivalents	$149,124	$149,124	Level 1	$48,804	$48,804	Level 1
Investment securities held-to-maturity	155,122	156,149	Level 2	44,438	45,097	Level 2
Loans, net	1,509,199	1,491,306	Level 3	1,471,174	1,473,360	Level 3
Interest receivable	5,978	5,978	Level 2	6,319	6,319	Level 2
Financial liabilities
Deposits	1,890,970	1,891,097	Level 2	1,772,700	1,773,102	Level 2
Subordinated debentures	5,703	5,089	Level 3	5,586	5,083	Level 3
Interest payable	120	120	Level 2	134	134	Level 2

Following is a description of methods and assumptions used to estimate the fair value of each class of financial instrument not recorded at fair value but required for disclosure purposes:

Cash and Cash Equivalents - The carrying amounts of cash and cash equivalents approximate their fair value because of the short-term nature of these instruments.

Held-to-maturity Securities - Held-to-maturity securities, which generally consist of obligations of state and political subdivisions and corporate bonds, are recorded at their amortized cost. Their fair value for disclosure purposes is determined using methodologies similar to those described above for available-for-sale securities using Level 2 inputs. If Level 2 inputs are not available, we may utilize pricing models that incorporate unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities (Level 3).  As of

Page-13

September 30, 2017 and December 31, 2016, we did not hold any held-to-maturity securities whose fair value was measured using significant unobservable inputs.

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

Commitments - The value of unrecognized financial instruments is estimated based on the fee income associated with the commitments which, in the absence of credit exposure, is considered to approximate their settlement value. The fair value of commitment fees was not material at September 30, 2017 and December 31, 2016, respectively.

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

Page-14

	September 30, 2017				December 31, 2016
	Amortized	Fair	Gross Unrealized		Amortized	Fair	Gross Unrealized
(in thousands)	Cost	Value	Gains	(Losses)	Cost	Value	Gains	(Losses)
Held-to-maturity:
Obligations of state and political subdivisions	$20,213	$20,790	$577	$—	$30,856	$31,544	$694	$(6)
Corporate bonds	—	—	—	—	3,519	3,518	—	(1)
MBS pass-through securities issued by FHLMC and FNMA	103,624	103,904	425	(145)	10,063	10,035	126	(154)
CMOs issued by FHLMC	31,285	31,455	173	(3)	—	—	—	—
Total held-to-maturity	155,122	156,149	1,175	(148)	44,438	45,097	820	(161)
Available-for-sale:
Securities of U.S. government agencies:
MBS pass-through securities issued by FHLMC and FNMA	91,404	91,716	551	(239)	193,998	190,566	145	(3,577)
CMOs issued by FNMA	11,504	11,529	68	(43)	13,790	13,772	91	(109)
CMOs issued by FHLMC	35,317	35,360	56	(13)	43,452	42,758	37	(731)
CMOs issued by GNMA	8,754	8,765	62	(51)	6,844	6,945	102	(1)
Debentures of government- sponsored agencies	30,492	30,382	—	(110)	35,486	35,403	7	(90)
Privately issued CMOs	127	128	1	—	419	419	1	(1)
Obligations of state and political subdivisions	74,903	75,181	675	(397)	79,306	77,701	135	(1,740)
Corporate bonds	4,967	5,031	64	—	4,959	5,016	57	—
Total available-for-sale	257,468	258,092	1,477	(853)	378,254	372,580	575	(6,249)
Total investment securities	$412,590	$414,241	$2,652	$(1,001)	$422,692	$417,677	$1,395	$(6,410)

The amortized cost and fair value of investment debt securities by contractual maturity at September 30, 2017 are shown below. Expected maturities may differ from contractual maturities if the issuers of the securities have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2017				December 31, 2016
	Held-to-Maturity		Available-for-Sale		Held-to-Maturity		Available-for-Sale
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$2,092	$2,132	$8,884	$8,893	$13,473	$13,506	$20,136	$20,109
After one but within five years	15,206	15,565	67,085	67,065	16,706	17,150	58,334	58,267
After five years through ten years	56,607	56,979	101,756	101,880	3,000	3,125	113,576	110,842
After ten years	81,217	81,473	79,743	80,254	11,259	11,316	186,208	183,362
Total	$155,122	$156,149	$257,468	$258,092	$44,438	$45,097	$378,254	$372,580

Sales of investment securities and gross gains and losses are shown in the following table.

	Three months ended		Nine months ended
(in thousands)	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Available-for-sale:
Sales proceeds	$—	$—	$1,321	$68,673
Gross realized gains	—	—	13	458
Gross realized losses	—	—	(3)	(64)

For the respective periods of September 30, 2017 and December 31, 2016, investment securities carried at $112.4 million and $109.1 million were pledged with the State of California: $111.6 million and $108.3 million to secure public deposits in compliance with the Local Agency Security Program, and $777 thousand and $822 thousand to provide collateral for trust deposits. In addition, investment securities carried at $2.0 million and $2.1 million were pledged to collateralize a Wealth Management and Trust Services (“WMTS”) checking account at September 30, 2017 and December 31, 2016, respectively.

Page-15

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

Other-Than-Temporarily Impaired ("OTTI") Debt Securities

We have evaluated the credit of our investment securities and their issuers and/or insurers. Based on our evaluation, Management has determined that no investment security in our investment portfolio is other-than-temporarily impaired as of September 30, 2017. We do not have the intent and it is more likely than not that we will not have to sell the remaining securities temporarily impaired at September 30, 2017 before recovery of the amortized cost basis.

There were 67 and 134 investment securities in unrealized loss positions at September 30, 2017 and December 31, 2016, respectively. Those securities are summarized and classified according to the duration of the loss period in the tables below:

September 30, 2017	< 12 continuous months		≥ 12 continuous months		Total securities in a loss position
(in thousands)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
Held-to-maturity:
MBS pass-through securities issued by FHLMC and FNMA	17,764	(115)	31,501	(30)	49,265	(145)
CMOs issued by FHLMC	—	—	1,505	(3)	1,505	(3)
Total held-to-maturity	17,764	(115)	33,006	(33)	50,770	(148)
Available-for-sale:
MBS pass-through securities issued by FHLMC and FNMA	21,619	(229)	2,321	(10)	23,940	(239)
CMOs issued by FNMA	8,005	(43)	—	—	8,005	(43)
CMOs issued by FHLMC	15,014	(13)	—	—	15,014	(13)
CMOs issued by GNMA	4,807	(51)	—	—	4,807	(51)
Debentures of government- sponsored agencies	19,929	(64)	9,953	(46)	29,882	(110)
Obligations of state and political subdivisions	6,129	(38)	18,010	(359)	24,139	(397)
Total available-for-sale	75,503	(438)	30,284	(415)	105,787	(853)
Total temporarily impaired securities	$93,267	$(553)	$63,290	$(448)	$156,557	$(1,001)

Page-16

December 31, 2016	< 12 continuous months		≥ 12 continuous months		Total securities in a loss position
(in thousands)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
Held-to-maturity:
Obligations of state and political subdivisions	$2,250	$(154)	$—	$—	$2,250	$(154)
Corporate bonds	3,362	(6)	—	—	3,362	(6)
MBS pass-through securities issued by FHLMC and FNMA	3,518	(1)	—	—	3,518	(1)
Total held-to-maturity	9,130	(161)	—	—	9,130	(161)
Available-for-sale:
MBS pass-through securities issued by FHLMC and FNMA	162,016	(3,577)	—	—	162,016	(3,577)
CMOs issued by FNMA	9,498	(109)	—	—	9,498	(109)
CMOs issued by FHLMC	31,545	(731)	—	—	31,545	(731)
CMOs issued by GNMA	1,583	(1)	—	—	1,583	(1)
Debentures of government- sponsored agencies	19,951	(38)	9,946	(52)	29,897	(90)
Obligations of state and political subdivisions	59,567	(1,740)	—	—	59,567	(1,740)
Corporate bonds	154	(1)	—	—	154	(1)
Total available-for-sale	284,314	(6,197)	9,946	(52)	294,260	(6,249)
Total temporarily impaired securities	$293,444	$(6,358)	$9,946	$(52)	$303,390	$(6,410)

As of September 30, 2017, there was one debenture of government-sponsored agency security, one CMO issued by FHLMC, five MBS pass-through securities issued by FNMA and thirty obligations of U.S. state and political subdivisions securities that have been in a continuous loss position for twelve months or more. We have evaluated the securities and believe that the decline in fair value is primarily driven by factors other than credit. It is probable that we will be able to collect all amounts due according to the contractual terms and no other-than-temporary impairment exists on these securities. The debenture of government-sponsored agency security is supported by the U.S. Federal Government, which protects us from credit losses. Based upon our assessment of the credit fundamentals, we concluded that these securities were not other-than-temporarily impaired at September 30, 2017.

There were thirty investment securities in our portfolio that had been in temporary loss positions for less than twelve months as of September 30, 2017, and their temporary loss positions mainly arose from changes in interest rates since purchase. They consisted of one debenture of a U.S. government-sponsored agency, eight obligations of U.S. state and political subdivisions, twelve MBS securities and nine CMOs issued by government-sponsored agencies. Securities of government-sponsored agencies are supported by the U.S. Federal Government, which protects us from credit losses. Other temporarily impaired securities are deemed creditworthy after internal analysis of the issuers' latest financial information and credit enhancement. Additionally, all are rated as investment grade by at least one major rating agency. As a result of this impairment analysis, we concluded that these securities were not other-than-temporarily impaired at September 30, 2017.

Non-Marketable Securities

As a member of the FHLB, we are required to maintain a minimum investment in FHLB capital stock determined by the Board of Directors of the FHLB. The minimum investment requirements can increase in the event we increase our total asset size or borrowings with the FHLB. Shares cannot be purchased or sold except between the FHLB and its members at the $100 per share par value. We held $10.2 million of FHLB stock recorded at cost in other assets on the consolidated statements of condition at both September 30, 2017 and December 31, 2016. The carrying amounts of these investments are reasonable estimates of fair value because the securities are restricted to member banks and they do not have a readily determinable market value. Management does not believe that the FHLB stock is other-than-temporarily-impaired, due to FHLB's current financial condition. On October 26, 2017, FHLB announced a cash dividend to be distributed in mid-November 2017 at an annualized dividend rate of 7.00%. Cash dividends paid on FHLB capital stock are recorded as non-interest income.

Page-17

As a member bank of Visa U.S.A., we hold 16,939 shares of Visa Inc. Class B common stock with a carrying value of zero, which is equal to our cost basis. These shares are restricted from resale until their conversion into Class A (voting) shares upon the termination of Visa Inc.'s Covered Litigation escrow account. As a result of the restriction, these shares are not considered available-for-sale and are not carried at fair value. When converting this Class B common stock to Class A common stock based on the conversion rate of 1.6483 and the closing stock price of Class A shares, the value of our shares of Class B common stock would have been $2.9 million and $2.2 million at September 30, 2017 and December 31, 2016, respectively. The conversion rate is subject to further reduction upon the final settlement of the covered litigation against Visa Inc. and its member banks. For further information, see Note 8, Commitments and Contingencies.

We invest in low-income housing tax credit funds as a limited partner, which totaled $2.3 million and $2.5 million recorded in other assets as of September 30, 2017 and December 31, 2016, respectively. In the first nine months of 2017, we recognized $249 thousand of low-income housing tax credits and other tax benefits, net of $199 thousand of amortization expense of low-income housing tax credit investment, as a component of income tax expense. As of September 30, 2017, our unfunded commitments for these low-income housing tax credit funds totaled $549 thousand. We did not recognize any impairment losses on these low-income housing tax credit investments during the first nine months of 2017 or 2016.

Note 5:  Loans and Allowance for Loan Losses

Credit Quality of Loans

The following table shows outstanding loans by class and payment aging as of September 30, 2017 and December 31, 2016.

Loan Aging Analysis by Loan Class
(in thousands)	Commercial and industrial	Commercial real estate, owner-occupied	Commercial real estate, investor	Construction	Home equity	Other residential [1]	Installment and other consumer	Total
September 30, 2017
30-59 days past due	$—	$—	$—	$—	$100	$—	$5	$105
60-89 days past due	—	—	—	—	307	—	1	308
90 days or more past due	—	—	—	—	—	—	—	—
Total past due	—	—	—	—	407	—	6	413
Current	218,681	264,732	721,576	76,179	120,959	96,937	24,970	1,524,034
Total loans [3]	$218,681	$264,732	$721,576	$76,179	$121,366	$96,937	$24,976	$1,524,447
Non-accrual loans [2]	$—	$—	$1,024	$—	$292	$—	$—	$1,316
December 31, 2016
30-59 days past due	$283	$—	$—	$—	$77	$—	$2	$362
60-89 days past due	—	—	—	—	—	—	49	49
90 days or more past due	—	—	—	—	91	—	—	91
Total past due	283	—	—	—	168	—	51	502
Current	218,332	247,713	724,228	74,809	117,039	78,549	25,444	1,486,114
Total loans [3]	$218,615	$247,713	$724,228	$74,809	$117,207	$78,549	$25,495	$1,486,616
Non-accrual loans [2]	$—	$—	$—	$—	$91	$—	$54	$145
1 Our residential loan portfolio does not include sub-prime loans, nor is it our practice to underwrite loans commonly referred to as "Alt-A mortgages", the characteristics of which are loans lacking full documentation, borrowers having low FICO scores or higher loan-to-value ratios.
2 There were no purchased credit impaired ("PCI") loans that had stopped accreting interest at September 30, 2017 and December 31, 2016. Amounts exclude accreting PCI loans of $2.3 million and $2.9 million at September 30, 2017 and December 31, 2016, respectively, as we have a reasonable expectation about future cash flows to be collected and we continue to recognize accretable yield on these loans in interest income. There were no accruing loans past due more than ninety days at September 30, 2017 or December 31, 2016.
3 Amounts include net deferred loan origination costs of $798 thousand and $883 thousand at September 30, 2017 and December 31, 2016, respectively. Amounts are also net of unaccreted purchase discounts on non-PCI loans of $1.3 million and $1.8 million at September 30, 2017 and December 31, 2016, respectively.

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

Page-18

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

Page-19

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

The following table represents an analysis of the carrying amount in loans, net of deferred fees and costs and purchase premiums or discounts, by internally assigned risk grades, including PCI loans, at September 30, 2017 and December 31, 2016.

Credit Risk Profile by Internally Assigned Risk Grade
(in thousands)	Commercial and industrial	Commercial real estate, owner-occupied	Commercial real estate, investor	Construction	Home equity	Other residential	Installment and other consumer	Purchased credit-impaired	Total
September 30, 2017
Pass	$195,500	$244,100	$717,760	$73,210	$119,856	$96,937	$24,739	$2,272	$1,474,374
Special Mention	6,153	10,437	—	—	—	—	—	—	16,590
Substandard	16,991	9,055	2,818	2,969	1,413	—	237	—	33,483
Total loans	$218,644	$263,592	$720,578	$76,179	$121,269	$96,937	$24,976	$2,272	$1,524,447
December 31, 2016
Pass	$201,987	$234,849	$720,417	$71,564	$115,680	$78,549	$25,083	$2,920	$1,451,049
Special Mention	9,197	4,799	607	—	1,334	—	—	—	15,937
Substandard	7,391	6,993	1,498	3,245	91	—	412	—	19,630
Total loans	$218,575	$246,641	$722,522	$74,809	$117,105	$78,549	$25,495	$2,920	$1,486,616

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

The following table summarizes the carrying amount of TDR loans by loan class as of September 30, 2017 and December 31, 2016.

(in thousands)
Recorded investment in Troubled Debt Restructurings [1]	September 30, 2017	December 31, 2016
Commercial and industrial	$2,050	$2,207
Commercial real estate, owner-occupied	6,999	6,993
Commercial real estate, investor	2,193	2,256
Construction	2,969	3,245
Home equity	348	625
Other residential	1,159	1,965
Installment and other consumer	666	877
Total	$16,384	$18,168
1 There were no TDR loans on non-accrual status at September 30, 2017 and December 31, 2016.

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
Troubled Debt Restructurings during the three months ended September 30, 2017:
None	—	$—	$—	$—
Troubled Debt Restructurings during the three months ended September 30, 2016:
None	—	$—	$—	$—

Troubled Debt Restructurings during the nine months ended September 30, 2017:
Installment and consumer	1	$50	$50	$49
Troubled Debt Restructurings during the nine months ended September 30, 2016:
Commercial real estate, investor	2	$1,830	$1,826	$1,808
Home equity [1]	1	87	222	222
Total	3	$1,917	$2,048	$2,030
[1] The home equity TDR modification during the second quarter of 2016 included debt consolidation, which increased the post-modification balance.

The modifications during the nine months ended September 30, 2017 and 2016 primarily involved interest rate concessions, renewals, and other changes to loan terms. During the first nine months of 2017 and 2016, there were no defaults on loans that had been modified in a TDR within the prior twelve-month period. We report defaulted TDRs based on a payment default definition of more than ninety days past due.

Impaired Loans

The following tables summarize information by class on impaired loans and their related allowances. Total impaired loans include non-accrual loans, accruing TDR loans and accreting PCI loans that have experienced post-acquisition declines in cash flows expected to be collected.

Page-21

(in thousands)	Commercial and industrial	Commercial real estate, owner-occupied	Commercial real estate, investor	Construction	Home equity	Other residential	Installment and other consumer	Total
September 30, 2017
Recorded investment in impaired loans:
With no specific allowance recorded	$311	$—	$1,024	$2,691	$292	$998	$47	$5,363
With a specific allowance recorded	1,740	6,999	2,193	278	348	160	619	12,337
Total recorded investment in impaired loans	$2,051	$6,999	$3,217	$2,969	$640	$1,158	$666	$17,700
Unpaid principal balance of impaired loans	$2,030	$6,993	$3,230	$2,963	$637	$1,157	$665	$17,675
Specific allowance	35	84	369	5	6	2	85	586
Average recorded investment in impaired loans during the quarter ended September 30, 2017	2,063	7,000	3,236	3,104	607	1,164	802	17,976
Interest income recognized on impaired loans during the quarter ended September 30, 2017 [1]	27	67	22	39	5	14	9	183
Average recorded investment in impaired loans during the nine months ended September 30, 2017	2,100	6,998	3,010	3,174	660	1,367	871	18,180
Interest income recognized on impaired loans during the nine months ended September 30, 2017 [1]	74	199	65	110	19	48	29	544
Average recorded investment in impaired loans during the quarter ended September 30, 2016	3,352	7,169	3,146	3,238	1,140	1,981	1,113	21,139
Interest income recognized on impaired loans during the quarter ended September 30, 2016 [1]	44	67	1,385	32	38	22	12	1,600
Average recorded investment in impaired loans during the nine months ended September 30, 2016	3,802	7,081	3,397	3,238	1,098	1,993	1,179	21,788
Interest income recognized on impaired loans during the nine months ended September 30, 2016 [1]	142	133	1,489	105	48	67	37	2,021
1 No interest income on impaired loans was recognized on a cash basis during the three and nine months ended September 30, 2017. Interest income recognized on a cash basis totaled $1.4 million for the three and nine months ended September 30, 2016 and was primarily related to an interest recovery upon the pay-off of a partially charged-off non-accrual commercial real estate loan during the third quarter.

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

Management monitors delinquent loans continuously and identifies problem loans, generally loans graded substandard or worse, loans on non-accrual status and loans modified in a TDR, to be evaluated individually for impairment testing. Generally, the recorded investment in impaired loans is net of any charge-offs from estimated losses related to specifically-identified impaired loans when they are deemed uncollectible. There were no charged-off portions of impaired loans outstanding at September 30, 2017 and December 31, 2016. In addition, the recorded investment in impaired loans is net of purchase discounts or premiums on acquired loans and deferred fees and costs. At September 30, 2017 and December 31, 2016, respectively, unused commitments to extend credit on impaired loans, including performing loans to borrowers whose terms have been modified in TDRs, totaled $1.1 million and $1.6 million.

The following tables disclose activity in the allowance for loan losses ("ALLL") and the recorded investment in loans by class, as well as the related ALLL disaggregated by impairment evaluation method.

Page-22

Allowance for Loan Losses Rollforward for the Period
(in thousands)	Commercial and industrial	Commercial real estate, owner-occupied	Commercial real estate, investor	Construction	Home equity	Other residential	Installment and other consumer	Unallocated	Total
Three months ended September 30, 2017
Beginning balance	$3,932	$2,082	$6,065	$411	$981	$509	$340	$912	$15,232
Provision (reversal)	612	(56)	33	217	21	33	(5)	(855)	—
Charge-offs	(5)	—	—	—	—	—	(1)	—	(6)
Recoveries	21	—	—	—	—	—	1	—	22
Ending balance	$4,560	$2,026	$6,098	$628	$1,002	$542	$335	$57	$15,248
Three months ended September 30, 2016
Beginning balance	$2,637	$1,631	$6,595	$831	$1,076	$426	$437	$1,454	$15,087
Provision (reversal)	828	(10)	(2,416)	105	(125)	22	(73)	119	(1,550)
Charge-offs	—	—	—	—	—	—	—	—	—
Recoveries	29	—	2,146	—	1	—	—	—	2,176
Ending balance	$3,494	$1,621	$6,325	$936	$952	$448	$364	$1,573	$15,713

Allowance for Loan Losses Rollforward for the Period
(in thousands)	Commercial and industrial	Commercial real estate, owner-occupied	Commercial real estate, investor	Construction	Home equity	Other residential	Installment and other consumer	Unallocated	Total
Nine months ended September 30, 2017
Allowance for loan losses:
Beginning balance	$3,248	$1,753	$6,320	$781	$973	$454	$372	$1,541	$15,442
Provision (reversal)	1,509	273	(222)	(153)	29	88	(40)	(1,484)	—
Charge-offs	(289)	—	—	—	—	—	(3)	—	(292)
Recoveries	92	—	—	—	—	—	6	—	98
Ending balance	$4,560	$2,026	$6,098	$628	$1,002	$542	$335	$57	$15,248
Nine months ended September 30, 2016
Allowance for loan losses:
Beginning balance	$3,023	$2,249	$6,178	$724	$910	$394	$425	$1,096	$14,999
Provision (reversal)	388	(628)	(2,009)	212	40	54	(84)	477	(1,550)
Charge-offs	(9)	—	—	—	—	—	(4)	—	(13)
Recoveries	92	—	2,156	—	2	—	27	—	2,277
Ending balance	$3,494	$1,621	$6,325	$936	$952	$448	$364	$1,573	$15,713

Page-23

Allowance for Loan Losses and Recorded Investment in Loans
(dollars in thousands)	Commercial and industrial	Commercial real estate, owner-occupied	Commercial real estate, investor	Construction	Home equity	Other residential	Installment and other consumer	Unallocated	Total
September 30, 2017
Ending ALLL related to loans collectively evaluated for impairment	$4,525	$1,942	$5,729	$623	$996	$540	$250	$57	$14,662
Ending ALLL related to loans individually evaluated for impairment	35	84	369	5	6	2	85	—	586
Ending ALLL related to purchased credit-impaired loans	—	—	—	—	—	—	—	—	—
Ending balance	$4,560	$2,026	$6,098	$628	$1,002	$542	$335	$57	$15,248
Recorded Investment:
Collectively evaluated for impairment	$216,594	$256,593	$717,361	$73,210	$120,629	$95,778	$24,310	$—	$1,504,475
Individually evaluated for impairment	2,050	6,999	3,217	2,969	640	1,159	666	—	17,700
Purchased credit-impaired	37	1,140	998	—	97	—	—	—	2,272
Total	$218,681	$264,732	$721,576	$76,179	$121,366	$96,937	$24,976	$—	$1,524,447
Ratio of allowance for loan losses to total loans	2.09%	0.77%	0.85%	0.82%	0.83%	0.56%	1.34%	NM	1.00%
Allowance for loan losses to non-accrual loans	NM	NM	596%	NM	343%	NM	NM	NM	1,159%
NM - Not Meaningful

Allowance for Loan Losses and Recorded Investment in Loans
(dollars in thousands)	Commercial and industrial	Commercial real estate, owner-occupied	Commercial real estate, investor	Construction	Home equity	Other residential	Installment and other consumer	Unallocated	Total
December 31, 2016
Ending ALLL related to loans collectively evaluated for impairment	$2,963	$1,590	$5,945	$773	$966	$399	$274	$1,541	$14,451
Ending ALLL related to loans individually evaluated for impairment	285	163	375	8	7	55	98	—	991
Ending ALLL related to purchased credit-impaired loans	—	—	—	—	—	—	—	—	—
Ending balance	$3,248	$1,753	$6,320	$781	$973	$454	$372	$1,541	$15,442
Recorded Investment:
Collectively evaluated for impairment	$216,368	$239,648	$720,266	$71,564	$116,390	$76,584	$24,563	$—	$1,465,383
Individually evaluated for impairment	2,207	6,993	2,256	3,245	715	1,965	932	—	18,313
Purchased credit-impaired	40	1,072	1,706	—	102	—	—	—	2,920
Total	$218,615	$247,713	$724,228	$74,809	$117,207	$78,549	$25,495	$—	$1,486,616
Ratio of allowance for loan losses to total loans	1.49%	0.71%	0.87%	1.04%	0.83%	0.58%	1.46%	NM	1.04%
Allowance for loan losses to non-accrual loans	NM	NM	NM	NM	1,071%	NM	683%	NM	10,650%
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

Page-24

The following table reflects the unpaid principal balance and related carrying value of PCI loans.

PCI Loans	September 30, 2017		December 31, 2016
(in thousands)	Unpaid Principal Balance	Carrying Value	Unpaid Principal Balance	Carrying Value
Commercial and industrial	$37	$37	$45	$40
Commercial real estate, owner occupied	1,309	1,140	1,344	1,072
Commercial real estate, investor	998	998	1,713	1,706
Home equity	236	97	248	102
Total purchased credit-impaired loans	$2,580	$2,272	$3,350	$2,920

The activities in the accretable yield, or income expected to be earned over the remaining lives of the PCI loans were as follows:

Accretable Yield	Three months ended		Nine months ended
(in thousands)	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Balance at beginning of period	$1,306	$1,655	$1,476	$2,618
Removals [1]	—	—	—	(778)
Accretion	(76)	(89)	(246)	(274)
Reclassifications from nonaccretable difference [2]	—	—	—	—
Balance at end of period	$1,230	$1,566	$1,230	$1,566
1 Represents the accretable difference that is relieved when a loan exits the PCI population due to pay-off, full charge-off, or transfer to repossessed assets, etc.
2 Primarily relates to changes in expected credit performance and changes in expected timing of cash flows.

Pledged Loans

Our FHLB line of credit is secured under terms of a blanket collateral agreement by a pledge of certain qualifying loans with unpaid principal balances of $872.0 million and $869.2 million at September 30, 2017 and December 31, 2016, respectively. In addition, we pledge a certain residential loan portfolio, which totaled $67.5 million and $54.6 million at September 30, 2017 and December 31, 2016, respectively, to secure our borrowing capacity with the Federal Reserve Bank ("FRB"). Also see Note 6, Borrowings.

Related Party Loans

The Bank has, and expects to have in the future, banking transactions in the ordinary course of its business with directors, officers, principal shareholders and their businesses or associates. These transactions, including loans, are granted on substantially the same terms, including interest rates and collateral on loans, as those prevailing at the same time for comparable transactions with persons not related to us. Likewise, these transactions do not involve more than the normal risk of collectability or present other unfavorable features. During the first quarter of 2017, a new director joined our Board of Directors resulting in the reclassification of existing loans to the director's business to related party status. Related party loans totaled $8.7 million at September 30, 2017 compared to $2.0 million at December 31, 2016. In addition, undisbursed commitments to related parties totaled $9.2 million and $1.1 million at September 30, 2017 and December 31, 2016, respectively.

Note 6: Borrowings

Federal Funds Purchased – The Bank had unsecured lines of credit totaling $92.0 million with correspondent banks for overnight borrowings at both September 30, 2017 and December 31, 2016.  In general, interest rates on these lines approximate the federal funds target rate. We had no overnight borrowings under these credit facilities at September 30, 2017 or December 31, 2016.

Federal Home Loan Bank Borrowings – As of September 30, 2017 and December 31, 2016, the Bank had lines of credit with the FHLB totaling $525.1 million and $513.7 million, respectively, based on eligible collateral of certain loans. We had no FHLB overnight borrowings at September 30, 2017 or December 31, 2016.

Federal Reserve Line of Credit – The Bank has a line of credit with the Federal Reserve Bank of San Francisco ("FRBSF") secured by certain residential loans.  At September 30, 2017 and December 31, 2016, the Bank had

Page-25

borrowing capacity under this line totaling $52.1 million and $43.1 million, respectively, and had no outstanding borrowings with the FRBSF.

As part of an acquisition, Bancorp assumed two subordinated debentures due to NorCal Community Bancorp Trusts I and II (the "Trusts"), established for the sole purpose of issuing trust preferred securities on September 22, 2003 and December 29, 2005, respectively. The trust preferred securities were sold and issued in private transactions pursuant to an exemption from registration under the Securities Act of 1933, as amended. Bancorp has guaranteed, on a subordinated basis, distributions and other payments due on trust preferred securities totaling $8.0 million issued by the Trusts which have identical maturity, repricing and payment terms as the subordinated debentures. The subordinated debentures were recorded at fair values totaling $4.95 million at acquisition date with contractual values totaling $8.2 million. The difference between the contractual balance and the fair value at acquisition date is accreted into interest expense over the lives of the debentures. Accretion on the subordinated debentures totaled $117 thousand and $145 thousand in the first nine months of 2017 and 2016, respectively. Bancorp has the option to defer payment of the interest on the subordinated debentures for a period of up to five years, as long as there is no default on the subordinated debentures. In the event of interest deferral, dividends to Bancorp common stockholders are prohibited.

The following is a summary of the contractual terms of the subordinated debentures due to the Trusts as of September 30, 2017:

(in thousands)
Subordinated debentures due to NorCal Community Bancorp Trust I on October 7, 2033 with interest payable quarterly, based on 3-month LIBOR plus 3.05%, repricing quarterly (4.35% as of September 30, 2017), redeemable, in whole or in part, on any interest payment date	$4,124
Subordinated debentures due to NorCal Community Bancorp Trust II on March 15, 2036 with interest payable quarterly, based on 3-month LIBOR plus 1.40%, repricing quarterly (2.72% as of September 30, 2017), redeemable, in whole or in part, on any interest payment date	4,124
Total	$8,248

Note 7:  Stockholders' Equity

Dividends

Presented below is a summary of cash dividends paid to common shareholders, recorded as a reduction of retained earnings.

	Three months ended		Nine months ended
(in thousands, except per share data)	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Cash dividends to common stockholders	$1,788	$1,528	$5,103	$4,573
Cash dividends per common share	$0.29	$0.25	$0.83	$0.75

The Board of Directors declared a cash dividend of $0.29 per share on October 20, 2017 payable on November 10, 2017 to shareholders of record at the close of business on November 3, 2017.

A Rights Agreement filed with the SEC on July, 7, 2017, is designed to discourage takeovers that involve abusive tactics or do not provide fair value to shareholders. Each right entitles the registered holder to purchase from Bancorp one one-hundredth of a share of Series A Junior Participating Preferred Stock, no par value, of Bancorp at a price of $90 per one one-hundredth of a preferred share, subject to adjustment. The new Rights Agreement, which expires on July 23, 2022, replaces the previous Rights Agreement, which expired on July 23, 2017. The description and terms of the rights are set forth in the Rights Agreement.

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

Page-26

being recorded as compensation expense over the requisite service period with a corresponding increase in common stock as the shares vest.

Performance-based stock awards are issued to a selected group of employees. Stock award vesting is contingent upon the achievement of pre-established long-term performance goals set by the Compensation Committee of the Board of Directors. Performance is measured over a three-year period and the stock awards cliff vest. These performance-based stock awards were granted at a maximum opportunity level, and based on the achievement of the pre-established goals, the actual payouts can range from 0% to 200% of the target award. For performance-based stock awards, an estimate is made of the number of shares expected to vest based on the probability that the performance criteria will be achieved to determine the amount of compensation expense to be recognized. The estimate is re-evaluated quarterly and total compensation expense is adjusted for any change in the current period.

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

On March 17, 2017, the Board of Directors approved the 2017 Equity Plan, which was affirmed by Bancorp's shareholders on May 16, 2017 and replaced the 2007 Equity Plan. As of the 2017 Equity Plan's effective date, there were 118,668 shares available for future grants, which represented the remaining shares available under the 2007 Equity Plan. There were no material differences in the design, terms or conditions of the 2017 and 2007 Equity Plans. The available shares do not include shares to be issued upon the exercise of the substitution stock options by the Bank of Napa option holders, whose options will be converted into options to purchase our shares, pending the completion of the merger as discussed in Note 10 herein.

Under the 2017 Equity Plan, stock options may be net settled by a reduction in the number of shares otherwise deliverable upon exercise in satisfaction of the exercise payment and applicable tax withholding requirements. During the first nine months of 2017, we withheld 11,938 shares totaling $782 thousand at a weighted-average price of $65.50 for cashless stock option exercises. There were no stock options exercised under net settlement arrangements in 2016. Shares withheld under net settlement arrangements are available for future grants under the 2017 Equity Plan.

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

The contractual amount of undrawn loan commitments and standby letters of credit not reflected on the consolidated statements of condition are as follows:

Page-27

(in thousands)	September 30, 2017	December 31, 2016
Commercial lines of credit	$198,160	$216,774
Revolving home equity lines	160,935	148,143
Undisbursed construction loans	34,266	44,798
Personal and other lines of credit	11,735	10,635
Standby letters of credit	1,773	1,939
Total commitments and standby letters of credit	$406,869	$422,289

We record an allowance for losses on these off-balance sheet commitments based on an estimate of probabilities of these commitments being drawn upon according to our historical utilization experience on different types of commitments and expected loss. We set aside an allowance for losses on off-balance sheet commitments in the amount of $957 thousand and $899 thousand as of September 30, 2017 and December 31, 2016, respectively, which is recorded in interest payable and other liabilities on the consolidated statements of condition.

Operating Leases

We rent certain premises under long-term, non-cancelable operating leases expiring at various dates through the year 2032. Most of the leases contain certain renewal options and escalation clauses. At September 30, 2017, the approximate minimum future commitments payable under non-cancelable contracts for leased premises are as follows:

(in thousands)	2017	2018	2019	2020	2021	Thereafter	Total
Operating leases[1]	$984	$3,932	$3,739	$3,420	$2,138	$4,234	$18,447
 1 Minimum payments have not been reduced by minimum sublease rentals of $76 thousand due in the future under non-cancelable subleases.

Rent expense included in occupancy expense totaled $3.0 million and $2.8 million for the nine months ended September 30, 2017 and 2016, respectively.

Litigation Matters

General

We may be party to legal actions which arise from time to time during the normal course of business.  We believe, after consultation with legal counsel, that litigation contingent liability, if any, would not have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

Visa U.S.A. (Covered Litigation)

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

As of September 30, 2017, we had five interest rate swap agreements, which are scheduled to mature in June 2031, October 2031, July 2032, August 2037 and October 2037. All of our derivatives are accounted for as fair value hedges. The notional amounts of the interest rate contracts are equal to the notional amounts of the hedged loans. Our interest rate swap payments are settled monthly with counterparties. Accrued interest on the swaps totaled $9 thousand and $13 thousand as of September 30, 2017 and December 31, 2016, respectively.

Information on our derivatives follows:

	Asset derivatives		Liability derivatives
(in thousands)	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016
Fair value hedges:
Interest rate contracts notional amount	$4,070	$4,217	$14,984	$15,495
Interest rate contracts fair value[1]	$38	$55	$909	$933

			Three months ended
(in thousands)			September 30, 2017	September 30, 2016
Increase in value of designated interest rate swaps due to LIBOR interest rate movements recognized in interest income			$25	$241
Payment on interest rate swaps recorded in interest income			$(76)	$(132)
Decrease in value of hedged loans recognized in interest income			$(43)	$(268)
Decrease in value of yield maintenance agreement recognized against interest income			$(4)	$(67)
Net loss on derivatives recognized against interest income [2]			$(98)	$(226)

			Nine months ended
(in thousands)			September 30, 2017	September 30, 2016
Increase (decrease) in value of designated interest rate swaps due to LIBOR interest rate movements recognized in interest income			$7	$(825)
Payment on interest rate swaps recorded in interest income			$(261)	$(445)
Increase in value of hedged loans recognized in interest income			$35	$1,022
Decrease in value of yield maintenance agreement recognized against interest income			$(11)	$(90)
Net loss on derivatives recognized against interest income [2]			$(230)	$(338)

1 See Note 3, Fair Value of Assets and Liabilities, for valuation methodology.
2 Includes hedge ineffectiveness loss of $22 thousand and loss of $94 thousand for the quarters ended September 30, 2017 and September 30, 2016, respectively. Ineffectiveness gain of $31 thousand and gain of $107 thousand were recorded in interest income during the nine months ended September 30, 2017 and September 30, 2016, respectively. Changes in value of swaps were included in the assessment of hedge effectiveness. Hedge ineffectiveness is the measure of the extent to which the change in the fair value of the hedging instruments does not exactly offset the change in the fair value of the hedged items from period to period.

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

Page-29

Information on financial instruments that are eligible for offset in the consolidated statements of condition follows:

Offsetting of Financial Assets and Derivative Assets
		Gross Amounts	Net Amounts of	Gross Amounts Not Offset in
	Gross Amounts	Offset in the	Assets Presented	the Statements of Condition
	of Recognized	Statements of	in the Statements	Financial	Cash Collateral
(in thousands)	Assets[1]	Condition	of Condition[1]	Instruments	Received	Net Amount
September 30, 2017
Derivatives by Counterparty:
Counterparty A	$38	$—	$38	$(38)	$—	$—
December 31, 2016
Derivatives by Counterparty:
Counterparty A	$55	$—	$55	$(55)	$—	$—
1 Amounts exclude accrued interest totaling $1 thousand at both September 30, 2017 and December 31, 2016, respectively.

Offsetting of Financial Liabilities and Derivative Liabilities
		Gross Amounts	Net Amounts of	Gross Amounts Not Offset in
	Gross Amounts	Offset in the	Liabilities Presented	the Statements of Condition
	of Recognized	Statements of	in the Statements	Financial	Cash Collateral
(in thousands)	Liabilities[2]	Condition	of Condition[2]	Instruments	Pledged	Net Amount
September 30, 2017
Derivatives by Counterparty:
Counterparty A	$909	$—	$909	$(38)	$(871)	$—
December 31, 2016
Derivatives by Counterparty:
Counterparty A	$933	$—	$933	$(55)	$(878)	$—

2 Amounts exclude accrued interest totaling $8 thousand and $12 thousand at September 30, 2017 and December 31, 2016, respectively.

For more information on how we account for our interest rate swaps, refer to Note 1 to the Consolidated Financial Statements included in our 2016 Form 10-K filed with the SEC on March 14, 2017.

Note 10: Merger Agreement

On July 31, 2017, Bancorp entered into a definitive agreement to acquire Bank of Napa, N.A. ("Napa") whereby Napa will merge with and into Bank of Marin. The acquisition will enable Bank of Marin to expand its consumer and commercial business relationships, lending operations, and community presence in Napa County. Under the terms of the merger agreement, Napa shareholders will receive 0.307 of a share of Bancorp's common stock for each share of Napa's common stock upon consummation of the merger. Napa has two branch offices serving Napa County, and had assets of $255.3 million, total deposits of $226.1 million, and total loans of $140.5 million as of September 30, 2017. These amounts are subject to fair value adjustments upon the close of the merger. Subject to Napa shareholders' approval, the transaction is expected to close on November 20, 2017.

Page-30

ITEM 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management's discussion of the financial condition and results of operations, which is unaudited, should be read in conjunction with the related consolidated financial statements in this Form 10-Q, the audited consolidated financial statements and accompanying notes included in our 2016 Annual Report on Form 10-K and the Registration Statement on Form S-4 filed with the SEC on October 2, 2017 (as amended). Average balances, including balances used in calculating certain financial ratios, are generally comprised of average daily balances.

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

Forward-looking statements are based on Management's current expectations regarding economic, legislative, and regulatory issues that may affect our earnings in future periods. A number of factors, many of which are beyond Management’s control, could cause future results to vary materially from current Management expectations. Such factors include, but are not limited to, general economic conditions and the economic uncertainty in the United States and abroad, including changes in interest rates, deposit flows, real estate values, and expected future cash flows on loans and securities; integration of acquisitions; competition; changes in accounting principles, policies or guidelines; changes in legislation or regulation; natural disasters, such as the recent wildfires; adverse weather conditions; and other economic, competitive, governmental, regulatory and technological factors (including external fraud and cyber-security threats) affecting our operations, pricing, products and services.

The events or factors that could cause results or performance to materially differ from those expressed in the forward-looking statements concerning the Bank of Napa acquisition include, but are not limited to:

•	the businesses of Bancorp and Napa may not be integrated successfully or such integration may be more difficult, time-consuming or costly than expected;

•	expected cost savings from the acquisition may not be fully realized or realized within the expected time frame;

•	revenues following the merger may be lower than expected;

•	customer and employee relationships and business operations may be disrupted by the acquisition; and

•
the ability to obtain approval from the shareholders of Bank of Napa, and the ability to complete the acquisition on the expected timeframe may be more difficult, time-consuming or costly than expected;

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

Executive Summary

Earnings in the third quarter of 2017 totaled $5.1 million, compared to $7.0 million in the third quarter of 2016. Diluted earnings per share were $0.83 in the third quarter of 2017, compared to $1.14 in the same quarter a year ago. Earnings for the first nine months of 2017 totaled $14.9 million compared to $17.4 million in the same period last year. Diluted earnings per share were $2.41 and $2.86 in the first nine months of 2017 and 2016, respectively. Earnings in the third quarter and the first nine months of 2017 included $495 thousand in expenses related to the pending Bank of Napa acquisition, without which diluted earnings per share would have been $0.88 and $2.46, respectively. Additionally, earnings in the third quarter and first nine months of 2016 were $0.35 per share higher than the same periods of 2017 due to a large recovery of a problem credit and an early payoff of an acquired loan in 2016.

The following are highlights of our operating and financial performance for the periods presented:

•
On July 31, 2017, Bancorp entered into a definitive agreement to acquire Bank of Napa. The transaction is expected to close on November 20, 2017. Upon consummation of the transaction, the Bank will have approximately $2.4 billion in assets and operate twenty-three branches in San Francisco, Marin, Sonoma, Napa and Alameda counties.

•
On October 16, 2017, James S. Kimball, formerly of Wells Fargo Bank, joined the Bank as an executive vice president in the newly created position of Chief Operating Officer. Mr. Kimball is responsible for Commercial Banking, Retail Banking, Wealth Management & Trust, and Marketing. His addition strengthens the management team.

•
Deposits totaled $1,891.0 million at September 30, 2017, compared to $1,772.7 million at December 31, 2016, an $118.3 million increase. Non-interest bearing deposits represented 48.9% of total deposits at September 30, 2017, and the cost of total deposits dropped one basis point to 0.07%, from the first nine months of 2016.

•
Loans increased by $37.8 million and totaled $1,524.4 million at September 30, 2017, compared to $1,486.6 million at December 31, 2016. New loan originations in the first nine months of 2017 of $121.6 million were primarily in commercial real estate, including both owner-occupied and investor-owned, spread throughout our markets, and tenancy-in-common fractional interest loans. In addition to loan originations, we purchased $7.0 million in high quality tenancy-in-common loans. Loan originations combined with changes in the utilization of loan commitments, purchases, pay-offs of $106.1 million, and scheduled payments, produced the net increase from December 31, 2016. Our current pipeline is slightly larger than last year at this time, and is expected to translate into continued loan growth throughout the remainder of 2017 and into 2018.

•
Strong credit quality remains the hallmark of our culture. Non-accrual loans totaled $1.3 million, or 0.09% of loans at September 30, 2017, compared to $145.0 thousand, or 0.01% of loans at December 31, 2016. A well secured $1.0 million commercial real estate loan was placed on non-accrual status during the first quarter of 2017. Classified loans totaled $33.5 million at September 30, 2017, up from $19.6 million at December 31, 2016. One relationship with a balance of $12.3 million and the $1.0 million non-accrual loan previously mentioned were downgraded to substandard in the first quarter of 2017. Accruing loans past due 30 to 89 days totaled $205 thousand at September 30, 2017, compared to $410 thousand at December 31, 2016.

•
All capital ratios exceed regulatory requirements for a well-capitalized institution. The total risk-based capital ratio for Bancorp was 15.1% at September 30, 2017 compared to 14.3% at December 31, 2016.

•	Return on assets was 0.95% for the quarter and 0.96% for the nine months ended September 30, 2017, compared to 1.35% for the quarter and 1.17% for the nine months ended September 30, 2016. Return on

Page-32

equity was 8.37% for the quarter and 8.35% for the nine months ended September 30, 2017, compared to 12.08% for the quarter and 10.40% for the nine months ended September 30, 2016.

•
The efficiency ratio was 62.51% for the quarter and 63.42% for the nine months ended September 30, 2017, compared to 55.41% for the quarter and 58.07% for the nine months ended September 30, 2016. The increases in the efficiency ratios were primarily due to decreases in net interest income and non-interest income, and increases in non-interest expense, which are explained in the related sections that follow.

•	The Board of Directors declared a cash dividend of $0.29 per share on October 20, 2017. This represents the 50th consecutive quarterly dividend paid by Bank of Marin Bancorp.

Looking forward through the end of the year and into 2018, we believe we are well-positioned for future growth with strong capital and liquidity, potential net interest margin expansion resulting from market anticipated interest rate increases and a low cost deposit base. With a robust loan pipeline, and credit quality that remains at the top of our peer group, we are looking forward to continued success.

•
We have ample liquidity and capital to support both organic growth and potential acquisitions, such as the Bank of Napa transaction. Acquisitions will continue to remain a component of our strategic plan.

•
While we are investing in a number of strategic initiatives that aim at our long-term profitability, our non-interest expenses are likely to increase in the upcoming quarters, primarily due to Bank of Napa acquisition-related expenses including the costs of the planned Bank of Napa core processing system conversion in April 2018. In addition to the announced acquisition, we are expanding our geographic reach by adding a commercial banking office in the East Bay, which continues to be one of the strongest growth markets in the Bay Area region.

•	Our disciplined credit culture and relationship banking will continue to be keys to our success.

North Bay Wildfires

Beginning on October 8, 2017, much of the North Bay region of Northern California was struck by widespread and destructive wildfires. Fortunately, there was no damage to bank facilities and no significant impairment to services. Management has preliminarily assessed the impact of the fires on our loan and investment portfolios; including mapping client addresses and locations of municipal bond issuers to areas affected by the fires and evaluating any known damage to collateral and businesses. Based on our preliminary assessment, the loss to properties and businesses located in the affected areas that are pledged as collateral to our loans or bonds is minimal and we do not expect to increase our allowance for loan losses as a result of the fires. In addition, Bank of Napa’s management has completed a similar assessment and has not identified any known material losses at this time. We will continue to update and refine our estimates of the wildfires’ impact on our business and result of operations as they become known. However, the long-term impact to the Napa and Sonoma regional economies is uncertain. Management of Bank of Marin and Bank of Napa are closely monitoring the situation and will continue to respond to the immediate needs of customers and employees.

Page-33

RESULTS OF OPERATIONS

Highlights of the financial results are presented in the following tables:

(dollars in thousands)	September 30, 2017	December 31, 2016
Selected financial condition data:
Total assets	$2,155,901	$2,023,493
Loans, net	1,509,199	1,471,174
Deposits	1,890,970	1,772,700
Borrowings	5,703	5,586
Stockholders' equity	245,049	230,563
Asset quality ratios:
Allowance for loan losses to total loans	1.00%	1.04%
Allowance for loan losses to non-accrual loans	11.58	x	106.50	x
Non-accrual loans to total loans	0.09%	0.01%
Capital ratios:
Equity to total assets ratio	11.37%	11.39%
Total capital (to risk-weighted assets)	15.05%	14.32%
Tier 1 capital (to risk-weighted assets)	14.11%	13.37%
Tier 1 capital (to average assets)	11.43%	11.39%
Common equity Tier 1 capital (to risk weighted assets)	13.79%	13.07%

	Three months ended		Nine months ended
(dollars in thousands, except per share data)	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Selected operating data:
Net interest income	$18,788	$19,381	$54,713	$55,185
Non-interest income	2,066	2,114	6,277	6,698
Non-interest expense	13,036	11,910	38,678	35,937
Net income	5,132	6,964	14,866	17,447
Net income per common share:
Basic	$0.84	$1.14	$2.43	$2.87
Diluted	$0.83	$1.14	$2.41	$2.86
Performance and other financial ratios:
Return on average assets	0.95%	1.35%	0.96%	1.17%
Return on average equity	8.37%	12.08%	8.35%	10.40%
Tax-equivalent net interest margin	3.77%	4.05%	3.80%	3.95%
Efficiency ratio	62.51%	55.41%	63.42%	58.07%
Dividend payout ratio on common stock	34.52%	21.93%	34.16%	26.13%

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

	Three months ended			Three months ended
	September 30, 2017			September 30, 2016
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Interest-bearing due from banks [1]	$125,846	$406	1.26%	$79,672	$104	0.51%
Investment securities [2,3]	400,659	2,294	2.29%	394,980	2,120	2.15%
Loans [1,3,4]	1,500,167	17,228	4.49%	1,454,617	18,182	4.89%
Total interest-earning assets [1]	2,026,672	19,928	3.85%	1,929,269	20,406	4.14%
Cash and non-interest-bearing due from banks	45,009			48,901
Bank premises and equipment, net	8,430			8,808
Interest receivable and other assets, net	60,622			61,649
Total assets	$2,140,733			$2,048,627
Liabilities and Stockholders' Equity
Interest-bearing transaction accounts	$96,504	$24	0.10%	$91,035	$27	0.12%
Savings accounts	171,187	17	0.04%	152,370	15	0.04%
Money market accounts	560,486	133	0.09%	531,130	112	0.08%
Time accounts including CDARS	140,736	138	0.39%	160,595	190	0.47%
Overnight borrowings [1]	—	—	—%	—	—	—%
FHLB fixed-rate advances [1]	—	—	—%	—	—	—%
Subordinated debentures [1]	5,682	111	7.63%	5,516	109	7.68%
Total interest-bearing liabilities	974,595	423	0.17%	940,646	453	0.19%
Demand accounts	909,900			864,460
Interest payable and other liabilities	13,055			14,124
Stockholders' equity	243,183			229,397
Total liabilities & stockholders' equity	$2,140,733			$2,048,627
Tax-equivalent net interest income/margin [1]		$19,505	3.77%		$19,953	4.05%
Reported net interest income/margin [1]		$18,788	3.63%		$19,381	3.93%
Tax-equivalent net interest rate spread			3.68%			3.95%

Page-35

	Nine months ended			Nine months ended
	September 30, 2017			September 30, 2016
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Interest-bearing due from banks [1]	$70,947	$623	1.16%	$39,293	$155	0.52%
Investment securities [2,3]	407,798	7,011	2.29%	403,986	6,458	2.13%
Loans [1,3,4]	1,488,771	50,317	4.46%	1,446,053	52,072	4.73%
Total interest-earning assets [1]	1,967,516	57,951	3.88%	1,889,332	58,685	4.08%
Cash and non-interest-bearing due from banks	43,140			39,788
Bank premises and equipment, net	8,420			8,926
Interest receivable and other assets, net	59,593			60,022
Total assets	$2,078,669			$1,998,068
Liabilities and Stockholders' Equity
Interest-bearing transaction accounts	$97,458	$74	0.10%	$95,112	$82	0.11%
Savings accounts	165,212	48	0.04%	148,050	43	0.04%
Money market accounts	539,560	360	0.09%	523,641	330	0.08%
Time accounts including CDARS	144,559	423	0.39%	160,523	579	0.48%
Overnight borrowings [1]	—	—	—%	7,190	22	0.42%
FHLB fixed-rate advances [1]	—	—	—%	9,087	456	6.59%
Subordinated debentures [1]	5,645	328	7.65%	5,469	325	7.80%
Total interest-bearing liabilities	952,434	1,233	0.17%	949,072	1,837	0.26%
Demand accounts	874,995			810,190
Interest payable and other liabilities	13,151			14,651
Stockholders' equity	238,089			224,155
Total liabilities & stockholders' equity	$2,078,669			$1,998,068
Tax-equivalent net interest income/margin [1]		$56,718	3.80%		$56,848	3.95%
Reported net interest income/margin [1]		$54,713	3.67%		$55,185	3.84%
Tax-equivalent net interest rate spread			3.71%			3.82%

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

	Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016				Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016
(in thousands)	Volume	Yield/Rate	Mix	Total	Volume	Yield/Rate	Mix	Total
Interest-bearing due from banks	$60	$153	$89	$302	$125	$190	$153	$468
Investment securities [1]	30	141	3	174	61	487	5	553
Loans [1]	569	(1,477)	(46)	(954)	1,538	(3,199)	(94)	(1,755)
Total interest-earning assets	659	(1,183)	46	(478)	1,724	(2,522)	64	(734)
Interest-bearing transaction accounts	2	(5)	—	(3)	2	(10)	—	(8)
Savings accounts	2	—	—	2	5	—	—	5
Money market accounts	6	14	1	21	10	19	1	30
Time accounts, including CDARS	(23)	(33)	4	(52)	(57)	(109)	10	(156)
FHLB borrowings and overnight borrowings	—	—	—	—	(478)	—	—	(478)
Subordinated debentures	3	(1)	—	2	10	(7)	—	3
Total interest-bearing liabilities	(10)	(25)	5	(30)	(508)	(107)	11	(604)
	$669	$(1,158)	$41	$(448)	$2,232	$(2,415)	$53	$(130)
[1] Yields and interest income on tax-exempt securities and loans are presented on a taxable-equivalent basis using the federal statutory rate of 35%.

Third Quarter of 2017 Compared to Third Quarter of 2016

Net interest income totaled $18.8 million in the third quarter of 2017, compared to $19.4 million in the same quarter a year ago. The $593 thousand decrease was primarily due to a $1.4 million interest recovery on a problem credit in the third quarter of 2016. Additionally, acquired loan income decreased by $486 thousand in the third quarter of 2017 compared to the same period last year. These declines were partially offset by a $97.4 million increase in average earning assets. Higher yields on investment securities and interest-bearing cash, and upward repricing of variable rate loans also positively impacted interest income for the current quarter. The tax-equivalent net interest margin was 3.77% in the third quarter of 2017, compared to 4.05% in the same quarter of the previous year.

First Nine Months of 2017 Compared to First Nine Months of 2016

Net interest income totaled $54.7 million in the first nine months of 2017, compared to $55.2 million in the same period of 2016. The $472 thousand decline was driven by the decrease in acquired loan income and the interest recovery mentioned above, partially offset by a $78.2 million increase in average earning assets compared to the same period in 2016. Additionally, higher yields on investment securities and interest-earning cash, a decline in the cost of funds and the upward repricing of variable rate loans positively impacted net interest income. The tax-equivalent net interest margin was 3.80% and 3.95% in the first nine months of 2017 and 2016, respectively.

Market Interest Rates

Market interest rates are, in part, based on the target federal funds interest rate (the interest rate banks charge each other for short-term borrowings) implemented by the Federal Reserve Open Market Committee ("FOMC"). Actions by the FOMC to increase the target federal funds rate by 25 basis points in December 2015, December 2016, March 2017 and June 2017, have positively impacted yields on our rate sensitive interest-earning assets. The increase in June 2017, to the current target range for the federal funds rate of 1.00% to 1.25%, was the fourth rate hike since 2008. If interest rates continue to rise, we anticipate that our net interest income will increase. While short-term interest rates have risen and improved the Bank’s yields on prime-rate adjustable assets, there has been little movement in longer-term rates that influence competitive pricing for fixed-rate lending activities.

Page-37

Impact of Acquired Loans on Net Interest Margin

As our acquired loans from prior acquisitions continue to pay off, we expect the accretion on these loans to continue to decline. Accretion and gains on payoffs of purchased loans recorded to interest income were as follows:

	Three months ended				Nine months ended
	September 30, 2017		September 30, 2016		September 30, 2017		September 30, 2016
(dollars in thousands)	Dollar Amount	Basis point impact to net interest margin	Dollar Amount	Basis point impact to net interest margin	Dollar Amount	Basis point impact to net interest margin	Dollar Amount	Basis point impact to net interest margin
Accretion on PCI loans	$76	2 bps	$89	2 bps	$246	2 bps	$274	2 bps
Accretion on non-PCI loans	$132	3 bps	$605	12 bps	$460	3 bps	$1,252	9 bps
Gains on pay-offs of PCI loans	$—	0 bps	$—	0 bps	$84	1 bps	$740	5 bps

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

There was no provision for loan losses recorded in the third quarter of 2017. In the third quarter of 2016, a $1.6 million reversal of the provision for loan losses resulted from a charged-off principal recovery of $2.2 million on a problem credit. Net recoveries in the third quarter of 2017 totaled $16 thousand compared to net recoveries of $2.2 million in the same quarter a year ago.

The ratio of loan loss reserves to total loans was 1.00% at September 30, 2017, compared to 1.04% at December 31, 2016. At September 30, 2017, total loan loss reserve to loans excluding acquired loans was 1.05%. Non-accrual loans totaled $1.3 million, or 0.09% of total loans, at September 30, 2017, compared to $145 thousand, or 0.01%, at December 31, 2016. A well secured $1.0 million commercial real estate loan was placed on non-accrual status during the first quarter of 2017.

No provision for loan losses was recorded in the first nine months of 2017. As described above, a $1.6 million reversal of the loan loss provision was recorded in the first nine months of 2016. Net charge-offs were $194 thousand in the first nine months of 2017, compared to net recoveries of $2.3 million in the first nine months of 2016.

Impaired loan balances totaled $17.7 million at September 30, 2017 and $18.3 million at December 31, 2016, with specific valuation allowances of $586 thousand and $991 thousand for the same respective dates. Classified assets (loans with substandard or doubtful risk grades) increased to $33.5 million at September 30, 2017, from $19.6 million at December 31, 2016. The increase was primarily related to one relationship of $12.3 million and the non-accrual loan of $1.0 million mentioned above that were downgraded to substandard in the first quarter of 2017. There were no loans with doubtful risk grades at September 30, 2017 or December 31, 2016.

For more information, refer to Note 5 to the Consolidated Financial Statements in this Form 10-Q.

Page-38

Non-interest Income

The tables below detail the components of non-interest income.

	Three months ended		Amount	Percent
(dollars in thousands)	September 30, 2017	September 30, 2016	Increase (Decrease)	Increase (Decrease)
Service charges on deposit accounts	$438	$447	$(9)	(2.0)%
Wealth Management and Trust Services	539	506	33	6.5%
Debit card interchange fees	390	393	(3)	(0.8)%
Merchant interchange fees	88	114	(26)	(22.8)%
Earnings on bank-owned life insurance	209	216	(7)	(3.2)%
Dividends on FHLB stock	177	223	(46)	(20.6)%
Other income	225	215	10	4.7%
Total non-interest income	$2,066	$2,114	$(48)	(2.3)%

	Nine months ended		Amount	Percent
(dollars in thousands)	September 30, 2017	September 30, 2016	Increase (Decrease)	Increase (Decrease)
Service charges on deposit accounts	$1,337	$1,344	$(7)	(0.5)%
Wealth Management and Trust Services	1,546	1,599	(53)	(3.3)%
Debit card interchange fees	1,146	1,112	34	3.1%
Merchant interchange fees	296	355	(59)	(16.6)%
Earnings on bank-owned life insurance	628	626	2	0.3%
Dividends on FHLB stock	585	577	8	1.4%
Gains on investment securities, net	10	394	(384)	(97.5)%
Other income	729	691	38	5.5%
Total non-interest income	$6,277	$6,698	$(421)	(6.3)%

Third Quarter of 2017 Compared to Third Quarter of 2016

Non-interest income decreased by $48 thousand in the third quarter of 2017 to $2.07 million, compared to $2.11 million in the same quarter a year ago. The decrease was primarily due to a lower dividend yield on FHLB stock.

First Nine Months of 2017 Compared to First Nine Months of 2016

Non-interest income decreased by $421 thousand to $6.3 million in the first nine months of 2017, compared to $6.7 million for the first nine months of 2016. The decrease was primarily due to a $384 thousand decrease in gains from the sale of investment securities.

Page-39

Non-interest Expense

The tables below detail the components of non-interest expense.

	Three months ended		Amount	Percent
(dollars in thousands)	September 30, 2017	September 30, 2016	Increase (Decrease)	Increase (Decrease)
Salaries and related benefits	$7,344	$6,683	$661	9.9%
Occupancy and equipment	1,364	1,275	89	7.0%
Depreciation and amortization	489	449	40	8.9%
Federal Deposit Insurance Corporation insurance	167	253	(86)	(34.0)%
Data processing	946	894	52	5.8%
Professional services	801	476	325	68.3%
Directors' expense	175	143	32	22.4%
Information technology	179	307	(128)	(41.7)%
Provision for losses on off-balance sheet commitments	100	—	100	NM
Other non-interest expense
Advertising	155	177	(22)	(12.4)%
Other expense	1,316	1,253	63	5.0%
Total other non-interest expense	1,471	1,430	41	2.9%
Total non-interest expense	$13,036	$11,910	$1,126	9.5%

	Nine months ended		Amount	Percent
(dollars in thousands)	September 30, 2017	September 30, 2016	Increase (Decrease)	Increase (Decrease)
Salaries and related benefits	$22,106	$20,155	$1,951	9.7%
Occupancy and equipment	4,063	3,731	332	8.9%
Depreciation and amortization	1,433	1,343	90	6.7%
Federal Deposit Insurance Corporation insurance	490	760	(270)	(35.5)%
Data processing	2,848	2,666	182	6.8%
Professional services	1,845	1,528	317	20.7%
Directors' expense	557	448	109	24.3%
Information technology	563	665	(102)	(15.3)%
Provision for losses on off-balance sheet commitments	57	150	(93)	(62.0)%
Other non-interest expense
Advertising	359	378	(19)	(5.0)%
Other expense	4,357	4,113	244	5.9%
Total other non-interest expense	4,716	4,491	225	5.0%
Total non-interest expense	$38,678	$35,937	$2,741	7.6%

NM - Not Meaningful

Third Quarter of 2017 Compared to Third Quarter of 2016

Non-interest expense increased by $1.1 million to $13.0 million in the third quarter of 2017, compared to $11.9 million in the same quarter a year ago. The increase was primarily due to higher salaries and benefits related to growth strategies and filling open positions, incentive bonuses, acquisition-related professional expenses, and a provision for losses on off-balance sheet commitments in the third quarter of 2017 primarily related to an increase in total commitments during the quarter. Information technology costs were lower in the third quarter of 2017, compared to the third quarter of 2016, which included expenses related to a loan imaging project and computer hardware upgrades. In addition, FDIC assessment expense was lower in in 2017 due to decreased assessment rates.

Page-40

First Nine Months of 2017 Compared to First Nine Months of 2016

Non-interest expense totaled $38.7 million in the first nine months of 2017, compared to $35.9 million in the same period of 2016. The increase was primarily due to higher salaries and benefits related to growth strategies and filling open positions, which resulted in additional incentive bonuses, stock-based compensation and 401(k) employer match. The search for qualified employees resulted in recruiting fees, which contributed to an increase in other expenses. Expenses associated with the pending Bank of Napa acquisition (primarily professional services) also contributed to the increase. Significant costs associated with integrating the two banks may continue into the first half of 2018. Occupancy and equipment expense also increased, primarily due to higher rent and maintenance costs associated with our new Healdsburg branch and a new lease on our San Francisco office. These increases are offset by lower FDIC assessment expense due to decreased assessment rates.

Provision for Income Taxes

The provision for income taxes for the third quarter of 2017 totaled $2.7 million at an effective tax rate of 34.4%, compared to $4.2 million at an effective tax rate of 37.5% in the same quarter last year. The provision for income taxes for the first nine months of 2017 totaled $7.4 million at an effective tax rate of 33.4%, compared to $10.0 million at an effective tax rate of 36.5% for the first nine months of 2016. The decrease in the year-to-date effective tax rate is primarily due to higher tax-exempt interest on municipal securities and loans and lower pre-tax income. Additionally, discrete tax benefits from the exercise of stock options and vesting of restricted stock increased in 2017 as a result of the adoption of ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, as discussed in Note 2 to the Consolidated Financial Statements in Item 1 of this report. Income tax provisions reflect accruals for taxes at the applicable rates for federal income tax and California franchise tax based upon reported pre-tax income, and adjusted for the effects of all permanent differences between income for tax and financial reporting purposes (such as earnings on tax exempt loans and municipal securities, BOLI, and low-income housing tax credits). There may be fluctuations in the effective rate from period to period based on the relationship of net permanent differences to income before tax.

We file a consolidated return in the U.S. Federal tax jurisdiction and a combined return in the State of California tax jurisdiction. There were no ongoing federal or state income tax examinations at the issuance of this report. At September 30, 2017, neither the Bank nor Bancorp had accruals for interest nor penalties related to unrecognized tax benefits.

FINANCIAL CONDITION SUMMARY

At September 30, 2017, assets totaled $2,155.9 million, an increase of $132.4 million when compared to $2,023.5 million at December 31, 2016, primarily due to an increase in cash of $100.3 million and loans of $37.8 million. We maintain liquidity to support our future loan growth by holding investment securities averaging less than 5 years duration and cash earning 1.25% at the Federal Reserve Bank.

Investment Securities

The investment securities portfolio totaled $413.2 million at September 30, 2017, a $3.8 million decrease from December 31, 2016. Year-to-date investment security purchases totaling $55.6 million partially offset the paydowns and maturities totaling $59.5 million. Effective February 24, 2017, $129 million in mortgage-backed securities were transferred from available-for-sale securities to held-to-maturity at fair value to reduce balance sheet volatility, which was made possible by our strong liquidity position.

Page-41

The table below summarizes our investment in obligations of state and political subdivisions at September 30, 2017 and December 31, 2016.

	September 30, 2017			December 31, 2016
(dollars in thousands)	Amortized Cost	Fair Value	% of Total State and Political Subdivisions	Amortized Cost	Fair Value	% of Total State and Political Subdivisions
Within California:
General obligation bonds	$14,332	$14,478	15.1%	$15,777	$15,660	14.3%
Revenue bonds	5,493	5,683	5.7	10,895	11,127	9.9
Tax allocation bonds	2,617	2,773	2.8	4,043	4,178	3.7
Total within California	22,442	22,934	23.6	30,715	30,965	27.9
Outside California:
General obligation bonds	64,928	65,232	68.3	71,534	70,376	64.9
Revenue bonds	7,746	7,805	8.1	7,913	7,904	7.2
Total outside California	72,674	73,037	76.4	79,447	78,280	72.1
Total obligations of state and political subdivisions	$95,116	$95,971	100.0%	$110,162	$109,245	100.0%

The portion of the portfolio outside the state of California is distributed among twenty states. The largest concentrations outside California are in Washington (13.6%), Minnesota (12.9%), and Texas (12.5%). Revenue bonds, both within and outside California, primarily consist of bonds relating to essential services (such as public improvements, transportation and utilities) and school district bonds.

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

•
For revenue bonds, the source and strength of revenue for municipal authorities including the obligor’s financial condition and reserve levels, annual debt service and debt coverage ratio, and credit enhancement (such as insurer’s strength and collateral in escrow accounts)

•	Credit ratings by major credit rating agencies

Loans

Loans increased by $37.8 million and totaled $1,524.4 million at September 30, 2017, compared to $1,486.6 million at December 31, 2016. New loan originations in the first nine months of 2017 of $121.6 million were primarily in commercial real estate, including both owner-occupied and investor-owned, spread throughout our markets, and tenancy-in-common fractional interest loans. Loan originations combined with changes in the utilization of loan commitments, the purchase of $7.0 million in high quality tenancy-in-common loans, pay-offs of $106.1 million, and scheduled payments, produced the net increase from December 31, 2016. Our current pipeline is slightly larger than last year at this time, and should translate into loan growth throughout the remainder of 2017 and into 2018.

Liabilities

During the first nine months of 2017, total liabilities increased by $117.9 million to $1,910.9 million. Deposits increased $118.3 million in the first nine months of 2017, primarily due to fluctuations from large commercial clients' operational cash flows. These increases include the placement by existing clients of funds from their asset sales that will be distributed to the beneficiaries of trusts or reinvested and large contractors performing municipal work where funds are deposited and then flow out over the life of the contract. Non-interest bearing deposits totaled $924.1 million, or 48.9% of total deposits at September 30, 2017, compared to 46.1% at December 31, 2016.

Page-42

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

Management reviews capital ratios on a regular basis to ensure that capital exceeds the prescribed regulatory minimums and is adequate to meet our anticipated future needs.  For all periods presented, the Bank’s ratios exceed the regulatory definition of “well capitalized” under the regulatory framework for prompt corrective action and Bancorp’s ratios exceed the required minimum ratios to be considered a well-capitalized bank holding company. The most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action as of June 30, 2017. There are no conditions or events since that notification that Management believes have changed the Bank’s categories and we expect the Bank to remain well capitalized for prompt corrective action purposes.

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

The Bancorp’s and Bank’s capital adequacy ratios as of September 30, 2017 and December 31, 2016 are presented in the following tables. Bancorp's Tier 1 capital includes the subordinated debentures, which are not included at the Bank level. We continued to build capital in 2017 through the accumulation of net income.

Capital Ratios for Bancorp (dollars in thousands)	Actual Ratio		Adequately Capitalized Threshold[1]			Ratio to be a Well Capitalized Bank Holding Company
September 30, 2017	Amount	Ratio	Amount		Ratio	Amount		Ratio
Total Capital (to risk-weighted assets)	$259,848	15.05%	≥ $	159,667	≥ 9.250%	≥ $	172,613	≥ 10.00%
Tier 1 Capital (to risk-weighted assets)	$243,644	14.11%	≥ $	125,145	≥ 7.250%	≥ $	138,091	≥ 8.00%
Tier 1 Capital (to average assets)	$243,644	11.43%	≥ $	85,256	≥ 4.000%	≥ $	106,570	≥ 5.00%
Common Equity Tier 1 (to risk-weighted assets)	$238,115	13.79%	≥ $	99,253	≥ 5.750%	≥ $	112,199	≥ 6.50%
December 31, 2016
Total Capital (to risk-weighted assets)	$247,453	14.32%	≥ $	149,039	≥ 8.625%	≥ $	172,799	≥ 10.00%
Tier 1 Capital (to risk-weighted assets)	$231,111	13.37%	≥ $	114,479	≥ 6.625%	≥ $	138,239	≥ 8.00%
Tier 1 Capital (to average assets)	$231,111	11.39%	≥ $	81,189	≥ 4.000%	≥ $	101,486	≥ 5.00%
Common Equity Tier 1 (to risk-weighted assets)	$225,925	13.07%	≥ $	88,559	≥ 5.125%	≥ $	112,319	≥ 6.50%

Page-43

1 The adequately capitalized threshold includes the capital conservation buffer that was effective January 1, 2016. These ratios are not reflected on a fully phased-in basis, which will occur in January 2019.

Capital Ratios for the Bank (dollars in thousands)	Actual Ratio		Adequately Capitalized Threshold[1]			Ratio to be Well Capitalized under Prompt Corrective Action Provisions
September 30, 2017	Amount	Ratio	Amount		Ratio	Amount		Ratio
Total Capital (to risk-weighted assets)	$253,803	14.71%	≥ $	159,619	≥ 9.250%	≥ $	172,561	≥ 10.00%
Tier 1 Capital (to risk-weighted assets)	$237,598	13.77%	≥ $	125,107	≥ 7.250%	≥ $	138,049	≥ 8.00%
Tier 1 Capital (to average assets)	$237,598	11.15%	≥ $	85,244	≥ 4.000%	≥ $	106,555	≥ 5.00%
Common Equity Tier 1 (to risk-weighted assets)	$237,598	13.77%	≥ $	99,223	≥ 5.750%	≥ $	112,165	≥ 6.50%
December 31, 2016
Total Capital (to risk-weighted assets)	$243,468	14.09%	≥ $	149,016	≥ 8.625%	≥ $	172,772	≥ 10.00%
Tier 1 Capital (to risk-weighted assets)	$227,127	13.15%	≥ $	114,462	≥ 6.625%	≥ $	138,218	≥ 8.00%
Tier 1 Capital (to average assets)	$227,127	11.19%	≥ $	81,176	≥ 4.000%	≥ $	101,469	≥ 5.00%
Common Equity Tier 1 (to risk-weighted assets)	$227,127	13.15%	≥ $	88,546	≥ 5.125%	≥ $	112,302	≥ 6.50%
1 The adequately capitalized threshold includes the capital conservation buffer that was effective January 1, 2016. These ratios are not reflected on a fully phased-in basis, which will occur in January 2019.

Liquidity

The goal of liquidity management is to provide adequate funds to meet loan demand and to fund operating activities and deposit withdrawals. We accomplish this goal by maintaining an appropriate level of liquid assets and formal lines of credit with the FHLB, FRBSF and correspondent banks that enable us to borrow funds as discussed in Note 6 to the Consolidated Financial Statements in this Form 10-Q. Our Asset Liability Management Committee ("ALCO"), which is comprised of certain Bank directors, is responsible for approving and monitoring our liquidity targets and strategies. ALCO has adopted a contingency funding plan that provides early detection of potential liquidity issues in the market or the Bank and institutes prompt responses that may prevent or alleviate a potential liquidity crisis. Management monitors liquidity daily and regularly adjusts our position based on current and future liquidity needs. We also have relationships with third party deposit networks and can adjust the placement of our deposits via reciprocal or one-way sales, as part of our cash management strategy.

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

At September 30, 2017 our liquid assets, which included unencumbered available-for-sale securities and cash, totaled $348.6 million, an increase of $33.7 million from December 31, 2016. Our cash and cash equivalents increased $100.3 million from December 31, 2016. The primary sources of funds during the first nine months of 2017 included an increase in net deposits of $118.3 million, $60.8 million in pay-downs and maturities of investment securities, and $20.4 million net cash provided by operating activities. The primary uses of liquidity during the first nine months of 2017 was $55.6 million in investment securities purchased, $37.4 million in loans originated (net of loan principal collected) and $5.1 million in cash dividends paid on common stock to our shareholders. Management anticipates that our current strong liquidity position and core deposit base will provide adequate liquidity to fund our operations.

Undrawn credit commitments, as discussed in Note 8 to the Consolidated Financial Statements in this Form 10-Q, totaled $406.9 million at September 30, 2017. These commitments, to the extent used, are expected to be funded primarily through the repayment of existing loans, deposit growth and liquid assets. Over the next twelve months, $91.5 million of time deposits will mature. We expect these funds to be replaced with new deposits. Our emphasis on local deposits combined with our well capitalized equity position, provides a very stable funding base.

Page-44

Since Bancorp is a holding company and does not conduct regular banking operations, its primary sources of liquidity are dividends from the Bank. Under the California Financial Code, payment of a dividend from the Bank to Bancorp without advance regulatory approval is restricted to the lesser of the Bank’s retained earnings or the amount of the Bank’s net profits from the previous three fiscal years less the amount of dividends paid during that period. The primary uses of funds for Bancorp are shareholder dividends and ordinary operating expenses.  Bancorp held $5.7 million of cash at September 30, 2017, which is deemed sufficient to cover Bancorp's operational needs and cash dividends to shareholders through early 2018. Management anticipates that there will be sufficient earnings at the Bank to provide dividends to Bancorp to meet its funding requirements for the foreseeable future.

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

The following table estimates the effect of interest rate changes in all points of the yield curve as measured against a flat rate scenario. The Bank currently has low interest rate risk and, in general, is slightly asset sensitive (net interest margin is expected to increase if rates go up due to our significant amount of cash, adjustable rate loans and our significant non-interest bearing deposit base). Our net interest income remains most vulnerable to a falling interest rate environment. Interest rate risk remains within policy guidelines established by ALCO and the Board of Directors.

Immediate Changes in Interest Rates (in basis points)	Estimated Change in NII in Year 1 (as percent of NII)	Estimated Change in NII in Year 2 (as percent of NII)
up 200	2.5%	8.5%
down 100	(8.0)%	(13.1)%

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

Page-45

ITEM 4.       Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Bank of Marin Bancorp and its subsidiary (the "Company") conducted an evaluation under the supervision and with the participation of our Management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act of 1934 (the “Act”)) as of the end of the period covered by this report. The term disclosure controls and procedures means controls and other procedures that are designed to ensure that information we are required to disclose in the reports that we file or submit under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports that we file or submit under the Act is accumulated and communicated to our Management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

PART II       OTHER INFORMATION

ITEM 1         Legal Proceedings

On October 6, 2017, a purported shareholder of Bank of Napa, N.A., filed a putative class action lawsuit in the United States District Court for the Northern District of California, entitled Parshall v. Bank of Napa, N.A., Case No. 3:17-cv-05773-RS (N.D. Cal. filed Oct. 6, 2017), naming the Bank of Napa, its directors, Bank of Marin Bancorp and Bank of Marin alleging violations of the federal securities laws in connection with registration statement filed by Bancorp with the SEC for the pending acquisition of Bank of Napa. On October 20, 2017, the plaintiff filed a voluntary dismissal of the case.

Refer to Note 12 to the Consolidated Financial Statements in Item 8 of our 2016 Form 10-K and Note 8 to the Consolidated Financial Statements in this Form 10-Q.

ITEM 1A      Risk Factors

In addition to other information contained in this report, including matters under the section “Forward-Looking Statements,” the risks previously disclosed in section Item 1A, “Risk Factors” of our 2016 Form 10-K, you should carefully consider the risk factors in connection with the proposed acquisition of the Bank of Napa, N.A. (“Napa”) as discussed in the Registration Statement on Form S-4 filed with the SEC on October 2, 2017 (as amended).

ITEM 2       Unregistered Sales of Equity Securities and Use of Proceeds

We did not have any unregistered sales or repurchases of our equity securities during the nine months ended September 30, 2017.

ITEM 3       Defaults upon Senior Securities

None.

Page-46

ITEM 4      Mine Safety Disclosures

Not applicable.

ITEM 5      Other Information

None.

Page-47

ITEM 6       Exhibits

The following exhibits are filed as part of this report or hereby incorporated by references to filings previously made with the SEC.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
2.01	Agreement to Merger and Plan of Reorganization with Bank of Napa, dated July 31, 2017	8-K	001-33572	2.1	August 2, 2017
3.01	Articles of Incorporation, as amended	10-Q	001-33572	3.01	November 7, 2007
3.02	Bylaws	10-Q	001-33572	3.02	May 9, 2011
3.02a	Bylaw Amendment	8-K	001-33572	3.03	July 6, 2015
4.01	Rights Agreement, dated July 6, 2017	8-A12B	001-33572	4.1	July 7, 2017
10.01	Employee Stock Ownership Plan	S-8	333-144810	4.1	May 26, 2017
10.02	2007 Employee Stock Purchase Plan	S-8	333-144810	4.1	July 24, 2007
10.03	2017 Equity Plan	S-8	333-144809	4.1	June 30, 2017
10.04	2010 Director Stock Plan	S-8	333-167639	4.1	June 21, 2010
10.05	Form of Indemnification Agreement for Directors and Executive Officers, dated August 9, 2007	10-Q	001-33572	10.06	November 7, 2007
10.06	Form of Employment Agreement, dated January 23, 2009	8-K	001-33572	10.1	January 26, 2009
10.07	2010 Annual Individual Incentive Compensation Plan	8-K	001-33572	99.1	October 21, 2010
10.08	Salary Continuation Agreement for executive officer Russell Colombo, Chief Executive Officer, dated January 1, 2011	8-K	001-33572	10.1	January 6, 2011
10.09	Salary Continuation Agreement for executive officer Peter Pelham, Director of Retail Banking, dated January 1, 2011	8-K	001-33572	10.4	January 6, 2011
10.10	Salary Continuation Agreement for executive officer Tani Girton, Chief Financial Officer, dated October 18, 2013	8-K	001-33572	10.2	November 4, 2014
10.11	Salary Continuation Agreement for executive officer Elizabeth Reizman, Chief Credit Officer, dated July 20, 2014	8-K	001-33572	10.3	November 4, 2014
10.12	Salary Continuation Agreement for executive officer Timothy Myers, Executive Vice President and Commercial Banking Manager, dated May 28, 2015	8-K	001-33572	10.4	June 2, 2015
10.13	2007 Form of Change in Control Agreement	8-K	001-33572	10.1	October 31, 2007
10.14	Information Technology Services Agreement with Fidelity Information Services, LLC, dated July 11, 2012	8-K	001-33572	10.1	July 17, 2012
11.01	Earnings Per Share Computation - included in Note 1 to the Consolidated Financial Statements					Filed
31.01	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					Filed
31.02	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					Filed
32.01	Certification pursuant to 18 U.S.C. §1350 as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002					Filed
101.01*	XBRL Interactive Data File					Furnished

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

Bank of Marin Bancorp
(registrant)

November 6, 2017	/s/ Russell A. Colombo
Date	Russell A. Colombo
President &
Chief Executive Officer
(Principal Executive Officer)

November 6, 2017	/s/ Tani Girton
Date	Tani Girton
Executive Vice President &
Chief Financial Officer
(Principal Financial Officer)

November 6, 2017	/s/ Cecilia Situ
Date	Cecilia Situ
First Vice President &
Manager of Finance & Treasury
(Principal Accounting Officer)

Page-49