Form 10-K
period 2017-12-31
Bank of Marin Bancorp
filed 2018-03-15
CIK 1403475

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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
☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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
Yes   ☐         No  ☒

As of June 30, 2017, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the voting common equity held by non-affiliates, based upon the closing price per share of the registrant's common stock as reported by the NASDAQ, was approximately $396 million. For the purpose of this response, directors and certain officers of the Registrant are considered the affiliates at that date.

As of February 28, 2018, there were 6,970,446 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on May 22, 2018 are incorporated by reference into Part III.

TABLE OF CONTENTS

PART I		Page-4

Forward-Looking Statements		Page-4

ITEM 1.	BUSINESS	Page-4
ITEM 1A.	RISK FACTORS	Page-10
ITEM 1B.	UNRESOLVED STAFF COMMENTS	Page-20
ITEM 2.	PROPERTIES	Page-20
ITEM 3.	LEGAL PROCEEDINGS	Page-20
ITEM 4.	MINE SAFETY DISCLOSURES	Page-20

PART II		Page-21

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	Page-21
ITEM 6.	SELECTED FINANCIAL DATA	Page-23
ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	Page-24
	Forward-Looking Statements	Page-24
	Executive Summary	Page-25
	Critical Accounting Policies	Page-24

	RESULTS OF OPERATIONS	Page-27
	Net Interest Income	Page-27
	Provision for Loan Losses	Page-29
	Non-Interest Income	Page-30
	Non-Interest Expense	Page-31
	Provision for Income Taxes	Page-32

	FINANCIAL CONDITION	Page-32
	Investment Securities	Page-32
	Loans	Page-35
	Allowance for Loan Losses	Page-37
	Other Assets	Page-40
	Deposits	Page-40
	Borrowings	Page-41
	Deferred Compensation Obligations	Page-41
	Off Balance Sheet Arrangements and Commitments	Page-41
	Capital Adequacy	Page-42
	Liquidity	Page-42
	Selected Quarterly Financial Data	Page-44

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	Page-44

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Page-46

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

Forward-looking statements are based on Management's current expectations regarding economic, legislative, and regulatory issues, and the successful integration of acquisitions that may affect our earnings in future periods. A number of factors, many of which are beyond Management’s control, could cause future results to vary materially from current Management expectations. Such factors include, but are not limited to, general economic conditions and the economic uncertainty in the United States and abroad, including changes in interest rates, deposit flows, real estate values, and expected future cash flows on loans and securities; costs or effects of acquisitions; competition; changes in accounting principles, policies or guidelines; changes in legislation or regulation (including the Tax Cuts and Jobs Act of 2017); natural disasters (such as the recent wildfires in our area); adverse weather conditions; and other economic, competitive, governmental, regulatory and technological factors (including external fraud and cyber-security threats) affecting our operations, pricing, products and services.

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

ITEM 1        BUSINESS

Bank of Marin (the “Bank”) was incorporated in August 1989, received its charter from the California Superintendent of Banks (now the California Department of Business Oversight or "DBO") and commenced operations in January 1990. The Bank is an insured bank by the Federal Deposit Insurance Corporation (“FDIC”). On July 1, 2007 (the “Effective Date”), a bank holding company reorganization was completed whereby Bank of Marin Bancorp (“Bancorp”) became the parent holding company for the Bank, the sole and wholly-owned subsidiary of Bancorp. On the Effective Date, each outstanding share of Bank of Marin common stock was converted into one share of Bank of Marin Bancorp common stock. Bancorp is listed at NASDAQ under the ticker symbol BMRC, which was formerly used by the Bank. Prior to the Effective Date, the Bank filed reports and proxy statements with the FDIC pursuant to Section 12 of the 1934 Act. Upon formation of the holding company, Bancorp became subject to regulation under the Bank Holding Company Act of 1956, as amended, and reporting and examination requirements by the Board of Governors of the Federal Reserve System ("Federal Reserve"). Bancorp files periodic reports and proxy statements with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended.

References in this report to “Bancorp” mean Bank of Marin Bancorp, parent holding company for the Bank. References to “we,” “our,” “us” mean the holding company and the Bank that are consolidated for financial reporting purposes.

Virtually all of our business is conducted through Bancorp's subsidiary, Bank of Marin, which is headquartered in Novato, California. In addition to our headquarters, we operate twenty-three offices in Marin, Sonoma, San Francisco, Napa and Alameda counties, with a strong emphasis on supporting the local communities. Our customer base is made up of business and personal banking relationships from the communities near the branch office locations. Our business banking focus is on small to medium-sized businesses, professionals and not-for-profit organizations.

Page-4

We offer a broad range of commercial and retail deposit and lending programs designed to meet the needs of our target markets. Our lending categories include commercial real estate loans, commercial and industrial loans, construction financing, consumer loans, and home equity lines of credit. Merchant card services are available for our business customers. Through third party vendors, we offer a consumer Visa® credit card product combined with a rewards program to our customers, a Business Visa® program, an American Express® credit card program, a leasing program for commercial equipment financing, and cash management sweep services.

We offer a variety of personal and business checking and savings accounts, and a number of time deposit alternatives, including time certificates of deposit, Individual Retirement Accounts (“IRAs”), Health Savings Accounts, Certificate of Deposit Account Registry Service® ("CDARS"), Insured Cash Sweep® ("ICS"), and Demand Deposit MarketplaceSM ("DDM Sweep") accounts. CDARS, ICS and DDM Sweep accounts are networks through which we offer full FDIC insurance coverage in excess of the regulatory maximum by placing deposits in multiple banks participating in the networks. We also offer deposit options including mobile deposit, remote deposit capture, Automated Clearing House services (“ACH”), wire transfers, and image lockbox services. A valet pick-up service is available for non-cash deposits to our professional and business clients.

Other products and services include Apple Pay®, Samsung Pay®, Android Pay®, SurePayroll®, Positive Pay fraud detection tool, and cash management solutions including Cash Vault and SafePoint.

Automated teller machines (“ATM's”) are available at most retail branch locations. Our ATM network is linked to the PLUS, CIRRUS and NYCE networks, as well as to a network of nation-wide surcharge-free ATM's called MoneyPass. We also offer our depositors 24-hour access to their accounts by telephone and through our internet and mobile banking services available to personal and business account holders.

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

As discussed in Note 18 to the Consolidated Financial Statements in ITEM 8 of this report, in November 2017, we expanded our presence in Napa County through the acquisition of Bank of Napa, N.A. This resulted in the addition of $302.1 million of assets and the assumption of $251.9 million of liabilities as well as the addition of two branch offices serving the city of Napa. As a result, Bank of Marin is the largest community bank in Napa County based on deposit share1.

We attract deposit relationships from small to medium-sized businesses, not-for-profit organizations and professionals, merchants and individuals who live and/or work in the communities comprising our market areas. As of December 31,

_________________________________________________________________________________________
1 We obtained the FDIC deposit market share data from S&P Global Market Intelligence of New York, New York.

Page-5

2017, approximately 67% of our deposits are in Marin County and southern Sonoma County, and approximately 55% of our deposits are from businesses and 45% from individuals.

Competition

The banking business in California generally, and in our market area specifically, is highly competitive with respect to attracting both loan and deposit relationships. The increasingly competitive environment is affected by changes in regulation, interest rates, technology and product delivery systems, and consolidation among financial service providers. The banking industry is seeing strong competition for quality loans, with larger banks expanding their activities to attract businesses that are traditionally community bank customers. In all of our five counties, we have significant competition from nationwide banks with much larger branch networks and greater financial resources, as well as credit unions and other local and regional banks. Nationwide banks have the competitive advantages of national advertising campaigns and technology infrastructure to achieve economies of scale. Large commercial banks also have substantially greater lending limits and the ability to offer certain services, which are not offered directly by us. Other competitors for depositors' funds are money market mutual funds and non-bank financial institutions such as brokerage firms and insurance companies.

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

In Marin County, we have the third largest market share of total deposits at 10.4%, based upon FDIC deposit market share data as of June 30, 20172. A significant driver of our franchise value is the growth and stability of our checking deposits, a low-cost funding source for our loan portfolio.

Employees

At December 31, 2017, we employed 291 full-time equivalent (“FTE”) staff. The actual number of employees, including part-time employees, at year-end 2017 included seven executive officers, 123 other corporate officers and 183 staff. None of our employees are presently represented by a union or covered by a collective bargaining agreement. We believe that our employee relations are good. We have consistently been recognized as one of the “Best Places to Work” by the North Bay Business Journal and as a "Top Corporate Philanthropist” by the San Francisco Business Times.

SUPERVISION AND REGULATION

Bank holding companies and banks are extensively regulated under both federal and state law. The following discussion summarizes certain significant laws, rules and regulations affecting Bancorp and the Bank.

Bank Holding Company Regulation

Upon formation of the bank holding company on July 1, 2007, we became subject to regulation under the Bank Holding Company Act of 1956, as amended (“BHCA”) which subjects Bancorp to Federal Reserve reporting and examination requirements. Under the Federal Reserve regulations, a bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks. Under this requirement, we are expected to commit resources to support the Bank, including at times when we may not be in a financial position to provide such resources, and it may not be in our, or our shareholders’ or creditors’, best interests to do so. In addition, any capital loans we make to the Bank are subordinate in right of payment to depositors and to certain other indebtedness of the Bank. The BHCA regulates the activities of holding companies including acquisitions, mergers and consolidations and, together with the Gramm-Leach Bliley Act of 1999, the scope of allowable banking activities. Bancorp is also a bank holding company within the meaning of the California Financial Code. As such, Bancorp and its subsidiaries are subject to examination by, and may be required to file reports with, the DBO.

_________________________________________________________________________________________
2 Source: S&P Global Market Intelligence of New York, New York

Page-6

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

Dividends

The payment of cash dividends by the Bank to Bancorp is subject to restrictions set forth in the California Financial Code (the “Code”) in addition to regulations and policy statements of the Federal Reserve. Prior to any distribution from the Bank to Bancorp, a calculation is made to ensure compliance with the provisions of the Code and to ensure that the Bank remains within capital guidelines set forth by the DBO and the FDIC. See also Note 8 to the Consolidated Financial Statements, under the heading “Dividends” in ITEM 8 of this report.

FDIC Insurance Assessments

The FDIC insures our customers' deposits to the maximum amount permitted by law, which is currently $250,000 per depositor, based on the 2010 Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”).

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

Community Reinvestment Act

Congress enacted the Community Reinvestment Act (“CRA”) in 1977 to encourage financial institutions to meet the credit needs of the communities in which they are located. All banks and thrifts have a continuing and affirmative obligation, consistent with safe and sound operations, to help meet the credit needs of their entire communities, including low and moderate income neighborhoods. Regulatory agencies rate each bank's performance in assessing and meeting these credit needs. The Bank is committed to serving the credit needs of the communities in which we do business, and it is our policy to respond to all creditworthy segments of our market. As part of its CRA commitment, the Bank maintains strong philanthropic ties to the community. We invest in affordable housing projects that help economically disadvantaged individuals and residents of low- and moderate-income census tracts, in each case consistent with our long-established prudent underwriting practices. We also donate to, invest in and volunteer with organizations that serve the communities in which we do business, especially low- and moderate-income individuals. These organizations offer educational and health programs to economically disadvantaged students and families, community development services and affordable housing programs. We offer CRA reportable small business, small farm and community development loans within our assessment areas. The CRA requires a depository institution's primary federal regulator, in connection with its examination of the institution, to assess the institution's record in meeting CRA requirements. The regulatory agency's assessment of the institution's record is made available to the public. This record is taken into consideration when the institution establishes a new branch that accepts deposits, relocates an office, applies to merge or consolidate, or expands into other activities. The FDIC assigned a “Satisfactory” rating to its CRA performance examination completed in May 2015, which was performed under the large bank requirements. The FDIC completed a performance examination in January 2018, the report of which is pending.

Page-7

Anti-Money-Laundering Regulations

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

Privacy and Data Security

The Gramm-Leach Bliley Act (“GLBA”) of 1999 imposes requirements on financial institutions with respect to consumer privacy. The GLBA generally prohibits disclosure of consumer information to non-affiliated third parties unless the consumer has been given the opportunity to object and has not objected to such disclosure. Financial institutions are further required to disclose their privacy policies to consumers annually. The GLBA also directs federal regulators, including the FDIC, to prescribe standards for the security of consumer information. We are subject to such standards, as well as standards for notifying consumers in the event of a security breach. We must disclose our privacy policy to consumers and permit consumers to “opt out” of having non-public customer information disclosed to third parties. We are required to have an information security program to safeguard the confidentiality and security of customer information and to ensure proper disposal of information that is no longer needed. We notify our customers when unauthorized disclosure involves sensitive customer information that may be misused.

Consumer Protection Regulations

Our lending activities are subject to a variety of statutes and regulations designed to protect consumers, including the CRA, Home Mortgage Disclosure Act, Fair Credit Reporting Act, Fair Lending, Fair Debt Collection Practices Act, Flood Disaster Protection Act, Equal Credit Opportunity Act, the Fair Housing Act, Truth-in-Lending Act ("TILA"), the Real Estate Settlement Procedures Act ("RESPA"), and the Secure and Fair Enforcement for Mortgage Licensing Act ("SAFE"). Our deposit operations are also subject to laws and regulations that protect consumer rights including Expedited Funds Availability, Truth in Savings, and Electronic Funds Transfers. Other regulatory requirements include: the Unfair, Deceptive or Abusive Acts and Practices ("UDAAP"), Dodd-Frank Act, Right to Financial Privacy and Privacy of Consumer Financial Information. Additional rules govern check writing ability on certain interest earning accounts and prescribe procedures for complying with administrative subpoenas of financial records.

Restriction on Transactions between Bank's Affiliates

Transactions between Bancorp and the Bank are quantitatively and qualitatively restricted under Sections 23A and 23B of the Federal Reserve Act and Federal Reserve Regulation W. Section 23A places restrictions on the Bank's “covered transactions” with Bancorp, including loans and other extensions of credit, investments in the securities of, and purchases of assets from Bancorp. Section 23B requires that certain transactions, including all covered transactions, be on market terms and conditions. Federal Reserve Regulation W combines statutory restrictions on transactions between the Bank and Bancorp with Federal Reserve interpretations in an effort to simplify compliance with Sections 23A and 23B.

Capital Requirements

The Federal Reserve and the FDIC have adopted risk-based capital guidelines for bank holding companies and banks. Bancorp's ratios exceed the required minimum ratios for capital adequacy purposes and the Bank meets the definition for "well capitalized." Undercapitalized depository institutions may be subject to significant restrictions. Banks that are categorized as "critically undercapitalized" under applicable FDIC regulations are subject to dividend restrictions.

In July 2013, the federal banking regulators approved a final rule to implement the revised capital adequacy standards of the Basel Committee on Banking Supervision, commonly called Basel III. The final rule strengthens the definition of regulatory capital, increases risk-based capital requirements, makes selected changes to the calculation of risk-weighted assets, and adjusts the prompt corrective action thresholds. We became subject to the new rule on January 1,

Page-8

2015 and certain provisions of the new rule will be phased in over the period of 2015 through 2019. In August 2017, the federal banking regulators published a final rule, halting the phase-in of certain Basel III capital rules. The rule extends the regulatory capital treatment applicable during 2017 under the regulatory capital rules for certain items. This effectively pauses the full transition to the Basel III treatment of certain assets until the federal banking regulators pursue more extensive rulemaking to simplify the treatment of those assets. We have modeled our ratios under the finalized Basel III rules and we do not expect that we will be required to raise additional capital when the new rules fully phase in. For further information on our risk-based capital positions and the effect of the new Basel III rules, see Note 15 to the Consolidated Financial Statements in ITEM 8 of this report.

The Dodd-Frank Wall Street Reform and Consumer Protection Act

The Dodd-Frank Act, a landmark financial reform bill comprised of voluminous new rules and restrictions on bank operations, included provisions aimed at preventing a repeat of the 2008 financial crisis and a new process for winding down failing, systemically important institutions in a manner as close to a controlled bankruptcy as possible. Among other things, the Dodd-Frank Act established new government oversight responsibilities, enhanced capital adequacy requirements for certain institutions, established consumer protection laws and regulations, and placed limitations on certain banking activities. The current Presidential Administration ("Administration") issued an executive order to consider reforming the Dodd-Frank Act in order to reduce the regulatory burden on U.S. companies, including financial institutions. At this time, no details on the proposed reforms have been published and we are uncertain whether the intended deregulation will have a significant impact on us.

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

In addition, except under limited circumstances, bank holding companies are prohibited from acquiring, without prior approval: 1) control of any other bank or bank holding company or all or substantially all the assets thereof; or 2) more than 5% of the voting shares of a bank or bank holding company that is not already a subsidiary.

Incentive Compensation

The Dodd-Frank Act required federal bank regulators and the Securities and Exchange Commission ("SEC") to establish joint regulations or guidelines prohibiting incentive-based payment arrangements that encourage inappropriate risks by providing an executive officer, employee, director or principal stockholder with excessive compensation, fees, or benefits or that could lead to material financial loss to the entity. These regulations apply to institutions having at least $1 billion in total assets. In addition, regulators must establish regulations or guidelines requiring enhanced disclosure to regulators of incentive-based compensation arrangements. The agencies have not finalized regulations proposed in April 2011. If the agencies adopt the regulations in the form initially proposed, they will impose limitations on the manner in which we may structure compensation for our executives.

The Federal Reserve will review, as part of the regular, risk-focused examination process, the incentive compensation arrangements of banking organizations, such as us, that are not “large, complex banking organizations.” The Federal Reserve will tailor their reviews for each organization based on the scope and complexity of the organization’s activities and the prevalence of incentive compensation arrangements. The findings of the supervisory initiatives will be included in reports of examination. Deficiencies will be incorporated into the organization’s supervisory ratings, which can affect the organization’s ability to make acquisitions and take other actions. Enforcement actions may be taken against a

Page-9

banking organization if its incentive compensation arrangements, or related risk management control or governance processes, pose a risk to the organization’s safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies.

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

Earnings are Significantly Influenced by General Business and Economic Conditions

Our success depends, to a certain extent, on local, national and global economic and political conditions. While labor market conditions continue to strengthen, real gross domestic product rose at a solid pace during the second half of 2017, and household spending had been expanding at a moderate pace, there is no assurance that these improvements are sustainable. Economic pressure on consumers and uncertainty regarding the sustainability of the economic improvements may result in changes in consumer and business spending, borrowing and savings habits, which may affect the demand for loans and other products and services we offer. Our success also depends on the general economic conditions of the State of California, particularly the local markets in which we operate within the San Francisco Bay Area. Unlike larger national or other regional banks that are more geographically diversified, we provide banking and financial services to customers in the greater Bay Area. The local economic conditions in these areas have a significant impact on the demand for our products and services as well as the ability of our customers to repay loans, the value of the collateral securing loans and the stability of our deposit funding sources. In addition, oil price volatility, the level of U.S. debt and global economic conditions could destabilize financial markets. Lastly, the pro-growth fiscal policy could cause the inflation rate to rise faster than expected, compelling the Federal Open Market Committee ("FOMC") of the Federal Reserve to raise interest rates rapidly to combat inflation and causing stock market volatility, which we observed in early 2018.

In general, weakness in commercial and residential real estate values and home sale volumes, financial stress on borrowers, increases in unemployment rates1, and customers' inability to pay debt could adversely affect our financial condition and results of operations in the following ways:
____________________________________________________________________________________________
1 According to the California Employment Development Department's December 2017 labor reports, the unemployment rates in Marin, San Francisco, Sonoma, Alameda and Napa counties were 2.3%, 2.4%, 2.8%, 3.0% and 3.6%, respectively, compared to the state of California record low of 4.3%, which was down from 5.2% at the end of 2016.

Page-10

•	Demand for our products and services may decline;

•	Low cost or non-interest bearing deposits may decrease;

•	Collateral for our loans, especially real estate, may decline in value;

•	Loan delinquencies, problem assets and foreclosures may increase as a result of a deterioration of our borrowers' creditworthiness; and

•	Investment securities may become impaired.

Interest Rate Risk is Inherent in Our Business

Our earnings are largely dependent upon our net interest income, which is the difference between interest income earned on interest-earning assets, such as loans and securities, and interest expense paid on interest-bearing liabilities, such as deposits and borrowed funds. Interest rates are sensitive to many factors outside of our control, including general economic conditions and the policies of various governmental and regulatory agencies and, in particular, the FOMC, which regulates the supply of money and credit in the United States. Changes in monetary policy, including changes in interest rates, can influence not only the interest we receive on loans and securities and interest we pay on deposits and borrowings, but can also affect (i) our ability to originate loans and obtain deposits, (ii) the fair value of our financial assets and liabilities, and (iii) the average duration of our securities and loan portfolios. Our portfolio of loans and securities will generally decline in value if market interest rates increase, and increase in value if market interest rates decline. In addition, our loans and callable mortgage-backed securities are also subject to prepayment risk when interest rates fall, and the borrowers' credit risk may increase in rising rate environments.

The FOMC increased the federal funds target rate by 25 basis points (basis points are equal to one hundredth of a percentage point) each in March, June and December 2017 to a current range of 1.25% to 1.50%. While there was no interest rate action in the first meeting of 2018, the FOMC indicated that it may consider further gradual adjustments in 2018 in light of strong labor markets and expectations that inflation will reach the targeted two percent inflation rate over the medium term. Additionally, other factors such as productivity, oil prices, the strength of the U.S. dollar, and global demand play a role in the FOMC's consideration of future rate hikes. Our net interest income is vulnerable to a falling or flat rate environment and will benefit if the prevailing market interest rates increase.

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

Disruptions in the financial marketplace have led to additional regulations in an attempt to reform financial markets. This reform included, among other things, regulations over consumer financial products, capital adequacy, and the creation of a regime for regulating systemic risk across all types of financial service firms. Further restrictions on financial service companies may adversely affect our results of operations and financial condition, as well as increase our compliance risk. While regulations for higher capital requirements have been postponed and there are discussions to deregulate further the financial industry under the current Administration, the nature and extent of future legislative and regulatory changes from both the federal and California legislatures affecting us are unpredictable at this time.

Compliance risk is the current and prospective risk to earnings or capital arising from violations of, or non-conformance with, laws, rules, regulations, prescribed practices, internal policies and procedures, or ethical standards set forth by regulators. Compliance risk also arises in situations where the laws or rules governing certain bank products or activities

Page-11

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

Intense Competition with Other Financial Institutions to Attract and Retain Banking Customers

We are facing significant competition for customers from other banks and financial institutions located in the markets that we serve. We compete with commercial banks, saving institutions, credit unions, non-bank financial services companies, including financial technology firms, and other financial institutions operating within or near our service areas. Some of our non-bank competitors and peer-to-peer lenders may not be subject to the same extensive regulations as we are, giving them greater flexibility in competing for business. We anticipate intense competition will continue for the coming year due to the consolidation of many financial institutions and more changes in legislature, regulation and technology. National and regional banks much larger than our size have entered our market through acquisitions and they may be able to benefit from economies of scale through their wider branch networks, more prominent national advertising campaigns, lower cost of borrowing, capital market access and sophisticated technology infrastructures. Further, intense competition for creditworthy borrowers could lead to pressure for loan rate concessions and affect our ability to generate profitable loans.

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

Activities of Our Large Borrowers and Depositors May Cause Unexpected Volatilities in Our Loan and Deposit Balances, as well as Net Interest Margin

Rising real estate values in the Bay Area market have motivated some of our borrowers to sell real estate that collateralized our loans, contributing to loan payoff activity. We experienced loan payoffs of $133 million and $158 million in 2017 and 2016, respectively. These payoffs approximated nine and eleven percent annual turnover of our loan portfolio in 2017 and 2016, respectively. Payoffs of loans originated during a higher interest rate environment may be replaced by new loans with lower interest rates, causing downward pressure on our net interest margin.

In addition, the top ten depositor relationships account for approximately nine percent of our total deposit balances. The business models and cash cycles of some of our large commercial depositors may also cause short-term volatility in their deposit balances held with us. As our customers' businesses grow, the dollar value of their daily activities may also grow leading to larger fluctuations in daily balances. Any long-term decline in deposit funding would adversely affect our liquidity. For additional information on our management of deposit volatility, refer to the Liquidity section of ITEM 7, Management's Discussion and Analysis, of this report.

Negative Conditions Affecting Real Estate May Harm Our Business and Our Commercial Real Estate ("CRE") Concentration May Heighten Such Risk

Concentration of our lending activities in the California real estate sector could negatively affect our results of operations if adverse changes in our lending area occur. Although we do not offer traditional first mortgages, nor have sub-prime or Alt-A residential loans or significant amounts of securities backed by such loans in the portfolio, we are not immune to volatility in those markets. Approximately 87% of our loans were secured by real estate at December 31, 2017, of which 70% were secured by CRE and the remaining 17% by residential real estate. Real estate valuations are influenced by demand, and demand is driven by economic factors such as employment rates and interest rates.

Page-12

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

Rising CRE lending concentrations may expose institutions to unanticipated earnings and capital volatility in the event of adverse changes in the CRE market. The FDIC applies two criteria for identifying institutions that are potentially exposed to significant CRE concentration risk. The first criterion looks at whether non-owner occupied commercial real estate loans, as defined by the guidelines, exceed 300% of the Bank's total capital. As of December 31, 2017, our non-owner occupied CRE loans represented 317% of the Bank's capital, which declined from 332% as of December 31, 2016. The second criterion measures whether the non-owner occupied CRE growth rate during the prior thirty six months exceeds 50%. Since December 31, 2014, our non-owner occupied CRE portfolio has grown by 22%, below the 50% growth rate per the regulatory guideline. We maintain heightened review and analyses of our concentrations and have regular conversations with regulators to avoid unexpected regulatory risk.

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

In October 2017, much of the North Bay region of Northern California was struck by widespread and destructive wildfires. Fortunately, there was no damage to bank facilities and no significant impairment to services. Management has assessed the impact of the fires on our loan and investment portfolios; including mapping client addresses and locations of municipal bond issuers to areas affected by the fires and evaluating any known damage to collateral and businesses. Based on our assessment, the loss to properties and businesses located in the affected areas that are pledged as collateral to our loans or bonds is minimal. However, the long-term impact to the Napa and Sonoma regional economies is uncertain. Management is monitoring the situation and will continue to respond to the needs of customers and employees during the rebuilding process.

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

Page-13

In addition, bank regulatory agencies periodically review our allowance for loan losses and may require an increase in the provision for loan losses or the recognition of further loan charge-offs. If charge-offs in future periods exceed the allowance for loan losses or cash flows from acquired loans do not perform as expected, we will need to record additional provision for loan losses.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. Under the new guidance, entities will be required to measure expected credit losses by utilizing forward-looking information to assess an entity's allowance for credit losses. The measurement of expected credit losses will be based on historical experience, current conditions and reasonable and supportable forecasts that affect the collectability of a credit over its remaining life. In addition, the ASU amends the accounting for potential credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We have formed an internal Current Expected Credit Loss ("CECL") committee and are working with our third party vendor to determine the appropriate methodologies and resources to utilize in preparation for transition to the new accounting standards. Refer to Note 1 to the Consolidated Financial Statements in ITEM 8 for further discussion.

Non-performing Assets Take Significant Time to Resolve and Adversely Affect Results of Operations and Financial Condition.

While our non-performing assets are currently at a low level, there can be no assurance that we will not experience increases in non-performing assets in the future. Generally, interest income is not recognized on non-performing loans and the administrative costs on these loans are higher than performing loans. We might incur losses if the creditworthiness of our borrowers deteriorates to a point when we need to take collateral in foreclosures and similar proceedings, resulting in possible mark down of the loans to the fair value of the collateral. While we have managed our problem assets through workouts, restructurings and other proactive credit management practices that mitigate credit losses, decreases in the value of the underlying collateral, or deterioration in borrowers' performance or financial conditions, whether or not due to economic and market conditions beyond our control, could adversely affect our business, results of operations and financial condition. In addition, the resolution of non-performing assets can distract Management from other responsibilities.

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

Since 2008, both FNMA and FHLMC have been under a U.S. Government conservatorship. As a result, securities issued by FNMA and FHLMC have benefited from this government support. However, housing finance reform may be introduced to end GSE status, place FNMA and FHLMC into receivership and replace them with multiple mortgage guarantors, which could impact the fair value of our securities issued or guaranteed by these entities. In October 2017, the FOMC initiated the balance sheet normalization program, in which it intends to reduce the Federal Reserve's holdings of Treasury and agency securities by gradually decreasing its reinvestment of the principal payments it receives from securities. If the U.S. Government stops reinvesting or starts selling their holdings in U.S. Treasury or MBS issued by the GSE; if the government support is phased-out or completely withdrawn; or if either FNMA or FHLMC comes under financial stress or suffers creditworthiness deterioration, the value of our investments may be significantly impacted.

We also invest in tax exempt obligations of state and political subdivisions whose value have been affected by tax rate reductions from the Tax Cuts and Jobs Act of 2017. Additionally, while we generally seek to minimize our exposure by diversifying the geographic location of our portfolio and investing in investment grade securities, there is no guarantee that the issuers will remain financially sound or continue their payments on these debentures.

Page-14

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

Our strategic plan also includes merger and acquisition possibilities that either enhance our market presence or have potential for improved profitability through financial management, economies of scale or expanded services, such as the Bank of Napa acquisition in 2017. We may incur significant acquisition related expenses either during the due diligence phase of acquisition targets or during integration of the acquirees. These expenses have and may continue to negatively impact our earnings prior to realizing the benefits of acquisitions. We may also be exposed to difficulties in combining the operations of acquired institutions into our own operations, which may prevent us from achieving the expected benefits from our acquisition activities. Our earnings, financial condition and prospects after the merger may affect our stock price and will depend in part on our ability to integrate the operations and management of the acquired institution while continuing to implement other aspects of our business plan. Inherent uncertainties exist in integrating the operations of an acquired institution and there is no assurance that we will be able to do so successfully. Among the issues that we could face are:

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

Undiscovered factors as a result of an acquisition could bring liabilities against us, our management and the management of the institutions we acquire. These factors could contribute to our not achieving the expected benefits from our acquisitions within desired time frames, if at all. Further, although we generally anticipate cost savings from acquisitions, we may not be able to fully realize those savings. Any cost savings may be offset by losses in revenues or other charges to earnings.

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

Page-15

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

The Value of Goodwill and Other Intangible Assets May Decline in the Future

As of December 31, 2017, we had goodwill totaling $30.1 million and a core deposit intangible asset totaling $6.5 million from business acquisitions. A significant decline in expected future cash flows, a significant adverse change in the business climate, slower growth rates or a significant and sustained decline in the price of our common stock could necessitate taking charges in the future related to the impairment of goodwill or other intangible assets. If we were to conclude that a future write-down of goodwill or other intangible assets is necessary, we would record the appropriate charge, which could have a material adverse effect on our business, financial condition and results of operations.

We May Take Filing Positions or Follow Tax Strategies That May Be Subject to Challenge

We provide for current and deferred tax provision in our consolidated financial statements based on our results of operations, business activities and business combinations, legal structure and federal and state legislation and regulations, which is still evolving from the December 2017 enactment of the Tax Cuts and Jobs Act of 2017. We may take filing positions or follow tax strategies that are subject to interpretation of tax statutes. Our net income may be reduced if a federal, state or local authority were to assess charges for taxes that have not been provided for in our consolidated financial statements. Taxing authorities could change applicable tax laws and interpretations, challenge filing positions or assess new taxes and interest charges. If taxing authorities take any of these actions, our business, results of operations or financial condition could be significantly affected.

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

Risks Associated with Cyber Security Could Negatively Affect Our Earnings and Reputation

Our business requires the secure management of sensitive client and bank information. We work diligently to implement security measures that intend to make our communications and information systems safe to conduct business. Cyber threats such as social engineering, ransomware, and phishing emails are more prevalent now than ever before. These incidents include intentional and unintentional events that may present threats designed to disrupt operations, corrupt data, release sensitive information or cause denial-of-service attacks. A cyber security breach of systems operated by the Bank, merchants, vendors, customers, or externally publicized breaches of other financial institutions may significantly harm our reputation, result in a loss of customer business, subject us to regulatory scrutiny, or expose us to civil litigation and financial liability. While we have systems and procedures designed to prevent security breaches, we cannot be certain that advances in criminal capabilities, physical system or network break-ins or inappropriate access will not compromise or breach the technology protecting our networks or proprietary client information.

Page-16

We Rely on Third-Party Vendors for Important Aspects of Our Operation

We depend on the accuracy and completeness of information and systems provided by certain key vendors, including but not limited to data processing, payroll processing, technology support, investment safekeeping and accounting. For example, we outsource core processing to Fidelity Information Services ("FIS") and wire processing to Finastra, which are leading financial services solution providers that allow us access to competitive technology offerings without having to invest in their development. Our ability to operate, as well as our financial condition and results of operations, could be negatively affected in the event of an interruption of an information system, an undetected error, a cyber-breach, or in the event of a natural disaster whereby certain vendors are unable to maintain business continuity.

Failure of Correspondent Banks May Affect Liquidity

Financial services institutions are highly interrelated because of clearing and exchange, counterparty, and other business relationships. In particular, the financial services industry in general was materially and adversely affected by the recent credit crisis, including the failure and consolidation of banks in the industry in recent years. While we regularly monitor the financial health of our correspondent banks and we have diverse sources of liquidity, should any one of our correspondent banks become financially impaired, our available credit may decline and/or they may be unable to honor their commitments.

Deterioration of Credit Quality or Insolvency of Insurance Companies May Impede Our Ability to Recover Losses

We have property, casualty and financial institution risk coverage underwritten by several insurance companies, who may not avoid insolvency risk inherent in the insurance industry. In addition, some of our investments in obligations of state and political subdivisions are insured by insurance companies. While we closely monitor the credit ratings of our insurers and the insurers of our municipal securities and we are poised to make quick changes if needed, we cannot predict an unexpected inability to honor commitments. We also invest in bank-owned life insurance policies on certain members of Management, which may lose value in the event of a carrier's insolvency. In the event that a bank-owned life insurance policy carrier's credit ratings fall below investment grade, we may exchange policies to other carriers at a cost charged by the original carrier, or we may terminate the policies, which may result in adverse tax consequences.

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

Federal law would prohibit capital distributions from the Bank, with limited exceptions, if the Bank were categorized as "undercapitalized" under applicable Federal Reserve or FDIC regulations. In addition, as a California bank, Bank of Marin is subject to state law restrictions on the payment of dividends. For further information on the distribution limit from the Bank to Bancorp, see the section captioned “Bank Regulation” in ITEM 1 above and “Dividends” in Note 8 to the Consolidated Financial Statements in ITEM 8 of this report.

The Trading Volume of Bancorp's Common Stock is Less than That of Other, Larger Financial Services Companies

Our common stock is listed on the NASDAQ Capital Market exchange. Our trading volume is less than that of nationwide or larger regional financial institutions. A public trading market having the desired characteristics of depth, liquidity

Page-17

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

We may be Subject to more Stringent Capital Requirements in the Future

We are subject to regulatory requirements specifying minimum amounts and types of capital that we must maintain. From time to time, the regulators change these regulatory capital adequacy guidelines. If we fail to meet these minimum capital guidelines and other regulatory requirements, Bancorp or the Bank may be restricted in the types of activities we may conduct and we may be prohibited from taking certain capital actions, such as paying dividends and repurchasing or redeeming capital securities. If we become subject to annual stress testing requirements, our stress test results may have the effect of requiring us to comply with even greater capital requirements. While we currently meet the requirements of the Basel III-based capital rules on a fully implemented basis, we may eventually fail to do so. In addition, these requirements could negatively affect our ability to lend, grow deposit balances, make acquisitions or make capital distributions in the form of dividends or share repurchases. Higher capital levels could also lower our return on equity.

We may be Subject to Environmental Liabilities in Connection with the Foreclosure on Real Estate Assets Securing our Loan Portfolio

Hazardous or toxic substances or other environmental hazards may be located on the properties that secure our loans. If we acquire such properties as a result of foreclosure or otherwise, we could become subject to various environmental liabilities. For example, we could be held liable for the cost of cleaning up or otherwise addressing contamination at or from these properties. We could also be held liable to a governmental entity or third party for property damage, personal injury or other claims relating to any environmental contamination at or from these properties. In addition, we own and operate certain properties that may be subject to similar environmental liability risks. Although we have policies and procedures that are designed to mitigate against certain environmental risks, we may not detect all environmental hazards associated with these properties. If we ever became subject to significant environmental liabilities, our business, financial condition and results of operations could be adversely affected.

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

Page-18

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

A Lack of Liquidity could Adversely Affect our Operations and Jeopardize our Business, Financial Condition and Results of Operations

Liquidity is essential to our business. We rely on our ability to generate deposits and effectively manage the repayment and maturity schedules of our loans and investment securities, respectively, to ensure that we have adequate liquidity to fund our operations. An inability to raise funds through deposits, borrowings, securities sales, Federal Home Loan Bank advances, the sale of loans and other sources could have a substantial negative effect on our liquidity. Our most important source of funds consists of deposits. Deposit balances can decrease when customers perceive alternative investments as providing a better risk/return tradeoff. If customers move money out of bank deposits and into other investments, then we would lose a relatively low-cost source of funds, increasing our funding costs and reducing our net interest income and net income.

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

Based on experience, we believe that our deposit accounts are relatively stable sources of funds. If we increase interest rates paid to retain deposits, our earnings may be adversely affected, which could have an adverse effect on our business, financial condition and results of operations.

Any decline in available funding could adversely affect our ability to originate loans, invest in securities, meet our expenses, and pay dividends to our shareholders or fulfill obligations such as repaying our borrowings or meeting deposit withdrawal demands, any of which could have a material adverse impact on our liquidity, business, financial condition and results of operations.

Changes to, or Elimination of, London Interbank Offered Rate (“LIBOR”) Could Adversely Affect our Financial Instruments with Interest Rates Currently Indexed to LIBOR

Regulators and law-enforcement agencies from a number of governments, including entities in the United States, Japan, Canada and the United Kingdom, have been conducting civil and criminal investigations into whether the banks that contributed to the British Bankers’ Association (the “BBA”) in connection with the calculation of daily LIBOR may have underreported or otherwise manipulated or attempted to manipulate LIBOR. Based on a review conducted by the Financial Conduct Authority of the United Kingdom (the “FCA”) and a consultation conducted by the European Commission, proposals have been made for governance and institutional reform, regulation, technical changes and contingency planning. In particular: (a) new legislation has been enacted in the United Kingdom pursuant to which LIBOR submissions and administration are now “regulated activities” and manipulation of LIBOR has been brought within the scope of the market abuse regime; (b) legislation has been proposed which if implemented would, among other things, alter the manner in which LIBOR is determined, compel more banks to provide LIBOR submissions, and require these submissions to be based on actual transaction data; and (c) LIBOR rates for certain currencies and maturities are no longer published daily. In addition, pursuant to authorization from the FCA, the ICE Benchmark Administration Limited (the “IBA”) took over the administration of LIBOR from the BBA on February 1, 2014.

In a speech on July 27, 2017, Andrew Bailey, the Chief Executive of the FCA, announced the FCA’s intention to cease sustaining LIBOR after 2021. The FCA has statutory powers to require panel banks to contribute to LIBOR where necessary. The FCA has decided not to ask, or to require, that panel banks continue to submit contributions to LIBOR beyond the end of 2021. The FCA has indicated that it expects that the current panel banks will voluntarily sustain LIBOR until the end of 2021. The FCA’s intention is that after 2021, it will no longer be necessary for the FCA to ask,

Page-19

or to require, banks to submit contributions to LIBOR. The FCA does not intend to sustain LIBOR through using its influence or legal powers beyond that date. While it is possible that the IBA and the panel banks could continue to produce LIBOR on the current basis after 2021, there is no assurance that LIBOR will survive in its current form, or at all.

We have floating rate loans and investment securities, interest rate swap agreements and subordinated debentures whose interest rates are indexed to LIBOR. We cannot predict the effect of the FCA’s decision not to sustain LIBOR or, if changes are ultimately made to LIBOR, the effect of those changes. In addition, we cannot predict what alternative index would be chosen, should this occur. If LIBOR in its current form does not survive or if an alternative index is chosen, the market value and/or liquidity of our financial instruments currently indexed to LIBOR could be adversely affected.

ITEM 1B      UNRESOLVED STAFF COMMENTS

None

ITEM 2     PROPERTIES

We lease our corporate headquarters building in Novato, California, which houses substantial loan production, operations and administration.  We also lease other branch or office facilities within our primary market areas in the cities of Corte Madera, San Rafael, Novato, Sausalito, Mill Valley, Tiburon, Greenbrae, Petaluma, Santa Rosa, Healdsburg, Sonoma, Napa, San Francisco, Alameda and Oakland.  We consider our properties to be suitable and adequate for our needs. For additional information on properties, see Notes 4 and 12 to the Consolidated Financial Statements included in ITEM 8 of this report.

ITEM 3         LEGAL PROCEEDINGS

We may be party to legal actions that arise from time to time as part of the normal course of our business.  We believe, after consultation with legal counsel, that we have meritorious defenses in these actions, and that litigation contingent liability, if any, will not have a material adverse effect on our financial position, results of operations, or cash flows.

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

Page-20

PART II

ITEM 5      MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Bancorp common stock trades on the NASDAQ Capital Market under the symbol BMRC. At February 28, 2018, 6,970,446 shares of Bancorp's common stock, no par value, were outstanding and held by approximately 2,900 holders of record and beneficial owners. The following table sets forth, for the periods indicated, the range of high and low intra-day sales prices of Bancorp's common stock.

Calendar	2017		2016
Quarter	High	Low	High	Low
1st Quarter	$72.50	$63.25	$54.50	$45.65
2nd Quarter	$69.95	$59.05	$51.61	$47.16
3rd Quarter	$70.75	$60.95	$52.47	$47.25
4th Quarter	$77.90	$63.90	$75.05	$49.25

The table below shows cash dividends paid to common shareholders on a quarterly basis in the last two fiscal years.

Calendar	2017		2016
Quarter	Per Share	Dollars	Per Share	Dollars
1st Quarter	$0.27	$1,655	$0.25	$1,518
2nd Quarter	$0.27	$1,661	$0.25	$1,526
3rd Quarter	$0.29	$1,788	$0.25	$1,528
4th Quarter	$0.29	$1,792	$0.27	$1,651
	$1.12	$6,896	$1.02	$6,223

On January 19, 2018, the Board of Directors declared a cash dividend of $0.29 per share, payable on February 9, 2018 to shareholders of record at the close of business on February 2, 2018. For additional information regarding our ability to pay dividends, see discussion in Note 8 to the Consolidated Financial Statements, under the heading “Dividends,” in ITEM 8 of this report.

There were no purchases made by or on behalf of Bancorp or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934) of the Bancorp's common stock during the fourth quarter of 2017.

On July 6, 2017, Bancorp executed a shareholder rights agreement (“Rights Agreement”), which expires July 23, 2022, designed to discourage takeovers that involve abusive tactics or do not provide fair value to shareholders. For further information, see Note 8 to the Consolidated Financial Statements, under the heading “Preferred Stock and Shareholder Rights Plan” in ITEM 8 of this report.

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes information as of December 31, 2017, with respect to equity compensation plans. All plans have been approved by the shareholders.

	Shares to be issued upon exercise of outstanding options[1]	Weighted average exercise price of outstanding options	Shares remaining available for future issuance [2]
Equity compensation plans approved by shareholders	258,968	$40.84	219,414
1 Represents shares of common stock issuable upon exercise of outstanding options under the Bank of Marin Bancorp 2017 Equity Plan and 2007 Equity Plan.
2 Represents remaining shares of common stock available for future grants under the 2017 Equity Plan and the 2010 Director Stock Plan, excluding 258,968 shares to be issued upon exercise of outstanding options and 192,453 shares available to be issued under the Employee Stock Purchase Plan.

Page-21

Five-Year Stock Price Performance Graph

The following graph, compiled by S&P Global Market Intelligence of New York, New York, shows a comparison of cumulative total shareholder return on our common stock during the five fiscal years ended December 31, 2017 compared to the Russell 2000 Stock index and the SNL Bank $1B - $5B Index. The comparison assumes the investment of $100 in our common stock on December 31, 2012 and the reinvestment of all dividends. The graph represents past performance and does not indicate future performance. In addition, total return performance results vary depending on the length of the performance period.

	2012	2013	2014	2015	2016	2017
Bank of Marin Bancorp (BMRC)	100.00	117.90	145.42	150.33	200.41	198.70
Russell 2000 Index	100.00	138.82	145.62	139.19	168.85	193.58
SNL Bank $1B - $5B Index [1]	100.00	145.41	152.04	170.20	244.85	261.04
Source: S&P Global Market Intelligence

1 Includes all Major Exchange (NYSE, NYSE MKT, and Nasdaq) banks in S&P Global's coverage universe with $1 billion to $5 billion in assets as of the most recent available financial data.

Page-22

ITEM 6        SELECTED FINANCIAL DATA

The following data has been derived from the audited consolidated financial statements of Bank of Marin Bancorp. For additional information, refer to ITEM 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and ITEM 8, Financial Statements and Supplementary Data.

	At December 31,
(in thousands)	2017	2016	2015	2014	2013
Selected financial condition data:
Total assets	$2,468,154	$2,023,493	$2,031,134	$1,787,130	$1,805,194
Loans, net	1,663,246	1,471,174	1,436,299	1,348,252	1,255,098
Deposits	2,148,670	1,772,700	1,728,226	1,551,619	1,587,102
Borrowings	5,739	5,586	72,395	20,185	19,969
Stockholders' equity	297,025	230,563	214,473	200,026	180,887
	For the Years Ended December 31,
(dollars in thousands, except per share data)	2017	2016	2015	2014	2013
Selected operating data:
Net interest income	$74,852	$73,161	$67,187	$70,441	$58,775
Provision for (reversal of) loan losses	500	(1,850)	500	750	540
Non-interest income	8,268	9,161	9,193	9,041	8,066
Non-interest expense [1]	53,782	47,692	46,949	47,263	44,092
Net income [1]	15,976	23,134	18,441	19,771	14,270
Net income per common share:
Basic	$2.58	$3.81	$3.09	$3.35	$2.62
Diluted	$2.55	$3.78	$3.04	$3.29	$2.57
	At or for the Years Ended December 31,
	2017	2016	2015	2014	2013
Performance and other financial ratios:
Return on average assets	0.75%	1.15%	0.98%	1.08%	0.96%
Return on average equity	6.49%	10.23%	8.84%	10.31%	8.86%
Tax-equivalent net interest margin	3.80%	3.91%	3.83%	4.13%	4.20%
Efficiency ratio	64.70%	57.93%	61.47%	59.46%	65.97%
Loan-to-deposit ratio	78.14%	83.86%	83.97%	87.87%	79.98%
Cash dividend payout ratio on common stock [2]	43.41%	26.77%	29.10%	23.90%	27.90%
Cash dividends per common share	$1.12	$1.02	$0.90	$0.80	$0.73
Asset quality ratios:
Allowance for loan losses to total loans	0.94%	1.04%	1.03%	1.11%	1.12%
Allowance for loan losses to non-performing loans [3]	38.88x	106.5x	6.88x	1.61x	1.22x
Non-performing loans to total loans [3]	0.02%	0.01%	0.15%	0.69%	0.92%
Capital ratios:
Equity to total assets ratio	12.03%	11.39%	10.60%	11.20%	10.00%
Total capital (to risk-weighted assets)	14.91%	14.32%	13.37%	13.94%	13.21%
Tier 1 capital (to risk-weighted assets)	14.04%	13.37%	12.44%	12.87%	12.18%
Tier 1 capital (to average assets)	12.13%	11.39%	10.67%	10.62%	10.78%
Common equity Tier 1 capital (to risk-weighted assets)	13.75%	13.07%	12.16%	N/A	N/A
Other data:
Number of full service offices	23	20	20	21	21
Full time equivalent employees	291	262	259	260	281
1 2017, 2014 and 2013 included $2.2 million, $746 thousand and $3.7 million, respectively, in merger-related expenses.
2 Calculated as dividends on common shares divided by basic net income per common share.
3 Non-performing loans include loans on non-accrual status and loans past due 90 days or more and still accruing interest.

Page-23

ITEM 7     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of financial condition as of December 31, 2017 and 2016 and results of operations for each of the years in the three-year period ended December 31, 2017 should be read in conjunction with our consolidated financial statements and related notes thereto, included in Part II ITEM 8 of this report. Average balances, including balances used in calculating certain financial ratios, are generally comprised of average daily balances.

Forward-Looking Statements

The disclosures set forth in this item are qualified by important factors detailed in Part I captioned Forward-Looking Statements and ITEM 1A captioned Risk Factors of this report and other cautionary statements set forth elsewhere in the report.

Critical Accounting Policies and Estimates

Critical accounting policies are those that are both very important to the portrayal of our financial condition and results of operations and require Management's most difficult, subjective, or complex judgments, often because of the need to make estimates about the effect of matters that are inherently uncertain and imprecise.

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

Page-24

Executive Summary

Annual earnings were $16.0 million in 2017 compared to $23.1 million in 2016. Diluted earnings were $2.55 per share for the year ended December 31, 2017, compared to $3.78 per share in the same period of 2016.

The following are highlights of operating and financial performance for the year ended December 31, 2017:

•
In 2017, Bank of Marin acquired Bank of Napa. As a result, Bank of Marin is the largest community bank in Napa County by deposit share. This is the third acquisition in the past six years that strengthens the Bank’s presence in the San Francisco Bay Area. Additionally, we expanded our presence in Sonoma County by opening our Healdsburg office.

•
Earnings in 2017 included a $3.0 million one-time deferred tax asset write-down due to the enactment of the new federal tax law on December 22, 2017, and expenses related to the acquisition of Bank of Napa. Without these expenses, diluted earnings per share ("EPS") would have been $3.28 for the full year, and net income would have been $20.5 million for the year ended December 31, 2017. Refer to table on the following page for a detailed reconciliation of these financial measures presented according to the Generally Accepted Accounting Principles (“GAAP”) vs. non-GAAP. Additionally, annual earnings in 2016 were higher than 2017 due to loan recoveries and early payoff of several acquired loans purchased at a discount, which positively impacted the 2016 EPS by $0.47.

•
The Bank achieved organic loan growth of $59.5 million, or 4.0% in 2017. Including loans acquired from Bank of Napa, the total loan portfolio grew 12.9% from $1,486.6 million at December 31, 2016 to $1,679.0 million at December 31, 2017. In early 2018, we are funding loans carried over from the prior year as we continue to rebuild our pipeline.

•
Organic deposit growth was $144.5 million, or 8.2% for the year. Combined organic growth and deposits acquired from Bank of Napa resulted in 21.2% total deposit growth to $2,148.7 million at December 31, 2017, compared to $1,772.7 million at December 31, 2016. Non-interest bearing deposits, including those acquired, grew by $197.1 million in 2017 and made up 47% of total deposits at year end. Cost of total deposits remained low at 0.07% despite three short-term interest rate increases by the Federal Reserve Open Market Committee in 2017.

•
Strong credit quality remains a cornerstone of the Bank’s consistent performance. Non-accrual loans represent 0.02% of the Bank's loan portfolio as of December 31, 2017. A $500 thousand provision for loan losses was recorded in the fourth quarter due to continuing loan growth and elevated risk factors associated with the unknown long-term impacts of the 2017 North Bay wildfires and effects of the Bank of Napa acquisition.

•
While the long-term impact of the October 2017 wildfires on the North Bay economy is still unknown, the immediate impact to our loan portfolio and to our customer base was minimal. Bank of Marin is committed to helping our customers and our communities recover and rebuild.

•
Net interest income totaled $74.9 million and $73.2 million in 2017 and 2016, respectively. The increase of $1.7 million in 2017 is primarily due to an increase in earning assets of $114.4 million, partially offset by a decrease in gains on payoffs and accretion on purchased loans, and a $1.4 million interest recovery in 2016. The tax equivalent net interest margin decreased to 3.80% in 2017 compared to 3.91% in 2016 for the same reasons. Refer to the Net Interest Income section below for information on the tax equivalent net interest margin and the reported net interest margin.

•
The effective tax rate of 44.6% for the year was elevated by 10.5 percentage points due to the deferred tax asset write-down. Without this charge, the effective tax rate would have been slightly lower than the previous years.

•
The efficiency ratio was 64.7% for the full year, up from 57.9% in 2016. Acquisition expenses increased the efficiency ratio by 2.7 percentage points for the year. We expect approximately $1.0 million in additional acquisition-related expenses in 2018.

Page-25

•
For the year ended December 31, 2017, return on assets ("ROA") was 0.75% and return on equity ("ROE") was 6.49%. Acquisition expenses and the deferred tax asset write-down reduced ROA by 0.22 percentage points and ROE by 1.86 percentage points.

•
All capital ratios are well above regulatory requirements for a well-capitalized institution. The total risk-based capital ratio for Bancorp was 14.9% at December 31, 2017, compared to 14.3% at December 31, 2016.

Looking forward into the new year, the investments we made in both organic growth and the Bank of Napa acquisition in 2017 should position us very well for 2018.

•
The reduced tax rate resulting from the Tax Cuts and Jobs Act of 2017 presents an opportunity for the Bank to consider or accelerate certain strategies, including potential value-added investments, changes to our dividend policy or other capital actions.   Additionally, in January 2018, the Bank awarded special bonuses to staff in recognition of their consistent contributions to the Bank's ongoing success.

•	We have ample liquidity and capital to support organic growth and acquisitions in coming years.

•
As part of its organic growth plan, the Bank expanded its executive and lending teams with several strategic hires in 2017, including a Chief Operating Officer and a Commercial Banking Regional Manager for the Bank’s Napa and Sonoma markets.

•	Acquisitions remain a component of our strategic plan and we will continue to evaluate merger and acquisition opportunities that fit with our culture and add value for our shareholders.

•	Our disciplined credit culture and relationship-focused banking continue to be critical components of our success.
Statement regarding use of non-GAAP financial measures

Management believes that presentation of operating results using non-GAAP financial measures provides useful supplemental information to investors and facilitates the analysis of Bancorp's core operating results and comparison of operating results across reporting periods. Management also uses non-GAAP financial measures to establish budgets and manage Bancorp's business. A reconciliation of the GAAP financial results to non-GAAP financial results is included in the following table.

Reconciliation of GAAP and Non-GAAP Financial Measures
	Years ended
(in thousands, unaudited)	December 31, 2017	December 31, 2016	December 31, 2015
Net income (GAAP)	$15,976	$23,134	$18,441
Acquisition-related expenses	2,209	—	—
Tax effect associated with acquisition-related expenses	(657)	—	—
Deferred tax asset write-down	3,017	—	—
Comparable net income (Non-GAAP)	$20,545	$23,134	$18,441
Diluted earnings per share (GAAP)	$2.55	$3.78	$3.04
Acquisition-related expenses	0.35	—	—
Tax effect associated with acquisition-related expenses	(0.10)	—	—
Deferred tax asset write-down	0.48	—	—
Comparable diluted earnings per share (Non-GAAP)	$3.28	$3.78	$3.04

Following is a description of the adjustments made to GAAP financial measures:

•	Acquisition-related costs: Costs related to closing and integration of the acquired bank.

•	Tax expense associated with write-down of the net deferred tax assets due to the Tax Cuts and Jobs Act of 2017 discussed earlier.

Page-26

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

Table 1 Average Statements of Condition and Analysis of Net Interest Income
	Year ended			Year ended			Year ended
	December 31, 2017			December 31, 2016			December 31, 2015
		Interest			Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in thousands; unaudited)	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Interest-bearing due from banks [1]	$80,351	$995	1.22%	$38,314	$209	0.54%	$52,004	$135	0.26%
Investment securities [2,3]	419,873	9,732	2.32%	406,640	8,671	2.13%	370,730	8,255	2.23%
Loans [1,3,4]	1,511,503	68,562	4.47%	1,452,357	68,794	4.66%	1,354,564	62,953	4.58%
Total interest-earning assets [1]	2,011,727	79,289	3.89%	1,897,311	77,674	4.03%	1,777,298	71,343	3.96%
Cash and non-interest-bearing due from banks	42,511			42,150			44,543
Bank premises and equipment, net	8,411			8,836			9,705
Interest receivable and other assets, net	63,301			59,989			58,201
Total assets	$2,125,950			$2,008,286			$1,889,747
Liabilities and Stockholders' Equity
Interest-bearing transaction accounts	$105,544	$108	0.10%	$94,252	$109	0.12%	$95,662	$115	0.12%
Savings accounts	167,190	66	0.04%	151,214	58	0.04%	134,997	50	0.04%
Money market accounts	542,592	555	0.10%	524,989	445	0.08%	505,280	495	0.10%
Time accounts, including CDARS	146,069	576	0.39%	158,878	742	0.47%	156,316	853	0.55%
Overnight borrowings [1]	1	—	1.75%	5,383	23	0.42%	784	3	0.38%
FHLB fixed-rate advances [1]	—	—	—%	6,803	456	6.59%	15,000	315	2.07%
Subordinated debentures [1]	5,664	439	7.65%	5,493	436	7.80%	5,288	420	7.94%
Total interest-bearing liabilities	967,060	1,744	0.18%	947,012	2,269	0.24%	913,327	2,251	0.25%
Demand accounts	899,289			819,916			753,038
Interest payable and other liabilities	13,506			15,142			14,856
Stockholders' equity	246,095			226,216			208,526
Total liabilities & stockholders' equity	$2,125,950			$2,008,286			$1,889,747
Tax-equivalent net interest income/margin [1]		$77,545	3.80%		$75,405	3.91%		$69,092	3.83%
Reported net interest income/margin [1]		$74,852	3.67%		$73,161	3.79%		$67,187	3.73%
Tax-equivalent net interest rate spread			3.71%			3.79%			3.71%

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

Page-27

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

	2017 compared to 2016				2016 compared to 2015
(in thousands, unaudited)	Volume	Yield/Rate	Mix	Total	Volume	Yield/Rate	Mix	Total
Interest-bearing due from banks	$229	$266	$291	$786	$(36)	$149	$(39)	$74
Investment securities [1]	282	754	25	1,061	800	(350)	(34)	416
Loans [1]	2,802	(2,915)	(119)	(232)	4,545	1,209	87	5,841
Total interest-earning assets	3,313	(1,895)	197	1,615	5,309	1,008	14	6,331
Interest-bearing transaction accounts	13	(13)	(1)	(1)	(2)	(4)	—	(6)
Savings accounts	6	2	—	8	6	2	—	8
Money market accounts	15	91	4	110	19	(67)	(3)	(51)
Time accounts, including CDARS	(60)	(115)	9	(166)	14	(123)	(2)	(111)
FHLB borrowings and overnight borrowings	(479)	—	—	(479)	(155)	690	(374)	161
Subordinated debentures	14	(10)	(1)	3	17	—	—	17
Total interest-bearing liabilities	(491)	(45)	11	(525)	(101)	498	(379)	18
	$3,804	$(1,850)	$186	$2,140	$5,410	$510	$393	$6,313
[1] Yields and interest income on tax-exempt securities and loans are presented on a taxable-equivalent basis using the federal statutory rate of 35%.

2017 Compared with 2016

Net interest income totaled $74.9 million and $73.2 million in 2017 and 2016, respectively. The increase of $1.7 million in 2017 is primarily due to an increase in earning assets of $114.4 million, partially offset by a decrease in gains on payoffs and accretion on purchased loans, and a $1.4 million interest recovery in 2016. The tax-equivalent net interest margin was 3.80% in 2017, compared to 3.91% in 2016.  The decrease of eleven basis points was primarily due to a $1.4 million interest recovery upon payoff of a problem credit in 2016. Other factors that affected the net interest margin during 2017 included a decline in gains on payoffs and accretion on purchased loans and a shift in the mix of earning assets. These factors were partially offset by higher average yields on investment securities and cash in 2017, and prepayment fees of $312 thousand on FHLB borrowings in 2016. The net interest spread decreased eight basis points over the same period for the same reasons.

The yield on average interest-earning assets decreased fourteen basis points in 2017 compared to 2016 for the reasons listed above. The loan portfolio as a percentage of average interest-earning assets, decreased to 75.1% in 2017, from 76.6% in 2016. Cash was 4.0% and 2.0% of average interest-earning assets in 2017 and 2016, respectively. Total average interest-earning assets increased $114.4 million, or 6.0%, in 2017 compared to 2016.

2016 Compared with 2015

The tax-equivalent net interest margin was 3.91% in 2016, compared to 3.83% in 2015.  The increase of eight basis points was primarily due to a $1.4 million interest recovery upon payoff of a problem credit in 2016. Other factors that affected the net interest margin during 2016 included greater gains on payoffs and accretion on purchased loans and a shift to higher yielding earning assets, partially offset by lower average rates on loans and investment securities and prepayment fees of $312 thousand on FHLB borrowings. The net interest spread increased eight basis points over the same period for the same reasons.

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

Page-28

Market Interest Rates

Market interest rates are, in part, based on the target federal funds interest rate (the interest rate banks charge each other for short-term borrowings) implemented by the Federal Reserve Open Market Committee ("FOMC"). Actions by the FOMC to increase the target federal funds rate by 25 basis points in December 2015, December 2016, March 2017, June 2017 and December 2017, have positively impacted yields on our rate sensitive interest-earning assets. The increase in June 2017, to the current target range for the federal funds rate of 1.25% to 1.50%, was the fifth rate hike since 2008. If interest rates continue to rise, we anticipate that our net interest income will increase. While short-term interest rates have risen and improved the Bank’s yields on prime-rate adjustable assets, there has been little movement in longer-term rates that influence competitive pricing for fixed-rate lending activities.

Impact of Acquired Loans on Net Interest Margin

Early payoffs or prepayments of our acquired loans with significant unamortized purchase discount/premium could result in volatility in our net interest margin. Accretions and gains on payoffs of purchased loans are recorded in interest income. The loans acquired from Bank of Napa are not expected to significantly increase the accretion of purchased loans. As our acquired loans from prior acquisitions continue to pay off, we expect accretion income from these loans to continue to decline. The positive affect on our net interest margin during the past three years was as follows:

	Years ended December 31,
	2017		2016		2015
(dollars in thousands; unaudited)	Dollar Amount	Basis point affect on net interest margin	Dollar Amount	Basis point affect on net interest margin	Dollar Amount	Basis point affect on net interest margin
Accretion on purchased credit impaired ("PCI") loans	$331	2 bps	$364	2 bps	$495	3 bps
Accretion on non-PCI loans	$571	3 bps	$1,411	7 bps	$1,389	8 bps
Gains on payoffs of PCI loans	$184	1 bps	$1,027	5 bps	$44	0 bps

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

We recorded a $500 thousand provision for loan losses in 2017, consistent with our organic loan growth and changing risk factors, compared to a reversal of loan losses of $1.9 million in 2016 due to the resolution and payoff of a problem commercial real estate credit. The provision for loan losses totaled $500 thousand in 2015. The allowance for loan losses was 0.94%, 1.04% and 1.03% of loans at December 31, 2017, 2016 and 2015, respectively. The decline in ratio compared to the prior year was primarily due to loans acquired from Bank of Napa in November 2017 that were recorded at fair value upon acquisition requiring no allowance as of December 31, 2017. The allowance for loan losses, excluding acquired loans, was 1.06%, 1.10% and 1.12% of loans at December 31, 2017, 2016 and 2015, respectively. Net charge-offs totaled $175 thousand in 2017, compared to net recoveries of $2.3 million in 2016, primarily related to the resolution of the problem commercial real estate credit. Net charge-offs totaled $600 thousand in 2015, primarily relating to a land development loan sold in 2015. See the section captioned “Allowance for Loan Losses” below for further analysis of the provision for loan losses.

Page-29

Non-interest Income

The table below details the components of non-interest income.

Table 3 Components of Non-Interest Income
	Years ended			2017 compared to 2016		2016 compared to 2015
	December 31,			Amount	Percent	Amount	Percent
(dollars in thousands; unaudited)	2017	2016	2015	Increase (Decrease)	Increase (Decrease)	Increase (Decrease)	Increase (Decrease)
Service charges on deposit accounts	$1,784	$1,789	$1,979	$(5)	(0.3)%	$(190)	(9.6)%
Wealth Management and Trust Services	2,090	2,090	2,391	—	—%	(301)	(12.6)%
Debit card interchange fees	1,531	1,503	1,445	28	1.9%	58	4.0%
Merchant interchange fees	398	449	545	(51)	(11.4)%	(96)	(17.6)%
Earnings on bank-owned life insurance	845	844	814	1	0.1%	30	3.7%
Dividends on FHLB stock	766	1,153	1,003	(387)	(33.6)%	150	15.0%
Gains on investment securities, net	(185)	425	79	(610)	(143.5)%	346	438.0%
Other income	1,039	908	937	131	14.4%	(29)	(3.1)%
Total non-interest income	$8,268	$9,161	$9,193	$(893)	(9.7)%	$(32)	(0.3)%

2017 Compared with 2016

Non-interest income totaled $8.3 million and $9.2 million in 2017 and 2016, respectively. The decrease compared to the prior year primarily relates to a special FHLB dividend of $347 thousand and $425 thousand net gains on the sale of investment securities recorded in 2016. Additionally, merchant interchange fees continue to trend down as we transitioned our merchant customers to a new service provider with different contract arrangements in 2016 and 2017.

2016 Compared with 2015

Non-interest income totaled $9.2 million in both 2016 and 2015, respectively. Non-interest income in 2016 included higher gains on the sale of investment securities, higher dividends on FHLB stock as we purchased $1.8 million in capital stock due to an increase in the total asset base used to calculate our membership stock requirement, and received a $347 thousand special dividend, compared to a $305 thousand special dividend in 2015. These increases were offset by lower service charges on business analysis accounts due to higher average deposit balances and lower wealth management and trust related fees due to the settlement of several large estates in 2015 and early 2016. Additionally, merchant interchange fees continue to trend down as we transition our merchant customers to a new service provider with different contract arrangements.

Page-30

Non-interest Expense

The table below details the components of non-interest expense.

Table 4 Components of Non-Interest Expense
	Years ended			2017 compared to 2016		2016 compared to 2015
	December 31,			Amount	Percent	Amount	Percent
(dollars in thousands; unaudited)	2017	2016	2015	Increase (Decrease)	Increase (Decrease)	Increase (Decrease)	Increase (Decrease)
Salaries and related benefits	$29,958	$26,663	$25,764	$3,295	12.4%	$899	3.5%
Occupancy and equipment	5,472	5,081	5,498	391	7.7%	(417)	(7.6)%
Depreciation and amortization	1,941	1,822	1,968	119	6.5%	(146)	(7.4)%
FDIC insurance	666	825	997	(159)	(19.3)%	(172)	(17.3)%
Data processing	4,906	3,625	3,318	1,281	35.3%	307	9.3%
Professional services	2,858	2,044	2,121	814	39.8%	(77)	(3.6)%
Directors' expense	720	553	826	167	30.2%	(273)	(33.1)%
Information technology	769	862	736	(93)	(10.8)%	126	17.1%
Provision for (reversal of) losses on off-balance sheet commitments	57	150	(263)	(93)	(62.0)%	413	(157.0)%
Other non-interest expense:
Advertising	567	565	334	2	0.4%	231	69.2%
Amortization of core deposit intangible	528	533	619	(5)	(0.9)%	(86)	(13.9)%
Other expense	5,340	4,969	5,031	371	7.5%	(62)	(1.2)%
Total other non-interest expense	6,435	6,067	5,984	368	6.1%	83	1.4%
Total non-interest expense	$53,782	$47,692	$46,949	$6,090	12.8%	$743	1.6%

2017 Compared with 2016

In 2017, non-interest expense increased by $6.1 million to $53.8 million. The increase primarily relates to higher salaries and benefits due to additional full-time equivalent personnel, annual merit increases, and higher employee insurance. The number of average FTE employees totaled 269 in 2017 and 258 in 2016. The increase also relates to $2.2 million in acquisition expenses ($1.1 million in data processing, $952 thousand in professional services, $35 thousand in personnel severance and $114 thousand in other expense), as well as higher occupancy and equipment expenses related to rent increases, new branches and higher maintenance costs.

These increases were partially offset by lower FDIC assessments due to lower assessment rates. For additional information on the acquisition related expenses, see Note 18 to the Consolidated Financial Statements in ITEM 8 of this report.

2016 Compared with 2015

In 2016, non-interest expense increased by $743 thousand to $47.7 million. The increase primarily relates to higher salaries and benefits due to annual merit increases, higher employee insurance and stock-based compensation expense, partially offset by the effect of job vacancies during the year. The number of average FTE employees totaled 258 in 2016 and 260 in 2015. The increase also relates to a higher reserve for losses on off-balance sheet commitments, as unused commitments increased in 2016, and 2015 included a one-time adjustment (reversal) related to a refinement in methodology (see discussion below). Data processing costs also increased due to higher transaction volume and the addition of new products and services.

These increases were partially offset by a decrease in occupancy and equipment expenses from cost savings related to the relocation of offices in 2016 and lease accounting adjustments recorded in 2015, lower director expense resulting from fewer board members, as well as lower FDIC assessment expense due to lower assessment rates.

Page-31

Provision for Income Taxes

The provision for income taxes totaled $12.9 million at an effective tax rate of 44.6% in 2017, compared to $13.3 million at an effective tax rate of 36.6% in 2016 and $10.5 million at an effective tax rate of 36.3% in 2015. The 2017 provision for income taxes included a $3.0 million write-down of net deferred tax assets related to the enactment of the Tax Cuts and Jobs Act of 2017 on December 22, 2017, which reduced the federal corporate income tax rate to 21% at which the temporary difference of tax items are expected to reverse in the future. The deferred tax write-down in 2017 raised the effective tax rate by 10.5%. We incurred non-deductible acquisition related expenses in 2017, which also increased our effective tax rate by 0.8% compared to the prior year. Additionally, discrete tax benefits from the exercise of stock options and vesting of restricted stock increased in 2017 as a result of the adoption of FASB Accounting Standards Codification ("ASU") No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"), as discussed in Note 1 to the Consolidated Financial Statements in ITEM 8 of this report. Income tax provisions reflect accruals for taxes at the applicable rates for federal income tax and California franchise tax based upon reported pre-tax income, and adjusted for the effects of all permanent differences between income for tax and financial reporting purposes (such as earnings on tax exempt loans and municipal securities, bank owned life insurance ("BOLI") and low income housing credits). Additional fluctuations in the effective rate from period to period are due to the relationship of net permanent differences to income before tax.

We file a consolidated return in the U.S. Federal tax jurisdiction and a combined return in the State of California tax jurisdiction. There were no ongoing federal or state income tax examinations at the issuance of this report. In June 2015, the State of California completed its examination of the 2011 and 2012 corporate income tax returns, resulting in a minor adjustment. At December 31, 2017 and 2016, neither the Bank nor Bancorp had accruals for interest or penalties related to unrecognized tax benefits.

The Tax Cuts and Jobs Act of 2017 includes numerous uncertainties, which will likely require the issuance of new regulations or other interpretive guidance for clarification. Although we believe our assumptions, judgments and estimates are reasonable, changes in tax laws and their interpretation could significantly affect the amounts provided for income taxes in our consolidated financial statements. We estimate that the reduction in the federal statutory tax rate for corporations like us effective January 1, 2018 from 35% to 21% will reduce our effective tax rate for 2018 to approximately 24%. However, there can be no assurance as to the actual amount because the provision for income taxes is dependent upon the nature and amount of future income and expenses as well as transactions with discrete tax effects such as the exercise of stock options. The Tax Cuts and Jobs Act of 2017 has provisions that will have an unfavorable impact to our tax expenses, including but not limited to 1) elimination or reductions to the deductibility of certain meals, entertainment, parking and transportation expenses, 2) elimination of the exception for performance-based executive compensation resulting in our inability to deduct executive compensation exceeding $1.0 million, and 3) clarification of the definition of a covered employee for excessive employee compensation purposes.

FINANCIAL CONDITION

Our assets increased $445 million from December 31, 2016 to December 31, 2017. Increases of $376 million in deposits and $192 million in loans reflected both organic growth and the acquisition of Bank of Napa. The influx of deposits also raised our cash level by $155 million.

Investment Securities

We maintain an investment securities portfolio to provide liquidity and to generate earnings on funds that have not been loaned to customers. Management determines the maturities and types of securities to be purchased based on liquidity, the interest rate risk position, and the desire to attain a reasonable investment yield balanced with risk exposure. Table 5 shows the composition of the debt securities portfolio by expected maturity at December 31, 2017 and 2016. Expected maturities differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties. We estimate and update expected maturity dates regularly based on current and historical prepayment speeds. The weighted average life of the investment portfolio at December 31, 2017 and 2016 was approximately five years and four years, respectively.

Page-32

Table 5 Investment Securities

December 31, 2017	Within 1 Year		1-5 Years		5-10 Years		After 10 Years		Total
(dollars in thousands; unaudited)	AmortizedCost[1]	Average Yield[2]	AmortizedCost[1]	Average Yield[2]	AmortizedCost[1]	Average Yield[2]	AmortizedCost[1]	Average Yield[2]	AmortizedCost[1]	Fair Value	Average Yield[2]
Held-to-maturity:
State and municipal[3]	$7,606	4.64%	$11,293	4.02%	$747	5.18%	$—	—%	$19,646	$19,998	4.31%
MBS/CMOs issued by U.S. government agencies	—	—	26,245	2.18	101,291	2.26	3,850	2.64	131,386	131,034	2.26
Total held-to-maturity	7,606	4.64	37,538	2.74	102,038	2.28	3,850	2.64	151,032	151,032	2.52

Available-for-sale:
MBS/CMOs issued by U.S. government agencies	800	1.81	118,125	2.19	45,739	2.54	24,702	2.75	189,366	188,061	2.34
SBA backed securities	167	5.23	1,759	2.12	22,554	2.57	1,499	3.09	25,979	25,982	2.59
State and municipal[3]	7,192	1.84	51,832	2.09	36,984	2.39	2,019	4.53	98,027	97,491	2.24
Debentures of government sponsored agencies	1,495	1.55	11,445	2.06	—	—	—	—	12,940	12,938	2.00
Privately issued CMOs	121	3.35	1,311	2.53	—	—	—	—	1,432	1,431	2.60
Corporate bonds	4,531	1.94	2,010	2.88	—	—	—	—	6,541	6,564	2.23
Total available-for-sale	14,306	1.89	186,482	2.16	105,277	2.50	28,220	2.90	334,285	332,467	2.32
Total	$21,912	2.84%	$224,020	2.26%	$207,315	2.39%	$32,070	2.87%	$485,317	$483,499	2.38%

December 31, 2016	Within 1 Year		1-5 Years		5-10 Years		After 10 Years		Total
(dollars in thousands; unaudited)	AmortizedCost[1]	Average Yield[2]	AmortizedCost[1]	Average Yield[2]	AmortizedCost[1]	Average Yield[2]	AmortizedCost[1]	Average Yield[2]	AmortizedCost[1]	Fair Value	Average Yield[2]
Held-to-maturity:
State and municipal[3]	$9,954	3.18%	$18,925	5.33%	$1,977	6.85%	$—	—%	$30,856	$31,544	4.73%
Corporate bonds	3,519	1.07	—	—	—	—	—	—	3,519	3,518	1.07
MBS/CMOs issued by U.S. government agencies	—	—	4,051	3.50	6,012	3.32	—	—	10,063	10,035	3.39
Total held-to-maturity	13,473	2.63	22,976	5.01	7,989	4.19	—	—	44,438	45,097	4.14

Available-for-sale:
MBS/CMOs issued by U.S. government agencies	11,609	1.65	142,602	2.03	103,260	1.92	—	—	257,471	253,434	1.97
SBA backed securities	—	—	614	5.21	—	—	—	—	614	607	5.21
State and municipal[3]	4,027	1.93	31,929	2.35	41,980	3.07	1,369	5.46	79,305	77,701	2.76
Debentures of government sponsored agencies	5,000	1.00	30,486	1.13	—	—	—	—	35,486	35,403	1.11
Privately issued CMOs	265	1.62	154	3.01	—	—	—	—	419	419	2.13
Corporate bonds	—	—	3,965	1.97	994	1.99	—	—	4,959	5,016	1.97
Total available-for-sale	20,901	1.55	209,750	1.96	146,234	2.25	1,369	5.46	378,254	372,580	2.06
Total	$34,374	1.97%	$232,726	2.26%	$154,223	2.35%	$1,369	5.46%	$422,692	$417,677	2.28%
1 Book value reflects cost, adjusted for accumulated amortization and accretion.
2 Weighted average calculation is based on amortized cost of securities.
3 Yields on tax-exempt municipal bonds are presented on a taxable equivalent basis, using federal tax rate of 21% for 2017 data and 35% for
2016 data.

The amortized cost of our investment securities portfolio increased $62.6 million or 14.8% during 2017. We purchased $123.2 million in securities in 2017, including $4.5 million designated as held-to-maturity and $118.7 million designated as available-for-sale to provide flexibility for liquidity and interest rate risk management. In addition, we acquired $75.5 million of investment securities from the Bank of Napa acquisition. These purchases were partially offset by $74.9 million of paydowns, calls and maturities, and $56 million of sales during 2017. Sales of securities were mainly due to changes in credit and tax law implications.

During 2017, we purchased $10 million in agency debentures issued by FHLMC, $4.5 million in mortgage pass-through securities, $88 million in collateralized mortgage obligations ("CMOs"), and $20.7 million in Small Business Administration backed securities ("SBAs"). We consider agency debentures, mortgage-backed securities, and CMOs issued by U.S. government sponsored entities to have low credit risk as they carry the credit support of the U.S. federal government. The debentures and MBS issued by the U.S. government sponsored agencies, state and municipal

Page-33

securities, SBAs and corporate bonds, made up 68.8%, 24.2%, 5.4% and 1.4% of the portfolio at December 31, 2017, compared to 71.7%, 26.1%, 0.2% and 2.0%, respectively at December 31, 2016. See the discussion in the section captioned “Securities May Lose Value due to Credit Quality of the Issuers” in ITEM 1A Risk Factors above.

At December 31, 2017, distribution of our investment in obligations of state and political subdivisions was as follows:

	December 31, 2017			December 31, 2016
(dollars in thousands; unaudited)	Amortized Cost	Fair Value	% of state and municipal securities	Amortized Cost	Fair Value	% of state and municipal securities
Within California:
General obligation bonds	$19,634	$19,678	16.7%	$15,777	$15,660	14.3%
Revenue bonds	11,660	11,776	9.9	10,895	11,127	9.9
Tax allocation bonds	6,099	6,234	5.2	4,043	4,178	3.7
Total within California	37,393	37,688	31.8	30,715	30,965	27.9
Outside California:
General obligation bonds	68,890	68,454	58.5	71,534	70,376	64.9
Revenue bonds	11,390	11,346	9.7	7,913	7,904	7.2
Total outside California	80,280	79,800	68.2	79,447	78,280	72.1
Total obligations of state and political subdivisions	$117,673	$117,488	100.0%	$110,162	$109,245	100.0%

The portion of the portfolio outside the state of California is distributed among 28 states. The largest concentrations outside California are in Washington (12.1%), Texas (11.4%), and Minnesota (7.7%). Revenue bonds, both within and outside California, primarily consisted of bonds relating to essential services (such as transportation, infrastructure, public services, education and utilities).

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

•	Credit ratings by major credit rating agencies.

Page-34

Loans

Table 6 Loans Outstanding by Type at December 31

(in thousands; unaudited)	2017	2016	2015	2014	2013
Commercial loans	$235,835	$218,615	$219,452	$210,223	$183,291
Real estate
Commercial owner-occupied	300,963	247,713	242,309	230,605	241,113
Commercial investor	822,984	724,228	715,879	673,499	625,019
Construction	63,828	74,809	65,495	48,413	31,577
Home equity	132,467	117,207	112,300	110,788	98,469
Other residential [1]	95,526	78,549	73,134	73,035	72,634
Installment and other consumer loans	27,410	25,495	22,639	16,788	17,219
Total loans	1,679,013	1,486,616	1,451,208	1,363,351	1,269,322
Allowance for loan losses	(15,767)	(15,442)	(14,999)	(15,099)	(14,224)
Total net loans	$1,663,246	$1,471,174	$1,436,209	$1,348,252	$1,255,098
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

We continued to strengthen market presence throughout our footprint in 2017, including the acquisition of Bank of Napa, which added $134.7 million to our loan portfolio in November 2017. New organic loan volume totaled approximately $173.1 million in 2017, compared to approximately $191.8 million in 2016. Approximately 87% and 85% of our outstanding loans were secured by real estate at December 31, 2017 and 2016, respectively. Also, see ITEM 1A, Risk Factors, regarding our loan concentration risk.

At both December 31, 2017 and 2016, approximately 2.0% of our total loans contained an interest-only feature as part of the loan terms. All of these loans were current with their payments as of December 31, 2017. Except for two loans to one borrowing relationship totaling $7.0 million as of December 31, 2017 and 2016, all were considered to have low credit risk (graded "Pass").

As of December 31, 2017 and 2016, approximately $40.8 million and $48.7 million, respectively, of our loans had interest reserves, all of which were construction loans. When we determine a loan is impaired before the depletion of the interest reserve, we apply the interest funded by the interest reserve against loan principal. As of December 31, 2017 and 2016, no loans having interest reserve balances were determined to be impaired.

The following table summarizes our commercial real estate loan portfolio by the geographic location in which the property is located as of December 31, 2017 and 2016.

Table 7 Commercial Real Estate Loans Outstanding by Geographic Location

	December 31, 2017		December 31, 2016
(dollars in thousands; unaudited)	Amount	% of Commercial real estate loans	Amount	% of Commercial real estate loans
Marin	$341,827	30.4%	$310,286	31.9%
Sonoma	167,014	14.9	155,066	16.0
Napa	151,778	13.5	79,872	8.2
San Francisco	150,376	13.4	143,975	14.8
Alameda	143,939	12.8	121,467	12.5
Contra Costa	42,093	3.7	41,808	4.3
San Mateo	20,481	1.8	22,360	2.3
Solano	18,071	1.6	10,606	1.1
El Dorado	13,860	1.2	14,146	1.5
Sacramento	11,030	1.0	11,083	1.1
Other	63,478	5.7	61,272	6.3
Total	$1,123,947	100.0%	$971,941	100.0%

Page-35

Commercial real estate loans increased by $152.0 million in 2017 and $13.8 million in 2016. The increase in 2017 included $92.3 million from the Bank of Napa acquisition, as well as lending activities in Marin and Alameda Counties. Of the commercial real estate loans at December 31, 2017, 73% were non-owner occupied and 27% were owner occupied. Almost the entire commercial real estate loan portfolio is comprised of term loans for which the primary source of repayment is the operating cash flow from the leasing activities of the real estate collateral. Originated loans are subject to our conservative credit underwriting standards and both the acquired and originated loans are actively managed.

The following table shows an analysis of construction loans by type and location as of December 31, 2017 and 2016.

Table 8 Construction Loans Outstanding by Type and Geographic Location

(dollars in thousands; unaudited)	December 31, 2017		December 31, 2016
Construction loans by type	Amount	% of Construction Loans	Amount	% of Construction Loans
1-4 Single family residential	$22,780	35.7%	$41,106	55.0%
Commercial real estate	20,935	32.8	19,861	26.6
Apartments and multifamily	14,878	23.3	9,088	12.1
Land - improved	3,668	5.7	3,245	4.3
Land - unimproved	1,567	2.5	1,509	2.0
Total	$63,828	100.0%	$74,809	100.0%

(dollars in thousands; unaudited)	December 31, 2017		December 31, 2016
Construction loans by geographic location	Amount	% of Construction Loans	Amount	% of Construction Loans
San Francisco	$21,664	33.9%	$31,256	41.8%
Napa	12,072	18.9	3,363	4.5
Marin	9,750	15.3	19,354	25.9
Alameda	7,783	12.2	14,905	19.9
Sonoma	4,683	7.3	2,609	3.5
San Mateo	3,495	5.5	—	—
Riverside	2,969	4.7	3,224	4.3
Other	1,412	2.2	98	0.1
Total	$63,828	100.0%	$74,809	100.0%

Construction loans decreased by $11.0 million in 2017 and increased by $9.3 million in 2016. The decrease in 2017 was due to payoffs from completed construction projects, partially offset by $3.2 million in constructions loans from the Bank of Napa acquisition. The increase in 2016 was due to draws on both new and existing single-family development construction projects as well as on mixed-use commercial and owner-occupied construction projects. The increases in construction fundings were partially offset by payoffs related to completed construction projects. The improving economy resulted in a number of new financing opportunities for existing customers who had successfully completed construction projects in the past.

The following table presents the maturity distribution of our commercial and construction loans as of December 31, 2017 based on their contractual maturity dates and does not include scheduled payments or potential prepayments.

Table 9A Commercial and Construction Loan Maturity Distribution

	Due within	Due after 1 but	Due after
(in thousands; unaudited)	1 year	within 5 years	5 years	Total
Maturity distribution:
Commercial	$93,686	$80,554	$61,595	$235,835
Construction	46,892	15,916	1,020	63,828
Total	$140,578	$96,470	$62,615	$299,663

Page-36

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

Table 9B Commercial and Construction Loan Interest Rate Sensitivity

(in thousands; unaudited)	Fixed	Variable	Total
Commercial	$111,978	$123,857	$235,835
Construction	2,457	61,371	63,828
Total	$114,435	$185,228	$299,663

Allowance for Loan Losses

Credit risk is inherent in the business of lending. As a result, we maintain an allowance for loan losses to absorb probable losses in our loan portfolio through a provision for loan losses charged against earnings. All specifically identifiable and quantifiable losses are charged off against the allowance. The balance of our allowance for loan losses is Management's best estimate of the remaining probable losses in the portfolio. The ultimate adequacy of the allowance is dependent upon a variety of factors beyond our control, including the real estate market, changes in interest rates and economic and political environments. Based on the current conditions of the loan portfolio, Management believes that the $15.8 million allowance for loan losses at December 31, 2017 is adequate to absorb losses in our loan portfolio. However, we can provide no assurance that adverse economic conditions or other circumstances will not result in increased losses in the portfolio.

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

The first component, specific allowances, results from the analysis of identified problem credits and the evaluation of sources of repayment including collateral, as applicable. Management evaluates these loans individually for impairment. Management considers an originated loan to be impaired when it is probable we will be unable to collect all amounts due according to the contractual terms of the loan agreement. For PCI loans, specific allowances are established to account for credit deterioration subsequent to acquisition if we have probable decreases in cash flows expected to be collected. For loans determined to be impaired, the extent of the impairment is measured based on the present value of expected future cash flows discounted at the loan's effective interest rate at origination (for originated loans), based on the loan's observable market price, or based on the fair value of the collateral if the loan is collateral dependent or if foreclosure is imminent. Generally, with problem credits that are collateral dependent, we obtain appraisals of the collateral at least annually. We may obtain appraisals more frequently if we believe the collateral is subject to market volatility, if a specific event has occurred to the collateral, or if we believe foreclosure is imminent. Impaired loan balances decreased to $16.9 at December 31, 2017 from $18.3 million at December 31, 2016. The specific allowance for impaired loans decreased to $513 thousand at December 31, 2017 from $991 thousand at December 31, 2016. The decreases in impaired loan balances and related reserves primarily relate to payoffs and paydowns, charge-off of an unsecured commercial loan, and changes to valuation assumptions on existing impaired loans.

The second component is an estimate of the probable inherent losses in each loan pool with similar risk characteristics. This analysis encompasses the entire loan portfolio, excluding individually identified impaired loans and acquired loans whose purchase discount has not been fully accreted. Under our allowance model, loans are evaluated on a pool basis by federal regulatory reporting codes ("CALL codes" or "segments"), which are further delineated by assigned credit risk ratings, as described in Note 3 to the Consolidated Financial Statements in ITEM 8 of this report. At December 31, 2017 and 2016, the allowance allocated for the second component totaled $15.3 million and $14.5 million, respectively. The increase from 2016 to 2017 primarily relates to an $84.3 million increase in loans subject to general allowances for pools of loans and elevated qualitative risk factors associated with unknown long-term impacts of the 2017 North Bay wildfires and the Bank of Napa acquisition.

Page-37

Table 10 shows the allocation of the allowance by loan type as well as the percentage of total loans in each of the same loan types.

Table 10 Allocation of Allowance for Loan Losses

	December 31, 2017		December 31, 2016		December 31, 2015		December 31, 2014		December 31, 2013
(dollars in thousands; unaudited)	Allowance balance allocation	Loans as a percent of total loans	Allowance balance allocation	Loans as a percent of total loans	Allowance balance allocation	Loans as a percent of total loans	Allowance balance allocation	Loans as a percent of total loans	Allowance balance allocation	Loans as a percent of total loans
Commercial loans	$3,654	14.0%	$3,248	14.7%	$3,023	15.1%	$2,837	15.4%	$3,056	14.4%
Real Estate:
Commercial, owner-occupied	2,294	17.9	1,753	16.7	2,249	16.7	1,924	16.9	2,012	19.0
Commercial, investor	6,475	49.1	6,320	48.7	6,178	49.4	6,672	49.4	6,196	49.2
Construction	681	3.8	781	5.0	724	4.5	839	3.6	633	2.5
Home Equity	1,031	7.9	973	7.9	910	7.7	859	8.1	875	7.8
Other residential	536	5.7	454	5.3	394	5.0	433	5.4	317	5.7
Installment and other consumer	378	1.6	372	1.7	425	1.6	566	1.2	629	1.4
Unallocated allowance	718	N/A	1,541	N/A	1,096	N/A	969	N/A	506	N/A
Total allowance for loan losses	$15,767		$15,442		$14,999		$15,099		$14,224
Total percent		100.0%		100.0%		100.0%		100.0%		100.0%

Table 11 shows the activity in the allowance for loan losses for each of the years in the five-year period ended December 31, 2017.

Table 11 Allowance for Loan Losses

(dollars in thousands; unaudited)	2017	2016	2015	2014	2013
Beginning balance	$15,442	$14,999	$15,099	$14,224	$13,661
Provision for (reversal of) loan losses	500	(1,850)	500	750	540
Loans charged-off:
Commercial	(289)	(11)	(5)	(66)	(672)
Real Estate:
Commercial, owner occupied	—	(20)	—	—	—
Commercial, investor	—	—	—	—	(156)
Construction	—	—	(839)	(204)	(62)
Home equity	—	—	—	—	(176)
Other residential	—	—	—	—	—
Installment and other consumer	(4)	(5)	(20)	(7)	(88)
Total loans charged-off	(293)	(36)	(864)	(277)	(1,154)
Loans recovered:
Commercial	111	143	236	168	1,021
Real Estate:
Commercial, owner occupied	—	—	—	5	84
Commercial, investor	—	2,156	23	45	40
Construction	—	—	—	96	1
Home equity	—	3	3	3	10
Other residential	—	—	—	—	—
Installment and other consumer	7	27	2	85	21
Total loans recovered	118	2,329	264	402	1,177
Net loans (charged-off) recovered	(175)	2,293	(600)	125	23
Ending balance	$15,767	$15,442	$14,999	$15,099	$14,224
Total loans outstanding at end of year, before deducting allowance for loan losses	$1,679,013	$1,486,616	$1,451,208	$1,363,351	$1,269,322
Average total loans outstanding during year	$1,511,503	$1,452,357	$1,354,564	$1,317,794	$1,092,885
Ratio of allowance for loan losses to total loans at end of year	0.94%	1.04%	1.03%	1.11%	1.12%
Net charge-offs (recoveries) to average loans	0.01%	(0.16)%	0.04%	(0.01)%	—%
Ratio of allowance for loan losses to net charge-offs (recoveries)	9,009.7%	(673.4)%	2,499.8%	(12,079.2)%	(61,843.5)%

Page-38

Net charge-offs totaled $175 thousand in 2017, compared to net recoveries of $2.3 million in 2016. Charge-offs in 2017 primarily included a $283 thousand unsecured commercial loan. Recoveries in 2016 primarily resulted from the resolution and pay-off of a commercial real estate credit. The percentage of net charge-offs (recoveries) to average loans was 0.01% in 2017, compared to (0.16)% in 2016 and 0.04% in 2015, reflecting the factors discussed above.

Table 12 shows non-performing assets and impaired loans for each of the years in the five-year period ended December 31, 2017.

Table 12 Non-performing Assets and Impaired Loans

(dollars in thousands; unaudited)	2017	2016	2015	2014	2013
Non-accrual loans:
Commercial	$—	$—	$21	$—	$1,187
Real Estate:
Commercial, owner-occupied	—	—	—	1,403	1,403
Commercial, investor	—	—	1,903	2,429	2,807
Construction	—	—	1	5,134	5,218
Home equity	406	91	171	280	234
Other residential	—	—	—	—	660
Installment and other consumer	—	54	83	104	169
Total non-accrual loans	406	145	2,179	9,350	11,678
Other real estate owned	—	408	421	461	461
Total non-performing assets	$406	$553	$2,600	$9,811	$12,139
Accruing restructured loans:
Commercial	$2,165	$2,207	$4,562	$3,584	$4,514
Real Estate:
Commercial, owner-occupied	6,999	6,993	6,993	7,056	534
Commercial, investor	2,171	2,256	513	524	2,930
Construction	2,969	3,245	3,237	550	1,516
Home equity	347	625	388	414	272
Other residential	1,148	1,965	2,011	2,045	1,403
Installment and other consumer	721	877	1,168	1,689	1,693
Total accruing restructured loans	16,520	18,168	18,872	15,862	12,862
Accreting impaired PCI loans: [1]
Commercial real estate	—	—	—	—	1,155
Commercial	—	—	137	—	—
Construction	—	—	—	11	—
Total accreting impaired PCI loans	—	—	137	11	1,155
Total non-accrual loans (from above)	406	145	2,179	9,350	11,678
Total impaired loans	$16,926	$18,313	$21,188	$25,223	$25,695
Allowance for loan losses to non-accrual loans at period end	3,883%	10,650%	688%	162%	122%
Non-accrual loans to total loans	0.02%	0.01%	0.15%	0.69%	0.92%
[1] The expected cash flows on these PCI loans declined post-acquisition, yet continue to accrete interest based on the revised expected cash flows.

Other real estate owned decreased in 2017 from the sale of two properties obtained from a bank acquisition in 2013. The decrease in total impaired loans from 2016 to 2017 primarily relates to pay-offs and paydowns, and the charge-off of an unsecured commercial loan mentioned above, which were partially offset by an increase in non-accrual loans. The decrease in total impaired loans from 2015 to 2016 primarily relates to the resolution and pay-off of a commercial real estate credit. The decrease in total impaired loans from 2014 to 2015 primarily relates to a previously non-accrual loan that returned to accrual status, the pay-off of a commercial real estate loan, and the sale of a land development loan. The decrease in total impaired loans from 2013 to 2014 primarily relates to the successful resolution of several problem loans that led to pay offs, pay downs or the return of loans to accrual status, partially offset by in increase in accruing troubled debt restructured loans.

Troubled debt restructured loans, whose contractual terms were restructured in a manner that granted a concession to a borrower experiencing financial difficulties, totaled $16.5 million and $18.2 million as of December 31, 2017 and 2016, respectively. The decrease from 2016 to 2017 primarily relates to the same reasons mentioned above. The

Page-39

decrease from 2015 to 2016 primarily relates to loan pay-offs and paydowns, net of loans modified as TDRs during 2016. The decrease from 2014 to 2015 primarily relates to five loans that were removed from TDR designation, one sold TDR loan and pay-offs and paydowns of several other TDR loans. For more information, refer to Note 3 to the Consolidated Financial Statements in ITEM 8, under “Troubled Debt Restructuring”.

Other Assets

BOLI totaled $38.1 million at December 31, 2017, compared to $32.4 million at December 31, 2016, and is recorded in other assets. The increase primarily relates to $4.8 million in BOLI acquired from the Bank of Napa acquisition.

Other assets also included net deferred tax assets of $8.8 million and $15.3 million at December 31, 2017 and 2016, respectively. Deferred tax assets consist primarily of tax benefits expected to be realized in future periods related to temporary differences such as allowance for loan losses and off-balance sheet credit commitments, net operating loss carryforwards, deferred compensation plan and salary continuation plan, and net unrealized loss on available-for-sale securities. The decrease in 2017 primarily relates to a $3.0 million write-down of net deferred tax assets due to the enactment of the Tax Cuts and Jobs Act of 2017 on December 22, 2017. There were other fluctuations in our net deferred tax asset balances due to the Bank of Napa acquisition and other tax planning strategies. Management believes deferred tax assets will be realizable due to our consistent record of earnings and the expectation that earnings will continue at a level adequate to realize such benefits. Therefore, no valuation allowance was established as of December 31, 2017 or 2016. For additional information, refer to Note 11 to the Consolidated Financial Statements in ITEM 8 of this report.

In addition, we held $11.1 million and $10.2 million of FHLB stock recorded at cost in other assets at December 31, 2017 and 2016, respectively. The increase is due to $918 thousand in FHLB capital stock acquired from the Bank of Napa acquisition. The FHLB paid $766 thousand and $1.2 million in cash dividends in 2017 and 2016, respectively. On February 21, 2018, the FHLB declared a cash dividend for the fourth quarter of 2017 at an annualized dividend rate of 7.00%.

Deposits

Organic deposits increased $144.5 million, or 8.2%, in 2017. Combined organic growth and deposits acquired from the Bank of Napa resulted in 21.2% total deposit growth to $2,148.7 million at December 31, 2017, compared to $1,772.7 million at December 31, 2016. Non-interest bearing deposits, including those acquired, grew by $197.1 million in 2017 and made up 47.2% of total deposits at year-end. No individual customer accounted for more than 5% of deposits. Also, see ITEM 1A. Risk Factors, for a discussion risks associated with volatility due to activity of our large deposit customers.

Table 13 Distribution of Average Deposits

Table 13 shows the relative composition of our average deposits for the years 2017, 2016 and 2015. For average rates paid on deposits, refer to Table 1 in ITEM 7- Management's Discussion and Analysis of Financial Condition and Results of Operations.

			Years ended December 31,
	2017		2016		2015
(dollars in thousands; unaudited)	Amount	Percent	Amount	Percent	Amount	Percent
Non-interest bearing	$899,289	48.3%	$819,916	46.9%	$753,038	45.8%
Interest bearing transaction	105,544	5.6	94,252	5.4	95,662	5.8
Savings	167,190	9.0	151,214	8.6	134,997	8.2
Money market [1]	542,592	29.2	524,989	30.0	505,280	30.7
Time deposits, including CDARS:
Less than $100,000	35,136	1.9	37,359	2.2	39,666	2.4
$100,000 or more	110,933	6.0	121,519	6.9	116,650	7.1
Total time deposits	146,069	7.9	158,878	9.1	156,316	9.5
Total average deposits	$1,860,684	100.0%	$1,749,249	100.0%	$1,645,293	100.0%
1 Included in money market balances are Insured Cash Sweep® ("ICS") balances and Demand Deposit MarketplaceSM ("DDM") defined in Note 6 to the Consolidated Financial Statements in ITEM 8 of this report.

Page-40

Table 14 Maturities of Time Deposits of $100,000 or more at December 31

Table 14 below shows the maturity groupings for time deposits of $100,000 or more at December 31, 2017, 2016 and 2015.

	December 31,
(in thousands; unaudited)	2017	2016	2015
Three months or less	$36,669	$34,212	$29,694
Over three months through six months	20,617	17,482	18,525
Over six months through twelve months	22,638	26,301	35,735
Over twelve months	40,481	37,122	37,969
Total	$120,405	$115,117	$121,923

Borrowings

As of December 31, 2017 and 2016, respectively, we had $538.9 million and $513.7 million in secured lines of credit with FHLB and $52.1 million and $43.1 million with the Federal Reserve Bank of San Francisco (“FRBSF”). We also had $100.4 million (including $8.4 million assumed from Bank of Napa) and $92.0 million in unsecured lines with correspondent banks to cover any short or long-term borrowing needs at December 31, 2017 and 2016, respectively.

There were no FHLB overnight borrowings as of December 31, 2017 or 2016. On February 5, 2008, the Bank entered into a ten-year borrowing agreement under the same FHLB line of credit for $15.0 million at a fixed rate of 2.07%. On June 15, 2016, the Bank repaid the $15.0 million early and incurred a prepayment fee of $312 thousand recorded in interest expense. At December 31, 2017 and 2016, respectively, $538.9 million and $513.7 million were remaining as available for borrowing from the FHLB. The FRBSF and correspondent bank lines were not utilized at December 31, 2017 and 2016.

As part of a bank acquisition in 2013, we assumed two subordinated debentures due to the NorCal Community Bancorp Trusts I and II at fair values totaling $5.0 million at the acquisition date, which are being accreted up to the contractual values totaling $8.2 million over the remaining terms of the debentures. The subordinated debentures had been accreted up to $5.7 million and $5.6 million as of December 31, 2017 and 2016, respectively.

For additional information, see Note 7 to the Consolidated Financial Statements in ITEM 8 of this report.

Deferred Compensation Obligations

We maintain a non-qualified, unfunded deferred compensation plan for certain key management personnel. Under this plan, participating employees may defer compensation, which will entitle them to receive certain payments for up to fifteen years commencing upon retirement, death, disability or termination of employment. The participating employee may elect to receive payments over periods not to exceed fifteen years. At December 31, 2017 and 2016, our aggregate payment obligations under this plan totaled $3.4 million and $3.2 million, respectively.

We established a Salary Continuation Plan on January 1, 2011. The plan was to provide a percentage of salary continuation benefits to a select group of Executive Management upon retirement at age sixty-five and reduced benefits upon early retirement.  At December 31, 2017 and 2016, our liability under the Salary Continuation Plan was $2.5 million (including $1.2 million assumed from Bank of Napa) and $1.0 million, respectively, and is recorded in interest payable and other liabilities in the Consolidated Statements of Condition. This Plan is unfunded and non-qualified for tax purposes and for purposes of Title I of the Employee Retirement Income Security Act of 1974.

For additional information, see Note 10 to the Consolidated Financial Statements in ITEM 8 of this report.

Off-Balance Sheet Arrangements, Commitments and Contractual Obligations

We make commitments to extend credit in the normal course of business to meet the financing needs of our customers. For additional information, see Note 16 to the Consolidated Financial Statements in ITEM 8 of this report. The following is a summary of our contractual obligations as of December 31, 2017.

Page-41

Table 15 Contractual Obligations at December 31, 2017

	Payments due by period
(in thousands; unaudited)	<1 year	1-3 years	4-5 years	>5 years	Total
Operating leases	$4,444	$7,956	$3,468	$2,904	$18,772
Subordinated debentures	—	—	—	8,248	8,248
Certificates of deposit	108,352	23,511	28,252	1	160,116
Other long term liabilities (salary continuation payments)[1]	68	62	214	1,652	1,996
Total	$112,864	$31,529	$31,934	$12,805	$189,132
1 Includes $1.96 million in future benefit payments under executive salary continuation agreements assumed from the Bank of Napa acquisition whereby participants will receive payments after reaching the age of 65. Amounts exclude future benefit payment obligations totaling $4.2 million under executive salary continuation agreements whereby the participants will receive payments upon retirement. For additional information, see Note 10 to the Consolidated Financial Statements in ITEM 8 of this report.

The contractual amount of loan commitments not reflected on the consolidated statements of condition was $453.2 million and $422.3 million at December 31, 2017 and 2016, respectively.

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

Capital Adequacy

As discussed in Note 15 to the Consolidated Financial Statements in ITEM 8 of this report, the Bank's capital ratios are above regulatory guidelines to be considered "well capitalized" and Bancorp's ratios exceed the required minimum ratios for capital adequacy purposes. The Bank's total risk-based capital ratio increased from 14.1% at December 31, 2016 to 14.7% at December 31, 2017, primarily due to stock issued in the Bank of Napa acquisition and accumulation of undistributed net income of the Bank in 2017 of $9.6 million, partially offset by increased risk weighted assets resulting from the Bank of Napa acquisition. Bancorp's total risk-based capital ratio increased from 14.3% at December 31, 2016 to 14.9% at December 31, 2017, primarily due to stock issued in the Bank of Napa acquisition and the accumulation of undistributed net income of $9.1 million in 2017, partially offset by increased risk weighted assets resulting from the Bank of Napa acquisition.

We expect to maintain strong capital levels. Our anticipated sources of capital in 2018 include future earnings and shares issued under the stock-based compensation program.

Liquidity

The goal of liquidity management is to provide adequate funds to meet loan demand and to fund operating activities and deposit withdrawals. We accomplish this goal by maintaining an appropriate level of liquid assets and formal lines of credit with the FHLB, FRBSF and correspondent banks that enable us to borrow funds as discussed in Note 7 to the Consolidated Financial Statement in ITEM 8 of this report. Our Asset Liability Management Committee ("ALCO"), which is comprised of certain Bank directors, is responsible for approving and monitoring our liquidity targets and strategies. ALCO has adopted a contingency funding plan that provides early detection of potential liquidity issues in the market or the Bank and institutes prompt responses that may prevent or alleviate a potential liquidity crisis. Management monitors liquidity daily and regularly adjusts our position based on current and future liquidity needs. We also have relationships with third party deposit networks and can adjust the placement of our deposits via reciprocal or one-way sales as part of our cash management strategy.

Page-42

We obtain funds from the repayment and maturity of loans, deposit inflows, investment security maturities and paydowns, federal funds purchases, FHLB advances, other borrowings, and cash flow from operations.  Our primary uses of funds are the origination of loans, the purchase of investment securities, withdrawals of deposits, maturity of certificates of deposit, repayment of borrowings, and dividends to common stockholders.

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

At December 31, 2017 our liquid assets, which included unencumbered available-for-sale securities and cash, totaled $501.9 million, an increase of $187.1 million from December 31, 2016. Our cash and cash equivalents increased $154.7 million from December 31, 2016. The primary sources of funds during 2017 included $130.3 million in proceeds from sales, paydowns and maturities of investment securities, an increase in net deposits of $126.1 million, $59.8 million cash acquired, net of cash paid, from the Bank of Napa acquisition and $26.9 million net cash provided by operating activities. The primary uses of liquidity during 2017 were $123.2 million in investment securities purchases, $57.2 million in loan originated (net of loan principal collections) and $6.9 million cash dividends paid on common stock to our shareholders. Management anticipates our current strong liquidity position and core deposit base will provide adequate liquidity to fund our operations.

Undrawn credit commitments, as discussed in Note 16 to the Consolidated Financial Statements in ITEM 8 of this report, totaled $453.2 million at December 31, 2017. These commitments, to the extent used, are expected to be funded primarily through the repayment of existing loans, deposit growth and liquid assets. Over the next twelve months, $108.4 million of time deposits will mature. We expect these funds to be replaced with new deposits. Our emphasis on local deposits combined with our well capitalized equity position, provides a very stable funding base.

Since Bancorp is a holding company and does not conduct regular banking operations, its primary sources of liquidity are dividends from the Bank. Under the California Financial Code, payment of a dividend from the Bank to Bancorp without advance regulatory approval is restricted to the lesser of the Bank’s retained earnings or the amount of the Bank’s net profits from the previous three fiscal years less the amount of dividends paid during that period. The primary uses of funds for Bancorp are shareholder dividends and ordinary operating expenses.  Bancorp held $3.2 million of cash at December 31, 2017. In January 2018, Bancorp obtained a dividend distribution from the Bank totaling $6.3 million, which is deemed sufficient to cover Bancorp's operational needs and cash dividends to shareholders through the end of 2018. Management anticipates that there will be sufficient earnings at the Bank to provide dividends to Bancorp to meet its funding requirements for the foreseeable future.

Page-43

Quarterly Financial Data

Table 16 Summary of Quarterly Financial Data

	2017 Quarters Ended				2016 Quarters Ended
(dollars in thousands; unaudited)	Dec. 31	Sept. 30	Jun. 30	Mar. 31	Dec. 31	Sept. 30	Jun. 30	Mar. 31
Interest income	$20,650	$19,211	$18,703	$18,032	$18,408	$19,834	$17,993	$19,195
Interest expense	511	423	399	411	432	453	827	557
Net interest income	20,139	18,788	18,304	17,621	17,976	19,381	17,166	18,638
Provision for (reversal of) loan losses	500	—	—	—	(300)	(1,550)	—	—
Net interest income after provision for
(reversal of) loan losses	19,639	18,788	18,304	17,621	18,276	20,931	17,166	18,638
Non-interest income	1,991	2,066	2,096	2,115	2,463	2,114	2,421	2,163
Non-interest expense	15,104	13,036	12,631	13,011	11,755	11,910	12,017	12,010
Income before provision for income taxes	6,526	7,818	7,769	6,725	8,984	11,135	7,570	8,791
Provision for income taxes	5,416	2,686	2,583	2,177	3,297	4,171	2,733	3,145
Net income	$1,110	$5,132	$5,186	$4,548	$5,687	$6,964	$4,837	$5,646
Net income available to common stockholders	$1,110	$5,132	$5,186	$4,548	$5,687	$6,964	$4,837	$5,646

Net income per common share:
Basic	$0.17	$0.84	$0.85	$0.75	$0.93	$1.14	$0.80	$0.93
Diluted	$0.17	$0.83	$0.84	$0.74	$0.93	$1.14	$0.79	$0.93

Refer to the Executive Summary section above for a discussion of items that affected the financial results for the quarter ended December 31, 2017, including a one-time deferred tax asset write-down due to the enactment of the new federal tax law on December 22, 2017, and expenses related to the acquisition of Bank of Napa.

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

The Bank currently is slightly asset sensitive. Our net interest margin is expected to increase if rates go up, primarily due to our cash earning the Federal Funds rate, adjustable rate loans and our significant non-interest bearing deposit base. Our net interest income remains most vulnerable to a falling interest rate environment.

The following table estimates the effect of interest rate changes in all points of the yield curve as measured against a flat rate scenario. The interest rate risk is within policy guidelines established by ALCO and the Board of Directors.

Page-44

Table 17 Effect of Interest Rate Change on Net Interest Income (NII) at December 31, 2017
Immediate Changes in Interest Rates (in basis points)	Estimated Change in NII in Year 1 (as percent of NII)	Estimated Change in NII in Year 2 (as percent of NII)
up 400	3.1%	12.9%
up 300	2.5%	10.1%
up 200	1.9%	7.1%
up 100	1.3%	4.4%
down 100	(6.8)%	(11.5)%

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

Page-45

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Bank of Marin Bancorp

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated statements of condition of Bank of Marin Bancorp and subsidiary, (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2017 and 2016, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework 2013 issued by COSO.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying: Management Report on Internal Control over Financial Reporting included in ITEM 8. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions

Page-46

are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Moss Adams LLP
San Francisco, California
March 14, 2018

We have served as the Company's auditor since 2004.

Page-47

March 14, 2018

Management's Report on Internal Control over Financial Reporting

Management of Bank of Marin Bancorp and subsidiary, (the "Company") is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles ("GAAP"). The Company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company's assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of management and board of directors; and (3) provide reasonable assurance regarding prevention, or timely detection and correction of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

Management conducted an assessment of the effectiveness of internal control over financial reporting as of December 31, 2017, utilizing the framework established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, Management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2017.

The Company's independent registered public accounting firm, Moss Adams LLP, has issued an attestation report on our internal control over financial reporting, which appears on the previous page.

/s/ Russell A. Colombo
Russell A. Colombo, President and Chief Executive Officer

/s/ Tani Girton
Tani Girton, EVP and Chief Financial Officer

Page-48

BANK OF MARIN BANCORP CONSOLIDATED STATEMENTS OF CONDITION
December 31, 2017 and 2016

(in thousands, except share data)	2017	2016
Assets
Cash and due from banks	$203,545	$48,804
Investment securities
Held-to-maturity, at amortized cost	151,032	44,438
Available-for-sale, at fair value	332,467	372,580
Total investment securities	483,499	417,018
Loans, net of allowance for loan losses of $15,767 and $15,442 at December 31, 2017 and 2016, respectively	1,663,246	1,471,174
Bank premises and equipment, net	8,612	8,520
Goodwill	30,140	6,436
Core deposit intangible	6,492	2,580
Interest receivable and other assets	72,620	68,961
Total assets	$2,468,154	$2,023,493

Liabilities and Stockholders' Equity
Liabilities
Deposits
Non-interest bearing	$1,014,103	$817,031
Interest bearing
Transaction accounts	169,195	100,723
Savings accounts	178,473	163,516
Money market accounts	626,783	539,967
Time accounts	160,116	151,463
Total deposits	2,148,670	1,772,700
Subordinated debentures	5,739	5,586
Interest payable and other liabilities	16,720	14,644
Total liabilities	2,171,129	1,792,930

Stockholders' Equity
Preferred stock, no par value, Authorized - 5,000,000 shares, none issued	—	—
Common stock, no par value, Authorized - 15,000,000 shares; Issued and outstanding - 6,921,542 and 6,127,314 at December 31, 2017 and 2016, respectively	143,967	87,392
Retained earnings	155,544	146,464
Accumulated other comprehensive loss, net	(2,486)	(3,293)
Total stockholders' equity	297,025	230,563
Total liabilities and stockholders' equity	$2,468,154	$2,023,493

The accompanying notes are an integral part of these consolidated financial statements.

Page-49

BANK OF MARIN BANCORP CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years ended December 31, 2017, 2016 and 2015

(in thousands, except per share amounts)	2017	2016	2015
Interest income
Interest and fees on loans	$66,799	$67,472	$61,754
Interest on investment securities
Securities of U.S. government agencies	6,463	5,155	4,709
Obligations of state and political subdivisions	2,195	2,339	2,155
Corporate debt securities and other	144	256	685
Interest on federal funds sold and due from banks	995	208	135
Total interest income	76,596	75,430	69,438
Interest expense
Interest on interest-bearing transaction accounts	108	109	115
Interest on savings accounts	66	58	51
Interest on money market accounts	555	445	495
Interest on time accounts	576	743	853
Interest on FHLB and overnight borrowings	—	478	317
Interest on subordinated debentures	439	436	420
Total interest expense	1,744	2,269	2,251
Net interest income	74,852	73,161	67,187
Provision for (reversal of) loan losses	500	(1,850)	500
Net interest income after provision for loan losses	74,352	75,011	66,687
Non-interest income
Service charges on deposit accounts	1,784	1,789	1,979
Wealth Management and Trust Services	2,090	2,090	2,391
Debit card interchange fees	1,531	1,503	1,445
Merchant interchange fees	398	449	545
Earnings on bank-owned life Insurance	845	844	814
Dividends on FHLB stock	766	1,153	1,003
(Losses) gains on investment securities, net	(185)	425	79
Other income	1,039	908	937
Total non-interest income	8,268	9,161	9,193
Non-interest expense
Salaries and related benefits	29,958	26,663	25,764
Occupancy and equipment	5,472	5,081	5,498
Depreciation and amortization	1,941	1,822	1,968
Federal Deposit Insurance Corporation insurance	666	825	997
Data processing	4,906	3,625	3,318
Professional services	2,858	2,044	2,121
Directors' expense	720	553	826
Information technology	769	862	736
Provision for losses on off-balance sheet commitments	57	150	(263)
Other expense	6,435	6,067	5,984
Total non-interest expense	53,782	47,692	46,949
Income before provision for income taxes	28,838	36,480	28,931
Provision for income taxes	12,862	13,346	10,490
Net income	$15,976	$23,134	$18,441
Net income per common share:
Basic	$2.58	$3.81	$3.09
Diluted	$2.55	$3.78	$3.04
Weighted average shares:
Basic	6,196	6,073	5,966
Diluted	6,273	6,115	6,065
Dividends declared per common share	$1.12	$1.02	$0.90
Comprehensive income:
Net income	$15,976	$23,134	$18,441
Other comprehensive income (loss):
Change in net unrealized gain or loss on available-for-sale securities	3,671	(5,679)	(1,481)
Reclassification adjustment for losses (gains) on available-for-sale securities in net income	185	(394)	(6)
Net unrealized loss on securities transferred from available-for-sale to held-to-maturity	(3,036)	—	—
Amortization of net unrealized losses on securities transferred from available-for-sale to held-to-maturity	426	21	61
Subtotal	1,246	(6,052)	(1,426)
Deferred tax expense (benefit)	439	(2,566)	(531)
Other comprehensive income (loss), net of tax	807	(3,486)	(895)
Comprehensive income	$16,783	$19,648	$17,546
The accompanying notes are an integral part of these consolidated financial statements.

Page-50

BANK OF MARIN BANCORP CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Years ended December 31, 2017, 2016 and 2015

(in thousands, except share data)	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Taxes	Total
	Shares	Amount
Balance at December 31, 2014	5,939,482	$82,436	$116,502	$1,088	$200,026
Net income	—	—	18,441	—	18,441
Other comprehensive loss	—	—	—	(895)	(895)
Stock options exercised	37,071	1,139	—	—	1,139
Excess tax benefit - stock-based compensation	—	212	—	—	212
Stock issued under employee stock purchase plan	339	17	—	—	17
Restricted stock granted	15,970	—	—	—	—
Restricted stock forfeited / cancelled	(450)	—	—	—	—
Stock-based compensation - stock options	—	252	—	—	252
Stock-based compensation - restricted stock	—	384	—	—	384
Cash dividends paid on common stock	—	—	(5,390)	—	(5,390)
Stock purchased by directors under director stock plan	245	12	—	—	12
Stock issued in payment of director fees	5,295	275	—	—	275
Stock issued from exercise of warrants	70,591	—	—	—	—
Balance at December 31, 2015	6,068,543	$84,727	$129,553	$193	$214,473
Net income	—	—	23,134	—	23,134
Other comprehensive loss	—	—	—	(3,486)	(3,486)
Stock options exercised	36,117	1,227	—	—	1,227
Excess tax benefit - stock-based compensation	—	161	—	—	161
Stock issued under employee stock purchase plan	621	32	—	—	32
Restricted stock granted	16,910	—	—	—	—
Stock-based compensation - stock options	—	347	—	—	347
Stock-based compensation - restricted stock	—	638	—	—	638
Cash dividends paid on common stock	—	—	(6,223)	—	(6,223)
Stock purchased by directors under director stock plan	516	26	—	—	26
Stock issued in payment of director fees	4,607	234	—	—	234
Balance at December 31, 2016	6,127,314	$87,392	$146,464	$(3,293)	$230,563
Net income	—	—	15,976	—	15,976
Other comprehensive income	—	—	—	807	807
Stock options exercised, net of shares surrendered for cashless exercises and tax withholdings	9,266	28	—	—	28
Stock issued under employee stock purchase plan	512	32	—	—	32
Stock issued under employee stock ownership plan ("ESOP")	29,547	1,850	—	—	1,850
Restricted stock granted	16,230	—	—	—	—
Stock-based compensation - stock options	—	529	—	—	529
Stock-based compensation - restricted stock	—	742	—	—	742
Cash dividends paid on common stock	—	—	(6,896)	—	(6,896)
Stock purchased by directors under director stock plan	531	35	—	—	35
Stock issued in payment of director fees	2,878	188	—	—	188
Stock and stock options issued to Bank of Napa shareholders (net of payment for fractional shares of $14 thousand)	735,264	53,171	—	—	53,171
Balance at December 31, 2017	6,921,542	$143,967	$155,544	$(2,486)	$297,025

The accompanying notes are an integral part of these consolidated financial statements.

Page-51

BANK OF MARIN BANCORP CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2017, 2016 and 2015

(in thousands)	2017	2016	2015
Cash Flows from Operating Activities:
Net income	$15,976	$23,134	$18,441
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for (reversal of) loan losses	500	(1,850)	500
Provision for (reversal of) losses on off-balance sheet commitments	57	150	(263)
Write-down of deferred tax assets, net	3,017	—	—
Noncash contribution expense to employee stock ownership plan	1,152	—	—
Noncash director compensation expense-common stock	197	180	274
Stock-based compensation expense	1,271	985	636
Amortization of core deposit intangible	529	533	619
Amortization of investment security premiums, net of accretion of discounts	2,912	3,212	2,825
Accretion of discount on acquired loans	(902)	(1,775)	(1,883)
Accretion of discount on subordinated debentures	153	191	210
Net amortization of deferred loan origination costs/fees	65	114	(281)
(Gain on sale) write-down of other real estate owned	(6)	13	40
Loss (gain) on sale of investment securities	185	(425)	(79)
Depreciation and amortization	1,941	1,822	1,968
Loss on disposal of premises and equipment	—	3	4
Earnings on bank owned life insurance policies	(845)	(844)	(814)
Net change in operating assets and liabilities:
Deferred rent and other rent-related expenses	(12)	(254)	(4)
Interest receivable and other assets	(278)	581	347
Interest payable and other liabilities	1,035	(324)	1,142
Net cash provided by operating activities	26,947	25,446	23,682
Cash Flows from Investing Activities:
Purchase of held-to-maturity securities	(4,497)	(2,424)	(2,375)
Purchase of available-for-sale securities	(118,666)	(161,374)	(287,144)
Proceeds from sale of available-for-sale securities	55,408	68,673	2,099
Proceeds from sale of held-to-maturity securities	—	1,265	1,015
Proceeds from paydowns/maturities of held-to-maturity securities	48,559	25,779	47,181
Proceeds from paydowns/maturities of available-for-sale securities	26,333	129,669	64,839
Loans originated and principal collected, net	(57,181)	(32,005)	(88,123)
Purchase of bank owned life insurance policies	—	(2,133)	—
Purchase of premises and equipment	(1,434)	(1,040)	(1,418)
Proceeds from sale of loan	—	—	1,502
Proceeds from sale of other real estate owned	414	—	—
Cash acquired from the Bank of Napa acquisition	59,779	—	—
Purchase of Federal Home Loan Bank stock	—	(1,791)	(136)
Cash paid for low income housing investment	(902)	(301)	(718)
Net cash provided by (used in) investing activities	7,813	24,318	(263,278)
Cash Flows from Financing Activities:
Net increase in deposits	126,084	44,474	176,607
Proceeds from stock options exercised	88	1,388	1,326
Payment of tax withholding for stock options exercised	(60)	—	—
Federal Home Loan Bank (repayments) borrowings	—	(67,000)	52,000
Cash dividends paid on common stock	(6,896)	(6,223)	(5,390)
Proceeds from stock issued under employee and director stock purchase plans and ESOP	765	58	29
Net cash provided by (used in) financing activities	119,981	(27,303)	224,572
Net increase (decrease) in cash and cash equivalents	154,741	22,461	(15,024)
Cash and cash equivalents at beginning of period	48,804	26,343	41,367
Cash and cash equivalents at end of period	$203,545	$48,804	$26,343
Supplemental disclosure of cash flow items, non-cash investing and financing activities:
Cash paid in interest	$1,535	$2,131	$2,066
Cash paid in income taxes	$9,761	$13,365	$9,068
Change in unrealized gain on available-for-sale securities	$1,246	$(6,052)	$(1,426)
Stock issued in payment of director fees and to ESOP	$1,340	$234	$275
Subscription in low income housing tax credit investment	$—	$—	$1,023
Securities transferred from available-for-sale to held-to-maturity	$128,965	$—	$—
Transfer of loan to loans held-for-sale at fair value	$—	$—	$1,502
Acquisition: Merger consideration - stock and stock options issued to the Bank of Napa shareholders	$53,185	$—	$—
Fair value of assets acquired, excluding cash acquired	$245,342	$—	$—
Fair value of liabilities assumed	$251,938	$—	$—
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

Nature of Operations: Bancorp, headquartered in Novato, CA, conducts business primarily through its wholly-owned subsidiary, the Bank, which provides a wide range of financial services to customers, who are predominantly professionals, small and middle-market businesses, and individuals who work and/or reside in Marin, Sonoma, Napa, San Francisco and Alameda counties. Besides the headquarters office in Novato, CA, the Bank operates ten branches in Marin County, three in Napa County, one in San Francisco, six in Sonoma County and three in Alameda County. Our accounting and reporting policies conform to generally accepted accounting principles, general practice, and regulatory guidance within the banking industry. A summary of our significant policies follows.

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

Securities transferred from the available-for-sale category to the held-to-maturity category are recorded at fair value at the date of transfer. Unrealized holding gains or losses associated with the transfer of securities from available-for-sale to held-to-maturity are included in the balance of accumulated other comprehensive income (loss), net of tax, in the consolidated balance sheets. These unrealized holding gains or losses are amortized over the remaining life of the security as a yield adjustment in a manner consistent with the amortization or accretion of the original purchase premium or discount on the associated security.

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

Page-53

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

Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to yield using the effective interest method. In March 2017, the Financial Accounting Standards Board ("FASB") issued ASU No. 2017-08, Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities. The amendments in this ASU shorten the amortization period for certain callable debt securities purchased at a premium and require the premium to be amortized to the earliest call date. The ASU is effective for annual periods beginning after December 15, 2018, including interim periods within those periods. We early adopted this ASU effective January 1, 2017, which did not have a material impact on our financial condition and results of operations.

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

Page-54

process or external examiners. A non-collateral-dependent loan is partially charged down to its net realizable value under the same circumstances. Overdraft accounts are generally charged off when they exceed 60 days past due.

Acquired Loans: Acquired loans are recorded at their estimated fair values at acquisition date in accordance with Accounting Standards Code ("ASC") 805, Business Combinations, factoring in credit losses expected to be incurred over the life of the loan. Accordingly, an allowance for loan losses is not carried over or recorded for acquired loans as of the acquisition date.

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

Page-55

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

The first component, specific allowances, results from the analysis of identified problem credits and the evaluation of sources of repayment including collateral, as applicable. Through Management's ongoing loan grading and credit monitoring process, individual loans are identified that have conditions indicating the borrower may be unable to pay all amounts due in accordance with the contractual terms. These loans are evaluated for impairment individually by Management. Management considers an originated loan to be impaired when it is probable we will be unable to collect all amounts due according to the contractual terms of the loan agreement. When the fair value of the impaired loan is less than the recorded investment in the loan, the difference is recorded as an impairment through the establishment of a specific allowance. For loans determined to be impaired, the extent of the impairment is measured based on the present value of expected future cash flows discounted at the loan's effective interest rate at origination (for originated loans), based on the loan's observable market price, or based on the fair value of the collateral if the loan is collateral dependent or if foreclosure is imminent. Generally, with problem credits that are collateral dependent, we obtain appraisals of the collateral at least annually. We may obtain appraisals more frequently if we believe the collateral value is subject to market volatility, if a specific event has occurred to the collateral, or if we believe foreclosure is imminent.

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

Page-56

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

Beginning with the quarter ended March 31, 2016, Management enhanced its methodology for determining the quantitative and qualitative risk factors assigned to unimpaired loans in order to capture historical loss information at the loan level, track loss migration through risk grade deterioration, increase efficiencies related to performing the calculations, and refine how we incorporate environmental and other unique risk elements into our estimation of credit losses. The changes in methodology did not result in a material difference in general allowances. Prior to March 31, 2016, under the Bank's allowance model, each segment was assigned a quantitative loss factor that was primarily based on a rolling twenty-quarter look-back at our historical losses for that particular segment, as well as a number of other assumptions. Under the current methodology, the quantitative risk factor for each segment utilizes the greater of either the historical loss method or migration analysis loss method based on loss history beginning March 2010.

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

Page-57

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

Transfers of Financial Assets: We have entered into certain participation agreements with other organizations. We account for these transfers of financial assets as sales when control over the transferred financial assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets and liabilities have been isolated from us, (2) the transferee has the right to pledge or exchange the assets (or beneficial interests) it received, free of conditions that constrain it from taking advantage of that right, beyond a trivial benefit and (3) we do not maintain effective control over the transferred financial assets or third-party beneficial interests related to those transferred assets. No gain or loss has been recognized by us on the sale of these participation interests in 2017, 2016 and 2015.

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

Business Combinations: Business combinations are accounted for under the acquisition method of accounting in accordance with ASC 805, Business Combinations. Under the acquisition method the acquiring entity in a business combination recognizes the acquired assets and assumed liabilities at their estimated fair values as of the date of acquisition. Any excess of the purchase price over the fair value of net assets and other identifiable intangible assets acquired is recorded as goodwill. To the extent the fair value of net assets acquired, including other identifiable assets, exceed the purchase price, a bargain purchase gain is recognized. Assets acquired and liabilities assumed from contingencies must also be recognized at fair value, if the fair value can be determined during the measurement period. Results of operations of an acquired business are included in the consolidated statements of operations from the date of acquisition. Acquisition-related costs, including conversion and restructuring charges, are expensed as incurred.

Goodwill and Other Intangible Assets: Goodwill is determined as the excess of the fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill that arises from a business combination is periodically evaluated for impairment at the reporting unit level, at least annually. Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values. Core deposit intangible ("CDI") represents the estimated future benefit of deposits related to an acquisition and is booked separately from the related deposits and evaluated periodically for impairment. The CDI asset is amortized on an accelerated method over its estimated useful life of ten years. At December 31, 2017, the future estimated amortization expense for the CDI arising from our past acquisitions is as follows:

(in thousands)	2018	2019	2020	2021	2022	Thereafter	Total
Core deposit intangible amortization	$921	$887	$853	$818	$782	$2,231	$6,492

We make a qualitative assessment of whether it is more likely than not that the fair value of a reporting unit where goodwill is assigned is less than its carrying amount. If we conclude that it is more likely than not that the fair value is more than its carrying amount, no impairment is recorded. Goodwill is tested for impairment on an interim basis if circumstances change or an event occurs between annual tests that would more likely than not reduce the fair value

Page-58

of the reporting unit below its carrying amount. The qualitative assessment includes adverse events or circumstances identified that could negatively affect the reporting units’ fair value as well as positive and mitigating events. Such indicators may include, among others, a significant change in legal factors or in the general business climate, significant change in our stock price and market capitalization, unanticipated competition, and an action or assessment by a regulator. If the fair value of a reporting unit is less than its carrying amount, an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value is recognized. The loss recognized should not exceed the total amount of goodwill allocated to that reporting unit.

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

Investments in Low Income Housing Tax Credit Funds: We have invested in limited partnerships that were formed to develop and operate affordable housing projects for low or moderate-income tenants throughout California. Our ownership in each limited partnership is less than two percent. We account for the investments in qualified affordable housing tax credit funds using the proportional amortization method, where the initial cost of the investment is amortized in proportion to the tax credits and other tax benefits received and the net investment performance is recognized as part of income tax expense (benefit). Each of the partnerships must meet the regulatory minimum requirements for affordable housing for a minimum 15-year compliance period to fully utilize the tax credits. If the partnerships cease to qualify during the compliance period, the credit may be denied for any period in which the project is not in compliance and a portion of the credit previously taken is subject to recapture with interest. We record an impairment charge if the value of the future tax benefits is less than the carrying value of the investments.

Employee Stock Ownership Plan (“ESOP”): We recognize compensation cost of the ESOP contribution when funds become committed for the purchase of Bancorp's common shares into the ESOP in the year in which the employees render service entitling them to the contribution. If we contribute stock, the compensation cost is the fair value of the shares when they are committed to be released (i.e., when the number of shares becomes known and formally approved). In 2017, the Bank made only stock contributions to the ESOP. In 2016 and 2015, the Bank made only cash contributions to the ESOP without leveraging.

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

Page-59

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

Earnings per share (“EPS”) are based upon the weighted average number of common shares outstanding during each year. The following table shows: 1) weighted average basic shares, 2) potentially dilutive weighted average common shares related to stock options, unvested restricted stock awards and stock warrant, and 3) weighted average diluted shares. Basic EPS are calculated by dividing net income by the weighted average number of common shares outstanding during each annual period, excluding unvested restricted stock awards. Diluted EPS are calculated using the weighted average number of potentially dilutive common shares. The number of potentially dilutive common shares included in year-to-date diluted EPS is a year-to-date weighted average of potentially dilutive common shares included in each quarterly diluted EPS computation. In computing diluted EPS, we exclude anti-dilutive shares such as options whose exercise prices exceed the current common stock price as they would not reduce EPS under the treasury method. We have two forms of our outstanding common stock: common stock and unvested restricted stock awards. Holders of unvested restricted stock awards receive non-forfeitable dividends at the same rate as common shareholders and they both share equally in undistributed earnings. Under the two-class method, the difference in EPS is nominal for these participating securities.

(in thousands, except per share data)	2017	2016	2015
Weighted average basic shares outstanding	6,196	6,073	5,966
Potentially dilutive common shares related to:
Stock options	62	34	41
Unvested restricted stock awards	15	8	5
Warrant	—	—	53
Weighted average diluted shares outstanding	6,273	6,115	6,065
Net income	$15,976	$23,134	$18,441
Basic EPS	$2.58	$3.81	$3.09
Diluted EPS	$2.55	$3.78	$3.04
Weighted average anti-dilutive shares not included in the calculation of diluted EPS	21	64	36

Page-60

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

Income taxes: We have recorded excess tax benefits (deficiencies) resulting from the exercise of non-qualified stock options, the disqualifying disposition of incentive stock options and vesting of restricted stock awards as tax benefits (expense) in the consolidated statements of comprehensive income with a corresponding decrease (increase) to current taxes payable. Prior to the adoption of this ASU, excess tax benefits (deficiencies) were recognized as an increase (decrease) to common stock in the consolidated statements of changes in stockholders' equity. In addition, we have reflected excess tax benefits as an operating activity in the consolidated statements of cash flows. Prior to the adoption of this ASU, excess tax benefits were reflected as a financing activity. We applied the amendment prospectively and did not reclassify cash flows from operating and financing activities in the prior period consolidated financial statements. For the year ended December 31, 2017, we recognized $214 thousand in excess tax benefits recorded as a reduction to income tax expense.

Statutory tax withholding: Cash paid for tax withholdings when shares are surrendered in a cashless stock option exchange has been classified as a financing activity in the consolidated statements of cash flows. There were no shares surrendered for tax withholdings prior to the adoption of ASU 2016-09.

Derivative Financial Instruments and Hedging Activities - Fair Value Hedges: All of our interest rate swap contracts are designated and qualified as fair value hedges. The terms of our interest rate swap contracts are closely aligned to the terms of the designated fixed-rate loans. The hedging relationships are tested for effectiveness on a quarterly basis. The interest rate swaps are carried on the consolidated statements of condition at their fair value in other assets (when the fair value is positive) or in other liabilities (when the fair value is negative). The changes in the fair value of the interest rate swaps are recorded in interest income. The unrealized gains or losses due to changes in fair value of the hedged fixed-rate loans are recorded as an adjustment to the hedged loans and offset in interest income. For derivative instruments executed with the same counterparty under a master netting arrangement, we do not offset fair value amounts of interest rate swaps in liability positions with the ones in asset positions.

Page-61

From time to time, we make firm commitments to enter into long-term fixed-rate loans with borrowers backed by yield maintenance agreements and simultaneously enter into forward interest rate swap agreements with correspondent banks to mitigate the change in fair value of the yield maintenance agreement. Prior to loan funding, yield maintenance agreements with net settlement features that meet the definition of a derivative are considered as non-designated hedges and are carried on the consolidated statements of condition at their fair value in other assets (when the fair value is positive) or in other liabilities (when the fair value is negative). The offsetting changes in the fair value of the forward swap and the yield maintenance agreement are recorded in interest income. When the fixed-rate loans are originated, the forward swaps are designated to offset the change in fair value in the loans. Subsequent to the point of the swap designations, the fair value of the related yield maintenance agreements at the designation date was recorded in other assets and is amortized using the effective yield method over the life of the respective designated loans.

The net effect of the change in fair value of interest rate swaps, the amortization of the yield maintenance agreement and the change in the fair value of the hedged loans result in an insignificant amount of hedge ineffectiveness recognized in interest income. For further detail, see Note 14, Derivative Financial Instruments and Hedging Activities.

Advertising Costs are expensed as incurred. For the years ended December 31, 2017, 2016, and 2015, advertising costs totaled $567 thousand, $565 thousand, and $334 thousand, respectively.

Comprehensive Income includes net income, changes in the unrealized gains or losses on available-for-sale investment securities, and amortization of net unrealized gains or losses on securities transferred from available-for-sale to held-to-maturity, net of related taxes, reported on the consolidated statements of comprehensive income and as components of stockholders' equity.

Fair Value Measurements: We use fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. We base our fair values on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Securities available-for-sale and derivatives are recorded at fair value on a recurring basis. Additionally, from time to time, we may be required to record certain assets and liabilities at fair value on a non-recurring basis, such as purchased loans and acquired deposits recorded at acquisition date, certain impaired loans, other real estate owned and securities held-to-maturity that are other-than-temporarily impaired. These non-recurring fair value adjustments typically involve write-downs of individual assets due to application of lower-of-cost or market accounting.

When we develop our fair value measurement process, we maximize the use of observable inputs. Whenever there is no readily available market data, we use our best estimates and assumptions in determining fair value, but these estimates involve inherent uncertainties and the application of Management's judgment. As a result, if other assumptions had been used, our recorded earnings or disclosures could have been materially different from those reflected in these consolidated financial statements.

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

Recently Issued Accounting Standards

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU is a converged standard involving FASB and International Financial Reporting Standards that provides a single comprehensive revenue recognition model for all contracts with customers across transactions and industries. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount and at a time that reflects the consideration to which the entity expects to be

Page-62

entitled in exchange for those goods or services. Subsequent updates related to Revenue from Contracts with Customers (Topic 606) are as follows:

•
August 2015 ASU No. 2015-14 - Deferral of the Effective Date, institutes a one-year deferral of the effective date of this amendment to interim and annual reporting periods beginning after December 15, 2017. Early application is permitted only as of annual periods beginning after December 15, 2016, including interim reporting periods within that reporting period.

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

•
Eliminates the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is currently required to be disclosed for financial instruments measured at amortized cost on the consolidated balance sheet.

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

Page-63

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The amendments in this ASU intend to increase transparency and comparability among organizations by recognizing an asset, which represents the right to use the asset for the lease term, and a lease liability, which is a lessee's obligation to make lease payments measured on a discounted basis. This ASU generally applies to leasing arrangements exceeding a twelve month term. ASU 2016-02 is effective for annual periods, including interim periods within those annual periods beginning after December 15, 2018 and requires a modified retrospective method of adoption. Early application of the amendments is permitted. We intend to adopt this ASU during the first quarter of 2019, as required, and are continuing to evaluate our lease agreements and potential accounting software solutions as they become available. As of December 31, 2017, our undiscounted operating lease obligations that were off-balance sheet totaled $18.8 million (See Note 12, Commitments and Contingencies). Upon adoption of this ASU, the present values of leases currently classified as operating leases will be recognized as lease assets and liabilities on our consolidated balance sheets. Additional disclosures of key information about our leasing arrangements will also be required. We do not expect that the ASU will have a material impact on our capital ratios or return on average assets when adopted and we are currently evaluating the effect that the ASU will have on other components of our financial condition and results of operations.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. Under the new guidance, entities will be required to measure expected credit losses by utilizing forward-looking information to assess an entity's allowance for credit losses. The measurement of expected credit losses will be based on historical experience, current conditions and reasonable and supportable forecasts that affect the collectability of a credit over its remaining life. In addition, the ASU amends the accounting for potential credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We have formed an internal Current Expected Credit Loss ("CECL") committee and are working with our third party vendor to determine the appropriate methodologies and resources to utilize in preparation for transition to the new accounting standards.

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

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. This amendment changes both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. It is intended to more closely align hedge accounting with companies' risk management strategies, simplify the application of hedge accounting, and increase

Page-64

transparency as to the scope and results of hedging programs. The ASU is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The amended presentation and disclosure guidance will be required prospectively. We expect this amendment to affect the presentation of our hedging activities, but we do not expect it to have a material impact on our financial condition or results of operations.

In February 2018, the FASB issued ASU No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This amendment helps organizations address certain stranded income tax effects in accumulated other comprehensive income (AOCI) resulting from the enactment of the Tax Cuts and Jobs Act of 2017. The ASU requires financial statement preparers to disclose a description of the accounting policy for releasing income tax effects from AOCI, whether they elect to reclassify the stranded income tax effects from the Tax Cuts and Jobs Act of 2017 and information about the other income tax effects that are reclassified. The amendments are effective for all organizations for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The amendments in this ASU should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate tax rate in the Tax Cuts and Jobs Act of 2017 is recognized. We are early adopting this ASU in the first quarter of 2018 by reclassifying $637 thousand from AOCI to retained earnings. This amount represents the stranded income tax effects related to the unrealized loss on available-for-sale securities in AOCI on the date of the enactment of the Tax Cuts and Jobs Act of 2017.

Note 2:  Investment Securities

Our investment securities portfolio consists of obligations of state and political subdivisions, corporate bonds, U.S. government agency securities, including mortgage-backed securities (“MBS”) and collateralized mortgage obligations (“CMOs”) issued or guaranteed by Federal National Mortgage Association ("FNMA"), Federal Home Loan Mortgage Corporation ("FHLMC"), or Government National Mortgage Association ("GNMA"), Small Business Administration ("SBA") backed securities, debentures issued by government-sponsored agencies such as FNMA, Federal Farm Credit Bureau, FHLB and FHLMC, as well as privately issued CMOs, as reflected in the table below:

	December 31, 2017				December 31, 2016
	Amortized	Fair	Gross Unrealized		Amortized	Fair	Gross Unrealized
(in thousands)	Cost	Value	Gains	(Losses)	Cost	Value	Gains	(Losses)
Held-to-maturity:
Obligations of state and political subdivisions	$19,646	$19,998	$383	$(31)	$30,856	$31,544	$694	$(6)
Corporate bonds	—	—	—	—	3,519	3,518	—	(1)
MBS pass-through securities issued by FHLMC and FNMA	100,376	100,096	234	(514)	10,063	10,035	126	(154)
CMOs issued by FHLMC	31,010	30,938	2	(74)	—	—	—	—
Total held-to-maturity	151,032	151,032	619	(619)	44,438	45,097	820	(161)
Available-for-sale:
Securities of U.S. government agencies:
MBS pass-through securities issued by FHLMC and FNMA	65,559	65,262	126	(423)	193,384	189,959	145	(3,570)
SBA-backed securities	25,979	25,982	58	(55)	614	607	—	(7)
CMOs issued by FNMA	35,340	35,125	33	(248)	13,790	13,772	91	(109)
CMOs issued by FHLMC	70,514	69,889	3	(628)	43,452	42,758	37	(731)
CMOs issued by GNMA	17,953	17,785	26	(194)	6,844	6,945	102	(1)
Debentures of government- sponsored agencies	12,940	12,938	3	(5)	35,486	35,403	7	(90)
Privately issued CMOs	1,432	1,431	1	(2)	419	419	1	(1)
Obligations of state and political subdivisions	98,027	97,491	298	(834)	79,306	77,701	135	(1,740)
Corporate bonds	6,541	6,564	26	(3)	4,959	5,016	57	—
Total available-for-sale	334,285	332,467	574	(2,392)	378,254	372,580	575	(6,249)
Total investment securities	$485,317	$483,499	$1,193	$(3,011)	$422,692	$417,677	$1,395	$(6,410)

Page-65

The amortized cost and fair value of investment debt securities by contractual maturity at December 31, 2017 are shown below. Expected maturities may differ from contractual maturities if the issuers of the securities have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2017				December 31, 2016
	Held-to-Maturity		Available-for-Sale		Held-to-Maturity		Available-for-Sale
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$2,151	$2,172	$10,268	$10,272	$13,473	$13,506	$20,136	$20,109
After one but within five years	15,577	15,791	71,576	71,237	16,706	17,150	58,334	58,267
After five years through ten years	54,641	54,554	129,723	128,954	3,000	3,125	113,576	110,842
After ten years	78,663	78,515	122,718	122,004	11,259	11,316	186,208	183,362
Total	$151,032	$151,032	$334,285	$332,467	$44,438	$45,097	$378,254	$372,580

Sales of investment securities and gross gains and losses are shown in the following table.

(in thousands)	2017	2016	2015
Available-for-sale:
Sales proceeds	$55,408	$68,673	$2,099
Gross realized gains	$46	$458	$7
Gross realized losses	$(231)	$(64)	$(1)
Held-to-maturity:
Sales proceeds	$—	$1,265	$1,015
Gross realized gains	$—	$32	$73
Gross realized losses	$—	$—	$—

Pledged investment securities are shown in the following table:

(in thousands)	December 31, 2017	December 31, 2016
Pledged to the State of California:
Secure public deposits in compliance with the Local Agency Security Program	$107,829	$108,304
Collateral for trust deposits	761	822
Total investment securities pledged to the State of California	$108,590	$109,126
Collateral for Wealth Management and Trust Services ("WMTS') checking account	$2,026	$2,146

As part of our ongoing review of our investment securities portfolio, we reassessed the classification of certain MBS pass-through and CMOs securities issued by FHLMC and FNMA. During 2017, we transferred $129 million of these securities, which we intend and have the ability to hold to maturity, from available-for-sale securities to held-to-maturity at fair value. The net unrealized pre-tax losses of $3.0 million at the date of transfer remained in accumulated other comprehensive income and are amortized over the remaining lives of the securities. Amortization of the net unrealized pre-tax losses totaled $426 thousand in 2017, and $21 thousand and $61 thousand in 2016 and 2015, respectively, for securities transferred from available-for-sale to held-to-maturity in 2014. There were no securities transferred from available-for-sale to held to maturity in 2016 or 2015.

Other-Than-Temporarily Impaired ("OTTI") Debt Securities

We have evaluated the credit of our investment securities and their issuers and/or insurers. Based on our evaluation, Management has determined that no investment security in our investment portfolio is other-than-temporarily impaired as of December 31, 2017. We do not have the intent and it is more likely than not that we will not have to sell the remaining securities temporarily impaired at December 31, 2017 before recovery of the amortized cost basis.

Page-66

There were 198 and 134 securities in unrealized loss positions at December 31, 2017 and 2016, respectively. Those securities are summarized and classified according to the duration of the loss period in the tables below:

December 31, 2017	< 12 continuous months		≥ 12 continuous months		Total securities in a loss position
(in thousands)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
Held-to-maturity:
MBS pass-through securities issued by FHLMC and FNMA	$16,337	$(143)	$46,845	$(371)	$63,182	$(514)
Obligations of state and political subdivisions	3,648	(31)	—	—	3,648	(31)
CMOs issued by FHLMC	11,066	(31)	13,824	(43)	24,890	(74)
Total held-to-maturity	31,051	(205)	60,669	(414)	91,720	(619)
Available-for-sale:
MBS pass-through securities issued by FHLMC and FNMA	32,189	(121)	15,325	(302)	47,514	(423)
SBA-backed securities	11,028	(53)	165	(2)	11,193	(55)
CMOs issued by FNMA	26,401	(171)	5,440	(77)	31,841	(248)
CMOs issued by FHLMC	69,276	(628)	—	—	69,276	(628)
CMOs issued by GNMA	14,230	(194)	—	—	14,230	(194)
Debentures of government-sponsored agencies	2,984	(5)	—	—	2,984	(5)
Obligations of state and political subdivisions	52,197	(288)	19,548	(546)	71,745	(834)
Corporate bonds	3,060	(3)			3,060	(3)
Privately issued CMO's	1,310	(2)	—	—	1,310	(2)
Total available-for-sale	212,675	(1,465)	40,478	(927)	253,153	(2,392)
Total temporarily impaired securities	$243,726	$(1,670)	$101,147	$(1,341)	$344,873	$(3,011)

December 31, 2016	< 12 continuous months		> 12 continuous months		Total securities in a loss position
(in thousands)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
Held-to-maturity:
MBS pass-through securities issued by FHLMC and FNMA	$2,250	$(154)	$—	$—	$2,250	$(154)
Obligations of state and political subdivisions	3,362	(6)	—	—	3,362	(6)
Corporate bonds	3,518	(1)	—	—	3,518	(1)
Total held-to-maturity	9,130	(161)	—	—	9,130	(161)
Available-for-sale:
MBS pass-through securities issued by FHLMC and FNMA	161,409	(3,570)	—	—	161,409	(3,570)
SBA-backed securities	607	(7)	—	—	607	(7)
CMOs issued by FNMA	9,498	(109)	—	—	9,498	(109)
CMOs issued by FHLMC	31,545	(731)	—	—	31,545	(731)
CMOs issued by GNMA	1,583	(1)	—	—	1,583	(1)
Debentures of government- sponsored agencies	19,951	(38)	9,946	(52)	29,897	(90)
Obligations of state and political subdivisions	59,567	(1,740)	—	—	59,567	(1,740)
Corporate bonds	154	(1)	—	—	154	(1)
Total available-for-sale	284,314	(6,197)	9,946	(52)	294,260	(6,249)
Total temporarily impaired securities	$293,444	$(6,358)	$9,946	$(52)	$303,390	$(6,410)

Page-67

As of December 31, 2017, fifty-five investment securities in our portfolio had been in a continuous loss position for twelve months or more. They consisted of thirty-two obligations of U.S. state and political subdivisions, four CMOs issued by FHLMC, three CMOs issued by FNMA and sixteen agency MBS securities. We have evaluated each issuer's financial information as well as credit enhancement and guarantees, and believe that the decline in fair value is primarily driven by factors other than credit. It is probable that we will be able to collect all amounts due according to the contractual terms and no other-than-temporary impairment exists on these securities. Based upon our assessment of the credit fundamentals, we concluded that these securities were not other-than-temporarily impaired at December 31, 2017.

There were one hundred forty-three investment securities in our portfolio that had been in temporary loss positions for less than twelve months as of December 31, 2017, and their temporary loss positions mainly arose from changes in interest rates since purchase. They consisted of eighty-one obligations of U.S. state and political subdivisions, five corporate bonds, sixteen agency MBS securities, thirty-four agency CMOs, two privately issued CMOs and five debentures of government-sponsored agencies. Securities of government-sponsored agencies are supported by the U.S. Federal Government, which protects us from credit losses. Other temporarily impaired securities are deemed creditworthy after internal analysis of the issuers' latest financial information and credit enhancement. Additionally, all are rated as investment grade by at least one major rating agency. As a result of this impairment analysis, we concluded that these securities were not other-than-temporarily impaired at December 31, 2017.

Non-Marketable Securities

As a member of the FHLB, we are required to maintain a minimum investment in FHLB capital stock determined by the Board of Directors of the FHLB. The minimum investment requirements can increase in the event we increase our total asset size or borrowings with the FHLB. Shares cannot be purchased or sold except between the FHLB and its members at the $100 per share par value. We held $11.1 million and $10.2 million of FHLB stock recorded at cost in other assets on the consolidated statements of condition at December 31, 2017 and 2016, respectively. The carrying amounts of these investments are reasonable estimates of fair value because the securities are restricted to member banks and they do not have a readily determinable market value. Management does not believe that the FHLB stock is other-than-temporarily-impaired, due to FHLB's current financial position. On February 21, 2018, FHLB announced a cash dividend for the fourth quarter of 2017 at an annualized dividend rate of 7.00% to be distributed in mid-March 2018. Cash dividends paid on FHLB capital stock are recorded as non-interest income.

As a member bank of Visa U.S.A., we hold 16,939 shares of Visa Inc. Class B common stock with a carrying value of zero, which is equal to our cost basis. These shares are restricted from resale until their conversion into Class A (voting) shares upon the termination of Visa Inc.'s Covered Litigation escrow account. As a result of the restriction, these shares are not considered available-for-sale and are not carried at fair value. When converting this Class B common stock to Class A common stock under the conversion rate of 1.6483, as of the latest SEC Form 10-Q filed by Visa, Inc. on February 1, 2018, and the closing stock price of Class A shares, the value of our shares of Class B common stock would have been $3.2 million and $2.2 million at December 31, 2017 and 2016, respectively. The conversion rate is subject to further reduction upon the final settlement of the covered litigation against Visa Inc. and its member banks. See Note 12, Commitments and Contingencies herein.

We invest in low income housing tax credit funds as a limited partner, which totaled $2.1 million and $2.5 million recorded in other assets as of December 31, 2017 and 2016, respectively. In 2017, we recognized $332 thousand of low income housing tax credits and other tax benefits, net of $331 thousand of amortization expense of low income housing tax credit investment, as a component of income tax expense. As of December 31, 2017, our unfunded commitments for these low income housing tax credit funds totaled $546 thousand. We did not recognize any impairment losses on these low income housing tax credit investments during 2017 or 2016, as the value of the future tax benefits exceeds the carrying value of the investments.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 was signed into law, which reduces the federal corporate income tax rate from 35% to 21% for tax years beginning 2018. Due to the tax rate change, we revised the amortization schedule according to the proportional amortization method for the tax deduction benefits on these low income housing tax credit investments starting in 2018 using the 21% federal tax rate and recorded a catch-up amortization expense of $67 thousand in 2017 as a component of income tax expense.

Page-68

Note 3:  Loans and Allowance for Loan Losses

Credit Quality of Loans

Virtually all of our loans are from customers located in California, primarily in Marin, Alameda, Sonoma, San Francisco and Napa counties. Approximately 87% and 85% of total loans were secured by real estate at December 31, 2017 and 2016, respectively. At December 31, 2017, 67% of our loans were for commercial real estate, 85% of which were secured by real estate located in Marin, Sonoma, Alameda, San Francisco and Napa counties (California).

The following table shows outstanding loans by class and payment aging as of December 31, 2017 and 2016.

Loan Aging Analysis by Class
(in thousands)	Commercial and industrial	Commercial real estate, owner-occupied	Commercial real estate, investor	Construction	Home equity	Other residential [1]	Installment and other consumer	Total
December 31, 2017
30-59 days past due	$—	$—	$—	$—	$99	$255	$330	$684
60-89 days past due	1,340	—	—	—	—	—	—	1,340
90 days or more past due	—	—	—	—	307	—	—	307
Total past due	1,340	—	—	—	406	255	330	2,331
Current	234,495	300,963	822,984	63,828	132,061	95,271	27,080	1,676,682
Total loans [3]	$235,835	$300,963	$822,984	$63,828	$132,467	$95,526	$27,410	$1,679,013
Non-accrual loans [2]	$—	$—	$—	$—	$406	$—	$—	$406
December 31, 2016
30-59 days past due	$283	$—	$—	$—	$77	$—	$2	$362
60-89 days past due	—	—	—	—	—	—	49	49
90 days or more past due	—	—	—	—	91	—	—	91
Total past due	283	—	—	—	168	—	51	502
Current	218,332	247,713	724,228	74,809	117,039	78,549	25,444	1,486,114
Total loans [3]	$218,615	$247,713	$724,228	$74,809	$117,207	$78,549	$25,495	$1,486,616
Non-accrual loans [2]	$—	$—	$—	$—	$91	$—	$54	$145
1 Our residential loan portfolio does not include sub-prime loans, nor is it our practice to underwrite loans commonly referred to as "Alt-A mortgages," the characteristics of which are loans lacking full documentation, borrowers having low FICO scores or higher loan-to-value ratios.

2 There were three purchased credit impaired ("PCI") loans with unpaid balances totaling $131 thousand and no carrying values that had stopped accreting interest at December 31, 2017. There were no PCI loans that had stopped accreting interest at December 31, 2016. Amounts exclude accreting PCI loans of $2.1 million and $2.9 million at December 31, 2017 and 2016, respectively, as we have a reasonable expectation about future cash flows to be collected and we continue to recognize accretable yield on these loans in interest income. There were no accruing loans past due more than ninety days at December 31, 2017 or 2016.

3 Amounts include net deferred loan origination costs of $818 thousand and $883 thousand at December 31, 2017 and 2016, respectively. Amounts are also net of unaccreted purchase discounts on non-PCI loans of $1.2 million and $1.8 million at December 31, 2017 and 2016, respectively.

Our commercial loans are generally made to established small and mid-sized businesses to provide financing for their growth and working capital needs, equipment purchases and acquisitions.  Management examines historical, current, and projected cash flows to determine the ability of the borrower to repay obligations as agreed. Commercial loans are made based primarily on the identified cash flows of the borrower and secondarily on the underlying collateral and guarantor support. The cash flows of borrowers, however, may not occur as expected, and the collateral securing these loans may fluctuate in value. Most commercial and industrial loans are secured by the assets being financed, such as accounts receivable and inventory, and typically include a personal guarantee. We target stable businesses with guarantors who provide additional sources of repayment and have proven to be resilient in periods of economic stress.

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

Page-69

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

The following table represents an analysis of the carrying amount in loans, net of deferred fees and costs and purchase premiums or discounts, by internally assigned risk grades, including PCI loans, at December 31, 2017 and 2016.

Page-70

Credit Risk Profile by Internally Assigned Risk Grade
(in thousands)	Commercial and industrial	Commercial real estate, owner-occupied	Commercial real estate, investor	Construction	Home equity	Other residential	Installment and other consumer	Purchased credit-impaired	Total
December 31, 2017
Pass	$214,636	$281,104	$818,570	$60,859	$130,558	$95,526	$27,287	$1,325	$1,629,865
Special Mention	9,318	9,284	1,850	—	—	—	—	790	21,242
Substandard	11,816	9,409	1,774	2,969	1,815	—	123	—	27,906
Total loans	$235,770	$299,797	$822,194	$63,828	$132,373	$95,526	$27,410	$2,115	$1,679,013
December 31, 2016
Pass	$201,987	$234,849	$720,417	$71,564	$115,680	$78,549	$25,083	$2,920	$1,451,049
Special Mention	9,197	4,799	607	—	1,334	—	—	—	15,937
Substandard	7,391	6,993	1,498	3,245	91	—	412	—	19,630
Total loans	$218,575	$246,641	$722,522	$74,809	$117,105	$78,549	$25,495	$2,920	$1,486,616

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

There were no loans removed from TDR designation during 2017 or 2016. During 2015, five loans with a recorded investment totaling $1.6 million were removed from TDR designation, after meeting all of the conditions noted above.

The following table summarizes the carrying amount of TDR loans by loan class as of December 31, 2017 and December 31, 2016.

(in thousands)	As of
Recorded investment in Troubled Debt Restructurings [1]	December 31, 2017	December 31, 2016
Commercial and industrial	$2,165	$2,207
Commercial real estate, owner-occupied	6,999	6,993
Commercial real estate, investor	2,171	2,256
Construction	2,969	3,245
Home equity	347	625
Other residential	1,148	1,965
Installment and other consumer	721	877
Total	$16,520	$18,168
1 There were no TDR loans on non-accrual status at December 31, 2017 or December 31, 2016. Includes no acquired TDR loans as of December 31, 2017 or December 31, 2016.

The following table presents information for loans modified in a TDR during the presented periods, including the number of contracts modified, the recorded investment in the loans prior to modification, and the recorded investment in the loans at period end after being restructured. The table excludes fully charged-off TDR loans and loans modified in a TDR and subsequently paid-off during the years presented.

Page-71

(dollars in thousands)	Number of Contracts Modified	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment at Period End
TDRs modified during 2017:
Installment and other consumer	1	$50	$50	$47
TDRs modified during 2016:
Commercial real estate, investor	2	$1,830	$1,826	$1,752
Home equity [1]	1	87	222	245
Installment and other consumer	1	68	67	66
Total	4	$1,985	$2,115	$2,063
[1] The home equity line of credit modified in 2016 included debt consolidation, which increased the post-modification balance.
TDRs modified during 2015:
Commercial and industrial	7	$3,271	$3,251	$2,811

The modifications during 2017, 2016 and 2015 primarily involved maturity or payment extensions, interest rate concessions, renewals, and other changes to loan terms. During 2017, 2016 and 2015, there were no defaults on loans that had been modified in a TDR within the prior twelve-month period. We report defaulted TDRs based on a payment default definition of more than ninety days past due.

Impaired Loans

The following tables summarize information by class on impaired loans and their related allowances. Total impaired loans include non-accrual loans, accruing TDR loans and accreting PCI loans that have experienced post-acquisition declines in cash flows expected to be collected.

(in thousands)	Commercial and industrial	Commercial real estate, owner-occupied	Commercial real estate, investor	Construction	Home equity	Other residential	Installment and other consumer	Total
December 31, 2017
Recorded investment in impaired loans:
With no specific allowance recorded	$309	$—	$—	$2,689	$406	$995	$46	$4,445
With a specific allowance recorded	1,856	6,999	2,171	280	347	153	675	12,481
Total recorded investment in impaired loans	$2,165	$6,999	$2,171	$2,969	$753	$1,148	$721	$16,926
Unpaid principal balance of impaired loans	$2,278	$6,993	$2,168	$2,963	$750	$1,147	$720	$17,019
Specific allowance	$50	$188	$159	$7	$6	$1	$102	$513
Average recorded investment in impaired loans during 2017	$2,113	$6,998	$2,842	$3,132	$679	$1,324	$841	$17,929
Interest income recognized on impaired loans during 2017 [1]	$202	$266	$87	$147	$24	$62	$37	$825
December 31, 2016
Recorded investment in impaired loans:
With no specific allowance recorded	$315	$—	$—	$2,692	$91	$1,008	$103	$4,209
With a specific allowance recorded	1,892	6,993	2,256	553	624	957	829	14,104
Total recorded investment in impaired loans	$2,207	$6,993	$2,256	$3,245	$715	$1,965	$932	$18,313
Unpaid principal balance of impaired loans	$2,177	$6,993	$2,252	$3,238	$713	$1,965	$932	$18,270
Specific allowance	$285	$163	$375	$8	$7	$55	$98	$991
Average recorded investment in impaired loans during 2016	$3,514	$7,069	$2,950	$3,242	$945	$1,988	$1,127	$20,835
Interest income recognized on impaired loans during 2016 [1]	$175	$199	$1,514	$137	$60	$90	$48	$2,223
Average recorded investment in impaired loans during 2015	$4,237	$7,886	$2,833	$4,164	$602	$2,028	$1,523	$23,273
Interest income recognized on impaired loans during 2015 [1]	$238	$295	$33	$86	$18	$92	$64	$826
[1] Interest income recognized on a cash basis totaled $100 thousand in 2017 and was primarily related to the pay-off of a commercial non-accrual PCI loan in the fourth quarter. Interest income recognized on a cash basis totaled $1.4 million in 2016 and was primarily related to the interest recovery upon the pay-off of a partially charged off non-accrual commercial real estate loan during the third quarter. No interest income on impaired loans was recognized on a cash basis in 2015.

Management monitors delinquent loans continuously and identifies problem loans, generally loans graded substandard or worse, loans on non-accrual status and loans modified in a TDR, to be evaluated individually for impairment testing.

Page-72

Generally, the recorded investment in impaired loans is net of any charge-offs from estimated losses related to specifically-identified impaired loans when they are deemed uncollectible. There were no charged-off portions of impaired loans outstanding at December 31, 2017 and 2016. In addition, the recorded investment in impaired loans is net of purchase discounts or premiums on acquired loans and deferred fees and costs. At December 31, 2017 and 2016, outstanding commitments to extend credit on impaired loans, including performing loans to borrowers whose terms have been modified in TDRs, totaled $935 thousand and $1.6 million, respectively.

The following tables disclose activity in the allowance for loan losses ("ALLL") and the recorded investment in loans by class, as well as the related ALLL disaggregated by impairment evaluation method.

Allowance for Loan Losses Rollforward for the Year Ended
(in thousands)	Commercial and industrial	Commercial real estate, owner-occupied	Commercial real estate, investor	Construction	Home equity	Other residential	Installment and other consumer	Unallocated	Total
Year ended December 31, 2017
Beginning balance	$3,248	$1,753	$6,320	$781	$973	$454	$372	$1,541	$15,442
Provision (reversal)	584	541	155	(100)	58	82	3	(823)	500
Charge-offs	(289)	—	—	—	—	—	(4)	—	(293)
Recoveries	111	—	—	—	—	—	7	—	118
Ending balance	$3,654	$2,294	$6,475	$681	$1,031	$536	$378	$718	$15,767
Year ended December 31, 2016
Beginning balance	$3,023	$2,249	$6,178	$724	$910	$394	$425	$1,096	$14,999
Provision (reversal)	93	(476)	(2,014)	57	60	60	(75)	445	(1,850)
Charge-offs	(11)	(20)	—	—	—	—	(5)	—	(36)
Recoveries	143	—	2,156	—	3	—	27	—	2,329
Ending balance	$3,248	$1,753	$6,320	$781	$973	$454	$372	$1,541	$15,442
Year ended December 31, 2015
Beginning balance	$2,837	$1,924	$6,672	$839	$859	$433	$566	$969	$15,099
Provision (reversal)	(45)	325	(517)	724	48	(39)	(123)	127	500
Charge-offs	(5)	—	—	(839)	—	—	(20)	—	(864)
Recoveries	236	—	23	—	3	—	2	—	264
Ending balance	$3,023	$2,249	$6,178	$724	$910	$394	$425	$1,096	$14,999

Allowance for Loan Losses and Recorded Investment In Loans
(dollars in thousands)	Commercial and industrial	Commercial real estate, owner-occupied	Commercial real estate, investor	Construction	Home equity	Other residential	Installment and other consumer	Unallocated	Total
December 31, 2017
Ending ALLL related to loans collectively evaluated for impairment	$3,604	$2,106	$6,316	$674	$1,025	$535	$276	$718	$15,254
Ending ALLL related to loans individually evaluated for impairment	50	188	159	7	6	1	102	—	513
Ending ALLL related to purchased credit-impaired loans	—	—	—	—	—	—	—	—	—
Ending balance	$3,654	$2,294	$6,475	$681	$1,031	$536	$378	$718	$15,767
Recorded Investment:
Collectively evaluated for impairment	$233,605	$292,798	$820,023	$60,859	$131,620	$94,378	$26,689	$—	$1,659,972
Individually evaluated for impairment	2,165	6,999	2,171	2,969	753	1,148	721	—	16,926
Purchased credit-impaired	65	1,166	790	—	94	—	—	—	2,115
Total	$235,835	$300,963	$822,984	$63,828	$132,467	$95,526	$27,410	$—	$1,679,013
Ratio of allowance for loan losses to total loans	1.55%	0.76%	0.79%	1.07%	0.78%	0.56%	1.38%	NM	0.94%
Allowance for loan losses to non-accrual loans	NM	NM	NM	NM	254%	NM	NM	NM	3,883%
NM - Not Meaningful

Page-73

Allowance for Loan Losses and Recorded Investment In Loans
(dollars in thousands)	Commercial and industrial	Commercial real estate, owner-occupied	Commercial real estate, investor	Construction	Home equity	Other residential	Installment and other consumer	Unallocated	Total
December 31, 2016
Ending ALLL related to loans collectively evaluated for impairment	$2,963	$1,590	$5,945	$773	$966	$399	$274	$1,541	$14,451
Ending ALLL related to loans individually evaluated for impairment	285	163	375	8	7	55	98	—	991
Ending ALLL related to purchased credit-impaired loans	—	—	—	—	—	—	—	—	—
Ending balance	$3,248	$1,753	$6,320	$781	$973	$454	$372	$1,541	$15,442
Loans outstanding:
Collectively evaluated for impairment	$216,368	$239,648	$720,266	$71,564	$116,390	$76,584	$24,563	$—	$1,465,383
Individually evaluated for impairment	2,207	6,993	2,256	3,245	715	1,965	932	—	18,313
Purchased credit-impaired	40	1,072	1,706	—	102	—	—	—	2,920
Total	$218,615	$247,713	$724,228	$74,809	$117,207	$78,549	$25,495	$—	$1,486,616
Ratio of allowance for loan losses to total loans	1.49%	0.71%	0.87%	1.04%	0.83%	0.58%	1.46%	NM	1.04%
Allowance for loan losses to non-accrual loans	NM	NM	NM	NM	1,071%	NM	683%	NM	10,650%
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

The following table reflects the unpaid principal balance and related carrying value of PCI loans:

PCI Loans	December 31, 2017		December 31, 2016
(in thousands)	Unpaid Principal Balance	Carrying Value	Unpaid Principal Balance	Carrying Value
Commercial and industrial	$276	$65	$45	$40
Commercial real estate, owner occupied	1,297	1,166	1,344	1,072
Commercial real estate, investor	1,064	790	1,713	1,706
Construction	—	—	—	—
Home equity	231	94	248	102
Total purchased credit-impaired loans	$2,868	$2,115	$3,350	$2,920

The activities in the accretable yield, or income expected to be earned over the remaining lives of the PCI loans were as follows:

Accretable Yield	Years ended
(in thousands)	December 31, 2017	December 31, 2016	December 31, 2015
Balance at beginning of period	$1,476	$2,618	$4,027
Additions	109	—	—
Removals [1]	—	(778)	(914)
Accretion	(331)	(364)	(495)
Balance at end of period	$1,254	$1,476	$2,618
[1] Represents the accretable difference that is relieved when a loan exits the PCI population due to payoff, full charge-off, or transfer to repossessed assets, etc.

Page-74

Pledged Loans

Our FHLB line of credit is secured under terms of a blanket collateral agreement by a pledge of certain qualifying loans with unpaid principal balances of $887.9 million and $869.2 million at December 31, 2017 and 2016, respectively. In addition, we pledge a certain residential loan portfolio, which totaled $67.6 million and $54.6 million at December 31, 2017 and 2016, respectively, to secure our borrowing capacity with the Federal Reserve Bank of San Francisco (“FRBSF”). Also, see Note 7, Borrowings.

Related Party Loans

The Bank has, and expects to have in the future, banking transactions in the ordinary course of its business with directors, officers, principal shareholders and their businesses or associates. These transactions, including loans, are granted on substantially the same terms, including interest rates and collateral on loans, as those prevailing at the same time for comparable transactions with persons not related to us. Likewise, these transactions do not involve more than the normal risk of collectability or present other unfavorable features. During the first and fourth quarters of 2017, two new directors joined our Board of Directors resulting in the reclassification of existing loans to those directors and their businesses as related party status.

An analysis of net loans to related parties for each of the three years ended December 31, 2017, 2016 and 2015 is as follows:

(in thousands)	2017	2016	2015
Balance at beginning of year	$1,988	$2,562	$3,329
Additions	3,186	—	—
Advances	74	—	165
Repayments	(128)	(574)	(390)
Reclassified due to a change in borrower status	6,732	—	(542)
Balance at end of year	$11,852	$1,988	$2,562

Undisbursed commitments to related parties totaled $9.1 million and $1.1 million as of December 31, 2017 and 2016, respectively.

Note 4:  Bank Premises and Equipment

A summary of Bank premises and equipment at December 31 follows:

(in thousands)	2017	2016
Leasehold improvements	$14,937	$13,883
Furniture and equipment	11,113	10,627
Subtotal	26,050	24,510
Accumulated depreciation and amortization	(17,438)	(15,990)
Bank premises and equipment, net	$8,612	$8,520

The amount of depreciation and amortization totaled $1.9 million, $1.8 million, and $2.0 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Note 5:  Bank Owned Life Insurance

We own life insurance policies on the lives of certain officers designated by the Board of Directors to fund our employee benefit programs, and death benefits provided under the specific terms of these insurance policies are estimated to be $81.9 million at December 31, 2017. The benefits to employees' beneficiaries are limited to the employee's active service period. The investment in bank owned life insurance policies are reported in interest receivable and other assets at their cash surrender value of $38.1 million and $32.4 million at December 31, 2017 and 2016, respectively. The cash surrender value includes both the original premiums paid for the life insurance policies and the accumulated accretion of policy income since inception of the policies. Income of $845 thousand, $844 thousand and $814 thousand

Page-75

was recognized on the life insurance policies in 2017, 2016 and 2015, respectively. We regularly monitor the credit ratings of our insurance carriers to ensure that they comply with our policy.

Note 6:  Deposits

A stratification of time deposits at December 31, 2017 and 2016 is presented in the following table:

(in thousands)	December 31, 2017	December 31, 2016
Time deposits of less than $100 thousand	$39,361	$36,346
Time deposits of $100 thousand to $250 thousand	68,391	66,092
Time deposits of more than $250 thousand	52,364	49,025
Total time deposits	$160,116	$151,463

Interest on time deposits was $576 thousand, $743 thousand and $853 thousand in 2017, 2016 and 2015, respectively.

Scheduled maturities of time deposits at December 31, 2017 are presented as follows:

(in thousands)	2018	2019	2020	2021	2022	Thereafter	Total
Scheduled maturities of time deposits	$108,352	$13,000	$10,511	$18,976	$9,276	$1	$160,116

As of December 31, 2017, $107.8 million in securities held-to-maturity were pledged as collateral for our local agency deposits.

Our deposit portfolio includes deposits offered through the Promontory Interfinancial Network that are comprised of Certificate of Deposit Account Registry Service® ("CDARS") balances included in time deposits and Insured Cash Sweep® ("ICS") balances included in money market deposits. In addition, in 2016, we began offering deposits through Reich & Tang Deposit Networks, LLC, comprised of Demand Deposit MarketplaceSM ("DDM") balances, mostly in money market deposits. Through these two networks we are able to offer our customers access to FDIC-insured deposit products in aggregate amounts exceeding current insurance limits. When we place funds through CDARS, ICS and DDM, on behalf of a customer, we have the option of receiving matching deposits through the network's reciprocal deposit program. We consider the reciprocal deposits to be in-market deposits as distinguished from traditional out-of-market brokered deposits. We had $13.5 million and $15.1 million in CDARS and $41.0 million and $29.0 million in ICS balances in the reciprocal deposit program at December 31, 2017 and 2016, respectively. In addition, we had $29.2 million and $36.4 million in DDM balances in the reciprocal deposit program at December 31, 2017 and 2016, respectively. We also have the ability to place deposits through the networks for which we receive no matching deposits ("one-way" deposits). One-way CDARS and ICS deposits totaled $4.2 million and $361 thousand at December 31, 2017 and 2016, respectively.

The aggregate amount of deposit overdrafts that have been reclassified as loan balances was $224 thousand and $229 thousand at December 31, 2017 and 2016, respectively. Collectability of these overdrafts is subject to the same credit review process as other loans.

The Bank accepts deposits from shareholders, directors and employees in the normal course of business, and the terms are comparable to those with non-affiliated parties. The total deposits from directors and their businesses, and executive officers were $29.9 million and $7.3 million at December 31, 2017 and 2016, respectively.

Note 7: Borrowings

Federal Funds Purchased – The Bank had unsecured lines of credit with correspondent banks for overnight borrowings totaling $100.4 million at December 31, 2017 (including $8.4 million assumed from Bank of Napa) and $92.0 million at December 31, 2016.  In general, interest rates on these lines approximate the federal funds target rate. We had no overnight borrowings under these credit facilities at December 31, 2017 and December 31, 2016.

Federal Home Loan Bank Borrowings – As of December 31, 2017 and 2016, the Bank had lines of credit with the FHLB totaling $538.9 million and $513.7 million, respectively, based on eligible collateral of certain loans. There were no FHLB overnight borrowings at December 31, 2017 or 2016. On February 5, 2008, the Bank entered into a ten-year

Page-76

borrowing agreement under the same FHLB line of credit for $15.0 million at a fixed rate of 2.07%. On June 15, 2016, the Bank repaid the $15.0 million early and incurred a prepayment fee of $312 thousand recorded in interest expense. At December 31, 2017 and 2016, $538.9 million and $513.7 million, respectively, were remaining as available for borrowing from the FHLB.

Federal Reserve Line of Credit – The Bank has a line of credit with the FRBSF secured by certain residential loans.  At December 31, 2017 and 2016, the Bank had borrowing capacity under this line totaling $52.1 million and $43.1 million, respectively, and had no outstanding borrowings with the FRBSF.

As part of an acquisition, Bancorp assumed two subordinated debentures due to NorCal Community Bancorp Trusts I and II (the "Trusts"), established for the sole purpose of issuing trust preferred securities on September 22, 2003 and December 29, 2005, respectively. The subordinated debentures were recorded at fair values totaling $4.95 million at acquisition date with contractual values totaling $8.2 million. The difference between the contractual balance and the fair value at acquisition date is accreted into interest expense over the lives of the debentures. Accretion on the subordinated debentures totaled $153 thousand, $191 thousand and $210 thousand in 2017, 2016 and 2015, respectively. Bancorp has the option to defer payment of the interest on the subordinated debentures for a period of up to five years, as long as there is no default on the subordinated debentures. In the event of interest deferral, dividends to Bancorp common stockholders are prohibited. The trust preferred securities were sold and issued in private transactions pursuant to an exemption from registration under the Securities Act of 1933, as amended. Bancorp has guaranteed, on a subordinated basis, distributions and other payments due on trust preferred securities totaling $8.0 million issued by the Trusts, which have identical maturity, repricing and payment terms as the subordinated debentures.

The following is a summary of the contractual terms of the subordinated debentures due to the Trusts as of December 31, 2017:

(in thousands)
Subordinated debentures due to NorCal Community Bancorp Trust I on October 7, 2033 with interest payable quarterly, based on 3-month LIBOR plus 3.05%, repricing quarterly (4.41% as of December 31, 2017), redeemable, in whole or in part, on any interest payment date	$4,124
Subordinated debentures due to NorCal Community Bancorp Trust II on March 15, 2036 with interest payable quarterly, based on 3-month LIBOR plus 1.40%, repricing quarterly (2.99% as of December 31, 2017), redeemable, in whole or in part, on any interest payment date	4,124
Total	$8,248

Borrowings at December 31, 2017 and 2016 are summarized as follows:

	2017			2016
(dollars in thousands)	Carrying Value	Average Balance	Average Rate	Carrying Value	Average Balance	Average Rate
FHLB overnight borrowings	$—	$1	1.75%	$—	$5,383	0.42%
FHLB fixed-rate advances	$—	$—	—%	$—	$6,803	6.59%	[1]
Subordinated debentures	$5,739	$5,664	7.65%	$5,586	$5,493	7.80%
1 Average rate includes the impact of the $312 thousand prepayment fee in 2016 discussed above.

Note 8:  Stockholders' Equity and Stock Plans

Share-Based Awards

On May 11, 2010, our shareholders approved the 2010 Director Stock Plan to pay director fees in shares of Bancorp common stock up to 150,000 shares. In addition to cash compensation, we issued 2,878, 4,607 and 5,295 shares of common under the 2010 Director Stock Plan to directors in 2017, 2016 and 2015, respectively. As of December 31, 2017, 110,433 shares were available for future grants under this plan.

On September 27, 2017, the Board of Directors adopted the 2017 Employee Stock Purchase Plan, effective July 1, 2017, which replaced the 2007 Employee Stock Purchase Plan. Under the plan, our employees may purchase Bancorp common shares through payroll deductions of between one percent and fifteen percent of pay in each pay period. Shares are purchased quarterly at a five percent discount from the closing market price on the last day of the quarter.

Page-77

Of the 200,000 common shares set aside for employee purchases, there were 192,453 shares available for future grants under the plan as of December 31, 2017. Shares purchased under the 2017 plan are restricted until the plan is approved by our shareholders.

On March 17, 2017, the Board of Directors approved the 2017 Equity Plan, which was affirmed by Bancorp's shareholders on May 16, 2017 and replaced the 2007 Equity Plan. As of the 2017 Equity Plan's effective date, there were 118,668 shares of common stock available for future grants to employees, advisors and non-employee directors. As of December 31, 2017, there were 108,981 shares available for future grants under the 2017 Equity Plan. The Compensation Committee of the Board of Directors has the discretion to determine which employees, advisors and non-employee directors will receive an award, the timing of awards, the vesting schedule for each award, the type of award to be granted, the number of shares of Bancorp stock to be subject to each option and restricted stock award, and any other terms and conditions.

Options are issued at an exercise price equal to the fair value of the stock at the date of grant. Options and restricted stock awarded to officers and employees during 2006 through 2014 vest 20% on each anniversary of the grant date for five years and expire ten years from the grant date. Options granted to non-employee directors prior to 2016 vest 20% immediately and 20% on each anniversary of the grant date for four years and expire seven years from the grant date. In general, options granted after 2014 for employees and after 2015 for non-employee directors generally vest by one-third on each anniversary of the grant for three years and expire ten years from the grant date. Options issued as replacement awards in connection with the Bank of Napa acquisition were fully vested as part of the merger agreement with Bank of Napa.

Stock options may be net settled by a reduction in the number of shares otherwise deliverable upon exercise in satisfaction of the exercise payment and applicable tax withholding requirements. During 2017, we withheld 12,208 shares totaling $801 thousand at a weighted-average price of $65.63 for cashless stock option exercises. There were no stock options exercised under net settlement arrangements in 2016 or 2015. Shares withheld under net settlement arrangements are available for future grants.

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

A summary of activity for stock options for the years ended December 31, 2017, 2016 and 2015 is presented below. The intrinsic value of options outstanding and exercisable is calculated as the number of in-the-money options times the difference between the market price of our stock as of each year-end presented and the exercise prices of the in-the-money options.

Page-78

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted Average Grant-Date Fair Value	Weighted Average Remaining Contractual Term (in years)
Options outstanding at December 31, 2014	194,672	$35.14	$3,398		4.48
Granted	28,320	50.70		$12.21
Cancelled, expired or forfeited	(652)	48.38
Exercised	(37,071)	30.72	755
Options outstanding at December 31, 2015	185,269	38.35	2,788		5.00
Exercisable (vested) at December 31, 2015	114,581	34.12	2,209		3.21
Options outstanding at December 31, 2015	185,269	38.35	2,788		5.00
Granted	32,637	49.37		10.11
Exercised	(36,117)	33.98	661
Options outstanding at December 31, 2016	181,789	41.20	5,190		5.77
Exercisable (vested) at December 31, 2016	103,211	36.65	3,416		4.18
Options outstanding at December 31, 2016	181,789	41.20	5,190		5.77
Granted [1]	100,664	39.78		32.61
Cancelled, expired or forfeited	(2,011)	43.97
Exercised	(21,474)	38.62	585
Options outstanding at December 31, 2017	258,968	40.84	7,075		5.34
Exercisable (vested) at December 31, 2017	192,172	35.69	6,212		4.42
1 Includes 70,145 replacement stock option awards issued in the Acquisition with a $27.20 weighted average exercise price and a $40.71 weighted average grant-date fair value. See Note 18, Acquisition.

The following table summarizes non-vested restricted stock awards and changes during the years ended December 31, 2017, 2016 and 2015.

	Number of Shares	Weighted Average Grant-Date Fair Value
Non-vested awards at December 31, 2014	22,423	$41.25
Granted	15,970	50.75
Vested	(6,555)	40.00
Forfeited	(450)	48.45
Non-vested awards at December 31, 2015	31,388	46.24
Granted	16,910	49.65
Vested	(8,599)	44.14
Non-vested awards at December 31, 2016	39,699	48.15
Granted	16,230	69.59
Vested	(10,321)	45.78
Non-vested awards at December 31, 2017	45,608	56.31

A summary of the options outstanding and exercisable by price range as of December 31, 2017 is presented in the following table:

	Stock Options Outstanding as of December 31, 2017			Stock Options Exercisable as of December 31, 2017
Range of Exercise Prices	Stock Options Outstanding	Remaining Contractual Life (in years)	Weighted Average Exercise Price	Stock Options Exercisable	Weighted Average Exercise Price
$10.00 - $20.00	14,120	2.1	$17.74	14,120	$17.74
$20.01 - $30.00	51,731	1.1	26.05	51,731	26.05
$30.01 - $40.00	70,363	5.3	35.53	68,238	35.41
$40.01 - $50.00	64,511	7.1	46.14	33,224	44.73
$50.01 - $60.00	27,724	6.9	50.70	18,200	50.70
$60.01 - $70.00	30,519	9.3	68.68	6,659	65.46
	258,968			192,172

Page-79

We determine the fair value of stock options at the grant date using the Black-Scholes pricing model that takes into account the stock price at the grant date, the exercise price, and the following assumptions (weighted-average shown).

	Years ended December 31,
	2017	2016	2015
Risk-free interest rate	1.66%	1.37%	1.67%
Expected dividend yield on common stock	1.70%	2.02%	1.75%
Expected life in years	2.4	6.0	6.0
Expected price volatility	25.58%	25.56%	28.06%

The fair value of stock options on the grant date is recorded as a stock-based compensation expense in the consolidated statements of comprehensive income over the requisite service period with a corresponding increase in common stock. Stock-based compensation also includes compensation expense related to the issuance of restricted stock awards. The grant-date fair value of the restricted stock awards, which equals intrinsic value on that date, is being recorded as compensation expense over the requisite service period. Total compensation cost for these share-based payment arrangements was $1.3 million, $994 thousand and $636 thousand during 2017, 2016 and 2015, respectively, and the total recognized deferred tax benefits related thereto were $293 thousand, $318 thousand and $194 thousand, respectively.

As of December 31, 2017, there was $1.5 million of total unrecognized compensation expense related to non-vested stock options and restricted stock awards. This cost is expected to be recognized over a weighted-average period of approximately 2.1 years. The total grant-date fair value of stock options vested during the years ended December 31, 2017, 2016 and 2015 was $449 thousand, $282 thousand and $202 thousand, respectively. The total grant-date fair value of restricted stock awards vested during 2017, 2016 and 2015 was $473 thousand, $380 thousand and $262 thousand, respectively.

We adopted ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting effective January 1, 2017 as discussed in Note 1, which requires us to record excess tax benefits (deficiencies) resulting from the exercise of non-qualified stock options, the disqualifying disposition of incentive stock options and vesting of restricted stock awards as income tax benefits (expense) in the consolidated statements of comprehensive income with a corresponding decrease (increase) to current taxes payable. For the year ended December 31, 2017, we recognized $214 thousand in excess tax benefits recorded as a reduction to income tax expense related to these types of transactions. Prior to the adoption of this ASU, excess tax benefits (deficiencies) were recognized as an increase (decrease) to common stock in the consolidated statements of changes in stockholders' equity. The tax benefits realized from disqualifying dispositions of incentive stock options were recognized in tax expense to the extent of the book compensation cost recorded. Total tax benefits from disqualifying dispositions of incentive stock options recognized during 2016 and 2015 were $70 thousand and $49 thousand, respectively.

Dividends

Presented below is a summary of cash dividends paid to common shareholders, recorded as a reduction of retained earnings. On January 19, 2018, the Board of Directors declared a cash dividend of $0.29 per share, payable on February 9, 2018 to shareholders of record at the close of business on February 2, 2018.

	Years ended December 31,
(in thousands except per share data)	2017	2016	2015
Cash dividends to common stockholders	$6,896	$6,223	$5,390
Cash dividends per common share	$1.12	$1.02	$0.90

The holders of unvested restricted stock awards and performance-based stock awards are entitled to dividends on the same per-share ratio as holders of common stock. Upon the adoption of ASU No. 2016-09, tax benefits on dividends paid on unvested restricted stock awards are recorded as tax benefits in the consolidated statements of comprehensive income with a corresponding decrease to current taxes payable. Dividends on forfeited awards are included in stock-based compensation expense. Prior to the adoption of ASU No. 2016-09, tax benefits on dividends were recognized as an increase to common stock in the consolidated statements of changes in stockholders' equity.

Page-80

Under the California Corporations Code, payment of dividends by Bancorp to its shareholders is restricted to the amount of retained earnings immediately prior to the distribution or the amount of assets that exceeds the total liabilities immediately after the distribution. As of December 31, 2017, Bancorp's retained earnings and the amount of assets that exceeds the total liabilities were $155.5 million and $297.0 million, respectively.

Under the California Financial Code, payment of dividends by the Bank to Bancorp is restricted to the lesser of retained earnings or the amount of undistributed net profits of the Bank from the three most recent fiscal years. Under this restriction, approximately $39.9 million of the Bank's retained earnings balance was available for payment of dividends to Bancorp as of December 31, 2017. Bancorp held $3.2 million in cash at December 31, 2017. This cash, combined with the $39.9 million dividends available to be distributed from the Bank, is expected to be adequate to cover Bancorp's estimated operational needs and cash dividends to shareholders for 2018.

Preferred Stock and Shareholder Rights Plan

On July 6, 2017, Bancorp adopted a new shareholder rights agreement (“Rights Agreement”), which replaced the existing Rights Agreement that expired on July 23, 2017. The Rights Agreement, which expires on July 23, 2022, is designed to discourage takeovers that involve abusive tactics or do not provide fair value to shareholders. The Rights Agreement defines the percentage of share ownership of an "acquiring person" as 10% of the outstanding common shares. Each right entitles the registered holder to purchase from Bancorp one one-hundredth of a share of Series A Junior Participating Preferred Stock, no par value, of Bancorp at an initial price of $90 per one one-hundredth of a preferred share, subject to adjustment upon the occurrence of certain events. As of December 31, 2017, Bancorp was authorized to issue five million shares of preferred stock with no par value, one million shares of which have been designated as Series A Junior Participating Preferred Stock, with no par value under the Rights Agreement. In the event of a proposed merger, tender offer or other attempt to gain control of Bancorp that the Board of Directors does not approve, the Board of Directors may authorize the issuance of shares of common or preferred stock that would impede the completion of such a transaction. An effect of the possible issuance of common or preferred stock, therefore, may be to deter a future takeover attempt. The Board of Directors has no present plans or understandings for the issuance of any common or preferred stock in connection with the Rights Agreement.

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

Page-81

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

The following table summarizes our assets and liabilities that were required to be recorded at fair value on a recurring basis.

(in thousands) Description of Financial Instruments	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2017
Securities available for sale:
Mortgage-backed securities and collateralized mortgage obligations issued by U.S. government agencies	$188,061	$—	$188,061	$—
SBA-backed securities	$25,982	$—	$25,817	$165
Debentures of government sponsored agencies	$12,938	$—	$12,938	$—
Privately-issued collateralized mortgage obligations	$1,431	$—	$1,431	$—
Obligations of state and political subdivisions	$97,491	$—	$97,491	$—
Corporate bonds	$6,564	$—	$6,564	$—
Derivative financial assets (interest rate contracts)	$74	$—	$74	$—
Derivative financial liabilities (interest rate contracts)	$740	$—	$740	$—
December 31, 2016
Securities available for sale:
Mortgage-backed securities and collateralized mortgage obligations issued by U.S. government agencies	$253,434	$—	$253,434	$—
SBA-backed securities	$607	$—	$—	$607
Debentures of government sponsored agencies	$35,403	$—	$35,403	$—
Privately-issued collateralized mortgage obligations	$419	$—	$419	$—
Obligations of state and political subdivisions	$77,701	$—	$77,701	$—
Corporate bonds	$5,016	$—	$5,016	$—
Derivative financial assets (interest rate contracts)	$55	$—	$55	$—
Derivative financial liabilities (interest rate contracts)	$933	$—	$933	$—

Securities available-for-sale are recorded at fair value on a recurring basis. When available, quoted market prices (Level 1) are used to determine the fair value of securities available-for-sale. If quoted market prices are not available, we obtain pricing information from a reputable third-party service provider, who may utilize valuation techniques that

Page-82

use current market-based or independently sourced parameters, such as bid/ask prices, dealer-quoted prices, interest rates, benchmark yield curves, prepayment speeds, probability of default, loss severity and credit spreads (Level 2).   Level 2 securities include obligations of state and political subdivisions, U.S. agencies or government-sponsored agencies' debt securities, mortgage-backed securities, government agency-issued, privately-issued collateralized mortgage obligations and corporate bonds. As of December 31, 2017 and 2016, there were no securities that were considered Level 1 securities. As of December 31, 2017, we have one available-for-sale security that is considered a Level 3 security. The security is a U.S. government agency obligation collateralized by a small number of business equipment loans guaranteed by the Small Business Administration ("SBA") program. This security is not actively traded and is owned only by a few investors. The significant unobservable data that is reflected in the fair value measurement include dealer quotes, projected prepayment speeds/average life and credit information, among other things. The unrealized loss on this SBA-guaranteed security decreased by $6 thousand in 2017 recorded as part of other comprehensive income.

Securities held-to-maturity may be written down to fair value (determined using the same techniques discussed above for securities available-for-sale) as a result of an other-than-temporary impairment, and we did not record any write-downs during 2017 or 2016.

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

Certain financial assets may be measured at fair value on a non-recurring basis. These assets can be subject to fair value adjustments that result from the application of the lower of cost or fair value accounting or write-downs of individual assets, such as impaired loans and other real estate owned ("OREO"). In addition, assets acquired or liabilities assumed from business combinations are measured at fair value at the date of acquisition. Refer to Note 18 for details of fair value measurement used in association with business combinations.

The following table presents the carrying value of assets and liabilities measured at fair value on a non-recurring basis and that were held in the consolidated statements of condition at each respective period end, by level within the fair value hierarchy as of December 31, 2017 and 2016.

(in thousands) Description of Financial Instruments	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2017
None	$—	$—	$—	$—
December 31, 2016
Other real estate	$408	$—	$—	$408

Page-83

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

OREO represents collateral acquired through foreclosure and is initially recorded at fair value as established by a current appraisal, adjusted for disposition costs. Subsequently, OREO is measured at lower of cost or fair value. OREO values are reviewed on an ongoing basis and any subsequent decline in fair value is recorded as a foreclosed asset expense in the current period. The value of OREO is determined based on independent appraisals, similar to the process used for impaired loans, discussed above, and is classified as Level 3. All OREO had been acquired through business combinations and were sold as of December 31, 2017.

Disclosures about Fair Value of Financial Instruments

The table below is a summary of fair value estimates for financial instruments as of December 31, 2017 and 2016, excluding financial instruments recorded at fair value on a recurring basis (summarized in the first table in this note). The carrying amounts in the following table are recorded in the consolidated statements of condition under the indicated captions. Further, we have not disclosed the fair value of financial instruments specifically excluded from disclosure requirements of the Financial Instruments Topic of the Codification (ASC 825-10-50-8), such as BOLI. Additionally, we hold shares of FHLB stock and Visa Inc. Class B common stock at cost. These shares are restricted from resale and their values were discussed in Note 2, Investment Securities, above.

	December 31, 2017			December 31, 2016
(in thousands)	Carrying Amounts	Fair Value	Fair Value Hierarchy	Carrying Amounts	Fair Value	Fair Value Hierarchy
Financial assets:
Cash and cash equivalents	$203,545	$203,545	Level 1	$48,804	$48,804	Level 1
Investment securities held-to-maturity	151,032	151,032	Level 2	44,438	45,097	Level 2
Loans, net	1,663,246	1,650,198	Level 3	1,471,174	1,473,360	Level 3
Interest receivable	7,501	7,501	Level 2	6,319	6,319	Level 2
Financial liabilities:
Deposits	2,148,670	2,148,050	Level 2	1,772,700	1,773,102	Level 2
Subordinated debentures	5,739	5,118	Level 3	5,586	5,083	Level 3
Interest payable	191	191	Level 2	134	134	Level 2

Following is a description of methods and assumptions used to estimate the fair value of each class of financial instrument not recorded at fair value but required for disclosure purposes:

Cash and Cash Equivalents - The carrying amounts of cash and cash equivalents approximate their fair value because of the short-term nature of these instruments.

Held-to-maturity Securities - Held-to-maturity securities, which generally consist of obligations of state and political subdivisions and corporate bonds, are recorded at their amortized cost. Their fair value for disclosure purposes is

Page-84

determined using methodologies similar to those described above for available-for-sale securities using Level 2 inputs. If Level 2 inputs are not available, we may utilize pricing models that incorporate unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities (Level 3).  As of December 31, 2017 and 2016, we did not hold any held-to-maturity securities whose fair value was measured using significant unobservable inputs.

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

Commitments - The value of unrecognized financial instruments is estimated based on the fee income associated with the commitments which, in the absence of credit exposure, is considered to approximate their settlement value. The fair value of commitment fees was not material as of December 31, 2017 and 2016, respectively.

Note 10: Benefit Plans

In 2003, we established a Deferred Compensation Plan that allows certain key Management personnel designated by the Board of Directors of the Bank to defer up to 80% of their salary and 100% of their annual bonus. The plan was amended in 2007 in order to comply with the most recent Internal Revenue Code Section 409A changes. Under the amended plan, amounts deferred earn interest that is equal to the prime rate as published in the Wall Street Journal, on the first business day of the year, which was 3.75% on January 1, 2017, 3.50% on January 1, 2016 and 3.25% on January 1, 2015. Our deferred compensation obligation totaled $3.4 million and $3.2 million at December 31, 2017 and 2016, respectively, and is included in interest payable and other liabilities.

Our 401(k) Defined Contribution Plan (the “401(k) Plan”) commenced in May 1990 and is available to all regular employees at least eighteen years of age who complete ninety days of service, and enter the plan during one of the four open enrollment dates (January 1, April 1, July 1, and October 1) of each year. Under the 401(k) Plan, employees can defer between 1% and 50% of their eligible compensation, up to the maximum amount allowed by the Internal Revenue Code. Contributions to the 401(k) Plan for the employer match are vested at a rate of 20% per year over a five year period. In 2015 and 2016, the Bank matched 60% of each participant's contribution, with a maximum of $4 thousand of matching contribution per participant per year. In 2017, the Bank increased the match to 70% of each participant's contribution, with a maximum of $5 thousand of matching contribution per participant per year. Employer contributions totaled $765 thousand, $589 thousand and $555 thousand for the years ended December 31, 2017, 2016 and 2015, respectively.

Page-85

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

The Bank contributed cash in the amount of $1.2 million in 2016 and $1.1 million in 2015 to the ESOP, which purchased Bancorp stock at market prices. Starting in 2017, Bancorp issued shares of common stock and contributed them to the ESOP and recognized $1.2 million in expense, based on the quoted market price on the date of contribution. Cash dividends paid on Bancorp stock held by the ESOP are used to purchase additional shares in the open market. All shares of Bancorp stock held by the ESOP are included in the calculations of basic and diluted earnings per share. The employer contributions to the ESOP and the 401(k) Plan are included in salaries and benefits expense.

On January 1, 2011, we established a Salary Continuation Plan for a select group of Executive Management, who will receive twenty-five percent of their estimated salary at retirement as salary continuation benefit payments upon retirement.  Each participant will need to participate in this plan for five years before vesting begins. After five years, the participant will vest ratably in the benefit over the remaining period until age 65. This Plan is unfunded and nonqualified for tax purposes and for purposes of Title I of the Employee Retirement Income Security Act of 1974. As part of the acquisition of Bank of Napa in November 2017, we assumed the salary continuation agreements for four former executive officers of Bank of Napa. Under these agreements, fixed annual retirement benefit payments will be made for ten years beginning the first day of the month following the executive reaching the age of 65. At December 31, 2017 and 2016, respectively, our liability under the Salary Continuation Plan was $2.5 million (including $1.2 million assumed from Bank of Napa) and $1.0 million recorded in interest payable and other liabilities.

Note 11: Income Taxes

The current and deferred components of the income tax provision for each of the three years ended December 31 are as follows:

(in thousands)	2017	2016	2015
Current tax provision
Federal	$5,379	$9,710	$7,097
State	2,623	3,794	2,931
Total current	8,002	13,504	10,028
Deferred tax provision (benefit)
Federal	4,444	(206)	382
State	416	48	80
Total deferred	4,860	(158)	462
Total income tax provision	$12,862	$13,346	$10,490

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 was signed into law. The law reduces the federal corporate income tax rate to 21% for tax years beginning on or after January 1, 2018. Due to the enactment of the Tax Cuts and Jobs Act of 2017, the Bank has valued all of its deferred tax assets and liabilities at the 21% rate. The adjustment to the net deferred tax assets valuation as of December 22, 2017 was $3.0 million and has been recorded in the provision for income taxes in the fourth quarter of 2017.

Page-86

The following table shows the tax effect of our cumulative temporary differences as of December 31:

(in thousands)	2017	2016
Deferred tax assets:
Allowance for loan losses and off-balance sheet credit commitments	$4,945	$6,871
Net operating loss carryforwards	2,629	3,582
Net unrealized loss on securities available-for-sale	1,405	2,543
Deferred compensation plan and salary continuation plan	1,744	1,773
State franchise tax	557	1,300
Accrued but unpaid expenses	212	1,251
Fair value adjustment on acquired loans	570	799
Deferred rent and other lease incentives	328	547
Depreciation and disposals on premises and equipment	632	528
Other real estate owned	—	448
Stock-based compensation	463	398
Interest received on non-accrual loans	130	185
Other	266	196
Total gross deferred tax assets	13,881	20,421
Deferred tax liabilities:
Deferred loan origination costs and fees	(2,153)	(2,784)
Unaccreted discount on subordinated debentures	(742)	(1,119)
Core deposit intangible asset	(1,919)	(1,085)
Accretion on investment securities	(56)	(54)
Other	(221)	(42)
Total gross deferred tax liabilities	(5,091)	(5,084)
Net deferred tax assets	$8,790	$15,337

As of December 31, 2017, federal and California net operating loss carryforwards ("NOLs") of $5.1 million and $18.1 million, respectively, corresponded to the total $2.6 million deferred tax asset above. If not fully utilized, the federal NOLs will begin to expire in 2030, and the California NOLs will begin to expire in 2028. Based upon the level of historical taxable income and projections for future taxable income over the periods during which the deferred tax assets are expected to be deductible, Management believes it is more likely than not we will realize the benefit of the remaining deferred tax assets. Accordingly, no valuation allowance has been established as of December 31, 2017 or 2016.

The effective tax rate for 2017, 2016 and 2015 differs from the current federal statutory income tax rate as follows:

	2017	2016	2015
Federal statutory income tax rate	35.0%	35.0%	35.0%
Increase (decrease) due to:
California franchise tax, net of federal tax benefit	6.9%	6.8%	6.8%
Write down of federal deferred tax assets, net [1]	10.5%	—%	—%
Tax exempt interest on municipal securities and loans	(6.1)%	(4.0)%	(4.2)%
Tax exempt earnings on bank owned life insurance	(1.0)%	(0.8)%	(1.0)%
Non-deductible acquisition related expenses	0.8%	—%	—%
Low income housing and qualified zone academy bond tax credits	(0.4)%	(0.3)%	(0.2)%
Stock-based compensation excess tax benefit [2]	(0.3)%	—%	—%
Other	(0.8)%	(0.1)%	(0.1)%
Effective Tax Rate	44.6%	36.6%	36.3%

1 Due to the enactment of the Tax Cuts and Jobs Act of 2017, which reduces the federal corporate income tax rate to 21% for tax years beginning on or after January 1, 2018, we wrote down net deferred tax assets as of December 22, 2017 by $3.0 million and has been recorded in income tax expense in 2017.

2 Due to the adoption of ASU 2016-09 in 2017, all excess (or deficient) tax benefits associated with stock-based compensation awards are recognized as income tax benefit (expense).

Bancorp and the Bank have entered into a tax allocation agreement, which provides that income taxes shall be allocated between the parties on a separate entity basis. The intent of this agreement is that each member of the consolidated group will incur no greater tax liability than it would have incurred on a stand-alone basis.

Page-87

We file a consolidated return in the U.S. Federal tax jurisdiction and a combined return in the State of California tax jurisdiction. There were no ongoing federal or state income tax examinations at the issuance of this report. We are no longer subject to examinations by tax authorities for years before 2014 for federal income tax and before 2013 for California. At December 31, 2017 and 2016, there were no unrecognized tax benefits, and neither the Bank nor Bancorp had accruals for interest and penalties related to unrecognized tax benefits.

Note 12:  Commitments and Contingencies

We rent certain premises under long-term, non-cancelable operating leases expiring at various dates through the year 2032. Most of the leases contain certain renewal options and escalation clauses. At December 31, 2017, the approximate minimum future commitments payable under non-cancelable contracts for leased premises are as follows:

(in thousands)	2018	2019	2020	2021	2022	Thereafter	Total
Operating leases[1]	$4,444	$4,198	$3,758	$2,138	$1,330	$2,904	$18,772
1 Minimum payments have not been reduced by minimum sublease rentals of $51 thousand due in the future under non-cancelable subleases.

Rent expense included in occupancy expense totaled $4.1 million in 2017 and $3.9 million in 2016 and $4.2 million 2015.

Litigation Matters

We may be party to legal actions, which arise from time to time as part of the normal course of our business.  We believe, after consultation with legal counsel, that we have meritorious defenses in these actions, and that litigation contingent liability, if any, will not have a material adverse effect on our financial position, results of operations, or cash flows.

We are responsible for our proportionate share of certain litigation indemnifications provided to Visa U.S.A. ("Visa") by its member banks in connection with lawsuits related to anti-trust charges and interchange fees ("Covered Litigation"). In 2012, Visa had reached a $4.0 billion interchange multidistrict litigation class settlement agreement for which it maintains an escrow account to be used for settlements or judgments in the Covered Litigation. At December 31, 2017, according to Visa's Form 10-Q filed on February 1, 2018, the escrow account balance was $828 million. While the accrued liability related to the Covered Litigation could be higher or lower than the litigation escrow account balance, Visa did not record an additional accrual for the Covered Litigation during 2017. In 2017, a number of class plaintiffs filed amended complaints for damages or filed new class complaints against Visa for injunctive relief. In addition, Wal-Mart Stores, Inc. entered into a new, unconditional settlement agreement with Visa in October 2017. As of the date of Visa's filing, it had reached settlement agreements with individual merchants representing 51% of the Visa-branded payment card sales volume of merchants who opted out of the 2012 settlement agreement. Litigation is ongoing and until the appeal process is complete, Visa is uncertain whether it will resolve the claims as contemplated by the settlement agreement and additional lawsuits may arise. The conversion rate of Visa Class B common stock held by us to Class A common stock (as discussed in Note 2, Investment Securities) may decrease if Visa makes more Covered Litigation settlement payments in the future, and the full effect on member banks is still uncertain. However, we are not aware of significant future cash settlement payments required by us on the Covered Litigation.

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
Our cash in correspondent bank accounts, at times, may exceed FDIC insured limits. We place cash and cash equivalents with high quality financial institutions, periodically monitor their credit worthiness and limit the amount of credit exposure with any one institution according to regulations. Concentrations of credit risk with respect to investment securities are limited to the U.S. Government, its agencies and Government Sponsored Enterprises ("GSEs") and was $358.4 million, or 74% of our total investment portfolio at December 31, 2017 and $299.5 million, or 72% at December 31, 2016.

Page-88

We also manage our credit exposure related to our loan portfolio to avoid the risk of undue concentration of credits in a particular industry by reducing significant exposure to highly leveraged transactions or to any individual customer or counterparty, and by obtaining collateral as appropriate. No individual borrower accounts for more than 2% of loans held in the portfolio. The largest loan concentration group by industry of the borrowers is real estate, which accounts for 81% and 79% of our loan portfolio at December 31, 2017 and 2016, respectively.

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

As of December 31, 2017, we had five interest rate swap agreements, which are scheduled to mature in June 2031, October 2031, July 2032, August 2037 and October 2037. All of our derivatives are accounted for as fair value hedges. The notional amounts of the interest rate contracts are equal to the notional amounts of the hedged loans. Our interest rate swap payments are settled monthly with counterparties. Accrued interest on the swaps totaled $8 thousand and $13 thousand as of December 31, 2017 and 2016, respectively. Information on our derivatives follows:

	Asset derivatives		Liability derivatives
(in thousands)	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016
Fair value hedges:
Interest rate contracts notional amount	$4,019	$4,217	$14,810	$15,495
Interest rate contracts fair value [1]	$74	$55	$740	$933

	Years ended December 31,
(in thousands)	2017	2016	2015
Increase in value of designated interest rate swaps due to LIBOR interest rate movements recognized in interest income	$212	$778	$280
Payment on interest rate swaps recorded in interest income	(333)	(556)	(918)
Decrease in value of hedged loans recognized in interest income	(166)	(571)	(308)
Decrease in value of yield maintenance agreement recognized against interest income	(15)	(94)	(52)
Net loss on derivatives recognized against interest income [2]	$(302)	$(443)	$(998)

1 See Note 9, Fair Value of Assets and Liabilities for valuation methodology.
2 Includes hedge ineffectiveness gain of $31 thousand, gain of $113 thousand and loss of $80 thousand for the years December 31, 2017, 2016 and 2015, respectively. Changes in value of swaps were included in the assessment of hedge effectiveness. Hedge ineffectiveness is the measure of the extent to which the change in the fair value of the hedging instruments does not exactly offset the change in the fair value of the hedged items from period to period.

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

Page-89

Information on financial instruments that are eligible for offset in the consolidated statements of condition follows:

Offsetting of Financial Assets and Derivative Assets
				Gross Amounts Not Offset in the Statements of Condition
		Gross Amounts	Net Amounts
	Gross Amounts	Offset in the	of Assets Presented
	of Recognized	Statements of	in the Statements	Financial	Cash Collateral
(in thousands)	Assets[1]	Condition	of Condition[1]	Instruments	Received	Net Amount
December 31, 2017
Derivatives by Counterparty:
Counterparty A	$74		$74	$(74)		$—
Total	$74	$—	$74	$(74)	$—	$—

December 31, 2016
Derivatives by Counterparty:
Counterparty A	$55	$—	$55	$(55)	$—	$—
Total	$55	$—	$55	$(55)	$—	$—
1 Amounts exclude accrued interest totaling $0.3 thousand and $1 thousand at December 31, 2017 and December 31, 2016, respectively.

Offsetting of Financial Liabilities and Derivative Liabilities
				Gross Amounts Not Offset in the Statements of Condition
		Gross Amounts	Net Amounts of
	Gross Amounts	Offset in the	Liabilities Presented
	of Recognized	Statements of	in the Statements of	Financial	Cash Collateral
(in thousands)	Liabilities[2]	Condition	Condition[2]	Instruments	Pledged	Net Amount
December 31, 2017
Derivatives by Counterparty:
Counterparty A	$740		$740	$(74)	(666)	$—
Total	$740	$—	$740	$(74)	$(666)	$—

December 31, 2016
Derivatives by Counterparty:
Counterparty A	$933	$—	$933	$(55)	$(878)	$—
Total	$933	$—	$933	$(55)	$(878)	$—

2 Amounts exclude accrued interest totaling $8 thousand and $12 thousand at December 31, 2017 and December 31, 2016, respectively.

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

Capital ratios are reviewed by Management on a regular basis to ensure that capital exceeds the prescribed regulatory minimums and is adequate to meet our anticipated future needs.  For all periods presented, the Bank’s ratios exceed the regulatory definition of “well capitalized” under the regulatory framework for prompt corrective action and Bancorp’s ratios exceed the required minimum ratios to be considered a well capitalized bank holding company. In addition, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action as of December 31, 2017. There are no conditions or events since that notification that

Page-90

Management believes have changed the Bank’s categories and we expect the Bank to remain well capitalized for prompt corrective action purposes.

In July 2013, the Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Corporation and the Office of the Comptroller of the Currency ("Agencies") finalized regulatory capital rules known as “Basel III.” The rules became effective beginning January 2015, and will be fully phased-in by January 2019. The guidelines, among other things, changed the minimum capital requirements of banks and bank holding companies, by increasing the Tier 1 capital to risk-weighted assets ratio to 6%, and introduced a new requirement to maintain a minimum ratio of common equity Tier 1 capital to risk-weighted assets of 4.5%. By 2019, when fully phased in, the rules will require further increases to certain minimum capital requirements and a capital conservation buffer of an additional 2.5% of risk-weighted assets.

In August 2017, the Agencies published a final rule ("transitions NPR") halting the phase-in of certain Basel III capital rules for banks not using the Basel advanced approaches. The rule extends the regulatory capital treatment applicable during 2017 under the regulatory capital rules for certain items. These items include regulatory capital deductions, risk weights, and certain minority interest limitations. This effectively pauses the full transition to the Basel III treatment of mortgage servicing assets, certain deferred tax assets, investments in the capital of unconsolidated financial institutions and minority interests while the Agencies pursue more extensive rulemaking to simplify the treatment of assets. The transitions NPR that was effective January 1, 2018 does not apply to Bank of Marin.

We have modeled our ratios under fully phased-in Basel III rules and, based on present facts, we do not expect that we will be required to raise additional capital as a result of the fully phased-in rules.

The Bancorp’s and Bank's capital adequacy ratios as of December 31, 2017 and 2016 are presented in the following tables. Bancorp's Tier 1 capital includes the subordinated debentures, which are not included at the Bank level. We continued to build capital in 2017 through stock issued in the Bank of Napa acquisition and the accumulation of net income.

Capital Ratios for Bancorp (dollars in thousands)	Actual Ratio		Adequately Capitalized Threshold [1]			Ratio to be a Well Capitalized Bank Holding Company
December 31, 2017	Amount	Ratio	Amount		Ratio	Amount		Ratio
Total Capital (to risk-weighted assets)	$287,435	14.91%	≥ $	178,323	≥ 9.250%	≥ $	192,782	≥ 10.000%
Tier 1 Capital (to risk-weighted assets)	$270,710	14.04%	≥ $	139,767	≥ 7.250%	≥ $	154,225	≥ 8.000%
Tier 1 Capital (to average assets)	$270,710	12.13%	≥ $	89,285	≥ 4.000%	≥ $	111,607	≥ 5.000%
Common Equity Tier 1 (to risk-weighted assets)	$265,119	13.75%	≥ $	110,849	≥ 5.750%	≥ $	125,308	≥ 6.500%
December 31, 2016
Total Capital (to risk-weighted assets)	$247,453	14.32%	≥ $	149,039	≥ 8.625%	≥ $	172,799	≥ 10.000%
Tier 1 Capital (to risk-weighted assets)	$231,111	13.37%	≥ $	114,479	≥ 6.625%	≥ $	138,239	≥ 8.000%
Tier 1 Capital (to average assets)	$231,111	11.39%	≥ $	81,189	≥ 4.000%	≥ $	101,486	≥ 5.000%
Common Equity Tier 1 (to risk-weighted assets)	$225,925	13.07%	≥ $	88,559	≥ 5.125%	≥ $	112,319	≥ 6.500%
[1] The 2017 and 2016 adequately capitalized thresholds include the capital conservation buffer that was effective January 1, 2016 and January 1, 2017, respectively. These ratios are not reflected on a fully phased-in basis.

Page-91

Capital Ratios for the Bank (dollars in thousands)	Actual Ratio		Adequately Capitalized Threshold [1]			Ratio to be Well Capitalized under Prompt Corrective Action Provisions
December 31, 2017	Amount	Ratio	Amount		Ratio	Amount		Ratio
Total Capital (to risk-weighted assets)	$283,885	14.73%	≥ $	178,281	≥ 9.250%	≥ $	192,737	≥ 10.000%
Tier 1 Capital (to risk-weighted assets)	$267,160	13.86%	≥ $	139,734	≥ 7.250%	≥ $	154,189	≥ 8.000%
Tier 1 Capital (to average assets)	$267,160	11.97%	≥ $	89,275	≥ 4.000%	≥ $	111,593	≥ 5.000%
Common Equity Tier 1 (to risk-weighted assets)	$267,160	13.86%	≥ $	110,824	≥ 5.750%	≥ $	125,279	≥ 6.500%
December 31, 2016
Total Capital (to risk-weighted assets)	$243,468	14.09%	≥ $	149,016	≥ 8.625%	≥ $	172,772	≥ 10.000%
Tier 1 Capital (to risk-weighted assets)	$222,127	13.15%	≥ $	114,462	≥ 6.625%	≥ $	138,218	≥ 8.000%
Tier 1 Capital (to average assets)	$222,127	11.19%	≥ $	81,176	≥ 4.000%	≥ $	101,469	≥ 5.000%
Common Equity Tier 1 (to risk-weighted assets)	$222,127	13.15%	≥ $	88,546	≥ 5.125%	≥ $	112,302	≥ 6.500%
[1] The 2017 and 2016 adequately capitalized thresholds include the capital conservation buffer that was effective January 1, 2016 and January 1, 2017, respectively. These ratios are not reflected on a fully phased-in basis.

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

The contractual amount of undrawn loan commitments and standby letters of credit not reflected on the consolidated statements of condition are as follows:

(in thousands)	December 31, 2017	December 31, 2016
Commercial lines of credit	$224,370	$216,774
Revolving home equity lines	177,678	148,143
Undisbursed construction loans	35,322	44,798
Personal and other lines of credit	11,758	10,635
Standby letters of credit	4,074	1,939
Total commitments and standby letters of credit	$453,202	$422,289

We record an allowance for losses on these off-balance sheet commitments based on an estimate of probabilities of these commitments being drawn upon according to the historical utilization experience on different types of commitments and expected loss. We set aside an allowance for losses on off-balance sheet commitments in the amount of $958 thousand and $899 thousand as of December 31, 2017 and 2016, respectively, which is recorded in interest payable and other liabilities on the consolidated statements of condition. Approximately 44% of the commitments expire in 2018, approximately 41% expire between 2019 and 2025 and approximately 15% expire thereafter.

Page-92

Note 17:  Condensed Bank of Marin Bancorp Parent Only Financial Statements

Presented below is financial information for Bank of Marin Bancorp, parent holding company only.

CONDENSED UNCONSOLIDATED STATEMENTS OF CONDITION
December 31, 2017 and 2016

(in thousands)	2017	2016
Assets
Cash and due from Bank of Marin	$3,246	$3,568
Investment in bank subsidiary	299,486	232,431
Other assets	586	670
Total assets	$303,318	$236,669

Liabilities and Stockholders' Equity
Subordinated debentures	$5,739	$5,586
Accrued expenses payable	146	96
Other liabilities	408	424
Total liabilities	6,293	6,106
Stockholders' equity	297,025	230,563
Total liabilities and stockholders' equity	$303,318	$236,669

CONDENSED UNCONSOLIDATED STATEMENTS OF INCOME
Years ended December 31, 2017, 2016 and 2015

(in thousands)	2017	2016	2015
Income
Dividends from bank subsidiary	$8,000	$6,400	$6,500
Miscellaneous Income	8	7	6
Total income	8,008	6,407	6,506
Expense
Interest expense	439	435	420
Non-interest expense	2,087	984	973
Total expense	2,526	1,419	1,393
Income (loss) before income taxes and equity in undistributed net income of subsidiary	5,482	4,988	5,113
Income tax benefit	876	594	583
Income (loss) before equity in undistributed net income of subsidiary	6,358	5,582	5,696
Earnings of bank subsidiary greater (less) than dividends received from bank subsidiary	9,618	17,552	12,745
Net income	$15,976	$23,134	$18,441

Page-93

CONDENSED UNCONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2017, 2016 and 2015

(in thousands)	2017	2016	2015
Cash Flows from Operating Activities:
Net income	$15,976	$23,134	$18,441
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Earnings of bank subsidiary greater than dividends received from bank subsidiary	(9,618)	(17,552)	(12,745)
Net change in operating assets and liabilities:
Accretion of discount on subordinated debentures	153	191	210
Other assets	92	353	(298)
Intercompany receivable	(40)	171	(18)
Other liabilities	51	(302)	368
Noncash director compensation expense - common stock	20	—	—
Net cash provided by operating activities	6,634	5,995	5,958
Cash Flows from Investing Activities:
Capital contribution to subsidiary	(853)	(1,285)	(1,156)
Net cash used in investing activities	(853)	(1,285)	(1,156)
Cash Flows from Financing Activities:
Proceeds from stock options exercised and stock issued under employee and director stock purchase plans and ESOP	853	1,285	1,156
Payment of tax withholdings for stock options exercised	(60)	—	—
Dividends paid on common stock	(6,896)	(6,223)	(5,390)
Net cash used by financing activities	(6,103)	(4,938)	(4,234)
Net (decrease) increase in cash and cash equivalents	(322)	(228)	568
Cash and cash equivalents at beginning of period	3,568	3,796	3,228
Cash and cash equivalents at end of period	$3,246	$3,568	$3,796
Supplemental schedule of non-cash investing and financing activities:
Stock issued in payment of director fees	$188	$234	$275

Page-94

Note 18: Acquisition

On November 21, 2017, we completed the merger of Bank of Napa, N.A. (OTCQB: BNNP), to enhance our market presence in Napa, California. Bank of Napa was a national bank with two branch offices serving Napa. The acquisition added $134.7 million in loans, $249.9 million in deposits and $75.5 million in investment securities to Bank of Marin as of the acquisition date. Bank of Napa shareholders received 0.307 shares of Bancorp common stock for each share of Bank of Napa common stock outstanding. The acquisition of Bank of Napa constituted a business combination and has been accounted for using the acquisition method of accounting. The assets acquired and liabilities assumed, both tangible and intangible, were recorded at their fair values as of the acquisition date in accordance with ASC 805, Business Combinations. The acquisition was treated as a "reorganization" within the definition of section 368(a) of the Internal Revenue Code and is generally considered tax-free for U.S. federal income tax purposes.

The following table reflects the estimated fair values of the assets acquired and liabilities assumed related to the acquisition:

(dollars in thousands)	Acquisition Date November 21, 2017
Assets:
Cash and cash equivalents	$59,779
Investment securities	75,469
Loans	134,720
Core deposit intangible	4,441
Goodwill	23,705
Bank premises and equipment	599
Other assets	6,408
Total assets acquired	$305,121
Liabilities:
Deposits:
Non-interest bearing	$77,266
Interest bearing
Transaction accounts	50,080
Savings accounts	12,157
Money market accounts	85,045
Other time accounts	25,338
Total deposits	249,886
Other liabilities	2,050
Total liabilities assumed	$251,936
Merger consideration of $53,185 (735,264 common shares and 70,145 shares of replacement stock options issued by Bank of Marin Bancorp).	$53,185

The following table presents the net assets acquired from Bank of Napa, consideration paid and the estimated fair value adjustments:

(dollars in thousands)	Acquisition Date November 21, 2017
Book value of net assets acquired from Bank of Napa	$26,152
Fair value adjustments:
Loans	1,301
Core deposit intangible asset	4,441
Total purchase accounting adjustments	5,742
Deferred tax liabilities (tax effect of purchase accounting adjustments at 42.05%)	(2,414)
Fair value of net assets acquired from Bank of Napa	$29,480
Merger consideration	$53,185
Less: fair value of net assets acquired	(29,480)
Goodwill	$23,705

Page-95

Goodwill

As a result of the Bank of Napa acquisition, we recorded $23.7 million in goodwill, which represents the excess of the total purchase price paid over the fair value of the assets acquired, net of the fair values of liabilities assumed. Goodwill mainly reflects expected value created through the combined operations of Bank of Napa and Bank of Marin. It is evaluated for impairment annually. We determined that the fair value of our traditional community banking activities (provided through our branch network) exceeded the carrying amount of the bank-level reporting unit. Therefore, no impairment on goodwill was recorded in 2017. The goodwill is not deductible for tax purposes.

The following is a description of the methods used to determine the fair values of significant assets and liabilities whose fair values are different from their carrying amounts on Bank of Napa's books at acquisition date presented above.

Loans

The fair values for acquired loans were developed based upon the present values of the expected cash flows utilizing market-derived discount rates. Expected cash flows for each acquired loan were projected based on contractual cash flows adjusted for expected prepayment, expected default (i.e. probability of default and loss severity), and principal recovery.

Prepayment rates were applied to the principal outstanding based on the type of loan, where appropriate. Prepayments were based on a constant prepayment rate (“CPR”) applied across the life of a loan. For performing loans, we used annual CPRs between 5 percent and 27 percent, depending on the characteristics of the loan pool (e.g. construction, commercial real estate, etc.). For classified loans, no prepayment was assumed and applied.

Non-PCI loans were valued on a loan-by-loan basis when applying the discount rate on the expected cash flows. The discount rates used were based on current market rates for new originations of comparable loans, where available, and include adjustments for credit and illiquidity premium. To the extent comparable market rates are not readily available, a discount rate was derived based on the assumptions of a market participant's cost of funds, capital charge, servicing costs, and return requirements for comparable risk assets. PCI loans were also valued on an individual basis.

The following table presents the fair value of loans acquired from Bank of Napa for PCI loans as of the acquisition date (November 21, 2017):

(in thousands)	PCI loans
Contractually required payments including interest	$1,769
Less: contractual cash flows not expected to be collected (nonaccretable difference)	805
Cash flows expected to be collected (undiscounted)	964
Less: interest component of cash flows expected to be collected (accretable yield)	109
Fair value of PCI loans	$855

The following table presents the fair value of loans acquired from Bank of Napa for non-PCI loans as of the acquisition date (November 21, 2017):

(in thousands)	Non-PCI loans
Contractually required payments including interest	$183,833
Contractual cash flows not expected to be collected	$14,227
Fair value of non-PCI loans	$133,865

The following table reflects the outstanding balance and related fair value of PCI loans as of the acquisition date:

PCI Loans (in thousands)	Unpaid principal balance	Fair value
Commercial	$417	$70
Commercial real estate	1,070	785
Total purchased credit-impaired loans	$1,487	$855

Page-96

Core Deposit Intangible

The core deposit intangible represents the estimated future benefits of acquired deposits and is booked separately from the related deposits. The value of the core deposit intangible asset was determined using a discounted cash flow approach to arrive at the cost differential between the core deposits (non-maturity deposits such as transaction, savings and money market accounts) and alternative funding sources. It was calculated as the present value of the difference  in  cash flows between maintaining the core deposits (interest and net maintenance costs) and the cost of an equal amount of  funds with a similar term from an alternative source. The core deposit intangible is amortized on an accelerated basis over an estimated ten-year life, and is evaluated periodically for impairment. No impairment loss was recognized in 2017.

We recorded a core deposit intangible asset of $4.4 million at acquisition, of which $56 thousand was amortized in 2017. At December 31, 2017, the future estimated amortization expense on the CDI from the Bank of Napa acquisition is as follows:

(in thousands)	2018	2019	2020	2021	2022	Thereafter	Total
Core deposit intangible amortization	$508	$499	$488	$475	$460	$1,955	$4,385

Pro Forma Results of Operations

The first column of the following table presents the former Bank of Napa's operations and its actual contribution to our net interest income and net income included in our consolidated statement of comprehensive income from the acquisition date (November 21, 2017) through December 31, 2017. The table also presents pro forma information of the combined entity as if the acquisition occurred on January 1, 2016. The pro forma information does not necessarily reflect the results of operations that would have resulted had the acquisition been completed at the beginning of the periods presented, nor is it indicative of the results of operations in future periods. Furthermore, cost savings and other business synergies related to the acquisition are not reflected in the pro forma amounts.

Pro Forma Revenue and Earnings
(in thousands)	Actual from acquisition date through December 31, 2017		2017		2016
Net interest income	$913		$82,802		$80,898
Net (loss) Income	$(576)	[1]	$18,898	[2]	$21,559	[2]
[1] Bank of Napa's net loss from November 21, 2017 through December 31, 2017 includes acquisition-related costs, accretion of the discount on acquired loans and core deposit intangible amortization.
[2] 2017 pro forma combined net income was adjusted to exclude acquisition related costs of $2.2 million incurred by Bank of Marin Bancorp and $2.5 million incurred by Bank of Napa. 2016 pro forma combined earnings were adjusted to include these acquisition related costs as if the merger occurred on January 1, 2016.

Acquisition-related expenses are recognized as incurred and continue until all systems have been converted and operational functions become fully integrated. Bank of Marin Bancorp incurred acquisition-related expenses in the consolidated statements of comprehensive income in 2017 for the Bank of Napa acquisition as follows:

(in thousands)	Year Ended December 31, 2017
Data processing[1]	$1,108
Professional services	952
Personnel severance	35
Other	114
Total	$2,209
[1] Primarily relates to Bank of Napa's core processing system contract termination and deconversion fees.

End of 2017 Audited Consolidated Financial Statements

Page-97

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
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

(B)    Management's Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rules 13a-15(f) promulgated under the 1934 Act). The internal control process has been designed under our supervision to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America. Management conducted an assessment of the effectiveness of internal control over financial reporting as of December 31, 2017, utilizing the framework established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, Management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2017.

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

(C)    Audit Report of the Registered Public Accounting Firm

The Company's independent registered public accounting firm, Moss Adams, LLP, has audited the effectiveness of internal control over financial reporting as of December 31, 2017 as stated in their audit report, which is included in ITEM 8 and incorporated herein by reference.

(D)    Changes in Internal Control Over Financial Reporting

As a result of the acquisition of Bank of Napa in November 2017, we continue to integrate and incorporate their business processes and systems into our overall internal control over financial reporting. During the quarter ended December 31, 2017, other than the interim effect of the acquisition noted above, there were no

Page-98

significant changes that materially affected, or are reasonably likely to affect, our internal control over financial reporting identified in connection with the evaluation mentioned in (B) above.

ITEM 9B.    OTHER INFORMATION

None.
PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference from our Proxy Statement for the 2018 Annual Meeting of Shareholders. Bancorp and the Bank have adopted a Code of Ethics that applies to all staff including the Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer. A copy of the Code of Ethical Conduct, which is also included on our website, will be provided to any person, without charge, upon written request to Corporate Secretary, Bank of Marin Bancorp, 504 Redwood Boulevard, Suite 100, Novato, CA 94947. During 2017 there were no changes in the procedures for the election or nomination of directors.

ITEM 11.     EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference from our Proxy Statement for the 2018 Annual Meeting of Shareholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference from ITEM 5 above, Note 8 to our audited consolidated financial statements and our Proxy Statement for the 2018 Annual Meeting of Shareholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference from our Proxy Statement for the 2018 Annual Meeting of Shareholders.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference from our Proxy Statement for the 2018 Annual Meeting of Shareholders.

Page-99

PART IV

ITEM 15.    Exhibits and Financial Statement Schedules

(A)     Documents Filed as Part of this Report:

1.     Financial Statements

The financial statements and supplementary data listed below are filed as part of this report under ITEM 8, captioned Financial Statements and Supplementary Data.
Report of Independent Registered Public Accounting Firm for the years ended December 31, 2017, 2016 and 2015
Management's Report on Internal Control over Financial Reporting
Consolidated Statements of Condition as of December 31, 2017 and 2016
Consolidated Statements of Comprehensive Income for the years ended December 31, 2017, 2016 and 2015
Consolidated Statement of Changes in Stockholders' Equity for the years ended December 31, 2017, 2016 and 2015
Consolidated Statement of Cash Flows for the years ended December 31, 2017, 2016 and 2015
Notes to Consolidated Financial Statements

2.     Financial Statement Schedules

All financial statement schedules have been omitted, as they are inapplicable or the required information is included in the financial statements or notes thereto.

(B)    Exhibits Filed:

The following exhibits are filed as part of this report or hereby incorporated by references to filings previously made with the SEC.

Page-100

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
2.01	Agreement to Merger and Plan of Reorganization with Bank of Napa, dated July 31, 2017	8-K	001-33572	2.1	August 2, 2017
3.01	Articles of Incorporation, as amended	10-Q	001-33572	3.01	November 7, 2007
3.02	Bylaws	10-Q	001-33572	3.02	May 9, 2011
3.02a	Bylaw Amendment	8-K	001-33572	3.03	July 6, 2015
4.01	Rights Agreement, dated July 6, 2017	8-A12B	001-33572	4.1	July 7, 2017
10.01	Employee Stock Ownership Plan	S-8	333-218274	4.1	May 26, 2017
10.02	2017 Employee Stock Purchase Plan	S-8	333-221219	4.1	October 30, 2017
10.03	2017 Equity Plan	S-8	333-219067	4.1	June 30, 2017
10.04	2010 Director Stock Plan	S-8	333-167639	4.1	June 21, 2010
10.05	Form of Indemnification Agreement for Directors and Executive Officers, dated August 9, 2007	10-Q	001-33572	10.06	November 7, 2007
10.06	Form of Employment Agreement, dated January 23, 2009	8-K	001-33572	10.1	January 26, 2009
10.07	2010 Annual Individual Incentive Compensation Plan	8-K	001-33572	99.1	October 21, 2010
10.08	Salary Continuation Agreement for executive officer Russell Colombo, Chief Executive Officer, dated January 1, 2011	8-K	001-33572	10.1	January 6, 2011
10.09	Salary Continuation Agreement for executive officer Peter Pelham, Director of Retail Banking, dated January 1, 2011	8-K	001-33572	10.4	January 6, 2011
10.10	Salary Continuation Agreement for executive officer Tani Girton, Chief Financial Officer, dated October 18, 2013	8-K	001-33572	10.2	November 4, 2014
10.11	Salary Continuation Agreement for executive officer Elizabeth Reizman, Chief Credit Officer, dated July 20, 2014	8-K	001-33572	10.3	November 4, 2014
10.12	Salary Continuation Agreement for executive officer Timothy Myers, Executive Vice President and Commercial Banking Manager, dated May 28, 2015	8-K	001-33572	10.4	June 2, 2015
10.13	2007 Form of Change in Control Agreement	8-K	001-33572	10.1	October 31, 2007
10.14	Information Technology Services Agreement with Fidelity Information Services, LLC, dated July 11, 2012	8-K	001-33572	10,100	July 17, 2012
11.01	Earnings Per Share Computation - included in Note 1 to the Consolidated Financial Statements					Filed
14.02	Code of Ethical Conduct, dated June 17, 2016	10-K	001-33572	14.02	March 14, 2017
23.01	Consent of Moss Adam LLP					Filed
31.01	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					Filed
31.02	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					Filed
32.01	Certification pursuant to 18 U.S.C. §1350 as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002					Filed
101.01*	XBRL Interactive Data File					Furnished
*    As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

ITEM 16.     Form 10-K Summary

None.

Page-101

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bank of Marin Bancorp (registrant)

March 14, 2018	/s/ Russell A. Colombo
Date	Russell A. Colombo
President &
Chief Executive Officer
(Principal Executive Officer)

March 14, 2018	/s/ Tani Girton
Date	Tani Girton
Executive Vice President &
Chief Financial Officer
(Principal Financial Officer)

March 14, 2018	/s/ Cecilia Situ
Date	Cecilia Situ
First Vice President &
Manager of Finance & Treasury
(Principal Accounting Officer)

Page-102

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated:	March 14, 2018	/s/ Tani Girton
Tani Girton
Executive Vice President & Chief Financial Officer
(Principal Financial Officer)

Dated:	March 14, 2018	/s/ Cecilia Situ
Cecilia Situ
First Vice President & Manager of Finance & Treasury
(Principal Accounting Officer)

Members of Bank of Marin Bancorp's Board of Directors

Dated:	March 14, 2018	/s/ Brian M. Sobel
Brian M. Sobel
Chairman of the Board

Dated:	March 14, 2018	/s/ Russell A. Colombo
Russell A. Colombo
President & Chief Executive Officer
(Principal Executive Officer)

Dated:	March 14, 2018	/s/ Steven I. Barlow
Steven I. Barlow

Dated:	March 14, 2018	/s/ James C. Hale
James C. Hale

Dated:	March 14, 2018	/s/ Robert Heller
Robert Heller

Dated:	March 14, 2018	/s/ Norma J. Howard
Norma J. Howard

Dated:	March 14, 2018	/s/ Kevin R. Kennedy
Kevin R. Kennedy

Dated:	March 14, 2018	/s/ William H. McDevitt, Jr.
William H. McDevitt, Jr.

Dated:	March 14, 2018	/s/ Leslie E. Murphy
Leslie E. Murphy

Dated:	March 14, 2018	/s/ Joel Sklar
Joel Sklar, M.D.

Page-103