Form 10-Q
period 2018-03-31
Bank of Marin Bancorp
filed 2018-05-08
CIK 1403475

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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
Yes   ☐     No  ☒

As of April 30, 2018, there were 6,983,918 shares of common stock outstanding.

Page-2

PART I       FINANCIAL INFORMATION

ITEM 1.  Financial Statements

BANK OF MARIN BANCORP CONSOLIDATED STATEMENTS OF CONDITION March 31, 2018 and December 31, 2017

(in thousands, except share data; unaudited)	March 31, 2018	December 31, 2017
Assets
Cash and due from banks	$159,347	$203,545
Investment securities
Held-to-maturity, at amortized cost	149,013	151,032
Available-for-sale, at fair value	423,882	332,467
Total investment securities	572,895	483,499
Loans, net of allowance for loan losses of $15,771 and $15,767 at March 31, 2018 and December 31, 2017, respectively	1,655,969	1,663,246
Bank premises and equipment, net	8,297	8,612
Goodwill	30,140	30,140
Core deposit intangible	6,262	6,492
Interest receivable and other assets	77,133	72,620
Total assets	$2,510,043	$2,468,154

Liabilities and Stockholders' Equity
Liabilities
Deposits
Non-interest bearing	$1,065,470	$1,014,103
Interest bearing
Transaction accounts	166,117	169,195
Savings accounts	180,730	178,473
Money market accounts	628,335	626,783
Time accounts	145,942	160,116
Total deposits	2,186,594	2,148,670
Subordinated debentures	5,772	5,739
Interest payable and other liabilities	19,213	16,720
Total liabilities	2,211,579	2,171,129

Stockholders' Equity
Preferred stock, no par value, Authorized - 5,000,000 shares, none issued	—	—
Common stock, no par value, Authorized - 15,000,000 shares; Issued and outstanding - 6,989,126 and 6,921,542 at March 31, 2018 and December 31, 2017, respectively	145,282	143,967
Retained earnings	160,556	155,544
Accumulated other comprehensive loss, net of taxes	(7,374)	(2,486)
Total stockholders' equity	298,464	297,025
Total liabilities and stockholders' equity	$2,510,043	$2,468,154

The accompanying notes are an integral part of these consolidated financial statements (unaudited).

Page-3

BANK OF MARIN BANCORP CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three months ended
(in thousands, except per share amounts; unaudited)	March 31, 2018	March 31, 2017
Interest income
Interest and fees on loans	$18,887	$15,849
Interest on investment securities
Securities of U.S. government agencies	2,475	1,518
Obligations of state and political subdivisions	638	568
Corporate debt securities and other	44	37
Interest on Federal funds sold and due from banks	403	60
Total interest income	22,447	18,032
Interest expense
Interest on interest-bearing transaction accounts	52	29
Interest on savings accounts	18	15
Interest on money market accounts	216	113
Interest on time accounts	156	146
Interest on subordinated debentures	114	108
Total interest expense	556	411
Net interest income	21,891	17,621
Provision for loan losses	—	—
Net interest income after provision for loan losses	21,891	17,621
Non-interest income
Service charges on deposit accounts	477	452
Wealth Management and Trust Services	515	503
Debit card interchange fees	396	372
Merchant interchange fees	80	96
Earnings on bank-owned life insurance	228	209
Dividends on FHLB stock	196	232
Other income	350	251
Total non-interest income	2,242	2,115
Non-interest expense
Salaries and related benefits	9,017	7,475
Occupancy and equipment	1,507	1,319
Depreciation and amortization	547	481
Federal Deposit Insurance Corporation insurance	191	161
Data processing	1,381	939
Professional services	1,299	522
Directors' expense	174	158
Information technology	269	198
Provision for losses on off-balance sheet commitments	—	165
Other expense	1,696	1,593
Total non-interest expense	16,081	13,011
Income before provision for income taxes	8,052	6,725
Provision for income taxes	1,663	2,177
Net income	$6,389	$4,548
Net income per common share:
Basic	$0.92	$0.75
Diluted	$0.91	$0.74
Weighted average shares:
Basic	6,914	6,092
Diluted	7,006	6,172
Dividends declared per common share	$0.29	$0.27
Comprehensive income:
Net income	$6,389	$4,548
Other comprehensive (loss) income
Change in net unrealized gain or loss on available-for-sale securities	(6,170)	4,710
Net unrealized loss on securities transferred from available-for-sale to held-to-maturity	—	(3,036)
Amortization of net unrealized losses on securities transferred from available-for-sale to held-to-maturity	136	41
Subtotal	(6,034)	1,715
Deferred tax (benefit) expense	(1,784)	704
Other comprehensive (loss) income, net of tax	(4,250)	1,011
Comprehensive income	$2,139	$5,559
The accompanying notes are an integral part of these consolidated financial statements (unaudited).

Page-4

BANK OF MARIN BANCORP CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
for the year ended December 31, 2017 and the three months ended March 31, 2018

(in thousands, except share data; unaudited)	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss ("AOCI"), Net of Taxes	Total
	Shares	Amount
Balance at December 31, 2016	6,127,314	$87,392	$146,464	$(3,293)	$230,563
Net income	—	—	15,976	—	15,976
Other comprehensive income	—	—	—	807	807
Stock options exercised, net of shares surrendered for cashless exercises and tax withholdings	9,266	28	—	—	28
Stock issued under employee stock purchase plan	512	32	—	—	32
Stock issued under employee stock ownership plan ("ESOP")	29,547	1,850	—	—	1,850
Restricted stock granted	16,230	—	—	—	—
Restricted stock forfeited / cancelled	—	—	—	—	—
Stock-based compensation - stock options	—	529	—	—	529
Stock-based compensation - restricted stock	—	742	—	—	742
Cash dividends paid on common stock	—	—	(6,896)	—	(6,896)
Stock purchased by directors under director stock plan	531	35	—	—	35
Stock issued in payment of director fees	2,878	188	—	—	188
Stock and stock options issued to Bank of Napa shareholders (net of payment for fractional shares of $14 thousand)	735,264	53,171	—	—	53,171
Balance at December 31, 2017	6,921,542	$143,967	$155,544	$(2,486)	$297,025
Net income			6,389		6,389
Other comprehensive loss				(4,250)	(4,250)
Reclassification of stranded tax effects in AOCI			638	(638)	—
Stock options exercised, net of shares surrendered for cashless exercises and tax withholdings	47,787	453			453
Stock issued under employee stock purchase plan	152	10			10
Restricted stock granted	18,520				—
Restricted stock surrendered for tax withholdings upon vesting	(401)	(28)			(28)
Restricted stock forfeited / cancelled	(4,077)				—
Stock-based compensation - stock options		316			316
Stock-based compensation - restricted stock		455			455
Cash dividends paid on common stock			(2,015)		(2,015)
Stock purchased by directors under director stock plan	260	18			18
Stock issued in payment of director fees	1,343	91			91
Balance at March 31, 2018	6,985,126	145,282	160,556	(7,374)	298,464

The accompanying notes are an integral part of these consolidated financial statements (unaudited).

Page-5

BANK OF MARIN BANCORP CONSOLIDATED STATEMENTS OF CASH FLOWS
for the three months ended March 31, 2018 and 2017

(in thousands; unaudited)	March 31, 2018	March 31, 2017
Cash Flows from Operating Activities:
Net income	$6,389	$4,548
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for losses on off-balance sheet commitments	—	165
Noncash director compensation expense - common stock	67	73
Stock-based compensation expense	771	378
Amortization of core deposit intangible	230	118
Amortization of investment security premiums, net of accretion of discounts	762	762
Accretion of discount on acquired loans	(211)	(240)
Accretion of discount on subordinated debentures	33	42
Net change in deferred loan origination costs/fees	(110)	75
Gain on sales of other real estate owned	—	(1)
Depreciation and amortization	547	481
Earnings on bank-owned life insurance policies	(228)	(209)
Net change in operating assets and liabilities:
Deferred rent and other rent-related expenses	(86)	145
Interest receivable and other assets	(2,339)	1,305
Interest payable and other liabilities	3,374	(674)
Total adjustments	2,810	2,420
Net cash provided by operating activities	9,199	6,968
Cash Flows from Investing Activities:
Purchase of held-to-maturity securities	(1,989)	(2,991)
Purchase of available-for-sale securities	(109,693)	(5,590)
Proceeds from paydowns/maturities of held-to-maturity securities	3,917	4,001
Proceeds from paydowns/maturities of available-for-sale securities	11,572	8,594
Loans originated and principal collected, net	7,022	8,875
Purchase of premises and equipment	(232)	(297)
Proceeds from sale of other real estate owned or repossessed assets	—	170
Cash paid for low-income housing tax credit investment	(356)	(345)
Net cash (used in) provided by investing activities	(89,759)	12,417
Cash Flows from Financing Activities:
Net increase in deposits	37,924	6,569
Proceeds from stock options exercised	504	88
Payment of tax withholdings for stock options exercised and vesting of restricted stock	(79)	(60)
Proceeds from stock issued under employee and director stock purchase plans	28	31
Cash dividends paid on common stock	(2,015)	(1,655)
Net cash provided by financing activities	36,362	4,973
Net (decrease) increase in cash and cash equivalents	(44,198)	24,358
Cash and cash equivalents at beginning of period	203,545	48,804
Cash and cash equivalents at end of period	$159,347	$73,162
Supplemental disclosure of cash flow information:
Cash paid in interest	$543	$373
Supplemental disclosure of noncash investing and financing activities:
Change in net unrealized gain or loss on available-for-sale securities	$(6,034)	$1,674
Securities transferred from available-for-sale to held-to-maturity	$—	$128,965
Amortization of net unrealized loss on available-for-sale securities transferred to held-to-maturity	$136	$41
Subscription in low income housing tax credit investment	$(3,000)	$—
Stock issued in payment of director fees	$91	$82

The accompanying notes are an integral part of these consolidated financial statements (unaudited).

Page-6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1:  Basis of Presentation

The consolidated financial statements include the accounts of Bank of Marin Bancorp (“Bancorp”), a bank holding company, and its wholly-owned bank subsidiary, Bank of Marin (the “Bank”), a California state-chartered commercial bank. References to “we,” “our,” “us” mean Bancorp and the Bank that are consolidated for financial reporting purposes. The accompanying unaudited consolidated interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles ("GAAP") have been condensed or omitted pursuant to those rules and regulations. Although we believe that the disclosures are adequate and the information presented is not misleading, we suggest that these interim financial statements be read in conjunction with the annual financial statements and the notes thereto included in our 2017 Annual Report on Form 10-K.  In the opinion of Management, the unaudited consolidated financial statements reflect all adjustments, which are necessary for a fair presentation of the consolidated financial position, the results of operations, changes in comprehensive income, changes in stockholders’ equity, and cash flows for the periods presented. All material intercompany transactions have been eliminated. The results of these interim periods may not be indicative of the results for the full year or for any other period.

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

	Three months ended
(in thousands, except per share data)	March 31, 2018	March 31, 2017
Weighted average basic shares outstanding	6,914	6,092
Potentially dilutive common shares related to:
Stock options	75	62
Unvested restricted stock awards	17	18
Weighted average diluted shares outstanding	7,006	6,172
Net income	$6,389	$4,548
Basic EPS	$0.92	$0.75
Diluted EPS	$0.91	$0.74
Weighted average anti-dilutive shares not included in the calculation of diluted EPS	32	13

Page-7

Note 2: Recently Adopted and Issued Accounting Standards

Accounting Standards Adopted in 2018

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606). The core principle of this ASU (and all subsequent updates) is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. This ASU establishes a five-step model that must be used to recognize revenue that requires the entity to identify the contract with a customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract, and recognize revenue when (or as) the entity satisfies the performance obligation. The ASU does not apply to the majority of our revenue, including revenue associated with financial instruments, such as loans and investment securities, and certain non-interest income, such as earnings on bank-owned life insurance, dividends on Federal Home Loan Bank ("FHLB") stock, gains or losses on sales of investment securities, and deposit overdraft charges. The standard allowed the use of either the full retrospective or modified retrospective transition method. We elected to apply the modified retrospective transition method to incomplete contracts as of the initial date of application on January 1, 2018. The adoption of the new standards did not have a material impact on our financial condition or results of operations as the revenue recognition patterns under the new standards did not change significantly from our current practice of recognizing the in-scope non-interest income. In addition, we did not retroactively revise prior period amounts or record a cumulative adjustment to retained earnings upon adoption. We considered the nature, amount, timing, and uncertainty of revenue from contracts with customers and determined that significant revenue streams are sufficiently disaggregated in the consolidated statements of comprehensive income.

Descriptions of our significant revenue-generating transactions that are within the scope of the new revenue recognition standards, which are presented in the consolidated statements of comprehensive income as components of non-interest income, are as follows:

•
Wealth Management & Trust ("WM&T") fees - WM&T services include, but are not limited to: customized investment advisory and management; administrative services such as bill pay and tax reporting; trust administration, estate settlement, custody and fiduciary services. Performance obligations for investment advisory and management services are generally satisfied over time. Revenue is recognized monthly according to a tiered fee schedule based on the client's month-end market value of assets under our management. WM&T does not earn revenue based on performance or incentives. Costs associated with WM&T revenue-generating activities, such as payments to sub-advisors, are recorded separately as part of professional service expenses when incurred.

•
Deposit account service charges - Service charges on deposit accounts consist of monthly maintenance fees, business account analysis fees, business online banking fees, check order charges, and other deposit account-related fees. Performance obligations for monthly maintenance fees and account analysis fees are satisfied, and the related revenue recognized, when our performance obligation is completed each month. Performance obligations related to transaction-based services (such as check orders) are satisfied, and the related revenue recognized, at a point in time when completed, except for business accounts subject to analysis where the transaction-based fees are part of the monthly account analysis fees.

•
Debit card interchange fees - We issue debit cards to our consumer and small business customers that allow them to purchase goods and services from merchants in person, online, or via mobile devices using funds held in their demand deposit accounts held with us. Debit cards issued to our customers are part of global electronic payment networks (such as Visa) who pass a portion of the merchant interchange fees to debit card-issuing member banks like us when our customers make purchases through their networks. Performance obligations for debit card services are satisfied, and revenue is recognized, daily as transactions are processed by the payment networks. Because we act in an agent capacity, we determined that network costs previously recorded as a component of non-interest expense should be netted with interchange fees recorded in non-interest income starting in the second quarter of 2018. Network costs were immaterial for the three months ended March 31, 2018 and 2017.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments in this ASU make improvements to accounting standards related to financial instruments, including the following:

Page-8

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

•
Eliminates the requirement to disclose the method(s) and significant assumptions used to estimate the fair value required under current standards for financial instruments measured at amortized cost on the consolidated balance sheet.

•	Requires public companies to use the exit price notion when measuring and disclosing the fair value of financial instruments.

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

We adopted the requirements of this ASU effective January 1, 2018, which did not have a material impact on our financial condition and results of operations. The fair value of our loans held for investment, which is recorded at amortized cost, now incorporates the exit price notion reflecting factors such as a liquidity premium. See Note 3, Fair Value of Assets and Liabilities.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This ASU provides guidance on how to present and classify eight specific cash flow topics in the statement of cash flows. The ASU is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The amendments should be applied using a retrospective transition method to each period presented, if practical. We adopted the requirements of this ASU effective January 1, 2018, which did not impact our financial condition, results of operations, or related financial statement disclosures for the periods presented.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The amendments are intended to help companies evaluate whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses and provide a more robust framework to use in determining when a set of assets and activities is a business. The amendments should be applied prospectively and are effective for annual periods after December 31, 2017, including interim periods within those periods. We adopted the amendments effective January 1, 2018, which did not impact our financial condition, results of operations, or related financial statement disclosures in the first quarter of 2018.

In May 2017, the FASB issued ASU No. 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting. This ASU applies to entities that change the terms or conditions of a share-based payment award. The FASB adopted this ASU to provide clarity in what constitutes a modification and to reduce diversity in practice in applying Topic 718. In order for a change to a share-based arrangement to not require Topic 718 modification accounting treatment, all of the following must be met: no change in fair value, no change in vesting conditions and no change in the balance sheet classification of the modified award. The ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those periods. Early adoption is permitted, including adoption in an interim period. The amendments should be applied prospectively to an award modified on or after the adoption date. We adopted the requirements of this ASU effective January 1, 2018, which did not impact our financial condition, results of operation, or related financial statement disclosures in the first quarter of 2018.

In February 2018, the FASB issued ASU No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This amendment helps organizations address certain stranded income tax effects in accumulated other comprehensive income (AOCI) resulting from the enactment of the Tax Cuts and Jobs Act of 2017. The ASU requires financial statement preparers

Page-9

to disclose a description of the accounting policy for releasing income tax effects from AOCI, whether or not they elect to reclassify the stranded income tax effects from the Tax Cuts and Jobs Act of 2017, and information about the other income tax effects that are reclassified. The amendments are effective for all organizations for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The amendments in this ASU should be applied in either the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate tax rate in the Tax Cuts and Jobs Act of 2017 is recognized. We early adopted this ASU in the first quarter of 2018. See Note 7, Stockholders' Equity.

Accounting Standards Not Yet Effective

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The amendments in this ASU intend to increase transparency and comparability among organizations by recognizing an asset, which represents the right to use the asset for the lease term, and a lease liability, which is a lessee's obligation to make lease payments measured on a discounted basis. This ASU generally applies to leasing arrangements exceeding a twelve month term. ASU 2016-02 is effective for annual periods, including interim periods within those annual periods beginning after December 15, 2018 and requires a modified retrospective method of adoption. Early application of the amendments is permitted. We intend to adopt this ASU during the first quarter of 2019, as required. We are continuing to evaluate our lease agreements and potential accounting software solutions as they become available. As of March 31, 2018, our undiscounted operating lease obligations that were off-balance sheet totaled $17.7 million (See Note 8, Commitments and Contingencies). Upon adoption of this ASU, the present values of leases currently classified as operating leases will be recognized as lease assets and liabilities on our consolidated balance sheets. Additional disclosures of key information about our leasing arrangements will also be required. We do not expect that the ASU will have a material impact on our capital ratios or return on average assets when adopted and we are currently evaluating the effect that the ASU will have on other components of our financial condition and results of operations.

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

The following table summarizes our assets and liabilities that were required to be recorded at fair value on a recurring basis.

(in thousands) Description of Financial Instruments	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Measurement Categories: Changes in Fair Value Recorded In1
March 31, 2018
Securities available-for-sale:
Mortgage-backed securities and collateralized mortgage obligations issued by U.S. government agencies	$262,666	$—	$262,666	$—	OCI
SBA-backed securities	33,538	—	33,373	165	OCI
Debentures of government sponsored agencies	27,336	—	27,336	—	OCI
Privately-issued collateralized mortgage obligations	1,390	—	1,390	—	OCI
Obligations of state and political subdivisions	93,414	—	93,414	—	OCI
Corporate bonds	5,538	—	5,538	—	OCI
Derivative financial assets (interest rate contracts)	239	—	239	—	NI
Derivative financial liabilities (interest rate contracts)	376	—	376	—	NI
December 31, 2017
Securities available-for-sale:
Mortgage-backed securities and collateralized mortgage obligations issued by U.S. government agencies	$188,061	$—	$188,061	$—	OCI
SBA-backed securities	25,982		25,817	165	OCI
Debentures of government sponsored agencies	12,938	—	12,938	—	OCI
Privately-issued collateralized mortgage obligations	1,431	—	1,431	—	OCI
Obligations of state and political subdivisions	97,491	—	97,491	—	OCI
Corporate bonds	6,564	—	6,564	—	OCI
Derivative financial assets (interest rate contracts)	74	—	74	—	NI
Derivative financial liabilities (interest rate contracts)	740	—	740	—	NI
 1 Other comprehensive income ("OCI") or net income ("NI").

Page-11

Securities available-for-sale are recorded at fair value on a recurring basis. When available, quoted market prices (Level 1) are used to determine the fair value of securities available-for-sale. If quoted market prices are not available, we obtain pricing information from a reputable third-party service provider, who may utilize valuation techniques that use current market-based or independently sourced parameters, such as bid/ask prices, dealer-quoted prices, interest rates, benchmark yield curves, prepayment speeds, probability of default, loss severity and credit spreads (Level 2).   Level 2 securities include obligations of state and political subdivisions, U.S. agencies or government-sponsored agencies' debt securities, mortgage-backed securities, government agency-issued, privately-issued collateralized mortgage obligations, and corporate bonds. As of March 31, 2018 and December 31, 2017, there were no securities that were considered Level 1 securities. As of March 31, 2018, we had one available-for-sale security that was considered a Level 3 security. The security is a U.S. government agency obligation collateralized by a small number of business equipment loans guaranteed by the Small Business Administration ("SBA") program. The security is not actively traded and is owned only by a few investors. The significant unobservable data that is reflected in the fair value measurement include dealer quotes, projected prepayment speeds/average life and credit information, among other things. The unrealized loss on this SBA-guaranteed security recorded as part of other comprehensive income remained at $2 thousand at both March 31, 2018 and December 31, 2017.

Securities held-to-maturity may be written down to fair value (determined using the same techniques discussed above for securities available-for-sale) as a result of other-than-temporary impairment, and we did not record any write-downs during the quarter ended March 31, 2018 or year ended December 31, 2017.

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

Certain financial assets may be measured at fair value on a non-recurring basis. These assets are subject to fair value adjustments that result from the application of the lower of cost or fair value accounting or write-downs of individual assets, such as impaired loans that are collateral dependent and other real estate owned ("OREO"). As of March 31, 2018 and December 31, 2017, we do not carry any assets measured at fair value on a non-recurring basis.

Disclosures about Fair Value of Financial Instruments

The following table summarizes fair value estimates for financial instruments as of March 31, 2018 and December 31, 2017, excluding financial instruments recorded at fair value on a recurring basis (summarized in the first table in this note). The carrying amounts in the following table are recorded in the consolidated statements of condition under the indicated captions. Further, we have not disclosed the fair value of financial instruments specifically excluded from disclosure requirements such as bank-owned life insurance policies ("BOLI") and non-maturity deposit liabilities. Additionally, we hold shares of FHLB stock and Visa Inc. Class B common stock at cost. These shares are restricted from resale, except among member banks, and their values are discussed in Note 4, Investment Securities.

Page-12

	March 31, 2018			December 31, 2017
(in thousands)	Carrying Amounts	Fair Value	Fair Value Hierarchy	Carrying Amounts	Fair Value	Fair Value Hierarchy
Financial assets (recorded at amortized cost)
Cash and cash equivalents	$159,347	$159,347	Level 1	$203,545	$203,545	Level 1
Investment securities held-to-maturity	149,013	145,818	Level 2	151,032	151,032	Level 2
Loans, net	1,655,969	1,622,552	Level 3	1,663,246	1,650,198	Level 3
Interest receivable	7,087	7,087	Level 2	7,501	7,501	Level 2
Financial liabilities (recorded at amortized cost)
Time deposits	145,942	145,212	Level 2	160,116	159,540	Level 2
Subordinated debentures	5,772	6,820	Level 3	5,739	5,118	Level 3
Interest payable	172	172	Level 2	191	191	Level 2

Commitments - The value of unrecognized financial instruments is estimated based on the fee income associated with the commitments which, in the absence of credit exposure, is considered to approximate their settlement value. The fair value of commitment fees was not material at March 31, 2018 and December 31, 2017.

Note 4:  Investment Securities

Our investment securities portfolio consists of obligations of state and political subdivisions, corporate bonds, U.S. government agency securities, including residential and commercial mortgage-backed securities (“MBS”) and collateralized mortgage obligations (“CMOs”) issued or guaranteed by Federal National Mortgage Association ("FNMA"), Federal Home Loan Mortgage Corporation ("FHLMC"), or Government National Mortgage Association ("GNMA"), debentures issued by government-sponsored agencies such as FNMA, Federal Farm Credit Bureau, FHLB and FHLMC, as well as privately issued CMOs, as reflected in the following table:

	March 31, 2018				December 31, 2017
	Amortized	Fair	Gross Unrealized		Amortized	Fair	Gross Unrealized
(in thousands)	Cost	Value	Gains	(Losses)	Cost	Value	Gains	(Losses)
Held-to-maturity:
Obligations of state and political subdivisions	$19,599	$19,857	$278	$(20)	$19,646	$19,998	$383	$(31)
MBS pass-through securities issued by FHLMC and FNMA	97,222	94,735	12	(2,499)	100,376	100,096	234	(514)
CMOs issued by FHLMC	32,192	31,226	1	(967)	31,010	30,938	2	(74)
Total held-to-maturity	149,013	145,818	291	(3,486)	151,032	151,032	619	(619)
Available-for-sale:
Securities of U.S. government agencies:
MBS pass-through securities issued by FHLMC and FNMA	93,915	92,029	22	(1,908)	65,559	65,262	126	(423)
SBA-backed securities	33,809	33,538	8	(279)	25,979	25,982	58	(55)
CMOs issued by FNMA	34,210	33,613	9	(606)	35,340	35,125	33	(248)
CMOs issued by FHLMC	123,007	120,374	60	(2,693)	70,514	69,889	3	(628)
CMOs issued by GNMA	17,173	16,650	5	(528)	17,953	17,785	26	(194)
Debentures of government- sponsored agencies	27,446	27,336	6	(116)	12,940	12,938	3	(5)
Privately issued CMOs	1,389	1,390	3	(2)	1,432	1,431	1	(2)
Obligations of state and political subdivisions	95,395	93,414	99	(2,080)	98,027	97,491	298	(834)
Corporate bonds	5,527	5,538	27	(16)	6,541	6,564	26	(3)
Total available-for-sale	431,871	423,882	239	(8,228)	334,285	332,467	574	(2,392)
Total investment securities	$580,884	$569,700	$530	$(11,714)	$485,317	$483,499	$1,193	$(3,011)

The amortized cost and fair value of investment debt securities by contractual maturity at March 31, 2018 are shown in the following table. Expected maturities may differ from contractual maturities if the issuers of the securities have the right to call or prepay obligations with or without call or prepayment penalties.

Page-13

	March 31, 2018				December 31, 2017
	Held-to-Maturity		Available-for-Sale		Held-to-Maturity		Available-for-Sale
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$3,230	$3,256	$10,291	$10,281	$2,151	$2,172	$10,268	$10,272
After one but within five years	14,458	14,599	77,606	76,619	15,577	15,791	71,576	71,237
After five years through ten years	53,048	51,589	225,526	220,904	54,641	54,554	129,723	128,954
After ten years	78,277	76,374	118,448	116,078	78,663	78,515	122,718	122,004
Total	$149,013	$145,818	$431,871	$423,882	$151,032	$151,032	$334,285	$332,467

Pledged investment securities are shown in the following table:

(in thousands)	March 31, 2018	December 31, 2017
Pledged to the State of California:
Secure public deposits in compliance with the Local Agency Security Program	$102,738	$107,829
Collateral for trust deposits	754	761
Total investment securities pledged to the State of California	$103,492	$108,590
Collateral for Wealth Management and Trust Services ("WMTS") checking account	$2,018	$2,026

As part of our ongoing review of our investment securities portfolio, we reassessed the classification of certain MBS pass-through and CMOs securities issued by FHLMC and FNMA. During 2017, we transferred $129 million of these securities, which we intend and have the ability to hold to maturity, from available-for-sale securities to held-to-maturity at fair value. The net unrealized pre-tax loss of $3.0 million at the date of transfer remained in accumulated other comprehensive income and are amortized over the remaining lives of the securities. Amortization of the net unrealized pre-tax losses totaled $136 thousand and $41 thousand in the first quarter of 2018 and 2017, respectively.

Other-Than-Temporarily Impaired ("OTTI") Debt Securities

We have evaluated the credit of our investment securities and their issuers and/or insurers. Based on our evaluation, Management has determined that no investment security in our investment portfolio is other-than-temporarily impaired as of March 31, 2018. We do not have the intent and it is more likely than not that we will not have to sell the remaining securities temporarily impaired at March 31, 2018 before recovery of the amortized cost basis.

There were 258 and 198 investment securities in unrealized loss positions at March 31, 2018 and December 31, 2017, respectively. Those securities are summarized and classified according to the duration of the loss period in the following tables:

Page-14

March 31, 2018	< 12 continuous months		≥ 12 continuous months		Total securities in a loss position
(in thousands)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
Held-to-maturity:
Obligations of state and political subdivisions	$3,636	$(20)	$—	$—	$3,636	$(20)
MBS pass-through securities issued by FHLMC and FNMA	22,570	(611)	69,808	(1,888)	92,378	(2,499)
CMOs issued by FHLMC	16,571	(445)	12,667	(522)	29,238	(967)
Total held-to-maturity	42,777	(1,076)	82,475	(2,410)	125,252	(3,486)
Available-for-sale:
MBS pass-through securities issued by FHLMC and FNMA	71,449	(1,314)	18,895	(594)	90,344	(1,908)
SBA-backed securities	24,816	(277)	165	(2)	24,981	(279)
CMOs issued by FNMA	28,289	(473)	5,061	(133)	33,350	(606)
CMOs issued by FHLMC	107,801	(2,693)	—	—	107,801	(2,693)
CMOs issued by GNMA	15,955	(528)	—	—	15,955	(528)
Debentures of government- sponsored agencies	12,330	(116)	—	—	12,330	(116)
Privately issued CMOs	862	(2)	—	—	862	(2)
Obligations of state and political subdivisions	63,831	(920)	18,880	(1,160)	82,711	(2,080)
Corporate bonds	4,032	(16)	—	—	4,032	(16)
Total available-for-sale	329,365	(6,339)	43,001	(1,889)	372,366	(8,228)
Total temporarily impaired securities	$372,142	$(7,415)	$125,476	$(4,299)	$497,618	$(11,714)

December 31, 2017	< 12 continuous months		≥ 12 continuous months		Total securities in a loss position
(in thousands)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
Held-to-maturity:
Obligations of state and political subdivisions	$3,648	$(31)	$—	$—	$3,648	$(31)
MBS pass-through securities issued by FHLMC and FNMA	$16,337	$(143)	$46,845	$(371)	$63,182	$(514)
CMOs issued by FHLMC	11,066	(31)	13,824	(43)	24,890	(74)
Total held-to-maturity	31,051	(205)	60,669	(414)	91,720	(619)
Available-for-sale:
MBS pass-through securities issued by FHLMC and FNMA	32,189	(121)	15,325	(302)	47,514	(423)
SBA-backed securities	11,028	(53)	165	(2)	11,193	(55)
CMOs issued by FNMA	26,401	(171)	5,440	(77)	31,841	(248)
CMOs issued by FHLMC	69,276	(628)	—	—	69,276	(628)
CMOs issued by GNMA	14,230	(194)	—	—	14,230	(194)
Debentures of government- sponsored agencies	2,984	(5)	—	—	2,984	(5)
Privately issued CMO's	1,310	(2)	—	—	1,310	(2)
Obligations of state and political subdivisions	52,197	(288)	19,548	(546)	71,745	(834)
Corporate bonds	3,060	(3)	—	—	3,060	(3)
Total available-for-sale	212,675	(1,465)	40,478	(927)	253,153	(2,392)
Total temporarily impaired securities	$243,726	$(1,670)	$101,147	$(1,341)	$344,873	$(3,011)

Page-15

As of March 31, 2018, sixty-one investment securities in our portfolio had been in a continuous loss position for twelve months or more. They consisted of one SBA-backed security, four CMOs issued by FHLMC, three CMOs issued by FNMA, twenty-one agency MBS securities and thirty-two obligations of U.S. state and political subdivisions securities. We have evaluated the securities and believe that the decline in fair value is primarily driven by factors other than credit. It is probable that we will be able to collect all amounts due according to the contractual terms and no other-than-temporary impairment exists on these securities. The debenture of government-sponsored agency security is supported by the U.S. Federal Government, which protects us from credit losses. Based upon our assessment of the credit fundamentals, we concluded that these securities were not other-than-temporarily impaired at March 31, 2018.

There were one hundred ninety-seven investment securities in our portfolio that had been in temporary loss positions for less than twelve months as of March 31, 2018, and their temporary loss positions mainly arose from changes in interest rates since purchase. They consisted of seven SBA-backed securities, five debentures of a U.S. government-sponsored agency, one hundred one obligations of U.S. state and political subdivisions, thirty-four MBS securities, forty-three CMOs issued by government-sponsored agencies, one privately issued CMO and six corporate bonds. Securities of government-sponsored agencies are supported by the U.S. Federal Government, which protects us from credit losses. Other temporarily impaired securities are deemed creditworthy after internal analysis of the issuers' latest financial information and credit enhancement. Additionally, all are rated as investment grade by at least one major rating agency. As a result of this impairment analysis, we concluded that these securities were not other-than-temporarily impaired at March 31, 2018.

Non-Marketable Securities

As a member of the FHLB, we are required to maintain a minimum investment in FHLB capital stock determined by the Board of Directors of the FHLB. The minimum investment requirements can increase in the event we increase our total asset size or borrowings with the FHLB. Shares cannot be purchased or sold except between the FHLB and its members at the $100 per share par value. We held $11.1 million of FHLB stock recorded at cost in other assets on the consolidated statements of condition at both March 31, 2018 and December 31, 2017. The carrying amounts of these investments are reasonable estimates of fair value because the securities are restricted to member banks and they do not have a readily determinable market value. Management does not believe that the FHLB stock is other-than-temporarily-impaired, due to FHLB's current financial condition. On April 26, 2018, FHLB announced a cash dividend to be distributed in mid-May 2018 at an annualized dividend rate of 7.00%. Cash dividends paid on FHLB capital stock are recorded as non-interest income.

As a member bank of Visa U.S.A., we hold 16,939 shares of Visa Inc. Class B common stock with a carrying value of zero, which is equal to our cost basis. These shares are restricted from resale until their conversion into Class A (voting) shares upon the termination of Visa Inc.'s Covered Litigation escrow account. As a result of the restriction, these shares are not considered available-for-sale and are not carried at fair value. When converting this Class B common stock to Class A common stock based on the conversion rate of 1.6483 and the closing stock price of Class A shares, the value of our shares of Class B common stock would have been $3.3 million and $3.2 million at March 31, 2018 and December 31, 2017, respectively. The conversion rate is subject to further reduction upon the final settlement of the covered litigation against Visa Inc. and its member banks. As such, the fair value of these Class B shares can differ significantly from their if-converted values. For further information, see Note 8, Commitments and Contingencies.

We invest in low-income housing tax credit funds as a limited partner, which totaled $5.0 million and $2.1 million recorded in other assets as of March 31, 2018 and December 31, 2017, respectively. In the first three months of 2018, we recognized $110 thousand of low-income housing tax credits and other tax benefits, net of $94 thousand of amortization expense of low-income housing tax credit investment, as a component of income tax expense. As of March 31, 2018, our unfunded commitments for these low-income housing tax credit funds totaled $3.2 million. We did not recognize any impairment losses on these low-income housing tax credit investments during the first three months of 2018 or 2017, as the value of the future tax benefits exceeds the carrying value of the investments.

Page-16

Note 5:  Loans and Allowance for Loan Losses

Credit Quality of Loans

The following table shows outstanding loans by class and payment aging as of March 31, 2018 and December 31, 2017.

Loan Aging Analysis by Loan Class
(in thousands)	Commercial and industrial	Commercial real estate, owner-occupied	Commercial real estate, investor	Construction	Home equity	Other residential [1]	Installment and other consumer	Total
March 31, 2018
30-59 days past due	$—	$—	$—	$—	$385	$—	$—	$385
60-89 days past due	4	—	—	—	—	—	—	4
90 days or more past due	—	—	—	—	—	—	—	—
Total past due	4	—	—	—	385	—	—	389
Current	231,676	300,377	828,945	64,978	124,314	95,621	25,440	1,671,351
Total loans [3]	$231,680	$300,377	$828,945	$64,978	$124,699	$95,621	$25,440	$1,671,740
Non-accrual loans [2]	$—	$—	$—	$—	$392	$—	$—	$392
December 31, 2017
30-59 days past due	$—	$—	$—	$—	$99	$255	$330	$684
60-89 days past due	1,340	—	—	—	—	—	—	1,340
90 days or more past due	—	—	—	—	307	—	—	307
Total past due	1,340	—	—	—	406	255	330	2,331
Current	234,495	300,963	822,984	63,828	132,061	95,271	27,080	1,676,682
Total loans [3]	$235,835	$300,963	$822,984	$63,828	$132,467	$95,526	$27,410	$1,679,013
Non-accrual loans [2]	$—	$—	$—	$—	$406	$—	$—	$406
1 Our residential loan portfolio does not include sub-prime loans, nor is it our practice to underwrite loans commonly referred to as "Alt-A mortgages", the characteristics of which are loans lacking full documentation, borrowers having low FICO scores or higher loan-to-value ratios.
2 One purchased credit impaired ("PCI") loan with an unpaid balance of $11 thousand and no carrying value was not accreting interest at March 31, 2018. Three PCI loans with unpaid balances totaling $131 thousand and no carrying values were not accreting interest at December 31, 2017. Amounts exclude accreting PCI loans totaling $2.1 million at both March 31, 2018 and December 31, 2017 as we have a reasonable expectation about future cash flows to be collected and we continue to recognize accretable yield on these loans in interest income. There were no accruing loans past due more than ninety days at March 31, 2018 or December 31, 2017.
3 Amounts include net deferred loan origination costs of $928 thousand and $818 thousand at March 31, 2018 and December 31, 2017, respectively. Amounts are also net of unaccreted purchase discounts on non-PCI loans of $1.1 million and $1.2 million at March 31, 2018 and December 31, 2017, respectively.

We generally make commercial loans to established small and mid-sized businesses to provide financing for their growth and working capital needs, equipment purchases and acquisitions.  Management examines historical, current, and projected cash flows to determine the ability of the borrower to repay obligations as agreed. Commercial loans are made based primarily on the identified cash flows of the borrower and secondarily on the underlying collateral and guarantor support. The cash flows of borrowers, however, may not occur as expected, and the collateral securing these loans may fluctuate in value. Most commercial and industrial loans are secured by the assets being financed, such as accounts receivable and inventory, and typically include a personal guarantee. We target stable businesses with guarantors who provide additional sources of repayment and have proven to be resilient in periods of economic stress.

Commercial real estate loans are subject to underwriting standards and processes similar to commercial loans discussed above. We underwrite these loans to be repaid from cash flow and to be supported by real property collateral. Underwriting standards for commercial real estate loans include, but are not limited to, debt coverage and loan-to-value ratios. Furthermore, the owners of the properties guarantee substantially all of our commercial real estate loans.  Conditions in the real estate markets or in the general economy may adversely affect our commercial real estate loans. In the event of a vacancy, we expect guarantors to carry the loans until they find a replacement tenant.  The owner's substantial equity investment provides a strong economic incentive to continue to support the commercial real estate projects. As such, we have generally experienced a relatively low level of loss and delinquencies in this portfolio.

We generally make construction loans to developers and builders to finance construction, renovation and occasionally land acquisitions in anticipation of near-term development. These loans are underwritten after evaluation of the borrower's financial strength, reputation, prior track record, and independent appraisals. Significant events can affect the construction industry, including: the inherent volatility of real estate markets and vulnerability to delays due to weather, change orders, inability to obtain construction permits, labor or material shortages, and price changes.

Page-17

Estimates of construction costs and value associated with the completed project may be inaccurate. Repayment of construction loans is largely dependent on the ultimate success of the project.

Consumer loans primarily consist of home equity lines of credit, other residential loans and floating homes, along with a small number of installment loans. Our other residential loans include tenancy-in-common fractional interest loans ("TIC") located almost entirely in San Francisco County. We originate consumer loans utilizing credit score information, debt-to-income ratio and loan-to-value ratio analysis. Diversification among consumer loan types, coupled with relatively small loan amounts that are spread across many individual borrowers, mitigates risk.

We use a risk rating system to evaluate asset quality, and to identify and monitor credit risk in individual loans, and in the loan portfolio. Our definitions of “Special Mention” risk graded loans, or worse, are consistent with those used by the Federal Deposit Insurance Corporation ("FDIC").  Our internally assigned grades are as follows:

Pass and Watch: Loans to borrowers of acceptable or better credit quality. Borrowers in this category demonstrate fundamentally sound financial positions, repayment capacity, credit history and management expertise.  Loans in this category must have an identifiable and stable source of repayment and meet the Bank’s policy regarding debt-service-coverage ratios.  These borrowers are capable of sustaining normal economic, market or operational setbacks without significant financial consequences.  Negative external industry factors are generally not present.  The loan may be secured, unsecured or supported by non-real estate collateral for which the value is more difficult to determine and/or marketability is more uncertain. This category also includes “Watch” loans, where the primary source of repayment has been delayed. “Watch” is intended to be a transitional grade, with either an upgrade or downgrade within a reasonable period.

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

We regularly review our credits for accuracy of risk grades whenever we receive new information. Borrowers are required to submit financial information at regular intervals. Generally, commercial borrowers with lines of credit are required to submit financial information with reporting intervals ranging from monthly to annually depending on credit size, risk and complexity. Investor commercial real estate borrowers are generally required to submit rent rolls or property income statements annually. We monitor construction loans monthly and review them on an ongoing basis. We review home equity and other consumer loans based on delinquency status. We also review loans graded “Watch” or worse, regardless of loan type, no less than quarterly.

The following table represents an analysis of the carrying amount in loans, net of deferred fees and costs and purchase premiums or discounts, by internally assigned risk grades, including PCI loans, at March 31, 2018 and December 31, 2017.

Page-18

Credit Risk Profile by Internally Assigned Risk Grade
(in thousands)	Commercial and industrial	Commercial real estate, owner-occupied	Commercial real estate, investor	Construction	Home equity	Other residential	Installment and other consumer	Purchased credit-impaired	Total
March 31, 2018
Pass	$213,676	$279,899	$824,867	$62,003	$122,760	$95,621	$25,339	$1,338	$1,625,503
Special Mention	4,761	9,918	2,954	—	—	—	—	797	18,430
Substandard	13,191	9,366	327	2,975	1,847	—	101	—	27,807
Total loans	$231,628	$299,183	$828,148	$64,978	$124,607	$95,621	$25,440	$2,135	$1,671,740
December 31, 2017
Pass	$214,636	$281,104	$818,570	$60,859	$130,558	$95,526	$27,287	$1,325	$1,629,865
Special Mention	9,318	9,284	1,850	—	—	—	—	790	21,242
Substandard	11,816	9,409	1,774	2,969	1,815	—	123	—	27,906
Total loans	$235,770	$299,797	$822,194	$63,828	$132,373	$95,526	$27,410	$2,115	$1,679,013

Troubled Debt Restructuring

Our loan portfolio includes certain loans modified in a troubled debt restructuring (“TDR”), where we have granted economic concessions to borrowers experiencing financial difficulties. These concessions typically result from our loss mitigation activities and could include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance or other actions. TDRs on non-accrual status at the time of restructure may be returned to accruing status after Management considers the borrower’s sustained repayment performance for a reasonable period, generally six months, and obtains reasonable assurance of repayment and performance.

We may remove a loan from TDR designation if it meets all of the following conditions:

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

The same Management level that approved the upgrading of the loan classification must approve the removal of TDR status. During the three months ended March 31, 2018, one TIC loan with a recorded investment of $150 thousand was removed from TDR designation after meeting all of the conditions noted above. There were no loans removed from TDR designation during 2017.

The following table summarizes the carrying amount of TDR loans by loan class as of March 31, 2018 and December 31, 2017.

(in thousands)
Recorded investment in Troubled Debt Restructurings [1]	March 31, 2018	December 31, 2017
Commercial and industrial	$2,267	$2,165
Commercial real estate, owner-occupied	7,007	6,999
Commercial real estate, investor	1,854	2,171
Construction	2,976	2,969
Home equity	347	347
Other residential	992	1,148
Installment and other consumer	712	721
Total	$16,155	$16,520
1 There were no TDR loans on non-accrual status at March 31, 2018 and December 31, 2017.

The following table presents information for loans modified in a TDR during the presented periods, including the number of modified contracts, the recorded investment in the loans prior to modification, and the recorded investment in the loans at period end after being restructured. The following table excludes fully charged-off TDR loans and loans modified in a TDR and subsequently paid-off during the years presented.

Page-19

(dollars in thousands)	Number of Contracts Modified	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment at Period End
Troubled Debt Restructurings during the three months ended March 31, 2018:
None	—	$—	$—	$—
Troubled Debt Restructurings during the three months ended March 31, 2017:
Installment and other consumer	1	$50	$50	$50

The modification during the three months ended March 31, 2017 primarily involved an interest rate concession and other changes to loan terms. During the first three months of 2018 and 2017, there were no defaults on loans that had been modified in a TDR within the prior twelve-month period. We report defaulted TDRs based on a payment default definition of more than ninety days past due.

Impaired Loans

The following tables summarize information by class on impaired loans and their related allowances. Total impaired loans include non-accrual loans, accruing TDR loans and accreting PCI loans that have experienced post-acquisition declines in cash flows expected to be collected.

(in thousands)	Commercial and industrial	Commercial real estate, owner-occupied	Commercial real estate, investor	Construction	Home equity	Other residential	Installment and other consumer	Total
March 31, 2018
Recorded investment in impaired loans:
With no specific allowance recorded	$307	$—	$—	$2,692	$392	$992	$46	$4,429
With a specific allowance recorded	1,960	7,007	1,854	284	347	—	666	12,118
Total recorded investment in impaired loans	$2,267	$7,007	$1,854	$2,976	$739	$992	$712	$16,547
Unpaid principal balance of impaired loans	$2,260	$6,993	$1,847	$2,962	$736	$991	$711	$16,500
Specific allowance	35	162	48	11	6	—	92	354
Average recorded investment in impaired loans during the quarter ended March 31, 2018	2,216	7,003	2,012	2,972	746	1,070	717	16,736
Interest income recognized on impaired loans during the quarter ended March 31, 2018[1]	155	66	22	38	5	13	7	306
Average recorded investment in impaired loans during the quarter ended March 31, 2017	2,138	6,997	2,783	3,243	713	1,571	939	18,384
Interest income recognized on impaired loans during the quarter ended March 31, 2017[1]	23	66	23	34	8	19	10	183
1 Interest income recognized on a cash basis totaled $128 thousand in the first quarter of 2018 and was related to the pay-off of two non-accrual commercial PCI loans. No interest income on impaired loans was recognized on a cash basis during the three months ended March 31, 2017.

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

Management monitors delinquent loans continuously and identifies problem loans, generally loans graded Substandard or worse, loans on non-accrual status and loans modified in a TDR, to be evaluated individually for impairment.

Page-20

Generally, the recorded investment in impaired loans is net of any charge-offs from estimated losses related to specifically identified impaired loans when they are deemed uncollectible. There were no charged-off amounts on impaired loans at March 31, 2018 or December 31, 2017. In addition, the recorded investment in impaired loans is net of purchase discounts or premiums on acquired loans and deferred fees and costs. At March 31, 2018 and December 31, 2017, unused commitments to extend credit on impaired loans, including performing loans to borrowers whose terms have been modified in TDRs, totaled $610 thousand and $935 thousand, respectively.

The following tables disclose activity in the allowance for loan losses ("ALLL") and the recorded investment in loans by class, as well as the related ALLL disaggregated by impairment evaluation method.

Allowance for Loan Losses Rollforward for the Period
(in thousands)	Commercial and industrial	Commercial real estate, owner-occupied	Commercial real estate, investor	Construction	Home equity	Other residential	Installment and other consumer	Unallocated	Total
Three months ended March 31, 2018
Beginning balance	$3,654	$2,294	$6,475	$681	$1,031	$536	$378	$718	$15,767
Provision (reversal)	35	(214)	(20)	16	(52)	7	(27)	255	—
Charge-offs	—	—	—	—	—	—	—	—	—
Recoveries	4	—	—	—	—	—	—	—	4
Ending balance	$3,693	$2,080	$6,455	$697	$979	$543	$351	$973	$15,771
Three months ended March 31, 2017
Beginning balance	$3,248	$1,753	$6,320	$781	$973	$454	$372	$1,541	$15,442
Provision (reversal)	1,386	239	(187)	(235)	17	(10)	(11)	(1,199)	—
Charge-offs	(284)	—	—	—	—	—	(3)	—	(287)
Recoveries	63	—	—	—	—	—	1	—	64
Ending balance	$4,413	$1,992	$6,133	$546	$990	$444	$359	$342	$15,219

Allowance for Loan Losses and Recorded Investment in Loans
(dollars in thousands)	Commercial and industrial	Commercial real estate, owner-occupied	Commercial real estate, investor	Construction	Home equity	Other residential	Installment and other consumer	Unallocated	Total
March 31, 2018
Ending ALLL related to loans collectively evaluated for impairment	$3,658	$1,918	$6,407	$686	$973	$543	$259	$973	$15,417
Ending ALLL related to loans individually evaluated for impairment	35	162	48	11	6	—	92	—	354
Ending ALLL related to purchased credit-impaired loans	—	—	—	—	—	—	—	—	—
Ending balance	$3,693	$2,080	$6,455	$697	$979	$543	$351	$973	$15,771
Recorded Investment:
Collectively evaluated for impairment	$229,361	$292,176	$826,294	$62,002	$123,868	$94,629	$24,728	$—	$1,653,058
Individually evaluated for impairment	2,267	7,007	1,854	2,976	739	992	712	—	16,547
Purchased credit-impaired	52	1,194	797	—	92	—	—	—	2,135
Total	$231,680	$300,377	$828,945	$64,978	$124,699	$95,621	$25,440	$—	$1,671,740
Ratio of allowance for loan losses to total loans	1.59%	0.69%	0.78%	1.07%	0.79%	0.57%	1.38%	NM	0.94%
Allowance for loan losses to non-accrual loans	NM	NM	NM	NM	250%	NM	NM	NM	4,023%
NM - Not Meaningful

Page-21

Allowance for Loan Losses and Recorded Investment in Loans
(dollars in thousands)	Commercial and industrial	Commercial real estate, owner-occupied	Commercial real estate, investor	Construction	Home equity	Other residential	Installment and other consumer	Unallocated	Total
December 31, 2017
Ending ALLL related to loans collectively evaluated for impairment	$3,604	$2,106	$6,316	$674	$1,025	$535	$276	$718	$15,254
Ending ALLL related to loans individually evaluated for impairment	50	188	159	7	6	1	102	—	513
Ending ALLL related to purchased credit-impaired loans	—	—	—	—	—	—	—	—	—
Ending balance	$3,654	$2,294	$6,475	$681	$1,031	$536	$378	$718	$15,767
Recorded Investment:
Collectively evaluated for impairment	$233,605	$292,798	$820,023	$60,859	$131,620	$94,378	$26,689	$—	$1,659,972
Individually evaluated for impairment	2,165	6,999	2,171	2,969	753	1,148	721	—	16,926
Purchased credit-impaired	65	1,166	790	—	94	—	—	—	2,115
Total	$235,835	$300,963	$822,984	$63,828	$132,467	$95,526	$27,410	$—	$1,679,013
Ratio of allowance for loan losses to total loans	1.55%	0.76%	0.79%	1.07%	0.78%	0.56%	1.38%	NM	0.94%
Allowance for loan losses to non-accrual loans	NM	NM	NM	NM	254%	NM	NM	NM	3,883%
NM - Not Meaningful

Purchased Credit-Impaired Loans

Acquired loans are considered credit-impaired if there is evidence of significant deterioration of credit quality since origination and it is probable, at the acquisition date, that we will be unable to collect all contractually required payments receivable. Management has determined certain loans purchased in our three bank acquisitions to be PCI loans based on credit indicators such as nonaccrual status, past due status, loan risk grade, loan-to-value ratio, etc. Revolving credit agreements (e.g., home equity lines of credit and revolving commercial loans) are not considered PCI loans as cash flows cannot be reasonably estimated.

The following table reflects the unpaid principal balance and related carrying value of PCI loans.

PCI Loans	March 31, 2018		December 31, 2017
(in thousands)	Unpaid Principal Balance	Carrying Value	Unpaid Principal Balance	Carrying Value
Commercial and industrial	$141	$52	$276	$65
Commercial real estate, owner occupied	1,284	1,194	1,297	1,166
Commercial real estate, investor	1,056	797	1,064	790
Home equity	226	92	231	94
Total purchased credit-impaired loans	$2,707	$2,135	$2,868	$2,115

The activities in the accretable yield, or income expected to be earned over the remaining lives of the PCI loans were as follows:

Accretable Yield	Three months ended
(in thousands)	March 31, 2018	March 31, 2017
Balance at beginning of period	$1,254	$1,476
Accretion	(112)	(90)
Balance at end of period	$1,142	$1,386

Pledged Loans

Our FHLB line of credit is secured under terms of a blanket collateral agreement by a pledge of certain qualifying loans with unpaid principal balances of $1,007.5 million and $887.9 million at March 31, 2018 and December 31, 2017, respectively. In addition, we pledge a certain residential loan portfolio, which totaled $65.8 million and $67.6 million

Page-22

at March 31, 2018 and December 31, 2017, respectively, to secure our borrowing capacity with the Federal Reserve Bank ("FRB"). Also, see Note 6, Borrowings.

Related Party Loans

The Bank has, and expects to have in the future, banking transactions in the ordinary course of its business with directors, officers, principal shareholders and their businesses or associates. These transactions, including loans, are granted on substantially the same terms, including interest rates and collateral on loans, as those prevailing at the same time for comparable transactions with persons not related to us. Likewise, these transactions do not involve more than the normal risk of collectability or present other unfavorable features. Related party loans totaled $11.3 million at March 31, 2018 compared to $11.9 million at December 31, 2017. In addition, undisbursed commitments to related parties totaled $8.8 million and $9.1 million at March 31, 2018 and December 31, 2017, respectively.

Note 6: Borrowings

Federal Funds Purchased – The Bank had unsecured lines of credit with correspondent banks for overnight borrowing totaling $100.4 million at March 31, 2018 and December 31, 2017.  In general, interest rates on these lines approximate the federal funds target rate. We had no overnight borrowings under these credit facilities at March 31, 2018 or December 31, 2017.

Federal Home Loan Bank Borrowings – As of March 31, 2018 and December 31, 2017, the Bank had lines of credit with the FHLB totaling $617.0 million and $538.9 million, respectively, based on eligible collateral of certain loans. There were no FHLB overnight borrowings at March 31, 2018 or December 31, 2017.

Federal Reserve Line of Credit – The Bank has a line of credit with the FRBSF secured by certain residential loans.  At March 31, 2018 and December 31, 2017, the Bank had borrowing capacity under this line totaling $49.9 million and $52.1 million, respectively, and had no outstanding borrowings with the FRBSF.

As part of an acquisition, Bancorp assumed two subordinated debentures due to NorCal Community Bancorp Trusts I and II (the "Trusts"), established for the sole purpose of issuing trust preferred securities on September 22, 2003 and December 29, 2005, respectively. The subordinated debentures were recorded at fair values totaling $4.95 million at acquisition date with contractual values totaling $8.2 million. The difference between the contractual balance and the fair value at acquisition date is accreted into interest expense over the lives of the debentures. Accretion on the subordinated debentures totaled $33 thousand and $42 thousand in the first three months of 2018 and 2017, respectively. Bancorp has the option to defer payment of the interest on the subordinated debentures for a period of up to five years, as long as there is no default on the subordinated debentures. In the event of interest deferral, dividends to Bancorp common stockholders are prohibited. The trust preferred securities were sold and issued in private transactions pursuant to an exemption from registration under the Securities Act of 1933, as amended. Bancorp has guaranteed, on a subordinated basis, distributions and other payments due on trust preferred securities totaling $8.0 million issued by the Trusts, which have identical maturity, repricing, and payment terms as the subordinated debentures.

The following table summarizes the contractual terms of the subordinated debentures due to the Trusts as of March 31, 2018:

(in thousands)
Subordinated debentures due to NorCal Community Bancorp Trust I on October 7, 2033 with interest payable quarterly, based on 3-month LIBOR plus 3.05%, repricing quarterly (4.77% as of March 31, 2018), redeemable, in whole or in part, on any interest payment date	$4,124
Subordinated debentures due to NorCal Community Bancorp Trust II on March 15, 2036 with interest payable quarterly, based on 3-month LIBOR plus 1.40%, repricing quarterly (3.52% as of March 31, 2018), redeemable, in whole or in part, on any interest payment date	4,124
Total	$8,248

Page-23

Note 7:  Stockholders' Equity

Dividends

The following table summarizes cash dividends paid to common shareholders, recorded as a reduction of retained earnings.

	Three months ended
(in thousands, except per share data)	March 31, 2018	March 31, 2017
Cash dividends to common stockholders	$2,015	$1,655
Cash dividends per common share	$0.29	$0.27

On April 20, 2018, the Board of Directors declared a $0.31 per share cash dividend, payable on May 11, 2018 to shareholders of record at the close of business on May 4, 2018.

Share-Based Payments

The fair value of stock options as of the grant date is recorded as stock-based compensation expense in the consolidated statements of comprehensive income over the requisite service period with a corresponding increase in common stock. Stock-based compensation also includes compensation expense related to the issuance of restricted stock awards. The grant-date fair value of the restricted stock awards, which equals the intrinsic value on that date, is being recorded as compensation expense over the requisite service period with a corresponding increase in common stock as the shares vest.

Performance-based stock awards (restricted stock awards) are issued to a selected group of employees. Stock award vesting is contingent upon the achievement of pre-established long-term performance goals set by the Compensation Committee of the Board of Directors. Performance is measured over a three-year period and the stock awards cliff vest. These performance-based stock awards were granted at a maximum opportunity level, and based on the achievement of the pre-established goals, the actual payouts can range from 0% to 200% of the target award. For performance-based stock awards, an estimate is made of the number of shares expected to vest based on the probability that the performance criteria will be achieved to determine the amount of compensation expense to be recognized. The estimate is re-evaluated quarterly and total compensation expense is adjusted for any change in the current period.

In addition, we record excess tax benefits (deficiencies) resulting from the exercise of non-qualified stock options, the disqualifying disposition of incentive stock options and vesting of restricted stock awards as income tax benefits (expense) in the consolidated statements of comprehensive income with a corresponding decrease (increase) to current taxes payable.

The holders of unvested restricted stock awards are entitled to dividends on the same per-share ratio as holders of common stock. Tax benefits on dividends paid on unvested restricted stock awards are recorded as tax benefits in the consolidated statements of comprehensive income with a corresponding decrease to current taxes payable.

Under the 2017 Equity Plan, stock options may be net settled by a reduction in the number of shares otherwise deliverable upon exercise in satisfaction of the exercise payment and applicable tax withholding requirements. During the first three months of 2018, option holders exchanged 19,606 shares totaling $1.4 million at a weighted-average price of $70.36 for cashless stock option exercises and tax withholdings upon vesting of performance-based stock awards. During the first three months of 2017, option holders exchanged 4,715 shares totaling $324 thousand at a weighted-average price of $68.80 for cashless stock option exercises. Shares exchanged under net settlement arrangements are available for future grants under the 2017 Equity Plan.

Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income

We early adopted ASU No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, in the first quarter of 2018 and reclassified $638 thousand from AOCI to retained earnings. This amount represents the stranded income tax effects related to the unrealized loss on available-for-sale securities in AOCI on the date of the enactment of the Tax

Page-24

Cuts and Jobs Act of 2017. For more information regarding ASU No. 2018-02, refer to Note 2, Accounting Standards Adopted in 2018.

Share Repurchase Program

On April 23, 2018, Bancorp announced that its Board of Directors approved a Share Repurchase Program under which Bancorp may repurchase up to $25.0 million of its outstanding common stock through May 1, 2019.

Under the Share Repurchase Program, Bancorp may purchase shares of its common stock through various means such as open market transactions, including block purchases, and privately negotiated transactions. The number of shares repurchased and the timing, manner, price and amount of any repurchases will be determined at Bancorp's discretion. Factors include, but are not limited to, stock price, trading volume and general market conditions, along with Bancorp’s general business conditions. The program may be suspended or discontinued at any time and does not obligate Bancorp to acquire any specific number of shares of its common stock.

As part of the Share Repurchase Program, Bancorp is entering into a trading plan adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. The 10b5-1 trading plan permits common stock to be repurchased at a time that Bancorp might otherwise be precluded from doing so under insider trading laws or self-imposed trading restrictions. The 10b5-1 trading plan is administered by an independent broker and is subject to price, market volume and timing restrictions.

Note 8:  Commitments and Contingencies

Financial Instruments with Off-Balance Sheet Risk

We make commitments to extend credit in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to extend credit in the form of loans or through standby letters of credit. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Because various commitments will expire without being fully drawn, the total commitment amount does not necessarily represent future cash requirements.

Our credit loss exposure is equal to the contractual amount of the commitment in the event of nonperformance by the borrower. We use the same credit underwriting criteria for all credit exposure. The amount of collateral obtained, if deemed necessary by us, is based on Management's credit evaluation of the borrower. Collateral types pledged may include accounts receivable, inventory, other personal property and real property.

The contractual amount of undrawn loan commitments and standby letters of credit not reflected on the consolidated statements of condition are as follows:

(in thousands)	March 31, 2018	December 31, 2017
Commercial lines of credit	$226,816	$224,370
Revolving home equity lines	187,405	177,678
Undisbursed construction loans	24,315	35,322
Personal and other lines of credit	12,769	11,758
Standby letters of credit	2,539	4,074
Total commitments and standby letters of credit	$453,844	$453,202

We record an allowance for losses on these off-balance sheet commitments based on an estimate of probabilities of the utilization of these commitments according to our historical experience on different types of commitments and expected loss. The allowance for losses on off-balance sheet commitments totaled $958 thousand as of March 31, 2018 and December 31, 2017, which is recorded in interest payable and other liabilities on the consolidated statements of condition.

Page-25

Operating Leases

We rent certain premises under long-term, non-cancelable operating leases expiring at various dates through the year 2032. Most of the leases contain certain renewal options and escalation clauses. At March 31, 2018, the approximate minimum future commitments payable under non-cancelable contracts for leased premises are as follows:

(in thousands)	2018	2019	2020	2021	2022	Thereafter	Total
Operating leases[1]	$3,330	$4,198	$3,758	$2,138	$1,330	$2,904	$17,658
 1 Minimum payments have not been reduced by minimum sublease rentals of $25 thousand due in the future under non-cancelable subleases.

Rent expense included in occupancy expense totaled $1.0 million for the three months ended March 31, 2018 and 2017.

Litigation Matters

We may be party to legal actions that arise from time to time during the normal course of business.  We believe, after consultation with legal counsel, that litigation contingent liability, if any, would not have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

We are responsible for our proportionate share of certain litigation indemnifications provided to Visa U.S.A. ("Visa") by its member banks in connection with lawsuits related to anti-trust charges and interchange fees ("Covered Litigation"). In 2012, Visa had reached a $4.0 billion interchange multidistrict litigation class settlement agreement for which it maintains an escrow account to be used for settlements or judgments in the Covered Litigation. At March 31, 2018, according to Visa's Form 10-Q filed on April 27, 2018, the escrow account balance was $0.9 billion. While the accrued liability related to the Covered Litigation could be higher or lower than the litigation escrow account balance, Visa did not record an additional accrual for the Covered Litigation during the first three months of 2018. In 2017, a number of class plaintiffs filed amended complaints for damages or filed new class complaints against Visa for injunctive relief. In addition, Wal-Mart Stores, Inc. entered into a new, unconditional settlement agreement with Visa in October 2017. As of the date of Visa's filing, it had reached settlement agreements with individual merchants representing 51% of the Visa-branded payment card sales volume of merchants who opted out of the 2012 settlement agreement. Litigation is ongoing and until the appeal process is complete, Visa is uncertain whether it will resolve the claims as contemplated by the settlement agreement and additional lawsuits may arise. The conversion rate of Visa Class B common stock held by us to Class A common stock (as discussed in Note 4, Investment Securities) may decrease if Visa makes more Covered Litigation settlement payments in the future, and the full effect on member banks is still uncertain. However, we are not aware of significant future cash settlement payments required by us on the Covered Litigation.

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

As of March 31, 2018, we had five interest rate swap agreements, which are scheduled to mature in June 2031, October 2031, July 2032, August 2037 and October 2037. All of our derivatives are accounted for as fair value hedges. The notional amounts of the interest rate contracts are equal to the notional amounts of the hedged loans. Our interest rate swap payments are settled monthly with counterparties. Accrued interest on the swaps totaled $7 thousand and $8 thousand as of March 31, 2018 and December 31, 2017, respectively.

Page-26

Information on our derivatives follows:

	Asset derivatives		Liability derivatives
(in thousands)	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017
Fair value hedges:
Interest rate contracts notional amount	$9,171	$4,019	$9,429	$14,810
Interest rate contracts fair value[1]	$239	$74	$376	$740

			Three months ended
(in thousands)			March 31, 2018	March 31, 2017
Increase in value of designated interest rate swaps due to LIBOR interest rate movements recognized in interest income			$529	$111
Payment on interest rate swaps recorded in interest income			$(55)	$(98)
Decrease in value of hedged loans recognized in interest income			$(576)	$(113)
Decrease in value of yield maintenance agreement recognized against interest income			$(4)	$(4)
Net loss on derivatives recognized against interest income [2]			$(106)	$(104)

1 See Note 3, Fair Value of Assets and Liabilities, for valuation methodology.
2 Includes hedge ineffectiveness loss of $51 thousand and $6 thousand for the quarters ended March 31, 2018 and March 31, 2017, respectively. Changes in value of swaps were included in the assessment of hedge effectiveness. Hedge ineffectiveness is the measure of the extent to which the change in the fair value of the hedging instruments does not exactly offset the change in the fair value of the hedged items from period to period.

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

Information on financial instruments that are eligible for offset in the consolidated statements of condition follows:

Offsetting of Financial Assets and Derivative Assets
		Gross Amounts	Net Amounts of	Gross Amounts Not Offset in
	Gross Amounts	Offset in the	Assets Presented	the Statements of Condition
	of Recognized	Statements of	in the Statements	Financial	Cash Collateral
(in thousands)	Assets[1]	Condition	of Condition[1]	Instruments	Received	Net Amount
March 31, 2018
Derivatives by Counterparty:
Counterparty A	$239	$—	$239	$(239)	$—	$—
December 31, 2017
Derivatives by Counterparty:
Counterparty A	$74	$—	$74	$(74)	$—	$—
1 Amounts exclude accrued interest totaling $2 thousand and $1 thousand at March 31, 2018 and December 31, 2017, respectively.

Offsetting of Financial Liabilities and Derivative Liabilities
		Gross Amounts	Net Amounts of	Gross Amounts Not Offset in
	Gross Amounts	Offset in the	Liabilities Presented	the Statements of Condition
	of Recognized	Statements of	in the Statements	Financial	Cash Collateral
(in thousands)	Liabilities[2]	Condition	of Condition[2]	Instruments	Pledged	Net Amount
March 31, 2018
Derivatives by Counterparty:
Counterparty A	$376	$—	$376	$(239)	$(137)	$—
December 31, 2017
Derivatives by Counterparty:
Counterparty A	$740	$—	$740	$(74)	$(666)	$—

2 Amounts exclude accrued interest totaling $5 thousand and $8 thousand at March 31, 2018 and December 31, 2017, respectively.

For more information on how we account for our interest rate swaps, refer to Note 1 to the Consolidated Financial Statements included in our 2017 Form 10-K filed with the SEC on March 14, 2018.

Page-27

Note 10: Acquisition

On November 21, 2017, we completed the merger of Bank of Napa, N.A. (OTCQB: BNNP), to enhance our market presence in Napa, California. Bank of Napa was a national bank with two branch offices serving Napa. The acquisition added $134.7 million in loans, $249.9 million in deposits and $75.5 million in investment securities to Bank of Marin as of the acquisition date. Bank of Napa shareholders received 0.307 shares of Bancorp common stock for each share of Bank of Napa common stock outstanding. We have accounted for the acquisition of Bank of Napa as a business combination under the acquisition method of accounting. The assets acquired and liabilities assumed, both tangible and intangible, were recorded at their fair values as of the acquisition date in accordance with ASC 805, Business Combinations. The acquisition was treated as a "reorganization" within the definition of section 368(a) of the Internal Revenue Code and is generally considered tax-free for U.S. federal income tax purposes.

The Bank of Napa acquisition resulted in $23.7 million in goodwill, which represents the excess of the total purchase price paid over the fair value of the assets acquired, net of the fair values of liabilities assumed. Goodwill mainly reflects expected value created through the combined operations of Bank of Napa and Bank of Marin, which we evaluate for impairment annually. We determined that the fair value of our traditional community banking activities (provided through our branch network) exceeded the carrying amount of the bank-level reporting unit. The goodwill is not deductible for tax purposes.

The core deposit intangible represents the estimated future benefits of acquired deposits and is booked separately from the related deposits. We recorded a core deposit intangible asset of $4.4 million from the Bank of Napa acquisition on November 21, 2017, of which $56 thousand was amortized in 2017 and $127 thousand was amortized in the first quarter of 2018. It is amortized on an accelerated basis over an estimated ten-year life, and is evaluated periodically for impairment. No impairment loss was recognized as of March 31, 2018.

Acquisition-related expenses are recognized as incurred and continue until all systems have been converted and operational functions become fully integrated. Bank of Marin Bancorp incurred acquisition-related expenses in the consolidated statements of comprehensive income for the three months ended March 31, 2018 as follows:

(in thousands)	Three months ended March 31, 2018
Data processing[1]	$392
Professional services	95
Personnel severance	106
Other	22
Total	$615
[1] Primarily relates to Bank of Napa's core processing system contract termination and deconversion fees.

Page-28

ITEM 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management's discussion of the financial condition and results of operations, which is unaudited, should be read in conjunction with the related consolidated financial statements in this Form 10-Q and with the audited consolidated financial statements and accompanying notes included in our 2017 Annual Report on Form 10-K. Average balances, including balances used in calculating certain financial ratios, are generally comprised of average daily balances.

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

Important factors that could cause results or performance to materially differ from those expressed in our prior forward-looking statements are detailed in the Risk Factors section of this Form 10-Q and in Item 1A. Risk Factors section of our 2017 Form 10-K as filed with the SEC, copies of which are available from us at no charge. Forward-looking statements speak only as of the date they are made. We do not undertake to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made or to reflect the occurrence of unanticipated events.

Critical Accounting Policies and Estimates

Critical accounting policies are those that are both important to the portrayal of our financial condition and results of operations and require Management's most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and imprecise. There have been no material changes to our critical accounting policies, which include: Allowance for Loan Losses, Other-than-temporary Impairment of Investment Securities, Accounting for Income Taxes, and Fair Value Measurements. For a detailed discussion, refer to Note 1 to the Consolidated Financial Statements included in our 2017 Form 10-K filed with the SEC on March 14, 2018.

Page-29

Executive Summary

Earnings in the first quarter of 2018 totaled $6.4 million, compared to $4.5 million in the first quarter of 2017. Diluted earnings per share were $0.91 in the first quarter of 2018, compared to $0.74 in the same quarter a year ago.

The Board of Directors declared a cash dividend of $0.31 per share on April 20, 2018, a $0.02 increase from the prior quarter. This represents the 52nd consecutive quarterly dividend paid by Bank of Marin Bancorp. The dividend is payable on May 11, 2018, to shareholders of record at the close of business on May 4, 2018.

Bancorp announced the commencement of a program to repurchase up to $25 million of Bancorp common stock through May 1, 2019. This represents five percent of shares outstanding based on the quarter-end closing stock price. Our Board of Directors has determined that the repurchase of our common stock is an attractive investment given its belief in the positive long-term outlook for the growth of our franchise. As part of this program, Bank of Marin Bancorp is entering into a 10b5-1 trading plan, which permits common stock to be repurchased during insider trading blackout periods.

The following are highlights of our operating and financial performance for the quarter ended March 31, 2018:

•
On December 22, 2017, the Tax Cuts and Jobs Act of 2017 was signed into law. The law reduces the federal corporate income tax rate to 21% for tax years beginning on or after January 1, 2018. Bancorp's effective tax rate in the first quarter of 2018 was 20.7% and the reduction in the Federal tax rate positively impacted diluted earnings per share by $0.09.

•
Pre-tax net income was up $1.3 million, or 19.7% for the first quarter of 2018, compared to the same quarter last year. Reported net interest margin increased 12 basis points (tax equivalent net interest margin increased six basis points) as the result of higher loan and investment yields and increased earning assets from the Bank of Napa acquisition.

•
Total deposits increased $37.9 million in the first quarter to $2,186.6 million. Non-interest bearing deposits represented 48.7% of total deposits and the cost of total deposits for the current quarter was 0.08%, up only one basis point from the first quarter of last year.

•
Loans totaled $1,671.7 million at March 31, 2018, compared to $1,679.0 million at December 31, 2017. New loan volume of $37.4 million in the first quarter of 2018 was partially offset by payoffs of $31.5 million, and combined with changes in lines of credit utilization and amortization on existing loans, resulted in the net decrease of $7.3 million. Our current pipeline is strong and substantially better than the same time last year.

•
Strong credit quality remains a cornerstone of the Bank's consistent performance. Non-accrual loans totaled $392 thousand, or 0.02% of the loan portfolio at March 31, 2018, down from $406 thousand, or 0.02% at December 31, 2017. Classified loans totaled $27.8 million at March 31, 2018, compared to $27.9 million at December 31, 2017. Accruing loans past due 30 to 89 days totaled $388 thousand at March 31, 2018, compared to $1.9 million at December 31, 2017. There were no provisions for loan losses or off-balance sheet commitments recorded in the first quarter of 2018.

•
All capital ratios are well above regulatory requirements for a well-capitalized institution. The total risk-based capital ratio for Bancorp was 15.1% at March 31, 2018, compared to 14.9% at December 31, 2017.

•
Return on assets was 1.05% for the quarter ended March 31, 2018, compared to 0.91% for the quarter ended March 31, 2017. Return on equity was 8.70% for the quarter ended March 31, 2018, compared to 7.92% for the quarter ended March 31, 2017.

Page-30

Looking forward into 2018, we believe we are well-positioned for future asset growth with strong capital and liquidity, potential net interest margin expansion resulting from anticipated interest rate increases and a low cost deposit base. With credit quality that remains at the top of our peer group, we are looking forward to continued success.

•
We have ample liquidity and capital to support both organic growth and potential acquisitions. Acquisitions will continue to remain a component of our strategic plan if an opportunity arises that matches our culture and adds value to the Company.

•	Our disciplined credit culture and relationship banking will continue to be keys to our success.

RESULTS OF OPERATIONS

Highlights of the financial results are presented in the following tables:

(dollars in thousands)	March 31, 2018	December 31, 2017
Selected financial condition data:
Total assets	$2,510,043	$2,468,154
Loans, net	1,655,969	1,663,246
Deposits	2,186,594	2,148,670
Borrowings	5,772	5,739
Stockholders' equity	298,464	297,025
Asset quality ratios:
Allowance for loan losses to total loans	0.94%	0.94%
Allowance for loan losses to non-accrual loans	40.26	x	38.88x
Non-accrual loans to total loans	0.02%	0.02%
Capital ratios:
Equity to total assets ratio	11.89%	12.03%
Total capital (to risk-weighted assets)	15.10%	14.91%
Tier 1 capital (to risk-weighted assets)	14.24%	14.04%
Tier 1 capital (to average assets)	11.39%	12.13%
Common equity Tier 1 capital (to risk weighted assets)	13.94%	13.75%

	Three months ended
(dollars in thousands, except per share data)	March 31, 2018	March 31, 2017
Selected operating data:
Net interest income	$21,891	$17,621
Non-interest income	2,242	2,115
Non-interest expense [1]	16,081	13,011
Net income [1]	6,389	4,548
Net income per common share:
Basic	$0.92	$0.75
Diluted	$0.91	$0.74
Performance and other financial ratios:
Return on average assets	1.05%	0.91%
Return on average equity	8.70%	7.92%
Tax-equivalent net interest margin	3.85%	3.79%
Efficiency ratio	66.64%	65.92%
Cash dividend payout ratio on common stock [2]	32.00%	36.00%
1 Includes merger-related costs totaling $615 thousand for the three months ended March 31, 2018.
2 Calculated as dividends on common shares divided by basic net income per common share.

Page-31

Net Interest Income

Net interest income is the difference between the interest earned on loans, investments and other interest-earning assets and the interest expense incurred on deposits and other interest-bearing liabilities. Net interest income is impacted by changes in general market interest rates and by changes in the amounts and composition of interest-earning assets and interest-bearing liabilities. Interest rate changes can create fluctuations in the net interest income and/or margin due to an imbalance in the timing of repricing and maturity of assets and liabilities. We manage interest rate risk exposure with the goal of minimizing the impact of interest rate volatility on net interest income. For more information, refer to Item 3. Quantitative and Qualitative Disclosure about Market Risk in this Form 10-Q.

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

	Three months ended			Three months ended
	March 31, 2018			March 31, 2017
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Interest-bearing due from banks [1]	$104,850	$403	1.54%	$29,339	$60	0.82%
Investment securities [2,3]	532,544	3,276	2.46%	414,552	2,361	2.28%
Loans [1,3,4]	1,675,490	19,119	4.56%	1,478,487	16,222	4.39%
Total interest-earning assets [1]	2,312,884	22,798	3.94%	1,922,378	18,643	3.88%
Cash and non-interest-bearing due from banks	45,815			38,131
Bank premises and equipment, net	8,501			8,440
Interest receivable and other assets, net	89,018			58,014
Total assets	$2,456,218			$2,026,963
Liabilities and Stockholders' Equity
Interest-bearing transaction accounts	$168,371	$52	0.13%	$101,121	$29	0.12%
Savings accounts	180,253	18	0.04%	160,913	15	0.04%
Money market accounts	582,961	216	0.15%	518,540	113	0.09%
Time accounts including CDARS	154,543	156	0.41%	146,966	146	0.40%
Subordinated debentures [1]	5,753	114	7.90%	5,607	108	7.74%
Total interest-bearing liabilities	1,091,881	556	0.21%	933,147	411	0.18%
Demand accounts	1,049,502			846,316
Interest payable and other liabilities	16,903			14,645
Stockholders' equity	297,932			232,855
Total liabilities & stockholders' equity	$2,456,218			$2,026,963
Tax-equivalent net interest income/margin [1]		$22,242	3.85%		$18,232	3.79%
Reported net interest income/margin [1]		$21,891	3.79%		$17,621	3.67%
Tax-equivalent net interest rate spread			3.74%			3.70%

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

[3] Yields and interest income on tax-exempt securities and loans are presented on a taxable-equivalent basis using the Federal statutory rate of 21 percent in 2018 and 35 percent in 2017.
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

	Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017
(in thousands)	Volume	Yield/Rate	Mix	Total
Interest-bearing due from banks	$154	$53	$136	$343
Investment securities [1]	672	189	54	915
Loans [1]	2,162	649	86	2,897
Total interest-earning assets	2,988	891	276	4,155
Interest-bearing transaction accounts	19	2	2	23
Savings accounts	2	1	—	3
Money market accounts	14	79	10	103
Time accounts, including CDARS	8	2	—	10
Subordinated debentures	3	3	—	6
Total interest-bearing liabilities	46	87	12	145
	$2,942	$804	$264	$4,010
[1] Yields and interest income on tax-exempt securities and loans are presented on a taxable-equivalent basis using the federal statutory rate of 21% and 35% for the three months ended March 31, 2018 and 2017, respectively.

First Quarter of 2018 Compared to First Quarter of 2017

Net interest income totaled $21.9 million in the first quarter of 2018, compared to $17.6 million in the same quarter a year ago. The $4.3 million increase was primarily due to the $390.5 million increase in earning assets from both the Bank of Napa acquisition and organic growth. Higher yields on investment securities and interest-bearing cash, and upward repricing of variable rate loans also positively impacted interest income for the current quarter.

The tax-equivalent net interest margin was 3.85% in the first quarter of 2018, compared to 3.79% in the same quarter of the previous year.  The increase compared to the first quarter of 2017 is related to higher yields on earning assets, partially offset by an increase in lower yielding cash and securities as a percentage of total earning assets.

Market Interest Rates

Market interest rates are, in part, based on the target federal funds interest rate (the interest rate banks charge each other for short-term borrowings) implemented by the Federal Reserve Open Market Committee ("FOMC"). Actions by the FOMC to increase the target federal funds rate by 25 basis points in December 2015, December 2016, March 2017, June 2017, December 2017 and March 2018, have positively impacted yields on our rate sensitive interest-earning assets. The increase in 2018, to the current target range for the federal funds rate of 1.50% to 1.75%, was the sixth rate hike since 2008. If interest rates continue to rise, we anticipate that our net interest income will increase. While short-term interest rates have risen and improved the Bank’s yields on prime-rate adjustable assets, longer-term rates that influence competitive pricing for fixed-rate lending activities have moved to a lesser degree.

Impact of Acquired Loans on Net Interest Margin

Early payoffs or prepayments of our acquired loans with significant unamortized purchase discount/premium could result in volatility in our net interest margin. As our acquired loans from prior acquisitions continue to pay off, we expect the accretion income from these loans to continue to decline. The loans acquired from Bank of Napa are not expected to significantly increase the accretion income. Accretion and gains on payoffs of purchased loans are recorded in interest income and the positive affect on our net interest margin for the first quarter of 2018 and 2017 were as follows:

Page-33

	Three months ended
	March 31, 2018		March 31, 2017
(dollars in thousands)	Dollar Amount	Basis point impact to net interest margin	Dollar Amount	Basis point impact to net interest margin
Accretion on PCI loans	$112	2 bps	$90	2 bps
Accretion on non-PCI loans	$99	2 bps	$150	3 bps
Gains on pay-offs of PCI loans	$128	2 bps	$—	0 bps

Provision for Loan Losses

Management assesses the adequacy of the allowance for loan losses quarterly based on several factors including growth of the loan portfolio, analysis of probable losses in the portfolio, historical loss experience and the current economic climate. While loss recoveries and provisions for loan losses charged to expense increase the allowance, actual losses on loans reduce the allowance.

There was no provision for loan losses recorded in the first quarter of 2018 and 2017, as the level of reserves was deemed appropriate for the portfolio. Net recoveries in the first quarter of 2018 totaled $4 thousand compared to net charge-offs of $223 thousand in the same quarter a year ago.

The ratio of loan loss reserves to total loans was 0.94% at both March 31, 2018 and December 31, 2017. Excluding $185 million in acquired loans, the ratio of loan loss reserves to total loans was 1.06% at March 31, 2018 . Non-accrual loans totaled $392 thousand, or 0.02% of total loans, at March 31, 2018, compared to $406 thousand, or 0.02%, at December 31, 2017.

Impaired loan balances totaled $16.5 million at March 31, 2018 and $16.9 million at December 31, 2017, with specific valuation allowances of $354 thousand and $513 thousand for the same respective dates. Classified assets (loans with substandard or doubtful risk grades) decreased slightly to $27.8 million at March 31, 2018, from $27.9 million at December 31, 2017. There were no loans with doubtful risk grades at March 31, 2018 or December 31, 2017.

For more information, refer to Note 5 to the Consolidated Financial Statements in this Form 10-Q.

Non-interest Income

The following table details the components of non-interest income.

	Three months ended		Amount	Percent
(dollars in thousands)	March 31, 2018	March 31, 2017	Increase (Decrease)	Increase (Decrease)
Service charges on deposit accounts	$477	$452	$25	5.5%
Wealth Management and Trust Services	515	503	12	2.4%
Debit card interchange fees	396	372	24	6.5%
Merchant interchange fees	80	96	(16)	(16.7)%
Earnings on bank-owned life insurance	228	209	19	9.1%
Dividends on FHLB stock	196	232	(36)	(15.5)%
Other income	350	251	99	39.4%
Total non-interest income	$2,242	$2,115	$127	6.0%

First Quarter of 2018 Compared to First Quarter of 2017

Non-interest income increased by $127 thousand in the first quarter of 2018 to $2.2 million, compared to $2.1 million in the same quarter a year ago. The increase in other income was primarily due to an increase in fees on one-way deposits placed into deposit networks as a result of the rising market interest rate environment in the past year.

Page-34

Non-interest Expense

The following table details the components of non-interest expense.

	Three months ended		Amount	Percent
(dollars in thousands)	March 31, 2018	March 31, 2017	Increase (Decrease)	Increase (Decrease)
Salaries and related benefits	$9,017	$7,475	$1,542	20.6%
Occupancy and equipment	1,507	1,319	188	14.3%
Depreciation and amortization	547	481	66	13.7%
Federal Deposit Insurance Corporation insurance	191	161	30	18.6%
Data processing	1,381	939	442	47.1%
Professional services	1,299	522	777	148.9%
Directors' expense	174	158	16	10.1%
Information technology	269	198	71	35.9%
Provision for losses on off-balance sheet commitments	—	165	(165)	NM
Other non-interest expense
Advertising	179	73	106	145.2%
Other expense	1,517	1,520	(3)	(0.2)%
Total other non-interest expense	1,696	1,593	103	6.5%
Total non-interest expense	$16,081	$13,011	$3,070	23.6%

NM - Not Meaningful

First Quarter of 2018 Compared to First Quarter of 2017

Non-interest expense increased by $3.1 million to $16.1 million in the first quarter of 2018, compared to $13.0 million in the same quarter a year ago. The increase was primarily due to higher salaries and benefits related to the addition of Bank of Napa employees, $340 thousand in stock-based compensation related to awards granted in 2018 with certain participants meeting retirement eligibility requirements, filling open positions and annual merit increases. Professional services increased due to $750 thousand in consulting expenses related to core processing contract negotiations, which we expect to result in future data processing cost savings. The increase also relates to $615 thousand in acquisition expenses ($392 thousand in data processing, $106 thousand in personnel severance, $95 thousand in professional services and $22 thousand in other expenses), as well as higher occupancy and equipment expenses related to rent for the two acquired branches from Bank of Napa. We expect additional acquisition expenses of approximately $325 thousand that will mostly occur in the second quarter of 2018. Without the specific effects discussed above, which caused the fluctuations in our non-interest expense line items in the first quarter of 2018, we expect that our quarterly non-interest expense will be close to $15 million for the remainder of 2018. Additionally, we amortized $127 thousand of the core-deposit intangible ("CDI") that arose from the Bank of Napa acquisition. There was no provision for losses on off-balance sheet commitments in the first quarter of 2018, as the changes in commitments and usage factors were insignificant.

Provision for Income Taxes

The provision for income taxes for the first quarter of 2018 totaled $1.7 million at an effective tax rate of 20.7%, compared to $2.2 million at an effective tax rate of 32.4% in the same quarter last year. The declines reflect the reduction in the federal corporate income tax rate from 35% to 21% related to the enactment of the Tax Cuts and Jobs Act of 2017, effective January 1, 2018. Income tax provisions reflect accruals for taxes at the applicable rates for federal income tax and California franchise tax based upon reported pre-tax income, and adjusted for the effects of all permanent differences between income for tax and financial reporting purposes (such as earnings on tax exempt loans and municipal securities, BOLI, and low-income housing tax credits) as well as transactions with discrete tax effects (such as the exercise of stock options and disqualifying dispositions of incentive stock options). The effect from the reduction in the federal statutory rate was partially offset by the effect of the higher level of expected pre-tax income in 2018 and elimination or reductions to the deductibility of certain meals, entertainment, parking and transportation expenses due to the Tax Cuts and Jobs Act of 2017. Lastly, excess tax benefits resulting from the exercise of non-qualified stock options, the disqualifying disposition of incentive stock options and vesting of restricted stock awards totaled $399 thousand in the first quarter of 2018, an increase of $258 thousand from the first quarter

Page-35

of 2017. Except for these discrete tax effects which reduced our effective tax rate in the first quarter of 2018 by approximately 5.0%, our income tax provision is reflective of our current expectation for the remainder of the year.

We file a consolidated return in the U.S. Federal tax jurisdiction and a combined return in the State of California tax jurisdiction. There were no ongoing federal or state income tax examinations at the issuance of this report. At March 31, 2018, neither the Bank nor Bancorp had accruals for interest nor penalties related to unrecognized tax benefits.

FINANCIAL CONDITION SUMMARY

At March 31, 2018, assets totaled $2,510.0 million, an increase of $41.9 million when compared to $2,468.2 million at December 31, 2017, primarily due to an increase in deposits of $37.9 million that were deployed into debt securities.

Investment Securities

The investment securities portfolio totaled $572.9 million at March 31, 2018, an increase of $89.4 million from December 31, 2017. The increase reflects year-to-date purchases of investment securities that are either issued or guaranteed by the US government totaling $111.7 million, which were partially offset by the paydowns and maturities totaling $15.5 million. We maintain liquidity to support our future loan growth by holding investment securities averaging less than 5 years duration and cash earning 1.75% at the Federal Reserve Bank.

The following table summarizes our investment in obligations of state and political subdivisions at March 31, 2018 and December 31, 2017.

	March 31, 2018			December 31, 2017
(dollars in thousands)	Amortized Cost	Fair Value	% of Total State and Political Subdivisions	Amortized Cost	Fair Value	% of Total State and Political Subdivisions
Within California:
General obligation bonds	$19,020	$18,869	16.5%	$19,634	$19,678	16.7%
Revenue bonds	11,355	11,406	9.9	11,660	11,776	9.9
Tax allocation bonds	6,082	6,151	5.3	6,099	6,234	5.2
Total within California	36,457	36,426	31.7	37,393	37,688	31.8
Outside California:
General obligation bonds	68,193	66,554	59.3	68,890	68,454	58.5
Revenue bonds	10,344	10,291	9.0	11,390	11,346	9.7
Total outside California	78,537	76,845	68.3	80,280	79,800	68.2
Total obligations of state and political subdivisions	$114,994	$113,271	100.0%	$117,673	$117,488	100.0%

The portion of the portfolio outside the state of California is distributed among twenty states. The largest concentrations outside California are in Washington (12.3%), Texas (11.2%), and Minnesota (7.9%). Revenue bonds, both within and outside California, primarily consist of bonds relating to essential services (such as public improvements, transportation and utilities) and school district bonds.

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

Page-36

Loans

Loans decreased by $7.3 million and totaled $1,671.7 million at March 31, 2018, compared to $1,679.0 million at December 31, 2017. New loan originations in the first three months of 2018 of $37.4 million were primarily in commercial real estate, including both owner-occupied and investor-owned, spread throughout our markets, and tenancy-in-common fractional interest loans. The largest portion of our loan pay-offs of $31.5 million was due to the successful completion of construction projects and customer sales of assets. Scheduled principal payments, combined with changes in the utilization of loan commitments and loan originations, account for the remainder of the net loan decrease from December 31, 2017.

Liabilities

During the first three months of 2018, total liabilities increased by $40.5 million to $2,211.6 million. Deposits increased $37.9 million in the first three months of 2018, primarily due to fluctuations from large commercial clients' operational cash flows. Non-interest bearing deposits increased $51.4 million in the first quarter of 2018 to $1,065.5 million, or 48.7% of total deposits at March 31, 2018, compared to 48.9% at December 31, 2017.

Capital Adequacy

We are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements as set forth in the following tables can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a material effect on our consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, we must meet specific capital guidelines that involve quantitative measures of our assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and the Bank’s prompt corrective action classification are also subject to qualitative judgments by the regulators about components of capital, risk weightings and other factors.

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

The Bancorp’s and Bank’s capital adequacy ratios as of March 31, 2018 and December 31, 2017 are presented in the following tables. Bancorp's Tier 1 capital includes the subordinated debentures, which are not included at the Bank

Page-37

level. We continued to build capital in 2018 through the accumulation of net income. Our Share Repurchase Program announced on April 23, 2018 may affect future capital levels, as described in Item 1. Note 7, Stockholders Equity, of this Form 10-Q.

Capital Ratios for Bancorp (dollars in thousands)	Actual Ratio		Adequately Capitalized Threshold[1]			Ratio to be a Well Capitalized Bank Holding Company
March 31, 2018	Amount	Ratio	Amount		Ratio	Amount		Ratio
Total Capital (to risk-weighted assets)	$293,084	15.10%	≥ $	191,639	≥ 9.875%	≥ $	194,065	≥ 10.00%
Tier 1 Capital (to risk-weighted assets)	$276,355	14.24%	≥ $	152,826	≥ 7.875%	≥ $	155,252	≥ 8.00%
Tier 1 Capital (to average assets)	$276,355	11.39%	≥ $	97,041	≥ 4.000%	≥ $	121,301	≥ 5.00%
Common Equity Tier 1 (to risk-weighted assets)	$270,583	13.94%	≥ $	123,717	≥ 6.375%	≥ $	126,142	≥ 6.50%
December 31, 2017
Total Capital (to risk-weighted assets)	$287,435	14.91%	≥ $	178,323	≥ 9.250%	≥ $	192,782	≥ 10.00%
Tier 1 Capital (to risk-weighted assets)	$270,710	14.04%	≥ $	139,767	≥ 7.250%	≥ $	154,225	≥ 8.00%
Tier 1 Capital (to average assets)	$270,710	12.13%	≥ $	89,285	≥ 4.000%	≥ $	111,607	≥ 5.00%
Common Equity Tier 1 (to risk-weighted assets)	$265,119	13.75%	≥ $	110,849	≥ 5.750%	≥ $	125,308	≥ 6.50%
1 The adequately capitalized threshold includes the capital conservation buffer that was effective January 1, 2016. These ratios are not reflected on a fully phased-in basis, which will occur in January 2019.

Capital Ratios for the Bank (dollars in thousands)	Actual Ratio		Adequately Capitalized Threshold[1]			Ratio to be Well Capitalized under Prompt Corrective Action Provisions
March 31, 2018	Amount	Ratio	Amount		Ratio	Amount		Ratio
Total Capital (to risk-weighted assets)	$285,589	14.72%	≥ $	191,585	≥ 9.875%	≥ $	194,010	≥ 10.00%
Tier 1 Capital (to risk-weighted assets)	$268,860	13.86%	≥ $	152,783	≥ 7.875%	≥ $	155,208	≥ 8.00%
Tier 1 Capital (to average assets)	$268,860	11.08%	≥ $	97,021	≥ 4.000%	≥ $	121,277	≥ 5.00%
Common Equity Tier 1 (to risk-weighted assets)	$268,860	13.86%	≥ $	123,682	≥ 6.375%	≥ $	126,107	≥ 6.50%
December 31, 2017
Total Capital (to risk-weighted assets)	$283,885	14.73%	≥ $	178,281	≥ 9.250%	≥ $	192,737	≥ 10.00%
Tier 1 Capital (to risk-weighted assets)	$267,160	13.86%	≥ $	139,734	≥ 7.250%	≥ $	154,189	≥ 8.00%
Tier 1 Capital (to average assets)	$267,160	11.97%	≥ $	89,275	≥ 4.000%	≥ $	111,593	≥ 5.00%
Common Equity Tier 1 (to risk-weighted assets)	$267,160	13.86%	≥ $	110,824	≥ 5.750%	≥ $	125,279	≥ 6.50%
1 The adequately capitalized threshold includes the capital conservation buffer that was effective January 1, 2016. These ratios are not reflected on a fully phased-in basis, which will occur in January 2019.

Liquidity

The goal of liquidity management is to provide adequate funds to meet loan demand and to fund operating activities and deposit withdrawals. We accomplish this goal by maintaining an appropriate level of liquid assets and formal lines of credit with the FHLB, FRBSF and correspondent banks that enable us to borrow funds as discussed in Note 6 to the Consolidated Financial Statements in ITEM 1 of this report. Our Asset Liability Management Committee ("ALCO"), which is comprised of certain Bank directors, is responsible for approving and monitoring our liquidity targets and strategies. ALCO has adopted a contingency funding plan that provides early detection of potential liquidity issues in the market or the Bank and institutes prompt responses that may prevent or alleviate a potential liquidity crisis. Management monitors liquidity daily and regularly adjusts our position based on current and future liquidity needs. We also have relationships with third party deposit networks and can adjust the placement of our deposits via reciprocal or one-way sales, as part of our cash management strategy.

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

Page-38

convenience, and rates paid to customers, as well as our financial strength. The cash cycles of some of our large commercial depositors may cause short-term fluctuations in their deposit balances held with us.

At March 31, 2018 our liquid assets, which included unencumbered available-for-sale securities and cash, totaled $522.3 million, an increase of $20.4 million from December 31, 2017. Our cash and cash equivalents decreased $44.2 million from December 31, 2017. The primary sources of funds during the first three months of 2018 included an increase in net deposits of $37.9 million, $15.5 million in pay-downs and maturities of investment securities, $9.2 million net cash provided by operating activities, and $7.0 million in loans collected net of originations. The primary uses of liquidity during the first three months of 2018 was $111.7 million in investment securities purchased, and $2.0 million in cash dividends paid on common stock to our shareholders. Management anticipates that our current strong liquidity position and core deposit base will provide adequate liquidity to fund our operations.

Undrawn credit commitments, as discussed in Note 8 to the Consolidated Financial Statements in this Form 10-Q, totaled $453.8 million at March 31, 2018. These commitments, to the extent used, are expected to be funded primarily through the repayment of existing loans, deposit growth and liquid assets. Over the next twelve months, $97.2 million of time deposits will mature. We expect these funds to be replaced with new deposits. Our emphasis on local deposits combined with our well capitalized equity position, provides a very stable funding base.

Since Bancorp is a holding company and does not conduct regular banking operations, its primary sources of liquidity are dividends from the Bank. Under the California Financial Code, payment of a dividend from the Bank to Bancorp without advance regulatory approval is restricted to the lesser of the Bank’s retained earnings or the amount of the Bank’s net profits from the previous three fiscal years less the amount of dividends paid during that period. The primary uses of funds for Bancorp are shareholder dividends and ordinary operating expenses.  Bancorp held $7.2 million of cash at March 31, 2018. In April 2018 Bancorp obtained a dividend distribution from the Bank totaling $28.0 million, which is deemed sufficient to cover Bancorp's operational needs, share repurchases, and cash dividends to shareholders through the end of 2018. Management anticipates that there will be sufficient earnings at the Bank to provide dividends to Bancorp to meet its funding requirements for the foreseeable future.

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

Page-39

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

ITEM 4.       Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Bank of Marin Bancorp and its subsidiary (the "Company") conducted an evaluation under the supervision and with the participation of our Management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934 (the “Act”)) as of the end of the period covered by this report. The term disclosure controls and procedures means controls and other procedures that are designed to ensure that information we are required to disclose in the reports that we file or submit under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports that we file or submit under the Act is accumulated and communicated to our Management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls over Financial Reporting

As a result of the acquisition of Bank of Napa in November 2017, we continue to integrate and incorporate their business processes and systems into our overall internal control over financial reporting. In addition, we adopted the new revenue recognition accounting standards (ASU No. 2014-09 and related amendments) as of January 1, 2018. As a result, we implemented or modified certain internal controls, including but not limited to the following.

•	Added documentation processes related to the five-step revenue recognition model for our non-interest income revenue streams that are within the scope of the new standards.

•	Added controls to address related expanded financial statement disclosures.
During the quarter ended March 31, 2018, other than the items described above, there were no significant changes that materially affected, or are reasonably likely to affect, our internal control over financial reporting. The term internal control over financial reporting, as defined by Rule 15d-15(f) of the Act, is a process designed by, or under the supervision of, the issuer's principal executive and principal financial officers, or persons performing similar functions, and effected by the issuer's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Page-40

PART II       OTHER INFORMATION

ITEM 1         Legal Proceedings

Refer to Note 12 to the Consolidated Financial Statements in Item 8 of our 2017 Form 10-K and Note 8 to the Consolidated Financial Statements in this Form 10-Q.

ITEM 1A      Risk Factors

There have been no material changes from the risk factors previously disclosed in our 2017 Form 10-K. Refer to "Risk Factors" in Item 1A of our 2017 Form 10-K, pages 10 through 20.

ITEM 2       Unregistered Sales of Equity Securities and Use of Proceeds

We did not have any unregistered sales or repurchases of our equity securities during the three months ended March 31, 2018.

ITEM 3       Defaults upon Senior Securities

None.

Page-41

ITEM 4      Mine Safety Disclosures

Not applicable.

ITEM 5      Other Information

None.

Page-42

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

Bank of Marin Bancorp
(registrant)

May 7, 2018	/s/ Russell A. Colombo
Date	Russell A. Colombo
President &
Chief Executive Officer
(Principal Executive Officer)

May 7, 2018	/s/ Tani Girton
Date	Tani Girton
Executive Vice President &
Chief Financial Officer
(Principal Financial Officer)

May 7, 2018	/s/ Cecilia Situ
Date	Cecilia Situ
First Vice President &
Manager of Finance & Treasury
(Principal Accounting Officer)

Page-44