Form 10-Q
period 2018-06-30
Bank of Marin Bancorp
filed 2018-08-07
CIK 1403475

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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
Yes   ☐     No  ☒

As of July 31, 2018, there were 6,993,452 shares of common stock outstanding.

Page-2

PART I       FINANCIAL INFORMATION

ITEM 1.  Financial Statements

BANK OF MARIN BANCORP CONSOLIDATED STATEMENTS OF CONDITION June 30, 2018 and December 31, 2017

(in thousands, except share data; unaudited)	June 30, 2018	December 31, 2017
Assets
Cash and due from banks	$83,855	$203,545
Investment securities
Held-to-maturity, at amortized cost	170,652	151,032
Available-for-sale, at fair value	388,137	332,467
Total investment securities	558,789	483,499
Loans, net of allowance for loan losses of $15,813 and $15,767 at June 30, 2018 and December 31, 2017, respectively	1,701,798	1,663,246
Bank premises and equipment, net	7,965	8,612
Goodwill	30,140	30,140
Core deposit intangible	6,032	6,492
Interest receivable and other assets	76,463	72,620
Total assets	$2,465,042	$2,468,154

Liabilities and Stockholders' Equity
Liabilities
Deposits
Non-interest bearing	$1,057,745	$1,014,103
Interest bearing
Transaction accounts	132,272	169,195
Savings accounts	179,187	178,473
Money market accounts	631,479	626,783
Time accounts	137,040	160,116
Total deposits	2,137,723	2,148,670
Subordinated debentures	5,802	5,739
Interest payable and other liabilities	17,319	16,720
Total liabilities	2,160,844	2,171,129

Stockholders' Equity
Preferred stock, no par value, Authorized - 5,000,000 shares, none issued	—	—
Common stock, no par value, Authorized - 15,000,000 shares; Issued and outstanding - 6,991,821 and 6,921,542 at June 30, 2018 and December 31, 2017, respectively	146,195	143,967
Retained earnings	166,281	155,544
Accumulated other comprehensive loss, net of taxes	(8,278)	(2,486)
Total stockholders' equity	304,198	297,025
Total liabilities and stockholders' equity	$2,465,042	$2,468,154

The accompanying notes are an integral part of these consolidated financial statements (unaudited).

Page-3

BANK OF MARIN BANCORP CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three months ended		Six months ended
(in thousands, except per share amounts; unaudited)	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Interest income
Interest and fees on loans	$19,624	$16,423	$38,511	$32,272
Interest on investment securities
Securities of U.S. government agencies	2,860	1,534	5,335	3,052
Obligations of state and political subdivisions	604	553	1,242	1,121
Corporate debt securities and other	35	36	79	73
Interest on Federal funds sold and due from banks	285	157	688	217
Total interest income	23,408	18,703	45,855	36,735
Interest expense
Interest on interest-bearing transaction accounts	48	21	100	50
Interest on savings accounts	18	16	36	31
Interest on money market accounts	236	114	452	227
Interest on time accounts	140	139	296	285
Interest on Federal Home Loan Bank ("FHLB") and other borrowings	1	—	1	—
Interest on subordinated debentures	123	109	237	217
Total interest expense	566	399	1,122	810
Net interest income	22,842	18,304	44,733	35,925
Provision for loan losses	—	—	—	—
Net interest income after provision for loan losses	22,842	18,304	44,733	35,925
Non-interest income
Service charges on deposit accounts	455	447	932	899
Wealth Management and Trust Services	488	504	1,003	1,007
Debit card interchange fees	360	384	756	756
Merchant interchange fees	118	112	198	208
Earnings on bank-owned life insurance	230	210	458	419
Dividends on FHLB stock	192	176	388	408
Gains on investment securities, net	11	10	11	10
Other income	384	253	734	504
Total non-interest income	2,238	2,096	4,480	4,211
Non-interest expense
Salaries and related benefits	8,316	7,287	17,333	14,762
Occupancy and equipment	1,511	1,380	3,018	2,699
Depreciation and amortization	546	463	1,093	944
Federal Deposit Insurance Corporation insurance	191	162	382	323
Data processing	1,023	963	2,404	1,902
Professional services	810	522	2,109	1,044
Directors' expense	183	224	357	382
Information technology	264	186	533	384
Provision for losses on off-balance sheet commitments	—	(208)	—	(43)
Other expense	1,665	1,652	3,361	3,245
Total non-interest expense	14,509	12,631	30,590	25,642
Income before provision for income taxes	10,571	7,769	18,623	14,494
Provision for income taxes	2,680	2,583	4,343	4,760
Net income	$7,891	$5,186	$14,280	$9,734
Net income per common share:
Basic	$1.14	$0.85	$2.06	$1.60
Diluted	$1.12	$0.84	$2.03	$1.58
Weighted average shares:
Basic	6,944	6,110	6,929	6,101
Diluted	7,033	6,174	7,019	6,173
Dividends declared per common share	$0.31	$0.27	$0.60	$0.54
Comprehensive income:
Net income	$7,891	$5,186	$14,280	$9,734
Other comprehensive (loss) income
Change in net unrealized gain or loss on available-for-sale securities	(1,131)	1,961	(7,301)	3,635
Reclassification adjustment for gains on available-for-sale securities in net income	(11)	(10)	(11)	(10)
Net unrealized loss on securities transferred from available-for-sale to held-to-maturity	(278)	—	(278)	—
Amortization of net unrealized losses on securities transferred from available-for-sale to held-to-maturity	132	124	268	165
Subtotal	(1,288)	2,075	(7,322)	3,790
Deferred tax (benefit) expense	(384)	892	(2,168)	1,596
Other comprehensive (loss) income, net of tax	(904)	1,183	(5,154)	2,194
Comprehensive income	$6,987	$6,369	$9,126	$11,928
The accompanying notes are an integral part of these consolidated financial statements (unaudited).

Page-4

BANK OF MARIN BANCORP CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
for the year ended December 31, 2017 and the six months ended June 30, 2018

(in thousands, except share data; unaudited)	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss ("AOCI"), Net of Taxes	Total
	Shares	Amount
Balance at December 31, 2016	6,127,314	$87,392	$146,464	$(3,293)	$230,563
Net income	—	—	15,976	—	15,976
Other comprehensive income	—	—	—	807	807
Stock options exercised, net of shares surrendered for cashless exercises and tax withholdings	9,266	28	—	—	28
Stock issued under employee stock purchase plan	512	32	—	—	32
Stock issued under employee stock ownership plan ("ESOP")	29,547	1,850	—	—	1,850
Restricted stock granted	16,230	—	—	—	—
Stock-based compensation - stock options	—	529	—	—	529
Stock-based compensation - restricted stock	—	742	—	—	742
Cash dividends paid on common stock	—	—	(6,896)	—	(6,896)
Stock purchased by directors under director stock plan	531	35	—	—	35
Stock issued in payment of director fees	2,878	188	—	—	188
Stock and stock options issued to Bank of Napa shareholders (net of payment for fractional shares of $14 thousand)	735,264	53,171	—	—	53,171
Balance at December 31, 2017	6,921,542	$143,967	$155,544	$(2,486)	$297,025
Net income			14,280		14,280
Other comprehensive loss				(5,154)	(5,154)
Reclassification of stranded tax effects in AOCI			638	(638)	—
Stock options exercised, net of shares surrendered for cashless exercises and tax withholdings	50,075	534			534
Stock issued under employee stock purchase plan	265	19			19
Stock issued under ESOP	7,900	601			601
Restricted stock granted	18,520				—
Restricted stock surrendered for tax withholdings upon vesting	(658)	(45)			(45)
Restricted stock forfeited / cancelled	(6,028)				—
Stock-based compensation - stock options		442			442
Stock-based compensation - restricted stock		672			672
Cash dividends paid on common stock			(4,181)		(4,181)
Stock purchased by directors under director stock plan	260	18			18
Stock issued in payment of director fees	1,343	91			91
Stock repurchased, net of commissions	(1,398)	(104)			(104)
Balance at June 30, 2018	6,991,821	146,195	166,281	(8,278)	304,198

The accompanying notes are an integral part of these consolidated financial statements (unaudited).

Page-5

BANK OF MARIN BANCORP CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended June 30, 2018 and 2017

(in thousands; unaudited)	June 30, 2018	June 30, 2017
Cash Flows from Operating Activities:
Net income	$14,280	$9,734
Adjustments to reconcile net income to net cash provided by operating activities:
Reversal of losses on off-balance sheet commitments	—	(43)
Noncash contribution expense to employee stock ownership plan	601	—
Noncash director compensation expense	146	106
Stock-based compensation expense	1,114	710
Amortization of core deposit intangible	460	236
Amortization of investment security premiums, net of accretion of discounts	1,496	1,496
Accretion of discount on acquired loans	(428)	(498)
Accretion of discount on subordinated debentures	63	80
Net change in deferred loan origination costs/fees	18	60
Gain on sale of investment securities	(11)	(10)
Depreciation and amortization	1,093	944
Gain on sale of repossessed assets	—	(1)
Earnings on bank-owned life insurance policies	(458)	(419)
Net change in operating assets and liabilities:
Deferred rent and other rent-related expenses	(179)	114
Interest receivable and other assets	(971)	93
Interest payable and other liabilities	1,543	(389)
Total adjustments	4,487	2,479
Net cash provided by operating activities	18,767	12,213
Cash Flows from Investing Activities:
Purchase of held-to-maturity securities	(1,989)	(4,496)
Purchase of available-for-sale securities	(121,269)	(9,377)
Proceeds from sale of available-for-sale securities	5,006	1,321
Proceeds from paydowns/maturities of held-to-maturity securities	9,615	14,601
Proceeds from paydowns/maturities of available-for-sale securities	24,540	15,385
Loans originated and principal collected, net	(38,835)	(4,563)
Purchase of premises and equipment	(446)	(814)
Proceeds from sale of other real estate owned or repossessed assets	—	170
Cash paid for low-income housing tax credit investment	(373)	(628)
Net cash (used in) provided by investing activities	(123,751)	11,599
Cash Flows from Financing Activities:
Net (decrease) increase in deposits	(10,947)	67,840
Proceeds from stock options exercised	585	88
Payment of tax withholdings for stock options exercised and vesting of restricted stock	(96)	(60)
Proceeds from stock issued under employee and director stock purchase plans	37	737
Stock repurchased, net of commissions	(104)	—
Cash dividends paid on common stock	(4,181)	(3,315)
Net cash (used in) provided by financing activities	(14,706)	65,290
Net (decrease) increase in cash and cash equivalents	(119,690)	89,102
Cash and cash equivalents at beginning of period	203,545	48,804
Cash and cash equivalents at end of period	$83,855	$137,906
Supplemental disclosure of cash flow information:
Cash paid in interest	$1,083	$751
Cash paid in income taxes	$2,000	$4,620
Supplemental disclosure of noncash investing and financing activities:
Change in net unrealized gain or loss on available-for-sale securities	$(7,301)	$3,635
Securities transferred from available-for-sale to held-to-maturity	$27,422	$128,965
Amortization of net unrealized loss on available-for-sale securities transferred to held-to-maturity	$268	$165
Stock issued to ESOP	$601	$—
Stock issued in payment of director fees	$91	$82

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

The NorCal Community Bancorp Trusts I and II, respectively (the "Trusts") were formed for the sole purpose of issuing trust preferred securities. Bancorp is not considered the primary beneficiary of the Trusts (variable interest entities), therefore the Trusts are not consolidated in our consolidated financial statements, but rather the subordinated debentures are shown as a liability on our consolidated statements of condition (See Note 6, Borrowings). Bancorp accounts for its investment in the securities of the Trusts under the equity method, which is included in interest receivable and other assets in the consolidated statements of condition.

The following table shows: 1) weighted average basic shares, 2) potentially dilutive weighted average common shares related to stock options and unvested restricted stock awards, and 3) weighted average diluted shares. Basic earnings per share (“EPS”) are calculated by dividing net income by the weighted average number of common shares outstanding during each period, excluding unvested restricted stock awards. Diluted EPS are calculated using the weighted average number of potentially dilutive common shares. The number of potentially dilutive common shares included in the quarterly diluted EPS is computed using the average market prices during the three months included in the reporting period under the treasury stock method. The number of potentially dilutive common shares included in year-to-date diluted EPS is a year-to-date weighted average of potentially dilutive common shares included in each quarterly diluted EPS computation. In computing diluted EPS, we exclude anti-dilutive shares such as options whose exercise prices exceed the current common stock price, as they would not reduce EPS under the treasury method. We have two forms of outstanding common stock: common stock and unvested restricted stock awards. Holders of unvested restricted stock awards receive non-forfeitable dividends at the same rate as common shareholders and they both share equally in undistributed earnings. Under the two-class method, the difference in EPS is nominal for these participating securities.

	Three months ended		Six months ended
(in thousands, except per share data)	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Weighted average basic shares outstanding	6,944	6,110	6,929	6,101
Potentially dilutive common shares related to:
Stock options	74	52	74	57
Unvested restricted stock awards	15	12	16	15
Weighted average diluted shares outstanding	7,033	6,174	7,019	6,173
Net income	$7,891	$5,186	$14,280	$9,734
Basic EPS	$1.14	$0.85	$2.06	$1.60
Diluted EPS	$1.12	$0.84	$2.03	$1.58
Weighted average anti-dilutive shares not included in the calculation of diluted EPS	30	33	35	23

Page-7

Note 2: Recently Adopted and Issued Accounting Standards

Accounting Standards Adopted in 2018

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606). The core principle of this ASU (and all subsequent updates) is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. This ASU establishes a five-step model that must be used to recognize revenue that requires the entity to identify the contract with a customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract, and recognize revenue when (or as) the entity satisfies the performance obligation. The ASU does not apply to the majority of our revenue, including revenue associated with financial instruments, such as loans and investment securities, and certain non-interest income, such as earnings on bank-owned life insurance, dividends on Federal Home Loan Bank ("FHLB") stock, gains or losses on sales of investment securities, and deposit overdraft charges. The standard allowed the use of either the full retrospective or modified retrospective transition method. We elected to apply the modified retrospective transition method to incomplete contracts as of the initial date of application on January 1, 2018. The adoption of the new standards did not have a material impact on our financial condition or results of operations as revenue recognition under the new standards did not change significantly from our current practice of recognizing the in-scope non-interest income. In addition, we did not retroactively revise prior period amounts or record a cumulative adjustment to retained earnings upon adoption. We considered the nature, amount, timing, and uncertainty of revenue from contracts with customers and determined that significant revenue streams are sufficiently disaggregated in the consolidated statements of comprehensive income.

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

•
Deposit account service charges - Service charges on deposit accounts consist of monthly maintenance fees, business account analysis fees, business online banking fees, check order charges, and other deposit account-related fees. Performance obligations for monthly maintenance fees and account analysis fees are satisfied, and the related revenue recognized, when we complete our performance obligation each month. Performance obligations related to transaction-based services (such as check orders) are satisfied, and the related revenue recognized, at a point in time when completed, except for business accounts subject to analysis where the transaction-based fees are part of the monthly account analysis fees.

•
Debit card interchange fees - We issue debit cards to our consumer and small business customers that allow them to purchase goods and services from merchants in person, online, or via mobile devices using funds held in their demand deposit accounts held with us. Debit cards issued to our customers are part of global electronic payment networks (such as Visa) who pass a portion of the merchant interchange fees to debit card-issuing member banks like us when our customers make purchases through their networks. Performance obligations for debit card services are satisfied and revenue is recognized daily as the payment networks process transactions. Because we act in an agent capacity, we determined that network costs previously recorded as a component of non-interest expense should be netted with interchange fees recorded in non-interest income. Network costs were immaterial for the six months ended June 30, 2018 and 2017.

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

In May 2017, the FASB issued ASU No. 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting. This ASU applies to entities that change the terms or conditions of a share-based payment award. The FASB adopted this ASU to provide clarity in what constitutes a modification and to reduce diversity in practice in applying Topic 718. In order for a change to a share-based arrangement to not require Topic 718 modification accounting treatment, all of the following must be met: no change in fair value, no change in vesting conditions and no change in the balance sheet classification of the modified award. The ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those periods. Early adoption is permitted, including adoption in an interim period. The amendments should be applied prospectively to an award modified on or after the adoption date. We adopted the requirements of this ASU effective January 1, 2018, which did not impact our financial condition, results of operation, or related financial statement disclosures.

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. This amendment changes both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. It is intended to more closely align hedge accounting with companies' risk management strategies, simplify the application of hedge accounting and increase transparency as to the scope and results of hedging programs. The ASU is effective for fiscal years beginning after

Page-9

December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. We early-adopted the amendments of this ASU in the second quarter of 2018, and elected to perform hedge effectiveness assessments using a qualitative approach instead of quantitative regression analysis going forward. The adoption of this ASU had an immaterial impact to our financial results. The amendments also require additional disclosures, which are included in Note 9, Derivative Financial Instruments and Hedging Activities.

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

Accounting Standards Not Yet Effective

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The amendments in this ASU intend to increase transparency and comparability among organizations by recognizing an asset, which represents the right to use the asset for the lease term, and a lease liability, which is a lessee's obligation to make lease payments measured on a discounted basis. This ASU generally applies to leasing arrangements exceeding a twelve-month term. ASU 2016-02 is effective for annual periods, including interim periods within those annual periods beginning after December 15, 2018 and requires a modified retrospective method of adoption. In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases, which provides various corrections and clarifications to ASU 2016-02. Early application of the amendments is permitted. We intend to adopt this ASU during the first quarter of 2019, as required. We completed an inventory of our lease agreements and continue to evaluate potential accounting software solutions that will aid in the transition to the new leasing guidance. As of June 30, 2018, our undiscounted operating lease obligations that were off-balance sheet totaled $16.5 million (See Note 8, Commitments and Contingencies). Upon adoption of this ASU, the present values of leases currently classified as operating leases will be recognized as lease assets and liabilities on our consolidated balance sheets. Additional disclosures of key information about our leasing arrangements will also be required. We do not expect that the ASU will have a material impact on our capital ratios or return on average assets when adopted and we are currently evaluating the effect that the ASU will have on other components of our financial condition and results of operations.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. Under the new guidance, entities will be required to present financial assets at the net amount expected to be collected. The measurement of expected credit losses will be based on historical experience, current conditions and reasonable and supportable forecasts that affect the collectability of a credit over its remaining life. In addition, the ASU amends the accounting for expected credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We have formed an internal Current Expected Credit Loss ("CECL") committee and are working with our third party vendor to determine the appropriate methodologies and resources to utilize in preparation for transition to the new accounting standards. The impact of this ASU on our financial condition and results of operations is not known at this time.

In June 2018, the FASB issued ASU No. 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. This update simplifies the accounting for share-based payment transactions for acquiring goods and services from nonemployees, applying some of the same requirements as employee share-based payment transactions. The ASU will not affect the accounting for share-based payment awards to nonemployee directors, which will continue to be treated as employee share-based transactions under the current standards. ASU 2018-07 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. We do not expect that the ASU will have a material impact on our financial condition or results of operations, as it is not our practice to issue stock-based awards to pay for goods and services from nonemployees, other than nonemployee directors.

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

The following table summarizes our assets and liabilities that were required to be recorded at fair value on a recurring basis.

(in thousands) Description of Financial Instruments	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Measurement Categories: Changes in Fair Value Recorded In1
June 30, 2018
Securities available-for-sale:
Mortgage-backed securities and collateralized mortgage obligations issued by U.S. government agencies	$240,794	$—	$240,794	$—	OCI
SBA-backed securities	23,954	—	23,954	—	OCI
Debentures of government sponsored agencies	32,139	—	32,139	—	OCI
Privately-issued collateralized mortgage obligations	435	—	435	—	OCI
Obligations of state and political subdivisions	87,788	—	87,788	—	OCI
Corporate bonds	3,027	—	3,027	—	OCI
Derivative financial assets (interest rate contracts)	327	—	327	—	NI
Derivative financial liabilities (interest rate contracts)	276	—	276	—	NI
December 31, 2017
Securities available-for-sale:
Mortgage-backed securities and collateralized mortgage obligations issued by U.S. government agencies	$188,061	$—	$188,061	$—	OCI
SBA-backed securities	25,982	—	25,817	165	OCI
Debentures of government sponsored agencies	12,938	—	12,938	—	OCI
Privately-issued collateralized mortgage obligations	1,431	—	1,431	—	OCI
Obligations of state and political subdivisions	97,491	—	97,491	—	OCI
Corporate bonds	6,564	—	6,564	—	OCI
Derivative financial assets (interest rate contracts)	74	—	74	—	NI
Derivative financial liabilities (interest rate contracts)	740	—	740	—	NI
 1 Other comprehensive income ("OCI") or net income ("NI").

Page-11

Securities available-for-sale are recorded at fair value on a recurring basis. When available, quoted market prices (Level 1) are used to determine the fair value of securities available-for-sale. If quoted market prices are not available, we obtain pricing information from a reputable third-party service provider, who may utilize valuation techniques that use current market-based or independently sourced parameters, such as bid/ask prices, dealer-quoted prices, interest rates, benchmark yield curves, prepayment speeds, probability of default, loss severity and credit spreads (Level 2).   Level 2 securities include obligations of state and political subdivisions, U.S. agencies or government-sponsored agencies' debt securities, mortgage-backed securities, government agency-issued, privately-issued collateralized mortgage obligations, and corporate bonds. As of June 30, 2018 and December 31, 2017, there were no Level 1 securities. As of December 31, 2017, we had one Level 3 available-for-sale U.S. government agency obligation, which was paid off during the second quarter of 2018.

Securities held-to-maturity may be written down to fair value (determined using the same techniques discussed above for securities available-for-sale) as a result of other-than-temporary impairment, and we did not record any write-downs during the six months ended June 30, 2018 or June 30, 2017.

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

Certain financial assets may be measured at fair value on a non-recurring basis. These assets are subject to fair value adjustments that result from the application of the lower of cost or fair value accounting or write-downs of individual assets, such as impaired loans that are collateral dependent and other real estate owned ("OREO"). As of June 30, 2018 and December 31, 2017, we did not carry any assets measured at fair value on a non-recurring basis.

Page-12

Disclosures about Fair Value of Financial Instruments

The following table summarizes fair value estimates for financial instruments as of June 30, 2018 and December 31, 2017, excluding financial instruments recorded at fair value on a recurring basis (summarized in the first table in this note). The carrying amounts in the following table are recorded in the consolidated statements of condition under the indicated captions. Further, we have not disclosed the fair value of financial instruments specifically excluded from disclosure requirements such as bank-owned life insurance policies ("BOLI") and non-maturity deposit liabilities. Additionally, we hold shares of FHLB stock and Visa Inc. Class B common stock at cost. These shares are restricted from resale, except among member banks, and their values are discussed in Note 4, Investment Securities.

	June 30, 2018			December 31, 2017
(in thousands)	Carrying Amounts	Fair Value	Fair Value Hierarchy	Carrying Amounts	Fair Value	Fair Value Hierarchy
Financial assets (recorded at amortized cost)
Cash and cash equivalents	$83,855	$83,855	Level 1	$203,545	$203,545	Level 1
Investment securities held-to-maturity	170,652	166,127	Level 2	151,032	151,032	Level 2
Loans, net	1,701,798	1,666,409	Level 3	1,663,246	1,650,198	Level 3
Interest receivable	7,814	7,814	Level 2	7,501	7,501	Level 2
Financial liabilities (recorded at amortized cost)
Time deposits	137,040	136,023	Level 2	160,116	159,540	Level 2
Subordinated debentures	5,802	6,988	Level 3	5,739	5,118	Level 3
Interest payable	167	167	Level 2	191	191	Level 2

Commitments - The value of unrecognized financial instruments is estimated based on the fee income associated with the commitments which, in the absence of credit exposure, is considered to approximate their settlement value. The fair value of commitment fees was not material at June 30, 2018 and December 31, 2017.

Note 4:  Investment Securities

Our investment securities portfolio consists of obligations of state and political subdivisions, corporate bonds, U.S. government agency securities, including residential and commercial mortgage-backed securities (“MBS”) and collateralized mortgage obligations (“CMOs”) issued or guaranteed by Federal National Mortgage Association ("FNMA"), Federal Home Loan Mortgage Corporation ("FHLMC"), Small Business Administration ("SBA"), or Government National Mortgage Association ("GNMA"), debentures issued by government-sponsored agencies such as FNMA, Federal Farm Credit Bureau, FHLB and FHLMC, and privately issued CMOs, as reflected in the following table.

Page-13

	June 30, 2018				December 31, 2017
	Amortized	Fair	Gross Unrealized		Amortized	Fair	Gross Unrealized
(in thousands)	Cost	Value	Gains	(Losses)	Cost	Value	Gains	(Losses)
Held-to-maturity:
Securities of U.S. government agencies:
MBS pass-through securities issued by FHLMC and FNMA	$94,203	$90,824	$—	$(3,379)	$100,376	$100,096	$234	$(514)
SBA-backed securities	8,882	8,743	—	(139)	—	—	—	—
CMOs issued by FNMA	11,881	11,766	—	(115)	—	—	—	—
CMOs issued by FHLMC	34,668	33,591	—	(1,077)	31,010	30,938	2	(74)
CMOs issued by GNMA	3,730	3,713	—	(17)	—	—	—	—
Obligations of state and political subdivisions	17,288	17,490	235	(33)	19,646	19,998	383	(31)
Total held-to-maturity	170,652	166,127	235	(4,760)	151,032	151,032	619	(619)
Available-for-sale:
Securities of U.S. government agencies:
MBS pass-through securities issued by FHLMC and FNMA	90,082	87,590	17	(2,509)	65,559	65,262	126	(423)
SBA-backed securities	24,620	23,954	—	(666)	25,979	25,982	58	(55)
CMOs issued by FNMA	21,026	20,571	7	(462)	35,340	35,125	33	(248)
CMOs issued by FHLMC	123,359	120,411	1	(2,949)	70,514	69,889	3	(628)
CMOs issued by GNMA	12,641	12,222	2	(421)	17,953	17,785	26	(194)
Debentures of government- sponsored agencies	32,395	32,139	—	(256)	12,940	12,938	3	(5)
Privately issued CMOs	431	435	4	—	1,432	1,431	1	(2)
Obligations of state and political subdivisions	89,699	87,788	77	(1,988)	98,027	97,491	298	(834)
Corporate bonds	3,015	3,027	24	(12)	6,541	6,564	26	(3)
Total available-for-sale	397,268	388,137	132	(9,263)	334,285	332,467	574	(2,392)
Total investment securities	$567,920	$554,264	$367	$(14,023)	$485,317	$483,499	$1,193	$(3,011)

The amortized cost and fair value of investment debt securities by contractual maturity at June 30, 2018 and December 31, 2017 are shown in the following table. Expected maturities may differ from contractual maturities if the issuers of the securities have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2018				December 31, 2017
	Held-to-Maturity		Available-for-Sale		Held-to-Maturity		Available-for-Sale
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$2,859	$2,882	$8,272	$8,263	$2,151	$2,172	$10,268	$10,272
After one but within five years	13,063	13,147	79,662	78,514	15,577	15,791	71,576	71,237
After five years through ten years	63,321	61,350	216,584	210,650	54,641	54,554	129,723	128,954
After ten years	91,409	88,748	92,750	90,710	78,663	78,515	122,718	122,004
Total	$170,652	$166,127	$397,268	$388,137	$151,032	$151,032	$334,285	$332,467

Sales of investment securities and gross gains and losses are shown in the following table.

	Three months ended		Six months ended
(in thousands)	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Available-for-sale:
Sales proceeds	$5,006	$1,321	$5,006	$1,321
Gross realized gains	27	13	27	13
Gross realized losses	(16)	(3)	(16)	(3)

Page-14

Pledged investment securities are shown in the following table.

(in thousands)	June 30, 2018	December 31, 2017
Pledged to the State of California:
Secure public deposits in compliance with the Local Agency Security Program	$103,097	$107,829
Collateral for trust deposits	749	761
Total investment securities pledged to the State of California	$103,846	$108,590
Collateral for Wealth Management and Trust Services checking account	$2,014	$2,026

As part of our ongoing review of our investment securities portfolio, we reassessed the classification of certain securities issued by government sponsored agencies. During 2018 and 2017, we transferred $27.4 million and $129.0 million, respectively, of these securities from available-for-sale to held-to-maturity at fair value. We intend and have the ability to hold these securities to maturity. The net unrealized pre-tax loss of $278 thousand and $3.0 million, at the respective transfer dates, remained in accumulated other comprehensive income and are amortized over the remaining lives of the securities. Amortization of the net unrealized pre-tax losses totaled $268 thousand and $165 thousand for the six months ended June 30, 2018 and 2017, respectively.

Other-Than-Temporarily Impaired ("OTTI") Debt Securities

We have evaluated the credit of our investment securities and their issuers and/or insurers. Based on our evaluation, Management has determined that no investment security in our investment portfolio is other-than-temporarily impaired as of June 30, 2018. We do not have the intent and it is more likely than not that we will not have to sell the remaining securities temporarily impaired at June 30, 2018 before recovery of the amortized cost basis.

There were 266 and 198 investment securities in unrealized loss positions at June 30, 2018 and December 31, 2017, respectively. Those securities are summarized and classified according to the duration of the loss period in the following tables:

June 30, 2018	< 12 continuous months		≥ 12 continuous months		Total securities in a loss position
(in thousands)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
Held-to-maturity:
MBS pass-through securities issued by FHLMC and FNMA	$22,100	$(830)	$68,724	$(2,549)	$90,824	$(3,379)
SBA-backed securities	8,742	(139)	—	—	$8,742	$(139)
CMOs issued by FNMA	11,766	(115)	—	—	11,766	(115)
CMOs issued by FHLMC	19,798	(564)	13,793	(513)	33,591	(1,077)
CMOs issued by GNMA	—	—	3,713	(17)	3,713	(17)
Obligations of state and political subdivisions	3,816	(33)	—	—	3,816	(33)
Total held-to-maturity	66,222	(1,681)	86,230	(3,079)	152,452	(4,760)
Available-for-sale:
MBS pass-through securities issued by FHLMC and FNMA	68,906	(1,843)	17,713	(666)	86,619	(2,509)
SBA-backed securities	23,954	(666)	—	—	23,954	(666)
CMOs issued by FNMA	15,687	(321)	4,642	(141)	20,329	(462)
CMOs issued by FHLMC	115,370	(2,949)	—	—	115,370	(2,949)
CMOs issued by GNMA	11,297	(419)	603	(2)	11,900	(421)
Debentures of government- sponsored agencies	32,139	(256)	—	—	32,139	(256)
Privately issued CMOs	—	—	—	—	—	—
Obligations of state and political subdivisions	57,217	(835)	18,832	(1,153)	76,049	(1,988)
Corporate bonds	1,522	(12)	—	—	1,522	(12)
Total available-for-sale	326,092	(7,301)	41,790	(1,962)	367,882	(9,263)
Total temporarily impaired securities	$392,314	$(8,982)	$128,020	$(5,041)	$520,334	$(14,023)

Page-15

December 31, 2017	< 12 continuous months		≥ 12 continuous months		Total securities in a loss position
(in thousands)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
Held-to-maturity:
Obligations of state and political subdivisions	$3,648	$(31)	$—	$—	$3,648	$(31)
MBS pass-through securities issued by FHLMC and FNMA	16,337	(143)	46,845	(371)	63,182	(514)
CMOs issued by FHLMC	11,066	(31)	13,824	(43)	24,890	(74)
Total held-to-maturity	31,051	(205)	60,669	(414)	91,720	(619)
Available-for-sale:
MBS pass-through securities issued by FHLMC and FNMA	32,189	(121)	15,325	(302)	47,514	(423)
SBA-backed securities	11,028	(53)	165	(2)	11,193	(55)
CMOs issued by FNMA	26,401	(171)	5,440	(77)	31,841	(248)
CMOs issued by FHLMC	69,276	(628)	—	—	69,276	(628)
CMOs issued by GNMA	14,230	(194)	—	—	14,230	(194)
Debentures of government- sponsored agencies	2,984	(5)	—	—	2,984	(5)
Privately issued CMO's	1,310	(2)	—	—	1,310	(2)
Obligations of state and political subdivisions	52,197	(288)	19,548	(546)	71,745	(834)
Corporate bonds	3,060	(3)	—	—	3,060	(3)
Total available-for-sale	212,675	(1,465)	40,478	(927)	253,153	(2,392)
Total temporarily impaired securities	$243,726	$(1,670)	$101,147	$(1,341)	$344,873	$(3,011)

As of June 30, 2018, sixty-four investment securities in our portfolio had been in a continuous loss position for twelve months or more. They consisted of five CMOs issued by FHLMC, three CMOs issued by FNMA, two CMOs issued by GNMA, twenty-two agency MBS securities and thirty-two obligations of U.S. state and political subdivisions securities. We have evaluated the securities and believe that the decline in fair value is primarily driven by factors other than credit. It is probable that we will be able to collect all amounts due according to the contractual terms and no other-than-temporary impairment exists on these securities. The debenture of government-sponsored agency security is supported by the U.S. Federal Government, which protects us from credit losses. Based upon our assessment of the credit fundamentals, we concluded that these securities were not other-than-temporarily impaired at June 30, 2018.

There were two hundred one investment securities in our portfolio that had been in temporary loss positions for less than twelve months as of June 30, 2018, and their temporary loss positions mainly arose from changes in interest rates since purchase. They consisted of eleven SBA-backed securities, eight debentures of a U.S. government-sponsored agency, ninety-eight obligations of U.S. state and political subdivisions, thirty-six MBS securities, forty-six CMOs issued by government-sponsored agencies, and three corporate bonds. Securities of government-sponsored agencies are supported by the U.S. Federal Government, which protects us from credit losses. Other temporarily impaired securities are deemed creditworthy after internal analysis of the issuers' latest financial information and credit enhancement. Additionally, all are rated as investment grade by at least one major rating agency. As a result of this impairment analysis, we concluded that these securities were not other-than-temporarily impaired at June 30, 2018.

Non-Marketable Securities

As a member of the FHLB, we are required to maintain a minimum investment in FHLB capital stock determined by the Board of Directors of the FHLB. The minimum investment requirements can increase in the event we increase our total asset size or borrowings with the FHLB. Shares cannot be purchased or sold except between the FHLB and its members at the $100 per share par value. We held $11.1 million of FHLB stock recorded at cost in other assets in the consolidated statements of condition at both June 30, 2018 and December 31, 2017. The carrying amounts of these investments are reasonable estimates of fair value because the securities are restricted to member banks and they do not have a readily determinable market value. Management does not believe that the FHLB stock is other-than-temporarily-impaired, due to FHLB's current financial condition. On July 26, 2018, FHLB announced a cash

Page-16

dividend to be distributed in mid-August 2018 at an annualized dividend rate of 7.00%. Cash dividends paid on FHLB capital stock are recorded as non-interest income.

As a member bank of Visa U.S.A., we hold 16,939 shares of Visa Inc. Class B common stock with a carrying value of zero, which is equal to our cost basis. These shares are restricted from resale until their conversion into Class A (voting) shares upon the termination of Visa Inc.'s Covered Litigation escrow account. Because of the restriction, these shares are not considered available-for-sale and are not carried at fair value. When converting this Class B common stock to Class A common stock based on the conversion rate of 1.6298 as of June 30, 2018 and 1.6483 as of December 31, 2017, and the closing stock price of Class A shares, the value of our shares of Class B common stock would have been $3.7 million and $3.2 million at June 30, 2018 and December 31, 2017, respectively. The conversion rate is subject to further reduction upon the final settlement of the covered litigation against Visa Inc. and its member banks. As such, the fair value of these Class B shares can differ significantly from their if-converted values. For further information, refer to Note 8, Commitments and Contingencies.

We invest in low-income housing tax credit funds as a limited partner, which totaled $4.9 million and $2.1 million recorded in other assets as of June 30, 2018 and December 31, 2017, respectively. In the first six months of 2018, we recognized $282 thousand of low-income housing tax credits and other tax benefits, net of $237 thousand of amortization expense of low-income housing tax credit investment, as a component of income tax expense. As of June 30, 2018, our unfunded commitments for these low-income housing tax credit funds totaled $3.2 million. We did not recognize any impairment losses on these low-income housing tax credit investments during the six months ended June 30, 2018 or 2017, as the value of the future tax benefits exceeds the carrying value of the investments.

Note 5:  Loans and Allowance for Loan Losses

Credit Quality of Loans

The following table shows outstanding loans by class and payment aging as of June 30, 2018 and December 31, 2017.

Loan Aging Analysis by Loan Class
(in thousands)	Commercial and industrial	Commercial real estate, owner-occupied	Commercial real estate, investor	Construction	Home equity	Other residential [1]	Installment and other consumer	Total
June 30, 2018
30-59 days past due	$—	$—	$—	$—	$77	$—	$11	$88
60-89 days past due	—	—	—	—	—	—	—	—
90 days or more past due	—	—	—	—	—	—	—	—
Total past due	—	—	—	—	77	—	11	88
Current	241,994	317,587	839,667	57,015	125,954	108,829	26,477	1,717,523
Total loans [3]	$241,994	$317,587	$839,667	$57,015	$126,031	$108,829	$26,488	$1,717,611
Non-accrual loans [2]	$—	$—	$—	$—	$385	$—	$—	$385
December 31, 2017
30-59 days past due	$—	$—	$—	$—	$99	$255	$330	$684
60-89 days past due	1,340	—	—	—	—	—	—	1,340
90 days or more past due	—	—	—	—	307	—	—	307
Total past due	1,340	—	—	—	406	255	330	2,331
Current	234,495	300,963	822,984	63,828	132,061	95,271	27,080	1,676,682
Total loans [3]	$235,835	$300,963	$822,984	$63,828	$132,467	$95,526	$27,410	$1,679,013
Non-accrual loans [2]	$—	$—	$—	$—	$406	$—	$—	$406
1 Our residential loan portfolio does not include sub-prime loans, nor is it our practice to underwrite loans commonly referred to as "Alt-A mortgages", the characteristics of which are loans lacking full documentation, borrowers having low FICO scores or higher loan-to-value ratios.
2 One purchased credit impaired ("PCI") loan with an unpaid balance of $6 thousand and no carrying value was not accreting interest at June 30, 2018. Three PCI loans with unpaid balances totaling $131 thousand and no carrying values were not accreting interest at December 31, 2017. Amounts exclude accreting PCI loans totaling $2.1 million at both June 30, 2018 and December 31, 2017 as we have a reasonable expectation about future cash flows to be collected and we continue to recognize accretable yield on these loans in interest income. There were no accruing loans past due more than ninety days at June 30, 2018 or December 31, 2017.
3 Amounts include net deferred loan origination costs of $800 thousand and $818 thousand at June 30, 2018 and December 31, 2017, respectively. Amounts are also net of unaccreted purchase discounts on non-PCI loans of $956 thousand and $1.2 million at June 30, 2018 and December 31, 2017, respectively.

We generally make commercial loans to established small and mid-sized businesses to provide financing for their growth and working capital needs, equipment purchases and acquisitions.  Management examines historical, current, and projected cash flows to determine the ability of the borrower to repay obligations as agreed. Commercial loans

Page-17

are made based primarily on the identified cash flows of the borrower and secondarily on the underlying collateral and guarantor support. The cash flows of borrowers, however, may not occur as expected, and the collateral securing these loans may fluctuate in value. Most commercial and industrial loans are secured by the assets being financed, such as accounts receivable and inventory, and typically include personal guarantees. We target stable businesses with guarantors who provide additional sources of repayment and have proven to be resilient in periods of economic stress.

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

Page-18

We regularly review our credits for accuracy of risk grades whenever we receive new information. Borrowers are generally required to submit financial information at regular intervals. Typically, commercial borrowers with lines of credit are required to submit financial information with reporting intervals ranging from monthly to annually depending on credit size, risk and complexity. In addition, investor commercial real estate borrowers are usually required to submit rent rolls or property income statements annually. We monitor construction loans monthly and review them on an ongoing basis. We review home equity and other consumer loans based on delinquency status. We also review loans graded “Watch” or worse, regardless of loan type, no less than quarterly.

The following table represents an analysis of the carrying amount in loans, net of deferred fees and costs and purchase premiums or discounts, by internally assigned risk grades, including PCI loans, at June 30, 2018 and December 31, 2017.

Credit Risk Profile by Internally Assigned Risk Grade
(in thousands)	Commercial and industrial	Commercial real estate, owner-occupied	Commercial real estate, investor	Construction	Home equity	Other residential	Installment and other consumer	Purchased credit-impaired	Total
June 30, 2018
Pass	$224,707	$299,469	$836,634	$54,324	$124,103	$108,829	$26,389	$2,140	$1,676,595
Special Mention	14,842	8,904	2,232	—	1,121	—	—	—	27,099
Substandard	2,403	8,005	—	2,691	719	—	99	—	13,917
Total loans	$241,952	$316,378	$838,866	$57,015	$125,943	$108,829	$26,488	$2,140	$1,717,611
December 31, 2017
Pass	$214,636	$281,104	$818,570	$60,859	$130,558	$95,526	$27,287	$1,325	$1,629,865
Special Mention	9,318	9,284	1,850	—	—	—	—	790	21,242
Substandard	11,816	9,409	1,774	2,969	1,815	—	123	—	27,906
Total loans	$235,770	$299,797	$822,194	$63,828	$132,373	$95,526	$27,410	$2,115	$1,679,013

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

The same Management level that approved the upgrading of the loan classification must approve the removal of TDR status. During the six months ended June 30, 2018, one TIC loan with a recorded investment of $150 thousand was removed from TDR designation after meeting all of the conditions noted above. There were no loans removed from TDR designation during 2017.

Page-19

The following table summarizes the carrying amount of TDR loans by loan class as of June 30, 2018 and December 31, 2017.

(in thousands)
Recorded investment in Troubled Debt Restructurings [1]	June 30, 2018	December 31, 2017
Commercial and industrial	$1,917	$2,165
Commercial real estate, owner-occupied	7,002	6,999
Commercial real estate, investor	1,844	2,171
Construction	2,691	2,969
Home equity	348	347
Other residential	988	1,148
Installment and other consumer	704	721
Total	$15,494	$16,520
1 There were no TDR loans on non-accrual status at June 30, 2018 and December 31, 2017.

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

(dollars in thousands)	Number of Contracts Modified	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment at Period End
TDRs during the three months ended June 30, 2018:
Commercial and industrial	2	$254	$245	$235
TDRs during the three months ended June 30, 2017:
None	—	$—	$—	$—

TDRs during the six months ended June 30, 2018:
Commercial and industrial	2	$254	$245	$235
TDRs during the six months ended June 30, 2017:
Installment and consumer	1	$50	$50	$49
The two loans that were modified during the six months ended June 30, 2018 were to the same borrower and included loan extensions and other changes in loan terms. The modification during the six months ended June 30, 2017 primarily involved an interest rate concession and other changes to loan terms. During the first six months of 2018 and 2017, there were no defaults on loans that had been modified in a TDR within the prior twelve-month period. We report defaulted TDRs based on a payment default definition of more than ninety days past due.

Impaired Loans

The following tables summarize information by class on impaired loans and their related allowances. Total impaired loans include non-accrual loans, accruing TDR loans and accreting PCI loans that have experienced post-acquisition declines in cash flows expected to be collected.

Page-20

(in thousands)	Commercial and industrial	Commercial real estate, owner-occupied	Commercial real estate, investor	Construction	Home equity	Other residential	Installment and other consumer	Total
June 30, 2018
Recorded investment in impaired loans:
With no specific allowance recorded	$306	$—	$—	$2,691	$385	$989	$46	$4,417
With a specific allowance recorded	1,611	7,002	1,844	—	347	—	658	11,462
Total recorded investment in impaired loans	$1,917	$7,002	$1,844	$2,691	$732	$989	$704	$15,879
Unpaid principal balance of impaired loans	$1,905	$6,993	$1,837	$2,688	$729	$987	$703	$15,842
Specific allowance	232	126	47	—	6	—	92	503
Average recorded investment in impaired loans during the quarter ended June 30, 2018	2,092	7,005	1,849	2,833	736	990	708	16,213
Interest income recognized on impaired loans during the quarter ended June 30, 2018[1]	28	66	20	37	5	13	8	177
Average recorded investment in impaired loans during the six months ended June 30, 2018	2,104	7,003	1,956	2,878	742	1,043	712	16,438
Interest income recognized on impaired loans during the six months ended June 30, 2018 [1]	183	132	42	75	10	26	15	483
Average recorded investment in impaired loans during the quarter ended June 30, 2017	2,072	7,000	3,283	3,240	642	1,173	943	18,353
Interest income recognized on impaired loans during the quarter ended June 30, 2017[1]	25	66	20	37	7	14	10	179
Average recorded investment in impaired loans during the six months ended June 30, 2017	2,117	6,998	2,941	3,241	667	1,437	939	18,340
Interest income recognized on impaired loans during the six months ended June 30, 2017 [1]	48	132	43	71	14	34	20	362
1 No interest income on impaired loans was recognized on a cash basis during the three months ended June 30, 2018. Interest income recognized on a cash basis totaled $128 thousand during the six months ended June 30, 2018 and was primarily related to the pay-off of two non-accrual commercial PCI loans. No interest income on impaired loans was recognized on a cash basis during the three and six months ended June 30, 2017.

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

Management monitors delinquent loans continuously and identifies problem loans, generally loans graded Substandard or worse, loans on non-accrual status and loans modified in a TDR, to be evaluated individually for impairment. Generally, the recorded investment in impaired loans is net of any charge-offs from estimated losses related to specifically identified impaired loans when they are deemed uncollectible. There were no charged-off amounts on impaired loans at June 30, 2018 or December 31, 2017. In addition, the recorded investment in impaired loans is net of purchase discounts or premiums on acquired loans and deferred fees and costs. At June 30, 2018 and December 31, 2017, unused commitments to extend credit on impaired loans, including performing loans to borrowers whose terms have been modified in TDRs, totaled $850 thousand and $935 thousand, respectively.

Page-21

The following tables disclose activity in the allowance for loan losses ("ALLL") and the recorded investment in loans by class, as well as the related ALLL disaggregated by impairment evaluation method.

Allowance for Loan Losses Rollforward for the Period
(in thousands)	Commercial and industrial	Commercial real estate, owner-occupied	Commercial real estate, investor	Construction	Home equity	Other residential	Installment and other consumer	Unallocated	Total
Three months ended June 30, 2018
Beginning balance	$3,693	$2,080	$6,455	$697	$979	$543	$351	$973	$15,771
Provision (reversal)	(1,098)	259	935	(189)	(27)	203	(66)	(17)	—
Charge-offs	(3)	—	—	—	—	—	(2)	—	(5)
Recoveries	5	—	—	—	—	—	42	—	47
Ending balance	$2,597	$2,339	$7,390	$508	$952	$746	$325	$956	$15,813
Three months ended June 30, 2017
Beginning balance	$4,413	$1,992	$6,133	$546	$990	$444	$359	$342	$15,219
Provision (reversal)	(490)	90	(68)	(135)	(9)	65	(23)	570	—
Charge-offs	—	—	—	—	—	—	—	—	—
Recoveries	9	—	—	—	—	—	4	—	13
Ending balance	$3,932	$2,082	$6,065	$411	$981	$509	$340	$912	$15,232

Allowance for Loan Losses Rollforward for the Period
(in thousands)	Commercial and industrial	Commercial real estate, owner-occupied	Commercial real estate, investor	Construction	Home equity	Other residential	Installment and other consumer	Unallocated	Total
Six months ended June 30, 2018
Allowance for loan losses:
Beginning balance	$3,654	$2,294	$6,475	$681	$1,031	$536	$378	$718	$15,767
Provision (reversal)	(1,063)	45	915	(173)	(79)	210	(93)	238	—
Charge-offs	(3)	—	—	—	—	—	(2)	—	(5)
Recoveries	9	—	—	—	—	—	42	—	51
Ending balance	$2,597	$2,339	$7,390	$508	$952	$746	$325	$956	$15,813
Six months ended June 30, 2017
Allowance for loan losses:
Beginning balance	$3,248	$1,753	$6,320	$781	$973	$454	$372	$1,541	$15,442
Provision (reversal)	896	329	(255)	(370)	8	55	(34)	(629)	—
Charge-offs	(284)	—	—	—	—	—	(3)	—	(287)
Recoveries	72	—	—	—	—	—	5	—	77
Ending balance	$3,932	$2,082	$6,065	$411	$981	$509	$340	$912	$15,232

Page-22

Allowance for Loan Losses and Recorded Investment in Loans
(dollars in thousands)	Commercial and industrial	Commercial real estate, owner-occupied	Commercial real estate, investor	Construction	Home equity	Other residential	Installment and other consumer	Unallocated	Total
June 30, 2018
Ending ALLL related to loans collectively evaluated for impairment	$2,365	$2,213	$7,343	$508	$946	$746	$233	$956	$15,310
Ending ALLL related to loans individually evaluated for impairment	232	126	47	—	6	—	92	—	503
Ending ALLL related to purchased credit-impaired loans	—	—	—	—	—	—	—	—	—
Ending balance	$2,597	$2,339	$7,390	$508	$952	$746	$325	$956	$15,813
Recorded Investment:
Collectively evaluated for impairment	$240,035	$309,376	$837,022	$54,324	$125,211	$107,840	$25,784	$—	$1,699,592
Individually evaluated for impairment	1,917	7,002	1,844	2,691	732	989	704	—	15,879
Purchased credit-impaired	42	1,209	801	—	88	—	—	—	2,140
Total	$241,994	$317,587	$839,667	$57,015	$126,031	$108,829	$26,488	$—	$1,717,611
Ratio of allowance for loan losses to total loans	1.07%	0.74%	0.88%	0.89%	0.76%	0.69%	1.23%	NM	0.92%
Allowance for loan losses to non-accrual loans	NM	NM	NM	NM	247%	NM	NM	NM	4,107%
NM - Not Meaningful

Allowance for Loan Losses and Recorded Investment in Loans
(dollars in thousands)	Commercial and industrial	Commercial real estate, owner-occupied	Commercial real estate, investor	Construction	Home equity	Other residential	Installment and other consumer	Unallocated	Total
December 31, 2017
Ending ALLL related to loans collectively evaluated for impairment	$3,604	$2,106	$6,316	$674	$1,025	$535	$276	$718	$15,254
Ending ALLL related to loans individually evaluated for impairment	50	188	159	7	6	1	102	—	513
Ending ALLL related to purchased credit-impaired loans	—	—	—	—	—	—	—	—	—
Ending balance	$3,654	$2,294	$6,475	$681	$1,031	$536	$378	$718	$15,767
Recorded Investment:
Collectively evaluated for impairment	$233,605	$292,798	$820,023	$60,859	$131,620	$94,378	$26,689	$—	$1,659,972
Individually evaluated for impairment	2,165	6,999	2,171	2,969	753	1,148	721	—	16,926
Purchased credit-impaired	65	1,166	790	—	94	—	—	—	2,115
Total	$235,835	$300,963	$822,984	$63,828	$132,467	$95,526	$27,410	$—	$1,679,013
Ratio of allowance for loan losses to total loans	1.55%	0.76%	0.79%	1.07%	0.78%	0.56%	1.38%	NM	0.94%
Allowance for loan losses to non-accrual loans	NM	NM	NM	NM	254%	NM	NM	NM	3,883%
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

Page-23

The following table reflects the unpaid principal balance and related carrying value of PCI loans.

PCI Loans	June 30, 2018		December 31, 2017
(in thousands)	Unpaid Principal Balance	Carrying Value	Unpaid Principal Balance	Carrying Value
Commercial and industrial	$125	$42	$276	$65
Commercial real estate, owner occupied	1,271	1,209	1,297	1,166
Commercial real estate, investor	1,049	801	1,064	790
Home equity	220	88	231	94
Total purchased credit-impaired loans	$2,665	$2,140	$2,868	$2,115

The activities in the accretable yield, or income expected to be earned over the remaining lives of the PCI loans were as follows:

Accretable Yield	Three months ended		Six months ended
(in thousands)	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Balance at beginning of period	$1,142	$1,386	$1,254	$1,476
Accretion	(83)	(80)	(195)	(170)
Balance at end of period	$1,059	$1,306	$1,059	$1,306

Pledged Loans

Our FHLB line of credit is secured under terms of a blanket collateral agreement by a pledge of certain qualifying loans with unpaid principal balances of $996.9 million and $887.9 million at June 30, 2018 and December 31, 2017, respectively. In addition, we pledge a certain residential loan portfolio, which totaled $80.0 million and $67.6 million at June 30, 2018 and December 31, 2017, respectively, to secure our borrowing capacity with the Federal Reserve Bank ("FRB"). Also, see Note 6, Borrowings.

Related Party Loans

The Bank has, and expects to have in the future, banking transactions in the ordinary course of its business with directors, officers, principal shareholders and their businesses or associates. These transactions, including loans, are granted on substantially the same terms, including interest rates and collateral on loans, as those prevailing at the same time for comparable transactions with persons not related to us. Likewise, these transactions do not involve more than the normal risk of collectability or present other unfavorable features. Related party loans totaled $12.3 million at June 30, 2018 compared to $11.9 million at December 31, 2017. In addition, undisbursed commitments to related parties totaled $8.6 million and $9.1 million at June 30, 2018 and December 31, 2017, respectively.

Note 6: Borrowings

Federal Funds Purchased – The Bank had unsecured lines of credit with correspondent banks for overnight borrowing totaling $92.0 million at June 30, 2018 and $100.4 million at December 31, 2017.  In general, interest rates on these lines approximate the federal funds target rate. We had no overnight borrowings under these credit facilities at June 30, 2018 or December 31, 2017.

Federal Home Loan Bank Borrowings – As of June 30, 2018 and December 31, 2017, the Bank had lines of credit with the FHLB totaling $627.4 million and $538.9 million, respectively, based on eligible collateral of certain loans. There were no FHLB overnight borrowings at June 30, 2018 or December 31, 2017.

Federal Reserve Line of Credit – The Bank has a line of credit with the FRBSF secured by certain residential loans.  At June 30, 2018 and December 31, 2017, the Bank had borrowing capacity under this line totaling $59.5 million and $52.1 million, respectively, and had no outstanding borrowings with the FRBSF.

As part of an acquisition, Bancorp assumed two subordinated debentures due to NorCal Community Bancorp Trusts I and II (the "Trusts"), established for the sole purpose of issuing trust preferred securities on September 22, 2003 and December 29, 2005, respectively. The subordinated debentures were recorded at fair values totaling $4.95 million at acquisition date with contractual values totaling $8.2 million. The difference between the contractual balance and the fair value at acquisition date is accreted into interest expense over the lives of the debentures. Accretion on the subordinated debentures totaled $63 thousand and $80 thousand in the first six months of 2018 and 2017, respectively.

Page-24

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

The following table summarizes the contractual terms of the subordinated debentures due to the Trusts as of June 30, 2018:

(in thousands)
Subordinated debentures due to NorCal Community Bancorp Trust I on October 7, 2033 with interest payable quarterly, based on 3-month LIBOR plus 3.05%, repricing quarterly (5.40% as of June 30, 2018), redeemable, in whole or in part, on any interest payment date	$4,124
Subordinated debentures due to NorCal Community Bancorp Trust II on March 15, 2036 with interest payable quarterly, based on 3-month LIBOR plus 1.40%, repricing quarterly (3.74% as of June 30, 2018), redeemable, in whole or in part, on any interest payment date	4,124
Total	$8,248

Note 7:  Stockholders' Equity

Dividends

The following table summarizes cash dividends paid to common shareholders, recorded as a reduction of retained earnings.

	Three months ended		Six months ended
(in thousands, except per share data)	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Cash dividends to common stockholders	$2,166	$1,660	$4,181	$3,315
Cash dividends per common share	$0.31	$0.27	$0.60	$0.54

On July 20, 2018, the Board of Directors declared a $0.32 per share cash dividend, payable on August 10, 2018 to shareholders of record at the close of business on August 3, 2018.

Share-Based Payments

The fair value of stock options as of the grant date is recorded as stock-based compensation expense in the consolidated statements of comprehensive income over the requisite service period, which is generally the vesting period, with a corresponding increase in common stock. Stock-based compensation also includes compensation expense related to the issuance of restricted stock awards. The fair value of the restricted stock awards on the grant date, which equals the intrinsic value, is recorded as compensation expense over the requisite service period with a corresponding increase in common stock as the shares vest. Stock option and restricted stock awards issued in 2018 include a retirement eligibility clause whereby the requisite service period is satisfied at the retirement eligibility date. For those awards, we accelerate stock-based compensation if the award holder is eligible to retire. However, retirement eligibility does not affect the legal vesting schedule of the awards.

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

Page-25

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

Under the 2017 Equity Plan, stock options may be net settled by a reduction in the number of shares otherwise deliverable upon exercise in satisfaction of the exercise payment and applicable tax withholding requirements. During the six months ended June 30, 2018, option holders exchanged 19,863 shares totaling $1.4 million at a weighted-average price of $70.34 for cashless stock option exercises and tax withholdings upon vesting of performance-based stock awards. During the six months ended June 30, 2017, option holders exchanged 5,651 shares totaling $385 thousand at a weighted-average price of $68.04 for cashless stock option exercises. Shares exchanged under net settlement arrangements are available for future grants under the 2017 Equity Plan.

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

As part of the Share Repurchase Program, Bancorp entered into a trading plan adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. The 10b5-1 trading plan permits common stock to be repurchased at times that might otherwise be prohibited under insider trading laws or self-imposed trading restrictions. The 10b5-1 trading plan is administered by an independent broker and is subject to price, market volume and timing restrictions.

During the quarter ended June 30, 2018, Bancorp purchased 1,398 shares for a total amount of $104 thousand.

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

Page-26

The contractual amount of undrawn loan commitments and standby letters of credit not reflected in the consolidated statements of condition are as follows:

(in thousands)	June 30, 2018	December 31, 2017
Commercial lines of credit	$222,547	$224,370
Revolving home equity lines	186,652	177,678
Undisbursed construction loans	34,336	35,322
Personal and other lines of credit	12,408	11,758
Standby letters of credit	2,207	4,074
Total commitments and standby letters of credit	$458,150	$453,202

We record an allowance for losses on these off-balance sheet commitments based on an estimate of probabilities of the utilization of these commitments according to our historical experience on different types of commitments and expected loss. The allowance for losses on off-balance sheet commitments totaled $958 thousand as of June 30, 2018 and December 31, 2017, which is recorded in interest payable and other liabilities in the consolidated statements of condition.

Operating Leases

We rent certain premises under long-term, non-cancelable operating leases expiring at various dates through the year 2032. Most of the leases contain certain renewal options and escalation clauses. At June 30, 2018, the approximate minimum future commitments payable under non-cancelable contracts for leased premises are as follows:

(in thousands)	2018	2019	2020	2021	2022	Thereafter	Total
Operating leases	$2,209	$4,198	$3,758	$2,138	$1,330	$2,904	$16,537

Rent expense included in occupancy expense totaled $1.2 million and $1.0 million for the three months ended June 30, 2018 and 2017, respectively. Rent expense totaled $2.3 million and $2.0 million for the six months ended June 30, 2018 and 2017, respectively.

Litigation Matters

We may be party to legal actions that arise from time to time during the normal course of business.  We believe, after consultation with legal counsel, that litigation contingent liability, if any, would not have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

The Bank is responsible for a proportionate share of certain litigation indemnifications provided to Visa U.S.A. ("Visa") by its member banks in connection with lawsuits related to anti-trust charges and interchange fees ("Covered Litigation"). The outcome of the Covered Litigation affects the conversion rate of Visa Class B common stock held by us to Visa Class A common stock, as discussed in Note 4, Investment Securities. The conversion rate may decrease if Visa makes more Covered Litigation settlement payments in the future, and the full effect on member banks is still uncertain. Presently, we are not aware of any significant future cash settlement payments required by the Bank on the Covered Litigation.

In 2012, Visa had reached a $4.0 billion interchange multidistrict litigation class settlement agreement for which it maintains an escrow account to be used for settlements or judgments in the Covered Litigation. Based on progress in recent settlement discussions in the U.S. interchange multi-district litigation, Visa recorded a $600 million litigation provision in the quarter ended June 30, 2018 and on June 28, Visa deposited an additional $600 million into the litigation escrow under the terms of the U.S. retrospective responsibility plan. Funding of the escrow triggers a conversion rate reduction of the Class B common stock to shares of Class A common stock. At June 30, 2018, according to Visa's Form 10-Q filed on July 27, 2018, the escrow account balance was $1.5 billion. As of the date of Visa's filing, it had reached settlement agreements with individual merchants representing 51% of the Visa-branded payment card sales volume of merchants who opted out of the 2012 settlement agreement. Litigation is ongoing and until the appeal process is complete, Visa is uncertain whether it will resolve the claims as contemplated by the settlement agreement and additional lawsuits may arise.

Page-27

Note 9: Derivative Financial Instruments and Hedging Activities

We have entered into interest rate swap agreements, primarily as an interest rate risk management strategy, in order to mitigate the changes in the fair value of specified long-term fixed-rate loans (or firm commitments to enter into long-term fixed-rate loans) caused by changes in interest rates. These hedges allow us to offer long-term fixed-rate loans to customers without assuming the interest rate risk of a long-term asset. Converting our fixed-rate interest payments to floating-rate interest payments, generally benchmarked to the one-month U.S. dollar LIBOR index, protects us against changes in the fair value of our loans associated with fluctuating interest rates.

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

As of June 30, 2018, we had five interest rate swap agreements, which are scheduled to mature in June 2031, October 2031, July 2032, August 2037 and October 2037. All of our derivatives are designated hedging instruments and are accounted for as fair value hedges. The notional amounts of the interest rate contracts are equal to the notional amounts of the hedged loans. Our interest rate swap payments are settled monthly with counterparties. Accrued interest on the swaps totaled $5 thousand and $8 thousand as of June 30, 2018 and December 31, 2017, respectively.

The following tables presents the notional amount and fair value of our derivatives designated as hedging instruments:

	Derivative Assets		Derivative Liabilities
(in thousands)	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017
Fair value hedges:
Interest rate contracts notional amount	$9,081	$4,019	$9,293	$14,810
Interest rate contracts fair value[1]	$327	$74	$276	$740
1 See Note 3, Fair Value of Assets and Liabilities, for valuation methodology.

The table below presents the carrying amount and associated cumulative basis adjustment related to the application of fair value hedge accounting that is included in the carrying amount of hedged assets as of June 30, 2018:

(in thousands)	Carrying Amounts of Hedged Assets	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Loans
Loans	$18,112	$(262)

The table below presents the net gains (losses) recognized in interest income on loans on the consolidated statements of comprehensive income related to our derivatives designated as fair value hedges:

	Three months ended
(in thousands)	June 30, 2018	June 30, 2017
Increase (decrease) in value of designated interest rate swaps	$187	$(129)
Payment on interest rate swaps	$(40)	$(87)
(Decrease) increase in value of hedged loans	$(116)	$191
Decrease in value of yield maintenance agreement	$(3)	$(4)
Net gain (loss) on fair value hedging relationships recognized in interest income	$28	$(29)
	Six months ended
(in thousands)	June 30, 2018	June 30, 2017
Increase (decrease) in value of designated interest rate swaps	$716	$(18)
Payment on interest rate swaps	$(95)	$(185)
(Decrease) increase in value of hedged loans	$(693)	$78
Decrease in value of yield maintenance agreement	$(7)	$(7)
Net loss on fair value hedging relationships recognized against interest income	$(79)	$(132)

Page-28

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

The following table shows information on financial instruments that are eligible for offset in the consolidated statements of condition.

Offsetting of Financial Assets and Derivative Assets
		Gross Amounts	Net Amounts of	Gross Amounts Not Offset in
	Gross Amounts	Offset in the	Assets Presented	the Statements of Condition
	of Recognized	Statements of	in the Statements	Financial	Cash Collateral
(in thousands)	Assets[1]	Condition	of Condition[1]	Instruments	Received	Net Amount
June 30, 2018
Derivatives by Counterparty:
Counterparty A	$327	$—	$327	$(276)	$—	$51
December 31, 2017
Derivatives by Counterparty:
Counterparty A	$74	$—	$74	$(74)	$—	$—
1 Amounts exclude accrued interest totaling less than $1 thousand at both June 30, 2018 and December 31, 2017.

Offsetting of Financial Liabilities and Derivative Liabilities
		Gross Amounts	Net Amounts of	Gross Amounts Not Offset in
	Gross Amounts	Offset in the	Liabilities Presented	the Statements of Condition
	of Recognized	Statements of	in the Statements	Financial	Cash Collateral
(in thousands)	Liabilities[2]	Condition	of Condition[2]	Instruments	Pledged	Net Amount
June 30, 2018
Derivatives by Counterparty:
Counterparty A	$276	$—	$276	$(276)		$—
December 31, 2017
Derivatives by Counterparty:
Counterparty A	$740	$—	$740	$(74)	$(666)	$—
2 Amounts exclude accrued interest totaling $4 thousand and $8 thousand at June 30, 2018 and December 31, 2017, respectively.

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

The core deposit intangible represents the estimated future benefits of acquired deposits and is booked separately from the related deposits. We recorded a core deposit intangible asset of $4.4 million from the Bank of Napa acquisition on November 21, 2017, of which $56 thousand was amortized in 2017 and $254 thousand was amortized in the first six months of 2018. The core deposit intangible is amortized on an accelerated basis over an estimated ten-year life, and is evaluated periodically for impairment. No impairment loss was recognized as of June 30, 2018.

Page-29

Acquisition-related expenses are recognized as incurred and continue until all systems have been converted and operational functions become fully integrated. Bank of Marin Bancorp incurred acquisition-related expenses in the consolidated statements of comprehensive income for the three and six months ended June 30, 2018 as follows:

(in thousands)	Three months ended June 30, 2018	Six months ended June 30, 2018
Data processing[1]	$163	$555
Professional services	31	126
Personnel severance	35	141
Other	21	43
Total	$250	$865
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

Forward-looking statements are based on Management's current expectations regarding economic, legislative, and regulatory issues, and the successful integration of acquisitions that may affect our earnings in future periods. A number of factors, many of which are beyond Management’s control, could cause future results to vary materially from current Management expectations. Such factors include, but are not limited to, general economic conditions and the economic uncertainty in the United States and abroad, including changes in interest rates, deposit flows, real estate values, and expected future cash flows on loans and securities; costs or effects of acquisitions; competition; changes in accounting principles, policies or guidelines; changes in legislation or regulation (including the Tax Cuts and Jobs Act of 2017); natural disasters (such as the 2017 wildfires in our area); adverse weather conditions; and other economic, competitive, governmental, regulatory and technological factors (including external fraud and cyber-security threats) affecting our operations, pricing, products and services.

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

Critical Accounting Policies and Estimates

Critical accounting policies are those that are both important to the portrayal of our financial condition and results of operations and require Management's most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and imprecise. There have been no material changes to our critical accounting policies, which include: Allowance for Loan Losses, Other-than-temporary Impairment of Investment Securities, Accounting for Income Taxes, and Fair Value Measurements. For a detailed discussion, refer to Note 1 to the Consolidated Financial Statements included in our 2017 Form 10-K filed with the SEC on March 14, 2018 and Note 2, Recently Adopted and Issued Accounting Standards, to the Consolidated Financial Statements in this Form 10-Q.

Page-31

Executive Summary

Earnings in the second quarter of 2018 totaled $7.9 million, compared to $5.2 million in the second quarter of 2017. Diluted earnings per share were $1.12 in the second quarter of 2018, compared to $0.84 in the same quarter a year ago. Earnings for the first six months of 2018 totaled $14.3 million compared to $9.7 million in the same period last year. Diluted earnings per share were $2.03 and $1.58 in the first six months of 2018 and 2017, respectively.

The following are highlights of our operating and financial performance for the periods presented:

•
The Board of Directors declared a cash dividend of $0.32 per share on July 20, 2018, a $0.01 increase from the prior quarter. This represents the 53rd consecutive quarterly dividend paid by Bank of Marin Bancorp. The dividend is payable on August 10, 2018, to shareholders of record at the close of business on August 3, 2018.

•
Loans totaled $1,717.6 million at June 30, 2018, compared to $1,679.0 million at December 31, 2017, raising the loan to deposit ratio from 78.1% to 80.3%. New loan volume of $113.2 million in the in the first half of 2018 was partially offset by payoffs of $68.8 million, and combined with changes in lines of credit utilization and amortization on existing loans, resulted in the net increase of $38.6 million.

•
Strong credit quality remains a cornerstone of the Bank's consistent performance. Non-accrual loans totaled $385 thousand, or 0.02% of the loan portfolio at June 30, 2018, compared to $406 thousand, or 0.02% at December 31, 2017. Classified loans totaled $13.9 million at June 30, 2018, compared to $27.9 million at December 31, 2017. The decrease in classified loans is primarily due to two borrowing relationships whose risk grades were upgraded from substandard to special mention in the second quarter of 2018. Accruing loans past due 30 to 89 days totaled $88 thousand at June 30, 2018, compared to $1.9 million at December 31, 2017. There was no provision for either loan losses or off-balance sheet commitments recorded in the first six months of 2018.

•
Total deposits decreased $10.9 million in the first half of 2018 to $2,137.7 million at June 30, 2018. The decrease in deposits was primarily due to normal cash fluctuations of our large business clients. Additionally, some businesses moved balances into off-balance sheet time deposit products to realize higher interest rates while maintaining their relationships with the Bank. A small number of account holders who were focused solely on obtaining the highest rates in the marketplace moved to other institutions. Non-interest bearing deposits represented 49.5% of total deposits, and the annualized cost of total deposits for the first six months of 2018 was 0.08%.

•
Reported net interest margin was 3.87% in the second quarter of 2018, which increased 16 basis points compared to the second quarter of 2017, resulting primarily from higher loan and investment yields.

•
Pre-tax net income was up $2.8 million, or 36.1%, compared to the same quarter last year. Due to recent tax reform, the federal statutory income tax rate decreased to 21% beginning January 1, 2018. Bancorp's effective tax rate in the second quarter of 2018 was 25.4%, compared to 33.2% in the second quarter of 2017. Earnings in the second quarter of 2018 were favorably impacted by both the tax reform and higher earning assets from the Bank of Napa acquisition. Cost savings from the Bank of Napa acquisition are meeting expectations and should be fully embedded in the third quarter of 2018.

•
Return on assets was 1.28% for the quarter ended June 30, 2018, compared to 1.01% for the quarter ended June 30, 2017. Return on equity was 10.54% for the quarter ended June 30, 2018, compared to 8.74% for the quarter ended June 30, 2017.

•
All capital ratios are well above regulatory requirements for a well-capitalized institution. The total risk-based capital ratio for Bancorp was 15.2% at June 30, 2018, compared to 14.9% at December 31, 2017.

Looking forward into 2018, we believe that our core values - relationship banking, disciplined fundamentals and commitment to the communities that we serve - will continue to drive the success of the Bank.  By building strong relationships in vibrant markets, we are able to grow our loan portfolio and deposit franchise organically. Disciplined fundamentals ensure that our credit quality remains high, our deposit base is reasonably priced, and our operations are highly efficient, all of which contribute to profitability and net interest margin expansion.  Our success helps us to attract the most qualified professionals in the marketplace.

Our strong liquidity and capital supports our organic growth as well as acquisitions. This gives us a great deal of flexibility as we seek opportunities that add value to the Company.

Page-32

RESULTS OF OPERATIONS

Highlights of the financial results are presented in the following tables:

(dollars in thousands)	June 30, 2018	December 31, 2017
Selected financial condition data:
Total assets	$2,465,042	$2,468,154
Loans, net	1,701,798	1,663,246
Deposits	2,137,723	2,148,670
Borrowings	5,802	5,739
Stockholders' equity	304,198	297,025
Asset quality ratios:
Allowance for loan losses to total loans	0.92%	0.94%
Allowance for loan losses to non-accrual loans	41.11	x	38.88x
Non-accrual loans to total loans	0.02%	0.02%
Capital ratios:
Equity to total assets ratio	12.34%	12.03%
Total capital (to risk-weighted assets)	15.15%	14.91%
Tier 1 capital (to risk-weighted assets)	14.30%	14.04%
Tier 1 capital (to average assets)	11.57%	12.13%
Common equity Tier 1 capital (to risk weighted assets)	14.01%	13.75%

	Three months ended		Six months ended
(dollars in thousands, except per share data)	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Selected operating data:
Net interest income	$22,842	$18,304	$44,733	$35,925
Non-interest income	2,238	2,096	4,480	4,211
Non-interest expense [1]	14,509	12,631	30,590	25,642
Net income [1]	7,891	5,186	14,280	9,734
Net income per common share:
Basic	$1.14	$0.85	$2.06	$1.60
Diluted	$1.12	$0.84	$2.03	$1.58
Performance and other financial ratios:
Return on average assets	1.28%	1.01%	1.17%	0.96%
Return on average equity	10.54%	8.74%	9.63%	8.34%
Tax-equivalent net interest margin [3]	3.92%	3.85%	3.89%	3.82%
Efficiency ratio	57.85%	61.92%	62.16%	63.89%
Cash dividend payout ratio on common stock [2]	27.19%	31.76%	29.13%	33.75%
1 Includes merger-related costs totaling $250 thousand and $865 thousand for the three and six months ended June 30, 2018.
2 Calculated as dividends on common shares divided by basic net income per common share.
3 Tax-equivalent net interest margin is computed by dividing taxable equivalent net interest income, which is adjusted for taxable equivalent income on tax-exempt loans and securities based on Federal statutory rate of 21 percent in 2018 and 35 percent in 2017, by total average interest-earning assets.

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

	Three months ended			Three months ended
	June 30, 2018			June 30, 2017
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Interest-bearing due from banks [1]	$62,665	$285	1.80%	$56,597	$157	1.10%
Investment securities [2,3]	574,669	3,611	2.51%	408,335	2,355	2.31%
Loans [1,3,4]	1,700,057	19,852	4.62%	1,487,419	16,868	4.49%
Total interest-earning assets [1]	2,337,391	23,748	4.02%	1,952,351	19,380	3.93%
Cash and non-interest-bearing due from banks	40,383			46,204
Bank premises and equipment, net	8,203			8,390
Interest receivable and other assets, net	87,183			60,115
Total assets	$2,473,160			$2,067,060
Liabilities and Stockholders' Equity
Interest-bearing transaction accounts	$142,133	$48	0.14%	$94,799	$21	0.09%
Savings accounts	178,956	18	0.04%	163,424	16	0.04%
Money market accounts	612,612	236	0.15%	539,192	114	0.08%
Time accounts including CDARS	140,799	140	0.40%	146,042	139	0.38%
Overnight borrowings [1]	231	1	1.84%	—	—	—%
Subordinated debentures [1]	5,786	123	8.40%	5,646	109	7.59%
Total interest-bearing liabilities	1,080,517	566	0.21%	949,103	399	0.17%
Demand accounts	1,072,976			868,070
Interest payable and other liabilities	19,443			11,771
Stockholders' equity	300,224			238,116
Total liabilities & stockholders' equity	$2,473,160			$2,067,060
Tax-equivalent net interest income/margin [1]		$23,182	3.92%		$18,981	3.85%
Reported net interest income/margin [1]		$22,842	3.87%		$18,304	3.71%
Tax-equivalent net interest rate spread			3.81%			3.76%

Page-34

	Six months ended			Six months ended
	June 30, 2018			June 30, 2017
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Interest-bearing due from banks [1]	$83,641	$688	1.64%	$43,043	$217	1.00%
Investment securities [2,3]	553,723	6,887	2.49%	411,427	4,716	2.29%
Loans [1,3,4]	1,687,841	38,971	4.59%	1,482,977	33,090	4.44%
Total interest-earning assets [1]	2,325,205	46,546	3.98%	1,937,447	38,023	3.90%
Cash and non-interest-bearing due from banks	43,084			42,189
Bank premises and equipment, net	8,351			8,415
Interest receivable and other assets, net	88,096			59,071
Total assets	$2,464,736			$2,047,122
Liabilities and Stockholders' Equity
Interest-bearing transaction accounts	$155,180	$100	0.13%	$97,943	$50	0.10%
Savings accounts	179,601	36	0.04%	162,175	31	0.04%
Money market accounts	597,868	452	0.15%	528,923	227	0.09%
Time accounts including CDARS	147,633	296	0.40%	146,501	285	0.39%
Overnight borrowings [1]	116	1	1.84%	—	—	—%
Subordinated debentures [1]	5,770	237	8.16%	5,627	217	7.67%
Total interest-bearing liabilities	1,086,168	1,122	0.21%	941,169	810	0.17%
Demand accounts	1,061,304			857,253
Interest payable and other liabilities	18,180			13,200
Stockholders' equity	299,084			235,500
Total liabilities & stockholders' equity	$2,464,736			$2,047,122
Tax-equivalent net interest income/margin [1]		$45,424	3.89%		$37,213	3.82%
Reported net interest income/margin [1]		$44,733	3.83%		$35,925	3.69%
Tax-equivalent net interest rate spread			3.77%			3.73%

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

Page-35

	Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017				Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017
(in thousands)	Volume	Yield/Rate	Mix	Total	Volume	Yield/Rate	Mix	Total
Interest-bearing due from banks	$17	$100	$11	$128	$205	$137	$129	$471
Investment securities [1]	959	211	86	1,256	1,631	401	139	2,171
Loans [1]	2,411	501	72	2,984	4,571	1,151	159	5,881
Total interest-earning assets	3,387	812	169	4,368	6,407	1,689	427	8,523
Interest-bearing transaction accounts	10	11	6	27	29	13	8	50
Savings accounts	2	—	—	2	3	2	—	5
Money market accounts	16	94	12	122	30	173	22	225
Time accounts, including CDARS	(5)	6	—	1	2	9	—	11
Overnight borrowings	—	—	1	1	—	—	1	1
Subordinated debentures	3	11	—	14	6	14	—	20
Total interest-bearing liabilities	26	122	19	167	70	211	31	312
	$3,361	$690	$150	$4,201	$6,337	$1,478	$396	$8,211
[1] Yields and interest income on tax-exempt securities and loans are presented on a taxable-equivalent basis using the federal statutory rate of 21% in 2018 and 35% in 2017.

Second Quarter of 2018 Compared to Second Quarter of 2017

Net interest income totaled $22.8 million in the second quarter of 2018, compared to $18.3 million in the same quarter a year ago. The $4.5 million increase was primarily due to the $385.0 million increase in average earning assets from both the Bank of Napa acquisition and organic growth. Higher yields across all asset categories also positively impacted interest income for the current quarter.

The tax-equivalent net interest margin was 3.92% in the second quarter of 2018, compared to 3.85% in the same quarter of the previous year.  The increase compared to the second quarter of 2017 is related to higher yields on earning assets, partially offset by an increase in lower yielding securities as a percentage of total earning assets.

First Six Months of 2018 Compared to First Six Months of 2017

Net interest income totaled $44.7 million in the first six months of 2018, compared to $35.9 million for the same period in 2017. The $8.8 million increase primarily relates to a $387.8 million increase in average earning assets compared to 2017. Additionally, the higher yield on investment securities, interest-bearing cash, and loans positively impacted interest income.

The tax-equivalent net interest margin was 3.89% in the first half of 2018, compared to 3.82% in the first half of the previous year.  The increase compared to the first half of 2017 is related to higher yields on earning assets, partially offset by an increase in lower yielding cash and securities as a percentage of total earning assets.

Market Interest Rates

Market interest rates are, in part, based on the target federal funds interest rate (the interest rate banks charge each other for short-term borrowings) implemented by the Federal Reserve Open Market Committee ("FOMC"). Actions by the FOMC to increase the target federal funds rate by 25 basis points in December 2015, December 2016, March 2017, June 2017, December 2017, March 2018 and June 2018, have positively impacted yields on our rate sensitive interest-earning assets. The increase in June 2018, to the current target range for the federal funds rate of 1.75% to 2.00%, was the seventh rate hike since 2008. If interest rates continue to rise, we anticipate that our net interest income will increase. While short-term interest rates have risen and improved the Bank’s yields on prime-rate adjustable assets, longer-term rates that influence competitive pricing for fixed-rate lending activities have moved to a lesser degree.

Page-36

Impact of Acquired Loans on Net Interest Margin

Early payoffs or prepayments of our acquired loans with significant unamortized purchase discount/premium could result in volatility in our net interest margin. As our acquired loans from prior acquisitions continue to pay off, we expect the accretion income from these loans to continue to decline. The loans acquired from Bank of Napa are not expected to significantly increase the accretion income. Accretion and gains on payoffs of purchased loans are recorded in interest income and the positive affect on our net interest margin for the second quarter and first half of 2018 and 2017 were as follows:

	Three months ended				Six months ended
	June 30, 2018		June 30, 2017		June 30, 2018		June 30, 2017
(dollars in thousands)	Dollar Amount	Basis point impact to net interest margin	Dollar Amount	Basis point impact to net interest margin	Dollar Amount	Basis point impact to net interest margin	Dollar Amount	Basis point impact to net interest margin
Accretion on PCI loans	$84	1 bps	$80	2 bps	$195	2 bps	$170	2 bps
Accretion on non-PCI loans	$133	2 bps	$178	3 bps	$233	2 bps	$328	3 bps
Gains on pay-offs of PCI loans	$1	0 bps	$84	2 bps	$129	1 bps	$84	1 bps

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

Impaired loan balances totaled $15.9 million at June 30, 2018 and $16.9 million at December 31, 2017, with specific valuation allowances of $503 thousand and $513 thousand for the same respective dates. Classified assets (loans with substandard or doubtful risk grades) decreased to $13.9 million at June 30, 2018, from $27.9 million at December 31, 2017. The decrease in classified loans is primarily due to two borrowing relationships whose risk grades were upgraded from substandard to special mention in the second quarter of 2018. There were no loans with doubtful risk grades at June 30, 2018 or December 31, 2017.

There was no provision for loan losses recorded in the first half of 2018 and 2017, as the level of reserves was deemed appropriate for the portfolio. The two classified borrowing relationships that were upgraded in the second quarter (mentioned above) reduced the calculated general allowance for loan losses.  This reduction was primarily offset by general allowances resulting from significant loan growth and refinement of certain loan concentration qualitative factors, and an increase in specific reserves related to a loan that was modified as a troubled debt restructuring in the second quarter. Net recoveries in the second quarter of 2018 totaled $42 thousand compared to $13 thousand in the same quarter a year ago. Net recoveries totaled $46 thousand in the first half of 2018, compared to net charge-offs of $210 thousand in the first half of 2017.

The ratio of loan loss reserves to total loans was 0.92% at June 30, 2018, compared to 0.94% at December 31, 2017. Non-accrual loans totaled $385 thousand, or 0.02% of total loans, at June 30, 2018, compared to $406 thousand, or 0.02%, at December 31, 2017.

For more information, refer to Note 5 to the Consolidated Financial Statements in this Form 10-Q.

Page-37

Non-interest Income

The following table details the components of non-interest income.

	Three months ended		Amount	Percent
(dollars in thousands)	June 30, 2018	June 30, 2017	Increase (Decrease)	Increase (Decrease)
Service charges on deposit accounts	$455	$447	$8	1.8%
Wealth Management and Trust Services	488	504	(16)	(3.2)%
Debit card interchange fees	360	384	(24)	(6.3)%
Merchant interchange fees	118	112	6	5.4%
Earnings on bank-owned life insurance	230	210	20	9.5%
Dividends on FHLB stock	192	176	16	9.1%
Gains on investment securities, net	11	10	1	10.0%
Other income	384	253	131	51.8%
Total non-interest income	$2,238	$2,096	$142	6.8%

	Six months ended		Amount	Percent
(dollars in thousands)	June 30, 2018	June 30, 2017	Increase (Decrease)	Increase (Decrease)
Service charges on deposit accounts	$932	$899	$33	3.7%
Wealth Management and Trust Services	1,003	1,007	(4)	(0.4)%
Debit card interchange fees	756	756	—	—%
Merchant interchange fees	198	208	(10)	(4.8)%
Earnings on bank-owned life insurance	458	419	39	9.3%
Dividends on FHLB stock	388	408	(20)	(4.9)%
Gains on investment securities, net	11	10	1	10.0%
Other income	734	504	230	45.6%
Total non-interest income	$4,480	$4,211	$269	6.4%

Second Quarter of 2018 Compared to Second Quarter of 2017

Non-interest income increased by $142 thousand in the second quarter of 2018 to $2.2 million, compared to $2.1 million in the same quarter a year ago. The increase in other income was primarily due to an increase in fees on one-way deposits placed into deposit networks as a result of the rising market interest rate environment.

First Six Months of 2018 Compared to First Six Months of 2017

Non-interest income increased by $269 thousand in the first half of 2018 to $4.5 million, compared to $4.2 million in the same period a year ago. The increase in other income was due to the reasons mentioned above.

Page-38

Non-interest Expense

The following table details the components of non-interest expense.

	Three months ended		Amount	Percent
(dollars in thousands)	June 30, 2018	June 30, 2017	Increase (Decrease)	Increase (Decrease)
Salaries and related benefits	$8,316	$7,287	$1,029	14.1%
Occupancy and equipment	1,511	1,380	131	9.5%
Depreciation and amortization	546	463	83	17.9%
Federal Deposit Insurance Corporation insurance	191	162	29	17.9%
Data processing	1,023	963	60	6.2%
Professional services	810	522	288	55.2%
Directors' expense	183	224	(41)	(18.3)%
Information technology	264	186	78	41.9%
Provision for losses on off-balance sheet commitments	—	(208)	208	(100.0)%
Other non-interest expense
Core deposit intangible amortization	230	118	112	94.9%
Advertising	130	131	(1)	(0.8)%
Other expense	1,305	1,403	(98)	(7.0)%
Total other non-interest expense	1,665	1,652	13	0.8%
Total non-interest expense	$14,509	$12,631	$1,878	14.9%

	Six months ended		Amount	Percent
(dollars in thousands)	June 30, 2018	June 30, 2017	Increase (Decrease)	Increase (Decrease)
Salaries and related benefits	$17,333	$14,762	$2,571	17.4%
Occupancy and equipment	3,018	2,699	319	11.8%
Depreciation and amortization	1,093	944	149	15.8%
Federal Deposit Insurance Corporation insurance	382	323	59	18.3%
Data processing	2,404	1,902	502	26.4%
Professional services	2,109	1,044	1,065	102.0%
Directors' expense	357	382	(25)	(6.5)%
Information technology	533	384	149	38.8%
Provision for losses on off-balance sheet commitments	—	(43)	43	(100.0)%
Other non-interest expense
Core deposit intangible amortization	460	236	224	94.9%
Advertising	308	204	104	51.0%
Other expense	2,593	2,805	(212)	(7.6)%
Total other non-interest expense	3,361	3,245	116	3.6%
Total non-interest expense	$30,590	$25,642	$4,948	19.3%

NM - Not Meaningful

Second Quarter of 2018 Compared to Second Quarter of 2017

Non-interest expense increased by $1.9 million to $14.5 million in the second quarter of 2018, compared to $12.6 million in the same quarter a year ago. The increase was primarily due to higher salaries and benefits related to the addition of Bank of Napa employees, merit increases and filling open positions. Professional services increased due to $300 thousand in consulting expenses related to core processing contract negotiations that will result in future technology cost savings. The increase also relates to $250 thousand in acquisition expenses ($163 thousand in data processing, $35 thousand in personnel severance, $31 thousand in professional services and $21 thousand in other expenses), as well as higher occupancy and equipment expenses related to rent for the two acquired branches from Bank of Napa, as well as the opening of the Healdsburg branch in August 2017. We expect additional Bank of Napa acquisition expenses to be minimal in the remainder of 2018. Additionally, we amortized $127 thousand of the core-

Page-39

deposit intangible ("CDI") that arose from the Bank of Napa acquisition. There was no provision for losses on off-balance sheet commitments in the second quarter of 2018, compared to a $208 thousand reversal of the provision in the second quarter of 2017.

First Six Months of 2018 Compared to First Six Months of 2017

Non-interest expense increased by $4.9 million to $30.6 million in the first half of 2018, compared to $25.6 million in the same period a year ago. The increase was primarily due to higher salaries and benefits related to the addition of Bank of Napa employees, merit increases and filling open positions, as well as higher stock-based compensation related to awards granted in 2018 with certain participants meeting retirement eligibility requirements. Professional services increased due to $1.1 million in consulting expenses related to core processing contract negotiations that will result in future technology cost savings. The increase also relates to $865 thousand in acquisition expenses ($555 thousand in data processing, $126 thousand in professional services, $141 thousand in personnel severance and $43 thousand in other expenses), higher occupancy and equipment expenses related to rent for the two acquired branches from Bank of Napa, as well as the opening of the Healdsburg branch in August 2017. Additionally, the Bank amortized $254 thousand of the core-deposit intangible ("CDI") that arose from the Bank of Napa acquisition.

Provision for Income Taxes

The provision for income taxes for the second quarter of 2018 totaled $2.7 million at an effective tax rate of 25.4%, compared to $2.6 million at an effective tax rate of 33.2% in the same quarter last year. The provision for income taxes for the first half of 2018 totaled $4.3 million at an effective tax rate of 23.3%, compared to $4.8 million at an effective tax rate of 32.8% for the first half of 2017. The declines for the 2018 periods compared to the prior year periods reflect the reduction in the federal corporate income tax rate from 35% to 21% related to the enactment of the Tax Cuts and Jobs Act of 2017, effective January 1, 2018. Income tax provisions reflect accruals for taxes at the applicable rates for federal income tax and California franchise tax based upon reported pre-tax income, and adjusted for the effects of all permanent differences between income for tax and financial reporting purposes (such as earnings on tax exempt loans and municipal securities, BOLI, and low-income housing tax credits) as well as transactions with discrete tax effects (such as the exercise of stock options and disqualifying dispositions of incentive stock options). The resulting reduction in the federal statutory rate was partially offset by the effect of the higher level of expected pre-tax income in 2018 and elimination or reductions to the deductibility of certain meals, entertainment, parking and transportation expenses due to the Tax Cuts and Jobs Act of 2017. Lastly, excess tax benefits resulting from the exercise of non-qualified stock options, the disqualifying disposition of incentive stock options and vesting of restricted stock awards totaled $426 thousand in the first six months of 2018, an increase of $246 thousand from the first half of 2017. Except for these discrete tax effects, which reduced our effective tax rate in the first half of 2018 by approximately 2.3%, our income tax provision is reflective of our current expectation for the remainder of the year.

We file a consolidated return in the U.S. Federal tax jurisdiction and a combined return in the State of California tax jurisdiction. There were no ongoing federal or state income tax examinations at the issuance of this report. At June 30, 2018, neither the Bank nor Bancorp had accruals for interest nor penalties related to unrecognized tax benefits.

FINANCIAL CONDITION SUMMARY

At June 30, 2018, assets totaled $2,465.0 million, a decrease of $3.2 million when compared to $2,468.2 million at December 31, 2017. Excess cash was mainly deployed into investment securities and new loans during the first half of 2018 as discussed below.

Investment Securities

The investment securities portfolio totaled $558.8 million at June 30, 2018, an increase of $75.3 million from December 31, 2017. The increase reflects year-to-date purchases of investment securities that are either issued or guaranteed by the US government totaling $123.3 million, which were partially offset by paydowns and maturities totaling $34.2 million and sales of $5.0 million. As part of our ongoing review of our investment securities portfolio, we reassessed the classification of certain securities issued by government sponsored agencies and transferred $27.4 million of these securities from available-for-sale to held-to-maturity at fair value during the second quarter of 2018. We maintain liquidity to support our future loan growth by holding investment securities averaging less than 5 years duration and cash earning 1.95% at the Federal Reserve Bank as of June 30, 2018.

Page-40

The following table summarizes our investment in obligations of state and political subdivisions at June 30, 2018 and December 31, 2017.

	June 30, 2018			December 31, 2017
(dollars in thousands)	Amortized Cost	Fair Value	% of Total State and Political Subdivisions	Amortized Cost	Fair Value	% of Total State and Political Subdivisions
Within California:
General obligation bonds	$17,834	$17,700	16.7%	$19,634	$19,678	16.7%
Revenue bonds	9,777	9,813	9.1	11,660	11,776	9.9
Tax allocation bonds	6,590	6,635	6.2	6,099	6,234	5.2
Total within California	34,201	34,148	32.0	37,393	37,688	31.8
Outside California:
General obligation bonds	64,219	62,624	60.0	68,890	68,454	58.5
Revenue bonds	8,567	8,506	8.0	11,390	11,346	9.7
Total outside California	72,786	71,130	68.0	80,280	79,800	68.2
Total obligations of state and political subdivisions	$106,987	$105,278	100.0%	$117,673	$117,488	100.0%

The portion of the portfolio outside the state of California is distributed among twenty states. Of the total investment in obligations of state and political subdivisions, the largest concentrations outside California are Washington (13.2%), Texas (12.0%), and Minnesota (8.5%). Revenue bonds, both within and outside California, primarily consist of bonds relating to essential services (such as public improvements, transportation and utilities) and school district bonds.

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

Loans

Loans increased by $38.6 million and totaled $1,717.6 million at June 30, 2018, compared to $1,679.0 million at December 31, 2017. New loan originations in the first six months of 2018 of $113.2 million were primarily in commercial real estate, including both owner-occupied and investor-owned, spread throughout our markets, and tenancy-in-common fractional interest loans. Loan pay-offs totaling $68.8 million were due largely to the successful completion of construction projects and customer sales of assets financed by the Bank.

Liabilities

During the first six months of 2018, total liabilities increased by $10.3 million to $2,160.8 million. Deposits decreased $10.9 million in the first six months of 2018, primarily due to fluctuations from large commercial clients' operational cash flows. Non-interest bearing deposits increased $43.6 million in the first six months of 2018 to $1,057.7 million, or 49.5% of total deposits at June 30, 2018, compared to 47.2% at December 31, 2017.

Page-41

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

Management reviews capital ratios on a regular basis to ensure that capital exceeds the prescribed regulatory minimums and is adequate to meet our anticipated future needs.  For all periods presented, the Bank’s ratios exceed the regulatory definition of “well capitalized” under the regulatory framework for prompt corrective action and Bancorp’s ratios exceed the required minimum ratios to be considered a well-capitalized bank holding company. In addition, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action as of March 31, 2018. There are no conditions or events since that notification that Management believes have changed the Bank’s categories and we expect the Bank to remain well capitalized for prompt corrective action purposes.

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

We have modeled our ratios under the fully phased-in Basel III rules, and based on present facts and the recently announced $25 million share repurchase program, we do not expect that we will be required to raise additional capital as a result of the fully phased-in rules.

On May 24, 2018, The Economic Growth, Regulatory Relief, and Consumer Protection Act, also known as the Crapo Bill, was signed into law and will exempt banks with less than $10 billion in assets from certain regulatory requirements. For those banks, it establishes a Community Bank Leverage Ratio ("CBLR"), which is calculated as tangible equity capital divided by the average total assets. The CBLR minimum requirement would be set between 8% and 10%, and if an exempt bank maintains CBLR above the threshold, it can opt out of reporting or complying with other regulatory capital ratios. We will evaluate whether to adopt this new regulatory capital framework once further details and guidance of the Crapo Bill are released.

The Bancorp’s and Bank’s capital adequacy ratios as of June 30, 2018 and December 31, 2017 are presented in the following tables. Bancorp's Tier 1 capital includes the subordinated debentures, which are not included at the Bank level. We continued to build capital in 2018 through the accumulation of net income. Our Share Repurchase Program announced on April 23, 2018 may affect future capital levels, as described in Item 1. Note 7, Stockholders Equity, of this Form 10-Q.

Page-42

Capital Ratios for Bancorp (dollars in thousands)	Actual Ratio		Adequately Capitalized Threshold[1]			Ratio to be a Well Capitalized Bank Holding Company
June 30, 2018	Amount	Ratio	Amount		Ratio	Amount		Ratio
Total Capital (to risk-weighted assets)	$300,015	15.15%	≥ $	195,538	≥ 9.875%	≥ $	198,013	≥ 10.00%
Tier 1 Capital (to risk-weighted assets)	$283,244	14.30%	≥ $	155,935	≥ 7.875%	≥ $	158,410	≥ 8.00%
Tier 1 Capital (to average assets)	$283,244	11.57%	≥ $	97,925	≥ 4.000%	≥ $	122,407	≥ 5.00%
Common Equity Tier 1 (to risk-weighted assets)	$277,442	14.01%	≥ $	126,233	≥ 6.375%	≥ $	128,708	≥ 6.50%
December 31, 2017
Total Capital (to risk-weighted assets)	$287,435	14.91%	≥ $	178,323	≥ 9.250%	≥ $	192,782	≥ 10.00%
Tier 1 Capital (to risk-weighted assets)	$270,710	14.04%	≥ $	139,767	≥ 7.250%	≥ $	154,225	≥ 8.00%
Tier 1 Capital (to average assets)	$270,710	12.13%	≥ $	89,285	≥ 4.000%	≥ $	111,607	≥ 5.00%
Common Equity Tier 1 (to risk-weighted assets)	$265,119	13.75%	≥ $	110,849	≥ 5.750%	≥ $	125,308	≥ 6.50%
1 The adequately capitalized threshold includes the capital conservation buffer that was effective January 1, 2016. These ratios are not reflected on a fully phased-in basis, which will occur in January 2019.

Capital Ratios for the Bank (dollars in thousands)	Actual Ratio		Adequately Capitalized Threshold[1]			Ratio to be Well Capitalized under Prompt Corrective Action Provisions
June 30, 2018	Amount	Ratio	Amount		Ratio	Amount		Ratio
Total Capital (to risk-weighted assets)	$267,138	13.49%	≥ $	195,487	≥ 9.875%	≥ $	197,961	≥ 10.00%
Tier 1 Capital (to risk-weighted assets)	$250,367	12.65%	≥ $	155,895	≥ 7.875%	≥ $	158,369	≥ 8.00%
Tier 1 Capital (to average assets)	$250,367	10.23%	≥ $	97,904	≥ 4.000%	≥ $	122,380	≥ 5.00%
Common Equity Tier 1 (to risk-weighted assets)	$250,367	12.65%	≥ $	126,200	≥ 6.375%	≥ $	128,675	≥ 6.50%
December 31, 2017
Total Capital (to risk-weighted assets)	$283,885	14.73%	≥ $	178,281	≥ 9.250%	≥ $	192,737	≥ 10.00%
Tier 1 Capital (to risk-weighted assets)	$267,160	13.86%	≥ $	139,734	≥ 7.250%	≥ $	154,189	≥ 8.00%
Tier 1 Capital (to average assets)	$267,160	11.97%	≥ $	89,275	≥ 4.000%	≥ $	111,593	≥ 5.00%
Common Equity Tier 1 (to risk-weighted assets)	$267,160	13.86%	≥ $	110,824	≥ 5.750%	≥ $	125,279	≥ 6.50%
1 The adequately capitalized threshold includes the capital conservation buffer that was effective January 1, 2016. These ratios are not reflected on a fully phased-in basis, which will occur in January 2019.

Liquidity

The goal of liquidity management is to provide adequate funds to meet loan demand and to fund operating activities and deposit withdrawals. We accomplish this goal by maintaining an appropriate level of liquid assets and formal lines of credit with the FHLB, FRBSF and correspondent banks that enable us to borrow funds as discussed in Note 6 to the Consolidated Financial Statements in ITEM 1 of this report. Our Asset Liability Management Committee ("ALCO"), which is comprised of independent Bank directors and the President and Chief Executive Officer, is responsible for approving and monitoring our liquidity targets and strategies. ALCO has adopted a contingency funding plan that provides early detection of potential liquidity issues in the market or the Bank and institutes prompt responses that may prevent or alleviate a potential liquidity crisis. Management monitors liquidity daily and regularly adjusts our position based on current and future liquidity needs. We also have relationships with third party deposit networks and can adjust the placement of our deposits via reciprocal or one-way sales, as part of our cash management strategy.

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

Page-43

At June 30, 2018 our liquid assets, which included unencumbered available-for-sale securities and cash, totaled $420.8 million, a decrease of $81.1 million from December 31, 2017. Our cash and cash equivalents decreased $127.3 million from December 31, 2017. The primary uses of liquidity during the first six months of 2018 were $123.3 million in investment securities purchased, $38.8 million in new loans net of collection, a decrease in net deposits of $10.9 million, and $4.2 million in cash dividends paid on common stock to our shareholders. The primary sources of funds during the first six months of 2018 included $39.2 million in pay-downs and maturities of investment securities, and $18.8 million net cash provided by operating activities. Management anticipates that our current strong liquidity position and core deposit base will provide adequate liquidity to fund our operations.

Undrawn credit commitments, as discussed in Note 8 to the Consolidated Financial Statements in this Form 10-Q, totaled $458.2 million at June 30, 2018. These commitments, to the extent used, are expected to be funded primarily through the repayment of existing loans, deposit growth and liquid assets. Over the next twelve months, $92.5 million of time deposits will mature. We expect new deposits to replace these funds. Our emphasis on local deposits combined with our well-capitalized equity position, provides a very stable funding base.

Since Bancorp is a holding company and does not conduct regular banking operations, its primary sources of liquidity are dividends from the Bank. Under the California Financial Code, payment of a dividend from the Bank to Bancorp without advance regulatory approval is restricted to the lesser of the Bank’s retained earnings or the amount of the Bank’s net profits from the previous three fiscal years less the amount of dividends paid during that period. The primary uses of funds for Bancorp are shareholder dividends and ordinary operating expenses.  Bancorp held $32.5 million of cash at June 30, 2018. In April 2018, Bancorp obtained a dividend distribution from the Bank totaling $28.0 million, which is deemed sufficient to cover Bancorp's operational needs, share repurchases, and cash dividends to shareholders through the end of 2018. Management anticipates that there will be sufficient earnings at the Bank to provide dividends to Bancorp to meet its funding requirements for the near future.

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

We expect our net interest margin to increase if rates go up, primarily due to our cash earning the Federal Funds rate, adjustable rate loans and our significant non-interest bearing deposit base. Our net interest income remains most vulnerable to a falling interest rate environment.

To mitigate interest rate risk, the structure of the Consolidated Statement of Condition is managed with the objective of correlating the effects of interest rate changes on loans and investments with those of deposits and borrowings. The asset liability management policy sets limits on the acceptable amount of change to net interest income and economic value of equity under a variety of interest rate scenarios.

From time to time, we enter into interest rate swap contracts to mitigate the changes in the fair value of specified long-term fixed-rate loans and firm commitments to enter into long-term fixed-rate loans caused by changes in interest rates. See Note 9 to the Consolidated Financial Statements in this Form 10-Q.

ALCO and the Board of Directors review our exposure to interest rate risk at least quarterly. We use simulation models to measure interest rate risk and to evaluate strategies to improve profitability. A simplified static statement of condition is prepared on a quarterly basis as a starting point, using instrument level data of our actual loans, investments, borrowings and deposits as inputs. If potential changes to net equity value and net interest income resulting from hypothetical interest rate changes are not within the limits established by the Board of Directors, Management may adjust the asset and liability mix to bring the risk position within approved limits or take other actions. At June 30, 2018, interest rate risk was within policy guidelines established by ALCO and the Board.

One set of interest rates modeled and evaluated against flat interest rates is a series of immediate parallel shifts in the yield curve. These are provided in the following table as an example rather than an expectation of likely interest rate movements.

Page-44

Immediate Changes in Interest Rates (in basis points)	Estimated Change in Net Interest Income in Year 1, as percent of Net Interest Income	Estimated Change in Net Interest Income in Year 2, as percent of Net Interest Income
up 400	(0.7)%	8.0%
up 300	(0.4)%	6.2%
up 200	(0.2)%	4.3%
up 100	0.2%	3.0%
down 100	(5.8)%	(10.1)%

Interest rate sensitivity is a function of the repricing characteristics of our assets and liabilities. The Bank runs a combination of scenarios and sensitivities in its attempt to capture the range of interest rate risk including the simulations mentioned above. As with any simulation model or other method of measuring interest rate risk, limitations are inherent in the process and dependent on assumptions. For example, if we choose to pay interest on certain business deposits that are currently non-interest bearing, causing these deposits to become rate sensitive in the future, we would become less asset sensitive than the model currently indicates. Assets and liabilities may react differently to changes in market interest rates in terms of both timing and responsiveness to market rate movements. Further, the actual rates and timing of prepayments on loans and investment securities, and the behavior of depositors, could vary significantly from the assumptions applied in the various scenarios.

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

Changes in Internal Control over Financial Reporting

During the second quarter of 2018, we completed our integration and incorporation of Bank of Napa's business processes and systems into our overall internal control over financial reporting. During the quarter ended June 30, 2018, other than the Bank of Napa integration, there were no significant changes that materially affected, or are reasonably likely to affect, our internal control over financial reporting. The term internal control over financial reporting, as defined by Rule 15d-15(f) of the Act, is a process designed by, or under the supervision of, the issuer's principal executive and principal financial officers, or persons performing similar functions, and effected by the issuer's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Page-45

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

ITEM 2       Unregistered Sales of Equity Securities and Use of Proceeds

On April 23, 2018, Bancorp announced that its Board of Directors approved a Share Repurchase Program under which Bancorp may repurchase up to $25.0 million of its outstanding common stock through May 1, 2019. For additional information, refer to Note 7 to the Consolidated Financial Statements in this Form 10-Q.

From April 23, 2018 to June 30, 2018, Bancorp purchased 1,398 shares at prices ranging from $73.14 to $75.00 for a total cost of $104 thousand. The following table reflects purchases under the Share Repurchase Program for the periods presented.

(in thousands, except per share data)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value That May yet Be Purchased Under the Program
Period
April 23-30, 2018	—	$—	—	$—
May 1-31, 2018	1,398	74.06	1,398	24,896
June 1-30, 2018	—	—	—	—
Total	1,398	$74.06	1,398	$24,896

ITEM 3       Defaults upon Senior Securities

None.

ITEM 4      Mine Safety Disclosures

Not applicable.

ITEM 5      Other Information

None.

ITEM 6       Exhibits

The following exhibits are filed as part of this report or hereby incorporated by references to filings previously made with the SEC.

Page-46

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

Bank of Marin Bancorp
(registrant)

August 7, 2018	/s/ Russell A. Colombo
Date	Russell A. Colombo
President &
Chief Executive Officer
(Principal Executive Officer)

August 7, 2018	/s/ Tani Girton
Date	Tani Girton
Executive Vice President &
Chief Financial Officer
(Principal Financial Officer)

August 7, 2018	/s/ Cecilia Situ
Date	Cecilia Situ
First Vice President &
Manager of Finance & Treasury
(Principal Accounting Officer)

Page-48