Form 10-Q
period 2018-09-30
Bank of Marin Bancorp
filed 2018-11-06
CIK 1403475

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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
Yes   ☐     No  ☒

As of October 31, 2018, there were 6,974,765 shares of common stock outstanding.

Page-2

PART I       FINANCIAL INFORMATION

ITEM 1.  Financial Statements

BANK OF MARIN BANCORP CONSOLIDATED STATEMENTS OF CONDITION September 30, 2018 and December 31, 2017

(in thousands, except share data; unaudited)	September 30, 2018	December 31, 2017
Assets
Cash and due from banks	$142,718	$203,545
Investment securities
Held-to-maturity, at amortized cost	164,222	151,032
Available-for-sale, at fair value	405,571	332,467
Total investment securities	569,793	483,499
Loans, net of allowance for loan losses of $15,817 and $15,767 at September 30, 2018 and December 31, 2017, respectively	1,713,054	1,663,246
Bank premises and equipment, net	7,602	8,612
Goodwill	30,140	30,140
Core deposit intangible	5,802	6,492
Interest receivable and other assets	76,606	72,620
Total assets	$2,545,715	$2,468,154

Liabilities and Stockholders' Equity
Liabilities
Deposits
Non-interest bearing	$1,109,909	$1,014,103
Interest bearing
Transaction accounts	138,838	169,195
Savings accounts	178,171	178,473
Money market accounts	659,788	626,783
Time accounts	126,140	160,116
Total deposits	2,212,846	2,148,670
Subordinated debentures	5,831	5,739
Interest payable and other liabilities	18,435	16,720
Total liabilities	2,237,112	2,171,129

Stockholders' Equity
Preferred stock, no par value, Authorized - 5,000,000 shares, none issued	—	—
Common stock, no par value, Authorized - 15,000,000 shares; Issued and outstanding - 6,982,179 and 6,921,542 at September 30, 2018 and December 31, 2017, respectively	145,498	143,967
Retained earnings	172,723	155,544
Accumulated other comprehensive loss, net of taxes	(9,618)	(2,486)
Total stockholders' equity	308,603	297,025
Total liabilities and stockholders' equity	$2,545,715	$2,468,154

The accompanying notes are an integral part of these consolidated financial statements (unaudited).

Page-3

BANK OF MARIN BANCORP CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three months ended		Nine months ended
(in thousands, except per share amounts; unaudited)	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Interest income
Interest and fees on loans	$20,284	$16,738	$58,795	$49,010
Interest on investment securities
Securities of U.S. government agencies	2,953	1,525	8,288	4,577
Obligations of state and political subdivisions	546	511	1,788	1,632
Corporate debt securities and other	25	31	104	104
Interest on Federal funds sold and due from banks	400	406	1,088	623
Total interest income	24,208	19,211	70,063	55,946
Interest expense
Interest on interest-bearing transaction accounts	58	24	158	74
Interest on savings accounts	18	17	54	48
Interest on money market accounts	337	133	789	360
Interest on time accounts	130	138	426	423
Interest on Federal Home Loan Bank ("FHLB") and other borrowings	1	—	2	—
Interest on subordinated debentures	125	111	362	328
Total interest expense	669	423	1,791	1,233
Net interest income	23,539	18,788	68,272	54,713
Provision for loan losses	—	—	—	—
Net interest income after provision for loan losses	23,539	18,788	68,272	54,713
Non-interest income
Service charges on deposit accounts	475	438	1,407	1,337
Wealth Management and Trust Services	490	539	1,493	1,546
Debit card interchange fees, net	402	390	1,158	1,146
Merchant interchange fees, net	99	88	297	296
Earnings on bank-owned life insurance	227	209	685	628
Dividends on FHLB stock	194	177	582	585
(Losses) gains on investment securities, net	(90)	—	(79)	10
Other income	439	225	1,173	729
Total non-interest income	2,236	2,066	6,716	6,277
Non-interest expense
Salaries and related benefits	8,069	7,344	25,402	22,106
Occupancy and equipment	1,444	1,364	4,462	4,063
Depreciation and amortization	532	489	1,625	1,433
Federal Deposit Insurance Corporation insurance	186	167	568	490
Data processing	950	946	3,354	2,848
Professional services	727	801	2,836	1,845
Directors' expense	173	175	530	557
Information technology	262	179	795	563
Provision for losses on off-balance sheet commitments	—	100	—	57
Other expense	1,628	1,471	4,989	4,716
Total non-interest expense	13,971	13,036	44,561	38,678
Income before provision for income taxes	11,804	7,818	30,427	22,312
Provision for income taxes	3,124	2,686	7,467	7,446
Net income	$8,680	$5,132	$22,960	$14,866
Net income per common share:
Basic	$1.25	$0.84	$3.31	$2.43
Diluted	$1.23	$0.83	$3.27	$2.41
Weighted average shares:
Basic	6,950	6,123	6,936	6,109
Diluted	7,055	6,191	7,031	6,179
Comprehensive income:
Net income	$8,680	$5,132	$22,960	$14,866
Other comprehensive (loss) income
Change in net unrealized gain or loss on available-for-sale securities	(2,120)	(362)	(9,421)	6,309
Reclassification adjustment for losses (gains) on available-for-sale securities in net income	90	—	79	(10)
Net unrealized loss on securities transferred from available-for-sale to held-to-maturity	—	—	(278)	(3,036)
Amortization of net unrealized losses on securities transferred from available-for-sale to held-to-maturity	128	135	396	299
Subtotal	(1,902)	(227)	(9,224)	3,562
Deferred tax (benefit) expense	(562)	(96)	(2,730)	1,499
Other comprehensive (loss) income, net of tax	(1,340)	(131)	(6,494)	2,063
Comprehensive income	$7,340	$5,001	$16,466	$16,929
The accompanying notes are an integral part of these consolidated financial statements (unaudited).

Page-4

BANK OF MARIN BANCORP CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the three and nine months ended September 30, 2018 and 2017

(in thousands, except share data; unaudited)	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss ("AOCI"), Net of Taxes	Total
	Shares	Amount
	Three months ended September 30, 2018
Balance at July 1, 2018	6,991,821	$146,195	$166,281	$(8,278)	$304,198
Net income	—	—	8,680	—	8,680
Other comprehensive loss	—	—	—	(1,340)	(1,340)
Stock options exercised, net of shares surrendered for cashless exercises and tax withholdings	1,751	—	—	—	—
Stock issued under employee stock purchase plan	121	9	—	—	9
Stock issued under employee stock ownership plan ("ESOP")	3,400	297	—	—	297
Stock-based compensation - stock options	—	124	—	—	124
Stock-based compensation - restricted stock	—	176	—	—	176
Cash dividends paid on common stock ($0.32 per share)	—	—	(2,238)	—	(2,238)
Stock purchased by directors under director stock plan	239	19	—	—	19
Stock issued in payment of director fees	1,392	113	—	—	113
Stock repurchased, net of commissions	(16,545)	(1,435)	—	—	(1,435)
Balance at September 30, 2018	6,982,179	$145,498	$172,723	$(9,618)	$308,603
	Three months ended September 30, 2017
Balance at July 1, 2017	6,160,952	$88,949	$152,883	$(1,099)	$240,733
Net income	—	—	5,132	—	5,132
Other comprehensive loss	—	—	—	(131)	(131)
Stock options exercised, net of shares surrendered for cashless exercises and tax withholdings	2,893	—	—	—	—
Stock issued under ESOP	10,000	637	—	—	637
Stock-based compensation - stock options	—	141	—	—	141
Stock-based compensation - restricted stock	—	206	—	—	206
Cash dividends paid on common stock ($0.29 per share)	—	—	(1,788)	—	(1,788)
Stock purchased by directors under director stock plan	216	13	—	—	13
Stock issued in payment of director fees	1,690	106	—	—	106
Balance at September 30, 2017	6,175,751	$90,052	$156,227	$(1,230)	$245,049

The accompanying notes are an integral part of these consolidated financial statements (unaudited).

BANK OF MARIN BANCORP CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the three and nine months ended September 30, 2018 and 2017

(in thousands, except share data; unaudited)	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss ("AOCI"), Net of Taxes	Total
	Shares	Amount
	Nine months ended September 30, 2018
Balance at January 1, 2018	6,921,542	$143,967	$155,544	$(2,486)	$297,025
Net income	—	—	22,960	—	22,960
Other comprehensive loss	—	—	—	(6,494)	(6,494)
Reclassification of stranded tax effects in AOCI	—	—	638	(638)	—
Stock options exercised, net of shares surrendered for cashless exercises and tax withholdings	51,826	534	—	—	534
Stock issued under employee stock purchase plan	386	28	—	—	28
Stock issued under ESOP	11,300	898	—	—	898
Restricted stock granted	18,520	—	—	—	—
Restricted stock surrendered for tax withholdings upon vesting	(658)	(45)	—	—	(45)
Restricted stock forfeited / cancelled	(6,028)	—	—	—	—
Stock-based compensation - stock options	—	566	—	—	566
Stock-based compensation - restricted stock	—	848	—	—	848
Cash dividends paid on common stock ($0.92 per share)	—	—	(6,419)	—	(6,419)
Stock purchased by directors under director stock plan	499	37	—	—	37
Stock issued in payment of director fees	2,735	204	—	—	204
Stock repurchased, net of commissions	(17,943)	(1,539)	—	—	(1,539)
Balance at September 30, 2018	6,982,179	$145,498	$172,723	$(9,618)	$308,603
	Nine months ended September 30, 2017
Balance at January 1, 2017	6,127,314	$87,392	$146,464	$(3,293)	$230,563
Net income	—	—	14,866	—	14,866
Other comprehensive income	—	—	—	2,063	2,063
Stock options exercised, net of shares surrendered for cashless exercises and tax withholdings	8,786	28	—	—	28
Stock issued under employee stock purchase plan	280	17	—	—	17
Stock issued under ESOP	21,732	1,335	—	—	1,335
Restricted stock granted	14,230	—	—	—	—
Stock-based compensation - stock options	—	423	—	—	423
Stock-based compensation - restricted stock	—	634	—	—	634
Cash dividends paid on common stock ($0.83 per share)	—	—	(5,103)	—	(5,103)
Stock purchased by directors under director stock plan	531	35	—	—	35
Stock issued in payment of director fees	2,878	188	—	—	188
Balance at September 30, 2017	6,175,751	90,052	156,227	(1,230)	245,049

The accompanying notes are an integral part of these consolidated financial statements (unaudited).

Page-5

BANK OF MARIN BANCORP CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine months ended September 30, 2018 and 2017

(in thousands; unaudited)	September 30, 2018	September 30, 2017
Cash Flows from Operating Activities:
Net income	$22,960	$14,866
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for losses on off-balance sheet commitments	—	57
Noncash contribution expense to employee stock ownership plan	898	637
Noncash director compensation expense	219	170
Stock-based compensation expense	1,414	1,057
Amortization of core deposit intangible	690	354
Amortization of investment security premiums, net of accretion of discounts	2,172	2,204
Accretion of discount on acquired loans	(531)	(706)
Accretion of discount on subordinated debentures	92	117
Net change in deferred loan origination costs/fees	114	85
Loss (gain) on sale of investment securities	79	(10)
Depreciation and amortization	1,625	1,433
Gain on sale of repossessed assets	—	(1)
Earnings on bank-owned life insurance policies	(685)	(628)
Net change in operating assets and liabilities:
Deferred rent and other rent-related expenses	(278)	38
Interest receivable and other assets	2,780	421
Interest payable and other liabilities	(265)	350
Total adjustments	8,324	5,578
Net cash provided by operating activities	31,284	20,444
Cash Flows from Investing Activities:
Purchase of held-to-maturity securities	(1,988)	(4,496)
Purchase of available-for-sale securities	(174,617)	(51,130)
Proceeds from sale of available-for-sale securities	16,972	1,321
Proceeds from paydowns/maturities of held-to-maturity securities	15,947	22,352
Proceeds from paydowns/maturities of available-for-sale securities	45,917	37,126
Loans originated and principal collected, net	(50,315)	(37,370)
Purchase of premises and equipment	(615)	(1,143)
Proceeds from sale of other real estate owned or repossessed assets	—	170
Cash paid for low-income housing tax credit investment	(389)	(899)
Net cash used in investing activities	(149,088)	(34,069)
Cash Flows from Financing Activities:
Net increase in deposits	64,176	118,270
Proceeds from stock options exercised	585	88
Payment of tax withholdings for stock options exercised and vesting of restricted stock	(96)	(60)
Proceeds from stock issued under employee and director stock purchase plans	65	750
Stock repurchased, net of commissions	(1,334)	—
Cash dividends paid on common stock	(6,419)	(5,103)
Net cash provided by financing activities	56,977	113,945
Net (decrease) increase in cash and cash equivalents	(60,827)	100,320
Cash and cash equivalents at beginning of period	203,545	48,804
Cash and cash equivalents at end of period	$142,718	$149,124
Supplemental disclosure of cash flow information:
Cash paid in interest	$1,737	$1,131
Cash paid in income taxes	$4,900	$6,815
Supplemental disclosure of noncash investing and financing activities:
Change in net unrealized gain or loss on available-for-sale securities	$(9,421)	$6,309
Securities transferred from available-for-sale to held-to-maturity	$27,422	$128,965
Amortization of net unrealized loss on available-for-sale securities transferred to held-to-maturity	$396	$299
Stock issued to ESOP	$898	$637
Stock issued in payment of director fees	$204	$188
Subscription in low-income housing tax credit investment	$3,000	$—
Repurchase of stock not yet settled	$205	$—

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

	Three months ended		Nine months ended
(in thousands, except per share data)	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Weighted average basic shares outstanding	6,950	6,123	6,936	6,109
Potentially dilutive common shares related to:
Stock options	88	53	79	55
Unvested restricted stock awards	17	15	16	15
Weighted average diluted shares outstanding	7,055	6,191	7,031	6,179
Net income	$8,680	$5,132	$22,960	$14,866
Basic EPS	$1.25	$0.84	$3.31	$2.43
Diluted EPS	$1.23	$0.83	$3.27	$2.41
Weighted average anti-dilutive shares not included in the calculation of diluted EPS	—	23	1	19

Page-7

On October 22, 2018, the Bancorp announced a 2:1 stock split, payable on November 27, 2018, to shareholders of record at the close of business on November 9, 2018. Pro forma per share amounts are shown below to reflect the stock split, effective November 27, 2018.

	Three months ended		Nine months ended
(in thousands, except per share data)	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Basic EPS	$0.62	$0.42	$1.66	$1.22
Diluted EPS	$0.62	$0.41	$1.63	$1.20

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

Page-8

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

Page-9

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

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. This amendment changes both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. It is intended to more closely align hedge accounting with companies' risk management strategies, simplify the application of hedge accounting and increase transparency as to the scope and results of hedging programs. The ASU is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. We early adopted the amendments of this ASU in the second quarter of 2018, and elected to perform hedge effectiveness assessments using a qualitative approach instead of quantitative regression analysis going forward. The adoption of this ASU had an immaterial impact to our financial results. The amendments also require additional disclosures, which are included in Note 9, Derivative Financial Instruments and Hedging Activities.

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

Accounting Standards Not Yet Effective

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The amendments in this ASU intend to increase transparency and comparability among organizations by recognizing an asset, which represents the right to use the asset for the lease term, and a lease liability, which is a lessee's obligation to make lease payments measured on a discounted basis. This ASU generally applies to leasing arrangements exceeding a twelve-month term. ASU 2016-02 is effective for annual periods, including interim periods within those annual periods beginning after December 15, 2018 and requires a modified retrospective method of adoption. In July 2018, the FASB issued two amendments to ASU 2016-02: ASU No. 2018-10, Codification Improvements to Topic 842, Leases, which provides various corrections and clarifications to ASU 2016-02; and ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, which provides a new optional transition method and provides a lessor with practical expedients for separating lease and non-lease components of a lease. Early application of the amendments is permitted. We intend to adopt this ASU during the first quarter of 2019, as required. We completed an inventory of our lease agreements and selected a lease accounting software solution. We are in the process of abstracting and inputting lease-related data, developing policies and procedures, and designing related internal controls. As of September 30, 2018, our undiscounted operating lease obligations that were off-balance sheet totaled $15.4 million (See Note 8, Commitments and Contingencies). Upon adoption of this ASU, the present values of leases currently classified as operating leases will be recognized as lease assets and liabilities on our consolidated balance sheets. Additional disclosures of key information about our leasing arrangements will also be required. We do not expect that the ASU will have a material impact on our retained earnings, capital ratios, results of operations or return on average assets when adopted.

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

Page-10

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

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. The amendments in this ASU remove, modify and add disclosure requirements for the fair value reporting of assets and liabilities. The modifications and additions relate to Level 3 fair value measurements at the end of the reporting period. ASU 2018-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. Entities making this election are permitted to early adopt the eliminated or modified disclosure requirements and delay the adoption of all the new disclosure requirements until the ASU's effective date. We do not expect that the ASU will have a material impact on our financial condition or results of operations.

In August 2018, the FASB issued ASU No. 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. This standard aligns the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software, regardless of whether they convey a license to the hosted software. The accounting for the service element of a hosting arrangement that is a service contract is not affected by this ASU. The amendments are effective for public business entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. We do not expect that the ASU will have a material impact on our financial condition or results of operations.

In October 2018, the FASB issued ASU No. 2018-16, Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes. This update adds an alternative fifth permissible U.S. benchmark rate to be used for hedge accounting purposes. As we have already adopted the amendments in ASU 2017-12, which changed both the designation and measurement guidance for qualifying hedging relationships, the amendments in ASU 2018-16 are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted in any interim period upon issuance of this ASU if an entity already has adopted ASU 2017-12. We expect this amendment to affect the presentation of our hedging activities, but we do not expect it to have a material impact on our financial condition or results of operations.
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

Page-11

Transfers between levels of the fair value hierarchy are recognized through our monthly and/or quarterly valuation process in the reporting period during which the event or circumstances that caused the transfer occurred. No such transfers occurred during the first nine months of 2018 or 2017.

The following table summarizes our assets and liabilities that were required to be recorded at fair value on a recurring basis.

(in thousands) Description of Financial Instruments	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Measurement Categories: Changes in Fair Value Recorded In1
September 30, 2018
Securities available-for-sale:
Mortgage-backed securities and collateralized mortgage obligations issued by U.S. government agencies	$246,220	$—	$246,220	$—	OCI
SBA-backed securities	40,181	—	40,181	—	OCI
Debentures of government sponsored agencies	42,914	—	42,914	—	OCI
Privately-issued collateralized mortgage obligations	370	—	370	—	OCI
Obligations of state and political subdivisions	73,373	—	73,373	—	OCI
Corporate bonds	2,513	—	2,513	—	OCI
Derivative financial assets (interest rate contracts)	436	—	436	—	NI
Derivative financial liabilities (interest rate contracts)	163	—	163	—	NI
December 31, 2017
Securities available-for-sale:
Mortgage-backed securities and collateralized mortgage obligations issued by U.S. government agencies	$188,061	$—	$188,061	$—	OCI
SBA-backed securities	25,982	—	25,817	165	OCI
Debentures of government sponsored agencies	12,938	—	12,938	—	OCI
Privately-issued collateralized mortgage obligations	1,431	—	1,431	—	OCI
Obligations of state and political subdivisions	97,491	—	97,491	—	OCI
Corporate bonds	6,564	—	6,564	—	OCI
Derivative financial assets (interest rate contracts)	74	—	74	—	NI
Derivative financial liabilities (interest rate contracts)	740	—	740	—	NI
 1 Other comprehensive income ("OCI") or net income ("NI").

Securities available-for-sale are recorded at fair value on a recurring basis. When available, quoted market prices (Level 1) are used to determine the fair value of securities available-for-sale. If quoted market prices are not available, we obtain pricing information from reputable third-party service providers, who may utilize valuation techniques that use current market-based or independently sourced parameters, such as bid/ask prices, dealer-quoted prices, interest rates, benchmark yield curves, prepayment speeds, probability of default, loss severity and credit spreads (Level 2).   Level 2 securities include obligations of state and political subdivisions, U.S. agencies or government-sponsored agencies' debt securities, mortgage-backed securities, government agency-issued, privately-issued collateralized mortgage obligations, and corporate bonds. As of September 30, 2018 and December 31, 2017, there were no Level 1 securities. As of December 31, 2017, we had one Level 3 available-for-sale U.S. government agency obligation, which was paid off during the second quarter of 2018.

Securities held-to-maturity may be written down to fair value (determined using the same techniques discussed above for securities available-for-sale) as a result of other-than-temporary impairment, and we did not record any write-downs during the nine months ended September 30, 2018 or September 30, 2017.

On a recurring basis, derivative financial instruments are recorded at fair value, which is based on the income approach using observable Level 2 market inputs, reflecting market expectations of future interest rates as of the measurement date.  Standard valuation techniques are used to calculate the present value of the future expected cash flows assuming

Page-12

an orderly transaction.  Valuation adjustments may be made to reflect both our own credit risk and the counterparties’ credit risk in determining the fair value of the derivatives. Level 2 inputs for the valuations are limited to observable market prices for London Interbank Offered Rate ("LIBOR") and Overnight Index Swap ("OIS") rates (for the very short term), quoted prices for LIBOR futures contracts, observable market prices for LIBOR and OIS swap rates, and one-month and three-month LIBOR basis spreads at commonly quoted intervals.  Mid-market pricing of the inputs is used as a practical expedient in the fair value measurements.  We project spot rates at reset days specified by each swap contract to determine future cash flows, then discount to present value using either LIBOR or OIS curves depending on whether the swap positions are fully collateralized as of the measurement date.  When the value of any collateral placed with counterparties is less than the interest rate derivative liability, a credit valuation adjustment ("CVA") is applied to reflect the credit risk we pose to counterparties.  We have used the spread between the Standard & Poor's BBB rated U.S. Bank Composite rate and LIBOR for the closest maturity term corresponding to the duration of the swaps to derive the CVA. A similar credit risk adjustment, correlated to the credit standing of the counterparty, is made when collateral posted by the counterparty does not fully cover their liability to us. For further discussion on our methodology in valuing our derivative financial instruments, refer to Note 9, Derivative Financial Instruments and Hedging Activities.

Certain financial assets may be measured at fair value on a non-recurring basis. These assets are subject to fair value adjustments that result from the application of the lower of cost or fair value accounting or write-downs of individual assets, such as impaired loans that are collateral dependent and other real estate owned ("OREO"). As of September 30, 2018 and December 31, 2017, we did not carry any assets measured at fair value on a non-recurring basis.

Disclosures about Fair Value of Financial Instruments

The following table summarizes fair value estimates for financial instruments as of September 30, 2018 and December 31, 2017, excluding financial instruments recorded at fair value on a recurring basis (summarized in the first table in this note). The carrying amounts in the following table are recorded in the consolidated statements of condition under the indicated captions. Further, we have not disclosed the fair value of financial instruments specifically excluded from disclosure requirements such as bank-owned life insurance policies ("BOLI") and non-maturity deposit liabilities. Additionally, we hold shares of FHLB stock and Visa Inc. Class B common stock at cost. These shares are restricted from resale, except among member banks, and their values are discussed in Note 4, Investment Securities.

	September 30, 2018			December 31, 2017
(in thousands)	Carrying Amounts	Fair Value	Fair Value Hierarchy	Carrying Amounts	Fair Value	Fair Value Hierarchy
Financial assets (recorded at amortized cost)
Cash and cash equivalents	$142,718	$142,718	Level 1	$203,545	$203,545	Level 1
Investment securities held-to-maturity	164,222	158,106	Level 2	151,032	151,032	Level 2
Loans, net	1,713,054	1,683,109	Level 3	1,663,246	1,650,198	Level 3
Interest receivable	7,366	7,366	Level 2	7,501	7,501	Level 2
Financial liabilities (recorded at amortized cost)
Time deposits	126,140	124,796	Level 2	160,116	159,540	Level 2
Subordinated debentures	5,831	7,505	Level 3	5,739	5,118	Level 3
Interest payable	155	155	Level 2	191	191	Level 2

Commitments - The value of unrecognized financial instruments is estimated based on the fee income associated with the commitments which, in the absence of credit exposure, is considered to approximate their settlement value. The fair value of commitment fees was not material at September 30, 2018 or December 31, 2017.

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

Page-13

as FNMA, Federal Farm Credit Bureau, FHLB and FHLMC, and privately issued CMOs, as reflected in the following table.

	September 30, 2018				December 31, 2017
	Amortized	Fair	Gross Unrealized		Amortized	Fair	Gross Unrealized
(in thousands)	Cost	Value	Gains	(Losses)	Cost	Value	Gains	(Losses)
Held-to-maturity:
Securities of U.S. government agencies:
MBS pass-through securities issued by FHLMC and FNMA	$91,237	$86,962	$—	$(4,275)	$100,376	$100,096	$234	$(514)
SBA-backed securities	8,723	8,489	—	(234)	—	—	—	—
CMOs issued by FNMA	11,646	11,254	—	(392)	—	—	—	—
CMOs issued by FHLMC	34,169	32,868	—	(1,301)	31,010	30,938	2	(74)
CMOs issued by GNMA	3,734	3,694	—	(40)	—	—	—	—
Obligations of state and political subdivisions	14,713	14,839	160	(34)	19,646	19,998	383	(31)
Total held-to-maturity	164,222	158,106	160	(6,276)	151,032	151,032	619	(619)
Available-for-sale:
Securities of U.S. government agencies:
MBS pass-through securities issued by FHLMC and FNMA	93,096	90,484	20	(2,632)	65,559	65,262	126	(423)
SBA-backed securities	41,074	40,181	—	(893)	25,979	25,982	58	(55)
CMOs issued by FNMA	19,914	19,356	4	(562)	35,340	35,125	33	(248)
CMOs issued by FHLMC	128,848	124,930	1	(3,919)	70,514	69,889	3	(628)
CMOs issued by GNMA	11,938	11,450	—	(488)	17,953	17,785	26	(194)
Debentures of government- sponsored agencies	43,470	42,914	—	(556)	12,940	12,938	3	(5)
Privately issued CMOs	367	370	3	—	1,432	1,431	1	(2)
Obligations of state and political subdivisions	75,519	73,373	41	(2,187)	98,027	97,491	298	(834)
Corporate bonds	2,506	2,513	19	(12)	6,541	6,564	26	(3)
Total available-for-sale	416,732	405,571	88	(11,249)	334,285	332,467	574	(2,392)
Total investment securities	$580,954	$563,677	$248	$(17,525)	$485,317	$483,499	$1,193	$(3,011)

The amortized cost and fair value of investment debt securities by contractual maturity at September 30, 2018 and December 31, 2017 are shown in the following table. Expected maturities may differ from contractual maturities if the issuers of the securities have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2018				December 31, 2017
	Held-to-Maturity		Available-for-Sale		Held-to-Maturity		Available-for-Sale
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$2,677	$2,697	$10,111	$10,031	$2,151	$2,172	$10,268	$10,272
After one but within five years	12,476	12,438	69,230	67,972	15,577	15,791	71,576	71,237
After five years through ten years	60,422	58,041	239,939	232,532	54,641	54,554	129,723	128,954
After ten years	88,647	84,930	97,452	95,036	78,663	78,515	122,718	122,004
Total	$164,222	$158,106	$416,732	$405,571	$151,032	$151,032	$334,285	$332,467

Sales of investment securities and gross gains and losses are shown in the following table.

	Three months ended		Nine months ended
(in thousands)	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Available-for-sale:
Sales proceeds	$11,966	$—	$16,972	$1,321
Gross realized gains	—	—	27	13
Gross realized losses	(90)	—	(106)	(3)

Page-14

Pledged investment securities are shown in the following table.

(in thousands)	September 30, 2018	December 31, 2017
Pledged to the State of California:
Secure public deposits in compliance with the Local Agency Security Program	$97,978	$107,829
Collateral for trust deposits	740	761
Total investment securities pledged to the State of California	$98,718	$108,590
Collateral for Wealth Management and Trust Services checking account	$2,005	$2,026

As part of our ongoing review of our investment securities portfolio, we reassessed the classification of certain securities issued by government sponsored agencies. During 2018 and 2017, we transferred $27.4 million and $129.0 million, respectively, of these securities from available-for-sale to held-to-maturity at fair value. We intend and have the ability to hold these securities to maturity. The net unrealized pre-tax loss of $278 thousand and $3.0 million, at the respective transfer dates, remained in accumulated other comprehensive income and are amortized over the remaining lives of the securities. Amortization of the net unrealized pre-tax losses totaled $396 thousand and $299 thousand for the nine months ended September 30, 2018 and 2017, respectively.

Other-Than-Temporarily Impaired ("OTTI") Debt Securities

There were 253 and 198 investment securities in unrealized loss positions at September 30, 2018 and December 31, 2017, respectively. Those securities are summarized and classified according to the duration of the loss period in the following tables:

September 30, 2018	< 12 continuous months		≥ 12 continuous months		Total securities in a loss position
(in thousands)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
Held-to-maturity:
MBS pass-through securities issued by FHLMC and FNMA	$6,602	$(225)	$80,360	$(4,050)	$86,962	$(4,275)
SBA-backed securities	8,489	(234)	—	—	$8,489	$(234)
CMOs issued by FNMA	11,254	(392)	—	—	11,254	(392)
CMOs issued by FHLMC	11,430	(400)	21,438	(901)	32,868	(1,301)
CMOs issued by GNMA	—	—	3,694	(40)	3,694	(40)
Obligations of state and political subdivisions	3,792	(34)	—	—	3,792	(34)
Total held-to-maturity	41,567	(1,285)	105,492	(4,991)	147,059	(6,276)
Available-for-sale:
MBS pass-through securities issued by FHLMC and FNMA	52,821	(1,804)	20,406	(828)	73,227	(2,632)
SBA-backed securities	23,162	(893)	—	—	23,162	(893)
CMOs issued by FNMA	13,230	(383)	5,905	(179)	19,135	(562)
CMOs issued by FHLMC	87,017	(2,930)	29,702	(989)	116,719	(3,919)
CMOs issued by GNMA	10,728	(485)	485	(3)	11,213	(488)
Debentures of government- sponsored agencies	37,831	(556)	—	—	37,831	(556)
Obligations of state and political subdivisions	44,714	(785)	21,543	(1,402)	66,257	(2,187)
Corporate bonds	1,010	(12)	—	—	1,010	(12)
Total available-for-sale	270,513	(7,848)	78,041	(3,401)	348,554	(11,249)
Total temporarily impaired securities	$312,080	$(9,133)	$183,533	$(8,392)	$495,613	$(17,525)

Page-15

December 31, 2017	< 12 continuous months		≥ 12 continuous months		Total securities in a loss position
(in thousands)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
Held-to-maturity:
Obligations of state and political subdivisions	$3,648	$(31)	$—	$—	$3,648	$(31)
MBS pass-through securities issued by FHLMC and FNMA	16,337	(143)	46,845	(371)	63,182	(514)
CMOs issued by FHLMC	11,066	(31)	13,824	(43)	24,890	(74)
Total held-to-maturity	31,051	(205)	60,669	(414)	91,720	(619)
Available-for-sale:
MBS pass-through securities issued by FHLMC and FNMA	32,189	(121)	15,325	(302)	47,514	(423)
SBA-backed securities	11,028	(53)	165	(2)	11,193	(55)
CMOs issued by FNMA	26,401	(171)	5,440	(77)	31,841	(248)
CMOs issued by FHLMC	69,276	(628)	—	—	69,276	(628)
CMOs issued by GNMA	14,230	(194)	—	—	14,230	(194)
Debentures of government- sponsored agencies	2,984	(5)	—	—	2,984	(5)
Privately issued CMO's	1,310	(2)	—	—	1,310	(2)
Obligations of state and political subdivisions	52,197	(288)	19,548	(546)	71,745	(834)
Corporate bonds	3,060	(3)	—	—	3,060	(3)
Total available-for-sale	212,675	(1,465)	40,478	(927)	253,153	(2,392)
Total temporarily impaired securities	$243,726	$(1,670)	$101,147	$(1,341)	$344,873	$(3,011)

As of September 30, 2018, the investment portfolio included 83 investment securities that had been in a continuous unrealized loss position for twelve months or more and 170 investment securities that had been in a loss position for less than twelve months.

Securities issued by government-sponsored agencies, such as FNMA and FHLMC, have implicit credit support by the U.S. federal government. Securities issued by the SBA and GNMA have explicit credit guarantees by the U.S. federal government, which protects us from credit losses on the contractual cash flows of the securities.
Other temporarily impaired securities, including obligations of state and political subdivisions and corporate bonds, were deemed credit worthy after our internal analyses of the issuers’ latest financial information, credit ratings by major credit rating agencies, and/or credit enhancements.
Based on our comprehensive analyses, we determined that the decline in the fair values of these securities was primarily driven by factors other than credit, such as changes in market interest rates and liquidity spreads subsequent to purchase. At September 30, 2018, Management determined that it did not intend to sell investment securities with unrealized losses, and it is more likely than not that we are not required to sell any of the securities with unrealized losses before recovery of their amortized cost. Therefore, we do not consider these investment securities to be other-than-temporarily impaired at September 30, 2018.
Non-Marketable Securities

As a member of the FHLB, we are required to maintain a minimum investment in FHLB capital stock determined by the Board of Directors of the FHLB. The minimum investment requirements can increase in the event we increase our total asset size or borrowings with the FHLB. Shares cannot be purchased or sold except between the FHLB and its members at the $100 per share par value. We held $11.1 million of FHLB stock recorded at cost in other assets in the consolidated statements of condition at both September 30, 2018 and December 31, 2017. The carrying amounts of these investments are reasonable estimates of fair value because the securities are restricted to member banks and they do not have a readily determinable market value. Management does not believe that the FHLB stock is other-than-temporarily-impaired, due to FHLB's current financial condition. On October 25, 2018, FHLB announced a cash dividend to be distributed in mid-November 2018 at an annualized dividend rate of 7.00%. Cash dividends paid on FHLB capital stock are recorded as non-interest income.

Page-16

As a member bank of Visa U.S.A., we hold 16,939 shares of Visa Inc. Class B common stock with a carrying value of zero, which is equal to our cost basis. These shares are restricted from resale to non-member banks of Visa U.S.A. until their conversion into Class A (voting) shares upon the termination of Visa Inc.'s Covered Litigation escrow account. Because of the restriction and the uncertainty on the conversation rate to Class A shares, these shares lack readily determinable fair value and are not classified as available-for-sale securities nor are they carried at fair value. When converting this Class B common stock to Class A common stock based on the conversion rate of 1.6298 as of September 30, 2018 and 1.6483 as of December 31, 2017, and the closing stock price of Class A shares at those respective dates, the converted value of our shares of Class B common stock would have been $4.1 million and $3.2 million at September 30, 2018 and December 31, 2017, respectively. The conversion rate is subject to further adjustment upon the final settlement of the covered litigation against Visa Inc. and its member banks. As such, the fair value of these Class B shares can differ significantly from their converted values. For further information, refer to Note 8, Commitments and Contingencies.

On October 25, 2018, we entered into an agreement to sell 6,500 shares of our holdings of Visa Class B common stock to a member bank of Visa U.S.A. to be settled in the fourth quarter of 2018, and the estimated net pre-tax gain from the sale is $955 thousand.

We invest in low-income housing tax credit funds as a limited partner, which totaled $4.8 million and $2.1 million recorded in other assets as of September 30, 2018 and December 31, 2017, respectively. We recognized $173 thousand and $454 thousand of low-income housing tax credits and other tax benefits, net of $144 thousand and $381 thousand of amortization expense of low-income housing tax credit investment, as a component of income tax expense in the three and nine months ended September 30, 2018, respectively. As of September 30, 2018, our unfunded commitments for these low-income housing tax credit funds totaled $3.2 million. We did not recognize any impairment losses on these low-income housing tax credit investments during the three and nine months ended September 30, 2018 or 2017, as the value of the future tax benefits exceeds the carrying value of the investments.

Note 5:  Loans and Allowance for Loan Losses

Credit Quality of Loans

The following table shows outstanding loans by class and payment aging as of September 30, 2018 and December 31, 2017.

Loan Aging Analysis by Loan Class
(in thousands)	Commercial and industrial	Commercial real estate, owner-occupied	Commercial real estate, investor	Construction	Home equity	Other residential [1]	Installment and other consumer	Total
September 30, 2018
30-59 days past due	$—	$—	$—	$—	$121	$—	$113	$234
60-89 days past due	20	—	—	—	—	—	47	67
90 days or more past due	—	—	—	—	—	—	—	—
Total past due	20	—	—	—	121	—	160	301
Current	238,751	316,467	841,493	68,739	121,122	113,383	28,615	1,728,570
Total loans [3]	$238,771	$316,467	$841,493	$68,739	$121,243	$113,383	$28,775	$1,728,871
Non-accrual loans [2]	$—	$—	$—	$—	$318	$—	$68	$386
December 31, 2017
30-59 days past due	$—	$—	$—	$—	$99	$255	$330	$684
60-89 days past due	1,340	—	—	—	—	—	—	1,340
90 days or more past due	—	—	—	—	307	—	—	307
Total past due	1,340	—	—	—	406	255	330	2,331
Current	234,495	300,963	822,984	63,828	132,061	95,271	27,080	1,676,682
Total loans [3]	$235,835	$300,963	$822,984	$63,828	$132,467	$95,526	$27,410	$1,679,013
Non-accrual loans [2]	$—	$—	$—	$—	$406	$—	$—	$406
1 Our residential loan portfolio does not include sub-prime loans, nor is it our practice to underwrite loans commonly referred to as "Alt-A mortgages", the characteristics of which are loans lacking full documentation, borrowers having low FICO scores or higher loan-to-value ratios.
2 Includes no purchased credit impaired ("PCI") loans at September 30, 2018. Three PCI loans with unpaid balances totaling $131 thousand and no carrying values were not accreting interest at December 31, 2017. Amounts exclude accreting PCI loans totaling $2.1 million at both September 30, 2018 and December 31, 2017 as we have a reasonable expectation about future cash flows to be collected and we continue to recognize accretable yield on these loans in interest income. There were no accruing loans past due more than ninety days at September 30, 2018 or December 31, 2017.

Page-17

3 Amounts include net deferred loan origination costs of $704 thousand and $818 thousand at September 30, 2018 and December 31, 2017, respectively. Amounts are also net of unaccreted purchase discounts on non-PCI loans of $922 thousand and $1.2 million at September 30, 2018 and December 31, 2017, respectively.

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

The following table represents an analysis of the carrying amount in loans, net of deferred fees and costs and purchase premiums or discounts, by internally assigned risk grades, including PCI loans, at September 30, 2018 and December 31, 2017.

Credit Risk Profile by Internally Assigned Risk Grade
(in thousands)	Commercial and industrial	Commercial real estate, owner-occupied	Commercial real estate, investor	Construction	Home equity	Other residential	Installment and other consumer	Purchased credit-impaired	Total
September 30, 2018
Pass	$223,259	$302,082	$838,493	$66,049	$119,383	$113,383	$28,611	$2,129	$1,693,389
Special Mention	14,574	5,192	2,194	—	1,121	—	—	—	23,081
Substandard	899	7,995	—	2,690	653	—	164	—	12,401
Total loans	$238,732	$315,269	$840,687	$68,739	$121,157	$113,383	$28,775	$2,129	$1,728,871
December 31, 2017
Pass	$214,636	$281,104	$818,570	$60,859	$130,558	$95,526	$27,287	$1,325	$1,629,865
Special Mention	9,318	9,284	1,850	—	—	—	—	790	21,242
Substandard	11,816	9,409	1,774	2,969	1,815	—	123	—	27,906
Total loans	$235,770	$299,797	$822,194	$63,828	$132,373	$95,526	$27,410	$2,115	$1,679,013

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

The same Management level that approved the upgrading of the loan classification must approve the removal of TDR status. During the nine months ended September 30, 2018, one TIC loan and one home equity loan with recorded investments totaling $247 thousand were removed from TDR designation after meeting all of the conditions noted above. There were no loans removed from TDR designation during 2017.

Page-19

The following table summarizes the carrying amount of TDR loans by loan class as of September 30, 2018 and December 31, 2017.

(in thousands)
Recorded investment in Troubled Debt Restructurings [1]	September 30, 2018	December 31, 2017
Commercial and industrial	$1,763	$2,165
Commercial real estate, owner-occupied	6,997	6,999
Commercial real estate, investor	1,831	2,171
Construction	2,690	2,969
Home equity	251	347
Other residential	986	1,148
Installment and other consumer	695	721
Total	$15,213	$16,520
1 There were two TDR loans with recorded investments totaling $68 thousand on non-accrual status at September 30, 2018 and no TDR loans on non-accrual status at December 31, 2017. Includes no acquired loans on TDR status as of September 30, 2018 and December 31, 2017.

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

(dollars in thousands)	Number of Contracts Modified	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment at Period End
TDRs during the three months ended September 30, 2018:
None	—	$—	$—	$—
TDRs during the three months ended September 30, 2017:
None	—	$—	$—	$—

TDRs during the nine months ended September 30, 2018:
Commercial and industrial	2	$254	$245	$235
TDRs during the nine months ended September 30, 2017:
Installment and consumer	1	$50	$50	$49
The two loans that were modified during the nine months ended September 30, 2018 were to the same borrower and included loan extensions and other changes in loan terms. The modification during the nine months ended September 30, 2017 primarily involved an interest rate concession and other changes to loan terms. During the first nine months of 2018 and 2017, there were no defaults on loans that had been modified in a TDR within the prior twelve-month period. We report defaulted TDRs based on a payment default definition of more than ninety days past due.

Page-20

Impaired Loans

The following tables summarize information by class on impaired loans and their related allowances. Total impaired loans include non-accrual loans, accruing TDR loans and accreting PCI loans that have experienced post-acquisition declines in cash flows expected to be collected.

(in thousands)	Commercial and industrial	Commercial real estate, owner-occupied	Commercial real estate, investor	Construction	Home equity	Other residential	Installment and other consumer	Total
September 30, 2018
Recorded investment in impaired loans:
With no specific allowance recorded	$304	$—	$—	$2,690	$318	$986	$113	$4,411
With a specific allowance recorded	1,459	6,997	1,831	—	251	—	582	11,120
Total recorded investment in impaired loans	$1,763	$6,997	$1,831	$2,690	$569	$986	$695	$15,531
Unpaid principal balance of impaired loans	$1,751	$6,993	$1,824	$2,688	$567	$985	$694	$15,502
Specific allowance	173	228	44	—	5	—	77	527
Average recorded investment in impaired loans during the quarter ended September 30, 2018	1,840	7,000	1,837	2,690	651	987	700	15,705
Interest income recognized on impaired loans during the quarter ended September 30, 2018[1]	31	67	20	39	5	13	7	182
Average recorded investment in impaired loans during the nine months ended September 30, 2018	2,019	7,002	1,925	2,831	698	1,029	708	16,212
Interest income recognized on impaired loans during the nine months ended September 30, 2018 [1]	214	199	63	114	15	38	22	665
Average recorded investment in impaired loans during the quarter ended September 30, 2017	2,063	7,000	3,236	3,104	607	1,164	802	17,976
Interest income recognized on impaired loans during the quarter ended September 30, 2017[1]	27	67	22	39	5	14	9	183
Average recorded investment in impaired loans during the nine months ended September 30, 2017	2,100	6,998	3,010	3,174	660	1,367	871	18,180
Interest income recognized on impaired loans during the nine months ended September 30, 2017 [1]	74	199	65	110	19	48	29	544
1 Interest income recognized on a cash basis totaling $6 thousand and $134 thousand during the three and nine months ended September 30, 2018 was primarily related to the pay-off of three non-accrual commercial PCI loans. No interest income on impaired loans was recognized on a cash basis during the three and nine months ended September 30, 2017.

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

Management monitors delinquent loans continuously and identifies problem loans, generally loans graded Substandard or worse, loans on non-accrual status and loans modified in a TDR, to be evaluated individually for impairment. Generally, the recorded investment in impaired loans is net of any charge-offs from estimated losses related to specifically identified impaired loans when they are deemed uncollectible. There were no charged-off amounts on impaired loans at September 30, 2018 or December 31, 2017. In addition, the recorded investment in impaired loans is net of purchase discounts or premiums on acquired loans and deferred fees and costs. At September 30, 2018 and December 31, 2017, unused commitments to extend credit on impaired loans, including performing loans to borrowers whose terms have been modified in TDRs, totaled $950 thousand and $935 thousand, respectively.

Page-21

The following tables disclose activity in the allowance for loan losses ("ALLL") and the recorded investment in loans by class, as well as the related ALLL disaggregated by impairment evaluation method.

Allowance for Loan Losses Rollforward for the Period
(in thousands)	Commercial and industrial	Commercial real estate, owner-occupied	Commercial real estate, investor	Construction	Home equity	Other residential	Installment and other consumer	Unallocated	Total
Three months ended September 30, 2018
Beginning balance	$2,597	$2,339	$7,390	$508	$952	$746	$325	$956	$15,813
Provision (reversal)	(245)	83	46	157	(39)	35	5	(42)	—
Charge-offs	—	—	—	—	—	—	—	—	—
Recoveries	4	—	—	—	—	—	—	—	4
Ending balance	$2,356	$2,422	$7,436	$665	$913	$781	$330	$914	$15,817
Three months ended September 30, 2017
Beginning balance	$3,932	$2,082	$6,065	$411	$981	$509	$340	$912	$15,232
Provision (reversal)	612	(56)	33	217	21	33	(5)	(855)	—
Charge-offs	(5)	—	—	—	—	—	(1)	—	(6)
Recoveries	21	—	—	—	—	—	1	—	22
Ending balance	$4,560	$2,026	$6,098	$628	$1,002	$542	$335	$57	$15,248

Allowance for Loan Losses Rollforward for the Period
(in thousands)	Commercial and industrial	Commercial real estate, owner-occupied	Commercial real estate, investor	Construction	Home equity	Other residential	Installment and other consumer	Unallocated	Total
Nine months ended September 30, 2018
Allowance for loan losses:
Beginning balance	$3,654	$2,294	$6,475	$681	$1,031	$536	$378	$718	$15,767
Provision (reversal)	(1,308)	128	961	(16)	(118)	245	(88)	196	—
Charge-offs	(3)	—	—	—	—	—	(2)	—	(5)
Recoveries	13	—	—	—	—	—	42	—	55
Ending balance	$2,356	$2,422	$7,436	$665	$913	$781	$330	$914	$15,817
Nine months ended September 30, 2017
Allowance for loan losses:
Beginning balance	$3,248	$1,753	$6,320	$781	$973	$454	$372	$1,541	$15,442
Provision (reversal)	1,509	273	(222)	(153)	29	88	(40)	(1,484)	—
Charge-offs	(289)	—	—	—	—	—	(3)	—	(292)
Recoveries	92	—	—	—	—	—	6	—	98
Ending balance	$4,560	$2,026	$6,098	$628	$1,002	$542	$335	$57	$15,248

Page-22

Allowance for Loan Losses and Recorded Investment in Loans
(dollars in thousands)	Commercial and industrial	Commercial real estate, owner-occupied	Commercial real estate, investor	Construction	Home equity	Other residential	Installment and other consumer	Unallocated	Total
September 30, 2018
Ending ALLL related to loans collectively evaluated for impairment	$2,183	$2,194	$7,392	$665	$908	$781	$253	$914	$15,290
Ending ALLL related to loans individually evaluated for impairment	173	228	44	—	5	—	77	—	527
Ending ALLL related to PCI loans	—	—	—	—	—	—	—	—	—
Ending balance	$2,356	$2,422	$7,436	$665	$913	$781	$330	$914	$15,817
Recorded Investment:
Collectively evaluated for impairment	$236,969	$308,272	$838,856	$66,049	$120,588	$112,397	$28,080	$—	$1,711,211
Individually evaluated for impairment	1,763	6,997	1,831	2,690	569	986	695	—	15,531
PCI loans	39	1,198	806	—	86	—	—	—	2,129
Total	$238,771	$316,467	$841,493	$68,739	$121,243	$113,383	$28,775	$—	$1,728,871
Ratio of allowance for loan losses to total loans	0.99%	0.77%	0.88%	0.97%	0.75%	0.69%	1.15%	NM	0.91%
Allowance for loan losses to non-accrual loans	NM	NM	NM	NM	287%	NM	485%	NM	4,098%
NM - Not Meaningful

Allowance for Loan Losses and Recorded Investment in Loans
(dollars in thousands)	Commercial and industrial	Commercial real estate, owner-occupied	Commercial real estate, investor	Construction	Home equity	Other residential	Installment and other consumer	Unallocated	Total
December 31, 2017
Ending ALLL related to loans collectively evaluated for impairment	$3,604	$2,106	$6,316	$674	$1,025	$535	$276	$718	$15,254
Ending ALLL related to loans individually evaluated for impairment	50	188	159	7	6	1	102	—	513
Ending ALLL related to purchased credit-impaired loans	—	—	—	—	—	—	—	—	—
Ending balance	$3,654	$2,294	$6,475	$681	$1,031	$536	$378	$718	$15,767
Recorded Investment:
Collectively evaluated for impairment	$233,605	$292,798	$820,023	$60,859	$131,620	$94,378	$26,689	$—	$1,659,972
Individually evaluated for impairment	2,165	6,999	2,171	2,969	753	1,148	721	—	16,926
Purchased credit-impaired	65	1,166	790	—	94	—	—	—	2,115
Total	$235,835	$300,963	$822,984	$63,828	$132,467	$95,526	$27,410	$—	$1,679,013
Ratio of allowance for loan losses to total loans	1.55%	0.76%	0.79%	1.07%	0.78%	0.56%	1.38%	NM	0.94%
Allowance for loan losses to non-accrual loans	NM	NM	NM	NM	254%	NM	NM	NM	3,883%
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

Page-23

The following table reflects the unpaid principal balance and related carrying value of PCI loans.

PCI Loans	September 30, 2018		December 31, 2017
(in thousands)	Unpaid Principal Balance	Carrying Value	Unpaid Principal Balance	Carrying Value
Commercial and industrial	$106	$39	$276	$65
Commercial real estate, owner occupied	1,259	1,198	1,297	1,166
Commercial real estate, investor	1,041	806	1,064	790
Home equity	215	86	231	94
Total purchased credit-impaired loans	$2,621	$2,129	$2,868	$2,115

The activities in the accretable yield, or income expected to be earned over the remaining lives of the PCI loans were as follows:

Accretable Yield	Three months ended		Nine months ended
(in thousands)	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Balance at beginning of period	$1,059	$1,306	$1,254	$1,476
Accretion	(63)	(76)	(258)	(246)
Balance at end of period	$996	$1,230	$996	$1,230

Pledged Loans

Our FHLB line of credit is secured under terms of a blanket collateral agreement by a pledge of certain qualifying loans with unpaid principal balances of $1,031.5 million and $887.9 million at September 30, 2018 and December 31, 2017, respectively. In addition, we pledge a certain residential loan portfolio, which totaled $85.2 million and $67.6 million at September 30, 2018 and December 31, 2017, respectively, to secure our borrowing capacity with the Federal Reserve Bank ("FRB"). Also, see Note 6, Borrowings.

Related Party Loans

The Bank has, and expects to have in the future, banking transactions in the ordinary course of its business with directors, officers, principal shareholders and their businesses or associates. These transactions, including loans, are granted on substantially the same terms, including interest rates and collateral on loans, as those prevailing at the same time for comparable transactions with persons not related to us. Likewise, these transactions do not involve more than the normal risk of collectability or present other unfavorable features. Related party loans totaled $11.3 million at September 30, 2018 compared to $11.9 million at December 31, 2017. In addition, undisbursed commitments to related parties totaled $9.1 million at September 30, 2018 and December 31, 2017.

Note 6: Borrowings

Federal Funds Purchased – The Bank had unsecured lines of credit with correspondent banks for overnight borrowing totaling $92.0 million at September 30, 2018 and $100.4 million at December 31, 2017.  In general, interest rates on these lines approximate the federal funds target rate. We had no overnight borrowings under these credit facilities at September 30, 2018 or December 31, 2017.

Federal Home Loan Bank Borrowings – As of September 30, 2018 and December 31, 2017, the Bank had lines of credit with the FHLB totaling $616.2 million and $538.9 million, respectively, based on eligible collateral of certain loans. There were no FHLB overnight borrowings at September 30, 2018 or December 31, 2017.

Federal Reserve Line of Credit – The Bank has a line of credit with the FRBSF secured by certain residential loans.  At September 30, 2018 and December 31, 2017, the Bank had borrowing capacity under this line totaling $64.4 million and $52.1 million, respectively, and had no outstanding borrowings with the FRBSF.

As part of an acquisition, Bancorp assumed two subordinated debentures due to NorCal Community Bancorp Trusts I and II (the "Trusts"), established for the sole purpose of issuing trust preferred securities on September 22, 2003 and December 29, 2005, respectively. The subordinated debentures were recorded at fair values totaling $4.95 million at acquisition date with contractual values totaling $8.2 million. The difference between the contractual balance and the fair value at acquisition date is accreted into interest expense over the lives of the debentures. Accretion on the subordinated debentures totaled $92 thousand and $117 thousand in the nine months ended September 30, 2018

Page-24

and 2017, respectively. Bancorp has the option to defer payment of the interest on the subordinated debentures for a period of up to five years, as long as there is no default on the subordinated debentures. In the event of interest deferral, dividends to Bancorp common stockholders are prohibited. The trust preferred securities were sold and issued in private transactions pursuant to an exemption from registration under the Securities Act of 1933, as amended. Bancorp has guaranteed, on a subordinated basis, distributions and other payments due on trust preferred securities totaling $8.0 million issued by the Trusts, which have identical maturity, repricing, and payment terms as the subordinated debentures.

The following table summarizes the contractual terms of the subordinated debentures due to the Trusts as of September 30, 2018:

(in thousands)
Subordinated debentures due to NorCal Community Bancorp Trust I on October 7, 2033 with interest payable quarterly, based on 3-month LIBOR plus 3.05%, repricing quarterly (5.39% as of September 30, 2018), redeemable, in whole or in part, on any interest payment date	$4,124
Subordinated debentures due to NorCal Community Bancorp Trust II on March 15, 2036 with interest payable quarterly, based on 3-month LIBOR plus 1.40%, repricing quarterly (3.73% as of September 30, 2018), redeemable, in whole or in part, on any interest payment date	4,124
Total	$8,248

On October 5, 2018, Bancorp redeemed in full the subordinated debentures due to NorCal Community Bancorp Trust I resulting in $916 thousand in accelerated accretion, which will have a one-time impact on net interest income in the fourth quarter of 2018, but will not have a material impact on our capital ratios.

Note 7:  Stockholders' Equity

Dividend and Stock Split

On October 22, 2018, the Bancorp declared a $0.35 per share cash dividend, payable on November 8, 2018 to shareholders of record at the close of business on November 1, 2018. Additionally, Bancorp announced a 2:1 stock split, payable on November 27, 2018, to shareholders of record at the close of business on November 9, 2018. See Note 1, Basis of Presentation, for the pro forma effect of the stock split on reported earnings per share for the periods presented.

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

Under the 2017 Equity Plan, stock options may be net settled by a reduction in the number of shares otherwise deliverable upon exercise in satisfaction of the exercise payment and applicable tax withholding requirements. During the nine months ended September 30, 2018, option holders exchanged 20,981 shares totaling $1.5 million at a weighted-average price of $71.35 for cashless stock option exercises and tax withholdings upon vesting of performance-based stock awards. During the nine months ended September 30, 2017, option holders exchanged 11,938 shares totaling $782 thousand at a weighted-average price of $65.50 for cashless stock option exercises. Shares exchanged under net settlement arrangements are available for future grants under the 2017 Equity Plan.

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

During the nine months ended September 30, 2018, Bancorp purchased 17,943 shares for a total amount of $1.5 million.

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

Page-26

deemed necessary by us, is based on Management's credit evaluation of the borrower. Collateral types pledged may include accounts receivable, inventory, other personal property and real property.

The contractual amount of undrawn loan commitments and standby letters of credit not reflected in the consolidated statements of condition are as follows:

(in thousands)	September 30, 2018	December 31, 2017
Commercial lines of credit	$228,932	$224,370
Revolving home equity lines	189,353	177,678
Undisbursed construction loans	51,624	35,322
Personal and other lines of credit	10,783	11,758
Standby letters of credit	2,636	4,074
Total commitments and standby letters of credit	$483,328	$453,202

We record an allowance for losses on these off-balance sheet commitments based on an estimate of probabilities of the utilization of these commitments according to our historical experience on different types of commitments and expected loss. The allowance for losses on off-balance sheet commitments totaled $958 thousand as of September 30, 2018 and December 31, 2017, which is recorded in interest payable and other liabilities in the consolidated statements of condition.

Operating Leases

We rent certain premises under long-term, non-cancelable operating leases expiring at various dates through the year 2032. Most of the leases contain certain renewal options and escalation clauses. At September 30, 2018, the approximate minimum future commitments payable under non-cancelable contracts for leased premises are as follows:

(in thousands)	2018	2019	2020	2021	2022	Thereafter	Total
Operating leases	$1,106	$4,198	$3,758	$2,138	$1,330	$2,904	$15,434

Rent expense included in occupancy expense totaled $1.1 million and $997 thousand for the three months ended September 30, 2018 and 2017, respectively. Rent expense totaled $3.5 million and $3.0 million for the nine months ended September 30, 2018 and 2017, respectively.

Litigation Matters

We may be party to legal actions that arise from time to time during the normal course of business.  We believe, after consultation with legal counsel, that litigation contingent liability, if any, would not have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

The Bank is responsible for a proportionate share of certain litigation indemnifications provided to Visa U.S.A. ("Visa") by its member banks in connection with Visa's lawsuits related to anti-trust charges and interchange fees ("Covered Litigation"). Our proportionate share of the litigation indemnification liability does not change or transfer upon the sale of our Class B Visa shares to member banks. Visa established an escrow account to pay for settlements or judgments in the Covered Litigation. Under the terms of the U.S. retrospective responsibility plan, when Visa funds the litigation escrow account, it triggers a conversion rate reduction of the Class B common stock to shares of Class A common stock, effectively reducing the aggregate value of the Class B common stock held by Visa's member banks like us.

In 2012, Visa had reached a $4.0 billion interchange multidistrict litigation class settlement agreement with plaintiffs representing a class of U.S. retailers. On September 17, 2018, Visa signed an amended settlement agreement with the class action plaintiffs of the U.S. interchange multidistrict litigation that superseded the 2012 settlement agreement. Pursuant to the amended settlement agreement, Visa deposited an additional $600 million into the litigation escrow account, increasing the escrow account balance to $1.5 billion. The escrow balance, combined with funds previously deposited with the court, are expected to cover all settlement payment obligations. According to Visa's Form 10-Q filed on July 27, 2018, it had reached settlement agreements with individual merchants representing 51% of the Visa-branded payment card sales volume of merchants who opted out of the 2012 settlement agreement.

Page-27

The outcome of the Covered Litigation affects the conversion rate of Visa Class B common stock held by us to Visa Class A common stock, as discussed above and in Note 4, Investment Securities. The final conversion rate might change depending on the final settlement payments, and the full effect on member banks is still uncertain. Litigation is ongoing and until the court approval process is complete, there is no assurance that Visa will resolve the claims as contemplated by the settlement agreement and additional lawsuits may arise. However, until the escrow account is fully depleted and the conversion rate of Class B to Class A common stock is reduced to zero, no future cash settlement payments are required by the member banks, such as us, on the Covered Litigation. Therefore, we are not required to record any indemnification liabilities related to the Covered Litigation.

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

As of September 30, 2018, we had five interest rate swap agreements, which are scheduled to mature in June 2031, October 2031, July 2032, August 2037 and October 2037. All of our derivatives are designated hedging instruments and are accounted for as fair value hedges. The notional amounts of the interest rate contracts are equal to the notional amounts of the hedged loans. Our interest rate swap payments are settled monthly with counterparties. Accrued interest on the swaps totaled $4 thousand and $8 thousand as of September 30, 2018 and December 31, 2017, respectively.

The following table presents the notional amount and fair value of our derivatives designated as hedging instruments:

	Derivative Assets		Derivative Liabilities
(in thousands)	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017
Fair value hedges:
Interest rate contracts notional amount	$8,988	$4,019	$9,156	$14,810
Interest rate contracts fair value[1]	$436	$74	$163	$740
1 See Note 3, Fair Value of Assets and Liabilities, for valuation methodology.

The following table presents the carrying amount and associated cumulative basis adjustment related to the application of fair value hedge accounting that is included in the carrying amount of hedged assets as of September 30, 2018:

(in thousands)	Carrying Amounts of Hedged Assets	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Loans
Loans	$17,651	$(493)

Page-28

The following table presents the net gains (losses) recognized in interest income on loans on the consolidated statements of comprehensive income related to our derivatives designated as fair value hedges:

	Three months ended
(in thousands)	September 30, 2018	September 30, 2017
Increase in value of designated interest rate swaps	$222	$25
Payment on interest rate swaps	$(32)	$(76)
Decrease in value of hedged loans	$(231)	$(43)
Decrease in value of yield maintenance agreement	$(4)	$(4)
Net loss on fair value hedging relationships recognized in interest income	$(45)	$(98)
	Nine months ended
(in thousands)	September 30, 2018	September 30, 2017
Increase in value of designated interest rate swaps	$939	$7
Payment on interest rate swaps	$(127)	$(261)
(Decrease) increase in value of hedged loans	$(924)	$35
Decrease in value of yield maintenance agreement	$(11)	$(11)
Net loss on fair value hedging relationships recognized against interest income	$(123)	$(230)
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

The following table shows information on financial instruments that are eligible for offset in the consolidated statements of condition.

Offsetting of Financial Assets and Derivative Assets
		Gross Amounts	Net Amounts of	Gross Amounts Not Offset in
	Gross Amounts	Offset in the	Assets Presented	the Statements of Condition
	of Recognized	Statements of	in the Statements	Financial	Cash Collateral
(in thousands)	Assets[1]	Condition	of Condition[1]	Instruments	Received	Net Amount
September 30, 2018
Derivatives by Counterparty:
Counterparty A	$436	$—	$436	$(163)	$—	$273
December 31, 2017
Derivatives by Counterparty:
Counterparty A	$74	$—	$74	$(74)	$—	$—
1 Amounts exclude accrued interest totaling less than $1 thousand at both September 30, 2018 and December 31, 2017.

Offsetting of Financial Liabilities and Derivative Liabilities
		Gross Amounts	Net Amounts of	Gross Amounts Not Offset in
	Gross Amounts	Offset in the	Liabilities Presented	the Statements of Condition
	of Recognized	Statements of	in the Statements	Financial	Cash Collateral
(in thousands)	Liabilities[2]	Condition	of Condition[2]	Instruments	Pledged	Net Amount
September 30, 2018
Derivatives by Counterparty:
Counterparty A	$163	$—	$163	$(163)		$—
December 31, 2017
Derivatives by Counterparty:
Counterparty A	$740	$—	$740	$(74)	$(666)	$—
2 Amounts exclude accrued interest totaling $3 thousand and $8 thousand at September 30, 2018 and December 31, 2017, respectively.

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

Page-29

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

The core deposit intangible represents the estimated future benefits of acquired deposits and is booked separately from the related deposits. We recorded a core deposit intangible asset of $4.4 million from the Bank of Napa acquisition on November 21, 2017, of which $56 thousand was amortized in 2017 and $381 thousand was amortized in the first nine months of 2018. The core deposit intangible is amortized on an accelerated basis over an estimated ten-year life, and is evaluated periodically for impairment. No impairment loss was recognized as of September 30, 2018.

Acquisition-related expenses are recognized as incurred and continue until all systems have been converted and operational functions become fully integrated. Bank of Marin Bancorp incurred acquisition-related expenses in the consolidated statements of comprehensive income for the three and nine months ended September 30, 2018 as follows:

	Three months ended		Nine months ended
(in thousands)	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Data processing[1]	$43	$—	$598	$—
Professional services	46	449	172	458
Personnel severance	—	—	141	—
Other	—	46	43	46
Total	$89	$495	$954	$504
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

Page-31

Executive Summary

Earnings in the third quarter of 2018 totaled $8.7 million, compared to $5.1 million in the third quarter of 2017. Diluted earnings per share were $1.23 in the third quarter of 2018, compared to $0.83 in the same quarter a year ago. Year-to-date earnings totaled $23.0 million compared to $14.9 million in the same period last year. Diluted earnings per share were $3.27 and $2.41 in the nine months ended September 30, 2018 and 2017, respectively.

The following are highlights of our operating and financial performance for the periods presented:

•
Pre-tax net income in the third quarter of 2018 was up $4.0 million from the third quarter of 2017. Higher average balances of both loans and non-interest bearing deposits and higher yields across earning asset categories favorably impacted earnings in the current quarter. Reported net interest margin was 3.91% in the third quarter of 2018, compared to 3.63% in the same quarter last year.

•
Return on assets was 1.38% for the quarter ended September 30, 2018, compared to 0.95% for the quarter ended September 30, 2017. Return on equity was 11.20% for the quarter ended September 30, 2018, compared to 8.37% for the quarter ended September 30, 2017.

•
All capital ratios are well above regulatory requirements for a well-capitalized institution. The total risk-based capital ratio for Bancorp was 15.3% at September 30, 2018, compared to 14.9% at December 31, 2017.

•
The Board of Directors declared a cash dividend of $0.35 per share, a $0.03 increase from the prior quarter. This represents the 54th consecutive quarterly dividend paid by Bank of Marin Bancorp. The dividend is payable on November 8, 2018, to shareholders of record at the close of business on November 1, 2018.

•
In order to further enhance liquidity in Bank of Marin Bancorp (BMRC) stock and expand diversification in the investor base, the Board of Directors announced a 2:1 stock split payable on November 27, 2018, to shareholders of record at the close of business on November 9, 2018.

•
To reduce our funding costs, on October 5, 2018, Bancorp early-redeemed one of the two subordinated debentures assumed as part of the 2013 acquisition of NorCal Community Bancorp. The unaccreted purchase discount of $916 thousand has been accelerated and will have a one-time impact on net interest income in the fourth quarter of 2018, but will not have a material impact on our capital ratios.

•
Loans totaled $1,728.9 million at September 30, 2018, compared to $1,679.0 million at December 31, 2017. New loan volume of $165.8 million in the first nine months of 2018 was partially offset by payoffs of $120.8 million, and combined with changes in lines of credit utilization and amortization on existing loans, resulted in the net increase of $49.9 million.

•
Strong credit quality remains a cornerstone of the Bank's consistent performance. Non-accrual loans totaled $386 thousand, or 0.02% of the loan portfolio at September 30, 2018, compared to $406 thousand, or 0.02% at December 31, 2017. Classified loans totaled $12.4 million at September 30, 2018, compared to $27.9 million at December 31, 2017. The decrease in classified loans is primarily due to two borrowing relationships whose risk grades were upgraded from substandard to special mention in the second quarter of 2018. Accruing loans past due 30 to 89 days totaled $301 thousand at September 30, 2018, compared to $1.9 million at December 31, 2017. There was no provision for either loan losses or off-balance sheet commitments recorded in the first nine months of 2018.

•
Total deposits increased $64.2 million in the first nine months of 2018 to $2,212.8 million at September 30, 2018. Non-interest bearing deposits represented 50.2% of total deposits, and the annualized cost of total deposits for the first nine months of 2018 was 0.09%.

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

Page-32

RESULTS OF OPERATIONS

Highlights of the financial results are presented in the following tables:

(dollars in thousands)	September 30, 2018	December 31, 2017
Selected financial condition data:
Total assets	$2,545,715	$2,468,154
Loans, net	1,713,054	1,663,246
Deposits	2,212,846	2,148,670
Borrowings	5,831	5,739
Stockholders' equity	308,603	297,025
Asset quality ratios:
Allowance for loan losses to total loans	0.91%	0.94%
Allowance for loan losses to non-accrual loans	41.00	x	38.88x
Non-accrual loans to total loans	0.02%	0.02%
Capital ratios:
Equity to total assets ratio	12.12%	12.03%
Tangible common equity to tangible assets[1]	10.90%	10.70%
Total capital (to risk-weighted assets)	15.29%	14.91%
Tier 1 capital (to risk-weighted assets)	14.45%	14.04%
Tier 1 capital (to average assets)	11.74%	12.13%
Common equity Tier 1 capital (to risk weighted assets)	14.16%	13.75%

	Three months ended		Nine months ended
(dollars in thousands, except per share data)	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Selected operating data:
Net interest income	$23,539	$18,788	$68,272	$54,713
Non-interest income	2,236	2,066	6,716	6,277
Non-interest expense [2]	13,971	13,036	44,561	38,678
Net income [2]	8,680	5,132	22,960	14,866
Net income per common share:
Basic	$1.25	$0.84	$3.31	$2.43
Diluted	$1.23	$0.83	$3.27	$2.41
Performance and other financial ratios:
Return on average assets	1.38%	0.95%	1.24%	0.96%
Return on average equity	11.20%	8.37%	10.17%	8.35%
Tax-equivalent net interest margin [3]	3.97%	3.77%	3.91%	3.80%
Efficiency ratio	54.20%	62.51%	59.42%	63.42%
Cash dividend payout ratio on common stock [4]	25.60%	34.52%	27.79%	34.16%
1 Tangible common equity to tangible assets is considered to be a meaningful non-GAAP financial measure of capital adequacy and is useful for investors to assess Bancorp's ability to absorb potential losses. Tangible common equity includes common stock, retained earnings and unrealized gains (losses) on available-for sale securities, net of tax, less goodwill and intangible assets of $35.9 million and $36.6 million at September 30, 2018 and December 31, 2017, respectively. Tangible assets exclude goodwill and intangible assets.
2 Includes merger-related costs totaling $89 thousand and $954 thousand for the three and nine months ended September 30, 2018.
3 Tax-equivalent net interest margin is computed by dividing taxable equivalent net interest income, which is adjusted for taxable equivalent income on tax-exempt loans and securities based on Federal statutory rate of 21 percent in 2018 and 35 percent in 2017, by total average interest-earning assets.
4 Calculated as dividends on common shares divided by basic net income per common share.

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

	Three months ended			Three months ended
	September 30, 2018			September 30, 2017
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Interest-bearing due from banks [1]	$79,674	$400	1.96%	$125,846	$406	1.26%
Investment securities [2,3]	558,741	3,624	2.59%	400,659	2,294	2.29%
Loans [1,3,4]	1,715,295	20,504	4.68%	1,500,167	17,228	4.49%
Total interest-earning assets [1]	2,353,710	24,528	4.08%	2,026,672	19,928	3.85%
Cash and non-interest-bearing due from banks	41,316			45,009
Bank premises and equipment, net	7,866			8,430
Interest receivable and other assets, net	86,039			60,622
Total assets	$2,488,931			$2,140,733
Liabilities and Stockholders' Equity
Interest-bearing transaction accounts	$134,293	$58	0.17%	$96,504	$24	0.10%
Savings accounts	179,429	18	0.04%	171,187	17	0.04%
Money market accounts	609,821	337	0.22%	560,486	133	0.09%
Time accounts including CDARS	132,588	130	0.39%	140,736	138	0.39%
Overnight borrowings [1]	112	1	2.06%	—	—	—%
Subordinated debentures [1]	5,815	125	8.43%	5,682	111	7.63%
Total interest-bearing liabilities	1,062,058	669	0.25%	974,595	423	0.17%
Demand accounts	1,101,288			909,900
Interest payable and other liabilities	18,022			13,055
Stockholders' equity	307,563			243,183
Total liabilities & stockholders' equity	$2,488,931			$2,140,733
Tax-equivalent net interest income/margin [1]		$23,859	3.97%		$19,505	3.77%
Reported net interest income/margin [1]		$23,539	3.91%		$18,788	3.63%
Tax-equivalent net interest rate spread			3.83%			3.68%

Page-34

	Nine months ended			Nine months ended
	September 30, 2018			September 30, 2017
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Interest-bearing due from banks [1]	$82,304	$1,088	1.74%	$70,947	$623	1.16%
Investment securities [2,3]	555,414	10,512	2.52%	407,798	7,011	2.29%
Loans [1,3,4]	1,697,093	59,475	4.62%	1,488,771	50,317	4.46%
Total interest-earning assets [1]	2,334,811	71,075	4.01%	1,967,516	57,951	3.88%
Cash and non-interest-bearing due from banks	42,488			43,140
Bank premises and equipment, net	8,188			8,420
Interest receivable and other assets, net	87,403			59,593
Total assets	$2,472,890			$2,078,669
Liabilities and Stockholders' Equity
Interest-bearing transaction accounts	$148,141	$158	0.14%	$97,458	$74	0.10%
Savings accounts	179,543	54	0.04%	165,212	48	0.04%
Money market accounts	601,896	789	0.18%	539,560	360	0.09%
Time accounts including CDARS	142,563	426	0.40%	144,559	423	0.39%
Overnight borrowings [1]	115	2	1.92%	—	—	—%
Subordinated debentures [1]	5,785	362	8.25%	5,645	328	7.65%
Total interest-bearing liabilities	1,078,043	1,791	0.22%	952,434	1,233	0.17%
Demand accounts	1,074,778			874,995
Interest payable and other liabilities	18,127			13,151
Stockholders' equity	301,942			238,089
Total liabilities & stockholders' equity	$2,472,890			$2,078,669
Tax-equivalent net interest income/margin [1]		$69,284	3.91%		$56,718	3.80%
Reported net interest income/margin [1]		$68,272	3.86%		$54,713	3.67%
Tax-equivalent net interest rate spread			3.79%			3.71%

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

Analysis of Changes in Tax-Equivalent Net Interest Income

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

Page-35

	Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017				Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017
(in thousands)	Volume	Yield/Rate	Mix	Total	Volume	Yield/Rate	Mix	Total
Interest-bearing due from banks	$(149)	$226	$(83)	$(6)	$100	$315	$50	$465
Investment securities [1]	905	305	120	1,330	2,538	707	256	3,501
Loans [1]	2,471	704	101	3,276	7,041	1,856	261	9,158
Total interest-earning assets	3,227	1,235	138	4,600	9,679	2,878	567	13,124
Interest-bearing transaction accounts	9	18	7	34	39	30	15	84
Savings accounts	1	—	—	1	4	2	—	6
Money market accounts	12	177	15	204	42	348	39	429
Time accounts, including CDARS	(8)	—	—	(8)	(6)	9	—	3
Overnight borrowings	—	—	1	1	—	—	2	2
Subordinated debentures	3	11	—	14	8	25	1	34
Total interest-bearing liabilities	17	206	23	246	87	414	57	558
Changes in tax-equivalent net interest income	$3,210	$1,029	$115	$4,354	$9,592	$2,464	$510	$12,566
[1] Yields and interest income on tax-exempt securities and loans are presented on a taxable-equivalent basis using the federal statutory rate of 21% in 2018 and 35% in 2017.

Third Quarter of 2018 Compared to Third Quarter of 2017

Net interest income totaled $23.5 million in the third quarter of 2018, compared to $18.8 million in the same quarter a year ago. The $4.7 million increase was primarily due to the $327.0 million increase in average earning assets from both the Bank of Napa acquisition and organic growth. Higher yields across asset categories also positively impacted interest income for the current quarter.

The reported net interest margin was 3.91% in the third quarter of 2018, compared to 3.63% in the same quarter of the previous year.  The 28 basis points increase compared to the third quarter of 2017 is related to higher yields on earning assets, partially offset by a minimal increase in rates on deposit accounts and subordinated debentures.

First Nine Months of 2018 Compared to First Nine Months of 2017

Net interest income totaled $68.3 million in the nine months ended September 30, 2018, compared to $54.7 million for the same period in 2017. The $13.6 million increase primarily relates to a $367.3 million increase in average earning assets compared to 2017. Additionally, the higher yield on loans, investment securities, and interest-bearing cash positively impacted interest income.

The reported net interest margin was 3.86% in the first nine months of 2018, compared to 3.67% in the same period of 2017.  The 19 basis points increase compared to the first nine months of 2017 is related to higher yields on earning assets, partially offset by a decrease in higher yielding loans as a percentage of total earning assets.

Market Interest Rates

Market interest rates are, in part, based on the target federal funds interest rate (the interest rate banks charge each other for short-term borrowings) implemented by the Federal Reserve Open Market Committee ("FOMC"). Actions by the FOMC to increase the target federal funds rate by 25 basis points in December 2015, December 2016, March 2017, June 2017, December 2017, March 2018, June 2018 and September 2018, have positively impacted yields on our rate sensitive interest-earning assets. The increase in September 2018, to the current target range for the federal funds rate of 2.00% to 2.25%, was the eighth rate hike since 2008. If interest rates continue to rise, we anticipate that our net interest income will increase. While short-term interest rates have risen and improved the Bank’s yields on prime-rate adjustable assets, longer-term rates that influence competitive pricing for fixed-rate lending activities have moved to a lesser degree.

Page-36

Impact of Acquired Loans on Net Interest Margin

Early payoffs or prepayments of our acquired loans with significant unamortized purchase discount/premium could result in volatility in our net interest margin. As our acquired loans from prior acquisitions continue to pay off, we expect the accretion income from these loans to continue to decline. Accretion and gains on payoffs of purchased loans are recorded in interest income and the positive affect on our net interest margin for the third quarter and first nine months of 2018 and 2017 were as follows:

	Three months ended				Nine months ended
	September 30, 2018		September 30, 2017		September 30, 2018		September 30, 2017
(dollars in thousands)	Dollar Amount	Basis point impact to net interest margin	Dollar Amount	Basis point impact to net interest margin	Dollar Amount	Basis point impact to net interest margin	Dollar Amount	Basis point impact to net interest margin
Accretion on PCI loans	$63	1 bps	$76	2 bps	$258	1 bps	$246	2 bps
Accretion on non-PCI loans	$41	1 bps	$132	3 bps	$273	2 bps	$460	3 bps
Gains on pay-offs of PCI loans	$6	0 bps	$—	0 bps	$135	1 bps	$84	1 bps

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

Impaired loan balances totaled $15.5 million at September 30, 2018 and $16.9 million at December 31, 2017, with specific valuation allowances of $527 thousand and $513 thousand for the same respective dates. Classified assets (loans with substandard or doubtful risk grades) decreased to $12.4 million at September 30, 2018, from $27.9 million at December 31, 2017. The decrease in classified loans is primarily due to two borrowing relationships whose risk grades were upgraded from substandard to special mention in the second quarter of 2018. There were no loans with doubtful risk grades at September 30, 2018 or December 31, 2017.

There was no provision for loan losses recorded in the three and nine months ended September 30, 2018 and 2017. The two classified borrowing relationships that were upgraded in the second quarter (mentioned above) reduced the calculated general allowance for loan losses.  This reduction was primarily offset by general allowances resulting from loan growth and refinement of certain loan concentration qualitative factors, and an increase in specific reserves related to a loan that was modified as a troubled debt restructuring in the second quarter. Net recoveries in the third quarter of 2018 totaled $4 thousand compared to $16 thousand in the same quarter a year ago. Net recoveries totaled $50 thousand in the nine months ended September 30, 2018, compared to net charge-offs of $194 thousand for the same period in 2017.

The ratio of loan loss reserves to total loans was 0.91% at September 30, 2018, compared to 0.94% at December 31, 2017. Non-accrual loans totaled $386 thousand, or 0.02% of total loans, at September 30, 2018, compared to $406 thousand, or 0.02%, at December 31, 2017.

For more information, refer to Note 5 to the Consolidated Financial Statements in this Form 10-Q.

Page-37

Non-interest Income

The following table details the components of non-interest income.

	Three months ended		Amount	Percent
(dollars in thousands)	September 30, 2018	September 30, 2017	Increase (Decrease)	Increase (Decrease)
Service charges on deposit accounts	$475	$438	$37	8.4%
Wealth Management and Trust Services	490	539	(49)	(9.1)%
Debit card interchange fees, net	402	390	12	3.1%
Merchant interchange fees, net	99	88	11	12.5%
Earnings on bank-owned life insurance	227	209	18	8.6%
Dividends on FHLB stock	194	177	17	9.6%
Losses on investment securities, net	(90)	—	(90)	NM
Other income	439	225	214	95.1%
Total non-interest income	$2,236	$2,066	$170	8.2%

	Nine months ended		Amount	Percent
(dollars in thousands)	September 30, 2018	September 30, 2017	Increase (Decrease)	Increase (Decrease)
Service charges on deposit accounts	$1,407	$1,337	$70	5.2%
Wealth Management and Trust Services	1,493	1,546	(53)	(3.4)%
Debit card interchange fees, net	1,158	1,146	12	1.0%
Merchant interchange fees, net	297	296	1	0.3%
Earnings on bank-owned life insurance	685	628	57	9.1%
Dividends on FHLB stock	582	585	(3)	(0.5)%
(Losses) gains on investment securities, net	(79)	10	(89)	(890.0)%
Other income	1,173	729	444	60.9%
Total non-interest income	$6,716	$6,277	$439	7.0%

NM - Not Meaningful

Third Quarter of 2018 Compared to Third Quarter of 2017

Non-interest income increased by $170 thousand in the third quarter of 2018 to $2.2 million, compared to $2.1 million in the same quarter a year ago. The increase in other income was primarily due to an increase in fees on one-way deposits placed into deposit networks as a result of the rising market interest rate environment. The decrease in Wealth Management and Trust Services income was primarily due to the loss of assets under management resulting from the distribution of large estates and trusts.

First Nine Months of 2018 Compared to First Nine Months of 2017

Non-interest income increased by $439 thousand in the first nine months to $6.7 million, compared to $6.3 million in the same period a year ago. The increase in other income was due to the reasons mentioned above.

Page-38

Non-interest Expense

The following table details the components of non-interest expense.

	Three months ended		Amount	Percent
(dollars in thousands)	September 30, 2018	September 30, 2017	Increase (Decrease)	Increase (Decrease)
Salaries and related benefits	$8,069	$7,344	$725	9.9%
Occupancy and equipment	1,444	1,364	80	5.9%
Depreciation and amortization	532	489	43	8.8%
Federal Deposit Insurance Corporation insurance	186	167	19	11.4%
Data processing	950	946	4	0.4%
Professional services	727	801	(74)	(9.2)%
Directors' expense	173	175	(2)	(1.1)%
Information technology	262	179	83	46.4%
Provision for losses on off-balance sheet commitments	—	100	(100)	(100.0)%
Other non-interest expense
Core deposit intangible amortization	230	118	112	94.9%
Advertising	118	155	(37)	(23.9)%
Other expense	1,280	1,198	82	6.8%
Total other non-interest expense	1,628	1,471	157	10.7%
Total non-interest expense	$13,971	$13,036	$935	7.2%

	Nine months ended		Amount	Percent
(dollars in thousands)	September 30, 2018	September 30, 2017	Increase (Decrease)	Increase (Decrease)
Salaries and related benefits	$25,402	$22,106	$3,296	14.9%
Occupancy and equipment	4,462	4,063	399	9.8%
Depreciation and amortization	1,625	1,433	192	13.4%
Federal Deposit Insurance Corporation insurance	568	490	78	15.9%
Data processing	3,354	2,848	506	17.8%
Professional services	2,836	1,845	991	53.7%
Directors' expense	530	557	(27)	(4.8)%
Information technology	795	563	232	41.2%
Provision for losses on off-balance sheet commitments	—	57	(57)	(100.0)%
Other non-interest expense
Core deposit intangible amortization	691	354	337	95.2%
Advertising	426	359	67	18.7%
Other expense	3,872	4,003	(131)	(3.3)%
Total other non-interest expense	4,989	4,716	273	5.8%
Total non-interest expense	$44,561	$38,678	$5,883	15.2%

NM - Not Meaningful

Third Quarter of 2018 Compared to Third Quarter of 2017

Non-interest expense increased by $935 thousand to $14.0 million in the third quarter of 2018, compared to $13.0 million in the same quarter a year ago. The increase was primarily due to higher salaries and benefits related to the addition of Bank of Napa employees, merit increases and filling open positions. Additionally, we amortized $127 thousand in the third quarter of 2018 of the core-deposit intangible ("CDI") that arose from the Bank of Napa acquisition. There was no provision for losses on off-balance sheet commitments in the third quarter of 2018, compared to a $100 thousand reversal of the provision in the third quarter of 2017. Occupancy and equipment expenses increased primarily due to the addition of two branches from the Bank of Napa acquisition.

Page-39

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

Non-interest expense increased by $5.9 million to $44.6 million in the nine months ended September 30, 2018, compared to $38.7 million in the same period a year ago. The increase was primarily due to higher salaries and benefits related to the addition of Bank of Napa employees, merit increases and filling open positions, as well as higher stock-based compensation related to awards granted in 2018 with certain participants meeting retirement eligibility requirements. Professional services increased due to $1.1 million in consulting expenses related to core processing contract negotiations that will result in future technology cost savings. The increase also relates to $954 thousand in acquisition expenses in the nine months ended September 30, 2018 ($598 thousand in data processing, $172 thousand in professional services, $141 thousand in personnel severance and $43 thousand in other expenses) compared to $504 thousand in the same period last year ($458 thousand in professional services and $46 thousand in other expenses). Additionally, higher occupancy and equipment expenses related to rent for the two acquired branches from Bank of Napa and the amortization of $381 thousand of the core-deposit intangible ("CDI") that arose from the Bank of Napa acquisition also contributed to the increase.

Provision for Income Taxes

The provision for income taxes for the third quarter of 2018 totaled $3.1 million at an effective tax rate of 26.5%, compared to $2.7 million at an effective tax rate of 34.4% in the same quarter last year. The provision for income taxes for the nine months ended September 30, 2018 totaled $7.5 million at an effective tax rate of 24.5%, compared to $7.4 million at an effective tax rate of 33.4% for the same period in 2017. The declines for the 2018 periods compared to the prior year periods reflect the reduction in the federal corporate income tax rate from 35% to 21% related to the enactment of the Tax Cuts and Jobs Act of 2017 that was signed into law on December 22, 2017, effective January 1, 2018. Income tax provisions reflect accruals for taxes at the applicable rates for federal income tax and California franchise tax based upon reported pre-tax income, and adjusted for the effects of all permanent differences between income for tax and financial reporting purposes (such as earnings on tax exempt loans and municipal securities, BOLI, and low-income housing tax credits) as well as transactions with discrete tax effects (such as the exercise of stock options, the disqualifying dispositions of incentive stock options and vesting of restricted stock awards). The resulting reduction in the federal statutory rate was partially offset by the effect of the higher level of expected pre-tax income in 2018 and elimination or reductions to the deductibility of certain meals, entertainment, parking and transportation expenses due to the Tax Cuts and Jobs Act of 2017. We expect the effective tax rate for the nine months ended September 30, 2018 to be indicative of the effective tax rate for the year, not including the effect of discrete items described above.

We file a consolidated return in the U.S. Federal tax jurisdiction and a combined return in the State of California tax jurisdiction. There were no ongoing federal or state income tax examinations at the issuance of this report. At September 30, 2018, neither the Bank nor Bancorp had accruals for interest nor penalties related to unrecognized tax benefits.

FINANCIAL CONDITION SUMMARY

At September 30, 2018, assets totaled $2,545.7 million, an increase of $77.6 million when compared to $2,468.2 million at December 31, 2017. Excess cash was mainly deployed into investment securities and new loans during the first nine months of 2018 as discussed below.

Investment Securities

The investment securities portfolio totaled $569.8 million at September 30, 2018, an increase of $86.3 million from December 31, 2017. The increase reflects year-to-date purchases of investment securities that are either issued or guaranteed by the US government totaling $176.6 million, which were offset by paydowns, maturities and sales totaling $78.8 million, amortization of premiums net of accretion of discounts totaling $2.2 million, and a $9.4 million net increase in unrealized losses on available-for-sale securities. During the second quarter of 2018, as part of our ongoing review of our investment securities portfolio, we reassessed the classification of certain securities issued by government sponsored agencies and transferred $27.4 million of these securities from available-for-sale to held-to-maturity at fair value. We maintain liquidity to support our future loan growth by holding investment securities averaging less than 5 years duration and cash earning 2.20% at the Federal Reserve Bank as of September 30, 2018.

Page-40

The following table summarizes our investment in obligations of state and political subdivisions at September 30, 2018 and December 31, 2017.

	September 30, 2018			December 31, 2017
(dollars in thousands)	Amortized Cost	Fair Value	% of Total State and Political Subdivisions	Amortized Cost	Fair Value	% of Total State and Political Subdivisions
Within California:
General obligation bonds	$14,528	$14,364	16.1%	$19,634	$19,678	16.7%
Revenue bonds	9,341	9,324	10.3	11,660	11,776	9.9
Tax allocation bonds	5,423	5,441	6.0	6,099	6,234	5.2
Total within California	29,292	29,129	32.4	37,393	37,688	31.8
Outside California:
General obligation bonds	53,029	51,244	58.8	68,890	68,454	58.5
Revenue bonds	7,911	7,839	8.8	11,390	11,346	9.7
Total outside California	60,940	59,083	67.6	80,280	79,800	68.2
Total obligations of state and political subdivisions	$90,232	$88,212	100.0%	$117,673	$117,488	100.0%

The portion of the portfolio outside the state of California is distributed among twenty states. Of the total investment in obligations of state and political subdivisions, the largest concentrations outside California are Washington (12.2%), Texas (11.4%), and Minnesota (8.9%). Revenue bonds, both within and outside California, primarily consist of bonds relating to essential services (such as public improvements, transportation and utilities) and school district bonds.

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

Loans

Loans increased by $49.9 million and totaled $1,728.9 million at September 30, 2018, compared to $1,679.0 million at December 31, 2017. New loan originations in the first nine months of 2018 of $165.8 million were primarily in commercial real estate, including both owner-occupied and investor-owned, spread throughout our markets, and tenancy-in-common fractional interest loans. Loan pay-offs totaled $52.0 million in the third quarter and $120.8 year-to-date. Year-to-date payoffs were slightly higher than 2017 and were due to a variety of reasons, primarily asset sales and refinancing activities.

Liabilities

During the first nine months of 2018, total liabilities increased by $66.0 million to $2,237.1 million. Deposits increased $64.2 million in the first nine months of 2018, primarily due to fluctuations from large commercial clients' operational cash flows. Non-interest bearing deposits increased $95.8 million in the first nine months of 2018 to $1,109.9 million, or 50.2% of total deposits at September 30, 2018, compared to 47.2% at December 31, 2017.

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

Management reviews capital ratios on a regular basis to ensure that capital exceeds the prescribed regulatory minimums and is adequate to meet our anticipated future needs.  For all periods presented, the Bank’s ratios exceed the regulatory definition of “well capitalized” under the regulatory framework for prompt corrective action and Bancorp’s ratios exceed the required minimum ratios to be considered a well-capitalized bank holding company. In addition, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action as of June 30, 2018. There are no conditions or events since that notification that Management believes have changed the Bank’s categories and we expect the Bank to remain well capitalized for prompt corrective action purposes.

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

The Bancorp’s and Bank’s capital adequacy ratios as of September 30, 2018 and December 31, 2017 are presented in the following tables. Bancorp's Tier 1 capital includes the subordinated debentures, which are not included at the Bank level. We continued to build capital in 2018 through the accumulation of net income. Our Share Repurchase Program announced on April 23, 2018 may affect future capital levels, as described in Item 1. Note 7, Stockholders Equity, of this Form 10-Q.

Capital Ratios for Bancorp (dollars in thousands)	Actual Ratio		Adequately Capitalized Threshold[1]			Ratio to be a Well Capitalized Bank Holding Company
September 30, 2018	Amount	Ratio	Amount		Ratio	Amount		Ratio
Total Capital (to risk-weighted assets)	$306,006	15.29%	≥ $	197,693	≥ 9.875%	≥ $	200,195	≥ 10.00%
Tier 1 Capital (to risk-weighted assets)	$289,231	14.45%	≥ $	157,654	≥ 7.875%	≥ $	160,156	≥ 8.00%
Tier 1 Capital (to average assets)	$289,231	11.74%	≥ $	98,528	≥ 4.000%	≥ $	123,160	≥ 5.00%
Common Equity Tier 1 (to risk-weighted assets)	$283,400	14.16%	≥ $	127,625	≥ 6.375%	≥ $	130,127	≥ 6.50%
December 31, 2017
Total Capital (to risk-weighted assets)	$287,435	14.91%	≥ $	178,323	≥ 9.250%	≥ $	192,782	≥ 10.00%
Tier 1 Capital (to risk-weighted assets)	$270,710	14.04%	≥ $	139,767	≥ 7.250%	≥ $	154,225	≥ 8.00%
Tier 1 Capital (to average assets)	$270,710	12.13%	≥ $	89,285	≥ 4.000%	≥ $	111,607	≥ 5.00%
Common Equity Tier 1 (to risk-weighted assets)	$265,119	13.75%	≥ $	110,849	≥ 5.750%	≥ $	125,308	≥ 6.50%
1 The adequately capitalized threshold includes the capital conservation buffer that was effective January 1, 2016. These ratios are not reflected on a fully phased-in basis, which will occur in January 2019.

Page-42

Capital Ratios for the Bank (dollars in thousands)	Actual Ratio		Adequately Capitalized Threshold[1]			Ratio to be Well Capitalized under Prompt Corrective Action Provisions
September 30, 2018	Amount	Ratio	Amount		Ratio	Amount		Ratio
Total Capital (to risk-weighted assets)	$274,656	13.72%	≥ $	197,646	≥ 9.875%	≥ $	200,147	≥ 10.00%
Tier 1 Capital (to risk-weighted assets)	$257,881	12.88%	≥ $	157,616	≥ 7.875%	≥ $	160,118	≥ 8.00%
Tier 1 Capital (to average assets)	$257,881	10.47%	≥ $	98,508	≥ 4.000%	≥ $	123,135	≥ 5.00%
Common Equity Tier 1 (to risk-weighted assets)	$257,881	12.88%	≥ $	127,594	≥ 6.375%	≥ $	130,096	≥ 6.50%
December 31, 2017
Total Capital (to risk-weighted assets)	$283,885	14.73%	≥ $	178,281	≥ 9.250%	≥ $	192,737	≥ 10.00%
Tier 1 Capital (to risk-weighted assets)	$267,160	13.86%	≥ $	139,734	≥ 7.250%	≥ $	154,189	≥ 8.00%
Tier 1 Capital (to average assets)	$267,160	11.97%	≥ $	89,275	≥ 4.000%	≥ $	111,593	≥ 5.00%
Common Equity Tier 1 (to risk-weighted assets)	$267,160	13.86%	≥ $	110,824	≥ 5.750%	≥ $	125,279	≥ 6.50%
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

Page-43

At September 30, 2018 our liquid assets, which included unencumbered available-for-sale securities and cash, totaled $496.4 million, a decrease of $5.6 million from December 31, 2017. Our cash and cash equivalents decreased $60.8 million from December 31, 2017. Significant uses of liquidity during the first nine months of 2018 were $176.6 million in investment securities purchased, $50.3 million in loan originations and advances, net of repayments, $6.4 million in cash dividends paid on common stock to our shareholders, and $1.3 million in common stock repurchases. Significant sources of liquidity during the first nine months of 2018 included $78.8 million in paydowns, maturities and sales of investment securities, an increase in deposits of $64.2 million, and $31.3 million net cash provided by operating activities. Refer to the Consolidated Statement of Cash Flows in this Form 10-Q for additional information on our sources and uses of liquidity. Management anticipates that our current strong liquidity position and core deposit base will provide adequate liquidity to fund our operations.

Undrawn credit commitments, as discussed in Note 8 to the Consolidated Financial Statements in this Form 10-Q, totaled $483.3 million at September 30, 2018. These commitments, to the extent used, are expected to be funded primarily through the repayment of existing loans, deposit growth and liquid assets. Over the next twelve months, $83.2 million of time deposits will mature. We expect new deposits to replace these funds. Our emphasis on local deposits combined with our equity position, provides a very stable funding base.

Since Bancorp is a holding company and does not conduct regular banking operations, its primary sources of liquidity are dividends from the Bank. Under the California Financial Code, payment of a dividend from the Bank to Bancorp without advance regulatory approval is restricted to the lesser of the Bank’s retained earnings or the amount of the Bank’s net profits from the previous three fiscal years less the amount of dividends paid during that period. The primary uses of funds for Bancorp are shareholder dividends and ordinary operating expenses.  Bancorp held $31.3 million of cash at September 30, 2018, which is deemed sufficient to cover Bancorp's operational needs, share repurchases, early redemption of subordinated debentures, and cash dividends to shareholders through the end of 2018. Management anticipates that there will be sufficient earnings at the Bank to provide dividends to Bancorp to meet its funding requirements for the near future.

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

ALCO and the Board of Directors review our exposure to interest rate risk at least quarterly. We use simulation models to measure interest rate risk and to evaluate strategies to improve profitability. A simplified static statement of condition is prepared on a quarterly basis as a starting point, using instrument level data of our actual loans, investments, borrowings and deposits as inputs. If potential changes to net equity value and net interest income resulting from hypothetical interest rate changes are not within the limits established by the Board of Directors, Management may adjust the asset and liability mix to bring the risk position within approved limits or take other actions. At September 30, 2018, interest rate risk was within policy guidelines established by ALCO and the Board.

One set of interest rates modeled and evaluated against flat interest rates is a series of immediate parallel shifts in the yield curve. These are provided in the following table as an example rather than an expectation of likely interest rate movements.

Page-44

Immediate Changes in Interest Rates (in basis points)	Estimated Change in Net Interest Income in Year 1, as percent of Net Interest Income	Estimated Change in Net Interest Income in Year 2, as percent of Net Interest Income
up 400	(0.3)%	8.4%
up 300	—%	6.6%
up 200	—%	4.5%
up 100	0.3%	3.1%
down 100	(6.0)%	(10.1)%

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

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2018, there were no significant changes that materially affected, or are reasonably likely to affect, our internal control over financial reporting. The term internal control over financial reporting, as defined by Rule 15d-15(f) of the Act, is a process designed by, or under the supervision of, the issuer's principal executive and principal financial officers, or persons performing similar functions, and effected by the issuer's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

From April 23, 2018 to September 30, 2018, Bancorp purchased 17,943 at an average price of $85.76 and a total cost of $1.5 million. The following table reflects purchases under the Share Repurchase Program for the periods presented.

(in thousands, except per share data)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value That May yet Be Purchased Under the Program
Period
April 23-30, 2018	—	$—	—	$25,000
May 1-31, 2018	1,398	74.06	1,398	24,896
June 1-30, 2018	—	—	—	24,896
July 1-31, 2018	—	—	—	24,896
August 1-31, 2018	4,444	88.85	4,444	24,501
September 1-30, 2018	12,101	85.98	12,101	23,460
Total	17,943	$85.76	17,943

ITEM 3       Defaults upon Senior Securities

None.

ITEM 4      Mine Safety Disclosures

Not applicable.

ITEM 5      Other Information

None.

Page-46

ITEM 6       Exhibits

The following exhibits are filed as part of this report or hereby incorporated by references to filings previously made with the SEC.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
2.01	Agreement to Merger and Plan of Reorganization with Bank of Napa, dated July 31, 2017	8-K	001-33572	2.1	August 2, 2017
3.01	Articles of Incorporation, as amended	10-Q	001-33572	3.01	November 7, 2007
3.02	Bylaws	10-Q	001-33572	3.02	May 9, 2011
3.02a	Bylaw Amendment	8-K	001-33572	3.03	July 6, 2015
4.01	Rights Agreement, dated July 6, 2017	8-A12B	001-33572	4.1	July 7, 2017
10.01	Employee Stock Ownership Plan	S-8	333-218274	4.1	May 26, 2017
10.02	2017 Employee Stock Purchase Plan	S-8	333-221219	4.1	October 30, 2017
10.03	2017 Equity Plan	S-8	333-227840	4.1	October 15, 2018
10.04	2010 Director Stock Plan	S-8	333-167639	4.1	June 21, 2010
10.05	Form of Indemnification Agreement for Directors and Executive Officers, dated August 9, 2007	10-Q	001-33572	10.06	November 7, 2007
10.06	Form of Employment Agreement, dated January 23, 2009	8-K	001-33572	10.1	January 26, 2009
10.07	2010 Annual Individual Incentive Compensation Plan	8-K	001-33572	99.1	October 21, 2010
10.08	Salary Continuation Agreement for executive officer Russell Colombo, Chief Executive Officer, dated January 1, 2011	8-K	001-33572	10.1	January 6, 2011
10.09	Salary Continuation Agreement for executive officer Peter Pelham, Director of Retail Banking, dated January 1, 2011	8-K	001-33572	10.4	January 6, 2011
10.10	Salary Continuation Agreement for executive officer Tani Girton, Chief Financial Officer, dated October 18, 2013	8-K	001-33572	10.2	November 4, 2014
10.11	Salary Continuation Agreement for executive officer Elizabeth Reizman, Chief Credit Officer, dated July 20, 2014	8-K	001-33572	10.3	November 4, 2014
10.12	Salary Continuation Agreement for executive officer Timothy Myers, Executive Vice President and Commercial Banking Manager, dated May 28, 2015	8-K	001-33572	10.4	June 2, 2015
10.13	2007 Form of Change in Control Agreement	8-K	001-33572	10.1	October 31, 2007
11.01	Earnings Per Share Computation - included in Note 1 to the Consolidated Financial Statements					Filed
31.01	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					Filed
31.02	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					Filed
32.01	Certification pursuant to 18 U.S.C. §1350 as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002					Filed
101.01*	XBRL Interactive Data File					Furnished
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

Bank of Marin Bancorp
(registrant)

November 6, 2018	/s/ Russell A. Colombo
Date	Russell A. Colombo
President &
Chief Executive Officer
(Principal Executive Officer)

November 6, 2018	/s/ Tani Girton
Date	Tani Girton
Executive Vice President &
Chief Financial Officer
(Principal Financial Officer)

November 6, 2018	/s/ Cecilia Situ
Date	Cecilia Situ
First Vice President &
Manager of Finance & Treasury
(Principal Accounting Officer)

Page-48