Form 10-K
period 2018-12-31
Bank of Marin Bancorp
filed 2019-03-15
CIK 1403475

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Large accelerated filer ☐		Accelerated filer ☒
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐

Indicate by check mark if the registrant is a shell company, as defined in Rule 12b-2 of the Exchange Act.
Yes   ☐         No  ☒

As of June 29, 2018, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the voting common equity held by non-affiliates, based upon the closing price per share of the registrant's common stock as reported by the NASDAQ, was approximately $546 million. For the purpose of this response, directors and certain officers of the Registrant are considered affiliates at that date.

As of February 28, 2019, there were 13,806,416 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on May 14, 2019 are incorporated by reference into Part III.

TABLE OF CONTENTS

PART I		Page-4

Forward-Looking Statements		Page-4

ITEM 1.	BUSINESS	Page-4
ITEM 1A.	RISK FACTORS	Page-11
ITEM 1B.	UNRESOLVED STAFF COMMENTS	Page-18
ITEM 2.	PROPERTIES	Page-19
ITEM 3.	LEGAL PROCEEDINGS	Page-19
ITEM 4.	MINE SAFETY DISCLOSURES	Page-19

PART II		Page-20

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	Page-20
ITEM 6.	SELECTED FINANCIAL DATA	Page-22
ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	Page-23
	Forward-Looking Statements	Page-23
	Critical Accounting Policies	Page-23
	Executive Summary	Page-24

	RESULTS OF OPERATIONS	Page-25
	Net Interest Income	Page-25
	Provision for Loan Losses	Page-27
	Non-Interest Income	Page-27
	Non-Interest Expense	Page-28
	Provision for Income Taxes	Page-28

	FINANCIAL CONDITION	Page-29
	Investment Securities	Page-29
	Loans	Page-31
	Allowance for Loan Losses	Page-34
	Other Assets	Page-37
	Deposits	Page-37
	Borrowings	Page-38
	Deferred Compensation Obligations	Page-38
	Off Balance Sheet Arrangements and Commitments	Page-39
	Capital Adequacy	Page-39
	Liquidity	Page-40

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	Page-41

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Page-43

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

Forward-looking statements are based on Management's current expectations regarding economic, legislative, and regulatory issues, that may affect our earnings in future periods. A number of factors, many of which are beyond Management’s control, could cause future results to vary materially from current Management expectations. Such factors include, but are not limited to, general economic conditions and the economic uncertainty in the United States and abroad, including changes in interest rates, deposit flows, real estate values, and expected future cash flows on loans and securities; costs or effects of acquisitions; competition; changes in accounting principles, policies or guidelines; changes in legislation or regulation (including the Tax Cuts and Jobs Act of 2017); natural disasters (such as the recent wildfires in our area); adverse weather conditions; and other economic, competitive, governmental, regulatory and technological factors (including external fraud and cybersecurity threats) affecting our operations, pricing, products and services.

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

ITEM 1        BUSINESS

Bank of Marin (the “Bank”) was incorporated in August 1989, received its charter from the California Superintendent of Banks (now the California Department of Business Oversight or "DBO") and commenced operations in January 1990. The Bank is an insured bank by the Federal Deposit Insurance Corporation (“FDIC”). Bank of Marin Bancorp (“Bancorp”) was formed in 2007 and the Bank became its sole subsidiary when each share of Bank common stock was exchanged for one share of Bancorp common stock. Bancorp is listed on NASDAQ under the symbol BMRC. Upon formation of the holding company, Bancorp became subject to regulation under the Bank Holding Company Act of 1956, as amended, and reporting and examination requirements by the Board of Governors of the Federal Reserve System ("Federal Reserve"). Bancorp files periodic reports and proxy statements with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended.

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

We offer a broad range of commercial and retail deposit and lending programs designed to meet the needs of our target markets. Our lending categories include commercial real estate loans, commercial and industrial loans, construction financing, consumer loans, and home equity lines of credit. Merchant card services are available for our

Page-4

business customers. Through third-party vendors, we offer Visa® credit card programs for consumers and businesses, an American Express® credit card program, a leasing program for commercial equipment financing, prepaid business cards for handling expense reimbursements and a full suite of cash management services.

We offer a variety of personal and business checking and savings accounts, and a number of time deposit alternatives, including time certificates of deposit, Individual Retirement Accounts (“IRAs”), Health Savings Accounts ("HSA"), Certificate of Deposit Account Registry Service® ("CDARS"), Insured Cash Sweep® ("ICS"), and Demand Deposit MarketplaceSM ("DDM Sweep") accounts. CDARS, ICS and DDM Sweep accounts are networks through which we offer full FDIC insurance coverage in excess of the regulatory maximum by placing deposits in multiple banks participating in the networks. We also offer deposit options including mobile deposit, remote deposit capture, Automated Clearing House (“ACH”) services, wire transfers, and image lockbox services. A valet pick-up service is available for non-cash deposits to our professional and business clients.

Other products and services include Apple Pay®, Samsung Pay®, Google Pay®, SurePayroll®, Positive Pay (fraud detection tool), and solutions for clients with cash management needs such as Cash Vault and SafePoint.

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

We offer Wealth Management and Trust Services (“WMTS”), which include customized investment portfolio management, trust administration, estate settlement and custody services. We also offer 401(k) plan services to small and medium-sized businesses through a third-party vendor.

We make international banking services available to our customers indirectly through other financial institutions with whom we have correspondent banking relationships.

We hold no patents, licenses (other than licenses required by the appropriate banking regulatory agencies), franchises or concessions.  The Bank has registered the service marks "The Spirit of Marin," the words “Bank of Marin,” the Bank of Marin logo, and the Bank of Marin tagline, “Committed to your business and our community” with the United States Patent & Trademark Office.  In addition, Bancorp has registered the service marks for the words “Bank of Marin Bancorp” and for the Bank of Marin Bancorp logo with the United States Patent & Trademark Office. All service marks registered by Bancorp or the Bank are registered on the United States Patent & Trademark Office Principal Register.

Market Area

Our primary market area consists of Marin, San Francisco, Napa, Sonoma and Alameda counties. Our customer base is primarily made up of business, not-for-profit and personal banking relationships within these market areas.

As discussed in Note 18 to the Consolidated Financial Statements in ITEM 8 of this report, in November 2017, we expanded our presence in Napa County through the acquisition of Bank of Napa, N.A. This resulted in the addition of $302.1 million of assets and the assumption of $251.9 million of liabilities, as well as the addition of two branch offices serving the city of Napa.

We attract deposit relationships from small to medium-sized businesses, not-for-profit organizations and professionals, merchants and individuals who live and/or work in the communities comprising our market areas. As of December 31, 2018, approximately 59% of our deposits were in Marin County and southern Sonoma County, and approximately 58% of our deposits were from businesses and 42% from individuals.

Competition

The banking business in California generally, and in our market area specifically, is highly competitive with respect to attracting both loan and deposit relationships. The increasingly competitive environment is affected by changes in regulation, interest rates, technology and product delivery systems, and consolidation among financial service providers. The banking industry is seeing strong competition for quality loans, with larger banks expanding their activities to attract businesses that are traditionally community bank customers. In all of our five counties, we have significant competition

Page-5

from nationwide banks with much larger branch networks and greater financial resources, as well as credit unions and other local and regional banks. Nationwide banks have the competitive advantages of national advertising campaigns. Large commercial banks also have substantially greater lending limits and the ability to offer certain services, which are not offered directly by us. Other competitors for depositors' funds are money market mutual funds and non-bank financial institutions such as brokerage firms and insurance companies.

We differentiate ourselves from the numerous, and often larger, financial institutions in our primary market area, with a business model built on relationship banking, disciplined fundamentals and commitment to the communities we serve. The Bank's experienced professionals deliver innovative and custom financing, with a deep local market knowledge and a personal understanding of each customer's unique needs.

In Marin County, we have the third largest market share of total deposits at 10.8%, based upon FDIC deposit market share data as of June 30, 20181. A significant driver of our franchise value is the growth and stability of our deposits, a low-cost funding source for our loan portfolio.

Employees

At December 31, 2018, we employed 290 full-time equivalent (“FTE”) staff. The actual number of employees, including part-time employees, at year-end 2018 included seven executive officers, 120 other corporate officers and 178 staff. None of our employees are presently represented by a union or covered by a collective bargaining agreement. We believe that our employee relations are good. We have consistently been recognized as one of the “Best Places to Work” by the North Bay Business Journal.

SUPERVISION AND REGULATION

Bank holding companies and banks are extensively regulated under both federal and state law. The following discussion summarizes certain significant laws, rules and regulations affecting Bancorp and the Bank.

Bank Holding Company Regulation

Upon formation of the bank holding company on July 1, 2007, we became subject to regulation under the Bank Holding Company Act of 1956, as amended (“BHCA”) which subjects Bancorp to Federal Reserve reporting and examination requirements. Under the Federal Reserve law and regulations, a bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks. Under this requirement, we are expected to commit resources to support the Bank, including at times when we may not be in a financial position to provide such resources, and it may not be in our, or our shareholders’ or creditors’, best interests to do so. In addition, any capital loans we make to the Bank are subordinate in right of payment to depositors and to certain other indebtedness of the Bank. The BHCA regulates the activities of holding companies including acquisitions, mergers and consolidations and, together with the Gramm-Leach Bliley Act of 1999, the scope of allowable banking activities. Bancorp is also a bank holding company within the meaning of the California Financial Code. As such, Bancorp and its subsidiaries are subject to examination by, and may be required to file reports with, the DBO.

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

_______________________________________________________________________________________
1 Source: S&P Global Market Intelligence of New York, New York

Page-6

The Bank addresses the many state and federal regulations it is subject to through a comprehensive compliance program that addresses the various risks associated with these issues.

Safety and Soundness Standards (Risk Management)

The federal banking agencies have adopted guidelines that establish operational and managerial standards to promote the safety and soundness of federally insured depository institutions. The guidelines set forth standards for internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, asset quality and earnings.

During the past decade, the bank regulatory agencies have increasingly emphasized the importance of sound risk management processes and strong internal controls when evaluating the activities of the financial institutions they supervise. Properly managing risks has been identified as critical to the conduct of safe and sound banking activities and has become even more important as new technologies, product innovation, and the size and speed of financial transactions have changed the nature of banking markets. The agencies have identified a spectrum of risks facing a banking institution including, but not limited to, credit, market, liquidity, operational, legal, and reputational. In particular, recent regulatory pronouncements have focused on operational risk, which arises from the potential that inadequate information systems, operational problems, breaches in internal controls, fraud, or unforeseen catastrophes will result in unexpected losses. New products and services, third-party risk management and cybersecurity are critical sources of operational risk that financial institutions are expected to address in the current environment. The Board of Directors and various sub-committees oversee Bancorp's consolidated enterprise risk management program that ensures the adequacy of policies, procedures, tolerance levels, risk measurement systems, monitoring processes, management information systems and internal controls.

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

Our FDIC insurance assessment base is comprised of quarterly average consolidated total assets minus average tangible equity. FDIC's assessment rates are currently between 1.5 and 40 basis points annually on the assessment base for banks in all risk categories. In deriving the risk categories, the FDIC uses a bank's capital level, supervisory ratios and other financial measures to determine a bank's ability to withstand financial stress.

Community Reinvestment Act

Congress enacted the Community Reinvestment Act (“CRA”) in 1977 to encourage financial institutions to meet the credit needs of the communities in which they are located. All banks and thrifts have a continuing and affirmative obligation, consistent with safe and sound operations, to help meet the credit needs of their entire communities, including low and moderate income neighborhoods. Regulatory agencies rate each bank's performance in assessing and meeting these credit needs. The Bank is committed to serving the credit needs of the communities in which we do business, and it is our policy to respond to all creditworthy segments of our market. As part of its CRA commitment, the Bank maintains strong philanthropic ties to the community. We invest in affordable housing projects that help economically disadvantaged individuals and residents of low- and moderate-income census tracts, in each case consistent with our long-established prudent underwriting practices. We also donate to, invest in and volunteer with organizations that serve the communities in which we do business, especially low- and moderate-income individuals. These organizations offer educational and health programs to economically disadvantaged students and families, community development services and affordable housing programs. We offer CRA reportable small business, small farm and community development loans within our assessment areas. The CRA requires a depository institution's

Page-7

primary federal regulator, in connection with its examination of the institution, to assess the institution's record in meeting CRA requirements. The regulatory agency's assessment of the institution's record is made available to the public. This record is taken into consideration when the institution establishes a new branch that accepts deposits, relocates an office, applies to merge or consolidate, or expands into other activities. The FDIC assigned a “Satisfactory” rating to its CRA performance examination completed in January 2018, which was performed under the large bank requirements.

Anti-Money-Laundering Regulations

A series of banking laws and regulations beginning with the Bank Secrecy Act in 1970 requires banks to prevent, detect, and report illicit or illegal financial activities to the federal government to prevent money laundering, international drug trafficking, and terrorism. Under the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, financial institutions are subject to prohibitions against specified financial transactions and account relationships, requirements regarding the Customer Identification Program, as well as enhanced due diligence and “know your customer” standards in their dealings with high risk customers, foreign financial institutions, and foreign individuals and entities. The Customer Due Diligence Rules under the Bank Secrecy Act clarify and strengthen customer due diligence requirements. These rules contain explicit customer due diligence requirements which include a new requirement to identify and verify the identity of beneficial owners of legal entity customers.

Privacy and Data Security

The Gramm-Leach Bliley Act (“GLBA”) of 1999 imposes requirements on financial institutions with respect to consumer privacy and the disclosure of non-public personal information about individuals who apply for or obtain a financial product to be used for personal, family or household purposes. The GLBA generally prohibits disclosure of consumer information to most nonaffiliated third parties unless the consumer has been given the opportunity to object and has not objected to such disclosure. Financial institutions are further required to disclose their privacy policies to consumers and the conditions under which an institution may disclose non-public information about a consumer to a nonaffiliated third-party. The GLBA also directs federal regulators, including the FDIC, to prescribe standards for the security of consumer information. We are subject to such standards, as well as standards for notifying consumers in the event of a security breach. We must disclose our privacy policy to consumers and permit consumers to "opt out" of having non-public customer information disclosed to third parties. We are required to have an information security program to safeguard the confidentiality and security of customer information and to ensure proper disposal of information that is no longer needed. We notify our customers when unauthorized disclosure involves sensitive customer information that may be misused.

Consumer Protection Regulations

Our lending activities are subject to a variety of statutes and regulations designed to protect consumers, including the CRA, Home Mortgage Disclosure Act, Fair Credit Reporting Act, Fair Lending, Fair Debt Collection Practices Act, Flood Disaster Protection Act, Equal Credit Opportunity Act, the Fair Housing Act, Truth-in-Lending Act ("TILA"), the Real Estate Settlement Procedures Act ("RESPA"), and the Secure and Fair Enforcement for Mortgage Licensing Act ("SAFE"). Our deposit operations are also subject to laws and regulations that protect consumer rights including Expedited Funds Availability, Truth in Savings Act ("TISA"), and Electronic Funds Transfers. Other regulatory requirements include: the Unfair, Deceptive or Abusive Acts and Practices ("UDAAP"), Dodd-Frank Act, Right to Financial Privacy and Privacy of Consumer Financial Information. Additional rules govern check writing ability on certain interest earning accounts and prescribe procedures for complying with administrative subpoenas of financial records.

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

In July 2013, the federal banking regulators approved a final rule to implement the revised capital adequacy standards of the Basel Committee on Banking Supervision, commonly called Basel III, which became effective January 1, 2015 (subject to a phase-in period). The final rule strengthened the definition of regulatory capital, increased risk-based capital requirements, made selected changes to the calculation of risk-weighted assets, and adjusted the prompt corrective action thresholds. We were in compliance throughout the phase-in period and implemented the fully phased-in capital rules as of January 1, 2019. For additional information on our risk-based capital positions, refer to the Capital Adequacy section within ITEM 7 to Management's Discussion and Analysis and the Consolidated Financial Statements within ITEM 8 of Note 15 to this report.
In December 2017, the Basel Committee published standards that it described as the finalization of the Basel III post-crisis regulatory reforms, which standards are commonly referred to as Basel IV. Among other things, these standards revise the Basel Committee’s standardized approach for credit risk (including the recalibration of the risk weights and the introduction of new capital requirements for certain “unconditionally cancellable commitments,” such as unused credit card lines of credit) and provides a new standardized approach for operational risk capital. Under the Basel framework, these standards will generally be effective on January 1, 2022, with an aggregate output floor phasing in through January 1, 2027. Under the current U.S. capital rules, operational risk capital requirements and a capital floor apply only to advanced approaches institutions, and are not applicable to the Bank. The impact of Basel IV on us will depend on how it is implemented by the federal bank regulators. See also "The Dodd-Frank Wall Street Reform and Consumer Protection Act" section in this ITEM for a discussion of a proposed joint regulatory rule relating to capital for qualifying community banking organizations such as the Bank and such proposed rule making’s impact on Basel III and IV.

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
The Administration recently signed the Economic Growth, Regulatory Relief and Consumer Protection Act (the “Economic Growth Act”), which repeals or modifies certain provisions of the Dodd-Frank Act and eases regulations on all but the largest banks. The Economic Growth Act’s highlights include improving consumer access to mortgage credit, adding certain protections for consumers, including veterans and active duty military personnel, expanding credit freezes and creating an identity theft protection database. In addition, the federal banking agencies have issued a joint proposed rule whereby most qualifying community banking organizations with less than $10 billion in total consolidated assets, that meet risk-based qualifying criteria, and have a community bank leverage ratio (“CBLR”) of greater than 9 percent would be able to opt into a new community banking leverage ratio framework. Such a community banking organization would not be subject to other risk-based and leverage capital requirements (including the Basel III and Basel IV requirements) and would be considered to have met the well capitalized ratio requirements. The CBLR is determined by dividing a financial institution’s tangible equity capital by its average total consolidated assets. The proposed rule further describes what is included in tangible equity capital and average total consolidated assets. The Bank feels that should this rule be adopted in a substantially similar format to the proposed rule, it would greatly ease the process of determining the Bank’s capital requirements.
Many aspects of the Dodd-Frank Act are subject to rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on us. In addition, the Economic Growth Act modifies several provisions in

Page-9

the Dodd-Frank Act, but the modifications are subject to implementing regulations. Although the reforms primarily target systemically important financial service providers, the Dodd-Frank Act’s influence has impacted and is expected to continue to impact smaller institutions over time. We will continue to evaluate the effect of the Dodd-Frank Act; however, in many respects, the ultimate impact of the Dodd-Frank Act will not be fully known for years, and no current assurance may be given that the Dodd-Frank Act, or any other new legislative changes, will not have a negative impact on the results of operations and financial condition of the Company and the Bank.

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

Incentive Compensation

The Dodd-Frank Act required federal bank regulators and the Securities and Exchange Commission ("SEC") to establish joint regulations or guidelines prohibiting incentive-based payment arrangements that encourage inappropriate risks by providing an executive officer, employee, director or principal stockholder with excessive compensation, fees, or benefits or that could lead to material financial loss to the entity. These regulations apply to institutions having at least $1 billion in total assets. In addition, regulators must establish regulations or guidelines requiring enhanced disclosure to regulators of incentive-based compensation arrangements. The agencies have not finalized regulations proposed in April 2016. If adopted, the proposed regulations could place limits on the manner in which we structure our executive compensation.

The Federal Reserve reviews, as part of the regular, risk-focused examination process, the incentive compensation arrangements of banking organizations. The Federal Reserve tailors their reviews for each organization based on the scope and complexity of the organization’s activities and the prevalence of incentive compensation arrangements. The findings of the supervisory initiatives are included in reports of examination. Deficiencies, if any, are incorporated into the organization’s supervisory ratings, which can affect the organization’s ability to make acquisitions and take other actions. Enforcement actions may be taken against a banking organization if its incentive compensation arrangements, or related risk management control or governance processes, pose a risk to the organization’s safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies.

Page-10

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

Corporate Secretary
Bank of Marin Bancorp
504 Redwood Boulevard, Suite 100
Novato, CA 94947
415-763-4523
These materials are also available at the SEC’s internet website (https://www.sec.gov).

ITEM 1A      RISK FACTORS

We assume and manage a certain degree of risk in order to conduct our business. The material risks and uncertainties that Management believes may affect our business are listed below and in ITEM 7A, Quantitative and Qualitative Disclosure about Market Risk. The list is not exhaustive; additional risks and uncertainties that Management is not aware of, or focused on, or currently deems immaterial may also impair business operations. If any of the following risks, or risks that have not been identified, actually occur, our financial condition, results of operations, and stock trading price could be materially and adversely affected. We manage these risks by promoting sound corporate governance practices, which include but are not limited to, establishing policies and internal controls, and implementing internal review processes. Before making an investment decision, investors should carefully consider the risks, together with all of the other information included or incorporated by reference in this Annual Report on Form 10-K and our other filings with the SEC. This report is qualified in its entirety by these risk factors.

Earnings are Significantly Influenced by General Business and Economic Conditions

Our success depends, to a certain extent, on local, national and global economic and political conditions. Unlike larger national or other regional banks that are more geographically diversified, we provide banking and financial services to customers primarily in the State of California with particular focus on the local markets in the San Francisco Bay Area. The local economic conditions in this area have a significant impact on the demand for our products and services as well as the ability of our customers to repay loans, the value of the collateral securing loans and the stability of our deposits as our primary funding source. Economic pressure on consumers and uncertainty regarding the sustainability of economic improvements may result in changes in consumer and business spending, borrowing and saving habits, which may affect the demand for loans and other products and services we offer. Further, loan defaults that adversely affect our earnings correlate highly with deteriorating economic conditions (such as the unemployment rate), which impact our borrowers' creditworthiness. In addition, international trade disputes, inflation risks, oil price volatility, the level of U.S. debt and global economic conditions could destabilize financial markets in which we operate. Lastly, actions of the Federal Open Market Committee ("FOMC") of the Federal Reserve could cause stock market volatility, which we observed in late 2018.

Interest Rate Risk is Inherent in Our Business

Our earnings are largely dependent upon our net interest income, which is the difference between interest income earned on interest-earning assets, such as loans and securities, and interest expense paid on interest-bearing liabilities, such as deposits and borrowed funds. Interest rates are sensitive to many factors outside of our control, including general economic conditions and the policies of various governmental and regulatory agencies and, in particular, the FOMC, which regulates the supply of money and credit in the United States. Changes in monetary policy, including changes in interest rates, can influence not only the interest we receive on loans and securities and interest we pay on deposits and borrowings, but can also affect (i) our ability to originate loans and obtain deposits, (ii) the fair value of our financial assets and liabilities, and (iii) the duration of our securities and loan portfolios. Our portfolio of loans

Page-11

and securities will generally decline in value if market interest rates increase, and increase in value if market interest rates decline. In addition, our loans and callable mortgage-backed securities are also subject to prepayment risk when interest rates fall, and the borrowers' credit risk may increase in rising rate environments. Factors such as inflation, productivity, oil prices, unemployment rates, and global demand play a role in the FOMC's consideration of future rate adjustments. In January 2019, the FOMC indicated that it will be patient with future rate hikes in light of global economic and financial uncertainties and muted inflation pressures and might plan to stop reducing the Federal Reserve’s asset holdings in late 2019.

Our net interest income is vulnerable to a falling or flat rate environment and will benefit if the prevailing market interest rates increase in the long-term. However, a rise in index rates leads to lower debt service coverage of variable rate loans if the borrower's operating cash flow does not also rise. This creates a paradox of an improving economy (leading to higher interest rates) with increased credit risk as short-term rates move up faster than the cash flow or income of the borrowers. Higher interest rates may also depress loan demand, making it more difficult for us to grow loans.

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

Banks and Bank Holding Companies are Subject to Extensive Government Regulation and Supervision

Bancorp and the Bank are subject to extensive federal and state governmental supervision, regulation and control. Holding company regulations affect the range of activities in which Bancorp is engaged. Banking regulations affect the Bank's lending practices, capital structure, investment practices, dividend policy, and compliance costs among other things. Compliance risk is the current and prospective risk to earnings or capital arising from violations of, or non-conformance with, laws, rules, regulations, prescribed practices, internal policies and procedures, or ethical standards set forth by regulators. Compliance risk also arises in situations where the laws or rules governing certain bank products or activities of our clients may be ambiguous or untested. This risk exposes Bancorp and the Bank to potential fines, civil money penalties, payment of damages and the voiding of contracts. Compliance risk can lead to diminished reputation, reduced franchise value, limited business opportunities, reduced expansion potential and an inability to enforce contracts. The Bank manages these risks through its extensive compliance plan, policies and procedures. For further information on supervision and regulation, see the section captioned “SUPERVISION AND REGULATION” in ITEM 1 of this report.

Competition with Other Financial Institutions to Attract and Retain Banking Customers

We are facing significant competition for customers from other banks and financial institutions located in the markets that we serve. We compete with commercial banks, savings institutions, credit unions, non-bank financial services companies, including financial technology firms, and other financial institutions operating within or near our service areas. Some of our non-bank competitors and peer-to-peer lenders may not be subject to the same extensive regulations as we are, giving them greater flexibility in competing for business. We anticipate intense competition will continue for the coming year due to the consolidation of many financial institutions and more changes in legislation, regulation and technology. National and regional banks much larger than our size have entered our market through acquisitions and they may be able to benefit from economies of scale through their wider branch networks, more prominent national advertising campaigns, lower cost of borrowing, capital market access and sophisticated technology infrastructures. Further, intense competition for creditworthy borrowers could lead to pressure for loan rate concessions and affect our ability to generate profitable loans.

Going forward, we may see continued competition in the industry as competitors seek to expand market share in our core markets. Further, our customers may withdraw deposits to pursue alternative investment opportunities in the recent bullish equity market. Technology and other changes have made it more convenient for bank customers to transfer funds into alternative investments or other deposit accounts such as online virtual banks and non-bank service providers. Efforts and initiatives we may undertake to retain and increase deposits, including deposit pricing, can increase our costs. Based on our current strong liquidity position, our adjustment to deposit pricing has lagged the market in a rising interest rate environment. If our customers move money into higher yielding deposits or alternative investments, we may lose a relatively inexpensive source of funds, thus increasing our funding costs through more expensive wholesale borrowings.

Page-12

Activities of Our Large Borrowers and Depositors May Cause Unexpected Volatilities in Our Loan and Deposit Balances, as well as Net Interest Margin

Rising real estate values in the Bay Area market have motivated some of our borrowers to sell real estate that collateralized our loans, contributing to loan payoff activity. Payoffs of loans originated during a higher interest rate environment may be replaced by new loans with lower interest rates, causing downward pressure on our net interest margin. In addition, the top ten depositor relationships accounted for approximately 11% of our total deposit balances at December 31, 2018. The business models and cash cycles of some of our large commercial depositors may also cause short-term volatility in their deposit balances held with us. As our customers' businesses grow, the dollar value of their daily activities may also grow leading to larger fluctuations in daily balances. Any long-term decline in deposit funding would adversely affect our liquidity. For additional information on our management of deposit volatility, refer to the Liquidity section of ITEM 7, Management's Discussion and Analysis, of this report.

Negative Conditions Affecting Real Estate May Harm Our Business and Our Commercial Real Estate ("CRE") Concentration May Heighten Such Risk

Concentration of our lending activities in the California real estate sector could negatively affect our results of operations if adverse changes in our lending area occur. Although we do not offer traditional first mortgages, nor have sub-prime or Alt-A residential loans or significant amounts of securities backed by such loans in the portfolio, we are not immune to volatility in those markets. As of December 31, 2018, approximately 88% of our loans were secured by real estate, of which 67% were secured by CRE and the remaining 21% by residential real estate. Real estate valuations are influenced by demand, and demand is driven by economic factors such as employment rates and interest rates.

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

Rising CRE lending concentrations may expose institutions to unanticipated earnings and capital volatility in the event of adverse changes in the CRE market. Concentration risk exists when financial institutions deploy too many assets to any one industry or segment. Concentration stemming from commercial real estate is one area of regulatory concern. The CRE Concentration Guidance provides supervisory criteria, including the following numerical indicators, to assist bank examiners in identifying banks with potentially significant commercial real estate loan concentrations that may warrant greater supervisory scrutiny: (i) commercial real estate loans exceeding 300% of capital and increasing 50% or more in the preceding three years; or (ii) construction and land development loans exceeding 100% of capital. The CRE Concentration Guidance does not limit banks’ levels of commercial real estate lending activities, but rather guides institutions in developing risk management practices and levels of capital that are commensurate with the level and nature of their commercial real estate concentrations. As of December 31, 2018, using regulatory definitions in the CRE Concentration Guidance, our CRE loans represented 340% of our total risk-based capital. We are actively working to manage our CRE concentration and we have discussed the CRE Concentration Guidance with the regulatory agencies and believe that our underwriting policies, management information systems, independent credit administration process, and monitoring of real estate loan concentrations are currently sufficient to address the CRE Concentration Guidance.

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

Page-13

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. Under the new guidance, entities will be required to measure expected credit losses by utilizing forward-looking information to assess an entity's allowance for credit losses. The measurement of expected credit losses will be based on historical experience, current conditions and reasonable and supportable forecasts that affect the collectability of a credit over its remaining life. In addition, the ASU amends the accounting for potential credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Refer to Note 1 to the Consolidated Financial Statements in ITEM 8 for further information.

Securities May Lose Value due to Credit Quality of the Issuers

We invest in significant portions of investment securities issued by government-sponsored enterprises ("GSE"), such as Federal Home Loan Bank ("FHLB"), Federal National Mortgage Association (“FNMA”), Federal Home Loan Mortgage Corporation ("FHLMC"), and Federal Farm Credit Banks Funding Corporation. We also hold mortgage-backed securities (“MBS”) issued by FNMA and FHLMC. While we consider FNMA and FHLMC securities to have low credit risk as they carry the explicit backing of the U.S. Government due to conservatorship, they are not direct obligations of the U.S. Government. GSE debt is sponsored but not guaranteed by the federal government and carries implicit backing, whereas government agencies such as Government National Mortgage Association ("GNMA") are divisions of the government whose securities are backed by the full faith and credit of the U.S. Government.

Since 2008, both FNMA and FHLMC have been under a U.S. Government conservatorship. As a result, securities issued by FNMA and FHLMC have benefited from this government support. However, housing finance reform may be introduced to end GSE status, place FNMA and FHLMC into receivership and replace them with multiple mortgage guarantors, which could impact the fair value of our securities issued or guaranteed by these entities. Although Congress has taken steps to improve regulation and consumer protection related to the housing finance system (e.g., Dodd-Frank Act), FNMA and FHLMC have entered their eleventh year of U.S. Government conservatorship. While Congress has considered numerous proposals to end the conservatorship, at the date of this report, its future and ultimate impact on the financial markets and our investments in GSE's are uncertain. For example, if the government support is phased-out or completely withdrawn; if the reduction in Federal Reserve's holdings of treasury and agency securities continues; or, if either FNMA or FHLMC comes under financial stress or suffers creditworthiness deterioration, the value of our investments may be significantly impacted.

Page-14

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

Page-15

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

The Value of Goodwill and Other Intangible Assets May Decline in the Future

As of December 31, 2018, we had goodwill totaling $30.1 million and a core deposit intangible asset totaling $5.6 million from business acquisitions. A significant decline in expected future cash flows, a significant adverse change in the business climate, slower growth rates or a significant and sustained decline in the price of our common stock could necessitate taking charges in the future related to the impairment of goodwill or other intangible assets. If we were to conclude that a future write-down of goodwill or other intangible assets is necessary, we would record the appropriate charge, which could have a material adverse effect on our business, financial condition and results of operations.

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

Risks Associated with Cybersecurity Could Negatively Affect Our Earnings and Reputation

Our business requires the secure management of sensitive client and bank information. We work diligently to implement security measures that intend to make our communications and information systems safe to conduct business. Cyber threats such as social engineering, ransomware, and phishing emails are more prevalent now than ever before. These incidents include intentional and unintentional events that may present threats designed to disrupt operations, corrupt data, release sensitive information or cause denial-of-service attacks. A cybersecurity breach of systems operated by the Bank, merchants, vendors, customers, or externally publicized breaches of other financial institutions may significantly harm our reputation, result in a loss of customer business, subject us to regulatory scrutiny, or expose us to civil litigation and financial liability. While we have systems and procedures designed to prevent security breaches,

Page-16

we cannot be certain that advances in criminal capabilities, physical system or network break-ins or inappropriate access will not compromise or breach the technology protecting our networks or proprietary client information. If a material security breach were to occur, the Bank has policies and procedures in place to ensure timely disclosure.

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

Page-17

A Lack of Liquidity could Adversely Affect our Operations and Jeopardize our Business, Financial Condition and Results of Operations

Liquidity is essential to our business. We rely on our ability to generate deposits and effectively manage the repayment and maturity schedules of our loans and investment securities, respectively, to ensure that we have adequate liquidity to fund our operations. An inability to raise funds through deposits, borrowings, securities sales, Federal Home Loan Bank advances, the sale of loans and other sources could have a substantial negative effect on our liquidity. Our most important source of funds consists of deposits. Deposit balances can decrease when customers perceive alternative investments as providing a better risk/return trade-off. If customers move money out of bank deposits and into other investments, then we would lose a relatively low-cost source of funds, increasing our funding costs and reducing our net interest income and net income.

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

Changes to, or Elimination of, London Interbank Offered Rate (“LIBOR”) Could Adversely Affect our Financial Instruments with Interest Rates Currently Indexed to LIBOR

In 2017, the Financial Conduct Authority of the United Kingdom (the “FCA”) announced its intention to cease sustaining LIBOR after 2021.  While the FCA came to an agreement with panel banks to continue receiving submissions to LIBOR until the end of 2021, it is not possible to predict whether and how credible LIBOR will be as an acceptable market benchmark.  The FCA is encouraging due diligence and implementation of alternative rates prior to the phase out of LIBOR.  While there is no consensus on what rate or rates may become accepted alternatives to LIBOR, the Alternative Reference Rates Committee (“ARRC”), a steering committee comprised of U.S. financial market participants, selected by the Federal Reserve Bank of New York, began to publish the Secured Overnight Financing Rate (“SOFR”) as an alternative to LIBOR. SOFR is a broad measure of the cost of overnight borrowings collateralized by Treasury securities selected by the ARRC. Hence, SOFR is a risk-free rate, while LIBOR is a risk-based rate. Therefore, a spread adjustment is required and will most likely be recommended by a relevant governmental body (such as ARRC). Such language has yet to be published and it is unknown to us whether during the transition period, banks like us will be permitted to retain LIBOR as a reference rate, be required to amend contracts to reference SOFR without economic impact (market, legal and documentation costs), or be allowed to amend the definition of LIBOR through a specific grandfathering protocol.

We have floating rate loans and investment securities, interest rate swap agreements and subordinated debentures whose interest rates are indexed to LIBOR that mature after December 31, 2021.  The transition from LIBOR could create additional costs as well as economic and reputation risk. We cannot predict any unfavorable effect the chosen alternative index may have on financial instruments currently indexed to LIBOR.

ITEM 1B      UNRESOLVED STAFF COMMENTS

None

Page-18

ITEM 2     PROPERTIES

We lease our corporate headquarters building in Novato, California, which houses loan production, operations, Wealth Management & Trust and administration.  We lease branch and office facilities within our primary market areas in the cities of Corte Madera, San Rafael, Novato, Sausalito, Mill Valley, Tiburon, Greenbrae, Petaluma, Santa Rosa, Healdsburg, Sonoma, Napa, San Francisco, Alameda, Oakland, and Walnut Creek.  For additional information on properties, see Notes 4 and 12 to the Consolidated Financial Statements included in ITEM 8 of this report.

ITEM 3         LEGAL PROCEEDINGS

Bancorp may be party to legal actions that arise from time to time as part of the normal course of business. Bancorp's Management is not aware of any pending legal proceedings to which either it or the Bank may be a party or has recently been a party that will have a material adverse effect on the financial condition or results of operations of Bancorp or the Bank.

The Bank is responsible for its proportionate share of certain litigation indemnifications provided to Visa U.S.A. by its member banks in connection with lawsuits related to anti-trust charges and interchange fees. Because Visa funded a litigation escrow account to insulate member banks from financial liability, we do not expect to make any cash settlement payments as a result of Visa's litigation. For further details, see Note 12 to the Consolidated Financial Statements in ITEM 8 of this report.

ITEM 4      MINE SAFETY DISCLOSURES

Not applicable.

Page-19

PART II

ITEM 5      MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders

Bancorp common stock trades on the NASDAQ Capital Market under the symbol BMRC. On October 22, 2018, Bancorp announced a two-for-one stock split, which occurred on November 27, 2018. All share and per share data have been adjusted to reflect the stock split effective November 27, 2018. At February 28, 2019, 13,806,416 shares of Bancorp's common stock, no par value, were outstanding and held by approximately 2,900 holders of record and beneficial owners.

Five-Year Stock Price Performance Graph

The following graph, compiled by S&P Global Market Intelligence of New York, New York, shows a comparison of cumulative total shareholder return on our common stock during the five fiscal years ended December 31, 2018 compared to the Russell 2000 Stock index and the SNL Bank $1B - $5B Index. The comparison assumes the investment of $100 in our common stock on December 31, 2013 and the reinvestment of all dividends. The graph represents past performance and does not indicate future performance. In addition, total return performance results vary depending on the length of the performance period.

Total Return Performance
Bank of Marin Bancorp
Russell 2000 Index
SNL Banks $1B-$5B Index
Index Value
250
200
150
100
50
12/31/13
12/31/14
12/31/15
12/31/16
12/31/17
12/31/18

	2013	2014	2015	2016	2017	2018
Bank of Marin Bancorp (BMRC)	100.00	123.34	127.50	169.97	168.53	207.70
Russell 2000 Index	100.00	104.89	100.26	121.63	139.44	124.09
SNL Bank $1B - $5B Index [1]	100.00	104.56	117.04	168.38	179.51	157.27
Source: S&P Global Market Intelligence
1 Includes all major exchange (NYSE, NYSE MKT, and Nasdaq) banks in S&P Global's coverage universe with $1 billion to $5 billion in assets as of the most recent available financial data.

Page-20

Shareholder Rights Agreement

On July 6, 2017, Bancorp executed a shareholder rights agreement (“Rights Agreement”), which is designed to discourage takeovers that involve abusive tactics or do not provide fair value to shareholders. For further information, see Note 8 to the Consolidated Financial Statements, under the heading “Preferred Stock and Shareholder Rights Plan” in ITEM 8 of this report.

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes information as of December 31, 2018, with respect to equity compensation plans. All plans have been approved by the shareholders.

	Shares to be issued upon exercise of outstanding options[1]	Weighted average exercise price of outstanding options	Shares remaining available for future issuance [2]
Equity compensation plans approved by shareholders	425,700	$25.01	1,262,182
1 Represents shares of common stock issuable upon exercise of outstanding options under the Bank of Marin Bancorp 2017 Equity Plan and 2007 Equity Plan.
2 Represents remaining shares of common stock available for future grants under the 2017 Equity Plan and the 2010 Director Stock Plan, excluding 425,700 shares to be issued upon exercise of outstanding options and 383,870 shares available to be issued under the Employee Stock Purchase Plan.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On April 23, 2018, Bancorp announced that its Board of Directors approved a Share Repurchase Program under which Bancorp may repurchase up to $25.0 million of its outstanding common stock through May 1, 2019. From April 23, 2018 to December 31, 2018, Bancorp repurchased 171,217 shares at an average price of $40.92 and a total cost of $7.0 million. The following table reflects purchases under the Share Repurchase Program for the periods presented. For further information, see Note 8 to the Consolidated Financial Statements, under the heading “Share Repurchase Program” in ITEM 8 of this report.

(in thousands, except per share data)	Total Number of Shares Purchased [1]	Average Price Paid per Share [1]	Total Number of Shares Purchased as Part of Publicly Announced Programs [1]	Approximate Dollar Value That May yet Be Purchased Under the Program
Period
April 23-30, 2018	—	$—	—	$25,000
May 1-31, 2018	2,796	37.03	2,796	24,896
June 1-30, 2018	—	—	—	24,896
July 1-31, 2018	—	—	—	24,896
August 1-31, 2018	8,888	44.43	8,888	24,501
September 1-30, 2018	24,202	42.99	24,202	23,460
October 1-30, 2018	29,890	40.68	29,890	22,244
November 1-30, 2018	34,754	42.10	34,754	20,779
December 1-31, 2018	70,687	39.44	70,687	17,988
Total	171,217	$40.92	171,217
1 Share and per share data have been adjusted to reflect the two-for-one stock split effective November 27, 2018.

Page-21

ITEM 6        SELECTED FINANCIAL DATA

The following data has been derived from the audited consolidated financial statements of Bank of Marin Bancorp. For additional information, refer to ITEM 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and ITEM 8, Financial Statements and Supplementary Data.

	At December 31,
(in thousands)	2018	2017	2016	2015	2014
Selected financial condition data:
Total assets	$2,520,892	$2,468,154	$2,023,493	$2,031,134	$1,787,130
Loans, net	1,748,043	1,663,246	1,471,174	1,436,299	1,348,252
Deposits	2,174,840	2,148,670	1,772,700	1,728,226	1,551,619
Borrowings	9,640	5,739	5,586	72,395	20,185
Stockholders' equity	316,407	297,025	230,563	214,473	200,026
	For the Years Ended December 31,
(dollars in thousands, except per share data)	2018	2017	2016	2015	2014
Selected operating data:
Net interest income	$91,544	$74,852	$73,161	$67,187	$70,441
Provision for (reversal of) loan losses	—	500	(1,850)	500	750
Non-interest income	10,139	8,268	9,161	9,193	9,041
Non-interest expense [1]	58,266	53,782	47,692	46,949	47,263
Net income [1]	32,622	15,976	23,134	18,441	19,771
Net income per common share:[6]
Basic	$2.35	$1.29	$1.90	$1.55	$1.68
Diluted	$2.33	$1.27	$1.89	$1.52	$1.65
	At or for the Years Ended December 31,
	2018	2017	2016	2015	2014
Performance and other financial ratios:
Return on average assets	1.31%	0.75%	1.15%	0.98%	1.08%
Return on average equity	10.73%	6.49%	10.23%	8.84%	10.31%
Tax-equivalent net interest margin [2]	3.90%	3.80%	3.91%	3.83%	4.13%
Efficiency ratio	57.30%	64.70%	57.93%	61.47%	59.46%
Loan-to-deposit ratio	81.10%	78.14%	83.86%	83.97%	87.87%
Cash dividend payout ratio on common stock [3]	27.23%	43.41%	26.84%	29.03%	23.81%
Cash dividends per common share [6]	$0.64	$0.56	$0.51	$0.45	$0.40
Asset quality ratios:
Allowance for loan losses to total loans	0.90%	0.94%	1.04%	1.03%	1.11%
Allowance for loan losses to non-performing loans [4]	22.71x	38.88x	106.5x	6.88x	1.61x
Non-performing loans to total loans [4]	0.04%	0.02%	0.01%	0.15%	0.69%
Capital ratios:
Equity to total assets ratio	12.55%	12.03%	11.39%	10.60%	11.20%
Tangible common equity to tangible assets [5]
Total capital (to risk-weighted assets)	14.93%	14.91%	14.32%	13.37%	13.94%
Tier 1 capital (to risk-weighted assets)	14.10%	14.04%	13.37%	12.44%	12.87%
Tier 1 capital (to average assets)	11.54%	12.13%	11.39%	10.67%	10.62%
Common equity Tier 1 capital (to risk-weighted assets)	13.98%	13.75%	13.07%	12.16%	N/A
Other data:
Number of full service offices	23	23	20	20	21
Full time equivalent employees	290	291	262	259	260
1 2018, 2017 and 2014 included $962 thousand, $2.2 million, $746 thousand, respectively, in merger-related expenses.
2 Tax-equivalent net interest margin is computed by dividing taxable equivalent net interest income, which is adjusted for taxable equivalent income on tax-exempt loans and securities based on federal statutory rate of 21% in 2018 and 35% in years prior to 2018, by total average interest-earning assets.
3 Calculated as dividends on common shares divided by basic net income per common share.
4 Non-performing loans include loans on non-accrual status and loans past due 90 days or more and still accruing interest.
5 Tangible common equity to tangible assets is considered to be a meaningful non-GAAP financial measure of capital adequacy and is useful for investors to assess Bancorp's ability to absorb potential losses. Tangible common equity includes common stock, retained earnings and unrealized gains (losses) on available-for sale securities, net of tax, less goodwill and intangible assets of $281 million, $260 million, $222 million, $205 million, and $190 million at December 31, 2018, 2017, 2016, 2015, and 2014, respectively. Tangible assets exclude goodwill and intangible assets.
6 Share and per share data have been adjusted to reflect the two-for-one stock split effective November 27, 2018.

Page-22

ITEM 7     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of financial condition as of December 31, 2018 and 2017 and results of operations for each of the years in the two-year period ended December 31, 2018 should be read in conjunction with our consolidated financial statements and related notes thereto, included in Part II ITEM 8 of this report. Average balances, including balances used in calculating certain financial ratios, are generally comprised of average daily balances. All share and per share data have been adjusted to reflect the stock split effective November 27, 2018.

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

Management has determined the following four accounting policies to be critical:

Allowance for Loan Losses: For information regarding our ALLL methodology, the related provision for loan losses, risks related to asset quality and lending activity, see ITEM 1A - Risk Factors, the Allowance for Loan Losses section in ITEM 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations, and Note 1 - Summary of Significant Accounting Policies and Note 3 - Loans and Allowance for Loan Losses in ITEM 8 - Financial Statements and Supplementary Data of this Form 10‑K.

Other-than-temporary Impairment of Investment Securities: For information regarding our investment securities, investment activity, and related risks, see ITEM 1A - Risk Factors, Note 1 - Summary of Significant Accounting Policies and Note 2 - Investment Securities in ITEM 8 - Financial Statements and Supplementary Data of this Form 10-K.

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

Page-23

Executive Summary

Annual earnings were $32.6 million in 2018 compared to $16.0 million in 2017. Diluted earnings were $2.33 per share for the year ended December 31, 2018, compared to $1.27 per share in the same period of 2017.

The following are highlights of operating and financial performance for the year ended December 31, 2018:

•
In 2018, we expanded our footprint in the East Bay and strengthened our team in Sonoma County. We added key people to open a new commercial banking office in Walnut Creek and enhanced our presence in our Santa Rosa market.

•	The Bank achieved loan growth of $84.9 million, or 5.1% in 2018, to $1,763.9 million at December 31, 2018, from $1,679.0 million at December 31, 2017.

•
Strong credit quality remains a cornerstone of the Bank’s consistent performance. Non-accrual loans represented 0.04% of the Bank's loan portfolio as of December 31, 2018. There was no provision for loan losses recorded in 2018 due to continuing high credit quality.

•
Deposits grew by $26.1 million to $2,174.8 million at December 31, 2018, compared to $2,148.7 million at December 31, 2017. Non-interest bearing deposits grew by $51.9 million in 2018 and made up 49% of total deposits at year-end. For the full year 2018, cost of total deposits remained low at 0.10% despite the higher interest rate environment, compared to 0.07% in 2017.

•
Net interest income totaled $91.5 million and $74.9 million in 2018 and 2017, respectively. The increase of $16.6 million in 2018 was primarily due to a $337.7 million increase in average earning assets. Additionally, higher yields on loans, investment securities and interest-bearing cash positively impacted interest income. The tax-equivalent net interest margin increased to 3.90% in 2018 compared to 3.80% in 2017 for the same reasons, despite the 0.04% negative impact from the early redemption of a subordinated debenture.

•
Pre-tax net income in 2018 was $43.4 million, up $14.6 million, or 50.6% over 2017 pretax net income of $28.8 million. Higher average balances and yields on both loans and investment securities favorably impacted earnings in the current year.

•	The efficiency ratio was 57.3% in 2018, down from 64.7% in 2017.

•	For the year ended December 31, 2018, return on assets was 1.31% and return on equity was 10.73%.

•	All capital ratios exceed regulatory requirements. The total risk-based capital ratio for Bancorp was 14.9% at both December 31, 2018 and December 31, 2017.

•
On April 23, 2018, Bancorp announced that its Board of Directors approved a Share Repurchase Program under which Bancorp may repurchase up to $25.0 million of its outstanding common stock through May 1, 2019. During 2018, Bancorp repurchased 171,217 shares for a total amount of $7.0 million.

•	On October 22, 2018, Bancorp announced a two-for-one stock split, which occurred on November 27, 2018.

•
The Board of Directors declared a cash dividend of $0.19 per share on January 25, 2019, a $0.015 increase from the prior quarter. This was the 55th consecutive quarterly dividend paid by Bank of Marin Bancorp. Since August 2005, Bancorp's average annual dividend growth rate has been 10.2%. The cash dividend was paid on February 15, 2019 to shareholders of record at the close of business on February 8, 2019.

Looking forward into the new year, with a low cost and stable deposit base, solid opportunities for loan growth, and our unwavering commitment to relationship banking, we are well-positioned to carry our successful performance into 2019. We have ample liquidity and capital to support organic growth and acquisitions in coming years. Acquisitions remain a component of our strategic plan and we will continue to evaluate merger and acquisition opportunities that fit with our culture and add value for our shareholders. Our disciplined credit culture and relationship-focused banking continue to be critical components of our success.

Page-24

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

Table 1 Average Statements of Condition and Analysis of Net Interest Income
	Year ended			Year ended
	December 31, 2018			December 31, 2017
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in thousands; unaudited)	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Interest-bearing due from banks [1]	$78,185	$1,461	1.84%	$80,351	$995	1.22%
Investment securities [2,3]	566,883	14,512	2.56%	419,873	9,732	2.32%
Loans [1,3,4]	1,704,390	80,406	4.65%	1,511,503	68,562	4.47%
Total interest-earning assets [1]	2,349,458	96,379	4.05%	2,011,727	79,289	3.89%
Cash and non-interest-bearing due from banks	41,595			42,511
Bank premises and equipment, net	8,021			8,411
Interest receivable and other assets, net	86,709			63,301
Total assets	$2,485,783			$2,125,950
Liabilities and Stockholders' Equity
Interest-bearing transaction accounts	$143,706	$226	0.16%	$105,544	$108	0.10%
Savings accounts	178,907	72	0.04%	167,190	66	0.04%
Money market accounts	612,372	1,355	0.22%	542,592	555	0.10%
Time accounts, including CDARS	137,339	542	0.39%	146,069	576	0.39%
FHLB and overnight borrowings [1]	105	2	2.03%	1	—	1.75%
Subordinated debentures [1]	5,025	1,339	26.29%	5,664	439	7.65%
Total interest-bearing liabilities	1,077,454	3,536	0.33%	967,060	1,744	0.18%
Demand accounts	1,085,870			899,289
Interest payable and other liabilities	18,514			13,506
Stockholders' equity	303,945			246,095
Total liabilities & stockholders' equity	$2,485,783			$2,125,950
Tax-equivalent net interest income/margin [1]		$92,843	3.90%		$77,545	3.80%
Reported net interest income/margin [1]		$91,544	3.84%		$74,852	3.67%
Tax-equivalent net interest rate spread			3.72%			3.71%

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

Page-25

Table 2     Analysis of Changes in Net Interest Income

The following table presents the effects of changes in average balances (volume) or changes in average rates on tax- equivalent net interest income for the years indicated. Volume variances are equal to the increase or decrease in average balances multiplied by prior period rates. Rate variances are equal to the increase or decrease in rates multiplied by prior period average balances. Mix variances are attributable to the change in yields or rates multiplied by the change in average balances.

	2018 compared to 2017
(in thousands, unaudited)	Volume	Yield/Rate	Mix	Total
Interest-bearing due from banks	$(27)	$507	$(14)	$466
Investment securities [1]	3,408	1,016	356	4,780
Loans [1]	8,749	2,745	350	11,844
Total interest-earning assets	12,130	4,268	692	17,090
Interest-bearing transaction accounts	39	58	21	118
Savings accounts	5	1	—	6
Money market accounts	71	645	84	800
Time accounts, including CDARS	(34)	2	(2)	(34)
FHLB borrowings and overnight borrowings	2	—	—	2
Subordinated debentures	(50)	1,070	(120)	900
Total interest-bearing liabilities	33	1,776	(17)	1,792
	$12,097	$2,492	$709	$15,298
[1] Yields and interest income on tax-exempt securities and loans are presented on a taxable-equivalent basis using the federal statutory rate of 21% in 2018 and 35% in 2017.

2018 Compared to 2017

Net interest income totaled $91.5 million and $74.9 million in 2018 and 2017, respectively. The increase of $16.6 million, or 22.2% in 2018 was primarily due to a $337.7 million, or 16.8%, increase in average earning assets and higher average yields across all earning asset categories, partially offset by $916 thousand in accelerated discount accretion from the early redemption of one high-rate subordinated debenture assumed in the NorCal Community Bancorp acquisition. This transaction removed a high cost source of borrowing and the Bank will benefit from reduced interest expense going forward. While we do not plan to redeem the remaining subordinated debenture in the short-term, we may early redeem it in the future depending on changes in rates and our capital position. The tax-equivalent net interest margin increased ten basis points to 3.90% in 2018 compared to 3.80% in 2017 for the same reasons, despite the 0.04% negative impact from the early redemption of a subordinated debenture.

The yield on average interest-earning assets increased sixteen basis points in 2018 compared to 2017. The loan portfolio as a percentage of average interest-earning assets, decreased to 72.5% in 2018, from 75.1% in 2017. Investment securities increased to 24.1% of average interest-earning assets in 2018, compared to 20.9% in 2017.

Market Interest Rates

Market interest rates are, in part, based on the target federal funds interest rate (the interest rate banks charge each other for short-term borrowings) implemented by the Federal Reserve Open Market Committee ("FOMC"). Actions by the FOMC to increase the target federal funds rate by 25 basis points in December 2015, December 2016, March 2017, June 2017, December 2017, March 2018, June 2018, September 2018 and December 2018 have positively impacted yields on our rate sensitive interest-earning assets. The increase in December 2018, to the current target range for the federal funds rate of 2.25% to 2.50%, was the ninth rate hike since 2008. If interest rates continue to rise, we anticipate that our net interest income will increase over time. While short-term interest rates have risen and improved the Bank’s yields on prime-rate adjustable assets, the yield curve flattened in 2018 with less movement in longer-term rates that influence pricing for fixed-rate lending activities. In its January 2019 meeting, the FOMC indicated that it will be patient with future rate hikes in light of global economic and financial uncertainties and muted inflation pressures and might plan to stop reducing the Federal Reserve’s asset holdings in late 2019.

Page-26

Impact of Acquired Loans on Net Interest Margin

Early payoffs or prepayments of our acquired loans with significant unamortized purchase discount/premium could result in volatility in our net interest margin. Accretions and gains on payoffs of purchased loans are recorded in interest income. As our acquired loans from prior acquisitions continue to pay off, we expect accretion income from these loans to continue to decline. The positive affect on our net interest margin during the past two years was as follows:

	Years ended December 31,
	2018		2017
(dollars in thousands; unaudited)	Dollar Amount	Basis point affect on net interest margin	Dollar Amount	Basis point affect on net interest margin
Accretion on purchased credit impaired ("PCI") loans	$320	1 bps	$331	2 bps
Accretion on non-PCI loans	$487	2 bps	$571	3 bps
Gains on payoffs of PCI loans	$135	1 bps	$184	1 bps

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

We recorded no provision for loan losses in 2018, compared to $500 thousand in 2017. The allowance for loan losses was 0.90% and 0.94% of loans at December 31, 2018 and 2017, respectively. The lack of a provision for loan losses in 2018 and the decrease in the allowance ratio was primarily due to a $15.3 million decrease in classified loans, resulting from two borrowing relationships whose risk grades were upgraded from substandard to special mention in the second quarter of 2018. This reduction was offset by general allowances resulting from loan growth, refinement of certain loan concentration qualitative factors, and an increase in specific reserves for impaired loans. The allowance for loan losses excluding acquired loans was 0.98% and 1.06% of loans at December 31, 2018 and 2017, respectively. Net recoveries totaled $54 thousand in 2018, compared to net charge-offs of $175 thousand in 2017. The 2017 net charge-offs were primarily related to one unsecured commercial loan. See the section captioned “Allowance for Loan Losses” below for further analysis of the provision for loan losses.

Non-interest Income

The table below details the components of non-interest income.

Table 3 Components of Non-Interest Income
	Years ended		2018 compared to 2017
	December 31,		Amount	Percent
(dollars in thousands; unaudited)	2018	2017	Increase (Decrease)	Increase (Decrease)
Service charges on deposit accounts	$1,891	$1,784	$107	6.0%
Wealth Management and Trust Services	1,919	2,090	(171)	(8.2)%
Debit card interchange fees	1,561	1,531	30	2.0%
Merchant interchange fees	378	398	(20)	(5.0)%
Earnings on bank-owned life insurance	913	845	68	8.0%
Dividends on FHLB stock	959	766	193	25.2%
Gains (losses) on investment securities, net	876	(185)	1,061	573.5%
Other income	1,642	1,039	603	58.0%
Total non-interest income	$10,139	$8,268	$1,871	22.6%

Page-27

2018 Compared to 2017

Non-interest income totaled $10.1 million and $8.3 million in 2018 and 2017, respectively. The increase compared to the prior year primarily relates to a $180 thousand Federal Home Loan Bank special dividend, a $442 thousand increase in deposit network income (included in other income) and a $956 thousand pre-tax gain on the sale of 6,500 shares of Visa Inc. Class B restricted common stock, partially offset by $79 thousand in net losses from the sale of available-for-sale investment securities. The Bank sold less than half of its Visa Inc. position to realize recent appreciation in market prices and hedge against market volatility. Currently, we do not intend to sell our remaining shares of Visa Inc. Class B stock, but will consider future sales depending on the resolution of the related Visa litigation (as discussed in Note 12 to the Consolidated Financial Statements in ITEM 8 of this report) and equity market volatility.

Non-interest Expense

The table below details the components of non-interest expense.

Table 4 Components of Non-Interest Expense
	Years ended		2018 compared to 2017
	December 31,		Amount	Percent
(dollars in thousands; unaudited)	2018	2017	Increase (Decrease)	Increase (Decrease)
Salaries and related benefits	$33,335	$29,958	$3,377	11.3%
Occupancy and equipment	5,976	5,472	504	9.2%
Depreciation and amortization	2,143	1,941	202	10.4%
FDIC insurance	756	666	90	13.5%
Data processing	4,358	4,906	(548)	(11.2)%
Professional services	3,317	2,858	459	16.1%
Directors' expense	700	720	(20)	(2.8)%
Information technology	1,023	769	254	33.0%
Provision for losses on off-balance sheet commitments	—	57	(57)	(100.0)%
Other non-interest expense:
Advertising	666	567	99	17.5%
Amortization of core deposit intangible	921	528	393	74.4%
Other expense	5,071	5,340	(269)	(5.0)%
Total other non-interest expense	6,658	6,435	223	3.5%
Total non-interest expense	$58,266	$53,782	$4,484	8.3%

2018 Compared to 2017

In 2018, non-interest expense increased by $4.5 million to $58.3 million. The increase primarily relates to $3.4 million in higher salaries and benefits due to additional personnel (including former Bank of Napa employees), annual merit increases, higher employee insurance and stock based compensation awards reaching retirement eligibility. We expect salaries and benefits to increase in 2019 as we fill certain commercial banking positions. The number of average FTE employees totaled 289 in 2018 and 269 in 2017. The increase in non-interest expense also relates to $1.0 million in consulting expenses related to core processing contract negotiations, higher core deposit intangible amortization and acquisition-related rent. These increases were partially offset by decreases in acquisition-related legal, professional and data processing expenses. Going forward, we expect certain data processing costs to decrease as a result of the contract negotiations. However, these cost savings will be partially offset during the first two quarters of 2019 with additional expenses associated with the implementation of a new mobile banking platform. In addition, for the Bank of Napa acquisition, we do not expect to incur any additional acquisition-related expenses in 2019.

Provision for Income Taxes

The provision for income taxes totaled $10.8 million at an effective tax rate of 24.9% in 2018, compared to $12.9 million at an effective tax rate of 44.6% in 2017. The decrease in both the provision for income taxes and the effective tax rate from the prior year reflects the reduction in the federal corporate income tax rate from 35% to 21% related to the enactment of the Tax Cuts and Jobs Act of 2017 that was signed into law on December 22, 2017 and became effective January 1, 2018. The 2017 provision for income taxes included a $3.0 million write-down of net deferred tax assets which accounted for 10.5 percentage points of the 2017 effective tax rate of 44.6%. In addition, certain acquisition-

Page-28

related expenses incurred in 2017 were not deductible for tax purposes and added 0.8 percentage points to the 2017 effective tax rate. The resulting reduction in the federal statutory rate was partially offset by the effect of the higher level of pre-tax income in 2018 and elimination or reductions to the deductibility of certain meals, entertainment, parking and transportation expenses due to the Tax Cuts and Jobs Act of 2017. Income tax provisions reflect accruals for taxes at the applicable rates for federal income tax and California franchise tax based upon reported pre-tax income, and adjusted for the effects of all permanent differences between income for tax and financial reporting purposes (such as earnings on tax exempt loans and municipal securities, BOLI, and low-income housing tax credits) as well as transactions with discrete tax effects (such as the exercise of non-qualified stock options, the disqualifying dispositions of incentive stock options and vesting of restricted stock awards). Additional fluctuations in the effective rate from period to period are due to the relationship of net permanent differences to income before tax.

The Tax Cuts and Jobs Act of 2017 includes numerous uncertainties, which will likely require the issuance of new regulations or other interpretive guidance for clarification. Although we believe our assumptions, judgments and estimates are reasonable, changes in tax laws and their interpretation could significantly affect the amounts provided for income taxes in our consolidated financial statements. Going forward, certain provisions of the Tax Cuts and Jobs Act of 2017 may have an unfavorable impact on our tax expenses, including but not limited to 1) the elimination of the exception for performance-based executive compensation resulting in our inability to deduct executive compensation exceeding $1.0 million, and 2) clarification of the definition of a covered employee for excessive employee compensation purposes.

We file a consolidated return in the U.S. Federal tax jurisdiction and a combined return in the State of California tax jurisdiction. There were no ongoing federal or state income tax examinations at the issuance of this report. At December 31, 2018 and 2017, neither the Bank nor Bancorp had accruals for interest or penalties related to unrecognized tax benefits.

FINANCIAL CONDITION

Our assets increased $52.7 million from December 31, 2017 to December 31, 2018. Deposits increased by $26.1 million and loan growth for 2018 was $84.9 million.

Investment Securities

We maintain an investment securities portfolio to provide liquidity and to generate earnings on funds that have not been loaned to customers. Management determines the maturities and types of securities to be purchased based on liquidity, the interest rate risk position, and the desire to attain a reasonable investment yield balanced with risk exposure. Table 5 shows the composition of the debt securities portfolio by expected maturity at December 31, 2018 and 2017. Expected maturities differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties. We estimate and update expected maturity dates regularly based on current and historical prepayment speeds. The weighted average life of the investment portfolio at December 31, 2018 and 2017 was approximately five years.

Page-29

Table 5 Investment Securities

December 31, 2018	Within 1 Year		1-5 Years		5-10 Years		After 10 Years		Total
(dollars in thousands; unaudited)	AmortizedCost[1]	Average Yield[2]	AmortizedCost[1]	Average Yield[2]	AmortizedCost[1]	Average Yield[2]	AmortizedCost[1]	Average Yield[2]	AmortizedCost[1]	Fair Value	Average Yield[2]
Held-to-maturity:
State and municipal[3]	$7,557	3.78%	$3,554	4.93%	$—	—%	$—	—%	$11,111	$11,216	4.14%
MBS/CMOs issued by U.S. government agencies	—	—	39,929	2.16	83,461	2.53	22,705	2.51	146,095	142,678	2.43
Total held-to-maturity	7,557	3.78	43,483	2.38	83,461	2.53	22,705	2.51	157,206	153,894	2.55

Available-for-sale:
MBS/CMOs issued by U.S. government agencies	5,927	1.73	135,077	2.51	139,882	3.10	—	—	280,886	278,403	2.79
SBA-backed securities	—	—	2,372	2.77	48,351	2.99	—	—	50,723	50,781	2.98
State and municipal[3]	13,954	1.86	26,640	2.46	37,080	2.56	1,372	4.01	79,046	77,960	2.43
Debentures of government sponsored agencies	—	—	41,460	2.68	11,496	3.35	—	—	52,956	53,018	2.82
Privately issued CMOs	193	3.63	102	4.43	—	—	—	—	295	297	3.91
Corporate bonds	501	2.01	1,503	3.93	—	—	—	—	2,004	2,005	3.45
Total available-for-sale	20,575	1.85	207,154	2.55	236,809	3.01	1,372	4.01	465,910	462,464	2.76
Total	$28,132	2.36%	$250,637	2.52%	$320,270	2.88%	$24,077	2.59%	$623,116	$616,358	2.70%

December 31, 2017	Within 1 Year		1-5 Years		5-10 Years		After 10 Years		Total
(dollars in thousands; unaudited)	AmortizedCost[1]	Average Yield[2]	AmortizedCost[1]	Average Yield[2]	AmortizedCost[1]	Average Yield[2]	AmortizedCost[1]	Average Yield[2]	AmortizedCost[1]	Fair Value	Average Yield[2]
Held-to-maturity:
State and municipal[3]	$7,606	4.64%	$11,293	4.02%	$747	5.18%	$—	—%	$19,646	$19,998	4.31%
MBS/CMOs issued by U.S. government agencies	—	—	26,245	2.18	101,291	2.26	3,850	2.64	131,386	131,034	2.26
Total held-to-maturity	7,606	4.64	37,538	2.74	102,038	2.28	3,850	2.64	151,032	151,032	2.52

Available-for-sale:
MBS/CMOs issued by U.S. government agencies	800	1.81	118,125	2.19	45,739	2.54	24,702	2.75	189,366	188,061	2.34
SBA-backed securities	167	5.23	1,759	2.12	22,554	2.57	1,499	3.09	25,979	25,982	2.59
State and municipal[3]	7,192	1.84	51,832	2.09	36,984	2.39	2,019	4.53	98,027	97,491	2.24
Debentures of government sponsored agencies	1,495	1.55	11,445	2.06	—	—	—	—	12,940	12,938	2.00
Privately issued CMOs	121	3.35	1,311	2.53	—	—	—	—	1,432	1,431	2.60
Corporate bonds	4,531	1.94	2,010	2.88	—	—	—	—	6,541	6,564	2.23
Total available-for-sale	14,306	1.89	186,482	2.16	105,277	2.50	28,220	2.90	334,285	332,467	2.32
Total	$21,912	2.84%	$224,020	2.26%	$207,315	2.39%	$32,070	2.87%	$485,317	$483,499	2.38%
1 Book value reflects cost, adjusted for accumulated amortization and accretion.
2 Weighted average calculation is based on amortized cost of securities.
3 Yields on tax-exempt municipal bonds are presented on a taxable equivalent basis, using federal tax rate of 21%.

The amortized cost of our investment securities portfolio increased $137.8 million or 28.4% during 2018. We purchased $237.9 million in securities in 2018, including $2.0 million designated as held-to-maturity and $235.9 million designated as available-for-sale to provide flexibility for liquidity and interest rate risk management. These purchases were partially offset by $80.6 million of paydowns, calls and maturities, and $17.1 million of sales during 2018. Sales of securities were mainly due to changes in tax law resulting in less favorable yields on these tax exempt municipal securities.

During 2018, we purchased $99.1 million in collateralized mortgage obligations ("CMOs"), $55.6 million in mortgage pass-through securities, $41.5 million in debentures of government sponsored agencies, $35.6 million in Small Business Administration ("SBA") backed securities, and $6.0 million in obligations of state and political subdivisions. We consider agency debentures, mortgage-backed securities, and CMOs issued by U.S. government sponsored entities to have low credit risk as they carry the credit support of the U.S. federal government. The debentures, CMOs and MBS issued by U.S. government sponsored agencies, state and municipal securities, SBA-backed securities, and corporate bonds, made up 77%, 14.5%, 8.1% and 0.3% of the portfolio at December 31, 2018, compared to 68.8%, 24.2%, 5.4% and

Page-30

1.4%, respectively at December 31, 2017. See the discussion in the section captioned “Securities May Lose Value due to Credit Quality of the Issuers” in ITEM 1A Risk Factors above.

At December 31, 2018, distribution of our investment in obligations of state and political subdivisions was as follows:

	December 31, 2018			December 31, 2017
(dollars in thousands; unaudited)	Amortized Cost	Fair Value	% of state and municipal securities	Amortized Cost	Fair Value	% of state and municipal securities
Within California:
General obligation bonds	$14,438	$14,418	16.0%	$19,634	$19,678	16.7%
Revenue bonds	7,109	7,108	7.9	11,660	11,776	9.9
Tax allocation bonds	4,541	4,601	5.0	6,099	6,234	5.2
Total within California	26,088	26,127	28.9	37,393	37,688	31.8
Outside California:
General obligation bonds	56,186	55,199	62.3	68,890	68,454	58.5
Revenue bonds	7,883	7,850	8.8	11,390	11,346	9.7
Total outside California	64,069	63,049	71.1	80,280	79,800	68.2
Total obligations of state and political subdivisions	$90,157	$89,176	100.0%	$117,673	$117,488	100.0%

The portion of the portfolio outside the state of California is distributed among 23 states. The largest concentrations outside California are in Texas (18%), Washington (10%), and Minnesota (9%). Revenue bonds, both within and outside California, primarily consisted of bonds issued for essential services (such as transportation, infrastructure, public services, education and utilities).

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

•	Credit ratings by major credit rating agencies

Loans

Table 6 Loans Outstanding by Type at December 31

(in thousands; unaudited)	2018	2017	2016	2015	2014
Commercial loans	$230,739	$235,835	$218,615	$219,452	$210,223
Real estate
Commercial owner-occupied	313,277	300,963	247,713	242,309	230,605
Commercial investor	873,410	822,984	724,228	715,879	673,499
Construction	76,423	63,828	74,809	65,495	48,413
Home equity	124,696	132,467	117,207	112,300	110,788
Other residential	117,847	95,526	78,549	73,134	73,035
Installment and other consumer loans	27,472	27,410	25,495	22,639	16,788
Total loans	1,763,864	1,679,013	1,486,616	1,451,208	1,363,351
Allowance for loan losses	(15,821)	(15,767)	(15,442)	(14,999)	(15,099)
Total net loans	$1,748,043	$1,663,246	$1,471,174	$1,436,209	$1,348,252

New organic loan volume totaled approximately $239.4 million in 2018, compared to approximately $173.1 million in 2017. Loan originations were partially offset by payoffs totaling $157.3 million in 2018 and $132.5 million in 2017.

Page-31

Payoffs to total loans of 8.9% and 7.9% in 2018 and 2017, respectively, were below our anticipated 10% annual payoff rate, but do not change our expectations for future payoffs. Approximately 88% and 87% of our outstanding loans were secured by real estate at December 31, 2018 and 2017, respectively. Also, see ITEM 1A, Risk Factors, regarding our loan concentration risk.

The following table summarizes our commercial real estate loan portfolio by the geographic location in which the property is located as of December 31, 2018 and 2017.

Table 7 Commercial Real Estate Loans Outstanding by Geographic Location

	December 31, 2018		December 31, 2017
(dollars in thousands; unaudited)	Amount	% of Commercial real estate loans	Amount	% of Commercial real estate loans
Marin	$342,163	28.8%	$341,827	30.4%
Sonoma	177,087	14.9	167,014	14.9
Napa	168,394	14.2	151,778	13.5
Alameda	167,170	14.1	143,939	12.8
San Francisco	155,863	13.1	150,376	13.4
Contra Costa	41,986	3.5	42,093	3.7
San Mateo	23,919	2.0	20,481	1.8
Solano	17,503	1.5	18,071	1.6
El Dorado	13,274	1.1	13,860	1.2
Sacramento	10,759	0.9	11,030	1.0
Other	68,569	5.9	63,478	5.7
Total	$1,186,687	100.0%	$1,123,947	100.0%

Commercial real estate loans increased by $62.7 million in 2018 and $152.0 million in 2017. The increase in 2018 was primarily in Sonoma, Napa, Alameda and San Francisco counties. The increase in 2017 included $92.3 million from the Bank of Napa acquisition, as well as lending activities in Marin and Alameda Counties. Of the commercial real estate loans at December 31, 2018, 74% were non-owner occupied and 26% were owner occupied. Almost the entire commercial real estate loan portfolio is comprised of term loans for which the primary source of repayment is the operating cash flow from the leasing activities of the real estate collateral. Originated loans are subject to our conservative credit underwriting standards and both the acquired and originated loans are actively managed.

We occasionally provide interest-only term loans to borrowers who exhibit strong financial capacity and/or for commercial real estate loans during the occupancy stabilization period. These interest-only term loans must meet our stringent underwriting standards and are generally short-term in nature, usually less than two years. In addition, we may make interest-only concessions in a modified troubled debt restructuring ("TDR"). At December 31, 2018 and 2017, approximately 2.9% and 2.0%, respectively, of our total loans contained an interest-only feature as part of the loan terms. All of these loans were current with their payments as of December 31, 2018. Except for two TDR loans to one borrowing relationship totaling $7.0 million as of December 31, 2018, all were considered to have low credit risk (graded "Pass").

Page-32

The following table shows an analysis of construction loans by type and location as of December 31, 2018 and 2017.

Table 8 Construction Loans Outstanding by Type and Geographic Location

(dollars in thousands; unaudited)	December 31, 2018		December 31, 2017
Construction loans by type	Amount	% of Construction Loans	Amount	% of Construction Loans
Commercial real estate	$30,603	40.0%	$20,935	32.8%
Apartments and multifamily	23,583	30.9	14,878	23.3
1-4 Single family residential	15,760	20.6	22,780	35.7
Land - improved	4,046	5.3	3,668	5.7
Land - unimproved	2,431	3.2	1,567	2.5
Total	$76,423	100.0%	$63,828	100.0%

(dollars in thousands; unaudited)	December 31, 2018		December 31, 2017
Construction loans by geographic location	Amount	% of Construction Loans	Amount	% of Construction Loans
San Francisco	$20,764	27.2%	$21,664	33.9%
Marin	14,665	19.2	9,750	15.3
Sonoma	14,241	18.6	4,683	7.3
Alameda	11,411	14.9	7,783	12.2
San Mateo	5,110	6.7	3,495	5.5
Napa	3,988	5.2	12,072	18.9
Riverside	2,688	3.5	2,969	4.7
Other	3,556	4.7	1,412	2.2
Total	$76,423	100.0%	$63,828	100.0%

Construction loans increased by $12.6 million in 2018 and decreased by $11.0 million in 2017. The increase in 2018 was primarily due to new construction projects, partially offset by payoffs related to completed construction projects. The $8.1 million decrease in Napa construction loans primarily resulted from the successful completion of three projects and one completed project that converted to a commercial real estate term loan. The improving economy resulted in a number of new financing opportunities for existing and new customers who had successfully completed construction projects in the past.

The following table presents the maturity distribution of our commercial and construction loans as of December 31, 2018 based on their contractual maturity dates and does not include scheduled payments or potential prepayments.

Table 9A Commercial and Construction Loan Maturity Distribution

	Due within	Due after 1 but	Due after
(in thousands; unaudited)	1 year	within 5 years	5 years	Total
Maturity distribution:
Commercial	$69,335	$105,464	$55,940	$230,739
Construction	47,427	14,957	14,039	76,423
Total	$116,762	$120,421	$69,979	$307,162

The following table shows the mix of variable-rate loans to fixed-rate loans for commercial and construction loans. The large majority of the variable-rate loans are tied to independent indices (such as the Wall Street Journal Prime Rate or a Treasury Constant Maturity Rate). Most loans with original terms of more than five years have provisions for the fixed rates to reset, or convert to variable rates, after three, five or seven years. These loans are included in variable-rate balances below.

Page-33

Table 9B Commercial and Construction Loan Interest Rate Sensitivity

(in thousands; unaudited)	Fixed	Variable	Total
Commercial	$116,796	$113,943	$230,739
Construction	20,416	56,007	76,423
Total	$137,212	$169,950	$307,162

Allowance for Loan Losses

Credit risk is inherent in the business of lending. As a result, we maintain an allowance for loan losses to absorb probable losses in our loan portfolio through a provision for loan losses charged against earnings. All specifically identifiable and quantifiable losses are charged off against the allowance. The balance of our allowance for loan losses is Management's best estimate of the remaining probable losses in the portfolio. The ultimate adequacy of the allowance is dependent upon a variety of factors beyond our control, including the real estate market, changes in interest rates and economic and political environments. Based on the current conditions of the loan portfolio, Management believes that the $15.8 million allowance for loan losses at December 31, 2018 is adequate to absorb losses in our loan portfolio, but provides no assurance that adverse economic conditions or other circumstances will not result in increased losses in the portfolio.

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

The first component, specific allowances, results from the analysis of identified problem credits and the evaluation of sources of repayment including collateral, as applicable. Management evaluates these loans individually for impairment. Management considers an originated loan to be impaired when it is probable we will be unable to collect all amounts due according to the contractual terms of the loan agreement. For PCI loans, specific allowances are established to account for credit deterioration subsequent to acquisition if we have probable decreases in cash flows expected to be collected. For loans determined to be impaired, the extent of the impairment is measured based on the present value of expected future cash flows discounted at the loan's effective interest rate at origination (for originated loans), based on the loan's observable market price, or based on the fair value of the collateral if the loan is collateral dependent or if foreclosure is imminent. Generally, with problem credits that are collateral dependent, we obtain appraisals of the collateral at least annually. We may obtain appraisals more frequently if we believe the collateral is subject to market volatility, if a specific event has occurred to the collateral, or if we believe foreclosure is imminent. Impaired loan balances decreased to $15.0 million at December 31, 2018 from $16.9 million at December 31, 2017. The specific allowance for impaired loans increased to $778 thousand at December 31, 2018 from $513 thousand at December 31, 2017. The decrease in impaired loan balances primarily relates to $2.2 million in payoffs and paydowns, two loans totaling $247 thousand removed from troubled debt status, partially offset by $611 thousand in loans downgraded to impaired status during 2018. The increase in reserves for impaired loans was primarily due to two unsecured commercial loans that became impaired during 2018.

The second component is an estimate of the probable inherent losses in each loan pool with similar risk characteristics. This analysis encompasses the entire loan portfolio, excluding individually identified impaired loans and acquired loans whose purchase discount has not been fully accreted. Under our allowance model, loans are evaluated on a pool basis by federal regulatory reporting codes ("CALL codes" or "segments"), which are further delineated by assigned credit risk ratings, as described in Note 3 to the Consolidated Financial Statements in ITEM 8 of this report. At December 31, 2018 and 2017, the allowance allocated for the second component totaled $15.0 million and $15.3 million, respectively. The decrease in the general allowance was primarily attributed to reserves for two large non-impaired substandard classified borrowing relationships that were upgraded to special mention, partially offset by allowances related to loan growth and the refinement of certain loan concentration qualitative risk factors, as previously discussed in the section entitled Provision for Loan Losses.

Page-34

Table 10 shows the allocation of the allowance by loan type as well as the percentage of total loans in each of the same loan types.

Table 10 Allocation of Allowance for Loan Losses

	December 31, 2018		December 31, 2017		December 31, 2016		December 31, 2015		December 31, 2014
(dollars in thousands; unaudited)	Allowance balance allocation	Loans as a percent of total loans	Allowance balance allocation	Loans as a percent of total loans	Allowance balance allocation	Loans as a percent of total loans	Allowance balance allocation	Loans as a percent of total loans	Allowance balance allocation	Loans as a percent of total loans
Commercial loans	$2,436	13.1%	$3,654	14.0%	$3,248	14.7%	$3,023	15.1%	$2,837	15.4%
Real Estate:
Commercial, owner-occupied	2,407	17.8	2,294	17.9	1,753	16.7	2,249	16.7	1,924	16.9
Commercial, investor	7,703	49.5	6,475	49.1	6,320	48.7	6,178	49.4	6,672	49.4
Construction	756	4.3	681	3.8	781	5.0	724	4.5	839	3.6
Home Equity	915	7.1	1,031	7.9	973	7.9	910	7.7	859	8.1
Other residential	800	6.7	536	5.7	454	5.3	394	5.0	433	5.4
Installment and other consumer	310	1.5	378	1.6	372	1.7	425	1.6	566	1.2
Unallocated allowance	494	N/A	718	N/A	1,541	N/A	1,096	N/A	969	N/A
Total allowance for loan losses	$15,821		$15,767		$15,442		$14,999		$15,099
Total percent		100.0%		100.0%		100.0%		100.0%		100.0%

Table 11 shows the activity in the allowance for loan losses for each of the years in the five-year period ended December 31, 2018.

Table 11 Allowance for Loan Losses

(dollars in thousands; unaudited)	2018	2017	2016	2015	2014
Beginning balance	$15,767	$15,442	$14,999	$15,099	$14,224
Provision for (reversal of) loan losses	—	500	(1,850)	500	750
Loans charged-off:
Commercial	(3)	(289)	(11)	(5)	(66)
Real Estate:
Commercial, owner occupied	—	—	(20)	—	—
Commercial, investor	—	—	—	—	—
Construction	—	—	—	(839)	(204)
Home equity	—	—	—	—	—
Other residential	—	—	—	—	—
Installment and other consumer	(2)	(4)	(5)	(20)	(7)
Total loans charged-off	(5)	(293)	(36)	(864)	(277)
Loans recovered:
Commercial	17	111	143	236	168
Real Estate:
Commercial, owner occupied	—	—	—	—	5
Commercial, investor	—	—	2,156	23	45
Construction	—	—	—	—	96
Home equity	—	—	3	3	3
Other residential	—	—	—	—	—
Installment and other consumer	42	7	27	2	85
Total loans recovered	59	118	2,329	264	402
Net loans recovered (charged-off)	54	(175)	2,293	(600)	125
Ending balance	$15,821	$15,767	$15,442	$14,999	$15,099
Total loans outstanding at end of year, before deducting allowance for loan losses	$1,763,864	$1,679,013	$1,486,616	$1,451,208	$1,363,351
Average total loans outstanding during year	$1,704,390	$1,511,503	$1,452,357	$1,354,564	$1,317,794
Ratio of allowance for loan losses to total loans at end of year	0.90%	0.94%	1.04%	1.03%	1.11%
Net recoveries (charge-offs) to average loans	0.003%	(0.01)%	0.16%	(0.04)%	0.01%
Ratio of allowance for loan losses to net recoveries (charge-offs)	29,298.1%	(9,009.7)%	673.4%	(2,499.8)%	12,079.2%

Page-35

Net recoveries totaled $54 thousand in 2018, compared to net charge-offs of $175 thousand in 2017. The 2017 net charge-offs were primarily related to one unsecured commercial loan. The percentage of net recoveries (charge-offs) to average loans was 0.003% in 2018, compared to (0.01)% in 2017.

Table 12 shows non-performing assets and impaired loans for each of the years in the five-year period ended December 31, 2018.

Table 12 Non-performing Assets and Impaired Loans

(dollars in thousands; unaudited)	2018	2017	2016	2015	2014
Non-accrual loans:
Commercial	$319	$—	$—	$21	$—
Real Estate:
Commercial, owner-occupied	—	—	—	—	1,403
Commercial, investor	—	—	—	1,903	2,429
Construction	—	—	—	1	5,134
Home equity	313	406	91	171	280
Other residential	—	—	—	—	—
Installment and other consumer	65	—	54	83	104
Total non-accrual loans	697	406	145	2,179	9,350
Other real estate owned[1]	—	—	408	421	461
Total non-performing assets	$697	$406	$553	$2,600	$9,811
Accruing restructured loans:[2]
Commercial	$1,506	$2,165	$2,207	$4,562	$3,584
Real Estate:
Commercial, owner-occupied	6,993	6,999	6,993	6,993	7,056
Commercial, investor	1,821	2,171	2,256	513	524
Construction	2,688	2,969	3,245	3,237	550
Home equity	251	347	625	388	414
Other residential	462	1,148	1,965	2,011	2,045
Installment and other consumer	620	721	877	1,168	1,689
Total accruing restructured loans	14,341	16,520	18,168	18,872	15,862
Accreting impaired PCI loans:[3]
Commercial real estate	—	—	—	—	—
Commercial	—	—	—	137	—
Construction	—	—	—	—	11
Total accreting impaired PCI loans	—	—	—	137	11
Total non-accrual loans (from above)	697	406	145	2,179	9,350
Total impaired loans	$15,038	$16,926	$18,313	$21,188	$25,223
Allowance for loan losses to non-accrual loans at period end	2,270%	3,883%	10,650%	688%	162%
Non-accrual loans to total loans	0.04%	0.02%	0.01%	0.15%	0.69%
[1] Other real estate owned decreased in 2017 from the sale of two properties obtained from a bank acquisition in 2013.
[2] Excludes TDR loans on non-accrual status.
[3] The expected cash flows on these PCI loans declined post-acquisition, but continued to accrete interest based on the expected cash flows.

The decrease in total impaired loans from 2017 to 2018 primarily relates to payoffs, paydowns, and two loans that were removed from TDR status. The decrease in total impaired loans from 2016 to 2017 primarily relates to payoffs and paydowns, and the charge-off of an unsecured commercial loan mentioned above, which were partially offset by an increase in non-accrual loans. The decrease in total impaired loans from 2015 to 2016 primarily relates to the resolution and payoff of a commercial real estate credit. The decrease in total impaired loans from 2014 to 2015 primarily relates to a previously non-accrual loan that returned to accrual status, the payoff of a commercial real estate loan, and the sale of a land development loan.

Total accruing TDR loans, whose contractual terms were restructured in a manner that granted a concession to a borrower experiencing financial difficulties, totaled $14.3 million and $16.5 million as of December 31, 2018 and 2017, respectively. The decreases from 2017 to 2018 and from 2016 to 2017 primarily relate to the same changes mentioned above. The decrease from 2015 to 2016 primarily relates to loan payoffs and paydowns, net of loans modified as

Page-36

TDRs during 2016. The decrease from 2014 to 2015 primarily relates to five loans that were removed from TDR designation, one sold TDR loan and payoffs and paydowns of several other TDR loans. For more information, refer to Note 3 to the Consolidated Financial Statements in ITEM 8, under “Troubled Debt Restructuring."

Other Assets

BOLI totaled $39.0 million at December 31, 2018, compared to $38.1 million at December 31, 2017, and is recorded in other assets. The increase of $913 thousand is due to an increase in the cash surrender value of the BOLI policies.

Other assets also included net deferred tax assets of $10.4 million and $8.8 million at December 31, 2018 and 2017, respectively. Deferred tax assets consist primarily of tax benefits expected to be realized in future periods related to temporary differences such as allowance for loan losses and off-balance sheet credit commitments, net operating loss carryforwards, deferred compensation plan and salary continuation plan, and net unrealized losses on available-for-sale securities. The increase in 2018 primarily relates to increases in accrued but unpaid expenses, state franchise taxes, and net unrealized losses on available-for-sale securities. Management believes deferred tax assets will be realizable due to our consistent record of earnings and the expectation that earnings will continue at a level adequate to realize such benefits. Therefore, no valuation allowance was established as of December 31, 2018 or 2017. For additional information, refer to Note 11 to the Consolidated Financial Statements in ITEM 8 of this report.

In addition, we held $11.1 million of FHLB stock recorded at cost in other assets at December 31, 2018 and 2017, respectively. The FHLB paid $959 thousand and $766 thousand in cash dividends in 2018 and 2017, respectively. FHLB dividends in 2018 include a special dividend of $180 thousand. For additional information, refer to Note 2 to the Consolidated Financial Statements in ITEM 8 of this report.

Deposits

Deposits grew $26.1 million, to $2,174.8 million at December 31, 2018, compared to $2,148.7 million at December 31, 2017. Non-interest bearing deposits grew by $51.9 million in 2018 and made up 49% of total deposits at year end. No individual customer accounted for more than 5% of deposits. Also, see ITEM 1A, Risk Factors, for a discussion of risks associated with volatility due to activity of our large deposit customers.

Table 13 Distribution of Average Deposits

Table 13 shows the relative composition of our average deposits for 2018 and 2017. For average rates paid on deposits, refer to Table 1 in ITEM 7- Management's Discussion and Analysis of Financial Condition and Results of Operations.

	Years ended December 31,
	2018		2017
(dollars in thousands; unaudited)	Amount	Percent	Amount	Percent
Non-interest bearing [1]	$1,085,870	50.3%	$899,289	48.3%
Interest bearing transaction	143,706	6.7	105,544	5.6
Savings	178,907	8.3	167,190	9.0
Money market [1]	612,372	28.4	542,592	29.2
Time deposits, including CDARS:
Less than $100,000	37,468	1.7	35,136	1.9
$100,000 or more	99,871	4.6	110,933	6.0
Total time deposits	137,339	6.3	146,069	7.9
Total average deposits	$2,158,194	100.0%	$1,860,684	100.0%
1 Because we changed the types of deposits placed in the Demand Deposit Marketplace SM ("DDM") network between 2018 and 2017, DDM balances consisted of non-interest bearing deposits in 2018, whereas in 2017 DDM balances consisted of money market deposits. In addition, money market balances included Insured Cash Sweep® ("ICS") in both 2018 and 2017. DDM and ICS balances are discussed in Note 6 to the Consolidated Financial Statements in ITEM 8 of this report.

Page-37

Table 14 Maturities of Time Deposits of $100,000 or more at December 31

Table 14 below shows the maturity groupings for time deposits of $100,000 or more at December 31, 2018 and 2017.

	December 31,
(in thousands; unaudited)	2018	2017
Three months or less	$25,512	$36,669
Over three months through six months	13,201	20,617
Over six months through twelve months	13,997	22,638
Over twelve months	29,834	40,481
Total	$82,544	$120,405

Borrowings

As of December 31, 2018 and 2017, respectively, we had $629.4 million and $538.9 million in secured lines of credit with FHLB and $69.7 million and $52.1 million with the Federal Reserve Bank of San Francisco (“FRBSF”). We also had $92.0 million and $100.4 million (including $8.4 million assumed from Bank of Napa) in unsecured lines with correspondent banks to cover any short or long-term borrowing needs at December 31, 2018 and 2017, respectively.

FHLB overnight borrowings were $7.0 million at a rate of 2.56% on December 31, 2018. There were no borrowings at December 31, 2017. At December 31, 2018 and 2017, respectively, $629.4 million and $538.9 million remained available for borrowing from the FHLB. The FRBSF and correspondent bank lines were not utilized at December 31, 2018 and 2017.

As part of a bank acquisition in 2013, we assumed two subordinated debentures due to the NorCal Community Bancorp Trusts I and II at fair values totaling $5.0 million at the acquisition date, which are being accreted up to the contractual values totaling $8.2 million over the remaining terms of the debentures. On October 7, 2018, Bancorp redeemed in full the subordinated debentures due to NorCal Community Bancorp Trust I. The subordinated debentures had been accreted up to $2.6 million and $5.7 million as of December 31, 2018 and 2017, respectively.

For additional information, see Note 7 to the Consolidated Financial Statements in ITEM 8 of this report.

Deferred Compensation Obligations

We maintain a non-qualified, unfunded deferred compensation plan for certain key management personnel. Under this plan, participating employees may defer compensation, which will entitle them to receive certain payments for up to fifteen years commencing upon retirement, death, disability or termination of employment. The participating employee may elect to receive payments over periods not to exceed fifteen years. At December 31, 2018 and 2017, our aggregate payment obligations under this plan totaled $3.8 million and $3.4 million, respectively.

We established a Salary Continuation Plan ("Plan") on January 1, 2011 to provide a percentage of salary continuation benefits to a select group of Executive Management upon retirement at age sixty-five and reduced benefits upon early retirement.  At December 31, 2018 and 2017, our liability under the Salary Continuation Plan was $2.7 million and $2.5 million, respectively, and is recorded in interest payable and other liabilities in the Consolidated Statements of Condition. The Plan is unfunded and non-qualified for tax purposes and for purposes of Title I of the Employee Retirement Income Security Act of 1974.

For additional information, see Note 10 to the Consolidated Financial Statements in ITEM 8 of this report.

Page-38

Table 15 Off-Balance Sheet Arrangements, Commitments and Contractual Obligations

We make commitments to extend credit in the normal course of business to meet the financing needs of our customers. For additional information, see Note 16 to the Consolidated Financial Statements in ITEM 8 of this report.

	Payments due by period
(in thousands; unaudited)	<1 year	1-3 years	4-5 years	>5 years	Total
Operating leases	$4,206	$5,807	$2,248	$1,938	$14,199
Subordinated debentures	—	—	—	4,124	4,124
Certificates of deposit	76,880	28,077	12,202	23	117,182
Other long term liabilities (salary continuation payments)[1]	28	122	304	1,473	1,927
Total	$81,114	$34,006	$14,754	$7,558	$137,432
1 Represents future benefit payments under executive salary continuation agreements assumed from the Bank of Napa acquisition whereby participants begin receiving payments upon reaching retirement age. Amounts exclude future benefit payment obligations totaling $4.2 million under Bank of Marin executive salary continuation agreements whereby participants will begin receiving payments upon reaching retirement age and fulfilling their service requirements. For additional information, see Note 10 to the Consolidated Financial Statements in ITEM 8 of this report.

The contractual amount of loan commitments not reflected on the consolidated statements of condition was $491.3 million and $453.2 million at December 31, 2018 and 2017, respectively.

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

Capital Adequacy

As discussed in Note 15 to the Consolidated Financial Statements in ITEM 8 of this report, the Bank's capital ratios were above regulatory guidelines to be considered "well capitalized" and Bancorp's ratios exceeded the required minimum ratios for capital adequacy purposes. For further discussion of bank capital requirements and the potential effect of the recently proposed capital rules under the Economic Growth, Regulatory Relief and Consumer Protection Act, refer to the SUPERVISION AND REGULATION section in ITEM 1 of this report.

The Bank's total risk-based capital ratio decreased from 14.7% at December 31, 2017 to 14.0% at December 31, 2018, primarily due to $36.7 million in dividends paid to Bancorp to cover the Share Repurchase Program described below, quarterly common stock dividends, and operating costs, partially offset by the Bank's $34.5 million 2018 in net income. Additionally, the Bank's total risk-weighted assets increased by $117.5 million to $2.0 billion at December 31, 2018. Bancorp's total risk-based capital ratio was 14.9% at both December 31, 2017 and 2018. Bancorp's 2017 Tier 1 capital included NorCal Community Bancorp Trusts I and II which are not included at the Bank level. On October 7, 2018, Bancorp redeemed in full the subordinated debentures due to NorCal Community Bancorp Trust I. The redemption reduced Bancorp's total risk-based capital ratio by approximately 18 basis points.

On April 23, 2018, Bancorp announced that its Board of Directors approved a Share Repurchase Program under which Bancorp may repurchase up to $25.0 million of its outstanding common stock through May 1, 2019. During 2018, Bancorp repurchased 171,217 shares for a total amount of $7.0 million. Our Share Repurchase Program may affect future capital levels. We expect to maintain strong capital levels and do not expect that we will be required to raise additional capital in 2019. Our anticipated sources of capital in 2019 include future earnings and shares issued under the stock-based compensation program.

Page-39

Liquidity

The goal of liquidity management is to provide adequate funds to meet loan demand and to fund operating activities and deposit withdrawals. We accomplish this goal by maintaining an appropriate level of liquid assets and formal lines of credit with the FHLB, FRBSF and correspondent banks that enable us to borrow funds as discussed in Note 7 to the Consolidated Financial Statement in ITEM 8 of this report. Our Asset Liability Management Committee ("ALCO"), which is comprised of independent Bank directors and the Bank's Chief Executive Officer, is responsible for approving and monitoring our liquidity targets and strategies. ALCO has adopted a contingency funding plan that provides early detection of potential liquidity issues in the market or the Bank and institutes prompt responses that may prevent or alleviate a potential liquidity crisis. Management monitors liquidity daily and regularly adjusts our position based on current and future liquidity needs. We also have relationships with third-party deposit networks and can adjust the placement of our deposits via reciprocal or one-way sales as part of our cash management strategy.

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

At December 31, 2018 our liquid assets, which included unencumbered available-for-sale securities and cash, totaled $433.2 million, a decrease of $68.7 million from December 31, 2017. Our cash and cash equivalents decreased $169.3 million from December 31, 2017. Significant uses of liquidity during 2018 were $237.9 million in investment securities purchased, $84.6 million in loan originations and advances, net of repayments, $8.9 million in cash dividends paid on common stock to our shareholders, $6.9 million in common stock repurchases, and a $4.1 million repayment of a subordinated debenture. Significant sources of liquidity during 2018 included $98.5 million in paydowns, maturities and sales of investment securities, $42.1 million in net cash provided by operating activities, an increase in deposits of $26.2 million, and a $7.0 million overnight borrowing outstanding at year-end. Refer to the Consolidated Statement of Cash Flows in this Form 10-K for additional information on our sources and uses of liquidity. Management anticipates that our current strong liquidity position and core deposit base will provide adequate liquidity to fund our operations.

Undrawn credit commitments, as discussed in Note 16 to the Consolidated Financial Statements in ITEM 8 of this report, totaled $491.3 million at December 31, 2018. We expect to fund these commitments to the extent utilized primarily through the repayment of existing loans, deposit growth and liquid assets. Over the next twelve months, $76.9 million of time deposits will mature. We expect to replace these funds with new deposits. Our emphasis on local deposits, combined with our liquid investment portfolio, provides a very stable funding base.

Since Bancorp is a holding company and does not conduct regular banking operations, its primary sources of liquidity are dividends from the Bank. Under the California Financial Code, payment of a dividend from the Bank to Bancorp without advance regulatory approval is restricted to the lesser of the Bank’s retained earnings or the amount of the Bank’s net profits from the previous three fiscal years less the amount of dividends paid during that period. The primary uses of funds for Bancorp are shareholder dividends and ordinary operating expenses.  Bancorp held $19.1 million of cash at December 31, 2018. In January 2019, Bancorp obtained a dividend distribution from the Bank totaling $10.4 million, which is deemed sufficient to cover Bancorp's operational needs, share repurchases, and cash dividends to shareholders through the end of 2019. Management anticipates that there will be sufficient earnings at the Bank to provide dividends to Bancorp to meet its funding requirements for the foreseeable future.

Page-40

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

Over time, we expect our net interest margin to increase if rates go up, primarily due to adjustable rate loans, our significant and stable non-interest bearing deposit base and our cash earning the Federal Funds rate.

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

ALCO and the Board of Directors review our exposure to interest rate risk at least quarterly. We use simulation models to measure interest rate risk and to evaluate strategies to improve profitability. A simplified static statement of condition is prepared on a quarterly basis as a starting point, using instrument level data of our actual loans, investments, borrowings and deposits as inputs. If potential changes to net equity value and net interest income resulting from hypothetical interest rate changes are not within the limits established by the Board of Directors, Management may adjust the asset and liability mix to bring the risk position within approved limits or take other actions. At December 31, 2018, interest rate risk was within policy guidelines established by ALCO and the Board.

One set of interest rates modeled and evaluated against flat interest rates is a series of immediate parallel shifts in the yield curve. These are provided in the following table as an example rather than an expectation of likely interest rate movements.

Table 16 Effect of Interest Rate Change on Net Interest Income (NII)
Immediate Changes in Interest Rates (in basis points)	Estimated Change in NII in Year 1 (as percent of NII)	Estimated Change in NII in Year 2 (as percent of NII)
up 400	(4.7)%	3.8%
up 300	(3.3)%	3.3%
up 200	(2.0)%	2.6%
up 100	(0.8)%	2.0%
down 100	(4.5)%	(8.2)%
down 200	(8.6)%	(17.1)%

Interest rate sensitivity is a function of the repricing characteristics of our assets and liabilities. The Bank runs a combination of scenarios and sensitivities in its attempt to capture the range of interest rate risk including the simulations mentioned above. As with any simulation model or other method of measuring interest rate risk, limitations are inherent in the process and dependent on assumptions. For example, if we choose to pay interest on certain business deposits that are currently non-interest bearing, causing these deposits to become rate sensitive in the future, we would become less asset sensitive than the model currently indicates. Assets and liabilities may react differently to changes in market interest rates in terms of both timing and responsiveness to market rate movements. For instance, banks have experienced significant growth in deposit balances, particularly in non-interest bearing demand deposits. Deposit balance run-off may increase in a rising interest rate environment. If the deposit run-off differs from the assumptions, the sensitivity analysis will change. Another important deposit modeling assumption is the amount by which interest-bearing deposit rates will increase or decrease when market interest rates increase or decrease. This deposit repricing sensitivity is known as the beta, and it represents the expected amount by which our deposit rates will change for a given change in short-term market rates. Further, the actual rates and timing of prepayments on loans and investment

Page-41

securities, and the behavior of depositors, could vary significantly from the assumptions applied in the various scenarios. Lastly, changes in U.S. Treasury rates accompanied by a change in the shape of the yield curve could produce different results from those presented in the table. Accordingly, the results presented should not be relied upon as indicative of actual results in the event of changing market interest rates.

Page-42

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors
Bank of Marin Bancorp

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated statements of condition of Bank of Marin Bancorp and subsidiary (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of comprehensive income, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2018 and 2017, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

Page-43

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

/s/ Moss Adams LLP
San Francisco, California
March 14, 2019

We have served as the Company's auditor since 2004.

Page-44

March 14, 2019

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

Management conducted an assessment of the effectiveness of internal control over financial reporting as of December 31, 2018, utilizing the framework established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, Management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2018.

The Company's independent registered public accounting firm, Moss Adams LLP, has issued an attestation report on our internal control over financial reporting, which appears on the previous page.

/s/ Russell A. Colombo
Russell A. Colombo, President and Chief Executive Officer

/s/ Tani Girton
Tani Girton, EVP and Chief Financial Officer

Page-45

BANK OF MARIN BANCORP CONSOLIDATED STATEMENTS OF CONDITION
December 31, 2018 and 2017

(in thousands, except share data)	2018	2017
Assets
Cash and due from banks	$34,221	$203,545
Investment securities
Held-to-maturity, at amortized cost	157,206	151,032
Available-for-sale, at fair value	462,464	332,467
Total investment securities	619,670	483,499
Loans, net of allowance for loan losses of $15,821 and $15,767 at December 31, 2018 and 2017, respectively	1,748,043	1,663,246
Bank premises and equipment, net	7,376	8,612
Goodwill	30,140	30,140
Core deposit intangible	5,571	6,492
Interest receivable and other assets	75,871	72,620
Total assets	$2,520,892	$2,468,154

Liabilities and Stockholders' Equity
Liabilities
Deposits
Non-interest bearing	$1,066,051	$1,014,103
Interest bearing
Transaction accounts	133,403	169,195
Savings accounts	178,429	178,473
Money market accounts	679,775	626,783
Time accounts	117,182	160,116
Total deposits	2,174,840	2,148,670
Federal Home Loan Bank borrowing	7,000	—
Subordinated debentures	2,640	5,739
Interest payable and other liabilities	20,005	16,720
Total liabilities	2,204,485	2,171,129

Stockholders' Equity
Preferred stock, no par value, Authorized - 5,000,000 shares, none issued	—	—
Common stock, no par value, Authorized - 30,000,000 shares; Issued and outstanding - 13,844,353 and 13,843,084 at December 31, 2018 and 2017, respectively	140,565	143,967
Retained earnings	179,944	155,544
Accumulated other comprehensive loss, net	(4,102)	(2,486)
Total stockholders' equity	316,407	297,025
Total liabilities and stockholders' equity	$2,520,892	$2,468,154

The accompanying notes are an integral part of these consolidated financial statements.

Page-46

BANK OF MARIN BANCORP CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years ended December 31, 2018 and 2017

(in thousands, except per share amounts)	2018	2017
Interest income
Interest and fees on loans	$79,527	$66,799
Interest on investment securities	14,092	8,802
Interest on federal funds sold and due from banks	1,461	995
Total interest income	95,080	76,596
Interest expense
Interest on interest-bearing transaction accounts	226	108
Interest on savings accounts	72	66
Interest on money market accounts	1,355	555
Interest on time accounts	542	576
Interest on FHLB and overnight borrowings	2	—
Interest on subordinated debentures	1,339	439
Total interest expense	3,536	1,744
Net interest income	91,544	74,852
Provision for loan losses	—	500
Net interest income after provision for loan losses	91,544	74,352
Non-interest income
Service charges on deposit accounts	1,891	1,784
Wealth Management and Trust Services	1,919	2,090
Debit card interchange fees, net	1,561	1,531
Merchant interchange fees, net	378	398
Earnings on bank-owned life Insurance	913	845
Dividends on FHLB stock	959	766
Gains (losses) on investment securities, net	876	(185)
Other income	1,642	1,039
Total non-interest income	10,139	8,268
Non-interest expense
Salaries and related benefits	33,335	29,958
Occupancy and equipment	5,976	5,472
Depreciation and amortization	2,143	1,941
Federal Deposit Insurance Corporation insurance	756	666
Data processing	4,358	4,906
Professional services	3,317	2,858
Directors' expense	700	720
Information technology	1,023	769
Provision for losses on off-balance sheet commitments	—	57
Other expense	6,658	6,435
Total non-interest expense	58,266	53,782
Income before provision for income taxes	43,417	28,838
Provision for income taxes	10,795	12,862
Net income	$32,622	$15,976
Net income per common share:[1]
Basic	$2.35	$1.29
Diluted	$2.33	$1.27
Weighted average shares:[1]
Basic	13,864	12,392
Diluted	14,029	12,545
Comprehensive income:
Net income	$32,622	$15,976
Other comprehensive (loss) income:
Change in net unrealized gain or loss on available-for-sale securities	(1,707)	3,671
Reclassification adjustment for losses on available-for-sale securities in net income	79	185
Net unrealized loss on securities transferred from available-for-sale to held-to-maturity	(278)	(3,036)
Amortization of net unrealized losses on securities transferred from available-for-sale to held-to-maturity	516	426
Subtotal	(1,390)	1,246
Deferred tax (benefit) expense	(412)	439
Other comprehensive (loss) income, net of tax	(978)	807
Comprehensive income	$31,644	$16,783
1 Share and per share data have been adjusted to reflect the two-for-one stock split effective November 27, 2018.

The accompanying notes are an integral part of these consolidated financial statements.

Page-47

BANK OF MARIN BANCORP CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Years ended December 31, 2018 and 2017

(in thousands, except share data)	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss ("AOCL"), Net of Taxes	Total
	Shares[1]	Amount
Balance at December 31, 2016	12,254,628	$87,392	$146,464	$(3,293)	$230,563
Net income	—	—	15,976	—	15,976
Other comprehensive income	—	—	—	807	807
Stock options exercised, net of shares surrendered for cashless exercises and tax withholdings	18,532	28	—	—	28
Stock issued under employee stock purchase plan	1,024	32	—	—	32
Stock issued under employee stock ownership plan (" ESOP")	59,094	1,850	—	—	1,850
Restricted stock granted	32,460	—	—	—	—
Stock-based compensation - stock options	—	529	—	—	529
Stock-based compensation - restricted stock	—	742	—	—	742
Cash dividends paid on common stock ($.56 per share1)	—	—	(6,896)	—	(6,896)
Stock purchased by directors under director stock plan	1,062	35	—	—	35
Stock issued in payment of director fees	5,756	188	—	—	188
Stock and stock options issued to Bank of Napa shareholders (net of payment for fractional shares of $14 thousand)	1,470,528	53,171	—	—	53,171
Balance at December 31, 2017	13,843,084	$143,967	$155,544	$(2,486)	$297,025
Net income	—	—	32,622	—	32,622
Other comprehensive loss	—	—	—	(978)	(978)
Reclassification of stranded tax effects in AOCI	—	—	638	(638)	—
Stock options exercised, net of shares surrendered for cashless exercises and tax withholdings	111,714	538	—	—	538
Stock issued under employee stock purchase plan	1,036	39	—	—	39
Stock issued under ESOP	29,600	1,173	—	—	1,173
Restricted stock granted	37,040	—	—	—	—
Restricted stock surrendered for tax withholdings upon vesting	(1,316)	(45)	—	—	(45)
Restricted stock forfeited / cancelled	(12,056)	—	—	—	—
Stock-based compensation - stock options	—	651	—	—	651
Stock-based compensation - restricted stock	—	1,013	—	—	1,013
Cash dividends paid on common stock ($.64 per share1)	—	—	(8,860)	—	(8,860)
Stock purchased by directors under director stock plan	998	37	—	—	37
Stock issued in payment of director fees	5,470	204	—	—	204
Stock repurchased, net of commissions	(171,217)	(7,012)	—	—	(7,012)
Balance at December 31, 2018	13,844,353	$140,565	$179,944	$(4,102)	$316,407
1 Share and per share data have been adjusted to reflect the two-for-one stock split effective November 27, 2018.

The accompanying notes are an integral part of these consolidated financial statements.

Page-48

BANK OF MARIN BANCORP CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2018 and 2017

(in thousands)	2018	2017
Cash Flows from Operating Activities:
Net income	$32,622	$15,976
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	—	500
Provision for losses on off-balance sheet commitments	—	57
Write-down of deferred tax assets, net	—	3,017
Noncash contribution expense to employee stock ownership plan	1,173	1,152
Noncash director compensation expense-common stock	227	197
Stock-based compensation expense	1,664	1,271
Amortization of core deposit intangible	921	529
Amortization of investment security premiums, net of accretion of discounts	2,695	2,912
Accretion of discount on acquired loans	(807)	(902)
Accretion of discount on subordinated debentures	1,025	153
Net amortization of deferred loan origination costs/fees	183	65
Gain on sale of other real estate owned	—	(6)
(Gain) loss on sale of investment securities	(876)	185
Depreciation and amortization	2,143	1,941
Earnings on bank owned life insurance policies	(913)	(845)
Net change in operating assets and liabilities:
Deferred rent and other rent-related expenses	(382)	(12)
Interest receivable and other assets	1,148	(278)
Interest payable and other liabilities	1,284	1,035
Net cash provided by operating activities	42,107	26,947
Cash Flows from Investing Activities:
Purchase of held-to-maturity securities	(1,988)	(4,497)
Purchase of available-for-sale securities	(235,873)	(118,666)
Proceeds from sale of available-for-sale securities	16,972	55,408
Proceeds from paydowns/maturities of held-to-maturity securities	22,891	26,333
Proceeds from paydowns/maturities of available-for-sale securities	57,662	48,559
Proceeds from sale of Visa Inc. Class B restricted common stock	956	—
Loans originated and principal collected, net	(84,598)	(57,181)
Purchase of premises and equipment	(907)	(1,434)
Proceeds from sale of other real estate owned	—	414
Cash acquired from the Bank of Napa acquisition	—	59,779
Cash paid for low income housing investment	(418)	(902)
Net cash (used in) provided by investing activities	(225,303)	7,813
Cash Flows from Financing Activities:
Net increase in deposits	26,170	126,084
Proceeds from stock options exercised	591	88
Payment of tax withholding for stock options exercised and vesting of restricted stock	(99)	(60)
Federal Home Loan Bank borrowings	7,000	—
Repayment of subordinated debenture including execution costs	(4,137)	—
Cash dividends paid on common stock	(8,860)	(6,896)
Stock repurchased, net of commissions	(6,869)	—
Proceeds from stock issued under employee and director stock purchase plans and ESOP	76	765
Net cash provided by financing activities	13,872	119,981
Net (decrease) increase in cash and cash equivalents	(169,324)	154,741
Cash and cash equivalents at beginning of period	203,545	48,804
Cash and cash equivalents at end of period	$34,221	$203,545
Supplemental disclosure of cash flow items, non-cash investing and financing activities:
Cash paid in interest	$2,599	$1,535
Cash paid in income taxes	$8,380	$9,761
Change in unrealized gain on available-for-sale securities	$(1,707)	$3,671
Amortization of net unrealized losses on securities transferred from available-for-sale to held-to-maturity	$516	$426
Stock issued to ESOP	$1,173	$1,152
Stock issued in payment of director fees	$204	$188
Subscription in low income housing tax credit investment	$3,000	$—
Repurchase of stock not yet settled	$143	$—
Securities transferred from available-for-sale to held-to-maturity	$27,422	$128,965
Acquisition: Merger consideration - stock and stock options issued to the Bank of Napa shareholders	$—	$53,185
Fair value of assets acquired, excluding cash acquired	$—	$245,342
Fair value of liabilities assumed	$—	$251,938
The accompanying notes are an integral part of these consolidated financial statements.

Page-49

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1:  Summary of Significant Accounting Policies

Basis of Presentation: The consolidated financial statements include the accounts of Bank of Marin Bancorp (“Bancorp”), a bank holding company, and its wholly-owned bank subsidiary, Bank of Marin (the “Bank”), a California state-chartered commercial bank. References to “we,” “our,” “us” mean Bancorp and the Bank that are consolidated for financial reporting purposes. All material intercompany transactions have been eliminated. We evaluated subsequent events through the date of filing with the Securities and Exchange Commission (“SEC”) and determined that there were no subsequent events that require additional recognition or disclosure.

The NorCal Community Bancorp Trusts I and II, respectively (the "Trusts"), were formed for the sole purpose of issuing trust preferred securities. Bancorp is not considered the primary beneficiary of the Trusts (variable interest entities), therefore the Trusts are not consolidated in our consolidated financial statements, but rather the subordinated debentures are shown as a liability on our consolidated statements of condition. Bancorp's investment in the securities of the Trusts is accounted for under the equity method and is included in interest receivable and other assets on the consolidated statements of condition. Refer to Note 7, Borrowings, for detail on the early redemption on October 7, 2018 of one subordinated debenture due to NorCal Community Bancorp Trust I.

Nature of Operations: Bancorp, headquartered in Novato, CA, conducts business primarily through its wholly-owned subsidiary, the Bank, which provides a wide range of financial services to customers who are predominantly professionals, small and middle-market businesses, and individuals who work and/or reside in Marin, Sonoma, Napa, San Francisco and Alameda counties. Besides its headquarters located in Novato, CA, the Bank operates ten branches in Marin County, three in Napa County, one in San Francisco, six in Sonoma County and three in Alameda County. Our accounting and reporting policies conform to generally accepted accounting principles, general practice, and regulatory guidance within the banking industry. A summary of our significant policies follows.

Cash and Cash Equivalents include cash, due from banks, federal funds sold and other short-term investments with maturities of less than three months at the time of purchase.

Investment Securities are classified as "held-to-maturity," "trading securities" or "available-for-sale." Investments classified as held-to-maturity are those that we have the ability and intent to hold until maturity and are reported at cost, adjusted for the amortization or accretion of premiums or discounts. Investments held for resale in anticipation of short-term market movements are classified as trading securities and are reported at fair value, with unrealized gains and losses included in earnings. Investments that are neither held-to-maturity nor trading are classified as available-for-sale and are reported at fair value. Unrealized gains and losses for available-for-sale securities, net of related taxes, are reported as a separate component of comprehensive income and included in stockholders' equity until realized. For discussion of our methodology in determining fair value, see Note 9, Fair Value of Assets and Liabilities.

Securities transferred from the available-for-sale category to the held-to-maturity category are recorded at fair value at the date of transfer. Unrealized holding gains or losses associated with the transfer of securities from available-for-sale to held-to-maturity are included in the balance of accumulated other comprehensive income (loss), net of tax, in the consolidated balance sheets. These unrealized holding gains or losses are amortized over the remaining life of the securities as yield adjustments in a manner consistent with the amortization or accretion of the original purchase premium or discount on the associated security.

At each financial statement date, we assess whether declines in the fair values of held-to-maturity and available-for-sale securities below their costs are deemed to be other-than-temporary. We consider, among other things, (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer, and (iii) our intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value. Evidence evaluated includes, but is not limited to, the remaining payment terms of the instrument and economic factors that are relevant to the collectability of the instrument, such as: current prepayment speeds, the current financial condition of the issuer(s), industry analyst reports, credit ratings, credit default rates, interest rate trends, the quality of any credit enhancement and the value of any underlying collateral.

Page-50

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

For impaired securities that are not intended for sale and will not be required to be sold prior to recovery of our amortized cost basis, we determine if the impairment has a credit loss component. For both held-to-maturity and available-for-sale securities, if the amount of cash flows expected to be collected are less than the amortized cost, then other-than-temporary impairment shall be considered to have occurred and the credit loss component is recognized against earnings as the difference between present value of the expected future cash flows and the amortized cost. In determining the present value of the expected cash flows, we discount the expected cash flows at the effective interest rate implicit in the security at the date of purchase. The remaining difference between the fair value and the amortized basis is deemed to be due to factors that are not credit related and is recognized in other comprehensive income, net of applicable taxes.

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

Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to yield using the effective interest method. For certain callable debt securities purchased at a premium, we amortize the premium to the earliest call date.

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

Originated Loans are reported at the principal amount outstanding net of deferred fees (costs), charge-offs and the allowance for loan losses (“ALLL”). Interest income is accrued daily using the simple interest method. Loan origination fees and commitment fees, offset by certain direct loan origination costs, are deferred and amortized as yield adjustments over the contractual lives of the related loans. Loans are placed on non-accrual status when Management believes that there is substantial doubt as to the collection of principal or interest, generally when they become contractually past due by ninety days or more with respect to principal or interest, except for loans that are well-secured and in the process of collection. When loans are placed on non-accrual status, any accrued but uncollected interest is reversed from current-period interest income. We may return non-accrual loans to accrual status when one of the following occurs:

•
The borrower has resumed paying the full amount of the principal and interest and we are satisfied with the borrower's financial position. In order to meet this test, we must have received repayment of all past due principal and interest, unless the amounts contractually due are reasonably assured of repayment within a reasonable period of time, and there has been a sustained period of repayment performance (generally, six consecutive monthly payments), according to the original contractual terms or modified terms for loans whose contractual terms have been restructured in a manner which grants a concession to a borrower experiencing financial difficulties (“troubled debt restructuring”).

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

Page-51

Acquired Loans: Acquired loans are recorded at their estimated fair values at the acquisition date in accordance with Accounting Standards Code ("ASC") 805, Business Combinations, factoring in credit losses expected to be incurred over the life of the loan. Accordingly, an allowance for loan losses is not carried over or recorded for acquired loans as of the acquisition date.

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

We acquired loans with evidence of significant credit quality deterioration subsequent to their origination and for which it was probable, at acquisition, that we would be unable to collect all contractually required payments. Management applied significant subjective judgment in determining which loans were PCI loans. Evidence of credit quality deterioration as of the purchase date may include data such as past due and non-accrual status, risk grades and charge-off history.

The difference between the undiscounted expected cash flows expected to be collected and the fair value at the acquisition date ("accretable difference") is accreted into interest income at a level yield of return over the estimated remaining life of the PCI loan, provided that the timing and amount of future cash flows is reasonably estimable. The accretable yield is affected by:

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

Page-52

For acquired loans not considered credit impaired ("non-PCI"), we recognize the entire fair value discount accretion as interest income, based on contractual cash flows using an effective interest rate method for term loans, and on a straight line basis for revolving lines. When a non-PCI loan is placed on non-accrual status subsequent to acquisition, accretion stops until the loan is returned to accrual status. The level of accretion on non-PCI loans varies from period to period due to maturities and early payoffs of these loans during the reporting periods. Subsequent to acquisition, if the probable and estimable losses for non-PCI loans exceed the amount of the remaining unaccreted discount, the excess is established as an allowance for loan losses. For further information regarding our acquired loans, see Note 3, Loans and Allowance for Loan Losses.

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

Page-53

•	Loans to individuals for household, family and other personal expenditures (i.e., consumer loans)

•	Other loans

The model determines general allowances by loan segment based on quantitative (loss history) and qualitative risk factors. The quantitative risk factor for each segment utilizes the greater result of either the historical loss method or migration analysis loss method based on loss history beginning March 2010. Qualitative internal and external risk factors include, but are not limited to, the following:

•	Changes in the nature and volume of the loan portfolio

•	Changes in the volume and severity of past due loans, the volume of non-accruals loans, and the volume and severity of adversely classified or graded loans

•	The existence and effect of individual loan and loan segment concentrations

•	Changes in lending policies and procedures, including changes in underwriting standards and collection, charge-off, and recovery practices not considered elsewhere

•	Changes in the experience, ability, and depth of lending management and other relevant staff

•	Changes in the quality of our systematic loan review processes

•	Changes in economic and business conditions, and developments that affect the collectability of the portfolio

•	Changes in the value of underlying collateral, where applicable

•	The effect of other external factors such as legal and regulatory requirements on the level of estimated credit losses in the portfolio

•	The effect of acquisitions of other loan portfolios on our infrastructure, including risk associated with entering new geographic areas as a result of such acquisitions

•	The presence of specialized lending segments in the portfolio

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

We establish specific allowances to account for credit deterioration for probable decreases in cash flows for PCI loans subsequent to acquisition. The estimated cash flows expected to be collected on PCI loans are updated quarterly and require the use of key assumptions and estimates based on factors such as the current economic environment, changes in collateral values, loan workout plans, changes in the probability of default, loss severities, and prepayments. Probable decreases in expected cash flows after acquisition result in impairment recorded as a specific allowance for loan losses or a charge-off to the allowance. Impairment is calculated as the present value of the expected future cash flows on the PCI loan, discounted at the loan's effective interest rate implicit in the loan.

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

Allowance for Losses on Off-Balance Sheet Commitments: We make commitments to extend credit to meet the financing needs of our customers in the form of loans or standby letters of credit. We are exposed to credit loss in the event that a decline in credit quality of the borrower leads to nonperformance. We record an allowance for losses on these off-balance sheet commitments based on estimates of probability that these commitments will be drawn upon according to the historical utilization experience of different types of commitments and expected loss severity. This allowance is included in interest payable and other liabilities on the consolidated statements of condition.

Page-54

Transfers of Financial Assets: We have entered into certain loan participation agreements with other organizations. We account for these transfers of financial assets as sales when control over the transferred financial assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets and liabilities have been isolated from us, (2) the transferee has the right to pledge or exchange the assets (or beneficial interests) it received, free of conditions that constrain it from taking advantage of that right, beyond a trivial benefit and (3) we do not maintain effective control over the transferred financial assets or third-party beneficial interests related to those transferred assets. No gain or loss has been recognized by us on the sale of these participation interests in 2018 and 2017.

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

Business Combinations: Business combinations are accounted for under the acquisition method of accounting in accordance with ASC 805, Business Combinations. Under the acquisition method, the acquiring entity in a business combination recognizes the acquired assets and assumed liabilities at their estimated fair values as of the date of acquisition. Any excess of the purchase price over the fair value of net assets and other identifiable intangible assets acquired is recorded as goodwill. To the extent the fair value of net assets acquired, including other identifiable assets, exceed the purchase price, a bargain purchase gain is recognized. Assets acquired and liabilities assumed from contingencies must be recognized at fair value, if the fair value can be determined during the measurement period. Results of operations of an acquired business are included in the consolidated statements of operations from the date of acquisition. Acquisition-related costs, including conversion and restructuring charges, are expensed as incurred.

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

Goodwill and Other Intangible Assets: Goodwill is determined as the excess of the fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill that arises from a business combination is periodically evaluated for impairment at the reporting unit level, at least annually. Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values. Core deposit intangible ("CDI") represents the estimated future benefit of deposits related to an acquisition and is booked separately from the related deposits and evaluated periodically for impairment. The CDI asset is amortized on an accelerated method over its estimated useful life of ten years. At December 31, 2018, the future estimated amortization expense for the CDI arising from our past acquisitions is as follows:

(in thousands)	2019	2020	2021	2022	2023	Thereafter	Total
Core deposit intangible amortization	$887	$853	$818	$782	$719	$1,512	$5,571

We make a qualitative assessment of whether it is more likely than not that the fair value of a reporting unit where goodwill is assigned is less than its carrying amount. If we conclude that it is more likely than not that the fair value is more than its carrying amount, no impairment is recorded. Goodwill is tested for impairment on an interim basis if circumstances change or an event occurs between annual tests that would more likely than not reduce the fair value of the reporting unit below its carrying amount. The qualitative assessment includes adverse events or circumstances identified that could negatively affect the reporting units’ fair value as well as positive and mitigating events. Such indicators may include, among others, significant changes in legal factors or in the general business climate, significant changes in our stock price and market capitalization, unanticipated competition, and an action or assessment by a

Page-55

regulator. If the fair value of a reporting unit is less than its carrying amount, an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value is recognized. The loss recognized should not exceed the total amount of goodwill allocated to that reporting unit.

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

Bank Owned Life Insurance ("BOLI"): The Bank owns life insurance policies on certain key current and former officers. BOLI is recorded in interest receivable and other assets on the consolidated statements of condition at the amount that can be realized under the insurance contract at period-end, which is the cash surrender value adjusted for other charges or amounts due that are probable at settlement.

Federal Home Loan Bank of San Francisco ("FHLB") Stock: The Bank is a member of the FHLB. Members are required to own a certain amount of stock based on the level of borrowings and other factors. As of December 31, 2018, our investment in FHLB stock was carried at cost, as there was no impairment or changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer.  As of December 31, 2017, our investment in FHLB stock was carried at cost. We periodically evaluate FHLB stock for impairment based on ultimate recovery of par value. FHLB stock is included as part of interest receivable and other assets on the consolidated statements of condition. Both cash and stock dividends are reported as non-interest income.

Investments in Low Income Housing Tax Credit Funds: We have invested in limited partnerships that were formed to develop and operate affordable housing projects for low or moderate-income tenants throughout California. Our ownership percentage in each limited partnership ranges from 1.0% to 3.5%. We account for the investments in qualified affordable housing tax credit funds using the proportional amortization method, where the initial cost of the investment is amortized in proportion to the tax credits and other tax benefits received and the net investment performance is recognized as part of income tax expense (benefit). Each of the partnerships must meet the regulatory minimum requirements for affordable housing for a minimum 15-year compliance period to fully utilize the tax credits. If the partnerships cease to qualify during the compliance period, the credit may be denied for any period in which the project is not in compliance and a portion of the credit previously taken is subject to recapture with interest. We record an impairment charge if the value of the future tax benefits is less than the carrying value of the investments.

Employee Stock Ownership Plan (“ESOP”): We recognize compensation cost for ESOP contributions when funds become committed for the purchase of Bancorp's common shares into the ESOP in the year in which the employees render service entitling them to the contribution. If we contribute stock, the compensation cost is the fair value of the shares when they are committed to be released (i.e., when the number of shares becomes known and formally approved). In 2018 and 2017, the Bank only made stock contributions to the ESOP.

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

Page-56

We recognize the financial statement effect of a tax position when it is more likely than not, based on the technical merits and all available evidence, that the position will be sustained upon examination, including the resolution through protests, appeals or litigation processes. For tax positions that meet the more likely than not threshold, we measure and record the largest amount of tax benefit that is greater than fifty percent likely of being realized upon ultimate settlement with the taxing authority. The remainder of the benefits associated with tax positions taken is recorded as unrecognized tax benefits, along with any related interest and penalties. Interest and penalties related to unrecognized tax benefits are recorded in tax expense.

In deciding whether or not our tax positions taken meet the more likely than not recognition threshold, we must make judgments and interpretations about the application of inherently complex state and federal tax laws. To the extent tax authorities disagree with tax positions taken by us, our effective tax rates could be materially affected in the period of settlement with the taxing authorities. Revision of our estimate of accrued income taxes also may result from our own income tax planning, which may affect effective tax rates and results of operations for any reporting period.

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

(in thousands, except per share data)[1]	2018	2017
Weighted average basic shares outstanding	13,864	12,392
Potentially dilutive common shares related to:
Stock options	136	123
Unvested restricted stock awards	29	30
Weighted average diluted shares outstanding	14,029	12,545
Net income	$32,622	$15,976
Basic EPS	$2.35	$1.29
Diluted EPS	$2.33	$1.27
Weighted average anti-dilutive shares not included in the calculation of diluted EPS	44	42
1 Share and per share data have been adjusted to reflect the two-for-one stock split effective November 27, 2018.

Share-Based Compensation: All share-based payments, including stock options and restricted stock, are recognized as stock-based compensation expense in the consolidated statements of comprehensive income based on the grant-date fair value of the award with a corresponding increase in common stock. The grant-date fair value of the award is amortized on a straight-line basis over the requisite service period, which is generally the vesting period. The stock-based compensation expense excludes stock grants to directors as compensation for their services, which are recognized as director expenses separately based on the grant-date value of the stock. We account for forfeitures as they occur. See Note 8, Stockholders' Equity and Stock Option Plans for further discussion.

We determine the fair value of stock options at the grant date using a Black-Scholes pricing model that takes into account the stock price at the grant date, the exercise price, the expected life of the option, the volatility of the underlying

Page-57

stock, the expected dividend yield and the risk-free interest rate over the expected life of the option. The expected term of options granted is derived from historical data on employee exercises and post-vesting employment termination behavior. The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. Expected volatility is based on the historical volatility of the common stock over the most recent period that is generally commensurate with the expected life of the options. The Black-Scholes option valuation model requires the input of highly subjective assumptions, including the expected life of the stock-based award and stock price volatility. The assumptions used represent Management's best estimates based on historical information, but these estimates involve inherent uncertainties and the application of Management's judgment. As a result, if other assumptions had been used, the recorded stock-based compensation expense could have been materially different from that recorded in the consolidated financial statements. The fair value of restricted stock is based on the stock price on the grant date.

We record excess tax benefits resulting from the exercise of non-qualified stock options, the disqualifying disposition of incentive stock options and vesting of restricted stock awards as tax benefits in the consolidated statements of comprehensive income with a corresponding decrease to current taxes payable. In addition, we reflect excess tax benefits as an operating activity in the consolidated statements of cash flows.

Cash paid for tax withholdings when shares are surrendered in a cashless stock option exchange is classified as a financing activity in the consolidated statements of cash flows.

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

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. This amendment changes both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. It is intended to more closely align hedge accounting with companies' risk management strategies, simplify the application of hedge accounting and increase transparency as to the scope and results of hedging programs. The ASU is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. We early adopted the amendments of this ASU in the second quarter of 2018, and elected to perform hedge effectiveness assessments using a qualitative approach instead of quantitative regression analysis going forward. The adoption of this ASU had an immaterial impact to our financial results. The amendments also require additional disclosures, which are included in Note 14, Derivative Financial Instruments and Hedging Activities.

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

Page-58

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

Revenue Recognition on Non-Financial Instruments: In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606). The core principle of this ASU (and all subsequent updates) is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. This ASU establishes a five-step model that must be used to recognize revenue that requires the entity to identify the contract with a customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract, and recognize revenue when (or as) the entity satisfies the performance obligation. The ASU does not apply to the majority of our revenue, including revenue associated with financial instruments, such as loans and investment securities, and certain non-interest income, such as earnings on bank owned life insurance, dividends on Federal Home Loan Bank ("FHLB") stock, gains or losses on sales of investment securities, and deposit overdraft charges. The standard allowed the use of either the full retrospective or modified retrospective transition method. We elected to apply the modified retrospective transition method to incomplete contracts as of the initial date of application on January 1, 2018. The adoption of the new standards did not have a material impact on our financial condition or results of operations as revenue recognition under the new standards did not change significantly from our current practice of recognizing the in-scope non-interest income. In addition, we did not retroactively revise prior period amounts or record a cumulative adjustment to retained earnings upon adoption. We considered the nature, amount, timing, and uncertainty of revenue from contracts with customers and determined that significant revenue streams are sufficiently disaggregated in the consolidated statements of comprehensive income.

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

•
Debit card interchange fees - We issue debit cards to our consumer and small business customers that allow them to purchase goods and services from merchants in person, online, or via mobile devices using funds held in their demand deposit accounts held with us. Debit cards issued to our customers are part of global electronic payment networks (such as Visa) who pass a portion of the merchant interchange fees to debit card-issuing member banks like us when our customers make purchases through their networks. Performance

Page-59

obligations for debit card services are satisfied and revenue is recognized daily as the payment networks process transactions. Because we act in an agent capacity, we determined that network costs previously recorded as a component of non-interest expense should be netted with interchange fees recorded in non-interest income. The amount of the reclassification was immaterial.

Advertising Costs are expensed as incurred. For the years ended December 31, 2018 and 2017, advertising costs totaled $666 thousand and $567 thousand, respectively.

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

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments in this ASU make improvements to accounting standards related to financial instruments, including but not limited to the following:

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

The ASU required an entity to apply the amendments by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. We adopted the requirements of this ASU effective January 1, 2018, which did not have a material impact on our financial condition and results of operations. Our disclosures of the fair value of our loans held for investment, which are recorded at amortized cost, now incorporate the exit price notion reflecting factors such as a liquidity premium. Additionally, at the date of adoption, FHLB stock and Visa Inc. Class B common stock were carried at cost, as there was no impairment or changes resulting from observable price changes

Page-60

in orderly transactions for the identical or a similar investment of the same issuer. For further information on our use of fair value measurements and our related valuation methodologies, see Note 9, Fair Value of Assets and Liabilities.

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

Other Recently Adopted Accounting Standards

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This ASU provides guidance on how to present and classify eight specific cash flow topics in the statement of cash flows. The ASU is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The amendments should be applied using a retrospective transition method to each period presented, if practical. We adopted the requirements of this ASU effective January 1, 2018, which did not have a significant impact on our consolidated statements of cash flows.

In February 2018, the FASB issued ASU No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This amendment helps organizations address certain stranded income tax effects in accumulated other comprehensive income (AOCI) resulting from the enactment of the Tax Cuts and Jobs Act of 2017. The ASU requires financial statement preparers to disclose a description of the accounting policy for releasing income tax effects from AOCI, whether or not they elect to reclassify the stranded income tax effects from the Tax Cuts and Jobs Act of 2017, and information about the other income tax effects that are reclassified. The amendments are effective for all organizations for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The amendments in this ASU should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate tax rate in the Tax Cuts and Jobs Act of 2017 is recognized. We early adopted this ASU in the first quarter of 2018 by reclassifying $638 thousand from AOCI to retained earnings. This amount represents the stranded income tax effects related to the unrealized loss on available-for-sale securities in AOCI on the date of the enactment of the Tax Cuts and Jobs Act of 2017.

Accounting Standards Not Yet Effective

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The amendments in this ASU intend to increase transparency and comparability among organizations by recognizing an asset, which represents the right to use the asset for the lease term, and a lease liability, which is a lessee's obligation to make lease payments measured on a discounted basis. This ASU generally applies to leasing arrangements exceeding a twelve-month term. ASU 2016-02 is effective for annual periods, including interim periods within those annual periods beginning after December 15, 2018 and requires a modified retrospective method of adoption. In July 2018, the FASB issued two amendments to ASU 2016-02: ASU No. 2018-10, Codification Improvements to Topic 842, Leases, which provides various corrections and clarifications to ASU 2016-02; and ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, which provides a new optional transition method and provides a lessor with practical expedients for separating lease and non-lease components of a lease. Entities will apply a modified retrospective approach at either the beginning of the earliest period presented or at the beginning of the period of adoption through a cumulative-effect adjustment to retained earnings. We adopted this ASU effective January 1, 2019 as required using the latter approach. Upon adoption, we did not record a cumulative effect to retained earnings. We recorded a right-of-use asset of approximately $13.4 million and a lease liability of approximately $15.4 million. The difference between the asset and liability was attributed to the reclassification of deferred rent and unaccreted lease incentives, which were netted with the right-of-use asset at the adoption date. The right-of-use asset did not materially impact our financial condition as it would have represented only 0.5% of our consolidated assets and reduced our total risk-based capital ratio by only 10 basis points as of December 31, 2018.

Page-61

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The standard will replace today's "incurred loss" model with a "current expected credit loss" ("CECL") model. The CECL model will apply to estimated credit losses on loans receivable, held-to-maturity debt securities, unfunded loan commitments, and certain other financial assets measured at amortized cost. The CECL model is based on lifetime expected losses, rather than incurred losses, and requires the recognition of credit loss expense in the consolidated statement of income and a related allowance for credit losses on the consolidated statement of condition at the time of origination or purchase of a loan receivable or held-to-maturity debt security. Likewise, subsequent changes in this estimate are recorded through credit loss expense and related allowance. The CECL model requires the use of not only relevant historical experience and current conditions, but reasonable and supportable forecasts of future events and circumstances, incorporating a broad range of information in developing credit loss estimates, which could result in significant changes to both the timing and amount of credit loss expense and allowance. Under ASU 2016-13, available-for-sale debt securities are evaluated for impairment if fair value is less than amortized cost. Estimated credit losses are recorded through a credit loss expense and an allowance, rather than a write-down of the investment. Changes in fair value that are not credit-related will continue to be recorded in other comprehensive income. The ASU also expands the disclosure requirements regarding assumptions, models, and methods for estimating the allowance for loan losses. In addition, entities will need to disclose the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by the year of origination. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Entities will apply a modified retrospective approach through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. While we believe the change from an incurred loss model to a CECL model has the potential to increase the allowance for loan losses at the adoption date, we cannot reasonably quantify the impact of the adoption of the amendments to our financial condition or results of operations at this time due to the complexity and extensive changes from these amendments. We have formed an internal CECL committee and are working with our third-party vendor to identify data gaps and determine the appropriate methodologies and resources to utilize in preparation for transition to the new accounting standards, including but not limited to the use of certain tools to forecast future economic conditions that affect the cash flows of our loans over their lifetime.

In June 2018, the FASB issued ASU No. 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. This update simplifies the accounting for share-based payment transactions for acquiring goods and services from nonemployees, applying some of the same requirements as employee share-based payment transactions. The ASU will not affect the accounting for share-based payment awards to nonemployee directors, which will continue to be treated as employee share-based transactions under the current standards. ASU 2018-07 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The requirements of the ASU will be adopted through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. We adopted the requirements of this ASU effective January 1, 2019, which did not have a material impact on our financial condition or results of operations, as it is not our practice to issue stock-based awards to pay for goods and services from nonemployees, other than nonemployee directors.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. The amendments in this ASU remove, modify, and add disclosure requirements for the fair value reporting of assets and liabilities. The modifications and additions relate to Level 3 fair value measurements at the end of the reporting period. ASU 2018-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Entities should disclose and describe the range and weighted-average of significant observable inputs used to develop Level 3 fair value measurements prospectively. Early adoption is permitted. Entities making this election are permitted to early adopt the eliminated or modified disclosure requirements and delay the adoption of all the new disclosure requirements until the ASU's effective date. As the ASU’s requirements only relate to disclosures, the amendments will not impact our financial condition or results of operations.

In August 2018, the FASB issued ASU No. 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. This standard aligns the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software, regardless of whether they convey a license to the hosted software. The accounting for the service element of a hosting arrangement that is a service contract is not affected by this ASU. The amendments

Page-62

are effective for public business entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. An entity has the option to apply amendments in the ASU either retrospectively or prospectively to all implementation costs incurred after the date of adoption. Early adoption is permitted, including adoption in an interim period. We do not expect that the ASU will have a material impact on our financial condition or results of operations.

In October 2018, the FASB issued ASU No. 2018-16, Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes. This update adds an alternative fifth permissible U.S. benchmark rate to be used for hedge accounting purposes. As we have already adopted the amendments in ASU 2017-12, which changed both the designation and measurement guidance for qualifying hedging relationships, the amendments in ASU 2018-16 are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The amendments should be adopted on a prospective basis for qualifying new or re-designated hedging relationships entered into on or after the date of adoption. Early adoption is permitted in any interim period upon issuance of this ASU if an entity already has adopted ASU 2017-12. We adopted this ASU effective January 1, 2019, and expect the amendment to affect the measurement of our hedging activities, but we do not expect it to have a material impact on our financial condition or results of operations.
Note 2:  Investment Securities

Our investment securities portfolio consists of obligations of state and political subdivisions, corporate bonds, U.S. government agency securities, including residential and commercial mortgage-backed securities (“MBS”\"CMBS") and collateralized mortgage obligations (“CMOs”) issued or guaranteed by Federal National Mortgage Association ("FNMA"), Federal Home Loan Mortgage Corporation ("FHLMC"), or Government National Mortgage Association ("GNMA"), Small Business Administration ("SBA") backed securities, debentures issued by government-sponsored agencies such as FNMA, Federal Farm Credit Bureau, FHLB and FHLMC, as well as privately issued CMOs, as reflected in the table below:

	December 31, 2018				December 31, 2017
	Amortized	Fair	Gross Unrealized		Amortized	Fair	Gross Unrealized
(in thousands)	Cost	Value	Gains	(Losses)	Cost	Value	Gains	(Losses)
Held-to-maturity:
Securities of U.S. government agencies:
MBS pass-through securities issued by FHLMC and FNMA	$88,606	$85,804	$7	$(2,809)	$100,376	$100,096	$234	$(514)
SBA-backed securities	8,720	8,757	37	—	—	—	—	—
CMOs issued by FNMA	11,447	11,327	—	(120)	—	—	—	—
CMOs issued by FHLMC	33,583	33,021	8	(570)	31,010	30,938	2	(74)
CMOs issued by GNMA	3,739	3,769	30	—	—	—	—	—
Obligations of state and political subdivisions	11,111	11,216	128	(23)	19,646	19,998	383	(31)
Total held-to-maturity	157,206	153,894	210	(3,522)	151,032	151,032	619	(619)
Available-for-sale:
Securities of U.S. government agencies:
MBS pass-through securities issued by FHLMC and FNMA	95,339	94,467	358	(1,230)	65,559	65,262	126	(423)
SBA-backed securities	50,722	50,781	465	(406)	25,979	25,982	58	(55)
CMOs issued by FNMA	28,275	28,079	134	(330)	35,340	35,125	33	(248)
CMOs issued by FHLMC	145,979	144,836	454	(1,597)	70,514	69,889	3	(628)
CMOs issued by GNMA	11,294	11,021	1	(274)	17,953	17,785	26	(194)
Debentures of government- sponsored agencies	52,956	53,018	185	(123)	12,940	12,938	3	(5)
Privately issued CMOs	295	297	2	—	1,432	1,431	1	(2)
Obligations of state and political subdivisions	79,046	77,960	134	(1,220)	98,027	97,491	298	(834)
Corporate bonds	2,004	2,005	15	(14)	6,541	6,564	26	(3)
Total available-for-sale	465,910	462,464	1,748	(5,194)	334,285	332,467	574	(2,392)
Total investment securities	$623,116	$616,358	$1,958	$(8,716)	$485,317	$483,499	$1,193	$(3,011)

Page-63

The amortized cost and fair value of investment debt securities by contractual maturity at December 31, 2018 are shown below. Expected maturities may differ from contractual maturities if the issuers of the securities have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2018				December 31, 2017
	Held-to-Maturity		Available-for-Sale		Held-to-Maturity		Available-for-Sale
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$6,194	$6,182	$9,863	$9,795	$2,151	$2,172	$10,268	$10,272
After one but within five years	5,481	5,492	84,871	84,435	15,577	15,791	71,576	71,237
After five years through ten years	59,231	58,120	252,274	250,055	54,641	54,554	129,723	128,954
After ten years	86,300	84,100	118,902	118,179	78,663	78,515	122,718	122,004
Total	$157,206	$153,894	$465,910	$462,464	$151,032	$151,032	$334,285	$332,467

Sales of investment securities and gross gains and losses are shown in the following table.

(in thousands)	2018	2017
Available-for-sale:
Sales proceeds	$16,972	$55,408
Gross realized gains	$27	$46
Gross realized losses	$(106)	$(231)

Pledged investment securities are shown in the following table:

(in thousands)	December 31, 2018	December 31, 2017
Pledged to the State of California:
Secure public deposits in compliance with the Local Agency Security Program	$125,696	$107,829
Collateral for trust deposits	734	761
Total investment securities pledged to the State of California	$126,430	$108,590
Collateral for Wealth Management and Trust Services ("WMTS') checking account	$2,000	$2,026

As part of our ongoing review of our investment securities portfolio, we reassessed the classification of certain securities issued by government sponsored agencies. During 2018 and 2017, we transferred $27.4 million and $129 million, respectively, from available-for-sale to held-to-maturity at fair value. We intend and have the ability to hold these securities to maturity. The net unrealized pre-tax loss of $278 thousand and $3.0 million, at the respective transfer dates, remained in accumulated other comprehensive income and are amortized over the remaining lives of the securities. Amortization of the net unrealized pre-tax losses totaled $516 thousand in 2018 and $426 thousand in 2017.

Page-64

There were 229 and 198 securities in unrealized loss positions at December 31, 2018 and 2017, respectively. Those securities are summarized and classified according to the duration of the loss period in the tables below:

December 31, 2018	< 12 continuous months		≥ 12 continuous months		Total securities in a loss position
(in thousands)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
Held-to-maturity:
MBS pass-through securities issued by FHLMC and FNMA	$198	$(9)	$83,990	$(2,800)	$84,188	$(2,809)
CMOs issued by FNMA	—	—	11,327	(120)	11,327	(120)
CMOs issued by FHLMC	2,880	(3)	28,171	(567)	31,051	(570)
Obligations of state and political subdivisions	—	—	3,565	(23)	3,565	(23)
Total held-to-maturity	3,078	(12)	127,053	(3,510)	130,131	(3,522)
Available-for-sale:
MBS pass-through securities issued by FHLMC and FNMA	19,971	(128)	50,077	(1,102)	70,048	(1,230)
SBA-backed securities	13,175	(122)	20,123	(284)	33,298	(406)
CMOs issued by FNMA	2,345	(8)	16,138	(322)	18,483	(330)
CMOs issued by FHLMC	24,094	(330)	74,243	(1,267)	98,337	(1,597)
CMOs issued by GNMA	1,666	(7)	9,112	(267)	10,778	(274)
Debentures of government-sponsored agencies	4,992	(8)	11,349	(115)	16,341	(123)
Obligations of state and political subdivisions	15,290	(54)	52,804	(1,166)	68,094	(1,220)
Corporate bonds	—	—	1,004	(14)	1,004	(14)
Privately issued CMO's					—	—
Total available-for-sale	81,533	(657)	234,850	(4,537)	316,383	(5,194)
Total temporarily impaired securities	$84,611	$(669)	$361,903	$(8,047)	$446,514	$(8,716)

December 31, 2017	< 12 continuous months		> 12 continuous months		Total securities in a loss position
(in thousands)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
Held-to-maturity:
MBS pass-through securities issued by FHLMC and FNMA	$16,337	$(143)	$46,845	$(371)	$63,182	$(514)
CMOs issued by FHLMC	11,066	(31)	13,824	(43)	24,890	(74)
Obligations of state and political subdivisions	3,648	(31)	—	—	3,648	(31)
Total held-to-maturity	31,051	(205)	60,669	(414)	91,720	(619)
Available-for-sale:
MBS pass-through securities issued by FHLMC and FNMA	32,189	(121)	15,325	(302)	47,514	(423)
SBA-backed securities	11,028	(53)	165	(2)	11,193	(55)
CMOs issued by FNMA	26,401	(171)	5,440	(77)	31,841	(248)
CMOs issued by FHLMC	69,276	(628)	—	—	69,276	(628)
CMOs issued by GNMA	14,230	(194)	—	—	14,230	(194)
Debentures of government- sponsored agencies	2,984	(5)	—	—	2,984	(5)
Obligations of state and political subdivisions	52,197	(288)	19,548	(546)	71,745	(834)
Corporate bonds	3,060	(3)			3,060	(3)
Privately issued CMO's	1,310	(2)	—	—	1,310	(2)
Total available-for-sale	212,675	(1,465)	40,478	(927)	253,153	(2,392)
Total temporarily impaired securities	$243,726	$(1,670)	$101,147	$(1,341)	$344,873	$(3,011)

As of December 31, 2018, 188 investment securities in our portfolio had been in a continuous loss position for twelve months or more and 41 investment securities had been in a loss position for less than twelve months.

Securities issued by government-sponsored agencies, such as FNMA and FHLMC, usually have implicit credit support by the U.S. federal government. However, since 2008, FNMA and FHLMC have been under government

Page-65

conservatorship and, therefore, contractual cash flows for these investments carry explicit guarantees by the U.S. federal government. Securities issued by the SBA and GNMA have explicit credit guarantees by the U.S. federal government, which protects us from credit losses on the contractual cash flows of the securities.

Other temporarily impaired securities, including obligations of state and political subdivisions and corporate bonds, were deemed credit worthy after our internal analysis of the issuers' latest financial information, credit ratings by major credit agencies, and/or credit enhancements. Based on our comprehensive analyses, we determined that the decline in the fair values of these securities was primarily driven by factors other than credit, such as changes in market interest rates and liquidity spreads subsequent to purchase. At December 31, 2018, Management determined that it did not intend to sell investment securities with unrealized losses, and it is more than likely than not that we will not have to sell any of the securities with unrealized losses before recovery of their amortized cost. Therefore, we do not consider these investment securities to be other-than-temporarily impaired at December 31, 2018.

Non-Marketable Securities

As a member of the FHLB, we are required to maintain a minimum investment in FHLB capital stock determined by the Board of Directors of the FHLB. The minimum investment requirements can increase in the event we increase our total asset size or borrowings with the FHLB. Shares cannot be purchased or sold except between the FHLB and its members at the $100 per share par value. We held $11.1 million of FHLB stock included in other assets on the consolidated statements of condition at both December 31, 2018 and 2017. The carrying amounts of these investments are reasonable estimates of fair value because the securities are restricted to member banks and they do not have a readily determinable market value. Based on our analysis of FHLB’s financial condition and certain qualitative factors, we determined that the FHLB stock was not impaired at December 31, 2018 and 2017.  On February 21, 2019, FHLB announced a cash dividend for the fourth quarter of 2018 at an annualized dividend rate of 7.00% to be distributed in mid-March 2019. Cash dividends paid on FHLB capital stock are recorded as non-interest income.

As a member bank of Visa U.S.A., we held 10,439 and 16,939 shares of Visa Inc. Class B common stock at December 31, 2018 and 2017, respectively. These shares have a carrying value of zero and are restricted from resale to non-member banks of Visa U.S.A. until their conversion into Class A (voting) shares upon the termination of Visa Inc.'s Covered Litigation escrow account. Because of the restriction and the uncertainty on the conversion rate to Class A shares, these shares lack a readily determinable fair value. When converting this Class B common stock to Class A common stock based on the conversion rate of 1.6298, as of December 31, 2018 and 1.6483 as of December 31, 2017, and the closing stock price of Class A shares at those respective dates, the converted value of our shares of Class B common stock would have been $2.2 million and $3.2 million at December 31, 2018 and 2017, respectively. The conversion rate is subject to further adjustment upon the final settlement of the covered litigation against Visa Inc. and its member banks. As such, the fair value of these Class B shares can differ significantly from their converted values. For further information, refer to Note 12, Commitments and Contingencies.

In October 2018, we sold 6,500 shares of our holdings of Visa Inc. Class B common stock to a member bank of Visa U.S.A. The pre-tax gain from the sale, net of sales commission, was $956 thousand.

We invest in low income housing tax credit funds as a limited partner, which totaled $4.6 million and $2.1 million recorded in other assets as of December 31, 2018 and 2017, respectively. In 2018, we recognized $597 thousand of low income housing tax credits and other tax benefits, net of $507 thousand of amortization expense of low income housing tax credit investment, as a component of income tax expense. As of December 31, 2018, our unfunded commitments for these low income housing tax credit funds totaled $3.1 million. We did not recognize any impairment losses on these low income housing tax credit investments during 2018 or 2017, as the value of the future tax benefits exceeds the carrying value of the investments.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 was signed into law, which reduced the federal corporate income tax rate from 35% to 21% for tax years beginning 2018. Due to the tax rate change, we revised the amortization schedule according to the proportional amortization method for the tax deduction benefits on these low income housing tax credit investments starting in 2018 using the 21% federal tax rate and recorded a catch-up amortization expense of $67 thousand in 2017 as a component of income tax expense.

Page-66

Note 3:  Loans and Allowance for Loan Losses

Credit Quality of Loans

Virtually all of our loans are from customers located in California, primarily in Marin, Alameda, Sonoma, San Francisco, Napa, and Contra Costa counties. Approximately 88% and 87% of total loans were secured by real estate at December 31, 2018 and 2017, respectively. At December 31, 2018 and 2017, 67% of our loans were for commercial real estate, 85% of which were secured by real estate located in Marin, Sonoma, Alameda, San Francisco and Napa counties (California).

The following table shows outstanding loans by class and payment aging as of December 31, 2018 and 2017.

Loan Aging Analysis by Class
(in thousands)	Commercial and industrial	Commercial real estate, owner-occupied	Commercial real estate, investor	Construction	Home equity	Other residential	Installment and other consumer	Total
December 31, 2018
30-59 days past due	$5	$—	$1,004	$—	$—		$112	$1,121
60-89 days past due	—	—	—	—	—	—	—	—
90 days or more past due	—	—	—	—	—	—	—	—
Total past due	5	—	1,004	—	—	—	112	1,121
Current	230,734	313,277	872,406	76,423	124,696	117,847	27,360	1,762,743
Total loans [2]	$230,739	$313,277	$873,410	$76,423	$124,696	$117,847	$27,472	$1,763,864
Non-accrual loans [1]	$319	$—	$—	$—	$313	$—	$65	$697
December 31, 2017
30-59 days past due	$—	$—	$—	$—	$99	$255	$330	$684
60-89 days past due	1,340	—	—	—	—	—	—	1,340
90 days or more past due	—	—	—	—	307	—	—	307
Total past due	1,340	—	—	—	406	255	330	2,331
Current	234,495	300,963	822,984	63,828	132,061	95,271	27,080	1,676,682
Total loans [2]	$235,835	$300,963	$822,984	$63,828	$132,467	$95,526	$27,410	$1,679,013
Non-accrual loans [1]	$—	$—	$—	$—	$406	$—	$—	$406

1 Includes no purchased credit impaired ("PCI") loans at December 31, 2018. Three purchased credit impaired loans with unpaid balances totaling $131 thousand and no carrying values were not accreting interest at December 31, 2017. Amounts exclude accreting PCI loans of $2.1 million and December 31, 2018 and 2017, as we have a reasonable expectation about future cash flows to be collected and we continue to recognize accretable yield on these loans in interest income. There were no accruing loans past due more than ninety days at December 31, 2018 or 2017.
2 Amounts include net deferred loan origination costs of $635 thousand and $818 thousand at December 31, 2018 and 2017, respectively. Amounts are also net of unaccreted purchase discounts on non-PCI loans of $708 thousand and $1.2 million at December 31, 2018 and 2017, respectively.

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

Construction loans are generally made to developers and builders to finance construction, renovation and occasionally land acquisitions in anticipation of near-term development. Construction loans are structured with interest reserves that are used for the payment of interest during the development and marketing periods and capitalized as part of the

Page-67

loan balance. If we determine that a construction loan is impaired before the depletion of the interest reserve, then we apply the interest funded by the interest reserve against the loan's principal balance. These loans are underwritten after evaluation of the borrower's financial strength, reputation, prior track record, and independent appraisals. We monitor all construction projects to determine whether they are on schedule, completed as planned and in accordance with the approved construction budgets. Significant events can affect the construction industry, including: the inherent volatility of real estate markets and vulnerability to delays due to weather, change orders, inability to obtain construction permits, labor or material shortages, and price changes. Estimates of construction costs and value associated with the completed project may be inaccurate. Repayment of construction loans is largely dependent on the ultimate success of the project.

Consumer loans primarily consist of home equity lines of credit, other residential loans, and floating homes along with a small number of installment loans. Our other residential loans include tenancy-in-common fractional interest loans ("TIC") located almost entirely in San Francisco County. We originate consumer loans utilizing credit score information, debt-to-income ratio and loan-to-value ratio analysis. Diversification among consumer loan types, coupled with relatively small loan amounts that are spread across many individual borrowers, mitigates risk. We do not originate sub-prime residential mortgage loans, nor is it our practice to underwrite loans commonly referred to as "Alt-A mortgages," the characteristics of which are reduced documentation, borrowers with low FICO scores or collateral with high loan-to-value ratios.

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

We regularly review our credits for accuracy of risk grades whenever we receive new information. Borrowers are generally required to submit financial information at regular intervals. Typically, commercial borrowers with lines of credit are required to submit financial information with reporting intervals ranging from monthly to annually depending on credit size, risk and complexity. In addition, investor commercial real estate borrowers are usually required to submit rent rolls or property income statements annually. We monitor construction loans monthly. We review home equity and other consumer loans based on delinquency. We also review loans graded “Watch” or worse, regardless of loan type, no less than quarterly.

Page-68

The following table represents an analysis of the carrying amount in loans, net of deferred fees and costs and purchase premiums or discounts, by internally assigned risk grades, including PCI loans, at December 31, 2018 and 2017.

Credit Risk Profile by Internally Assigned Risk Grade
(in thousands)	Commercial and industrial	Commercial real estate, owner-occupied	Commercial real estate, investor	Construction	Home equity	Other residential	Installment and other consumer	Purchased credit-impaired	Total
December 31, 2018
Pass	$219,625	$299,998	$870,443	$73,735	$122,844	$117,847	$27,312	$2,112	$1,733,916
Special Mention	9,957	4,106	2,156	—	1,121	—	—	—	17,340
Substandard	1,126	7,986	—	2,688	648	—	160	—	12,608
Total loans	$230,708	$312,090	$872,599	$76,423	$124,613	$117,847	$27,472	$2,112	$1,763,864
December 31, 2017
Pass	$214,636	$281,104	$818,570	$60,859	$130,558	$95,526	$27,287	$1,325	$1,629,865
Special Mention	9,318	9,284	1,850	—	—	—	—	790	21,242
Substandard	11,816	9,409	1,774	2,969	1,815	—	123	—	27,906
Total loans	$235,770	$299,797	$822,194	$63,828	$132,373	$95,526	$27,410	$2,115	$1,679,013

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

We may remove a loan from TDR designation if it meets all of the following conditions:

•	The loan is subsequently refinanced or restructured at current market interest rates and the new terms are consistent with the treatment of creditworthy borrowers under regular underwriting standards;

•	The borrower is no longer considered to be in financial difficulty;

•	Performance on the loan is reasonably assured; and

•	Existing loan did not have any forgiveness of principal or interest.

The same Management level that approved the loan classification upgrade must approve the removal of TDR status. During 2018, one TIC loan and one home equity loan with recorded investments totaling $247 thousand were removed from TDR designation after meeting all of the conditions above. There were no loans removed from TDR designation during 2017.

The following table summarizes the carrying amount of TDR loans by loan class as of December 31, 2018 and December 31, 2017.

(in thousands)	As of
Recorded investment in Troubled Debt Restructurings[1]	December 31, 2018	December 31, 2017
Commercial and industrial	$1,506	$2,165
Commercial real estate, owner-occupied	6,993	6,999
Commercial real estate, investor	1,821	2,171
Construction	2,688	2,969
Home equity	251	347
Other residential	462	1,148
Installment and other consumer[2]	685	721
Total	$14,406	$16,520
1Includes no acquired TDR loans as of December 31, 2018 or December 31, 2017.
2 There were two TDR loans on non-accrual status with recorded investments totaling $65 thousand at December 31, 2018 and no TDR loans on non-accrual status at December 31, 2017.

Page-69

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

(dollars in thousands)	Number of Contracts Modified	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment at Period End
TDRs modified during 2018:
Commercial and industrial	2	$254	$245	$172
TDRs modified during 2017:
Installment and other consumer	1	$50	$50	$47

The modifications during 2018 and 2017 primarily involved maturity or payment extensions, interest rate concessions, renewals, and other changes to loan terms. During 2018 and 2017, there were no defaults on loans that had been modified in a TDR within the prior twelve-month period. We report defaulted TDRs based on a payment default definition of more than ninety days past due.

Impaired Loans

The following tables summarize information by class on impaired loans and their related allowances. Total impaired loans include non-accrual loans, accruing TDR loans and accreting PCI loans that have experienced post-acquisition declines in cash flows expected to be collected.

(in thousands)	Commercial and industrial	Commercial real estate, owner-occupied	Commercial real estate, investor	Construction	Home equity	Other residential	Installment and other consumer	Total
December 31, 2018
Recorded investment in impaired loans:
With no specific allowance recorded	$303	$—	$—	$2,688	$313	$462	$111	$3,877
With a specific allowance recorded	1,522	6,993	1,821	—	251	—	574	11,161
Total recorded investment in impaired loans	$1,825	$6,993	$1,821	$2,688	$564	$462	$685	$15,038
Unpaid principal balance of impaired loans	$1,813	$6,993	$1,812	$2,688	$562	$461	$684	$15,013
Specific allowance	$466	$189	$45	$—	$5	$—	$73	$778
Average recorded investment in impaired loans during 2018	$1,980	$7,000	$1,904	$2,803	$671	$915	$704	$15,977
Interest income recognized on impaired loans during 2018 [1]	$239	$266	$83	$156	$19	$45	$29	$837
December 31, 2017
Recorded investment in impaired loans:
With no specific allowance recorded	$309	$—	$—	$2,689	$406	$995	$46	$4,445
With a specific allowance recorded	1,856	6,999	2,171	280	347	153	675	12,481
Total recorded investment in impaired loans	$2,165	$6,999	$2,171	$2,969	$753	$1,148	$721	$16,926
Unpaid principal balance of impaired loans	$2,278	$6,993	$2,168	$2,963	$750	$1,147	$720	$17,019
Specific allowance	$50	$188	$159	$7	$6	$1	$102	$513
Average recorded investment in impaired loans during 2017	$2,113	$6,998	$2,842	$3,132	$679	$1,324	$841	$17,929
Interest income recognized on impaired loans during 2017 [1]	$202	$266	$87	$147	$24	$62	$37	$825
[1] Interest income recognized on a cash basis totaled $135 thousand and $100 thousand in 2018 and 2017, respectively, and was primarily related to the payoff of non-accrual commercial PCI loans.

Management monitors delinquent loans continuously and identifies problem loans, generally loans graded Substandard or worse, loans on non-accrual status and loans modified in a TDR, to be evaluated individually for impairment testing. Generally, the recorded investment in impaired loans is net of any charge-offs from estimated losses related to specifically-identified impaired loans when they are deemed uncollectible. There were no charged-off amounts on impaired loans at December 31, 2018 or 2017. In addition, the recorded investment in impaired loans is net of purchase discounts or premiums on acquired loans and deferred fees and costs. At December 31, 2018 and 2017, unused

Page-70

commitments to extend credit on impaired loans, including performing loans to borrowers whose terms have been modified in TDRs, totaled $1.1 million and $935 thousand, respectively.

The following tables disclose activity in the allowance for loan losses ("ALLL") and the recorded investment in loans by class, as well as the related ALLL disaggregated by impairment evaluation method.

Allowance for Loan Losses Rollforward for the Year Ended
(in thousands)	Commercial and industrial	Commercial real estate, owner-occupied	Commercial real estate, investor	Construction	Home equity	Other residential	Installment and other consumer	Unallocated	Total
Year ended December 31, 2018
Beginning balance	$3,654	$2,294	$6,475	$681	$1,031	$536	$378	$718	$15,767
Provision (reversal)	(1,232)	113	1,228	75	(116)	264	(108)	(224)	—
Charge-offs	(3)	—	—	—	—	—	(2)	—	(5)
Recoveries	17	—	—	—	—	—	42	—	59
Ending balance	$2,436	$2,407	$7,703	$756	$915	$800	$310	$494	$15,821
Year ended December 31, 2017
Beginning balance	$3,248	$1,753	$6,320	$781	$973	$454	$372	$1,541	$15,442
Provision (reversal)	584	541	155	(100)	58	82	3	(823)	500
Charge-offs	(289)	—	—	—	—	—	(4)	—	(293)
Recoveries	111	—	—	—	—	—	7	—	118
Ending balance	$3,654	$2,294	$6,475	$681	$1,031	$536	$378	$718	$15,767

Allowance for Loan Losses and Recorded Investment In Loans
(dollars in thousands)	Commercial and industrial	Commercial real estate, owner-occupied	Commercial real estate, investor	Construction	Home equity	Other residential	Installment and other consumer	Unallocated	Total
December 31, 2018
Ending ALLL related to loans collectively evaluated for impairment	$1,970	$2,218	$7,658	$756	$910	$800	$237	$494	$15,043
Ending ALLL related to loans individually evaluated for impairment	466	189	45	—	5	—	73	—	778
Ending ALLL related to purchased credit-impaired loans	—	—	—	—	—	—	—	—	—
Ending balance	$2,436	$2,407	$7,703	$756	$915	$800	$310	$494	$15,821
Recorded Investment:
Collectively evaluated for impairment	$228,883	$305,097	$870,778	$73,735	$124,049	$117,385	$26,787	$—	$1,746,714
Individually evaluated for impairment	1,825	6,993	1,821	2,688	564	462	685	—	15,038
Purchased credit-impaired	31	1,187	811	—	83	—	—	—	2,112
Total	$230,739	$313,277	$873,410	$76,423	$124,696	$117,847	$27,472	$—	$1,763,864
Ratio of allowance for loan losses to total loans	1.06%	0.77%	0.88%	0.99%	0.73%	0.68%	1.13%	NM	0.90%
Allowance for loan losses to non-accrual loans	764%	NM	NM	NM	292%	NM	477%	NM	2,270%
NM - Not Meaningful

Page-71

Allowance for Loan Losses and Recorded Investment In Loans
(dollars in thousands)	Commercial and industrial	Commercial real estate, owner-occupied	Commercial real estate, investor	Construction	Home equity	Other residential	Installment and other consumer	Unallocated	Total
December 31, 2017
Ending ALLL related to loans collectively evaluated for impairment	$3,604	$2,106	$6,316	$674	$1,025	$535	$276	$718	$15,254
Ending ALLL related to loans individually evaluated for impairment	50	188	159	7	6	1	102	—	513
Ending ALLL related to purchased credit-impaired loans	—	—	—	—	—	—	—	—	—
Ending balance	$3,654	$2,294	$6,475	$681	$1,031	$536	$378	$718	$15,767
Loans outstanding:
Collectively evaluated for impairment	$233,605	$292,798	$820,023	$60,859	$131,620	$94,378	$26,689	$—	$1,659,972
Individually evaluated for impairment	2,165	6,999	2,171	2,969	753	1,148	721	—	16,926
Purchased credit-impaired	65	1,166	790	—	94	—	—	—	2,115
Total	$235,835	$300,963	$822,984	$63,828	$132,467	$95,526	$27,410	$—	$1,679,013
Ratio of allowance for loan losses to total loans	1.55%	0.76%	0.79%	1.07%	0.78%	0.56%	1.38%	NM	0.94%
Allowance for loan losses to non-accrual loans	NM	NM	NM	NM	254%	NM	NM	NM	3,883%
NM - Not Meaningful

Purchased Credit-Impaired Loans

Acquired loans are considered credit-impaired if there is evidence of significant deterioration of credit quality since origination and it is probable, at the acquisition date, that we will be unable to collect all contractually required payments receivable. Management has determined certain loans purchased in our three bank acquisitions to be PCI loans based on credit indicators such as non-accrual status, past due status, loan risk grade, loan-to-value ratio, etc. Revolving credit agreements (e.g., home equity lines of credit and revolving commercial loans) are not considered PCI loans as cash flows cannot be reasonably estimated.

The following table reflects the unpaid principal balance and related carrying value of PCI loans:

PCI Loans	December 31, 2018		December 31, 2017
(in thousands)	Unpaid Principal Balance	Carrying Value	Unpaid Principal Balance	Carrying Value
Commercial and industrial	$89	$31	$276	$65
Commercial real estate, owner occupied	1,247	1,187	1,297	1,166
Commercial real estate, investor	1,033	811	1,064	790
Home equity	210	83	231	94
Total purchased credit-impaired loans	$2,579	$2,112	$2,868	$2,115

The activities in the accretable yield, or income expected to be earned over the remaining lives of the PCI loans were as follows:

Accretable Yield	Years ended
(in thousands)	December 31, 2018	December 31, 2017
Balance at beginning of period	$1,254	$1,476
Additions	—	109
Accretion	(320)	(331)
Balance at end of period	$934	$1,254

Page-72

Pledged Loans

Our FHLB line of credit is secured under terms of a blanket collateral agreement by a pledge of certain qualifying loans with unpaid principal balances of $1,027.4 million and $887.9 million at December 31, 2018 and 2017, respectively. In addition, we pledge eligible TIC loans, which totaled $94.5 million and $67.6 million at December 31, 2018 and 2017, respectively, to secure our borrowing capacity with the Federal Reserve Bank (“FRB”). Also, see Note 7, Borrowings.

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

The following table shows changes in net loans to related parties for each of the two years ended December 31, 2018 and 2017:

(in thousands)	2018	2017
Balance at beginning of year	$11,852	$1,988
Additions	863	3,186
Advances	—	74
Repayments	(2,080)	(128)
Reclassified due to a change in borrower status[1]	—	6,732
Balance at end of year	$10,635	$11,852
1During 2017, two new directors joined our Board of Directors resulting in the reclassification of existing loans to those directors and their businesses to related party status.

Undisbursed commitments to related parties totaled $9.1 million as of both December 31, 2018 and 2017.

Note 4:  Bank Premises and Equipment

A summary of Bank premises and equipment at December 31 follows:

(in thousands)	2018	2017
Leasehold improvements	$15,024	$14,937
Furniture and equipment	10,839	11,113
Subtotal	25,863	26,050
Accumulated depreciation and amortization	(18,487)	(17,438)
Bank premises and equipment, net	$7,376	$8,612

The amount of depreciation and amortization totaled $2.1 million and $1.9 million for the years ended December 31, 2018 and 2017, respectively.

Note 5:  Bank Owned Life Insurance

We own life insurance policies on the lives of certain current and former officers designated by the Board of Directors to fund our employee benefit programs. Death benefits provided under the specific terms of these insurance policies are estimated to be $82.2 million at December 31, 2018. The benefits to employees' beneficiaries are limited to each employee's active service period. The investment in bank owned life insurance policies are reported in interest receivable and other assets at their cash surrender value of $39.0 million and $38.1 million at December 31, 2018 and 2017, respectively. The cash surrender value includes both the original premiums paid for the life insurance policies and the accumulated accretion of policy income since inception of the policies. Income of $913 thousand and $845 thousand was recognized on the life insurance policies in 2018 and 2017, respectively. We regularly monitor the credit ratings of our insurance carriers to ensure that they comply with our policy.

Page-73

Note 6:  Deposits

A stratification of time deposits at December 31, 2018 and 2017 is presented in the following table:

(in thousands)	December 31, 2018	December 31, 2017
Time deposits of less than $100 thousand	$34,638	$39,361
Time deposits of $100 thousand to $250 thousand	51,690	68,391
Time deposits of more than $250 thousand	30,854	52,364
Total time deposits	$117,182	$160,116

Interest on time deposits was $542 thousand and $576 thousand in 2018 and 2017, respectively.

Scheduled maturities of time deposits at December 31, 2018 are presented as follows:

(in thousands)	2019	2020	2021	2022	2023	Thereafter	Total
Scheduled maturities of time deposits	$76,880	$13,711	$14,366	$8,138	$4,064	$23	$117,182

As of December 31, 2018, $125.7 million in securities were pledged as collateral for our local agency deposits.

Our deposit portfolio includes deposits offered through the Promontory Interfinancial Network that are comprised of Certificate of Deposit Account Registry Service® ("CDARS") balances included in time deposits and Insured Cash Sweep® ("ICS") balances included in money market deposits. In addition, we offer deposits through Reich & Tang Deposit Networks, LLC, comprised of Demand Deposit MarketplaceSM ("DDM") balances. Through these two networks we are able to offer our customers access to FDIC-insured deposit products in aggregate amounts exceeding current insurance limits. When we place funds through CDARS, ICS and DDM, on behalf of a customer, we have the option of receiving matching deposits through the network's reciprocal deposit program. We consider the reciprocal deposits to be in-market deposits as distinguished from traditional out-of-market brokered deposits. We had $7.7 million and $13.5 million in CDARS and $44.1 million and $41.0 million in ICS balances in the reciprocal deposit program at December 31, 2018 and 2017, respectively. In addition, we had $22.7 million and $29.2 million in DDM balances in the reciprocal deposit program at December 31, 2018 and 2017, respectively. We also have the ability to place deposits through the networks for which we receive no matching deposits ("one-way" deposits). One-way CDARS and ICS deposits totaled $15.2 million and $4.2 million at December 31, 2018 and 2017, respectively.

The aggregate amount of deposit overdrafts that have been reclassified as loan balances was $131 thousand and $224 thousand at December 31, 2018 and 2017, respectively. Collectability of these overdrafts is subject to the same credit review process as other loans.

The Bank accepts deposits from shareholders, directors and employees in the normal course of business, and the terms are comparable to those with non-affiliated parties. The total deposits from directors and their businesses, and executive officers were $33.3 million and $29.9 million at December 31, 2018 and 2017, respectively.

Note 7: Borrowings

Federal Funds Purchased – The Bank had unsecured lines of credit with correspondent banks for overnight borrowings totaling $92.0 million at December 31, 2018 and $100.4 million at December 31, 2017.  In general, interest rates on these lines approximate the federal funds target rate. We had no overnight borrowings under these credit facilities at December 31, 2018 and December 31, 2017.

Federal Home Loan Bank Borrowings – As of December 31, 2018 and 2017, the Bank had lines of credit with the FHLB totaling $629.4 million and $538.9 million, respectively, based on eligible collateral of certain loans. FHLB overnight borrowings were $7.0 million at a rate of 2.56% on December 31, 2018. There were no borrowings at December 31, 2017.

Federal Reserve Line of Credit – The Bank has a line of credit with the FRBSF secured by certain residential loans.  At December 31, 2018 and 2017, the Bank had borrowing capacity under this line totaling $69.7 million and $52.1 million, respectively, and had no outstanding borrowings with the FRBSF.

Page-74

As part of an acquisition, Bancorp assumed two subordinated debentures due to NorCal Community Bancorp Trusts I and II, established for the sole purpose of issuing trust preferred securities on September 22, 2003 and December 29, 2005, respectively. The subordinated debentures were recorded at fair values totaling $4.95 million at acquisition date with contractual values totaling $8.2 million. The difference between the contractual balance and the fair value at acquisition date is accreted into interest expense over the lives of the debentures.

On October 7, 2018, Bancorp redeemed in full the subordinated debentures due to NorCal Community Bancorp Trust I, resulting in $916 thousand accelerated accretion. Accretion on the subordinated debentures totaled $1,025 thousand and $153 thousand in 2018 and 2017, respectively.

Bancorp has the option to defer payment of the interest on the subordinated debentures in Trust II for a period of up to five years, as long as there is no default on the subordinated debentures. In the event of interest deferral, dividends to Bancorp common stockholders are prohibited. The trust preferred securities were sold and issued in private transactions pursuant to an exemption from registration under the Securities Act of 1933, as amended. Bancorp has guaranteed, on a subordinated basis, distributions and other payments due on trust preferred securities totaling $4.0 million issued by Trust II, which have identical maturity, repricing and payment terms as the subordinated debentures.

The following table summarizes the contractual terms of the subordinated debentures due to Trust II as of December 31, 2018:

(in thousands)
Subordinated debentures due to NorCal Community Bancorp Trust II on March 15, 2036 with interest payable quarterly, based on 3-month LIBOR plus 1.40%, repricing quarterly (4.19% as of December 31, 2018), redeemable, in whole or in part, on any interest payment date	$4,124

Borrowings at December 31, 2018 and 2017 are summarized as follows:

	2018				2017
(dollars in thousands)	Carrying Value	Average Balance	Average Rate		Carrying Value	Average Balance	Average Rate
FHLB overnight borrowings	$7,000	$105	2.03%		$—	$1	1.75%
FHLB fixed-rate advances	$—	$—	—%		$—	$—	—%
Subordinated debentures	$2,640	$5,025	26.29%	[1]	$5,739	$5,664	7.65%

1 Subordinated debentures average rate includes the impact of the $916 thousand accelerated accretion due to early redemption of subordinated debentures due to NorCal Community Bancorp Trust I.

Note 8:  Stockholders' Equity and Stock Plans

Stock Split

On October 22, 2018, Bancorp announced a two-for-one stock split, which occurred on November 27, 2018. All share and per share data have been adjusted to reflect the stock split effective November 27, 2018.

Share-Based Awards

On May 11, 2010, our shareholders approved the 2010 Director Stock Plan to pay director fees in shares of Bancorp common stock up to 300,000 shares. In addition to cash compensation, we issued 5,470 and 5,756 shares of common stock under the 2010 Director Stock Plan to directors in 2018 and 2017, respectively. As of December 31, 2018, 214,398 shares were available for future grants under this plan.

On September 27, 2017, the Board of Directors adopted the 2017 Employee Stock Purchase Plan, effective July 1, 2017. Under the plan, our employees may purchase up to 400,000 of Bancorp's common shares through payroll deductions of between one percent and fifteen percent of pay in each pay period. Shares are purchased quarterly at a five percent discount from the closing market price on the last day of the quarter. As of December 31, 2018, 383,870 shares were available for future purchases under the plan.

Page-75

On March 17, 2017, the Board of Directors approved the 2017 Equity Plan, which was affirmed by Bancorp's shareholders on May 16, 2017 and replaced the 2007 Equity Plan. The Compensation Committee of the Board of Directors has the discretion to determine which employees, advisors and non-employee directors will receive an award, the timing of awards, the vesting schedule for each award, the type of award to be granted, the number of shares of Bancorp stock to be subject to each option and restricted stock award, and any other terms and conditions. As of December 31, 2018, there were 1,047,784 shares available for future grants to employees, advisors and non-employee directors.

Options are issued at an exercise price equal to the fair value of the stock at the date of grant. Options and restricted stock awarded to officers and employees during 2007 through 2014 vest 20% on each anniversary of the grant date for five years and expire ten years from the grant date. In general, option awards granted after 2014 for employees generally vest by one-third on each anniversary of the grant for three years and expire ten years from the grant date. Options granted to non-employee directors prior to 2016 vest 20% immediately and 20% on each anniversary of the grant date for four years and expire seven years from the grant date. Options granted to non-employee directors in 2016 vest by one-third on each anniversary of the grant for three years and expire ten years from the grant date. Options granted to non-employee directors after 2016 vest immediately and expire ten years from the grant date. Options issued as replacement awards in connection with the Bank of Napa acquisition were for existing stock option agreements that became fully vested due to change in control provisions as part of the merger agreement.

Stock options and restricted stock may be net settled in a cashless exercise by a reduction in the number of shares otherwise deliverable upon exercise or vesting in satisfaction of the exercise payment and/or applicable tax withholding requirements. During 2018, we withheld 46,794 shares totaling $1.7 million at a weighted-average price of $36.28 for cashless exercises. During 2017, we withheld 24,416 shares totaling $801 thousand at a weighted-average price of $32.82 for cashless exercises. Shares withheld under net settlement arrangements are available for future grants.

Performance-based stock awards (restricted stock) are issued to a selected group of employees. Stock award vesting is contingent upon the achievement of pre-established long-term performance goals set by the Compensation Committee of the Board of Directors. Performance is measured over a three-year period and cliff vested. These performance-based stock awards were granted at a maximum opportunity level, and based on the achievement of the pre-established goals, the actual payouts can range from 0% to 200% of the target award. For performance-based stock awards, an estimate is made of the number of shares expected to vest based on the probability that the performance criteria will be achieved to determine the amount of compensation expense to be recognized. The estimate is re-evaluated quarterly and total compensation expense is adjusted for any change in the current period.

A summary of stock option activity for the years ended December 31, 2018 and 2017 is presented in the following table. The intrinsic value of options outstanding and exercisable is calculated as the number of in-the-money options times the difference between the market price of our stock as of each year-end period presented and the exercise prices of the in-the-money options.

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted Average Grant-Date Fair Value	Weighted Average Remaining Contractual Term (in years)
Options outstanding at December 31, 2016	363,578	$20.60	$5,190		5.77
Granted [1]	201,328	19.89		$16.31
Cancelled, expired or forfeited	(4,022)	21.99
Exercised	(42,948)	19.31	585
Options outstanding at December 31, 2017	517,936	20.42	7,075		5.34
Exercisable (vested) at December 31, 2017	384,344	17.85	6,212		4.42
Options outstanding at December 31, 2017	517,936	20.42	7,075		5.34
Granted	74,096	33.97		7.17
Cancelled, expired or forfeited	(9,140)	28.25
Exercised	(157,192)	13.93	3,462
Options outstanding at December 31, 2018	425,700	25.01	6,910		5.85
Exercisable (vested) at December 31, 2018	311,050	22.57	5,809		4.94
1 Includes 140,290 replacement stock option awards issued in the Acquisition with a $13.60 weighted average exercise price and a $20.36 weighted average grant-date fair value. See Note 18, Acquisition.

Page-76

The following table summarizes non-vested restricted stock awards and changes during the years ended December 31, 2018 and 2017.

	Number of Shares	Weighted Average Grant-Date Fair Value
Non-vested awards at December 31, 2016	79,398	$24.08
Granted	32,460	34.80
Vested	(20,642)	22.89
Non-vested awards at December 31, 2017	91,216	28.16
Granted	37,040	33.58
Vested	(28,812)	26.06
Cancelled or forfeited	(12,056)	27.32
Non-vested awards at December 31, 2018	87,388	31.26

A summary of the options outstanding and exercisable by price range as of December 31, 2018 is presented in the following table:

	Stock Options Outstanding as of December 31, 2018			Stock Options Exercisable as of December 31, 2018
Range of Exercise Prices	Stock Options Outstanding	Remaining Contractual Life (in years)	Weighted Average Exercise Price	Stock Options Exercisable	Weighted Average Exercise Price
$0.00 - $10.00	4,604	3.1	$8.96	4,604	$8.96
$10.01 - $20.00	110,394	2.3	16.94	110,394	16.94
$20.01 - $30.00	179,828	6.0	23.73	151,808	23.63
$30.01 - $40.00	127,040	8.8	33.94	40,410	33.78
$40.01 - $50.00	3,834	9.5	40.70	3,834	40.70
	425,700			311,050

We determine the fair value of stock options at the grant date using the Black-Scholes pricing model that takes into account the stock price at the grant date, the exercise price, and the following assumptions (weighted-average shown).

	Years ended December 31,
	2018	2017
Risk-free interest rate	2.60%	1.66%
Expected dividend yield on common stock	1.76%	1.70%
Expected life in years	5.9	2.4
Expected price volatility	22.47%	25.58%

The fair value of stock options as of the grant date is recorded as a stock-based compensation expense in the consolidated statements of comprehensive income over the requisite service period, which is generally the vesting period, with a corresponding increase in common stock. Stock-based compensation also includes compensation expense related to the issuance of restricted stock awards. The grant-date fair value of the restricted stock awards, which equals the intrinsic value, is recorded as compensation expense over the requisite service period with a corresponding increase in common stock as the shares vest. Stock option and restricted stock awards issued in 2018 include a retirement eligibility clause whereby the requisite service period is satisfied at the retirement eligibility date. For those awards, we accelerate stock-based compensation when the award holder is eligible to retire. However, retirement eligibility does not affect the exercisability of the award, which is based on the scheduled vesting period. Total compensation expense for stock options and restricted stock awards was $1.7 million and $1.3 million during 2018 and 2017, respectively, and the total recognized deferred tax benefits related thereto were $404 thousand and $293 thousand, respectively.

As of December 31, 2018, there was $1.1 million of total unrecognized compensation expense related to non-vested stock options and restricted stock awards, which is expected to be recognized over a weighted-average period of approximately 1.9 years. The total grant-date fair value of stock options vested during the years ended December 31, 2018 and 2017 was $543 thousand and $449 thousand, respectively. The total grant-date fair value of restricted stock awards vested during 2018 and 2017 was $967 thousand and $473 thousand, respectively.

Page-77

We record excess tax benefits (deficiencies) resulting from the exercise of non-qualified stock options, the disqualifying disposition of incentive stock options and vesting of restricted stock awards as income tax benefits (expense) in the consolidated statements of comprehensive income with a corresponding decrease (increase) to current taxes payable. In 2018 and 2017, we recognized $484 thousand and $214 thousand, respectively, in excess tax benefits recorded as a reduction to income tax expense related to these types of transactions. The tax benefits realized from disqualifying dispositions of incentive stock options were recognized in tax expense to the extent of the book compensation cost recorded.

Dividends

Presented below is a summary of cash dividends paid in 2017 and 2018 to common shareholders, recorded as a reduction from retained earnings. On January 25, 2019, the Board of Directors declared a $0.19 per share cash dividend, paid February 15, 2019 to the shareholders of record at the close of business on February 8, 2019.

	Years ended December 31,
(in thousands except per share data)	2018	2017
Cash dividends to common stockholders	$8,860	$6,896
Cash dividends per common share	$0.64	$0.56

The holders of unvested restricted stock awards are entitled to dividends on the same per-share ratio as holders of common stock. Tax benefits for dividends paid on unvested restricted stock awards are recorded as tax benefits in the consolidated statements of comprehensive income with a corresponding decrease to current taxes payable. Dividends on forfeited awards are included in stock-based compensation expense.

Under the California Corporations Code, payment of dividends by Bancorp to its shareholders is restricted to the amount of retained earnings immediately prior to the distribution or the amount of assets that exceeds the total liabilities immediately after the distribution. As of December 31, 2018, Bancorp's retained earnings and amount of total assets that exceeds total liabilities were $179.9 million and $316.4 million, respectively.

Under the California Financial Code, payment of dividends by the Bank to Bancorp is restricted to the lesser of retained earnings or the amount of undistributed net profits of the Bank from the three most recent fiscal years. Under this restriction, approximately $24.9 million of the Bank's retained earnings balance was available for payment of dividends to Bancorp as of December 31, 2018. Bancorp held $19.1 million in cash at December 31, 2018. This cash, combined with the $24.9 million dividends available to be distributed from the Bank, is considered adequate to cover Bancorp's estimated operational needs, cash dividends to shareholders in 2019, and the Share Repurchase Program discussed below.

Preferred Stock and Shareholder Rights Plan

On July 6, 2017, Bancorp adopted a new shareholder rights agreement (“Rights Agreement”), which replaced the existing Rights Agreement that expired on July 23, 2017. The Rights Agreement, which expires on July 23, 2022, is designed to discourage takeovers that involve abusive tactics or do not provide fair value to shareholders. The Rights Agreement defines the percentage of share ownership of an "acquiring person" as 10% of the outstanding common shares. Currently, each right entitles the registered holder to purchase from Bancorp one two-hundredth of a share of Series A Junior Participating Preferred Stock, no par value, of Bancorp at an initial price of $90 per one one-hundredth of a preferred share, subject to adjustment upon the occurrence of certain events. As of December 31, 2018, Bancorp was authorized to issue five million shares of preferred stock with no par value, one million shares of which have been designated as Series A Junior Participating Preferred Stock, with no par value under the Rights Agreement. In the event of a proposed merger, tender offer or other attempt to gain control of Bancorp that the Board of Directors does not approve, the Board of Directors may authorize the issuance of shares of common or preferred stock that would impede the completion of such a transaction. An effect of the possible issuance of common or preferred stock, therefore, may be to deter a future takeover attempt. The Board of Directors has no present plans or understandings for the issuance of any common or preferred stock in connection with the Rights Agreement.

Page-78

Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income

We early adopted ASU No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, in the first quarter of 2018 and reclassified $638 thousand from AOCI to retained earnings. This amount represents the stranded income tax effects related to the unrealized loss on available-for-sale securities in AOCI on the date of the enactment of the Tax Cuts and Jobs Act of 2017. For more information on ASU No. 2018-02, refer to Note 1, Summary of Significant Accounting Policies.

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

During 2018, Bancorp repurchased 171,217 shares for a total amount of $7.0 million.

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

Transfers between levels of the fair value hierarchy are recognized through our monthly and/or quarterly valuation process in the reporting period during which the event or circumstances that caused the transfer occurred. No such transfers occurred in the years presented.

Page-79

The following table summarizes our assets and liabilities that were required to be recorded at fair value on a recurring basis.

(in thousands) Description of Financial Instruments	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Measurement Categories: Changes in Fair Value Recorded In1
December 31, 2018
Securities available for sale:
Mortgage-backed securities and collateralized mortgage obligations issued by U.S. government agencies	$278,403	$—	$278,403	$—	OCI
SBA-backed securities	$50,781	$—	$50,781	$—	OCI
Debentures of government sponsored agencies	$53,018	$—	$53,018	$—	OCI
Privately-issued collateralized mortgage obligations	$297	$—	$297	$—	OCI
Obligations of state and political subdivisions	$77,960	$—	$77,960	$—	OCI
Corporate bonds	$2,005	$—	$2,005	$—	OCI
Derivative financial assets (interest rate contracts)	$161	$—	$161	$—	NI
Derivative financial liabilities (interest rate contracts)	$375	$—	$375	$—	NI
December 31, 2017
Securities available for sale:
Mortgage-backed securities and collateralized mortgage obligations issued by U.S. government agencies	$188,061	$—	$188,061	$—	OCI
SBA-backed securities	$25,982	$—	$25,817	$165	OCI
Debentures of government sponsored agencies	$12,938	$—	$12,938	$—	OCI
Privately-issued collateralized mortgage obligations	$1,431	$—	$1,431	$—	OCI
Obligations of state and political subdivisions	$97,491	$—	$97,491	$—	OCI
Corporate bonds	$6,564	$—	$6,564	$—	OCI
Derivative financial assets (interest rate contracts)	$74	$—	$74	$—	NI
Derivative financial liabilities (interest rate contracts)	$740	$—	$740	$—	NI
 1Other comprehensive income ("OCI") or net income ("NI").

Securities available-for-sale are recorded at fair value on a recurring basis. When available, quoted market prices (Level 1) are used to determine the fair value of securities available-for-sale. If quoted market prices are not available, we obtain pricing information from a reputable third-party service provider, who may utilize valuation techniques that use current market-based or independently sourced parameters, such as bid/ask prices, dealer-quoted prices, interest rates, benchmark yield curves, prepayment speeds, probability of default, loss severity and credit spreads (Level 2).   Level 2 securities include obligations of state and political subdivisions, U.S. agencies or government-sponsored agencies' debt securities, mortgage-backed securities, government agency-issued, privately-issued collateralized mortgage obligations and corporate bonds. As of December 31, 2018 and 2017, there were no securities that were considered Level 1 securities. As of December 31, 2017, we had one Level 3 available-for-sale U.S. government agency obligation, which was paid off in 2018.

Securities held-to-maturity may be written down to fair value (determined using the same techniques discussed above for securities available-for-sale) as a result of an other-than-temporary impairment, and we did not record any write-downs during 2018 or 2017.

On a recurring basis, derivative financial instruments are recorded at fair value, which is based on the income approach using observable Level 2 market inputs, reflecting market expectations of future interest rates as of the measurement date.  Standard valuation techniques are used to calculate the present value of the future expected cash flows assuming an orderly transaction.  Valuation adjustments may be made to reflect both our own credit risk and the counterparties’ credit risk in determining the fair value of the derivatives. Level 2 inputs for the valuations are limited to observable market prices for London Interbank Offered Rate (“LIBOR”) and Overnight Index Swap ("OIS") rates (for the very short term), quoted prices for LIBOR futures contracts, observable market prices for LIBOR and OIS swap rates, and one-

Page-80

month and three-month LIBOR basis spreads at commonly quoted intervals. Mid-market pricing of the inputs is used as a practical expedient in the fair value measurements. We project spot rates at reset days specified by each swap contract to determine future cash flows, then discount to present value using either LIBOR or OIS curves depending on whether the swap positions are fully collateralized as of the measurement date. When the value of any collateral placed with counterparties is less than the interest rate derivative liability, a credit valuation adjustment ("CVA") is applied to reflect the credit risk we pose to counterparties. We have used the spread between the Standard & Poor's BBB rated U.S. Bank Composite rate and LIBOR for the closest maturity term corresponding to the duration of the swaps to derive the CVA. A similar credit risk adjustment, correlated to the credit standing of the counterparty, is made when collateral posted by the counterparty does not fully cover their liability to the Bank. For further discussion on our methodology in valuing our derivative financial instruments, refer to Note 14, Derivative Financial Instruments and Hedging Activities.

Certain financial assets may be measured at fair value on a non-recurring basis. These assets are subject to fair value adjustments that result from the application of the lower of cost or fair value accounting or write-downs of individual assets, such as impaired loans that are collateral dependent and other real estate owned ("OREO"). As of December 31, 2018 and 2017, we did not carry any assets measured at fair value on a non-recurring basis.

Disclosures about Fair Value of Financial Instruments

The table below is a summary of fair value estimates for financial instruments as of December 31, 2018 and 2017, excluding financial instruments recorded at fair value on a recurring basis (summarized in the first table in this note). The carrying amounts in the following table are recorded in the consolidated statements of condition under the indicated captions. Further, we have not disclosed the fair value of financial instruments specifically excluded from disclosure requirements such as bank-owned life insurance policies ("BOLI") and non-maturity deposit liabilities. Additionally, we held shares of FHLB stock and Visa Inc. Class B common stock, both recorded at cost, as there was no impairment or changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer as of December 31, 2018. Both FHLB stock and Visa Inc. Class B common stock were held at cost as of December 31, 2017, prior to adoption of ASU No. 2016-01. See further detail on the adoption of the ASU within Note 1, Summary of Significant Accounting Policies, and further discussion on values within Note 2, Investment Securities, above.

	December 31, 2018			December 31, 2017
(in thousands)	Carrying Amounts	Fair Value	Fair Value Hierarchy	Carrying Amounts	Fair Value	Fair Value Hierarchy
Financial assets:
Cash and cash equivalents	$34,221	$34,221	Level 1	$203,545	$203,545	Level 1
Investment securities held-to-maturity	157,206	153,894	Level 2	151,032	151,032	Level 2
Loans, net	1,748,043	1,700,971	Level 3	1,663,246	1,650,198	Level 3
Interest receivable	8,292	8,292	Level 2	7,501	7,501	Level 2
Financial liabilities:
Time deposits	117,182	116,584	Level 2	160,116	159,540	Level 2
Subordinated debentures	2,640	3,268	Level 3	5,739	5,118	Level 3
Interest payable	104	104	Level 2	191	191	Level 2

Commitments - The value of unrecognized financial instruments is estimated based on the fee income associated with the commitments which, in the absence of credit exposure, is considered to approximate their settlement value. The fair value of commitment fees was not material as of December 31, 2018 and 2017.

Note 10: Benefit Plans

In 2003, we established a Deferred Compensation Plan that allows certain key Management personnel designated by the Board of Directors of the Bank to defer up to 80% of their salary and 100% of their annual bonus. The plan was amended in 2007 in order to comply with changes to Internal Revenue Code Section 409A. Under the amended plan, amounts deferred earn interest that is equal to the prime rate as published in the Wall Street Journal, on the first business day of the year, which was 4.50% on January 1, 2018 and 3.75% on January 1, 2017. Our deferred

Page-81

compensation obligation totaled $3.8 million and $3.4 million at December 31, 2018 and 2017, respectively, and is included in interest payable and other liabilities.

Our 401(k) Defined Contribution Plan (the “401(k) Plan”) commenced in May 1990 and is available to all regular employees at least eighteen years of age who complete ninety days of service, and enter the plan during one of the four open enrollment dates (January 1, April 1, July 1, and October 1) of each year. Under the 401(k) Plan, employees can defer between 1% and 50% of their eligible compensation, up to the maximum amount allowed by the Internal Revenue Code. Contributions to the 401(k) Plan for the employer match vest at a rate of 20% per year over five years, per plan provisions. Starting 2017, the Bank increased the employer match to 70% of each participant's contribution, with a maximum of $5 thousand of matching contribution per participant per year. Employer contributions totaled $851 thousand and $765 thousand for the years ended December 31, 2018 and 2017, respectively.

In 1999, the 401(k) Plan was amended to include an employee stock ownership component and was renamed the Bank of Marin Employee Stock Ownership and Savings Plan (the “Plan”). Under the terms of the Plan, as amended, the Board of Directors determines a specific portion of the Bank's profits to be contributed to the employee stock ownership each year either in common stock or in cash for the purchase of Bancorp stock to be allocated to all eligible employees based on a percentage of their salaries, regardless of whether an employee is participating in the 401(k) plan or not. In January 2010, the Bank of Marin Employee Stock Ownership and Savings Plan was split into two plans: Bank of Marin 401(k) Plan and Bank of Marin Employee Stock Ownership Plan ("ESOP"). The same eligibility criteria apply under the ESOP, while employees' contributions are not permitted. For all participants, employer contributions vest over a five year service period, per plan provisions. After five years of service, all employer contributions vest immediately. The Bank of Marin 401(k) Plan was amended in early 2016 to incorporate recent changes in the pension laws, and was amended again in November 2016 to include a Roth 401(k) option.

Starting 2017, Bancorp issued shares of common stock and contributed them to the ESOP and recognized $1.2 million in expense in both 2018 and 2017, based on the quoted market price on the date of contribution. Cash dividends paid on Bancorp stock held by the ESOP are used to purchase additional shares in the open market. All shares of Bancorp stock held by the ESOP are included in the calculations of basic and diluted earnings per share. The employer contributions to the ESOP and the 401(k) Plan are included in salaries and benefits expense.

On January 1, 2011, we established a Salary Continuation Plan for a select group of Executive Management, who will receive twenty-five percent of their estimated salary at retirement as salary continuation benefit payments upon retirement.  Each participant will need to participate in this plan for five years before vesting begins. After five years, the participant will vest ratably in the benefit over the remaining period until age 65. This Plan is unfunded and nonqualified for tax purposes and for purposes of Title I of the Employee Retirement Income Security Act of 1974. As part of the acquisition of Bank of Napa in November 2017, we assumed the salary continuation agreements for four former executive officers of Bank of Napa. Under these agreements, fixed annual retirement benefit payments will be made for ten years beginning the first day of the month following the executive reaching the age of 65. At December 31, 2018 and 2017, respectively, our liability under the Salary Continuation Plan was $2.7 million and $2.5 million recorded in interest payable and other liabilities.

Note 11: Income Taxes

The current and deferred components of the income tax provision for each of the two years ended December 31 are as follows:

(in thousands)	2018	2017
Current tax provision
Federal	$7,289	$5,379
State	4,722	2,623
Total current	12,011	8,002
Deferred tax (benefit) provision
Federal	(898)	4,444
State	(318)	416
Total deferred	(1,216)	4,860
Total income tax provision	$10,795	$12,862

Page-82

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 was signed into law. The law reduced the federal corporate income tax rate to 21% for tax years beginning on or after January 1, 2018. Due to the enactment of the Tax Cuts and Jobs Act of 2017, the Bank has valued all of its federal deferred tax assets and liabilities at the 21% rate. As a result, a $3.0 million adjustment to the net deferred tax assets valuation as of December 22, 2017 was recorded in the provision for income taxes in 2017.

The following table shows the tax effect of our cumulative temporary differences as of December 31:

(in thousands)	2018	2017
Deferred tax assets:
Allowance for loan losses and off-balance sheet credit commitments	$4,960	$4,945
Net operating loss carryforwards	2,271	2,629
Net unrealized loss on securities available-for-sale	1,800	1,405
Deferred compensation plan and salary continuation plan	1,940	1,744
State franchise tax	993	557
Accrued but unpaid expenses	1,153	212
Fair value adjustment on acquired loans	364	570
Deferred rent and other lease incentives	224	328
Depreciation and disposals on premises and equipment	584	632
Stock-based compensation	517	463
Interest received on non-accrual loans	114	130
Other	215	266
Total gross deferred tax assets	15,135	13,881
Deferred tax liabilities:
Deferred loan origination costs and fees	(2,360)	(2,153)
Unaccreted discount on subordinated debentures	(439)	(742)
Core deposit intangible assets	(1,647)	(1,919)
Accretion on investment securities	(67)	(56)
Other	(204)	(221)
Total gross deferred tax liabilities	(4,717)	(5,091)
Net deferred tax assets	$10,418	$8,790

As of December 31, 2018, federal and California net operating loss carryforwards ("NOLs") of $3.9 million and $16.9 million, respectively, corresponded to the total $2.3 million deferred tax asset above. If not fully utilized, the federal NOLs will begin to expire in 2031, and the California NOLs will begin to expire in 2028. Based upon the level of historical taxable income and projections for future taxable income over the periods during which the deferred tax assets are expected to be deductible, Management believes it is more likely than not we will realize the benefit of the remaining deferred tax assets. Accordingly, no valuation allowance has been established as of December 31, 2018 or 2017.

The effective tax rate for 2018 and 2017 differs from the current federal statutory income tax rate as follows:

	2018	2017
Federal statutory income tax rate	21.0%	35.0%
Increase (decrease) due to:
California franchise tax, net of federal tax benefit	8.0%	6.9%
Write down of federal deferred tax assets, net [1]	—%	10.5%
Tax exempt interest on municipal securities and loans	(2.4)%	(6.1)%
Tax exempt earnings on bank owned life insurance	(0.4)%	(1.0)%
Non-deductible acquisition related expenses	—%	0.8%
Low income housing and qualified zone academy bond tax credits	(0.5)%	(0.4)%
Stock-based compensation excess tax benefit	(0.6)%	(0.3)%
Other	(0.2)%	(0.8)%
Effective Tax Rate	24.9%	44.6%

1 Due to the enactment of the Tax Cuts and Jobs Act of 2017, which reduced the federal corporate income tax rate to 21% for tax years beginning on or after January 1, 2018, we wrote down net deferred tax assets as of December 22, 2017 by $3.0 million recorded in income tax expense in 2017.

Bancorp and the Bank have entered into a tax allocation agreement, which provides that income taxes shall be allocated between the parties on a separate entity basis. The intent of this agreement is that each member of the consolidated group will incur no greater tax liability than it would have incurred on a stand-alone basis.

Page-83

We file a consolidated return in the U.S. federal tax jurisdiction and a combined return in the State of California tax jurisdiction. There were no ongoing federal or state income tax examinations at the issuance of this report. We are no longer subject to examinations by tax authorities for years before 2015 for federal income tax and before 2014 for California. At December 31, 2018 and 2017, there were no unrecognized tax benefits, and neither the Bank nor Bancorp had accruals for interest and penalties related to unrecognized tax benefits.

Note 12:  Commitments and Contingencies

We rent certain premises under long-term, non-cancelable operating leases expiring at various dates through the year 2032. Most of the leases contain certain renewal options and escalation clauses. At December 31, 2018, the approximate minimum future commitments payable under non-cancelable contracts for leased premises are as follows:

(in thousands)	2019	2020	2021	2022	2023	Thereafter	Total
Operating leases	$4,206	$3,760	$2,047	$1,282	$966	$1,938	$14,199

Rent expense included in occupancy expense totaled $4.6 million in 2018 and $4.1 million in 2017.

Litigation Matters

Bancorp may be party to legal actions that arise from time to time as part of the normal course of business. Bancorp's Management is not aware of any pending legal proceedings to which either it or the Bank may be a party or has recently been a party that will have a material adverse effect on the financial condition or results of operations of Bancorp or the Bank.

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

In 2012, Visa had reached a $4.0 billion interchange multidistrict litigation class settlement agreement with plaintiffs representing a class of U.S. retailers. On September 17, 2018, Visa signed an amended settlement agreement with the putative class action plaintiffs of the U.S. interchange multidistrict litigation that superseded the 2012 settlement agreement. Visa's share of the settlement amount under the amended class settlement agreement increased to $4.1 billion. Visa deposited $600 million into the litigation escrow account in June 2018, increasing the escrow account balance to $1.5 billion. The escrow balance, combined with funds previously deposited with the court, are expected to cover the settlement payment obligations. On January 24, 2019, the district court granted preliminary approval of the amended class settlement agreement.

The outcome of the Covered Litigation affects the conversion rate of Visa Class B common stock held by us to Visa Class A common stock, as discussed above and in Note 2, Investment Securities. The final conversion rate might change depending on the final settlement payments, and the full effect on member banks is still uncertain. Litigation is ongoing and until the court approval process is complete, there is no assurance that Visa will resolve the claims as contemplated by the amended class settlement agreement, and additional lawsuits may arise from individual merchants who opted out of the class settlement. However, until the escrow account is fully depleted and the conversion rate of Class B to Class A common stock is reduced to zero, no future cash settlement payments are required by the member banks, such as us, on the Covered Litigation. Therefore, we are not required to record any indemnification liabilities related to the Covered Litigation. For further information, including a discussion of a reduction to our holdings of Class B Visa shares, refer to Note 2, Investment Securities.

Note 13: Concentrations of Credit Risk

Concentration of credit risk is the risk associated with a lack of diversification, such as having substantial investments in a few individual issuers, thereby exposing us to greater risks resulting from adverse economic, political, regulatory,

Page-84

geographic, industrial or credit developments. Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, investment securities and loans.
Our cash in correspondent bank accounts, at times, may exceed FDIC insured limits. We place cash and cash equivalents with high quality financial institutions, periodically monitor their credit worthiness and limit the amount of credit exposure to any one institution according to regulations. Concentrations of credit risk with respect to investment securities are limited to the U.S. Government, its agencies and Government Sponsored Enterprises ("GSEs") and was $528.3 million, or 85% of our total investment portfolio at December 31, 2018 and $358.4 million, or 74% at December 31, 2017.
We also manage our credit exposure related to our loan portfolio to avoid the risk of undue concentration of credits in a particular industry by reducing significant exposure to highly leveraged transactions or to any individual customer or counterparty, and by obtaining collateral as appropriate. No individual borrower accounts for more than 3% of loans held in the portfolio. The largest loan concentration group by industry of the borrowers is real estate, which accounts for 83% and 81% of our loan portfolio at December 31, 2018 and 2017, respectively.
Note 14: Derivative Financial Instruments and Hedging Activities

We entered into interest rate swap agreements, primarily as an asset/liability management strategy, in order to mitigate the changes in the fair value of specified long-term fixed-rate loans (or firm commitments to enter into long-term fixed-rate loans) caused by changes in interest rates. These hedges allow us to offer long-term fixed rate loans to customers without assuming the interest rate risk of a long-term asset. Converting our fixed-rate interest payments to floating-rate interest payments, generally benchmarked to the one-month U.S. dollar LIBOR index, protects us against changes in the fair value of our loans associated with fluctuating interest rates.

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

As of December 31, 2018, we had five interest rate swap agreements, which are scheduled to mature in June 2031, October 2031, July 2032, August 2037 and October 2037. All of our derivatives are accounted for as fair value hedges. The notional amounts of the interest rate contracts are equal to the notional amounts of the hedged loans. Our interest rate swap payments are settled monthly with counterparties. Accrued interest on the swaps totaled $3 thousand and $8 thousand as of December 31, 2018 and 2017, respectively. Information on our derivatives follows:

	Asset derivatives		Liability derivatives
(in thousands)	December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2017
Fair value hedges:
Interest rate contracts notional amount	$8,895	$4,019	$9,016	$14,810
Interest rate contracts fair value [1]	$161	$74	$375	$740
1 See Note 9, Fair Value of Assets and Liabilities for valuation methodology.

The following table presents the carrying amount associated cumulative basis adjustment related to the application of fair value hedge accounting that is included in the carrying amount of hedged assets as of December 31, 2018 and 2017:

	Carrying Amounts of Hedged Assets		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Loans
(in thousands)	December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2017
Loans	$17,917	$19,260	$6	$431

Page-85

The following table presents the net gains (losses) recognized in interest income on loans on the consolidated statements of comprehensive income related to our derivatives designated as fair value hedges:

	Years ended December 31,
(in thousands)	2018	2017
Interest and fees on loans [1]	$79,527	$66,799

Increase in value of designated interest rate swaps due to LIBOR interest rate movements	$452	$212
Payment on interest rate swaps	(149)	(333)
Decrease in value of hedged loans	(425)	(166)
Decrease in value of yield maintenance agreement	(14)	(15)
Net loss on fair value hedging derivatives recognized against loan interest income [2]	$(136)	$(302)
1 Represents the income line item in the statement of comprehensive income in which the effects of fair value hedges are recorded.
2 Includes hedge ineffectiveness gain of $13 thousand and $31 thousand for the years ended December 31, 2018, and 2017, respectively. Changes in value of swaps were included in the assessment of hedge effectiveness. Hedge ineffectiveness is the measure of the extent to which the change in the fair value of the hedging instruments does not exactly offset the change in the fair value of the hedged items from period to period.

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

Information on financial instruments that are eligible for offset in the consolidated statements of condition follows:

Offsetting of Financial Assets and Derivative Assets
				Gross Amounts Not Offset in the Statements of Condition
		Gross Amounts	Net Amounts
	Gross Amounts	Offset in the	of Assets Presented
	of Recognized	Statements of	in the Statements	Financial	Cash Collateral
(in thousands)	Assets[1]	Condition	of Condition[1]	Instruments	Received	Net Amount
December 31, 2018
Derivatives by Counterparty:
Counterparty A	$161	$—	$161	$(161)	$—	$—
Total	$161	$—	$161	$(161)	$—	$—

December 31, 2017
Derivatives by Counterparty:
Counterparty A	$74	$—	$74	$(74)	$—	$—
Total	$74	$—	$74	$(74)	$—	$—
1 Amounts exclude accrued interest totaling less than $1 thousand both at December 31, 2018 and 2017.

Offsetting of Financial Liabilities and Derivative Liabilities
				Gross Amounts Not Offset in the Statements of Condition
		Gross Amounts	Net Amounts of
	Gross Amounts	Offset in the	Liabilities Presented
	of Recognized	Statements of	in the Statements of	Financial	Cash Collateral
(in thousands)	Liabilities[2]	Condition	Condition[2]	Instruments	Pledged	Net Amount
December 31, 2018
Derivatives by Counterparty:
Counterparty A	$375	$—	$375	$(161)	—	$214
Total	$375	$—	$375	$(161)	$—	$214

December 31, 2017
Derivatives by Counterparty:
Counterparty A	$740	$—	$740	$(74)	(666)	$—
Total	$740	$—	$740	$(74)	$(666)	$—
2 Amounts exclude accrued interest totaling $3 thousand and $8 thousand at December 31, 2018 and 2017, respectively.

Page-86

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

Management reviews capital ratios on a regular basis to ensure that capital exceeds the prescribed regulatory minimums and is adequate to meet our anticipated future needs.  For all periods presented, the Bank’s ratios exceed the regulatory definition of “well capitalized” under the regulatory framework for prompt corrective action and Bancorp’s ratios exceed the required minimum ratios to be considered a well capitalized bank holding company. In addition, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action as of December 31, 2018. There are no conditions or events since that notification that Management believes have changed the Bank’s categories and we expect the Bank to remain well capitalized for prompt corrective action purposes.

In July 2013, the Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Corporation and the Office of the Comptroller of the Currency ("Agencies") finalized regulatory capital rules known as “Basel III.” Fully phased in on January 1, 2019, Basel III required Bancorp and the Bank to maintain (i) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 8.5%, and (ii) a minimum ratio of common equity Tier 1 capital to risk-weighted assets of at least 7.0%, both inclusive of a 2.50% “capital conservation buffer." The implementation of the capital conservation buffer began on January 1, 2016 at the 0.625% level and was phased in over a four-year period (increasing by 0.625% each subsequent January 1, until it reached 2.50% on January 1, 2019).

The Bancorp’s and Bank's capital adequacy ratios as of December 31, 2018 and 2017 are presented in the following tables. Bancorp's Tier 1 capital includes the subordinated debentures, which are not included at the Bank level.

Capital Ratios for Bancorp (dollars in thousands)	Actual Ratio		Adequately Capitalized Threshold [1]			Ratio to be a Well Capitalized Bank Holding Company
December 31, 2018	Amount	Ratio	Amount		Ratio	Amount		Ratio
Total Capital (to risk-weighted assets)	$305,224	14.93%	≥ $	201,943	≥ 9.875%	≥ $	204,499	≥ 10.000%
Tier 1 Capital (to risk-weighted assets)	$288,445	14.10%	≥ $	161,043	≥ 7.875%	≥ $	163,599	≥ 8.000%
Tier 1 Capital (to average assets)	$288,445	11.54%	≥ $	100,011	≥ 4.000%	≥ $	125,013	≥ 5.000%
Common Equity Tier 1 (to risk-weighted assets)	$285,805	13.98%	≥ $	130,368	≥ 6.375%	≥ $	132,925	≥ 6.500%
December 31, 2017
Total Capital (to risk-weighted assets)	$287,435	14.91%	≥ $	178,323	≥ 9.250%	≥ $	192,782	≥ 10.000%
Tier 1 Capital (to risk-weighted assets)	$270,710	14.04%	≥ $	139,767	≥ 7.250%	≥ $	154,225	≥ 8.000%
Tier 1 Capital (to average assets)	$270,710	12.13%	≥ $	89,285	≥ 4.000%	≥ $	111,607	≥ 5.000%
Common Equity Tier 1 (to risk-weighted assets)	$265,119	13.75%	≥ $	110,849	≥ 5.750%	≥ $	125,308	≥ 6.500%
[1] The adequately capitalized threshold includes the capital conservation buffer effective for 2018 and 2017. These ratios are not reflected on a fully phased-in basis, which was effective January 1, 2019.

Page-87

Capital Ratios for the Bank (dollars in thousands)	Actual Ratio		Adequately Capitalized Threshold [1]			Ratio to be Well Capitalized under Prompt Corrective Action Provisions
December 31, 2018	Amount	Ratio	Amount		Ratio	Amount		Ratio
Total Capital (to risk-weighted assets)	$285,969	13.98%	≥ $	201,927	≥ 9.875%	≥ $	204,483	≥ 10.000%
Tier 1 Capital (to risk-weighted assets)	$269,191	13.16%	≥ $	161,031	≥ 7.875%	≥ $	163,587	≥ 8.000%
Tier 1 Capital (to average assets)	$269,191	10.77%	≥ $	99,994	≥ 4.000%	≥ $	124,992	≥ 5.000%
Common Equity Tier 1 (to risk-weighted assets)	$269,191	13.16%	≥ $	130,358	≥ 6.375%	≥ $	132,914	≥ 6.500%
December 31, 2017
Total Capital (to risk-weighted assets)	$283,885	14.73%	≥ $	178,281	≥ 9.250%	≥ $	192,737	≥ 10.000%
Tier 1 Capital (to risk-weighted assets)	$267,160	13.86%	≥ $	139,734	≥ 7.250%	≥ $	154,189	≥ 8.000%
Tier 1 Capital (to average assets)	$267,160	11.97%	≥ $	89,275	≥ 4.000%	≥ $	111,593	≥ 5.000%
Common Equity Tier 1 (to risk-weighted assets)	$267,160	13.86%	≥ $	110,824	≥ 5.750%	≥ $	125,279	≥ 6.500%
[1] The adequately capitalized threshold includes the capital conservation buffer effective for 2018 and 2017. These ratios are not reflected on a fully phased-in basis, which was effective January 1, 2019.

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

The contractual amount of undrawn loan commitments and standby letters of credit not reflected in the consolidated statements of condition are as follows:

(in thousands)	December 31, 2018	December 31, 2017
Commercial lines of credit	$238,361	$224,370
Revolving home equity lines	189,971	177,678
Undisbursed construction loans	46,229	35,322
Personal and other lines of credit	14,109	11,758
Standby letters of credit	2,636	4,074
Total commitments and standby letters of credit	$491,306	$453,202

We record an allowance for losses on these off-balance sheet commitments based on an estimate of probabilities of the utilization of these commitments according to our historical experience on different types of commitments and expected loss. The allowance for losses on off-balance sheet commitments totaled $958 thousand as of December 31, 2018 and 2017, which is recorded in interest payable and other liabilities in the consolidated statements of condition. Approximately 35% of the commitments expire in 2019, approximately 51% expire between 2020 and 2026 and approximately 14% expire thereafter.

Page-88

Note 17:  Condensed Bank of Marin Bancorp Parent Only Financial Statements

Presented below is financial information for Bank of Marin Bancorp, parent holding company only.

CONDENSED UNCONSOLIDATED STATEMENTS OF CONDITION
December 31, 2018 and 2017
(in thousands)	2018	2017
Assets
Cash and due from Bank of Marin	$19,144	$3,246
Investment in bank subsidiary	299,953	299,486
Other assets	331	586
Total assets	$319,428	$303,318

Liabilities and Stockholders' Equity
Subordinated debentures	$2,640	$5,739
Accrued expenses payable	51	146
Other liabilities	330	408
Total liabilities	3,021	6,293
Stockholders' equity	316,407	297,025
Total liabilities and stockholders' equity	$319,428	$303,318

CONDENSED UNCONSOLIDATED STATEMENTS OF INCOME
Years ended December 31, 2018 and 2017
(in thousands)	2018	2017
Income
Dividends from bank subsidiary	$36,700	$8,000
Miscellaneous Income	9	8
Total income	36,709	8,008
Expense
Interest expense	1,339	439
Non-interest expense	1,275	2,087
Total expense	2,614	2,526
Income before income taxes and equity in undistributed net income of subsidiary	34,095	5,482
Income tax benefit	770	876
Income before equity in undistributed net income of subsidiary	34,865	6,358
Earnings of bank subsidiary (less) greater than dividends received from bank subsidiary	(2,243)	9,618
Net income	$32,622	$15,976

Page-89

CONDENSED UNCONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2018 and 2017
(in thousands)	2018	2017
Cash Flows from Operating Activities:
Net income	$32,622	$15,976
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Earnings of bank subsidiary greater (less) than dividends received from bank subsidiary	2,243	(9,618)
Net change in operating assets and liabilities:
Accretion of discount on subordinated debentures	1,025	153
Other assets	36	92
Intercompany receivable	—	(40)
Other liabilities	(86)	51
Noncash director compensation expense - common stock	23	20
Net cash provided by operating activities	35,863	6,634
Cash Flows from Investing Activities:
Capital contribution to subsidiary	(667)	(853)
Net cash used in investing activities	(667)	(853)
Cash Flows from Financing Activities:
Proceeds from stock options exercised and stock issued under employee and director stock purchase plans and ESPP	667	853
Repayment of subordinate debenture including execution costs	(4,137)	—
Payment of tax withholdings for stock options exercised	(99)	(60)
Dividends paid on common stock	(8,860)	(6,896)
Stock repurchased, net of commissions	(6,869)	—
Net cash used by financing activities	(19,298)	(6,103)
Net increase (decrease) in cash and cash equivalents	15,898	(322)
Cash and cash equivalents at beginning of period	3,246	3,568
Cash and cash equivalents at end of period	$19,144	$3,246
Supplemental schedule of non-cash investing and financing activities:
Stock issued in payment of director fees	$204	$188
Repurchase of stock not yet settled	$143	$—
Stock issued to ESOP	$1,173	$1,152

Page-90

Note 18: Acquisition

On November 21, 2017, we completed the merger of Bank of Napa, N.A. (OTCQB: BNNP), to enhance our market presence in Napa, California. Bank of Napa was a national bank with two branch offices serving Napa. The acquisition added $134.7 million in loans, $249.9 million in deposits and $75.5 million in investment securities to Bank of Marin as of the acquisition date. Bank of Napa shareholders received 0.307 shares of Bancorp common stock for each share of Bank of Napa common stock outstanding. We accounted for the acquisition of Bank of Napa as a business combination under the acquisition method of accounting. The assets acquired and liabilities assumed, both tangible and intangible, were recorded at their fair values as of the acquisition date in accordance with ASC 805, Business Combinations. The acquisition was treated as a "reorganization" within the definition of section 368(a) of the Internal Revenue Code and is generally considered tax-free for U.S. federal income tax purposes.

The Bank of Napa acquisition resulted in $23.7 million in goodwill, which represents the excess of the total purchase price paid over the fair value of the assets acquired, net of the fair values of liabilities assumed. Goodwill mainly reflects expected value created through the combined operations of Bank of Napa and Bank of Marin, which we evaluate for impairment annually. We determined that the fair value of our traditional community banking activities (provided through our branch network) exceeded the carrying amount of the Bank, which is the reporting unit to which the goodwill is assigned. The goodwill is not deductible for tax purposes.

The core deposit intangible represents the estimated future benefits of acquired deposits and is booked separately from the related deposits. We recorded a core deposit intangible asset of $4.4 million from the Bank of Napa acquisition on November 21, 2017, of which $508 thousand and $56 thousand were amortized in 2018 and 2017, respectively. The core deposit intangible is amortized on an accelerated basis over an estimated ten-year life, and is evaluated periodically for impairment. No impairment loss was recognized in 2018 or 2017.

Acquisition-related expenses are recognized as incurred. Bank of Marin Bancorp recognized acquisition-related expenses in the consolidated statements of comprehensive income in 2018 and 2017 for the Bank of Napa acquisition as follows:

(in thousands)	Year Ended December 31, 2018	Year Ended December 31, 2017
Data processing[1]	$586	$1,108
Professional services	191	952
Personnel severance	141	35
Other	44	114
Total	$962	$2,209
[1] Primarily relates to Bank of Napa's core processing system contract termination and deconversion fees.

On November 29, 2013, we acquired NorCal Community Bancorp, parent company of Bank of Alameda and recorded $6.4 million in goodwill and a $4.6 million core deposit intangible at acquisition. The core deposit intangible continues to be amortized on an accelerated basis over an estimated ten-year life. For information on the future amortization expenses on core deposit intangibles (from the acquisitions of Bank of Napa and Bank of Alameda combined), refer to Note 1, Summary of Significant Accounting Policies.

End of 2018 Audited Consolidated Financial Statements

Page-91

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

(B)    Management's Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rules 13a-15(f) promulgated under the 1934 Act). The internal control process has been designed under our supervision to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America. Management conducted an assessment of the effectiveness of internal control over financial reporting as of December 31, 2018, utilizing the framework established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, Management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2018.

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

(C)    Audit Report of the Registered Public Accounting Firm

The Company's independent registered public accounting firm, Moss Adams, LLP, has audited the effectiveness of internal control over financial reporting as of December 31, 2018 as stated in their audit report, which is included in ITEM 8 and incorporated herein by reference.

(D)    Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2018, there were no significant changes that materially affected, or are reasonably likely to affect, our internal control over financial reporting identified in connection with the evaluation mentioned in (B) above.

Page-92

ITEM 9B.    OTHER INFORMATION

None.
PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference from our Proxy Statement for the 2019 Annual Meeting of Shareholders. Bancorp and the Bank have adopted a Code of Ethics that applies to all staff including the Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer. A copy of the Code of Ethical Conduct, which is also included on our website, will be provided to any person, without charge, upon written request to Corporate Secretary, Bank of Marin Bancorp, 504 Redwood Boulevard, Suite 100, Novato, CA 94947. During 2018 there were no changes in the procedures for the election or nomination of directors.

ITEM 11.     EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference from our Proxy Statement for the 2019 Annual Meeting of Shareholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference from ITEM 5 above, Note 8 to our audited consolidated financial statements and our Proxy Statement for the 2019 Annual Meeting of Shareholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference from our Proxy Statement for the 2019 Annual Meeting of Shareholders.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference from our Proxy Statement for the 2019 Annual Meeting of Shareholders.

Page-93

PART IV

ITEM 15.    Exhibits and Financial Statement Schedules

(A)     Documents Filed as Part of this Report:

1.     Financial Statements

The financial statements and supplementary data listed below are filed as part of this report under ITEM 8, captioned Financial Statements and Supplementary Data.
Report of Independent Registered Public Accounting Firm for the years ended December 31, 2018 and 2017
Management's Report on Internal Control over Financial Reporting
Consolidated Statements of Condition as of December 31, 2018 and 2017
Consolidated Statements of Comprehensive Income for the years ended December 31, 2018 and 2017
Consolidated Statement of Changes in Stockholders' Equity for the years ended December 31, 2018 and 2017
Consolidated Statement of Cash Flows for the years ended December 31, 2018 and 2017
Notes to Consolidated Financial Statements

2.     Financial Statement Schedules

All financial statement schedules have been omitted, as they are inapplicable or the required information is included in the financial statements or notes thereto.

(B)    Exhibits Filed:

The following exhibits are filed as part of this report or hereby incorporated by references to filings previously made with the SEC.

Page-94

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
2.01	Agreement to Merger and Plan of Reorganization with Bank of Napa, dated July 31, 2017	8-K	001-33572	2.1	August 2, 2017
3.01	Articles of Incorporation, as amended	10-Q	001-33572	3.01	November 7, 2007
3.02	Bylaws	10-Q	001-33572	3.02	May 9, 2011
3.02a	Bylaws Amendment	8-K	001-33572	3.03	July 6, 2015
4.01	Rights Agreement, dated July 6, 2017	8-A12B	001-33572	4.1	July 7, 2017
10.01	Employee Stock Ownership Plan	S-8	333-218274	4.1	May 26, 2017
10.02	2017 Employee Stock Purchase Plan	S-8	333-221219	4.1	October 30, 2017
10.03	2017 Equity Plan, as amended	S-8	333-227840	4.1	October 15, 2018
10.04	2010 Director Stock Plan	S-8	333-167639	4.1	June 21, 2010
10.05	Form of Indemnification Agreement for Directors and Executive Officers, dated August 9, 2007	10-Q	001-33572	10.06	November 7, 2007
10.06	Form of Employment Agreement, dated January 23, 2009	8-K	001-33572	10.1	January 26, 2009
10.07	2010 Annual Individual Incentive Compensation Plan	8-K	001-33572	99.1	October 21, 2010
10.08	Salary Continuation Agreement for executive officer Russell Colombo, Chief Executive Officer, dated January 1, 2011	8-K	001-33572	10.1	January 6, 2011
10.09	Salary Continuation Agreement for executive officer Peter Pelham, Director of Retail Banking, dated January 1, 2011	8-K	001-33572	10.4	January 6, 2011
10.10	Salary Continuation Agreement for executive officer Tani Girton, Chief Financial Officer, dated October 18, 2013	8-K	001-33572	10.2	November 4, 2014
10.11	Salary Continuation Agreement for executive officer Elizabeth Reizman, Chief Credit Officer, dated July 20, 2014	8-K	001-33572	10.3	November 4, 2014
10.12	Salary Continuation Agreement for executive officer Timothy Myers, Executive Vice President and Commercial Banking Manager, dated May 28, 2015	8-K	001-33572	10.4	June 2, 2015
10.13	2007 Form of Change in Control Agreement	8-K	001-33572	10.1	October 31, 2007
11.01	Earnings Per Share Computation - included in Note 1 to the Consolidated Financial Statements					Filed
14.02	Code of Ethical Conduct, dated December 13, 2018					Filed
23.01	Consent of Moss Adams LLP					Filed
31.01	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					Filed
31.02	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					Filed
32.01	Certification pursuant to 18 U.S.C. §1350 as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002					Filed
101.01*	XBRL Interactive Data File					Furnished
*    As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

ITEM 16.     Form 10-K Summary

None.

Page-95

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bank of Marin Bancorp (registrant)

March 14, 2019	/s/ Tani Girton
Date	Tani Girton
Executive Vice President & Chief Financial Officer
(Principal Financial Officer)

Page-96

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated:	March 14, 2019	/s/ Russell A. Colombo
Russell A. Colombo
President & Chief Executive Officer, Director
(Principal Executive Officer)

Dated:	March 14, 2019	/s/ Tani Girton
Tani Girton
Executive Vice President & Chief Financial Officer
(Principal Financial Officer)

Dated:	March 14, 2019	/s/ Cecilia Situ
Cecilia Situ
First Vice President & Manager of Finance & Treasury
(Principal Accounting Officer)

Members of Bank of Marin Bancorp's Board of Directors

Dated:	March 14, 2019	/s/ Brian M. Sobel
Brian M. Sobel
Chairman of the Board

Dated:	March 14, 2019	/s/ Steven I. Barlow
Steven I. Barlow

Dated:	March 14, 2019	/s/ James C. Hale
James C. Hale

Dated:	March 14, 2019	/s/ Robert Heller
Robert Heller

Dated:	March 14, 2019	/s/ Norma J. Howard
Norma J. Howard

Dated:	March 14, 2019	/s/ Kevin R. Kennedy
Kevin R. Kennedy

Dated:	March 14, 2019	/s/ William H. McDevitt, Jr.
William H. McDevitt, Jr.

Dated:	March 14, 2019	/s/ Leslie E. Murphy
Leslie E. Murphy

Dated:	March 14, 2019	/s/ Joel Sklar
Joel Sklar, M.D.

Page-97