Form 10-Q
period 2019-03-31
Bank of Marin Bancorp
filed 2019-05-08
CIK 1403475

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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
Yes   ☐     No  ☒

As of April 30, 2019, there were 13,748,436 shares of common stock outstanding.

Page-2

PART I       FINANCIAL INFORMATION

ITEM 1.  Financial Statements

BANK OF MARIN BANCORP CONSOLIDATED STATEMENTS OF CONDITION March 31, 2019 and December 31, 2018

(in thousands, except share data; unaudited)	March 31, 2019	December 31, 2018
Assets
Cash and due from banks	$51,639	$34,221
Investment securities
Held-to-maturity, at amortized cost	152,845	157,206
Available-for-sale, at fair value	442,885	462,464
Total investment securities	595,730	619,670
Loans, net of allowance for loan losses of $15,817 and $15,821 at March 31, 2019 and December 31, 2018, respectively	1,756,721	1,748,043
Bank premises and equipment, net	7,237	7,376
Goodwill	30,140	30,140
Core deposit intangible	5,349	5,571
Operating lease right-of-use assets	12,465	—
Interest receivable and other assets	74,795	75,871
Total assets	$2,534,076	$2,520,892

Liabilities and Stockholders' Equity
Liabilities
Deposits
Non-interest bearing	$1,076,382	$1,066,051
Interest bearing
Transaction accounts	130,001	133,403
Savings accounts	180,758	178,429
Money market accounts	680,806	679,775
Time accounts	110,682	117,182
Total deposits	2,178,629	2,174,840
Borrowings and other obligations	309	7,000
Subordinated debentures	2,657	2,640
Operating lease liabilities	14,349	—
Interest payable and other liabilities	17,468	20,005
Total liabilities	2,213,412	2,204,485

Stockholders' Equity
Preferred stock, no par value, Authorized - 5,000,000 shares, none issued	—	—
Common stock, no par value, Authorized - 30,000,000 shares; Issued and outstanding - 13,786,808 and 13,844,353 at March 31, 2019 and December 31, 2018, respectively	137,125	140,565
Retained earnings	184,793	179,944
Accumulated other comprehensive loss, net of taxes	(1,254)	(4,102)
Total stockholders' equity	320,664	316,407
Total liabilities and stockholders' equity	$2,534,076	$2,520,892

The accompanying notes are an integral part of these consolidated financial statements (unaudited).

Page-3

BANK OF MARIN BANCORP CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three months ended
(in thousands, except per share amounts; unaudited)	March 31, 2019	March 31, 2018
Interest income
Interest and fees on loans	$20,695	$18,887
Interest on investment securities	4,097	3,157
Interest on federal funds sold and due from banks	139	403
Total interest income	24,931	22,447
Interest expense
Interest on interest-bearing transaction accounts	77	52
Interest on savings accounts	18	18
Interest on money market accounts	764	216
Interest on time accounts	119	156
Interest on borrowings and other obligations	47	—
Interest on subordinated debentures	60	114
Total interest expense	1,085	556
Net interest income	23,846	21,891
Provision for loan losses	—	—
Net interest income after provision for loan losses	23,846	21,891
Non-interest income
Service charges on deposit accounts	479	477
Wealth Management and Trust Services	438	515
Debit card interchange fees, net	380	396
Merchant interchange fees, net	87	80
(Cost of) earnings on bank-owned life insurance, net	(60)	228
Dividends on FHLB stock	196	196
(Losses) gains on investment securities, net	(6)	—
Other income	257	350
Total non-interest income	1,771	2,242
Non-interest expense
Salaries and related benefits	9,146	9,017
Occupancy and equipment	1,531	1,507
Depreciation and amortization	556	547
Federal Deposit Insurance Corporation insurance	179	191
Data processing	1,015	1,381
Professional services	586	1,299
Directors' expense	179	174
Information technology	259	269
Amortization of core deposit intangible	222	230
Provision for losses on off-balance sheet commitments	129	—
Other expense	1,726	1,466
Total non-interest expense	15,528	16,081
Income before provision for income taxes	10,089	8,052
Provision for income taxes	2,610	1,663
Net income	$7,479	$6,389
Net income per common share:[1]
Basic	$0.54	$0.46
Diluted	$0.54	$0.46
Weighted average shares:[1]
Basic	13,737	13,827
Diluted	13,924	14,011
Comprehensive income:
Net income	$7,479	$6,389
Other comprehensive income (loss)
Change in net unrealized gain or loss on available-for-sale securities	3,939	(6,170)
Reclassification adjustment for losses on available-for-sale securities in net income	6	—
Amortization of net unrealized losses on securities transferred from available-for-sale to held-to-maturity	101	136
Subtotal	4,046	(6,034)
Deferred tax expense (benefit)	1,198	(1,784)
Other comprehensive income (loss), net of tax	2,848	(4,250)
Comprehensive income	$10,327	$2,139
1 Share and per share data have been adjusted to reflect the two-for-one stock split effective November 27, 2018.
The accompanying notes are an integral part of these consolidated financial statements (unaudited).

Page-4

BANK OF MARIN BANCORP CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the three months ended March 31, 2019 and 2018

(in thousands, except share data; unaudited)	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss) ("AOCI"), Net of Taxes	Total
	Shares[1]	Amount
	Three months ended March 31, 2019
Balance at January 1, 2019	13,844,353	$140,565	$179,944	$(4,102)	$316,407
Net income	—	—	7,479	—	7,479
Other comprehensive income	—	—	—	2,848	2,848
Stock options exercised, net of shares surrendered for cashless exercises and tax withholdings	28,142	259	—	—	259
Stock issued under employee stock purchase plan	377	15	—	—	15
Stock issued under employee stock ownership plan ("ESOP")	8,000	313	—	—	313
Restricted stock granted	29,110	—	—	—	—
Restricted stock surrendered for tax withholdings upon vesting	(4,820)	(202)	—	—	(202)
Restricted stock forfeited / cancelled	(7,393)	—	—	—	—
Stock-based compensation - stock options	—	284	—	—	284
Stock-based compensation - restricted stock	—	569	—	—	569
Cash dividends paid on common stock ($0.19 per share)	—	—	(2,630)	—	(2,630)
Stock purchased by directors under director stock plan	199	8	—	—	8
Stock issued in payment of director fees	2,744	114	—	—	114
Stock repurchased, net of commissions	(113,904)	(4,800)	—	—	(4,800)
Balance at March 31, 2019	13,786,808	$137,125	$184,793	$(1,254)	$320,664
	Three months ended March 31, 2018
Balance at January 1, 2018	13,843,084	$143,967	$155,544	$(2,486)	$297,025
Net income	—	—	6,389	—	6,389
Other comprehensive loss	—	—	—	(4,250)	(4,250)
Reclassification of stranded tax effects in AOCI	—	—	638	(638)	—
Stock options exercised, net of shares surrendered for cashless exercises and tax withholdings	95,574	453	—	—	453
Stock issued under employee stock purchase plan	304	10	—	—	10
Restricted stock granted	37,040	—	—	—	—
Restricted stock surrendered for tax withholdings upon vesting	(802)	(28)	—	—	(28)
Restricted stock forfeited / cancelled	(8,154)	—	—	—	—
Stock-based compensation - stock options	—	316	—	—	316
Stock-based compensation - restricted stock	—	455	—	—	455
Cash dividends paid on common stock ($0.145 per share1)	—	—	(2,015)	—	(2,015)
Stock purchased by directors under director stock plan	520	18	—	—	18
Stock issued in payment of director fees	2,686	91	—	—	91
Balance at March 31, 2018	13,970,252	$145,282	$160,556	$(7,374)	$298,464
1 Share and per share data have been adjusted to reflect the two-for-one stock split effective November 27, 2018.

The accompanying notes are an integral part of these consolidated financial statements (unaudited).

Page-5

BANK OF MARIN BANCORP CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended March 31, 2019 and 2018

(in thousands; unaudited)	March 31, 2019	March 31, 2018
Cash Flows from Operating Activities:
Net income	$7,479	$6,389
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for losses on off-balance sheet commitments	129	—
Noncash contribution expense to employee stock ownership plan	313	—
Noncash director compensation expense	75	67
Stock-based compensation expense	853	771
Amortization of core deposit intangible	222	230
Amortization of investment security premiums, net of accretion of discounts	485	762
Accretion of discount on acquired loans	(101)	(211)
Accretion of discount on subordinated debentures	17	33
Net change in deferred loan origination costs/fees	(49)	(110)
Loss on sale of investment securities	6	—
Depreciation and amortization	556	547
Cost of (earnings on) bank-owned life insurance policies	60	(228)
Net change in operating assets and liabilities:
Interest receivable and other assets	1,641	(2,339)
Interest payable and other liabilities	(1,157)	3,288
Total adjustments	3,050	2,810
Net cash provided by operating activities	10,529	9,199
Cash Flows from Investing Activities:
Purchase of held-to-maturity securities	—	(1,989)
Purchase of available-for-sale securities	(11,282)	(109,693)
Proceeds from sale of available-for-sale securities	4,229	—
Proceeds from paydowns/maturities of held-to-maturity securities	4,276	3,917
Proceeds from paydowns/maturities of available-for-sale securities	30,271	11,572
Loans originated and principal collected, net	(8,166)	7,022
Purchase of bank-owned life insurance policies	(1,892)	—
Purchase of premises and equipment	(67)	(232)
Cash paid for low-income housing tax credit investment	(38)	(356)
Net cash provided by (used in) investing activities	17,331	(89,759)
Cash Flows from Financing Activities:
Net increase in deposits	3,789	37,924
Proceeds from stock options exercised	259	504
Payment of tax withholdings for stock options exercised and vesting of restricted stock	(202)	(79)
Proceeds from stock issued under employee and director stock purchase plans	23	28
Stock repurchased, net of commissions	(4,640)	—
Repayment of Federal Home Loan Bank borrowings	(7,000)	—
Repayment of finance lease obligations	(41)	—
Cash dividends paid on common stock	(2,630)	(2,015)
Net cash (used in) provided by financing activities	(10,442)	36,362
Net increase (decrease) in cash, cash equivalents and restricted cash	17,418	(44,198)
Cash, cash equivalents and restricted cash at beginning of period	34,221	203,545
Cash, cash equivalents and restricted cash at end of period	$51,639	$159,347
Supplemental disclosure of cash flow information:
Cash paid in interest	$1,066	$543
Supplemental disclosure of noncash investing and financing activities:
Change in net unrealized gain or loss on available-for-sale securities	$3,939	$(6,170)
Amortization of net unrealized loss on available-for-sale securities transferred to held-to-maturity	$101	$136
Right-of-use assets obtained in exchange for operating lease liabilities	$266	$—
Reclassification of deferred rent and unamortized lease incentives from other liabilities to operating lease right-of-use assets	$1,967	$—
Subscription in low-income housing tax credit investment	$—	$(3,000)
Stock issued to ESOP	$313	$—
Stock issued in payment of director fees	$114	$91
Repurchase of stock not yet settled	$160	$—
Restricted cash:
Federal Reserve Bank reserve balance requirements included in cash and due from banks	$10,932	$18,183
The accompanying notes are an integral part of these consolidated financial statements (unaudited).

Page-6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1:  Basis of Presentation

The consolidated financial statements include the accounts of Bank of Marin Bancorp (“Bancorp”), a bank holding company, and its wholly-owned bank subsidiary, Bank of Marin (the “Bank”), a California state-chartered commercial bank. References to “we,” “our,” “us” mean Bancorp and the Bank that are consolidated for financial reporting purposes. The accompanying unaudited consolidated interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles ("GAAP") have been condensed or omitted pursuant to those rules and regulations. Although we believe that the disclosures are adequate and the information presented is not misleading, we suggest that these interim financial statements be read in conjunction with the annual financial statements and the notes thereto included in our 2018 Annual Report on Form 10-K.  In the opinion of Management, the unaudited consolidated financial statements reflect all adjustments, which are necessary for a fair presentation of the consolidated financial position, the results of operations, changes in comprehensive income, changes in stockholders’ equity, and cash flows for the periods presented. All material intercompany transactions have been eliminated. The results of these interim periods may not be indicative of the results for the full year or for any other period.

The NorCal Community Bancorp Trusts I and II, respectively (the "Trusts") were formed for the sole purpose of issuing trust preferred securities. Bancorp is not considered the primary beneficiary of the Trusts (variable interest entities), therefore the Trusts are not consolidated in our consolidated financial statements, but rather the subordinated debentures are shown as a liability on our consolidated statements of condition. Bancorp's investment in the securities of the Trusts is accounted for under the equity method and is included in interest receivable and other assets on the consolidated statements of condition. Refer to Note 6, Borrowings, for detail on the early redemption on October 7, 2018 of one subordinated debenture due to NorCal Community Bancorp Trust I.

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

	Three months ended
(in thousands, except per share data)[1]	March 31, 2019	March 31, 2018
Weighted average basic shares outstanding	13,737	13,827
Potentially dilutive common shares related to:
Stock options	155	150
Unvested restricted stock awards	32	34
Weighted average diluted shares outstanding	13,924	14,011
Net income	$7,479	$6,389
Basic EPS	$0.54	$0.46
Diluted EPS	$0.54	$0.46
Weighted average anti-dilutive shares not included in the calculation of diluted EPS	20	63
1 Share and per share data have been adjusted to reflect the two-for-one stock split effective November 27, 2018.

Page-7

Note 2: Recently Adopted and Issued Accounting Standards

Accounting Standards Adopted in 2019

In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-02, Leases (Topic 842) (the "new lease accounting standard"). The amendments in this ASU intend to increase transparency and comparability among organizations by recognizing an operating lease or finance lease right-of-use asset for the lease term, and a lease liability, which is a lessee's obligation to make lease payments, recorded based on discounting future lease payments under the lease terms. This ASU generally applies to leasing arrangements exceeding a twelve-month term. ASU 2016-02 is effective for annual periods, including interim periods within those annual periods beginning after December 15, 2018 and requires a modified retrospective method of adoption. In July 2018, the FASB issued two amendments to ASU 2016-02: ASU No. 2018-10, Codification Improvements to Topic 842, Leases, which provided various corrections and clarifications to ASU 2016-02; and ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, which permitted optional transition methods and provided lessors with a practical expedient for separating lease and non-lease components of a lease. The ASU allowed entities to apply either a modified retrospective approach at the beginning of the earliest period presented or at the beginning of the period of adoption through a cumulative-effect adjustment to retained earnings, which we adopted.

As a result of the adoption of the ASU on January 1, 2019, we recorded operating and finance lease right-of-use assets totaling $13.4 million, net of deferred rent and unaccreted lease incentives, operating and finance lease liabilities totaling $15.4 million, and no cumulative-effect adjustments to retained earnings. Under the standard's transition guidance, we elected the package of practical expedients, which allowed us to carry forward existing lease classifications and did not require us to reassess initial direct costs for any existing leases. In addition, we elected the hindsight practical expedient when determining the lease term (i.e., considering whether we are reasonably certain to exercise options to extend or terminate the lease). We made accounting policy elections not to separate non-lease components from lease components and to exclude short-term leases (i.e., lease term of 12 months or less at the commencement date) from right-of-use assets and lease liabilities for all lease classifications. See Note 8, Commitments and Contingencies for further information.

In June 2018, the FASB issued ASU No. 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. This update simplifies the accounting for share-based payment transactions for acquiring goods and services from nonemployees, applying some of the same requirements as employee share-based payment transactions. The ASU will not affect the accounting for share-based payment awards to nonemployee directors, which will continue to be treated as employee share-based transactions under the current standards. ASU 2018-07 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. We adopted the requirements of this ASU effective January 1, 2019, which did not impact our financial condition or results of operations, as it is not our practice to issue stock-based awards to pay for goods and services from nonemployees, other than nonemployee directors.

In October 2018, the FASB issued ASU No. 2018-16, Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes. This update adds an alternative fifth permissible U.S. benchmark rate to be used for hedge accounting purposes. As we have already adopted the amendments in ASU 2017-12, which changed both the designation and measurement guidance for qualifying hedging relationships, the amendments in ASU 2018-16 are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The amendments should be adopted on a prospective basis for qualifying new or re-designated hedging relationships entered into on or after the date of adoption. Early adoption is permitted in any interim period upon issuance of this ASU if an entity already has adopted ASU 2017-12. We adopted this ASU effective January 1, 2019, which did not impact our financial condition or results of operations.
Accounting Standards Not Yet Effective
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The standard will replace today's "incurred loss" model with a "current expected credit loss" ("CECL") model. The CECL model will apply to estimated credit losses on loans receivable, held-to-maturity debt securities, unfunded loan commitments, and certain other financial assets measured at amortized cost. The CECL model is based on lifetime expected losses, rather than incurred losses, and requires the recognition of credit loss expense in the consolidated statement of income and a related allowance for credit losses on the consolidated statement of condition at the time of origination or purchase of a loan receivable or held-to-maturity debt

Page-8

security. Likewise, subsequent changes in this estimate are recorded through credit loss expense and related allowance. The CECL model requires the use of not only relevant historical experience and current conditions, but reasonable and supportable forecasts of future events and circumstances, incorporating a broad range of information in developing credit loss estimates, which could result in significant changes to both the timing and amount of credit loss expense and allowance. Under ASU 2016-13, available-for-sale debt securities are evaluated for impairment if fair value is less than amortized cost. Estimated credit losses are recorded through a credit loss expense and an allowance, rather than a write-down of the investment. Changes in fair value that are not credit-related will continue to be recorded in other comprehensive income. The ASU also expands the disclosure requirements regarding assumptions, models, and methods for estimating the allowance for loan losses. In addition, entities will need to disclose the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by the year of origination. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Entities will apply a modified retrospective approach through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. While we believe the change from an incurred loss model to a CECL model has the potential to increase the allowance for loan losses at the adoption date, we cannot reasonably quantify the impact of the adoption of the amendments to our financial condition or results of operations at this time due to the complexity and extensive changes from these amendments. We have formed an internal CECL committee and are working with our third-party vendor to determine the appropriate methodologies and resources to utilize in preparation for transition to the new accounting standards, including but not limited to the use of certain tools to forecast future economic conditions and identify loan loss drivers that affect the cash flows of our loans over their lifetime. We expect to begin parallel testing and quantifying the estimated impact of the adoption during the second quarter of 2019.

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
In March 2019, the FASB issued ASU No. 2019-01, Leases (Topic 842): Codification Improvements. This ASU addresses two lessor implementation issues and clarifies that lessees and lessors are exempt from certain interim disclosure requirements associated with adopting ASU 2016-02. The amendments related to the lessor implementation issues are effective for public business entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early application is permitted. As the ASU's amendments applicable to us only relate to disclosures, the adoption of ASU 2019-01 will not impact our financial condition or results of operations.
Note 3:  Fair Value of Assets and Liabilities

Fair Value Hierarchy and Fair Value Measurement

We group our assets and liabilities that are measured at fair value in three levels within the fair value hierarchy, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value.

Page-9

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

Transfers between levels of the fair value hierarchy are recognized through our monthly and/or quarterly valuation process in the reporting period during which the event or circumstances that caused the transfer occurred. No such transfers occurred during the first three months of 2019 or 2018.

The following table summarizes our assets and liabilities that were required to be recorded at fair value on a recurring basis.

(in thousands) Description of Financial Instruments	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Measurement Categories: Changes in Fair Value Recorded In1
March 31, 2019
Securities available-for-sale:
Mortgage-backed securities and collateralized mortgage obligations issued by U.S. government agencies	$278,726	$—	$278,726	$—	OCI
SBA-backed securities	48,798	—	48,798	—	OCI
Debentures of government sponsored agencies	38,245	—	38,245	—	OCI
Privately-issued collateralized mortgage obligations	252	—	252	—	OCI
Obligations of state and political subdivisions	74,855	—	74,855	—	OCI
Corporate bonds	2,009	—	2,009	—	OCI
Derivative financial assets (interest rate contracts)	60	—	60	—	NI
Derivative financial liabilities (interest rate contracts)	631	—	631	—	NI
December 31, 2018
Securities available-for-sale:
Mortgage-backed securities and collateralized mortgage obligations issued by U.S. government agencies	$278,403	$—	$278,403	$—	OCI
SBA-backed securities	50,781	—	50,781	—	OCI
Debentures of government sponsored agencies	53,018	—	53,018	—	OCI
Privately-issued collateralized mortgage obligations	297	—	297	—	OCI
Obligations of state and political subdivisions	77,960	—	77,960	—	OCI
Corporate bonds	2,005	—	2,005	—	OCI
Derivative financial assets (interest rate contracts)	161	—	161	—	NI
Derivative financial liabilities (interest rate contracts)	375	—	375	—	NI
 1 Other comprehensive income ("OCI") or net income ("NI").

Securities available-for-sale are recorded at fair value on a recurring basis. When available, quoted market prices (Level 1) are used to determine the fair value of securities available-for-sale. If quoted market prices are not available, we obtain pricing information from a reputable third-party service provider, who may utilize valuation techniques that use current market-based or independently sourced parameters, such as bid/ask prices, dealer-quoted prices, interest rates, benchmark yield curves, prepayment speeds, probability of default, loss severity and credit spreads (Level 2).   Level 2 securities include obligations of state and political subdivisions, U.S. agencies or government-sponsored

Page-10

agencies' debt securities, mortgage-backed securities, government agency-issued, privately-issued collateralized mortgage obligations, and corporate bonds. As of March 31, 2019 and December 31, 2018, there were no Level 1 or Level 3 securities.

Securities held-to-maturity may be written down to fair value (determined using the same techniques discussed above for securities available-for-sale) as a result of other-than-temporary impairment, and we did not record any write-downs during the three months ended March 31, 2019 or March 31, 2018.

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

Certain financial assets may be measured at fair value on a non-recurring basis. These assets are subject to fair value adjustments that result from the application of the lower of cost or fair value accounting or write-downs of individual assets, such as impaired loans that are collateral dependent and other real estate owned ("OREO"). As of March 31, 2019 and December 31, 2018, we did not carry any assets measured at fair value on a non-recurring basis.

Disclosures about Fair Value of Financial Instruments

The table below is a summary of fair value estimates for financial instruments as of March 31, 2019 and December 31, 2018, excluding financial instruments recorded at fair value on a recurring basis (summarized in the first table in this note). The carrying amounts in the following table are recorded in the consolidated statements of condition under the indicated captions. Further, we have not disclosed the fair value of financial instruments specifically excluded from disclosure requirements such as bank-owned life insurance policies ("BOLI") and non-maturity deposit liabilities. Additionally, we hold shares of FHLB stock and Visa Inc. Class B common stock, both recorded at cost, as there was no impairment or changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer as of March 31, 2019 and December 31, 2018. The values are discussed in Note 4, Investment Securities.

	March 31, 2019			December 31, 2018
(in thousands)	Carrying Amounts	Fair Value	Fair Value Hierarchy	Carrying Amounts	Fair Value	Fair Value Hierarchy
Financial assets (recorded at amortized cost)
Cash and cash equivalents	$51,639	$51,639	Level 1	$34,221	$34,221	Level 1
Investment securities held-to-maturity	152,845	151,254	Level 2	157,206	153,894	Level 2
Loans, net	1,756,721	1,739,432	Level 3	1,748,043	1,700,971	Level 3
Interest receivable	7,852	7,852	Level 2	8,292	8,292	Level 2
Financial liabilities (recorded at amortized cost)
Time deposits	110,682	109,741	Level 2	117,182	116,584	Level 2
Subordinated debentures	2,657	3,307	Level 3	2,640	3,268	Level 3
Interest payable	105	105	Level 2	104	104	Level 2

Page-11

Commitments - The value of unrecognized financial instruments is estimated based on the fee income associated with the commitments which, in the absence of credit exposure, is considered to approximate their settlement value. The fair value of commitment fees was not material as of March 31, 2019 or December 31, 2018.

Note 4:  Investment Securities

Our investment securities portfolio consists of obligations of state and political subdivisions, U.S. corporations, U.S. federal government agencies such as Government National Mortgage Association ("GNMA") and Small Business Administration ("SBA"), U.S. government-sponsored enterprise securities ("GSEs"), such as Federal National Mortgage Association ("FNMA"), Federal Home Loan Mortgage Corporation ("FHLMC"), Federal Farm Credit Banks Funding Corporation and FHLB. We also invest in residential and commercial mortgage-backed securities (“MBS”/"CMBS") and collateralized mortgage obligations (“CMOs”) issued or guaranteed by the GSEs, and privately issued CMOs, as reflected in the following table:

	March 31, 2019				December 31, 2018
	Amortized	Fair	Gross Unrealized		Amortized	Fair	Gross Unrealized
(in thousands)	Cost	Value	Gains	(Losses)	Cost	Value	Gains	(Losses)
Held-to-maturity:
Securities of U.S. government-sponsored enterprises:
MBS pass-through securities issued by FHLMC and FNMA	$86,117	$84,588	$44	$(1,573)	$88,606	$85,804	$7	$(2,809)
SBA-backed securities	8,403	8,483	80	—	8,720	8,757	37	—
CMOs issued by FNMA	11,166	11,165	—	(1)	11,447	11,327	—	(120)
CMOs issued by FHLMC	33,375	33,148	65	(292)	33,583	33,021	8	(570)
CMOs issued by GNMA	3,746	3,733	—	(13)	3,739	3,769	30	—
Obligations of state and political subdivisions	10,038	10,137	111	(12)	11,111	11,216	128	(23)
Total held-to-maturity	152,845	151,254	300	(1,891)	157,206	153,894	210	(3,522)
Available-for-sale:
Securities of U.S. government-sponsored enterprises:
MBS pass-through securities issued by FHLMC and FNMA	91,714	91,771	617	(560)	95,339	94,467	358	(1,230)
SBA-backed securities	48,441	48,798	582	(225)	50,722	50,781	465	(406)
CMOs issued by FNMA	27,192	27,037	127	(282)	28,275	28,079	134	(330)
CMOs issued by FHLMC	145,917	146,237	1,112	(792)	145,979	144,836	454	(1,597)
CMOs issued by GNMA	13,983	13,681	—	(302)	11,294	11,021	1	(274)
Debentures of government- sponsored agencies	37,984	38,245	344	(83)	52,956	53,018	185	(123)
Privately issued CMOs	251	252	1	—	295	297	2	—
Obligations of state and political subdivisions	74,902	74,855	477	(524)	79,046	77,960	134	(1,220)
Corporate bonds	2,002	2,009	12	(5)	2,004	2,005	15	(14)
Total available-for-sale	442,386	442,885	3,272	(2,773)	465,910	462,464	1,748	(5,194)
Total investment securities	$595,231	$594,139	$3,572	$(4,664)	$623,116	$616,358	$1,958	$(8,716)

The amortized cost and fair value of investment debt securities by contractual maturity at March 31, 2019 and December 31, 2018 are shown in the following table below. Expected maturities may differ from contractual maturities if the issuers of the securities have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2019				December 31, 2018
	Held-to-Maturity		Available-for-Sale		Held-to-Maturity		Available-for-Sale
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$6,949	$6,945	$9,104	$9,058	$6,194	$6,182	$9,863	$9,795
After one but within five years	3,649	3,664	71,592	71,425	5,481	5,492	84,871	84,435
After five years through ten years	58,337	58,048	243,869	244,875	59,231	58,120	252,274	250,055
After ten years	83,910	82,597	117,821	117,527	86,300	84,100	118,902	118,179
Total	$152,845	$151,254	$442,386	$442,885	$157,206	$153,894	$465,910	$462,464

Page-12

Sales of investment securities and gross gains and losses are shown in the following table.

	Three months ended
(in thousands)	March 31, 2019	March 31, 2018
Available-for-sale:
Sales proceeds	$4,229	$—
Gross realized gains	3	—
Gross realized losses	(9)	—

Pledged investment securities are shown in the following table.

(in thousands)	March 31, 2019	December 31, 2018
Pledged to the State of California:
Secure public deposits in compliance with the Local Agency Security Program	$114,335	$125,696
Collateral for trust deposits	729	734
Total investment securities pledged to the State of California	$115,064	$126,430
Collateral for Wealth Management and Trust Services checking account	$1,995	$2,000

Other-Than-Temporarily Impaired ("OTTI") Debt Securities

There were 175 and 229 securities in unrealized loss positions at March 31, 2019 and December 31, 2018, respectively. Those securities are summarized and classified according to the duration of the loss period in the tables below:

March 31, 2019	< 12 continuous months		≥ 12 continuous months		Total securities in a loss position
(in thousands)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
Held-to-maturity:
MBS pass-through securities issued by FHLMC and FNMA	$2,663	$(39)	$70,078	$(1,534)	$72,741	$(1,573)
CMOs issued by FNMA	—	—	11,165	(1)	11,165	(1)
CMOs issued by FHLMC	—	—	19,113	(292)	19,113	(292)
CMOs issued by GNMA	3,733	(13)	—	—	3,733	(13)
Obligations of state and political subdivisions	—	—	3,554	(12)	3,554	(12)
Total held-to-maturity	6,396	(52)	103,910	(1,839)	110,306	(1,891)
Available-for-sale:
MBS pass-through securities issued by FHLMC and FNMA	—	—	51,734	(560)	51,734	(560)
SBA-backed securities	12,253	(123)	14,799	(102)	27,052	(225)
CMOs issued by FNMA	—	—	17,786	(282)	17,786	(282)
CMOs issued by FHLMC	4,187	(3)	72,861	(789)	77,048	(792)
CMOs issued by GNMA	3,529	(4)	10,127	(298)	13,656	(302)
Debentures of government- sponsored agencies	—	—	11,385	(83)	11,385	(83)
Obligations of state and political subdivisions	1,044	(4)	38,308	(520)	39,352	(524)
Corporate bonds	—	—	1,008	(5)	1,008	(5)
Total available-for-sale	21,013	(134)	218,008	(2,639)	239,021	(2,773)
Total temporarily impaired securities	$27,409	$(186)	$321,918	$(4,478)	$349,327	$(4,664)

Page-13

December 31, 2018	< 12 continuous months		≥ 12 continuous months		Total securities in a loss position
(in thousands)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
Held-to-maturity:
MBS pass-through securities issued by FHLMC and FNMA	$198	$(9)	$83,990	$(2,800)	$84,188	$(2,809)
CMOs issued by FNMA	—	—	11,327	(120)	11,327	(120)
CMOs issued by FHLMC	2,880	(3)	28,171	(567)	31,051	(570)
Obligations of state and political subdivisions	—	—	3,565	(23)	3,565	(23)
Total held-to-maturity	3,078	(12)	127,053	(3,510)	130,131	(3,522)
Available-for-sale:
MBS pass-through securities issued by FHLMC and FNMA	19,971	(128)	50,077	(1,102)	70,048	(1,230)
SBA-backed securities	13,175	(122)	20,123	(284)	33,298	(406)
CMOs issued by FNMA	2,345	(8)	16,138	(322)	18,483	(330)
CMOs issued by FHLMC	24,094	(330)	74,243	(1,267)	98,337	(1,597)
CMOs issued by GNMA	1,666	(7)	9,112	(267)	10,778	(274)
Debentures of government- sponsored agencies	4,992	(8)	11,349	(115)	16,341	(123)
Obligations of state and political subdivisions	15,290	(54)	52,804	(1,166)	68,094	(1,220)
Corporate Bonds	—	—	1,004	(14)	1,004	(14)
Total available-for-sale	81,533	(657)	234,850	(4,537)	316,383	(5,194)
Total temporarily impaired securities	$84,611	$(669)	$361,903	$(8,047)	$446,514	$(8,716)

As of March 31, 2019, the investment portfolio included 154 investment securities that had been in a continuous loss position for twelve months or more and 21 investment securities that had been in a loss position for less than twelve months.

Securities issued by government-sponsored agencies, such as FNMA and FHLMC, usually have implicit credit support by the U.S. federal government. However, since 2008, FNMA and FHLMC have been under government conservatorship and, therefore, contractual cash flows for these investments carry explicit guarantees by the U.S. federal government. Securities issued by the SBA and GNMA have explicit credit guarantees by the U.S. federal government, which protects us from credit losses on the contractual cash flows of the securities.
Other temporarily impaired securities, including obligations of state and political subdivisions and corporate bonds, were deemed credit worthy after our internal analyses of the issuers’ latest financial information, credit ratings by major credit agencies, and/or credit enhancements. Based on our comprehensive analyses, we determined that the decline in the fair values of these securities was primarily driven by factors other than credit, such as changes in market interest rates and liquidity spreads subsequent to purchase. At March 31, 2019, Management determined that it did not intend to sell investment securities with unrealized losses, and it is more likely than not that we will not be required to sell any of the securities with unrealized losses before recovery of their amortized cost. Therefore, we do not consider these investment securities to be other-than-temporarily impaired at March 31, 2019.
Non-Marketable Securities

As a member of the FHLB, we are required to maintain a minimum investment in FHLB capital stock determined by the Board of Directors of the FHLB. The minimum investment requirements can increase in the event we increase our total asset size or borrowings with the FHLB. Shares cannot be purchased or sold except between the FHLB and its members at the $100 per share par value. We held $11.1 million of FHLB stock included in other assets on the consolidated statements of condition at both March 31, 2019 and December 31, 2018. The carrying amounts of these investments are reasonable estimates of fair value because the securities are restricted to member banks and they do not have a readily determinable market value. Based on our analysis of FHLB's financial condition and certain qualitative factors, we determined that the FHLB stock was not impaired at March 31, 2019 and December 31, 2018. On April 25, 2019, FHLB announced a cash dividend for the first quarter of 2019 at an annualized dividend rate of

Page-14

7.00% to be distributed in mid-May 2019. Cash dividends paid on FHLB capital stock are recorded as non-interest income.

As a member bank of Visa U.S.A., we held 10,439 shares of Visa Inc. Class B common stock at March 31, 2019 and December 31, 2018. These shares have a carrying value of zero and are restricted from resale to non-member banks of Visa U.S.A. until their conversion into Class A (voting) shares upon the termination of Visa Inc.'s Covered Litigation escrow account. Because of the restriction and the uncertainty on the conversion rate to Class A shares, these shares lack a readily determinable fair value. When converting this Class B common stock to Class A common stock based on the conversion rate of 1.6298 both as of March 31, 2019 and December 31, 2018, and the closing stock price of Class A shares at those respective dates, the converted value of our shares of Class B common stock would have been $2.7 million and $2.2 million at March 31, 2019 and December 31, 2018, respectively. The conversion rate is subject to further adjustment upon the final settlement of the covered litigation against Visa Inc. and its member banks. As such, the fair value of these Class B shares can differ significantly from their converted values. For further information, refer to Note 8, Commitments and Contingencies.

We invest in low-income housing tax credit funds as a limited partner, which totaled $4.5 million and $4.6 million recorded in other assets as of March 31, 2019 and December 31, 2018, respectively. In the first three months of 2019, we recognized $154 thousand of low-income housing tax credits and other tax benefits, offset by $130 thousand of amortization expense of low-income housing tax credit investment, as a component of income tax expense. As of March 31, 2019, our unfunded commitments for these low-income housing tax credit funds totaled $3.1 million. We did not recognize any impairment losses on these low-income housing tax credit investments during the first three months of 2019 or 2018, as the value of the future tax benefits exceeds the carrying value of the investments.

Note 5:  Loans and Allowance for Loan Losses

Credit Quality of Loans

The following table shows outstanding loans by class and payment aging as of March 31, 2019 and December 31, 2018.

Loan Aging Analysis by Class
(in thousands)	Commercial and industrial	Commercial real estate, owner-occupied	Commercial real estate, investor	Construction	Home equity	Other residential	Installment and other consumer	Total
March 31, 2019
30-59 days past due	$320	$1,584	$—	$—	$517	$—	$102	$2,523
60-89 days past due	—	—	—	—	108	—	—	108
90 days or more past due	—	—	—	—	84	—	—	84
Total past due	320	1,584	—	—	709	—	102	2,715
Current	237,326	309,004	878,494	72,271	123,803	117,558	31,367	1,769,823
Total loans [2]	$237,646	$310,588	$878,494	$72,271	$124,512	$117,558	$31,469	$1,772,538
Non-accrual loans [1]	$309	$—	$—	$—	$346	$—	$64	$719
December 31, 2018
30-59 days past due	$5	$—	$1,004	$—	$—	$—	$112	$1,121
60-89 days past due	—	—	—	—	—	—	—	—
90 days or more past due	—	—	—	—	—	—	—	—
Total past due	5	—	1,004	—	—	—	112	1,121
Current	230,734	313,277	872,406	76,423	124,696	117,847	27,360	1,762,743
Total loans [2]	$230,739	$313,277	$873,410	$76,423	$124,696	$117,847	$27,472	$1,763,864
Non-accrual loans [1]	$319	$—	$—	$—	$313	$—	$65	$697
1 Includes no purchased credit impaired ("PCI") loans at March 31, 2019 and December 31, 2018. Amounts exclude accreting PCI loans of $2.1 million at March 31, 2019 and December 31, 2018 as we have a reasonable expectation about future cash flows to be collected and we continue to recognize accretable yield on these loans in interest income. There were no accruing loans past due more than ninety days at March 31, 2019 or December 31, 2018.
2 Amounts include net deferred loan origination costs of $684 thousand and $635 thousand at March 31, 2019 and December 31, 2018, respectively. Amounts are also net of unaccreted purchase discounts on non-PCI loans of $666 thousand and $708 thousand at March 31, 2019 and December 31, 2018, respectively.

We generally make commercial loans to established small and mid-sized businesses to provide financing for their growth and working capital needs, equipment purchases and acquisitions.  Management examines historical, current, and projected cash flows to determine the ability of the borrower to repay obligations as agreed. Commercial loans

Page-15

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

Construction loans are generally made to developers and builders to finance construction, renovation and occasionally land acquisitions in anticipation of near-term development. Construction loan borrowers provide for interest reserves that are used for the payment of interest during the development and marketing periods. When a construction loan is placed on nonaccrual status before the depletion of the interest reserve, we apply the interest funded by the interest reserve against the loan's principal balance. These loans are underwritten after evaluation of the borrower's financial strength, reputation, prior track record, and independent appraisals. We monitor all construction projects to determine whether they are on schedule, completed as planned and in accordance with the approved construction budgets. Significant events can affect the construction industry, including: the inherent volatility of real estate markets and vulnerability to delays due to weather, change orders, inability to obtain construction permits, labor or material shortages, and price changes. Estimates of construction costs and value associated with the completed project may be inaccurate. Repayment of construction loans is largely dependent on the ultimate success of the project.

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

Page-16

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

The following table represents an analysis of the carrying amount in loans, net of deferred fees and costs and purchase premiums or discounts, by internally assigned risk grades, including PCI loans, at March 31, 2019 and December 31, 2018.

Credit Risk Profile by Internally Assigned Risk Grade
(in thousands)	Commercial and industrial	Commercial real estate, owner-occupied	Commercial real estate, investor	Construction	Home equity	Other residential	Installment and other consumer	Purchased credit-impaired	Total
March 31, 2019
Pass	$226,164	$294,713	$875,562	$69,580	$122,578	$117,558	$31,312	$2,098	$1,739,565
Special Mention	10,312	4,613	2,116	—	1,121	—	—	—	18,162
Substandard	1,144	10,086	—	2,691	733	—	157	—	14,811
Total loans	$237,620	$309,412	$877,678	$72,271	$124,432	$117,558	$31,469	$2,098	$1,772,538
December 31, 2018
Pass	$219,625	$299,998	$870,443	$73,735	$122,844	$117,847	$27,312	$2,112	$1,733,916
Special Mention	9,957	4,106	2,156	—	1,121	—	—	—	17,340
Substandard	1,126	7,986	—	2,688	648	—	160	—	12,608
Total loans	$230,708	$312,090	$872,599	$76,423	$124,613	$117,847	$27,472	$2,112	$1,763,864

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

The same Management level that approved the loan classification upgrade must approve the removal of TDR status. There were no loans removed from TDR designation during 2019. During the three months ended March 31, 2018, one TIC loan with recorded investments totaling $150 thousand was removed from TDR designation after meeting all of the conditions above.

Page-17

The following table summarizes the carrying amount of TDR loans by loan class as of March 31, 2019 and December 31, 2018.

(in thousands)
Recorded Investment in Troubled Debt Restructurings [1]	March 31, 2019	December 31, 2018
Commercial and industrial	$1,198	$1,506
Commercial real estate, owner-occupied	7,001	6,993
Commercial real estate, investor	1,812	1,821
Construction	2,691	2,688
Home equity	251	251
Other residential	460	462
Installment and other consumer [2]	675	685
Total	$14,088	$14,406
1There were no acquired TDR loans as of March 31, 2019 or December 31, 2018.
2 There were two TDR loans on non-accrual status with recorded investments totaling $64 thousand and $65 thousand at March 31, 2019 and December 31, 2018, respectively.

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

(dollars in thousands)	Number of Contracts Modified	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment at Period End
TDRs during the three months ended March 31, 2019:
None	—	$—	$—	$—
TDRs during the three months ended March 31, 2018:
None	—	$—	$—	$—

During the first three months of 2019 and 2018, there were no defaults on loans that had been modified in a TDR within the prior twelve-month period. We report defaulted TDRs based on a payment default definition of more than ninety days past due.

Impaired Loans

The following tables summarize information by class on impaired loans and their related allowances. Total impaired loans include non-accrual loans, accruing TDR loans and accreting PCI loans that have experienced post-acquisition declines in cash flows expected to be collected.

Page-18

(in thousands)	Commercial and industrial	Commercial real estate, owner-occupied	Commercial real estate, investor	Construction	Home equity	Other residential	Installment and other consumer	Total
March 31, 2019
Recorded investment in impaired loans:
With no specific allowance recorded	$328	$—	$—	$2,691	$346	$460	$109	$3,934
With a specific allowance recorded	1,179	7,001	1,812	—	251	—	566	10,809
Total recorded investment in impaired loans	$1,507	$7,001	$1,812	$2,691	$597	$460	$675	$14,743
Unpaid principal balance of impaired loans	$1,489	$6,993	$1,801	$2,687	$595	$459	$674	$14,698
Specific allowance	424	161	47	—	5	—	67	704
Average recorded investment in impaired loans during the quarter ended March 31, 2019	1,666	6,997	1,816	2,690	580	461	680	14,890
Interest income recognized on impaired loans during the quarter ended March 31, 2019[1]	22	66	20	42	4	5	6	165
Average recorded investment in impaired loans during the quarter ended March 31, 2018	2,216	7,003	2,012	2,972	746	1,070	717	16,736
Interest income recognized on impaired loans during the quarter ended March 31, 2018[1]	155	66	22	38	5	13	7	306
1 No interest income on impaired loans was recognized on a cash basis during the three months ended March 31, 2019. Interest income recognized on a cash basis totaled $128 thousand in the three months ended March 31, 2018 and was related to the pay-off of two non-accrual commercial PCI loans.

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

Management monitors delinquent loans continuously and identifies problem loans, generally loans graded Substandard or worse, loans on non-accrual status and loans modified in a TDR, to be evaluated individually for impairment testing. Generally, the recorded investment in impaired loans is net of any charge-offs from estimated losses related to specifically-identified impaired loans when they are deemed uncollectible. There were no charged-off amounts on impaired loans at March 31, 2019 or December 31, 2018. In addition, the recorded investment in impaired loans is net of purchase discounts or premiums on acquired loans and deferred fees and costs. At March 31, 2019 and December 31, 2018, unused commitments to extend credit on impaired loans, including performing loans to borrowers whose terms have been modified in TDRs, totaled $1.4 million and $1.1 million, respectively.

The following tables disclose activity in the allowance for loan losses ("ALLL") and the recorded investment in loans by class, as well as the related ALLL disaggregated by impairment evaluation method.

Page-19

Allowance for Loan Losses Rollforward for the Period
(in thousands)	Commercial and industrial	Commercial real estate, owner-occupied	Commercial real estate, investor	Construction	Home equity	Other residential	Installment and other consumer	Unallocated	Total
Three months ended March 31, 2019
Beginning balance	$2,436	$2,407	$7,703	$756	$915	$800	$310	$494	$15,821
Provision (reversal)	180	(49)	63	(52)	8	—	30	(180)	—
Charge-offs	(9)	—	—	—	—	—	—	—	(9)
Recoveries	5	—	—	—	—	—	—	—	5
Ending balance	$2,612	$2,358	$7,766	$704	$923	$800	$340	$314	$15,817
Three months ended March 31, 2018
Beginning balance	$3,654	$2,294	$6,475	$681	$1,031	$536	$378	$718	$15,767
Provision (reversal)	35	(214)	(20)	16	(52)	7	(27)	255	—
Charge-offs	—	—	—	—	—	—	—	—	—
Recoveries	4	—	—	—	—	—	—	—	4
Ending balance	$3,693	$2,080	$6,455	$697	$979	$543	$351	$973	$15,771

Allowance for Loan Losses and Recorded Investment in Loans
(dollars in thousands)	Commercial and industrial	Commercial real estate, owner-occupied	Commercial real estate, investor	Construction	Home equity	Other residential	Installment and other consumer	Unallocated	Total
March 31, 2019
Ending ALLL related to loans collectively evaluated for impairment	$2,188	$2,197	$7,719	$704	$918	$800	$273	$314	$15,113
Ending ALLL related to loans individually evaluated for impairment	424	161	47	—	5	—	67	—	704
Ending ALLL related to PCI loans	—	—	—	—	—	—	—	—	—
Ending balance	$2,612	$2,358	$7,766	$704	$923	$800	$340	$314	$15,817
Recorded Investment:
Collectively evaluated for impairment	$236,113	$302,411	$875,866	$69,580	$123,835	$117,098	$30,794	$—	$1,755,697
Individually evaluated for impairment	1,507	7,001	1,812	2,691	597	460	675	—	14,743
PCI loans	26	1,176	816	—	80	—	—	—	2,098
Total	$237,646	$310,588	$878,494	$72,271	$124,512	$117,558	$31,469	$—	$1,772,538
Ratio of allowance for loan losses to total loans	1.10%	0.76%	0.88%	0.97%	0.74%	0.68%	1.08%	NM	0.89%
Allowance for loan losses to non-accrual loans	845%	NM	NM	NM	267%	NM	531%	NM	2,200%
NM - Not Meaningful

Page-20

Allowance for Loan Losses and Recorded Investment in Loans
(dollars in thousands)	Commercial and industrial	Commercial real estate, owner-occupied	Commercial real estate, investor	Construction	Home equity	Other residential	Installment and other consumer	Unallocated	Total
December 31, 2018
Ending ALLL related to loans collectively evaluated for impairment	$1,970	$2,218	$7,658	$756	$910	$800	$237	$494	$15,043
Ending ALLL related to loans individually evaluated for impairment	466	189	45	—	5	—	73	—	778
Ending ALLL related to purchased credit-impaired loans	—	—	—	—	—	—	—	—	—
Ending balance	$2,436	$2,407	$7,703	$756	$915	$800	$310	$494	$15,821
Recorded Investment:
Collectively evaluated for impairment	$228,883	$305,097	$870,778	$73,735	$124,049	$117,385	$26,787	$—	$1,746,714
Individually evaluated for impairment	1,825	6,993	1,821	2,688	564	462	685	—	15,038
Purchased credit-impaired	31	1,187	811	—	83	—	—	—	2,112
Total	$230,739	$313,277	$873,410	$76,423	$124,696	$117,847	$27,472	$—	$1,763,864
Ratio of allowance for loan losses to total loans	1.06%	0.77%	0.88%	0.99%	0.73%	0.68%	1.13%	NM	0.90%
Allowance for loan losses to non-accrual loans	NM	NM	NM	NM	292%	NM	NM	NM	2,270%
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

The following table reflects the unpaid principal balance and related carrying value of PCI loans.

PCI Loans	March 31, 2019		December 31, 2018
(in thousands)	Unpaid Principal Balance	Carrying Value	Unpaid Principal Balance	Carrying Value
Commercial and industrial	$78	$26	$89	$31
Commercial real estate, owner occupied	1,233	1,176	1,247	1,187
Commercial real estate, investor	1,025	816	1,033	811
Home equity	205	80	210	83
Total purchased credit-impaired loans	$2,541	$2,098	$2,579	$2,112

The activities in the accretable yield, or income expected to be earned over the remaining lives of the PCI loans were as follows:

Accretable Yield	Three months ended
(in thousands)	March 31, 2019	March 31, 2018
Balance at beginning of period	$934	$1,254
Accretion	(59)	(112)
Balance at end of period	$875	$1,142

Pledged Loans

Our FHLB line of credit is secured under terms of a blanket collateral agreement by a pledge of certain qualifying loans with unpaid principal balances of $1,084.5 million and $1,027.4 million at March 31, 2019 and December 31, 2018, respectively. In addition, we pledge eligible TIC loans, which totaled $96.8 million and $94.5 million at March 31, 2019

Page-21

and December 31, 2018, respectively, to secure our borrowing capacity with the Federal Reserve Bank ("FRB"). Also, see Note 6, Borrowings.

Related Party Loans

The Bank has, and expects to have in the future, banking transactions in the ordinary course of its business with directors, officers, principal shareholders and their businesses or associates. These transactions, including loans, are granted on substantially the same terms, including interest rates and collateral on loans, as those prevailing at the same time for comparable transactions with persons not related to us. Likewise, these transactions do not involve more than the normal risk of collectability or present other unfavorable features. Related party loans totaled $10.2 million at March 31, 2019, compared to $10.6 million at December 31, 2018. In addition, undisbursed commitments to related parties totaled $9.1 million at March 31, 2019 and December 31, 2018.

Note 6: Borrowings and Other Obligations

Federal Funds Purchased – The Bank had unsecured lines of credit with correspondent banks for overnight borrowings totaling $92.0 million at March 31, 2019 and December 31, 2018.  In general, interest rates on these lines approximate the federal funds target rate. We had no overnight borrowings under these credit facilities at March 31, 2019 or December 31, 2018.

Federal Home Loan Bank Borrowings – As of March 31, 2019 and December 31, 2018, the Bank had lines of credit with the FHLB totaling $630.2 million and $629.4 million, respectively, based on eligible collateral of certain loans. There were no FHLB overnight borrowings at March 31, 2019. There were $7.0 million FHLB overnight borrowings at an overnight rate of 2.56% on December 31, 2018.

Federal Reserve Line of Credit – The Bank has a line of credit with the FRBSF secured by certain residential loans.  At March 31, 2019 and December 31, 2018, the Bank had borrowing capacity under this line totaling $72.4 million and $69.7 million, respectively, and had no outstanding borrowings with the FRBSF.

Subordinated Debentures – As part of an acquisition, Bancorp assumed subordinated debentures due to NorCal Community Bancorp Trusts I and II, established for the sole purpose of issuing trust preferred securities. The trust preferred securities were sold and issued in private transactions pursuant to an exemption from registration under the Securities Act of 1933, as amended. On October 7, 2018, Bancorp redeemed in full the subordinated debentures due to NorCal Community Bancorp Trust I, resulting in $916 thousand accelerated accretion. The Trust II subordinated debentures were recorded at fair value totaling $2.14 million at acquisition date with a contractual balance of $4.12 million. The difference between the contractual balance and the fair value at acquisition date is accreted into interest expense over the life of the debentures. Accretion on the subordinated debentures totaled $17 thousand (Trust II) and $33 thousand (Trusts I and II) for the three months ended March 31, 2019 and 2018, respectively. Bancorp has the option to defer payment of the interest on the subordinated debentures for a period of up to five years, as long as there is no event of default. In the event of interest deferral, dividends to Bancorp common stockholders are prohibited. Bancorp has guaranteed, on a subordinated basis, distributions and other payments due on trust preferred securities totaling $4.0 million issued by Trust II, which have identical maturity, repricing and payment terms as the subordinated debentures. Subordinated debentures due to NorCal Community Bancorp Trust II on March 15, 2036 with interest payable quarterly, (repricing quarterly, based on 3-month LIBOR plus 1.40%, or 4.01% as of March 31, 2019), are redeemable in whole or in part on any interest payment date.

Other Obligations – The Bank leases certain equipment under finances leases, which are included in borrowings and other obligations in the consolidated statement of conditions. See Note 8, Commitment and Contingencies, for additional information.

Note 7:  Stockholders' Equity

Dividends and Stock Split

Page-22

On April 19, 2019, the Bancorp declared a $0.19 per share cash dividend, payable on May 10, 2019 to shareholders of record at the close of business on May 3, 2019. All share and per share data have been adjusted to reflect the two-for-one stock split effective November 27, 2018.

Page-23

Share-Based Payments

The fair value of stock options as of the grant date is recorded as stock-based compensation expense in the consolidated statements of comprehensive income over the requisite service period, which is generally the vesting period, with a corresponding increase in common stock. Stock-based compensation also includes compensation expense related to the issuance of restricted stock awards. The grant-date fair value of the restricted stock awards, which equals the intrinsic value, is recorded as compensation expense over the requisite service period with a corresponding increase in common stock as the shares vest. Beginning in 2018, stock option and restricted stock awards issued include a retirement eligibility clause whereby the requisite service period is satisfied at the retirement eligibility date. For those awards, we accelerate stock-based compensation expense when the award holder is eligible to retire. However, retirement eligibility does not affect the vesting of restricted stock or the exercisability of stock options, which are based on the scheduled vesting period.

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

Stock options and restricted stock may be net settled in a cashless exercise by a reduction in the number of shares otherwise deliverable upon exercise or vesting in satisfaction of the exercise payment and/or applicable tax withholding requirements. During the three months ended March 31, 2019, we withheld 6,398 shares totaling $267 thousand at a weighted-average price of $41.78 for cashless exercises. During the three months ended March 31, 2018, we withheld 39,212 shares totaling $1.4 million at a weighted-average price of $35.18 for cashless exercises. Shares withheld under net settlement arrangements are available for future grants.

Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income

We adopted ASU No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, in the first quarter of 2018 and reclassified $638 thousand from AOCI to retained earnings. This amount represented the stranded income tax effects related to the unrealized loss on available-for-sale securities in AOCI on the date of the enactment of the Tax Cuts and Jobs Act of 2017.

Share Repurchase Program

On April 23, 2018, Bancorp announced that its Board of Directors approved a Share Repurchase Program under which Bancorp may repurchase up to $25.0 million of its outstanding common stock through May 1, 2019. On April 25, 2019, the Board of Directors extended the Share Repurchase Program through June 30, 2019.

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

Page-24

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

During the three months ended March 31, 2019, Bancorp repurchased 113,904 shares totaling $4.8 million for a cumulative 285,121 shares totaling $11.8 million repurchased from May 1, 2018 through March 31, 2019.

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

The contractual amount of undrawn loan commitments and standby letters of credit not reflected in the consolidated statements of condition are as follows:

(in thousands)	March 31, 2019	December 31, 2018
Commercial lines of credit	$231,226	$238,361
Revolving home equity lines	192,813	189,971
Undisbursed construction loans	49,392	46,229
Personal and other lines of credit	12,460	14,109
Standby letters of credit	2,036	2,636
Total commitments and standby letters of credit	$487,927	$491,306

We record an allowance for losses on these off-balance sheet commitments based on an estimate of probabilities of the utilization of these commitments according to our historical experience on different types of commitments and expected loss. The allowance for losses on off-balance sheet commitments totaled $1,087 thousand and $958 thousand as of March 31, 2019 and December 31, 2018, respectively, which is recorded in interest payable and other liabilities in the consolidated statements of condition.

Leases

We lease premises under long-term non-cancelable operating leases with remaining terms of 1 year to 13 years, most of which include escalation clauses and one or more options to extend the lease term, and some of which contain lease termination clauses. Lease terms may include certain renewal options that were considered reasonably certain to be exercised.

We lease certain equipment under finance leases with initial terms of 3 years to 5 years. The equipment finance leases do not contain renewal options, bargain purchase options or residual value guarantees.

The following table shows the balances of operating and finance lease right-of-use assets and lease liabilities as of March 31, 2019.

Page-25

(in thousands)	March 31, 2019
Operating leases:
Operating lease right-of-use assets	$12,465
Operating lease liabilities	$14,349
Finance leases:
Finance lease right-of-use assets	$350
Accumulated amortization	(42)
Finance lease right-of-use assets, net[1]	$308
Finance lease liabilities[2]	$309
[1] Included in premises and equipment in the consolidated statements of condition.
[2] Included in borrowings and other obligations in the consolidated statements of condition.

The following table shows components of operating and finance lease cost.

Three Months Ended
(in thousands)	March 31, 2019
Operating lease cost[1]	$1,004

Finance lease cost:
Amortization of right-of-use assets[2]	$42
Interest on finance lease liabilities[3]	2
Total finance lease cost	$44
Total lease cost	$1,048
[1] Included in occupancy and equipment expense in the consolidated statements of comprehensive income.
[2] Included in depreciation and amortization in the consolidated statements of comprehensive income.
[3] Included in interest on borrowings and other obligations in the consolidated statements of comprehensive income.

Operating lease rent expense totaled $1.0 million for the three months ended March 31, 2018.

The following table shows the future minimum lease payments, weighted average remaining lease terms, and weighted average discount rates under operating and finance lease arrangements as of March 31, 2019. The discount rates used to calculate the present value of lease liabilities were based on the collateralized FHLB borrowing rates that were commensurate with lease terms and minimum payments on the later of the date we adopted the new lease accounting standards or lease commencement date.

(in thousands)	March 31, 2019
Year	Operating Leases	Finance Leases
2019	$3,344	$127
2020	4,220	161
2021	2,535	28
2022	1,672	1
2023	1,177	—
Thereafter	2,564	—
Total minimum lease payments	15,512	317
Amounts representing interest (present value discount)	(1,163)	(8)
Present value of net minimum lease payments	$14,349	$309

Weighted average remaining term (in years)	5.1	1.9
Weighted average discount rate	2.87%	2.92%

Page-26

Litigation Matters

Bancorp may be party to legal actions that arise from time to time in the normal course of business. Bancorp's Management is not aware of any pending legal proceedings to which either it or the Bank may be a party or has recently been a party that will have a material adverse effect on the financial condition or results of operations of Bancorp or the Bank.

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
The escrow balance as of March 31, 2019 of $899 million, combined with funds previously deposited with the court, are expected to cover the settlement payment obligations.

The outcome of the Covered Litigation affects the conversion rate of Visa Class B common stock held by us to Visa Class A common stock, as discussed above and in Note 4, Investment Securities. The final conversion rate might change depending on the final settlement payments, and the full effect on member banks is still uncertain. Litigation is ongoing and until the court approval process is complete, there is no assurance that Visa will resolve the claims as contemplated by the amended class settlement agreement, and additional lawsuits may arise from individual merchants who opted out of the class settlement. However, until the escrow account is fully depleted and the conversion rate of Class B to Class A common stock is reduced to zero, no future cash settlement payments are required by the member banks, such as us, on the Covered Litigation. Therefore, we are not required to record any contingent liabilities for the indemnification related to the Covered Litigation, as we consider the probability of losses to be remote.

Note 9: Derivative Financial Instruments and Hedging Activities

We entered into interest rate swap agreements, primarily as an interest rate risk management strategy, in order to mitigate the changes in the fair value of specified long-term fixed-rate loans (or firm commitments to enter into long-term fixed-rate loans) caused by changes in interest rates. These hedges allow us to offer long-term fixed-rate loans to customers without assuming the interest rate risk of a long-term asset. Converting our fixed-rate interest payments to floating-rate interest payments, generally benchmarked to the one-month U.S. dollar LIBOR index, protects us against changes in the fair value of our loans associated with fluctuating interest rates.

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

As of March 31, 2019, we had five interest rate swap agreements, which are scheduled to mature in June 2031, October 2031, July 2032, August 2037 and October 2037. All are accounted for as fair value hedges. The notional amounts of the interest rate contracts are equal to the notional amounts of the hedged loans. Our interest rate swap payments are settled monthly with counterparties. Accrued interest on the swaps totaled $2 thousand and $3 thousand as of March 31, 2019 and December 31, 2018, respectively. Information on our interest rate swaps is shown in the derivative tables below:

Page-27

	Asset Derivatives		Liability Derivatives
(in thousands)	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018
Fair value hedges:
Interest rate contracts notional amount	$3,760	$8,895	$13,914	$9,016
Interest rate contracts fair value[1]	$60	$161	$631	$375
1 See Note 3, Fair Value of Assets and Liabilities, for valuation methodology.

The following table presents the carrying amount and associated cumulative basis adjustment related to the application of fair value hedge accounting that is included in the carrying amount of hedged assets as of March 31, 2019 and December 31, 2018:

	Carrying Amounts of Hedged Assets		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Loans
(in thousands)	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018
Loans	$18,041	$17,917	$368	$6

The following table presents the net gains (losses) recognized in interest income on loans on the consolidated statements of comprehensive income related to our derivatives designated as fair value hedges:

	Three months ended
(in thousands)	March 31, 2019	March 31, 2018
Interest and fees on loans [1]	$20,695	$18,887
(Decrease) increase in value of designated interest rate swaps due to LIBOR interest rate movements	$(357)	$529
Payment on interest rate swaps	(12)	(55)
Increase (decrease) in value of hedged loans	362	(576)
Decrease in value of yield maintenance agreement	(4)	(4)
Net loss on fair value hedging relationships recognized in interest income	$(11)	$(106)
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

Information on financial instruments that are eligible for offset in the consolidated statements of condition follows:

Offsetting of Financial Assets and Derivative Assets
		Gross Amounts	Net Amounts of	Gross Amounts Not Offset in
	Gross Amounts	Offset in the	Assets Presented	the Statements of Condition
	of Recognized	Statements of	in the Statements	Financial	Cash Collateral
(in thousands)	Assets[1]	Condition	of Condition[1]	Instruments	Received	Net Amount
March 31, 2019
Derivatives by Counterparty:
Counterparty A	$60	$—	$60	$(60)	$—	$—
December 31, 2018
Derivatives by Counterparty:
Counterparty A	$161	$—	$161	$(161)	$—	$—
1 Amounts exclude accrued interest totaling less than $1 thousand at both March 31, 2019 and December 31, 2018.

Page-28

Offsetting of Financial Liabilities and Derivative Liabilities
		Gross Amounts	Net Amounts of	Gross Amounts Not Offset in
	Gross Amounts	Offset in the	Liabilities Presented	the Statements of Condition
	of Recognized	Statements of	in the Statements	Financial	Cash Collateral
(in thousands)	Liabilities[2]	Condition	of Condition[2]	Instruments	Pledged	Net Amount
March 31, 2019
Derivatives by Counterparty:
Counterparty A	$631	$—	$631	$(60)	$(250)	$321
December 31, 2018
Derivatives by Counterparty:
Counterparty A	$375	$—	$375	$(161)	$—	$214
2 Amounts exclude accrued interest totaling $3 thousand at both March 31, 2019 and December 31, 2018.

For more information on how we account for our interest rate swaps, refer to Note 1 to the Consolidated Financial Statements included in our 2018 Form 10-K filed with the SEC on March 14, 2019.

ITEM 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management's discussion of the financial condition and results of operations, which is unaudited, should be read in conjunction with the related consolidated financial statements in this Form 10-Q and with the audited consolidated financial statements and accompanying notes included in our 2018 Annual Report on Form 10-K. Average balances, including balances used in calculating certain financial ratios, are generally comprised of average daily balances.

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

Forward-looking statements are based on Management's current expectations regarding economic, legislative, and regulatory issues that may affect our earnings in future periods. A number of factors, many of which are beyond Management’s control, could cause future results to vary materially from current Management expectations. Such factors include, but are not limited to, general economic conditions and the economic uncertainty in the United States and abroad, including changes in interest rates, deposit flows, real estate values, and expected future cash flows on loans and securities; costs or effects of acquisitions; competition; changes in accounting principles, policies or guidelines; changes in legislation or regulation (including the Tax Cuts and Jobs Act of 2017); natural disasters (such as the wildfires in our area); adverse weather conditions; and other economic, competitive, governmental, regulatory and technological factors (including external fraud and cybersecurity threats) affecting our operations, pricing, products and services.

Important factors that could cause results or performance to materially differ from those expressed in our prior forward-looking statements are detailed in the Risk Factors section of this Form 10-Q and in Item 1A. Risk Factors section of our 2018 Form 10-K as filed with the SEC, copies of which are available from us at no charge. Forward-looking statements speak only as of the date they are made. We do not undertake to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made or to reflect the occurrence of unanticipated events.

Page-29

Critical Accounting Policies and Estimates

Critical accounting policies are those that are both important to the portrayal of our financial condition and results of operations and require Management's most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and imprecise. There have been no material changes to our critical accounting policies, which include: Allowance for Loan Losses, Other-than-temporary Impairment of Investment Securities, Accounting for Income Taxes, and Fair Value Measurements. For a detailed discussion, refer to Note 1 to the Consolidated Financial Statements included in our 2018 Form 10-K filed with the SEC on March 14, 2019 and Note 2, Recently Adopted and Issued Accounting Standards, to the Consolidated Financial Statements in this Form 10-Q.

Page-30

Executive Summary

Earnings in the first quarter of 2019 totaled $7.5 million, compared to $6.4 million in the first quarter of 2018. Diluted earnings per share were $0.54 in the first quarter of 2019, compared to $0.46 in the same quarter a year ago.

The following are highlights of our operating and financial performance for the periods presented:

•
Loans totaled $1,772.5 million at March 31, 2019, compared to $1,763.9 million at December 31, 2018. New loan originations of $34.0 million in the first three months of 2019 was partially offset by payoffs of $26.1 million, and combined with changes in lines of credit utilization and amortization on existing loans, resulted in the net increase of $8.7 million.

•
Strong credit quality remains a cornerstone of the Bank's consistent performance. Non-accrual loans totaled $719 thousand, or 0.04% of the loan portfolio at March 31, 2019, compared to $697 thousand, or 0.04% at December 31, 2018. Classified loans totaled $14.8 million at March 31, 2019, compared to $12.6 million at December 31, 2018. Accruing loans past due 30 to 89 days totaled $2.2 million at March 31, 2019, compared to $1.1 million at December 31, 2018. There was no provision for loan losses recorded in the first quarter of 2019.

•
Total deposits increased $3.8 million in the first three months of 2019 to $2,178.6 million at March 31, 2019. Non-interest bearing deposits increased $10.3 million from December 31, 2018 and represented 49% of total deposits at March 31, 2019. The cost of average deposits for the current quarter was 0.18%, up 4 basis points from the prior quarter.

•
First quarter net income reflects the typical increases in expenses associated with year-end resets of payroll taxes and 401K contributions, stock-based award vesting and performance share payouts. The first quarter of 2019 also included accelerated stock-based compensation expense for three newly retirement-eligible employees, the purchase of new bank-owned life insurance policies, the addition of six full-time equivalent employees, and a one-time pay cycle adjustment.

•	All capital ratios were above regulatory requirements. The total risk-based capital ratio for Bancorp was 14.9% at March 31, 2019 and December 31, 2018.

•
Return on assets was 1.19% for the quarter ended March 31, 2019, compared to 1.05% for the quarter ended March 31, 2018. Return on equity was 9.54% for the quarter ended March 31, 2019, compared to 8.70% for the quarter ended March 31, 2018.

•
The Board of Directors declared a cash dividend of $0.19 per share. This represents the 56th consecutive quarterly dividend paid by Bank of Marin Bancorp. The dividend is payable on May 10, 2019, to shareholders of record at the close of business on May 3, 2019.

•	On April 25, 2019, the Board of Directors extended the $25.0 million Share Repurchase Program through June 30, 2019.

•	On April 1, 2019, we expanded our presence in the East Bay by opening a loan production office in Walnut Creek that will serve commercial businesses across the Diablo Valley.

Looking forward into 2019, we believe that our core values - relationship banking, disciplined fundamentals and commitment to the communities that we serve - will continue to drive the success of the Bank.  By building strong relationships in vibrant markets, we are able to grow our loan portfolio and deposit franchise organically. Disciplined fundamentals ensure that our credit quality remains high, our deposit base is reasonably priced, and our operations are highly efficient, all of which contribute to profitability and net interest margin expansion.  Our success helps us to attract the most qualified professionals in the marketplace.

Our strong liquidity and capital supports our organic growth as well as acquisitions. This gives us a great deal of flexibility as we seek opportunities that add value to the Company.

Page-31

RESULTS OF OPERATIONS

Highlights of the financial results are presented in the following tables:

(dollars in thousands)	March 31, 2019	December 31, 2018
Selected financial condition data:
Total assets	$2,534,076	$2,520,892
Loans, net	1,756,721	1,748,043
Deposits	2,178,629	2,174,840
Borrowings and other obligations	2,966	9,640
Stockholders' equity	320,664	316,407
Asset quality ratios:
Allowance for loan losses to total loans	0.89%	0.90%
Allowance for loan losses to non-accrual loans	21.99x	22.71x
Non-accrual loans to total loans	0.04%	0.04%
Capital ratios:
Equity to total assets ratio	12.65%	12.55%
Tangible common equity to tangible assets[1]	11.41%	11.30%
Total capital (to risk-weighted assets)	14.90%	14.93%
Tier 1 capital (to risk-weighted assets)	14.08%	14.10%
Tier 1 capital (to average assets)	11.56%	11.54%
Common equity Tier 1 capital (to risk weighted assets)	13.95%	13.98%

	Three months ended
(dollars in thousands, except per share data)	March 31, 2019	March 31, 2018
Selected operating data:
Net interest income	$23,846	$21,891
Non-interest income	1,771	2,242
Non-interest expense	15,528	16,081
Net income	7,479	6,389
Net income per common share: [4]
Basic	$0.54	$0.46
Diluted	$0.54	$0.46
Performance and other financial ratios:
Return on average assets	1.19%	1.05%
Return on average equity	9.54%	8.70%
Tax-equivalent net interest margin [2]	4.02%	3.85%
Efficiency ratio	60.62%	66.64%
Cash dividend payout ratio on common stock [3]	35.19%	31.52%
1 Tangible common equity to tangible assets is considered to be a meaningful non-GAAP financial measure of capital adequacy and is useful for investors to assess Bancorp's ability to absorb potential losses. Tangible common equity of $285 million and $281 million at March 31, 2019 and December 31, 2018, respectively, includes common stock, retained earnings and unrealized gains (losses) on available-for sale securities, net of tax, less goodwill and intangible assets. Tangible assets exclude goodwill and intangible assets of $35.5 million and $35.7 million at March 31, 2019 and December 31, 2018, respectively.
2 Tax-equivalent net interest margin is computed by dividing taxable equivalent net interest income, which is adjusted for taxable equivalent income on tax-exempt loans and securities based on Federal statutory rate of 21 percent in 2019 and 2018, by total average interest-earning assets.
3 Calculated as dividends on common shares divided by basic net income per common share.
4 Share and per share data have been adjusted to reflect the two-for-one stock split effective November 27, 2018.

Page-32

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

	Three months ended			Three months ended
	March 31, 2019			March 31, 2018
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Interest-bearing due from banks [1]	$22,690	$139	2.45%	$104,850	$403	1.54%
Investment securities [2,3]	619,562	4,191	2.71%	532,544	3,276	2.46%
Loans [1,3,4]	1,756,316	20,887	4.76%	1,675,490	19,119	4.56%
Total interest-earning assets [1]	2,398,568	25,217	4.21%	2,312,884	22,798	3.94%
Cash and non-interest-bearing due from banks	30,947			45,815
Bank premises and equipment, net	7,512			8,501
Interest receivable and other assets, net	104,685			89,018
Total assets	$2,541,712			$2,456,218
Liabilities and Stockholders' Equity
Interest-bearing transaction accounts	$127,733	$77	0.24%	$168,371	$52	0.13%
Savings accounts	180,355	18	0.04%	180,253	18	0.04%
Money market accounts	673,137	764	0.46%	582,961	216	0.15%
Time accounts including CDARS	113,389	119	0.43%	154,543	156	0.41%
Borrowings and other obligations [1]	7,414	47	2.55%	—	—	—%
Subordinated debentures [1]	2,647	60	9.05%	5,753	114	7.90%
Total interest-bearing liabilities	1,104,675	1,085	0.40%	1,091,881	556	0.21%
Demand accounts	1,086,947			1,049,502
Interest payable and other liabilities	32,163			16,903
Stockholders' equity	317,927			297,932
Total liabilities & stockholders' equity	$2,541,712			$2,456,218
Tax-equivalent net interest income/margin [1]		$24,132	4.02%		$22,242	3.85%
Reported net interest income/margin [1]		$23,846	3.98%		$21,891	3.79%
Tax-equivalent net interest rate spread			3.81%			3.74%

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

[3] Yields and interest income on tax-exempt securities and loans are presented on a taxable-equivalent basis using the Federal statutory rate of 21%.
[4] Average balances on loans outstanding include non-performing loans. The amortized portion of net loan origination fees is included in interest income on loans, representing an adjustment to the yield.

Page-33

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

	Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018
(in thousands)	Volume	Yield/Rate	Mix	Total
Interest-bearing due from banks	$(316)	$239	$(187)	$(264)
Investment securities [1]	535	327	53	915
Loans [1]	922	807	39	1,768
Total interest-earning assets	1,141	1,373	(95)	2,419
Interest-bearing transaction accounts	(13)	50	(12)	25
Savings accounts	—	—	—	—
Money market accounts	33	446	69	548
Time accounts, including CDARS	(42)	7	(2)	(37)
Borrowings and other obligations	47	—	—	47
Subordinated debentures	(61)	16	(9)	(54)
Total interest-bearing liabilities	(36)	519	46	529
Changes in tax-equivalent net interest income	$1,177	$854	$(141)	$1,890
[1] Yields and interest income on tax-exempt securities and loans are presented on a taxable-equivalent basis using the federal statutory rate of 21%.

First Quarter of 2019 Compared to First Quarter of 2018

Net interest income totaled $23.8 million in the first quarter of 2019, compared to $21.9 million in the same quarter a year ago. The $1.9 million increase was primarily due to higher yields across asset categories. The $85.7 million increase in average earning assets also positively impacted interest income for the current quarter.

The reported net interest margin was 3.98% in the first quarter of 2019, compared to 3.79% in the same quarter of the previous year.  The 19 basis points increase compared to the first quarter of 2018 was related to higher yields and a more favorable mix of earning assets, partially offset by an increase in rates on deposit accounts.

Market Interest Rates

Market interest rates are, in part, based on the target federal funds interest rate (the interest rate banks charge each other for short-term borrowings) implemented by the Federal Reserve Open Market Committee ("FOMC"). The increase in December 2018, to the current target range for the federal funds rate of 2.25% to 2.50%, was the ninth rate increase since 2008. The increases have positively impacted yields on our rate sensitive interest-earning assets. If interest rates continue to rise, we anticipate that our net interest income will increase over time. While short-term interest rates have risen and improved the Bank’s yields on prime-rate adjustable assets, the yield curve flattened in 2018 with less movement in longer-term rates that influence pricing for fixed-rate lending activities. In its March 2019 meeting, the FOMC indicated that it will remain patient with future rate adjustments in light of global economic and financial uncertainties.

Page-34

Impact of Acquired Loans on Net Interest Margin

Early payoffs or prepayments of our acquired loans with significant unamortized purchase discount/premium could result in volatility in our net interest margin. As our acquired loans from prior acquisitions continue to pay off, we expect the accretion income from these loans to continue to decline. Accretion and gains on payoffs of purchased loans are recorded in interest income and the positive impact on our net interest margin for the first quarter of 2019 and 2018 were as follows:

	Three months ended
	March 31, 2019		March 31, 2018
(dollars in thousands)	Dollar Amount	Basis point impact to net interest margin	Dollar Amount	Basis point impact to net interest margin
Accretion on PCI loans	$59	1 bps	$112	2 bps
Accretion on non-PCI loans	$42	1 bps	$99	2 bps
Gains on pay-offs of PCI loans	$—	0 bps	$128	2 bps

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

Impaired loan balances totaled $14.7 million at March 31, 2019 and $15.0 million at December 31, 2018, with specific valuation allowances of $704 thousand and $778 thousand for the same respective dates. Classified assets (loans with substandard or doubtful risk grades) increased to $14.8 million at March 31, 2019, from $12.6 million at December 31, 2018. The $2.2 million increase in the first quarter of 2019 was primarily due to a well-secured owner-occupied commercial real estate loan.  In April 2019, we received a $2.2 million pay down on a $2.7 million substandard classified land development loan and upgraded the remaining balance to a Pass risk rating due to borrower’s improved financial condition and low loan-to-value ratio.  There were no loans with doubtful risk grades at March 31, 2019 or December 31, 2018.

There was no provision for loan losses recorded in the three months ended March 31, 2019 and 2018. Net charge-offs in the first quarter of 2019 totaled $4 thousand compared to net recoveries of $4 thousand in the same quarter a year ago.

The ratio of loan loss reserves to total loans was 0.89% at March 31, 2019, compared to 0.90% at December 31, 2018. Non-accrual loans totaled $719 thousand, or 0.04% of total loans, at March 31, 2019, compared to $697 thousand, or 0.04%, at December 31, 2018.

For more information, refer to Note 5 to the Consolidated Financial Statements in this Form 10-Q.

Page-35

Non-interest Income

The following table details the components of non-interest income.

	Three months ended		Amount	Percent
(dollars in thousands)	March 31, 2019	March 31, 2018	Increase (Decrease)	Increase (Decrease)
Service charges on deposit accounts	$479	$477	$2	0.4%
Wealth Management and Trust Services	438	515	(77)	(15.0)%
Debit card interchange fees, net	380	396	(16)	(4.0)%
Merchant interchange fees, net	87	80	7	8.8%
(Cost of) earnings on bank-owned life insurance, net	(60)	228	(288)	(126.3)%
Dividends on FHLB stock	196	196	—	—%
(Losses) gains on investment securities, net	(6)	—	(6)	NM
Other income	257	350	(93)	(26.6)%
Total non-interest income	$1,771	$2,242	$(471)	(21.0)%
NM - Not Meaningful

First Quarter of 2019 Compared to First Quarter of 2018

Non-interest income decreased by $471 thousand in the first quarter of 2019 to $1.8 million, compared to $2.2 million in the same quarter a year ago. The decrease in earnings on bank-owned life insurance was primarily due to $283 thousand non-refundable underwriting costs associated with two new whole life BOLI policies purchased in the first quarter of 2019. The underwriting costs were recognized and BOLI income should revert to normal levels for the remainder of 2019. The cash surrender value of the new whole life policies will increase by the amount of the annual dividend expected to be declared in January 2020. The decrease in other income was primarily due to a decrease in deposit network income as a result of reduced one-way deposits placed into deposit networks in 2019. The decrease in wealth management and trust services income was largely attributed to the exit of a high-risk, high balance trust client and multiple large estate asset distributions in mid-2018, partially offset by new clients in late 2018 and early 2019.

Non-interest Expense

The following table details the components of non-interest expense.

	Three months ended		Amount	Percent
(dollars in thousands)	March 31, 2019	March 31, 2018	Increase (Decrease)	Increase (Decrease)
Salaries and related benefits	$9,146	$9,017	$129	1.4%
Occupancy and equipment	1,531	1,507	24	1.6%
Depreciation and amortization	556	547	9	1.6%
Federal Deposit Insurance Corporation insurance	179	191	(12)	(6.3)%
Data processing	1,015	1,381	(366)	(26.5)%
Professional services	586	1,299	(713)	(54.9)%
Directors' expense	179	174	5	2.9%
Information technology	259	269	(10)	(3.7)%
Core deposit intangible amortization	222	230	(8)	(3.5)%
Provision for losses on off-balance sheet commitments	129	—	129	NM
Other non-interest expense
Advertising	211	179	32	17.9%
Other expense	1,515	1,287	228	17.7%
Total other non-interest expense	1,726	1,466	260	17.7%
Total non-interest expense	$15,528	$16,081	$(553)	(3.4)%

NM - Not Meaningful

Page-36

First Quarter of 2019 Compared to First Quarter of 2018

Non-interest expense decreased by $553 thousand to $15.5 million in the first quarter of 2019, compared to $16.1 million in the same quarter a year ago. The decline in professional fees was mostly attributable to expenses incurred for core processing contract negotiations in 2018. The decline in data processing expenses was mostly attributable to $392 thousand in termination and deconversion fees related to Bank of Napa's core processing system expensed in the first quarter of 2018. The decreases were partially offset by additional costs associated with salaries and related benefits (increase in the number of full-time equivalent employees, annual merit increases and acceleration of stock-based compensation expense for retirement eligible employees) and provision for losses on off-balance sheet commitments (primarily due to increase in average credit commitment usage assumptions).

We are upgrading our digital banking platform and currently running our existing and new platforms in parallel.  During the parallel testing period, we expect additional costs of approximately $25 thousand per month.  Conversion to the new digital platform is expected by the end of the second quarter, after which time expenses should decrease by $98 thousand per month.  Data processing includes expenses for other projects and services that may also fluctuate, and we expect data processing expenses to increase over time and as the Bank grows. As mentioned in the Executive Summary section above, we expanded our presence in Walnut Creek by opening a loan production office on April 1, 2019. The quarterly lease expense will be approximately $25 thousand.

Provision for Income Taxes

The provision for income taxes for the first quarter of 2019 totaled $2.6 million at an effective tax rate of 25.9%, compared to $1.7 million at an effective tax rate of 20.7% in the same quarter last year. The increase in the provision for income taxes reflected the higher level of pre-tax income and lower tax-exempt interest income and earnings on BOLI. The increase in the effective tax rate in the first quarter of 2019 compared to the first quarter of 2018 was also due to a higher level of discrete tax benefits in 2018 from the exercise of stock options and vesting of restricted stock. These discrete tax benefits reduced the effective tax rate by approximately 1.2% in the first quarter of 2019 versus 5.0% in the same quarter a year ago. Discrete tax benefits were higher in the first quarter of 2018 due to more stock option activity from the former employees of Bank of Napa post-acquisition. Income tax provisions reflect accruals for taxes at the applicable rates for federal income tax and California franchise tax based upon reported pre-tax income, and adjusted for the effects of all permanent differences between income for tax and financial reporting purposes (such as earnings on tax exempt loans and municipal securities, BOLI, and low-income housing tax credits) as well as transactions with discrete tax effects (such as the exercise of stock options, the disqualifying dispositions of incentive stock options and vesting of restricted stock awards).

We file a consolidated return in the U.S. Federal tax jurisdiction and a combined return in the State of California tax jurisdiction. There were no ongoing federal or state income tax examinations at the issuance of this report. At March 31, 2019, neither the Bank nor Bancorp had accruals for interest nor penalties related to unrecognized tax benefits.

FINANCIAL CONDITION SUMMARY

At March 31, 2019, assets totaled $2,534.1 million, an increase of $13.2 million, compared to $2,520.9 million at December 31, 2018. Cash and equivalents increased $17.4 million in the first quarter of 2019. In addition, $12.5 million of the increase in assets reflected the recording of the right-of-use assets after the adoption of the new lease accounting standard (ASU No. 2016-02) in 2019, as discussed in Notes 2 and 8 to the consolidated financial statements.

Investment Securities

The investment securities portfolio totaled $595.7 million at March 31, 2019, a decrease of $23.9 million from December 31, 2018. The decrease reflects calls, paydowns, maturities and sales totaling $38.8 million, partially offset by purchases of $11.3 million in 2019. We maintain liquidity to support our future loan growth by holding investment securities averaging less than 5 years in duration and cash earning 2.40% at the Federal Reserve Bank as of March 31, 2019.

The following table summarizes our investment in obligations of state and political subdivisions at March 31, 2019 and December 31, 2018.

Page-37

	March 31, 2019			December 31, 2018
(dollars in thousands)	Amortized Cost	Fair Value	% of Total State and Political Subdivisions	Amortized Cost	Fair Value	% of Total State and Political Subdivisions
Within California:
General obligation bonds	$15,421	$15,520	18.2%	$14,438	$14,418	16.0%
Revenue bonds	6,039	6,059	7.1	7,109	7,108	7.9
Tax allocation bonds	4,529	4,591	5.3	4,541	4,601	5.0
Total within California	25,989	26,170	30.6	26,088	26,127	28.9
Outside California:
General obligation bonds	52,121	52,000	61.4	56,186	55,199	62.3
Revenue bonds	6,830	6,821	8.0	7,883	7,850	8.8
Total outside California	58,951	58,821	69.4	64,069	63,049	71.1
Total obligations of state and political subdivisions	$84,940	$84,991	100.0%	$90,157	$89,176	100.0%

The portion of the portfolio outside the state of California is distributed among twenty states. Of the total investment in obligations of state and political subdivisions, the largest concentrations outside California are Texas (19.4%), Minnesota (9.4%), and Washington (8.9%). Revenue bonds, both within and outside California, primarily consist of bonds relating to essential services (such as public improvements, transportation and utilities) and school district bonds.

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

Loans

Loans increased by $8.7 million and totaled $1,772.5 million at March 31, 2019, compared to $1,763.9 million at December 31, 2018. New loan originations of $34.0 million in the first three months of 2019 were distributed across Commercial Banking and Consumer Banking. Loan payoffs totaled $26.1 million in the first quarter. The largest portion of payoffs in the current quarter came from the sale of assets underlying loans and the successful completion of construction projects.

Liabilities

During the first three months of 2019, total liabilities increased by $8.9 million to $2,213.4 million. Deposits increased $3.8 million in the first three months of 2019, primarily due to fluctuations from large commercial clients' operational cash flows. Non-interest bearing deposits increased $10.3 million in the first three months of 2019 to $1,076.4 million, or 49.4% of total deposits at March 31, 2019, compared to 49.0% at December 31, 2018. In addition, liabilities as of March 31, 2019 included operating lease liabilities totaling $14.3 million that were recorded in 2019 after the adoption of the new lease accounting standard, as discussed in Notes 2 and 8 to the consolidated financial statements. The increase in liabilities was partially offset by the repayment of a $7.0 million overnight borrowing from FHLB.

Capital Adequacy

We are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements as set forth in the following tables can initiate certain mandatory and possibly

Page-38

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

In July 2013, the Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Corporation and the Office of the Comptroller of the Currency ("Agencies") finalized regulatory capital rules known as “Basel III.” Fully phased in on January 1, 2019, Basel III required the Bank to maintain (i) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 8.5%, and (ii) a minimum ratio of common equity Tier 1 capital to risk-weighted assets of at least 7.0%, both inclusive of a 2.50% “capital conservation buffer." The implementation of the capital conservation buffer began on January 1, 2016 at the 0.625% level and was phased in over a four-year period (increasing by 0.625% each subsequent January 1, until it reached 2.50% on January 1, 2019). In August 2018, the Board of Governors of the Federal Reserve System changed the definition of a "Small Bank Holding Company" by increasing the asset threshold from $1.0 billion to $3.0 billion. As a result, Bancorp is no longer subject to separate minimum capital requirements. However, we disclosed comparative capital ratios for Bancorp, which would have exceeded well-capitalized levels had Bancorp been subject to minimum capital requirements.

Under the Share Repurchase Program, Bancorp repurchased 113,904 shares for a total of $4.8 million during 2019. As of March 31, 2019, Bancorp may repurchase an additional $13.2 million of its outstanding common stock under the Share Repurchase Program (extended to June 30, 2019), which may affect future capital levels. We expect to maintain strong capital levels and do not expect that we will be required to raise additional capital in 2019. Our anticipated sources of capital in 2019 include future earnings and shares issued under the stock-based compensation program.

The Bancorp’s and Bank’s capital adequacy ratios as of March 31, 2019 and December 31, 2018 are presented in the following tables. Bancorp's Tier 1 capital includes the subordinated debentures, which are not included at the Bank level.

Capital Ratios for Bancorp (dollars in thousands)	Actual Ratio		Adequately Capitalized Threshold[1]			Ratio to be a Well Capitalized Bank Holding Company
March 31, 2019	Amount	Ratio	Amount		Ratio	Amount		Ratio
Total Capital (to risk-weighted assets)	$285,174	14.90%	≥ $	205,962	≥ 10.00%	≥ $	205,962	≥ 10.00%
Tier 1 Capital (to risk-weighted assets)	$290,073	14.08%	≥ $	164,769	≥ 8.00%	≥ $	164,769	≥ 8.00%
Tier 1 Capital (to average assets)	$290,073	11.56%	≥ $	125,509	≥ 5.00%	≥ $	125,509	≥ 5.00%
Common Equity Tier 1 (to risk-weighted assets)	$287,416	13.95%	≥ $	133,875	≥ 6.50%	≥ $	133,875	≥ 6.50%
December 31, 2018
Total Capital (to risk-weighted assets)	$305,224	14.93%	≥ $	201,943	≥ 9.875%	≥ $	204,499	≥ 10.00%
Tier 1 Capital (to risk-weighted assets)	$288,445	14.10%	≥ $	161,043	≥ 7.875%	≥ $	163,599	≥ 8.00%
Tier 1 Capital (to average assets)	$288,445	11.54%	≥ $	100,011	≥ 4.000%	≥ $	125,013	≥ 5.00%
Common Equity Tier 1 (to risk-weighted assets)	$285,805	13.98%	≥ $	130,368	≥ 6.375%	≥ $	132,925	≥ 6.50%
1 The adequately capitalized threshold includes the capital conservation buffer that was effective in 2018 and fully phased-in on January 1, 2019.

Page-39

Capital Ratios for the Bank (dollars in thousands)	Actual Ratio		Adequately Capitalized Threshold[1]			Ratio to be Well Capitalized under Prompt Corrective Action Provisions
March 31, 2019	Amount	Ratio	Amount		Ratio	Amount		Ratio
Total Capital (to risk-weighted assets)	$285,255	13.85%	≥ $	205,935	≥ 10.00%	≥ $	205,935	≥ 10.00%
Tier 1 Capital (to risk-weighted assets)	$268,351	13.03%	≥ $	164,748	≥ 8.00%	≥ $	164,748	≥ 8.00%
Tier 1 Capital (to average assets)	$268,351	10.69%	≥ $	125,497	≥ 5.00%	≥ $	125,497	≥ 5.00%
Common Equity Tier 1 (to risk-weighted assets)	$268,351	13.03%	≥ $	133,858	≥ 6.50%	≥ $	133,858	≥ 6.50%
December 31, 2018
Total Capital (to risk-weighted assets)	$285,969	13.98%	≥ $	201,297	≥ 9.875%	≥ $	204,483	≥ 10.00%
Tier 1 Capital (to risk-weighted assets)	$269,191	13.16%	≥ $	161,031	≥ 7.875%	≥ $	163,587	≥ 8.00%
Tier 1 Capital (to average assets)	$269,191	10.77%	≥ $	99,994	≥ 4.000%	≥ $	124,992	≥ 5.00%
Common Equity Tier 1 (to risk-weighted assets)	$269,191	13.16%	≥ $	130,358	≥ 6.375%	≥ $	132,914	≥ 6.50%
1 The adequately capitalized threshold includes the capital conservation buffer that was effective in 2018 and fully phased-in on January 1, 2019.

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

The most significant factor in our daily liquidity position has been the level of customer deposits. We attract and retain new deposits, which depends upon the variety and effectiveness of our customer account products, service and convenience, and rates paid to customers, as well as our financial strength. The cash cycles of some of our large commercial depositors (including local government agencies) may cause short-term fluctuations in their deposit balances held with us.

At March 31, 2019 our liquid assets, which included unencumbered available-for-sale securities and cash, totaled $430.4 million, a decrease of $2.8 million from December 31, 2018. Our cash and cash equivalents increased $17.4 million from December 31, 2018. Significant sources of liquidity during the first three months of 2019 included $38.8 million in paydowns, maturities and sales of investment securities, an increase in deposits of $3.8 million, and $10.5 million net cash provided by operating activities. Significant uses of liquidity during the first three months of 2019 were $11.3 million in investment securities purchased, $8.2 million in loan net originations and advances, $7.0 million repayment of borrowing from FHLB, $4.6 million in common stock repurchases, $2.6 million in cash dividends paid on common stock to our shareholders and $1.9 million in purchases of bank-owned life insurance policies. Refer to the Consolidated Statement of Cash Flows in this Form 10-Q for additional information on our sources and uses of liquidity. Management anticipates that our current strong liquidity position and core deposit base will provide adequate liquidity to fund our operations.

Undrawn credit commitments, as discussed in Note 8 to the Consolidated Financial Statements in this Form 10-Q, totaled $487.9 million at March 31, 2019. These commitments, to the extent used, are expected to be funded primarily through the repayment of existing loans, deposit growth and liquid assets. Over the next twelve months, $71.1 million of time deposits will mature. We expect new deposits to replace these funds. Our emphasis on local deposits combined with our equity position, provides a very stable funding base.

Since Bancorp is a holding company and does not conduct regular banking operations, its primary sources of liquidity are dividends from the Bank. Under the California Financial Code, payment of a dividend from the Bank to Bancorp without advance regulatory approval is restricted to the lesser of the Bank’s retained earnings or the amount of the Bank’s net profits from the previous three fiscal years less the amount of dividends paid during that period. The primary uses of funds for Bancorp are shareholder dividends and ordinary operating expenses.  Bancorp held $21.5 million of cash at March 31, 2019, which is deemed sufficient to cover Bancorp's operational needs, share repurchases, and cash dividends to shareholders through the end of 2019. Management anticipates that there will be sufficient earnings at the Bank to provide dividends to Bancorp to meet its funding requirements for the near future.

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

ALCO and the Board of Directors review our exposure to interest rate risk at least quarterly. We use simulation models to measure interest rate risk and to evaluate strategies to improve profitability. A simplified static statement of condition is prepared on a quarterly basis as a starting point, using instrument level data of our actual loans, investments, borrowings and deposits as inputs. If potential changes to net equity value and net interest income resulting from hypothetical interest rate changes are not within the limits established by the Board of Directors, Management may adjust the asset and liability mix to bring the risk position within approved limits or take other actions. At March 31, 2019, interest rate risk was within policy guidelines established by ALCO and the Board.

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

Interest rate sensitivity is a function of the repricing characteristics of our assets and liabilities. The Bank runs a combination of scenarios and sensitivities in its attempt to capture the range of interest rate risk including the simulations mentioned above. As with any simulation model or other method of measuring interest rate risk, limitations are inherent in the process and dependent on assumptions. For example, if we choose to pay interest on certain business deposits

Page-40

that are currently non-interest bearing, causing those deposits to become rate sensitive in the future, we would become less asset sensitive than the model currently indicates. Assets and liabilities may react differently to changes in market interest rates in terms of both timing and responsiveness to market rate movements. Important deposit modeling assumptions are the speed of deposit run-off and the amount by which interest-bearing deposit rates increase or decrease when market interest rates change. Further, the actual rates and timing of prepayments on loans and investment securities could vary significantly from the assumptions applied in the various scenarios. Lastly, changes in U.S. Treasury rates accompanied by a change in the shape of the yield curve could produce different results from those presented in the table. Accordingly, the results presented should not be relied upon as indicative of actual results in the event of changing market interest rates.

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

Changes in Internal Control over Financial Reporting

As part of the adoption of ASU No. 2016-02, Leases (Topic 842) on January 1, 2019, we implemented internal controls to ensure that we adequately evaluated our lease contracts and properly assessed the impact of the new standards to facilitate the adoption and ongoing financial reporting and disclosure requirements. During the quarter ended March 31, 2019, other than the items described above, there were no significant changes that materially affected, or are reasonably likely to affect, our internal control over financial reporting. The term internal control over financial reporting, as defined by Rule 15d-15(f) of the Act, is a process designed by, or under the supervision of, the issuer's principal executive and principal financial officers, or persons performing similar functions, and effected by the issuer's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

PART II       OTHER INFORMATION

ITEM 1         Legal Proceedings

Refer to Note 12 to the Consolidated Financial Statements in Item 8 of our 2018 Form 10-K and Note 8 to the Consolidated Financial Statements in this Form 10-Q.

ITEM 1A      Risk Factors

There have been no material changes from the risk factors previously disclosed in our 2018 Form 10-K. Refer to "Risk Factors" in Item 1A of our 2018 Form 10-K, pages 11 through 18.

Page-41

ITEM 2       Unregistered Sales of Equity Securities and Use of Proceeds

On April 23, 2018, Bancorp announced that its Board of Directors approved a Share Repurchase Program under which Bancorp may repurchase up to $25.0 million of its outstanding common stock through May 1, 2019. On April 25, 2019, the Board of Directors extended the Share Repurchase Program through June 30, 2019. For additional information, refer to Note 7 to the Consolidated Financial Statements in this Form 10-Q.

During the three months ended March 31, 2019, Bancorp repurchased 113,904 shares at an average price of $42.09 per share for a total cost of $4.8 million. The following table reflects repurchases under the Share Repurchase Program for the periods presented.

(in thousands, except per share data)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value That May yet Be Purchased Under the Program
Period
January 1-31, 2019	33,834	$42.11	33,834	$16,562
February 1-28, 2019	30,823	42.94	30,823	15,236
March 1-31, 2019	49,247	41.54	49,247	13,188
Total	113,904	$42.09	113,904

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

Bank of Marin Bancorp
(registrant)

May 8, 2019	/s/ Russell A. Colombo
Date	Russell A. Colombo
President &
Chief Executive Officer
(Principal Executive Officer)

May 8, 2019	/s/ Tani Girton
Date	Tani Girton
Executive Vice President &
Chief Financial Officer
(Principal Financial Officer)

May 8, 2019	/s/ Cecilia Situ
Date	Cecilia Situ
First Vice President &
Manager of Finance & Treasury
(Principal Accounting Officer)

Page-44