Form 10-Q
period 2019-06-30
Bank of Marin Bancorp
filed 2019-08-08
CIK 1403475

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission File Number  001-33572
Bank of Marin Bancorp
(Exact name of Registrant as specified in its charter)

California				20-8859754
(State or other jurisdiction of incorporation)				(IRS Employer Identification No.)

504 Redwood Blvd.	Suite 100	Novato	CA	94947
(Address of principal executive office)				(Zip Code)

Registrant’s telephone number, including area code:  (415) 763-4520

Securities registered pursuant to 12(b) of the Act:
Title of each class	Trading symbol	Name of each exchange on which registered
Common stock, no par value	BMRC	The NASDAQ Stock Market LLC

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
Yes   ☐    No  ☒

As of July 31, 2019, there were 13,643,265 shares of common stock outstanding.

Page-2

PART I       FINANCIAL INFORMATION

ITEM 1.  Financial Statements

BANK OF MARIN BANCORP CONSOLIDATED STATEMENTS OF CONDITION June 30, 2019 and December 31, 2018

(in thousands, except share data; unaudited)	June 30, 2019	December 31, 2018
Assets
Cash, cash equivalents and restricted cash	$58,757	$34,221
Investment securities
Held-to-maturity, at amortized cost	148,879	157,206
Available-for-sale, at fair value	378,131	462,464
Total investment securities	527,010	619,670
Loans, net of allowance for loan losses of $15,835 and $15,821 at June 30, 2019 and December 31, 2018, respectively	1,749,044	1,748,043
Bank premises and equipment, net	6,872	7,376
Goodwill	30,140	30,140
Core deposit intangible	5,128	5,571
Operating lease right-of-use assets	12,515	—
Interest receivable and other assets	74,521	75,871
Total assets	$2,463,987	$2,520,892

Liabilities and Stockholders' Equity
Liabilities
Deposits
Non-interest bearing	$1,056,655	$1,066,051
Interest bearing
Transaction accounts	121,232	133,403
Savings accounts	172,255	178,429
Money market accounts	647,592	679,775
Time accounts	104,306	117,182
Total deposits	2,102,040	2,174,840
Borrowings and other obligations	297	7,000
Subordinated debentures	2,674	2,640
Operating lease liabilities	14,332	—
Interest payable and other liabilities	16,977	20,005
Total liabilities	2,136,320	2,204,485

Stockholders' Equity
Preferred stock, no par value, Authorized - 5,000,000 shares, none issued	—	—
Common stock, no par value, Authorized - 30,000,000 shares; Issued and outstanding - 13,659,143 and 13,844,353 at June 30, 2019 and December 31, 2018, respectively	132,151	140,565
Retained earnings	190,416	179,944
Accumulated other comprehensive income (loss), net of taxes	5,100	(4,102)
Total stockholders' equity	327,667	316,407
Total liabilities and stockholders' equity	$2,463,987	$2,520,892

The accompanying notes are an integral part of these consolidated financial statements (unaudited).

Page-3

BANK OF MARIN BANCORP CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three months ended		Six months ended
(in thousands, except per share amounts; unaudited)	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Interest income
Interest and fees on loans	$20,988	$19,624	$41,683	$38,511
Interest on investment securities	3,763	3,499	7,860	6,656
Interest on federal funds sold and due from banks	190	285	329	688
Total interest income	24,941	23,408	49,872	45,855
Interest expense
Interest on interest-bearing transaction accounts	91	48	168	100
Interest on savings accounts	17	18	35	36
Interest on money market accounts	787	236	1,551	452
Interest on time accounts	175	140	294	296
Interest on borrowings and other obligations	24	1	71	1
Interest on subordinated debentures	58	123	118	237
Total interest expense	1,152	566	2,237	1,122
Net interest income	23,789	22,842	47,635	44,733
Provision for loan losses	—	—	—	—
Net interest income after provision for loan losses	23,789	22,842	47,635	44,733
Non-interest income
Service charges on deposit accounts	485	455	964	932
Wealth Management and Trust Services	473	488	911	1,003
Debit card interchange fees, net	414	360	794	756
Merchant interchange fees, net	87	118	174	198
Earnings on (cost of) bank-owned life insurance, net	235	230	175	458
Dividends on FHLB stock	193	192	389	388
Gains on investment securities, net	61	11	55	11
Other income	326	384	583	734
Total non-interest income	2,274	2,238	4,045	4,480
Non-interest expense
Salaries and related benefits	8,868	8,316	18,014	17,333
Occupancy and equipment	1,578	1,511	3,109	3,018
Depreciation and amortization	572	546	1,128	1,093
Federal Deposit Insurance Corporation insurance	174	191	353	382
Data processing	1,004	1,023	2,019	2,404
Professional services	535	810	1,121	2,109
Directors' expense	187	183	366	357
Information technology	284	264	543	533
Amortization of core deposit intangible	221	230	443	460
Provision for losses on off-balance sheet commitments	—	—	129	—
Other expense	1,493	1,435	3,219	2,901
Total non-interest expense	14,916	14,509	30,444	30,590
Income before provision for income taxes	11,147	10,571	21,236	18,623
Provision for income taxes	2,912	2,680	5,522	4,343
Net income	$8,235	$7,891	$15,714	$14,280
Net income per common share:[1]
Basic	$0.60	$0.57	$1.15	$1.03
Diluted	$0.60	$0.56	$1.13	$1.02
Weighted average shares:[1]
Basic	13,655	13,888	13,696	13,858
Diluted	13,818	14,066	13,871	14,039
Comprehensive income:
Net income	$8,235	$7,891	$15,714	$14,280
Other comprehensive income (loss)
Change in net unrealized gains or losses on available-for-sale securities	8,982	(1,131)	12,921	(7,301)
Reclassification adjustment for gains on available-for-sale securities in net income	(61)	(11)	(55)	(11)
Net unrealized losses on securities transferred from available-for-sale to held-to-maturity	—	(278)	—	(278)
Amortization of net unrealized losses on securities transferred from available-for-sale to held-to-maturity	104	132	205	268
Subtotal	9,025	(1,288)	13,071	(7,322)
Deferred tax expense (benefit)	2,671	(384)	3,869	(2,168)
Other comprehensive income (loss), net of tax	6,354	(904)	9,202	(5,154)
Comprehensive income	$14,589	$6,987	$24,916	$9,126
1 Share and per share data have been adjusted to reflect the two-for-one stock split effective November 27, 2018.
The accompanying notes are an integral part of these consolidated financial statements (unaudited).

Page-4

BANK OF MARIN BANCORP CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the three and six months ended June 30, 2019 and 2018

(in thousands, except share data; unaudited)	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss) ("AOCI"), Net of Taxes	Total
	Shares[1]	Amount
	Three months ended June 30, 2019
Balance at April 1, 2019	13,786,808	$137,125	$184,793	$(1,254)	$320,664
Net income	—	—	8,235	—	8,235
Other comprehensive income	—	—	—	6,354	6,354
Stock options exercised, net of shares surrendered for cashless exercises and tax withholdings	9,333	211	—	—	211
Stock issued under employee stock purchase plan	374	15	—	—	15
Stock issued under employee stock ownership plan ("ESOP")	7,600	312	—	—	312
Restricted stock surrendered for tax withholdings upon vesting	(420)	(18)	—	—	(18)
Restricted stock forfeited / cancelled	(9,932)	—	—	—	—
Stock-based compensation - stock options	—	55	—	—	55
Stock-based compensation - restricted stock	—	95	—	—	95
Cash dividends paid on common stock ($0.19 per share)	—	—	(2,612)	—	(2,612)
Stock repurchased, net of commissions	(134,620)	(5,644)	—	—	(5,644)
Balance at June 30, 2019	13,659,143	$132,151	$190,416	$5,100	$327,667
	Three months ended June 30, 2018
Balance at April 1, 2018	13,970,252	$145,282	$160,556	$(7,374)	$298,464
Net income	—	—	7,891	—	7,891
Other comprehensive loss	—	—	—	(904)	(904)
Stock options exercised, net of shares surrendered for cashless exercises and tax withholdings	4,576	81	—	—	81
Stock issued under employee stock purchase plan	226	9	—	—	9
Stock issued under ESOP	15,800	601	—	—	601
Restricted stock surrendered for tax withholdings upon vesting	(514)	(17)	—	—	(17)
Restricted stock forfeited / cancelled	(3,902)	—	—	—	—
Stock-based compensation - stock options	—	126	—	—	126
Stock-based compensation - restricted stock	—	217	—	—	217
Cash dividends paid on common stock ($0.155 per share1)	—	—	(2,166)	—	(2,166)
Stock repurchased, net of commissions	(2,796)	(104)	—	—	(104)
Balance at June 30, 2018	13,983,642	$146,195	$166,281	$(8,278)	$304,198
1 Share and per share data have been adjusted to reflect the two-for-one stock split effective November 27, 2018.

The accompanying notes are an integral part of these consolidated financial statements (unaudited).

BANK OF MARIN BANCORP CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the three and six months ended June 30, 2019 and 2018

(in thousands, except share data; unaudited)	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss) ("AOCI"), Net of Taxes	Total
	Shares	Amount
	Six months ended June 30, 2019
Balance at January 1, 2019	13,844,353	$140,565	$179,944	$(4,102)	$316,407
Net income	—	—	15,714	—	15,714
Other comprehensive income	—	—	—	9,202	9,202
Stock options exercised, net of shares surrendered for cashless exercises and tax withholdings	37,475	470	—	—	470
Stock issued under employee stock purchase plan	751	29	—	—	29
Stock issued under ESOP	15,600	625	—	—	625
Restricted stock granted	29,110	—	—	—	—
Restricted stock surrendered for tax withholdings upon vesting	(5,240)	(220)	—	—	(220)
Restricted stock forfeited / cancelled	(17,325)	—	—	—	—
Stock-based compensation - stock options	—	340	—	—	340
Stock-based compensation - restricted stock	—	664	—	—	664
Cash dividends paid on common stock ($0.38 per share)	—	—	(5,242)	—	(5,242)
Stock purchased by directors under director stock plan	199	8	—	—	8
Stock issued in payment of director fees	2,744	114	—	—	114
Stock repurchased, net of commissions	(248,524)	(10,444)	—	—	(10,444)
Balance at June 30, 2019	13,659,143	$132,151	$190,416	$5,100	$327,667
	Six months ended June 30, 2018
Balance at January 1, 2018	13,843,084	$143,967	$155,544	$(2,486)	$297,025
Net income	—	—	14,280	—	14,280
Other comprehensive loss	—	—	—	(5,154)	(5,154)
Reclassification of stranded tax effects in AOCI	—	—	638	(638)	—
Stock options exercised, net of shares surrendered for cashless exercises and tax withholdings	100,150	534	—	—	534
Stock issued under employee stock purchase plan	530	19	—	—	19
Stock issued under ESOP	15,800	601	—	—	601
Restricted stock granted	37,040	—	—	—	—
Restricted stock surrendered for tax withholdings upon vesting	(1,316)	(45)	—	—	(45)
Restricted stock forfeited / cancelled	(12,056)	—	—	—	—
Stock-based compensation - stock options	—	442	—	—	442
Stock-based compensation - restricted stock	—	672	—	—	672
Cash dividends paid on common stock ($0.30 per share1)	—	—	(4,181)	—	(4,181)
Stock purchased by directors under director stock plan	520	18	—	—	18
Stock issued in payment of director fees	2,686	91	—	—	91
Stock repurchased, net of commissions	(2,796)	(104)	—	—	(104)
Balance at June 30, 2018	13,983,642	146,195	166,281	(8,278)	304,198
1 Share and per share data have been adjusted to reflect the two-for-one stock split effective November 27, 2018.

The accompanying notes are an integral part of these consolidated financial statements (unaudited).

Page-5

BANK OF MARIN BANCORP CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended June 30, 2019 and 2018

(in thousands; unaudited)	June 30, 2019	June 30, 2018
Cash Flows from Operating Activities:
Net income	$15,714	$14,280
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for losses on off-balance sheet commitments	129	—
Noncash contribution expense to employee stock ownership plan	625	601
Noncash director compensation expense	151	146
Stock-based compensation expense	1,004	1,114
Amortization of core deposit intangible	443	460
Amortization of investment security premiums, net of accretion of discounts	924	1,496
Accretion of discount on acquired loans	(154)	(428)
Accretion of discount on subordinated debentures	34	63
Net change in deferred loan origination costs/fees	(146)	18
Gain on sale of investment securities	(55)	(11)
Depreciation and amortization	1,128	1,093
Earnings on bank-owned life insurance policies	(175)	(458)
Net change in operating assets and liabilities:
Interest receivable and other assets	(583)	(971)
Interest payable and other liabilities	(2,131)	1,364
Total adjustments	1,194	4,487
Net cash provided by operating activities	16,908	18,767
Cash Flows from Investing Activities:
Purchase of held-to-maturity securities	—	(1,989)
Purchase of available-for-sale securities	(11,282)	(121,269)
Proceeds from sale of available-for-sale securities	66,081	5,006
Proceeds from paydowns/maturities of held-to-maturity securities	8,157	9,615
Proceeds from paydowns/maturities of available-for-sale securities	41,905	24,540
Loans originated and principal collected, net	234	(38,835)
Purchase of bank-owned life insurance policies	(1,892)	—
Purchase of premises and equipment	(244)	(446)
Cash paid for low-income housing tax credit investment	(38)	(373)
Net cash provided by (used in) investing activities	102,921	(123,751)
Cash Flows from Financing Activities:
Net decrease in deposits	(72,800)	(10,947)
Proceeds from stock options exercised	470	585
Payment of tax withholdings for stock options exercised and vesting of restricted stock	(220)	(96)
Proceeds from stock issued under employee and director stock purchase plans	37	37
Stock repurchased, net of commissions	(10,455)	(104)
Repayment of Federal Home Loan Bank borrowings	(7,000)	—
Repayment of finance lease obligations	(83)	—
Cash dividends paid on common stock	(5,242)	(4,181)
Net cash used in financing activities	(95,293)	(14,706)
Net increase (decrease) in cash, cash equivalents and restricted cash	24,536	(119,690)
Cash, cash equivalents and restricted cash at beginning of period	34,221	203,545
Cash, cash equivalents and restricted cash at end of period	$58,757	$83,855
Supplemental disclosure of cash flow information:
Cash paid in interest	$2,191	$1,083
Cash paid in income taxes	$6,925	$2,000
Supplemental disclosure of noncash investing and financing activities:
Change in net unrealized gain or loss on available-for-sale securities	$12,921	$(7,301)
Securities transferred from available-for-sale to held-to-maturity	$—	$27,422
Amortization of net unrealized loss on available-for-sale securities transferred to held-to-maturity	$205	$268
Subscription in low-income housing tax credit investment	$—	$(3,000)
Stock issued to ESOP	$625	$601
Stock issued in payment of director fees	$114	$91
Repurchase of stock not yet settled	$132	$—
Restricted cash:
Federal Reserve Bank reserve balance requirements included in cash, cash equivalents and restricted cash	$9,709	$10,915
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

	Three months ended		Six months ended
(in thousands, except per share data)[1]	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Weighted average basic shares outstanding	13,655	13,888	13,696	13,858
Potentially dilutive common shares related to:
Stock options	142	149	149	149
Unvested restricted stock awards	21	29	26	32
Weighted average diluted shares outstanding	13,818	14,066	13,871	14,039
Net income	$8,235	$7,891	$15,714	$14,280
Basic EPS	$0.60	$0.57	$1.15	$1.03
Diluted EPS	$0.60	$0.56	$1.13	$1.02
Weighted average anti-dilutive shares not included in the calculation of diluted EPS	44	60	30	69

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

While we believe the change from an incurred loss model to a CECL model has the potential to increase the allowance for credit losses at the adoption date, the full impact to our financial condition or results of operations cannot be quantified at this time as we continue to evaluate the applicability and validity of our methodologies and assumptions. In addition, any estimate could be significantly influenced by the composition and risk characteristics of the loan portfolio as well as prevailing economic conditions and forecasts as of the adoption date. Our cross-functional team and our third-party CECL model vendor continue to make progress and we will be ready for adoption on January 1, 2020. Early implementation activities focused on, among other things, capturing and validating data, segmenting the loan portfolio, evaluating various credit loss estimation methodologies, sourcing tools to forecast future economic conditions, and running multiple loan loss driver analyses that correlate our credit loss experience with one or more economic factors. Based on these activities, we determined that our primary credit loss methodology will utilize a discounted cash flow approach that considers the probability of default and loss given default. Continuing implementation activities include refining estimated credit loss model assumptions, evaluating the qualitative factor framework and assumptions, drafting policies and disclosures, and evaluating, documenting and testing internal controls. In addition, we will continue to run parallel tests throughout 2019 to identify opportunities for enhancing our assumptions as the processes, internal controls and policies are finalized.

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

Page-9

within those fiscal years. Early application is permitted. As the ASU's amendments applicable to us only relate to disclosures, the adoption of ASU 2019-01 will not impact our financial condition or results of operations.
In April 2019, the FASB issued ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments that clarifies and improves areas of guidance related to recently issued standards on credit losses, hedging and recognition and measurement. The provisions of this ASU are effective January 1, 2020 and contain various methods of adoption. We do not expect that the ASU will have a material impact on our financial condition or results of operations.
In May 2019, the FASB issued ASU No. 2019-05, Financial Instruments - Credit Losses (Topic 326): Targeted Transition Relief. This ASU allows an option for entities to irrevocably elect the fair value option on an instrument-by-instrument basis for eligible financial assets measured at amortized cost basis upon adoption of the credit loss standards. This amendment provides relief for those entities electing the fair value option on newly originated or purchased financial assets, while maintaining existing similar financial assets at amortized cost, avoiding the requirement to maintain dual measurement methods for similar assets. The fair value option does not apply to held-to-maturity debt securities. The effective date for this ASU is the same as for ASU 2016-13, as discussed above. We will evaluate this ASU in conjunction with ASU 2016-13 to determine its impact on our financial condition and results of operations.
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

Transfers between levels of the fair value hierarchy are recognized through our monthly and/or quarterly valuation process in the reporting period during which the event or circumstances that caused the transfer occurred. No such transfers occurred during the first three and six months of 2019 or 2018.

The following table summarizes our assets and liabilities that were required to be recorded at fair value on a recurring basis.

Page-10

(in thousands) Description of Financial Instruments	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Measurement Categories: Changes in Fair Value Recorded In1
June 30, 2019
Securities available-for-sale:
Mortgage-backed securities and collateralized mortgage obligations issued by U.S. government-sponsored agencies	$258,115	$—	$258,115	$—	OCI
SBA-backed securities	39,805	—	39,805	—	OCI
Debentures of government sponsored agencies	28,784	—	28,784	—	OCI
Privately-issued collateralized mortgage obligations	159	—	159	—	OCI
Obligations of state and political subdivisions	49,259	—	49,259	—	OCI
Corporate bonds	2,009	—	2,009	—	OCI
Derivative financial assets (interest rate contracts)	—	—	—	—	NI
Derivative financial liabilities (interest rate contracts)	1,118	—	1,118	—	NI
December 31, 2018
Securities available-for-sale:
Mortgage-backed securities and collateralized mortgage obligations issued by U.S. government-sponsored agencies	$278,403	$—	$278,403	$—	OCI
SBA-backed securities	50,781	—	50,781	—	OCI
Debentures of government sponsored agencies	53,018	—	53,018	—	OCI
Privately-issued collateralized mortgage obligations	297	—	297	—	OCI
Obligations of state and political subdivisions	77,960	—	77,960	—	OCI
Corporate bonds	2,005	—	2,005	—	OCI
Derivative financial assets (interest rate contracts)	161	—	161	—	NI
Derivative financial liabilities (interest rate contracts)	375	—	375	—	NI

 1 Other comprehensive income ("OCI") or net income ("NI").

Securities available-for-sale are recorded at fair value on a recurring basis. When available, quoted market prices (Level 1) are used to determine the fair value of securities available-for-sale. If quoted market prices are not available, we obtain pricing information from a reputable third-party service provider, who may utilize valuation techniques that use current market-based or independently sourced parameters, such as bid/ask prices, dealer-quoted prices, interest rates, benchmark yield curves, prepayment speeds, probability of default, loss severity and credit spreads (Level 2).   Level 2 securities include obligations of state and political subdivisions, U.S. agencies or government-sponsored agencies' debt securities, mortgage-backed securities, government agency-issued, privately-issued collateralized mortgage obligations, and corporate bonds. As of June 30, 2019 and December 31, 2018, there were no Level 1 or Level 3 securities.

Securities held-to-maturity may be written down to fair value (determined using the same techniques discussed above for securities available-for-sale) as a result of other-than-temporary impairment, and we did not record any write-downs during the six months ended June 30, 2019 or June 30, 2018.

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

Page-11

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

Certain financial assets may be measured at fair value on a non-recurring basis. These assets are subject to fair value adjustments that result from the application of the lower of cost or fair value accounting or write-downs of individual assets, such as impaired loans that are collateral dependent and other real estate owned ("OREO"). As of June 30, 2019 and December 31, 2018, we did not carry any assets measured at fair value on a non-recurring basis.

Disclosures about Fair Value of Financial Instruments

The table below is a summary of fair value estimates for financial instruments as of June 30, 2019 and December 31, 2018, excluding financial instruments recorded at fair value on a recurring basis (summarized in the first table in this note). The carrying amounts in the following table are recorded in the consolidated statements of condition under the indicated captions. Further, we have not disclosed the fair value of financial instruments specifically excluded from disclosure requirements such as bank-owned life insurance policies ("BOLI") and non-maturity deposit liabilities. Additionally, we hold shares of FHLB stock and Visa Inc. Class B common stock, both recorded at cost, as there was no impairment or changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer as of June 30, 2019 and December 31, 2018. The values are discussed in Note 4, Investment Securities.

	June 30, 2019			December 31, 2018
(in thousands)	Carrying Amounts	Fair Value	Fair Value Hierarchy	Carrying Amounts	Fair Value	Fair Value Hierarchy
Financial assets (recorded at amortized cost)
Cash and cash equivalents	$58,757	$58,757	Level 1	$34,221	$34,221	Level 1
Investment securities held-to-maturity	148,879	151,118	Level 2	157,206	153,894	Level 2
Loans, net	1,749,044	1,760,974	Level 3	1,748,043	1,700,971	Level 3
Interest receivable	8,071	8,071	Level 2	8,292	8,292	Level 2
Financial liabilities (recorded at amortized cost)
Time deposits	104,306	103,359	Level 2	117,182	116,584	Level 2
Federal Home Loan Bank overnight borrowings	—	—	Level 2	7,000	7,000	Level 2
Subordinated debentures	2,674	3,289	Level 3	2,640	3,268	Level 3
Interest payable	115	115	Level 2	104	104	Level 2

Commitments - The value of unrecognized financial instruments is estimated based on the fee income associated with the commitments which, in the absence of credit exposure, is considered to approximate their settlement value. The fair value of commitment fees was not material as of June 30, 2019 or December 31, 2018.

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

Page-12

	June 30, 2019				December 31, 2018
	Amortized	Fair	Gross Unrealized		Amortized	Fair	Gross Unrealized
(in thousands)	Cost	Value	Gains	(Losses)	Cost	Value	Gains	(Losses)
Held-to-maturity:
Securities of U.S. government-sponsored enterprises:
MBS pass-through securities issued by FHLMC and FNMA	$83,493	$84,121	$967	$(339)	$88,606	$85,804	$7	$(2,809)
SBA-backed securities	8,401	8,779	378	—	8,720	8,757	37	—
CMOs issued by FNMA	10,972	11,250	278	—	11,447	11,327	—	(120)
CMOs issued by FHLMC	33,095	33,880	805	(20)	33,583	33,021	8	(570)
CMOs issued by GNMA	3,750	3,810	60	—	3,739	3,769	30	—
Obligations of state and political subdivisions	9,168	9,278	110	—	11,111	11,216	128	(23)
Total held-to-maturity	148,879	151,118	2,598	(359)	157,206	153,894	210	(3,522)
Available-for-sale:
Securities of U.S. government-sponsored enterprises:
MBS pass-through securities issued by FHLMC and FNMA	70,550	72,144	1,644	(50)	95,339	94,467	358	(1,230)
SBA-backed securities	38,363	39,805	1,498	(56)	50,722	50,781	465	(406)
CMOs issued by FNMA	25,832	26,175	352	(9)	28,275	28,079	134	(330)
CMOs issued by FHLMC	142,175	146,528	4,410	(57)	145,979	144,836	454	(1,597)
CMOs issued by GNMA	13,275	13,268	33	(40)	11,294	11,021	1	(274)
Debentures of government- sponsored agencies	28,035	28,784	749	—	52,956	53,018	185	(123)
Privately issued CMOs	159	159	1	(1)	295	297	2	—
Obligations of state and political subdivisions	48,323	49,259	1,012	(76)	79,046	77,960	134	(1,220)
Corporate bonds	2,000	2,009	10	(1)	2,004	2,005	15	(14)
Total available-for-sale	368,712	378,131	9,709	(290)	465,910	462,464	1,748	(5,194)
Total investment securities	$517,591	$529,249	$12,307	$(649)	$623,116	$616,358	$1,958	$(8,716)

The amortized cost and fair value of investment debt securities by contractual maturity at June 30, 2019 and December 31, 2018 are shown in the following table below. Expected maturities may differ from contractual maturities if the issuers of the securities have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2019				December 31, 2018
	Held-to-Maturity		Available-for-Sale		Held-to-Maturity		Available-for-Sale
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$6,088	$6,095	$9,763	$9,753	$6,194	$6,182	$9,863	$9,795
After one but within five years	3,637	3,694	64,474	65,498	5,481	5,492	84,871	84,435
After five years through ten years	57,679	59,303	195,243	201,925	59,231	58,120	252,274	250,055
After ten years	81,475	82,026	99,232	100,955	86,300	84,100	118,902	118,179
Total	$148,879	$151,118	$368,712	$378,131	$157,206	$153,894	$465,910	$462,464

Sales of investment securities and gross gains and losses are shown in the following table.

	Three months ended		Six months ended
(in thousands)	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Available-for-sale:
Sales proceeds	$61,852	$5,006	$66,081	$5,006
Gross realized gains	211	27	214	27
Gross realized losses	(150)	(16)	(159)	(16)

Page-13

Pledged investment securities are shown in the following table.

(in thousands)	June 30, 2019	December 31, 2018
Pledged to the State of California:
Secure public deposits in compliance with the Local Agency Security Program	$97,974	$125,696
Collateral for trust deposits	723	734
Total investment securities pledged to the State of California	$98,697	$126,430
Collateral for Wealth Management and Trust Services checking account	$1,990	$2,000

Other-Than-Temporarily Impaired ("OTTI") Debt Securities

There were 56 and 229 securities in unrealized loss positions at June 30, 2019 and December 31, 2018, respectively. Those securities are summarized and classified according to the duration of the loss period in the tables below:

June 30, 2019	< 12 continuous months		≥ 12 continuous months		Total securities in a loss position
(in thousands)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
Held-to-maturity:
MBS pass-through securities issued by FHLMC and FNMA	$343	$(3)	$34,714	$(336)	$35,057	$(339)
CMOs issued by FHLMC	—	—	3,205	(20)	3,205	(20)
Total held-to-maturity	343	(3)	37,919	(356)	38,262	(359)
Available-for-sale:
MBS pass-through securities issued by FHLMC and FNMA	—	—	13,537	(50)	13,537	(50)
SBA-backed securities	—	—	3,113	(56)	3,113	(56)
CMOs issued by FNMA	—	—	3,877	(9)	3,877	(9)
CMOs issued by FHLMC	8,153	(2)	17,767	(55)	25,920	(57)
CMOs issued by GNMA	56	(1)	7,948	(39)	8,004	(40)
Debentures of government- sponsored agencies	—	—	—	—	—	—
Privately issued CMOs	81	(1)	—	—	81	(1)
Obligations of state and political subdivisions	—	—	9,395	(76)	9,395	(76)
Corporate bonds	—	—	1,008	(1)	1,008	(1)
Total available-for-sale	8,290	(4)	56,645	(286)	64,935	(290)
Total temporarily impaired securities	$8,633	$(7)	$94,564	$(642)	$103,197	$(649)

Page-14

December 31, 2018	< 12 continuous months		≥ 12 continuous months		Total securities in a loss position
(in thousands)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
Held-to-maturity:
MBS pass-through securities issued by FHLMC and FNMA	$198	$(9)	$83,990	$(2,800)	$84,188	$(2,809)
CMOs issued by FNMA	—	—	11,327	(120)	11,327	(120)
CMOs issued by FHLMC	2,880	(3)	28,171	(567)	31,051	(570)
Obligations of state and political subdivisions	—	—	3,565	(23)	3,565	(23)
Total held-to-maturity	3,078	(12)	127,053	(3,510)	130,131	(3,522)
Available-for-sale:
MBS pass-through securities issued by FHLMC and FNMA	19,971	(128)	50,077	(1,102)	70,048	(1,230)
SBA-backed securities	13,175	(122)	20,123	(284)	33,298	(406)
CMOs issued by FNMA	2,345	(8)	16,138	(322)	18,483	(330)
CMOs issued by FHLMC	24,094	(330)	74,243	(1,267)	98,337	(1,597)
CMOs issued by GNMA	1,666	(7)	9,112	(267)	10,778	(274)
Debentures of government- sponsored agencies	4,992	(8)	11,349	(115)	16,341	(123)
Obligations of state and political subdivisions	15,290	(54)	52,804	(1,166)	68,094	(1,220)
Corporate Bonds	—	—	1,004	(14)	1,004	(14)
Total available-for-sale	81,533	(657)	234,850	(4,537)	316,383	(5,194)
Total temporarily impaired securities	$84,611	$(669)	$361,903	$(8,047)	$446,514	$(8,716)

As of June 30, 2019, the investment portfolio included 48 investment securities that had been in a continuous loss position for twelve months or more and 8 investment securities that had been in a loss position for less than twelve months.

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
Other temporarily impaired securities, including obligations of state and political subdivisions and corporate bonds, were deemed credit worthy after our internal analyses of the issuers’ latest financial information, credit ratings by major credit agencies, and/or credit enhancements. Based on our comprehensive analyses, we determined that the decline in the fair values of these securities was primarily driven by factors other than credit, such as changes in market interest rates and liquidity spreads subsequent to purchase. At June 30, 2019, Management determined that it did not intend to sell investment securities with unrealized losses, and it is more likely than not that we will not be required to sell any of the securities with unrealized losses before recovery of their amortized cost. Therefore, we do not consider these investment securities to be other-than-temporarily impaired at June 30, 2019.
Non-Marketable Securities

As a member of the FHLB, we are required to maintain a minimum investment in FHLB capital stock determined by the Board of Directors of the FHLB. The minimum investment requirements can increase in the event we increase our total asset size or borrowings with the FHLB. Shares cannot be purchased or sold except between the FHLB and its members at the $100 per share par value. We held $11.7 million and $11.1 million of FHLB stock included in other assets on the consolidated statements of condition at June 30, 2019 and December 31, 2018, respectively. The carrying amounts of these investments are reasonable estimates of fair value because the securities are restricted to member banks and they do not have a readily determinable market value. Based on our analysis of FHLB's financial condition and certain qualitative factors, we determined that the FHLB stock was not impaired at June 30, 2019 and December 31, 2018. On July 25, 2019, FHLB announced a cash dividend for the second quarter of 2019 at an annualized dividend rate of 7.00% to be distributed in mid-August 2019. Cash dividends paid on FHLB capital stock are recorded as non-interest income.

Page-15

As a member bank of Visa U.S.A., we held 10,439 shares of Visa Inc. Class B common stock at June 30, 2019 and December 31, 2018. These shares have a carrying value of zero and are restricted from resale to non-member banks of Visa U.S.A. until their conversion into Class A (voting) shares upon the termination of Visa Inc.'s Covered Litigation escrow account. Because of the restriction and the uncertainty on the conversion rate to Class A shares, these shares lack a readily determinable fair value. When converting this Class B common stock to Class A common stock based on the conversion rate of 1.6298 both as of June 30, 2019 and December 31, 2018, and the closing stock price of Class A shares at those respective dates, the converted value of our shares of Class B common stock would have been $3.0 million and $2.2 million at June 30, 2019 and December 31, 2018, respectively. The conversion rate is subject to further adjustment upon the final settlement of the covered litigation against Visa Inc. and its member banks. As such, the fair value of these Class B shares can differ significantly from their converted values. For further information, refer to Note 8, Commitments and Contingencies.

We invest in low-income housing tax credit funds as a limited partner, which totaled $4.4 million and $4.6 million recorded in other assets as of June 30, 2019 and December 31, 2018, respectively. In the first six months of 2019, we recognized $305 thousand of low-income housing tax credits and other tax benefits, offset by $232 thousand of amortization expense of low-income housing tax credit investment, as a component of income tax expense. As of June 30, 2019, our unfunded commitments for these low-income housing tax credit funds totaled $3.1 million. We did not recognize any impairment losses on these low-income housing tax credit investments during the first six months of 2019 or 2018, as the value of the future tax benefits exceeds the carrying value of the investments.

Note 5:  Loans and Allowance for Loan Losses

Credit Quality of Loans

The following table shows outstanding loans by class and payment aging as of June 30, 2019 and December 31, 2018.

Loan Aging Analysis by Class
(in thousands)	Commercial and industrial	Commercial real estate, owner-occupied	Commercial real estate, investor	Construction	Home equity	Other residential	Installment and other consumer	Total
June 30, 2019
30-59 days past due	$—	$—	$—	$—	$272	$—	$144	$416
60-89 days past due	—	—	—	—	—	—	20	20
90 days or more past due	—	—	—	—	84	—	—	84
Total past due	—	—	—	—	356	—	164	520
Current	234,832	306,327	878,969	63,563	125,612	124,120	30,936	1,764,359
Total loans [2]	$234,832	$306,327	$878,969	$63,563	$125,968	$124,120	$31,100	$1,764,879
Non-accrual loans [1]	$354	$—	$—	$—	$157	$—	$63	$574
December 31, 2018
30-59 days past due	$5	$—	$1,004	$—	$—	$—	$112	$1,121
60-89 days past due	—	—	—	—	—	—	—	—
90 days or more past due	—	—	—	—	—	—	—	—
Total past due	5	—	1,004	—	—	—	112	1,121
Current	230,734	313,277	872,406	76,423	124,696	117,847	27,360	1,762,743
Total loans [2]	$230,739	$313,277	$873,410	$76,423	$124,696	$117,847	$27,472	$1,763,864
Non-accrual loans [1]	$319	$—	$—	$—	$313	$—	$65	$697

1 Includes no purchased credit impaired ("PCI") loans at June 30, 2019 and December 31, 2018. Amounts exclude accreting PCI loans with carrying values totaling $2.1 million at June 30, 2019 and December 31, 2018, as we have a reasonable expectation about future cash flows to be collected and we continue to recognize accretable yield on these loans in interest income. There were no accruing loans past due more than ninety days at June 30, 2019 or December 31, 2018.
2 Amounts include net deferred loan origination costs of $781 thousand and $635 thousand at June 30, 2019 and December 31, 2018, respectively. Amounts are also net of unaccreted purchase discounts on non-PCI loans of $669 thousand and $708 thousand at June 30, 2019 and December 31, 2018, respectively.

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

Page-16

such as accounts receivable and inventory, and typically include personal guarantees. We target stable businesses with guarantors who provide additional sources of repayment and have proven to be resilient in periods of economic stress.

Commercial real estate loans are subject to underwriting standards and processes similar to commercial loans discussed above. We underwrite these loans to be repaid from cash flow and to be supported by real property collateral. Underwriting standards for commercial real estate loans include, but are not limited to, debt coverage and loan-to-value ratios. Furthermore, a large majority of our loans are guaranteed by the owners of the properties. Conditions in the real estate markets or in the general economy may adversely affect our commercial real estate loans. In the event of a vacancy, we expect guarantors to carry the loans until they find a replacement tenant.  The owner's substantial equity investment provides a strong economic incentive to continue to support the commercial real estate projects. As such, we have generally experienced a relatively low level of loss and delinquencies in this portfolio.

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

The following table represents an analysis of the carrying amount in loans, net of deferred fees and costs and purchase premiums or discounts, by internally assigned risk grades, including PCI loans, at June 30, 2019 and December 31, 2018.

Credit Risk Profile by Internally Assigned Risk Grade
(in thousands)	Commercial and industrial	Commercial real estate, owner-occupied	Commercial real estate, investor	Construction	Home equity	Other residential	Installment and other consumer	Purchased credit-impaired	Total
June 30, 2019
Pass	$208,201	$285,221	$875,504	$63,563	$123,440	$124,120	$30,947	$2,081	$1,713,077
Special Mention	25,926	10,861	2,643	—	2,121	—	—	—	41,551
Substandard	688	9,080	—	—	330	—	153	—	10,251
Total loans	$234,815	$305,162	$878,147	$63,563	$125,891	$124,120	$31,100	$2,081	$1,764,879
December 31, 2018
Pass	$219,625	$299,998	$870,443	$73,735	$122,844	$117,847	$27,312	$2,112	$1,733,916
Special Mention	9,957	4,106	2,156	—	1,121	—	—	—	17,340
Substandard	1,126	7,986	—	2,688	648	—	160	—	12,608
Total loans	$230,708	$312,090	$872,599	$76,423	$124,613	$117,847	$27,472	$2,112	$1,763,864

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

The same Management level that approved the loan classification upgrade must approve the removal of TDR status. There was one commercial loan with a recorded investment of $3 thousand and one TIC loan with a recorded investment of $150 thousand removed from TDR designation during the six months ended June 30, 2019 and 2018, respectively, after meeting all of the conditions above.

The following table summarizes the carrying amount of TDR loans by loan class as of June 30, 2019 and December 31, 2018.

Page-18

(in thousands)
Recorded Investment in Troubled Debt Restructurings [1]	June 30, 2019	December 31, 2018
Commercial and industrial	$1,433	$1,506
Commercial real estate, owner-occupied	7,000	6,993
Commercial real estate, investor	1,796	1,821
Construction	488	2,688
Home equity	251	251
Other residential	457	462
Installment and other consumer	665	685
Total	$12,090	$14,406
1There were no acquired TDR loans as of June 30, 2019 or December 31, 2018. TDR loans on non-accrual status totaled $361 thousand and $65 thousand at June 30, 2019 and December 31, 2018, respectively.

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

(dollars in thousands)	Number of Contracts Modified	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment at Period End
TDRs during the three months ended June 30, 2019:
Commercial and industrial	1	$298	$298	$298
TDRs during the three months ended June 30, 2018:
Commercial and industrial	2	$254	$245	$235

TDRs during the six months ended June 30, 2019:
Commercial and industrial	1	$298	$298	$298
TDRs during the six months ended June 30, 2018:
Commercial and industrial	2	$254	$245	$235

The loan modified during the first six months of 2019 reflected a maturity extension and interest rate concession. The two loans modified during the first six months of 2018 were to the same borrower and included maturity extensions and other changes in loan terms. During the first six months of 2019 and 2018, there were no defaults on loans that had been modified in a TDR within the prior twelve-month period. We report defaulted TDRs based on a payment default definition of more than ninety days past due.

Impaired Loans

The following tables summarize information by class on impaired loans and their related allowances. Total impaired loans include non-accrual loans, accruing TDR loans and accreting PCI loans that have experienced post-acquisition declines in cash flows expected to be collected.

Page-19

(in thousands)	Commercial and industrial	Commercial real estate, owner-occupied	Commercial real estate, investor	Construction	Home equity	Other residential	Installment and other consumer	Total
June 30, 2019
Recorded investment in impaired loans:
With no specific allowance recorded	$320	$—	$—	$488	$157	$457	$105	$1,527
With a specific allowance recorded	1,169	7,000	1,796	—	251	—	560	10,776
Total recorded investment in impaired loans	$1,489	$7,000	$1,796	$488	$408	$457	$665	$12,303
Unpaid principal balance of impaired loans	$1,472	$6,993	$1,789	$486	$407	$456	$664	$12,267
Specific allowance	342	123	42	—	5	—	64	576
Average recorded investment in impaired loans during the quarter ended June 30, 2019	1,498	7,000	1,804	1,590	503	458	670	13,523
Interest income recognized on impaired loans during the quarter ended June 30, 2019[1]	19	66	20	13	29	5	6	158
Average recorded investment in impaired loans during the six months ended June 30, 2019	1,607	6,998	1,809	1,956	523	460	675	14,028
Interest income recognized on impaired loans during the six months ended June 30, 2019[1]	41	132	39	56	33	9	13	323
Average recorded investment in impaired loans during the quarter ended June 30, 2018	2,092	7,005	1,849	2,833	736	990	708	16,213
Interest income recognized on impaired loans during the quarter ended June 30, 2018[1]	28	66	20	37	5	13	8	177
Average recorded investment in impaired loans during the six months ended June 30, 2018	2,104	7,003	1,956	2,878	742	1,043	712	16,438
Interest income recognized on impaired loans during the six months ended June 30, 2018[1]	183	132	42	75	10	26	15	483
1 Interest income recognized on a cash basis during the three and six months ended June 30, 2019 totaled $24 thousand related to the pay-off of a non-accrual home equity loan. No interest income on impaired loans was recognized on a cash basis during the three months ended June 30, 2018. Interest income recognized on a cash basis totaled $128 thousand during the six months ended June 30, 2018 related to the pay-off of two non-accrual commercial PCI loans.

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

Management monitors delinquent loans continuously and identifies problem loans, generally loans graded Substandard or worse, loans on non-accrual status and loans modified in a TDR, to be evaluated individually for impairment testing. Generally, the recorded investment in impaired loans is net of any charge-offs from estimated losses related to specifically-identified impaired loans when they are deemed uncollectible. There were no charged-off amounts on impaired loans at June 30, 2019 or December 31, 2018. In addition, the recorded investment in impaired loans is net of purchase discounts or premiums on acquired loans and deferred fees and costs. At June 30, 2019 and December 31, 2018, unused commitments to extend credit on impaired loans, including performing loans to borrowers whose terms have been modified in TDRs, totaled $599 thousand and $1.1 million, respectively.

The following tables disclose activity in the allowance for loan losses ("ALLL") and the recorded investment in loans by class, as well as the related ALLL disaggregated by impairment evaluation method.

Page-20

Allowance for Loan Losses Rollforward for the Period
(in thousands)	Commercial and industrial	Commercial real estate, owner-occupied	Commercial real estate, investor	Construction	Home equity	Other residential	Installment and other consumer	Unallocated	Total
Three months ended June 30, 2019
Beginning balance	$2,612	$2,358	$7,766	$704	$923	$800	$340	$314	$15,817
Provision (reversal)	(250)	(37)	(57)	(85)	(16)	49	(17)	413	—
Charge-offs	—	—	—	—	—	—	—	—	—
Recoveries	6	—	12	—	—	—	—	—	18
Ending balance	$2,368	$2,321	$7,721	$619	$907	$849	$323	$727	$15,835
Three months ended June 30, 2018
Beginning balance	$3,693	$2,080	$6,455	$697	$979	$543	$351	$973	$15,771
Provision (reversal)	(1,098)	259	935	(189)	(27)	203	(66)	(17)	—
Charge-offs	(3)	—	—	—	—	—	(2)	—	(5)
Recoveries	5	—	—	—	—	—	42	—	47
Ending balance	$2,597	$2,339	$7,390	$508	$952	$746	$325	$956	$15,813

Allowance for Loan Losses Rollforward for the Period
(in thousands)	Commercial and industrial	Commercial real estate, owner-occupied	Commercial real estate, investor	Construction	Home equity	Other residential	Installment and other consumer	Unallocated	Total
Six months ended June 30, 2019
Allowance for loan losses:
Beginning balance	$2,436	$2,407	$7,703	$756	$915	$800	$310	$494	$15,821
Provision (reversal)	(70)	(86)	6	(137)	(8)	49	13	233	—
Charge-offs	(9)	—	—	—	—	—	—	—	(9)
Recoveries	11	—	12	—	—	—	—	—	23
Ending balance	$2,368	$2,321	$7,721	$619	$907	$849	$323	$727	$15,835
Six months ended June 30, 2018
Allowance for loan losses:
Beginning balance	$3,654	$2,294	$6,475	$681	$1,031	$536	$378	$718	$15,767
Provision (reversal)	(1,063)	45	915	(173)	(79)	210	(93)	238	—
Charge-offs	(3)	—	—	—	—	—	(2)	—	(5)
Recoveries	9	—	—	—	—	—	42	—	51
Ending balance	$2,597	$2,339	$7,390	$508	$952	$746	$325	$956	$15,813

Allowance for Loan Losses and Recorded Investment in Loans
(dollars in thousands)	Commercial and industrial	Commercial real estate, owner-occupied	Commercial real estate, investor	Construction	Home equity	Other residential	Installment and other consumer	Unallocated	Total
June 30, 2019
Ending ALLL related to loans collectively evaluated for impairment	$2,026	$2,198	$7,679	$619	$902	$849	$259	$727	$15,259
Ending ALLL related to loans individually evaluated for impairment	342	123	42	—	5	—	64	—	576
Ending ALLL related to PCI loans	—	—	—	—	—	—	—	—	—
Ending balance	$2,368	$2,321	$7,721	$619	$907	$849	$323	$727	$15,835
Recorded Investment:
Collectively evaluated for impairment	$233,326	$298,162	$876,351	$63,075	$125,483	$123,663	$30,435	$—	$1,750,495
Individually evaluated for impairment	1,489	7,000	1,796	488	408	457	665	—	12,303
PCI loans	17	1,165	822	—	77	—	—	—	2,081
Total	$234,832	$306,327	$878,969	$63,563	$125,968	$124,120	$31,100	$—	$1,764,879
Ratio of allowance for loan losses to total loans	1.01%	0.76%	0.88%	0.97%	0.72%	0.68%	1.04%	NM	0.90%
Allowance for loan losses to non-accrual loans	669%	NM	NM	NM	578%	NM	513%	NM	2,759%

NM - Not Meaningful

Page-21

Allowance for Loan Losses and Recorded Investment in Loans
(dollars in thousands)	Commercial and industrial	Commercial real estate, owner-occupied	Commercial real estate, investor	Construction	Home equity	Other residential	Installment and other consumer	Unallocated	Total
December 31, 2018
Ending ALLL related to loans collectively evaluated for impairment	$1,970	$2,218	$7,658	$756	$910	$800	$237	$494	$15,043
Ending ALLL related to loans individually evaluated for impairment	466	189	45	—	5	—	73	—	778
Ending ALLL related to purchased credit-impaired loans	—	—	—	—	—	—	—	—	—
Ending balance	$2,436	$2,407	$7,703	$756	$915	$800	$310	$494	$15,821
Recorded Investment:
Collectively evaluated for impairment	$228,883	$305,097	$870,778	$73,735	$124,049	$117,385	$26,787	$—	$1,746,714
Individually evaluated for impairment	1,825	6,993	1,821	2,688	564	462	685	—	15,038
Purchased credit-impaired	31	1,187	811	—	83	—	—	—	2,112
Total	$230,739	$313,277	$873,410	$76,423	$124,696	$117,847	$27,472	$—	$1,763,864
Ratio of allowance for loan losses to total loans	1.06%	0.77%	0.88%	0.99%	0.73%	0.68%	1.13%	NM	0.90%
Allowance for loan losses to non-accrual loans	764%	NM	NM	NM	292%	NM	NM	NM	2,270%

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

The following table reflects the unpaid principal balance and related carrying value of PCI loans.

PCI Loans	June 30, 2019		December 31, 2018
(in thousands)	Unpaid Principal Balance	Carrying Value	Unpaid Principal Balance	Carrying Value
Commercial and industrial	$64	$17	$89	$31
Commercial real estate, owner occupied	1,221	1,165	1,247	1,187
Commercial real estate, investor	1,017	822	1,033	811
Home equity	200	77	210	83
Total purchased credit-impaired loans	$2,502	$2,081	$2,579	$2,112

The activities in the accretable yield, or income expected to be earned over the remaining lives of the PCI loans were as follows:

Accretable Yield	Three months ended		Six months ended
(in thousands)	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Balance at beginning of period	$875	$1,142	$934	$1,254
Accretion	(56)	(83)	(115)	(195)
Balance at end of period	$819	$1,059	$819	$1,059

Pledged Loans

Our FHLB line of credit is secured under terms of a blanket collateral agreement by a pledge of certain qualifying loans with unpaid principal balances of $1,083.5 million and $1,027.4 million at June 30, 2019 and December 31, 2018, respectively. In addition, we pledge eligible TIC loans, which totaled $102.9 million and $94.5 million at June 30, 2019

Page-22

and December 31, 2018, respectively, to secure our borrowing capacity with the Federal Reserve Bank ("FRB"). Also, see Note 6, Borrowings.

Related Party Loans

The Bank has, and expects to have in the future, banking transactions in the ordinary course of its business with directors, officers, principal shareholders and their businesses or associates. These transactions, including loans, are granted on substantially the same terms, including interest rates and collateral on loans, as those prevailing at the same time for comparable transactions with persons not related to us. Likewise, these transactions do not involve more than the normal risk of collectability or present other unfavorable features. Related party loans totaled $9.7 million at June 30, 2019, compared to $10.6 million at December 31, 2018. In addition, undisbursed commitments to related parties totaled $9.1 million at June 30, 2019 and December 31, 2018.

Note 6: Borrowings and Other Obligations

Federal Funds Purchased – The Bank had unsecured lines of credit with correspondent banks for overnight borrowings totaling $92.0 million at June 30, 2019 and December 31, 2018.  In general, interest rates on these lines approximate the federal funds target rate. We had no overnight borrowings under these credit facilities at June 30, 2019 or December 31, 2018.

Federal Home Loan Bank Borrowings – As of June 30, 2019 and December 31, 2018, the Bank had lines of credit with the FHLB totaling $633.5 million and $629.4 million, respectively, based on eligible collateral of certain loans. There were no FHLB overnight borrowings at June 30, 2019. There were $7.0 million FHLB overnight borrowings at an overnight rate of 2.56% on December 31, 2018.

Federal Reserve Line of Credit – The Bank has a line of credit with the FRBSF secured by certain residential loans.  At June 30, 2019 and December 31, 2018, the Bank had borrowing capacity under this line totaling $75.8 million and $69.7 million, respectively, and had no outstanding borrowings with the FRBSF.

Subordinated Debentures – As part of an acquisition, Bancorp assumed subordinated debentures due to NorCal Community Bancorp Trusts I and II, established for the sole purpose of issuing trust preferred securities. The trust preferred securities were sold and issued in private transactions pursuant to an exemption from registration under the Securities Act of 1933, as amended. On October 7, 2018, Bancorp redeemed in full the subordinated debentures due to NorCal Community Bancorp Trust I, resulting in $916 thousand accelerated accretion. The Trust II subordinated debentures were recorded at fair value totaling $2.14 million at acquisition date with a contractual balance of $4.12 million. The difference between the contractual balance and the fair value at acquisition date is accreted into interest expense over the life of the debentures. Accretion on the subordinated debentures totaled $34 thousand (Trust II) and $63 thousand (Trusts I and II) for the six months ended June 30, 2019 and 2018, respectively. Bancorp has the option to defer payment of the interest on the subordinated debentures for a period of up to five years, as long as there is no event of default. In the event of interest deferral, dividends to Bancorp common stockholders are prohibited. Bancorp has guaranteed, on a subordinated basis, distributions and other payments due on trust preferred securities totaling $4.0 million issued by Trust II, which have identical maturity, repricing and payment terms as the subordinated debentures. Subordinated debentures due to NorCal Community Bancorp Trust II on March 15, 2036 with interest payable quarterly, (repricing quarterly, based on 3-month LIBOR plus 1.40%, or 3.81% as of June 30, 2019), are redeemable in whole or in part on any interest payment date.

Other Obligations – The Bank leases certain equipment under finances leases, which are included in borrowings and other obligations in the consolidated statement of conditions. See Note 8, Commitment and Contingencies, for additional information.

Note 7:  Stockholders' Equity

Dividends and Stock Split

On July 19, 2019, the Bancorp declared a $0.21 per share cash dividend, payable on August 9, 2019 to shareholders of record at the close of business on August 2, 2019. All share and per share data have been adjusted to reflect the two-for-one stock split effective November 27, 2018.

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

Stock options and restricted stock may be net settled in a cashless exercise by a reduction in the number of shares otherwise deliverable upon exercise or vesting in satisfaction of the exercise payment and/or applicable tax withholding requirements. During the six months ended June 30, 2019, we withheld 6,937 shares totaling $290 thousand at a weighted-average price of $41.78 for cashless exercises. During the six months ended June 30, 2018, we withheld 39,726 shares totaling $1.4 million at a weighted-average price of $35.17 for cashless exercises. Shares withheld under net settlement arrangements are available for future grants.

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

Share Repurchase Program

On April 23, 2018, Bancorp announced that its Board of Directors approved a Share Repurchase Program under which Bancorp may repurchase up to $25.0 million of its outstanding common stock through May 1, 2019. Bancorp's Board of Directors subsequently extended the Share Repurchase Program through February 28, 2020.

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

During the six months ended June 30, 2019, Bancorp repurchased 248,524 shares totaling $10.4 million for a cumulative 419,741 shares totaling $17.5 million repurchased from May 1, 2018 through June 30, 2019.

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

The contractual amount of undrawn loan commitments and standby letters of credit not reflected in the consolidated statements of condition are as follows:

(in thousands)	June 30, 2019	December 31, 2018
Commercial lines of credit	$234,953	$238,361
Revolving home equity lines	187,244	189,971
Undisbursed construction loans	49,037	46,229
Personal and other lines of credit	9,779	14,109
Standby letters of credit	2,014	2,636
Total commitments and standby letters of credit	$483,027	$491,306

We record an allowance for losses on these off-balance sheet commitments based on an estimate of probabilities of the utilization of these commitments according to our historical experience on different types of commitments and expected loss. The allowance for losses on off-balance sheet commitments totaled $1.1 million and $958 thousand as of June 30, 2019 and December 31, 2018, respectively, which is recorded in interest payable and other liabilities in the consolidated statements of condition.

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

The following table shows the balances of operating and finance lease right-of-use assets and lease liabilities as of June 30, 2019.

Page-25

(in thousands)	June 30, 2019
Operating leases:
Operating lease right-of-use assets	$12,515
Operating lease liabilities	$14,332
Finance leases:
Finance lease right-of-use assets	$380
Accumulated amortization	(85)
Finance lease right-of-use assets, net[1]	$295
Finance lease liabilities[2]	$297
[1] Included in premises and equipment in the consolidated statements of condition.
[2] Included in borrowings and other obligations in the consolidated statements of condition.

The following table shows supplemental disclosures of noncash investing and financing activities for the period presented. There were no lease-related noncash investing and financing activities for the six months ended June 30, 2018.

Six months ended
(in thousands)	June 30, 2019
Right-of-use assets obtained in exchange for operating lease liabilities	$1,286
Right-of-use assets obtained in exchange for finance lease liabilities	$31
Reclassification of deferred rent and unamortized lease incentives from other liabilities to operating lease right-of-use assets	$1,967

The following table shows components of operating and finance lease cost.

	Three months ended	Six months ended
(in thousands)	June 30, 2019	June 30, 2019
Operating lease cost[1]	$1,067	$2,071

Finance lease cost:
Amortization of right-of-use assets[2]	$43	$85
Interest on finance lease liabilities[3]	2	5
Total finance lease cost	$45	$90
Total lease cost	$1,112	$2,161
[1] Included in occupancy and equipment expense in the consolidated statements of comprehensive income.
[2] Included in depreciation and amortization in the consolidated statements of comprehensive income.
[3] Included in interest on borrowings and other obligations in the consolidated statements of comprehensive income.

Operating lease rent expense totaled $1.2 million and $2.3 million, respectively, for the three and six months ended June 30, 2018.

The following table shows the future minimum lease payments, weighted average remaining lease terms, and weighted average discount rates under operating and finance lease arrangements as of June 30, 2019. Total minimum lease payments do not include obligations of approximately $398 thousand for an operating lease that has not commenced. The discount rates used to calculate the present value of lease liabilities were based on the collateralized FHLB borrowing rates that were commensurate with lease terms and minimum payments on the later of the date we adopted the new lease accounting standards or lease commencement date.

Page-26

(in thousands)	June 30, 2019
Year	Operating Leases	Finance Leases
2019	$2,277	$89
2020	4,424	170
2021	2,746	37
2022	1,890	8
2023	1,400	1
Thereafter	2,716	—
Total minimum lease payments	15,453	305
Amounts representing interest (present value discount)	(1,121)	(8)
Present value of net minimum lease payments	$14,332	$297

Weighted average remaining term (in years)	5.1	1.8
Weighted average discount rate	2.81%	2.88%

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

In 2012, Visa had reached a $4.0 billion interchange multidistrict litigation class settlement agreement with plaintiffs representing a class of U.S. retailers. On September 17, 2018, Visa signed an amended settlement agreement with the putative class action plaintiffs of the U.S. interchange multidistrict litigation that superseded the 2012 settlement agreement. Visa's share of the settlement amount under the amended class settlement agreement increased to $4.1 billion. On January 24, 2019, the district court granted preliminary approval of the amended class settlement agreement, which was moved for final approval on June 7, 2019. Certain merchants chose to opt out of the class settlement agreement and a final settlement approval hearing is scheduled for November 7, 2019. The escrow balance as of June 30, 2019 of $902 million, combined with funds previously deposited with the court, are expected to cover the settlement payment obligations.

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

Page-27

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

As of June 30, 2019, we had five interest rate swap agreements, which are scheduled to mature in June 2031, October 2031, July 2032, August 2037 and October 2037. All are accounted for as fair value hedges. The notional amounts of the interest rate contracts are equal to the notional amounts of the hedged loans. Our interest rate swap payments are settled monthly with counterparties. Accrued interest on the swaps totaled $3 thousand at both June 30, 2019 and December 31, 2018. Information on our interest rate swaps is shown in the derivative tables below:

	Asset Derivatives		Liability Derivatives
(in thousands)	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018
Fair value hedges:
Interest rate contracts notional amount	$—	$8,895	$17,437	$9,016
Interest rate contracts fair value[1]	$—	$161	$1,118	$375
1 See Note 3, Fair Value of Assets and Liabilities, for valuation methodology.

The following table presents the carrying amount and associated cumulative basis adjustment related to the application of fair value hedge accounting that is included in the carrying amount of hedged assets as of June 30, 2019 and December 31, 2018:

	Carrying Amounts of Hedged Assets		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Loans
(in thousands)	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018
Loans	$18,378	$17,917	$941	$6

The following table presents the net gains (losses) recognized in interest income on loans on the consolidated statements of comprehensive income related to our derivatives designated as fair value hedges:

	Three months ended		Six months ended
(in thousands)	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Interest and fees on loans [1]	$20,988	$19,624	$41,683	$38,511
(Decrease) increase in value of designated interest rate swaps due to LIBOR interest rate movements	$(547)	$187	$(904)	$716
Payment on interest rate swaps	(14)	(40)	(26)	(95)
Increase (decrease) in value of hedged loans	573	(116)	935	(693)
Decrease in value of yield maintenance agreement	(3)	(3)	(7)	(7)
Net gains (losses) on fair value hedging relationships recognized in interest income	$9	$28	$(2)	$(79)

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

Information on financial instruments that are eligible for offset in the consolidated statements of condition follows:

Page-28

Offsetting of Financial Assets and Derivative Assets
		Gross Amounts	Net Amounts of	Gross Amounts Not Offset in
	Gross Amounts	Offset in the	Assets Presented	the Statements of Condition
	of Recognized	Statements of	in the Statements	Financial	Cash Collateral
(in thousands)	Assets[1]	Condition	of Condition[1]	Instruments	Received	Net Amount
June 30, 2019
Derivatives by Counterparty:
Counterparty A	$—	$—	$—	$—	$—	$—
Total	$—	$—	$—	$—	$—	$—
December 31, 2018
Derivatives by Counterparty:
Counterparty A	$161	$—	$161	$(161)	$—	$—
Total	$161	$—	$161	$(161)	$—	$—
1 Amounts exclude accrued interest totaling less than $1 thousand at both June 30, 2019 and December 31, 2018.

Offsetting of Financial Liabilities and Derivative Liabilities
		Gross Amounts	Net Amounts of	Gross Amounts Not Offset in
	Gross Amounts	Offset in the	Liabilities Presented	the Statements of Condition
	of Recognized	Statements of	in the Statements	Financial	Cash Collateral
(in thousands)	Liabilities[2]	Condition	of Condition[2]	Instruments	Pledged	Net Amount
June 30, 2019
Derivatives by Counterparty:
Counterparty A	$1,118	$—	$1,118	$—	$(990)	$128
Total	$1,118	$—	$1,118	$—	$(990)	$128
December 31, 2018
Derivatives by Counterparty:
Counterparty A	$375	$—	$375	$(161)	$—	$214
Total	$375	$—	$375	$(161)	$—	$214

2 Amounts exclude accrued interest totaling $3 thousand at both June 30, 2019 and December 31, 2018.

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

Page-29

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

Page-30

Executive Summary

Earnings in the second quarter of 2019 totaled $8.2 million, compared to $7.9 million in the second quarter of 2018. Diluted earnings per share were $0.60 in the second quarter of 2019, compared to $0.56 (adjusted for stock split) in the same quarter a year ago. Earnings for the first six months of 2019 totaled $15.7 million compared to $14.3 million in the same period last year. Diluted earnings per share were $1.13 and $1.02 (adjusted for stock-split) in the first six months of 2019 and 2018, respectively.

The following are highlights of our operating and financial performance for the periods presented:

•
Loans totaled $1,764.9 million at June 30, 2019, compared to $1,763.9 million at December 31, 2018. New loan originations of $76.1 million in the first half of 2019 was partially offset by payoffs of $69.3 million, and combined with changes in lines of credit utilization and amortization on existing loans, resulted in the net increase of $1.0 million.

•
Strong credit quality remains a cornerstone of the Bank's consistent performance. Non-accrual loans totaled $574 thousand, or 0.03% of the loan portfolio at June 30, 2019, compared to $697 thousand, or 0.04% at December 31, 2018. Classified loans totaled $10.3 million at June 30, 2019, compared to $12.6 million at December 31, 2018. Accruing loans past due 30 to 89 days totaled $343 thousand at June 30, 2019, compared to $1.1 million at December 31, 2018. There was no provision for loan losses recorded in the first six months of 2019 and 2018.

•
Total deposits decreased $72.8 million in the first half of 2019 to $2,102.0 million at June 30, 2019. The decrease was primarily due to normal cash fluctuations in some of our large business accounts and a $16.1 million increase in one-way deposit sales to third party deposit networks. Non-interest bearing deposits decreased $9.4 million from December 31, 2018 and represented 50% of total deposits at June 30, 2019. The annualized cost of total deposits for the first six months of 2019 was 0.19%.

•	All capital ratios were above regulatory requirements. The total risk-based capital ratio for Bancorp was 15.2% at June 30, 2019, compared to 14.9% at December 31, 2018.

•
Return on assets was 1.32% for the quarter ended June 30, 2019, compared to 1.28% for the quarter ended June 30, 2018. Return on assets was 1.26% for the six months ended June 30, 2019, compared to 1.17% for the six months ended June 30, 2018. Return on equity was 10.26% for the quarter ended June 30, 2019, compared to 10.54% for the quarter ended June 30, 2018. Return on equity was 9.90% for the six months ended June 30, 2019, compared to 9.63% for the six months ended June 30, 2018.

•
The Board of Directors declared a cash dividend of $0.21 per share on July 19, 2019. This represents the 57th consecutive quarterly dividend paid by Bank of Marin Bancorp, a 35% payout ratio and 10% increase over the prior quarter dividend. The dividend is payable on August 9, 2019, to shareholders of record at the close of business on August 2, 2019.

•
Based on the size of the market and reduced branch foot traffic driven by digital banking offerings, we have decided to close the Petaluma Downtown Branch on August 9, 2019.  We will focus our resources on growing our two remaining branches in Petaluma, where most Downtown customers have already moved their business. Our commitment to the Petaluma community remains strong, and employees have accepted positions in other Bank of Marin branches.

•
On June 17, 2019, we upgraded to a new digital banking platform that offers our customers enhanced features and additional functionality for an improved online and mobile banking experience. The conversion is substantially complete, and the implementation and operations teams are working closely with our customers to make their transition to the new platform as smooth as possible.

Looking forward into 2019, we believe that our core values - relationship banking, disciplined fundamentals and commitment to the communities that we serve - will continue to drive the success of the Bank.  By building strong relationships in vibrant markets, we are able to grow our loan portfolio and deposit franchise organically. Disciplined fundamentals ensure that our credit quality remains high, our deposit base is reasonably priced, and our operations are highly efficient, all of which contribute to profitability.

Our strong liquidity and capital support our organic growth as well as possible acquisitions. This gives us a great deal of flexibility as we seek opportunities that add value to the Bank.

Page-31

RESULTS OF OPERATIONS

Highlights of the financial results are presented in the following tables:

(dollars in thousands)	June 30, 2019	December 31, 2018
Selected financial condition data:
Total assets	$2,463,987	$2,520,892
Loans, net	1,749,044	1,748,043
Deposits	2,102,040	2,174,840
Borrowings and other obligations	2,971	9,640
Stockholders' equity	327,667	316,407
Asset quality ratios:
Allowance for loan losses to total loans	0.90%	0.90%
Allowance for loan losses to non-accrual loans	27.59x	22.71x
Non-accrual loans to total loans	0.03%	0.04%
Capital ratios:
Equity to total assets ratio	13.30%	12.55%
Tangible common equity to tangible assets[1]	12.04%	11.30%
Total capital (to risk-weighted assets)	15.23%	14.93%
Tier 1 capital (to risk-weighted assets)	14.39%	14.10%
Tier 1 capital (to average assets)	11.78%	11.54%
Common equity Tier 1 capital (to risk weighted assets)	14.26%	13.98%

	Three months ended		Six months ended
(dollars in thousands, except per share data)	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Selected operating data:
Net interest income	$23,789	$22,842	$47,635	$44,733
Non-interest income	2,274	2,238	4,045	4,480
Non-interest expense	14,916	14,509	30,444	30,590
Net income	8,235	7,891	15,714	14,280
Net income per common share: [4]
Basic	$0.60	$0.57	$1.15	$1.03
Diluted	$0.60	$0.56	$1.13	$1.02
Performance and other financial ratios:
Return on average assets	1.32%	1.28%	1.26%	1.17%
Return on average equity	10.26%	10.54%	9.90%	9.63%
Tax-equivalent net interest margin [2]	4.04%	3.92%	4.03%	3.89%
Efficiency ratio	57.23%	57.85%	58.91%	62.16%
Cash dividend payout ratio on common stock [3]	31.67%	27.19%	33.04%	29.13%
1 Tangible common equity to tangible assets is considered to be a meaningful non-GAAP financial measure of capital adequacy and is useful for investors to assess Bancorp's ability to absorb potential losses. Tangible common equity of $292 million and $281 million at June 30, 2019 and December 31, 2018, respectively, includes common stock, retained earnings and unrealized gains (losses) on available-for sale securities, net of tax, less goodwill and intangible assets. Tangible assets exclude goodwill and intangible assets of $35.3 million and $35.7 million at June 30, 2019 and December 31, 2018, respectively.
2 Tax-equivalent net interest margin is computed by dividing taxable equivalent net interest income, which is adjusted for taxable equivalent income on tax-exempt loans and securities based on Federal statutory rate of 21 percent, by total average interest-earning assets.
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

	Three months ended			Three months ended
	June 30, 2019			June 30, 2018
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Interest-bearing due from banks [1]	$30,928	$190	2.43%	$62,665	$285	1.80%
Investment securities [2,3]	567,813	3,844	2.71%	574,669	3,611	2.51%
Loans [1,3,4]	1,758,874	21,180	4.76%	1,700,057	19,852	4.62%
Total interest-earning assets [1]	2,357,615	25,214	4.23%	2,337,391	23,748	4.02%
Cash and non-interest-bearing due from banks	34,437			40,383
Bank premises and equipment, net	7,108			8,203
Interest receivable and other assets, net	107,089			87,183
Total assets	$2,506,249			$2,473,160
Liabilities and Stockholders' Equity
Interest-bearing transaction accounts	$124,620	$91	0.29%	$142,133	$48	0.14%
Savings accounts	174,102	17	0.04%	178,956	18	0.04%
Money market accounts	661,363	787	0.48%	612,612	236	0.15%
Time accounts including CDARS	115,272	175	0.61%	140,799	140	0.40%
Borrowings and other obligations [1]	3,608	24	2.59%	231	1	1.84%
Subordinated debentures [1]	2,664	58	8.69%	5,786	123	8.40%
Total interest-bearing liabilities	1,081,629	1,152	0.43%	1,080,517	566	0.21%
Demand accounts	1,073,909			1,072,976
Interest payable and other liabilities	28,621			19,443
Stockholders' equity	322,090			300,224
Total liabilities & stockholders' equity	$2,506,249			$2,473,160
Tax-equivalent net interest income/margin [1]		$24,062	4.04%		$23,182	3.92%
Reported net interest income/margin [1]		$23,789	3.99%		$22,842	3.87%
Tax-equivalent net interest rate spread			3.80%			3.81%

Page-33

	Six months ended			Six months ended
	June 30, 2019			June 30, 2018
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
(in thousands; unaudited)	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Interest-bearing due from banks [1]	$26,832	$329	2.44%	$83,641	$688	1.64%
Investment securities [2,3]	593,545	8,034	2.71%	553,723	6,887	2.49%
Loans [1,3,4]	1,757,602	42,067	4.76%	1,687,841	38,971	4.59%
Total interest-earning assets [1]	2,377,979	50,430	4.22%	2,325,205	46,546	3.98%
Cash and non-interest-bearing due from banks	32,702			43,084
Bank premises and equipment, net	7,308			8,351
Interest receivable and other assets, net	105,894			88,096
Total assets	$2,523,883			$2,464,736
Liabilities and Stockholders' Equity
Interest-bearing transaction accounts	$126,168	$168	0.27%	$155,180	$100	0.13%
Savings accounts	177,211	35	0.04%	179,601	36	0.04%
Money market accounts	667,218	1,551	0.47%	597,868	452	0.15%
Time accounts including CDARS	114,336	294	0.52%	147,633	296	0.40%
Borrowings and other obligations [1]	5,500	71	2.56%	116	1	1.84%
Subordinated debentures [1]	2,655	118	8.87%	5,770	237	8.16%
Total interest-bearing liabilities	1,093,088	2,237	0.41%	1,086,168	1,122	0.21%
Demand accounts	1,080,392			1,061,304
Interest payable and other liabilities	30,383			18,180
Stockholders' equity	320,020			299,084
Total liabilities & stockholders' equity	$2,523,883			$2,464,736
Tax-equivalent net interest income/margin [1]		$48,193	4.03%		$45,424	3.89%
Reported net interest income/margin [1]		$47,635	3.98%		$44,733	3.83%
Tax-equivalent net interest rate spread			3.81%			3.77%

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

Page-34

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

	Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018				Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018
(in thousands)	Volume	Yield/Rate	Mix	Total	Volume	Yield/Rate	Mix	Total
Interest-bearing due from banks	$(144)	$101	$(52)	$(95)	$(467)	$338	$(230)	$(359)
Investment securities [1]	(43)	279	(3)	233	495	608	44	1,147
Loans [1]	687	620	21	1,328	1,611	1,427	58	3,096
Total interest-earning assets	500	1,000	(34)	1,466	1,639	2,373	(128)	3,884
Interest-bearing transaction accounts	(6)	56	(7)	43	(19)	106	(19)	68
Savings accounts	(1)	—	—	(1)	—	(1)	—	(1)
Money market accounts	19	492	40	551	52	938	109	1,099
Time accounts, including CDARS	(25)	74	(14)	35	(67)	84	(19)	(2)
Borrowings and other obligations	14	—	9	23	47	—	23	70
Subordinated debentures	(66)	4	(3)	(65)	(128)	21	(12)	(119)
Total interest-bearing liabilities	(65)	626	25	586	(115)	1,148	82	1,115
Changes in tax-equivalent net interest income	$565	$374	$(59)	$880	$1,754	$1,225	$(210)	$2,769
[1] Yields and interest income on tax-exempt securities and loans are presented on a taxable-equivalent basis using the federal statutory rate of 21%.

Second Quarter of 2019 Compared to Second Quarter of 2018

Net interest income totaled $23.8 million in the second quarter of 2019, compared to $22.8 million in the same quarter a year ago. The $947 thousand increase was reflective of higher average loan balances and higher yields across asset categories, partially offset by higher rates on deposits.

The reported net interest margin was 3.99% in the second quarter of 2019 compared to 3.87% in the same quarter of the previous year.  The 12 basis points increase compared to the second quarter of 2018 was related to higher yields and a more favorable mix of earning assets, partially offset by an increase in rates on deposit accounts.

First Six Months of 2019 Compared to First Six Months of 2018

Net interest income totaled $47.6 million in the first six months of 2019 compared to $44.7 million in the same period a year ago. The $2.9 million increase was primarily related to higher yields across asset categories and higher average loan and investment securities balances, partially offset by higher rates on deposits.

The reported net interest margin was 3.98% in the first six months of 2019, compared to 3.83% in the same period of 2018.  The 15 basis points increase was related to higher yields and a more favorable mix of earning assets, partially offset by an increase in rates on deposit accounts.

Market Interest Rates

Market interest rates are, in part, influenced by the target federal funds interest rate (the interest rate banks charge each other for short-term borrowings) set by the Federal Reserve Open Market Committee ("FOMC"). During 2018, the FOMC made four 25-basis-point increases to a range of 2.25% to 2.50% as of December 2018, where it remained during the first half of 2019. While nine increases since 2015 positively impacted yields on our Prime-rate adjustable assets, the yield curve flattened with less movement in longer-term rates that influence pricing on longer-term, fixed-rate loans. In its July 2019 meeting, the FOMC decided to lower the federal funds rate by 0.25% to a range of 2.0% to 2.25% and stated that it will continue to monitor the economic outlook and will act as appropriate to sustain the

Page-35

expansion. In addition, the FOMC decided to end the reduction of its securities holdings as of August 1, 2019, two months earlier than previously indicated. Because the Bank is asset sensitive, falling interest rates could put pressure on net interest margin, and changes in the shape of the yield curve could either mitigate or exacerbate those effects. See ITEM 3. Quantitative and Qualitative Disclosure about Market Risk for further information.

Impact of Acquired Loans on Net Interest Margin

Early payoffs or prepayments of our acquired loans with significant unamortized purchase discount/premium could result in volatility in our net interest margin. As our acquired loans from prior acquisitions continue to pay off, we expect the accretion income from these loans to continue to decline. Accretion and gains on payoffs of purchased loans are recorded in interest income and the positive impact on our net interest margin for the second quarter and the first six months of 2019 and 2018 were as follows:

	Three months ended				Six months ended
	June 30, 2019		June 30, 2018		June 30, 2019		June 30, 2018
(dollars in thousands)	Dollar Amount	Basis point impact to net interest margin	Dollar Amount	Basis point impact to net interest margin	Dollar Amount	Basis point impact to net interest margin	Dollar Amount	Basis point impact to net interest margin
Accretion on PCI loans	$56	1 bps	$83	1 bps	$115	1 bps	$195	2 bps
Accretion on non-PCI loans	$(3)	0 bps	$133	2 bps	$39	0 bps	$233	2 bps
Gains on pay-offs of PCI loans	$—	0 bps	$1	0 bps	$—	0 bps	$129	1 bps

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

Impaired loan balances totaled $12.3 million at June 30, 2019 and $15.0 million at December 31, 2018, with specific valuation allowances of $576 thousand and $778 thousand for the same respective dates. Classified assets (loans with substandard or doubtful risk grades) decreased to $10.3 million at June 30, 2019, from $12.6 million at December 31, 2018. The $2.3 million decrease was primarily due to a substantial pay down on a substandard classified land development loan, which was upgraded to a Pass risk rating due to borrower’s improved financial condition and low loan-to-value ratio.  There were no loans with doubtful risk grades at June 30, 2019 or December 31, 2018.

There was no provision for loan losses recorded in the three and six months ended June 30, 2019 and 2018. Net recoveries in the second quarter of 2019 totaled $18 thousand compared to net recoveries of $42 thousand in the same quarter a year ago. Net recoveries totaled $14 thousand in the first half of 2019, compared to net recoveries of $46 thousand in the first half of 2018.

The ratio of loan loss reserves to total loans was 0.90% at June 30, 2019 and December 31, 2018. Non-accrual loans totaled $574 thousand, or 0.03% of total loans, at June 30, 2019, compared to $697 thousand, or 0.04%, at December 31, 2018.

For more information, refer to Note 5 to the Consolidated Financial Statements in this Form 10-Q.

Page-36

Non-interest Income

The following table details the components of non-interest income.

	Three months ended		Amount	Percent
(dollars in thousands)	June 30, 2019	June 30, 2018	Increase (Decrease)	Increase (Decrease)
Service charges on deposit accounts	$485	$455	$30	6.6%
Wealth Management and Trust Services	473	488	(15)	(3.1)%
Debit card interchange fees, net	414	360	54	15.0%
Merchant interchange fees, net	87	118	(31)	(26.3)%
Earnings on bank-owned life insurance, net	235	230	5	2.2%
Dividends on FHLB stock	193	192	1	0.5%
Gains on investment securities, net	61	11	50	454.5%
Other income	326	384	(58)	(15.1)%
Total non-interest income	$2,274	$2,238	$36	1.6%
	Six months ended		Amount	Percent
(dollars in thousands)	June 30, 2019	June 30, 2018	Increase (Decrease)	Increase (Decrease)
Service charges on deposit accounts	$964	932	$32	3.4%
Wealth Management and Trust Services	911	1,003	(92)	(9.2)%
Debit card interchange fees, net	794	756	38	5.0%
Merchant interchange fees, net	174	198	(24)	(12.1)%
Earnings on bank-owned life insurance, net	175	458	(283)	(61.8)%
Dividends on FHLB stock	389	388	1	0.3%
Gains on investment securities, net	55	11	44	400.0%
Other income	583	734	(151)	(20.6)%
Total non-interest income	$4,045	$4,480	$(435)	(9.7)%

Second Quarter of 2019 Compared to Second Quarter of 2018

Non-interest income increased by $36 thousand in the second quarter of 2019 to $2.3 million, compared to $2.2 million in the same quarter a year ago. The increase was primarily attributed to debit card interchange fees due to increased activity and gains on the sale of investment securities. The largest offset was in other income due to a decrease in deposit network income as a result of reduced deposits placed one-way into the network in 2019.

First Six Months of 2019 Compared to First Six Months of 2018

Non-interest income decreased by $435 thousand in the first six months of 2019 to $4.0 million, compared to $4.5 million in the same period a year ago. The decrease in earnings on bank-owned life insurance was primarily due to $283 thousand non-refundable underwriting costs associated with two new bank-owned life insurance policies purchased in the first quarter of 2019. The decrease in other income was primarily due to the decrease in deposit network income discussed above. The decrease in wealth management and trust services income was largely attributed to the exit of a high-risk, high balance trust client and multiple large estate asset distributions in mid-2018, partially offset by new clients in early 2019. The largest increase in non-interest income was attributed to gains on the sale of investment securities.

Page-37

Non-interest Expense

The following table details the components of non-interest expense.

	Three months ended		Amount	Percent
(dollars in thousands)	June 30, 2019	June 30, 2018	Increase (Decrease)	Increase (Decrease)
Salaries and related benefits	$8,868	$8,316	$552	6.6%
Occupancy and equipment	1,578	1,511	67	4.4%
Depreciation and amortization	572	546	26	4.8%
Federal Deposit Insurance Corporation insurance	174	191	(17)	(8.9)%
Data processing	1,004	1,023	(19)	(1.9)%
Professional services	535	810	(275)	(34.0)%
Directors' expense	187	183	4	2.2%
Information technology	284	264	20	7.6%
Core deposit intangible amortization	221	230	(9)	(3.9)%
Provision for losses on off-balance sheet commitments	—	—	—	—%
Other non-interest expense
Advertising	194	130	64	49.2%
Other expense	1,299	1,305	(6)	(0.5)%
Total other non-interest expense	1,493	1,435	58	4.0%
Total non-interest expense	$14,916	$14,509	$407	2.8%

	Six months ended		Amount	Percent
(dollars in thousands)	June 30, 2019	June 30, 2018	Increase (Decrease)	Increase (Decrease)
Salaries and related benefits	$18,014	$17,333	$681	3.9%
Occupancy and equipment	3,109	3,018	91	3.0%
Depreciation and amortization	1,128	1,093	35	3.2%
Federal Deposit Insurance Corporation insurance	353	382	(29)	(7.6)%
Data processing	2,019	2,404	(385)	(16.0)%
Professional services	1,121	2,109	(988)	(46.8)%
Directors' expense	366	357	9	2.5%
Information technology	543	533	10	1.9%
Core deposit intangible amortization	443	460	(17)	(3.7)%
Provision for losses on off-balance sheet commitments	129	—	129	100.0%
Other non-interest expense
Advertising	405	308	97	31.5%
Other expense	2,814	2,593	221	8.5%
Total other non-interest expense	3,219	2,901	318	11.0%
Total non-interest expense	$30,444	$30,590	$(146)	(0.5)%

Second Quarter of 2019 Compared to Second Quarter of 2018

Non-interest expense increased by $407 thousand to $14.9 million in the second quarter of 2019, compared to $14.5 million the same quarter a year ago. The increase was primarily due to higher salaries and related benefits due to additional full-time equivalent staff and merit increases. We also accrued estimated personnel severance expenses for the departed Chief Operating Officer in the second quarter of 2019. The increase was partially offset by lower professional services expenses, mostly attributed to core processing contract negotiations in 2018.

First Six Months of 2019 Compared to First Six Months of 2018

Non-interest expense decreased by $146 thousand to $30.4 million in the first half of 2019, compared to $30.6 million in the same period a year ago. The decrease was primarily attributed to $1.0 million more in professional service fees

Page-38

incurred for core processing contract negotiations in 2018 and $544 thousand more in termination and conversion fees related to Bank of Napa core processing system expenses in 2018. The decline was partially offset by higher salaries and related benefits due to additional full-time equivalent staff and merit increases and estimated accrued personnel severance. Additionally, the first half of 2019 included a $129 thousand provision for losses on off-balance sheet commitments.

As mentioned in the Executive Summary section above, we upgraded our digital banking platform in the second quarter. We are no longer running our existing and prior platforms in parallel and expect related expenses to decrease by approximately $295 thousand per quarter starting in the third quarter of 2019.  Data processing includes expenses for other projects and services that may also fluctuate as the Bank grows. The Petaluma Downtown Branch, closing on August 9, 2019, has had annual operating costs of approximately $550 thousand. The costs associated with existing employees will transfer to other branches as employees fill open positions.

Provision for Income Taxes

The provision for income taxes for the second quarter of 2019 totaled $2.9 million at an effective tax rate of 26.1%, compared to $2.7 million at an effective tax rate of 25.4% in the same quarter last year. The provision for income taxes for the first half of 2019 totaled $5.5 million at an effective tax rate of 26.0%, compared to $4.3 million at an effective tax rate of 23.3% for the first half of 2018. The increase in the provision for income taxes reflected the higher level of pre-tax income and lower tax-exempt interest income and earnings on BOLI. The increase in the effective tax rate in the first half of 2019 compared to the first half of 2018 was also due to a higher level of discrete tax benefits in 2018 from the exercise of stock options and vesting of restricted stock. These discrete tax benefits reduced the effective tax rate by approximately 0.7% in the first half of 2019 versus 2.3% in the same period a year ago. Discrete tax benefits were higher in the first half of 2018 due to higher nonqualified stock option exercise activity from the former employees of Bank of Napa post-acquisition. Income tax provisions reflect accruals for taxes at the applicable rates for federal income tax and California franchise tax based upon reported pre-tax income, and adjusted for the effects of all permanent differences between income for tax and financial reporting purposes (such as earnings on tax exempt loans and municipal securities, BOLI, and low-income housing tax credits) as well as transactions with discrete tax effects (such as the exercise of stock options, the disqualifying dispositions of incentive stock options and vesting of restricted stock awards).

We file a consolidated return in the U.S. Federal tax jurisdiction and a combined return in the State of California tax jurisdiction. There were no ongoing federal or state income tax examinations at the issuance of this report. At June 30, 2019, neither the Bank nor Bancorp had accruals for interest nor penalties related to unrecognized tax benefits.

FINANCIAL CONDITION SUMMARY

At June 30, 2019, assets totaled $2,464.0 million, a decrease of $56.9 million, from December 31, 2018, mainly reflecting deposit outflows.

Investment Securities

The investment securities portfolio totaled $527.0 million at June 30, 2019, a decrease of $92.7 million from December 31, 2018. The decrease reflects calls, paydowns, maturities and sales totaling $116.1 million, partially offset by purchases of $11.3 million in 2019. We sold $66 million in lower yielding, shorter term securities during the first half of 2019 to manage our interest rate spread and cash position.

The following table summarizes our investment in obligations of state and political subdivisions at June 30, 2019 and December 31, 2018.

Page-39

	June 30, 2019			December 31, 2018
(dollars in thousands)	Amortized Cost	Fair Value	% of Total State and Political Subdivisions	Amortized Cost	Fair Value	% of Total State and Political Subdivisions
Within California:
General obligation bonds	$11,451	$11,654	19.9%	$14,438	$14,418	16.0%
Revenue bonds	4,048	4,103	7.0	7,109	7,108	7.9
Tax allocation bonds	4,517	4,620	7.9	4,541	4,601	5.0
Total within California	20,016	20,377	34.8	26,088	26,127	28.9
Outside California:
General obligation bonds	32,313	32,966	56.2	56,186	55,199	62.3
Revenue bonds	5,163	5,194	9.0	7,883	7,850	8.8
Total outside California	37,476	38,160	65.2	64,069	63,049	71.1
Total obligations of state and political subdivisions	$57,492	$58,537	100.0%	$90,157	$89,176	100.0%

The portion of the portfolio outside the state of California is distributed among twenty states. Of the total investment in obligations of state and political subdivisions, the largest concentrations outside California are Texas (22.1%), Washington (8.1%), and Wisconsin (7.9%). Revenue bonds, both within and outside California, primarily consist of bonds relating to essential services (such as public improvements, transportation and utilities) and school district bonds.

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

Loans

Loans increased by $1.0 million and totaled $1,764.9 million at June 30, 2019. New loan originations of $76.1 million in the first six months of 2019 were distributed across Commercial Banking and Consumer Banking. Loan payoffs totaled $69.3 million in the first six months. The largest portion of payoffs in 2019 reflected the sale of assets underlying loans and the successful completion of construction projects.

Liabilities

During the first six months of 2019, total liabilities decreased by $68.2 million to $2,136.3 million. Deposits decreased $72.8 million in the first six months of 2019, primarily due to fluctuations from large commercial clients' operational cash flows. The largest decrease in deposit type was money market accounts of $32.2 million. Non-interest bearing deposits decreased $9.4 million in the first six months of 2019 to $1,056.7 million, and represented 50.3% of total deposits at June 30, 2019, compared to 49.0% at December 31, 2018. We repaid a $7.0 million overnight borrowing from FHLB at year end of 2018. Liabilities as of June 30, 2019 included operating lease liabilities totaling $14.3 million that were recorded in 2019 after the adoption of the new lease accounting standard, as discussed in Notes 2 and 8 to the consolidated financial statements.

Capital Adequacy

We are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements as set forth in the following tables can initiate certain mandatory and possibly

Page-40

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

Management reviews capital ratios on a regular basis to ensure that capital exceeds the prescribed regulatory minimums and is adequate to meet our anticipated future needs.  For all periods presented, the Bank’s ratios exceed the regulatory definition of “well capitalized” under the regulatory framework for prompt corrective action and Bancorp’s ratios exceed the required minimum ratios to be considered a well-capitalized bank holding company. In addition, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action as of March 31, 2019. There are no conditions or events since that notification that Management believes have changed the Bank’s categories and we expect the Bank to remain well capitalized for prompt corrective action purposes.

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

The Bancorp’s and Bank’s capital adequacy ratios as of June 30, 2019 and December 31, 2018 are presented in the following tables. Bancorp's Tier 1 capital includes the subordinated debentures, which are not included at the Bank level.

Capital Ratios for Bancorp (dollars in thousands)	Actual Ratio		Adequately Capitalized Threshold[1]			Ratio to be a Well Capitalized Bank Holding Company
June 30, 2019	Amount	Ratio	Amount		Ratio	Amount		Ratio
Total Capital (to risk-weighted assets)	$307,869	15.23%	≥ $	202,149	≥ 10.00%	≥ $	202,149	≥ 10.00%
Tier 1 Capital (to risk-weighted assets)	$290,948	14.39%	≥ $	161,719	≥ 8.00%	≥ $	161,719	≥ 8.00%
Tier 1 Capital (to average assets)	$290,948	11.78%	≥ $	123,511	≥ 5.00%	≥ $	123,511	≥ 5.00%
Common Equity Tier 1 (to risk-weighted assets)	$288,274	14.26%	≥ $	131,397	≥ 6.50%	≥ $	131,397	≥ 6.50%
December 31, 2018
Total Capital (to risk-weighted assets)	$305,224	14.93%	≥ $	201,943	≥ 9.875%	≥ $	204,499	≥ 10.00%
Tier 1 Capital (to risk-weighted assets)	$288,445	14.10%	≥ $	161,043	≥ 7.875%	≥ $	163,599	≥ 8.00%
Tier 1 Capital (to average assets)	$288,445	11.54%	≥ $	100,011	≥ 4.000%	≥ $	125,013	≥ 5.00%
Common Equity Tier 1 (to risk-weighted assets)	$285,805	13.98%	≥ $	130,368	≥ 6.375%	≥ $	132,925	≥ 6.50%
1 The adequately capitalized threshold includes the capital conservation buffer that was effective in 2018 and fully phased-in on January 1, 2019.

Page-41

Capital Ratios for the Bank (dollars in thousands)	Actual Ratio		Adequately Capitalized Threshold[1]			Ratio to be Well Capitalized under Prompt Corrective Action Provisions
June 30, 2019	Amount	Ratio	Amount		Ratio	Amount		Ratio
Total Capital (to risk-weighted assets)	$294,728	14.58%	≥ $	202,113	≥ 10.00%	≥ $	202,113	≥ 10.00%
Tier 1 Capital (to risk-weighted assets)	$277,806	13.75%	≥ $	161,690	≥ 8.00%	≥ $	161,690	≥ 8.00%
Tier 1 Capital (to average assets)	$277,806	11.25%	≥ $	123,498	≥ 5.00%	≥ $	123,498	≥ 5.00%
Common Equity Tier 1 (to risk-weighted assets)	$277,806	13.75%	≥ $	131,373	≥ 6.50%	≥ $	131,373	≥ 6.50%
December 31, 2018
Total Capital (to risk-weighted assets)	$285,969	13.98%	≥ $	201,297	≥ 9.875%	≥ $	204,483	≥ 10.00%
Tier 1 Capital (to risk-weighted assets)	$269,191	13.16%	≥ $	161,031	≥ 7.875%	≥ $	163,587	≥ 8.00%
Tier 1 Capital (to average assets)	$269,191	10.77%	≥ $	99,994	≥ 4.000%	≥ $	124,992	≥ 5.00%
Common Equity Tier 1 (to risk-weighted assets)	$269,191	13.16%	≥ $	130,358	≥ 6.375%	≥ $	132,914	≥ 6.50%
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

At June 30, 2019 our liquid assets, which included unencumbered available-for-sale securities and cash, totaled $377.1 million, a decrease of $56.1 million from December 31, 2018. Our cash and cash equivalents increased $24.5 million from December 31, 2018. Significant sources of liquidity during the first six months of 2019 included $116.1 million in paydowns, maturities and sales of investment securities, and $16.9 million net cash provided by operating activities. Significant uses of liquidity during the first six months of 2019 included a $72.8 million decrease in deposits, $11.3 million in investment securities purchased, $10.5 million in common stock repurchases, $7.0 million repayment of borrowing from FHLB, $5.2 million in cash dividends paid on common stock to our shareholders, and $1.9 million in purchases of bank-owned life insurance policies. Refer to the Consolidated Statement of Cash Flows in this Form 10-Q for additional information on our sources and uses of liquidity. Management anticipates that our current strong liquidity position and core deposit base will provide adequate liquidity to fund our operations.

Undrawn credit commitments, as discussed in Note 8 to the Consolidated Financial Statements in this Form 10-Q, totaled $483.0 million at June 30, 2019. These commitments, to the extent used, are expected to be funded primarily through the repayment of existing loans, deposit growth and liquid assets. Over the next twelve months, $66.1 million of time deposits will mature. We expect new deposits to replace these funds. Our emphasis on local deposits combined with our equity position, provides a very stable funding base.

Page-42

Since Bancorp is a holding company and does not conduct regular banking operations, its primary sources of liquidity are dividends from the Bank. Under the California Financial Code, payment of a dividend from the Bank to Bancorp without advance regulatory approval is restricted to the lesser of the Bank’s retained earnings or the amount of the Bank’s net profits from the previous three fiscal years less the amount of dividends paid during that period. The primary uses of funds for Bancorp are shareholder dividends and ordinary operating expenses.  Bancorp held $13.0 million of cash at June 30, 2019. Combined with a dividend distribution from the bank in July 2019 of $7.2 million, the cash level at Bancorp is deemed sufficient to cover Bancorp's operational needs, share repurchases, and cash dividends to shareholders through the next twelve months. Management anticipates that the Bank will continue to have sufficient earnings to provide dividends to Bancorp to meet its funding requirements going forward.

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

ALCO and the Board of Directors review our exposure to interest rate risk at least quarterly. We use simulation models to measure interest rate risk and to evaluate strategies to improve profitability. A simplified static statement of condition is prepared on a quarterly basis as a starting point, using instrument level data of our actual loans, investments, borrowings and deposits as inputs. If potential changes to net equity value and net interest income resulting from hypothetical interest rate changes are not within the limits established by the Board of Directors, Management may adjust the asset and liability mix to bring the risk position within approved limits or take other actions. At June 30, 2019, interest rate risk was within policy guidelines established by ALCO and the Board. One set of interest rates modeled and evaluated against flat interest rates is a series of immediate parallel shifts in the yield curve. These are provided in the following table as an example rather than an expectation of likely interest rate movements.

Immediate Changes in Interest Rates (in basis points)	Estimated Change in Net Interest Income in Year 1, as percent of Net Interest Income	Estimated Change in Net Interest Income in Year 2, as percent of Net Interest Income
up 400	(4.8)%	4.2%
up 300	(3.4)%	3.7%
up 200	(2.1)%	3.0%
up 100	(0.8)%	2.2%
down 100	(3.9)%	(7.7)%
down 200	(7.7)%	(16.4)%

Interest rate sensitivity is a function of the repricing characteristics of our assets and liabilities. The Bank runs a combination of scenarios and sensitivities in its attempt to capture the range of interest rate risk including the simulations mentioned above. As with any simulation model or other method of measuring interest rate risk, limitations are inherent in the process and dependent on assumptions. For example, if we choose to pay interest on certain business deposits that are currently non-interest bearing, causing those deposits to become rate sensitive in the future, we would become less asset sensitive than the model currently indicates. Assets and liabilities may react differently to changes in market interest rates in terms of both timing and responsiveness to market rate movements. Important deposit modeling assumptions are the speed of deposit run-off and the amount by which interest-bearing deposit rates increase or decrease when market interest rates change. Further, the actual rates and timing of prepayments on loans and

Page-43

investment securities could vary significantly from the assumptions applied in the various scenarios. Lastly, changes in U.S. Treasury rates accompanied by a change in the shape of the yield curve could produce different results from those presented in the table. Accordingly, the results presented should not be relied upon as indicative of actual results in the event of changing market interest rates.

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

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2019, there were no significant changes that materially affected, or are reasonably likely to affect, our internal control over financial reporting. The term internal control over financial reporting, as defined by Rule 15d-15(f) of the Act, is a process designed by, or under the supervision of, the issuer's principal executive and principal financial officers, or persons performing similar functions, and effected by the issuer's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

Page-44

ITEM 2       Unregistered Sales of Equity Securities and Use of Proceeds

On April 23, 2018, Bancorp announced that its Board of Directors approved a Share Repurchase Program under which Bancorp may repurchase up to $25.0 million of its outstanding common stock through May 1, 2019, which the Board subsequently extended to February 28, 2020. For additional information, refer to Note 7 to the Consolidated Financial Statements in this Form 10-Q.

During the three months ended June 30, 2019, Bancorp repurchased 134,620 shares at an average price of $41.87 per share for a total cost of $5.6 million. The following table reflects repurchases under the Share Repurchase Program for the periods presented.

(in thousands, except per share data)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value That May yet Be Purchased Under the Program
Period
April 1-30, 2019	37,858	$42.23	37,858	$11,588
May 1-31, 2019	50,308	41.72	50,308	9,486
June 1-30, 2019	46,454	41.75	46,454	7,544
Total	134,620	$41.87	134,620

ITEM 3       Defaults upon Senior Securities

None.

ITEM 4      Mine Safety Disclosures

Not applicable.

ITEM 5      Other Information

None.

Page-45

ITEM 6       Exhibits

The following exhibits are filed as part of this report or hereby incorporated by references to filings previously made with the SEC.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
2.01	Agreement to Merger and Plan of Reorganization with Bank of Napa, dated July 31, 2017	8-K	001-33572	2.1	August 2, 2017
3.01	Articles of Incorporation, as amended	10-Q	001-33572	3.01	November 7, 2007
3.02	Bylaws	10-Q	001-33572	3.02	May 9, 2011
3.02a	Bylaw Amendment	8-K	001-33572	3.03	July 6, 2015
4.01	Rights Agreement, dated July 6, 2017	8-A12B	001-33572	4.1	July 7, 2017
10.01	Employee Stock Ownership Plan	S-8	333-218274	4.1	May 26, 2017
10.02	2017 Employee Stock Purchase Plan	S-8	333-221219	4.1	October 30, 2017
10.03	2017 Equity Plan, as amended	S-8	333-227840	4.1	October 15, 2018
10.04	2010 Director Stock Plan	S-8	333-167639	4.1	June 21, 2010
10.05	Form of Indemnification Agreement for Directors and Executive Officers, dated August 9, 2007	10-Q	001-33572	10.06	November 7, 2007
10.06	Form of Employment Agreement, dated January 23, 2009	8-K	001-33572	10.1	January 26, 2009
10.07	2010 Annual Individual Incentive Compensation Plan	8-K	001-33572	99.1	October 21, 2010
10.08	Salary Continuation Agreement for executive officer Russell Colombo, Chief Executive Officer, dated January 1, 2011	8-K	001-33572	10.1	January 6, 2011
10.09	Salary Continuation Agreement for executive officer Peter Pelham, Director of Retail Banking, dated January 1, 2011	8-K	001-33572	10.4	January 6, 2011
10.10	Salary Continuation Agreement for executive officer Tani Girton, Chief Financial Officer, dated October 18, 2013	8-K	001-33572	10.2	November 4, 2014
10.11	Salary Continuation Agreement for executive officer Elizabeth Reizman, Chief Credit Officer, dated July 20, 2014	8-K	001-33572	10.3	November 4, 2014
10.12	Salary Continuation Agreement for executive officer Timothy Myers, Executive Vice President and Commercial Banking Manager, dated May 28, 2015	8-K	001-33572	10.4	June 2, 2015
10.13	2007 Form of Change in Control Agreement	8-K	001-33572	10.1	October 31, 2007
10.14	Waiver and Release Agreement by and between James Kimball and Bank of Marin, dated as of July 25, 2019.	8-K	001-33572	10.1	July 26, 2019
11.01	Earnings Per Share Computation - included in Note 1 to the Consolidated Financial Statements					Filed
31.01	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					Filed
31.02	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					Filed
32.01	Certification pursuant to 18 U.S.C. §1350 as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002					Filed
101.INS	Inline XBRL Instance Document					Filed
101.SCH	Inline XBRL Taxonomy Extension Schema Document					Filed
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					Filed
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					Filed
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					Filed
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					Filed

Page-46

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bank of Marin Bancorp
(registrant)

August 8, 2019	/s/ Russell A. Colombo
Date	Russell A. Colombo
President &
Chief Executive Officer
(Principal Executive Officer)

August 8, 2019	/s/ Tani Girton
Date	Tani Girton
Executive Vice President &
Chief Financial Officer
(Principal Financial Officer)

August 8, 2019	/s/ David A. Merck
Date	David A. Merck
Vice President &
Financial Reporting Manager
(Principal Accounting Officer)

Page-47