Form 10-Q
period 2019-09-30
Bank of Marin Bancorp
filed 2019-11-08
CIK 1403475

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019
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
Yes   ☐    No  ☒

As of October 31, 2019, there were 13,588,234 shares of common stock outstanding.

Page-2

PART I       FINANCIAL INFORMATION

ITEM 1.  Financial Statements

BANK OF MARIN BANCORP CONSOLIDATED STATEMENTS OF CONDITION September 30, 2019 and December 31, 2018

(in thousands, except share data; unaudited)	September 30, 2019	December 31, 2018
Assets
Cash, cash equivalents and restricted cash	$182,486	$34,221
Investment securities
Held-to-maturity, at amortized cost	142,213	157,206
Available-for-sale, at fair value	358,724	462,464
Total investment securities	500,937	619,670
Loans, net of allowance for loan losses of $16,240 and $15,821 at September 30, 2019 and December 31, 2018, respectively	1,782,450	1,748,043
Bank premises and equipment, net	6,474	7,376
Goodwill	30,140	30,140
Core deposit intangible	4,906	5,571
Operating lease right-of-use assets	11,934	—
Interest receivable and other assets	72,744	75,871
Total assets	$2,592,071	$2,520,892

Liabilities and Stockholders' Equity
Liabilities
Deposits
Non-interest bearing	$1,101,288	$1,066,051
Interest bearing
Transaction accounts	162,015	133,403
Savings accounts	170,007	178,429
Money market accounts	693,137	679,775
Time accounts	98,077	117,182
Total deposits	2,224,524	2,174,840
Borrowings and other obligations	255	7,000
Subordinated debentures	2,691	2,640
Operating lease liabilities	13,665	—
Interest payable and other liabilities	17,871	20,005
Total liabilities	2,259,006	2,204,485

Stockholders' Equity
Preferred stock, no par value, Authorized - 5,000,000 shares, none issued	—	—
Common stock, no par value, Authorized - 30,000,000 shares; Issued and outstanding - 13,608,525 and 13,844,353 at September 30, 2019 and December 31, 2018, respectively	130,220	140,565
Retained earnings	196,999	179,944
Accumulated other comprehensive income (loss), net of taxes	5,846	(4,102)
Total stockholders' equity	333,065	316,407
Total liabilities and stockholders' equity	$2,592,071	$2,520,892

The accompanying notes are an integral part of these consolidated financial statements (unaudited).

Page-3

BANK OF MARIN BANCORP CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three months ended		Nine months ended
(in thousands, except per share amounts; unaudited)	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Interest income
Interest and fees on loans	$21,525	$20,284	$63,208	$58,795
Interest on investment securities	3,382	3,524	11,242	10,180
Interest on federal funds sold and due from banks	425	400	754	1,088
Total interest income	25,332	24,208	75,204	70,063
Interest expense
Interest on interest-bearing transaction accounts	101	58	269	158
Interest on savings accounts	17	18	52	54
Interest on money market accounts	855	337	2,406	789
Interest on time accounts	147	130	441	426
Interest on borrowings and other obligations	4	1	75	2
Interest on subordinated debentures	57	125	175	362
Total interest expense	1,181	669	3,418	1,791
Net interest income	24,151	23,539	71,786	68,272
Provision for loan losses	400	—	400	—
Net interest income after provision for loan losses	23,751	23,539	71,386	68,272
Non-interest income
Service charges on deposit accounts	439	475	1,403	1,407
Wealth Management and Trust Services	495	490	1,406	1,493
Debit card interchange fees, net	406	402	1,200	1,158
Merchant interchange fees, net	79	99	253	297
Earnings on bank-owned life insurance, net	795	227	970	685
Dividends on FHLB stock	202	194	591	582
(Losses) gains on investment securities, net	—	(90)	55	(79)
Other income	305	439	888	1,173
Total non-interest income	2,721	2,236	6,766	6,716
Non-interest expense
Salaries and related benefits	8,412	8,069	26,426	25,402
Occupancy and equipment	1,507	1,444	4,616	4,462
Depreciation and amortization	573	532	1,701	1,625
Federal Deposit Insurance Corporation insurance	1	186	354	568
Data processing	923	950	2,942	3,354
Professional services	580	727	1,701	2,836
Directors' expense	189	173	555	530
Information technology	279	262	822	795
Amortization of core deposit intangible	222	230	665	691
Provision for losses on off-balance sheet commitments	—	—	129	—
Other expense	1,514	1,398	4,733	4,298
Total non-interest expense	14,200	13,971	44,644	44,561
Income before provision for income taxes	12,272	11,804	33,508	30,427
Provision for income taxes	2,824	3,124	8,346	7,467
Net income	$9,448	$8,680	$25,162	$22,960
Net income per common share:[1]
Basic	$0.70	$0.63	$1.84	$1.66
Diluted	$0.69	$0.62	$1.82	$1.64
Weighted average shares:[1]
Basic	13,571	13,900	13,654	13,872
Diluted	13,735	14,110	13,825	14,062
Comprehensive income:
Net income	$9,448	$8,680	$25,162	$22,960
Other comprehensive income (loss)
Change in net unrealized gains or losses on available-for-sale securities	936	(2,120)	13,857	(9,421)
Reclassification adjustment for losses (gains) on available-for-sale securities in net income	—	90	(55)	79
Net unrealized losses on securities transferred from available-for-sale to held-to-maturity	—	—	—	(278)
Amortization of net unrealized losses on securities transferred from available-for-sale to held-to-maturity	123	128	328	396
Subtotal	1,059	(1,902)	14,130	(9,224)
Deferred tax expense (benefit)	313	(562)	4,182	(2,730)
Other comprehensive income (loss), net of tax	746	(1,340)	9,948	(6,494)
Comprehensive income	$10,194	$7,340	$35,110	$16,466
1 Share and per share data have been adjusted to reflect the two-for-one stock split effective November 27, 2018.
The accompanying notes are an integral part of these consolidated financial statements (unaudited).

Page-4

BANK OF MARIN BANCORP CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the three and nine months ended September 30, 2019 and 2018

(in thousands, except share data; unaudited)	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss) ("AOCI"), Net of Taxes	Total
	Shares[1]	Amount
	Three months ended September 30, 2019
Balance at July 1, 2019	13,659,143	$132,151	$190,416	$5,100	$327,667
Net income	—	—	9,448	—	9,448
Other comprehensive income	—	—	—	746	746
Stock options exercised, net of shares surrendered for cashless exercises and tax withholdings	3,452	101	—	—	101
Stock issued under employee stock purchase plan	265	10	—	—	10
Stock issued under employee stock ownership plan	7,600	311	—	—	311
Stock-based compensation - stock options	—	98	—	—	98
Stock-based compensation - restricted stock	—	142	—	—	142
Cash dividends paid on common stock ($0.21 per share)	—	—	(2,865)	—	(2,865)
Stock purchased by directors under director stock plan	392	16	—	—	16
Stock issued in payment of director fees	2,800	117	—	—	117
Stock repurchased, net of commissions	(65,127)	(2,726)	—	—	(2,726)
Balance at September 30, 2019	13,608,525	$130,220	$196,999	$5,846	$333,065
	Three months ended September 30, 2018
Balance at July 1, 2018	13,983,642	$146,195	$166,281	$(8,278)	$304,198
Net income	—	—	8,680	—	8,680
Other comprehensive loss	—	—	—	(1,340)	(1,340)
Stock options exercised, net of shares surrendered for cashless exercises and tax withholdings	3,502	—	—	—	—
Stock issued under employee stock purchase plan	242	9	—	—	9
Stock issued under employee stock ownership plan	6,800	297	—	—	297
Stock-based compensation - stock options	—	124	—	—	124
Stock-based compensation - restricted stock	—	176	—	—	176
Cash dividends paid on common stock ($0.155 per share1)	—	—	(2,238)	—	(2,238)
Stock purchased by directors under director stock plan	478	19	—	—	19
Stock issued in payment of director fees	2,784	113	—	—	113
Stock repurchased, net of commissions	(33,090)	(1,435)	—	—	(1,435)
Balance at September 30, 2018	13,964,358	$145,498	$172,723	$(9,618)	$308,603
1 Share and per share data have been adjusted to reflect the two-for-one stock split effective November 27, 2018.

The accompanying notes are an integral part of these consolidated financial statements (unaudited).

BANK OF MARIN BANCORP CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the three and nine months ended September 30, 2019 and 2018

(in thousands, except share data; unaudited)	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss) ("AOCI"), Net of Taxes	Total
	Shares	Amount
	Nine months ended September 30, 2019
Balance at January 1, 2019	13,844,353	$140,565	$179,944	$(4,102)	$316,407
Net income	—	—	25,162	—	25,162
Other comprehensive income	—	—	—	9,948	9,948
Stock options exercised, net of shares surrendered for cashless exercises and tax withholdings	40,927	572	—	—	572
Stock issued under employee stock purchase plan	1,016	40	—	—	40
Stock issued under employee stock ownership plan	23,200	935	—	—	935
Restricted stock granted	29,110	—	—	—	—
Restricted stock surrendered for tax withholdings upon vesting	(5,240)	(220)	—	—	(220)
Restricted stock forfeited / cancelled	(17,325)	—	—	—	—
Stock-based compensation - stock options	—	437	—	—	437
Stock-based compensation - restricted stock	—	806	—	—	806
Cash dividends paid on common stock ($0.59 per share)	—	—	(8,107)	—	(8,107)
Stock purchased by directors under director stock plan	591	24	—	—	24
Stock issued in payment of director fees	5,544	231	—	—	231
Stock repurchased, net of commissions	(313,651)	(13,170)	—	—	(13,170)
Balance at September 30, 2019	13,608,525	$130,220	$196,999	$5,846	$333,065
	Nine months ended September 30, 2018
Balance at January 1, 2018	13,843,084	$143,967	$155,544	$(2,486)	$297,025
Net income	—	—	22,960	—	22,960
Other comprehensive loss	—	—	—	(6,494)	(6,494)
Reclassification of stranded tax effects in AOCI	—	—	638	(638)	—
Stock options exercised, net of shares surrendered for cashless exercises and tax withholdings	103,652	534	—	—	534
Stock issued under employee stock purchase plan	772	28	—	—	28
Stock issued under employee stock ownership plan	22,600	898	—	—	898
Restricted stock granted	37,040	—	—	—	—
Restricted stock surrendered for tax withholdings upon vesting	(1,316)	(45)	—	—	(45)
Restricted stock forfeited / cancelled	(12,056)	—	—	—	—
Stock-based compensation - stock options	—	566	—	—	566
Stock-based compensation - restricted stock	—	848	—	—	848
Cash dividends paid on common stock ($0.46 per share1)	—	—	(6,419)	—	(6,419)
Stock purchased by directors under director stock plan	998	37	—	—	37
Stock issued in payment of director fees	5,470	204	—	—	204
Stock repurchased, net of commissions	(35,886)	(1,539)	—	—	(1,539)
Balance at September 30, 2018	13,964,358	145,498	172,723	(9,618)	308,603
1 Share and per share data have been adjusted to reflect the two-for-one stock split effective November 27, 2018.

The accompanying notes are an integral part of these consolidated financial statements (unaudited).

Page-5

BANK OF MARIN BANCORP CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine months ended September 30, 2019 and 2018

(in thousands; unaudited)	September 30, 2019	September 30, 2018
Cash Flows from Operating Activities:
Net income	$25,162	$22,960
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	400	—
Provision for losses on off-balance sheet commitments	129	—
Noncash contribution expense to employee stock ownership plan	935	898
Noncash director compensation expense	226	219
Stock-based compensation expense	1,243	1,414
Amortization of core deposit intangible	665	691
Amortization of investment security premiums, net of accretion of discounts	1,282	2,172
Accretion of discount on acquired loans	(208)	(531)
Accretion of discount on subordinated debentures	51	92
Net change in deferred loan origination costs/fees	(345)	114
(Gain) loss on sale of investment securities	(55)	79
Depreciation and amortization	1,701	1,625
Earnings on bank-owned life insurance policies	(970)	(685)
Net change in operating assets and liabilities:
Interest receivable and other assets	2,287	2,779
Interest payable and other liabilities	(1,302)	(543)
Total adjustments	6,039	8,324
Net cash provided by operating activities	31,201	31,284
Cash Flows from Investing Activities:
Purchase of held-to-maturity securities	—	(1,988)
Purchase of available-for-sale securities	(18,892)	(174,617)
Proceeds from sale of available-for-sale securities	66,081	16,972
Proceeds from paydowns/maturities of held-to-maturity securities	14,736	15,947
Proceeds from paydowns/maturities of available-for-sale securities	69,711	45,917
Loans originated and principal collected, net	(32,895)	(50,315)
Purchase of bank-owned life insurance policies	(1,892)	—
Purchase of premises and equipment	(419)	(615)
Purchase of Federal Home Loan Bank stock	(616)	—
Cash paid for low-income housing tax credit investment	(339)	(389)
Net cash provided by (used in) investing activities	95,475	(149,088)
Cash Flows from Financing Activities:
Net increase in deposits	49,684	64,176
Proceeds from stock options exercised	572	585
Payment of tax withholdings for stock options exercised and vesting of restricted stock	(220)	(96)
Proceeds from stock issued under employee and director stock purchase plans	64	65
Stock repurchased, net of commissions	(13,279)	(1,334)
Repayment of Federal Home Loan Bank borrowings	(7,000)	—
Repayment of finance lease obligations	(125)	—
Cash dividends paid on common stock	(8,107)	(6,419)
Net provided by financing activities	21,589	56,977
Net increase (decrease) in cash, cash equivalents and restricted cash	148,265	(60,827)
Cash, cash equivalents and restricted cash at beginning of period	34,221	203,545
Cash, cash equivalents and restricted cash at end of period	$182,486	$142,718
Supplemental disclosure of cash flow information:
Cash paid in interest	$3,351	$1,737
Cash paid in income taxes	$9,025	$4,900
Supplemental disclosure of noncash investing and financing activities:
Change in net unrealized gain or loss on available-for-sale securities	$13,857	$(9,421)
Securities transferred from available-for-sale to held-to-maturity	$—	$27,422
Amortization of net unrealized loss on available-for-sale securities transferred to held-to-maturity	$328	$396
Subscription in low-income housing tax credit investment	$—	$3,000
Stock issued to employee stock ownership plan	$935	$898
Stock issued in payment of director fees	$231	$204
Repurchase of stock not yet settled	$34	$205
Restricted cash:
Federal Reserve Bank reserve requirements included in cash, cash equivalents and restricted cash	$10,015	$7,345
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

	Three months ended		Nine months ended
(in thousands, except per share data)[1]	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Weighted average basic shares outstanding	13,571	13,900	13,654	13,872
Potentially dilutive common shares related to:
Stock options	141	177	146	158
Unvested restricted stock awards	23	33	25	32
Weighted average diluted shares outstanding	13,735	14,110	13,825	14,062
Net income	$9,448	$8,680	$25,162	$22,960
Basic EPS	$0.70	$0.63	$1.84	$1.66
Diluted EPS	$0.69	$0.62	$1.82	$1.64
Weighted average anti-dilutive shares not included in the calculation of diluted EPS	39	—	34	2

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

In October 2018, the FASB issued ASU No. 2018-16, Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes. This update adds an alternative fifth permissible U.S. benchmark rate to be used for hedge accounting purposes. As we have already adopted the amendments in ASU 2017-12, which changed both the designation and measurement guidance for qualifying hedging relationships, the amendments in ASU 2018-16 are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The amendments should be adopted on a prospective basis for qualifying new or re-designated hedging relationships entered into on or after the date of adoption. We adopted this ASU effective January 1, 2019, which did not impact our financial condition or results of operations, as we did not have new or re-designated hedging relationships since adoption.
Accounting Standards Not Yet Effective
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The standard will replace today's "incurred loss" model with a "current expected credit loss" ("CECL") model. The CECL model will apply to estimated credit losses on loans receivable, held-to-maturity debt securities, unfunded loan commitments, and certain other financial assets measured at amortized cost. The CECL model is based on lifetime expected losses, rather than incurred losses, and requires the recognition of credit loss expense in the consolidated statement of income and a related allowance for credit losses on the consolidated statement of condition at the time of origination or purchase of a loan receivable or held-to-maturity debt

Page-8

security. Likewise, subsequent changes in this estimate are recorded through credit loss expense and related allowance. In addition, CECL will modify the accounting for purchased loans and will require that an allowance for credit losses be established at the date of acquisition. However, for purchased financial assets with a more-than-insignificant amount of credit deterioration since origination (“PCD assets”) that are measured at amortized cost, the initial allowance for credit losses is added to the purchase price rather than being reported as a credit loss expense. Subsequent changes in the allowance for credit losses on PCD assets are recognized through credit loss expense. The CECL model requires the use of not only relevant historical experience and current conditions, but reasonable and supportable forecasts of future events and circumstances, incorporating a broad range of information in developing credit loss estimates, which could result in significant changes to both the timing and amount of credit loss expense and allowance. Under ASU 2016-13, available-for-sale debt securities are evaluated for impairment if fair value is less than amortized cost. Estimated credit losses are recorded through a credit loss expense and an allowance, rather than a write-down of the investment. Changes in fair value that are not credit-related will continue to be recorded in other comprehensive income. The ASU also expands the disclosure requirements regarding assumptions, models, and methods for estimating the allowance for loan losses. In addition, entities will need to disclose the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by the year of origination. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years.

While we believe the change from an incurred loss model to a CECL model has the potential to increase the allowance for credit losses, which will result in a one-time cumulative-effect adjustment to retained earnings at the adoption date, the full impact to our financial condition or results of operations cannot be quantified at this time as we continue to evaluate the applicability and validity of our methodologies and assumptions. In addition, any estimate could be significantly influenced by the composition and risk characteristics of the loan portfolio as well as prevailing economic conditions and forecasts as of the adoption date. Our cross-functional team and our third-party CECL model vendor continue to make progress and we will be ready for adoption on January 1, 2020. Early implementation activities focused on, among other things, capturing and validating data, segmenting the loan portfolio, evaluating various credit loss estimation methodologies, sourcing tools to forecast future economic conditions, and running multiple loan loss driver analyses that correlate our credit loss experience with one or more economic factors. Based on these activities, we determined that our primary credit loss methodology will utilize a discounted cash flow approach that considers the probability of default and loss given default. Continuing implementation activities include refining estimated credit loss model assumptions, model validation, evaluating the qualitative factor framework and assumptions, drafting policies and disclosures, and evaluating, documenting and testing internal controls. In addition, we will continue to run parallel tests throughout 2019 to identify opportunities for enhancing our assumptions as the processes, internal controls and policies are finalized.

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

Page-9

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

Transfers between levels of the fair value hierarchy are recognized through our monthly and/or quarterly valuation process in the reporting period during which the event or circumstances that caused the transfer occurred. No such transfers occurred during the first nine months of 2019 or 2018.

The following table summarizes our assets and liabilities that were required to be recorded at fair value on a recurring basis.

Page-10

(in thousands) Description of Financial Instruments	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Measurement Categories: Changes in Fair Value Recorded In1
September 30, 2019
Securities available-for-sale:
Mortgage-backed securities and collateralized mortgage obligations issued by U.S. government-sponsored agencies	$245,603	$—	$245,603	$—	OCI
SBA-backed securities	36,943	—	36,943	—	OCI
Debentures of government sponsored agencies	23,822	—	23,822	—	OCI
Privately-issued collateralized mortgage obligations	119	—	119	—	OCI
Obligations of state and political subdivisions	50,232	—	50,232	—	OCI
Corporate bonds	2,005	—	2,005	—	OCI
Derivative financial assets (interest rate contracts)	—	—	—	—	NI
Derivative financial liabilities (interest rate contracts)	1,603	—	1,603	—	NI
December 31, 2018
Securities available-for-sale:
Mortgage-backed securities and collateralized mortgage obligations issued by U.S. government-sponsored agencies	$278,403	$—	$278,403	$—	OCI
SBA-backed securities	50,781	—	50,781	—	OCI
Debentures of government sponsored agencies	53,018	—	53,018	—	OCI
Privately-issued collateralized mortgage obligations	297	—	297	—	OCI
Obligations of state and political subdivisions	77,960	—	77,960	—	OCI
Corporate bonds	2,005	—	2,005	—	OCI
Derivative financial assets (interest rate contracts)	161	—	161	—	NI
Derivative financial liabilities (interest rate contracts)	375	—	375	—	NI

 1 Other comprehensive income ("OCI") or net income ("NI").

Securities available-for-sale are recorded at fair value on a recurring basis. When available, quoted market prices (Level 1) are used to determine the fair value of securities available-for-sale. If quoted market prices are not available, we obtain pricing information from a reputable third-party service provider, who may utilize valuation techniques that use current market-based or independently sourced parameters, such as bid/ask prices, dealer-quoted prices, interest rates, benchmark yield curves, prepayment speeds, probability of default, loss severity and credit spreads (Level 2).   Level 2 securities include obligations of state and political subdivisions, U.S. agencies or government-sponsored agencies' debt securities, mortgage-backed securities, government agency-issued, privately-issued collateralized mortgage obligations, and corporate bonds. As of September 30, 2019 and December 31, 2018, there were no Level 1 or Level 3 securities.

Securities held-to-maturity may be written down to fair value (determined using the same techniques discussed above for securities available-for-sale) as a result of other-than-temporary impairment, and we did not record any write-downs during the nine months ended September 30, 2019 or September 30, 2018.

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

Certain financial assets may be measured at fair value on a non-recurring basis. These assets are subject to fair value adjustments that result from the application of the lower of cost or fair value accounting or write-downs of individual assets, such as impaired loans that are collateral dependent and other real estate owned ("OREO"). As of September 30, 2019 and December 31, 2018, we did not carry any assets measured at fair value on a non-recurring basis.

Disclosures about Fair Value of Financial Instruments

The table below is a summary of fair value estimates for financial instruments as of September 30, 2019 and December 31, 2018, excluding financial instruments recorded at fair value on a recurring basis (summarized in the first table in this note). The carrying amounts in the following table are recorded in the consolidated statements of condition under the indicated captions. Further, we have not disclosed the fair value of financial instruments specifically excluded from disclosure requirements such as bank-owned life insurance policies ("BOLI") and non-maturity deposit liabilities. Additionally, we hold shares of FHLB stock and Visa Inc. Class B common stock, both recorded at cost, as there was no impairment or changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer as of September 30, 2019 and December 31, 2018. The values are discussed in Note 4, Investment Securities.

	September 30, 2019			December 31, 2018
(in thousands)	Carrying Amounts	Fair Value	Fair Value Hierarchy	Carrying Amounts	Fair Value	Fair Value Hierarchy
Financial assets (recorded at amortized cost)
Cash and cash equivalents	$182,486	$182,486	Level 1	$34,221	$34,221	Level 1
Investment securities held-to-maturity	142,213	145,118	Level 2	157,206	153,894	Level 2
Loans, net	1,782,450	1,792,192	Level 3	1,748,043	1,700,971	Level 3
Interest receivable	7,037	7,037	Level 2	8,292	8,292	Level 2
Financial liabilities (recorded at amortized cost)
Time deposits	98,077	97,150	Level 2	117,182	116,584	Level 2
Federal Home Loan Bank overnight borrowings	—	—	Level 2	7,000	7,000	Level 2
Subordinated debentures	2,691	3,094	Level 3	2,640	3,268	Level 3
Interest payable	120	120	Level 2	104	104	Level 2

Commitments - The value of unrecognized financial instruments is estimated based on the fee income associated with the commitments which, in the absence of credit exposure, is considered to approximate their settlement value. The fair value of commitment fees was not material as of September 30, 2019 or December 31, 2018.

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

Page-12

	September 30, 2019				December 31, 2018
	Amortized	Fair	Gross Unrealized		Amortized	Fair	Gross Unrealized
(in thousands)	Cost	Value	Gains	(Losses)	Cost	Value	Gains	(Losses)
Held-to-maturity:
Securities of U.S. government-sponsored enterprises:
MBS pass-through securities issued by FHLMC and FNMA	$80,166	$81,308	$1,357	$(215)	$88,606	$85,804	$7	$(2,809)
SBA-backed securities	8,001	8,360	359	—	8,720	8,757	37	—
CMOs issued by FNMA	10,679	10,981	302	—	11,447	11,327	—	(120)
CMOs issued by FHLMC	32,568	33,524	966	(10)	33,583	33,021	8	(570)
CMOs issued by GNMA	3,757	3,810	53	—	3,739	3,769	30	—
Obligations of state and political subdivisions	7,042	7,135	93	—	11,111	11,216	128	(23)
Total held-to-maturity	142,213	145,118	3,130	(225)	157,206	153,894	210	(3,522)
Available-for-sale:
Securities of U.S. government-sponsored enterprises:
MBS pass-through securities issued by FHLMC and FNMA	62,654	64,290	1,683	(47)	95,339	94,467	358	(1,230)
SBA-backed securities	36,014	36,943	990	(61)	50,722	50,781	465	(406)
CMOs issued by FNMA	24,168	24,560	392	—	28,275	28,079	134	(330)
CMOs issued by FHLMC	138,731	144,067	5,374	(38)	145,979	144,836	454	(1,597)
CMOs issued by GNMA	12,621	12,686	66	(1)	11,294	11,021	1	(274)
Debentures of government- sponsored agencies	23,069	23,822	753	—	52,956	53,018	185	(123)
Privately issued CMOs	120	119	—	(1)	295	297	2	—
Obligations of state and political subdivisions	48,993	50,232	1,292	(53)	79,046	77,960	134	(1,220)
Corporate bonds	1,999	2,005	7	(1)	2,004	2,005	15	(14)
Total available-for-sale	348,369	358,724	10,557	(202)	465,910	462,464	1,748	(5,194)
Total investment securities	$490,582	$503,842	$13,687	$(427)	$623,116	$616,358	$1,958	$(8,716)

The amortized cost and fair value of investment debt securities by contractual maturity at September 30, 2019 and December 31, 2018 are shown in the following table below. Expected maturities may differ from contractual maturities if the issuers of the securities have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2019				December 31, 2018
	Held-to-Maturity		Available-for-Sale		Held-to-Maturity		Available-for-Sale
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$5,327	$5,335	$5,475	$5,478	$6,194	$6,182	$9,863	$9,795
After one but within five years	2,269	2,318	57,102	58,144	5,481	5,492	84,871	84,435
After five years through ten years	56,183	58,018	188,601	195,869	59,231	58,120	252,274	250,055
After ten years	78,434	79,447	97,191	99,233	86,300	84,100	118,902	118,179
Total	$142,213	$145,118	$348,369	$358,724	$157,206	$153,894	$465,910	$462,464

Sales of investment securities and gross gains and losses are shown in the following table.

	Three months ended		Nine months ended
(in thousands)	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Available-for-sale:
Sales proceeds	$—	$11,966	$66,081	$16,972
Gross realized gains	—	—	214	27
Gross realized losses	—	(90)	(159)	(106)

Page-13

Pledged investment securities are shown in the following table.

(in thousands)	September 30, 2019	December 31, 2018
Pledged to the State of California:
Secure public deposits in compliance with the Local Agency Security Program	$84,574	$125,696
Collateral for trust deposits	745	734
Total investment securities pledged to the State of California	$85,319	$126,430
Collateral for Wealth Management and Trust Services checking account	$625	$2,000

Other-Than-Temporarily Impaired ("OTTI") Debt Securities

There were 37 and 229 securities in unrealized loss positions at September 30, 2019 and December 31, 2018, respectively. Those securities are summarized and classified according to the duration of the loss period in the tables below:

September 30, 2019	< 12 continuous months		≥ 12 continuous months		Total securities in a loss position
(in thousands)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
Held-to-maturity:
MBS pass-through securities issued by FHLMC and FNMA	$9,063	$(24)	$23,799	$(191)	$32,862	$(215)
CMOs issued by FHLMC	—	—	1,866	(10)	1,866	(10)
Total held-to-maturity	9,063	(24)	25,665	(201)	34,728	(225)
Available-for-sale:
MBS pass-through securities issued by FHLMC and FNMA	269	(1)	7,628	(46)	7,897	(47)
SBA-backed securities	—	—	2,785	(61)	2,785	(61)
CMOs issued by FNMA	—	—	—	—	—	—
CMOs issued by FHLMC	7,735	(13)	9,722	(25)	17,457	(38)
CMOs issued by GNMA	—	—	130	(1)	130	(1)
Privately issued CMOs	79	(1)	—	—	79	(1)
Obligations of state and political subdivisions	6,936	(49)	966	(4)	7,902	(53)
Corporate bonds	—	—	504	(1)	504	(1)
Total available-for-sale	15,019	(64)	21,735	(138)	36,754	(202)
Total temporarily impaired securities	$24,082	$(88)	$47,400	$(339)	$71,482	$(427)

Page-14

December 31, 2018	< 12 continuous months		≥ 12 continuous months		Total securities in a loss position
(in thousands)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
Held-to-maturity:
MBS pass-through securities issued by FHLMC and FNMA	$198	$(9)	$83,990	$(2,800)	$84,188	$(2,809)
CMOs issued by FNMA	—	—	11,327	(120)	11,327	(120)
CMOs issued by FHLMC	2,880	(3)	28,171	(567)	31,051	(570)
Obligations of state and political subdivisions	—	—	3,565	(23)	3,565	(23)
Total held-to-maturity	3,078	(12)	127,053	(3,510)	130,131	(3,522)
Available-for-sale:
MBS pass-through securities issued by FHLMC and FNMA	19,971	(128)	50,077	(1,102)	70,048	(1,230)
SBA-backed securities	13,175	(122)	20,123	(284)	33,298	(406)
CMOs issued by FNMA	2,345	(8)	16,138	(322)	18,483	(330)
CMOs issued by FHLMC	24,094	(330)	74,243	(1,267)	98,337	(1,597)
CMOs issued by GNMA	1,666	(7)	9,112	(267)	10,778	(274)
Debentures of government- sponsored agencies	4,992	(8)	11,349	(115)	16,341	(123)
Obligations of state and political subdivisions	15,290	(54)	52,804	(1,166)	68,094	(1,220)
Corporate Bonds	—	—	1,004	(14)	1,004	(14)
Total available-for-sale	81,533	(657)	234,850	(4,537)	316,383	(5,194)
Total temporarily impaired securities	$84,611	$(669)	$361,903	$(8,047)	$446,514	$(8,716)

As of September 30, 2019, the investment portfolio included 25 investment securities that had been in a continuous loss position for twelve months or more and 12 investment securities that had been in a loss position for less than twelve months.

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
Other temporarily impaired securities, including obligations of state and political subdivisions and corporate bonds, were deemed credit worthy after our internal analyses of the issuers’ latest financial information, credit ratings by major credit agencies, and/or credit enhancements. Based on our comprehensive analyses, we determined that the decline in the fair values of these securities was primarily driven by factors other than credit, such as changes in market interest rates and liquidity spreads subsequent to purchase. At September 30, 2019, Management determined that it did not intend to sell investment securities with unrealized losses, and it is more likely than not that we will not be required to sell any of the securities with unrealized losses before recovery of their amortized cost. Therefore, we do not consider these investment securities to be other-than-temporarily impaired at September 30, 2019.
Non-Marketable Securities

As a member of the FHLB, we are required to maintain a minimum investment in FHLB capital stock determined by the Board of Directors of the FHLB. The minimum investment requirements can increase in the event we increase our total asset size or borrowings with the FHLB. Shares cannot be purchased or sold except between the FHLB and its members at the $100 per share par value. We held $11.7 million and $11.1 million of FHLB stock included in other assets on the consolidated statements of condition at September 30, 2019 and December 31, 2018, respectively. The carrying amounts of these investments are reasonable estimates of fair value because the securities are restricted to member banks and they do not have a readily determinable market value. Based on our analysis of FHLB's financial condition and certain qualitative factors, we determined that the FHLB stock was not impaired at September 30, 2019 and December 31, 2018. On October 24, 2019, FHLB announced a cash dividend for the second quarter of 2019 at an annualized dividend rate of 7.00% to be distributed in mid-November 2019. Cash dividends paid on FHLB capital stock are recorded as non-interest income.

Page-15

As a member bank of Visa U.S.A., we held 10,439 shares of Visa Inc. Class B common stock at September 30, 2019 and December 31, 2018. These shares have a carrying value of zero and are restricted from resale to non-member banks of Visa U.S.A. until their conversion into Class A (voting) shares upon the termination of Visa Inc.'s Covered Litigation escrow account. Because of the restriction and the uncertainty on the conversion rate to Class A shares, these shares lack a readily determinable fair value. When converting this Class B common stock to Class A common stock based on the conversion rate of 1.6228 at September 30, 2019 and 1.6298 at December 31, 2018, and the closing stock price of Class A shares at those respective dates, the converted value of our shares of Class B common stock would have been $2.9 million and $2.2 million at September 30, 2019 and December 31, 2018, respectively. The conversion rate is subject to further adjustment upon the final settlement of the covered litigation against Visa Inc. and its member banks. As such, the fair value of these Class B shares can differ significantly from their converted values. For further information, refer to Note 8, Commitments and Contingencies.

We invest in low-income housing tax credit funds as a limited partner, which totaled $4.2 million and $4.6 million recorded in other assets as of September 30, 2019 and December 31, 2018, respectively. In the first nine months of 2019, we recognized $480 thousand of low-income housing tax credits and other tax benefits, offset by $381 thousand of amortization expense of low-income housing tax credit investment, as a component of income tax expense. As of September 30, 2019, our unfunded commitments for these low-income housing tax credit funds totaled $2.8 million. We did not recognize any impairment losses on these low-income housing tax credit investments during the first nine months of 2019 or 2018, as the value of the future tax benefits exceeds the carrying value of the investments.

Note 5:  Loans and Allowance for Loan Losses

Credit Quality of Loans

The following table shows outstanding loans by class and payment aging as of September 30, 2019 and December 31, 2018.

Loan Aging Analysis by Class
(in thousands)	Commercial and industrial	Commercial real estate, owner-occupied	Commercial real estate, investor	Construction	Home equity	Other residential	Installment and other consumer	Total
September 30, 2019
30-59 days past due	$—	$—	$—	$—	$440	$—	$153	$593
60-89 days past due	—	—	—	—	94	—	—	94
90 days or more past due	20	—	—	—	73	—	—	93
Total past due	20	—	—	—	607	—	153	780
Current	260,808	310,486	896,066	50,254	121,207	130,781	28,308	1,797,910
Total loans [2]	$260,828	$310,486	$896,066	$50,254	$121,814	$130,781	$28,461	$1,798,690
Non-accrual loans [1]	$195	$—	$—	$—	$167	$—	$60	$422
December 31, 2018
30-59 days past due	$5	$—	$1,004	$—	$—	$—	$112	$1,121
60-89 days past due	—	—	—	—	—	—	—	—
90 days or more past due	—	—	—	—	—	—	—	—
Total past due	5	—	1,004	—	—	—	112	1,121
Current	230,734	313,277	872,406	76,423	124,696	117,847	27,360	1,762,743
Total loans [2]	$230,739	$313,277	$873,410	$76,423	$124,696	$117,847	$27,472	$1,763,864
Non-accrual loans [1]	$319	$—	$—	$—	$313	$—	$65	$697

1 Includes no purchased credit impaired ("PCI") loans at September 30, 2019 and December 31, 2018. Amounts exclude accreting PCI loans with carrying values totaling $2.1 million at September 30, 2019 and December 31, 2018, as we have a reasonable expectation about future cash flows to be collected and we continue to recognize accretable yield on these loans in interest income. There were no accruing loans past due more than ninety days at September 30, 2019 or December 31, 2018.
2 Amounts include net deferred loan origination costs of $980 thousand and $635 thousand at September 30, 2019 and December 31, 2018, respectively. Amounts are also net of unaccreted purchase discounts on non-PCI loans of $669 thousand and $708 thousand at September 30, 2019 and December 31, 2018, respectively.

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

Page-16

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

The following table represents an analysis of the carrying amount in loans, net of deferred fees and costs and purchase premiums or discounts, by internally assigned risk grades, including PCI loans, at September 30, 2019 and December 31, 2018.

Credit Risk Profile by Internally Assigned Risk Grade
(in thousands)	Commercial and industrial	Commercial real estate, owner-occupied	Commercial real estate, investor	Construction	Home equity	Other residential	Installment and other consumer	Purchased credit-impaired	Total
September 30, 2019
Pass	$219,346	$290,074	$893,574	$50,254	$120,400	$130,781	$28,313	$2,059	$1,734,801
Special Mention	41,092	10,198	1,664	—	1,000	—	—	—	53,954
Substandard	386	9,061	—	—	340	—	148	—	9,935
Total loans	$260,824	$309,333	$895,238	$50,254	$121,740	$130,781	$28,461	$2,059	$1,798,690
December 31, 2018
Pass	$219,625	$299,998	$870,443	$73,735	$122,844	$117,847	$27,312	$2,112	$1,733,916
Special Mention	9,957	4,106	2,156	—	1,121	—	—	—	17,340
Substandard	1,126	7,986	—	2,688	648	—	160	—	12,608
Total loans	$230,708	$312,090	$872,599	$76,423	$124,613	$117,847	$27,472	$2,112	$1,763,864

Troubled Debt Restructuring

Our loan portfolio includes certain loans modified in a troubled debt restructuring (“TDR”), where we have granted economic concessions to borrowers experiencing financial difficulties. These concessions typically result from our loss mitigation activities and could include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance or other actions. TDRs on non-accrual status at the time of restructure may be returned to accruing status after Management considers the borrower’s sustained repayment performance for a reasonable period, generally nine months, and obtains reasonable assurance of repayment and performance.

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

The same Management level that approved the loan classification upgrade must approve the removal of TDR status. After meeting all of the conditions above, there was one commercial loan with a recorded investment of $3 thousand removed from TDR designation during the nine months ended September 30, 2019. There were one TIC loan and one home equity loan with recorded investments totaling $247 thousand removed from TDR designation during the nine months ended September 30, 2018.

Page-18

The following table summarizes the carrying amount of TDR loans by loan class as of September 30, 2019 and December 31, 2018.

(in thousands)
Recorded Investment in Troubled Debt Restructurings [1]	September 30, 2019	December 31, 2018
Commercial and industrial	$1,139	$1,506
Commercial real estate, owner-occupied	6,999	6,993
Commercial real estate, investor	1,786	1,821
Construction	880	2,688
Home equity	251	251
Other residential	454	462
Installment and other consumer	653	685
Total	$12,162	$14,406
1There were no acquired TDR loans as of September 30, 2019 or December 31, 2018. TDR loans on non-accrual status totaled $233 thousand and $65 thousand at September 30, 2019 and December 31, 2018, respectively.

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

(dollars in thousands)	Number of Contracts Modified	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment at Period End
TDRs during the three months ended September 30, 2019:
None	—	$—	$—	$—
TDRs during the three months ended September 30, 2018:
None	—	$—	$—	$—

TDRs during the nine months ended September 30, 2019:
Commercial and industrial	1	$298	$298	$173
TDRs during the nine months ended September 30, 2018:
Commercial and industrial	2	$254	$245	$235

The loan modified during the nine months ended September 30, 2019 reflected a maturity extension and interest rate concession. The two loans modified during the nine months ended September 30, 2018 were to the same borrower and included maturity extensions and other changes in loan terms. During the nine months ended September 30, 2019 and 2018, there were no defaults on loans that had been modified in a TDR within the prior twelve-month period. We report defaulted TDRs based on a payment default definition of more than ninety days past due.

Impaired Loans

The following tables summarize information by class on impaired loans and their related allowances. Total impaired loans include non-accrual loans, accruing TDR loans and accreting PCI loans that have experienced post-acquisition declines in cash flows expected to be collected.

Page-19

(in thousands)	Commercial and industrial	Commercial real estate, owner-occupied	Commercial real estate, investor	Construction	Home equity	Other residential	Installment and other consumer	Total
September 30, 2019
Recorded investment in impaired loans:
With no specific allowance recorded	$375	$—	$—	$—	$168	$454	$101	$1,098
With a specific allowance recorded	785	6,999	1,786	880	251	—	552	11,253
Total recorded investment in impaired loans	$1,160	$6,999	$1,786	$880	$419	$454	$653	$12,351
Unpaid principal balance of impaired loans	$1,140	$6,993	$1,776	$876	$417	$453	$652	$12,307
Specific allowance	183	85	45	12	5	—	59	389
Average recorded investment in impaired loans during the quarter ended September 30, 2019	1,324	7,000	1,791	684	413	456	659	12,327
Interest income recognized on impaired loans during the quarter ended September 30, 2019[1]	16	67	20	400	9	4	6	522
Average recorded investment in impaired loans during the nine months ended September 30, 2019	1,495	6,998	1,804	1,687	497	458	670	13,609
Interest income recognized on impaired loans during the nine months ended September 30, 2019[1]	56	199	59	456	42	14	18	844
Average recorded investment in impaired loans during the quarter ended September 30, 2018	1,840	7,000	1,837	2,690	651	987	700	15,705
Interest income recognized on impaired loans during the quarter ended September 30, 2018[1]	31	67	20	39	5	13	7	182
Average recorded investment in impaired loans during the nine months ended September 30, 2018	2,019	7,002	1,925	2,831	698	1,029	708	16,212
Interest income recognized on impaired loans during the nine months ended September 30, 2018[1]	214	199	63	114	15	38	22	665
1 Interest income recognized on a cash basis of $393 thousand and $416 thousand during the respective three and nine months ended September 30, 2019 was related to a principal payment applied to interest collected but unrecognized on a former non-accrual land development loan and the pay-off of three non-accruals. Interest income recognized on a cash basis of $6 thousand and $134 thousand during the three and nine months ended September 30, 2018 was related to the pay-off of three non-accrual commercial PCI loans.

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

Management monitors delinquent loans continuously and identifies problem loans, generally loans graded Substandard or worse, loans on non-accrual status and loans modified in a TDR, to be evaluated individually for impairment testing. Generally, the recorded investment in impaired loans is net of any charge-offs from estimated losses related to specifically-identified impaired loans when they are deemed uncollectible. There were no charged-off amounts on impaired loans at September 30, 2019 or December 31, 2018. In addition, the recorded investment in impaired loans is net of purchase discounts or premiums on acquired loans and deferred fees and costs. At September 30, 2019 and December 31, 2018, unused commitments to extend credit on impaired loans, including performing loans to borrowers whose terms have been modified in TDRs, totaled $699 thousand and $1.1 million, respectively.

The following tables disclose activity in the allowance for loan losses ("ALLL") and the recorded investment in loans by class, as well as the related ALLL disaggregated by impairment evaluation method.

Page-20

Allowance for Loan Losses Rollforward for the Period
(in thousands)	Commercial and industrial	Commercial real estate, owner-occupied	Commercial real estate, investor	Construction	Home equity	Other residential	Installment and other consumer	Unallocated	Total
Three months ended September 30, 2019
Beginning balance	$2,368	$2,321	$7,721	$619	$907	$849	$323	$727	$15,835
Provision (reversal)	326	21	211	(117)	(28)	56	(28)	(41)	400
Charge-offs	—	—	—	—	—	—	—	—	—
Recoveries	5	—	—	—	—	—	—	—	5
Ending balance	$2,699	$2,342	$7,932	$502	$879	$905	$295	$686	$16,240
Three months ended September 30, 2018
Beginning balance	$2,597	$2,339	$7,390	$508	$952	$746	$325	$956	$15,813
Provision (reversal)	(245)	83	46	157	(39)	35	5	(42)	—
Charge-offs	—	—	—	—	—	—	—	—	—
Recoveries	4	—	—	—	—	—	—	—	4
Ending balance	$2,356	$2,422	$7,436	$665	$913	$781	$330	$914	$15,817

Allowance for Loan Losses Rollforward for the Period
(in thousands)	Commercial and industrial	Commercial real estate, owner-occupied	Commercial real estate, investor	Construction	Home equity	Other residential	Installment and other consumer	Unallocated	Total
Nine months ended September 30, 2019
Allowance for loan losses:
Beginning balance	$2,436	$2,407	$7,703	$756	$915	$800	$310	$494	$15,821
Provision (reversal)	256	(65)	217	(254)	(36)	105	(15)	192	400
Charge-offs	(9)	—	—	—	—	—	—	—	(9)
Recoveries	16	—	12	—	—	—	—	—	28
Ending balance	$2,699	$2,342	$7,932	$502	$879	$905	$295	$686	$16,240
Nine months ended September 30, 2018
Allowance for loan losses:
Beginning balance	$3,654	$2,294	$6,475	$681	$1,031	$536	$378	$718	$15,767
Provision (reversal)	(1,308)	128	961	(16)	(118)	245	(88)	196	—
Charge-offs	(3)	—	—	—	—	—	(2)	—	(5)
Recoveries	13	—	—	—	—	—	42	—	55
Ending balance	$2,356	$2,422	$7,436	$665	$913	$781	$330	$914	$15,817

Allowance for Loan Losses and Recorded Investment in Loans
(dollars in thousands)	Commercial and industrial	Commercial real estate, owner-occupied	Commercial real estate, investor	Construction	Home equity	Other residential	Installment and other consumer	Unallocated	Total
September 30, 2019
Ending ALLL related to loans collectively evaluated for impairment	$2,516	$2,257	$7,887	$490	$874	$905	$236	$686	$15,851
Ending ALLL related to loans individually evaluated for impairment	183	85	45	12	5	—	59	—	389
Ending ALLL related to PCI loans	—	—	—	—	—	—	—	—	—
Ending balance	$2,699	$2,342	$7,932	$502	$879	$905	$295	$686	$16,240
Recorded Investment:
Collectively evaluated for impairment	$259,664	$302,334	$893,452	$49,374	$121,321	$130,327	$27,808	$—	$1,784,280
Individually evaluated for impairment	1,160	6,999	1,786	880	419	454	653	—	12,351
PCI loans	4	1,153	828	—	74	—	—	—	2,059
Total	$260,828	$310,486	$896,066	$50,254	$121,814	$130,781	$28,461	$—	$1,798,690
Ratio of allowance for loan losses to total loans	1.03%	0.75%	0.89%	1.00%	0.72%	0.69%	1.04%	NM	0.90%
Allowance for loan losses to non-accrual loans	1,384%	NM	NM	NM	526%	NM	492%	NM	3,848%

NM - Not Meaningful

Page-21

Allowance for Loan Losses and Recorded Investment in Loans
(dollars in thousands)	Commercial and industrial	Commercial real estate, owner-occupied	Commercial real estate, investor	Construction	Home equity	Other residential	Installment and other consumer	Unallocated	Total
December 31, 2018
Ending ALLL related to loans collectively evaluated for impairment	$1,970	$2,218	$7,658	$756	$910	$800	$237	$494	$15,043
Ending ALLL related to loans individually evaluated for impairment	466	189	45	—	5	—	73	—	778
Ending ALLL related to purchased credit-impaired loans	—	—	—	—	—	—	—	—	—
Ending balance	$2,436	$2,407	$7,703	$756	$915	$800	$310	$494	$15,821
Recorded Investment:
Collectively evaluated for impairment	$228,883	$305,097	$870,778	$73,735	$124,049	$117,385	$26,787	$—	$1,746,714
Individually evaluated for impairment	1,825	6,993	1,821	2,688	564	462	685	—	15,038
Purchased credit-impaired	31	1,187	811	—	83	—	—	—	2,112
Total	$230,739	$313,277	$873,410	$76,423	$124,696	$117,847	$27,472	$—	$1,763,864
Ratio of allowance for loan losses to total loans	1.06%	0.77%	0.88%	0.99%	0.73%	0.68%	1.13%	NM	0.90%
Allowance for loan losses to non-accrual loans	764%	NM	NM	NM	292%	NM	NM	NM	2,270%

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

The following table reflects the unpaid principal balance and related carrying value of PCI loans.

PCI Loans	September 30, 2019		December 31, 2018
(in thousands)	Unpaid Principal Balance	Carrying Value	Unpaid Principal Balance	Carrying Value
Commercial and industrial	$48	$4	$89	$31
Commercial real estate, owner occupied	1,208	1,153	1,247	1,187
Commercial real estate, investor	1,009	828	1,033	811
Home equity	194	74	210	83
Total purchased credit-impaired loans	$2,459	$2,059	$2,579	$2,112

The activities in the accretable yield, or income expected to be earned over the remaining lives of the PCI loans were as follows:

Accretable Yield	Three months ended		Nine months ended
(in thousands)	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Balance at beginning of period	$819	$1,059	$934	$1,254
Accretion	(55)	(63)	(170)	(258)
Balance at end of period	$764	$996	$764	$996

Pledged Loans

Our FHLB line of credit is secured under terms of a blanket collateral agreement by a pledge of certain qualifying loans with unpaid principal balances of $1,083.2 million and $1,027.4 million at September 30, 2019 and December 31, 2018, respectively. In addition, we pledge eligible TIC loans, which totaled $111.5 million and $94.5 million at September 30,

Page-22

2019 and December 31, 2018, respectively, to secure our borrowing capacity with the Federal Reserve Bank ("FRB"). Also, see Note 6, Borrowings.

Related Party Loans

The Bank has, and expects to have in the future, banking transactions in the ordinary course of its business with directors, officers, principal shareholders and their businesses or associates. These transactions, including loans, are granted on substantially the same terms, including interest rates and collateral on loans, as those prevailing at the same time for comparable transactions with persons not related to us. Likewise, these transactions do not involve more than the normal risk of collectability or present other unfavorable features. Related party loans totaled $9.0 million at September 30, 2019, compared to $10.6 million at December 31, 2018. In addition, undisbursed commitments to related parties totaled $9.1 million at September 30, 2019 and December 31, 2018.

Note 6: Borrowings and Other Obligations

Federal Funds Purchased – The Bank had unsecured lines of credit with correspondent banks for overnight borrowings totaling $92.0 million at September 30, 2019 and December 31, 2018.  In general, interest rates on these lines approximate the federal funds target rate. We had no overnight borrowings under these credit facilities at September 30, 2019 or December 31, 2018.

Federal Home Loan Bank Borrowings – As of September 30, 2019 and December 31, 2018, the Bank had lines of credit with the FHLB totaling $615.9 million and $629.4 million, respectively, based on eligible collateral of certain loans. There were no FHLB overnight borrowings at September 30, 2019. There were $7.0 million FHLB overnight borrowings at an overnight rate of 2.56% on December 31, 2018.

Federal Reserve Line of Credit – The Bank has a line of credit with the FRBSF secured by certain residential loans.  At September 30, 2019 and December 31, 2018, the Bank had borrowing capacity under this line totaling $76.5 million and $69.7 million, respectively, and had no outstanding borrowings with the FRBSF.

Subordinated Debentures – As part of an acquisition, Bancorp assumed subordinated debentures due to NorCal Community Bancorp Trusts I and II, established for the sole purpose of issuing trust preferred securities. The trust preferred securities were sold and issued in private transactions pursuant to an exemption from registration under the Securities Act of 1933, as amended. On October 7, 2018, Bancorp redeemed in full the subordinated debentures due to NorCal Community Bancorp Trust I, resulting in $916 thousand accelerated accretion. The Trust II subordinated debentures were recorded at fair value totaling $2.14 million at acquisition date with a contractual balance of $4.12 million. The difference between the contractual balance and the fair value at acquisition date is accreted into interest expense over the life of the debentures. Accretion on the subordinated debentures totaled $51 thousand (Trust II) and $92 thousand (Trusts I and II) for the nine months ended September 30, 2019 and 2018, respectively. Bancorp has the option to defer payment of the interest on the subordinated debentures for a period of up to five years, as long as there is no event of default. In the event of interest deferral, dividends to Bancorp common stockholders are prohibited. Bancorp has guaranteed, on a subordinated basis, distributions and other payments due on trust preferred securities totaling $4.0 million issued by Trust II, which have identical maturity, repricing and payment terms as the subordinated debentures. Subordinated debentures due to NorCal Community Bancorp Trust II on March 15, 2036 with interest payable quarterly, (repricing quarterly, based on 3-month LIBOR plus 1.40%, or 3.52% as of September 30, 2019), are redeemable in whole or in part on any interest payment date.

Other Obligations – The Bank leases certain equipment under finances leases, which are included in borrowings and other obligations in the consolidated statement of conditions. See Note 8, Commitment and Contingencies, for additional information.

Note 7:  Stockholders' Equity

Dividends and Stock Split

On October 18, 2019, Bancorp declared a $0.21 per share cash dividend, payable on November 8, 2019 to shareholders of record at the close of business on November 1, 2019. All share and per share data have been adjusted to reflect the two-for-one stock split effective November 27, 2018.

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

Stock options and restricted stock may be net settled in a cashless exercise by a reduction in the number of shares otherwise deliverable upon exercise or vesting in satisfaction of the exercise payment and/or applicable tax withholding requirements. During the nine months ended September 30, 2019, we withheld 7,795 shares totaling $326 thousand at a weighted-average price of $41.84 for cashless exercises. During the nine months ended September 30, 2018, we withheld 41,962 shares totaling $1.5 million at a weighted-average price of $35.68 for cashless exercises. Shares withheld under net settlement arrangements are available for future grants.

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

During the nine months ended September 30, 2019, Bancorp repurchased 313,651 shares totaling $13.2 million for a cumulative 484,868 shares totaling $20.2 million repurchased from May 1, 2018 through September 30, 2019.

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

The contractual amount of undrawn loan commitments and standby letters of credit not reflected in the consolidated statements of condition are as follows:

(in thousands)	September 30, 2019	December 31, 2018
Commercial lines of credit	$239,465	$238,361
Revolving home equity lines	190,230	189,971
Undisbursed construction loans	40,101	46,229
Personal and other lines of credit	9,888	14,109
Standby letters of credit	2,014	2,636
Total commitments and standby letters of credit	$481,698	$491,306

We record an allowance for losses on these off-balance sheet commitments based on an estimate of probabilities of the utilization of these commitments according to our historical experience on different types of commitments and expected loss. The allowance for losses on off-balance sheet commitments totaled $1.1 million and $958 thousand as of September 30, 2019 and December 31, 2018, respectively, which is recorded in interest payable and other liabilities in the consolidated statements of condition.

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

The following table shows the balances of operating and finance lease right-of-use assets and lease liabilities as of September 30, 2019.

Page-25

(in thousands)	September 30, 2019
Operating leases:
Operating lease right-of-use assets	$11,934
Operating lease liabilities	$13,665
Finance leases:
Finance lease right-of-use assets	$379
Accumulated amortization	(127)
Finance lease right-of-use assets, net[1]	$252
Finance lease liabilities[2]	$255
[1] Included in premises and equipment in the consolidated statements of condition.
[2] Included in borrowings and other obligations in the consolidated statements of condition.

The following table shows supplemental disclosures of noncash investing and financing activities for the period presented. There were no lease-related noncash investing and financing activities for the nine months ended September 30, 2018.

Nine months ended
(in thousands)	September 30, 2019
Right-of-use assets obtained in exchange for operating lease liabilities	$1,661
Right-of-use assets obtained in exchange for finance lease liabilities	$31
Reclassification of deferred rent and unamortized lease incentives from other liabilities to operating lease right-of-use assets upon adoption of ASC 842	$1,967

The following table shows components of operating and finance lease cost.

	Three months ended	Nine months ended
(in thousands)	September 30, 2019	September 30, 2019
Operating lease cost[1]	$1,051	$3,123

Finance lease cost:
Amortization of right-of-use assets[2]	$43	$128
Interest on finance lease liabilities[3]	2	7
Total finance lease cost	$45	$135
Total lease cost	$1,096	$3,258
[1] Included in occupancy and equipment expense in the consolidated statements of comprehensive income.
[2] Included in depreciation and amortization in the consolidated statements of comprehensive income.
[3] Included in interest on borrowings and other obligations in the consolidated statements of comprehensive income.

Operating lease rent expense totaled $1.1 million and $3.5 million, respectively, for the three and nine months ended September 30, 2018.

The following table shows the future minimum lease payments, weighted average remaining lease terms, and weighted average discount rates under operating and finance lease arrangements as of September 30, 2019. The discount rates used to calculate the present value of lease liabilities were based on the collateralized FHLB borrowing rates that were commensurate with lease terms and minimum payments on the later of the date we adopted the new lease accounting standards or lease commencement date.

Page-26

(in thousands)	September 30, 2019
Year	Operating Leases	Finance Leases
2019	$1,139	$45
2020	4,469	170
2021	2,806	36
2022	1,952	8
2023	1,464	1
Thereafter	2,884	—
Total minimum lease payments	14,714	260
Amounts representing interest (present value discount)	(1,049)	(5)
Present value of net minimum lease payments (lease liability)	$13,665	$255

Weighted average remaining term (in years)	5.0	1.6
Weighted average discount rate	2.78%	2.87%

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

In 2012, Visa had reached a $4.0 billion interchange multidistrict litigation class settlement agreement with plaintiffs representing a class of U.S. retailers. On September 17, 2018, Visa signed an amended settlement agreement with the putative class action plaintiffs of the U.S. interchange multidistrict litigation that superseded the 2012 settlement agreement. Visa's share of the settlement amount under the amended class settlement agreement increased to $4.1 billion. On January 24, 2019, the district court granted preliminary approval of the amended class settlement agreement, which was moved for final approval on June 7, 2019. Certain merchants chose to opt out of the class settlement agreement and a final settlement approval hearing is scheduled for November 7, 2019. On September 27, 2019, Visa deposited an additional $300 million into the litigation escrow account. The escrow balance combined with funds previously deposited with the court, are expected to cover the settlement payment obligations.

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

As of September 30, 2019, we had five interest rate swap agreements, which are scheduled to mature in June 2031, October 2031, July 2032, August 2037 and October 2037. All are accounted for as fair value hedges. The notional amounts of the interest rate contracts are equal to the notional amounts of the hedged loans. Our interest rate swap payments are settled monthly with counterparties. Accrued interest on the swaps totaled $4 thousand at September 30, 2019 and $3 thousand at December 31, 2018. Information on our interest rate swaps is shown in the derivative tables below:

	Asset Derivatives		Liability Derivatives
(in thousands)	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018
Fair value hedges:
Interest rate contracts notional amount	$—	$8,895	$17,199	$9,016
Interest rate contracts fair value[1]	$—	$161	$1,603	$375
1 See Note 3, Fair Value of Assets and Liabilities, for valuation methodology.

The following table presents the carrying amount and associated cumulative basis adjustment related to the application of fair value hedge accounting that is included in the carrying amount of hedged assets as of September 30, 2019 and December 31, 2018:

	Carrying Amounts of Hedged Assets		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Loans
(in thousands)	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018
Loans	$18,564	$17,917	$1,365	$6

The following table presents the net gains (losses) recognized in interest income on loans on the consolidated statements of comprehensive income related to our derivatives designated as fair value hedges:

	Three months ended		Nine months ended
(in thousands)	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Interest and fees on loans [1]	$21,525	$20,284	$63,208	$58,795
(Decrease) increase in value of designated interest rate swaps due to LIBOR interest rate movements	$(485)	$222	$(1,389)	$939
Payment on interest rate swaps	(23)	(32)	(49)	(127)
Increase (decrease) in value of hedged loans	424	(231)	1,359	(924)
Decrease in value of yield maintenance agreement	(3)	(4)	(10)	(11)
Net losses on fair value hedging relationships recognized in interest income	$(87)	$(45)	$(89)	$(123)

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

Page-28

Information on financial instruments that are eligible for offset in the consolidated statements of condition follows:

Offsetting of Financial Assets and Derivative Assets
		Gross Amounts	Net Amounts of	Gross Amounts Not Offset in
	Gross Amounts	Offset in the	Assets Presented	the Statements of Condition
	of Recognized	Statements of	in the Statements	Financial	Cash Collateral
(in thousands)	Assets	Condition	of Condition	Instruments	Received	Net Amount
September 30, 2019
Derivatives by Counterparty:
Counterparty A	$—	$—	$—	$—	$—	$—
Total	$—	$—	$—	$—	$—	$—
December 31, 2018
Derivatives by Counterparty:
Counterparty A	$161	$—	$161	$(161)	$—	$—
Total	$161	$—	$161	$(161)	$—	$—

Offsetting of Financial Liabilities and Derivative Liabilities
		Gross Amounts	Net Amounts of	Gross Amounts Not Offset in
	Gross Amounts	Offset in the	Liabilities Presented	the Statements of Condition
	of Recognized	Statements of	in the Statements	Financial	Cash Collateral
(in thousands)	Liabilities[1]	Condition	of Condition[1]	Instruments	Pledged	Net Amount
September 30, 2019
Derivatives by Counterparty:
Counterparty A	$1,603	$—	$1,603	$—	$(1,603)	$—
Total	$1,603	$—	$1,603	$—	$(1,603)	$—
December 31, 2018
Derivatives by Counterparty:
Counterparty A	$375	$—	$375	$(161)	$—	$214
Total	$375	$—	$375	$(161)	$—	$214

1 Amounts exclude accrued interest totaling $4 thousand at September 30, 2019 and $3 thousand at December 31, 2018.

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

Forward-looking statements are based on Management's current expectations regarding economic, legislative, and regulatory issues that may affect our earnings in future periods. A number of factors, many of which are beyond Management’s control, could cause future results to vary materially from current Management expectations. Such factors include, but are not limited to, general economic conditions and the economic uncertainty in the United States

Page-29

and abroad, including changes in interest rates, deposit flows, real estate values, and expected future cash flows on loans and securities; costs or effects of acquisitions; competition; changes in accounting principles, policies or guidelines; changes in legislation or regulation (including the Tax Cuts and Jobs Act of 2017); natural disasters (such as wildfires and earthquakes in our area); adverse weather conditions; interruptions of utility service in our markets for sustained periods; and other economic, competitive, governmental, regulatory and technological factors (including external fraud and cybersecurity threats) affecting our operations, pricing, products and services.

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

Page-30

Executive Summary

Earnings in the third quarter of 2019 totaled $9.4 million, compared to $8.7 million in the third quarter of 2018. Diluted earnings per share were $0.69 in the third quarter of 2019, compared to $0.62 (adjusted for stock split) in the same quarter a year ago. Earnings for the first nine months of 2019 totaled $25.2 million, compared to $23.0 million in the same period last year. Diluted earnings per share were $1.82 and $1.64 (adjusted for stock-split) in the first nine months of 2019 and 2018, respectively.

The following are highlights of our operating and financial performance for the periods presented:

•
Loans totaled $1,798.7 million at September 30, 2019, compared to $1,763.9 million at December 31, 2018. New loan originations of $156.1 million in the first nine months of 2019 was partially offset by payoffs of $107.8 million, and combined with changes in lines of credit utilization and amortization on existing loans, resulted in the net increase of $34.8 million. For the third quarter of 2019, loan originations of $77.3 million compared with third quarter 2018 loan originations of $52.6 million. Loan payoffs of $38.5 million in the third quarter of 2019, were lower than payoffs of $52.0 million the same period a year ago.

•
Strong credit quality remains a cornerstone of the Bank's consistent performance. Non-accrual loans totaled $422 thousand, or 0.02% of the loan portfolio at September 30, 2019, compared to $697 thousand, or 0.04% at December 31, 2018. Classified loans totaled $9.9 million at September 30, 2019, compared to $12.6 million at December 31, 2018. Accruing loans past due 30 to 89 days totaled $574 thousand at September 30, 2019, compared to $1.1 million at December 31, 2018. A $400 thousand provision for loan losses was recorded in the first nine months of 2019. There was no provision for loan losses recorded in 2018.

•
Total deposits increased $49.7 million in the first nine months of 2019 to $2,224.5 million at September 30, 2019. The increase was primarily due to normal cash fluctuations in some of our large business accounts. Non-interest bearing deposits increased $35.2 million from December 31, 2018 and represented 50% of total deposits at September 30, 2019. The annualized cost of total deposits for the first nine months of 2019 was 0.20%. Total deposits increased $122.5 million in the third quarter of 2019, compared to $75.1 million in the third quarter of 2018.

•
All capital ratios were above regulatory requirements to be considered well-capitalized. The total risk-based capital ratio for Bancorp was 15.3% at September 30, 2019, compared to 14.9% at December 31, 2018.

•
Return on assets was 1.49% for the quarter ended September 30, 2019, compared to 1.38% for the quarter ended September 30, 2018. Return on assets was 1.33% for the nine months ended September 30, 2019, compared to 1.24% for the nine months ended September 30, 2018. Return on equity was 11.34% for the quarter ended September 30, 2019, compared to 11.20% for the quarter ended September 30, 2018. Return on equity was 10.40% for the nine months ended September 30, 2019, compared to 10.17% for the nine months ended September 30, 2018.

•
Earnings were positively impacted by a benefit collected on bank-owned-life insurance ("BOLI") policies and an adjustment to the income tax provision related to a deferred tax liability true-up. These items positively impacted diluted earnings per share by approximately $0.06 for the quarter and first nine months of 2019.

•
The Board of Directors declared a cash dividend of $0.21 per share on October 18, 2019. This represents the 58th consecutive quarterly dividend paid by Bank of Marin Bancorp, a 30% payout ratio and 2% dividend yield based on the September 30, 2019 share price. The dividend is payable on November 8, 2019, to shareholders of record at the close of business on November 1, 2019.

For the remainder of 2019 and looking forward into 2020, we believe that our core values - relationship banking, disciplined fundamentals and commitment to the communities that we serve - will continue to drive the success of the Bank.  By building strong relationships in vibrant markets, we are able to grow our loan portfolio and deposit franchise organically. Disciplined fundamentals ensure that our credit quality remains high, our deposit base is reasonably priced, and our operations are highly efficient, all of which contribute to profitability.

Our strong liquidity and capital support our organic growth as well as possible acquisitions. This gives us a great deal of flexibility as we seek opportunities that add value to the Bank.

Page-31

RESULTS OF OPERATIONS

Highlights of the financial results are presented in the following tables:

(dollars in thousands)	September 30, 2019	December 31, 2018
Selected financial condition data:
Total assets	$2,592,071	$2,520,892
Loans, net	1,782,450	1,748,043
Deposits	2,224,524	2,174,840
Borrowings and other obligations	2,946	9,640
Stockholders' equity	333,065	316,407
Asset quality ratios:
Allowance for loan losses to total loans	0.90%	0.90%
Allowance for loan losses to non-accrual loans	38.45x	22.71x
Non-accrual loans to total loans	0.02%	0.04%
Capital ratios:
Equity to total assets ratio	12.85%	12.55%
Tangible common equity to tangible assets [1]	11.70%	11.30%
Total capital (to risk-weighted assets)	15.31%	14.93%
Tier 1 capital (to risk-weighted assets)	14.46%	14.10%
Tier 1 capital (to average assets)	11.92%	11.54%
Common equity Tier 1 capital (to risk weighted assets)	14.33%	13.98%

	Three months ended		Nine months ended
(dollars in thousands, except per share data)	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Selected operating data:
Net interest income	$24,151	$23,539	$71,786	$68,272
Non-interest income	2,721	2,236	6,766	6,716
Non-interest expense	14,200	13,971	44,644	44,561
Net income	9,448	8,680	25,162	22,960
Net income per common share: [4]
Basic	$0.70	$0.63	$1.84	$1.66
Diluted	$0.69	$0.62	$1.82	$1.64
Performance and other financial ratios:
Return on average assets	1.49%	1.38%	1.33%	1.24%
Return on average equity	11.34%	11.20%	10.40%	10.17%
Tax-equivalent net interest margin [2]	4.04%	3.97%	4.03%	3.91%
Efficiency ratio	52.84%	54.20%	56.83%	59.42%
Cash dividend payout ratio on common stock [3]	30.00%	25.60%	32.07%	27.79%
1 Tangible common equity to tangible assets is considered to be a meaningful non-GAAP financial measure of capital adequacy and is useful for investors to assess Bancorp's ability to absorb potential losses. Tangible common equity of $298 million and $281 million at September 30, 2019 and December 31, 2018, respectively, includes common stock, retained earnings and unrealized gains (losses) on available-for sale securities, net of tax, less goodwill and intangible assets. Tangible assets exclude goodwill and intangible assets of $35.0 million and $35.7 million at September 30, 2019 and December 31, 2018, respectively.
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

Page-32

Net Interest Income

Net interest income is the difference between the interest earned on loans, investments and other interest-earning assets and the interest expense incurred on deposits and other interest-bearing liabilities. Net interest income is impacted by changes in general market interest rates and by changes in the composition of interest-earning assets and interest-bearing liabilities. Interest rate changes can create fluctuations in the net interest income and/or margin due to an imbalance in the timing of repricing and maturity of assets and liabilities. We manage interest rate risk exposure with the goal of minimizing the impact of interest rate volatility on net interest income. For more information, refer to Item 3. Quantitative and Qualitative Disclosure about Market Risk in this Form 10-Q.

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

	Three months ended			Three months ended
	September 30, 2019			September 30, 2018
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Interest-bearing due from banks [1]	$77,467	$425	2.15%	$79,674	$400	1.96%
Investment securities [2,3]	506,023	3,443	2.72%	558,741	3,624	2.59%
Loans [1,3,4]	1,780,325	21,719	4.77%	1,715,295	20,504	4.68%
Total interest-earning assets [1]	2,363,815	25,587	4.24%	2,353,710	24,528	4.08%
Cash and non-interest-bearing due from banks	38,434			41,316
Bank premises and equipment, net	6,713			7,866
Interest receivable and other assets, net	114,537			86,039
Total assets	$2,523,499			$2,488,931
Liabilities and Stockholders' Equity
Interest-bearing transaction accounts	$137,861	$101	0.29%	$134,293	$58	0.17%
Savings accounts	170,166	17	0.04%	179,429	18	0.04%
Money market accounts	661,131	855	0.51%	609,821	337	0.22%
Time accounts including CDARS	101,404	147	0.57%	132,588	130	0.39%
Borrowings and other obligations [1]	599	4	2.69%	112	1	2.06%
Subordinated debentures [1]	2,682	57	8.27%	5,815	125	8.43%
Total interest-bearing liabilities	1,073,843	1,181	0.44%	1,062,058	669	0.25%
Demand accounts	1,088,903			1,101,288
Interest payable and other liabilities	30,268			18,022
Stockholders' equity	330,485			307,563
Total liabilities & stockholders' equity	$2,523,499			$2,488,931
Tax-equivalent net interest income/margin [1]		$24,406	4.04%		$23,859	3.97%
Reported net interest income/margin [1]		$24,151	4.00%		$23,539	3.91%
Tax-equivalent net interest rate spread			3.80%			3.83%

Page-33

	Nine months ended			Nine months ended
	September 30, 2019			September 30, 2018
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
(in thousands; unaudited)	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Interest-bearing due from banks [1]	$43,896	$754	2.27%	$82,304	$1,088	1.74%
Investment securities [2,3]	564,050	11,477	2.71%	555,414	10,512	2.52%
Loans [1,3,4]	1,765,260	63,786	4.76%	1,697,093	59,475	4.62%
Total interest-earning assets [1]	2,373,206	76,017	4.22%	2,334,811	71,075	4.01%
Cash and non-interest-bearing due from banks	34,634			42,488
Bank premises and equipment, net	7,108			8,188
Interest receivable and other assets, net	108,806			87,403
Total assets	$2,523,754			$2,472,890
Liabilities and Stockholders' Equity
Interest-bearing transaction accounts	$130,109	$269	0.28%	$148,141	$158	0.14%
Savings accounts	174,837	52	0.04%	179,543	54	0.04%
Money market accounts	665,167	2,406	0.48%	601,896	789	0.18%
Time accounts including CDARS	109,978	441	0.54%	142,563	426	0.40%
Borrowings and other obligations [1]	3,848	75	2.57%	115	2	1.92%
Subordinated debentures [1]	2,664	175	8.66%	5,785	362	8.25%
Total interest-bearing liabilities	1,086,603	3,418	0.42%	1,078,043	1,791	0.22%
Demand accounts	1,083,260			1,074,778
Interest payable and other liabilities	30,344			18,127
Stockholders' equity	323,547			301,942
Total liabilities & stockholders' equity	$2,523,754			$2,472,890
Tax-equivalent net interest income/margin [1]		$72,599	4.03%		$69,284	3.91%
Reported net interest income/margin [1]		$71,786	3.99%		$68,272	3.86%
Tax-equivalent net interest rate spread			3.80%			3.79%

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

	Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018				Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018
(in thousands)	Volume	Yield/Rate	Mix	Total	Volume	Yield/Rate	Mix	Total
Interest-bearing due from banks	$(11)	$37	$(1)	$25	$(508)	$326	$(152)	$(334)
Investment securities [1]	(342)	177	(16)	(181)	163	789	13	965
Loans [1]	777	422	16	1,215	2,389	1,849	73	4,311
Total interest-earning assets	424	636	(1)	1,059	2,044	2,964	(66)	4,942
Interest-bearing transaction accounts	2	41	—	43	(19)	148	(18)	111
Savings accounts	(1)	1	(1)	(1)	(1)	—	(1)	(2)
Money market accounts	28	452	38	518	83	1,388	146	1,617
Time accounts, including CDARS	(30)	62	(15)	17	(97)	146	(34)	15
Borrowings and other obligations	3	—	—	3	54	1	18	73
Subordinated debentures	(67)	(2)	1	(68)	(195)	18	(10)	(187)
Total interest-bearing liabilities	(65)	554	23	512	(175)	1,701	101	1,627
Changes in tax-equivalent net interest income	$489	$82	$(24)	$547	$2,219	$1,263	$(167)	$3,315
[1] Yields and interest income on tax-exempt securities and loans are presented on a taxable-equivalent basis using the federal statutory rate of 21%.

Third Quarter of 2019 Compared to Third Quarter of 2018

Net interest income totaled $24.2 million in the third quarter of 2019, compared to $23.5 million in the same quarter a year ago. The $612 thousand increase was reflective of higher average loan balances, higher yields across earning asset categories, and a land development loan interest recovery, partially offset by higher rates on deposits.

The reported net interest margin was 4.00% in the third quarter of 2019 compared to 3.91% in the same quarter of the previous year.  The 9 basis points increase compared to the third quarter of 2018 was related to higher yields, loan growth, and the land development loan interest recovery (6 basis points), partially offset by an increase in rates on deposit accounts.

First Nine Months of 2019 Compared to First Nine Months of 2018

Net interest income totaled $71.8 million in the first nine months of 2019, compared to $68.3 million in the same period a year ago. The $3.5 million increase primarily relates to higher average loan balances and higher yields across earning asset categories, partially offset by higher rates on deposits.

The reported net interest margin was 3.99% in the first nine months of 2019, compared to 3.86% in the same period of 2018.  The 13 basis points increase was related to higher yields, higher loan balances, and the land development loan interest recovery (2 basis points), partially offset by an increase in rates on deposit accounts.

Market Interest Rates

Market interest rates are, in part, influenced by the target federal funds interest rate (the interest rate banks charge each other for short-term borrowings) set by the Federal Reserve Open Market Committee ("FOMC"). During 2018, the FOMC made four 25-basis-point increases to a range of 2.25% to 2.50% as of December 2018, where it remained during the first half of 2019. In each of its July, September and October 2019 meetings, the FOMC lowered the federal funds rate by 0.25% to a range of 1.50% to 1.75% as of October 31, 2019. Because the Bank is asset sensitive, falling

Page-35

interest rates could put pressure on net interest margin. See ITEM 3. Quantitative and Qualitative Disclosure about Market Risk for further information.

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

Impaired loan balances totaled $12.4 million at September 30, 2019 and $15.0 million at December 31, 2018, with specific valuation allowances of $389 thousand and $778 thousand for the same respective dates. Loans graded special mention totaled $54.0 million at September 30, 2019 and $17.3 million at December 31, 2018. Contributing to the change in special mention during 2019 were four new loans that warranted the designation due to unique circumstances. These loans are either well-secured or have strong sponsorship and are not indicative of deteriorating credit quality in the loan portfolio. Classified assets (loans with substandard or doubtful risk grades) decreased to $9.9 million at September 30, 2019, from $12.6 million at December 31, 2018. The $2.7 million decrease was primarily due to a substantial pay down on a substandard classified land development loan in the second quarter, which was upgraded to a pass risk rating due to the borrower’s improved financial condition and low loan-to-value ratio.  There were no loans with doubtful risk grades at September 30, 2019 or December 31, 2018.

A $400 thousand provision for loan losses was recorded in the quarter ended September 30, 2019, which was consistent with loan growth. There was no provision for loan losses recorded in the three and nine months ended September 30, 2018. Net recoveries in the third quarter of 2019 totaled $6 thousand, compared to net recoveries of $4 thousand in the same quarter a year ago. Net recoveries totaled $19 thousand in the first nine months of 2019, compared to net recoveries of $50 thousand in the same period a year ago.

The ratio of loan loss reserves to total loans was 0.90% at September 30, 2019 and December 31, 2018. Non-accrual loans totaled $422 thousand, or 0.02% of total loans, at September 30, 2019, compared to $697 thousand, or 0.04%, at December 31, 2018.

For more information, refer to Note 5 to the Consolidated Financial Statements in this Form 10-Q.

Page-36

Non-interest Income

The following table details the components of non-interest income.

	Three months ended		Amount	Percent
(dollars in thousands)	September 30, 2019	September 30, 2018	Increase (Decrease)	Increase (Decrease)
Service charges on deposit accounts	$439	$475	$(36)	(7.6)%
Wealth Management and Trust Services	495	490	5	1.0%
Debit card interchange fees, net	406	402	4	1.0%
Merchant interchange fees, net	79	99	(20)	(20.2)%
Earnings on bank-owned life insurance, net	795	227	568	250.2%
Dividends on FHLB stock	202	194	8	4.1%
(Losses) on investment securities, net	—	(90)	90	(100.0)%
Other income	305	439	(134)	(30.5)%
Total non-interest income	$2,721	$2,236	$485	21.7%
	Nine months ended		Amount	Percent
(dollars in thousands)	September 30, 2019	September 30, 2018	Increase (Decrease)	Increase (Decrease)
Service charges on deposit accounts	$1,403	1,407	$(4)	(0.3)%
Wealth Management and Trust Services	1,406	1,493	(87)	(5.8)%
Debit card interchange fees, net	1,200	1,158	42	3.6%
Merchant interchange fees, net	253	297	(44)	(14.8)%
Earnings on bank-owned life insurance, net	970	685	285	41.6%
Dividends on FHLB stock	591	582	9	1.5%
Gains (losses) on investment securities, net	55	(79)	134	NM
Other income	888	1,173	(285)	(24.3)%
Total non-interest income	$6,766	$6,716	$50	0.7%
NM- Not Meaningful

Third Quarter of 2019 Compared to Third Quarter of 2018

Non-interest income increased by $485 thousand in the third quarter of 2019 to $2.7 million, compared to $2.2 million in the same quarter a year ago. The increase in earnings on BOLI was primarily attributed to a $562 thousand benefit collected on BOLI policies. The decrease in other income was primarily due to lower fee income from one-way deposit sales to third-party deposit networks. Additionally, there was a net loss on investments securities in the same quarter a year ago due to the sale of municipal securities.

First Nine Months of 2019 Compared to First Nine Months of 2018

Non-interest income increased by $50 thousand in the first nine months of 2019 to $6.8 million, compared to $6.7 million in the same period a year ago. The increase in earnings on bank-owned life insurance was primarily due to the benefit mentioned above (partially offset by $283 thousand non-refundable underwriting costs associated with two new bank-owned life insurance policies purchased in the first quarter of 2019). The sale of securities resulted in a net gain in the first nine months of 2019, contrary to the net loss experienced in the same period a year ago. The decrease in other income was primarily due to the decrease in deposit network income discussed above. The decrease in wealth management and trust services income was primarily attributed to the exit of a high-risk, high balance trust client and multiple large estate asset distributions in mid-2018, and the loss of a large agency client in June of 2019 due to death. These losses were partially offset by new clients in late 2018 and early 2019.

Page-37

Non-interest Expense

The following table details the components of non-interest expense.

	Three months ended		Amount	Percent
(dollars in thousands)	September 30, 2019	September 30, 2018	Increase (Decrease)	Increase (Decrease)
Salaries and related benefits	$8,412	$8,069	$343	4.3%
Occupancy and equipment	1,507	1,444	63	4.4%
Depreciation and amortization	573	532	41	7.7%
Federal Deposit Insurance Corporation insurance	1	186	(185)	(99.5)%
Data processing	923	950	(27)	(2.8)%
Professional services	580	727	(147)	(20.2)%
Directors' expense	189	173	16	9.2%
Information technology	279	262	17	6.5%
Core deposit intangible amortization	222	230	(8)	(3.5)%
Other non-interest expense
Advertising	183	118	65	55.1%
Other expense	1,331	1,280	51	4.0%
Total other non-interest expense	1,514	1,398	116	8.3%
Total non-interest expense	$14,200	$13,971	$229	1.6%

	Nine months ended		Amount	Percent
(dollars in thousands)	September 30, 2019	September 30, 2018	Increase (Decrease)	Increase (Decrease)
Salaries and related benefits	$26,426	$25,402	$1,024	4.0%
Occupancy and equipment	4,616	4,462	154	3.5%
Depreciation and amortization	1,701	1,625	76	4.7%
Federal Deposit Insurance Corporation insurance	354	568	(214)	(37.7)%
Data processing	2,942	3,354	(412)	(12.3)%
Professional services	1,701	2,836	(1,135)	(40.0)%
Directors' expense	555	530	25	4.7%
Information technology	822	795	27	3.4%
Core deposit intangible amortization	665	691	(26)	(3.8)%
Provision for losses on off-balance sheet commitments	129	—	129	100.0%
Other non-interest expense
Advertising	588	426	162	38.0%
Other expense	4,145	3,872	273	7.1%
Total other non-interest expense	4,733	4,298	435	10.1%
Total non-interest expense	$44,644	$44,561	$83	0.2%

Third Quarter of 2019 Compared to Third Quarter of 2018

Non-interest expense increased by $229 thousand to $14.2 million in the third quarter of 2019, compared to $14.0 million the same quarter a year ago. The increase was primarily due to $343 thousand more in salaries and related benefits due to six additional full-time equivalent ("FTE") staff and annual merit increases, partially offset by a reversal of Federal Deposit Insurance Corporation ("FDIC") deposit insurance expense when notified that the June 30, 2019 FDIC Deposit Insurance Fund reserve exceeded its billing threshold. Additionally, there were fewer fees associated with professional services in the third quarter of 2019 (primarily due to core processing system contract negotiation costs in 2018).

First Nine Months of 2019 Compared to First Nine Months of 2018

Page-38

Non-interest expense increased by $83 thousand to $44.6 million in the first nine months of 2019, compared to $44.56 million in the same period a year ago. In the first nine months of 2019, we incurred $1.0 million more in salaries and related benefits due to four additional FTE staff, personnel severance, and annual merit increases. In contrast, $1.1 million more in core processing system contract negotiation costs and $954 thousand Bank of Napa acquisition related expenses were incurred in 2018. The alleviation of data processing costs (mostly attributed to Bank of Napa conversion fees in 2018) and FDIC insurance expense reversal mentioned above, are more than offset by a $129 thousand provision for losses on off-balance sheet commitments and higher costs associated with the normal course of business in the first nine months of 2019.

Provision for Income Taxes

Income tax provisions reflect accruals for taxes at the applicable rates for federal income tax and California franchise tax based upon reported pre-tax income. Provisions also reflect permanent differences between income for tax and financial reporting purposes (such as earnings on tax exempt loans and municipal securities, BOLI, and low-income housing tax credits) as well as transactions with discrete tax effects (such as the exercise of stock options, the disqualifying dispositions of incentive stock options and vesting of restricted stock awards).

The provision for income taxes for the third quarter of 2019 totaled $2.8 million at an effective tax rate of 23.0%, compared to $3.1 million at an effective tax rate of 26.5% in the same quarter last year. The decrease reflected higher tax exempt BOLI income from death benefits (discussed in Non-Interest Income, above) and a $327 thousand deferred tax liability true-up adjustment in 2019.

The provision for income taxes for the first nine months of 2019 totaled $8.3 million at an effective tax rate of 24.9%, compared to $7.5 million at an effective tax rate of 24.5% for the first nine months of 2018. The increase in the provision reflected the higher level of pre-tax income and lower tax-exempt interest income. The increase in the effective tax rate in the first nine months of 2019 compared to the first nine months of 2018 was primarily due to a higher level of discrete tax benefits in 2018 from the exercise of stock options and vesting of restricted stock. These discrete tax benefits reduced the effective tax rate approximately 50 basis points in the first nine months of 2019 versus 150 basis points in the same period a year ago. Discrete tax benefits were higher in the first nine months of 2018 due to higher nonqualified stock option exercise activity from former employees of Bank of Napa post-acquisition. The increase in the effective tax rate was partially offset by approximately 100 basis points due to the deferred tax liability true-up adjustment.

We file a consolidated return in the U.S. Federal tax jurisdiction and a combined return in the State of California tax jurisdiction. There were no ongoing federal or state income tax examinations at the issuance of this report. At September 30, 2019, neither the Bank nor Bancorp had accruals for interest nor penalties related to unrecognized tax benefits.

FINANCIAL CONDITION SUMMARY

At September 30, 2019, assets totaled $2,592.1 million, an increase of $71.2 million, from December 31, 2018, mainly reflecting an increase in loans, deposit inflows and cash flows from our securities portfolio as discussed below.

Investment Securities

The investment securities portfolio totaled $500.9 million at September 30, 2019, a decrease of $118.7 million from December 31, 2018. The decrease reflects calls, paydowns, maturities and sales totaling $150.5 million, partially offset by purchases of $18.9 million in 2019 and increase in fair value of available-for-sale securities in 2019. We sold $66 million in lower yielding, shorter term securities in early 2019 to manage our interest rate spread and cash position.

The following table summarizes our investment in obligations of state and political subdivisions at September 30, 2019 and December 31, 2018.

Page-39

	September 30, 2019			December 31, 2018
(dollars in thousands)	Amortized Cost	Fair Value	% of Total State and Political Subdivisions	Amortized Cost	Fair Value	% of Total State and Political Subdivisions
Within California:
General obligation bonds	$4,603	$4,828	8.2%	$14,438	$14,418	16.0%
Revenue bonds	2,930	2,980	5.2	7,109	7,108	7.9
Tax allocation bonds	3,886	3,978	6.9	4,541	4,601	5.0
Total within California	11,419	11,786	20.3	26,088	26,127	28.9
Outside California:
General obligation bonds	39,476	40,409	70.5	56,186	55,199	62.3
Revenue bonds	5,140	5,172	9.2	7,883	7,850	8.8
Total outside California	44,616	45,581	79.7	64,069	63,049	71.1
Total obligations of state and political subdivisions	$56,035	$57,367	100.0%	$90,157	$89,176	100.0%

The portion of the portfolio outside the state of California is distributed among twelve states. Of the total investment in obligations of state and political subdivisions, the largest concentrations outside California are Texas (28.2%), Florida (9.7%), and Washington (8.3%). Revenue bonds, both within and outside California, primarily consist of bonds relating to essential services (such as public improvements, transportation and utilities) and school district bonds.

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

Loans

Loans increased by $34.8 million and totaled $1,798.7 million at September 30, 2019. New loan originations of $156.1 million in the first nine months of 2019 were distributed across Commercial Banking and Consumer Banking. Loan payoffs totaled $107.8 million in the first nine months. The largest portion of payoffs in 2019 reflected the sale of assets underlying loans and the successful completion of construction projects.

Liabilities

During the first nine months of 2019, total liabilities increased by $54.5 million to $2,259.0 million. Deposits increased $49.7 million in the first nine months of 2019. Non-interest bearing deposits increased $35.2 million in the first nine months of 2019 to $1,101.3 million, and represented 49.5% of total deposits at September 30, 2019, compared to 49.0% at December 31, 2018. We repaid a $7.0 million overnight borrowing from FHLB at year end of 2018. Liabilities as of September 30, 2019 included operating lease liabilities totaling $13.7 million that were recorded in 2019 after the adoption of the new lease accounting standard, as discussed in Notes 2 and 8 to the consolidated financial statements.

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

Page-40

we must meet specific capital guidelines that involve quantitative measures of our assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and the Bank’s prompt corrective action classification are also subject to qualitative judgments by the regulators about components of capital, risk weightings and other factors.

Management reviews capital ratios on a regular basis to ensure that capital exceeds the prescribed regulatory minimums and is adequate to meet our anticipated future needs.  For all periods presented, the Bank’s ratios exceed the regulatory definition of “well capitalized” under the regulatory framework for prompt corrective action and Bancorp’s ratios exceed the required minimum ratios to be considered a well-capitalized bank holding company. In addition, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action as of June 30, 2019. There are no conditions or events since that notification that Management believes have changed the Bank’s categories and we expect the Bank to remain well capitalized for prompt corrective action purposes.

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

The Bancorp’s and Bank’s capital adequacy ratios as of September 30, 2019 and December 31, 2018 are presented in the following tables. Bancorp's Tier 1 capital includes the subordinated debentures, which are not included at the Bank level.

Capital Ratios for Bancorp (dollars in thousands)	Actual Ratio		Adequately Capitalized Threshold[1]			Ratio to be a Well Capitalized Bank Holding Company
September 30, 2019	Amount	Ratio	Amount		Ratio	Amount		Ratio
Total Capital (to risk-weighted assets)	$312,801	15.31%	≥ $	204,365	≥ 10.00%	≥ $	204,365	≥ 10.00%
Tier 1 Capital (to risk-weighted assets)	$295,474	14.46%	≥ $	163,492	≥ 8.00%	≥ $	163,492	≥ 8.00%
Tier 1 Capital (to average assets)	$295,474	11.92%	≥ $	123,958	≥ 5.00%	≥ $	123,958	≥ 5.00%
Common Equity Tier 1 (to risk-weighted assets)	$292,783	14.33%	≥ $	132,837	≥ 6.50%	≥ $	132,837	≥ 6.50%
December 31, 2018
Total Capital (to risk-weighted assets)	$305,224	14.93%	≥ $	201,943	≥ 9.875%	≥ $	204,499	≥ 10.00%
Tier 1 Capital (to risk-weighted assets)	$288,445	14.10%	≥ $	161,043	≥ 7.875%	≥ $	163,599	≥ 8.00%
Tier 1 Capital (to average assets)	$288,445	11.54%	≥ $	100,011	≥ 4.000%	≥ $	125,013	≥ 5.00%
Common Equity Tier 1 (to risk-weighted assets)	$285,805	13.98%	≥ $	130,368	≥ 6.375%	≥ $	132,925	≥ 6.50%
1 The adequately capitalized threshold includes the capital conservation buffer that was effective in 2018 and fully phased-in on January 1, 2019.

Page-41

Capital Ratios for the Bank (dollars in thousands)	Actual Ratio		Adequately Capitalized Threshold[1]			Ratio to be Well Capitalized under Prompt Corrective Action Provisions
September 30, 2019	Amount	Ratio	Amount		Ratio	Amount		Ratio
Total Capital (to risk-weighted assets)	$298,291	14.60%	≥ $	204,347	≥ 10.00%	≥ $	204,347	≥ 10.00%
Tier 1 Capital (to risk-weighted assets)	$280,964	13.75%	≥ $	163,478	≥ 8.00%	≥ $	163,478	≥ 8.00%
Tier 1 Capital (to average assets)	$280,964	11.33%	≥ $	123,945	≥ 5.00%	≥ $	123,945	≥ 5.00%
Common Equity Tier 1 (to risk-weighted assets)	$280,964	13.75%	≥ $	132,826	≥ 6.50%	≥ $	132,826	≥ 6.50%
December 31, 2018
Total Capital (to risk-weighted assets)	$285,969	13.98%	≥ $	201,297	≥ 9.875%	≥ $	204,483	≥ 10.00%
Tier 1 Capital (to risk-weighted assets)	$269,191	13.16%	≥ $	161,031	≥ 7.875%	≥ $	163,587	≥ 8.00%
Tier 1 Capital (to average assets)	$269,191	10.77%	≥ $	99,994	≥ 4.000%	≥ $	124,992	≥ 5.00%
Common Equity Tier 1 (to risk-weighted assets)	$269,191	13.16%	≥ $	130,358	≥ 6.375%	≥ $	132,914	≥ 6.50%
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

At September 30, 2019 our liquid assets, which included unencumbered available-for-sale securities and cash, totaled $471.0 million, an increase of $37.8 million from December 31, 2018. Our cash and cash equivalents increased $148.3 million from December 31, 2018. Significant sources of liquidity during the first nine months of 2019 included $150.5 million in paydowns, maturities and sales of investment securities, an increase in deposits of $49.7 million, and $30.6 million net cash provided by operating activities. Significant uses of liquidity during the first nine months of 2019 included $32.9 in loan originations net of collections, $18.9 million in investment securities purchased, $13.3 million in common stock repurchases, $7.0 million repayment of borrowing from FHLB, $8.1 million in cash dividends paid on common stock to our shareholders, and $1.9 million in purchases of bank-owned life insurance policies. Refer to the Consolidated Statement of Cash Flows in this Form 10-Q for additional information on our sources and uses of liquidity. Management anticipates that our current strong liquidity position and core deposit base will provide adequate liquidity to fund our operations.

Undrawn credit commitments, as discussed in Note 8 to the Consolidated Financial Statements in this Form 10-Q, totaled $481.7 million at September 30, 2019. These commitments, to the extent used, are expected to be funded primarily through the repayment of existing loans, deposit growth and liquid assets. Over the next twelve months, $62.9 million of time deposits will mature. We expect new deposits to replace these funds. Our emphasis on local deposits combined with our equity position, provides a very stable funding base.

Page-42

Since Bancorp is a holding company and does not conduct regular banking operations, its primary sources of liquidity are dividends from the Bank. Under the California Financial Code, payment of a dividend from the Bank to Bancorp without advance regulatory approval is restricted to the lesser of the Bank’s retained earnings or the amount of the Bank’s net profits from the previous three fiscal years less the amount of dividends paid during that period. The primary uses of funds for Bancorp are shareholder dividends and ordinary operating expenses.  Bancorp held $14.3 million of cash at September 30, 2019. The cash level at Bancorp is deemed sufficient to cover Bancorp's operational needs, share repurchases, and cash dividends to shareholders through mid 2020. Management anticipates that the Bank will continue to have sufficient earnings to provide dividends to Bancorp to meet its funding requirements going forward.

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

ALCO and the Board of Directors review our exposure to interest rate risk at least quarterly. We use simulation models to measure interest rate risk and to evaluate strategies to improve profitability. A simplified static statement of condition is prepared on a quarterly basis as a starting point, using instrument level data of our actual loans, investments, borrowings and deposits as inputs. If potential changes to net equity value and net interest income resulting from hypothetical interest rate changes are not within the limits established by the Board of Directors, Management may adjust the asset and liability mix to bring the risk position within approved limits or take other actions. At September 30, 2019, interest rate risk was within policy guidelines established by ALCO and the Board. One set of interest rates modeled and evaluated against flat interest rates is a series of immediate parallel shifts in the yield curve. These are provided in the following table as an example rather than an expectation of likely interest rate movements.

Immediate Changes in Interest Rates (in basis points)	Estimated Change in Net Interest Income in Year 1, as percent of Net Interest Income	Estimated Change in Net Interest Income in Year 2, as percent of Net Interest Income
up 400	(1.7)%	8.7%
up 300	(1.0)%	7.4%
up 200	(0.4)%	5.9%
up 100	—%	3.7%
down 100	(4.2)%	(8.9)%
down 200	(7.9)%	(15.9)%

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

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2019, there were no significant changes that materially affected, or are reasonably likely to affect, our internal control over financial reporting. The term internal control over financial reporting, as defined by Rule 15d-15(f) of the Act, is a process designed by, or under the supervision of, the issuer's principal executive and principal financial officers, or persons performing similar functions, and effected by the issuer's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

During the three months ended September 30, 2019, Bancorp repurchased 65,127 shares at an average price of $41.79 per share for a total cost of $2.7 million. The following table reflects repurchases under the Share Repurchase Program for the periods presented.

(in thousands, except per share data)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value That May yet Be Purchased Under the Program
Period
July 1-31, 2019	19,070	$42.62	19,070	$6,730
August 1-31, 2019	26,019	41.21	26,019	5,657
September 1-30, 2019	20,038	41.76	20,038	4,819
Total	65,127	$41.79	65,127

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

Bank of Marin Bancorp
(registrant)

November 8, 2019	/s/ Russell A. Colombo
Date	Russell A. Colombo
President &
Chief Executive Officer
(Principal Executive Officer)

November 8, 2019	/s/ Tani Girton
Date	Tani Girton
Executive Vice President &
Chief Financial Officer
(Principal Financial Officer)

November 8, 2019	/s/ David A. Merck
Date	David A. Merck
Vice President &
Financial Reporting Manager
(Principal Accounting Officer)

Page-47