Form 10-K
period 2019-12-31
Bank of Marin Bancorp
filed 2020-03-13
CIK 1403475

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

(Mark One)
 ☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

OR

 ☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission File Number  001-33572

Bank of Marin Bancorp
(Exact name of Registrant as specified in its charter)

California				20-8859754
(State or other jurisdiction of incorporation)				(IRS Employer Identification No.)
504 Redwood Blvd.	Suite 100	Novato	CA	94947
(Address of principal executive office)				(Zip Code)

Registrant’s telephone number, including area code:  (415) 763-4520

Securities registered pursuant to Section 12 (b) of the Act:

None

Securities registered pursuant to section 12(g) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Common Stock, No Par Value,	BMRC	The Nasdaq Stock Market
and attached Share Purchase Rights

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
Yes   ☐         No  ☒

As of June 29, 2019, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the voting common equity held by non-affiliates, based upon the closing price per share of the registrant's common stock as reported by the Nasdaq, was approximately $525 million. For the purpose of this response, directors and certain officers of the Registrant are considered affiliates at that date.

As of February 28, 2020, there were 13,596,535 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on May 12, 2020 are incorporated by reference into Part III.

TABLE OF CONTENTS

PART I		Page-4

Forward-Looking Statements		Page-4

ITEM 1.	BUSINESS	Page-4
ITEM 1A.	RISK FACTORS	Page-12
ITEM 1B.	UNRESOLVED STAFF COMMENTS	Page-19
ITEM 2.	PROPERTIES	Page-20
ITEM 3.	LEGAL PROCEEDINGS	Page-20
ITEM 4.	MINE SAFETY DISCLOSURES	Page-20

PART II		Page-21

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	Page-21
ITEM 6.	SELECTED FINANCIAL DATA	Page-23
ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	Page-24
	Forward-Looking Statements	Page-24
	Critical Accounting Policies	Page-24
	Executive Summary	Page-25

	RESULTS OF OPERATIONS	Page-26
	Net Interest Income	Page-26
	Provision for Loan Losses	Page-28
	Non-Interest Income	Page-28
	Non-Interest Expense	Page-29
	Provision for Income Taxes	Page-29

	FINANCIAL CONDITION	Page-30
	Investment Securities	Page-30
	Loans	Page-32
	Allowance for Loan Losses	Page-34
	Other Assets	Page-37
	Deposits	Page-37
	Borrowings	Page-38
	Deferred Compensation Obligations	Page-38
	Off Balance Sheet Arrangements and Commitments	Page-39
	Capital Adequacy	Page-39
	Liquidity	Page-40

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	Page-41

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Page-42

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

ITEM 1        BUSINESS

Bank of Marin (the “Bank”) was incorporated in August 1989, received its charter from the California Superintendent of Banks (now the California Department of Business Oversight or "DBO") and commenced operations in January 1990. The Bank is an insured bank by the Federal Deposit Insurance Corporation (“FDIC”). Bank of Marin Bancorp (“Bancorp”) was formed in 2007 and the Bank became its sole subsidiary when each share of Bank common stock was exchanged for one share of Bancorp common stock. Bancorp is listed on the Nasdaq Stock Market under the symbol BMRC. Upon formation of the holding company, Bancorp became subject to regulation under the Bank Holding Company Act of 1956, as amended, and reporting and examination requirements by the Board of Governors of the Federal Reserve System ("Federal Reserve"). Bancorp files periodic reports and proxy statements with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended.

References in this report to “Bancorp” mean Bank of Marin Bancorp, parent holding company for the Bank. References to “we,” “our,” “us” mean the holding company and the Bank that are consolidated for financial reporting purposes.

Virtually all of our business is conducted through Bancorp's subsidiary, Bank of Marin, which is headquartered in Novato, California. In addition to our headquarters, we operate twenty-three offices in Alameda, Contra Costa, Marin, Napa, San Francisco, and Sonoma counties, with a strong emphasis on supporting the local communities. Our customer base is made up of business and personal banking relationships from the communities near our office locations. Our business banking focus is on small to medium-sized businesses, professionals and not-for-profit organizations.

We offer a broad range of commercial and retail deposit and lending programs designed to meet the needs of our target markets. Our lending categories include commercial real estate loans, commercial and industrial loans (including small business loans), construction financing, consumer loans, and home equity lines of credit. Merchant card services

Page-4

are available for our business customers. Through third-party vendors, we offer Visa® credit card programs for consumers and businesses, an American Express® credit card program, a leasing program for commercial equipment financing, prepaid business cards for handling expense reimbursements and a full suite of cash management services.

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

Other products and services include Apple Pay®, Samsung Pay®, Google Pay®, SurePayroll®, Positive Pay (fraud detection tool), and solutions for clients with cash management needs such as Cash Vault and SafePoint®.

Automated teller machines (“ATM's”) are available at most retail branch locations. Our ATM network is linked to the PLUS, CIRRUS and NYCE networks, as well as to a network of nation-wide surcharge-free ATM's called MoneyPass. We also offer our depositors 24-hour access to their accounts by telephone and through digital banking services available to personal and business account holders.

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

Market Area

Our primary market area consists of Marin, San Francisco, Napa, Alameda, Sonoma, and Contra Costa counties. Our customer base is primarily made up of business, not-for-profit and personal banking relationships within these market areas.

We attract deposit relationships from small to medium-sized businesses, not-for-profit organizations and professionals, merchants and individuals who live and/or work in the communities comprising our market areas. As of December 31, 2019, the majority of our deposits were in Marin County and southern Sonoma County, and approximately 61% of our deposits were from businesses and 39% from individuals.

Competition

The banking business in California generally, and in our market area specifically, is highly competitive with respect to attracting both loan and deposit relationships. The increasingly competitive environment is affected by changes in regulation, interest rates, technology and product delivery systems, and consolidation among financial service providers. The banking industry is seeing strong competition for quality loans, with larger banks expanding their activities to attract businesses that are traditionally community bank customers. In all of our six counties, we have significant competition from nationwide banks with much larger branch networks and greater financial resources, as well as credit unions and other local and regional banks. Nationwide banks have the competitive advantages of national advertising campaigns. Large commercial banks also have substantially greater lending limits and the ability to offer certain services, which

Page-5

are not offered directly by us. Other competitors for depositors' funds are money market mutual funds and non-bank financial institutions such as brokerage firms and insurance companies.

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

In Marin County, we have the fourth largest market share of total deposits at 10.8%, based upon FDIC deposit market share data as of June 30, 20191. A significant driver of our franchise value is the growth and stability of our deposits, a low-cost funding source for our loan portfolio.

Employees

At December 31, 2019, we employed 290 full-time equivalent (“FTE”) staff. The actual number of employees, including part-time employees, at year-end 2019 included seven executive officers, 127 other corporate officers and 172 staff. None of our employees are presently represented by a union or covered by a collective bargaining agreement. We believe that our employee relations are good. We have consistently been recognized as one of the “Best Places to Work” by the North Bay Business Journal.

SUPERVISION AND REGULATION

Bank holding companies and banks are extensively regulated under both federal and state law. The following discussion summarizes certain significant laws, rules and regulations affecting Bancorp and the Bank.

Bank Holding Company Regulation

Upon formation of the bank holding company on July 1, 2007, we became subject to regulation under the Bank Holding Company Act of 1956, as amended (“BHCA”) which subjects Bancorp to Federal Reserve reporting and examination requirements. Under the Federal Reserve law and regulations, a bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks. Under this requirement, Bancorp is expected to commit resources to support the Bank, including at times when Bancorp may not be in a financial position to provide such resources, and it may not be in Bancorp's, or Bancorp's shareholders’ or creditors’, best interests to do so. In addition, any capital loans Bancorp makes to the Bank are subordinate in right of payment to depositors and to certain other indebtedness of the Bank. The BHCA regulates the activities of holding companies including acquisitions, mergers and consolidations and, together with the Gramm-Leach Bliley Act of 1999, the scope of allowable banking activities. Bancorp is also a bank holding company within the meaning of the California Financial Code. As such, Bancorp and its subsidiaries are subject to examination by, and may be required to file reports with, the DBO.

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

The Bank addresses the many state and federal regulations it is subject to through a comprehensive compliance program.

______________________________________________________________________________________
1 Source: S&P Global Market Intelligence of New York, New York

Page-6

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

Dividends and Stock Repurchases

Bancorp's ability to pay dividends to its shareholders may be affected by both general corporate law considerations and the policies of the Federal Reserve applicable to bank holding companies. As a California corporation, Bancorp is subject to the limitations of California law, which allows a corporation to distribute cash or property to shareholders, including a dividend or repurchase or redemption of shares, if the corporation meets certain tests based its performance and financial condition. Bancorp's primary source of cash is dividends received from the Bank. Prior to any distribution from the Bank to Bancorp, we ensure that the dividend computations comply with the provisions of the California Financial Code and regulations set forth by the DBO and the FDIC. See Note 8 to the Consolidated Financial Statements, under the heading “Dividends” in ITEM 8 of this report for more information.

FDIC Insurance Assessments

The FDIC insures our customers' deposits to the maximum amount permitted by law, which is currently $250,000 per depositor, based on the 2010 Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”).

FDIC insurance coverage is funded by the FDIC's assessment on insured depository institutions like us and FDIC's annual base assessment rates are currently between 1.5 and 40 basis points on the depository institution's quarterly average consolidated total assets minus average tangible equity. Base assessment rates for banks vary depending on whether a depository institution is small or large and highly complex per FDIC's definition. In deriving the base assessment rate, the FDIC applies financial ratios, scorecards, and other financial measures to determine a bank's ability to withstand financial stress.

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

Page-7

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

In December 2019, the FDIC and the OCC announced a proposal to modernize the agencies’ regulations under the CRA that have not been substantively updated for nearly 25 years. In order to increase transparency for CRA exams, the proposal clarifies what qualifies for credit under the CRA, enabling banks and their partners to better implement lending and deposit activities that can benefit communities.  The proposal also updates the definition of a small business loan and creates an additional definition of “assessment area” tied to where deposits are located, in part to address changes that have occurred due to the rise in digital banking, ensuring that banks continue to provide loans and other services to low- and moderate-income individuals and businesses in their communities.

Anti-Money-Laundering Regulations

A series of banking laws and regulations beginning with the Bank Secrecy Act in 1970 requires banks to prevent, detect, and report illicit or illegal financial activities to the federal government to prevent money laundering, international drug trafficking, and terrorism. Under the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, financial institutions are subject to prohibitions against specified financial transactions and account relationships, requirements regarding the Customer Identification Program, as well as enhanced due diligence and “know your customer” standards in their dealings with high risk customers, foreign financial institutions, and foreign individuals and entities. In 2016, Customer Due Diligence Rules under the Bank Secrecy Act clarified and strengthened customer due diligence requirements. These rules contained explicit customer due diligence requirements which included a new requirement to identify and verify the identity of beneficial owners of legal entity customers.

Privacy and Data Security

The Gramm-Leach Bliley Act (“GLBA”) of 1999 imposes requirements on financial institutions with respect to consumer privacy and the disclosure of non-public personal information about individuals who apply for or obtain a financial product to be used for personal, family or household purposes. The GLBA generally prohibits disclosure of consumer information to most nonaffiliated third parties unless the consumer has been given the opportunity to object and has not objected to such disclosure. Financial institutions are further required to disclose their privacy policies to consumers and the conditions under which an institution may disclose non-public information about a consumer to a nonaffiliated third-party. The GLBA also directs federal regulators, including the FDIC, to prescribe standards for the security of consumer information. We are subject to such standards, as well as standards for notifying consumers in the event of a security breach. We must disclose our privacy policy to consumers and permit consumers to "opt out" of having non-public customer information disclosed to third parties. We are required to have an information security program to safeguard the confidentiality and security of customer information and to ensure proper disposal of information that is no longer needed. We notify our customers when unauthorized disclosure involves sensitive customer information that may be misused. Effective January 2020, the California Consumer Privacy Act (“CCPA”) added required notice about personal information we collect, use, share, and disclose for business purposes. The CCPA provides California residents rights regarding their personal information specifically related to exercising access, data portability and deletion rights. There are also California breach notification and disclosure requirements.

Consumer Protection Regulations

Our lending activities are subject to a variety of statutes and regulations designed to protect consumers, including the CRA, Home Mortgage Disclosure Act, Fair Credit Reporting Act, Fair Lending, Fair Debt Collection Practices Act, Flood Disaster Protection Act, Equal Credit Opportunity Act, the Fair Housing Act, Truth-in-Lending Act ("TILA"), the Real Estate Settlement Procedures Act ("RESPA"), Protecting Tenants at Foreclosure, and the Secure and Fair Enforcement for Mortgage Licensing Act ("SAFE"). Our deposit operations are also subject to laws and regulations that protect consumer rights including Expedited Funds Availability, Truth in Savings Act ("TISA"), and Electronic Funds Transfers.

Page-8

Other regulatory requirements include: the Unfair, Deceptive or Abusive Acts and Practices ("UDAAP"), Dodd-Frank Act, Right to Financial Privacy, Telephone Consumer Protection Act and Privacy of Consumer Financial Information. Additional rules govern check writing ability on certain interest earning accounts and prescribe procedures for complying with administrative subpoenas of financial records.

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

Capital Requirements

The Federal Deposit Insurance Act, as amended (“FDIA”), requires federal banking agencies to take prompt corrective action (“PCA”) with respect to depository institutions that do not meet minimum capital requirements. The FDIA includes the following five capital tiers: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” A depository institution’s capital tier will depend upon how its capital levels compare with various relevant capital measures and certain other factors, as established by regulation. Bancorp's ratios exceed the required minimum ratios for capital adequacy purposes and the Bank meets the definition for "well capitalized." Undercapitalized depository institutions may be subject to significant restrictions. Banks that are categorized as "critically undercapitalized" are subject to dividend restrictions.

In July 2013, the federal banking regulators approved a final rule to implement the revised capital adequacy standards of the Basel Committee on Banking Supervision, commonly called Basel III, which became effective January 1, 2015 (subject to a phase-in period). The final rule strengthened the definition of regulatory capital, increased risk-based capital requirements, made selected changes to the calculation of risk-weighted assets, and adjusted the prompt corrective action thresholds. We have implemented the fully phased-in capital rules as of January 1, 2019 and have been in compliance throughout the implementation period of Basel III. For additional information on our risk-based capital positions, refer to the Capital Adequacy section within ITEM 7 to Management's Discussion and Analysis and Note 15 of the Consolidated Financial Statements within ITEM 8 of this report.
Effective January 1, 2020, the federal banking agencies' jointly-issued final rule on the community bank leverage ratio ("CBLR") provides for an optional, simplified measure of capital adequacy for qualifying community banking organizations, consistent with Section 201 of the Economic Growth, Regulatory Relief, and Consumer Protection Act (the "Economic Growth Act"). Qualifying community banking organizations are defined as having less than $10 billion in total consolidated assets that meet risk-based qualifying criteria, a CBLR of greater than 9 percent, off-balance sheet exposure of 25 percent or less of total consolidated assets, trading assets and liabilities of 5 percent or less of total consolidated assets, and cannot be an advanced approaches institution. Such a community banking organization would not be subject to other risk-based and leverage capital requirements (including the Basel III and Basel IV requirements) and would be considered to have met the "well capitalized" ratio requirements. The CBLR is determined by dividing a financial institution’s tangible equity capital by its average total consolidated assets. The rule further describes what is included in tangible equity capital and average total consolidated assets. Qualifying banks may opt in and out of the CBLR framework at any time. While we are a qualifying community banking organization, we will assess the implications of opting into this rule in the future. See below, for further discussion of the Economic Growth Act.

The Dodd-Frank Wall Street Reform and Consumer Protection Act and the Economic Growth, Regulatory Relief, and Consumer Protection Act

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

Page-9

requirements for certain institutions, established consumer protection laws and regulations, and placed limitations on certain banking activities.

In an attempt to reduce the regulatory burden on U.S. companies, including financial institutions, in May 2018, the current Presidential Administration signed the Economic Growth Act, which repeals or modifies certain provisions of the Dodd-Frank Act and eases regulations on all but the largest banks. The Economic Growth Act’s highlights include improving consumer access to mortgage credit, adding certain protections for consumers, including veterans and active duty military personnel, expanding credit freezes and creating an identity theft protection database. While the Economic Growth Act modifies several provisions in the Dodd-Frank Act, the modifications are subject to implementing regulations and is expected to continue to impact smaller institutions like us over time. In many respects, the regulations of the Dodd-Frank Act have been put in place. We will continue to evaluate the effect of the Dodd-Frank Act and the Economic Growth Act as well as any other new legislative changes for impact on our results of operations and financial condition.

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

The Federal Reserve reviews, as part of the regular, risk-focused examination process, the incentive compensation arrangements of banking organizations. The Federal Reserve tailors its reviews for each organization based on the scope and complexity of the organization’s activities and the prevalence of incentive compensation arrangements. The findings of the supervisory initiatives are included in reports of examination. Deficiencies, if any, are incorporated into the organization’s supervisory ratings, which can affect the organization’s ability to make acquisitions and take other actions. Enforcement actions may be taken against a banking organization if its incentive compensation arrangements, or related risk management control or governance processes, pose a risk to the organization’s safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies.

Available Information

On our Internet web site, www.bankofmarin.com, we post the following filings as soon as reasonably practical after they are filed with or furnished to the Securities and Exchange Commission: Annual Report to Shareholders, Form

Page-10

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

Page-11

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

Earnings are Significantly Influenced by General Business and Economic Conditions

Our success depends, to a certain extent, on local, national and global economic and political conditions. Unlike larger national or other regional banks that are more geographically diversified, we provide banking and financial services to customers primarily in the State of California with particular focus on the local markets in the San Francisco Bay Area. The local economic conditions in this area have a significant impact on the demand for our products and services as well as the ability of our customers to repay loans, the value of the collateral securing loans and the stability of our deposits as our primary funding source. Economic pressure on consumers and uncertainty regarding the sustainability of economic improvements may result in changes in consumer and business spending, borrowing and saving habits, which may affect the demand for loans and other products and services we offer. Further, loan defaults that adversely affect our earnings correlate highly with deteriorating economic conditions (such as the unemployment rate), which impact our borrowers' creditworthiness. In addition, health epidemics or pandemics (or expectations about them) such as the novel coronavirus (aka "COVID-19"), international trade disputes, inflation risks, oil price volatility, the level of U.S. debt and global economic conditions could destabilize financial markets in which we operate. Lastly, actions of the Federal Open Market Committee ("FOMC") of the Federal Reserve could cause financial market volatility, which will affect the pricing of our loan and deposit products.

Interest Rate Risk is Inherent in Our Business

Our earnings are largely dependent upon our net interest income, which is the difference between interest income earned on interest-earning assets, such as loans and securities, and interest expense paid on interest-bearing liabilities, such as deposits and borrowed funds. The banking industry is facing headwinds of interest margin compression coming into 2020 due to a flatter yield curve compared to previous years. Interest rates are sensitive to many factors outside of our control, including general economic conditions and the policies of various governmental and regulatory agencies and, in particular, the FOMC, which regulates the supply of money and credit in the United States. Changes in monetary policy, including changes in interest rates, can influence not only the interest we receive on loans and securities and interest we pay on deposits and borrowings, but can also affect (i) our ability to originate loans and obtain deposits, (ii) the fair value of our financial assets and liabilities, and (iii) the duration of our securities and loan portfolios. Our portfolio of loans and securities will generally decline in value if market interest rates increase, and increase in value if market interest rates decline. In addition, our loans and callable mortgage-backed securities are also subject to prepayment risk when interest rates fall, and the borrowers' credit risk may increase in rising rate environments. Factors such as inflation, productivity, oil prices, unemployment rates, and global demand play a role in the FOMC's consideration of future rate adjustments. On March 3, 2020, in light of the challenges brought by coronavirus and its potential to disrupt the U.S. and worldwide economies, the FOMC reduced the federal funds target rate by 50 basis points to a range of 1.0% to 1.25%. In a press conference on March 3, 2020, Chairman Powell stated that the FOMC "took this action to help the U.S. economy keep strong in the face of new risks to the economic outlook."

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

Activities of Our Large Borrowers and Depositors May Cause Unexpected Volatilities in Our Loan and Deposit Balances, as well as Net Interest Margin

Rising real estate values in the Bay Area market have motivated some of our borrowers to sell real estate that collateralized our loans, contributing to loan payoff activity. Payoffs of loans originated during a higher interest rate environment may be replaced by new loans with lower interest rates, causing downward pressure on our net interest margin. In addition, our top ten depositor relationships accounted for approximately 16% and 11% of our total deposit balances at December 31, 2019 and 2018, respectively. The increase in 2019 primarily relates to funds deposited by a large existing deposit customer whose deposit volatility increases leading to and during an election year. In addition, the business models and cash cycles of some of our large commercial depositors may also cause short-term volatility in their deposit balances held with us. As our customers' businesses grow, the dollar value of their daily activities may also grow leading to larger fluctuations in daily balances. Any long-term decline in deposit funding would adversely affect our liquidity. For additional information on our management of deposit volatility, refer to the Liquidity section of ITEM 7, Management's Discussion and Analysis, of this report.

Page-13

Negative Conditions Affecting Real Estate May Harm Our Business and Our Commercial Real Estate ("CRE") Concentration May Heighten Such Risk

Concentration of our lending activities in the California real estate sector could negatively affect our results of operations if adverse changes in our lending area occur. Although we do not offer traditional first mortgages, nor have sub-prime or Alt-A residential loans or significant amounts of securities backed by such loans in the portfolio, we are not immune to volatility in those markets. As of December 31, 2019, approximately 88% of our loans were secured by real estate, of which 68% were secured by CRE and the remaining 22% by residential real estate. Real estate valuations are influenced by demand, and demand is driven by economic factors such as employment rates and interest rates.

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

Rising CRE lending concentrations may expose institutions to unanticipated earnings and capital volatility in the event of adverse changes in the CRE market. Concentration risk exists when financial institutions deploy too many assets to any one industry or segment. Concentration stemming from commercial real estate is one area of regulatory concern. The CRE Concentration Guidance provides supervisory criteria, including the following numerical indicators, to assist bank examiners in identifying banks with potentially significant commercial real estate loan concentrations that may warrant greater supervisory scrutiny: (i) commercial real estate loans exceeding 300% of capital and increasing 50% or more in the preceding three years; or (ii) construction and land development loans exceeding 100% of capital. The CRE Concentration Guidance does not limit banks’ levels of commercial real estate lending activities, but rather guides institutions in developing risk management practices and levels of capital that are commensurate with the level and nature of their commercial real estate concentrations. As of December 31, 2019 and 2018, using regulatory definitions in the CRE Concentration Guidance, our CRE loans represented 330% and 340%, respectively, of our total risk-based capital. We are actively working to manage our CRE concentration and we have discussed the CRE Concentration Guidance with the regulatory agencies and believe that our underwriting policies, management information systems, independent credit administration process, and monitoring of real estate loan concentrations are currently sufficient to address the CRE Concentration Guidance.

Severe Weather, Natural Disasters or Other Climate Change Related Matters Could Significantly Affect Our Business

Our primary market is located in both earthquake and wildfire-prone zones in Northern California, which is also subject to other weather or disasters, such as severe rainstorms, drought or flood. These events have interrupted our business operations unexpectedly (e.g., October 2019 PG&E power shutoff's in the North Bay). Climate-related physical changes and hazards could also pose credit risks for us. For example, our borrowers may have collateral properties or operations located in areas at risk of wildfires, or coastal areas at risk to rising sea levels and erosion, or subject to the risk of drought in California. The properties pledged as collateral on our loan portfolio could also be damaged by tsunamis, landslides, floods, earthquakes or wildfires and thereby the recoverability of loans could be impaired. A number of factors can affect credit losses, including the extent of damage to the collateral, the extent of damage not covered by insurance, the extent to which unemployment and other economic conditions caused by the natural disaster adversely affect the ability of borrowers to repay their loans, and the cost of collection and foreclosure to us. Lastly, there could be increased insurance premiums and deductibles, or a decrease in the availability of coverage, due to severe weather-related losses. The ultimate outcome on our business of a natural disaster, whether or not caused by climate change, is difficult to predict.

We are Subject to Significant Credit Risk and Loan Losses May Exceed Our Allowance for Loan Losses in the Future

The operation of our business requires us to manage credit risk. As a lender, we are exposed to the risk that our borrowers will be unable to repay their loans according to their terms, and that the collateral securing repayment of their loans, if any, may not be sufficient to ensure repayment. In addition, there are risks inherent in making any loan, including risks with respect to the period of time over which the loan may be repaid, risks relating to proper loan underwriting, risks resulting from changes in economic and industry conditions and risks inherent in dealing with individual borrowers. In order to successfully manage credit risk, we must, among other things, maintain disciplined

Page-14

and prudent underwriting standards and ensure that our bankers follow those standards. The weakening of these standards for any reason, such as an attempt to attract higher yielding loans, a lack of discipline or diligence by our employees in underwriting and monitoring loans, the inability of our employees to adequately adapt policies and procedures to changes in economic or any other conditions affecting borrowers and the quality of our loan portfolio, may result in loan defaults, foreclosures and additional charge-offs and may necessitate that we significantly increase our allowance for loan losses, each of which could adversely affect our net income. As a result, any inability to successfully manage credit risk could have a material adverse effect on our business, financial condition or results of operations.

We maintain an allowance for loan losses that represents Management's best estimate of probable losses that may be incurred within the existing portfolio of loans (under the "incurred loss model"). The level of the allowance reflects Management's continuing evaluation of specific credit risks, loan loss experience, current loan portfolio quality and present economic, political and regulatory conditions. The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires us to make significant estimates of current credit risks and trends, all of which may undergo material changes. Inaccurate assumptions in appraisals or an inappropriate choice of the valuation techniques may lead to an inadequate level of specific reserve or charge-offs. If charge-offs in future periods exceed the allowance for loan losses or cash flows from acquired loans do not perform as expected, we may need to increase our allowance for loan losses.

The adoption of ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments as of January 1, 2020 will impact how we measure the allowance for credit losses as the methodology is based on a current expected credit loss ("CECL") model, rather than incurred losses, and requires the recognition of credit loss expense in the consolidated statements of income and a related allowance for credit losses at the time of origination or purchase of a loan receivable or held-to-maturity debt security. In addition, the CECL model requires the use of not only relevant historical experience and current conditions, but reasonable and supportable forecasts of future events and circumstances (e.g., economic forecasts) incorporating a broad range of information in developing credit loss estimates, which could result in significant changes to both the timing and amount of credit loss expense and allowance. Refer to Note 1 to the Consolidated Financial Statements in ITEM 8 for further information.

Securities May Lose Value due to Credit Quality of the Issuers

We invest in significant portions of investment securities issued by government-sponsored enterprises ("GSE"), such as Federal Home Loan Bank ("FHLB"), Federal National Mortgage Association (“FNMA”), Federal Home Loan Mortgage Corporation ("FHLMC"), and Federal Farm Credit Banks Funding Corporation. We also hold mortgage-backed securities (“MBS”) issued by FNMA and FHLMC, both of which have been under U.S. Government conservatorship since 2008. While we consider FNMA and FHLMC securities to have low credit risk as they carry the explicit backing of the U.S. Government due to the conservatorship, they are not direct obligations of the U.S. Government and the fair value of our securities issued or guaranteed by these two GSE entities may be negatively impacted if the U.S. government ceases to provide them credit support. GSE debt is sponsored but not guaranteed by the federal government and carries implicit backing, whereas government agencies such as Government National Mortgage Association ("GNMA") are divisions of the government whose securities are backed by the full faith and credit of the U.S. Government.

Although Congress has taken steps to improve regulation and consumer protection related to the housing finance system (e.g., Dodd-Frank Act), FNMA and FHLMC have entered their twelfth year of U.S. Government conservatorship via the Federal Housing Finance Agency (the "FHFA"). In September 2019, the U.S. Department of the Treasury issued a Housing Finance Reform Plan that, among other things, directed the Secretary of the Treasury to develop a Roadmap to begin the process of responsibly ending the GSEs' conservatorships. In February 2020, the FHFA hired a financial advisor to assist with the development and implementation of the Roadmap, which will include business and capital structures, as well as market impacts, and timing and available capital raising alternatives. While proposals to end the conservatorship may include an initial public offering, at the date of this report, its future and ultimate impact on the financial markets and our investments in GSEs are uncertain.

While we generally seek to minimize our exposure by diversifying the geographic location of our portfolio, investing in investment grade securities and actively monitoring the credit worthiness of the issuers and/or credit guarantee providers, there is no guarantee that the issuers will remain financially sound or continue their payments on these debentures.

Page-15

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

We May Not Be Able to Attract and Retain Key Employees

Our success depends in large part on our ability to attract qualified personnel and to retain key people, as well as the prompt replacement of retiring executives. Competition for the best people in most activities engaged by us has been intense, especially in light of the recent improvement in the job market, and we may not be able to hire skilled people or retain them. The loss of key personnel could have an unfavorable effect on our business because of the need for prompt replacement of skills and knowledge of our market and years of industry experience.

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

Page-16

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

The Value of Goodwill and Other Intangible Assets May Decline in the Future

As of December 31, 2019, we had goodwill totaling $30.1 million and a core deposit intangible asset totaling $4.7 million from business acquisitions. A significant decline in expected future cash flows, a significant adverse change in the business climate, slower growth rates or a significant and sustained decline in the price of our common stock could necessitate taking charges in the future related to the impairment of goodwill or other intangible assets. If we were to conclude that a future write-down of goodwill or other intangible assets is necessary, we would record the appropriate charge, which could have a material adverse effect on our business, financial condition and results of operations.

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

Page-17

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

Page-18

investments, then we would lose a relatively low-cost source of funds, increasing our funding costs and reducing our net interest income and net income.

Other primary sources of funds consist of cash flows from operations, investment maturities and sales, loan repayments, and proceeds from the issuance and sale of any equity and debt securities to investors. Additional liquidity is provided by the ability to borrow from the Federal Reserve Bank of San Francisco and the Federal Home Loan Bank and our ability to raise brokered deposits. We also may borrow funds from third-party lenders, such as other financial institutions. Our access to funding sources in amounts adequate to finance or capitalize our activities, or on terms that are acceptable to us, could be impaired by factors that affect us directly or the bank or non-bank financial services industries or the economy in general, such as disruptions in the financial markets or negative views and expectations about the prospects for the bank or non-bank financial services industries. For example, in September 2019, in response to a shortage in liquidity and spikes in the overnight bank funding rate, the New York Federal Reserve began injecting liquidity into the market in the form of overnight market repurchase agreements ("repos") designed to smooth money markets and bring interest rates in line with the central bank's intended range to sustain economic expansion. The availability of liquidity during financial market disruptions such as the repo rate spike is uncertain and the continued liquidity support by the central bank is not guaranteed.

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

Changes to, or Elimination of, London Interbank Offered Rate (“LIBOR”) Could Adversely Affect our Financial Instruments with Interest Rates Currently Indexed to LIBOR

In 2017, the Financial Conduct Authority of the United Kingdom (the “FCA”) announced its intention to cease sustaining LIBOR after 2021.  While the FCA came to an agreement with panel banks to continue receiving submissions to LIBOR until the end of 2021, it is not possible to predict whether and how credible LIBOR will be as an acceptable market benchmark.  The FCA is encouraging due diligence and implementation of alternative rates prior to the phase out of LIBOR.  While there is no consensus on what rate or rates may become accepted alternatives to LIBOR, the Alternative Reference Rates Committee (“ARRC”), a steering committee comprised of U.S. financial market participants selected by the Federal Reserve Bank of New York, published recommended fall-back language for LIBOR-linked financial instruments and identified recommended alternatives for certain LIBOR rates (e.g., Secured Overnight Financing Rate (“SOFR”), a broad measure of the cost of overnight borrowings collateralized by Treasury securities, for U.S. Dollar LIBOR). At this time, we cannot predict whether ARRC's specific recommendations or proposals will be widely accepted and what effect their implementation will have on floating rate financial instrument markets. Banks like us may need to amend contracts to reference SOFR and identify an acceptable spread to LIBOR or amend the definition of LIBOR through a specific grandfathering protocol.

As of December 31, 2019, we had loans totaling approximately $1 million and investment securities totaling approximately $27 million indexed to LIBOR that mature after December 31, 2021. In addition, our interest rate swap agreements and subordinated debentures are indexed to LIBOR, all of which mature after December 31, 2021. Refer to Note 7 and 14 to the Consolidated Financial Statements in ITEM 8 of this report for more information on our swap agreements and subordinated debentures.  The transition from LIBOR could result in additional costs, as well as economic and reputation risk. At this time, we cannot predict any favorable or unfavorable effects the chosen alternative index may have on financial instruments currently indexed to LIBOR.

ITEM 1B      UNRESOLVED STAFF COMMENTS

None

Page-19

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

Page-20

PART II

ITEM 5      MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders

Bancorp common stock trades on the Nasdaq Capital Market under the symbol BMRC. On October 22, 2018, Bancorp announced a two-for-one stock split, which occurred on November 27, 2018. All share and per share data have been adjusted to reflect the stock split effective November 27, 2018. At February 29, 2020, 13,596,535 shares of Bancorp's common stock, no par value, were outstanding and held by approximately 2,832 holders of record and beneficial owners.

Five-Year Stock Price Performance Graph

The following graph, compiled by S&P Global Market Intelligence of New York, New York, shows a comparison of cumulative total shareholder return on our common stock during the five fiscal years ended December 31, 2019 compared to the Russell 2000 Stock index and the SNL Bank $1B - $5B Index. The comparison assumes the investment of $100 in our common stock on December 31, 2014 and the reinvestment of all dividends. The graph represents past performance and does not indicate future performance. In addition, total return performance results vary depending on the length of the performance period.

	2014	2015	2016	2017	2018	2019
Bank of Marin Bancorp (BMRC)	100.00	103.37	137.81	136.63	168.40	187.45
Russell 2000 Index	100.00	95.59	115.95	132.94	118.30	148.49
SNL Bank $1B - $5B Index [1]	100.00	111.94	161.04	171.69	150.42	182.85
Source: S&P Global Market Intelligence
1 Includes all major exchange (NYSE, NYSE MKT, and Nasdaq) banks in S&P Global's coverage universe with $1 billion to $5 billion in assets as of the most recent available financial data.

Page-21

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes information as of December 31, 2019, with respect to equity compensation plans. All plans have been approved by the shareholders.

	Shares to be issued upon exercise of outstanding options[1]	Weighted average exercise price of outstanding options	Shares remaining available for future issuance [2]
Equity compensation plans approved by shareholders	417,382	$28.01	1,197,893
1 Represents shares of common stock issuable upon exercise of outstanding options under the Bank of Marin Bancorp 2017 Equity Plan and 2007 Equity Plan.
2 Represents remaining shares of common stock available for future grants under the 2017 Equity Plan and the 2010 Director Stock Plan, excluding 417,382 shares to be issued upon exercise of outstanding options and 382,515 shares available to be issued under the Employee Stock Purchase Plan.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On April 23, 2018, Bancorp announced that its Board of Directors approved a Share Repurchase Program under which Bancorp may repurchase up to $25.0 million of its outstanding common stock through May 1, 2019. Bancorp's Board of Directors subsequently extended the Share Repurchase Program, which expired on February 28, 2020 with approximately $1.5 million not utilized for repurchases. On January 24, 2020, Bancorp Board of Directors approved a new Share Repurchase Program under which Bancorp may repurchase up to $25.0 million of its outstanding common stock through February 28, 2022.

During 2019 and 2018, Bancorp repurchased 356,000 and 171,217 shares totaling $15.0 million and $7.0 million, respectively, for a cumulative 527,217 shares totaling $22.0 million repurchased from May 1, 2018 through December 31, 2019. The following table reflects purchases under the Share Repurchase Program for the periods presented. For further information, see Note 8 to the Consolidated Financial Statements, under the heading “Share Repurchase Program” in ITEM 8 of this report.

(in thousands, except per share data)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value That May yet Be Purchased Under the Program
Period
January 1-31, 2019	33,834	$42.11	33,834	$16,562
February 1-28, 2019	30,823	42.94	30,823	15,236
March 1-31, 2019	49,247	41.54	49,247	13,188
April 1-30, 2019	37,858	42.23	37,858	11,588
May 1-31, 2019	50,308	41.72	50,308	9,486
June 1-30, 2019	46,454	41.75	46,454	7,544
July 1-31, 2019	19,070	42.62	19,070	6,730
August 1-31, 2019	26,019	41.21	26,019	5,657
September 1-30, 2019	20,038	41.76	20,038	4,819
October 1-30, 2019	19,283	41.88	19,283	4,010
November 1-30, 2019	11,945	44.98	11,945	3,472
December 1-31, 2019	11,121	45.33	11,121	2,967
Total	356,000	$42.14	356,000

Page-22

ITEM 6        SELECTED FINANCIAL DATA

The following data has been derived from the audited consolidated financial statements of Bank of Marin Bancorp. For additional information, refer to ITEM 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and ITEM 8, Financial Statements and Supplementary Data.

	At December 31,
(in thousands)	2019	2018	2017	2016	2015
Selected financial condition data:
Total assets	$2,707,280	$2,520,892	$2,468,154	$2,023,493	$2,031,134
Loans, net	1,826,609	1,748,043	1,663,246	1,471,174	1,436,299
Deposits	2,336,489	2,174,840	2,148,670	1,772,700	1,728,226
Borrowings and other obligations	2,920	9,640	5,739	5,586	72,395
Stockholders' equity	336,788	316,407	297,025	230,563	214,473
	For the Years Ended December 31,
(dollars in thousands, except per share data)	2019	2018	2017	2016	2015
Selected operating data:
Net interest income	$95,680	$91,544	$74,852	$73,161	$67,187
Provision for (reversal of) loan losses	900	—	500	(1,850)	500
Non-interest income	9,084	10,139	8,268	9,161	9,193
Non-interest expense [1]	57,970	58,266	53,782	47,692	46,949
Net income [1]	34,241	32,622	15,976	23,134	18,441
Net income per common share: [6]
Basic	$2.51	$2.35	$1.29	$1.90	$1.55
Diluted	$2.48	$2.33	$1.27	$1.89	$1.52
	At or for the Years Ended December 31,
	2019	2018	2017	2016	2015
Performance and other financial ratios:
Return on average assets	1.34%	1.31%	0.75%	1.15%	0.98%
Return on average equity	10.49%	10.73%	6.49%	10.23%	8.84%
Tax-equivalent net interest margin [2]	3.98%	3.90%	3.80%	3.91%	3.83%
Cost of deposits	0.20%	0.10%	0.07%	0.08%	0.09%
Efficiency ratio	55.33%	57.30%	64.70%	57.93%	61.47%
Loan-to-deposit ratio	78.89%	81.10%	78.14%	83.86%	83.97%
Cash dividend payout ratio on common stock [3]	31.87%	27.23%	43.41%	26.84%	29.03%
Cash dividends per common share [6]	$0.80	$0.64	$0.56	$0.51	$0.45
Asset quality ratios:
Allowance for loan losses to total loans	0.90%	0.90%	0.94%	1.04%	1.03%
Allowance for loan losses to non-performing loans [4]	73.86x	22.71x	38.88x	106.5x	6.88x
Non-performing loans to total loans [4]	0.01%	0.04%	0.02%	0.01%	0.15%
Capital ratios:
Equity to total assets ratio	12.44%	12.55%	12.03%	11.39%	10.60%
Tangible common equity to tangible assets [5]
Total capital (to risk-weighted assets)	15.07%	14.93%	14.91%	14.32%	13.37%
Tier 1 capital (to risk-weighted assets)	14.24%	14.10%	14.04%	13.37%	12.44%
Tier 1 capital (to average assets)	11.66%	11.54%	12.13%	11.39%	10.67%
Common equity Tier 1 capital (to risk-weighted assets)	14.11%	13.98%	13.75%	13.07%	12.16%
Other data:
Number of full service offices	22	23	23	20	20
Full time equivalent employees	290	290	291	262	259
1 2018 and 2017 included $962 thousand and $2.2 million, respectively, in merger-related expenses.
2 Tax-equivalent net interest margin is computed by dividing taxable equivalent net interest income, which is adjusted for taxable equivalent income on tax-exempt loans and securities based on federal statutory rate of 21% in 2019 and 2018 and 35% in years prior to 2018, by total average interest-earning assets.
3 Calculated as dividends on common shares divided by basic net income per common share.
4 Non-performing loans include loans on non-accrual status and loans past due 90 days or more and still accruing interest.
5 Tangible common equity to tangible assets is considered to be a meaningful non-GAAP financial measure of capital adequacy and is useful for investors to assess Bancorp's ability to absorb potential losses. Tangible common equity of $302 million, $281 million, $260 million, $222 million, and $205 million at December 31, 2019, 2018, 2017, 2016, and 2015, respectively, includes common stock, retained earnings and unrealized gains (losses) on available-for sale securities, net of tax, less goodwill and intangible assets of $35 million, $36 million, $37 million, $9 million, and $10 million at December 31, 2019, 2018, 2017, 2016, and 2015, respectively.
6 Share and per share data have been adjusted to reflect the two-for-one stock split effective November 27, 2018.

Page-23

ITEM 7     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of financial condition as of December 31, 2019 and 2018 and results of operations for each of the years in the two-year period ended December 31, 2019 should be read in conjunction with our consolidated financial statements and related notes thereto, included in Part II ITEM 8 of this report. Average balances, including balances used in calculating certain financial ratios, are generally comprised of average daily balances. All share and per share data have been adjusted to reflect the stock split effective November 27, 2018.

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

Management has determined the following four accounting policies to be critical:

Allowance for Loan Losses: For information regarding our ALLL methodology, the related provision for loan losses, risks related to asset quality and lending activity, including the transition from the incurred loss model to the current expected loss model under ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, effective January 1, 2020, see ITEM 1A - Risk Factors, the Allowance for Loan Losses section in ITEM 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations, and Note 1 - Summary of Significant Accounting Policies and Note 3 - Loans and Allowance for Loan Losses in ITEM 8 - Financial Statements and Supplementary Data of this Form 10‑K.

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

Page-24

Executive Summary

Annual earnings were $34.2 million in 2019 compared to $32.6 million in 2018. Diluted earnings were $2.48 per share for the year ended December 31, 2019, compared to $2.33 per share in the same period of 2018.

The following are highlights of operating and financial performance for the year ended December 31, 2019:

•	The Bank achieved total loan growth of $79.4 million, or 4.5% in 2019, to $1,843.3 million at December 31, 2019, from $1,763.9 million at December 31, 2018.

•
Strong credit quality remains a cornerstone of the Bank’s consistent performance. Non-accrual loans represented 0.01% of the Bank's loan portfolio as of December 31, 2019. There was a $900 thousand provision for loan losses recorded in 2019, reflecting loan growth.

•
Deposits grew $161.7 million, or 7.4%, to $2,336.5 million at December 31, 2019, compared to $2,174.8 million at December 31, 2018. Non-interest bearing deposits grew by $62.8 million in 2019 and made up 48.3% of total deposits at year-end. For the full year of 2019, cost of total deposits remained low at 0.20%, compared to 0.10% in 2018.

•
Net interest income totaled $95.7 million and $91.5 million in 2019 and 2018, respectively. The increase of $4.2 million in 2019 was primarily due to higher average loan balances and asset yields and the early redemption of a high-rate subordinated debenture in the fourth quarter of 2018. Positive variances were partially offset by higher balances and rates on money market accounts. The tax-equivalent net interest margin increased to 3.98% in 2019, compared to 3.90% in 2018 for the same reasons.

•
The efficiency ratio was 55.3% in 2019, down from 57.3% in 2018. Notably, 2019 non-interest expenses decreased from the prior year due to higher consulting expenses in 2018 for core processing contract renegotiations and lower FDIC Deposit Insurance Fund expenses in 2019 as discussed in Table 4 below.

•	For the year ended December 31, 2019, return on assets and return on equity were 1.34% and 10.49%, respectively, compared to 1.31% and 10.73% in the prior year.

•	All capital ratios exceed regulatory requirements. The total risk-based capital ratio for Bancorp was 15.1% at December 31, 2019 up from 14.9% at December 31, 2018.

•
The Board of Directors declared a cash dividend of $0.23 per share on January 24, 2019, a $0.02 increase from the prior quarter. This was the 59th consecutive quarterly dividend paid by Bank of Marin Bancorp. The cash dividend was paid on February 14, 2020 to shareholders of record at the close of business on February 7, 2020.

Looking forward into the new year, with a low cost and stable deposit base, opportunities for loan growth, and our unwavering commitment to relationship banking, we believe we are well-positioned to carry our successful performance into 2020. We have ample liquidity and capital to support organic growth and acquisitions in coming years. Acquisitions remain a component of our strategic plan and we will continue to evaluate merger and acquisition opportunities that fit with our culture and add value for our shareholders. Our disciplined credit culture and relationship-focused banking continue to be critical components of our success.

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

Table 1 Average Statements of Condition and Analysis of Net Interest Income
	Year ended			Year ended
	December 31, 2019			December 31, 2018
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in thousands; unaudited)	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Interest-bearing due from banks [1]	$67,192	$1,321	1.94%	$78,185	$1,461	1.84%
Investment securities [2,3]	555,618	15,102	2.72%	566,883	14,512	2.56%
Loans [1,3,4]	1,775,193	85,062	4.73%	1,704,390	80,406	4.65%
Total interest-earning assets [1]	2,398,003	101,485	4.17%	2,349,458	96,379	4.05%
Cash and non-interest-bearing due from banks	35,956			41,595
Bank premises and equipment, net	6,911			8,021
Interest receivable and other assets, net	109,837			86,709
Total assets	$2,550,707			$2,485,783
Liabilities and Stockholders' Equity
Interest-bearing transaction accounts	$133,922	$347	0.26%	$143,706	$226	0.16%
Savings accounts	172,273	70	0.04%	178,907	72	0.04%
Money market accounts	680,296	3,439	0.51%	612,372	1,355	0.22%
Time accounts, including CDARS	106,783	595	0.56%	137,339	542	0.39%
Borrowings and other obligations [1]	2,935	77	2.57%	105	2	2.03%
Subordinated debentures [1]	2,673	229	8.44%	5,025	1,339	26.29%
Total interest-bearing liabilities	1,098,882	4,757	0.43%	1,077,454	3,536	0.33%
Demand accounts	1,094,806			1,085,870
Interest payable and other liabilities	30,578			18,514
Stockholders' equity	326,441			303,945
Total liabilities & stockholders' equity	$2,550,707			$2,485,783
Tax-equivalent net interest income/margin [1]		$96,728	3.98%		$92,843	3.90%
Reported net interest income/margin [1]		$95,680	3.94%		$91,544	3.84%
Tax-equivalent net interest rate spread			3.74%			3.72%

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

[3] Yields and interest income on tax-exempt securities and loans are presented on a taxable-equivalent basis using the federal statutory rate of 21% in 2019 and 2018.
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

	2019 compared to 2018
(in thousands, unaudited)	Volume	Yield/Rate	Mix	Total
Interest-bearing due from banks	$(204)	$75	$(11)	$(140)
Investment securities [1]	(288)	897	(19)	590
Loans [1]	3,340	1,263	53	4,656
Total interest-earning assets	2,848	2,235	23	5,106
Interest-bearing transaction accounts	(15)	147	(11)	121
Savings accounts	(3)	1	—	(2)
Money market accounts	150	1,741	193	2,084
Time accounts, including CDARS	(120)	223	(50)	53
Borrowings and other obligations	58	1	16	75
Subordinated debentures	(627)	(909)	426	(1,110)
Total interest-bearing liabilities	(557)	1,204	574	1,221
	$3,405	$1,031	$(551)	$3,885
[1] Yields and interest income on tax-exempt securities and loans are presented on a taxable-equivalent basis using the federal statutory rate of 21% in 2019 and 2018.

2019 Compared to 2018

Net interest income totaled $95.7 million and $91.5 million in 2019 and 2018, respectively. The increase of $4.2 million in 2019 was primarily due to higher average loan balances and assets yields across all categories and the early redemption of a high-rate subordinated debenture in the fourth quarter of 2018. Positive variances were partially offset by higher balances and rates on money market accounts. The tax-equivalent net interest margin increased eight basis points to 3.98% in 2019 compared to 3.90% in 2018 for the same reasons.

Market Interest Rates

Market interest rates are, in part, based on the target federal funds interest rate (the interest rate banks charge each other for short-term borrowings) implemented by the Federal Reserve Open Market Committee ("FOMC"). During 2018, the FOMC made four 25-basis-point increases to a range of 2.25% to 2.50% as of December 2018, where it remained during the first half of 2019. In each of its July, September and October 2019 meetings, the FOMC lowered the federal funds target rate by 0.25% to a range of 1.50% to 1.75% at the end of 2019. On March 3, 2020, in light of the coronavirus and its potential to disrupt the U.S. and worldwide economies, the FOMC reduced the federal funds target rate by 50 basis points to a range of 1.0% to 1.25%. Because the Bank is asset sensitive, upward movement in the market rates is projected to have a positive impact on net interest income. However, as a result of the Bank's already low cost of funds, falling rates would provide minimal funding cost relief to offset downward pressure expected on asset yields which could result in lower net interest income. See ITEM 7A. Quantitative and Qualitative Disclosure about Market Risk for further information.

Impact of Acquired Loans on Net Interest Margin

Accretions and gains on payoffs of purchased loans are recorded in interest income. As our acquired loans from prior acquisitions continue to pay off, we expect accretion income from these loans to continue to decline. The positive affect on our net interest margin during the past two years was as follows:

Page-27

	Years ended December 31,
	2019		2018
(dollars in thousands; unaudited)	Dollar Amount	Basis point affect on net interest margin	Dollar Amount	Basis point affect on net interest margin
Accretion on purchased credit impaired ("PCI") loans	$235	1 bps	$320	1 bps
Accretion on non-PCI loans	$118	0 bps	$487	2 bps
Gains on payoffs of PCI loans	$—	0 bps	$135	1 bps

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

We recorded a $900 thousand provision for loan losses in 2019, compared to no provision for loan losses in 2018. The allowance for loan losses was 0.90% of loans at both December 31, 2019 and 2018. The provision for loan losses in 2019 is consistent with loan growth. The lack of a provision for loan losses in 2018 was primarily due to a $15.3 million decrease in classified loans, resulting from two borrowing relationships whose risk grades were upgraded from substandard to special mention in the second quarter of 2018. The allowance for loan losses excluding acquired loans was 0.96% and 0.98% of loans at December 31, 2019 and 2018, respectively. Net charge-offs totaled $44 thousand in 2019, compared to net recoveries of $54 thousand in 2018. See the section captioned “Allowance for Loan Losses” below for further analysis of the provision for loan losses.

Non-interest Income

The table below details the components of non-interest income.

Table 3 Components of Non-Interest Income
	Years ended		2019 compared to 2018
	December 31,		Amount	Percent
(dollars in thousands; unaudited)	2019	2018	Increase (Decrease)	Increase (Decrease)
Service charges on deposit accounts	$1,865	$1,891	$(26)	(1.4)%
Wealth Management and Trust Services	1,907	1,919	(12)	(0.6)%
Debit card interchange fees, net	1,586	1,561	25	1.6%
Merchant interchange fees, net	331	378	(47)	(12.4)%
Earnings on bank-owned life insurance, net	1,196	913	283	31.0%
Dividends on FHLB stock	799	959	(160)	(16.7)%
Gains on investment securities, net	55	876	(821)	(93.7)%
Other income	1,345	1,642	(297)	(18.1)%
Total non-interest income	$9,084	$10,139	$(1,055)	(10.4)%

2019 Compared to 2018

Non-interest income totaled $9.1 million and $10.1 million in 2019 and 2018, respectively. The decrease compared to the prior year primarily related to a $956 thousand pre-tax gain on the sale of 6,500 shares of Visa Inc. Class B restricted common stock, a $180 thousand Federal Home Loan Bank special dividend, and higher fee income from one-way deposit sales to third-party networks in 2018. The decrease in non-interest income was partially offset by a $562 thousand gain from the settlement of death benefits on bank-owned life insurance in 2019, net of underwriting costs associated with two new bank-owned life insurance policies.

Page-28

Non-interest Expense

The table below details the components of non-interest expense.

Table 4 Components of Non-Interest Expense
	Years ended		2019 compared to 2018
	December 31,		Amount	Percent
(dollars in thousands; unaudited)	2019	2018	Increase (Decrease)	Increase (Decrease)
Salaries and related benefits	$34,253	$33,335	$918	2.8%
Occupancy and equipment	6,143	5,976	167	2.8%
Depreciation and amortization	2,228	2,143	85	4.0%
Federal Deposit Insurance Corporation insurance	361	756	(395)	(52.2)%
Data processing	3,717	4,358	(641)	(14.7)%
Professional services	2,132	3,317	(1,185)	(35.7)%
Directors' expense	735	700	35	5.0%
Information technology	1,065	1,023	42	4.1%
Amortization of core deposit intangible	887	921	(34)	(3.7)%
Provision for losses on off-balance sheet commitments	129	—	129	100.0%
Other non-interest expense:
Advertising	775	666	109	16.4%
Other expense	5,545	5,071	474	9.3%
Total other non-interest expense	6,320	5,737	583	10.2%
Total non-interest expense	$57,970	$58,266	$(296)	(0.5)%

2019 Compared to 2018

In 2019, non-interest expense decreased by $296 thousand to $58.0 million. The decrease was primarily due to $1.0 million in consulting expenses related to core processing contract negotiations in 2018, lower data processing expenses in 2019 as a result of the contract renegotiation, and lower Federal Deposit Insurance Corporation ("FDIC") deposit insurance expenses due to the FDIC Deposit Insurance Fund reserve exceeding its billing threshold in 2019. The decreases in non-interest expense were partially offset by $918 thousand higher salaries and related benefits as a result of annual merit increases, three additional full-time equivalent employees (on average), and personnel severance, as well as higher recruiting fees recorded in other expenses.

Provision for Income Taxes

Income tax provisions reflect accruals for taxes at the applicable rates for federal income tax and California franchise tax based upon reported pre-tax income. Provisions also reflect permanent differences between income for tax and financial reporting purposes (such as earnings on tax exempt loans and municipal securities, BOLI, low-income housing tax credits, and stock-based compensation from the exercise of stock options, disqualifying dispositions of incentive stock options and vesting of restricted stock awards).

The provision for income taxes totaled $11.7 million at an effective tax rate of 25.4% in 2019, compared to $10.8 million at an effective tax rate of 24.9% in 2018. The increase in the provision from the prior year reflected a higher level of pre-tax income and lower tax-exempt interest income. The increase in the effective tax rate was also due to a higher level of tax benefits in 2018 from the exercise of non-qualified stock options and disqualifying dispositions of incentive stock options by former employees of Bank of Napa post-acquisition. The tax benefits from stock-based compensation reduced the effective tax rate approximately 59 basis points in 2018 versus 10 basis points in 2019. Additional fluctuations in the effective tax rate from period to period were due to the relationship of other net permanent differences to income before tax.

We file a consolidated return in the U.S. Federal tax jurisdiction and a combined return in the State of California tax jurisdiction. There were no ongoing federal or state income tax examinations at the issuance of this report. At December 31, 2019 and 2018, neither the Bank nor Bancorp had accruals for interest or penalties related to unrecognized tax benefits.

Page-29

FINANCIAL CONDITION

Our assets increased $186.4 million from December 31, 2018 to December 31, 2019. Cash increased $149.2 million, mainly due to an increase in deposits of $161.7 million. Additionally, loan growth for 2019 was $79.4 million.

Investment Securities

We maintain an investment securities portfolio to provide liquidity and to generate earnings on funds that have not been loaned to customers. Management determines the maturities and types of securities to be purchased based on liquidity, the interest rate risk position, and the desire to attain a reasonable investment yield balanced with risk exposure. Table 5 shows the composition of the debt securities portfolio by expected maturity at December 31, 2019 and 2018. Expected maturities differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties. We estimate and update expected maturity dates regularly based on current and historical prepayment speeds. The weighted average life of the investment portfolio at December 31, 2019 and 2018 was approximately six and five years, respectively.

Table 5 Investment Securities

December 31, 2019	Within 1 Year		1-5 Years		5-10 Years		After 10 Years		Total
(dollars in thousands; unaudited)	AmortizedCost[1]	Average Yield[2]	AmortizedCost[1]	Average Yield[2]	AmortizedCost[1]	Average Yield[2]	AmortizedCost[1]	Average Yield[2]	AmortizedCost[1]	Fair Value	Average Yield[2]
Held-to-maturity:
MBS/CMOs issued by U.S. government agencies	3,763	2.47%	72,861	2.12%	49,277	2.54%	—	—%	$125,901	$127,790	2.30%
SBA-backed securities	—	—	—	—	7,999	3.19	—	—	$7,999	8,264	3.19
State and municipal[3]	1,807	4.45	1,706	5.36	—	—	—	—	3,513	3,588	4.89
Total held-to-maturity	5,570	3.11	74,567	2.19	57,276	2.63	—	—	137,413	139,642	2.41
Available-for-sale:
MBS/CMOs issued by U.S. government agencies	4,157	1.97	126,702	2.67	141,462	3.01	—	—	272,321	278,144	2.83
SBA-backed securities	—	—	5,280	2.54	30,394	2.88	—	—	35,674	36,286	2.83
State and municipal[3]	2,082	2.67	16,619	2.82	47,341	3.03	—	—	66,042	67,282	2.96
Debentures of government sponsored agencies	498	2.05	16,040	2.92	21,881	2.75	9,970	2.91	48,389	49,046	2.83
Corporate bonds	1,497	3.54	—	—	—	—	—	—	1,497	1,502	3.54
Total available-for-sale	8,234	2.44	164,641	2.70	241,078	2.97	9,970	2.91	423,923	432,260	2.85
Total	$13,804	2.71%	$239,208	2.54%	$298,354	2.91%	$9,970	2.91%	$561,336	$571,902	2.75%
December 31, 2018	Within 1 Year		1-5 Years		5-10 Years		After 10 Years		Total
(dollars in thousands; unaudited)	AmortizedCost[1]	Average Yield[2]	AmortizedCost[1]	Average Yield[2]	AmortizedCost[1]	Average Yield[2]	AmortizedCost[1]	Average Yield[2]	AmortizedCost[1]	Fair Value	Average Yield[2]
Held-to-maturity:
MBS/CMOs issued by U.S. government agencies	$—	—%	$39,929	2.16%	$74,741	2.46%	$22,705	2.51%	$137,375	$133,921	2.38%
SBA-backed securities	—	—	—	—	8,720	3.19	—	—	$8,720	8,757	3.19
State and municipal[3]	7,557	3.78	3,554	4.93	—	—	—	—	11,111	11,216	4.14
Total held-to-maturity	7,557	3.78	43,483	2.38	83,461	2.53	22,705	2.51	157,206	153,894	2.55
Available-for-sale:
MBS/CMOs issued by U.S. government agencies	5,927	1.73	135,077	2.51	139,882	3.10	—	—	280,886	278,403	2.79
SBA-backed securities	—	—	2,372	2.77	48,351	2.99	—	—	50,723	50,781	2.98
State and municipal[3]	13,954	1.86	26,640	2.46	37,080	2.56	1,372	4.01	79,046	77,960	2.43
Debentures of government sponsored agencies	—	—	41,460	2.68	11,496	3.35	—	—	52,956	53,018	2.82
Privately issued CMOs	193	3.63	102	4.43	—	—	—	—	295	297	3.91
Corporate bonds	501	2.01	1,503	3.93	—	—	—	—	2,004	2,005	3.45
Total available-for-sale	20,575	1.85	207,154	2.55	236,809	3.01	1,372	4.01	465,910	462,464	2.76
Total	$28,132	2.36%	$250,637	2.52%	$320,270	2.88%	$24,077	2.59%	$623,116	$616,358	2.70%
1 Book value reflects cost, adjusted for accumulated amortization and accretion.
2 Weighted average calculation is based on amortized cost of securities.
3 Yields on tax-exempt municipal bonds are presented on a taxable equivalent basis, using federal tax rate of 21%.

Page-30

The amortized cost of our investment securities portfolio decreased $61.8 million or 10% during 2019. We purchased $114.4 million in securities in 2019, including $3.5 million designated as held-to-maturity and $110.9 million designated as available-for-sale to provide flexibility for liquidity and interest rate risk management. These purchases were offset by $109.0 million of paydowns, calls and maturities, and $66.0 million of sales during 2019.

During 2019, we purchased $17.0 million in collateralized mortgage obligations ("CMOs"), $42.2 million in mortgage pass-through securities, $25.3 million in debentures of government sponsored agencies, and $29.9 million in obligations of state and political subdivisions. We consider agency debentures, mortgage-backed securities, and CMOs issued by U.S. government sponsored entities to have low credit risk as they carry the credit support of the U.S. federal government. The debentures, CMOs and MBS issued by U.S. government sponsored agencies, state and municipal securities, and SBA-backed securities made up 79.6%, 12.4% and 7.8% of the portfolio at December 31, 2019, compared to 75.6%, 14.5% and 9.5%, respectively at December 31, 2018. See the discussion in the section captioned “Securities May Lose Value due to Credit Quality of the Issuers” in ITEM 1A Risk Factors above.

At December 31, 2019, distribution of our investment in obligations of state and political subdivisions was as follows:

	December 31, 2019			December 31, 2018
(dollars in thousands; unaudited)	Amortized Cost	Fair Value	% of state and municipal securities	Amortized Cost	Fair Value	% of state and municipal securities
Within California:
General obligation bonds	$4,597	$4,813	6.6%	$14,438	$14,418	16.0%
Revenue bonds	2,928	2,977	4.2	7,109	7,108	7.9
Tax allocation bonds	3,376	3,456	4.9	4,541	4,601	5.0
Total within California	10,901	11,246	15.7	26,088	26,127	28.9
Outside California:
General obligation bonds	45,974	46,976	66.1	56,186	55,199	62.3
Revenue bonds	12,680	12,648	18.2	7,883	7,850	8.8
Total outside California	58,654	59,624	84.3	64,069	63,049	71.1
Total obligations of state and political subdivisions	$69,555	$70,870	100.0%	$90,157	$89,176	100.0%

The portion of the portfolio outside the state of California is distributed among 17 states. The largest concentrations outside California are in Texas (28.7%), Florida (7.8%), and Maryland (9.8%). Revenue bonds, both within and outside California, primarily consisted of bonds issued for essential services (such as transportation, infrastructure, public services, education and utilities).

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

•	Credit ratings by major credit rating agencies

Page-31

Loans

Table 6 Loans Outstanding by Type at December 31

(in thousands; unaudited)	2019	2018	2017	2016	2015
Commercial loans	$246,687	$230,739	$235,835	$218,615	$219,452
Real estate
Commercial owner-occupied	308,824	313,277	300,963	247,713	242,309
Commercial investor	946,317	873,410	822,984	724,228	715,879
Construction	61,095	76,423	63,828	74,809	65,495
Home equity	116,024	124,696	132,467	117,207	112,300
Other residential	136,657	117,847	95,526	78,549	73,134
Installment and other consumer loans	27,682	27,472	27,410	25,495	22,639
Total loans	1,843,286	1,763,864	1,679,013	1,486,616	1,451,208
Allowance for loan losses	(16,677)	(15,821)	(15,767)	(15,442)	(14,999)
Total net loans	$1,826,609	$1,748,043	$1,663,246	$1,471,174	$1,436,209

Total loans increased by $79.4 million to $1,843.3 million from $1,763.9 million in 2018. Loan originations totaled $259.6 million in 2019, compared to $239.4 million in 2018. Loan originations were partially offset by payoffs totaling $145.7 million in 2019 and $157.3 million in 2018. Payoffs to total loans were 7.9%, 8.9% and 7.9% in 2019, 2018 and 2017, respectively. Approximately 88% of our outstanding loans were secured by real estate at December 31, 2019 and 2018. Also, see ITEM 1A, Risk Factors, regarding our loan concentration risk.

The following table summarizes our commercial real estate loan portfolio by the geographic location in which the property is located as of December 31, 2019 and 2018.

Table 7 Commercial Real Estate Loans Outstanding by Geographic Location

	December 31, 2019		December 31, 2018
(dollars in thousands; unaudited)	Amount	% of Commercial real estate loans	Amount	% of Commercial real estate loans
Marin	$339,917	27.1%	$342,163	28.8%
Sonoma	199,717	15.9	177,087	14.9
Alameda	175,664	14.0	167,170	14.1
Napa	175,170	14.0	168,394	14.2
San Francisco	165,205	13.2	155,863	13.1
Contra Costa	46,933	3.7	41,986	3.5
Solano	23,710	1.9	17,503	1.5
San Mateo	22,278	1.8	23,919	2.0
El Dorado	12,957	1.0	13,274	1.1
Sacramento	12,381	1.0	10,759	0.9
Other	81,209	6.4	68,569	5.9
Total	$1,255,141	100.0%	$1,186,687	100.0%

Commercial real estate loans increased $68.5 million in 2019 and $62.7 million in 2018. The increases in 2019 and 2018 were primarily in Sonoma, Napa, Alameda and San Francisco counties. Of the commercial real estate loans at December 31, 2019, 75% were non-owner occupied and 25% were owner occupied. Almost the entire commercial real estate loan portfolio is comprised of term loans for which the primary source of repayment is the operating cash flow from the leasing activities of the real estate collateral. We believe we applied conservative underwriting standards to our originated loans and both the acquired and originated loans are actively managed.

We occasionally provide interest-only term loans to borrowers who exhibit strong financial capacity and/or for commercial real estate loans during the occupancy stabilization period. These interest-only term loans must meet our stringent underwriting standards. After the initial interest-only payment period, these loans will usually require principal and interest payments. In addition, we may make interest-only concessions in a modified troubled debt restructuring ("TDR"). At December 31, 2019 and 2018, approximately 3.7% and 2.9%, respectively, of our commercial real estate

Page-32

loans contained an interest-only feature as part of the loan terms. All of these loans were current with their payments as of December 31, 2019. Except for two TDR loans to one borrowing relationship totaling $7.0 million as of December 31, 2019, all were considered to have low credit risk (graded "Pass").

The following table shows an analysis of construction loans by type and location as of December 31, 2019 and 2018.

Table 8 Construction Loans Outstanding by Type and Geographic Location

(dollars in thousands; unaudited)	December 31, 2019		December 31, 2018
Construction loans by type	Amount	% of Construction Loans	Amount	% of Construction Loans
Commercial real estate	$29,568	48.4%	$30,603	40.0%
Apartments and multifamily	13,202	21.6	23,583	30.9
1-4 Single family residential	13,257	21.7	15,760	20.6
Land - improved	3,775	6.2	4,046	5.3
Land - unimproved	1,293	2.1	2,431	3.2
Total	$61,095	100.0%	$76,423	100.0%

(dollars in thousands; unaudited)	December 31, 2019		December 31, 2018
Construction loans by geographic location	Amount	% of Construction Loans	Amount	% of Construction Loans
San Francisco	$19,374	31.7%	$20,764	27.2%
Marin	18,600	30.5	14,665	19.2
Sonoma	8,808	14.4	14,241	18.6
San Mateo	5,323	8.7	5,110	6.7
Napa	4,284	7.0	3,988	5.2
Alameda	2,092	3.4	11,411	14.9
Other	2,614	4.3	6,244	8.2
Total	$61,095	100.0%	$76,423	100.0%

Construction loans decreased by $15.3 million in 2019 and increased by $12.6 million in 2018. The $14.8 million decrease in Sonoma and Alameda construction loans primarily resulted from one loan that converted to a commercial real estate loan and one payoff from a completed apartment building construction project. The increase in 2018 was primarily due to new construction projects, partially offset by payoffs related to completed construction projects. The improving economy resulted in a number of new financing opportunities for existing and new customers who had successfully completed construction projects in the past.

The following table presents the maturity distribution of our commercial and construction loans as of December 31, 2019 based on their contractual maturity dates and does not include scheduled payments or potential prepayments.

Table 9A Commercial and Construction Loan Maturity Distribution

	Due within	Due after 1 but	Due after
(in thousands; unaudited)	1 year	within 5 years	5 years	Total
Maturity distribution:
Commercial	$89,057	$95,800	$61,830	$246,687
Construction[1]	36,910	9,093	15,092	61,095
Total	$125,967	$104,893	$76,922	$307,782
1 Construction loans that mature after 5 years are structured to convert to permanent financing after the initial construction period.

The following table shows the mix of variable-rate loans to fixed-rate loans for commercial and construction loans. The large majority of the variable-rate loans are tied to independent indices (such as the Prime Rate or a Treasury Constant Maturity Rate). Most loans with original terms of more than five years have provisions for the fixed rates to

Page-33

reset, or convert to variable rates, after three, five or seven years. These loans are included in variable-rate balances below.

Table 9B Commercial and Construction Loan Interest Rate Sensitivity

(in thousands; unaudited)	Fixed	Variable	Total
Commercial	$117,997	$128,690	$246,687
Construction	35,651	25,444	61,095
Total	$153,648	$154,134	$307,782

Allowance for Loan Losses

Credit risk is inherent in the business of lending. As a result, we maintain an allowance for loan losses to absorb probable losses in our loan portfolio through a provision for loan losses charged against earnings. All specifically identifiable and quantifiable losses are charged off against the allowance. The balance of our allowance for loan losses is Management's best estimate of the remaining probable losses in the portfolio. The ultimate adequacy of the allowance is dependent upon a variety of factors beyond our control, including the real estate market, changes in interest rates and economic and political environments. Based on the current conditions of the loan portfolio, Management believes that the $16.7 million allowance for loan losses at December 31, 2019 is adequate to absorb losses in our loan portfolio under accounting standards in effect at December 31, 2019, but provides no assurance that adverse economic conditions or other circumstances over the life of the loans will not result in increased losses in the portfolio. For information on the adoption of FASB ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, effective January 1, 2020, and potential impact on the Allowance for Loan losses, refer to Note 1 to the Consolidated Financial Statements in ITEM 8, under "Accounting Standards Not Yet Effective."

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

The first component, specific allowances, results from the analysis of identified problem credits and the evaluation of sources of repayment including collateral, as applicable. Management evaluates these loans individually for impairment. Management considers an originated loan to be impaired when it is probable we will be unable to collect all amounts due according to the contractual terms of the loan agreement. For PCI loans, specific allowances are established to account for credit deterioration subsequent to acquisition if we have probable decreases in cash flows expected to be collected. For loans determined to be impaired, the extent of the impairment is measured based on the present value of expected future cash flows discounted at the loan's effective interest rate at origination (for originated loans), based on the loan's observable market price, or based on the fair value of the collateral if the loan is collateral dependent or if foreclosure is imminent. Generally, for problem credits that are collateral dependent, we obtain appraisals of the collateral at least annually. We may obtain appraisals more frequently if we believe the collateral is subject to market volatility, if a specific event has occurred to the collateral, or if we believe foreclosure is imminent. Impaired loan balances decreased to $11.5 million at December 31, 2019 from $15.0 million at December 31, 2018. The specific allowance for impaired loans decreased to $397 thousand at December 31, 2019 from $778 thousand at December 31, 2018. The decrease in impaired loan balances primarily related to the payoff of a land development loan with recorded investment of $2.7 million at December 31, 2018 and paydowns on other TDR loans. The decrease in reserves for impaired loans was primarily due to two unsecured commercial loans that paid down outstanding balances during 2019 and exhibited improved expected cash flows.

The second component is an estimate of the probable inherent losses in each loan pool with similar risk characteristics. This analysis encompasses the entire loan portfolio, excluding individually identified impaired loans and acquired loans whose purchase discount has not been fully accreted. Under our allowance model, loans are evaluated on a pool basis by federal regulatory reporting codes ("CALL codes" or "segments"), which are further delineated by assigned credit risk ratings, as described in Note 3 to the Consolidated Financial Statements in ITEM 8 of this report. At December 31, 2019 and 2018, the allowance allocated for the second component totaled $16.3 million and $15.0 million, respectively. The increase in the general allowance was almost entirely attributed to growth in loans subject

Page-34

to general allowance reserves (i.e., second component). Loans classified substandard decreased by $2.7 million during 2019 primarily due to the payoff of the land development loan mentioned previously. Loans designated special mention increased by $56.1 million during 2019 due primarily to new commercial loan originations to three borrowing relationships totaling $17.7 million that were experiencing perceived temporary financial conditions that warranted the initial designation, and downgrades of existing commercial real estate loans to two borrowing relationships totaling $26.7 million. These loans are either well-secured or have strong sponsorship and are not indicative of deteriorating credit quality in the loan portfolio.

Table 10 shows the allocation of the allowance by loan type as well as the percentage of total loans in each of the same loan types.

Table 10 Allocation of Allowance for Loan Losses

	December 31, 2019		December 31, 2018		December 31, 2017		December 31, 2016		December 31, 2015
(dollars in thousands; unaudited)	Allowance balance allocation	Loans as a percent of total loans	Allowance balance allocation	Loans as a percent of total loans	Allowance balance allocation	Loans as a percent of total loans	Allowance balance allocation	Loans as a percent of total loans	Allowance balance allocation	Loans as a percent of total loans
Commercial loans	$2,334	13.4%	$2,436	13.1%	$3,654	14.0%	$3,248	14.7%	$3,023	15.1%
Real Estate:
Commercial, owner-occupied	2,462	16.8	2,407	17.8	2,294	17.9	1,753	16.7	2,249	16.7
Commercial, investor	8,483	51.3	7,703	49.5	6,475	49.1	6,320	48.7	6,178	49.4
Construction	638	3.3	756	4.3	681	3.8	781	5.0	724	4.5
Home Equity	850	6.3	915	7.1	1,031	7.9	973	7.9	910	7.7
Other residential	973	7.4	800	6.7	536	5.7	454	5.3	394	5.0
Installment and other consumer	284	1.5	310	1.5	378	1.6	372	1.7	425	1.6
Unallocated allowance	653	N/A	494	N/A	718	N/A	1,541	N/A	1,096	N/A
Total allowance for loan losses	$16,677		$15,821		$15,767		$15,442		$14,999
Total percent		100.0%		100.0%		100.0%		100.0%		100.0%

Table 11 shows the activity in the allowance for loan losses for each of the years in the five-year period ended December 31, 2019.

Table 11 Allowance for Loan Losses

(dollars in thousands; unaudited)	2019	2018	2017	2016	2015
Beginning balance	$15,821	$15,767	$15,442	$14,999	$15,099
Provision for (reversal of) loan losses	900	—	500	(1,850)	500
Loans charged-off:
Commercial	(75)	(3)	(289)	(11)	(5)
Real Estate:
Commercial, owner occupied	—	—	—	(20)	—
Commercial, investor	—	—	—	—	—
Construction	—	—	—	—	(839)
Home equity	—	—	—	—	—
Other residential	—	—	—	—	—
Installment and other consumer	(3)	(2)	(4)	(5)	(20)
Total loans charged-off	(78)	(5)	(293)	(36)	(864)
Loans recovered:
Commercial	22	17	111	143	236
Real Estate:
Commercial, owner occupied	—	—	—	—	—
Commercial, investor	12	—	—	2,156	23
Construction	—	—	—	—	—
Home equity	—	—	—	3	3
Other residential	—	—	—	—	—
Installment and other consumer	—	42	7	27	2
Total loans recovered	34	59	118	2,329	264
Net loans recovered (charged-off)	(44)	54	(175)	2,293	(600)
Ending balance	$16,677	$15,821	$15,767	$15,442	$14,999
Total loans outstanding at end of year, before deducting allowance for loan losses	$1,843,286	$1,763,864	$1,679,013	$1,486,616	$1,451,208
Average total loans outstanding during year	$1,775,193	$1,704,390	$1,511,503	$1,452,357	$1,354,564
Ratio of allowance for loan losses to total loans at end of year	0.90%	0.90%	0.94%	1.04%	1.03%
Net recoveries (charge-offs) to average loans	NM	NM	(0.01)%	0.16%	(0.04)%
Ratio of allowance for loan losses to net recoveries (charge-offs)	(37,902.3)%	29,298.1%	(9,009.7)%	673.4%	(2,499.8)%

Page-35

NM - Not meaningful.

Net charge-offs totaled $44 thousand in 2019, compared to net recoveries of $54 thousand in 2018, and net charge-offs of $175 thousand in 2017. Charge-offs during 2019 were attributable to several small balance loans.

Table 12 shows non-performing assets and impaired loans for each of the years in the five-year period ended December 31, 2019.

Table 12 Non-performing Assets and Impaired Loans

(dollars in thousands; unaudited)	2019	2018	2017	2016	2015
Non-accrual loans:
Commercial	$—	$319	$—	$—	$21
Real Estate:
Commercial, owner-occupied	—	—	—	—	—
Commercial, investor	—	—	—	—	1,903
Construction	—	—	—	—	1
Home equity	168	313	406	91	171
Other residential	—	—	—	—	—
Installment and other consumer	58	65	—	54	83
Total non-accrual loans	226	697	406	145	2,179
Other real estate owned[1]	—	—		408	421
Total non-performing assets	$226	$697	$406	$553	$2,600
Accruing restructured loans:[2]
Commercial	$1,223	$1,506	$2,165	$2,207	$4,562
Real Estate:
Commercial, owner-occupied	6,998	6,993	6,999	6,993	6,993
Commercial, investor	1,770	1,821	2,171	2,256	513
Construction	—	2,688	2,969	3,245	3,237
Home equity	251	251	347	625	388
Other residential	452	462	1,148	1,965	2,011
Installment and other consumer	580	620	721	877	1,168
Total accruing restructured loans	11,274	14,341	16,520	18,168	18,872
Accreting impaired PCI loans:[3]
Commercial real estate	—	—	—	—	—
Commercial	—	—	—	—	137
Construction	—	—	—	—	—
Total accreting impaired PCI loans	—	—	—	—	137
Total non-accrual loans (from above)	226	697	406	145	2,179
Total impaired loans	$11,500	$15,038	$16,926	$18,313	$21,188
Allowance for loan losses to non-accrual loans at period end	7,379%	2,270%	3,883%	10,650%	688%
Non-accrual loans to total loans	0.01%	0.04%	0.02%	0.01%	0.15%
[1] Other real estate owned decreased in 2017 from the sale of two properties obtained from a bank acquisition in 2013.
[2] Excludes TDR loans on non-accrual status.
[3] The expected cash flows on these PCI loans declined post-acquisition, but continued to accrete interest based on the expected cash flows.

The decrease in total impaired loans from 2018 to 2019 primarily related to payoffs (including a $2.7 million TDR land development loan) and paydowns, partially offset by advances on existing impaired loans and the addition of one non-accrual home equity loan. The decrease in total impaired loans from 2017 to 2018 primarily related to payoffs, paydowns, and two loans that were removed from TDR status. The decrease in total impaired loans from 2016 to 2017 primarily related to payoffs and paydowns, and the charge-off of an unsecured commercial loan mentioned above, which were partially offset by an increase in non-accrual loans. The decrease in total impaired loans from 2015 to 2016 primarily related to the resolution and payoff of a commercial real estate credit.

Total accruing TDR loans, whose contractual terms were restructured in a manner that granted a concession to a borrower experiencing financial difficulties, totaled $11.3 million and $14.3 million as of December 31, 2019 and 2018, respectively. The decreases from 2018 to 2019, from 2017 to 2018 and from 2016 to 2017 primarily related to the same changes mentioned above. For more information, refer to Note 3 to the Consolidated Financial Statements in ITEM 8, under “Troubled Debt Restructuring."
Page-36

Other Assets

BOLI totaled $41.6 million at December 31, 2019, compared to $39.0 million at December 31, 2018, and is recorded in other assets. The increase of $2.6 million was due to the purchase of $3.0 million in new policies and a $634 thousand increase in the cash surrender value from net investment earnings, partially offset by a $971 thousand reduction in BOLI carrying value due to the receipt of death benefits totaling $1.5 million, which resulted in a $562 thousand gain on settlement recorded in non-interest income in 2019.

Other assets also included net deferred tax assets of $8.2 million and $10.4 million at December 31, 2019 and 2018, respectively. Deferred tax assets consist primarily of tax benefits expected to be realized in future periods related to temporary differences such as allowance for loan losses and off-balance sheet credit commitments, net operating loss carryforwards, deferred compensation plan and salary continuation plan, and net unrealized losses on available-for-sale securities. Management believes deferred tax assets will be realizable due to our consistent record of earnings and the expectation that earnings will continue at a level adequate to realize such benefits. Therefore, no valuation allowance was established as of December 31, 2019 or 2018. For additional information, refer to Note 11 to the Consolidated Financial Statements in ITEM 8 of this report.

In addition, we held $11.7 million and $11.1 million of FHLB stock recorded at cost in other assets at December 31, 2019 and 2018, respectively. The increase in 2019 resulted from the purchase of $616 thousand in FHLB stock. The FHLB paid $798 thousand and $959 thousand in cash dividends in 2019 and 2018, respectively. FHLB dividends in 2018 included a special dividend of $180 thousand. For additional information, refer to Note 2 to the Consolidated Financial Statements in ITEM 8 of this report.

Deposits

Deposits grew by $161.6 million, to $2,336.5 million at December 31, 2019, compared to $2,174.8 million at December 31, 2018. Non-interest bearing deposits grew by $62.8 million in 2019 and made up 48% of total deposits at year end. See ITEM 1A, Risk Factors, for a discussion of potential risks associated with concentrations and volatility due to activity of our large deposit customers.

Table 13 Distribution of Average Deposits

Table 13 shows the relative composition of our average deposits for 2019 and 2018. For average rates paid on deposits, refer to Table 1 in ITEM 7- Management's Discussion and Analysis of Financial Condition and Results of Operations.

	Years ended December 31,
	2019		2018
(dollars in thousands; unaudited)	Amount	Percent	Amount	Percent
Non-interest bearing	$1,094,806	50.0%	$1,085,870	50.3%
Interest bearing transaction	133,922	6.1	143,706	6.7
Savings	172,273	7.9	178,907	8.3
Money market [1]	680,296	31.1	612,372	28.4
Time deposits, including CDARS:
Less than $100,000	32,035	1.5	37,468	1.7
$100,000 or more	74,748	3.4	99,871	4.6
Total time deposits	106,783	4.9	137,339	6.3
Total average deposits	$2,188,080	100.0%	$2,158,194	100.0%
1 Money market balances included Insured Cash Sweep® ("ICS") and Demand Deposit Marketplace SM ("DDM") in both 2019 and 2018. DDM and ICS balances are discussed in Note 6 to the Consolidated Financial Statements in ITEM 8 of this report.

Page-37

Table 14 Maturities of Time Deposits of $100,000 or more at December 31

Table 14 below shows the maturity groupings for time deposits of $100,000 or more at December 31, 2019 and 2018.

	December 31,
(in thousands; unaudited)	2019	2018
Three months or less	$15,720	$25,512
Over three months through six months	11,308	13,201
Over six months through twelve months	17,033	13,997
Over twelve months	23,818	29,834
Total	$67,879	$82,544

Borrowings

As of December 31, 2019 and 2018, respectively, we had $648.0 million and $629.4 million in secured lines of credit with FHLB and $80.3 million and $69.7 million with the Federal Reserve Bank of San Francisco (“FRBSF”). We also had $92.0 million in unsecured lines with correspondent banks to cover any short or long-term borrowing needs at December 31, 2019 and 2018.

There were no FHLB overnight borrowings at December 31, 2019. FHLB overnight borrowings were $7.0 million at a rate of 2.56% on December 31, 2018. The FRBSF and correspondent bank lines were not utilized at December 31, 2019 or 2018.

As part of a bank acquisition in 2013, we assumed two subordinated debentures due to the NorCal Community Bancorp Trusts I and II at fair values totaling $5.0 million at the acquisition date and contractual balances totaling $8.2 million. On October 7, 2018, Bancorp redeemed in full the subordinated debentures due to NorCal Community Bancorp Trust I. The remaining subordinated debenture due to Trust II had been accreted up to $2.7 million and $2.6 million as of December 31, 2019 and 2018, respectively.

For additional information, see Note 7 to the Consolidated Financial Statements in ITEM 8 of this report.

Deferred Compensation Obligations

We maintain a non-qualified, unfunded deferred compensation plan for certain key management personnel. Under this plan, participating employees may defer compensation, which will entitle them to receive certain payments for up to fifteen years commencing upon retirement, death, disability or termination of employment. The participating employee may elect to receive payments over periods not to exceed fifteen years. At December 31, 2019 and 2018, our aggregate payment obligations under this plan totaled $4.4 million and $3.8 million, respectively.

Our Salary Continuation Plan ("Plan") provides a percentage of salary continuation benefits to a select group of Executive Management upon retirement at age sixty-five and reduced benefits upon early retirement.  At December 31, 2019 and 2018, our liability under the Plan was $3.0 million and $2.7 million, respectively, and is recorded in interest payable and other liabilities in the Consolidated Statements of Condition. The Plan is unfunded and non-qualified for tax purposes and for purposes of Title I of the Employee Retirement Income Security Act of 1974.

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

	Payments due by period
(in thousands; unaudited)	<1 year	1-3 years	4-5 years	>5 years	Total
Operating leases	$4,469	$4,758	$2,256	$2,092	$13,575
Finance leases	171	44	1	—	216
Subordinated debentures	—	—	—	4,124	4,124
Certificates of deposit	64,747	24,942	8,121	—	97,810
Other long term liabilities (salary continuation payments)[1]	33	214	357	1,295	1,899
Total	$69,249	$29,914	$10,734	$7,511	$117,408
1 Represents future benefit payments under executive salary continuation agreements assumed from the Bank of Napa acquisition whereby participants begin receiving payments upon reaching retirement age. Amounts exclude future benefit payment obligations totaling $4.2 million under Bank of Marin executive salary continuation agreements whereby participants will begin receiving payments upon reaching retirement age and fulfilling their service requirements. Salary continuation obligations are based on retirement date assumptions and may be adjusted upon actual retirement. For additional information, see Note 10 to the Consolidated Financial Statements in ITEM 8 of this report.

The contractual amount of loan commitments not reflected on the consolidated statements of condition was $529.1 million and $491.3 million at December 31, 2019 and 2018, respectively.

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

Capital Adequacy

As discussed in Note 15 to the Consolidated Financial Statements in ITEM 8 of this report, the Bank's capital ratios were above regulatory guidelines to be considered "well capitalized" and Bancorp's ratios exceeded the required minimum ratios for capital adequacy purposes. For further discussion of bank capital requirements and the potential effect of the final rules related to the Community Bank Leverage Ratio under the Economic Growth, Regulatory Relief and Consumer Protection Act, refer to the SUPERVISION AND REGULATION section in ITEM 1 of this report.

The Bank's total risk-based capital ratio increased from 14.0% at December 31, 2018 to 14.6% at December 31, 2019, primarily due to the Bank's $35.4 million 2019 in net income, partially offset by $17.6 million in dividends paid to Bancorp to cover the Share Repurchase Program described below, quarterly common stock dividends, and operating costs. The Bank's total risk-weighted assets increased by $73.6 million to $2.1 billion at December 31, 2019. Bancorp's total risk-based capital ratio was 14.9% at December 31, 2018 and 15.1% at December 31, 2019. Bancorp's 2019 Tier 1 capital included NorCal Community Bancorp Trust II, which is not included at the Bank level.

As discussed in Note 8 to the Consolidated Financial Statements in ITEM 8 of this report, Bancorp's existing $25.0 million Share Repurchase Program expired February 28, 2020. On January 24, 2020, Bancorp’s Board of Directors approved a new repurchase program of up to $25.0 million of Bancorp’s common stock, which expires February 28, 2022. During 2019, Bancorp repurchased 356,000 shares totaling $15.0 million for a cumulative total of 527,217 shares and $22.0 million as of December 31, 2019. We expect to maintain strong capital levels and do not expect that we will be required to raise additional capital in 2020. Our anticipated sources of capital in 2020 include future earnings and shares issued under the stock-based compensation program.

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

The most significant factor in our daily liquidity position is customer deposits. We attract and retain new deposits, which depends upon the variety and effectiveness of our customer account products, service and convenience, and rates paid to customers, as well as our financial strength. The cash cycles and unique business activities of some of our large commercial depositors may cause short-term fluctuations in their deposit balances held with us.

At December 31, 2019 our liquid assets, which included unencumbered available-for-sale securities and cash, totaled $532.2 million, an increase of $99.0 million from December 31, 2018. Our cash and cash equivalents increased $149.2 million from December 31, 2018. Significant sources of liquidity during 2019 included $175.1 million in paydowns, maturities and sales of investment securities, an increase in deposits of $161.6 million, and $40.9 million in net cash provided by operating activities.

Significant uses of liquidity during 2019 were $114.5 million in investment securities purchased, $77.8 million in loan originations and advances, net of repayments, $15.0 million in common stock repurchases, and $10.9 million in cash dividends paid on common stock to our shareholders. Refer to the Consolidated Statement of Cash Flows in this Form 10-K for additional information on our sources and uses of liquidity. Management anticipates that our current strong liquidity position and core deposit base are adequate to fund our operations.

Undrawn credit commitments, as discussed in Note 16 to the Consolidated Financial Statements in ITEM 8 of this report, totaled $529.1 million at December 31, 2019. We expect to fund these commitments to the extent utilized primarily through the repayment of existing loans, deposit growth and liquid assets. Over the next twelve months, $64.7 million of time deposits will mature. We expect to replace these funds with new deposits. Our emphasis on local deposits, combined with our liquid investment portfolio, provides a very stable funding base.

Since Bancorp is a holding company and does not conduct regular banking operations, its primary sources of liquidity are dividends from the Bank. Under the California Financial Code, payment of a dividend from the Bank to Bancorp without advance regulatory approval is restricted to the lesser of the Bank’s retained earnings or the amount of the Bank’s net profits from the previous three fiscal years less the amount of dividends paid during that period. The primary uses of funds for Bancorp are shareholder dividends and ordinary operating expenses.  Bancorp held $9.5 million of cash at December 31, 2019. In January 2020, Bancorp obtained a dividend distribution from the Bank totaling $16.2 million, which is deemed sufficient to cover Bancorp's operational needs, share repurchases, and cash dividends to shareholders through the end of 2020. Management anticipates that there will be sufficient earnings at the Bank to provide dividends to Bancorp to meet its funding requirements for the foreseeable future.

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

ALCO and the Board of Directors review our exposure to interest rate risk at least quarterly. We use simulation models to measure interest rate risk and to evaluate strategies to improve profitability. A simplified static statement of condition is prepared on a quarterly basis as a starting point, using instrument level data of our actual loans, investments, borrowings and deposits as inputs. If potential changes to net equity value and net interest income resulting from hypothetical interest rate changes are not within the limits established by the Board of Directors, Management may adjust the asset and liability mix to bring the risk position within approved limits or take other actions. At December 31, 2019, interest rate risk was within policy guidelines established by ALCO and the Board. One set of interest rates modeled and evaluated against flat interest rates is a series of immediate parallel shifts in the yield curve. These are provided in the following table as an example rather than an expectation of likely interest rate movements.

Table 16 Effect of Interest Rate Change on Net Interest Income (NII)
Immediate Changes in Interest Rates (in basis points)	Estimated Change in NII in Year 1 (as percent of NII)	Estimated Change in NII in Year 2 (as percent of NII)
up 400	(5.0)%	7.1%
up 300	(3.6)%	6.3%
up 200	(2.2)%	5.3%
up 100	(1.0)%	3.5%
down 100	(4.5)%	(9.5)%

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

Page-41

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors
Bank of Marin Bancorp

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated statements of condition of Bank of Marin Bancorp and subsidiary (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of comprehensive income, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2019 and 2018, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

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

Page-42

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

/s/ Moss Adams LLP
Los Angeles, California
March 13, 2020

We have served as the Company's auditor since 2004.

Page-43

March 13, 2020

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

Management conducted an assessment of the effectiveness of internal control over financial reporting as of December 31, 2019, utilizing the framework established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, Management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2019.

The Company's independent registered public accounting firm, Moss Adams LLP, has issued an attestation report on our internal control over financial reporting, which appears on the previous page.

/s/ Russell A. Colombo
Russell A. Colombo, President and Chief Executive Officer

/s/ Tani Girton
Tani Girton, EVP and Chief Financial Officer

Page-44

BANK OF MARIN BANCORP CONSOLIDATED STATEMENTS OF CONDITION
December 31, 2019 and 2018

(in thousands, except share data)	2019	2018
Assets
Cash, cash equivalents and restricted cash	$183,388	$34,221
Investment securities
Held-to-maturity, at amortized cost	137,413	157,206
Available-for-sale, at fair value	432,260	462,464
Total investment securities	569,673	619,670
Loans, net of allowance for loan losses of $16,677 and $15,821 at December 31, 2019 and 2018, respectively	1,826,609	1,748,043
Bank premises and equipment, net	6,070	7,376
Goodwill	30,140	30,140
Core deposit intangible	4,684	5,571
Operating lease right-of-use assets	11,002	—
Interest receivable and other assets	75,714	75,871
Total assets	$2,707,280	$2,520,892
Liabilities and Stockholders' Equity
Liabilities
Deposits
Non-interest bearing	$1,128,823	$1,066,051
Interest bearing
Transaction accounts	142,329	133,403
Savings accounts	162,817	178,429
Money market accounts	804,710	679,775
Time accounts	97,810	117,182
Total deposits	2,336,489	2,174,840
Borrowings and other obligations	212	7,000
Subordinated debentures	2,708	2,640
Operating lease liabilities	12,615	—
Interest payable and other liabilities	18,468	20,005
Total liabilities	2,370,492	2,204,485
Stockholders' Equity
Preferred stock, no par value, Authorized - 5,000,000 shares, none issued	—	—
Common stock, no par value, Authorized - 30,000,000 shares; Issued and outstanding - 13,577,008 and 13,844,353 at December 31, 2019 and 2018, respectively	129,058	140,565
Retained earnings	203,227	179,944
Accumulated other comprehensive income (loss), net of taxes	4,503	(4,102)
Total stockholders' equity	336,788	316,407
Total liabilities and stockholders' equity	$2,707,280	$2,520,892

The accompanying notes are an integral part of these consolidated financial statements.

Page-45

BANK OF MARIN BANCORP CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years ended December 31, 2019 and 2018

(in thousands, except per share amounts)	2019	2018
Interest income
Interest and fees on loans	$84,331	$79,527
Interest on investment securities	14,785	14,092
Interest on federal funds sold and due from banks	1,321	1,461
Total interest income	100,437	95,080
Interest expense
Interest on interest-bearing transaction accounts	347	226
Interest on savings accounts	70	72
Interest on money market accounts	3,439	1,355
Interest on time accounts	595	542
Interest on borrowings and other obligations	77	2
Interest on subordinated debentures	229	1,339
Total interest expense	4,757	3,536
Net interest income	95,680	91,544
Provision for loan losses	900	—
Net interest income after provision for loan losses	94,780	91,544
Non-interest income
Service charges on deposit accounts	1,865	1,891
Wealth Management and Trust Services	1,907	1,919
Debit card interchange fees, net	1,586	1,561
Merchant interchange fees, net	331	378
Earnings on bank-owned life Insurance, net	1,196	913
Dividends on FHLB stock	799	959
Gains on investment securities, net	55	876
Other income	1,345	1,642
Total non-interest income	9,084	10,139
Non-interest expense
Salaries and related benefits	34,253	33,335
Occupancy and equipment	6,143	5,976
Depreciation and amortization	2,228	2,143
Federal Deposit Insurance Corporation insurance	361	756
Data processing	3,717	4,358
Professional services	2,132	3,317
Directors' expense	735	700
Information technology	1,065	1,023
Amortization of core deposit intangible	887	921
Provision for losses on off-balance sheet commitments	129	—
Other expense	6,320	5,737
Total non-interest expense	57,970	58,266
Income before provision for income taxes	45,894	43,417
Provision for income taxes	11,653	10,795
Net income	$34,241	$32,622
Net income per common share:[1]
Basic	$2.51	$2.35
Diluted	$2.48	$2.33
Weighted average shares:[1]
Basic	13,620	13,864
Diluted	13,794	14,029
Comprehensive income:
Net income	$34,241	$32,622
Other comprehensive income (loss):
Change in net unrealized gains or losses on available-for-sale securities	11,839	(1,707)
Reclassification adjustment for (gains) losses on available-for-sale securities in net income	(55)	79
Net unrealized losses on securities transferred from available-for-sale to held-to-maturity	—	(278)
Amortization of net unrealized losses on securities transferred from available-for-sale to held-to-maturity	445	516
Subtotal	12,229	(1,390)
Deferred tax expense (benefit)	3,624	(412)
Other comprehensive income (loss), net of tax	8,605	(978)
Comprehensive income	$42,846	$31,644
1 Share and per share data have been adjusted to reflect the two-for-one stock split effective November 27, 2018.

The accompanying notes are an integral part of these consolidated financial statements.

Page-46

BANK OF MARIN BANCORP CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Years ended December 31, 2019 and 2018

(in thousands, except share data)	Common Stock		Retained Earnings	Accumulated Other Comprehensive (Loss) Income ("AOCL" or "AOCI"), Net of Taxes	Total
	Shares[1]	Amount
Balance at December 31, 2017	13,843,084	$143,967	$155,544	$(2,486)	$297,025
Net income	—	—	32,622	—	32,622
Other comprehensive loss	—	—	—	(978)	(978)
Reclassification of stranded tax effects in AOCI	—	—	638	(638)
Stock options exercised, net of shares surrendered for cashless exercises and tax withholdings	111,714	538	—	—	538
Stock issued under employee stock purchase plan	1,036	39	—	—	39
Stock issued under employee stock ownership plan	29,600	1,173	—	—	1,173
Restricted stock granted	37,040	—	—	—	—
Restricted stock surrendered for tax withholdings upon vesting	(1,316)	(45)	—	—	(45)
Restricted stock forfeited / cancelled	(12,056)	—	—	—	—
Stock-based compensation - stock options	—	651	—	—	651
Stock-based compensation - restricted stock	—	1,013	—	—	1,013
Cash dividends paid on common stock ($0.64 per share1)	—	—	(8,860)	—	(8,860)
Stock purchased by directors under director stock plan	998	37	—	—	37
Stock issued in payment of director fees	5,470	204	—	—	204
Stock repurchased, including commissions	(171,217)	(7,012)	—	—	(7,012)
Balance at December 31, 2018	13,844,353	$140,565	$179,944	$(4,102)	$316,407
Net income	—	—	34,241	—	34,241
Other comprehensive income	—	—	—	8,605	8,605
Stock options exercised, net of shares surrendered for cashless exercises and tax withholdings	45,553	669	—	—	669
Stock issued under employee stock purchase plan	1,355	54	—	—	54
Stock issued under employee stock ownership plan	30,075	1,245	—	—	1,245
Restricted stock granted	29,110	—	—	—	—
Restricted stock surrendered for tax withholdings upon vesting	(5,240)	(220)	—	—	(220)
Restricted stock forfeited / cancelled	(18,333)	—	—	—	—
Stock-based compensation - stock options	—	495	—	—	495
Stock-based compensation - restricted stock	—	1,017	—	—	1,017
Cash dividends paid on common stock ($0.80 per share)	—	—	(10,958)	—	(10,958)
Stock purchased by directors under director stock plan	591	24	—	—	24
Stock issued in payment of director fees	5,544	231	—	—	231
Stock repurchased, including commissions	(356,000)	(15,022)	—	—	(15,022)
Balance at December 31, 2019	13,577,008	$129,058	$203,227	$4,503	$336,788
1 Share and per share data have been adjusted to reflect the two-for-one stock split effective November 27, 2018.

The accompanying notes are an integral part of these consolidated financial statements.

Page-47

BANK OF MARIN BANCORP CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2019 and 2018

(in thousands)	2019	2018
Cash Flows from Operating Activities:
Net income	$34,241	$32,622
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	900	—
Provision for losses on off-balance sheet commitments	129	—
Noncash contribution expense to employee stock ownership plan	1,245	1,173
Noncash director compensation expense	301	227
Stock-based compensation expense	1,512	1,664
Amortization of core deposit intangible	887	921
Amortization of investment security premiums, net of accretion of discounts	1,633	2,695
Accretion of discount on acquired loans	(353)	(807)
Accretion of discount on subordinated debentures	68	1,025
Net change in deferred loan origination costs/fees	(348)	183
Gain on sale of investment securities	(55)	(876)
Depreciation and amortization	2,228	2,143
Earnings on bank-owned life insurance policies	(1,196)	(913)
Net change in operating assets and liabilities:
Interest receivable and other assets	(329)	1,148
Interest payable and other liabilities	70	902
Total adjustments	6,692	9,485
Net cash provided by operating activities	40,933	42,107
Cash Flows from Investing Activities:
Purchase of held-to-maturity securities	(3,549)	(1,988)
Purchase of available-for-sale securities	(110,934)	(235,873)
Proceeds from sale of available-for-sale securities	66,081	16,972
Proceeds from paydowns/maturities of held-to-maturity securities	23,005	22,891
Proceeds from paydowns/maturities of available-for-sale securities	86,044	57,662
Proceeds from sale of Visa Inc. Class B restricted common stock	—	956
Loans originated and principal collected, net	(77,827)	(84,598)
Purchase of bank-owned life insurance policies	(2,997)	—
Cash receipts from bank-owned life insurance policies	1,533	—
Purchase of premises and equipment	(542)	(907)
Purchase of Federal Home Loan Bank stock	(616)	—
Cash paid for low income housing tax credit investment	(952)	(418)
Net cash used in investing activities	(20,754)	(225,303)
Cash Flows from Financing Activities:
Net increase in deposits	161,649	26,170
Proceeds from stock options exercised	669	591
Payment of tax withholding for stock options exercised and vesting of restricted stock	(220)	(99)
Federal Home Loan Bank (repayment) borrowings	(7,000)	7,000
Repayment of subordinated debenture including execution costs	—	(4,137)
Repayment of finance lease obligations	(168)	—
Cash dividends paid on common stock	(10,958)	(8,860)
Stock repurchased, net of commissions	(15,062)	(6,869)
Proceeds from stock issued under employee and director stock purchase plans and ESOP	78	76
Net cash provided by financing activities	128,988	13,872
Net increase (decrease) in cash, cash equivalents and restricted cash	149,167	(169,324)
Cash, cash equivalents and restricted cash at beginning of period	34,221	203,545
Cash, cash equivalents and restricted cash at end of period	$183,388	$34,221
Supplemental disclosure of cash flow information:
Cash paid in interest	$4,659	$2,599
Cash paid in income taxes	$12,738	$8,380
Supplemental disclosure of noncash investing and financing activities:
Change in net unrealized gain or loss on available-for-sale securities	$11,839	$(1,707)
Securities transferred from available-for-sale to held-to-maturity	$—	$27,422
Amortization of net unrealized loss on available-for-sale securities transferred to held-to-maturity	$445	$516
Subscription in low income housing tax credit investment	$—	$3,000
Stock issued to employee stock ownership plan	$1,245	$1,173
Stock issued in payment of director fees	$231	$204
Repurchase of stock not yet settled	$103	$143
Restricted cash:
Federal Reserve Bank reserve requirements included in cash, cash equivalents and restricted cash	$4,806	$5,971

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

Nature of Operations: Bancorp, headquartered in Novato, CA, conducts business primarily through its wholly-owned subsidiary, the Bank, which provides a wide range of financial services to customers who are predominantly professionals, small and middle-market businesses, and individuals who work and/or reside in Marin, Sonoma, Napa, San Francisco, Alameda and Contra Costa counties. Besides its headquarters located in Novato, CA, the Bank operates ten branches in Marin County, three in Napa County, one in San Francisco, five in Sonoma County, three in Alameda County, and one loan production office in Contra Costa County. Our accounting and reporting policies conform to Generally Accepted Accounting Principles ("GAAP"), general practice, and regulatory guidance within the banking industry. A summary of our significant policies follows.

Cash, Cash Equivalents and Restricted Cash include cash, due from banks, federal funds sold and other short-term investments with maturities of less than three months at the time of purchase. Restricted cash includes reserve requirements held with the Federal Reserve Bank of San Francisco.

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

Securities transferred from the available-for-sale category to the held-to-maturity category are recorded at fair value at the date of transfer. Unrealized holding gains or losses on the dates of the transfer of securities from available-for-sale to held-to-maturity are included in the balance of accumulated other comprehensive income (loss), net of tax, in the consolidated balance sheets. These unrealized holding gains or losses on the dates of transfer are amortized over the remaining life of the securities as yield adjustments in a manner consistent with the amortization or accretion of the original purchase premium or discount on the associated security.

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

Page-49

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

Page-50

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

Page-51

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

Page-52

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

Page-53

Transfers of Financial Assets: We have entered into certain loan participation agreements with other organizations. We account for these transfers of financial assets as sales when control over the transferred financial assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets and liabilities have been isolated from us, (2) the transferee has the right to pledge or exchange the assets (or beneficial interests) it received, free of conditions that constrain it from taking advantage of that right, beyond a trivial benefit and (3) we do not maintain effective control over the transferred financial assets or third-party beneficial interests related to those transferred assets. No gain or loss has been recognized by us on the sale of these participation interests in 2019 and 2018.

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

Business Combinations: Business combinations are accounted for under the acquisition method of accounting in accordance with ASC 805, Business Combinations. A business is defined as a set of activities and assets that is both self-sustaining and managed to provide a return to investors and generally has three elements: inputs, processes and outputs. Under the acquisition method, the acquiring entity in a business combination recognizes the acquired assets and assumed liabilities at their estimated fair values as of the date of acquisition. Any excess of the purchase price over the fair value of net assets and other identifiable intangible assets acquired is recorded as goodwill. To the extent the fair value of net assets acquired, including other identifiable assets, exceed the purchase price, a bargain purchase gain is recognized. Assets acquired and liabilities assumed from a business combination are recognized at fair value, if the fair value can be determined during the measurement period. Results of operations of an acquired business are included in the consolidated statements of operations from the date of acquisition. Business acquisition-related costs, including conversion and restructuring charges, are expensed as incurred. If substantially all of an acquisition is made up of one asset or several similar assets, or without a substantive process that together contributes to the ability to create outputs, the acquisition is accounted for as an asset acquisition and acquisition costs will be capitalized as part of the assets acquired, rather than expensed in a business combinations.

Goodwill and Other Intangible Assets: Goodwill is determined as the excess of the fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill that arises from a business combination is periodically evaluated for impairment at the reporting unit level, at least annually. Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values. Core deposit intangible ("CDI") represents the estimated future benefit of deposits related to an acquisition and is booked separately from the related deposits and evaluated periodically for impairment. The CDI asset is amortized on an accelerated method over its estimated useful life of ten years. At December 31, 2019, the future estimated amortization expense for the CDI arising from our past acquisitions is as follows:

(in thousands)	2020	2021	2022	2023	2024	Thereafter	Total
Core deposit intangible amortization	$853	$818	$782	$719	$422	$1,090	$4,684

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

Page-54

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

Federal Home Loan Bank of San Francisco ("FHLB") Stock: The Bank is a member of the FHLB. Members are required to own a certain amount of stock based on the level of borrowings and other factors. As of December 31, 2019, our investment in FHLB stock was carried at cost, as there was no impairment or changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer.  As of December 31, 2018, our investment in FHLB stock was carried at cost. We periodically evaluate FHLB stock for impairment based on ultimate recovery of par value. FHLB stock is included as part of interest receivable and other assets on the consolidated statements of condition. Both cash and stock dividends are reported as non-interest income.

Investments in Low Income Housing Tax Credit Funds: We have invested in limited partnerships that were formed to develop and operate affordable housing projects for low or moderate-income tenants throughout California. Our ownership percentage in each limited partnership ranges from 1.0% to 3.5%. We account for the investments in qualified affordable housing tax credit funds using the proportional amortization method, where the initial cost of the investment is amortized in proportion to the tax credits and other tax benefits received. Low income housing tax credits and other tax benefits received, net of the amortization of the investment is recognized as part of income tax benefit. Each of the partnerships must meet the regulatory minimum requirements for affordable housing for a minimum 15-year compliance period to fully utilize the tax credits. If the partnerships cease to qualify during the compliance period, the credit may be denied for any period in which the project is not in compliance and a portion of the credit previously taken is subject to recapture with interest. We record an impairment charge if the value of the future tax credits and other tax benefits is less than the carrying value of the investments.

Employee Stock Ownership Plan (“ESOP”): We recognize compensation cost for ESOP contributions when funds become committed for the purchase of Bancorp's common shares into the ESOP in the year in which the employees render service entitling them to the contribution. If we contribute stock, the compensation cost is the fair value of the shares when they are committed to be released (i.e., when the number of shares becomes known and formally approved). In 2019 and 2018, the Bank only made stock contributions to the ESOP.

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

Page-55

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

(in thousands, except per share data)[1]	2019	2018
Weighted average basic shares outstanding	13,620	13,864
Potentially dilutive common shares related to:
Stock options	148	136
Unvested restricted stock awards	26	29
Weighted average diluted shares outstanding	13,794	14,029
Net income	$34,241	$32,622
Basic EPS	$2.51	$2.35
Diluted EPS	$2.48	$2.33
Weighted average anti-dilutive shares not included in the calculation of diluted EPS	35	44

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

We determine the fair value of stock options at the grant date using a Black-Scholes pricing model that takes into account the stock price at the grant date, exercise price, expected life of the option, volatility of the underlying stock, expected dividend yield and risk-free interest rate over the expected life of the option. The expected term of options granted is derived from historical data on employee exercises and post-vesting employment termination behavior. The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury yield curve in effect at the

Page-56

time of the grant. Expected volatility is based on the historical volatility of the common stock over the most recent period that is generally commensurate with the expected life of the options. The Black-Scholes option valuation model requires the input of highly subjective assumptions, including the expected life of the stock-based award and stock price volatility. The assumptions used represent Management's best estimates based on historical information, but these estimates involve inherent uncertainties and the application of Management's judgment. As a result, if other assumptions had been used, the recorded stock-based compensation expense could have been materially different from that recorded in the consolidated financial statements. The fair value of restricted stock is based on the stock price on the grant date.

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

In June 2018, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. This update simplifies the accounting for share-based payment transactions for acquiring goods and services from nonemployees, applying some of the same requirements as employee share-based payment transactions. The ASU will not affect the accounting for share-based payment awards to nonemployee directors, which will continue to be treated as employee share-based transactions under the current standards. ASU 2018-07 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. We adopted the requirements of this ASU effective January 1, 2019, which did not impact our financial condition or results of operations, as it is not our practice to issue stock-based awards to pay for goods and services from nonemployees, other than nonemployee directors.

Derivative Financial Instruments and Hedging Activities - Fair Value Hedges: All of our interest rate swap contracts are designated and qualified as fair value hedges. The terms of our interest rate swap contracts are closely aligned to the terms of the designated fixed-rate loans. The hedging relationships are tested for effectiveness on a quarterly basis using a qualitative approach. The qualitative analysis includes verification that there are no changes to the derivative's or hedged item's key terms and conditions and no adverse developments regarding risk of counterparty default, and validation that we continue to have fair value hedge designation. The interest rate swaps are carried on the consolidated statements of condition at their fair value in other assets (when the fair value is positive) or in other liabilities (when the fair value is negative). The changes in the fair value of the interest rate swaps are recorded in interest income. The unrealized gains or losses due to changes in fair value of the hedged fixed-rate loans due to changes in benchmark interest rates are recorded as an adjustment to the hedged loans and offset in interest income. For derivative instruments executed with the same counterparty under a master netting arrangement, we do not offset fair value amounts of interest rate swaps in liability positions with the ones in asset positions.

From time to time, we make firm commitments to enter into long-term fixed-rate loans with borrowers backed by yield maintenance agreements and simultaneously enter into forward interest rate swap agreements with correspondent banks to mitigate the change in fair value of the yield maintenance agreement. Prior to loan funding, yield maintenance agreements with net settlement features that meet the definition of a derivative are considered as non-designated hedges and are carried on the consolidated statements of condition at their fair value in other assets (when the fair value is positive) or in other liabilities (when the fair value is negative). The offsetting changes in the fair value of the forward swap and the yield maintenance agreement are recorded in interest income. When the fixed-rate loans are originated, the forward swaps are designated to offset the change in fair value in the loans. Subsequent to the point of the swap designations, the fair value of the related yield maintenance agreements at the designation date that was recorded in other assets is amortized using the effective yield method over the life of the respective designated loans.

The net effect of the change in fair value of interest rate swaps, the amortization of the yield maintenance agreement and the change in the fair value of the hedged loans due to changes in benchmark interest rates result in an insignificant amount recognized in interest income. For further detail, see Note 14, Derivative Financial Instruments and Hedging Activities.

Page-57

In October 2018, the FASB issued ASU No. 2018-16, Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes. This update adds an alternative fifth permissible U.S. benchmark rate to be used for hedge accounting purposes. The amendments should be adopted for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, on a prospective basis for qualifying new or re-designated hedging relationships entered into on or after the date of adoption. We adopted this ASU effective January 1, 2019, which did not impact our financial condition or results of operations, as we did not have new or re-designated hedging relationships since adoption.
Revenue Recognition: We utilize the following five-step model for non-financial instrument related revenue that is in scope for Topic 606, Revenue from Contracts with Customers: 1) identify the contract, 2) identify the performance obligations in the contract, 3) determine the transaction price, 4) allocate the transaction price to the performance obligations in the contract, and, 5) recognize revenue when (or as) the entity satisfies the performance obligation. Our main revenue streams in scope for Topic 606 include:

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

•
Deposit account service charges - Service charges on deposit accounts consist of monthly maintenance fees, business account analysis fees, business online banking fees, check order charges, and other deposit account-related fees.  Performance obligations for monthly maintenance fees and account analysis fees are satisfied, and the related revenue recognized, when we complete our performance obligation each month.  Performance obligations related to transaction-based services (such as check orders) are satisfied, and the related revenue recognized, at a point in time typically when the transaction is completed, except for business accounts subject to analysis where the transaction-based fees are part of the monthly account analysis fees.

•
Debit card interchange fees - We issue debit cards to our consumer and small business customers that allow them to purchase goods and services from merchants in person, online, or via mobile devices using funds held in their demand deposit accounts held with us.  Debit cards issued to our customers are part of global electronic payment networks (such as Visa) who pass a portion of the merchant interchange fees to debit card-issuing member banks like us when our customers make purchases through their networks.  Performance obligations for debit card services are satisfied and revenue is recognized daily as the payment networks process transactions.  Because we act in an agent capacity, we recognize network costs on a net basis with interchange fees in non-interest income.

Advertising Costs are expensed as incurred. For the years ended December 31, 2019 and 2018, advertising costs totaled $775 thousand and $666 thousand, respectively.

Comprehensive Income (Loss) includes net income, changes in the unrealized gains or losses on available-for-sale investment securities, and amortization of net unrealized gains or losses on securities transferred from available-for-sale to held-to-maturity, net of related taxes, reported on the consolidated statements of comprehensive income and as components of stockholders' equity.

Fair Value Measurements: We use fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. We base our fair values on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (i.e., exit price notion) reflecting factors such as a liquidity premium. Securities available-for-sale and derivatives are recorded at fair value on a recurring basis. Our equity investments that do not have readily determinable fair values are recorded at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. FHLB stock and Visa Inc. Class B common stock are carried at cost as of December 31, 2019 and 2018, as there was no impairment or changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. Additionally,

Page-58

from time to time, we may be required to record certain assets and liabilities at fair value on a non-recurring basis, such as purchased loans and acquired deposits recorded at acquisition date, certain impaired loans, other real estate owned and securities held-to-maturity that are other-than-temporarily impaired. These non-recurring fair value adjustments typically involve write-downs of individual assets due to application of lower-of-cost or market accounting.

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

Other Recently Adopted Accounting Standards

In February 2018, the FASB issued ASU No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This amendment helped organizations address certain stranded income tax effects in accumulated other comprehensive income ("AOCI") resulting from the enactment of the Tax Cuts and Jobs Act of 2017. The ASU required financial statement preparers to disclose a description of the accounting policy for releasing income tax effects from AOCI, whether or not they elect to reclassify the stranded income tax effects from the Tax Cuts and Jobs Act of 2017, and information about the other income tax effects that are reclassified. The amendments are effective for all organizations for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. We early adopted this ASU in the first quarter of 2018 by reclassifying $638 thousand from AOCI to retained earnings. This amount represented the stranded income tax effects related to the unrealized loss on available-for-sale securities in AOCI on the date of the enactment of the Tax Cuts and Jobs Act of 2017.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (the "new lease accounting standard"). The amendments in this ASU intended to increase transparency and comparability among organizations by recognizing an operating lease or finance lease right-of-use asset for the lease term, and a lease liability, which is a lessee's obligation to make lease payments, recorded based on discounting future lease payments under the lease terms. This ASU generally applies to leasing arrangements exceeding a twelve-month term. ASU 2016-02 is effective for annual periods, including interim periods within those annual periods beginning after December 15, 2018 and requires a modified retrospective method of adoption. In July 2018, the FASB issued two amendments to ASU 2016-02: ASU No. 2018-10, Codification Improvements to Topic 842, Leases, which provided various corrections and clarifications to ASU 2016-02; and ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, which permitted optional transition methods and provided lessors with a practical expedient for separating lease and non-lease components of a lease. The ASU allowed entities to apply either a modified retrospective approach at the beginning of the earliest period presented or at the beginning of the period of adoption through a cumulative-effect adjustment to retained earnings. We adopted the ASU under the latter approach.

As a result of the adoption of ASU 2016-02 on January 1, 2019, we recorded operating and finance lease right-of-use assets totaling $13.4 million, net of deferred rent and unaccreted lease incentives, operating and finance lease liabilities totaling $15.4 million, and no cumulative-effect adjustments to retained earnings. Under the standard's transition guidance, we elected the package of practical expedients, which allowed us to carry forward existing lease classifications and did not require us to reassess initial direct costs for any existing leases. In addition, we elected the hindsight practical expedient when determining the lease term (i.e., considering whether we are reasonably certain to exercise options to extend or terminate the lease). We made accounting policy elections not to separate non-lease components from lease components and to exclude short-term leases (i.e., lease term of 12 months or less at the commencement date) from right-of-use assets and lease liabilities for all lease classifications. See Note 12, Commitments and Contingencies for further information.

Page-59

In March 2019, the FASB issued ASU No. 2019-01, Leases (Topic 842): Codification Improvements. This ASU addresses two lessor implementation issues and clarifies that lessees and lessors are exempt from certain interim disclosure requirements associated with adopting ASU 2016-02. The amendments related to the lessor implementation issues are effective for public business entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early application is permitted. As the ASU's amendments applicable to us only relate to disclosures, the adoption of ASU 2019-01 did not impact our financial condition or results of operations.
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

Early CECL implementation activities focused on, among other things, capturing and validating data, segmenting the loan portfolio, evaluating various credit loss estimation methodologies, sourcing tools to forecast future economic conditions, running multiple loan loss driver analyses that correlate our credit loss experience with one or more economic factors, and evaluating the qualitative factor framework and assumptions. Based on these activities, we determined that our primary credit loss methodology will utilize a discounted cash flow approach that considers the probability of default and loss given default. Continuing implementation activities include model validation, drafting policies and disclosures, and evaluating, documenting and testing internal controls. Parallel testing occurred throughout 2019 and we estimate that our adoption of the CECL standards will result in a 5% to 15% increase to our allowance for credit losses, which will be recorded as a cumulative-effect adjustment to retained earnings, net of tax as of January 1, 2020.

In April 2019, the FASB issued ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments that clarifies and improves areas of guidance related to recently issued standards on credit losses, hedging and recognition and measurement. The provisions of this ASU are effective January 1, 2020 and contain various methods of adoption. We will evaluate this ASU in conjunction with ASU 2016-13 to determine its impact on our financial condition and results of operations. At this time, we do not expect the ASU to have a material impact on our financial condition or results of operations.
In May 2019, the FASB issued ASU No. 2019-05, Financial Instruments - Credit Losses (Topic 326): Targeted Transition Relief. This ASU allows an option for entities to irrevocably elect the fair value option on an instrument-by-instrument basis for eligible financial assets measured at amortized cost basis upon adoption of the credit loss standards. This amendment provides relief for those entities electing the fair value option on newly originated or purchased financial assets, while maintaining existing similar financial assets at amortized cost, avoiding the requirement to maintain dual measurement methods for similar assets. The fair value option does not apply to held-to-maturity debt securities. This ASU is effective for us in fiscal year 2020, including interim periods within the fiscal year. At this time, we do not expect to elect the fair value option for our financial assets.

Page-60

In November 2019, the FASB issued ASU No. 2019-11, Codification Improvements to Topic 326, Financial Instruments - Credit Losses. This ASU, among other narrow -scope improvements, clarifies guidance around how to report expected recoveries. “Expected recoveries” describes a situation in which an organization recognizes a full or partial write-off of the amortized cost basis of a financial asset, but then later determines that the amount written off, or a portion of that amount, will in fact be recovered. This ASU permits organizations to record expected recoveries on PCD assets. Additionally, this ASU reinforces existing guidance that prohibits organizations from recording negative allowances for available-for-sale debt securities. ASU 2019-11 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The amendments should be applied on a modified retrospective basis by means of a cumulative-effect adjustment to the opening retained earnings balance in the statement of financial position as of the date of adoption. We adopted the requirements of this ASU on January 1, 2020 and do not expect the ASU to have a material impact on our financial condition or results of operations.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. The amendments in this ASU remove, modify, and add disclosure requirements for the fair value reporting of assets and liabilities. The modifications and additions relate to Level 3 fair value measurements at the end of the reporting period. ASU 2018-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Entities should disclose and describe the range and weighted-average of significant observable inputs used to develop Level 3 fair value measurements prospectively. We adopted the requirements of this ASU on January 1, 2020. As the ASU’s requirements only relate to disclosures, the amendments will not impact our financial condition or results of operations.

In August 2018, the FASB issued ASU No. 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. This standard aligns the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software, regardless of whether they convey a license to the hosted software. The accounting for the service element of a hosting arrangement that is a service contract is not affected by this ASU. The amendments are effective for public business entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. An entity has the option to apply amendments in the ASU either retrospectively or prospectively to all implementation costs incurred after the date of adoption. We adopted the requirements of this ASU on January 1, 2020. We do not expect that the ASU will have a material impact on our financial condition or results of operations.
In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This ASU is intended to reduce the cost and complexity related to accounting for income taxes by removing certain exceptions to the guidance in Topic 740 related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and simplifying aspects of the accounting for franchise taxes and enacted changes in tax laws or rates. This ASU is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. Early adoption is permitted. As this ASU is narrow in scope and applicability to us will likely be minimal, we do not expect that the ASU will have a material impact on our financial condition or results of operations.
In January 2020, the FASB issued ASU No. 2020-01, Investments - Equity Securities (Topic 321), Investments - Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) - Clarifying the Interactions between Topic 321, Topic 323, and Topic 815. Among other things, this ASU clarifies that a company should consider observable transactions that require a company to either apply or discontinue the equity method of accounting under Topic 323, for the purposes of applying the measurement alternative in accordance with Topic 321. This ASU is effective for fiscal years beginning after December 15, 2020. Early adoption is permitted. ASU No. 2020-01 should be applied prospectively at the beginning of the interim period that includes adoption. We do not expect that the ASU will have a material impact on our financial condition or results of operations.

Note 2:  Investment Securities

Our investment securities portfolio consists of obligations of state and political subdivisions, U.S. corporations, U.S. federal government agencies such as Government National Mortgage Association ("GNMA") and Small Business Administration ("SBA"), U.S. government-sponsored enterprises ("GSEs") such as Federal National Mortgage Association ("FNMA"), Federal Home Loan Mortgage Corporation ("FHLMC), Federal Farm Credit Banks Funding Corporation and FHLB. We also invest in residential and commercial mortgage-backed securities ("MBS"/"CMBS") and collateralized mortgage obligations ("CMOs") issued or guaranteed by the GSEs, as reflected in the following table:

Page-61

	December 31, 2019				December 31, 2018
	Amortized	Fair	Gross Unrealized		Amortized	Fair	Gross Unrealized
(in thousands)	Cost	Value	Gains	(Losses)	Cost	Value	Gains	(Losses)
Held-to-maturity:
Securities of U.S. government-sponsored enterprises:
MBS pass-through securities issued by FHLMC and FNMA	$80,451	$81,325	$1,018	$(144)	$88,606	$85,804	$7	$(2,809)
SBA-backed securities	7,999	8,264	265	—	8,720	8,757	37	—
CMOs issued by FNMA	10,210	10,492	282	—	11,447	11,327	—	(120)
CMOs issued by FHLMC	31,477	32,157	685	(5)	33,583	33,021	8	(570)
CMOs issued by GNMA	3,763	3,816	53	—	3,739	3,769	30	—
Obligations of state and political subdivisions	3,513	3,588	75	—	11,111	11,216	128	(23)
Total held-to-maturity	137,413	139,642	2,378	(149)	157,206	153,894	210	(3,522)
Available-for-sale:
Securities of U.S. government-sponsored enterprises:
MBS pass-through securities issued by FHLMC and FNMA	98,502	100,071	1,617	(48)	95,339	94,467	358	(1,230)
SBA-backed securities	35,674	36,286	688	(76)	50,722	50,781	465	(406)
CMOs issued by FNMA	22,702	23,092	390	—	28,275	28,079	134	(330)
CMOs issued by FHLMC	139,398	143,226	3,892	(64)	145,979	144,836	454	(1,597)
CMOs issued by GNMA	11,719	11,755	42	(6)	11,294	11,021	1	(274)
Debentures of government- sponsored agencies	48,389	49,046	727	(70)	52,956	53,018	185	(123)
Privately issued CMOs	—	—	—	—	295	297	2	—
Obligations of state and political subdivisions	66,042	67,282	1,386	(146)	79,046	77,960	134	(1,220)
Corporate bonds	1,497	1,502	6	(1)	2,004	2,005	15	(14)
Total available-for-sale	423,923	432,260	8,748	(411)	465,910	462,464	1,748	(5,194)
Total investment securities	$561,336	$571,902	$11,126	$(560)	$623,116	$616,358	$1,958	$(8,716)

The amortized cost and fair value of investment debt securities by contractual maturity at December 31, 2019 and 2018 are shown below. Expected maturities may differ from contractual maturities if the issuers of the securities have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2019				December 31, 2018
	Held-to-Maturity		Available-for-Sale		Held-to-Maturity		Available-for-Sale
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$1,807	$1,811	$6,699	$6,706	$6,194	$6,182	$9,863	$9,795
After one but within five years	2,256	2,296	48,706	49,619	5,481	5,492	84,871	84,435
After five years through ten years	56,221	57,544	208,806	214,277	59,231	58,120	252,274	250,055
After ten years	77,129	77,991	159,712	161,658	86,300	84,100	118,902	118,179
Total	$137,413	$139,642	$423,923	$432,260	$157,206	$153,894	$465,910	$462,464

Sales of investment securities and gross gains and losses are shown in the following table.

(in thousands)	2019	2018
Available-for-sale:
Sales proceeds	$66,081	$16,972
Gross realized gains	$214	$27
Gross realized losses	$(159)	$(106)

Page-62

Pledged investment securities are shown in the following table:

(in thousands)	December 31, 2019	December 31, 2018
Pledged to the State of California:
Secure public deposits in compliance with the Local Agency Security Program	$126,598	$125,696
Collateral for trust deposits	742	734
Total investment securities pledged to the State of California	$127,340	$126,430
Collateral for Wealth Management and Trust Services ("WMTS') checking account	$622	$2,000

As part of our ongoing review of our investment securities portfolio, we reassessed the classification of certain securities issued by government sponsored agencies. During 2018, we transferred $27.4 million, from available-for-sale to held-to-maturity at fair value. We intend and have the ability to hold these securities to maturity. The net unrealized pre-tax loss of $278 thousand, remained in accumulated other comprehensive income and is amortized over the remaining life of the securities along with amortization of any prior transfers. Amortization of the net unrealized pre-tax loss totaled $445 thousand and $516 thousand in 2019 and 2018, respectively. There were no securities transferred from available-for-sale to held-to-maturity at fair value in 2019.

There were 40 and 229 securities in unrealized loss positions at December 31, 2019 and 2018, respectively. Those securities are summarized and classified according to the duration of the loss period in the tables below:

December 31, 2019	< 12 continuous months		≥ 12 continuous months		Total securities in a loss position
(in thousands)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
Held-to-maturity:
MBS pass-through securities issued by FHLMC and FNMA	$14,203	$(60)	$6,073	$(84)	$20,276	$(144)
CMOs issued by FHLMC	—	—	1,725	(5)	1,725	(5)
Total held-to-maturity	14,203	(60)	7,798	(89)	22,001	(149)
Available-for-sale:
MBS pass-through securities issued by FHLMC and FNMA	4,367	(34)	4,464	(14)	8,831	(48)
SBA-backed securities	9,227	(14)	2,448	(62)	11,675	(76)
CMOs issued by FHLMC	14,918	(58)	2,981	(6)	17,899	(64)
CMOs issued by GNMA	7,139	(6)	—	—	7,139	(6)
Debentures of government-sponsored agencies	25,228	(70)	—	—	25,228	(70)
Obligations of state and political subdivisions	20,579	(145)	659	(1)	21,238	(146)
Corporate bonds	500	(1)	—	—	500	(1)
Total available-for-sale	81,958	(328)	10,552	(83)	92,510	(411)
Total temporarily impaired securities	$96,161	$(388)	$18,350	$(172)	$114,511	$(560)

Page-63

December 31, 2018	< 12 continuous months		> 12 continuous months		Total securities in a loss position
(in thousands)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
Held-to-maturity:
MBS pass-through securities issued by FHLMC and FNMA	$198	$(9)	$83,990	$(2,800)	$84,188	$(2,809)
CMOs issued by FNMA	—	—	11,327	(120)	$11,327	$(120)
CMOs issued by FHLMC	2,880	(3)	28,171	(567)	31,051	(570)
Obligations of state and political subdivisions	—	—	3,565	(23)	3,565	(23)
Total held-to-maturity	3,078	(12)	127,053	(3,510)	130,131	(3,522)
Available-for-sale:
MBS pass-through securities issued by FHLMC and FNMA	19,971	(128)	50,077	(1,102)	70,048	(1,230)
SBA-backed securities	13,175	(122)	20,123	(284)	33,298	(406)
CMOs issued by FNMA	2,345	(8)	16,138	(322)	18,483	(330)
CMOs issued by FHLMC	24,094	(330)	74,243	(1,267)	98,337	(1,597)
CMOs issued by GNMA	1,666	(7)	9,112	(267)	10,778	(274)
Debentures of government- sponsored agencies	4,992	(8)	11,349	(115)	16,341	(123)
Obligations of state and political subdivisions	15,290	(54)	52,804	(1,166)	68,094	(1,220)
Corporate bonds	—	—	1,004	(14)	1,004	(14)
Total available-for-sale	81,533	(657)	234,850	(4,537)	316,383	(5,194)
Total temporarily impaired securities	$84,611	$(669)	$361,903	$(8,047)	$446,514	$(8,716)

As of December 31, 2019, the investment portfolio included 16 investment securities that had been in a continuous loss position for twelve months or more and 24 investment securities had been in a loss position for less than twelve months.

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

Other temporarily impaired securities, including obligations of state and political subdivisions and corporate bonds, were deemed credit worthy after our internal analysis of the issuers' latest financial information, credit ratings by major credit agencies, and/or credit enhancements. Based on our comprehensive analyses, we determined that the decline in the fair values of these securities was primarily driven by factors other than credit, such as changes in market interest rates and liquidity spreads subsequent to purchase. At December 31, 2019, Management determined that it did not intend to sell investment securities with unrealized losses, and it is more than likely than not that we will not have to sell any of the securities with unrealized losses before recovery of their amortized cost. Therefore, we do not consider these investment securities to be other-than-temporarily impaired at December 31, 2019.

Non-Marketable Securities

As a member of the FHLB, we are required to maintain a minimum investment in FHLB capital stock determined by the Board of Directors of the FHLB. The minimum investment requirements can increase in the event we increase our total asset size or borrowings with the FHLB. Shares cannot be purchased or sold except between the FHLB and its members at the $100 per share par value. We held $11.7 million and $11.1 million of FHLB stock included in other assets on the consolidated statements of condition at December 31, 2019 and 2018, respectively. The carrying amounts of these investments are reasonable estimates of fair value because the securities are restricted to member banks and they do not have a readily determinable market value. Based on our analysis of FHLB’s financial condition and certain qualitative factors, we determined that the FHLB stock was not impaired at December 31, 2019 and 2018.  On February 20, 2020, FHLB announced a cash dividend for the fourth quarter of 2019 at an annualized dividend rate of 7.00% to be distributed in mid-March 2020. Cash dividends paid on FHLB capital stock are recorded as non-interest income.

Page-64

As a member bank of Visa U.S.A., we held 10,439 shares of Visa Inc. Class B common stock at both December 31, 2019 and 2018. These shares have a carrying value of zero and are restricted from resale to non-member banks of Visa U.S.A. until their conversion into Class A (voting) shares upon the termination of Visa Inc.'s Covered Litigation escrow account. Because of the restriction and the uncertainty on the conversion rate to Class A shares, these shares lack a readily determinable fair value. When converting this Class B common stock to Class A common stock based on the conversion rate of 1.6228, as of December 31, 2019 and 1.6298 as of December 31, 2018, and the closing stock price of Class A shares at those respective dates, the converted value of our shares of Class B common stock would have been $3.2 million and $2.2 million at December 31, 2019 and 2018, respectively. The conversion rate is subject to further adjustment upon the final settlement of the covered litigation against Visa Inc. and its member banks. As such, the fair value of these Class B shares can differ significantly from their converted values. For further information, refer to Note 12, Commitments and Contingencies.

In October 2018, we sold 6,500 shares of our holdings of Visa Inc. Class B common stock to a member bank of Visa U.S.A. The pre-tax gain from the sale, net of sales commission, was $956 thousand.

We invest in low income housing tax credit funds as a limited partner, which totaled $4.1 million and $4.6 million recorded in other assets as of December 31, 2019 and 2018, respectively. In 2019, we recognized $603 thousand of low income housing tax credits and other tax benefits, net of $515 thousand of amortization expense of low income housing tax credit investment, as a component of income tax expense. As of December 31, 2019, our unfunded commitments for these low income housing tax credit funds totaled $2.2 million. We did not recognize any impairment losses on these low income housing tax credit investments during 2019 or 2018, as the value of the future tax benefits exceeds the carrying value of the investments.

Page-65

Note 3:  Loans and Allowance for Loan Losses

Credit Quality of Loans

Virtually all of our loans are from customers located in California, primarily in Marin, Alameda, Sonoma, San Francisco, Napa, and Contra Costa counties. Approximately 88% of total loans were secured by real estate at December 31, 2019 and 2018. At December 31, 2019 and 2018, 68% and 67%, respectively, of our loans were for commercial real estate, 84% and 85% of which were secured by real estate located in Marin, Sonoma, Alameda, San Francisco and Napa counties (California).

The following table shows outstanding loans by class and payment aging as of December 31, 2019 and 2018.

Loan Aging Analysis by Class
(in thousands)	Commercial and industrial	Commercial real estate, owner-occupied	Commercial real estate, investor	Construction	Home equity	Other residential	Installment and other consumer	Total
December 31, 2019
30-59 days past due	$1	$—	$1,001	$—	$279	$—	$7	$1,288
60-89 days past due	—	—	—	—	98	—	95	193
90 days or more past due	—	—	—	—	167	—	—	167
Total past due	1	—	1,001	—	544	—	102	1,648
Current	246,686	308,824	945,316	61,095	115,480	136,657	27,580	1,841,638
Total loans [2]	$246,687	$308,824	$946,317	$61,095	$116,024	$136,657	$27,682	$1,843,286
Non-accrual loans [1]	$—	$—	$—	$—	$168	$—	$58	$226
December 31, 2018
30-59 days past due	$5	$—	$1,004	$—	$—	$—	$112	$1,121
60-89 days past due	—	—	—	—	—	—	—	—
90 days or more past due	—	—	—	—	—	—	—	—
Total past due	5	—	1,004	—	—	—	112	1,121
Current	230,734	313,277	872,406	76,423	124,696	117,847	27,360	1,762,743
Total loans [2]	$230,739	$313,277	$873,410	$76,423	$124,696	$117,847	$27,472	$1,763,864
Non-accrual loans [1]	$319	$—	$—	$—	$313	$—	$65	$697

1 Includes no purchased credit impaired ("PCI") loans at December 31, 2019 or 2018. Amounts exclude accreting PCI loans of with carrying values totaling $2.0 million at December 31, 2019 and $2.1 million at December 31, 2018, as we have a reasonable expectation about future cash flows to be collected and we continue to recognize accretable yield on these loans in interest income. There were no accruing loans past due more than ninety days at December 31, 2019 or 2018.
2 Amounts include net deferred loan origination costs of $983 thousand and $635 thousand at December 31, 2019 and 2018, respectively. Amounts are also net of unaccreted purchase discounts on non-PCI loans of $589 thousand and $708 thousand at December 31, 2019 and 2018, respectively.

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

Construction loans are generally made to developers and builders to finance construction, renovation and occasionally land acquisitions in anticipation of near-term development. Construction loan borrowers provide for interest reserves that are used for the payment of interest during the development and marketing periods and capitalized as part of the loan balance. When a construction loan is placed on nonaccrual status before the depletion of the interest reserve, we
Page-66

apply the interest funded by the interest reserve against the loan's principal balance. These loans are underwritten after evaluation of the borrower's financial strength, reputation, prior track record, and independent appraisals. We monitor all construction projects to determine whether they are on schedule, completed as planned and in accordance with the approved construction budgets. Significant events can affect the construction industry, including: the inherent volatility of real estate markets and vulnerability to delays due to weather, change orders, inability to obtain construction permits, labor or material shortages, and price changes. Estimates of construction costs and value associated with the completed project may be inaccurate. Repayment of construction loans is largely dependent on the ultimate success of the project.

Consumer loans primarily consist of home equity lines of credit, other residential loans and floating homes along with a small number of installment loans. Our other residential loans include tenancy-in-common fractional interest loans ("TIC") located almost entirely in San Francisco County. We originate consumer loans utilizing credit score information, debt-to-income ratio and loan-to-value ratio analysis. Diversification among consumer loan types, coupled with relatively small loan amounts that are spread across many individual borrowers, mitigates risk. We do not originate sub-prime residential mortgage loans, nor is it our practice to underwrite loans commonly referred to as "Alt-A mortgages," the characteristics of which are reduced documentation, borrowers with low FICO scores or collateral with high loan-to-value ratios.

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

We regularly review our credits for accuracy of risk grades whenever we receive new information. Borrowers are generally required to submit financial information at regular intervals. Typically, commercial borrowers with lines of credit are required to submit financial information with reporting intervals ranging from monthly to annually depending on credit size, risk and complexity. In addition, investor commercial real estate borrowers with loans exceeding a certain dollar threshold are usually required to submit rent rolls or property income statements annually. We monitor construction loans monthly. We review home equity and other consumer loans based on delinquency. We also review loans graded “Watch” or worse, regardless of loan type, no less than quarterly.

Page-67

The following table represents an analysis of the carrying amount in loans, net of deferred fees and costs and purchase premiums or discounts, by internally assigned risk grades, including PCI loans, at December 31, 2019 and 2018.

Credit Risk Profile by Internally Assigned Risk Grade
(in thousands)	Commercial and industrial	Commercial real estate, owner-occupied	Commercial real estate, investor	Construction	Home equity	Other residential	Installment and other consumer	Purchased credit-impaired	Total
December 31, 2019
Pass	$209,209	$263,625	$944,924	$61,095	$114,864	$136,657	$27,538	$2,049	$1,759,961
Special Mention	37,065	35,016	560	—	750	—	—	—	73,391
Substandard	409	9,042	—	—	339	—	144	—	9,934
Total loans	$246,683	$307,683	$945,484	$61,095	$115,953	$136,657	$27,682	$2,049	$1,843,286
December 31, 2018
Pass	$219,625	$299,998	$870,443	$73,735	$122,844	$117,847	$27,312	$2,112	$1,733,916
Special Mention	9,957	4,106	2,156	—	1,121	—	—	—	17,340
Substandard	1,126	7,986	—	2,688	648	—	160	—	12,608
Total loans	$230,708	$312,090	$872,599	$76,423	$124,613	$117,847	$27,472	$2,112	$1,763,864

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

The same Management level that approved the loan classification upgrade must approve the removal of TDR status. After meeting all of the conditions above, there was one commercial loan with a recorded investment of $3 thousand removed from TDR designation during 2019, and one TIC loan and one home equity loan with recorded investments totaling $247 thousand removed from TDR designation during 2018.

The following table summarizes the carrying amount of TDR loans by loan class as of December 31, 2019 and December 31, 2018.

(in thousands)	As of
Recorded investment in Troubled Debt Restructurings[1]	December 31, 2019	December 31, 2018
Commercial and industrial	$1,223	$1,506
Commercial real estate, owner-occupied	6,998	6,993
Commercial real estate, investor	1,770	1,821
Construction[2]	—	2,688
Home equity	251	251
Other residential	452	462
Installment and other consumer	639	685
Total	$11,333	$14,406
1 There were no acquired TDR loans as of December 31, 2019 or December 31, 2018. TDR loans on non-accrual status totaled $58 thousand at December 31, 2019 and $65 thousand at December 31, 2018.
2 The construction TDR loan outstanding as of December 31, 2018 paid off during 2019.

Page-68

The following table presents information for loans modified in a TDR during the presented periods, including the number of modified contracts, the recorded investment in the loans prior to modification, and the recorded investment in the loans at period end after being restructured. The table excludes fully charged-off TDR loans and loans modified in a TDR and subsequently paid-off during the years presented, if applicable.

(dollars in thousands)	Number of Contracts Modified	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment at Period End
TDRs modified during 2019:
Commercial and industrial	1	$298	$298	$150
TDRs modified during 2018:
Commercial and industrial	2	$254	$245	$172

The loan modified during 2019 reflected a maturity extension and interest rate concession. The two loans modified during 2018 were to the same borrower and included maturity extensions and other changes to loan terms. During 2019 and 2018, there were no defaults on loans that had been modified in a TDR within the prior twelve-month period. We report defaulted TDRs based on a payment default definition of more than ninety days past due.

Impaired Loans

The following tables summarize information by class on impaired loans and their related allowances. Total impaired loans include non-accrual loans, accruing TDR loans and accreting PCI loans that have experienced post-acquisition declines in cash flows expected to be collected.

(in thousands)	Commercial and industrial	Commercial real estate, owner-occupied	Commercial real estate, investor	Construction	Home equity	Other residential	Installment and other consumer	Total
December 31, 2019
Recorded investment in impaired loans:
With no specific allowance recorded	$349	$—	$—	$—	$167	$452	$98	$1,066
With a specific allowance recorded	874	6,998	1,770	—	251	—	541	10,434
Total recorded investment in impaired loans	$1,223	$6,998	$1,770	$—	$418	$452	$639	$11,500
Unpaid principal balance of impaired loans	$1,209	$6,992	$1,764	$—	$417	$451	$638	$11,471
Specific allowance	$103	$195	$41	$—	$5	$—	$53	$397
Average recorded investment in impaired loans during 2019	$1,441	$6,998	$1,797	$1,350	$481	$457	$663	$13,187
Interest income recognized on impaired loans during 2019 [1]	$73	$266	$79	$466	$42	$22	$25	$973
December 31, 2018
Recorded investment in impaired loans:
With no specific allowance recorded	$303	$—	$—	$2,688	$313	$462	$111	$3,877
With a specific allowance recorded	1,522	6,993	1,821	—	251	—	574	11,161
Total recorded investment in impaired loans	$1,825	$6,993	$1,821	$2,688	$564	$462	$685	$15,038
Unpaid principal balance of impaired loans	$1,813	$6,993	$1,812	$2,688	$562	$461	$684	$15,013
Specific allowance	$466	$189	$45	$—	$5	$—	$73	$778
Average recorded investment in impaired loans during 2018	$1,980	$7,000	$1,904	$2,803	$671	$915	$704	$15,977
Interest income recognized on impaired loans during 2018 [1]	$239	$266	$83	$156	$19	$45	$29	$837

1 Interest income recognized on a cash basis of $417 thousand during 2019 was related to a principal payment applied to interest collected but unrecognized on a former non-accrual land development loan and the pay-off of four non-accruals. Interest income recognized on a cash basis of $135 thousand during 2018 was primarily related to the pay-off of non-accrual commercial PCI loans.

Management monitors delinquent loans continuously and identifies problem loans, generally loans graded Substandard or worse, loans on non-accrual status and loans modified in a TDR, to be evaluated individually for impairment testing. Generally, the recorded investment in impaired loans is net of any charge-offs from estimated losses related to specifically-identified impaired loans when they are deemed uncollectible. There were no charged-off amounts on impaired loans at December 31, 2019 or 2018. In addition, the recorded investment in impaired loans is net of purchase discounts or premiums on acquired loans and deferred fees and costs. At December 31, 2019 and 2018, unused

Page-69

commitments to extend credit on impaired loans, including performing loans to borrowers whose terms have been modified in TDRs, totaled $534 thousand and $1.1 million, respectively.

The following tables disclose activity in the allowance for loan losses ("ALLL") and the recorded investment in loans by class, as well as the related ALLL disaggregated by impairment evaluation method.

Allowance for Loan Losses Rollforward for the Year Ended
(in thousands)	Commercial and industrial	Commercial real estate, owner-occupied	Commercial real estate, investor	Construction	Home equity	Other residential	Installment and other consumer	Unallocated	Total
Year ended December 31, 2019
Beginning balance	$2,436	$2,407	$7,703	$756	$915	$800	$310	$494	$15,821
Provision (reversal)	(49)	55	768	(118)	(65)	173	(23)	159	900
Charge-offs	(75)	—	—	—	—	—	(3)	—	(78)
Recoveries	22	—	12	—	—	—	—	—	34
Ending balance	$2,334	$2,462	$8,483	$638	$850	$973	$284	$653	$16,677
Year ended December 31, 2018
Beginning balance	$3,654	$2,294	$6,475	$681	$1,031	$536	$378	$718	$15,767
Provision (reversal)	(1,232)	113	1,228	75	(116)	264	(108)	(224)	—
Charge-offs	(3)	—	—	—	—	—	(2)	—	(5)
Recoveries	17	—	—	—	—	—	42	—	59
Ending balance	$2,436	$2,407	$7,703	$756	$915	$800	$310	$494	$15,821

Allowance for Loan Losses and Recorded Investment In Loans
(dollars in thousands)	Commercial and industrial	Commercial real estate, owner-occupied	Commercial real estate, investor	Construction	Home equity	Other residential	Installment and other consumer	Unallocated	Total
December 31, 2019
Ending ALLL related to loans collectively evaluated for impairment	$2,231	$2,267	$8,442	$638	$845	$973	$231	$653	$16,280
Ending ALLL related to loans individually evaluated for impairment	103	195	41	—	5	—	53	—	397
Ending ALLL related to purchased credit-impaired loans	—	—	—	—	—	—	—	—	—
Total ALLL	$2,334	$2,462	$8,483	$638	$850	$973	$284	$653	$16,677
Recorded Investment:
Collectively evaluated for impairment	$245,460	$300,685	$943,714	$61,095	$115,535	$136,205	$27,043	$—	$1,829,737
Individually evaluated for impairment	1,223	6,998	1,770	—	418	452	639	—	11,500
Purchased credit-impaired	4	1,141	833	—	71	—	—	—	2,049
Total	$246,687	$308,824	$946,317	$61,095	$116,024	$136,657	$27,682	$—	$1,843,286
Ratio of allowance for loan losses to total loans	0.95%	0.80%	0.90%	1.04%	0.73%	0.71%	1.03%	NM	0.90%
Allowance for loan losses to non-accrual loans	NM	NM	NM	NM	506%	NM	490%	NM	7,379%
NM - Not Meaningful

Page-70

Allowance for Loan Losses and Recorded Investment In Loans
(dollars in thousands)	Commercial and industrial	Commercial real estate, owner-occupied	Commercial real estate, investor	Construction	Home equity	Other residential	Installment and other consumer	Unallocated	Total
December 31, 2018
Ending ALLL related to loans collectively evaluated for impairment	$1,970	$2,218	$7,658	$756	$910	$800	$237	$494	$15,043
Ending ALLL related to loans individually evaluated for impairment	466	189	45	—	5	—	73	—	778
Ending ALLL related to purchased credit-impaired loans	—	—	—	—	—	—	—	—	—
Total ALLL	$2,436	$2,407	$7,703	$756	$915	$800	$310	$494	$15,821
Loans outstanding:
Collectively evaluated for impairment	$228,883	$305,097	$870,778	$73,735	$124,049	$117,385	$26,787	$—	$1,746,714
Individually evaluated for impairment	1,825	6,993	1,821	2,688	564	462	685	—	15,038
Purchased credit-impaired	31	1,187	811	—	83	—	—	—	2,112
Total	$230,739	$313,277	$873,410	$76,423	$124,696	$117,847	$27,472	$—	$1,763,864
Ratio of allowance for loan losses to total loans	1.06%	0.77%	0.88%	0.99%	0.73%	0.68%	1.13%	NM	0.90%
Allowance for loan losses to non-accrual loans	764%	NM	NM	NM	292%	NM	477%	NM	2,270%

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

The following table reflects the unpaid principal balance and related carrying value of PCI loans:

PCI Loans	December 31, 2019		December 31, 2018
(in thousands)	Unpaid Principal Balance	Carrying Value	Unpaid Principal Balance	Carrying Value
Commercial and industrial	$34	$4	$89	$31
Commercial real estate, owner occupied	1,194	1,141	1,247	1,187
Commercial real estate, investor	1,001	833	1,033	811
Home equity	188	71	210	83
Total purchased credit-impaired loans	$2,417	$2,049	$2,579	$2,112

The activities in the accretable yield, or income expected to be earned over the remaining lives of the PCI loans were as follows:

Accretable Yield	Years ended
(in thousands)	December 31, 2019	December 31, 2018
Balance at beginning of period	$934	$1,254
Accretion	(234)	(320)
Balance at end of period	$700	$934

Page-71

Pledged Loans

Our FHLB line of credit is secured under terms of a blanket collateral agreement by a pledge of certain qualifying loans with unpaid principal balances of $1,133.4 million and $1,027.4 million at December 31, 2019 and 2018, respectively. In addition, we pledge eligible TIC loans, which totaled $115.7 million and $94.5 million at December 31, 2019 and 2018, respectively, to secure our borrowing capacity with the Federal Reserve Bank ("FRB"). Also, see Note 7, Borrowings.

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

The following table shows changes in net loans to related parties for each of the two years ended December 31, 2019 and 2018:

(in thousands)	2019	2018
Balance at beginning of year	$10,635	$11,852
Additions	—	863
Advances	—	—
Repayments	(2,320)	(2,080)
Reclassified due to a change in borrower status	18	—
Balance at end of year	$8,333	$10,635

Undisbursed commitments to related parties totaled $9.2 million and $9.1 million as of December 31, 2019 and 2018, respectively.

Note 4:  Bank Premises and Equipment

A summary of Bank premises and equipment at December 31 follows:

(in thousands)	2019	2018
Leasehold improvements	$15,287	$15,024
Furniture and equipment	10,986	10,839
Subtotal	26,273	25,863
Accumulated depreciation and amortization	(20,203)	(18,487)
Bank premises and equipment, net	$6,070	$7,376

The amount of depreciation and amortization totaled $2.2 million and $2.1 million the years ended December 31, 2019 and 2018, respectively.

Note 5:  Bank Owned Life Insurance

We own life insurance policies on the lives of certain current and former officers designated by the Board of Directors to fund our employee benefit programs. Death benefits provided under the specific terms of these insurance policies are estimated to be $88.4 million at December 31, 2019. The benefits to employees' beneficiaries are limited to each employee's active service period. The investment in bank owned life insurance policies are reported in interest receivable and other assets at their cash surrender value, net of surrender charges, of $41.6 million and $39.0 million at December 31, 2019 and 2018, respectively. The cash surrender value includes both the original premiums paid for the life insurance policies and the accumulated accretion of policy income since inception of the policies, net of mortality costs and other fees. Income of $1.2 million and $913 thousand was recognized on these life insurance policies in 2019 and 2018, respectively. We regularly monitor the financial information and credit ratings of our insurance carriers to ensure that they are credit worthy and comply with our policy.

Page-72

Note 6:  Deposits

A stratification of time deposits at December 31, 2019 and 2018 is presented in the following table:

(in thousands)	December 31, 2019	December 31, 2018
Time deposits of less than $100 thousand	$29,931	$34,638
Time deposits of $100 thousand to $250 thousand	39,377	51,690
Time deposits of more than $250 thousand	28,502	30,854
Total time deposits	$97,810	$117,182

Interest on time deposits was $595 thousand and $542 thousand in 2019 and 2018, respectively.

Scheduled maturities of time deposits at December 31, 2019 are presented as follows:

(in thousands)	2020	2021	2022	2023	2024	Thereafter	Total
Scheduled maturities of time deposits	$64,747	$17,401	$7,541	$3,681	$4,440	$—	$97,810

As of December 31, 2019, $126.6 million in securities were pledged as collateral for our local agency deposits.

Our deposit portfolio includes deposits offered through the Promontory Interfinancial Network that are comprised of Certificate of Deposit Account Registry Service® ("CDARS") balances included in time deposits and Insured Cash Sweep® ("ICS") balances included in money market deposits. In addition, we offer deposits through Reich & Tang Deposit Networks, LLC, comprised of Demand Deposit MarketplaceSM ("DDM") balances. Through these two networks we are able to offer our customers access to FDIC-insured deposit products in aggregate amounts exceeding current insurance limits. When we place funds through CDARS, ICS and DDM, on behalf of a customer, we have the option of receiving matching deposits through the network's reciprocal deposit program, or placing deposits "one-way" for which we receive no matching deposits. We consider the reciprocal deposits to be in-market deposits as distinguished from traditional out-of-market brokered deposits. The following table shows the composition of our network deposits for 2019 and 2018.

(in thousands)	December 31, 2019		December 31, 2018
	Reciprocal	One-Way	Reciprocal	One-Way
CDARS	$5,011	$7,453	$7,661	$10,428
ICS	56,681	27,220	44,123	4,808
DDM	41,636	—	22,687	—
Total network deposits	$103,328	$34,673	$74,471	$15,236

The aggregate amount of deposit overdrafts that have been reclassified as loan balances was $155 thousand and $131 thousand at December 31, 2019 and 2018, respectively. Collectability of these overdrafts is subject to the same credit review process as other loans.

The Bank accepts deposits from shareholders, directors and employees in the normal course of business, and the terms are comparable to those with non-affiliated parties. The total deposits from directors and their businesses, and executive officers were $39.6 million and $33.3 million at December 31, 2019 and 2018, respectively.

Note 7: Borrowings and Other Obligations

Federal Funds Purchased – The Bank had unsecured lines of credit with correspondent banks for overnight borrowings totaling $92.0 million at December 31, 2019 and 2018.  In general, interest rates on these lines approximate the federal funds target rate. We had no overnight borrowings under these credit facilities at December 31, 2019 or December 31, 2018.

Federal Home Loan Bank Borrowings – As of December 31, 2019 and 2018, the Bank had lines of credit with the FHLB totaling $648.0 million and $629.4 million, respectively, based on eligible collateral of certain loans. There were no

Page-73

FHLB overnight borrowings at December 31, 2019. FHLB overnight borrowings were $7.0 million at a rate of 2.56% on December 31, 2018.

Federal Reserve Line of Credit – The Bank has a line of credit with the FRBSF secured by certain residential loans.  At December 31, 2019 and 2018, the Bank had borrowing capacity under this line totaling $80.3 million and $69.7 million, respectively, and had no outstanding borrowings with the FRBSF.

Subordinated Debentures - As part of an acquisition, Bancorp assumed two subordinated debentures due to NorCal Community Bancorp Trusts I and II, established for the sole purpose of issuing trust preferred securities. The trust preferred securities were sold and issued in private transactions pursuant to an exemption from registration under the Securities Act of 1933, as amended. On October 7, 2018, Bancorp redeemed in full the subordinated debenture due to NorCal Community Bancorp Trust I, resulting in $916 thousand of accelerated accretion. The Trust II subordinated debenture was recorded at fair value totaling $2.14 million at acquisition date with a contractual balance of $4.12 million. The difference between the contractual balance and the fair value at acquisition date is accreted into interest expense over the life of the debenture. Accretion on the subordinated debentures totaled $68 thousand (Trust II) and $1.0 million (Trusts I and II) for the years ended December 31, 2019 and 2018, respectively. Bancorp has the option to defer payment of interest on the subordinated debenture for a period of up to five years, as long as there is no event of default. In the event of interest deferral, dividends to Bancorp common stockholders are prohibited. Bancorp has guaranteed, on a subordinated basis, distributions and other payments due on trust preferred securities totaling $4.0 million issued by Trust II, which have identical maturity, repricing and payment terms as the subordinated debenture.
The subordinated debenture due to NorCal Community Bancorp Trust II on March 15, 2036 with interest payable quarterly (repricing quarterly, based on 3-month LIBOR plus 1.40%, or 3.30% as of December 31, 2019) is redeemable in whole or in part on any interest payment date.

Other Obligations - The Bank leases certain equipment under finance leases, which are included in borrowings and other obligations in the consolidated statements of condition. See Note 12, Commitments and Contingencies, for additional information.

Borrowings and other obligations at December 31, 2019 and 2018 are summarized as follows:

	2019			2018
(dollars in thousands)	Carrying Value	Average Balance	Average Rate	Carrying Value	Average Balance	Average Rate
FHLB overnight borrowings	$—	$2,656	2.55%	$7,000	$105	2.03%
Other obligations	$212	$279	2.85%	$—	$—	—%
Subordinated debentures	$2,708	$2,673	8.44%	$2,640	$5,025	26.29%	[1]

1 Subordinated debentures average rate in 2018 included the impact of the $916 thousand accelerated accretion due to early redemption of subordinated debentures due to NorCal Community Bancorp Trust I.

Note 8:  Stockholders' Equity and Stock Plans

Stock Split

On October 22, 2018, Bancorp announced a two-for-one stock split, which occurred on November 27, 2018. All share and per share data have been adjusted to reflect the stock split effective November 27, 2018.

Share-Based Awards

On May 11, 2010, our shareholders approved the 2010 Director Stock Plan to pay director fees in shares of Bancorp common stock up to 300,000 shares. In addition to cash compensation, we issued 5,544 and 5,470 shares of common stock under the 2010 Director Stock Plan to directors in 2019 and 2018, respectively. As of December 31, 2019, 208,263 shares were available for future grants through the 2010 Director Stock Plan's May 12, 2020 expiration date.

On September 27, 2017, the Board of Directors adopted the 2017 Employee Stock Purchase Plan, effective July 1, 2017. Under the plan, our employees may purchase up to 385,370 of Bancorp's common shares through payroll deductions of between one percent and fifteen percent of pay in each pay period. Shares are purchased quarterly at

Page-74

a five percent discount from the closing market price on the last day of the quarter. As of December 31, 2019, 382,515 shares were available for future purchases under the plan.

On March 17, 2017, the Board of Directors approved the 2017 Equity Plan, which was affirmed by Bancorp's shareholders on May 16, 2017 and replaced the 2007 Equity Plan. The Compensation Committee of the Board of Directors has the discretion to determine which employees, advisors and non-employee directors will receive an award, the timing of awards, the vesting schedule for each award, the type of award to be granted, the number of shares of Bancorp stock to be subject to each option and restricted stock award, and any other terms and conditions. As of December 31, 2019, there were 989,630 shares available for future grants to employees, advisors and non-employee directors.

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

Stock options and restricted stock may be net settled in a cashless exercise by a reduction in the number of shares otherwise deliverable upon exercise or vesting in satisfaction of the exercise payment and/or applicable tax withholding requirements. During 2019, we withheld 7,795 shares totaling $326 thousand at a weighted-average price of $41.84 for cashless exercises. During 2018, we withheld 46,794 shares totaling $1.7 million at a weighted-average price of $36.28 for cashless exercises. Shares withheld under net settlement arrangements are available for future grants.

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

A summary of stock option activity for the years ended December 31, 2019 and 2018 is presented in the following table. The intrinsic value of options outstanding and exercisable is calculated as the number of in-the-money options times the difference between the market price of our stock and the exercise prices of the in-the-money options as of each year-end period presented.

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted Average Grant-Date Fair Value	Weighted Average Remaining Contractual Term (in years)
Options outstanding at December 31, 2017	517,936	$20.42	$7,075		5.34
Granted	74,096	33.97		$7.17
Cancelled, expired or forfeited	(9,140)	28.25
Exercised	(157,192)	13.93	3,462
Options outstanding at December 31, 2018	425,700	25.01	6,910		5.85
Exercisable (vested) at December 31, 2018	311,050	22.57	5,809		4.94
Options outstanding at December 31, 2018	425,700	25.01	6,910		5.85
Granted	53,370	44.01		9.37
Cancelled, expired or forfeited	(13,580)	38.88
Exercised	(48,108)	16.11	1,247
Options outstanding at December 31, 2019	417,382	28.01	7,112		5.50
Exercisable (vested) at December 31, 2019	333,870	25.34	6,581		4.76

Page-75

The following table summarizes non-vested restricted stock awards and changes during the years ended December 31, 2019 and 2018.

	Number of Shares	Weighted Average Grant-Date Fair Value
Non-vested awards at December 31, 2017	91,216	$28.16
Granted	37,040	33.58
Vested	(28,812)	26.06
Cancelled or forfeited	(12,056)	27.32
Non-vested awards at December 31, 2018	87,388	31.26
Granted	29,110	44.45
Vested	(28,099)	27.88
Cancelled or forfeited	(18,333)	32.34
Non-vested awards at December 31, 2019	70,066	37.81

A summary of the options outstanding and exercisable by price range as of December 31, 2019 is presented in the following table:

	Stock Options Outstanding as of December 31, 2019			Stock Options Exercisable as of December 31, 2019
Range of Exercise Prices	Stock Options Outstanding	Remaining Contractual Life (in years)	Weighted Average Exercise Price	Stock Options Exercisable	Weighted Average Exercise Price
$10.01 - $20.00	84,618	1.8	18.63	84,618	18.63
$20.01 - $30.00	166,454	4.8	23.88	166,454	23.88
$30.01 - $40.00	114,976	7.7	33.89	69,384	33.88
$40.01 - $50.00	51,334	8.9	43.71	13,414	41.61
	417,382			333,870

We determine the fair value of stock options at the grant date using the Black-Scholes pricing model that takes into account the stock price at the grant date, exercise price, and the following assumptions (weighted-average shown).

	Years ended December 31,
	2019	2018
Risk-free interest rate	2.51%	2.60%
Expected dividend yield on common stock	1.75%	1.76%
Expected life in years	5.8	5.9
Expected price volatility	22.71%	22.47%

The fair value of stock options as of the grant date is recorded as a stock-based compensation expense in the consolidated statements of comprehensive income over the requisite service period, which is generally the vesting period, with a corresponding increase in common stock. Stock-based compensation also includes compensation expense related to the issuance of restricted stock awards. The grant-date fair value of the restricted stock awards, which equals the grant date price, is recorded as compensation expense over the requisite service period with a corresponding increase in common stock as the shares vest. Beginning in 2018, stock option and restricted stock awards issued include a retirement eligibility clause whereby the requisite service period is satisfied at the retirement eligibility date. For those awards, we accelerate the recording of stock-based compensation when the award holder is eligible to retire. However, retirement eligibility does not affect the vesting of the restricted stock or the exercisability of the stock options, which are based on the scheduled vesting period. Total compensation expense for stock options and restricted stock awards was $1.5 million and $1.7 million during 2019 and 2018, respectively, and the total recognized deferred tax benefits related thereto were $389 thousand and $404 thousand, respectively.

As of December 31, 2019, there was $783 thousand of total unrecognized compensation expense related to non-vested stock options and restricted stock awards, which is expected to be recognized over a weighted-average period of approximately 1.7 years. The total grant-date fair value of stock options vested during the years ended December 31, 2019 and 2018 was $473 thousand and $543 thousand, respectively. The total grant-date fair value of restricted stock awards vested during 2019 and 2018 was $1.2 million and $967 thousand, respectively.

Page-76

We record excess tax benefits (deficiencies) resulting from the exercise of non-qualified stock options, the disqualifying disposition of incentive stock options and vesting of restricted stock awards as income tax benefits (expense) in the consolidated statements of comprehensive income with a corresponding decrease (increase) to current taxes payable. In 2019 and 2018, we recognized $145 thousand and $484 thousand, respectively, in excess tax benefits recorded as a reduction to income tax expense related to these types of transactions. The tax benefits realized from disqualifying dispositions of incentive stock options were recognized in tax expense to the extent of the book compensation cost recorded.

Dividends

Presented below is a summary of cash dividends paid in 2019 and 2018 to common shareholders, recorded as a reduction from retained earnings. On January 24, 2020, the Board of Directors declared a $0.22 per share cash dividend, paid February 14, 2020 to the shareholders of record at the close of business on February 7, 2020.

	Years ended December 31,
(in thousands except per share data)	2019	2018
Cash dividends to common stockholders	$10,958	$8,860
Cash dividends per common share	$0.80	$0.64

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

Under the California Corporations Code, payment of dividends by Bancorp to its shareholders is restricted to the amount of retained earnings immediately prior to the distribution or the amount of assets that exceeds the total liabilities immediately after the distribution. As of December 31, 2019, Bancorp's retained earnings and amount of total assets that exceeds total liabilities were $203.2 million and $336.8 million, respectively.

Under the California Financial Code, payment of dividends by the Bank to Bancorp is restricted to the lesser of retained earnings or the amount of undistributed net profits of the Bank from the three most recent fiscal years. Under this restriction, approximately $25.2 million of the Bank's retained earnings balance was available for payment of dividends to Bancorp as of December 31, 2019. Bancorp held $9.5 million in cash at December 31, 2019. This cash, combined with the $25.2 million dividends available to be distributed from the Bank, is considered adequate to cover Bancorp's estimated operational needs, cash dividends to shareholders in 2020, and the Share Repurchase Program discussed below.

Preferred Stock and Shareholder Rights Plan

On July 6, 2017, Bancorp adopted a new shareholder rights agreement (“Rights Agreement”), which replaced the existing Rights Agreement that expired on July 23, 2017. The Rights Agreement, which expires on July 23, 2022, is designed to discourage takeovers that involve abusive tactics or do not provide fair value to shareholders. The Rights Agreement defines the percentage of share ownership of an "acquiring person" as 10% of the outstanding common shares. Currently, each right entitles the registered holder to purchase from Bancorp one two-hundredth of a share of Series A Junior Participating Preferred Stock, no par value, of Bancorp at an initial price of $90 per one one-hundredth of a preferred share, subject to adjustment upon the occurrence of certain events. As of December 31, 2019, Bancorp was authorized to issue five million shares of preferred stock with no par value, one million shares of which have been designated as Series A Junior Participating Preferred Stock, with no par value under the Rights Agreement. In the event of a proposed merger, tender offer or other attempt to gain control of Bancorp that the Board of Directors does not approve, the Board of Directors may authorize the issuance of shares of common or preferred stock that would impede the completion of such a transaction. An effect of the possible issuance of common or preferred stock, therefore, may be to deter a future takeover attempt. The Board of Directors has no present plans or understandings for the issuance of any common or preferred stock in connection with the Rights Agreement.

Page-77

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

Share Repurchase Program

On April 23, 2018, Bancorp announced that its Board of Directors approved a Share Repurchase Program under which Bancorp may repurchase up to $25.0 million of its outstanding common stock through May 1, 2019. Bancorp's Board of Directors subsequently extended the Share Repurchase Program through February 28, 2020. On January 24, 2020, Bancorp Board of Directors approved a new Share Repurchase Program under which Bancorp may repurchase up to $25.0 million of its outstanding common stock through February 28, 2022.

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

During 2019 and 2018, Bancorp repurchased 356,000 and 171,217 shares totaling $15.0 million and $7.0 million, respectively, for a cumulative 527,217 shares totaling $22.0 million repurchased from May 1, 2018 through December 31, 2019.

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

Page-78

The following table summarizes our assets and liabilities that were required to be recorded at fair value on a recurring basis.

(in thousands) Description of Financial Instruments	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Measurement Categories: Changes in Fair Value Recorded In1
December 31, 2019
Securities available for sale:
Mortgage-backed securities and collateralized mortgage obligations issued by U.S. government-sponsored agencies	$278,144	$—	$278,144	$—	OCI
SBA-backed securities	$36,286	$—	$36,286	$—	OCI
Debentures of government sponsored agencies	$49,046	$—	$49,046	$—	OCI
Obligations of state and political subdivisions	$67,282	$—	$67,282	$—	OCI
Corporate bonds	$1,502	$—	$1,502	$—	OCI
Derivative financial assets (interest rate contracts)	$—	$—	$—	$—	NI
Derivative financial liabilities (interest rate contracts)	$1,178	$—	$1,178	$—	NI
December 31, 2018
Securities available for sale:
Mortgage-backed securities and collateralized mortgage obligations issued by U.S. government-sponsored agencies	$278,403	$—	$278,403	$—	OCI
SBA-backed securities	$50,781	$—	$50,781	$—	OCI
Debentures of government sponsored agencies	$53,018	$—	$53,018	$—	OCI
Privately-issued collateralized mortgage obligations	$297	$—	$297	$—	OCI
Obligations of state and political subdivisions	$77,960	$—	$77,960	$—	OCI
Corporate bonds	$2,005	$—	$2,005	$—	OCI
Derivative financial assets (interest rate contracts)	$161	$—	$161	$—	NI
Derivative financial liabilities (interest rate contracts)	$375	$—	$375	$—	NI
 1Other comprehensive income ("OCI") or net income ("NI").

Available-for-sale securities are recorded at fair value on a recurring basis. When available, quoted market prices (Level 1) are used to determine the fair value of available-for-sale securities. If quoted market prices are not available, we obtain pricing information from a reputable third-party service provider, who may utilize valuation techniques that use current market-based or independently sourced parameters, such as bid/ask prices, dealer-quoted prices, interest rates, benchmark yield curves, prepayment speeds, probability of default, loss severity and credit spreads (Level 2).   Level 2 securities include obligations of state and political subdivisions, U.S. agencies or government-sponsored agencies' debt securities, mortgage-backed securities, government agency-issued, privately-issued collateralized mortgage obligations and corporate bonds. As of December 31, 2019 and 2018, there were no Level 1 or Level 3 securities.

Securities held-to-maturity may be written down to fair value (determined using the same techniques discussed above for securities available-for-sale) as a result of an other-than-temporary impairment, and we did not record any write-downs during 2019 or 2018.

On a recurring basis, derivative financial instruments are recorded at fair value, which is based on the income approach using observable Level 2 market inputs, reflecting market expectations of future interest rates as of the measurement date.  Standard valuation techniques are used to calculate the present value of the future expected cash flows assuming an orderly transaction.  Valuation adjustments may be made to reflect both our own credit risk and the counterparties’ credit risk in determining the fair value of the derivatives. Level 2 inputs for the valuations are limited to observable market prices for London Interbank Offered Rate (“LIBOR”) and Overnight Index Swap ("OIS") rates (for the very short term), quoted prices for LIBOR futures contracts, observable market prices for LIBOR and OIS swap rates, and one-month and three-month LIBOR basis spreads at commonly quoted intervals. Mid-market pricing of the inputs is used as a practical expedient in the fair value measurements. We project spot rates at reset days specified by each swap

Page-79

contract to determine future cash flows, then discount to present value using OIS curves as of the measurement date. When the value of any collateral placed with counterparties is less than the interest rate derivative liability, a credit valuation adjustment ("CVA") is applied to reflect the credit risk we pose to counterparties. We have used the spread between the Standard & Poor's BBB rated U.S. Bank Composite rate and LIBOR for the closest maturity term corresponding to the duration of the swaps to derive the CVA. A similar credit risk adjustment, correlated to the credit standing of the counterparty, is made when collateral posted by the counterparty does not fully cover their liability to the Bank. For further discussion on our methodology in valuing our derivative financial instruments, refer to Note 14, Derivative Financial Instruments and Hedging Activities.

Certain financial assets may be measured at fair value on a non-recurring basis. These assets are subject to fair value adjustments that result from the application of the lower of cost or fair value accounting or write-downs of individual assets, such as impaired loans that are collateral dependent and other real estate owned ("OREO"). As of December 31, 2019 and 2018, we did not carry any assets measured at fair value on a non-recurring basis.

Disclosures about Fair Value of Financial Instruments

The table below is a summary of fair value estimates for financial instruments as of December 31, 2019 and 2018, excluding financial instruments recorded at fair value on a recurring basis (summarized in the first table in this note). The carrying amounts in the following table are recorded in the consolidated statements of condition under the indicated captions. Further, we have not disclosed the fair value of financial instruments specifically excluded from disclosure requirements such as bank-owned life insurance policies ("BOLI") and non-maturity deposit liabilities. Additionally, we held shares of FHLB stock and Visa Inc. Class B common stock, both recorded at cost, as there was no impairment or changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer as of December 31, 2019 and 2018. See further discussion on values within Note 2, Investment Securities, above.

	December 31, 2019			December 31, 2018
(in thousands)	Carrying Amounts	Fair Value	Fair Value Hierarchy	Carrying Amounts	Fair Value	Fair Value Hierarchy
Financial assets (recorded at amortized cost)
Cash and cash equivalents	$183,388	$183,388	Level 1	$34,221	$34,221	Level 1
Investment securities held-to-maturity	137,413	139,642	Level 2	157,206	153,894	Level 2
Loans, net	1,826,609	1,839,666	Level 3	1,748,043	1,700,971	Level 3
Interest receivable	7,732	7,732	Level 2	8,292	8,292	Level 2
Financial liabilities (recorded at amortized cost)
Time deposits	97,810	97,859	Level 2	117,182	116,584	Level 2
Federal Home Loan Bank borrowing	—	—	Level 2	7,000	7,000	Level 2
Subordinated debentures	2,708	3,182	Level 3	2,640	3,268	Level 3
Interest payable	134	134	Level 2	104	104	Level 2

Commitments - The value of unrecognized financial instruments is estimated based on the fee income associated with the commitments which, in the absence of credit exposure, is considered to approximate their settlement value. The fair value of commitment fees was not material as of December 31, 2019 and 2018.

Note 10: Benefit Plans

In 2003, we established a Deferred Compensation Plan that allows certain key Management personnel designated by the Board of Directors of the Bank to defer up to 80% of their salary and 100% of their annual bonus. The plan was amended in 2007 in order to comply with changes to Internal Revenue Code Section 409A. Under the amended plan, amounts deferred earn interest that is equal to the prime rate as published in the Wall Street Journal, on the first business day of the year, which was 5.50% on January 1, 2019 and 4.50% on January 1, 2018. Our deferred compensation obligation totaled $4.4 million and $3.8 million at December 31, 2019 and 2018, respectively, and is included in interest payable and other liabilities.

Our 401(k) Defined Contribution Plan (the “401(k) Plan”) commenced in May 1990 and is available to all regular employees at least eighteen years of age who complete ninety days of service, and enter the plan during one of the

Page-80

four open enrollment dates (January 1, April 1, July 1, and October 1) of each year. Under the 401(k) Plan, employees can defer between 1% and 50% of their eligible compensation, up to the maximum amount allowed by the Internal Revenue Code. Contributions to the 401(k) Plan for the employer match vest at a rate of 20% per year over five years, per plan provisions. Starting 2017, the Bank increased the employer match to 70% of each participant's contribution, with a maximum of $5 thousand of matching contribution per participant per year. Employer contributions totaled $874 thousand and $851 thousand for the years ended December 31, 2019 and 2018, respectively.

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

Starting 2017, Bancorp issued shares of common stock and contributed them to the ESOP and recognized $1.2 million in expense in both 2019 and 2018, based on the quoted market price on the date of contribution. Cash dividends paid on Bancorp stock held by the ESOP are used to purchase additional shares in the open market. All shares of Bancorp stock held by the ESOP are included in the calculations of basic and diluted earnings per share. The employer contributions to the ESOP and the 401(k) Plan are included in salaries and benefits expense.

On January 1, 2011, we established a Salary Continuation Plan for a select group of Executive Management, who, upon retirement, will receive twenty-five percent of their estimated salary at retirement as salary continuation benefit payments that are fixed and will be made between seven to fifteen years, depending on the executives' service period at the Bank.  Each participant will need to participate in this plan for five years before vesting begins. After five years, the participant will vest ratably in the benefit over the remaining period until age 65. This Plan is unfunded and nonqualified for tax purposes and for purposes of Title I of the Employee Retirement Income Security Act of 1974. As part of the acquisition of Bank of Napa in November 2017, we assumed the salary continuation agreements for four former executive officers of Bank of Napa, under which, fixed annual retirement benefit payments will be made for ten years beginning the first day of the month following the executive reaching the age of 65. At December 31, 2019 and 2018, respectively, our liability under the Salary Continuation Plan was $3.0 million and $2.7 million recorded in interest payable and other liabilities.

Note 11: Income Taxes

The current and deferred components of the income tax provision for each of the two years ended December 31 are as follows:

(in thousands)	2019	2018
Current tax provision
Federal	$7,838	$7,289
State	5,183	4,722
Total current	13,021	12,011
Deferred tax benefit
Federal	(907)	(898)
State	(461)	(318)
Total deferred	(1,368)	(1,216)
Total income tax provision	$11,653	$10,795

Page-81

The following table shows the tax effect of our cumulative temporary differences as of December 31:

(in thousands)	2019	2018
Deferred tax assets:
Allowance for loan losses and off-balance sheet credit commitments	$5,252	$4,960
Operating and finance lease liabilities	3,792	—
Deferred compensation plan and salary continuation plan	2,188	1,940
Net operating loss carryforwards	1,914	2,271
Net unrealized losses on securities available-for-sale	—	1,800
Accrued but unpaid expenses	1,067	1,153
State franchise tax	1,015	993
Stock-based compensation	623	517
Depreciation and disposals on premises and equipment	562	584
Fair value adjustment on acquired loans	299	364
Deferred rent and lease incentives	—	224
Interest received on non-accrual loans	12	114
Other	154	215
Total gross deferred tax assets	16,878	15,135
Deferred tax liabilities:
Operating and finance lease right-of-use assets	(3,314)	—
Net unrealized gains on securities available-for-sale	(1,738)	—
Deferred loan origination costs and fees	(1,619)	(2,360)
Core deposit intangible assets	(1,385)	(1,647)
Unaccreted discount on subordinated debentures	(418)	(439)
Accretion on investment securities	(70)	(67)
Other	(172)	(204)
Total gross deferred tax liabilities	(8,716)	(4,717)
Net deferred tax assets	$8,162	$10,418

As of December 31, 2019, federal and California net operating loss carryforwards ("NOLs") of $2.7 million and $15.7 million, respectively, corresponded to the total $1.9 million deferred tax asset above. If not fully utilized, the federal NOLs will begin to expire in 2031, and the California NOLs will begin to expire in 2028. Based upon the level of historical taxable income and projections for future taxable income over the periods during which the deferred tax assets are expected to be deductible, Management believes it is more likely than not we will realize the benefit of the remaining deferred tax assets. Accordingly, no valuation allowance has been established as of December 31, 2019 or 2018.

The effective tax rate for 2019 and 2018 differs from the current federal statutory income tax rate as follows:

	2019	2018
Federal statutory income tax rate	21.0%	21.0%
Increase (decrease) due to:
California franchise tax, net of federal tax benefit	8.2%	8.0%
Tax exempt interest on municipal securities and loans	(1.8)%	(2.4)%
Tax exempt earnings on bank owned life insurance	(0.6)%	(0.4)%
Low income housing and qualified zone academy bond tax credits	(0.4)%	(0.5)%
Stock-based compensation and excess tax benefits	(0.1)%	(0.6)%
Other	(0.9)%	(0.2)%
Effective Tax Rate	25.4%	24.9%

Bancorp and the Bank have entered into a tax allocation agreement, which provides that income taxes shall be allocated between the parties on a separate entity basis. The intent of this agreement is that each member of the consolidated group will incur no greater tax liability than it would have incurred on a stand-alone basis.

We file a consolidated return in the U.S. federal tax jurisdiction and a combined return in the State of California tax jurisdiction. There were no ongoing federal or state income tax examinations at the issuance of this report. We are no longer subject to examinations by tax authorities for years before 2016 for federal income tax and before 2015 for California. At December 31, 2019 and 2018, there were no unrecognized tax benefits, and neither the Bank nor Bancorp had accruals for interest and penalties related to unrecognized tax benefits.
Page-82

Note 12:  Commitments and Contingencies

Leases

We lease premises under long-term non-cancelable operating leases with remaining terms of 5 months to 12 years, most of which include escalation clauses and one or more options to extend the lease term, and some of which contain lease termination clauses. Lease terms may include certain renewal options that were considered reasonably certain to be exercised.

We lease certain equipment under finance leases with initial terms of 3 years to 5 years. The equipment finance leases do not contain renewal options, bargain purchase options or residual value guarantees.

The following table shows the balances of operating and finance lease right-of-use assets and lease liabilities as of December 31, 2019.

(in thousands)	December 31, 2019
Operating leases:
Operating lease right-of-use assets	$11,002
Operating lease liabilities	$12,615
Finance leases:
Finance lease right-of-use assets	$379
Accumulated amortization	(170)
Finance lease right-of-use assets, net[1]	$209
Finance lease liabilities[2]	$212
[1] Included in premises and equipment in the consolidated statements of condition.
[2] Included in borrowings and other obligations in the consolidated statements of condition.

The following table shows supplemental disclosures of noncash investing and financing activities for the year ended December 31, 2019.

(in thousands)	2019
Right-of-use assets obtained in exchange for operating lease liabilities	$1,661
Right-of-use assets obtained in exchange for finance lease liabilities	$31
Reclassification of deferred rent and unamortized lease incentives from other liabilities to operating lease right-of-use assets upon adoption of ASC 842	$1,967

There were no lease-related noncash investing and financing activities for the year ended December 31, 2018.

The following table shows components of operating and finance lease cost for the year ended December 31, 2019.

(in thousands)	2019
Operating lease cost[1]	$4,144
Finance lease cost:
Amortization of right-of-use assets[2]	$172
Interest on finance lease liabilities[3]	8
Total finance lease cost	$180
Total lease cost	$4,324
[1] Included in occupancy and equipment expense in the consolidated statements of comprehensive income.
[2] Included in depreciation and amortization in the consolidated statements of comprehensive income.
[3] Included in interest on borrowings and other obligations in the consolidated statements of comprehensive income.

Operating lease rent expense totaled $4.6 million for the year ended December 31, 2018.

Page-83

The following table shows the future minimum lease payments, weighted average remaining lease terms, and weighted average discount rates under operating and finance lease arrangements as of December 31, 2019. Total minimum lease payments do not include obligations of approximately $13.6 million for operating lease modifications related to our existing headquarter offices and an operating lease agreement for a retail branch location that commenced subsequent to December 31, 2019. The discount rates used to calculate the present value of lease liabilities were based on the collateralized FHLB borrowing rates that were commensurate with lease terms and minimum payments on the later of the date we adopted the new lease accounting standards or lease commencement date.

(in thousands)	December 31, 2019
Year	Operating Leases	Finance Leases
2020	$4,469	$171
2021	2,806	36
2022	1,952	8
2023	1,464	1
2024	792	—
Thereafter	2,092	—
Total minimum lease payments	13,575	216
Amounts representing interest (present value discount)	(960)	(4)
Present value of net minimum lease payments (lease liability)	$12,615	$212

Weighted average remaining term (in years)	5.0	1.4
Weighted average discount rate	2.79%	2.87%

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

In 2012, Visa had reached a $4.0 billion interchange multidistrict litigation class settlement agreement with plaintiffs representing a class of U.S. retailers. On September 17, 2018, Visa signed an amended settlement agreement with the putative class action plaintiffs of the U.S. interchange multidistrict litigation that superseded the 2012 settlement agreement. Visa's share of the settlement amount under the amended class settlement agreement increased to $4.1 billion. On September 27, 2019, Visa deposited an additional $300 million into the litigation escrow account. Certain merchants chose to opt out of the class settlement agreement and on December 13, 2019, the court entered the final judgment order approving the amended settlement agreement. On December 27, 2019, Visa received a takedown payment of approximately $467 million, which was deposited into the litigation escrow account with a corresponding increase in accrued litigation to address opt-out claims. The escrow balance of $1.6 billion as of December 31, 2019, combined with funds previously deposited with the court, are expected to cover the settlement payment obligations.

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

Page-84

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
Our cash in correspondent bank accounts, at times, may exceed FDIC insured limits. We place cash and cash equivalents with the Federal Reserve Bank and other high credit quality financial institutions, periodically monitor their credit worthiness and limit the amount of credit exposure to any one institution according to regulations. Concentrations of credit risk with respect to investment securities primarily related to the U.S. Government and GSEs, which accounted for $497.4 million, or 87% of our total investment portfolio at December 31, 2019 and $528.3 million, or 85% at December 31, 2018. Our largest investment security issued by a non-GSE issuer accounted for approximately 1% of our total investment portfolio at December 31, 2019.
We also manage our credit exposure related to our loan portfolio to avoid the risk of undue concentration of credits in a particular industry by reducing significant exposure to highly leveraged transactions or to any individual customer or counterparty, and by obtaining collateral as appropriate. No individual borrower accounts for more than 3% of loans held in the portfolio. The largest loan concentration group by industry of the borrowers is real estate, which accounts for 83% of our loan portfolio at both December 31, 2019 and 2018.
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

As of December 31, 2019, we had five interest rate swap agreements, which are scheduled to mature in June 2031, October 2031, July 2032, August 2037 and October 2037. All of our derivatives are accounted for as fair value hedges. The notional amounts of the interest rate contracts are equal to the notional amounts of the hedged loans. Our interest rate swap payments are settled monthly with counterparties. Accrued interest on the swaps totaled $6 thousand and $3 thousand as of December 31, 2019 and 2018, respectively. Information on our derivatives follows:

	Asset derivatives		Liability derivatives
(in thousands)	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018
Fair value hedges:
Interest rate contracts notional amount	$—	$8,895	$16,956	$9,016
Interest rate contracts fair value [1]	$—	$161	$1,178	$375

1 See Note 9, Fair Value of Assets and Liabilities for valuation methodology.

Page-85

The following table presents the carrying amount associated cumulative basis adjustment related to the application of fair value hedge accounting that is included in the carrying amount of hedged assets as of December 31, 2019 and 2018:

	Carrying Amounts of Hedged Assets		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Loans
(in thousands)	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018
Loans	$17,900	$17,917	$944	$6

The following table presents the net gains (losses) recognized in interest income on loans on the consolidated statements of comprehensive income related to our derivatives designated as fair value hedges:

	Years ended December 31,
(in thousands)	2019	2018
Interest and fees on loans [1]	$84,331	$79,527

(Decrease) increase in value of designated interest rate swaps due to LIBOR interest rate movements	$(964)	$452
Payment on interest rate swaps	(90)	(149)
Increase (decrease) in value of hedged loans	938	(425)
Decrease in value of yield maintenance agreement	(13)	(14)
Net losses on fair value hedging derivatives recognized in interest income [2]	$(129)	$(136)

1 Represents the income line item in the statements of comprehensive income in which the effects of fair value hedges are recorded.
2 Includes hedge ineffectiveness loss of $39 thousand and gain of $13 thousand for the years ended December 31, 2019, and 2018, respectively. Changes in value of swaps were included in the assessment of hedge effectiveness. Hedge ineffectiveness is the measure of the extent to which the change in the fair value of the hedging instruments does not exactly offset the change in the fair value of the hedged items from period to period.

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
December 31, 2019
Derivatives by Counterparty:
Counterparty A	$—	$—	$—	$—	$—	$—
Total	$—	$—	$—	$—	$—	$—

December 31, 2018
Derivatives by Counterparty:
Counterparty A	$161	$—	$161	$(161)	$—	$—
Total	$161	$—	$161	$(161)	$—	$—
1 Amounts exclude accrued interest totaling less than $1 thousand at December 31, 2018.

Page-86

Offsetting of Financial Liabilities and Derivative Liabilities
				Gross Amounts Not Offset in the Statements of Condition
		Gross Amounts	Net Amounts of
	Gross Amounts	Offset in the	Liabilities Presented
	of Recognized	Statements of	in the Statements of	Financial	Cash Collateral
(in thousands)	Liabilities[2]	Condition	Condition[2]	Instruments	Pledged	Net Amount
December 31, 2019
Derivatives by Counterparty:
Counterparty A	$1,178	$—	$1,178	$—	(1,178)	$—
Total	$1,178	$—	$1,178	$—	$(1,178)	$—

December 31, 2018
Derivatives by Counterparty:
Counterparty A	$375	$—	$375	$(161)	—	$214
Total	$375	$—	$375	$(161)	$—	$214

2 Amounts exclude accrued interest totaling $6 thousand and $3 thousand at December 31, 2019 and 2018, respectively.

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

Management reviews capital ratios on a regular basis to ensure that capital exceeds the prescribed regulatory minimums and is adequate to meet our anticipated future needs.  For all periods presented, the Bank’s ratios exceed the regulatory definition of “well capitalized” under the regulatory framework for prompt corrective action and Bancorp’s ratios exceed the required minimum ratios to be considered a well capitalized bank holding company. In addition, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action as of December 31, 2019. There are no conditions or events since that notification that Management believes have changed the Bank’s categories and we expect the Bank to remain well capitalized for prompt corrective action purposes.

In July 2013, the Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Corporation and the Office of the Comptroller of the Currency ("Agencies") finalized regulatory capital rules known as “Basel III.” Fully phased in on January 1, 2019, Basel III required the Bank to maintain (i) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 8.5%, and (ii) a minimum ratio of common equity Tier 1 capital to risk-weighted assets of at least 7.0%, both inclusive of a 2.50% “capital conservation buffer." The implementation of the capital conservation buffer began on January 1, 2016 at the 0.625% level and was phased in over a four-year period (increasing by 0.625% each subsequent January 1, until it reached 2.50% on January 1, 2019). In August 2018, the Board of Governors of the Federal Reserve System changed the definition of a "Small Bank Holding Company" by increasing the asset threshold from $1.0 billion to $3.0 billion. As a result, Bancorp is no longer subject to separate minimum capital requirements. However, we disclose comparative capital ratios for Bancorp, which would have exceeded well-capitalized levels had Bancorp been subject to the same minimum capital requirements.

Page-87

The Bancorp’s and Bank's capital adequacy ratios as of December 31, 2019 and 2018 are presented in the following tables. Bancorp's Tier 1 capital includes the subordinated debentures, which are not included at the Bank level.

Capital Ratios for Bancorp (dollars in thousands)	Actual Ratio		Adequately Capitalized Threshold [1]			Ratio to be a Well Capitalized Bank Holding Company
December 31, 2019	Amount	Ratio	Amount		Ratio	Amount		Ratio
Total Capital (to risk-weighted assets)	$319,317	15.07%	≥ $	222,430	≥ 10.500%	≥ $	211,838	≥ 10.000%
Tier 1 Capital (to risk-weighted assets)	$301,553	14.24%	≥ $	180,063	≥ 8.500%	≥ $	169,471	≥ 8.000%
Tier 1 Capital (to average assets)	$301,553	11.66%	≥ $	103,489	≥ 4.000%	≥ $	129,361	≥ 5.000%
Common Equity Tier 1 (to risk-weighted assets)	$298,845	14.11%	≥ $	148,287	≥ 7.000%	≥ $	137,695	≥ 6.500%
December 31, 2018
Total Capital (to risk-weighted assets)	$305,224	14.93%	≥ $	201,943	≥ 9.875%	≥ $	204,499	≥ 10.000%
Tier 1 Capital (to risk-weighted assets)	$288,445	14.10%	≥ $	161,043	≥ 7.875%	≥ $	163,599	≥ 8.000%
Tier 1 Capital (to average assets)	$288,445	11.54%	≥ $	100,011	≥ 4.000%	≥ $	125,013	≥ 5.000%
Common Equity Tier 1 (to risk-weighted assets)	$285,805	13.98%	≥ $	130,368	≥ 6.375%	≥ $	132,925	≥ 6.500%
[1] The adequately capitalized threshold includes the capital conservation buffer that was effective in 2018 and fully phased-in on January 1, 2019.

Capital Ratios for the Bank (dollars in thousands)	Actual Ratio		Adequately Capitalized Threshold [1]			Ratio to be Well Capitalized under Prompt Corrective Action Provisions
December 31, 2019	Amount	Ratio	Amount		Ratio	Amount		Ratio
Total Capital (to risk-weighted assets)	$309,875	14.63%	≥ $	222,437	≥ 10.500%	≥ $	211,844	≥ 10.000%
Tier 1 Capital (to risk-weighted assets)	$292,111	13.79%	≥ $	180,068	≥ 8.500%	≥ $	169,476	≥ 8.000%
Tier 1 Capital (to average assets)	$292,111	11.29%	≥ $	103,488	≥ 4.000%	≥ $	129,360	≥ 5.000%
Common Equity Tier 1 (to risk-weighted assets)	$292,111	13.79%	≥ $	148,291	≥ 7.000%	≥ $	137,699	≥ 6.500%
December 31, 2018
Total Capital (to risk-weighted assets)	$285,969	13.98%	≥ $	201,927	≥ 9.875%	≥ $	204,483	≥ 10.000%
Tier 1 Capital (to risk-weighted assets)	$269,191	13.16%	≥ $	161,031	≥ 7.875%	≥ $	163,587	≥ 8.000%
Tier 1 Capital (to average assets)	$269,191	10.77%	≥ $	99,994	≥ 4.000%	≥ $	124,992	≥ 5.000%
Common Equity Tier 1 (to risk-weighted assets)	$269,191	13.16%	≥ $	130,358	≥ 6.375%	≥ $	132,914	≥ 6.500%
[1] The adequately capitalized threshold includes the capital conservation buffer that was effective in 2018 and fully phased-in on January 1, 2019.

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

Page-88

The contractual amount of undrawn loan commitments and standby letters of credit not reflected in the consolidated statements of condition are as follows:

(in thousands)	December 31, 2019	December 31, 2018
Commercial lines of credit	$287,533	$238,361
Revolving home equity lines	189,035	189,971
Undisbursed construction loans	41,033	46,229
Personal and other lines of credit	9,567	14,109
Standby letters of credit	1,964	2,636
Total commitments and standby letters of credit	$529,132	$491,306

We record an allowance for losses on these off-balance sheet commitments based on an estimate of probabilities of the utilization of these commitments according to our historical experience on different types of commitments and expected loss. The allowance for losses on off-balance sheet commitments totaled $1.1 million as of December 31, 2019 and $958 thousand as of December 31, 2018, which is recorded in interest payable and other liabilities in the consolidated statements of condition. Approximately 33% of the commitments expire in 2020, approximately 55% expire between 2021 and 2027 and approximately 12% expire thereafter.

Note 17:  Condensed Bank of Marin Bancorp Parent Only Financial Statements

Presented below is financial information for Bank of Marin Bancorp, parent holding company only.

CONDENSED UNCONSOLIDATED STATEMENTS OF CONDITION
December 31, 2019 and 2018
(in thousands)	2019	2018
Assets
Cash and due from Bank of Marin	$9,539	$19,144
Investment in bank subsidiary	330,053	299,953
Other assets	332	331
Total assets	$339,924	$319,428

Liabilities and Stockholders' Equity
Subordinated debentures	$2,708	$2,640
Accrued expenses payable	71	51
Other liabilities	357	330
Total liabilities	3,136	3,021
Stockholders' equity	336,788	316,407
Total liabilities and stockholders' equity	$339,924	$319,428

Page-89

CONDENSED UNCONSOLIDATED STATEMENTS OF INCOME
Years ended December 31, 2019 and 2018
(in thousands)	2019	2018
Income
Dividends from bank subsidiary	$17,600	$36,700
Miscellaneous Income	5	9
Total income	17,605	36,709
Expense
Interest expense	229	1,339
Non-interest expense	1,399	1,275
Total expense	1,628	2,614
Income before income taxes and equity in undistributed net income of subsidiary	15,977	34,095
Income tax benefit	480	770
Income before equity in undistributed net income of subsidiary	16,457	34,865
Earnings of bank subsidiary greater (less) than dividends received from bank subsidiary	17,784	(2,243)
Net income	$34,241	$32,622

CONDENSED UNCONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2019 and 2018
(in thousands)	2019	2018
Cash Flows from Operating Activities:
Net income	$34,241	$32,622
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Earnings of bank subsidiary (greater) less than dividends received from bank subsidiary	(17,784)	2,243
Net change in operating assets and liabilities:
Accretion of discount on subordinated debentures	68	1,025
Other assets	—	36
Other liabilities	80	(86)
Noncash director compensation expense - common stock	30	23
Net cash provided by operating activities	16,635	35,863
Cash Flows from Investing Activities:
Capital contribution to subsidiary	(747)	(667)
Net cash used in investing activities	(747)	(667)
Cash Flows from Financing Activities:
Proceeds from stock options exercised and stock issued under employee and director stock purchase plans and ESPP	747	667
Repayment of subordinate debenture including execution costs	—	(4,137)
Payment of tax withholdings for stock options exercised	(220)	(99)
Dividends paid on common stock	(10,958)	(8,860)
Stock repurchased, net of commissions	(15,062)	(6,869)
Net cash used by financing activities	(25,493)	(19,298)
Net increase (decrease) in cash and cash equivalents	(9,605)	15,898
Cash and cash equivalents at beginning of period	19,144	3,246
Cash and cash equivalents at end of period	$9,539	$19,144
Supplemental schedule of non-cash investing and financing activities:
Stock issued in payment of director fees	$231	$204
Repurchase of stock not yet settled	$103	$143
Stock issued to ESOP	$1,245	$1,173

End of 2019 Audited Consolidated Financial Statements

Page-90

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
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

(B)    Management's Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rules 13a-15(f) promulgated under the 1934 Act). The internal control process has been designed under our supervision to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America. Management conducted an assessment of the effectiveness of internal control over financial reporting as of December 31, 2019, utilizing the framework established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, Management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2019.

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

(C)    Audit Report of the Registered Public Accounting Firm

The Company's independent registered public accounting firm, Moss Adams, LLP, has audited the effectiveness of internal control over financial reporting as of December 31, 2019 as stated in their audit report, which is included in ITEM 8 and incorporated herein by reference.

(D)    Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2019, there were no significant changes that materially affected, or are reasonably likely to affect, our internal control over financial reporting identified in connection with the evaluation mentioned in (B) above.

Page-91

ITEM 9B.    OTHER INFORMATION

None.
PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference from our Proxy Statement for the 2019 Annual Meeting of Shareholders. Bancorp and the Bank have adopted a Code of Ethics that applies to all staff including the Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer. A copy of the Code of Ethical Conduct, which is also included on our website, will be provided to any person, without charge, upon written request to Corporate Secretary, Bank of Marin Bancorp, 504 Redwood Boulevard, Suite 100, Novato, CA 94947. During 2019 there were no changes in the procedures for the election or nomination of directors.

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

Page-92

PART IV

ITEM 15.    Exhibits, Financial Statement Schedules

(A)     Documents Filed as Part of this Report:

1.     Financial Statements

The financial statements and supplementary data listed below are filed as part of this report under ITEM 8, captioned Financial Statements and Supplementary Data.
Report of Independent Registered Public Accounting Firm for the years ended December 31, 2019 and 2018
Management's Report on Internal Control over Financial Reporting
Consolidated Statements of Condition as of December 31, 2019 and 2018
Consolidated Statements of Comprehensive Income for the years ended December 31, 2019 and 2018
Consolidated Statement of Changes in Stockholders' Equity for the years ended December 31, 2019 and 2018
Consolidated Statement of Cash Flows for the years ended December 31, 2019 and 2018
Notes to Consolidated Financial Statements

2.     Financial Statement Schedules

All financial statement schedules have been omitted, as they are inapplicable or the required information is included in the financial statements or notes thereto.

(B)    Exhibits Filed:

The following exhibits are filed as part of this report or hereby incorporated by references to filings previously made with the SEC.

Page-93

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
2.01	Agreement to Merger and Plan of Reorganization with Bank of Napa, dated July 31, 2017	8-K	001-33572	2.1	August 2, 2017
3.01	Articles of Incorporation, as amended	10-Q	001-33572	3.01	November 7, 2007
3.02	Bylaws	10-Q	001-33572	3.02	May 9, 2011
3.02a	Bylaws Amendment	8-K	001-33572	3.03	July 6, 2015
4.01	Rights Agreement, dated July 6, 2017	8-A12B	001-33572	4.1	July 7, 2017
4.02	Description of Capital Stock					Filed
10.01	Employee Stock Ownership Plan	S-8	333-218274	4.1	May 26, 2017
10.02	2017 Employee Stock Purchase Plan	S-8	333-221219	4.1	October 30, 2017
10.03	2017 Equity Plan, as amended	S-8	333-227840	4.1	October 15, 2018
10.04	2010 Director Stock Plan	S-8	333-167639	4.1	June 21, 2010
10.05	Form of Indemnification Agreement for Directors and Executive Officers, dated August 9, 2007	10-Q	001-33572	10.06	November 7, 2007
10.06	Form of Employment Agreement, dated January 23, 2009	8-K	001-33572	10.1	January 26, 2009
10.07	2010 Annual Individual Incentive Compensation Plan	8-K	001-33572	99.1	October 21, 2010
10.08	Salary Continuation Agreement for executive officer Russell Colombo, Chief Executive Officer, dated January 1, 2011	8-K	001-33572	10.1	January 6, 2011
10.09	Salary Continuation Agreement for executive officer Peter Pelham, Director of Retail Banking, dated January 1, 2011	8-K	001-33572	10.4	January 6, 2011
10.10	Salary Continuation Agreement for executive officer Tani Girton, Chief Financial Officer, dated October 18, 2013	8-K	001-33572	10.2	November 4, 2014
10.11	Salary Continuation Agreement for executive officer Elizabeth Reizman, Chief Credit Officer, dated July 20, 2014	8-K	001-33572	10.3	November 4, 2014
10.12	Salary Continuation Agreement for executive officer Timothy Myers, Executive Vice President and Commercial Banking Manager, dated May 28, 2015	8-K	001-33572	10.4	June 2, 2015
10.13	2007 Form of Change in Control Agreement	8-K	001-33572	10.1	October 31, 2007
14.02	Code of Ethical Conduct, dated December 13, 2018	10-K	001-33572	14.02	March 14, 2019
23.01	Consent of Moss Adams LLP					Filed
31.01	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					Filed
31.02	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					Filed
32.01	Certification pursuant to 18 U.S.C. §1350 as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002					Filed
101.INS	Inline XBRL Instance Document					Filed
101.SCH	Inline XBRL Taxonomy Extension Schema Document					Filed
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					Filed
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					Filed
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					Filed
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					Filed

ITEM 16.     Form 10-K Summary

None.

Page-94

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bank of Marin Bancorp (registrant)

March 13, 2020	/s/ Tani Girton
Date	Tani Girton
Executive Vice President & Chief Financial Officer
(Principal Financial Officer)

Page-95

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated:	March 13, 2020	/s/ Russell A. Colombo
Russell A. Colombo
President & Chief Executive Officer, Director
(Principal Executive Officer)

Dated:	March 13, 2020	/s/ Tani Girton
Tani Girton
Executive Vice President & Chief Financial Officer
(Principal Financial Officer)

Dated:	March 13, 2020	/s/ David A. Merck
David A. Merck
Vice President & Financial Reporting Manager
(Principal Accounting Officer)

Members of Bank of Marin Bancorp's Board of Directors

Dated:	March 13, 2020	/s/ Brian M. Sobel
Brian M. Sobel
Chairman of the Board

Dated:	March 13, 2020	/s/ Steven I. Barlow
Steven I. Barlow

Dated:	March 13, 2020	/s/ James C. Hale
James C. Hale

Dated:	March 13, 2020	/s/ Robert Heller
Robert Heller

Dated:	March 13, 2020	/s/ Norma J. Howard
Norma J. Howard

Dated:	March 13, 2020	/s/ Kevin R. Kennedy
Kevin R. Kennedy

Dated:	March 13, 2020	/s/ William H. McDevitt, Jr.
William H. McDevitt, Jr.

Dated:	March 13, 2020	/s/ Leslie E. Murphy
Leslie E. Murphy

Dated:	March 13, 2020	/s/ Joel Sklar
Joel Sklar, M.D.

Page-96