Form 10-Q
period 2020-03-31
Bank of Marin Bancorp
filed 2020-05-08
CIK 1403475

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission File Number  001-33572
Bank of Marin Bancorp
(Exact name of Registrant as specified in its charter)

California				20-8859754
(State or other jurisdiction of incorporation or organization)				(IRS Employer Identification No.)
504 Redwood Blvd.	Suite 100	Novato	CA	94947
(Address of principal executive office)				(Zip Code)

Registrant’s telephone number, including area code:  (415) 763-4520

Not Applicable
(Former name, former address and formal fiscal year, if changed since last report)

Securities registered pursuant to 12(b) of the Act:
Title of each class	Trading symbol	Name of each exchange on which registered
Common stock, no par value and attached Share Purchase Rights	BMRC	The Nasdaq Stock Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒                  No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
Yes ☒                  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☒
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes   ☐    No  ☒

As of April 30, 2020, there were 13,570,788 shares of common stock outstanding.

Page-2

PART I       FINANCIAL INFORMATION

ITEM 1.  Financial Statements

BANK OF MARIN BANCORP CONSOLIDATED STATEMENTS OF CONDITION March 31, 2020 and December 31, 2019

(in thousands, except share data; unaudited)	March 31, 2020	December 31, 2019
Assets
Cash, cash equivalents and restricted cash	$156,274	$183,388
Investment securities
Held-to-maturity, at amortized cost	131,140	137,413
Available-for-sale, at fair value	448,868	432,260
Total investment securities	580,008	569,673
Loans, net of allowance for loan losses of $18,884 and $16,677 at March 31, 2020 and December 31, 2019, respectively	1,824,976	1,826,609
Bank premises and equipment, net	5,708	6,070
Goodwill	30,140	30,140
Core deposit intangible	4,471	4,684
Operating lease right-of-use assets	22,225	11,002
Interest receivable and other assets	73,936	75,714
Total assets	$2,697,738	$2,707,280

Liabilities and Stockholders' Equity
Liabilities
Deposits
Non-interest bearing	$1,130,460	$1,128,823
Interest bearing
Transaction accounts	137,802	142,329
Savings accounts	167,210	162,817
Money market accounts	776,271	804,710
Time accounts	95,367	97,810
Total deposits	2,307,110	2,336,489
Borrowings and other obligations	185	212
Subordinated debenture	2,725	2,708
Operating lease liabilities	23,726	12,615
Interest payable and other liabilities	18,052	18,468
Total liabilities	2,351,798	2,370,492

Stockholders' Equity
Preferred stock, no par value, Authorized - 5,000,000 shares, none issued	—	—
Common stock, no par value, Authorized - 30,000,000 shares; Issued and outstanding - 13,565,969 and 13,577,008 at March 31, 2020 and December 31, 2019, respectively	127,684	129,058
Retained earnings	207,328	203,227
Accumulated other comprehensive income, net of taxes	10,928	4,503
Total stockholders' equity	345,940	336,788
Total liabilities and stockholders' equity	$2,697,738	$2,707,280

The accompanying notes are an integral part of these consolidated financial statements (unaudited).

Page-3

BANK OF MARIN BANCORP CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three months ended
(in thousands, except per share amounts; unaudited)	March 31, 2020	March 31, 2019
Interest income
Interest and fees on loans	$20,887	$20,695
Interest on investment securities	4,165	4,097
Interest on federal funds sold and due from banks	332	139
Total interest income	25,384	24,931
Interest expense
Interest on interest-bearing transaction accounts	66	77
Interest on savings accounts	16	18
Interest on money market accounts	971	764
Interest on time accounts	161	119
Interest on borrowings and other obligations	2	47
Interest on subordinated debentures	49	60
Total interest expense	1,265	1,085
Net interest income	24,119	23,846
Provision for loan losses	2,200	—
Net interest income after provision for loan losses	21,919	23,846
Non-interest income
Service charges on deposit accounts	451	479
Wealth Management and Trust Services	504	438
Debit card interchange fees, net	360	380
Merchant interchange fees, net	73	87
Earnings on (cost of) bank-owned life insurance	275	(60)
Dividends on Federal Home Loan Bank stock	208	196
Gains (losses) on sale of investment securities, net	800	(6)
Other income	449	257
Total non-interest income	3,120	1,771
Non-interest expense
Salaries and related benefits	9,477	9,146
Occupancy and equipment	1,663	1,531
Depreciation and amortization	526	556
Federal Deposit Insurance Corporation insurance	2	179
Data processing	786	1,015
Professional services	544	586
Directors' expense	174	179
Information technology	250	259
Amortization of core deposit intangible	213	222
Provision for losses on off-balance sheet commitments	102	129
Other expense	1,732	1,726
Total non-interest expense	15,469	15,528
Income before provision for income taxes	9,570	10,089
Provision for income taxes	2,342	2,610
Net income	$7,228	$7,479
Net income per common share:
Basic	$0.53	$0.54
Diluted	$0.53	$0.54
Weighted average shares:
Basic	13,525	13,737
Diluted	13,656	13,924
Comprehensive income:
Net income	$7,228	$7,479
Other comprehensive income
Change in net unrealized gains or losses on available-for-sale securities included in net income	9,812	3,939
Reclassification adjustment for (gains) losses on available-for-sale securities in net income	(800)	6
Amortization of net unrealized losses on securities transferred from available-for-sale to held-to-maturity	110	101
Subtotal	9,122	4,046
Deferred tax expense	2,697	1,198
Other comprehensive income, net of tax	6,425	2,848
Comprehensive income	$13,653	$10,327

The accompanying notes are an integral part of these consolidated financial statements (unaudited).

Page-4

BANK OF MARIN BANCORP CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the three months ended March 31, 2020 and 2019

(in thousands, except share data; unaudited)	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Taxes	Total
	Shares	Amount
	Three months ended March 31, 2020
Balance at January 1, 2020	13,577,008	$129,058	$203,227	$4,503	$336,788
Net income	—	—	7,228	—	7,228
Other comprehensive income	—	—	—	6,425	6,425
Stock options exercised, net of shares surrendered for cashless exercises and tax withholdings	49,055	824	—	—	824
Stock issued under employee stock purchase plan	547	16	—	—	16
Stock issued under employee stock ownership plan	7,900	324	—	—	324
Restricted stock granted	29,100	—	—	—	—
Restricted stock surrendered for tax withholdings upon vesting	(2,200)	(73)	—	—	(73)
Restricted stock forfeited / cancelled	(5,787)	—	—	—	—
Stock-based compensation - stock options	—	169	—	—	169
Stock-based compensation - restricted stock	—	461	—	—	461
Cash dividends paid on common stock ($0.23 per share)	—	—	(3,127)	—	(3,127)
Stock purchased by directors under director stock plan	400	18	—	—	18
Stock issued in payment of director fees	2,610	117	—	—	117
Stock repurchased, net of commissions	(92,664)	(3,230)	—	—	(3,230)
Balance at March 31, 2020	13,565,969	$127,684	$207,328	$10,928	$345,940
	Three months ended March 31, 2019
Balance at January 1, 2019	13,844,353	$140,565	$179,944	$(4,102)	$316,407
Net income	—	—	7,479	—	7,479
Other comprehensive income	—	—	—	2,848	2,848
Stock options exercised, net of shares surrendered for cashless exercises and tax withholdings	28,142	259	—	—	259
Stock issued under employee stock purchase plan	377	15	—	—	15
Stock issued under employee stock ownership plan	8,000	313	—	—	313
Restricted stock granted	29,110	—	—	—	—
Restricted stock surrendered for tax withholdings upon vesting	(4,820)	(202)	—	—	(202)
Restricted stock forfeited / cancelled	(7,393)	—	—	—	—
Stock-based compensation - stock options	—	284	—	—	284
Stock-based compensation - restricted stock	—	569	—	—	569
Cash dividends paid on common stock ($0.19 per share)	—	—	(2,630)	—	(2,630)
Stock purchased by directors under director stock plan	199	8	—	—	8
Stock issued in payment of director fees	2,744	114	—	—	114
Stock repurchased, net of commissions	(113,904)	(4,800)	—	—	(4,800)
Balance at March 31, 2019	13,786,808	$137,125	$184,793	$(1,254)	$320,664

The accompanying notes are an integral part of these consolidated financial statements (unaudited).

Page-5

BANK OF MARIN BANCORP CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended March 31, 2020 and 2019

(in thousands; unaudited)	March 31, 2020	March 31, 2019
Cash Flows from Operating Activities:
Net income	$7,228	$7,479
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,200	—
Provision for losses on off-balance sheet commitments	102	129
Noncash contribution expense to employee stock ownership plan	324	313
Noncash director compensation expense	75	75
Stock-based compensation expense	630	853
Amortization of core deposit intangible	213	222
Amortization of investment security (discounts) premiums, net	(93)	485
Amortization of acquired loan premiums (discounts), net	11	(101)
Accretion of discount on subordinated debenture	17	17
Net change in deferred loan origination costs/fees	(225)	(49)
(Gain) loss on sale of investment securities	(800)	6
Depreciation and amortization	526	556
(Earnings on) cost of bank-owned life insurance policies	(275)	60
Net change in operating assets and liabilities:
Interest receivable and other assets	293	1,641
Interest payable and other liabilities	(701)	(1,157)
Total adjustments	2,297	3,050
Net cash provided by operating activities	9,525	10,529
Cash Flows from Investing Activities:
Purchase of available-for-sale securities	(54,902)	(11,282)
Proceeds from sale of available-for-sale securities	27,442	4,229
Proceeds from paydowns/maturities of held-to-maturity securities	6,217	4,276
Proceeds from paydowns/maturities of available-for-sale securities	20,924	30,271
Loans originated and principal collected, net	1,117	(8,166)
Purchase of bank-owned life insurance policies	(941)	(1,892)
Purchase of premises and equipment	(146)	(67)
Cash paid for low income housing tax credit investment	(1,251)	(38)
Net cash (used in) provided by investing activities	(1,540)	17,331
Cash Flows from Financing Activities:
Net (decrease) increase in deposits	(29,379)	3,789
Proceeds from stock options exercised	824	259
Payment of tax withholdings for stock options exercised and vesting of restricted stock	(73)	(202)
Proceeds from stock issued under employee and director stock purchase plans	34	23
Stock repurchased, net of commissions	(3,333)	(4,640)
Repayment of Federal Home Loan Bank borrowings	—	(7,000)
Repayment of finance lease obligations	(45)	(41)
Cash dividends paid on common stock	(3,127)	(2,630)
Net cash used in financing activities	(35,099)	(10,442)
Net (decrease) increase in cash, cash equivalents and restricted cash	(27,114)	17,418
Cash, cash equivalents and restricted cash at beginning of period	183,388	34,221
Cash, cash equivalents and restricted cash at end of period	$156,274	$51,639
Supplemental disclosure of cash flow information:
Cash paid in interest	$1,260	$1,066
Supplemental disclosure of noncash investing and financing activities:
Change in net unrealized gain or loss on available-for-sale securities	$9,812	$3,939
Amortization of net unrealized loss on available-for-sale securities transferred to held-to-maturity	$110	$101
Stock issued to employee stock ownership plan	$324	$313
Stock issued in payment of director fees	$117	$114
Repurchase of stock not yet settled	$—	$160
Restricted cash:
Federal Reserve Bank reserve requirements included in cash, cash equivalents and restricted cash[1]	$—	$10,932
1 In response to the COVID-19 pandemic, the Federal Reserve reduced the reserve requirement ratios to zero percent effective March 26, 2020.

The accompanying notes are an integral part of these consolidated financial statements (unaudited).

Page-6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1:  Basis of Presentation

The consolidated financial statements include the accounts of Bank of Marin Bancorp (“Bancorp”), a bank holding company, and its wholly-owned bank subsidiary, Bank of Marin (the “Bank”), a California state-chartered commercial bank. References to “we,” “our,” “us” mean Bancorp and the Bank that are consolidated for financial reporting purposes. The accompanying unaudited consolidated interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles ("GAAP") have been condensed or omitted pursuant to those rules and regulations. Although we believe that the disclosures are adequate and the information presented is not misleading, we suggest that these interim financial statements be read in conjunction with the annual financial statements and the notes thereto included in our 2019 Annual Report on Form 10-K.  In the opinion of Management, the unaudited consolidated financial statements reflect all adjustments, which are necessary for a fair presentation of the consolidated financial position, the results of operations, changes in comprehensive income, changes in stockholders’ equity, and cash flows for the periods presented. All material intercompany transactions have been eliminated. The results of these interim periods may not be indicative of the results for the full year or for any other period.

The NorCal Community Bancorp Trust II (the "Trust") was formed for the sole purpose of issuing trust preferred securities. Bancorp is not considered the primary beneficiary of the Trust (a variable interest entity), therefore the Trust is not consolidated in our consolidated financial statements, but rather the subordinated debenture is shown as a liability on our consolidated statements of condition. Bancorp's investment in the securities of the Trust is accounted for under the equity method and is included in interest receivable and other assets on the consolidated statements of condition. Refer to Note 6, Borrowings, for additional information on the subordinated debenture due to NorCal Community Bancorp Trust II.

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

	Three months ended
(in thousands, except per share data)	March 31, 2020	March 31, 2019
Weighted average basic shares outstanding	13,525	13,737
Potentially dilutive common shares related to:
Stock options	106	155
Unvested restricted stock awards	25	32
Weighted average diluted shares outstanding	13,656	13,924
Net income	$7,228	$7,479
Basic EPS	$0.53	$0.54
Diluted EPS	$0.53	$0.54
Weighted average anti-dilutive shares not included in the calculation of diluted EPS	70	20

Page-7

Note 2: Recently Adopted and Issued Accounting Standards

Accounting Standards Adopted in 2020

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. The amendments in this ASU remove, modify, and add disclosure requirements for the fair value reporting of assets and liabilities. The modifications and additions relate to Level 3 fair value measurements at the end of the reporting period. ASU 2018-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Entities should disclose and describe the range and weighted-average of significant unobservable inputs used to develop Level 3 fair value measurements. We adopted this ASU prospectively effective January 1, 2020. As the ASU’s requirements only relate to disclosures, the amendments did not impact our financial condition or results of operations. Refer to Note 3, Fair Value of Assets and Liabilities, for additional disclosures.

In August 2018, the FASB issued ASU No. 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. This standard aligns the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software regardless of whether they convey a license to the hosted software. The accounting for the service element of a hosting arrangement that is a service contract is not affected by this ASU. The amendments are effective for public business entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. An entity has the option to apply amendments in the ASU either retrospectively or prospectively to all implementation costs incurred after the date of adoption. We adopted this ASU prospectively on January 1, 2020, which did not impact our financial condition and results of operations.

Accounting Standards Not Yet Adopted
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The standard will replace today's "incurred loss" model with a "current expected credit loss" ("CECL") model. The CECL model applies to estimated credit losses on loans receivable, held-to-maturity debt securities, unfunded loan commitments, and certain other financial assets measured at amortized cost. The CECL model is based on lifetime expected losses, rather than incurred losses, and requires the recognition of credit loss expense in the consolidated statement of income and a related allowance for credit losses on the consolidated statement of condition at the time of origination or purchase of a loan receivable or held-to-maturity debt security. In addition, the CECL standard modifies the accounting for purchased loans and requires that an allowance for credit losses be established at the date of acquisition. However, for purchased financial assets with a more-than-insignificant amount of credit deterioration since origination (“PCD assets”) that are measured at amortized cost, the initial allowance for credit losses is added to the purchase price rather than being reported as a credit loss expense. Subsequent changes in the allowance for credit losses on PCD assets are recognized through credit loss expense.

Under ASU 2016-13, available-for-sale debt securities are evaluated for impairment if fair value is less than amortized cost. Estimated credit losses are recorded through a credit loss expense and an allowance, rather than a write-down of the investment. Changes in fair value that are not credit-related will continue to be recorded in other comprehensive income. The ASU also expands the disclosure requirements regarding assumptions, models, and methods for estimating the allowance for credit losses. In addition, entities will need to disclose the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by the year of origination. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. However, in accordance with the accounting relief provisions of the Coronavirus Aid, Relief and Economic Security ("CARES") Act issued in March 2020, we postponed the adoption of the CECL standard. Implementation may be delayed until the end of the national emergency or December 31, 2020, whichever occurs first. Had we adopted the CECL standard as of January 1, 2020, the increase to our allowance for loan losses would have ranged from 5% to 15% of the amount recorded at December 31, 2019, which were based on economic forecasts at that time and did not include the subsequent COVID-19 pandemic related impact.

Early CECL implementation activities focused on, among other things, capturing and validating data, segmenting the loan portfolio, evaluating various credit loss estimation methodologies, sourcing tools to forecast future economic conditions, running multiple loan loss driver analyses that correlate our credit loss experience with one or more economic factors, and evaluating the qualitative factor framework and assumptions. Based on these activities, we determined that our primary credit loss methodology will utilize a discounted cash flow approach that considers the probability of

Page-8

default and loss given default. Ongoing implementation activities include developing forecasts, running parallel calculations and evaluating results.

In April 2019, the FASB issued ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments that clarifies and improves areas of guidance related to recently issued standards. The provisions of this ASU under Topic 326 will be evaluated in conjunction with the adoption of ASU 2016-13, however, we do not expect it to have a material impact on our financial condition and results of operations. All other provisions under this ASU were adopted as of January 1, 2020 and did not impact our financial condition and results of operations.

In May 2019, the FASB issued ASU No. 2019-05, Financial Instruments - Credit Losses (Topic 326): Targeted Transition Relief. This ASU allows an option for entities to irrevocably elect the fair value option on an instrument-by-instrument basis for eligible financial assets measured at amortized cost basis upon adoption of the credit loss standards. This amendment provides relief for those entities electing the fair value option on newly originated or purchased financial assets, while maintaining existing similar financial assets at amortized cost, avoiding the requirement to maintain dual measurement methods for similar assets. The fair value option does not apply to held-to-maturity debt securities. The effective date for this ASU is the same as for ASU 2016-13, as discussed above. We will evaluate this ASU in conjunction with the adoption of ASU 2016-13 to determine its impact on our financial condition and results of operations. However, at this time we do not expect to elect the fair value option for our financial assets.

In November 2019, the FASB issued ASU No. 2019-11, Codification Improvements to Topic 326, Financial Instruments - Credit Losses. This ASU, among other narrow -scope improvements, clarifies guidance around how to report expected recoveries. “Expected recoveries” describes a situation in which an organization recognizes a full or partial write-off of the amortized cost basis of a financial asset, but then later determines that the amount written off, or a portion of that amount, will in fact be recovered. This ASU permits organizations to record expected recoveries on PCD assets. Additionally, this ASU reinforces existing guidance that prohibits organizations from recording negative allowances for available-for-sale debt securities. ASU 2019-11 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The amendments should be applied on a modified retrospective basis by means of a cumulative-effect adjustment to the opening retained earnings balance in the statement of financial position as of the date of adoption. The effective date for this ASU is the same as for ASU 2016-13, as discussed above. We will evaluate this ASU in conjunction with the adoption of ASU 2016-13 to determine its impact on our financial condition and results of operations.

Accounting Standards Not Yet Effective
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

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848). The amendments in this ASU are elective and provide optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform. The amendments in this ASU provide optional expedients and exceptions for applying generally accepted accounting principles (GAAP) to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The amendments in this ASU may be elected as of March 12, 2020 through December 31, 2022. An

Page-9

entity may choose to elect the amendments in this update at an interim period subsequent to March 12, 2020 with adoption methods varying based on transaction type. We have not elected to apply these amendments. However, we will assess the applicability of the ASU to us and continue to monitor guidance for reference rate reform from FASB and its impact on our financial condition and results of operations.

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

The following table summarizes our assets and liabilities that were required to be recorded at fair value on a recurring basis.

(in thousands) Description of Financial Instruments	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Measurement Categories: Changes in Fair Value Recorded In1
March 31, 2020
Securities available-for-sale:
Mortgage-backed securities and collateralized mortgage obligations issued by U.S. government-sponsored agencies	$267,959	$—	$267,959	$—	OCI
SBA-backed securities	33,923	—	33,923	—	OCI
Debentures of government sponsored agencies	42,609	—	42,609	—	OCI
Obligations of state and political subdivisions	103,376	—	103,376	—	OCI
Corporate bonds	1,001	—	1,001	—	OCI
Derivative financial liabilities (interest rate contracts)	2,618	—	2,618	—	NI
December 31, 2019
Securities available-for-sale:
Mortgage-backed securities and collateralized mortgage obligations issued by U.S. government-sponsored agencies	$278,144	$—	$278,144	$—	OCI
SBA-backed securities	36,286	—	36,286	—	OCI
Debentures of government sponsored agencies	49,046	—	49,046	—	OCI
Obligations of state and political subdivisions	67,282	—	67,282	—	OCI
Corporate bonds	1,502	—	1,502	—	OCI
Derivative financial liabilities (interest rate contracts)	1,178	—	1,178	—	NI

 1 Other comprehensive income ("OCI") or net income ("NI").

Available-for-sale securities are recorded at fair value on a recurring basis. When available, quoted market prices (Level 1) are used to determine the fair value of available-for-sale securities. If quoted market prices are not available, we obtain pricing information from a reputable third-party service provider, who may utilize valuation techniques that use current market-based or independently sourced parameters, such as bid/ask prices, dealer-quoted prices, interest

Page-10

rates, benchmark yield curves, prepayment speeds, probability of default, loss severity and credit spreads (Level 2).   Level 2 securities include obligations of state and political subdivisions, U.S. agencies or government-sponsored agencies' debt securities, mortgage-backed securities, government agency-issued, privately-issued collateralized mortgage obligations, and corporate bonds. As of March 31, 2020 and December 31, 2019, there were no Level 1 or Level 3 securities.

Held-to-maturity securities may be written down to fair value as a result of other-than-temporary impairment, and we did not record any write-downs during the three months ended March 31, 2020 or March 31, 2019. Fair value of held-to-maturity securities is determined using the same techniques discussed above for available-for-sale securities.

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

Certain financial assets may be measured at fair value on a non-recurring basis. These assets are subject to fair value adjustments that result from the application of the lower of cost or fair value accounting or write-downs of individual assets, such as impaired loans that are collateral dependent and other real estate owned ("OREO"). As of March 31, 2020 and December 31, 2019, we did not carry any assets measured at fair value on a non-recurring basis.

Disclosures about Fair Value of Financial Instruments

The table below is a summary of fair value estimates for financial instruments as of March 31, 2020 and December 31, 2019, excluding financial instruments recorded at fair value on a recurring basis (summarized in the first table in this note). The carrying amounts in the following table are recorded in the consolidated statements of condition under the indicated captions. Further, we have not disclosed the fair value of financial instruments specifically excluded from disclosure requirements such as bank-owned life insurance policies ("BOLI") and non-maturity deposit liabilities. Additionally, we held shares of Federal Home Loan Bank ("FHLB") of San Francisco stock and Visa Inc. Class B common stock, both recorded at cost, as there was no impairment or changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer as of March 31, 2020 or December 31, 2019. The values are discussed in Note 4, Investment Securities.

	March 31, 2020			December 31, 2019
(in thousands)	Carrying Amounts	Fair Value	Fair Value Hierarchy	Carrying Amounts	Fair Value	Fair Value Hierarchy
Financial assets (recorded at amortized cost)
Cash and cash equivalents	$156,274	$156,274	Level 1	$183,388	$183,388	Level 1
Investment securities held-to-maturity	131,140	137,501	Level 2	137,413	139,642	Level 2
Loans, net	1,824,976	1,816,190	Level 3	1,826,609	1,839,666	Level 3
Interest receivable	7,802	7,802	Level 2	7,732	7,732	Level 2
Financial liabilities (recorded at amortized cost)
Time deposits	95,367	95,731	Level 2	97,810	97,859	Level 2
Subordinated debenture	2,725	2,117	Level 3	2,708	3,182	Level 3
Interest payable	122	122	Level 2	134	134	Level 2

Page-11

Fair value of loans is based on exit price techniques and obtained from an independent third-party that uses its proprietary valuation model and methodology and may not reflect actual or prospective market valuations. The discounted cash flow valuation approach reflects key inputs and assumptions such as loan probability of default, loss given default, prepayment speed, and market discount rates.
Fair value of fixed-rate time deposits is estimated by discounting future contractual cash flows using discount rates that reflect the current market rates offered for time deposits of similar remaining maturities.
Fair value of the subordinated debenture is estimated using a discounted cash flow approach based on current interest rates for similar financial instruments adjusted for credit and liquidity spreads.

The value of unrecognized financial instruments is estimated based on the fee income associated with the commitments which, in the absence of credit exposure, is considered to approximate their settlement value. The fair value of commitment fees was not material as of March 31, 2020 or December 31, 2019.

Note 4:  Investment Securities

Our investment securities portfolio consists of obligations of state and political subdivisions, U.S. corporations, U.S. federal government agencies such as Government National Mortgage Association ("GNMA") and Small Business Administration ("SBA"), U.S. government-sponsored enterprises ("GSEs"), such as Federal National Mortgage Association ("FNMA"), Federal Home Loan Mortgage Corporation ("FHLMC"), Federal Farm Credit Banks Funding Corporation and FHLB. We also invest in residential and commercial mortgage-backed securities (“MBS”/"CMBS") and collateralized mortgage obligations (“CMOs”) issued or guaranteed by the GSEs, as reflected in the following table:

	March 31, 2020				December 31, 2019
	Amortized	Fair	Gross Unrealized		Amortized	Fair	Gross Unrealized
(in thousands)	Cost	Value	Gains	(Losses)	Cost	Value	Gains	(Losses)
Held-to-maturity:
Securities of U.S. government-sponsored enterprises:
MBS pass-through securities issued by FHLMC and FNMA	$77,682	$81,590	$3,908	$—	$80,451	$81,325	$1,018	$(144)
SBA-backed securities	7,031	7,434	403	—	7,999	8,264	265	—
CMOs issued by FNMA	9,586	10,088	502	—	10,210	10,492	282	—
CMOs issued by FHLMC	31,140	32,560	1,420	—	31,477	32,157	685	(5)
CMOs issued by GNMA	3,768	3,828	60	—	3,763	3,816	53	—
Obligations of state and political subdivisions	1,933	2,001	68	—	3,513	3,588	75	—
Total held-to-maturity	131,140	137,501	6,361	—	137,413	139,642	2,378	(149)
Available-for-sale:
Securities of U.S. government-sponsored enterprises:
MBS pass-through securities issued by FHLMC and FNMA	68,168	71,375	3,207	—	98,502	100,071	1,617	(48)
SBA-backed securities	32,709	33,923	1,270	(56)	35,674	36,286	688	(76)
CMOs issued by FNMA	21,296	22,071	775	—	22,702	23,092	390	—
CMOs issued by FHLMC	154,735	163,290	8,573	(18)	139,398	143,226	3,892	(64)
CMOs issued by GNMA	10,759	11,223	464	—	11,719	11,755	42	(6)
Debentures of government- sponsored agencies	41,845	42,609	764	—	48,389	49,046	727	(70)
Obligations of state and political subdivisions	101,008	103,376	2,396	(28)	66,042	67,282	1,386	(146)
Corporate bonds	999	1,001	2	—	1,497	1,502	6	(1)
Total available-for-sale	431,519	448,868	17,451	(102)	423,923	432,260	8,748	(411)
Total investment securities	$562,659	$586,369	$23,812	$(102)	$561,336	$571,902	$11,126	$(560)

Page-12

The amortized cost and fair value of investment debt securities by contractual maturity at March 31, 2020 and December 31, 2019 are shown below. Expected maturities may differ from contractual maturities if the issuers of the securities have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2020				December 31, 2019
	Held-to-Maturity		Available-for-Sale		Held-to-Maturity		Available-for-Sale
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$1,342	$1,388	$16,847	$16,935	$1,807	$1,811	$6,699	$6,706
After one but within five years	2,243	2,316	56,500	58,504	2,256	2,296	48,706	49,619
After five years through ten years	54,483	57,447	186,662	196,730	56,221	57,544	208,806	214,277
After ten years	73,072	76,350	171,510	176,699	77,129	77,991	159,712	161,658
Total	$131,140	$137,501	$431,519	$448,868	$137,413	$139,642	$423,923	$432,260

Sales of investment securities and gross gains and losses are shown in the following table:

	Three months ended
(in thousands)	March 31, 2020	March 31, 2019
Available-for-sale:
Sales proceeds	$27,442	$4,229
Gross realized gains	800	3
Gross realized losses	—	(9)

Pledged investment securities are shown in the following table:

(in thousands)	March 31, 2020	December 31, 2019
Pledged to the State of California:
Secure public deposits in compliance with the Local Agency Security Program	$121,330	$126,598
Collateral for trust deposits	742	742
Total investment securities pledged to the State of California	122,072	127,340
Collateral for Wealth Management and Trust Services checking account	623	622
Total pledged investment securities	$122,695	$127,962

Other-Than-Temporarily Impaired ("OTTI") Debt Securities

There were 13 and 40 securities in unrealized loss positions at March 31, 2020 and December 31, 2019, respectively. Those securities are summarized and classified according to the duration of the loss period in the tables below:

March 31, 2020	< 12 continuous months		≥ 12 continuous months		Total securities in a loss position
(in thousands)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
Available-for-sale:
SBA-backed securities	$—	$—	$2,209	$(56)	$2,209	$(56)
CMOs issued by FHLMC	2,750	(17)	1,600	(1)	4,350	(18)
Obligations of state and political subdivisions	11,439	(28)	—	—	11,439	(28)
Total available-for-sale	14,189	(45)	3,809	(57)	17,998	(102)
Total temporarily impaired securities	$14,189	$(45)	$3,809	$(57)	$17,998	$(102)

Page-13

December 31, 2019	< 12 continuous months		≥ 12 continuous months		Total securities in a loss position
(in thousands)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
Held-to-maturity:
MBS pass-through securities issued by FHLMC and FNMA	$14,203	$(60)	$6,073	$(84)	$20,276	$(144)
CMOs issued by FHLMC	—	—	1,725	(5)	1,725	(5)
Total held-to-maturity	14,203	(60)	7,798	(89)	22,001	(149)
Available-for-sale:
MBS pass-through securities issued by FHLMC and FNMA	4,367	(34)	4,464	(14)	8,831	(48)
SBA-backed securities	9,227	(14)	2,448	(62)	11,675	(76)
CMOs issued by FHLMC	14,918	(58)	2,981	(6)	17,899	(64)
CMOs issued by GNMA	7,139	(6)	—	—	7,139	(6)
Debentures of government- sponsored agencies	25,228	(70)	—	—	25,228	(70)
Obligations of state and political subdivisions	20,579	(145)	659	(1)	21,238	(146)
Corporate Bonds	500	(1)	—	—	500	(1)
Total available-for-sale	81,958	(328)	10,552	(83)	92,510	(411)
Total temporarily impaired securities	$96,161	$(388)	$18,350	$(172)	$114,511	$(560)

As of March 31, 2020, the investment portfolio included 7 investment securities that had been in a continuous loss position for twelve months or more and 6 investment securities that had been in a loss position for less than twelve months.

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
Other temporarily impaired securities, including obligations of state and political subdivisions and corporate bonds, were deemed credit worthy after our internal analyses of the issuers’ latest financial information, credit ratings by major credit agencies, and/or credit enhancements. Based on our comprehensive analyses, we determined that the decline in the fair values of these securities was primarily driven by factors other than credit, such as changes in market interest rates and liquidity spreads subsequent to purchase. At March 31, 2020, Management determined that it did not intend to sell investment securities with unrealized losses, and it is more likely than not that we will not be required to sell any of the securities with unrealized losses before recovery of their amortized cost. Therefore, we do not consider these investment securities to be other-than-temporarily impaired at March 31, 2020.
Non-Marketable Securities Included in Other Assets

As a member of the FHLB, we are required to maintain a minimum investment in FHLB capital stock determined by the Board of Directors of the FHLB. The minimum investment requirements can increase in the event we increase our total asset size or borrowings with the FHLB. Shares cannot be purchased or sold except between the FHLB and its members at the $100 per share par value. We held $11.7 million of FHLB stock included in other assets on the consolidated statements of condition at both March 31, 2020 and December 31, 2019. The carrying amounts of these investments are reasonable estimates of fair value because the securities are restricted to member banks and they do not have a readily determinable market value. Based on our analysis of FHLB's financial condition and certain qualitative factors, we determined that the FHLB stock was not impaired at March 31, 2020 and December 31, 2019. On April 28, 2020, FHLB announced a cash dividend for the first quarter of 2020 at an annualized dividend rate of 5.00% to be distributed in mid-May 2020. Cash dividends paid on FHLB capital stock are recorded as non-interest income.

As a member bank of Visa U.S.A., we held 10,439 shares of Visa Inc. Class B common stock at March 31, 2020 and December 31, 2019. These shares have a carrying value of zero and are restricted from resale to non-member banks of Visa U.S.A. until their conversion into Class A (voting) shares upon the termination of Visa Inc.'s Covered Litigation

Page-14

escrow account. Because of the restriction and the uncertainty on the conversion rate to Class A shares, these shares lack a readily determinable fair value. When converting this Class B common stock to Class A common stock based on the conversion rate of 1.6228 both at March 31, 2020 and December 31, 2019, and the closing stock price of Class A shares at those respective dates, the converted value of our shares of Class B common stock would have been $2.7 million and $3.2 million at March 31, 2020 and December 31, 2019, respectively. The conversion rate is subject to further adjustment upon the final settlement of the covered litigation against Visa Inc. and its member banks. As such, the fair value of these Class B shares can differ significantly from their converted values. For further information, refer to Note 8, Commitments and Contingencies.

We invest in low-income housing tax credit funds as a limited partner, which totaled $4.0 million and $4.1 million recorded in other assets as of March 31, 2020 and December 31, 2019, respectively. In the first three months of 2020, we recognized $169 thousand of low-income housing tax credits and other tax benefits, offset by $141 thousand of amortization expense of low-income housing tax credit investment, as a component of income tax expense. As of March 31, 2020, our unfunded commitments for these low-income housing tax credit funds totaled $924 thousand. We did not recognize any impairment losses on these low-income housing tax credit investments during the first three months of 2020 or 2019, as the value of the future tax benefits exceeds the carrying value of the investments.

Note 5:  Loans and Allowance for Loan Losses

Credit Quality of Loans

The following table shows outstanding loans by class and payment aging as of March 31, 2020 and December 31, 2019.

Loan Aging Analysis by Class
(in thousands)	Commercial and industrial	Commercial real estate, owner-occupied	Commercial real estate, investor-owned	Construction	Home equity	Other residential	Installment and other consumer	Total
March 31, 2020
30-59 days past due	$129	$—	$1,406	$—	$97	$453	$61	$2,146
60-89 days past due	—	—	—	—	488	—	—	488
90 days or more past due	—	—	—	—	98	—	—	98
Total past due	129	—	1,406	—	683	453	61	2,732
Current	264,276	306,371	929,073	63,425	116,285	135,476	26,222	1,841,128
Total loans [1]	$264,405	$306,371	$930,479	$63,425	$116,968	$135,929	$26,283	$1,843,860
Non-accrual loans [2]	$—	$—	$942	$—	$633	$—	$57	$1,632
December 31, 2019
30-59 days past due	$1	$—	$1,001	$—	$279	$—	$7	$1,288
60-89 days past due	—	—	—	—	98	—	95	193
90 days or more past due	—	—	—	—	167	—	—	167
Total past due	1	—	1,001	—	544	—	102	1,648
Current	246,686	308,824	945,316	61,095	115,480	136,657	27,580	1,841,638
Total loans [1]	$246,687	$308,824	$946,317	$61,095	$116,024	$136,657	$27,682	$1,843,286
Non-accrual loans [2]	$—	$—	$—	$—	$168	$—	$58	$226

1 Amounts include net deferred loan origination costs of $1.2 million and $983 thousand at March 31, 2020 and December 31, 2019, respectively. Amounts are also net of unaccreted purchase discounts on non-PCI loans of $991 thousand at March 31, 2020 and $983 thousand at December 31, 2019.
2 There were no accruing loans past due more than ninety days at March 31, 2020 or December 31, 2019.

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

Page-15

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

Construction loans are generally made to developers and builders to finance construction, renovation and occasionally land acquisitions in anticipation of near-term development. Construction loans include interest reserves that are used for the payment of interest during the development and marketing periods and capitalized as part of the loan balance. When a construction loan is placed on nonaccrual status before the depletion of the interest reserve, we apply the interest funded by the interest reserve against the loan's principal balance. These loans are underwritten after evaluation of the borrower's financial strength, reputation, prior track record, and independent appraisals. We monitor all construction projects to determine whether they are on schedule, completed as planned and in accordance with the approved construction budgets. Significant events can affect the construction industry, including: the inherent volatility of real estate markets and vulnerability to delays due to weather, change orders, inability to obtain construction permits, labor or material shortages, and price changes. Estimates of construction costs and value associated with the completed project may be inaccurate. Repayment of construction loans is largely dependent on the ultimate success of the project.

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

Page-16

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

The following table represents an analysis of the carrying amount in loans, net of deferred fees and costs and purchase premiums or discounts, by internally assigned risk grades, at March 31, 2020 and December 31, 2019.

Credit Risk Profile by Internally Assigned Risk Grade
(in thousands)	Commercial and industrial	Commercial real estate, owner-occupied	Commercial real estate, investor-owned	Construction	Home equity	Other residential	Installment and other consumer	Total
March 31, 2020
Pass	$228,088	$262,309	$924,924	$63,425	$115,318	$135,929	$26,135	$1,756,128
Special Mention	36,092	34,681	4,057	—	846	—	—	75,676
Substandard	225	9,381	1,498	—	804	—	148	12,056
Total loans	$264,405	$306,371	$930,479	$63,425	$116,968	$135,929	$26,283	$1,843,860
December 31, 2019
Pass	$209,213	$264,766	$945,757	$61,095	$114,935	$136,657	$27,538	$1,759,961
Special Mention	37,065	35,016	560	—	750	—	—	73,391
Substandard	409	9,042	—	—	339	—	144	9,934
Total loans	$246,687	$308,824	$946,317	$61,095	$116,024	$136,657	$27,682	$1,843,286

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

The same Management level that approved the loan classification upgrade must approve the removal of TDR status. There were no loans removed from TDR designation during the three months ended March 31, 2020 and 2019.

In accordance with Section 4013 of the CARES Act, we elected to suspend the requirements under GAAP for loan modifications related to the COVID-19 pandemic that would otherwise be designated as TDRs or considered impaired for accounting purposes. The temporary suspension became effective March 1, 2020 and ends on either the earlier of 60 days after the national emergency is terminated or December 31, 2020 for loans that were less than 30 days delinquent as of December 31, 2019. The suspension is not applicable to any TDRs that are not related to the pandemic. As of April 30, 2020, we approved 253 loan modifications for principal and/or interest deferrals for up to 120 days on loan balances totaling $358 million that, pursuant to the CARES Act, we did not evaluate for TDR designation but may have otherwise been TDRs under GAAP.

Page-17

The following table summarizes the carrying amount of TDR loans by loan class as of March 31, 2020 and December 31, 2019.

(in thousands)
Recorded Investment in Troubled Debt Restructurings [1]	March 31, 2020	December 31, 2019
Commercial and industrial	$975	$1,223
Commercial real estate, owner-occupied	6,997	6,998
Commercial real estate, investor-owned	1,756	1,770
Home equity	251	251
Other residential	449	452
Installment and other consumer	731	639
Total	$11,159	$11,333
1There were no acquired TDR loans as of March 31, 2020 or December 31, 2019. TDR loans on non-accrual status totaled $57 thousand and $58 thousand at March 31, 2020 and December 31, 2019, respectively.

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

(dollars in thousands)	Number of Contracts Modified	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment at Period End
TDRs during the three months ended March 31, 2020:
Commercial and industrial	1	$170	$162	$144
Installment and other consumer	2	$103	$103	$103
	3	$273	$265	$247
TDRs during the three months ended March 31, 2019:
None	—	$—	$—	$—

The loans modified in 2020 reflected debt consolidation, interest rate concessions, and/or other loan term and payment modifications. During the three months ended March 31, 2020 and 2019, there were no defaults on loans that had been modified in a TDR within the prior twelve-month period. We report defaulted TDRs based on a payment default definition of more than ninety days past due.

Page-18

Impaired Loans

The following tables summarize information by class on impaired loans and their related allowances. Total impaired loans include non-accrual loans and accruing TDR loans.

(in thousands)	Commercial and industrial	Commercial real estate, owner-occupied	Commercial real estate, investor-owned	Construction	Home equity	Other residential	Installment and other consumer	Total
March 31, 2020
Recorded investment in impaired loans:
With no specific allowance recorded	$830	$—	$942	$—	$633	$449	$95	$2,949
With a specific allowance recorded	145	6,997	1,756	—	251	—	636	9,785
Total recorded investment in impaired loans	$975	$6,997	$2,698	$—	$884	$449	$731	$12,734
Unpaid principal balance of impaired loans	$968	$6,993	$2,693	$—	$902	$448	$729	$12,733
Specific allowance	9	277	37	—	4	—	119	446
Average recorded investment in impaired loans during the quarter ended March 31, 2020	1,099	6,997	2,234	—	651	451	685	12,117
Interest income recognized on impaired loans during the quarter ended March 31, 2020[1]	14	66	19	—	4	5	7	115
Average recorded investment in impaired loans during the quarter ended March 31, 2019	1,666	6,997	1,816	2,690	580	461	680	14,890
Interest income recognized on impaired loans during the quarter ended March 31, 2019[1]	22	66	20	42	4	5	6	165
1 No interest income was recognized on a cash basis during the three months ended March 31, 2020 and 2019.

(in thousands)	Commercial and industrial	Commercial real estate, owner-occupied	Commercial real estate, investor-owned	Construction	Home equity	Other residential	Installment and other consumer	Total
December 31, 2019
Recorded investment in impaired loans:
With no specific allowance recorded	$349	$—	$—	$—	$167	$452	$98	$1,066
With a specific allowance recorded	874	6,998	1,770	—	251	—	541	10,434
Total recorded investment in impaired loans	$1,223	$6,998	$1,770	$—	$418	$452	$639	$11,500
Unpaid principal balance of impaired loans	$1,209	$6,992	$1,764	$—	$417	$451	$638	$11,471
Specific allowance	$103	$195	$41	$—	$5	$—	$53	$397

Management monitors delinquent loans continuously and identifies problem loans (loans on non-accrual status and loans modified in a TDR) to evaluate individually for impairment. Generally, the recorded investment in impaired loans is net of any charge-offs from estimated losses related to specifically-identified impaired loans when they are deemed uncollectible. There were no charged-off amounts on impaired loans at March 31, 2020 or December 31, 2019. In addition, the recorded investment in impaired loans is net of purchase discounts or premiums on acquired loans and deferred fees and costs. At March 31, 2020 and December 31, 2019, unused commitments to extend credit on impaired loans, including performing loans to borrowers whose terms have been modified in TDRs, totaled $600 thousand and $534 thousand, respectively.

Page-19

The following tables disclose activity in the allowance for loan losses ("ALLL") and the recorded investment in loans by class, as well as the related ALLL disaggregated by impairment evaluation method.

Allowance for Loan Losses Rollforward for the Period
(in thousands)	Commercial and industrial	Commercial real estate, owner-occupied	Commercial real estate, investor-owned	Construction	Home equity	Other residential	Installment and other consumer	Unallocated	Total
Three months ended March 31, 2020
Beginning balance	$2,334	$2,462	$8,483	$638	$850	$973	$284	$653	$16,677
Provision (reversal)	446	335	742	86	132	125	79	255	2,200
Charge-offs	—	—	—	—	—	—	—	—	—
Recoveries	4	—	—	3	—	—	—	—	7
Ending balance	$2,784	$2,797	$9,225	$727	$982	$1,098	$363	$908	$18,884
Three months ended March 31, 2019
Beginning balance	$2,436	$2,407	$7,703	$756	$915	$800	$310	$494	$15,821
Provision (reversal)	180	(49)	63	(52)	8	—	30	(180)	—
Charge-offs	(9)	—	—	—	—	—	—	—	(9)
Recoveries	5	—	—	—	—	—	—	—	5
Ending balance	$2,612	$2,358	$7,766	$704	$923	$800	$340	$314	$15,817

Allowance for Loan Losses and Recorded Investment in Loans
(dollars in thousands)	Commercial and industrial	Commercial real estate, owner-occupied	Commercial real estate, investor-owned	Construction	Home equity	Other residential	Installment and other consumer	Unallocated	Total
March 31, 2020
Ending ALLL related to loans collectively evaluated for impairment	$2,775	$2,520	$9,188	$727	$978	$1,098	$244	$908	$18,438
Ending ALLL related to loans individually evaluated for impairment	9	277	37	—	4	—	119	—	446
Ending balance	$2,784	$2,797	$9,225	$727	$982	$1,098	$363	$908	$18,884
Recorded Investment:
Collectively evaluated for impairment	$263,430	$299,374	$927,781	$63,425	$116,084	$135,480	$25,552	$—	$1,831,126
Individually evaluated for impairment	975	6,997	2,698	—	884	449	731	—	12,734
Total	$264,405	$306,371	$930,479	$63,425	$116,968	$135,929	$26,283	$—	$1,843,860
Ratio of allowance for loan losses to total loans	1.05%	0.91%	0.99%	1.15%	0.84%	0.81%	1.38%	NM	1.02%
Allowance for loan losses to non-accrual loans	NM	NM	979%	NM	155%	NM	637%	NM	1,157%

NM - Not Meaningful

Allowance for Loan Losses and Recorded Investment in Loans
(dollars in thousands)	Commercial and industrial	Commercial real estate, owner-occupied	Commercial real estate, investor-owned	Construction	Home equity	Other residential	Installment and other consumer	Unallocated	Total
December 31, 2019
Ending ALLL related to loans collectively evaluated for impairment	$2,231	$2,267	$8,442	$638	$845	$973	$231	$653	$16,280
Ending ALLL related to loans individually evaluated for impairment	103	195	41	—	5	—	53	—	397
Ending balance	$2,334	$2,462	$8,483	$638	$850	$973	$284	$653	$16,677
Recorded Investment:
Collectively evaluated for impairment	$245,464	$301,826	$944,547	$61,095	$115,606	$136,205	$27,043	$—	$1,831,786
Individually evaluated for impairment	1,223	6,998	1,770	—	418	452	639	—	11,500
Total	$246,687	$308,824	$946,317	$61,095	$116,024	$136,657	$27,682	$—	$1,843,286
Ratio of allowance for loan losses to total loans	0.95%	0.80%	0.90%	1.04%	0.73%	0.71%	1.03%	NM	0.90%
Allowance for loan losses to non-accrual loans	NM	NM	NM	NM	506%	NM	490%	NM	7,379%

NM - Not Meaningful

Page-20

Pledged Loans

Our FHLB line of credit is secured under terms of a blanket collateral agreement by a pledge of certain qualifying loans with unpaid principal balances of $1,168.8 million and $1,133.4 million at March 31, 2020 and December 31, 2019, respectively. In addition, we pledge eligible TIC loans, which totaled $116.9 million and $115.7 million at March 31, 2020 and December 31, 2019, respectively, to secure our borrowing capacity with the Federal Reserve Bank ("FRB"). Also, see Note 6, Borrowings.

Related Party Loans

The Bank has, and expects to have in the future, banking transactions in the ordinary course of its business with directors, officers, principal shareholders and their businesses or associates. These loans are granted on substantially the same terms, including interest rates and collateral on loans, as those prevailing at the same time for comparable transactions with persons not related to us. Likewise, these transactions do not involve more than the normal risk of collectability or present other unfavorable features. Related party loans totaled $8.1 million at March 31, 2020 and $8.3 million at December 31, 2019. In addition, undisbursed commitments to related parties totaled $8.9 million at March 31, 2020 and $9.2 million at December 31, 2019.

Note 6: Borrowings and Other Obligations

Federal Funds Purchased – The Bank had unsecured lines of credit with correspondent banks for overnight borrowings totaling $92.0 million at March 31, 2020 and December 31, 2019.  In general, interest rates on these lines approximate the federal funds target rate. We had no overnight borrowings under these credit facilities at March 31, 2020 or December 31, 2019.

Federal Home Loan Bank Borrowings – As of March 31, 2020 and December 31, 2019, the Bank had lines of credit with the FHLB totaling $676.8 million and $648.0 million, respectively, based on eligible collateral of certain loans. There were no FHLB overnight borrowings at March 31, 2020 or December 31, 2019.

Federal Reserve Line of Credit – The Bank has a line of credit with the FRBSF secured by certain residential loans.  At March 31, 2020 and December 31, 2019, the Bank had borrowing capacity under this line totaling $79.3 million and $80.3 million, respectively, and had no outstanding borrowings with the FRBSF.

Subordinated Debenture – As part of an acquisition in 2013, Bancorp assumed a subordinated debenture due to NorCal Community Bancorp Trust II (the "Trust"), established for the sole purpose of issuing trust preferred securities. The trust preferred securities were sold and issued in private transactions pursuant to an exemption from registration under the Securities Act of 1933, as amended. The subordinated debenture was recorded at fair value totaling $2.14 million at the acquisition date with a contractual balance of $4.12 million. The difference between the contractual balance and the fair value at the acquisition date is accreted into interest expense over the life of the debenture. Accretion on the subordinated debenture totaled $17 thousand for the three months ended March 31, 2020 and 2019. Bancorp has the option to defer payment of the interest on the subordinated debenture for a period of up to five years, as long as there is no event of default. In the event of interest deferral, dividends to Bancorp common stockholders are prohibited. Bancorp has guaranteed, on a subordinated basis, distributions and other payments due on trust preferred securities totaling $4.0 million issued by the Trust, which have identical maturity, repricing and payment terms as the subordinated debenture. The subordinated debenture due to NorCal Community Bancorp Trust II on March 15, 2036 with interest payable quarterly (repricing quarterly, based on 3-month LIBOR plus 1.40%, or 2.14% as of March 31, 2020) is redeemable in whole or in part on any interest payment date.

Other Obligations – The Bank leases certain equipment under finance leases, which are included in borrowings and other obligations in the consolidated statements of condition. See Note 8, Commitments and Contingencies, for additional information.

Note 7:  Stockholders' Equity

Dividends

On April 17, 2020, Bancorp declared a $0.23 per share cash dividend, payable on May 8, 2020 to shareholders of record at the close of business on May 1, 2020.

Page-21

Share-Based Payments

The fair value of stock options as of the grant date is recorded as stock-based compensation expense in the consolidated statements of comprehensive income over the requisite service period, which is generally the vesting period, with a corresponding increase in common stock. Stock-based compensation also includes compensation expense related to the issuance of restricted stock awards. The grant-date fair value of the restricted stock awards, which equals the grant date price, is recorded as compensation expense over the requisite service period with a corresponding increase in common stock as the shares vest. Beginning in 2018, stock option and restricted stock awards issued include a retirement eligibility clause whereby the requisite service period is satisfied at the retirement eligibility date. For those awards, we accelerate the recording of stock-based compensation when the award holder is eligible to retire. However, retirement eligibility does not affect the vesting of restricted stock or the exercisability of the stock options, which are based on the scheduled vesting period.

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

Stock options and restricted stock may be net settled in a cashless exercise by a reduction in the number of shares otherwise deliverable upon exercise or vesting in satisfaction of the exercise payment and/or applicable tax withholding requirements. During the three months ended March 31, 2020, we withheld 8,409 shares totaling $346 thousand at a weighted-average price of $41.17 for cashless exercises. During the three months ended March 31, 2019, we withheld 6,398 shares totaling $267 thousand at a weighted-average price of $41.78 for cashless exercises. Shares withheld under net settlement arrangements are available for future grants.

Share Repurchase Program

On April 23, 2018, Bancorp announced that its Board of Directors approved a Share Repurchase Program under which Bancorp may repurchase up to $25.0 million of its outstanding common stock through May 1, 2019. Bancorp's Board of Directors subsequently extended the Share Repurchase Program through February 28, 2020. On January 24, 2020, Bancorp Board of Directors approved a new Share Repurchase Program under which Bancorp may repurchase up to $25.0 million of its outstanding common stock through February 28, 2022. The new share repurchase program began on March 1, 2020 and was suspended indefinitely by the Board of Directors on March 20, 2020 to focus our resources on responding to customer needs during the COVID-19 pandemic.

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

Page-22

The 10b5-1 trading plan is administered by an independent broker and is subject to price, market volume and timing restrictions.

During the three months ended March 31, 2020, Bancorp repurchased 92,664 shares totaling $3.2 million for a cumulative 619,881 shares totaling $25.2 million repurchased from May 1, 2018 through March 31, 2020.

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

The contractual amount of undrawn loan commitments and standby letters of credit not reflected in the consolidated statements of condition are as follows:

(in thousands)	March 31, 2020	December 31, 2019
Commercial lines of credit	$259,151	$287,533
Revolving home equity lines	185,715	189,035
Undisbursed construction loans	31,367	41,033
Personal and other lines of credit	10,730	9,567
Standby letters of credit	1,904	1,964
Total commitments and standby letters of credit	$488,867	$529,132

We record an allowance for losses on these off-balance sheet commitments based on an estimate of probabilities of the utilization of these commitments according to our historical experience on different types of commitments and expected loss. The allowance for losses on off-balance sheet commitments totaled $1.2 million and $1.1 million as of March 31, 2020 and December 31, 2019, respectively, which is recorded in interest payable and other liabilities in the consolidated statements of condition.

Pursuant to the CARES Act, on April 6, 2020, we began accepting applications from eligible small businesses and non-profit organizations to participate in the Paycheck Protection Program (“PPP”) administered by the U.S. Small Business Administration (“SBA”). PPP loans have up to a two-year term and earn interest at 1%. In addition, the Bank receives a fee of 1%-5% from the SBA based on the loan amount, which is amortized into interest income over the life of the loan. These loans are fully guaranteed by the SBA and may be forgiven by the SBA if they meet certain requirements in accordance with the terms of the program. As of April 30, 2020, through two waves of SBA funding, we submitted and received approval for 1,452 applications for a total of $294 million. Most have been funded with the remainder to be funded in the next several days.
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

Page-23

The following table shows the balances of operating and finance lease right-of-use assets and lease liabilities as of March 31, 2020.

(in thousands)	March 31, 2020	December 31, 2019
Operating leases:
Operating lease right-of-use assets	$22,225	$11,002
Operating lease liabilities	$23,726	$12,615
Finance leases:
Finance lease right-of-use assets	$396	$379
Accumulated amortization	(213)	(170)
Finance lease right-of-use assets, net[1]	$183	$209
Finance lease liabilities[2]	$185	$212
[1] Included in premises and equipment in the consolidated statements of condition.
[2] Included in borrowings and other obligations in the consolidated statements of condition.

The following table shows supplemental disclosures of noncash investing and financing activities for the period presented.

	Three months ended
(in thousands)	March 31, 2020	March 31, 2019
Right-of-use assets obtained in exchange for operating lease liabilities	$12,178	$266
Right-of-use assets obtained in exchange for finance lease liabilities	$18	$—
Reclassification of deferred rent and unamortized lease incentives from other liabilities to operating lease right-of-use assets upon adoption of ASC 842	$—	$1,967

The following table shows components of operating and finance lease cost.

	Three months ended
(in thousands)	March 31, 2020	March 31, 2019
Operating lease cost	$1,055	$1,004
Variable lease cost	2	—
Total operating lease cost[1]	1,057	1,004
Finance lease cost:
Amortization of right-of-use assets[2]	$44	$42
Interest on finance lease liabilities[3]	1	2
Total finance lease cost	$45	$44
Total lease cost	$1,102	$1,048
[1] Included in occupancy and equipment expense in the consolidated statements of comprehensive income.
[2] Included in depreciation and amortization in the consolidated statements of comprehensive income.
[3] Included in interest on borrowings and other obligations in the consolidated statements of comprehensive income.

The following table shows the future minimum lease payments, weighted average remaining lease terms, and weighted average discount rates under operating and finance lease arrangements as of March 31, 2020. The discount rates used to calculate the present value of lease liabilities were based on the collateralized FHLB borrowing rates that were commensurate with lease terms and minimum payments on the later of the date we adopted the new lease accounting standards or lease commencement date.

Page-24

(in thousands)	March 31, 2020
Year	Operating Leases	Finance Leases
2020	$3,360	$129
2021	3,546	42
2022	3,172	13
2023	2,716	4
2024	2,075	—
Thereafter	11,133	—
Total minimum lease payments	26,002	188
Amounts representing interest (present value discount)	(2,276)	(3)
Present value of net minimum lease payments (lease liability)	$23,726	$185

Weighted average remaining term (in years)	8.7	1.4
Weighted average discount rate	2.19%	2.69%

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

In 2012, Visa had reached a $4.0 billion interchange multidistrict litigation class settlement agreement with plaintiffs representing a class of U.S. retailers. On September 17, 2018, Visa signed an amended settlement agreement with the putative class action plaintiffs of the U.S. interchange multidistrict litigation that superseded the 2012 settlement agreement. Visa's share of the settlement amount under the amended class settlement agreement increased to $4.1 billion. On September 27, 2019, Visa deposited an additional $300 million into the litigation escrow account. Certain merchants chose to opt out of the class settlement agreement and on December 13, 2019, the court entered the final judgment order approving the amended settlement agreement. On December 27, 2019, Visa received a takedown payment of approximately $467 million, which was deposited into the litigation escrow account with a corresponding increase in accrued litigation to address opt-out claims. The escrow balance of $1.3 billion as of March 31, 2020, combined with funds previously deposited with the court, are expected to cover the settlement payment obligations.

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

Page-25

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

As of March 31, 2020, we had five interest rate swap agreements, which are scheduled to mature in June 2031, October 2031, July 2032, August 2037 and October 2037. All of our derivatives are accounted for as fair value hedges. The notional amounts of the interest rate contracts are equal to the notional amounts of the hedged loans. Our interest rate swap payments are settled monthly with counterparties. Accrued interest on the swaps totaled $11 thousand at March 31, 2020 and $6 thousand at December 31, 2019. Information on our derivatives follows:

	Asset Derivatives		Liability Derivatives
(in thousands)	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019
Fair value hedges:
Interest rate contracts notional amount	$—	$—	$16,711	$16,956
Interest rate contracts fair value[1]	$—	$—	$2,618	$1,178
1 See Note 3, Fair Value of Assets and Liabilities, for valuation methodology.

The following table presents the carrying amount and associated cumulative basis adjustment related to the application of fair value hedge accounting that is included in the carrying amount of hedged assets as of March 31, 2020 and December 31, 2019.

	Carrying Amounts of Hedged Assets		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Loans
(in thousands)	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019
Loans	$19,125	$17,900	$2,414	$944

The following table presents the net gains (losses) recognized in interest income on loans on the consolidated statements of comprehensive income related to our derivatives designated as fair value hedges.

	Three months ended
(in thousands)	March 31, 2020	March 31, 2019
Interest and fees on loans [1]	$20,887	$20,695
Decrease in value of designated interest rate swaps due to LIBOR interest rate movements	$(1,440)	$(357)
Payment on interest rate swaps	(67)	(12)
Increase in value of hedged loans	1,470	362
Decrease in value of yield maintenance agreement	(3)	(4)
Net losses on fair value hedging relationships recognized in interest income	$(40)	$(11)

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

Page-26

Information on financial instruments that are eligible for offset in the consolidated statements of condition follows:

Offsetting of Financial Assets and Derivative Assets
		Gross Amounts	Net Amounts of	Gross Amounts Not Offset in
	Gross Amounts	Offset in the	Assets Presented	the Statements of Condition
	of Recognized	Statements of	in the Statements	Financial	Cash Collateral
(in thousands)	Assets	Condition	of Condition	Instruments	Received	Net Amount
March 31, 2020
Derivatives by Counterparty:
Counterparty A	$—	$—	$—	$—	$—	$—
Total	$—	$—	$—	$—	$—	$—
December 31, 2019
Derivatives by Counterparty:
Counterparty A	$—	$—	$—	$—	$—	$—
Total	$—	$—	$—	$—	$—	$—

Offsetting of Financial Liabilities and Derivative Liabilities
		Gross Amounts	Net Amounts of	Gross Amounts Not Offset in
	Gross Amounts	Offset in the	Liabilities Presented	the Statements of Condition
	of Recognized	Statements of	in the Statements	Financial	Cash Collateral
(in thousands)	Liabilities[1]	Condition	of Condition[1]	Instruments	Pledged	Net Amount
March 31, 2020
Derivatives by Counterparty:
Counterparty A	$2,618	$—	$2,618	$—	$(2,260)	$358
Total	$2,618	$—	$2,618	$—	$(2,260)	$358
December 31, 2019
Derivatives by Counterparty:
Counterparty A	$1,178	$—	$1,178	$—	$(1,178)	$—
Total	$1,178	$—	$1,178	$—	$(1,178)	$—

1 Amounts exclude accrued interest on swaps.

For more information on how we account for our interest rate swaps, refer to Note 1 to the Consolidated Financial Statements included in our 2019 Form 10-K filed with the SEC on March 13, 2020.

ITEM 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management's discussion of the financial condition and results of operations, which is unaudited, should be read in conjunction with the related consolidated financial statements in this Form 10-Q and with the audited consolidated financial statements and accompanying notes included in our 2019 Annual Report on Form 10-K. Average balances, including balances used in calculating certain financial ratios, are generally comprised of average daily balances.

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

Forward-looking statements are based on Management's current expectations regarding economic, legislative, and regulatory issues that may affect our earnings in future periods. A number of factors, many of which are beyond Management’s control, could cause future results to vary materially from current Management expectations. Such factors include, but are not limited to, natural disasters (such as wildfires and earthquakes), pandemics such as

Page-27

COVID-19 and the economic impact caused by the disease and by government responses thereto, general economic conditions, economic uncertainty in the United States and abroad, changes in interest rates, deposit flows, real estate values, costs or effects of acquisitions, competition, changes in accounting principles, policies or guidelines, legislation or regulation (including the Tax Cuts & Jobs Act of 2017 and the Coronavirus Aid, Relief and Economic Security Act of 2020), interruptions of utility service in our markets for sustained periods, and other economic, competitive, governmental, regulatory and technological factors (including external fraud and cybersecurity threats) affecting Bancorp's operations, pricing, products and services.

Important factors that could cause results or performance to materially differ from those expressed in our prior forward-looking statements are detailed in the Risk Factors section of this Form 10-Q and in Item 1A. Risk Factors section of our 2019 Form 10-K as filed with the SEC, copies of which are available from us at no charge. These and other important factors are detailed in various securities law filings made periodically by Bancorp, copies of which are available from Bancorp without charge. Forward-looking statements speak only as of the date they are made. Bancorp undertakes no obligation to release publicly the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date of this Form 10-Q or to reflect the occurrence of unanticipated events.

Critical Accounting Policies and Estimates

Critical accounting policies are those that are both important to the portrayal of our financial condition and results of operations and require Management's most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and imprecise. There have been no material changes to our critical accounting policies, which include: Allowance for Loan Losses, Other-than-temporary Impairment of Investment Securities, Accounting for Income Taxes, and Fair Value Measurements. For a detailed discussion, refer to Note 1 to the Consolidated Financial Statements included in our 2019 Form 10-K filed with the SEC on March 13, 2020 and Note 2, Recently Adopted and Issued Accounting Standards, to the Consolidated Financial Statements in this Form 10-Q. Note that in accordance with the accounting relief provisions of the Coronavirus Aid, Relief and Economic Security ("CARES") Act, the Bank postponed the adoption of the current expected credit losses (“CECL”) accounting standard to focus on our customers' needs during the COVID-19 pandemic and due to the lack of clarity around the extent and duration of the COVID-19 pandemic, which hindered development of reasonable and supportable forecasts.

Executive Summary

Net income for the first quarter of 2020 totaled $7.2 million, compared to $7.5 million in the first quarter of 2019. Diluted earnings per share were $0.53 in the first quarter of 2020, compared to $0.54 in the same quarter a year ago. First quarter 2020 net income reflected a $2.2 million provision for loan losses related to the economic uncertainties of the COVID-19 pandemic as well as typical first quarter increases in non-interest expenses. The provision for loan losses negatively impacted diluted earnings per share by approximately $0.12. The decrease in earnings was partially offset by gains on investment securities sales and accelerated discount accretion from the early call on an investment security, which positively impacted diluted earnings per share by approximately $0.07.

Since March 2020, Bank of Marin has been actively engaged in responding to the COVID-19 pandemic. All branches remain open to serve our customers and local communities, with modified hours and strict social distancing protocols in place as well as a maximum of two customers allowed in a branch at one time. To protect the health of everyone, many employees are working remotely, travel restrictions are in effect, and cleaning protocols have been enhanced across all locations.

We announced in March 2020 the waiver of all ATM and overdraft fees, and the cancellation of early withdrawal penalties for time certificate of deposits when allowed by law. We are providing payment relief for up to 120 days to borrowers with hardship requests, have reduced interest rate floors on mostly commercial Prime Rate based loans and are participating in the Small Business Administration’s ("SBA's") Paycheck Protection Program ("PPP") under the CARES Act. In addition, we have suspended our share repurchase program. As these measures were taken late in the quarter, they did not significantly impact first quarter earnings. The full impact will be seen in future periods.

Page-28

The following are highlights of our operating and financial performance for the periods presented:

•
Loans totaled $1,843.9 million at March 31, 2020, compared to $1,843.3 million at December 31, 2019. New loan originations of $29.8 million and line utilization increases of $28.9 million were mostly offset by payoffs of $51.7 million, for an overall net increase of $574 thousand.

•
As of March 31, 2020 our loan portfolio exposure to industries most affected by the shelter-in-place order included 10.4% retail properties and businesses, 4.6% wine-related businesses and 2.7% hospitality. Transportation, dental, recreation and entertainment combined represented less than 1.5% of the total portfolio. Loans to these customers are generally secured by real estate with low loan-to-value ratios and strong guarantors.

•
To provide immediate relief to our clients experiencing hardship, as of April 30, 2020, we approved 253 loans for principal and/or interest deferrals for up to 120 days on loan balances totaling $358 million. In addition, 96% of the total requests were secured by real estate with loan-to-value ratios averaging less than 46%, and $141 million was linked to industries most impacted by the stay at home order.

•
As of April 30, 2020, through two waves of SBA funding, we submitted and received approval for 1,452 applications for a total of $294 million, which will help 25,412 employees of local businesses and nonprofit organizations.

•
Strong credit quality remains a cornerstone of the Bank's consistent performance. Non-accrual loans totaled $1.6 million, or 0.09% of the loan portfolio at March 31, 2020, compared to $226 thousand, or 0.01% at December 31, 2019. Classified loans totaled $12.1 million at March 31, 2020, compared to $9.9 million at December 31, 2019. Accruing loans past due 30 to 89 days totaled $1.3 million at March 31, 2020, compared to $1.5 million at December 31, 2019. A $2.2 million provision for loan losses and $102 thousand provision for losses on off-balance sheet commitments were recorded in the first quarter of 2020 based on information available as of March 31, 2020 to take into account the impact of the COVID-19 pandemic to the best of our ability. There was no provision for loan losses and a $129 thousand provision for losses on off-balance sheet commitments in the same period last year.

•
Total deposits increased $29.4 million in the first three months of 2020 to $2,307.1 million at March 31, 2020. The increase was primarily due to normal cash fluctuations in some of our large business accounts. Non-interest bearing deposits increased $1.6 million from December 31, 2019 and represented 49% of total deposits at March 31, 2020. The cost of average deposits was 0.21% in the first quarter of 2020, an increase of 3 basis points from the same quarter a year ago.

•
All capital ratios were above regulatory requirements to be considered well-capitalized. The total risk-based capital ratio for Bancorp was 15.3% at March 31, 2020, compared to 15.1% at December 31, 2019.

•
Return on assets was 1.09% for the quarter ended March 31, 2020, compared to 1.19% for the quarter ended March 31, 2019. Return on equity was 8.54% for the quarter ended March 31, 2020, compared to 9.54% for the quarter ended March 31, 2019.

•
Because of our continued profitability, the Board of Directors declared a cash dividend of $0.23 per share on April 17, 2020. This represents the 60th consecutive quarterly dividend paid by Bank of Marin Bancorp. The dividend is payable on May 8, 2020, to shareholders of record at the close of business on May 1, 2020.

Bank of Marin's strong balance sheet is built from our core values - relationship banking, disciplined fundamentals and commitment to the communities that we serve. For the remainder of 2020 and looking forward into 2021, we believe that our robust liquidity and capital positions, high credit quality loan portfolio, excellent credit metrics and low-cost deposit base will help us navigate the pandemic and low interest rate environment.

Page-29

RESULTS OF OPERATIONS

Highlights of the financial results are presented in the following tables:

(dollars in thousands)	March 31, 2020	December 31, 2019
Selected financial condition data:
Total assets	$2,697,738	$2,707,280
Loans, net	1,824,976	1,826,609
Deposits	2,307,110	2,336,489
Borrowings and other obligations	2,910	2,920
Stockholders' equity	345,940	336,788
Asset quality ratios:
Allowance for loan losses to total loans	1.02%	0.90%
Allowance for loan losses to non-accrual loans	11.57x	73.86x
Non-accrual loans to total loans	0.09%	0.01%
Capital ratios:
Equity to total assets ratio	12.82%	12.44%
Tangible common equity to tangible assets [1]	11.69%	11.30%
Total capital (to risk-weighted assets)	15.29%	15.07%
Tier 1 capital (to risk-weighted assets)	14.35%	14.24%
Tier 1 capital (to average assets)	11.66%	11.66%
Common equity Tier 1 capital (to risk weighted assets)	14.22%	14.11%

	Three months ended
(dollars in thousands, except per share data)	March 31, 2020	March 31, 2019
Selected operating data:
Net interest income	$24,119	$23,846
Provision for loan losses	2,200	—
Non-interest income	3,120	1,771
Non-interest expense	15,469	15,528
Net income	7,228	7,479
Net income per common share:
Basic	$0.53	$0.54
Diluted	$0.53	$0.54
Performance and other financial ratios:
Return on average assets	1.09%	1.19%
Return on average equity	8.54%	9.54%
Tax-equivalent net interest margin [2]	3.88%	4.02%
Cost of deposits	0.21%	0.18%
Efficiency ratio	56.79%	60.62%
Cash dividend payout ratio on common stock [3]	43.40%	35.19%
1 Tangible common equity to tangible assets is considered to be a meaningful non-GAAP financial measure of capital adequacy and is useful for investors to assess Bancorp's ability to absorb potential losses. Tangible common equity of $311 million and $302 million at March 31, 2020 and December 31, 2019, respectively, includes common stock, retained earnings and unrealized gains (losses) on available-for sale securities, net of tax, less goodwill and intangible assets. Tangible assets exclude goodwill and intangible assets of $34.6 million and $34.8 million at March 31, 2020 and December 31, 2019, respectively.
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

	Three months ended			Three months ended
	March 31, 2020			March 31, 2019
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Interest-bearing due from banks [1]	$99,362	$332	1.32%	$22,690	$139	2.45%
Investment securities [2,3]	556,897	4,266	3.06%	619,562	4,191	2.71%
Loans [1,3,4]	1,833,180	21,066	4.55%	1,756,316	20,887	4.76%
Total interest-earning assets [1]	2,489,439	25,664	4.08%	2,398,568	25,217	4.21%
Cash and non-interest-bearing due from banks	40,844			30,947
Bank premises and equipment, net	5,939			7,512
Interest receivable and other assets, net	118,909			104,685
Total assets	$2,655,131			$2,541,712
Liabilities and Stockholders' Equity
Interest-bearing transaction accounts	$138,395	$66	0.19%	$127,733	$77	0.24%
Savings accounts	163,439	16	0.04%	180,355	18	0.04%
Money market accounts	760,616	971	0.51%	673,137	764	0.46%
Time accounts including CDARS	96,157	161	0.67%	113,389	119	0.43%
Borrowings and other obligations [1]	358	2	1.81%	7,414	47	2.55%
Subordinated debenture [1]	2,715	49	7.19%	2,647	60	9.05%
Total interest-bearing liabilities	1,161,680	1,265	0.44%	1,104,675	1,085	0.40%
Demand accounts	1,119,975			1,086,947
Interest payable and other liabilities	33,045			32,163
Stockholders' equity	340,431			317,927
Total liabilities & stockholders' equity	$2,655,131			$2,541,712
Tax-equivalent net interest income/margin [1]		$24,399	3.88%		$24,132	4.02%
Reported net interest income/margin [1]		$24,119	3.83%		$23,846	3.98%
Tax-equivalent net interest rate spread			3.64%			3.81%

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

Page-31

Analysis of Changes in Tax-Equivalent Net Interest Income

The following table presents the effects of changes in average balances (volume) or changes in average rates on tax-equivalent net interest income for the years indicated. Volume variances are equal to the increase or decrease in average balances multiplied by prior period rates. Rate variances are equal to the increase or decrease in rates multiplied by prior period average balances. Mix variances are attributable to the change in yields or rates multiplied by the change in average balances, including one more day in first quarter of 2020.

	Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019
(in thousands)	Volume	Yield/Rate	Mix	Total
Interest-bearing due from banks	$469	$(64)	$(212)	$193
Investment securities [1]	(424)	555	(56)	75
Loans [1]	914	(927)	192	179
Total interest-earning assets	959	(436)	(76)	447
Interest-bearing transaction accounts	6	(16)	(1)	(11)
Savings accounts	(2)	—	—	(2)
Money market accounts	99	85	23	207
Time accounts, including CDARS	(18)	68	(8)	42
Borrowings and other obligations	(45)	(14)	14	(45)
Subordinated debenture	2	(13)	—	(11)
Total interest-bearing liabilities	42	110	28	180
Changes in tax-equivalent net interest income	$917	$(546)	$(104)	$267
[1] Yields and interest income on tax-exempt securities and loans are presented on a taxable-equivalent basis using the federal statutory rate of 21%.

First Quarter of 2020 Compared to First Quarter of 2019

Net interest income totaled $24.1 million in the first quarter of 2020, compared to $23.8 million in the same quarter a year ago. The $273 thousand increase was reflective of higher average loan balances, accelerated accretion on a called bond and one more day of interest, partially offset by lower yields on loans and higher deposit balances and rates.

The tax-equivalent net interest margin was 3.88% in the first quarter of 2020 compared to 4.02% in the same quarter of the previous year.  The decrease from the first quarter of 2019 was primarily driven by lower interest rates impacting yields on loans and cash balances, higher cash balances and higher rates on certain deposit categories. Accelerated accretion on the called investment security contributed 7 basis points to the first quarter 2020 net interest margin.

Effective March 2020, we began providing payment relief for up to 120 days to borrowers with hardship requests and have reduced interest rate floors on mostly commercial Prime Rate based loans. We are anticipating an annual reduction of $750 thousand to $1.0 million in net interest income due to reduced interest rate floors.

Market Interest Rates

In response to the evolving risks to economic activity posed by the COVID-19 pandemic, the Federal Reserve Open Market Committee ("FOMC") made two emergency cuts totaling 150 basis points to the federal funds rate in March. This will put downward pressure on our asset yields and net interest margin with the full effect to be seen in future quarters. See ITEM 3. Quantitative and Qualitative Disclosure about Market Risk for further information.

Provision for Loan Losses

Management assesses the adequacy of the allowance for loan losses quarterly based on several factors including growth of the loan portfolio, analysis of probable losses in the portfolio, historical loss experience and the current economic climate, including the economic uncertainties of the COVID-19 pandemic. While loss recoveries and provisions for loan losses charged to expense increase the allowance, actual losses on loans reduce the allowance.

Page-32

Impaired loan balances totaled $12.7 million at March 31, 2020 and $11.5 million at December 31, 2019, with specific valuation allowances of $446 thousand and $397 thousand for the same respective dates. Loans graded special mention totaled $75.7 million at March 31, 2020 and $73.4 million at December 31, 2019. Classified assets (loans with substandard or doubtful risk grades) increased to $12.1 million at March 31, 2020, from $9.9 million at December 31, 2019. The $2.1 million increase was primarily due to the downgrade of one non-owner occupied commercial real estate loan and one loan secured by a triplex property (both with low loan-to-value ratios), and three home equity loans. There were no loans with doubtful risk grades at March 31, 2020 or December 31, 2019.

In accordance with the accounting relief provisions of the CARES Act, the Bank has postponed the adoption of the current expected credit losses (“CECL”) accounting standard to focus on our customers' needs during the COVID-19 pandemic and due to the lack of clarity around the extent and duration of the COVID-19 pandemic, which hindered development of reasonable and supportable forecasts. Under the existing incurred loss model we adjusted certain qualitative factors, taking into account the economic uncertainty of the pandemic, and recorded a $2.2 million loan loss provision in the first quarter of 2020, compared to no provision for loan losses in the comparable quarter in 2019. Net recoveries in the first quarter of 2020 totaled $7 thousand, compared to charge offs of $4 thousand in the same quarter a year ago.

The ratio of loan loss reserves to total loans was 1.02% at March 31, 2020 and 0.90% at December 31, 2019. Non-accrual loans totaled $1.6 million, or 0.09% of total loans, at March 31, 2020, compared to $226 thousand, or 0.01%, at December 31, 2019.

For more information, refer to Note 5 to the Consolidated Financial Statements in this Form 10-Q.

Non-interest Income

The following table details the components of non-interest income.

	Three months ended		Amount	Percent
(dollars in thousands)	March 31, 2020	March 31, 2019	Increase (Decrease)	Increase (Decrease)
Service charges on deposit accounts	$451	$479	$(28)	(5.8)%
Wealth Management and Trust Services	504	438	66	15.1%
Debit card interchange fees, net	360	380	(20)	(5.3)%
Merchant interchange fees, net	73	87	(14)	(16.1)%
Earnings on (cost of) bank-owned life insurance	275	(60)	335	(558.3)%
Dividends on FHLB stock	208	196	12	6.1%
Gains (losses) on sale of investment securities, net	800	(6)	806	(13,433.3)%
Other income	449	257	192	74.7%
Total non-interest income	$3,120	$1,771	$1,349	76.2%

First Quarter of 2020 Compared to First Quarter of 2019

Non-interest income increased by $1.3 million in the first quarter of 2020 to $3.1 million, compared to $1.8 million in the same quarter a year ago. The increase was primarily due to $800 thousand in gains on the sale of short-duration agency residential mortgage-backed investment securities subject to increasing prepayment speeds. The increase in earnings from bank-owned life insurance ("BOLI") was related to $283 thousand in non-refundable costs for underwriting two BOLI policies purchased in the first quarter of 2019 and annual dividends we received from those two policies in the first quarter of 2020. The increase in wealth management and trust service income was largely due to final fees received from various trust administrations in the first quarter of 2020. The increase in other income was comprised of several small dollar items in the first quarter of 2020.

Effective March 2020, we began waiving ATM and overdraft fees and canceling early withdrawal penalties for time certificate of deposits when allowed by law. We expect these waivers to have a minimal effect on non-interest income.

Page-33

Non-interest Expense

The following table details the components of non-interest expense.

	Three months ended		Amount	Percent
(dollars in thousands)	March 31, 2020	March 31, 2019	Increase (Decrease)	Increase (Decrease)
Salaries and related benefits	$9,477	$9,146	$331	3.6%
Occupancy and equipment	1,663	1,531	132	8.6%
Depreciation and amortization	526	556	(30)	(5.4)%
Federal Deposit Insurance Corporation insurance	2	179	(177)	(98.9)%
Data processing	786	1,015	(229)	(22.6)%
Professional services	544	586	(42)	(7.2)%
Directors' expense	174	179	(5)	(2.8)%
Information technology	250	259	(9)	(3.5)%
Amortization of core deposit intangible	213	222	(9)	(4.1)%
Provision for losses on off-balance sheet commitments	102	129	(27)	(20.9)%
Other non-interest expense
Advertising	251	211	40	19.0%
Other expense	1,481	1,515	(34)	(2.2)%
Total other non-interest expense	1,732	1,726	6	0.3%
Total non-interest expense	$15,469	$15,528	$(59)	(0.4)%

First Quarter of 2020 Compared to First Quarter of 2019

Non-interest expense decreased by $59 thousand to $15.5 million, compared to the same period a year ago. The decrease was primarily due to costs associated with the conversion to a new digital banking platform in 2019 and the lack of Federal Deposit Insurance Corporation ("FDIC") deposit insurance expense in the first quarter of 2020 as the FDIC Deposit Insurance Fund reserve exceeded its billing threshold. Additionally, accelerated stock-based compensation expense for retirement eligible employees was lower in the first quarter of 2020, as compared to the same quarter in 2019. Decreases in non-interest expense were partially offset by higher salaries and benefits related to annual merit increases, one additional full-time equivalent staff and an increase in occupancy and equipment expense (primarily due to common area maintenance adjustments, lease term modifications for our existing headquarters office, and a new lease agreement for one of our retail branches).

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

The provision for income taxes for the first quarter of 2020 totaled $2.3 million at an effective tax rate of 24.5%, compared to $2.6 million at an effective tax rate of 25.9% in the same quarter last year. The decrease in the provision reflected the lower level of pre-tax income and higher tax exempt earnings on BOLI. The decrease in the effective tax rate reflected a higher level of discrete tax benefits in 2020 from the exercise of non-qualified stock options and disqualifying dispositions of incentive stock options compared to 2019, partially offset by a decrease in tax benefits associated with the vesting of restricted stock.

We file a consolidated return in the U.S. Federal tax jurisdiction and a combined return in the State of California tax jurisdiction. There were no ongoing federal or state income tax examinations at the issuance of this report. At March 31, 2020, neither the Bank nor Bancorp had accruals for interest nor penalties related to unrecognized tax benefits.

Page-34

FINANCIAL CONDITION SUMMARY

At March 31, 2020, assets totaled $2,697.7 million, a decrease of $9.5 million, from December 31, 2019, mainly due to a decrease in cash primarily as a result of a $29.4 million decrease in total deposits, offset by a $10.3 million increase in investments primarily as a result of the increase in fair value in available-for-sale securities and $11.2 million increase in operating lease right-of-use assets, reflecting modified lease terms for our existing headquarters office and a new lease agreement for one of our retail branches.

Investment Securities

The investment securities portfolio totaled $580.0 million at March 31, 2020, an increase of $10.3 million from December 31, 2019. The increase reflects purchases of $54.9 million in 2020, a majority of which are high credit quality longer duration obligations of state and political subdivisions, and increase in the fair value of available-for-sale securities in 2020, partially offset by calls, paydowns, maturities and sales totaling $53.8 million. During the first quarter 2020, we sold $26.6 million short duration agency residential mortgage-backed securities subject to increasing prepayment speeds, which resulted in a gain of $800 thousand.

The following table summarizes our investment in obligations of state and political subdivisions at March 31, 2020 and December 31, 2019.

	March 31, 2020			December 31, 2019
(dollars in thousands)	Amortized Cost	Fair Value	% of Total State and Political Subdivisions	Amortized Cost	Fair Value	% of Total State and Political Subdivisions
Within California:
General obligation bonds	$4,591	$4,814	4.4%	$4,597	$4,813	6.6%
Revenue bonds	2,882	2,947	2.8	2,928	2,977	4.2
Tax allocation bonds	3,365	3,450	3.3	3,376	3,456	4.9
Total within California	10,838	11,211	10.5	10,901	11,246	15.7
Outside California:
General obligation bonds	61,640	63,103	59.9	45,974	46,976	66.1
Revenue bonds	30,463	31,063	29.6	12,680	12,648	18.2
Total outside California	92,103	94,166	89.5	58,654	59,624	84.3
Total obligations of state and political subdivisions	$102,941	$105,377	100.0%	$69,555	$70,870	100.0%

The portion of the portfolio outside the state of California is distributed among fourteen states. Of the total investment in obligations of state and political subdivisions, the largest concentrations outside of California are in Texas (53.4%), Maryland (6.6%), and Florida (5.3%). During March 2020, we strategically increased our credit exposure to obligations issued by high credit quality municipal issuers in Texas that are either guaranteed by the AAA-rated Texas Permanent School Fund ("PSF") or backed by revenue sources from essential services (such as utilities and transportation). We have $7.5 million in obligations of Texas school district issuers having high concentrations in oil and gas industry taxpayers and all of them have credit guarantees from PSF. We have little or no exposure to municipal sectors such as higher education or health care that are most vulnerable to credit risks posed by the COVID-19 pandemic.

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

Page-35

Loans

Loans increased by $574 thousand and totaled $1,843.9 million at March 31, 2020. New loan originations totaled $29.8 million in the first three months of 2020. Loan payoffs totaled $51.7 million in the first three months and consisted largely of loans whereby underlying assets were sold, including construction loans, and planned payoffs expected to refinance elsewhere as part of risk concentration management. Commitment line utilization contributed to the overall increase in loans in the first quarter.

Liabilities

During the first three months of 2020, total liabilities decreased by $18.7 million to $2,351.8 million. Deposits decreased $29.4 million in the first three months of 2020, mainly due to the cash cycles of some of our large commercial depositors. Non-interest bearing deposits decreased $1.6 million in the first three months of 2020 to $1,130.5 million, and represented 49.0% of total deposits at March 31, 2020, compared to 48.3% at December 31, 2019. Liabilities as of March 31, 2020 included operating lease liabilities totaling $23.7 million, which increased $11.1 million in the first quarter of 2020 due to the extension of lease terms for our existing headquarters office and a new lease agreement for one of our retail branches.

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

Management reviews capital ratios on a regular basis to ensure that capital exceeds the prescribed regulatory minimums and is adequate to meet our anticipated future needs.  For all periods presented, the Bank’s ratios exceed the regulatory definition of “well capitalized” under the regulatory framework for prompt corrective action and Bancorp’s ratios exceed the required minimum ratios to be considered a well-capitalized bank holding company. In addition, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action as of March 31, 2020. There are no conditions or events since that notification that Management believes have changed the Bank’s categories and we expect the Bank to remain well capitalized for prompt corrective action purposes.

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

Page-36

The Bancorp’s and Bank’s capital adequacy ratios as of March 31, 2020 and December 31, 2019 are presented in the following tables. Bancorp's Tier 1 capital includes the subordinated debenture, which are not included at the Bank level.

Capital Ratios for Bancorp (dollars in thousands)	Actual Ratio		Adequately Capitalized Threshold[1]			Ratio to be a Well Capitalized Bank Holding Company
March 31, 2020	Amount	Ratio	Amount		Ratio	Amount		Ratio
Total Capital (to risk-weighted assets)	$324,520	15.29%	≥ $	222,784	≥ 10.50%	≥ $	212,175	≥ 10.00%
Tier 1 Capital (to risk-weighted assets)	$304,448	14.35%	≥ $	180,349	≥ 8.50%	≥ $	169,740	≥ 8.00%
Tier 1 Capital (to average assets)	$304,448	11.66%	≥ $	104,422	≥ 4.00%	≥ $	130,528	≥ 5.00%
Common Equity Tier 1 (to risk-weighted assets)	$301,723	14.22%	≥ $	148,523	≥ 7.00%	≥ $	137,914	≥ 6.50%
December 31, 2019
Total Capital (to risk-weighted assets)	$319,317	15.07%	≥ $	222,430	≥ 10.50%	≥ $	211,838	≥ 10.00%
Tier 1 Capital (to risk-weighted assets)	$301,553	14.24%	≥ $	180,063	≥ 8.50%	≥ $	169,471	≥ 8.00%
Tier 1 Capital (to average assets)	$301,553	11.66%	≥ $	103,489	≥ 4.00%	≥ $	129,361	≥ 5.00%
Common Equity Tier 1 (to risk-weighted assets)	$298,845	14.11%	≥ $	148,287	≥ 7.00%	≥ $	137,695	≥ 6.50%
1 The adequately capitalized threshold includes the capital conservation buffer that was effective in 2018 and fully phased-in on January 1, 2019.

Capital Ratios for the Bank (dollars in thousands)	Actual Ratio		Adequately Capitalized Threshold[1]			Ratio to be Well Capitalized under Prompt Corrective Action Provisions
March 31, 2020	Amount	Ratio	Amount		Ratio	Amount		Ratio
Total Capital (to risk-weighted assets)	$305,573	14.40%	≥ $	222,780	≥ 10.50%	≥ $	212,172	≥ 10.00%
Tier 1 Capital (to risk-weighted assets)	$285,501	13.46%	≥ $	180,346	≥ 8.50%	≥ $	169,737	≥ 8.00%
Tier 1 Capital (to average assets)	$285,501	10.94%	≥ $	104,421	≥ 4.00%	≥ $	130,527	≥ 5.00%
Common Equity Tier 1 (to risk-weighted assets)	$285,501	13.46%	≥ $	148,520	≥ 7.00%	≥ $	137,912	≥ 6.50%
December 31, 2019
Total Capital (to risk-weighted assets)	$309,875	14.63%	≥ $	222,437	≥ 10.50%	≥ $	211,844	≥ 10.00%
Tier 1 Capital (to risk-weighted assets)	$292,111	13.79%	≥ $	180,068	≥ 8.50%	≥ $	169,476	≥ 8.00%
Tier 1 Capital (to average assets)	$292,111	11.29%	≥ $	103,488	≥ 4.00%	≥ $	129,360	≥ 5.00%
Common Equity Tier 1 (to risk-weighted assets)	$292,111	13.79%	≥ $	148,291	≥ 7.00%	≥ $	137,699	≥ 6.50%
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

The most significant factor in our daily liquidity position has been the level of customer deposits. The attraction and retention of new deposits depends upon the variety and effectiveness of our customer account products, service and convenience, and rates paid to customers, as well as our financial strength. The cash cycles of some of our large

Page-37

commercial depositors may cause short-term fluctuations in their deposit balances held with us. In addition, in March 2020, we began providing loan payment relief by allowing certain borrowers with hardship requests to defer payments for up to 120 days. We are also participating in the SBA's PPP as noted above in the Executive Summary section. The Bank has substantial contingent and on-balance-sheet liquidity to support these programs, including unencumbered available-for-sale securities and cash totaling $517.9 million at March 31, 2020.

Our cash and cash equivalents decreased $27.1 million from December 31, 2019, primarily due to a decrease in deposits of $29.4 million. Other significant uses of liquidity during the first three months of 2020 included $54.9 million in investment securities purchases, $3.3 million in common stock repurchases and $3.1 million in cash dividends paid on common stock to our shareholders. Significant sources of liquidity during the first three months of 2020 included $54.6 million in paydowns, maturities and sales of investment securities and $9.5 million net cash provided by operating activities. Refer to the Consolidated Statement of Cash Flows in this Form 10-Q for additional information on our sources and uses of liquidity. Management anticipates that our current strong liquidity position and core deposit base will provide adequate liquidity to fund our operations.

Undrawn credit commitments, as discussed in Note 8 to the Consolidated Financial Statements in this Form 10-Q, totaled $488.9 million at March 31, 2020. These commitments, to the extent used, are expected to be funded primarily through the repayment of existing loans, deposit growth and liquid assets. Over the next twelve months, $66.2 million of time deposits will mature. In addition, we waived the early withdrawal penalties for certificate of deposits as part of the CARES Act which may cause more depositors to withdraw time deposits during the uncertain economic environment. We expect new deposits, some from the PPP, to replace these funds. Our emphasis on local deposits combined with our equity position is expected to provide a strong funding base.

Since Bancorp is a holding company and does not conduct regular banking operations, its primary sources of liquidity are dividends from the Bank. Under the California Financial Code, payment of a dividend from the Bank to Bancorp without advance regulatory approval is restricted to the lesser of the Bank’s retained earnings or the amount of the Bank’s net profits from the previous three fiscal years less the amount of dividends paid during that period. The primary uses of funds for Bancorp are shareholder dividends and ordinary operating expenses.  Bancorp held $18.9 million of cash at March 31, 2020. The cash level at Bancorp is deemed sufficient to cover Bancorp's operational needs and cash dividends to shareholders through mid-2021. Management anticipates that the Bank will continue to have sufficient earnings to provide dividends to Bancorp to meet its funding requirements going forward.

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

ALCO and the Board of Directors review our exposure to interest rate risk at least quarterly. We use simulation models to measure interest rate risk and to evaluate strategies to improve profitability. A simplified static statement of condition is prepared on a quarterly basis as a starting point, using instrument level data of our actual loans, investments, borrowings and deposits as inputs. If potential changes to net equity value and net interest income resulting from hypothetical interest rate changes are not within the limits established by the Board of Directors, Management may adjust the asset and liability mix to bring the risk position within approved limits or take other actions. At March 31, 2020, interest rate risk was within policy guidelines established by ALCO and the Board. One set of interest rates modeled and evaluated against flat interest rates is a series of immediate parallel shifts in the yield curve. These are provided in the following table as an example rather than an expectation of likely interest rate movements.

Page-38

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

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2020, there were no significant changes that materially affected, or are reasonably likely to affect, our internal control over financial reporting. The term internal control over financial reporting, as defined by Rule 15d-15(f) of the Act, is a process designed by, or under the supervision of, the issuer's principal executive and principal financial officers, or persons performing similar functions, and effected by the issuer's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Page-39

PART II       OTHER INFORMATION

ITEM 1         Legal Proceedings

Refer to Note 12 to the Consolidated Financial Statements in Item 8 of our 2019 Form 10-K and Note 8 to the Consolidated Financial Statements in this Form 10-Q.

ITEM 1A      Risk Factors

The following risk factors are in addition to the risks described in the Company’s Form 10-K under Item 1A, “Risk Factors” for its year ended December 31, 2019 and in its subsequent periodic reports filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended. The effects of the events and circumstances described in the following risk factors may have heightened several of the risks contained in our Form 10-K.
Our Business, Results of Operations, and Financial Condition Have Been, and Will Likely Continue to be, Adversely Affected by the Ongoing COVID-19 Pandemic
On March 11, 2020, the World Health Organization declared COVID-19 a pandemic, which has spread globally including in the United States. On March 13, 2020, the President of the United States declared the COVID-19 pandemic a national emergency. The pandemic has caused significant economic disruption and most states and local governments have ordered non-essential businesses to close and residents to shelter in place in their homes. The extent to which the pandemic impacts our business, results of operations and financial condition will depend on future developments, which are highly uncertain and are difficult to predict, including, but not limited to, the duration and spread of the outbreak, its severity, actions to contain the virus, and how quickly and to what extent normal economic and operating conditions can resume, particularly in California. As a result, we are subject to the following risks, which could have a material effect on our business, financial condition, results of operations, capital position and liquidity:

•
The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains, lowered equity market valuations, created significant volatility and disruption in financial markets, and increased unemployment levels. This may lead to an increase in loan delinquencies, problem assets and foreclosures, which may increase loan losses, particularly if businesses remain closed, the impact on the global economy worsens, or more customers draw on their lines of credit or seek additional loans to help finance their businesses.

•	Collateral securing our loans may decline in value, which could increase credit losses in our loan portfolio and necessitate increases in the allowance for loan losses.

•	Demand for our products and services may decline, and deposit balances may decrease making it difficult to grow assets and income.

•	The decline in the target federal funds rate could decrease yields on our assets that exceed the decline in our cost of interest-bearing liabilities, which may reduce our net interest margin.

•
The adoption of the CECL standard, which is highly dependent on unemployment rate forecasts over the life of our loans, could significantly increase the allowance for credit losses and decrease net income.

•	The continued market turmoil could reduce our wealth management and trust services revenue.

•
Our business operations may be disrupted if significant portions of our workforce are unable to work effectively because of illness, quarantines, government actions, and other restrictions in connection with the pandemic.

Recent government actions to provide substantial financial support to businesses (e.g., Paycheck Protection Program) could partially mitigate the financial impact to us and our borrowers. However, the success of these measures is unknown and they may not be sufficient to mitigate fully the negative impact of the ongoing pandemic.
Our Traditional Service Delivery Channels may be Impacted by the COVID-19 Pandemic
In light of the external COVID-19 threat, the Board of Directors and senior management are continuously monitoring the situation, providing frequent communications, and making adjustments and accommodations for both external clients and our employees. All branches remain open to serve our customers and local communities, with modified hours and strict social distancing protocols in place as well as a maximum of two customers allowed in a branch at one time. Our customers have been encouraged to utilize alternative banking options including ATM, digital and telephone banking. Further, many employees are working remotely, and travel as well as face-to-face meeting restrictions are in effect. In addition, given the increasing risk of cybersecurity incidents during the pandemic, we have enhanced our cybersecurity protocols. If the pandemic worsens, resurges or lasts for an extended period of time, to protect the health of the Bank’s workforce and our customers, we may need to enact further precautionary measures

Page-40

to help minimize the risks to our employees and customers, thus potentially altering our service delivery channels and operations over a prolonged period. These changes to our traditional service delivery channels may negatively impact our customers' experience of banking with us, and therefore negatively impact our financial condition and results of operations.
ITEM 2       Unregistered Sales of Equity Securities and Use of Proceeds

On April 23, 2018, Bancorp announced that its Board of Directors approved a Share Repurchase Program under which Bancorp may repurchase up to $25.0 million of its outstanding common stock through May 1, 2019, which the Board subsequently extended to February 28, 2020. On January 24, 2020, Bancorp Board of Directors approved a new Share Repurchase Program under which Bancorp may repurchase up to $25.0 million of its outstanding common stock through February 28, 2022. The new share repurchase program began in March 2020 and was suspended indefinitely by the Board of Directors on March 20, 2020 to focus our resources on responding to customer needs during the COVID-19 pandemic. For additional information, refer to Note 7 to the Consolidated Financial Statements in this Form 10-Q.

During the quarter, Bancorp repurchased 92,664 shares totaling $3.2 million. Bancorp's $25.0 million share repurchase program originally announced by the Board April 23, 2018 and subsequently extended to February 28, 2020 expired with cumulative purchases of 561,355 shares totaling $23.5 million. Bancorp repurchased 34,138 shares during the final two months of the program at an average price of $43.30 for a total cost of $1.5 million. Repurchases under the new program were 58,526 shares at an average price of $30.00 totaling $1.8 million. The program may be reinstated when the Board deems appropriate.

The following table reflects repurchases under the Share Repurchase Program for the periods presented.

(in thousands, except per share data)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value That May yet Be Purchased Under the Program
Period
January 1-31, 2020	13,283	$44.42	13,283	$2,376
February 1-29, 2020	20,855	42.17	20,855	1,495
March 1-31, 2020	58,526	30.00	58,526	23,241
Total	92,664	38.86	92,664

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

Page-42

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bank of Marin Bancorp
(registrant)

May 8, 2020	/s/ Russell A. Colombo
Date	Russell A. Colombo
President &
Chief Executive Officer
(Principal Executive Officer)

May 8, 2020	/s/ Tani Girton
Date	Tani Girton
Executive Vice President &
Chief Financial Officer
(Principal Financial Officer)

May 8, 2020	/s/ David A. Merck
Date	David A. Merck
Vice President &
Financial Reporting Manager
(Principal Accounting Officer)

Page-43