Form 10-Q
period 2020-06-30
Bank of Marin Bancorp
filed 2020-08-10
CIK 1403475

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020
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
Yes   ☐    No  ☒

As of July 31, 2020, there were 13,595,694 shares of common stock outstanding.

Page-2

PART I       FINANCIAL INFORMATION

ITEM 1.  Financial Statements

BANK OF MARIN BANCORP CONSOLIDATED STATEMENTS OF CONDITION June 30, 2020 and December 31, 2019

(in thousands, except share data; unaudited)	June 30, 2020	December 31, 2019
Assets
Cash, cash equivalents and restricted cash	$397,699	$183,388
Investment securities
Held-to-maturity, at amortized cost	125,781	137,413
Available-for-sale, at fair value	429,775	432,260
Total investment securities	555,556	569,673
Loans, net of allowance for loan losses of $20,868 and $16,677 at June 30, 2020 and December 31, 2019, respectively	2,089,333	1,826,609
Bank premises and equipment, net	5,278	6,070
Goodwill	30,140	30,140
Core deposit intangible	4,258	4,684
Operating lease right-of-use assets	23,090	11,002
Interest receivable and other assets	76,186	75,714
Total assets	$3,181,540	$2,707,280

Liabilities and Stockholders' Equity
Liabilities
Deposits
Non-interest bearing	$1,442,849	$1,128,823
Interest bearing
Transaction accounts	146,811	142,329
Savings accounts	190,561	162,817
Money market accounts	904,163	804,710
Time accounts	95,482	97,810
Total deposits	2,779,866	2,336,489
Borrowings and other obligations	140	212
Subordinated debenture	2,743	2,708
Operating lease liabilities	24,574	12,615
Interest payable and other liabilities	21,977	18,468
Total liabilities	2,829,300	2,370,492

Stockholders' Equity
Preferred stock, no par value, Authorized - 5,000,000 shares, none issued	—	—
Common stock, no par value, Authorized - 30,000,000 shares; Issued and outstanding - 13,591,835 and 13,577,008 at June 30, 2020 and December 31, 2019, respectively	128,633	129,058
Retained earnings	211,613	203,227
Accumulated other comprehensive income, net of taxes	11,994	4,503
Total stockholders' equity	352,240	336,788
Total liabilities and stockholders' equity	$3,181,540	$2,707,280

The accompanying notes are an integral part of these consolidated financial statements (unaudited).
Page-3

BANK OF MARIN BANCORP CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three months ended		Six months ended
(in thousands, except per share amounts; unaudited)	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Interest income
Interest and fees on loans	$21,217	$20,988	$42,104	$41,683
Interest on investment securities	3,741	3,763	7,906	7,860
Interest on federal funds sold and due from banks	39	190	371	329
Total interest income	24,997	24,941	50,381	49,872
Interest expense
Interest on interest-bearing transaction accounts	39	91	105	168
Interest on savings accounts	17	17	33	35
Interest on money market accounts	383	787	1,354	1,551
Interest on time accounts	142	175	303	294
Interest on borrowings and other obligations	1	24	3	71
Interest on subordinated debenture	40	58	89	118
Total interest expense	622	1,152	1,887	2,237
Net interest income	24,375	23,789	48,494	47,635
Provision for loan losses	2,000	—	4,200	—
Net interest income after provision for loan losses	22,375	23,789	44,294	47,635
Non-interest income
Service charges on deposit accounts	293	485	744	964
Wealth Management and Trust Services	421	473	925	911
Debit card interchange fees, net	308	414	668	794
Merchant interchange fees, net	47	87	120	174
Earnings on bank-owned life insurance	234	235	509	175
Dividends on Federal Home Loan Bank stock	146	193	354	389
Gains on sale of investment securities, net	115	61	915	55
Other income	249	326	698	583
Total non-interest income	1,813	2,274	4,933	4,045
Non-interest expense
Salaries and related benefits	7,864	8,868	17,341	18,014
Occupancy and equipment	1,661	1,578	3,324	3,109
Depreciation and amortization	526	572	1,052	1,128
Federal Deposit Insurance Corporation insurance	116	174	118	353
Data processing	829	1,004	1,615	2,019
Professional services	550	535	1,094	1,121
Directors' expense	175	187	349	366
Information technology	252	284	502	543
Amortization of core deposit intangible	213	221	426	443
Provision for losses on off-balance sheet commitments	260	—	362	129
Other expense	1,695	1,493	3,427	3,219
Total non-interest expense	14,141	14,916	29,610	30,444
Income before provision for income taxes	10,047	11,147	19,617	21,236
Provision for income taxes	2,641	2,912	4,983	5,522
Net income	$7,406	$8,235	$14,634	$15,714
Net income per common share:
Basic	$0.55	$0.60	$1.08	$1.15
Diluted	$0.55	$0.60	$1.07	$1.13
Weighted average shares:
Basic	13,514	13,655	13,519	13,696
Diluted	13,585	13,818	13,621	13,871
Comprehensive income:
Net income	$7,406	$8,235	$14,634	$15,714
Other comprehensive income
Change in net unrealized gains or losses on available-for-sale securities	1,494	8,982	11,306	12,921
Reclassification adjustment for gains on available-for-sale securities in net income	(115)	(61)	(915)	(55)
Amortization of net unrealized losses on securities transferred from available-for-sale to held-to-maturity	135	104	245	205
Other comprehensive income, before tax	1,514	9,025	10,636	13,071
Deferred tax expense	448	2,671	3,145	3,869
Other comprehensive income, net of tax	1,066	6,354	7,491	9,202
Total comprehensive income	$8,472	$14,589	$22,125	$24,916

The accompanying notes are an integral part of these consolidated financial statements (unaudited).
Page-4

BANK OF MARIN BANCORP CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the three months ended June 30, 2020 and 2019

(in thousands, except share data; unaudited)	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Taxes	Total
	Shares	Amount
	Three months ended June 30, 2020
Balance at April 1, 2020	13,565,969	$127,684	$207,328	$10,928	$345,940
Net income	—	—	7,406	—	7,406
Other comprehensive income	—	—	—	1,066	1,066
Stock options exercised, net of shares surrendered for cashless exercises and tax withholdings	14,760	453	—	—	453
Stock issued under employee stock purchase plan	537	17	—	—	17
Stock issued under employee stock ownership plan	11,500	324	—	—	324
Restricted stock forfeited / cancelled	(931)	—	—	—	—
Stock-based compensation - stock options	—	42	—	—	42
Stock-based compensation - restricted stock	—	113	—	—	113
Cash dividends paid on common stock ($0.23 per share)	—	—	(3,121)	—	(3,121)
Balance at June 30, 2020	13,591,835	$128,633	$211,613	$11,994	$352,240
	Three months ended June 30, 2019
Balance at April 1, 2019	13,786,808	$137,125	$184,793	$(1,254)	$320,664
Net income	—	—	8,235	—	8,235
Other comprehensive income	—	—	—	6,354	6,354
Stock options exercised, net of shares surrendered for cashless exercises and tax withholdings	9,333	211	—	—	211
Stock issued under employee stock purchase plan	374	15	—	—	15
Stock issued under employee stock ownership plan	7,600	312	—	—	312
Restricted stock surrendered for tax withholdings upon vesting	(420)	(18)	—	—	(18)
Restricted stock forfeited / cancelled	(9,932)	—	—	—	—
Stock-based compensation - stock options	—	55	—	—	55
Stock-based compensation - restricted stock	—	95	—	—	95
Cash dividends paid on common stock ($0.19 per share)	—	—	(2,612)	—	(2,612)
Stock repurchased, net of commissions	(134,620)	(5,644)	—	—	(5,644)
Balance at June 30, 2019	13,659,143	$132,151	$190,416	$5,100	$327,667

The accompanying notes are an integral part of these consolidated financial statements (unaudited).

BANK OF MARIN BANCORP CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the six months ended June 30, 2020 and 2019

(in thousands, except share data; unaudited)	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Taxes	Total
	Shares	Amount
	Six months ended June 30, 2020
Balance at January 1, 2020	13,577,008	$129,058	$203,227	$4,503	$336,788
Net income	—	—	14,634	—	14,634
Other comprehensive income	—	—	—	7,491	7,491
Stock options exercised, net of shares surrendered for cashless exercises and tax withholdings	63,815	1,277	—	—	1,277
Stock issued under employee stock purchase plan	1,084	33	—	—	33
Stock issued under employee stock ownership plan	19,400	648	—	—	648
Restricted stock granted	29,100	—	—	—	—
Restricted stock surrendered for tax withholdings upon vesting	(2,200)	(73)	—	—	(73)
Restricted stock forfeited / cancelled	(6,718)	—	—	—	—
Stock-based compensation - stock options	—	211	—	—	211
Stock-based compensation - restricted stock	—	574	—	—	574
Cash dividends paid on common stock ($0.46 per share)	—	—	(6,248)	—	(6,248)
Stock purchased by directors under director stock plan	400	18	—	—	18
Stock issued in payment of director fees	2,610	117	—	—	117
Stock repurchased, net of commissions	(92,664)	(3,230)	—	—	(3,230)
Balance at June 30, 2020	13,591,835	$128,633	$211,613	$11,994	$352,240
	Six months ended June 30, 2019
Balance at January 1, 2019	13,844,353	$140,565	$179,944	$(4,102)	$316,407
Net income	—	—	15,714	—	15,714
Other comprehensive income	—	—	—	9,202	9,202
Stock options exercised, net of shares surrendered for cashless exercises and tax withholdings	37,475	470	—	—	470
Stock issued under employee stock purchase plan	751	29	—	—	29
Stock issued under employee stock ownership plan	15,600	625	—	—	625
Restricted stock granted	29,110	—	—	—	—
Restricted stock surrendered for tax withholdings upon vesting	(5,240)	(220)	—	—	(220)
Restricted stock forfeited / cancelled	(17,325)	—	—	—	—
Stock-based compensation - stock options	—	340	—	—	340
Stock-based compensation - restricted stock	—	664	—	—	664
Cash dividends paid on common stock ($0.38 per share)	—	—	(5,242)	—	(5,242)
Stock purchased by directors under director stock plan	199	8	—	—	8
Stock issued in payment of director fees	2,744	114	—	—	114
Stock repurchased, net of commissions	(248,524)	(10,444)	—	—	(10,444)
Balance at June 30, 2019	13,659,143	$132,151	$190,416	$5,100	$327,667

The accompanying notes are an integral part of these consolidated financial statements (unaudited).
Page-5

BANK OF MARIN BANCORP CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended June 30, 2020 and 2019

(in thousands; unaudited)	June 30, 2020	June 30, 2019
Cash Flows from Operating Activities:
Net income	$14,634	$15,714
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	4,200	—
Provision for losses on off-balance sheet commitments	362	129
Noncash contribution expense to employee stock ownership plan	648	625
Noncash director compensation expense	150	151
Stock-based compensation expense	785	1,004
Amortization of core deposit intangible	426	443
Amortization of investment security premiums (discounts), net	344	924
Amortization of acquired loan (discounts) premiums, net	(55)	(154)
Accretion of discount on subordinated debenture	35	34
Net change in deferred loan origination costs/fees	7,829	(146)
Gain on sale of investment securities	(915)	(55)
Depreciation and amortization	1,052	1,128
Earnings on bank-owned life insurance policies	(509)	(175)
Net change in operating assets and liabilities:
Interest receivable and other assets	(2,174)	(583)
Interest payable and other liabilities	2,816	(2,131)
Total adjustments	14,994	1,194
Net cash provided by operating activities	29,628	16,908
Cash Flows from Investing Activities:
Purchase of available-for-sale securities	(56,912)	(11,282)
Proceeds from sale of available-for-sale securities	33,756	66,081
Proceeds from paydowns/maturities of held-to-maturity securities	11,530	8,157
Proceeds from paydowns/maturities of available-for-sale securities	36,951	41,905
Loans originated and principal collected, net	(273,169)	234
Purchase of bank-owned life insurance policies	(941)	(1,892)
Purchase of premises and equipment	(242)	(244)
Cash paid for low income housing tax credit investment	(1,251)	(38)
Net cash (used in) provided by investing activities	(250,278)	102,921
Cash Flows from Financing Activities:
Net increase (decrease) in deposits	443,377	(72,800)
Proceeds from stock options exercised	1,277	470
Payment of tax withholdings for stock options exercised and vesting of restricted stock	(73)	(220)
Proceeds from stock issued under employee and director stock purchase plans	51	37
Stock repurchased, net of commissions	(3,333)	(10,455)
Repayment of Federal Home Loan Bank borrowings	—	(7,000)
Repayment of finance lease obligations	(90)	(83)
Cash dividends paid on common stock	(6,248)	(5,242)
Net cash provided by (used in) financing activities	434,961	(95,293)
Net increase in cash, cash equivalents and restricted cash	214,311	24,536
Cash, cash equivalents and restricted cash at beginning of period	183,388	34,221
Cash, cash equivalents and restricted cash at end of period	$397,699	$58,757
Supplemental disclosure of cash flow information:
Cash paid in interest	$1,871	$2,191
Cash paid in income taxes	$—	$6,925
Supplemental disclosure of noncash investing and financing activities:
Change in net unrealized gain or loss on available-for-sale securities	$11,306	$12,921
Amortization of net unrealized loss on available-for-sale securities transferred to held-to-maturity	$245	$205
Stock issued to employee stock ownership plan	$648	$625
Stock issued in payment of director fees	$117	$114
Repurchase of stock not yet settled	$—	$132
Restricted cash[1]	$—	$9,709
1 Restricted cash includes reserve requirements held with the Federal Reserve Bank of San Francisco. In response to the COVID-19 pandemic, the Federal Reserve reduced the reserve requirement ratios to zero percent effective March 26, 2020.

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

	Three months ended		Six months ended
(in thousands, except per share data)	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Weighted average basic shares outstanding	13,514	13,655	13,519	13,696
Potentially dilutive common shares related to:
Stock options	54	142	80	149
Unvested restricted stock awards	17	21	22	26
Weighted average diluted shares outstanding	13,585	13,818	13,621	13,871
Net income	$7,406	$8,235	$14,634	$15,714
Basic EPS	$0.55	$0.60	$1.08	$1.15
Diluted EPS	$0.55	$0.60	$1.07	$1.13
Weighted average anti-dilutive shares not included in the calculation of diluted EPS	207	44	109	30

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

Under ASU 2016-13, available-for-sale debt securities are evaluated for impairment if fair value is less than amortized cost. Estimated credit losses are recorded through a credit loss expense and an allowance, rather than a write-down of the investment. Changes in fair value that are not credit-related will continue to be recorded in other comprehensive income. The ASU also expands the disclosure requirements regarding assumptions, models, and methods for estimating the allowance for credit losses. In addition, entities will need to disclose the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by the year of origination. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. However, in accordance with the accounting relief provisions of the Coronavirus Aid, Relief and Economic Security ("CARES") Act passed in March 2020, we postponed the adoption of the CECL standard. Implementation may be delayed until the end of the national emergency or December 31, 2020, whichever occurs first. Had we adopted the CECL standard as of January 1, 2020, the increase to our allowance for loan losses would have ranged from 5% to 15% of the amount recorded at December 31, 2019, which were based on economic forecasts at that time and did not include the subsequent COVID-19 pandemic related impact.

Early CECL implementation activities focused on, among other things, capturing and validating data, segmenting the loan portfolio, evaluating various credit loss estimation methodologies, sourcing tools to forecast future economic conditions, running multiple loan loss driver analyses that correlate our credit loss experience with one or more economic factors, and evaluating the qualitative factor framework and assumptions. Based on these activities, we determined that our primary credit loss methodology will utilize a discounted cash flow approach that
Page-8

considers the probability of default and loss given default. Ongoing implementation activities include developing forecasts, running parallel calculations, evaluating results, and continuing model validation.

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

In November 2019, the FASB issued ASU No. 2019-11, Codification Improvements to Topic 326, Financial Instruments - Credit Losses. This ASU, among other narrow-scope improvements, clarifies guidance around how to report expected recoveries. “Expected recoveries” describes a situation in which an organization recognizes a full or partial write-off of the amortized cost basis of a financial asset, but then later determines that the amount written off, or a portion of that amount, will in fact be recovered. This ASU permits organizations to record expected recoveries on PCD assets. Additionally, this ASU reinforces existing guidance that prohibits organizations from recording negative allowances for available-for-sale debt securities. ASU 2019-11 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The amendments should be applied on a modified retrospective basis by means of a cumulative-effect adjustment to the opening retained earnings balance in the statement of financial position as of the date of adoption. The effective date for this ASU is the same as for ASU 2016-13, as discussed above. We will evaluate this ASU in conjunction with the adoption of ASU 2016-13 to determine its impact on our financial condition and results of operations.

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
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848). The amendments in this ASU are elective and provide optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform. The amendments in this ASU provide optional expedients and exceptions for applying generally accepted accounting principles (GAAP) to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued
Page-9

because of reference rate reform. The amendments in this ASU may be elected as of March 12, 2020 through December 31, 2022. An entity may choose to elect the amendments in this update at an interim period subsequent to March 12, 2020 with adoption methods varying based on transaction type. We have not elected to apply these amendments. However, we will assess the applicability of the ASU to us and continue to monitor guidance for reference rate reform from FASB and its impact on our financial condition and results of operations.

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

The following table summarizes our assets and liabilities that were required to be recorded at fair value on a recurring basis.

(in thousands) Description of Financial Instruments	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Measurement Categories: Changes in Fair Value Recorded In1
June 30, 2020
Securities available-for-sale:
Mortgage-backed securities and collateralized mortgage obligations issued by U.S. government-sponsored agencies	$255,709	$—	$255,709	$—	OCI
SBA-backed securities	33,993	—	33,993	—	OCI
Debentures of government sponsored agencies	42,018	—	42,018	—	OCI
Obligations of state and political subdivisions	98,055	—	98,055	—	OCI
Derivative financial liabilities (interest rate contracts)	2,682	—	2,682	—	NI
December 31, 2019
Securities available-for-sale:
Mortgage-backed securities and collateralized mortgage obligations issued by U.S. government-sponsored agencies	$278,144	$—	$278,144	$—	OCI
SBA-backed securities	36,286	—	36,286	—	OCI
Debentures of government sponsored agencies	49,046	—	49,046	—	OCI
Obligations of state and political subdivisions	67,282	—	67,282	—	OCI
Corporate bonds	1,502	—	1,502	—	OCI
Derivative financial liabilities (interest rate contracts)	1,178	—	1,178	—	NI
 1 Other comprehensive income ("OCI") or net income ("NI").

Available-for-sale securities are recorded at fair value on a recurring basis. When available, quoted market prices (Level 1) are used to determine the fair value of available-for-sale securities. If quoted market prices are not available, we obtain pricing information from a reputable third-party service provider, who may utilize valuation
Page-10

techniques that use current market-based or independently sourced parameters, such as bid/ask prices, dealer-quoted prices, interest rates, benchmark yield curves, prepayment speeds, probability of default, loss severity and credit spreads (Level 2).   Level 2 securities include obligations of state and political subdivisions, U.S. agencies or government-sponsored agencies' debt securities, mortgage-backed securities, government agency-issued, privately-issued collateralized mortgage obligations, and corporate bonds. As of June 30, 2020 and December 31, 2019, there were no Level 1 or Level 3 securities.

Held-to-maturity securities may be written down to fair value as a result of other-than-temporary impairment, and we did not record any write-downs during the six months ended June 30, 2020 or June 30, 2019. Fair value of held-to-maturity securities is determined using the same techniques discussed above for available-for-sale securities.

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

Certain financial assets may be measured at fair value on a non-recurring basis. These assets are subject to fair value adjustments that result from the application of the lower of cost or fair value accounting or write-downs of individual assets, such as impaired loans that are collateral dependent and other real estate owned ("OREO"). As of June 30, 2020 and December 31, 2019, we did not carry any assets measured at fair value on a non-recurring basis.

Disclosures about Fair Value of Financial Instruments

The table below is a summary of fair value estimates for financial instruments as of June 30, 2020 and December 31, 2019, excluding financial instruments recorded at fair value on a recurring basis (summarized in the first table in this note). The carrying amounts in the following table are recorded in the consolidated statements of condition under the indicated captions. Further, we have not disclosed the fair value of financial instruments specifically excluded from disclosure requirements such as bank-owned life insurance policies ("BOLI") and non-maturity deposit liabilities. Additionally, we held shares of Federal Home Loan Bank ("FHLB") of San Francisco stock and Visa Inc. Class B common stock, both recorded at cost, as there was no impairment or changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer as of June 30, 2020 or December 31, 2019. The values are discussed in Note 4, Investment Securities.
Page-11

	June 30, 2020			December 31, 2019
(in thousands)	Carrying Amounts	Fair Value	Fair Value Hierarchy	Carrying Amounts	Fair Value	Fair Value Hierarchy
Financial assets (recorded at amortized cost)
Cash and cash equivalents	$397,699	$397,699	Level 1	$183,388	$183,388	Level 1
Investment securities held-to-maturity	125,781	132,836	Level 2	137,413	139,642	Level 2
Loans, net	2,089,333	2,108,121	Level 3	1,826,609	1,839,666	Level 3
Interest receivable	10,078	10,078	Level 2	7,732	7,732	Level 2
Financial liabilities (recorded at amortized cost)
Time deposits	95,482	95,838	Level 2	97,810	97,859	Level 2
Subordinated debenture	2,743	2,487	Level 3	2,708	3,182	Level 3
Interest payable	115	115	Level 2	134	134	Level 2

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

The value of unrecognized financial instruments is estimated based on the fee income associated with the commitments which, in the absence of credit exposure, is considered to approximate their settlement value. The fair value of commitment fees was not material as of June 30, 2020 or December 31, 2019.

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
Page-12

	June 30, 2020				December 31, 2019
	Amortized	Fair	Gross Unrealized		Amortized	Fair	Gross Unrealized
(in thousands)	Cost	Value	Gains	(Losses)	Cost	Value	Gains	(Losses)
Held-to-maturity:
Securities of U.S. government-sponsored enterprises:
MBS pass-through securities issued by FHLMC and FNMA	$74,688	$79,006	$4,318	$—	$80,451	$81,325	$1,018	$(144)
SBA-backed securities	7,029	7,473	444	—	7,999	8,264	265	—
CMOs issued by FNMA	9,011	9,524	513	—	10,210	10,492	282	—
CMOs issued by FHLMC	30,444	32,140	1,696	—	31,477	32,157	685	(5)
CMOs issued by GNMA	2,687	2,714	27	—	3,763	3,816	53	—
Obligations of state and political subdivisions	1,922	1,979	57	—	3,513	3,588	75	—
Total held-to-maturity	125,781	132,836	7,055	—	137,413	139,642	2,378	(149)
Available-for-sale:
Securities of U.S. government-sponsored enterprises:
MBS pass-through securities issued by FHLMC and FNMA	62,337	65,587	3,250	—	98,502	100,071	1,617	(48)
SBA-backed securities	32,517	33,993	1,536	(60)	35,674	36,286	688	(76)
CMOs issued by FNMA	20,018	20,849	831	—	22,702	23,092	390	—
CMOs issued by FHLMC	150,360	158,698	8,339	(1)	139,398	143,226	3,892	(64)
CMOs issued by GNMA	10,089	10,575	486	—	11,719	11,755	42	(6)
Debentures of government- sponsored agencies	41,355	42,018	663	—	48,389	49,046	727	(70)
Obligations of state and political subdivisions	94,371	98,055	3,684	—	66,042	67,282	1,386	(146)
Corporate bonds	—	—	—	—	1,497	1,502	6	(1)
Total available-for-sale	411,047	429,775	18,789	(61)	423,923	432,260	8,748	(411)
Total investment securities	$536,828	$562,611	$25,844	$(61)	$561,336	$571,902	$11,126	$(560)

The amortized cost and fair value of investment debt securities by contractual maturity at June 30, 2020 and December 31, 2019 are shown below. Expected maturities may differ from contractual maturities if the issuers of the securities have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2020				December 31, 2019
	Held-to-Maturity		Available-for-Sale		Held-to-Maturity		Available-for-Sale
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$1,333	$1,368	$18,446	$18,575	$1,807	$1,811	$6,699	$6,706
After one but within five years	2,230	2,319	55,125	57,705	2,256	2,296	48,706	49,619
After five years through ten years	53,616	57,101	173,876	183,624	56,221	57,544	208,806	214,277
After ten years	68,602	72,048	163,600	169,871	77,129	77,991	159,712	161,658
Total	$125,781	$132,836	$411,047	$429,775	$137,413	$139,642	$423,923	$432,260

Sales of investment securities and gross gains and losses are shown in the following table:

	Three months ended		Six months ended
(in thousands)	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Available-for-sale:
Sales proceeds	$6,314	$61,852	$33,756	$66,081
Gross realized gains	116	211	916	214
Gross realized losses	(1)	(150)	(1)	(159)

Page-13

Pledged investment securities are shown in the following table:

(in thousands)	June 30, 2020	December 31, 2019
Pledged to the State of California:
Secure public deposits in compliance with the Local Agency Security Program	$122,042	$126,598
Collateral for trust deposits	750	742
Total investment securities pledged to the State of California	122,792	127,340
Collateral for Wealth Management and Trust Services checking account	629	622
Total pledged investment securities	$123,421	$127,962

Other-Than-Temporarily Impaired ("OTTI") Debt Securities

There were 7 and 40 securities in unrealized loss positions at June 30, 2020 and December 31, 2019, respectively. Those securities are summarized and classified according to the duration of the loss period in the tables below:

June 30, 2020	< 12 continuous months		≥ 12 continuous months		Total securities in a loss position
(in thousands)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
Available-for-sale:
SBA-backed securities	$—	$—	$2,016	$(60)	$2,016	$(60)
CMOs issued by FHLMC	2,740	(1)	—	—	2,740	(1)
Total available-for-sale	2,740	(1)	2,016	(60)	4,756	(61)
Total temporarily impaired securities	$2,740	$(1)	$2,016	$(60)	$4,756	$(61)

December 31, 2019	< 12 continuous months		≥ 12 continuous months		Total securities in a loss position
(in thousands)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
Held-to-maturity:
MBS pass-through securities issued by FHLMC and FNMA	$14,203	$(60)	$6,073	$(84)	$20,276	$(144)
CMOs issued by FHLMC	—	—	1,725	(5)	1,725	(5)
Total held-to-maturity	14,203	(60)	7,798	(89)	22,001	(149)
Available-for-sale:
MBS pass-through securities issued by FHLMC and FNMA	4,367	(34)	4,464	(14)	8,831	(48)
SBA-backed securities	9,227	(14)	2,448	(62)	11,675	(76)
CMOs issued by FHLMC	14,918	(58)	2,981	(6)	17,899	(64)
CMOs issued by GNMA	7,139	(6)	—	—	7,139	(6)
Debentures of government- sponsored agencies	25,228	(70)	—	—	25,228	(70)
Obligations of state and political subdivisions	20,579	(145)	659	(1)	21,238	(146)
Corporate Bonds	500	(1)	—	—	500	(1)
Total available-for-sale	81,958	(328)	10,552	(83)	92,510	(411)
Total temporarily impaired securities	$96,161	$(388)	$18,350	$(172)	$114,511	$(560)

As of June 30, 2020, the investment portfolio included 5 investment securities that had been in a continuous loss position for twelve months or more and 2 investment securities that had been in a loss position for less than twelve months.

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

Page-14

We routinely perform internal analyses of latest financial information of the issuers of obligations of state and political subdivisions, their credit ratings by major credit agencies, and/or credit enhancements. Based on our comprehensive analyses, we determined that the decline in the fair values of obligations of state and political subdivisions and corporate bonds as of December 31, 2019 were primarily driven by factors other than credit, such as changes in market interest rates and liquidity spreads subsequent to purchase. At June 30, 2020, Management determined that it did not intend to sell any investment securities with unrealized losses, and it is more likely than not that we will not be required to sell securities with unrealized losses before recovery of their amortized cost. Therefore, we do not consider these investment securities to be other-than-temporarily impaired at June 30, 2020.
Non-Marketable Securities Included in Other Assets

As a member of the FHLB, we are required to maintain a minimum investment in FHLB capital stock determined by the Board of Directors of the FHLB. The minimum investment requirements can increase in the event we increase our total asset size or borrowings with the FHLB. Shares cannot be purchased or sold except between the FHLB and its members at the $100 per share par value. We held $11.9 million and $11.7 million of FHLB stock included in other assets on the consolidated statements of condition at June 30, 2020 and December 31, 2019, respectively. The carrying amounts of these investments are reasonable estimates of fair value because the securities are restricted to member banks and they do not have a readily determinable market value. Based on our analysis of FHLB's financial condition and certain qualitative factors, we determined that the FHLB stock was not impaired at June 30, 2020 and December 31, 2019. On July 23, 2020, FHLB announced a cash dividend for the second quarter of 2020 at an annualized dividend rate of 5.00% to be distributed in mid-August 2020. Cash dividends paid on FHLB capital stock are recorded as non-interest income.

As a member bank of Visa U.S.A., we held 10,439 shares of Visa Inc. Class B common stock at June 30, 2020 and December 31, 2019. These shares have a carrying value of zero and are restricted from resale to non-member banks of Visa U.S.A. until their conversion into Class A (voting) shares upon the termination of Visa Inc.'s Covered Litigation escrow account. Because of the restriction and the uncertainty on the conversion rate to Class A shares, these shares lack a readily determinable fair value. When converting this Class B common stock to Class A common stock based on the conversion rate of 1.6228 both at June 30, 2020 and December 31, 2019, and the closing stock price of Class A shares at those respective dates, the converted value of our shares of Class B common stock would have been $3.3 million and $3.2 million at June 30, 2020 and December 31, 2019, respectively. The conversion rate is subject to further adjustment upon the final settlement of the covered litigation against Visa Inc. and its member banks. As such, the fair value of these Class B shares can differ significantly from their converted values. For further information, refer to Note 8, Commitments and Contingencies.

We invest in low-income housing tax credit funds as a limited partner, which totaled $3.8 million and $4.1 million recorded in other assets as of June 30, 2020 and December 31, 2019, respectively. In the first six months of 2020, we recognized $327 thousand of low-income housing tax credits and other tax benefits, offset by $275 thousand of amortization expense of low-income housing tax credit investment, as a component of income tax expense. As of June 30, 2020, our unfunded commitments for these low-income housing tax credit funds totaled $886 thousand. We did not recognize any impairment losses on these low-income housing tax credit investments during the first six months of 2020 or 2019, as the value of the future tax benefits exceeds the carrying value of the investments.

Note 5:  Loans and Allowance for Loan Losses

Credit Quality of Loans

The following table shows outstanding loans by class and payment aging as of June 30, 2020 and December 31, 2019.
Page-15

Loan Aging Analysis by Class
(in thousands)	Commercial and industrial	Commercial real estate, owner-occupied	Commercial real estate, investor-owned	Construction	Home equity	Other residential	Installment and other consumer	Total
June 30, 2020
30-59 days past due	$—	$—	$—	$—	$169	$—	$—	$169
60-89 days past due	10	—	—	—	—	—	2	12
90 days or more past due	—	—	—	—	69	—	—	69
Total past due	10	—	—	—	238	—	2	250
Current	525,107	296,163	946,389	66,368	112,673	136,859	26,392	2,109,951
Total loans [1]	$525,117	$296,163	$946,389	$66,368	$112,911	$136,859	$26,394	$2,110,201
Non-accrual loans [2]	$—	$—	$907	$—	$625	$—	$55	$1,587
December 31, 2019
30-59 days past due	$1	$—	$1,001	$—	$279	$—	$7	$1,288
60-89 days past due	—	—	—	—	98	—	95	193
90 days or more past due	—	—	—	—	167	—	—	167
Total past due	1	—	1,001	—	544	—	102	1,648
Current	246,686	308,824	945,316	61,095	115,480	136,657	27,580	1,841,638
Total loans [1]	$246,687	$308,824	$946,317	$61,095	$116,024	$136,657	$27,682	$1,843,286
Non-accrual loans [2]	$—	$—	$—	$—	$168	$—	$58	$226
1 Amounts include net deferred loan origination (fees) costs of $(6.8) million (including $8.1 million in deferred SBA PPP loan fees, net of costs) and $983 thousand at June 30, 2020 and December 31, 2019, respectively. Amounts are also net of unaccreted purchase discounts on non-PCI loans of $925 thousand at June 30, 2020 and $983 thousand at December 31, 2019.
2 There were no accruing loans past due more than ninety days at June 30, 2020 or December 31, 2019.

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

Pursuant to the CARES Act, on April 6, 2020, the Bank began accepting applications from eligible small businesses and non-profit organizations to participate in the Paycheck Protection Program (“PPP”) administered by the U.S. Small Business Administration (“SBA”). PPP loans have terms of two to five years and earn interest at 1%. In addition, the Bank receives a fee of 1%-5% from the SBA depending on the loan amount, which is netted with loan origination costs and amortized into interest income over the contractual life of the loan. The recognition of fees/costs is accelerated when the loan is forgiven by the SBA and/or paid off prior to maturity. PPP loans are fully guaranteed by the SBA and are expected to be forgiven by the SBA if they meet the requirements of the program. PPP loans totaling $298.9 million at June 30, 2020 are included in commercial and industrial loan balances. The Bank ended its origination of new PPP loans on June 30, 2020.

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
Page-16

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

The following table represents an analysis of the carrying amount in loans, net of deferred fees and costs and purchase premiums or discounts, by internally assigned risk grades, at June 30, 2020 and December 31, 2019.
Page-17

Credit Risk Profile by Internally Assigned Risk Grade
(in thousands)	Commercial and industrial	Commercial real estate, owner-occupied	Commercial real estate, investor-owned	Construction	Home equity	Other residential	Installment and other consumer	Total
June 30, 2020
Pass	$491,861	$252,321	$939,323	$66,368	$111,266	$136,859	$26,249	$2,024,247
Special Mention	33,042	34,470	4,047	—	850	—	—	72,409
Substandard	214	9,372	3,019	—	795	—	145	13,545
Total loans	$525,117	$296,163	$946,389	$66,368	$112,911	$136,859	$26,394	$2,110,201
December 31, 2019
Pass	$209,213	$264,766	$945,757	$61,095	$114,935	$136,657	$27,538	$1,759,961
Special Mention	37,065	35,016	560	—	750	—	—	73,391
Substandard	409	9,042	—	—	339	—	144	9,934
Total loans	$246,687	$308,824	$946,317	$61,095	$116,024	$136,657	$27,682	$1,843,286

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

We may remove a loan from TDR designation if it meets all of the following conditions:
•The loan is subsequently refinanced or restructured at current market interest rates and the new terms are consistent with the treatment of creditworthy borrowers under regular underwriting standards;
•The borrower is no longer considered to be in financial difficulty;
•Performance on the loan is reasonably assured; and
•Existing loan did not have any forgiveness of principal or interest.

The same Management level that approved the loan classification upgrade must approve the removal of TDR status. There were no loans removed from TDR designation during the six months ended June 30, 2020. There was one commercial loan with a recorded investment of $3 thousand removed from TDR designation during the six months ended June 30, 2019 after meeting all of the conditions above.

Section 4013 of the CARES Act provided optional, temporary relief from evaluating loans that may have been considered TDRs under GAAP. This relief applies to loan modifications executed between March 1, 2020 and either the earlier of 60 days after the national emergency is terminated or December 31, 2020. The Bank elected to apply these temporary accounting provisions to payment relief loans beginning in March 2020. As of July 10, 2020, the Bank approved over 260 loan modifications for full payment deferral or interest-only payments for up to 120 days on loan balances exceeding $386 million. We accrue and recognize interest income on loans under payment relief based on the original contractual interest rates. When payments resume at the end of the relief period, the payments will first be applied to the accrued interest due and nothing will be applied to principal until the accrued interest is fully paid. We have been reaching out to each borrower before the expiration of the initial 120 day relief period to determine if additional short-term relief is necessary.

Page-18

The following table summarizes the carrying amount of TDR loans by loan class as of June 30, 2020 and December 31, 2019.

(in thousands)
Recorded Investment in Troubled Debt Restructurings [1]	June 30, 2020	December 31, 2019
Commercial and industrial	$578	$1,223
Commercial real estate, owner-occupied	7,002	6,998
Commercial real estate, investor-owned	1,757	1,770
Home equity	527	251
Other residential	—	452
Installment and other consumer	780	639
Total	$10,644	$11,333
1There was one acquired home equity TDR loan with a recorded investment of $276 thousand as of June 30, 2020. There were no acquired TDR loans as of December 31, 2019. TDR loans on non-accrual status totaled $331 thousand and $58 thousand at June 30, 2020 and December 31, 2019, respectively.

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

(dollars in thousands)	Number of Contracts Modified	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment at Period End
TDRs during the three months ended June 30, 2020:
Home equity	1	$276	$276	$276
Installment and other consumer	1	108	108	108
	2	$384	$384	$384
TDRs during the three months ended June 30, 2019:
Commercial and industrial	1	$298	$298	$298
TDRs during the six months ended June 30, 2020:
Commercial and industrial	1	$170	$162	$144
Home equity	1	276	276	276
Installment and other consumer	3	211	211	210
	5	$657	$649	$630
TDRs during the six months ended June 30, 2019:
Commercial and industrial	1	$298	$298	$298

The loans modified in 2020 reflected debt consolidation, interest rate concessions, and/or other loan term and payment modifications. The loan modified during the first six months of 2019 reflected a maturity extension and interest rate concession. During the six months ended June 30, 2020 and 2019, there were no defaults on loans that had been modified in a TDR within the prior twelve-month period. We report defaulted TDRs based on a payment default definition of more than ninety days past due.

Page-19

Impaired Loans

The following tables summarize information by class on impaired loans and their related allowances. Total impaired loans include non-accrual loans and accruing TDR loans.

(in thousands)	Commercial and industrial	Commercial real estate, owner-occupied	Commercial real estate, investor-owned	Construction	Home equity	Other residential	Installment and other consumer	Total
June 30, 2020
Recorded investment in impaired loans:
With no specific allowance recorded	$309	$—	$906	$—	$625	$—	$92	$1,932
With a specific allowance recorded	269	7,002	1,758	—	251	—	688	9,968
Total recorded investment in impaired loans	$578	$7,002	$2,664	$—	$876	$—	$780	$11,900
Unpaid principal balance of impaired loans	$569	$6,993	$2,655	$—	$893	$—	$778	$11,888
Specific allowance	10	192	64	—	4	—	164	434
Average recorded investment in impaired loans during the quarter ended June 30, 2020	777	6,999	2,681	—	880	225	755	12,317
Interest income recognized on impaired loans during the quarter ended June 30, 2020[1]	7	67	19	—	3	—	7	103
Average recorded investment in impaired loans during the six months ended June 30, 2020	926	6,999	2,377	—	726	300	717	12,045
Interest income recognized on impaired loans during the six months ended June 30, 2020[1]	21	133	39	—	7	4	14	218
Average recorded investment in impaired loans during the quarter ended June 30, 2019	1,498	7,000	1,804	1,590	503	458	670	13,523
Interest income recognized on impaired loans during the quarter ended June 30, 2019[1]	19	66	20	13	29	5	6	158
Average recorded investment in impaired loans during the six months ended June 30, 2019	1,607	6,998	1,809	1,956	523	460	675	14,028
Interest income recognized on impaired loans during the six months ended June 30, 2019[1]	41	132	39	56	33	9	13	323
1 No interest income was recognized on a cash basis during the three and six months ended June 30, 2020. Interest income recognized on a cash basis during the three and six months ended June 30, 2019 totaled $24 thousand related to the pay-off of a non-accrual home equity loan.

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

Management monitors delinquent loans continuously and identifies problem loans (loans on non-accrual status and loans modified in a TDR) to evaluate individually for impairment. Generally, the recorded investment in impaired loans is net of any charge-offs from estimated losses related to specifically-identified impaired loans when they are deemed uncollectible. There were no charged-off amounts on impaired loans at June 30, 2020 or December 31, 2019. In addition, the recorded investment in impaired loans is net of purchase discounts or premiums on acquired loans and deferred fees and costs. At June 30, 2020 and December 31, 2019, unused commitments to extend credit on impaired loans, including performing loans to borrowers whose terms have been modified in TDRs, totaled $979 thousand and $534 thousand, respectively.
Page-20

The following tables disclose activity in the allowance for loan losses ("ALLL") and the recorded investment in loans by class, as well as the related ALLL disaggregated by impairment evaluation method.

Allowance for Loan Losses Rollforward for the Period
(in thousands)	Commercial and industrial	Commercial real estate, owner-occupied	Commercial real estate, investor-owned	Construction	Home equity	Other residential	Installment and other consumer	Unallocated	Total
Three months ended June 30, 2020
Beginning balance	$2,784	$2,797	$9,225	$727	$982	$1,098	$363	$908	$18,884
Provision (reversal)	(159)	113	1,178	109	62	168	63	466	2,000
Charge-offs	(20)	—	—	—	—	—	—	—	(20)
Recoveries	4	—	—	—	—	—	—	—	4
Ending balance	$2,609	$2,910	$10,403	$836	$1,044	$1,266	$426	$1,374	$20,868
Three months ended June 30, 2019
Beginning balance	$2,612	$2,358	$7,766	$704	$923	$800	$340	$314	$15,817
Provision (reversal)	(250)	(37)	(57)	(85)	(16)	49	(17)	413	—
Charge-offs	—	—	—	—	—	—	—	—	—
Recoveries	6	—	12	—	—	—	—	—	18
Ending balance	$2,368	$2,321	$7,721	$619	$907	$849	$323	$727	$15,835

Allowance for Loan Losses Rollforward for the Period
(in thousands)	Commercial and industrial	Commercial real estate, owner-occupied	Commercial real estate, investor	Construction	Home equity	Other residential	Installment and other consumer	Unallocated	Total
Six months ended June 30, 2020
Beginning balance	$2,334	$2,462	$8,483	$638	$850	$973	$284	$653	$16,677
Provision (reversal)	287	448	1,920	195	194	293	142	721	4,200
Charge-offs	(20)	—	—	—	—	—	—	—	(20)
Recoveries	8	—	—	3	—	—	—	—	11
Ending balance	$2,609	$2,910	$10,403	$836	$1,044	$1,266	$426	$1,374	$20,868
Six months ended June 30, 2019
Beginning balance	$2,436	$2,407	$7,703	$756	$915	$800	$310	$494	$15,821
Provision (reversal)	(70)	(86)	6	(137)	(8)	49	13	233	—
Charge-offs	(9)	—	—	—	—	—	—	—	(9)
Recoveries	11	—	12	—	—	—	—	—	23
Ending balance	$2,368	$2,321	$7,721	$619	$907	$849	$323	$727	$15,835

Allowance for Loan Losses and Recorded Investment in Loans
(dollars in thousands)	Commercial and industrial	Commercial real estate, owner-occupied	Commercial real estate, investor-owned	Construction	Home equity	Other residential	Installment and other consumer	Unallocated	Total
June 30, 2020
Ending ALLL related to loans collectively evaluated for impairment	$2,599	$2,718	$10,339	$836	$1,040	$1,266	$262	$1,374	$20,434
Ending ALLL related to loans individually evaluated for impairment	10	192	64	—	4	—	164	—	434
Ending balance	$2,609	$2,910	$10,403	$836	$1,044	$1,266	$426	$1,374	$20,868
Recorded Investment:
Collectively evaluated for impairment	$524,539	$289,161	$943,725	$66,368	$112,035	$136,859	$25,614	$—	$2,098,301
Individually evaluated for impairment	578	7,002	2,664	—	876	—	780	—	11,900
Total	$525,117	$296,163	$946,389	$66,368	$112,911	$136,859	$26,394	$—	$2,110,201
Ratio of allowance for loan losses to total loans	0.50%	0.98%	1.10%	1.26%	0.92%	0.93%	1.61%	NM	0.99%
Allowance for loan losses to non-accrual loans	NM	NM	1,147%	NM	167%	NM	775%	NM	1,315%
NM - Not Meaningful
Page-21

Allowance for Loan Losses and Recorded Investment in Loans
(dollars in thousands)	Commercial and industrial	Commercial real estate, owner-occupied	Commercial real estate, investor-owned	Construction	Home equity	Other residential	Installment and other consumer	Unallocated	Total
December 31, 2019
Ending ALLL related to loans collectively evaluated for impairment	$2,231	$2,267	$8,442	$638	$845	$973	$231	$653	$16,280
Ending ALLL related to loans individually evaluated for impairment	103	195	41	—	5	—	53	—	397
Ending balance	$2,334	$2,462	$8,483	$638	$850	$973	$284	$653	$16,677
Recorded Investment:
Collectively evaluated for impairment	$245,464	$301,826	$944,547	$61,095	$115,606	$136,205	$27,043	$—	$1,831,786
Individually evaluated for impairment	1,223	6,998	1,770	—	418	452	639	—	11,500
Total	$246,687	$308,824	$946,317	$61,095	$116,024	$136,657	$27,682	$—	$1,843,286
Ratio of allowance for loan losses to total loans	0.95%	0.80%	0.90%	1.04%	0.73%	0.71%	1.03%	NM	0.90%
Allowance for loan losses to non-accrual loans	NM	NM	NM	NM	506%	NM	490%	NM	7,379%
NM - Not Meaningful

Pledged Loans

Our FHLB line of credit is secured under terms of a blanket collateral agreement by a pledge of certain qualifying loans with unpaid principal balances of $1,154.4 million and $1,133.4 million at June 30, 2020 and December 31, 2019, respectively. In addition, we pledge eligible TIC loans, which totaled $120.8 million and $115.7 million at June 30, 2020 and December 31, 2019, respectively, to secure our borrowing capacity with the Federal Reserve Bank ("FRB"). Also, see Note 6, Borrowings.

Related Party Loans

The Bank has, and expects to have in the future, banking transactions in the ordinary course of its business with directors, officers, principal shareholders and their businesses or associates. These loans are granted on substantially the same terms, including interest rates and collateral on loans, as those prevailing at the same time for comparable transactions with persons not related to us. Likewise, these transactions do not involve more than the normal risk of collectability or present other unfavorable features. Related party loans totaled $7.7 million at June 30, 2020 and $8.3 million at December 31, 2019. In addition, undisbursed commitments to related parties totaled $8.8 million at June 30, 2020 and $9.2 million at December 31, 2019.

Note 6: Borrowings and Other Obligations

Federal Funds Purchased – The Bank had unsecured lines of credit with correspondent banks for overnight borrowings totaling $135.0 million at June 30, 2020 and $92.0 million at December 31, 2019.  In general, interest rates on these lines approximate the federal funds target rate. We had no overnight borrowings under these credit facilities at June 30, 2020 or December 31, 2019.

Federal Home Loan Bank Borrowings – As of June 30, 2020 and December 31, 2019, the Bank had lines of credit with the FHLB totaling $674.4 million and $648.0 million, respectively, based on eligible collateral of certain loans. There were no FHLB overnight borrowings at June 30, 2020 or December 31, 2019.

Federal Reserve Line of Credit – The Bank has a line of credit with the FRBSF secured by certain residential loans.  At June 30, 2020 and December 31, 2019, the Bank had borrowing capacity under this line totaling $82.0 million and $80.3 million, respectively, and had no outstanding borrowings with the FRBSF.

Subordinated Debenture – As part of an acquisition in 2013, Bancorp assumed a subordinated debenture due to NorCal Community Bancorp Trust II (the "Trust"), established for the sole purpose of issuing trust preferred securities. The trust preferred securities were sold and issued in private transactions pursuant to an exemption from registration under the Securities Act of 1933, as amended. The subordinated debenture was recorded at fair value totaling $2.14 million at the acquisition date with a contractual balance of $4.12 million. The difference
Page-22

between the contractual balance and the fair value at the acquisition date is accreted into interest expense over the life of the debenture. Accretion on the subordinated debenture totaled $35 thousand and $34 thousand for the six months ended June 30, 2020 and 2019, respectively. Bancorp has the option to defer payment of the interest on the subordinated debenture for a period of up to five years, as long as there is no event of default. In the event of interest deferral, dividends to Bancorp common stockholders are prohibited. Bancorp has guaranteed, on a subordinated basis, distributions and other payments due on trust preferred securities totaling $4.0 million issued by the Trust, which have identical maturity, repricing and payment terms as the subordinated debenture. The subordinated debenture due to NorCal Community Bancorp Trust II on March 15, 2036 with interest payable quarterly (repricing quarterly, based on 3-month LIBOR plus 1.40%, or 1.71% as of June 30, 2020) is redeemable in whole or in part on any interest payment date.

Other Obligations – The Bank leases certain equipment under finance leases, which are included in borrowings and other obligations in the consolidated statements of condition. See Note 8, Commitments and Contingencies, for additional information.

Note 7:  Stockholders' Equity

Dividends

On July 17, 2020, Bancorp declared a $0.23 per share cash dividend, payable on August 7, 2020 to shareholders of record at the close of business on July 31, 2020.

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

Stock options and restricted stock may be net settled in a cashless exercise by a reduction in the number of shares otherwise deliverable upon exercise or vesting in satisfaction of the exercise payment and/or applicable tax withholding requirements. During the six months ended June 30, 2020, we withheld 8,409 shares totaling $346 thousand at a weighted-average price of $41.17 for cashless exercises. During the six months ended June 30,
Page-23

2019, we withheld 6,937 shares totaling $290 thousand at a weighted-average price of $41.78 for cashless exercises. Shares withheld under net settlement arrangements are available for future grants.

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

During the six months ended June 30, 2020, Bancorp repurchased 92,664 shares totaling $3.2 million for a cumulative 619,881 shares totaling $25.2 million repurchased from May 1, 2018 through June 30, 2020. Due to the suspension of the program in March 2020, there were no shares repurchased during the three months ended June 30, 2020.

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

The contractual amount of undrawn loan commitments and standby letters of credit not reflected in the consolidated statements of condition are as follows:

(in thousands)	June 30, 2020	December 31, 2019
Commercial lines of credit	$305,233	$287,533
Revolving home equity lines	189,107	189,035
Undisbursed construction loans	45,209	41,033
Personal and other lines of credit	10,967	9,567
Standby letters of credit	2,784	1,964
Total commitments and standby letters of credit	$553,300	$529,132
Page-24

We record an allowance for losses on these off-balance sheet commitments based on an estimate of probabilities of the utilization of these commitments according to our historical experience on different types of commitments and expected loss. The allowance for losses on off-balance sheet commitments totaled $1.4 million and $1.1 million as of June 30, 2020 and December 31, 2019, respectively, which is recorded in interest payable and other liabilities in the consolidated statements of condition.

Leases

We lease premises under long-term non-cancelable operating leases with remaining terms of 1 year to 12 years, most of which include escalation clauses and one or more options to extend the lease term, and some of which contain lease termination clauses. Lease terms may include certain renewal options that were considered reasonably certain to be exercised.

We lease certain equipment under finance leases with initial terms of 3 years to 5 years. The equipment finance leases do not contain renewal options, bargain purchase options or residual value guarantees.

The following table shows the balances of operating and finance lease right-of-use assets and lease liabilities as of June 30, 2020.

(in thousands)	June 30, 2020	December 31, 2019
Operating leases:
Operating lease right-of-use assets	$23,090	$11,002
Operating lease liabilities	$24,574	$12,615
Finance leases:
Finance lease right-of-use assets	$397	$379
Accumulated amortization	(258)	(170)
Finance lease right-of-use assets, net[1]	$139	$209
Finance lease liabilities[2]	$140	$212
[1] Included in premises and equipment in the consolidated statements of condition.
[2] Included in borrowings and other obligations in the consolidated statements of condition.

The following table shows supplemental disclosures of noncash investing and financing activities for the period presented.

	Six months ended
(in thousands)	June 30, 2020	June 30, 2019
Right-of-use assets obtained in exchange for operating lease liabilities	$14,030	$1,286
Right-of-use assets obtained in exchange for finance lease liabilities	$18	$31
Reclassification of deferred rent and unamortized lease incentives from other liabilities to operating lease right-of-use assets upon adoption of ASC 842	$—	$1,967

The following table shows components of operating and finance lease cost.

	Three months ended		Six months ended
(in thousands)	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Operating lease cost	$1,114	$1,067	$2,169	$2,071
Variable lease cost	2	—	3	—
Total operating lease cost[1]	$1,116	$1,067	$2,172	$2,071
Finance lease cost:
Amortization of right-of-use assets[2]	$44	$43	$88	$85
Interest on finance lease liabilities[3]	1	2	2	$5
Total finance lease cost	45	45	$90	$90
Total lease cost	$1,161	$1,112	$2,262	$2,161
[1] Included in occupancy and equipment expense in the consolidated statements of comprehensive income.
[2] Included in depreciation and amortization in the consolidated statements of comprehensive income.
[3] Included in interest on borrowings and other obligations in the consolidated statements of comprehensive income.

Page-25

The following table shows the future minimum lease payments, weighted average remaining lease terms, and weighted average discount rates under operating and finance lease arrangements as of June 30, 2020. Total minimum lease payments do not include obligations of approximately $3.1 million for operating lease modifications related to two existing retail branches and an operating lease agreement for a new loan production office in San Mateo that commenced subsequent to June 30, 2020. The discount rates used to calculate the present value of lease liabilities were based on the collateralized FHLB borrowing rates that were commensurate with lease terms and minimum payments on the later of the date we adopted the new lease accounting standards or lease commencement date.

(in thousands)	June 30, 2020
Year	Operating Leases	Finance Leases
2020	$2,301	$83
2021	3,835	42
2022	3,487	13
2023	3,039	4
2024	2,407	—
Thereafter	11,714	—
Total minimum lease payments	26,783	142
Amounts representing interest (present value discount)	(2,209)	(2)
Present value of net minimum lease payments (lease liability)	$24,574	$140

Weighted average remaining term (in years)	8.5	1.3
Weighted average discount rate	2.08%	2.64%

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

In 2012, Visa had reached a $4.0 billion interchange multidistrict litigation class settlement agreement with plaintiffs representing a class of U.S. retailers. On September 17, 2018, Visa signed an amended settlement agreement with the putative class action plaintiffs of the U.S. interchange multidistrict litigation that superseded the 2012 settlement agreement. Visa's share of the settlement amount under the amended class settlement agreement increased to $4.1 billion. On September 27, 2019, Visa deposited an additional $300 million into the litigation escrow account. Certain merchants chose to opt out of the class settlement agreement and on December 13, 2019, the court entered the final judgment order approving the amended settlement agreement. On December 27, 2019, Visa received a takedown payment of approximately $467 million, which was deposited into the litigation escrow account with a corresponding increase in accrued litigation to address opt-out claims. The escrow balance of $1.1 billion as of June 30, 2020, combined with funds previously deposited with the court, are expected to cover the settlement payment obligations.

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
Page-26

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

As of June 30, 2020, we had five interest rate swap agreements, which are scheduled to mature in June 2031, October 2031, July 2032, August 2037 and October 2037. All of our derivatives are accounted for as fair value hedges. The notional amounts of the interest rate contracts are equal to the notional amounts of the hedged loans. Our interest rate swap payments are settled monthly with counterparties. Accrued interest on the swaps totaled $13 thousand at June 30, 2020 and $6 thousand at December 31, 2019. Information on our derivatives follows:

	Asset Derivatives		Liability Derivatives
(in thousands)	June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019
Fair value hedges:
Interest rate contracts notional amount	$—	$—	$16,466	$16,956
Interest rate contracts fair value[1]	$—	$—	$2,682	$1,178
1 See Note 3, Fair Value of Assets and Liabilities, for valuation methodology.

The following table presents the carrying amount and associated cumulative basis adjustment related to the application of fair value hedge accounting that is included in the carrying amount of hedged assets as of June 30, 2020 and December 31, 2019.

	Carrying Amounts of Hedged Assets		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Loans
(in thousands)	June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019
Loans	$18,938	$17,900	$2,473	$944

Page-27

The following table presents the net gains (losses) recognized in interest income on loans on the consolidated statements of comprehensive income related to our derivatives designated as fair value hedges.

	Three months ended		Six months ended
(in thousands)	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Interest and fees on loans [1]	$21,217	$20,988	$42,104	$41,683
Decrease in value of designated interest rate swaps due to LIBOR interest rate movements	$(63)	$(547)	$(1,504)	$(904)
Payment on interest rate swaps	(96)	(14)	(146)	(26)
Increase in value of hedged loans	59	573	1,529	935
Decrease in value of yield maintenance agreement	(3)	(3)	(6)	(7)
Net (losses) gains on fair value hedging relationships recognized in interest income	$(103)	$9	$(127)	$(2)
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

Information on financial instruments that are eligible for offset in the consolidated statements of condition follows:

Offsetting of Financial Assets and Derivative Assets
		Gross Amounts	Net Amounts of	Gross Amounts Not Offset in
	Gross Amounts	Offset in the	Assets Presented	the Statements of Condition
	of Recognized	Statements of	in the Statements	Financial	Cash Collateral
(in thousands)	Assets	Condition	of Condition	Instruments	Received	Net Amount
June 30, 2020
Derivatives by Counterparty:
Counterparty A	$—	$—	$—	$—	$—	$—
Total	$—	$—	$—	$—	$—	$—
December 31, 2019
Derivatives by Counterparty:
Counterparty A	$—	$—	$—	$—	$—	$—
Total	$—	$—	$—	$—	$—	$—

Offsetting of Financial Liabilities and Derivative Liabilities
		Gross Amounts	Net Amounts of	Gross Amounts Not Offset in
	Gross Amounts	Offset in the	Liabilities Presented	the Statements of Condition
	of Recognized	Statements of	in the Statements	Financial	Cash Collateral
(in thousands)	Liabilities[1]	Condition	of Condition[1]	Instruments	Pledged	Net Amount
June 30, 2020
Derivatives by Counterparty:
Counterparty A	$2,682	$—	$2,682	$—	$(2,682)	$—
Total	$2,682	$—	$2,682	$—	$(2,682)	$—
December 31, 2019
Derivatives by Counterparty:
Counterparty A	$1,178	$—	$1,178	$—	$(1,178)	$—
Total	$1,178	$—	$1,178	$—	$(1,178)	$—
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

Forward-looking statements are based on Management's current expectations regarding economic, legislative, and regulatory issues that may affect our earnings in future periods. A number of factors, many of which are beyond Management’s control, could cause future results to vary materially from current Management expectations. Such factors include, but are not limited to, natural disasters (such as wildfires and earthquakes), pandemics such as COVID-19 and the economic impact caused directly by the disease and by government responses thereto, general economic conditions, economic uncertainty in the United States and abroad, changes in interest rates, deposit flows, real estate values, costs or effects of acquisitions, competition, changes in accounting principles, policies or guidelines, legislation or regulation (including the Tax Cuts & Jobs Act of 2017 and the Coronavirus Aid, Relief and Economic Security Act of 2020, as amended), interruptions of utility service in our markets for sustained periods, and other economic, competitive, governmental, regulatory and technological factors (including external fraud and cybersecurity threats) affecting Bancorp's operations, pricing, products and services.

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

Critical Accounting Policies and Estimates

Critical accounting policies are those that are both important to the portrayal of our financial condition and results of operations and require Management's most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and imprecise. There have been no material changes to our critical accounting policies, which include: Allowance for Loan Losses, Other-than-temporary Impairment of Investment Securities, Accounting for Income Taxes, and Fair Value Measurements. For a detailed discussion, refer to Note 1 to the Consolidated Financial Statements included in our 2019 Form 10-K filed with the SEC on March 13, 2020 and Note 2, Recently Adopted and Issued Accounting Standards, to the Consolidated Financial Statements in this Form 10-Q. Under the accounting relief provisions of the Coronavirus Aid, Relief and Economic Security ("CARES") Act, which was signed into law on March 27, 2020, the Bank postponed the adoption of the current expected credit losses (“CECL”) accounting standard until the earlier of the end of the national emergency or December 31, 2020 to focus on customers' needs during the COVID-19 pandemic. Additionally, the lack of clarity around the extent and duration of the COVID-19 pandemic hindered the development of reasonable and supportable economic forecasts early in the pandemic.
Page-29

Executive Summary

Net income for the second quarter of 2020 totaled $7.4 million, compared to $8.2 million in the second quarter of 2019. Diluted earnings per share were $0.55 in the second quarter of 2020, compared to $0.60 in the same quarter a year ago. Earnings for the first six months of 2020 totaled $14.6 million compared to $15.7 million in the same period last year.

Net income included the positive pretax impact of $1.7 million in interest income and accreted processing fees, net of amortized loan origination costs, related to Small Business Administration ("SBA") Paycheck Protection Program ("PPP") loans, which contributed $0.09 to diluted earnings per share in the second quarter and first six months of 2020. A $2.0 million provision for loan losses negatively impacted diluted earnings per share by approximately $0.11 in the second quarter. Year-to-date provisions of $4.2 million reduced earnings per share by $0.23 in the first half of 2020.

The Bank has responded to the COVID-19 pandemic in a number of ways, distributing funds to over 1,800 small businesses with nearly 28,000 employees in our markets through the PPP, while also accommodating loan payment relief requests for over 260 loans with balances exceeding $386 million, lowering interest rate floors on commercial Prime Rate-indexed loans, waiving ATM and overdraft fees, and cancelling early withdrawal penalties for certificates of deposit when allowed by law.

The following are highlights of our operating and financial performance for the periods presented:
•Loans totaled $2,110.2 million at June 30, 2020, compared to $1,843.3 million at December 31, 2019, an increase of $266.9 million, primarily due to SBA PPP loans, which totaled $298.9 million or 14% of loan balances at June 30, 2020. During the first half of 2020, new non-PPP-related loan originations of $71.6 million were offset by $83.4 million in loan payoffs and a $16.8 million decrease in line utilization.
•In the first six months of 2020, with the onset of the pandemic, we identified industries within our loan portfolio that could be most impacted by the pandemic, including retail-related commercial real estate, retail businesses, transportation and energy, medical and dental, hospitality, health clubs and movie theaters, private schools, and the wine industry. Not including SBA PPP loans, exposure to these segments totaled $429.8 million at June 30, 2020, or 20% of the loan portfolio, $365.7 million (or 85%) of which was real estate secured with an average loan-to-value ratio of 38%. The greatest exposure was related to both retail businesses and retail-related commercial real estate loans totaling $198.0 million or 9% of the total portfolio, $184.8 million of which are secured by commercial real estate with an average loan-to-value ratio ("LTV") of 39%, and the majority are also backed by personal guarantees. The wine-industry exposure was $76.7 million, or 4% of the total portfolio, of which $42.1 million is real estate secured, education was $67.4 million, or 3% of the total portfolio, of which $63.0 million is secured by real estate, and hospitality was $48.1 million, of which $45.3 million is secured by real estate.
•As of June 30, 2020, we had made $102.5 million in PPP loans to industries most impacted by the pandemic, the largest of which were in the medical and dental sector at $33.4 million, hospitality at $16.6 million, retail businesses at $16.3 million and education at $11.7 million. As of June 30, 2020, the Bank had originated $298.9 million (net of $8.1 million in deferred fees and costs) in SBA PPP loans to small businesses, the majority of which were our existing customers. Approximately 80% of these customers did not have loans outstanding with the Bank at the onset of the pandemic. We were able to assist 178 non-profit organizations, employing over 6,000 individuals, in receiving $57.4 million in PPP loans. Notably, 73% of the PPP loans were for $150 thousand or less, and almost 90% were $350 thousand or less. Only 48 loans were one million dollars or greater, representing approximately 30% of the total balance. We ended the origination of new PPP loans on June 30, 2020 to help our customers through the loan forgiveness process.
•To provide immediate relief to our clients experiencing hardship, the Bank has granted payment relief on over 260 loans with balances exceeding $386 million, providing full payment deferral or interest-only payments for up to 120 days. Of the loans on payment relief, almost 50% fell into pandemic-impacted industries, the largest being retail-related commercial real estate at $69.7 million, hotels and motels at $36.9 million, and education-related commercial real estate at $25.3 million. Approximately 94% of the payment
Page-30

relief loans are secured by real estate and have an average LTV of 49%, with average LTVs being 43% for retail-related properties, 39% for hotels and motels, and 37% for education-related properties.
•Strong credit quality remains a cornerstone of the Bank's consistent performance. Non-accrual loans totaled $1.6 million, or 0.08% of total loans at June 30, 2020, compared to $226 thousand, or 0.01% at December 31, 2019. Accruing loans past due 30 to 89 days totaled $83 thousand at June 30, 2020, compared to $1.5 million at December 31, 2019. Classified assets (loans with substandard or doubtful risk grades) increased to $13.5 million at June 30, 2020, from $9.9 million at December 31, 2019. Provision for loan losses was $4.2 million for the first six months of 2020 compared to no provision for the same period in 2019. Provision for losses on off-balance sheet commitments for the first six months of 2020 was $362 thousand compared to $129 thousand for the same period in 2019.
•Total deposits increased $443.4 million in the first half of 2020 to $2,779.9 million at June 30, 2020, largely due to temporary increases in our deposits from SBA PPP borrowers. Non-interest bearing deposits represented 52% of total deposits as of June 30, 2020, compared to 48% at December 31, 2019. The cost of average deposits decreased 4 basis points to 0.15% during the first six months of 2020, compared to the same period of 2019.
•Total cash, cash equivalents and restricted cash were $397.7 million at June 30, 2020, compared to $183.4 million at December 31, 2019. Deposits by SBA PPP borrowers contributed significantly to the increase.
•All capital ratios were above regulatory requirements to be considered well-capitalized. The total risk-based capital ratio for Bancorp was 15.8% at June 30, 2020, compared to 15.1% at December 31, 2019.
•Return on assets was 1.05% for the six months ended June 30, 2020, compared to 1.26% for the first six months of 2019. Return on equity was 8.53% for the six months ended June 30, 2020, compared to 9.90% for the six months ended June 30, 2019.
•The Board of Directors has suspended its search for a Chief Executive Officer. Our current CEO, Russell A. Colombo, is committed to remaining in the job as long as needed.
•As announced on June 30, 2020, Timothy D. Myers was appointed Executive Vice President and Chief Operating Officer of Bank of Marin. Mr. Myers will be responsible for the management of Commercial Banking, Retail Banking, Wealth Management & Trust Services and Marketing.
•Also in June, the Bank hired Jake Nguyen, Senior Vice President and Commercial Banking Regional Manager for the San Mateo Commercial Banking Office ("CBO"), which opened August 3, 2020 to serve commercial banking clients in the Peninsula and South Bay regions.
•The Board of Directors declared a cash dividend of $0.23 per share on July 17, 2020. This represents the 61st consecutive quarterly dividend paid by Bank of Marin Bancorp. The dividend is payable on August 7, 2020, to shareholders of record at the close of business on July 31, 2020.

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
Page-31

RESULTS OF OPERATIONS

Highlights of the financial results are presented in the following tables:

(dollars in thousands)	June 30, 2020	December 31, 2019
Selected financial condition data:
Total assets	$3,181,540	$2,707,280
Loans, net	2,089,333	1,826,609
Deposits	2,779,866	2,336,489
Borrowings and other obligations	2,883	2,920
Stockholders' equity	352,240	336,788
Asset quality ratios:
Allowance for loan losses to total loans	0.99%	0.90%
Allowance for loan losses to total loans, excluding non-PCI and SBA PPP loans [1]	1.22%	0.96%
Allowance for loan losses to non-accrual loans	13.15x	73.86x
Non-accrual loans to total loans	0.08%	0.01%
Capital ratios:
Equity to total assets ratio	11.07%	12.44%
Tangible common equity to tangible assets [2]	10.10%	11.30%
Total capital (to risk-weighted assets)	15.77%	15.07%
Tier 1 capital (to risk-weighted assets)	14.71%	14.24%
Tier 1 capital (to average assets)	10.71%	11.66%
Common equity Tier 1 capital (to risk weighted assets)	14.58%	14.11%

	Three months ended		Six months ended
(dollars in thousands, except per share data)	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Selected operating data:
Net interest income	$24,375	$23,789	$48,494	$47,635
Provision for loan losses	2,000	—	4,200	—
Non-interest income	1,813	2,274	4,933	4,045
Non-interest expense	14,141	14,916	29,610	30,444
Net income	7,406	8,235	14,634	15,714
Net income per common share:
Basic	$0.55	$0.60	$1.08	$1.15
Diluted	$0.55	$0.60	$1.07	$1.13
Performance and other financial ratios:
Return on average assets	1.01%	1.32%	1.05%	1.26%
Return on average equity	8.52%	10.26%	8.53%	9.90%
Tax-equivalent net interest margin [3]	3.53%	4.04%	3.70%	4.03%
Cost of deposits	0.09%	0.20%	0.15%	0.19%
Efficiency ratio	54.00%	57.23%	55.42%	58.91%
Cash dividend payout ratio on common stock [4]	41.82%	31.67%	42.59%	33.04%
1 The allowance for loan losses to total loans, excluding non-impaired non-PCI and guaranteed SBA PPP loans, is considered a meaningful non-GAAP financial measure, as it represents only those loans that were considered in the calculation of the allowance for loan losses. Non-PCI loans that were not impaired at June 30, 2020 and December 31, 2019 totaled $95.6 million and $106.8 million, respectively. SBA PPP loans totaled $298.9 million at June 30, 2020. There were no SBA PPP loans as of December 31, 2019.
2 Tangible common equity to tangible assets is considered to be a meaningful non-GAAP financial measure of capital adequacy and is useful for investors to assess Bancorp's ability to absorb potential losses. Tangible common equity of $318 million and $302 million at June 30, 2020 and December 31, 2019, respectively, includes common stock, retained earnings and unrealized gains (losses) on available-for sale securities, net of tax, less goodwill and intangible assets. Tangible assets exclude goodwill and intangible assets of $34.4 million and $34.8 million at June 30, 2020 and December 31, 2019, respectively.
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

	Three months ended			Three months ended
	June 30, 2020			June 30, 2019
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Interest-earning deposits with banks [1]	$173,161	$39	0.09%	$30,928	$190	2.43%
Investment securities [2,3]	550,483	3,886	2.82%	567,813	3,844	2.71%
Loans [1,3,4]	2,043,197	21,399	4.14%	1,758,874	21,180	4.76%
Total interest-earning assets [1]	2,766,841	25,324	3.62%	2,357,615	25,214	4.23%
Cash and non-interest-bearing due from banks	37,680			34,437
Bank premises and equipment, net	5,543			7,108
Interest receivable and other assets, net	133,639			107,089
Total assets	$2,943,703			$2,506,249
Liabilities and Stockholders' Equity
Interest-bearing transaction accounts	$142,778	$39	0.11%	$124,620	$91	0.29%
Savings accounts	182,371	17	0.04%	174,102	17	0.04%
Money market accounts	794,654	383	0.19%	661,363	787	0.48%
Time accounts including CDARS	95,076	142	0.60%	115,272	175	0.61%
Borrowings and other obligations [1]	156	1	2.62%	3,608	24	2.59%
Subordinated debenture [1]	2,733	40	5.73%	2,664	58	8.69%
Total interest-bearing liabilities	1,217,768	622	0.21%	1,081,629	1,152	0.43%
Demand accounts	1,332,986			1,073,909
Interest payable and other liabilities	43,255			28,621
Stockholders' equity	349,694			322,090
Total liabilities & stockholders' equity	$2,943,703			$2,506,249
Tax-equivalent net interest income/margin [1]		$24,702	3.53%		$24,062	4.04%
Reported net interest income/margin [1]		$24,375	3.49%		$23,789	3.99%
Tax-equivalent net interest rate spread			3.41%			3.80%
Page-33

	Six months ended			Six months ended
	June 30, 2020			June 30, 2019
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
(in thousands; unaudited)	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Interest-earning deposits with banks [1]	$136,261	$371	0.54%	$26,832	$329	2.44%
Investment securities [2,3]	553,690	8,151	2.94%	593,545	8,034	2.71%
Loans [1,3,4]	1,938,189	42,465	4.33%	1,757,602	42,067	4.76%
Total interest-earning assets [1]	2,628,140	50,987	3.84%	2,377,979	50,430	4.22%
Cash and non-interest-bearing due from banks	39,262			32,702
Bank premises and equipment, net	5,741			7,308
Interest receivable and other assets, net	126,274			105,894
Total assets	$2,799,417			$2,523,883
Liabilities and Stockholders' Equity
Interest-bearing transaction accounts	$140,587	$105	0.15%	$126,168	$168	0.27%
Savings accounts	172,905	33	0.04%	177,211	35	0.04%
Money market accounts	777,635	1,354	0.35%	667,218	1,551	0.47%
Time accounts including CDARS	95,616	303	0.64%	114,336	294	0.52%
Borrowings and other obligations [1]	257	3	2.06%	5,500	71	2.56%
Subordinated debenture [1]	2,724	89	6.46%	2,655	118	8.87%
Total interest-bearing liabilities	1,189,724	1,887	0.32%	1,093,088	2,237	0.41%
Demand accounts	1,226,481			1,080,392
Interest payable and other liabilities	38,150			30,383
Stockholders' equity	345,062			320,020
Total liabilities & stockholders' equity	$2,799,417			$2,523,883
Tax-equivalent net interest income/margin [1]		$49,100	3.70%		$48,193	4.03%
Reported net interest income/margin [1]		$48,494	3.65%		$47,635	3.98%
Tax-equivalent net interest rate spread			3.52%			3.81%

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

Analysis of Changes in Tax-Equivalent Net Interest Income

The following table presents the effects of changes in average balances (volume) or changes in average rates on tax-equivalent net interest income for the years indicated. Volume variances are equal to the increase or decrease in average balances multiplied by prior period rates. Rate variances are equal to the increase or decrease in rates multiplied by prior period average balances. Mix variances are attributable to the change in yields or rates multiplied by the change in average balances, including one more day in the six months ended June 30, 2020.
Page-34

	Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019				Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019
(in thousands)	Volume	Yield/Rate	Mix	Total	Volume	Yield/Rate	Mix	Total
Interest-earning deposits with banks	$875	$(184)	$(842)	$(151)	$1,343	$(257)	$(1,044)	$42
Investment securities [1]	(117)	165	(6)	42	(539)	703	(47)	117
Loans [1]	3,424	(2,759)	(446)	219	4,322	(3,770)	(154)	398
Total interest-earning assets	4,182	(2,778)	(1,294)	110	5,126	(3,324)	(1,245)	557
Interest-bearing transaction accounts	13	(57)	(8)	(52)	19	(74)	(8)	(63)
Savings accounts	1	—	(1)	—	(1)	—	(1)	(2)
Money market accounts	158	(468)	(94)	(404)	257	(396)	(58)	(197)
Time accounts, including CDARS	(31)	(2)	—	(33)	(48)	66	(9)	9
Borrowings and other obligations	(23)	—	—	(23)	(68)	(14)	14	(68)
Subordinated debenture	2	(20)	—	(18)	3	(32)	—	(29)
Total interest-bearing liabilities	120	(547)	(103)	(530)	162	(450)	(62)	(350)
Changes in tax-equivalent net interest income	$4,062	$(2,231)	$(1,191)	$640	$4,964	$(2,874)	$(1,183)	$907
[1] Yields and interest income on tax-exempt securities and loans are presented on a taxable-equivalent basis using the federal statutory rate of 21%.
Second Quarter of 2020 Compared to Second Quarter of 2019

Net interest income totaled $24.4 million in the second quarter of 2020, compared to $23.8 million in the same quarter a year ago. The $586 thousand increase was primarily due to higher balances in most loan categories led by SBA PPP loans and higher interest-earning balances with banks due to temporary increases in SBA PPP borrowers' deposit accounts. These increases were partially offset by the net effect of a full quarter of lower rates on interest-earning assets and interest-bearing liabilities.

The tax-equivalent net interest margin was 3.53% in the second quarter of 2020 compared to 4.04% in the same quarter of the previous year.  The decrease from the second quarter of 2019 was mostly attributed to low interest rates impacting yields on interest-earning assets, partially offset by lower rates on deposit accounts. The SBA PPP loans lowered the second quarter of 2020 tax-equivalent net interest margin by 3 basis points.

First Six Months of 2020 Compared to First Six Months of 2019

Net interest income totaled $48.5 million in the six months ended June, 30 2020, compared to $47.6 million in the same period a year ago. The $859 thousand increase was primarily due to higher average loan and interest-earning cash balances driven by SBA PPP loans and deposits. These increases were partially offset by the net effect of lower rates on interest-earning assets and interest-bearing liabilities for a full quarter.

The tax-equivalent net interest margin was 3.70% in the six months ended June 30, 2020, compared to 4.03% in the same period a year ago.  The decrease from the first six months of 2019 was mostly attributed to low interest rates impacting yields on interest-earning assets, partially offset by lower rates on non-maturing deposit accounts. SBA PPP loans lowered the tax-equivalent net interest margin by 2 basis points during the first six months of 2020. As of June 30, 2020, deferred SBA PPP processing fees, net of costs, totaled $8.1 million, which will be recognized in interest income over the remaining contractual term and accelerated when these loans are forgiven or paid off. Once the SBA finalizes the guidelines, we will work with our customers toward the objective of maximizing loan forgiveness.

Market Interest Rates

In response to the evolving risks to economic activity posed by the COVID-19 pandemic, the Federal Reserve Open Market Committee ("FOMC") made two emergency cuts totaling 150 basis points to the federal funds rate in March 2020. This will continue to put downward pressure on our asset yields and net interest margin. See ITEM 3. Quantitative and Qualitative Disclosure about Market Risk for further information.

Provision for Loan Losses

Page-35

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
Impaired loan balances totaled $11.9 million at June 30, 2020 and $11.5 million at December 31, 2019, with specific valuation allowances of $434 thousand and $397 thousand for the same respective dates. Loans graded special mention totaled $72.4 million at June 30, 2020 and $73.4 million at December 31, 2019. Classified assets (loans with substandard or doubtful risk grades) increased to $13.5 million at June 30, 2020, from $9.9 million at December 31, 2019. The $3.6 million increase was primarily due to the downgrade of two non-owner occupied commercial real estate loans and one loan secured by a triplex property (both with low loan-to-value ratios), and three home equity loans. There were no loans with doubtful risk grades at June 30, 2020 or December 31, 2019.

In accordance with the accounting relief provisions of the CARES Act, the Bank has postponed the adoption of the CECL accounting standard to focus on our customers' needs during the COVID-19 pandemic and due to the lack of clarity around the extent and duration of the COVID-19 pandemic, which hindered development of reasonable and supportable forecasts in the early days of the pandemic. Under the existing incurred loss model we adjusted certain qualitative factors, primarily to account for the significant increase in the unemployment rate and recorded $2.0 million and $4.2 million loan loss provisions in the three and six month periods ended June 30, 2020, compared to no provisions for the same periods in the prior year. Net charge-offs were $16 thousand and $9 thousand in the three and six month periods ended June 30, 2020, compared to net recoveries of $18 thousand and $14 thousand for the same respective periods in the prior year.

The ratio of allowance for loan losses to total loans, including acquired loans and SBA-guaranteed PPP loans, was 0.99% at June 30, 2020, compared to 0.90% at December 31, 2019. Excluding the $298.9 million in guaranteed SBA PPP loans and $96.8 million in non-PCI acquired loans, the ratio of the allowance for loan losses to total loans would have been 1.22% at June 30, 2020. The Bank had no SBA loans at December 31, 2019. Non-accrual loans totaled $1.6 million, or 0.08% of total loans at June 30, 2020, compared to $226 thousand, or 0.01% of total loans at December 31, 2019. The $1.4 million increase in non-accrual loans was attributable to one loan secured by a triplex property and one home equity loan.

For more information, refer to Note 5 to the Consolidated Financial Statements in this Form 10-Q.

Non-interest Income

The following tables detail the components of non-interest income.

	Three months ended		Amount	Percent
(dollars in thousands)	June 30, 2020	June 30, 2019	Increase (Decrease)	Increase (Decrease)
Service charges on deposit accounts	$293	$485	$(192)	(39.6)%
Wealth Management and Trust Services	421	473	(52)	(11.0)%
Debit card interchange fees, net	308	414	(106)	(25.6)%
Merchant interchange fees, net	47	87	(40)	(46.0)%
Earnings on bank-owned life insurance	234	235	(1)	(0.4)%
Dividends on FHLB stock	146	193	(47)	(24.4)%
Gains on sale of investment securities, net	115	61	54	88.5%
Other income	249	326	(77)	(23.6)%
Total non-interest income	$1,813	$2,274	$(461)	(20.3)%

Page-36

	Six months ended		Amount	Percent
(dollars in thousands)	June 30, 2020	June 30, 2019	Increase (Decrease)	Increase (Decrease)
Service charges on deposit accounts	$744	$964	$(220)	(22.8)%
Wealth Management and Trust Services	925	911	14	1.5%
Debit card interchange fees, net	668	794	(126)	(15.9)%
Merchant interchange fees, net	120	174	(54)	(31.0)%
Earnings on bank-owned life insurance, net	509	175	334	190.9%
Dividends on FHLB stock	354	389	(35)	(9.0)%
Gains on investment securities, net	915	55	860	1,563.6%
Other income	698	583	115	19.7%
Total non-interest income	$4,933	$4,045	$888	22.0%

Second Quarter of 2020 Compared to Second Quarter of 2019

Non-interest income decreased by $461 thousand in the second quarter of 2020 to $1.8 million, compared to $2.3 million in the same quarter a year ago. The decrease was primarily related to lower service charges on deposit accounts from waiving ATM and overdraft fees in response to COVID-19, lower interchange fees due to decreased activity and volume, and small decreases in most other non-interest income categories.

First Six Months of 2020 Compared to First Six Months of 2019

Non-interest income increased by $888 thousand in the first six months of 2020 to $4.9 million, compared to $4.0 million in the same period a year ago. The increase was mostly attributable to higher gains on the sale of investment securities in the first half of 2020 and $283 thousand non-refundable costs for underwriting two new bank-owned life insurance policies purchased in the first quarter of 2019. These increases were partially offset by service charges on deposit accounts from waiving ATM and overdraft fees in response to COVID-19 and lower interchange fees due to decreased activity and volume.

Non-interest Expense

The following tables detail the components of non-interest expense.

	Three months ended		Amount	Percent
(dollars in thousands)	June 30, 2020	June 30, 2019	Increase (Decrease)	Increase (Decrease)
Salaries and related benefits	$7,864	$8,868	$(1,004)	(11.3)%
Occupancy and equipment	1,661	1,578	83	5.3%
Depreciation and amortization	526	572	(46)	(8.0)%
Federal Deposit Insurance Corporation insurance	116	174	(58)	(33.3)%
Data processing	829	1,004	(175)	(17.4)%
Professional services	550	535	15	2.8%
Directors' expense	175	187	(12)	(6.4)%
Information technology	252	284	(32)	(11.3)%
Amortization of core deposit intangible	213	221	(8)	(3.6)%
Provision for losses on off-balance sheet commitments	260	—	260	NM
Other non-interest expense
Advertising	158	194	(36)	(18.6)%
Other expense	1,537	1,299	238	18.3%
Total other non-interest expense	1,695	1,493	202	13.5%
Total non-interest expense	$14,141	$14,916	$(775)	(5.2)%
NM - Not Meaningful
Page-37

	Six months ended		Amount	Percent
(dollars in thousands)	June 30, 2020	June 30, 2019	Increase (Decrease)	Increase (Decrease)
Salaries and related benefits	$17,341	$18,014	$(673)	(3.7)%
Occupancy and equipment	3,324	3,109	215	6.9%
Depreciation and amortization	1,052	1,128	(76)	(6.7)%
Federal Deposit Insurance Corporation insurance	118	353	(235)	(66.6)%
Data processing	1,615	2,019	(404)	(20.0)%
Professional services	1,094	1,121	(27)	(2.4)%
Directors' expense	349	366	(17)	(4.6)%
Information technology	502	543	(41)	(7.6)%
Core deposit intangible amortization	426	443	(17)	(3.8)%
Provision for losses on off-balance sheet commitments	362	129	233	180.6%
Other non-interest expense
Advertising	409	405	4	1.0%
Other expense	3,018	2,814	204	7.2%
Total other non-interest expense	3,427	3,219	208	6.5%
Total non-interest expense	$29,610	$30,444	$(834)	(2.7)%

Second Quarter of 2020 Compared to Second Quarter of 2019

Non-interest expense decreased by $775 thousand to $14.1 million, compared to $14.9 million in the same period a year ago. The decrease was primarily due to deferral of approximately $890 thousand in salaries and benefits related to SBA PPP loan origination costs and lower data processing expenses due to our digital platform conversion. These decreases were partially offset by the $260 thousand provision for losses on off-balance sheet loan commitments and increases in other expenses primarily due to higher recruiting costs and contributions to nonprofit organizations affected by the pandemic.

First Six Months of 2020 Compared to First Six Months of 2019

Non-interest expense decreased by $834 thousand to $29.6 million in the first half of 2020, compared to $30.4 million in the same period a year ago. The decrease was primarily associated with the deferral of $890 thousand in salaries and benefits related to SBA PPP loan origination costs, lower data processing expenses due to our digital platform conversion, and lower FDIC insurance expenses due to assessment credits from the FDIC. These assessment credits were fully utilized as of June 30, 2020. These positive variances were partially offset by higher recruiting expenses, contributions to nonprofit organizations, higher occupancy and equipment costs, and higher provision for losses on off-balance sheet loan commitments.

To assist our employees through the pandemic, on July 31, 2020 we paid $1,200 per employee totaling $360 thousand. In addition to employee assistance, we expect to donate approximately $350 thousand in charitable contributions to nonprofit organizations in the third quarter of 2020.

We have contracted with third-party consultants to assist us and our customers with the SBA PPP loan forgiveness application and approval process and expect to incur approximately $400 thousand in consulting-related expenses over the remainder of 2020.

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

The provision for income taxes for the second quarter of 2020 totaled $2.6 million at an effective tax rate of 26.3%, compared to $2.9 million at an effective tax rate of 26.1% in the same quarter last year. The provision for income taxes for the first half of 2020 totaled $5.0 million at an effective tax rate of 25.4%, compared to $5.5 million at an
Page-38

effective tax rate of 26.0% for the first half of 2019. The decrease in the provision reflected the lower level of pre-tax income and higher tax exempt earnings on investment securities and BOLI. The decrease in the effective tax rate reflected a higher level of discrete tax benefits in 2020 from the exercise of non-qualified stock options and disqualifying dispositions of incentive stock options compared to 2019, partially offset by a decrease in tax benefits associated with the vesting of restricted stock.

We file a consolidated return in the U.S. Federal tax jurisdiction and a combined return in the State of California tax jurisdiction. There were no ongoing federal or state income tax examinations at the issuance of this report. At June 30, 2020, neither the Bank nor Bancorp had accruals for interest nor penalties related to unrecognized tax benefits.

FINANCIAL CONDITION SUMMARY

At June 30, 2020, assets totaled $3,181.5 million, an increase of $474.2 million, from $2,707.3 at December 31, 2019, mainly due to an increase in cash and loans related to our participation in the PPP in response to the COVID-19 pandemic as explained below.
Cash, Cash Equivalents and Restricted Cash

Total cash, cash equivalents and restricted cash were $397.7 million at June 30, 2020, compared to $183.4 million at December 31, 2019. The $214.3 million increase was largely due to temporary increases in SBA PPP borrowers' deposit accounts. Effective March 26, 2020, the Federal Reserve reduced the reserve requirement ratios to zero percent in response to the COVID-19 pandemic resulting in no restricted cash requirements as of June 30, 2020. Restricted cash held at the Federal Reserve as of December 31, 2019 totaled $4.8 million.

Investment Securities

The investment securities portfolio totaled $555.6 million at June 30, 2020, a decrease of $14.1 million from December 31, 2019. The decrease reflects paydowns, calls and maturities totaling $48.5 million and sales totaling $32.8 million during the first half of 2020, partially offset by purchases of $56.9 million high credit quality longer duration securities and increase in the fair value of available-for-sale securities in 2020. During the first and second quarters of 2020, respectively, we sold $26.6 million of short duration agency residential mortgage-backed securities subject to increasing prepayment speeds and $6.2 million of obligations of state and political subdivisions that were sensitive to the credit exposure posed by the COVID-19 pandemic.

The following table summarizes our investment in obligations of state and political subdivisions at June 30, 2020 and December 31, 2019.

	June 30, 2020			December 31, 2019
(dollars in thousands)	Amortized Cost	Fair Value	% of Total State and Political Subdivisions	Amortized Cost	Fair Value	% of Total State and Political Subdivisions
Within California:
General obligation bonds	$3,860	$4,102	4.0%	$4,597	$4,813	6.6%
Revenue bonds	2,570	2,675	2.7	2,928	2,977	4.2
Tax allocation bonds	3,354	3,443	3.5	3,376	3,456	4.9
Total within California	9,784	10,220	10.2	10,901	11,246	15.7
Outside California:
General obligation bonds	56,711	59,035	58.9	45,974	46,976	66.1
Revenue bonds	29,798	30,780	30.9	12,680	12,648	18.2
Total outside California	86,509	89,815	89.8	58,654	59,624	84.3
Total obligations of state and political subdivisions	$96,293	$100,035	100.0%	$69,555	$70,870	100.0%

The portion of the portfolio outside the state of California is distributed among twelve states. Of the total investment in obligations of state and political subdivisions, the largest concentrations outside of California are in Texas (55.5%), Maryland (7.1%), and Florida (5.6%). During March 2020, we strategically increased our credit exposure to obligations issued by high credit quality municipal issuers in Texas that are either guaranteed by the AAA-rated
Page-39

Texas Permanent School Fund ("PSF") or backed by revenue sources from essential services (such as utilities and transportation). We have $6.0 million in obligations of Texas school district issuers having high concentrations in oil and gas industry taxpayers and all of them have credit guarantees from PSF. We have little or no exposure to municipal sectors such as higher education or health care that are most vulnerable to credit risks posed by the COVID-19 pandemic.

Investments in states, municipalities and political subdivisions are subject to an initial pre-purchase credit assessment and ongoing monitoring. Key considerations include:

•The soundness of a municipality’s budgetary position and stability of its tax revenues
•Debt profile and level of unfunded liabilities, diversity of revenue sources, taxing authority of the issuer
•Local demographics/economics including unemployment data, largest taxpayers and local employers, income indices and home values
•For revenue bonds, the source and strength of revenue for municipal authorities including the obligor’s financial condition and reserve levels, annual debt service and debt coverage ratio, and credit enhancement (such as insurer’s strength and collateral in escrow accounts)
•Credit ratings by major credit rating agencies

Loans

Loans increased by $266.9 million and totaled $2,110.2 million at June 30, 2020, primarily due to SBA PPP loans which totaled $298.9 million (net of $8.1 million in deferred loan origination fees and costs) or 14% of loan balances at June 30, 2020. We ended the origination of new PPP loans on June 30, 2020 to focus our efforts on helping our customers through the loan forgiveness process. New non-PPP related loan originations totaled $71.6 million in the first six months of 2020. Payoffs totaled $83.4 million and line utilization decreased $16.8 million during the first six months of 2020.

Liabilities

During the first six months of 2020, total liabilities increased by $458.8 million to $2,829.3 million. Deposits increased $443.4 million in the first six months of 2020, primarily driven by a combination of PPP loan proceeds and increased liquidity throughout the banking system as a result of depositors' higher level of savings during these uncertain economic times. Non-interest bearing deposits increased $314.0 million in the first six months of 2020 to $1,442.8 million, and represented 51.9% of total deposits at June 30, 2020, compared to 48.3% at December 31, 2019. Liabilities as of June 30, 2020 included operating lease liabilities totaling $24.6 million, which increased $12.0 million in the first six months of 2020 due to the extension of lease terms for our existing headquarters office and three retail branches and a new lease agreement for one of our retail branches.

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

Management reviews capital ratios on a regular basis to ensure that capital exceeds the prescribed regulatory minimums and is adequate to meet our anticipated future needs.  For all periods presented, the Bank’s ratios exceed the regulatory definition of “well capitalized” under the regulatory framework for prompt corrective action and Bancorp’s ratios exceed the required minimum ratios to be considered a well-capitalized bank holding company. In addition, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action as of June 30, 2020. There are no conditions or events since that notification that Management believes have changed the Bank’s categories and we expect the Bank to remain well capitalized for prompt corrective action purposes.

Page-40

In July 2013, the Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Corporation and the Office of the Comptroller of the Currency ("Agencies") finalized regulatory capital rules known as “Basel III.” Fully phased in on January 1, 2019, Basel III required the Bank to maintain (i) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 8.5%, and (ii) a minimum ratio of common equity Tier 1 capital to risk-weighted assets of at least 7.0%, both inclusive of a 2.50% “capital conservation buffer." The implementation of the capital conservation buffer began on January 1, 2016 at the 0.625% level and was phased in over a four-year period (increasing by 0.625% each subsequent January 1, until it reached 2.50% on January 1, 2019). In August 2018, the Board of Governors of the Federal Reserve System changed the definition of a "Small Bank Holding Company" by increasing the asset threshold from $1.0 billion to $3.0 billion. As a result, Bancorp was not subject to separate minimum capital requirements as of December 31, 2019. However, we disclosed comparative capital ratios for Bancorp, which would have exceeded well-capitalized levels had Bancorp been subject to the same minimum capital requirements in 2019.

The Bancorp’s and Bank’s capital adequacy ratios as of June 30, 2020 and December 31, 2019 are presented in the following tables. Bancorp's Tier 1 capital includes the subordinated debenture, which are not included at the Bank level.

Capital Ratios for Bancorp (dollars in thousands)	Actual Ratio		Adequately Capitalized Threshold[1]			Ratio to be a Well Capitalized Bank Holding Company
June 30, 2020	Amount	Ratio	Amount		Ratio	Amount		Ratio
Total Capital (to risk-weighted assets)	$332,166	15.77%	≥ $	221,176	≥ 10.50%	≥ $	210,644	≥ 10.00%
Tier 1 Capital (to risk-weighted assets)	$309,849	14.71%	≥ $	179,048	≥ 8.50%	≥ $	168,515	≥ 8.00%
Tier 1 Capital (to average assets)	$309,849	10.71%	≥ $	115,702	≥ 4.00%	≥ $	144,627	≥ 5.00%
Common Equity Tier 1 (to risk-weighted assets)	$307,106	14.58%	≥ $	147,451	≥ 7.00%	≥ $	136,919	≥ 6.50%
December 31, 2019
Total Capital (to risk-weighted assets)	$319,317	15.07%	≥ $	222,430	≥ 10.50%	≥ $	211,838	≥ 10.00%
Tier 1 Capital (to risk-weighted assets)	$301,553	14.24%	≥ $	180,063	≥ 8.50%	≥ $	169,471	≥ 8.00%
Tier 1 Capital (to average assets)	$301,553	11.66%	≥ $	103,489	≥ 4.00%	≥ $	129,361	≥ 5.00%
Common Equity Tier 1 (to risk-weighted assets)	$298,845	14.11%	≥ $	148,287	≥ 7.00%	≥ $	137,695	≥ 6.50%
1 The adequately capitalized threshold includes the capital conservation buffer that was effective in 2018 and fully phased-in on January 1, 2019.

Capital Ratios for the Bank (dollars in thousands)	Actual Ratio		Adequately Capitalized Threshold[1]			Ratio to be Well Capitalized under Prompt Corrective Action Provisions
June 30, 2020	Amount	Ratio	Amount		Ratio	Amount		Ratio
Total Capital (to risk-weighted assets)	$316,621	15.03%	≥ $	221,177	≥ 10.50%	≥ $	210,644	≥ 10.00%
Tier 1 Capital (to risk-weighted assets)	$294,305	13.97%	≥ $	179,048	≥ 8.50%	≥ $	168,516	≥ 8.00%
Tier 1 Capital (to average assets)	$294,305	10.17%	≥ $	115,701	≥ 4.00%	≥ $	144,626	≥ 5.00%
Common Equity Tier 1 (to risk-weighted assets)	$294,305	13.97%	≥ $	147,451	≥ 7.00%	≥ $	136,919	≥ 6.50%
December 31, 2019
Total Capital (to risk-weighted assets)	$309,875	14.63%	≥ $	222,437	≥ 10.50%	≥ $	211,844	≥ 10.00%
Tier 1 Capital (to risk-weighted assets)	$292,111	13.79%	≥ $	180,068	≥ 8.50%	≥ $	169,476	≥ 8.00%
Tier 1 Capital (to average assets)	$292,111	11.29%	≥ $	103,488	≥ 4.00%	≥ $	129,360	≥ 5.00%
Common Equity Tier 1 (to risk-weighted assets)	$292,111	13.79%	≥ $	148,291	≥ 7.00%	≥ $	137,699	≥ 6.50%
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
Page-41

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

The most significant factor in our daily liquidity position has been the level of customer deposits. The attraction and retention of new deposits depends upon the variety and effectiveness of our customer account products, service and convenience, and rates paid to customers, as well as our financial strength. The $443.4 million increase in deposits in the first half of 2020 was primarily due to temporary increases in deposits from PPP borrowers, which we expect to be utilized by the end of 2020. As of June 30, 2020, the Bank had funded $298.9 million in PPP loans (net of $8.1 million of deferred loan origination fees, net of costs). In addition, there has been an influx of deposits throughout the banking system as a result of depositors' higher level of savings during the uncertain economic times.

In March 2020, we began providing loan payment relief by allowing certain borrowers with hardship requests either full payment deferrals or interest-only payments for up to 120 days. As of July 10, 2020, the Bank had approved over 260 loan modifications exceeding $386 million. The Bank has substantial contingent and on-balance-sheet liquidity to support the loan payment relief programs, including unencumbered available-for-sale securities and cash totaling $1.1 billion at June 30, 2020.

Our cash and cash equivalents increased $214.3 million from December 31, 2019, primarily due an increase in deposits of $443.4 million as explained above. Other significant sources of liquidity during the first six months of 2020 included $82.2 million in paydowns, maturities and sales of investment securities and $29.6 million net cash provided by operating activities (including $10.4 million in processing fees received from the SBA for the origination of PPP loans as of June 30, 2020). Uses of liquidity during the first six months of 2020 included $273.2 million in loan originations, net of principal collected, $56.9 million in investment securities purchases, and $6.2 million in cash dividends paid on common stock to our shareholders. There were no common stock repurchases in the second quarter of 2020. Refer to the Consolidated Statement of Cash Flows in this Form 10-Q for additional information on our sources and uses of liquidity. Management anticipates that our current strong liquidity position and core deposit base will provide adequate liquidity to fund our operations.

Undrawn credit commitments, as discussed in Note 8 to the Consolidated Financial Statements in this Form 10-Q, totaled $553.3 million at June 30, 2020. These commitments, to the extent used, are expected to be funded primarily through the repayment of existing loans, deposit growth and liquid assets. Over the next twelve months, $67.3 million of time deposits will mature. In addition, we waived the early withdrawal penalties for certificates of deposit as part of the CARES Act, which might cause more depositors to withdraw time deposits during the uncertain economic environment. Our emphasis on local deposits combined with our equity position is expected to provide a strong funding base.

Since Bancorp is a holding company and does not conduct regular banking operations, its primary sources of liquidity are dividends from the Bank. Under the California Financial Code, payment of a dividend from the Bank to Bancorp without advance regulatory approval is restricted to the lesser of the Bank’s retained earnings or the amount of the Bank’s net profits from the previous three fiscal years less the amount of dividends paid during that period. The primary uses of funds for Bancorp are shareholder dividends and ordinary operating expenses.  Bancorp held $15.5 million of cash at June 30, 2020. The cash level at Bancorp is deemed sufficient to cover Bancorp's operational needs and cash dividends to shareholders through mid-2021. Management anticipates that the Bank will continue to have sufficient earnings to provide dividends to Bancorp to meet its funding requirements going forward.

Page-42

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

To mitigate interest rate risk, the structure of our assets and liabilities is managed with the objective of correlating the effects of interest rate changes on loans and investments with those of deposits and borrowings. The asset liability management policy sets limits on the acceptable amount of change to net interest income and economic value of equity in different interest rate environments.

From time to time, we enter into interest rate swap contracts to mitigate the changes in the fair value of specified long-term fixed-rate loans and firm commitments to enter into long-term fixed-rate loans caused by changes in interest rates. See Note 9 to the Consolidated Financial Statements in this Form 10-Q.

ALCO and the Board of Directors review our exposure to interest rate risk at least quarterly. We use simulation models to measure interest rate risk and to evaluate strategies to improve profitability. A simplified static statement of condition is prepared on a quarterly basis as a starting point, using instrument level data of our actual loans, investments, borrowings and deposits as inputs. If potential changes to net equity value and net interest income resulting from hypothetical interest rate changes are not within the limits established by the Board of Directors, Management may adjust the asset and liability mix to bring the risk position within approved limits or take other actions. At June 30, 2020, interest rate risk was within policy guidelines established by ALCO and the Board. One set of interest rates modeled and evaluated against flat interest rates is a series of immediate parallel shifts in the yield curve. These are provided in the following table as an example rather than an expectation of likely interest rate movements.

Immediate Changes in Interest Rates (in basis points)	Estimated Change in Net Interest Income in Year 1, as percent of Net Interest Income	Estimated Change in Net Interest Income in Year 2, as percent of Net Interest Income
up 400	(2.5)%	9.7%
up 300	(1.7)%	7.6%
up 200	(1.1)%	4.8%
up 100	(0.9)%	1.3%
down 100	(0.6)%	(1.1)%

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
Page-43

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

Changes in Internal Control over Financial Reporting

While many employees have been working remotely due to the COVID-19 pandemic, our branches remain open and we are continually monitoring our internal controls over financial reporting to minimize any related impact of pandemic. In April 2020, Bank of Marin began participating in the SBA PPP and integrated the related processes and systems into our overall internal control over financial reporting. As a result, we implemented or modified certain internal controls, including but not limited to the following:
• Enhanced controls to facilitate SBA PPP loan application, approval, and data input processes.
• Added controls for the deferral and recognition of the SBA PPP processing fees and loan origination costs.
• Implemented controls over SBA PPP loan reporting (Form 1502).
• Began to establish controls and necessary systems related to the SBA PPP loan forgiveness program, which we expect to begin in the third quarter of 2020.
During the quarter ended June 30, 2020, other than the items described above, there were no significant changes that materially affected, or are reasonably likely to affect, our internal control over financial reporting. The term internal control over financial reporting, as defined by Rule 15d-15(f) of the Act, is a process designed by, or under the supervision of, the issuer's principal executive and principal financial officers, or persons performing similar functions, and effected by the issuer's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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
Our Business, Results of Operations, and Financial Condition Have Been, and Will Likely Continue to be, Adversely Affected by the Ongoing COVID-19 Pandemic
On March 11, 2020, the World Health Organization declared COVID-19 a pandemic, which has spread globally including in the United States. On March 13, 2020, the President of the United States declared the COVID-19 pandemic a national emergency. The pandemic has caused significant economic disruption and many states and local governments have continued to order non-essential businesses to close or scale back services. The extent to which the pandemic impacts our business, results of operations and financial condition will depend on future developments, which are highly uncertain and are difficult to predict, including, but not limited to, the duration and spread of the outbreak, its severity, actions to contain the virus, and how quickly and to what extent normal economic and operating conditions can resume, particularly in California. As a result, we are subject to the
Page-44

following risks, which could have a material effect on our business, financial condition, results of operations, capital position and liquidity:
•The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains, created significant volatility and disruption in financial markets and equity market valuations, and increased unemployment levels. This may lead to an increase in loan delinquencies, problem assets and foreclosures, which may increase loan losses, particularly if businesses remain closed, the impact on the global economy worsens, or more customers draw on their lines of credit or seek additional loans to help finance their businesses. Additionally, the expiration of the payment relief provided under Section 4013 of the CARES Act may result in loan delinquencies and impairments that could increase the provision for loan losses.
•Collateral securing our loans may decline in value, which could increase credit losses in our loan portfolio and necessitate increases in the allowance for loan losses.
•Demand for our products and services may decline, and deposit balances may decrease making it difficult to grow assets and income.
•The decline in the target federal funds rate has decreased yields on our assets that exceed the decline in our cost of interest-bearing liabilities, which may continue to reduce our net interest margin.
•The future adoption of the CECL standard, which is highly dependent on unemployment rate forecasts over the life of our loans, could significantly increase the allowance for credit losses and decrease net income.
•The continued market turmoil could reduce our wealth management and trust services revenue.
•Our business operations may be disrupted if significant portions of our workforce are unable to work effectively because of illness, quarantines, government actions, and other restrictions in connection with the pandemic.
Recent government actions to provide substantial financial support to businesses (e.g., Paycheck Protection Program) could partially mitigate the financial impact to us and our borrowers. However, the success of these measures is unknown and they may not be sufficient to mitigate fully the negative impact of the ongoing pandemic.
Our Traditional Service Delivery Channels may be Impacted by the COVID-19 Pandemic
In light of the external COVID-19 threat, the Board of Directors and senior management are continuously monitoring the situation, providing frequent communications, and making adjustments and accommodations for both external clients and our employees. All branches remain open to serve our customers and local communities, with modified hours and strict social distancing protocols in place as well as a maximum of two customers allowed in a branch at one time. Our customers have been encouraged to utilize alternative banking options including ATM, digital and telephone banking. Further, many employees are working remotely, and travel as well as face-to-face meeting restrictions are in effect. In addition, given the increasing risk of cybersecurity incidents during the pandemic, we have enhanced our cybersecurity protocols. If the pandemic worsens or lasts for an extended period of time, to protect the health of the Bank’s workforce and our customers, we may need to enact further precautionary measures to help minimize the risks to our employees and customers, thus potentially altering our service delivery channels and operations over a prolonged period. These changes to our traditional service delivery channels may negatively impact our customers' experience of banking with us, and therefore negatively impact our financial condition and results of operations.

ITEM 2       Unregistered Sales of Equity Securities and Use of Proceeds

On April 23, 2018, Bancorp announced that its Board of Directors approved a Share Repurchase Program under which Bancorp may repurchase up to $25.0 million of its outstanding common stock through May 1, 2019. The Board subsequently extended the Share Repurchase Program, which expired on February 28, 2020, with cumulative purchases of 561,355 shares totaling $23.5 million. Approximately $1.5 million in authorized share repurchases expired utilized.

On January 24, 2020, Bancorp Board of Directors approved a new Share Repurchase Program under which Bancorp may repurchase up to $25.0 million of its outstanding common stock through February 28, 2022. The new share repurchase program began in March 2020 and was suspended indefinitely by the Board of Directors on March 20, 2020 to focus our resources on responding to customer needs during the COVID-19 pandemic. Repurchases under the new program were 58,526 shares totaling $1.8 million, with approximately $23.2 million available for future repurchases. The program will be monitored with the opportunity to reinstitute when the Board deems appropriate.

Page-45

There were 92,664 shares repurchased totaling $3.2 million in the first half of 2020, none of which took place in the second quarter of 2020. For additional information, refer to Note 7 to the Consolidated Financial Statements in this Form 10-Q.

ITEM 3       Defaults upon Senior Securities
None.

ITEM 4      Mine Safety Disclosures
Not applicable.

ITEM 5      Other Information
None.
Page-46

ITEM 6       Exhibits

The following exhibits are filed as part of this report or hereby incorporated by references to filings previously made with the SEC.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
3.01	Articles of Incorporation, as amended	10-Q	001-33572	3.01	November 7, 2007
3.02	Bylaws	10-Q	001-33572	3.02	May 9, 2011
3.02a	Bylaws Amendment	8-K	001-33572	3.03	July 6, 2015
4.01	Rights Agreement, dated July 6, 2017	8-A12B	001-33572	4.1	July 7, 2017
4.02	Description of Capital Stock	10-K	001-33572	4.02	March 13, 2020
10.01	Employee Stock Ownership Plan	S-8	333-218274	4.1	May 26, 2017
10.02	2017 Employee Stock Purchase Plan	S-8	333-221219	4.1	October 30, 2017
10.03	2017 Equity Plan, as amended	S-8	333-227840	4.1	October 15, 2018
10.04	2020 Director Stock Plan	S-8	333-239555	4.1	June 30, 2020
10.05	Form of Indemnification Agreement for Directors and Executive Officers, dated August 9, 2007	10-Q	001-33572	10.06	November 7, 2007
10.06	Form of Employment Agreement, dated January 23, 2009	8-K	001-33572	10.1	January 26, 2009
10.07	2010 Annual Individual Incentive Compensation Plan	8-K	001-33572	99.1	October 21, 2010
10.08	Salary Continuation Agreement for executive officer Russell Colombo, Chief Executive Officer, dated January 1, 2011	8-K	001-33572	10.1	January 6, 2011
10.09	Salary Continuation Agreement for executive officer Peter Pelham, Director of Retail Banking, dated January 1, 2011	8-K	001-33572	10.4	January 6, 2011
10.10	Salary Continuation Agreement for executive officer Tani Girton, Chief Financial Officer, dated October 18, 2013	8-K	001-33572	10.2	November 4, 2014
10.11	Salary Continuation Agreement for executive officer Elizabeth Reizman, Chief Credit Officer, dated July 20, 2014	8-K	001-33572	10.3	November 4, 2014
10.12	Salary Continuation Agreement for executive officer Timothy Myers, Executive Vice President and Commercial Banking Manager, dated May 28, 2015	8-K	001-33572	10.4	June 2, 2015
10.13	2007 Form of Change in Control Agreement	8-K	001-33572	10.1	October 31, 2007
31.01	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					Filed
31.02	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					Filed
32.01	Certification pursuant to 18 U.S.C. §1350 as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002					Filed
101.INS	Inline XBRL Instance Document					Filed
101.SCH	Inline XBRL Taxonomy Extension Schema Document					Filed
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					Filed
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					Filed
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					Filed
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					Filed
Page-47

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bank of Marin Bancorp
(registrant)

August 7, 2020	/s/ Russell A. Colombo
Date	Russell A. Colombo
President &
Chief Executive Officer
(Principal Executive Officer)

August 7, 2020	/s/ Tani Girton
Date	Tani Girton
Executive Vice President &
Chief Financial Officer
(Principal Financial Officer)

August 7, 2020	/s/ David A. Merck
Date	David A. Merck
Vice President &
Financial Reporting Manager
(Principal Accounting Officer)

Page-48