Form 10-Q
period 2020-09-30
Bank of Marin Bancorp
filed 2020-11-06
CIK 1403475

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020
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
Yes   ☐    No  ☒

As of October 31, 2020, there were 13,615,563 shares of common stock outstanding.

Page-2

PART I       FINANCIAL INFORMATION

ITEM 1.  Financial Statements

BANK OF MARIN BANCORP CONSOLIDATED STATEMENTS OF CONDITION September 30, 2020 and December 31, 2019

(in thousands, except share data; unaudited)	September 30, 2020	December 31, 2019
Assets
Cash, cash equivalents and restricted cash	$213,584	$183,388
Investment securities
Held-to-maturity, at amortized cost	117,350	137,413
Available-for-sale, at fair value	413,464	432,260
Total investment securities	530,814	569,673
Loans, net of allowance for loan losses of $22,113 and $16,677 at September 30, 2020 and December 31, 2019, respectively	2,085,878	1,826,609
Bank premises and equipment, net	5,266	6,070
Goodwill	30,140	30,140
Core deposit intangible	4,045	4,684
Operating lease right-of-use assets	26,041	11,002
Interest receivable and other assets	79,457	75,714
Total assets	$2,975,225	$2,707,280

Liabilities and Stockholders' Equity
Liabilities
Deposits
Non-interest bearing	$1,383,719	$1,128,823
Interest bearing
Transaction accounts	156,061	142,329
Savings accounts	192,764	162,817
Money market accounts	738,661	804,710
Time accounts	98,084	97,810
Total deposits	2,569,289	2,336,489
Borrowings and other obligations	99	212
Subordinated debenture	2,760	2,708
Operating lease liabilities	27,527	12,615
Interest payable and other liabilities	17,980	18,468
Total liabilities	2,617,655	2,370,492

Stockholders' Equity
Preferred stock, no par value, Authorized - 5,000,000 shares, none issued	—	—
Common stock, no par value, Authorized - 30,000,000 shares; Issued and outstanding - 13,605,363 and 13,577,008 at September 30, 2020 and December 31, 2019, respectively	129,284	129,058
Retained earnings	215,976	203,227
Accumulated other comprehensive income, net of taxes	12,310	4,503
Total stockholders' equity	357,570	336,788
Total liabilities and stockholders' equity	$2,975,225	$2,707,280

The accompanying notes are an integral part of these consolidated financial statements (unaudited).
Page-3

BANK OF MARIN BANCORP CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three months ended		Nine months ended
(in thousands, except per share amounts; unaudited)	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Interest income
Interest and fees on loans	$21,776	$21,525	$63,880	$63,208
Interest on investment securities	3,343	3,382	11,249	11,242
Interest on federal funds sold and due from banks	50	425	421	754
Total interest income	25,169	25,332	75,550	75,204
Interest expense
Interest on interest-bearing transaction accounts	41	101	146	269
Interest on savings accounts	17	17	50	52
Interest on money market accounts	377	855	1,731	2,406
Interest on time accounts	133	147	436	441
Interest on borrowings and other obligations	—	4	3	75
Interest on subordinated debenture	35	57	124	175
Total interest expense	603	1,181	2,490	3,418
Net interest income	24,566	24,151	73,060	71,786
Provision for loan losses	1,250	400	5,450	400
Net interest income after provision for loan losses	23,316	23,751	67,610	71,386
Non-interest income
Service charges on deposit accounts	284	439	1,028	1,403
Wealth Management and Trust Services	450	495	1,375	1,406
Debit card interchange fees, net	383	406	1,051	1,200
Merchant interchange fees, net	63	79	183	253
Earnings on bank-owned life insurance	232	795	741	970
Dividends on Federal Home Loan Bank stock	149	202	503	591
Gains on sale of investment securities, net	—	—	915	55
Other income	229	305	927	888
Total non-interest income	1,790	2,721	6,723	6,766
Non-interest expense
Salaries and related benefits	8,638	8,412	25,979	26,426
Occupancy and equipment	1,776	1,507	5,100	4,616
Depreciation and amortization	539	573	1,591	1,701
Federal Deposit Insurance Corporation insurance	181	1	299	354
Data processing	822	923	2,437	2,942
Professional services	655	580	1,749	1,701
Directors' expense	184	189	533	555
Information technology	256	279	758	822
Amortization of core deposit intangible	213	222	639	665
Provision for losses on off-balance sheet commitments	248	—	610	129
Charitable contributions	481	111	921	377
Other expense	1,245	1,403	4,232	4,356
Total non-interest expense	15,238	14,200	44,848	44,644
Income before provision for income taxes	9,868	12,272	29,485	33,508
Provision for income taxes	2,377	2,824	7,360	8,346
Net income	$7,491	$9,448	$22,125	$25,162
Net income per common share:
Basic	$0.55	$0.70	$1.64	$1.84
Diluted	$0.55	$0.69	$1.62	$1.82
Weighted average shares:
Basic	13,539	13,571	13,526	13,654
Diluted	13,610	13,735	13,617	13,825
Comprehensive income:
Net income	$7,491	$9,448	$22,125	$25,162
Other comprehensive income
Change in net unrealized gains or losses on available-for-sale securities	299	936	11,605	13,857
Reclassification adjustment for gains on available-for-sale securities included in net income	—	—	(915)	(55)
Amortization of net unrealized losses on securities transferred from available-for-sale to held-to-maturity	149	123	394	328
Other comprehensive income, before tax	448	1,059	11,084	14,130
Deferred tax expense	132	313	3,277	4,182
Other comprehensive income, net of tax	316	746	7,807	9,948
Total comprehensive income	$7,807	$10,194	$29,932	$35,110

The accompanying notes are an integral part of these consolidated financial statements (unaudited).
Page-4

BANK OF MARIN BANCORP CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the three months ended September 30, 2020 and 2019

(in thousands, except share data; unaudited)	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Taxes	Total
	Shares	Amount
	Three months ended September 30, 2020
Balance at July 1, 2020	13,591,835	$128,633	$211,613	$11,994	$352,240
Net income	—	—	7,491	—	7,491
Other comprehensive income	—	—	—	316	316
Stock options exercised, net of shares surrendered for cashless exercises and tax withholdings	207	—	—	—	—
Stock issued under employee stock purchase plan	728	20	—	—	20
Stock issued under employee stock ownership plan	10,200	319	—	—	319
Restricted stock forfeited / cancelled	(1,466)	—	—	—	—
Stock-based compensation - stock options	—	88	—	—	88
Stock-based compensation - restricted stock	—	99	—	—	99
Cash dividends paid on common stock ($0.23 per share)	—	—	(3,128)	—	(3,128)
Stock purchased by directors under director stock plan	746	25	—	—	25
Stock issued in payment of director fees	3,113	100	—	—	100
Balance at September 30, 2020	13,605,363	$129,284	$215,976	$12,310	$357,570
	Three months ended September 30, 2019
Balance at July 1, 2019	13,659,143	$132,151	$190,416	$5,100	$327,667
Net income	—	—	9,448	—	9,448
Other comprehensive income	—	—	—	746	746
Stock options exercised, net of shares surrendered for cashless exercises and tax withholdings	3,452	101	—	—	101
Stock issued under employee stock purchase plan	265	10	—	—	10
Stock issued under employee stock ownership plan	7,600	311	—	—	311
Stock-based compensation - stock options	—	98	—	—	98
Stock-based compensation - restricted stock	—	142	—	—	142
Cash dividends paid on common stock ($0.21 per share)	—	—	(2,865)	—	(2,865)
Stock purchased by directors under director stock plan	392	16	—	—	16
Stock issued in payment of director fees	2,800	117	—	—	117
Stock repurchased, net of commissions	(65,127)	(2,726)	—	—	(2,726)
Balance at September 30, 2019	13,608,525	$130,220	$196,999	$5,846	$333,065

The accompanying notes are an integral part of these consolidated financial statements (unaudited).

BANK OF MARIN BANCORP CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the nine months ended September 30, 2020 and 2019

(in thousands, except share data; unaudited)	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Taxes	Total
	Shares	Amount
	Nine months ended September 30, 2020
Balance at January 1, 2020	13,577,008	$129,058	$203,227	$4,503	$336,788
Net income	—	—	22,125	—	22,125
Other comprehensive income	—	—	—	7,807	7,807
Stock options exercised, net of shares surrendered for cashless exercises and tax withholdings	64,022	1,277	—	—	1,277
Stock issued under employee stock purchase plan	1,812	53	—	—	53
Stock issued under employee stock ownership plan	29,600	967	—	—	967
Restricted stock granted	29,100	—	—	—	—
Restricted stock surrendered for tax withholdings upon vesting	(2,200)	(73)	—	—	(73)
Restricted stock forfeited / cancelled	(8,184)	—	—	—	—
Stock-based compensation - stock options	—	299	—	—	299
Stock-based compensation - restricted stock	—	673	—	—	673
Cash dividends paid on common stock ($0.69 per share)	—	—	(9,376)	—	(9,376)
Stock purchased by directors under director stock plan	1,146	43	—	—	43
Stock issued in payment of director fees	5,723	217	—	—	217
Stock repurchased, net of commissions	(92,664)	(3,230)	—	—	(3,230)
Balance at September 30, 2020	13,605,363	$129,284	$215,976	$12,310	$357,570
	Nine months ended September 30, 2019
Balance at January 1, 2019	13,844,353	$140,565	$179,944	$(4,102)	$316,407
Net income	—	—	25,162	—	25,162
Other comprehensive income	—	—	—	9,948	9,948
Stock options exercised, net of shares surrendered for cashless exercises and tax withholdings	40,927	572	—	—	572
Stock issued under employee stock purchase plan	1,016	40	—	—	40
Stock issued under employee stock ownership plan	23,200	935	—	—	935
Restricted stock granted	29,110	—	—	—	—
Restricted stock surrendered for tax withholdings upon vesting	(5,240)	(220)	—	—	(220)
Restricted stock forfeited / cancelled	(17,325)	—	—	—	—
Stock-based compensation - stock options	—	437	—	—	437
Stock-based compensation - restricted stock	—	806	—	—	806
Cash dividends paid on common stock ($0.59 per share)	—	—	(8,107)	—	(8,107)
Stock purchased by directors under director stock plan	591	24	—	—	24
Stock issued in payment of director fees	5,544	231	—	—	231
Stock repurchased, net of commissions	(313,651)	(13,170)	—	—	(13,170)
Balance at September 30, 2019	13,608,525	$130,220	$196,999	$5,846	$333,065

The accompanying notes are an integral part of these consolidated financial statements (unaudited).
Page-5

BANK OF MARIN BANCORP CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine months ended September 30, 2020 and 2019

(in thousands; unaudited)	September 30, 2020	September 30, 2019
Cash Flows from Operating Activities:
Net income	$22,125	$25,162
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	5,450	400
Provision for losses on off-balance sheet commitments	610	129
Noncash contribution expense to employee stock ownership plan	967	935
Noncash director compensation expense	226	226
Stock-based compensation expense	972	1,243
Amortization of core deposit intangible	639	665
Amortization of investment security premiums (discounts), net	864	1,282
Amortization of acquired loan (discounts) premiums, net	(101)	(208)
Accretion of discount on subordinated debenture	52	51
Net change in deferred loan origination costs/fees	6,132	(345)
Gain on sale of investment securities	(915)	(55)
Depreciation and amortization	1,591	1,701
Earnings on bank-owned life insurance policies	(741)	(970)
Net change in operating assets and liabilities:
Interest receivable and other assets	(5,347)	2,287
Interest payable and other liabilities	(1,207)	(1,302)
Total adjustments	9,192	6,039
Net cash provided by operating activities	31,317	31,201
Cash Flows from Investing Activities:
Purchase of available-for-sale securities	(71,744)	(18,892)
Proceeds from sale of available-for-sale securities	33,756	66,081
Proceeds from paydowns/maturities of held-to-maturity securities	19,880	14,736
Proceeds from paydowns/maturities of available-for-sale securities	68,102	69,711
Loans originated and principal collected, net	(269,376)	(32,895)
Purchase of bank-owned life insurance policies	(941)	(1,892)
Purchase of premises and equipment	(769)	(419)
Purchase of Federal Home Loan Bank stock	—	(616)
Cash paid for low income housing tax credit investment	(1,289)	(339)
Net cash (used in) provided by investing activities	(222,381)	95,475
Cash Flows from Financing Activities:
Net increase in deposits	232,800	49,684
Proceeds from stock options exercised	1,277	572
Payment of tax withholdings for stock options exercised and vesting of restricted stock	(73)	(220)
Proceeds from stock issued under employee and director stock purchase plans	96	64
Stock repurchased, net of commissions	(3,333)	(13,279)
Repayment of Federal Home Loan Bank borrowings	—	(7,000)
Repayment of finance lease obligations	(131)	(125)
Cash dividends paid on common stock	(9,376)	(8,107)
Net cash provided by financing activities	221,260	21,589
Net increase in cash, cash equivalents and restricted cash	30,196	148,265
Cash, cash equivalents and restricted cash at beginning of period	183,388	34,221
Cash, cash equivalents and restricted cash at end of period	$213,584	$182,486
Supplemental disclosure of cash flow information:
Cash paid in interest	$2,450	$3,351
Cash paid in income taxes	$9,765	$9,025
Supplemental disclosure of noncash investing and financing activities:
Change in net unrealized gain or loss on available-for-sale securities	$11,605	$13,857
Amortization of net unrealized loss on available-for-sale securities transferred to held-to-maturity	$394	$328
Stock issued to employee stock ownership plan	$967	$935
Stock issued in payment of director fees	$217	$231
Repurchase of stock not yet settled	$—	$34
Restricted cash[1]	$—	$10,015
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

	Three months ended		Nine months ended
(in thousands, except per share data)	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Weighted average basic shares outstanding	13,539	13,571	13,526	13,654
Potentially dilutive common shares related to:
Stock options	53	141	71	146
Unvested restricted stock awards	18	23	20	25
Weighted average diluted shares outstanding	13,610	13,735	13,617	13,825
Net income	$7,491	$9,448	$22,125	$25,162
Basic EPS	$0.55	$0.70	$1.64	$1.84
Diluted EPS	$0.55	$0.69	$1.62	$1.82
Weighted average anti-dilutive shares not included in the calculation of diluted EPS	202	39	152	34

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

Accounting Standards Not Yet Adopted
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The standard replaces the "incurred loss" model with a "current expected credit loss" ("CECL") model. The CECL model applies to estimated credit losses on loans receivable, held-to-maturity debt securities, unfunded loan commitments, and certain other financial assets measured at amortized cost. The CECL model is based on lifetime expected losses, rather than incurred losses, and requires the recognition of credit loss expense in the consolidated statement of income and a related allowance for credit losses on the consolidated statement of condition at the time of origination or purchase of a loan receivable or held-to-maturity debt security. In addition, the CECL standard modifies the accounting for purchased loans and requires that an allowance for credit losses be established at the date of acquisition. However, for purchased financial assets with a more-than-insignificant amount of credit deterioration since origination (“PCD assets”) that are measured at amortized cost, the initial allowance for credit losses is added to the purchase price rather than being reported as a credit loss expense. Subsequent changes in the allowance for credit losses on PCD assets are recognized through credit loss expense.

Under ASU 2016-13, available-for-sale debt securities are evaluated for impairment if fair value is less than amortized cost. Estimated credit losses are recorded through a credit loss expense and an allowance, rather than a write-down of the investment. Changes in fair value that are not credit-related will continue to be recorded in other comprehensive income. The ASU also expands the disclosure requirements regarding assumptions, models, and methods for estimating the allowance for credit losses. In addition, entities will disclose the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by the year of origination. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. However, in accordance with the accounting relief provisions of the Coronavirus Aid, Relief and Economic Security ("CARES") Act passed in March 2020, we postponed the adoption of the CECL standard. Implementation is delayed until the end of the national emergency or December 31, 2020, whichever occurs first.

Early CECL implementation activities focused on, among other things, capturing and validating data, segmenting the loan portfolio, evaluating various credit loss estimation methodologies, sourcing tools to forecast future economic conditions, running multiple loan loss driver analyses that correlate our credit loss experience with one or more economic factors, and evaluating the qualitative factor framework and assumptions. Based on these activities, we determined that our primary credit loss methodology will utilize a discounted cash flow approach that considers the probability of default and loss given default. Ongoing implementation activities included refining forecast methodologies, running parallel calculations, evaluating and validating results, and documenting internal controls.
Page-8

The Bank has continued to run the CECL model in parallel with the incurred loss model and will adopt the CECL standard as of December 31, 2020. Upon adoption of the CECL standard, we will record a cumulative adjustment to retained earnings in our financial statements, net of taxes, based on economic forecasts and other assumptions as of January 1, 2020. That adjustment will result in an increase to our allowance for credit losses of approximately $1.6 million and an increase to the allowance for off-balance sheet commitments of approximately $122 thousand. These adjustments do not include the subsequent COVID-19 pandemic-related impact. Upon adoption on December 31, 2020, we will recognize the difference between the allowance for credit losses calculated under the CECL model as of December 31, 2020 and the allowance for credit losses calculated under the incurred loss model as of September 30, 2020 as a provision for credit losses and a provision for credit losses on off-balance sheet commitments, as applicable. Based on information available at this time, we do not expect the fourth quarter provision for credit losses to exceed 10% of the September 30, 2020 allowance for credit losses. However, the exact amount will depend on certain forecasts, such as the California unemployment rate, and other assumptions available as of December 31, 2020, which could differ significantly from present levels.

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
Page-9

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
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848). The amendments in this ASU are elective and provide optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform. The amendments in this ASU provide optional expedients and exceptions for applying generally accepted accounting principles (GAAP) to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The amendments in this ASU may be elected as of March 12, 2020 through December 31, 2022. An entity may choose to elect the amendments in this update at an interim period subsequent to March 12, 2020 with adoption methods varying based on transaction type. We have not elected to apply these amendments, however, we will assess the applicability of the ASU to us and continue to monitor guidance for reference rate reform from FASB and its impact on our financial condition and results of operations.

In October 2020, the FASB issued ASU No. 2020-08, Codification Improvements to Subtopic 310-20, Receivables—Nonrefundable Fees and Other Costs. This ASU was issued as part of the Board's ongoing project to improve codification or correct unintended application. This ASU adds clarification to ASU 2017-08, which the Bank early adopted in 2017, and delineates whether an entity with callable debt securities that have multiple call dates should amortize the amount above that which is repayable, to the next call date. This ASU is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years, on a prospective basis. Early adoption is not permitted. As this ASU is narrow in scope and for clarification purposes, we do not expect this ASU will have a material impact on our financial condition and results of operations.

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

The following table summarizes our assets and liabilities that were required to be recorded at fair value on a recurring basis.
Page-10

(in thousands) Description of Financial Instruments	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Measurement Categories: Changes in Fair Value Recorded In1
September 30, 2020
Securities available-for-sale:
Mortgage-backed securities and collateralized mortgage obligations issued by U.S. government-sponsored agencies	$241,189	$—	$241,189	$—	OCI
SBA-backed securities	32,844	—	32,844	—	OCI
Debentures of government sponsored agencies	45,688	—	45,688	—	OCI
Obligations of state and political subdivisions	93,743	—	93,743	—	OCI
Derivative financial liabilities (interest rate contracts)	2,529	—	2,529	—	NI
December 31, 2019
Securities available-for-sale:
Mortgage-backed securities and collateralized mortgage obligations issued by U.S. government-sponsored agencies	$278,144	$—	$278,144	$—	OCI
SBA-backed securities	36,286	—	36,286	—	OCI
Debentures of government sponsored agencies	49,046	—	49,046	—	OCI
Obligations of state and political subdivisions	67,282	—	67,282	—	OCI
Corporate bonds	1,502	—	1,502	—	OCI
Derivative financial liabilities (interest rate contracts)	1,178	—	1,178	—	NI
 1 Other comprehensive income ("OCI") or net income ("NI").

Available-for-sale securities are recorded at fair value on a recurring basis. When available, quoted market prices (Level 1) are used to determine the fair value of available-for-sale securities. If quoted market prices are not available, we obtain pricing information from a reputable third-party service provider, who may utilize valuation techniques that use current market-based or independently sourced parameters, such as bid/ask prices, dealer-quoted prices, interest rates, benchmark yield curves, prepayment speeds, probability of default, loss severity and credit spreads (Level 2).   Level 2 securities include obligations of state and political subdivisions, U.S. agencies or government-sponsored agencies' debt securities, mortgage-backed securities, government agency-issued, privately-issued collateralized mortgage obligations, and corporate bonds. As of September 30, 2020 and December 31, 2019, there were no Level 1 or Level 3 securities.

Held-to-maturity securities may be written down to fair value as a result of other-than-temporary impairment, and we did not record any write-downs during the nine months ended September 30, 2020 or September 30, 2019. Fair value of held-to-maturity securities is determined using the same techniques discussed above for available-for-sale securities.

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
Page-11

when collateral posted by the counterparty does not fully cover their liability to us. For further discussion on our methodology in valuing our derivative financial instruments, refer to Note 9, Derivative Financial Instruments and Hedging Activities.

Certain financial assets may be measured at fair value on a non-recurring basis. These assets are subject to fair value adjustments that result from the application of the lower of cost or fair value accounting or write-downs of individual assets, such as impaired loans that are collateral dependent and other real estate owned ("OREO"). As of September 30, 2020 and December 31, 2019, we did not carry any assets measured at fair value on a non-recurring basis.

Disclosures about Fair Value of Financial Instruments

The table below is a summary of fair value estimates for financial instruments as of September 30, 2020 and December 31, 2019, excluding financial instruments recorded at fair value on a recurring basis (summarized in the first table in this note). The carrying amounts in the following table are recorded in the consolidated statements of condition under the indicated captions. Further, we have not disclosed the fair value of financial instruments specifically excluded from disclosure requirements such as bank-owned life insurance policies ("BOLI") and non-maturity deposit liabilities. Additionally, we held shares of Federal Home Loan Bank ("FHLB") of San Francisco stock and Visa Inc. Class B common stock, both recorded at cost, as there was no impairment or changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer as of September 30, 2020 or December 31, 2019. The values are discussed in Note 4, Investment Securities.

	September 30, 2020			December 31, 2019
(in thousands)	Carrying Amounts	Fair Value	Fair Value Hierarchy	Carrying Amounts	Fair Value	Fair Value Hierarchy
Financial assets (recorded at amortized cost)
Cash and cash equivalents	$213,584	$213,584	Level 1	$183,388	$183,388	Level 1
Investment securities held-to-maturity	117,350	123,983	Level 2	137,413	139,642	Level 2
Loans, net	2,085,877	2,106,790	Level 3	1,826,609	1,839,666	Level 3
Interest receivable	11,014	11,014	Level 2	7,732	7,732	Level 2
Financial liabilities (recorded at amortized cost)
Time deposits	98,084	98,495	Level 2	97,810	97,859	Level 2
Subordinated debenture	2,760	2,994	Level 3	2,708	3,182	Level 3
Interest payable	122	122	Level 2	134	134	Level 2

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

The value of unrecognized financial instruments is estimated based on the fee income associated with the commitments which, in the absence of credit exposure, is considered to approximate their settlement value. The fair value of commitment fees was not material as of September 30, 2020 or December 31, 2019.

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
Page-12

and collateralized mortgage obligations (“CMOs”) issued or guaranteed by the GSEs, as reflected in the following table:

	September 30, 2020				December 31, 2019
	Amortized	Fair	Gross Unrealized		Amortized	Fair	Gross Unrealized
(in thousands)	Cost	Value	Gains	(Losses)	Cost	Value	Gains	(Losses)
Held-to-maturity:
Securities of U.S. government-sponsored enterprises:
MBS pass-through securities issued by FHLMC and FNMA	$69,797	$73,884	$4,087	$—	$80,451	$81,325	$1,018	$(144)
SBA-backed securities	6,549	6,979	430	—	7,999	8,264	265	—
CMOs issued by FNMA	8,440	8,834	394	—	10,210	10,492	282	—
CMOs issued by FHLMC	29,657	31,331	1,674	—	31,477	32,157	685	(5)
CMOs issued by GNMA	1,230	1,235	5	—	3,763	3,816	53	—
Obligations of state and political subdivisions	1,677	1,720	43	—	3,513	3,588	75	—
Total held-to-maturity	117,350	123,983	6,633	—	137,413	139,642	2,378	(149)
Available-for-sale:
Securities of U.S. government-sponsored enterprises:
MBS pass-through securities issued by FHLMC and FNMA	56,679	59,482	2,803	—	98,502	100,071	1,617	(48)
SBA-backed securities	31,057	32,844	1,844	(57)	35,674	36,286	688	(76)
CMOs issued by FNMA	18,285	18,961	676	—	22,702	23,092	390	—
CMOs issued by FHLMC	144,600	153,255	8,656	(1)	139,398	143,226	3,892	(64)
CMOs issued by GNMA	9,064	9,491	427	—	11,719	11,755	42	(6)
Debentures of government- sponsored agencies	45,239	45,688	449	—	48,389	49,046	727	(70)
Obligations of state and political subdivisions	89,513	93,743	4,230	—	66,042	67,282	1,386	(146)
Corporate bonds	—	—	—	—	1,497	1,502	6	(1)
Total available-for-sale	394,437	413,464	19,085	(58)	423,923	432,260	8,748	(411)
Total investment securities	$511,787	$537,447	$25,718	$(58)	$561,336	$571,902	$11,126	$(560)

The amortized cost and fair value of investment debt securities by contractual maturity at September 30, 2020 and December 31, 2019 are shown below. Expected maturities may differ from contractual maturities if the issuers of the securities have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2020				December 31, 2019
	Held-to-Maturity		Available-for-Sale		Held-to-Maturity		Available-for-Sale
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$247	$252	$14,235	$14,452	$1,807	$1,811	$6,699	$6,706
After one but within five years	8,974	9,539	60,958	64,559	2,256	2,296	48,706	49,619
After five years through ten years	52,373	56,139	164,815	174,439	56,221	57,544	208,806	214,277
After ten years	55,756	58,053	154,429	160,014	77,129	77,991	159,712	161,658
Total	$117,350	$123,983	$394,437	$413,464	$137,413	$139,642	$423,923	$432,260

Sales of investment securities and gross gains and losses are shown in the following table:

	Three months ended		Nine months ended
(in thousands)	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Available-for-sale:
Sales proceeds	$—	$—	$33,756	$66,081
Gross realized gains	—	—	916	214
Gross realized losses	—	—	(1)	(159)

Page-13

Pledged investment securities are shown in the following table:

(in thousands)	September 30, 2020	December 31, 2019
Pledged to the State of California:
Secure public deposits in compliance with the Local Agency Security Program	$102,396	$126,598
Collateral for trust deposits	752	742
Total investment securities pledged to the State of California	103,148	127,340
Collateral for Wealth Management and Trust Services checking account	629	622
Total pledged investment securities	$103,777	$127,962

Other-Than-Temporarily Impaired ("OTTI") Debt Securities

There were 8 and 40 securities in unrealized loss positions at September 30, 2020 and December 31, 2019, respectively. Those securities are summarized and classified according to the duration of the loss period in the tables below:

September 30, 2020	< 12 continuous months		≥ 12 continuous months		Total securities in a loss position
(in thousands)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
Available-for-sale:
SBA-backed securities	$—	$—	$1,900	$(57)	$1,900	$(57)
CMOs issued by FHLMC	2,014	(1)	—	—	2,014	(1)
Total available-for-sale	2,014	(1)	1,900	(57)	3,914	(58)
Total temporarily impaired securities	$2,014	$(1)	$1,900	$(57)	$3,914	$(58)

December 31, 2019	< 12 continuous months		≥ 12 continuous months		Total securities in a loss position
(in thousands)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
Held-to-maturity:
MBS pass-through securities issued by FHLMC and FNMA	$14,203	$(60)	$6,073	$(84)	$20,276	$(144)
CMOs issued by FHLMC	—	—	1,725	(5)	1,725	(5)
Total held-to-maturity	14,203	(60)	7,798	(89)	22,001	(149)
Available-for-sale:
MBS pass-through securities issued by FHLMC and FNMA	4,367	(34)	4,464	(14)	8,831	(48)
SBA-backed securities	9,227	(14)	2,448	(62)	11,675	(76)
CMOs issued by FHLMC	14,918	(58)	2,981	(6)	17,899	(64)
CMOs issued by GNMA	7,139	(6)	—	—	7,139	(6)
Debentures of government- sponsored agencies	25,228	(70)	—	—	25,228	(70)
Obligations of state and political subdivisions	20,579	(145)	659	(1)	21,238	(146)
Corporate Bonds	500	(1)	—	—	500	(1)
Total available-for-sale	81,958	(328)	10,552	(83)	92,510	(411)
Total temporarily impaired securities	$96,161	$(388)	$18,350	$(172)	$114,511	$(560)

As of September 30, 2020, the investment portfolio included 5 investment securities that had been in a continuous loss position for twelve months or more and 3 investment securities that had been in a loss position for less than twelve months.

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
Page-14

We routinely perform internal analyses of latest financial information of the issuers of obligations of state and political subdivisions, their credit ratings by major credit agencies, and/or credit enhancements. Based on our comprehensive analyses, we determined that the decline in the fair values of obligations of state and political subdivisions and corporate bonds as of December 31, 2019 were primarily driven by factors other than credit, such as changes in market interest rates and liquidity spreads subsequent to purchase. At September 30, 2020, Management determined that it did not intend to sell any investment securities with unrealized losses, and it is more likely than not that we will not be required to sell securities with unrealized losses before recovery of their amortized cost. Therefore, we do not consider these investment securities to be other-than-temporarily impaired at September 30, 2020.
Non-Marketable Securities Included in Other Assets

As a member of the FHLB, we are required to maintain a minimum investment in FHLB capital stock determined by the Board of Directors of the FHLB. The minimum investment requirements can increase in the event we increase our total asset size or borrowings with the FHLB. Shares cannot be purchased or sold except between the FHLB and its members at the $100 per share par value. We held $11.9 million and $11.7 million of FHLB stock included in other assets on the consolidated statements of condition at September 30, 2020 and December 31, 2019, respectively. The carrying amounts of these investments are reasonable estimates of fair value because the securities are restricted to member banks and they do not have a readily determinable market value. Based on our analysis of FHLB's financial condition and certain qualitative factors, we determined that the FHLB stock was not impaired at September 30, 2020 and December 31, 2019. On October 29, 2020, FHLB announced a cash dividend for the third quarter of 2020 at an annualized dividend rate of 5.00% to be distributed in mid-November 2020. Cash dividends paid on FHLB capital stock are recorded as non-interest income.

As a member bank of Visa U.S.A., we held 10,439 shares of Visa Inc. Class B common stock at September 30, 2020 and December 31, 2019. These shares have a carrying value of zero and are restricted from resale to non-member banks of Visa U.S.A. until their conversion into Class A (voting) shares upon the termination of Visa Inc.'s Covered Litigation escrow account. Because of the restriction and the uncertainty on the conversion rate to Class A shares, these shares lack a readily determinable fair value. When converting this Class B common stock to Class A common stock based on the conversion rate of 1.6228 both at September 30, 2020 and December 31, 2019, and the closing stock price of Class A shares at those respective dates, the converted value of our shares of Class B common stock would have been $3.4 million and $3.2 million at September 30, 2020 and December 31, 2019, respectively. The conversion rate is subject to further adjustment upon the final settlement of the covered litigation against Visa Inc. and its member banks. As such, the fair value of these Class B shares can differ significantly from their converted values. For further information, refer to Note 8, Commitments and Contingencies.

We invest in low-income housing tax credit funds as a limited partner, which totaled $3.7 million and $4.1 million recorded in other assets as of September 30, 2020 and December 31, 2019, respectively. In the first nine months of 2020, we recognized $490 thousand of low-income housing tax credits and other tax benefits, offset by $412 thousand of amortization expense of low-income housing tax credit investment, as a component of income tax expense. As of September 30, 2020, our unfunded commitments for these low-income housing tax credit funds totaled $886 thousand. We did not recognize any impairment losses on these low-income housing tax credit investments during the first nine months of 2020 or 2019, as the value of the future tax benefits exceeds the carrying value of the investments.

Note 5:  Loans and Allowance for Loan Losses

Credit Quality of Loans

The following table shows outstanding loans by class and payment aging as of September 30, 2020 and December 31, 2019.
Page-15

Loan Aging Analysis by Class
(in thousands)	Commercial and industrial	Commercial real estate, owner-occupied	Commercial real estate, investor-owned	Construction	Home equity	Other residential	Installment and other consumer	Total
September 30, 2020
30-59 days past due	$198	$—	$—	$—	$217	$—	$—	$415
60-89 days past due	—	—	—	—	276	—	7	283
90 days or more past due	—	—	—	—	—	—	—	—
Total past due	198	—	—	—	493	—	7	698
Current	512,775	299,754	966,517	66,663	106,871	130,915	23,798	2,107,293
Total loans [1]	$512,973	$299,754	$966,517	$66,663	$107,364	$130,915	$23,805	$2,107,991
Non-accrual loans [2]	$—	$—	$886	$—	$532	$—	$24	$1,442
December 31, 2019
30-59 days past due	$1	$—	$1,001	$—	$279	$—	$7	$1,288
60-89 days past due	—	—	—	—	98	—	95	193
90 days or more past due	—	—	—	—	167	—	—	167
Total past due	1	—	1,001	—	544	—	102	1,648
Current	246,686	308,824	945,316	61,095	115,480	136,657	27,580	1,841,638
Total loans [1]	$246,687	$308,824	$946,317	$61,095	$116,024	$136,657	$27,682	$1,843,286
Non-accrual loans [2]	$—	$—	$—	$—	$168	$—	$58	$226
1 Amounts include net deferred loan origination (fees) costs of $(5.1) million (including $6.5 million in deferred SBA PPP loan fees, net of costs) and $983 thousand at September 30, 2020 and December 31, 2019, respectively. Amounts are also net of unaccreted purchase discounts on non-PCI loans of $878 thousand at September 30, 2020 and $983 thousand at December 31, 2019.
2 There were no loans past due more than ninety days accruing interest at September 30, 2020 or December 31, 2019.

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

Pursuant to the CARES Act, the Bank funded over 1,800 loans to eligible small businesses and non-profit organizations who participated in the Paycheck Protection Program (“PPP”) administered by the U.S. Small Business Administration (“SBA”). PPP loans have terms of two to five years and earn interest at 1%. In addition, the Bank received a fee of 1%-5% from the SBA depending on the loan amount, which was netted with loan origination costs and amortized into interest income under the effective yield method over the contractual life of the loan. The recognition of fees and costs is accelerated when the loan is forgiven by the SBA and/or paid off prior to maturity. PPP loans are fully guaranteed by the SBA and are expected to be forgiven by the SBA if they meet the requirements of the program. PPP loans totaling $301.7 million at September 30, 2020 are included in commercial and industrial loan balances. The Bank ended its origination of new PPP loans on June 30, 2020. On June 5, 2020, the PPP Flexibility Act was signed into law that modified, among other things, rules governing the PPP payment deferral period. In October 2020, due to the continued delay in the PPP forgiveness process, the Bank modified the first payment due dates for PPP loans that originated prior to June 5, 2020 and extended the payment deferral period from six to sixteen months. The extended payment deferral period will affect the timing over which the accretion of PPP net loan origination fees are recognized.

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
Page-16

Construction loans are generally made to developers and builders to finance construction, renovation and occasionally land acquisitions in anticipation of near-term development. Construction loans include interest reserves that are used for the payment of interest during the development and marketing periods and are capitalized as part of the loan balance. When a construction loan is placed on nonaccrual status before the depletion of the interest reserve, we apply the interest funded by the interest reserve against the loan's principal balance. These loans are underwritten after evaluation of the borrower's financial strength, reputation, prior track record, and independent appraisals. We monitor all construction projects to determine whether they are on schedule, completed as planned and in accordance with the approved construction budgets. Significant events can affect the construction industry, including: the inherent volatility of real estate markets and vulnerability to delays due to weather, change orders, inability to obtain construction permits, labor or material shortages, and price changes. Estimates of construction costs and value associated with the completed project may be inaccurate. Repayment of construction loans is largely dependent on the ultimate success of the project.

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
Page-17

We monitor construction loans monthly. We review home equity and other consumer loans based on delinquency. We also review loans graded “Watch” or worse, regardless of loan type, no less than quarterly.

The following table represents an analysis of the carrying amount in loans, net of deferred fees and costs and purchase premiums or discounts, by internally assigned risk grades, at September 30, 2020 and December 31, 2019.

Credit Risk Profile by Internally Assigned Risk Grade
(in thousands)	Commercial and industrial	Commercial real estate, owner-occupied	Commercial real estate, investor-owned	Construction	Home equity	Other residential	Installment and other consumer	Total
September 30, 2020
Pass	$484,305	$251,741	$946,166	$66,663	$105,824	$130,915	$23,665	$2,009,279
Special Mention	28,544	41,010	17,359	—	800	—	—	87,713
Substandard	124	7,003	2,992	—	740	—	140	10,999
Total loans	$512,973	$299,754	$966,517	$66,663	$107,364	$130,915	$23,805	$2,107,991
December 31, 2019
Pass	$209,213	$264,766	$945,757	$61,095	$114,935	$136,657	$27,538	$1,759,961
Special Mention	37,065	35,016	560	—	750	—	—	73,391
Substandard	409	9,042	—	—	339	—	144	9,934
Total loans	$246,687	$308,824	$946,317	$61,095	$116,024	$136,657	$27,682	$1,843,286

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

The same Management level that approved the loan classification upgrade must approve the removal of TDR status. There were no loans removed from TDR designation during the nine months ended September 30, 2020. There was one commercial loan with a recorded investment of $3 thousand removed from TDR designation during the nine months ended September 30, 2019 after meeting all of the conditions above.

Section 4013 of the CARES Act provided optional, temporary relief from evaluating loans that may have been considered TDRs under GAAP. This relief applies to loan modifications executed between March 1, 2020 and the earlier of 60 days after the national emergency is terminated or December 31, 2020. The Bank elected to apply these temporary accounting provisions to payment relief loans beginning in March 2020. The Bank approved 264 loan modifications for full payment deferral or interest-only payments for up to 120 days on loan balances exceeding $388.5 million. As of October 19, 2020, 20 loans totaling $47.2 million had either requested additional payment relief or the relief period had not expired. We accrue and recognize interest income on loans under payment relief based on the original contractual interest rates. When payments resume at the end of the relief period, the payments will generally be applied to accrued interest due until accrued interest is fully paid.

Page-18

The following table summarizes the carrying amount of TDR loans by loan class as of September 30, 2020 and December 31, 2019.

(in thousands)
Recorded Investment in Troubled Debt Restructurings [1]	September 30, 2020	December 31, 2019
Commercial and industrial	$1,017	$1,223
Commercial real estate, owner-occupied	7,003	6,998
Commercial real estate, investor-owned	3,309	1,770
Home equity	527	251
Other residential	—	452
Installment and other consumer	769	639
Total	$12,625	$11,333
1There was one acquired home equity TDR loan with a recorded investment of $276 thousand as of September 30, 2020. There were no acquired TDR loans as of December 31, 2019. TDR loans on non-accrual status totaled $300 thousand and $58 thousand at September 30, 2020 and December 31, 2019, respectively.

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

(dollars in thousands)	Number of Contracts Modified	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment at Period End
TDRs during the three months ended September 30, 2020:
Commercial real estate, investor-owned	1	$1,553	$1,553	$1,553
TDRs during the three months ended September 30, 2019:
None	—	$—	$—	$—
TDRs during the nine months ended September 30, 2020:
Commercial and industrial	1	$170	$162	$125
Commercial real estate, investor-owned	1	1,553	1,553	1,553
Home equity	1	276	276	276
Installment and other consumer	3	211	211	209
	6	$2,210	$2,202	$2,163
TDRs during the nine months ended September 30, 2019:
Commercial and industrial	1	$298	$298	$173

The loans modified in 2020 reflected debt consolidation, interest rate concessions, and/or other loan term and payment modifications. The loan modified during the first nine months of 2019 reflected a maturity extension and interest rate concession. During the nine months ended September 30, 2020 and 2019, there were no defaults on loans that had been modified in a TDR within the prior twelve-month period. We report defaulted TDRs based on a payment default definition of more than ninety days past due.

Page-19

Impaired Loans

The following tables summarize information by class on impaired loans and their related allowances. Total impaired loans include non-accrual loans and accruing TDR loans.

(in thousands)	Commercial and industrial	Commercial real estate, owner-occupied	Commercial real estate, investor-owned	Construction	Home equity	Other residential	Installment and other consumer	Total
September 30, 2020
Recorded investment in impaired loans:
With no specific allowance recorded	$291	$—	$885	$—	$532	$—	$89	$1,797
With a specific allowance recorded	726	7,003	3,310	—	251	—	680	11,970
Total recorded investment in impaired loans	$1,017	$7,003	$4,195	$—	$783	$—	$769	$13,767
Unpaid principal balance of impaired loans	$1,012	$6,993	$4,187	$—	$801	$—	$767	$13,760
Specific allowance	19	225	697	—	4	—	161	1,106
Average recorded investment in impaired loans during the quarter ended September 30, 2020	798	7,002	3,430	—	829	—	774	12,833
Interest income recognized on impaired loans during the quarter ended September 30, 2020[1]	11	64	30	—	3	—	7	115
Average recorded investment in impaired loans during the nine months ended September 30, 2020	948	7,000	2,832	—	740	225	730	12,475
Interest income recognized on impaired loans during the nine months ended September 30, 2020[1]	32	197	68	—	10	4	22	333
Average recorded investment in impaired loans during the quarter ended September 30, 2019	1,324	7,000	1,791	684	413	456	659	12,327
Interest income recognized on impaired loans during the quarter ended September 30, 2019[1]	16	67	20	400	9	4	6	522
Average recorded investment in impaired loans during the nine months ended September 30, 2019	1,495	6,998	1,804	1,687	497	458	670	13,609
Interest income recognized on impaired loans during the nine months ended September 30, 2019[1]	56	199	59	456	42	14	18	844
1 No interest income was recognized on a cash basis during the three and nine months ended September 30, 2020. Interest income recognized on a cash basis of $393 thousand and $416 thousand during the respective three and nine months ended September 30, 2019 was related to a principal payment applied to interest collected but unrecognized on a former non-accrual land development loan and the pay-off of three non-accrual loans.

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

Management monitors delinquent loans continuously and identifies problem loans (loans on non-accrual status and loans modified in a TDR) to evaluate individually for impairment. Generally, the recorded investment in impaired loans is net of any charge-offs from estimated losses related to specifically-identified impaired loans when they are deemed uncollectible. There were no charged-off amounts on impaired loans at September 30, 2020 or December 31, 2019. In addition, the recorded investment in impaired loans is net of purchase discounts or premiums on acquired loans and deferred fees and costs. At September 30, 2020 and December 31, 2019, unused commitments to extend credit on impaired loans, including performing loans to borrowers whose terms have been modified in TDRs, totaled $500 thousand and $534 thousand, respectively.

Page-20

The following tables disclose activity in the allowance for loan losses ("ALLL") and the recorded investment in loans by class, as well as the related ALLL disaggregated by impairment evaluation method.

Allowance for Loan Losses Rollforward for the Period
(in thousands)	Commercial and industrial	Commercial real estate, owner-occupied	Commercial real estate, investor-owned	Construction	Home equity	Other residential	Installment and other consumer	Unallocated	Total
Three months ended September 30, 2020
Beginning balance	$2,609	$2,910	$10,403	$836	$1,044	$1,266	$426	$1,374	$20,868
Provision (reversal)	(79)	225	1,221	24	(6)	(6)	(20)	(109)	1,250
Charge-offs	(10)	—	—	—	—	—	—	—	(10)
Recoveries	5	—	—	—	—	—	—	—	5
Ending balance	$2,525	$3,135	$11,624	$860	$1,038	$1,260	$406	$1,265	$22,113
Three months ended September 30, 2019
Beginning balance	$2,368	$2,321	$7,721	$619	$907	$849	$323	$727	$15,835
Provision (reversal)	326	21	211	(117)	(28)	56	(28)	(41)	400
Charge-offs	—	—	—	—	—	—	—	—	—
Recoveries	5	—	—	—	—	—	—	—	5
Ending balance	$2,699	$2,342	$7,932	$502	$879	$905	$295	$686	$16,240

Allowance for Loan Losses Rollforward for the Period
(in thousands)	Commercial and industrial	Commercial real estate, owner-occupied	Commercial real estate, investor	Construction	Home equity	Other residential	Installment and other consumer	Unallocated	Total
Nine months ended September 30, 2020
Beginning balance	$2,334	$2,462	$8,483	$638	$850	$973	$284	$653	$16,677
Provision (reversal)	208	673	3,141	219	188	287	122	612	5,450
Charge-offs	(30)	—	—	—	—	—	—	—	(30)
Recoveries	13	—	—	3	—	—	—	—	16
Ending balance	$2,525	$3,135	$11,624	$860	$1,038	$1,260	$406	$1,265	$22,113
Nine months ended September 30, 2019
Beginning balance	$2,436	$2,407	$7,703	$756	$915	$800	$310	$494	$15,821
Provision (reversal)	256	(65)	217	(254)	(36)	105	(15)	192	400
Charge-offs	(9)	—	—	—	—	—	—	—	(9)
Recoveries	16	—	12	—	—	—	—	—	28
Ending balance	$2,699	$2,342	$7,932	$502	$879	$905	$295	$686	$16,240

Allowance for Loan Losses and Recorded Investment in Loans
(dollars in thousands)	Commercial and industrial	Commercial real estate, owner-occupied	Commercial real estate, investor-owned	Construction	Home equity	Other residential	Installment and other consumer	Unallocated	Total
September 30, 2020
Ending ALLL related to loans collectively evaluated for impairment	$2,506	$2,910	$10,927	$860	$1,034	$1,260	$245	$1,265	$21,007
Ending ALLL related to loans individually evaluated for impairment	19	225	697	—	4	—	161	—	1,106
Ending balance	$2,525	$3,135	$11,624	$860	$1,038	$1,260	$406	$1,265	$22,113
Recorded Investment:
Collectively evaluated for impairment	$511,956	$292,751	$962,322	$66,663	$106,581	$130,915	$23,036	$—	$2,094,224
Individually evaluated for impairment	1,017	7,003	4,195	—	783	—	769	—	13,767
Total	$512,973	$299,754	$966,517	$66,663	$107,364	$130,915	$23,805	$—	$2,107,991
Ratio of allowance for loan losses to total loans	0.49%	1.05%	1.20%	1.29%	0.97%	0.96%	1.71%	NM	1.05%
Allowance for loan losses to non-accrual loans	NM	NM	1,312%	NM	195%	NM	1,692%	NM	1,533%
NM - Not Meaningful
Page-21

Allowance for Loan Losses and Recorded Investment in Loans
(dollars in thousands)	Commercial and industrial	Commercial real estate, owner-occupied	Commercial real estate, investor-owned	Construction	Home equity	Other residential	Installment and other consumer	Unallocated	Total
December 31, 2019
Ending ALLL related to loans collectively evaluated for impairment	$2,231	$2,267	$8,442	$638	$845	$973	$231	$653	$16,280
Ending ALLL related to loans individually evaluated for impairment	103	195	41	—	5	—	53	—	397
Ending balance	$2,334	$2,462	$8,483	$638	$850	$973	$284	$653	$16,677
Recorded Investment:
Collectively evaluated for impairment	$245,464	$301,826	$944,547	$61,095	$115,606	$136,205	$27,043	$—	$1,831,786
Individually evaluated for impairment	1,223	6,998	1,770	—	418	452	639	—	11,500
Total	$246,687	$308,824	$946,317	$61,095	$116,024	$136,657	$27,682	$—	$1,843,286
Ratio of allowance for loan losses to total loans	0.95%	0.80%	0.90%	1.04%	0.73%	0.71%	1.03%	NM	0.90%
Allowance for loan losses to non-accrual loans	NM	NM	NM	NM	506%	NM	490%	NM	7,379%
NM - Not Meaningful

Pledged Loans

Our FHLB line of credit is secured under terms of a blanket collateral agreement by a pledge of certain qualifying loans with unpaid principal balances of $1,149.5 million and $1,133.4 million at September 30, 2020 and December 31, 2019, respectively. In addition, we pledge eligible TIC loans, which totaled $120.4 million and $115.7 million at September 30, 2020 and December 31, 2019, respectively, to secure our borrowing capacity with the Federal Reserve Bank ("FRB"). Also, see Note 6, Borrowings.

Related Party Loans

The Bank has, and expects to have in the future, banking transactions in the ordinary course of its business with directors, officers, principal shareholders and their businesses or associates. These loans are granted on substantially the same terms, including interest rates and collateral on loans, as those prevailing at the same time for comparable transactions with persons not related to us. Likewise, these transactions do not involve more than the normal risk of collectability or present other unfavorable features. Related party loans totaled $7.2 million at September 30, 2020 and $8.3 million at December 31, 2019. In addition, undisbursed commitments to related parties totaled $8.7 million at September 30, 2020 and $9.2 million at December 31, 2019.

Note 6: Borrowings and Other Obligations

Federal Funds Purchased – The Bank had unsecured lines of credit with correspondent banks for overnight borrowings totaling $135.0 million at September 30, 2020 and $92.0 million at December 31, 2019.  In general, interest rates on these lines approximate the federal funds target rate. We had no overnight borrowings under these credit facilities at September 30, 2020 or December 31, 2019.

Federal Home Loan Bank Borrowings – As of September 30, 2020 and December 31, 2019, the Bank had lines of credit with the FHLB totaling $696.2 million and $648.0 million, respectively, based on eligible collateral of certain loans. There were no FHLB overnight borrowings at September 30, 2020 or December 31, 2019.

Federal Reserve Line of Credit – The Bank has a line of credit with the FRBSF secured by certain residential loans.  At September 30, 2020 and December 31, 2019, the Bank had borrowing capacity under this line totaling $83.1 million and $80.3 million, respectively, and had no outstanding borrowings with the FRBSF.

Subordinated Debenture – As part of an acquisition in 2013, Bancorp assumed a subordinated debenture due to NorCal Community Bancorp Trust II (the "Trust"), established for the sole purpose of issuing trust preferred securities. The trust preferred securities were sold and issued in private transactions pursuant to an exemption from registration under the Securities Act of 1933, as amended. The subordinated debenture was recorded at fair
Page-22

value totaling $2.14 million at the acquisition date with a contractual balance of $4.12 million. The difference between the contractual balance and the fair value at the acquisition date is accreted into interest expense over the life of the debenture. Accretion on the subordinated debenture totaled $52 thousand and $51 thousand for the nine months ended September 30, 2020 and 2019, respectively. Bancorp has the option to defer payment of the interest on the subordinated debenture for a period of up to five years, as long as there is no event of default. In the event of interest deferral, dividends to Bancorp common stockholders are prohibited. Bancorp has guaranteed, on a subordinated basis, distributions and other payments due on trust preferred securities totaling $4.0 million issued by the Trust, which have identical maturity, repricing and payment terms as the subordinated debenture. The subordinated debenture due to NorCal Community Bancorp Trust II on March 15, 2036 with interest payable quarterly (repricing quarterly, based on 3-month LIBOR plus 1.40%, or 1.65% as of September 30, 2020) is redeemable in whole or in part on any interest payment date.

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

The contractual amount of undrawn loan commitments and standby letters of credit not reflected in the consolidated statements of condition are as follows:

(in thousands)	September 30, 2020	December 31, 2019
Commercial lines of credit	$301,107	$287,533
Revolving home equity lines	193,364	189,035
Undisbursed construction loans	59,548	41,033
Personal and other lines of credit	10,923	9,567
Standby letters of credit	2,572	1,964
Total commitments and standby letters of credit	$567,514	$529,132

We record an allowance for losses on these off-balance sheet commitments based on an estimate of probabilities of the utilization of these commitments according to our historical experience on different types of commitments and expected loss. The allowance for losses on off-balance sheet commitments totaled $1.7 million and $1.1 million as of September 30, 2020 and December 31, 2019, respectively, which is recorded in interest payable and other liabilities in the consolidated statements of condition.

Leases

We lease premises under long-term non-cancelable operating leases with remaining terms of 1 year to 12 years, most of which include escalation clauses and one or more options to extend the lease term, and some of which contain lease termination clauses. Lease terms may include certain renewal options that were considered reasonably certain to be exercised.

Page-23

We lease certain equipment under finance leases with initial terms of 3 years to 5 years. The equipment finance leases do not contain renewal options, bargain purchase options or residual value guarantees.

The following table shows the balances of operating and finance lease right-of-use assets and lease liabilities as of September 30, 2020.

(in thousands)	September 30, 2020	December 31, 2019
Operating leases:
Operating lease right-of-use assets	$26,041	$11,002
Operating lease liabilities	$27,527	$12,615
Finance leases:
Finance lease right-of-use assets	$365	$379
Accumulated amortization	(267)	(170)
Finance lease right-of-use assets, net[1]	$98	$209
Finance lease liabilities[2]	$99	$212
[1] Included in premises and equipment in the consolidated statements of condition.
[2] Included in borrowings and other obligations in the consolidated statements of condition.

The following table shows supplemental disclosures of noncash investing and financing activities for the period presented.

	Nine months ended
(in thousands)	September 30, 2020	September 30, 2019
Right-of-use assets obtained in exchange for operating lease liabilities	$18,021	$1,661
Right-of-use assets obtained in exchange for finance lease liabilities	$18	$31
Reclassification of deferred rent and unamortized lease incentives from other liabilities to operating lease right-of-use assets upon adoption of ASC 842	$—	$1,967

Page-24

The following table shows components of operating and finance lease cost.

	Three months ended		Nine months ended
(in thousands)	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Operating lease cost	$1,165	$1,051	$3,334	$3,123
Variable lease cost	1	—	4	—
Total operating lease cost[1]	$1,166	$1,051	$3,338	$3,123
Finance lease cost:
Amortization of right-of-use assets[2]	$41	$43	$129	$128
Interest on finance lease liabilities[3]	1	2	3	$7
Total finance lease cost	42	45	$132	$135
Total lease cost	$1,208	$1,096	$3,470	$3,258
[1] Included in occupancy and equipment expense in the consolidated statements of comprehensive income.
[2] Included in depreciation and amortization in the consolidated statements of comprehensive income.
[3] Included in interest on borrowings and other obligations in the consolidated statements of comprehensive income.

The following table shows the future minimum lease payments, weighted average remaining lease terms, and weighted average discount rates under operating and finance lease arrangements as of September 30, 2020. The discount rates used to calculate the present value of lease liabilities were based on the collateralized FHLB borrowing rates that were commensurate with lease terms and minimum payments on the later of the date we adopted the new lease accounting standards or lease commencement date.

(in thousands)	September 30, 2020
Year	Operating Leases	Finance Leases
2020	$1,199	$41
2021	4,592	42
2022	4,318	13
2023	3,893	4
2024	3,187	—
Thereafter	12,475	—
Total minimum lease payments	29,664	100
Amounts representing interest (present value discount)	(2,137)	(1)
Present value of net minimum lease payments (lease liability)	$27,527	$99

Weighted average remaining term (in years)	8.0	1.2
Weighted average discount rate	1.84%	2.55%

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

In 2012, Visa had reached a $4.0 billion interchange multidistrict litigation class settlement agreement with plaintiffs representing a class of U.S. retailers. On September 17, 2018, Visa signed an amended settlement agreement with
Page-25

the putative class action plaintiffs of the U.S. interchange multidistrict litigation that superseded the 2012 settlement agreement. Visa's share of the settlement amount under the amended class settlement agreement increased to $4.1 billion. On September 27, 2019, Visa deposited an additional $300 million into the litigation escrow account. Certain merchants chose to opt out of the class settlement agreement and on December 13, 2019, the court entered the final judgment order approving the amended settlement agreement. On December 27, 2019, Visa received a takedown payment of approximately $467 million, which was deposited into the litigation escrow account with a corresponding increase in accrued litigation to address opt-out claims. The escrow balance of $1.1 billion as of June 30, 2020 (most recent information available), combined with funds previously deposited with the court, are expected to cover the settlement payment obligations.

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

Note 7:  Stockholders' Equity

Dividends

On October 23, 2020, Bancorp declared a $0.23 per share cash dividend, payable on November 13, 2020 to shareholders of record at the close of business on November 6, 2020.

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
Page-26

the consolidated statements of comprehensive income with a corresponding decrease to current taxes payable. Dividends on forfeited awards are included in stock-based compensation expense.

Stock options and restricted stock may be net settled in a cashless exercise by a reduction in the number of shares otherwise deliverable upon exercise or vesting in satisfaction of the exercise payment and/or applicable tax withholding requirements. During the nine months ended September 30, 2020, we withheld 9,214 shares totaling $369 thousand at a weighted-average price of $40.01 for cashless exercises. During the nine months ended September 30, 2019, we withheld 7,795 shares totaling $326 thousand at a weighted-average price of $41.84 for cashless exercises. Shares withheld under net settlement arrangements are available for future grants.

Share Repurchase Program

On April 23, 2018, Bancorp announced that its Board of Directors approved a Share Repurchase Program under which Bancorp may repurchase up to $25.0 million of its outstanding common stock through May 1, 2019. Bancorp's Board of Directors subsequently extended the Share Repurchase Program through February 28, 2020. On January 24, 2020, Bancorp Board of Directors approved a new Share Repurchase Program under which Bancorp may repurchase up to $25.0 million of its outstanding common stock through February 28, 2022. The new share repurchase program which began on March 1, 2020 was suspended by the Board of Directors on March 20, 2020 in response to the COVID-19 pandemic. The program was reactivated by the Board of Directors on October 23, 2020.

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

During the nine months ended September 30, 2020, Bancorp repurchased 92,664 shares totaling $3.2 million for a cumulative 619,881 shares totaling $25.2 million repurchased from May 1, 2018 through September 30, 2020. Due to the suspension of the program in March 2020, there were no shares repurchased during the second or third quarters of 2020.

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

As of September 30, 2020, we had five interest rate swap agreements, which are scheduled to mature in June 2031, October 2031, July 2032, August 2037 and October 2037. All of our derivatives are accounted for as fair value hedges. The notional amounts of the interest rate contracts are equal to the notional amounts of the hedged loans. Our interest rate swap payments are settled monthly with counterparties. Accrued interest on the swaps
Page-27

totaled $13 thousand at September 30, 2020 and $6 thousand at December 31, 2019. Information on our derivatives follows:

	Asset Derivatives		Liability Derivatives
(in thousands)	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019
Fair value hedges:
Interest rate contracts notional amount	$—	$—	$16,218	$16,956
Interest rate contracts fair value[1]	$—	$—	$2,529	$1,178
1 See Note 3, Fair Value of Assets and Liabilities, for valuation methodology.

The following table presents the carrying amount and associated cumulative basis adjustment related to the application of fair value hedge accounting that is included in the carrying amount of hedged assets as of September 30, 2020 and December 31, 2019.

	Carrying Amounts of Hedged Assets		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Loans
(in thousands)	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019
Loans	$18,535	$17,900	$2,318	$944

The following table presents the net losses recognized in interest income on loans on the consolidated statements of comprehensive income related to our derivatives designated as fair value hedges.

	Three months ended		Nine months ended
(in thousands)	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Interest and fees on loans [1]	$21,776	$21,525	$63,880	$63,208
Increase (decrease) in fair value of designated interest rate swaps due to LIBOR interest rate movements	$152	$(485)	$(1,351)	$(1,389)
Payment on interest rate swaps	(108)	(23)	(255)	(49)
(Decrease) increase in value of hedged loans	(155)	424	1,374	1,359
Decrease in value of yield maintenance agreement	(3)	(3)	(9)	(10)
Net losses on fair value hedging relationships recognized in interest income	$(114)	$(87)	$(241)	$(89)
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

Information on financial instruments that are eligible for offset in the consolidated statements of condition follows:

Offsetting of Financial Assets and Derivative Assets
		Gross Amounts	Net Amounts of	Gross Amounts Not Offset in
	Gross Amounts	Offset in the	Assets Presented	the Statements of Condition
	of Recognized	Statements of	in the Statements	Financial	Cash Collateral
(in thousands)	Assets	Condition	of Condition	Instruments	Received	Net Amount
September 30, 2020
Derivatives by Counterparty:
Counterparty A	$—	$—	$—	$—	$—	$—
December 31, 2019
Derivatives by Counterparty:
Counterparty A	$—	$—	$—	$—	$—	$—
Page-28

Offsetting of Financial Liabilities and Derivative Liabilities
		Gross Amounts	Net Amounts of	Gross Amounts Not Offset in
	Gross Amounts	Offset in the	Liabilities Presented	the Statements of Condition
	of Recognized	Statements of	in the Statements	Financial	Cash Collateral
(in thousands)	Liabilities[1]	Condition	of Condition[1]	Instruments	Pledged	Net Amount
September 30, 2020
Derivatives by Counterparty:
Counterparty A	$2,529	$—	$2,529	$—	$(2,529)	$—
December 31, 2019
Derivatives by Counterparty:
Counterparty A	$1,178	$—	$1,178	$—	$(1,178)	$—
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

Forward-looking statements are based on Management's current expectations regarding economic, legislative, and regulatory issues that may affect our earnings in future periods. A number of factors, many of which are beyond Management’s control, could cause future results to vary materially from current Management expectations. Such factors include, but are not limited to, natural disasters (such as wildfires and earthquakes), our borrowers’ actual payment performance as loan deferrals related to the COVID-19 pandemic expire, changes to statutes, regulations, or regulatory policies or practices as a result of, or in response to COVID-19, including the potential adverse impact of loan modifications and payment deferrals implemented consistent with recent regulatory guidance, general economic conditions, economic uncertainty in the United States and abroad, changes in interest rates, deposit flows, real estate values, costs or effects of acquisitions, competition, changes in accounting principles, policies or guidelines, legislation or regulation (including the Tax Cuts & Jobs Act of 2017 and the Coronavirus Aid, Relief and Economic Security Act of 2020, as amended), interruptions of utility service in our markets for sustained periods, and other economic, competitive, governmental, regulatory and technological factors (including external fraud and cybersecurity threats) affecting Bancorp's operations, pricing, products and services.

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
Page-30

pandemic. Additionally, the lack of clarity around the extent and duration of the COVID-19 pandemic hindered the development of reasonable and supportable economic forecasts early in the pandemic.

Executive Summary

Net income for the third quarter of 2020 totaled $7.5 million, compared to $9.4 million in the third quarter of 2019. Diluted earnings per share were $0.55 in the third quarter of 2020, compared to $0.69 in the same quarter a year ago. Earnings for the first nine months of 2020 totaled $22.1 million compared to $25.2 million in the same period last year. Diluted earnings per share were $1.62 and $1.82 in the first nine months of 2020 and 2019, respectively.

Our net income for the first nine months of 2020 was $3.1 million lower than 2019, primarily due to the economic impact of the pandemic, resulting in a $5.1 million year-over-year increase in the provision for loan losses and an historic low interest rate environment. Our credit quality remained strong with non-accrual loans representing only 0.07% of total loans. We continue to focus on increasing efficiencies and controlling expenses to offset the impacts of net interest margin compression. Non-interest expenses remained relatively flat during 2020 resulting in an efficiency ratio of 56.21%.

The Bank has responded to the COVID-19 pandemic in a number of ways, including third quarter charitable contributions to non-profit organizations of $360 thousand to ensure equitable access to remote learning resources for underserved students in Marin, Napa and Sonoma counties and the City of Alameda. In addition, to assist our employees during the pandemic, we paid $1,200 to each employee totaling $360 thousand in the third quarter, with executive management directing their payments to non-profit organizations of their choice. Since the onset of the pandemic, Bank of Marin has made Small Business Administration ("SBA") Paycheck Protection Program ("PPP") loans to over 1,800 small businesses, reaching nearly 28,000 employees in our markets. We also accommodated loan payment relief requests for borrowers, lowered interest rate floors on commercial Prime Rate loans, waived ATM and overdraft fees, and cancelled early withdrawal penalties for certificates of deposit when allowed by law.

The following are highlights of our operating and financial performance for the periods presented:
•Loans totaled $2,108.0 million at September 30, 2020, compared to $1,843.3 million at December 31, 2019, an increase of $264.7 million, primarily due to SBA PPP loans, which totaled $301.7 million, or 14% of loan balances at September 30, 2020. During the first nine months of 2020, new non-PPP-related loan originations of $122.4 million were offset by $124.7 million in loan payoffs and a $24.5 million decrease in line utilization.
•Bank of Marin is awaiting further guidance from the SBA and the Department of Treasury regarding the PPP loan forgiveness process. We are prepared to open our secure portal for customers to submit forgiveness applications online in the fourth quarter of 2020. Of the total PPP loans, 48% (870 loans) totaling $18.4 million had principal balances of less than or equal to $50,000 as of September 30, 2020.
•While California’s wildfire season has once again been challenging for many communities in Northern California, fortunately, Bank of Marin and our clients have been minimally impacted. The fires had a negligible impact on our third quarter results.
•Since granting $388.5 million in payment relief for 264 loans at the onset of the pandemic, 236 loans totaling $336.3 million have resumed or are scheduled to resume normal payments and eight loans totaling $5.0 million paid off. As of October 19, 2020, twenty loans totaling $47.2 million (balances as of September 30, 2020) had either requested additional payment relief or the relief period had not expired. We know each of these clients very well and presently expect the majority will navigate through the pandemic and resume normal payments. The following table summarizes these loans by industry:
Page-31

Payment Relief by Type
Industry	Outstanding Loan Balance (in thousands)	Weighted Average LTV
Education	$17,481	26%
Hospitality	10,431	49%
Retail Related CRE	6,295	48%
Health Clubs	6,201	60%
Office and Mixed Use	5,371	55%
Non-CRE Related	1,459	N/A
Payment Relief Totals	$47,238	42%

•Credit quality remains a cornerstone of the Bank's consistent performance. Non-accrual loans totaled $1.4 million, or 0.07% of total loans at September 30, 2020, compared to $226 thousand, or 0.01% at December 31, 2019. Despite the low non-accrual totals, we considered the potential impact of the COVID-19 pandemic on the economy in general and recorded a provision for loan losses of $5.45 million for the first nine months of 2020, compared to a $400 thousand provision for the same period in 2019. Provision for losses on off-balance sheet commitments for the first nine months of 2020 was $610 thousand compared to $129 thousand for the same period in 2019. SBA PPP loans are fully guaranteed by the SBA and did not contribute to the provisions.
•Total deposits increased $232.8 million in the first nine months of 2020 to $2,569.3 million at September 30, 2020.
•Non-interest bearing deposits represented 54% of total deposits as of September 30, 2020, compared to 48% at December 31, 2019. The cost of average deposits decreased 7 basis points to 0.13% during the first nine months of 2020.
•Return on assets was 1.03% for the nine months ended September 30, 2020, compared to 1.33% for the first nine months of 2019. Return on equity was 8.47% for the nine months ended September 30, 2020, compared to 10.40% for the nine months ended September 30, 2019.
•All capital ratios were above well capitalized regulatory requirements. The total risk-based capital ratio for the Bank was 15.5% at September 30, 2020, compared to 14.6% at December 31, 2019.
•On October 23, 2020, the Board of Directors approved the reactivation of the share repurchase program that was suspended on March 20, 2020 as part of the early pandemic response, of which $23.2 million remains available for future repurchases.
•The Board of Directors declared a cash dividend of $0.23 per share on October 23, 2020. This represents the 62nd consecutive quarterly dividend paid by Bank of Marin Bancorp. The dividend is payable on November 13, 2020, to shareholders of record at the close of business on November 6, 2020.

Bank of Marin's strong balance sheet is built from our core values - relationship banking, disciplined fundamentals and commitment to the communities that we serve. For the remainder of 2020 and looking forward into 2021, we believe that our robust liquidity and capital positions, high credit quality loan portfolio, excellent credit metrics and low-cost deposit base should help us navigate the pandemic and low interest rate environment.
Page-32

RESULTS OF OPERATIONS

Highlights of the financial results are presented in the following tables:

(dollars in thousands)	September 30, 2020	December 31, 2019
Selected financial condition data:
Total assets	$2,975,225	$2,707,280
Loans, net	2,085,878	1,826,609
Deposits	2,569,289	2,336,489
Borrowings and other obligations	2,859	2,920
Stockholders' equity	357,570	336,788
Asset quality ratios:
Allowance for loan losses to total loans	1.05%	0.90%
Allowance for loan losses to total loans, excluding non-PCI and SBA PPP loans [1]	1.29%	0.96%
Allowance for loan losses to non-accrual loans	15.34x	73.86x
Non-accrual loans to total loans	0.07%	0.01%
Capital ratios:
Equity to total assets ratio	12.02%	12.44%
Tangible common equity to tangible assets [2]	11.00%	11.30%
Total capital (to risk-weighted assets)	16.05%	15.07%
Tier 1 capital (to risk-weighted assets)	14.92%	14.24%
Tier 1 capital (to average assets)	10.58%	11.66%
Common equity Tier 1 capital (to risk weighted assets)	14.79%	14.11%

	Three months ended		Nine months ended
(dollars in thousands, except per share data)	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Selected operating data:
Net interest income	$24,566	$24,151	$73,060	$71,786
Provision for loan losses	1,250	400	5,450	400
Non-interest income	1,790	2,721	6,723	6,766
Non-interest expense	15,238	14,200	44,848	44,644
Net income	7,491	9,448	22,125	25,162
Net income per common share:
Basic	$0.55	$0.70	$1.64	$1.84
Diluted	$0.55	$0.69	$1.62	$1.82
Performance and other financial ratios:
Return on average assets	0.98%	1.49%	1.03%	1.33%
Return on average equity	8.37%	11.34%	8.47%	10.40%
Tax-equivalent net interest margin [3]	3.44%	4.04%	3.61%	4.03%
Cost of deposits	0.09%	0.21%	0.13%	0.20%
Efficiency ratio	57.82%	52.84%	56.21%	56.83%
Cash dividend payout ratio on common stock [4]	41.82%	30.00%	28.05%	32.07%
1 The allowance for loan losses to total loans, excluding non-impaired non-PCI and guaranteed SBA PPP loans, is considered a meaningful non-GAAP financial measure, as it represents only those loans that were considered in the calculation of the allowance for loan losses. Non-PCI loans that were not impaired at September 30, 2020 and December 31, 2019 totaled $90.4 million and $106.8 million, respectively. SBA PPP loans totaled $301.7 million at September 30, 2020. There were no SBA PPP loans as of December 31, 2019.
2 Tangible common equity to tangible assets is considered to be a meaningful non-GAAP financial measure of capital adequacy and is useful for investors to assess Bancorp's ability to absorb potential losses. Tangible common equity of $323 million and $302 million at September 30, 2020 and December 31, 2019, respectively, includes common stock, retained earnings and unrealized gains (losses) on available-for sale securities, net of tax, less goodwill and intangible assets. Tangible assets exclude goodwill and intangible assets of $34.2 million and $34.8 million at September 30, 2020 and December 31, 2019, respectively.
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

	Three months ended			Three months ended
	September 30, 2020			September 30, 2019
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Interest-earning deposits with banks [1]	$184,883	$50	0.11%	$77,467	$425	2.15%
Investment securities [2,3]	527,077	3,481	2.64%	506,023	3,443	2.72%
Loans [1,3,4]	2,117,679	21,957	4.06%	1,780,325	21,719	4.77%
Total interest-earning assets [1]	2,829,639	25,488	3.52%	2,363,815	25,587	4.24%
Cash and non-interest-bearing due from banks	55,353			38,434
Bank premises and equipment, net	5,412			6,713
Interest receivable and other assets, net	138,938			114,537
Total assets	$3,029,342			$2,523,499
Liabilities and Stockholders' Equity
Interest-bearing transaction accounts	$153,089	$41	0.11%	$137,861	$101	0.29%
Savings accounts	191,915	17	0.04%	170,166	17	0.04%
Money market accounts	802,585	377	0.19%	661,131	855	0.51%
Time accounts including CDARS	97,465	133	0.54%	101,404	147	0.57%
Borrowings and other obligations [1]	113	—	2.51%	599	4	2.69%
Subordinated debenture [1]	2,751	35	4.97%	2,682	57	8.27%
Total interest-bearing liabilities	1,247,918	603	0.19%	1,073,843	1,181	0.44%
Demand accounts	1,380,708			1,088,903
Interest payable and other liabilities	44,486			30,268
Stockholders' equity	356,230			330,485
Total liabilities & stockholders' equity	$3,029,342			$2,523,499
Tax-equivalent net interest income/margin [1]		$24,885	3.44%		$24,406	4.04%
Reported net interest income/margin [1]		$24,566	3.40%		$24,151	4.00%
Tax-equivalent net interest rate spread			3.33%			3.80%
Page-34

	Nine months ended			Nine months ended
	September 30, 2020			September 30, 2019
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
(in thousands; unaudited)	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Interest-earning deposits with banks [1]	$152,587	$421	0.36%	$43,896	$754	2.27%
Investment securities [2,3]	544,754	11,632	2.85%	564,050	11,477	2.71%
Loans [1,3,4]	1,998,456	64,423	4.24%	1,765,260	63,786	4.76%
Total interest-earning assets [1]	2,695,797	76,476	3.73%	2,373,206	76,017	4.22%
Cash and non-interest-bearing due from banks	44,665			34,634
Bank premises and equipment, net	5,631			7,108
Interest receivable and other assets, net	130,525			108,806
Total assets	$2,876,618			$2,523,754
Liabilities and Stockholders' Equity
Interest-bearing transaction accounts	$144,784	$146	0.13%	$130,109	$269	0.28%
Savings accounts	179,288	50	0.04%	174,837	52	0.04%
Money market accounts	786,012	1,731	0.29%	665,167	2,406	0.48%
Time accounts including CDARS	96,237	436	0.61%	109,978	441	0.54%
Borrowings and other obligations [1]	208	3	2.14%	3,848	75	2.57%
Subordinated debenture [1]	2,733	124	5.96%	2,664	175	8.66%
Total interest-bearing liabilities	1,209,262	2,490	0.27%	1,086,603	3,418	0.42%
Demand accounts	1,278,265			1,083,260
Interest payable and other liabilities	40,279			30,344
Stockholders' equity	348,812			323,547
Total liabilities & stockholders' equity	$2,876,618			$2,523,754
Tax-equivalent net interest income/margin [1]		$73,986	3.61%		$72,599	4.03%
Reported net interest income/margin [1]		$73,060	3.56%		$71,786	3.99%
Tax-equivalent net interest rate spread			3.45%			3.80%

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

Analysis of Changes in Tax-Equivalent Net Interest Income

The following table presents the effects of changes in average balances (volume) or changes in average rates on tax-equivalent net interest income for the years indicated. Volume variances are equal to the increase or decrease in average balances multiplied by prior period rates. Rate variances are equal to the increase or decrease in rates multiplied by prior period average balances. Mix variances are attributable to the change in yields or rates multiplied by the change in average balances, including one more day in the nine months ended September 30, 2020.
Page-35

	Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019				Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019
(in thousands)	Volume	Yield/Rate	Mix	Total	Volume	Yield/Rate	Mix	Total
Interest-earning deposits with banks	$589	$(404)	$(560)	$(375)	$1,867	$(633)	$(1,567)	$(333)
Investment securities [1]	143	(101)	(4)	38	(393)	567	(19)	155
Loans [1]	4,116	(3,260)	(618)	238	8,426	(7,088)	(701)	637
Total interest-earning assets	4,848	(3,765)	(1,182)	(99)	9,900	(7,154)	(2,287)	459
Interest-bearing transaction accounts	11	(64)	(7)	(60)	30	(138)	(15)	(123)
Savings accounts	1	(1)	—	—	1	(3)	—	(2)
Money market accounts	183	(544)	(117)	(478)	437	(946)	(166)	(675)
Time accounts, including CDARS	(6)	(8)	—	(14)	(55)	56	(6)	(5)
Borrowings and other obligations	(3)	(6)	5	(4)	(71)	(13)	12	(72)
Subordinated debenture	1	(23)	—	(22)	5	(55)	(1)	(51)
Total interest-bearing liabilities	187	(646)	(119)	(578)	347	(1,099)	(176)	(928)
Changes in tax-equivalent net interest income	$4,661	$(3,119)	$(1,063)	$479	$9,553	$(6,055)	$(2,111)	$1,387
[1] Yields and interest income on tax-exempt securities and loans are presented on a taxable-equivalent basis using the federal statutory rate of 21%.
Third Quarter of 2020 Compared to Third Quarter of 2019

Net interest income totaled $24.6 million in the third quarter of 2020, compared to $24.2 million in the same quarter a year ago. The $415 thousand increase from the comparative quarter a year ago was primarily attributed to $2.4 million from SBA PPP loans, higher non-PPP loan balances and lower interest expense on deposits. These positive variances were partially offset by the impact of lower interest rates on non-PPP loans, cash and investments.

The tax-equivalent net interest margin was 3.44% in the third quarter of 2020 compared to 4.04% in the same quarter of the previous year.  The decrease in tax-equivalent net interest margin was attributable to both the lower interest rate environment and SBA PPP loans. SBA PPP loans lowered the third quarter 2020 net interest margin by 4 basis points.

In October 2020, due to the continued delay in the PPP forgiveness process, the Bank extended the payment deferral period from six to sixteen months for PPP loans that originated prior to June 5, 2020 in accordance with the PPP Flexibility Act. The extension of the first payment due date decreased the effective rate used to accrete net loan origination fees and costs, which will affect the timing of when the accretion of PPP net loan origination fees will be recognized. We estimate this change will decrease fourth quarter 2020 net interest income by approximately $850 thousand. The decrease may be partially or fully offset by the accelerated fee accretion related to loans that are forgiven and paid off during the fourth quarter, which cannot be estimated at this time.

First Nine Months of 2020 Compared to First Nine Months of 2019

Net interest income totaled $73.1 million in the nine months ended September, 30 2020, compared to $71.8 million in the same period a year ago. The $1.3 million increase was primarily due to SBA PPP loan income, higher commercial loan balances, higher yields on investments and lower rates on deposits partially offset by lower yields on loans.

The tax-equivalent net interest margin was 3.61% in the nine months ended September 30, 2020, compared to 4.03% in the same period a year ago.  The decrease in tax-equivalent net interest margin was attributable to both the lower interest rate environment and SBA PPP loans. SBA PPP loans lowered the 2020 net interest margin by 3 basis points. To offset the impacts of margin compression, we continue to focus on increasing efficiencies and controlling expenses including evaluating the cost of our facilities.

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
Page-36

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
Impaired loans totaled $13.8 million at September 30, 2020 and $11.5 million at December 31, 2019, with specific valuation allowances of $1,106 thousand and $397 thousand at the same respective dates. Loans graded special mention totaled $87.7 million at September 30, 2020 and $73.4 million at December 31, 2019. While special mention graded loans are not considered adversely classified, the $14.4 million increase was largely due to a small number of commercial real estate borrowers who, after further analysis, were granted additional payment relief beyond the initial relief period and a few commercial real estate loans that were considered temporarily affected by the pandemic. All of these loans have low loan-to-value ratios and will be monitored at least quarterly as part of the Bank's credit management process. Classified assets (loans with substandard or doubtful risk grades) totaled $11.0 million at September 30, 2020, compared to $9.9 million at December 31, 2019. There were no loans with doubtful risk grades at September 30, 2020 or December 31, 2019.

In accordance with the accounting relief provisions of the CARES Act, the Bank has postponed the adoption of the CECL accounting standard to focus on our customers' needs during the COVID-19 pandemic and due to the lack of clarity around the extent and duration of the COVID-19 pandemic, which hindered development of reasonable and supportable forecasts in the early days of the pandemic. Under the existing incurred loss model we adjusted certain qualitative factors, primarily to account for the significant increase in the unemployment rate and recorded a $5.45 million loan loss provision for the nine months ended September 30, 2020, compared to $400 thousand for the same period in the prior year. Net charge-offs were $14 thousand for the nine months ended September 30, 2020, compared to net recoveries of $19 thousand same period in the prior year.

The ratio of allowance for loan losses to total loans, including acquired loans and SBA-guaranteed PPP loans, was 1.05% at September 30, 2020, compared to 0.90% at December 31, 2019. Excluding guaranteed SBA PPP loans and non-PCI acquired loans, the ratio of the allowance for loan losses to total loans would have been 1.29% and 0.96% at September 30, 2020 and December 31, 2019, respectively (Refer to footnote 1 on page 33 for a definition and reconciliation of this non-GAAP financial measure). Non-accrual loans totaled $1.4 million, or 0.07% of total loans at September 30, 2020, compared to $226 thousand, or 0.01% of total loans at December 31, 2019. The $1.4 million increase in non-accrual loans was primarily attributable to one loan secured by a triplex property with a low loan-to-value ratio as well as one home equity loan.

For more information, refer to Note 5 to the Consolidated Financial Statements in this Form 10-Q.

Non-interest Income

The following tables detail the components of non-interest income.

	Three months ended		Amount	Percent
(dollars in thousands)	September 30, 2020	September 30, 2019	Increase (Decrease)	Increase (Decrease)
Service charges on deposit accounts	$284	$439	$(155)	(35.3)%
Wealth Management and Trust Services	450	495	(45)	(9.1)%
Debit card interchange fees, net	383	406	(23)	(5.7)%
Merchant interchange fees, net	63	79	(16)	(20.3)%
Earnings on bank-owned life insurance	232	795	(563)	(70.8)%
Dividends on FHLB stock	149	202	(53)	(26.2)%
Gains on sale of investment securities, net	—	—	—	N/A
Other income	229	305	(76)	(24.9)%
Total non-interest income	$1,790	$2,721	$(931)	(34.2)%

Page-37

	Nine months ended		Amount	Percent
(dollars in thousands)	September 30, 2020	September 30, 2019	Increase (Decrease)	Increase (Decrease)
Service charges on deposit accounts	$1,028	$1,403	$(375)	(26.7)%
Wealth Management and Trust Services	1,375	1,406	(31)	(2.2)%
Debit card interchange fees, net	1,051	1,200	(149)	(12.4)%
Merchant interchange fees, net	183	253	(70)	(27.7)%
Earnings on bank-owned life insurance, net	741	970	(229)	(23.6)%
Dividends on FHLB stock	503	591	(88)	(14.9)%
Gains on sale of investment securities, net	915	55	860	1,563.6%
Other income	927	888	39	4.4%
Total non-interest income	$6,723	$6,766	$(43)	(0.6)%

Third Quarter of 2020 Compared to Third Quarter of 2019

Non-interest income decreased by $931 thousand in the third quarter of 2020 to $1.8 million, compared to $2.7 million in the same quarter a year ago. The decrease was primarily due to a $562 thousand benefit collected on BOLI policies in the third quarter of 2019. Additionally fewer ATM fees and service charges on deposit accounts, lower dividends on FHLB stock, and lower fee income from one-way deposit sales to third-party deposit networks in the third quarter of 2020 all contributed to the decrease.

First Nine Months of 2020 Compared to First Nine Months of 2019

Non-interest income decreased by $43 thousand in the first nine months of 2020 to $6.7 million, compared to $6.8 million in the same period a year ago. The small decline was driven by decreases across most non-interest income categories, partially offset by higher gains on sales of investment securities in the first nine months of 2020.

Non-interest Expense

The following tables detail the components of non-interest expense.

	Three months ended		Amount	Percent
(dollars in thousands)	September 30, 2020	September 30, 2019	Increase (Decrease)	Increase (Decrease)
Salaries and related benefits	$8,638	$8,412	$226	2.7%
Occupancy and equipment	1,776	1,507	269	17.9%
Depreciation and amortization	539	573	(34)	(5.9)%
Federal Deposit Insurance Corporation insurance	181	1	180	18,000.0%
Data processing	822	923	(101)	(10.9)%
Professional services	655	580	75	12.9%
Directors' expense	184	189	(5)	(2.6)%
Information technology	256	279	(23)	(8.2)%
Amortization of core deposit intangible	213	222	(9)	(4.1)%
Provision for losses on off-balance sheet commitments	248	—	248	100.0%
Charitable contributions	481	111	370	333.3%
Other non-interest expense
Advertising	163	183	(20)	(10.9)%
Other expense	1,082	1,220	(138)	(11.3)%
Total other non-interest expense	1,245	1,403	(158)	(11.3)%
Total non-interest expense	$15,238	$14,200	$1,038	7.3%
Page-38

	Nine months ended		Amount	Percent
(dollars in thousands)	September 30, 2020	September 30, 2019	Increase (Decrease)	Increase (Decrease)
Salaries and related benefits	$25,979	$26,426	$(447)	(1.7)%
Occupancy and equipment	5,100	4,616	484	10.5%
Depreciation and amortization	1,591	1,701	(110)	(6.5)%
Federal Deposit Insurance Corporation insurance	299	354	(55)	(15.5)%
Data processing	2,437	2,942	(505)	(17.2)%
Professional services	1,749	1,701	48	2.8%
Directors' expense	533	555	(22)	(4.0)%
Information technology	758	822	(64)	(7.8)%
Amortization of core deposit intangible	639	665	(26)	(3.9)%
Provision for losses on off-balance sheet commitments	610	129	481	372.9%
Charitable contributions	921	377	544	144.3%
Other non-interest expense
Advertising	572	588	(16)	(2.7)%
Other expense	3,660	3,768	(108)	(2.9)%
Total other non-interest expense	4,232	4,356	(124)	(2.8)%
Total non-interest expense	$44,848	$44,644	$204	0.5%

Third Quarter of 2020 Compared to Third Quarter of 2019

Non-interest expense increased by $1.0 million to $15.2 million, compared to $14.2 million in the same period a year ago. The increase was primarily due to $370 thousand more in charitable contributions to non-profit organizations, $248 thousand provision for losses on off-balance sheet commitments, and higher salaries and benefits driven by annual merit increases. Additionally, the third quarter of 2020 included higher FDIC insurance expense due to fewer FDIC assessment credits, and higher occupancy expense associated with the renewal of leases for our existing headquarters offices and a new lease for a loan production office in San Mateo.

First Nine Months of 2020 Compared to First Nine Months of 2019

Non-interest expense increased by $204 thousand to $44.8 million in the first nine months of 2020, compared to $44.6 million in the same period a year ago. The increase was primarily due to $544 thousand higher charitable contributions to non-profit organizations, $484 thousand higher occupancy expense associated with new and renewed leases mentioned above, and $481 thousand higher provision for losses on off-balance sheet commitments. These increases were partially offset by decreases in salaries and related benefits primarily due to $915 thousand SBA PPP-related deferred loan origination costs and fewer data processing costs from our digital platform conversion.

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

The provision for income taxes for the third quarter of 2020 totaled $2.4 million at an effective tax rate of 24.1%, compared to $2.8 million at an effective tax rate of 23.0% in the same quarter last year. The decrease in the provision reflected a lower level of pre-tax income in 2020, partially offset by a favorable deferred tax liability true-up adjustment recognized in the third quarter of 2019. The increase in the effective tax rate was primarily due to the true-up adjustment recognized in third quarter of 2019.

The provision for income taxes for the first nine months of 2020 totaled $7.4 million at an effective tax rate of 25.0%, compared to $8.3 million at an effective tax rate of 24.9% for the first nine months of 2019. The decrease in the provision reflected a lower level of pre-tax income and higher tax exempt earnings on investment securities in 2020. The slight increase in the effective tax rate was primarily due to the 2019 favorable deferred tax liability true-up
Page-39

adjustment as described above and a lower tax benefit from BOLI income in 2020. These increases were substantially offset by a higher level of discrete tax benefits in 2020 from the exercise of non-qualified stock options and disqualifying dispositions of incentive stock options compared to 2019.

We file a consolidated return in the U.S. Federal tax jurisdiction and a combined return in the State of California tax jurisdiction. There were no ongoing federal or state income tax examinations at the issuance of this report. At September 30, 2020, neither the Bank nor Bancorp had accruals for interest nor penalties related to unrecognized tax benefits.

FINANCIAL CONDITION SUMMARY

At September 30, 2020, assets totaled $2,975.2 million, an increase of $267.9 million, from $2,707.3 million at December 31, 2019, mainly due to an increase in cash and loans related to our participation in the PPP in response to the COVID-19 pandemic as explained below, partially offset by a $38.9 million decrease in investment securities.
Cash, Cash Equivalents and Restricted Cash

Total cash, cash equivalents and restricted cash were $213.6 million at September 30, 2020, compared to $183.4 million at December 31, 2019. The $30.2 million increase was largely due to temporary increases in SBA PPP borrowers' deposit accounts. Cash and cash equivalents as of September 30, 2020 do not include $146.6 million in temporary one-way sale transfers of deposits to third-party deposit networks as part of our liquidity management. Effective March 26, 2020, the Federal Reserve reduced the reserve requirement ratios to zero percent in response to the COVID-19 pandemic resulting in no restricted cash requirements as of September 30, 2020. Restricted cash held at the Federal Reserve as of December 31, 2019 totaled $4.8 million.

Investment Securities

The investment securities portfolio totaled $530.8 million at September 30, 2020, a decrease of $38.9 million from December 31, 2019. The decrease reflects paydowns, calls and maturities totaling $88.0 million and sales totaling $32.8 million during the first nine months of 2020, partially offset by purchases of $71.7 million high credit quality longer duration securities and increase in the fair value of available-for-sale securities in 2020. During the first and second quarters of 2020, respectively, we sold $26.6 million of short duration agency residential mortgage-backed securities subject to increasing prepayment speeds and $6.2 million of obligations of state and political subdivisions that were sensitive to the credit exposure posed by the COVID-19 pandemic. There were no security sales in the third quarter.

The following table summarizes our investment in obligations of state and political subdivisions at September 30, 2020 and December 31, 2019.

	September 30, 2020			December 31, 2019
(dollars in thousands)	Amortized Cost	Fair Value	% of Total State and Political Subdivisions	Amortized Cost	Fair Value	% of Total State and Political Subdivisions
Within California:
General obligation bonds	$3,333	$3,570	3.6%	$4,597	$4,813	6.6%
Revenue bonds	2,569	2,675	2.8	2,928	2,977	4.2
Tax allocation bonds	3,343	3,416	3.7	3,376	3,456	4.9
Total within California	9,245	9,661	10.1	10,901	11,246	15.7
Outside California:
General obligation bonds	62,182	64,836	68.2	45,974	46,976	66.1
Revenue bonds	19,763	20,966	21.7	12,680	12,648	18.2
Total outside California	81,945	85,802	89.9	58,654	59,624	84.3
Total obligations of state and political subdivisions	$91,190	$95,463	100.0%	$69,555	$70,870	100.0%

The portion of the portfolio outside the state of California is distributed among eleven states. Of the total investment in obligations of state and political subdivisions, the largest concentrations outside of California are in Texas (47.6%), Washington (9.7%) and Maryland (7.5%). During March 2020, we strategically increased our credit
Page-40

exposure to obligations issued by high credit quality municipal issuers in Texas that are either guaranteed by the AAA-rated Texas Permanent School Fund ("PSF") or backed by revenue sources from essential services (such as utilities and transportation). We have $6.0 million in obligations of Texas school district issuers having high concentrations in oil and gas industry taxpayers and all of them have credit guarantees from PSF. We have little or no exposure to municipal sectors such as higher education or health care that are most vulnerable to credit risks posed by the COVID-19 pandemic.

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

Loans

During the first nine months of 2020, loans increased by $264.7 million and totaled $2,108.0 million at September 30, 2020, primarily due to SBA PPP loans which totaled $308.2 million. We ended the origination of new PPP loans on June 30, 2020 to focus our efforts on helping our customers through the loan forgiveness process. New non-PPP related loan originations totaled $122.4 million in the first nine months of 2020. Payoffs totaled $124.7 million and line utilization decreased $24.5 million during the first nine months of 2020. While we have had success originating new loans this year, we have found that the pandemic has extended traditional timelines as loans move through the origination process. During these unprecedented times, we are focused on maintaining relationships with our customers and bringing in new client relationships where prudent and possible.

Liabilities

During the first nine months of 2020, total liabilities increased by $247.2 million to $2,617.7 million. Deposits increased $232.8 million in the first nine months of 2020, primarily driven by a combination of PPP loan proceeds and increased liquidity throughout the banking system as a result of depositors' higher level of savings during these uncertain economic times. Non-interest bearing deposits increased $254.9 million in the first nine months of 2020 to $1,383.7 million, and represented 53.9% of total deposits at September 30, 2020, compared to 48.3% at December 31, 2019. Liabilities as of September 30, 2020 included operating lease liabilities totaling $27.5 million, which increased $14.9 million in the first nine months of 2020 due to the extension of lease terms for our existing headquarters office and seven retail branches and a new lease agreement for one of our retail branches.

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

Management reviews capital ratios on a regular basis to ensure that capital exceeds the prescribed regulatory minimums and is adequate to meet our anticipated future needs.  For all periods presented, the Bank’s ratios exceed the regulatory definition of “well capitalized” under the regulatory framework for prompt corrective action and Bancorp’s ratios exceed the required minimum ratios to be considered a well-capitalized bank holding company. In addition, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action as of September 30, 2020. There are no conditions or events since that
Page-41

notification that Management believes have changed the Bank’s categories and we expect the Bank to remain well capitalized for prompt corrective action purposes.

In August 2018, the Board of Governors of the Federal Reserve System changed the definition of a "Small Bank Holding Company" by increasing the asset threshold from $1.0 billion to $3.0 billion. As a result, Bancorp was not subject to separate minimum capital requirements as of September 30, 2020 and December 31, 2019. However, we disclosed comparative capital ratios for Bancorp, which would have exceeded well-capitalized levels had Bancorp been subject to the same minimum capital requirements in 2020 and 2019.

The Bancorp’s and Bank’s capital adequacy ratios as of September 30, 2020 and December 31, 2019 are presented in the following tables. Bancorp's Tier 1 capital includes the subordinated debenture, which are not included at the Bank level.

Capital Ratios for Bancorp (dollars in thousands)	Actual Ratio		Adequately Capitalized Threshold			Ratio to be a Well Capitalized Bank Holding Company
September 30, 2020	Amount	Ratio	Amount		Ratio	Amount		Ratio
Total Capital (to risk-weighted assets)	$338,841	16.05%	≥ $	221,701	≥ 10.50%	≥ $	211,144	≥ 10.00%
Tier 1 Capital (to risk-weighted assets)	$315,031	14.92%	≥ $	179,472	≥ 8.50%	≥ $	168,915	≥ 8.00%
Tier 1 Capital (to average assets)	$315,031	10.58%	≥ $	119,063	≥ 4.00%	≥ $	148,829	≥ 5.00%
Common Equity Tier 1 (to risk-weighted assets)	$312,271	14.79%	≥ $	147,801	≥ 7.00%	≥ $	137,243	≥ 6.50%
December 31, 2019
Total Capital (to risk-weighted assets)	$319,317	15.07%	≥ $	222,430	≥ 10.50%	≥ $	211,838	≥ 10.00%
Tier 1 Capital (to risk-weighted assets)	$301,553	14.24%	≥ $	180,063	≥ 8.50%	≥ $	169,471	≥ 8.00%
Tier 1 Capital (to average assets)	$301,553	11.66%	≥ $	103,489	≥ 4.00%	≥ $	129,361	≥ 5.00%
Common Equity Tier 1 (to risk-weighted assets)	$298,845	14.11%	≥ $	148,287	≥ 7.00%	≥ $	137,695	≥ 6.50%

Capital Ratios for the Bank (dollars in thousands)	Actual Ratio		Adequately Capitalized Threshold			Ratio to be Well Capitalized under Prompt Corrective Action Provisions
September 30, 2020	Amount	Ratio	Amount		Ratio	Amount		Ratio
Total Capital (to risk-weighted assets)	$326,658	15.47%	≥ $	221,693	≥ 10.50%	≥ $	211,136	≥ 10.00%
Tier 1 Capital (to risk-weighted assets)	$302,848	14.34%	≥ $	179,466	≥ 8.50%	≥ $	168,909	≥ 8.00%
Tier 1 Capital (to average assets)	$302,848	10.17%	≥ $	119,062	≥ 4.00%	≥ $	148,827	≥ 5.00%
Common Equity Tier 1 (to risk-weighted assets)	$302,848	14.34%	≥ $	147,795	≥ 7.00%	≥ $	137,239	≥ 6.50%
December 31, 2019
Total Capital (to risk-weighted assets)	$309,875	14.63%	≥ $	222,437	≥ 10.50%	≥ $	211,844	≥ 10.00%
Tier 1 Capital (to risk-weighted assets)	$292,111	13.79%	≥ $	180,068	≥ 8.50%	≥ $	169,476	≥ 8.00%
Tier 1 Capital (to average assets)	$292,111	11.29%	≥ $	103,488	≥ 4.00%	≥ $	129,360	≥ 5.00%
Common Equity Tier 1 (to risk-weighted assets)	$292,111	13.79%	≥ $	148,291	≥ 7.00%	≥ $	137,699	≥ 6.50%

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

Page-42

We obtain funds from the collection of loan payments, deposit inflows, investment security maturities, paydowns and sales, federal funds purchases, FHLB advances, other borrowings, and cash flow from operations.  Our primary uses of funds are the origination of loans, the purchase of investment securities, withdrawals of deposits, maturity of certificates of deposit, repayment of borrowings and dividends to common stockholders.

The most significant factor in our daily liquidity position has been the level of customer deposits. The attraction and retention of new deposits depends upon the variety and effectiveness of our customer account products, service and convenience, and rates paid to customers, as well as our financial strength. Deposit balances increased by $232.8 million in the first nine months of 2020 due to the increased level of liquidity in the financial markets. In addition, there has been an influx of deposits throughout the banking system as a result of depositors' higher level of savings during the uncertain economic times.

Since March 2020, we have granted $388.5 in payment relief for 264 loans by allowing certain borrowers with hardship requests either full payment deferrals or interest-only payments. As of October 19, 2020, 236 loans totaling $336.3 million have resumed or are scheduled to resume normal payments and eight loans totaling $5.0 million have paid off. The Bank has substantial contingent and on-balance-sheet liquidity to support the loan payment relief programs, including unencumbered available-for-sale securities and cash. At September 30, 2020, our cash and cash equivalents increased $30.2 million from December 31, 2019, primarily due to an increase in deposits of $232.8 million, as explained above. Other significant sources of liquidity during the first nine months of 2020 included $121.7 million in paydowns, maturities and sales of investment securities and $31.3 million net cash provided by operating activities (including $10.7 million in processing fees received from the SBA for the origination of PPP loans as of September 30, 2020). Uses of liquidity during the first nine months of 2020 included $269.4 million in loan originations, net of principal collected, $71.7 million in investment securities purchases, and $9.4 million in cash dividends paid on common stock to our shareholders. Refer to the Consolidated Statement of Cash Flows in this Form 10-Q for additional information on our sources and uses of liquidity. Management anticipates that our current strong liquidity position and core deposit base will provide adequate liquidity to fund our operations.

Undrawn credit commitments, as discussed in Note 8 to the Consolidated Financial Statements in this Form 10-Q, totaled $567.5 million at September 30, 2020. These commitments, to the extent used, are expected to be funded primarily through the repayment of existing loans, deposit growth and liquid assets. Over the next twelve months, $70.7 million of time deposits will mature. In addition, we waived the early withdrawal penalties for certificates of deposit when allowed by law in response to the pandemic, which might cause more depositors to withdraw time deposits during the uncertain economic environment. Our emphasis on local deposits combined with our equity position is expected to provide a strong funding base.

Since Bancorp is a holding company and does not conduct regular banking operations, its primary sources of liquidity are dividends from the Bank. Under the California Financial Code, payment of a dividend from the Bank to Bancorp without advance regulatory approval is restricted to the lesser of the Bank’s retained earnings or the amount of the Bank’s net profits from the previous three fiscal years less the amount of dividends paid during that period. The primary uses of funds for Bancorp are shareholder dividends and ordinary operating expenses.  Bancorp held $12.2 million of cash at September 30, 2020. The cash level at Bancorp is deemed sufficient to cover Bancorp's operational needs and cash dividends to shareholders through mid-2021. Management anticipates that the Bank will continue to have sufficient earnings to provide dividends to Bancorp to meet its funding requirements going forward.

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

Page-43

From time to time, we enter into interest rate swap contracts to mitigate the changes in the fair value of specified long-term fixed-rate loans and firm commitments to enter into long-term fixed-rate loans caused by changes in interest rates. See Note 9 to the Consolidated Financial Statements in this Form 10-Q.

ALCO and the Board of Directors review our exposure to interest rate risk at least quarterly. We use simulation models to measure interest rate risk and to evaluate strategies to improve profitability. A simplified static statement of condition is prepared on a quarterly basis as a starting point, using instrument level data of our actual loans, investments, borrowings and deposits as inputs. If potential changes to net equity value and net interest income resulting from hypothetical interest rate changes are not within the limits established by the Board of Directors, Management may adjust the asset and liability mix to bring the risk position within approved limits or take other actions. At September 30, 2020, interest rate risk was within policy guidelines established by ALCO and the Board. One set of interest rates modeled and evaluated against flat interest rates is a series of immediate parallel shifts in the yield curve. These are provided in the following table as an example rather than an expectation of likely interest rate movements.

Immediate Changes in Interest Rates (in basis points)	Estimated Change in Net Interest Income in Year 1, as percent of Net Interest Income	Estimated Change in Net Interest Income in Year 2, as percent of Net Interest Income
up 400	(3.4)%	4.2%
up 300	(2.4)%	3.4%
up 200	(1.7)%	1.8%
up 100	(1.2)%	(0.3)%
down 100	(0.5)%	(0.9)%

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

Changes in Internal Control over Financial Reporting
Page-44

While many employees have been working remotely due to the COVID-19 pandemic, we continually monitor our internal controls over financial reporting to minimize any related impact of the pandemic.

During the quarter ended September 30, 2020, there were no significant changes that materially affected, or are reasonably likely to affect, our internal control over financial reporting. The term internal control over financial reporting, as defined by Rule 15d-15(f) of the Act, is a process designed by, or under the supervision of, the issuer's principal executive and principal financial officers, or persons performing similar functions, and effected by the issuer's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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
Our Business, Results of Operations, and Financial Condition Have Been, and Will Likely Continue to be, Adversely Affected by the Ongoing COVID-19 Pandemic
On March 11, 2020, the World Health Organization declared COVID-19 a pandemic, which has spread globally including in the United States. On March 13, 2020, the President of the United States declared the COVID-19 pandemic a national emergency. The pandemic has caused significant economic disruption and many states and local governments have continued to order non-essential businesses to close or scale back services. The extent to which the pandemic impacts our business, results of operations and financial condition will depend on future developments, which are highly uncertain and are difficult to predict, including, but not limited to, the duration and spread of the outbreak, its severity, actions to contain the virus including the timing and deployment of a successful vaccine, and how quickly and to what extent normal economic and operating conditions can resume, particularly in California. As a result, we are subject to the following risks, which could have a material effect on our business, financial condition, results of operations, capital position and liquidity:
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
•The commercial real estate ("CRE") loan market and CRE loan demand could be adversely affected longer-term by the pandemic due to structural changes relating to remote work trends or migration outside of metropolitan areas. These trends could increase vacancy rates and reduce commercial real estate values. As of September 30, 2020, using regulatory definitions in the CRE Concentration Guidance, our concentration in investor-owned commercial real estate loans as a percentage of capital was 323%, compared to 330% at December 31, 2019.
•Demand for our products and services may decline, and deposit balances may decrease making it difficult to grow assets and income.
Page-45

•The decline in the target federal funds rate has decreased yields on our assets that exceed the decline in our cost of interest-bearing liabilities. A prolonged low interest rate environment could continue to compress our net interest margin.
•Net interest margin in future periods may be significantly impacted by the accretion of the remaining $6.5 million in net deferred PPP loan origination fees and costs, which is influenced by, among other things, the timing of SBA loan forgiveness.
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
•Our borrowers' actual payment performance may be worse than anticipated as the payment deferrals related to the COVID-19 pandemic expire, and we may experience potential adverse impact from loan modifications and payment deferrals despite their implementation consistent with recent regulatory guidance. While over 90% of the payment relief loans have resumed or are scheduled to resume normal payments, we have no assurance that these borrowers will not require additional payment relief in the future due to the continued impact of the pandemic.
Recent government actions to provide substantial financial support to businesses (e.g., Paycheck Protection Program) could partially mitigate the financial impact to us and our borrowers. However, the success of these measures is unknown and they may not be sufficient to mitigate fully the negative impact of the ongoing pandemic. In addition, the stalled Congressional support for an additional relief package and results of the presidential election could exacerbate the negative effects of the pandemic, the impact of which cannot be quantified at this time.
Our Traditional Service Delivery Channels may be Impacted by the COVID-19 Pandemic
In light of the external COVID-19 threat, the Board of Directors and senior management are continuously monitoring the situation, providing frequent communications, and making adjustments and accommodations for both external clients and our employees. All branches remain open to serve our customers and local communities, with modified hours and strict social distancing protocols in place as well as limits on the number of customers allowed in a branch at one time. Our customers have been encouraged to utilize alternative banking options including ATM, digital and telephone banking. Further, many employees are working remotely, and travel as well as face-to-face meeting restrictions are in effect. In addition, given the increasing risk of cybersecurity incidents during the pandemic, we have enhanced our cybersecurity protocols. If the pandemic worsens or lasts for an extended period of time, to protect the health of the Bank’s workforce and our customers, we may need to enact further precautionary measures to help minimize the risks to our employees and customers, thus potentially altering our service delivery channels and operations over a prolonged period. These changes to our traditional service delivery channels may negatively impact our customers' experience of banking with us, and therefore negatively impact our financial condition and results of operations.

ITEM 2       Unregistered Sales of Equity Securities and Use of Proceeds

On April 23, 2018, Bancorp announced that its Board of Directors approved a Share Repurchase Program under which Bancorp may repurchase up to $25.0 million of its outstanding common stock through May 1, 2019. The Board subsequently extended the Share Repurchase Program, which expired on February 28, 2020, with cumulative purchases of 561,355 shares totaling $23.5 million. Approximately $1.5 million in authorized share repurchases expired unutilized.

On January 24, 2020, Bancorp Board of Directors approved a new Share Repurchase Program under which Bancorp may repurchase up to $25.0 million of its outstanding common stock through February 28, 2022. The new share repurchase program began in March 2020 and was suspended by the Board of Directors on March 20, 2020 as part of the early pandemic response. Prior to suspension, repurchases under this program were 58,526 shares totaling $1.8 million, with approximately $23.2 million available for future repurchases. In light of continued capital strength, on October 23, 2020, the Board of Directors reactivated this program.

There were 92,664 shares repurchased totaling $3.2 million in the first nine months of 2020, none of which took place in the third quarter of 2020. For additional information, refer to Note 7 to the Consolidated Financial Statements in this Form 10-Q.
Page-46

ITEM 3       Defaults upon Senior Securities
None.

ITEM 4      Mine Safety Disclosures
Not applicable.

ITEM 5      Other Information
None.
Page-47

ITEM 6       Exhibits

The following exhibits are filed as part of this report or hereby incorporated by references to filings previously made with the SEC.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
3.01	Articles of Incorporation, as amended	10-Q	001-33572	3.01	November 7, 2007
3.02	Bylaws	10-Q	001-33572	3.02	May 9, 2011
3.02a	Bylaws Amendment	8-K	001-33572	3.03	July 6, 2015
4.01	Rights Agreement, dated July 6, 2017	8-A12B	001-33572	4.1	July 7, 2017
4.02	Description of Capital Stock	10-K	001-33572	4.02	March 13, 2020
10.01	Employee Stock Ownership Plan	S-8	333-218274	4.1	May 26, 2017
10.02	2017 Employee Stock Purchase Plan	S-8	333-221219	4.1	October 30, 2017
10.03	2017 Equity Plan, as amended	S-8	333-227840	4.1	October 15, 2018
10.04	2020 Director Stock Plan	S-8	333-239555	4.1	June 30, 2020
10.05	Form of Indemnification Agreement for Directors and Executive Officers, dated August 9, 2007	10-Q	001-33572	10.06	November 7, 2007
10.06	Form of Employment Agreement, dated January 23, 2009	8-K	001-33572	10.1	January 26, 2009
10.07	2010 Annual Individual Incentive Compensation Plan	8-K	001-33572	99.1	October 21, 2010
10.08	Salary Continuation Agreement for executive officer Russell Colombo, Chief Executive Officer, dated January 1, 2011	8-K	001-33572	10.1	January 6, 2011
10.09	Salary Continuation Agreement for executive officer Tani Girton, Chief Financial Officer, dated October 18, 2013	8-K	001-33572	10.2	November 4, 2014
10.10	Salary Continuation Agreement for executive officer Elizabeth Reizman, Chief Credit Officer, dated July 20, 2014	8-K	001-33572	10.3	November 4, 2014
10.11	2007 Form of Change in Control Agreement	8-K	001-33572	10.1	October 31, 2007
10.12	Salary Continuation Agreement for executive officer Timothy Myers, Executive Vice President and Commercial Banking Manager, dated January 1, 2016					Filed to correct previously incorrect hyperlink
31.01	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					Filed
31.02	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					Filed
32.01	Certification pursuant to 18 U.S.C. §1350 as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002					Filed
101.INS	Inline XBRL Instance Document					Filed
101.SCH	Inline XBRL Taxonomy Extension Schema Document					Filed
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					Filed
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					Filed
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					Filed
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					Filed
Page-48

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bank of Marin Bancorp
(registrant)

November 6, 2020	/s/ Russell A. Colombo
Date	Russell A. Colombo
President &
Chief Executive Officer
(Principal Executive Officer)

November 6, 2020	/s/ Tani Girton
Date	Tani Girton
Executive Vice President &
Chief Financial Officer
(Principal Financial Officer)

November 6, 2020	/s/ David A. Merck
Date	David A. Merck
Vice President &
Financial Reporting Manager
(Principal Accounting Officer)

Page-49