Form 10-K
period 2020-12-31
Bank of Marin Bancorp
filed 2021-03-15
CIK 1403475

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

(Mark One)
 ☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

OR

 ☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission File Number  001-33572

Bank of Marin Bancorp
(Exact name of Registrant as specified in its charter)

California				20-8859754
(State or other jurisdiction of incorporation or organization)				(IRS Employer Identification No.)
504 Redwood Blvd.	Suite 100	Novato	CA	94947
(Address of principal executive office)				(Zip Code)

Registrant’s telephone number, including area code:  (415) 763-4520

Securities registered pursuant to Section 12 (b) of the Act:

None

Securities registered pursuant to section 12(g) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Common Stock, No Par Value, and attached Share Purchase Rights	BMRC	The Nasdaq Stock Market

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
Yes  ☒                   No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.                    ☒

Indicate by check mark if the registrant is a shell company, as defined in Rule 12b-2 of the Exchange Act.
Yes   ☐         No  ☒

As of June 30, 2020, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the voting common equity held by non-affiliates, based upon the closing price per share of the registrant's common stock as reported by the Nasdaq, was approximately $426 million. For the purpose of this response, directors and certain officers of the Registrant are considered affiliates at that date.

As of February 28, 2021, there were 13,359,479 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on May 11, 2021 are incorporated by reference into Part III.

TABLE OF CONTENTS

PART I		Page-4
Forward-Looking Statements		Page-4
ITEM 1.	BUSINESS	Page-4
ITEM 1A.	RISK FACTORS	Page-12
ITEM 1B.	UNRESOLVED STAFF COMMENTS	Page-21
ITEM 2.	PROPERTIES	Page-21
ITEM 3.	LEGAL PROCEEDINGS	Page-21
ITEM 4.	MINE SAFETY DISCLOSURES	Page-21
PART II		Page-22
ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	Page-22
ITEM 6.	SELECTED FINANCIAL DATA	Page-24
ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	Page-25
	Forward-Looking Statements	Page-25
	Critical Accounting Policies	Page-25
	Executive Summary	Page-26
	RESULTS OF OPERATIONS	Page-28
	Net Interest Income	Page-28
	Provision for Loan Losses	Page-30
	Non-Interest Income	Page-30
	Non-Interest Expense	Page-31
	Provision for Income Taxes	Page-32
	FINANCIAL CONDITION	Page-32
	Investment Securities	Page-32
	Loans	Page-34
	Allowance for Loan Losses	Page-37
	Other Assets	Page-40
	Deposits	Page-40
	Borrowings	Page-41
	Deferred Compensation Obligations	Page-41
	Off Balance Sheet Arrangements and Commitments	Page-42
	Capital Adequacy	Page-42
	Liquidity	Page-43

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	Page-44

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Page-45
	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Page-54
	Note 1: Summary of Significant Accounting Policies	Page-54
	Note 2: Investment Securities	Page-66
	Note 3: Loans and Allowance for Credit Losses	Page-71
	Note 4: Bank Premises and Equipment	Page-78
	Note 5: Bank Owned Life Insurance	Page-78
	Note 6: Deposits	Page-78
	Note 7: Borrowings	Page-79
	Note 8: Stockholders' Equity and Stock Plans	Page-80

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

Forward-looking statements are based on management's current expectations regarding economic, legislative, and regulatory issues that may affect our earnings in future periods. A number of factors, many of which are beyond management’s control, could cause future results to vary materially from current management expectations. Such factors include, but are not limited to, general economic conditions and the economic uncertainty in the United States and abroad, including changes in interest rates, deposit flows, real estate values, and expected future cash flows on loans and securities; costs or effects of acquisitions; competition; changes in accounting principles, policies or guidelines; changes in legislation or regulation (including the Tax Cuts and Jobs Act of 2017, Coronavirus Aid, Relief and Economic Security Act of 2020, as amended, and the Economic Aid to Hard-Hit Small Businesses, Nonprofits and Venues Act of 2020); our borrowers’ actual payment performance as loan deferrals related to the COVID-19 pandemic expire, including the potential adverse impact of loan modifications and payment deferrals implemented consistent with recent regulatory guidance; natural disasters (such as wildfires and earthquakes in our area); adverse weather conditions; interruptions of utility service in our markets for sustained periods; and other economic, competitive, governmental, regulatory and technological factors (including external fraud and cybersecurity threats) affecting our operations, pricing, products and services.

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

ITEM 1        BUSINESS

Bank of Marin (the “Bank”) was incorporated in August 1989, received its charter from the California Superintendent of Banks (now the Department of Financial Protection and Innovation or "DFPI") and commenced operations in January 1990. The Bank is an insured bank by the Federal Deposit Insurance Corporation (“FDIC”). Bank of Marin Bancorp (“Bancorp”) was formed in 2007 and the Bank became its sole subsidiary when each share of Bank common stock was exchanged for one share of Bancorp common stock. Bancorp is listed on the Nasdaq Stock Market under the symbol BMRC. Upon formation of the holding company, Bancorp became subject to regulation under the Bank Holding Company Act of 1956, as amended, and reporting and examination requirements by the Board of Governors of the Federal Reserve System ("Federal Reserve"). Bancorp files periodic reports and proxy statements with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended.

References in this report to “Bancorp” mean Bank of Marin Bancorp, parent holding company for the Bank. References to “we,” “our,” “us” mean the holding company and the Bank that are consolidated for financial reporting purposes.

Virtually all of our business is conducted through Bancorp's subsidiary, Bank of Marin, which is headquartered in Novato, California. In addition to our headquarters, we operate twenty-five offices in Alameda, Contra Costa, Marin,

Napa, San Francisco, San Mateo and Sonoma counties, with a strong emphasis on supporting the local communities. Our customer base is made up of commercial, business, not-for-profit and personal banking relationships from the communities within the seven Bay Area counties that we serve. Our business banking focus is on small to medium-sized businesses, professionals and not-for-profit organizations.
We offer a broad range of commercial and retail deposit and lending programs designed to meet the needs of our target markets. Our lending categories include commercial real estate loans, commercial and industrial loans (including small business loans), construction financing, consumer loans, and home equity lines of credit. Through third-party vendors, we offer merchant and payroll services, a commercial equipment leasing program and consumer credit cards. Other products and services include Apple Pay®, Samsung Pay®, Google Pay®, Positive Pay (fraud detection tool), and solutions for clients with cash management needs such as Cash Vault and SafePoint®.

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

Automated teller machines (“ATM's”) are available at most branch locations. Our ATM network is linked to the PLUS, CIRRUS and NYCE networks, as well as to a network of nation-wide surcharge-free ATM's called MoneyPass. We also offer our depositors 24-hour access to their accounts by telephone and through digital banking services available to personal and business account holders.

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

Market Area

Our primary market area consists of Marin, Sonoma, Napa, San Francisco, Alameda, Contra Costa, and San Mateo counties. Our customer base is primarily made up of commercial, business, not-for-profit and personal banking relationships within these market areas.

We attract deposit relationships from small to medium-sized businesses, not-for-profit organizations and professionals, merchants and individuals who live and/or work in the communities comprising our market areas. As of December 31, 2020, the majority of our deposits were in Marin County and southern Sonoma County, and approximately 60% of our deposits were from businesses and 40% from individuals.

Competition

The banking business in California generally, and in our market area specifically, is highly competitive with respect to attracting both loan and deposit relationships. The increasingly competitive environment is affected by changes in regulation, interest rates, technology and product delivery systems, and consolidation among financial service providers. The banking industry is seeing strong competition for quality loans, with larger banks expanding their activities to attract businesses that are traditionally community bank customers. In all of our seven counties, we have significant competition from nationwide banks with much larger branch networks and greater financial resources, as well as credit unions and other local and regional banks. Nationwide banks have the competitive advantages of national advertising campaigns. Large commercial banks also have substantially greater lending limits and the ability to offer certain services which are not offered directly by us. Other competitors for depositors' funds are money market mutual funds and non-bank financial institutions such as brokerage firms and insurance companies.

We differentiate ourselves from the numerous, and often larger, financial institutions in our primary market area with a business model built on relationship banking, disciplined fundamentals and commitment to the communities we serve. The Bank's experienced professionals deliver innovative and custom financing, with a deep local market knowledge and a personal understanding of each customer's unique needs.

In Marin County, we have the third largest market share of total deposits at 12.3%, based upon FDIC deposit market share data as of June 30, 20201. A significant driver of our franchise value is the growth and stability of our deposits, a low-cost funding source for our loan portfolio.

Human Capital Resources

At December 31, 2020, we employed 289 full-time equivalent staff. The actual number of employees, including part-time employees, at year-end 2020 included seven executive officers, 132 other corporate officers and 169 staff. None of our employees are presently represented by a union or covered by a collective bargaining agreement.

We offer a competitive total compensation package including a comprehensive benefits program to our employees designed to attract, retain and motivate employees, as well as to align with our performance, including employee ownership through our Employee Stock Ownership Plan. We regularly compare compensation and benefits with peer companies and market data, making adjustments as needed to ensure compensation stays competitive. We are continually investing in our workforce through employee development, education and training.

We strive to attract, develop, retain and plan for succession of key talent and executives to achieve our strategic objectives. We pride ourselves on creating an open, diverse, and transparent culture that celebrates collaboration and recognizes employees at all levels. We believe that the wide array of perspectives that result from such diversity promotes Legendary Service and business success. We continue to learn and grow, and our current initiatives reflect our ongoing efforts around a more diverse, inclusive and equitable workplace.

In order to develop a workforce that aligns with our corporate values, we regularly sponsor local community events so that our employees can better integrate themselves in and support our communities. We believe that our employees’ well-being and personal and professional development is fostered by our outreach to the communities we serve. Our employees’ desire for active community involvement enables us to sponsor a number of local community events and initiatives, including funding and volunteering for youth mentorship and financial literacy programs to enhance educational opportunities and sponsoring local chambers of commerce and economic development corporations to foster economic vitality.

We recognize that employees who are engaged and committed to their work and workplace contribute meaningfully to our success. On a regular basis, we solicit employee feedback through a confidential, company-wide survey on culture, management, career opportunities, compensation, and benefits. The results of this survey are reviewed and used to update employee programs, initiatives, and communications. We believe that our employee relations are good. We have consistently been recognized as one of the “Best Places to Work” by the North Bay Business Journal.

COVID-19 Pandemic-Related Response

Since the onset of the pandemic and national emergency, we have taken actions to ensure the health and safety of employees and customers. To protect the health of everyone, many employees are working remotely and strict social distancing and cleaning protocols have been enhanced across all locations. Working hours for customer
1 Source: S&P Global Market Intelligence of New York, New York

facing employees have been reduced while maintaining employee’s regular pay. No employees have been laid off and no employees have had their pay reduced.

SUPERVISION AND REGULATION

Bank holding companies and banks are extensively regulated under both federal and state law. The following discussion summarizes certain significant laws, rules and regulations affecting Bancorp and the Bank.

Bank Holding Company Regulation

Upon formation of the bank holding company on July 1, 2007, we became subject to regulation under the Bank Holding Company Act of 1956, as amended (“BHCA”) which subjects Bancorp to Federal Reserve reporting and examination requirements. Under the Federal Reserve law and regulations, a bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks. Under this requirement, Bancorp is expected to commit resources to support the Bank, including at times when Bancorp may not be in a financial position to provide such resources, and it may not be in Bancorp's, or Bancorp's shareholders’ or creditors’, best interests to do so. In addition, any capital loans Bancorp makes to the Bank are subordinate in right of payment to depositors and to certain other indebtedness of the Bank. The BHCA regulates the activities of holding companies including acquisitions, mergers and consolidations and, together with the Gramm-Leach Bliley Act of 1999, the scope of allowable banking activities. Bancorp is also a bank holding company within the meaning of the California Financial Code. As such, Bancorp and its subsidiaries are subject to examination by, and may be required to file reports with, the DFPI.

Bank Regulation

Banking regulations are primarily intended to protect consumers, depositors' funds, federal deposit insurance funds and the banking system as a whole. These regulations affect our lending practices, consumer protections, capital structure, investment practices and dividend policy.

As a state chartered bank, we are subject to regulation, supervision and examination by the DFPI. We are also subject to regulation, supervision and periodic examination by the FDIC. If, as a result of an examination of the Bank, the FDIC or the DFPI should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of our operations are unsatisfactory, or that we have violated any law or regulation, various remedies are available to those regulators including issuing a “cease and desist” order, monetary penalties, restitution, restricting our growth or removing officers and directors.

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

Dividends and Stock Repurchases

Bancorp's ability to pay dividends to its shareholders may be affected by both general corporate law considerations and the policies of the Federal Reserve applicable to bank holding companies. As a California corporation, Bancorp is subject to the limitations of California law, which allows a corporation to distribute cash or property to shareholders, including a dividend or repurchase or redemption of shares, if the corporation meets certain tests based on its performance and financial condition. Bancorp's primary source of cash is dividends received from the Bank. Prior to any distribution from the Bank to Bancorp, we ensure that the dividend computations comply with the provisions of the California Financial Code and regulations set forth by the DFPI and the FDIC. Refer to Note 8 to the Consolidated Financial Statements, under the heading “Dividends” in ITEM 8 of this report for more information.

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

Community Reinvestment Act

Congress enacted the Community Reinvestment Act (“CRA”) in 1977 to encourage financial institutions to meet the credit needs of the communities in which they are located. All banks and thrifts have a continuing and affirmative obligation, consistent with safe and sound operations, to help meet the credit needs of their entire communities, including low and moderate income neighborhoods. Regulatory agencies rate each bank's performance in assessing and meeting these credit needs. The Bank is committed to serving the credit needs of the communities in which we do business, and it is our policy to respond to all creditworthy segments of our market. As part of its CRA commitment, the Bank maintains strong philanthropic ties to the community. We invest in affordable housing projects that help economically disadvantaged individuals and residents of low- and moderate-income census tracts, in each case consistent with our long-established prudent underwriting practices. We also donate to, invest in and volunteer with organizations that serve the communities in which we do business, especially low- and moderate-income individuals. These organizations offer educational and health programs to economically disadvantaged students and families, community development services and affordable housing programs. We offer CRA reportable small business, small farm and community development loans within our assessment areas. The CRA requires a depository institution's primary federal regulator, in connection with its examination of the institution, to assess the institution's record in meeting CRA requirements. The regulatory agency's assessment of the institution's record is made available to the public. This record is taken into consideration when the institution establishes a new branch that accepts deposits, relocates an office, applies to merge or consolidate, or expands into other activities. The FDIC assigned a “Satisfactory” rating to its CRA performance examination based on their most recent examination completed in January 2018, which was performed under the large bank requirements.

In December 2019, the FDIC and the OCC announced a proposal to modernize the agencies’ regulations under the CRA that have not been substantively updated for nearly 25 years. In order to increase transparency for CRA exams, the proposal clarifies what qualifies for credit under the CRA, enabling banks and their partners to better implement lending and deposit activities that can benefit communities.  The proposal also updates the definition of a small business loan and creates an additional definition of “assessment area” tied to where deposits are located, in part to address changes that have occurred due to the rise in digital banking, ensuring that banks continue to provide loans and other services to low- and moderate-income individuals and businesses in their communities. On May 20, 2020, FDIC Chairman Jelena McWilliams released a statement that the FDIC strongly supports the efforts to make the CRA rules clearer, more transparent, and less subjective. However, the agency is not prepared to finalize a proposal at this time. Chairman McWilliams recognized the "herculean effort" community banks are making to support small businesses and families during the coronavirus, and encouraged financial institutions to work constructively with borrowers affected by the COVID-19 pandemic.

Anti-Money-Laundering Regulations

A series of banking laws and regulations beginning with the Bank Secrecy Act in 1970 requires banks to prevent, detect, and report illicit or illegal financial activities to the federal government to prevent money laundering, international drug trafficking, and terrorism. Under the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, financial institutions are subject to prohibitions against specified financial transactions and account relationships, requirements regarding the Customer Identification Program, as well as enhanced due diligence and “know your customer” standards in their dealings with high risk customers, foreign financial institutions, and foreign individuals and entities. In 2016, Customer Due Diligence Rules under the Bank Secrecy Act clarified and strengthened customer due diligence requirements. These rules contained explicit customer due diligence requirements, which included a new requirement to identify and verify the identity of beneficial owners of legal entity customers.

Privacy and Data Security

The Gramm-Leach Bliley Act (“GLBA”) of 1999 imposes requirements on financial institutions with respect to consumer privacy and the disclosure of non-public personal information about individuals who apply for or obtain a financial product to be used for personal, family or household purposes. The GLBA generally prohibits disclosure of consumer information to most nonaffiliated third parties unless the consumer has been given the opportunity to object and has not objected to such disclosure. Financial institutions are further required to disclose their privacy policies to consumers and the conditions under which an institution may disclose non-public information about a consumer to a nonaffiliated third party. The GLBA also directs federal regulators, including the FDIC, to prescribe standards for the security of consumer information. We are subject to such standards, as well as standards for notifying consumers in the event of a security breach. We must disclose our privacy policy to consumers and permit consumers to "opt out" of having non-public customer information disclosed to third parties. We are required to have an information security program to safeguard the confidentiality and security of customer information and to ensure proper disposal of information that is no longer needed. We notify our customers when unauthorized disclosure involves sensitive customer information that may be misused. Effective January 2020, the California Consumer Privacy Act (“CCPA”) added required notice about personal information we collect, use, share, and disclose for business purposes. The CCPA provides California residents rights regarding their personal information specifically related to exercising access, data portability and deletion rights. There are also California breach notification and disclosure requirements.

Consumer Protection Regulations

Our lending activities are subject to a variety of statutes and regulations designed to protect consumers, including the CRA, Home Mortgage Disclosure Act, Fair Credit Reporting Act, Fair Lending, Fair Debt Collection Practices Act, Flood Disaster Protection Act, eSign Act, Equal Credit Opportunity Act, the Fair Housing Act, Truth-in-Lending Act ("TILA"), the Real Estate Settlement Procedures Act ("RESPA"), Protecting Tenants at Foreclosure, and the Secure and Fair Enforcement for Mortgage Licensing Act ("SAFE"). Our deposit operations are also subject to laws and regulations that protect consumer rights including Expedited Funds Availability, Truth in Savings Act ("TISA"), and Electronic Funds Transfers. Other regulatory requirements include the Unfair, Deceptive or Abusive Acts and Practices ("UDAAP"), Dodd-Frank Act, Right to Financial Privacy, Telephone Consumer Protection Act and Privacy of Consumer Financial Information. Additional rules govern check writing ability on certain interest earning accounts and prescribe procedures for complying with administrative subpoenas of financial records.

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
Effective January 1, 2020, the federal banking agencies' jointly-issued final rule on the community bank leverage ratio ("CBLR") provides for an optional, simplified measure of capital adequacy for qualifying community banking organizations, consistent with Section 201 of the Economic Growth, Regulatory Relief, and Consumer Protection Act (the "Economic Growth Act"). Qualifying community banking organizations are defined as having less than $10 billion in total consolidated assets that meet risk-based qualifying criteria, a CBLR of greater than 9 percent, off-balance sheet exposure of 25 percent or less of total consolidated assets, trading assets and liabilities of 5 percent or less of total consolidated assets, and cannot be an advanced approaches institution. Such a community banking organization would not be subject to other risk-based and leverage capital requirements (including the Basel III and Basel IV requirements) and would be considered to have met the "well capitalized" ratio requirements. The CBLR is determined by dividing a financial institution’s tangible equity capital by its average total consolidated assets. The rule further describes what is included in tangible equity capital and average total consolidated assets. Qualifying banks may opt in and out of the CBLR framework at any time. While we are a qualifying community banking organization, we have not opted into the CBLR framework at this time. See below, for further discussion of the Economic Growth Act.

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

In an attempt to reduce the regulatory burden on U.S. companies, including financial institutions, in May 2018, the Presidential Administration signed the Economic Growth Act, which repealed or modified certain provisions of the Dodd-Frank Act and eased regulations on all but the largest banks. The Economic Growth Act’s highlights included improving consumer access to mortgage credit, added certain protections for consumers, included veterans and active duty military personnel, expanded credit freezes and created an identity theft protection database.

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

Strategic, Financial, and Reputational Risks

Our Business, Results of Operations, and Financial Condition Have Been, and Will Likely Continue to be, Adversely Affected by the Ongoing COVID-19 Pandemic

On March 11, 2020, the World Health Organization declared COVID-19 a pandemic, which has spread globally including in the United States. On March 13, 2020, the President of the United States declared the COVID-19 pandemic a national emergency. The pandemic has caused significant economic disruption and many states and local governments have continued to order non-essential businesses to close or scale back services. The extent to which the pandemic impacts our business, results of operations and financial condition will depend on future developments, which are highly uncertain and are difficult to predict, including, but not limited to, the duration and spread of the outbreak, its severity, actions to contain the virus including the timely deployment of an effective vaccination program, and how quickly and to what extent normal economic and operating conditions resume, particularly in California. As a result, we are subject to the following risks, which could have a material effect on our business, financial condition, results of operations, capital position and liquidity:
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
•Collateral securing our loans may decline in value, which could increase credit losses in our loan portfolio and necessitate increases in the allowance for credit losses on loans.
•The commercial real estate ("CRE") loan demand could be adversely affected longer-term by the pandemic due to structural changes relating to remote work trends, migration of the workforce outside of metropolitan areas, and transition to more online purchases rather than in brick-and-mortar retail space. These trends could increase vacancy rates and reduce commercial real estate values.
•Demand for our products and services, including deposits, may decline making it increasingly difficult to grow assets and income.
•The decline in the target federal funds rate to a range of 0.0% to 0.25% has resulted in decreases in yields on our interest-earning assets that exceed the decline in our cost of interest-bearing liabilities. A prolonged low interest rate environment could compress our net interest margin further.
•Net interest margin in future periods may be significantly impacted by the timing of the Small Business Administration's ("SBA's") forgiveness of Paycheck Protection Program ("PPP") loans, which will affect the recognition of the remaining net deferred PPP loan fees of $5.4 million as of December 31, 2020.
•The adoption of the current expected credit loss accounting standard, which is highly dependent on unemployment rate forecasts over the life of our loans, could result in significant volatility in our allowance for credit losses, which is highly sensitive to changes in unemployment rates and other assumptions impacted by the pandemic and economic recovery actions.

•Our business operations may be disrupted if significant portions of our workforce are unable to work effectively because of illness, quarantines, government actions, and other restrictions in connection with the pandemic.
•Our borrowers' actual payment performance may be worse than anticipated, as the pandemic-related payment deferrals expire. Additionally, we may experience potential adverse impact from loan modifications and payment deferrals despite their implementation consistent with recent regulatory guidance. While approximately 90% of the payment relief loans have resumed or are scheduled to resume normal payments, we have no assurance that these borrowers will not require additional payment relief in the future due to the continued impact of the pandemic.
Government actions to provide substantial financial support to businesses (e.g., two rounds of the Paycheck Protection Program) could partially mitigate the financial impact to us and our borrowers. However, the success of these measures is unknown and they may not be sufficient to mitigate fully the negative impact of the ongoing pandemic. Additional relief packages could mitigate the negative effects of the pandemic, but the impact cannot be quantified at this time.
Impact of the COVID-19 Pandemic will Continue to Negatively Affect Our Traditional Service Delivery Channels Over an Unknown Protracted Period
The Board of Directors and senior management are continuously monitoring the COVID-19 pandemic situation, providing frequent communications, and making adjustments and accommodations for both our clients and employees. All branches remain open to serve our customers and local communities, with modified hours and strict social distancing protocols in place as well as limits on the number of customers allowed in a branch at one time. Our customers have been encouraged to utilize alternative banking options including ATM, digital and telephone banking. Many employees are working remotely, and travel as well as face-to-face meeting restrictions are in effect. In addition, given the increasing risk of cybersecurity incidents during the pandemic, we have enhanced our cybersecurity protocols. If the duration of the pandemic extends over a protracted period of time or conditions worsen, we may need to enact further precautionary measures to help minimize the risks to our employees and customers, thus potentially altering our service delivery channels and operations. These changes to our traditional service delivery channels may continue to negatively impact our customers' experience of banking with us, and therefore negatively impact our financial condition and results of operations.

Growth Strategy or Potential Mergers and Acquisitions May Produce Unfavorable Outcomes

We seek to expand our franchise safely and consistently. A successful growth strategy requires us to manage multiple aspects of the business simultaneously, such as following adequate loan underwriting standards, balancing loan and deposit growth without increasing interest rate risk or compressing our net interest margin, maintaining sufficient capital, and recruiting, training and retaining qualified professionals. Our strategic plan also includes merger and acquisition possibilities that either enhance our market presence or have potential for improved profitability through financial management, economies of scale or expanded services. We may incur significant acquisition related expenses either during the due diligence phase of acquisition targets or during integration of the acquirees. These expenses have and may continue to negatively impact our earnings prior to realizing the benefits of acquisitions. We may also be exposed to difficulties in combining the operations of acquired institutions into our own operations, which may prevent us from achieving the expected benefits from our acquisition activities. Our earnings, financial condition and prospects after the merger may affect our stock price and will depend in part on our ability to integrate the operations and management of the acquired institution while continuing to implement other aspects of our business plan. Inherent uncertainties exist in integrating the operations of an acquired institution and there is no assurance that we will be able to do so successfully. Among the issues that we could face are:
•unexpected problems with operations, personnel, technology or credit;
•loss of customers and employees of the acquiree;
•difficulty in working with the acquiree's employees and customers;
•the assimilation of the acquiree's operations, culture and personnel;
•instituting and maintaining uniform standards, controls, procedures and policies; and
•litigation risk not discovered during the due diligence period.

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

Going forward, we may see continued competition in the industry as competitors seek to expand market share in our core markets. Further, our customers may withdraw deposits to pursue alternative investment opportunities in the recent bullish equity market. Technology and other changes have made it more convenient for bank customers to transfer funds into alternative investments or other deposit accounts such as online virtual banks and non-bank service providers. Efforts and initiatives we may undertake to retain and increase deposits, including deposit pricing, can increase our costs. Based on our current strong liquidity position, our adjustment to deposit pricing has lagged the market in a rising interest rate environment. If our customers move money into higher yielding deposits or alternative investments, we may lose a relatively inexpensive source of funds, thus increasing our funding costs through more expensive wholesale funding sources, such as federal funds or FHLB borrowings.

We May Not Be Able to Attract and Retain Key Employees

Our success depends in large part on our ability to attract qualified personnel and to retain key employees, as well as the prompt replacement of retiring executives. The loss of key personnel and/or our inability to secure qualified candidates to replace retiring executives could have an unfavorable effect on our business due to the required skills and knowledge of our market and years of industry experience.

Bancorp Relies on Dividends from the Bank to Pay Cash Dividends to its Shareholders as Well as to Meet Other Financial Obligations

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

The Value of Goodwill and Other Intangible Assets May Decline in the Future

As of December 31, 2020, we had goodwill totaling $30.1 million and a core deposit intangible asset totaling $3.8 million from business acquisitions. A significant decline in expected future cash flows, a significant adverse change in the business climate, or a significant and sustained decline in the price of our common stock could necessitate taking charges in the future related to the impairment of goodwill or other intangible assets. If we were to conclude that a future write-down of goodwill or other intangible assets is necessary, we would record the appropriate charge, which could have a material adverse effect on our business, financial condition and results of operations.

We May Take Tax Filing Positions or Follow Tax Strategies That May Be Subject to Challenge

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

Credit Risks

We are Subject to Significant Credit Risk and Loan Losses May Exceed Our Allowance for Credit Losses in the Future

The operation of our business requires us to manage credit risk. As a lender, we are exposed to the risk that our borrowers will be unable to repay their loans according to their terms, and that the collateral securing repayment of their loans, if any, may not be sufficient to ensure repayment. In addition, there are risks inherent in making any loan, including risks with respect to the period of time over which the loan may be repaid, risks relating to proper loan underwriting, risks resulting from changes in economic and industry conditions and risks inherent in dealing with individual borrowers. In order to successfully manage credit risk, we must, among other things, maintain disciplined and prudent underwriting standards and ensure that our bankers follow those standards. The weakening of these standards for any reason, such as an attempt to attract higher yielding loans, a lack of discipline or diligence by our employees in underwriting and monitoring loans, the inability of our employees to adequately adapt policies and procedures to changes in economic or any other conditions affecting borrowers and the quality of our loan portfolio, may result in loan defaults, foreclosures and additional charge-offs and may necessitate that we significantly increase our allowance for credit losses on loans, each of which could adversely affect our net income. As a result, any inability to successfully manage credit risk could have a material adverse effect on our business, financial condition or results of operations.

We maintain an allowance for credit losses on loans and unfunded loan commitments that represents management's best estimate of expected credit losses over the contractual lives of our loans under the current expected credit loss method. The level of the allowance reflects management's continuing evaluation of specific credit risks, loan loss experience, current loan portfolio quality and present and forecasted economic, political and regulatory conditions. The determination of the appropriate level of the allowances inherently involves a high degree of subjectivity and requires us to make significant estimates of current credit risks and trends and future economic forecasts, all of which may undergo material changes. Inaccurate assumptions in appraisals or an inappropriate choice of the valuation techniques may lead to an inadequate level of specific reserve or charge-offs. If charge-offs in future periods exceed the allowance for credit losses, we may need to increase our allowance for credit losses.

The Small to Medium-sized Businesses that we Lend to may have Fewer Resources to Weather Adverse Business Developments, which may Impair a Borrower's Ability to Repay a Loan

We focus our business development and marketing strategy primarily on small to medium-sized businesses. Small to medium-sized businesses frequently have smaller market shares than their competition, may be more vulnerable to economic downturns, often need substantial additional capital to expand or compete and may experience substantial volatility in operating results, any of which may impair a borrower's ability to repay a loan. In addition, the success of a small and medium-sized business often depends on the management talents and efforts of one or two people or a small group of people, and the death, disability or resignation of one or more of these people could adversely affect the business and its ability to repay its loan. If general economic conditions negatively affect the California markets in which we operate and small to medium-sized businesses are adversely affected or our borrowers are otherwise affected by adverse business developments, our business, financial condition and results of operations may be negatively affected.

Negative Conditions Affecting Real Estate May Harm Our Business and Our Commercial Real Estate Concentration May Heighten Such Risk

Concentration of our lending activities in the California real estate sector could negatively affect our results of operations if adverse changes in our lending area occur. We do not offer traditional first mortgages, nor have sub-prime or Alt-A residential loans or significant amounts of securities backed by such loans in the portfolios. As of December 31, 2020, approximately 77% of our loans were secured by real estate, with CRE comprising 73% and residential real estate the remaining 27%. Real estate valuations are influenced by demand, and demand is driven by economic factors such as employment rates and interest rates.

Loans secured by CRE include those secured by office buildings, owner-user office/warehouses, mixed-use commercial and retail properties. There can be no assurance that properties securing our loans will generate sufficient cash flows to allow borrowers to make full and timely loan payments to us. During the COVID-19 pandemic, many small businesses closed and may not reopen. Some pandemic-driven activity, such as shifts from in-person to online shopping and from office-based to remote work, may prove to be permanent. These shifts could impact the demand for CRE and also put persistent downward pressure on CRE valuations.

Rising CRE lending concentrations may expose institutions to unanticipated earnings and capital volatility in the event of adverse changes in the CRE market. Concentration risk exists when financial institutions deploy too many assets to any one industry or segment. Concentration stemming from commercial real estate is one area of regulatory concern. The CRE Concentration Guidance provides supervisory criteria, including the following numerical indicators, to assist bank examiners in identifying banks with potentially significant commercial real estate loan concentrations that may warrant greater supervisory scrutiny: (i) commercial real estate loans exceeding 300% of capital and increasing 50% or more in the preceding three years; or (ii) construction and land development loans exceeding 100% of capital. The CRE Concentration Guidance does not limit banks’ levels of commercial real estate lending activities, but rather guides institutions in developing risk management practices and levels of capital that are commensurate with the level and nature of their commercial real estate concentrations. As of December 31, 2020 and 2019, using regulatory definitions in the CRE Concentration Guidance, our CRE loans represented 314% and 330%, respectively, of our total risk-based capital. We are actively working to manage our CRE concentration and we have discussed the CRE Concentration Guidance with the regulatory agencies and believe that our underwriting policies, management information systems, independent credit administration process, and monitoring of real estate loan concentrations are currently sufficient to address the CRE Concentration Guidance.

Accounting Estimates and Risk Management Processes Rely on Analytical and Forecasting Models

The processes we use to estimate expected credit losses on loans and investment securities, and to measure the fair value of financial instruments, as well as the processes used to estimate the effects of changing interest rates and other market measures on our financial condition and results of operations, depends upon the use of analytical and forecasting models. These models reflect assumptions that may not be accurate, particularly in times of market volatility or other unforeseen circumstances. Even if these assumptions are adequate, the models may prove to be inadequate or inaccurate because of other flaws in their design or their implementation. If the models we use for interest rate risk and asset-liability management are inadequate, we may incur increased or unexpected losses upon changes in market interest rates or other market factors. If the models we use for determining our expected credit losses on loans and investment securities are inadequate, the allowance for credit losses may not be sufficient to support future charge-offs. If the models we use to measure the fair value of financial instruments are inadequate, the fair value of such financial instruments may fluctuate unexpectedly or may not accurately reflect what we could realize upon sale or settlement of such financial instruments. Any such failure in our analytical or forecasting models could have a material adverse effect on our business, financial condition and results of operations.

Investment Securities May Lose Value due to Credit Quality of the Issuers

We invest in significant portions of investment securities issued by government-sponsored enterprises ("GSE"), such as Federal Home Loan Bank ("FHLB"), Federal National Mortgage Association (“FNMA”), and Federal Home Loan Mortgage Corporation ("FHLMC"). We also hold mortgage-backed securities (“MBS”) issued by FNMA and FHLMC, both of which have been under U.S. government conservatorship since 2008. While we consider FNMA and FHLMC securities to have low credit risk as they carry the explicit backing of the U.S. government due to the conservatorship, they are not direct obligations of the U.S. government. The fair value of our securities issued or guaranteed by these two GSE entities may be negatively impacted if the U.S. government ceases to provide support to the conservatorship or phases out its current practice of purchasing treasury and agency mortgage-backed securities. GSE debt is sponsored but not guaranteed by the federal government and carries implicit backing, whereas government agencies such as Government National Mortgage Association ("GNMA") are divisions of the government whose securities are backed by the full faith and credit of the U.S. government.

Although Congress has taken steps to improve regulation and consumer protection related to the housing finance system (e.g., Dodd-Frank Act), FNMA and FHLMC have entered their thirteenth year of U.S. government conservatorship via the Federal Housing Finance Agency (the "FHFA"). In September 2019, the U.S. Department of the Treasury issued a Housing Finance Reform Plan that, among other things, directed the Secretary of the Treasury to develop a Roadmap to begin the process of responsibly ending the GSEs' conservatorships. While proposals to end the conservatorship have considered solutions such as an initial public offering, at the date of this report, its future and ultimate impact on the financial markets and our investments in GSEs are uncertain.

While we generally seek to minimize our exposure by strategically diversifying our credit exposure to obligations of issuers in various geographic locations throughout California and the U.S., investing in investment grade securities and actively monitoring the credit worthiness of the issuers and/or credit guarantee providers, there is no guarantee that the issuers will remain financially sound or continue their payments on these debentures.

Market, Interest Rate, and Liquidity Risks

Earnings are Significantly Influenced by General Business and Economic Conditions

Our success depends, to a certain extent, on local, national and global economic and political conditions. Unlike larger national or other regional banks that are more geographically diversified, we provide banking and financial services to customers primarily in the State of California with particular focus on the local markets in the San Francisco Bay Area. The local economic conditions in this area have a significant impact on the demand for our products and services as well as the ability of our customers to repay loans, the value of the collateral securing loans and the stability of our deposits as our primary funding source. Economic pressure on consumers and uncertainty regarding the economy and local business climate may result in changes in consumer and business spending, borrowing and saving habits, which may affect the demand for loans and other products and services we offer. Further, loan defaults that adversely affect our earnings correlate highly with deteriorating economic conditions (such as the unemployment rate), which impact our borrowers' creditworthiness. In addition, health epidemics or pandemics (or expectations about them) such as the novel coronavirus (aka "COVID-19"), international trade disputes, inflation risks, oil price volatility, the level of U.S. debt and global economic conditions could destabilize financial markets in which we operate. Lastly, actions of the Federal Open Market Committee ("FOMC") of the Federal Reserve could cause financial market volatility, which will affect the pricing of our loan and deposit products.

Interest Rate Risk is Inherent in Our Business

Our earnings are largely dependent upon our net interest income, which is the difference between interest income earned on interest-earning assets, such as loans and securities, and interest expense paid on interest-bearing liabilities, such as deposits and borrowed funds. Interest rates are sensitive to many factors outside of our control, including general economic conditions and the policies of various governmental and regulatory agencies and, in particular, the FOMC, which regulates the supply of money and credit in the United States. Changes in monetary policy, including changes in interest rates, can influence not only the interest we receive on loans and securities and interest we pay on deposits and borrowings, but can also affect (i) our ability to originate loans and obtain deposits, (ii) the fair value of our financial assets and liabilities, and (iii) the duration of our securities and loan portfolios. Our portfolio of loans and securities will generally decline in value if market interest rates increase, and increase in value if market interest rates decline. In addition, our loans and callable mortgage-backed securities are also subject to prepayment risk when interest rates fall, and the borrowers' credit risk may increase in rising rate environments. Factors such as inflation, productivity, oil prices, unemployment rates, and global demand play a role in the FOMC's consideration of future rate adjustments. In March 2020, in response to the evolving risks to economic activity posed by the COVID-19 pandemic, the FOMC made two emergency cuts to the federal funds rate totaling 150 basis points to a current target range of 0.0% to 0.25%. This will continue to put downward pressure on our asset yields and net interest margin. Our net interest income is vulnerable to low interest rates and will benefit if prevailing market rates increase. See the Net Interest Income section of Management's Discussion and Analysis of Financial Condition and Results of Operations in ITEM 7 and Quantitative and Qualitative Disclosures about Market Risk in ITEM 7A of this report for further discussion related to management of interest rate risk.

A Lack of Liquidity could Adversely Affect our Operations and Jeopardize our Business, Financial Condition and Results of Operations

Liquidity is essential to our business. We rely on our ability to generate deposits and effectively manage the repayment and maturity schedules of our loans and investment securities, respectively, to ensure that we have adequate liquidity to fund our operations. An inability to raise funds through deposits, borrowings, securities sales, Federal Home Loan Bank advances, the sale of loans and other sources could have a substantial negative effect on our liquidity. Our most important source of funding consists of deposits. Deposit balances can decrease when customers perceive alternative investments as providing a better risk/return trade-off. If customers move money out of bank deposits and into other investments, then we would lose a relatively low-cost source of funds, increasing our funding costs and reducing our net interest income and net income.

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

Activities of Our Large Borrowers and Depositors May Cause Unexpected Volatilities in Our Loan and Deposit Balances, as well as Net Interest Margin

Loans originated at higher interest rates may be paid off and replaced by new loans with lower interest rates, causing downward pressure on our net interest margin. In addition, our top ten depositor relationships accounted for approximately 10% and 16% of our total deposit balances at December 31, 2020 and 2019, respectively. Since the start of the pandemic in 2020, the banking industry in general has experienced abundant liquidity driven by pandemic-related government programs such as PPP and consumer stimulus checks as well as elevated savings by depositors. This trend may reverse as the economy recovers. The larger percentage in 2019 was primarily driven by a customer whose deposits increase leading up to and during an election year. In addition, the business models and cash cycles of some of our large commercial depositors may also cause short-term volatility in their deposit balances held with us. As our customers' businesses grow, the dollar value of their daily activities may also grow leading to larger fluctuations in daily balances. Any long-term decline in deposit funding would adversely affect our liquidity. For additional information on our management of deposit volatility, refer to the Liquidity section of ITEM 7, Management's Discussion and Analysis, of this report.

Unexpected Early Termination of Interest Rate Swap Agreements May Affect Earnings

We have entered into interest-rate swap agreements, primarily as an asset/liability risk management tool, in order to mitigate the interest rate risk that causes fluctuations in the fair value of specified long-term fixed-rate loans or firm commitments to originate long-term fixed rate loans. In the event of default by the borrowers on our hedged loans, we may have to terminate these designated interest-rate swap agreements early, resulting in prepayment penalties charged by our counterparties and negatively affect our earnings.

The Trading Volume of Bancorp's Common Stock May Be Less than That of Other, Larger Financial Services Companies

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

Failure to Prepare for Changes to, or Elimination of, the London Interbank Offered Rate (“LIBOR”) Could Adversely Affect our Reputation with Our Customers and/or Counterparties

In 2017, the Financial Conduct Authority of the United Kingdom (the “FCA”) announced its intention to cease sustaining LIBOR after 2021.  While the FCA came to an agreement with panel banks to continue receiving submissions to LIBOR until the end of 2021, it is not possible to predict whether and how credible LIBOR will be as an acceptable market benchmark. While there is no consensus on what rate or rates may become accepted alternatives to LIBOR, the Alternative Reference Rates Committee (“ARRC”), a steering committee comprised of U.S. financial market participants selected by the Federal Reserve Bank of New York, published recommended fall-back language for LIBOR-linked financial instruments and identified recommended alternatives for certain LIBOR rates (e.g., Secured Overnight Financing Rate (“SOFR”), a broad measure of the cost of overnight borrowings collateralized by Treasury securities, for U.S. Dollar LIBOR). The federal banking agencies have issued guidance strongly encouraging banking organizations to cease using LIBOR as a reference rate in new contracts as soon as practicable and in any event by December 31, 2021. Banks like us may need to amend contracts to reference SOFR and identify an acceptable spread to LIBOR or amend the definition of LIBOR through a specific grandfathering protocol.

As of December 31, 2020, we had a small number of loans and fewer than ten investment securities indexed to LIBOR that mature after December 31, 2021. In addition, our interest rate swap agreements, all of which mature after December 31, 2021, are indexed to LIBOR and subject to modification to either the fallback index rate stipulated by the ISDA protocol or other reference rates mutually agreed to by us and our counterparty. Refer to Notes 7 and 14 to the Consolidated Financial Statements in ITEM 8 of this report for more information on our swap agreements and subordinated debenture.  The transition from LIBOR could result in additional costs, as well as economic and reputation risk. While management has identified financial instruments indexed to LIBOR and evaluated contracts and index alternatives, we cannot predict any favorable or unfavorable effects the chosen alternative index may have on financial instruments that are currently indexed to LIBOR after its termination date.

Operational Risks

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

Severe Weather, Natural Disasters or Other Climate Change Related Matters Could Significantly Affect Our Business

Our primary market is located in both earthquake and wildfire-prone zones in Northern California, which is also subject to other weather or disasters, such as severe rainstorms, drought or flood. These events have interrupted our business operations unexpectedly (e.g., PG&E power shutoff's in the North Bay). Climate-related physical changes and hazards could also pose credit risks for us. For example, our borrowers may have collateral properties or operations located in areas at risk of wildfires, or coastal areas at risk to rising sea levels and erosion, or subject to the risk of drought in California. The properties pledged as collateral on our loan portfolio could also be damaged by tsunamis, landslides, floods, earthquakes or wildfires and thereby the recoverability of loans could be impaired. A number of factors can affect credit losses, including the extent of damage to the collateral, the extent of damage not covered by insurance, the extent to which unemployment and other economic conditions caused by the natural disaster adversely affect the ability of borrowers to repay their loans, and the cost of collection and foreclosure to us. Lastly, there could be increased insurance premiums and deductibles, or a decrease in the availability of coverage, due to severe weather-related losses. The ultimate outcome on our business of a natural disaster, whether or not caused by climate change, is difficult to predict.

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

Regulatory and Compliance Risks

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

ITEM 1B      UNRESOLVED STAFF COMMENTS

None
ITEM 2     PROPERTIES

We lease our corporate headquarters building in Novato, California, which houses loan production, operations, Wealth Management & Trust and administration.  We lease branch and office facilities within our primary market areas in the cities of Corte Madera, San Rafael, Novato, Sausalito, Mill Valley, Tiburon, Greenbrae, Petaluma, Santa Rosa, Healdsburg, Sonoma, Napa, San Francisco, Alameda, Oakland, Walnut Creek, and San Mateo.  For additional information on properties, Refer to Note 4, Bank Premises and Equipment, and Note 12, Commitment and Contingencies, in ITEM 8 of this report.

ITEM 3         LEGAL PROCEEDINGS

For information on litigation matters, see Note 12, Commitment and Contingencies, in ITEM 8 of this report.

ITEM 4      MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5      MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders

Bancorp's common stock trades on the Nasdaq Capital Market under the symbol BMRC. At February 28, 2021, 13,359,479 shares of Bancorp's common stock, no par value, were outstanding and held by approximately 2,400 holders of record and beneficial owners. On October 22, 2018, Bancorp announced a two-for-one stock split, which occurred on November 27, 2018. All 2018 share and per share data have been adjusted to reflect the stock split.

Five-Year Stock Price Performance Graph

The following graph, compiled by S&P Global Market Intelligence of New York, New York, shows a comparison of cumulative total shareholder return on our common stock during the five fiscal years ended December 31, 2020 compared to the Russell 2000 Stock index and the SNL Bank $1B - $5B Index. The comparison assumes the investment of $100 in our common stock on December 31, 2015 and the reinvestment of all dividends. The graph represents past performance and does not indicate future performance. In addition, total return performance results vary depending on the length of the performance period.

Total Return Performance
200
150
100
50
Index Value
Bank of Marin Bancorp
Russell 2000 Index
SNL Banks $1B-$5B Index
12/31/15
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20

	2015	2016	2017	2018	2019	2020
Bank of Marin Bancorp (BMRC)	100.00	133.31	132.18	162.91	181.33	141.98
Russell 2000 Index	100.00	121.31	139.08	123.76	155.35	186.36
SNL Bank $1B - $5B Index [1]	100.00	143.87	153.37	134.37	163.35	138.81
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

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes information as of December 31, 2020, with respect to equity compensation plans.

	Shares to be issued upon exercise of outstanding options[1]	Weighted average exercise price of outstanding options	Shares remaining available for future issuance [2]
Equity compensation plans approved by shareholders	371,584	$29.92	1,187,059
1 Represents shares of common stock issuable upon exercise of outstanding options under the Bank of Marin Bancorp 2017 Equity Plan and 2007 Equity Plan.
2 Represents remaining shares of common stock available for future grants under the 2017 Equity Plan and the 2020 Director Stock Plan, excluding 371,584 shares to be issued upon exercise of outstanding options and 380,123 shares available to be issued under the Employee Stock Purchase Plan.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On April 23, 2018, Bancorp announced that its Board of Directors approved a Share Repurchase Program under which Bancorp may repurchase up to $25.0 million of its outstanding common stock through May 1, 2019. Bancorp's Board of Directors subsequently extended the Share Repurchase Program through February 28, 2020. A new Share Repurchase Program was approved by the Board of Directors on January 24, 2020, which began on March 1, 2020 and allows Bancorp to repurchase up to $25.0 million of its outstanding common stock through February 28, 2022. The new Share Repurchase Program was temporarily suspended on March 20, 2020 in response to the COVID-19 pandemic and reactivated on October 23, 2020.

Shares repurchased pursuant to our common stock share repurchase programs during 2020, 2019, and 2018, were as follows.

	2020	2019	2018	Cumulative Totals
Total number of common shares repurchased	203,709	356,000	171,217	730,926
Total purchase price of common shares repurchased (in millions)	$7.2	$15.0	$7.0	$29.2

The following table reflects purchases under the Share Repurchase Program for the months presented in 2020. For further information, see Note 8 to the Consolidated Financial Statements, under the heading “Share Repurchase Program” in ITEM 8 of this report.

(in thousands, except per share data)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value That May yet Be Purchased Under the Program [1]
Period
January 1-31, 2020	13,283	$44.42	13,283	$2,376
February 1-28, 2020	20,855	42.17	20,855	1,495
March 1-31, 2020	58,526	30.00	58,526	23,241
October 1-30, 2020	100	30.00	100	23,238
November 1-30, 2020	44,815	34.73	44,815	21,680
December 1-31, 2020	66,130	36.48	66,130	19,264
Total	203,709	$35.33	203,709
1 On February 28, 2020, the 2018 Share Repurchase Program expired with approximately $1.5 million remaining from the $25.0 million authorized for repurchases. The new $25.0 million Share Repurchase Program began March 1, 2020.

ITEM 6        SELECTED FINANCIAL DATA

The following data has been derived from the audited consolidated financial statements of Bank of Marin Bancorp. For additional information, refer to ITEM 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and ITEM 8, Financial Statements and Supplementary Data.

	At or for the Years Ended December 31,
(dollars in thousands, except per share data)	2020	2019	2018	2017	2016
Selected financial condition data:
Total assets	$2,911,926	$2,707,280	$2,520,892	$2,468,154	$2,023,493
Loans, net allowance for credit losses [1]	2,065,682	1,826,609	1,748,043	1,663,246	1,471,174
Deposits	2,504,249	2,336,489	2,174,840	2,148,670	1,772,700
Borrowings and other obligations	2,835	2,920	9,640	5,739	5,586
Stockholders' equity	358,253	336,788	316,407	297,025	230,563
Selected operating data:
Net interest income	$96,659	$95,680	$91,544	$74,852	$73,161
Provision for (reversal of) credit losses	4,594	900	—	500	(1,850)
Non-interest income	8,550	9,084	10,139	8,268	9,161
Non-interest expense [2]	60,028	57,970	58,266	53,782	47,692
Net income [2]	30,242	34,241	32,622	15,976	23,134
Net income per common share: [3]
Basic	$2.24	$2.51	$2.35	$1.29	$1.90
Diluted	$2.22	$2.48	$2.33	$1.27	$1.89
Performance and other financial ratios:
Return on average assets	1.04%	1.34%	1.31%	0.75%	1.15%
Return on average equity	8.60%	10.49%	10.73%	6.49%	10.23%
Tax-equivalent net interest margin [4]	3.55%	3.98%	3.90%	3.80%	3.91%
Cost of deposits	0.11%	0.20%	0.10%	0.07%	0.08%
Efficiency ratio	57.06%	55.33%	57.30%	64.70%	57.93%
Loan-to-deposit ratio	83.40%	78.89%	81.10%	78.14%	83.86%
Cash dividend payout ratio on common stock [5]	41.07%	31.87%	27.23%	43.41%	26.84%
Cash dividends per common share [3]	$0.92	$0.80	$0.64	$0.56	$0.51
Asset quality ratios:
Allowance for credit losses to total loans	1.10%	0.90%	0.90%	0.94%	1.04%
Allowance for credit losses to total loans, excluding acquired and SBA PPP loans [6]	1.27%	0.96%	0.98%	1.06%	1.10%
Allowance for credit losses to non-performing loans [7]	2.48x	73.86x	22.71x	38.88x	106.50x
Non-performing loans to total loans [7]	0.44%	0.01%	0.04%	0.02%	0.01%
Capital ratios:
Equity to total assets ratio	12.30%	12.44%	12.55%	12.03%	11.39%
Tangible common equity to tangible assets [8]	11.27%	11.30%	11.29%	10.71%	11.00%
Total capital (to risk-weighted assets)	16.03%	15.07%	14.93%	14.91%	14.32%
Tier 1 capital (to risk-weighted assets)	14.82%	14.24%	14.10%	14.04%	13.37%
Tier 1 capital (to average assets)	10.80%	11.66%	11.54%	12.13%	11.39%
Common equity Tier 1 capital (to risk-weighted assets)	14.69%	14.11%	13.98%	13.75%	13.07%
Other data:
Number of branches	22	22	23	23	20
Full time equivalent employees	289	290	290	291	262
[1] Includes SBA PPP loans of $291.6 million at December 31, 2020. There were no SBA PPP loans prior to 2020.
[2] 2018 and 2017 included $962 thousand and $2.2 million, respectively, in merger-related expenses.
[3] Share and per share data have been adjusted to reflect the two-for-one stock split effective November 27, 2018.
[4] Tax-equivalent net interest margin is computed by dividing taxable equivalent net interest income, which is adjusted for taxable equivalent income on tax-exempt loans and securities based on federal statutory rate of 21% in 2020, 2019 and 2018 and 35% in years prior to 2018, by total average interest-earning assets.
[5] Calculated as dividends on common shares divided by basic net income per common share.
[6] The allowance for credit losses to total loans, excluding non-impaired acquired loans and guaranteed SBA PPP loans, is considered a meaningful non-GAAP financial measure, as it represents only those loans that were considered in the calculation of the allowance for credit losses. Due to the adoption of CECL on December 31, 2020, all loans previously considered "acquired" are now included in the calculation of the allowance for credit losses. Acquired loans that were not impaired totaled $108.8 million, $151.8 million, $196.5 million, and $86.4 million, at December 31, 2019, 2018, 2017, and 2016, respectively. Refer to footnote 1 above for SBA PPP loan totals.
[7] Non-performing loans include loans on non-accrual status. There were no loans past due 90 days or more and still accruing interest as of the end of any of the years presented.
[8] Tangible common equity to tangible assets is considered to be a meaningful non-GAAP financial measure of capital adequacy and is useful for investors to assess Bancorp's ability to absorb potential losses. Tangible common equity of $324 million, $302 million, $281 million, $260 million, and $222 million at December 31, 2020, 2019, 2018, 2017, and 2016, respectively, includes common stock, retained earnings and unrealized gains (losses) on available-for sale securities, net of tax, less goodwill and intangible assets of $34 million, $35 million, $36 million, $37 million, and $9 million at December 31, 2020, 2019, 2018, 2017, and 2016, respectively. Tangible assets excludes goodwill and core deposit intangible assets.

ITEM 7    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of financial condition as of December 31, 2020 and 2019 and results of operations for each of the years in the two-year period ended December 31, 2020 should be read in conjunction with our consolidated financial statements and related notes thereto, included in Part II ITEM 8 of this report. Average balances, including balances used in calculating certain financial ratios, are generally comprised of average daily balances. All share and per share data have been adjusted to reflect the stock split effective November 27, 2018.

Forward-Looking Statements

The disclosures set forth in this item are qualified by important factors detailed in Part I captioned Forward-Looking Statements and ITEM 1A captioned Risk Factors of this report and other cautionary statements set forth elsewhere in the report.

Critical Accounting Policies and Estimates

The SEC requires us to disclose "critical accounting policies" defined as those that are both most important to the presentation of our financial condition and results of operations and require management's most difficult, subjective, or complex judgments, often because of the need to make estimates about the effect of matters that are inherently uncertain and imprecise. We consider accounting estimates to be critical to our financial results if (i) the accounting estimate requires management to make assumptions about matters that are highly uncertain, (ii) management could have applied different assumptions during the reported period, and (iii) changes in the accounting estimate are reasonably likely to occur in the future and could have a material impact on our financial statements.

Management has determined the following accounting policies to be critical:

Allowance for Credit Losses on Loans and Unfunded Commitments - For information regarding critical estimates related to our allowance methodology, the provision for credit losses, and risks to asset quality and lending activity, including the transition from the incurred loss method to the current expected credit loss ("CECL") method under ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326) and related amendments, which we adopted as of December 31, 2020, see ITEM 1A - Risk Factors, the Allowance for Credit Losses section in ITEM 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations, Note 1 - Summary of Significant Accounting Policies, and Note 3 - Loans and Allowance for Credit Losses in ITEM 8 - Financial Statements and Supplementary Data of this Form 10‑K.

Allowance for Credit Losses on Investment Securities - For information regarding our investment securities and risks associated with identifying impairment and estimating the allowance for credit losses under the new CECL method, see ITEM 1A - Risk Factors, Note 1 - Summary of Significant Accounting Policies, and Note 2 - Investment Securities in ITEM 8 - Financial Statements and Supplementary Data of this Form 10‑K.

Accounting for Income Taxes - For information on our tax assets and liabilities, and related provision for income taxes, see Note 1 - Summary of Significant Accounting Policies and Note 11 - Income Taxes in ITEM 8 - Financial Statements and Supplementary Data of this Form 10-K.

Fair Value Measurements - For information on our use of fair value measurements and our related valuation methodologies, see Note 1 - Summary of Significant Accounting Policies and Note 9 - Fair Value of Assets and Liabilities in ITEM 8 - Financial Statements and Supplementary Data of this Form 10-K.

Executive Summary

Annual earnings were $30.2 million in 2020 compared to $34.2 million in 2019. Diluted earnings were $2.22 per share in 2020, compared to $2.48 per share in 2019.

The following are highlights of operating and financial performance for the year ended December 31, 2020:

•The Bank achieved total loan growth of $245.3 million, or 13% in 2020, to $2.089 billion at December 31, 2020, from $1.843 billion at December 31, 2019. SBA PPP loans outstanding at December 31, 2020 were $291.6 million.

•Credit quality remains strong with non-accrual loans representing 0.44% of the Bank's loan portfolio as of December 31, 2020. The adoption of CECL in the fourth quarter of 2020 resulted in an increase to the allowance for credit losses on loans of $748 thousand and a $1.1 million increase to the allowance for unfunded loan commitments. See Note 1, Summary of Significant Accounting Policies, for additional information.

•Deposits grew $167.8 million, or 7%, to $2.504 billion at December 31, 2020, compared to $2.336 billion at December 31, 2019. Non-interest bearing deposits grew by $225.8 million in 2020, or 20%, and made up 54% of total deposits at year-end. Cost of deposits remained low at 0.11% in 2020, compared to 0.20% in 2019.

•Net interest income totaled $96.7 million and $95.7 million in 2020 and 2019, respectively. The $1.0 million increase in 2020 was primarily due to SBA PPP loans and lower rates on interest-bearing deposits, largely offset by lower yields on earning-assets. The tax-equivalent net interest margin decreased to 3.55% in 2020, compared to 3.98% in 2019. The 43 basis point decrease was primarily due to lower yields across interest-earning asset categories, partially offset by lower rates on interest-bearing deposits.

•The efficiency ratio was 57.06% in 2020, up from 55.33% in 2019. Contributing to this increase was the decrease in net interest margin, higher provision for credit losses on unfunded loan commitments, and lower income from service charges on deposit accounts and ATM fees in 2020.

•For the year ended December 31, 2020, return on assets and return on equity were 1.04% and 8.60%, respectively, compared to 1.34% and 10.49% in the prior year.

•All capital ratios exceeded regulatory requirements. The total risk-based capital ratio for Bancorp was 16.0% at December 31, 2020 up from 15.1% at December 31, 2019. Tangible common equity to tangible assets was 11.3% at both December 31, 2020 and December 31, 2019 (See footnote 8, ITEM 6, Selected Financial Data, for the definition of this non-GAAP financial measure). The total risk-based capital ratio for the Bank was 15.8% at December 31, 2020 and 14.6% at December 31, 2019.

•The Board of Directors declared a cash dividend of $0.23 per share on January 22, 2021. This was the 63rd consecutive quarterly dividend paid by Bank of Marin Bancorp. The cash dividend was paid on February 12, 2021 to shareholders of record at the close of business on February 5, 2021.

•Our strong capital and liquidity position afforded us the opportunity to eliminate a high cost funding source. On March 15, 2021 we redeemed the $2.8 million subordinated debenture, which carried a rate of 5.68% in 2020. The redemption consisted of $4.1 million principal balance, quarterly interest due, and $1.3 million in accelerated accretion of purchase discount. The contractual interest rate on the subordinated debenture was 3-month LIBOR plus 1.40%, or 1.62% as of December 31, 2020.

COVID-19 Pandemic-Related Response Update - We have remained open and responded to customer needs throughout 2020. We more than doubled our charitable contributions to non-profit organizations in our community to over $1.0 million in 2020. In March 2020, we began waiving all ATM and overdraft fees and cancelling early withdrawal penalties for time certificate of deposits when allowed by law. We accommodated loan payment relief requests for borrowers with financial hardships and lowered interest rate floors on commercial Prime Rate loans. Under the provisions of the Coronavirus Aid, Relief and Economic Security Act ("CARES Act") of 2020, Bank of Marin originated over 1,800 PPP loans to small businesses, reaching nearly 28,000 employees in our markets. In 2021, we are once again diligently working with our customers to accommodate requests for round two of PPP loans under the Economic Aid to Hard-Hit Small Businesses, Nonprofits, and Venues Act ("Economic Aid Act"), which became law in December of 2020.

Paycheck Protection Program - While the PPP affords us an opportunity to assist our customers and community and requires a large of amount of human resources, the PPP loans do not pose a significant amount of risk of loss to the Bank as they are 100% guaranteed by the SBA. As of December 31, 2020, there were 1,777 PPP loans outstanding totaling $291.6 million, net of $5.4 million in unearned fees. During the fourth quarter Bank of Marin opened a secure PPP loan forgiveness application portal and gave all PPP borrowers access to apply. As of December 31, 2020 we received SBA loan forgiveness payments totaling $10.9 million for 35 loans that were forgiven. Of the total PPP loans remaining, 74% (1,309 loans) totaling $58.7 million are less than or equal to $150 thousand and have access to streamlined forgiveness processing. On January 19, 2021, the Bank launched the application process and began accepting loan requests for the second round of PPP, as revised by the Economic Aid Act. As of March 11, 2021, we have received 974 loan applications totaling $131.6 million.

Payment Relief - During 2020, in accordance with section 4013 of the CARES Act, subsequently amended by the Economic Aid Act, we elected to apply the temporary accounting relief provisions for loan modifications that met certain criteria, which would otherwise be designated as TDRs under existing GAAP. Of the 269 loans totaling $402.9 million granted payment relief since the onset of the pandemic, 222 loans or $324.2 million have resumed normal payments and 18 loans or $7.7 million paid off. As of December 31, 2020, 21 borrowing relationships with 29 loans totaling $71.0 million had requested additional payment relief. We know each of these clients very well and monitor their loans closely, and anticipate that the vast majority will work through current adverse conditions and resume making full payments. The following table summarizes these loans by industry or collateral type.

Payment Relief by Type
Industry/Collateral Type	Outstanding Loan Balance (in thousands)	Weighted Average LTV
Education	$17,580	26%
Health Clubs	16,551	38%
Office and Mixed Use	15,883	44%
Hospitality	12,439	49%
Retail Related CRE	6,899	52%
Auto Dealership	393	49%
Non-CRE Related	121	N/A
Residential Real Estate	1,130	60%
Payment Relief Totals	$70,996	40%

Looking forward into the new year, with a low cost and stable deposit base, opportunities for loan growth, and our unwavering commitment to relationship banking, we believe we are well-positioned to navigate the remaining stages of the pandemic and build new capabilities. We have ample liquidity and capital to support organic growth and acquisitions in coming years. Acquisitions remain a component of our strategic plan and we will continue to evaluate merger and acquisition opportunities that fit with our culture and add value for our shareholders. Our disciplined credit culture and relationship-focused banking continue to be critical components of our success.

RESULTS OF OPERATIONS

Net Interest Income

Net interest income is the interest earned on loans, investment securities and other interest-earning assets minus the interest expense incurred on deposits and other interest-bearing liabilities. Net interest income is affected by changes in general market interest rates and by changes in the amounts and composition of interest-earning assets and interest-bearing liabilities. Interest rate changes can create fluctuations in net interest income and/or margin due to an imbalance in the timing of repricing or maturity of assets or liabilities. We manage interest rate risk exposure with the goal of minimizing the effect of interest rate volatility on net interest income.

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

Table 1 Average Statements of Condition and Analysis of Net Interest Income
	Year ended			Year ended			Year ended
	December 31, 2020			December 31, 2019			December 31, 2018
		Interest			Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in thousands; unaudited)	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Interest-earning deposits with banks [1]	$153,794	$461	0.29%	$67,192	$1,321	1.94%	$78,185	$1,461	1.84%
Investment securities [2,3]	533,186	15,025	2.82%	555,618	15,102	2.72%	566,883	14,512	2.56%
Loans [1,3,4]	2,023,203	85,398	4.15%	1,775,193	85,062	4.73%	1,704,390	80,406	4.65%
Total interest-earning assets [1]	2,710,183	100,884	3.66%	2,398,003	101,485	4.17%	2,349,458	96,379	4.05%
Cash and non-interest-bearing due from banks	49,676			35,956			41,595
Bank premises and equipment, net	5,526			6,911			8,021
Interest receivable and other assets, net	131,780			109,837			86,709
Total assets	$2,897,165			$2,550,707			$2,485,783
Liabilities and Stockholders' Equity
Interest-bearing transaction accounts	$148,817	$186	0.13%	$133,922	$347	0.26%	$143,706	$226	0.16%
Savings accounts	184,146	68	0.04%	172,273	70	0.04%	178,907	72	0.04%
Money market accounts	763,689	2,009	0.26%	680,296	3,439	0.51%	612,372	1,355	0.22%
Time accounts, including CDARS	96,558	554	0.57%	106,783	595	0.56%	137,339	542	0.39%
Borrowings and other obligations [1]	174	4	2.16%	2,935	77	2.57%	105	2	2.03%
Subordinated debentures [1]	2,741	158	5.68%	2,673	229	8.44%	5,025	1,339	26.29%
Total interest-bearing liabilities	1,196,125	2,979	0.25%	1,098,882	4,757	0.43%	1,077,454	3,536	0.33%
Demand accounts	1,308,199			1,094,806			1,085,870
Interest payable and other liabilities	41,347			30,578			18,514
Stockholders' equity	351,494			326,441			303,945
Total liabilities & stockholders' equity	$2,897,165			$2,550,707			$2,485,783
Tax-equivalent net interest income/margin [1]		$97,905	3.55%		$96,728	3.98%		$92,843	3.90%
Reported net interest income/margin [1]		$96,659	3.51%		$95,680	3.94%		$91,544	3.84%
Tax-equivalent net interest rate spread			3.41%			3.74%			3.72%

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

	2020 compared to 2019				2019 compared to 2018
(in thousands, unaudited)	Volume	Yield/Rate	Mix	Total	Volume	Yield/Rate	Mix	Total
Interest-earning deposits with banks	$1,702	$(1,120)	$(1,442)	$(860)	$(204)	$75	$(11)	$(140)
Investment securities [1]	(610)	555	(22)	(77)	(288)	897	(19)	590
Loans [1]	11,884	(10,337)	(1,211)	336	3,340	1,263	53	4,656
Total interest-earning assets	12,976	(10,902)	(2,675)	(601)	2,848	2,235	23	5,106
Interest-bearing transaction accounts	39	(180)	(20)	(161)	(15)	147	(11)	121
Savings accounts	5	(7)	—	(2)	(3)	1	—	(2)
Money market accounts	422	(1,655)	(197)	(1,430)	150	1,741	193	2,084
Time accounts, including CDARS	(56)	15	—	(41)	(120)	223	(50)	53
Borrowings and other obligations	(72)	(12)	11	(73)	58	1	16	75
Subordinated debentures	6	(76)	(1)	(71)	(627)	(909)	426	(1,110)
Total interest-bearing liabilities	344	(1,915)	(207)	(1,778)	(557)	1,204	574	1,221
Tax-equivalent net interest income	$12,632	$(8,987)	$(2,468)	$1,177	$3,405	$1,031	$(551)	$3,885
[1] Yields and interest income on tax-exempt securities and loans are presented on a taxable-equivalent basis using the federal statutory rate of 21%.

2020 Compared to 2019

Net interest income totaled $96.7 million and $95.7 million in 2020 and 2019, respectively. The $1.0 million increase in 2020 was primarily due to SBA PPP loans and lower rates on interest-bearing deposits, largely offset by lower yields on earning-assets, except for investment securities where we collected prepayment penalties on called securities in 2020. Notable balance increases occurred in interest-earning deposits with other banks, commercial real estate loans and deposits. The tax-equivalent net interest margin decreased 43 basis points to 3.55% in 2020, from 3.98% in 2019 for the reasons already mentioned and as shown in the above table. Additionally, the SBA PPP loans lowered the 2020 net interest margin by 6 basis points.

On March 15, 2021, we redeemed the $2.8 million subordinated debenture. The redemption consisted of $4.1 million principal balance, quarterly interest due, and $1.3 million in accelerated accretion of purchase discount. The contractual interest rate on the subordinated debenture was 3-month LIBOR plus 1.40%, or 1.62% as of December 31, 2020.

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

In response to the evolving risks to economic activity posed by the COVID-19 pandemic, the FOMC made two emergency cuts totaling 150 basis points to the federal funds rate in March 2020. The federal funds target rate range resided between 0.0% to 0.25% for the majority of 2020, putting downward pressure on our asset yields and net interest margin. In each of its July, September and October 2019 meetings, the FOMC lowered the federal funds target rate by 0.25% to a range of 1.50% to 1.75% at the end of 2019. During 2018, the FOMC made four 25-basis-point increases to a range of 2.25% to 2.50% as of December 2018.

A low interest rate environment will continue to put downward pressure on asset yields and net interest margin to be fully seen in future periods. See ITEM 7A. Quantitative and Qualitative Disclosure about Market Risk for further information.

Provision for Credit Losses on Loans

Management assesses the adequacy of the allowance for credit losses on loans quarterly based on several factors including growth of the loan portfolio, past events, current conditions, and reasonable and supportable forecasts to estimate expected losses over the contractual terms of our loans. The allowance for credit losses is increased by provisions charged to expense and loss recoveries and decreased by loans charged off. For additional information about the allowance for credit losses and transition from the incurred loss method to the CECL method in 2020, see Notes 1 and 3 to the Consolidated Financial Statements in ITEM 8 of this report.

We recorded a $4.6 million provision for credit losses in 2020, compared to a $900 thousand provision in 2019 and no provision for credit losses in 2018. The provision for credit losses in 2020 was largely due to the impact of the COVID-19 pandemic and its effect on the local and regional economies and economic outlook. In addition, under the CECL method, we increased our allowance for credit losses by approximately $925 thousand for previously acquired loans (i.e., non-purchased credit deteriorated or "non-PCD" loans); whereas, under previous GAAP (incurred loss method) we did not record an allowance on our unimpaired previously acquired non-PCD loans. Our allowance model is particularly sensitive to current and forecasted California unemployment rates, which increased from 3.7% at December 31, 2019 to 8.8% at December 31, 2020. The pandemic also negatively affected the financial condition of many of our borrowers, which was partially alleviated by our payment relief program under the CARES Act and the SBA PPP. Additionally, with the adoption of ASC 326 in 2020, our provision for credit losses may become more volatile in the future due to changes in macroeconomic conditions and forecasts, CECL model assumptions, and loan composition, which affect the allowance for credit losses balance. The provision for credit losses in 2019 was consistent with loan growth. The lack of a provision for credit losses in 2018 was primarily due to a $15.3 million decrease in classified loans, resulting from two borrowing relationships whose risk grades were upgraded from substandard to special mention in the second quarter of 2018.

Non-interest Income

The table below details the components of non-interest income.

Table 3 Components of Non-Interest Income
				2020 compared to 2019		2019 compared to 2018
	Years ended December 31,			Amount Increase (Decrease)	Percent Increase (Decrease)	Amount Increase (Decrease)	Percent Increase (Decrease)
(dollars in thousands; unaudited)	2020	2019	2018
Service charges on deposit accounts	$1,314	$1,865	$1,891	$(551)	(29.5)%	$(26)	(1.4)%
Wealth Management and Trust Services	1,851	1,907	1,919	(56)	(2.9)%	(12)	(0.6)%
Debit card interchange fees	1,438	1,586	1,561	(148)	(9.3)%	25	1.6%
Earnings on bank-owned life insurance, net	973	1,196	913	(223)	(18.6)%	283	23.7%
Gains on investment securities, net	915	55	876	860	1,563.6%	(821)	(1,492.7)%
Dividends on FHLB stock	654	799	959	(145)	(18.1)%	(160)	(20.0)%
Merchant interchange fees	239	331	378	(92)	(27.8)%	(47)	(14.2)%
Other income	1,166	1,345	1,642	(179)	(13.3)%	(297)	(22.1)%
Total non-interest income	$8,550	$9,084	$10,139	$(534)	(5.9)%	$(1,055)	(11.6)%

2020 Compared to 2019

Non interest income totaled $8.6 million and $9.1 million in 2020 and 2019, respectively. The $534 thousand decline was primarily due to $551 thousand lower service charges on deposit accounts and ATM fees, as these fees were waived during the pandemic, lower income from bank-owned life insurance ("BOLI") policies due to a $562 thousand benefit collected on BOLI policies in the third quarter of 2019 (partially offset by $283 thousand underwriting expenses for two new BOLI policies in the first quarter of 2019), $182 thousand lower fee income from one-way deposit sales to third-party deposit networks and $145 thousand lower dividends on FHLB stock, partially offset by $860 thousand net gains on the sale of investment securities.

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

Non-interest Expense

The table below details the components of non-interest expense.

Table 4 Components of Non-Interest Expense
				2020 compared to 2019		2019 compared to 2018
	Years ended December 31,			Amount Increase (Decrease)	Percent Increase (Decrease)	Amount Increase (Decrease)	Percent Increase (Decrease)
(dollars in thousands; unaudited)	2020	2019	2018
Salaries and employee benefits	$34,393	$34,253	$33,335	$140	0.4%	$918	2.8%
Occupancy and equipment	6,943	6,143	5,976	800	13.0%	167	2.8%
Data processing	3,184	3,717	4,358	(533)	(14.3)%	(641)	(14.7)%
Professional services	2,181	2,132	3,317	49	2.3%	(1,185)	(35.7)%
Depreciation and amortization	2,149	2,228	2,143	(79)	(3.5)%	85	4.0%
Provision for credit losses on unfunded loan commitments	1,570	129	—	1,441	1,117.1%	129	100.0%
Information technology	1,050	1,065	1,023	(15)	(1.4)%	42	4.1%
Charitable contributions	1,034	508	463	526	103.5%	45	9.7%
Amortization of core deposit intangible	853	887	921	(34)	(3.8)%	(34)	(3.7)%
Directors' expense	713	735	700	(22)	(3.0)%	35	5.0%
Federal Deposit Insurance Corporation insurance	474	361	756	113	31.3%	(395)	(52.2)%
Other non-interest expense:
Advertising	769	775	666	(6)	(0.8)%	109	16.4%
Other expense	4,715	5,037	4,608	(322)	(6.4)%	429	9.3%
Total other non-interest expense	5,484	5,812	5,274	(328)	(5.6)%	538	10.2%
Total non-interest expense	$60,028	$57,970	$58,266	$2,058	3.6%	$(296)	(0.5)%

2020 Compared to 2019

Non-interest expense increased $2.1 million to $60.0 million in 2020 from $58.0 million in 2019. The largest increases came from the provision for unfunded loan commitments, occupancy expenses (primarily due to lease renewals for our existing headquarters offices and new lease for a loan production office in San Mateo, common area maintenance and janitorial expenses), and charitable contributions due to our outreach to nonprofit organizations in our community during the pandemic. The decrease in data processing costs was due to our digital platform conversion in 2019. While salaries and related benefits were relatively unchanged year-over-year, annual merit and related increases were mostly offset by $915 thousand in SBA PPP-related deferred loan origination costs.

The increase in the provision for credit losses on unfunded loan commitments was mainly attributed to a $75.3 million increase in unfunded loan commitments, an increase in expected loss rates due to the COVID-19 pandemic, and changes in certain allowance model assumptions in the transition from the incurred loss method to the CECL method in 2020 (refer to Note 1, Summary of Significant Accounting Policies, for additional information).

2019 Compared to 2018

In 2019, non-interest expense decreased by $296 thousand to $58.0 million. The decrease was primarily due to $1.0 million in consulting expenses related to core processing contract negotiations in 2018, lower data processing expenses in 2019 as a result of the renegotiation of the Bank's core systems contract, and lower Federal Deposit Insurance Corporation ("FDIC") deposit insurance expenses due to the FDIC Deposit Insurance Fund reserve exceeding its billing threshold in 2019. The decreases in non-interest expense were partially offset by $918 thousand higher salaries and related benefits as a result of annual merit increases, three additional full-time equivalent employees (on average), and personnel severance, as well as higher recruiting fees recorded in other expenses.

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

The provision for income taxes totaled $10.3 million at an effective tax rate of 25.5% in 2020, compared to $11.7 million at an effective tax rate of 25.4% in 2019 and $10.8 million at an effective tax rate of 24.9% in 2018. The decrease in the provision in 2020 compared to 2019 reflected lower pre-tax income and higher tax-exempt interest income on municipal securities. The slight increase in the effective tax rate in 2020 as compared to 2019 was due to a favorable deferred tax liability true-up recognized in 2019 and a lower tax benefit from BOLI income in 2020. The increase in the effective tax rate in 2019 compared to 2018 was due to a higher level of tax benefits in 2018 from the exercise of non-qualified stock options and disqualifying dispositions of incentive stock options by former employees of Bank of Napa post-acquisition.

We file a consolidated return in the U.S. Federal tax jurisdiction and a combined return in the State of California tax jurisdiction. There were no ongoing federal or state income tax examinations at the issuance of this report. At December 31, 2020 and 2019, neither the Bank nor Bancorp had accruals for interest or penalties related to unrecognized tax benefits.

FINANCIAL CONDITION

Our assets increased $204.6 million from December 31, 2019 to December 31, 2020, mainly due to loan growth of $245.3 million, primarily driven by PPP loan originations, which were offset by a $68.3 million decrease in investment security balances.

Investment Securities

We maintain an investment securities portfolio to provide liquidity and to generate earnings on funds that have not been loaned to customers. Management determines the maturities and types of securities to be purchased based on liquidity and interest rate risk position, and the desire to attain a reasonable investment yield balanced with risk exposure. Table 5 shows the composition of the debt securities portfolio by expected maturity at December 31, 2020 and 2019. Expected maturities differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties. We estimate and update expected maturity dates regularly based on current and historical prepayment speeds. The weighted average life of the investment portfolio at December 31, 2020 and 2019 was approximately five and six years, respectively.

Table 5 Investment Securities

December 31, 2020	Within 1 Year		1-5 Years		5-10 Years		After 10 Years		Total
(dollars in thousands; unaudited)	AmortizedCost[1]	Average Yield[2]	AmortizedCost[1]	Average Yield[2]	AmortizedCost[1]	Average Yield[2]	AmortizedCost[1]	Average Yield[2]	AmortizedCost[1]	Fair Value	Average Yield[2]
Held-to-maturity:
MBS/CMOs issued by U.S. government agencies	$—	—%	$76,378	1.89%	$24,444	2.51%	$—	—%	$100,822	$106,550	2.04%
SBA-backed securities	—	—	—	—	6,547	3.17	—	—	6,547	6,947	3.17
Obligations of state and political subdivisionsl[3]	1,461	5.46	206	4.58			—	—	1,667	1,688	5.35
Total held-to-maturity	$1,461	5.46	$76,584	1.89	$30,991	2.65	$—	—	$109,036	$115,185	2.16
Available-for-sale:
MBS/CMOs issued by U.S. government agencies	$4,765	1.60	$94,844	2.36	$117,657	2.72	$—	—	$217,266	$228,651	2.54
SBA-backed securities	—	—	16,994	2.40	13,947	3.43	—	—	30,941	32,862	2.86
Obligations of state and political subdivisions[3]	3,653	2.68	18,616	3.01	82,618	2.73	—	—	104,887	110,652	2.78
Debentures of government sponsored agencies	9,993	2.18	5,984	2.62	1,976	1.42	1,991	1.39	19,944	20,186	2.16
Total available-for-sale	$18,411	2.13	$136,438	2.46	$216,198	2.76	$1,991	1.39	$373,038	$392,351	2.61
Total	$19,872	2.37%	$213,022	2.26%	$247,189	2.74%	$1,991	1.39%	$482,074	$507,536	2.51%
December 31, 2019	Within 1 Year		1-5 Years		5-10 Years		After 10 Years		Total
(dollars in thousands; unaudited)	AmortizedCost[1]	Average Yield[2]	AmortizedCost[1]	Average Yield[2]	AmortizedCost[1]	Average Yield[2]	AmortizedCost[1]	Average Yield[2]	AmortizedCost[1]	Fair Value	Average Yield[2]
Held-to-maturity:
MBS/CMOs issued by U.S. government agencies	$3,763	2.47%	$72,861	2.12%	$49,277	2.54%	$—	—%	$125,901	$127,790	2.30%
SBA-backed securities	—	—	—	—	7,999	3.19	—	—	7,999	8,264	3.19
Obligations of state and political subdivisions[3]	1,807	4.45	1,706	5.36	—	—	—	—	3,513	3,588	4.89
Total held-to-maturity	$5,570	3.11	$74,567	2.19	$57,276	2.63	$—	—	$137,413	$139,642	2.41
Available-for-sale:
MBS/CMOs issued by U.S. government agencies	$4,157	1.97	$126,702	2.67	$141,462	3.01	$—	—	$272,321	$278,144	2.83
SBA-backed securities	—	—	5,280	2.54	30,394	2.88	—	—	35,674	36,286	2.83
Obligations of state and political subdivisionsl[3]	2,082	2.67	16,619	2.82	47,341	3.03	—	—	66,042	67,282	2.96
Debentures of government sponsored agencies	498	2.05	16,040	2.92	21,881	2.75	9,970	2.91	48,389	49,046	2.83
Corporate bonds	1,497	3.54	—	—	—	—	—	—	1,497	1,502	3.54
Total available-for-sale	$8,234	2.44	$164,641	2.70	$241,078	2.97	$9,970	2.91	$423,923	$432,260	2.85
Total	$13,804	2.71%	$239,208	2.54%	$298,354	2.91%	$9,970	2.91%	$561,336	$571,902	2.75%
1 Book value reflects cost, adjusted for accumulated amortization and accretion.
2 Weighted average calculation is based on amortized cost of securities.
3 Yields on tax-exempt municipal bonds are presented on a taxable equivalent basis, using federal tax rate of 21%.

The amortized cost of our investment securities portfolio decreased $79.3 million or 14% during 2020. We purchased $97.5 million in securities in 2020 designated as available-for-sale to provide flexibility for liquidity and interest rate risk management. These purchases were offset by $143.1 million of paydowns, calls and maturities, and $32.8 million of sales during 2020.

During 2020, we purchased $57.6 million in obligations of state and political subdivisions, $31.0 million in collateralized mortgage obligations ("CMOs") and $9.0 million in debentures of government sponsored agencies. We consider agency debentures and CMOs issued by U.S. government sponsored entities to have low credit risk as they carry the credit support of the U.S. federal government. The debentures, CMOs and MBS issued by U.S. government sponsored agencies, state and municipal securities, and SBA-backed securities made up 70.1%, 22.1% and 7.8% of the portfolio at December 31, 2020, compared to 79.6%, 12.4% and 7.8%, respectively at December 31, 2019. See the discussion in the section captioned “Securities May Lose Value due to Credit Quality of the Issuers” in ITEM 1A Risk Factors above.

At December 31, 2020, distribution of our investment in obligations of state and political subdivisions was as follows:

	December 31, 2020			December 31, 2019
(dollars in thousands; unaudited)	Amortized Cost	Fair Value	Percent of State and Municipal Securities	Amortized Cost	Fair Value	Percent of State and Municipal Securities
Within California:
General obligation bonds	$3,327	$3,565	3.1%	$4,597	$4,813	6.6%
Revenue bonds	2,352	2,448	2.2	2,928	2,977	4.2
Tax allocation bonds	2,832	2,876	2.7	3,376	3,456	4.9
Total within California	8,511	8,889	8.0	10,901	11,246	15.7
Outside California:
General obligation bonds	78,299	82,100	73.5	45,974	46,976	66.1
Revenue bonds	19,744	21,351	18.5	12,680	12,648	18.2
Total outside California	98,043	103,451	92.0	58,654	59,624	84.3
Total obligations of state and political subdivisions	$106,554	$112,340	100.0%	$69,555	$70,870	100.0%

The portion of the portfolio outside the state of California is distributed among 10 states. The largest concentrations outside California are in Texas (55.3%), Washington (9.3%), and Maryland (6.4%). During March 2020, we strategically increased our credit exposure to obligations issued by high credit quality issuers in Texas that are either guaranteed by the AAA-rated Texas Permanent School Fund ("PSF") or backed by revenue sources from essential services such as utilities and transportation. We have $6.0 million in obligations of Texas school district issuers having high concentrations in oil and gas industry taxpayers and all of them have credit guarantees from PSF. We believe the healthy level of reserves and excess guarantee capacity at the PSF sufficiently mitigates any potential credit issues posed by the issuers' exposure to the oil and gas industry, as well as the negative effects of the recent winter storms in Texas. In addition, we have little or no exposure to municipal sectors such as higher education or health care that are most vulnerable to credit risks posed by the COVID-19 pandemic.

Investments in states, municipalities and political subdivisions are subject to an initial pre-purchase credit assessment and ongoing monitoring. Key considerations include:
•The soundness of a municipality’s budgetary position and stability of its tax revenues
•Debt profile and level of unfunded liabilities, diversity of revenue sources, taxing authority of the issuer
•Local demographics/economics including unemployment data, largest local taxpayers and employers, income indices and home values
•For revenue bonds, the source and strength of revenue for municipal authorities including obligors' financial condition and reserve levels, annual debt service and debt coverage ratio, and credit enhancement (such as insurer’s strength)
•Credit ratings by major credit rating agencies

Loans

Table 6 Loans Outstanding by Class at December 31

(in thousands; unaudited)	2020	2019	2018	2017	2016
Commercial and industrial loans	$498,408	$246,687	$230,739	$235,835	$218,615
Real estate
Commercial owner-occupied	304,963	308,824	313,277	300,963	247,713
Commercial investor-owned	961,208	946,317	873,410	822,984	724,228
Construction	73,046	61,095	76,423	63,828	74,809
Home equity	104,813	116,024	124,696	132,467	117,207
Other residential	123,395	136,657	117,847	95,526	78,549
Installment and other consumer loans	22,723	27,682	27,472	27,410	25,495
Total loans, at amortized cost	2,088,556	1,843,286	1,763,864	1,679,013	1,486,616
Allowance for credit losses on loans	(22,874)	(16,677)	(15,821)	(15,767)	(15,442)
Total loans, net of allowance for credit losses	$2,065,682	$1,826,609	$1,748,043	$1,663,246	$1,471,174

Loans increased $245.3 million in 2020, or 13%, to $2.089 billion at December 31, 2020, from $1.843 billion at December 31, 2019. SBA PPP loans outstanding at December 31, 2020 totaled $291.6 million and were included in commercial and industrial loans. For the year ended December 31, 2020, new non-PPP-related loan originations were $165.5 million, compared to $259.6 million in 2019. The decrease in non-PPP loan originations was largely due a decrease in conventional loan demand as a result of the pandemic and shelter-at-home orders. New loan originations were more than offset by payoffs of $180.1 million and reduction in line usage. Loan payoffs were concentrated in consumer and retail loans (mostly tenant in common and HELOC) and commercial loans on which underlying assets were sold, loans refinanced with other banks, or loans that were paid off with cash. Payoffs as a percentage of beginning of the year loan balances were 9.8%, 8.3% and 9.4% in 2020, 2019 and 2018, respectively. Approximately 77% and 88%, of total loans were secured by real estate at December 31, 2020 and 2019, respectively. The decrease in the percentage in 2020 was due to PPP loans, which are not secured by real estate. For additional information on loan concentration risk, see ITEM 1A, Risk Factors.

The following table summarizes our commercial real estate loan portfolio by the county in which the property was located as of December 31, 2020 and 2019.

Table 7 Commercial Real Estate Loans Outstanding by County

(dollars in thousands; unaudited)	December 31, 2020		December 31, 2019
County	Amount	Percent of Commercial Real Estate Loans	Amount	Percent of Commercial Real Estate Loans
Marin	$348,106	27.5%	$339,917	27.1%
Sonoma	208,745	16.5	199,717	15.9
Napa	181,054	14.3	175,170	14.0
San Francisco	169,902	13.4	165,205	13.2
Alameda	164,921	13.0	175,664	14.0
Contra Costa	49,155	3.9	46,933	3.7
San Mateo	26,306	2.1	22,278	1.8
Solano	21,380	1.7	23,710	1.9
Other	96,602	7.6	106,547	8.4
Total	$1,266,171	100.0%	$1,255,141	100.0%

Commercial real estate loans increased $11.0 million in 2020, compared to a $68.5 million increase in 2019. Of the commercial real estate loans at December 31, 2020, 76% were investor-owned and 24% were owner-occupied. Almost the entire commercial real estate loan portfolio is comprised of term loans for which the primary source of repayment is either the cash flow from the leasing activities of the real estate collateral or the operating cash flow of the owner occupant.

We occasionally provide interest-only term loans to borrowers who exhibit strong financial capacity and/or for commercial real estate loans during the occupancy stabilization period. After the initial interest-only payment period, these loans will normally require principal and interest payments. In addition, we may make interest-only concessions in a modified troubled debt restructuring ("TDR"). At December 31, 2020 and 2019, approximately 3.4% and 3.7%, respectively, of our commercial real estate loans contained an interest-only feature as part of the loan terms. All of these loans were current with their payments as of December 31, 2020. Except for two TDR loans to one borrowing relationship totaling $7.1 million as of December 31, 2020, all were considered to have low credit risk (graded "Pass").

The following table shows an analysis of construction loans by type and county as of December 31, 2020 and 2019.

Table 8 Construction Loans Outstanding by Type and County

(dollars in thousands; unaudited)	December 31, 2020		December 31, 2019
Loan Type	Amount	Percent of Construction Loans	Amount	Percent of Construction Loans
Commercial real estate	$29,788	40.8%	$29,568	48.4%
Apartments and multifamily	22,331	30.6	13,202	21.6
1-4 Single family residential	18,308	25.1	13,257	21.7
Land - improved	1,371	1.9	3,775	6.2
Land - unimproved	1,248	1.6	1,293	2.1
Total	$73,046	100.0%	$61,095	100.0%

(dollars in thousands; unaudited)	December 31, 2020		December 31, 2019
County	Amount	Percent of Construction Loans	Amount	Percent of Construction Loans
San Francisco	$41,707	57.1%	$19,374	31.7%
Sonoma	10,058	13.8	8,808	14.4
Solano	9,020	12.3	1,952	3.2
Marin	8,858	12.1	18,600	30.5
Alameda	1,862	2.5	2,092	3.4
San Mateo	—	—	5,323	8.7
Napa	—	—	4,284	7.0
Other	1,541	2.2	662	1.1
Total	$73,046	100.0%	$61,095	100.0%

Construction loans increased by $12.0 million in 2020, compared to a $15.3 million decrease in 2019. The increase in 2020 primarily resulted from additional borrowings under existing construction loans as well as advances on six new construction loans to well-known, experienced builders. The increase was partially offset by the successful completion of projects, one of which converted to a permanent commercial real estate loan. The decrease in 2019 was primarily due to a $14.8 million loan that converted to a commercial real estate loan and one payoff from a completed apartment building construction project.

The following table presents the maturity distribution of our commercial and construction loans as of December 31, 2020 based on their contractual maturity dates and does not include scheduled payments or potential prepayments.

Table 9A Commercial and Industrial and Construction Loan Maturity Distribution

	Due within	Due after 1 but	Due after
(in thousands; unaudited)	1 year	within 5 years	5 years	Total
Commercial and industrial [1]	$77,534	$373,463	$47,411	$498,408
Construction [2]	28,454	21,862	22,730	73,046
Total	$105,988	$395,325	$70,141	$571,454
1 Commercial and industrial due after 1 but within 5 years includes SBA PPP loans totaling $291.6 million, the majority of which are expected to be forgiven by the SBA in 2021.
2 Construction loans that mature after 5 years are structured to convert to permanent financing after the initial construction period.

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

Table 9B Commercial and industrial and Construction Loan Interest Rate Sensitivity

(in thousands; unaudited)	Fixed	Variable	Total
Commercial and industrial [1]	$395,619	$102,789	$498,408
Construction	43,851	29,195	73,046
Total	$439,470	$131,984	$571,454
1 Commercial and industrial includes SBA PPP 1% fixed rate loans totaling $291.6 million, the majority of which are expected to be forgiven by the SBA in 2021.

Allowance for Credit Losses on Loans

As of December 31, 2020, we calculated the allowance for credit losses using the current expected loss methodology, or CECL, which required us to estimate credit losses over the expected life of a loan and consider future changes in macroeconomic conditions. All specifically identifiable and quantifiable losses are charged off against the allowance. The ultimate adequacy of the allowance is dependent upon a variety of factors beyond our control, including the real estate market, changes in interest rates and economic and political environments. Based on the current conditions of the loan portfolio and reasonable and supportable forecasts, management believes that the $22.9 million allowance for credit losses at December 31, 2020 is adequate to absorb expected credit losses in our loan portfolio, but provides no assurance that adverse changes in economic conditions or other circumstances over the remaining terms of our loans will not result in increased losses in the portfolio. For information on our allowance for credit losses methodology and adoption of FASB ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, effective December 31, 2020, refer to Notes 1 and 3 to the Consolidated Financial Statements in ITEM 8 of this report.

The allowance for credit losses to loans was 1.10% at December 31, 2020 and 0.90% at both December 31, 2019 and 2018. The allowance for credit losses to loans, excluding SBA PPP loans and previously acquired loans was 1.27%, 0.96% and 0.98% at year-end 2020, 2019, and 2018, respectively (for a discussion of this non-GAAP financial measure, refer to ITEM 6, Selected Financial Data of this report). As stated in the Provision for Credit Losses section above, the increase in allowance for credit losses in 2020 was almost entirely due to the impact of the COVID-19 pandemic and its effect on the local and regional economies and economic outlook coupled with the transition to the CECL method. Due to the high credit quality of our loan portfolio, net charge-offs have been minimal for the past several years. Net charge-offs totaled $1 thousand in 2020 and $44 thousand in 2019, compared to net recoveries of $54 thousand in 2018.

Table 10 shows the allocation of the allowance by loan class as well as the percentage of total loans in each of the same loan classes.

Table 10 Allocation of Allowance for Credit Losses

	December 31, 2020		December 31, 2019		December 31, 2018		December 31, 2017		December 31, 2016
(dollars in thousands; unaudited)	Allowance balance allocation	Loans as a percent of total loans	Allowance balance allocation	Loans as a percent of total loans	Allowance balance allocation	Loans as a percent of total loans	Allowance balance allocation	Loans as a percent of total loans	Allowance balance allocation	Loans as a percent of total loans
Commercial and industrial	$2,530	23.9%	$2,334	13.4%	$2,436	13.1%	$3,654	14.0%	$3,248	14.7%
Real estate:
Commercial, owner-occupied	2,778	14.6	2,462	16.8	2,407	17.8	2,294	17.9	1,753	16.7
Commercial, investor-owned	12,682	46.0	8,483	51.3	7,703	49.5	6,475	49.1	6,320	48.7
Construction	1,557	3.5	638	3.3	756	4.3	681	3.8	781	5.0
Home Equity	738	5.0	850	6.3	915	7.1	1,031	7.9	973	7.9
Other residential	998	5.9	973	7.4	800	6.7	536	5.7	454	5.3
Installment and other consumer	291	1.1	284	1.5	310	1.5	378	1.6	372	1.7
Unallocated allowance	1,300	N/A	653	N/A	494	N/A	718	N/A	1,541	N/A
Total allowance for credit losses	$22,874		$16,677		$15,821		$15,767		$15,442
Total percent		100.0%		100.0%		100.0%		100.0%		100.0%

Table 11 shows the activity in the allowance for credit losses for each of the five years presented below.

Table 11 Allowance for Credit Losses Rollforward

(dollars in thousands; unaudited)	2020	2019	2018	2017	2016
Beginning balance	$16,677	$15,821	$15,767	$15,442	$14,999
Impact of CECL adoption	1,604	—	—	—	—
Provision for (reversal of) credit losses	4,594	900	—	500	(1,850)
Loans charged-off:
Commercial and industrial	(30)	(75)	(3)	(289)	(11)
Real estate:
Commercial real estate, owner-occupied	—	—	—	—	(20)
Installment and other consumer	(1)	(3)	(2)	(4)	(5)
Total loans charged-off	(31)	(78)	(5)	(293)	(36)
Loans recovered:
Commercial and industrial	27	22	17	111	143
Real estate:
Commercial, investor-owned	—	12	—	—	2,156
Construction	3	—	—	—	—
Home equity	—	—	—	—	3
Installment and other consumer	—	—	42	7	27
Total loans recovered	30	34	59	118	2,329
Net loans (charged-off) recovered	(1)	(44)	54	(175)	2,293
Ending balance	$22,874	$16,677	$15,821	$15,767	$15,442
Total loans, at amortized cost	$2,088,556	$1,843,286	$1,763,864	$1,679,013	$1,486,616
Average total loans outstanding during year	$2,023,203	$1,775,193	$1,704,390	$1,511,503	$1,452,357
Ratio of allowance for credit losses to total loans at end of year	1.10%	0.90%	0.90%	0.94%	1.04%
Net (charge-offs) recoveries to average loans	NM	NM	NM	(0.01)%	0.16%
NM - Not meaningful.

Net charge-offs and recoveries for the years ended December 31, 2020, 2019 and 2018 were considered insignificant. Charge-offs in 2017 primarily included a $283 thousand unsecured commercial loan. Recoveries in 2016 primarily resulted from the resolution and pay-off of a commercial real estate credit.

Table 12 shows non-performing assets and loans modified in a troubled debt restructuring ("TDR") for each of the years in the five-year period ended December 31, 2020.

Table 12 Non-Performing and Underperforming Assets and Troubled Debt Restructurings

(dollars in thousands; unaudited)	2020	2019	2018	2017	2016
Non-accrual loans:
Commercial and industrial	$—	$—	$319	$—	$—
Real estate:
Commercial, owner-occupied	7,147	—	—	—	—
Commercial, investor-owned	1,610	—	—	—	—
Home equity	459	168	313	406	91
Installment and other consumer	17	58	65	—	54
Total non-accrual loans	9,233	226	697	406	145
Other real estate owned[1]	—	—	—	—	408
Total non-performing assets	$9,233	$226	$697	$406	$553
Accruing TDR loans:[2]
Commercial and industrial	$1,021	$1,223	$1,506	$2,165	$2,207
Real estate:
Commercial, owner-occupied	—	6,998	6,993	6,999	6,993
Commercial, investor-owned	3,305	1,770	1,821	2,171	2,256
Construction	—	—	2,688	2,969	3,245
Home equity	10	251	251	347	625
Other residential	—	452	462	1,148	1,965
Installment and other consumer	735	580	620	721	877
Total accruing TDR loans	$5,071	$11,274	$14,341	$16,520	$18,168
Total non-performing assets and accruing TDR loans	$14,304	$11,500	$15,038	$16,926	$18,721
Criticized and classified loans:
Special mention	$86,852	$73,391	$17,340	$21,242	$15,937
Substandard	$25,829	$9,934	$12,608	$27,906	$19,630
Allowance for credit losses to non-accrual loans	2.48x	73.86x	22.71x	38.88x	106.50x
Non-accrual loans to total loans	0.44%	0.01%	0.04%	0.02%	0.01%
[1] Other real estate owned decreased in 2017 from the sale of two properties obtained in a bank acquisition in 2013.
[2] Excludes TDR loans on non-accrual status that are included above.
Non-Accrual and TDR

Non-accrual loans increased $9.0 million in 2020, primarily due to the placement of two existing well-secured owner-occupied commercial real estate TDR loans, secured by one property, totaling $7.1 million on non-accrual, as well as two well-secured investor-owned commercial loans totaling $1.6 million that were placed on non-accrual in 2020. In addition, we designated five loans totaling $2.1 million as TDRs during 2020, resulting in an overall increase of $2.8 million in total non-accrual and accruing TDR loans from 2019 to 2020. These increases were partially offset by approximately $1.0 million in paydowns and payoffs of non-accrual and TDR loans. The decrease in total non-accrual and accruing TDR loans from 2018 to 2019 primarily related to payoffs (including a $2.7 million TDR land development loan) and paydowns, partially offset by advances on existing impaired loans and the addition of one non-accrual home equity loan. The decrease in total non-accrual and accruing TDR loans from 2017 to 2018 primarily related to payoffs, paydowns, and two loans that were removed from TDR status.

Total accruing TDR loans were $5.1 million and $11.3 million as of December 31, 2020 and 2019, respectively. The $6.2 million decrease from 2019 to 2020 primarily related to the two existing well-secured commercial real estate TDR loans totaling $7.1 million that were transferred to non-accrual status coupled with payoffs and paydowns, partially offset by the $2.1 million in new TDR loans mentioned above. The decreases from 2018 to 2019 and from 2017 to 2018 primarily related to the same reasons mentioned in the preceding paragraph.

For information regarding temporary relief from TDR accounting afforded by the CARES Act, refer to the Executive Summary section above and Note 3 to the Consolidated Financial Statements in ITEM 8, under “Troubled Debt Restructuring."

Criticized and Classified Loans

Loans designated special mention increased by $13.5 million in 2020, driven by loan downgrades totaling $31.0 million. Of these downgrades, approximately $24.5 million were loans to borrowers that were impacted by the pandemic, all of which were well-secured by commercial real estate. These additions to special mention were mostly offset by $15.8 million in upgrades to pass risk ratings, paydowns and payoffs, and $2.2 million in loans downgraded from special mention to substandard in 2020. Loans designated special mention increased by $56.1 million during 2019 due primarily to new commercial loan originations to three borrowing relationships totaling $17.7 million that were experiencing temporary financial conditions that warranted the initial designation, and downgrades of existing commercial real estate loans to two borrowing relationships totaling $26.7 million. Loans designated as special mention exhibit potential weakness that deserve close attention.

Loans classified substandard increased by $15.9 million in 2020, primarily due to downgrades totaling $18.5 million. Of these loans, $13.4 million were to borrowers that requested payment relief due to the pandemic, all of which were well-secured by commercial real estate. These downgrades to substandard were partially offset by approximately $2.8 million in payoffs and risk rating upgrades. Loans classified substandard decreased by $2.7 million during 2019 primarily due to the payoff of a land development loan.

Refer to Note 3 to the Consolidated Financial Statements in ITEM 8 of this report for an allocation of criticized and classified loans by loan class.

Other Assets

BOLI totaled $43.6 million at December 31, 2020, compared to $41.6 million at December 31, 2019, and is recorded in other assets. The increase of $1.9 million was due to the purchase of $943 thousand in new policies and a $973 thousand increase in the cash surrender value from net investment earnings.

Other assets also included net deferred tax assets of $6.9 million and $8.2 million at December 31, 2020 and 2019, respectively. Deferred tax assets consist primarily of tax benefits expected to be realized in future periods related to temporary differences such as the allowances for credit losses and unfunded loan commitments, net operating loss carryforwards, and deferred compensation and salary continuation plans. The $1.2 million decrease in net deferred tax assets in 2020 was primarily due to an increase in deferred tax liabilities related to unrealized gains on available-for-sale investment securities, partially offset by an increase in deferred tax assets related to the change in allowance for credit losses on loans and unfunded loan commitments. Management believes deferred tax assets will be realizable due to our consistent record of earnings and the expectation that earnings will continue at a level adequate to realize such benefits. Therefore, no valuation allowance was established as of December 31, 2020 or 2019. For additional information, refer to Note 11 to the Consolidated Financial Statements in ITEM 8 of this report.

In addition, we held $11.9 million and $11.7 million of FHLB stock recorded at cost in other assets at December 31, 2020 and 2019, respectively. The increase in 2020 resulted from the purchase of $176 thousand in FHLB stock. The FHLB paid $654 thousand, $799 thousand and $959 thousand in cash dividends in 2020, 2019 and 2018, respectively. FHLB dividends in 2018 included a special dividend of $180 thousand. For additional information, refer to Note 2 to the Consolidated Financial Statements in ITEM 8 of this report.

Deposits

Deposits grew by $167.8 million, to $2.504 billion at December 31, 2020, compared to $2.337 billion at December 31, 2019. Non-interest bearing deposits grew by $225.8 million in 2020 and made up 54% of total deposits at year end. See ITEM 1A, Risk Factors, for a discussion of potential risks associated with concentrations and volatility due to activity of our large deposit customers and impact of the PPP.

Table 13 Distribution of Average Deposits

Table 13 shows the relative composition of our average deposits for 2020 and 2019. For average rates paid on deposits, refer to Table 1 in ITEM 7- Management's Discussion and Analysis of Financial Condition and Results of Operations.

	Years ended December 31,
	2020		2019
(dollars in thousands; unaudited)	Amount	Percent	Amount	Percent
Non-interest bearing	$1,308,199	52.4%	$1,094,806	50.0%
Interest bearing transaction	148,817	5.9	133,922	6.1
Savings	184,146	7.4	172,273	7.9
Money market [1]	763,689	30.5	680,296	31.1
Time deposits, including CDARS:
Less than $100,000	28,643	1.1	32,035	1.5
$100,000 or more	67,914	2.7	74,748	3.4
Total time deposits	96,557	3.8	106,783	4.9
Total average deposits	$2,501,408	100.0%	$2,188,080	100.0%
1 Money market balances include Insured Cash Sweep® ("ICS") in both 2020 and 2019. Demand Deposit Marketplace SM ("DDM") and ICS balances are discussed in Note 6 to the Consolidated Financial Statements in ITEM 8 of this report.

Table 14 Maturities of Time Deposits of $100,000 or More

Table 14 below shows the maturity groupings for time deposits of $100,000 or more at December 31, 2020 and 2019.

	December 31,
(in thousands; unaudited)	2020	2019
Three months or less	$18,018	$15,720
Over three months through six months	12,655	11,308
Over six months through twelve months	21,006	17,033
Over twelve months	17,737	23,818
Total	$69,416	$67,879

Borrowings

As of December 31, 2020 and 2019, respectively, our available borrowing capacity included $642.5 million and $648.0 million in secured lines of credit with FHLB and $78.7 million and $80.3 million with the Federal Reserve Bank of San Francisco (“FRBSF”). We also had $135.0 million and $92.0 million in unsecured lines with correspondent banks to cover any short or long-term borrowing needs at December 31, 2020 and 2019, respectively. There were no FHLB overnight borrowings at December 31, 2020 and 2019. The FRBSF and correspondent bank lines were not utilized at December 31, 2020 or 2019.

As part of a bank acquisition in 2013, we assumed two subordinated debentures due to the NorCal Community Bancorp Trusts I and II at fair values totaling $5.0 million at the acquisition date and contractual balances totaling $8.2 million. On October 7, 2018, Bancorp redeemed in full the subordinated debenture due to NorCal Community Bancorp Trust I. The remaining subordinated debenture due to Trust II had been accreted up to $2.8 million and $2.7 million as of December 31, 2020 and 2019, respectively. On March 15, 2021, we redeemed the $2.8 million subordinated debenture due to Trust II, which carried an average interest rate of 5.68% in 2020.

For additional information, see Note 7, Borrowings and Other Obligations, in ITEM 8 of this report.

Deferred Compensation Obligations

We maintain a non-qualified, unfunded deferred compensation plan for certain key management personnel. Under this plan, participating employees may defer compensation, which will entitle them to receive certain payments for up to fifteen years commencing upon retirement, death, disability or termination of employment. The participating employee may elect to receive payments over periods not to exceed fifteen years. At December 31, 2020 and 2019, our aggregate payment obligations under this plan totaled $4.7 million and $4.4 million, respectively.

Our Salary Continuation Plan ("Plan") provides a percentage of salary continuation benefits to a select group of executive management upon retirement at age sixty-five and reduced benefits upon early retirement.  At December 31, 2020 and 2019, our liability under the Plan was $3.2 million and $3.0 million, respectively, and is recorded in interest payable and other liabilities in the Consolidated Statements of Condition. The Plan is unfunded and non-qualified for tax purposes and for purposes of Title I of the Employee Retirement Income Security Act of 1974.

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

	Payments due by period
(in thousands; unaudited)	<1 year	1-3 years	4-5 years	>5 years	Total
Operating leases	$4,612	$8,428	$6,179	$9,869	$29,088
Finance leases	42	17	—	—	59
Certificates of deposit	71,852	15,934	9,646	—	97,432
Other long term liabilities (salary continuation payments)[1]	113	377	404	1,341	2,235
Total	$76,577	$24,739	$16,229	$11,210	$128,755
1 Represents future benefit payments under executive salary continuation agreements for retired Bank of Marin employees and for agreements assumed in a bank acquisition whereby participants receive payments upon reaching retirement age. Amounts exclude future benefit payment obligations totaling $3.6 million under Bank of Marin executive salary continuation agreements whereby participants will begin receiving payments upon reaching retirement age and fulfilling their service requirements. Salary continuation obligations are based on retirement date assumptions and may be adjusted upon actual retirement. For additional information, see Note 10 to the Consolidated Financial Statements in ITEM 8 of this report.

The contractual amount of unfunded loan commitments not reflected on the consolidated statements of condition was $604.4 million and $529.1 million at December 31, 2020 and 2019, respectively.

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

Capital Adequacy

As discussed in Note 15 to the Consolidated Financial Statements in ITEM 8 of this report, the Bank's capital ratios were above regulatory guidelines to be considered "well capitalized" and Bancorp's ratios exceeded the required minimum ratios for capital adequacy purposes. For further discussion of bank capital requirements refer to the SUPERVISION AND REGULATION section in ITEM 1 of this report.

The Bank's total risk-based capital ratio increased from 14.6% at December 31, 2019 to 15.8% at December 31, 2020, primarily due to the Bank's $31.3 million net income in 2020, partially offset by $16.2 million in dividends paid to Bancorp to cover share repurchases, quarterly common stock dividends, and operating costs. Bancorp's total risk-based capital ratio was 15.1% at December 31, 2019 and 16.0% at December 31, 2020. Bancorp's 2020 Tier 1 capital included a subordinated debenture due to NorCal Community Bancorp Trust II, which was recorded only at the parent company level and accounted for approximately 18 basis points of the total risk-based capital ratio as of December 31, 2020. This subordinated debenture was early redeemed on March 15, 2021.

Bancorp's share repurchase program and activity are discussed in detail in ITEM 5 and in Note 8 to the Consolidated Financial Statements in ITEM 8 of this report. We expect to maintain strong capital levels and do not expect that we will be required to raise additional capital in 2021. Our anticipated sources of capital in 2021 include future earnings and shares issued under the stock-based compensation program.

Liquidity

The goal of liquidity management is to provide adequate funds to meet loan demand and to fund operating activities and deposit withdrawals. We accomplish this goal by maintaining an appropriate level of liquid assets and formal lines of credit with the FHLB, FRBSF and correspondent banks that enable us to borrow funds as discussed in Note 7 to the Consolidated Financial Statement in ITEM 8 of this report. Our Asset Liability Management Committee ("ALCO"), which is comprised of independent Bank directors and the Bank's Chief Executive Officer, is responsible for approving and monitoring our liquidity targets and strategies. ALCO has adopted a contingency funding plan that provides early detection of potential liquidity issues in the market or the Bank and institutes prompt responses that may prevent or alleviate a potential liquidity crisis. Management monitors liquidity daily and regularly adjusts our position based on current and future liquidity needs. We also have relationships with third-party deposit networks and can adjust the placement of our deposits via reciprocal or one-way sales as part of our cash management strategy, as discussed in Note 6 to the consolidated financial statements in ITEM 8 of this report.

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

The most significant component of our daily liquidity position is customer deposits. The attraction and retention of new deposits depends upon the variety and effectiveness of our customer account products, service and convenience, rates paid to customers, and our financial strength. The cash cycles and unique business activities of some of our large commercial depositors may cause short-term fluctuations in their deposit balances held with us. In 2020 the banking industry experienced abundant liquidity driven by pandemic-related government programs such as PPP and stimulus checks as well as an elevated savings rate system-wide.

Our cash and cash equivalents increased $16.9 million from December 31, 2019. Significant sources of liquidity during 2020 included $176.9 million in paydowns, maturities and sales of investment securities, an increase in deposits of $167.8 million, and $40.8 million in net cash provided by operating activities (including $10.7 million in processing fees received from the SBA for the origination of PPP loans).

Significant uses of liquidity during 2020 were $249.3 million in loan originations and advances, net of principal collected, $97.5 million in investment securities purchased, $12.5 million in cash dividends paid on common stock to our shareholders, and $6.9 million in common stock repurchases. Refer to the Consolidated Statement of Cash Flows in this Form 10-K for additional information on our sources and uses of liquidity. Management anticipates that our current strong liquidity position and core deposit base are adequate to fund our operations.

Undrawn credit commitments, as discussed in Note 16 to the Consolidated Financial Statements in ITEM 8 of this report, totaled $604.4 million at December 31, 2020. We expect to fund these commitments to the extent utilized primarily through the repayment of existing loans, deposit growth and liquid assets. Over the next twelve months, $71.9 million of time deposits will mature. We expect to replace these funds with new deposits. Our emphasis on local deposits, combined with our liquid investment portfolio, provides a very stable funding base.

Since Bancorp is a holding company and does not conduct regular banking operations, its primary sources of liquidity are dividends from the Bank. Under the California Financial Code, payment of a dividend from the Bank to Bancorp without advance regulatory approval is restricted to the lesser of the Bank’s retained earnings or the amount of the Bank’s net profits from the previous three fiscal years less the amount of dividends paid during that period. The primary uses of funds for Bancorp are shareholder dividends and ordinary operating expenses.  Bancorp held $5.3 million of cash at December 31, 2020. In January 2021, Bancorp obtained a dividend distribution from the Bank totaling $30.0 million, which is deemed sufficient to cover Bancorp's operational needs, share repurchases, repayment of a subordinated debenture and cash dividends to shareholders through the end of 2021. Management anticipates that there will be sufficient earnings at the Bank to provide dividends to Bancorp to meet its funding requirements for the foreseeable future.

Quarterly Financial Data

Table 16 Summary of Quarterly Financial Data

	2020 Quarters Ended				2019 Quarters Ended
(dollars in thousands; unaudited)	Dec. 31	Sept. 30	Jun. 30	Mar. 31	Dec. 31	Sept. 30	Jun. 30	Mar. 31
Interest income	$24,088	$25,169	$24,997	$25,384	$25,233	$25,332	$24,941	$24,931
Interest expense	489	603	622	1,265	1,339	1,181	1,152	1,085
Net interest income	23,599	24,566	24,375	24,119	23,894	24,151	23,789	23,846
(Reversal of) provision for credit losses on loans	(856)	1,250	2,000	2,200	500	400	—	—
Net interest income after provision for
credit losses	24,455	23,316	22,375	21,919	23,394	23,751	23,789	23,846
Non-interest income	1,827	1,790	1,813	3,120	2,318	2,721	2,274	1,771
Non-interest expense	15,180	15,238	14,141	15,469	13,326	14,200	14,916	15,528
Income before provision for income taxes	11,102	9,868	10,047	9,570	12,386	12,272	11,147	10,089
Provision for income taxes	2,985	2,377	2,641	2,342	3,307	2,824	2,912	2,610
Net income	$8,117	$7,491	$7,406	$7,228	$9,079	$9,448	$8,235	$7,479
Net income available to common stockholders	$8,117	$7,491	$7,406	$7,228	$9,079	$9,448	$8,235	$7,479
Net income per common share:
Basic	$0.60	$0.55	$0.55	$0.53	$0.67	$0.70	$0.60	$0.54
Diluted	$0.60	$0.55	$0.55	$0.53	$0.66	$0.69	$0.60	$0.54
Refer to the Executive Summary section above for a discussion of items that affected the financial results for the quarter ended December 31, 2020.

ITEM 7A.     Quantitative and Qualitative Disclosures about Market Risk

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

From time to time, we enter into interest rate swap contracts to mitigate the changes in the fair value of specified long-term fixed-rate loans and firm commitments to enter into long-term fixed-rate loans caused by changes in interest rates. Refer to Note 14 to the Consolidated Financial Statements in ITEM 8 of this report.

ALCO and the Board of Directors review our exposure to interest rate risk at least quarterly. We use simulation models to measure interest rate risk and to evaluate strategies to improve profitability. A simplified static statement of condition is prepared on a quarterly basis as a starting point, using instrument level data of our actual loans, investments, borrowings and deposits as inputs. If potential changes to net equity value and net interest income resulting from hypothetical interest rate changes are not within the limits established by the Board of Directors, management may adjust the asset and liability mix to bring the risk position within approved limits or take other actions. At December 31, 2020, interest rate risk was within policy guidelines established by ALCO and the Board. One set of interest rates modeled and evaluated against flat interest rates is a series of immediate parallel shifts in the yield curve. These are provided in the following table as an example rather than an expectation of likely interest rate movements.

Table 16 Effect of Interest Rate Change on Net Interest Income (NII)
Immediate Changes in Interest Rates (in basis points)	Estimated Change in NII in Year 1 (as percent of NII)	Estimated Change in NII in Year 2 (as percent of NII)
up 400	8.9%	23.3%
up 300	6.7%	17.6%
up 200	4.4%	11.3%
up 100	1.8%	4.6%
down 100	(1.2)%	(2.3)%

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

To the Shareholders and the Board of Directors of
Bank of Marin Bancorp

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated statements of condition of Bank of Marin Bancorp and subsidiary (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2020 and 2019, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for credit losses effective December 31, 2020, due to the adoption of Accounting Standards Codification Topic 326: Financial Instruments – Credit Losses (“Topic 326”). The Company adopted the new credit loss standard using the modified retrospective approach such that prior period amounts are not adjusted and continue to be reported in accordance with previously applicable generally accepted accounting principles. The adoption of the new credit loss standard and it subsequent application is also communicated as a critical audit matter below.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Credit Losses - Loans

As discussed in Notes 1 and 3 to the consolidated financial statements, the allowance for credit losses on loans at December 31, 2020, was $22.9 million on a total loan portfolio of $2.1 billion. The Company adopted the current expected credit losses standard, and all related amendments as of December 31, 2020, and has an established process to determine the appropriateness of the allowance for credit losses on loans receivable. The allowance for credit losses provides an estimate of lifetime expected losses in the loan portfolio. The measurement of expected credit losses is based on relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts that affect the collectability of the financial assets.

We identified the allowance for credit losses on loans as a critical audit matter. The principal considerations for our determination of allowance for credit losses on loans as a critical audit matter are subjectivity of the estimation and application of forecasted economic conditions, probabilities of default, loss given default, prepayments and curtailments over the contractual terms of the loan, and qualitative internal and external risk factors used in the calculation of the allowance for credit losses. The economic forecast component of the allowance for credit losses on loans is used to compare the conditions that existed during the historical period to current conditions and future expectations. The probabilities of default and loss given default are used to establish estimated losses at the loan portfolio segment level. Prepayments and curtailments over the contractual terms of the loans are used to estimate future cash flows. The qualitative internal and external risk factors are used to adjust for differences in segment-specific risk characteristics or to reflect the extent to which expected current conditions and reasonable and supportable forecasts of economic conditions differ from conditions that existed during the historical period included in the probability of default and loss given default development. Auditing management’s judgements regarding forecasted economic conditions, probabilities of default, loss given default, prepayments and curtailments over the contractual terms of the loan, and qualitative internal and external risk factors applied to the allowance for credit losses involved a high degree of subjectivity.

The primary procedures we performed to address this critical audit matter included:

a.Test the design, implementation, and operating effectiveness of controls related to management’s calculation of the allowance for credit losses on loans, including controls over the forecasted economic conditions used, probabilities of default, loss given default, prepayments and curtailments, and qualitative internal and external risk factors used.

b.Obtaining management’s analysis and supporting documentation related to the forecasted economic conditions, and testing whether the forecasts used in the calculation of the allowance for credit losses on loans are reasonable and supportable based on the analysis provided by management.
c.Obtaining management’s analysis and supporting documentation related to the probabilities of default, and loss given default, and testing whether factors used in the calculation of the allowance for credit losses on loans are reasonable and supportable based on the analysis provided by management.
d.Obtaining management’s analysis and supporting documentation related to prepayments and curtailments, and testing whether factors used in the calculation of the allowance for credit losses on loans are reasonable and supportable based on the analysis provided by management.
e.Obtaining management’s analysis and supporting documentation related to the qualitative factors, and testing whether the environmental and qualitative factors used in the calculation of the allowance for credit losses on loans are supported by the analysis provided by management.
f.Testing the appropriateness of the methodology and assumptions used in the calculation of the allowance for credit losses on loans, as well as testing completeness and accuracy of the data used in the calculation, application of the forecasted economic conditions, probabilities of default, loss given default, prepayments and curtailments over the contractual terms of the loan, and factors determined by management and used in the calculation, and verifying calculations in the allowance for credit losses on loans.

Los Angeles, California
March 15, 2021

We have served as the Company’s auditor since 2004.

March 15, 2021

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

Management conducted an assessment of the effectiveness of internal control over financial reporting as of December 31, 2020, utilizing the framework established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2020.

The Company's independent registered public accounting firm, Moss Adams LLP, has issued an attestation report on our internal control over financial reporting, which appears on the previous page.

/s/ Russell A. Colombo
Russell A. Colombo, President and Chief Executive Officer

/s/ Tani Girton
Tani Girton, EVP and Chief Financial Officer

BANK OF MARIN BANCORP CONSOLIDATED STATEMENTS OF CONDITION
December 31, 2020 and 2019

(in thousands, except share data)	2020	2019
Assets
Cash, cash equivalents and restricted cash	$200,320	$183,388
Investment securities:
Held-to-maturity, at amortized cost (net of zero allowance for credit losses at December 31, 2020 1)	109,036	137,413
Available-for-sale, at fair value (net of zero allowance for credit losses at December 31, 2020 1)	392,351	432,260
Total investment securities	501,387	569,673
Loans, at amortized cost	2,088,556	1,843,286
Allowance for credit losses	(22,874)	(16,677)
Loans, net of allowance for credit losses [1]	2,065,682	1,826,609
Bank premises and equipment, net	4,919	6,070
Goodwill	30,140	30,140
Core deposit intangible	3,831	4,684
Operating lease right-of-use assets	25,612	11,002
Interest receivable and other assets	80,035	75,714
Total assets	$2,911,926	$2,707,280
Liabilities and Stockholders' Equity
Liabilities
Deposits
Non-interest bearing	$1,354,650	$1,128,823
Interest bearing
Transaction accounts	183,552	142,329
Savings accounts	201,507	162,817
Money market accounts	667,107	804,710
Time accounts	97,433	97,810
Total deposits	2,504,249	2,336,489
Borrowings and other obligations	58	212
Subordinated debenture	2,777	2,708
Operating lease liabilities	27,062	12,615
Interest payable and other liabilities	19,527	18,468
Total liabilities	2,553,673	2,370,492
Stockholders' Equity
Preferred stock, no par value, Authorized - 5,000,000 shares, none issued	—	—
Common stock, no par value, Authorized - 30,000,000 shares; Issued and outstanding - 13,500,453 and 13,577,008 at December 31, 2020 and 2019, respectively	125,905	129,058
Retained earnings	219,747	203,227
Accumulated other comprehensive income, net of taxes	12,601	4,503
Total stockholders' equity	358,253	336,788
Total liabilities and stockholders' equity	$2,911,926	$2,707,280
1 Refer to Note 1, Summary of Accounting Policies, for information on the adoption of ASU 2016-13 in 2020.

The accompanying notes are an integral part of these consolidated financial statements.

BANK OF MARIN BANCORP CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years ended December 31, 2020, 2019 and 2018

(in thousands, except per share amounts)	2020	2019	2018
Interest income
Interest and fees on loans	$84,674	$84,331	$79,527
Interest on investment securities	14,503	14,785	14,092
Interest on federal funds sold and due from banks	461	1,321	1,461
Total interest income	99,638	100,437	95,080
Interest expense
Interest on interest-bearing transaction accounts	186	347	226
Interest on savings accounts	68	70	72
Interest on money market accounts	2,009	3,439	1,355
Interest on time accounts	554	595	542
Interest on borrowings and other obligations	4	77	2
Interest on subordinated debentures	158	229	1,339
Total interest expense	2,979	4,757	3,536
Net interest income	96,659	95,680	91,544
Provision for credit losses on loans	4,594	900	—
Net interest income after provision for credit losses	92,065	94,780	91,544
Non-interest income
Service charges on deposit accounts	1,314	1,865	1,891
Wealth Management and Trust Services	1,851	1,907	1,919
Debit card interchange fees	1,438	1,586	1,561
Earnings on bank-owned life Insurance, net	973	1,196	913
Gains on investment securities, net	915	55	876
Dividends on FHLB stock	654	799	959
Merchant interchange fees	239	331	378
Other income	1,166	1,345	1,642
Total non-interest income	8,550	9,084	10,139
Non-interest expense
Salaries and employee benefits	34,393	34,253	33,335
Occupancy and equipment	6,943	6,143	5,976
Data processing	3,184	3,717	4,358
Professional services	2,181	2,132	3,317
Depreciation and amortization	2,149	2,228	2,143
Provision for credit losses on unfunded loan commitments	1,570	129	—
Information technology	1,050	1,065	1,023
Charitable contributions	1,034	508	463
Amortization of core deposit intangible	853	887	921
Directors' expense	713	735	700
Federal Deposit Insurance Corporation insurance	474	361	756
Other expense	5,484	5,812	5,274
Total non-interest expense	60,028	57,970	58,266
Income before provision for income taxes	40,587	45,894	43,417
Provision for income taxes	10,345	11,653	10,795
Net income	$30,242	$34,241	$32,622
Net income per common share:[1]
Basic	$2.24	$2.51	$2.35
Diluted	$2.22	$2.48	$2.33
Weighted average common shares:[1]
Basic	13,525	13,620	13,864
Diluted	13,617	13,794	14,029
Comprehensive income:
Net income	$30,242	$34,241	$32,622
Other comprehensive income (loss):
Change in net unrealized gains or losses on available-for-sale securities	11,891	11,839	(1,707)
Reclassification adjustment for (gains) losses on available-for-sale securities in net income	(915)	(55)	79
Net unrealized losses on securities transferred from available-for-sale to held-to-maturity	—	—	(278)
Amortization of net unrealized losses on securities transferred from available-for-sale to held-to-maturity	524	445	516
Other comprehensive income (loss), before tax	11,500	12,229	(1,390)
Deferred tax expense (benefit)	3,402	3,624	(412)
Other comprehensive income (loss), net of tax	8,098	8,605	(978)
Comprehensive income	$38,340	$42,846	$31,644
1 Share and per share data have been adjusted to reflect the two-for-one stock split effective November 27, 2018.

The accompanying notes are an integral part of these consolidated financial statements.

BANK OF MARIN BANCORP CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Years ended December 31, 2020, 2019 and 2018

(in thousands, except share data)	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Taxes	Total
	Shares[1]	Amount
Balance at December 31, 2017	13,843,084	$143,967	$155,544	$(2,486)	$297,025
Net income	—	—	32,622	—	32,622
Other comprehensive loss	—	—	—	(978)	(978)
Reclassification of stranded tax effects in AOCI	—	—	638	(638)
Stock options exercised, net of shares surrendered for cashless exercises and tax withholdings	111,714	538	—	—	538
Stock issued under employee stock purchase plan	1,036	39	—	—	39
Stock issued under employee stock ownership plan	29,600	1,173	—	—	1,173
Restricted stock granted	37,040	—	—	—	—
Restricted stock surrendered for tax withholdings upon vesting	(1,316)	(45)	—	—	(45)
Restricted stock forfeited / cancelled	(12,056)	—	—	—	—
Stock-based compensation - stock options	—	651	—	—	651
Stock-based compensation - restricted stock	—	1,013	—	—	1,013
Cash dividends paid on common stock ($0.64 per share) [1]	—	—	(8,860)	—	(8,860)
Stock purchased by directors under director stock plan	998	37	—	—	37
Stock issued in payment of director fees	5,470	204	—	—	204
Stock repurchased, net of commissions	(171,217)	(7,012)	—	—	(7,012)
Balance at December 31, 2018	13,844,353	$140,565	$179,944	$(4,102)	$316,407
Net income	—	—	34,241	—	34,241
Other comprehensive income	—	—	—	8,605	8,605
Stock options exercised, net of shares surrendered for cashless exercises and tax withholdings	45,553	669	—	—	669
Stock issued under employee stock purchase plan	1,355	54	—	—	54
Stock issued under employee stock ownership plan	30,075	1,245	—	—	1,245
Restricted stock granted	29,110	—	—	—	—
Restricted stock surrendered for tax withholdings upon vesting	(5,240)	(220)	—	—	(220)
Restricted stock forfeited / cancelled	(18,333)	—	—	—	—
Stock-based compensation - stock options	—	495	—	—	495
Stock-based compensation - restricted stock	—	1,017	—	—	1,017
Cash dividends paid on common stock ($0.80 per share)	—	—	(10,958)	—	(10,958)
Stock purchased by directors under director stock plan	591	24	—	—	24
Stock issued in payment of director fees	5,544	231	—	—	231
Stock repurchased, net of commissions	(356,000)	(15,022)	—	—	(15,022)
Balance at December 31, 2019	13,577,008	$129,058	$203,227	$4,503	$336,788
Net income	—	—	30,242	—	30,242
Other comprehensive income	—	—	—	8,098	8,098
Cumulative effect of change in accounting principle ASU 2016-13 [2]	—	—	(1,216)	—	(1,216)
Stock options exercised, net of shares surrendered for cashless exercises and tax withholdings	65,407	1,304	—	—	1,304
Stock issued under employee stock purchase plan	2,392	72	—	—	72
Stock issued under employee stock ownership plan	39,900	1,289	—	—	1,289
Restricted stock granted	29,100	—	—	—	—
Restricted stock surrendered for tax withholdings upon vesting	(2,200)	(73)	—	—	(73)
Restricted stock forfeited / cancelled	(14,314)	—	—	—	—
Stock-based compensation - stock options	—	319	—	—	319
Stock-based compensation - restricted stock	—	884	—	—	884
Cash dividends paid on common stock ($0.92 per share)	—	—	(12,506)	—	(12,506)
Stock purchased by directors under director stock plan	1,146	43	—	—	43
Stock issued in payment of director fees	5,723	217	—	—	217
Stock repurchased, net of commissions	(203,709)	(7,208)	—	—	(7,208)
Balance at December 31, 2020	13,500,453	$125,905	$219,747	$12,601	$358,253
1 Share and per share data have been adjusted to reflect the two-for-one stock split effective November 27, 2018.
2 Refer to Note 1, Summary of Accounting Policies, for information on the adoption of ASU 2016-13 in 2020.
The accompanying notes are an integral part of these consolidated financial statements.

BANK OF MARIN BANCORP CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2020, 2019 and 2018

(in thousands)	2020	2019	2018
Cash Flows from Operating Activities:
Net income	$30,242	$34,241	$32,622
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	4,594	900	—
Provision for credit losses on unfunded loan commitments	1,570	129	—
Noncash contribution expense to employee stock ownership plan	1,289	1,245	1,173
Noncash director compensation expense	301	301	227
Stock-based compensation expense	1,203	1,512	1,664
Amortization of core deposit intangible	853	887	921
Amortization of investment security premiums, net of accretion of discounts	1,354	1,633	2,695
Accretion of discount on acquired loans	(165)	(353)	(807)
Accretion of discount on subordinated debentures	69	68	1,025
Net change in deferred loan origination costs/fees	5,040	(348)	183
Gain on sale of investment securities	(915)	(55)	(876)
Depreciation and amortization	2,149	2,228	2,143
Earnings on bank-owned life insurance policies	(973)	(1,196)	(913)
Net changes in:
Interest receivable and other assets	(5,135)	(329)	1,148
Interest payable and other liabilities	(631)	70	902
Total adjustments	10,603	6,692	9,485
Net cash provided by operating activities	40,845	40,933	42,107
Cash Flows from Investing Activities:
Purchase of held-to-maturity securities	—	(3,549)	(1,988)
Purchase of available-for-sale securities	(97,544)	(110,934)	(235,873)
Proceeds from sale of available-for-sale securities	33,756	66,081	16,972
Proceeds from paydowns/maturities of held-to-maturity securities	28,144	23,005	22,891
Proceeds from paydowns/maturities of available-for-sale securities	114,991	86,044	57,662
Proceeds from sale of Visa Inc. Class B restricted common stock	—	—	956
Loans originated and principal collected, net	(249,337)	(77,827)	(84,598)
Purchase of bank-owned life insurance policies	(941)	(2,997)	—
Cash receipts from bank-owned life insurance policies	—	1,533	—
Purchase of premises and equipment	(981)	(542)	(907)
Purchase of Federal Home Loan Bank stock	(176)	(616)	—
Cash paid for low income housing tax credit investment	(1,355)	(952)	(418)
Net cash used in investing activities	(173,443)	(20,754)	(225,303)
Cash Flows from Financing Activities:
Net increase in deposits	167,760	161,649	26,170
Proceeds from stock options exercised	1,304	669	537
Payment of tax withholdings for vesting of restricted stock	(73)	(220)	(45)
Federal Home Loan Bank (repayment) borrowings	—	(7,000)	7,000
Repayment of subordinated debenture including execution costs	—	—	(4,137)
Repayment of finance lease obligations	(172)	(168)	—
Cash dividends paid on common stock	(12,506)	(10,958)	(8,860)
Stock repurchased, net of commissions	(6,898)	(15,062)	(6,869)
Proceeds from stock issued under employee and director stock purchase plans	115	78	76
Net cash provided by financing activities	149,530	128,988	13,872
Net increase (decrease) in cash, cash equivalents and restricted cash	16,932	149,167	(169,324)
Cash, cash equivalents and restricted cash at beginning of period	183,388	34,221	203,545
Cash, cash equivalents and restricted cash at end of period	$200,320	$183,388	$34,221
Supplemental disclosure of cash flow information:
Cash paid in interest	$2,948	$4,659	$2,599
Cash paid in income taxes	$13,065	$12,738	$8,380
Supplemental disclosure of noncash investing and financing activities:
Change in net unrealized gain or loss on available-for-sale securities	$11,891	$11,839	$(1,707)
Stock issued to employee stock ownership plan	$1,289	$1,245	$1,173
Cumulative effect of change in accounting principle ASU 2016-13	$(1,216)	$—	$—
Amortization of net unrealized loss on available-for-sale securities transferred to held-to-maturity	$524	$445	$516
Repurchase of stock not yet settled	$413	$103	$143
Stock issued in payment of director fees	$217	$231	$204
Securities transferred from available-for-sale to held-to-maturity	$—	$—	$27,422
Subscription in low income housing tax credit investment	$—	$—	$3,000
Restricted cash [1]	$—	$4,806	$5,971
[1]Restricted cash includes reserve requirements held with the Federal Reserve Bank of San Francisco. In response to the COVID-19 pandemic, the Federal Reserve reduced the reserve requirement ratios to zero percent effective March 26, 2020.
The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1:  Summary of Significant Accounting Policies

Nature of Operations - Bank of Marin Bancorp ("Bancorp"), headquartered in Novato, California, conducts business primarily through its wholly-owned subsidiary, Bank of Marin (the "Bank"), a California state-chartered commercial bank that provides a wide range of financial services to customers who are predominantly professionals, small and middle-market businesses, and individuals who work and/or reside in Marin, Sonoma, Napa, San Francisco, Alameda, Contra Costa and San Mateo counties. Besides its headquarters located in Novato, CA, the Bank operates ten branches in Marin County, two in Napa County, one in San Francisco, five in Sonoma County, three in Alameda County, and one loan production office in both Contra Costa County and San Mateo County.

Basis of Presentation - The consolidated financial statements include the accounts of Bancorp and the Bank. References to “we,” “our,” “us” mean Bancorp and the Bank that are consolidated for financial reporting purposes. Our accounting and reporting policies conform to U.S. generally accepted accounting principles ("GAAP"), general practice, and regulatory guidance within the banking industry. A summary of our significant policies follows. All material intercompany transactions have been eliminated. We evaluated subsequent events through the date of filing with the Securities and Exchange Commission (“SEC”) and determined that, other than the early redemption of the subordinated debenture mentioned below, there were no subsequent events that require additional recognition or disclosure.

The NorCal Community Bancorp Trusts I and II, respectively (the "Trusts"), were formed for the sole purpose of issuing trust preferred securities. Bancorp is not considered the primary beneficiary of the Trusts (variable interest entities), therefore the Trusts are not consolidated in our consolidated financial statements. Bancorp's investments in these Trusts are accounted for under the equity method and included in interest receivable and other assets and the subordinated debenture and related accrued interest payable are recorded as liabilities in our consolidated statements of condition. Refer to Note 7, Borrowings and Other Obligations, for detail on the early redemption on October 7, 2018 of the subordinated debenture due to Trust I and early redemption on March 15, 2021 of the subordinated debenture due to Trust II.

Accounting Changes and Reclassifications - Certain items in prior financial statements have been reclassified to conform to the current presentation. In addition, on December 31, 2020, we adopted Accounting Standards Update (“ASU”) 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments and all applicable amendments as subsequently updated for certain clarifications, targeted relief and codification improvements. Accounting Standards Codification (“ASC”) Topic 326 (“ASC 326”) replaced the incurred loss method for measuring credit losses with a current expected credit loss ("CECL") method for financial assets recorded at amortized cost (i.e., loans originated by us and held-to-maturity investment securities). The previous incurred loss method included a general allowance on loans for known and inherent losses within the portfolio, which reflected adjusted historical loss rates and a specific allowance component for impaired loans. The CECL method requires the measurement of all expected credit losses for financial assets measured at amortized cost and certain off-balance-sheet credit exposures to consider credit losses expected to be incurred over the life of the financial asset based on past events, current conditions, and reasonable and supportable forecasts. ASC 326 also requires enhanced disclosures related to the significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards. In addition, ASC 326 includes certain changes to the accounting for available-for-sale investment securities including the requirement to recognize an allowance when management intends to sell or believes that it is more likely than not they will be required to sell the security before recovery of its amortized cost.

ASC 326 was effective January 1, 2020. However, in accordance with the accounting relief provisions of the Coronavirus Aid, Relief and Economic Security ("CARES") Act passed in March 2020, we postponed the adoption of the CECL standard to the earlier of the end of the national emergency or December 31, 2020. Therefore, we adopted this standard using the modified retrospective method for all financial assets measured at amortized cost, and off-balance-sheet credit exposures, effective October 1, 2020 (the beginning of the first reporting period in which the standard was effective due to the postponement of CECL) through a cumulative adjustment to retained earnings. Results for reporting periods beginning after September 30, 2020 will be presented under the new standard while prior period amounts continue to be reported in accordance with previously applicable GAAP. Upon adoption, we recorded a cumulative adjustment to retained earnings, net of taxes, based on economic forecasts and other assumptions as of December 31, 2019. That adjustment resulted in an increase to our allowance for credit losses of $1.6 million and an increase to the allowance for unfunded loan commitments of $122 thousand. In addition, we recognized the remaining difference between the allowance for credit losses calculated under the CECL model as of December 31, 2020 and the allowance for credit losses calculated under the incurred loss model as of September 30, 2020 as a reversal of the provision for credit losses and a provision for credit losses on unfunded loan commitments, as showed in the tables below.

The following tables show the impact to our financial statement line items due to adoption of ASC 326 as of and during the quarter ended December 31, 2020.

(in thousands)	Pre-Tax Increase (Decrease) Upon the Adoption of CECL	Deferred Tax Effect	After Tax Impact of Adoption of CECL
Impact to allowance for credit losses on loans:
Allowance for credit losses on loans	$748
Retained earnings (cumulative transition adjustment)	$(1,604)	$474	$(1,130)
Net income (reversal of provision for credit losses on loans)	$856	$(253)	$603
Impact to allowance for credit losses on unfunded loan commitments:
Allowance for credit losses on unfunded commitments	$1,082
Retained earnings (cumulative transition adjustment)	$(122)	$36	$(86)
Net income (provision for credit losses on unfunded commitments)	$(960)	$284	$(676)

The following table shows the impact on the allowance for credit losses due to the transition from the incurred loss method to the CECL method by loan class.

(in thousands)	Pre-Adoption Balance at September 30, 2020	Cumulative Transition Adjustment [1]	Post Adoption Adjusted Balance at October 1, 2020
Allowance for credits losses on loans:
Commercial and industrial	$2,525	$(278)	$2,247
Real estate:
Commercial owner-occupied	3,135	138	3,273
Commercial investor-owned	11,624	1,755	13,379
Construction	860	201	1,061
Home equity	1,038	(361)	677
Other residential	1,260	(212)	1,048
Installment and other consumer loans	406	(125)	281
Unallocated	1,265	486	1,751
Total	$22,113	$1,604	$23,717

Allowance for credit losses on unfunded commitments	$1,697	$122	$1,819
[1] The cumulative transition adjustment resulted from applying the CECL method, which was based on economic forecasts and other assumptions as of December 31, 2019. Refer to Note 3, Loans and Allowance for Credit Losses, for more information.

The Bank did not record an allowance for credit losses on available-for-sale or held-to-maturity investment securities upon the adoption of CECL as the investment portfolio consisted primarily of debt securities explicitly or implicitly backed by the U.S. government and high credit quality obligations of state and political subdivisions. Refer to Note 2, Investment Securities, for more information.

Use of Estimates - The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant accounting estimates reflected in the consolidated financial statements include the allowance for credit losses, income taxes, and fair value measurements (including fair values of acquired assets and assumed liabilities at acquisition dates) as discussed in the Notes herein.

Cash, Cash Equivalents and Restricted Cash - include cash, due from banks, federal funds sold and other short-term investments with maturities of less than three months at the time of purchase. Restricted cash includes reserve requirements held with the Federal Reserve Bank of San Francisco.

Investment Securities - are classified as "held-to-maturity," "trading securities" or "available-for-sale." Investments classified as held-to-maturity are those that we have the ability and intent to hold until maturity and are reported at cost, adjusted for the amortization or accretion of premiums or discounts. Investments held for resale in anticipation of short-term market movements are classified as trading securities and are reported at fair value, with unrealized gains and losses included in earnings. Investments that are neither held-to-maturity nor trading are classified as available-for-sale and are reported at fair value. Unrealized gains and losses for available-for-sale securities, net of related taxes, are reported as a separate component of comprehensive income and included in stockholders' equity until realized. For discussion of our methodology in determining fair value, see Note 9, Fair Value of Assets and Liabilities.

Purchase premiums and discounts on investment securities are amortized or accreted over the life of the related security as an adjustment to yield using the effective interest method. For certain callable debt securities purchased at a premium, we amortize the premium to the earliest call date.

Dividend and interest income are recognized when earned. Realized gains and losses on the sale of securities are included in non-interest income. The specific identification method is used to calculate realized gains and losses on sales of securities.

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

Allowance for Credit Losses on Investment Securities - The allowance for credit losses on held-to-maturity securities is a contra-asset valuation account determined in accordance with ASC 326, which is deducted from the securities' amortized cost basis at the balance sheet date as a result of management's assessment of the net amount expected to be collected. The allowance is measured on a pooled basis for securities with similar risk characteristics using historical credit loss information, adjusted for current conditions and reasonable and supportable forecasts. Securities that are determined to be uncollectible are written off against the allowance.

For available-for-sale securities in an unrealized loss position ("impaired security"), we assess whether 1) we intend to sell the security, or, 2) it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. Under either of these conditions, the security's amortized cost is written down to fair value through a charge to previously recognized allowances or earnings, as applicable. For impaired securities that do not meet these conditions, we assess whether the decline in fair value was due to credit loss or other factors. This assessment considers, among other things: 1) the extent to which the fair value is less than amortized cost, 2) the financial condition and near-term prospects of the issuer, 3) any changes to the rating of the security by a rating agency, and 4) our intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss component. Any impairment due to non-credit-related factors that has not been recorded through an allowance for credit losses is recognized in other comprehensive income. The discount rate used in determining the present value of the expected cash flows is based on the effective interest rate implicit in the security at the date of purchase.

Accrued interest receivable is excluded from the amortized costs and fair values of both held-to-maturity and available-for-sale securities and included in interest receivable and other assets on the consolidated statements of condition. Investment securities are placed on non-accrual status when principal or interest is contractually past due more than ninety days, or management does not expect full payment of principal and interest. We do not record an allowance for credit losses for accrued interest on investment securities, as the amounts are written-off when the investment is placed on non-accrual status. There were no non-accrual investment securities in any of the years presented in the consolidated financial statements.

Originated Loans - are reported at amortized cost, which is the principal amount outstanding net of deferred fees (costs), purchase premiums (discounts) and net charge-offs (recoveries). Amortized cost excludes accrued interest, which is reflected in interest receivable and other assets in the consolidated statements of condition. We do not measure an allowance for credit losses on accrued interest receivable balances because these balances are written off in a timely manner as a reduction to interest income when loans are placed on non-accrual status as discussed below. Interest income is accrued daily using the simple interest method. Fees collected upon loan origination and certain direct costs of originating loans are deferred and recognized over the contractual lives of the related loans as yield adjustments using the interest method or straightline method, as applicable. Upon prepayment or other disposition of the underlying loans before their contractual maturities, any associated unearned fees or unamortized costs are recognized.

Acquired Loans - ASC 326 modified the accounting for purchased loans and requires that an allowance for credit losses be established at the date of acquisition. However, for purchased financial assets with a more-than-insignificant amount of credit deterioration since origination (“PCD assets”) that are measured at amortized cost, the initial allowance for credit losses is added to the purchase price rather than reported as a provision for credit losses. Subsequent changes in the allowance for credit losses on PCD assets are recognized through the provision for credit losses.

Past-Due and Non-Accrual Loan Policy - A loan is considered past due when a payment has not been received by the contractual due date. Loans are placed on non-accrual status when management believes that there is substantial doubt as to the collection of principal or interest, generally when they become contractually past due by 90 days or more with respect to principal or interest, except for loans that are well-secured and in the process of collection. When loans are placed on non-accrual status, any accrued but uncollected interest is reversed from current-period interest income and the amortization of deferred loan origination fees and costs is suspended. Interest payments received on nonaccrual loans are either applied against principal or reported as interest income, according to management’s judgment as to the ultimate collectability of principal. We may return non-accrual loans to accrual status when one of the following occurs:

•The borrower has resumed paying the full amount of the principal and interest and we are satisfied with the borrower's financial position. In order to meet this test, we must have received repayment of all past due principal and interest, unless the amounts contractually due are reasonably assured of repayment within a reasonable period of time, and there has been a sustained period of repayment performance (generally, six consecutive monthly payments), according to the original contractual terms or modified terms for loans whose contractual terms have been restructured in a manner which grants a concession to a borrower experiencing financial difficulties (“troubled debt restructuring”).
•The loan has become well secured and is in the process of collection.

Loan Charge-Off Policy - For all loan types excluding overdraft accounts, we generally make a charge-off determination at or before 90 days past due. A collateral-dependent loan is partially charged down to the fair value of collateral securing it if: (1) it is deemed uncollectable, or (2) it has been classified as a loss by either our internal loan review process or external examiners. A non-collateral-dependent loan is partially charged down to its net realizable value under the same circumstances. Overdraft accounts are generally charged off when they exceed 60 days past due.

Troubled Debt Restructured Loans - Our loan portfolio includes certain loans modified in a troubled debt restructuring (“TDR”), where we have granted economic concessions to borrowers experiencing financial difficulties. These concessions typically result from our loss mitigation activities and may include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance or other actions. TDRs on non-accrual status at the time of restructure may be returned to accruing status after management considers the borrower’s sustained repayment performance for a reasonable period, generally six months, and obtains reasonable assurance of repayment and performance. Additionally, we may remove a loan from TDR designation if it meets all of the following conditions:
•The loan is subsequently refinanced or restructured at current market interest rates and the new terms are consistent with the treatment of creditworthy borrowers under regular underwriting standards;

•The borrower is no longer considered to be in financial difficulty;
•Performance on the loan is reasonably assured; and
•Existing loan did not have any forgiveness of principal or interest.

Section 4013 of the CARES Act, subsequently amended by section 541 of the Economic Aid to Hard-Hit Small Businesses, Nonprofits, and Venues Act of 2020 ("Economic Aid Act"), provided optional, temporary relief from evaluating loans that may have been considered TDRs under GAAP. This relief applies to loan modifications executed between March 1, 2020 and the earlier of 60 days after the national emergency is terminated or January 1, 2022. The Bank elected to apply these temporary accounting provisions to payment relief loans beginning in March 2020. Accordingly, modifications that met certain criteria of the CARES Act were not categorized as troubled debt restructurings during 2020.

Collateral Dependent Loans - A loan is collateral dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the sale or operation of the collateral. For collateral dependent loans, including those for which management determines foreclosure is probable, the allowance for credit losses is based on the fair value of the collateral, adjusted for estimated selling costs when repayment is expected from the sale of the collateral, less the loan's amortized cost. In determining the fair value, management considers such information as the appraised value of the collateral, observed and potential future changes in collateral value, and historical loss experience for loans that were secured by similar collateral. Generally, with problem credits that are collateral dependent, we obtain appraisals of the collateral at least annually. We may obtain appraisals more frequently if we believe the collateral value is subject to market volatility, if a specific event has affected the collateral, or if we believe foreclosure is imminent.

Allowance for Credit Losses on Loans ("ACL") - is a valuation account that is deducted from the amortized cost basis at the balance sheet date to present the net amount of loans expected to be collected. Amortized cost does not include accrued interest, which management elected to exclude from the estimate of expected credit losses (refer to the Past-Due and Non-Accrual Loan Policy section above). Management estimates the allowance quarterly using relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. Credit loss experience provides the basis for the estimation of expected credit losses.

The ACL model utilizes a discounted cash flow ("DCF") method to measure the expected credit losses on loans collectively evaluated that are sub-segmented by loan pools with similar credit risk characteristics, which are generally comprised of federal regulatory reporting codes (i.e., Call codes). Pooled segments include the following:

•Loans secured by real estate:
-     1-4 family residential construction loans
-     Other construction loans and all land development and other land loans
-     Secured by farmland (including residential and other improvements)
-     Revolving, open-end loans secured by 1-4 family residential properties and extended under lines of credit
-     Closed-end loans secured by 1-4 family residential properties, secured by first liens
-     Closed-end loans secured by 1-4 family residential properties, secured by junior liens
-     Secured by multifamily (5 or more) residential properties
-     Commercial real estate loans secured by owner-occupied non-farm nonresidential properties
-     Commercial real estate loans secured by other non-farm nonresidential properties
•Loans to finance agricultural production and other loans to farmers
•Commercial and industrial loans
•Loans to individuals for household, family and other personal expenditures (i.e., consumer loans)
•Municipal entities
•Non-profit organizations
•Other loans (overdraft credit lines)

The DCF method incorporates assumptions for probability of default ("PD"), loss given default ("LGD"), and prepayments and curtailments over the contractual terms of the loans. Under the DCF method, the ACL reflects the difference between the amortized cost basis and the present value of the expected cash flows using the loan's effective rate. We elected to report the change in present values from one reporting period to the next due to the passage of time and changes in the estimate of future expected cash flows through the provision for credit losses, rather than though interest income.

In determining the PD for each pooled segment, the Bank utilized regression analyses to identify certain economic drivers that were considered highly correlated to historical Bank or peer loan default experience. As a result, management chose the California unemployment rate as the primary economic forecast driver for all segments, except for municipal loans. In addition, the annual percentage change in the California gross domestic product was used in the commercial and industrial loan segment and the annual percentage change in California retail sales was used in the owner-occupied and investor-owned commercial real estate segments. For municipal loans, the ACL model utilized a constant default rate obtained from a nationally recognized default rate study, which is updated annually. A third party provides LGD estimates for each segment based on a banking industry Frye-Jacobs Risk Index approach. The ACL model incorporates a one-year reasonable and supportable forecast of economic factors, updated quarterly, which is provided by a well-recognized economics advisory company. For periods beyond the forecast horizon the economic factors revert to historical averages on a straight-line basis over a one-year period.

Expected credit losses are estimated over the contractual term of the loans, adjusted for expected prepayments and curtailments, when appropriate. The pooled loans' contractual loan terms exclude extensions, renewals, and modifications unless one or more of the following applies: 1) management has a reasonable expectation at the reporting date that a troubled debt restructuring will be executed with an individual borrower, 2) the extension or renewal options are included in the original or modified contract, or 3) an existing troubled debt restructuring is within six months of maturity.

Loans that do not share the same risk characteristics as pooled loans are evaluated individually for credit loss and generally include all non-accrual loans, collateral dependent loans, and certain troubled debt restructured loans and loans graded substandard or worse as determined by management.

Management considers whether adjustments to the quantitative portion of the ACL are needed for differences in segment-specific risk characteristics or to reflect the extent to which it expects current conditions and reasonable and supportable forecasts of economic conditions to differ from the conditions that existed during the historical period included in the development of PD and LGD. Qualitative internal and external risk factors include, but are not limited to, the following:
•Changes in the nature and volume of the loan portfolio
•Changes in the volume and severity of past due loans, the volume of non-accruals loans, and the volume and severity of adversely classified or graded loans
•The existence and effect of individual loan and loan segment concentrations
•Changes in lending policies and procedures, including changes in underwriting standards and collection, charge-off, and recovery practices not considered elsewhere
•Changes in the experience, ability, and depth of lending management and other relevant staff
•Changes in the quality of our systematic loan review processes
•Changes in economic and business conditions, and developments that affect the collectability of the portfolio
•Changes in the value of underlying collateral, where applicable
•The effect of other external factors such as legal and regulatory requirements on the level of estimated credit losses in the portfolio
•The effect of acquisitions of other loan portfolios on our infrastructure, including risk associated with entering new geographic areas as a result of such acquisitions
•The presence of specialized lending segments in the portfolio

While we believe we use the best information available to determine the allowance for credit losses, our results of operations could be significantly affected if circumstances differ substantially from the assumptions used in determining the allowance. Our ACL model is sensitive to changes in unemployment rate forecasts and certain other assumptions that could result in material fluctuations in the allowance for credit losses and adversely affect our financial condition and results of operations.

For further information regarding the allowance for loan losses, see Note 3, Loans and Allowance for Loan Losses.

Allowance for Credit Losses on Unfunded Loan Commitments - We make commitments to extend credit to meet the financing needs of our customers in the form of loans or standby letters of credit. We are exposed to credit losses over a loan's contractual period in the event that a decline in credit quality of the borrower leads to nonperformance. We record an allowance for losses on unfunded loan commitments at the balance sheet date based on estimates of probability that these commitments will be drawn upon according to historical utilization experience of different types of commitments and expected loss severity and loss rates determined for pooled funded loans. The allowance for credit losses on unfunded commitments is a liability account included in interest payable and other liabilities on the consolidated statements of condition. Adjustments to the allowance for unfunded commitments are included in non-interest expense as a provision for (or reversal of) the allowance for unfunded commitments.

Transfers of Financial Assets - We have entered into certain loan participation agreements with other organizations. We account for these transfers of financial assets as sales when control over the transferred financial assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets and liabilities have been isolated from us, (2) the transferee has the right to pledge or exchange the assets (or beneficial interests) it received, free of conditions that constrain it from taking advantage of that right, beyond a trivial benefit and (3) we do not maintain effective control over the transferred financial assets or third-party beneficial interests related to those transferred assets. No gain or loss has been recognized by us on the sale of these participation interests in 2020, 2019 and 2018.

Premises and Equipment - Premises and equipment consist of leasehold improvements, furniture, fixtures, software and equipment and are stated at cost, less accumulated depreciation and amortization, which are calculated on a straight-line basis. Furniture and fixtures are depreciated over eight years and equipment is generally depreciated over three to twenty years. Leasehold improvements are amortized over the lesser of their estimated useful lives or the terms of the leases. When assets are sold or otherwise disposed of, the cost and related accumulated depreciation or amortization are removed from the accounts and any resulting gain or loss is recognized in income for the period. The cost of maintenance and repairs is charged to expense as incurred.

Leases - We account for leases in accordance with ASC 842, Leases. As a result of the adoption of ASU 2016-02 on January 1, 2019, we recorded operating and finance lease right-of-use assets totaling $13.4 million, net of deferred rent and unrecognized lease incentives, operating and finance lease liabilities totaling $15.4 million, and no cumulative-effect adjustments to retained earnings. Under the standard's transition guidance, we elected the package of practical expedients, which allowed us to carry forward existing lease classifications under ASC 840, Leases (previous GAAP), and did not require us to reassess initial direct costs for any existing leases. We elected the hindsight practical expedient when determining the lease term (i.e., considering whether we are reasonably certain to exercise options to extend or terminate the lease). In addition, we made accounting policy elections not to separate non-lease components from lease components and to exclude short-term leases (i.e., lease term of 12 months or less at the commencement date) from right-of-use assets and lease liabilities for all lease classifications.

We lease certain premises under long-term non-cancelable operating leases, most of which include escalation clauses and one or more options to extend the lease term, and some of which contain lease termination clauses. Only those renewal and termination options that management determines are reasonably certain of exercising are included in the calculation of the lease liability. In addition, we lease certain equipment under finance leases. The equipment finance lease terms do not contain renewal options, bargain purchase options or residual value guarantees. We did not have any significant short-term leases during the reported periods.

Lease right-of-use assets represent the right to use the underlying asset while lease liabilities represent the present value of future lease obligations. When calculating the lease liability, because most lease contracts do not contain an implicit interest rate, we discount lease payments over a lease's expected term based on the collateralized Federal Home Loan Bank borrowing rate that was commensurate with lease terms and minimum payments at the lease commencement date. Right-of-use assets for operating leases are amortized over the lease term by amounts that represent the difference between periodic straight-line lease expense and periodic interest accretion on the related liability to make lease payments, whereas finance leases are amortized on a straight-line basis over the term of the lease. Expense recognition for operating leases is recorded on a straight-line basis while expense recognition for finance leases represents the sum of periodic amortization of the associated right-of-use asset and the interest accretion on the lease liability. Refer to Note 12, Commitments and Contingencies, for further information.

Business Combinations - Business combinations are accounted for under the acquisition method of accounting in accordance with ASC 805, Business Combinations. A business is defined as a set of activities and assets that is both self-sustaining and managed to provide a return to investors and generally has three elements: inputs, processes and outputs. Under the acquisition method, the acquiring entity in a business combination recognizes the acquired assets and assumed liabilities at their estimated fair values as of the date of acquisition. Any excess of the purchase price over the fair value of net assets and other identifiable intangible assets acquired is recorded as goodwill. To the extent the fair value of net assets acquired, including other identifiable assets, exceed the purchase price, a bargain purchase gain is recognized. Assets acquired and liabilities assumed from a business combination are recognized at fair value, if the fair value can be determined during the measurement period. Results of operations of an acquired business are included in the consolidated statements of operations from the date of acquisition. Business acquisition-related costs, including conversion and restructuring charges, are expensed as incurred. If substantially all of an acquisition is made up of one asset or several similar assets, or without a substantive process that together contributes to the ability to create outputs, the acquisition is accounted for as an asset acquisition and acquisition costs will be capitalized as part of the assets acquired, rather than expensed in a business combinations.

Goodwill and Other Intangible Assets - Goodwill is determined as the excess of the fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill that arises from a business combination is periodically evaluated for impairment at the reporting unit level, at least annually. Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values. Core deposit intangible ("CDI") represents the estimated future benefit of deposits related to an acquisition and is booked separately from the related deposits and evaluated periodically for impairment. The CDI asset is amortized on an accelerated method over its estimated useful life of ten years. At December 31, 2020, the future estimated amortization expense for the CDI arising from our past acquisitions is as follows:

(in thousands)	2021	2022	2023	2024	2025	Thereafter	Total
Core deposit intangible amortization	$818	$782	$719	$422	$400	$690	$3,831

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

Bank Owned Life Insurance ("BOLI") - The Bank owns life insurance policies on certain key current and former officers. BOLI is recorded in interest receivable and other assets on the consolidated statements of condition at the amount that can be realized under the insurance contract at period-end, which is the cash surrender value adjusted for other charges or amounts due that are probable at settlement.

Federal Home Loan Bank of San Francisco ("FHLB") Stock - The Bank is a member of the FHLB. Members are required to own a certain amount of stock based on the level of borrowings and other factors. As of December 31, 2020 and 2019 our investment in FHLB stock was carried at cost, as there was no impairment or changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. We periodically evaluate FHLB stock for impairment based on ultimate recovery of par value. FHLB stock is included as part of interest receivable and other assets on the consolidated statements of condition. Both cash and stock dividends are reported as non-interest income.

Investments in Low Income Housing Tax Credit Funds - We have invested in limited partnerships that were formed to develop and operate affordable housing projects for low or moderate-income tenants throughout

California. Our ownership percentage in each limited partnership ranges from 1.0% to 3.5%. We account for the investments in qualified affordable housing tax credit funds using the proportional amortization method, where the initial cost of the investment is amortized in proportion to the tax credits and other tax benefits received. Low income housing tax credits and other tax benefits received, net of the amortization of the investment is recognized as part of income tax benefit. Each of the partnerships must meet the regulatory minimum requirements for affordable housing for a minimum 15-year compliance period to fully utilize the tax credits. If the partnerships cease to qualify during the compliance period, the credit may be denied for any period in which the project is not in compliance and a portion of the credit previously taken is subject to recapture with interest. We record an impairment charge if the value of the future tax credits and other tax benefits is less than the carrying value of the investments.

Employee Stock Ownership Plan (“ESOP”) - We recognize compensation cost for ESOP contributions when funds become committed for the purchase of Bancorp's common shares into the ESOP in the year in which the employees render service entitling them to the contribution. If we contribute stock, the compensation cost is the fair value of the shares when they are committed to be released (i.e., when the number of shares becomes known and formally approved). In 2020, 2019 and 2018, the Bank only made stock contributions to the ESOP.

Income Taxes - Income taxes reported in the consolidated financial statements are computed based on an asset and liability approach. We recognize the amount of taxes payable or refundable for the current year and we record deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases using enacted tax rates in effect for the year in which the temporary differences are expected to reverse. We record net deferred tax assets to the extent it is more likely than not that they will be realized. In evaluating our ability to recover the deferred tax assets and the need to establish a valuation allowance against the deferred tax assets, management considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies. In projecting future taxable income, management develops assumptions including the amount of future state and federal pretax operating income, the reversal of temporary differences, and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates being used to manage the underlying business. Bancorp files consolidated federal and combined state income tax returns.

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

Earnings per share (“EPS”) - are based upon the weighted average number of common shares outstanding during each year. The following table shows: 1) weighted average basic shares, 2) potentially dilutive weighted average common shares related to stock options and unvested restricted stock awards, and 3) weighted average diluted shares. Basic EPS are calculated by dividing net income by the weighted average number of common shares outstanding during each annual period, excluding unvested restricted stock awards. Diluted EPS are calculated using the weighted average number of potentially dilutive common shares. The number of potentially dilutive common shares included in year-to-date diluted EPS is a year-to-date weighted average of potentially dilutive common shares included in each quarterly diluted EPS computation. In computing diluted EPS, we exclude anti-dilutive shares such as options whose exercise prices exceed the current common stock price, as they would not reduce EPS under the treasury method. We have two forms of outstanding common stock: common stock and unvested restricted stock awards. Holders of unvested restricted stock awards receive non-forfeitable dividends at the same rate as common shareholders and they both share equally in undistributed earnings. Under the two-class method, the difference in EPS is nominal for these participating securities.

(in thousands, except per share data)[1]	2020	2019	2018
Weighted average basic common shares outstanding	13,525	13,620	13,864
Potentially dilutive common shares related to:
Stock options	69	148	136
Unvested restricted stock awards	23	26	29
Weighted average diluted common shares outstanding	13,617	13,794	14,029
Net income	$30,242	$34,241	$32,622
Basic EPS	$2.24	$2.51	$2.35
Diluted EPS	$2.22	$2.48	$2.33
Weighted average anti-dilutive common shares not included in the calculation of diluted EPS	148	35	44
1 Share and per share data have been adjusted to reflect the two-for-one stock split effective November 27, 2018.

Share-Based Compensation - All share-based payments, including stock options and restricted stock, are recognized as stock-based compensation expense in the consolidated statements of comprehensive income based on the grant-date fair value of the award with a corresponding increase in common stock. The grant-date fair value of the award is amortized on a straight-line basis over the requisite service period, which is generally the vesting period. The stock-based compensation expense excludes stock grants to directors as compensation for their services, which are recognized as director expenses separately based on the grant-date value of the stock. We account for forfeitures as they occur. See Note 8, Stockholders' Equity and Stock Option Plans, for further discussion.

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

Derivative Financial Instruments and Hedging Activities - Fair Value Hedges - All of our interest rate swap contracts are designated and qualified as fair value hedges. The terms of our interest rate swap contracts are closely aligned to the terms of the designated fixed-rate loans. The hedging relationships are tested for effectiveness on a quarterly basis using a qualitative approach. The qualitative analysis includes verification that there are no changes to the derivative's or hedged item's key terms and conditions and no adverse developments regarding risk of counterparty default, and validation that we continue to have fair value hedge designation. The interest rate swaps are carried on the consolidated statements of condition at their fair value in other assets (when the fair value is positive) or in other liabilities (when the fair value is negative). The changes in the fair value of the interest rate swaps are recorded in interest income. The unrealized gains or losses due to changes in fair value of the hedged fixed-rate loans due to changes in benchmark interest rates are recorded as an adjustment to the hedged loans and offset in interest income. For derivative instruments executed with the same counterparty under a master netting arrangement, we do not offset fair value amounts of interest rate swaps in liability positions with the ones in asset positions.

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

Revenue Recognition - We utilize the following five-step model for non-financial instrument related revenue that is in scope for ASC 606, Revenue from Contracts with Customers: 1) identify the contract, 2) identify the performance obligations in the contract, 3) determine the transaction price, 4) allocate the transaction price to the performance obligations in the contract, and, 5) recognize revenue when (or as) the entity satisfies the performance obligation. Our main revenue streams in scope for ASC 606 include:

•Wealth Management & Trust ("WM&T") fees - WM&T services include, but are not limited to: customized investment advisory and management; administrative services such as bill pay and tax reporting; trust administration, estate settlement, custody and fiduciary services.  Performance obligations for investment advisory and management services are generally satisfied over time.  Revenue is recognized monthly according to a tiered fee schedule based on the client's month-end market value of assets under our management.  WM&T does not earn revenue based on performance or incentives.  Costs associated with WM&T revenue-generating activities, such as payments to sub-advisors, are recorded separately as part of professional service expenses when incurred.

•Deposit account service charges - Service charges on deposit accounts consist of monthly maintenance fees, business account analysis fees, business online banking fees, check order charges, and other deposit account-related fees.  Performance obligations for monthly maintenance fees and account analysis fees are satisfied, and the related revenue recognized, when we complete our performance obligation each month.  Performance obligations related to transaction-based services (such as check orders) are satisfied, and the related revenue recognized, at a point in time typically when the transaction is completed, except for business accounts subject to analysis where the transaction-based fees are part of the monthly account analysis fees.

•Debit card interchange fees - We issue debit cards to our consumer and small business customers that allow them to purchase goods and services from merchants in person, online, or via mobile devices using funds held in their demand deposit accounts held with us.  Debit cards issued to our customers are part of global electronic payment networks (such as Visa) who pass a portion of the merchant interchange fees to debit card-issuing member banks like us when our customers make purchases through their networks.

Performance obligations for debit card services are satisfied and revenue is recognized daily as the payment networks process transactions.  Because we act in an agent capacity, we recognize network costs on a net basis with interchange fees in non-interest income.

Advertising Costs - are expensed as incurred. For the years ended December 31, 2020, 2019, and 2018, advertising costs totaled $769 thousand, $775 thousand, and $666 thousand, respectively.

Comprehensive Income (Loss) - includes net income, changes in the unrealized gains or losses on available-for-sale investment securities, and amortization of net unrealized gains or losses on securities transferred from available-for-sale to held-to-maturity, net of related taxes, reported on the consolidated statements of comprehensive income and as components of stockholders' equity.

Fair Value Measurements - We use fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. We base our fair values on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (i.e., exit price notion) reflecting factors such as a liquidity premium. Securities available-for-sale and derivatives are recorded at fair value on a recurring basis. Our equity investments that do not have readily determinable fair values are recorded at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. FHLB stock and Visa Inc. Class B common stock are carried at cost as of December 31, 2020 and 2019, as there was no impairment or changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. Additionally, from time to time, we may be required to record certain assets and liabilities at fair value on a non-recurring basis, such as purchased loans and acquired deposits recorded at acquisition date, certain impaired loans, other real estate owned and securities held-to-maturity that are other-than-temporarily impaired. These non-recurring fair value adjustments typically involve write-downs of individual assets due to application of lower-of-cost or market accounting.

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

Other Recently Adopted Accounting Standards

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (ASC Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. The amendments in this ASU remove, modify, and add disclosure requirements for the fair value reporting of assets and liabilities. The modifications and additions relate to Level 3 fair value measurements at the end of the reporting period. ASU 2018-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Entities should disclose and describe the range and weighted-average of significant unobservable inputs used to develop Level 3 fair value measurements. We adopted this ASU prospectively effective January 1, 2020. As the ASU’s requirements only relate to disclosures, the amendments did not impact our financial condition or results of operations. Refer to Note 9, Fair Value of Assets and Liabilities, for additional disclosures.
In August 2018, the FASB issued ASU No. 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (ASC Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract. This standard aligns the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software regardless of whether they convey a license to the hosted software. The accounting for the service element of a hosting arrangement that is a service contract is not affected by this ASU. The amendments are effective for public business entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. An entity has the option to apply amendments in the ASU either retrospectively or prospectively to all implementation costs incurred after the date of adoption. We adopted this ASU prospectively on January 1, 2020, which did not impact our financial condition and results of operations.

Accounting Standards Not Yet Effective

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (ASC Topic 740): Simplifying the Accounting for Income Taxes. This ASU is intended to reduce the cost and complexity related to accounting for income taxes by removing certain exceptions to the guidance in ASC 740 related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and simplifying aspects of the accounting for franchise taxes and enacted changes in tax laws or rates. This ASU is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. Early adoption is permitted. As this ASU is narrow in scope and applicability to us will likely be minimal, we do not expect that the ASU will have a material impact on our financial condition or results of operations.

In January 2020, the FASB issued ASU No. 2020-01, Investments - Equity Securities (ASC Topic 321), Investments - Equity Method and Joint Ventures (ASC Topic 323), and Derivatives and Hedging (ASC Topic 815) - Clarifying the Interactions between ASC 321, ASC 323, and ASC 815. Among other things, this ASU clarifies that a company should consider observable transactions that require a company to either apply or discontinue the equity method of accounting under ASC 323, for the purposes of applying the measurement alternative in accordance with ASC 321. This ASU is effective for fiscal years beginning after December 15, 2020. Early adoption is permitted. ASU No. 2020-01 should be applied prospectively at the beginning of the interim period that includes adoption. We do not expect that the ASU will have a material impact on our financial condition or results of operations.
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848). The amendments in this ASU are elective and provide optional guidance for a limited period of time to ease the potential burden of accounting for, or recognizing the effects of reference rate reform. The amendments in this ASU provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The amendments in this ASU may be elected as of March 12, 2020 through December 31, 2022. An entity may choose to elect the amendments in this update at an interim period subsequent to March 12, 2020 with adoption methods varying based on transaction type. We have not elected to apply amendments at this time, however, will assess the applicability of this ASU to us as we continue to monitor guidance for reference rate reform from FASB and its impact on our financial condition and results of operations.

In October 2020, the FASB issued ASU No. 2020-08, Codification Improvements to Subtopic 310-20, Receivables—Nonrefundable Fees and Other Costs. This ASU was issued as part of the Board's ongoing project to improve codification or correct unintended application. This ASU adds clarification to ASU 2017-08, which the Bank early-adopted in 2017, and delineates whether an entity with callable debt securities that have multiple call dates should amortize the amount above that which is repayable, to the next call date. This ASU is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years, on a prospective basis. Early adoption is not permitted. As this ASU is narrow in scope and for clarification purposes, we do not expect this ASU will have a material impact on our financial condition and results of operations.

In January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848). The main amendments in this ASU are intended to clarify certain optional expedients and scope of derivative instruments. The amendments are elective and effective immediately upon issuance of this ASU. Amendments may be elected through December 31, 2022. We have not elected to apply amendments at this time, however, will assess the applicability of this ASU (and ASU 2020-04) to us as we continue to monitor guidance for reference rate reform from FASB and its impact on our financial condition and results of operations.

Note 2:  Investment Securities

Our investment securities portfolio consists of obligations of state and political subdivisions, U.S. federal government agencies such as Government National Mortgage Association ("GNMA") and Small Business Administration ("SBA"), U.S. government-sponsored enterprises ("GSEs") such as Federal National Mortgage Association ("FNMA"), Federal Home Loan Mortgage Corporation ("FHLMC), Federal Farm Credit Banks Funding Corporation and FHLB. We also invest in residential and commercial mortgage-backed securities ("MBS"/"CMBS") and collateralized mortgage obligations ("CMOs") issued or guaranteed by the GSEs, as reflected in the following table.

A summary of the amortized cost, fair value and allowance for credit losses related to securities held-to-maturity as of December 31, 2020 and December 31, 2019 is presented below.

Held-to-maturity:	Amortized Cost [1]	Allowance for Credit Losses	Net Carrying Amount	Gross Unrealized		Fair Value
(in thousands)				Gains	(Losses)
December 31, 2020
Securities of U.S. government-sponsored enterprises:
MBS pass-through securities issued by FHLMC and FNMA	$65,579	$—	$65,579	$3,924	$—	$69,503
CMOs issued by FHLMC	27,201	—	27,201	1,441	—	28,642
CMOs issued by FNMA	8,042	—	8,042	363	—	8,405
SBA-backed securities	6,547	—	6,547	400	—	6,947
Obligations of state and political subdivisions	1,667	—	1,667	21		1,688
Total held-to-maturity	$109,036	$—	$109,036	$6,149	$—	$115,185
December 31, 2019
Securities of U.S. government-sponsored enterprises:
MBS pass-through securities issued by FHLMC and FNMA	80,451	—	80,451	1,018	(144)	81,325
CMOs issued by FHLMC	31,477	—	31,477	685	(5)	32,157
CMOs issued by FNMA	10,210	—	10,210	282	—	10,492
CMOs issued by GNMA	3,763	—	3,763	53	—	3,816
SBA-backed securities	7,999	—	7,999	265	—	8,264
Obligations of state and political subdivisions	3,513	—	3,513	75	—	3,588
Total held-to-maturity	$137,413	$—	$137,413	$2,378	$(149)	$139,642
[1] Amortized cost and fair values exclude accrued interest receivable of $366 thousand and $469 thousand at December 31, 2020 and 2019, respectively, which is included in interest receivable and other assets in the consolidated statements of condition.

Management measures expected credit losses on held-to-maturity securities on a collective basis by major security type with each type sharing similar risk characteristics, and considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. With regard to MBSs and CMOs issued or guaranteed by the GSEs, and SBA-backed securities, we expect to receive all the contractual principal and interest on these securities as such securities are backed by the full faith and credit of and/or guaranteed by the U.S. government. Accordingly, no allowance for credit losses has been recorded for these securities. With regard to securities issued by states and political subdivisions, management considers (i) issuer and/or guarantor credit ratings, (ii) historical probability of default and loss given default rates for given bond ratings and remaining maturity,(iii) whether issuers continue to make timely principal and interest payments under the contractual terms of the securities, (iv) internal credit review of the financial information, and (v) whether or not such securities have credit enhancements such as guarantees, contain a defeasance clause, or are pre-refunded by the issuers. Based on the comprehensive analysis, no credit losses are expected.

The following table summarizes Moody's and/or Standard & Poor's bond ratings for our portfolio of held-to-maturity securities issued by states and political subdivisions as of December 31, 2020.

(in thousands)	Obligations of state and political subdivisions
AA	$1,461
A	206
Total	$1,667

A summary of the amortized cost, fair value and allowance for credit losses related to securities available-for-sale as of December 31, 2020 and December 31, 2019 is presented below.

Available-for-sale:	Amortized Cost [1]	Gross Unrealized		Allowance for Credit Losses	Fair Value
(in thousands)		Gains	(Losses)
December 31, 2020
Securities of U.S. government-sponsored enterprises:
MBS pass-through securities issued by FHLMC and FNMA	$50,686	$2,530	$—	$—	$53,216
CMOs issued by FHLMC	143,267	7,925	(1)	—	151,191
CMOs issued by FNMA	16,450	580	—	—	17,030
CMOs issued by GNMA	6,863	351	—	—	7,214
SBA-backed securities	30,941	1,976	(55)	—	32,862
Debentures of government- sponsored agencies	19,944	266	(24)	—	20,186
Obligations of state and political subdivisions	104,887	5,765	—	—	110,652
Total available-for-sale	$373,038	$19,393	$(80)	$—	$392,351
December 31, 2019
Securities of U.S. government-sponsored enterprises:
MBS pass-through securities issued by FHLMC and FNMA	$98,502	$1,617	$(48)	$—	$100,071
CMOs issued by FHLMC	139,398	3,892	(64)	—	143,226
CMOs issued by FNMA	22,702	390	—	—	23,092
CMOs issued by GNMA	11,719	42	(6)	—	11,755
SBA-backed securities	35,674	688	(76)	—	36,286
Debentures of government- sponsored agencies	48,389	727	(70)	—	49,046
Obligations of state and political subdivisions	66,042	1,386	(146)	—	67,282
Corporate bonds	1,497	6	(1)	—	1,502
Total available-for-sale	$423,923	$8,748	$(411)	$—	$432,260
[1] Amortized cost and fair value exclude accrued interest receivable of $1.9 million and $1.8 million at December 31, 2020 and 2019, respectively, which is included in interest receivable and other assets in the consolidated statements of condition.

The amortized cost and fair value of investment debt securities by contractual maturity at December 31, 2020 and 2019 are shown below. Expected maturities may differ from contractual maturities if the issuers of the securities have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2020				December 31, 2019
	Held-to-Maturity		Available-for-Sale		Held-to-Maturity		Available-for-Sale
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$246	$250	$11,530	$11,687	$1,807	$1,811	$6,699	$6,706
After one but within five years	7,550	7,961	59,028	62,397	2,256	2,296	48,706	49,619
After five years through ten years	52,113	55,872	144,908	154,089	56,221	57,544	208,806	214,277
After ten years	49,127	51,102	157,572	164,178	77,129	77,991	159,712	161,658
Total	$109,036	$115,185	$373,038	$392,351	$137,413	$139,642	$423,923	$432,260

As part of our ongoing review of our investment securities portfolio, we reassessed the classification of certain securities issued by government sponsored agencies. During 2018, we transferred $27.4 million, from available-for-sale to held-to-maturity at fair value. We intend and have the ability to hold these securities to maturity. The net unrealized pre-tax loss of $278 thousand, remained in accumulated other comprehensive income and is amortized over the remaining life of the securities along with amortization of any prior transfers. Amortization of the net unrealized pre-tax loss totaled $524 thousand, $445 thousand and $516 thousand in 2020, 2019 and 2018, respectively. There were no securities transferred from available-for-sale to held-to-maturity at fair value in 2020 or 2019.

Sales of investment securities and gross gains and losses are shown in the following table.

(in thousands)	2020	2019	2018
Available-for-sale:
Sales proceeds	$33,756	$66,081	$16,972
Gross realized gains	$916	$214	$27
Gross realized losses	$(1)	$(159)	$(106)

Pledged investment securities are shown in the following table.

(in thousands)	December 31, 2020	December 31, 2019
Pledged to the State of California:
Secure public deposits in compliance with the Local Agency Security Program	$131,051	$126,598
Collateral for trust deposits	751	742
Total investment securities pledged to the State of California	$131,802	$127,340
Collateral for Wealth Management and Trust Services ("WMTS") checking account	$629	$622
Total pledged investment securities	$132,431	$127,962

There were 10 and 40 securities in unrealized loss positions at December 31, 2020 and 2019, respectively. Those securities are summarized and classified according to the duration of the loss period in the tables below.

December 31, 2020	< 12 continuous months		≥ 12 continuous months		Total securities in a loss position
(in thousands)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
Available-for-sale:
SBA-backed securities	$—	$—	$1,790	$(55)	$1,790	$(55)
CMOs issued by FHLMC	5,975	(1)	—	—	5,975	(1)
Debentures of government-sponsored agencies	3,943	(24)	—	—	3,943	(24)
Total	$9,918	$(25)	$1,790	$(55)	$11,708	$(80)

December 31, 2019	< 12 continuous months		> 12 continuous months		Total securities in a loss position
(in thousands)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
Held-to-maturity:
MBS pass-through securities issued by FHLMC and FNMA	$14,203	$(60)	$6,073	$(84)	$20,276	$(144)
CMOs issued by FHLMC	—	—	1,725	(5)	1,725	(5)
Total held-to-maturity	14,203	(60)	7,798	(89)	22,001	(149)
Available-for-sale:
MBS pass-through securities issued by FHLMC and FNMA	4,367	(34)	4,464	(14)	8,831	(48)
SBA-backed securities	9,227	(14)	2,448	(62)	11,675	(76)
CMOs issued by FHLMC	14,918	(58)	2,981	(6)	17,899	(64)
CMOs issued by GNMA	7,139	(6)	—	—	7,139	(6)
Debentures of government- sponsored agencies	25,228	(70)	—	—	25,228	(70)
Obligations of state and political subdivisions	20,579	(145)	659	(1)	21,238	(146)
Corporate bonds	500	(1)	—	—	500	(1)
Total available-for-sale	81,958	(328)	10,552	(83)	92,510	(411)
Total	$96,161	$(388)	$18,350	$(172)	$114,511	$(560)

As of December 31, 2020, the investment portfolio included 5 investment securities that had been in a continuous loss position for twelve months or more and 5 investment securities had been in a loss position for less than twelve months.

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

Our investment in obligations of state and political subdivisions bonds are deemed credit worthy after our comprehensive analysis of the issuers' latest financial information, credit ratings by major credit agencies, and/or credit enhancements.

At December 31, 2020, management determined that it did not intend to sell investment securities with unrealized losses, and it is not more than likely than not that we will have to sell any of the securities with unrealized losses before recovery of their amortized cost. Therefore, no allowance for credit losses has been recognized on available for sale securities in an unrealized loss position as management does not believe any of the securities are impaired due to reasons of credit quality at December 31, 2020.

Non-Marketable Securities

FHLB Capital Stock

As a member of the FHLB, we are required to maintain a minimum investment in FHLB capital stock determined by the Board of Directors of the FHLB. The minimum investment requirements can increase in the event we increase our total asset size or borrowings with the FHLB. Shares cannot be purchased or sold except between the FHLB and its members at the $100 per share par value. We held $11.9 million and $11.7 million of FHLB stock included in other assets on the consolidated statements of condition at December 31, 2020 and 2019, respectively. The carrying amounts of these investments are reasonable estimates of fair value because the securities are restricted to member banks and they do not have a readily determinable market value. Based on our analysis of FHLB’s financial condition and certain qualitative factors, we determined that the FHLB stock was not impaired at December 31, 2020 and 2019.  On February 18, 2021, FHLB announced a cash dividend for the fourth quarter of 2020 at an annualized dividend rate of 5.00% to be distributed in mid-March 2021. Cash dividends paid on FHLB capital stock are recorded as non-interest income.

Visa Inc. Class B Common Stock

As a member bank of Visa U.S.A., we held 10,439 shares of Visa Inc. Class B common stock at both December 31, 2020 and 2019. These shares have a carrying value of zero and are restricted from resale to non-member banks of Visa U.S.A. until their conversion into Class A (voting) shares upon the termination of Visa Inc.'s Covered Litigation escrow account. Because of the restriction and the uncertainty on the conversion rate to Class A shares, these shares lack a readily determinable fair value. When converting this Class B common stock to Class A common stock based on the conversion rate of 1.6228, as of December 31, 2020 and 2019, and the closing stock price of Class A shares at those respective dates, the converted value of our shares of Class B common stock would have been $3.7 million and $3.2 million at December 31, 2020 and 2019, respectively. The conversion rate is subject to further adjustment upon the final settlement of the covered litigation against Visa Inc. and its member banks. As such, the fair value of these Class B shares can differ significantly from their converted values. In October 2018, we sold 6,500 shares of our holdings of Visa Inc. Class B common stock to a member bank of Visa U.S.A., resulting in a pre-tax gain, net of sales commission, of $956 thousand. For further information, refer to Note 12, Commitments and Contingencies.

Low Income Housing Tax Credits

We invest in low income housing tax credit funds as a limited partner, which totaled $3.5 million and $4.1 million recorded in other assets as of December 31, 2020 and 2019, respectively. In 2020, we recognized $654 thousand of low income housing tax credits and other tax benefits, net of $550 thousand of amortization expense of low income housing tax credit investment, as a component of income tax expense. As of December 31, 2020, our unfunded commitments for these low income housing tax credit funds totaled $821 thousand. We did not recognize any impairment losses on these low income housing tax credit investments during 2020 or 2019, as the value of the future tax benefits exceeds the carrying value of the investments.

Note 3:  Loans and Allowance for Credit Losses

We adopted the new current expected credit loss accounting guidance, CECL, and all related amendments as of December 31, 2020. Certain prior period credit quality disclosures related to impaired loans and individually and collectively evaluated loans were superseded with the current guidance and have not been included below. Refer to Note 3, Loans and Allowance for Loan Losses, under Part II, Item 8 of our 2019 Form 10-K for additional prior period information. Also refer to Note 1, Summary of Significant Accounting Policies, for additional information regarding the adoption of CECL.

The following table presents the amortized cost of loans by class as of December 31, 2020 and 2019.

	December 31,
(in thousands)	2020	2019
Commercial and industrial	$498,408	$246,687
Real estate:
Commercial owner-occupied	304,963	308,824
Commercial investor-owned	961,208	946,317
Construction	73,046	61,095
Home equity	104,813	116,024
Other residential	123,395	136,657
Installment and other consumer loans	22,723	27,682
Total loans, at amortized cost [1]	2,088,556	1,843,286
Allowance for credit losses on loans	(22,874)	(16,677)
Total loans, net	$2,065,682	$1,826,609
1 Amortized cost includes net deferred loan origination (fees) costs of $(4.9) million and $983 thousand at December 31, 2020 and 2019, respectively. Amounts are also net of unrecognized purchase discounts of $815 thousand and $958 thousand at December 31, 2020 and 2019, respectively. Amortized cost excludes accrued interest, which totaled $8.8 million and $7.7 million at December 31, 2020 and 2019, respectively, and is included in interest receivable and other assets in the consolidated statements of condition.

Lending Risks

Concentrations of Credit - Virtually all of our loans are from customers located in California, primarily in Marin, Alameda, Sonoma, San Francisco, Napa, and Contra Costa counties. Approximately 77% and 88%, of total loans were secured by real estate at December 31, 2020 and 2019, respectively. The decrease in the percentage secured by real estate from 2019 to 2020 was due to $291.6 million in unsecured loans guaranteed by the SBA under the PPP, which are included in commercial and industrial loans at December 31, 2020. At December 31, 2020 and 2019, 61% and 68%, respectively, of our loans were for commercial real estate, 85% and 84% of which were secured by real estate located in Marin, Sonoma, Alameda, San Francisco and Napa counties (California).

Commercial and Industrial Loans - Commercial loans are generally made to established small and mid-sized businesses to provide financing for their growth and working capital needs, equipment purchases and acquisitions.  Management examines historical, current, and projected cash flows to determine the ability of the borrower to repay obligations as agreed. Commercial loans are made based primarily on the identified cash flows of the borrower and secondarily on the underlying collateral and guarantor support. The cash flows of borrowers, however, may not occur as expected, and the collateral securing these loans may fluctuate in value. Most commercial and industrial loans are secured by the assets being financed, such as accounts receivable and inventory, and typically include personal guarantees. We target stable businesses with guarantors who provide additional sources of repayment and have proven to be resilient in periods of economic stress.  A weakened economy, and resultant decreased consumer and/or business spending, will have an effect on the credit quality of commercial loans.

Pursuant to the CARES Act, the Bank funded over 1,800 loans to eligible small businesses and non-profit organizations who participated in the PPP administered by the SBA. PPP loans have terms of two to five years and earn interest at 1%. In addition, the SBA paid the Bank a fee of 1%-5% depending on the loan amount, which was netted with loan origination costs and amortized into interest income using the effective yield method over the contractual life of each loan. The recognition of fees and costs is accelerated when the loan is forgiven by the SBA and/or paid off prior to maturity. PPP loans are fully guaranteed by the SBA and are expected to be forgiven by the SBA if they meet the requirements of the program. At December 31, 2020, PPP loans totaling $291.6 million, net of $5.4 million in unearned fees, were included in commercial and industrial loan balances. The Bank ended its origination of new PPP loans under the provisions of the CARES Act on June 30, 2020. On June 5, 2020, the PPP Flexibility Act was signed into law that modified, among other things, rules governing the PPP payment deferral period. In October 2020, due to the continued delay in the PPP forgiveness process, the Bank modified the first payment due dates for PPP loans that originated prior to June 5, 2020 and extended the payment deferral period from six to sixteen months. The extended payment deferral period also extended the time over which the accretion of PPP net loan origination fees are recognized. In addition, on January 19, 2021, the Bank launched the application process and began accepting loan requests for the second round of PPP loans as revised by the Economic Aid Act.

Commercial Real Estate Loans - Commercial real estate loans, which include income producing investment properties and owner-occupied real estate used for business purposes, are subject to underwriting standards and processes similar to commercial loans discussed above. We underwrite these loans to be repaid from cash flow and to be supported by real property collateral. Underwriting standards for commercial real estate loans include, but are not limited to, debt coverage and loan-to-value ratios. Furthermore, a large majority of our loans are guaranteed by the owners of the properties. Conditions in the real estate markets or downturn in the general economy may adversely affect our commercial real estate loans. In the event of a vacancy, we expect guarantors to carry the loans until they find a replacement tenant.  The owner's substantial equity investment provides a strong economic incentive to continue to support the commercial real estate projects. As such, we have generally experienced a relatively low level of loss and delinquencies in this portfolio.

Construction Loans - Construction loans are generally made to developers and builders to finance construction, renovation and occasionally land acquisitions in anticipation of near-term development. Construction loans include interest reserves that are used for the payment of interest during the development and marketing periods and are capitalized as part of the loan balance. When a construction loan is placed on nonaccrual status before the depletion of the interest reserve, we apply the interest funded by the interest reserve against the loan's principal balance. These loans are underwritten after evaluation of the borrower's financial strength, reputation, prior track record, and independent appraisals. We monitor all construction projects to determine whether they are on schedule, completed as planned and in accordance with the approved construction budgets. Significant events can affect the construction industry, including: the inherent volatility of real estate markets and vulnerability to delays due to weather, change orders, inability to obtain construction permits, labor or material shortages, and price changes. Estimates of construction costs and value associated with the completed project may be inaccurate. Repayment of construction loans is largely dependent on the ultimate success of the project.

Consumer Loans - Consumer loans primarily consist of home equity lines of credit, other residential loans and floating homes along with a small number of installment loans. Our other residential loans include tenancy-in-common fractional interest loans ("TIC") located almost entirely in San Francisco County. We originate consumer loans utilizing credit score information, debt-to-income ratio and loan-to-value ratio analysis. Diversification among consumer loan types, coupled with relatively small loan amounts that are spread across many individual borrowers, mitigates risk. We do not originate sub-prime residential mortgage loans, nor is it our practice to underwrite loans commonly referred to as "Alt-A mortgages," the characteristics of which are reduced documentation, borrowers with low FICO scores or collateral with high loan-to-value ratios.

Credit Quality Indicators

We use a risk rating system to evaluate asset quality, and to identify and monitor credit risk in individual loans, and in the loan portfolio. Our definitions of “Special Mention” risk graded loans, or worse, are consistent with those used by the Federal Deposit Insurance Corporation ("FDIC").  Our internally assigned grades are as follows:

Pass and Watch - Loans to borrowers of acceptable or better credit quality. Borrowers in this category demonstrate fundamentally sound financial positions, repayment capacity, credit history and management expertise.  Loans in this category must have an identifiable and stable source of repayment and meet the Bank’s policy regarding debt-service-coverage ratios.  These borrowers are capable of sustaining normal economic, market or operational setbacks without significant financial consequences.  Negative external industry factors are generally not present.  The loan may be secured, unsecured or supported by non-real estate collateral for which the value is more difficult to determine and/or marketability is more uncertain. This category also includes “Watch” loans, where the primary source of repayment has been delayed. “Watch” is intended to be a transitional grade, with either an upgrade or downgrade within a reasonable period.

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

The following table presents the loan portfolio by loan class, origination year and internal risk rating as of December 31, 2020. Generally, existing term loans that were re-underwritten are reflected in the table in the year of renewal. Lines of credit that have a conversion feature at the time of origination, such as construction to perm loans, are presented by year of origination.

	Term Loans - Amortized Cost by Origination Year						Revolving Loans Amortized Cost
(in thousands)	2020	2019	2018	2017	2016	Prior		Total
Commercial and industrial:
Pass	$308,237	$22,589	$12,596	$4,508	$5,915	$34,282	$85,889	$474,016
Special Mention	—	2,034	1,318	141	11	49	19,092	22,645
Substandard	1,747	—	—	—	—	—	—	1,747
Total commercial and industrial	$309,984	$24,623	$13,914	$4,649	$5,926	$34,331	$104,981	$498,408
Commercial real estate, owner-occupied:
Pass	$31,029	$27,581	$32,603	$43,843	$12,768	$101,014	$—	$248,838
Special Mention	—	—	11,764	17,062	7,343	6,601	—	42,770
Substandard	7,147	—	—	—	6,208	—	—	13,355
Total commercial real estate, owner-occupied	$38,176	$27,581	$44,367	$60,905	$26,319	$107,615	$—	$304,963
Commercial real estate, investor-owned:
Pass	$162,300	$144,751	$173,955	$100,842	$94,862	$253,611	$117	$930,438
Special Mention	—	10,695	—	1,819	—	8,124	—	20,638
Substandard	—	2,716	4,435	—	1,553	1,428	—	10,132
Total commercial real estate, investor-owned	$162,300	$158,162	$178,390	$102,661	$96,415	$263,163	$117	$961,208
Construction:
Pass	$31,654	$30,150	$11,242	$—	$—	$—	$—	$73,046
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total construction	$31,654	$30,150	$11,242	$—	$—	$—	$—	$73,046
Home equity:
Pass	$—	$—	$—	$—	$128	$694	$102,614	$103,436
Special Mention	—	—	—	—	—	—	799	799
Substandard	—	—	—	—	—	391	187	578
Total home equity	$—	$—	$—	$—	$128	$1,085	$103,600	$104,813
Other residential:
Pass	$34,447	$31,079	$23,673	$10,574	$6,035	$17,587	$—	$123,395
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total other residential	$34,447	$31,079	$23,673	$10,574	$6,035	$17,587	$—	$123,395
Installment and other consumer:
Pass	$2,361	$4,382	$3,483	$1,543	$3,423	$4,921	$2,593	$22,706
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	17	—	—	—	17
Total installment and other consumer	$2,361	$4,382	$3,483	$1,560	$3,423	$4,921	$2,593	$22,723
Total loans:
Pass	$570,028	$260,532	$257,552	$161,310	$123,131	$412,109	$191,213	$1,975,875
Total Special Mention	$—	$12,729	$13,082	$19,022	$7,354	$14,774	$19,891	$86,852
Total Substandard	$8,894	$2,716	$4,435	$17	$7,761	$1,819	$187	$25,829
Totals	$578,922	$275,977	$275,069	$180,349	$138,246	$428,702	$211,291	$2,088,556

The following table summarizes the amortized cost of loans by internally assigned risk grades and loan class at December 31, 2019.

(in thousands)	Commercial and industrial	Commercial real estate, owner-occupied	Commercial real estate, investor-owned	Construction	Home equity	Other residential	Installment and other consumer	Total
December 31, 2019
Pass	$209,213	$264,766	$945,757	$61,095	$114,935	$136,657	$27,538	$1,759,961
Special Mention	37,065	35,016	560	—	750	—	—	73,391
Substandard	409	9,042	—	—	339	—	144	9,934
Total loans	$246,687	$308,824	$946,317	$61,095	$116,024	$136,657	$27,682	$1,843,286

The following table shows the amortized cost of loans by class, payment aging and non-accrual status as of December 31, 2020 and 2019.

Loan Aging Analysis by Class
(in thousands)	Commercial and industrial	Commercial real estate, owner-occupied	Commercial real estate, investor-owned	Construction	Home equity	Other residential	Installment and other consumer	Total
December 31, 2020
30-59 days past due	$—	$—	$1,673	$—	$274	$—	$136	$2,083
60-89 days past due	—	—	—	—	—	—	622	622
90 days or more past due	—	—	—	—	—	—	—	—
Total past due	—	—	1,673	—	274	—	758	2,705
Current	498,408	304,963	959,535	73,046	104,539	123,395	21,965	2,085,851
Total loans [1]	$498,408	$304,963	$961,208	$73,046	$104,813	$123,395	$22,723	$2,088,556
Non-accrual loans [2]	$—	$7,147	$1,610	$—	$459	$—	$17	$9,233
Non-accrual loans with no allowance	$—	$7,147	$1,610	$—	$459	$—	$17	$9,233
December 31, 2019
30-59 days past due	$1	$—	$1,001	$—	$279	$—	$7	$1,288
60-89 days past due	—	—	—	—	98	—	95	193
90 days or more past due	—	—	—	—	167	—	—	167
Total past due	1	—	1,001	—	544	—	102	1,648
Current	246,686	308,824	945,316	61,095	115,480	136,657	27,580	1,841,638
Total loans [1]	$246,687	$308,824	$946,317	$61,095	$116,024	$136,657	$27,682	$1,843,286
Non-accrual loans [2]	$—	$—	$—	$—	$168	$—	$58	$226
Non-accrual loans with no allowance	$—	$—	$—	$—	$168	$—	$58	$226
1 There were no loans past due more than ninety days accruing interest at December 31, 2020 or 2019.
2 None of the non-accrual loans as of December 31, 2020 or 2019 were earning interest on a cash basis. We recognized no interest income on non-accrual loans for the years ended December 31, 2020, 2019 or 2018. Accrued interest of $36 thousand was reversed from interest income for loans that were placed on non-accrual status during the year ended December 31, 2020.

Collateral Dependent Loans

The following table presents the amortized cost basis of individually analyzed collateral-dependent non-accrual loans by class at December 31, 2020.

	Amortized Cost by Collateral Type
(in thousands)	Commercial Real Estate	Residential Real Estate	Other	Total	Allowance for Credit Losses
Commercial real estate, owner-occupied	$7,147	$—	$—	$7,147	$—
Commercial real estate, investor-owned	1,610	—	—	1,610	—
Home equity	—	459	—	459	—
Installment and other consumer	—	—	17	17	—
Total	$8,757	$459	$17	$9,233	$—

No collateral-dependent loans were in process of foreclosure at December 31, 2020. In addition, the weighted average loan-to-value of collateral dependent loans was approximately 56%.

Troubled Debt Restructuring

The following table summarizes the amortized cost of TDR loans by loan class as of December 31, 2020 and 2019.

	December 31,
(in thousands)	2020	2019
Commercial and industrial	$1,021	$1,223
Commercial real estate, owner-occupied	7,147	6,998
Commercial real estate, investor-owned	3,305	1,770
Home equity	281	251
Other residential	—	452
Installment and other consumer	752	639
Total [1]	$12,506	$11,333
1 TDR loans on non-accrual status totaled $7.4 million at December 31, 2020 and $58 thousand at December 31, 2019. Unfunded commitments for TDR loans totaled $704 thousand as of December 31, 2020.

There were no loans removed from TDR designation during 2020. After meeting all of the conditions specified in Note 1, there was one commercial loan with an amortized cost of $3 thousand removed from TDR designation during 2019, and one TIC loan and one home equity loan with amortized costs totaling $247 thousand removed from TDR designation during 2018.

In accordance with section 4013 of the CARES Act, subsequently amended by section 541 of the Economic Aid Act, we elected to apply the temporary accounting relief provisions for loan modifications that met certain criteria, which would otherwise be designated as a TDR under existing GAAP. Since the onset of the pandemic, the Bank granted payment relief for 269 loans that included full payment deferral or interest-only payments on loan balances exceeding $402.9 million. Of these loans, 222 or $324.2 million have resumed normal payments and 18 loans or $7.7 million paid off. As of December 31, 2020, 21 borrowing relationships with 29 loans totaling $71.0 million had requested additional payment relief. We accrue and recognize interest income on loans under payment relief based on the original contractual interest rates. When payments resume at the end of the relief period, the payments will generally be applied to accrued interest due until accrued interest is fully paid.

The following table presents information for loans modified in a TDR during the presented periods, including the number of modified contracts, the amortized cost of the loans prior to modification, and the amortized cost of the loans at period end after being restructured. The table excludes fully charged-off TDR loans and loans modified in a TDR and subsequently paid-off during the years presented, if applicable.

(dollars in thousands)	Number of Contracts Modified	Pre-Modification Amortized Cost	Post-Modification Amortized Cost	Post-Modification Amortized Cost at Period End
TDRs modified during 2020:
Commercial and industrial	1	$170	$162	$96
Commercial real estate, investor-owned	1	1,553	1,553	1,553
Home equity	1	276	276	271
Installment and other consumer	2	204	204	201
Total	5	$2,203	$2,195	$2,121
TDRs modified during 2019:
Commercial and industrial	1	$298	$298	$150
TDRs modified during 2018:
Commercial and industrial	2	$254	$245	$172

The loans modified during 2020 reflected debt consolidation, interest rate concessions, and/or other loan term and payment modifications that did not meet the criteria specified by the CARES Act for temporary relief from TDR accounting. The loan modified during 2019 reflected a maturity extension and interest rate concession. The loans modified during 2018 were to the same borrower and included maturity extensions and other changes to loan terms. One consumer loan for $7 thousand, which was designated as a TDR during 2020, was subsequently charged-off in the fourth quarter. During 2020, 2019 and 2018, there were no other defaults on loans that had been modified in a TDR within the prior twelve-month period. We report defaulted TDRs based on a payment default definition of more than ninety days past due.

The following tables disclose activity in the allowance for credit losses.

Allowance for Credit Losses Rollforward
(in thousands)	Commercial and industrial	Commercial real estate, owner-occupied	Commercial real estate, investor-owned	Construction	Home equity	Other residential	Installment and other consumer	Unallocated	Total
Year ended December 31, 2020
Beginning balance	$2,334	$2,462	$8,483	$638	$850	$973	$284	$653	$16,677
Provision - incurred loss method	208	673	3,141	219	188	287	122	612	5,450
(Charge-offs)	(30)	—	—	—	—	—	—	—	(30)
Recoveries	13	—	—	3	—	—	—	—	16
Balance at September 30, 2020	2,525	3,135	11,624	860	1,038	1,260	406	1,265	22,113
Impact of CECL adoption	(278)	138	1,755	201	(361)	(212)	(125)	486	1,604
Post adoption balance at October 1, 2020	2,247	3,273	13,379	1,061	677	1,048	281	1,751	23,717
Provision (reversal) - CECL method	269	(495)	(697)	496	61	(50)	11	(451)	(856)
(Charge-offs)	—	—	—	—	—	—	(1)	—	(1)
Recoveries	14	—	—	—	—	—	—	—	14
Ending balance	$2,530	$2,778	$12,682	$1,557	$738	$998	$291	$1,300	$22,874
Year ended December 31, 2019
Beginning balance	$2,436	$2,407	$7,703	$756	$915	$800	$310	$494	$15,821
Provision (reversal) - incurred loss method	(49)	55	768	(118)	(65)	173	(23)	159	900
(Charge-offs)	(75)	—	—	—	—	—	(3)	—	(78)
Recoveries	22	—	12	—	—	—	—	—	34
Ending balance	$2,334	$2,462	$8,483	$638	$850	$973	$284	$653	$16,677
Year ended December 31, 2018
Beginning balance	$3,654	$2,294	$6,475	$681	$1,031	$536	$378	$718	$15,767
Provision (reversal) - incurred loss method	(1,232)	113	1,228	75	(116)	264	(108)	(224)	—
(Charge-offs)	(3)	—	—	—	—	—	(2)	—	(5)
Recoveries	17	—	—	—	—	—	42	—	59
Ending balance	$2,436	$2,407	$7,703	$756	$915	$800	$310	$494	$15,821

We adopted the CECL accounting standard on December 31, 2020, which was previously postponed under the optional accounting relief provisions of the CARES Act passed in March 2020 to the earlier of the end of the national emergency or December 31, 2020. During the first nine months of 2020, we applied the incurred loss method in determining the allowance for credit losses on loans ("ACL") and recorded a $5.5 million provision for credit losses. Upon adoption of the CECL standard, we increased the ACL by $748 thousand, which represented the difference between allowances calculated under the CECL method as of December 31, 2020 and the incurred loss method as of September 30, 2020. Refer to Note 1, Summary of Significant Accounting Policies, for additional information on the adoption of CECL.

Pledged Loans

Our FHLB line of credit is secured under terms of a blanket collateral agreement by a pledge of certain qualifying loans with unpaid principal balances of $1.165 billion and $1.133 billion at December 31, 2020 and 2019, respectively. In addition, we pledge eligible TIC loans, which totaled $113.6 million and $115.7 million at December 31, 2020 and 2019, respectively, to secure our borrowing capacity with the Federal Reserve Bank ("FRB"). For additional information , see Note 7, Borrowings.

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

The following table shows changes in net loans to related parties for each of the three years ended December 31, 2020, 2019 and 2018.

(in thousands)	2020	2019	2018
Balance at beginning of year	$8,333	$10,635	$11,852
Additions	—	—	863
Repayments	(1,910)	(2,320)	(2,080)
Reclassified due to a change in borrower status	—	18	—
Balance at end of year	$6,423	$8,333	$10,635

Undisbursed commitments to related parties totaled $9.1 million and $9.2 million as of December 31, 2020 and 2019, respectively.

Note 4:  Bank Premises and Equipment

A summary of Bank premises and equipment follows:

	December 31,
(in thousands)	2020	2019
Leasehold improvements	$14,426	$15,287
Furniture and equipment	11,324	11,156
Subtotal	25,750	26,443
Accumulated depreciation and amortization	(20,831)	(20,373)
Bank premises and equipment, net	$4,919	$6,070

The amount of depreciation and amortization totaled $2.1 million, $2.2 million and $2.1 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Note 5:  Bank Owned Life Insurance

We own life insurance policies on the lives of certain current and former officers designated by the Board of Directors to fund our employee benefit programs. Death benefits provided under the specific terms of these insurance policies are estimated to be $91.3 million at December 31, 2020. The benefits to employees' beneficiaries are limited to each employee's active service period. The investment in bank owned life insurance policies are reported in interest receivable and other assets at their cash surrender value, net of surrender charges, of $43.6 million and $41.6 million at December 31, 2020 and 2019, respectively. The cash surrender value includes both the original premiums paid for the life insurance policies and the accumulated accretion of policy income since inception of the policies, net of mortality costs and other fees. Income of $973 thousand, $1.2 million and $913 thousand was recognized on these life insurance policies in 2020, 2019 and 2018, respectively. We regularly monitor the financial information and credit ratings of our insurance carriers to ensure that they are credit worthy and comply with our policy.

Note 6:  Deposits

A stratification of time deposits is presented in the following table:

	December 31,
(in thousands)	2020	2019
Time deposits of less than $100 thousand	$28,016	$29,931
Time deposits of $100 thousand to $250 thousand	38,773	39,377
Time deposits of more than $250 thousand	30,644	28,502
Total time deposits	$97,433	$97,810

Interest on time deposits was $554 thousand, $595 thousand and $542 thousand in 2020, 2019 and 2018, respectively.

Scheduled maturities of time deposits at December 31, 2020 are presented as follows:

(in thousands)	2021	2022	2023	2024	2025	Thereafter	Total
Scheduled time deposit maturities	$71,852	$9,552	$6,382	$4,045	$5,602	$—	$97,433

As of December 31, 2020, $131.1 million in securities were pledged as collateral for our local agency deposits.

Our deposit portfolio includes deposits offered through the Promontory Interfinancial Network that are comprised of Certificate of Deposit Account Registry Service® ("CDARS") balances included in time deposits and Insured Cash Sweep® ("ICS") balances included in money market deposits. In addition, we offer deposits through Reich & Tang Deposit Networks, LLC, comprised of Demand Deposit MarketplaceSM ("DDM") balances. Through these two networks we are able to offer our customers access to FDIC-insured deposit products in aggregate amounts exceeding current insurance limits. When we place funds through CDARS, ICS and DDM, on behalf of a customer, we have the option of receiving matching deposits through the network's reciprocal deposit program, or placing deposits "one-way" for which we receive no matching deposits. We consider the reciprocal deposits to be in-market deposits as distinguished from traditional out-of-market brokered deposits. The following table shows the composition of our network deposits at December 31, 2020 and 2019.

(in thousands)	December 31, 2020		December 31, 2019
	Reciprocal [1]	One-Way [1]	Reciprocal [1]	One-Way [1]
CDARS	$7,622	$2,434	$5,011	$7,453
ICS	—	110,929	56,681	27,220
DDM	30,544	60,000	41,636	—
Total network deposits	$38,166	$173,363	$103,328	$34,673
[1] Reciprocal deposits are on-balance-sheet while one-way deposits are off-balance-sheet.

The aggregate amount of deposit overdrafts that have been reclassified as loan balances was $219 thousand and $155 thousand at December 31, 2020 and 2019, respectively.

The Bank accepts deposits from shareholders, board of directors and employees in the normal course of business, and the terms are comparable to those with non-affiliated parties. The total deposits from board directors and their businesses, and executive officers were $28.1 million and $39.6 million at December 31, 2020 and 2019, respectively.

Note 7: Borrowings and Other Obligations

Federal Funds Purchased – The Bank had unsecured lines of credit with correspondent banks for overnight borrowings totaling $135.0 million and $92.0 million at December 31, 2020 and 2019, respectively.  In general, interest rates on these lines approximate the federal funds target rate. We had no overnight borrowings under these credit facilities at December 31, 2020 and 2019.

Federal Home Loan Bank Borrowings – As of December 31, 2020 and 2019, the Bank had lines of credit with the FHLB totaling $642.5 million and $648.0 million, respectively, based on eligible collateral of certain loans. There were no FHLB overnight borrowings at December 31, 2020 and 2019.

Federal Reserve Line of Credit – The Bank has a line of credit with the FRBSF secured by certain residential loans.  At December 31, 2020 and 2019, the Bank had borrowing capacity under this line totaling $78.7 million and $80.3 million, respectively, and had no outstanding borrowings with the FRBSF.

Subordinated Debentures - As part of an acquisition, Bancorp assumed two subordinated debentures due to NorCal Community Bancorp Trusts I and II, established for the sole purpose of issuing trust preferred securities. The trust preferred securities were sold and issued in private transactions pursuant to an exemption from registration under the Securities Act of 1933, as amended. On October 7, 2018, Bancorp redeemed in full the subordinated debenture due to NorCal Community Bancorp Trust I, resulting in $916 thousand of accelerated accretion. The Trust II subordinated debenture was recorded at fair value totaling $2.14 million at acquisition date with a contractual balance of $4.12 million. The difference between the contractual balance and the fair value at acquisition date is accreted into interest expense over the life of the debenture. Accretion on the subordinated debentures totaled $69 thousand, $68 thousand (Trust II) and $1.0 million (Trusts I and II) for the years ended December 31, 2020, 2019 and 2018, respectively. Bancorp has guaranteed, on a subordinated basis, distributions and other payments due on trust preferred securities totaling $4.0 million issued by Trust II, which have identical maturity, repricing and payment terms as the subordinated debenture.

The subordinated debenture due to Trust II on March 15, 2036 with interest payable quarterly (repricing quarterly, based on 3-month LIBOR plus 1.40%, or 1.62% as of December 31, 2020) is redeemable in whole or in part on any interest payment date. On March 15, 2021, we early redeemed the $2.8 million subordinated debenture due to Trust II, which carried an average interest rate of 5.68% in 2020. The redemption consisted of $4.1 million principal balance, accrued interest, and $1.3 million in accelerated purchase discount accretion.

Other Obligations - The Bank leases certain equipment under finance leases, which are included in borrowings and other obligations in the consolidated statements of condition. Refer to Note 12, Commitments and Contingencies, for additional information.

Borrowings and other obligations at and for the years ended December 31, 2020, 2019 and 2018 are summarized as follows:

	2020			2019			2018
(dollars in thousands)	Carrying Value	Average Balance	Average Rate	Carrying Value	Average Balance	Average Rate	Carrying Value	Average Balance	Average Rate
FHLB overnight borrowings	$—	$42	0.75%	$—	$2,656	2.55%	$7,000	$105	2.03%
Other obligations (finance leases)	$58	$132	2.62%	$212	$279	2.85%	$—	$—	—%
Subordinated debentures [1]	$2,777	$2,741	5.68%	$2,708	$2,673	8.44%	$2,640	$5,025	26.29%

1 Subordinated debentures average rate in 2018 included the impact of the $916 thousand accelerated accretion due to early redemption of the subordinated debenture due to NorCal Community Bancorp Trust I.

Note 8:  Stockholders' Equity and Stock Plans

Stock Split

On October 22, 2018, Bancorp announced a two-for-one stock split, which occurred on November 27, 2018. All share and per share data have been adjusted to reflect the stock split effective November 27, 2018.

Share-Based Awards

On May 12, 2020, our shareholders approved the 2020 Director Stock Plan, replacing and superseding the 2010 Director Stock Plan (collectively "the Plan"). The Plan provides for the payment of director fees in common shares of Bancorp's common stock and a way for directors to purchase shares at fair market value. Common shares issued under the Plan shall not exceed an aggregate of 250,000 shares, which includes 205,253 shares rolled over from the 2010 Plan. During 2020, 2019 and 2018 we issued 5,723, 5,544 and 5,470 shares of common stock, respectively, for director fees. As of December 31, 2020, 246,141 shares were available for future director fees and purchases.

The 2017 Employee Stock Purchase Plan ("ESPP") gives our employees an opportunity to purchase Bancorp's common shares through payroll deductions of between one percent and fifteen percent of their pay in each pay period. Shares are purchased quarterly at a five percent discount from the closing market price on the last day of the quarter. As of December 31, 2020, 380,123 shares were available for future purchases under the ESPP.

Under the 2017 Equity Plan, the Compensation Committee of the Board of Directors has the discretion to determine, among other things, which employees, advisors and non-employee directors will receive share-based awards, the number and timing of awards, the vesting schedule for each award, and the type of award to be granted. As of December 31, 2020, there were 940,918 shares available for future grants to employees, advisors and non-employee directors. Options are issued at an exercise price equal to the fair value of the stock at the date of grant. Options granted to officers and employees generally vest by one-third on each anniversary of the grant for three years and expire ten years from the grant date. Options granted to non-employee directors vest immediately and expire ten years from the grant date. Stock options and restricted stock may be net settled in a cashless exercise by a reduction in the number of shares otherwise deliverable upon exercise or vesting in satisfaction of the exercise payment and/or applicable tax withholding requirements. Shares withheld under net settlement arrangements are available for future grants. The table below depicts the total number of shares, amount, and weighted average price withheld for cashless exercises in each of the respective years.

	2020	2019	2018
Number of shares withheld	10,001	7,795	46,794
Total amount withheld (in thousands)	$398	$326	$1,698
Weighted-average price	$39.83	$41.84	$36.28

Performance-based stock awards (restricted stock) are issued to a selected group of employees under the 2017 Equity Plan. Stock award vesting is contingent upon the achievement of pre-established long-term performance goals set by the Compensation Committee of the Board of Directors. Performance is measured over a three-year period and cliff vested. These performance-based stock awards were granted at a maximum opportunity level, and based on the achievement of the pre-established goals, the actual payouts can range from 0% to 200% of the target award. For performance-based stock awards, an estimate is made of the number of shares expected to vest based on the probability that the performance criteria will be achieved to determine the amount of compensation expense to be recognized. The estimate is re-evaluated quarterly and total compensation expense is adjusted for any change in the current period.

A summary of stock option activity for the years ended December 31, 2020, 2019, and 2018 is presented in the following table. The intrinsic value of options outstanding and exercisable is calculated as the number of in-the-money options times the difference between the market price of our stock and the exercise prices of the in-the-money options as of each year-end period presented.

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted Average Grant-Date Fair Value	Weighted Average Remaining Contractual Term (in years)
Options outstanding at December 31, 2017	517,936	$20.42	$7,075		5.34
Granted	74,096	33.97		$7.17
Cancelled, expired or forfeited	(9,140)	28.25
Exercised	(157,192)	13.93	3,462
Options outstanding at December 31, 2018	425,700	25.01	6,910		5.85
Exercisable (vested) at December 31, 2018	311,050	22.57	5,809		4.94
Options outstanding at December 31, 2018	425,700	25.01	6,910		5.85
Granted	53,370	44.01		9.37
Cancelled, expired or forfeited	(13,580)	38.88
Exercised	(48,108)	16.11	1,247
Options outstanding at December 31, 2019	417,382	28.01	7,112		5.50
Exercisable (vested) at December 31, 2019	333,870	25.34	6,581		4.76
Options outstanding at December 31, 2019	417,382	28.01	7,112		5.50
Granted	44,632	39.18		6.84
Cancelled, expired or forfeited	(17,222)	40.31
Exercised	(73,208)	22.26	1,370
Options outstanding at December 31, 2020	371,584	29.92	2,262		5.12
Exercisable (vested) at December 31, 2020	315,377	28.05	2,254		4.53

The following table summarizes non-vested restricted stock awards and changes during the years ended December 31, 2020, 2019, and 2018.

	Number of Shares	Weighted Average Grant-Date Fair Value
Non-vested awards at December 31, 2017	91,216	$28.16
Granted	37,040	33.58
Vested	(28,812)	26.06
Cancelled or forfeited	(12,056)	27.32
Non-vested awards at December 31, 2018	87,388	31.26
Granted	29,110	44.45
Vested	(28,099)	27.88
Cancelled or forfeited	(18,333)	32.34
Non-vested awards at December 31, 2019	70,066	37.81
Granted	29,100	40.10
Vested	(23,524)	36.35
Cancelled or forfeited	(14,314)	37.63
Non-vested awards at December 31, 2020	61,328	39.50

A summary of the options outstanding and exercisable by price range as of December 31, 2020 is presented in the following table:

	Stock Options Outstanding as of December 31, 2020			Stock Options Exercisable as of December 31, 2020
Range of Exercise Prices	Stock Options Outstanding	Remaining Contractual Life (in years)	Weighted Average Exercise Price	Stock Options Exercisable	Weighted Average Exercise Price
$10.01 - $20.00	48,962	1.3	$19.24	48,962	$19.24
$20.01 - $30.00	138,394	3.6	$23.92	138,394	$23.92
$30.01 - $40.00	108,818	6.5	$33.75	97,960	$33.77
$40.01 - $50.00	75,410	8.4	$42.33	30,061	$42.84
	371,584			315,377

We determine the fair value of stock options at the grant date using the Black-Scholes pricing model that takes into account the stock price at the grant date, exercise price, and the following assumptions (weighted-average shown).

	Years ended December 31,
	2020	2019	2018
Risk-free interest rate	0.91%	2.51%	2.60%
Expected dividend yield on common stock	2.38%	1.75%	1.76%
Expected life in years	6.1	5.8	5.9
Expected price volatility	24.43%	22.71%	22.47%

The fair value of stock options as of the grant date is recorded as stock-based compensation expense in the consolidated statements of comprehensive income over the requisite service period, which is generally the vesting period, with a corresponding increase in common stock. Stock-based compensation also includes compensation expense related to the issuance of restricted stock awards. The grant-date fair value of the restricted stock awards, which equals the grant date price, is recorded as compensation expense over the requisite service period with a corresponding increase in common stock as the shares vest. Beginning in 2018, stock option and restricted stock awards issued include a retirement eligibility clause whereby the requisite service period is satisfied at the retirement eligibility date. For those awards, we accelerate the recording of stock-based compensation when the award holder is eligible to retire. However, retirement eligibility does not affect the vesting of restricted stock or the exercisability of the stock options, which are based on the scheduled vesting period. Total compensation expense for stock options and restricted stock awards was $1.2 million, $1.5 million, and $1.7 million during 2020, 2019, and 2018, respectively, and the total recognized deferred tax benefits related thereto were $341 thousand, $389 thousand, and $404 thousand, respectively.

As of December 31, 2020, there was $652 thousand of total unrecognized compensation expense related to non-vested stock options and restricted stock awards, which is expected to be recognized over a weighted-average period of approximately 1.7 years. The total grant-date fair value of stock options vested during the years ended December 31, 2020, 2019, and 2018 was $484 thousand, $473 thousand, and $543 thousand, respectively. The total grant-date fair value of restricted stock awards vested was $1.2 million during both 2020 and 2019, and $967 thousand during 2018.

We record excess tax benefits (deficiencies) resulting from the exercise of non-qualified stock options, the disqualifying disposition of incentive stock options and vesting of restricted stock awards as income tax benefits (expense) in the consolidated statements of comprehensive income with a corresponding decrease (increase) to current taxes payable. In 2020, 2019, and 2018 we recognized $120 thousand, $145 thousand, and $484 thousand, respectively, in excess tax benefits recorded as a reduction to income tax expense related to these types of transactions. The tax benefits realized from disqualifying dispositions of incentive stock options were recognized in tax expense to the extent of the book compensation cost recorded.

Dividends

Presented below is a summary of cash dividends paid in 2020, 2019 and 2018 to common shareholders, recorded as a reduction from retained earnings. On January 22, 2021, the Board of Directors declared a $0.23 per share cash dividend, paid February 12, 2021 to the shareholders of record at the close of business on February 5, 2021.

	Years ended December 31,
(in thousands except per share data)	2020	2019	2018
Cash dividends to common stockholders	$12,506	$10,958	$8,860
Cash dividends per common share	$0.92	$0.80	$0.64

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

Under the California Corporations Code, payment of dividends by Bancorp to its shareholders is restricted to the amount of retained earnings immediately prior to the distribution or the amount of assets that exceeds the total liabilities immediately after the distribution. As of December 31, 2020, Bancorp's retained earnings and amount of total assets that exceeds total liabilities were $219.7 million and $358.3 million, respectively.

Under the California Financial Code, payment of dividends by the Bank to Bancorp is restricted to the lesser of retained earnings or the amount of undistributed net profits of the Bank from the three most recent fiscal years. Under this restriction, approximately $30.6 million of the Bank's retained earnings balance was available for payment of dividends to Bancorp as of December 31, 2020. Bancorp held $5.3 million in cash at December 31, 2020. This cash, combined with the $30.6 million dividends available to be distributed from the Bank, is considered adequate to cover Bancorp's estimated operational needs, cash dividends to shareholders in 2021, and the Share Repurchase Program discussed below.

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

Preferred Stock and Shareholder Rights Plan

On July 6, 2017, Bancorp adopted a new shareholder rights agreement (“Rights Agreement”), which replaced the existing Rights Agreement that expired on July 23, 2017. The Rights Agreement, which expires on July 23, 2022, is designed to discourage takeovers that involve abusive tactics or do not provide fair value to shareholders. The

Rights Agreement defines the percentage of share ownership of an "acquiring person" as 10% of the outstanding common shares. Currently, each right entitles the registered holder to purchase from Bancorp one two-hundredth of a share of Series A Junior Participating Preferred Stock, no par value, of Bancorp at an initial price of $90 per one one-hundredth of a preferred share, subject to adjustment upon the occurrence of certain events. As of December 31, 2020, Bancorp was authorized to issue five million shares of preferred stock with no par value, one million shares of which have been designated as Series A Junior Participating Preferred Stock, with no par value under the Rights Agreement. In the event of a proposed merger, tender offer or other attempt to gain control of Bancorp that the Board of Directors does not approve, the Board of Directors may authorize the issuance of shares of common or preferred stock that would impede the completion of such a transaction. An effect of the possible issuance of common or preferred stock, therefore, may be to deter a future takeover attempt. The Board of Directors has no present plans or understandings for the issuance of any common or preferred stock in connection with the Rights Agreement.

Share Repurchase Program

On April 23, 2018, Bancorp announced that its Board of Directors approved a Share Repurchase Program under which Bancorp may repurchase up to $25.0 million of its outstanding common stock through May 1, 2019. Bancorp's Board of Directors subsequently extended the Share Repurchase Program through February 28, 2020. After expiration of this Share Repurchase Program, our new Share Repurchase Program began on March 1, 2020. The new program was approved on January 24, 2020 by Bancorp Board of Directors, allowing Bancorp to repurchase up to $25.0 million of its outstanding common stock through February 28, 2022. The new share repurchase program, which began on March 1, 2020, was suspended by the Board of Directors on March 20, 2020 in response to the COVID-19 pandemic. The program was reactivated by the Board of Directors on October 23, 2020.

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

Shares repurchased pursuant to our common stock share repurchase programs during 2020, 2019, and 2018, were as follows.

(dollars in millions)	2020 [1]	2019	2018	Cumulative Totals
Total number of common shares repurchased	203,709	356,000	171,217	730,926
Total purchase price of common shares repurchased [2]	$7.2	$15.0	$7.0	$29.2
1 On February 28, 2020, the 2018 Share Repurchase Program expired with approximately $1.5 million remaining from the $25.0 million authorized for repurchases.
[2] Total purchase price includes commission costs.

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

The following table summarizes our assets and liabilities that were required to be recorded at fair value on a recurring basis.

(in thousands) Description of Financial Instruments	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Measurement Categories: Changes in Fair Value Recorded In1
December 31, 2020
Securities available for sale:
Mortgage-backed securities and collateralized mortgage obligations issued by U.S. government-sponsored agencies	$228,651	$—	$228,651	$—	OCI
SBA-backed securities	$32,862	$—	$36,286	$—	OCI
Debentures of government sponsored agencies	$20,186	$—	$20,186	$—	OCI
Obligations of state and political subdivisions	$110,652	$—	$110,652	$—	OCI
Derivative financial liabilities (interest rate contracts)	$1,912	$—	$1,912	$—	NI
December 31, 2019
Securities available for sale:
Mortgage-backed securities and collateralized mortgage obligations issued by U.S. government-sponsored agencies	$278,144	$—	$278,144	$—	OCI
SBA-backed securities	$36,286	$—	$36,286	$—	OCI
Debentures of government sponsored agencies	$49,046	$—	$49,046	$—	OCI
Obligations of state and political subdivisions	$67,282	$—	$67,282	$—	OCI
Corporate bonds	$1,502	$—	$1,502	$—	OCI
Derivative financial liabilities (interest rate contracts)	$1,178	$—	$1,178	$—	NI
 1Other comprehensive income ("OCI") or net income ("NI").

Available-for-sale securities are recorded at fair value on a recurring basis. When available, quoted market prices (Level 1) are used to determine the fair value of available-for-sale securities. If quoted market prices are not available, we obtain pricing information from a reputable third-party service provider, who may utilize valuation techniques that use current market-based or independently sourced parameters, such as bid/ask prices, dealer-quoted prices, interest rates, benchmark yield curves, prepayment speeds, probability of default, loss severity and credit spreads (Level 2).   Level 2 securities include obligations of state and political subdivisions, U.S. agencies or government-sponsored agencies' debt securities, mortgage-backed securities, government agency-issued, privately-issued collateralized mortgage obligations and corporate bonds. As of December 31, 2020 and 2019, there were no Level 1 or Level 3 securities.

Held-to-maturity securities may be written down to fair value as a result of an other-than-temporary impairment, and we did not record any write-downs during 2020 or 2019. Fair value of held-to-maturity securities is determined using the same techniques discussed above for available-for-sale securities.

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

Certain financial assets may be measured at fair value on a non-recurring basis. These assets are subject to fair value adjustments that result from the application of the lower of cost or fair value accounting or write-downs of individual assets, such as impaired loans that are collateral dependent and other real estate owned ("OREO"). As of December 31, 2020 and 2019, we did not carry any assets measured at fair value on a non-recurring basis.

Disclosures about Fair Value of Financial Instruments

The table below is a summary of fair value estimates for financial instruments as of December 31, 2020 and 2019, excluding financial instruments recorded at fair value on a recurring basis (summarized in the first table in this note). The carrying amounts in the following table are recorded in the consolidated statements of condition under the indicated captions. Further, we have not disclosed the fair value of financial instruments specifically excluded from disclosure requirements such as BOLI and non-maturity deposit liabilities. Additionally, we held shares of FHLB stock and Visa Inc. Class B common stock, both recorded at cost, as there was no impairment or changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer as of December 31, 2020 and 2019. See further discussion on values within Note 2, Investment Securities, above.

	December 31, 2020			December 31, 2019
(in thousands)	Carrying Amounts	Fair Value	Fair Value Hierarchy	Carrying Amounts	Fair Value	Fair Value Hierarchy
Financial assets (recorded at amortized cost)
Cash and cash equivalents	$200,320	$200,320	Level 1	$183,388	$183,388	Level 1
Investment securities held-to-maturity	109,036	115,185	Level 2	137,413	139,642	Level 2
Loans, net	2,065,682	2,089,192	Level 3	1,826,609	1,839,666	Level 3
Interest receivable	10,922	10,922	Level 2	7,732	7,732	Level 2
Financial liabilities (recorded at amortized cost)
Time deposits	97,433	97,769	Level 2	97,810	97,859	Level 2
Subordinated debenture	2,777	3,115	Level 3	2,708	3,182	Level 3
Interest payable	97	97	Level 2	134	134	Level 2

Commitments - The value of unrecognized financial instruments is estimated based on the fee income associated with the commitments which, in the absence of credit exposure, is considered to approximate their settlement value. The fair value of commitment fees was not material as of December 31, 2020 and 2019.

Note 10: Benefit Plans

Deferred Compensation Plan

We established a Deferred Compensation Plan which allows certain key management personnel designated by the Board of Directors of the Bank to defer up to 80% of their salary and 100% of their annual bonus. Amounts deferred earn interest that is equal to the prime rate as published in the Wall Street Journal, on the first business day of the year, which was 4.75% on January 1, 2020 and 5.50% on January 1, 2019. Our deferred compensation obligation totaled $4.7 million and $4.4 million at December 31, 2020 and 2019, respectively, and is included in interest payable and other liabilities. A similar Deferred Director Fee Plan, which allows members of the Board of Directors to defer the cash portion of their director compensation, went into effect on January 1, 2021, and the first deferral of their fees will be in July 2021.

401(k) Defined Contribution Plan

Our 401(k) Defined Contribution Plan, which includes a Roth 401(k) option (the “401(k) Plan”), is available to all regular employees at least eighteen years of age who complete ninety days of service, and enter the plan during one of the four open enrollment dates (January 1, April 1, July 1, and October 1) of each year. Under the 401(k) Plan, employees can defer between 1% and 50% of their eligible compensation, up to the maximum amount allowed by the Internal Revenue Code. The Bank provides employer-match of 70% of each participant's contribution, with a maximum of $5 thousand of matching contribution per participant per year. Employer matching contributions to the 401(k) Plan vest at a rate of 20% per year over five years, per plan provisions. Employer contributions totaled $929 thousand, $874 thousand and $851 thousand for the years ended December 31, 2020, 2019 and 2018, respectively and are recorded as part of salaries and benefits expense.

Employee Stock Ownership Plan

Our Employee Stock Ownership Plan (the “Plan”) is also available to all employees under the same eligibility criteria of the 401(k) Plan, while employee contribution is not permitted. The Board of Directors determines a specific portion of the Bank's profits to be contributed to the employee stock ownership each year either in common stock or in cash for the purchase of Bancorp stock to be allocated to all eligible employees based on a percentage of their salaries, regardless of whether an employee is participating in the 401(k) plan or not. For all participants, employer contributions vest over a five year service period, per plan provisions. After five years of service, all employer contributions vest immediately.

Bancorp issued shares of common stock, contributed them to the ESOP and recognized expenses of $1.3 million in 2020 and $1.2 million in both 2019 and 2018, based on the quoted market price on the date of contribution. Cash dividends paid on Bancorp stock held by the ESOP are used to purchase additional shares in the open market. All shares of Bancorp stock held by the ESOP are included in the calculations of basic and diluted earnings per share. The employer contributions to the ESOP are included in salaries and benefits expense.

Salary Continuation Plan

A Salary Continuation Plan was established for a select group of executive management, who, upon retirement, will receive twenty-five percent of their estimated salary at retirement as salary continuation benefit payments that are fixed and will be made between seven to fifteen years, depending on the executives' service period at the Bank.  Each participant will need to participate in this plan for five years before vesting begins. After five years, the participant will vest ratably in the benefit over the remaining period until age 65. This Plan is unfunded and nonqualified for tax purposes and for purposes of Title I of the Employee Retirement Income Security Act of 1974. As part of the acquisition of Bank of Napa in November 2017, we assumed the salary continuation agreements for four former executive officers of Bank of Napa, under which, fixed annual retirement benefit payments will be made for ten years beginning the first day of the month following the executive reaching the age of 65. At December 31, 2020 and 2019, respectively, our liability under the Salary Continuation Plan was $3.2 million and $3.0 million recorded in interest payable and other liabilities.

Note 11: Income Taxes

The current and deferred components of the income tax provision for each of the three years ended December 31 are as follows:

(in thousands)	2020	2019	2018
Current tax provision
Federal	$7,108	$7,838	$7,289
State	4,895	5,183	4,722
Total current tax provision	12,003	13,021	12,011
Deferred tax benefit
Federal	(964)	(907)	(898)
State	(694)	(461)	(318)
Total deferred tax provision	(1,658)	(1,368)	(1,216)
Total income tax provision	$10,345	$11,653	$10,795

The following table shows the tax effect of our cumulative temporary differences as of December 31:

(in thousands)	2020	2019
Deferred tax assets:
Operating and finance lease liabilities	$8,018	$3,792
Allowance for credit losses on loans and unfunded loan commitments	7,584	5,252
Deferred compensation plan and salary continuation plan	2,343	2,188
Net operating loss carryforwards	1,660	1,914
Accrued but unpaid expenses	1,103	1,067
State franchise tax	1,017	1,015
Stock-based compensation	658	623
Depreciation and disposals on premises and equipment	635	562
Fair value adjustment on acquired loans	254	299
Interest received on non-accrual loans	23	12
Other	100	154
Total gross deferred tax assets	23,395	16,878
Deferred tax liabilities:
Operating and finance lease right-of-use assets	(7,589)	(3,314)
Net unrealized gains on securities available-for-sale	(5,237)	(1,738)
Deferred loan origination costs and fees	(1,945)	(1,619)
Core deposit intangible assets	(1,133)	(1,385)
Unaccreted discount on subordinated debenture	(398)	(418)
Accretion on investment securities	(33)	(70)
Other	(132)	(172)
Total gross deferred tax liabilities	(16,467)	(8,716)
Net deferred tax assets	$6,928	$8,162

As of December 31, 2020, federal and California net operating loss carryforwards ("NOLs") of $1.5 million and $15.7 million, respectively, corresponded to the total $1.7 million deferred tax asset above. If not fully utilized, the federal NOLs will begin to expire in 2031, and the California NOLs will begin to expire in 2029. Based upon the level of historical taxable income and projections for future taxable income over the periods during which the deferred tax assets are expected to be deductible, management believes it is more likely than not we will realize the benefit of the remaining deferred tax assets. Accordingly, no valuation allowance has been established as of December 31, 2020 or 2019.

The effective tax rate for 2020, 2019 and 2018 differs from the current federal statutory income tax rate as follows:

	2020	2019	2018
Federal statutory income tax rate	21.0%	21.0%	21.0%
Increase (decrease) due to:
California franchise tax, net of federal tax benefit	8.1%	8.2%	8.0%
Tax exempt interest on municipal securities and loans	(2.4)%	(1.8)%	(2.4)%
Tax exempt earnings on bank owned life insurance	(0.5)%	(0.6)%	(0.4)%
Low income housing and qualified zone academy bond tax credits	(0.5)%	(0.4)%	(0.5)%
Stock-based compensation and excess tax benefits	(0.2)%	(0.1)%	(0.6)%
Other	—%	(0.9)%	(0.2)%
Effective Tax Rate	25.5%	25.4%	24.9%

Bancorp and the Bank have entered into a tax allocation agreement, which provides that income taxes shall be allocated between the parties on a separate entity basis. The intent of this agreement is that each member of the consolidated group will incur no greater tax liability than it would have incurred on a stand-alone basis.

We file a consolidated return in the U.S. federal tax jurisdiction and a combined return in the State of California tax jurisdiction. There were no ongoing federal or state income tax examinations at the issuance of this report. We are no longer subject to examinations by tax authorities for years before 2017 for federal income tax and before 2016 for California. At December 31, 2020 and 2019, there were no unrecognized tax benefits, and neither the Bank nor Bancorp had accruals for interest and penalties related to unrecognized tax benefits.

Note 12:  Commitments and Contingencies

Leases

We lease premises under long-term non-cancelable operating leases with remaining terms of approximately 6 months to 12 years, most of which include escalation clauses and one or more options to extend the lease term, and some of which contain lease termination clauses. Lease terms may include certain renewal options that were considered reasonably certain to be exercised.

We lease certain equipment under finance leases with initial terms of 3 years to 5 years. The equipment finance leases do not contain renewal options, bargain purchase options or residual value guarantees.

The following table shows the balances of operating and finance lease right-of-use assets and lease liabilities as of December 31, 2020 and 2019.

(in thousands)	December 31, 2020	December 31, 2019
Operating leases:
Operating lease right-of-use assets	$25,612	$11,002
Operating lease liabilities	$27,062	$12,615
Finance leases:
Finance lease right-of-use assets	$365	$379
Accumulated amortization	(307)	(170)
Finance lease right-of-use assets, net[1]	$58	$209
Finance lease liabilities[2]	$58	$212
[1] Included in premises and equipment in the consolidated statements of condition.
[2] Included in borrowings and other obligations in the consolidated statements of condition.

The following table shows supplemental disclosures of noncash investing and financing activities for the years ended December 31, 2020 and 2019.

(in thousands)	2020	2019
Right-of-use assets obtained in exchange for operating lease liabilities	$18,633	$1,661
Right-of-use assets obtained in exchange for finance lease liabilities	$18	$31
Reclassification of deferred rent and unamortized lease incentives from other liabilities to operating lease right-of-use assets upon adoption of ASC 842	$—	$1,967

There were no lease-related noncash investing and financing activities for the year ended December 31, 2018.

The following table shows components of operating and finance lease cost for the years ended December 31, 2020 and 2019.

(in thousands)	2020	2019
Operating lease cost[1]	$4,498	$4,144
Variable lease cost	5	—
Total operating lease cost	$4,503	$4,144
Finance lease cost:
Amortization of right-of-use assets[2]	$169	$172
Interest on finance lease liabilities[3]	3	8
Total finance lease cost	$172	$180
Total lease cost	$4,675	$4,324
[1] Included in occupancy and equipment expense in the consolidated statements of comprehensive income.
[2] Included in depreciation and amortization in the consolidated statements of comprehensive income.
[3] Included in interest on borrowings and other obligations in the consolidated statements of comprehensive income.

Operating lease rent expense totaled $4.6 million for the year ended December 31, 2018, as disclosed prior to the adoption of ASC 842 in 2019.

The following table shows the future minimum lease payments, weighted average remaining lease terms, and weighted average discount rates under operating and finance lease arrangements as of December 31, 2020.

(in thousands)	December 31, 2020
Year	Operating Leases	Finance Leases
2021	$4,612	$42
2022	4,424	13
2023	4,004	4
2024	3,302	—
2025	2,877	—
Thereafter	9,869	—
Total minimum lease payments	29,088	59
Amounts representing interest (present value discount)	(2,026)	(1)
Present value of net minimum lease payments (lease liability)	$27,062	$58

Weighted average remaining term (in years)	7.8	1.4
Weighted average discount rate	1.80%	2.35%

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

In 2012, Visa had reached a $4.0 billion interchange multidistrict litigation class settlement agreement with plaintiffs representing a class of U.S. retailers. The escrow balance of $894 thousand as of December 31, 2020, combined with funds previously deposited with the court, are expected to cover the settlement payment obligations.

The outcome of the Covered Litigation affects the conversion rate of Visa Class B common stock held by us to Visa Class A common stock, as discussed above and in Note 2, Investment Securities. The final conversion rate is subject to change depending on the final settlement payments, and the full effect on member banks is still uncertain. Litigation is ongoing and until the court approval process is complete, there is no assurance that Visa will resolve the claims as contemplated by the amended class settlement agreement, and additional lawsuits may arise from individual merchants who opted out of the class settlement. However, until the escrow account is fully depleted and the conversion rate of Class B to Class A common stock is reduced to zero, no future cash settlement payments are required by the member banks, such as us, on the Covered Litigation. Therefore, we are not required to record any contingent liabilities for the indemnification related to the Covered Litigation, as we consider the probability of losses to be remote. For further information, including a discussion of a reduction to our holdings of Class B Visa shares, refer to Note 2, Investment Securities.

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
Our cash in correspondent bank accounts, at times, may exceed FDIC insured limits. We place cash and cash equivalents with the Federal Reserve Bank and other high credit quality financial institutions, periodically monitor their credit worthiness and limit the amount of credit exposure to any one institution according to regulations. Concentrations of credit risk with respect to investment securities primarily related to the U.S. government and GSEs, which accounted for $389.1 million, or 78% of our total investment portfolio at December 31, 2020 and $497.4 million, or 87% at December 31, 2019. Our largest investment security issued by a non-GSE issuer accounted for approximately 3% of our total investment portfolio at December 31, 2020, and 1% at December 31, 2019.
We also manage our credit exposure related to our loan portfolio to avoid the risk of undue concentration of credits in a particular industry by reducing significant exposure to highly leveraged transactions or to any individual customer or counterparty, and by obtaining collateral as appropriate. No individual borrower accounts for more than 3% of loans held in the portfolio. The largest loan concentration group by industry of the borrowers is real estate, which accounts for 76% and 83% of our loan portfolio at December 31, 2020 and 2019, respectively.

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

As of December 31, 2020, we had four interest rate swap agreements, which are scheduled to mature in June 2031, October 2031, July 2032 and October 2037. In December 2020, one interest rate swap, scheduled to mature in August 2037, was terminated as the hedged loan was paid off. All of our derivatives are accounted for as fair value hedges. The notional amounts of the interest rate contracts are equal to the notional amounts of the hedged loans. Our interest rate swap payments are settled monthly with counterparties. Accrued interest on the swaps totaled $11 thousand and $6 thousand as of December 31, 2020 and 2019, respectively. Information on our derivatives follows:

	Asset derivatives		Liability derivatives
(in thousands)	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019
Fair value hedges:
Interest rate contracts notional amount	$—	$—	$13,991	$16,956
Interest rate contracts fair value [1]	$—	$—	$1,912	$1,178
1 Refer to Note 9, Fair Value of Assets and Liabilities, for valuation methodology.

The following table presents the carrying amount associated cumulative basis adjustment related to the application of fair value hedge accounting that is included in the carrying amount of hedged assets as of December 31, 2020 and 2019:

	Carrying Amounts of Hedged Assets		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Loans
(in thousands)	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019
Loans	$15,745	$17,900	$1,753	$944

The following table presents the net gains (losses) recognized in interest income on loans on the consolidated statements of comprehensive income related to our derivatives designated as fair value hedges:

	Years ended December 31,
(in thousands)	2020	2019	2018
Interest and fees on loans [1]	$84,674	$84,331	$79,527
(Decrease) increase in value of designated interest rate swaps due to LIBOR interest rate movements	$(734)	$(964)	$452
Payment on interest rate swaps	(360)	(90)	(149)
Increase (decrease) in value of hedged loans	809	938	(425)
Decrease in value of yield maintenance agreement	(12)	(13)	(14)
Net losses on fair value hedging derivatives recognized in interest income	$(297)	$(129)	$(136)
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
		Gross Amounts	Net Amounts of
	Gross Amounts	Offset in the	Liabilities Presented
	of Recognized	Statements of	in the Statements of	Financial	Cash Collateral
(in thousands)	Liabilities[1]	Condition	Condition[1]	Instruments	Pledged	Net Amount
December 31, 2020
Derivatives by Counterparty:
Counterparty A	$1,912	$—	$1,912	$—	(1,912)	$—

December 31, 2019
Derivatives by Counterparty:
Counterparty A	$1,178	$—	$1,178	$—	(1,178)	$—
1 Amounts exclude accrued interest on swaps.

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

Management reviews capital ratios on a regular basis to ensure that capital exceeds the prescribed regulatory minimums and is adequate to meet our anticipated future needs.  For all periods presented, the Bank’s ratios exceed the regulatory definition of “well-capitalized” under the regulatory framework for prompt corrective action and Bancorp’s ratios exceed the required minimum ratios to be considered a well-capitalized bank holding company. In addition, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action as of December 31, 2020. There are no conditions or events since that notification that management believes have changed the Bank’s categories and we expect the Bank to remain well capitalized for prompt corrective action purposes.

In August 2018, the Board of Governors of the Federal Reserve System changed the definition of a "Small Bank Holding Company" by increasing the asset threshold from $1.0 billion to $3.0 billion. As a result, Bancorp was not subject to separate minimum capital requirements as of December 31, 2020 and 2019. However, we disclosed comparative capital ratios for Bancorp, which would have exceeded well-capitalized levels had Bancorp been subject to the same minimum capital requirements in 2020 and 2019.

The Bancorp’s and Bank's capital adequacy ratios as of December 31, 2020 and 2019 are presented in the following tables. Bancorp's Tier 1 capital includes the subordinated debenture, which is not included at the Bank level.

Capital Ratios for Bancorp (dollars in thousands)	Actual Ratio		Adequately Capitalized Threshold [1]			Ratio to be a Well Capitalized Bank Holding Company
December 31, 2020	Amount	Ratio	Amount		Ratio	Amount		Ratio
Total Capital (to risk-weighted assets)	$339,544	16.03%	≥ $	222,393	≥ 10.50%	≥ $	211,802	≥ 10.00%
Tier 1 Capital (to risk-weighted assets)	$313,891	14.82%	≥ $	180,032	≥ 8.50%	≥ $	169,442	≥ 8.00%
Tier 1 Capital (to average assets)	$313,891	10.80%	≥ $	116,224	≥ 4.00%	≥ $	145,280	≥ 5.00%
Common Equity Tier 1 (to risk-weighted assets)	$311,114	14.69%	≥ $	148,262	≥ 7.00%	≥ $	137,672	≥ 6.50%
December 31, 2019
Total Capital (to risk-weighted assets)	$319,317	15.07%	≥ $	222,430	≥ 10.50%	≥ $	211,838	≥ 10.00%
Tier 1 Capital (to risk-weighted assets)	$301,553	14.24%	≥ $	180,063	≥ 8.50%	≥ $	169,471	≥ 8.00%
Tier 1 Capital (to average assets)	$301,553	11.66%	≥ $	103,489	≥ 4.00%	≥ $	129,361	≥ 5.00%
Common Equity Tier 1 (to risk-weighted assets)	$298,845	14.11%	≥ $	148,287	≥ 7.00%	≥ $	137,695	≥ 6.50%
[1] The adequately capitalized threshold includes the capital conservation buffer that was effective in 2018 and fully phased-in on January 1, 2019.

Capital Ratios for the Bank (dollars in thousands)	Actual Ratio		Adequately Capitalized Threshold [1]			Ratio to be Well Capitalized under Prompt Corrective Action Provisions
December 31, 2020	Amount	Ratio	Amount		Ratio	Amount		Ratio
Total Capital (to risk-weighted assets)	$334,686	15.80%	≥ $	222,391	≥ 10.50%	≥ $	211,801	≥ 10.00%
Tier 1 Capital (to risk-weighted assets)	$309,033	14.59%	≥ $	180,031	≥ 8.50%	≥ $	169,441	≥ 8.00%
Tier 1 Capital (to average assets)	$309,033	10.64%	≥ $	116,224	≥ 4.00%	≥ $	145,280	≥ 5.00%
Common Equity Tier 1 (to risk-weighted assets)	$309,033	14.59%	≥ $	148,261	≥ 7.00%	≥ $	137,671	≥ 6.50%
December 31, 2019
Total Capital (to risk-weighted assets)	$309,875	14.63%	≥ $	222,437	≥ 10.50%	≥ $	211,844	≥ 10.00%
Tier 1 Capital (to risk-weighted assets)	$292,111	13.79%	≥ $	180,068	≥ 8.50%	≥ $	169,476	≥ 8.00%
Tier 1 Capital (to average assets)	$292,111	11.29%	≥ $	103,488	≥ 4.00%	≥ $	129,360	≥ 5.00%
Common Equity Tier 1 (to risk-weighted assets)	$292,111	13.79%	≥ $	148,291	≥ 7.00%	≥ $	137,699	≥ 6.50%
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

The contractual amount of unfunded loan commitments and standby letters of credit not reflected in the consolidated statements of condition are as follows:

(in thousands)	December 31, 2020	December 31, 2019
Commercial lines of credit	$297,898	$287,533
Revolving home equity lines	191,969	189,035
Undisbursed construction loans	101,307	41,033
Personal and other lines of credit	10,611	9,567
Standby letters of credit	2,657	1,964
Total unfunded loan commitments and standby letters of credit	$604,442	$529,132

As of December 31, 2020, approximately 35% of the commitments expire in 2021, 54% expire between 2022 and 2028 and 11% expire thereafter.

We adopted the CECL accounting standard on December 31, 2020, which was previously postponed under the optional accounting relief provisions of the CARES Act (refer to Note 1, Summary of Significant Accounting Policies and Note 3, Loans and Allowance for Credit Losses for additional information). During the first nine months of 2020, we increased the allowance for credit losses on unfunded loan commitments under the incurred loss method ("previous GAAP") by $610 thousand. Upon adoption of the CECL standard, we increased the allowance for unfunded loan commitments by $1.1 million, which represented the difference between the allowance calculated under the CECL method as of December 31, 2020 and the incurred loss method as of September 30, 2020. The $1.1 million increase in the allowance for unfunded loan commitments included approximately $550 thousand related to a $36.9 million increase in available commitments during the fourth quarter of 2020. The remaining increase was due to changes in credit loss assumptions between the CECL and incurred loss methods. The prior period allowance is reported in accordance with previous GAAP and was $1.1 million as of December 31, 2019.

Note 17:  Condensed Bank of Marin Bancorp Parent Only Financial Statements

Presented below is financial information for Bank of Marin Bancorp, parent holding company only.

CONDENSED UNCONSOLIDATED STATEMENTS OF CONDITION
December 31, 2020 and 2019
(in thousands)	2020	2019
Assets
Cash and due from Bank of Marin	$5,329	$9,539
Investment in bank subsidiary	356,172	330,053
Other assets	336	332
Total assets	$361,837	$339,924

Liabilities and Stockholders' Equity
Subordinated debenture	$2,777	$2,708
Accrued expenses payable	74	71
Other liabilities	733	357
Total liabilities	3,584	3,136
Stockholders' equity	358,253	336,788
Total liabilities and stockholders' equity	$361,837	$339,924

CONDENSED UNCONSOLIDATED STATEMENTS OF INCOME
Years ended December 31, 2020, 2019 and 2018
(in thousands)	2020	2019	2018
Income
Dividends from bank subsidiary	$16,200	$17,600	$36,700
Miscellaneous Income	3	5	9
Total income	16,203	17,605	36,709
Expense
Interest expense	158	229	1,339
Non-interest expense	1,325	1,399	1,275
Total expense	1,483	1,628	2,614
Income before income taxes and equity in undistributed net income of subsidiary	14,720	15,977	34,095
Income tax benefit	437	480	770
Income before equity in undistributed net income of subsidiary	15,157	16,457	34,865
Earnings of bank subsidiary greater (less) than dividends received from bank subsidiary	15,085	17,784	(2,243)
Net income	$30,242	$34,241	$32,622

CONDENSED UNCONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2020, 2019 and 2018
(in thousands)	2020	2019	2018
Cash Flows from Operating Activities:
Net income	$30,242	$34,241	$32,622
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Earnings of bank subsidiary (greater) less than dividends received from bank subsidiary	(15,085)	(17,784)	2,243
Accretion of discount on subordinated debentures	69	68	1,025
Noncash director compensation expense	31	30	23
Net changes in:
Other assets	(4)	—	36
Other liabilities	59	80	(86)
Net cash provided by operating activities	15,312	16,635	35,863
Cash Flows from Investing Activities:
Capital contribution to bank subsidiary	(1,464)	(747)	(667)
Net cash used in investing activities	(1,464)	(747)	(667)
Cash Flows from Financing Activities:
Proceeds from stock options exercised and stock issued under employee and director stock purchase plans	1,419	747	613
Repayment of subordinated debenture including execution costs	—	—	(4,137)
Payment of tax withholdings for vesting of restricted stock	(73)	(220)	(45)
Dividends paid on common stock	(12,506)	(10,958)	(8,860)
Stock repurchased, net of commissions	(6,898)	(15,062)	(6,869)
Net cash used in financing activities	(18,058)	(25,493)	(19,298)
Net (decrease) increase in cash and cash equivalents	(4,210)	(9,605)	15,898
Cash and cash equivalents at beginning of year	9,539	19,144	3,246
Cash and cash equivalents at end of year	$5,329	$9,539	$19,144
Supplemental schedule of non-cash investing and financing activities:
Stock issued in payment of director fees	$217	$231	$204
Repurchase of stock not yet settled	$413	$103	$143
Stock issued to ESOP	$1,289	$1,245	$1,173

End of 2020 Audited Consolidated Financial Statements

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

(B)    Management's Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rules 13a-15(f) promulgated under the 1934 Act). The internal control process has been designed under our supervision to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America. Management conducted an assessment of the effectiveness of internal control over financial reporting as of December 31, 2020, utilizing the framework established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2020.

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

(C)    Audit Report of the Registered Public Accounting Firm

The Company's independent registered public accounting firm, Moss Adams, LLP, has audited the effectiveness of internal control over financial reporting as of December 31, 2020 as stated in their audit report, which is included in ITEM 8 and incorporated herein by reference.

(D)    Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2020, we adopted the CECL accounting standard and designed new controls and modified existing controls as part of the implementation of the new CECL method. The additional controls over financial reporting included, among other things, controls over model design and validation, model governance, assumptions, and the accuracy and completeness of loan level data. There were no other significant changes in internal control that materially affected, or were reasonably likely to affect, our internal control over financial reporting identified in connection with the evaluation mentioned in (B) above.

ITEM 9B.    OTHER INFORMATION

None.
PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference from our Proxy Statement for the 2021 Annual Meeting of Shareholders. Bancorp and the Bank have adopted a Code of Ethics that applies to all staff including the Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer. A copy of the Code of Ethical Conduct, which is also included on our website, will be provided to any person, without charge, upon written request to Corporate Secretary, Bank of Marin Bancorp, 504 Redwood Boulevard, Suite 100, Novato, CA 94947. During 2020 there were no changes in the procedures for the election or nomination of directors.

ITEM 11.     EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference from our Proxy Statement for the 2021 Annual Meeting of Shareholders.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
        RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference from ITEM 5 above, Note 8 to our audited consolidated financial statements and our Proxy Statement for the 2021 Annual Meeting of Shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference from our Proxy Statement for the 2021 Annual Meeting of Shareholders.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference from our Proxy Statement for the 2021 Annual Meeting of Shareholders.

PART IV

ITEM 15.    Exhibits, Financial Statement Schedules

(A)     Documents Filed as Part of this Report:

1.     Financial Statements

The financial statements and supplementary data listed below are filed as part of this report under ITEM 8, captioned Financial Statements and Supplementary Data.
Report of Independent Registered Public Accounting Firm for the years ended December 31, 2020, 2019 and 2018
Management's Report on Internal Control over Financial Reporting
Consolidated Statements of Condition as of December 31, 2020 and 2019
Consolidated Statements of Comprehensive Income for the years ended December 31, 2020, 2019 and 2018
Consolidated Statement of Changes in Stockholders' Equity for the years ended December 31, 2020, 2019 and 2018
Consolidated Statement of Cash Flows for the years ended December 31, 2020, 2019 and 2018
Notes to Consolidated Financial Statements

2.     Financial Statement Schedules

All financial statement schedules have been omitted, as they are inapplicable or the required information is included in the financial statements or notes thereto.

(B)    Exhibits Filed:

The following exhibits are filed as part of this report or hereby incorporated by references to filings previously made with the SEC.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
3.01	Articles of Incorporation, as amended	10-Q	001-33572	3.01	November 7, 2007
3.02	Bylaws	10-Q	001-33572	3.02	May 9, 2011
3.02a	Bylaws Amendment	8-K	001-33572	3.03	July 6, 2015
4.01	Rights Agreement, dated July 6, 2017	8-A12B	001-33572	4.1	July 7, 2017
4.02	Description of Capital Stock	10-K	001-33572	4.02	March 13, 2020
10.01	Employee Stock Ownership Plan	S-8	333-218274	4.1	May 26, 2017
10.02	2017 Employee Stock Purchase Plan	S-8	333-221219	4.1	October 30, 2017
10.03	2017 Equity Plan, as amended	S-8	333-227840	4.1	October 15, 2018
10.04	2020 Director Stock Plan	S-8	333-239555	4.1	June 30, 2020
10.05	Form of Indemnification Agreement for Directors and Executive Officers, dated August 9, 2007	10-Q	001-33572	10.06	November 7, 2007
10.06	Form of Employment Agreement, dated January 23, 2009	8-K	001-33572	10.1	January 26, 2009
10.07	2010 Annual Individual Incentive Compensation Plan, revised 2019					Filed
10.08	Salary Continuation Agreement for executive officer Russell Colombo, Chief Executive Officer, dated January 1, 2011	8-K	001-33572	10.1	January 6, 2011
10.09	Salary Continuation Agreement for executive officer Tani Girton, Chief Financial Officer, dated October 18, 2013	8-K	001-33572	10.2	November 4, 2014
10.10	Salary Continuation Agreement for executive officer Elizabeth Reizman, Chief Credit Officer, dated July 20, 2014	8-K	001-33572	10.3	November 4, 2014
10.11	Salary Continuation Agreement for executive officer Timothy Myers, Commercial Banking Manager, dated May 28, 2015	10-Q	001-33572	10.12	November 6, 2020
10.12	2007 Form of Change in Control Agreement	8-K	001-33572	10.1	October 31, 2007
10.13	Director Deferred Fee Plan, dated December 17, 2020					Filed
14.02	Code of Ethical Conduct, dated June 18, 2020					Filed
23.01	Consent of Moss Adams LLP					Filed
31.01	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					Filed
31.02	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					Filed
32.01	Certification pursuant to 18 U.S.C. §1350 as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002					Filed
101.INS	Inline XBRL Instance Document					Filed
101.SCH	Inline XBRL Taxonomy Extension Schema Document					Filed
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					Filed
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					Filed
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					Filed
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					Filed
Copies of any exhibit to our Annual Report on Form 10-K listed in the index above will be furnished to shareholders as of the record date without charge upon written request by such shareholder addressed as follows: Corporate Secretary, Bank of Marin Bancorp, 504 Redwood Boulevard, Suite 100, Novato, CA  94947.

ITEM 16.     Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bank of Marin Bancorp (registrant)

March 15, 2021	/s/ Tani Girton
Date	Tani Girton
Executive Vice President & Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated:	March 15, 2021	/s/ Russell A. Colombo
Russell A. Colombo
President & Chief Executive Officer, Director
(Principal Executive Officer)

Dated:	March 15, 2021	/s/ Tani Girton
Tani Girton
Executive Vice President & Chief Financial Officer
(Principal Financial Officer)

Dated:	March 15, 2021	/s/ David A. Merck
David A. Merck
Vice President & Financial Reporting Manager
(Principal Accounting Officer)

Members of Bank of Marin Bancorp's Board of Directors

Dated:	March 15, 2021	/s/ Brian M. Sobel
Brian M. Sobel
Chairman of the Board

Dated:	March 15, 2021	/s/ Steven I. Barlow
Steven I. Barlow

Dated:	March 15, 2021	/s/ James C. Hale
James C. Hale

Dated:	March 15, 2021	/s/ Robert Heller
Robert Heller

Dated:	March 15, 2021	/s/ Norma J. Howard
Norma J. Howard

Dated:	March 15, 2021	/s/ Kevin R. Kennedy
Kevin R. Kennedy

Dated:	March 15, 2021	/s/ William H. McDevitt, Jr.
William H. McDevitt, Jr.

Dated:	March 15, 2021	/s/ Leslie E. Murphy
Leslie E. Murphy

Dated:	March 15, 2021	/s/ Joel Sklar
Joel Sklar, M.D.