Form 10-Q
period 2021-03-31
Bank of Marin Bancorp
filed 2021-05-07
CIK 1403475

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021
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
Yes   ☐    No  ☒

As of April 30, 2021, there were 13,210,129 shares of common stock outstanding.

Page-2

PART I       FINANCIAL INFORMATION

ITEM 1.  Financial Statements

BANK OF MARIN BANCORP CONSOLIDATED STATEMENTS OF CONDITION March 31, 2021 and December 31, 2020

(in thousands, except share data; unaudited)	March 31, 2021	December 31, 2020
Assets
Cash, cash equivalents and restricted cash	$142,819	$200,320
Investment securities:
Held-to-maturity, at amortized cost (net of zero allowance for credit losses at March 31, 2021 and December 31, 2020 )	151,970	109,036
Available-for-sale, at fair value (net of zero allowance for credit losses at March 31, 2021 and December 31, 2020 )	518,568	392,351
Total investment securities	670,538	501,387
Loans, at amortized cost	2,121,772	2,088,556
Allowance for credit losses	(19,958)	(22,874)
Loans, net of allowance for credit losses	2,101,814	2,065,682
Bank premises and equipment, net	4,604	4,919
Goodwill	30,140	30,140
Core deposit intangible	3,627	3,831
Operating lease right-of-use assets	24,559	25,612
Interest receivable and other assets	80,032	80,035
Total assets	$3,058,133	$2,911,926

Liabilities and Stockholders' Equity
Liabilities
Deposits
Non-interest bearing	$1,445,282	$1,354,650
Interest bearing
Transaction accounts	176,390	183,552
Savings accounts	224,748	201,507
Money market accounts	714,824	667,107
Time accounts	94,955	97,433
Total deposits	2,656,199	2,504,249
Borrowings and other obligations	30	58
Subordinated debenture	—	2,777
Operating lease liabilities	25,993	27,062
Interest payable and other liabilities	25,619	19,527
Total liabilities	2,707,841	2,553,673

Stockholders' Equity
Preferred stock, no par value, Authorized - 5,000,000 shares, none issued	—	—
Common stock, no par value, Authorized - 30,000,000 shares; issued and outstanding - 13,326,509 and 13,500,453 at March 31, 2021 and December 31, 2020, respectively	118,386	125,905
Retained earnings	225,600	219,747
Accumulated other comprehensive income, net of taxes	6,306	12,601
Total stockholders' equity	350,292	358,253
Total liabilities and stockholders' equity	$3,058,133	$2,911,926
The accompanying notes are an integral part of these consolidated financial statements (unaudited).
Page-3

BANK OF MARIN BANCORP CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three months ended
(in thousands, except per share amounts; unaudited)	March 31, 2021	March 31, 2020
Interest income
Interest and fees on loans	$20,661	$20,887
Interest on investment securities	3,129	4,165
Interest on federal funds sold and due from banks	42	332
Total interest income	23,832	25,384
Interest expense
Interest on interest-bearing transaction accounts	39	66
Interest on savings accounts	19	16
Interest on money market accounts	286	971
Interest on time accounts	96	161
Interest on borrowings and other obligations	—	2
Interest on subordinated debenture	1,361	49
Total interest expense	1,801	1,265
Net interest income	22,031	24,119
(Reversal of) provision for credit losses on loans	(2,929)	2,200
Net interest income after (reversal of) provision for credit losses	24,960	21,919
Non-interest income
Wealth Management and Trust Services	488	504
Debit card interchange fees	366	360
Service charges on deposit accounts	281	451
Earnings on bank-owned life insurance, net	257	275
Dividends on Federal Home Loan Bank stock	149	208
Merchant interchange fees	57	73
Gains on sale of investment securities, net	—	800
Other income	228	449
Total non-interest income	1,826	3,120
Non-interest expense
Salaries and related benefits	9,208	9,477
Occupancy and equipment	1,751	1,663
Professional services	863	544
Data processing	819	786
Depreciation and amortization	459	526
Information technology	313	250
Amortization of core deposit intangible	204	213
Federal Deposit Insurance Corporation insurance	179	2
Directors' expense	175	174
Charitable contributions	31	167
(Reversal of) provision for credit losses on unfunded loan commitments	(590)	102
Other expense	1,410	1,565
Total non-interest expense	14,822	15,469
Income before provision for income taxes	11,964	9,570
Provision for income taxes	3,017	2,342
Net income	$8,947	$7,228
Net income per common share:
Basic	$0.67	$0.53
Diluted	$0.66	$0.53
Weighted average shares:
Basic	13,363	13,525
Diluted	13,469	13,656
Comprehensive income (loss):
Net income	$8,947	$7,228
Other comprehensive (loss) income
Change in net unrealized gains on available-for-sale securities	(9,082)	9,812
Reclassification adjustment for (gains) on available-for-sale securities included in net income	—	(800)
Amortization of net unrealized losses on securities transferred from available-for-sale to held-to-maturity	143	110
Other comprehensive (loss) income, before tax	(8,939)	9,122
Deferred tax (benefit) expense	(2,644)	2,697
Other comprehensive (loss) income, net of tax	(6,295)	6,425
Total comprehensive income	$2,652	$13,653

The accompanying notes are an integral part of these consolidated financial statements (unaudited).
Page-4

BANK OF MARIN BANCORP CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the three months ended March 31, 2021 and 2020

(in thousands, except share data; unaudited)	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income, Net of Taxes	Total
	Shares	Amount
	Three months ended March 31, 2021
Balance at January 1, 2021	13,500,453	$125,905	$219,747	$12,601	$358,253
Net income	—	—	8,947	—	8,947
Other comprehensive loss	—	—	—	(6,295)	(6,295)
Stock options exercised, net of shares surrendered for cashless exercises and tax withholdings	17,180	38	—	—	38
Stock issued under employee stock purchase plan	778	28	—	—	28
Stock issued under employee stock ownership plan	9,000	332	—	—	332
Restricted stock granted	27,054	—	—	—	—
Restricted stock surrendered for tax withholdings upon vesting	(3,961)	(156)	—	—	(156)
Restricted stock forfeited / cancelled	(3,848)	—	—	—	—
Stock-based compensation - stock options	—	172	—	—	172
Stock-based compensation - restricted stock	—	443	—	—	443
Cash dividends paid on common stock ($0.23 per share)	—	—	(3,094)	—	(3,094)
Stock purchased by directors under director stock plan	519	18	—	—	18
Stock issued in payment of director fees	3,347	117	—	—	117
Stock repurchased, net of commissions	(224,013)	(8,511)	—	—	(8,511)
Balance at March 31, 2021	13,326,509	$118,386	$225,600	$6,306	$350,292
	Three months ended March 31, 2020
Balance at January 1, 2020	13,577,008	$129,058	$203,227	$4,503	$336,788
Net income	—	—	7,228	—	7,228
Other comprehensive income	—	—	—	6,425	6,425
Stock options exercised, net of shares surrendered for cashless exercises and tax withholdings	49,055	824	—	—	824
Stock issued under employee stock purchase plan	547	16	—	—	16
Stock issued under employee stock ownership plan	7,900	324	—	—	324
Restricted stock granted	29,100	—	—	—	—
Restricted stock surrendered for tax withholdings upon vesting	(2,200)	(73)	—	—	(73)
Restricted stock forfeited / cancelled	(5,787)	—	—	—	—
Stock-based compensation - stock options	—	169	—	—	169
Stock-based compensation - restricted stock	—	461	—	—	461
Cash dividends paid on common stock ($0.23 per share)	—	—	(3,127)	—	(3,127)
Stock purchased by directors under director stock plan	400	18	—	—	18
Stock issued in payment of director fees	2,610	117	—	—	117
Stock repurchased, net of commissions	(92,664)	(3,230)	—	—	(3,230)
Balance at March 31, 2020	13,565,969	$127,684	$207,328	$10,928	$345,940

The accompanying notes are an integral part of these consolidated financial statements (unaudited).

Page-5

BANK OF MARIN BANCORP CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended March 31, 2021 and 2020

(in thousands; unaudited)	March 31, 2021	March 31, 2020
Cash Flows from Operating Activities:
Net income	$8,947	$7,228
Adjustments to reconcile net income to net cash provided by operating activities:
(Reversal of) provision for credit losses on loans	(2,929)	2,200
(Reversal of) provision for credit losses on unfunded loan commitments	(590)	102
Noncash contribution expense to employee stock ownership plan	332	324
Noncash director compensation expense	162	75
Stock-based compensation expense	615	630
Amortization of core deposit intangible	204	213
Amortization of investment security premiums, net of accretion of discounts	685	(93)
Accretion of (discounts) premiums on acquired loans	(33)	11
Accretion of discount on subordinated debenture	1,347	17
Net change in deferred loan origination costs/fees	2,658	(225)
Gain on sale of investment securities	—	(800)
Depreciation and amortization	459	526
Earnings on bank-owned life insurance policies	(257)	(275)
Net changes in:
Interest receivable and other assets	2,901	293
Interest payable and other liabilities	(2,065)	(701)
Total adjustments	3,489	2,297
Net cash provided by operating activities	12,436	9,525
Cash Flows from Investing Activities:
Purchase of held-to-maturity securities	(41,607)	—
Purchase of available-for-sale securities	(151,828)	(54,902)
Proceeds from sale of available-for-sale securities	—	27,442
Proceeds from paydowns/maturities of held-to-maturity securities	8,600	6,217
Proceeds from paydowns/maturities of available-for-sale securities	16,060	20,924
Loans originated and principal collected, net	(36,543)	1,117
Purchase of bank-owned life insurance policies	—	(941)
Purchase of premises and equipment	(144)	(146)
Cash paid for low income housing tax credit investment	(313)	(1,251)
Net cash used in investing activities	(205,775)	(1,540)
Cash Flows from Financing Activities:
Net increase (decrease) in deposits	151,950	(29,379)
Proceeds from stock options exercised	38	824
Payment of tax withholdings for vesting of restricted stock	(156)	(73)
Proceeds from stock issued under employee and director stock purchase plans	46	34
Stock repurchased, net of commissions	(8,792)	(3,333)
Repayment of subordinated debenture including execution costs	(4,126)	—
Repayment of finance lease obligations	(28)	(45)
Cash dividends paid on common stock	(3,094)	(3,127)
Net cash provided by (used in) financing activities	135,838	(35,099)
Net decrease in cash, cash equivalents and restricted cash	(57,501)	(27,114)
Cash, cash equivalents and restricted cash at beginning of period	200,320	183,388
Cash, cash equivalents and restricted cash at end of period	$142,819	$156,274
Supplemental disclosure of cash flow information:
Cash paid in interest	$492	$1,260
Cash paid in income taxes	$—	$—
Supplemental disclosure of noncash investing and financing activities:
Change in net unrealized gain or loss on available-for-sale securities	$(9,082)	$9,812
Amortization of net unrealized loss on available-for-sale securities transferred to held-to-maturity	$143	$110
Purchase of investment security not yet settled	$10,000	$—
Stock issued to employee stock ownership plan	$332	$324
Stock issued in payment of director fees	$117	$117
Repurchase of stock not yet settled	$132	$—
Restricted cash[1]	$—	$—
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
Page-6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1:  Basis of Presentation

The consolidated financial statements include the accounts of Bank of Marin Bancorp (“Bancorp”), a bank holding company, and its wholly-owned bank subsidiary, Bank of Marin (the “Bank”), a California state-chartered commercial bank. References to “we,” “our,” “us” mean Bancorp and the Bank that are consolidated for financial reporting purposes. The accompanying unaudited consolidated interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles ("GAAP") have been condensed or omitted pursuant to those rules and regulations. Certain items in prior financial statements have been reclassified to conform to the current presentation. Although we believe that the disclosures are adequate and the information presented is not misleading, we suggest that these interim financial statements be read in conjunction with the annual financial statements and the notes thereto included in our 2020 Annual Report on Form 10-K.  In the opinion of management, the unaudited consolidated financial statements reflect all adjustments, which are necessary for a fair presentation of the consolidated financial position, the results of operations, changes in comprehensive income, changes in stockholders’ equity, and cash flows for the periods presented. All material intercompany transactions have been eliminated. The results of these interim periods may not be indicative of the results for the full year or for any other period.

The NorCal Community Bancorp Trust II (the "Trust") was formed for the sole purpose of issuing trust preferred securities. Bancorp is not considered the primary beneficiary of the Trust (a variable interest entity), therefore the Trust is not consolidated in our consolidated financial statements, but rather the subordinated debenture is shown as a liability on our consolidated statements of condition. Bancorp's investment in the securities of the Trust is accounted for under the equity method and is included in interest receivable and other assets on the consolidated statements of condition. Refer to Note 6, Borrowings, for additional information on the subordinated debenture due to NorCal Community Bancorp Trust II and the early redemption that occurred on March 15, 2021.

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

	Three months ended
(in thousands, except per share data)	March 31, 2021	March 31, 2020
Weighted average basic common shares outstanding	13,363	13,525
Potentially dilutive common shares related to:
Stock options	81	106
Unvested restricted stock awards	25	25
Weighted average diluted shares outstanding	13,469	13,656
Net income	$8,947	$7,228
Basic EPS	$0.67	$0.53
Diluted EPS	$0.66	$0.53
Weighted average anti-dilutive common shares not included in the calculation of diluted EPS	80	70

Page-7

Note 2: Recently Adopted and Issued Accounting Standards

Accounting Standards Adopted in 2021

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (ASC Topic 740): Simplifying the Accounting for Income Taxes. This ASU is intended to reduce the cost and complexity related to accounting for income taxes by removing certain exceptions to the guidance in ASC 740 related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and simplifying aspects of the accounting for franchise taxes and enacted changes in tax laws or rates. We adopted this ASU prospectively on January 1, 2021, which did not have a material impact on our financial condition or results of operations.

In January 2020, the FASB issued ASU No. 2020-01, Investments - Equity Securities (ASC Topic 321), Investments - Equity Method and Joint Ventures (ASC Topic 323), and Derivatives and Hedging (ASC Topic 815) - Clarifying the Interactions between ASC 321, ASC 323, and ASC 815. Among other things, this ASU clarifies that a company should consider observable transactions that require a company to either apply or discontinue the equity method of accounting under ASC 323, for the purposes of applying the measurement alternative in accordance with ASC 321. We adopted this ASU prospectively on January 1, 2021, which did not have a material impact on our financial condition or results of operations.

In October 2020, the FASB issued ASU No. 2020-08, Codification Improvements to Subtopic 310-20, Receivables—Nonrefundable Fees and Other Costs. This ASU was issued as part of the Board's ongoing project to improve codification or correct unintended application. This ASU adds clarification to ASU 2017-08, which the Bank early-adopted in 2017, and delineates whether an entity with callable debt securities that have multiple call dates should amortize the amount above that which is repayable, to the next call date. We adopted this ASU prospectively on January 1, 2021. Because this ASU was narrow in scope and for clarification purposes, it did not have a material impact on our financial condition and results of operations.

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

Page-8

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

The following table summarizes our assets and liabilities that were required to be recorded at fair value on a recurring basis.

(in thousands) Description of Financial Instruments	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Measurement Categories: Changes in Fair Value Recorded In1
March 31, 2021
Securities available-for-sale:
Mortgage-backed securities and collateralized mortgage obligations issued by U.S. government-sponsored agencies	$287,323	$—	$287,323	$—	OCI
SBA-backed securities	29,218	—	29,218	—	OCI
Debentures of government sponsored agencies	74,473	—	74,473	—	OCI
Obligations of state and political subdivisions	121,765	—	121,765	—	OCI
Corporate bonds	5,789	—	5,789	—	OCI
Derivative financial liabilities (interest rate contracts)	1,193	—	1,193	—	NI
December 31, 2020
Securities available-for-sale:
Mortgage-backed securities and collateralized mortgage obligations issued by U.S. government-sponsored agencies	$228,651	$—	$228,651	$—	OCI
SBA-backed securities	32,862	—	36,286	—	OCI
Debentures of government sponsored agencies	20,186	—	20,186	—	OCI
Obligations of state and political subdivisions	110,652	—	110,652	—	OCI
Derivative financial liabilities (interest rate contracts)	1,912	—	1,912	—	NI
 1 Other comprehensive income ("OCI") or net income ("NI").

Available-for-sale securities are recorded at fair value on a recurring basis. When available, quoted market prices (Level 1) are used to determine the fair value of available-for-sale securities. If quoted market prices are not available, we obtain pricing information from a reputable third-party service provider, who may utilize valuation techniques that use current market-based or independently sourced parameters, such as bid/ask prices, dealer-quoted prices, interest rates, benchmark yield curves, prepayment speeds, probability of default, loss severity and credit spreads (Level 2).   Level 2 securities include obligations of state and political subdivisions, U.S. agencies or government-sponsored agencies' debt securities, mortgage-backed securities, government agency-issued, privately-issued collateralized mortgage obligations, and corporate bonds. As of March 31, 2021 and December 31, 2020, there were no Level 1 or Level 3 securities.

Held-to-maturity securities may be written down to fair value as a result of impairment through a provision for credit losses in investments securities. We did not record any write-downs during the three months ended March 31, 2021 or March 31, 2020. Fair value of held-to-maturity securities is determined using the same techniques discussed above for available-for-sale securities.

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
Page-9

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

Certain financial assets may be measured at fair value on a non-recurring basis. These assets are subject to fair value adjustments that result from the application of the lower of cost or fair value accounting or write-downs of individual assets, such as impaired loans that are collateral dependent and other real estate owned ("OREO"). As of March 31, 2021 and December 31, 2020, we did not carry any assets measured at fair value on a non-recurring basis.

Disclosures about Fair Value of Financial Instruments

The table below is a summary of fair value estimates for financial instruments as of March 31, 2021 and December 31, 2020, excluding financial instruments recorded at fair value on a recurring basis (summarized in the first table in this note). The carrying amounts in the following table are recorded in the consolidated statements of condition under the indicated captions. Further, we have not disclosed the fair value of financial instruments specifically excluded from disclosure requirements such as bank-owned life insurance policies ("BOLI") and non-maturity deposit liabilities. Additionally, we held shares of Federal Home Loan Bank ("FHLB") of San Francisco stock and Visa Inc. Class B common stock, both recorded at cost, as there was no impairment or changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer as of March 31, 2021 or December 31, 2020. The values are discussed in Note 4, Investment Securities.

	March 31, 2021			December 31, 2020
(in thousands)	Carrying Amounts	Fair Value	Fair Value Hierarchy	Carrying Amounts	Fair Value	Fair Value Hierarchy
Financial assets (recorded at amortized cost)
Cash and cash equivalents	$142,819	$142,819	Level 1	$200,320	$200,320	Level 1
Investment securities held-to-maturity	151,970	156,756	Level 2	109,036	115,185	Level 2
Loans, net	2,101,814	2,114,691	Level 3	2,065,682	2,089,192	Level 3
Interest receivable	10,589	10,589	Level 2	10,922	10,922	Level 2
Financial liabilities (recorded at amortized cost)
Time deposits	94,955	95,241	Level 2	97,433	97,769	Level 2
Subordinated debenture	—	—	Level 3	2,777	3,115	Level 3
Interest payable	59	59	Level 2	97	97	Level 2

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

The value of unrecognized financial instruments is estimated based on the fee income associated with the commitments which, in the absence of credit exposure, is considered to approximate their settlement value. The fair value of commitment fees was not material as of March 31, 2021 or December 31, 2020.

Page-10

Note 4:  Investment Securities

Our investment securities portfolio consists of obligations of state and political subdivisions, U.S. Corporations, U.S. federal government agencies such as Government National Mortgage Association ("GNMA") and Small Business Administration ("SBA"), U.S. government-sponsored enterprises ("GSEs"), such as Federal National Mortgage Association ("FNMA"), Federal Home Loan Mortgage Corporation ("FHLMC"), Federal Farm Credit Banks Funding Corporation and FHLB. We also invest in residential and commercial mortgage-backed securities (“MBS”/"CMBS") and collateralized mortgage obligations (“CMOs”) issued or guaranteed by the GSEs, as reflected in the following table.

A summary of the amortized cost, fair value and allowance for credit losses related to securities held-to-maturity as of March 31, 2021 and December 31, 2020 is presented below.

Held-to-maturity:	Amortized Cost [1]	Allowance for Credit Losses	Net Carrying Amount	Gross Unrealized		Fair Value
(in thousands)				Gains	(Losses)
March 31, 2021
Securities of U.S. government-sponsored enterprises:
MBS pass-through securities issued by FHLMC and FNMA	$78,227	$—	$78,227	$3,283	$—	$81,510
CMOs issued by FHLMC	30,207	—	30,207	1,105	(189)	31,123
CMOs issued by FNMA	7,305	—	7,305	347	—	7,652
SBA-backed securities	5,699	—	5,699	227	—	5,926
Debentures of government-sponsored agencies	29,950	—	29,950	—	—	29,950
Obligations of state and political subdivisions	582	—	582	13	—	595
Total held-to-maturity	$151,970	$—	$151,970	$4,975	$(189)	$156,756
December 31, 2020
Securities of U.S. government-sponsored enterprises:
MBS pass-through securities issued by FHLMC and FNMA	$65,579	$—	$65,579	$3,924	$—	$69,503
CMOs issued by FHLMC	27,201	—	27,201	1,441	—	28,642
CMOs issued by FNMA	8,042	—	8,042	363	—	8,405
SBA-backed securities	6,547	—	6,547	400	—	6,947
Obligations of state and political subdivisions	1,667	—	1,667	21	—	1,688
Total held-to-maturity	$109,036	$—	$109,036	$6,149	$—	$115,185
[1] Amortized cost and fair values exclude accrued interest receivable of $295 thousand and $366 thousand at March 31, 2021 and December 31, 2020, respectively, which is included in interest receivable and other assets in the consolidated statements of condition.

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

Page-11

The following table summarizes the amortized cost of our portfolio of held-to-maturity securities issued by states and political subdivisions by Moody's and/or Standard & Poor's bond ratings as of March 31, 2021.

(in thousands)	Obligations of state and political subdivisions
AA	$377
A	205
Total	$582

A summary of the amortized cost, fair value and allowance for credit losses related to securities available-for-sale as of March 31, 2021 and December 31, 2020 is presented below.

Available-for-sale:	Amortized Cost [1]	Gross Unrealized		Allowance for Credit Losses	Fair Value
(in thousands)		Gains	(Losses)
March 31, 2021
Securities of U.S. government-sponsored enterprises:
MBS pass-through securities issued by FHLMC and FNMA	$65,871	$2,199	$(56)	$—	$68,014
CMOs issued by FHLMC	168,589	5,525	(948)	—	173,166
CMOs issued by FNMA	21,663	537	(31)	—	22,169
CMOs issued by GNMA	23,738	236	—	—	23,974
SBA-backed securities	28,059	1,212	(53)	—	29,218
Debentures of government- sponsored agencies	76,313	201	(2,041)	—	74,473
Obligations of state and political subdivisions	118,118	3,842	(195)	—	121,765
Corporate bonds	5,986	—	(197)	—	5,789
Total available-for-sale	$508,337	$13,752	$(3,521)	$—	$518,568
December 31, 2020
Securities of U.S. government-sponsored enterprises:
MBS pass-through securities issued by FHLMC and FNMA	$50,686	$2,530	$—	$—	$53,216
CMOs issued by FHLMC	143,267	7,925	(1)	—	151,191
CMOs issued by FNMA	16,450	580	—	—	17,030
CMOs issued by GNMA	6,863	351	—	—	7,214
SBA-backed securities	30,941	1,976	(55)	—	32,862
Debentures of government- sponsored agencies	19,944	266	(24)	—	20,186
Obligations of state and political subdivisions	104,887	5,765	—	—	110,652
Total available-for-sale	$373,038	$19,393	$(80)	$—	$392,351
[1] Amortized cost and fair value exclude accrued interest receivable of $1.9 million at both March 31, 2021 and December 31, 2020, which is included in interest receivable and other assets in the consolidated statements of condition.

The amortized cost and fair value of investment debt securities by contractual maturity at March 31, 2021 and December 31, 2020 are shown below. Expected maturities may differ from contractual maturities if the issuers of the securities have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2021				December 31, 2020
	Held-to-Maturity		Available-for-Sale		Held-to-Maturity		Available-for-Sale
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$246	$248	$15,013	$15,219	$246	$250	$11,530	$11,687
After one but within five years	8,847	9,284	55,101	57,955	7,550	7,961	59,028	62,397
After five years through ten years	62,415	65,241	193,424	198,301	52,113	55,872	144,908	154,089
After ten years	80,462	81,983	244,799	247,093	49,127	51,102	157,572	164,178
Total	$151,970	$156,756	$508,337	$518,568	$109,036	$115,185	$373,038	$392,351

Page-12

Sales of investment securities and gross gains and losses are shown in the following table:

	Three months ended
(in thousands)	March 31, 2021	March 31, 2020
Available-for-sale:
Sales proceeds	$—	$27,442
Gross realized gains	—	800

Pledged investment securities are shown in the following table:

(in thousands)	March 31, 2021	December 31, 2020
Pledged to the State of California:
Secure public deposits in compliance with the Local Agency Security Program	$123,085	$131,051
Collateral for trust deposits	735	751
Total investment securities pledged to the State of California	123,820	131,802
Collateral for Wealth Management and Trust Services checking account	614	629
Total pledged investment securities	$124,434	$132,431

There were 29 and 10 securities in unrealized loss positions at March 31, 2021 and December 31, 2020, respectively. Those securities are summarized and classified according to the duration of the loss period in the tables below:

March 31, 2021	< 12 continuous months		≥ 12 continuous months		Total securities in a loss position
(in thousands)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
Held-to-maturity:
CMOs issued by FHLMC	$4,235	$(189)	$—	$—	$4,235	$(189)
Total held-to-maturity	4,235	(189)	—	—	4,235	(189)
Available-for-sale:
MBS pass-through securities issued by FHLMC and FNMA	10,013	(56)	—	—	10,013	(56)
SBA-backed securities	—	—	1,699	(53)	1,699	(53)
CMOs issued by FNMA	7,304	(31)	—	—	7,304	(31)
CMOs issued by FHLMC	32,658	(948)	—	—	32,658	(948)
Debentures of government- sponsored agencies	53,289	(2,041)	—	—	53,289	(2,041)
Obligations of state and political subdivisions	28,529	(195)	—	—	28,529	(195)
Corporate bonds	5,789	(197)	—	—	5,789	(197)
Total available-for-sale	137,582	(3,468)	1,699	(53)	139,281	(3,521)
Total temporarily impaired securities	$141,817	$(3,657)	$1,699	$(53)	$143,516	$(3,710)

December 31, 2020	< 12 continuous months		≥ 12 continuous months		Total securities in a loss position
(in thousands)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
Available-for-sale:
SBA-backed securities	$—	$—	$1,790	$(55)	$1,790	$(55)
CMOs issued by FHLMC	5,975	(1)	—	—	5,975	(1)
Debentures of government- sponsored agencies	3,943	(24)	—	—	3,943	(24)
Total available-for-sale	9,918	(25)	1,790	(55)	11,708	(80)
Total temporarily impaired securities	$9,918	$(25)	$1,790	$(55)	$11,708	$(80)

As of March 31, 2021, the investment portfolio included 5 investment securities that had been in a continuous loss position for twelve months or more and 24 investment securities that had been in a loss position for less than twelve months.
Page-13

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
At March 31, 2021, management determined that it did not intend to sell any investment securities with unrealized losses, and it is more likely than not that we will not be required to sell securities with unrealized losses before recovery of their amortized cost. Therefore, no allowances for credit losses has been recognized on available for sale securities in an unrealized loss position as management does not believe any of the securities are impaired due to reasons of credit quality at March 31, 2021.

Non-Marketable Securities Included in Other Assets

FHLB Capital Stock

As a member of the FHLB, we are required to maintain a minimum investment in FHLB capital stock determined by the Board of Directors of the FHLB. The minimum investment requirements can increase in the event we increase our total asset size or borrowings with the FHLB. Shares cannot be purchased or sold except between the FHLB and its members at the $100 per share par value. We held $11.9 million of FHLB stock included in other assets on the consolidated statements of condition at both March 31, 2021 and December 31, 2020. The carrying amounts of these investments are reasonable estimates of fair value because the securities are restricted to member banks and they do not have a readily determinable market value. Based on our analysis of FHLB's financial condition and certain qualitative factors, we determined that the FHLB stock was not impaired at March 31, 2021 and December 31, 2020. On April 29, 2021, FHLB announced a cash dividend for the first quarter of 2021 at an annualized dividend rate of 6.00% to be distributed in mid-May 2021. Cash dividends paid on FHLB capital stock are recorded as non-interest income.

VISA Inc. Class B Common Stock

As a member bank of Visa U.S.A., we held 10,439 shares of Visa Inc. Class B common stock at March 31, 2021 and December 31, 2020. These shares have a carrying value of zero and are restricted from resale to non-member banks of Visa U.S.A. until their conversion into Class A (voting) shares upon the termination of Visa Inc.'s Covered Litigation escrow account. Because of the restriction and the uncertainty on the conversion rate to Class A shares, these shares lack a readily determinable fair value. When converting this Class B common stock to Class A common stock based on the estimated conversion rate of 1.6228 both at March 31, 2021 and December 31, 2020, and the closing stock price of Class A shares at those respective dates, the converted value of our shares of Class B common stock would have been $3.6 million and $3.7 million at March 31, 2021 and December 31, 2020, respectively. The conversion rate is subject to further adjustment upon the final settlement of the covered litigation against Visa Inc. and its member banks. As such, the fair value of these Class B shares can differ significantly from their converted values. For further information, refer to Note 8, Commitments and Contingencies.

Low Income Housing Tax Credits

We invest in low-income housing tax credit funds as a limited partner, which totaled $3.4 million and $3.5 million recorded in other assets as of March 31, 2021 and December 31, 2020, respectively. In the first three months of 2021, we recognized $160 thousand of low-income housing tax credits and other tax benefits, offset by $135 thousand of amortization expense of low-income housing tax credit investment, as a component of income tax expense. As of March 31, 2021, our unfunded commitments for these low-income housing tax credit funds totaled $508 thousand. We did not recognize any impairment losses on these low-income housing tax credit investments during the first three months of 2021 or 2020, as the value of the future tax benefits exceeds the carrying value of the investments.

Page-14

Note 5:  Loans and Allowance for Credit Losses

Under the accounting relief provisions of the Coronavirus Aid, Relief and Economic Security ("CARES") Act passed in March 2020, we postponed the adoption of the CECL standard form January 1, 2020 to December 31, 2020. Upon adoption we used a modified retrospective method effective October 1, 2020 (the beginning of the first reporting period in which the standard was effective due to the postponement of CECL) through a cumulative adjustment to retained earnings. The cumulative adjustment to retained earnings was recorded, net of taxes, based on economic forecasts and other assumptions as of December 31, 2019. Results for reporting periods beginning after September 30, 2020 have been presented under the new standard while prior period amounts continue to be reported in accordance with previously applicable GAAP. Certain prior period credit quality disclosures related to impaired loans and individually and collectively evaluated loans were superseded with the CECL accounting standards and have not been included below. Refer to Notes 1 and 3 under Part II, Item 8, of our 2020 Form 10-K for for additional information regarding the adoption of CECL. In addition, refer to Note 5 under Part I, Item 1, of our March 31, 2020 Form 10-Q for prior period information.

The following table presents the amortized cost of loans by class as of March 31, 2021 and December 31, 2020.

(in thousands)	March 31, 2021	December 31, 2020
Commercial and industrial	$545,069	$498,408
Real estate:
Commercial owner-occupied	308,266	304,963
Commercial investor-owned	955,021	961,208
Construction	71,066	73,046
Home equity	96,575	104,813
Other residential	124,383	123,395
Installment and other consumer loans	21,392	22,723
Total loans, at amortized cost [1]	2,121,772	2,088,556
Allowance for credit losses on loans	(19,958)	(22,874)
Total loans, net	$2,101,814	$2,065,682
1 Amortized cost includes net deferred loan origination fees of $(6.7) million and $(4.9) million at March 31, 2021 and December 31, 2020, respectively. Amounts are also net of unrecognized purchase discounts of $782 thousand and $815 thousand at March 31, 2021 and December 31, 2020, respectively. Amortized cost excludes accrued interest, which totaled $8.5 million and $8.8 million at March 31, 2021 and December 31, 2020, respectively, and is included in interest receivable and other assets in the consolidated statements of condition.

Lending Risks

Commercial and Industrial Loans - Commercial loans are generally made to established small and mid-sized businesses to provide financing for their growth and working capital needs, equipment purchases and acquisitions.  Management examines historical, current, and projected cash flows to determine the ability of the borrower to repay obligations as agreed. Commercial loans are made based primarily on the identified cash flows of the borrower and secondarily on the underlying collateral and guarantor support. The cash flows of borrowers, however, may not occur as expected, and the collateral securing these loans may fluctuate in value. Most commercial and industrial loans are secured by the assets being financed, such as accounts receivable and inventory, and typically include personal guarantees. We target stable businesses with guarantors who provide additional sources of repayment and have proven to be resilient in periods of economic stress.  A weakened economy, and resultant decreased consumer and/or business spending, may have an effect on the credit quality of commercial loans.

In April 2020, the Bank began participating in the Small Business Administration's ("SBA") Paycheck Protection Program ("PPP"). As of March 31, 2021, there were 2,513 PPP loans outstanding. PPP loans totaling $365.0 million (net of $8.0 million in unrecognized fees and costs) and $291.6 million (net of $5.4 million in unrecognized fees and costs) as of March 31, 2021 and December 31, 2020, respectively, were included in commercial and industrial loan balances. Of the PPP loans outstanding as of March 31, 2021, 841 loans totaling $119.5 million funded during the first quarter of 2021 under the second round of the PPP stimulus plan. PPP loans have terms of two to five years and earn interest at 1%. In addition, the SBA paid the Bank a fee of 1%-5% depending on the loan amount, which was netted with loan origination costs and accreted/amortized into interest income using the effective yield method over the contractual life of each loan. The recognition of fees and costs is accelerated when the SBA forgives the loan and/or the loan is paid off prior to maturity. PPP loans are fully
Page-15

guaranteed by the SBA and have virtually no risk of loss. We expect the vast majority of the PPP loans to be fully forgiven by the SBA.

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
Page-16

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

The following tables present the loan portfolio by loan class, origination year and internal risk rating as of March 31, 2021 and December 31, 2020. Generally, existing term loans that were re-underwritten are reflected in the table in the year of renewal. Lines of credit that have a conversion feature at the time of origination, such as construction to perm loans, are presented by year of origination.

(in thousands)	Term Loans - Amortized Cost by Origination Year						Revolving Loans Amortized Cost
March 31, 2021	2021	2020	2019	2018	2017	Prior		Total
Commercial and industrial:
Pass	$116,598	$264,838	$21,201	$11,692	$4,111	$36,865	$76,742	$532,047
Special Mention	—	—	812	598	115	8	8,954	10,487
Substandard	—	1,649	390	—	—	—	496	2,535
Total commercial and industrial	$116,598	$266,487	$22,403	$12,290	$4,226	$36,873	$86,192	$545,069
Commercial real estate, owner-occupied:
Pass	$10,035	$30,459	$27,147	$41,816	$41,962	$110,896	$—	$262,315
Special Mention	—	—	—	2,363	17,076	12,863	—	32,302
Substandard	—	7,147	297	—	—	6,205	—	13,649
Total commercial real estate, owner-occupied	$10,035	$37,606	$27,444	$44,179	$59,038	$129,964	$—	$308,266
Commercial real estate, investor-owned:
Pass	$29,585	$161,213	$146,537	$170,153	$87,813	$336,840	$110	$932,251
Special Mention	—	—	6,808	—	1,811	4,581	—	13,200
Substandard	—	—	2,715	4,428	—	2,427	—	9,570
Total commercial real estate, investor-owned	$29,585	$161,213	$156,060	$174,581	$89,624	$343,848	$110	$955,021
Construction:
Pass	$6,533	$29,510	$26,108	$8,915	$—	$—	$—	$71,066
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total construction	$6,533	$29,510	$26,108	$8,915	$—	$—	$—	$71,066
Home equity:
Pass	$—	$—	$—	$—	$—	$793	$95,115	$95,908
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	388	279	667
Total home equity	$—	$—	$—	$—	$—	$1,181	$95,394	$96,575
Other residential:
Pass	$5,524	$33,498	$29,371	$23,363	$10,520	$22,107	$—	$124,383
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total other residential	$5,524	$33,498	$29,371	$23,363	$10,520	$22,107	$—	$124,383
Installment and other consumer:
Pass	$1,757	$2,169	$3,334	$3,076	$1,260	$8,111	$1,685	$21,392
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total installment and other consumer	$1,757	$2,169	$3,334	$3,076	$1,260	$8,111	$1,685	$21,392
Page-17

(in thousands)	Term Loans - Amortized Cost by Origination Year						Revolving Loans Amortized Cost
March 31, 2021	2021	2020	2019	2018	2017	Prior		Total
Total loans:
Pass	$170,032	$521,687	$253,698	$259,015	$145,666	$515,612	$173,652	$2,039,362
Total Special Mention	$—	$—	$7,620	$2,961	$19,002	$17,452	$8,954	$55,989
Total Substandard	$—	$8,796	$3,402	$4,428	$—	$9,020	$775	$26,421
Totals	$170,032	$530,483	$264,720	$266,404	$164,668	$542,084	$183,381	$2,121,772

(in thousands)	Term Loans - Amortized Cost by Origination Year						Revolving Loans Amortized Cost
December 31, 2020	2020	2019	2018	2017	2016	Prior		Total
Commercial and industrial:
Pass	$308,237	$22,589	$12,596	$4,508	$5,915	$34,282	$85,889	$474,016
Special Mention	—	2,034	1,318	141	11	49	19,092	22,645
Substandard	1,747	—	—	—	—	—	—	1,747
Total commercial and industrial	$309,984	$24,623	$13,914	$4,649	$5,926	$34,331	$104,981	$498,408
Commercial real estate, owner-occupied:
Pass	$31,029	$27,581	$32,603	$43,843	$12,768	$101,014	$—	$248,838
Special Mention	—	—	11,764	17,062	7,343	6,601	—	42,770
Substandard	7,147	—	—	—	6,208	—	—	13,355
Total commercial real estate, owner-occupied	$38,176	$27,581	$44,367	$60,905	$26,319	$107,615	$—	$304,963
Commercial real estate, investor-owned:
Pass	$162,300	$144,751	$173,955	$100,842	$94,862	$253,611	$117	$930,438
Special Mention	—	10,695	—	1,819	—	8,124	—	20,638
Substandard	—	2,716	4,435	—	1,553	1,428	—	10,132
Total commercial real estate, investor-owned	$162,300	$158,162	$178,390	$102,661	$96,415	$263,163	$117	$961,208
Construction:
Pass	$31,654	$30,150	$11,242	$—	$—	$—	$—	$73,046
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total construction	$31,654	$30,150	$11,242	$—	$—	$—	$—	$73,046
Home equity:
Pass	$—	$—	$—	$—	$128	$694	$102,614	$103,436
Special Mention	—	—	—	—	—	—	799	799
Substandard	—	—	—	—	—	391	187	578
Total home equity	$—	$—	$—	$—	$128	$1,085	$103,600	$104,813
Other residential:
Pass	$34,447	$31,079	$23,673	$10,574	$6,035	$17,587	$—	$123,395
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total other residential	$34,447	$31,079	$23,673	$10,574	$6,035	$17,587	$—	$123,395
Installment and other consumer:
Pass	$2,361	$4,382	$3,483	$1,543	$3,423	$4,921	$2,593	$22,706
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	17	—	—	—	17
Total installment and other consumer	$2,361	$4,382	$3,483	$1,560	$3,423	$4,921	$2,593	$22,723
Total loans:
Pass	$570,028	$260,532	$257,552	$161,310	$123,131	$412,109	$191,213	$1,975,875
Total Special Mention	$—	$12,729	$13,082	$19,022	$7,354	$14,774	$19,891	$86,852
Total Substandard	$8,894	$2,716	$4,435	$17	$7,761	$1,819	$187	$25,829
Totals	$578,922	$275,977	$275,069	$180,349	$138,246	$428,702	$211,291	$2,088,556

Page-18

The following table shows the amortized cost of loans by class, payment aging and non-accrual status as of March 31, 2021 and December 31, 2020.

Loan Aging Analysis by Class
(in thousands)	Commercial and industrial	Commercial real estate, owner-occupied	Commercial real estate, investor-owned	Construction	Home equity	Other residential	Installment and other consumer	Total
March 31, 2021
30-59 days past due	$—	$—	$791	$—	$120	$—	$136	$1,047
60-89 days past due	—	—	—	—	96	—	—	96
90 days or more past due	—	—	878	—	—	—	—	878
Total past due	—	—	1,669	—	216	—	136	2,021
Current	545,069	308,266	953,352	71,066	96,359	124,383	21,256	2,119,751
Total loans [1]	$545,069	$308,266	$955,021	$71,066	$96,575	$124,383	$21,392	$2,121,772
Non-accrual loans [2]	$—	$7,147	$1,603	$—	$455	$—	$—	$9,205
Non-accrual loans with no allowance	$—	$7,147	$1,603	$—	$455	$—	$—	$9,205
December 31, 2020
30-59 days past due	$—	$—	$1,673	$—	$274	$—	$136	$2,083
60-89 days past due	—	—	—	—	—	—	622	622
90 days or more past due	—	—	—	—	—	—	—	—
Total past due	—	—	1,673	—	274	—	758	2,705
Current	498,408	304,963	959,535	73,046	104,539	123,395	21,965	2,085,851
Total loans [1]	$498,408	$304,963	$961,208	$73,046	$104,813	$123,395	$22,723	$2,088,556
Non-accrual loans [2]	$—	$7,147	$1,610	$—	$459	$—	$17	$9,233
Non-accrual loans with no allowance	$—	$7,147	$1,610	$—	$459	$—	$17	$9,233
1 There were no loans past due more than ninety days accruing interest at March 31, 2021 or December 31, 2020.
2 None of the non-accrual loans as of March 31, 2021 or December 31, 2020 were earning interest on a cash basis. We recognized no interest income on non-accrual loans for the three months ended March 31, 2021 and 2020. There were no new loans placed on non accrual status during the three months ended March 31, 2021. Accrued interest of $13 thousand was reversed from interest income for loans that were placed on non-accrual status during the three months ended March 31, 2020.

Collateral Dependent Loans

The following table presents the amortized cost basis of individually analyzed collateral-dependent non-accrual loans by class at March 31, 2021 and December 31, 2020.

	Amortized Cost by Collateral Type
(in thousands)	Commercial Real Estate	Residential Real Estate	Other	Total	Allowance for Credit Losses
March 31, 2021
Commercial real estate, owner-occupied	$7,147	$—	$—	$7,147	$—
Commercial real estate, investor-owned	1,603	—	—	1,603	—
Home equity	—	454	—	454	—
Total	$8,750	$454	$—	$9,204	$—
December 31, 2020
Commercial real estate, owner-occupied	$7,147	$—	$—	$7,147	$—
Commercial real estate, investor-owned	1,610	—	—	1,610	—
Home equity	—	459	—	459	—
Installment and other consumer	—	—	17	17	—
Total	$8,757	$459	$17	$9,233	$—

No collateral-dependent loans were in process of foreclosure at March 31, 2021 or December 31, 2020. In addition, the weighted average loan-to-value of collateral dependent loans was approximately 59.2% at both March 31, 2021 and December 31, 2020.

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
Page-19

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

There were no loans removed from TDR designation during the three months ended March 31, 2021 and 2020.

In accordance with section 4013 of the CARES Act, subsequently amended by section 541 of the Economic Aid Act, we elected to apply the temporary accounting relief provisions for loan modifications that met certain criteria, which would otherwise be designated TDRs under existing GAAP. As of March 31, 2021, 13 borrowing relationships with 20 loans totaling $65.4 million were continuing to benefit from payment relief. Subsequent to quarter end and prior to the filing of this report, two relationships with three loans totaling $6.2 million transitioned out of the payment relief program and began making normal contractual payments. The weighted average loan-to-value ratio of the remaining payment relief loans was 40%. We accrue and recognize interest income on loans under payment relief based on the original contractual interest rates. When payments resume at the end of the relief period, the payments will generally be applied to accrued interest due until accrued interest is fully paid.

The following table summarizes the carrying amount of TDR loans by loan class as of March 31, 2021 and December 31, 2020.

(in thousands)
Recorded Investment in Troubled Debt Restructurings [1]	March 31, 2021	December 31, 2020
Commercial and industrial	$854	$1,021
Commercial real estate, owner-occupied	7,147	7,147
Commercial real estate, investor-owned	1,741	3,305
Home equity	277	281
Installment and other consumer	756	752
Total	$10,775	$12,506
1TDR loans on non-accrual status totaled $7.4 million at both March 31, 2021 and December 31, 2020. Unfunded commitments for TDR loans totaled $845 thousand as of March 31, 2021

The following table presents information for loans modified in a TDR during the presented periods, including the number of modified contracts, the recorded investment in the loans prior to modification, and the recorded investment in the loans at period end after being restructured. The table excludes fully charged-off TDR loans and loans modified in a TDR and subsequently paid-off during the years presented, if applicable.

(dollars in thousands)	Number of Contracts Modified	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment at Period End
TDRs during the three months ended March 31, 2021:
None	—	$—	$—	$—
TDRs during the three months ended March 31, 2020:
Commercial and industrial	1	$170	$162	$144
Installment and other consumer	2	103	103	103
Total	3	$273	$265	$247

The loans modified in 2020 reflected debt consolidation, interest rate concessions, and/or other loan term and payment modifications. During the three months ended March 31, 2021 and 2020, there were no defaults on loans that had been modified in a TDR within the prior twelve-month period. We report defaulted TDRs based on a payment default definition of more than ninety days past due.

Page-20

The following table discloses activity in the allowance for credit losses for the periods presented.

Allowance for Credit Losses Rollforward
(in thousands)	Commercial and industrial	Commercial real estate, owner-occupied	Commercial real estate, investor-owned	Construction	Home equity	Other residential	Installment and other consumer	Unallocated	Total
Three months ended March 31, 2021
Beginning balance	$2,530	$2,778	$12,682	$1,557	$738	$998	$291	$1,300	$22,874
Provision (reversal) - CECL	(880)	(474)	(1,826)	(254)	(218)	(241)	(36)	1,000	(2,929)
Charge-offs	—	—	—	—	—	—	—	—	—
Recoveries	4	—	—	9	—	—	—	—	13
Ending balance	$1,654	$2,304	$10,856	$1,312	$520	$757	$255	$2,300	$19,958
Three months ended March 31, 2020
Beginning balance	$2,334	$2,462	$8,483	$638	$850	$973	$284	$653	$16,677
Provision - incurred loss	446	335	742	86	132	125	79	255	2,200
Charge-offs	—	—	—	—	—	—	—	—	—
Recoveries	4	—	—	3	—	—	—	—	7
Ending balance	$2,784	$2,797	$9,225	$727	$982	$1,098	$363	$908	$18,884

We adopted the CECL accounting standard on December 31, 2020, which we had previously postponed under the optional accounting relief provisions of the CARES Act passed in March 2020 to the earlier of the end of the national emergency or December 31, 2020. During the first three months of 2020, we applied the incurred loss method under previous GAAP in determining the allowance for credit losses on loans.

Pledged Loans

Our FHLB line of credit is secured under terms of a blanket collateral agreement by a pledge of certain qualifying loans with unpaid principal balances of $1.103 billion and $1.165 billion at March 31, 2021 and December 31, 2020, respectively. In addition, we pledge eligible TIC loans, which totaled $112.4 million and $113.6 million at March 31, 2021 and December 31, 2020, respectively, to secure our borrowing capacity with the Federal Reserve Bank ("FRB"). Also, see Note 6, Borrowings.

Related Party Loans

The Bank has, and expects to have in the future, banking transactions in the ordinary course of its business with directors, officers, principal shareholders and their businesses or associates. These loans are granted on substantially the same terms, including interest rates and collateral on loans, as those prevailing at the same time for comparable transactions with persons not related to us. Likewise, these transactions do not involve more than the normal risk of collectability or present other unfavorable features. Related party loans totaled $5.9 million at March 31, 2021 and $6.4 million at December 31, 2020. In addition, undisbursed commitments to related parties totaled $9.1 million at March 31, 2021 and December 31, 2020.

Note 6: Borrowings and Other Obligations

Federal Funds Purchased – The Bank had unsecured lines of credit with correspondent banks for overnight borrowings totaling $135.0 million at March 31, 2021 and December 31, 2020.  In general, interest rates on these lines approximate the federal funds target rate. We had no overnight borrowings under these credit facilities at March 31, 2021 or December 31, 2020.

Federal Home Loan Bank Borrowings – As of March 31, 2021 and December 31, 2020, the Bank had lines of credit with the FHLB totaling $634.2 million and $642.5 million, respectively, based on eligible collateral of certain loans. There were no FHLB overnight borrowings at March 31, 2021 or December 31, 2020.

Federal Reserve Line of Credit – The Bank has a line of credit with the FRBSF secured by certain residential loans.  At March 31, 2021 and December 31, 2020, the Bank had borrowing capacity under this line totaling $77.5 million and $78.7 million, respectively, and had no outstanding borrowings with the FRBSF.

Page-21

Subordinated Debenture – As part of an acquisition in 2013, Bancorp assumed a subordinated debenture with a contractual balance of $4.1 million due to NorCal Community Bancorp Trust II (the "Trust"), established for the sole purpose of issuing trust preferred securities. On March 15, 2021, Bancorp redeemed in full the $2.8 million (book value) subordinated debenture due to the Trust, which had an effective interest rate of 5.7% in 2020. The higher effective rate in the first quarter of 2021 included accelerated accretion of the $1.3 million remaining purchase discount due to the early redemption. Accretion was $17 thousand for the three months ended March 31, 2020.

Other Obligations – The Bank leases certain equipment under finance leases, which are included in borrowings and other obligations in the consolidated statements of condition. See Note 8, Commitments and Contingencies, for additional information.

Note 7:  Stockholders' Equity

Dividends

On April 16, 2021, Bancorp declared a $0.23 per share cash dividend, payable on May 7, 2021 to shareholders of record at the close of business on April 30, 2021.

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

Stock options and restricted stock may be net settled in a cashless exercise by a reduction in the number of shares otherwise deliverable upon exercise or vesting in satisfaction of the exercise payment and/or applicable tax withholding requirements. During the three months ended March 31, 2021, we withheld 27,547 shares totaling $1.1 million at a weighted-average price of $38.87 for cashless exercises. During the three months ended March 31, 2020, we withheld 8,409 shares totaling $346 thousand at a weighted-average price of $41.17 for cashless exercises. Shares withheld under net settlement arrangements are available for future grants.

Page-22

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

During the three months ended March 31, 2021, Bancorp repurchased 224,013 shares totaling $8.5 million for a cumulative 393,594 shares amounting to $14.3 million under the $25.0 million share repurchase program that was approved by the Board of Directors on January 24, 2020.

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

The contractual amount of unfunded loan commitments and standby letters of credit not reflected in the consolidated statements of condition are as follows:

(in thousands)	March 31, 2021	December 31, 2020
Commercial lines of credit	$309,469	$287,533
Revolving home equity lines	199,332	189,035
Undisbursed construction loans	89,605	41,033
Personal and other lines of credit	10,431	9,567
Standby letters of credit	1,917	1,964
Total commitments and standby letters of credit	$610,754	$529,132

Page-23

We record an allowance for credit losses on unfunded loan commitments at the balance sheet date based on estimates of the probability that these commitments will be drawn upon according to historical utilization experience of the different types of commitments and expected loss rates determined for pooled funded loans. The allowance for credit losses on unfunded commitments totaled $2.2 million and $2.8 million as of March 31, 2021 and December 31, 2020, respectively, which is recorded in interest payable and other liabilities in the consolidated statements of condition. We adopted the CECL accounting standard on December 31, 2020. We applied the incurred loss method under previous GAAP in determining the allowance for credit losses on unfunded commitments for the three month period ended March 31, 2020. We recorded a $590 thousand reversal of the allowance for credit losses on unfunded commitments for the three months ended March 31, 2021, compared to a $102 thousand provision for credit losses on unfunded commitments for the three month period ended March 31, 2020.

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

The following table shows the balances of operating and finance lease right-of-use assets and lease liabilities.

(in thousands)	March 31, 2021	December 31, 2020
Operating leases:
Operating lease right-of-use assets	$24,559	$25,612
Operating lease liabilities	$25,993	$27,062
Finance leases:
Finance lease right-of-use assets	$62	$365
Accumulated amortization	(31)	(307)
Finance lease right-of-use assets, net[1]	$31	$58
Finance lease liabilities[2]	$30	$58
[1] Included in premises and equipment in the consolidated statements of condition.
[2] Included in borrowings and other obligations in the consolidated statements of condition.

The following table shows supplemental disclosures of noncash investing and financing activities for the period presented.

	Three months ended
(in thousands)	March 31, 2021	March 31, 2020
Right-of-use assets obtained in exchange for operating lease liabilities	$—	$12,178
Right-of-use assets obtained in exchange for finance lease liabilities	$—	$18

Page-24

The following table shows components of operating and finance lease cost.

	Three months ended
(in thousands)	March 31, 2021	March 31, 2020
Operating lease cost	$1,164	$1,055
Variable lease cost	—	2
Total operating lease cost[1]	$1,164	$1,057
Finance lease cost:
Amortization of right-of-use assets[2]	$27	$44
Interest on finance lease liabilities[3]	—	1
Total finance lease cost	27	45
Total lease cost	$1,191	$1,102
[1] Included in occupancy and equipment expense in the consolidated statements of comprehensive income.
[2] Included in depreciation and amortization in the consolidated statements of comprehensive income.
[3] Included in interest on borrowings and other obligations in the consolidated statements of comprehensive income.
The following table shows the future minimum lease payments, weighted average remaining lease terms, and weighted average discount rates under operating and finance lease arrangements as of March 31, 2021. The discount rates used to calculate the present value of lease liabilities were based on the collateralized FHLB borrowing rates that were commensurate with lease terms and minimum payments on the later of the date we adopted the new lease accounting standards or lease commencement date.

(in thousands)	March 31, 2021
Year	Operating Leases	Finance Leases
2021	$3,431	$13
2022	4,424	14
2023	4,004	4
2024	3,300	—
2025	2,876	—
Thereafter	9,867	—
Total minimum lease payments	27,902	31
Amounts representing interest (present value discount)	(1,909)	(1)
Present value of net minimum lease payments (lease liability)	$25,993	$30
Weighted average remaining term (in years)	7.6	2.0
Weighted average discount rate	1.79%	1.93%
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

In 2012, Visa had reached a $4.0 billion interchange multidistrict litigation class settlement agreement with plaintiffs representing a class of U.S. retailers. The escrow balance of $894 thousand as of March 31, 2021, combined with funds previously deposited with the court, are expected to cover the settlement payment obligations.

Page-25

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

As of March 31, 2021, we had four interest rate swap agreements, which are scheduled to mature in June 2031, October 2031, July 2032, and October 2037. All of our derivatives are accounted for as fair value hedges. The notional amounts of the interest rate contracts are equal to the notional amounts of the hedged loans. Our interest rate swap payments are settled monthly with counterparties. Accrued interest on the swaps totaled $11 thousand at both March 31, 2021 and December 31, 2020. Information on our derivatives follows:

	Asset Derivatives		Liability Derivatives
(in thousands)	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020
Fair value hedges:
Interest rate contracts notional amount	$—	$—	$13,754	$13,991
Interest rate contracts fair value[1]	$—	$—	$1,193	$1,912
1 See Note 3, Fair Value of Assets and Liabilities, for valuation methodology.

The following table presents the carrying amount and associated cumulative basis adjustment related to the application of fair value hedge accounting that is included in the carrying amount of hedged assets as of March 31, 2021 and December 31, 2020.

	Carrying Amounts of Hedged Assets		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Loans
(in thousands)	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020
Loans	$14,793	$15,745	$1,039	$1,753

Page-26

The following table presents the net losses recognized in interest income on loans on the consolidated statements of comprehensive income related to our derivatives designated as fair value hedges.

	Three months ended
(in thousands)	March 31, 2021	March 31, 2020
Interest and fees on loans [1]	$20,661	$20,887
Increase (decrease) in fair value of designated interest rate swaps due to LIBOR interest rate movements	$719	$(1,440)
Payment on interest rate swaps	(93)	(67)
(Decrease) increase in value of hedged loans	(714)	1,470
Decrease in value of yield maintenance agreement	(3)	(3)
Net losses on fair value hedging relationships recognized in interest income	$(91)	$(40)
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

Information on financial instruments that are eligible for offset in the consolidated statements of condition follows:

Offsetting of Financial Assets and Derivative Assets
		Gross Amounts	Net Amounts of	Gross Amounts Not Offset in
	Gross Amounts	Offset in the	Assets Presented	the Statements of Condition
	of Recognized	Statements of	in the Statements	Financial	Cash Collateral
(in thousands)	Assets	Condition	of Condition	Instruments	Received	Net Amount
March 31, 2021
Derivatives by Counterparty:
Counterparty A	$—	$—	$—	$—	$—	$—
December 31, 2020
Derivatives by Counterparty:
Counterparty A	$—	$—	$—	$—	$—	$—

Offsetting of Financial Liabilities and Derivative Liabilities
		Gross Amounts	Net Amounts of	Gross Amounts Not Offset in
	Gross Amounts	Offset in the	Liabilities Presented	the Statements of Condition
	of Recognized	Statements of	in the Statements	Financial	Cash Collateral
(in thousands)	Liabilities[1]	Condition	of Condition[1]	Instruments	Pledged	Net Amount
March 31, 2021
Derivatives by Counterparty:
Counterparty A	$1,193	$—	$1,193	$—	$(1,193)	$—
December 31, 2020
Derivatives by Counterparty:
Counterparty A	$1,912	$—	$1,912	$—	$(1,912)	$—
1 Amounts exclude accrued interest on swaps.
For more information on how we account for our interest rate swaps, refer to Note 1 to the Consolidated Financial Statements included in our 2020 Form 10-K filed with the SEC on March 13, 2021.

Note 10: Merger Agreement

On April 16, 2021, Bancorp entered into a definitive agreement to acquire American River Bankshares ("AMRB"), parent company of American River Bank ("ARB"), whereby AMRB will merge with and into Bancorp and immediately thereafter ARB will merge with and into Bank of Marin (collectively, the "Merger"). The acquisition will expand Bank of Marin's presence throughout the Greater Sacramento, Amador and Sonoma County Regions where ARB has ten branches. Under the terms of the merger agreement, AMRB shareholders will receive a fixed exchange ratio of 0.575 shares of Bancorp's common stock for each share of AMRB's common stock outstanding upon consummation of the Merger. AMRB had total assets of $916.1 million, total deposits of $788.6 million, and total loans of $475.4 million as of March 31, 2021. These amounts are subject to fair value adjustments upon the close of the Merger. The Merger is expected to be completed in the third quarter of 2021, subject to approval by shareholders of Bancorp and AMRB, receipt of required regulatory and other approvals and satisfaction of customary closing conditions.
Page-27

ITEM 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management's discussion of the financial condition and results of operations, which is unaudited, should be read in conjunction with the related consolidated financial statements in this Form 10-Q and with the audited consolidated financial statements and accompanying notes included in our 2020 Annual Report on Form 10-K. Average balances, including balances used in calculating certain financial ratios, are generally comprised of average daily balances.

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

Forward-looking statements are based on management's current expectations regarding economic, legislative, and regulatory issues that may affect our earnings in future periods. A number of factors, many of which are beyond management’s control, could cause future results to vary materially from current management expectations. Such factors include, but are not limited to, general economic conditions and the economic uncertainty in the United States and abroad, including changes in interest rates, deposit flows, real estate values, and expected future cash flows on loans and securities; costs or effects of acquisitions; competition; changes in accounting principles, policies or guidelines; changes in legislation or regulation (including the Coronavirus Aid, Relief and Economic Security Act of 2020, as amended, and the Economic Aid to Hard-Hit Small Businesses, Nonprofits and Venues Act of 2020); our borrowers’ actual payment performance as loan deferrals related to the COVID-19 pandemic expire, including the potential adverse impact of loan modifications and payment deferrals implemented consistent with recent regulatory guidance; natural disasters (such as wildfires and earthquakes in our area); adverse weather conditions; interruptions of utility service in our markets for sustained periods; and other economic, competitive, governmental, regulatory and technological factors (including external fraud and cybersecurity threats) affecting our operations, pricing, products and services.

In addition, events or factors that could cause results or performance to materially differ from those expressed in the forward-looking statements concerning the AMRB acquisition include, but are not limited to:
•the businesses of Bancorp and AMRB may not be integrated successfully or such integration may be more difficult, time-consuming or costly than expected;
•expected cost savings from the acquisition may not be fully realized or realized within the expected time frame;
•revenues following the merger may be lower than expected;
•customer and employee relationships and business operations may be disrupted by the acquisition; and
•the ability to obtain required regulatory and shareholder approvals, and the ability to complete the acquisition within the expected timeframe may be more difficult, time-consuming or costly than expected.

Important factors that could cause results or performance to materially differ from those expressed in our prior forward-looking statements are detailed in the Risk Factors section of our 2020 Form 10-K as filed with the SEC, copies of which are available from us at no charge. We do not undertake to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made or to reflect the occurrence of unanticipated events.

Page-28

Critical Accounting Policies and Estimates

The SEC requires us to disclose "critical accounting policies" defined as those that are both most important to the presentation of our financial condition and results of operations and require management's most difficult, subjective, or complex judgments, often because of the need to make estimates about the effect of matters that are inherently uncertain and imprecise. We consider accounting estimates to be critical to our financial results if (i) the accounting estimate requires management to make assumptions about matters that are highly uncertain, (ii) management could have applied different assumptions during the reported period, and (iii) changes in the accounting estimate are reasonably likely to occur in the future and could have a material impact on our financial statements. There have been no material changes to our critical accounting policies, which include: Allowance for Credit Losses on Loans and Unfunded Commitments, Allowance for Credit Losses on Investments Securities, Accounting for Income Taxes, and Fair Value Measurements. For a detailed discussion of these accounting policies, refer to Note 1 to the Consolidated Financial Statements included in our 2020 Form 10-K filed with the SEC on March 15, 2021.
Page-29

Executive Summary

On April 16, 2021, Bancorp entered into a definitive agreement to acquire American River Bankshares ("AMRB"), parent company of American River Bank ("ARB"), whereby AMRB will merge with and into Bancorp and immediately thereafter ARB will merge with and into Bank of Marin. We expect the transaction to be accretive to Bancorp's earnings, adding to shareholder value. AMRB shareholders will receive a fixed exchange ratio of 0.575 shares of Bancorp common stock for each share of AMRB common stock outstanding. Based on Bancorp's closing stock price of $39.06 on April 16, 2021, the transaction is valued at $134.5 million (with approximately 3.4 million of additional shares of Bancorp common stock to be issued), or $22.46 per share of AMRB common stock, which includes the value of AMRB options being paid in cash. Such value will fluctuate with changes in Bancorp's stock price. The transaction is expected to close in the third quarter of 2021, and based on information currently available, Bank of Marin will have approximately $4.0 billion in assets and operate 31 branches in ten counties (Alameda, Amador, Contra Costa, Marin, Napa, Placer, Sacramento, San Francisco, San Mateo, and Sonoma) upon closing. For other important factors regarding the AMRB acquisition, please see Note 10, Merger Agreement, and the Forward-Looking Statements section of this Form 10-Q.

Net income for the first quarter of 2021 totaled $8.9 million, compared to $7.2 million in the first quarter of 2020. Diluted earnings per share were $0.66 in the first quarter of 2021, compared to $0.53 in the same quarter a year ago.

First quarter 2021 earnings included a $2.9 million reversal of the allowance for credit losses on loans and $590 thousand reversal of allowance for credit losses on unfunded loan commitments. Additionally, the early redemption of our last subordinated debenture generated $1.3 million accelerated discount accretion in interest expense.

The following are highlights of our operating and financial performance for the periods presented:
•Loans totaled $2.122 billion at March 31, 2021, compared to $2.089 billion at December 31, 2020, an increase of $33.2 million, or 1.6%. The increase was attributed to a $73.4 million net increase in PPP loans, partially offset by a $40.2 million decrease in non-PPP loans. Non-PPP-related loan originations of $25.3 million were offset by loan payoffs of $34.6 million and a $27.9 million decrease in line utilization.
•As of March 31, 2021, there were 2,513 PPP loans outstanding totaling $365.0 million (net of $8.0 million in unrecognized fees and costs), which included 841 loans totaling $119.5 million funded during the first quarter of 2021 under the second round of the PPP stimulus plan. Approximately 1,940 loans (or 77%) totaling $89.6 million were less than or equal to $150 thousand and had access to streamlined forgiveness processing. As of March 31, 2021, 142 of the first round PPP loans amounting to $55.6 million had been forgiven and paid off by the SBA. As of May 4, 2021, an additional 866 loans totaling $61.7 million had been forgiven by the SBA and no applications were denied. We expect the forgiveness of the first round of PPP loans to continue to accelerate during the second quarter of 2021.
•As of May 4, 2021, 10 borrowing relationships with 16 loans totaling $56.1 million were benefiting from payment relief. We monitor the financial situation of these clients closely and expect the majority to resume payments as the economy reopens. The following table summarizes these loans by industry or collateral type.

Payment Relief by Type
Industry/Collateral Type (dollars in thousands)	Outstanding Loan Balance	Weighted Average LTV
Education	$17,076	26%
Health Clubs	13,352	49%
Office and Mixed Use	13,794	42%
Hospitality	7,135	48%
Retail Related CRE	4,760	58%
Payment Relief Totals	$56,117	41%
Page-30

•Credit quality remains strong, with non-accrual loans representing $9.2 million, or 0.43% of total loans at March 31, 2021, compared to $9.2 million, or 0.44% at December 31, 2020. The ratio of allowance for credit losses to total loans was 0.94% at March 31, 2021 and 1.10% at December 31, 2020. Excluding SBA-guaranteed PPP loans, the allowance for credit losses represented 1.14% of total loans as of March 31, 2021, compared to 1.27% as of December 31, 2020 (see Results of Operations for a definition of this non-GAAP financial measure).
•Return on average assets ("ROA") and return on average equity ("ROE") were 1.21% and 10.22%, respectively, for the quarter ended March 31, 2021. These reflect meaningful increases as ROA was 1.09% and ROE was 8.54% in the first quarter of 2020.
•Our strong capital and liquidity position afforded us the opportunity to eliminate a high cost funding source. On March 15, 2021 we redeemed a $2.8 million subordinated debenture, which carried an effective rate of approximately 5.7%.
•The tax-equivalent net interest margin was 3.19% and 3.88% in the first quarters of 2021 and 2020, respectively. The decrease from the same quarter a year ago was primarily attributed to the lower interest rate environment and redemption of the subordinated debenture. While the redemption decreased our net interest margin by 18 basis points in the first quarter of 2021, it will serve to improve net interest margin in the future.
•The efficiency ratio was 62.13% for the three months ended March 31, 2021, up from 56.79% in the comparative period a year ago. Without the $1.3 million accelerated discount accretion from the early redemption of the subordinated debenture our efficiency ratio would have been 58.92%.
•Total deposits increased $152.0 million in the first three months of 2021 to $2.656 billion at March 31, 2021. The increase was primarily due to increases in PPP borrower-related balances and normal fluctuations in some of our large business accounts. Non-interest bearing deposits represented 54% of total deposits as of the end of the first quarter of 2021, compared to 49% as of the end of the first quarter of 2020. The cost of average deposits was 0.07% in the first quarter of 2021, a decrease of 14 basis points from the same quarter a year ago.
•All capital ratios were above well capitalized regulatory requirements. The total risk-based capital ratio for Bancorp was 15.7% at March 31, 2021, compared to 16.0% at December 31, 2020. Tangible common equity to tangible assets was 10.5% at March 31, 2021, compared to 11.3% at December 31, 2020 (see Results of Operations for a definition of this non-GAAP financial measure). The subordinated debt redemption contributed to the decline in total risk-based capital, and share repurchases were the primary driver of the declines in both total risk-based capital and tangible common equity. The total risk-based capital ratio for the Bank was 14.8% at March 31, 2021, compared to 15.8% at December 31, 2020.
•The Board of Directors declared a cash dividend of $0.23 per share on April 16, 2021. This represents the 64th consecutive quarterly dividend paid by Bank of Marin Bancorp. The dividend is payable on May 7, 2021, to shareholders of record at the close of business on April 30, 2021.

Bank of Marin's strong balance sheet is built from our core values - relationship banking, disciplined fundamentals and commitment to the communities that we serve. For the remainder of 2021, we believe that our robust liquidity and capital positions, high credit quality loan portfolio, excellent credit metrics, and low-cost deposit base as well as our acquisition of AMRB should help us navigate the low interest rate environment.
Page-31

RESULTS OF OPERATIONS

Highlights of the financial results are presented in the following tables:

(dollars in thousands)	March 31, 2021	December 31, 2020
Selected financial condition data:
Total assets	$3,058,133	$2,911,926
Loans, net	2,101,814	2,065,682
Deposits	2,656,199	2,504,249
Borrowings and other obligations	30	58
Subordinated debenture	—	2,777
Stockholders' equity	350,292	358,253
Asset quality ratios:
Allowance for credit losses to total loans	0.94%	1.10%
Allowance for credit losses to total loans, excluding SBA PPP loans [1]	1.14%	1.27%
Allowance for credit losses to non-accrual loans	2.17x	2.48x
Non-accrual loans to total loans	0.43%	0.44%
Capital ratios:
Equity to total assets ratio	11.45%	12.30%
Tangible common equity to tangible assets [2]	10.47%	11.27%
Total capital (to risk-weighted assets)	15.68%	16.03%
Tier 1 capital (to risk-weighted assets)	14.63%	14.82%
Tier 1 capital (to average assets)	10.51%	10.80%
Common equity Tier 1 capital (to risk weighted assets)	14.63%	14.69%

	Three months ended
(dollars in thousands, except per share data)	March 31, 2021	March 31, 2020
Selected operating data:
Net interest income	$22,031	$24,119
(Reversal of) provision for credit losses on loans	(2,929)	2,200
Non-interest income	1,826	3,120
Non-interest expense	14,822	15,469
Net income	8,947	7,228
Net income per common share:
Basic	$0.67	$0.53
Diluted	$0.66	$0.53
Performance and other financial ratios:
Return on average assets	1.21%	1.09%
Return on average equity	10.22%	8.54%
Tax-equivalent net interest margin [3]	3.19%	3.88%
Cost of deposits	0.07%	0.21%
Efficiency ratio	62.13%	56.79%
Cash dividend payout ratio on common stock [4]	34.33%	43.40%
1 The allowance for credit losses to total loans, excluding SBA-guaranteed PPP loans, is considered a meaningful non-GAAP financial measure, as it represents only those loans that were considered in the calculation of the allowance for credit losses. SBA PPP loans at March 31, 2021 and December 31, 2020 totaled $365.0 million and $291.6 million, respectively.
2 Tangible common equity to tangible assets is considered to be a meaningful non-GAAP financial measure of capital adequacy and is useful for investors to assess Bancorp's ability to absorb potential losses. Tangible common equity of $317 million and $324 million at March 31, 2021 and December 31, 2020, respectively, includes common stock, retained earnings and unrealized gains (losses) on available-for sale securities, net of tax, less goodwill and intangible assets. Tangible assets exclude goodwill and intangible assets of $33.8 million and $34.0 million at March 31, 2021 and December 31, 2020, respectively.
3 Tax-equivalent net interest margin is computed by dividing taxable equivalent net interest income, which is adjusted for taxable equivalent income on tax-exempt loans and securities based on Federal statutory rate of 21 percent, by total average interest-earning assets.
4 Calculated as dividends on common shares divided by basic net income per common share.
Page-32

Net Interest Income

Net interest income is the interest earned on loans, investment and other interest-earning assets minus the interest expense incurred on deposits and other interest-bearing liabilities. Net interest income is impacted by changes in general market interest rates and by changes in the composition of interest-earning assets and interest-bearing liabilities. Interest rate changes can create fluctuations in the net interest income and/or margin due to an imbalance in the timing of repricing and maturity of assets and liabilities. We manage interest rate risk exposure with the goal of minimizing the impact of interest rate volatility on net interest income. For more information, refer to Item 3. Quantitative and Qualitative Disclosure about Market Risk in this Form 10-Q.

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

	Three months ended			Three months ended
	March 31, 2021			March 31, 2020
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Interest-earning deposits with banks [1]	$165,788	$42	0.10%	$99,362	$332	1.32%
Investment securities [2,3]	540,970	3,282	2.43%	556,897	4,266	3.06%
Loans [1,3,4]	2,099,847	20,836	3.97%	1,833,180	21,066	4.55%
Total interest-earning assets [1]	2,806,605	24,160	3.44%	2,489,439	25,664	4.08%
Cash and non-interest-bearing due from banks	50,931			40,844
Bank premises and equipment, net	4,777			5,939
Interest receivable and other assets, net	133,693			118,909
Total assets	$2,996,006			$2,655,131
Liabilities and Stockholders' Equity
Interest-bearing transaction accounts	$174,135	$39	0.09%	$138,395	$66	0.19%
Savings accounts	214,049	19	0.04%	163,439	16	0.04%
Money market accounts	703,577	286	0.16%	760,616	971	0.51%
Time accounts including CDARS	96,349	96	0.40%	96,157	161	0.67%
Borrowings and other obligations [1]	36	—	1.99%	358	2	1.81%
Subordinated debenture [1,5]	2,164	1,361	251.54%	2,715	49	7.19%
Total interest-bearing liabilities	1,190,310	1,801	0.61%	1,161,680	1,265	0.44%
Demand accounts	1,406,123			1,119,975
Interest payable and other liabilities	44,551			33,045
Stockholders' equity	355,022			340,431
Total liabilities & stockholders' equity	$2,996,006			$2,655,131
Tax-equivalent net interest income/margin [1]		$22,359	3.19%		$24,399	3.88%
Reported net interest income/margin [1]		$22,031	3.14%		$24,119	3.83%
Tax-equivalent net interest rate spread			2.83%			3.64%

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

[5] First quarter 2021 interest expense includes $1.3 million accelerated discount accretion from the early redemption of our last subordinated debenture on March 15, 2021.
Page-33

Analysis of Changes in Net Interest Income

The following table presents the effects of changes in average balances (volume) or changes in average rates on tax-equivalent net interest income for the periods indicated. Volume variances are equal to the increase or decrease in average balances multiplied by prior period rates. Rate variances are equal to the increase or decrease in rates multiplied by prior period average balances. Mix variances are attributable to the change in yields or rates multiplied by the change in average balances, including one more day in the three months ended March 31, 2020.

	Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020
(in thousands)	Volume	Yield/Rate	Mix	Total
Interest-earning deposits with banks	$222	$(307)	$(205)	$(290)
Investment securities [1]	(122)	(887)	25	(984)
Loans [1]	3,064	(2,674)	(620)	(230)
Total interest-earning assets	3,164	(3,868)	(800)	(1,504)
Interest-bearing transaction accounts	17	(35)	(9)	(27)
Savings accounts	5	(2)	—	3
Money market accounts	(73)	(658)	46	(685)
Time accounts, including CDARS	—	(64)	(1)	(65)
Borrowings and other obligations	(2)	—	—	(2)
Subordinated debenture	(10)	1,677	(355)	1,312
Total interest-bearing liabilities	(63)	918	(319)	536
Changes in tax-equivalent net interest income	$3,227	$(4,786)	$(481)	$(2,040)
[1] Yields and interest income on tax-exempt securities and loans are presented on a taxable-equivalent basis using the federal statutory rate of 21%.
First Quarter of 2021 Compared to First Quarter of 2020

Net interest income totaled $22.0 million in the first quarter of 2021, compared to $24.1 million in the same quarter a year ago. The $2.1 million decrease from the first quarter of 2020 was primarily caused by lower yields across all interest earning assets stemming from the low interest rate environment, $1.3 million in accelerated discount accretion from the early redemption of our last subordinated debenture, and lower average commercial and home equity loan balances. These negative variances were partially offset by interest and fees on PPP loans and lower rates on interest-bearing liabilities.

The tax-equivalent net interest margin was 3.19% in the first quarter of 2021 compared to 3.88% in the same quarter of the previous year.  The decrease in tax-equivalent net interest margin was primarily attributed to the lower interest rate environment. Additionally, the early redemption of our last subordinated debenture reduced the first quarter of 2021 tax-equivalent net interest margin by approximately 18 basis points, but will improve the net interest margin going forward.

SBA PPP loans lowered first quarter 2021 net interest margin by 1 basis point compared to 13 basis points in the fourth quarter 2020 due to higher fee income accretion in the first quarter of 2021 as more PPP loans were forgiven and paid off by the SBA. There were no PPP loans in the first quarter of 2020. We expect the net interest margin to improve in second quarter of 2021 as more PPP loans are forgiven and paid off by the SBA.

Market Interest Rates

Market interest rates are, in part, based on the target federal funds interest rate (the interest rate banks charge each other for short-term borrowings) implemented by the Federal Reserve Open Market Committee ("FOMC").

In response to the evolving risks to economic activity posed by the COVID-19 pandemic, the Federal Reserve Open Market Committee ("FOMC") made two emergency cuts totaling 150 basis points to the federal funds rate in March 2020. The federal funds target rate range has resided between 0.0% and 0.25% since March 15, 2020, putting downward pressure on our asset yields and net interest margin. A low interest rate environment will continue to
Page-34

put downward pressure on our asset yields and net interest margin. See ITEM 3. Quantitative and Qualitative Disclosure about Market Risk for further information.

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
We recorded a $2.9 million reversal of the provision for credit losses in the first quarter of 2021, compared to a $2.5 million provision for credit losses for the same period in 2020. The reversal of the provision in the first quarter of 2021 was primarily due to improvements in the forecasted California unemployment rates over the next four quarters and a $40.2 million decrease in non-PPP loan balances. Our allowance model is particularly sensitive to current and forecasted California unemployment rates, which decreased to 8.2% at March 31, 2021 from 9.1% at December 31, 2020. The provision for credit losses for the first quarter of 2020, which was determined under the incurred loss method (prior to the adoption of the excepted credit loss method on December 31, 2020), was largely due to the uncertainty about the impact of the COVID-19 pandemic on the local and regional economies and our customers at that time.

Loans designated special mention, which is not considered adversely classified, decreased by $30.9 million to $56.0 million at March 31, 2021 from $86.9 million at December 31, 2020. The decrease was largely due to the upgrading of several borrowing relationships totaling approximately $23.7 million because of their improved financial condition and loan reductions and payoffs totaling approximately $6.7 million. Classified assets (loans with substandard or doubtful risk grades) totaled $26.4 million at March 31, 2021, compared to $25.8 million at December 31, 2020. There were no loans with doubtful risk grades at March 31, 2021 or December 31, 2020.

The ratio of allowance for credit losses to total loans was 0.94% at March 31, 2021, compared to 1.10% at December 31, 2020. Excluding SBA-guaranteed PPP loans, the ratio of the allowance for credit losses to total loans was 1.14% and 1.27% at March 31, 2021 and December 31, 2020, respectively (Refer to footnote 1 on page 32 for a definition and reconciliation of this non-GAAP financial measure). Non-accrual loans totaled $9.2 million, or 0.43% of total loans at March 31, 2021, and remained largely unchanged from $9.2 million, or 0.44% of total loans at December 31, 2020.

For more information, refer to Note 5 to the consolidated financial statements in this Form 10-Q.

Non-interest Income

The following table details the components of non-interest income.

	Three months ended		Amount	Percent
(dollars in thousands)	March 31, 2021	March 31, 2020	Increase (Decrease)	Increase (Decrease)
Wealth Management and Trust Services	$488	$504	$(16)	(3.2)%
Debit card interchange fees	366	360	6	1.7%
Service charges on deposit accounts	281	451	(170)	(37.7)%
Earnings on bank-owned life insurance, net	257	275	(18)	(6.5)%
Dividends on FHLB stock	149	208	(59)	(28.4)%
Merchant interchange fees	57	73	(16)	(21.9)%
Gains on sale of investment securities, net	—	800	(800)	(100.0)%
Other income	228	449	(221)	(49.2)%
Total non-interest income	$1,826	$3,120	$(1,294)	(41.5)%

First Quarter of 2021 Compared to First Quarter of 2020

Non-interest income decreased by $1.3 million in the first quarter of 2021 to $1.8 million, compared to $3.1 million in the same quarter a year ago. The decrease was mostly attributed to the absence of gains on sales of investment securities, lower service charges on deposit accounts, and lower fee income from one-way deposit sales to third-party deposit networks in the first quarter of 2021.
Page-35

Non-interest Expense

The following table details the components of non-interest expense.

	Three months ended		Amount	Percent
(dollars in thousands)	March 31, 2021	March 31, 2020	Increase (Decrease)	Increase (Decrease)
Salaries and related benefits	$9,208	$9,477	$(269)	(2.8)%
Occupancy and equipment	1,751	1,663	88	5.3%
Professional services	863	544	319	58.6%
Data processing	819	786	33	4.2%
Depreciation and amortization	459	526	(67)	(12.7)%
Information technology	313	250	63	25.2%
Amortization of core deposit intangible	204	213	(9)	(4.2)%
Federal Deposit Insurance Corporation insurance	179	2	177	8,850.0%
Directors' expense	175	174	1	0.6%
Charitable contributions	31	167	(136)	(81.4)%
(Reversal of) provision for credit losses on unfunded loan commitments	(590)	102	(692)	(678.4)%
Other non-interest expense
Advertising	239	251	(12)	(4.8)%
Other expense	1,171	1,314	(143)	(10.9)%
Total other non-interest expense	1,410	1,565	(155)	(9.9)%
Total non-interest expense	$14,822	$15,469	$(647)	(4.2)%

First Quarter of 2021 Compared to First Quarter of 2020

Non-interest expense decreased by $647 thousand to $14.8 million, compared to $15.5 million in the same period a year ago. The decrease was primarily attributed to a $590 thousand reversal of allowance for credit losses on unfunded loan commitments versus a $102 thousand provision for credit losses on unfunded loan commitments in the first quarter a year ago. In addition, salaries and related benefits decreased $269 thousand (mostly attributed to $421 thousand additional deferred loan origination costs from funding the second round of SBA PPP loans), charitable contributions decreased $136 thousand, and other expense included several small declines. These positive variances were partially offset by an increase in professional service expenses due to some pandemic related delays in 2020 activities, and the discontinuation of Federal Deposit Insurance Corporation insurance credits received in 2020. Bank of Marin has been committed to donating at least 1% of net income before tax to nonprofits in our communities each year. In recent years, this has typically been around $500 thousand. In response to the COVID-19 pandemic, we more than doubled our charitable contributions to non-profit organizations in our community to over $1.0 million in 2020. In 2021, we are returning to our typical giving levels of at least $500 thousand with the majority being disbursed in the second quarter of 2021.

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

The provision for income taxes for the first quarter of 2021 totaled $3.0 million at an effective tax rate of 25.2%, compared to $2.3 million at an effective tax rate of 24.5% in the same quarter last year. The increase in the provision in the first quarter of 2021 as compared to the same quarter a year ago was primarily due to higher pre-tax income and lower discrete tax benefits from the exercise of non-qualified stock options and disqualifying dispositions of incentive stock options compared to the first quarter of 2020. The 70 bps increase in effective tax rate in the first quarter of 2021 as compared to the same quarter last year was primarily due to a lower level of tax benefits from the exercise of non-qualified stock options and disqualifying dispositions of incentive stock options.

Page-36

We file a consolidated return in the U.S. Federal tax jurisdiction and a combined return in the State of California tax jurisdiction. There were no ongoing federal or state income tax examinations at the issuance of this report. At March 31, 2021, neither the Bank nor Bancorp had accruals for interest nor penalties related to unrecognized tax benefits.

FINANCIAL CONDITION SUMMARY

At March 31, 2021, assets totaled $3,058.1 million, an increase of $146.2 million, from $2,911.9 million at December 31, 2020, mainly due to increases in investment securities and loans as we redeploy our excess liquidity from deposit inflows as discussed below.
Cash, Cash Equivalents and Restricted Cash

Total cash, cash equivalents and restricted cash were $142.8 million at March 31, 2021, compared to $200.3 million at December 31, 2020. The reduction was mainly due to increases in investment securities and loans as we redeploy our excess liquidity from deposit inflows, some related to new PPP loan funding. Cash and cash equivalents do not include $180.8 million and $173.4 million in temporary one-way sale transfers of deposits to third-party deposit networks as part of our liquidity management at March 31, 2021 and December 31, 2020, respectively.

Investment Securities

The investment securities portfolio totaled $670.5 million at March 31, 2021, an increase of $169.2 million from December 31, 2020. The increase was primarily due to purchases of $203.4 million to deploy excess cash into interest earning assets in a more favorable interest rate environment, partially offset by paydowns, calls and maturities of $24.7 million. Additionally, the fair value of available-for-sale securities decreased $9.1 million as a result of the higher interest rate environment in the first quarter of 2021. There were no security sales in the first quarter of 2021.

The following table summarizes our investment in obligations of state and political subdivisions at March 31, 2021 and December 31, 2020.

	March 31, 2021			December 31, 2020
(dollars in thousands)	Amortized Cost	Fair Value	% of Total State and Political Subdivisions	Amortized Cost	Fair Value	% of Total State and Political Subdivisions
Within California:
General obligation bonds	$3,321	$3,503	2.8%	$3,327	$3,565	3.1%
Revenue bonds	2,296	2,377	1.9	2,352	2,448	2.2
Tax allocation bonds	1,748	1,779	1.5	2,832	2,876	2.7
Total within California	7,365	7,659	6.2	8,511	8,889	8.0
Outside California:
General obligation bonds	91,611	93,957	77.2	78,299	82,100	73.5
Revenue bonds	19,724	20,744	16.6	19,744	21,351	18.5
Total outside California	111,335	114,701	93.8	98,043	103,451	92.0
Total obligations of state and political subdivisions	$118,700	$122,360	100.0%	$106,554	$112,340	100.0%

The portion of the portfolio outside the state of California is distributed among eleven states. Of the total investment in obligations of state and political subdivisions, the largest concentrations outside of California are in Texas (50.9%), Washington (16.1%) and Maryland (5.7%). Our investment in obligations issued by municipal issuers in Texas are either guaranteed by the AAA-rated Texas Permanent School Fund ("PSF") or backed by revenue sources from essential services (such as utilities and transportation). We have $6.0 million in obligations of Texas school district issuers having high concentrations in oil and gas industry taxpayers and all of them have credit guarantees from PSF. We have little or no exposure to municipal sectors such as higher education or health care that are most vulnerable to credit risks posed by the COVID-19 pandemic.

Page-37

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

Loans

During the first three months of 2021, loans increased by $33.2 million and totaled $2,121.8 million at March 31, 2021, primarily due to SBA PPP loans which totaled $365.0 million at March 31, 2021, compared to $291.6 million at December 31, 2020. New non-PPP related loan originations totaled $25.3 million in the first three months of 2021. Payoffs totaled $34.6 million and credit line utilization decreased $27.9 million during the first three months of 2021.

Liabilities

During the first three months of 2021, total liabilities increased by $154.2 million to $2,707.8 million. Deposits increased $152.0 million in the first three months of 2021, primarily driven by a combination of PPP loan proceeds and normal fluctuations in some of our larger commercial accounts. Non-interest bearing deposits increased $90.6 million in the first three months of 2021 to $1,445.3 million, and represented 54.4% of total deposits at March 31, 2021, compared to 54.1% at December 31, 2020. Liabilities as of March 31, 2021 included operating lease liabilities totaling $26.0 million, a decrease of 1.1 million from December 31,2020.

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

Management reviews capital ratios on a regular basis to ensure that capital exceeds the prescribed regulatory minimums and is adequate to meet our anticipated future needs.  For all periods presented, the Bank’s ratios exceed the regulatory definition of “well capitalized” under the regulatory framework for prompt corrective action and Bancorp’s ratios exceed the required minimum ratios to be considered a well-capitalized bank holding company. In addition, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action as of March 31, 2021. There are no conditions or events since that notification that management believes have changed the Bank’s categories and we expect the Bank to remain well capitalized for prompt corrective action purposes.

In August 2018, the Board of Governors of the Federal Reserve System changed the definition of a "Small Bank Holding Company" by increasing the asset threshold from $1.0 billion to $3.0 billion. As a result, Bancorp was not subject to separate minimum capital requirements as of December 31, 2020. However, we disclosed comparative capital ratios for Bancorp, which would have exceeded well-capitalized levels had Bancorp been subject to the same minimum capital requirements in 2020.

The Bancorp’s and Bank’s capital adequacy ratios as of March 31, 2021 and December 31, 2020 are presented in the following tables. As of December 31, 2020, Bancorp's Tier 1 capital included a subordinated debenture, which was not included at the Bank level. On March 15, 2021, Bancorp redeemed in full our last subordinated debenture
Page-38

due to NorCal Community Bancorp Trust II. The redemption reduced Bancorp's total risk-based capital ratio by approximately 18 basis points.

Capital Ratios for Bancorp (dollars in thousands)	Actual Ratio		Adequately Capitalized Threshold			Ratio to be a Well Capitalized Bank Holding Company
March 31, 2021	Amount	Ratio	Amount		Ratio	Amount		Ratio
Total Capital (to risk-weighted assets)	$331,739	15.68%	≥ $	222,195	≥ 10.50%	≥ $	211,614	≥ 10.00%
Tier 1 Capital (to risk-weighted assets)	$309,592	14.63%	≥ $	179,872	≥ 8.50%	≥ $	169,291	≥ 8.00%
Tier 1 Capital (to average assets)	$309,592	10.51%	≥ $	117,794	≥ 4.00%	≥ $	147,242	≥ 5.00%
Common Equity Tier 1 (to risk-weighted assets)	$309,592	14.63%	≥ $	148,130	≥ 7.00%	≥ $	137,549	≥ 6.50%
December 31, 2020
Total Capital (to risk-weighted assets)	$339,544	16.03%	≥ $	222,393	≥ 10.50%	≥ $	211,802	≥ 10.00%
Tier 1 Capital (to risk-weighted assets)	$313,891	14.82%	≥ $	180,032	≥ 8.50%	≥ $	169,442	≥ 8.00%
Tier 1 Capital (to average assets)	$313,891	10.80%	≥ $	116,224	≥ 4.00%	≥ $	145,280	≥ 5.00%
Common Equity Tier 1 (to risk-weighted assets)	$311,114	14.69%	≥ $	148,262	≥ 7.00%	≥ $	137,672	≥ 6.50%

Capital Ratios for the Bank (dollars in thousands)	Actual Ratio		Adequately Capitalized Threshold			Ratio to be Well Capitalized under Prompt Corrective Action Provisions
March 31, 2021	Amount	Ratio	Amount		Ratio	Amount		Ratio
Total Capital (to risk-weighted assets)	$312,649	14.78%	≥ $	222,160	≥ 10.50%	≥ $	211,581	≥ 10.00%
Tier 1 Capital (to risk-weighted assets)	$290,502	13.73%	≥ $	179,844	≥ 8.50%	≥ $	169,265	≥ 8.00%
Tier 1 Capital (to average assets)	$290,502	9.87%	≥ $	117,789	≥ 4.00%	≥ $	147,236	≥ 5.00%
Common Equity Tier 1 (to risk-weighted assets)	$290,502	13.73%	≥ $	148,107	≥ 7.00%	≥ $	137,528	≥ 6.50%
December 31, 2020
Total Capital (to risk-weighted assets)	$334,686	15.80%	≥ $	222,391	≥ 10.50%	≥ $	211,801	≥ 10.00%
Tier 1 Capital (to risk-weighted assets)	$309,033	14.59%	≥ $	180,031	≥ 8.50%	≥ $	169,441	≥ 8.00%
Tier 1 Capital (to average assets)	$309,033	10.64%	≥ $	116,224	≥ 4.00%	≥ $	145,280	≥ 5.00%
Common Equity Tier 1 (to risk-weighted assets)	$309,033	14.59%	≥ $	148,261	≥ 7.00%	≥ $	137,671	≥ 6.50%

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
Page-39

Since 2020, the banking industry experienced abundant liquidity driven by pandemic-related government programs such as PPP and stimulus checks as well as an elevated savings rate system-wide.

The most significant source of liquidity during 2021 was an increase in deposits of $152.0 million. The increase was primarily due to increases in PPP borrower-related accounts and normal fluctuations in some of our large business accounts. Proceeds from paydowns and maturities of securities totaled $24.7 million, and $12.4 million in net cash was provided by operating activities.

Significant uses of liquidity during 2021 were $193.4 million in investment securities purchased, $36.5 million in loan originations and advances, net of principal collected, $8.8 million in common stock repurchases, $4.1 million in repayment of a subordinated debenture, and $3.1 million in cash dividends paid on common stock to our shareholders. Refer to the Consolidated Statement of Cash Flows in this Form 10-Q for additional information on our sources and uses of liquidity. Management anticipates that our current strong liquidity position and core deposit base are adequate to fund our operations.

Undrawn credit commitments, as discussed in Note 8 to the Consolidated Financial Statements in this Form 10-Q, totaled $610.8 million at March 31, 2021. We expect to fund these commitments to the extent utilized primarily through the repayment of existing loans, deposit growth and liquid assets. Over the next twelve months, $69.9 million of time deposits will mature. We expect to replace these funds with new deposits. Our emphasis on local deposits, combined with our liquid investment portfolio, provides a very stable funding base.

Since Bancorp is a holding company and does not conduct regular banking operations, its primary sources of liquidity are dividends from the Bank. Under the California Financial Code, payment of a dividend from the Bank to Bancorp without advance regulatory approval is restricted to the lesser of the Bank’s retained earnings or the amount of the Bank’s net profits from the previous three fiscal years less the amount of dividends paid during that period. The primary uses of funds for Bancorp are shareholder dividends and ordinary operating expenses.  Bancorp held $18.9 million of cash at March 31, 2021 which is deemed sufficient to cover Bancorp's operational needs, share repurchases, and cash dividends to shareholders through the end of 2021. Management anticipates that there will be sufficient earnings at the Bank to provide dividends to Bancorp to meet its funding requirements for the foreseeable future.

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

ALCO and the Board of Directors review our exposure to interest rate risk at least quarterly. We use simulation models to measure interest rate risk and to evaluate strategies to improve profitability. A simplified static statement of condition is prepared on a quarterly basis as a starting point, using instrument level data of our actual loans, investments, borrowings and deposits as inputs. If potential changes to net equity value and net interest income resulting from hypothetical interest rate changes are not within the limits established by the Board of Directors, management may adjust the asset and liability mix to bring the risk position within approved limits or take other actions. At March 31, 2021, interest rate risk was within policy guidelines established by ALCO and the Board. One set of interest rates modeled and evaluated against flat interest rates is a series of immediate parallel shifts in the yield curve. These are provided in the following table as an example rather than an expectation of likely interest rate movements.
Page-40

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

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2021, there were no significant changes that materially affected, or are reasonably likely to affect, our internal control over financial reporting. The term internal control over financial reporting, as defined by Rule 15d-15(f) of the Act, is a process designed by, or under the supervision of, the issuer's principal executive and principal financial officers, or persons performing similar functions, and effected by the issuer's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

PART II       OTHER INFORMATION

ITEM 1         Legal Proceedings

Page-41

Refer to Note 12 to the Consolidated Financial Statements in Item 8 of our 2020 Form 10-K and Note 8 to the Consolidated Financial Statements in this Form 10-Q.

ITEM 1A      Risk Factors

There have been no material changes from the risk factors previously disclosed in our 2020 Form 10-K. Refer to "Risk Factors" in Item 1A of our 2020 Form 10-K, pages 12 through 21.

ITEM 2       Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the period covered by this report.

Issuer Purchases of Equity Securities

On January 24, 2020, Bancorp Board of Directors approved a new Share Repurchase Program under which Bancorp may repurchase up to $25.0 million of its outstanding common stock through February 28, 2022. Bancorp repurchased 224,013 shares totaling $8.5 million in the first quarter of 2021 for a cumulative total of 393,584 shares amounting to $14.3 million.

The following table reflects repurchases under the Share Repurchase Program for the period presented.

(in thousands, except per share data)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value That May yet Be Purchased Under the Program

Period
January 1-31, 2021	54,815	$37.64	54,815	$17,198
February 1-28, 2021	109,964	37.35	109,964	13,085
March 1-31, 2021	59,234	39.32	59,234	10,753
Total	224,013	37.94	224,013

ITEM 3       Defaults upon Senior Securities
None.

ITEM 4      Mine Safety Disclosures
Not applicable.

ITEM 5      Other Information
None.
Page-42

ITEM 6       Exhibits

The following exhibits are filed as part of this report or hereby incorporated by references to filings previously made with the SEC.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
2.01	Agreement To Merge And Plan Of Reorganization, dated as of April 16, 2021 by and among Bank of Marin Bancorp and American River Bankshares	8-K	001-33572	2.1	April 19, 2021
3.01	Articles of Incorporation, as amended	10-Q	001-33572	3.01	November 7, 2007
3.02	Bylaws	10-Q	001-33572	3.02	May 9, 2011
3.02a	Bylaws Amendment	8-K	001-33572	3.03	July 6, 2015
4.01	Rights Agreement, dated July 6, 2017	8-A12B	001-33572	4.1	July 7, 2017
4.02	Description of Capital Stock	10-K	001-33572	4.02	March 13, 2020
10.01	Employee Stock Ownership Plan	S-8	333-218274	4.1	May 26, 2017
10.02	2017 Employee Stock Purchase Plan	S-8	333-221219	4.1	October 30, 2017
10.03	2017 Equity Plan, as amended	S-8	333-227840	4.1	October 15, 2018
10.04	2020 Director Stock Plan	S-8	333-239555	4.1	June 30, 2020
10.05	Form of Indemnification Agreement for Directors and Executive Officers, dated August 9, 2007	10-Q	001-33572	10.06	November 7, 2007
10.06	Form of Employment Agreement, dated January 23, 2009	8-K	001-33572	10.1	January 26, 2009
10.07	2010 Annual Individual Incentive Compensation Plan, revised 2019	10-K	001-33572	10.07	March 15, 2021
10.08	Salary Continuation Agreement for executive officer Russell Colombo, Chief Executive Officer, dated January 1, 2011	8-K	001-33572	10.1	January 6, 2011
10.09	Salary Continuation Agreement for executive officer Tani Girton, Chief Financial Officer, dated October 18, 2013	8-K	001-33572	10.2	November 4, 2014
10.10	Salary Continuation Agreement for executive officer Elizabeth Reizman, Chief Credit Officer, dated July 20, 2014	8-K	001-33572	10.3	November 4, 2014
10.11	2007 Form of Change in Control Agreement	8-K	001-33572	10.1	October 31, 2007
10.12	Salary Continuation Agreement for executive officer Timothy Myers, Commercial Banking Manager, dated January 1, 2016	10-Q	001-33572	10.12	November 6, 2020
10.13	Director Deferred Fee Plan, dated December 17, 2020	10-K	001-33572	10.13	March 15, 2021
31.01	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					Filed
31.02	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					Filed
32.01	Certification pursuant to 18 U.S.C. §1350 as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002					Filed
101.INS	Inline XBRL Instance Document					Filed
101.SCH	Inline XBRL Taxonomy Extension Schema Document					Filed
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					Filed
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					Filed
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					Filed
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					Filed
Page-43

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bank of Marin Bancorp
(registrant)

May 7, 2021	/s/ Russell A. Colombo
Date	Russell A. Colombo
President &
Chief Executive Officer
(Principal Executive Officer)

May 7, 2021	/s/ Tani Girton
Date	Tani Girton
Executive Vice President &
Chief Financial Officer
(Principal Financial Officer)

May 7, 2021	/s/ David A. Merck
Date	David A. Merck
Vice President &
Financial Reporting Manager
(Principal Accounting Officer)

Page-44