Form 10-K/A
period 2020-12-31
Bank of Marin Bancorp
filed 2021-05-17
CIK 1403475

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K/A
(Amendment No. 1)

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

Explanatory Note

This amended annual report on Form 10-K/A amends the annual report on Form 10-K of Bank of Marin Bancorp ("Registrant") for the year ended December 31, 2020, which was initially filed with the Securities and Exchange Commission on March 15, 2021 (the "Original Filing") for the sole purpose of including the signature of Moss Adams LLP, the Registrant's independent registered public accounting firm, in one place where the signature was inadvertently omitted in the Original Filing. The signature was timely provided by Moss Adams LLP and received by the Registrant at the time of the Original Filing. We have not modified or updated disclosures presented in the Original Filing except by amending the Report of Independent Registered Public Accounting Firm - Opinions on the Consolidated Financial Statements and Internal Control over Financial Reporting to include the signature of Moss Adams LLP, the Registrant's independent registered public accounting firm.

Three pages of the Form 10-K have been corrected as a result of this Amendment solely to add "/s/ Moss Adams LLP":

1.Item 8. Financial Statements and Supplementary Data, pp 46-48 of the annual report on Form 10-K.

These three pages, as amended, read as follows:

PART II

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

/s/ Moss Adams LLP

Los Angeles, California
March 15, 2021

We have served as the Company’s auditor since 2004.

PART IV

ITEM 15.    Exhibits, Financial Statement Schedules

(A)     Documents Filed as Part of this Report:

1.     Report of Independent Registered Public Accounting Firm for the year ended December 31, 2020.
There are no financial statements included in this Form 10-K/A.
There are no financial statement schedules included in this Form 10-K/A.
The exhibits listed below are filed with this Form 10-K/A.

2.     Financial Statement Schedules

None.

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

Bank of Marin Bancorp (registrant)

May 17, 2021	/s/ Tani Girton
Date	Tani Girton
Executive Vice President & Chief Financial Officer
(Principal Financial Officer)