Form 10-Q
period 2021-06-30
Bank of Marin Bancorp
filed 2021-08-05
CIK 1403475

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021
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
Yes   ☐    No  ☒

As of July 31, 2021, there were 13,021,501 shares of common stock outstanding.

Page-2

PART I       FINANCIAL INFORMATION

ITEM 1.  Financial Statements

BANK OF MARIN BANCORP CONSOLIDATED STATEMENTS OF CONDITION

(in thousands, except share data; unaudited)	June 30, 2021	December 31, 2020
Assets
Cash, cash equivalents and restricted cash	$257,543	$200,320
Investment securities:
Held-to-maturity, at amortized cost (net of zero allowance for credit losses at June 30, 2021 and December 31, 2020 )	169,038	109,036
Available-for-sale, at fair value (net of zero allowance for credit losses at June 30, 2021 and December 31, 2020 )	517,963	392,351
Total investment securities	687,001	501,387
Loans, at amortized cost	2,002,767	2,088,556
Allowance for credit losses on loans	(19,100)	(22,874)
Loans, net of allowance for credit losses on loans	1,983,667	2,065,682
Bank premises and equipment, net	5,248	4,919
Goodwill	30,140	30,140
Core deposit intangible	3,423	3,831
Operating lease right-of-use assets	23,506	25,612
Interest receivable and other assets	83,290	80,035
Total assets	$3,073,818	$2,911,926

Liabilities and Stockholders' Equity
Liabilities
Deposits
Non-interest bearing	$1,460,076	$1,354,650
Interest bearing
Transaction accounts	168,226	183,552
Savings accounts	230,730	201,507
Money market accounts	729,193	667,107
Time accounts	95,350	97,433
Total deposits	2,683,575	2,504,249
Borrowings and other obligations	438	58
Subordinated debenture	—	2,777
Operating lease liabilities	24,919	27,062
Interest payable and other liabilities	16,237	19,527
Total liabilities	2,725,169	2,553,673

Stockholders' Equity
Preferred stock, no par value, Authorized - 5,000,000 shares, none issued	—	—
Common stock, no par value, Authorized - 30,000,000 shares; issued and outstanding - 13,055,105 and 13,500,453 at June 30, 2021 and December 31, 2020, respectively	108,430	125,905
Retained earnings	231,841	219,747
Accumulated other comprehensive income, net of taxes	8,378	12,601
Total stockholders' equity	348,649	358,253
Total liabilities and stockholders' equity	$3,073,818	$2,911,926
The accompanying notes are an integral part of these consolidated financial statements (unaudited).
Page-3

BANK OF MARIN BANCORP CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three months ended		Six months ended
(in thousands, except per share amounts; unaudited)	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Interest income
Interest and fees on loans	$21,429	$21,217	$42,090	$42,104
Interest on investment securities	3,504	3,741	6,633	7,906
Interest on federal funds sold and due from banks	54	39	96	371
Total interest income	24,987	24,997	48,819	50,381
Interest expense
Interest on interest-bearing transaction accounts	39	39	78	105
Interest on savings accounts	21	17	40	33
Interest on money market accounts	312	383	598	1,354
Interest on time accounts	81	142	177	303
Interest on borrowings and other obligations	—	1	—	3
Interest on subordinated debenture	—	40	1,361	89
Total interest expense	453	622	2,254	1,887
Net interest income	24,534	24,375	46,565	48,494
(Reversal of) provision for credit losses on loans	(920)	2,000	(3,849)	4,200
(Reversal of) provision for credit losses on unfunded loan commitments	(612)	260	(1,202)	362
Net interest income after (reversal of) provision for credit losses	26,066	22,115	51,616	43,932
Non-interest income
Wealth Management and Trust Services	530	421	1,018	925
Debit card interchange fees	419	308	785	668
Service charges on deposit accounts	317	293	598	744
Earnings on bank-owned life insurance, net	233	234	490	509
Dividends on Federal Home Loan Bank stock	177	146	326	354
Merchant interchange fees	61	47	118	120
Gains on sale of investment securities, net	—	115	—	915
Other income	285	249	513	698
Total non-interest income	2,022	1,813	3,848	4,933
Non-interest expense
Salaries and related benefits	8,888	7,864	18,096	17,341
Occupancy and equipment	1,751	1,661	3,502	3,324
Professional services	986	550	1,849	1,094
Data processing	820	829	1,639	1,615
Charitable contributions	462	273	493	440
Depreciation and amortization	389	526	848	1,052
Information technology	296	252	609	502
Directors' expense	230	175	405	349
Amortization of core deposit intangible	204	213	408	426
Federal Deposit Insurance Corporation insurance	182	116	361	118
Other expense	1,348	1,422	2,758	2,987
Total non-interest expense	15,556	13,881	30,968	29,248
Income before provision for income taxes	12,532	10,047	24,496	19,617
Provision for income taxes	3,247	2,641	6,264	4,983
Net income	$9,285	$7,406	$18,232	$14,634
Net income per common share:
Basic	$0.71	$0.55	$1.38	$1.08
Diluted	$0.71	$0.55	$1.37	$1.07
Weighted average shares:
Basic	13,092	13,514	13,227	13,519
Diluted	13,164	13,585	13,316	13,621
Comprehensive income (loss):
Net income	$9,285	$7,406	$18,232	$14,634
Other comprehensive income (loss):
Change in net unrealized gains on available-for-sale securities	2,798	1,494	(6,284)	11,306
Reclassification adjustment for gains on available-for-sale securities included in net income	—	(115)	—	(915)
Amortization of net unrealized losses on securities transferred from available-for-sale to held-to-maturity	138	135	281	245
Other comprehensive income (loss), before tax	2,936	1,514	(6,003)	10,636
Deferred tax expense (benefit)	864	448	(1,780)	3,145
Other comprehensive income (loss), net of tax	2,072	1,066	(4,223)	7,491
Total comprehensive income	$11,357	$8,472	$14,009	$22,125
The accompanying notes are an integral part of these consolidated financial statements (unaudited).
Page-4

BANK OF MARIN BANCORP CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the three months ended June 30, 2021 and 2020

(in thousands, except share data; unaudited)	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income, Net of Taxes	Total
	Shares	Amount
	Three months ended June 30, 2021
Balance at April 1, 2021	13,326,509	$118,386	$225,600	$6,306	$350,292
Net income	—	—	9,285	—	9,285
Other comprehensive income	—	—	—	2,072	2,072
Stock options exercised, net of shares surrendered for cashless exercises and tax withholdings	14,000	314	—	—	314
Stock issued under employee stock purchase plan	831	25	—	—	25
Stock issued under employee stock ownership plan	9,300	336	—	—	336
Restricted stock granted	2,400	—	—	—	—
Stock-based compensation - stock options	—	28	—	—	28
Stock-based compensation - restricted stock	—	95	—	—	95
Cash dividends paid on common stock ($0.23 per share)	—	—	(3,044)	—	(3,044)
Stock repurchased, net of commissions	(297,935)	(10,754)	—	—	(10,754)
Balance at June 30, 2021	13,055,105	$108,430	$231,841	$8,378	$348,649
	Three months ended June 30, 2020
Balance at April 1, 2020	13,565,969	$127,684	$207,328	$10,928	$345,940
Net income	—	—	7,406	—	7,406
Other comprehensive income	—	—	—	1,066	1,066
Stock options exercised, net of shares surrendered for cashless exercises and tax withholdings	14,760	453	—	—	453
Stock issued under employee stock purchase plan	537	17	—	—	17
Stock issued under employee stock ownership plan	11,500	324	—	—	324
Restricted stock forfeited / cancelled	(931)	—	—	—	—
Stock-based compensation - stock options	—	42	—	—	42
Stock-based compensation - restricted stock	—	113	—	—	113
Cash dividends paid on common stock ($0.23 per share)	—	—	(3,121)	—	(3,121)
Balance at June 30, 2020	13,591,835	$128,633	$211,613	$11,994	$352,240

The accompanying notes are an integral part of these consolidated financial statements (unaudited).

BANK OF MARIN BANCORP CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the six months ended June 30, 2021 and 2020

(in thousands, except share data; unaudited)	Common Stock		Retained Earnings	Accumulated Other Comprehensive (Loss) Income, Net of Taxes	Total
	Shares	Amount
	Six months ended June 30, 2021
Balance at January 1, 2021	13,500,453	$125,905	$219,747	$12,601	$358,253
Net income	—	—	18,232	—	18,232
Other comprehensive (loss)	—	—	—	(4,223)	(4,223)
Stock options exercised, net of shares surrendered for cashless exercises and tax withholdings	31,180	351			351
Stock issued under employee stock purchase plan	1,609	53	—	—	53
Stock issued under employee stock ownership plan	18,300	668	—	—	668
Restricted stock granted	29,454	—	—	—	—
Restricted stock surrendered for tax withholdings upon vesting	(3,961)	(156)	—	—	(156)
Restricted stock forfeited / cancelled	(3,848)	—	—	—	—
Stock-based compensation - stock options	—	200	—	—	200
Stock-based compensation - restricted stock	—	538	—	—	538
Cash dividends paid on common stock ($0.46 per share)	—	—	(6,138)	—	(6,138)
Stock purchased by directors under director stock plan	519	18	—	—	18
Stock issued in payment of director fees	3,347	117	—	—	117
Stock repurchased, net of commissions	(521,948)	(19,264)	—	—	(19,264)
Balance at June 30, 2021	13,055,105	$108,430	$231,841	$8,378	$348,649
	Six months ended June 30, 2020
Balance at January 1, 2020	13,577,008	$129,058	$203,227	$4,503	$336,788
Net income	—	—	14,634	—	14,634
Other comprehensive income	—	—	—	7,491	7,491
Stock options exercised, net of shares surrendered for cashless exercises and tax withholdings	63,815	1,277	—	—	1,277
Stock issued under employee stock purchase plan	1,084	33	—	—	33
Stock issued under employee stock ownership plan	19,400	648	—	—	648
Restricted stock granted	29,100	—	—	—	—
Restricted stock surrendered for tax withholdings upon vesting	(2,200)	(73)	—	—	(73)
Restricted stock forfeited / cancelled	(6,718)	—	—	—	—
Stock-based compensation - stock options	—	211	—	—	211
Stock-based compensation - restricted stock	—	574	—	—	574
Cash dividends paid on common stock ($0.46 per share)	—	—	(6,248)	—	(6,248)
Stock purchased by directors under director stock plan	400	18	—	—	18
Stock issued in payment of director fees	2,610	117	—	—	117
Stock repurchased, net of commissions	(92,664)	(3,230)	—	—	(3,230)
Balance at June 30, 2020	13,591,835	$128,633	$211,613	$11,994	$352,240

The accompanying notes are an integral part of these consolidated financial statements (unaudited).
Page-5

BANK OF MARIN BANCORP CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended June 30, 2021 and 2020

(in thousands; unaudited)	June 30, 2021	June 30, 2020
Cash Flows from Operating Activities:
Net income	$18,232	$14,634
Adjustments to reconcile net income to net cash provided by operating activities:
(Reversal of) provision for credit losses on loans	(3,849)	4,200
(Reversal of) provision for credit losses on unfunded loan commitments	(1,202)	362
Noncash contribution expense to employee stock ownership plan	668	648
Noncash director compensation expense	162	150
Stock-based compensation expense	738	785
Amortization of core deposit intangible	408	426
Amortization of investment security premiums, net of accretion of discounts	1,753	344
Accretion of discounts on acquired loans	(78)	(55)
Accretion of discount on subordinated debenture	1,347	35
Net change in deferred loan origination costs/fees	1,146	7,829
Gain on sale of investment securities	—	(915)
Depreciation and amortization	848	1,052
Earnings on bank-owned life insurance policies	(490)	(509)
Net changes in:
Interest receivable and other assets	952	(2,174)
Interest payable and other liabilities	(866)	2,816
Total adjustments	1,537	14,994
Net cash provided by operating activities	19,769	29,628
Cash Flows from Investing Activities:
Purchase of held-to-maturity securities	(74,521)	—
Purchase of available-for-sale securities	(170,161)	(56,912)
Proceeds from sale of available-for-sale securities	—	33,756
Proceeds from paydowns/maturities of held-to-maturity securities	14,376	11,530
Proceeds from paydowns/maturities of available-for-sale securities	36,936	36,951
Loans originated and principal collected, net	84,259	(273,169)
Purchase of bank-owned life insurance policies	(1,943)	(941)
Purchase of premises and equipment	(765)	(242)
Cash paid for low income housing tax credit investment	(346)	(1,251)
Net cash used in investing activities	(112,165)	(250,278)
Cash Flows from Financing Activities:
Net increase in deposits	179,326	443,377
Proceeds from stock options exercised	351	1,277
Payment of tax withholdings for vesting of restricted stock	(156)	(73)
Proceeds from stock issued under employee and director stock purchase plans	71	51
Stock repurchased, net of commissions	(19,677)	(3,333)
Repayment of subordinated debenture including execution costs	(4,126)	—
Repayment of finance lease obligations	(32)	(90)
Cash dividends paid on common stock	(6,138)	(6,248)
Net cash provided by financing activities	149,619	434,961
Net increase in cash, cash equivalents and restricted cash	57,223	214,311
Cash, cash equivalents and restricted cash at beginning of period	200,320	183,388
Cash, cash equivalents and restricted cash at end of period	$257,543	$397,699
Supplemental disclosure of cash flow information:
Cash paid in interest	$951	$1,871
Cash paid in income taxes	$6,000	$—
Supplemental disclosure of noncash investing and financing activities:
Change in net unrealized gains on available-for-sale securities	$(6,284)	$11,306
Amortization of net unrealized loss on available-for-sale securities transferred to held-to-maturity	$281	$245
Stock issued to employee stock ownership plan	$668	$648
Stock issued for director compensation expense	$162	$150
Restricted cash[1]	$—	$—
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
Page-6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1:  Basis of Presentation

The consolidated financial statements include the accounts of Bank of Marin Bancorp (“Bancorp”), a bank holding company, and its wholly-owned bank subsidiary, Bank of Marin (the “Bank”), a California state-chartered commercial bank. References to “we,” “our,” “us” mean Bancorp and the Bank that are consolidated for financial reporting purposes. The accompanying unaudited consolidated interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles ("GAAP") have been condensed or omitted pursuant to those rules and regulations. Certain items in prior financial statements were reclassified to conform to the current presentation, including the reclassification of the provision for credit losses on unfunded commitments in the second quarter of 2021 from non-interest expense to a separate line item under the provision for credit losses on loans in the consolidated statements of comprehensive income.

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
Page-7

	Three months ended		Six months ended
(in thousands, except per share data)	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Weighted average basic common shares outstanding	13,092	13,514	13,227	13,519
Potentially dilutive common shares related to:
Stock options	54	54	67	80
Unvested restricted stock awards	18	17	22	22
Weighted average diluted shares outstanding	13,164	13,585	13,316	13,621
Net income	$9,285	$7,406	$18,232	$14,634
Basic EPS	$0.71	$0.55	$1.38	$1.08
Diluted EPS	$0.71	$0.55	$1.37	$1.07
Weighted average anti-dilutive common shares not included in the calculation of diluted EPS	111	207	88	109

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

The following table summarizes our assets and liabilities that were required to be recorded at fair value on a recurring basis.

(in thousands) Description of Financial Instruments	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Measurement Categories: Changes in Fair Value Recorded In1
June 30, 2021
Securities available-for-sale:
Mortgage-backed securities and collateralized mortgage obligations issued by U.S. government-sponsored agencies	$284,783	$—	$284,783	$—	OCI
SBA-backed securities	29,460	—	29,460	—	OCI
Debentures of government sponsored agencies	74,711	—	74,711	—	OCI
Obligations of state and political subdivisions	123,224	—	123,224	—	OCI
Corporate bonds	5,785	—	5,785	—	OCI
Derivative financial liabilities (interest rate contracts)	1,363	—	1,363	—	NI
December 31, 2020
Securities available-for-sale:
Mortgage-backed securities and collateralized mortgage obligations issued by U.S. government-sponsored agencies	$228,651	$—	$228,651	$—	OCI
SBA-backed securities	32,862	—	36,286	—	OCI
Debentures of government sponsored agencies	20,186	—	20,186	—	OCI
Obligations of state and political subdivisions	110,652	—	110,652	—	OCI
Derivative financial liabilities (interest rate contracts)	1,912	—	1,912	—	NI
 1 Other comprehensive income ("OCI") or net income ("NI").

Available-for-sale securities are recorded at fair value on a recurring basis. When available, quoted market prices (Level 1) are used to determine the fair value of available-for-sale securities. If quoted market prices are not available, we obtain pricing information from a reputable third-party service provider, who may utilize valuation techniques that use current market-based or independently sourced parameters, such as bid/ask prices, dealer-quoted prices, interest rates, benchmark yield curves, prepayment speeds, probability of default, loss severity and credit spreads (Level 2).   Level 2 securities include obligations of state and political subdivisions, U.S. agencies or government-sponsored agencies' debt securities, mortgage-backed securities, government agency-issued, privately-issued collateralized mortgage obligations, and corporate bonds. As of June 30, 2021 and December 31, 2020, there were no Level 1 or Level 3 securities.

Page-9

Held-to-maturity securities may be written down to fair value as a result of impairment through a provision for credit losses in investments securities. We did not record any write-downs during the six months ended June 30, 2021 or June 30, 2020. Fair value of held-to-maturity securities is determined using the same techniques discussed above for available-for-sale securities.

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

Certain financial assets may be measured at fair value on a non-recurring basis. These assets are subject to fair value adjustments that result from the application of the lower of cost or fair value accounting or write-downs of individual assets, such as impaired loans that are collateral dependent and other real estate owned ("OREO"). As of June 30, 2021 and December 31, 2020, we did not carry any assets measured at fair value on a non-recurring basis.

Disclosures about Fair Value of Financial Instruments

The table below is a summary of fair value estimates for financial instruments as of June 30, 2021 and December 31, 2020, excluding financial instruments recorded at fair value on a recurring basis (summarized in the first table in this note). The carrying amounts in the following table are recorded in the consolidated statements of condition under the indicated captions. Further, we have not disclosed the fair value of financial instruments specifically excluded from disclosure requirements such as bank-owned life insurance policies ("BOLI") and non-maturity deposit liabilities. Additionally, we held shares of Federal Home Loan Bank ("FHLB") of San Francisco stock and Visa Inc. Class B common stock, both recorded at cost, as there was no impairment or changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer as of June 30, 2021 or December 31, 2020. The values are discussed in Note 4, Investment Securities.

	June 30, 2021			December 31, 2020
(in thousands)	Carrying Amounts	Fair Value	Fair Value Hierarchy	Carrying Amounts	Fair Value	Fair Value Hierarchy
Financial assets (recorded at amortized cost)
Cash and cash equivalents	$257,543	$257,543	Level 1	$200,320	$200,320	Level 1
Investment securities held-to-maturity	169,038	174,138	Level 2	109,036	115,185	Level 2
Loans, net	2,002,767	1,993,373	Level 3	2,065,682	2,089,192	Level 3
Interest receivable	10,160	10,160	Level 2	10,922	10,922	Level 2
Financial liabilities (recorded at amortized cost)
Time deposits	95,350	95,572	Level 2	97,433	97,769	Level 2
Subordinated debenture	—	—	Level 3	2,777	3,115	Level 3
Interest payable	53	53	Level 2	97	97	Level 2

Fair value of loans is based on exit price techniques and obtained from an independent third-party that uses its proprietary valuation model and methodology and may not reflect actual or prospective market valuations. The
Page-10

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

The value of unrecognized financial instruments is estimated based on the fee income associated with the commitments which, in the absence of credit exposure, is considered to approximate their settlement value. The fair value of commitment fees was not material as of June 30, 2021 or December 31, 2020.

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

A summary of the amortized cost, fair value and allowance for credit losses related to securities held-to-maturity as of June 30, 2021 and December 31, 2020 is presented below.

Held-to-maturity:	Amortized Cost [1]	Allowance for Credit Losses	Net Carrying Amount	Gross Unrealized		Fair Value
(in thousands)				Gains	(Losses)
June 30, 2021
Securities of U.S. government-sponsored enterprises:
MBS pass-through securities issued by FHLMC and FNMA	$74,115	$—	$74,115	$3,247	$—	$77,362
CMOs issued by FHLMC	38,641	—	38,641	1,142	(38)	39,745
CMOs issued by FNMA	6,274	—	6,274	265	—	6,539
SBA-backed securities	5,697	—	5,697	361	—	6,058
Debentures of government-sponsored agencies	43,731	—	43,731	115	—	43,846
Obligations of state and political subdivisions	580	—	580	8	—	588
Total held-to-maturity	$169,038	$—	$169,038	$5,138	$(38)	$174,138
December 31, 2020
Corporate bonds	$—	$—	$—	$—	$—	$—
Securities of U.S. government-sponsored enterprises:
MBS pass-through securities issued by FHLMC and FNMA	$65,579	$—	$65,579	$3,924	$—	$69,503
CMOs issued by FHLMC	27,201	—	27,201	1,441	—	28,642
CMOs issued by FNMA	8,042	—	8,042	363	—	8,405
SBA-backed securities	6,547	—	6,547	400	—	6,947
Obligations of state and political subdivisions	1,667	—	1,667	21	—	1,688
Total held-to-maturity	$109,036	$—	$109,036	$6,149	$—	$115,185
[1] Amortized cost and fair values exclude accrued interest receivable of $550 thousand and $366 thousand at June 30, 2021 and December 31, 2020, respectively, which is included in interest receivable and other assets in the consolidated statements of condition.

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
Page-11

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

The following table summarizes the amortized cost of our portfolio of held-to-maturity securities issued by states and political subdivisions by Moody's and/or Standard & Poor's bond ratings as of June 30, 2021.

	Obligations of state and political subdivisions
(in thousands)	June 30, 2021	December 31, 2020
AA	$376	$1,461
A	204	206
Total	$580	$1,667

A summary of the amortized cost, fair value and allowance for credit losses related to securities available-for-sale as of June 30, 2021 and December 31, 2020 is presented below.

Available-for-sale:	Amortized Cost [1]	Gross Unrealized		Allowance for Credit Losses	Fair Value
(in thousands)		Gains	(Losses)
June 30, 2021
Securities of U.S. government-sponsored enterprises:
MBS pass-through securities issued by FHLMC and FNMA	$57,653	$1,867	$—	$—	$59,520
CMOs issued by FHLMC	160,949	5,573	(436)	—	166,086
CMOs issued by FNMA	36,636	428	—	—	37,064
CMOs issued by GNMA	21,855	258	—	—	22,113
SBA-backed securities	27,938	1,568	(46)	—	29,460
Debentures of government- sponsored agencies	76,321	128	(1,738)	—	74,711
Obligations of state and political subdivisions	117,595	5,694	(65)	—	123,224
Corporate bonds	5,987	—	(202)	—	5,785
Total available-for-sale	$504,934	$15,516	$(2,487)	$—	$517,963
December 31, 2020
Securities of U.S. government-sponsored enterprises:
MBS pass-through securities issued by FHLMC and FNMA	$50,686	$2,530	$—	$—	$53,216
CMOs issued by FHLMC	143,267	7,925	(1)	—	151,191
CMOs issued by FNMA	16,450	580	—	—	17,030
CMOs issued by GNMA	6,863	351	—	—	7,214
SBA-backed securities	30,941	1,976	(55)	—	32,862
Debentures of government- sponsored agencies	19,944	266	(24)	—	20,186
Obligations of state and political subdivisions	104,887	5,765	—	—	110,652
Total available-for-sale	$373,038	$19,393	$(80)	$—	$392,351
[1] Amortized cost and fair value exclude accrued interest receivable of $2.4 million and $1.9 million June 30, 2021 and December 31, 2020, which is included in interest receivable and other assets in the consolidated statements of condition.

The amortized cost and fair value of investment debt securities by contractual maturity at June 30, 2021 and December 31, 2020 are shown below. Expected maturities may differ from contractual maturities if the issuers of the securities have the right to call or prepay obligations with or without call or prepayment penalties.
Page-12

	June 30, 2021				December 31, 2020
	Held-to-Maturity		Available-for-Sale		Held-to-Maturity		Available-for-Sale
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$245	$246	$14,263	$14,403	$246	$250	$11,530	$11,687
After one but within five years	20,203	21,184	53,194	55,835	7,550	7,961	59,028	62,397
After five years through ten years	58,465	60,963	183,706	189,492	52,113	55,872	144,908	154,089
After ten years	90,125	91,745	253,771	258,233	49,127	51,102	157,572	164,178
Total	$169,038	$174,138	$504,934	$517,963	$109,036	$115,185	$373,038	$392,351

Sales of investment securities and gross gains and losses are shown in the following table:

	Three months ended		Six months ended
(in thousands)	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Available-for-sale:
Sales proceeds	$—	$6,314	$—	$33,756
Gross realized gains	—	116	—	916
Gross realized losses	—	(1)	—	(1)

Pledged investment securities are shown in the following table:

(in thousands)	June 30, 2021	December 31, 2020
Pledged to the State of California:
Secure public deposits in compliance with the Local Agency Security Program	$145,128	$131,051
Collateral for trust deposits	742	751
Total investment securities pledged to the State of California	145,870	131,802
Collateral for Wealth Management and Trust Services checking account	624	629
Total pledged investment securities	$146,494	$132,431

There were 23 and 10 securities in unrealized loss positions at June 30, 2021 and December 31, 2020, respectively. Those securities are summarized and classified according to the duration of the loss period in the tables below:

June 30, 2021	< 12 continuous months		≥ 12 continuous months		Total securities in a loss position
(in thousands)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
Held-to-maturity:
CMOs issued by FHLMC	$4,372	$(38)	$—	$—	$4,372	$(38)
Total held-to-maturity	4,372	(38)	—	—	4,372	(38)
Available-for-sale:
MBS pass-through securities issued by FHLMC and FNMA	—	—	—	—	—	—
SBA-backed securities	—	—	1,417	(46)	1,417	(46)
CMOs issued by FNMA	—	—	—	—	—	—
CMOs issued by FHLMC	33,740	(436)	—	—	33,740	(436)
Debentures of government- sponsored agencies	63,594	(1,738)	—	—	63,594	(1,738)
Obligations of state and political subdivisions	2,550	(65)	—	—	2,550	(65)
Corporate bonds	5,785	(202)	—	—	5,785	(202)
Total available-for-sale	105,669	(2,441)	1,417	(46)	107,086	(2,487)
Total temporarily impaired securities	$110,041	$(2,479)	$1,417	$(46)	$111,458	$(2,525)
Page-13

December 31, 2020	< 12 continuous months		≥ 12 continuous months		Total securities in a loss position
(in thousands)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
Available-for-sale:
SBA-backed securities	$—	$—	$1,790	$(55)	$1,790	$(55)
CMOs issued by FHLMC	5,975	(1)	—	—	5,975	(1)
Debentures of government- sponsored agencies	3,943	(24)	—	—	3,943	(24)
Total available-for-sale	9,918	(25)	1,790	(55)	11,708	(80)
Total temporarily impaired securities	$9,918	$(25)	$1,790	$(55)	$11,708	$(80)

As of June 30, 2021, the investment portfolio included 4 investment securities that had been in a continuous loss position for twelve months or more and 19 investment securities that had been in a loss position for less than twelve months.

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
At June 30, 2021, management determined that it did not intend to sell any investment securities with unrealized losses, and it is more likely than not that we will not be required to sell securities with unrealized losses before recovery of their amortized cost. Therefore, no allowances for credit losses has been recognized on available for sale securities in an unrealized loss position as management does not believe any of the securities are impaired due to reasons of credit quality at June 30, 2021.

Non-Marketable Securities Included in Other Assets

FHLB Capital Stock

As a member of the FHLB, we are required to maintain a minimum investment in FHLB capital stock determined by the Board of Directors of the FHLB. The minimum investment requirements can increase in the event we increase our total asset size or borrowings with the FHLB. Shares cannot be purchased or sold except between the FHLB and its members at the $100 per share par value. We held $11.9 million of FHLB stock included in other assets on the consolidated statements of condition at both June 30, 2021 and December 31, 2020. The carrying amounts of these investments are reasonable estimates of fair value because the securities are restricted to member banks and they do not have a readily determinable market value. Based on our analysis of FHLB's financial condition and certain qualitative factors, we determined that the FHLB stock was not impaired at June 30, 2021 and December 31, 2020. On July 29, 2021, FHLB announced a cash dividend for the second quarter of 2021 at an annualized dividend rate of 6.00% to be distributed in mid-August 2021. Cash dividends paid on FHLB capital stock are recorded as non-interest income.

VISA Inc. Class B Common Stock

As a member bank of Visa U.S.A., we held 10,439 shares of Visa Inc. Class B common stock at June 30, 2021 and December 31, 2020. These shares have a carrying value of zero and are restricted from resale to non-member banks of Visa U.S.A. until their conversion into Class A (voting) shares upon the termination of Visa Inc.'s Covered Litigation escrow account. Because of the restriction and the uncertainty on the conversion rate to Class A shares, these shares lack a readily determinable fair value. When converting this Class B common stock to Class A common stock based on the estimated conversion rate of 1.6228 both at June 30, 2021 and December 31, 2020, and the closing stock price of Class A shares at those respective dates, the converted value of our shares of Class B common stock would have been $4.0 million and $3.7 million at June 30, 2021 and December 31, 2020, respectively. The conversion rate is subject to further adjustment upon the final settlement of the covered litigation
Page-14

against Visa Inc. and its member banks. As such, the fair value of these Class B shares can differ significantly from their converted values. For further information, refer to Note 8, Commitments and Contingencies.

Low Income Housing Tax Credits

We invest in low-income housing tax credit funds as a limited partner, which totaled $3.3 million and $3.5 million recorded in other assets as of June 30, 2021 and December 31, 2020, respectively. In the first six months of 2021, we recognized $323 thousand of low-income housing tax credits and other tax benefits, offset by $271 thousand of amortization expense of low-income housing tax credit investment, as a component of income tax expense. As of June 30, 2021, our unfunded commitments for these low-income housing tax credit funds totaled $474 thousand. We did not recognize any impairment losses on these low-income housing tax credit investments during the first six months of 2021 or 2020, as the value of the future tax benefits exceeds the carrying value of the investments.

Note 5:  Loans and Allowance for Credit Losses on Loans

Under the accounting relief provisions of the Coronavirus Aid, Relief and Economic Security ("CARES") Act passed in March 2020, we postponed the adoption of the CECL standard from January 1, 2020 to December 31, 2020. Upon adoption we used a modified retrospective method effective October 1, 2020 (the beginning of the first reporting period in which the standard was effective due to the postponement of CECL) through a cumulative adjustment to retained earnings. The cumulative adjustment to retained earnings was recorded, net of taxes, based on economic forecasts and other assumptions as of December 31, 2019. Results for reporting periods beginning after September 30, 2020 have been presented under the new standard while prior period amounts continue to be reported in accordance with previously applicable GAAP. Certain prior period credit quality disclosures related to impaired loans and individually and collectively evaluated loans were superseded with the CECL accounting standards and have not been included below. Refer to Notes 1 and 3 under Part II, Item 8, of our 2020 Form 10-K for additional information regarding the adoption of CECL. In addition, refer to Note 5 under Part I, Item 1, of our June 30, 2020 Form 10-Q for prior period information.

The following table presents the amortized cost of loans by class as of June 30, 2021 and December 31, 2020.

(in thousands)	June 30, 2021	December 31, 2020
Commercial and industrial	$423,646	$498,408
Real estate:
Commercial owner-occupied	296,407	304,963
Commercial investor-owned	967,335	961,208
Construction	80,841	73,046
Home equity	92,510	104,813
Other residential	120,903	123,395
Installment and other consumer loans	21,125	22,723
Total loans, at amortized cost [1]	2,002,767	2,088,556
Allowance for credit losses on loans	(19,100)	(22,874)
Total loans, net	$1,983,667	$2,065,682
1 Amortized cost includes net deferred loan origination fees of $(5.2) million and $(4.9) million at June 30, 2021 and December 31, 2020, respectively. Amounts are also net of unrecognized purchase discounts of $737 thousand and $815 thousand at June 30, 2021 and December 31, 2020, respectively. Amortized cost excludes accrued interest, which totaled $7.3 million and $8.8 million at June 30, 2021 and December 31, 2020, respectively, and is included in interest receivable and other assets in the consolidated statements of condition.

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
Page-15

economy, and resultant decreased consumer and/or business spending, may have an effect on the credit quality of commercial loans.

In April 2020, the Bank began participating in the Small Business Administration's ("SBA") Paycheck Protection Program ("PPP"). As of June 30, 2021, there were 1,532 PPP loans outstanding. PPP loans totaling $248.3 million (net of $6.5 million in unrecognized fees and costs) and $291.6 million (net of $5.4 million in unrecognized fees and costs) as of June 30, 2021 and December 31, 2020, respectively, were included in commercial and industrial loan balances. Of the 1,532 PPP loans outstanding as of June 30, 2021, 1,060 loans totaling $136.0 million were funded during the first half of 2021 under the second round of the PPP stimulus plan. PPP loans have terms of two to five years and earn interest at 1%. In addition, the SBA paid the Bank a fee of 1%-5% depending on the loan amount, which was netted with loan origination costs and accreted/amortized into interest income using the effective yield method over the contractual life of each loan. The recognition of fees and costs is accelerated when the SBA forgives the loan and/or the loan is paid off prior to maturity. PPP loans are fully guaranteed by the SBA and have virtually no risk of loss. We expect the vast majority of the PPP loans to be fully forgiven by the SBA.

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
Page-16

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

The following tables present the loan portfolio by loan class, origination year and internal risk rating as of June 30, 2021 and December 31, 2020. Generally, existing term loans that were re-underwritten are reflected in the table in the year of renewal. Lines of credit that have a conversion feature at the time of origination, such as construction to perm loans, are presented by year of origination.

(in thousands)	Term Loans - Amortized Cost by Origination Year						Revolving Loans Amortized Cost
June 30, 2021	2021	2020	2019	2018	2017	Prior		Total
Commercial and industrial:
Pass	$137,058	$129,992	$20,274	$10,797	$3,621	$35,228	$82,806	$419,776
Special Mention	—	—	638	442	101	5	445	1,631
Substandard	—	1,099	369	—	—	—	771	2,239
Total commercial and industrial	$137,058	$131,091	$21,281	$11,239	$3,722	$35,233	$84,022	$423,646
Commercial real estate, owner-occupied:
Pass	$19,776	$29,440	$26,861	$40,403	$40,695	$94,071	$—	$251,246
Special Mention	—	—	—	2,360	16,419	8,173	—	26,952
Substandard	—	7,148	293	—	—	10,768	—	18,209
Total commercial real estate, owner-occupied	$19,776	$36,588	$27,154	$42,763	$57,114	$113,012	$—	$296,407
Commercial real estate, investor-owned:
Pass	$115,580	$159,350	$142,354	$136,108	$72,393	$311,508	$98	$937,391
Special Mention	—	—	5,203	5,461	1,803	7,920	—	20,387
Substandard	—	—	2,715	4,422	—	2,420	—	9,557
Total commercial real estate, investor-owned	$115,580	$159,350	$150,272	$145,991	$74,196	$321,848	$98	$967,335
Construction:
Pass	$3,699	$43,733	$24,379	$9,030	$—	$—	$—	$80,841
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total construction	$3,699	$43,733	$24,379	$9,030	$—	$—	$—	$80,841
Home equity:
Pass	$—	$—	$—	$—	$—	$511	$91,191	$91,702
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	386	422	808
Total home equity	$—	$—	$—	$—	$—	$897	$91,613	$92,510
Page-17

(in thousands)	Term Loans - Amortized Cost by Origination Year						Revolving Loans Amortized Cost
June 30, 2021	2021	2020	2019	2018	2017	Prior		Total
Other residential:
Pass	$12,426	$33,282	$27,503	$18,566	$8,948	$20,178	$—	$120,903
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total other residential	$12,426	$33,282	$27,503	$18,566	$8,948	$20,178	$—	$120,903
Installment and other consumer:
Pass	$3,318	$2,038	$3,320	$2,305	$1,248	$7,183	$1,713	$21,125
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total installment and other consumer	$3,318	$2,038	$3,320	$2,305	$1,248	$7,183	$1,713	$21,125
Total loans:
Pass	$291,857	$397,835	$244,691	$217,209	$126,905	$468,679	$175,808	$1,922,984
Total Special Mention	$—	$—	$5,841	$8,263	$18,323	$16,098	$445	$48,970
Total Substandard	$—	$8,247	$3,377	$4,422	$—	$13,574	$1,193	$30,813
Totals	$291,857	$406,082	$253,909	$229,894	$145,228	$498,351	$177,446	$2,002,767

(in thousands)	Term Loans - Amortized Cost by Origination Year						Revolving Loans Amortized Cost
December 31, 2020	2020	2019	2018	2017	2016	Prior		Total
Commercial and industrial:
Pass	$308,237	$22,589	$12,596	$4,508	$5,915	$34,282	$85,889	$474,016
Special Mention	—	2,034	1,318	141	11	49	19,092	22,645
Substandard	1,747	—	—	—	—	—	—	1,747
Total commercial and industrial	$309,984	$24,623	$13,914	$4,649	$5,926	$34,331	$104,981	$498,408
Commercial real estate, owner-occupied:
Pass	$31,029	$27,581	$32,603	$43,843	$12,768	$101,014	$—	$248,838
Special Mention	—	—	11,764	17,062	7,343	6,601	—	42,770
Substandard	7,147	—	—	—	6,208	—	—	13,355
Total commercial real estate, owner-occupied	$38,176	$27,581	$44,367	$60,905	$26,319	$107,615	$—	$304,963
Commercial real estate, investor-owned:
Pass	$162,300	$144,751	$173,955	$100,842	$94,862	$253,611	$117	$930,438
Special Mention	—	10,695	—	1,819	—	8,124	—	20,638
Substandard	—	2,716	4,435	—	1,553	1,428	—	10,132
Total commercial real estate, investor-owned	$162,300	$158,162	$178,390	$102,661	$96,415	$263,163	$117	$961,208
Construction:
Pass	$31,654	$30,150	$11,242	$—	$—	$—	$—	$73,046
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total construction	$31,654	$30,150	$11,242	$—	$—	$—	$—	$73,046
Home equity:
Pass	$—	$—	$—	$—	$128	$694	$102,614	$103,436
Special Mention	—	—	—	—	—	—	799	799
Substandard	—	—	—	—	—	391	187	578
Total home equity	$—	$—	$—	$—	$128	$1,085	$103,600	$104,813
Other residential:
Pass	$34,447	$31,079	$23,673	$10,574	$6,035	$17,587	$—	$123,395
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total other residential	$34,447	$31,079	$23,673	$10,574	$6,035	$17,587	$—	$123,395
Installment and other consumer:
Pass	$2,361	$4,382	$3,483	$1,543	$3,423	$4,921	$2,593	$22,706
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	17	—	—	—	17
Total installment and other consumer	$2,361	$4,382	$3,483	$1,560	$3,423	$4,921	$2,593	$22,723
Total loans:
Pass	$570,028	$260,532	$257,552	$161,310	$123,131	$412,109	$191,213	$1,975,875
Total Special Mention	$—	$12,729	$13,082	$19,022	$7,354	$14,774	$19,891	$86,852
Total Substandard	$8,894	$2,716	$4,435	$17	$7,761	$1,819	$187	$25,829
Totals	$578,922	$275,977	$275,069	$180,349	$138,246	$428,702	$211,291	$2,088,556

The following table shows the amortized cost of loans by class, payment aging and non-accrual status as of June 30, 2021 and December 31, 2020.
Page-18

Loan Aging Analysis by Class
(in thousands)	Commercial and industrial	Commercial real estate, owner-occupied	Commercial real estate, investor-owned	Construction	Home equity	Other residential	Installment and other consumer	Total
June 30, 2021
30-59 days past due	$367	$—	$—	$—	$—	$—	$—	$367
60-89 days past due	—	—	—	—	121	—	—	121
90 days or more past due	—	—	878	—	—	—	—	878
Total past due	367	—	878	—	121	—	—	1,366
Current	423,279	296,407	966,457	80,841	92,389	120,903	21,125	2,001,401
Total loans [1]	$423,646	$296,407	$967,335	$80,841	$92,510	$120,903	$21,125	$2,002,767
Non-accrual loans [2]	$—	$7,148	$1,597	$—	$445	$—	$—	$9,190
Non-accrual loans with no allowance	$—	$7,148	$1,597	$—	$445	$—	$—	$9,190
December 31, 2020
30-59 days past due	$—	$—	$1,673	$—	$274	$—	$136	$2,083
60-89 days past due	—	—	—	—	—	—	622	622
90 days or more past due	—	—	—	—	—	—	—	—
Total past due	—	—	1,673	—	274	—	758	2,705
Current	498,408	304,963	959,535	73,046	104,539	123,395	21,965	2,085,851
Total loans [1]	$498,408	$304,963	$961,208	$73,046	$104,813	$123,395	$22,723	$2,088,556
Non-accrual loans [2]	$—	$7,147	$1,610	$—	$459	$—	$17	$9,233
Non-accrual loans with no allowance	$—	$7,147	$1,610	$—	$459	$—	$17	$9,233
1 There were no loans past due more than ninety days accruing interest at June 30, 2021 or December 31, 2020.
2 None of the non-accrual loans as of June 30, 2021 or December 31, 2020 were earning interest on a cash basis. We recognized no interest income on non-accrual loans for the three and six months ended June 30, 2021 and 2020. There were no new loans placed on non-accrual status during the six months ended June 30, 2021. Accrued interest of $20 thousand was reversed from interest income for loans that were placed on non-accrual status during the six months ended June 30, 2020.

Collateral Dependent Loans

The following table presents the amortized cost basis of individually analyzed collateral-dependent non-accrual loans by class at June 30, 2021 and December 31, 2020.

	Amortized Cost by Collateral Type
(in thousands)	Commercial Real Estate	Residential Real Estate	Other	Total	Allowance for Credit Losses
June 30, 2021
Commercial real estate, owner-occupied	$7,148	$—	$—	$7,148	$—
Commercial real estate, investor-owned	1,597	—	—	1,597	—
Home equity	—	445	—	445	—
Total	$8,745	$445	$—	$9,190	$—
December 31, 2020
Commercial real estate, owner-occupied	$7,147	$—	$—	$7,147	$—
Commercial real estate, investor-owned	1,610	—	—	1,610	—
Home equity	—	459	—	459	—
Installment and other consumer	—	—	17	17	—
Total	$8,757	$459	$17	$9,233	$—

No collateral-dependent loans were in process of foreclosure at June 30, 2021 or December 31, 2020. In addition, the weighted average loan-to-value of collateral dependent loans was approximately 58.7% at June 30, 2021 and 59.2% at December 31, 2020.

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
Page-19

•The loan is subsequently refinanced or restructured at current market interest rates and the new terms are consistent with the treatment of creditworthy borrowers under regular underwriting standards;
•The borrower is no longer considered to be in financial difficulty;
•Performance on the loan is reasonably assured; and
•Existing loan did not have any forgiveness of principal or interest.

There were no loans removed from TDR designation during the six months ended June 30, 2021 and 2020.

In accordance with section 4013 of the CARES Act, subsequently amended by section 541 of the Economic Aid Act, we elected to apply the temporary accounting relief provisions for loan modifications that met certain criteria, which would otherwise be designated TDRs under existing GAAP. As of June 30, 2021, 7 borrowing relationships with 12 loans totaling $49.8 million were continuing to benefit from payment relief. Subsequent to quarter end and prior to the filing of this report, one relationship with three loans totaling $6.4 million transitioned out of the payment relief program and resumed normal contractual payments. The weighted average loan-to-value ratio of the remaining payment relief loans was approximately 41%. We accrue and recognize interest income on loans under payment relief based on the original contractual interest rates. When payments resume at the end of the relief period, the payments will generally be applied to accrued interest due until accrued interest is fully paid.

The following table summarizes the carrying amount of TDR loans by loan class as of June 30, 2021 and December 31, 2020.

(in thousands)
Recorded Investment in Troubled Debt Restructurings [1]	June 30, 2021	December 31, 2020
Commercial and industrial	$821	$1,021
Commercial real estate, owner-occupied	7,148	7,147
Commercial real estate, investor-owned	1,729	3,305
Home equity	276	281
Installment and other consumer	745	752
Total	$10,719	$12,506
1TDR loans on non-accrual status totaled $7.4 million at both June 30, 2021 and December 31, 2020. Unfunded commitments for TDR loans totaled $845 thousand as of June 30, 2021

The following table presents information for loans modified in a TDR during the presented periods, including the number of modified contracts, the recorded investment in the loans prior to modification, and the recorded investment in the loans at period end after being restructured. The table excludes fully charged-off TDR loans and loans modified in a TDR and subsequently paid-off during the years presented, if applicable.

(dollars in thousands)	Number of Contracts Modified	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment at Period End
TDRs during the three months ended June 30, 2021:
None	—	$—	$—	$—
TDRs during the three months ended June 30, 2020:
Home equity	1	$276	$276	$276
Installment and other consumer	1	108	108	108
Total	2	$384	$384	$384

TDRs during the six months ended June 30, 2021:
None	—	$—	$—	$—
TDRs during the six months ended June 30, 2020:
Commercial and industrial	1	$170	$162	$144
Home equity	1	276	276	276
Installment and other consumer	3	211	211	210
Total	5	$657	$649	$630
The loans modified in 2020 reflected debt consolidation, interest rate concessions, and/or other loan term and payment modifications. During the six months ended June 30, 2021 and 2020, there were no defaults on loans that had been modified in a TDR within the prior twelve-month period. We report defaulted TDRs based on a payment default definition of more than ninety days past due.
Page-20

The following table discloses activity in the allowance for credit losses on loans for the periods presented.

Allowance for Credit Losses on Loans Rollforward
(in thousands)	Commercial and industrial	Commercial real estate, owner-occupied	Commercial real estate, investor-owned	Construction	Home equity	Other residential	Installment and other consumer	Unallocated	Total
Three months ended June 30, 2021
Beginning balance	$1,654	$2,304	$10,856	$1,312	$520	$757	$255	$2,300	$19,958
Provision (reversal) - CECL	(68)	(267)	(95)	(178)	(158)	(144)	(17)	7	(920)
Charge-offs	—	—	—	—	—	—	—	—	—
Recoveries	4	—	—	8	50	—	—	—	62
Ending balance	$1,590	$2,037	$10,761	$1,142	$412	$613	$238	$2,307	$19,100
Three months ended June 30, 2020
Beginning balance	$2,784	$2,797	$9,225	$727	$982	$1,098	$363	$908	$18,884
Provision - incurred loss	(159)	113	1,178	109	62	168	63	466	2,000
Charge-offs	(20)	—	—	—	—	—	—	—	(20)
Recoveries	4	—	—	—	—	—	—	—	4
Ending balance	$2,609	$2,910	$10,403	$836	$1,044	$1,266	$426	$1,374	$20,868

Allowance for Credit Losses on Loans Rollforward
(in thousands)	Commercial and industrial	Commercial real estate, owner-occupied	Commercial real estate, investor	Construction	Home equity	Other residential	Installment and other consumer	Unallocated	Total
Six months ended June 30, 2021
Beginning balance	$2,530	$2,778	$12,682	$1,557	$738	$998	$291	$1,300	$22,874
Provision (reversal) - CECL	(947)	(741)	(1,921)	(433)	(376)	(385)	(53)	1,007	(3,849)
Charge-offs	—	—	—	—	—	—	—	—	—
Recoveries	7	—	—	18	50	—	—	—	75
Ending balance	$1,590	$2,037	$10,761	$1,142	$412	$613	$238	$2,307	$19,100
Six months ended June 30, 2020
Beginning balance	$2,334	$2,462	$8,483	$638	$850	$973	$284	$653	$16,677
Provision - incurred loss	287	448	1,920	195	194	293	142	721	4,200
Charge-offs	(20)	—	—	—	—	—	—	—	(20)
Recoveries	8	—	—	3	—	—	—	—	11
Ending balance	$2,609	$2,910	$10,403	$836	$1,044	$1,266	$426	$1,374	$20,868

We adopted the CECL accounting standard on December 31, 2020, which we had previously postponed under the optional accounting relief provisions of the CARES Act passed in March 2020 to the earlier of the end of the national emergency or December 31, 2020. During the first six months of 2020, we applied the incurred loss method under previous GAAP in determining the allowance for credit losses on loans.

Pledged Loans

Our FHLB line of credit is secured under terms of a blanket collateral agreement by a pledge of certain qualifying loans with unpaid principal balances of $1.092 billion and $1.165 billion at June 30, 2021 and December 31, 2020, respectively. In addition, we pledge eligible TIC loans, which totaled $113.0 million and $113.6 million at June 30, 2021 and December 31, 2020, respectively, to secure our borrowing capacity with the Federal Reserve Bank ("FRB"). Also, see Note 6, Borrowings.

Related Party Loans

The Bank has, and expects to have in the future, banking transactions in the ordinary course of its business with directors, officers, principal shareholders and their businesses or associates. These loans are granted on substantially the same terms, including interest rates and collateral on loans, as those prevailing at the same time for comparable transactions with persons not related to us. Likewise, these transactions do not involve more than the normal risk of collectability or present other unfavorable features. Related party loans totaled $5.3 million at
Page-21

June 30, 2021 and $6.4 million at December 31, 2020. In addition, undisbursed commitments to related parties totaled $9.1 million at June 30, 2021 and December 31, 2020.

Note 6: Borrowings and Other Obligations

Federal Funds Purchased – The Bank had unsecured available lines of credit with correspondent banks for overnight borrowings totaling $115.0 million at June 30, 2021 and $135.0 million at December 31, 2020.  In general, interest rates on these lines approximate the federal funds target rate. We had no overnight borrowings under these credit facilities at June 30, 2021 or December 31, 2020.

Federal Home Loan Bank Borrowings – As of June 30, 2021 and December 31, 2020, the Bank had available lines of credit with the FHLB totaling $629.9 million and $642.5 million, respectively, based on eligible collateral of certain loans. There were no FHLB overnight borrowings at June 30, 2021 or December 31, 2020.

Federal Reserve Line of Credit – The Bank has an available line of credit with the FRBSF secured by certain residential loans.  At June 30, 2021 and December 31, 2020, the Bank had borrowing capacity under this line totaling $77.6 million and $78.7 million, respectively, and had no outstanding borrowings with the FRBSF.

Subordinated Debenture – As part of an acquisition in 2013, Bancorp assumed a subordinated debenture with a contractual balance of $4.1 million due to NorCal Community Bancorp Trust II (the "Trust"), established for the sole purpose of issuing trust preferred securities. On March 15, 2021, Bancorp redeemed in full the $2.8 million (book value) subordinated debenture due to the Trust, which had an effective interest rate of 6.5% for the first six months of 2020. The higher effective rate for the first six months of 2021 included accelerated accretion of the $1.3 million remaining purchase discount due to the early redemption. Accretion was $17 thousand and $35 thousand for the three and six months ended June 30, 2020, respectively.

Other Obligations – Finance lease liabilities totaling $438 thousand and $58 thousand at June 30, 2021 and December 31, 2020, respectively, are included in borrowings and other obligations in the consolidated statements of condition. See Note 8, Commitments and Contingencies, for additional information.

Note 7:  Stockholders' Equity

Dividends

On July 16, 2021, Bancorp declared a $0.24 per share cash dividend, payable on August 6, 2021 to shareholders of record at the close of business on July 30, 2021.

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
Page-22

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

Stock options and restricted stock may be net settled in a cashless exercise by a reduction in the number of shares otherwise deliverable upon exercise or vesting in satisfaction of the exercise payment and/or applicable tax withholding requirements. During the six months ended June 30, 2021, we withheld 27,547 shares totaling $1.1 million at a weighted-average price of $38.87 for cashless exercises. During the six months ended June 30, 2020, we withheld 8,409 shares totaling $346 thousand at a weighted-average price of $41.17 for cashless exercises. Shares withheld under net settlement arrangements are available for future grants.

Share Repurchase Program

On April 23, 2018, Bancorp announced that its Board of Directors approved a share repurchase program under which Bancorp may repurchase up to $25.0 million of its outstanding common stock through May 1, 2019. Bancorp's Board of Directors subsequently extended the share repurchase program through February 28, 2020. After expiration of this share repurchase program, a new share repurchase program began on March 5, 2020. This new program was approved on January 24, 2020 by Bancorp Board of Directors, allowing Bancorp to repurchase up to $25.0 million of its outstanding common stock through February 28, 2022. The share repurchase program, which began on March 5, 2020, was suspended by the Board of Directors on March 20, 2020 in response to the COVID-19 pandemic. The program was reactivated by the Board of Directors on October 23, 2020 and completed in May 2021 upon depletion of repurchase funds. A new share repurchase program was approved by Bancorp Board of Directors on July 16, 2021 under which Bancorp may repurchase up to $25.0 million of its outstanding common stock through July 31, 2023.

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

During the six months ended June 30, 2021, Bancorp repurchased 521,948 shares totaling $19.3 million for a cumulative 691,519 shares amounting to $25.0 million under the $25.0 million share repurchase program that was approved by the Board of Directors on January 24, 2020.

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
Page-23

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

The contractual amount of unfunded loan commitments and standby letters of credit not reflected in the consolidated statements of condition are as follows:

(in thousands)	June 30, 2021	December 31, 2020
Commercial lines of credit	$282,611	$287,533
Revolving home equity lines	201,986	189,035
Undisbursed construction loans	73,757	41,033
Personal and other lines of credit	10,185	9,567
Standby letters of credit	3,167	1,964
Total commitments and standby letters of credit	$571,706	$529,132

We record an allowance for credit losses on unfunded loan commitments at the balance sheet date based on estimates of the probability that these commitments will be drawn upon according to historical utilization experience of the different types of commitments and expected loss rates determined for pooled funded loans. The allowance for credit losses on unfunded commitments totaled $1.6 million and $2.8 million as of June 30, 2021 and December 31, 2020, respectively, which is recorded in interest payable and other liabilities in the consolidated statements of condition. We adopted the CECL accounting standard on December 31, 2020. We applied the incurred loss method under previous GAAP in determining the allowance for credit losses on unfunded commitments for the three and six month periods ended June 30, 2020. We recorded reversals of the allowance for credit losses on unfunded commitments totaling $612 thousand and $1.2 million for the three and six month periods ended June 30, 2021, respectively. This compares to provisions for credit losses on unfunded commitments for the three and six month periods ended June 30, 2020 totaling $260 thousand and $362 thousand, respectively. In the current period, we reclassified the provision for credit losses on unfunded commitments from non-interest expense to a separate line item under the provision for credit losses on loans in the consolidated statements of comprehensive income.

Leases

We lease premises under long-term non-cancelable operating leases with remaining terms of 1 year to 11 years, most of which include escalation clauses and one or more options to extend the lease term, and some of which contain lease termination clauses. Lease terms may include certain renewal options that were considered reasonably certain to be exercised.

We lease certain equipment under finance leases with initial terms of 3 years to 4 years. The equipment finance leases do not contain renewal options, bargain purchase options or residual value guarantees.

The following table shows the balances of operating and finance lease right-of-use assets and lease liabilities.

(in thousands)	June 30, 2021	December 31, 2020
Operating leases:
Operating lease right-of-use assets	$23,506	$25,612
Operating lease liabilities	$24,919	$27,062
Finance leases:
Finance lease right-of-use assets	$473	$365
Accumulated amortization	(37)	(307)
Finance lease right-of-use assets, net[1]	$436	$58
Finance lease liabilities[2]	$438	$58
[1] Included in premises and equipment in the consolidated statements of condition.
[2] Included in borrowings and other obligations in the consolidated statements of condition.

Page-24

The following table shows supplemental disclosures of noncash investing and financing activities for the period presented.

	Six months ended
(in thousands)	June 30, 2021	June 30, 2020
Right-of-use assets obtained in exchange for operating lease liabilities	$—	$14,030
Right-of-use assets obtained in exchange for finance lease liabilities	$412	$18

The following table shows components of operating and finance lease cost.

	Three months ended		Six months ended
(in thousands)	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Operating lease cost	$1,164	$1,114	$2,328	$2,169
Variable lease cost	—	2	—	3
Total operating lease cost[1]	$1,164	$1,116	$2,328	$2,172
Finance lease cost:
Amortization of right-of-use assets[2]	$7	$44	$34	$88
Interest on finance lease liabilities[3]	—	1	—	$2
Total finance lease cost	7	45	$34	$90
Total lease cost	$1,171	$1,161	$2,362	$2,262
[1] Included in occupancy and equipment expense in the consolidated statements of comprehensive income.
[2] Included in depreciation and amortization in the consolidated statements of comprehensive income.
[3] Included in interest on borrowings and other obligations in the consolidated statements of comprehensive income.
The following table shows the future minimum lease payments, weighted average remaining lease terms, and weighted average discount rates under operating and finance lease arrangements as of June 30, 2021. The discount rates used to calculate the present value of lease liabilities were based on the collateralized FHLB borrowing rates that were commensurate with lease terms and minimum payments on the later of the date we adopted the new lease accounting standards or lease commencement date.

(in thousands)	June 30, 2021
Year	Operating Leases	Finance Leases
2021	$2,246	$52
2022	4,424	118
2023	4,004	108
2024	3,300	104
2025	2,876	61
Thereafter	9,867	—
Total minimum lease payments	26,717	443
Amounts representing interest (present value discount)	(1,798)	(5)
Present value of net minimum lease payments (lease liability)	$24,919	$438
Weighted average remaining term (in years)	7.5	4.0
Weighted average discount rate	1.79%	0.66%
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
Page-25

to shares of Class A common stock, effectively reducing the aggregate value of the Class B common stock held by Visa's member banks like us.

In 2012, Visa had reached a $4.0 billion interchange multidistrict litigation class settlement agreement with plaintiffs representing a class of U.S. retailers. The escrow balance of $894 million as of June 30, 2021, combined with funds previously deposited with the court, are expected to cover the settlement payment obligations.

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

As of June 30, 2021, we had four interest rate swap agreements, which are scheduled to mature in June 2031, October 2031, July 2032, and October 2037. All of our derivatives are accounted for as fair value hedges. The notional amounts of the interest rate contracts are equal to the notional amounts of the hedged loans. Our interest rate swap payments are settled monthly with counterparties. Accrued interest on the swaps totaled $10 thousand at June 30, 2021 and $11 thousand at December 31, 2020. Information on our derivatives follows:

	Asset Derivatives		Liability Derivatives
(in thousands)	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020
Fair value hedges:
Interest rate contracts notional amount	$—	$—	$13,518	$13,991
Interest rate contracts fair value[1]	$—	$—	$1,363	$1,912
1 See Note 3, Fair Value of Assets and Liabilities, for valuation methodology.

The following table presents the carrying amount and associated cumulative basis adjustment related to the application of fair value hedge accounting that is included in the carrying amount of hedged assets as of June 30, 2021 and December 31, 2020.

	Carrying Amounts of Hedged Assets		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Loans
(in thousands)	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020
Loans	$14,734	$15,745	$1,216	$1,753

The following table presents the net losses recognized in interest income on loans on the consolidated statements of comprehensive income related to our derivatives designated as fair value hedges.
Page-26

	Three months ended		Six months ended
(in thousands)	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Interest and fees on loans [1]	$21,429	$21,217	$42,090	$42,104
(Decrease) increase in fair value of designated interest rate swaps due to LIBOR interest rate movements	$(170)	$(63)	$549	$(1,504)
Payment on interest rate swaps	(93)	(96)	(185)	(146)
Increase (decrease) in fair value hedging adjustment of hedged loans	177	59	(537)	1,529
Decrease in value of yield maintenance agreement	(2)	(3)	(6)	(6)
Net losses on fair value hedging relationships recognized in interest income	$(88)	$(103)	$(179)	$(127)
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

Offsetting of Financial Assets and Derivative Assets
		Gross Amounts	Net Amounts of	Gross Amounts Not Offset in
	Gross Amounts	Offset in the	Assets Presented	the Statements of Condition
	of Recognized	Statements of	in the Statements	Financial	Cash Collateral
(in thousands)	Assets	Condition	of Condition	Instruments	Received	Net Amount
June 30, 2021
Derivatives by Counterparty:
Counterparty A	$—	$—	$—	$—	$—	$—
December 31, 2020
Derivatives by Counterparty:
Counterparty A	$—	$—	$—	$—	$—	$—

Offsetting of Financial Liabilities and Derivative Liabilities
		Gross Amounts	Net Amounts of	Gross Amounts Not Offset in
	Gross Amounts	Offset in the	Liabilities Presented	the Statements of Condition
	of Recognized	Statements of	in the Statements	Financial	Cash Collateral
(in thousands)	Liabilities[1]	Condition	of Condition[1]	Instruments	Pledged	Net Amount
June 30, 2021
Derivatives by Counterparty:
Counterparty A	$1,363	$—	$1,363	$—	$(1,363)	$—
December 31, 2020
Derivatives by Counterparty:
Counterparty A	$1,912	$—	$1,912	$—	$(1,912)	$—
1 Amounts exclude accrued interest on swaps.
For more information on how we account for our interest rate swaps, refer to Note 1 to the Consolidated Financial Statements included in our 2020 Form 10-K filed with the SEC on March 15, 2021.

Note 10: Merger Agreement

On April 16, 2021, Bancorp entered into a definitive agreement to acquire American River Bankshares ("AMRB"), parent company of American River Bank ("ARB"), whereby AMRB will merge with and into Bancorp and immediately thereafter ARB will merge with and into Bank of Marin (collectively, the "Merger"). The acquisition will expand Bank of Marin's presence throughout the Greater Sacramento, Amador and Sonoma County Regions where ARB has ten branches. Under the terms of the merger agreement, AMRB shareholders will receive a fixed exchange ratio of 0.575 shares of Bancorp's common stock for each share of AMRB's common stock outstanding upon consummation of the Merger. AMRB had total assets of $906.1 million, total deposits of $787.7 million, and total loans of $434.2 million as of June 30, 2021. These amounts are subject to fair value adjustments upon the close of the Merger. The merger has been approved by the Boards of Directors of each company, all applicable regulatory agencies and shareholders of AMRB and BMRC. The Merger is expected to close on August 6, 2021.
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

Page-28

Critical Accounting Policies and Estimates

The SEC requires us to disclose "critical accounting policies" defined as those that are both most important to the presentation of our financial condition and results of operations and require management's most difficult, subjective, or complex judgments, often because of the need to make estimates about the effect of matters that are inherently uncertain and imprecise. We consider accounting estimates to be critical to our financial results if (i) the accounting estimate requires management to make assumptions about matters that are highly uncertain, (ii) management could have applied different assumptions during the reported period, and (iii) changes in the accounting estimate are reasonably likely to occur in the future and could have a material impact on our financial statements. There have been no material changes to our critical accounting policies, which include: Allowance for Credit Losses on Loans and Unfunded Commitments, Allowance for Credit Losses on Investments Securities, Accounting for Income Taxes, and Fair Value Measurements. For a detailed discussion of these accounting policies, refer to Note 1 in the Consolidated Financial Statements included in our 2020 Form 10-K filed with the SEC on March 15, 2021.

Executive Summary

As previously reported, on April 16, 2021, Bancorp entered into a definitive agreement to acquire American River Bankshares ("AMRB"), parent company of American River Bank ("ARB"), whereby AMRB will merge with and into Bancorp and immediately thereafter ARB will merge with and into Bank of Marin (collectively, the "Merger"). We expect the transaction to be accretive to Bancorp's earnings, adding to shareholder value. AMRB shareholders will receive a fixed exchange ratio of 0.575 shares of Bancorp common stock for each share of AMRB common stock outstanding. Based on Bancorp's closing stock price of $39.06 on April 16, 2021 (date of merger agreement), the transaction was valued at $134.5 million (with approximately 3.4 million of additional shares of Bancorp common stock to be issued), or $22.46 per share of AMRB common stock, which includes the value of AMRB options being paid in cash. Such value will fluctuate with changes in Bancorp's stock price. Based on information currently available, Bank of Marin will have approximately $4.0 billion in assets and operate 31 branches in ten counties (Alameda, Amador, Contra Costa, Marin, Napa, Placer, Sacramento, San Francisco, San Mateo, and Sonoma) upon closing. The merger has been approved by the Boards of Directors of each company, all applicable regulatory agencies and shareholders of AMRB and BMRC. The Merger is expected to close on August 6, 2021. For other important factors regarding the AMRB acquisition, please see Note 10, Merger Agreement, and the Forward-Looking Statements section of this Form 10-Q.

Net income for the second quarter of 2021 totaled $9.3 million, compared to $7.4 million in the second quarter of 2020. Diluted earnings per share were $0.71 in the second quarter of 2021, compared to $0.55 in the same quarter a year ago. Earnings for the first six months of 2021 totaled $18.2 million, compared to $14.6 million in the same period a year ago. Diluted earnings per share were $1.37, compared to $1.07 in the first half of 2020.

Net income included the recognition of $2.6 million and $4.3 million of SBA PPP fees, net of costs in the second quarter of 2021 and first six months of 2021, respectively, compared to $1.2 million in the same periods a year ago. Additionally, reversals of the allowance for credit losses on loans totaling $920 thousand and $3.8 million in the second quarter and first half of 2021 contributed to the increase in earnings when compared to provisions of $2.0 million and $4.2 million in the comparative periods a year ago. Increases to income in the first half of 2021 were partially offset by the early redemption of our last subordinated debenture, generating $1.3 million accelerated discount accretion in interest expense in the first quarter of 2021.

The following are highlights of our operating and financial performance for the periods presented:
•Loans totaled $2.003 billion at June 30, 2021, compared to $2.089 billion at December 31, 2020, a decrease of $85.8 million, or 4.1%. The first half of 2021 included a $43.3 million net decrease in PPP loans. Non-PPP-related loan originations of $69.1 million were more than offset by loan payoffs of $95.4 million and a $34.8 million decrease in line utilization.
•Credit quality remained strong, with non-accrual loans representing $9.2 million at June 30, 2021 and December 31, 2020, or 0.46% and 0.44% of total loans, respectively. The ratio of allowance for credit losses on loans to total loans was 0.95% at June 30, 2021 and 1.10% at December 31, 2020. Excluding acquired and SBA PPP loans, the allowance for credit losses on loans represented 1.09% of total loans as of June 30, 2021, compared to 1.27% as of December 31, 2020 (see Results of Operations for a definition of this non-GAAP financial measure).
Page-29

•Return on average assets ("ROA") and return on average equity ("ROE") were 1.20% and 10.72% in the second quarter of 2021, compared to 1.21% and 10.47% in the first half of 2021, respectively. ROA and ROE were 1.01% and 8.52% in the second quarter of 2020, compared to 1.05% and 8.53% in the first half of 2020.
•The tax-equivalent net interest margin was 3.37% and 3.53% in the second quarters of 2021 and 2020, respectively. The decrease from the same quarter a year ago was primarily attributed to the low interest rate environment. SBA PPP loans contributed 12 basis points to the second quarter's net interest margin due to PPP loans forgiven and paid off by the SBA. The tax-equivalent net interest margin was 3.28% in the first six months of 2021 compared to 3.70% in the first six months a year ago. The decrease from the same period a year ago was primarily attributed to the lower interest rate environment. SBA PPP loans added 5 basis points to the first six months' net interest margin as compared to a 2 basis points reduction to the same period a year ago. The early redemption of our last subordinated debenture reduced first quarter 2021 tax-equivalent net interest margin by approximately 18 basis points.
•The efficiency ratio was 58.58% for the three months ended June 30, 2021, up from 53.01% in the comparative period a year ago, mainly due to a $1.7 million increase in non-interest expense mostly attributable to fewer salary-related deferred SBA PPP loan origination costs and ARB acquisition-related expenses. The efficiency ratio for the first half of 2021 was 61.43%, compared to 54.74% the same period a year ago. The increase was primarily due to a $1.9 million decrease in net interest income and $1.1 million decrease in non-interest income. Additionally, non-interest expenses increased by $1.7 million.
•Total deposits increased $179.3 million to $2.684 billion at June 30, 2021 from $2.504 billion at December 31, 2020. The increase was primarily due to customers depositing PPP funds into their accounts and new account openings in the second quarter of 2021. Non-interest bearing deposits represented 54% of total deposits as of June 30, 2021 and December 31, 2020. The cost of average deposits was 0.07% in the second quarter and first half of 2021, a decrease of 2 basis points and 8 basis points from the equivalent periods a year ago.
•All capital ratios were above well capitalized regulatory requirements. The total risk-based capital ratio for Bancorp was 15.5% at June 30, 2021, compared to 16.0% at December 31, 2020. Tangible common equity to tangible assets was 10.4% at June 30, 2021, compared to 11.3% at December 31, 2020 (see Results of Operations for a definition of this non-GAAP financial measure). The total risk-based capital ratio for the Bank was 15.3% at June 30, 2021, compared to 15.8% at December 31, 2020.
•The Board of Directors declared a cash dividend of $0.24 per share on July 16, 2021, a $0.01 increase from the prior quarter. This represents the 65th consecutive quarterly dividend paid by Bank of Marin Bancorp. The dividend is payable on August 6, 2021, to shareholders of record at the close of business on July 30, 2021.
•Given our strong capital and liquidity, the Board of Directors approved a new share repurchase program on July 16, 2021 under which Bancorp may repurchase up to $25.0 million of its outstanding common stock through July 31, 2023. The share repurchase program became effective July 22, 2021.
•As announced in May 2021, Tim Myers, Chief Operating Officer, was promoted from Executive Vice President to President. Tim is now responsible for the management of Centralized Operations and Technology in addition to Commercial Banking, Retail Banking, Wealth Management & Trust, and Marketing.

Bank of Marin's strong balance sheet is built from our core values - relationship banking, disciplined fundamentals and commitment to the communities that we serve. We believe that our robust liquidity and capital positions, high credit quality loan portfolio, excellent credit metrics, and low-cost deposit base, as well as our acquisition of AMRB will reinforce the long-term success of the bank and position us well for the remainder of 2021.
Page-30

RESULTS OF OPERATIONS

Highlights of the financial results are presented in the following tables:

(dollars in thousands)	June 30, 2021	December 31, 2020
Selected financial condition data:
Total assets	$3,073,818	$2,911,926
Loans, net	1,983,667	2,065,682
Deposits	2,683,575	2,504,249
Borrowings and other obligations	438	58
Subordinated debenture	—	2,777
Stockholders' equity	348,649	358,253
Asset quality ratios:
Allowance for credit losses on loans to total loans	0.95%	1.10%
Allowance for credit losses on loans to total loans, excluding SBA PPP loans [1]	1.09%	1.27%
Allowance for credit losses on loans to non-accrual loans	2.08x	2.48x
Non-accrual loans to total loans	0.46%	0.44%
Capital ratios:
Equity to total assets ratio	11.34%	12.30%
Tangible common equity to tangible assets [2]	10.36%	11.27%
Total capital (to risk-weighted assets)	15.53%	16.03%
Tier 1 capital (to risk-weighted assets)	14.54%	14.82%
Tier 1 capital (to average assets)	10.04%	10.80%
Common equity Tier 1 capital (to risk weighted assets)	14.54%	14.69%

	Three months ended		Six months ended
(dollars in thousands, except per share data)	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Selected operating data:
Net interest income	$24,534	$24,375	$46,565	$48,494
(Reversal of) provision for credit losses on loans	(920)	2,000	(3,849)	4,200
Non-interest income	2,022	1,813	3,848	4,933
Non-interest expense	15,556	13,881	30,968	29,248
Net income	9,285	7,406	18,232	14,634
Net income per common share:
Basic	$0.71	$0.55	$1.38	$1.08
Diluted	$0.71	$0.55	$1.37	$1.07
Performance and other financial ratios:
Return on average assets	1.20%	1.01%	1.21%	1.05%
Return on average equity	10.72%	8.52%	10.47%	8.53%
Tax-equivalent net interest margin [3]	3.37%	3.53%	3.28%	3.70%
Cost of deposits	0.07%	0.09%	0.07%	0.15%
Efficiency ratio	58.58%	53.01%	61.43%	54.74%
Cash dividend payout ratio on common stock [4]	32.39%	41.82%	33.33%	42.59%
1 The allowance for credit losses on loans to total loans, excluding SBA-guaranteed PPP loans, is considered a meaningful non-GAAP financial measure, as it represents only those loans that were considered in the calculation of the allowance for credit losses on loans. SBA PPP loans at June 30, 2021 and December 31, 2020 totaled $248.3 million and $291.6 million, respectively.
2 Tangible common equity to tangible assets is considered to be a meaningful non-GAAP financial measure of capital adequacy and is useful for investors to assess Bancorp's ability to absorb potential losses. Tangible common equity of $315 million and $324 million at June 30, 2021 and December 31, 2020, respectively, includes common stock, retained earnings and unrealized gains (losses) on available-for sale securities, net of tax, less goodwill and intangible assets. Tangible assets exclude goodwill and intangible assets of $33.6 million and $34.0 million at June 30, 2021 and December 31, 2020, respectively.
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

	Three months ended			Three months ended
	June 30, 2021			June 30, 2020
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Interest-earning deposits with banks [1]	$193,749	$54	0.11%	$173,161	$39	0.09%
Investment securities [2,3]	661,361	3,666	2.22%	550,483	3,886	2.82%
Loans [1,3,4]	2,062,497	21,601	4.14%	2,043,197	21,399	4.14%
Total interest-earning assets [1]	2,917,607	25,321	3.43%	2,766,841	25,324	3.62%
Cash and non-interest-bearing due from banks	39,252			37,680
Bank premises and equipment, net	4,795			5,543
Interest receivable and other assets, net	131,667			133,639
Total assets	$3,093,321			$2,943,703
Liabilities and Stockholders' Equity
Interest-bearing transaction accounts	$167,787	$39	0.09%	$142,778	$39	0.11%
Savings accounts	227,767	21	0.04%	182,371	17	0.04%
Money market accounts	735,784	312	0.17%	794,654	383	0.19%
Time accounts including CDARS	95,354	81	0.34%	95,076	142	0.60%
Borrowings and other obligations [1]	61	—	1.15%	156	1	2.62%
Subordinated debenture [1,5]	—	—	—%	2,733	40	5.73%
Total interest-bearing liabilities	1,226,753	453	0.15%	1,217,768	622	0.21%
Demand accounts	1,478,119			1,332,986
Interest payable and other liabilities	40,976			43,255
Stockholders' equity	347,473			349,694
Total liabilities & stockholders' equity	$3,093,321			$2,943,703
Tax-equivalent net interest income/margin [1]		$24,868	3.37%		$24,702	3.53%
Reported net interest income/margin [1]		$24,534	3.33%		$24,375	3.49%
Tax-equivalent net interest rate spread			3.28%			3.41%
Page-32

	Six months ended			Six months ended
	June 30, 2021			June 30, 2020
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
(in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Interest-earning deposits with banks [1]	$179,846	$96	0.11%	$136,261	$371	0.54%
Investment securities [2,3]	601,498	6,948	2.31%	553,690	8,151	2.94%
Loans [1,3,4]	2,081,069	42,437	4.06%	1,938,189	42,465	4.33%
Total interest-earning assets [1]	2,862,413	49,481	3.44%	2,628,140	50,987	3.84%
Cash and non-interest-bearing due from banks	45,059			39,262
Bank premises and equipment, net	4,786			5,741
Interest receivable and other assets, net	132,675			126,274
Total assets	$3,044,933			$2,799,417
Liabilities and Stockholders' Equity
Interest-bearing transaction accounts	$170,943	$78	0.09%	$140,587	$105	0.15%
Savings accounts	220,946	40	0.04%	172,905	33	0.04%
Money market accounts	719,769	598	0.17%	777,635	1,354	0.35%
Time accounts including CDARS	95,849	177	0.37%	95,616	303	0.64%
Borrowings and other obligations [1]	50	—	1.46%	257	3	2.06%
Subordinated debenture [1,5]	1,076	1,361	251.54%	2,724	89	6.46%
Total interest-bearing liabilities	1,208,633	2,254	0.38%	1,189,724	1,887	0.32%
Demand accounts	1,442,320			1,226,481
Interest payable and other liabilities	42,753			38,150
Stockholders' equity	351,227			345,062
Total liabilities & stockholders' equity	$3,044,933			$2,799,417
Tax-equivalent net interest income/margin [1]		$47,227	3.28%		$49,100	3.70%
Reported net interest income/margin [1]		$46,565	3.24%		$48,494	3.65%
Tax-equivalent net interest rate spread			3.06%			3.52%

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

[5] 2021 interest on subordinated debenture included $1.3 million in accelerated discount accretion from the early redemption of our last subordinated debenture on March 15, 2021.

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
Page-33

	Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020				Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020
(in thousands)	Volume	Yield/Rate	Mix	Total	Volume	Yield/Rate	Mix	Total
Interest-earning deposits with banks	$5	$9	$1	$15	$119	$(298)	$(96)	$(275)
Investment securities [1]	783	(835)	(168)	(220)	704	(1,755)	(152)	(1,203)
Loans [1]	202	—	—	202	3,130	(2,723)	(435)	(28)
Total interest-earning assets	990	(826)	(167)	(3)	3,953	(4,776)	(683)	(1,506)
Interest-bearing transaction accounts	7	(6)	(1)	—	23	(40)	(10)	(27)
Savings accounts	4	—	—	4	9	—	(2)	7
Money market accounts	(28)	(46)	3	(71)	(101)	(704)	49	(756)
Time accounts, including CDARS	—	(61)	—	(61)	1	(125)	(2)	(126)
Borrowings and other obligations	(1)	—	—	(1)	(2)	(1)	—	(3)
Subordinated debenture [2]	(40)	—	—	(40)	(54)	1,326	—	1,272
Total interest-bearing liabilities	(58)	(113)	2	(169)	(124)	456	35	367
Changes in tax-equivalent net interest income	$1,048	$(713)	$(169)	$166	$4,077	$(5,232)	$(718)	$(1,873)
[1] Yields and interest income on tax-exempt securities and loans are presented on a taxable-equivalent basis using the federal statutory rate of 21%.
[2] Six months ended June 30, 2021 includes $1.3 million in accelerated discount accretion from the early redemption of our last subordinated debenture on March 15, 2021.
Second Quarter of 2021 Compared to Second Quarter of 2020

Net interest income totaled $24.5 million in the second quarter of 2021, compared to $24.4 million in the same quarter a year ago. The $159 thousand increase was primarily due to higher income from SBA PPP loans, higher average investment securities and commercial real estate loan balances, and lower rates on interest-bearing liabilities. Increases were mostly offset by lower yields on investment securities, and lower average commercial, home equity, and other residential loan balances.

The tax-equivalent net interest margin was 3.37% in the second quarter of 2021 compared to 3.53% in the same quarter of the previous year.  The decrease in tax-equivalent net interest margin was primarily attributed to the lower interest rate environment. SBA PPP loans added 12 basis points to the second quarter 2021's net interest margin as compared to 3 basis points reduction for the same quarter a year ago due to higher fee income accretion in the second quarter of 2021 as more PPP loans were forgiven and paid off by the SBA.

First Six Months of 2021 Compared to First Six Months of 2020

Net interest income totaled $46.6 million in the six months ended June 30, 2021, compared to $48.5 million in the same period a year ago. The decrease was primarily attributed to $1.3 million in accelerated discount accretion from the early redemption of a subordinated debenture in the first quarter of 2021, lower yielding interest-earning assets, lower average balances of commercial and consumer loans, and one less day in the period. Decreases were partially offset by higher income from SBA PPP loans and higher investment securities, commercial real estate, and construction loan balances, and lower rates on interest-bearing liabilities. We recognized $4.3 million in SBA PPP fees, net of cost in the first six months of 2021, compared to $1.2 million in the first six months a year ago. As of June 30, 2021 $6.5 million PPP fees, net of deferred costs remain outstanding and will be recognized into income in future periods.

The tax-equivalent net interest margin was 3.28% in the six months ended June 30, 2021, compared to 3.70% in the same period a year ago.  The decrease from the first six months of 2020 was primarily attributed to the lower interest rate environment. SBA PPP loans added 5 basis points to the first six months' net interest margin as compared to a 2 basis points reduction to the same period a year ago.

Market Interest Rates

Market interest rates are, in part, based on the target federal funds interest rate (the interest rate banks charge each other for short-term borrowings) implemented by the Federal Reserve Open Market Committee ("FOMC").

Page-34

In response to the evolving risks to economic activity posed by the COVID-19 pandemic, the FOMC made two emergency cuts totaling 150 basis points to the federal funds rate in March 2020. The federal funds target rate range has resided between 0.0% and 0.25% since March 15, 2020, putting downward pressure on our asset yields and net interest margin. A low interest rate environment will continue to put downward pressure on our asset yields and net interest margin. See ITEM 3. Quantitative and Qualitative Disclosure about Market Risk for further information.

Provision for Credit Losses on Loans

Management assesses the adequacy of the allowance for credit losses on loans quarterly based on several factors including growth of the loan portfolio, past events, current conditions, and reasonable and supportable forecasts to estimate expected losses over the contractual terms of our loans. The allowance for credit losses on loans is increased by provisions charged to expense and loss recoveries and decreased by loans charged off.

The following table shows the provision for credit losses activity for the periods presented.

	Three months ended		Six months ended
(dollars in thousands)	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
(Reversal of) provision for credit losses on loans	$(920)	$2,000	$(3,849)	$4,200

The provision reversals in 2021 were primarily due to continued improvements in the forecasted California unemployment rates over the next four quarters and a $42.5 million year-to-date decrease in non-PPP loan balances. Our allowance model is particularly sensitive to current and forecasted California unemployment rates, which decreased to 8.0% at June 30, 2021 from 9.1% at December 31, 2020. The provision for credit losses in 2020 calculated under the incurred loss method (prior to the adoption of the excepted credit loss method on December 31, 2020) was largely due to the uncertainty about the impact of the COVID-19 pandemic on the local and regional economies and our customers at that time.

Loans designated special mention, which are not considered adversely classified, decreased by $37.9 million to $49.0 million at June 30, 2021 from $86.9 million at December 31, 2020. The decrease was largely due to the upgrading of several borrowing relationships totaling approximately $25.5 million because of their improved financial condition, loan reductions and payoffs totaling approximately $16.4 million, and the downgrade from special mention to substandard of one well-secured commercial real estate loan totaling $4.6 million. These decreases were partially offset by two well-secured commercial real estate loans totaling $8.8 million that were downgraded from pass to special mention risk rating. Classified assets (loans with risk ratings of substandard or doubtful) totaled $30.8 million at June 30, 2021, compared to $25.8 million at December 31, 2020. The $5.0 million increase was primarily due to the downgrade of a $4.6 million commercial real estate loan mentioned above. There were no loans considered doubtful at June 30, 2021 or December 31, 2020.

The ratio of allowance for credit losses on loans to total loans was 0.95% at June 30, 2021, compared to 1.10% at December 31, 2020. Excluding SBA-guaranteed PPP loans, the ratio of the allowance for credit losses on loans to total loans was 1.09% and 1.27% at June 30, 2021 and December 31, 2020, respectively (Refer to footnote 1 on page 31 for a definition and reconciliation of this non-GAAP financial measure). Non-accrual loans totaled $9.2 million, or 0.46% of total loans at June 30, 2021, and remained largely unchanged from $9.2 million, or 0.44% of total loans at December 31, 2020.

For more information, refer to Note 5 to the consolidated financial statements in this Form 10-Q.

Page-35

Non-interest Income

The following table details the components of non-interest income.

	Three months ended		Amount	Percent
(dollars in thousands)	June 30, 2021	June 30, 2020	Increase (Decrease)	Increase (Decrease)
Wealth Management and Trust Services	$530	$421	$109	25.9%
Debit card interchange fees	419	308	111	36.0%
Service charges on deposit accounts	317	293	24	8.2%
Earnings on bank-owned life insurance, net	233	234	(1)	(0.4)%
Dividends on FHLB stock	177	146	31	21.2%
Merchant interchange fees	61	47	14	29.8%
Gains on sale of investment securities, net	—	115	(115)	(100.0)%
Other income	285	249	36	14.5%
Total non-interest income	$2,022	$1,813	$209	11.5%

	Six months ended		Amount	Percent
(dollars in thousands)	June 30, 2021	June 30, 2020	Increase (Decrease)	Increase (Decrease)
Wealth Management and Trust Services	$1,018	$925	$93	10.1%
Debit card interchange fees	785	668	117	17.5%
Service charges on deposit accounts	598	744	(146)	(19.6)%
Earnings on bank-owned life insurance, net	490	509	(19)	(3.7)%
Dividends on FHLB stock	326	354	(28)	(7.9)%
Merchant interchange fees	118	120	(2)	(1.7)%
Gains on sale of investment securities, net	—	915	(915)	(100.0)%
Other income	513	698	(185)	(26.5)%
Total non-interest income	$3,848	$4,933	$(1,085)	(22.0)%

Second Quarter of 2021 Compared to Second Quarter of 2020

Non-interest income increased by $209 thousand in the second quarter of 2021 to $2.0 million, compared to $1.8 million in the same quarter a year ago. The increase was mostly attributed to debit card interchange fees from increased levels of activity and volume, and higher wealth management and trust services income generated from new accounts and favorable market performance. Increases relative to the prior year quarter were partially offset by the absence of gains on investment security sales in the second quarter of 2021.

First Six Months of 2021 Compared to First Six Months of 2020

Non-interest income decreased by $1.1 million in the first six months of 2021 to $3.8 million, from $4.9 million in the first half of 2020. The decrease was primarily attributed to the absence of gains on investment security sales in the first six months of 2021, versus $915 thousand realized in the same period a year ago, lower service charges on deposit accounts, and lower fee income from one-way deposit sales to third-party deposit networks in the first quarter of 2021. On March 30, 2020, we implemented temporary waivers for all ATM fees, overdraft fees and early withdrawal penalties for time deposits to help ease the financial burden customers began experiencing due to the pandemic. After honoring the fee waivers for one year, we provided our customers a 30-day notice and reinstituted the fees as of May 3, 2021.

Page-36

Non-interest Expense

The following table details the components of non-interest expense.

	Three months ended		Amount	Percent
(dollars in thousands)	June 30, 2021	June 30, 2020	Increase (Decrease)	Increase (Decrease)
Salaries and related benefits	$8,888	$7,864	$1,024	13.0%
Occupancy and equipment	1,751	1,661	90	5.4%
Professional services	986	550	436	79.3%
Data processing	820	829	(9)	(1.1)%
Charitable contributions	462	273	189	69.2%
Depreciation and amortization	389	526	(137)	(26.0)%
Information technology	296	252	44	17.5%
Directors' expense	230	175	55	31.4%
Amortization of core deposit intangible	204	213	(9)	(4.2)%
Federal Deposit Insurance Corporation insurance	182	116	66	56.9%
Other non-interest expense
Advertising	175	158	17	10.8%
Other expense	1,173	1,264	(91)	(7.2)%
Total other non-interest expense	1,348	1,422	(74)	(5.2)%
Total non-interest expense	$15,556	$13,881	$1,675	12.1%

	Six months ended		Amount	Percent
(dollars in thousands)	June 30, 2021	June 30, 2020	Increase (Decrease)	Increase (Decrease)
Salaries and related benefits	$18,096	$17,341	$755	4.4%
Occupancy and equipment	3,502	3,324	178	5.4%
Professional services	1,849	1,094	755	69.0%
Data processing	1,639	1,615	24	1.5%
Depreciation and amortization	848	1,052	(204)	(19.4)%
Information technology	609	502	107	21.3%
Charitable contributions	493	440	53	12.0%
Amortization of core deposit intangible	408	426	(18)	(4.2)%
Directors' expense	405	349	56	16.0%
Federal Deposit Insurance Corporation insurance	361	118	243	205.9%
Other non-interest expense
Advertising	414	409	5	1.2%
Other expense	2,343	2,578	(235)	(9.1)%
Total other non-interest expense	2,758	2,987	(229)	(7.7)%
Total non-interest expense	$30,968	$29,248	$1,720	5.9%

Second Quarter of 2021 Compared to Second Quarter of 2020

Non-interest expense increased by $1.7 million to $15.6 million in the second quarter of 2021, compared to $13.9 million in the same period a year ago. The increase was primarily attributed to $1.0 million in higher salaries and related benefits (mostly attributable to fewer deferred SBA PPP loan origination costs), $351 thousand increase in ARB acquisition-related expenses (mostly related to professional services), and $189 thousand increase in charitable contributions. We expect higher ARB acquisition related expenses in the next two quarters. The majority of our expected 2021 charitable contributions were disbursed in the second quarter.

First Six Months of 2021 Compared to First Six Months of 2020

Non-interest expense increased by $1.7 million to $31.0 million in the first half of 2021, compared to $29.2 million in the first half of 2020. The increase was driven by higher salaries and related benefits of $755 thousand, most of which was attributed to fewer deferred SBA PPP loan origination costs. Professional services increased by $755 thousand due to some pandemic-related delays in 2020 activities and ARB acquisition-related activities. In addition,
Page-37

FDIC deposit insurance expenses increased by $243 thousand relative to the first six months of 2020 due to the absence of assessment credits, which were fully utilized as of June 30, 2020.

The (reversal of) or provision for credit losses on unfunded commitments was reclassified out of non-interest expense and included as a separate line item under net interest income in the consolidated statements of comprehensive income for all periods presented. Efficiency ratios for all periods reported have been updated to reflect the reclassification. Reclassification conforms to Call Report instructions.

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

The provision for income taxes for the second quarter of 2021 totaled $3.2 million at an effective tax rate of 25.9%, compared to $2.6 million at an effective tax rate of 26.3% in the same quarter last year. The provision for income taxes for the first half of 2021 totaled $6.3 million at an effective tax rate of 25.6%, compared to $5.0 million at an effective tax rate of 25.4% for the first half of 2020. The increase in the provision reflected higher pre-tax income for both the second quarter and first half of 2021 compared to the same periods a year ago. The 40 basis point decrease in the effective tax rate in the second quarter of 2021 as compared to the same quarter a year ago was primarily due to the true-up of low-income tax credits.

We file a consolidated return in the U.S. Federal tax jurisdiction and a combined return in the State of California tax jurisdiction. There were no ongoing federal or state income tax examinations at the issuance of this report. At June 30, 2021, neither the Bank nor Bancorp had accruals for interest nor penalties related to unrecognized tax benefits.

FINANCIAL CONDITION SUMMARY

At June 30, 2021, assets totaled $3.074 billion, an increase of $161.9 million, from $2.912 billion at December 31, 2020, mainly due to increases in investment securities as we redeploy our excess liquidity from deposit inflows as discussed below.
Cash, Cash Equivalents and Restricted Cash

Total cash, cash equivalents and restricted cash were $257.5 million at June 30, 2021, compared to $200.3 million at December 31, 2020. The increase was mainly due to SBA PPP loan forgiveness and an increase in deposits. Cash and cash equivalents do not include $174.0 million and $173.4 million in temporary one-way sale transfers of deposits to third-party deposit networks as part of our liquidity management at June 30, 2021 and December 31, 2020, respectively.

Investment Securities

The investment securities portfolio totaled $687.0 million at June 30, 2021, an increase of $185.6 million from December 31, 2020. The increase was primarily due to purchases of $244.7 million to deploy excess cash into interest earning assets in a more favorable interest rate environment in 2021, partially offset by paydowns, calls and maturities of $51.3 million. Additionally, the fair value of available-for-sale securities decreased $6.3 million as a result of the higher interest rate environment in the first six months of 2021. There were no security sales in the first six months of 2021. See Note 4, Investment Securities, for additional information.

The following table summarizes our investment in obligations of state and political subdivisions at June 30, 2021 and December 31, 2020.
Page-38

	June 30, 2021			December 31, 2020
(dollars in thousands)	Amortized Cost	Fair Value	% of Total State and Political Subdivisions	Amortized Cost	Fair Value	% of Total State and Political Subdivisions
Within California:
General obligation bonds	$3,315	$3,532	2.8%	$3,327	$3,565	3.1%
Revenue bonds	2,044	2,113	1.7	2,352	2,448	2.2
Tax allocation bonds	1,746	1,767	1.5	2,832	2,876	2.7
Total within California	7,105	7,412	6.0	8,511	8,889	8.0
Outside California:
General obligation bonds	91,366	95,434	77.3	78,299	82,100	73.5
Revenue bonds	19,704	20,966	16.7	19,744	21,351	18.5
Total outside California	111,070	116,400	94.0	98,043	103,451	92.0
Total obligations of state and political subdivisions	$118,175	$123,812	100.0%	$106,554	$112,340	100.0%

The portion of the portfolio outside the state of California is distributed among eleven states. Of the total investment in obligations of state and political subdivisions, the largest concentrations outside of California are in Texas (51.0%), Washington (16.0%) and Maryland (5.7%). Our investment in obligations issued by municipal issuers in Texas are either guaranteed by the AAA-rated Texas Permanent School Fund ("PSF") or backed by revenue sources from essential services (such as utilities and transportation). We have $6.0 million in obligations of Texas school district issuers having high concentrations in oil and gas industry taxpayers and all of them have credit guarantees from PSF. We have little or no exposure to municipal sectors such as higher education or health care that are most vulnerable to credit risks posed by the COVID-19 pandemic.

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

Loans

During the first six months of 2021, loans decreased by $85.8 million and totaled $2.003 billion at June 30, 2021, primarily due to SBA PPP loans which totaled $248.3 million at June 30 2021, compared to $291.6 million at December 31, 2020. New non-PPP related loan originations totaled $69.1 million in the first six months of 2021. Payoffs totaled $95.4 million and credit line utilization decreased $34.8 million during the first six months of 2021. Loan payoffs in the first half of 2021 consisted largely of loans on which underlying assets were sold or paid off with cash (including completed construction projects). Residential real estate and consumer loan payoffs as well as loans refinanced with other banks contributed to the decline.

As of June 30, 2021, there were 1,532 PPP loans outstanding totaling $248.3 million (net of $6.5 million in unrecognized fees and costs). Of the total 2,876 PPP loans granted amounting to $444.1 million, we funded 1,813 loans totaling $307.9 million in the first round and 1,063 loans totaling $136.2 million in the second round. As of June 30, 2021, PPP loans forgiven and paid off were 1,344 totaling $189.3 million. Forgiveness of PPP loans continues with an additional 126 loans totaling $24.1 million approved between June 30, 2021 and July 31, 2021. Of the number of PPP loans remaining as of July 31, 2021, 71% (1,002 loans) totaling $43.0 million were less than or equal to $150 thousand and had access to streamlined forgiveness processing.

Page-39

As of July 31, 2021, 6 borrowing relationships with 9 loans totaling $43.4 million were benefiting from payment relief. We monitor the financial situation of these clients closely and expect the majority to resume payments as the economy continues to reopen.

Liabilities

During the first six months of 2021, total liabilities increased by $171.5 million to $2.725 billion. Deposits increased $179.3 million in the first six months of 2021, primarily driven by a combination of PPP loan proceeds and normal fluctuations in some of our larger commercial accounts. Non-interest bearing deposits increased $105.4 million in the first six months of 2021 to $1.460 billion, and represented 54.4% of total deposits at June 30, 2021, compared to 54.1% at December 31, 2020. The cost of average deposits was 0.07% in the second quarter and first half of 2021, a decrease of 2 basis points and 8 basis points from the equivalent periods a year ago.

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

Management reviews capital ratios on a regular basis to ensure that capital exceeds the prescribed regulatory minimums and is adequate to meet our anticipated future needs.  For all periods presented, the Bank’s ratios exceed the regulatory definition of “well capitalized” under the regulatory framework for prompt corrective action and Bancorp’s ratios exceed the required minimum ratios to be considered a well-capitalized bank holding company. In addition, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action as of June 30, 2021. There are no conditions or events since that notification that management believes have changed the Bank’s categories and we expect the Bank to remain well capitalized for prompt corrective action purposes.

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

The Bancorp’s and Bank’s capital adequacy ratios as of June 30, 2021 and December 31, 2020 are presented in the following tables. As of December 31, 2020, Bancorp's Tier 1 capital included a subordinated debenture, which was not included at the Bank level. On March 15, 2021, Bancorp redeemed in full our last subordinated debenture due to NorCal Community Bancorp Trust II. The redemption reduced Bancorp's total risk-based capital ratio by approximately 18 basis points.
Page-40

Capital Ratios for Bancorp (dollars in thousands)	Actual Ratio		Adequately Capitalized Threshold			Ratio to be a Well Capitalized Bank Holding Company
June 30, 2021	Amount	Ratio	Amount		Ratio	Amount		Ratio
Total Capital (to risk-weighted assets)	$326,698	15.53%	≥ $	220,955	≥ 10.50%	≥ $	210,433	≥ 10.00%
Tier 1 Capital (to risk-weighted assets)	$306,021	14.54%	≥ $	178,868	≥ 8.50%	≥ $	168,346	≥ 8.00%
Tier 1 Capital (to average assets)	$306,021	10.04%	≥ $	121,892	≥ 4.00%	≥ $	152,365	≥ 5.00%
Common Equity Tier 1 (to risk-weighted assets)	$306,021	14.54%	≥ $	147,303	≥ 7.00%	≥ $	136,781	≥ 6.50%
December 31, 2020
Total Capital (to risk-weighted assets)	$339,544	16.03%	≥ $	222,393	≥ 10.50%	≥ $	211,802	≥ 10.00%
Tier 1 Capital (to risk-weighted assets)	$313,891	14.82%	≥ $	180,032	≥ 8.50%	≥ $	169,442	≥ 8.00%
Tier 1 Capital (to average assets)	$313,891	10.80%	≥ $	116,224	≥ 4.00%	≥ $	145,280	≥ 5.00%
Common Equity Tier 1 (to risk-weighted assets)	$311,114	14.69%	≥ $	148,262	≥ 7.00%	≥ $	137,672	≥ 6.50%

Capital Ratios for the Bank (dollars in thousands)	Actual Ratio		Adequately Capitalized Threshold			Ratio to be Well Capitalized under Prompt Corrective Action Provisions
June 30, 2021	Amount	Ratio	Amount		Ratio	Amount		Ratio
Total Capital (to risk-weighted assets)	$321,837	15.30%	≥ $	220,905	≥ 10.50%	≥ $	210,386	≥ 10.00%
Tier 1 Capital (to risk-weighted assets)	$301,160	14.31%	≥ $	178,828	≥ 8.50%	≥ $	168,309	≥ 8.00%
Tier 1 Capital (to average assets)	$301,160	9.88%	≥ $	121,877	≥ 4.00%	≥ $	152,346	≥ 5.00%
Common Equity Tier 1 (to risk-weighted assets)	$301,160	14.31%	≥ $	147,270	≥ 7.00%	≥ $	136,751	≥ 6.50%
December 31, 2020
Total Capital (to risk-weighted assets)	$334,686	15.80%	≥ $	222,391	≥ 10.50%	≥ $	211,801	≥ 10.00%
Tier 1 Capital (to risk-weighted assets)	$309,033	14.59%	≥ $	180,031	≥ 8.50%	≥ $	169,441	≥ 8.00%
Tier 1 Capital (to average assets)	$309,033	10.64%	≥ $	116,224	≥ 4.00%	≥ $	145,280	≥ 5.00%
Common Equity Tier 1 (to risk-weighted assets)	$309,033	14.59%	≥ $	148,261	≥ 7.00%	≥ $	137,671	≥ 6.50%

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

Page-41

The most significant source of liquidity during 2021 was an increase in deposits of $179.3 million. The increase was primarily due to increases in PPP borrower-related accounts and normal fluctuations in some of our large business accounts. Proceeds from loans collected net of loan origination was $84.3 million. Proceeds from principal paydowns and maturities of securities totaled $51.3 million, and $19.8 million in net cash was provided by operating activities.

Significant uses of liquidity during 2021 were $244.7 million in investment securities purchased, $19.7 million in common stock repurchases, $6.1 million in cash dividends paid on common stock to our shareholders, and $4.1 million in repayment of a subordinated debenture. Refer to the Consolidated Statement of Cash Flows in this Form 10-Q for additional information on our sources and uses of liquidity. Management anticipates that our current strong liquidity position and core deposit base are adequate to fund our operations.

Undrawn credit commitments, as discussed in Note 8 to the Consolidated Financial Statements in this Form 10-Q, totaled $571.7 million at June 30, 2021. We expect to fund these commitments to the extent utilized primarily through the repayment of existing loans, deposit growth and liquid assets. Over the next twelve months, $69.0 million of time deposits will mature. We expect to replace these funds with new deposits. Our emphasis on local deposits, combined with our liquid investment portfolio, provides a very stable funding base.

Since Bancorp is a holding company and does not conduct regular banking operations, its primary sources of liquidity are dividends from the Bank. Under the California Financial Code, payment of a dividend from the Bank to Bancorp without advance regulatory approval is restricted to the lesser of the Bank’s retained earnings or the amount of the Bank’s net profits from the previous three fiscal years less the amount of dividends paid during that period. The primary uses of funds for Bancorp are shareholder dividends and ordinary operating expenses.  Bancorp held $4.6 million of cash at June 30, 2021. Combined with $34.0 million of dividend from the Bank to the Bancorp in July 2021, there is sufficient cash to cover Bancorp's operational needs, share repurchases, and cash dividends to shareholders through 2022. Management anticipates that there will be sufficient earnings at the Bank to provide dividends to Bancorp to meet its funding requirements for the foreseeable future.

ITEM 3.     Quantitative and Qualitative Disclosure about Market Risk

Market risk is defined as the risk of loss arising from an adverse change in the market value (or prices) of financial instruments. A significant form of market risk is interest rate risk, which is inherent in our lending, investment, borrowing and deposit gathering activities. The Bank manages interest rate sensitivity to minimize the exposure of our net interest margin, earnings, and capital to changes in interest rates. Interest rate changes can create fluctuations in the net interest margin due to an imbalance in the timing of repricing or maturity of assets or liabilities.

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

ALCO and the Board of Directors review our exposure to interest rate risk at least quarterly. We use simulation models to measure interest rate risk and to evaluate strategies to improve profitability. A simplified static statement of condition is prepared on a quarterly basis as a starting point, using instrument level data of our actual loans, investments, borrowings and deposits as inputs. If potential changes to net equity value and net interest income resulting from hypothetical interest rate changes are not within the limits established by the Board of Directors, management may adjust the asset and liability mix to bring the risk position within approved limits or take other actions. At June 30, 2021, interest rate risk was within policy guidelines established by ALCO and the Board. One set of interest rates modeled and evaluated against flat interest rates is a series of immediate parallel shifts in the yield curve. These are provided in the following table as an example rather than an expectation of likely interest rate movements.
Page-42

Immediate Changes in Interest Rates (in basis points)	Estimated Change in Net Interest Income in Year 1, as percent of Net Interest Income	Estimated Change in Net Interest Income in Year 2, as percent of Net Interest Income
up 400	9.1%	25.2%
up 300	6.9%	19.2%
up 200	4.6%	12.8%
up 100	2.2%	6.1%
down 100	(1.9)%	(3.6)%

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

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2021, there were no significant changes that materially affected, or are reasonably likely to affect, our internal control over financial reporting. The term internal control over financial reporting, as defined by Rule 15d-15(f) of the Act, is a process designed by, or under the supervision of, the issuer's principal executive and principal financial officers, or persons performing similar functions, and effected by the issuer's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

PART II       OTHER INFORMATION

ITEM 1         Legal Proceedings

Page-43

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

Issuer Purchases of Equity Securities

On January 24, 2020, Bancorp Board of Directors approved a share repurchase program under which Bancorp could repurchase up to $25.0 million of its outstanding common stock through February 28, 2022. During the three months ended June 30, 2021, Bancorp repurchased 297,935 shares at an average price of $36.04 per share for a total cost of $10.7 million. This share repurchase program ended in May 2021 with 691,519 cumulative shares repurchased totaling $25.0 million. The following table reflects repurchases under this share repurchase program for the periods presented.

(in thousands, except per share data)	Total Number of Shares Purchased	Average Price Paid per Share [1]	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value That May yet Be Purchased Under the Program

Period
April 1-30, 2021	130,680	$36.63	130,680	$5,959
May 1-31, 2021	167,255	35.58	167,255	$—
June 1-30, 2021	—	—	—	$—
Total	297,935	$36.04	297,935
[1] Average price paid per share excludes commission.

On July 16, 2021, the Board of Directors approved a new share repurchase program under which Bancorp may repurchase up to $25.0 million of its outstanding common stock through July 31, 2023.

ITEM 3       Defaults upon Senior Securities
None.

ITEM 4      Mine Safety Disclosures
Not applicable.

ITEM 5      Other Information
None.
Page-44

ITEM 6       Exhibits

The following exhibits are filed as part of this report or hereby incorporated by references to filings previously made with the SEC.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
2.01	Agreement to Merge and Plan of Reorganization, dated April 16, 2021 by and among Bank of Marin Bancorp and American River Bankshares	8-K	001-33572	2.1	April 19, 2021
3.01	Articles of Incorporation, as amended	S-4	333-257025	3.01	June 11, 2021
3.02	Bylaws, as amended	S-4	333-257025	3.02	June 11, 2021
4.01	Rights Agreement, dated July 6, 2017	8-A12B	001-33572	4.1	July 7, 2017
4.02	Description of Capital Stock	10-K	001-33572	4.02	March 13, 2020
10.01	Employee Stock Ownership Plan	S-8	333-218274	4.1	May 26, 2017
10.02	2017 Employee Stock Purchase Plan	S-8	333-221219	4.1	October 30, 2017
10.03	2017 Equity Plan, as amended	S-8	333-227840	4.1	October 15, 2018
10.04	2020 Director Stock Plan	S-8	333-239555	4.1	June 30, 2020
10.05	Form of Indemnification Agreement for Directors and Executive Officers, dated August 9, 2007	10-Q	001-33572	10.06	November 7, 2007
10.06	Form of Employment Agreement, dated January 23, 2009	8-K	001-33572	10.1	January 26, 2009
10.07	2010 Annual Individual Incentive Compensation Plan, revised 2019	10-K	001-33572	10.07	March 15, 2021
10.08	Salary Continuation Agreement for executive officer Russell Colombo, Chief Executive Officer, dated January 1, 2011	8-K	001-33572	10.1	January 6, 2011
10.09	Salary Continuation Agreement for executive officer Tani Girton, Chief Financial Officer, dated October 18, 2013	8-K	001-33572	10.2	November 4, 2014
10.10	Salary Continuation Agreement for executive officer Elizabeth Reizman, Chief Credit Officer, dated July 20, 2014	8-K	001-33572	10.3	November 4, 2014
10.11	2007 Form of Change in Control Agreement	8-K	001-33572	10.1	October 31, 2007
10.12	Salary Continuation Agreement for executive officer Timothy Myers, President and Chief Operating Officer, dated January 1, 2016	10-Q	001-33572	10.12	November 6, 2020
10.13	Director Deferred Fee Plan, dated December 17, 2020	10-K	001-33572	10.13	March 15, 2021
31.01	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					Filed
31.02	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					Filed
32.01	Certification pursuant to 18 U.S.C. §1350 as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002					Filed
101.INS	Inline XBRL Instance Document					Filed
101.SCH	Inline XBRL Taxonomy Extension Schema Document					Filed
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					Filed
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					Filed
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					Filed
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					Filed
Page-45

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bank of Marin Bancorp
(registrant)

August 5, 2021	/s/ Russell A. Colombo
Date	Russell A. Colombo
Chief Executive Officer
(Principal Executive Officer)

August 5, 2021	/s/ Tani Girton
Date	Tani Girton
Executive Vice President &
Chief Financial Officer
(Principal Financial Officer)

August 5, 2021	/s/ David A. Merck
Date	David A. Merck
Vice President &
Financial Reporting Manager
(Principal Accounting Officer)

Page-46