Form 10-Q
period 2021-09-30
Bank of Marin Bancorp
filed 2021-11-09
CIK 1403475

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021
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
Yes   ☐    No  ☒

As of October 31, 2021, there were 16,013,255 shares of common stock outstanding.

Page-2

PART I       FINANCIAL INFORMATION

ITEM 1.  Financial Statements

BANK OF MARIN BANCORP CONSOLIDATED STATEMENTS OF CONDITION

(in thousands, except share data; unaudited)	September 30, 2021	December 31, 2020
Assets
Cash, cash equivalents and restricted cash	$584,739	$200,320
Investment securities
Held-to-maturity, at amortized cost (net of zero allowance for credit losses at September 30, 2021 and December 31, 2020 )	196,801	109,036
Available-for-sale, at fair value (net of zero allowance for credit losses at September 30, 2021 and December 31, 2020 )	963,033	392,351
Total investment securities	1,159,834	501,387
Loans, at amortized cost	2,317,019	2,088,556
Allowance for credit losses on loans	(22,414)	(22,874)
Loans, net of allowance for credit losses on loans	2,294,605	2,065,682
Goodwill	72,754	30,140
Bank-owned life insurance	61,171	43,552
Operating lease right-of-use assets	24,776	25,612
Bank premises and equipment, net	7,807	4,919
Core deposit intangible	6,998	3,831
Other real estate owned	800	—
Interest receivable and other assets	47,578	36,483
Total assets	$4,261,062	$2,911,926

Liabilities and Stockholders' Equity
Liabilities
Deposits
Non-interest bearing	$1,837,595	$1,354,650
Interest bearing
Transaction accounts	288,401	183,552
Savings accounts	336,867	201,507
Money market accounts	1,124,660	667,107
Time accounts	140,173	97,433
Total deposits	3,727,696	2,504,249
Borrowings and other obligations	451	58
Subordinated debenture	—	2,777
Operating lease liabilities	26,637	27,062
Interest payable and other liabilities	47,753	19,527
Total liabilities	3,802,537	2,553,673

Stockholders' Equity
Preferred stock, no par value, Authorized - 5,000,000 shares, none issued	—	—
Common stock, no par value, Authorized - 30,000,000 shares; issued and outstanding - 16,066,889 and 13,500,453 at September 30, 2021 and December 31, 2020, respectively	217,680	125,905
Retained earnings	233,997	219,747
Accumulated other comprehensive income, net of taxes	6,848	12,601
Total stockholders' equity	458,525	358,253
Total liabilities and stockholders' equity	$4,261,062	$2,911,926
The accompanying notes are an integral part of these consolidated financial statements (unaudited).
Page-3

BANK OF MARIN BANCORP CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three months ended		Nine months ended
(in thousands, except per share amounts; unaudited)	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Interest income
Interest and fees on loans	$24,027	$21,776	$66,117	$63,880
Interest on investment securities	4,084	3,343	10,717	11,249
Interest on federal funds sold and due from banks	178	50	274	421
Total interest income	28,289	25,169	77,108	75,550
Interest expense
Interest on interest-bearing transaction accounts	41	41	119	146
Interest on savings accounts	26	17	66	50
Interest on money market accounts	417	377	1,015	1,731
Interest on time accounts	44	133	221	436
Interest on borrowings and other obligations	8	—	8	3
Interest on subordinated debenture	—	35	1,361	124
Total interest expense	536	603	2,790	2,490
Net interest income	27,753	24,566	74,318	73,060
Provision for (reversal of) credit losses on loans	1,800	1,250	(2,049)	5,450
Provision for (reversal of) credit losses on unfunded loan commitments	—	248	(1,202)	610
Net interest income after provision for (reversal of) credit losses	25,953	23,068	77,569	67,000
Non-interest income
Earnings on bank-owned life insurance, net	1,402	232	1,892	741
Wealth Management and Trust Services	597	450	1,615	1,375
Debit card interchange fees	483	383	1,268	1,051
Service charges on deposit accounts	464	284	1,062	1,028
Dividends on Federal Home Loan Bank stock	179	149	505	503
Merchant interchange fees	129	63	247	183
Gains on sale of investment securities, net	1	—	1	915
Other income	310	229	823	927
Total non-interest income	3,565	1,790	7,413	6,723
Non-interest expense
Salaries and related benefits	13,127	8,638	31,223	25,979
Occupancy and equipment	1,871	1,776	5,373	5,100
Professional services	2,472	655	4,321	1,749
Data processing	1,613	822	3,252	2,437
Depreciation and amortization	431	539	1,279	1,591
Information technology	496	256	1,105	758
Amortization of core deposit intangible	334	213	742	639
Directors' expense	255	184	660	533
Federal Deposit Insurance Corporation insurance	236	181	597	299
Charitable contributions	4	481	497	921
Other expense	1,847	1,245	4,605	4,232
Total non-interest expense	22,686	14,990	53,654	44,238
Income before provision for income taxes	6,832	9,868	31,328	29,485
Provision for income taxes	1,550	2,377	7,814	7,360
Net income	$5,282	$7,491	$23,514	$22,125
Net income per common share:
Basic	$0.35	$0.55	$1.70	$1.64
Diluted	$0.35	$0.55	$1.69	$1.62
Weighted average shares:
Basic	14,922	13,539	13,798	13,526
Diluted	14,993	13,610	13,881	13,617
Comprehensive income (loss):
Net income	$5,282	$7,491	$23,514	$22,125
Other comprehensive income (loss):
Change in net unrealized (losses) gains on available-for-sale securities	(2,274)	299	(8,558)	11,605
Reclassification adjustment for gains on available-for-sale securities included in net income	(1)	—	(1)	(915)
Amortization of net unrealized losses on securities transferred from available-for-sale to held-to-maturity	104	149	385	394
Other comprehensive income (loss), before tax	(2,171)	448	(8,174)	11,084
Deferred tax (benefit) expense	(641)	132	(2,421)	3,277
Other comprehensive income (loss), net of tax	(1,530)	316	(5,753)	7,807
Total comprehensive income	$3,752	$7,807	$17,761	$29,932
The accompanying notes are an integral part of these consolidated financial statements (unaudited).
Page-4

BANK OF MARIN BANCORP CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the three months ended September 30, 2021 and 2020

(in thousands, except share data; unaudited)	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income, Net of Taxes	Total
	Shares	Amount
	Three months ended September 30, 2021
Balance at July 1, 2021	13,055,105	$108,430	$231,841	$8,378	$348,649
Net income	—	—	5,282	—	5,282
Other comprehensive income	—	—	—	(1,530)	(1,530)
Stock options exercised, net of shares surrendered for cashless exercises and tax withholdings	3,098	72	—	—	72
Stock issued under employee stock purchase plan	508	18	—	—	18
Stock issued under employee stock ownership plan	9,100	332	—	—	332
Stock-based compensation - stock options	—	115	—	—	115
Stock-based compensation - restricted stock	—	98	—	—	98
Cash dividends paid on common stock ($0.24 per share)	—	—	(3,126)	—	(3,126)
Stock purchased by directors under director stock plan	515	17	—	—	17
Stock issued in payment of director fees	3,063	99	—	—	99
Stock issued to American River Bankshares shareholders	3,441,235	124,401	—	—	124,401
Stock repurchased, net of commissions	(445,735)	(15,902)	—	—	(15,902)
Balance at September 30, 2021	16,066,889	$217,680	$233,997	$6,848	$458,525
	Three months ended September 30, 2020
Balance at July 1, 2020	13,591,835	$128,633	$211,613	$11,994	$352,240
Net income	—	—	7,491	—	7,491
Other comprehensive income	—	—	—	316	316
Stock options exercised, net of shares surrendered for cashless exercises and tax withholdings	207	—	—	—	—
Stock issued under employee stock purchase plan	728	20	—	—	20
Stock issued under employee stock ownership plan	10,200	319	—	—	319
Restricted stock forfeited / cancelled	(1,466)	—	—	—	—
Stock-based compensation - stock options	—	88	—	—	88
Stock-based compensation - restricted stock	—	99	—	—	99
Cash dividends paid on common stock ($0.23 per share)	—	—	(3,128)	—	(3,128)
Stock purchased by directors under director stock plan	746	25	—	—	25
Stock issued in payment of director fees	3,113	100	—	—	100
Balance at September 30, 2020	13,605,363	$129,284	$215,976	$12,310	$357,570

The accompanying notes are an integral part of these consolidated financial statements (unaudited).

BANK OF MARIN BANCORP CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the nine months ended September 30, 2021 and 2020

(in thousands, except share data; unaudited)	Common Stock		Retained Earnings	Accumulated Other Comprehensive (Loss) Income, Net of Taxes	Total
	Shares	Amount
	Nine months ended September 30, 2021
Balance at January 1, 2021	13,500,453	$125,905	$219,747	$12,601	$358,253
Net income	—	—	23,514	—	23,514
Other comprehensive (loss)	—	—	—	(5,753)	(5,753)
Stock options exercised, net of shares surrendered for cashless exercises and tax withholdings	34,278	423			423
Stock issued under employee stock purchase plan	2,117	72	—	—	72
Stock issued under employee stock ownership plan	27,400	999	—	—	999
Restricted stock granted	29,454	—	—	—	—
Restricted stock surrendered for tax withholdings upon vesting	(3,961)	(156)	—	—	(156)
Restricted stock forfeited / cancelled	(3,848)	—	—	—	—
Stock-based compensation - stock options	—	315	—	—	315
Stock-based compensation - restricted stock	—	636	—	—	636
Cash dividends paid on common stock ($0.70 per share)	—	—	(9,264)	—	(9,264)
Stock purchased by directors under director stock plan	1,034	34	—	—	34
Stock issued in payment of director fees	6,410	216	—	—	216
Stock issued to American River Bankshares shareholders	3,441,235	124,401	—	—	124,401
Stock repurchased, net of commissions	(967,683)	(35,165)	—	—	(35,165)
Balance at September 30, 2021	16,066,889	$217,680	$233,997	$6,848	$458,525
	Nine months ended September 30, 2020
Balance at January 1, 2020	13,577,008	$129,058	$203,227	$4,503	$336,788
Net income	—	—	22,125	—	22,125
Other comprehensive income	—	—	—	7,807	7,807
Stock options exercised, net of shares surrendered for cashless exercises and tax withholdings	64,022	1,277	—	—	1,277
Stock issued under employee stock purchase plan	1,812	53	—	—	53
Stock issued under employee stock ownership plan	29,600	967	—	—	967
Restricted stock granted	29,100	—	—	—	—
Restricted stock surrendered for tax withholdings upon vesting	(2,200)	(73)	—	—	(73)
Restricted stock forfeited / cancelled	(8,184)	—	—	—	—
Stock-based compensation - stock options	—	299	—	—	299
Stock-based compensation - restricted stock	—	673	—	—	673
Cash dividends paid on common stock ($0.69 per share)	—	—	(9,376)	—	(9,376)
Stock purchased by directors under director stock plan	1,146	43	—	—	43
Stock issued in payment of director fees	5,723	217	—	—	217
Stock repurchased, net of commissions	(92,664)	(3,230)	—	—	(3,230)
Balance at September 30, 2020	13,605,363	$129,284	$215,976	$12,310	$357,570

The accompanying notes are an integral part of these consolidated financial statements (unaudited).
Page-5

BANK OF MARIN BANCORP CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine months ended September 30, 2021 and 2020

(in thousands; unaudited)	September 30, 2021	September 30, 2020
Cash Flows from Operating Activities:
Net income	$23,514	$22,125
Adjustments to reconcile net income to net cash provided by operating activities:
(Reversal of) provision for credit losses on loans	(2,049)	5,450
(Reversal of) provision for credit losses on unfunded loan commitments	(1,202)	610
Noncash contribution expense to employee stock ownership plan	999	967
Noncash director compensation expense	347	226
Stock-based compensation expense	951	972
Amortization of core deposit intangible	742	639
Amortization of investment security premiums, net of accretion of discounts	3,222	864
Accretion of discounts on acquired loans	(201)	(101)
Accretion of discount on subordinated debenture	1,347	52
Net change in deferred loan origination costs/fees	(1,135)	6,132
Gain on sale of investment securities	(1)	(915)
Depreciation and amortization	1,279	1,591
Earnings on bank-owned life insurance policies	(1,892)	(741)
Net changes in Interest receivable and other assets	5,615	(5,347)
Net changes in Interest payable and other liabilities	790	(1,207)
Total adjustments	8,812	9,192
Net cash provided by operating activities	32,326	31,317
Cash Flows from Investing Activities:
Purchase of held-to-maturity securities	(133,493)	—
Purchase of available-for-sale securities	(355,156)	(71,744)
Proceeds from sale of available-for-sale securities	4,099	33,756
Proceeds from paydowns/maturities of held-to-maturity securities	65,497	19,880
Proceeds from paydowns/maturities of available-for-sale securities	66,981	68,102
Loans originated and principal collected, net	193,265	(269,376)
Purchase of bank-owned life insurance policies	(1,943)	(941)
Cash receipts from bank-owned life insurance policies	2,478	—
Purchase of premises and equipment	(833)	(769)
Cash acquired from American River Bankshares	140,577	—
Cash paid for low income housing tax credit investment	(396)	(1,289)
Net cash used in investing activities	(18,924)	(222,381)
Cash Flows from Financing Activities:
Net increase in deposits	433,425	232,800
Proceeds from stock options exercised	423	1,277
Payment of tax withholdings for vesting of restricted stock	(156)	(73)
Proceeds from stock issued under employee and director stock purchase plans	106	96
Stock repurchased, net of commissions	(35,451)	(3,333)
Repayment of subordinated debenture including execution costs	(4,126)	—
Repayment of Federal Home Loan Bank borrowings	(13,885)	—
Repayment of finance lease obligations	(55)	(131)
Cash dividends paid on common stock	(9,264)	(9,376)
Net cash provided by financing activities	371,017	221,260
Net increase in cash, cash equivalents and restricted cash	384,419	30,196
Cash, cash equivalents and restricted cash at beginning of period	200,320	183,388
Cash, cash equivalents and restricted cash at end of period	$584,739	$213,584
Supplemental disclosure of cash flow information:
Cash paid in interest	$1,492	$2,450
Cash paid in income taxes	$9,000	$9,765
Supplemental disclosure of noncash investing and financing activities:
Change in net unrealized gains on available-for-sale securities	$(8,558)	$11,605
Amortization of net unrealized loss on available-for-sale securities transferred to held-to-maturity	$385	$394
Purchase of investment security not yet settled	$19,972	$—
Stock issued to employee stock ownership plan	$999	$967
Stock issued for director compensation expense	$347	$226
Repurchase of stock not yet settled	$127	$—
Acquisition: Fair value of assets acquired, excluding cash acquired	$757,844	$—
Fair value of liabilities assumed	$816,558	$—
Restricted cash[1]	$—	$—
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
Page-6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1:  Basis of Presentation

The consolidated financial statements include the accounts of Bancorp, a bank holding company, and its wholly-owned bank subsidiary, Bank of Marin, a California state-chartered commercial bank. Effective August 6, 2021 (the "merger date"), American River Bankshares ("AMRB") merged with and into Bank of Marin Bancorp ("Bancorp"), with Bank of Marin Bancorp surviving, followed thereafter at 12:05 AM on August 7, 2021, by the merger of American River Bank ("ARB") with and into Bank of Marin, with Bank of Marin (the "Bank") surviving, (collectively the "Merger"). The Merger was accounted for under ASC 805, Business Combinations. See Note 10, Merger, for further detail. References to “we,” “our,” “us” mean Bancorp and the Bank that are consolidated for financial reporting purposes. The accompanying unaudited consolidated interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles ("GAAP") have been condensed or omitted pursuant to those rules and regulations. Certain items in prior financial statements were reclassified to conform to the current presentation, including the reclassification of the provision for credit losses on unfunded commitments in the second quarter of 2021 from non-interest expense to a separate line item under the provision for credit losses on loans in the consolidated statements of comprehensive income. This reclassification had no impact to net income or stockholders' equity.

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

The following table shows: 1) weighted average basic shares, 2) potentially dilutive weighted average common shares related to stock options and unvested restricted stock awards, and 3) weighted average diluted shares. Basic earnings per share (“EPS”) are calculated by dividing net income by the weighted average number of common shares outstanding during each period, excluding unvested restricted stock awards. Diluted EPS are calculated using the weighted average number of potentially dilutive common shares. The number of potentially dilutive common shares included in the quarterly diluted EPS is computed using the average market prices during the three months included in the reporting period under the treasury stock method. The number of potentially dilutive common shares included in year-to-date diluted EPS is a year-to-date weighted average of potentially dilutive common shares included in each quarterly diluted EPS computation. In computing diluted EPS, we exclude anti-dilutive shares such as options whose exercise prices exceed the current common stock price, as they would not reduce EPS under the treasury method. We have two forms of outstanding common stock: common stock and unvested restricted stock awards. Holders of unvested restricted stock awards receive non-forfeitable dividends at the same rate as common shareholders and they both share equally in undistributed earnings. Under the two-class method, there is no difference in EPS when considering these participating securities.
Page-7

	Three months ended		Nine months ended
(in thousands, except per share data)	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Weighted average basic common shares outstanding	14,922	13,539	13,798	13,526
Potentially dilutive common shares related to:
Stock options	51	53	62	71
Unvested restricted stock awards	20	18	21	20
Weighted average diluted shares outstanding	14,993	13,610	13,881	13,617
Net income	$5,282	$7,491	$23,514	$22,125
Basic EPS	$0.35	$0.55	$1.70	$1.64
Diluted EPS	$0.35	$0.55	$1.69	$1.62
Weighted average anti-dilutive common shares not included in the calculation of diluted EPS	97	202	91	152

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

Accounting Standards Not Yet Effective
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848). The amendments in this ASU are elective and provide optional guidance for a limited period of time to ease the potential burden of accounting for, or recognizing the effects of reference rate reform. The amendments in this ASU provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The amendments in this ASU may be elected as of March 12, 2020 through December 31, 2022. An entity may choose to elect the amendments in this update at an interim period subsequent to March 12, 2020 with adoption methods varying based on transaction type. We have not elected to apply amendments at this time and will assess the applicability of this ASU to us as we continue to monitor guidance for reference rate reform from FASB and its impact on our financial condition and results of operations.

In January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848). The main amendments in this ASU are intended to clarify certain optional expedients and scope of derivative instruments. The amendments are elective and effective immediately upon issuance of this ASU. Amendments may be elected through December 31, 2022. We have not elected to apply amendments at this time and will assess the applicability of this
Page-8

ASU to us as we continue to monitor guidance for reference rate reform from FASB and its impact on our financial condition and results of operations.

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

The following table summarizes our assets and liabilities that were required to be recorded at fair value on a recurring basis.

(in thousands) Description of Financial Instruments	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Measurement Categories: Changes in Fair Value Recorded In1
September 30, 2021
Securities available-for-sale:
Mortgage-backed securities and collateralized mortgage obligations issued by U.S. government-sponsored agencies	$693,532	$—	$693,532	$—	OCI
SBA-backed securities	$34,609	$—	$34,609	$—	OCI
Debentures of government sponsored agencies	$70,214	$—	$70,214	$—	OCI
U.S. Treasury securities	$11,777	$11,777	$—	$—	OCI
Obligations of state and political subdivisions	$137,215	$—	$137,215	$—	OCI
Corporate bonds	$13,777	$—	$13,777	$—	OCI
Asset-backed securities	$1,909	$—	$1,909	$—	OCI
Derivative financial liabilities (interest rate contracts)	$1,266	$—	$1,266	$—	NI
December 31, 2020
Securities available-for-sale:
Mortgage-backed securities and collateralized mortgage obligations issued by U.S. government-sponsored agencies	$228,651	$—	$228,651	$—	OCI
SBA-backed securities	$32,862	$—	$36,286	$—	OCI
Debentures of government sponsored agencies	$20,186	$—	$20,186	$—	OCI
Obligations of state and political subdivisions	$110,652	$—	$110,652	$—	OCI
Derivative financial liabilities (interest rate contracts)	$1,912	$—	$1,912	$—	NI
 1 Other comprehensive income ("OCI") or net income ("NI").

Available-for-sale securities are recorded at fair value on a recurring basis. When available, quoted market prices (Level 1) are used to determine the fair value of available-for-sale securities. Level 1 securities include U.S. Treasury securities. If quoted market prices are not available, we obtain pricing information from a reputable third-party service provider, who may utilize valuation techniques that use current market-based or independently sourced parameters, such as bid/ask prices, dealer-quoted prices, interest rates, benchmark yield curves, prepayment speeds, probability of default, loss severity and credit spreads (Level 2).   Level 2 securities include
Page-9

asset-backed securities, obligations of state and political subdivisions, U.S. agencies or government-sponsored agencies' debt securities, mortgage-backed securities, government agency-issued, and corporate bonds. As of September 30, 2021 and December 31, 2020, there were no Level 3 securities.

Held-to-maturity securities may be written down to fair value as a result of impairment through a provision for credit losses in investments securities. We did not record any write-downs during the nine months ended September 30, 2021 or September 30, 2020. Fair value of held-to-maturity securities is determined using the same techniques discussed above for available-for-sale securities.

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

OREO represents collateral acquired through foreclosure and is initially recorded at fair value as established by a current appraisal of the collateral. Subsequent to foreclosure, OREO is carried at the lower of cost or fair value, less estimated costs to sell. OREO values are reviewed on an ongoing basis and any subsequent decline in fair value is recorded as a foreclosed asset expense in the current period. The value of OREO is classified as Level 3. Our current OREO resulted from the ARB Merger.

The following table presents the carrying value of assets measured at fair value on a non-recurring basis and that were held in the consolidated statements of condition at each respective period end, by level within the fair value hierarchy as of September 30, 2021 and December 31, 2020.

(in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2021
Other real estate owned	$800	$—	$—	$800
December 31, 2020
Other real estate owned	$—	$—	$—	$—

Disclosures about Fair Value of Financial Instruments

The table below is a summary of fair value estimates for financial instruments as of September 30, 2021 and December 31, 2020, excluding financial instruments recorded at fair value on a recurring basis (summarized in the first table in this note). The carrying amounts in the following table are recorded in the consolidated statements of condition under the indicated captions. Further, we have not disclosed the fair value of financial instruments specifically excluded from disclosure requirements such as bank-owned life insurance policies ("BOLI") and non-maturity deposit liabilities. Additionally, we held shares of Federal Home Loan Bank ("FHLB") of San Francisco
Page-10

stock and Visa Inc. Class B common stock, both recorded at cost, as there was no impairment or changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer as of September 30, 2021 or December 31, 2020. The values are discussed in Note 4, Investment Securities.

	September 30, 2021			December 31, 2020
(in thousands)	Carrying Amounts	Fair Value	Fair Value Hierarchy	Carrying Amounts	Fair Value	Fair Value Hierarchy
Financial assets (recorded at amortized cost):
Cash and cash equivalents	$584,739	$584,739	Level 1	$200,320	$200,320	Level 1
Investment securities held-to-maturity	196,801	201,052	Level 2	109,036	115,185	Level 2
Loans, net	2,294,605	2,305,003	Level 3	2,065,682	2,089,192	Level 3
Interest receivable	10,898	10,898	Level 2	10,922	10,922	Level 2
Financial liabilities (recorded at amortized cost):
Time deposits	140,173	140,385	Level 2	97,433	97,769	Level 2
Subordinated debenture	—	—	Level 3	2,777	3,115	Level 3
Interest payable	82	82	Level 2	97	97	Level 2

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

The value of unrecognized financial instruments is estimated based on the fee income associated with the commitments which, in the absence of credit exposure, is considered to approximate their settlement value. The fair value of commitment fees was not material as of September 30, 2021 or December 31, 2020.

Note 4:  Investment Securities

Our investment securities portfolio consists of U.S. Treasury securities, obligations of state and political subdivisions, U.S. Corporations, U.S. federal government agencies such as Government National Mortgage Association ("GNMA") and Small Business Administration ("SBA"), U.S. government-sponsored enterprises ("GSEs"), such as Federal National Mortgage Association ("FNMA"), Federal Home Loan Mortgage Corporation ("FHLMC"), Federal Farm Credit Banks Funding Corporation and FHLB. We also invest in residential and commercial mortgage-backed securities (“MBS”/"CMBS") and collateralized mortgage obligations (“CMOs”) issued or guaranteed by the GSEs, as reflected in the following table. In addition, we hold an asset-backed security collateralized by student loan pools through the ARB acquisition.

Page-11

A summary of the amortized cost, fair value and allowance for credit losses related to securities held-to-maturity as of September 30, 2021 and December 31, 2020 is presented below.

Held-to-maturity:	Amortized Cost [1]	Allowance for Credit Losses	Net Carrying Amount	Gross Unrealized		Fair Value
(in thousands)				Gains	(Losses)
September 30, 2021
Securities of U.S. government-sponsored enterprises:
MBS pass-through securities issued by FHLMC and FNMA	$70,085	$—	$70,085	$2,828	$(38)	$72,875
CMOs issued by FHLMC	42,275	—	42,275	1,114	(95)	43,294
CMOs issued by FNMA	5,598	—	5,598	163	—	5,761
SBA-backed securities	4,841	—	4,841	290	—	5,131
Debentures of government-sponsored agencies	51,470	—	51,470	—	—	51,470
Obligations of state and political subdivisions	22,532	—	22,532	20	(31)	22,521
Total held-to-maturity	$196,801	$—	$196,801	$4,415	$(164)	$201,052
December 31, 2020
Securities of U.S. government-sponsored enterprises:
MBS pass-through securities issued by FHLMC and FNMA	$65,579	$—	$65,579	$3,924	$—	$69,503
CMOs issued by FHLMC	27,201	—	27,201	1,441	—	28,642
CMOs issued by FNMA	8,042	—	8,042	363	—	8,405
SBA-backed securities	6,547	—	6,547	400	—	6,947
Obligations of state and political subdivisions	1,667	—	1,667	21	—	1,688
Total held-to-maturity	$109,036	$—	$109,036	$6,149	$—	$115,185
[1] Amortized cost and fair values exclude accrued interest receivable of $451 thousand and $366 thousand at September 30, 2021 and December 31, 2020, respectively, which is included in interest receivable and other assets in the consolidated statements of condition.

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

The following table summarizes the amortized cost of our portfolio of held-to-maturity securities issued by states and political subdivisions by Moody's and/or Standard & Poor's bond ratings as of September 30, 2021.

	Obligations of state and political subdivisions
(in thousands)	September 30, 2021	December 31, 2020
AAA	$7,455	$—
AA	14,975	1,461
A	102	206
Total	$22,532	$1,667

Page-12

A summary of the amortized cost, fair value and allowance for credit losses related to securities available-for-sale as of September 30, 2021 and December 31, 2020 is presented below.

Available-for-sale:	Amortized Cost [1]	Gross Unrealized		Allowance for Credit Losses	Fair Value
(in thousands)		Gains	(Losses)
September 30, 2021
Securities of U.S. government-sponsored enterprises:
MBS pass-through securities issued by FHLMC, FNMA and GNMA	$207,557	$1,925	$(243)	$—	$209,239
CMOs issued by FHLMC	363,708	5,045	(1,065)	—	367,688
CMOs issued by FNMA	55,178	244	(211)	—	55,211
CMOs issued by GNMA	61,411	232	(249)	—	61,394
SBA-backed securities	33,422	1,323	(136)	—	34,609
Debentures of government- sponsored agencies	71,328	63	(1,177)	—	70,214
U.S. Treasury securities	11,881	—	(104)	—	11,777
Obligations of state and political subdivisions	131,865	5,519	(169)	—	137,215
Corporate bonds	14,014	—	(237)	—	13,777
Asset-backed securities	1,914	—	(5)	—	1,909
Total available-for-sale	$952,278	$14,351	$(3,596)	$—	$963,033
December 31, 2020
Securities of U.S. government-sponsored enterprises:
MBS pass-through securities issued by FHLMC and FNMA	$50,686	$2,530	$—	$—	$53,216
CMOs issued by FHLMC	143,267	7,925	(1)	—	151,191
CMOs issued by FNMA	16,450	580	—	—	17,030
CMOs issued by GNMA	6,863	351	—	—	7,214
SBA-backed securities	30,941	1,976	(55)	—	32,862
Debentures of government- sponsored agencies	19,944	266	(24)	—	20,186
Obligations of state and political subdivisions	104,887	5,765	—	—	110,652
Total available-for-sale	$373,038	$19,393	$(80)	$—	$392,351
[1] Amortized cost and fair value exclude accrued interest receivable of $2.9 million and $1.9 million September 30, 2021 and December 31, 2020, which is included in interest receivable and other assets in the consolidated statements of condition.

The amortized cost and fair value of investment debt securities by contractual maturity at September 30, 2021 and December 31, 2020 are shown below. Expected maturities may differ from contractual maturities if the issuers of the securities have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2021				December 31, 2020
	Held-to-Maturity		Available-for-Sale		Held-to-Maturity		Available-for-Sale
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$102	$104	$11,700	$11,818	$246	$250	$11,530	$11,687
After one but within five years	23,536	24,725	75,784	77,755	7,550	7,961	59,028	62,397
After five years through ten years	51,125	53,105	314,110	318,801	52,113	55,872	144,908	154,089
After ten years	122,038	123,118	550,684	554,659	49,127	51,102	157,572	164,178
Total	$196,801	$201,052	$952,278	$963,033	$109,036	$115,185	$373,038	$392,351

Sales of investment securities and gross gains and losses are shown in the following table:

	Three months ended		Nine months ended
(in thousands)	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Available-for-sale:
Sales proceeds	$4,099	$—	$4,099	$33,756
Gross realized gains	1	—	1	916
Gross realized losses	—	—	—	(1)

Page-13

Pledged investment securities are shown in the following table:

(in thousands)	September 30, 2021	December 31, 2020
Pledged to the State of California:
Secure public deposits in compliance with the Local Agency Security Program	$234,390	$131,051
Collateral for trust deposits	738	751
Collateral for Wealth Management and Trust Services checking account	622	629
Total investment securities pledged to the State of California	235,750	132,431
Bankruptcy trustee deposits pledged with Federal Reserve Bank	2,845	—
Total pledged investment securities	$238,595	$132,431

There were 165 and 10 securities in unrealized loss positions at September 30, 2021 and December 31, 2020, respectively. Those securities are summarized and classified according to the duration of the loss period in the tables below:

September 30, 2021	< 12 continuous months		≥ 12 continuous months		Total securities in a loss position
(in thousands)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
Held-to-maturity:
MBS pass-through securities issued by FHLMC and FNMA	$17,074	$(38)	$—	$—	$17,074	$(38)
CMOs issued by FHLMC	9,320	(95)	—	—	9,320	(95)
Obligations of state and political subdivisions	10,194	(31)	—	—	10,194	(31)
Total held-to-maturity	36,588	(164)	—	—	36,588	(164)
Available-for-sale:
MBS pass-through securities issued by FHLMC, FNMA and GNMA	63,171	(243)	—	—	63,171	(243)
CMOs issued by FHLMC	142,557	(1,065)	—	—	142,557	(1,065)
CMOs issued by FNMA	25,256	(211)	—	—	25,256	(211)
CMOs issued by GNMA	25,879	(249)	—	—	25,879	(249)
SBA-backed securities	8,115	(93)	1,307	(43)	9,422	(136)
Debentures of government- sponsored agencies	50,344	(1,021)	3,812	(156)	54,156	(1,177)
U.S. Treasury securities	11,777	(104)	—	—	11,777	(104)
Obligations of state and political subdivisions	16,494	(169)	—	—	16,494	(169)
Corporate bonds	13,778	(237)	—	—	13,778	(237)
Asset-backed securities	1,909	(5)	—	—	1,909	(5)
Total available-for-sale	359,280	(3,397)	5,119	(199)	364,399	(3,596)
Total securities at loss position	$395,868	$(3,561)	$5,119	$(199)	$400,987	$(3,760)

December 31, 2020	< 12 continuous months		≥ 12 continuous months		Total securities in a loss position
(in thousands)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
Available-for-sale:
CMOs issued by FHLMC	$5,975	$(1)	$—	$—	$5,975	$(1)
SBA-backed securities	—	—	1,790	(55)	1,790	(55)
Debentures of government- sponsored agencies	3,943	(24)	—	—	3,943	(24)
Total securities at loss position	$9,918	$(25)	$1,790	$(55)	$11,708	$(80)

As of September 30, 2021, the investment portfolio included 6 investment securities that had been in a continuous loss position for twelve months or more and 159 investment securities that had been in a loss position for less than twelve months.

Page-14

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
At September 30, 2021, management determined that it did not intend to sell any investment securities with unrealized losses, and it is more likely than not that we will not be required to sell securities with unrealized losses before recovery of their amortized cost. No allowances for credit losses have been recognized on available-for-sale securities in an unrealized loss position as management does not believe any of the securities are impaired due to reasons of credit quality at September 30, 2021.

Non-Marketable Securities Included in Other Assets

FHLB Capital Stock

As a member of the FHLB, we are required to maintain a minimum investment in FHLB capital stock determined by the Board of Directors of the FHLB. The minimum investment requirements can increase in the event we increase our total asset size or borrowings with the FHLB. Shares cannot be purchased or sold except between the FHLB and its members at the $100 per share par value. We held $16.7 million and $11.9 million of FHLB stock included in other assets on the consolidated statements of condition at September 30, 2021 and December 31, 2020, respectively. The carrying amounts of these investments are reasonable estimates of fair value because the securities are restricted to member banks and they do not have a readily determinable market value. Based on our analysis of FHLB's financial condition and certain qualitative factors, we determined that the FHLB stock was not impaired at September 30, 2021 and December 31, 2020. On October 28, 2021, FHLB announced a cash dividend for the third quarter of 2021 at an annualized dividend rate of 6.00% to be distributed in mid-November 2021. Cash dividends paid on FHLB capital stock are recorded as non-interest income.

VISA Inc. Class B Common Stock

As a member bank of Visa U.S.A., we held 10,439 shares of Visa Inc. Class B common stock at September 30, 2021 and December 31, 2020. These shares have a carrying value of zero and are restricted from resale to non-member banks of Visa U.S.A. until their conversion into Class A (voting) shares upon the termination of Visa Inc.'s Covered Litigation escrow account. Because of the restriction and the uncertainty on the conversion rate to Class A shares, these shares lack a readily determinable fair value. When converting this Class B common stock to Class A common stock based on the estimated conversion rate of 1.6228 both at September 30, 2021 and December 31, 2020, and the closing stock price of Class A shares at those respective dates, the converted value of our shares of Class B common stock would have been $3.8 million and $3.7 million at September 30, 2021 and December 31, 2020, respectively. The conversion rate is subject to further adjustment upon the final settlement of the covered litigation against Visa Inc. and its member banks. As such, the fair value of these Class B shares can differ significantly from their converted values. For further information, refer to Note 8, Commitments and Contingencies.

Low Income Housing Tax Credits

We invest in low-income housing tax credit funds as a limited partner, which totaled $3.2 million and $3.5 million recorded in other assets as of September 30, 2021 and December 31, 2020, respectively. In the first nine months of 2021, we recognized $484 thousand of low-income housing tax credits and other tax benefits, offset by $406 thousand of amortization expense of low-income housing tax credit investment, as a component of income tax expense. As of September 30, 2021, our unfunded commitments for these low-income housing tax credit funds totaled $425 thousand. We did not recognize any impairment losses on these low-income housing tax credit investments during the first nine months of 2021 or 2020, as the value of the future tax benefits exceeds the carrying value of the investments.

Page-15

Note 5:  Loans and Allowance for Credit Losses on Loans

Under the accounting relief provisions of the Coronavirus Aid, Relief and Economic Security ("CARES") Act passed in March 2020, we postponed the adoption of the CECL standard from January 1, 2020 to December 31, 2020. Upon adoption we used a modified retrospective method effective October 1, 2020 (the beginning of the first reporting period in which the standard was effective due to the postponement of CECL) through a cumulative adjustment to retained earnings. The cumulative adjustment to retained earnings was recorded, net of taxes, based on economic forecasts and other assumptions as of December 31, 2019. Results for reporting periods beginning after September 30, 2020 have been presented under the new standard while prior period amounts continue to be reported in accordance with previously applicable GAAP. Certain prior period credit quality disclosures related to impaired loans and individually and collectively evaluated loans were superseded with the CECL accounting standards and have not been included below. Refer to Notes 1 and 3 under Part II, Item 8, of our 2020 Form 10-K for additional information regarding the adoption of CECL. In addition, refer to Note 5 under Part I, Item 1, of our September 30, 2020 Form 10-Q for prior period information.

The following table presents the amortized cost of loans by class as of September 30, 2021 and December 31, 2020.

(in thousands)	September 30, 2021	December 31, 2020
Commercial and industrial	$377,965	$498,408
Real estate:
Commercial owner-occupied	398,543	304,963
Commercial investor-owned	1,157,344	961,208
Construction	125,060	73,046
Home equity	92,396	104,813
Other residential	117,778	123,395
Installment and other consumer loans	47,933	22,723
Total loans, at amortized cost [1]	2,317,019	2,088,556
Allowance for credit losses on loans	(22,414)	(22,874)
Total loans, net	$2,294,605	$2,065,682
1 Amortized cost includes net deferred loan origination fees of $(2.9) million and $(4.9) million at September 30, 2021 and December 31, 2020, respectively. Amounts are also net of unrecognized purchase discounts of $2,834 thousand and $815 thousand at September 30, 2021 and December 31, 2020, respectively. Amortized cost excludes accrued interest, which totaled $7.7 million and $8.8 million at September 30, 2021 and December 31, 2020, respectively, and is included in interest receivable and other assets in the consolidated statements of condition.

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

In April 2020, the Bank began participating in the Small Business Administration's ("SBA") Paycheck Protection Program ("PPP"). As of September 30, 2021, there were 871 PPP loans outstanding, including 31 loans totaling $9.6 million that ARB financed prior to the merger date. PPP loans totaling $164.8 million (net of $4.2 million in unrecognized fees and costs) and $291.6 million (net of $5.4 million in unrecognized fees and costs) as of September 30, 2021 and December 31, 2020, respectively, were included in commercial and industrial loan balances. Of the 871 PPP loans outstanding as of September 30, 2021, 790 loans totaling $123.9 million were funded by Bank of Marin and ARB during the first half of 2021 under the second round of the PPP stimulus plan. PPP loans have terms of two to five years and earn interest at 1%. In addition, the SBA paid the Bank a fee of 1%-5% depending on the loan amount, which was netted with loan origination costs and accreted/amortized into interest income using the effective yield method over the contractual life of each loan. The recognition of fees and
Page-16

costs is accelerated when the SBA forgives the loan and/or the loan is paid off prior to maturity. PPP loans are fully guaranteed by the SBA and have virtually no risk of loss. We expect the vast majority of the PPP loans to be fully forgiven by the SBA.

Commercial Real Estate Loans - Commercial real estate loans, which include income producing investment properties and owner-occupied real estate used for business purposes, are subject to underwriting standards and processes similar to commercial loans discussed above. We underwrite these loans to be repaid from cash flow from either the business or investment property and supported by real property collateral. Underwriting standards for commercial real estate loans include, but are not limited to, debt coverage and loan-to-value ratios. Furthermore, a large majority of our loans are guaranteed by the owners of the properties. Conditions in the real estate markets or downturn in the general economy may adversely affect our commercial real estate loans. In the event of a vacancy, we expect guarantors to carry the loans until they find a replacement tenant.  The owner's substantial equity investment provides a strong economic incentive to continue to support the commercial real estate projects. As such, we have generally experienced a relatively low level of loss and delinquencies in this portfolio.

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

Consumer Loans - Consumer loans primarily consist of home equity lines of credit, other residential loans, floating homes, and indirect auto loans, along with a small number of installment loans. Our other residential loans include tenancy-in-common fractional interest loans ("TIC") located almost entirely in San Francisco County. We originate consumer loans utilizing credit score information, debt-to-income ratio and loan-to-value ratio analysis. Diversification among consumer loan types, coupled with relatively small loan amounts that are spread across many individual borrowers, mitigates risk. We do not originate sub-prime residential mortgage loans, nor is it our practice to underwrite loans commonly referred to as "Alt-A mortgages," the characteristics of which are reduced documentation, borrowers with low FICO scores or collateral with high loan-to-value ratios.

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

Page-17

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

The following tables present the loan portfolio by loan class, origination year and internal risk rating as of September 30, 2021 and December 31, 2020. Generally, existing term loans that were re-underwritten are reflected in the table in the year of renewal. Lines of credit that have a conversion feature at the time of origination, such as construction to perm loans, are presented by year of origination.

(in thousands)	Term Loans - Amortized Cost by Origination Year						Revolving Loans Amortized Cost
September 30, 2021	2021	2020	2019	2018	2017	Prior		Total
Commercial and industrial:
Pass	$130,037	$54,621	$28,941	$18,245	$3,044	$33,707	$101,044	$369,639
Special Mention	—	1,787	613	346	—	2	4,037	6,785
Substandard	—	—	—	—	—	—	1,541	1,541
Total commercial and industrial	$130,037	$56,408	$29,554	$18,591	$3,044	$33,709	$106,622	$377,965
Commercial real estate, owner-occupied:
Pass	$40,399	$43,782	$50,976	$53,139	$42,410	$109,020	$—	$339,726
Special Mention	—	—	—	7,889	16,418	20,110	—	44,417
Substandard	—	7,155	289	—	—	6,838	—	14,282
Doubtful	—	118	—	—	—	—	—	118
Total commercial real estate, owner-occupied	$40,399	$51,055	$51,265	$61,028	$58,828	$135,968	$—	$398,543
Commercial real estate, investor-owned:
Pass	$153,943	$188,064	$188,508	$135,653	$83,895	$352,715	$90	$1,102,868
Special Mention	—	1,210	2,715	19,345	1,796	27,167	—	52,233
Substandard	—	—	—	709	—	1,534	—	2,243
Total commercial real estate, investor-owned	$153,943	$189,274	$191,223	$155,707	$85,691	$381,416	$90	$1,157,344
Construction:
Pass	$26,902	$63,355	$25,696	$9,107	$—	$—	$—	$125,060
Total construction	$26,902	$63,355	$25,696	$9,107	$—	$—	$—	$125,060
Home equity:
Pass	$—	$—	$—	$—	$—	$259	$91,333	$91,592
Substandard	—	—	—	—	—	384	420	804
Total home equity	$—	$—	$—	$—	$—	$643	$91,753	$92,396
Other residential:
Pass	$14,229	$32,700	$26,347	$17,476	$8,374	$18,652	$—	$117,778
Total other residential	$14,229	$32,700	$26,347	$17,476	$8,374	$18,652	$—	$117,778
Installment and other consumer:
Pass	$12,311	$8,514	$11,620	$5,777	$1,129	$6,833	$1,749	$47,933
Total installment and other consumer	$12,311	$8,514	$11,620	$5,777	$1,129	$6,833	$1,749	$47,933
Total loans:
Pass	$377,821	$391,036	$332,088	$239,397	$138,852	$521,186	$194,216	$2,194,596
Total Special Mention	$—	$2,997	$3,328	$27,580	$18,214	$47,279	$4,037	$103,435
Total Substandard	$—	$7,155	$289	$709	$—	$8,756	$1,961	$18,870
Total Doubtful	$—	$118	$—	$—	$—	$—	$—	$118
Totals	$377,821	$401,306	$335,705	$267,686	$157,066	$577,221	$200,214	$2,317,019
Page-18

(in thousands)	Term Loans - Amortized Cost by Origination Year						Revolving Loans Amortized Cost
December 31, 2020	2020	2019	2018	2017	2016	Prior		Total
Commercial and industrial:
Pass	$308,237	$22,589	$12,596	$4,508	$5,915	$34,282	$85,889	$474,016
Special Mention	—	2,034	1,318	141	11	49	19,092	22,645
Substandard	1,747	—	—	—	—	—	—	1,747
Total commercial and industrial	$309,984	$24,623	$13,914	$4,649	$5,926	$34,331	$104,981	$498,408
Commercial real estate, owner-occupied:
Pass	$31,029	$27,581	$32,603	$43,843	$12,768	$101,014	$—	$248,838
Special Mention	—	—	11,764	17,062	7,343	6,601	—	42,770
Substandard	7,147	—	—	—	6,208	—	—	13,355
Total commercial real estate, owner-occupied	$38,176	$27,581	$44,367	$60,905	$26,319	$107,615	$—	$304,963
Commercial real estate, investor-owned:
Pass	$162,300	$144,751	$173,955	$100,842	$94,862	$253,611	$117	$930,438
Special Mention	—	10,695	—	1,819	—	8,124	—	20,638
Substandard	—	2,716	4,435	—	1,553	1,428	—	10,132
Total commercial real estate, investor-owned	$162,300	$158,162	$178,390	$102,661	$96,415	$263,163	$117	$961,208
Construction:
Pass	$31,654	$30,150	$11,242	$—	$—	$—	$—	$73,046
Total construction	$31,654	$30,150	$11,242	$—	$—	$—	$—	$73,046
Home equity:
Pass	$—	$—	$—	$—	$128	$694	$102,614	$103,436
Special Mention	—	—	—	—	—	—	799	799
Substandard	—	—	—	—	—	391	187	578
Total home equity	$—	$—	$—	$—	$128	$1,085	$103,600	$104,813
Other residential:
Pass	$34,447	$31,079	$23,673	$10,574	$6,035	$17,587	$—	$123,395
Total other residential	$34,447	$31,079	$23,673	$10,574	$6,035	$17,587	$—	$123,395
Installment and other consumer:
Pass	$2,361	$4,382	$3,483	$1,543	$3,423	$4,921	$2,593	$22,706
Substandard	—	—	—	17	—	—	—	17
Total installment and other consumer	$2,361	$4,382	$3,483	$1,560	$3,423	$4,921	$2,593	$22,723
Total loans:
Pass	$570,028	$260,532	$257,552	$161,310	$123,131	$412,109	$191,213	$1,975,875
Total Special Mention	$—	$12,729	$13,082	$19,022	$7,354	$14,774	$19,891	$86,852
Total Substandard	$8,894	$2,716	$4,435	$17	$7,761	$1,819	$187	$25,829
Totals	$578,922	$275,977	$275,069	$180,349	$138,246	$428,702	$211,291	$2,088,556

The following table shows the amortized cost of loans by class, payment aging and non-accrual status as of September 30, 2021 and December 31, 2020.

Loan Aging Analysis by Class
(in thousands)	Commercial and industrial	Commercial real estate, owner-occupied	Commercial real estate, investor-owned	Construction	Home equity	Other residential	Installment and other consumer	Total
September 30, 2021
30-59 days past due	$181	$—	$—	$—	$143	$—	$73	$397
60-89 days past due	924	—	—	—	121	—	1	1,046
90 days or more past due	—	—		—	—	—	—	—
Total past due	1,105	—	—	—	264	—	74	1,443
Current	376,860	398,543	1,157,344	125,060	92,132	117,778	47,859	2,315,576
Total loans [1]	$377,965	$398,543	$1,157,344	$125,060	$92,396	$117,778	$47,933	$2,317,019
Non-accrual loans [2]	$—	$7,273	$709	$—	$441	$—	$—	$8,423
Non-accrual loans with no allowance	$—	$7,273	$709	$—	$441	$—	$—	$8,423
December 31, 2020
30-59 days past due	$—	$—	$1,673	$—	$274	$—	$136	$2,083
60-89 days past due	—	—	—	—	—	—	622	622
90 days or more past due	—	—	—	—	—	—	—	—
Total past due	—	—	1,673	—	274	—	758	2,705
Current	498,408	304,963	959,535	73,046	104,539	123,395	21,965	2,085,851
Total loans [1]	$498,408	$304,963	$961,208	$73,046	$104,813	$123,395	$22,723	$2,088,556
Non-accrual loans [2]	$—	$7,147	$1,610	$—	$459	$—	$17	$9,233
Non-accrual loans with no allowance	$—	$7,147	$1,610	$—	$459	$—	$17	$9,233
1 There were no loans past due more than ninety days accruing interest at September 30, 2021 or December 31, 2020.
2 None of the non-accrual loans as of September 30, 2021 or December 31, 2020 were earning interest on a cash basis. We recognized no interest income on non-accrual loans for the three and nine months ended September 30, 2021 and 2020. Other than a $118 thousand owner-occupied commercial real estate loan assumed in the ARB acquisition, there were no new loans placed on non-accrual status during the nine months ended September 30, 2021. Accrued interest of $20 thousand was reversed from interest income for loans that were placed on non-accrual status during the nine months ended September 30, 2020.
Page-19

Collateral Dependent Loans

The following table presents the amortized cost basis of individually analyzed collateral-dependent non-accrual loans by class at September 30, 2021 and December 31, 2020.

	Amortized Cost by Collateral Type
(in thousands)	Commercial Real Estate	Residential Real Estate	Other	Total	Allowance for Credit Losses
September 30, 2021
Commercial real estate, owner-occupied	$7,273	$—	$—	$7,273	$—
Commercial real estate, investor-owned	709	—	—	709	—
Home equity	—	441	—	441	—
Total	$7,982	$441	$—	$8,423	$—
December 31, 2020
Commercial real estate, owner-occupied	$7,147	$—	$—	$7,147	$—
Commercial real estate, investor-owned	1,610	—	—	1,610	—
Home equity	—	459	—	459	—
Installment and other consumer	—	—	17	17	—
Total	$8,757	$459	$17	$9,233	$—

No collateral-dependent loans were in process of foreclosure at September 30, 2021 or December 31, 2020. In addition, the weighted average loan-to-value of collateral dependent loans was approximately 61.7% at September 30, 2021 and 59.2% at December 31, 2020.

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

We removed one commercial loan with a remaining amortized cost of $2 thousand and an unfunded commitment of $600 thousand from TDR designation during the nine months ended September 30, 2021 after meeting all of the conditions above. There were no loans removed from TDR designation during the nine months ended September 30, 2020.

In accordance with section 4013 of the CARES Act, subsequently amended by section 541 of the Economic Aid Act, we elected to apply the temporary accounting relief provisions for loan modifications that met certain criteria, which would otherwise be designated TDRs under existing GAAP. As of September 30, 2021, 2 borrowing relationships with 5 loans totaling $23.6 million were continuing to benefit from payment relief. The weighted average loan-to-value ratio of the remaining payment relief loans was approximately 33%. We accrue and recognize interest income on loans under payment relief based on the original contractual interest rates. When payments resume at the end of the relief period, the payments will generally be applied to accrued interest due until accrued interest is fully paid.

Page-20

The following table summarizes the carrying amount of TDR loans by loan class as of September 30, 2021 and December 31, 2020.

(in thousands)
Recorded Investment in Troubled Debt Restructurings [1]	September 30, 2021	December 31, 2020
Commercial and industrial	$1,394	$1,021
Commercial real estate, owner-occupied	7,155	7,147
Commercial real estate, investor-owned	1,718	3,305
Home equity	273	281
Installment and other consumer	706	752
Total	$11,246	$12,506
1TDR loans on non-accrual status totaled $7.4 million at both September 30, 2021 and December 31, 2020. Unfunded commitments for TDR loans totaled $242 thousand as of September 30, 2021.

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

(dollars in thousands)	Number of Contracts Modified	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment at Period End
TDRs during the three months ended September 30, 2021:
Commercial and industrial	1	$1,101	$1,101	$1,101
TDRs during the three months ended September 30, 2020:
Commercial real estate, investor-owned	1	$1,553	$1,553	$1,553

TDRs during the nine months ended September 30, 2021:
Commercial and industrial	1	$1,101	$1,101	$1,101
TDRs during the nine months ended September 30, 2020:
Commercial and industrial	1	$170	$162	$144
Commercial real estate, investor-owned	1	1,553	1,553	1,553
Home equity	1	276	276	276
Installment and other consumer	3	211	211	210
Total	6	$2,210	$2,202	$2,183

The loan modified in 2021 reflected a maturity date extension and other loan term and payment modifications. The loans modified in 2020 reflected debt consolidation, interest rate concessions, and/or other loan term and payment modifications. During the nine months ended September 30, 2021 and 2020, there were no defaults on loans that had been modified in a TDR within the prior twelve-month period. We report defaulted TDRs based on a payment default definition of more than ninety days past due.

Purchased Loans with Credit Deterioration

For purchased loans with a more-than-insignificant amount of credit deterioration since origination ("PCD loans") the initial allowance for credit losses at the date of acquisition was added to the purchase price (or fair value) to determine the initial amortized cost basis. Subsequent changes in expected credit losses (favorable or unfavorable) are recognized through net income as adjustments to the allowance for credit losses on loans. Refer to Notes 1 and 3 under Part II, Item 8, of our 2020 Form 10-K for additional information regarding the accounting for PCD and non-PCD loans.

Page-21

A reconciliation of the unpaid principal balance (or par value) to the purchase price (or fair value) for PCD loans as of the August 6, 2021 merger date is presented below.

(in thousands)
Unpaid principal balance (par value)	$92,029
Non-credit discount	(1,662)
Amortized cost basis	90,367
Initial allowance for credit losses on PCD loans	(1,505)
Purchase price (PCD loans at fair value)	$88,862

Allowance for Credit Losses on Loans Rollforward

The following table discloses activity in the allowance for credit losses on loans for the periods presented.

Allowance for Credit Losses on Loans Rollforward
(in thousands)	Commercial and industrial	Commercial real estate, owner-occupied	Commercial real estate, investor-owned	Construction	Home equity	Other residential	Installment and other consumer	Unallocated	Total
Three months ended September 30, 2021
Beginning balance	$1,590	$2,037	$10,761	$1,142	$412	$613	$238	$2,307	$19,100
Provision (reversal) - CECL	126	(30)	1,011	77	247	4	384	(19)	1,800
Initial allowance for PCD loans	405	559	533	—	—	6	2	—	1,505
Charge-offs	—	—	—	—	—	—	(2)	—	(2)
Recoveries	3	—	—	8	—	—	—	—	11
Ending balance	$2,124	$2,566	$12,305	$1,227	$659	$623	$622	$2,288	$22,414
Three months ended September 30, 2020
Beginning balance	$2,609	$2,910	$10,403	$836	$1,044	$1,266	$426	$1,374	$20,868
Provision - incurred loss	(79)	225	1,221	24	(6)	(6)	(20)	(109)	1,250
Charge-offs	(10)	—	—	—	—	—	—	—	(10)
Recoveries	5	—	—	—	—	—	—	—	5
Ending balance	$2,525	$3,135	$11,624	$860	$1,038	$1,260	$406	$1,265	$22,113

Allowance for Credit Losses on Loans Rollforward
(in thousands)	Commercial and industrial	Commercial real estate, owner-occupied	Commercial real estate, investor	Construction	Home equity	Other residential	Installment and other consumer	Unallocated	Total
Nine months ended September 30, 2021
Beginning balance	$2,530	$2,778	$12,682	$1,557	$738	$998	$291	$1,300	$22,874
Provision (reversal) - CECL	(821)	(771)	(910)	(356)	(129)	(381)	331	988	(2,049)
Initial allowance for PCD loans	405	559	533	—	—	6	2	—	1,505
Charge-offs	—	—	—	—	—	—	(2)	—	(2)
Recoveries	10	—	—	26	50	—	—	—	86
Ending balance	$2,124	$2,566	$12,305	$1,227	$659	$623	$622	$2,288	$22,414
Nine months ended September 30, 2020
Beginning balance	$2,334	$2,462	$8,483	$638	$850	$973	$284	$653	$16,677
Provision - incurred loss	208	673	3,141	219	188	287	122	612	5,450
Charge-offs	(30)	—	—	—	—	—	—	—	(30)
Recoveries	13	—	—	3	—	—	—	—	16
Ending balance	$2,525	$3,135	$11,624	$860	$1,038	$1,260	$406	$1,265	$22,113

We adopted the CECL accounting standard on December 31, 2020, which we had previously postponed under the optional accounting relief provisions of the CARES Act passed in March 2020 to the earlier of the end of the national emergency or December 31, 2020. During the first nine months of 2020, we applied the incurred loss method under previous GAAP in determining the allowance for credit losses on loans.

Pledged Loans

Our FHLB line of credit is secured under terms of a blanket collateral agreement by a pledge of certain qualifying loans with unpaid principal balances of $1.091 billion and $1.165 billion at September 30, 2021 and December 31,
Page-22

2020, respectively. In addition, we pledge eligible TIC loans, which totaled $109.2 million and $113.6 million at September 30, 2021 and December 31, 2020, respectively, to secure our borrowing capacity with the Federal Reserve Bank ("FRB"). Also, see Note 6, Borrowings.

Related Party Loans

The Bank has, and expects to have in the future, banking transactions in the ordinary course of its business with directors, officers, principal shareholders and their businesses or associates. These loans are granted on substantially the same terms, including interest rates and collateral on loans, as those prevailing at the same time for comparable transactions with persons not related to us. Likewise, these transactions do not involve more than the normal risk of collectability or present other unfavorable features. Related party loans totaled $8.6 million at September 30, 2021 and $6.4 million at December 31, 2020. In addition, undisbursed commitments to related parties totaled $8.6 million at September 30, 2021 and $9.1 million at December 31, 2020.

Note 6: Borrowings and Other Obligations

Federal Funds Purchased – The Bank had unsecured available lines of credit with correspondent banks for overnight borrowings totaling $115.0 million at September 30, 2021 and $135.0 million at December 31, 2020.  In general, interest rates on these lines approximate the federal funds target rate. We had no overnight borrowings under these credit facilities at September 30, 2021 or December 31, 2020.

Federal Home Loan Bank Borrowings – As of September 30, 2021 and December 31, 2020, the Bank had available lines of credit with the FHLB totaling $651.4 million and $642.5 million, respectively, based on eligible collateral of certain loans. There were no FHLB overnight borrowings at September 30, 2021 or December 31, 2020. As part of our acquisition of ARB, we assumed FHLB advances in the amount of $13.8 million that we paid off on August 25, 2021.

Federal Reserve Line of Credit – The Bank has an available line of credit with the FRBSF secured by certain residential loans.  At September 30, 2021 and December 31, 2020, the Bank had borrowing capacity under this line totaling $72.7 million and $78.7 million, respectively, and had no outstanding borrowings with the FRBSF.

Subordinated Debenture – As part of an acquisition in 2013, Bancorp assumed a subordinated debenture with a contractual balance of $4.1 million due to NorCal Community Bancorp Trust II (the "Trust"), established for the sole purpose of issuing trust preferred securities. On March 15, 2021, Bancorp redeemed in full the $2.8 million (book value) subordinated debenture due to the Trust, which had an effective interest rate of 6.0% for the first nine months of 2020. The 251.5% effective rate for the first nine months of 2021 included accelerated accretion of the $1.3 million remaining purchase discount due to the early redemption. Accretion was $17 thousand and $52 thousand for the three and nine months ended September 30, 2020, respectively.

Other Obligations – Finance lease liabilities totaling $451 thousand and $58 thousand at September 30, 2021 and December 31, 2020, respectively, are included in borrowings and other obligations in the consolidated statements of condition. See Note 8, Commitments and Contingencies, for additional information.

Note 7:  Stockholders' Equity

Dividends

On October 22, 2021, Bancorp declared a $0.24 per share cash dividend, payable on November 12, 2021 to shareholders of record at the close of business on November 5, 2021.

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
Page-23

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

Stock options and restricted stock may be net settled in a cashless exercise by a reduction in the number of shares otherwise deliverable upon exercise or vesting in satisfaction of the exercise payment and/or applicable tax withholding requirements. During the nine months ended September 30, 2021, we withheld 27,679 shares totaling $1.1 million at a weighted-average price of $38.86 for cashless exercises. During the nine months ended September 30, 2020, we withheld 9,214 shares totaling $369 thousand at a weighted-average price of $40.01 for cashless exercises. Shares withheld under net settlement arrangements are available for future grants.

Share Repurchase Program

On April 23, 2018, Bancorp announced that its Board of Directors approved a share repurchase program under which Bancorp may repurchase up to $25.0 million of its outstanding common stock through May 1, 2019. Bancorp's Board of Directors subsequently extended the share repurchase program through February 28, 2020. After expiration of this share repurchase program, a new share repurchase program began on March 5, 2020. This new program was approved on January 24, 2020 by Bancorp Board of Directors, allowing Bancorp to repurchase up to $25.0 million of its outstanding common stock through February 28, 2022. The share repurchase program, which began on March 5, 2020, was suspended by the Board of Directors on March 20, 2020 in response to the COVID-19 pandemic. The program was reactivated by the Board of Directors on October 23, 2020 and completed in May 2021 upon depletion of repurchase funds. A new share repurchase program was approved by Bancorp Board of Directors on July 16, 2021 under which Bancorp may repurchase up to $25.0 million of its outstanding common stock through July 31, 2023. On October 22, 2021, Bancorp's Board of Directors approved an amendment to the current share repurchase program, which increased the total authorization from $25.0 million to $57.0 million and left the expiration date unchanged.
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
Page-24

Bancorp repurchased 445,735 shares totaling $15.9 million in the third quarter of 2021 for a cumulative total of 967,683 shares and $35.2 million in the first nine months of 2021.

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

The contractual amount of unfunded loan commitments and standby letters of credit not reflected in the consolidated statements of condition are as follows:

(in thousands)	September 30, 2021	December 31, 2020
Commercial lines of credit	$300,308	$297,898
Revolving home equity lines	204,846	191,969
Undisbursed construction loans	82,782	101,307
Personal and other lines of credit	10,981	10,611
Standby letters of credit	3,658	2,657
Total commitments and standby letters of credit	$602,575	$604,442

We record an allowance for credit losses on unfunded loan commitments at the balance sheet date based on estimates of the probability that these commitments will be drawn upon according to historical utilization experience of the different types of commitments and expected loss rates determined for pooled funded loans. The allowance for credit losses on unfunded commitments totaled $1.6 million and $2.8 million as of September 30, 2021 and December 31, 2020, respectively, which is included in interest payable and other liabilities in the consolidated statements of condition. We adopted the CECL accounting standard on December 31, 2020. We applied the incurred loss method under previous GAAP in determining the allowance for credit losses on unfunded commitments for the three and nine month periods ended September 30, 2020. We recorded no provision for credit losses on unfunded commitments for the three months ended September 30, 2021 and a reversal of the allowance for credit losses on unfunded commitments totaling $1.2 million for the nine month period ended September 30, 2021. This compares to provisions for credit losses on unfunded commitments for the three and nine month periods ended September 30, 2020 totaling $248 thousand and $610 thousand, respectively. In the second quarter of 2021, we reclassified the provision for credit losses on unfunded commitments from non-interest expense to a separate line item under the provision for credit losses on loans in the consolidated statements of comprehensive income.

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

Page-25

The following table shows the balances of operating and finance lease right-of-use assets and lease liabilities.

(in thousands)	September 30, 2021	December 31, 2020
Operating leases:
Operating lease right-of-use assets	$24,776	$3,831
Operating lease liabilities	$26,637	$27,062
Finance leases:
Finance lease right-of-use assets	$499	$365
Accumulated amortization	(62)	(307)
Finance lease right-of-use assets, net[1]	$437	$58
Finance lease liabilities[2]	$451	$58
[1] Included in premises and equipment in the consolidated statements of condition.
[2] Included in borrowings and other obligations in the consolidated statements of condition.

The following table shows supplemental disclosures of noncash investing and financing activities for the period presented.

	Nine months ended
(in thousands)	September 30, 2021	September 30, 2020
Right-of-use assets obtained in exchange for operating lease liabilities	$2,376	$18,021
Right-of-use assets obtained in exchange for finance lease liabilities	$444	$18

The following table shows components of operating and finance lease cost.

	Three months ended		Nine months ended
(in thousands)	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Operating lease cost	$1,216	$1,165	$3,543	$3,334
Variable lease cost	—	1	—	4
Total operating lease cost[1]	$1,216	$1,166	$3,543	$3,338
Finance lease cost:
Amortization of right-of-use assets[2]	$31	$41	$65	$129
Interest on finance lease liabilities[3]	1	1	1	$3
Total finance lease cost	32	42	$66	$132
Total lease cost	$1,248	$1,208	$3,609	$3,470
[1] Included in occupancy and equipment expense in the consolidated statements of comprehensive income.
[2] Included in depreciation and amortization in the consolidated statements of comprehensive income.
[3] Included in interest on borrowings and other obligations in the consolidated statements of comprehensive income.
The following table shows the future minimum lease payments, weighted average remaining lease terms, and weighted average discount rates under operating and finance lease arrangements as of September 30, 2021. The discount rates used to calculate the present value of lease liabilities were based on the collateralized FHLB borrowing rates that were commensurate with lease terms and minimum payments on the later of the date we adopted the new lease accounting standards or lease commencement date.
Page-26

(in thousands)	September 30, 2021
Year	Operating Leases	Finance Leases
2021	$1,315	$32
2022	5,203	127
2023	4,377	117
2024	3,667	114
2025	3,152	66
Thereafter	10,684	—
Total minimum lease payments	28,398	456
Amounts representing interest (present value discount)	(1,761)	(5)
Present value of net minimum lease payments (lease liability)	$26,637	$451
Weighted average remaining term (in years)	7.1	3.7
Weighted average discount rate	1.68%	0.64%
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

In 2012, Visa had reached a $4.0 billion interchange multidistrict litigation class settlement agreement with plaintiffs representing a class of U.S. retailers. The escrow balance of $894 million as of June 30, 2021 (latest information available), combined with funds previously deposited with the court, are expected to cover the settlement payment obligations.

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
Page-27

in a liability position exceeding a certain threshold, we may be required to post collateral to the counterparty in an amount determined by the agreements. Collateral levels are monitored and adjusted on a regular basis for changes in interest rate swap values.

As of September 30, 2021, we had four interest rate swap agreements, which are scheduled to mature in June 2031, October 2031, July 2032, and October 2037. All of our derivatives are accounted for as fair value hedges. The notional amounts of the interest rate contracts are equal to the notional amounts of the hedged loans. Our interest rate swap payments are settled monthly with counterparties. Accrued interest on the swaps totaled $10 thousand at September 30, 2021 and $11 thousand at December 31, 2020. Information on our derivatives follows:

	Asset Derivatives		Liability Derivatives
(in thousands)	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020
Fair value hedges:
Interest rate contracts notional amount	$—	$—	$13,280	$13,991
Interest rate contracts fair value[1]	$—	$—	$1,266	$1,912
1 See Note 3, Fair Value of Assets and Liabilities, for valuation methodology.

The following table presents the carrying amount and associated cumulative basis adjustment related to the application of fair value hedge accounting that is included in the carrying amount of hedged assets as of September 30, 2021 and December 31, 2020.

	Carrying Amounts of Hedged Assets		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Loans
(in thousands)	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020
Loans	$14,401	$15,745	$1,122	$1,753

The following table presents the net losses recognized in interest income on loans on the consolidated statements of comprehensive income related to our derivatives designated as fair value hedges.

	Three months ended		Nine months ended
(in thousands)	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Interest and fees on loans [1]	$24,027	$21,776	$66,117	$63,880
Increase (decrease) in fair value of designated interest rate swaps due to LIBOR interest rate movements	$97	$152	$646	$(1,351)
Payment on interest rate swaps	(93)	(108)	(278)	(255)
Decrease (increase) in fair value hedging adjustment of hedged loans	(94)	(155)	(631)	1,374
Decrease in value of yield maintenance agreement	(3)	(3)	(9)	(9)
Net losses on fair value hedging relationships recognized in interest income	$(93)	$(114)	$(272)	$(241)
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

Page-28

Offsetting of Financial Liabilities and Derivative Liabilities
		Gross Amounts	Net Amounts of	Gross Amounts Not Offset in
	Gross Amounts	Offset in the	Liabilities Presented	the Statements of Condition
	of Recognized	Statements of	in the Statements	Financial	Cash Collateral
(in thousands)	Liabilities[1]	Condition	of Condition[1]	Instruments	Pledged	Net Amount
September 30, 2021
Derivatives by Counterparty:
Counterparty A	$1,266	$—	$1,266	$—	$(1,266)	$—
December 31, 2020
Derivatives by Counterparty:
Counterparty A	$1,912	$—	$1,912	$—	$(1,912)	$—
1 Amounts exclude accrued interest on swaps.
For more information on how we account for our interest rate swaps, refer to Note 1 to the Consolidated Financial Statements included in our 2020 Form 10-K filed with the SEC on March 15, 2021.

Note 10: Merger

Bancorp completed its merger with American River Bankshares ("AMRB") on August 6, 2021 (the "merger date"), with Bancorp continuing as the surviving entity, followed thereafter at 12:05 a.m. on August 7, 2021 by the merger of American River Bank ("ARB") with and into Bank of Marin (collectively, the "Merger"), with Bank of Marin surviving.

On August 6, 2021, each share of AMRB's common stock issued and outstanding immediately prior to the Merger was converted into 0.575 shares of Bancorp's common stock resulting in the issuance of 3,441,235 shares of Bancorp common stock. In addition, merger consideration included cash paid for outstanding stock options and cash paid in lieu of fractional shares, as summarized in the following table.

(in thousands)	Merger Consideration
Value of common stock consideration paid to shareholders (0.575 fixed exchange ratio, stock price $36.15)	$124,401
Cash consideration for stock options	63
Cash paid in lieu of fractional shares	13
Total merger consideration	$124,477

Bancorp accounted for the Merger using the acquisition method of accounting in accordance with ASC 805, Business Combinations. We recorded the estimated fair values of acquired assets and liabilities based on initial valuations as of August 6, 2021. Under ASC 805, during the measurement period of up to one year, the acquirer is allowed to adjust the amounts recognized at the acquisition date and may recognize additional assets or liabilities to reflect new information obtained from facts and circumstances that existed as of the merger date that, if known, would have affected the measurement of the amounts recognized as of that date. Measurement period adjustments are recognized in the reporting period in which they are determined. As such, the estimated fair values are considered preliminary as of September 30, 2021 and subject to adjustment for up to one year after August 6, 2021. Fair value amounts subject to change include, but are not limited to, loans, certain deposits, deferred tax assets and liabilities and certain other assets and other liabilities.

Page-29

The following table presents the preliminary fair values of the assets acquired and liabilities assumed, and the resulting goodwill as of August 6, 2021.

(in thousands)
Total merger consideration	$124,477
Assets acquired:
Cash and cash equivalents	140,577
Investment securities	297,797
Loans	419,435
Bank-owned life insurance	16,259
Operating lease right-of-use assets	2,376
Bank premises and equipment, net	2,891
Core deposit intangible	3,909
Other real estate owned	800
Interest receivable and other assets	14,377
Total assets acquired	898,421
Liabilities assumed:
Deposits:
Non-interest bearing	331,459
Interest bearing	458,563
Total deposits	790,022
FHLB borrowings	13,885
Operating lease liabilities	2,798
Interest payable and other liabilities	9,853
Total liabilities assumed	816,558
Fair value of net assets acquired	81,863
Goodwill	$42,614

We recorded $42.6 million in goodwill, which represents the excess of the total merger consideration paid over the fair value of the assets acquired, net of the fair values of liabilities assumed. Goodwill mainly reflects expected value created through the combined operations of AMRB and Bancorp. It is evaluated for impairment annually.

The following are descriptions of the methods used to determine the fair values of significant assets and liabilities presented above.

Cash and cash equivalents - The carrying amount of cash and cash equivalents is a reasonable estimate of fair value based on the short-term nature of these assets.

Investment securities - Fair values for securities are based on quoted market prices, where available. If quoted market prices are not available, fair value estimates are based on observable inputs including quoted market prices for similar instruments, quoted market prices that are not in an active market or other inputs that are observable in the market. In the absence of observable inputs, fair value is estimated based on pricing models and/or discounted cash flow methodologies.

Loans - The loan valuation methodology was based on a discounted cash flow approach that considered factors including the type of loan, risk classification status, fixed or variable interest rates, term, amortization status and current discount rates. Loans were grouped according to similar credit risk characteristics when applying various valuation techniques. The discount rates applied were based on current market rates for new originations of comparable loans and included adjustments for interest rate risk, equity return, servicing, credit and liquidity risk. ARB's allowance for credit losses and any existing deferred fees or costs and premiums and discounts were not carried over at the merger date.

Bank-owned life insurance - The cash surrender values of bank-owned life insurance policies approximated fair value.

Operating lease right-of-use assets and lease liabilities - Operating lease right-of-use assets were measured at the present value of the remaining lease payments, as if the acquired leases commenced on the merger date, and
Page-30

adjusted to reflect favorable and unfavorable terms of the leases when compared to current market terms. Lease liabilities were measured at the present value of the remaining lease payments.

Bank premises and equipment - The value of the land and buildings acquired were based on independent third-party appraisals. The fair values of other premises and equipment, such as tenant improvements, furniture and fixtures and equipment, approximated their carrying values.

Core deposit Intangible - The core deposit intangible ("CDI") represents the estimated future benefits of acquired deposits and is recorded separately from the related deposits. The value of the core deposit intangible asset was calculated using a discounted cash flow approach to arrive at the cost differential between the core deposits (non-maturity deposits such as transaction, savings and money market accounts) and alternative funding sources. It was calculated as the present value of the difference in cash flows between maintaining the core deposits (interest and net maintenance costs) and the cost of an equal amount of funds with a similar term from an alternative source. The core deposit intangible is amortized on an accelerated basis over an estimated ten-year life, and is evaluated periodically for impairment.

We recorded a core deposit intangible asset of $3.9 million at acquisition, of which $129 thousand was amortized from the merger date to September 30, 2021. The future amortization expense for the CDI arising from the Merger is as follows:

(in thousands)	2021	2022	2023	2024	2025	Thereafter	Total
Core deposit intangible amortization	$189	$707	$630	$552	$475	$1,227	$3,780

Other real estate owned - The value of other real estate owned was based on an independent third-party appraisal.

Deposits - The fair values for the demand and savings deposits equaled the amount payable on demand at the merger date. The fair values for time deposits were estimated using a discounted cash flow calculation that applied interest rates currently being offered to the contractual interest rates on such time deposits.

FHLB borrowings - The carrying value of Federal Home Loan Bank borrowings was adjusted to reflect prepayment fees, which approximated fair value.

Pro Forma Results of Operations

AMRB's unaudited contributions to net interest income and net income from the August 6, 2021 merger date to September 30, 2021 included in the consolidated statements of comprehensive income are presented in the following table.

(in thousands)
Net interest income [1]	$3,427
Net loss [1]	$(2,993)
1 AMRB's net interest income and net loss include merger-related costs incurred from the merger date to September 30, 2021, accretion of the net purchase discount on acquired loans, premises fair value adjustment depreciation, CDI amortization and time deposit premium amortization, as applicable. The pro forma net loss does not include allowance for credit losses adjustments related to acquired loans.

The following table presents certain unaudited pro forma net interest income and net income for illustrative purposes only for the three and nine months ended September 30, 2021 and 2020 as if AMRB was acquired on January 1, 2020. This unaudited pro forma information combines Bancorp's and AMRB's historical results and includes adjustments reflecting the estimated impact of certain fair value adjustments for the respective periods. The pro forma information is not indicative of what would have occurred had the acquisition consummated as of the beginning of the year prior to the acquisition. The unaudited pro forma information does not consider any changes to the provision for credit losses resulting from recording loans at fair value, cost savings, or business synergies. As a result, actual amounts would have differed from the unaudited pro forma information presented, and the differences could be significant.
Page-31

	Three months ended		Nine months ended
(in thousands)	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Net interest income - Pro forma	$30,488	$31,386	$91,240	$92,791
Net interest income - Actual	$27,753	$24,566	$74,318	$73,060

Net income - Pro forma [1]	$9,953	$9,182	$33,422	$19,638
Net income - Actual	$5,282	$7,491	$23,514	$22,125
[1] The 2021 pro forma combined net income was adjusted to exclude merger-related costs of $5.4 million incurred by Bancorp and $3.6 million incurred by AMRB. These merger-related costs were included in the combined net income for the nine months ended September 30, 2020 as if the merger occurred on January 1, 2020.

Merger-related one time and conversion costs are recognized as incurred and continue until all systems have been converted and operational functions are fully integrated. Bancorp's merger-related costs reflected in the consolidated statements of comprehensive income are summarized in the following table.

	Three months ended		Nine months ended
(in thousand, unaudited)	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Personnel and severance	$2,668	$—	$2,668	$—
Professional services	1,778	—	1,979	—
Data processing	433	—	433	—
Other expense	263	—	279	—
Total merger-related one-time and conversion costs	$5,142	$—	$5,359	$—
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

Forward-looking statements are based on management's current expectations regarding economic, legislative, and regulatory issues that may affect our earnings in future periods. A number of factors, many of which are beyond management’s control, could cause future results to vary materially from current management expectations. Such factors include, but are not limited to, general economic conditions and the economic uncertainty in the United States and abroad, including changes interest rates, California unemployment rate, deposit flows, real estate values, and expected future cash flows on loans and securities; costs or effects of acquisitions; competition; changes in accounting principles, policies or guidelines; changes in legislation or regulation (including the Coronavirus Aid, Relief and Economic Security Act of 2020, as amended, and the Economic Aid to Hard-Hit Small Businesses, Nonprofits and Venues Act of 2020); our borrowers’ actual payment performance as loan deferrals related to the COVID-19 pandemic expire, including the potential adverse impact of loan modifications and payment deferrals implemented consistent with recent regulatory guidance; natural disasters (such as wildfires and earthquakes in our area); adverse weather conditions; interruptions of utility service in our markets for sustained periods; and other economic, competitive, governmental, regulatory and technological factors (including external fraud and cybersecurity threats) affecting our operations, pricing, products and services.

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

Page-33

Critical Accounting Policies and Estimates

The SEC requires us to disclose "critical accounting policies" defined as those that are both most important to the presentation of our financial condition and results of operations and require management's most difficult, subjective, or complex judgments, often because of the need to make estimates about the effect of matters that are inherently uncertain and imprecise. We consider accounting estimates to be critical to our financial results if (i) the accounting estimate requires management to make assumptions about matters that are highly uncertain, (ii) management could have applied different assumptions during the reported period, and (iii) changes in the accounting estimate are reasonably likely to occur in the future and could have a material impact on our financial statements. There have been no material changes to our critical accounting policies previously reported, which include: Allowance for Credit Losses on Loans and Unfunded Commitments, Allowance for Credit Losses on Investments Securities, Accounting for Income Taxes, and Fair Value Measurements. For a detailed discussion of these accounting policies, refer to Note 1, Summary of Significant Accounting Policies, in the Consolidated Financial Statements included in our 2020 Form 10-K filed with the SEC on March 15, 2021. In addition, as a result of the acquisition of American River Bankshares in the third quarter of 2021, we consider the accounting policies and estimates for the following to be critical for this reporting period.

Business Combinations

Bancorp accounts for business combinations under the acquisition method of accounting in accordance with ASC 805, Business Combinations. ASC 805 requires assets and liabilities in a business combination to be recorded at their fair values as of the date of acquisition. This method often involves estimates based on third party or internal valuations based on discounted cash flow analyses or other valuation techniques, all of which are inherently subjective. Business acquisition-related costs, including conversion and restructuring charges, are expensed as incurred. For further information, refer to Note 10, Merger, herein, and Note 1, Summary of Significant Accounting Policies; and Item 1A, Risk Factors, in the Consolidated Financial Statements included in our 2020 Form 10-K filed with the SEC on March 15, 2021.

Executive Summary

Bancorp completed its merger with American River Bankshares ("AMRB") on August 6, 2021 (the "merger date"), with Bancorp continuing as the surviving entity, followed thereafter at 12:05 a.m. on August 7, 2021 by the Merger of American River Bank ("ARB") with and into Bank of Marin (collectively, the "Merger"), with Bank of Marin surviving. AMRB shareholders received a fixed exchange ratio of 0.575 shares of Bancorp common stock for each share of AMRB common stock outstanding. Based on Bancorp's closing stock price of $36.15 on August 6, 2021 (merger date), the transaction was valued at $124.5 million (with 3.4 million of additional shares of Bancorp common stock issued), or $20.80 per share of AMRB common stock, which includes the value of AMRB options paid in cash. For other important factors regarding the AMRB acquisition, please see Note 10, Merger, and the Forward-Looking Statements section of this Form 10-Q.

The following are highlights of our operating and financial performance for the periods presented:
•Net income for the third quarter of 2021 totaled $5.3 million, compared to $7.5 million in the third quarter of 2020. Diluted earnings per share were $0.35 in the third quarter of 2021, compared to $0.55 in the same quarter a year ago. Net income for the first nine months of 2021 totaled $23.5 million, compared to $22.1 million in the same period a year ago. Diluted earnings per share were $1.69, compared to $1.62 in the first nine months of 2020. Merger-related one-time and conversion costs reduced net income by $3.9 million, net of taxes, or 26 cents per share in the quarter and by $4.1 million, net of taxes, or 30 cents per share year-to-date. See reconciliation of GAAP to non-GAAP financial measures on page 36.
•Loan balances of $2.317 billion at September 30, 2021 increased by $228.5 million compared to $2.089 billion at December 31, 2020. The increase was largely due to $419.4 million in loans from the acquisition of ARB on August 6, 2021 and new non-PPP related loan originations totaling $101.7 million. These increases were partially offset by non-PPP loan payoffs totaling $145.3 million, and a $126.8 million decrease in Small Business Administration ("SBA") Paycheck Protection Program ("PPP") loans outstanding.

Page-34

•Credit quality remains strong, with non-accrual loans representing 0.36% of total loans as of September 30, 2021, compared to 0.44% at December 31, 2020. The ratio of the allowance for credit losses on loans to total loans was 0.97% at September 30, 2021, compared to 1.10% at December 31, 2020. Excluding SBA PPP loans, the ratio of allowance to loans would have been 1.04% and 1.27% at September 30, 2021 and December 31, 2020, respectively (see Results of Operations for a definition of this non-GAAP financial measure).
•The allowance for credit losses increased by $3.3 million in the third quarter and was comprised of a $1.8 million provision, mainly related to purchased ARB loans without credit deterioration, and a $1.5 million merger-date allowance established for purchased credit deteriorated loans. There was no provision for credit losses on unfunded loan commitments in the third quarter of 2021.
•Total deposits of $3.728 billion at September 30, 2021 increased by $1.224 billion from $2.504 billion at December 31, 2020, mainly due to the ARB acquisition. Non-interest bearing deposits were 49% of total deposits as of September 30, 2021, versus 54% as of December 31, 2020. The decrease in this ratio was primarily due to an increase in interest bearing deposits from existing customers and a lower ratio of non-interest-bearing deposits acquired from ARB. The cost of average deposits for the quarter and nine months ended September 30, 2021 was 0.06% and 0.07%, respectively, compared to 0.09% and 0.13% for the comparable periods in 2020.
•ROA and ROE ratios were significantly impacted by provisions for credit losses on acquired loans and shares issued in conjunction with the Merger. A good indicator of the Merger's positive impact on operating earnings is the efficiency ratio, as it neither includes provisions for losses on loans and unfunded commitments, nor is it impacted by changes in share counts. As shown in the reconciliation of GAAP to non-GAAP financial measures on page 36 the efficiency ratio excluding merger-related one-time and conversion costs of 56.02% for the quarter ended September 30, 2021, improved from 56.88% for the quarter a year ago. The comparable year-to-date non-GAAP efficiency ratio for the first nine months of 2021 was 59.09%, compared to 55.45% in 2020, and was not as good an indicator of the positive effects of the acquisition because it was impacted by a significant decline in interest rates.
•All capital ratios were above well-capitalized regulatory requirements. The total risk-based capital ratio for Bancorp was 15.0% at September 30, 2021, compared to 16.0% at December 31, 2020. Bancorp's tangible common equity to tangible assets was 9.1% at September 30, 2021, compared to 11.3% at December 31, 2020 (see Results of Operations for a definition of this non-GAAP financial measure). The Bank's total risk-based capital ratio was 14.4% at September 30, 2021, compared to 15.8% at December 31, 2020.
•The Board of Directors declared a cash dividend of $0.24 per share on October 22, 2021, which represents the 66th consecutive quarterly dividend paid by Bank of Marin Bancorp. The dividend is payable on November 12, 2021, to shareholders of record at the close of business on November 5, 2021.
•On October 22, 2021, the Board of Directors approved an amendment to the current share repurchase program which increased the total authorization from $25.0 million to $57.0 million. The July 31, 2023 expiration date of the program remained unchanged.
•Effective October 31, 2021, Russell A. Colombo retired as Chief Executive Officer of Bank of Marin and Bank of Marin Bancorp and the Board of Directors named Tim Myers, previously President and Chief Operating Officer, as his successor. Mr. Colombo will remain on the Boards of Bancorp and the Bank, and Mr. Myers will join both Boards.

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

Page-35

Statement Regarding use of Non-GAAP Financial Measures

In this Form 10-Q, Bancorp's financial results are presented in accordance with GAAP and refer to certain non-GAAP financial measures. Management believes that presentation of operating results using non-GAAP financial measures provides useful supplemental information to investors and facilitates the analysis of Bancorp's core operating results and comparison of operating results across reporting periods. Management also uses non-GAAP financial measures to establish budgets and manage Bancorp's business. A reconciliation of the GAAP financial measures to comparable non-GAAP financial measures is presented below.

Reconciliation of GAAP and Non-GAAP Financial Measures

(in thousand, unaudited)	Three months ended		Nine months ended
Net income	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Net income (GAAP)	$5,282	$7,491	$23,514	$22,125
Merger-related one-time and conversion costs:
Personnel and severance	2,668	—	2,668	—
Professional services	1,778	—	1,979	—
Data processing	433	—	433	—
Other	263	—	279	—
Income tax benefit of merger-related expenses	(1,222)	—	(1,239)	—
Total merger-related one-time and conversion costs, net of taxes	3,920	—	4,120	—
Comparable net income (non-GAAP)	$9,202	$7,491	$27,634	$22,125
Diluted earnings per share
Weighted average diluted shares	14,993	13,610	13,881	13,617
Diluted earnings per share (GAAP)	$0.35	$0.55	$1.69	$1.62
Comparable diluted earnings per share (non-GAAP)	$0.61	$0.55	$1.99	$1.62
Return on average assets
Average assets	$3,743,968	$3,029,342	$3,280,505	$2,876,618
Return on average assets (GAAP)	0.56%	0.98%	0.96%	1.03%
Comparable return on average assets (non-GAAP)	0.98%	0.98%	1.13%	1.03%
Return on average equity
Average stockholders' equity	$420,124	$356,230	$374,445	$348,812
Return on average equity (GAAP)	4.99%	8.37%	8.40%	8.47%
Comparable return on average equity (non-GAAP)	8.69%	8.37%	9.87%	8.47%
Efficiency ratio
Non-interest expense (GAAP)	$22,686	$14,990	$53,654	$44,238
Merger-related expenses	(5,142)	—	(5,359)	—
Non-interest expense (non-GAAP)	$17,544	$14,990	$48,295	$44,238
Net interest income	$27,753	$24,566	$74,318	$73,060
Non-interest income	$3,565	$1,790	$7,413	$6,723
Efficiency ratio (GAAP)	72.44%	56.88%	65.65%	55.45%
Comparable efficiency ratio (non-GAAP)	56.02%	56.88%	59.09%	55.45%

Page-36

RESULTS OF OPERATIONS

Highlights of the financial results are presented in the following tables:

(dollars in thousands)	September 30, 2021	December 31, 2020
Selected financial condition data:
Total assets	$4,261,062	$2,911,926
Loans, net	2,294,605	2,065,682
Deposits	3,727,696	2,504,249
Borrowings and other obligations	451	58
Subordinated debenture	—	2,777
Stockholders' equity	458,525	358,253
Asset quality ratios:
Allowance for credit losses on loans to total loans	0.97%	1.10%
Allowance for credit losses on loans to total loans, excluding SBA PPP loans [1]	1.04%	1.27%
Allowance for credit losses on loans to non-accrual loans	2.66x	2.48x
Non-accrual loans to total loans	0.36%	0.44%
Capital ratios:
Equity to total assets ratio	10.76%	12.30%
Tangible common equity to tangible assets [2]	9.06%	11.27%
Total capital (to risk-weighted assets)	14.97%	16.03%
Tier 1 capital (to risk-weighted assets)	14.10%	14.82%
Tier 1 capital (to average assets)	10.20%	10.80%
Common equity Tier 1 capital (to risk weighted assets)	14.10%	14.69%

	Three months ended		Nine months ended
(dollars in thousands, except per share data)	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Selected operating data:
Net interest income	$27,753	$24,566	$74,318	$73,060
Provision for (reversal of) credit losses on loans	1,800	1,250	(2,049)	5,450
Provision for (reversal of) credit losses on unfunded loan commitments	—	248	(1,202)	610
Non-interest income	3,565	1,790	7,413	6,723
Non-interest expense	22,686	14,990	53,654	44,238
Net income	5,282	7,491	23,514	22,125
Net income per common share:
Basic	$0.35	$0.55	$1.70	$1.64
Diluted	$0.35	$0.55	$1.69	$1.62
Performance and other financial ratios:
Return on average assets	0.56%	0.98%	0.96%	1.03%
Return on average equity	4.99%	8.37%	8.40%	8.47%
Tax-equivalent net interest margin [3]	3.15%	3.44%	3.23%	3.61%
Cost of deposits	0.06%	0.09%	0.07%	0.13%
Efficiency ratio	72.44%	56.88%	65.65%	55.45%
Cash dividend payout ratio on common stock [4]	68.57%	41.82%	41.18%	42.07%
1 The allowance for credit losses on loans to total loans, excluding SBA-guaranteed PPP loans, is considered a meaningful non-GAAP financial measure, as it represents only those loans that were considered in the calculation of the allowance for credit losses on loans. SBA PPP loans at September 30, 2021 and December 31, 2020 totaled $164.8 million and $291.6 million, respectively.
2 Tangible common equity to tangible assets is considered to be a meaningful non-GAAP financial measure of capital adequacy and is useful for investors to assess Bancorp's ability to absorb potential losses. Tangible common equity of $379 million and $324 million at September 30, 2021 and December 31, 2020, respectively, includes common stock, retained earnings and unrealized gains (losses) on available-for sale securities, net of tax, less goodwill and intangible assets. Tangible assets exclude goodwill and intangible assets of $79.8 million and $34.0 million at September 30, 2021 and December 31, 2020, respectively.
3 Tax-equivalent net interest margin is computed by dividing taxable equivalent net interest income, which is adjusted for taxable equivalent income on tax-exempt loans and securities based on Federal statutory rate of 21 percent, by total average interest-earning assets.
4 Calculated as dividends on common shares divided by basic net income per common share.
Page-37

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

	Three months ended			Three months ended
	September 30, 2021			September 30, 2020
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Interest-earning deposits with banks [1]	$456,405	$178	0.15%	$184,883	$50	0.11%
Investment securities [2,3]	845,127	4,249	2.01%	527,077	3,481	2.64%
Loans [1,3,4]	2,189,563	24,229	4.33%	2,117,679	21,957	4.06%
Total interest-earning assets [1]	3,491,095	28,656	3.21%	2,829,639	25,488	3.52%
Cash and non-interest-bearing due from banks	68,680			55,353
Bank premises and equipment, net	6,468			5,412
Interest receivable and other assets, net	177,725			138,938
Total assets	$3,743,968			$3,029,342
Liabilities and Stockholders' Equity
Interest-bearing transaction accounts	$237,883	$41	0.07%	$153,089	$41	0.11%
Savings accounts	293,434	26	0.03%	191,915	17	0.04%
Money market accounts	911,294	417	0.18%	802,585	377	0.19%
Time accounts including CDARS	124,247	44	0.14%	97,465	133	0.54%
Borrowings and other obligations [1,6]	3,010	8	1.09%	113	—	2.51%
Subordinated debenture [1,5]	—	—	—%	2,751	35	4.97%
Total interest-bearing liabilities	1,569,868	536	0.14%	1,247,918	603	0.19%
Demand accounts	1,707,142			1,380,708
Interest payable and other liabilities	46,834			44,486
Stockholders' equity	420,124			356,230
Total liabilities & stockholders' equity	$3,743,968			$3,029,342
Tax-equivalent net interest income/margin [1]		$28,120	3.15%		$24,885	3.44%
Reported net interest income/margin [1]		$27,753	3.11%		$24,566	3.40%
Tax-equivalent net interest rate spread			3.07%			3.33%
Page-38

	Nine months ended			Nine months ended
	September 30, 2021			September 30, 2020
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
(in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Interest-earning deposits with banks [1]	$273,045	$274	0.13%	$152,587	$421	0.36%
Investment securities [2,3]	683,600	11,196	2.18%	544,754	11,632	2.85%
Loans [1,3,4]	2,117,631	66,665	4.15%	1,998,456	64,423	4.24%
Total interest-earning assets [1]	3,074,276	78,135	3.35%	2,695,797	76,476	3.73%
Cash and non-interest-bearing due from banks	53,020			44,665
Bank premises and equipment, net	5,353			5,631
Interest receivable and other assets, net	147,856			130,525
Total assets	$3,280,505			$2,876,618
Liabilities and Stockholders' Equity
Interest-bearing transaction accounts	$193,502	$119	0.08%	$144,784	$146	0.13%
Savings accounts	245,374	66	0.04%	179,288	50	0.04%
Money market accounts	784,313	1,015	0.17%	786,012	1,731	0.29%
Time accounts including CDARS	105,419	221	0.28%	96,237	436	0.61%
Borrowings and other obligations [1,6]	1,047	8	1.10%	208	3	2.14%
Subordinated debenture [1,5]	713	1,361	251.54%	2,733	124	5.96%
Total interest-bearing liabilities	1,330,368	2,790	0.28%	1,209,262	2,490	0.27%
Demand accounts	1,531,564			1,278,265
Interest payable and other liabilities	44,128			40,279
Stockholders' equity	374,445			348,812
Total liabilities & stockholders' equity	$3,280,505			$2,876,618
Tax-equivalent net interest income/margin [1]		$75,345	3.23%		$73,986	3.61%
Reported net interest income/margin [1]		$74,318	3.19%		$73,060	3.56%
Tax-equivalent net interest rate spread			3.07%			3.45%
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

[3] Yields and interest income on tax-exempt securities and loans are presented on a taxable-equivalent basis using the Federal statutory rate of 21 percent in 2021 and 2020.
[4] Average balances on loans outstanding include non-performing loans. The amortized portion of net loan origination fees is included in interest income on loans, representing an adjustment to the yield.

[5] 2021 interest on subordinated debenture included $1.3 million in accelerated discount accretion from the early redemption of our last subordinated debenture on March 15, 2021.
[6] Average balances and rate consider $13.9 million in FHLB borrowings acquired from American River Bank that were redeemed on August 25, 2021.

Analysis of Changes in Net Interest Income

The following table presents the effects of changes in average balances (volume) or changes in average rates on tax-equivalent net interest income for the periods indicated. Volume variances are equal to the increase or decrease in average balances multiplied by prior period rates. Rate variances are equal to the increase or decrease in rates multiplied by prior period average balances. Mix variances are attributable to the change in yields or rates multiplied by the change in average balances, including one more day in the nine months ended September 30,2020.
Page-39

	Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020				Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020
(in thousands)	Volume	Yield/Rate	Mix	Total	Volume	Yield/Rate	Mix	Total
Interest-earning deposits with banks	$73	$22	$33	$128	$332	$(267)	$(212)	$(147)
Investment securities [1]	2,101	(831)	(502)	768	2,965	(2,710)	(691)	(436)
Loans [1]	745	1,477	50	2,272	3,842	(1,279)	(321)	2,242
Total interest-earning assets	2,919	668	(419)	3,168	7,139	(4,256)	(1,224)	1,659
Interest-bearing transaction accounts	24	(16)	(8)	—	49	(57)	(19)	(27)
Savings accounts	10	(1)	—	9	18	—	(2)	16
Money market accounts	51	(11)	—	40	(4)	(710)	(2)	(716)
Time accounts, including CDARS	37	(98)	(28)	(89)	42	(238)	(19)	(215)
Borrowings and other obligations	19	—	(11)	8	14	(2)	(7)	5
Subordinated debenture [2]	(35)	—	—	(35)	(92)	5,108	(3,779)	1,237
Total interest-bearing liabilities	106	(126)	(47)	(67)	27	4,101	(3,828)	300
Changes in tax-equivalent net interest income	$2,813	$794	$(372)	$3,235	$7,112	$(8,357)	$2,604	$1,359
[1] Yields and interest income on tax-exempt securities and loans are presented on a taxable-equivalent basis using the federal statutory rate of 21%.
[2] Nine months ended September 30, 2021 includes $1.3 million in accelerated discount accretion from the early redemption of our last subordinated debenture on March 15, 2021.
Third Quarter of 2021 Compared to Third Quarter of 2020

Net interest income totaled $27.8 million in the third quarter of 2021, compared to $24.6 million in the same quarter a year ago. The $3.2 million increase was primarily due to the addition of ARB interest earning balances, higher yield on acquired ARB loans, and higher income from SBA PPP loans. Increases were partially offset by lower yields on acquired ARB investment securities balances.

The tax-equivalent net interest margin was 3.15% in the third quarter of 2021 compared to 3.44% in the same quarter of last year.  The decrease in tax-equivalent net interest margin was primarily attributed to both $271.5 million increase in low yielding due from banks interest-earning balances and the lower interest rate environment. SBA PPP loans added 13 basis points to the third quarter 2021 net interest margin as compared to a 4 basis points reduction to the net interest margin in the third quarter of 2020 due to higher fee income accretion in the third quarter of 2021 as more PPP loans were forgiven and paid off by the SBA.

First Nine Months of 2021 Compared to First Nine Months of 2020

Net interest income totaled $74.3 million in the first nine months ended September 30, 2021, compared to $73.1 million in the same period a year ago. The $1.3 million increase was primarily attributed to the addition of ARB interest-earning assets and higher income from SBA PPP loans. Increases were partially offset by $1.3 million in accelerated discount accretion on the early redemption of a subordinated debenture in the first quarter of 2021 and lower yielding interest-earning assets. We recognized $6.6 million in SBA PPP fees, net of cost in the first nine months of 2021, compared to $2.8 million in the first nine months a year ago. As of September 30, 2021 $4.2 million PPP fees, net of deferred costs remain outstanding and will be recognized into income in future periods.

The tax-equivalent net interest margin was 3.23% in the first nine months ended June 30, 2021, compared to 3.61% in the same period a year ago.  The decrease was primarily attributed to $1.3 million in accelerated discount accretion from the early redemption of a subordinated debenture in the first quarter of 2021, the lower interest rate environment and higher cash balances, partially offset by higher income from PPP loans. SBA PPP loans added 9 basis points to the first nine months' net interest margin as compared to a 3 basis points reduction to net interest margin in the comparable period in 2020.

Market Interest Rates

Market interest rates are, in part, based on the target federal funds interest rate (the interest rate banks charge each other for short-term borrowings) implemented by the Federal Reserve Open Market Committee ("FOMC").

Page-40

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

The following table shows the provision for credit losses activity for the periods presented.

	Three months ended		Nine months ended
(dollars in thousands)	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Provision for (reversal of) credit losses on loans	$1,800	$1,250	$(2,049)	$5,450

The $1.8 million provision for the three months ended September 30, 2021 was mainly related to purchased ARB loans without credit deterioration. The net provision reversal for the first nine months in 2021 was primarily due to continued improvements in the forecasted California unemployment rates over the next four quarters, partially offset by the provision in the third quarter. Our allowance model is particularly sensitive to current and forecasted California unemployment rates, which decreased to 6.4% at September 30, 2021 from 9.1% at December 31, 2020. The provision for credit losses in 2020 calculated under the incurred loss method (prior to the adoption of the excepted credit loss method on December 31, 2020) was largely due to the uncertainty about the impact of the COVID-19 pandemic on the local and regional economies and our customers at that time.

Loans designated special mention, which are not considered adversely classified, increased year-to-date by $16.6 million to $103.4 million at September 30, 2021 from $86.9 million at December 31, 2020. The increase was largely due to the downgrading from pass to special mention several well-secured commercial real estate loans totaling $41.2 million and one borrowing relationship with three commercial loans totaling $5.4 million, also well collateralized. In addition, we upgraded several borrowing relationships from substandard to special mention totaling $13.2 million because of their improved financial condition and assumed $13.7 million in special mention loans in the Merger. These increases were partially offset by $32.7 million in upgrades to pass due to improved financial condition, $18.8 million in paydowns and payoffs and $5.4 million in downgrades to substandard comprised primarily of one well secured commercial real estate loan.

Classified assets (loans with risk ratings of substandard or doubtful) totaled $19.0 million at September 30, 2021, compared to $25.8 million at December 31, 2020. The $6.8 million decrease was primarily due to the upgrading of $13.2 million in loans mentioned above and paydowns and payoffs totaling $1.9 million. These decreases were primarily offset by the $5.4 million in downgrades mentioned above and $2.3 million in substandard loans assumed in the Merger. Classified loans also included one $118 thousand loan acquired from ARB with a doubtful risk rating as of September 30, 2021, which is well-secured by real estate collateral. There were no loans considered doubtful at December 31, 2020.

The ratio of allowance for credit losses on loans to total loans was 0.97% at September 30, 2021, compared to 1.10% at December 31, 2020. Non-accrual loans totaled $8.4 million, or 0.36% of total loans at September 30, 2021, and remained largely unchanged from $9.2 million, or 0.44% of total loans at December 31, 2020.

For more information, refer to Note 5 to the consolidated financial statements in this Form 10-Q.

Page-41

Non-interest Income

The following table details the components of non-interest income.

	Three months ended		Amount Increase (Decrease	Percent Increase (Decrease)
(dollars in thousands)	September 30, 2021	September 30, 2020
Earnings on bank-owned life insurance, net	1,402	232	1,170	504.3%
Wealth Management and Trust Services	$597	$450	$147	32.7%
Debit card interchange fees	483	383	100	26.1%
Service charges on deposit accounts	464	284	180	63.4%
Dividends on Federal Home Loan Bank stock	179	149	30	20.1%
Merchant interchange fees	129	63	66	104.8%
Gains on sale of investment securities, net	1	—	1	NM
Other income	310	229	81	35.4%
Total non-interest income	$3,565	$1,790	$1,775	99.2%
NM - not meaningful
	Nine months ended		Amount Increase (Decrease	Percent Increase (Decrease)
(dollars in thousands)	September 30, 2021	September 30, 2020
Earnings on bank-owned life insurance, net	1,892	741	1,151	155.3%
Wealth Management and Trust Services	$1,615	$1,375	$240	17.5%
Debit card interchange fees	1,268	1,051	217	20.6%
Service charges on deposit accounts	1,062	1,028	34	3.3%
Dividends on Federal Home Loan Bank stock	505	503	2	0.4%
Merchant interchange fees	247	183	64	35.0%
Gains on sale of investment securities, net	1	915	(914)	(99.9)%
Other income	823	927	(104)	(11.2)%
Total non-interest income	$7,413	$6,723	$690	10.3%

Third Quarter of 2021 Compared to Third Quarter of 2020

Non-interest income increased by $1.8 million in the third quarter of 2021 to $3.6 million, compared to $1.8 million in the same quarter a year ago. The increase was mostly attributed to the collection of $1.1 million in death benefits on bank-owned life insurance ("BOLI") policies and increases in fee income from deposit accounts and debit card interchange activity.

First Nine Months of 2021 Compared to First Nine Months of 2020

Non-interest income increased by $0.7 million in the first nine months of 2021 to $7.4 million, from $6.7 million in the first nine months of 2020. The increase was primarily due to BOLI payments noted above, increases in Wealth Management and Trust Services income generated from new accounts and favorable market performance, and fees from deposit accounts and debit card interchange activity. In March 2020, we implemented temporary waivers for all ATM fees, overdraft fees and early withdrawal penalties for time deposits to help ease the financial burden customers began experiencing due to the pandemic. We reinstituted the fees in May 2021. The increase was partially offset by the absence of gains on investment securities, as $915 thousand in gains were recognized in the comparative period a year ago.

Page-42

Non-interest Expense

The following table details the components of non-interest expense.

	Three months ended		Amount Increase (Decrease)	Percent Increase (Decrease)
(dollars in thousands)	September 30, 2021	September 30, 2020
Salaries and related benefits	$13,127	$8,638	$4,489	52.0%
Occupancy and equipment	1,871	1,776	95	5.3%
Professional services	2,472	655	1,817	277.4%
Data processing	1,613	822	791	96.2%
Depreciation and amortization	431	539	(108)	(20.0)%
Information technology	496	256	240	93.8%
Amortization of core deposit intangible	334	213	121	56.8%
Directors' expense	255	184	71	38.6%
Federal Deposit Insurance Corporation insurance	236	181	55	30.4%
Charitable contributions	4	481	(477)	(99.2)%
Other non-interest expense
Advertising	189	163	26	16.0%
Other expense	1,658	1,082	576	53.2%
Total other non-interest expense	1,847	1,245	602	48.4%
Total non-interest expense	$22,686	$14,990	$7,696	51.3%

	Nine months ended		Amount Increase (Decrease)	Percent Increase (Decrease)
(dollars in thousands)	September 30, 2021	September 30, 2020
Salaries and related benefits	$31,223	$25,979	$5,244	20.2%
Occupancy and equipment	5,373	5,100	273	5.4%
Professional services	4,321	1,749	2,572	147.1%
Data processing	3,252	2,437	815	33.4%
Depreciation and amortization	1,279	1,591	(312)	(19.6)%
Information technology	1,105	758	347	45.8%
Amortization of core deposit intangible	742	639	103	16.1%
Directors' expense	660	533	127	23.8%
Federal Deposit Insurance Corporation insurance	597	299	298	99.7%
Charitable contributions	497	921	(424)	(46.0)%
Other non-interest expense
Advertising	603	572	31	5.4%
Other expense	4,002	3,660	342	9.3%
Total other non-interest expense	4,605	4,232	373	8.8%
Total non-interest expense	$53,654	$44,238	$9,416	21.3%

Third Quarter of 2021 Compared to Third Quarter of 2020

Non-interest expense increased by $7.7 million to $22.7 million in the third quarter of 2021, compared to $15.0 million in the same period a year ago. The increase was primarily due to a $5.1 million increase in merger-related one-time and conversion costs (mostly related to professional services, data processing contract termination, and personnel costs), salaries and benefits for retained ARB employees and other ARB-related operating expenses incurred since the merger date. The increase was partially offset by a $477 thousand decrease in charitable contributions as the bank has transitioned to a more defined contributions disbursement schedule with funding occurring in the second and fourth quarters, and large pandemic-related contributions in 2020.

First Nine Months of 2021 Compared to First Nine Months of 2020

Non-interest expense increased by $9.4 million to $53.7 million in the first nine months of 2021, compared to $44.2 million in the first nine months of 2020. Higher salaries and related benefits of $5.2 million included $2.7 million in personnel costs related to the Merger. The increase in salaries and benefits was also attributed to fewer deferred
Page-43

SBA PPP loan origination costs. Professional services increased by $2.6 million and data processing expenses increased by $815 thousand, mainly due to merger-related expenses. In addition, FDIC deposit insurance expenses were $298 thousand higher. Charitable contributions were lower than 2020 for the reasons mentioned above.

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

The provision for income taxes for the third quarter of 2021 totaled $1.6 million at an effective tax rate of 22.7%, compared to $2.4 million at an effective tax rate of 24.1% in the same quarter last year. The provision for income taxes for the first nine months of 2021 totaled $7.8 million at an effective tax rate of 24.9%, compared to $7.4 million at an effective tax rate of 25.0% for the first nine months of 2020. The decrease in the provision reflected lower pre-tax income for the third quarter of 2021 compared to the same quarter a year ago. The 140 basis point decrease in the effective tax rate in the third quarter of 2021 as compared to the same quarter a year ago was primarily due to higher BOLI and tax exempt loan and investment securities interest income from the ARB acquisition, partially offset by the non-deductible merger expenses incurred in the third quarter of 2021.

We file a consolidated return in the U.S. Federal tax jurisdiction and a combined return in the State of California tax jurisdiction. There were no ongoing federal or state income tax examinations at the issuance of this report. At September 30, 2021, neither the Bank nor Bancorp had accruals for interest nor penalties related to unrecognized tax benefits.

FINANCIAL CONDITION SUMMARY

At September 30, 2021, assets totaled $4.261 billion, an increase of $1.349 billion, from $2.912 billion at December 31, 2020, mainly due to the acquisition of ARB in August 2021, which added approximately $898.4 million in assets, as well as increases in deposit inflows as discussed below. For additional information on the merger, refer to Note 10, Merger, in this Form 10-Q.
Cash, Cash Equivalents and Restricted Cash

Total cash, cash equivalents and restricted cash were $584.7 million at September 30, 2021, compared to $200.3 million at December 31, 2020. The increase was mainly due to the acquisition of ARB, SBA PPP loan forgiveness and an increase in deposits. Cash and cash equivalents do not include $179.9 million and $173.4 million in temporary one-way sale transfers of deposits to third-party deposit networks as part of our liquidity management at September 30, 2021 and December 31, 2020, respectively.

Investment Securities

The investment securities portfolio totaled $1.160 billion at September 30, 2021, an increase of $658.4 million from December 31, 2020. The increase was primarily due to purchases of $508.6 million to deploy excess cash into interest earning assets in a more favorable interest rate environment in 2021, and securities of $297.8 million acquired from ARB, partially offset by paydowns, calls and maturities of $132.5 million. Additionally, the fair value of available-for-sale securities decreased $8.6 million as a result of the higher interest rate environment in the first nine months of 2021. Security sales in the first nine months of 2021 totaled $4.1 million. See Note 4, Investment Securities, for additional information.

The following table summarizes our investment in obligations of state and political subdivisions at September 30, 2021 and December 31, 2020.
Page-44

	September 30, 2021			December 31, 2020
(dollars in thousands)	Amortized Cost	Fair Value	% of Total State and Political Subdivisions	Amortized Cost	Fair Value	% of Total State and Political Subdivisions
Within California:
General obligation bonds	$14,975	$15,180	9.7%	$3,327	$3,565	3.1%
Revenue bonds	5,478	5,526	3.6	2,352	2,448	2.2
Tax allocation bonds	1,614	1,624	1.0	2,832	2,876	2.7
Total within California	22,067	22,330	14.3	8,511	8,889	8.0
Outside California:
General obligation bonds	109,463	113,444	70.9	78,299	82,100	73.5
Revenue bonds	22,867	23,962	14.8	19,744	21,351	18.5
Total outside California	132,330	137,406	85.7	98,043	103,451	92.0
Total obligations of state and political subdivisions	$154,397	$159,736	100.0%	$106,554	$112,340	100.0%

The portion of the portfolio outside the state of California is distributed among fourteen states. Of the total investment in obligations of state and political subdivisions, the largest concentrations outside of California are in Texas (39.7%), Washington (18.8%) and Maryland (4.4%). Our investment in obligations issued by municipal issuers in Texas are either guaranteed by the AAA-rated Texas Permanent School Fund ("PSF") or backed by revenue sources from essential services (such as utilities and transportation). We have $6.0 million in obligations of Texas school district issuers having high concentrations in oil and gas industry taxpayers and all of them have credit guarantees from PSF. We have little or no exposure to municipal sectors such as health care that are most vulnerable to credit risks posed by the COVID-19 pandemic.

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

Loans

During the first nine months of 2021, loans increased by $228.5 million and totaled $2.317 billion at September 30, 2021, primarily due to $419.4 million in loans from the acquisition of ARB on August 6,2021. New non-PPP related loan originations totaled $101.7 million in the first nine months of 2021. Non-PPP loan payoffs totaled $145.3 million during the first nine months of 2021. Loan payoffs in the third quarter of 2021 consisted largely of commercial borrower cash paydowns as part of ongoing deleveraging, real estate asset sales and third-party refinancing. A significant portion of the commercial third-party refinancing was attributable to price or structural elements outside the bank's desired credit profile.

As of September 30, 2021, there were 871 PPP loans outstanding totaling $164.8 million (net of $4.2 million in unrecognized fees and costs), including 31 loans totaling $9.6 million acquired from ARB. Of the 2,876 PPP loans totaling $444.1 million funded by Bank of Marin, 2,036 loans for $284.7 million have been forgiven and paid off. Of the remaining PPP loans, 580 loans or $25.5 million are less than or equal to $150 thousand and have access to streamlined forgiveness.

As of September 30, 2021, 2 borrowing relationships with 5 loans totaling $23.6 million were continuing to benefit from payment relief. We monitor the financial situation of these clients closely and expect the majority to resume payments as the economy continues to recover.

Page-45

Liabilities

During the first nine months of 2021, total liabilities increased by $1.248 billion to $3.803 billion. Deposits increased $1.223 billion in the first nine months of 2021, primarily driven by the acquisition of ARB and normal fluctuations in some of our larger commercial accounts. Non-interest bearing deposits increased $482.9 million in the first nine months of 2021 to $1.838 billion, and represented 49.3% of total deposits at September 30, 2021, compared to 54.1% at December 31, 2020. The decrease in this ratio was primarily due to an increase in interest-bearing deposits for a large existing customer and a lower ratio of non-interest bearing deposits from the ARB acquisition. The cost of average deposits was 0.06% in the third quarter and 0.07% in the first nine months of 2021, respectively, a decrease of 2 basis points and 6 basis points from the equivalent periods a year ago.

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

Management reviews capital ratios on a regular basis to ensure that capital exceeds the prescribed regulatory minimums and is adequate to meet our anticipated future needs.  For all periods presented, the Bank’s ratios exceed the regulatory definition of “well capitalized” under the regulatory framework for prompt corrective action and Bancorp’s ratios exceed the required minimum ratios to be considered a well-capitalized bank holding company. In addition, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action as of September 30, 2021. There are no conditions or events since that notification that management believes have changed the Bank’s categories and we expect the Bank to remain well capitalized for prompt corrective action purposes.

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

The Bancorp’s and Bank’s capital adequacy ratios as of September 30, 2021 and December 31, 2020 are presented in the following tables. The decrease in capital ratios as of September 30, 2021 from December 31, 2020 was largely attributable to shares repurchased totaling $35.2 million during the first nine months of 2021. Tier 1 Capital to average assets was also reduced by an increase in cash driven by deposit growth over and above that attributable to the Merger. In addition, as of December 31, 2020, Bancorp's Tier 1 capital included a subordinated debenture, which was not included at the Bank level. On March 15, 2021, Bancorp redeemed in full our last subordinated debenture due to NorCal Community Bancorp Trust II. Partially offsetting those factors, the Merger served to increase capital ratios as the proportion of risk-weighted assets to total assets was lower for ARB, and the full effect of the Merger will not reflect in average assets until the fourth quarter.
Page-46

Capital Ratios for Bancorp (dollars in thousands)	Actual Ratio		Adequately Capitalized Threshold			Ratio to be a Well Capitalized Bank Holding Company
September 30, 2021	Amount	Ratio	Amount		Ratio	Amount		Ratio
Total Capital (to risk-weighted assets)	$395,223	14.97%	≥ $	277,278	≥ 10.50%	≥ $	264,074	≥ 10.00%
Tier 1 Capital (to risk-weighted assets)	$372,293	14.10%	≥ $	224,463	≥ 8.50%	≥ $	211,259	≥ 8.00%
Tier 1 Capital (to average assets)	$372,293	10.20%	≥ $	145,976	≥ 4.00%	≥ $	182,470	≥ 5.00%
Common Equity Tier 1 (to risk-weighted assets)	$372,293	14.10%	≥ $	184,852	≥ 7.00%	≥ $	171,648	≥ 6.50%
December 31, 2020
Total Capital (to risk-weighted assets)	$339,544	16.03%	≥ $	222,393	≥ 10.50%	≥ $	211,802	≥ 10.00%
Tier 1 Capital (to risk-weighted assets)	$313,891	14.82%	≥ $	180,032	≥ 8.50%	≥ $	169,442	≥ 8.00%
Tier 1 Capital (to average assets)	$313,891	10.80%	≥ $	116,224	≥ 4.00%	≥ $	145,280	≥ 5.00%
Common Equity Tier 1 (to risk-weighted assets)	$311,114	14.69%	≥ $	148,262	≥ 7.00%	≥ $	137,672	≥ 6.50%

Capital Ratios for the Bank (dollars in thousands)	Actual Ratio		Adequately Capitalized Threshold			Ratio to be Well Capitalized under Prompt Corrective Action Provisions
September 30, 2021	Amount	Ratio	Amount		Ratio	Amount		Ratio
Total Capital (to risk-weighted assets)	$378,753	14.35%	≥ $	277,156	≥ 10.50%	≥ $	263,958	≥ 10.00%
Tier 1 Capital (to risk-weighted assets)	$355,823	13.48%	≥ $	224,364	≥ 8.50%	≥ $	211,166	≥ 8.00%
Tier 1 Capital (to average assets)	$355,823	9.75%	≥ $	145,959	≥ 4.00%	≥ $	182,449	≥ 5.00%
Common Equity Tier 1 (to risk-weighted assets)	$355,823	13.48%	≥ $	184,770	≥ 7.00%	≥ $	171,572	≥ 6.50%
December 31, 2020
Total Capital (to risk-weighted assets)	$334,686	15.80%	≥ $	222,391	≥ 10.50%	≥ $	211,801	≥ 10.00%
Tier 1 Capital (to risk-weighted assets)	$309,033	14.59%	≥ $	180,031	≥ 8.50%	≥ $	169,441	≥ 8.00%
Tier 1 Capital (to average assets)	$309,033	10.64%	≥ $	116,224	≥ 4.00%	≥ $	145,280	≥ 5.00%
Common Equity Tier 1 (to risk-weighted assets)	$309,033	14.59%	≥ $	148,261	≥ 7.00%	≥ $	137,671	≥ 6.50%

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

Page-47

The most significant source of liquidity during 2021 was an increase in deposits of $433.4 million. The increase was primarily due to SBA PPP loan forgiveness and other increases in customer deposits. Proceeds from loans collected net of loan originations was $193.3 million. Proceeds from principal paydowns and maturities of securities totaled $136.6 million, and $32.3 million in net cash was provided by operating activities.

Significant uses of liquidity during 2021 were $488.6 million in investment securities purchased, $35.5 million in common stock repurchases, $9.2 million in cash dividends paid on common stock to our shareholders, and $4.1 million in repayment of a subordinated debenture. Refer to the Consolidated Statement of Cash Flows in this Form 10-Q for additional information on our sources and uses of liquidity. Management anticipates that our current strong liquidity position and core deposit base are adequate to fund our operations.

Undrawn credit commitments, as discussed in Note 8 to the Consolidated Financial Statements in this Form 10-Q, totaled $602.6 million at September 30, 2021. We expect to fund these commitments to the extent utilized primarily through the repayment of existing loans, deposit growth and liquid assets. Over the next twelve months, $99.0 million of time deposits will mature. We expect to replace these funds with new deposits. Our emphasis on local deposits, combined with our liquid investment portfolio, provides a very stable funding base.

Since Bancorp is a holding company and does not conduct regular banking operations, its primary sources of liquidity are dividends from the Bank. Under the California Financial Code, payment of a dividend from the Bank to Bancorp without advance regulatory approval is restricted to the lesser of the Bank’s retained earnings or the amount of the Bank’s net profits from the previous three fiscal years less the amount of dividends paid during that period. The primary uses of funds for Bancorp are shareholder dividends and ordinary operating expenses.  Bancorp held $16.2 million of cash at September 30, 2021, which is sufficient to cover Bancorp's operational needs and cash dividends to shareholders through 2022. Management anticipates that there will be sufficient earnings at the Bank to provide dividends to Bancorp to meet its funding requirements for the foreseeable future.

ITEM 3.     Quantitative and Qualitative Disclosure about Market Risk

Market risk is defined as the risk of loss arising from an adverse change in the market value (or prices) of financial instruments. A significant component of market risk is interest rate risk, which is inherent in our lending, investment, borrowing and deposit gathering activities. The Bank manages interest rate sensitivity to minimize the exposure of our net interest margin, earnings, and capital to changes in interest rates. Interest rate changes can create fluctuations in the net interest margin due to an imbalance in the timing of repricing or maturity of assets or liabilities.

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

ALCO and the Board of Directors review our exposure to interest rate risk at least quarterly. We use simulation models to measure interest rate risk and to evaluate strategies to improve profitability. A simplified static statement of condition is prepared on a quarterly basis as a starting point, using instrument level data of our actual loans, investments, borrowings and deposits as inputs. If potential changes to net equity value and net interest income resulting from hypothetical interest rate changes are not within the limits established by the Board of Directors, management may adjust the asset and liability mix to bring the risk position within approved limits or take other actions. At September 30, 2021, interest rate risk was within policy guidelines established by ALCO and the Board. One set of interest rates modeled and evaluated against flat interest rates is a series of immediate parallel shifts in the yield curve. These are provided in the following table as an example rather than an expectation of likely interest rate movements.
Page-48

Immediate Changes in Interest Rates (in basis points)	Estimated Change in Net Interest Income in Year 1, as percent of Net Interest Income	Estimated Change in Net Interest Income in Year 2, as percent of Net Interest Income
up 400	11.7%	28.1%
up 300	8.9%	21.4%
up 200	6.0%	14.4%
up 100	2.8%	6.9%
down 100	(2.6)%	(4.2)%

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

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2021, we completed the merger with American River Bankshares and we continue to integrate and incorporate their business processes and systems into our internal control over financial reporting. Other than the interim effects of the Merger, there were no significant changes that materially affected, or are reasonably likely to affect, our internal control over financial reporting. The term internal control over financial reporting, as defined by Rule 15d-15(f) of the Act, is a process designed by, or under the supervision of, the issuer's principal executive and principal financial officers, or persons performing similar functions, and effected by the issuer's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

PART II       OTHER INFORMATION

ITEM 1         Legal Proceedings
Page-49

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

Issuer Purchases of Equity Securities

On July 16, 2021, Bancorp Board of Directors approved a share repurchase program under which Bancorp could repurchase up to $25.0 million of its outstanding common stock through July 31, 2023. During the three months ended September 30, 2021, Bancorp repurchased 445,735 shares at an average price of $35.64 per share for a total cost of $15.9 million. Approximately $9.1 million remained available for repurchases as of September 30, 2021. On October 22, 2021, Bancorp's Board of Directors approved an amendment to the current share repurchase program, which increased the total authorization from $25.0 million to $57.0 million and left the expiration date unchanged. The following table reflects repurchases under this share repurchase program for the periods presented.

(in thousands, except per share data)	Total Number of Shares Purchased	Average Price Paid per Share [1]	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value That May yet Be Purchased Under the Program

Period
July 1-31, 2021	37,182	$32.99	37,182	$23,772
August 1-31, 2021	159,360	35.98	159,360	$18,031
September 1-30, 2021	249,193	35.81	249,193	$9,098
Total	445,735	$35.64	445,735
[1] Average price paid per share excludes commission.

ITEM 3       Defaults upon Senior Securities
None.

ITEM 4      Mine Safety Disclosures
Not applicable.

ITEM 5      Other Information
None.
Page-50

ITEM 6       Exhibits

The following exhibits are filed as part of this report or hereby incorporated by references to filings previously made with the SEC.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
2.01	Agreement to Merge and Plan of Reorganization, dated April 16, 2021 by and among Bank of Marin Bancorp and American River Bankshares	8-K	001-33572	2.1	April 19, 2021
3.01	Articles of Incorporation, as amended	S-4	333-257025	3.01	June 11, 2021
3.02	Bylaws, as amended	S-4	333-257025	3.02	June 11, 2021
4.01	Rights Agreement, dated July 6, 2017	8-A12B	001-33572	4.1	July 7, 2017
4.02	Description of Capital Stock	10-K	001-33572	4.02	March 13, 2020
10.01	Employee Stock Ownership Plan	S-8	333-218274	4.1	May 26, 2017
10.02	2017 Employee Stock Purchase Plan	S-8	333-221219	4.1	October 30, 2017
10.03	2017 Equity Plan, as amended	S-8	333-227840	4.1	October 15, 2018
10.04	2020 Director Stock Plan	S-8	333-239555	4.1	June 30, 2020
10.05	Form of Indemnification Agreement for Directors and Executive Officers, dated August 9, 2007	10-Q	001-33572	10.06	November 7, 2007
10.06	Form of Employment Agreement, dated January 23, 2009	8-K	001-33572	10.1	January 26, 2009
10.07	2010 Annual Individual Incentive Compensation Plan, revised 2019	10-K	001-33572	10.07	March 15, 2021
10.08	Salary Continuation Agreement for executive officer Russell Colombo, Chief Executive Officer, dated January 1, 2011	8-K	001-33572	10.1	January 6, 2011
10.09	Salary Continuation Agreement for executive officer Tani Girton, Chief Financial Officer, dated October 18, 2013	8-K	001-33572	10.2	November 4, 2014
10.10	Salary Continuation Agreement for executive officer Elizabeth Reizman, Chief Credit Officer, dated July 20, 2014	8-K	001-33572	10.3	November 4, 2014
10.11	2007 Form of Change in Control Agreement	8-K	001-33572	10.1	October 31, 2007
10.12	Salary Continuation Agreement for executive officer Timothy Myers, President and Chief Operating Officer, dated January 1, 2016	10-Q	001-33572	10.12	November 6, 2020
10.13	Director Deferred Fee Plan, dated December 17, 2020	10-K	001-33572	10.13	March 15, 2021
10.14	Employment Agreement with Timothy Myers, dated September 23, 2021	8-K	001-33572	10.1	September 24, 2021
31.01	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					Filed
31.02	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					Filed
32.01	Certification pursuant to 18 U.S.C. §1350 as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002					Filed
101.INS	Inline XBRL Instance Document					Filed
101.SCH	Inline XBRL Taxonomy Extension Schema Document					Filed
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					Filed
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					Filed
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					Filed
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					Filed
Page-51

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bank of Marin Bancorp
(registrant)

November 9, 2021	/s/ Timothy D. Myers
Date	Timothy D. Myers
President and Chief Executive Officer
(Principal Executive Officer)

November 9, 2021	/s/ Tani Girton
Date	Tani Girton
Executive Vice President &
Chief Financial Officer
(Principal Financial Officer)

November 9, 2021	/s/ David A. Merck
Date	David A. Merck
Vice President &
Financial Reporting Manager
(Principal Accounting Officer)

Page-52