Form 10-K
period 2021-12-31
Bank of Marin Bancorp
filed 2022-03-15
CIK 1403475

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

(Mark One)
 ☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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
Yes   ☐         No  ☒

As of June 30, 2021, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the voting common equity held by non-affiliates, based upon the closing price per share of the registrant's common stock as reported by the Nasdaq, was approximately $390 million. For the purpose of this response, directors and certain officers of the Registrant are considered affiliates at that date.

As of February 28, 2022, there were 15,939,659 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on May 10, 2022 are incorporated by reference into Part III.

TABLE OF CONTENTS

PART I		Page-4
Forward-Looking Statements		Page-4
ITEM 1.	BUSINESS	Page-4
ITEM 1A.	RISK FACTORS	Page-12
ITEM 1B.	UNRESOLVED STAFF COMMENTS	Page-20
ITEM 2.	PROPERTIES	Page-20
ITEM 3.	LEGAL PROCEEDINGS	Page-20
ITEM 4.	MINE SAFETY DISCLOSURES	Page-20
PART II		Page-21
ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	Page-21
ITEM 6.	[RESERVED]	Page-23
ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	Page-23
	Forward-Looking Statements	Page-23
	Critical Accounting Estimates	Page-23
RESULTS OF OPERATIONS
	Financial Highlights	Page-26
	Executive Summary	Page-27
	Net Interest Income	Page-29
	Provision for Credit Losses	Page-31
	Non-Interest Income	Page-31
	Non-Interest Expense	Page-32
	Provision for Income Taxes	Page-33
	FINANCIAL CONDITION	Page-33
	Investment Securities	Page-33
	Loans	Page-36
	Allowance for Credit Losses	Page-39
	Other Assets	Page-42
	Deposits	Page-42
	Borrowings	Page-43
	Deferred Compensation Obligations	Page-43
	Capital Adequacy	Page-44
	Liquidity and Capital Resources	Page-44
ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	Page-45
ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Page-46
	Report of Independent Registered Public Accounting Firm	Page-47
	Management's Report on Internal Control over Financial Reporting	Page-50
	Consolidated Statements of Condition	Page-51
	Consolidated Statements of Comprehensive Income	Page-52
	Consolidated Statements of Changes in Stockholders' Equity	Page-53
	Consolidated Statements of Cash Flows	Page-54
	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Page-55
	Note 1: Summary of Significant Accounting Policies	Page-55
	Note 2: Investment Securities	Page-67
	Note 3: Loans and Allowance for Credit Losses	Page-72

PART I

Forward-Looking Statements

This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the "1933 Act") and Section 21E of the Securities Exchange Act of 1934, as amended, (the "1934 Act"). Those sections of the 1933 Act and 1934 Act provide a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about their financial performance so long as they provide meaningful, cautionary statements identifying important factors that could cause actual results to differ significantly from projected results.

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

Forward-looking statements are based on management's current expectations regarding economic, legislative, and regulatory issues that may affect our earnings in future periods. A number of factors, many of which are beyond management’s control, could cause future results to vary materially from current management expectations. Such factors include, but are not limited to, general economic conditions and the economic uncertainty in the United States and abroad, including changes in interest rates, California's unemployment rate, deposit flows, real estate values, and expected future cash flows on loans and securities; costs or effects of acquisitions; competition; changes in accounting principles, policies or guidelines; changes in legislation or regulation (including the Coronavirus Aid, Relief and Economic Security Act of 2020, as amended, and the Economic Aid to Hard-Hit Small Businesses, Nonprofits and Venues Act of 2020); our borrowers’ actual payment performance as loan deferrals related to the COVID-19 pandemic expire, including the potential adverse impact of loan modifications and payment deferrals implemented consistent with recent regulatory guidance; natural disasters (such as wildfires and earthquakes in our area); adverse weather conditions; interruptions of utility service in our markets for sustained periods; and other economic, competitive, governmental, regulatory and technological factors (including external fraud and cybersecurity threats) affecting our operations, pricing, products and services; and successful integration of acquisitions.

Important factors that could cause results or performance to materially differ from those expressed in our prior forward-looking statements are detailed in ITEM 1A, Risk Factors section of this report. Forward-looking statements speak only as of the date they are made. We do not undertake to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made or to reflect the occurrence of unanticipated events.

ITEM 1.        BUSINESS

Bank of Marin (the “Bank”) was incorporated in August 1989, received its charter from the California Superintendent of Banks (now the Department of Financial Protection and Innovation or "DFPI") and commenced operations in January 1990. The Bank is an insured bank by the Federal Deposit Insurance Corporation (“FDIC”). Bank of Marin Bancorp ("Bancorp") was formed in 2007 and the Bank became its sole subsidiary when each share of Bank common stock was exchanged for one share of Bancorp common stock. Bancorp is listed on the Nasdaq Stock Market under the symbol BMRC. Upon formation of the holding company, Bancorp became subject to regulation under the Bank Holding Company Act of 1956, as amended, and reporting and examination requirements by the Board of Governors of the Federal Reserve System ("Federal Reserve"). Bancorp files periodic reports and proxy statements with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended.

References in this report to “Bancorp” mean Bank of Marin Bancorp, parent holding company for the Bank. References to “we,” “our,” “us” mean the holding company and the Bank that are consolidated for financial reporting purposes.

Virtually all of our business is conducted through Bancorp's subsidiary, Bank of Marin, which is headquartered in Novato, California. In addition to our headquarters, we operate 31 retail branches and 8 commercial banking offices across 10 counties - Alameda, Amador, Contra Costa, Marin, Napa, Placer, Sacramento, San Francisco, San Mateo and Sonoma counties, with a strong emphasis on supporting the local communities. Our customer base is made up of business, not-for-profit and personal banking relationships from the communities within our Northern California footprint. Our business banking focus is on small to medium-sized businesses, professionals and not-for-profit organizations.
We offer a broad range of commercial and retail deposit and lending programs designed to meet the needs of our target markets. Our lending categories include commercial real estate loans, commercial and industrial loans (including small business loans), construction financing, consumer loans, and home equity lines of credit. Through third-party vendors, we offer merchant and payroll services, a commercial equipment leasing program and consumer credit cards. Other products and services include Apple Pay®, Samsung Pay®, Google Pay®, Zelle®, Positive Pay (fraud detection tool), and solutions for clients with cash management needs such as Cash Vault and SafePoint®.

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

We offer Wealth Management and Trust Services (“WMTS”), which include customized investment portfolio management, financial planning, trust administration, estate settlement and custody services. We also offer 401(k) plan services to small and medium-sized businesses through a third-party vendor.

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

Market Area

Our primary market area consists of Alameda, Amador, Contra Costa, Marin, Napa, Placer, Sacramento, San Francisco, San Mateo and Sonoma counties. Our customer base is primarily made up of business, not-for-profit and personal banking relationships within these market areas. As of December 31, 2021, the majority of our deposits were in Marin, Sacramento and southern Sonoma counties, and approximately 60% of our deposits were from businesses and 40% from individuals.

As discussed in Note 18 to the Consolidated Financial Statements in ITEM 8 of this report, in August 2021, we expanded our presence in Amador, Placer, Sacramento and Sonoma counties through the acquisition of American River Bankshares and its subsidiary American River Bank. This resulted in the addition of $898.4 million of assets and the assumption of $816.6 million of liabilities as of the August 6, 2021 merger date, as well as the addition of 10 branch offices.

Competition

The banking business in California generally, and in our market area specifically, is highly competitive with respect to attracting both loan and deposit relationships. The increasingly competitive environment is affected by changes in regulation, interest rates, technology and product delivery systems, and consolidation among financial service providers. The banking industry is seeing strong competition for quality loans, with larger banks expanding their activities to attract businesses that are traditionally community bank customers. In all of our ten counties, we have significant competition from nationwide banks with much larger branch networks and greater financial resources, as well as credit unions and other local and regional banks. Nationwide banks have the competitive advantages of developing data analytics and artificial intelligence tools and other technological platforms. Large commercial banks also have substantially greater lending limits and the ability to offer certain services which are not offered directly by us. Other competitors for depositors' funds are money market mutual funds and non-bank financial institutions such as brokerage firms and insurance companies.

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

In Marin County, we have the fourth largest market share of total deposits at 10.5%, based upon FDIC deposit market share data as of June 30, 20211 (most recent data available). A significant driver of our franchise value is the growth and stability of our deposits, a low-cost funding source for our loan portfolio.

Human Capital Resources

At December 31, 2021, we employed 328 full-time equivalent staff. The actual number of employees, including part-time employees, at year-end 2021 included seven executive officers, 144 other corporate officers and 190 staff. None of our employees are presently represented by a union or covered by a collective bargaining agreement.

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

1 Source: S&P Global Market Intelligence of New York, New York

COVID-19 Pandemic-Related Response

Since the onset of the pandemic and national emergency, we have taken actions to ensure the health and safety of employees and customers. To protect the health of everyone, we have implemented COVID-19 safety protocols and continue to actively monitor federal, state and local guidelines and information related to COVID-19 to ensure the safety of our employees and customers. No employees have been laid off and no employees have had their pay reduced.

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

Community Reinvestment Act

Congress enacted the Community Reinvestment Act (“CRA”) in 1977 to encourage financial institutions to meet the credit needs of the communities in which they are located. All banks and thrifts have a continuing and affirmative obligation, consistent with safe and sound operations, to help meet the credit needs of their entire communities, including low and moderate income neighborhoods. Regulatory agencies rate each bank's performance in assessing and meeting these credit needs. The Bank is committed to serving the credit needs of the communities in which we do business, and it is our policy to respond to all creditworthy segments of our market. As part of its CRA commitment, the Bank maintains strong philanthropic ties to the community. We invest in affordable housing projects that help economically disadvantaged individuals and residents of low- and moderate-income census tracts, in each case consistent with our long-established prudent underwriting practices. We also donate to, invest in and volunteer with organizations that serve the communities in which we do business, especially low- and moderate-income individuals. These organizations offer educational and health programs to economically disadvantaged students and families, community development services and affordable housing programs. We offer CRA reportable small business, small farm and community development loans within our assessment areas. The CRA requires a depository institution's primary federal regulator, in connection with its examination of the institution, to assess the institution's record in meeting CRA requirements. The regulatory agency's assessment of the institution's record is made available to the public. This record is taken into consideration when the institution establishes a new branch that accepts deposits, relocates an office, applies to merge or consolidate, or expands into other activities. The FDIC assigned a “Satisfactory” rating to Bank of Marin's CRA performance examination based on their most recent examination completed in January 2021, which was performed under the large bank requirements.

In December 2019, the FDIC and the OCC announced a proposal to modernize the agencies’ regulations under the CRA that have not been substantively updated for nearly 25 years. In order to increase transparency for CRA exams, the proposal clarifies what qualifies for credit under the CRA, enabling banks and their partners to better implement lending and deposit activities that can benefit communities. The proposal also updates the definition of a small business loan and creates an additional definition of “assessment area” tied to where deposits are located, in part to address changes that have occurred due to the rise in digital banking, ensuring that banks continue to provide loans and other services to low- and moderate-income individuals and businesses in their communities. Although the proposed rule was never finalized by the FDIC, it is expected that there will be interagency efforts to update and finalize a rule soon.

Anti-Money-Laundering Regulations

A series of banking laws and regulations beginning with the Bank Secrecy Act in 1970 requires banks to prevent, detect, and report illicit or illegal financial activities to the federal government to prevent money laundering, international drug trafficking, and terrorism. Under the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, financial institutions are subject to prohibitions against specified financial transactions and account relationships, requirements regarding the Customer Identification Program, as well as enhanced due diligence and “know your customer” standards in their dealings with high risk customers, foreign financial institutions, and foreign individuals and entities. In 2016, Customer Due Diligence Rules under the Bank Secrecy Act clarified and strengthened customer due diligence requirements. These rules contained explicit customer due diligence requirements, which included a new requirement to identify and verify the identity of beneficial owners of legal entity customers. In 2020, the Anti-Money Laundering Act ("AMLA 2020") became law. Among its many provisions, AMLA 2020 provides for: 1) expanded whistleblower rewards and protections; 2) the establishment of a beneficial ownership registration database that will be implemented by the Financial Crimes Enforcement Network ("FinCEN"); and 3) new Bank Secrecy Act violations and enhanced penalties for repeat and egregious violators.

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

On November 23, 2021, the federal banking agencies issued a final rule requiring banking organizations that experience a computer-security incident to notify their primary Federal regulator of the occurrence of an event that rises to the level of a “notification incident.” Generally, a notification incident occurs when a banking organization has suffered a computer-security incident that has a reasonable likelihood of materially disrupting or degrading the banking organization or its operations. The rule requires an affected banking organization to notify its primary Federal regulator as soon as possible and no later than 36 hours after the banking organization has determined that a notification incident has occurred. The rule also requires bank service providers to notify each affected banking organization if that bank service provider experiences a computer-security incident that has caused, or is reasonably likely to cause, a material service disruption or degradation for four or more hours. The rule becomes effective on April 1, 2022, with a compliance date of May 1, 2022.

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

Capital Requirements

The Federal Deposit Insurance Act, as amended (“FDIA”), requires federal banking agencies to take prompt corrective action (“PCA”) with respect to depository institutions that do not meet minimum capital requirements. The FDIA includes the following five capital tiers: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” A depository institution’s capital tier will depend upon how its capital levels compare with various relevant capital measures and certain other factors, as established by regulation. Bancorp's ratios exceed the required minimum ratios for capital adequacy purposes and the Bank meets the definition for "well capitalized." Undercapitalized depository institutions may be subject to significant restrictions. Banks that are categorized as "critically undercapitalized" are subject to dividend and other restrictions.
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

ITEM 1A.      RISK FACTORS

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

Strategic, Financial, and Reputational Risks

Our Business, Results of Operations, and Financial Condition Have Been Adversely Affected by the Ongoing COVID-19 Pandemic

The COVID-19 pandemic has caused significant economic and business disruptions. The extent to which the pandemic impacts our business, results of operations and financial condition depends on future developments, which are uncertain and are difficult to predict and measure, including, but not limited to, the duration and spread of new variants, actions to contain the virus including the timely deployment of effective vaccination and other government-initiated actions or mandates, and how quickly and to what extent normal economic and operating conditions resume, particularly in California. As a result, we are subject to the following risks, which could have a material effect on our business, financial condition, results of operations, capital position and liquidity:
•The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains, created significant volatility and disrupted financial markets and equity market valuations. These factors could lead to increases in loan delinquencies, problem assets and foreclosures, and closures of businesses, which may increase loan losses.
•Commercial real estate ("CRE") loan demand and credit risk could be adversely affected longer-term by the pandemic due to structural changes relating to remote work trends, continued migration of the workforce outside of metropolitan areas, and business closures. These trends could increase vacancy rates and reduce commercial real estate values.
•Demand for our products and services, including deposits, may decline making it increasingly difficult to grow assets and income.
•The low interest rate environment in 2020 and 2021 has resulted in decreases in yields on our interest-earning assets that exceed the decline in our cost of interest-bearing liabilities and has compressed our net interest margin.
•Our business operations may be disrupted if significant portions of our workforce are unable to work effectively because of illness, quarantines, government actions, and other restrictions in connection with the pandemic.
•Our borrowers' payment performance may be worse than anticipated, as pandemic-related payment deferrals expire. While approximately 94% of our payment relief loans have resumed normal payments, we have no assurance that these borrowers will not require additional payment relief in the future due to the continued impact of the pandemic.

Growth Strategy or Potential Mergers and Acquisitions May Produce Unfavorable Outcomes

We seek to expand our franchise safely and consistently. A successful growth strategy requires us to manage multiple aspects of the business simultaneously, such as following adequate loan underwriting standards, balancing loan and deposit growth without compressing our net interest margin, managing interest rate risk, maintaining sufficient capital, and recruiting, training and retaining qualified professionals. Our strategic plan also includes merger and acquisition opportunities, such as the 2021 merger with American River Bankshares, that either enhance our market presence or have potential for improved profitability through financial management, economies of scale or expanded services. We may incur significant acquisition related expenses either during the due diligence phase of acquisition targets or during integration of the acquirees. These expenses have and may continue to negatively impact our earnings prior to realizing the benefits of acquisitions. We may also be exposed to difficulties in combining the operations of acquired institutions into our own operations, which may prevent us from achieving the expected benefits from our acquisition activities. Our earnings, financial condition and prospects after the merger may affect our stock price and will depend in part on our ability to integrate the operations and management of the acquired institution while continuing to implement other aspects of our business plan. Inherent uncertainties exist in integrating the operations of an acquired institution and there is no assurance that we will be able to do so successfully. Among the issues that we could face are:
•unexpected problems with operations, personnel, technology or credit;
•loss of customers and employees of the acquiree;
•difficulty in working with the acquiree's employees and customers;
•the assimilation and integration of the acquiree's operations, culture and personnel;
•instituting and maintaining uniform standards, controls, procedures and policies; and
•litigation risk or obligations not discovered during due diligence.
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

Going forward, we may see continued competition in the industry as competitors seek to expand market share in our core markets. Further, our customers may withdraw deposits to pursue alternative investment opportunities in the equity market. Technology and other changes have made it more convenient for bank customers to transfer funds into alternative investments or other deposit platforms such as online virtual banks and non-bank service providers. Efforts and initiatives we may undertake to retain and increase deposits, including deposit pricing, can increase our costs. Based on our current strong liquidity position, our adjustment to deposit pricing has lagged the market in a rising interest rate environment. If our customers move money into higher yielding deposits or alternative investments, we may lose a relatively inexpensive source of funds, thus increasing our funding costs through more expensive wholesale funding sources, such as federal funds or FHLB borrowings.

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

Bancorp Relies on Dividends from the Bank to Pay Cash Dividends to its Shareholders as Well as to Meet Other Financial Obligations

Bancorp is a separate legal entity from its subsidiary, the Bank. Bancorp receives substantially all of its cash stream from the Bank in the form of dividends, which is Bancorp's principal source of funds to pay cash dividends to Bancorp's common shareholders, repurchase shares, and cover operational expenses of the holding company. Various federal and state laws and regulations limit the amount of dividends that the Bank may pay to Bancorp. In the event that the Bank is unable to pay dividends to Bancorp, Bancorp may not be able to pay dividends to its shareholders. As a result, it could have an adverse effect on Bancorp's stock price and investment value.

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

The Value of Goodwill and Other Intangible Assets May Decline in the Future

As of December 31, 2021, we had goodwill totaling $72.8 million and a core deposit intangible asset totaling $6.6 million from business acquisitions. A significant decline in expected future cash flows, a significant adverse change in the business climate, or a significant and sustained decline in the price of our common stock could necessitate taking charges in the future related to the impairment of goodwill or other intangible assets. If we were to conclude that a future write-down of goodwill or other intangible assets is necessary, we would record the appropriate charge, which could have a material adverse effect on our business, financial condition and results of operations.

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

We maintain allowances for credit losses on loans and unfunded loan commitments that represent management's best estimate of expected credit losses over the contractual lives of our loans under the current expected credit loss method. The level of the allowance reflects management's continuous evaluation of specific credit risks, loan loss experience, current loan portfolio quality and present and forecasted economic, political and regulatory conditions. The determination of the appropriate level of the allowances inherently involves a high degree of subjectivity and requires us to make significant estimates of current credit risks and trends and future economic forecasts, all of which may undergo material changes. Inaccurate assumptions in appraisals or an inappropriate choice of the valuation techniques may lead to an inadequate level of specific reserve or charge-offs.

The Small to Medium-sized Businesses that we Lend to may have Fewer Resources to Weather Adverse Economic and Other Developments, which may Impair a Borrower's Ability to Repay a Loan

We focus our business development and marketing strategy primarily on small to medium-sized businesses. Small to medium-sized businesses frequently have smaller market shares than their competition, may be more vulnerable to economic downturns, often need substantial additional capital to expand or compete and may experience substantial volatility in operating results, any of which may impair a borrower's ability to repay a loan. In addition, the success of a small and medium-sized business often depends on the management talents and efforts of one or two people or a small group of people, and the death, disability or resignation of one or more of these people could adversely affect the business and its ability to repay its loan. If general economic conditions negatively affect the California markets in which we operate and small to medium-sized businesses are adversely affected or our borrowers are otherwise affected by adverse business developments, our business, financial condition and results of operations may be negatively affected.

Negative Conditions Affecting Real Estate May Harm Our Business and Our Commercial Real Estate Concentration May Heighten Such Risk

Concentration of our lending activities in the California real estate sector could negatively affect our results of operations if adverse changes in our lending area occur. We do not offer traditional first mortgages, nor have sub-prime or Alt-A residential loans or significant amounts of securities backed by such loans in the portfolios. As of December 31, 2021, approximately 86% of our loans were secured by real estate, with CRE comprising 75% and residential real estate the remaining 25%. Real estate valuations are influenced by demand, and demand is driven by economic factors such as employment rates and interest rates.

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

Rising CRE lending concentrations may expose institutions to unanticipated earnings and capital volatility in the event of adverse changes in the CRE market. Concentration risk exists when financial institutions deploy too many assets to any one industry or segment. Concentration stemming from commercial real estate is one area of regulatory concern. The CRE Concentration Guidance provides supervisory criteria, including the following numerical indicators, to assist bank examiners in identifying banks with potentially significant commercial real estate loan concentrations that may warrant greater supervisory scrutiny: (i) commercial real estate loans exceeding 300% of capital and increasing 50% or more in the preceding three years; or (ii) construction and land development loans exceeding 100% of capital. The CRE Concentration Guidance does not limit banks’ levels of commercial real estate lending activities, but rather guides institutions in developing risk management practices and levels of capital that are commensurate with the level and nature of their commercial real estate concentrations. As of December 31, 2021 and 2020, using regulatory definitions in the CRE Concentration Guidance, our CRE loans represented 332% and 314%, respectively, of our total risk-based capital. We are actively working to manage our CRE concentration and we have discussed the CRE Concentration Guidance with the regulatory agencies and believe that our underwriting policies, management information systems, independent credit administration process, and monitoring of real estate loan concentrations are currently sufficient to address the CRE Concentration Guidance.

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

Investment Securities May Lose Value due to Credit Quality of the Issuers

We invest in significant portions of debt securities issued by government-sponsored enterprises ("GSE"), such as Federal Home Loan Bank ("FHLB"), Federal National Mortgage Association (“FNMA”), and Federal Home Loan Mortgage Corporation ("FHLMC"). We also hold mortgage-backed securities (“MBS”) issued by FNMA and FHLMC, both of which have been under U.S. government conservatorship since 2008. While we consider FNMA and FHLMC securities to have low credit risk as they carry the explicit backing of the U.S. government due to the conservatorship, they are not direct obligations of the U.S. government. The fair value of our securities issued or guaranteed by these two GSE entities may be negatively impacted if the U.S. government ceases to provide support to the conservatorship or phases out its current practice of purchasing treasury and agency mortgage-backed securities. GSE debt is sponsored but not guaranteed by the federal government and carries implicit backing, whereas government agencies such as Government National Mortgage Association ("GNMA") are divisions of the government whose securities are backed by the full faith and credit of the U.S. government.

Although Congress has taken steps to improve regulation and consumer protection related to the housing finance system (e.g., Dodd-Frank Act), FNMA and FHLMC have entered their 14th year of U.S. government conservatorship via the Federal Housing Finance Agency (the "FHFA"). While proposals to end the conservatorship have considered solutions such as an initial public offering, at the date of this report, its future and ultimate impact on the financial markets and our investments in GSEs are uncertain.

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

Market, Interest Rate, and Liquidity Risks

Earnings are Significantly Influenced by General Business and Economic Conditions

Our success depends, to a certain extent, on local, national and global economic and political conditions. Unlike larger national or other regional banks that are more geographically diversified, we provide banking and financial services to customers primarily in Northern California with particular focus on the local markets in the San Francisco Bay and Greater Sacramento regions. The local economic conditions in these areas have a significant impact on the demand for our products and services as well as the ability of our customers to repay loans, the value of the collateral securing loans and the stability of our deposits as our primary funding source. Economic pressure on consumers and uncertainty regarding the economy and local business climate may result in changes in consumer and business spending, borrowing and saving habits, which may affect the demand for loans and other products and services we offer. Further, loan defaults that adversely affect our earnings correlate highly with deteriorating economic conditions (such as the California unemployment rate and California gross domestic product), which impact our borrowers' creditworthiness. In addition, health epidemics or pandemics (or expectations about them) such as the novel coronavirus (aka "COVID-19"), international trade disputes, inflation risks, oil price volatility, the level of U.S. debt and global economic conditions could destabilize financial markets in which we operate. Lastly, actions of the Federal Open Market Committee ("FOMC") of the Federal Reserve could cause financial market volatility, which will affect the pricing of our loan and deposit products.

Interest Rate Risk is Inherent in Our Business

Our earnings are largely dependent upon our net interest income, which is the difference between interest income earned on interest-earning assets, such as loans and securities, and interest expense paid on interest-bearing liabilities, such as deposits and borrowed funds. Interest rates are sensitive to many factors outside of our control, including general economic conditions and the policies of various governmental and regulatory agencies and, in particular, the FOMC, which regulates the supply of money and credit in the United States. Changes in monetary policy, including changes in interest rates, can influence not only the interest we receive on loans and securities and interest we pay on deposits and borrowings, but can also affect (i) our ability to originate loans and obtain deposits, (ii) the fair value of our financial assets and liabilities, and (iii) the duration of our securities and loan portfolios. Our portfolio of loans and securities will generally decline in value if market interest rates increase, and increase in value if market interest rates decline. In addition, our loans and callable mortgage-backed securities are also subject to prepayment risk when interest rates fall, and the borrowers' credit risk may increase in rising rate or recessionary environments. Factors such as inflation, productivity, oil prices, unemployment rates, and global demand play a role in the FOMC's consideration of future rate adjustments. In March 2020, in response to the evolving risks to economic activity posed by the COVID-19 pandemic, the FOMC made two emergency cuts to the federal funds rate totaling 150 basis points to a current target range of 0.0% to 0.25%. This has put downward pressure on our asset yields and net interest margin. Our net interest income is vulnerable to low interest rates and will benefit if prevailing market rates increase. See the Net Interest Income section of Management's Discussion and Analysis of Financial Condition and Results of Operations in ITEM 7 and Quantitative and Qualitative Disclosures about Market Risk in ITEM 7A of this report for further discussion related to management of interest rate risk.

A Lack of Liquidity could Adversely Affect our Operations and Jeopardize our Business, Financial Condition and Results of Operations

Liquidity is essential to our business. We rely on our ability to generate deposits and effectively manage the repayment and maturity schedules of our loans and investment securities, respectively, to ensure that we have adequate liquidity to fund our operations. An inability to raise funds through deposits, borrowings, securities sales, Federal Home Loan Bank advances, the sale of loans and other sources could have a substantial negative effect on our liquidity. Our most important source of funding consists of deposits. Deposit balances can decrease when customers perceive alternative investments provide a better risk/return trade-off. If customers move money out of bank deposits and into other investments, then we would lose a relatively low-cost source of funds, increasing our funding costs and reducing our net interest income and net income.

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

Activities of Our Large Borrowers and Depositors May Cause Unexpected Volatilities in Our Loan and Deposit Balances, as well as Net Interest Margin

Loans originated at higher interest rates may be paid off and replaced by new loans with lower interest rates, causing downward pressure on our net interest margin. In addition, our top ten depositor relationships accounted for approximately 11% and 10% of our total deposit balances at December 31, 2021 and 2020, respectively. Since the start of the pandemic in 2020, the banking industry in general has experienced abundant liquidity driven by pandemic-related government programs such as PPP and consumer stimulus checks as well as elevated savings by depositors. This trend may reverse as the economy recovers. In addition, the business models and cash cycles of some of our large commercial depositors may also cause short-term volatility in their deposit balances held with us. As our customers' businesses grow, the dollar value of their daily activities may also grow leading to larger fluctuations in daily balances. Any long-term decline in deposit funding would adversely affect our liquidity. For additional information on our management of deposit volatility, refer to the Liquidity section of ITEM 7, Management's Discussion and Analysis, of this report.

Unexpected Early Termination of Interest Rate Swap Agreements May Affect Earnings

We have entered into interest-rate swap agreements, primarily as an asset/liability risk management tool, in order to mitigate the interest rate risk that causes fluctuations in the fair value of specified long-term fixed-rate loans or firm commitments to originate long-term fixed rate loans. In the event of default by the borrowers on our hedged loans, we may have to terminate these designated interest-rate swap agreements early, resulting in market value losses that could negatively affect our earnings.

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

We are Subject to Uncertainty from the Transition of London Interbank Offered Rate ('LIBOR") as a Reference Rate

LIBOR has been one of the most widely used global interest rate benchmark deeply embedded in global financial products. The long-term viability of LIBOR has been undermined due to cases of rate manipulation, low volumes for underlying interbank transactions and the reluctance of panel banks to submit quotes used to calculate LIBOR. As a result, the Financial Conduct Authority of the United Kingdom (the “FCA”) announced that the most commonly used U.S. dollar ("USD") LIBOR rates will either cease to be published or no longer be deemed representative after June 30, 2023. 1-week and 2-month USD LIBOR ceased to be published as of December 31, 2021. The Alternative Reference Rates Committee (“ARRC”), a steering committee comprised of U.S. financial market participants selected by the Federal Reserve Bank of New York, published recommended fall-back language for LIBOR-linked financial instruments and recommended alternatives for certain LIBOR rates (e.g., Secured Overnight Financing Rate (“SOFR”), a broad measure of the cost of overnight borrowings collateralized by Treasury securities, for USD LIBOR). The federal banking agencies have issued guidance requesting banking organizations cease using LIBOR as a reference rate in new contracts by December 31, 2021.

As of December 31, 2021, we had twenty-five investment securities with book values totaling $43.2 million, seven loans totaling $11.5 million, and four interest rate swap contracts with notional values of $13.0 million indexed to LIBOR. Almost all of our LIBOR-indexed investment securities were issued by GSEs who are members of ARRC and have transition strategies and timelines for their legacy LIBOR-indexed investment products, including fall-back rates tied to 30-day average SOFR or Term SOFR. We discontinued originating LIBOR-based loans effective

December 31, 2021. Loans currently indexed to LIBOR either have contractual fall-back rates or will be negotiated using replacement indices such as SOFR or Bloomberg Short-Term Bank Yield Index ("BSBY"), a benchmark developed by Bloomberg Professional Services. In addition, our interest rate swap agreements can either be subject to the fall-back index rate stipulated by the ISDA protocol or modified to other reference rates such as Prime or SOFR as mutually agreed by us and our counterparty.

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

Severe Weather, Natural Disasters or Other Climate Change Related Matters Could Significantly Affect Our Business

Our primary market is located in both earthquake and wildfire-prone zones in Northern California, which is also subject to other weather or disasters, such as severe rainstorms, drought or flood. These events have interrupted our business operations unexpectedly (e.g., PG&E power shutoff's in the North Bay and Sacramento Region) at times. Climate-related physical changes and hazards could also pose credit risks for us. For example, our borrowers may have collateral properties or operations located in areas at risk of wildfires, or coastal areas at risk to rising sea levels and erosion, or subject to the risk of drought in California. The properties pledged as collateral on our loan portfolio could also be damaged by tsunamis, landslides, floods, earthquakes or wildfires and thereby the recoverability of loans could be impaired. A number of factors can affect credit losses, including the extent of damage to the collateral, the extent of damage not covered by insurance, the extent to which unemployment and other economic conditions caused by the natural disaster adversely affect the ability of borrowers to repay their loans, and the cost of collection and foreclosure to us. Additionally, there could be increased insurance premiums and deductibles, or a decrease in the availability of coverage, due to severe weather-related losses. The ultimate outcome on our business of a natural disaster, whether or not caused by climate change, is difficult to predict.

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

ITEM 1B.      UNRESOLVED STAFF COMMENTS

None
ITEM 2.     PROPERTIES

We lease our corporate headquarters building in Novato, California, which houses loan production, operations, Wealth Management & Trust and administration.  We lease branch and office facilities within our primary market areas in the cities of Corte Madera, San Rafael, Novato, Sausalito, Mill Valley, Tiburon, Greenbrae, Petaluma, Santa Rosa, Healdsburg, Sonoma, Napa, San Francisco, Alameda, Oakland, Walnut Creek, San Mateo, Gold River, Jackson, Pioneer, Roseville, and Sacramento.  For additional information on properties, Refer to Note 4, Bank Premises and Equipment, and Note 12, Commitment and Contingencies, in ITEM 8 of this report.

ITEM 3.         LEGAL PROCEEDINGS

For information on litigation matters, see Note 12, Commitment and Contingencies, in ITEM 8 of this report.

ITEM 4.      MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.      MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders

Bancorp's common stock trades on the Nasdaq Capital Market under the symbol BMRC. At February 28, 2022, 15,939,659 shares of Bancorp's common stock, no par value, were outstanding and held by approximately 2,900 holders of record and beneficial owners.

Five-Year Stock Price Performance Graph

The following graph, compiled by S&P Global Market Intelligence of New York, New York, shows a comparison of cumulative total shareholder return on our common stock during the five fiscal years ended December 31, 2021 compared to the Russell 2000 Stock index and the S&P Regional Banks Select Industry Index. The comparison assumes the investment of $100 in our common stock on December 31, 2016 and the reinvestment of all dividends. The graph represents past performance and does not indicate future performance. In addition, total return performance results vary depending on the length of the performance period.

	2016	2017	2018	2019	2020	2021
Bank of Marin Bancorp (BMRC)	100.00	99.15	122.20	136.02	106.50	118.49
Russell 2000 Index	100.00	114.65	102.02	128.06	153.62	176.39
S&P Regional Banks Select Industry Index [1]	100.00	107.95	87.69	111.92	103.98	145.47
Source: S&P Global Market Intelligence
1 The index comprises stocks in the S&P Total Market Index that are classified in the Global Industry Classification Standard regional banks sub-industry.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes information as of December 31, 2021, with respect to equity compensation plans.

	Shares to be issued upon exercise of outstanding options[1]	Weighted average exercise price of outstanding options	Shares remaining available for future issuance [2]
Equity compensation plans approved by shareholders	315,744	$30.85	1,106,886
1 Represents shares of common stock issuable upon exercise of outstanding options under the Bank of Marin Bancorp 2017 Equity Plan and 2007 Equity Plan.
2 Represents remaining shares of common stock available for future grants under the 2017 Equity Plan and the 2020 Director Stock Plan, excluding 315,744 shares to be issued upon exercise of outstanding options and 377,475 shares available to be issued under the Employee Stock Purchase Plan.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On April 23, 2018, Bancorp announced that its Board of Directors approved a Share Repurchase Program under which Bancorp may repurchase up to $25.0 million of its outstanding common stock through May 1, 2019. Bancorp's Board of Directors subsequently extended the Share Repurchase Program through February 28, 2020. A new Share Repurchase Program was approved by the Board of Directors on January 24, 2020, which began on March 1, 2020 and allowed Bancorp to repurchase up to $25.0 million of its outstanding common stock and ended May 2021. On July 16, 2021, Bancorp Board of Directors approved a share repurchase program under which Bancorp could repurchase up to $25.0 million of its outstanding common stock through July 31, 2023. On October 22, 2021, Bancorp's Board of Directors approved an amendment to the current share repurchase program, which increased the total authorization from $25.0 million to $57.0 million and left the expiration date unchanged.

Shares repurchased pursuant to our common stock share repurchase programs during 2021, 2020 and 2019, were as follows.

	2021	2020	2019	Cumulative Totals
Total number of common shares repurchased	1,117,666	203,709	356,000	1,677,375
Total purchase price of common shares repurchased (in millions)	$40.8	$7.2	$15.0	$63.0

The following table reflects purchases under the Share Repurchase Program for the months presented in 2021.

(in thousands, except per share data)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value That May yet Be Purchased Under the Program [1]
Period
January 1-31, 2021	54,815	$37.64	54,815	$17,198
February 1-28, 2021	109,964	37.35	109,964	13,085
March 1-31, 2021	59,234	39.32	59,234	10,753
April 1-30, 2021	130,680	36.63	130,680	5,959
May 1-31, 2021	167,255	35.58	167,255	—
June 1-30, 2021	—	—	—	—
July 1-31, 2021	37,182	32.99	37,182	23,772
August 1-31, 2021	159,360	35.98	159,360	18,031
September 1-30, 2021	249,193	35.81	249,193	9,098
October 1-31, 2021	54,705	37.83	54,705	39,026
November 1-30, 2021	22,767	37.76	22,767	38,165
December 1-31, 2021	72,511	36.15	72,511	35,541
Total	1,117,666	$36.39	1,117,666
1 In May 2021, the 2020 Share Repurchase Program ended. The new $25.0 million Share Repurchase Program began July 16, 2021. On October 22, 2021, the total authorization increased from $25.0 million to $57.0 million. For further information, see Note 8 to the Consolidated Financial Statements, under the heading “Share Repurchase Program” in ITEM 8 of this report.

ITEM 6.     [RESERVED]

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of financial condition as of December 31, 2021 and 2020 and results of operations for each of the years in the three-year period ended December 31, 2021 should be read in conjunction with our consolidated financial statements and related notes thereto, included in Part II ITEM 8 of this report.

Forward-Looking Statements

The disclosures set forth in this item are qualified by important factors detailed in Part I captioned Forward-Looking Statements and ITEM 1A captioned Risk Factors of this report and other cautionary statements set forth elsewhere in the report.

Critical Accounting Estimates

Critical accounting estimates are those estimates made in accordance with generally accepted accounting principles that involve a significant level of estimation and uncertainty and have had or are reasonably likely to have a material impact on our financial condition and results of operations. We consider accounting estimates to be critical to our financial results if (i) the accounting estimate requires management to make assumptions about matters that are highly uncertain, (ii) management could have applied different assumptions during the reported period, and (iii) changes in the accounting estimate are reasonably likely to occur in the future and could have a material impact on our financial statements. Management has determined the following accounting estimates and related policies to be critical:

Allowance for Credit Losses on Loans and Unfunded Commitments

The allowance for credit losses on loans is a valuation account that is deducted from the amortized cost basis at the balance sheet date to present the net amount of loans expected to be collected. The allowance for losses on unfunded loan commitments is based on estimates of probability that these commitments will be drawn upon according to historical utilization experience, expected loss severity and loss rates as determined for pooled funded loans. The allowance for credit losses on unfunded commitments is a liability account included in interest payable and other liabilities. Management estimates these allowances quarterly using relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. Credit loss experience among the Bank and peer groups provides the basis for the estimation of expected credit losses.

The allowance for credit losses ("ACL") model utilizes a discounted cash flow ("DCF") method to measure the expected credit losses on loans collectively evaluated that are sub-segmented by loan pools with similar credit risk characteristics, which generally correspond to federal regulatory reporting codes. In addition, the DCF method incorporates assumptions for probability of default ("PD"), loss given default ("LGD"), and prepayments and curtailments over the contractual terms of the loans. Under the DCF method, the ACL reflects the difference between the amortized cost basis and the present value of the expected cash flows using the loan's effective rate.

Management considers whether adjustments to the quantitative portion of the ACL are needed for differences in segment-specific risk characteristics or to reflect the extent to which it expects current conditions and reasonable and supportable forecasts of economic conditions to differ from the conditions that existed during the historical period included in the development of PD and LGD.

Our allowance model is particularly sensitive to forecasted and seasonally-adjusted actual California unemployment rates, which decreased to 6.5% at December 31, 2021 from 9.3% at December 31, 2020. The ACL model incorporates a one-year forecast. For periods beyond the forecast horizon the economic factors revert to historical averages on a straight-line basis over a one-year period. We performed a sensitivity analysis as of December 31, 2021 and determined that a 1% change (e.g., 5.5% to 6.5%) in the forecasted quarterly unemployment rates over the next four quarters resulted in an 8% change to our allowance for credit losses on loans. This impact does not consider other assumption changes to either the quantitative factors, such as probability of default, loss given default, loan mix or cash flows, prepayment/curtailment rates, and individually analyzed loans, or qualitative factors as discussed in Note 1 - Summary of Significant Accounting Policies. Additionally, because current economic conditions and forecasts can change, as future events are inherently difficult to predict, the estimated credit losses on loans and unfunded commitments could change significantly.

While we believe we use the best information available to determine the allowance for credit losses, our results of operations could be significantly affected if circumstances differ substantially from the assumptions used in determining the allowance. For information regarding critical estimates related to our allowance for credit losses methodology, the provision for credit losses, and risks to asset quality and lending activity, see ITEM 1A - Risk Factors, the Allowance for Credit Losses section in ITEM 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations,

Income Taxes

We are subject to the income tax laws of the U.S., its states, and the municipalities in which we operate. These tax laws are complex and subject to different interpretations by us and the government taxing authorities. We review our provision for income tax expense monthly and calculate the carrying value of deferred tax assets and liabilities quarterly. In establishing a provision for income tax expense, we make judgments and interpretations about the application of these inherently complex tax laws. In addition, our estimates include making judgements about when future items will affect taxable income. Although management believes that the judgments and estimates used are reasonable, actual results could differ and we may be exposed to losses or gains that could be material. For further information on our tax assets and liabilities, and related provision for income taxes, see Note 1 - Summary of Significant Accounting Policies and Note 11 - Income Taxes in ITEM 8 - Financial Statements and Supplementary Data of this Form 10-K.

Fair Value Measurements

We use fair value measurements to record certain financial instruments and to determine fair value disclosures. Available-for-sale securities and interest rate swap agreements are financial instruments recorded at fair value on a recurring basis. Additionally, we record at fair value other financial assets on a nonrecurring basis such as collateral dependent loans and other real estate owned. These nonrecurring fair value adjustments typically involve write-downs of, or specific reserves against, individual assets. We group our assets and liabilities that are measured at fair value into three levels within the fair value hierarchy, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. The classification of assets and liabilities within the hierarchy is based on whether the inputs to the valuation methodology used in the measurement are observable or unobservable. Observable inputs reflect market-driven or market-based information obtained from independent sources, while unobservable inputs reflect our estimates about market data. The degree of management judgment involved in determining the fair value of a financial instrument is dependent upon the availability of quoted market prices or observable market data. For financial instruments that trade actively and have quoted market prices or observable market data, there is minimal subjectivity involved in measuring fair value. When observable market prices and data are not fully available, management judgment is necessary to estimate fair value. In addition, changes in the market conditions may reduce the availability of quoted prices or observable data. Therefore, when market data is not available, we use valuation techniques that require more management judgment to estimate the appropriate fair value measurement. Fair value is discussed further in Note 1 - Summary of Significant Accounting Policies and Note 9 - Fair Value of Assets and Liabilities in ITEM 8 - Financial Statements and Supplementary Data of this Form 10-K.

Business Combinations

Business combinations are accounted for using the acquisition method of accounting where the assets and liabilities of the acquired entities have been recorded at their estimated fair values at the date of acquisition. Goodwill represents the excess of the purchase price over the fair value of net assets acquired. The purchase price allocation process requires significant judgment in the estimation of the fair values of the assets acquired and the liabilities assumed. Management may obtain third-party valuations such as appraisals or discounted cash flow analyses, or we may derive fair values internally using techniques as discussed in Fair Value Measurements above. Management assesses qualifications of third-party valuation specialists, reviews assumptions applied and takes responsibility for the results of fair value estimates. Merger-related expenses include costs directly related to merger activity such as legal and professional fees, system consolidation and conversion costs, and compensation costs associated with employee severance and retention incentives. We account for merger-related costs as expenses in the periods in which the costs are incurred and the services received. Accounting policies and estimates are discussed further in Note 1 - Summary of Significant Accounting Policies and Note 18 - Merger in ITEM 8 - Financial Statements and Supplementary Data of this Form 10-K.

RESULTS OF OPERATIONS

Financial Highlights

The following are highlights of our financial condition and results of operations. The data was derived from the audited consolidated financial statements of Bank of Marin Bancorp.

		At December 31,
(dollars in thousands, except per share data)		2021	2020
Selected financial condition data:
Total assets		$4,314,209	$2,911,926
Loans, net allowance for credit losses on loans [1]		$2,232,622	$2,065,682
Deposits		$3,808,550	$2,504,249
Borrowings and other obligations		$419	$58
Subordinated debenture		$—	$2,777
Stockholders' equity		$450,368	$358,253
Asset quality ratios:
Allowance for credit losses to total loans		1.02%	1.10%
Allowance for credit losses to total loans, excluding SBA PPP loans [2]		1.07%	1.27%
Allowance for credit losses to non-accrual loans [3]		2.75x	2.48x
Non-accrual loans to total loans [3]		0.37%	0.44%
Capital ratios:
Tangible common equity to tangible assets [4]		8.76%	11.27%
Total capital (to risk-weighted assets)		14.58%	16.03%
Tier 1 capital (to risk-weighted assets)		13.70%	14.82%
Tier 1 capital (to average assets)		8.85%	10.80%
Common equity Tier 1 capital (to risk-weighted assets)		13.70%	14.69%
Other data:
Loan-to-deposit ratio		59.23%	83.40%
Number of branches		31	22
Full time equivalent employees		328	289
	For the Years Ended December 31,
(dollars in thousands, except per share data)	2021	2020	2019
Selected operating data:
Net interest income	$104,951	$96,659	$95,680
Provisions for (reversals of) credit losses on loans and unfunded loan commitments, net	(2,441)	6,164	1,029
Non-interest income	10,132	8,550	9,084
Non-interest expense 2 5	72,638	58,458	57,841
Net income [5]	33,228	30,242	34,241
Net income per common share:
Basic	$2.32	$2.24	$2.51
Diluted	$2.30	$2.22	$2.48
Performance and other financial ratios:
Return on average assets	0.94%	1.04%	1.34%
Return on average equity	8.43%	8.60%	10.49%
Tax-equivalent net interest margin [6]	3.17%	3.55%	3.98%
Cost of deposits	0.07%	0.11%	0.20%
Efficiency ratio	63.12%	55.56%	55.21%
Cash dividend payout ratio on common stock [7]	40.52%	41.07%	31.87%
Cash dividends per common share	$0.94	$0.92	$0.80
[1] Includes SBA PPP loans of $111.2 million at December 31, 2021 and $291.6 million at December 31, 2020.
[2] The allowance for credit losses to total loans, excluding SBA-guaranteed PPP loans, is considered a meaningful non-GAAP financial measure, as it represents only those loans that were considered in the calculation of the allowance for credit losses. Refer to footnote 1 above for SBA PPP totals.
[3] Non-performing loans include loans on non-accrual status.
[4] Tangible common equity to tangible assets is considered to be a meaningful non-GAAP financial measure of capital adequacy and is useful for investors to assess Bancorp's ability to absorb potential losses. Tangible common equity of $371million, $324 million and $302 million at December 31, 2021, 2020 and 2019, respectively, includes common stock, retained earnings and unrealized gains (losses) on available-for sale securities, net of tax, less goodwill and intangible assets of $79million, $34 million and $35 million at December 31, 2021, 2020, and 2019, respectively. Tangible assets excludes goodwill and core deposit intangible assets.
[5] 2021 included $6.5 million (or $4.9 million, net of taxes) in merger-related one-time and conversion costs.
[6] Tax-equivalent net interest margin is computed by dividing taxable equivalent net interest income, which is adjusted for taxable equivalent income on tax-exempt loans and securities based on federal statutory rate of 21% in 2021, 2020 and 2019, by total average interest-earning assets.
[7] Calculated as dividends on common shares divided by basic net income per common share.

Executive Summary

Annual earnings were $33.2 million in 2021 compared to $30.2 million in 2020. Diluted earnings were $2.30 per share in 2021, compared to $2.22 per share in 2020.

The following are highlights of operating and financial performance for the year ended December 31, 2021:

•Merger-related one-time and conversion costs reduced net income by $4.9 million, net of taxes, or 34 cents per share for the year ended December 31, 2021. Return on average assets ("ROA") and return on average equity ("ROE") were also significantly impacted by provisions for credit losses on acquired loans and shares issued in conjunction with the merger. As shown in the reconciliation of GAAP to non-GAAP financial measures on page 28, year-to-date ROA of 0.94% and ROE 8.43% would have been 1.08% and 9.67%, respectively, compared to 1.04% and 8.60% in the prior year.

•Loans increased $167.1 million in 2021, or 8%, to $2.256 billion at December 31, 2021, from $2.089 billion at December 31, 2020. Year-over-year growth was largely attributable to $419.4 million in loans from the American River Bank ("ARB") acquisition on August 6, 2021. Non-PPP loan originations of $181.7 million for the year were concentrated in commercial and real estate loans and compared to $165.5 million in 2020. Payoffs included $218.1 million non-PPP loans compared to $169.2 million in 2020. In 2021, PPP loan originations were $136.2 million and PPP loans forgiven and paid off were $328.5 million.

•Credit quality remains strong with non-accrual loans representing 0.37% of the Bank's loan portfolio as of December 31, 2021, compare to 0.44% at December 31, 2020. During 2021, we reversed $1.4 million in credit losses on loans and $992 thousand in credit losses on unfunded commitments. These reversals compared to provisions for credit losses on loans of $4.6 million and provisions for credit losses on unfunded commitments of $1.6 million in the prior year. 2021 activity included the effects of the business combination with ARB, partially offset by ongoing improvements in the underlying economic forecasts. 2020 credit loss provisions included significant qualitative adjustments for uncertainties associated with the COVID-19 pandemic as well as the adoption of the current expected credit loss methodology.

•Deposits grew $1.304 billion, or 52%, to $3.809 billion at December 31, 2021, compared to $2.504 billion at December 31, 2020. Growth was comprised of $790.0 million related to the August 6, 2021 ARB acquisition, new accounts and growth in the existing customer base. Non-interest bearing deposits grew by $555.6 million, or 41%, in 2021 and made up 50% of total deposits at year end. Cost of deposits remained low at 0.07% for the full year of 2021, down from 0.11% in 2020. Additionally, as part of our liquidity management, the Bank maintained $173.1 million and $173.4 million in off-balance sheet deposits with deposit networks at December 31, 2021 and 2020, respectively.

•Net interest income totaled $105.0 million and $96.7 million in 2021 and 2020, respectively. The $8.3 million increase in 2021 was primarily due to higher average loan and investment securities balances and higher SBA PPP loan fee accretion income. These increases were partially offset by $1.3 million in accelerated discount accretion on the early redemption of a subordinated debenture in the first quarter of 2021, and lower yields on investment securities. The tax-equivalent net interest margin decreased by 38 basis points to 3.17% in 2021, compared to 3.55% in 2020 for the reasons already mentioned.

•The efficiency ratio was 63.12% in 2021, up from 55.56% in 2020. As shown in the reconciliation of GAAP to non-GAAP financial measures on page 28, the 2021 efficiency ratio excluding merger-related one-time and conversion costs would have been 57.51%.

•All capital ratios were above regulatory requirements for a well-capitalized institution. The total risk-based capital ratio for Bancorp was 14.6% at December 31, 2021 and 16.0% at December 31, 2020. Tangible common equity to tangible assets declined to 8.8% at December 31, 2021 from 11.3% at December 31, 2020 primarily due to share repurchases and growth in excess liquidity from an increase in legacy Bank of Marin deposits (refer to footnote 4 on page 26 for definition of this non-GAAP financial measure). The total risk-based capital ratio for the Bank was 14.4% at December 31, 2021 and 15.8% at December 31, 2020.

•The Board of Directors declared a cash dividend of $0.24 per share on January 21, 2022. This is the 67th consecutive quarterly dividend paid by Bank of Marin Bancorp. The cash dividend is payable on February 11, 2022 to shareholders of record at the close of business on February 4, 2022.

Statement Regarding Use of Non-GAAP Financial Measures

In this Form 10-K, Bancorp's financial results are presented in accordance with GAAP and refer to certain non-GAAP financial measures. Management believes that presentation of operating results using non-GAAP financial measures provides useful supplemental information to investors and facilitates the analysis of Bancorp's operating results and comparison of operating results across reporting periods. Management also uses non-GAAP financial measures to establish budgets and manage Bancorp's business. A reconciliation of the GAAP financial measures to comparable non-GAAP financial measures is presented below.

Reconciliation of GAAP and Non-GAAP Financial Measures
	Year ended December 31,
(in thousands, except share data; unaudited)	2021	2020	2019
Net income
Net income (GAAP)	$33,228	$30,242	$34,241
Merger-related one-time and conversion costs:
Personnel and severance	3,005	—	—
Professional services	1,976	—	—
Data processing	1,127	—	—
Other	350	—	—
Total merger costs before tax benefits	6,458	—	—
Income tax benefit of merger-related expenses	(1,547)	—	—
Total merger-related one-time and conversion costs, net of tax benefits	4,911	—	—
Comparable net income (non-GAAP)	$38,139	$30,242	$34,241
Diluted earnings per share
Weighted average diluted shares	14,422	13,617	13,794
Diluted earnings per share (GAAP)	$2.30	$2.22	$2.48
Merger-related one-time and conversion costs, net of tax benefits	0.34	—	—
Comparable diluted earnings per share (non-GAAP)	$2.64	$2.22	$2.48
Return on average assets
Average assets	$3,537,163	$2,897,165	$2,550,707
Return on average assets (GAAP)	0.94%	1.04%	1.34%
Comparable return on average assets (non-GAAP)	1.08%	1.04%	1.34%
Return on average equity
Average stockholders' equity	$394,363	$351,494	$326,441
Return on average equity (GAAP)	8.43%	8.60%	10.49%
Comparable return on average equity (non-GAAP)	9.67%	8.60%	10.49%
Efficiency ratio
Non-interest expense (GAAP)	$72,638	$58,458	$57,841
Merger-related expenses	(6,458)	—	—
Non-interest expense (non-GAAP)	$66,180	$58,458	$57,841
Net interest income	$104,951	$96,659	$95,680
Non-interest income	$10,132	$8,550	$9,084
Efficiency ratio (GAAP)	63.12%	55.56%	55.21%
Comparable efficiency ratio (non-GAAP)	57.51%	55.56%	55.21%

Net Interest Income

Net interest income is the interest earned on loans, investment securities and other interest-earning assets minus the interest expense incurred on deposits and other interest-bearing liabilities. Net interest income is affected by changes in general market interest rates and by changes in the amounts and composition of interest-earning assets and interest-bearing liabilities. Interest rate changes can create fluctuations in net interest income and/or margin due to an imbalance in the timing of repricing or maturity of assets or liabilities. We manage interest rate risk exposure with the goal of optimizing the effect of interest rate volatility on net interest income.

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

Average Statements of Condition and Analysis of Net Interest Income
	Year ended			Year ended			Year ended
	December 31, 2021			December 31, 2020			December 31, 2019
		Interest			Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in thousands; unaudited)	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Interest-earning deposits with banks [1]	$287,626	$399	0.14%	$153,794	$461	0.29%	$67,192	$1,321	1.94%
Investment securities [2,3]	866,790	16,999	1.96%	533,186	15,025	2.82%	555,618	15,102	2.72%
Loans [1,3,4]	2,155,982	92,376	4.23%	2,023,203	85,398	4.15%	1,775,193	85,062	4.73%
Total interest-earning assets [1]	3,310,398	109,774	3.27%	2,710,183	100,884	3.66%	2,398,003	101,485	4.17%
Cash and non-interest-bearing due from banks	61,299			49,676			35,956
Bank premises and equipment, net	5,964			5,526			6,911
Interest receivable and other assets, net	159,502			131,780			109,837
Total assets	$3,537,163			$2,897,165			$2,550,707
Liabilities and Stockholders' Equity
Interest-bearing transaction accounts	$217,924	$172	0.08%	$148,817	$186	0.13%	$133,922	$347	0.26%
Savings accounts	268,397	94	0.04%	184,146	68	0.04%	172,273	70	0.04%
Money market accounts	864,625	1,520	0.18%	763,689	2,009	0.26%	680,296	3,439	0.51%
Time accounts, including CDARS	115,393	246	0.21%	96,558	554	0.57%	106,783	595	0.56%
Borrowings and other obligations [1,6]	892	9	1.08%	174	4	2.16%	2,935	77	2.57%
Subordinated debenture [1,5]	534	1,361	251.54%	2,741	158	5.68%	2,673	229	8.44%
Total interest-bearing liabilities	1,467,765	3,402	0.23%	1,196,125	2,979	0.25%	1,098,882	4,757	0.43%
Demand accounts	1,628,289			1,308,199			1,094,806
Interest payable and other liabilities	46,746			41,347			30,578
Stockholders' equity	394,363			351,494			326,441
Total liabilities & stockholders' equity	$3,537,163			$2,897,165			$2,550,707
Tax-equivalent net interest income/margin [1]		$106,372	3.17%		$97,905	3.55%		$96,728	3.98%
Reported net interest income/margin [1]		$104,951	3.13%		$96,659	3.51%		$95,680	3.94%
Tax-equivalent net interest rate spread			3.04%			3.41%			3.74%

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

[5] 2021 interest on the subordinated debenture included $1.3 million in accelerated discount accretion from the early redemption of our last subordinated debenture on March 15, 2021.
[6] Average balances and rate consider $13.9 million in FHLB borrowings acquired from ARB that were redeemed on August 25, 2021.

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

	2021 compared to 2020				2020 compared to 2019
(in thousands, unaudited)	Volume	Yield/Rate	Mix	Total	Volume	Yield/Rate	Mix	Total
Interest-earning deposits with banks	$401	$(247)	$(216)	$(62)	$1,702	$(1,120)	$(1,442)	$(860)
Investment securities [1]	9,400	(4,568)	(2,858)	1,974	(610)	555	(22)	(77)
Loans [1]	5,605	1,526	(153)	6,978	11,884	(10,337)	(1,211)	336
Total interest-earning assets	15,406	(3,289)	(3,227)	8,890	12,976	(10,902)	(2,675)	(601)
Interest-bearing transaction accounts	90	(75)	(29)	(14)	39	(180)	(20)	(161)
Savings accounts	31	(3)	(2)	26	5	(7)	—	(2)
Money market accounts	266	(663)	(92)	(489)	422	(1,655)	(197)	(1,430)
Time accounts, including CDARS	108	(348)	(68)	(308)	(56)	15	—	(41)
Borrowings and other obligations	16	(2)	(9)	5	(72)	(12)	11	(73)
Subordinated debentures	(127)	6,851	(5,521)	1,203	6	(76)	(1)	(71)
Total interest-bearing liabilities	384	5,760	(5,721)	423	344	(1,915)	(207)	(1,778)
Tax-equivalent net interest income	$15,022	$(9,049)	$2,494	$8,467	$12,632	$(8,987)	$(2,468)	$1,177
[1] Yields and interest income on tax-exempt securities and loans are presented on a taxable-equivalent basis using the federal statutory rate of 21%.

2021 Compared to 2020

Net interest income totaled $105.0 million and $96.7 million in 2021 and 2020, respectively. The $8.3 million increase in 2021 was primarily due to higher average loan and investment securities balances and higher SBA PPP loan income. These increases were partially offset by $1.3 million in accelerated discount accretion on the early redemption of a subordinated debenture in the first quarter of 2021, and lower yields on investment securities.

We recognized $8.3 million in SBA PPP fees, net of cost in 2021, compared to $3.8 million in 2020. As of December 31, 2021, $2.5 million SBA PPP fees, net of deferred costs remained outstanding and will be recognized into income in future periods.

On March 15, 2021, we redeemed the $2.8 million subordinated debenture. The redemption consisted of $4.1 million principal balance, quarterly interest due, and $1.3 million in accelerated accretion of purchase discount. The subordinated debenture carried an average interest rate of 5.68% in 2020.

The tax-equivalent net interest margin decreased 38 basis points to 3.17% in 2021, from 3.55% in 2020 for the reasons already mentioned and as shown in the above table. The SBA PPP loans improved the 2021 net interest margin by 10 basis points, and the early redemption of the subordinated debenture reduced it by 4 basis points.

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

In response to the evolving risks to economic activity posed by the COVID-19 pandemic, the FOMC made two emergency cuts totaling 150 basis points to the federal funds rate in March 2020. The federal funds target rate range resided between 0.0% to 0.25% in 2021 and 2020, putting downward pressure on our asset yields and net interest margin. In its January 26, 2022 meeting the FOMC kept the federal funds target rate range between 0.0% to 0.25%, but signaled that it will raise interest rates in 2022 to combat inflation. Our net interest margin should benefit from a rising interest rate environment. See ITEM 7A. Quantitative and Qualitative Disclosure about Market Risk for further information.

Provision for Credit Losses on Loans

We recorded a $1.4 million reversal of the provision for credit losses on loans in 2021, compared to a $4.6 million provision for credit losses in 2020 and $900 thousand provision for credit losses in 2019. The net provision reversal in 2021 was primarily due to continued improvements in Moody's Analytics' Baseline Forecast of California unemployment rates and adjustments to qualitative risk factors due to a decline in the volume of loans downgraded to substandard classification, fewer delinquencies, and the elimination of an allowance related to a commercial real estate loan that had been individually analyzed for potential credit losses in the previous periods and paid off in 2021. These reversals were partially offset by an increase in the allowance for credit losses related to qualitative risk factor adjustments for recent changes in executive leadership and senior lending positions, and integration of ARB.

The provision for credit losses in 2020 calculated under the incurred loss method (prior to the adoption of the excepted credit loss method on December 31, 2020) was largely due to the uncertainty about the impact of the COVID-19 pandemic on the local and regional economies and our customers at that time. In addition, under the CECL method, we increased our allowance for credit losses by approximately $925 thousand for previously acquired loans (i.e., non-purchased credit deteriorated or "non-PCD" loans); whereas, under previous GAAP (incurred loss method) we did not record an allowance on our unimpaired previously acquired non-PCD loans. The pandemic also negatively affected the financial condition of many of our borrowers, which was partially alleviated by our payment relief program under the 2020 CARES Act and the SBA PPP. The provision for credit losses in 2019 accounted for under the incurred loss methodology was consistent with loan growth.

For additional information about the allowance for credit losses and transition from the incurred loss method to the CECL method in 2020, see the Critical Accounting Estimates section above and Notes 1 and 3 to the Consolidated Financial Statements in ITEM 8 of this report.

Non-interest Income

The table below details the components of non-interest income.

				2021 compared to 2020		2020 compared to 2019
	Years ended December 31,			Amount Increase (Decrease)	Percent Increase (Decrease)	Amount Increase (Decrease)	Percent Increase (Decrease)
(dollars in thousands; unaudited)	2021	2020	2019
Wealth Management and Trust Services	$2,222	$1,851	$1,907	$371	20.0%	$(56)	(2.9)%
Earnings from bank-owned life insurance, net	2,194	973	1,196	1,221	125.5%	(223)	(18.6)%
Debit card interchange fees, net	1,812	1,438	1,586	374	26.0%	(148)	(9.3)%
Service charges on deposit accounts	1,593	1,314	1,865	279	21.2%	(551)	(29.5)%
Dividends on FHLB stock	760	654	799	106	16.2%	(145)	(18.1)%
Merchant interchange fees, net	422	239	331	183	76.6%	(92)	(27.8)%
(Losses) gains on investment securities, net	(16)	915	55	(931)	(101.7)%	860	1,563.6%
Other income	1,145	1,166	1,345	(21)	(1.8)%	(179)	(13.3)%
Total non-interest income	$10,132	$8,550	$9,084	$1,582	18.5%	$(534)	(5.9)%

2021 Compared to 2020

Non-interest income totaled $10.1 million and $8.6 million in 2021 and 2020, respectively. The $1.5 million increase was primarily due to the collection of $1.1 million in benefits on bank-owned life insurance policies and an increase in service charges and interchange fees related to the expanded deposit base. In March 2020, we implemented temporary waivers for all ATM fees, overdraft fees and early withdrawal penalties for time deposits to help ease the financial burden customers began experiencing due to the pandemic. We reinstituted the fees in May 2021. Additionally, Wealth Management and Trust income increased due to the addition of new accounts and favorable market performance in 2021. Increases were partially offset by the $931 thousand reduction in gains on sales of investment securities.

2020 Compared to 2019

Non-interest income totaled $8.6 million and $9.1 million in 2020 and 2019, respectively. The $534 thousand decline was primarily due to $551 thousand lower service charges on deposit accounts and ATM fees, as these fees were waived during the pandemic, lower income from bank-owned life insurance ("BOLI") policies due to a $562 thousand benefit collected on BOLI policies in the third quarter of 2019 (partially offset by $283 thousand underwriting expenses for two new BOLI policies in the first quarter of 2019), $182 thousand lower fee income from one-way deposit sales to third-party deposit networks and $145 thousand lower dividends on FHLB stock, partially offset by $860 thousand net gains on the sale of investment securities.

Non-interest Expense

The table below details the components of non-interest expense.

				2021 compared to 2020		2020 compared to 2019
	Years ended December 31,			Amount Increase (Decrease)	Percent Increase (Decrease)	Amount Increase (Decrease)	Percent Increase (Decrease)
(dollars in thousands; unaudited)	2021	2020	2019
Salaries and employee benefits	$41,939	$34,393	$34,253	$7,546	21.9%	$140	0.4%
Occupancy and equipment	7,302	6,943	6,143	359	5.2%	800	13.0%
Data processing	5,139	3,184	3,717	1,955	61.4%	(533)	(14.3)%
Professional services	4,974	2,181	2,132	2,793	128.1%	49	2.3%
Depreciation and amortization	1,740	2,149	2,228	(409)	(19.0)%	(79)	(3.5)%
Information technology	1,550	1,050	1,065	500	47.6%	(15)	(1.4)%
Amortization of core deposit intangible	1,135	853	887	282	33.1%	(34)	(3.8)%
Directors' expense	957	713	735	244	34.2%	(22)	(3.0)%
Federal Deposit Insurance Corporation insurance	889	474	361	415	87.6%	113	31.3%
Charitable contributions	587	1,034	508	(447)	(43.2)%	526	103.5%
Other non-interest expense:
Advertising	908	769	775	139	18.1%	(6)	(0.8)%
Other expense	5,518	4,715	5,037	803	17.0%	(322)	(6.4)%
Total other non-interest expense	6,426	5,484	5,812	942	17.2%	(328)	(5.6)%
Total non-interest expense	$72,638	$58,458	$57,841	$14,180	24.3%	$617	1.1%

2021 Compared to 2020

Non-interest expense increased $14.1 million to $72.6 million in 2021 from $58.5 million in 2020. The largest increase of $6.5 million came from acquisition related one-time and conversion costs. In addition to $3.0 million in one-time merger cost, salaries and related benefits rose another $4.5 million due to increased numbers of employees, regularly scheduled annual merit and related increases, and lower deferred loan origination costs. Professional services included $817 thousand more in consulting expenses for PPP loan forgiveness application processing, investment advisory services, and legal costs. Data processing increased by an additional $828 thousand primarily due to increases core processing and mobile banking systems charges, and other categories increased due to the larger size of the bank. FDIC insurance increased by $415 thousand due to an increase in our deposit base. Charitable contributions decreased due to supplemental contributions in 2020 related to the pandemic.

2020 Compared to 2019

In 2020, non-interest expense increased by $617 thousand to $58.5 million from $57.8 million. The largest increases came from the occupancy expenses (primarily due to lease renewals for our existing headquarters offices and new lease for a loan production office in San Mateo, common area maintenance and janitorial expenses), and charitable contributions due to our outreach to nonprofit organizations in our community during the pandemic. The decrease in data processing costs was due to our digital platform conversion in 2019. While salaries and related benefits were relatively unchanged year-over-year, annual merit and related increases were mostly offset by $915 thousand in SBA PPP-related deferred loan origination costs.

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

The provision for income taxes totaled $11.7 million at an effective tax rate of 26.0% in 2021, compared to $10.3 million at an effective tax rate of 25.5% in 2020 and $11.7 million at an effective tax rate of 25.4% in 2019. The increase in the provision in 2021 compared to 2020 reflected higher pre-tax income. The 50 basis point increase in the effective tax rate in 2021 as compared to 2020 was primarily due to non-deductible merger expenses and executive compensation, partially offset by higher BOLI income and tax exempt loan and investment securities interest income. The slight increase in the effective tax rate in 2020 compared to 2019 was due to a favorable deferred tax liability true-up recognized in 2019 and a lower tax benefit from BOLI income in 2020.

We file a consolidated return in the U.S. Federal tax jurisdiction and a combined return in the State of California tax jurisdiction. There were no ongoing federal or state income tax examinations at the issuance of this report. At December 31, 2021 and 2020, neither the Bank nor Bancorp had accruals for interest or penalties related to unrecognized tax benefits.

FINANCIAL CONDITION

Our assets increased $1.4 billion from December 31, 2020 to December 31, 2021. Increases reflected both the acquisition of ARB and organic growth.

Investment Securities

We maintain an investment securities portfolio to provide liquidity and to generate earnings on funds that have not been loaned to customers. Management determines the maturities and types of securities to be purchased based on liquidity and interest rate risk position, and the desire to attain a reasonable investment yield balanced with risk exposure. The table below shows the composition of the debt securities portfolio by expected maturity at December 31, 2021 and 2020. Expected maturities differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties. We estimate and update expected maturity dates regularly based on current and historical prepayment speeds. The weighted average life of the investment portfolio at December 31, 2021 and 2020 was approximately six and five years, respectively.

December 31, 2021	Within 1 Year		1-5 Years		5-10 Years		After 10 Years		Total
(dollars in thousands; unaudited)	AmortizedCost[1]	Average Yield[2]	AmortizedCost[1]	Average Yield[2]	AmortizedCost[1]	Average Yield[2]	AmortizedCost[1]	Average Yield[2]	Amortized Cost[1]	Fair Value	Average Yield[2]
Held-to-maturity:
MBS/CMOs issued by U.S. government agencies	$1,550	1.05%	$99,062	2.03%	$116,665	1.79%	$21,430	1.97%	$238,707	$239,856	1.90%
SBA-backed securities	—	—	4,840	3.17	—	—	—	—	4,840	5,038	3.17
Debentures of government-sponsored agencies	—	—	—	—	19,973	1.67	31,499	1.89	$51,472	50,571	1.80
Obligations of state and political subdivisions - tax-exempt[3]	—	—	—	—	16,686	1.92	—	—	16,686	16,794	1.92
Obligations of state and political subdivisions - taxable	101	4.58	—	—	25,327	2.17	5,089	2.39	$30,517	30,496	2.22
Total held-to-maturity	1,651	1.27	103,902	2.08	178,651	1.84	58,018	1.96	342,222	342,755	1.93
Available-for-sale:
MBS/CMOs issued by U.S. government agencies	13,262	1.24	202,848	1.67	459,936	1.79	87,623	1.26	763,669	759,576	1.69
SBA-backed securities	7	2.21	30,502	2.45	2,131	0.16	—	—	32,640	33,478	2.30
Debentures of government sponsored agencies	6,000	2.62	120,115	1.11	16,411	1.39	48,923	1.88	191,449	188,527	1.38
U.S. Treasury securities	—	—	—	—	11,886	1.00	—	—	11,886	11,630	1.00
Obligations of state and political subdivisions - tax-exempt[3]	1,322	3.73	21,026	2.69	92,375	2.60	—	—	114,723	119,970	2.63
Obligations of state and political subdivisions - taxable	1,128	2.86	1,011	3.24	12,147	1.56	—	—	14,286	14,030	1.78
Corporate bonds	2,013	2.73	31,000	1.03	5,988	1.23	—	—	39,001	38,495	1.15
Asset-backed securities	—	—	—	—	1,866	0.72	—	—	1,866	1,862	0.72
Total available-for-sale	23,732	1.93	406,502	1.57	602,740	1.87	136,546	1.48	1,169,520	1,167,568	1.72
Total	$25,383	1.89%	$510,404	1.68%	$781,391	1.86%	$194,564	1.62%	$1,511,742	$1,510,323	1.77%
December 31, 2020	Within 1 Year		1-5 Years		5-10 Years		After 10 Years		Total
(dollars in thousands; unaudited)	AmortizedCost[1]	Average Yield[2]	AmortizedCost[1]	Average Yield[2]	AmortizedCost[1]	Average Yield[2]	AmortizedCost[1]	Average Yield[2]	AmortizedCost[1]	Fair Value	Average Yield[2]
Held-to-maturity:
MBS/CMOs issued by U.S. government agencies	$—	—%	$76,378	1.89%	$24,444	2.51%	$—	—%	$100,822	$106,550	2.04%
SBA-backed securities	—	—	—	—	6,547	3.17	—	—	6,547	6,947	3.17
Obligations of state and political subdivisions - tax-exempt[3]	247	3.73	—	—	—	—	—	—	247	251	3.73
Obligations of state and political subdivisions - taxable	1,214	5.82	206	4.58	—	—	—	—	1,420	1,437	5.64
Total held-to-maturity	1,461	5.46	76,584	1.89	30,991	2.65	—	—	109,036	115,185	2.16

December 31, 2020	Within 1 Year		1-5 Years		5-10 Years		After 10 Years		Total
(dollars in thousands; unaudited)	AmortizedCost[1]	Average Yield[2]	AmortizedCost[1]	Average Yield[2]	AmortizedCost[1]	Average Yield[2]	AmortizedCost[1]	Average Yield[2]	AmortizedCost[1]	Fair Value	Average Yield[2]
Available-for-sale:
MBS/CMOs issued by U.S. government agencies	4,765	1.60	94,844	2.36	117,657	2.72	—	—	217,266	228,651	2.54
SBA-backed securities	—	—	16,994	2.40	13,947	3.43	—	—	30,941	32,862	2.86
Debentures of government sponsored agencies	9,993	2.18	5,984	2.62	1,976	1.42	1,991	1.39	19,944	20,186	2.16
Obligations of state and political subdivisions - tax-exempt[3]	1,011	2.28	16,437	3.00	82,618	2.73	—	—	100,066	105,681	2.77
Obligations of state and political subdivisions - taxable	2,642	2.83	2,179	3.06	—	—	—	—	4,821	4,971	2.93
Total available-for-sale	18,411	2.13	136,438	2.46	216,198	2.76	1,991	1.39	373,038	392,351	2.61
Total	$19,872	2.37%	$213,022	2.26%	$247,189	2.74%	$1,991	1.39%	$482,074	$507,536	2.51%
1 Book value reflects cost, adjusted for accumulated amortization and accretion.
2 Weighted average calculation is based on amortized cost of securities.
3 Yields on tax-exempt municipal bonds are presented on a taxable equivalent basis, using federal tax rate of 21%.

The amortized cost of our investment securities portfolio increased $1.03 billion or 214% during 2021. We purchased $620.2 million in securities in 2021 designated as available-for-sale to provide flexibility for liquidity and interest rate risk management. We also purchased $305.3 million in securities in 2021 designated as held-to-maturity. These purchases were offset by $181.7 million of paydowns, calls and maturities, and $6.6 million of sales during 2021. We also acquired $297.8 million in securities from ARB. The weighted average yield on the purchases of securities was 1.68% for the 2021 year and 1.60% for the fourth quarter of 2021.

During 2021, we purchased $287.6 million in agency mortgage-backed securities ("MBSs"), $271.7 million in debentures of government sponsored agencies, $268.6 million in agency collateralized mortgage obligations ("CMOs"), $60.7 million in obligations of state and political subdivisions and $37.0 million in corporate bonds. We consider agency debentures and CMOs issued by U.S. government sponsored entities to have low credit risk as they carry the credit support of the U.S. federal government. The debentures, CMOs and MBS issued by U.S. government sponsored agencies, SBA-backed securities and U.S. Treasury securities made up 85.6% of the portfolio at December 31, 2021, compared to 77.9% at December 31, 2020. See the discussion in the section captioned “Securities May Lose Value due to Credit Quality of the Issuers” in ITEM 1A Risk Factors above.

At December 31, 2021, distribution of our investment in obligations of state and political subdivisions was as follows:

	December 31, 2021			December 31, 2020
(dollars in thousands; unaudited)	Amortized Cost	Fair Value	Percent of State and Municipal Securities	Amortized Cost	Fair Value	Percent of State and Municipal Securities
Within California:
General obligation bonds	$25,036	$25,020	14.2%	$3,327	$3,565	3.1%
Revenue bonds	5,249	5,185	3.0	2,352	2,448	2.2
Tax allocation bonds	503	510	0.3	2,832	2,876	2.7
Total within California	30,788	30,715	17.5	8,511	8,889	8.0
Outside California:
General obligation bonds	117,278	121,303	66.5	78,299	82,100	73.5
Revenue bonds	28,146	29,272	16.0	19,744	21,351	18.5
Total outside California	145,424	150,575	82.5	98,043	103,451	92.0
Total obligations of state and political subdivisions	$176,212	$181,290	100.0%	$106,554	$112,340	100.0%
Percent of investment portfolio	11.7%	12.0%		22.1%	22.1%

The portion of the portfolio outside the state of California is distributed among thirteen states. Of the total investment in obligations of state and political subdivisions, the largest concentrations outside California are in

Texas (38.4%), Washington (16.4%), and Wisconsin (6.7%). Our investment in obligations issued by municipal issuers in Texas are either guaranteed by the AAA-rated Texas Permanent School Fund ("PSF") or backed by revenue sources from essential services (such as utilities and transportation). We have $6.0 million in obligations of Texas school district issuers having high concentrations in oil and gas industry taxpayers and all of them have credit guarantees from the PSF.

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
•Credit ratings by major credit rating agencies

Loans

Loans Outstanding by Class at December 31

(in thousands; unaudited)	2021	2020
Commercial and industrial	$301,602	$498,408
Real estate
Commercial owner-occupied	392,345	304,963
Commercial investor-owned	1,189,021	961,208
Construction	119,840	73,046
Home equity	88,746	104,813
Other residential	114,558	123,395
Installment and other consumer	49,533	22,723
Total loans, at amortized cost	2,255,645	2,088,556
Allowance for credit losses on loans	(23,023)	(22,874)
Total loans, net of allowance for credit losses	$2,232,622	$2,065,682

Loans increased $167.1 million in 2021, or 8%, to $2.256 billion at December 31, 2021, from $2.089 billion at December 31, 2020. Year-over-year growth was largely attributable to $419.4 million in loans from the ARB acquisition on August 6, 2021. Non-PPP loan originations of $181.7 million for the year were concentrated in commercial and real estate loans and compared to $165.5 million in 2020. 2021 payoffs included $218.1 million non-PPP loans, compared to $169.2 million in 2020. In 2021, PPP loan originations were $136.2 million and PPP loans forgiven and paid off were $328.5 million.

Non-PPP payoffs as a percentage of beginning of the year loan balances were 10.4% in 2021 and 9.2% in 2020. Approximately 86% and 77%, of total loans were secured by real estate at December 31, 2021 and 2020, respectively. The increase in the percentage secured by real estate from 2020 to 2021 was primarily due to a $180.4 million reduction in unsecured loans guaranteed by the SBA under the PPP, which are included in commercial and industrial loans. For additional information on loan concentration risk, see ITEM 1A, Risk Factors.

The following table summarizes our commercial real estate loan concentrations by the county in which the property was located as of December 31, 2021 and 2020.

Commercial Real Estate Loans Outstanding by County

(dollars in thousands; unaudited)	December 31, 2021		December 31, 2020
County	Amount	Percent of Commercial Real Estate Loans	Amount	Percent of Commercial Real Estate Loans
Marin	$349,445	22.1%	$348,106	27.5%
Sonoma	230,740	14.6	208,745	16.5
Napa	188,643	11.9	181,054	14.3
Alameda	176,871	11.2	164,921	13.0
San Francisco	172,120	10.9	169,902	13.4
Sacramento	113,120	7.2	11,970	0.9
Contra Costa	69,656	4.4	49,155	3.9
Solano	40,837	2.6	21,380	1.7
San Mateo	28,119	1.8	26,306	2.1
Santa Clara	20,070	1.3	10,505	0.8
Other	191,745	12.0	74,127	5.9
Total	$1,581,366	100.0%	$1,266,171	100.0%

Commercial real estate loans increased $315.2 million in 2021, compared to a $68.5 million increase in 2020. The increase was primarily due to the ARB acquisition and expanded footprint in Northern California. Of the commercial real estate loans at December 31, 2021, 75% were investor-owned and 25% were owner-occupied. Almost the entire commercial real estate loan portfolio is comprised of term loans for which the primary source of repayment is either the cash flow from the leasing activities of the real estate collateral or the operating cash flow of the owner occupant.

We occasionally provide interest-only term loans to borrowers who exhibit strong financial capacity and/or for commercial real estate loans during the occupancy stabilization period. After the initial interest-only payment period, these loans will normally require principal and interest payments. In addition, we may make interest-only concessions in a modified troubled debt restructuring ("TDR"). At December 31, 2021 and 2020, approximately 5.0% and 3.4%, respectively, of our commercial real estate loans contained an interest-only feature as part of the loan terms. All of these loans were current with their payments as of December 31, 2021. Except for three substandard classified loans to two borrowing relationships totaling $24.7 million (or 1.6%) as of December 31, 2021, all were considered to have low credit risk (graded "Pass").

The following table shows an analysis of construction loans by type and county as of December 31, 2021 and 2020.

Construction Loans Outstanding by Type and County

(dollars in thousands; unaudited)	December 31, 2021		December 31, 2020
Loan Type	Amount	Percent of Construction Loans	Amount	Percent of Construction Loans
Commercial real estate	$49,131	41.0%	$29,788	40.8%
Apartments and multifamily	45,978	38.4	22,331	30.6
1-4 Single family residential	19,564	16.3	18,308	25.1
Land - improved	3,966	3.3	1,371	1.9
Land - unimproved	1,201	1.0	1,248	1.6
Total	$119,840	100.0%	$73,046	100.0%

(dollars in thousands; unaudited)	December 31, 2021		December 31, 2020
County	Amount	Percent of Construction Loans	Amount	Percent of Construction Loans
San Francisco	$55,826	46.6%	$41,707	57.1%
Solano	16,367	13.7	9,020	12.3
Sonoma	13,640	11.4	10,058	13.8
Alameda	12,908	10.8	1,862	2.5
Marin	6,074	5.1	8,858	12.1
Sacramento	5,897	4.9	—	—
Contra Costa	5,613	4.7	1,541	2.2
Other	3,515	2.8	—	—
Total	$119,840	100.0%	$73,046	100.0%

Construction loans increased by $46.8 million in 2021, compared to an increase of $12.0 million in 2020. The increase in 2021 was primarily due to $48.8 million advanced on existing construction loans, $13.2 million in loans assumed in the ARB acquisition and $7.2 million in new financing. These increases were partially offset by $19.5 million in payoffs and $2.9 million in conversions to commercial real estate financing. The increase in 2020 primarily resulted from additional borrowings under existing construction loans as well as advances on six new construction loans to well-known, experienced builders. The increase was partially offset by the successful completion of projects, one of which converted to a permanent commercial real estate loan.

The following table presents the amortized costs and maturity distribution of our loans by class as of December 31, 2021 based on their contractual maturity dates. Maturities do not include scheduled payments or potential prepayments.

Loan Maturity Distribution

	Due within 1 year	Due after 1 through 5 years	Due after 5 through 15 years	Due after 15 years	Total
(in thousands; unaudited)
Commercial and industrial [1]	$97,719	$161,730	$36,111	$6,042	$301,602
Real estate
Commercial owner-occupied	26,036	98,920	259,867	7,522	392,345
Commercial investor-owned	33,656	329,994	794,920	30,451	1,189,021
Construction [2]	64,319	15,322	40,199	—	119,840
Home equity	1,799	25,870	58,498	2,579	88,746
Other residential	608	2,161	1,929	109,860	114,558
Installment and other consumer loans	1,699	5,925	41,640	269	49,533
Total	$225,836	$639,922	$1,233,164	$156,723	$2,255,645
1 Commercial and industrial due after 1 but within 5 years includes SBA PPP loans totaling $111.2 million (net of $2.5 million in unrecognized fees and costs), the majority of which are expected to be forgiven by the SBA in 2022.
2 Construction loans that mature after 5 years are structured to convert to permanent financing after the initial construction period.

The following table shows the mix of variable-rate loans to fixed-rate loans due after one year by class as of December 31 2021. The large majority of the variable-rate loans are tied to independent indices (such as the Prime Rate or a Treasury Constant Maturity Rate). Most loans with original terms of more than five years have provisions for the fixed rates to reset, or convert to variable rates, after three, five or seven years. These loans are included in variable-rate balances below.

Loan Interest Rate Sensitivity - Due After One Year

(in thousands; unaudited)	Fixed	Variable	Total
Commercial and industrial [1]	$175,697	$28,186	$203,883
Real estate			—
Commercial owner-occupied	184,142	182,167	366,309
Commercial investor-owned	677,655	477,710	1,155,365
Construction	33,626	21,895	55,521
Home equity	—	86,947	86,947
Other residential	3,465	110,485	113,950
Installment and other consumer loans	31,041	16,793	47,834
Total	$1,105,626	$924,183	$2,029,809
1 Commercial and industrial includes SBA PPP 1% fixed rate loans totaling $111.2 million (net of $2.5 million in unrecognized fees and costs), the majority of which are expected to be forgiven by the SBA in 2022.

Allowance for Credit Losses on Loans

As of December 31, 2021, we calculated the allowance for credit losses using the current expected loss methodology, or CECL, which required us to estimate credit losses over the expected life of a loan and consider future changes in macroeconomic conditions. All specifically identifiable and quantifiable losses are charged off against the allowance. The ultimate adequacy of the allowance depends on a variety of factors beyond our control, including the real estate market, changes in interest rates and economic and political environments. Based on the current conditions of the loan portfolio and reasonable and supportable forecasts, management believes that the $23.0 million allowance for credit losses at December 31, 2021 was adequate to absorb expected credit losses in our loan portfolio, but provides no assurance that adverse changes in economic conditions or other circumstances over the remaining terms of our loans will not result in increased losses in the portfolio. For information on our allowance for credit losses methodology and adoption of FASB ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, effective December 31, 2020, refer to Notes 1 and 3 to the Consolidated Financial Statements in ITEM 8 of this report.

The allowance for credit losses to loans was 1.02% at December 31, 2021 and 1.10% at December 31, 2020. The allowance for credit losses to loans, excluding SBA PPP loans and previously acquired loans was 1.07 and 1.27% at year-end 2021 and 2020, respectively (for a discussion of this non-GAAP financial measure, refer to ITEM 7, Reconciliation of GAAP and Non-GAAP Financial Measures section of this report).

The $149 thousand increase in the allowance for credit losses on loans in 2021 was largely due to loans acquired from ARB, partially offset by improvements in economic factors that drive the quantitative portion of the allowance. The $6.2 million increase in the allowance for credit losses in 2020 was almost entirely due to the impact of the COVID-19 pandemic and its effect on the local and regional economies and economic outlook coupled with the transition to the CECL method. For further information, refer to the Provision for Credit Losses section above, and Notes 1 and 3 to the Consolidated Financial Statements in ITEM 8 of this report.

Due to the high credit quality of our loan portfolio, net charge-offs have been minimal for the past several years. Net recoveries totaled $93 thousand in 2021, compared to net charge-offs of $1 thousand in 2020 and $44 thousand in 2019.

The following table shows the allocation of the allowance by loan class as well as the percentage of total loans in each of the same loan classes.

Allocation of Allowance for Credit Losses

	December 31, 2021		December 31, 2020
(dollars in thousands; unaudited)	Allowance balance allocation	Loans as a percent of total loans	Allowance balance allocation	Loans as a percent of total loans
Commercial and industrial	$1,709	13.4%	$2,530	23.9%
Real estate:
Commercial, owner-occupied	2,776	17.4	2,778	14.6
Commercial, investor-owned	12,739	52.7	12,682	46.0
Construction	1,653	5.3	1,557	3.5
Home Equity	595	3.9	738	5.0
Other residential	644	5.1	998	5.9
Installment and other consumer	621	2.2	291	1.1
Unallocated allowance	2,286	N/A	1,300	N/A
Total allowance for credit losses	$23,023		$22,874
Total percent		100.0%		100.0%
The table below shows the activity in the allowance for credit losses for each of the five years presented below.

Allowance for Credit Losses Rollforward

(dollars in thousands; unaudited)	2021	2020	2019
Beginning balance	$22,874	$16,677	$15,821
Impact of CECL adoption	—	1,604	—
Provision for (reversal of) credit losses	(1,449)	4,594	900
Initial allowance for PCD loans	1,505
Loans charged-off:
Commercial and industrial	—	(30)	(75)
Installment and other consumer	(5)	(1)	(3)
Total loans charged-off	(5)	(31)	(78)
Loans recovered:
Commercial and industrial	14	27	22
Real estate:
Commercial, investor-owned	—	—	12
Construction	34	3	—
Home equity	50	—	—
Total loans recovered	98	30	34
Net loans (charged-off) recovered	93	(1)	(44)
Ending balance	$23,023	$22,874	$16,677
Total loans, at amortized cost	$2,255,645	$2,088,556	$1,843,286
Average total loans outstanding during year	$2,155,982	$2,023,203	$1,775,193
Ratio of allowance for credit losses to total loans at end of year	1.02%	1.10%	0.90%
Net recoveries (charge-offs) to average loans	NM	NM	NM
NM - Not meaningful.

Net charge-offs and recoveries for the years ended December 31, 2021, 2020 and 2019 were considered insignificant.

The following shows non-performing assets and loans modified in a troubled debt restructuring ("TDR") for each of the years in the five-year period ended December 31, 2021.

Non-Performing and Loans and Troubled Debt Restructurings

(dollars in thousands; unaudited)	2021	2020
Non-accrual loans:
Real estate:
Commercial, owner-occupied	7,269	7,147
Commercial, investor-owned	694	1,610
Home equity	413	459
Installment and other consumer	—	17
Total non-accrual loans	8,376	9,233
Accruing TDR loans:[1]
Commercial and industrial	$1,183	$1,021
Real estate:
Commercial, investor-owned	179	3,305
Home equity	130	10
Installment and other consumer	607	735
Total accruing TDR loans	$2,099	$5,071
Total non-accrual and accruing TDR loans	$10,475	$14,304
Criticized and classified loans:
Special mention	$73,263	$86,852
Substandard	$36,121	$25,829
Doubtful	$114	$—
Allowance for credit losses to non-accrual loans	2.75x	2.48x
Non-accrual loans to total loans	0.37%	0.44%
[1] Excludes TDR loans on non-accrual status that are included above.
Non-Accrual and TDR

Non-accrual loans decreased by $857 thousand primarily due to $1.0 million in payoffs and paydowns, partially offset by a $114 thousand well-secured investor-owned commercial real estate loan assumed in the ARB acquisition and one $67 thousand home equity loan placed on non-accrual status in 2021.

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

Total accruing TDR loans were $2.1 million and $5.1 million as of December 31, 2021 and 2020, respectively. The $3.0 million decrease in 2021 was primarily due to $4.0 million in paydowns and payoffs, partially offset by two loans totaling $1.0 million that were designated as TDRs during 2021. The $6.2 million decrease from 2019 to 2020 primarily related to the two existing well-secured commercial real estate TDR loans totaling $7.1 million that were transferred to non-accrual status coupled with payoffs and paydowns, partially offset by the $2.1 million in new TDR loans mentioned above.

For information regarding temporary relief from TDR accounting afforded by the CARES Act, refer to the Executive Summary section above and Note 3 to the Consolidated Financial Statements in ITEM 8, under “Troubled Debt Restructuring."

Criticized and Classified Loans

Loans designated as special mention decreased by $13.6 million in 2021, primarily due to $18.9 million in paydowns and payoffs, $33.1 million in upgrades to a pass risk rating and two loans that were downgraded from special mention to substandard totaling $5.4 million. These decreases were partially offset by $17.2 million in loans that were downgraded from pass/watch, $13.5 million in loans assumed in the ARB acquisition, and $13.2 million in loans that were upgraded from substandard to special mention during 2021. Of the $17.2 million in downgrades, $13.2 million were well-secured by commercial real estate and the remaining $4.0 million in commercial loans had strong support. Loans designated special mention increased by $13.5 million in 2020, driven by loan downgrades totaling $31.0 million. Of these downgrades, approximately $24.5 million were loans to borrowers that were impacted by the pandemic, all of which were well-secured by commercial real estate. These additions to special mention were mostly offset by $15.8 million in upgrades to pass risk ratings, paydowns and payoffs, and $2.2 million in loans downgraded from special mention to substandard in 2020. Loans designated as special mention exhibit potential weakness that deserve close attention.

Loans classified substandard increased by $13.3 million in 2021, primarily due to downgrades totaling $25.4 million and $2.3 million in substandard loans assumed in the ARB acquisition. Of the downgraded loans, $24.2 million were secured by commercial real estate. The downgrades were partially offset by $13.2 million in upgrades to special mention and $4.2 million in paydowns and payoffs. Loans classified substandard increased by $15.9 million in 2020, primarily due to downgrades totaling $18.5 million. Of these loans, $13.4 million were to borrowers that requested payment relief due to the pandemic, all of which were well-secured by commercial real estate. These downgrades to substandard were partially offset by approximately $2.8 million in payoffs and risk rating upgrades. Loans classified substandard decreased by $2.7 million during 2019 primarily due to the payoff of a land development loan.

Refer to Note 3 to the Consolidated Financial Statements in ITEM 8 of this report for an allocation of criticized and classified loans by loan class.

Other Assets

BOLI totaled $61.5 million at December 31, 2021, compared to $43.6 million at December 31, 2020, and is recorded in other assets. The increase of $17.9 million was primarily due to the acquisition of $15.7 million in ARB policies and the purchase of $1.9 million in new policies.

Interest receivable and other assets totaled $51.4 million and $36.5 million at December 31, 2021 and 2020, respectively. The $14.9 million increase was primarily due to a $6.4 million increase in net deferred tax assets, a $4.9 million increase in FHLB stock and a $2.6 million increase in accrued interest on investment securities as discussed below.

Net deferred tax assets totaled $13.3 million and $6.9 million at December 31, 2021 and 2020, respectively. Deferred tax assets consist primarily of tax benefits expected to be realized in future periods related to temporary differences such as the allowances for credit losses and unfunded loan commitments, net operating loss carryforwards, and deferred compensation and salary continuation plans. The $6.4 million increase in net deferred tax assets in 2021 was primarily due to a $4.5 million decrease in deferred tax liabilities related to changes in unrealized gains on available-for-sale investment securities, a $1.6 million increase in deferred tax assets related to the change in deferred compensation plan and salary continuation plan, a $781 thousand increase in deferred tax assets related to accrued but unpaid expenses and a $640 thousand increase in deferred tax assets related to fair value adjustments on acquired loans. These increases were partially offset by a $820 thousand increase in deferred tax liabilities related to the increase in core deposit intangibles. Management believes deferred tax assets will be realizable due to our consistent record of earnings and the expectation that earnings will continue at a level adequate to realize such benefits. Therefore, no valuation allowance was established as of December 31, 2021 or 2020. For additional information, refer to Note 11 to the Consolidated Financial Statements in ITEM 8 of this report.

We held $16.7 million and $11.9 million of FHLB stock recorded at cost in other assets at December 31, 2021 and 2020, respectively. The increase in 2021 resulted from the acquisition of $4.9 million of ARB's FHLB stock. The FHLB paid $760 thousand, $654 thousand and $799 thousand in cash dividends in 2021, 2020 and 2019, respectively. For additional information, refer to Note 2 to the Consolidated Financial Statements in ITEM 8 of this report.

Accrued interest on investment securities totaled $4.8 million and $2.2 million at December 31, 2021 and 2020, respectively. The increase was primarily due to purchases of $925.6 million in securities and acquisition of $297.8 million in securities from ARB.

Deposits

Deposits grew by $1.304 billion, to $3.809 billion at December 31, 2021, compared to $2.504 billion at December 31, 2020. Non-interest bearing deposits grew by $555.6 million in 2021 and made up 50% of total deposits at year-end. See ITEM 1A, Risk Factors, for a discussion of potential risks associated with concentrations and volatility due to activity of our large deposit customers and impact of the SBA PPP loans. Our relationship banking model is the foundation for the strong deposit base and allows us to proactively and strategically address changes in the interest rate environment and technology adoption by our customers.

Distribution of Average Deposits

The table below shows the relative composition of our average deposits for 2021 and 2020. For average rates paid on deposits, refer to Average Statements of Condition and Analysis of Net Interest Income table in ITEM 7- Management's Discussion and Analysis of Financial Condition and Results of Operations.

	As of December 31,
	2021		2020
(in thousands; unaudited)	Average Amount	Percent of Total	Average Amount	Percent of Total
Non-interest bearing	$1,628,289	52.7%	$1,308,199	52.3%
Interest-bearing transaction	217,924	7.0	148,817	5.9
Savings	268,397	8.7	184,146	7.4
Money market [1]	864,625	27.9	763,689	30.5
Time deposits, including CDARS:	115,393	3.7	96,558	3.9
Total average deposits	$3,094,628	100.0%	$2,501,409	100.0%
1 Money market balances include Insured Cash Sweep® ("ICS") in both 2021 and 2020. Demand Deposit Marketplace SM ("DDM") and ICS balances are discussed in Note 6 to the Consolidated Financial Statements in ITEM 8 of this report.
Total estimated uninsured deposits as of December 31, 2021 and December 31, 2020 were $1.830 billion and $1.116 billion, respectively.

Maturities of Uninsured Time Deposits

The following table shows time deposits by account that are in excess of $250,000 by time remaining to maturity at December 31, 2021.

	December 31, 2021
(in thousands; unaudited)	Total	Uninsured Portion
Three months or less	$17,568	$10,568
Over three months through six months	5,155	1,405
Over six months through twelve months	10,991	5,491
Over twelve months	20,307	10,557
Total	$54,021	$28,021

Borrowings

As of December 31, 2021 and 2020, respectively, our available borrowing capacity included $820.5 million and $642.5 million in secured lines of credit with FHLB and $70.8 million and $78.7 million with the Federal Reserve Bank of San Francisco (“FRBSF”). We also had $150.0 million and $135.0 million in unsecured lines with correspondent banks to cover any short or long-term borrowing needs at December 31, 2021 and 2020, respectively. There were no FHLB overnight borrowings at December 31, 2021 or 2020. The FRBSF and correspondent bank lines were not utilized at December 31, 2021 or 2020.

As part of a bank acquisition in 2013, we assumed a subordinated debenture due to the NorCal Community Bancorp Trust II with a contractual balance of $4.1 million. On March 15, 2021, we redeemed the $2.8 million subordinated debenture (accreted value), which carried an average interest rate of 5.68% in 2020.

For additional information, see Note 7, Borrowings and Other Obligations, in ITEM 8 of this report.

Deferred Compensation Obligations

We maintain a non-qualified, unfunded deferred compensation plan for certain key management personnel. Under this plan, participating employees may defer compensation, which will entitle them to receive certain payments for up to fifteen years commencing upon retirement, death, disability or termination of employment. The participating employee may elect to receive payments over periods not to exceed fifteen years. A similar Deferred Director Fee Plan entitles participating members of the Board of Directors to receive payments as elected by the participant upon separation from service, death, disability or termination of service. At December 31, 2021 and 2020, our aggregate payment obligations under both plans totaled $7.9 million and $4.7 million, respectively.

Our Salary Continuation Plan ("SERP") provides a percentage of salary continuation benefits to a select group of executive management upon retirement at age sixty-five and reduced benefits upon early retirement.  At December 31, 2021 and 2020, our liability under the SERP was $5.3 million and $3.2 million, respectively, and is recorded in interest payable and other liabilities in the Consolidated Statements of Condition. The Plan is unfunded and non-qualified for tax purposes and for purposes of Title I of the Employee Retirement Income Security Act of 1974.

Increases in obligations under both the deferred compensation plan and SERP in 2021 were due to the assumption of the liabilities from the ARB acquisition.

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

The Bank's total risk-based capital ratio decreased from 15.8% at December 31, 2020 to 14.4% at December 31, 2021, primarily due to $64.0 million in dividends paid to Bancorp to cover share repurchases, quarterly common stock dividends, and operating costs, partially offset by the Bank's $37.4 million net income in 2021. Bancorp's total risk-based capital ratio was 16.0% at December 31, 2020 and 14.6% at December 31, 2021. Bancorp's 2020 Tier 1 capital included a subordinated debenture due to NorCal Community Bancorp Trust II, which was recorded only at the parent company level and accounted for approximately 18 basis points of the total risk-based capital ratio as of December 31, 2020. This subordinated debenture was early redeemed on March 15, 2021.

Bancorp's share repurchase program and activity are discussed in detail in ITEM 5 and in Note 8 to the Consolidated Financial Statements in ITEM 8 of this report. We expect to maintain strong capital levels and do not expect that we will be required to raise additional capital in 2022. Our anticipated sources of capital in 2022 include future earnings and shares issued under the stock-based compensation program.

Liquidity and Capital Resources

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

The most significant component of our daily liquidity position is customer deposits. The attraction and retention of new deposits depends upon the variety and effectiveness of our customer account products, service and convenience, rates paid to customers, and our financial strength. The cash cycles and unique business activities of some of our large commercial depositors may cause short-term fluctuations in their deposit balances held with us. Since 2020 the banking industry has experienced abundant liquidity driven by pandemic-related government programs such as PPP and stimulus checks as well as an elevated savings rate system-wide.

Our cash and cash equivalents increased $147.3 million from December 31, 2020. The most significant source of liquidity during 2021 was deposit growth of $514.3 million (exclusive of deposits added through the ARB acquisition). Proceeds from loans collected net of origination was $256.9 million, mainly due to SBA PPP loan forgiveness. Proceeds from principal paydowns, maturities and sales of investment securities totaled $188.4 million. In addition, $140.6 million of cash was acquired from ARB, and $45.3 million in net cash was provided by operating activities.

Significant uses of liquidity during 2021 were $925.6 million in investment securities purchased, $40.8 million in common stock repurchases, 13.9 million for a repayment of an FHLB loan acquired from ARB, $13.1 million in cash dividends paid on common stock to our shareholders, and $4.1 million in repayment of a subordinated debenture. Refer to the Consolidated Statement of Cash Flows in this Form 10-K for additional information on our sources and uses of liquidity. Management anticipates that our current strong liquidity position and core deposit base are adequate to fund our operations.

Undrawn credit commitments, as discussed in Note 16 to the Consolidated Financial Statements in ITEM 8 of this report, totaled $634.2 million at December 31, 2021. We expect to fund these commitments to the extent utilized primarily through the repayment of existing loans, deposit growth and liquid assets. Over the next twelve months, 109.8 million of time deposits will mature. We expect to replace these funds with new deposits. Our emphasis on local deposits, combined with our liquid investment portfolio, provides a very stable funding base.

Since Bancorp is a holding company and does not conduct regular banking operations, its primary sources of liquidity are dividends from the Bank. Under the California Financial Code, payment of a dividend from the Bank to Bancorp without advance regulatory approval is restricted to the lesser of the Bank’s retained earnings or the amount of the Bank’s net profits from the previous three fiscal years less the amount of dividends paid during that period. The primary uses of funds for Bancorp are stock repurchases, shareholder dividends and ordinary operating expenses.  Bancorp held $6.6 million of cash at December 31, 2021. Management anticipates that there will be sufficient earnings at the Bank to provide dividends to Bancorp to meet its funding requirements for the foreseeable future.

ITEM 7A.     Quantitative and Qualitative Disclosures about Market Risk

Market risk is defined as the risk of loss arising from an adverse change in the market value (or prices) of financial instruments. A significant form of market risk is interest rate risk, which is inherent in our lending, investment, borrowing, and deposit gathering activities. The Bank manages interest rate sensitivity to maximize our net interest margin, earnings, and capital over a variety of interest rate scenarios. Interest rate changes can create fluctuations in the net interest margin due to an imbalance in the timing of repricing or maturity of assets or liabilities.

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

ALCO and the Board of Directors review our exposure to interest rate risk at least quarterly. We use simulation models to measure interest rate risk and to evaluate strategies to improve profitability. A simplified static statement of condition is prepared on a quarterly basis as a starting point, using instrument level data of our actual loans, investments, borrowings and deposits as inputs. If potential changes to net equity value and net interest income resulting from hypothetical interest rate changes are not within the limits established by the Board of Directors, management may adjust the asset and liability mix to bring the risk position within approved limits or take other actions. At December 31, 2021, interest rate risk was within policy guidelines established by ALCO and the Board. One set of interest rates modeled and evaluated against flat interest rates is a series of immediate parallel shifts in the yield curve. These are provided in the following table as an example rather than an expectation of likely interest rate movements.

Effect of Interest Rate Change on Net Interest Income (NII)
Immediate Changes in Interest Rates (in basis points)	Estimated Change in NII in Year 1 (as percent of NII)	Estimated Change in NII in Year 2 (as percent of NII)
up 400	(6.7)%	4.9%
up 300	(4.8)%	4.2%
up 200	(3.0)%	3.1%
up 100	(1.4)%	1.8%
down 100	(2.2)%	(5.2)%

Interest rate sensitivity is a function of the repricing characteristics of our assets and liabilities. The Bank runs a combination of scenarios and sensitivities in its attempt to capture the range of interest rate risk including the simulations mentioned above. As with any simulation model or other method of measuring interest rate risk, limitations are inherent in the process and dependent on assumptions. For example, if we choose to pay interest on certain business deposits that are currently non-interest bearing, causing those deposits to become rate sensitive in the future, we would become less asset sensitive than the model currently indicates. Assets and liabilities may react differently to changes in market interest rates in terms of both timing and responsiveness to market rate movements. Important deposit modeling assumptions are the speed of deposit run-off and the amount by which interest-bearing deposit rates increase or decrease when market interest rates change, otherwise known as the deposit beta. We applied an average deposit beta of 58% to rates paid on interest-bearing deposits in rising rate scenarios, reflected in the table above. However, our historical beta in the prior rising rate cycle was less than half of the modeled beta. Further, the actual rates and timing of prepayments on loans and investment securities could vary significantly from the assumptions applied in the various scenarios. Lastly, changes in U.S. Treasury rates accompanied by a change in the shape of the yield curve could produce different results from those presented in the table. Accordingly, the results presented should not be relied upon as indicative of actual results in the event of changing market interest rates.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of
Bank of Marin Bancorp

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated statements of condition of Bank of Marin Bancorp and subsidiary (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2021 and 2020, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

Allowance for Credit Losses - Loans

As discussed in Notes 1 and 3 to the consolidated financial statements, the allowance for credit losses on loans at December 31, 2021 was $23 million on a total loan portfolio of $2.2 billion. The allowance for credit losses provides an estimate of lifetime expected losses in the loan portfolio. The measurement of expected credit losses is based on relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts that affect the collectability of the financial assets.

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

The primary procedures we performed to address this critical audit matter included:

a.Testing the design, implementation, and operating effectiveness of controls related to management’s calculation of the allowance for credit losses on loans, including controls over the forecasted economic conditions used, probabilities of default, loss given default, prepayments and curtailments, and qualitative internal and external risk factors used.
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
e.Obtaining management’s analysis and supporting documentation related to the qualitative internal and external risk factors, and testing whether the qualitative factors used in the calculation of the allowance for credit losses on loans are reasonable and supportable based on the analysis provided by management.
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

Merger of American River Bankshares – Valuation of Acquired Loans

As discussed in Notes 1 and 18 to the consolidated financial statements, on August 6, 2021 (the “merger date”), American River Bankshares (“AMRB”) merged with and into Bank of Marin Bancorp (“Bancorp”), with Bank of Marin Bancorp surviving. On August 7, 2021, American River Bank (“ARB”) merged with and into Bank of Marin, with Bank of Marin (the “Bank”) surviving, (collectively the “Merger”). Total merger consideration, including cash paid for outstanding options and cash paid in lieu of fractional shares was approximately $124.5 million. The merger was accounted for using the acquisition method of accounting in which assets, liabilities and consideration exchanged were recorded at their respective fair value at the merger date.

We identified the valuation of acquired loans as a critical audit matter. The principal considerations for our determination of valuation of acquired loans as a critical audit matter are the level of management judgement involved in evaluating management’s identification of loans with evidence of credit deterioration, the need for specialized skill in evaluating the reasonableness of unobservable inputs and assumptions used in management’s estimation of fair value of all acquired loans. Auditing management’s judgements regarding identification of loans with evidence of credit deterioration and evaluating unobservable inputs and assumptions used in the measurement of allowance for credit loss require a high degree of subjectivity.

The primary procedures we performed to address this critical audit matter included:

a.Testing the design, implementation, and operating effectiveness of internal controls related to the completeness and accuracy of acquired loan level data, management’s estimate of fair value of acquired loans, including the method and assumptions used to estimate fair value, internal controls over the measurement of merger date allowance for credit loss on purchase credit deteriorated loans.
b.Testing the completeness and accuracy of loans determined to have credit deterioration at merger date and evaluating the reasonableness of the criteria used by management in their identification of purchase credit deteriorated loans.
c.Testing the completeness and accuracy of acquired loan level data used in the fair value estimate calculation.
d.Utilizing an internal firm specialist to evaluate the reasonableness of significant assumptions and methods used by management, by preparing an independent fair value calculation, as well as an assessment of the overall reasonableness of the fair value estimates of all acquired loans.
e.Testing the appropriateness of the methodology and significant assumptions used in the calculation of allowance for credit losses on acquired loans identified as purchase credit deteriorated.

/s/ Moss Adams LLP

Sacramento, California
March 15, 2022

We have served as the Company’s auditor since 2004.

March 15, 2022

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

Management conducted an assessment of the effectiveness of internal control over financial reporting as of December 31, 2021, utilizing the framework established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2021.

The Company's independent registered public accounting firm, Moss Adams LLP, has issued an attestation report on our internal control over financial reporting, which appears on the previous page.

/s/ Timothy D. Myers
Timothy D. Myers, President and Chief Executive Officer

/s/ Tani Girton
Tani Girton, EVP and Chief Financial Officer

BANK OF MARIN BANCORP CONSOLIDATED STATEMENTS OF CONDITION
December 31, 2021 and 2020

(in thousands, except share data)	2021	2020
Assets
Cash, cash equivalents and restricted cash	$347,641	$200,320
Investment securities:
Held-to-maturity, at amortized cost (net of zero allowance for credit losses at December 31, 2021 and 2020 1)	342,222	109,036
Available-for-sale, at fair value (net of zero allowance for credit losses at December 31, 2021 and 20201)	1,167,568	392,351
Total investment securities	1,509,790	501,387
Loans, at amortized cost	2,255,645	2,088,556
Allowance for credit losses on loans [1]	(23,023)	(22,874)
Loans, net of allowance for credit losses on loans	2,232,622	2,065,682
Goodwill	72,754	30,140
Bank-owned life insurance	61,473	43,552
Operating lease right-of-use assets	23,604	25,612
Bank premises and equipment, net	7,558	4,919
Core deposit intangible	6,605	3,831
Other real estate owned	800	—
Interest receivable and other assets	51,362	36,483
Total assets	$4,314,209	$2,911,926
Liabilities and Stockholders' Equity
Liabilities
Deposits:
Non-interest bearing	$1,910,240	$1,354,650
Interest bearing:
Transaction accounts	290,813	183,552
Savings accounts	340,959	201,507
Money market accounts	1,116,303	667,107
Time accounts	150,235	97,433
Total deposits	3,808,550	2,504,249
Borrowings and other obligations	419	58
Subordinated debenture	—	2,777
Operating lease liabilities	25,429	27,062
Interest payable and other liabilities	29,443	19,527
Total liabilities	3,863,841	2,553,673
Stockholders' Equity
Preferred stock, no par value, Authorized - 5,000,000 shares, none issued	—	—
Common stock, no par value, Authorized - 30,000,000 shares; Issued and outstanding - 15,929,243 and 13,500,453 at December 31, 2021 and 2020, respectively	212,524	125,905
Retained earnings	239,868	219,747
Accumulated other comprehensive (loss) income, net of taxes	(2,024)	12,601
Total stockholders' equity	450,368	358,253
Total liabilities and stockholders' equity	$4,314,209	$2,911,926
1 Refer to Note 1, Summary of Accounting Policies, for information on the adoption of ASU 2016-13 in 2020.

The accompanying notes are an integral part of these consolidated financial statements.

BANK OF MARIN BANCORP CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years ended December 31, 2021, 2020 and 2019

(in thousands, except per share amounts)	2021	2020	2019
Interest income
Interest and fees on loans	$91,612	$84,674	$84,331
Interest on investment securities	16,342	14,503	14,785
Interest on federal funds sold and due from banks	399	461	1,321
Total interest income	108,353	99,638	100,437
Interest expense
Interest on interest-bearing transaction accounts	172	186	347
Interest on savings accounts	94	68	70
Interest on money market accounts	1,520	2,009	3,439
Interest on time accounts	246	554	595
Interest on borrowings and other obligations	9	4	77
Interest on subordinated debentures	1,361	158	229
Total interest expense	3,402	2,979	4,757
Net interest income	104,951	96,659	95,680
(Reversal of) provision for credit losses on loans	(1,449)	4,594	900
(Reversal of) provision for credit losses on unfunded loan commitments	(992)	1,570	129
Net interest income after (reversal of) provision for credit losses and unfunded loan commitments	107,392	90,495	94,651
Non-interest income
Wealth Management and Trust Services	2,222	1,851	1,907
Earnings from bank-owned life insurance, net	2,194	973	1,196
Debit card interchange fees, net	1,812	1,438	1,586
Service charges on deposit accounts	1,593	1,314	1,865
Dividends on FHLB stock	760	654	799
Merchant interchange fees, net	422	239	331
(Losses) gains on investment securities, net	(16)	915	55
Other income	1,145	1,166	1,345
Total non-interest income	10,132	8,550	9,084
Non-interest expense
Salaries and employee benefits	41,939	34,393	34,253
Occupancy and equipment	7,302	6,943	6,143
Data processing	5,139	3,184	3,717
Professional services	4,974	2,181	2,132
Depreciation and amortization	1,740	2,149	2,228
Information technology	1,550	1,050	1,065
Amortization of core deposit intangible	1,135	853	887
Directors' expense	957	713	735
Federal Deposit Insurance Corporation insurance	889	474	361
Charitable contributions	587	1,034	508
Other expense	6,426	5,484	5,812
Total non-interest expense	72,638	58,458	57,841
Income before provision for income taxes	44,886	40,587	45,894
Provision for income taxes	11,658	10,345	11,653
Net income	$33,228	$30,242	$34,241
Net income per common share:
Basic	$2.32	$2.24	$2.51
Diluted	$2.30	$2.22	$2.48
Weighted average common shares:
Basic	14,340	13,525	13,620
Diluted	14,422	13,617	13,794
Comprehensive income:
Net income	$33,228	$30,242	$34,241
Other comprehensive (loss) income:
Change in net unrealized gains or losses on available-for-sale securities	(21,281)	11,891	11,839
Reclassification adjustment for losses (gains) on available-for-sale securities in net income	16	(915)	(55)
Amortization of net unrealized losses on securities transferred from available-for-sale to held-to-maturity	493	524	445
Other comprehensive (loss) income, before tax	(20,772)	11,500	12,229
Deferred tax (benefit) expense	(6,147)	3,402	3,624
Other comprehensive (loss) income, net of tax	(14,625)	8,098	8,605
Comprehensive income	$18,603	$38,340	$42,846

The accompanying notes are an integral part of these consolidated financial statements.

BANK OF MARIN BANCORP CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Years ended December 31, 2021, 2020 and 2019

(in thousands, except share data)	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Taxes	Total
	Shares	Amount
Balance at December 31, 2018	13,844,353	$140,565	$179,944	$(4,102)	$316,407
Net income	—	—	34,241	—	34,241
Other comprehensive income	—	—	—	8,605	8,605
Stock options exercised, net of shares surrendered for cashless exercises and tax withholdings	45,553	669	—	—	669
Stock issued under employee stock purchase plan	1,355	54	—	—	54
Stock issued under employee stock ownership plan	30,075	1,245	—	—	1,245
Restricted stock granted	29,110	—	—	—	—
Restricted stock surrendered for tax withholdings upon vesting	(5,240)	(220)	—	—	(220)
Restricted stock forfeited / cancelled	(18,333)	—	—	—	—
Stock-based compensation - stock options	—	495	—	—	495
Stock-based compensation - restricted stock	—	1,017	—	—	1,017
Cash dividends paid on common stock ($0.80 per share)	—	—	(10,958)	—	(10,958)
Stock purchased by directors under director stock plan	591	24	—	—	24
Stock issued in payment of director fees	5,544	231	—	—	231
Stock repurchased, net of commissions	(356,000)	(15,022)	—	—	(15,022)
Balance at December 31, 2019	13,577,008	$129,058	$203,227	$4,503	$336,788
Net income	—	—	30,242	—	30,242
Other comprehensive income	—	—	—	8,098	8,098
Cumulative effect of change in accounting principal ASU 2016-13[1]	—	—	(1,216)	—	(1,216)
Stock options exercised, net of shares surrendered for cashless exercises and tax withholdings	65,407	1,304	—	—	1,304
Stock issued under employee stock purchase plan	2,392	72	—	—	72
Stock issued under employee stock ownership plan	39,900	1,289	—	—	1,289
Restricted stock granted	29,100	—	—	—	—
Restricted stock surrendered for tax withholdings upon vesting	(2,200)	(73)	—	—	(73)
Restricted stock forfeited / cancelled	(14,314)	—	—	—	—
Stock-based compensation - stock options	—	319	—	—	319
Stock-based compensation - restricted stock	—	884	—	—	884
Cash dividends paid on common stock ($0.92 per share)	—	—	(12,506)	—	(12,506)
Stock purchased by directors under director stock plan	1,146	43	—	—	43
Stock issued in payment of director fees	5,723	217	—	—	217
Stock repurchased, net of commissions	(203,709)	(7,208)	—	—	(7,208)
Balance at December 31, 2020	13,500,453	$125,905	$219,747	$12,601	$358,253
Net income	—	—	33,228	—	33,228
Other comprehensive loss	—	—	—	(14,625)	(14,625)
Stock options exercised, net of shares surrendered for cashless exercises and tax withholdings	36,338	463	—	—	463
Stock issued under employee stock purchase plan	2,648	90	—	—	90
Stock issued under employee stock ownership plan	36,075	1,330	—	—	1,330
Restricted stock granted	30,742	—	—	—	—
Restricted stock surrendered for tax withholdings upon vesting	(4,211)	(166)	—	—	(166)
Restricted stock forfeited / cancelled	(3,848)	—	—	—	—
Stock-based compensation - stock options	—	491	—	—	491
Stock-based compensation - restricted stock	—	481	—	—	481
Cash dividends paid on common stock ($0.94 per share)	—	—	(13,107)	—	(13,107)
Stock purchased by directors under director stock plan	1,034	34	—	—	34
Stock issued in payment of director fees	6,443	217	—	—	217
Stock issued to American River Bankshares shareholders	3,441,235	124,401			124,401
Stock repurchased, net of commissions	(1,117,666)	(40,722)	—	—	(40,722)
Balance at December 31, 2021	15,929,243	$212,524	$239,868	$(2,024)	$450,368
1 Refer to Note 1, Summary of Accounting Policies, for information on the adoption of ASU 2016-13 in 2020.
The accompanying notes are an integral part of these consolidated financial statements.

BANK OF MARIN BANCORP CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2021, 2020 and 2019

(in thousands)	2021	2020	2019
Cash Flows from Operating Activities:
Net income	$33,228	$30,242	$34,241
Adjustments to reconcile net income to net cash provided by operating activities:
(Reversal of) provision for credit losses on loans	(1,449)	4,594	900
(Reversal of) provision for credit losses on unfunded loan commitments	(992)	1,570	129
Noncash contribution expense to employee stock ownership plan	1,330	1,289	1,245
Noncash director compensation expense	347	301	301
Stock-based compensation expense	972	1,203	1,512
Amortization of core deposit intangible	1,135	853	887
Amortization of investment security premiums, net of accretion of discounts	5,799	1,354	1,633
Accretion of discount on acquired loans	(571)	(165)	(353)
Accretion of discount on subordinated debentures	1,347	69	68
Net change in deferred loan origination costs/fees	(3,155)	5,040	(348)
Loss (gain) on sale of investment securities	16	(915)	(55)
Depreciation and amortization	1,740	2,149	2,228
Earnings on bank-owned life insurance policies	(2,194)	(973)	(1,196)
Net changes in:
Interest receivable and other assets	5,554	(5,135)	(329)
Interest payable and other liabilities	2,146	(631)	70
Total adjustments	12,025	10,603	6,692
Net cash provided by operating activities	45,253	40,845	40,933
Cash Flows from Investing Activities:
Purchase of held-to-maturity securities	(305,329)	—	(3,549)
Purchase of available-for-sale securities	(620,236)	(97,544)	(110,934)
Proceeds from sale of available-for-sale securities	6,632	33,756	66,081
Proceeds from paydowns/maturities of held-to-maturity securities	71,682	28,144	23,005
Proceeds from paydowns/maturities of available-for-sale securities	110,059	114,991	86,044
Loan principal collected, net of originations	256,856	(249,337)	(77,827)
Purchase of bank-owned life insurance policies	(1,943)	(941)	(2,997)
Cash receipts from bank-owned life insurance policies	2,478	—	1,533
Purchase of premises and equipment	(1,044)	(981)	(542)
Cash and cash equivalents acquired from American River Bankshares	140,577	—	—
Purchase of Federal Home Loan Bank stock	—	(176)	(616)
Cash paid for low income housing tax credit investment	(398)	(1,355)	(952)
Net cash used in investing activities	(340,666)	(173,443)	(20,754)
Cash Flows from Financing Activities:
Net increase in deposits	514,279	167,760	161,649
Proceeds from stock options exercised	463	1,304	669
Payment of tax withholdings for vesting of restricted stock	(166)	(73)	(220)
Federal Home Loan Bank (repayment) borrowings	(13,885)	—	(7,000)
Repayment of subordinated debenture including execution costs	(4,126)	—	—
Repayment of finance lease obligations	(86)	(172)	(168)
Cash dividends paid on common stock	(13,107)	(12,506)	(10,958)
Stock repurchased, net of commissions	(40,762)	(6,898)	(15,062)
Proceeds from stock issued under employee and director stock purchase plans	124	115	78
Net cash provided by financing activities	442,734	149,530	128,988
Net increase in cash, cash equivalents and restricted cash	147,321	16,932	149,167
Cash, cash equivalents and restricted cash at beginning of period	200,320	183,388	34,221
Cash, cash equivalents and restricted cash at end of period	$347,641	$200,320	$183,388
Supplemental disclosure of cash flow information:
Cash paid in interest	$2,105	$2,948	$4,659
Cash paid in income taxes	$12,350	$13,065	$12,738
Supplemental disclosure of noncash investing and financing activities:
Change in net unrealized gain or loss on available-for-sale securities	$(21,281)	$11,891	$11,839
Stock issued to employee stock ownership plan	$1,330	$1,289	$1,245
Cumulative effect of change in accounting principle ASU 2016-13	$—	$(1,216)	$—
Amortization of net unrealized loss on available-for-sale securities transferred to held-to-maturity	$493	$524	$445
Repurchase of stock not yet settled	$373	$413	$103
Stock issued in payment of director fees	$217	$217	$231
Acquisition: Fair value of assets acquired, excluding cash and cash equivalents	$757,844	$—	$—
Fair value of liabilities assumed	$816,558	$—	$—
Restricted cash [1]	$4,395	$2,700	$6,516
[1]Restricted cash includes reserve requirements held with the Federal Reserve Bank of San Francisco and other cash pledged. In response to the COVID-19 pandemic, the Federal Reserve reduced the reserve requirement ratios to zero percent effective March 26, 2020.
The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1:  Summary of Significant Accounting Policies

Nature of Operations - Bank of Marin Bancorp ("Bancorp"), headquartered in Novato, California, conducts business primarily through its wholly-owned subsidiary, Bank of Marin (the "Bank"), a California state-chartered commercial bank that provides a wide range of financial services through 31 retail branches and 8 commercial banking offices across 10 counties, including Alameda, Amador, Contra Costa, Marin, Napa, Placer, Sacramento, San Francisco, San Mateo and Sonoma. Our customer base is made up of business, not-for-profit and personal banking relationships from the communities within our Northern California footprint.

Basis of Presentation - The consolidated financial statements include the accounts of Bancorp, a bank holding company, and its wholly-owned bank subsidiary, Bank of Marin, a California state-chartered commercial bank. Effective August 6, 2021 (the "merger date"), American River Bankshares ("AMRB") merged with and into Bank of Marin Bancorp ("Bancorp"), with Bank of Marin Bancorp surviving, followed thereafter at 12:05 AM on August 7, 2021, by the merger of American River Bank ("ARB") with and into Bank of Marin, with Bank of Marin (the "Bank") surviving, (collectively the "Merger"). The Merger was accounted for under ASC 805, Business Combinations. See Note 18, Merger, for further detail. References to “we,” “our,” “us” mean Bancorp and the Bank that are consolidated for financial reporting purposes. Our accounting and reporting policies conform to U.S. generally accepted accounting principles ("GAAP"), general practice, and regulatory guidance within the banking industry. A summary of our significant policies follows. All material intercompany transactions have been eliminated. We monitor financial performance and evaluate the revenue streams of the various products, services, locations, and operations on a company-wide basis. Accordingly, all of the community banking and wealth management and trust services are considered by management to be aggregated into one reportable operating segment, community banking. We evaluated subsequent events through the date of filing with the Securities and Exchange Commission (“SEC”) and determined that there were no subsequent events that require additional recognition or disclosure.

The NorCal Community Bancorp Trust II (the "Trust") was formed for the sole purpose of issuing trust preferred securities. Bancorp is not considered the primary beneficiary of the Trust (a variable interest entity), therefore the Trust is not consolidated in our consolidated financial statements, but rather the subordinated debenture is shown as a liability on our consolidated statements of condition. Bancorp's investment in the securities of the Trust is accounted for under the equity method and is included in interest receivable and other assets on the consolidated statements of condition. Refer to Note 7, Borrowings, for additional information on the subordinated debenture due to NorCal Community Bancorp Trust II and the early redemption that occurred on March 15, 2021.

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

The Bank did not record an allowance for credit losses on available-for-sale or held-to-maturity investment securities upon the adoption of CECL as the investment portfolio consisted primarily of debt securities backed by the U.S. government and high credit quality obligations of state and political subdivisions. Refer to Note 2, Investment Securities, for more information.

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

Cash, Cash Equivalents and Restricted Cash - include cash, due from banks, federal funds sold and other short-term investments with maturities of less than three months at the time of purchase. Restricted cash includes balances not immediately available for business operations such as Federal Reserve Bank of San Francisco reserve requirements and cash pledged for interest rate swap contracts and local agency deposits.

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

Originated Loans - are reported at amortized cost, which is the principal amount outstanding net of deferred fees (costs), purchase premiums (discounts) and net charge-offs (recoveries). Amortized cost excludes accrued interest, which is reflected in interest receivable and other assets in the consolidated statements of condition. We do not measure an allowance for credit losses on accrued interest receivable balances because these balances are written off in a timely manner as a reduction to interest income when loans are placed on non-accrual status as discussed below. Interest income is accrued daily using the simple interest method. Fees collected upon loan origination and certain direct costs of originating loans are deferred and recognized over the contractual lives of the related loans as yield adjustments using the interest method or straight-line method, as applicable. Upon prepayment or other disposition of the underlying loans before their contractual maturities, any associated unearned fees or unamortized costs are recognized.

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

Section 4013 of the 2020 CARES Act, subsequently amended by section 541 of the Economic Aid to Hard-Hit Small Businesses, Nonprofits, and Venues Act of 2020 ("Economic Aid Act"), provided optional, temporary relief from evaluating loans that may have been considered TDRs under GAAP. This relief applies to loan modifications executed between March 1, 2020 and the earlier of 60 days after the national emergency is terminated or January 1, 2022. The Bank elected to apply these temporary accounting provisions to payment relief loans beginning in March 2020. Accordingly, modifications that met certain criteria of the CARES Act were not categorized as troubled debt restructurings during 2021 and 2020.

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

In determining the PD for each pooled segment, the Bank utilized regression analyses to identify certain economic drivers that were considered highly correlated to historical Bank or peer loan default experience. As a result, management chose the California unemployment rate as the primary economic forecast driver for all segments, except for municipal loans. In addition, the annual percentage change in the California gross domestic product was used in the commercial and industrial loan segment. For municipal loans, the ACL model utilized a constant default rate obtained from a nationally recognized default rate study, which is updated annually. In the third quarter of 2021, we eliminated the use of the annual percentage change in California retail sales in the owner-occupied and investor-owned commercial real estate segments as we determined that it was not highly correlated to peer loan default experience when we performed our annual validation of our peer group and regression analyses. The change in methodology did not have a material impact on the ACL. A third party provides LGD estimates for each segment based on a banking industry Frye-Jacobs Risk Index approach. The ACL model incorporates a one-year reasonable and supportable forecast of economic factors, updated quarterly, which is based on Moody's Analytics' Baseline Forecast. For periods beyond the forecast horizon the economic factors revert to historical averages on a straight-line basis over a one-year period.

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

Transfers of Financial Assets - We have entered into certain loan participation agreements with other organizations. We account for these transfers of financial assets as sales when control over the transferred financial assets has been surrendered. Control over transferred assets is deemed to be surrendered when 1) the assets and liabilities have been isolated from us, 2) the transferee has the right to pledge or exchange the assets (or beneficial interests) it received, free of conditions that constrain it from taking advantage of that right, beyond a trivial benefit and 3) we do not maintain effective control over the transferred financial assets or third-party beneficial interests related to those transferred assets. No gain or loss has been recognized by us on the sale of these participation interests in 2021, 2020 and 2019.

Premises and Equipment - Land is carried at cost and not depreciated. Bank-owned buildings, leasehold improvements, furniture, fixtures, software and equipment and are stated at cost, less accumulated depreciation, and depreciated/amortized on a straight-line basis. Furniture and fixtures are depreciated over eight years and equipment is generally depreciated over three to twenty years. Bank-owned buildings are depreciated over twenty-five to thirty years. Leasehold improvements are amortized over the lesser of their estimated useful lives or the terms of the leases. When assets are sold or otherwise disposed of, the cost and related accumulated depreciation or amortization are removed from the accounts and any resulting gain or loss is recognized in income for the period. The cost of maintenance and repairs is charged to expense as incurred.

Leases - We lease certain premises under long-term non-cancelable operating leases, most of which include escalation clauses and one or more options to extend the lease term, and some of which contain lease termination clauses. Only those renewal and termination options that management determines are reasonably certain of exercising are included in the calculation of the lease liability. In addition, we lease certain equipment under finance leases. The equipment finance lease terms do not contain renewal options, bargain purchase options or residual value guarantees. We did not have any significant short-term leases during the reported periods.

Lease right-of-use assets represent the right to use the underlying asset while lease liabilities represent the present value of future lease obligations. We elected not to separate non-lease components from lease components and to exclude short-term leases (i.e., lease term of 12 months or less at the commencement date) from right-of-use assets and lease liabilities for all lease classifications. When calculating the lease liability, because most lease contracts do not contain an implicit interest rate, we discount lease payments over a lease's expected term based on the collateralized Federal Home Loan Bank borrowing rate that was commensurate with lease terms and minimum payments at the lease commencement date. Right-of-use assets for operating leases are amortized over the lease term by amounts that represent the difference between periodic straight-line lease expense and periodic interest accretion on the related liability to make lease payments, whereas finance leases are amortized on a straight-line basis over the term of the lease. Expense recognition for operating leases is recorded on a straight-line basis while expense recognition for finance leases represents the sum of periodic amortization of the associated right-of-use asset and the interest accretion on the lease liability. Refer to Note 12, Commitments and Contingencies, for further information.

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

Goodwill and Other Intangible Assets - Goodwill is determined as the excess of the fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill that arises from a business combination is periodically evaluated for impairment at the reporting unit level, at least annually. Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values. Core deposit intangible ("CDI") represents the estimated future benefit of deposits related to an acquisition and is booked separately from the related deposits and evaluated periodically for impairment. The CDI asset is amortized on an accelerated method over its estimated useful life of ten years. At December 31, 2021, the future estimated amortization expense for the CDI arising from our past acquisitions is as follows:

(in thousands)	2022	2023	2024	2025	2026	Thereafter	Total
Core deposit intangible amortization	$1,489	$1,350	$975	$875	$773	$1,143	$6,605

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

Other Real Estate Owned ("OREO") - OREO is comprised of property acquired through a business combination, foreclosure, in substance repossession or acceptance of deeds-in-lieu of foreclosure when the related loan receivable is de-recognized. OREO is recorded at fair value of the collateral less estimated costs to sell, establishing a new cost basis, and subsequently accounted for at the lower of cost or fair value less estimated costs to sell. Any shortfall of collateral value from the recorded investment of the related loan is recognized as loss at the time of foreclosure and is charged against the allowance for loan losses. Fair value of collateral is generally based on an independent appraisal of the property. Revenues and expenses associated with OREO, and subsequent adjustments to the fair value of the property and to the estimated costs of disposal, are realized and reported as a component of non-interest income and expense when incurred.

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

Federal Home Loan Bank of San Francisco ("FHLB") Stock - The Bank is a member of the FHLB. Members are required to own a certain amount of stock based on the level of borrowings and other factors. As of December 31, 2021 and 2020 our investment in FHLB stock was carried at cost, as there was no impairment or changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. We periodically evaluate FHLB stock for impairment based on ultimate recovery of par value. FHLB stock is included as part of interest receivable and other assets on the consolidated statements of condition. Both cash and stock dividends are reported as non-interest income.

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

Employee Stock Ownership Plan (“ESOP”) - We recognize compensation cost for ESOP contributions when funds become committed for the purchase of Bancorp's common shares into the ESOP in the year in which the employees render service entitling them to the contribution. If we contribute stock, the compensation cost is the fair value of the shares when they are committed to be released (i.e., when the number of shares becomes known and formally approved). In 2021, 2020 and 2019, the Bank only made stock contributions to the ESOP.

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

(in thousands, except per share data)[1]	2021	2020	2019
Weighted average basic common shares outstanding	14,340	13,525	13,620
Potentially dilutive common shares related to:
Stock options	62	69	148
Unvested restricted stock awards	20	23	26
Weighted average diluted common shares outstanding	14,422	13,617	13,794
Net income	$33,228	$30,242	$34,241
Basic EPS	$2.32	$2.24	$2.51
Diluted EPS	$2.30	$2.22	$2.48
Weighted average anti-dilutive common shares not included in the calculation of diluted EPS	97	148	35

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

Advertising Costs - are expensed as incurred. For the years ended December 31, 2021, 2020, and 2019, advertising costs totaled $908 thousand, $769 thousand, and $775 thousand, respectively.

Comprehensive Income (Loss) - includes net income, changes in the unrealized gains or losses on available-for-sale investment securities, and amortization of net unrealized gains or losses on securities transferred from available-for-sale to held-to-maturity, net of related taxes, reported on the consolidated statements of comprehensive income and as components of stockholders' equity.

Fair Value Measurements - We use fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. We base our fair values on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (i.e., exit price notion) reflecting factors such as a liquidity premium. Securities available-for-sale and derivatives are recorded at fair value on a recurring basis. Our equity investments that do not have readily determinable fair values are recorded at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. FHLB stock and Visa Inc. Class B common stock are carried at cost as of December 31, 2021 and 2020, as there was no impairment or changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. Additionally, from time to time, we may be required to record certain assets and liabilities at fair value on a non-recurring basis, such as purchased loans and acquired deposits recorded at acquisition date, certain impaired loans, other real estate owned and securities held-to-maturity that are other-than-temporarily impaired. These non-recurring fair value adjustments typically involve write-downs of individual assets due to application of lower-of-cost or market accounting.

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

In January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848). The main amendments in this ASU are intended to clarify certain optional expedients and scope of derivative instruments. The amendments are elective and effective immediately upon issuance of this ASU. Amendments may be elected through December 31, 2022. We have four interest rate swap contracts with notional values totaling $13.0 million indexed to LIBOR that will either be subject to the fall-back index rate stipulated by the ISDA protocol or modified to other reference rates such as Prime or SOFR as mutually agreed by us and our counterparty. We have not elected to apply the amendments at this time and will continue to assess the applicability of this ASU to us as we monitor guidance for reference rate reform from FASB and its impact on our financial condition and results of operations.

In October 2021, the FASB issued ASU No. 2021-08, Accounting for Contract Assets and Contract Liabilities From Contracts With Customers (Topic 805). The amendments address diversity in accounting practices and requires acquiring companies to apply ASC 606, Revenue from Contracts with Customers to recognize and measure contract assets and contract liabilities from contracts with customers acquired in a business combination, as opposed to other methods such as fair value. The amendments improve comparability after the business combination by providing consistent recognition and measurement guidance for revenue contracts with customers acquired in a business combination. The amendments are to be applied prospectively to business combinations occurring on or after December 15, 2022 and early adoption is permitted. In the event of a future business combination, we will assess the impact of the ASU on our financial condition and results of operations.

Note 2:  Investment Securities

Our investment securities portfolio consists of U.S. Treasury securities, obligations of state and political subdivisions, U.S. federal government agencies such as Government National Mortgage Association ("GNMA") and Small Business Administration ("SBA"), U.S. government-sponsored enterprises ("GSEs") such as Federal National Mortgage Association ("FNMA"), Federal Home Loan Mortgage Corporation ("FHLMC), Federal Farm Credit Banks Funding Corporation and FHLB, U.S. Corporations and one asset-backed security collateralized by student loan pools. We also invest in residential and commercial mortgage-backed securities ("MBS"/"CMBS") and collateralized mortgage obligations ("CMOs") issued or guaranteed by the GSEs, as reflected in the following table.

A summary of the amortized cost, fair value and allowance for credit losses related to securities held-to-maturity as of December 31, 2021 and December 31, 2020 is presented below.

Held-to-maturity:	Amortized Cost [1]	Allowance for Credit Losses	Net Carrying Amount	Gross Unrealized		Fair Value
(in thousands)				Gains	(Losses)
December 31, 2021
Securities of U.S. government-sponsored enterprises:
MBS pass-through securities issued by FHLMC and FNMA	$126,990	$—	$126,990	$2,110	$(712)	$128,388
CMOs issued by FHLMC	106,851	—	106,851	668	(1,045)	106,474
CMOs issued by FNMA	4,866	—	4,866	128	—	4,994
SBA-backed securities	4,840	—	4,840	198	—	5,038
Debentures of government-sponsored agencies	51,472		51,472	—	(901)	50,571
Obligations of state and political subdivisions	47,203	—	47,203	296	(209)	47,290
Total held-to-maturity	$342,222	$—	$342,222	$3,400	$(2,867)	$342,755
December 31, 2020
Securities of U.S. government-sponsored enterprises:
MBS pass-through securities issued by FHLMC and FNMA	$65,579	$—	$65,579	$3,924	$—	$69,503
CMOs issued by FHLMC	27,201	—	27,201	1,441	—	28,642
CMOs issued by FNMA	8,042	—	8,042	363	—	8,405
SBA-backed securities	6,547	—	6,547	400	—	6,947
Obligations of state and political subdivisions	1,667	—	1,667	21	—	1,688
Total held-to-maturity	$109,036	$—	$109,036	$6,149	$—	$115,185
[1] Amortized cost and fair values exclude accrued interest receivable of $1.1 million and $366 thousand at December 31, 2021 and 2020, respectively, which is included in interest receivable and other assets in the consolidated statements of condition.

Management measures expected credit losses on held-to-maturity securities on a collective basis by major security type with each type sharing similar risk characteristics, and considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. With regard to MBSs and CMOs issued or guaranteed by the GSEs, and SBA-backed securities, we expect to receive all the contractual principal and interest on these securities as such securities are backed by the full faith and credit of and/or guaranteed by the U.S. government. Accordingly, no allowance for credit losses has been recorded for these securities. With regard to securities issued by states and political subdivisions, management considers (i) issuer and/or guarantor credit ratings, (ii) historical probability of default and loss given default rates for given bond ratings and remaining maturity,(iii) whether issuers continue to make timely principal and interest payments under the contractual terms of the securities, (iv) internal and external credit review of the financial information, and (v) whether or not such securities have credit enhancements such as guarantees and/or insurance, contain a defeasance clause, or are pre-refunded by the issuers. Based on the comprehensive analysis, no credit losses are expected.

The following table summarizes the amortized cost of our portfolio of held-to-maturity securities issued by states and political subdivisions by Moody's and/or Standard & Poor's bond ratings as of December 31, 2021.

	Obligations of state and political subdivisions
Ratings by S&P / Moody's (in thousands)	December 31, 2021	December 31, 2020
AAA / Aaa	$34,229	$—
AA / Aa	12,873	1,461
A	101	206
Total	$47,203	$1,667

A summary of the amortized cost, fair value and allowance for credit losses related to securities available-for-sale as of December 31, 2021 and December 31, 2020 is presented below.

Available-for-sale:	Amortized Cost [1]	Gross Unrealized		Allowance for Credit Losses	Fair Value
(in thousands)		Gains	(Losses)
December 31, 2021
Securities of U.S. government-sponsored enterprises:
MBS pass-through securities issued by FHLMC, FNMA and GNMA	$316,090	$1,224	$(2,784)	$—	$314,530
CMOs issued by FHLMC	343,047	3,209	(4,829)	—	341,427
CMOs issued by FNMA	48,187	152	(611)	—	47,728
CMOs issued by GNMA	56,345	99	(553)	—	55,891
SBA-backed securities	32,640	993	(155)	—	33,478
Debentures of government- sponsored agencies	191,449	25	(2,947)	—	188,527
U.S. Treasury securities	11,886	—	(256)	—	11,630
Obligations of state and political subdivisions	129,009	5,372	(381)	—	134,000
Corporate bonds	39,001	—	(506)	—	38,495
Asset-backed securities	1,866	—	(4)	—	1,862
Total available-for-sale	$1,169,520	$11,074	$(13,026)	$—	$1,167,568
December 31, 2020
Securities of U.S. government-sponsored enterprises:
MBS pass-through securities issued by FHLMC and FNMA	$50,686	$2,530	$—	$—	$53,216
CMOs issued by FHLMC	143,267	7,925	(1)	—	151,191
CMOs issued by FNMA	16,450	580	—	—	17,030
CMOs issued by GNMA	6,863	351	—	—	7,214
SBA-backed securities	30,941	1,976	(55)	—	32,862
Debentures of government- sponsored agencies	19,944	266	(24)	—	20,186
Obligations of state and political subdivisions	104,887	5,765	—	—	110,652
Total available-for-sale	$373,038	$19,393	$(80)	$—	$392,351
[1] Amortized cost and fair value exclude accrued interest receivable of $3.7 million and $1.9 million at December 31, 2021 and 2020, respectively, which is included in interest receivable and other assets in the consolidated statements of condition.

The amortized cost and fair value of investment debt securities by contractual maturity at December 31, 2021 and 2020 are shown below. Expected maturities may differ from contractual maturities if the issuers of the securities have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2021				December 31, 2020
	Held-to-Maturity		Available-for-Sale		Held-to-Maturity		Available-for-Sale
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$101	$103	$10,785	$10,841	$246	$250	$11,530	$11,687
After one but within five years	25,666	26,559	219,474	219,957	7,550	7,961	59,028	62,397
After five years through ten years	182,604	182,303	299,937	300,187	52,113	55,872	144,908	154,089
After ten years	133,851	133,790	639,324	636,583	49,127	51,102	157,572	164,178
Total	$342,222	$342,755	$1,169,520	$1,167,568	$109,036	$115,185	$373,038	$392,351

Sales of investment securities and gross gains and losses are shown in the following table.

(in thousands)	2021	2020	2019
Available-for-sale:
Sales proceeds	$6,632	$33,756	$66,081
Gross realized gains	$1	$916	$214
Gross realized losses	$(17)	$(1)	$(159)

Pledged investment securities are shown in the following table.

(in thousands)	December 31, 2021	December 31, 2020
Pledged to the State of California:
Secure public deposits in compliance with the Local Agency Security Program	$213,861	$131,051
Collateral for trust deposits	729	751
Collateral for Wealth Management and Trust Services checking account	614	629
Total investment securities pledged to the State of California	$215,204	$132,431
Bankruptcy trustee deposits pledged with Federal Reserve Bank	$2,645	$—
Total pledged investment securities	$217,849	$132,431

There were 217 and 10 securities in unrealized loss positions at December 31, 2021 and 2020, respectively. Those securities are summarized and classified according to the duration of the loss period in the tables below.

December 31, 2021	< 12 continuous months		≥ 12 continuous months		Total securities in a loss position
(in thousands)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
Held-to-maturity:
MBS pass-through securities issued by FHLMC and FNMA	$76,619	$(712)	$—	$—	$76,619	$(712)
CMOs issued by FHLMC	54,811	(1,045)	—	—	54,811	(1,045)
Obligations of state and political subdivisions	19,203	(209)	—	—	19,203	(209)
Debentures of government-sponsored agencies	50,571	(901)	—	—	50,571	(901)
Total held-to-maturity	$201,204	$(2,867)	$—	$—	$201,204	$(2,867)
Available-for-sale:
MBS pass-through securities issued by FHLMC and FNMA	$263,474	$(2,784)	$—	$—	$263,474	$(2,784)
SBA-backed securities	7,478	(112)	1,209	$(43)	8,687	(155)
CMOs issued by FHLMC	226,175	(4,677)	4,415	(152)	230,590	(4,829)
CMOs issued by GNMA	44,790	(553)	—	—	44,790	(553)
CMOs issued by FNMA	37,348	(611)	—	—	37,348	(611)
Debentures of government-sponsored agencies	148,979	(2,527)	8,549	(420)	157,528	(2,947)
U.S. Treasury securities	11,629	(256)	—	—	11,629	(256)
Obligations of state and political subdivisions	17,552	(381)	—	—	17,552	(381)
Corporate bonds	38,495	(506)	—	—	38,495	(506)
Asset-backed securities	1,861	(4)	—	—	1,861	(4)
Total available-for-sale	$797,781	$(12,411)	$14,173	$(615)	$811,954	$(13,026)
Total securities at a loss position	$998,985	$(15,278)	$14,173	$(615)	$1,013,158	$(15,893)

December 31, 2020	< 12 continuous months		> 12 continuous months		Total securities in a loss position
(in thousands)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
Available-for-sale:
SBA-backed securities	$—	$—	$1,790	$(55)	$1,790	$(55)
CMOs issued by FHLMC	5,975	(1)	—	—	5,975	(1)
Debentures of government- sponsored agencies	3,943	(24)	—	—	3,943	(24)
Total available-for-sale	9,918	(25)	1,790	(55)	11,708	(80)
Total	$9,918	$(25)	$1,790	$(55)	$11,708	$(80)

As of December 31, 2021, the investment portfolio included 9 investment securities that had been in a continuous loss position for twelve months or more and 208 investment securities had been in a loss position for less than twelve months.

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

At December 31, 2021, management determined that it did not intend to sell any investment securities with unrealized losses, and it is more likely than not that we will not be required to sell securities with unrealized losses before recovery of their amortized cost. No allowances for credit losses have been recognized on available-for-sale securities in an unrealized loss position as management does not believe any of the securities are impaired due to reasons of credit quality at December 31, 2021.

Non-Marketable Securities

FHLB Capital Stock

As a member bank of the FHLB, we are required to maintain a minimum investment in FHLB capital stock determined by the Board of Directors of the FHLB. The minimum investment requirements can increase in the event we increase our total asset size or borrowings with the FHLB. Shares cannot be purchased or sold except between the FHLB and its members at the $100 per share par value. We held $16.7 million and $11.9 million of FHLB stock included in other assets on the consolidated statements of condition at December 31, 2021 and 2020, respectively. The carrying amounts of these investments are reasonable estimates of fair value because the securities are restricted to member banks and they do not have a readily determinable market value. Based on our analysis of FHLB’s financial condition and certain qualitative factors, we determined that the FHLB stock was not impaired at December 31, 2021 and 2020.  On February 16, 2022, FHLB announced a cash dividend for the fourth quarter of 2021 at an annualized dividend rate of 6.00% to be distributed in mid-March 2022. Cash dividends paid on FHLB capital stock are recorded as non-interest income.

Visa Inc. Class B Common Stock

As a member bank of Visa U.S.A., we held 10,439 shares of Visa Inc. Class B common stock at both December 31, 2021 and 2020. These shares have a carrying value of zero and are restricted from resale to non-member banks of Visa U.S.A. until their conversion into Class A (voting) shares upon the termination of Visa Inc.'s Covered Litigation escrow account. Because of the restriction and the uncertainty on the conversion rate to Class A shares, these shares lack a readily determinable fair value. When converting this Class B common stock to Class A common stock based on the conversion rate of 1.6181 and 1.6228, as of December 31, 2021 and 2020, respectively, and the closing stock price of Class A shares at those respective dates, the converted value of our shares of Class B common stock would have been $3.7 million at both December 31, 2021 and 2020. The conversion rate is subject to further adjustment upon the final settlement of the covered litigation against Visa Inc. and its member banks. As such, the fair value of these Class B shares can differ significantly from their converted values. For further information, refer to Note 12, Commitments and Contingencies.

Low Income Housing Tax Credits

We invest in low income housing tax credit funds as a limited partner, which totaled $3.0 million and $3.5 million recorded in other assets as of December 31, 2021 and 2020, respectively. In 2021, we recognized $645 thousand of low income housing tax credits and other tax benefits, net of $542 thousand of amortization expense of low income housing tax credit investment, as a component of income tax expense. As of December 31, 2021, our unfunded commitments for these low income housing tax credit funds totaled $422 thousand. We did not recognize any impairment losses on these low income housing tax credit investments during 2021 or 2020, as the value of the future tax benefits exceeds the carrying value of the investments.

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

The following table presents the amortized cost of loans by class as of December 31, 2021 and 2020.

	December 31,
(in thousands)	2021	2020
Commercial and industrial	$301,602	$498,408
Real estate:
Commercial owner-occupied	392,345	304,963
Commercial investor-owned	1,189,021	961,208
Construction	119,840	73,046
Home equity	88,746	104,813
Other residential	114,558	123,395
Installment and other consumer loans	49,533	22,723
Total loans, at amortized cost [1]	2,255,645	2,088,556
Allowance for credit losses on loans	(23,023)	(22,874)
Total loans, net of allowance for credit losses on loans	$2,232,622	$2,065,682
1 Amortized cost includes net deferred loan origination (fees) costs of $(901) thousand and $(4.1) million at December 31, 2021 and 2020, respectively. Amounts are also net of unrecognized purchase discounts of $2.5 million and $815 thousand at December 31, 2021 and 2020, respectively. Amortized cost excludes accrued interest, which totaled $7.1 million and $8.8 million at December 31, 2021 and 2020, respectively, and is included in interest receivable and other assets in the consolidated statements of condition.

Lending Risks

Concentrations of Credit - Virtually all of our loans are from customers located in Northern California. Approximately 86% and 77%, of total loans were secured by real estate at December 31, 2021 and 2020, respectively. At December 31, 2021 and 2020, 70% and 61%, respectively, of our loans were for commercial real estate, the majority of which were secured by real estate located in Marin, Sonoma, Napa, Alameda, San Francisco, Sacramento, and Contra Costa counties (California). The increase in the percentages secured by real estate from 2020 to 2021 was primarily due to a $180.4 million reduction in unsecured loans guaranteed by the SBA under the Paycheck Protection Program ("PPP"), which are included in commercial and industrial loans.

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

Pursuant to the 2020 CARES Act, Bank of Marin originated 2,876 SBA-guaranteed loans totaling $444.1 million under the PPP to eligible small businesses and non-profit organizations in two rounds of PPP loan financing. PPP loans have terms of two to five years and earn interest at 1%. In addition, the SBA paid the Bank a fee of 1%-5% depending on the loan amount, which was netted with loan origination costs and amortized into interest income using the effective yield method over the contractual life of each loan. The recognition of fees and costs is accelerated when the loan is forgiven by the SBA and/or paid off prior to maturity. PPP loans are fully guaranteed by the SBA and are expected to be forgiven by the SBA if they meet the requirements of the program. PPP loans totaling $111.2 million (net of $2.5 million in unrecognized fees and costs) and $291.6 million (net of $5.4 million in unrecognized fees and costs) were included in commercial and industrial loan balances at December 31, 2021 and 2020, respectively. The December 31, 2021 amount includes 13 PPP loans totaling $2.8 million assumed in the ARB acquisition. In 2021 and 2020, respectively, Bank of Marin recognized $8.3 million and $3.8 million in PPP fees, net of costs.

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

Consumer Loans - Consumer loans primarily consist of home equity lines of credit, other residential loans, floating homes and indirect luxury auto loans along with a small number of installment loans. Our other residential loans include tenancy-in-common fractional interest loans ("TIC") located almost entirely in San Francisco County. We originate consumer loans utilizing credit score information, debt-to-income ratio and loan-to-value ratio analysis. Diversification among consumer loan types, coupled with relatively small loan amounts that are spread across many individual borrowers, mitigates risk. We do not originate sub-prime residential mortgage loans, nor is it our practice to underwrite loans commonly referred to as "Alt-A mortgages," the characteristics of which are reduced documentation, borrowers with low FICO scores or collateral with high loan-to-value ratios.

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

The following tables present the loan portfolio by loan class, origination year and internal risk rating as of December 31, 2021 and 2020. Generally, existing term loans that were re-underwritten are reflected in the table in the year of renewal. Lines of credit that have a conversion feature at the time of origination, such as construction to perm loans, are presented by year of origination.

December 31, 2021	Term Loans - Amortized Cost by Origination Year						Revolving Loans Amortized Cost
(in thousands)	2021	2020	2019	2018	2017	Prior		Total
Commercial and industrial:
Pass and Watch	$96,643	$35,967	$25,754	$12,763	$2,729	$31,280	$90,744	$295,880
Special Mention	—	1,700	584	273	—	—	2,088	4,645
Substandard	—	—	—	—	—	—	1,077	1,077
Total commercial and industrial	$96,643	$37,667	$26,338	$13,036	$2,729	$31,280	$93,909	$301,602
Commercial real estate, owner-occupied:
Pass and Watch	$58,395	$43,216	$49,485	$36,174	$42,430	$104,898	$—	$334,598
Special Mention	16,748	—	—	7,846	—	16,996	—	41,590
Substandard	—	7,155	285	—	—	8,603	—	16,043
Doubtful	—	114	—	—	—	—	—	114
Total commercial real estate, owner-occupied	$75,143	$50,485	$49,770	$44,020	$42,430	$130,497	$—	$392,345
Commercial real estate, investor-owned:
Pass and Watch	$225,722	$186,214	$187,418	$143,028	$75,419	$325,882	$84	$1,143,767
Special Mention	—	1,214	2,714	11,773	1,787	9,540	—	27,028
Substandard	—	—	—	695	—	17,531	—	18,226
Total commercial real estate, investor-owned	$225,722	$187,428	$190,132	$155,496	$77,206	$352,953	$84	$1,189,021

December 31, 2021	Term Loans - Amortized Cost by Origination Year						Revolving Loans Amortized Cost
(in thousands)	2021	2020	2019	2018	2017	Prior		Total
Construction:
Pass and Watch	$31,269	$70,528	$8,935	$9,108	$—	$—	$—	$119,840
Total construction	$31,269	$70,528	$8,935	$9,108	$—	$—	$—	$119,840
Home equity:
Pass and Watch	$—	$—	$—	$—	$10	$268	$87,693	$87,971
Substandard	—	—	—	—	—	377	398	775
Total home equity	$—	$—	$—	$—	$10	$645	$88,091	$88,746
Other residential:
Pass and Watch	$15,800	$31,981	$25,529	$15,411	$7,964	$17,873	$—	$114,558
Total other residential	$15,800	$31,981	$25,529	$15,411	$7,964	$17,873	$—	$114,558
Installment and other consumer:
Pass and Watch	$17,207	$7,748	$9,436	$5,633	$1,123	$6,620	$1,766	$49,533
Total installment and other consumer	$17,207	$7,748	$9,436	$5,633	$1,123	$6,620	$1,766	$49,533
Total loans:
Pass and Watch	$445,036	$375,654	$306,557	$222,117	$129,675	$486,821	$180,287	$2,146,147
Total Special Mention	$16,748	$2,914	$3,298	$19,892	$1,787	$26,536	$2,088	$73,263
Total Substandard	$—	$7,155	$285	$695	$—	$26,511	$1,475	$36,121
Total Doubtful	$—	$114	$—	$—	$—	$—	$—	$114
Totals	$461,784	$385,837	$310,140	$242,704	$131,462	$539,868	$183,850	$2,255,645

December 31, 2020	Term Loans - Amortized Cost by Origination Year						Revolving Loans Amortized Cost
(in thousands)	2020	2019	2018	2017	2016	Prior		Total
Commercial and industrial:
Pass and Watch	$308,237	$22,589	$12,596	$4,508	$5,915	$34,282	$85,889	$474,016
Special Mention	—	2,034	1,318	141	11	49	19,092	22,645
Substandard	1,747	—	—	—	—	—	—	1,747
Total commercial and industrial	$309,984	$24,623	$13,914	$4,649	$5,926	$34,331	$104,981	$498,408
Commercial real estate, owner-occupied:
Pass and Watch	$31,029	$27,581	$32,603	$43,843	$12,768	$101,014	$—	$248,838
Special Mention	—	—	11,764	17,062	7,343	6,601	—	42,770
Substandard	7,147	—	—	—	6,208	—	—	13,355
Total commercial real estate, owner-occupied	$38,176	$27,581	$44,367	$60,905	$26,319	$107,615	$—	$304,963
Commercial real estate, investor-owned:
Pass and Watch	$162,300	$144,751	$173,955	$100,842	$94,862	$253,611	$117	$930,438
Special Mention	—	10,695	—	1,819	—	8,124	—	20,638
Substandard	—	2,716	4,435	—	1,553	1,428	—	10,132
Total commercial real estate, investor-owned	$162,300	$158,162	$178,390	$102,661	$96,415	$263,163	$117	$961,208
Construction:
Pass and Watch	$31,654	$30,150	$11,242	$—	$—	$—	$—	$73,046
Total construction	$31,654	$30,150	$11,242	$—	$—	$—	$—	$73,046
Home equity:
Pass and Watch	$—	$—	$—	$—	$128	$694	$102,614	$103,436
Special Mention	—	—	—	—	—	—	799	799
Substandard	—	—	—	—	—	391	187	578
Total home equity	$—	$—	$—	$—	$128	$1,085	$103,600	$104,813
Other residential:
Pass and Watch	$34,447	$31,079	$23,673	$10,574	$6,035	$17,587	$—	$123,395
Total other residential	$34,447	$31,079	$23,673	$10,574	$6,035	$17,587	$—	$123,395
Installment and other consumer:
Pass and Watch	$2,361	$4,382	$3,483	$1,543	$3,423	$4,921	$2,593	$22,706
Substandard	—	—	—	17	—	—	—	17
Total installment and other consumer	$2,361	$4,382	$3,483	$1,560	$3,423	$4,921	$2,593	$22,723
Total loans:
Pass and Watch	$570,028	$260,532	$257,552	$161,310	$123,131	$412,109	$191,213	$1,975,875
Total Special Mention	$—	$12,729	$13,082	$19,022	$7,354	$14,774	$19,891	$86,852
Total Substandard	$8,894	$2,716	$4,435	$17	$7,761	$1,819	$187	$25,829
Totals	$578,922	$275,977	$275,069	$180,349	$138,246	$428,702	$211,291	$2,088,556

The following table shows the amortized cost of loans by class, payment aging and non-accrual status as of December 31, 2021 and 2020.

Loan Aging Analysis by Class
(in thousands)	Commercial and industrial	Commercial real estate, owner-occupied	Commercial real estate, investor-owned	Construction	Home equity	Other residential	Installment and other consumer	Total
December 31, 2021
30-59 days past due	$2	$—	$—	$—	$498	$—	$1,036	$1,536
60-89 days past due	394	—	—	—	67	—	—	461
90 days or more past due	229	—	—	—	88	—	—	317
Total past due	625	—	—	—	653	—	1,036	2,314
Current	300,977	392,345	1,189,021	119,840	88,093	114,558	48,497	2,253,331
Total loans [1]	$301,602	$392,345	$1,189,021	$119,840	$88,746	$114,558	$49,533	$2,255,645
Non-accrual loans [2]	$—	$7,269	$694	$—	$413	$—	$—	$8,376
Non-accrual loans with no allowance	$—	$7,269	$694	$—	$413	$—	$—	$8,376
December 31, 2020
30-59 days past due	$—	$—	$1,673	$—	$274	$—	$136	$2,083
60-89 days past due	—	—	—	—	—	—	622	622
90 days or more past due	—	—	—	—	—	—	—	—
Total past due	—	—	1,673	—	274	—	758	2,705
Current	498,408	304,963	959,535	73,046	104,539	123,395	21,965	2,085,851
Total loans [1]	$498,408	$304,963	$961,208	$73,046	$104,813	$123,395	$22,723	$2,088,556
Non-accrual loans [2]	$—	$7,147	$1,610	$—	$459	$—	$17	$9,233
Non-accrual loans with no allowance	$—	$7,147	$1,610	$—	$459	$—	$17	$9,233
1 There were two SBA-PPP loans past due more than ninety days totaling $229 thousand accruing interest at December 31, 2021 for which we requested "guarantee" payment from the SBA. The SBA subsequently purchased both loans in January 2022. There were no loans past due more than ninety days accruing interest at December 31, 2020.
2 None of the non-accrual loans as of December 31, 2021 or 2020 were earning interest on a cash basis. We recognized no interest income on non-accrual loans for the years ended December 31, 2021, 2020 or 2019. There was no accrued interest reversed from interest income for the single loan that was placed on non-accrual status in 2021, as interest due was paid current. Accrued interest of $36 thousand was reversed from interest income for loans that were placed on non-accrual status during the year ended December 31, 2020.

Collateral Dependent Loans

The following table presents the amortized cost basis of individually analyzed collateral-dependent non-accrual loans by class at December 31, 2021 and 2020.

	Amortized Cost by Collateral Type
(in thousands)	Commercial Real Estate	Residential Real Estate	Other	Total	Allowance for Credit Losses
December 31, 2021
Commercial real estate, owner-occupied	$7,269	$—	$—	$7,269	$—
Commercial real estate, investor-owned	694	—	—	694	—
Home equity	—	413	—	413	—
Total	$7,963	$413	$—	$8,376	$—
December 31, 2020
Commercial real estate, owner-occupied	$7,147	$—	$—	$7,147	$—
Commercial real estate, investor-owned	1,610	—	—	1,610	—
Home equity	—	459	—	459	—
Installment and other consumer	—	—	17	17	—
Total	$16,720	$872	$17	$17,609	$—

No collateral-dependent loans were in process of foreclosure at December 31, 2021 and 2020. In addition, the weighted average loan-to-value of collateral dependent loans was approximately 67% and 56% at December 31, 2021 and 2020, respectively.

Troubled Debt Restructuring

The following table summarizes the amortized cost of TDR loans by loan class as of December 31, 2021 and 2020.

	December 31,
(in thousands)	2021	2020
Commercial and industrial	$1,183	$1,021
Commercial real estate, owner-occupied	7,155	7,147
Commercial real estate, investor-owned	179	3,305
Home equity	386	281
Installment and other consumer	607	752
Total [1]	$9,510	$12,506
1 TDR loans on non-accrual status totaled $7.4 million at both December 31, 2021 and 2020. Unfunded commitments for TDR loans totaled $441 thousand and $704 thousand as of December 31, 2021 and 2020, respectively.

After meeting all of the conditions specified in Note 1, we removed one commercial loan with a remaining amortized cost of $2 thousand and an unfunded commitment of $600 thousand from TDR designation during 2021. There were no loans removed from TDR designation during 2020 and one commercial loan with an amortized cost of $3 thousand removed from TDR designation in 2019.

In accordance with section 4013 of the 2020 CARES Act, subsequently amended by section 541 of the 2020 Economic Aid Act, we elected to apply the temporary accounting relief provisions for loan modifications that met certain criteria, which would otherwise be designated as a TDR under existing GAAP. Since the onset of the pandemic, the Bank granted payment relief for 269 loans that included full payment deferral or interest-only payments on loan balances exceeding $402.9 million. As of December 31, 2020, there were 21 borrowing relationships with 29 loans totaling $71.0 million on payment relief. As of December 31, 2021, two borrowing relationships with three loans totaling $23.6 million were continuing to benefit from payment relief. The weighted average loan-to-value ratio of the remaining payment relief loans was approximately 44%. We accrue and recognize interest income on loans under payment relief based on the original contractual interest rates. When payments resume at the end of the relief period, the payments will generally be applied to accrued interest due until accrued interest is fully paid. We monitor the financial situation of these clients closely and expect them to resume payments as the economy continues to recover.

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

(dollars in thousands)	Number of Contracts Modified	Pre-Modification Amortized Cost	Post-Modification Amortized Cost	Post-Modification Amortized Cost at Period End
TDRs modified during 2021:
Commercial and industrial	1	$1,101	$1,101	$901
Home equity	1	120	120	120
Total	2	$1,221	$1,221	$1,021
TDRs modified during 2020:
Commercial and industrial	1	$170	$162	$96
Commercial real estate, investor-owned	1	1,553	1,553	1,553
Home equity	1	276	276	271
Installment and other consumer	2	204	204	201
Total	5	$2,203	$2,195	$2,121
TDRs modified during 2019:
Commercial and industrial	1	$298	$298	$150

The loans modified during 2021 and 2020 reflected debt consolidation, interest rate concessions, and/or other loan term and payment modifications that did not meet the criteria specified by the 2020 CARES Act for temporary relief from TDR accounting. The loan modified during 2019 reflected a maturity extension and interest rate concession. During 2021, 2020 and 2019, there were no other defaults on loans that had been modified in a TDR within the prior twelve-month period. We report defaulted TDRs based on a payment default definition of more than ninety days past due.

Purchased Loans with Credit Deterioration

For purchased loans with a more-than-insignificant amount of credit deterioration since origination ("PCD loans") the initial allowance for credit losses at the date of acquisition was added to the purchase price (or fair value) to determine the initial amortized cost basis. Subsequent changes in expected credit losses (favorable or unfavorable) are recognized through net income as adjustments to the allowance for credit losses on loans. Refer to Note 1, Summary of Significant Accounting Policies, for additional information regarding the accounting for PCD and non-PCD loans.

A reconciliation of the unpaid principal balance (or par value) to the purchase price (or fair value) for PCD loans as of the August 6, 2021 merger date is presented below.

(in thousands)
Unpaid principal balance (par value)	$92,029
Non-credit discount	(1,662)
Amortized cost basis	90,367
Initial allowance for credit losses on PCD loans	(1,505)
Purchase price (PCD loans at fair value)	$88,862

Allowance for Credit Losses on Loans Rollforward

The following tables disclose activity in the allowance for credit losses.

Allowance for Credit Losses on Loans Rollforward
(in thousands)	Commercial and industrial	Commercial real estate, owner-occupied	Commercial real estate, investor-owned	Construction	Home equity	Other residential	Installment and other consumer	Unallocated	Total
Year ended December 31, 2021
Beginning balance	$2,530	$2,778	$12,682	$1,557	$738	$998	$291	$1,300	$22,874
Provision (reversal) - CECL method	(1,240)	(561)	(476)	62	(193)	(360)	333	986	(1,449)
Initial allowance for PCD loans	405	559	533	—	—	6	2	—	1,505
(Charge-offs)	—	—	—	—	—	—	(5)	—	(5)
Recoveries	14	—	—	34	50	—	—	—	98
Ending balance	$1,709	$2,776	$12,739	$1,653	$595	$644	$621	$2,286	$23,023
Year ended December 31, 2020
Beginning balance	$2,334	$2,462	$8,483	$638	$850	$973	$284	$653	$16,677
Provision - incurred loss method	208	673	3,141	219	188	287	122	612	5,450
(Charge-offs)	(30)	—	—	—	—	—	—	—	(30)
Recoveries	13	—	—	3	—	—	—	—	16
Balance at September 30, 2020	2,525	3,135	11,624	860	1,038	1,260	406	1,265	22,113
Impact of CECL adoption	(278)	138	1,755	201	(361)	(212)	(125)	486	1,604
Post adoption balance at October 1, 2020	2,247	3,273	13,379	1,061	677	1,048	281	1,751	23,717
Provision (reversal) - CECL method	269	(495)	(697)	496	61	(50)	11	(451)	(856)
(Charge-offs)	—	—	—	—	—	—	(1)	—	(1)
Recoveries	14	—	—	—	—	—	—	—	14
Ending balance	$2,530	$2,778	$12,682	$1,557	$738	$998	$291	$1,300	$22,874
Year ended December 31, 2019
Beginning balance	$2,436	$2,407	$7,703	$756	$915	$800	$310	$494	$15,821
Provision (reversal) - incurred loss method	(49)	55	768	(118)	(65)	173	(23)	159	900
(Charge-offs)	(75)	—	—	—	—	—	(3)	—	(78)
Recoveries	22	—	12	—	—	—	—	—	34
Ending balance	$2,334	$2,462	$8,483	$638	$850	$973	$284	$653	$16,677

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

Pledged Loans

Our FHLB line of credit is secured under terms of a blanket collateral agreement by a pledge of certain qualifying loans with unpaid principal balances of $1.330 billion and $1.165 billion at December 31, 2021 and 2020, respectively. In addition, we pledge eligible TIC loans, which totaled $106.2 million and $113.6 million at December 31, 2021 and 2020, respectively, to secure our borrowing capacity with the Federal Reserve Bank ("FRB"). For additional information, see Note 7, Borrowings.

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

The following table shows changes in net loans to related parties for each of the three years ended December 31, 2021, 2020 and 2019.

(in thousands)	2021	2020	2019
Balance at beginning of year	$6,423	$8,333	$10,635
Assumed in the ARB acquisition	4,037	—	—
Repayments	(2,518)	(1,910)	(2,320)
Reclassified due to a change in borrower status	—	—	18
Balance at end of year	$7,942	$6,423	$8,333

Undisbursed commitments to related parties totaled $8.6 million and $9.1 million as of December 31, 2021 and 2020, respectively.

Note 4:  Bank Premises and Equipment

A summary of Bank premises and equipment follows:

	December 31,
(in thousands)	2021	2020
Leasehold improvements	$15,282	$14,426
Furniture and equipment	11,384	10,959
Buildings [1]	1,195	—
Land [1]	1,170	—
Finance lease right-of-use assets [2]	499	365
Subtotal	29,530	25,750
Accumulated depreciation and amortization	(21,972)	(20,831)
Bank premises and equipment, net	$7,558	$4,919
[1] Buildings and land were acquired in the merger with American River Bankshares. See Note 18, Merger, for more information.
[2] See Note 12, Commitments and Contingencies, for more information.

The amount of depreciation and amortization totaled $1.7 million, $2.1 million and $2.2 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Note 5:  Bank Owned Life Insurance

We own life insurance policies on the lives of certain current and former officers designated by the Board of Directors to fund our employee benefit programs. Death benefits provided under the specific terms of these insurance policies are estimated to be $122.9 million at December 31, 2021. The benefits to employees' beneficiaries are limited to each employee's active service period. The investment in BOLI policies are reported at their cash surrender value, net of surrender charges, of $61.5 million and $43.6 million at December 31, 2021 and 2020, respectively. The cash surrender value includes both the original premiums paid for the life insurance policies and the accumulated accretion of policy income since inception of the policies, net of mortality costs and other fees. Earnings on BOLI totaled $2.2 million, $973 thousand and $1.2 million in 2021, 2020 and 2019, respectively. These earnings included death benefit proceeds in excess of the cash surrender values of the BOLI policies of $1.1 million in 2021 and $562 thousand in 2019. There were no death benefits on BOLI in 2020. We regularly monitor the financial information and credit ratings of our insurance carriers to ensure that they are credit worthy and comply with our policy.

Note 6:  Deposits

A stratification of time deposits is presented in the following table:

	December 31,
(in thousands)	2021	2020
Time deposits of less than or equal to $250 thousand	$96,214	$66,789
Time deposits of more than $250 thousand	54,021	30,644
Total time deposits	$150,235	$97,433

Interest on time deposits was $246 thousand, $554 thousand and $595 thousand in 2021, 2020 and 2019, respectively.

Scheduled maturities of time deposits at December 31, 2021 are presented as follows:

(in thousands)	2022	2023	2024	2025	2026	Thereafter	Total
Scheduled time deposit maturities	$109,785	$15,963	$8,187	$8,357	$7,943	$—	$150,235

As of December 31, 2021, $213.9 million in securities were pledged as collateral for our local agency deposits.

Our deposit portfolio includes deposits offered through the Promontory Interfinancial Network that are comprised of Certificate of Deposit Account Registry Service® ("CDARS") balances included in time deposits and Insured Cash Sweep® ("ICS") balances included in money market deposits. In addition, we offer deposits through Reich & Tang Deposit Networks, LLC, comprised of Demand Deposit MarketplaceSM ("DDM") balances. Through these two networks we are able to offer our customers access to FDIC-insured deposit products in aggregate amounts exceeding current insurance limits. When we place funds through CDARS, ICS and DDM, on behalf of a customer, we have the option of receiving matching deposits through the network's reciprocal deposit program, or placing deposits "one-way" for which we receive no matching deposits. We consider the reciprocal deposits to be in-market deposits as distinguished from traditional out-of-market brokered deposits. The following table shows the composition of our network deposits at December 31, 2021 and 2020.

(in thousands)	December 31, 2021		December 31, 2020
	Reciprocal [1]	One-Way [1]	Reciprocal [1]	One-Way [1]
CDARS	$21,413	$2,160	$7,622	$2,434
ICS	—	110,900	—	110,929
DDM	52,365	60,000	30,544	60,000
Total network deposits	$73,778	$173,060	$38,166	$173,363
[1] Reciprocal deposits are on-balance-sheet while one-way deposits are off-balance-sheet.

The aggregate amount of deposit overdrafts that have been reclassified as loan balances was $346 thousand and $219 thousand at December 31, 2021 and 2020, respectively.

The Bank accepts deposits from shareholders, board of directors and employees in the normal course of business, and the terms are comparable to those with non-affiliated parties. The total deposits from board directors and their businesses, and executive officers were $25.3 million and $28.1 million at December 31, 2021 and 2020, respectively.

Note 7: Borrowings and Other Obligations

Federal Funds Purchased – The Bank had unsecured available lines of credit with correspondent banks for overnight borrowings totaling $150.0 million and $135.0 million at December 31, 2021 and 2020, respectively.  In general, interest rates on these lines approximate the federal funds target rate. We had no overnight borrowings under these credit facilities at December 31, 2021 and 2020.

Federal Home Loan Bank Borrowings – As of December 31, 2021 and 2020, the Bank had available lines of credit with the FHLB totaling $820.5 million and $642.5 million, respectively, based on eligible collateral of certain loans. There were no FHLB overnight borrowings at December 31, 2021 and 2020. As part of our acquisition of ARB, we assumed FHLB advances in the amount of $13.9 million that we early redeemed on August 25, 2021.

Federal Reserve Line of Credit – The Bank has an available line of credit with the FRBSF secured by certain residential loans.  At December 31, 2021 and 2020, the Bank had borrowing capacity under this line totaling $70.8 million and $78.7 million, respectively, and had no outstanding borrowings with the FRBSF.

Subordinated Debentures - As part of an acquisition in 2013, Bancorp assumed a subordinated debenture with a contractual balance of $4.1 million due to NorCal Community Bancorp Trust II (the "Trust"), established for the sole purpose of issuing trust preferred securities. On March 15, 2021, Bancorp redeemed in full the $2.8 million (book value) subordinated debenture due to the Trust, which had an effective rate of 5.7% for the twelve months ended December 31, 2020. The 251.5% effective rate for the twelve months ended December 31, 2021 included accelerated accretion of the $1.3 million remaining purchase discount due to the early redemption. Accretion on the subordinated debenture totaled $69 thousand and $68 thousand for the years ended December 31, 2020 and 2019, respectively.

Other Obligations - The Bank leases certain equipment under finance leases, which are included in borrowings and other obligations in the consolidated statements of condition. Refer to Note 12, Commitments and Contingencies, for additional information.

Borrowings and other obligations at and for the years ended December 31, 2021, 2020 and 2019 are summarized as follows:

	2021			2020			2019
(dollars in thousands)	Carrying Value	Average Balance	Average Rate	Carrying Value	Average Balance	Average Rate	Carrying Value	Average Balance	Average Rate
FHLB overnight borrowings	$—	$—	—%	$—	$42	0.75%	$—	$2,656	2.55%
Other obligations (finance leases)	$419	$250	0.71%	$58	$132	2.62%	$212	$279	2.85%
FHLB fixed-rate advances [1]	$—	$642	1.18%	$—	$—	—%	$—	$—	—%
Subordinated debenture	$—	$534	251.54%	$2,777	$2,741	5.68%	$2,708	$2,673	8.44%
1 Average balance and rate consider $13.9 million in FHLB borrowings acquired from ARB on August 6, 2021 and redeemed on August 25, 2021.

Note 8:  Stockholders' Equity and Stock Plans

Share-Based Awards

On May 12, 2020, our shareholders approved the 2020 Director Stock Plan, replacing and superseding the 2010 Director Stock Plan (collectively "the Plan"). The Plan provides for the payment of director fees in common shares of Bancorp's common stock not to exceed 250,000 shares and a way for directors to purchase shares at fair market value. During 2021, 2020 and 2019 we issued 6,443, 5,723 and 5,544 shares of common stock, respectively, for director fees. As of December 31, 2021, 238,664 shares were available for future director fees and purchases.

The 2017 Employee Stock Purchase Plan ("ESPP") gives our employees an opportunity to purchase Bancorp's common shares through payroll deductions of between one percent and fifteen percent of their pay in each pay period. Shares are purchased quarterly at a five percent discount from the closing market price on the last day of the quarter. As of December 31, 2021, 377,475 shares were available for future purchases under the ESPP.

Under the 2017 Equity Plan, the Compensation Committee of the Board of Directors has the discretion to determine, among other things, which employees, advisors and non-employee directors will receive share-based awards, the number and timing of awards, the vesting schedule for each award, and the type of award to be granted. As of December 31, 2021, there were 868,222 shares available for future grants to employees, advisors and non-employee directors. Options are issued at an exercise price equal to the fair value of the stock at the date of grant. Options granted to officers and employees generally vest by one-third on each anniversary of the grant for three years and expire ten years from the grant date. Options granted to non-employee directors vest immediately and expire ten years from the grant date. Stock options and restricted stock may be net settled in a cashless exercise by a reduction in the number of shares otherwise deliverable upon exercise or vesting in satisfaction of the exercise payment and/or applicable tax withholding requirements. Shares withheld under net settlement arrangements are available for future grants. The table below depicts the total number of shares, amount, and weighted average price withheld for cashless exercises in each of the respective years.

	2021	2020	2019
Number of shares withheld	27,929	10,001	7,795
Total amount withheld (in thousands)	$1,085	$398	$326
Weighted-average price	$38.85	$39.83	$41.84

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

A summary of stock option activity for the years ended December 31, 2021, 2020, and 2019 is presented in the following table. The intrinsic value of options outstanding and exercisable is calculated as the number of in-the-money options times the difference between the market price of our stock and the exercise prices of the in-the-money options as of each year-end period presented.

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted Average Grant-Date Fair Value	Weighted Average Remaining Contractual Term (in years)
Options outstanding at December 31, 2018	425,700	$25.01	$6,910		5.85
Granted	53,370	44.01		$9.37
Cancelled, expired or forfeited	(13,580)	38.88
Exercised	(48,108)	16.11	1,247
Options outstanding at December 31, 2019	417,382	28.01	7,112		5.50
Exercisable (vested) at December 31, 2019	333,870	25.34	6,581		4.76
Options outstanding at December 31, 2019	417,382	28.01	7,112		5.50
Granted	44,632	39.18		6.84
Cancelled, expired or forfeited	(17,222)	40.31
Exercised	(73,208)	22.26	1,370
Options outstanding at December 31, 2020	371,584	29.92	2,262		5.12
Exercisable (vested) at December 31, 2020	315,377	28.05	2,254		4.53
Options outstanding at December 31, 2020	371,584	29.92	2,262		5.12
Granted	55,861	36.39		8.84
Cancelled, expired or forfeited	(2,008)	42.50
Exercised	(60,056)	23.01	885
Options outstanding at December 31, 2021	365,381	31.97	2,326		5.57
Exercisable (vested) at December 31, 2021	315,744	30.85	2,264		5.15

A summary of the options outstanding and exercisable by price range as of December 31, 2021 is presented in the following table:

	Stock Options Outstanding as of December 31, 2021			Stock Options Exercisable as of December 31, 2021
Range of Exercise Prices	Stock Options Outstanding	Remaining Contractual Life (in years)	Weighted Average Exercise Price	Stock Options Exercisable	Weighted Average Exercise Price
$10.00 - $20.00	32,852	0.7	$19.34	32,852	$19.34
$20.01 - $30.00	102,374	3.4	$24.47	102,374	$24.47
$30.01 - $40.00	156,415	7.1	$34.67	133,131	$34.18
$40.01 - $50.00	73,740	7.5	$42.29	47,387	$42.62
	365,381			315,744

The following table summarizes non-vested restricted stock awards and changes during the years ended December 31, 2021, 2020, and 2019.

	Number of Shares	Weighted Average Grant-Date Fair Value
Non-vested awards at December 31, 2018	87,388	$31.26
Granted	29,110	44.45
Vested	(28,099)	27.88
Cancelled or forfeited	(18,333)	32.34
Non-vested awards at December 31, 2019	70,066	37.81
Granted	29,100	40.10
Vested	(23,524)	36.35
Cancelled or forfeited	(14,314)	37.63
Non-vested awards at December 31, 2020	61,328	39.50
Granted	30,742	38.00
Vested	(26,392)	36.81
Cancelled or forfeited	(3,848)	33.96
Non-vested awards at December 31, 2021	61,830	40.25

We determine the fair value of stock options at the grant date using the Black-Scholes pricing model that takes into account the stock price at the grant date, exercise price, and the following assumptions (weighted-average shown).

	Years ended December 31,
	2021	2020	2019
Risk-free interest rate	0.98%	0.91%	2.51%
Expected dividend yield on common stock	2.57%	2.38%	1.75%
Expected life in years	6.1	6.1	5.8
Expected price volatility	33.12%	24.43%	22.71%

The fair value of stock options as of the grant date is recorded as stock-based compensation expense in the consolidated statements of comprehensive income over the requisite service period, which is generally the vesting period, with a corresponding increase in common stock. Stock-based compensation also includes compensation expense related to the issuance of restricted stock awards. The grant-date fair value of the restricted stock awards, which equals the grant date price, is recorded as compensation expense over the requisite service period with a corresponding increase in common stock as the shares vest. Beginning in 2018, stock option and restricted stock awards issued include a retirement eligibility clause whereby the requisite service period is satisfied at the retirement eligibility date. For those awards, we accelerate the recording of stock-based compensation when the award holder is eligible to retire. However, retirement eligibility does not affect the vesting of restricted stock or the exercisability of the stock options, which are based on the scheduled vesting period. Total compensation expense for stock options and restricted stock awards was $972 thousand, $1.2 million, and $1.5 million during 2021, 2020, and 2019, respectively, and the total recognized deferred tax benefits related thereto were $213 thousand, $341 thousand, and $389 thousand, respectively.

As of December 31, 2021, there was $652 thousand of total unrecognized compensation expense related to non-vested stock options and restricted stock awards, which is expected to be recognized over a weighted-average period of approximately 2.3 years. The total grant-date fair value of stock options vested during the years ended December 31, 2021, 2020, and 2019 was $514 thousand, $484 thousand, and $473 thousand, respectively. The total grant-date fair value of restricted stock awards vested was $1.0 million during 2021, and $1.2 million during both 2020 and 2019.

We record excess tax benefits (deficiencies) resulting from the exercise of non-qualified stock options, the disqualifying disposition of incentive stock options and vesting of restricted stock awards as income tax benefits (expense) in the consolidated statements of comprehensive income with a corresponding decrease (increase) to current taxes payable. In 2021, 2020, and 2019 we recognized $87 thousand, $120 thousand, and $145 thousand, respectively, in excess tax benefits recorded as a reduction to income tax expense related to these types of transactions. The tax benefits realized from disqualifying dispositions of incentive stock options were recognized in tax expense to the extent of the book compensation cost recorded.

Dividends

Presented below is a summary of cash dividends paid in 2021, 2020 and 2019 to common shareholders, recorded as a reduction from retained earnings. On January 21, 2022, the Board of Directors declared a $0.24 per share cash dividend, paid February 11, 2022 to the shareholders of record at the close of business on February 4, 2022.

	Years ended December 31,
(in thousands except per share data)	2021	2020	2019
Cash dividends to common stockholders	$13,107	$12,506	$10,958
Cash dividends per common share	$0.94	$0.92	$0.80

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

Under the California Corporations Code, payment of dividends by Bancorp to its shareholders is restricted to the amount of retained earnings immediately prior to the distribution or the amount of assets that exceeds the total liabilities immediately after the distribution. As of December 31, 2021, Bancorp's retained earnings and amount of total assets that exceeds total liabilities were $239.9 million and $450.4 million, respectively.

Under the California Financial Code, payment of dividends by the Bank to Bancorp is restricted to the lesser of retained earnings or the amount of undistributed net profits of the Bank from the three most recent fiscal years. Under this restriction, approximately $6.2 million of the Bank's retained earnings balance was available for payment of dividends to Bancorp as of December 31, 2021. Bancorp held $6.7 million in cash at December 31, 2021.

Preferred Stock and Shareholder Rights Plan

On July 6, 2017, Bancorp adopted a new shareholder rights agreement (“Rights Agreement”), which replaced the existing Rights Agreement that expired on July 23, 2017. The Rights Agreement, which expires on July 23, 2022, is designed to discourage takeovers that involve abusive tactics or do not provide fair value to shareholders. The Rights Agreement defines the percentage of share ownership of an "acquiring person" as 10% of the outstanding common shares. Currently, each right entitles the registered holder to purchase from Bancorp one two-hundredth of a share of Series A Junior Participating Preferred Stock, no par value, of Bancorp at an initial price of $90 per one one-hundredth of a preferred share, subject to adjustment upon the occurrence of certain events. As of December 31, 2021, Bancorp was authorized to issue five million shares of preferred stock with no par value, one million shares of which have been designated as Series A Junior Participating Preferred Stock, with no par value under the Rights Agreement. In the event of a proposed merger, tender offer or other attempt to gain control of Bancorp that the Board of Directors does not approve, the Board of Directors may authorize the issuance of shares of common or preferred stock that would impede the completion of such a transaction. An effect of the possible issuance of common or preferred stock, therefore, may be to deter a future takeover attempt. The Board of Directors has no present plans or understandings for the issuance of any common or preferred stock in connection with the Rights Agreement.

Share Repurchase Program

On April 23, 2018, Bancorp announced that its Board of Directors approved a Share Repurchase Program under which Bancorp may repurchase up to $25.0 million of its outstanding common stock through May 1, 2019. Bancorp's Board of Directors subsequently extended the Share Repurchase Program through February 28, 2020. A new Share Repurchase Program was approved by the Board of Directors on January 24, 2020, which began on March 1, 2020 and allowed Bancorp to repurchase up to $25.0 million of its outstanding common stock and ended May 2021. On July 16, 2021, Bancorp Board of Directors approved a share repurchase program under which Bancorp could repurchase up to $25.0 million of its outstanding common stock through July 31, 2023. On October 22, 2021, Bancorp's Board of Directors approved an amendment to the current share repurchase program, which increased the total authorization from $25.0 million to $57.0 million and left the expiration date unchanged. Bancorp repurchased 1,117,666 shares totaling $40.7 million in 2021.

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

The following table summarizes our assets and liabilities that were required to be recorded at fair value on a recurring basis.

(in thousands) Description of Financial Instruments	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Measurement Categories: Changes in Fair Value Recorded In1
December 31, 2021
Securities available for sale:
Mortgage-backed securities and collateralized mortgage obligations issued by U.S. government-sponsored agencies	$759,576	$—	$759,576	$—	OCI
SBA-backed securities	$33,478	$—	$33,478	$—	OCI
Debentures of government sponsored agencies	$188,527	$—	$188,527	$—	OCI
U.S. Treasury securities	$11,630	$11,630	$—	$—	OCI
Obligations of state and political subdivisions	$134,000	$—	$134,000	$—	OCI
Corporate bonds	$38,495	$—	$38,495	$—	OCI
Asset-backed securities	$1,862	$—	$1,862	$—	OCI
Derivative financial liabilities (interest rate contracts)	$1,085	$—	$1,085	$—	NI
December 31, 2020
Securities available for sale:
Mortgage-backed securities and collateralized mortgage obligations issued by U.S. government-sponsored agencies	$228,651	$—	$228,651	$—	OCI
SBA-backed securities	$32,862	$—	$32,862	$—	OCI
Debentures of government sponsored agencies	$20,186	$—	$20,186	$—	OCI
Obligations of state and political subdivisions	$110,652	$—	$110,652	$—	OCI
Derivative financial liabilities (interest rate contracts)	$1,912	$—	$1,912	$—	NI
 1Other comprehensive income ("OCI") or net income ("NI").

Available-for-sale securities are recorded at fair value on a recurring basis. When available, quoted market prices (Level 1) are used to determine the fair value of available-for-sale securities. Level 1 securities include U.S.

Treasury securities. If quoted market prices are not available, we obtain pricing information from a reputable third-party service provider, who may utilize valuation techniques that use current market-based or independently sourced parameters, such as bid/ask prices, dealer-quoted prices, interest rates, benchmark yield curves, prepayment speeds, probability of default, loss severity and credit spreads (Level 2).   Level 2 securities include obligations of state and political subdivisions, U.S. agencies or government-sponsored agencies' debt securities, mortgage-backed securities, government agency-issued, privately-issued collateralized mortgage obligations, corporate bonds and asset-backed securities. As of December 31, 2021 and 2020, there were no Level 3 securities.

Held-to-maturity securities may be written down to fair value as a result of an other-than-temporary impairment, and we did not record any write-downs during 2021 or 2020. Fair value of held-to-maturity securities is determined using the same techniques discussed above for available-for-sale securities.

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

The following table presents the carrying value of assets measured at fair value on a non-recurring basis and that were held in the consolidated statements of condition at each respective period end, by level within the fair value hierarchy as of December 31, 2021 and December 31, 2020.

(in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2021
Other real estate owned	$800	$—	$—	$800
December 31, 2020
Other real estate owned	$—	$—	$—	$—

Disclosures about Fair Value of Financial Instruments

The table below is a summary of fair value estimates for financial instruments as of December 31, 2021 and 2020, excluding financial instruments recorded at fair value on a recurring basis (summarized in the first table in this note). The carrying amounts in the following table are recorded in the consolidated statements of condition under the indicated captions. Further, we have not disclosed the fair value of financial instruments specifically excluded from disclosure requirements such as BOLI and non-maturity deposit liabilities. Additionally, we held shares of FHLB stock and Visa Inc. Class B common stock, both recorded at cost, as there was no impairment or changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer as of December 31, 2021 and 2020. See further discussion on values within Note 2, Investment Securities, above.

	December 31, 2021			December 31, 2020
(in thousands)	Carrying Amounts	Fair Value	Fair Value Hierarchy	Carrying Amounts	Fair Value	Fair Value Hierarchy
Financial assets (recorded at amortized cost)
Cash and cash equivalents	$347,641	$347,641	Level 1	$200,320	$200,320	Level 1
Investment securities held-to-maturity	342,222	342,755	Level 2	109,036	115,185	Level 2
Loans, net of allowance for credit losses	2,232,622	2,234,430	Level 3	2,065,682	2,089,192	Level 3
Interest receivable	11,889	11,889	Level 2	10,922	10,922	Level 2
Financial liabilities (recorded at amortized cost)
Time deposits	150,235	150,475	Level 2	97,433	97,769	Level 2
Subordinated debenture	—	—	Level 3	2,777	3,115	Level 3
Interest payable	81	81	Level 2	97	97	Level 2

Commitments - The value of unrecognized financial instruments is estimated based on the fee income associated with the commitments which, in the absence of credit exposure, is considered to approximate their settlement value. The fair value of commitment fees was not material as of December 31, 2021 and 2020.

Note 10: Benefit Plans

Deferred Compensation Plan

We established a Deferred Compensation Plan which allows certain key management personnel designated by the Board of Directors of the Bank to defer up to 80% of their salary and 100% of their annual bonus. Amounts deferred earn interest that is equal to the prime rate as published in the Wall Street Journal, on the first business day of the year, which was 3.25% on January 1, 2021 and 4.75% on January 1, 2020.

As part of the acquisition of ARB in August 2021, we assumed $2.9 million of deferred compensation plans for former members of ARB's management team and non-employee directors. Amounts deferred earn interest based on the 5 year U.S. Government Treasury rate plus 4.0%. This rate was 4.36% for 2021. Beginning January 1, 2022, the rate will convert to the prime rate.

Our deferred compensation obligation totaled $7.7 million and $4.7 million at December 31, 2021 and 2020, respectively, and is included in interest payable and other liabilities.

A similar Deferred Director Fee Plan, which allows members of the Board of Directors to defer the cash portion of their director compensation, went into effect on January 1, 2021, and the first deferral of their fees was in July 2021. Our deferred compensation obligation for members of the Board of Directors totaled $237 thousand at December 31, 2021.

401(k) Defined Contribution Plan

Our 401(k) Defined Contribution Plan, which includes a Roth 401(k) option (the “401(k) Plan”), is available to all regular employees at least eighteen years of age who complete ninety days of service, and enter the plan during one of the four open enrollment dates (January 1, April 1, July 1, and October 1) of each year. Under the 401(k) Plan, employees can defer between 1% and 50% of their eligible compensation, up to the maximum amount allowed by the Internal Revenue Code. The Bank provides employer-match of 70% of each participant's contribution, with a maximum of $5 thousand of matching contribution per participant per year. Employer matching contributions to the 401(k) Plan vest at a rate of 20% per year over five years, per plan provisions. Employer contributions totaled $991 thousand, $929 thousand and $874 thousand for the years ended December 31, 2021, 2020 and 2019, respectively and are recorded as part of salaries and benefits expense.

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

Bancorp issued shares of common stock, contributed them to the ESOP and recognized expenses of $1.3 million in 2021 and 2020 and $1.2 million in 2019, based on the quoted market price on the date of contribution. Cash dividends paid on Bancorp stock held by the ESOP are used to purchase additional shares in the open market. All shares of Bancorp stock held by the ESOP are included in the calculations of basic and diluted earnings per share. The employer contributions to the ESOP are included in salaries and benefits expense.

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

As part of the acquisition of ARB in August 2021, we assumed $1.7 million of salary continuation agreements for six former executive officers and directors of ARB, under which, fixed annual retirement benefit payments will be made following separation from service with varying payment end dates, the latest being fifteen years.

At December 31, 2021 and 2020, respectively, our liability under the Salary Continuation Plan was $5.3 million and $3.2 million recorded in interest payable and other liabilities.

Note 11: Income Taxes

The current and deferred components of the income tax provision for each of the three years ended December 31 are as follows:

(in thousands)	2021	2020	2019
Current tax provision
Federal	$6,627	$7,108	$7,838
State	4,815	4,895	5,183
Total current tax provision	11,442	12,003	13,021
Deferred tax provision (benefit)
Federal	274	(964)	(907)
State	(58)	(694)	(461)
Total deferred tax provision (benefit)	216	(1,658)	(1,368)
Total income tax provision	$11,658	$10,345	$11,653

The following table shows the tax effect of our cumulative temporary differences as of December 31:

(in thousands)	2021	2020
Deferred tax assets:
Operating and finance lease liabilities	$7,642	$8,018
Allowance for credit losses on loans and unfunded loan commitments	7,335	7,584
Deferred compensation plan and salary continuation plan	3,911	2,343
Accrued but unpaid expenses	1,884	1,103
Net operating loss carryforwards	1,406	1,660
State franchise tax	930	1,017
Fair value adjustment on acquired loans	894	254
Stock-based compensation	599	658
Depreciation and disposals on premises and equipment	188	635
Interest received on non-accrual loans	24	23
Other	120	100
Total gross deferred tax assets	24,933	23,395
Deferred tax liabilities:
Operating and finance lease right-of-use assets	(7,098)	(7,589)
Core deposit intangible assets	(1,953)	(1,133)
Deferred loan origination costs and fees	(1,526)	(1,945)
Net unrealized gains on securities available-for-sale	(745)	(5,237)
Accretion on investment securities	(33)	(33)
Unaccreted discount on subordinated debenture	—	(398)
Other	(259)	(132)
Total gross deferred tax liabilities	(11,614)	(16,467)
Net deferred tax assets	$13,319	$6,928

As of December 31, 2021, federal and California net operating loss carryforwards ("NOLs") of $304 thousand and $15.7 million, respectively, corresponded to the total $1.4 million deferred tax asset above. If not fully utilized, the federal NOLs will begin to expire in 2031 and the California NOLs will begin to expire in 2030. Based upon the level of historical taxable income and projections for future taxable income over the periods during which the deferred tax assets are expected to be deductible, management believes it is more likely than not we will realize the benefit of the remaining deferred tax assets. Accordingly, no valuation allowance has been established as of December 31, 2021 or 2020.

The effective tax rate for 2021, 2020 and 2019 differs from the current federal statutory income tax rate as follows:

	2021	2020	2019
Federal statutory income tax rate	21.0%	21.0%	21.0%
Increase (decrease) due to:
California franchise tax, net of federal tax benefit	8.4%	8.1%	8.2%
Tax exempt interest on municipal securities and loans	(2.5)%	(2.4)%	(1.8)%
Tax exempt earnings on bank owned life insurance	(1.0)%	(0.5)%	(0.6)%
Non-deductible acquisition related expenses	0.6%	—%	—%
Non-deductible executive compensation	0.4%	—%	—%
Low income housing and qualified zone academy bond tax credits	(0.4)%	(0.5)%	(0.4)%
Stock-based compensation and excess tax benefits	(0.1)%	(0.2)%	(0.1)%
Other	(0.4)%	—%	(0.9)%
Effective Tax Rate	26.0%	25.5%	25.4%

Bancorp and the Bank have entered into a tax allocation agreement, which provides that income taxes shall be allocated between the parties on a separate entity basis. The intent of this agreement is that each member of the consolidated group will incur no greater tax liability than it would have incurred on a stand-alone basis.

We file a consolidated return in the U.S. federal tax jurisdiction and a combined return in the State of California tax jurisdiction. There were no ongoing federal or state income tax examinations at the issuance of this report. We are no longer subject to examinations by tax authorities for years before 2018 for federal income tax and before 2017 for California. At December 31, 2021 and 2020, there were no unrecognized tax benefits, and neither the Bank nor Bancorp had accruals for interest and penalties related to unrecognized tax benefits.

Note 12:  Commitments and Contingencies

Leases

We lease premises under long-term non-cancelable operating leases with remaining terms of approximately 6 months to 11 years, most of which include escalation clauses and one or more options to extend the lease term, and some of which contain lease termination clauses. Lease terms may include certain renewal options that were considered reasonably certain to be exercised.

We lease certain equipment under finance leases with initial terms of 3 years to 5 years. The equipment finance leases do not contain renewal options, bargain purchase options or residual value guarantees.

The following table shows the balances of operating and finance lease right-of-use assets and lease liabilities as of December 31, 2021 and 2020.

(in thousands)	December 31, 2021	December 31, 2020
Operating leases:
Operating lease right-of-use assets	$23,604	$25,612
Operating lease liabilities	25,429	27,062
Finance leases:
Finance lease right-of-use assets	499	365
Accumulated amortization	(93)	(307)
Finance lease right-of-use assets, net[1]	$406	$58
Finance lease liabilities[2]	$419	$58
[1] Included in premises and equipment in the consolidated statements of condition.
[2] Included in borrowings and other obligations in the consolidated statements of condition.

The following table shows supplemental disclosures of noncash investing and financing activities for the years ended December 31, 2021, 2020 and 2019.

(in thousands)	2021	2020	2019
Right-of-use assets obtained in exchange for operating lease liabilities	$2,376	$18,633	$1,661
Right-of-use assets obtained in exchange for finance lease liabilities	$444	$18	$31
Reclassification of deferred rent and unamortized lease incentives from other liabilities to operating lease right-of-use assets upon adoption of ASC 842	$—	$—	$1,967

The following table shows components of operating and finance lease cost for the years ended December 31, 2021, 2020 and 2019.

(in thousands)	2021	2020	2019
Operating lease cost[1]	$4,823	$4,498	$4,144
Variable lease cost	—	5	—
Total operating lease cost	$4,823	$4,503	$4,144
Finance lease cost:
Amortization of right-of-use assets[2]	$96	$169	$172
Interest on finance lease liabilities[3]	2	3	8
Total finance lease cost	$98	$172	$180
Total lease cost	$4,921	$4,675	$4,324
[1] Included in occupancy and equipment expense in the consolidated statements of comprehensive income.
[2] Included in depreciation and amortization in the consolidated statements of comprehensive income.
[3] Included in interest on borrowings and other obligations in the consolidated statements of comprehensive income.

The following table shows the future minimum lease payments, weighted average remaining lease terms, and weighted average discount rates under operating and finance lease arrangements as of December 31, 2021.

(in thousands)	December 31, 2021
Year	Operating Leases	Finance Leases
2022	$5,203	$127
2023	4,377	117
2024	3,667	113
2025	3,152	66
2026	2,354	—
Thereafter	8,330	—
Total minimum lease payments	27,083	423
Amounts representing interest (present value discount)	(1,654)	(4)
Present value of net minimum lease payments (lease liability)	$25,429	$419

Weighted average remaining term (in years)	7.0	3.5
Weighted average discount rate	1.69%	0.63%

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

In 2012, Visa had reached a $4.0 billion interchange multidistrict litigation class settlement agreement with plaintiffs representing a class of U.S. retailers. The escrow balance of $1.1 billion as of December 31, 2021, combined with funds previously deposited with the court, are expected to cover the settlement payment obligations.

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
Our cash in correspondent bank accounts, at times, may exceed FDIC insured limits. We place cash and cash equivalents with the Federal Reserve Bank and other high credit quality financial institutions, periodically monitor their credit worthiness and limit the amount of credit exposure to any one institution according to regulations. Concentrations of credit risk with respect to investment securities primarily related to the U.S. government and GSEs, which accounted for $1.277 billion, or 85% of our total investment portfolio at December 31, 2021 and $389.1 million, or 78% at December 31, 2020. The increase is due to both the acquired ARB investment security portfolio, including U.S. government and GSEs totaling $261.3 million at the date of acquisition, as well as the deployment of excess liquidity throughout 2021 into securities with purchases of $827.9 million in this security type. Our largest investment security issued by a non-GSE issuer accounted for approximately 2% of our total investment portfolio at December 31, 2021, and 3% at December 31, 2020.
We also manage our credit exposure related to our loan portfolio to avoid the risk of undue concentration of credits in a particular industry by reducing significant exposure to highly leveraged transactions or to any individual customer or counterparty, and by obtaining collateral as appropriate. No single borrower relationship accounts for more than 3% of outstanding loan balances at December 31, 2021 or 2020. The largest loan concentration group by industry of the borrowers is real estate, which accounted for 84% and 76% of our loan portfolio at December 31, 2021 and 2020, respectively. The increase in the percentage in real estate from 2020 to 2021 was primarily due to a $180.4 million reduction in unsecured loans guaranteed by the SBA under the Paycheck Protection Program ("PPP"), which are included in commercial and industrial loans.

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

As of December 31, 2021, we had four interest rate swap agreements, which are scheduled to mature in June 2031, October 2031, July 2032 and October 2037. All of our derivatives are accounted for as fair value hedges. The notional amounts of the interest rate contracts are equal to the notional amounts of the hedged loans. Our interest rate swap payments are settled monthly with counterparties. Accrued interest on the swaps totaled $11 thousand at both December 31, 2021 and 2020. Information on our derivatives follows:

	Asset derivatives		Liability derivatives
(in thousands)	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020
Fair value hedges:
Interest rate contracts notional amount	$—	$—	$13,037	$13,991
Interest rate contracts fair value [1]	$—	$—	$1,085	$1,912
1 Refer to Note 9, Fair Value of Assets and Liabilities, for valuation methodology.

The following table presents the carrying amount associated cumulative basis adjustment related to the application of fair value hedge accounting that is included in the carrying amount of hedged assets as of December 31, 2021 and 2020:

	Carrying Amounts of Hedged Assets		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Loans
(in thousands)	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020
Loans	$13,976	$15,745	$939	$1,753

The following table presents the net losses recognized in interest income on loans on the consolidated statements of comprehensive income related to our derivatives designated as fair value hedges:

	Years ended December 31,
(in thousands)	2021	2020	2019
Interest and fees on loans [1]	$91,612	$84,674	$84,331
Increase (decrease) in value of designated interest rate swaps due to LIBOR interest rate movements	$827	$(734)	$(964)
Payment on interest rate swaps	(369)	(360)	(90)
(Decrease) increase in value of hedged loans	(814)	809	938
Decrease in value of yield maintenance agreement	(11)	(12)	(13)
Net losses on fair value hedging derivatives recognized in interest income	$(367)	$(297)	$(129)
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
		Gross Amounts	Net Amounts of
	Gross Amounts	Offset in the	Liabilities Presented
	of Recognized	Statements of	in the Statements of	Financial	Cash Collateral
(in thousands)	Liabilities[1]	Condition	Condition[1]	Instruments	Pledged	Net Amount
December 31, 2021
Derivatives by Counterparty:
Counterparty A	$1,085	$—	$1,085	$—	(1,085)	$—
December 31, 2020
Derivatives by Counterparty:
Counterparty A	$1,912	$—	$1,912	$—	(1,912)	$—
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

Management reviews capital ratios on a regular basis to ensure that capital exceeds the prescribed regulatory minimums and is adequate to meet our anticipated future needs.  For all periods presented, the Bank’s ratios exceed the regulatory definition of “well-capitalized” under the regulatory framework for prompt corrective action and Bancorp’s ratios exceed the required minimum ratios to be considered a well-capitalized bank holding company. In addition, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action as of December 31, 2021. There are no conditions or events since that notification that management believes have changed the Bank’s categories and we expect the Bank to remain well capitalized for prompt corrective action purposes.

In August 2018, the Board of Governors of the Federal Reserve System changed the definition of a "Small Bank Holding Company" by increasing the asset threshold from $1.0 billion to $3.0 billion. Bancorp's total assets were $4.3 billion and $2.9 billion at December 31, 2021 and 2020, respectively. As a result, Bancorp was only subject to separate minimum capital requirements for year ending December 31, 2021; however, we disclosed comparative capital ratios for Bancorp, which would have exceeded well-capitalized levels had Bancorp been subject to the same minimum capital requirements as of December 31, 2020.

The Bancorp’s and Bank's capital adequacy ratios as of December 31, 2021 and 2020 are presented in the following tables. The decrease in capital ratios as of December 31, 2021 from December 31, 2020 was largely attributable to shares repurchased totaling $40.7 million during 2021. Tier 1 Capital to average assets was also reduced by an increase in cash driven by deposit growth over and above that attributable to the Merger. In addition, as of December 31, 2020, Bancorp's Tier 1 capital included a subordinated debenture, which was not included at the Bank level. On March 15, 2021, Bancorp redeemed in full our last subordinated debenture due to NorCal Community Bancorp Trust II. Partially offsetting those factors, the Merger served to increase capital ratios as the proportion of risk-weighted assets to total assets was lower for ARB.

Capital Ratios for Bancorp (dollars in thousands)	Actual Ratio		Adequately Capitalized Threshold			Ratio to be a Well Capitalized Bank Holding Company
December 31, 2021	Amount	Ratio	Amount		Ratio	Amount		Ratio
Total Capital (to risk-weighted assets)	$397,101	14.58%	≥ $	286,035	≥ 10.50%	≥ $	272,414	≥ 10.00%
Tier 1 Capital (to risk-weighted assets)	$373,286	13.70%	≥ $	231,552	≥ 8.50%	≥ $	217,931	≥ 8.00%
Tier 1 Capital (to average assets)	$373,286	8.85%	≥ $	168,750	≥ 4.00%	≥ $	210,937	≥ 5.00%
Common Equity Tier 1 (to risk-weighted assets)	$373,286	13.70%	≥ $	190,690	≥ 7.00%	≥ $	177,069	≥ 6.50%
December 31, 2020
Total Capital (to risk-weighted assets)	$339,544	16.03%	≥ $	222,393	≥ 10.50%	≥ $	211,802	≥ 10.00%
Tier 1 Capital (to risk-weighted assets)	$313,891	14.82%	≥ $	180,032	≥ 8.50%	≥ $	169,442	≥ 8.00%
Tier 1 Capital (to average assets)	$313,891	10.80%	≥ $	116,224	≥ 4.00%	≥ $	145,280	≥ 5.00%
Common Equity Tier 1 (to risk-weighted assets)	$311,114	14.69%	≥ $	148,262	≥ 7.00%	≥ $	137,672	≥ 6.50%

Capital Ratios for the Bank (dollars in thousands)	Actual Ratio		Adequately Capitalized Threshold			Ratio to be Well Capitalized under Prompt Corrective Action Provisions
December 31, 2021	Amount	Ratio	Amount		Ratio	Amount		Ratio
Total Capital (to risk-weighted assets)	$390,924	14.35%	≥ $	286,009	≥ 10.50%	≥ $	272,390	≥ 10.00%
Tier 1 Capital (to risk-weighted assets)	$367,109	13.48%	≥ $	231,531	≥ 8.50%	≥ $	217,912	≥ 8.00%
Tier 1 Capital (to average assets)	$367,109	8.70%	≥ $	168,724	≥ 4.00%	≥ $	210,905	≥ 5.00%
Common Equity Tier 1 (to risk-weighted assets)	$367,109	13.48%	≥ $	190,673	≥ 7.00%	≥ $	177,053	≥ 6.50%
December 31, 2020
Total Capital (to risk-weighted assets)	$334,686	15.80%	≥ $	222,391	≥ 10.50%	≥ $	211,801	≥ 10.00%
Tier 1 Capital (to risk-weighted assets)	$309,033	14.59%	≥ $	180,031	≥ 8.50%	≥ $	169,441	≥ 8.00%
Tier 1 Capital (to average assets)	$309,033	10.64%	≥ $	116,224	≥ 4.00%	≥ $	145,280	≥ 5.00%
Common Equity Tier 1 (to risk-weighted assets)	$309,033	14.59%	≥ $	148,261	≥ 7.00%	≥ $	137,671	≥ 6.50%

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

The contractual amount of unfunded loan commitments and standby letters of credit not reflected in the consolidated statements of condition are as follows:

(in thousands)	December 31, 2021	December 31, 2020
Commercial lines of credit	$330,234	$297,898
Revolving home equity lines	210,938	191,969
Undisbursed construction loans	78,381	101,307
Personal and other lines of credit	11,001	10,611
Standby letters of credit	3,657	2,657
Total unfunded loan commitments and standby letters of credit	$634,211	$604,442

As of December 31, 2021, approximately 39% of the commitments expire in 2022, 49% expire between 2023 and 2029 and 12% expire thereafter.

We record an allowance for credit losses on unfunded loan commitments at the balance sheet date based on estimates of the probability that these commitments will be drawn upon according to historical utilization experience of the different types of commitments and expected loss rates determined for pooled funded loans. The allowance for credit losses on unfunded commitments totaled $1.8 million and $2.8 million as of December 31, 2021 and December 31, 2020, respectively, which is included in interest payable and other liabilities in the consolidated statements of condition.

The $993 thousand decrease in the allowance for unfunded commitments in 2021 was largely due to ongoing improvements in the underlying economic forecasts under the CECL accounting method.

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

Note 17:  Condensed Bank of Marin Bancorp Parent Only Financial Statements

Presented below is financial information for Bank of Marin Bancorp, parent holding company only.

CONDENSED UNCONSOLIDATED STATEMENTS OF CONDITION
December 31, 2021 and 2020
(in thousands)	2021	2020
Assets
Cash and due from Bank of Marin	$6,624	$5,329
Investment in bank subsidiary	444,191	356,172
Other assets	243	336
Total assets	$451,058	$361,837

Liabilities and Stockholders' Equity
Subordinated debenture	$—	$2,777
Accrued expenses payable	318	74
Other liabilities	372	733
Total liabilities	690	3,584
Stockholders' equity	450,368	358,253
Total liabilities and stockholders' equity	$451,058	$361,837

CONDENSED UNCONSOLIDATED STATEMENTS OF INCOME
Years ended December 31, 2021, 2020 and 2019
(in thousands)	2021	2020	2019
Income
Dividends from bank subsidiary	$64,000	$16,200	$17,600
Miscellaneous Income	—	3	5
Total income	64,000	16,203	17,605
Expense
Interest expense	1,361	158	229
Non-interest expense	4,025	1,325	1,399
Total expense	5,386	1,483	1,628
Income before income taxes and equity in undistributed net income of subsidiary	58,614	14,720	15,977
Income tax benefit	1,235	437	480
Income before equity in undistributed net income of subsidiary	59,849	15,157	16,457
Earnings of bank subsidiary (less) greater than dividends received from bank subsidiary	(26,621)	15,085	17,784
Net income	$33,228	$30,242	$34,241

CONDENSED UNCONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2021, 2020 and 2019
(in thousands)	2021	2020	2019
Cash Flows from Operating Activities:
Net income	$33,228	$30,242	$34,241
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Earnings of bank subsidiary less (greater) than dividends received from bank subsidiary	26,621	(15,085)	(17,784)
Accretion of discount on subordinated debentures	1,347	69	68
Noncash director compensation expense	35	31	30
Net changes in:
Other assets	(1,655)	(4)	—
Other liabilities	(88)	59	80
Net cash provided by operating activities	59,488	15,312	16,635
Cash Flows from Investing Activities:
Capital contribution to bank subsidiary	(619)	(1,464)	(747)
Net cash used in investing activities	(619)	(1,464)	(747)
Cash Flows from Financing Activities:
Proceeds from stock options exercised and stock issued under employee and director stock purchase plans	587	1,419	747
Repayment of subordinated debenture including execution costs	(4,126)	—	—
Payment of tax withholdings for vesting of restricted stock	(166)	(73)	(220)
Dividends paid on common stock	(13,107)	(12,506)	(10,958)
Stock repurchased, net of commissions	(40,762)	(6,898)	(15,062)
Net cash used in financing activities	(57,574)	(18,058)	(25,493)
Net increase (decrease) in cash and cash equivalents	1,295	(4,210)	(9,605)
Cash and cash equivalents at beginning of year	5,329	9,539	19,144
Cash and cash equivalents at end of year	$6,624	$5,329	$9,539
Supplemental schedule of non-cash investing and financing activities:
Stock issued in payment of director fees	$217	$217	$231
Repurchase of stock not yet settled	$373	$413	$103
Stock issued to ESOP	$1,330	$1,289	$1,245

Note 18: Merger

Bancorp completed its merger with American River Bankshares ("AMRB") on August 6, 2021 (the "merger date"), with Bancorp continuing as the surviving entity, followed thereafter at 12:05 a.m. on August 7, 2021 by the merger of American River Bank with and into Bank of Marin (collectively, the "Merger"), with Bank of Marin surviving.

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

Bancorp accounted for the Merger using the acquisition method of accounting in accordance with ASC 805, Business Combinations. We recorded the estimated fair values of acquired assets and liabilities based on initial valuations as of August 6, 2021. Under ASC 805, during the measurement period of up to one year, the acquirer is allowed to adjust the amounts recognized at the acquisition date and may recognize additional assets or liabilities to reflect new information obtained from facts and circumstances that existed as of the merger date that, if known, would have affected the measurement of the amounts recognized as of that date. Measurement period adjustments are recognized in the reporting period in which they are determined. As such, the estimated fair values are considered preliminary and subject to adjustment for up to one year after August 6, 2021 (as of December 31, 2021 we have not needed to make any adjustments). Fair value amounts subject to change include, but are not limited to, loans, certain deposits, deferred tax assets and liabilities and certain other assets and other liabilities.

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

Operating lease right-of-use assets and lease liabilities - Operating lease right-of-use assets were measured at the present value of the remaining lease payments, as if the acquired leases commenced on the merger date, and adjusted to reflect favorable and unfavorable terms of the leases when compared to current market terms. Lease liabilities were measured at the present value of the remaining lease payments.

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

We recorded a core deposit intangible asset of $3.9 million at acquisition, of which $318 thousand was amortized from the merger date to December 31, 2021. The future amortization expense for the CDI arising from the Merger is as follows:

(in thousands)	2022	2023	2024	2025	2026	Thereafter	Total
Core deposit intangible amortization	$707	$630	$552	$475	$397	$830	$3,591

Other real estate owned - The value of other real estate owned was based on an independent third-party appraisal.

Deposits - The fair values for the demand and savings deposits equaled the amount payable on demand at the merger date. The fair values for time deposits were estimated using a discounted cash flow calculation using current offering rates on time deposits with similar remaining maturities.

FHLB borrowings - The estimated fair value of Federal Home Loan Bank borrowings was the contractual repayment amount adjusted for prepayment penalty fees.

Pro Forma Results of Operations (Unaudited)

AMRB's unaudited contributions to net interest income and net income from the August 6, 2021 merger date to December 31, 2021 included in the consolidated statements of comprehensive income are presented in the following table.

(in thousands)
Net interest income [1]	$9,167
Net loss [1]	$(1,444)
1 AMRB's net interest income and net loss include merger-related costs incurred from the merger date to December 31, 2021, accretion of the net purchase discount on acquired loans, premises fair value adjustment depreciation, CDI amortization and time deposit premium amortization, as applicable. The pro forma net loss does not include allowance for credit losses adjustments related to acquired loans.

The following table presents certain unaudited pro forma net interest income and net income for illustrative purposes only for the years ended December 31, 2021 and 2020 as if AMRB was acquired on January 1, 2020. This unaudited pro forma information combines Bancorp's and AMRB's historical results and includes adjustments reflecting the estimated impact of certain fair value adjustments for the respective periods. The pro forma information is not indicative of what would have occurred had the acquisition consummated as of the beginning of the year prior to the acquisition. The unaudited pro forma information does not consider any changes to the provision for credit losses resulting from recording loans at fair value, cost savings, or business synergies. As a result, actual amounts would have differed from the unaudited pro forma information presented, and the differences could be significant.

	Year ended
(in thousands)	December 31, 2021	December 31, 2020
Net interest income - Pro forma	$120,513	$122,608
Net interest income - Actual	$104,951	$96,659

Net income - Pro forma [1]	$42,997	$28,445
Net income - Actual	$33,228	$30,242
[1] The 2021 pro forma combined net income was adjusted to exclude merger-related costs of $4.9 million (net of tax benefits), incurred by Bancorp and $3.0 million (net of tax benefits) incurred by AMRB. These merger-related costs were included in the combined net income for the year ended December 31, 2020 as if the merger occurred on January 1, 2020.

Merger-related one-time and conversion costs are recognized as incurred and continue until all systems have been converted and operational functions are fully integrated. Bancorp's pretax merger-related costs reflected in the consolidated statements of comprehensive income are summarized in the following table.

	Year ended
(in thousands)	December 31, 2021	December 31, 2020
Personnel and severance	$3,005	$—
Professional services	1,976	—
Data processing	1,127	—
Other expense	350	—
Total merger-related one-time and conversion costs	$6,458	$—

End of 2021 Audited Consolidated Financial Statements

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

(B)    Management's Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rules 13a-15(f) promulgated under the 1934 Act). The internal control process has been designed under our supervision to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America. Management conducted an assessment of the effectiveness of internal control over financial reporting as of December 31, 2021, utilizing the framework established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2021.

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

(C)    Audit Report of the Registered Public Accounting Firm

The Company's independent registered public accounting firm, Moss Adams, LLP, has audited the effectiveness of internal control over financial reporting as of December 31, 2021 as stated in their audit report, which is included in ITEM 8 and incorporated herein by reference.

(D)    Changes in Internal Control over Financial Reporting

During the third quarter of 2021, we completed the merger with American River Bankshares and we continue to integrate and incorporate their business processes and systems into our internal control over financial reporting. Other than the interim effects of the Merger, there were no significant changes that materially affected, or are reasonably likely to affect, our internal control over financial reporting mentioned in item (B) above. The term internal control over financial reporting, as defined by Rule 15d-15(f) of the Act, is a process designed by, or under the supervision of, the issuer's principal executive and principal financial officers, or persons performing similar functions, and effected by the issuer's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

ITEM 9B.    OTHER INFORMATION

None.

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference from our Proxy Statement for the 2022 Annual Meeting of Shareholders. Bancorp and the Bank have adopted a Code of Ethics that applies to all staff including the Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer. A copy of the Code of Ethical Conduct, which is also included on our website, will be provided to any person, without charge, upon written request to Corporate Secretary, Bank of Marin Bancorp, 504 Redwood Boulevard, Suite 100, Novato, CA 94947. During 2021 there were no changes in the procedures for the election or nomination of directors.

ITEM 11.     EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference from our Proxy Statement for the 2022 Annual Meeting of Shareholders.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
        RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference from ITEM 5 above, Note 8 to our audited consolidated financial statements and our Proxy Statement for the 2022 Annual Meeting of Shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference from our Proxy Statement for the 2022 Annual Meeting of Shareholders.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company’s independent registered public accounting firm is Moss Adams LLP, Issuing Office: Sacramento, CA, PCAOB ID: 659.

The information required by this Item is incorporated by reference from our Proxy Statement for the 2022 Annual Meeting of Shareholders.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(A)     Documents Filed as Part of this Report:

1.     Financial Statements

The financial statements and supplementary data listed below are filed as part of this report under ITEM 8, captioned Financial Statements and Supplementary Data.
Report of Independent Registered Public Accounting Firm for the years ended December 31, 2021, 2020 and 2019
Management's Report on Internal Control over Financial Reporting
Consolidated Statements of Condition as of December 31, 2021 and 2020
Consolidated Statements of Comprehensive Income for the years ended December 31, 2021, 2020 and 2019
Consolidated Statement of Changes in Stockholders' Equity for the years ended December 31, 2021, 2020 and 2019
Consolidated Statement of Cash Flows for the years ended December 31, 2021, 2020 and 2019
Notes to Consolidated Financial Statements

2.     Financial Statement Schedules

All financial statement schedules have been omitted, as they are inapplicable or the required information is included in the financial statements or notes thereto.

(B)    Exhibits Filed:

The following exhibits are filed as part of this report or hereby incorporated by references to filings previously made with the SEC.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
2.01	Agreement to Merge and Plan of Reorganization, dated April 16, 2021 by and among Bank of Marin Bancorp and American River Bankshares	8-K	001-33572	2.1	April 19, 2021
3.01	Articles of Incorporation, as amended	S-4	333-257025	3.01	June 11, 2021
3.02	Bylaws, as amended	S-4	333-257025	3.02	June 11, 2021
4.01	Rights Agreement, dated July 6, 2017	8-A12B	001-33572	4.1	July 7, 2017
4.02	Description of Capital Stock	10-K	001-33572	4.02	March 13, 2020
10.01	Employee Stock Ownership Plan	S-8	333-218274	4.1	May 26, 2017
10.02	2017 Employee Stock Purchase Plan	S-8	333-221219	4.1	October 30, 2017
10.03	2017 Equity Plan, as amended	S-8	333-227840	4.1	October 15, 2018
10.04	2020 Director Stock Plan	S-8	333-239555	4.1	June 30, 2020
10.05	Form of Indemnification Agreement for Directors and Executive Officers, dated August 9, 2007	10-Q	001-33572	10.06	November 7, 2007
10.06	Form of Employment Agreement, dated January 23, 2009	8-K	001-33572	10.1	January 26, 2009
10.07	2010 Annual Individual Incentive Compensation Plan, revised 2019	10-K	001-33572	10.07	March 15, 2021
10.08	Salary Continuation Agreement for executive officer Russell Colombo, Chief Executive Officer, dated January 1, 2011	8-K	001-33572	10.1	January 6, 2011
10.09	Salary Continuation Agreement for executive officer Tani Girton, Chief Financial Officer, dated October 18, 2013	8-K	001-33572	10.2	November 4, 2014
10.10	Salary Continuation Agreement for executive officer Elizabeth Reizman, Chief Credit Officer, dated July 20, 2014	8-K	001-33572	10.3	November 4, 2014
10.11	2007 Form of Change in Control Agreement	8-K	001-33572	10.1	October 31, 2007
10.12	Director Deferred Fee Plan, dated December 17, 2020	10-K	001-33572	10.13	March 15, 2021
10.13	Employment Agreement with Timothy Myers, President and Chief Executive Officer, dated September 23, 2021	8-K	001-33572	10.1	September 24, 2021
14.01	Code of Ethical Conduct, dated December 16, 2021					Filed
23.01	Consent of Moss Adams LLP					Filed
31.01	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					Filed
31.02	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					Filed
32.01	Certification pursuant to 18 U.S.C. §1350 as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002					Filed
101.INS	Inline XBRL Instance Document					Filed
101.SCH	Inline XBRL Taxonomy Extension Schema Document					Filed
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					Filed
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					Filed
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					Filed
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					Filed
Copies of any exhibit to our Annual Report on Form 10-K listed in the index above will be furnished to shareholders as of the record date without charge upon written request by such shareholder addressed as follows: Corporate Secretary, Bank of Marin Bancorp, 504 Redwood Boulevard, Suite 100, Novato, CA  94947.

ITEM 16.     Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bank of Marin Bancorp (registrant)

March 15, 2022	/s/ Tani Girton
Date	Tani Girton
Executive Vice President & Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated:	March 15, 2022	/s/ Timothy D. Myers
Timothy D. Myers
President & Chief Executive Officer, Director
(Principal Executive Officer)

Dated:	March 15, 2022	/s/ Tani Girton
Tani Girton
Executive Vice President & Chief Financial Officer
(Principal Financial Officer)

Dated:	March 15, 2022	/s/ David A. Merck
David A. Merck
Vice President & Financial Reporting Manager
(Principal Accounting Officer)

Members of Bank of Marin Bancorp's Board of Directors

Dated:	March 15, 2022	/s/ Brian M. Sobel
Brian M. Sobel
Chairman of the Board

Dated:	March 15, 2022	/s/ Nicolas C. Anderson
Nicolas C. Anderson

Dated:	March 15, 2022	/s/ Steven I. Barlow
Steven I. Barlow

Dated:	March 15, 2022	/s/ Russell A. Colombo
Russell A. Colombo

Dated:	March 15, 2022	/s/ Charles D. Fite
Charles D. Fite

Dated:	March 15, 2022	/s/ James C. Hale
James C. Hale

Dated:	March 15, 2022	/s/ Robert Heller
Robert Heller

Dated:	March 15, 2022	/s/ Kevin R. Kennedy
Kevin R. Kennedy

Dated:	March 15, 2022	/s/ William H. McDevitt, Jr.
William H. McDevitt, Jr.

Dated:	March 15, 2022	/s/ Sanjiv S. Sanghvi
Sanjiv S. Sanghvi

Dated:	March 15, 2022	/s/ Joel Sklar
Joel Sklar, M.D.

Dated:	March 15, 2022	/s/ Secil Tabli Watson
Secil Tabli Watson