Form 10-Q
period 2022-03-31
Bank of Marin Bancorp
filed 2022-05-09
CIK 1403475

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022
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
Yes   ☐    No  ☒

As of April 30, 2022, there were 15,997,180 shares of common stock outstanding.

Page-2

PART I       FINANCIAL INFORMATION

ITEM 1.  Financial Statements

BANK OF MARIN BANCORP CONSOLIDATED STATEMENTS OF CONDITION

(in thousands, except share data; unaudited)	March 31, 2022	December 31, 2021
Assets
Cash, cash equivalents and restricted cash	$170,901	$347,641
Investment securities
Held-to-maturity, at amortized cost (net of zero allowance for credit losses at March 31, 2022 and December 31, 2021)	790,264	342,222
Available-for-sale, at fair value (net of zero allowance for credit losses at March 31, 2022 and December 31, 2021)	955,457	1,167,568
Total investment securities	1,745,721	1,509,790
Loans, at amortized cost	2,201,854	2,255,645
Allowance for credit losses on loans	(22,547)	(23,023)
Loans, net of allowance for credit losses on loans	2,179,307	2,232,622
Goodwill	72,754	72,754
Bank-owned life insurance	61,536	61,473
Operating lease right-of-use assets	23,544	23,604
Bank premises and equipment, net	7,236	7,558
Core deposit intangible, net	6,225	6,605
Other real estate owned	800	800
Interest receivable and other assets	62,400	51,362
Total assets	$4,330,424	$4,314,209

Liabilities and Stockholders' Equity
Liabilities
Deposits
Non-interest bearing	$1,960,684	$1,910,240
Interest bearing
Transaction accounts	299,336	290,813
Savings accounts	347,335	340,959
Money market accounts	1,108,852	1,116,303
Time accounts	145,135	150,235
Total deposits	3,861,342	3,808,550
Borrowings and other obligations	388	419
Operating lease liabilities	25,351	25,429
Interest payable and other liabilities	22,935	29,443
Total liabilities	3,910,016	3,863,841
Commitments and contingent liabilities (Note 8)
Stockholders' Equity
Preferred stock, no par value, Authorized - 5,000,000 shares, none issued	—	—
Common stock, no par value, Authorized - 30,000,000 shares; issued and outstanding - 16,003,847 and 15,929,243 at March 31, 2022 and December 31, 2021, respectively	213,204	212,524
Retained earnings	246,511	239,868
Accumulated other comprehensive loss, net of taxes	(39,307)	(2,024)
Total stockholders' equity	420,408	450,368
Total liabilities and stockholders' equity	$4,330,424	$4,314,209
The accompanying notes are an integral part of these consolidated financial statements (unaudited).
Page-3

BANK OF MARIN BANCORP CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Three months ended
(in thousands, except per share amounts; unaudited)	March 31, 2022	December 31, 2021	March 31, 2021
Interest income
Interest and fees on loans	$23,677	25,495	$20,661
Interest on investment securities	6,693	5,625	3,129
Interest on federal funds sold and due from banks	106	125	42
Total interest income	30,476	31,245	23,832
Interest expense
Interest on interest-bearing transaction accounts	56	53	39
Interest on savings accounts	29	28	19
Interest on money market accounts	478	505	286
Interest on time accounts	14	25	96
Interest on borrowings and other obligations	1	1	—
Interest on subordinated debenture	—	—	1,361
Total interest expense	578	612	1,801
Net interest income	29,898	30,633	22,031
(Reversal of) provision for credit losses on loans	(485)	600	(2,929)
(Reversal of) provision for credit losses on unfunded loan commitments	(318)	210	(590)
Net interest income after (reversal of) provision for credit losses	30,701	29,823	25,550
Non-interest income
Wealth Management and Trust Services	600	607	488
Debit card interchange fees, net	505	544	366
Service charges on deposit accounts	488	531	281
Earnings on bank-owned life insurance, net	413	302	257
Dividends on Federal Home Loan Bank stock	259	255	149
Merchant interchange fees, net	140	175	57
Losses on sale of investment securities, net	—	(17)	—
Other income	462	322	228
Total non-interest income	2,867	2,719	1,826
Non-interest expense
Salaries and related benefits	11,548	10,716	9,208
Occupancy and equipment	1,909	1,929	1,751
Data processing	1,277	1,887	819
Professional services	913	653	863
Information technology	478	445	313
Depreciation and amortization	452	461	459
Amortization of core deposit intangible	380	393	204
Directors' expense	311	297	175
Federal Deposit Insurance Corporation insurance	290	292	179
Charitable contributions	45	90	31
Other expense	1,772	1,821	1,410
Total non-interest expense	19,375	18,984	15,412
Income before provision for income taxes	14,193	13,558	11,964
Provision for income taxes	3,728	3,844	3,017
Net income	$10,465	$9,714	$8,947
Net income per common share:
Basic	$0.66	$0.61	$0.67
Diluted	$0.66	$0.61	$0.66
Weighted average shares:
Basic	15,876	15,948	13,363
Diluted	15,946	16,027	13,469
Comprehensive income (loss):
Net income	$10,465	$9,714	$8,947
Other comprehensive income (loss):
Change in net unrealized (losses) gains on available-for-sale securities	(38,228)	(12,723)	(9,082)
Reclassification adjustment for losses on available-for-sale securities included in net income	—	17	—
Net unrealized losses on securities transferred from available-for-sale to held-to-maturity	(14,847)	—	—
Amortization of net unrealized losses on securities transferred from available-for-sale to held-to-maturity	144	108	143
Other comprehensive loss, before tax	(52,931)	(12,598)	(8,939)
Deferred tax benefit	(15,648)	(3,726)	(2,644)
Other comprehensive loss, net of tax	(37,283)	(8,872)	(6,295)
Total comprehensive (loss) income	$(26,818)	$842	$2,652
The accompanying notes are an integral part of these consolidated financial statements (unaudited).
Page-4

BANK OF MARIN BANCORP CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the three months ended March 31, 2022 and 2021

(in thousands, except share data; unaudited)	Common Stock		Retained Earnings	Accumulated Other Comprehensive (Loss) Income, Net of Taxes	Total
	Shares	Amount
	Three months ended March 31, 2022
Balance at January 1, 2022	15,929,243	$212,524	$239,868	$(2,024)	$450,368
Net income	—	—	10,465	—	10,465
Other comprehensive loss	—	—	—	(37,283)	(37,283)
Stock options exercised, net of shares surrendered for cashless exercises and tax withholdings	35,543	739	—	—	739
Stock issued under employee stock ownership plan	12,000	417	—	—	417
Restricted stock granted	46,672	—	—	—	—
Restricted stock surrendered for tax withholdings upon vesting	(836)	(29)	—	—	(29)
Restricted stock forfeited / cancelled	(649)	—	—	—	—
Stock-based compensation - stock options	—	86	—	—	86
Stock-based compensation - restricted stock	—	151	—	—	151
Cash dividends paid on common stock ($0.24 per share)	—	—	(3,822)	—	(3,822)
Stock issued in payment of director fees	5,149	193	—	—	193
Stock repurchased, including commissions	(23,275)	(877)	—	—	(877)
Balance at March 31, 2022	16,003,847	$213,204	$246,511	$(39,307)	$420,408
	Three months ended March 31, 2021
Balance at January 1, 2021	13,500,453	$125,905	$219,747	$12,601	$358,253
Net income	—	—	8,947	—	8,947
Other comprehensive loss	—	—	—	(6,295)	(6,295)
Stock options exercised, net of shares surrendered for cashless exercises and tax withholdings	17,180	38	—	—	38
Stock issued under employee stock purchase plan	778	28	—	—	28
Stock issued under employee stock ownership plan	9,000	332	—	—	332
Restricted stock granted	27,054	—	—	—	—
Restricted stock surrendered for tax withholdings upon vesting	(3,961)	(156)	—	—	(156)
Restricted stock forfeited / cancelled	(3,848)	—	—	—	—
Stock-based compensation - stock options	—	172	—	—	172
Stock-based compensation - restricted stock	—	443	—	—	443
Cash dividends paid on common stock ($0.23 per share)	—	—	(3,094)	—	(3,094)
Stock purchased by directors under director stock plan	519	18	—	—	18
Stock issued in payment of director fees	3,347	117	—	—	117
Stock repurchased, including commissions	(224,013)	(8,511)	—	—	(8,511)
Balance at March 31, 2021	13,326,509	$118,386	$225,600	$6,306	$350,292

The accompanying notes are an integral part of these consolidated financial statements (unaudited).

Page-5

BANK OF MARIN BANCORP CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended March 31, 2022 and 2021

(in thousands; unaudited)	March 31, 2022	March 31, 2021
Cash Flows from Operating Activities:
Net income	$10,465	$8,947
Adjustments to reconcile net income to net cash provided by operating activities:
(Reversal of) provision for credit losses on loans	(485)	(2,929)
(Reversal of) provision for credit losses on unfunded loan commitments	(318)	(590)
Noncash contribution expense to employee stock ownership plan	417	332
Noncash director compensation expense	244	162
Stock-based compensation expense	237	615
Amortization of core deposit intangible	380	204
Amortization of investment security premiums, net of accretion of discounts	2,497	685
Accretion of premiums (discounts) on acquired loans	115	(33)
Accretion of discount on subordinated debenture	—	1,347
Net change in deferred loan origination costs/fees	(1,591)	2,658
Depreciation and amortization	452	459
Earnings on bank-owned life insurance policies	(413)	(257)
Net changes in interest receivable and other assets	4,648	2,901
Net changes in interest payable and other liabilities	(5,169)	(2,065)
Total adjustments	1,014	3,489
Net cash provided by operating activities	11,479	12,436
Cash Flows from Investing Activities:
Purchase of held-to-maturity securities	(95,932)	(41,607)
Purchase of available-for-sale securities	(243,459)	(151,828)
Proceeds from paydowns/maturities of held-to-maturity securities	5,067	8,600
Proceeds from paydowns/maturities of available-for-sale securities	42,966	16,060
Loan principal collected, net of originations	54,524	(36,543)
Cash receipts from bank-owned life insurance policies	350	—
Purchase of premises and equipment	(130)	(144)
Cash paid for low income housing tax credit investment	(4)	(313)
Net cash used in investing activities	(236,618)	(205,775)
Cash Flows from Financing Activities:
Net increase in deposits	52,792	151,950
Proceeds from stock options exercised	739	38
Restricted stock surrendered for tax withholdings upon vesting	(29)	(156)
Proceeds from stock issued under employee and director stock purchase plans	—	46
Stock repurchased, including commissions	(1,250)	(8,792)
Repayment of subordinated debenture including execution costs	—	(4,126)
Repayment of finance lease obligations	(31)	(28)
Cash dividends paid on common stock	(3,822)	(3,094)
Net cash provided by financing activities	48,399	135,838
Net decrease in cash, cash equivalents and restricted cash	(176,740)	(57,501)
Cash, cash equivalents and restricted cash at beginning of period	347,641	200,320
Cash, cash equivalents and restricted cash at end of period	$170,901	$142,819
Supplemental disclosure of cash flow information:
Cash paid in interest	$588	$492
Cash paid in income taxes	$—	$—
Supplemental disclosure of noncash investing and financing activities:
Change in net unrealized gain or loss on available-for-sale securities	$(38,228)	$(9,092)
Securities transferred from available-for-sale to held-to-maturity, at fair value	$357,482	$—
Amortization of net unrealized loss on available-for-sale securities transferred to held-to-maturity	$144	$143
Purchase of investment security not yet settled	$—	$10,000
Stock issued to employee stock ownership plan	$417	$332
Stock issued in payment of director fees	$193	$117
Repurchase of stock not yet settled	$—	$132
Restricted cash[1]	$930	$1,930
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

Although we believe that the disclosures are adequate and the information presented is not misleading, we suggest that these interim financial statements be read in conjunction with the annual financial statements and the notes thereto included in our 2021 Annual Report on Form 10-K.  In the opinion of management, the unaudited consolidated financial statements reflect all adjustments, which are necessary for a fair presentation of the consolidated financial position, the results of operations, changes in comprehensive income, changes in stockholders’ equity, and cash flows for the periods presented. All material intercompany transactions have been eliminated. The results of these interim periods may not be indicative of the results for the full year or for any other period.

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

	Three months ended
(in thousands, except per share data)	March 31, 2022	March 31, 2021
Weighted average basic common shares outstanding	15,876	13,363
Potentially dilutive common shares related to:
Stock options	52	81
Unvested restricted stock awards	18	25
Weighted average diluted shares outstanding	15,946	13,469
Net income	$10,465	$8,947
Basic EPS	$0.66	$0.67
Diluted EPS	$0.66	$0.66
Weighted average anti-dilutive common shares not included in the calculation of diluted EPS	125	80

Page-7

Note 2: Recently Adopted and Issued Accounting Standards

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

In January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848). The main amendments in this ASU are intended to clarify certain optional expedients and scope of derivative instruments. The amendments are elective and effective immediately upon issuance of this ASU. Amendments may be elected through December 31, 2022. As of March 31, 2022, we had four interest rate swap contracts with notional values totaling $12.8 million indexed to LIBOR that will either be subject to the fall-back index rate stipulated by the ISDA protocol or modified to other reference rates such as Prime or SOFR as mutually agreed by us and our counterparty. We have not elected to apply the amendments at this time and will continue to assess the applicability of this ASU to us as we monitor guidance for reference rate reform from FASB and its impact on our financial condition and results of operations.

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

In March 2022, the FASB issued ASU No. 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. The amendment eliminates the recognition measurement guidance for troubled debt restructured ("TDR") loans, and instead requires an entity to evaluate whether a modification represents a new loan or a continuation of an existing loan in accordance with ASC Topic 310-20, Receivables - Nonrefundable Fees and Other Costs. In addition, the amendment requires that an entity include in its vintage disclosures the current period-gross loan charge-offs by year of origination. The amendments are effective for years beginning after December 15, 2022, and should be applied prospectively, except that an entity has the option to apply a modified retrospective method for TDR loans, resulting in a cumulative-effect adjustment to retained earnings in the period of adoption. An entity may elect to early adopt each of the amendments separately. As such, we early adopted the current period charge-off disclosures in the first quarter of 2022 and intend to adopt the loan modification amendments when effective in the first quarter of 2023. Neither the early adoption of the amendments related to gross charge-off disclosures nor the future adoption of the TDR amendments had or will have a material impact on our financial condition or results of operations.

In March 2022, the FASB issued ASU No. 2022-01, Derivatives and Hedging (Topic 815): Fair Value Hedging - Portfolio Layer Method. Among other things, the ASU renames the "last-of-layer" method to the "portfolio layer" method and makes fair value hedging more accessible for hedge accounting of interest rate risk for portfolios and financial assets. For example, the guidance permits an entity to apply the same portfolio hedging method to both prepayable and non-prepayable financial assets, thereby providing for consistency between accounting for similar hedges. The amendments are effective for years beginning after December 15, 2022. The adoption of the amendments will not impact our existing hedge accounting, disclosures, financial condition or results of operations.

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

The following table summarizes our assets and liabilities that were required to be recorded at fair value on a recurring basis.

(in thousands) Description of Financial Instruments	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Measurement Categories: Changes in Fair Value Recorded In1
March 31, 2022
Securities available-for-sale:
Mortgage-backed securities and collateralized mortgage obligations issued by U.S. government-sponsored agencies	$585,224	$—	$585,224	$—	OCI
SBA-backed securities	$54,652	$—	$54,652	$—	OCI
Debentures of government sponsored agencies	$143,297	$—	$143,297	$—	OCI
U.S. Treasury securities	$10,973	$10,973	$—	$—	OCI
Obligations of state and political subdivisions	$124,690	$—	$124,690	$—	OCI
Corporate bonds	$34,860	$—	$34,860	$—	OCI
Asset-backed securities	$1,761	$—	$1,761	$—	OCI
Derivative financial assets (interest rate contracts)	$42	$—	$42	$—	NI
Derivative financial liabilities (interest rate contracts)	$370	$—	$370	$—	NI
December 31, 2021
Securities available-for-sale:
Mortgage-backed securities and collateralized mortgage obligations issued by U.S. government-sponsored agencies	$759,576	$—	$759,576	$—	OCI
SBA-backed securities	$33,478	$—	$33,478	$—	OCI
Debentures of government sponsored agencies	$188,527	$—	$188,527	$—	OCI
U.S. Treasury securities	$11,630	$11,630	$—	$—	OCI
Obligations of state and political subdivisions	$134,000	$—	$134,000	$—	OCI
Corporate bonds	$38,495	$—	$38,495	$—	OCI
Asset-backed securities	$1,862	$—	$1,862	$—	OCI
Derivative financial liabilities (interest rate contracts)	$1,085	$—	$1,085	$—	NI
 1 Other comprehensive income ("OCI") or net income ("NI").

Page-9

Available-for-sale securities are recorded at fair value on a recurring basis. When available, quoted market prices (Level 1) are used to determine the fair value of available-for-sale securities. Level 1 securities include U.S. Treasury securities. If quoted market prices are not available, we obtain pricing information from a reputable third-party service provider, who may utilize valuation techniques that use current market-based or independently sourced parameters, such as bid/ask prices, dealer-quoted prices, interest rates, benchmark yield curves, prepayment speeds, probability of default, loss severity and credit spreads (Level 2).   Level 2 securities include asset-backed securities, obligations of state and political subdivisions, U.S. agencies or government-sponsored agencies' debt securities, mortgage-backed securities, government agency-issued, and corporate bonds. As of March 31, 2022 and December 31, 2021, there were no Level 3 securities.

Held-to-maturity securities may be written down to fair value as a result of an other-than-temporary impairment, and we did not record any write-downs during the three months ended March 31, 2022 or March 31, 2021. Fair value of held-to-maturity securities is determined using the same techniques discussed above for available-for-sale securities.

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

Certain financial assets may be measured at fair value on a non-recurring basis. These assets are subject to fair value adjustments that result from the application of the lower of cost or fair value accounting or write-downs of individual assets, such as individually analyzed loans that are collateral dependent and other real estate owned ("OREO").

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

The following table presents the carrying value of assets measured at fair value on a non-recurring basis and that were held in the consolidated statements of condition at each respective period end, by level within the fair value hierarchy as of March 31, 2022 and December 31, 2021.

(in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2022
Other real estate owned	$800	$—	$—	$800
December 31, 2021
Other real estate owned	$800	$—	$—	$800

Page-10

Disclosures about Fair Value of Financial Instruments

The table below is a summary of fair value estimates for financial instruments as of March 31, 2022 and December 31, 2021, excluding financial instruments recorded at fair value on a recurring basis (summarized in the first table in this note). The carrying amounts in the following table are recorded in the consolidated statements of condition under the indicated captions. Further, we have not disclosed the fair value of financial instruments specifically excluded from disclosure requirements such as bank-owned life insurance policies ("BOLI") and non-maturity deposit liabilities. Additionally, we held shares of Federal Home Loan Bank ("FHLB") of San Francisco stock and Visa Inc. Class B common stock, both recorded at cost, as there was no impairment or changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer as of March 31, 2022 or December 31, 2021. The values are discussed in Note 4, Investment Securities.

	March 31, 2022			December 31, 2021
(in thousands)	Carrying Amounts	Fair Value	Fair Value Hierarchy	Carrying Amounts	Fair Value	Fair Value Hierarchy
Financial assets (recorded at amortized cost):
Cash and cash equivalents	$170,901	$170,901	Level 1	$347,641	$347,641	Level 1
Investment securities held-to-maturity	790,264	744,512	Level 2	342,222	342,755	Level 2
Loans, net	2,179,307	2,173,298	Level 3	2,232,622	2,234,430	Level 3
Interest receivable	11,298	11,298	Level 2	11,889	11,889	Level 2
Financial liabilities (recorded at amortized cost):
Time deposits	145,135	145,553	Level 2	150,235	150,475	Level 2
Interest payable	71	71	Level 2	81	81	Level 2

Fair value of loans is based on exit price techniques and obtained from an independent third-party that uses its proprietary valuation model and methodology and may differ from actual price from a prospective buyer. The discounted cash flow valuation approach reflects key inputs and assumptions that are unobservable, such as loan probability of default, loss given default, prepayment speed, and market discount rates.
Fair value of fixed-rate time deposits is estimated by discounting future contractual cash flows using discount rates that reflect the current observable market rates offered for time deposits of similar remaining maturities.
The value of off-balance-sheet financial instruments is estimated based on the fee income associated with the commitments which, in the absence of credit exposure, is considered to approximate their settlement value. The fair value of commitment fees was not material as of March 31, 2022 or December 31, 2021.

Note 4:  Investment Securities

Our investment securities portfolio consists of U.S. Treasury securities, obligations of state and political subdivisions, U.S. federal government agencies such as Government National Mortgage Association ("GNMA") and Small Business Administration ("SBA"), U.S. government-sponsored enterprises ("GSEs"), such as Federal National Mortgage Association ("FNMA"), Federal Home Loan Mortgage Corporation ("FHLMC"), Federal Farm Credit Banks Funding Corporation and FHLB, U.S. Corporations and one asset-backed security collateralized by student loan pools. We also invest in residential and commercial mortgage-backed securities (“MBS”/"CMBS") and collateralized mortgage obligations (“CMOs”) issued or guaranteed by the GSEs, as reflected in the following table.

Page-11

A summary of the amortized cost, fair value and allowance for credit losses related to securities held-to-maturity as of March 31, 2022 and December 31, 2021 is presented below.

Held-to-maturity:	Amortized Cost [1]	Allowance for Credit Losses	Net Carrying Amount	Gross Unrealized		Fair Value
(in thousands)				Gains	(Losses)
March 31, 2022
Securities of U.S. government-sponsored enterprises:
MBS pass-through securities issued by FHLMC, FNMA and GNMA	$339,149	$—	$339,149	$148	$(18,528)	$320,769
CMOs issued by FHLMC	187,459	—	187,459	42	(11,811)	175,690
CMOs issued by FNMA	51,732	—	51,732	—	(1,000)	50,732
CMOs issued by GNMA	12,375	—	12,375	—	(431)	11,944
SBA-backed securities	3,245	—	3,245	—	(29)	3,216
Debentures of government-sponsored agencies	115,603	—	115,603	—	(9,477)	106,126
Obligations of state and political subdivisions	50,701	—	50,701	1	(4,667)	46,035
Corporate bonds	30,000		30,000	—	—	30,000
Total held-to-maturity	$790,264	$—	$790,264	$191	$(45,943)	$744,512
December 31, 2021
Securities of U.S. government-sponsored enterprises:
MBS pass-through securities issued by FHLMC, FNMA and GNMA	$126,990	$—	$126,990	$2,110	$(712)	$128,388
CMOs issued by FHLMC	106,851	—	106,851	668	(1,045)	106,474
CMOs issued by FNMA	4,866	—	4,866	128	—	4,994
SBA-backed securities	4,840	—	4,840	198	—	5,038
Debentures of government-sponsored agencies	51,472	—	51,472	—	(901)	50,571
Obligations of state and political subdivisions	47,203	—	47,203	296	(209)	47,290
Total held-to-maturity	$342,222	$—	$342,222	$3,400	$(2,867)	$342,755
[1] Amortized cost and fair values exclude accrued interest receivable of $1.8 million and $1.1 million at March 31, 2022 and December 31, 2021, respectively, which is included in interest receivable and other assets in the consolidated statements of condition.

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

The following table summarizes the amortized cost of our portfolio of held-to-maturity securities issued by states and political subdivisions and corporate bonds by Moody's and/or Standard & Poor's bond ratings as of March 31, 2022.

	Obligations of state and political subdivisions		Corporate bonds
(in thousands)	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021
AAA / Aaa	$37,735	$34,229	$—	$—
AA / Aa	12,866	12,873	—	—
A2 / A	100	101	30,000	—
Total	$50,701	$47,203	$30,000	$—

Page-12

A summary of the amortized cost, fair value and allowance for credit losses related to securities available-for-sale as of March 31, 2022 and December 31, 2021 is presented below.

Available-for-sale:	Amortized Cost [1]	Gross Unrealized		Allowance for Credit Losses	Fair Value
(in thousands)		Gains	(Losses)
March 31, 2022
Securities of U.S. government-sponsored enterprises:
MBS pass-through securities issued by FHLMC, FNMA and GNMA	$133,883	$252	$(5,486)	$—	$128,649
CMOs issued by FHLMC	390,501	103	(14,756)	—	375,848
CMOs issued by FNMA	43,750	9	(2,258)	—	41,501
CMOs issued by GNMA	40,948	3	(1,725)	—	39,226
SBA-backed securities	56,085	11	(1,444)	—	54,652
Debentures of government- sponsored agencies	150,091	3	(6,797)	—	143,297
U.S. Treasury securities	11,890	—	(917)	—	10,973
Obligations of state and political subdivisions	129,706	498	(5,514)	—	124,690
Corporate bonds	36,988	—	(2,128)	—	34,860
Asset-backed securities	1,795	—	(34)	—	1,761
Total available-for-sale	$995,637	$879	$(41,059)	$—	$955,457
December 31, 2021
Securities of U.S. government-sponsored enterprises:
MBS pass-through securities issued by FHLMC, FNMA and GNMA	$316,090	$1,224	$(2,784)	$—	$314,530
CMOs issued by FHLMC	343,047	3,209	(4,829)	—	341,427
CMOs issued by FNMA	48,187	152	(611)	—	47,728
CMOs issued by GNMA	56,345	99	(553)	—	55,891
SBA-backed securities	32,640	993	(155)	—	33,478
Debentures of government- sponsored agencies	191,449	25	(2,947)	—	188,527
U.S. Treasury securities	11,886	—	(256)		11,630
Obligations of state and political subdivisions	129,009	5,372	(381)	—	134,000
Corporate bonds	39,001	—	(506)	—	38,495
Asset-backed securities	1,866	—	(4)	—	1,862
Total available-for-sale	$1,169,520	$11,074	$(13,026)	$—	$1,167,568
[1] Amortized cost and fair value exclude accrued interest receivable of $3.3 million and $3.7 million at March 31, 2022 and December 31, 2021, respectively, which is included in interest receivable and other assets in the consolidated statements of condition.

As part of our ongoing review of our investment securities portfolio, we reassessed the classification of certain securities issued by government sponsored agencies. In March 2022, we transferred $357.5 million of these securities from available-for-sale to held-to-maturity at fair value. We intend and have the ability to hold these securities to maturity. The net unrealized pre-tax loss of $14.8 million remained in accumulated other comprehensive loss and is accreted over the remaining lives of the securities.

The amortized cost and fair value of investment debt securities by contractual maturity at March 31, 2022 and December 31, 2021 are shown below. Expected maturities may differ from contractual maturities if the issuers of the securities have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2022				December 31, 2021
	Held-to-Maturity		Available-for-Sale		Held-to-Maturity		Available-for-Sale
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$101	$102	$5,605	$5,618	$101	$103	$10,785	$10,841
After one but within five years	43,041	42,969	260,143	251,904	25,666	26,559	219,474	219,957
After five years through ten years	244,649	227,772	312,767	298,180	182,604	182,303	299,937	300,187
After ten years	502,473	473,669	417,122	399,755	133,851	133,790	639,324	636,583
Total	$790,264	$744,512	$995,637	$955,457	$342,222	$342,755	$1,169,520	$1,167,568

There were no sales of investment securities in the first quarter of 2022 or 2021.
Page-13

Three months ended
Pledged investment securities are shown in the following table:

(in thousands)	March 31, 2022	December 31, 2021
Pledged to the State of California:
Secure public deposits in compliance with the Local Agency Security Program	$208,406	$213,861
Collateral for trust deposits	691	729
Collateral for Wealth Management and Trust Services checking account	583	614
Total investment securities pledged to the State of California	209,680	215,204
Bankruptcy trustee deposits pledged with Federal Reserve Bank	2,194	2,645
Total pledged investment securities	$211,874	$217,849

There were 354 and 217 securities in unrealized loss positions at March 31, 2022 and December 31, 2021, respectively. Those securities are summarized and classified according to the duration of the loss period in the tables below:

March 31, 2022	< 12 continuous months		≥ 12 continuous months		Total securities in a loss position
(in thousands)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
Held-to-maturity:
MBS pass-through securities issued by FHLMC, FNMA and GNMA	$299,200	$(18,528)	$—	$—	$299,200	$(18,528)
CMOs issued by FHLMC	165,101	(11,498)	4,328	(313)	169,429	(11,811)
CMOs issued by FNMA	25,350	(1,000)	—	—	25,350	(1,000)
CMOs issued by GNMA	11,944	(431)	—	—	11,944	(431)
SBA-backed securities	3,216	(29)	—	—	3,216	$(29)
Debentures of government-sponsored agencies	65,826	(6,510)	40,300	(2,967)	106,126	$(9,477)
Obligations of state and political subdivisions	42,348	(4,667)	—	—	42,348	(4,667)
Total held-to-maturity	612,985	(42,663)	44,628	(3,280)	657,613	(45,943)
Available-for-sale:
MBS pass-through securities issued by FHLMC, FNMA and GNMA	108,982	(5,486)	—	—	108,982	(5,486)
CMOs issued by FHLMC	359,856	(14,357)	4,107	(399)	363,963	(14,756)
CMOs issued by FNMA	40,170	(2,258)	—	—	40,170	(2,258)
CMOs issued by GNMA	37,732	(1,725)	—	—	37,732	(1,725)
SBA-backed securities	43,665	(1,400)	1,124	(44)	44,789	(1,444)
Debentures of government- sponsored agencies	114,450	(5,673)	7,845	(1,124)	122,295	(6,797)
U.S. Treasury securities	10,973	(917)	—	—	10,973	(917)
Obligations of state and political subdivisions	102,115	(5,153)	2,243	(361)	104,358	(5,514)
Corporate bonds	29,421	(1,579)	5,440	(549)	34,861	(2,128)
Asset-backed securities	1,761	(34)	—	—	1,761	(34)
Total available-for-sale	849,125	(38,582)	20,759	(2,477)	869,884	(41,059)
Total securities at loss position	$1,462,110	$(81,245)	$65,387	$(5,757)	$1,527,497	$(87,002)
Page-14

December 31, 2021	< 12 continuous months		≥ 12 continuous months		Total securities in a loss position
(in thousands)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
Held-to-maturity:
MBS pass-through securities issued by FHLMC and FNMA	$76,619	$(712)	$—	$—	76,619	$(712)
CMOs issued by FHLMC	54,811	(1,045)	—	—	54,811	(1,045)
Obligations of state and political subdivisions	19,203	(209)	—	—	19,203	(209)
Debentures of government-sponsored agencies	50,571	(901)	—	—	50,571	(901)
Total held-to-maturity	201,204	(2,867)	—	—	201,204	(2,867)
Available-for-sale:
MBS pass-through securities issued by FHLMC and FNMA	263,474	(2,784)	—	—	263,474	(2,784)
SBA-backed securities	7,478	(112)	1,209	(43)	8,687	(155)
CMOs issued by FHLMC	226,175	(4,677)	4,415	(152)	230,590	(4,829)
CMOs issued by GNMA	$44,790	$(553)	$—	$—	$44,790	$(553)
CMOs issued by FNMA	37,348	(611)	—	—	37,348	(611)
Debentures of government- sponsored agencies	148,979	(2,527)	8,549	(420)	157,528	(2,947)
U.S. Treasury securities	11,629	(256)	—	—	11,629	(256)
Obligations of state and political subdivisions	17,552	(381)	—	—	17,552	(381)
Corporate Bonds	38,495	(506)	—	—	38,495	(506)
Asset-backed securities	1,861	(4)	—	—	1,861	(4)
Total available-for-sale	797,781	(12,411)	14,173	(615)	811,954	(13,026)
Total securities at loss position	$998,985	$(15,278)	$14,173	$(615)	$1,013,158	$(15,893)

As of March 31, 2022, the investment portfolio included 17 investment securities that had been in a continuous loss position for twelve months or more and 337 investment securities that had been in a loss position for less than twelve months.

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
At March 31, 2022, management determined that it did not intend to sell any investment securities with unrealized losses, and it is more likely than not that we will not be required to sell securities with unrealized losses before recovery of their amortized cost. No allowances for credit losses have been recognized on available-for-sale securities in an unrealized loss position as management does not believe any of the securities are impaired due to reasons of credit quality at March 31, 2022.

Non-Marketable Securities Included in Other Assets

FHLB Capital Stock

As a member of the FHLB, we are required to maintain a minimum investment in FHLB capital stock determined by the Board of Directors of the FHLB. The minimum investment requirements can increase in the event we increase our total asset size or borrowings with the FHLB. Shares cannot be purchased or sold except between the FHLB and its members at the $100 per share par value. We held $16.7 million of FHLB stock included in other assets on the consolidated statements of condition at both March 31, 2022 and December 31, 2021. The carrying amounts of
Page-15

these investments are reasonable estimates of fair value because the securities are restricted to member banks and they do not have a readily determinable market value. Based on our analysis of FHLB's financial condition and certain qualitative factors, we determined that the FHLB stock was not impaired at March 31, 2022 and December 31, 2021. On April 28, 2022, FHLB announced a cash dividend for the first quarter of 2022 at an annualized dividend rate of 6.00% to be distributed in mid-May 2022. Cash dividends paid on FHLB capital stock are recorded as non-interest income.

VISA Inc. Class B Common Stock

As a member bank of Visa U.S.A., we held 10,439 shares of Visa Inc. Class B common stock at March 31, 2022 and December 31, 2021. These shares have a carrying value of zero and are restricted from resale to non-member banks of Visa U.S.A. until their conversion into Class A (voting) shares upon the termination of Visa Inc.'s Covered Litigation escrow account. Because of the restriction and the uncertainty on the conversion rate to Class A shares, these shares lack a readily determinable fair value. When converting this Class B common stock to Class A common stock based on the estimated conversion rate of 1.6181 both at March 31, 2022 and December 31, 2021, and the closing stock price of Class A shares at those respective dates, the converted value of our shares of Class B common stock would have been $3.7 million at both March 31, 2022 and December 31, 2021. The conversion rate is subject to further adjustment upon the final settlement of the covered litigation against Visa Inc. and its member banks. As such, the fair value of these Class B shares can differ significantly from their converted values. For further information, refer to Note 8, Commitments and Contingencies.

Low Income Housing Tax Credits

We invest in low-income housing tax credit funds as a limited partner, which totaled $2.9 million and $3.0 million recorded in other assets as of March 31, 2022 and December 31, 2021, respectively. In the first three months of 2022, we recognized $159 thousand of low-income housing tax credits and other tax benefits, offset by $134 thousand of amortization expense of low-income housing tax credit investment, as a component of income tax expense. As of March 31, 2022, our unfunded commitments for these low-income housing tax credit funds totaled $419 thousand. We did not recognize any impairment losses on these low-income housing tax credit investments during the first three months of 2022 or 2021, as the value of the future tax benefits exceeds the carrying value of the investments.

Note 5:  Loans and Allowance for Credit Losses on Loans

The following table presents the amortized cost of loans by class as of March 31, 2022 and December 31, 2021.

(in thousands)	March 31, 2022	December 31, 2021
Commercial and industrial	$248,625	$301,602
Real estate:
Commercial owner-occupied	391,924	392,345
Commercial investor-owned	1,176,918	1,189,021
Construction	131,015	119,840
Home equity	88,092	88,746
Other residential	114,277	114,558
Installment and other consumer loans	51,003	49,533
Total loans, at amortized cost [1]	2,201,854	2,255,645
Allowance for credit losses on loans	(22,547)	(23,023)
Total loans, net of allowance for credit losses on loans	$2,179,307	$2,232,622
1 Amortized cost includes net deferred loan origination costs (fees) of $690 thousand and $(901) thousand at March 31, 2022 and December 31, 2021, respectively. Amounts are also net of unrecognized purchase discounts of $2.6 million and $2.5 million at March 31, 2022 and December 31, 2021, respectively. Amortized cost excludes accrued interest, which totaled $6.2 million and $7.1 million at March 31, 2022 and December 31, 2021, respectively, and is included in interest receivable and other assets in the consolidated statements of condition.

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
Page-16

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

Pursuant to the 2020 CARES Act, Bank of Marin originated 2,876 guaranteed loans totaling $444.1 million in two rounds of the Small Business Administration's ("SBA") Paycheck Protection Program ("PPP"). Additionally in 2021, Bank of Marin assumed 113 PPP loans totaling $18.6 million from ARB as of the merger date. As of March 31, 2022, there were 191 PPP loans outstanding totaling $40.6 million (net of $993 thousand in unrecognized fees and costs), compared to 368 loans outstanding at December 31, 2021 totaling $111.2 million (net of $2.5 million in unrecognized fees and costs) included in commercial and industrial loan balances. PPP loans have terms of two to five years and earn interest at 1%. In addition, the SBA paid the Bank a fee of 1%-5% depending on the loan amount, which was netted with loan origination costs and accreted/amortized into interest income using the effective yield method over the contractual life of each loan. The recognition of fees and costs is accelerated when the SBA forgives the loan and/or the loan is paid off prior to maturity. PPP loans are fully guaranteed by the SBA if they meet the requirements of the program. As expected, the vast majority of the PPP loans have been fully forgiven by the SBA and we expect the majority of remaining loans to be forgiven as well.

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

Consumer Loans - Consumer loans primarily consist of home equity lines of credit, other residential loans, floating homes, and indirect luxury auto loans, along with a small number of installment loans. Our other residential loans include tenancy-in-common fractional interest loans ("TIC") located almost entirely in San Francisco County. We originate consumer loans utilizing credit score information, debt-to-income ratio and loan-to-value ratio analysis. Diversification among consumer loan types, coupled with relatively small loan amounts that are spread across many individual borrowers, mitigates risk. We do not originate sub-prime residential mortgage loans, nor is it our practice to underwrite loans commonly referred to as "Alt-A mortgages," the characteristics of which are reduced documentation, borrowers with low FICO scores or collateral with high loan-to-value ratios.

Page-17

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

The following tables present the loan portfolio by loan class, origination year and internal risk rating as of March 31, 2022 and December 31, 2021. We early adopted the vintage disclosure requirements of ASU 2022-02 prospectively as described in Note 2 beginning with the first quarter of 2022. Accordingly, the 2022 vintage table reflects gross charge-offs by loan class and year of origination. Generally, existing term loans that were re-underwritten are reflected in the table in the year of renewal. Lines of credit that have a conversion feature at the time of origination, such as construction to perm loans, are presented by year of origination.

(in thousands)	Term Loans - Amortized Cost by Origination Year						Revolving Loans Amortized Cost
March 31, 2022	2022	2021	2020	2019	2018	Prior		Total
Commercial and industrial:
Pass and Watch	$2,563	$44,716	$12,583	$24,654	$7,862	$30,950	$112,839	$236,167
Special Mention	—	—	—	530	4,330	—	3	4,863
Substandard	—	—	1,576	—	—	—	6,019	7,595
Total commercial and industrial	$2,563	$44,716	$14,159	$25,184	$12,192	$30,950	$118,861	$248,625
Commercial real estate, owner-occupied:
Pass and Watch	$14,542	$53,334	$43,851	$47,384	$35,681	$151,304	$—	$346,096
Special Mention	6,215	16,471	—	1,763	5,419	5,152	—	35,020
Substandard	—	—	7,162	—	—	3,536	—	10,698
Doubtful	—	—	110	—	—	—	—	110
Total commercial real estate, owner-occupied	$20,757	$69,805	$51,123	$49,147	$41,100	$159,992	$—	$391,924
Page-18

(in thousands)	Term Loans - Amortized Cost by Origination Year						Revolving Loans Amortized Cost
March 31, 2022	2022	2021	2020	2019	2018	Prior		Total
Commercial real estate, investor-owned:
Pass and Watch	$42,615	$222,832	$177,077	$177,477	$141,444	$374,554	$78	$1,136,077
Special Mention	—	—	1,213	2,714	9,761	9,621	—	23,309
Substandard	—	—	—	—	—	17,532	—	17,532
Total commercial real estate, investor-owned	$42,615	$222,832	$178,290	$180,191	$151,205	$401,707	$78	$1,176,918
Construction:
Pass and Watch	$2,708	$30,721	$79,544	$8,933	$9,109	$—	$—	$131,015
Total construction	$2,708	$30,721	$79,544	$8,933	$9,109	$—	$—	$131,015
Home equity:
Pass and Watch	$—	$24	$—	$—	$—	$320	$87,173	$87,517
Special Mention	—	—	—	—	—	—	66	66
Substandard	—	—	—	—	—	370	139	509
Total home equity	$—	$24	$—	$—	$—	$690	$87,378	$88,092
Other residential:
Pass and Watch	$5,249	$15,690	$31,776	$24,342	$14,848	$22,372	$—	$114,277
Total other residential	$5,249	$15,690	$31,776	$24,342	$14,848	$22,372	$—	$114,277
Installment and other consumer:
Pass and Watch	$6,038	$15,852	$7,074	$8,219	$4,873	$7,103	$1,828	$50,987
Substandard	—	—	—	—	—	16	—	16
Total installment and other consumer	$6,038	$15,852	$7,074	$8,219	$4,873	$7,119	$1,828	$51,003
Gross current period charge-offs	$—	$—	$—	$—	$—	$—	$2	$2
Total loans:
Pass and Watch	$73,715	$383,169	$351,905	$291,009	$213,817	$586,603	$201,918	$2,102,136
Total Special Mention	$6,215	$16,471	$1,213	$5,007	$19,510	$14,773	$69	$63,258
Total Substandard	$—	$—	$8,738	$—	$—	$21,454	$6,158	$36,350
Total Doubtful	$—	$—	$110	$—	$—	$—	$—	$110
Totals	$79,930	$399,640	$361,966	$296,016	$233,327	$622,830	$208,145	$2,201,854
Total gross current period charge-offs	$—	$—	$—	$—	$—	$—	$2	$2

(in thousands)	Term Loans - Amortized Cost by Origination Year						Revolving Loans Amortized Cost
December 31, 2021	2021	2020	2019	2018	2017	Prior		Total
Commercial and industrial:
Pass and Watch	$96,643	$35,967	$25,754	$12,763	$2,729	$31,280	$90,744	$295,880
Special Mention	—	1,700	584	273	—	—	2,088	4,645
Substandard	—	—	—	—	—	—	1,077	1,077
Total commercial and industrial	$96,643	$37,667	$26,338	$13,036	$2,729	$31,280	$93,909	$301,602
Commercial real estate, owner-occupied:
Pass and Watch	$58,395	$43,216	$49,485	$36,174	$42,430	$104,898	$—	$334,598
Special Mention	16,748	—	—	7,846	—	16,996	—	41,590
Substandard	—	7,155	285	—	—	8,603	—	16,043
Doubtful	—	114	—	—	—	—	—	114
Total commercial real estate, owner-occupied	$75,143	$50,485	$49,770	$44,020	$42,430	$130,497	$—	$392,345
Commercial real estate, investor-owned:
Pass and Watch	$225,722	$186,214	$187,418	$143,028	$75,419	$325,882	$84	$1,143,767
Special Mention	—	1,214	2,714	11,773	1,787	9,540	—	27,028
Substandard	—	—	—	695	—	17,531	—	18,226
Total commercial real estate, investor-owned	$225,722	$187,428	$190,132	$155,496	$77,206	$352,953	$84	$1,189,021
Construction:
Pass and Watch	$31,269	$70,528	$8,935	$9,108	$—	$—	$—	$119,840
Total construction	$31,269	$70,528	$8,935	$9,108	$—	$—	$—	$119,840
Home equity:
Pass and Watch	$—	$—	$—	$—	$10	$268	$87,693	$87,971
Substandard	—	—	—	—	—	377	398	775
Total home equity	$—	$—	$—	$—	$10	$645	$88,091	$88,746
Other residential:
Pass and Watch	$15,800	$31,981	$25,529	$15,411	$7,964	$17,873	$—	$114,558
Total other residential	$15,800	$31,981	$25,529	$15,411	$7,964	$17,873	$—	$114,558
Installment and other consumer:
Pass and Watch	$17,207	$7,748	$9,436	$5,633	$1,123	$6,620	$1,766	$49,533
Total installment and other consumer	$17,207	$7,748	$9,436	$5,633	$1,123	$6,620	$1,766	$49,533
Total loans:
Pass and Watch	$445,036	$375,654	$306,557	$222,117	$129,675	$486,821	$180,287	$2,146,147
Total Special Mention	$16,748	$2,914	$3,298	$19,892	$1,787	$26,536	$2,088	$73,263
Total Substandard	$—	$7,155	$285	$695	$—	$26,511	$1,475	$36,121
Doubtful	$—	$114	$—	$—	$—	$—	$—	$114
Totals	$461,784	$385,837	$310,140	$242,704	$131,462	$539,868	$183,850	$2,255,645

Page-19

The following table shows the amortized cost of loans by class, payment aging and non-accrual status as of March 31, 2022 and December 31, 2021.

Loan Aging Analysis by Class
(in thousands)	Commercial and industrial	Commercial real estate, owner-occupied	Commercial real estate, investor-owned	Construction	Home equity	Other residential	Installment and other consumer	Total
March 31, 2022
30-59 days past due	$435	$324	$—	$—	$399	$635	$337	$2,130
60-89 days past due	341	—	—	—	100	—	2	443
90 days or more past due	—	—		—	54	—	16	70
Total past due	776	324	—	—	553	635	355	2,643
Current	247,849	391,600	1,176,918	131,015	87,539	113,642	50,648	2,199,211
Total loans [1]	$248,625	$391,924	$1,176,918	$131,015	$88,092	$114,277	$51,003	$2,201,854
Non-accrual loans [2]	$—	$7,272	$—	$—	$390	$—	$16	$7,678
Non-accrual loans with no allowance	$—	$7,272	$—	$—	$390	$—	$16	$7,678
December 31, 2021
30-59 days past due	$2	$—	$—	$—	$498	$—	$1,036	$1,536
60-89 days past due	394	—	—	—	67	—	—	461
90 days or more past due	229	—	—	—	88	—	—	317
Total past due	625	—	—	—	653	—	1,036	2,314
Current	300,977	392,345	1,189,021	119,840	88,093	114,558	48,497	2,253,331
Total loans [1]	$301,602	$392,345	$1,189,021	$119,840	$88,746	$114,558	$49,533	$2,255,645
Non-accrual loans [2]	$—	$7,269	$694	$—	$413	$—	$—	$8,376
Non-accrual loans with no allowance	$—	$7,269	$694	$—	$413	$—	$—	$8,376
1 There were no loans past due more than ninety days accruing interest at March 31, 2022. There were two SBA PPP loans past due more than ninety days totaling $229 thousand accruing interest as of December 31, 2021 for which we requested "guarantee" payment from the SBA. The SBA subsequently purchased both loans in January 2022.
2 None of the non-accrual loans as of March 31, 2022 or December 31, 2021 were earning interest on a cash basis. We recognized no interest income on non-accrual loans for the three months ended March 31, 2022 and 2021. There was one loan with amortized cost of $16 thousand placed on non-accrual status during the three months ended March 31, 2022 for which we reversed less than one thousand in interest income at the time of change in status. There were no loans placed on non-accrual status during the three months ended March 31, 2021.

Collateral Dependent Loans

The following table presents the amortized cost basis of individually analyzed collateral-dependent non-accrual loans by class at March 31, 2022 and December 31, 2021.

	Amortized Cost by Collateral Type
(in thousands)	Commercial Real Estate	Residential Real Estate	Other	Total	Allowance for Credit Losses
March 31, 2022
Commercial real estate, owner-occupied	$7,272	$—	$—	$7,272	$—
Home equity	—	390	—	390	—
Installment and other consumer	—	—	16	16	$—
Total	$7,272	$390	$16	$7,678	$—
December 31, 2021
Commercial real estate, owner-occupied	$7,269	$—	$—	$7,269	$—
Commercial real estate, investor-owned	694	—	—	694	—
Home equity	—	413	—	413	—
Total	$7,963	$413	$—	$8,376	$—

No collateral-dependent loans were in process of foreclosure at March 31, 2022 or December 31, 2021. In addition, the weighted average loan-to-value of collateral dependent loans was approximately 69% at March 31, 2022 and 67% at December 31, 2021.

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
Page-20

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

There were no loans removed from TDR designation during the three months ended March 31, 2022 and 2021.

In accordance with section 4013 of the CARES Act, subsequently amended by section 541 of the 2020 Economic Aid Act, we elected to apply the temporary accounting relief provisions for loan modifications that met certain criteria, which would otherwise be designated as TDRs under existing GAAP. As of March 31, 2022, two borrowing relationships with three loans totaling $23.6 million were continuing to benefit from payment relief. The weighted average loan-to-value ratio of the remaining payment relief loans was approximately 44%. We accrue and recognize interest income on loans under payment relief based on the original contractual interest rates. When payments resume at the end of the relief period, the payments will generally be applied to accrued interest due until accrued interest is fully paid. We monitor the financial situation of these clients closely and expect them to resume payments as the economy continues to recover.

The following table summarizes the amortized cost of TDR loans by loan class as of March 31, 2022 and December 31, 2021.

(in thousands)	March 31, 2022	December 31, 2021
Commercial and industrial	$1,180	$1,183
Commercial real estate, owner-occupied	7,162	7,155
Commercial real estate, investor-owned	175	179
Home equity	379	386
Installment and other consumer	596	607
Total [1]	$9,492	$9,510
1TDR loans on non-accrual status totaled $7.4 million at both March 31, 2022 and December 31, 2021. Unfunded commitments for TDR loans totaled $241 thousand and $441 thousand as of March 31, 2022 and December 31, 2021, respectively.

There were no loans modified in a TDR during the three months ended March 31, 2022 and 2021. During the three months ended March 31, 2022 and March 31, 2021, there were no defaults on loans that had been modified in a TDR within the prior twelve-month period. We report defaulted TDRs based on a payment default definition of more than ninety days past due.

Allowance for Credit Losses on Loans Rollforward

The following table discloses activity in the allowance for credit losses on loans for the periods presented.

Allowance for Credit Losses on Loans Rollforward
(in thousands)	Commercial and industrial	Commercial real estate, owner-occupied	Commercial real estate, investor-owned	Construction	Home equity	Other residential	Installment and other consumer	Unallocated	Total
Three months ended March 31, 2022
Beginning balance	$1,709	$2,776	$12,739	$1,653	$595	$644	$621	$2,286	$23,023
Provision (reversal)	72	(154)	(438)	56	(46)	(16)	22	19	(485)
Charge-offs	—	—	—	—	—	—	(2)	—	(2)
Recoveries	3	—	—	8	—	—	—	—	11
Ending balance	$1,784	$2,622	$12,301	$1,717	$549	$628	$641	$2,305	$22,547
Three months ended March 31, 2021
Beginning balance	$2,530	$2,778	$12,682	$1,557	$738	$998	$291	$1,300	$22,874
Provision (reversal)	(880)	(474)	(1,826)	(254)	(218)	(241)	(36)	1,000	(2,929)
Charge-offs	—	—	—	—	—	—	—	—	—
Recoveries	4	—	—	9	—	—	—	—	13
Ending balance	$1,654	$2,304	$10,856	$1,312	$520	$757	$255	$2,300	$19,958
Page-21

Pledged Loans

Our FHLB line of credit is secured under terms of a blanket collateral agreement by a pledge of certain qualifying loans with unpaid principal balances of $1.295 billion and $1.330 billion at March 31, 2022 and December 31, 2021, respectively. In addition, we pledge eligible TIC loans, which totaled $102.2 million and $106.2 million at March 31, 2022 and December 31, 2021, respectively, to secure our borrowing capacity with the Federal Reserve Bank ("FRB"). For additional information, see Note 6, Borrowings.

Related Party Loans

The Bank has, and expects to have in the future, banking transactions in the ordinary course of its business with directors, officers, principal shareholders and their businesses or associates. These transactions, including loans, are granted on substantially the same terms, including interest rates and collateral on loans, as those prevailing at the same time for comparable transactions with persons not related to us. Likewise, these transactions do not involve more than the normal risk of collectability or present other unfavorable features. Related party loans totaled $5.1 million at March 31, 2022 and $7.9 million at December 31, 2021. In addition, undisbursed commitments to related parties totaled $562 thousand at March 31, 2022 and $8.6 million at December 31, 2021. The decreases in both the outstanding amount and undisbursed commitment as of March 31, 2022 were primarily due to a Director retirement in the first quarter.

Note 6: Borrowings and Other Obligations

Federal Funds Purchased – The Bank had unsecured available lines of credit with correspondent banks for overnight borrowings totaling $150.0 million at March 31, 2022 and December 31, 2021.  In general, interest rates on these lines approximate the federal funds target rate. We had no overnight borrowings under these credit facilities at March 31, 2022 or December 31, 2021.

Federal Home Loan Bank Borrowings – As of March 31, 2022 and December 31, 2021, the Bank had available lines of credit with the FHLB totaling $799.5 million and $820.5 million, respectively, based on eligible collateral of certain loans. There were no FHLB overnight borrowings at March 31, 2022 or December 31, 2021. As part of our acquisition of ARB, we assumed FHLB advances in the amount of $13.8 million that we paid off on August 25, 2021.

Federal Reserve Line of Credit – The Bank has an available line of credit with the Federal Reserve Bank of San Francisco ("FRBSF") secured by certain residential loans.  At March 31, 2022 and December 31, 2021, the Bank had borrowing capacity under this line totaling $57.3 million and $70.8 million, respectively, and had no outstanding borrowings with the FRBSF.

Subordinated Debenture – As part of an acquisition in 2013, Bancorp assumed a subordinated debenture with a contractual balance of $4.1 million due to NorCal Community Bancorp Trust II (the "Trust"), established for the sole purpose of issuing trust preferred securities. On March 15, 2021, Bancorp redeemed in full the $2.8 million (book value) subordinated debenture due to the Trust, which had a 251.5% effective rate for the first three months of 2021, and included accelerated accretion of the $1.3 million remaining purchase discount due to the early redemption.

Other Obligations – Finance lease liabilities totaling $388 thousand and $419 thousand at March 31, 2022 and December 31, 2021, respectively, are included in borrowings and other obligations in the consolidated statements of condition. See Note 8, Commitments and Contingencies, for additional information.

Note 7:  Stockholders' Equity

Dividends

On April 22, 2022, Bancorp declared a $0.24 per share cash dividend, payable on May 13, 2022 to shareholders of record at the close of business on May 6, 2022.

Page-22

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

Stock options and restricted stock may be net settled in a cashless exercise by a reduction in the number of shares otherwise deliverable upon exercise or vesting in satisfaction of the exercise payment and/or applicable tax withholding requirements. During the three months ended March 31, 2022, we withheld 8,003 shares totaling $278 thousand at a weighted-average price of $34.76 for cashless exercises. During the three months ended March 31, 2021, we withheld 27,547 shares totaling $1.1 million at a weighted-average price of $38.87 for cashless exercises. Shares withheld under net settlement arrangements are available for future grants.

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

Page-23

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

Bancorp repurchased 23,275 shares totaling $877 thousand in the first quarter of 2022. Cumulative shares repurchased under the current program totaled 618,991 shares as of March 31, 2022 at an average price of $36.04 per share.

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

The contractual amount of unfunded loan commitments and standby letters of credit not reflected in the consolidated statements of condition are as follows:

(in thousands)	March 31, 2022	December 31, 2021
Commercial lines of credit	$294,162	$330,234
Revolving home equity lines	212,595	210,938
Undisbursed construction loans	61,554	78,381
Personal and other lines of credit	10,973	11,001
Standby letters of credit	2,141	3,657
Total commitments and standby letters of credit	$581,425	$634,211

We record an allowance for credit losses on unfunded loan commitments at the balance sheet date based on estimates of the probability that these commitments will be drawn upon according to historical utilization experience of the different types of commitments and expected loss rates determined for pooled funded loans. The allowance for credit losses on unfunded commitments totaled $1.5 million and 1.8 million as of March 31, 2022 and December 31, 2021, respectively, which is included in interest payable and other liabilities in the consolidated statements of condition. We recorded a reversals of the allowance for credit losses on unfunded commitments of $318 thousand and $590 thousand for the three months ended March 31, 2022 and 2021 due to improved economic forecasts.

Leases

We lease premises under long-term non-cancelable operating leases with remaining terms of 7 months to 11 years, most of which include escalation clauses and one or more options to extend the lease term, and some of which contain lease termination clauses. Lease terms may include certain renewal options that were considered reasonably certain to be exercised.

We lease certain equipment under finance leases with initial terms of 3 years to 5 years. The equipment finance leases do not contain renewal options, bargain purchase options or residual value guarantees.

Page-24

The following table shows the balances of operating and finance lease right-of-use assets and lease liabilities.

(in thousands)	March 31, 2022	December 31, 2021
Operating leases:
Operating lease right-of-use assets	$23,544	$23,604
Operating lease liabilities	$25,351	$25,429
Finance leases:
Finance lease right-of-use assets	$499	$499
Accumulated amortization	(124)	(93)
Finance lease right-of-use assets, net[1]	$375	$406
Finance lease liabilities[2]	$388	$419
[1] Included in premises and equipment in the consolidated statements of condition.
[2] Included in borrowings and other obligations in the consolidated statements of condition.

The following table shows supplemental disclosures of noncash investing and financing activities for the period presented.

	Three months ended
(in thousands)	March 31, 2022	March 31, 2021
Right-of-use assets obtained in exchange for operating lease liabilities	$1,120	$—

The following table shows components of operating and finance lease cost.

	Three months ended
(in thousands)	March 31, 2022	March 31, 2021
Operating lease cost	$1,284	$1,164
Variable lease cost	—	—
Total operating lease cost[1]	$1,284	$1,164
Finance lease cost:
Amortization of right-of-use assets[2]	$31	$27
Interest on finance lease liabilities[3]	1	—
Total finance lease cost	32	27
Total lease cost	$1,316	$1,191
[1] Included in occupancy and equipment expense in the consolidated statements of comprehensive income.
[2] Included in depreciation and amortization in the consolidated statements of comprehensive income.
[3] Included in interest on borrowings and other obligations in the consolidated statements of comprehensive income.
The following table shows the future minimum lease payments, weighted average remaining lease terms, and weighted average discount rates under operating and finance lease arrangements as of March 31, 2022. The discount rates used to calculate the present value of lease liabilities were based on the collateralized FHLB borrowing rates that were commensurate with lease terms and minimum payments on the later of the date we adopted the new lease accounting standards or lease commencement date.

(in thousands)	March 31, 2022
Year	Operating Leases	Finance Leases
2022	$4,035	$95
2023	4,745	117
2024	3,837	113
2025	3,328	66
2026	2,535	—
Thereafter	8,468	—
Total minimum lease payments	26,948	391
Amounts representing interest (present value discount)	(1,597)	(3)
Present value of net minimum lease payments (lease liability)	$25,351	$388
Weighted average remaining term (in years)	6.8	3.3
Weighted average discount rate	1.67%	0.62%

Page-25

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

In 2012, Visa had reached a $4.0 billion interchange multidistrict litigation class settlement agreement with plaintiffs representing a class of U.S. retailers. The escrow balance of $882 million as of March 31, 2022, combined with funds previously deposited with the court, are expected to cover the settlement payment obligations.

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

As of March 31, 2022, we had four interest rate swap agreements, which are scheduled to mature in June 2031, October 2031, July 2032, and October 2037. All of our derivatives are accounted for as fair value hedges. The notional amounts of the interest rate contracts are equal to the notional amounts of the hedged loans. Our interest rate swap payments are settled monthly with counterparties. Accrued interest on the swaps totaled $10 thousand at March 31, 2022 and $11 thousand at December 31, 2021. Information on our derivatives follows:

	Asset Derivatives		Liability Derivatives
(in thousands)	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021
Fair value hedges:
Interest rate contracts notional amount	$3,082	$—	$9,709	$13,037
Interest rate contracts fair value[1]	$42	$—	$370	$1,085
1 See Note 3, Fair Value of Assets and Liabilities, for valuation methodology.
Page-26

The following table presents the carrying amount and associated cumulative basis adjustment related to the application of fair value hedge accounting that is included in the carrying amount of hedged assets as of March 31, 2022 and December 31, 2021.

	Carrying Amounts of Hedged Assets		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Loans
(in thousands)	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021
Loans	$12,979	$13,976	$187	$939

The following table presents the net losses recognized in interest income on loans on the consolidated statements of comprehensive income related to our derivatives designated as fair value hedges.

	Three months ended
(in thousands)	March 31, 2022	March 31, 2021
Interest and fees on loans [1]	$23,677	$20,661
Increase in fair value of designated interest rate swaps due to LIBOR interest rate movements	$757	$719
Payment on interest rate swaps	(85)	(93)
Decrease in fair value hedging adjustment of hedged loans	(752)	(714)
Decrease in value of yield maintenance agreement	(3)	(3)
Net losses on fair value hedging relationships recognized in interest income	$(83)	$(91)
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

Offsetting of Financial Assets and Derivative Assets
		Gross Amounts	Net Amounts of	Gross Amounts Not Offset in
	Gross Amounts	Offset in the	Assets Presented	the Statements of Condition
	of Recognized	Statements of	in the Statements	Financial	Cash Collateral
(in thousands)	Assets	Condition	of Condition	Instruments	Received	Net Amount
March 31, 2022
Derivatives by Counterparty:
Counterparty A	$42	$—	$42	$(42)	$—	$—
December 31, 2021
Derivatives by Counterparty:
Counterparty A	$—	$—	$—	$—	$—	$—

Offsetting of Financial Liabilities and Derivative Liabilities
		Gross Amounts	Net Amounts of	Gross Amounts Not Offset in
	Gross Amounts	Offset in the	Liabilities Presented	the Statements of Condition
	of Recognized	Statements of	in the Statements	Financial	Cash Collateral
(in thousands)	Liabilities[1]	Condition	of Condition[1]	Instruments	Pledged	Net Amount
March 31, 2022
Derivatives by Counterparty:
Counterparty A	$370	$—	$370	$(42)	$(328)	$—
December 31, 2021
Derivatives by Counterparty:
Counterparty A	$1,085	$—	$1,085	$—	$(1,085)	$—
1 Amounts exclude accrued interest on swaps.
For more information on how we account for our interest rate swaps, refer to Note 1 to the Consolidated Financial Statements included in our 2021 Form 10-K filed with the SEC on March 15, 2022.

Page-27

Note 10: Merger

As described in Note 1, Basis of Presentation, Bancorp completed its merger with American River Bankshares in August 2021. The Merger expanded Bank of Marin's presence throughout the Greater Sacramento, Amador and Sonoma County Regions where ARB had ten branches. The Merger added $297.8 million in investment securities, $419.4 million in loans and $790.0 million in deposits to Bank of Marin as of the merger date. Bancorp accounted for the Merger as a business combination under the acquisition method of accounting. The assets acquired and liabilities assumed, both tangible and intangible, were recorded at their fair values as of the merger date in accordance with ASC 805, Business Combinations.

AMRB shareholders received 0.575 shares of Bancorp's common stock for each share of AMRB common stock outstanding immediately prior to the Merger resulting in the issuance of 3,441,235 shares of Bancorp common stock. In addition, merger consideration included cash paid for outstanding stock options and cash paid in lieu of fractional shares, as summarized in the following table.

(in thousands)	Merger Consideration
Value of common stock consideration paid to shareholders (0.575 fixed exchange ratio, stock price $36.15)	$124,401
Cash consideration for stock options	63
Cash paid in lieu of fractional shares	13
Total merger consideration	$124,477

We recorded $42.6 million in goodwill, which represents the excess of the total merger consideration paid over the fair value of the assets acquired, net of the fair values of liabilities assumed. Goodwill mainly reflects expected value created through the combined operations of AMRB and Bancorp and is evaluated for impairment annually.

The core deposit intangible ("CDI") represents the estimated future benefits of acquired deposits and is recorded separately from the related deposits. We recorded a core deposit intangible asset of $3.9 million related to the ARB merger, of which $184 thousand was amortized in the first quarter of 2022 and no amortization was recognized in the comparable quarter of 2021. The CDI is amortized on an accelerated basis over an estimated ten-year life and is evaluated periodically for impairment. No impairment loss was recognized as of March 31, 2022.

Merger-related one time and conversion costs are recognized as incurred and continue until all systems have been converted and operational functions are fully integrated. Bancorp's merger-related costs reflected in the consolidated statements of comprehensive income are summarized in the following table.

	Three months ended
(in thousands, unaudited)	March 31, 2022	March 31, 2021
Personnel and severance	$335	$—
Professional services	67	—
Data processing	48	—
Other expense	97	—
Total merger-related one-time and conversion costs	$547	$—
Page-28

ITEM 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management's discussion of the financial condition and results of operations, which is unaudited, should be read in conjunction with the related consolidated financial statements in this Form 10-Q and with the audited consolidated financial statements and accompanying notes included in our 2021 Annual Report on Form 10-K. Average balances, including balances used in calculating certain financial ratios, are generally comprised of average daily balances.

In November 2020, the SEC issued Final Rule 33-10890, Management’s Discussion and Analysis, Selected Financial Data and Supplementary Financial Information, which modernized and simplified certain disclosure requirements of Regulation S-K. The update to Item 303 of Regulation S-K related to interim period disclosures beginning with the first quarter of 2022 allows registrants to compare the results of the most recently completed quarter to the results of either the immediately preceding quarter or the corresponding quarter of the preceding year. Management believes that comparing current quarter results to those of the immediately preceding quarter is more useful in identifying current business trends and provides a more meaningful comparison. Accordingly, we have compared the results for the three months ended March 31, 2022 and December 31, 2021 throughout the Management's Discussion and Analysis sections, where applicable.

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

Forward-looking statements are based on management's current expectations regarding economic, legislative, and regulatory issues that may affect our earnings in future periods. A number of factors, many of which are beyond management’s control, could cause future results to vary materially from current management expectations. Such factors include, but are not limited to, general economic conditions and the economic uncertainty in the United States and abroad, including economic or other disruptions to financial markets caused by acts of terrorism, war or other conflicts such as Russia's military action in Ukraine, impacts from inflation, supply change disruptions, changes in interest rates, California's unemployment rate, deposit flows, real estate values, and expected future cash flows on loans and securities; costs or effects of acquisitions; competition; changes in accounting principles, policies or guidelines; changes in legislation or regulation; our borrowers’ actual payment performance as loan deferrals related to the COVID-19 pandemic expire, including the potential adverse impact of loan modifications and payment deferrals implemented consistent with recent regulatory guidance; natural disasters (such as wildfires and earthquakes in our area); adverse weather conditions; interruptions of utility service in our markets for sustained periods; and other economic, competitive, governmental, regulatory and technological factors (including external fraud and cybersecurity threats) affecting our operations, pricing, products and services; and successful integration of acquisitions.

Important factors that could cause results or performance to materially differ from those expressed in our prior forward-looking statements are detailed in ITEM 1A, Risk Factors section of our 2021 Form 10-K as filed with the SEC, copies of which are available from us at no charge. Forward-looking statements speak only as of the date they are made. We do not undertake to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made or to reflect the occurrence of unanticipated events.

Page-29

Critical Accounting Estimates

Critical accounting estimates are those estimates made in accordance with generally accepted accounting principles that involve a significant level of estimation and uncertainty and have had or are reasonably likely to have a material impact on our financial condition and results of operations. We consider accounting estimates to be critical to our financial results if (i) the accounting estimate requires management to make assumptions about matters that are highly uncertain, (ii) management could have applied different assumptions during the reported period, and (iii) changes in the accounting estimate are reasonably likely to occur in the future and could have a material impact on our financial statements. Our critical estimates include: Allowance for Credit Losses on Loans and Unfunded Commitments, Income Taxes, and Fair Value Measurements. For a detailed discussion, refer to the Critical Accounting Estimates section of our 2021 Form 10-K filed with the SEC on March 15, 2022.

Executive Summary
Net income for the first quarter of 2022 totaled $10.5 million, compared to $9.7 million in the fourth quarter of 2021 and $8.9 million in the first quarter of 2021. Diluted earnings per share were $0.66 in the first quarter of 2022, $0.61 in the prior quarter and $0.66 in the same quarter a year ago. First quarter 2022 and fourth quarter 2021 earnings were impacted by the costs associated with our recent acquisition.

The following are highlights of our operating and financial performance for the periods presented:
•Conversion of our core systems occurred in March of 2022, bringing acquired ARB accounts and key systems under the umbrella of Bank of Marin. For a smooth end-user experience in line with standards of legendary service, extra resources were deployed to assist our customers with the transition.
•Merger-related one-time and conversion costs reduced net income by $385 thousand, net of taxes, or $0.02 per share in the quarter. As shown in the reconciliation of GAAP to non-GAAP financial measures on page 31, without those acquisition related components, return on average assets ("ROA") of 0.98% and return on average equity ("ROE") of 9.61% would have been 1.01% and 9.96%, respectively, compared to 0.97% and 9.19% for the quarter ended December 31, 2021. ROA and ROE were 1.21% and 10.22% for the first three months of 2021.
•A good indicator of the merger's positive impact on operating earnings is the efficiency ratio, as it neither includes provisions for losses on loans and unfunded commitments, nor is it impacted by changes in share counts. As shown in the reconciliation of GAAP to non-GAAP financial measures on page 31, the efficiency ratios excluding merger-related one-time and conversion costs were 57.46% and 53.63% for the quarters ended March 31, 2022 and December 31, 2021, respectively, as compared to 59.13% and 56.92%. The change over the prior quarter was primarily due to typical first quarter increases in salaries, related benefits and professional services expenses as discussed in the Non-Interest Expense section below. The significant improvement in operating leverage generated by the acquisition is evident in the decline in efficiency ratio from 64.60% in first quarter of 2021, which was not impacted by merger costs.
•Loan balances of $2.202 billion at March 31, 2022 included an increase of $16.6 million in traditional commercial loans and a decrease of $70.6 million in PPP loans forgiven and paid off, resulting in a net decrease in loans of $53.8 million from December 31, 2021. First quarter loan originations of $49.8 million represented a six year peak for first quarter originations, and commercial line utilization increased to 38% of total commitments as of March 31, 2022, from 34% at December 31, 2021.
•Credit quality remains strong, with non-accrual loans representing 0.35% of total loans as of March 31, 2022, compared to 0.37% at December 31, 2021. While classified loans did not change significantly from the prior quarter end, special mention loans decreased by $10.0 million, the majority of which was due to payoffs and upgrades to pass risk ratings.
•Reversals of $485 thousand to the allowance for credit losses on loans and $318 thousand to the allowance for credit losses on unfunded loan commitments in the first quarter of 2022 resulted from improved economic forecasts.
•Deposits grew by $52.8 million to $3.861 billion at March 31, 2022 compared to $3.809 billion at December 31, 2021, with most of the growth coming from non-interest bearing balances. Non-interest bearing deposits made up 51% of total deposits as of March 31, 2022 versus 50% as of December 31, 2021. The cost of average deposits was 0.06% in the first quarter, consistent with the fourth quarter of 2021 at 0.06%, compared to 0.07% in the first quarter of 2021. Additionally, as part of our liquidity management, the Bank maintained $180.0 million in deposits off-balance sheet with deposit networks at March 31, 2022.
Page-30

•All capital ratios were above well-capitalized regulatory requirements. The total risk-based capital ratio for Bancorp was 14.4% at March 31, 2022, compared to 14.6% at December 31, 2021. Bancorp's tangible common equity to tangible assets was 8.0% at March 31, 2022, compared to 8.8% at December 31, 2021 (see Results of Operations for a definition of this non-GAAP financial measure). The decline in tangible equity from December 31, 2021 was primarily due to the $37.3 million other comprehensive loss, net of taxes, related to significant increases in interest rates during the quarter. The Bank's total risk-based capital ratio was 14.3% at March 31, 2022, compared to 14.4% at December 31, 2021.
•The Board of Directors declared a cash dividend of $0.24 per share on April 22, 2022, which represents the 68th consecutive quarterly dividend paid by Bank of Marin Bancorp. The dividend is payable on May 13, 2022 to shareholders of record at the close of business on May 6, 2022.
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

Reconciliation of GAAP and Non-GAAP Financial Measures

	Three months ended
(in thousands, unaudited)	March 31, 2022	December 31, 2021	March 31, 2021
Net income
Net income (GAAP)	$10,465	$9,714	$8,947
Merger-related one-time and conversion costs:
Personnel and severance	335	336	—
Professional services	67	—	—
Data processing	48	695	—
Other	97	67	—
Total merger costs before tax benefits	547	1,098	—
Income tax benefit of merger-related expenses	(162)	(307)	—
Total merger-related one-time and conversion costs, net of tax benefits	385	791	—
Comparable net income (non-GAAP)	$10,850	$10,505	$8,947
Diluted earnings per share
Weighted average diluted shares	15,946	16,027	13,469
Diluted earnings per share (GAAP)	$0.66	$0.61	$0.66
Merger-related one-time and conversion costs, net of tax benefits	0.02	0.05	—
Comparable diluted earnings per share (non-GAAP)	$0.68	$0.66	$0.66
Return on average assets
Average assets	$4,345,258	$4,298,766	$2,966,006
Return on average assets (GAAP)	0.98%	0.90%	1.21%
Comparable return on average assets (non-GAAP)	1.01%	0.97%	1.21%
Return on average equity
Average stockholders' equity	$441,626	$453,468	$355,022
Return on average equity (GAAP)	9.61%	8.50%	10.22%
Comparable return on average equity (non-GAAP)	9.96%	9.19%	10.22%
Efficiency ratio
Non-interest expense (GAAP)	$19,375	$18,984	$15,412
Merger-related expenses	(547)	(1,098)	—
Non-interest expense (non-GAAP)	$18,828	$17,886	$15,412
Net interest income	$29,898	$30,633	$22,031
Non-interest income	$2,867	$2,719	$1,826
Efficiency ratio (GAAP)	59.13%	56.92%	64.60%
Comparable efficiency ratio (non-GAAP)	57.46%	53.63%	64.60%
Page-31

RESULTS OF OPERATIONS

Highlights of the financial results are presented in the following tables:

	Three months ended
(dollars in thousands, except per share data)	March 31, 2022	December 31, 2021	March 31, 2021
Selected operating data:
Net interest income	$29,898	$30,633	$22,031
(Reversal of) provision for credit losses on loans	(485)	600	(2,929)
(Reversal of) provision for credit losses on unfunded loan commitments	(318)	210	(590)
Non-interest income	2,867	2,719	1,826
Non-interest expense	19,375	18,984	15,412
Net income	10,465	9,714	8,947
Net income per common share:
Basic	$0.66	$0.61	$0.67
Diluted	$0.66	$0.61	$0.66
Performance and other financial ratios:
Return on average assets	0.98%	0.90%	1.21%
Return on average equity	9.61%	8.50%	10.22%
Tax-equivalent net interest margin [1]	2.96%	3.03%	3.19%
Cost of deposits	0.06%	0.06%	0.07%
Efficiency ratio	59.13%	56.92%	64.60%
Cash dividend payout ratio on common stock [2]	36.36%	39.34%	34.33%

(dollars in thousands, except per share data)	March 31, 2022	December 31, 2021
Selected financial condition data:
Total assets	$4,330,424	$4,314,209
Loans, net	2,179,307	2,232,622
Deposits	3,861,342	3,808,550
Borrowings and other obligations	388	419
Stockholders' equity	420,408	450,368
Book value per share	26.27	28.27
Asset quality ratios:
Allowance for credit losses on loans to total loans	1.02%	1.02%
Allowance for credit losses on loans to total loans, excluding SBA PPP loans [3]	1.04%	1.07%
Allowance for credit losses on loans to non-accrual loans	2.94x	2.75x
Non-accrual loans to total loans	0.35%	0.37%
Capital ratios:
Equity to total assets ratio	9.71%	10.44%
Tangible common equity to tangible assets [4]	8.03%	8.76%
Total capital (to risk-weighted assets)	14.35%	14.58%
Tier 1 capital (to risk-weighted assets)	13.52%	13.70%
Tier 1 capital (to average assets)	8.90%	8.85%
Common equity Tier 1 capital (to risk weighted assets)	13.52%	13.70%
[1] Tax-equivalent net interest margin is computed by dividing taxable equivalent net interest income, which is adjusted for taxable equivalent income on tax-exempt loans and securities based on Federal statutory rate of 21 percent, by total average interest-earning assets.

[2] Calculated as dividends on common shares divided by basic net income per common share.

[3] The allowance for credit losses on loans to total loans, excluding SBA-guaranteed PPP loans, is considered a meaningful non-GAAP financial measure, as it represents only those loans that were considered in the calculation of the allowance for credit losses on loans. SBA PPP loans at March 31, 2022 and December 31, 2021 totaled $40.6 million and $111.2 million, respectively.

[4] Tangible common equity to tangible assets is considered to be a meaningful non-GAAP financial measure of capital adequacy and is useful for investors to assess Bancorp's ability to absorb potential losses. Tangible common equity of $341 million and $371 million at March 31, 2022 and December 31, 2021, respectively, includes common stock, retained earnings and unrealized gains (losses) on available-for sale securities, net of tax, less goodwill and intangible assets. Tangible assets exclude goodwill and intangible assets of $79.0 million and $79.4 million at March 31, 2022 and December 31, 2021, respectively.

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

	Three months ended			Three months ended			Three months ended
	March 31, 2022			December 31, 2021			March 31, 2021
		Interest			Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Interest-earning deposits with banks [1]	$231,555	$106	0.18%	$330,894	$125	0.15%	$165,788	$42	0.10%
Investment securities [2,3]	1,626,537	6,871	1.69%	1,410,383	5,801	1.65%	540,970	3,282	2.43%
Loans [1,3,4]	2,227,495	23,881	4.29%	2,269,785	25,711	4.43%	2,099,847	20,836	3.97%
Total interest-earning assets [1]	4,085,587	30,858	3.02%	4,011,062	31,637	3.09%	2,806,605	24,160	3.44%
Cash and non-interest-bearing due from banks	69,019			85,869			50,931
Bank premises and equipment, net	7,430			7,777			4,777
Interest receivable and other assets, net	183,222			194,058			133,693
Total assets	$4,345,258			$4,298,766			$2,996,006
Liabilities and Stockholders' Equity
Interest-bearing transaction accounts	$295,183	$56	0.08%	$290,394	$53	0.07%	$174,135	$39	0.09%
Savings accounts	343,327	29	0.03%	336,715	28	0.03%	214,049	19	0.04%
Money market accounts	1,122,215	478	0.17%	1,102,943	505	0.18%	703,577	286	0.16%
Time accounts including CDARS	147,707	14	0.04%	144,993	25	0.07%	96,349	96	0.40%
Borrowings and other obligations [1]	399	1	0.62%	430	1	0.62%	36	—	1.99%
Subordinated debenture [1,5]	—	—	—%	—	—	—%	2,164	1,361	251.54%
Total interest-bearing liabilities	1,908,831	578	0.12%	1,875,475	612	0.13%	1,190,310	1,801	0.61%
Demand accounts	1,942,804			1,915,309			1,406,123
Interest payable and other liabilities	51,997			54,514			44,551
Stockholders' equity	441,626			453,468			355,022
Total liabilities & stockholders' equity	$4,345,258			$4,298,766			$2,996,006
Tax-equivalent net interest income/margin [1]		$30,280	2.96%		$31,025	3.03%		$22,359	3.19%
Reported net interest income/margin [1]		$29,898	2.93%		$30,633	2.99%		$22,031	3.14%
Tax-equivalent net interest rate spread			2.90%			2.96%			2.83%

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

[3] Yields and interest income on tax-exempt securities and loans are presented on a taxable-equivalent basis using the Federal statutory rate of 21 percent in 2022 and 2021.
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

Page-33

Analysis of Changes in Net Interest Income

The following table presents the effects of changes in average balances (volume) or changes in average rates on tax-equivalent net interest income for the periods indicated. Volume variances are equal to the increase or decrease in average balances multiplied by prior period rates. Rate variances are equal to the increase or decrease in rates multiplied by prior period average balances. Mix variances are attributable to the change in yields or rates multiplied by the change in average balances, including two more days in the three months ended March 31, 2022 compared to December 31, 2021.

	Three Months Ended March 31, 2022 Compared to Three Months Ended December 31, 2021				Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021
(in thousands)	Volume	Yield/Rate	Mix	Total	Volume	Yield/Rate	Mix	Total
Interest-earning deposits with banks	$(38)	$30	$(11)	$(19)	$17	$35	$12	$64
Investment securities [1]	888	158	24	1,070	6,586	(997)	(2,000)	3,589
Loans [1]	(479)	(835)	(516)	(1,830)	1,267	1,676	102	3,045
Total interest-earning assets	371	(647)	(503)	(779)	7,870	714	(1,886)	6,698
Interest-bearing transaction accounts	1	3	(1)	3	27	(6)	(4)	17
Savings accounts	1	—	—	1	11	(1)	—	10
Money market accounts	9	(24)	(12)	(27)	170	14	8	192
Time accounts, including CDARS	—	(10)	(1)	(11)	51	(87)	(46)	(82)
Borrowings and other obligations	—	—	—	—	—	—	1	1
Subordinated debenture [2]	—	—	—	—	(1,361)	(1,361)	1,361	(1,361)
Total interest-bearing liabilities	11	(31)	(14)	(34)	(1,102)	(1,441)	1,320	(1,223)
Changes in tax-equivalent net interest income	$360	$(616)	$(489)	$(745)	$8,972	$2,155	$(3,206)	$7,921
[1] Yields and interest income on tax-exempt securities and loans are presented on a taxable-equivalent basis using the federal statutory rate of 21%.
[2] Three months ended March 31, 2021 includes $1.3 million in accelerated discount accretion from the early redemption of our last subordinated debenture on March 15, 2021.
First Quarter of 2022 Compared to the Fourth Quarter of 2021

Net interest income totaled $29.9 million in the first quarter of 2022, compared to $30.6 million in the prior quarter. The $735 thousand decrease from the prior quarter was primarily attributable to changes in amortization and accretion on acquired loans, lower loan prepayment fees, lower PPP fee recognition and fewer days in the quarter, partially offset by higher average balances and yields on investment securities.
The tax-equivalent net interest margin was 2.96% in the first quarter of 2022, compared to 3.03% in the fourth quarter of 2021.  The decrease from the prior quarter was primarily due to changes in amortization and accretion on acquired loans, lower loan prepayment fees, lower PPP fee recognition, and a higher proportion of investment securities from balance sheet growth. Average yields on the non-PPP portion of the loan portfolio and the investment portfolio are beginning to reflect recent increases in interest rates, particularly commercial loans.

First Quarter of 2022 Compared to the First Quarter of 2021

Net interest income totaled $29.9 million in the first quarter of 2022, compared to $22.0 million in the first quarter of 2021. The $7.9 million increase from the comparative quarter a year ago was reflective of the ARB merger, a larger allocation of the loan portfolio to higher rate loans, deployment of cash into investment securities, and costs associated with the early redemption of subordinated debt in the first quarter of 2021. Increases were partially offset by a lower average yield on the investment portfolio.

The tax-equivalent net interest margin was 2.96% in the first quarter of 2022 compared to 3.19% in the same quarter last year.  The decrease in tax-equivalent net interest margin from the same period a year ago was primarily attributed to a higher proportion of investment securities in the larger balance sheet associated with ARB's lower loan-to-deposit ratio and other deposit growth with average yields 74 basis points lower.

Market Interest Rates

Market interest rates are, in part, based on the target federal funds interest rate (the interest rate banks charge each other for short-term borrowings) implemented by the Federal Reserve Open Market Committee ("FOMC").

In response to the evolving risks to economic activity posed by the COVID-19 pandemic, the FOMC made two emergency cuts totaling 150 basis points to the federal funds rate in March 2020. The federal funds target rate
Page-34

range resided between 0.0% and 0.25% after March 15, 2020 through the beginning of 2022, putting downward pressure on our asset yields and net interest margin. In its March 16, 2022 meeting, the FOMC raised the target federal funds by 25 basis points followed by a 50 basis point increase on May 4, 2022 to a range of 75% - 1.00% and anticipates that ongoing increases in the target range will be appropriate in 2022. Our net interest margin should benefit from a rising interest rate environment. See ITEM 3. Quantitative and Qualitative Disclosure about Market Risk for further information.

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

The following table shows the provision for credit losses activity for the periods presented.

	Three months ended
(dollars in thousands)	March 31, 2022	December 31, 2021	March 31, 2021
(Reversal of) provision for credit losses on loans	$(485)	$600	$(2,929)

The reversals of the allowance for credit losses on loans in the quarters ended March 31, 2022 and 2021 primarily resulted from improved economic conditions. The $600 thousand provision for credit losses on loans in the fourth quarter of 2021 resulted from increases to qualitative risk factors primarily impacted by changes in executive leadership, senior lending positions, and integration of the ARB lending staff and loan portfolio as well as further refinements to the discounted cash flow assumptions applied to acquired loans within the allowance model. These increases were partially offset by reductions in qualitative risk factors due to a decline in the volume of loans downgraded to substandard classification, fewer delinquencies, and the elimination of an allowance related to a commercial real estate loan that had been individually analyzed for potential credit losses in the previous periods and paid off in the fourth quarter. Additionally, there was an overall improvement in the underlying economic forecasts.

Loans designated special mention, which are not considered adversely classified, decreased year-to-date by $10.0 million to $63.3 million at March 31, 2022 from $73.3 million at December 31, 2021. The decrease was largely due to $15.0 million in upgrades to pass risk ratings because of the borrowers' improved financial condition, $3.6 million in downgrades from special mention to substandard, and $706 thousand in paydowns and payoffs. These decreases were partially offset by $8.7 million in downgrades from pass to special mention.

Classified assets (loans with risk ratings of substandard or doubtful) totaled $36.6 million at March 31, 2022, compared to $36.2 million at December 31, 2021. The $224 thousand increase was primarily related to $6.8 million in commercial loans to one borrowing relationship that were downgraded from special mention to substandard (comprised of $3.6 million as of December 31, 2021 and $3.2 million in additional advances in 2022). The increase was largely offset by $5.2 million in upgrades to pass and $684 thousand in paydowns and payoffs. Classified loans also included one $110 thousand loan acquired from ARB with a doubtful risk rating as of March 31, 2022 and December 31, 2021, which is well-secured by real estate collateral.

The ratio of allowance for credit losses on loans to total loans was 1.02% at March 31, 2022 and December 31, 2021. Non-accrual loans decreased $698 thousand to $7.7 million, or 0.35% of total loans at March 31, 2022 from $8.4 million, or 0.37% of total loans at December 31, 2021.

For more information, refer to Note 5 to the consolidated financial statements in this Form 10-Q.

Page-35

Non-interest Income

The following table details the components of non-interest income.

	Three months ended			Quarter over quarter		Year over year
(dollars in thousands)	March 31, 2022	December 31, 2021	March 31, 2021	Amount Change	Percent Change	Amount Change	Percent Change
Wealth Management and Trust Services	$600	$607	$488	$(7)	(1.2)%	$112	23.0%
Debit card interchange fees, net	505	544	366	(39)	(7.2)%	139	38.0%
Service charges on deposit accounts	488	531	281	(43)	(8.1)%	207	73.7%
Earnings on bank-owned life insurance, net	413	302	257	111	36.8%	156	60.7%
Dividends on Federal Home Loan Bank stock	259	255	149	4	1.6%	110	73.8%
Merchant interchange fees, net	140	175	57	(35)	(20.0)%	83	145.6%
Losses on sale of investment securities, net	—	(17)	—	17	NM	—	NM
Other income	462	322	228	140	43.5%	234	102.6%
Total non-interest income	$2,867	$2,719	$1,826	$148	5.4%	$1,041	57.0%
NM - not meaningful

First Quarter of 2022 Compared to Fourth Quarter of 2021

Non-interest income increased by $148 thousand in the first quarter of 2022 to $2.9 million, compared to $2.7 million in the prior quarter. The increase from the prior quarter was primarily due to a payment on bank-owned life insurance.

First Quarter of 2022 Compared to the First Quarter of 2021

Non-interest income increased by $1.0 million in the first quarter of 2022 to $2.9 million, compared to $1.8 million in the same quarter a year ago. The increase from the first quarter of 2021 was mostly attributable to increased activity associated with the ARB acquisition in the first quarter of 2022.

Non-interest Expense

The following table details the components of non-interest expense.

	Three months ended			Quarter over quarter		Year over year
(dollars in thousands)	March 31, 2022	December 31, 2021	March 31, 2021	Amount Change	Percent Change	Amount Change	Percent Change
Salaries and related benefits	$11,548	$10,716	$9,208	$832	7.8%	$2,340	25.4%
Occupancy and equipment	1,909	1,929	1,751	(20)	(1.0)%	158	9.0%
Data processing	1,277	1,887	819	(610)	(32.3)%	458	55.9%
Professional services	913	653	863	260	39.8%	50	5.8%
Information technology	478	445	313	33	7.4%	165	52.7%
Depreciation and amortization	452	461	459	(9)	(2.0)%	(7)	(1.5)%
Amortization of core deposit intangible	380	393	204	(13)	(3.3)%	176	86.3%
Directors' expense	311	297	175	14	4.7%	136	77.7%
Federal Deposit Insurance Corporation insurance	290	292	179	(2)	(0.7)%	111	62.0%
Charitable contributions	45	90	31	(45)	(50.0)%	14	45.2%
Other non-interest expense
Advertising	347	305	239	42	13.8%	108	45.2%
Other expense	1,425	1,516	1,171	(91)	(6.0)%	254	21.7%
Total other non-interest expense	1,772	1,821	1,410	(49)	(2.7)%	362	25.7%
Total non-interest expense	$19,375	$18,984	$15,412	$391	2.1%	$3,963	25.7%

First Quarter of 2022 Compared to Fourth Quarter of 2021

Non-interest expense increased by $391 thousand to $19.4 million in the first quarter of 2022, compared to $19.0 million in the prior quarter. The increase from the prior quarter is primarily due to seasonal increases related to annual incentives, share-based compensation and 401(k) contributions included in salaries and related benefits.
Page-36

Additionally, the cost of professional services increased due to audit work performed in the first quarter related to both the year-end financial statement audit and the ARB acquisition. Increases were partially offset by a decrease in acquisition-related one-time data processing expenses.

First Quarter of 2022 Compared to the First Quarter of 2021

Non-interest expense increased by $4.0 million to $19.4 million in the first quarter of 2022, compared to $15.4 million in the same period a year ago. The largest increases over prior year first quarter expense came from salaries and related benefits, which rose $2.3 million due to increased numbers of employees in acquired branch and loan offices, regularly scheduled annual merit and related increases, and lower deferred loan origination costs. Higher expenses across most other categories reflect the ARB acquisition, including one-time and conversion costs of $547 thousand and additional amortization associated with the ARB core deposit intangible asset in the first quarter of 2022.

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

The provision for income taxes for the first quarter of 2022 totaled $3.7 million at an effective tax rate of 26.3%, compared to $3.8 million at an effective tax rate of 28.4% in the prior quarter and $3.0 million at an effective tax rate of 25.2% in the same quarter last year. Although pretax income was higher in the first quarter of 2022 compared to the prior quarter, the higher provision in the prior quarter reflects non-deductible merger expenses and executive compensation, which also accounted for the higher effective tax rate. The increase in the provision in the first quarter of 2022 reflected higher pre-tax income as compared to the same quarter a year ago. The 110 basis point increase in the effective tax rate in the first quarter of 2022 as compared to the same quarter a year ago was primarily due to a higher level of tax benefits in 2021 from the disqualifying dispositions of incentive stock options.

We file a consolidated return in the U.S. Federal tax jurisdiction and a combined return in the State of California tax jurisdiction. There were no ongoing federal or state income tax examinations at the issuance of this report. At March 31, 2022, neither the Bank nor Bancorp had accruals for interest nor penalties related to unrecognized tax benefits.

FINANCIAL CONDITION SUMMARY

At March 31, 2022, assets totaled $4.330 billion, an increase of $16.2 million, from $4.314 billion at December 31, 2021, mainly due to organic growth.
Cash, Cash Equivalents and Restricted Cash

Total cash, cash equivalents and restricted cash were $170.9 million at March 31, 2022, compared to $347.6 million at December 31, 2021. The $176.7 million decrease was primarily due to the deployment of funds into investment securities, as noted below. Cash and cash equivalents do not include $180.0 million and $173.1 million in temporary one-way sale transfers of deposits to third-party deposit networks as part of our liquidity management at March 31, 2022 and December 31, 2021, respectively.

Investment Securities

The investment securities portfolio totaled $1.746 billion at March 31, 2022, an increase of $235.9 million from December 31, 2021. The increase was primarily due to purchases of $339.4 million to deploy excess cash into interest earning assets in a more favorable interest rate environment in 2022, partially offset by paydowns, calls and maturities of $48.0 million. Additionally, the fair value of available-for-sale securities decreased $53.0 million as a result of higher interest rates in the first three months of 2022. As part of our ongoing review of the investment securities portfolio and because of our strong liquidity position, we reassessed the classification of certain securities issued by government sponsored agencies in the context of recent changes in market expectations for future interest rates. In March 2022, we transferred $357.5 million securities at fair value from available-for-sale to held-to-
Page-37

maturity to reduce the effect of future rate increases on the available-for-sale portfolio mark-to-market, other comprehensive income and equity. See Note 4, Investment Securities, for additional information.

The following table summarizes our investment in obligations of state and political subdivisions at March 31, 2022 and December 31, 2021.

	March 31, 2022			December 31, 2021
(dollars in thousands)	Amortized Cost	Fair Value	% of Total State and Political Subdivisions	Amortized Cost	Fair Value	% of Total State and Political Subdivisions
Within California:
General obligation bonds	$26,023	$23,757	14.4%	$25,036	$25,020	14.2%
Revenue bonds	5,245	4,911	2.9	5,249	5,185	3.0
Tax allocation bonds	502	505	0.3	503	510	0.3
Total within California	31,770	29,173	17.6	30,788	30,715	17.5
Outside California:
General obligation bonds	120,546	114,862	66.8	117,278	121,303	66.5
Revenue bonds	28,091	26,689	15.6	28,146	29,272	16.0
Total outside California	148,637	141,551	82.4	145,424	150,575	82.5
Total obligations of state and political subdivisions	$180,407	$170,724	100.0%	$176,212	$181,290	100.0%
Percent of investment portfolio	10.1%	10.0%		11.7%	12.0%

Of the total investment in obligations of state and political subdivisions, the largest concentrations outside of California are in Texas (37.4%), Washington (16.0%) and Wisconsin (6.6%). Our investment in obligations issued by municipal issuers in Texas are either guaranteed by the AAA-rated Texas Permanent School Fund ("PSF") or backed by revenue sources from essential services (such as utilities and transportation). We have $6.0 million in obligations of Texas school district issuers having high concentrations in oil and gas industry taxpayers and all of them have credit guarantees from PSF. We have little or no exposure to municipal sectors such as health care that are most vulnerable to credit risks posed by the COVID-19 pandemic.

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

Loans

During the first three months of 2022, loans decreased by $53.8 million and totaled $2.202 billion at March 31, 2022, primarily due to $70.6 million in PPP loans being forgiven and paid off. New non-PPP related loan originations totaled $49.8 million in the first three months of 2022, representing a six year peak for first quarter originations. Non-PPP loan payoffs were $49.3 million in the first quarter 2022, which were largely driven by borrower sales of real estate assets and cash payoffs due to excess liquidity, as well as investor commercial real estate loans with structures outside the Bank’s risk appetite or in locations beyond our market area. Offsetting the decreases are increases in credit line utilization, net of normal loan amortization, of $16.3 million.

As of March 31, 2022, there were 191 PPP loans outstanding totaling $40.6 million (net of $993 thousand in unrecognized fees and costs) compared to 368 loans outstanding December 31, 2021 for a total of $111.2 million (net of $2.5 million in unrecognized fees and costs). In the first quarter of 2022, Bank of Marin recognized $1.5 million in PPP fees, net of costs, compared to $1.8 million in the prior quarter and $1.7 million in the same quarter of 2021.
Page-38

As of March 31, 2022, two borrowing relationships with three loans totaling $23.6 million were continuing to benefit from payment relief under the provisions of the 2020 CARES Act. We will continue to work closely with both of these clients and monitor their performance.

Liabilities

During the first three months of 2022, total liabilities increased by $46.2 million to $3.910 billion. Deposits increased $52.8 million in the first three months of 2022, which is consistent with activity experienced throughout 2021 from larger business clients. Non-interest bearing deposits increased $50.4 million in the first three months of 2022 to $1.961 billion, and represented 50.8% of total deposits at March 31, 2022, compared to 50.2% at December 31, 2021. The average cost of deposits remained consistent in the first quarter at 0.06%.

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

Management reviews capital ratios on a regular basis to ensure that capital exceeds the prescribed regulatory minimums and is adequate to meet our anticipated future needs.  For all periods presented, the Bank’s ratios exceed the regulatory definition of “well capitalized” under the regulatory framework for prompt corrective action and Bancorp’s ratios exceed the required minimum ratios to be considered a well-capitalized bank holding company. In addition, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action as of March 31, 2022. There are no conditions or events since that notification that management believes have changed the Bank’s categories and we expect the Bank to remain well capitalized for prompt corrective action purposes.

The Bancorp’s and Bank’s capital adequacy ratios as of March 31, 2022 and December 31, 2021 are presented in the following tables.

Capital Ratios for Bancorp (dollars in thousands)	Actual Ratio		Adequately Capitalized Threshold			Ratio to be a Well Capitalized Bank Holding Company
March 31, 2022	Amount	Ratio	Amount		Ratio	Amount		Ratio
Total Capital (to risk-weighted assets)	$404,039	14.35%	≥ $	295,720	≥ 10.50%	≥ $	281,638	≥ 10.00%
Tier 1 Capital (to risk-weighted assets)	$380,876	13.52%	≥ $	239,392	≥ 8.50%	≥ $	225,310	≥ 8.00%
Tier 1 Capital (to average assets)	$380,876	8.90%	≥ $	171,200	≥ 4.00%	≥ $	214,000	≥ 5.00%
Common Equity Tier 1 (to risk-weighted assets)	$380,876	13.52%	≥ $	197,147	≥ 7.00%	≥ $	183,065	≥ 6.50%
December 31, 2021
Total Capital (to risk-weighted assets)	$397,101	14.58%	≥ $	286,035	≥ 10.50%	≥ $	272,414	≥ 10.00%
Tier 1 Capital (to risk-weighted assets)	$373,286	13.70%	≥ $	231,552	≥ 8.50%	≥ $	217,931	≥ 8.00%
Tier 1 Capital (to average assets)	$373,286	8.85%	≥ $	168,750	≥ 4.00%	≥ $	210,937	≥ 5.00%
Common Equity Tier 1 (to risk-weighted assets)	$373,286	13.70%	≥ $	190,690	≥ 7.00%	≥ $	177,069	≥ 6.50%
Page-39

Capital Ratios for the Bank (dollars in thousands)	Actual Ratio		Adequately Capitalized Threshold			Ratio to be Well Capitalized under Prompt Corrective Action Provisions
March 31, 2022	Amount	Ratio	Amount		Ratio	Amount		Ratio
Total Capital (to risk-weighted assets)	$402,918	14.31%	≥ $	295,688	≥ 10.50%	≥ $	281,607	≥ 10.00%
Tier 1 Capital (to risk-weighted assets)	$379,755	13.49%	≥ $	239,366	≥ 8.50%	≥ $	225,286	≥ 8.00%
Tier 1 Capital (to average assets)	$379,755	8.87%	≥ $	171,192	≥ 4.00%	≥ $	213,989	≥ 5.00%
Common Equity Tier 1 (to risk-weighted assets)	$379,755	13.49%	≥ $	197,125	≥ 7.00%	≥ $	183,045	≥ 6.50%
December 31, 2021
Total Capital (to risk-weighted assets)	$390,924	14.35%	≥ $	286,009	≥ 10.50%	≥ $	272,390	≥ 10.00%
Tier 1 Capital (to risk-weighted assets)	$367,109	13.48%	≥ $	231,531	≥ 8.50%	≥ $	217,912	≥ 8.00%
Tier 1 Capital (to average assets)	$367,109	8.70%	≥ $	168,724	≥ 4.00%	≥ $	210,905	≥ 5.00%
Common Equity Tier 1 (to risk-weighted assets)	$367,109	13.48%	≥ $	190,673	≥ 7.00%	≥ $	177,053	≥ 6.50%

Liquidity and Capital Resources

The goal of liquidity management is to provide adequate funds to meet loan demand and to fund operating activities and deposit withdrawals. We accomplish this goal by maintaining an appropriate level of liquid assets and formal lines of credit with the FHLB, FRBSF and correspondent banks that enable us to borrow funds as discussed in Note 6 to the Consolidated Financial Statements in ITEM 1 of this report. Our Asset Liability Management Committee ("ALCO"), which is comprised of independent Bank directors and the Bank's Chief Executive Officer, is responsible for approving and monitoring our liquidity targets and strategies, which are subject to projection and stress testing over a two-year horizon. ALCO has adopted a contingency funding plan that provides early detection of potential liquidity issues in the market or the Bank and institutes prompt responses that may prevent or alleviate a potential liquidity crisis. Management monitors liquidity daily and regularly adjusts our position based on current and future liquidity needs. We also have relationships with third-party deposit networks and can adjust the placement of our deposits via reciprocal or one-way sales as part of our cash management strategy. We maintained $180.0 million in one-way-sale deposits off-balance sheet with deposit networks at March 31, 2022.

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

Our cash and cash equivalents decreased $176.7 million in the first three months of 2022. Significant uses of liquidity during 2022 were $339.4 million in investment securities purchased, $3.8 million in cash dividends paid on common stock to our shareholders, and $1.2 million in common stock repurchases. Refer to the Consolidated Statement of Cash Flows in this Form 10-Q for additional information on our sources and uses of liquidity. Management anticipates that our current strong liquidity position and core deposit base are adequate to fund our operations.

The most significant source of liquidity during 2022 was proceeds from loans collected net of loan originations of $54.5 million, and a net increase in deposits totaling $52.8 million. Proceeds from principal paydowns and maturities of securities totaled $48.0 million, and $11.5 million in net cash was provided by operating activities.

Undrawn credit commitments, as discussed in Note 8 to the Consolidated Financial Statements in this Form 10-Q, totaled $581.4 million at March 31, 2022. We expect to fund these commitments to the extent utilized primarily through the repayment of existing loans, deposit growth and liquid assets. Over the next twelve months, $106.5
Page-40

million of time deposits will mature. We expect to replace these funds with new deposits. Our emphasis on local deposits, combined with our liquid investment portfolio, provides a very stable funding base.

Since Bancorp is a holding company and does not conduct regular banking operations, its primary sources of liquidity are dividends from the Bank. Under the California Financial Code, payment of a dividend from the Bank to Bancorp without advance regulatory approval is restricted to the lesser of the Bank’s retained earnings or the amount of the Bank’s net profits from the previous three fiscal years less the amount of dividends paid during that period. The primary uses of funds for Bancorp are shareholder dividends and ordinary operating expenses.  Bancorp held $1.1 million of cash at March 31, 2022, and is in the process of obtaining regulatory approval to distribute a dividend from the Bank to the Bancorp to cover Bancorp's operational needs and cash dividends to shareholders through 2022. Management anticipates that there will be sufficient earnings at the Bank to provide dividends to Bancorp to meet its funding requirements for the foreseeable future.

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

ALCO and the Board of Directors review our exposure to interest rate risk at least quarterly. We use simulation models to measure interest rate risk and to evaluate strategies to improve profitability. A simplified static statement of condition is prepared on a quarterly basis as a starting point, using instrument level data of our actual loans, investments, borrowings and deposits as inputs. If potential changes to net equity value and net interest income resulting from hypothetical interest rate changes are not within the limits established by the Board of Directors, management may adjust the asset and liability mix to bring the risk position within approved limits or take other actions. At March 31, 2022, interest rate risk was within policy guidelines established by ALCO and the Board. One set of interest rates modeled and evaluated against flat interest rates is a series of immediate parallel shifts in the yield curve. Our most recent analysis of our interest rate sensitivity is provided in the following table as an example rather than an expectation of likely interest rate movements.

Immediate and Parallel Shift in Interest Rates (in basis points)	Estimated Change in Net Interest Income in Year 1, as percent of Net Interest Income	Estimated Change in Net Interest Income in Year 2, as percent of Net Interest Income
up 400	(6.7)%	4.9%
up 300	(4.8)%	4.2%
up 200	(3.0)%	3.1%
up 100	(1.4)%	1.8%
down 100	(2.2)%	(5.2)%

Interest rate sensitivity is a function of the repricing characteristics of our assets and liabilities. The Bank runs a combination of scenarios and sensitivities in its attempt to capture the range of interest rate risk including the simulations mentioned above. As with any simulation model or other method of measuring interest rate risk, limitations are inherent in the process and dependent on assumptions. For example, if we choose to pay interest on certain business deposits that are currently non-interest bearing, causing those deposits to become rate sensitive in the future, we would become less asset sensitive than the model currently indicates. Assets and liabilities may react differently to changes in market interest rates in terms of both timing and responsiveness to market rate
Page-41

movements. Important deposit modeling assumptions are the speed of deposit run-off and the amount by which interest-bearing deposit rates increase or decrease when market interest rates change, otherwise known as the deposit beta. We applied an average deposit beta of 58% to rates paid on interest-bearing deposits in rising rate scenarios, reflected in the table above. However, our historical beta in the prior rising rate cycle was less than half of the modeled beta and will be reflected in the next quarterly simulation model. Further, the actual rates and timing of prepayments on loans and investment securities could vary significantly from the assumptions applied in the various scenarios. Lastly, uneven changes in U.S. Treasury rates in different tenors that result in a change in the shape of the yield curve, such as what happened in the first quarter of 2022, could produce different results from those presented in the table. Accordingly, the results presented should not be relied upon as indicative of actual results in the event of changing market interest rates.

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

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2022, we completed the conversion of core systems in relation to the merger with American River Bankshares in the third quarter of 2021 and we have integrated their business processes and systems into our internal control over financial reporting. Other than the interim effects of the Merger, there were no significant changes that materially affected, or are reasonably likely to affect, our internal control over financial reporting. The term internal control over financial reporting, as defined by Rule 15d-15(f) of the Act, is a process designed by, or under the supervision of, the issuer's principal executive and principal financial officers, or persons performing similar functions, and effected by the issuer's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

PART II       OTHER INFORMATION

ITEM 1         Legal Proceedings

Refer to Note 12 to the Consolidated Financial Statements in Item 8 of our 2021 Form 10-K and Note 8 to the Consolidated Financial Statements in this Form 10-Q.

ITEM 1A      Risk Factors

There have been no material changes from the risk factors previously disclosed in our 2021 Form 10-K. Refer to "Risk Factors" in Item 1A of our 2021 Form 10-K, pages 12 through 20.

ITEM 2       Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the period covered by this report.

Page-42

Issuer Purchases of Equity Securities

On July 16, 2021, Bancorp Board of Directors approved a share repurchase program under which Bancorp could repurchase up to $25.0 million of its outstanding common stock through July 31, 2023. On October 22, 2021, Bancorp's Board of Directors approved an amendment to the current share repurchase program, which increased the total authorization from $25.0 million to $57.0 million and left the expiration date unchanged. During the three months ended March 31, 2022, Bancorp repurchased 23,275 shares at an average price of $37.64 per share for a total cost of $877 thousand. From the start of this program, the Bancorp has repurchased 618,991 shares at an average price of $36.04 per share totaling $22.3 million as of March 31, 2022. The remaining $34.7 million in the program will be executed in the context of our overall capital planning and stress testing, as well as other potential capital investments. The following table reflects repurchases under this share repurchase program for the periods presented.

(in thousands, except per share data)	Total Number of Shares Purchased	Average Price Paid per Share [1]	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value That May yet Be Purchased Under the Program

Period
January 1-31, 2022	23,275	$37.64	23,275	$34,664
February 1-28, 2022	—	—	—	$34,664
March 1-31, 2022	—	—	—	$34,664
Total	23,275	$37.64	23,275
[1] Average price paid per share excludes commission.

ITEM 3       Defaults upon Senior Securities
None.

ITEM 4      Mine Safety Disclosures
Not applicable.

ITEM 5      Other Information
None.
Page-43

ITEM 6       Exhibits

The following exhibits are filed as part of this report or hereby incorporated by references to filings previously made with the SEC.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
2.01	Agreement to Merge and Plan of Reorganization, dated April 16, 2021 by and among Bank of Marin Bancorp and American River Bankshares	8-K	001-33572	2.1	April 19, 2021
3.01	Articles of Incorporation, as amended	S-4	333-257025	3.01	June 11, 2021
3.02	Bylaws, as amended	S-4	333-257025	3.02	June 11, 2021
4.01	Rights Agreement, dated July 6, 2017	8-A12B	001-33572	4.1	July 7, 2017
4.02	Description of Capital Stock	10-K	001-33572	4.02	March 13, 2020
10.01	Employee Stock Ownership Plan	S-8	333-218274	4.1	May 26, 2017
10.02	2017 Employee Stock Purchase Plan	S-8	333-221219	4.1	October 30, 2017
10.03	2017 Equity Plan, as amended	S-8	333-227840	4.1	October 15, 2018
10.04	2020 Director Stock Plan	S-8	333-239555	4.1	June 30, 2020
10.05	Form of Indemnification Agreement for Directors and Executive Officers, dated August 9, 2007	10-Q	001-33572	10.06	November 7, 2007
10.06	2010 Annual Individual Incentive Compensation Plan, revised 2019	10-K	001-33572	10.07	March 15, 2021
10.07	Salary Continuation Agreement for executive officer Tani Girton, Chief Financial Officer, dated October 18, 2013	8-K	001-33572	10.2	November 4, 2014
10.08	Salary Continuation Agreement for executive officer Elizabeth Reizman, Chief Credit Officer, dated July 20, 2014	8-K	001-33572	10.3	November 4, 2014
10.09	2007 Form of Change in Control Agreement	8-K	001-33572	10.1	October 31, 2007
10.10	Salary Continuation Agreement for executive officer Timothy Myers, President and Chief Operating Officer, dated January 1, 2016	10-Q	001-33572	10.12	November 6, 2020
10.11	Director Deferred Fee Plan, dated December 17, 2020	10-K	001-33572	10.13	March 15, 2021
10.12	Employment Agreement with Timothy Myers, dated September 23, 2021	8-K	001-33572	10.1	September 24, 2021
31.01	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					Filed
31.02	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					Filed
32.01	Certification pursuant to 18 U.S.C. §1350 as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002					Filed
101.INS	Inline XBRL Instance Document					Filed
101.SCH	Inline XBRL Taxonomy Extension Schema Document					Filed
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					Filed
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					Filed
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					Filed
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					Filed
Page-44

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bank of Marin Bancorp
(registrant)

May 9, 2022	/s/ Timothy D. Myers
Date	Timothy D. Myers
President and Chief Executive Officer
(Principal Executive Officer)

May 9, 2022	/s/ Tani Girton
Date	Tani Girton
Executive Vice President &
Chief Financial Officer
(Principal Financial Officer)

May 9, 2022	/s/ David A. Merck
Date	David A. Merck
First Vice President & Controller
(Principal Accounting Officer)

Page-45