Form 10-Q
period 2022-06-30
Bank of Marin Bancorp
filed 2022-08-08
CIK 1403475

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022
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
Yes   ☐    No  ☒

As of July 31, 2022, there were 16,015,474 shares of common stock outstanding.

Page-2

PART I       FINANCIAL INFORMATION

ITEM 1.  Financial Statements

BANK OF MARIN BANCORP CONSOLIDATED STATEMENTS OF CONDITION

(in thousands, except share data; unaudited)	June 30, 2022	December 31, 2021
Assets
Cash, cash equivalents and restricted cash	$115,905	$347,641
Investment securities
Held-to-maturity, at amortized cost (net of zero allowance for credit losses at June 30, 2022 and December 31, 2021)	931,587	342,222
Available-for-sale, at fair value (net of zero allowance for credit losses at June 30, 2022 and December 31, 2021)	893,149	1,167,568
Total investment securities	1,824,736	1,509,790
Loans, at amortized cost	2,162,632	2,255,645
Allowance for credit losses on loans	(22,539)	(23,023)
Loans, net of allowance for credit losses on loans	2,140,093	2,232,622
Goodwill	72,754	72,754
Bank-owned life insurance	61,834	61,473
Operating lease right-of-use assets	22,353	23,604
Bank premises and equipment, net	7,067	7,558
Core deposit intangible, net	5,851	6,605
Other real estate owned	800	800
Interest receivable and other assets	75,511	51,362
Total assets	$4,326,904	$4,314,209

Liabilities and Stockholders' Equity
Liabilities
Deposits
Non-interest bearing	$2,034,717	$1,910,240
Interest bearing
Transaction accounts	297,871	290,813
Savings accounts	343,585	340,959
Money market accounts	1,012,823	1,116,303
Time accounts	141,674	150,235
Total deposits	3,830,670	3,808,550
Borrowings and other obligations	356	419
Operating lease liabilities	24,117	25,429
Interest payable and other liabilities	62,188	29,443
Total liabilities	3,917,331	3,863,841
Commitments and contingent liabilities (Note 8)
Stockholders' Equity
Preferred stock, no par value, Authorized - 5,000,000 shares, none issued	—	—
Common stock, no par value, Authorized - 30,000,000 shares; issued and outstanding - 16,009,600 and 15,929,243 at June 30, 2022 and December 31, 2021, respectively	213,864	212,524
Retained earnings	253,737	239,868
Accumulated other comprehensive loss, net of taxes	(58,028)	(2,024)
Total stockholders' equity	409,573	450,368
Total liabilities and stockholders' equity	$4,326,904	$4,314,209
The accompanying notes are an integral part of these consolidated financial statements (unaudited).
Page-3

BANK OF MARIN BANCORP CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Three months ended			Six months ended
(in thousands, except per share amounts; unaudited)	June 30, 2022	March 31, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Interest income
Interest and fees on loans	$23,334	$23,677	$21,429	$47,011	$42,090
Interest on investment securities	8,273	6,693	3,504	14,966	6,633
Interest on federal funds sold and due from banks	180	106	54	286	96
Total interest income	31,787	30,476	24,987	62,263	48,819
Interest expense
Interest on interest-bearing transaction accounts	53	56	39	109	78
Interest on savings accounts	32	29	21	61	40
Interest on money market accounts	438	478	312	916	598
Interest on time accounts	67	14	81	81	177
Interest on borrowings and other obligations	—	1	—	1	—
Interest on subordinated debenture	—	—	—	—	1,361
Total interest expense	590	578	453	1,168	2,254
Net interest income	31,197	29,898	24,534	61,095	46,565
Reversal of credit losses on loans	—	(485)	(920)	(485)	(3,849)
Reversal of credit losses on unfunded loan commitments	—	(318)	(612)	(318)	(1,202)
Net interest income after reversal of credit losses	31,197	30,701	26,066	61,898	51,616
Non-interest income
Wealth Management and Trust Services	630	600	530	1,230	1,018
Debit card interchange fees, net	531	505	419	1,036	785
Service charges on deposit accounts	465	488	317	953	598
Earnings on bank-owned life insurance, net	298	413	233	711	490
Dividends on Federal Home Loan Bank stock	249	259	177	508	326
Merchant interchange fees, net	149	140	61	289	118
Other income	406	462	285	868	513
Total non-interest income	2,728	2,867	2,022	5,595	3,848
Non-interest expense
Salaries and related benefits	10,341	11,548	8,888	21,889	18,096
Occupancy and equipment	1,894	1,909	1,751	3,803	3,502
Data processing	1,199	1,277	820	2,476	1,639
Professional services	665	913	986	1,578	1,849
Information technology	468	478	296	946	609
Depreciation and amortization	393	452	389	845	848
Amortization of core deposit intangible	374	380	204	754	408
Directors' expense	294	311	230	605	405
Federal Deposit Insurance Corporation insurance	296	290	182	586	361
Charitable contributions	511	45	462	556	493
Other expense	2,471	1,772	1,348	4,243	2,758
Total non-interest expense	18,906	19,375	15,556	38,281	30,968
Income before provision for income taxes	15,019	14,193	12,532	29,212	24,496
Provision for income taxes	3,953	3,728	3,247	7,681	6,264
Net income	$11,066	$10,465	$9,285	$21,531	$18,232
Net income per common share:
Basic	$0.70	$0.66	$0.71	$1.35	$1.38
Diluted	$0.69	$0.66	$0.71	$1.35	$1.37
Weighted average shares:
Basic	15,921	15,876	13,092	15,898	13,227
Diluted	15,955	15,946	13,164	15,950	13,316
Comprehensive (loss) income:
Net income	$11,066	$10,465	$9,285	$21,531	$18,232
Other comprehensive (loss) income:
Change in net unrealized (losses) gains on available-for-sale securities	(27,050)	(38,228)	2,798	(65,278)	(6,284)
Net unrealized losses on securities transferred from available-for-sale to held-to-maturity	—	(14,847)	—	(14,847)	—
Amortization of net unrealized losses on securities transferred from available-for-sale to held-to-maturity	472	144	138	616	281
Other comprehensive (loss) income, before tax	(26,578)	(52,931)	2,936	(79,509)	(6,003)
Deferred tax (benefit) expense	(7,857)	(15,648)	864	(23,505)	(1,780)
Other comprehensive (loss) income, net of tax	(18,721)	(37,283)	2,072	(56,004)	(4,223)
Total comprehensive (loss) income	$(7,655)	$(26,818)	$11,357	$(34,473)	$14,009
The accompanying notes are an integral part of these consolidated financial statements (unaudited).
Page-4

BANK OF MARIN BANCORP CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the three months ended June 30, 2022 and 2021

(in thousands, except share data; unaudited)	Common Stock		Retained Earnings	Accumulated Other Comprehensive (Loss) Income, Net of Taxes	Total
	Shares	Amount
	Three months ended June 30, 2022
Balance at April 1, 2022	16,003,847	$213,204	$246,511	$(39,307)	$420,408
Net income	—	—	11,066	—	11,066
Other comprehensive loss, net of tax	—	—	—	(18,721)	(18,721)
Stock options exercised, net of shares surrendered for cashless exercises and tax withholdings	4,768	81	—	—	81
Stock issued under employee stock purchase plan	936	30	—	—	30
Stock issued under employee stock ownership plan	13,000	412	—	—	412
Restricted stock surrendered for tax withholdings upon vesting	(333)	(11)	—	—	(11)
Restricted stock forfeited / cancelled	(12,618)	—	—	—	—
Stock-based compensation - stock options	—	29	—	—	29
Stock-based compensation - restricted stock	—	119	—	—	119
Cash dividends paid on common stock ($0.24 per share)	—	—	(3,840)	—	(3,840)
Balance at June 30, 2022	16,009,600	$213,864	$253,737	$(58,028)	$409,573
	Three months ended June 30, 2021
Balance at April 1, 2021	13,326,509	$118,386	$225,600	$6,306	$350,292
Net income	—	—	9,285	—	9,285
Other comprehensive income, net of tax	—	—	—	2,072	2,072
Stock options exercised, net of shares surrendered for cashless exercises and tax withholdings	14,000	314	—	—	314
Stock issued under employee stock purchase plan	831	25	—	—	25
Stock issued under employee stock ownership plan	9,300	336	—	—	336
Restricted stock granted	2,400	—	—	—	—
Stock-based compensation - stock options	—	28	—	—	28
Stock-based compensation - restricted stock	—	95	—	—	95
Cash dividends paid on common stock ($0.23 per share)	—	—	(3,044)	—	(3,044)
Stock repurchased, including commissions	(297,935)	(10,754)	—	—	(10,754)
Balance at June 30, 2021	13,055,105	$108,430	$231,841	$8,378	$348,649

The accompanying notes are an integral part of these consolidated financial statements (unaudited).

BANK OF MARIN BANCORP CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the six months ended June 30, 2022 and 2021

(in thousands, except share data; unaudited)	Common Stock		Retained Earnings	Accumulated Other Comprehensive (Loss) Income, Net of Taxes	Total
	Shares	Amount
	Six months ended June 30, 2022
Balance at January 1, 2022	15,929,243	$212,524	$239,868	$(2,024)	$450,368
Net income	—	—	21,531	—	21,531
Other comprehensive loss, net of tax	—	—	—	(56,004)	(56,004)
Stock options exercised, net of shares surrendered for cashless exercises and tax withholdings	40,311	820	—	—	820
Stock issued under employee stock purchase plan	936	30	—	—	30
Stock issued under employee stock ownership plan	25,000	829	—	—	829
Restricted stock granted	46,672	—	—	—	—
Restricted stock surrendered for tax withholdings upon vesting	(1,169)	(40)	—	—	(40)
Restricted stock forfeited / cancelled	(13,267)	—	—	—	—
Stock-based compensation - stock options	—	115	—	—	115
Stock-based compensation - restricted stock	—	270	—	—	270
Cash dividends paid on common stock ($0.48 per share)	—	—	(7,662)	—	(7,662)
Stock issued in payment of director fees	5,149	193	—	—	193
Stock repurchased, net of commissions	(23,275)	(877)	—	—	(877)
Balance at June 30, 2022	16,009,600	$213,864	$253,737	$(58,028)	$409,573
	Six months ended June 30, 2021
Balance at January 1, 2021	13,500,453	$125,905	$219,747	$12,601	$358,253
Net income	—	—	18,232	—	18,232
Other comprehensive loss, net of tax	—	—	—	(4,223)	(4,223)
Stock options exercised, net of shares surrendered for cashless exercises and tax withholdings	31,180	351	—	—	351
Stock issued under employee stock purchase plan	1,609	53	—	—	53
Stock issued under employee stock ownership plan	18,300	668	—	—	668
Restricted stock granted	29,454	—	—	—	—
Restricted stock surrendered for tax withholdings upon vesting	(3,961)	(156)	—	—	(156)
Restricted stock forfeited / cancelled	(3,848)	—	—	—	—
Stock-based compensation - stock options	—	200	—	—	200
Stock-based compensation - restricted stock	—	538	—	—	538
Cash dividends paid on common stock ($0.46 per share)	—	—	(6,138)	—	(6,138)
Stock purchased by directors under director stock plan	519	18	—	—	18
Stock issued in payment of director fees	3,347	117	—	—	117
Stock repurchased, net of commissions	(521,948)	(19,264)	—	—	(19,264)
Balance at June 30, 2021	13,055,105	$108,430	$231,841	$8,378	$348,649
The accompanying notes are an integral part of these consolidated financial statements (unaudited).

Page-5

BANK OF MARIN BANCORP CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended June 30, 2022 and 2021

(in thousands; unaudited)	June 30, 2022	June 30, 2021
Cash Flows from Operating Activities:
Net income	$21,531	$18,232
Adjustments to reconcile net income to net cash provided by operating activities:
Reversal of credit losses on loans	(485)	(3,849)
Reversal of credit losses on unfunded loan commitments	(318)	(1,202)
Noncash contribution expense to employee stock ownership plan	829	668
Noncash director compensation expense	193	117
Stock-based compensation expense	385	738
Amortization of core deposit intangible	754	408
Amortization of investment security premiums, net of accretion of discounts	4,963	1,753
Accretion of premiums (discounts) on acquired loans	281	(78)
Accretion of discount on subordinated debenture	—	1,347
Net change in deferred loan origination costs/fees	(2,322)	1,146
Depreciation and amortization	845	848
Earnings on bank-owned life insurance policies	(711)	(490)
Net changes in interest receivable and other assets	(443)	952
Net changes in interest payable and other liabilities	(5,894)	(821)
Total adjustments	(1,923)	1,537
Net cash provided by operating activities	19,608	19,769
Cash Flows from Investing Activities:
Purchase of held-to-maturity securities	(208,784)	(74,521)
Purchase of available-for-sale securities	(243,459)	(170,161)
Proceeds from paydowns/maturities of held-to-maturity securities	16,827	14,376
Proceeds from paydowns/maturities of available-for-sale securities	76,276	36,936
Loan principal collected, net of originations	93,875	84,259
Purchase of bank-owned life insurance policies	—	(1,943)
Cash receipts from bank-owned life insurance policies	350	—
Purchase of premises and equipment	(354)	(765)
Cash paid for low income housing tax credit investment	(30)	(346)
Net cash used in investing activities	(265,299)	(112,165)
Cash Flows from Financing Activities:
Net increase in deposits	22,120	179,326
Proceeds from stock options exercised	820	351
Restricted stock surrendered for tax withholdings upon vesting	(40)	(156)
Proceeds from stock issued under employee and director stock purchase plans	30	71
Stock repurchased, including commissions	(1,250)	(19,677)
Repayment of subordinated debenture including execution costs	—	(4,126)
Repayment of finance lease obligations	(63)	(32)
Cash dividends paid on common stock	(7,662)	(6,138)
Net cash provided by financing activities	13,955	149,619
Net (decrease) increase in cash, cash equivalents and restricted cash	(231,736)	57,223
Cash, cash equivalents and restricted cash at beginning of period	347,641	200,320
Cash, cash equivalents and restricted cash at end of period	$115,905	$257,543
Supplemental disclosure of cash flow information:
Cash paid in interest	$1,175	$951
Cash paid in income taxes	$8,450	$6,000
Supplemental disclosure of noncash investing and financing activities:
Change in net unrealized gain or (loss) on available-for-sale securities	$(65,278)	$(6,284)
Securities transferred from available-for-sale to held-to-maturity, at fair value	$357,482	$—
Amortization of net unrealized loss on available-for-sale securities transferred to held-to-maturity	$616	$281
Purchase of investment securities not yet settled	$40,278	$—
Stock issued to employee stock ownership plan	$829	$668
Stock issued in payment of director fees	$193	$117
Restricted cash[1]	$930	$1,930
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

	Three months ended		Six months ended
(in thousands, except per share data)	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Weighted average basic common shares outstanding	15,921	13,092	15,898	13,227
Potentially dilutive common shares related to:
Stock options	24	54	38	67
Unvested restricted stock awards	10	18	14	22
Weighted average diluted shares outstanding	15,955	13,164	15,950	13,316
Net income	$11,066	$9,285	$21,531	$18,232
Basic EPS	$0.70	$0.71	$1.35	$1.38
Diluted EPS	$0.69	$0.71	$1.35	$1.37
Weighted average anti-dilutive common shares not included in the calculation of diluted EPS	230	111	167	88

Note 2: Recently Adopted and Issued Accounting Standards

Accounting Standards Not Yet Effective
In March 2020, the FASB issued Accounting Standards Update ("ASU") No. 2020-04, Reference Rate Reform (Topic 848). The amendments in this ASU are elective and provide optional guidance for a limited period of time to ease the potential burden of accounting for, or recognizing the effects of reference rate reform. The amendments in this ASU provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of
Page-7

reference rate reform. The amendments in this ASU may be elected as of March 12, 2020 through December 31, 2022. An entity may choose to elect the amendments in this update at an interim period subsequent to March 12, 2020 with adoption methods varying based on transaction type. We have elected not to apply amendments at this time and to assess the applicability of this ASU to us as we continue to monitor guidance for reference rate reform from FASB and its impact on our financial condition and results of operations.

In January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848). The main amendments in this ASU intend to clarify certain optional expedients and scope of derivative instruments. The amendments are elective and effective immediately upon issuance of this ASU. Amendments may be elected through December 31, 2022. As of June 30, 2022, we had four interest rate swap contracts with notional values totaling $12.5 million indexed to LIBOR that will either be subject to the fall-back index rate stipulated by the ISDA protocol or modified to other reference rates such as Prime or SOFR as mutually agreed by our counterparty an us. We have not elected to apply the amendments at this time and will continue to assess the applicability of this ASU to us as we monitor guidance for reference rate reform from FASB and its impact on our financial condition and results of operations.

In October 2021, the FASB issued ASU No. 2021-08, Accounting for Contract Assets and Contract Liabilities From Contracts With Customers (Topic 805). The amendments address diversity in accounting practices and require acquiring companies to apply ASC 606, Revenue from Contracts with Customers to recognize and measure contract assets and contract liabilities from contracts with customers acquired in a business combination, as opposed to other methods such as fair value. The amendments improve comparability after the business combination by providing consistent recognition and measurement guidance for revenue contracts with customers acquired in a business combination. The amendments are to be applied prospectively to business combinations occurring on or after December 15, 2022 and early adoption is permitted. In the event of a future business combination, we will assess the impact of the ASU on our financial condition and results of operations.

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

In March 2022, the FASB issued ASU No. 2022-01, Derivatives and Hedging (Topic 815): Fair Value Hedging - Portfolio Layer Method. Among other things, the ASU renames the "last-of-layer" method to the "portfolio layer" method and makes fair value hedging more accessible for hedge accounting of interest rate risk for portfolios and financial assets. For example, the guidance permits an entity to apply the same portfolio hedging method to both prepayable and non-prepayable financial assets, thereby providing for consistency between accounting for similar hedges. The amendments are effective for years beginning after December 15, 2022. The adoption of the amendments will not affect our existing hedge accounting, disclosures, financial condition or results of operations.

In June 2022, the FASB issued ASU No. 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. The amendment reduces diversity in practice by clarifying that a separate contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. In addition, this ASU provided amended examples to illustrate that a restriction that is a characteristic of the equity security, which market participants would take into account when pricing them, would be considered in measuring fair value. This ASU also introduces new disclosure requirements. The amendments are effective prospectively for years beginning after December 15, 2023. Early adoption is permitted for both interim and annual financial statements. As discussed in Note 4, Investment Securities, we hold Visa Inc. Class B common stock that is legally restricted from resale to non-member banks of Visa U.S.A. until the covered litigation against Visa Inc. is settled. While the adoption of the amendments may require additional disclosures, we do not anticipate that it will impact our financial condition or results of operations.
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

The following table summarizes our assets and liabilities that were required to be recorded at fair value on a recurring basis.

(in thousands) Description of Financial Instruments	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Measurement Categories: Changes in Fair Value Recorded In1
June 30, 2022
Securities available-for-sale:
Mortgage-backed securities and collateralized mortgage obligations issued by U.S. government-sponsored agencies	$539,991	$—	$539,991	$—	OCI
SBA-backed securities	$53,168	$—	$53,168	$—	OCI
Debentures of government sponsored agencies	$139,340	$—	$139,340	$—	OCI
U.S. Treasury securities	$10,644	$10,644	$—	$—	OCI
Obligations of state and political subdivisions	$114,263	$—	$114,263	$—	OCI
Corporate bonds	$34,092	$—	$34,092	$—	OCI
Asset-backed securities	$1,651	$—	$1,651	$—	OCI
Derivative financial assets (interest rate contracts)	$206	$—	$206	$—	NI
Derivative financial liabilities (interest rate contracts)	$104	$—	$104	$—	NI
December 31, 2021
Securities available-for-sale:
Mortgage-backed securities and collateralized mortgage obligations issued by U.S. government-sponsored agencies	$759,576	$—	$759,576	$—	OCI
SBA-backed securities	$33,478	$—	$33,478	$—	OCI
Debentures of government sponsored agencies	$188,527	$—	$188,527	$—	OCI
U.S. Treasury securities	$11,630	$11,630	$—	$—	OCI
Obligations of state and political subdivisions	$134,000	$—	$134,000	$—	OCI
Corporate bonds	$38,495	$—	$38,495	$—	OCI
Asset-backed securities	$1,862	$—	$1,862	$—	OCI
Derivative financial liabilities (interest rate contracts)	$1,085	$—	$1,085	$—	NI
 1 Other comprehensive income ("OCI") or net income ("NI").

Page-9

Available-for-sale securities are recorded at fair value on a recurring basis. When available, quoted market prices (Level 1) are used to determine the fair value of available-for-sale securities. Level 1 securities include U.S. Treasury securities. If quoted market prices are not available, we obtain pricing information from a reputable third-party service provider, who may utilize valuation techniques that use current market-based or independently sourced parameters, such as bid/ask prices, dealer-quoted prices, interest rates, benchmark yield curves, prepayment speeds, probability of default, loss severity and credit spreads (Level 2).   Level 2 securities include asset-backed securities, obligations of state and political subdivisions, U.S. agencies or government-sponsored agencies' debt securities, mortgage-backed securities, government agency-issued, and corporate bonds. As of June 30, 2022 and December 31, 2021, there were no Level 3 securities.

Held-to-maturity securities may be written down to fair value as a result of an other-than-temporary impairment, and we did not record any write-downs during the six months ended June 30, 2022 or June 30, 2021. Fair value of held-to-maturity securities is determined using the same techniques discussed above for available-for-sale securities.

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

OREO represents collateral acquired through foreclosure and is initially recorded at fair value as established by a current appraisal of the collateral. Subsequent to foreclosure, OREO is carried at the lower of cost or fair value, less estimated costs to sell. OREO values are reviewed on an ongoing basis and any subsequent decline in fair value is recorded as a foreclosed asset expense in the current period. The value of OREO is classified as Level 3. Our current OREO resulted from the American River Bankshares ("ARB") merger in 2021.

The following table presents the carrying value of assets measured at fair value on a non-recurring basis and that were held in the consolidated statements of condition at each respective period end, by level within the fair value hierarchy as of June 30, 2022 and December 31, 2021.

(in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2022
Other real estate owned	$800	$—	$—	$800
December 31, 2021
Other real estate owned	$800	$—	$—	$800

Page-10

Disclosures about Fair Value of Financial Instruments

The table below is a summary of fair value estimates for financial instruments as of June 30, 2022 and December 31, 2021, excluding financial instruments recorded at fair value on a recurring basis (summarized in the first table in this note). The carrying amounts in the following table are recorded in the consolidated statements of condition under the indicated captions. Further, we have not disclosed the fair value of financial instruments specifically excluded from disclosure requirements such as bank-owned life insurance policies ("BOLI"), lease obligations and non-maturity deposit liabilities. Additionally, we held shares of Federal Home Loan Bank ("FHLB") of San Francisco stock and Visa Inc. Class B common stock, both recorded at cost, as there was no impairment or changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer as of June 30, 2022 or December 31, 2021. The values are discussed in Note 4, Investment Securities.

	June 30, 2022			December 31, 2021
(in thousands)	Carrying Amounts	Fair Value	Fair Value Hierarchy	Carrying Amounts	Fair Value	Fair Value Hierarchy
Financial assets (recorded at amortized cost):
Cash and cash equivalents	$115,905	$115,905	Level 1	$347,641	$347,641	Level 1
Investment securities held-to-maturity	931,587	847,386	Level 2	342,222	342,755	Level 2
Loans, net	2,140,093	2,123,254	Level 3	2,232,622	2,234,430	Level 3
Interest receivable	12,248	12,248	Level 2	11,889	11,889	Level 2
Financial liabilities (recorded at amortized cost):
Time deposits	141,674	141,857	Level 2	150,235	150,475	Level 2
Interest payable	74	74	Level 2	81	81	Level 2

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
The value of off-balance-sheet financial instruments is estimated based on the fee income associated with the commitments, which in the absence of credit exposure, is considered to approximate their settlement value. The fair value of commitment fees was not material as of June 30, 2022 or December 31, 2021.

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

A summary of the amortized cost, fair value and allowance for credit losses related to securities held-to-maturity as of June 30, 2022 and December 31, 2021 is presented below.
Page-11

Held-to-maturity:	Amortized Cost [1]	Allowance for Credit Losses	Net Carrying Amount	Gross Unrealized		Fair Value
(in thousands)				Gains	(Losses)
June 30, 2022
Securities of U.S. government-sponsored enterprises:
MBS pass-through securities issued by FHLMC, FNMA and GNMA	$337,998	$—	$337,998	$4	$(34,731)	$303,271
CMOs issued by FHLMC	230,553	—	230,553	172	(20,766)	209,959
CMOs issued by FNMA	118,956	—	118,956	853	(2,574)	117,235
CMOs issued by GNMA	12,329	—	12,329	—	(982)	11,347
SBA-backed securities	3,244	—	3,244	—	(66)	3,178
Debentures of government-sponsored agencies	135,678	—	135,678	—	(17,457)	118,221
Obligations of state and political subdivisions	62,829	—	62,829	19	(8,304)	54,544
Corporate bonds	30,000	—	30,000	—	(369)	29,631
Total held-to-maturity	$931,587	$—	$931,587	$1,048	$(85,249)	$847,386
December 31, 2021
Securities of U.S. government-sponsored enterprises:
MBS pass-through securities issued by FHLMC, FNMA and GNMA	$126,990	$—	$126,990	$2,110	$(712)	$128,388
CMOs issued by FHLMC	106,851	—	106,851	668	(1,045)	106,474
CMOs issued by FNMA	4,866	—	4,866	128	—	4,994
SBA-backed securities	4,840	—	4,840	198	—	5,038
Debentures of government-sponsored agencies	51,472	—	51,472	—	(901)	50,571
Obligations of state and political subdivisions	47,203	—	47,203	296	(209)	47,290
Total held-to-maturity	$342,222	$—	$342,222	$3,400	$(2,867)	$342,755
[1] Amortized cost and fair values exclude accrued interest receivable of $3.1 million and $1.1 million at June 30, 2022 and December 31, 2021, respectively, which is included in interest receivable and other assets in the consolidated statements of condition.

Management measures expected credit losses on held-to-maturity securities collectively by major security type with each type sharing similar risk characteristics, and considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. With regard to MBSs and CMOs issued or guaranteed by the GSEs, and SBA-backed securities, we expect to receive all the contractual principal and interest on these securities as such securities are backed by the full faith and credit of and/or guaranteed by the U.S. government. Accordingly, no allowance for credit losses has been recorded for these securities. With regard to securities issued by states and political subdivisions and corporate bonds, management considers: (i) issuer and/or guarantor credit ratings, (ii) historical probability of default and loss given default rates for given bond ratings and remaining maturity, (iii) whether issuers continue to make timely principal and interest payments under the contractual terms of the securities, (iv) internal credit review of the financial information, and (v) whether or not such securities have credit enhancements such as guarantees, contain a defeasance clause, or are pre-refunded by the issuers. Based on the comprehensive analysis, no credit losses are expected.

The following table summarizes the amortized cost of our portfolio of held-to-maturity securities issued by states and political subdivisions and corporate bonds by Moody's and/or Standard & Poor's bond ratings as of June 30, 2022.

	Obligations of state and political subdivisions		Corporate bonds
(in thousands)	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021
AAA / Aaa	$43,188	$34,229	$—	$—
AA / Aa	19,541	12,873	—	—
A2 / A	100	101	30,000	—
Total	$62,829	$47,203	$30,000	$—

Page-12

A summary of the amortized cost, fair value and allowance for credit losses related to securities available-for-sale as of June 30, 2022 and December 31, 2021 is presented below.

Available-for-sale:	Amortized Cost [1]	Gross Unrealized		Allowance for Credit Losses	Fair Value
(in thousands)		Gains	(Losses)
June 30, 2022
Securities of U.S. government-sponsored enterprises:
MBS pass-through securities issued by FHLMC, FNMA and GNMA	$127,526	$23	$(8,784)	$—	$118,765
CMOs issued by FHLMC	370,610	1	(23,017)	—	347,594
CMOs issued by FNMA	40,375	1	(2,960)	—	37,416
CMOs issued by GNMA	38,629	1	(2,414)	—	36,216
SBA-backed securities	55,297	4	(2,133)	—	53,168
Debentures of government- sponsored agencies	149,099	—	(9,759)	—	139,340
U.S. Treasury securities	11,895	—	(1,251)	—	10,644
Obligations of state and political subdivisions	128,238	50	(14,025)	—	114,263
Corporate bonds	36,989	—	(2,897)	—	34,092
Asset-backed securities	1,721	—	(70)	—	1,651
Total available-for-sale	$960,379	$80	$(67,310)	$—	$893,149
December 31, 2021
Securities of U.S. government-sponsored enterprises:
MBS pass-through securities issued by FHLMC, FNMA and GNMA	$316,090	$1,224	$(2,784)	$—	$314,530
CMOs issued by FHLMC	343,047	3,209	(4,829)	—	341,427
CMOs issued by FNMA	48,187	152	(611)	—	47,728
CMOs issued by GNMA	56,345	99	(553)	—	55,891
SBA-backed securities	32,640	993	(155)	—	33,478
Debentures of government- sponsored agencies	191,449	25	(2,947)	—	188,527
U.S. Treasury securities	11,886	—	(256)		11,630
Obligations of state and political subdivisions	129,009	5,372	(381)	—	134,000
Corporate bonds	39,001	—	(506)	—	38,495
Asset-backed securities	1,866	—	(4)	—	1,862
Total available-for-sale	$1,169,520	$11,074	$(13,026)	$—	$1,167,568
[1] Amortized cost and fair value exclude accrued interest receivable of $3.4 million and $3.7 million at June 30, 2022 and December 31, 2021, respectively, which is included in interest receivable and other assets in the consolidated statements of condition.

As part of our ongoing review of our investment securities portfolio, we reassessed the classification of certain securities issued by government sponsored agencies. In March 2022, we transferred $357.5 million of these securities from available-for-sale to held-to-maturity at fair value. We intend and have the ability to hold these securities to maturity. The net unrealized pre-tax loss of $14.8 million that remained in accumulated other comprehensive loss is accreted over the remaining lives of the securities.

The amortized cost and fair value of investment debt securities by contractual maturity at June 30, 2022 and December 31, 2021 are shown below. Expected maturities may differ from contractual maturities if the issuers of the securities have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2022				December 31, 2021
	Held-to-Maturity		Available-for-Sale		Held-to-Maturity		Available-for-Sale
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$100	$100	$3,369	$3,366	$101	$103	$10,785	$10,841
After one but within five years	83,024	81,968	260,444	247,749	25,666	26,559	219,474	219,957
After five years through ten years	255,978	228,380	300,994	280,179	182,604	182,303	299,937	300,187
After ten years	592,485	536,938	395,572	361,855	133,851	133,790	639,324	636,583
Total	$931,587	$847,386	$960,379	$893,149	$342,222	$342,755	$1,169,520	$1,167,568

There were no sales of investment securities in the first half of 2022 or 2021.
Page-13

Three months ended
Pledged investment securities are shown in the following table:

(in thousands)	June 30, 2022	December 31, 2021
Pledged to the State of California:
Secure public deposits in compliance with the Local Agency Security Program	$217,143	$213,861
Collateral for trust deposits	676	729
Collateral for Wealth Management and Trust Services checking account	568	614
Total investment securities pledged to the State of California	218,387	215,204
Bankruptcy trustee deposits pledged with Federal Reserve Bank	1,905	2,645
Total pledged investment securities	$220,292	$217,849

There were 409 and 217 securities in unrealized loss positions at June 30, 2022 and December 31, 2021, respectively. Those securities are summarized and classified according to the duration of the loss period in the tables below:

June 30, 2022	< 12 continuous months		≥ 12 continuous months		Total securities in a loss position
(in thousands)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
Held-to-maturity:
MBS pass-through securities issued by FHLMC, FNMA and GNMA	$302,998	$(34,731)	$—	$—	$302,998	$(34,731)
CMOs issued by FHLMC	194,163	(20,136)	4,018	(630)	198,181	(20,766)
CMOs issued by FNMA	67,069	(2,574)	—	—	67,069	(2,574)
CMOs issued by GNMA	11,347	(982)	—	—	11,347	(982)
SBA-backed securities	3,178	(66)	—	—	3,178	(66)
Debentures of government-sponsored agencies	61,339	(11,007)	36,881	(6,450)	98,220	(17,457)
Obligations of state and political subdivisions	51,313	(8,304)	—	—	51,313	(8,304)
Corporate bonds	29,631	(369)	—	—	29,631	(369)
Total held-to-maturity	721,038	(78,169)	40,899	(7,080)	761,937	(85,249)
Available-for-sale:
MBS pass-through securities issued by FHLMC, FNMA and GNMA	113,127	(8,784)	—	—	113,127	(8,784)
CMOs issued by FHLMC	343,897	(22,540)	3,538	(477)	347,435	(23,017)
CMOs issued by FNMA	33,201	(2,674)	4,156	(286)	37,357	(2,960)
CMOs issued by GNMA	34,696	(2,414)	—	—	34,696	(2,414)
SBA-backed securities	51,556	(2,091)	1,059	(42)	52,615	(2,133)
Debentures of government- sponsored agencies	132,004	(8,126)	7,336	(1,633)	139,340	(9,759)
U.S. Treasury securities	10,644	(1,251)	—	—	10,644	(1,251)
Obligations of state and political subdivisions	101,078	(13,425)	2,001	(600)	103,079	(14,025)
Corporate bonds	28,833	(2,167)	5,259	(730)	34,092	(2,897)
Asset-backed securities	1,651	(70)	—	—	1,651	(70)
Total available-for-sale	850,687	(63,542)	23,349	(3,768)	874,036	(67,310)
Total securities at loss position	$1,571,725	$(141,711)	$64,248	$(10,848)	$1,635,973	$(152,559)
Page-14

December 31, 2021	< 12 continuous months		≥ 12 continuous months		Total securities in a loss position
(in thousands)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
Held-to-maturity:
MBS pass-through securities issued by FHLMC and FNMA	$76,619	$(712)	$—	$—	$76,619	$(712)
CMOs issued by FHLMC	54,811	(1,045)	—	—	54,811	(1,045)
Obligations of state and political subdivisions	19,203	(209)	—	—	19,203	(209)
Debentures of government-sponsored agencies	50,571	(901)	—	—	50,571	(901)
Total held-to-maturity	201,204	(2,867)	—	—	201,204	(2,867)
Available-for-sale:
MBS pass-through securities issued by FHLMC and FNMA	263,474	(2,784)	—	—	263,474	(2,784)
SBA-backed securities	7,478	(112)	1,209	(43)	8,687	(155)
CMOs issued by FHLMC	226,175	(4,677)	4,415	(152)	230,590	(4,829)
CMOs issued by GNMA	44,790	(553)	—	—	44,790	(553)
CMOs issued by FNMA	37,348	(611)	—	—	37,348	(611)
Debentures of government- sponsored agencies	148,979	(2,527)	8,549	(420)	157,528	(2,947)
U.S. Treasury securities	11,629	(256)	—	—	11,629	(256)
Obligations of state and political subdivisions	17,552	(381)	—	—	17,552	(381)
Corporate Bonds	38,495	(506)	—	—	38,495	(506)
Asset-backed securities	1,861	(4)	—	—	1,861	(4)
Total available-for-sale	797,781	(12,411)	14,173	(615)	811,954	(13,026)
Total securities at loss position	$998,985	$(15,278)	$14,173	$(615)	$1,013,158	$(15,893)

As of June 30, 2022, the investment portfolio included 18 investment securities that had been in a continuous loss position for twelve months or more and 391 investment securities that had been in a loss position for less than twelve months.

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
At June 30, 2022, management determined that it did not intend to sell any investment securities with unrealized losses, and it is more likely than not that we will not be required to sell securities with unrealized losses before recovery of their amortized cost. No allowances for credit losses have been recognized on available-for-sale securities in an unrealized loss position, as management does not believe any of the securities are impaired due to reasons of credit quality at June 30, 2022.

Non-Marketable Securities Included in Other Assets

FHLB Capital Stock

As a member of the FHLB, we are required to maintain a minimum investment in FHLB capital stock determined by the Board of Directors of the FHLB. The minimum investment requirements can increase in the event we increase our total asset size or borrowings with the FHLB. Shares cannot be purchased or sold except between the FHLB and its members at the $100 per share par value. We held $16.7 million of FHLB stock included in other assets on the consolidated statements of condition at both June 30, 2022 and December 31, 2021. The carrying amounts of
Page-15

these investments are reasonable estimates of fair value because the securities are restricted to member banks and they do not have a readily determinable market value. Based on our analysis of FHLB's financial condition and certain qualitative factors, we determined that the FHLB stock was not impaired at June 30, 2022 and December 31, 2021. On July 28, 2022, FHLB announced a cash dividend for the first quarter of 2022 at an annualized dividend rate of 6.00% to be distributed in mid-August 2022. Cash dividends paid on FHLB capital stock are recorded as non-interest income.

VISA Inc. Class B Common Stock

As a member bank of Visa U.S.A., we held 10,439 shares of Visa Inc. Class B common stock at June 30, 2022 and December 31, 2021. These shares have a carrying value of zero and are restricted from resale to non-member banks of Visa U.S.A. until their conversion into Class A (voting) shares upon the termination of Visa Inc.'s Covered Litigation escrow account. Because of the restriction and the uncertainty on the conversion rate to Class A shares, these shares lack a readily determinable fair value. When converting this Class B common stock to Class A common stock based on the estimated conversion rate of 1.6059 and 1.6181 at June 30, 2022 and December 31, 2021, and the closing stock price of Class A shares at those respective dates, the converted value of our shares of Class B common stock would have been $3.3 million and $3.7 million at June 30, 2022 and December 31, 2021, respectively. The conversion rate is subject to further adjustment upon the final settlement of the covered litigation against Visa Inc. and its member banks. As such, the fair value of these Class B shares can differ significantly from their converted values. For further information, refer to Note 8, Commitments and Contingencies.

Low Income Housing Tax Credits

We invest in low-income housing tax credit funds as a limited partner, which totaled $2.7 million and $3.0 million recorded in other assets as of June 30, 2022 and December 31, 2021, respectively. In the first six months of 2022, we recognized $317 thousand of low-income housing tax credits and other tax benefits, offset by $267 thousand of amortization expense of low-income housing tax credit investment, as a component of income tax expense. As of June 30, 2022, our unfunded commitments for these low-income housing tax credit funds totaled $392 thousand. We did not recognize any impairment losses on these low-income housing tax credit investments during the first six months of 2022 or 2021, as the value of the future tax benefits exceeds the carrying value of the investments.

Note 5:  Loans and Allowance for Credit Losses on Loans

The following table presents the amortized cost of loans by class as of June 30, 2022 and December 31, 2021.

(in thousands)	June 30, 2022	December 31, 2021
Commercial and industrial	$213,122	$301,602
Real estate:
Commercial owner-occupied	382,897	392,345
Commercial investor-owned	1,190,419	1,189,021
Construction	118,147	119,840
Home equity	90,629	88,746
Other residential	113,361	114,558
Installment and other consumer loans	54,057	49,533
Total loans, at amortized cost [1]	2,162,632	2,255,645
Allowance for credit losses on loans	(22,539)	(23,023)
Total loans, net of allowance for credit losses on loans	$2,140,093	$2,232,622
1 Amortized cost includes net deferred loan origination costs (fees) of $1.4 million and $(901) thousand at June 30, 2022 and December 31, 2021, respectively. Amounts are also net of unrecognized purchase discounts of $2.7 million and $2.5 million at June 30, 2022 and December 31, 2021, respectively. Amortized cost excludes accrued interest, which totaled $5.8 million and $7.1 million at June 30, 2022 and December 31, 2021, respectively, and is included in interest receivable and other assets in the consolidated statements of condition.

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
Page-16

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

Pursuant to the 2020 CARES Act, Bank of Marin originated 2,876 guaranteed loans totaling $444.1 million in two rounds of the Small Business Administration's ("SBA") Paycheck Protection Program ("PPP"). Additionally in 2021, Bank of Marin assumed 113 PPP loans totaling $18.6 million from ARB as of the merger date. As of June 30, 2022, there were 112 PPP loans outstanding totaling $17.0 million (net of $420 thousand in unrecognized fees and costs), compared to 368 loans outstanding at December 31, 2021 totaling $111.2 million (net of $2.5 million in unrecognized fees and costs) included in commercial and industrial loan balances. PPP loans have terms of two to five years and earn interest at 1%. In addition, the SBA paid the Bank a fee of 1%-5% depending on the loan amount, which was netted with loan origination costs and accreted/amortized into interest income using the effective yield method over the contractual life of each loan. The recognition of fees and costs is accelerated when the SBA forgives the loan and/or the loan is paid off prior to maturity. PPP loans are fully guaranteed by the SBA if they meet the requirements of the program. As expected, the vast majority of the PPP loans have been fully forgiven by the SBA and we expect the majority of remaining loans to be forgiven as well.

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
Page-17

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

The following tables present the loan portfolio by loan class, origination year and internal risk rating as of June 30, 2022 and December 31, 2021. We early adopted the vintage disclosure requirements of ASU 2022-02 prospectively as described in Note 2 beginning with the first quarter of 2022. Accordingly, the 2022 vintage table reflects gross charge-offs by loan class and year of origination. Generally, existing term loans that were re-underwritten are reflected in the table in the year of renewal. Lines of credit that have a conversion feature at the time of origination, such as construction to perm loans, are presented by year of origination.

(in thousands)	Term Loans - Amortized Cost by Origination Year						Revolving Loans Amortized Cost
June 30, 2022	2022	2021	2020	2019	2018	Prior		Total
Commercial and industrial:
Pass and Watch	$9,586	$21,160	$9,230	$24,730	$6,988	$28,168	$102,567	$202,429
Special Mention	—	—	—	503	4,248	—	123	4,874
Substandard	—	—	1,469	—	—	—	4,350	5,819
Total commercial and industrial	$9,586	$21,160	$10,699	$25,233	$11,236	$28,168	$107,040	$213,122
Commercial real estate, owner-occupied:
Pass and Watch	$55,263	$53,245	$41,565	$45,948	$30,419	$116,659	$—	$343,099
Special Mention	—	16,471	—	317	5,386	4,567	—	26,741
Substandard	—	—	7,142	1,754	—	4,055	—	12,951
Doubtful	—	—	106	—	—	—	—	106
Total commercial real estate, owner-occupied	$55,263	$69,716	$48,813	$48,019	$35,805	$125,281	$—	$382,897
Commercial real estate, investor-owned:
Pass and Watch	$118,868	$221,908	$164,765	$171,674	$125,646	$343,000	$73	$1,145,934
Special Mention	—	—	4,531	2,714	9,729	9,980	—	26,954
Substandard	—	—	—	—	—	17,531	—	17,531
Total commercial real estate, investor-owned	$118,868	$221,908	$169,296	$174,388	$135,375	$370,511	$73	$1,190,419
Page-18

(in thousands)	Term Loans - Amortized Cost by Origination Year						Revolving Loans Amortized Cost
June 30, 2022	2022	2021	2020	2019	2018	Prior		Total
Construction:
Pass and Watch	$33,184	$24,274	$42,658	$8,921	$9,110	$—	$—	$118,147
Total construction	$33,184	$24,274	$42,658	$8,921	$9,110	$—	$—	$118,147
Home equity:
Pass and Watch	$—	$24	$—	$—	$—	$600	$89,369	$89,993
Substandard	—	—	—	—	—	433	203	636
Total home equity	$—	$24	$—	$—	$—	$1,033	$89,572	$90,629
Other residential:
Pass and Watch	$11,504	$15,575	$30,158	$22,869	$13,186	$20,069	$—	$113,361
Total other residential	$11,504	$15,575	$30,158	$22,869	$13,186	$20,069	$—	$113,361
Installment and other consumer:
Pass and Watch	$10,938	$15,523	$6,850	$7,441	$4,696	$6,888	$1,721	$54,057
Total installment and other consumer	$10,938	$15,523	$6,850	$7,441	$4,696	$6,888	$1,721	$54,057
Gross current period charge-offs	$—	$—	$—	$—	$—	$(18)	$(4)	$(22)
Total loans:
Pass and Watch	$239,343	$351,709	$295,226	$281,583	$190,045	$515,384	$193,730	$2,067,020
Total Special Mention	$—	$16,471	$4,531	$3,534	$19,363	$14,547	$123	$58,569
Total Substandard	$—	$—	$8,611	$1,754	$—	$22,019	$4,553	$36,937
Total Doubtful	$—	$—	$106	$—	$—	$—	$—	$106
Totals	$239,343	$368,180	$308,474	$286,871	$209,408	$551,950	$198,406	$2,162,632
Total gross current period charge-offs	$—	$—	$—	$—	$—	$(18)	$(4)	$(22)

(in thousands)	Term Loans - Amortized Cost by Origination Year						Revolving Loans Amortized Cost
December 31, 2021	2021	2020	2019	2018	2017	Prior		Total
Commercial and industrial:
Pass and Watch	$96,643	$35,967	$25,754	$12,763	$2,729	$31,280	$90,744	$295,880
Special Mention	—	1,700	584	273	—	—	2,088	4,645
Substandard	—	—	—	—	—	—	1,077	1,077
Total commercial and industrial	$96,643	$37,667	$26,338	$13,036	$2,729	$31,280	$93,909	$301,602
Commercial real estate, owner-occupied:
Pass and Watch	$58,395	$43,216	$49,485	$36,174	$42,430	$104,898	$—	$334,598
Special Mention	16,748	—	—	7,846	—	16,996	—	41,590
Substandard	—	7,155	285	—	—	8,603	—	16,043
Doubtful	—	114	—	—	—	—	—	114
Total commercial real estate, owner-occupied	$75,143	$50,485	$49,770	$44,020	$42,430	$130,497	$—	$392,345
Commercial real estate, investor-owned:
Pass and Watch	$225,722	$186,214	$187,418	$143,028	$75,419	$325,882	$84	$1,143,767
Special Mention	—	1,214	2,714	11,773	1,787	9,540	—	27,028
Substandard	—	—	—	695	—	17,531	—	18,226
Total commercial real estate, investor-owned	$225,722	$187,428	$190,132	$155,496	$77,206	$352,953	$84	$1,189,021
Construction:
Pass and Watch	$31,269	$70,528	$8,935	$9,108	$—	$—	$—	$119,840
Total construction	$31,269	$70,528	$8,935	$9,108	$—	$—	$—	$119,840
Home equity:
Pass and Watch	$—	$—	$—	$—	$10	$268	$87,693	$87,971
Substandard	—	—	—	—	—	377	398	775
Total home equity	$—	$—	$—	$—	$10	$645	$88,091	$88,746
Other residential:
Pass and Watch	$15,800	$31,981	$25,529	$15,411	$7,964	$17,873	$—	$114,558
Total other residential	$15,800	$31,981	$25,529	$15,411	$7,964	$17,873	$—	$114,558
Installment and other consumer:
Pass and Watch	$17,207	$7,748	$9,436	$5,633	$1,123	$6,620	$1,766	$49,533
Total installment and other consumer	$17,207	$7,748	$9,436	$5,633	$1,123	$6,620	$1,766	$49,533
Total loans:
Pass and Watch	$445,036	$375,654	$306,557	$222,117	$129,675	$486,821	$180,287	$2,146,147
Total Special Mention	$16,748	$2,914	$3,298	$19,892	$1,787	$26,536	$2,088	$73,263
Total Substandard	$—	$7,155	$285	$695	$—	$26,511	$1,475	$36,121
Doubtful	$—	$114	$—	$—	$—	$—	$—	$114
Totals	$461,784	$385,837	$310,140	$242,704	$131,462	$539,868	$183,850	$2,255,645

Page-19

The following table shows the amortized cost of loans by class, payment aging and non-accrual status as of June 30, 2022 and December 31, 2021.

Loan Aging Analysis by Class
(in thousands)	Commercial and industrial	Commercial real estate, owner-occupied	Commercial real estate, investor-owned	Construction	Home equity	Other residential	Installment and other consumer	Total
June 30, 2022
30-59 days past due	$1,065	$660	$—	$—	$100	$—	$166	$1,991
60-89 days past due	589	545	—	—	—	—	28	1,162
90 days or more past due	202	—	—	—	54	—	—	256
Total past due	1,856	1,205	—	—	154	—	194	3,409
Current	211,266	381,692	1,190,419	118,147	90,475	113,361	53,863	2,159,223
Total loans [1]	$213,122	$382,897	$1,190,419	$118,147	$90,629	$113,361	$54,057	$2,162,632
Non-accrual loans [2]	$—	$7,564	$—	$—	$454	$—	$—	$8,018
Non-accrual loans with no allowance	$—	$7,564	$—	$—	$454	$—	$—	$8,018
December 31, 2021
30-59 days past due	$2	$—	$—	$—	$498	$—	$1,036	$1,536
60-89 days past due	394	—	—	—	67	—	—	461
90 days or more past due	229	—	—	—	88	—	—	317
Total past due	625	—	—	—	653	—	1,036	2,314
Current	300,977	392,345	1,189,021	119,840	88,093	114,558	48,497	2,253,331
Total loans [1]	$301,602	$392,345	$1,189,021	$119,840	$88,746	$114,558	$49,533	$2,255,645
Non-accrual loans [2]	$—	$7,269	$694	$—	$413	$—	$—	$8,376
Non-accrual loans with no allowance	$—	$7,269	$694	$—	$413	$—	$—	$8,376
1 There were no non-performing loans past due more than ninety days and accruing interest as of June 30, 2022 and December 31, 2021.
2 None of the non-accrual loans as of June 30, 2022 or December 31, 2021 were earning interest on a cash basis. We recognized no interest income on non-accrual loans for the three and six months ended June 30, 2022 and 2021. There were three loans totaling $397 thousand placed on non-accrual status during the six months ended June 30, 2022 for which we reversed $8 thousand in interest income at the time of change in status, one of which for $16 thousand was subsequently charged off in the second quarter.

Collateral Dependent Loans

The following table presents the amortized cost basis of individually analyzed collateral-dependent loans, which are all on non-accrual status, by class at June 30, 2022 and December 31, 2021.

	Amortized Cost by Collateral Type
(in thousands)	Commercial Real Estate	Residential Real Estate	Other	Total [1]	Allowance for Credit Losses
June 30, 2022
Commercial real estate, owner-occupied	$7,564	$—	$—	$7,564	$—
Home equity	—	454	—	454	—
Total	$7,564	$454	$—	$8,018	$—
December 31, 2021
Commercial real estate, owner-occupied	$7,269	$—	$—	$7,269	$—
Commercial real estate, investor-owned	694	—	—	694	—
Home equity	—	413	—	413	—
Total	$7,963	$413	$—	$8,376	$—
1 There were no collateral-dependent residential real estate mortgage loans in process of foreclosure or in substance repossessed at June 30, 2022 or December 31, 2021. The weighted average loan-to-value of collateral dependent loans was approximately 67% at both June 30, 2022 and December 31, 2021.

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
Page-20

•The borrower is no longer considered to be in financial difficulty;
•Performance on the loan is reasonably assured; and
•Existing loan did not have any forgiveness of principal or interest.

There were no loans removed from TDR designation during the six months ended June 30, 2022 and 2021.

In accordance with section 4013 of the CARES Act, subsequently amended by section 541 of the 2020 Economic Aid Act, we elected to apply the temporary accounting relief provisions for loan modifications that met certain criteria, which would otherwise be designated as TDRs under existing GAAP. As of June 30, 2022, two borrowing relationships with three loans totaling $23.6 million were continuing to benefit from payment relief. The weighted average loan-to-value ratio of the remaining payment relief loans was approximately 44%. We accrue and recognize interest income on loans under payment relief based on the original contractual interest rates. When payments resume at the end of the relief period, the payments will generally be applied to accrued interest due until accrued interest is fully paid. We will continue to work closely with both of these clients and monitor their performance.

The following table summarizes the amortized cost of TDR loans by loan class as of June 30, 2022 and December 31, 2021.

(in thousands)	June 30, 2022	December 31, 2021
Commercial and industrial	$1,178	$1,183
Commercial real estate, owner-occupied	7,141	7,155
Commercial real estate, investor-owned	170	179
Home equity	479	386
Installment and other consumer	571	607
Total [1]	$9,539	$9,510
1 TDR loans on non-accrual status totaled $7.4 million at both June 30, 2022 and December 31, 2021. Unfunded commitments for TDR loans totaled $241 thousand and $441 thousand as of June 30, 2022 and December 31, 2021, respectively.

There was one loan modified in a TDR during the three and six months ended June 30, 2022 with a pre- and post-modification and end of period amortized cost of $100 thousand, and no loans modified in a TDR during the three and six months ended June 30, 2021. The modification in the second quarter of 2022 included a maturity date extension and interest rate concession. During the three and six months ended June 30, 2022 and 2021, there were no defaults on loans that had been modified in a TDR within the prior twelve-month period. We report defaulted TDRs based on a payment default definition of more than ninety days past due.

Allowance for Credit Losses on Loans Rollforward

The following table discloses activity in the allowance for credit losses on loans for the periods presented.

Allowance for Credit Losses on Loans Rollforward
(in thousands)	Commercial and industrial	Commercial real estate, owner-occupied	Commercial real estate, investor-owned	Construction	Home equity	Other residential	Installment and other consumer	Unallocated	Total
Three months ended June 30, 2022
Beginning balance	$1,784	$2,622	$12,301	$1,717	$549	$628	$641	$2,305	$22,547
(Reversal) Provision	(89)	(5)	138	12	(19)	(43)	112	(106)	—
Charge-offs	—	—	—	—	—	—	(20)	—	(20)
Recoveries	4	—	—	8	—	—	—	—	12
Ending balance	$1,699	$2,617	$12,439	$1,737	$530	$585	$733	$2,199	$22,539
Three months ended June 30, 2021
Beginning balance	$1,654	$2,304	$10,856	$1,312	$520	$757	$255	$2,300	$19,958
(Reversal) Provision	(68)	(267)	(95)	(178)	(158)	(144)	(17)	7	(920)
Charge-offs	—	—	—	—	—	—	—	—	—
Recoveries	4	—	—	8	50	—	—	—	62
Ending balance	$1,590	$2,037	$10,761	$1,142	$412	$613	$238	$2,307	$19,100
Page-21

Allowance for Credit Losses on Loans Rollforward
(in thousands)	Commercial and industrial	Commercial real estate, owner-occupied	Commercial real estate, investor	Construction	Home equity	Other residential	Installment and other consumer	Unallocated	Total
Six months ended June 30, 2022
Beginning balance	$1,709	$2,776	$12,739	$1,653	$595	$644	$621	$2,286	$23,023
(Reversal) Provision	(17)	(159)	(300)	68	(65)	(59)	134	(87)	(485)
Charge-offs	—	—	—	—	—	—	(22)	—	(22)
Recoveries	7	—	—	16	—	—	—	—	23
Ending balance	$1,699	$2,617	$12,439	$1,737	$530	$585	$733	$2,199	$22,539
Six months ended June 30, 2021
Beginning balance	$2,530	$2,778	$12,682	$1,557	$738	$998	$291	$1,300	$22,874
(Reversal) Provision	(947)	(741)	(1,921)	(433)	(376)	(385)	(53)	1,007	(3,849)
Charge-offs	—	—	—	—	—	—	—	—	—
Recoveries	7	—	—	18	50	—	—	—	75
Ending balance	$1,590	$2,037	$10,761	$1,142	$412	$613	$238	$2,307	$19,100

Pledged Loans

Our FHLB line of credit is secured under terms of a blanket collateral agreement by a pledge of certain qualifying loans with unpaid principal balances of $1.293 billion and $1.330 billion at June 30, 2022 and December 31, 2021, respectively. In addition, we pledge eligible TIC loans, which totaled $102.6 million and $106.2 million at June 30, 2022 and December 31, 2021, respectively, to secure our borrowing capacity with the Federal Reserve Bank ("FRB"). For additional information, see Note 6, Borrowings.

Related Party Loans

The Bank has, and expects to have in the future, banking transactions in the ordinary course of its business with directors, officers, principal shareholders and their businesses or associates. These transactions, including loans, are granted on substantially the same terms, including interest rates and collateral on loans, as those prevailing at the same time for comparable transactions with persons not related to us. Likewise, these transactions do not involve more than the normal risk of collectability or present other unfavorable features. Related party loans totaled $6.6 million at June 30, 2022 and $7.9 million at December 31, 2021. In addition, undisbursed commitments to related parties totaled $562 thousand at June 30, 2022 and $8.6 million at December 31, 2021. The decreases in both the outstanding amount and undisbursed commitment as of June 30, 2022 were primarily due to a Director retirement in the first quarter.

Note 6: Borrowings and Other Obligations

Federal Funds Purchased – The Bank had unsecured available lines of credit with correspondent banks for overnight borrowings totaling $150.0 million at June 30, 2022 and December 31, 2021.  In general, interest rates on these lines approximate the federal funds target rate. We had no overnight borrowings under these credit facilities at June 30, 2022 or December 31, 2021.

Federal Home Loan Bank Borrowings – As of June 30, 2022 and December 31, 2021, the Bank had available lines of credit with the FHLB totaling $762.6 million and $820.5 million, respectively, based on eligible collateral of certain loans. There were no FHLB overnight borrowings at June 30, 2022 or December 31, 2021.

Federal Reserve Line of Credit – The Bank has an available line of credit with the Federal Reserve Bank of San Francisco ("FRBSF") secured by certain residential loans.  At June 30, 2022 and December 31, 2021, the Bank had borrowing capacity under this line totaling $57.3 million and $70.8 million, respectively, and had no outstanding borrowings with the FRBSF.

Subordinated Debenture – As part of an acquisition in 2013, Bancorp assumed a subordinated debenture with a contractual balance of $4.1 million due to NorCal Community Bancorp Trust II (the "Trust"), established for the sole purpose of issuing trust preferred securities. On March 15, 2021, Bancorp redeemed in full the $2.8 million (book value) subordinated debenture due to the Trust, which had a 251.5% effective rate for the first six months of 2021, and included accelerated accretion of the $1.3 million remaining purchase discount due to the early redemption.
Page-22

Other Obligations – Finance lease liabilities totaling $356 thousand and $419 thousand at June 30, 2022 and December 31, 2021, respectively, are included in borrowings and other obligations in the consolidated statements of condition. See Note 8, Commitments and Contingencies, for additional information.

Note 7:  Stockholders' Equity

Dividends

On July 22, 2022, Bancorp declared a $0.25 per share cash dividend, payable on August 12, 2022 to shareholders of record at the close of business on August 5, 2022.

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

Stock options and restricted stock may be net settled in a cashless exercise by a reduction in the number of shares otherwise deliverable upon exercise or vesting in satisfaction of the exercise payment and/or applicable tax withholding requirements. During the six months ended June 30, 2022, we withheld 10,208 shares totaling $351 thousand at a weighted-average price of $34.38 for cashless exercises. During the six months ended June 30, 2021, we withheld 27,547 shares totaling $1.1 million at a weighted-average price of $38.87 for cashless exercises. Shares withheld under net settlement arrangements are available for future grants.

Share Repurchase Program

Bancorp has an approved share repurchase program with $34.7 million outstanding. The last activity under the program was in the first quarter of 2022. Bancorp repurchased 23,275 shares totaling $877 thousand in the first half of 2022. Cumulative shares repurchased under the current program totaled 618,991 shares as of June 30, 2022 at an average price of $36.04 per share. Bancorp continues to evaluate the resumption of share repurchases in the context of other capital and strategic initiatives.
Page-23

Note 8:  Commitments and Contingent Liabilities

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

The contractual amount of unfunded loan commitments and standby letters of credit not reflected in the consolidated statements of condition are as follows:

(in thousands)	June 30, 2022	December 31, 2021
Commercial lines of credit	$318,400	$330,234
Revolving home equity lines	212,208	210,938
Undisbursed construction loans	48,671	78,381
Personal and other lines of credit	11,044	11,001
Standby letters of credit	2,150	3,657
Total commitments and standby letters of credit	$592,473	$634,211

We record an allowance for credit losses on unfunded loan commitments at the balance sheet date based on estimates of the probability that these commitments will be drawn upon according to historical utilization experience of the different types of commitments and expected loss rates determined for pooled funded loans. The allowance for credit losses on unfunded commitments totaled $1.5 million and $1.8 million as of June 30, 2022 and December 31, 2021, respectively, which is included in interest payable and other liabilities in the consolidated statements of condition. There was no adjustment to the allowance for credit losses on unfunded commitments for the second quarter of 2022, compared to a reversal of $612 thousand for the second quarter of 2021. This compares to year-to-date reversals of $318 thousand and $1.2 million in the six months ended June 30, 2022 and 2021 respectively, due to improved economic forecasts at the time.

Leases

We lease premises under long-term non-cancelable operating leases with remaining terms of 5 months to 10 years, most of which include escalation clauses and one or more options to extend the lease term, and some of which contain lease termination clauses. Lease terms may include certain renewal options that were considered reasonably certain to be exercised.

We lease certain equipment under finance leases with initial terms of 3 years to 5 years. The equipment finance leases do not contain renewal options, bargain purchase options or residual value guarantees.

Page-24

The following table shows the balances of operating and finance lease right-of-use assets and lease liabilities.

(in thousands)	June 30, 2022	December 31, 2021
Operating leases:
Operating lease right-of-use assets	$22,353	$23,604
Operating lease liabilities	$24,117	$25,429
Finance leases:
Finance lease right-of-use assets	$499	$499
Accumulated amortization	(155)	(93)
Finance lease right-of-use assets, net[1]	$344	$406
Finance lease liabilities[2]	$356	$419
[1] Included in premises and equipment in the consolidated statements of condition.
[2] Included in borrowings and other obligations in the consolidated statements of condition.

The following table shows supplemental disclosures of noncash investing and financing activities for the periods presented.

	Six months ended
(in thousands)	June 30, 2022	June 30, 2021
Right-of-use assets obtained in exchange for operating lease liabilities	$1,124	$—
Right-of-use assets obtained in exchange for finance lease liabilities	$—	$412

The following table shows components of operating and finance lease cost.

	Three months ended		Six months ended
(in thousands)	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Operating lease cost	$1,295	$1,164	$2,579	$2,328
Variable lease cost	—	—	—	—
Total operating lease cost[1]	$1,295	$1,164	$2,579	$2,328
Finance lease cost:
Amortization of right-of-use assets[2]	$31	$7	$62	$34
Interest on finance lease liabilities[3]	—	—	1	—
Total finance lease cost	$31	$7	$63	$34
Total lease cost	$1,326	$1,171	$2,642	$2,362
[1] Included in occupancy and equipment expense in the consolidated statements of comprehensive income.
[2] Included in depreciation and amortization in the consolidated statements of comprehensive income.
[3] Included in interest on borrowings and other obligations in the consolidated statements of comprehensive income.
The following table shows the future minimum lease payments, weighted average remaining lease terms, and weighted average discount rates under operating and finance lease arrangements as of June 30, 2022. Total minimum lease payments do not include obligations of approximately $1.7 million for an operating lease agreement related to a retail branch location that is expected to commence in the third quarter of 2022. The discount rates used to calculate the present value of lease liabilities were based on the collateralized FHLB borrowing rates that were commensurate with lease terms and minimum payments on the later of the date we adopted the new lease accounting standards or lease commencement date.

(in thousands)	June 30, 2022
Year	Operating Leases	Finance Leases
2022	$2,701	$62
2023	4,745	117
2024	3,837	113
2025	3,327	67
2026	2,535	—
Thereafter	8,467	—
Total minimum lease payments	25,612	359
Amounts representing interest (present value discount)	(1,495)	(3)
Present value of net minimum lease payments (lease liability)	$24,117	$356
Weighted average remaining term (in years)	6.7	3.0
Weighted average discount rate	1.68%	0.59%
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

In 2012, Visa reached a $4.0 billion interchange multidistrict litigation class settlement agreement with plaintiffs representing a class of U.S. retailers. During the three months ended June 30, 2022, Visa deposited an additional $600 million into the litigation escrow account to address claims of certain merchants who opted out of the Amended Settlement Agreement for a balance of $1.5 billion. Combined with funds previously deposited with the court, these funds are expected to cover the settlement payment obligations.

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

As of June 30, 2022, we had four interest rate swap agreements, which are scheduled to mature in June 2031, October 2031, July 2032, and October 2037. All of our derivatives are accounted for as fair value hedges. The notional amounts of the interest rate contracts are equal to the notional amounts of the hedged loans. Our interest rate swap payments are settled monthly with counterparties. Accrued interest on the swaps totaled $5 thousand at June 30, 2022 and $11 thousand at December 31, 2021. Information on our derivatives follows:
Page-26

	Asset Derivatives		Liability Derivatives
(in thousands)	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021
Fair value hedges:
Interest rate contracts notional amount	$5,616	$—	$6,929	$13,037
Interest rate contracts fair value[1]	$206	$—	$104	$1,085
1 See Note 3, Fair Value of Assets and Liabilities, for valuation methodology.

The following table presents the carrying amount and associated cumulative basis adjustment related to the application of fair value hedge accounting that is included in the carrying amount of hedged assets as of June 30, 2022 and December 31, 2021.

	Carrying Amounts of Hedged Assets		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Loans
(in thousands)	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021
Loans	$12,305	$13,976	$(241)	$939

The following table presents the net losses recognized in interest income on loans on the consolidated statements of comprehensive income related to our derivatives designated as fair value hedges.

	Three months ended		Six months ended
(in thousands)	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Interest and fees on loans [1]	$23,334	$21,429	$47,011	$42,090
Increase (decrease) in fair value of designated interest rate swaps due to LIBOR interest rate movements	$430	$(170)	$1,187	$549
Payment on interest rate swaps	(65)	(93)	(150)	(185)
Decrease (increase) in fair value hedging adjustment of hedged loans	(428)	177	(1,180)	(537)
Decrease in value of yield maintenance agreement	(2)	(2)	(5)	(6)
Net losses on fair value hedging relationships recognized in interest income	$(65)	$(88)	$(148)	$(179)
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

Offsetting of Financial Assets and Derivative Assets
		Gross Amounts	Net Amounts of	Gross Amounts Not Offset in
	Gross Amounts	Offset in the	Assets Presented	the Statements of Condition
	of Recognized	Statements of	in the Statements	Financial	Cash Collateral
(in thousands)	Assets	Condition	of Condition	Instruments	Received	Net Amount
June 30, 2022
Derivatives by Counterparty:
Counterparty A	$206	$—	$206	$(206)	$—	$—
December 31, 2021
Derivatives by Counterparty:
Counterparty A	$—	$—	$—	$—	$—	$—
Page-27

Offsetting of Financial Liabilities and Derivative Liabilities
		Gross Amounts	Net Amounts of	Gross Amounts Not Offset in
	Gross Amounts	Offset in the	Liabilities Presented	the Statements of Condition
	of Recognized	Statements of	in the Statements	Financial	Cash Collateral
(in thousands)	Liabilities[1]	Condition	of Condition[1]	Instruments	Pledged	Net Amount
June 30, 2022
Derivatives by Counterparty:
Counterparty A	$104	$—	$104	$(206)	$102	$—
December 31, 2021
Derivatives by Counterparty:
Counterparty A	$1,085	$—	$1,085	$—	$(1,085)	$—
1 Amounts exclude accrued interest on swaps.
For more information on how we account for our interest rate swaps, refer to Note 1 to the Consolidated Financial Statements included in our 2021 Form 10-K filed with the SEC on March 15, 2022.

Note 10: Merger

Bancorp completed its merger and acquired all assets and assumed all liabilities of American River Bankshares on August 6, 2021. The Merger expanded Bank of Marin's presence throughout the Greater Sacramento, Amador and Sonoma County Regions where ARB had ten branches. The Merger added $297.8 million in investment securities, $419.4 million in loans and $790.0 million in deposits to Bank of Marin as of the merger date. Bancorp accounted for the Merger as a business combination under the acquisition method of accounting. The assets acquired and liabilities assumed, both tangible and intangible, were recorded at their fair values as of the merger date in accordance with ASC 805, Business Combinations.

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

The core deposit intangible ("CDI") represents the estimated future benefits of acquired deposits and is recorded separately from the related deposits. We recorded a core deposit intangible asset of $3.9 million related to the ARB merger, of which $179 thousand and $363 thousand, respectively, were amortized in the three and six month periods ended June 30, 2022. No amortization was recognized in the comparable periods of 2021. The CDI is amortized on an accelerated basis over an estimated ten-year life and is evaluated periodically for impairment. No impairment loss was recognized as of June 30, 2022.

Merger-related one time and conversion costs are recognized as incurred and continue until all systems have been converted and operational functions are fully integrated. Bancorp's merger-related costs reflected in the consolidated statements of comprehensive income are summarized in the following table.

	Three months ended		Six months ended
(in thousands, unaudited)	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Personnel and severance	$58	$—	$393	$—
Professional services	—	201	67	201
Data processing	29	—	77	—
Other expense	224	16	321	16
Total merger-related one-time and conversion costs	$311	$217	$858	$217
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

In November 2020, the SEC issued Final Rule 33-10890, Management’s Discussion and Analysis, Selected Financial Data and Supplementary Financial Information, which modernized and simplified certain disclosure requirements of Regulation S-K. The update to Item 303 of Regulation S-K related to interim period disclosures beginning with the first quarter of 2022 allows registrants to compare the results of the most recently completed quarter to the results of either the immediately preceding quarter or the corresponding quarter of the preceding year. Management believes that comparing current quarter results to those of the immediately preceding quarter is more useful in identifying current business trends and provides a more meaningful comparison. Accordingly, we have compared the results for the three months ended June 30, 2022 and March 31, 2022 throughout the Management's Discussion and Analysis sections, where applicable.

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

Forward-looking statements are based on management's current expectations regarding economic, legislative, and regulatory issues that may impact Bancorp's earnings in future periods. Factors that could cause future results to vary materially from current management expectations include, but are not limited to, general economic conditions and the economic uncertainty in the United States and abroad, including economic or other disruptions to financial markets caused by acts of terrorism, war or other conflicts such as Russia's military action in Ukraine, impacts from inflation, supply change disruptions, changes in interest rates (including the actions taken by the Federal Reserve to control inflation), California's unemployment rate, deposit flows, real estate values, and expected future cash flows on loans and securities; costs or effects of acquisitions; competition; changes in accounting principles, policies or guidelines; changes in legislation or regulation; natural disasters (such as wildfires and earthquakes in our area); adverse weather conditions; interruptions of utility service in our markets for sustained periods; and other economic, competitive, governmental, regulatory and technological factors (including external fraud and cybersecurity threats) affecting our operations, pricing, products and services; and successful integration of acquisitions.

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

Executive Summary
We generated record net income for the second quarter of 2022 totaled $11.1 million, compared to $10.5 million in the first quarter of 2022. Diluted earnings per share were $0.69 in the second quarter of 2022, compared to $0.66 in the immediately preceding quarter. Earnings for the first six months of 2022 totaled $21.5 million, compared to $18.2 million in the same period last year. Diluted earnings per share were $1.35 and $1.37 in the first six months of 2022 and 2021, respectively. All periods of earnings presented were impacted by the costs associated with our most recent acquisition, the details of which are discussed throughout this report. In particular, diluted earnings per share for the first half of 2022 would have increased by one cent per share over 2021 without those costs.

The following are highlights of our operating and financial performance for the periods presented:

•Return on assets of 1.03% and return on equity of 10.74% for the three months ended June 30, 2022, would have been 1.05% and 10.95%, respectively, without one-time and conversion costs related to the 2021 merger with American River Bankshares ("ARB"). That compares to 0.98% and 9.61% (GAAP) and 1.01% and 9.96% (non-GAAP), respectively, for the three months ended March 31, 2022. As shown in the reconciliation of GAAP to non-GAAP financial measures on page 35, merger-related costs reduced net income by $219 thousand, net of taxes, or $0.02 per share in the second quarter.

•The second quarter tax-equivalent net interest margin improved 9 basis points over the preceding quarter despite the 7 basis point drag of declining PPP loan fee recognition. Rising interest rates had a positive impact on the Bank's asset sensitive portfolio, as did the deployment of excess cash into securities and flat deposit costs.

•Deposits increased by $22.1 million to $3.831 billion at June 30, 2022, compared to $3.809 billion at December 31, 2021. Non-interest bearing deposits made up 53% of total deposits as of June 30, 2022 versus 50% as of December 31, 2021, representing one of the strongest deposit franchises among peers. The cost of average deposits in the second quarter of 2022 was 0.06%, unchanged from the preceding quarter. The cost of average deposits in the first half of 2022 was 0.06%, a decrease from 0.07% in the first half of prior year.

•Loan balances of $2.163 billion at June 30, 2022 reflected record second quarter originations of $102.2 million and first half of the year originations of $152.0 million. While our production was strong and more than double the first half of 2021, total loans decreased modestly from December 31, 2021 balances driven by payoffs including expected construction project completions, borrowers' sales of underlying real estate and business assets, PPP loan payoffs, and third-party refinancing of acquired loans outside the Bank's credit risk appetite.

•Credit quality remains strong, with non-accrual loans representing 0.37% of total loans as of June 30, 2022, and December 31, 2021. There was not a significant change in classified loans. There was no provision made to the allowance for credit losses on loans or to the allowance for credit losses on unfunded loan commitments this quarter as an improvement in the California unemployment rate forecast decreased the quantitative portion of estimated credit losses while ongoing supply chain issues, inflation and recession risks increased qualitative factors. The preceding quarter's provision reversals were due primarily to the improved economic forecast at the time.

Page-30

•Our declining efficiency ratios quarter-over-quarter and year-over-year are a testament to the improved operating leverage attained through the ARB acquisition. The efficiency ratios of 55.73% for the second quarter and 57.40% year-to-date compare to 59.13% and 61.43% for the first quarter of 2022 and year to date 2021, respectively. Changes from the prior quarter were primarily visible in salaries, benefits and professional services expenses.

•All capital ratios were above well-capitalized regulatory requirements. The total risk-based capital ratio for Bancorp was 14.7% at June 30, 2022, compared to 14.6% at December 31, 2021. Bancorp's tangible common equity to tangible assets was 7.8% at June 30, 2022, compared to 8.8% at December 31, 2021 (refer to footnote 4 on page 36 for a discussion of this non-GAAP financial measure). The total risk-based capital ratio for the Bank was 14.2% at June 30, 2022, compared to 14.4% at December 31, 2021. The Bank's tangible common equity to tangible assets was 7.5% at June 30, 2022, compared to 8.6% at December 31, 2021. Declines in the Bank's and Bancorp's tangible common equity and book value per share were primarily related to an increase in after-tax unrealized losses on available-for-sale securities associated with interest rate increases during 2022.

•Given the strength and durability of the Bank's financial performance, the Board of Directors declared a cash dividend of $0.25 per share, an increase from $0.24 per share in the prior quarter, on July 22, 2022, which represents the 69th consecutive quarterly dividend paid by Bancorp. The dividend is payable on August 12, 2022, to shareholders of record at the close of business on August 5, 2022.

Page-31

Statement Regarding use of Non-GAAP Financial Measures
In this Form 10-Q, Bancorp's financial results are presented in accordance with GAAP and with reference to certain non-GAAP financial measures. Management believes that presentation of operating results using non-GAAP financial measures provides useful supplemental information to investors and facilitates the analysis of Bancorp's operating results and comparison of operating results across reporting periods. Management also uses non-GAAP financial measures to establish budgets and manage Bancorp's business. A reconciliation of the GAAP financial measures to comparable non-GAAP financial measures is presented below.

Reconciliation of GAAP and Non-GAAP Financial Measures

	Three months ended		Six months ended
(in thousands, unaudited)	June 30, 2022	March 31, 2022	June 30, 2022	June 30, 2021
Net income
Net income (GAAP)	$11,066	$10,465	$21,531	$18,232
Merger-related one-time and conversion costs:
Personnel and severance	58	335	393	—
Professional services	—	67	67	201
Data processing	29	48	77	—
Other	224	97	321	16
Total merger costs before tax benefits	311	547	858	217
Income tax benefit of merger-related expenses	(92)	(162)	(254)	(17)
Total merger-related one-time and conversion costs, net of tax benefits	219	385	604	200
Comparable net income (non-GAAP)	$11,285	$10,850	$22,135	$18,432
Diluted earnings per share
Weighted average diluted shares	15,955	15,946	15,950	13,316
Diluted earnings per share (GAAP)	$0.69	$0.66	$1.35	$1.37
Merger-related one-time and conversion costs, net of tax benefits	0.02	0.02	0.04	0.01
Comparable diluted earnings per share (non-GAAP)	$0.71	$0.68	$1.39	$1.38
Return on average assets
Average assets	$4,312,919	$4,345,258	$4,328,999	$3,044,933
Return on average assets (GAAP)	1.03%	0.98%	1.00%	1.21%
Comparable return on average assets (non-GAAP)	1.05%	1.01%	1.03%	1.22%
Return on average equity
Average stockholders' equity	$413,271	$441,626	$427,370	$351,227
Return on average equity (GAAP)	10.74%	9.61%	10.16%	10.47%
Comparable return on average equity (non-GAAP)	10.95%	9.96%	10.44%	10.58%
Efficiency ratio
Non-interest expense (GAAP)	$18,906	$19,375	$38,281	$30,968
Merger-related expenses	(311)	(547)	(858)	(217)
Non-interest expense (non-GAAP)	$18,595	$18,828	$37,423	$30,751
Net interest income	$31,197	$29,898	$61,095	$46,565
Non-interest income	$2,728	$2,867	$5,595	$3,848
Efficiency ratio (GAAP)	55.73%	59.13%	57.40%	61.43%
Comparable efficiency ratio (non-GAAP)	54.81%	57.46%	56.11%	61.00%
Page-32

RESULTS OF OPERATIONS

Highlights of the financial results are presented in the following tables:

	Three months ended		Six months ended
(dollars in thousands, except per share data)	June 30, 2022	March 31, 2022	June 30, 2022	June 30, 2021
Selected operating data:
Net interest income	$31,197	$29,898	$61,095	$46,565
Reversal of credit losses on loans	—	(485)	(485)	(3,849)
Reversal of credit losses on unfunded loan commitments	—	(318)	(318)	(1,202)
Non-interest income	2,728	2,867	5,595	3,848
Non-interest expense	18,906	19,375	38,281	30,968
Net income	11,066	10,465	21,531	18,232
Net income per common share:
Basic	$0.70	$0.66	$1.35	$1.38
Diluted	$0.69	$0.66	$1.35	$1.37
Performance and other financial ratios:
Return on average assets	1.03%	0.98%	1.00%	1.21%
Return on average equity	10.74%	9.61%	10.16%	10.47%
Tax-equivalent net interest margin [1]	3.05%	2.96%	3.01%	3.28%
Cost of deposits	0.06%	0.06%	0.06%	0.07%
Efficiency ratio	55.73%	59.13%	57.40%	61.43%
Net charge-offs (recoveries)	$8	$(9)	$(1)	$(75)
Cash dividend payout ratio on common stock [2]	34.29%	36.36%	35.56%	33.33%

(dollars in thousands, except per share data)	June 30, 2022	December 31, 2021
Selected financial condition data:
Total assets	$4,326,904	$4,314,209
Loans, net	2,140,093	2,232,622
Deposits	3,830,670	3,808,550
Borrowings and other obligations	356	419
Stockholders' equity	409,573	450,368
Book value per share	25.58	28.27
Asset quality ratios:
Allowance for credit losses on loans to total loans	1.04%	1.02%
Allowance for credit losses on loans to total loans, excluding SBA PPP loans [3]	1.05%	1.07%
Allowance for credit losses on loans to non-performing loans	2.81x	2.75x
Non-accrual loans to total loans	0.37%	0.37%
Capital ratios:
Equity to total assets ratio	9.47%	10.44%
Tangible common equity to tangible assets [4]	7.79%	8.76%
Total capital (to risk-weighted assets)	14.67%	14.58%
Tier 1 capital (to risk-weighted assets)	13.84%	13.70%
Tier 1 capital (to average assets)	9.07%	8.85%
Common equity Tier 1 capital (to risk weighted assets)	13.84%	13.70%
[1] Tax-equivalent net interest margin is computed by dividing taxable equivalent net interest income, which is adjusted for taxable equivalent income on tax-exempt loans and securities based on Federal statutory rate of 21 percent, by total average interest-earning assets.

[2] Calculated as dividends on common shares divided by basic net income per common share.

[3] The allowance for credit losses on loans to total loans, excluding SBA-guaranteed PPP loans, is considered a meaningful non-GAAP financial measure, as it represents only those loans that were considered in the calculation of the allowance for credit losses on loans. SBA PPP loans at June 30, 2022 and December 31, 2021 totaled $17.0 million and $111.2 million, respectively.

[4] Tangible common equity to tangible assets is considered to be a meaningful non-GAAP financial measure of capital adequacy and is useful for investors to assess Bancorp's ability to absorb potential losses. Tangible common equity of $331 million and $371 million at June 30, 2022 and December 31, 2021, respectively, includes common stock, retained earnings and unrealized gains (losses) on available-for sale securities, net of tax, less goodwill and intangible assets. Tangible assets exclude goodwill and intangible assets of $78.6 million and $79.4 million at June 30, 2022 and December 31, 2021, respectively.

Page-33

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

	Three months ended			Three months ended
	June 30, 2022			March 31, 2022
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Interest-earning deposits with banks [1]	$95,326	$180	0.75%	$231,555	$106	0.18%
Investment securities [2,3]	1,807,710	8,469	1.87%	1,626,537	6,871	1.69%
Loans [1,3,4]	2,194,810	23,522	4.24%	2,227,495	23,881	4.29%
Total interest-earning assets [1]	4,097,846	32,171	3.11%	4,085,587	30,858	3.09%
Cash and non-interest-bearing due from banks	56,408			69,019
Bank premises and equipment, net	7,182			7,430
Interest receivable and other assets, net	151,483			183,222
Total assets	$4,312,919			$4,345,258
Liabilities and Stockholders' Equity
Interest-bearing transaction accounts	$300,258	$53	0.07%	$295,183	$56	0.08%
Savings accounts	343,338	32	0.04%	343,327	29	0.03%
Money market accounts	1,076,912	438	0.16%	1,122,215	478	0.17%
Time accounts including CDARS	144,432	67	0.19%	147,707	14	0.04%
Borrowings and other obligations [1]	370	—	0.61%	399	1	0.62%
Subordinated debenture [1,5]	—	—	—%	—	—	—%
Total interest-bearing liabilities	1,865,310	590	0.13%	1,908,831	578	0.12%
Demand accounts	1,984,629			1,942,804
Interest payable and other liabilities	49,709			51,997
Stockholders' equity	413,271			441,626
Total liabilities & stockholders' equity	$4,312,919			$4,345,258
Tax-equivalent net interest income/margin [1]		$31,581	3.05%		$30,280	2.96%
Reported net interest income/margin [1]		$31,197	3.01%		$29,898	2.93%
Tax-equivalent net interest rate spread			2.98%			2.90%

Page-34

	Six months ended			Six months ended
	June 30, 2022			June 30, 2021
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
(in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Interest-earning deposits with banks [1]	$163,064	$286	0.35%	$179,846	$96	0.11%
Investment securities [2,3]	1,717,624	15,340	1.79%	601,498	6,948	2.31%
Loans [1,3,4]	2,211,062	47,403	4.26%	2,081,069	42,437	4.06%
Total interest-earning assets [1]	4,091,750	63,029	3.06%	2,862,413	49,481	3.44%
Cash and non-interest-bearing due from banks	62,679			45,059
Bank premises and equipment, net	7,305			4,786
Interest receivable and other assets, net	167,265			132,675
Total assets	$4,328,999			$3,044,933
Liabilities and Stockholders' Equity
Interest-bearing transaction accounts	$297,734	$109	0.07%	$170,943	$78	0.09%
Savings accounts	343,333	61	0.04%	220,946	40	0.04%
Money market accounts	1,099,439	916	0.17%	719,769	598	0.17%
Time accounts including CDARS	146,061	81	0.11%	95,849	177	0.37%
Borrowings and other obligations [1]	384	1	0.62%	50	—	1.46%
Subordinated debenture [1,5]	—	—	—%	1,076	1,361	251.54%
Total interest-bearing liabilities	1,886,951	1,168	0.12%	1,208,633	2,254	0.38%
Demand accounts	1,963,832			1,442,320
Interest payable and other liabilities	50,846			42,753
Stockholders' equity	427,370			351,227
Total liabilities & stockholders' equity	$4,328,999			$3,044,933
Tax-equivalent net interest income/margin [1]		$61,861	3.01%		$47,227	3.28%
Reported net interest income/margin [1]		$61,095	2.97%		$46,565	3.24%
Tax-equivalent net interest rate spread			2.94%			3.06%
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

Analysis of Changes in Net Interest Income

The following table presents the effects of changes in average balances (volume) or changes in average rates on tax-equivalent net interest income for the periods indicated. Volume variances are equal to the increase or decrease in average balances multiplied by prior period rates. Rate variances are equal to the increase or decrease in rates multiplied by prior period average balances. Mix variances are attributable to the change in yields or rates multiplied by the change in average balances, including one more day in the three months ended June 30, 2022 compared to March 31, 2022.
Page-35

	Three Months Ended June 30, 2022 Compared to Three Months Ended March 31, 2022				Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021
(in thousands)	Volume	Yield/Rate	Mix	Total	Volume	Yield/Rate	Mix	Total
Interest-earning deposits with banks	$(63)	$325	$(188)	$74	$(9)	$221	$(22)	$190
Investment securities [1]	765	749	84	1,598	12,893	(1,576)	(2,925)	8,392
Loans [1]	(350)	(271)	262	(359)	2,651	2,179	136	4,966
Total interest-earning assets	352	803	158	1,313	15,535	824	(2,811)	13,548
Interest-bearing transaction accounts	1	(4)	—	(3)	58	(15)	(12)	31
Savings accounts	—	3	—	3	22	(1)	—	21
Money market accounts	(19)	(27)	6	(40)	315	2	1	318
Time accounts, including CDARS	—	54	(1)	53	93	(124)	(65)	(96)
Borrowings and other obligations	—	—	(1)	(1)	—	—	1	1
Subordinated debenture [2]	—	—	—	—	—	(1,361)	—	(1,361)
Total interest-bearing liabilities	(18)	26	4	12	488	(1,499)	(75)	(1,086)
Changes in tax-equivalent net interest income	$370	$777	$154	$1,301	$15,047	$2,323	$(2,736)	$14,634
[1] Yields and interest income on tax-exempt securities and loans are presented on a taxable-equivalent basis using the federal statutory rate of 21%.
[2] Six months ended June 30, 2021 includes $1.3 million in accelerated discount accretion from the early redemption of our last subordinated debenture on March 15, 2021.
Second Quarter of 2022 Compared to the First Quarter of 2022

Net interest income totaled $31.2 million in the second quarter of 2022, compared to $29.9 million in the first quarter of 2022. The $1.3 million increase from the prior quarter was primarily attributable to higher average balances and yields on investment securities driving an increase of $1.6 million, quarter-over-quarter in investment interest income.
The tax-equivalent net interest margin was 3.05% in the second quarter of 2022, compared to 2.96% in the first quarter of 2022. The increase from the prior quarter was primarily due to continued deployment of cash into higher yielding investment securities and higher interest rates on non-PPP loans, partially offset by lower interest and fee income on PPP loans. Average yields on the investment portfolio increased from 1.69% in the first quarter of 2022 to 1.87% in the second quarter reflecting recent increases in market interest rates, and the average rate on gross loans increased 10 basis points, which excludes the impact of loan origination fees/costs and purchase discounts/premiums.

First Six Months of 2022 Compared to the First Six Months of 2021

Net interest income totaled $61.1 million for the six months ended June 30, 2022, compared to $46.6 million for the same period in the prior year. The $14.5 million increase from the prior year was primarily due to the larger investment portfolio generating an incremental $8.3 million, and $4.9 million related to higher balances and yields on the loan portfolio (net of a $3.7 million decrease in interest and fees on PPP loans). Additionally, 2021 included a $1.3 million accelerated discount from the early redemption of a subordinated debenture.

The tax-equivalent net interest margin was 3.01% in the six months ended June 30, 2022, compared to 3.28% in the same period in the prior year. The decrease was primarily attributed to a higher proportion of investment securities in the larger balance sheet associated with ARB's lower loan-to-deposit ratio and other deposit growth over the period. The decrease was partially offset by a shift to a higher percentage of non-PPP loans within the loan portfolio and the absence of trust preferred securities redemption that occurred in 2021.

Market Interest Rates

Market interest rates are, in part, based on the target federal funds interest rate (the interest rate banks charge each other for short-term borrowings) implemented by the Federal Reserve Open Market Committee ("FOMC").

In response to economic risks posed by the COVID-19 pandemic, the FOMC made two emergency cuts totaling 150 basis points to the federal funds rate in March 2020. The federal funds target rate range resided between 0.0% and 0.25% after March 15, 2020 through the beginning of 2022, putting downward pressure on our asset yields and net interest margin through early 2022. In its March 16, 2022 meeting, the FOMC raised the target federal funds by 25 basis points followed by a 50 basis point increase on May 4, 2022. Continued evolving economic risks exacerbated by global economic contraction and international political unrest, have resulted in shortages of oil, other supply
Page-36

chain disruptions, and elevated inflation. In response, the FOMC increased the federal funds rate by 75 basis points twice effective June 16, 2022 and July 28, 2022 to a range of 2.25% - 2.50%. It is widely anticipated that additional increases in the target range will occur in 2022. Our net interest margin should benefit from a rising interest rate environment. See ITEM 3. Quantitative and Qualitative Disclosure about Market Risk for further information.

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

The following table shows the activity for the periods presented.

	Three months ended		Six months ended
(dollars in thousands)	June 30, 2022	March 31, 2022	June 30, 2022	June 30, 2021
Reversal of credit losses on loans	$—	$(485)	$(485)	$(3,849)

There was no provision made to the allowance for credit losses on loans in the second quarter. An improvement in the California unemployment rate forecast decreased the quantitative portion of estimated credit losses while ongoing supply chain issues, inflation and recession risks increased qualitative factors. The reversal of the allowance for credit losses on loans in the prior quarter primarily resulted from improved forecasted economic conditions at the time. The provision reversals in the six months ended June 30, 2021 were primarily due to improvements in the forecasted California unemployment rates at the time and decrease in non-PPP loan balances.

Loans designated special mention, which are not considered adversely classified, decreased year-to-date by $14.7 million to $58.6 million at June 30, 2022 from $73.3 million at December 31, 2021. The decrease was largely due to $22.3 million in upgrades to pass risk ratings because of the borrowers' improved financial condition, which was offset by $11.5 million in downgrades from pass to special mention. Additionally, there were $3.6 million in downgrades from special mention to substandard, and $908 thousand in paydowns and payoffs.

Classified assets (loans with risk ratings of substandard or doubtful) totaled $36.9 million at June 30, 2022, compared to $36.2 million at December 31, 2021. The $815 thousand increase was primarily related to $5.1 million in commercial loans to one borrowing relationship that were downgraded from special mention to substandard (comprised of $3.6 million as of December 31, 2021 and $1.5 million in additional advances in 2022) and the downgrade of two well-secured owner occupied commercial real estate loans totaling $2.3 million and two home equity loans totaling $128 thousand. Additionally, there were $5.2 million in upgrades to pass and $832 thousand in paydowns and payoffs. Classified loans also included one $106 thousand loan acquired from ARB with a doubtful risk rating as of June 30, 2022 and December 31, 2021, which is well-secured by real estate collateral.

The ratio of allowance for credit losses on loans to total loans was 1.04% and 1.02% at June 30, 2022 and December 31, 2021, respectively. Non-accrual loans decreased $358 thousand to $8.0 million, or 0.37% of total loans at June 30, 2022 from $8.4 million, or 0.37% of total loans at December 31, 2021.

For more information, refer to Note 5 to the consolidated financial statements in this Form 10-Q.

Page-37

Non-interest Income

The following table details the components of non-interest income.

	Three months ended		Amount Change	Percent Change
(dollars in thousands)	June 30, 2022	March 31, 2022
Wealth Management and Trust Services	$630	$600	$30	5.0%
Debit card interchange fees, net	531	505	26	5.1%
Service charges on deposit accounts	465	488	(23)	(4.7)%
Earnings on bank-owned life insurance, net	298	413	(115)	(27.8)%
Dividends on Federal Home Loan Bank stock	249	259	(10)	(3.9)%
Merchant interchange fees, net	149	140	9	6.4%
Other income	406	462	(56)	(12.1)%
Total non-interest income	$2,728	$2,867	$(139)	(4.8)%

	Six months ended		Amount Change	Percent Change
(dollars in thousands)	June 30, 2022	June 30, 2021
Wealth Management and Trust Services	$1,230	$1,018	$212	20.8%
Debit card interchange fees, net	1,036	785	251	32.0%
Service charges on deposit accounts	953	598	355	59.4%
Earnings on bank-owned life insurance, net	711	490	221	45.1%
Dividends on Federal Home Loan Bank stock	508	326	182	55.8%
Merchant interchange fees, net	289	118	171	144.9%
Other income	868	513	355	69.2%
Total non-interest income	$5,595	$3,848	$1,747	45.4%

Second Quarter of 2022 Compared to First Quarter of 2022

Non-interest income totaled $2.7 million in the second quarter of 2022, compared to $2.9 million in the preceding quarter. The $139.0 thousand decrease was primarily related to payments on bank-owned life insurance in the prior quarter.

First Six Months of 2022 Compared to the First Six Months of 2021

Non-interest income totaled $5.6 million in the six months ended June 30, 2022, compared to $3.8 million in the same period of the prior year. The $1.7 million improvement from the prior year period was evident in all categories and mostly attributable to increased activity associated with the ARB acquisition and higher Wealth Management and Trust Services income.

Non-interest Expense

The following table details the components of non-interest expense.

	Three months ended		Amount Change	Percent Change
(dollars in thousands)	June 30, 2022	March 31, 2022
Salaries and related benefits	$10,341	$11,548	$(1,207)	(10.5)%
Occupancy and equipment	1,894	1,909	(15)	(0.8)%
Data processing	1,199	1,277	(78)	(6.1)%
Professional services	665	913	(248)	(27.2)%
Information technology	468	478	(10)	(2.1)%
Depreciation and amortization	393	452	(59)	(13.1)%
Amortization of core deposit intangible	374	380	(6)	(1.6)%
Directors' expense	294	311	(17)	(5.5)%
Federal Deposit Insurance Corporation insurance	296	290	6	2.1%
Charitable contributions	511	45	466	1,035.6%
Other non-interest expense
Advertising	221	347	(126)	(36.3)%
Other expense	2,250	1,425	825	57.9%
Total other non-interest expense	2,471	1,772	699	39.4%
Total non-interest expense	$18,906	$19,375	$(469)	(2.4)%
Page-38

	Six months ended		Amount Change	Percent Change
(dollars in thousands)	June 30, 2022	June 30, 2021
Salaries and related benefits	$21,889	$18,096	$3,793	21.0%
Occupancy and equipment	3,803	3,502	301	8.6%
Data processing	2,476	1,639	837	51.1%
Professional services	1,578	1,849	(271)	(14.7)%
Information technology	946	609	337	55.3%
Depreciation and amortization	845	848	(3)	(0.4)%
Amortization of core deposit intangible	754	408	346	84.8%
Directors' expense	605	405	200	49.4%
Federal Deposit Insurance Corporation insurance	586	361	225	62.3%
Charitable contributions	556	493	63	12.8%
Other non-interest expense
Advertising	568	414	154	37.2%
Other expense	3,675	2,344	1,331	56.8%
Total other non-interest expense	4,243	2,758	1,485	53.8%
Total non-interest expense	$38,281	$30,968	$7,313	23.6%

Second Quarter of 2022 Compared to First Quarter of 2022

Non-interest expense totaled $18.9 million in the second quarter of 2022, compared to $19.4 million in the prior quarter. The decrease from the prior quarter was primarily due to a $1.2 million reduction in salaries and benefits after the completion of the acquisition-related conversion in March 2022 and 22 fewer full-time equivalent employees. Decreases were partially offset by a $466 thousand increase in charitable contributions in the quarter due to the annual distribution of grant funding related to the Bank's corporate giving program.

First Six Months of 2022 Compared to the First Six Months of 2021

Non-interest expense totaled $38.3 million in the six months ended June 30, 2022, compared to $31.0 million in the same period of prior year. The largest increases over prior year expenses came from salaries and related benefits, which rose $3.8 million due to increased numbers of employees in acquired branch and loan offices, regularly scheduled annual merit and related increases, and lower deferred loan origination costs (the first six months of 2021 included PPP round two origination activity). Higher expenses across most other categories reflect the acquisition, including one-time and conversion costs of $858 thousand, an increase in other data processing of $762 thousand, and an additional $346 thousand in amortization associated with the ARB core deposit intangible asset in the first half of 2022.

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

The provision for income taxes for the second quarter of 2022 totaled $4.0 million at an effective tax rate of 26.3%, compared to $3.7 million at an effective tax rate of 26.3% in the prior quarter. The provision for income taxes for the first half of 2022 totaled $7.7 million at an effective tax rate of 26.3%, compared to $6.3 million at an effective tax rate of 25.6% for the first half of 2021. The increase in the provision in the second quarter of 2022 reflected higher pre-tax income as compared to the prior quarter. The 70 basis point increase in the effective tax rate in the first half of 2022 as compared to the first half of 2021 was primarily due to a higher level of tax benefits in 2021 from the disqualifying dispositions of incentive stock options.

We file a consolidated return in the U.S. Federal tax jurisdiction and a combined return in the State of California tax jurisdiction. There were no ongoing federal or state income tax examinations at the issuance of this report. At June 30, 2022, neither the Bank nor Bancorp had accruals for interest nor penalties related to unrecognized tax benefits.

Page-39

FINANCIAL CONDITION SUMMARY

Cash, Cash Equivalents and Restricted Cash

Total cash, cash equivalents and restricted cash were $115.9 million at June 30, 2022, compared to $347.6 million at December 31, 2021. The $231.7 million decrease was primarily due to the deployment of funds into investment securities, as noted below. Cash and cash equivalents do not include $152.4 million and $173.1 million in temporary one-way sale transfers of deposits to third-party deposit networks as part of our liquidity management at June 30, 2022 and December 31, 2021, respectively.

Investment Securities

The investment securities portfolio totaled $1.825 billion at June 30, 2022, an increase of $314.9 million from December 31, 2021. The increase was primarily due to purchases of $492.5 million to deploy excess cash into interest earning assets in a more favorable interest rate environment in 2022, partially offset by paydowns, maturities and calls of $93.1 million. Additionally, the unrealized losses on available-for-sale securities increased $80.1 million as a result of higher interest rates in the first six months of 2022. In March 2022, we transferred $357.5 million securities at fair value from available-for-sale to held-to-maturity to reduce the effect of future rate increases on the available-for-sale portfolio mark-to-market, other comprehensive income and equity. See Note 4, Investment Securities, for additional information.

The following table summarizes our investment in obligations of state and political subdivisions at June 30, 2022 and December 31, 2021.

	June 30, 2022			December 31, 2021
(dollars in thousands)	Amortized Cost	Fair Value	% of Total State and Political Subdivisions	Amortized Cost	Fair Value	% of Total State and Political Subdivisions
Within California:
General obligation bonds	$25,997	$22,042	13.6%	$25,036	$25,020	14.2%
Revenue bonds	5,055	4,496	2.6	5,249	5,185	3.0
Tax allocation bonds	501	501	0.3	503	510	0.3
Total within California	31,553	27,039	16.5	30,788	30,715	17.5
Outside California:
General obligation bonds	131,479	118,110	68.8	117,278	121,303	66.5
Revenue bonds	28,035	23,659	14.7	28,146	29,272	16.0
Total outside California	159,514	141,769	83.5	145,424	150,575	82.5
Total obligations of state and political subdivisions	$191,067	$168,808	100.0%	$176,212	$181,290	100.0%
Percent of investment portfolio	10.2%	9.8%		11.7%	12.0%

Of the total investment in obligations of state and political subdivisions, the largest concentrations outside of California are in Texas (38.2%), Washington (15.0%) and Wisconsin (9.7%). Our investment in obligations issued by municipal issuers in Texas are either guaranteed by the AAA-rated Texas Permanent School Fund ("PSF") or backed by revenue sources from essential services (such as utilities and transportation). We have $6.0 million in obligations of Texas school district issuers having high concentrations in oil and gas industry taxpayers and all of them have credit guarantees from PSF.

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
Page-40

Loans

During the first six months of 2022, loans decreased by $93.0 million and totaled $2.163 billion at June 30, 2022, primarily due to $94.2 million in PPP loans being forgiven and paid off. New non-PPP related loan originations totaled $152.0 million in the first six months of 2022. Non-PPP loan payoffs were $159.1 million in the first six months of 2022, including construction project completions of $34.6 million. These payoffs also reflected borrowers' sales of underlying real estate and business assets and third-party refinancing of acquired loans outside the Bank's credit risk appetite.

As of June 30, 2022, there were 112 PPP loans outstanding totaling $17.0 million (net of $420 thousand in unrecognized fees and costs) compared to 368 loans outstanding December 31, 2021 for a total of $111.2 million (net of $2.5 million in unrecognized fees and costs). In the first half of 2022, Bank of Marin recognized $2.1 million in PPP fees, net of costs, compared to $4.3 million in the same period of 2021.

As of June 30, 2022, two borrowing relationships with three loans totaling $23.6 million were continuing to benefit from payment relief under the provisions of the 2020 CARES Act. We will continue to work closely with both of these clients and monitor their performance.

Liabilities

During the first six months of 2022, total liabilities increased by $53.5 million to $3.917 billion. Deposits increased $22.1 million in the first six months of 2022 to $3.831 billion. Non-interest bearing deposits increased $124.5 million while money market deposits decreased $103.5 million in the first six months of 2022, and was partially related to a large transfer to non-interest bearing deposits by a significant customer in preparation for withdrawals in early July consistent with that customer's normal business activity. Non-interest bearing deposits represented 53.1% of total deposits at June 30, 2022, compared to 50.2% at December 31, 2021. The average cost of deposits was 0.06% in the first half of 2022 compared to 0.07% in the same period of 2021. Additionally, as part of our liquidity management, the Bank maintained $152.4 million in deposits off-balance sheet with deposit networks at June 30, 2022, compared to $173.1 million at December 31, 2021.

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

Management reviews capital ratios on a regular basis and produces a five-year capital plan semi-annually to ensure that capital exceeds the prescribed regulatory minimums and is adequate to meet our anticipated future needs.  Stress tests are performed on capital ratios and include scenarios such as additional unrealized losses on the investment portfolio, additional deposit growth and potential share repurchases. For all periods presented, the Bank’s ratios exceed the regulatory definition of “well capitalized” under the regulatory framework for prompt corrective action and Bancorp’s ratios exceed the required minimum ratios to be considered a well-capitalized bank holding company. In addition, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action as of June 30, 2022. There are no conditions or events since that notification that management believes have changed the Bank’s categories and we expect the Bank to remain well capitalized for prompt corrective action purposes.

Page-41

The Bancorp’s and Bank’s capital adequacy ratios as of June 30, 2022 and December 31, 2021 are presented in the following tables.

Capital Ratios for Bancorp (dollars in thousands)	Actual Ratio		Adequately Capitalized Threshold			Ratio to be a Well Capitalized Bank Holding Company
June 30, 2022	Amount	Ratio	Amount		Ratio	Amount		Ratio
Total Capital (to risk-weighted assets)	$412,325	14.67%		$295,112	≥ 10.50%		$281,059	≥ 10.00%
Tier 1 Capital (to risk-weighted assets)	$389,091	13.84%		$238,900	≥ 8.50%		$224,847	≥ 8.00%
Tier 1 Capital (to average assets)	$389,091	9.07%		$171,628	≥ 4.00%		$214,535	≥ 5.00%
Common Equity Tier 1 (to risk-weighted assets)	$389,091	13.84%		$196,741	≥ 7.00%		$182,689	≥ 6.50%
December 31, 2021
Total Capital (to risk-weighted assets)	$397,101	14.58%	≥ $	286,035	≥ 10.50%	≥ $	272,414	≥ 10.00%
Tier 1 Capital (to risk-weighted assets)	$373,286	13.70%	≥ $	231,552	≥ 8.50%	≥ $	217,931	≥ 8.00%
Tier 1 Capital (to average assets)	$373,286	8.85%	≥ $	168,750	≥ 4.00%	≥ $	210,937	≥ 5.00%
Common Equity Tier 1 (to risk-weighted assets)	$373,286	13.70%	≥ $	190,690	≥ 7.00%	≥ $	177,069	≥ 6.50%

Capital Ratios for the Bank (dollars in thousands)	Actual Ratio		Adequately Capitalized Threshold			Ratio to be Well Capitalized under Prompt Corrective Action Provisions
June 30, 2022	Amount	Ratio	Amount		Ratio	Amount		Ratio
Total Capital (to risk-weighted assets)	$399,228	14.21%		$295,078	≥ 10.50%		$281,027	≥ 10.00%
Tier 1 Capital (to risk-weighted assets)	$375,994	13.38%		$238,873	≥ 8.50%		$224,822	≥ 8.00%
Tier 1 Capital (to average assets)	$375,994	8.76%		$171,618	≥ 4.00%		$214,523	≥ 5.00%
Common Equity Tier 1 (to risk-weighted assets)	$375,994	13.38%		$196,719	≥ 7.00%		$182,667	≥ 6.50%
December 31, 2021
Total Capital (to risk-weighted assets)	$390,924	14.35%	≥ $	286,009	≥ 10.50%	≥ $	272,390	≥ 10.00%
Tier 1 Capital (to risk-weighted assets)	$367,109	13.48%	≥ $	231,531	≥ 8.50%	≥ $	217,912	≥ 8.00%
Tier 1 Capital (to average assets)	$367,109	8.70%	≥ $	168,724	≥ 4.00%	≥ $	210,905	≥ 5.00%
Common Equity Tier 1 (to risk-weighted assets)	$367,109	13.48%	≥ $	190,673	≥ 7.00%	≥ $	177,053	≥ 6.50%

Liquidity and Capital Resources

The goal of liquidity management is to provide adequate funds to meet loan demand and to fund operating activities and deposit withdrawals. We accomplish this goal by maintaining an appropriate level of liquid assets and formal lines of credit with the FHLB, FRBSF and correspondent banks that enable us to borrow funds as discussed in Note 6 to the Consolidated Financial Statements in ITEM 1 of this report. Our Asset Liability Management Committee ("ALCO"), which is comprised of independent Bank directors and the Bank's Chief Executive Officer, is responsible for approving and monitoring our liquidity targets and strategies, which are subject to projection and stress testing over a two-year horizon. ALCO has adopted a contingency funding plan that provides early detection of potential liquidity issues in the market or the Bank and institutes prompt responses that may prevent or alleviate a potential liquidity crisis. Management monitors liquidity daily and regularly adjusts our position based on current and future liquidity needs. We also have relationships with third-party deposit networks and can adjust the placement of our deposits via reciprocal or one-way sales as part of our cash management strategy. We maintained $152.4 million in one-way-sale deposits off-balance sheet with deposit networks at June 30, 2022, compared to $173.1 million at December 31, 2021.

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
Page-42

convenience, rates paid to customers, and our financial strength. The cash cycles and unique business activities of some of our large commercial depositors may cause short-term fluctuations in their deposit balances held with us.

Our cash and cash equivalents decreased $231.7 million in the first six months of 2022. Significant uses of liquidity during 2022 were $452.2 million in investment securities purchased, $7.7 million in cash dividends paid on common stock to our shareholders, and $1.2 million in common stock repurchases. Refer to the Consolidated Statement of Cash Flows in this Form 10-Q for additional information on our sources and uses of liquidity. Management anticipates that our current strong liquidity position and core deposit base are adequate to fund our operations.

The most significant source of liquidity during the first six months of 2022 was proceeds from loans collected (net of loan originations) of $93.9 million, principal paydowns, maturities and calls of investment securities of $93.1 million, a net increase in deposits of $22.1 million (primarily related to $25 million of one-way sell deposits that was previously placed in third-party deposit networks being brought back on balance sheet), and $19.6 million in net cash provided by operating activities.

Undrawn credit commitments, as discussed in Note 8 to the Consolidated Financial Statements in this Form 10-Q, totaled $592.5 million at June 30, 2022. We expect to fund these commitments to the extent utilized primarily through the repayment of existing loans, deposit growth and liquid assets. Over the next twelve months, $107.5 million of time deposits will mature. We expect to replace these funds with new deposits or excess liquidity. Our emphasis on local deposits, combined with our liquid investment portfolio, provides a very stable funding base. While we had no borrowings under our credit facilities at June 30, 2022 or December 31, 2021, as discussed in Note 6 to the Consolidated Financial Statements in ITEM 1 of this report, the available credit lines with FHLB and FRB SF have declined by $71.4 million from December 30, 2021 to June 30, 2022, primarily because the rising market interest rates in the first half of 2022 have unfavorably affected the market value of the loans collateralizing these lines.

Since Bancorp is a holding company and does not conduct regular banking operations, its primary sources of liquidity are dividends from the Bank. Under the California Financial Code, payment of a dividend from the Bank to Bancorp without advance regulatory approval is restricted to the lesser of the Bank’s retained earnings or the amount of the Bank’s net profits from the previous three fiscal years less the amount of dividends paid during that period. The primary uses of funds for Bancorp are shareholder dividends and ordinary operating expenses.  Bancorp held $13.0 million in cash at June 30, 2022, which is expected to be sufficient to cover Bancorp's operational needs and cash dividends to shareholders through 2022. Management anticipates that there will be sufficient earnings at the Bank to provide dividends to Bancorp to meet its funding requirements for the foreseeable future.

ITEM 3.     Quantitative and Qualitative Disclosure about Market Risk

Market risk is defined as the risk of loss arising from an adverse change in the market value (or prices) of financial instruments. A significant component of market risk is interest rate risk, which is inherent in our lending, investment, borrowing and deposit gathering activities. The Bank manages interest rate sensitivity to minimize the exposure of our net interest margin, earnings, and capital to changes in interest rates. Interest rate changes can create fluctuations in the net interest margin due to an imbalance in the timing of repricing or maturity of assets or liabilities. Interest rate changes can also affect the market value of our financial instruments, such as available-for-sale securities and the related unrealized gains or losses, which affects our equity value.

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

ALCO and the Board of Directors review our exposure to interest rate risk at least quarterly. We use simulation models to measure interest rate risk and to evaluate strategies to improve profitability. A simplified statement of condition is prepared on a quarterly basis as a starting point, using instrument level data of our actual loans, investments, borrowings and deposits as inputs. If potential changes to net equity value and net interest income
Page-43

resulting from hypothetical interest rate changes are not within the limits established by the Board of Directors, management may adjust the asset and liability mix to bring the risk position within approved limits or take other actions. At June 30, 2022, interest rate risk was within policy guidelines established by ALCO and the Board. One set of interest rates modeled and evaluated against flat interest rates and a static balance sheet is a series of immediate parallel shifts in the yield curve. Our most recent analysis of our interest rate sensitivity is provided in the following table as an example rather than an expectation of likely interest rate movements.

Immediate and Parallel Shift in Interest Rates (in basis points)	Estimated Change in Net Interest Income in Year 1, as percent of Net Interest Income	Estimated Change in Net Interest Income in Year 2, as percent of Net Interest Income
up 400	6.9%	16.3%
up 300	2.5%	9.8%
up 200	1.8%	6.8%
up 100	1.2%	4.0%
down 100	(4.6)%	(8.1)%

Asset sensitivity increased over the quarter primarily due to a reduction in our deposit betas, floating rate loans repricing above their respective floors and fully-indexed rates on adjustable loans in position to move above floors at next repricing. Interest rate sensitivity is a function of the repricing characteristics of our assets and liabilities. The Bank runs a combination of scenarios and sensitivities in its attempt to capture the range of interest rate risk including the simulations mentioned above. As with any simulation model or other method of measuring interest rate risk, limitations are inherent in the process and dependent on assumptions. For example, if we choose to pay interest on certain business deposits that are currently non-interest bearing, causing those deposits to become rate sensitive in the future, we would become less asset sensitive than the model currently indicates. Additionally, assets and liabilities may react differently to changes in market interest rates in terms of both timing and responsiveness to market rate movements. Important deposit modeling assumptions include the speed of deposit run-off and the amount by which interest-bearing deposit rates increase or decrease when market interest rates change, otherwise known as the deposit beta. We lowered the average interest-bearing deposit beta to 26% from last quarter's 58% in rising rate scenarios, which is much closer to historical levels for Bank of Marin. The actual rates and timing of prepayments on loans and investment securities could vary significantly from the assumptions applied in the various scenarios. Lastly, uneven changes in different tenors of U.S. Treasury rates that result in changes to the shape of the yield curve could produce different results from those presented in the table. Accordingly, the results presented should not be relied upon as indicative of actual results in the event of changing market interest rates.

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

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2022, there were no significant changes that materially affected, or are reasonably likely to affect, our internal control over financial reporting. The term internal control over financial
Page-44

reporting, as defined by Rule 15d-15(f) of the Act, is a process designed by, or under the supervision of, the issuer's principal executive and principal financial officers, or persons performing similar functions, and effected by the issuer's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

PART II       OTHER INFORMATION

ITEM 1         Legal Proceedings

Refer to Note 12 to the Consolidated Financial Statements in Item 8 of our 2021 Form 10-K and Note 8 to the Consolidated Financial Statements in this Form 10-Q.

ITEM 1A      Risk Factors

Our business is influenced by many factors that are difficult to predict, involve uncertainties that may materially affect actual results and are often beyond our control. In evaluating an investment in Bancorp's common stock, investors should consider, among other things, the risks previously disclosed in Part I, Item 1A, "Risk Factors" of our 2021 Form 10-K, and the information contained in this quarterly report on Form 10-Q and other reports and registration statements filed with the SEC, which are incorporated herein by reference. There have been no material changes in the risk factors disclosed in our 2021 Form 10-K.

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

During the six months ended June 30, 2022, Bancorp repurchased 23,275 shares at an average price of $37.64 per share for a total cost of $877 thousand. The last activity under the program was in the first quarter of 2022. Cumulative shares repurchased under the current program totaled 618,991 shares at an average price of $36.04 per share, with $34.7 million outstanding as of June 30, 2022. Bancorp continues to evaluate the resumption of share repurchases in the context of other capital and strategic initiatives.

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

Bank of Marin Bancorp
(registrant)

August 8, 2022	/s/ Timothy D. Myers
Date	Timothy D. Myers
President and Chief Executive Officer
(Principal Executive Officer)

August 8, 2022	/s/ Tani Girton
Date	Tani Girton
Executive Vice President &
Chief Financial Officer
(Principal Financial Officer)

August 8, 2022	/s/ David A. Merck
Date	David A. Merck
First Vice President & Controller
(Principal Accounting Officer)

Page-47