Form 10-Q
period 2022-09-30
Bank of Marin Bancorp
filed 2022-11-08
CIK 1403475

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022
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
Yes   ☐    No  ☒

As of October 31, 2022, there were 16,028,623 shares of common stock outstanding.

Page-2

PART I       FINANCIAL INFORMATION

ITEM 1.  Financial Statements

BANK OF MARIN BANCORP CONSOLIDATED STATEMENTS OF CONDITION

(in thousands, except share data; unaudited)	September 30, 2022	December 31, 2021
Assets
Cash, cash equivalents and restricted cash	$185,552	$347,641
Investment securities
Held-to-maturity, at amortized cost (net of zero allowance for credit losses at September 30, 2022 and December 31, 2021)	959,867	342,222
Available-for-sale, at fair value (net of zero allowance for credit losses at September 30, 2022 and December 31, 2021)	812,493	1,167,568
Total investment securities	1,772,360	1,509,790
Loans, at amortized cost	2,158,336	2,255,645
Allowance for credit losses on loans	(22,963)	(23,023)
Loans, net of allowance for credit losses on loans	2,135,373	2,232,622
Goodwill	72,754	72,754
Bank-owned life insurance	62,056	61,473
Operating lease right-of-use assets	25,006	23,604
Bank premises and equipment, net	7,102	7,558
Core deposit intangible, net	5,481	6,605
Other real estate owned	455	800
Interest receivable and other assets	82,514	51,362
Total assets	$4,348,653	$4,314,209

Liabilities and Stockholders' Equity
Liabilities
Deposits
Non-interest bearing	$2,051,975	$1,910,240
Interest bearing
Transaction accounts	293,722	290,813
Savings accounts	342,630	340,959
Money market accounts	1,074,568	1,116,303
Time accounts	139,815	150,235
Total deposits	3,902,710	3,808,550
Borrowings and other obligations	365	419
Operating lease liabilities	26,744	25,429
Interest payable and other liabilities	22,242	29,443
Total liabilities	3,952,061	3,863,841
Commitments and contingent liabilities (Note 8)
Stockholders' Equity
Preferred stock, no par value, Authorized - 5,000,000 shares, none issued	—	—
Common stock, no par value, Authorized - 30,000,000 shares; issued and outstanding - 16,029,048 and 15,929,243 at September 30, 2022 and December 31, 2021, respectively	214,720	212,524
Retained earnings	261,907	239,868
Accumulated other comprehensive loss, net of taxes	(80,035)	(2,024)
Total stockholders' equity	396,592	450,368
Total liabilities and stockholders' equity	$4,348,653	$4,314,209
The accompanying notes are an integral part of these consolidated financial statements (unaudited).
Page-3

BANK OF MARIN BANCORP CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
	Three months ended			Nine months ended
(in thousands, except per share amounts; unaudited)	September 30, 2022	June 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Interest income
Interest and fees on loans	$23,357	$23,334	$24,027	$70,368	$66,117
Interest on investment securities	9,674	8,273	4,084	24,640	10,717
Interest on federal funds sold and due from banks	546	180	178	832	274
Total interest income	33,577	31,787	28,289	95,840	77,108
Interest expense
Interest on interest-bearing transaction accounts	121	53	41	230	119
Interest on savings accounts	32	32	26	93	66
Interest on money market accounts	268	438	417	1,184	1,015
Interest on time accounts	128	67	44	209	221
Interest on borrowings and other obligations	1	—	8	2	8
Interest on subordinated debenture	—	—	—	—	1,361
Total interest expense	550	590	536	1,718	2,790
Net interest income	33,027	31,197	27,753	94,122	74,318
Provision for (reversal of) credit losses on loans	422	—	1,800	(63)	(2,049)
Reversal of credit losses on unfunded loan commitments	—	—	—	(318)	(1,202)
Net interest income after provision for (reversal of) credit losses	32,605	31,197	25,953	94,503	77,569
Non-interest income
Wealth Management and Trust Services	507	630	597	1,737	1,615
Debit card interchange fees, net	502	531	483	1,538	1,268
Service charges on deposit accounts	535	465	464	1,488	1,062
Earnings on bank-owned life insurance, net	222	298	1,402	933	1,892
Dividends on Federal Home Loan Bank stock	251	249	179	759	505
Merchant interchange fees, net	141	149	129	430	247
(Losses) gains on sale of investment securities, net	(63)	—	1	(63)	1
Other income	628	406	310	1,496	823
Total non-interest income	2,723	2,728	3,565	8,318	7,413
Non-interest expense
Salaries and related benefits	10,557	10,341	13,127	32,446	31,223
Occupancy and equipment	1,941	1,891	1,871	5,739	5,373
Data processing	1,093	1,199	1,613	3,569	3,252
Professional services	736	665	2,472	2,314	4,321
Information technology	573	468	496	1,519	1,105
Depreciation and amortization	414	393	431	1,259	1,279
Amortization of core deposit intangible	370	374	334	1,124	742
Federal Deposit Insurance Corporation insurance	300	296	236	886	597
Directors' expense	233	294	255	838	660
Charitable contributions	49	511	4	605	497
Other real estate owned	350	3	—	355	—
Other expense	2,062	2,471	1,847	6,305	4,605
Total non-interest expense	18,678	18,906	22,686	56,959	53,654
Income before provision for income taxes	16,650	15,019	6,832	45,862	31,328
Provision for income taxes	4,476	3,953	1,550	12,157	7,814
Net income	$12,174	$11,066	$5,282	$33,705	$23,514
Net income per common share:
Basic	$0.76	$0.70	$0.35	$2.12	$1.70
Diluted	$0.76	$0.69	$0.35	$2.11	$1.69
Weighted average shares:
Basic	15,939	15,921	14,922	15,912	13,798
Diluted	15,974	15,955	14,993	15,959	13,881
Comprehensive (loss) income:
Net income	$12,174	$11,066	$5,282	$33,705	$23,514
Other comprehensive (loss) income:
Change in net unrealized (losses) gains on available-for-sale securities	(31,816)	(27,050)	(2,274)	(97,094)	(8,558)
Reclassification adjustment for losses (gains) on available-for-sale securities included in net income	63	—	(1)	63	(1)
Net unrealized losses on securities transferred from available-for-sale to held-to-maturity	—	—	—	(14,847)	—
Amortization of net unrealized losses on securities transferred from available-for-sale to held-to-maturity	510	472	104	1,126	385
Other comprehensive loss, before tax	(31,243)	(26,578)	(2,171)	(110,752)	(8,174)
Deferred tax benefit	(9,236)	(7,857)	(641)	(32,741)	(2,421)
Other comprehensive loss, net of tax	(22,007)	(18,721)	(1,530)	(78,011)	(5,753)
Total comprehensive (loss) income	$(9,833)	$(7,655)	$3,752	$(44,306)	$17,761
The accompanying notes are an integral part of these consolidated financial statements (unaudited).
Page-4

BANK OF MARIN BANCORP CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the three months ended September 30, 2022 and 2021

(in thousands, except share data; unaudited)	Common Stock		Retained Earnings	Accumulated Other Comprehensive (Loss) Income, Net of Taxes	Total
	Shares	Amount
	Three months ended September 30, 2022
Balance at July 1, 2022	16,009,600	$213,864	$253,737	$(58,028)	$409,573
Net income	—	—	12,174	—	12,174
Other comprehensive loss, net of tax	—	—	—	(22,007)	(22,007)
Stock options exercised, net of shares surrendered for cashless exercises and tax withholdings	363	—	—	—	—
Stock issued under employee stock purchase plan	574	16	—	—	16
Stock issued under employee stock ownership plan	13,000	404	—	—	404
Stock-based compensation - stock options	—	106	—	—	106
Stock-based compensation - restricted stock	—	151	—	—	151
Cash dividends paid on common stock ($0.25 per share)	—	—	(4,004)	—	(4,004)
Stock purchased by directors under director stock plan	515	16	—	—	16
Stock issued in payment of director fees	4,996	163	—	—	163
Balance at September 30, 2022	16,029,048	$214,720	$261,907	$(80,035)	$396,592
	Three months ended September 30, 2021
Balance at July 1, 2021	13,055,105	$108,430	$231,841	$8,378	$348,649
Net income	—	—	5,282	—	5,282
Other comprehensive income, net of tax	—	—	—	(1,530)	(1,530)
Stock options exercised, net of shares surrendered for cashless exercises and tax withholdings	3,098	72	—	—	72
Stock issued under employee stock purchase plan	508	18	—	—	18
Stock issued under employee stock ownership plan	9,100	332	—	—	332
Stock-based compensation - stock options	—	115	—	—	115
Stock-based compensation - restricted stock	—	98	—	—	98
Cash dividends paid on common stock ($0.24 per share)	—	—	(3,126)	—	(3,126)
Stock purchased by directors under director stock plan	515	17	—	—	17
Stock issued in payment of director fees	3,063	99	—	—	99
Stock issued to American River Bankshares shareholders	3,441,235	124,401	—	—	124,401
Stock repurchased, including commissions	(445,735)	(15,902)	—	—	(15,902)
Balance at September 30, 2021	16,066,889	$217,680	$233,997	$6,848	$458,525

The accompanying notes are an integral part of these consolidated financial statements (unaudited).

BANK OF MARIN BANCORP CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the nine months ended September 30, 2022 and 2021

(in thousands, except share data; unaudited)	Common Stock		Retained Earnings	Accumulated Other Comprehensive (Loss) Income, Net of Taxes	Total
	Shares	Amount
	Nine months ended September 30, 2022
Balance at January 1, 2022	15,929,243	$212,524	$239,868	$(2,024)	$450,368
Net income	—	—	33,705	—	33,705
Other comprehensive loss, net of tax	—	—	—	(78,011)	(78,011)
Stock options exercised, net of shares surrendered for cashless exercises and tax withholdings	40,674	821	—	—	821
Stock issued under employee stock purchase plan	1,510	46	—	—	46
Stock issued under employee stock ownership plan	38,000	1,233	—	—	1,233
Restricted stock granted	46,672	—	—	—	—
Restricted stock surrendered for tax withholdings upon vesting	(1,169)	(40)	—	—	(40)
Restricted stock forfeited / cancelled	(13,267)	—	—	—	—
Stock-based compensation - stock options	—	221	—	—	221
Stock-based compensation - restricted stock	—	421	—	—	421
Cash dividends paid on common stock ($0.73 per share)	—	—	(11,666)	—	(11,666)
Stock purchased by directors under director stock plan	515	16	—	—	16
Stock issued in payment of director fees	10,145	355	—	—	355
Stock repurchased, including commissions	(23,275)	(877)	—	—	(877)
Balance at September 30, 2022	16,029,048	$214,720	$261,907	$(80,035)	$396,592
	Nine months ended September 30, 2021
Balance at January 1, 2021	13,500,453	$125,905	$219,747	$12,601	$358,253
Net income	—	—	23,514	—	23,514
Other comprehensive loss, net of tax	—	—	—	(5,753)	(5,753)
Stock options exercised, net of shares surrendered for cashless exercises and tax withholdings	34,278	423	—	—	423
Stock issued under employee stock purchase plan	2,117	72	—	—	72
Stock issued under employee stock ownership plan	27,400	999	—	—	999
Restricted stock granted	29,454	—	—	—	—
Restricted stock surrendered for tax withholdings upon vesting	(3,961)	(156)	—	—	(156)
Restricted stock forfeited / cancelled	(3,848)	—	—	—	—
Stock-based compensation - stock options	—	315	—	—	315
Stock-based compensation - restricted stock	—	636	—	—	636
Cash dividends paid on common stock ($0.70 per share)	—	—	(9,264)	—	(9,264)
Stock purchased by directors under director stock plan	1,034	34	—	—	34
Stock issued in payment of director fees	6,410	216	—	—	216
Stock issued to American River Bankshares shareholders	3,441,235	124,401	—	—	124,401
Stock repurchased, including commissions	(967,683)	(35,165)	—	—	(35,165)
Balance at September 30, 2021	16,066,889	$217,680	$233,997	$6,848	$458,525
The accompanying notes are an integral part of these consolidated financial statements (unaudited).

Page-5

BANK OF MARIN BANCORP CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine months ended September 30, 2022 and 2021

(in thousands; unaudited)	2022	2021
Cash Flows from Operating Activities:
Net income	$33,705	$23,514
Adjustments to reconcile net income to net cash provided by operating activities:
Reversal of credit losses on loans	(63)	(2,049)
Reversal of credit losses on unfunded loan commitments	(318)	(1,202)
Noncash contribution expense to employee stock ownership plan	1,233	999
Noncash director compensation expense	355	216
Stock-based compensation expense	642	951
Amortization of core deposit intangible	1,124	742
Amortization of investment security premiums, net of accretion of discounts	7,139	3,222
Amortization of premiums (accretion of discounts) on acquired loans, net	143	(201)
Accretion of discount on subordinated debenture	—	1,347
Net change in deferred loan origination costs/fees	(2,484)	(1,135)
Write-down of other real estate owned	345	—
Losses (gains) on sale of investment securities, net	63	(1)
Depreciation and amortization	1,259	1,279
Earnings on bank-owned life insurance policies	(933)	(1,892)
Net changes in interest receivable and other assets	2,230	5,615
Net changes in interest payable and other liabilities	(5,489)	921
Total adjustments	5,246	8,812
Net cash provided by operating activities	38,951	32,326
Cash Flows from Investing Activities:
Purchase of held-to-maturity securities	(293,720)	(133,493)
Purchase of available-for-sale securities	(243,459)	(355,156)
Proceeds from sale of available-for-sale securities	10,664	4,099
Proceeds from paydowns/maturities of held-to-maturity securities	33,198	65,497
Proceeds from paydowns/maturities of available-for-sale securities	112,793	66,981
Loan principal collected, net of originations	97,935	193,265
Purchase of bank-owned life insurance policies	—	(1,943)
Cash receipts from bank-owned life insurance policies	350	2,478
Purchase of premises and equipment	(762)	(833)
Cash acquired from American River Bankshares	—	140,577
Cash paid for low income housing tax credit investment	(30)	(396)
Net cash used in investing activities	(283,031)	(18,924)
Cash Flows from Financing Activities:
Net increase in deposits	94,160	433,425
Proceeds from stock options exercised	821	423
Restricted stock surrendered for tax withholdings upon vesting	(40)	(156)
Proceeds from stock issued under employee and director stock purchase plans	62	106
Stock repurchased, including commissions	(1,250)	(35,451)
Repayment of subordinated debenture including execution costs	—	(4,126)
Repayment of Federal Home Loan Bank borrowings	—	(13,885)
Repayment of finance lease obligations	(96)	(55)
Cash dividends paid on common stock	(11,666)	(9,264)
Net cash provided by financing activities	81,991	371,017
Net (decrease) increase in cash, cash equivalents and restricted cash	(162,089)	384,419
Cash, cash equivalents and restricted cash at beginning of period	347,641	200,320
Cash, cash equivalents and restricted cash at end of period	$185,552	$584,739
Supplemental disclosure of cash flow information:
Cash paid in interest	$1,716	$1,492
Cash paid in income taxes	$11,075	$9,000
Supplemental disclosure of noncash investing and financing activities:
Change in net unrealized gain or (loss) on available-for-sale securities	$(97,094)	$(8,558)
Securities transferred from available-for-sale to held-to-maturity, at fair value	$357,482	$—
Amortization of net unrealized loss on available-for-sale securities transferred to held-to-maturity	$1,126	$385
Purchase of investment securities not yet settled	$—	$19,972
Stock issued to employee stock ownership plan	$1,233	$999
Stock issued in payment of director fees	$355	$216
Repurchase of stock not yet settled	$—	$127
Acquisition: Fair value of assets acquired, excluding cash acquired	$—	$757,844
Fair value of liabilities assumed	$—	$816,558
Restricted cash[1]	$2,996	$15,805
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

	Three months ended		Nine months ended
(in thousands, except per share data)	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Weighted average basic common shares outstanding	15,939	14,922	15,912	13,798
Potentially dilutive common shares related to:
Stock options	22	51	33	62
Unvested restricted stock awards	13	20	14	21
Weighted average diluted shares outstanding	15,974	14,993	15,959	13,881
Net income	$12,174	$5,282	$33,705	$23,514
Basic EPS	$0.76	$0.35	$2.12	$1.70
Diluted EPS	$0.76	$0.35	$2.11	$1.69
Weighted average anti-dilutive common shares not included in the calculation of diluted EPS	237	97	213	91

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

In January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848). The main amendments in this ASU intend to clarify certain optional expedients and scope of derivative instruments. The amendments are elective and effective immediately upon issuance of this ASU. Amendments may be elected through December 31, 2022. As of September 30, 2022, we had four interest rate swap contracts with notional values totaling $12.3 million indexed to LIBOR that will either be subject to the fall-back index rate stipulated by the ISDA protocol or modified to other reference rates such as Prime or SOFR as mutually agreed by our counterparty and us. We have not elected to apply the amendments at this time and will continue to assess the applicability of this ASU to us as we monitor guidance for reference rate reform from FASB and its impact on our financial condition and results of operations.

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

The following table summarizes our assets and liabilities that were required to be recorded at fair value on a recurring basis.

(in thousands) Description of Financial Instruments	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Measurement Categories: Changes in Fair Value Recorded In1
September 30, 2022
Securities available-for-sale:
Mortgage-backed securities and collateralized mortgage obligations issued by U.S. government-sponsored agencies	$489,389	$—	$489,389	$—	OCI
SBA-backed securities	$44,791	$—	$44,791	$—	OCI
Debentures of government sponsored agencies	$134,921	$—	$134,921	$—	OCI
U.S. Treasury securities	$10,158	$10,158	$—	$—	OCI
Obligations of state and political subdivisions	$98,427	$—	$98,427	$—	OCI
Corporate bonds	$33,202	$—	$33,202	$—	OCI
Asset-backed securities	$1,605	$—	$1,605	$—	OCI
Derivative financial assets (interest rate contracts)	$649	$—	$649	$—	NI
December 31, 2021
Securities available-for-sale:
Mortgage-backed securities and collateralized mortgage obligations issued by U.S. government-sponsored agencies	$759,576	$—	$759,576	$—	OCI
SBA-backed securities	$33,478	$—	$33,478	$—	OCI
Debentures of government sponsored agencies	$188,527	$—	$188,527	$—	OCI
U.S. Treasury securities	$11,630	$11,630	$—	$—	OCI
Obligations of state and political subdivisions	$134,000	$—	$134,000	$—	OCI
Corporate bonds	$38,495	$—	$38,495	$—	OCI
Asset-backed securities	$1,862	$—	$1,862	$—	OCI
Derivative financial liabilities (interest rate contracts)	$1,085	$—	$1,085	$—	NI
 1 Other comprehensive income ("OCI") or net income ("NI").

Page-9

Available-for-sale securities are recorded at fair value on a recurring basis. When available, quoted market prices (Level 1) are used to determine the fair value of available-for-sale securities. Level 1 securities include U.S. Treasury securities. If quoted market prices are not available, we obtain pricing information from a reputable third-party service provider, who may utilize valuation techniques that use current market-based or independently sourced parameters, such as bid/ask prices, dealer-quoted prices, interest rates, benchmark yield curves, prepayment speeds, probability of default, loss severity and credit spreads (Level 2).   Level 2 securities include asset-backed securities, obligations of state and political subdivisions, U.S. agencies or government-sponsored agencies' debt securities, mortgage-backed securities, government agency-issued, and corporate bonds. As of September 30, 2022 and December 31, 2021, there were no Level 3 securities.

Held-to-maturity securities may be written down to fair value as a result of an other-than-temporary impairment, and we did not record any write-downs during the nine months ended September 30, 2022 or September 30, 2021. Fair value of held-to-maturity securities is determined using the same techniques discussed above for available-for-sale securities.

On a recurring basis, derivative financial instruments are recorded at fair value, which is based on the income approach using observable Level 2 market inputs, reflecting market expectations of future interest rates as of the measurement date.  Standard valuation techniques are used to calculate the present value of the future expected cash flows assuming an orderly transaction. Valuation adjustments may be made to reflect both our own credit risk and the counterparties’ credit risk in determining the fair value of the derivatives. These unobservable inputs are not considered significant inputs to the fair value measurement overall. Level 2 inputs for the valuations are limited to observable market prices for London Interbank Offered Rate ("LIBOR") and Overnight Index Swap ("OIS") rates (for the very short term), quoted prices for LIBOR futures contracts, observable market prices for LIBOR and OIS swap rates, and one-month and three-month LIBOR basis spreads at commonly quoted intervals.  Mid-market pricing of the inputs is used as a practical expedient in the fair value measurements.  We project spot rates at reset days specified by each swap contract to determine future cash flows, then discount to present value using OIS curves as of the measurement date.  When the value of any collateral placed with counterparties is less than the interest rate derivative liability, a credit valuation adjustment ("CVA") is applied to reflect the credit risk we pose to counterparties.  We have used the spread between the Standard & Poor's BBB rated U.S. Bank Composite rate and LIBOR for the closest maturity term corresponding to the duration of the swaps to derive the CVA. A similar credit risk adjustment, correlated to the credit standing of the counterparty, is made when collateral posted by the counterparty does not fully cover their liability to us. For further discussion on our methodology in valuing our derivative financial instruments, refer to Note 9, Derivative Financial Instruments and Hedging Activities.

Certain financial assets may be measured at fair value on a non-recurring basis. These assets are subject to fair value adjustments that result from the application of the lower of cost or fair value accounting or write-downs of individual assets, such as individually analyzed loans that are collateral dependent and other real estate owned ("OREO").

OREO represents collateral acquired through foreclosure and is initially recorded at fair value as established by a current appraisal of the collateral. Subsequent to foreclosure, OREO is carried at the lower of cost or fair value, less estimated costs to sell. OREO values are reviewed on an ongoing basis and any subsequent decline in fair value is recorded as a foreclosed asset expense in the current period. The value of OREO is classified as Level 3. Our current OREO resulted from the American River Bankshares ("AMRB") merger in 2021.

The following table presents the carrying value of assets measured at fair value on a non-recurring basis and that were held in the consolidated statements of condition at each respective period end, by level within the fair value hierarchy as of September 30, 2022 and December 31, 2021.

(in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2022
Other real estate owned	$455	$—	$—	$455
December 31, 2021
Other real estate owned	$800	$—	$—	$800

Page-10

Disclosures about Fair Value of Financial Instruments

The table below is a summary of fair value estimates for financial instruments as of September 30, 2022 and December 31, 2021, excluding financial instruments recorded at fair value on a recurring basis (summarized in the first table in this note). The carrying amounts in the following table are recorded in the consolidated statements of condition under the indicated captions. Further, we have not disclosed the fair value of financial instruments specifically excluded from disclosure requirements such as bank-owned life insurance policies ("BOLI"), lease obligations and non-maturity deposit liabilities. Additionally, we held shares of Federal Home Loan Bank ("FHLB") of San Francisco stock and Visa Inc. Class B common stock, both recorded at cost, as there was no impairment or changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer as of September 30, 2022 or December 31, 2021. The values are discussed in Note 4, Investment Securities.

	September 30, 2022			December 31, 2021
(in thousands)	Carrying Amounts	Fair Value	Fair Value Hierarchy	Carrying Amounts	Fair Value	Fair Value Hierarchy
Financial assets (recorded at amortized cost):
Cash and cash equivalents	$185,552	$185,552	Level 1	$347,641	$347,641	Level 1
Investment securities held-to-maturity	959,867	829,048	Level 2	342,222	342,755	Level 2
Loans, net	2,135,373	2,123,520	Level 3	2,232,622	2,234,430	Level 3
Interest receivable	11,458	11,458	Level 2	11,889	11,889	Level 2
Financial liabilities (recorded at amortized cost):
Time deposits	139,815	139,553	Level 2	150,235	150,475	Level 2
Interest payable	83	83	Level 2	81	81	Level 2

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
The value of off-balance-sheet financial instruments is estimated based on the fee income associated with the commitments, which in the absence of credit exposure, is considered to approximate their settlement value. The fair value of commitment fees was not material as of September 30, 2022 or December 31, 2021.

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

A summary of the amortized cost, fair value and allowance for credit losses related to securities held-to-maturity as of September 30, 2022 and December 31, 2021 is presented below.
Page-11

Held-to-maturity:	Amortized Cost [1]	Allowance for Credit Losses	Net Carrying Amount	Gross Unrealized		Fair Value
(in thousands)				Gains	(Losses)
September 30, 2022
Securities of U.S. government-sponsored enterprises:
MBS pass-through securities issued by FHLMC, FNMA and GNMA	$335,959	$—	$335,959	$—	$(53,659)	$282,300
CMOs issued by FHLMC	236,061	—	236,061	—	(30,272)	205,789
CMOs issued by FNMA	115,043	—	115,043	—	(6,066)	108,977
CMOs issued by GNMA	32,070	—	32,070	—	(2,204)	29,866
SBA-backed securities	2,373	—	2,373	—	(143)	2,230
Debentures of government-sponsored agencies	145,747	—	145,747	—	(25,193)	120,554
Obligations of state and political subdivisions	62,614	—	62,614	—	(11,697)	50,917
Corporate bonds	30,000	—	30,000	—	(1,585)	28,415
Total held-to-maturity	$959,867	$—	$959,867	$—	$(130,819)	$829,048
December 31, 2021
Securities of U.S. government-sponsored enterprises:
MBS pass-through securities issued by FHLMC, FNMA and GNMA	$126,990	$—	$126,990	$2,110	$(712)	$128,388
CMOs issued by FHLMC	106,851	—	106,851	668	(1,045)	106,474
CMOs issued by FNMA	4,866	—	4,866	128	—	4,994
SBA-backed securities	4,840	—	4,840	198	—	5,038
Debentures of government-sponsored agencies	51,472	—	51,472	—	(901)	50,571
Obligations of state and political subdivisions	47,203	—	47,203	296	(209)	47,290
Total held-to-maturity	$342,222	$—	$342,222	$3,400	$(2,867)	$342,755
[1] Amortized cost and fair values exclude accrued interest receivable of $2.6 million and $1.1 million at September 30, 2022 and December 31, 2021, respectively, which is included in interest receivable and other assets in the consolidated statements of condition.

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

The following table summarizes the amortized cost of our portfolio of held-to-maturity securities issued by states and political subdivisions and corporate bonds by Moody's and/or Standard & Poor's bond ratings as of September 30, 2022.

	Obligations of state and political subdivisions		Corporate bonds
(in thousands)	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021
AAA / Aaa	$43,087	$34,229	$—	$—
AA / Aa	19,527	12,873	—	—
A2 / A	—	101	30,000	—
Total	$62,614	$47,203	$30,000	$—

Page-12

A summary of the amortized cost, fair value and allowance for credit losses related to securities available-for-sale as of September 30, 2022 and December 31, 2021 is presented below.

Available-for-sale:	Amortized Cost [1]	Gross Unrealized		Allowance for Credit Losses	Fair Value
(in thousands)		Gains	(Losses)
September 30, 2022
Securities of U.S. government-sponsored enterprises:
MBS pass-through securities issued by FHLMC, FNMA and GNMA	$113,941	$3	$(13,702)	$—	$100,242
CMOs issued by FHLMC	357,486	—	(35,575)	—	321,911
CMOs issued by FNMA	38,125	—	(4,177)	—	33,948
CMOs issued by GNMA	36,747	—	(3,459)	—	33,288
SBA-backed securities	48,372	4	(3,585)	—	44,791
Debentures of government- sponsored agencies	149,106	—	(14,185)	—	134,921
U.S. Treasury securities	11,899	—	(1,741)	—	10,158
Obligations of state and political subdivisions	117,161	—	(18,734)	—	98,427
Corporate bonds	36,989	—	(3,787)	—	33,202
Asset-backed securities	1,650	—	(45)	—	1,605
Total available-for-sale	$911,476	$7	$(98,990)	$—	$812,493
December 31, 2021
Securities of U.S. government-sponsored enterprises:
MBS pass-through securities issued by FHLMC, FNMA and GNMA	$316,090	$1,224	$(2,784)	$—	$314,530
CMOs issued by FHLMC	343,047	3,209	(4,829)	—	341,427
CMOs issued by FNMA	48,187	152	(611)	—	47,728
CMOs issued by GNMA	56,345	99	(553)	—	55,891
SBA-backed securities	32,640	993	(155)	—	33,478
Debentures of government- sponsored agencies	191,449	25	(2,947)	—	188,527
U.S. Treasury securities	11,886	—	(256)		11,630
Obligations of state and political subdivisions	129,009	5,372	(381)	—	134,000
Corporate bonds	39,001	—	(506)	—	38,495
Asset-backed securities	1,866	—	(4)	—	1,862
Total available-for-sale	$1,169,520	$11,074	$(13,026)	$—	$1,167,568
[1] Amortized cost and fair value exclude accrued interest receivable of $3.1 million and $3.7 million at September 30, 2022 and December 31, 2021, respectively, which is included in interest receivable and other assets in the consolidated statements of condition.

As part of our ongoing review of our investment securities portfolio, we reassessed the classification of certain securities issued by government sponsored agencies. In March 2022, we transferred $357.5 million of these securities from available-for-sale to held-to-maturity at fair value. We intend and have the ability to hold these securities to maturity. The net unrealized pre-tax loss of $14.8 million that remained and the related accumulated other comprehensive loss are accreted to interest income over the remaining lives of the securities. Because these entries offset each other, there is no impact to net income.

The amortized cost and fair value of investment debt securities by contractual maturity at September 30, 2022 and December 31, 2021 are shown below. Expected maturities may differ from contractual maturities if the issuers of the securities have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2022				December 31, 2021
	Held-to-Maturity		Available-for-Sale		Held-to-Maturity		Available-for-Sale
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$453	$450	$1,831	$1,813	$101	$103	$10,785	$10,841
After one but within five years	90,541	86,684	273,040	251,164	25,666	26,559	219,474	219,957
After five years through ten years	260,148	220,313	256,608	228,766	182,604	182,303	299,937	300,187
After ten years	608,725	521,601	379,997	330,750	133,851	133,790	639,324	636,583
Total	$959,867	$829,048	$911,476	$812,493	$342,222	$342,755	$1,169,520	$1,167,568

Page-13

Sales of investment securities and gross gains and losses are shown in the following table.

	Three months ended		Nine months ended
(in thousands)	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Available-for-sale:
Sales proceeds	$10,664	$4,099	$10,664	$4,099
Gross realized gains	17	1	17	1
Gross realized losses	(80)	—	(80)	—

Pledged investment securities are shown in the following table:

(in thousands)	September 30, 2022	December 31, 2021
Pledged to the State of California:
Secure public deposits in compliance with the Local Agency Security Program	$193,479	$213,861
Collateral for trust deposits	656	729
Collateral for Wealth Management and Trust Services checking account	554	614
Total investment securities pledged to the State of California	194,689	215,204
Bankruptcy trustee deposits pledged with Federal Reserve Bank	1,844	2,645
Total pledged investment securities	$196,533	$217,849

There were 409 and 217 securities in unrealized loss positions at September 30, 2022 and December 31, 2021, respectively. Those securities are summarized and classified according to the duration of the loss period in the tables below:

September 30, 2022	< 12 continuous months		≥ 12 continuous months		Total securities in a loss position
(in thousands)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
Held-to-maturity:
MBS pass-through securities issued by FHLMC, FNMA and GNMA	$203,739	$(36,140)	$78,562	$(17,519)	$282,301	$(53,659)
CMOs issued by FHLMC	144,517	(18,126)	51,272	(12,146)	195,789	(30,272)
CMOs issued by FNMA	108,978	(6,066)	—	—	108,978	(6,066)
CMOs issued by GNMA	19,059	(735)	10,807	(1,469)	29,866	(2,204)
SBA-backed securities	2,230	(143)	—	—	2,230	(143)
Debentures of government-sponsored agencies	54,445	(6,704)	66,109	(18,489)	120,554	(25,193)
Obligations of state and political subdivisions	35,899	(7,399)	15,018	(4,298)	50,917	(11,697)
Corporate bonds	28,415	(1,585)	—	—	28,415	(1,585)
Total held-to-maturity	597,282	(76,898)	221,768	(53,921)	819,050	(130,819)
Available-for-sale:
MBS pass-through securities issued by FHLMC, FNMA and GNMA	54,639	(6,702)	44,711	(7,000)	99,350	(13,702)
CMOs issued by FHLMC	192,988	(17,898)	128,923	(17,677)	321,911	(35,575)
CMOs issued by FNMA	7,310	(514)	26,638	(3,663)	33,948	(4,177)
CMOs issued by GNMA	11,248	(399)	22,039	(3,060)	33,287	(3,459)
SBA-backed securities	37,629	(3,443)	6,649	(142)	44,278	(3,585)
Debentures of government- sponsored agencies	128,077	(12,060)	6,844	(2,125)	134,921	(14,185)
U.S. Treasury securities	—	—	10,159	(1,741)	10,159	(1,741)
Obligations of state and political subdivisions	84,021	(15,366)	14,406	(3,368)	98,427	(18,734)
Corporate bonds	23,221	(1,779)	9,981	(2,008)	33,202	(3,787)
Asset-backed securities	1,606	(45)	—	—	1,606	(45)
Total available-for-sale	540,739	(58,206)	270,350	(40,784)	811,089	(98,990)
Total securities at loss position	$1,138,021	$(135,104)	$492,118	$(94,705)	$1,630,139	$(229,809)
Page-14

December 31, 2021	< 12 continuous months		≥ 12 continuous months		Total securities in a loss position
(in thousands)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
Held-to-maturity:
MBS pass-through securities issued by FHLMC and FNMA	$76,619	$(712)	$—	$—	$76,619	$(712)
CMOs issued by FHLMC	54,811	(1,045)	—	—	54,811	(1,045)
Obligations of state and political subdivisions	19,203	(209)	—	—	19,203	(209)
Debentures of government-sponsored agencies	50,571	(901)	—	—	50,571	(901)
Total held-to-maturity	201,204	(2,867)	—	—	201,204	(2,867)
Available-for-sale:
MBS pass-through securities issued by FHLMC and FNMA	263,474	(2,784)	—	—	263,474	(2,784)
SBA-backed securities	7,478	(112)	1,209	(43)	8,687	(155)
CMOs issued by FHLMC	226,175	(4,677)	4,415	(152)	230,590	(4,829)
CMOs issued by GNMA	44,790	(553)	—	—	44,790	(553)
CMOs issued by FNMA	37,348	(611)	—	—	37,348	(611)
Debentures of government- sponsored agencies	148,979	(2,527)	8,549	(420)	157,528	(2,947)
U.S. Treasury securities	11,629	(256)	—	—	11,629	(256)
Obligations of state and political subdivisions	17,552	(381)	—	—	17,552	(381)
Corporate Bonds	38,495	(506)	—	—	38,495	(506)
Asset-backed securities	1,861	(4)	—	—	1,861	(4)
Total available-for-sale	797,781	(12,411)	14,173	(615)	811,954	(13,026)
Total securities at loss position	$998,985	$(15,278)	$14,173	$(615)	$1,013,158	$(15,893)

As of September 30, 2022, the investment portfolio included 173 investment securities that had been in a continuous loss position for twelve months or more and 236 investment securities that had been in a loss position for less than twelve months.

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
At September 30, 2022, management determined that it did not intend to sell any investment securities with unrealized losses, and it is more likely than not that we will not be required to sell securities with unrealized losses before recovery of their amortized cost. No allowances for credit losses have been recognized on available-for-sale securities in an unrealized loss position, as management does not believe any of the securities are impaired due to reasons of credit quality at September 30, 2022.

Non-Marketable Securities Included in Other Assets

FHLB Capital Stock

As a member of the FHLB, we are required to maintain a minimum investment in FHLB capital stock determined by the Board of Directors of the FHLB. The minimum investment requirements can increase in the event we increase our total asset size or borrowings with the FHLB. Shares cannot be purchased or sold except between the FHLB and its members at the $100 per share par value. We held $16.7 million of FHLB stock included in other assets on the consolidated statements of condition at both September 30, 2022 and December 31, 2021. The carrying
Page-15

amounts of these investments are reasonable estimates of fair value because the securities are restricted to member banks and they do not have a readily determinable market value. Based on our analysis of FHLB's financial condition and certain qualitative factors, we determined that the FHLB stock was not impaired at September 30, 2022 and December 31, 2021. On October 27, 2022, FHLB announced a cash dividend for the third quarter of 2022 at an annualized dividend rate of 7.00% to be distributed in mid-November 2022. Cash dividends paid on FHLB capital stock are recorded as non-interest income.

VISA Inc. Class B Common Stock

As a member bank of Visa U.S.A., we held 10,439 shares of Visa Inc. Class B common stock at September 30, 2022 and December 31, 2021. These shares have a carrying value of zero and are restricted from resale to non-member banks of Visa U.S.A. until their conversion into Class A (voting) shares upon the termination of Visa Inc.'s Covered Litigation escrow account. Because of the restriction and the uncertainty on the conversion rate to Class A shares, these shares lack a readily determinable fair value. When converting this Class B common stock to Class A common stock based on the estimated conversion rate of 1.6059 and 1.6181 at September 30, 2022 and December 31, 2021, and the closing stock price of Class A shares at those respective dates, the converted value of our shares of Class B common stock would have been $3.0 million and $3.7 million at September 30, 2022 and December 31, 2021, respectively. The conversion rate is subject to further adjustment upon the final settlement of the covered litigation against Visa Inc. and its member banks. As such, the fair value of these Class B shares can differ significantly from their converted values. For further information, refer to Note 8, Commitments and Contingencies.

Low Income Housing Tax Credits

We invest in low-income housing tax credit funds as a limited partner, which totaled $2.6 million and $3.0 million recorded in other assets as of September 30, 2022 and December 31, 2021, respectively. In the first nine months of 2022, we recognized $475 thousand of low-income housing tax credits and other tax benefits, offset by $400 thousand of amortization expense of low-income housing tax credit investment, as a component of income tax expense. As of September 30, 2022, our unfunded commitments for these low-income housing tax credit funds totaled $392 thousand. We did not recognize any impairment losses on these low-income housing tax credit investments during the first nine months of 2022 or 2021, as the value of the future tax benefits exceeds the carrying value of the investments.

Note 5:  Loans and Allowance for Credit Losses on Loans

The following table presents the amortized cost of loans by class as of September 30, 2022 and December 31, 2021.

(in thousands)	September 30, 2022	December 31, 2021
Commercial and industrial	$207,488	$301,602
Real estate:
Commercial owner-occupied	368,415	392,345
Commercial investor-owned	1,211,651	1,189,021
Construction	112,154	119,840
Home equity	89,244	88,746
Other residential	114,247	114,558
Installment and other consumer loans	55,137	49,533
Total loans, at amortized cost [1]	2,158,336	2,255,645
Allowance for credit losses on loans	(22,963)	(23,023)
Total loans, net of allowance for credit losses on loans	$2,135,373	$2,232,622
1 Amortized cost includes net deferred loan origination costs (fees) of $1.6 million and $(901) thousand at September 30, 2022 and December 31, 2021, respectively. Amounts are also net of unrecognized purchase discounts of $2.6 million and $2.5 million at September 30, 2022 and December 31, 2021, respectively. Amortized cost excludes accrued interest, which totaled $5.8 million and $7.1 million at September 30, 2022 and December 31, 2021, respectively, and is included in interest receivable and other assets in the consolidated statements of condition.

Lending Risks

Commercial and Industrial Loans - Commercial loans are generally made to established small and mid-sized businesses to provide financing for their growth and working capital needs, equipment purchases and
Page-16

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

Pursuant to the 2020 CARES Act, Bank of Marin originated 2,876 guaranteed loans totaling $444.1 million in two rounds of the Small Business Administration's ("SBA") Paycheck Protection Program ("PPP"). Additionally in 2021, Bank of Marin assumed 113 PPP loans totaling $18.6 million from AMRB as of the merger date. As of September 30, 2022, there were 42 PPP loans outstanding totaling $7.6 million (net of $161 thousand in unrecognized fees and costs), compared to 368 loans outstanding at December 31, 2021 totaling $111.2 million (net of $2.5 million in unrecognized fees and costs) included in commercial and industrial loan balances. PPP loans have terms of two to five years and earn interest at 1%. In addition, the SBA paid the Bank a fee of 1%-5% depending on the loan amount, which was netted with loan origination costs and accreted/amortized into interest income using the effective yield method over the contractual life of each loan. The recognition of fees and costs is accelerated when the SBA forgives the loan and/or the loan is paid off prior to maturity. PPP loans are fully guaranteed by the SBA if they meet the requirements of the program. As expected, the vast majority of the PPP loans have been fully forgiven by the SBA and we expect the majority of remaining loans to be forgiven as well.

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

The following tables present the loan portfolio by loan class, origination year and internal risk rating as of September 30, 2022 and December 31, 2021. We early adopted the vintage disclosure requirements of ASU 2022-02 prospectively as described in Note 2 beginning with the first quarter of 2022. Accordingly, the 2022 vintage table reflects gross charge-offs by loan class and year of origination. Generally, existing term loans that were re-underwritten are reflected in the table in the year of renewal. Lines of credit that have a conversion feature at the time of origination, such as construction to perm loans, are presented by year of origination.

(in thousands)	Term Loans - Amortized Cost by Origination Year						Revolving Loans Amortized Cost
September 30, 2022	2022	2021	2020	2019	2018	Prior		Total
Commercial and industrial:
Pass and Watch	$10,791	$11,634	$8,266	$22,979	$6,007	$25,989	$114,750	$200,416
Special Mention	—	—	—	477	4,166	—	403	5,046
Substandard	—	—	1,361	—	—	665	—	2,026
Total commercial and industrial	$10,791	$11,634	$9,627	$23,456	$10,173	$26,654	$115,153	$207,488
Gross current period charge-offs	$—	$—	$(9)	$—	$—	$—	$—	$(9)
Commercial real estate, owner-occupied:
Pass and Watch	$52,024	$52,909	$41,096	$45,607	$30,178	$108,888	$—	$330,702
Special Mention	—	16,336	—	309	5,284	4,532	—	26,461
Substandard	—	—	7,127	1,758	—	2,266	—	11,151
Doubtful	—	—	101	—	—	—	—	101
Total commercial real estate, owner-occupied	$52,024	$69,245	$48,324	$47,674	$35,462	$115,686	$—	$368,415
Page-18

(in thousands)	Term Loans - Amortized Cost by Origination Year						Revolving Loans Amortized Cost
September 30, 2022	2022	2021	2020	2019	2018	Prior		Total
Commercial real estate, investor-owned:
Pass and Watch	$157,021	$219,857	$156,190	$165,464	$128,149	$332,987	$65	$1,159,733
Special Mention	—	1,178	12,157	3,961	6,002	9,384	—	32,682
Substandard	—	—	—	—	—	19,236	—	19,236
Total commercial real estate, investor-owned	$157,021	$221,035	$168,347	$169,425	$134,151	$361,607	$65	$1,211,651
Construction:
Pass and Watch	$42,163	$16,897	$36,239	$7,744	$9,111	$—	$—	$112,154
Total construction	$42,163	$16,897	$36,239	$7,744	$9,111	$—	$—	$112,154
Home equity:
Pass and Watch	$—	$—	$—	$—	$—	$742	$87,685	$88,427
Substandard	—	—	—	—	—	499	318	817
Total home equity	$—	$—	$—	$—	$—	$1,241	$88,003	$89,244
Other residential:
Pass and Watch	$16,623	$15,383	$29,942	$22,385	$11,438	$18,476	$—	$114,247
Total other residential	$16,623	$15,383	$29,942	$22,385	$11,438	$18,476	$—	$114,247
Installment and other consumer:
Pass and Watch	15,579	$14,591	$6,168	$6,837	$4,428	$6,656	$786	$55,045
Substandard	—	—	—	—	—	92	—	92
Total installment and other consumer	$15,579	$14,591	$6,168	$6,837	$4,428	$6,748	$786	$55,137
Gross current period charge-offs	$—	$—	$—	$—	$—	$(18)	$(5)	$(23)
Total loans:
Pass and Watch	$294,201	$331,271	$277,901	$271,016	$189,311	$493,738	$203,286	$2,060,724
Total Special Mention	$—	$17,514	$12,157	$4,747	$15,452	$13,916	$403	$64,189
Total Substandard	$—	$—	$8,488	$1,758	$—	$22,758	$318	$33,322
Total Doubtful	$—	$—	$101	$—	$—	$—	$—	$101
Totals	$294,201	$348,785	$298,647	$277,521	$204,763	$530,412	$204,007	$2,158,336
Total gross current period charge-offs	$—	$—	$(9)	$—	$—	$(18)	$(5)	$(32)

(in thousands)	Term Loans - Amortized Cost by Origination Year						Revolving Loans Amortized Cost
December 31, 2021	2021	2020	2019	2018	2017	Prior		Total
Commercial and industrial:
Pass and Watch	$96,643	$35,967	$25,754	$12,763	$2,729	$31,280	$90,744	$295,880
Special Mention	—	1,700	584	273	—	—	2,088	4,645
Substandard	—	—	—	—	—	—	1,077	1,077
Total commercial and industrial	$96,643	$37,667	$26,338	$13,036	$2,729	$31,280	$93,909	$301,602
Commercial real estate, owner-occupied:
Pass and Watch	$58,395	$43,216	$49,485	$36,174	$42,430	$104,898	$—	$334,598
Special Mention	16,748	—	—	7,846	—	16,996	—	41,590
Substandard	—	7,155	285	—	—	8,603	—	16,043
Doubtful	—	114	—	—	—	—	—	114
Total commercial real estate, owner-occupied	$75,143	$50,485	$49,770	$44,020	$42,430	$130,497	$—	$392,345
Commercial real estate, investor-owned:
Pass and Watch	$225,722	$186,214	$187,418	$143,028	$75,419	$325,882	$84	$1,143,767
Special Mention	—	1,214	2,714	11,773	1,787	9,540	—	27,028
Substandard	—	—	—	695	—	17,531	—	18,226
Total commercial real estate, investor-owned	$225,722	$187,428	$190,132	$155,496	$77,206	$352,953	$84	$1,189,021
Construction:
Pass and Watch	$31,269	$70,528	$8,935	$9,108	$—	$—	$—	$119,840
Total construction	$31,269	$70,528	$8,935	$9,108	$—	$—	$—	$119,840
Home equity:
Pass and Watch	$—	$—	$—	$—	$10	$268	$87,693	$87,971
Substandard	—	—	—	—	—	377	398	775
Total home equity	$—	$—	$—	$—	$10	$645	$88,091	$88,746
Other residential:
Pass and Watch	$15,800	$31,981	$25,529	$15,411	$7,964	$17,873	$—	$114,558
Total other residential	$15,800	$31,981	$25,529	$15,411	$7,964	$17,873	$—	$114,558
Installment and other consumer:
Pass and Watch	$17,207	$7,748	$9,436	$5,633	$1,123	$6,620	$1,766	$49,533
Total installment and other consumer	$17,207	$7,748	$9,436	$5,633	$1,123	$6,620	$1,766	$49,533
Total loans:
Pass and Watch	$445,036	$375,654	$306,557	$222,117	$129,675	$486,821	$180,287	$2,146,147
Total Special Mention	$16,748	$2,914	$3,298	$19,892	$1,787	$26,536	$2,088	$73,263
Total Substandard	$—	$7,155	$285	$695	$—	$26,511	$1,475	$36,121
Doubtful	$—	$114	$—	$—	$—	$—	$—	$114
Totals	$461,784	$385,837	$310,140	$242,704	$131,462	$539,868	$183,850	$2,255,645
Page-19

The following table shows the amortized cost of loans by class, payment aging and non-accrual status as of September 30, 2022 and December 31, 2021.

Loan Aging Analysis by Class
(in thousands)	Commercial and industrial	Commercial real estate, owner-occupied	Commercial real estate, investor-owned	Construction	Home equity	Other residential	Installment and other consumer	Total
September 30, 2022
30-59 days past due	$1,007	$—	$—	$—	$520	$—	$—	$1,527
60-89 days past due	1,474	—	—	—	360	—	—	1,834
90 days or more past due	255	—	—	—	54	—	—	309
Total past due	2,736	—	—	—	934	—	—	3,670
Current	204,752	368,415	1,211,651	112,154	88,310	114,247	55,137	2,154,666
Total loans [1]	$207,488	$368,415	$1,211,651	$112,154	$89,244	$114,247	$55,137	$2,158,336
Non-accrual loans [2]	$—	$9,846	$—	$—	$699	$—	$92	$10,637
Non-accrual loans with no allowance	$—	$9,846	$—	$—	$699	$—	$92	$10,637
December 31, 2021
30-59 days past due	$2	$—	$—	$—	$498	$—	$1,036	$1,536
60-89 days past due	394	—	—	—	67	—	—	461
90 days or more past due	229	—	—	—	88	—	—	317
Total past due	625	—	—	—	653	—	1,036	2,314
Current	300,977	392,345	1,189,021	119,840	88,093	114,558	48,497	2,253,331
Total loans [1]	$301,602	$392,345	$1,189,021	$119,840	$88,746	$114,558	$49,533	$2,255,645
Non-accrual loans [2]	$—	$7,269	$694	$—	$413	$—	$—	$8,376
Non-accrual loans with no allowance	$—	$7,269	$694	$—	$413	$—	$—	$8,376
1 There were no non-performing loans past due more than ninety days and accruing interest as of September 30, 2022 and December 31, 2021.
2 None of the non-accrual loans as of September 30, 2022 or December 31, 2021 were earning interest on a cash basis. We recognized no interest income on non-accrual loans for the three and nine months ended September 30, 2022 and 2021. Accrued interest of $47 thousand was reversed from interest income for loans that were placed on non-accrual during the nine months ended September 30, 2022. No interest income was reversed for the single loan that was placed on non-accrual during the nine months ended September 30, 2021.

Collateral Dependent Loans

The following table presents the amortized cost basis of individually analyzed collateral-dependent loans, which are all on non-accrual status, by class at September 30, 2022 and December 31, 2021.

	Amortized Cost by Collateral Type
(in thousands)	Commercial Real Estate	Residential Real Estate	Other	Total [1]	Allowance for Credit Losses
September 30, 2022
Commercial real estate, owner-occupied	$9,846	$—	$—	$9,846	$—
Home equity	—	699	—	699	—
Installment and other consumer	—	—	92	92	—
Total	$9,846	$699	$92	$10,637	$—
December 31, 2021
Commercial real estate, owner-occupied	$7,269	$—	$—	$7,269	$—
Commercial real estate, investor-owned	694	—	—	694	—
Home equity	—	413	—	413	—
Total	$7,963	$413	$—	$8,376	$—
1 There were no collateral-dependent residential real estate mortgage loans in process of foreclosure or in substance repossessed at September 30, 2022 or December 31, 2021. The weighted average loan-to-value of collateral dependent loans was approximately 66% at September 30, 2022 and 67% at December 31, 2021.

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

Page-20

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

There were no loans removed from TDR designation during the nine months ended September 30, 2022. We removed one commercial loan with a remaining amortized cost of $2 thousand and an unfunded commitment of $600 thousand from TDR designation during the nine months ended September 30, 2021 after meeting all of the conditions above.

In accordance with section 4013 of the CARES Act, subsequently amended by section 541 of the 2020 Economic Aid Act, we elected to apply the temporary accounting relief provisions for loan modifications that met certain criteria, which would otherwise be designated as TDRs under existing GAAP. As of September 30, 2022, one borrowing relationship with two loans totaling $7.1 million was continuing to benefit from payment relief. Shortly after quarter end, both of the loans, which were classified substandard and on non-accrual, were paid off.

The following table summarizes the amortized cost of TDR loans by loan class as of September 30, 2022 and December 31, 2021.

(in thousands)	September 30, 2022	December 31, 2021
Commercial and industrial	$941	$1,183
Commercial real estate, owner-occupied	9,436	7,155
Commercial real estate, investor-owned	165	179
Home equity	629	386
Installment and other consumer	561	607
Total [1]	$11,732	$9,510
1 TDR loans on non-accrual status totaled $9.9 million and $7.4 million at September 30, 2022 and December 31, 2021, respectively. Unfunded commitments for TDR loans totaled $218 thousand and $441 thousand as of September 30, 2022 and December 31, 2021, respectively.

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

(dollars in thousands)	Number of Contracts Modified	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment at Period End
TDRs during the three months ended September 30, 2022:
Commercial real estate, owner occupied	2	$2,308	$2,308	$2,308
Home equity	2	147	147	147
Total	4	$2,455	$2,455	$2,455
TDRs during the three months ended September 30, 2021:
Commercial and industrial	1	$1,101	$1,101	$1,101

(dollars in thousands)	Number of Contracts Modified	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment at Period End
TDRs during the nine months ended September 30, 2022:
Commercial real estate, owner occupied	2	$2,308	$2,308	$2,308
Home equity	3	247	247	247
Total	5	$2,555	$2,555	$2,555
TDRs during the nine months ended September 30, 2021:
Commercial and industrial	1	$1,101	$1,101	$1,101

The loan modifications in 2022 included one or more of the following: payment deferment, maturity date extension, interest rate concession, and/or other payment modifications. Three of the modifications in 2022 (or 93%) were for
Page-21

one borrowing relationship. The loan modified in 2021 reflected a maturity date extension and other loan term and payment modifications. During the three and nine months ended September 30, 2022 and 2021, there were no defaults on loans that had been modified in a TDR within the prior twelve-month period. We report defaulted TDRs based on a payment default definition of more than ninety days past due.

Allowance for Credit Losses on Loans Rollforward

The following table discloses activity in the allowance for credit losses on loans for the periods presented.

Allowance for Credit Losses on Loans Rollforward
(in thousands)	Commercial and industrial	Commercial real estate, owner-occupied	Commercial real estate, investor-owned	Construction	Home equity	Other residential	Installment and other consumer	Unallocated	Total
Three months ended September 30, 2022
Beginning balance	$1,699	$2,617	$12,439	$1,737	$530	$585	$733	$2,199	$22,539
Provision (reversal)	265	(81)	299	38	12	5	83	(199)	422
Charge-offs	(9)	—	—	—	—	—	(1)	—	(10)
Recoveries	3	—	—	9	—	—	—	—	12
Ending balance	$1,958	$2,536	$12,738	$1,784	$542	$590	$815	$2,000	$22,963
Three months ended September 30, 2021
Beginning balance	$1,590	$2,037	$10,761	$1,142	$412	$613	$238	$2,307	$19,100
Provision (reversal)	126	(30)	1,011	77	247	4	384	(19)	1,800
Initial allowance for PCD loans	405	559	533	—	—	6	2	—	1,505
Charge-offs	—	—	—	—	—	—	(2)	—	(2)
Recoveries	3	—	—	8	—	—	—	—	11
Ending balance	$2,124	$2,566	$12,305	$1,227	$659	$623	$622	$2,288	$22,414

Allowance for Credit Losses on Loans Rollforward
(in thousands)	Commercial and industrial	Commercial real estate, owner-occupied	Commercial real estate, investor	Construction	Home equity	Other residential	Installment and other consumer	Unallocated	Total
Nine months ended September 30, 2022
Beginning balance	$1,709	$2,776	$12,739	$1,653	$595	$644	$621	$2,286	$23,023
Provision (reversal)	248	(240)	(1)	106	(53)	(54)	217	(286)	(63)
Charge-offs	(9)	—	—	—	—	—	(23)	—	(32)
Recoveries	10	—	—	25	—	—	—	—	35
Ending balance	$1,958	$2,536	$12,738	$1,784	$542	$590	$815	$2,000	$22,963
Nine months ended September 30, 2021
Beginning balance	$2,530	$2,778	$12,682	$1,557	$738	$998	$291	$1,300	$22,874
Provision (reversal)	(821)	(771)	(910)	(356)	(129)	(381)	331	988	(2,049)
Initial allowance for PCD loans	405	559	533	—	—	6	2	—	1,505
Charge-offs	—	—	—	—	—	—	(2)	—	(2)
Recoveries	10	—	—	26	50	—	—	—	86
Ending balance	$2,124	$2,566	$12,305	$1,227	$659	$623	$622	$2,288	$22,414

Pledged Loans

Our FHLB line of credit is secured under terms of a blanket collateral agreement by a pledge of certain qualifying loans with unpaid principal balances of $1.300 billion and $1.330 billion at September 30, 2022 and December 31, 2021, respectively. In addition, we pledge eligible TIC loans, which totaled $105.7 million and $106.2 million at September 30, 2022 and December 31, 2021, respectively, to secure our borrowing capacity with the Federal Reserve Bank ("FRB"). For additional information, see Note 6, Borrowings.

Related Party Loans

The Bank has, and expects to have in the future, banking transactions in the ordinary course of its business with directors, officers, principal shareholders and their businesses or associates. These transactions, including loans, are granted on substantially the same terms, including interest rates and collateral on loans, as those prevailing at the same time for comparable transactions with persons not related to us. Likewise, these transactions do not involve more than the normal risk of collectability or present other unfavorable features. Related party loans totaled
Page-22

$6.5 million at September 30, 2022 and $7.9 million at December 31, 2021. In addition, undisbursed commitments to related parties totaled $562 thousand at September 30, 2022 and $8.6 million at December 31, 2021. The decreases in both the outstanding amount and undisbursed commitment as of September 30, 2022 were primarily due to a Director retirement in the first quarter.

Note 6: Borrowings and Other Obligations

Federal Funds Purchased – The Bank had unsecured available lines of credit with correspondent banks for overnight borrowings totaling $150.0 million at September 30, 2022 and December 31, 2021.  In general, interest rates on these lines approximate the federal funds target rate. We had no overnight borrowings under these credit facilities at September 30, 2022 or December 31, 2021.

Federal Home Loan Bank Borrowings – As of September 30, 2022 and December 31, 2021, the Bank had available lines of credit with the FHLB totaling $739.6 million and $820.5 million, respectively, based on eligible collateral of certain loans. There were no FHLB overnight borrowings at September 30, 2022 or December 31, 2021.

Federal Reserve Line of Credit – The Bank has an available line of credit with the Federal Reserve Bank of San Francisco ("FRBSF") secured by certain residential loans.  At September 30, 2022 and December 31, 2021, the Bank had borrowing capacity under this line totaling $54.2 million and $70.8 million, respectively, and had no outstanding borrowings with the FRBSF.

Subordinated Debenture – As part of an acquisition in 2013, Bancorp assumed a subordinated debenture with a contractual balance of $4.1 million due to NorCal Community Bancorp Trust II (the "Trust"), established for the sole purpose of issuing trust preferred securities. On March 15, 2021, Bancorp redeemed in full the $2.8 million (book value) subordinated debenture due to the Trust, which had a 251.5% effective rate for the first nine months of 2021, and included accelerated accretion of the $1.3 million remaining purchase discount due to the early redemption.

Other Obligations – Finance lease liabilities totaling $365 thousand and $419 thousand at September 30, 2022 and December 31, 2021, respectively, are included in borrowings and other obligations in the consolidated statements of condition. See Note 8, Commitments and Contingencies, for additional information.

Note 7:  Stockholders' Equity

Dividends

On July 22, 2022, Bancorp declared a $0.25 per share cash dividend, payable on August 12, 2022 to shareholders of record at the close of business on August 5, 2022. Subsequent to quarter end on October 21, 2022, Bancorp declared a $0.25 per share cash dividend, payable on November 14, 2022 to shareholders of record at the close of business on November 7, 2022.

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
Page-23

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

Stock options and restricted stock may be net settled in a cashless exercise by a reduction in the number of shares otherwise deliverable upon exercise or vesting in satisfaction of the exercise payment and/or applicable tax withholding requirements. During the nine months ended September 30, 2022, we withheld 11,505 shares totaling $393 thousand at a weighted-average price of $34.13 for cashless exercises. During the nine months ended September 30, 2021, we withheld 27,679 shares totaling $1.1 million at a weighted-average price of $38.86 for cashless exercises. Shares withheld under net settlement arrangements are available for future grants.

Share Repurchase Program

Bancorp has an approved share repurchase program with $34.7 million outstanding. The last activity under the program was in the first quarter of 2022. Bancorp repurchased 23,275 shares totaling $877 thousand in the first nine months of 2022. Cumulative shares repurchased under the current program totaled 618,991 shares as of September 30, 2022 at an average price of $36.04 per share.

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

The contractual amount of unfunded loan commitments and standby letters of credit not reflected in the consolidated statements of condition are as follows:

(in thousands)	September 30, 2022	December 31, 2021
Commercial lines of credit	$283,731	$330,234
Revolving home equity lines	216,632	210,938
Undisbursed construction loans	47,795	78,381
Personal and other lines of credit	11,556	11,001
Standby letters of credit	1,978	3,657
Total commitments and standby letters of credit	$561,692	$634,211

We record an allowance for credit losses on unfunded loan commitments at the balance sheet date based on estimates of the probability that these commitments will be drawn upon according to historical utilization experience of the different types of commitments and expected loss rates determined for pooled funded loans. The allowance
Page-24

for credit losses on unfunded commitments totaled $1.5 million and $1.8 million as of September 30, 2022 and December 31, 2021, respectively, which is included in interest payable and other liabilities in the consolidated statements of condition. We recorded no provision for credit losses on unfunded commitments for the third quarters of 2022 and 2021. This compares to reversals of $318 thousand and $1.2 million for the nine months ended September 30, 2022 and 2021, respectively, due to improved economic forecasts at the time.

Leases

We lease premises under long-term non-cancelable operating leases with remaining terms of 3 months to 20 years, most of which include escalation clauses and one or more options to extend the lease term, and some of which contain lease termination clauses. Lease terms may include certain renewal options that were considered reasonably certain to be exercised.

We lease certain equipment under finance leases with initial terms of 3 years to 5 years. The equipment finance leases do not contain renewal options, bargain purchase options or residual value guarantees.

The following table shows the balances of operating and finance lease right-of-use assets and lease liabilities.

(in thousands)	September 30, 2022	December 31, 2021
Operating leases:
Operating lease right-of-use assets	$25,006	$23,604
Operating lease liabilities	$26,744	$25,429
Finance leases:
Finance lease right-of-use assets	$512	$499
Accumulated amortization	(158)	(93)
Finance lease right-of-use assets, net[1]	$354	$406
Finance lease liabilities[2]	$365	$419
[1] Included in premises and equipment in the consolidated statements of condition.
[2] Included in borrowings and other obligations in the consolidated statements of condition.

The following table shows supplemental disclosures of noncash investing and financing activities for the periods presented.

	Nine months ended
(in thousands)	September 30, 2022	September 30, 2021
Right-of-use assets obtained in exchange for operating lease liabilities	$4,989	$2,376
Right-of-use assets obtained in exchange for finance lease liabilities	$41	$444

The following table shows components of operating and finance lease cost.

	Three months ended		Nine months ended
(in thousands)	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Operating lease cost	$1,328	$1,216	$3,907	$3,543
Variable lease cost	—	—	—	—
Total operating lease cost[1]	$1,328	$1,216	$3,907	$3,543
Finance lease cost:
Amortization of right-of-use assets[2]	$31	$31	$93	$65
Interest on finance lease liabilities[3]	1	1	2	1
Total finance lease cost	$32	$32	$95	$66
Total lease cost	$1,360	$1,248	$4,002	$3,609
[1] Included in occupancy and equipment expense in the consolidated statements of comprehensive income.
[2] Included in depreciation and amortization in the consolidated statements of comprehensive income.
[3] Included in interest on borrowings and other obligations in the consolidated statements of comprehensive income.
The following table shows the future minimum lease payments, weighted average remaining lease terms, and weighted average discount rates under operating and finance lease arrangements as of September 30, 2022. The discount rates used to calculate the present value of lease liabilities were based on the collateralized FHLB
Page-25

borrowing rates that were commensurate with lease terms and minimum payments on the lease commencement date.

(in thousands)	September 30, 2022
Year	Operating Leases	Finance Leases
2022	$1,369	$32
2023	5,236	125
2024	4,412	123
2025	3,676	76
2026	2,888	10
Thereafter	11,938	5
Total minimum lease payments	29,519	371
Amounts representing interest (present value discount)	(2,775)	(6)
Present value of net minimum lease payments (lease liability)	$26,744	$365
Weighted average remaining term (in years)	7.8	3.1
Weighted average discount rate	2.13%	0.94%
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

In 2012, Visa reached a $4.0 billion interchange multidistrict litigation class settlement agreement with plaintiffs representing a class of U.S. retailers. For the fiscal year ended September 30, 2022, Visa deposited an additional $600 million into the litigation escrow account to address claims of certain merchants who opted out of the Amended Settlement Agreement for a balance of $1.5 billion. Combined with funds previously deposited with the court, these funds are expected to cover the settlement payment obligations.

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
Page-26

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

As of September 30, 2022, we had four interest rate swap agreements, which are scheduled to mature in June 2031, October 2031, July 2032, and October 2037. All of our derivatives are accounted for as fair value hedges. The notional amounts of the interest rate contracts are equal to the notional amounts of the hedged loans. Our interest rate swap payments are settled monthly with counterparties. Accrued interest on the swaps totaled $519 at September 30, 2022 and $11 thousand at December 31, 2021. Information on our derivatives follows:

	Asset Derivatives		Liability Derivatives
(in thousands)	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021
Fair value hedges:
Interest rate contracts notional amount	$12,298	$—	$—	$13,037
Interest rate contracts fair value[1]	$649	$—	$—	$1,085
1 See Note 3, Fair Value of Assets and Liabilities, for valuation methodology.

The following table presents the carrying amount and associated cumulative basis adjustment related to the application of fair value hedge accounting that is included in the carrying amount of hedged assets as of September 30, 2022 and December 31, 2021.

	Carrying Amounts of Hedged Assets		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Loans
(in thousands)	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021
Loans	$11,519	$13,976	$(779)	$939

The following table presents the net losses recognized in interest income on loans on the consolidated statements of comprehensive income related to our derivatives designated as fair value hedges.

	Three months ended		Nine months ended
(in thousands)	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Interest and fees on loans [1]	$23,357	$24,027	$70,368	$66,117
Increase in fair value of designated interest rate swaps due to LIBOR interest rate movements	$547	$97	$1,734	$646
Payment on interest rate swaps	(19)	(93)	(169)	(278)
Decrease in fair value hedging adjustment of hedged loans	(538)	(94)	(1,718)	(631)
Decrease in value of yield maintenance agreement	(3)	(3)	(8)	(9)
Net losses on fair value hedging relationships recognized in interest income	$(13)	$(93)	$(161)	$(272)
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
Page-27

Offsetting of Financial Assets and Derivative Assets
		Gross Amounts	Net Amounts of	Gross Amounts Not Offset in
	Gross Amounts	Offset in the	Assets Presented	the Statements of Condition
	of Recognized	Statements of	in the Statements	Financial	Cash Collateral
(in thousands)	Assets	Condition	of Condition	Instruments	Received	Net Amount
September 30, 2022
Derivatives by Counterparty:
Counterparty A	$649	$—	$649	$(649)	$—	$—
December 31, 2021
Derivatives by Counterparty:
Counterparty A	$—	$—	$—	$—	$—	$—

Offsetting of Financial Liabilities and Derivative Liabilities
		Gross Amounts	Net Amounts of	Gross Amounts Not Offset in
	Gross Amounts	Offset in the	Liabilities Presented	the Statements of Condition
	of Recognized	Statements of	in the Statements	Financial	Cash Collateral
(in thousands)	Liabilities[1]	Condition	of Condition[1]	Instruments	Pledged	Net Amount
September 30, 2022
Derivatives by Counterparty:
Counterparty A	$—	$—	$—	$—	$—	$—
December 31, 2021
Derivatives by Counterparty:
Counterparty A	$1,085	$—	$1,085	$—	$(1,085)	$—
1 Amounts exclude accrued interest on swaps.
For more information on how we account for our interest rate swaps, refer to Note 1 to the Consolidated Financial Statements included in our 2021 Form 10-K filed with the SEC on March 15, 2022.

Note 10: Merger

Bancorp completed its merger and acquired all assets and assumed all liabilities of AMRB on August 6, 2021. The Merger expanded Bank of Marin's presence throughout the Greater Sacramento, Amador and Sonoma County Regions where AMRB had ten branches. The Merger added $297.8 million in investment securities, $419.4 million in loans and $790.0 million in deposits to Bank of Marin as of the merger date. Bancorp accounted for the Merger as a business combination under the acquisition method of accounting. The assets acquired and liabilities assumed, both tangible and intangible, were recorded at their fair values as of the merger date in accordance with ASC 805, Business Combinations.

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

The core deposit intangible ("CDI") represents the estimated future benefits of acquired deposits and is recorded separately from the related deposits. We recorded a core deposit intangible asset of $3.9 million related to the AMRB merger, of which $174 thousand and $537 thousand, respectively, were amortized in the three and nine month periods ended September 30, 2022. Amortization for both the three and nine month periods ended September 30, 2021 totaled $129 thousand. The CDI is amortized on an accelerated basis over an estimated ten-year life and is evaluated periodically for impairment. No impairment losses were recognized as of September 30, 2022 and September 30, 2021.
Page-28

Merger-related one time and conversion costs are recognized as incurred and continue until all systems have been converted and operational functions are fully integrated. Bancorp's merger-related costs reflected in the consolidated statements of comprehensive income are summarized in the following table.

	Three months ended		Nine months ended
(in thousands, unaudited)	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Personnel and severance	$—	$2,668	$393	$2,668
Professional services	—	1,778	67	1,979
Data processing	—	433	77	433
Other expense	—	263	321	279
Total merger-related one-time and conversion costs	$—	$5,142	$858	$5,359
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

In November 2020, the SEC issued Final Rule 33-10890, Management’s Discussion and Analysis, Selected Financial Data and Supplementary Financial Information, which modernized and simplified certain disclosure requirements of Regulation S-K. The update to Item 303 of Regulation S-K related to interim period disclosures beginning with the first quarter of 2022 allows registrants to compare the results of the most recently completed quarter to the results of either the immediately preceding quarter or the corresponding quarter of the preceding year. Management believes that comparing current quarter results to those of the immediately preceding quarter is more useful in identifying current business trends and provides a more meaningful comparison. Accordingly, we have compared the results for the three months ended September 30, 2022 and June 30, 2022 throughout the Management's Discussion and Analysis sections, where applicable.

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

Executive Summary
We generated record earnings of $12.2 million for the third quarter of 2022, compared to $11.1 million for the second quarter of 2022. Diluted earnings per share were $0.76 for the third quarter, compared to $0.69 for the preceding quarter. Earnings for the first nine months of 2022 totaled $33.7 million, compared to $23.5 million for the same period last year. Diluted earnings per share were $2.11 and $1.69 for the first nine months of 2022 and 2021, respectively. Certain periods of earnings presented were impacted by the costs associated with our acquisition of American River Bankshares ("AMRB"), the details of which are discussed in this report. In particular, non-GAAP diluted earnings per share for the first nine months of 2022 would have increased by 16 cents per share over 2021 without those costs (refer to page 34 for a discussion of this non-GAAP financial measure).

The following are highlights of our operating and financial performance for the periods presented:

•Return on average assets ("ROA") of 1.11% and return on average equity ("ROE") of 11.65% for the three months ended September 30, 2022, increased from 1.03% and 10.74% for the three months ended June 30, 2022. ROA of 1.04% and ROE of 10.65% for the nine months ended September 30, 2022 also compared favorably to the same period in 2021, with ROA of 0.96% and ROE of 8.40%.

•Our declining efficiency ratios quarter-over-quarter and year-over-year are a testament to the improved operating leverage of our larger post-merger organization. The efficiency ratios of 52.24% for the third quarter of 2022 and 55.60% year-to-date 2022 compared favorably to 55.73% and 65.65% for the second quarter of 2022 and year-to-date 2021, respectively. The improvement in both periods was primarily due to a significant increase in net interest income and reduced merger-related expenses in 2022.

•The third quarter tax-equivalent net interest margin improved 11 basis points over the preceding quarter from 3.05% to 3.16%, as rising interest rates positively impacted the Bank's earning asset portfolio while the cost of deposits remained flat. The tax-equivalent net interest margin for the first nine months of 2022 of 3.06% decreased 17 basis points from 3.23% for the same period in 2021. The decrease was largely due to higher average investment securities in proportion to the larger balance sheet in 2022, as compared to 2021. This shift was mostly the result of deposit growth in 2022 contributing to a larger investment portfolio and the assumption of AMRB's balance sheet with a lower loan-to-deposit ratio in the third quarter of 2021.

•Deposits increased by $94.2 million to $3.903 billion at September 30, 2022, compared to $3.809 billion at December 31, 2021. Non-interest bearing deposits made up 53% of total deposits as of September 30, 2022 versus 50% as of December 31, 2021, representing one of the strongest deposit franchises among peers. The cost of average deposits in the third quarter of 2022 was 0.06%, unchanged from the preceding quarter. The cost of average deposits in the first nine months of 2022 was 0.06%, a decrease from 0.07% in the same period of the prior year.

•Loan balances of $2.158 billion at September 30, 2022 decreased modestly from $2.256 billion at December 31, 2021, but increased $6.3 million excluding PPP loans. Year-to-date originations of $204.1 million in the first nine months of 2022 were double when compared to the first nine months of 2021 and included $52.2 million in the third quarter. Year-to-date payoffs were concentrated in expected construction project completions, borrowers’ sales of underlying commercial real estate, and third-party refinancing of acquired loans outside the Bank’s credit risk appetite.

Page-31

•Credit quality remains strong, with non-accrual loans representing 0.49% of total loans at September 30, 2022, compared to 0.37% at December 31, 2021. Classified loans totaled $33.4 million at September 30, 2022, compared to $36.2 million at December 31, 2021. Shortly after quarter end, non-accrual and classified loans decreased $7.1 million due to the resolution and payoff of a long-standing substandard credit.

•In the third quarter of 2022, there was a provision for credit losses on loans of $422 thousand and no provision for credit losses on unfunded commitments. The provision for credit losses on loans was primarily due to an increase in qualitative factors to account for the ongoing deterioration in the economic outlook not captured in the quantitative portion of the allowance.

•All capital ratios were above well-capitalized regulatory requirements. The total risk-based capital ratio for Bancorp was 15.1% at September 30, 2022, compared to 14.6% at December 31, 2021. Bancorp's tangible common equity to tangible assets was 7.5% at September 30, 2022, compared to 8.8% at December 31, 2021 (refer to footnote 4 on page 35 for a discussion of this non-GAAP financial measure). The total risk-based capital ratio for the Bank was 14.7% at September 30, 2022, compared to 14.4% at December 31, 2021. The Bank's tangible common equity to tangible assets was 7.3% at September 30, 2022, compared to 8.6% at December 31, 2021. Declines in the Bank's and Bancorp's tangible common equity were primarily related to a $78.0 million increase in after-tax unrealized losses on available-for-sale securities associated with interest rate increases since December 31, 2021, partially offset by earnings.

•Given the strength and durability of the Bank's financial performance, the Board of Directors declared a cash dividend of $0.25 per share on October 21, 2022, which represents the 70th consecutive quarterly dividend paid by Bancorp. The dividend is payable on November 14, 2022, to shareholders of record at the close of business on November 7, 2022.

Page-32

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

Reconciliation of GAAP and Non-GAAP Financial Measures

	Three months ended		Nine months ended
(in thousands, unaudited)	September 30, 2022	June 30, 2022	September 30, 2022	September 30, 2021
Net income
Net income (GAAP)	$12,174	$11,066	$33,705	$23,514
Merger-related one-time and conversion costs:
Personnel and severance	—	58	393	2,668
Professional services	—	—	67	1,979
Data processing	—	29	77	433
Other	—	224	321	279
Total merger costs before tax benefits	—	311	858	5,359
Income tax benefit of merger-related expenses	—	(92)	(254)	(1,239)
Total merger-related one-time and conversion costs, net of tax benefits	—	219	604	4,120
Comparable net income (non-GAAP)	$12,174	$11,285	$34,309	$27,634
Diluted earnings per share
Weighted average diluted shares	15,974	15,955	15,959	13,881
Diluted earnings per share (GAAP)	$0.76	$0.69	$2.11	$1.69
Merger-related one-time and conversion costs, net of tax benefits	—	0.02	0.04	0.30
Comparable diluted earnings per share (non-GAAP)	$0.76	$0.71	$2.15	$1.99
Return on average assets
Average assets	$4,334,842	$4,312,919	$4,330,968	$3,280,505
Return on average assets (GAAP)	1.11%	1.03%	1.04%	0.96%
Comparable return on average assets (non-GAAP)	1.11%	1.05%	1.06%	1.13%
Return on average equity
Average stockholders' equity	$414,619	$413,271	$423,073	$374,445
Return on average equity (GAAP)	11.65%	10.74%	10.65%	8.40%
Comparable return on average equity (non-GAAP)	11.65%	10.95%	10.84%	9.87%
Efficiency ratio
Non-interest expense (GAAP)	$18,678	$18,906	$56,959	$53,654
Merger-related expenses	—	(311)	(858)	(5,359)
Non-interest expense (non-GAAP)	$18,678	$18,595	$56,101	$48,295
Net interest income	$33,027	$31,197	$94,122	$74,318
Non-interest income	$2,723	$2,728	$8,318	$7,413
Efficiency ratio (GAAP)	52.24%	55.73%	55.60%	65.65%
Comparable efficiency ratio (non-GAAP)	52.24%	54.81%	54.76%	59.09%
Page-33

RESULTS OF OPERATIONS

Highlights of the financial results are presented in the following tables:

	Three months ended		Nine months ended
(dollars in thousands, except per share data)	September 30, 2022	June 30, 2022	September 30, 2022	September 30, 2021
Selected operating data:
Net interest income	$33,027	$31,197	$94,122	$74,318
Provision for (reversal of) credit losses on loans	422	—	(63)	(2,049)
Reversal of credit losses on unfunded loan commitments	—	—	(318)	(1,202)
Non-interest income	2,723	2,728	8,318	7,413
Non-interest expense	18,678	18,906	56,959	53,654
Net income	12,174	11,066	33,705	23,514
Net income per common share:
Basic	$0.76	$0.70	$2.12	$1.70
Diluted	$0.76	$0.69	$2.11	$1.69
Performance and other financial ratios:
Return on average assets	1.11%	1.03%	1.04%	0.96%
Return on average equity	11.65%	10.74%	10.65%	8.40%
Tax-equivalent net interest margin [1]	3.16%	3.05%	3.06%	3.23%
Cost of deposits	0.06%	0.06%	0.06%	0.07%
Efficiency ratio	52.24%	55.73%	55.60%	65.65%
Net (recoveries) charge-offs	$(2)	$8	$(3)	$(83)
Cash dividend payout ratio on common stock [2]	32.89%	34.29%	34.43%	41.18%

(dollars in thousands, except per share data)	September 30, 2022	December 31, 2021
Selected financial condition data:
Total assets	$4,348,653	$4,314,209
Loans, net	2,135,373	2,232,622
Deposits	3,902,710	3,808,550
Borrowings and other obligations	365	419
Stockholders' equity	396,592	450,368
Book value per share	24.74	28.27
Asset quality ratios:
Allowance for credit losses on loans to total loans	1.06%	1.02%
Allowance for credit losses on loans to total loans, excluding SBA PPP loans [3]	1.07%	1.07%
Allowance for credit losses on loans to non-performing loans	2.16x	2.75x
Non-accrual loans to total loans	0.49%	0.37%
Capital ratios:
Equity to total assets ratio	9.12%	10.44%
Tangible common equity to tangible assets [4]	7.45%	8.76%
Total capital (to risk-weighted assets)	15.06%	14.58%
Tier 1 capital (to risk-weighted assets)	14.21%	13.70%
Tier 1 capital (to average assets)	9.21%	8.85%
Common equity Tier 1 capital (to risk weighted assets)	14.21%	13.70%
[1] Tax-equivalent net interest margin is computed by dividing taxable equivalent net interest income, which is adjusted for taxable equivalent income on tax-exempt loans and securities based on Federal statutory rate of 21 percent, by total average interest-earning assets.

[2] Calculated as dividends on common shares divided by basic net income per common share.
[3] The allowance for credit losses on loans to total loans, excluding SBA-guaranteed PPP loans, is considered a meaningful non-GAAP financial measure, as it represents only those loans that were considered in the calculation of the allowance for credit losses on loans. SBA PPP loans at September 30, 2022 and December 31, 2021 totaled $7.6 million and $111.2 million, respectively.

[4] Tangible common equity to tangible assets is considered to be a meaningful non-GAAP financial measure of capital adequacy and is useful for investors to assess Bancorp's ability to absorb potential losses. Tangible common equity of $318 million and $371 million at September 30, 2022 and December 31, 2021, respectively, includes common stock, retained earnings and unrealized gains (losses) on available-for sale securities, net of tax, less goodwill and intangible assets. Tangible assets exclude goodwill and intangible assets of $78.2 million and $79.4 million at September 30, 2022 and December 31, 2021, respectively.

Page-34

Net Interest Income

Net interest income is the interest earned on loans, investments and other interest-earning assets minus the interest expense incurred on deposits and other interest-bearing liabilities. Net interest income is impacted by changes in general market interest rates and by changes in the composition of interest-earning assets and interest-bearing liabilities. Interest rate changes can create fluctuations in the net interest income and/or margin due to an imbalance in the timing of repricing and maturity of assets and liabilities. We manage interest rate risk exposure with the goal of minimizing the impact of interest rate volatility on net interest income. For more information, refer to Item 3. Quantitative and Qualitative Disclosure about Market Risk in this Form 10-Q.

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

	Three months ended			Three months ended
	September 30, 2022			June 30, 2022
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Interest-earning deposits with banks [1]	$94,963	$546	2.24%	$95,326	$180	0.75%
Investment securities [2,3]	1,875,660	9,875	2.11%	1,807,710	8,469	1.87%
Loans [1,3,4]	2,166,879	23,540	4.25%	2,194,810	23,522	4.24%
Total interest-earning assets [1]	4,137,502	33,961	3.21%	4,097,846	32,171	3.21%
Cash and non-interest-bearing due from banks	44,597			56,408
Bank premises and equipment, net	7,052			7,182
Interest receivable and other assets, net	145,691			151,483
Total assets	$4,334,842			$4,312,919
Liabilities and Stockholders' Equity
Interest-bearing transaction accounts	$293,296	$121	0.16%	$300,258	$53	0.07%
Savings accounts	341,468	32	0.04%	343,338	32	0.04%
Money market accounts	1,025,722	268	0.10%	1,076,912	438	0.16%
Time accounts including CDARS	142,341	128	0.36%	144,432	67	0.19%
Borrowings and other obligations [1]	337	1	0.93%	370	—	0.61%
Total interest-bearing liabilities	1,803,164	550	0.12%	1,865,310	590	0.13%
Demand accounts	2,069,476			1,984,629
Interest payable and other liabilities	47,583			49,709
Stockholders' equity	414,619			413,271
Total liabilities & stockholders' equity	$4,334,842			$4,312,919
Tax-equivalent net interest income/margin [1]		$33,411	3.16%		$31,581	3.05%
Reported net interest income/margin [1]		$33,027	3.12%		$31,197	3.01%
Tax-equivalent net interest rate spread			3.09%			2.98%

Page-35

	Nine months ended			Nine months ended
	September 30, 2022			September 30, 2021
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
(in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Interest-earning deposits with banks [1]	$140,114	$832	0.78%	$273,045	$274	0.13%
Investment securities [2,3]	1,770,882	25,214	1.90%	683,600	11,196	2.18%
Loans [1,3,4]	2,196,173	70,944	4.26%	2,117,631	66,665	4.15%
Total interest-earning assets [1]	4,107,169	96,990	3.11%	3,074,276	78,135	3.35%
Cash and non-interest-bearing due from banks	56,585			53,020
Bank premises and equipment, net	7,220			5,353
Interest receivable and other assets, net	159,994			147,856
Total assets	$4,330,968			$3,280,505
Liabilities and Stockholders' Equity
Interest-bearing transaction accounts	$296,239	$230	0.10%	$193,502	$119	0.08%
Savings accounts	342,704	93	0.04%	245,374	66	0.04%
Money market accounts	1,074,597	1,184	0.15%	784,313	1,015	0.17%
Time accounts including CDARS	144,807	209	0.19%	105,419	221	0.28%
Borrowings and other obligations [1]	368	2	0.71%	1,047	8	1.10%
Subordinated debenture [1,5]	—	—	—%	713	1,361	251.54%
Total interest-bearing liabilities	1,858,715	1,718	0.12%	1,330,368	2,790	0.28%
Demand accounts	1,999,433			1,531,564
Interest payable and other liabilities	49,747			44,128
Stockholders' equity	423,073			374,445
Total liabilities & stockholders' equity	$4,330,968			$3,280,505
Tax-equivalent net interest income/margin [1]		$95,272	3.06%		$75,345	3.23%
Reported net interest income/margin [1]		$94,122	3.02%		$74,318	3.19%
Tax-equivalent net interest rate spread			2.99%			3.07%
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

The following table presents the effects of changes in average balances (volume) or changes in average rates on tax-equivalent net interest income for the periods indicated. Volume variances are equal to the increase or decrease in average balances multiplied by prior period rates. Rate variances are equal to the increase or decrease in rates multiplied by prior period average balances. Mix variances are attributable to the change in yields or rates multiplied by the change in average balances, including one more day in the three months ended September 30, 2022 compared to June 30, 2022.
Page-36

	Three Months Ended September 30, 2022 Compared to Three Months Ended June 30, 2022				Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021
(in thousands)	Volume	Yield/Rate	Mix	Total	Volume	Yield/Rate	Mix	Total
Interest-earning deposits with banks	$(1)	$361	$6	$366	$(133)	$1,345	$(654)	$558
Investment securities [1]	318	1,048	40	1,406	17,808	(1,462)	(2,328)	14,018
Loans [1]	(299)	63	254	18	2,473	1,742	64	4,279
Total interest-earning assets	18	1,472	300	1,790	20,148	1,625	(2,918)	18,855
Interest-bearing transaction accounts	(1)	70	(1)	68	63	31	17	111
Savings accounts	—	—	—	—	26	1	—	27
Money market accounts	(21)	(160)	11	(170)	376	(151)	(56)	169
Time accounts, including CDARS	(1)	61	1	61	83	(69)	(26)	(12)
Borrowings and other obligations	—	—	1	1	(6)	(3)	3	(6)
Subordinated debenture [2]	—	—	—	—	—	(1,361)	—	(1,361)
Total interest-bearing liabilities	(23)	(29)	12	(40)	542	(1,552)	(62)	(1,072)
Changes in tax-equivalent net interest income	$41	$1,501	$288	$1,830	$19,606	$3,177	$(2,856)	$19,927
[1] Yields and interest income on tax-exempt securities and loans are presented on a taxable-equivalent basis using the federal statutory rate of 21%.
[2] Nine months ended September 30, 2021 includes $1.3 million in accelerated discount accretion from the early redemption of our last subordinated debenture on March 15, 2021.
Third Quarter of 2022 Compared to the Second Quarter of 2022

Net interest income totaled $33.0 million in the third quarter of 2022, compared to $31.2 million in the second quarter of 2022. The $1.8 million increase from the prior quarter was primarily attributable to higher average balances and yields on investment securities. In addition, higher interest rates increased income from other interest-earning assets while the cost of interest-bearing liabilities went down slightly.
The tax-equivalent net interest margin was 3.16% in the third quarter of 2022, compared to 3.05% in the second quarter of 2022. The increase from the prior quarter was primarily due to continued deployment of cash into higher yielding investment securities and higher yields on loans and Federal Reserve balances, partially offset by lower interest and fee income on PPP loans and lower construction loan balances. The average yield on the investment portfolio increased 24 basis points in the third quarter.

First Nine Months of 2022 Compared to the First Nine Months of 2021

Net interest income totaled $94.1 million for the nine months ended September 30, 2022, compared to $74.3 million for the same period in the prior year. The $19.8 million increase from the prior year was primarily due to the larger balance sheet resulting from the AMRB acquisition and deposit growth. The Bank also benefited from its asset sensitivity in the rising interest rate environment. Additionally, 2021 included a $1.3 million accelerated discount from the early redemption of a subordinated debenture.

The tax-equivalent net interest margin was 3.06% in the nine months ended September 30, 2022, compared to 3.23% in the same period in the prior year. The decrease resulted from a higher proportion of investment securities in the larger balance sheet associated with the acquisition and AMRB's lower loan-to-deposit ratio. Additionally, other deposit growth over the period contributed to the larger investment portfolio. Reductions were partially offset by the shift to a higher percentage of non-PPP loans within the loan portfolio and the absence of a subordinated debenture that was redeemed in 2021.

Market Interest Rates

Market interest rates are, in part, based on the target federal funds interest rate (the interest rate banks charge each other for short-term borrowings) implemented by the Federal Reserve Open Market Committee ("FOMC").

In response to economic risks posed by the COVID-19 pandemic, the FOMC made two emergency cuts totaling 150 basis points to the federal funds rate in March 2020. The federal funds target rate range resided between 0.0% and 0.25% after March 15, 2020 through the beginning of 2022, putting downward pressure on our asset yields and net interest margin through early 2022. In its March 16, 2022 meeting, the FOMC raised the target federal funds by 25 basis points followed by a 50 basis point increase on May 4, 2022. Continued evolving economic risks exacerbated by global economic contraction and international political unrest have resulted in oil shortages and other supply chain disruptions, and elevated inflation. In response, the FOMC increased the federal funds rate by 75 basis
Page-37

points four additional times this year effective June 16, 2022, July 28, 2022, September 21, 2022, and November 2, 2022 to a range of 3.75% - 4.00%. It is widely anticipated that additional increases in the target range will occur in 2022. Our net interest margin should benefit from a rising interest rate environment. See ITEM 3. Quantitative and Qualitative Disclosure about Market Risk for further information.

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

The following table shows the activity for the periods presented.

	Three months ended		Nine months ended
(dollars in thousands)	September 30, 2022	June 30, 2022	September 30, 2022	September 30, 2021
Provision for (reversal of) credit losses on loans	$422	$—	$(63)	$(2,049)

We recorded a $422 thousand provision for credit losses on loans in the third quarter. The provision was due primarily to an increase in qualitative factors to account for the ongoing deterioration in the economic outlook not captured in the quantitative portion of the allowance.

There was no provision made to the allowance for credit losses on loans in the second quarter. An improvement in the California unemployment rate forecast decreased the quantitative portion of estimated credit losses while ongoing supply chain issues, inflation and recession risks increased qualitative factors.

The net provision reversal for the first nine months in 2022 resulted from a provision reversal in the first quarter due to improvements in the economic forecasts, partially offset by the provision in the third quarter as discussed above. The provision reversal for the first nine months in 2021 was primarily due to continued improvements in the forecasted California unemployment rates at the time, partially offset by a provision in the third quarter related to the purchased AMRB loans without credit deterioration.

Loans designated special mention, which are not considered adversely classified, decreased year-to-date by $9.1 million to $64.2 million at September 30, 2022 from $73.3 million at December 31, 2021. The decrease was largely due to $30.1 million in upgrades to pass risk ratings because of the borrowers' improved financial condition, which was partially offset by $26.1 million in downgrades from pass to special mention. Additionally, there were $3.6 million in downgrades from special mention to substandard and $2.1 million in paydowns and payoffs.

Classified assets (loans with risk ratings of substandard or doubtful) totaled $33.3 million at September 30, 2022, compared to $36.1 million at December 31, 2021. The $2.8 million decrease was primarily due to $5.2 million in upgrades to pass risk rating and $3.2 million in paydowns and payoffs. These decreases were partially offset by $1.4 million in commercial loans to one borrowing relationship that were downgraded from special mention to substandard (comprised of $3.6 million as of December 31, 2021, net of $2.3 million in paydowns 2022) and the downgrade of two well-secured owner occupied commercial real estate loans totaling $2.3 million. Classified loans also included one $101 thousand loan acquired from AMRB with a doubtful risk rating as of September 30, 2022 and December 31, 2021, which is well-secured by real estate collateral.

The ratio of allowance for credit losses on loans to total loans was 1.06% and 1.02% at September 30, 2022 and December 31, 2021, respectively. Non-accrual loans increased $2.2 million to $10.6 million, or 0.49% of total loans at September 30, 2022 from $8.4 million, or 0.37% of total loans at December 31, 2021. The increase was mainly due to the $3.0 million in non-accrual loans designated during 2022, partially offset by the removal of a $695 thousand commercial real estate loan from non-accrual status and paydowns of $88 thousand. Over 90% of the non-accrual loans as of September 30, 2022 were well secured by commercial real estate. In addition, subsequent to quarter end, $7.1 million of the substandard non-accrual loans paid off.

For more information, refer to Note 5 to the consolidated financial statements in this Form 10-Q.
Page-38

Non-interest Income

The following table details the components of non-interest income.

	Three months ended		Amount Change	Percent Change
(dollars in thousands)	September 30, 2022	June 30, 2022
Wealth Management and Trust Services	$507	$630	$(123)	(19.5)%
Debit card interchange fees, net	502	531	(29)	(5.5)%
Service charges on deposit accounts	535	465	70	15.1%
Earnings on bank-owned life insurance, net	222	298	(76)	(25.5)%
Dividends on Federal Home Loan Bank stock	251	249	2	0.8%
Merchant interchange fees, net	141	149	(8)	(5.4)%
Losses on sale of investment securities, net	(63)	—	(63)	NM
Other income	628	406	222	54.7%
Total non-interest income	$2,723	$2,728	$(5)	(0.2)%
NM - not meaningful

	Nine months ended		Amount Change	Percent Change
(dollars in thousands)	September 30, 2022	September 30, 2021
Wealth Management and Trust Services	$1,737	$1,615	$122	7.6%
Debit card interchange fees, net	1,538	1,268	270	21.3%
Service charges on deposit accounts	1,488	1,062	426	40.1%
Earnings on bank-owned life insurance, net	933	1,892	(959)	(50.7)%
Dividends on Federal Home Loan Bank stock	759	505	254	50.3%
Merchant interchange fees, net	430	247	183	74.1%
(Losses) gains on sale of investment securities, net	(63)	1	(64)	NM
Other income	1,496	823	673	81.8%
Total non-interest income	$8,318	$7,413	$905	12.2%
NM - not meaningful

Third Quarter of 2022 Compared to the Second Quarter of 2022

Non-interest income totaled $2.7 million in the third quarter of 2022, substantially unchanged from the preceding quarter. The reduction in Wealth Management and Trust Services income related to stock market volatility and losses on investment securities sold were generally offset by increased fees for off-balance sheet deposits within other income. The $63 thousand loss on sale of investment securities was related to the sale of short-term municipal bonds. The sales proceeds were reinvested into higher yielding securities with an expected loss earnback period of less than four months.

First Nine Months of 2022 Compared to the First Nine Months of 2021

Non-interest income totaled $8.3 million in the nine months ended September 30, 2022, compared to $7.4 million in the same period of the prior year. The $905 thousand improvement from the prior year period was mostly attributable to higher activity associated with the AMRB acquisition and higher fees on deposit balances held off balance sheet with deposit networks, partially offset by a decrease in benefits year-over-year associated with bank-owned life insurance payments.

Page-39

Non-interest Expense

The following table details the components of non-interest expense.

	Three months ended		Amount Change	Percent Change
(dollars in thousands)	September 30, 2022	June 30, 2022
Salaries and related benefits	$10,557	$10,341	$216	2.1%
Occupancy and equipment	1,941	1,891	50	2.6%
Data processing	1,093	1,199	(106)	(8.8)%
Professional services	736	665	71	10.7%
Information technology	573	468	105	22.4%
Depreciation and amortization	414	393	21	5.3%
Amortization of core deposit intangible	370	374	(4)	(1.1)%
Federal Deposit Insurance Corporation insurance	300	296	4	1.4%
Directors' expense	233	294	(61)	(20.7)%
Charitable contributions	49	511	(462)	(90.4)%
Other real estate owned	350	3	347	NM
Other non-interest expense
Advertising	221	221	—	—%
Other expense	1,841	2,250	(409)	(18.2)%
Total other non-interest expense	2,062	2,471	(409)	(16.6)%
Total non-interest expense	$18,678	$18,906	$(228)	(1.2)%

NM - Not Meaningful

	Nine months ended		Amount Change	Percent Change
(dollars in thousands)	September 30, 2022	September 30, 2021
Salaries and related benefits	$32,446	$31,223	$1,223	3.9%
Occupancy and equipment	5,739	5,373	366	6.8%
Data processing	3,569	3,252	317	9.7%
Professional services	2,314	4,321	(2,007)	(46.4)%
Information technology	1,519	1,105	414	37.5%
Depreciation and amortization	1,259	1,279	(20)	(1.6)%
Amortization of core deposit intangible	1,124	742	382	51.5%
Federal Deposit Insurance Corporation insurance	886	597	289	48.4%
Directors' expense	838	660	178	27.0%
Charitable contributions	605	497	108	21.7%
Other real estate owned	355	—	355	NM
Other non-interest expense
Advertising	789	603	186	30.8%
Other expense	5,516	4,002	1,514	37.8%
Total other non-interest expense	6,305	4,605	1,700	36.9%
Total non-interest expense	$56,959	$53,654	$3,305	6.2%

NM - Not Meaningful

Third Quarter of 2022 Compared to the Second Quarter of 2022

Non-interest expense totaled $18.7 million in the third quarter of 2022, compared to $18.9 million in the prior quarter. The decrease from the prior quarter was primarily from $462 thousand less in charitable contributions due to the annual distribution of grant funding related to the Bank's corporate giving program primarily occurring in the second quarter. In addition, the third quarter included a partial reversal of a vendor contract termination fee accrual originally recorded in the second quarter, for a net quarter-over-quarter effect of $200 thousand. These decreases were partially offset by a $345 thousand valuation adjustment to other real estate owned.

First Nine Months of 2022 Compared to the First Nine Months of 2021

Almost all expense categories increased over 2021 due primarily to a full nine months of operating expenses attributable to the 2021 AMRB acquisition. In addition, salaries and benefits reflected annual merit and other incentive increases, data processing and information technology expenses were elevated due to the systems conversions associated with the merger and systems upgrades in 2022, and other expense reflected higher
Page-40

recruiting fees. These increases were partially offset by a $2.0 million decrease in professional services expense, as 2021 included merger-related legal and other professional fees.

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

The provision for income taxes for the third quarter of 2022 totaled $4.5 million at an effective tax rate of 26.9%, compared to $4.0 million at an effective tax rate of 26.3% in the prior quarter. The provision for income taxes for the first nine months of 2022 totaled $12.2 million at an effective tax rate of 26.5%, compared to $7.8 million at an effective tax rate of 24.9% for the first nine months of 2021. The increase in the provision in the third quarter of 2022 reflected higher pre-tax income as compared to the prior quarter. The 160 basis point increase in the effective tax rate in the first nine months of 2022 as compared to the same period in 2021 was primarily due to lower BOLI income in 2022 and a higher level of tax benefits in 2021 from the disqualifying dispositions of incentive stock options, partially offset by the non-deductible merger expenses incurred in 2021.

We file a consolidated return in the U.S. Federal tax jurisdiction and a combined return in the State of California tax jurisdiction. There were no ongoing federal or state income tax examinations at the issuance of this report. At September 30, 2022, neither the Bank nor Bancorp had accruals for interest nor penalties related to unrecognized tax benefits.

FINANCIAL CONDITION SUMMARY

Cash, Cash Equivalents and Restricted Cash

Total cash, cash equivalents and restricted cash were $185.6 million at September 30, 2022, compared to $347.6 million at December 31, 2021. The $162.0 million decrease was primarily due to the deployment of funds into investment securities, as noted below. Cash and cash equivalents do not include $11.3 million and $173.1 million in one-way sale transfers of deposits to third-party deposit networks as part of our liquidity management at September 30, 2022 and December 31, 2021, respectively.

Investment Securities

The investment securities portfolio totaled $1.772 billion at September 30, 2022, an increase of $262.6 million from December 31, 2021. The increase was primarily due to purchases of $537.2 million to deploy excess cash into interest earning assets in a more favorable interest rate environment in 2022, partially offset by paydowns, sales, maturities and calls of $156.7 million. Additionally, the unrealized losses on available-for-sale securities increased $97.0 million as a result of higher interest rates in the first nine months of 2022. In March 2022, we transferred $357.5 million securities at fair value from available-for-sale to held-to-maturity to reduce the effect of future rate increases on the available-for-sale portfolio mark-to-market, other comprehensive income and equity. See Note 4, Investment Securities, for additional information.

Page-41

The following table summarizes our investment in obligations of state and political subdivisions at September 30, 2022 and December 31, 2021.

	September 30, 2022			December 31, 2021
(dollars in thousands)	Amortized Cost	Fair Value	% of Total State and Political Subdivisions	Amortized Cost	Fair Value	% of Total State and Political Subdivisions
Within California:
General obligation bonds	$25,831	$20,560	14.3%	$25,036	$25,020	14.2%
Revenue bonds	3,722	2,961	2.1	5,249	5,185	3.0
Tax allocation bonds	—	—	—	503	510	0.3
Total within California	29,553	23,521	16.4	30,788	30,715	17.5
Outside California:
General obligation bonds	122,244	103,209	68.0	117,278	121,303	66.5
Revenue bonds	27,978	22,614	15.6	28,146	29,272	16.0
Total outside California	150,222	125,823	83.6	145,424	150,575	82.5
Total obligations of state and political subdivisions	$179,775	$149,344	100.0%	$176,212	$181,290	100.0%
Percent of investment portfolio	9.6%	9.1%		11.7%	12.0%

Of the total investment in obligations of state and political subdivisions, the largest concentrations outside of California are in Texas (39.7%), Washington (14.4%) and Wisconsin (8.9%). Our investment in obligations issued by municipal issuers in Texas are either guaranteed by the AAA-rated Texas Permanent School Fund ("PSF") or backed by revenue sources from essential services (such as utilities and transportation). We have $6.0 million in obligations of Texas school district issuers having high concentrations in oil and gas industry taxpayers and all of them have credit guarantees from PSF.

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

Loans

During the first nine months of 2022, loans decreased by $97.3 million and totaled $2.158 billion at September 30, 2022, primarily due to $103.6 million in PPP loans forgiven and paid off. New non-PPP related loan originations totaled $204.1 million in the first nine months of 2022. Non-PPP loan payoffs were $204.2 million in the first nine months of 2022. These payoffs reflected construction project completions, borrowers' sales of underlying real estate and business assets and third-party refinancing of acquired loans outside the Bank's credit risk appetite.

As of September 30, 2022, there were 42 PPP loans outstanding totaling $7.6 million (net of $161 thousand in unrecognized fees and costs), compared to 368 loans outstanding December 31, 2021 for a total of $111.2 million (net of $2.5 million in unrecognized fees and costs). In the first nine months of 2022, Bank of Marin recognized $2.3 million in PPP fees, net of costs, compared to $6.6 million in the same period of 2021.

As of the date of this report, there were no loans benefiting from payment relief under the provisions of the 2020 CARES Act. During the onset of the pandemic, Bank of Marin granted payment relief for 269 loans totaling $402.9 million. Of the three loans outstanding for $23.6 million as of June 30, 2022, one resumed payments and was removed from payment relief prior to September 30, 2022, and the others paid off in early October.

Page-42

Liabilities

During the first nine months of 2022, total liabilities increased by $88.2 million to $3.952 billion. Deposits increased $94.2 million in the first nine months of 2022 to $3.903 billion. Non-interest bearing deposits increased $141.7 million while money market deposits decreased $41.7 million in the first nine months of 2022. The decrease in money market deposits was primarily due to seasonal fluctuations in some of our large clients' business accounts. The net increase in total deposits was primarily due to the replacement of expected deposit outflows with deposits held off balance sheet. Additionally, as part of our liquidity management, the Bank maintained $11.3 million in deposits off-balance sheet with deposit networks at September 30, 2022, compared to $173.1 million at December 31, 2021. Non-interest bearing deposits represented 52.6% of total deposits at September 30, 2022, compared to 50.2% at December 31, 2021. The average cost of deposits was 0.06% in the first nine months of 2022 compared to 0.07% in the same period of 2021.

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

Management reviews capital ratios on a regular basis and produces a five-year capital plan semi-annually to ensure that capital exceeds the prescribed regulatory minimums and is adequate to meet our anticipated future needs.  Stress tests are performed on capital ratios and include scenarios such as additional unrealized losses on the investment portfolio, additional deposit growth and potential share repurchases. For all periods presented, the Bank’s ratios exceed the regulatory definition of “well capitalized” under the regulatory framework for prompt corrective action and Bancorp’s ratios exceed the required minimum ratios to be considered a well-capitalized bank holding company. In addition, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action as of September 30, 2022. There are no conditions or events since that notification that management believes have changed the Bank’s categories and we expect the Bank to remain well capitalized for prompt corrective action purposes.

Tangible common equity to tangible assets was 7.5% at September 30, 2022, compared to 8.8% at December 31, 2021 for Bancorp and 7.3% at September 30, 2022, compared to 8.6% at December 31, 2021 for the Bank (refer to footnote 4 on page 35 for a discussion of this non-GAAP financial measure). Declines in the Bank's and Bancorp's tangible common equity ratios were primarily related to a $78.0 million increase in after-tax unrealized losses on available-for-sale securities associated with interest rate increases since December 31, 2021, partially offset by earnings. As mentioned above, our substantial liquidity position enabled us to transfer $357.5 million of securities at fair value from available-for-sale to held-to-maturity in March 2022, to reduce the effect of future rate increases on other comprehensive income and equity.

Page-43

The Bancorp’s and Bank’s capital adequacy ratios as of September 30, 2022 and December 31, 2021 are presented in the following tables.

Capital Ratios for Bancorp (dollars in thousands)	Actual Ratio		Adequately Capitalized Threshold			Ratio to be a Well Capitalized Bank Holding Company
September 30, 2022	Amount	Ratio	Amount		Ratio	Amount		Ratio
Total Capital (to risk-weighted assets)	$422,110	15.06%		$294,306	≥ 10.50%		$280,292	≥ 10.00%
Tier 1 Capital (to risk-weighted assets)	$398,412	14.21%		$238,248	≥ 8.50%		$224,233	≥ 8.00%
Tier 1 Capital (to average assets)	$398,412	9.21%		$172,967	≥ 4.00%		$216,209	≥ 5.00%
Common Equity Tier 1 (to risk-weighted assets)	$398,412	14.21%		$196,204	≥ 7.00%		$182,190	≥ 6.50%
December 31, 2021
Total Capital (to risk-weighted assets)	$397,101	14.58%	≥ $	286,035	≥ 10.50%	≥ $	272,414	≥ 10.00%
Tier 1 Capital (to risk-weighted assets)	$373,286	13.70%	≥ $	231,552	≥ 8.50%	≥ $	217,931	≥ 8.00%
Tier 1 Capital (to average assets)	$373,286	8.85%	≥ $	168,750	≥ 4.00%	≥ $	210,937	≥ 5.00%
Common Equity Tier 1 (to risk-weighted assets)	$373,286	13.70%	≥ $	190,690	≥ 7.00%	≥ $	177,069	≥ 6.50%

Capital Ratios for the Bank (dollars in thousands)	Actual Ratio		Adequately Capitalized Threshold			Ratio to be Well Capitalized under Prompt Corrective Action Provisions
September 30, 2022	Amount	Ratio	Amount		Ratio	Amount		Ratio
Total Capital (to risk-weighted assets)	$413,236	14.74%		$294,282	≥ 10.50%		$280,269	≥ 10.00%
Tier 1 Capital (to risk-weighted assets)	$389,538	13.90%		$238,228	≥ 8.50%		$224,215	≥ 8.00%
Tier 1 Capital (to average assets)	$389,538	9.01%		$172,957	≥ 4.00%		$216,197	≥ 5.00%
Common Equity Tier 1 (to risk-weighted assets)	$389,538	13.90%		$196,188	≥ 7.00%		$182,175	≥ 6.50%
December 31, 2021
Total Capital (to risk-weighted assets)	$390,924	14.35%	≥ $	286,009	≥ 10.50%	≥ $	272,390	≥ 10.00%
Tier 1 Capital (to risk-weighted assets)	$367,109	13.48%	≥ $	231,531	≥ 8.50%	≥ $	217,912	≥ 8.00%
Tier 1 Capital (to average assets)	$367,109	8.70%	≥ $	168,724	≥ 4.00%	≥ $	210,905	≥ 5.00%
Common Equity Tier 1 (to risk-weighted assets)	$367,109	13.48%	≥ $	190,673	≥ 7.00%	≥ $	177,053	≥ 6.50%

Liquidity and Capital Resources

The goal of liquidity management is to provide adequate funds to meet loan demand and to fund operating activities and deposit withdrawals. We accomplish this goal by maintaining an appropriate level of liquid assets and formal lines of credit with the FHLB, FRBSF and correspondent banks that enable us to borrow funds as discussed in Note 6 to the Consolidated Financial Statements in ITEM 1 of this report. Our Asset Liability Management Committee ("ALCO"), which is comprised of independent Bank directors and the Bank's Chief Executive Officer, is responsible for approving and monitoring our liquidity targets and strategies, which are subject to projection and stress testing over a two-year horizon. ALCO has adopted a contingency funding plan that provides early detection of potential liquidity issues in the market or the Bank and institutes prompt responses that may prevent or alleviate a potential liquidity crisis. Management monitors liquidity daily and regularly adjusts our position based on current and future liquidity needs. We also have relationships with third-party deposit networks and can adjust the placement of our deposits via reciprocal or one-way sales as part of our cash management strategy. We maintained $11.3 million in one-way-sale deposits off-balance sheet with deposit networks at September 30, 2022, compared to $173.1 million at December 31, 2021.

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
Page-44

convenience, rates paid to customers, and our financial strength. The cash cycles and unique business activities of some of our large commercial depositors may cause short-term fluctuations in their deposit balances held with us.

Our cash and cash equivalents decreased $162.0 million in the first nine months of 2022. Significant uses of liquidity during 2022 were $537.2 million in investment securities purchased, $11.7 million in cash dividends paid on common stock to our shareholders, and $1.2 million in common stock repurchases. Refer to the Consolidated Statement of Cash Flows in this Form 10-Q for additional information on our sources and uses of liquidity. Management anticipates that our current strong liquidity position and core deposit base are adequate to fund our operations.

The most significant source of liquidity during the first nine months of 2022 was proceeds from principal paydowns, maturities, sales and calls of investment securities of $156.7 million, loans collected (net of loan originations) of $97.9 million, a net increase in deposits of $94.2 million (primarily related to $162 million of one-way sell deposits brought back on the balance sheet that were previously placed in third-party deposit networks), and $39.0 million in net cash provided by operating activities.

Undrawn credit commitments, as discussed in Note 8 to the Consolidated Financial Statements in this Form 10-Q, totaled $561.7 million at September 30, 2022. We expect to fund these commitments to the extent utilized primarily through the repayment of existing loans, deposit growth and liquid assets. Over the next twelve months, $106.2 million of time deposits will mature. We expect to replace these funds with new deposits or excess liquidity. Our emphasis on local deposits, combined with our liquid investment portfolio, provides a very stable funding base. While we had no borrowings under our credit facilities at September 30, 2022 or December 31, 2021, as discussed in Note 6 to the Consolidated Financial Statements in ITEM 1 of this report, the available credit lines with FHLB and FRB SF have declined by $97.5 million from December 31, 2021 to September 30, 2022, primarily because the rising market interest rates in the first nine months of 2022 have unfavorably affected the market value of the loans collateralizing these lines.

Since Bancorp is a holding company and does not conduct regular banking operations, its primary sources of liquidity are dividends from the Bank. Under the California Financial Code, payment of a dividend from the Bank to Bancorp without advance regulatory approval is restricted to the lesser of the Bank’s retained earnings or the amount of the Bank’s net profits from the previous three fiscal years less the amount of dividends paid during that period. The primary uses of funds for Bancorp are shareholder dividends and ordinary operating expenses.  Bancorp held $8.8 million in cash at September 30, 2022, which is expected to be sufficient to cover Bancorp's operational needs and cash dividends to shareholders through 2022. Management anticipates that there will be sufficient earnings at the Bank to provide dividends to Bancorp to meet its funding requirements for the foreseeable future.

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

ALCO and the Board of Directors review our exposure to interest rate risk at least quarterly. We use simulation models to measure interest rate risk and to evaluate strategies to improve profitability. A simplified statement of condition is prepared on a quarterly basis as a starting point, using instrument level data of our actual loans,
Page-45

investments, borrowings and deposits as inputs. If potential changes to net equity value and net interest income resulting from hypothetical interest rate changes are not within the limits established by the Board of Directors, management may adjust the asset and liability mix to bring the risk position within approved limits or take other actions. At September 30, 2022, interest rate risk was within policy guidelines established by ALCO and the Board. One set of interest rates modeled and evaluated against flat interest rates and a static balance sheet is a series of immediate parallel shifts in the yield curve. Our most recent analysis of our interest rate sensitivity is provided in the following table as an example rather than an expectation of likely interest rate movements.

Immediate and Parallel Shift in Interest Rates (in basis points)	Estimated Change in Net Interest Income in Year 1, as percent of Net Interest Income	Estimated Change in Net Interest Income in Year 2, as percent of Net Interest Income
up 400	0.6%	9.0%
up 300	0.6%	7.2%
up 200	0.6%	5.2%
up 100	0.6%	3.2%
down 100	(4.1)%	(5.7)%
down 200	(8.5)%	(11.6)%

Asset sensitivity decreased over the prior quarter due to loan growth, higher yielding bond purchases and an increase in the average interest-bearing deposit beta from 26% to 28%. Interest rate sensitivity is a function of the repricing characteristics of our assets and liabilities. The Bank runs a combination of scenarios and sensitivities to capture the range of interest rate risk including the simulations mentioned above. As with any simulation model or other method of measuring interest rate risk, limitations are inherent in the process and dependent on assumptions. For example, if we choose to pay interest on certain business deposits that are currently non-interest bearing, causing those deposits to become rate sensitive in the future, we would become less asset sensitive than the model currently indicates. Additionally, assets and liabilities may react differently to changes in market interest rates in terms of both timing and responsiveness to market rate movements. Important deposit modeling assumptions include the speed of deposit run-off and the amount by which interest-bearing deposit rates increase or decrease when market interest rates change, otherwise known as the deposit beta. The actual rates and timing of prepayments on loans and investment securities could vary significantly from the assumptions applied in the various scenarios. Lastly, uneven changes in different tenors of U.S. Treasury rates that result in changes to the shape of the yield curve could produce different results from those presented in the table. Accordingly, the results presented should not be relied upon as indicative of actual results in the event of changing market interest rates.

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

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2022, there were no significant changes that materially affected, or are reasonably likely to affect, our internal control over financial reporting. The term internal control over financial
Page-46

reporting, as defined by Rule 15d-15(f) of the Act, is a process designed by, or under the supervision of, the issuer's principal executive and principal financial officers, or persons performing similar functions, and effected by the issuer's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

During the nine months ended September 30, 2022, Bancorp repurchased 23,275 shares at an average price of $37.64 per share for a total cost of $877 thousand. The last activity under the program was in the first quarter of 2022. Cumulative shares repurchased under the current program totaled 618,991 shares at an average price of $36.04 per share, with $34.7 million outstanding as of September 30, 2022.

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

Bank of Marin Bancorp
(registrant)

November 8, 2022	/s/ Timothy D. Myers
Date	Timothy D. Myers
President and Chief Executive Officer
(Principal Executive Officer)

November 8, 2022	/s/ Tani Girton
Date	Tani Girton
Executive Vice President &
Chief Financial Officer
(Principal Financial Officer)

November 8, 2022	/s/ David A. Merck
Date	David A. Merck
First Vice President & Controller
(Principal Accounting Officer)

Page-49