Form 10-K
period 2022-12-31
Bank of Marin Bancorp
filed 2023-03-16
CIK 1403475

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

(Mark One)
 ☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.            ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b).                                              ☐

Indicate by check mark if the registrant is a shell company, as defined in Rule 12b-2 of the Exchange Act. Yes   ☐         No  ☒

As of June 30, 2022, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the voting common equity held by non-affiliates, based upon the closing price per share of the registrant's common stock as reported by the Nasdaq, was approximately $482 million. For the purpose of this response, directors and certain officers of the Registrant are considered affiliates at that date.

As of February 28, 2023, there were 16,056,334 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on May 23, 2023 are incorporated by reference into Part III.

TABLE OF CONTENTS

PART I		Page-4
Forward-Looking Statements		Page-4
ITEM 1.	BUSINESS	Page-4
ITEM 1A.	RISK FACTORS	Page-12
ITEM 1B.	UNRESOLVED STAFF COMMENTS	Page-21
ITEM 2.	PROPERTIES	Page-21
ITEM 3.	LEGAL PROCEEDINGS	Page-21
ITEM 4.	MINE SAFETY DISCLOSURES	Page-21
PART II		Page-22
ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	Page-22
ITEM 6.	[RESERVED]	Page-23
ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	Page-23
	Forward-Looking Statements	Page-23
	Critical Accounting Estimates	Page-23
RESULTS OF OPERATIONS
	Financial Highlights	Page-26
	Executive Summary	Page-27
	Net Interest Income	Page-30
	Provision for Credit Losses	Page-32
	Non-Interest Income	Page-32
	Non-Interest Expense	Page-33
	Provision for Income Taxes	Page-34
	FINANCIAL CONDITION	Page-34
	Investment Securities	Page-34
	Loans	Page-37
	Allowance for Credit Losses	Page-40
	Other Assets	Page-43
	Deposits	Page-44
	Borrowings	Page-44
	Deferred Compensation Obligations	Page-45
	Capital Adequacy	Page-45
	Liquidity and Capital Resources	Page-45
ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	Page-46
ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Page-48
	Report of Independent Registered Public Accounting Firm	Page-48
	Management's Report on Internal Control over Financial Reporting	Page-51
	Consolidated Statements of Condition	Page-52
	Consolidated Statements of Comprehensive (Loss) Income	Page-53
	Consolidated Statements of Changes in Stockholders' Equity	Page-54
	Consolidated Statements of Cash Flows	Page-55
	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	Page-56
	Note 1: Summary of Significant Accounting Policies	Page-56
	Note 2: Investment Securities	Page-69
	Note 3: Loans and Allowance for Credit Losses	Page-74

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

Important factors that could cause results or performance to differ materially from those expressed in our prior forward-looking statements are detailed in ITEM 1A, Risk Factors section of this report. Forward-looking statements speak only as of the date they are made. Bancorp undertakes no obligation to release publicly the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances that occur after the date the forward-looking statements are made or to reflect the occurrence of unanticipated events.

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

Virtually all of our business is conducted through Bancorp's subsidiary, Bank of Marin, which is headquartered in Novato, California. In addition to our headquarters and a regional office in the Greater Sacramento region, we operate 31 retail branches and 8 commercial banking offices across 10 counties - Alameda, Amador, Contra Costa, Marin, Napa, Placer, Sacramento, San Francisco, San Mateo and Sonoma - with a strong emphasis on supporting local communities. Our customer base is comprised of business, not-for-profit and personal banking relationships within our Northern California footprint. Our business banking focus is on small to medium-sized businesses, not-for-profit organizations, and commercial real estate investors.
We offer a suite of business and personal financial products designed to meet the needs of our customers. Our lending categories include commercial real estate loans, commercial and industrial loans (including small business loans), construction financing, consumer loans, and home equity lines of credit. Through third-party vendors, we offer merchant and payroll services, a commercial equipment leasing program and credit cards. Other products and services include payment solutions (e.g., mobile deposit and Zelle®) and treasury management services.

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

Automated teller machines (“ATM's”) are available at most branch locations. Our ATM network is linked to the PLUS, CIRRUS and NYCE networks, as well as to a network of nation-wide surcharge-free ATM's called MoneyPass®. We also offer our depositors 24-hour access to their accounts by telephone and through digital banking services available to personal and business account holders.

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

Market Area

Our primary market area encompasses Alameda, Amador, Contra Costa, Marin, Napa, Placer, Sacramento, San Francisco, San Mateo and Sonoma counties. Our customer base is primarily made up of business, not-for-profit and personal banking relationships within these market areas. As of December 31, 2022, the majority of our deposits were in Marin, Sacramento and southern Sonoma counties, and approximately 60% of our deposits were from businesses and 40% from consumers.

As discussed in Note 18 to the Consolidated Financial Statements in ITEM 8 of this report, in August 2021, we expanded our presence in Amador, Placer, Sacramento and Sonoma counties through the acquisition of American River Bankshares and its subsidiary American River Bank resulting in the addition of 10 branch offices.

Competition

The banking business in California generally, and in our market area specifically, is highly competitive with respect to attracting both loan and deposit relationships. The increasingly competitive environment is affected by changes in regulation, interest rates, technology and product delivery systems, and consolidation among financial service providers. The banking industry is seeing strong competition for quality loans, with larger banks expanding their activities to attract businesses that are traditionally community bank customers. In all of our 10 counties, we have significant competition from nationwide banks with much larger branch networks and greater financial resources, as well as credit unions and other local and regional banks. Nationwide banks have the competitive advantages of developing data analytics and artificial intelligence tools and other technological platforms. Large commercial banks also have substantially greater lending limits and the ability to offer certain services, which are not offered directly by us. Other competitors for depositors' funds are money market mutual funds and non-bank financial institutions such as brokerage firms and insurance companies.

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

In Marin County, we have the fourth largest market share of total deposits at 11.5%, based upon FDIC deposit market share data as of June 30, 20221 (most recent data available). A significant driver of our franchise value is the growth and stability of our deposits, a low-cost funding source for our loan portfolio.

Human Capital Resources

As of December 31, 2022, we employed 313 full-time equivalent staff. The actual number of employees, including part-time employees, at year-end 2022 included seven executive officers, 145 other corporate officers and 172 staff. None of our employees are presently represented by a union or covered by a collective bargaining agreement.

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

COVID-19 Pandemic-Related Response

Since the onset of the pandemic and national emergency, we have taken actions to ensure the health and safety of employees and customers. To protect the health of everyone, we have implemented COVID-19 safety protocols and continue to actively monitor federal, state and local guidelines and information related to COVID-19 to ensure the safety of our employees and customers. No employees have been laid off and no employees have had their pay reduced as a result of the pandemic.

1 Source: S&P Global Market Intelligence of New York, New York

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

Dividends and Stock Repurchases

Bancorp's ability to pay dividends to its shareholders may be affected by both general corporate law considerations and the policies of the Federal Reserve applicable to bank holding companies. As a California corporation, Bancorp is subject to the limitations of California law, which allows a corporation to distribute cash or property to shareholders, including a dividend or repurchase or redemption of shares, if the corporation meets certain tests based on its performance and financial condition. Bancorp's primary source of cash is dividends received from the Bank. Prior to any distribution from the Bank to Bancorp, we ensure that the dividend computations comply with the provisions of the California Financial Code and regulations set forth by the DFPI and the FDIC. In August 2022, the Inflation Reduction Act of 2022 was enacted, which among other things, imposed a one percent excise tax on publicly traded U.S. corporations for the fair market value of stock repurchased after December 31, 2022. With certain exceptions, the value of stock repurchased is net of stock issued in the year, including those issued pursuant to share-based compensation programs. Refer to Note 8 to the Consolidated Financial Statements, under the heading “Dividends” in ITEM 8 of this report for more information.

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

In October 2022, the FDIC adopted a final rule to increase the initial base deposit insurance assessment rate schedules uniformly by 2 basis points beginning with the first quarterly assessment period of 2023. The increased assessment is expected to improve the likelihood that the deposit insurance fund ("DIF") reserve ratio would reach the statutory minimum of 1.35% by the statutory deadline prescribed under the FDIC's amended restoration plan. The FDIC has indicated that the new assessment rate schedules will remain in effect until the DIF reserve ratio meets or exceeds 2 percent.

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

In May 2022, the federal banking agencies issued a joint notice of proposed rule to revise the regulations implementing the CRA. The proposed rules, among other things, seek to (i) expand access to credit, investment, and basic banking services in low- and moderate-income communities, (ii) adapt to changes in the banking industry, including internet and mobile banking, (iii) provide greater clarity, consistency, and transparency, (iv) tailor CRA evaluations and data collection to bank size and type, and (v) maintain a unified approach among the bank regulatory agencies. We will continue to evaluate the impact of any changes to the regulations implementing the CRA and their impact to our financial condition, results of operations, and/or liquidity, which cannot be predicted at this time.

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

Privacy, Data Protection, and Cybersecurity

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

On November 23, 2021, the federal banking agencies issued a final rule requiring banking organizations that experience a computer-security incident to notify their primary Federal regulator of the occurrence of an event that rises to the level of a “notification incident.” Generally, a notification incident occurs when a banking organization has suffered a computer-security incident that has a reasonable likelihood of materially disrupting or degrading the banking organization or its operations. The rule requires an affected banking organization to notify its primary Federal regulator as soon as possible and no later than 36 hours after the banking organization has determined that a notification incident has occurred. The rule also requires bank service providers to notify each affected banking organization if that bank service provider experiences a computer-security incident that has caused, or is reasonably likely to cause, a material service disruption or degradation for four or more hours. The rule became effective on April 1, 2022, with a compliance date of May 1, 2022.

In February 2018, the SEC published interpretive guidance to assist public companies in preparing disclosures about cybersecurity risks and incidents. Additionally, in March 2022, the SEC issued proposed rules that would, among other things, require disclosures of material cybersecurity incidents, along with cybersecurity risk management, strategy and governance.

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

In October 2022, the SEC adopted a final rule directing national securities exchanges and associations, including the Nasdaq, to implement listing standards that require public companies to adopt policies mandating the recovery or “clawback” of excess incentive-based compensation earned by a current or former executive officer during the three fiscal years preceding the date the listed company is required to prepare an accounting restatement, including to correct an error that would result in a material misstatement if the error was either corrected or left uncorrected in the current period. The final rule requires us to adopt a clawback policy within 60 days after such listing standard becomes effective and file the policy as an exhibit in our Annual Report on Form 10-K.

Available Information

On our Internet website, www.bankofmarin.com, we post the following filings as soon as reasonably practical after they are filed with or furnished to the Securities and Exchange Commission: Annual Report to Shareholders, Form 10-K, Proxy Statement for the Annual Meeting of Shareholders, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934. All such materials on our website are available free of charge. This website address is for information only and is not intended to be an active link, or to incorporate any website information into this document. In addition, copies of our filings are available by requesting them in writing or by phone from:

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

Strategic, Financial, and Reputational Risks

Growth Strategy or Potential Mergers and Acquisitions May Produce Unfavorable Outcomes

We seek to expand our franchise safely and consistently. A successful growth strategy requires us to manage multiple aspects of the business simultaneously, such as following adequate loan underwriting standards, balancing loan and deposit growth without compressing our net interest margin, managing interest rate risk, maintaining sufficient capital, and recruiting, training and retaining qualified professionals. Our strategic plan also includes merger and acquisition opportunities that either enhance our market presence or have potential for improved profitability through financial management, economies of scale or expanded services. We may incur significant acquisition related expenses either during the due diligence phase of acquisition targets or during integration of the acquirees. These expenses have and may continue to negatively impact our earnings prior to realizing the benefits of acquisitions. We may also be exposed to difficulties in combining the operations of acquired institutions into our own operations, which may prevent us from achieving the expected benefits from our acquisition activities. Our earnings, financial condition and prospects after the merger may affect our stock price and will depend in part on our ability to integrate the operations and management of the acquired institution while continuing to implement other aspects of our business plan. Inherent uncertainties exist in integrating the operations of an acquired institution and there is no assurance that we will be able to do so successfully. Among the issues that we could face are:
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

Financial Challenges at Other Banking Institutions Could Lead to Depositor Concerns That Spread Within the Banking Industry Causing Disruptive Deposit Outflows and Other Destabilizing Results That Could Adversely Affect Our Liquidity, Business, Financial Condition and Results of Operations

In March 2023, certain specialized banking institutions with elevated concentrations of uninsured deposits experienced large deposit outflows, resulting in the institutions being placed into FDIC receiverships. In the aftermath, there has been substantial market disruption and indications that deposit outflows and other destabilizing results could spread within the banking industry. We maintain a well-diversified deposit base, with an estimated 44% of our deposits as of December 31, 2022 in excess of FDIC insurance limits. Such uninsured deposits were fully covered by the Bank's contingent liquidity at that time. Excluding zero balance accounts, the approximate average size of our consumer deposit accounts was less than $43 thousand, and the average size of our business deposit accounts was less than $139 thousand as of December 31, 2022. Although we maintain strong liquidity for the normal operations of the Bank, model various stress scenarios, and maintain significant contingent liquidity sources, general depositor concerns given the recent high profile bank closures could lead to deposit outflows from our Bank. Significant deposit outflows could negatively affect our ability to originate loans, invest in securities, and distribute dividends to our shareholders. In addition, such a lack of liquidity could result in the sale of securities in an unrealized loss position and/or alter our ability to hold our held-to-maturity securities to their maturity dates. All of these factors could have a material adverse impact on our liquidity, business, financial condition and results of operations.

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

Bancorp Relies on Dividends from the Bank to Pay Cash Dividends to its Shareholders as Well as to Meet Other Financial Obligations

Bancorp is a separate legal entity from its subsidiary, the Bank. Bancorp receives substantially its entire cash stream from the Bank in the form of dividends, which is Bancorp's principal source of funds to pay cash dividends to Bancorp's common shareholders, repurchase shares, and cover operational expenses of the holding company. Various federal and state laws and regulations limit the amount of dividends that the Bank may pay to Bancorp. In the event that the Bank is unable to pay dividends to Bancorp, Bancorp may not be able to pay dividends to its shareholders. As a result, it could have an adverse effect on Bancorp's stock price and investment value.

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

The Value of Goodwill and Other Intangible Assets May Decline in the Future

As of December 31, 2022, we had goodwill totaling $72.8 million and a core deposit intangible asset totaling $5.1 million from business acquisitions. A significant decline in expected future cash flows, a significant adverse change in the business climate, or a significant and sustained decline in the price of our common stock could necessitate taking charges in the future related to the impairment of goodwill or other intangible assets. If we were to conclude that a future write-down of goodwill or other intangible assets is necessary, we would record the appropriate charge, which could have a material adverse effect on our business, financial condition and results of operations.

We May Take Tax Filing Positions or Follow Tax Strategies That May Be Subject to Challenge

We provide for current and deferred tax provision in our consolidated financial statements based on our results of operations, business activities and business combinations, legal structure and federal and state legislation and regulations. We may take filing positions or follow tax strategies that are subject to interpretation of tax statutes. Our net income may be reduced if a federal, state or local authority were to assess charges for taxes that have not been provided for in our consolidated financial statements. Taxing authorities could change applicable tax laws and interpretations, challenge filing positions, or assess new taxes and interest charges. If taxing authorities take any of these actions, our business, results of operations or financial condition could be significantly affected.

Market, Interest Rate, and Liquidity Risks

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

Significant declines in available funding could adversely affect our ability to originate loans, invest in securities, pay our expenses, distribute dividends to our shareholders, and fulfill our debt obligations or deposit withdrawal demands. In addition, a lack of liquidity could result in the sale of securities in an unrealized loss position and/or alter our ability to hold our held-to-maturity securities to their maturity dates. All of these factors could have a material adverse impact on our liquidity, business, financial condition and results of operations.

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

Interest Rate Risk is Inherent in Our Business

Our earnings are largely dependent upon our net interest income, which is the difference between interest income earned on interest-earning assets, such as loans and securities, and interest expense paid on interest-bearing liabilities, such as deposits and borrowed funds. Interest rates are sensitive to many factors outside of our control, including general economic conditions and the policies of various governmental and regulatory agencies and, in particular, the FOMC, which regulates the supply of money and credit in the United States. Changes in monetary policy, including changes in interest rates, can influence not only the interest we receive on loans and securities and interest we pay on deposits and borrowings, but can also affect (i) our ability to originate loans and obtain deposits, (ii) the duration of our securities and loan portfolios, and (iii) the fair value of our financial assets and liabilities. Our portfolio of loans and securities will generally decline in value if market interest rates increase, and increase in value if market interest rates decline. Decreases in the market value of investment securities available for sale negatively impact the Bank's tangible equity through accumulated other comprehensive losses. In addition, our loans and callable mortgage-backed securities are also subject to prepayment risk when interest rates fall, and the borrowers' credit risk may increase in rising rate or recessionary environments. Factors such as inflation, productivity, oil prices, unemployment rates, and global demand play a role in the FOMC's consideration of future rate adjustments.

In response to the evolving risks to economic activity caused by the COVID-19 pandemic, the FOMC made two emergency federal funds rate cuts totaling 150 basis points in March 2020. The federal funds rate range remained between 0.0% and 0.25% through the beginning of 2022, putting downward pressure on our asset yields and net interest margin. Beginning in March 2022, the FOMC began successive increases to the federal funds rate due to the evolving inflation risks, international political unrest, and oil and other supply chain disruptions. As a result of five rate adjustments during 2022 and one rate increase so far in 2023, the federal funds target rate range increased to a range of 4.50% to 4.75%. Additional rate increases are anticipated in 2023, as Federal Reserve policymakers continue to monitor inflation and economic developments.

See the Net Interest Income section of Management's Discussion and Analysis of Financial Condition and Results of Operations in ITEM 7 and Quantitative and Qualitative Disclosures about Market Risk in ITEM 7A of this report for further discussion related to interest rate sensitivity and our management of interest rate risk.

Activities of Our Large Borrowers and Depositors May Cause Unexpected Volatilities in Our Loan and Deposit Balances, as well as Net Interest Margin

Loans originated at higher interest rates may be paid off and replaced by new loans with lower interest rates, causing downward pressure on our net interest margin. In addition, our top ten depositor relationships accounted for approximately 8% and 11% of our total deposit balances at December 31, 2022 and 2021, respectively. The business models and cash cycles of some of our large commercial depositors may also cause short-term volatility in their deposit balances held with us. As our customers' businesses grow, the dollar value of their daily activities may also grow leading to larger fluctuations in daily balances. Any long-term decline in deposit funding would adversely affect our liquidity. For additional information on our management of deposit volatility, refer to the Liquidity section of ITEM 7, Management's Discussion and Analysis, of this report.

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

We are Subject to Uncertainty from the Transition of London Interbank Offered Rate ('LIBOR") as a Reference Rate

LIBOR has been one of the most widely used global interest rate benchmark deeply embedded in global financial products. The long-term viability of LIBOR has been undermined due to cases of rate manipulation, low volumes for underlying interbank transactions and the reluctance of panel banks to submit quotes used to calculate LIBOR. As a result, the Financial Conduct Authority of the United Kingdom (the “FCA”) announced that the most commonly used LIBOR rates will cease to be published or cease to be representative after June 30, 2023. The publication of all other LIBOR settings ceased to be published as of December 31, 2021. The Alternative Reference Rates Committee (“ARRC”), a steering committee comprised of U.S. financial market participants selected by the Federal Reserve Bank of New York, published recommended fall-back language for LIBOR-linked financial instruments and recommended alternatives for certain LIBOR rates (e.g., Secured Overnight Financing Rate (“SOFR”), a broad measure of the cost of overnight borrowings collateralized by Treasury securities, for USD LIBOR).

As of December 31, 2022, we had twenty-six investment securities with book values totaling $30.0 million, seven loans totaling $12.8 million, and four interest rate swap contracts with notional values of $12.0 million indexed to LIBOR. Almost all of our LIBOR-indexed investment securities were issued by GSEs who are members of ARRC and have transition strategies and timelines for their legacy LIBOR-indexed investment products, including fall-back rates tied to 30-day average SOFR or Term SOFR. We discontinued originating or purchasing LIBOR-based loans and investment securities effective December 31, 2021. Loans currently indexed to LIBOR either have contractual fall-back rates or will be negotiated using replacement indices such as SOFR or Bloomberg Short-Term Bank Yield Index ("BSBY"), a benchmark developed by Bloomberg Professional Services. In addition, our interest rate swap agreements can either be subject to the fall-back index rate stipulated by the ISDA protocol or modified to other reference rates such as Prime or SOFR as mutually agreed by us and our counterparty.

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

Negative Conditions Affecting Real Estate May Harm Our Business and Our Commercial Real Estate Concentration May Heighten Such Risk

Concentration of our lending activities in the California real estate sector could negatively affect our results of operations if adverse changes in our lending area occur. We do not offer traditional first mortgages, nor do we have sub-prime or Alt-A residential loans or significant amounts of securities backed by such loans in the portfolios. As of December 31, 2022, approximately 90% of our loans had real estate as a primary or secondary component of collateral, with CRE comprising 77% and residential real estate the remaining 23%. Real estate valuations are influenced by demand, and demand is driven by economic factors such as employment rates and interest rates.

Loans secured by CRE include those secured by office buildings, owner-user office/warehouses, mixed-use commercial and retail properties. There can be no assurance that properties securing our loans will generate sufficient cash flows to allow borrowers to make full and timely loan payments to us. In recent years, commercial real estate markets have been particularly impacted by the economic disruption resulting from the COVID-19 pandemic. Some pandemic-driven activity, such as shifts from in-person to online shopping and from office-based to remote work could affect long-term performance of some types of properties.

Rising CRE lending concentrations may expose institutions to unanticipated earnings and capital volatility in the event of adverse changes in the CRE market. Concentration risk exists when financial institutions deploy too many assets to any one industry or segment. Concentration stemming from commercial real estate is one area of regulatory concern. The CRE Concentration Guidance provides supervisory criteria, including the following numerical indicators, to assist bank examiners in identifying banks with potentially significant commercial real estate loan concentrations that may warrant greater supervisory scrutiny: (i) commercial real estate loans exceeding 300% of capital and increasing 50% or more in the preceding three years; or (ii) construction and land development loans exceeding 100% of capital. The CRE Concentration Guidance does not limit banks’ levels of commercial real estate lending activities, but rather guides institutions in developing risk management practices and levels of capital that are commensurate with the level and nature of their commercial real estate concentrations. As of December 31, 2022 and 2021, using regulatory definitions in the CRE Concentration Guidance, our CRE loans represented 307% and 332%, respectively, of our total risk-based capital. We are actively working to manage our CRE concentration and we have discussed the CRE Concentration Guidance with the regulatory agencies and believe that our underwriting policies, management information systems, independent credit administration process, and monitoring of real estate loan concentrations are currently sufficient to address the CRE Concentration Guidance.

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

Although Congress has taken steps to improve regulation and consumer protection related to the housing finance system (e.g., Dodd-Frank Act), FNMA and FHLMC have entered their 15th year of U.S. government conservatorship via the Federal Housing Finance Agency (the "FHFA"). While proposals to end the conservatorship have considered solutions such as an initial public offering, at the date of this report, its future and ultimate impact on the financial markets and our investments in GSEs are uncertain.

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

Operational and Other Risks

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

Climate change and related legislative and regulatory initiatives may materially affect the Company’s business and results of operations.

Concerns over the long-term impacts of climate change have led to governmental efforts around the world to mitigate those impacts. As a result, political and social attention to the issue of climate change has increased. The U.S. government, state legislatures and federal and state regulatory agencies are likely to continue to propose and advance numerous legislative and regulatory initiatives seeking to mitigate the effects of climate change. These initiatives and increasing supervisory expectations may require the Company to expend significant capital and incur compliance, operating, maintenance and remediation costs. In addition, given the lack of empirical data on the credit and other financial risks posed by climate change, it is impossible to predict how climate change may impact our financial condition and operations. As a banking organization, the physical effects of climate change may present certain unique risks. For example, our primary market is located in both earthquake and wildfire-prone zones in Northern California, which is also subject to other weather or disasters, such as severe rainstorms, drought or flood. These events have interrupted our business operations unexpectedly (e.g., PG&E power shutoffs in the North Bay and Sacramento Region) at times. Climate-related physical changes and hazards could also pose credit risks for us. For example, our borrowers may have collateral properties or operations located in areas at risk of wildfires, or coastal areas at risk to rising sea levels and erosion, or subject to the risk of drought in California. The properties pledged as collateral on our loan portfolio could also be damaged by tsunamis, landslides, floods, earthquakes or wildfires and thereby the recoverability of loans could be impaired. A number of factors can affect credit losses, including the extent of damage to the collateral, the extent of damage not covered by insurance, the extent to which unemployment and other economic conditions caused by the natural disaster adversely affect the ability of borrowers to repay their loans, and the cost of collection and foreclosure to us. Additionally, there could be increased insurance premiums and deductibles, or a decrease in the availability of coverage, due to severe weather-related losses. The ultimate outcome on our business of a natural disaster, whether or not caused by climate change, is difficult to predict but could have a material adverse effect on financial condition, results of operations or profitability.

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

ITEM 1B.      UNRESOLVED STAFF COMMENTS

None

ITEM 2.     PROPERTIES

We lease our corporate headquarters building in Novato, California, which houses loan production, operations, Wealth Management and Trust Services and administration.  We lease branch and office facilities within our primary market areas in the cities of Corte Madera, San Rafael, Novato, Sausalito, Mill Valley, Tiburon, Greenbrae, Petaluma, Santa Rosa, Healdsburg, Sonoma, Napa, San Francisco, Alameda, Oakland, Walnut Creek, San Mateo, Gold River, Jackson, Pioneer, Roseville, and Sacramento.  For additional information on properties, refer to Note 4, Bank Premises and Equipment, and Note 12, Commitments and Contingencies, in ITEM 8 of this report.

ITEM 3.         LEGAL PROCEEDINGS

For information on litigation matters, see Note 12, Commitments and Contingencies, in ITEM 8 of this report.

ITEM 4.      MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.      MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders

Bancorp's common stock trades on the Nasdaq Capital Market under the symbol BMRC. At February 28, 2023, 16,056,334 shares of Bancorp's common stock, no par value, were outstanding and held by approximately 7,150 holders of record and beneficial owners.

Five-Year Stock Price Performance Graph

The following graph, compiled by S&P Global Market Intelligence of New York, New York, shows a comparison of cumulative total shareholder return on our common stock during the five fiscal years ended December 31, 2022 compared to the Russell 2000 Stock index and the S&P Regional Banks Select Industry Index. The comparison assumes the investment of $100 in our common stock on December 31, 2017 and the reinvestment of all dividends. The graph represents past performance and does not indicate future performance. In addition, total return performance results vary depending on the length of the performance period.

	2017	2018	2019	2020	2021	2022
Bank of Marin Bancorp (BMRC)	100.00	123.25	137.19	107.42	119.51	108.62
Russell 2000 Index	100.00	88.99	111.70	134.00	153.85	122.41
S&P Regional Banks Select Industry Index [1]	100.00	81.23	103.68	96.33	134.76	114.88
Source: S&P Global Market Intelligence
1 The index comprises stocks in the S&P Total Market Index that are classified in the Global Industry Classification Standard regional banks sub-industry.

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes information as of December 31, 2022, with respect to equity compensation plans.

	Shares to be issued upon exercise of outstanding options[1]	Weighted average exercise price of outstanding options	Shares remaining available for future issuance [2]
Equity compensation plans approved by shareholders	287,228	$32.81	1,047,491
1 Represents shares of common stock issuable upon exercise of outstanding options under the Bank of Marin Bancorp 2017 Equity Plan and 2007 Equity Plan.
2 Represents remaining shares of common stock available for future grants under the 2017 Equity Plan and the 2020 Director Stock Plan, excluding 287,228 shares to be issued upon exercise of outstanding options and 375,450 shares available to be issued under the Employee Stock Purchase Plan.

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

In January 2022, the last activity under the program, Bancorp repurchased 23,275 shares at an average price of $37.64 per share for a total cost of $877 thousand. Cumulative repurchases under the current program totaled 618,991 shares at an average price of $36.04 per share. A total of $34.7 million remained available to repurchase under the program as of December 31, 2022.

ITEM 6.     [RESERVED]

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of financial condition as of December 31, 2022 and 2021 and results of operations for each of the years in the three-year period ended December 31, 2022 should be read in conjunction with our consolidated financial statements and related notes thereto, included in Part II ITEM 8 of this report.

Forward-Looking Statements

The disclosures set forth in this item are qualified by important factors detailed in Part I captioned Forward-Looking Statements and ITEM 1A captioned Risk Factors of this report and other cautionary statements set forth elsewhere in the report.

Critical Accounting Estimates

Critical accounting estimates are those estimates made in accordance with generally accepted accounting principles that involve a significant level of estimation and uncertainty and have had or are reasonably likely to have a material impact on our financial condition and results of operations. We consider accounting estimates to be critical to our financial results if (i) the accounting estimate requires management to make assumptions about matters that are highly uncertain, (ii) management could have applied different assumptions during the reported period, and (iii) changes in the accounting estimate are reasonably likely to occur in the future and could have a material impact on our financial statements. Management has determined the following accounting estimates and related policies to be critical.

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

Our allowance model is particularly sensitive to forecasted and seasonally-adjusted actual California unemployment rates, which decreased to 4.1% at December 31, 2022 from 5.8% at December 31, 2021. The ACL model incorporates a one-year forecast. For periods beyond the forecast horizon the economic factors revert to historical averages on a straight-line basis over a one-year period. We performed a sensitivity analysis as of December 31, 2022 and determined that a 1% change (e.g., 4.5% to 5.5%) in the forecasted quarterly unemployment rates over the next four quarters resulted in a 6% change to our allowance for credit losses on loans. This impact does not consider other assumption changes to either the quantitative factors, such as probability of default, loss given default, loan mix or cash flows, prepayment/curtailment rates, and individually analyzed loans, or qualitative factors as discussed in Note 1 - Summary of Significant Accounting Policies. Additionally, because current economic conditions and forecasts can change, as future events are inherently difficult to predict, the estimated credit losses on loans and unfunded commitments could change significantly.

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

		At December 31,
(dollars in thousands, except per share data)		2022	2021
Selected financial condition data:
Total assets		$4,147,464	$4,314,209
Investment securities		$1,774,303	$1,509,790
Loans, net of allowance for credit losses on loans [1]		$2,069,563	$2,232,622
Deposits		$3,573,348	$3,808,550
Borrowings and other obligations		$112,439	$419
Stockholders' equity		$412,092	$450,368
Asset quality ratios:
Allowance for credit losses to total loans		1.10%	1.02%
Allowance for credit losses to total loans, excluding SBA PPP loans [2]		1.10%	1.07%
Allowance for credit losses to non-accrual loans		9.45x	2.75x
Non-accrual loans to total loans		0.12%	0.37%
Capital ratios:
Tangible common equity to tangible assets		8.21%	8.76%
Total capital (to risk-weighted assets)		15.90%	14.58%
Tier 1 capital (to risk-weighted assets)		15.02%	13.70%
Tier 1 capital (to average assets)		9.60%	8.85%
Common equity Tier 1 capital (to risk-weighted assets)		15.02%	13.70%
Other data:
Loan-to-deposit ratio		58.56%	59.23%
Number of branches		31	31
Full-time equivalent employees		313	328
	For the Years Ended December 31,
(dollars in thousands, except per share data)	2022	2021	2020
Selected operating data:
Net interest income	$127,492	$104,951	$96,659
(Reversals of) provision for credit losses on loans and unfunded loan commitments, net	(381)	(2,441)	6,164
Non-interest income	10,905	10,132	8,550
Non-interest expense [3]	75,269	72,638	58,458
Net income [3]	46,586	33,228	30,242
Net income per common share:
Basic	$2.93	$2.32	$2.24
Diluted	$2.92	$2.30	$2.22
Performance and other financial ratios:
Return on average assets	1.08%	0.94%	1.04%
Return on average equity	11.16%	8.43%	8.60%
Tax-equivalent net interest margin	3.11%	3.17%	3.55%
Cost of deposits	0.06%	0.07%	0.11%
Efficiency ratio	54.39%	63.12%	55.56%
Cash dividend payout ratio on common stock [4]	33.45%	40.52%	41.07%
Cash dividends per common share	$0.98	$0.94	$0.92
[1] Includes SBA PPP loans of $3.5 million at December 31, 2022 and $111.2 million at December 31, 2021.
[2] The allowance for credit losses to total loans, excluding SBA-guaranteed PPP loans, is considered a meaningful non-GAAP financial measure, as it represents only those loans that were considered in the calculation of the allowance for credit losses. Refer to footnote 1 above for SBA PPP totals.
[3] 2022 and 2021 included $858 thousand (or $604 thousand, net of taxes) and $6.5 million (or $4.9 million, net of taxes), respectively, in merger-related and conversion costs.
[4] Calculated as dividends on common shares divided by basic net income per common share.

Executive Summary

Annual earnings were $46.6 million in 2022 compared to $33.2 million in 2021. Diluted earnings were $2.92 per share in 2022, compared to $2.30 per share in 2021.

The following are highlights of operating and financial performance for the year ended December 31, 2022:

•Merger-related and conversion costs reduced net income by $604 thousand, or 4 cents per share in 2022, compared to $4.9 million, or 34 cents per share in 2021. As shown in the reconciliation of GAAP to non-GAAP financial measures on page 28, year-to-date return on average assets of 1.08% and return on average equity of 11.16% excluding these costs would have been 1.10% and 11.31%, respectively, compared to 1.08% and 9.67%, respectively, in 2021.

•Loans decreased by $163.1 million in 2022, or 7%, to $2.093 billion as of December 31, 2022, from $2.256 billion as of December 31, 2021. Loan originations of $240.2 million in 2022 were the second highest on record, while payoffs were uncharacteristically high. Payoffs included both Paycheck Protection Program ("PPP") loans and $258.5 million of non-PPP loans, many of which were outside the Bank's control and resulted from activities such as sales of businesses and properties, cash repayments, and project completions. Shortly after December 31, we originated $45 million in commercial loans that were in process at year-end, $20 million of which was syndicated to a participant bank.

•Credit quality remained strong and improved during 2022, with classified loans decreasing $8.1 million and non-accrual loans representing 0.12% of the total loans as of December 31, 2022, compared to 0.37% as of December 31, 2021. Non-accrual loans dropped by $5.9 million (or 71%) in 2022, substantially due to the payoff of three commercial real estate loans from two borrowers. Subsequent to year-end, an additional $1.2 million in non-accrual loans paid off. In 2022 and 2021, we recorded net reversals of the provision for credit losses on loans of $63 thousand and $1.4 million, respectively. In addition, in 2022 and 2021, we recorded net reversals of the provision for credit losses on unfunded commitments of $318 thousand and $992 thousand, respectively.

•Deposits decreased by $235.2 million to $3.573 billion as of December 31, 2022, compared to $3.809 billion as of December 31, 2021, as the Bank continued to carefully manage deposit costs. The decline was a result of anticipated outflows due to planned business activities by a few large clients and some customers moving into alternative investments. At the end of 2021, the Bank held $347.6 million in cash and cash equivalents, and $173.1 million in off-balance sheet amounts with deposit networks in anticipation of expected and potential unexpected deposit outflows during 2022. There were no balances held with deposit networks at the end of 2022. Despite the decrease, non-interest bearing deposits to total deposits increased slightly to 51.5% as of December 31, 2022, compared to 50.2% as of December 31, 2021. Cost of deposits remained low at 0.06% in 2022, down slightly from 0.07% in 2021.

•Net interest income totaled $127.5 million and $105.0 million in 2022 and 2021, respectively. The $22.5 million increase from the prior year was primarily due to higher balances in the investment securities and commercial real estate loan portfolios, a full year of net interest income from acquired earning assets of American River Bankshares ("AMRB"), compared to five months in 2021, and the early redemption of subordinated debt that generated $1.4 million of interest expense in 2021. The tax-equivalent net interest margin decreased by 6 basis points to 3.11% in 2022, compared to 3.17% in 2021, as the proportion of average investment securities to average total interest-earning assets grew from 26% in 2021 to 44% in 2022 and fee income from PPP loans declined.

•The efficiency ratio was 54.39% in 2022, compared to 63.12% in 2021. As shown in the reconciliation of GAAP to non-GAAP financial measures on page 28, the efficiency ratios excluding merger-related and conversion costs would have been 53.77% and 57.51% in 2022 and 2021, respectively.

•After careful consideration, the Bank decided to close four brick-and-mortar branch locations in March 2023. The acquisition of American River Bankshares resulted in an overlap in the Bank’s branch network in Santa Rosa and Healdsburg, prompting branch consolidations within Northern Sonoma County. In addition, our

Tiburon and Buckhorn branches in Southern Marin and Amador counties are close to other branches that can serve our customers. These closures fulfill the remaining expense savings anticipated from the acquisition, improve efficiency and optimize our delivery channels while generating savings that will help to fund strategic initiatives going forward. The expected pre-tax savings in 2023 from the branch closures, net of accelerated costs, is approximately $470 thousand, and future annual pre-tax savings are expected to be approximately $1.4 million.

•All capital ratios were above regulatory requirements for a well-capitalized institution. The total risk-based capital ratio for Bancorp was 15.9% at December 31, 2022 and 14.6% at December 31, 2021. Tangible common equity to tangible assets declined to 8.2% at December 31, 2022 from 8.8% at December 31, 2021, primarily due to $71.7 million increase in after-tax unrealized losses on available-for-sale securities associated with interest rate changes since December 31, 2021, partially offset by incremental earnings and the smaller balance sheet in 2022. The total risk-based capital ratio for the Bank was 15.7% at December 31, 2022 and 14.4% at December 31, 2021.

•The Board of Directors declared a cash dividend of $0.25 per share on January 20, 2023. This is the 71st consecutive quarterly dividend paid by Bank of Marin Bancorp. The cash dividend was paid on February 10, 2023 to shareholders of record at the close of business on February 3, 2023.

•As recent events in the marketplace unfold, including the closures of Silicon Valley Bank on March 10, 2023 followed by Signature Bank on March 12, 2023, the Bank remains focused on our banking relationships. We believe our deposit franchise is sound, with a focus on core deposits from community-based customers with whom we have strong relationships. Those relationships are centered around the needs of local corporations, business operators and real estate investors, with very little exposure to technology start-up companies and no exposure to digital assets, two areas of risk that strongly influenced the aforementioned closures. On March 13, 2023, we initiated an outreach effort to answer our customers' questions or concerns about the recent events, strengths of the Bank, and other matters such as FDIC insurance coverage. In February 2023, we enhanced our borrowing capacity at the FHLB by pledging certain held-to-maturity securities to the Securities-Backed Credit Program, increasing our total immediate contingent funding sources to approximately $2.0 billion, or 59% of total deposits as of February 28, 2023. The Bank also has the option to add another $267 million to its borrowing capacity through the Federal Reserve’s new Bank Term Funding Program ("BTFP").

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

Reconciliation of GAAP and Non-GAAP Financial Measures
	Year ended December 31,
(in thousands, except share data; unaudited)	2022	2021	2020
Net income
Net income (GAAP)	$46,586	$33,228	$30,242
Merger-related and conversion costs:
Personnel and severance	393	3,005	—
Professional services	67	1,976	—
Data processing	77	1,127	—
Other	321	350	—
Total merger costs before tax benefits	858	6,458	—
Income tax benefit of merger-related expenses	(254)	(1,547)	—
Total merger-related and conversion costs, net of tax benefits	604	4,911	—
Comparable net income (non-GAAP)	$47,190	$38,139	$30,242
Diluted earnings per share
Weighted average diluted shares	15,969	14,422	13,617
Diluted earnings per share (GAAP)	$2.92	$2.30	$2.22
Merger-related and conversion costs, net of tax benefits	0.04	0.34	—
Comparable diluted earnings per share (non-GAAP)	$2.96	$2.64	$2.22
Return on average assets
Average assets	$4,304,511	$3,537,163	$2,897,165
Return on average assets (GAAP)	1.08%	0.94%	1.04%
Comparable return on average assets (non-GAAP)	1.10%	1.08%	1.04%
Return on average equity
Average stockholders' equity	$417,344	$394,363	$351,494
Return on average equity (GAAP)	11.16%	8.43%	8.60%
Comparable return on average equity (non-GAAP)	11.31%	9.67%	8.60%
Efficiency ratio
Non-interest expense (GAAP)	$75,269	$72,638	$58,458
Merger-related expenses	(858)	(6,458)	—
Non-interest expense (non-GAAP)	$74,411	$66,180	$58,458
Net interest income	$127,492	$104,951	$96,659
Non-interest income	$10,905	$10,132	$8,550
Efficiency ratio (GAAP)	54.39%	63.12%	55.56%
Comparable efficiency ratio (non-GAAP)	53.77%	57.51%	55.56%

Net Interest Income

Net interest income is the interest earned on loans, investment securities and other interest-earning assets minus interest expense incurred on deposits and other interest-bearing liabilities. Net interest income is affected by changes in general market interest rates and by changes in the amounts and composition of interest-earning assets and interest-bearing liabilities. Interest rate changes can create fluctuations in net interest income and/or margin due to an imbalance in the timing of repricing or maturity of assets or liabilities. We manage interest rate risk exposure with the goal of optimizing the effect of interest rate volatility on net interest income.

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

Average Statements of Condition and Analysis of Net Interest Income
	Year ended			Year ended			Year ended
	December 31, 2022			December 31, 2021			December 31, 2020
		Interest			Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in thousands; unaudited)	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Interest-earning deposits with banks [1]	$120,395	$1,407	1.15%	$287,626	$399	0.14%	$153,794	$461	0.29%
Investment securities [2,3]	1,796,628	35,534	1.98%	866,790	16,999	1.96%	533,186	15,025	2.82%
Loans [1,3,4]	2,175,259	94,614	4.29%	2,155,982	92,376	4.23%	2,023,203	85,398	4.15%
Total interest-earning assets [1]	4,092,282	131,555	3.17%	3,310,398	109,774	3.27%	2,710,183	100,884	3.66%
Cash and non-interest-bearing due from banks	53,534			61,299			49,676
Bank premises and equipment, net	7,400			5,964			5,526
Interest receivable and other assets, net	151,295			159,502			131,780
Total assets	$4,304,511			$3,537,163			$2,897,165
Liabilities and Stockholders' Equity
Interest-bearing transaction accounts	$294,682	$421	0.14%	$217,924	$172	0.08%	$148,817	$186	0.13%
Savings accounts	341,710	125	0.04%	268,397	94	0.04%	184,146	68	0.04%
Money market accounts	1,065,104	1,589	0.15%	864,625	1,520	0.18%	763,689	2,009	0.26%
Time accounts, including CDARS	140,547	323	0.23%	115,393	246	0.21%	96,558	554	0.57%
Borrowings and other obligations [1,6]	2,295	91	3.90%	892	9	1.08%	174	4	2.16%
Subordinated debenture [1,5]	—	—	—%	534	1,361	251.54%	2,741	158	5.68%
Total interest-bearing liabilities	1,844,338	2,549	0.14%	1,467,765	3,402	0.23%	1,196,125	2,979	0.25%
Demand accounts	1,993,373			1,628,289			1,308,199
Interest payable and other liabilities	49,456			46,746			41,347
Stockholders' equity	417,344			394,363			351,494
Total liabilities & stockholders' equity	$4,304,511			$3,537,163			$2,897,165
Tax-equivalent net interest income/margin [1]		$129,006	3.11%		$106,372	3.17%		$97,905	3.55%
Reported net interest income/margin [1]		$127,492	3.07%		$104,951	3.13%		$96,659	3.51%
Tax-equivalent net interest rate spread			3.03%			3.04%			3.41%

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
[6] Average balances and rate consider $13.9 million in FHLB borrowings acquired from AMRB that were redeemed on August 25, 2021.

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

	2022 compared to 2021				2021 compared to 2020
(in thousands, unaudited)	Volume	Yield/Rate	Mix	Total	Volume	Yield/Rate	Mix	Total
Interest-earning deposits with banks	$(233)	$2,961	$(1,720)	$1,008	$401	$(247)	$(216)	$(62)
Investment securities [1]	18,233	146	156	18,535	9,400	(4,568)	(2,858)	1,974
Loans [1]	826	1,401	11	2,238	5,605	1,526	(153)	6,978
Total interest-earning assets	18,826	4,508	(1,553)	21,781	15,406	(3,289)	(3,227)	8,890
Interest-bearing transaction accounts	61	139	49	249	90	(75)	(29)	(14)
Savings accounts	26	5	—	31	31	(3)	(2)	26
Money market accounts	352	(229)	(54)	69	266	(663)	(92)	(489)
Time accounts, including CDARS	54	19	4	77	108	(348)	(68)	(308)
Borrowings and other obligations	16	25	41	82	16	(2)	(9)	5
Subordinated debenture	—	(1,361)	—	(1,361)	(127)	6,851	(5,521)	1,203
Total interest-bearing liabilities	509	(1,402)	40	(853)	384	5,760	(5,721)	423
Tax-equivalent net interest income	$18,317	$5,910	$(1,593)	$22,634	$15,022	$(9,049)	$2,494	$8,467
[1] Yields and interest income on tax-exempt securities and loans are presented on a taxable-equivalent basis using the federal statutory rate of 21%.

2022 Compared to 2021

Net interest income totaled $127.5 million in 2022, compared to $105.0 million in 2021. The $22.5 million increase from the prior year was primarily due to higher balances in the investment and commercial real estate loan portfolios, which added $18.4 million and $6.1 million, respectively, to net interest income. Additionally, 2022 incorporated a full year of net interest income from acquired earning assets of AMRB, compared to five months in 2021. Average interest-bearing liabilities increased $376.6 million while the average cost dropped nine basis points, largely due to the extinguishment of subordinated debt that generated $1.4 million of interest expense in 2021.

The tax-equivalent net interest margin decreased six basis points to 3.11% in 2022, from 3.17% in 2021, as the proportion of average investment securities to average total interest-earning assets grew from 26% in 2021 to 44% in 2022 and fee income from PPP loans declined.

2021 Compared to 2020

Net interest income totaled $105.0 million and $96.7 million in 2021 and 2020, respectively. The $8.3 million increase in 2021 was primarily due to higher average loan and investment securities balances. In addition, we recognized $8.3 million in SBA PPP fees, net of cost in 2021, compared to $3.8 million in 2020. These increases were partially offset by $1.4 million in interest and accelerated discount accretion on the early redemption of a subordinated debenture in the first quarter of 2021, and lower yields on investment securities.

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

In response to the evolving risks to economic activity caused by the COVID-19 pandemic, the FOMC made two emergency federal funds rate cuts totaling 150 basis points in March 2020. The federal funds rate range remained between 0.0% to 0.25% through the beginning of 2022, putting downward pressure on our asset yields and net interest margin. Beginning in March 2022, the FOMC began successive increases to the federal funds rate due to the evolving inflation risks, international political unrest and oil and other supply chain disruptions. As a result of five rate adjustments during 2022, the federal funds target rate range increased to 4.25% to 4.50% at year-end. Subsequently, on February 1, 2023, the FOMC increased the rate by another 25 basis points to a range of 4.50% to 4.75%. As shown in the table above, higher interest rates contributed an additional $5.9 million to net interest income in 2022 compared to 2021. Additional rate increases are anticipated in 2023, as Federal Reserve policymakers continue to monitor inflation and economic developments. See ITEM 7A. Quantitative and Qualitative Disclosure about Market Risk for further information.

Provision for Credit Losses on Loans

We recorded a net $63 thousand reversal of the provision for credit losses on loans in 2022, compared to a $1.4 million reversal of the provision for credit losses in 2021 and $4.6 million provision for credit losses in 2020.

The net reversal of the provision in 2022 was largely due to a $55.4 million decrease in applicable loan balances (excludes the $107.7 million decrease in PPP loans for which there was no allowance) and improvements in the Moody's Analytics' Baseline Forecast of California unemployment rates since December 31, 2021, which decreased the quantitative "modeled" allowance for credit losses. These decreases were partially offset by adjustments to qualitative risk factors to account for the ongoing deterioration in the economic outlook that management believes is not captured in the quantitative portion of the allowance.

The net provision reversal in 2021 was primarily due to continued improvements in Moody's Analytics' Baseline Forecast of California unemployment rates and adjustments to qualitative risk factors due to a decline in the volume of loans downgraded to substandard classification, fewer delinquencies, and the elimination of an allowance related to a commercial real estate loan that had been individually analyzed for potential credit losses in the previous periods and paid off in 2021. These reversals were partially offset by an increase in the allowance for credit losses related to qualitative risk factor adjustments for recent changes in executive leadership and senior lending positions, and integration of AMRB.

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

Non-interest Income

The table below details the components of non-interest income.

				2022 compared to 2021		2021 compared to 2020
	Years ended December 31,			Amount Increase (Decrease)	Percent Increase (Decrease)	Amount Increase (Decrease)	Percent Increase (Decrease)
(dollars in thousands; unaudited)	2022	2021	2020
Wealth Management and Trust Services	$2,227	$2,222	$1,851	$5	0.2%	$371	20.0%
Earnings on bank-owned life insurance, net	1,229	2,194	973	(965)	(44.0)%	1,221	125.5%
Debit card interchange fees, net	2,051	1,812	1,438	239	13.2%	374	26.0%
Service charges on deposit accounts	2,007	1,593	1,314	414	26.0%	279	21.2%
Dividends on Federal Home Loan Bank stock	1,056	760	654	296	38.9%	106	16.2%
Merchant interchange fees, net	549	422	239	127	30.1%	183	76.6%
(Losses) gains on investment securities, net	(63)	(16)	915	(47)	293.8%	(931)	(101.7)%
Other income	1,849	1,145	1,166	704	61.5%	(21)	(1.8)%
Total non-interest income	$10,905	$10,132	$8,550	$773	7.6%	$1,582	18.5%

2022 Compared to 2021

Non-interest income totaled $10.9 million in 2022, a $773 thousand increase from $10.1 million in 2021. The increase was primarily due to higher fees on deposit balances held in off-balance sheet deposit networks contributing $504 thousand in additional income, $414 thousand more service charges on deposit accounts, $296 thousand higher FHLB dividends, and a combination of smaller increases. Increases were partially offset by a $965 thousand reduction in bank-owned life insurance as the prior year included $1.1 million in benefits collected on insurance policies. Additionally, 2022 incorporated a full year of non-interest income from the AMRB acquisition, compared to five months in 2021.

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

Non-interest Expense

The table below details the components of non-interest expense.

				2022 compared to 2021		2021 compared to 2020
	Years ended December 31,			Amount Increase (Decrease)	Percent Increase (Decrease)	Amount Increase (Decrease)	Percent Increase (Decrease)
(dollars in thousands; unaudited)	2022	2021	2020
Salaries and employee benefits	$42,046	$41,939	$34,393	$107	0.3%	$7,546	21.9%
Occupancy and equipment	7,823	7,297	6,943	526	7.2%	354	5.1%
Data processing	4,649	5,139	3,184	(490)	(9.5)%	1,955	61.4%
Professional services	3,299	4,974	2,181	(1,675)	(33.7)%	2,793	128.1%
Depreciation and amortization	1,840	1,740	2,149	100	5.7%	(409)	(19.0)%
Information technology	2,197	1,550	1,050	647	41.7%	500	47.6%
Amortization of core deposit intangible	1,489	1,135	853	354	31.2%	282	33.1%
Directors' expense	1,107	957	713	150	15.7%	244	34.2%
Federal Deposit Insurance Corporation insurance	1,179	889	474	290	32.6%	415	87.6%
Charitable contributions	709	587	1,034	122	20.8%	(447)	(43.2)%
Other real estate owned	359	5	—	354	7,080.0%	5	N/A
Other non-interest expense:
Advertising	1,070	908	769	162	17.8%	139	18.1%
Other expense	7,502	5,518	4,715	1,984	36.0%	803	17.0%
Total other non-interest expense	8,572	6,426	5,484	2,146	33.4%	942	17.2%
Total non-interest expense	$75,269	$72,638	$58,458	$2,631	3.6%	$14,180	24.3%

2022 Compared to 2021

Non-interest expense increased $2.6 million to $75.3 million in 2022 from $72.6 million in 2021. Information technology expenses increased $647 thousand due to investments in software and equipment during 2022. Total occupancy expenses, including depreciation and amortization, increased $626 thousand resulting primarily from merger growth and $212 thousand in accelerated costs related to planned branch closures. Other increases in 2022 included core deposit intangible amortization and FDIC insurance, largely attributable to the 2021 AMRB acquisition, a $345 thousand valuation adjustment in other real estate owned expense, and a $490 thousand increase in employment recruiting costs included in other expense.

Salaries and employee benefits expense was relatively flat year-over-year. In 2022, increases in staffing and profit sharing expenses, a reduction in deferred loan origination costs, and a combination of smaller items were largely offset by a decrease in supplemental executive retirement plan expense from an adjustment to the discount rate, and a decline in merger-related expenses, as shown in the table on page 28.

Professional services decreased $1.7 million from the prior year, primarily due to higher merger-related costs and additional consulting expenses associated with PPP loan forgiveness application processing in 2021, partially offset by higher audit and accounting fees in 2022. Data processing expenses decreased by $490 thousand primarily due to merger-related expenses in 2021, as shown in the table on page 28, partially offset by an increase in processing costs in 2022 associated with higher volumes for the larger bank.

2021 Compared to 2020

Non-interest expense increased $14.1 million to $72.6 million in 2021 from $58.5 million in 2020. The largest increase of $6.5 million came from merger-related and conversion costs. In addition to $3.0 million in merger costs, salaries and related benefits rose another $4.5 million due to increased numbers of employees, regularly scheduled annual merit and related increases, and lower deferred loan origination costs. Professional services included $817 thousand more in consulting expenses for PPP loan forgiveness application processing, investment advisory services, and legal costs. Data processing increased by an additional $828 thousand primarily due to increases core processing and mobile banking systems charges, and other categories increased due to the larger size of the bank. FDIC insurance increased by $415 thousand due to an increase in our deposit base. Charitable contributions decreased due to supplemental contributions in 2020 related to the pandemic.

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

The provision for income taxes totaled $16.9 million at an effective tax rate of 26.6% in 2022, compared to $11.7 million at an effective tax rate of 26.0% in 2021 and $10.3 million at an effective tax rate of 25.5% in 2020. The increase in the provision in 2022 compared to 2021 reflected higher pre-tax income. The 60 basis point increase in the effective tax rate in 2022 as compared to 2021 was primarily due to lower BOLI income and the smaller proportion of tax-exempt loan and investment securities interest income to pre-tax income in 2022, partially offset by the non-deductible merger expenses and executive compensation in 2021. The 50 basis point increase in the effective tax rate in 2021 compared to 2020 was due to non-deductible merger expenses and executive compensation, partially offset by higher BOLI income and tax-exempt loan and investment securities interest income.

We file a consolidated return in the U.S. Federal tax jurisdiction and a combined return in the State of California tax jurisdiction. There were no ongoing federal or state income tax examinations at the issuance of this report. At December 31, 2022 and 2021, neither the Bank nor Bancorp had accruals for interest or penalties related to unrecognized tax benefits.

FINANCIAL CONDITION

Investment Securities

We maintain an investment securities portfolio to provide liquidity and to generate earnings on funds that have not been loaned to customers. Management determines the maturities and types of securities to be purchased based on liquidity and interest rate risk position, and the desire to attain a reasonable investment yield balanced with risk exposure. The tables below show the composition of the debt securities portfolio by expected maturity at December 31, 2022 and 2021. Expected maturities differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties. We estimate and update expected maturity dates regularly based on current and historical prepayment speeds. The weighted average life of the investment portfolio at December 31, 2022 and 2021 was approximately seven and six years, respectively.

December 31, 2022	Within 1 Year		1-5 Years		5-10 Years		After 10 Years		Total
(dollars in thousands; unaudited)	AmortizedCost[1]	Average Yield[2]	AmortizedCost[1]	Average Yield[2]	AmortizedCost[1]	Average Yield[2]	AmortizedCost[1]	Average Yield[2]	Amortized Cost[1]	Fair Value	Average Yield[2]
Held-to-maturity:
MBS/CMOs issued by U.S. government agencies	$463	0.63%	$152,817	3.36%	$419,822	2.20%	$158,410	2.28%	$731,512	$643,437	2.46%
SBA-backed securities	—	—	2,372	3.17	—	—	—	—	2,372	2,239	3.17
Debentures of government-sponsored agencies	—	—	24,993	4.26	47,017	2.06	73,813	1.91	145,823	119,356	2.36
Obligations of state and political subdivisions - tax-exempt[3]	—	—	—	—	5,515	3.72	26,600	2.74	32,115	28,846	2.90
Obligations of state and political subdivisions - taxable	—	—	—	—	4,708	1.84	25,677	2.28	30,385	22,913	2.21
Corporate bonds	—	—	30,000	3.63	—	—	—	—	30,000	28,448	3.63
Total held-to-maturity	463	0.63	210,182	3.50	477,062	2.20	284,500	2.22	972,207	845,239	2.49
Available-for-sale:
MBS/CMOs issued by U.S. government agencies	2,305	2.02	317,528	2.13	198,809	2.43	9,823	2.55	528,465	475,505	2.25
SBA-backed securities	65	1.01	47,166	2.66	—	—	493	5.03	47,724	44,355	2.68
Debentures of government sponsored agencies	—	—	140,145	1.29	6,977	1.35	1,992	1.39	149,114	135,106	1.29
U.S. Treasury securities	—	—	—	—	11,904	1.00	—	—	11,904	10,269	1.00
Obligations of state and political subdivisions - tax-exempt[3]	—	—	9,711	2.09	11,721	2.86	81,922	2.67	103,354	91,138	2.64
Obligations of state and political subdivisions - taxable	200	3.16	1,808	1.65	10,475	1.67	1,018	1.98	13,501	10,985	1.71
Corporate bonds	—	—	31,000	1.03	5,990	1.23	—	—	36,990	33,276	1.05
Asset-backed securities	—	—	—	—	1,553	5.04	—	—	1,553	1,462	5.04
Total available-for-sale	2,570	2.09	547,358	1.89	247,429	2.30	95,248	2.64	892,605	802,096	2.09
Total	$3,033	1.87%	$757,540	2.34%	$724,491	2.24%	$379,748	2.33%	$1,864,812	$1,647,335	2.30%

December 31, 2021	Within 1 Year		1-5 Years		5-10 Years		After 10 Years		Total
(dollars in thousands; unaudited)	AmortizedCost[1]	Average Yield[2]	AmortizedCost[1]	Average Yield[2]	AmortizedCost[1]	Average Yield[2]	AmortizedCost[1]	Average Yield[2]	Amortized Cost[1]	Fair Value	Average Yield[2]
Held-to-maturity:
MBS/CMOs issued by U.S. government agencies	$1,550	1.05%	$99,062	2.03%	$116,665	1.79%	$21,430	1.97%	$238,707	$239,856	1.90%
SBA-backed securities	—	—	4,840	3.17	—	—	—	—	4,840	5,038	3.17
Debentures of government-sponsored agencies	—	—	—	—	19,973	1.67	31,499	1.89	51,472	50,571	1.80
Obligations of state and political subdivisions - tax-exempt[3]	—	—	—	—	16,686	1.92	—	—	16,686	16,794	1.92
Obligations of state and political subdivisions - taxable	101	4.58	—	—	25,327	2.17	5,089	2.39	30,517	30,496	2.22
Total held-to-maturity	1,651	1.27	103,902	2.08	178,651	1.84	58,018	1.96	342,222	342,755	1.93
Available-for-sale:
MBS/CMOs issued by U.S. government agencies	13,262	1.24	202,848	1.67	459,936	1.79	87,623	1.26	763,669	759,576	1.69
SBA-backed securities	7	2.21	30,502	2.45	2,131	0.16	—	—	32,640	33,478	2.30
Debentures of government sponsored agencies	6,000	2.62	120,115	1.11	16,411	1.39	48,923	1.88	191,449	188,527	1.38
U.S. Treasury securities	—	—	—	—	11,886	1.00	—	—	11,886	11,630	1.00
Obligations of state and political subdivisions - tax-exempt[3]	1,322	3.73	21,026	2.69	92,375	2.60	—	—	114,723	119,970	2.63
Obligations of state and political subdivisions - taxable	1,128	2.86	1,011	3.24	12,147	1.56	—	—	14,286	14,030	1.78
Corporate bonds	2,013	2.73	31,000	1.03	5,988	1.23	—	—	39,001	38,495	1.15
Asset-backed securities	—	—	—	—	1,866	0.72	—	—	1,866	1,862	0.72
Total available-for-sale	23,732	1.93	406,502	1.57	602,740	1.87	136,546	1.48	1,169,520	1,167,568	1.72
Total	$25,383	1.89%	$510,404	1.68%	$781,391	1.86%	$194,564	1.62%	$1,511,742	$1,510,323	1.77%
1 Book value reflects cost, adjusted for accumulated amortization and accretion.
2 Weighted average calculation is based on amortized cost of securities.
3 Yields on tax-exempt municipal bonds are presented on a taxable equivalent basis, using federal tax rate of 21%.

The amortized cost of our investment securities portfolio increased $353.1 thousand or 23.4% during 2022. We purchased $243.5 million in securities in 2022 designated as available-for-sale to provide flexibility for liquidity and interest rate risk management. We also purchased $319.9 million in securities in 2022 designated as held-to-maturity. These purchases were offset by $177.3 million of paydowns, calls and maturities, and $10.7 million of sales during 2022. The weighted average yield on the purchases of securities was 3.22% for the 2022 year and 6.08% for the fourth quarter of 2022. We transferred $357.5 million of available-for-sale securities to held-to-maturity in March 2022. Refer to Note 2, Investment Securities, to the Consolidated Financial Statements in ITEM 8 of this report for further information.

During 2022, we purchased $364.6 million in agency collateralized mortgage obligations ("CMOs"), $60.9 million in agency mortgage-backed securities ("MBSs"), $61.2 million in debentures of government sponsored agencies, $30.0 million in corporate bonds, $29.9 million in SBA-backed securities and $16.8 million in obligations of state and political subdivisions. We consider agency debentures and CMOs issued by U.S. government sponsored entities to have low credit risk as they carry the credit support of the U.S. federal government. The debentures, CMOs and MBS issued by U.S. government sponsored agencies, SBA-backed securities and U.S. Treasury securities made up 86.7% of the portfolio at December 31, 2022, compared to 85.6% at December 31, 2021. See the discussion in the section captioned “Securities May Lose Value due to Credit Quality of the Issuers” in ITEM 1A Risk Factors above.

At December 31, 2022 and 2021, distribution of our investment in obligations of state and political subdivisions was as follows:

	December 31, 2022			December 31, 2021
(dollars in thousands; unaudited)	Amortized Cost	Fair Value	Percent of State and Municipal Securities	Amortized Cost	Fair Value	Percent of State and Municipal Securities
Within California:
General obligation bonds	$25,806	$20,768	14.4%	$25,036	$25,020	14.2%
Revenue bonds	3,719	2,987	2.1	5,249	5,185	3.0
Tax allocation bonds	—	—	—	503	510	0.3
Total within California	29,525	23,755	16.5	30,788	30,715	17.5
Outside California:
General obligation bonds	121,908	106,375	68.0	117,278	121,303	66.5
Revenue bonds	27,922	23,752	15.5	28,146	29,272	16.0
Total outside California	149,830	130,127	83.5	145,424	150,575	82.5
Total obligations of state and political subdivisions	$179,355	$153,882	100.0%	$176,212	$181,290	100.0%
Percent of investment portfolio	9.6%	9.3%		11.7%	12.0%

The portion of the portfolio outside the state of California is distributed among twelve states. Of the total investment in obligations of state and political subdivisions, the largest concentrations outside California are in Texas (39.6%), Washington (14.4%), and Wisconsin (8.9%). Our investment in obligations issued by municipal issuers in Texas are either guaranteed by the AAA-rated Texas Permanent School Fund ("PSF") or backed by revenue sources from essential services (such as utilities and transportation).

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
•Credit ratings by major credit rating agencies

Loans

Loans Outstanding by Class and Percent of Total

	December 31, 2022		December 31, 2021
(in thousands; unaudited)	Amortized Cost	Percent of Total	Amortized Cost	Percent of Total
Commercial and industrial	$173,547	8.3%	$301,602	13.4%
Real estate
Commercial owner-occupied	354,877	17.0	392,345	17.4
Commercial investor-owned	1,191,889	56.9	1,189,021	52.7
Construction	114,373	5.5	119,840	5.3
Home equity	88,748	4.2	88,746	3.9
Other residential	112,123	5.4	114,558	5.1
Installment and other consumer	56,989	2.7	49,533	2.2
Total loans, at amortized cost	2,092,546	100.0%	2,255,645	100.0%
Allowance for credit losses on loans	(22,983)		(23,023)
Total loans, net of allowance for credit losses	$2,069,563		$2,232,622

Loans decreased by $163.1 million in 2022, or 7%, to $2.093 billion as of December 31, 2022, from $2.256 billion as of December 31, 2021. Year-over-year changes were largely attributable to a $107.7 million decrease in PPP loans and a decrease in investor-owned commercial real estate loans, partially offset by growth in owner-occupied commercial real estate loans. Loan originations were $240.2 million in 2022 compared to $181.7 million in 2021, an increase of 32%. Non-PPP payoffs were $258.5 million in 2022, compared to $218.1 million in 2021. Much of the payoffs in 2022 were outside the Bank's control and resulted from activities such as sales of businesses and properties, cash repayments, and project completions. The originations and payoffs noted above, combined with utilization on lines of credit and amortization on existing loans, resulted in the net decreases for these periods.

Non-PPP payoffs as a percentage of beginning of the year loan balances were 11.5% in 2022 and 10.4% in 2021. Approximately 90% and 86%, of total loans were secured by real estate as of December 31, 2022 and 2021, respectively. The increase in the percentage secured by real estate from 2021 to 2022 was primarily due to a $107.7 million reduction in unsecured loans guaranteed by the SBA under the PPP, which are included in commercial and industrial loans. For additional information on loan concentration risk, see ITEM 1A, Risk Factors.

The following table summarizes our commercial real estate loan concentrations by the county in which the property was located as of December 31, 2022 and 2021.

Commercial Real Estate Loans Outstanding by County

(dollars in thousands; unaudited)	December 31, 2022		December 31, 2021
County	Amount	Percent of Commercial Real Estate Loans	Amount	Percent of Commercial Real Estate Loans
Marin	$339,805	22.0%	$349,445	22.1%
Sonoma	245,883	15.9	230,740	14.6
Napa	186,477	12.1	188,643	11.9
San Francisco	173,511	11.2	172,120	10.9
Alameda	163,381	10.6	176,871	11.2
Sacramento	120,146	7.8	113,120	7.2
Contra Costa	67,356	4.4	69,656	4.4
San Mateo	37,681	2.4	28,119	1.8
Solano	32,235	2.1	40,837	2.6
Placer	28,928	1.9	28,477	1.8
Santa Clara	21,091	1.4	20,070	1.3
San Joaquin	15,585	1.0	8,829	0.6
El Dorado	12,822	0.8	14,708	0.9
Other	101,865	6.4	139,731	8.7
Total	$1,546,766	100.0%	$1,581,366	100.0%

Commercial real estate loans decreased $34.6 million in 2022, compared to a $315.2 million increase in 2021. The decrease in 2022 was primarily due to cash paydowns as part of ongoing deleveraging, refinancings and asset sales. The increase in 2021 was primarily due to the AMRB acquisition and expanded footprint in Northern California. Of the commercial real estate loans at December 31, 2022, 77% were investor-owned and 23% were owner-occupied. Almost the entire commercial real estate loan portfolio is comprised of term loans for which the primary source of repayment is either the cash flow from leasing activities of the real estate collateral or the operating cash flow of the owner occupant.

The following table shows an analysis of construction loans by type and county as of December 31, 2022 and 2021.

Construction Loans Outstanding by Type and County

(dollars in thousands; unaudited)	December 31, 2022		December 31, 2021
Loan Type	Amount	Percent of Construction Loans	Amount	Percent of Construction Loans
Apartments and multifamily	$60,347	52.7%	$45,978	38.4%
Commercial real estate	33,746	29.5	49,131	41.0
1-4 Single family residential	19,171	16.8	19,564	16.3
Land - unimproved	1,109	1.0	1,201	1.0
Land - improved	—	—	3,966	3.3
Total	$114,373	100.0%	$119,840	100.0%

(dollars in thousands; unaudited)	December 31, 2022		December 31, 2021
County	Amount	Percent of Construction Loans	Amount	Percent of Construction Loans
San Francisco	$45,271	39.6%	$55,826	46.6%
Alameda	20,163	17.6	12,908	10.8
Solano	18,873	16.5	16,367	13.7
Sonoma	17,843	15.6	13,640	11.4
Marin	7,784	6.8	6,074	5.1
Other	4,439	3.9	15,025	12.4
Total	$114,373	100.0%	$119,840	100.0%

Construction loans decreased by $5.5 million in 2022, compared to an increase of $46.8 million in 2021. The decrease in 2022 was primarily due to $46.6 million in payoffs and $3.6 million in conversions to commercial real estate financing. These decreases were partially offset by $37.5 million advanced on existing construction loans and $7.2 million in new financing. The increase in 2021 was primarily due to $48.8 million advanced on existing construction loans, $13.2 million in loans assumed in the AMRB acquisition and $7.2 million in new financing. These increases were partially offset by $19.5 million in payoffs and $2.9 million in conversions to commercial real estate financing. Undisbursed construction loan commitments at December 31, 2022 and 2021 were $43.2 million and $77.8 million, respectively.

The following table presents the amortized costs and maturity distribution of our loans by class as of December 31, 2022 based on their contractual maturity dates. Maturities do not include scheduled payments or potential prepayments.

Loan Maturity Distribution

	Due within 1 year	Due after 1 through 5 years	Due after 5 through 15 years	Due after 15 years	Total
(in thousands; unaudited)
Commercial and industrial [1]	$61,181	$76,586	$32,530	$3,250	$173,547
Real estate
Commercial owner-occupied	12,869	80,861	253,863	7,284	354,877
Commercial investor-owned	42,643	329,876	792,173	27,197	1,191,889
Construction [2]	47,335	17,027	50,011	—	114,373
Home equity	2,118	23,433	61,618	1,579	88,748
Other residential	1,936	79	1,813	108,295	112,123
Installment and other consumer loans	956	7,389	48,452	192	56,989
Total	$169,038	$535,251	$1,240,460	$147,797	$2,092,546
1 Commercial and industrial due within 1 year includes SBA PPP loans totaling $3.5 million (net of $99 thousand in unrecognized fees and costs), which are expected to be forgiven by the SBA in 2023.
2 Construction loans that mature after 5 years are structured to convert to permanent financing after the initial construction period.

The following table shows the mix of variable-rate loans to fixed-rate loans due after one year by class as of December 31, 2022. The large majority of the variable-rate loans are tied to independent indices (such as the Prime Rate or a Treasury Constant Maturity Rate). Most loans with original terms of more than five years have provisions for the fixed rates to reset, or convert to variable rates, after three, five or seven years. These loans are included in variable-rate balances below.

Loan Interest Rate Sensitivity - Due After One Year

(in thousands; unaudited)	Fixed	Variable	Total
Commercial and industrial	$73,688	$38,678	$112,366
Real estate
Commercial owner-occupied	195,342	146,666	342,008
Commercial investor-owned	724,647	424,599	1,149,246
Construction	46,070	20,968	67,038
Home equity	723	85,907	86,630
Other residential	1,738	108,449	110,187
Installment and other consumer loans	41,097	14,936	56,033
Total	$1,083,305	$840,203	$1,923,508

Allowance for Credit Losses on Loans

The allowance for credit losses on loans is calculated in accordance with ASC 326 based on management's best estimate of current expected credit losses over the loans' contractual terms, adjusted for estimated prepayments where applicable. The contractual terms exclude anticipated extensions, renewals and modifications, except for reasonably expected extensions of certain troubled debt restructure loans. Relevant available information includes historical credit loss experience, current conditions and reasonable and supportable forecasts. While historical credit loss experience provides the basis for the estimation of expected credit losses, adjustments to historical loss information may be made for differences in current portfolio-specific risk characteristics, environmental conditions or other relevant factors. All specifically identifiable and quantifiable losses are charged off against the allowance. The ultimate adequacy of the allowance depends on a variety of complex factors, some of which may be beyond management's control, such as volatility in the real estate market, changes in interest rates and economic and political environments. Based on the current conditions of the loan portfolio and reasonable and supportable forecasts, management believes that the $23.0 million allowance for credit losses at December 31, 2022 was adequate to absorb expected credit losses in our loan portfolio. For additional information on our allowance for credit losses methodology, refer to Notes 1 and 3 to the Consolidated Financial Statements in ITEM 8 of this report.

The allowance for credit losses to loans was 1.10% at December 31, 2022 and 1.02% at December 31, 2021. The allowance for credit losses to loans, excluding SBA PPP loans was 1.10% and 1.07% at year-end 2022 and 2021, respectively (for a discussion of this non-GAAP financial measure, refer to ITEM 7, Financial Highlights section of this report).

The $40 thousand decrease in the allowance for credit losses on loans in 2022 was largely due to a $55.4 million decrease in applicable loan balances (excludes the $107.7 million decrease in PPP loans for which there was no allowance) and improvements in the Moody's Analytics' Baseline Forecast of California unemployment rates since December 31, 2021, which decreased the quantitative "modeled" allowance for credit losses. These decreases were partially offset by adjustments to qualitative risk factors to account for the ongoing deterioration in the economic outlook that management believes is not captured in the quantitative portion of the allowance and $23 thousand in net recoveries. For further information, refer to the Provision for Credit Losses section above, and Notes 1 and 3 to the Consolidated Financial Statements in ITEM 8 of this report.

Due to the high credit quality of our loan portfolio experienced to date, net charge-offs have been minimal for the past several years. Net recoveries totaled $23 thousand in 2022, compared to net recoveries of $93 thousand in 2021 and net charge-offs of $1 thousand in 2020.

The following table presents the allowance for credit losses on loans by loan class in accordance with the methodology described in Note 1 to the Consolidated Financial Statements in ITEM 8 of this report, as well as the percentage of total loans in each of the same loan classes as of December 31, 2022 and 2021.

Allocation of the Allowance for Credit Losses
(dollars in thousands; unaudited)	Commercial and industrial	Commercial real estate, owner-occupied	Commercial real estate, investor-owned	Construction	Home equity	Other residential	Installment and other consumer	Unallocated	Total
December 31, 2022
Modeled expected credit losses	$1,079	$1,497	$7,937	$453	$504	$571	$610	$—	$12,651
Qualitative adjustments	706	990	4,739	1,484	54	24	258	2,068	10,323
Specific allocations	9	—	—	—	—	—	—	—	9
Total	$1,794	$2,487	$12,676	$1,937	$558	$595	$868	$2,068	$22,983
Loans as a percent of total loans	8.3%	17.0%	56.9%	5.5%	4.2%	5.4%	2.7%	N/A	100.0%
December 31, 2021
Modeled expected credit losses	$1,067	$2,045	$8,974	$503	$569	$642	$450	$—	$14,250
Qualitative adjustments	642	731	3,765	1,150	26	2	171	2,286	8,773
Specific allocations	—	—	—	—	—	—	—	—	—
Total	$1,709	$2,776	$12,739	$1,653	$595	$644	$621	$2,286	$23,023
Loans as a percent of total loans	13.4%	17.4%	52.7%	5.3%	3.9%	5.1%	2.2%	N/A	100.0%

The table below shows the activity in the allowance for credit losses for each of the three years presented below.

Allowance for Credit Losses Rollforward

(dollars in thousands; unaudited)	2022	2021	2020
Beginning balance	$23,023	$22,874	$16,677
Impact of CECL adoption	—	—	1,604
(Reversal of) provision for credit losses	(63)	(1,449)	4,594
Initial allowance for PCD loans	—	1,505	—
Loans charged-off:
Commercial and industrial	(9)	—	(30)
Installment and other consumer	(23)	(5)	(1)
Total loans charged-off	(32)	(5)	(31)
Loans recovered:
Commercial and industrial	22	14	27
Real estate:
Construction	33	34	3
Home equity	—	50	—
Total loans recovered	55	98	30
Net loans (charged-off) recovered	23	93	(1)
Ending balance	$22,983	$23,023	$22,874
Total loans, at amortized cost	$2,092,546	$2,255,645	$2,088,556
Average total loans outstanding during year	$2,175,259	$2,155,982	$2,023,203
Ratio of allowance for credit losses to total loans at end of year	1.10%	1.02%	1.10%
Net recoveries (charge-offs) to average loans	NM	NM	NM
NM - Not meaningful.

Net charge-offs and recoveries for the years ended December 31, 2022, 2021 and 2020 were considered insignificant.

The following shows non-performing loans and loans modified in a TDR as of December 31, 2022 and 2021.

Non-Performing Loans and Troubled Debt Restructurings

(dollars in thousands; unaudited)	December 31, 2022	December 31, 2021
Non-accrual loans:
Real estate:
Commercial, owner-occupied	$1,563	$7,269
Commercial, investor-owned	—	694
Home equity	778	413
Installment and other consumer	91	—
Total non-accrual loans	$2,432	$8,376
Accruing TDR loans:[1]
Commercial and industrial	$900	$1,183
Real estate:
Commercial, owner-occupied	—	—
Commercial, investor-owned	160	179
Home equity	255	130
Installment and other consumer	457	607
Total accruing TDR loans	$1,772	$2,099
Total non-accrual and accruing TDR loans	$4,204	$10,475
Criticized and classified loans:
Special mention	$60,207	$73,263
Substandard	$28,010	$36,121
Doubtful	$99	$114
Allowance for credit losses to non-accrual loans	9.45x	2.75x
Non-accrual loans to total loans	0.12%	0.37%
[1] Excludes TDR loans on non-accrual status that are included above.
Non-Accrual and TDR

Non-accrual loans decreased by $5.9 million in 2022, primarily due to the payoff of two owner-occupied commercial real estate loans totaling $7.1 million and paydowns and the upgrade of a $695 thousand loan to accrual status as a result of improved financial condition and performance, partially offset by $2.0 million in loans designated as non-accrual in 2022. Over 96% of the non-accrual loans as of December 31, 2022 were well-secured by either commercial or residential real estate.

Non-accrual loans decreased by $857 thousand in 2021, primarily due to $1.0 million in payoffs and paydowns, partially offset by a $114 thousand well-secured investor-owned commercial real estate loan assumed in the AMRB acquisition and one $67 thousand home equity loan placed on non-accrual status in 2021.

Total accruing TDR loans were $1.8 million and $2.1 million as of December 31, 2022 and 2021, respectively. The $327 thousand decrease in 2022 was primarily due to $425 thousand in paydowns, partially offset by one loan totaling $98 thousand that was designated as TDR during 2022.

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

Criticized and Classified Loans

Loans designated as special mention decreased by $13.1 million in 2022, primarily due to $30.2 million in upgrades to a pass risk rating, $7.7 million in paydowns and payoffs, and $3.6 million in downgrades from special mention to substandard. These decreases were partially offset by $27.8 million in downgrades from pass to special mention and $695 thousand in upgrades from substandard to special mention during 2022. Of the $27.8 million in downgrades to special mention, $22.5 million (or 81%) was well-secured by commercial real estate and the remaining $5.3 million commercial loans had strong support.

Loans designated as special mention decreased by $13.6 million in 2021, primarily due to $33.1 million in upgrades to a pass risk rating, $18.9 million in paydowns and payoffs, and two loans that were downgraded from special mention to substandard totaling $5.4 million. These decreases were partially offset by $17.2 million in loans that were downgraded from pass/watch, $13.5 million in loans assumed in the AMRB acquisition, and $13.2 million in loans that were upgraded from substandard to special mention during 2021. Of the $17.2 million in downgrades to special mention, $13.2 million (or 77%) was well-secured by commercial real estate and the remaining $4.0 million in commercial loans had strong support. Loans designated as special mention exhibit potential weakness that deserve close attention.

Loans classified substandard decreased by $8.1 million in 2022, primarily due to $16.1 million in paydowns and payoffs and $871 thousand in upgrades to special mention or pass, partially offset by downgrades totaling $8.8 million. Of the downgraded loans, $4.7 million (or 53%) was secured by commercial real estate and $3.6 million (or 41%) was to commercial borrowers. In addition, of the $16.1 million in paydowns and payoffs, $2.7 million was from loans downgraded in 2022.

Loans classified substandard increased by $13.3 million in 2021, primarily due to downgrades totaling $25.4 million and $2.3 million in substandard loans assumed in the AMRB acquisition. Of the downgraded loans, $24.2 million were secured by commercial real estate. The downgrades were partially offset by $13.2 million in upgrades to special mention and $4.2 million in paydowns and payoffs.

Refer to Note 3 to the Consolidated Financial Statements in ITEM 8 of this report for an allocation of criticized and classified loans by loan class.

Other Assets

BOLI totaled $67.1 million at December 31, 2022, compared to $61.5 million at December 31, 2021. The increase of $5.6 million was primarily due to the purchase of $4.7 million in new policies and an increase in the cash surrender value from net investment earnings.

Interest receivable and other assets totaled $79.8 million and $51.4 million at December 31, 2022 and 2021, respectively. The $28.4 million increase was primarily due to a $30.5 million increase in net deferred tax assets as discussed below.

Net deferred tax assets totaled $43.9 million and $13.3 million at December 31, 2022 and 2021, respectively. Deferred tax assets consist primarily of tax benefits expected to be realized in future periods related to temporary differences such as the allowances for credit losses and unfunded loan commitments, net operating loss carryforwards, and deferred compensation and salary continuation plans. The $30.5 million increase in 2022 was primarily due to a $30.2 million increase in deferred tax assets related to changes in unrealized losses on available-for-sale investment securities, a $466 thousand increase in deferred tax assets related to state franchise tax and a $441 thousand decrease in deferred tax liabilities related to core deposit intangibles. These increases to net deferred tax assets were partially offset by a $430 thousand decrease in deferred tax assets related to the decrease in deferred compensation and salary continuation plans. Management believes deferred tax assets will be realizable due to our consistent record of earnings and the expectation that earnings will continue at a level adequate to realize such benefits. Therefore, no valuation allowance was established as of December 31, 2022 or 2021. For additional information, refer to Note 11 to the Consolidated Financial Statements in ITEM 8 of this report.

We held $16.7 million of FHLB stock recorded at cost in other assets at December 31, 2022 and 2021. The FHLB paid $1.0 million, $760 thousand and $654 thousand in cash dividends in 2022, 2021 and 2020, respectively. For additional information, refer to Note 2 to the Consolidated Financial Statements in ITEM 8 of this report.

Accrued interest on investment securities totaled $6.9 million and $4.8 million at December 31, 2022 and 2021, respectively. The increase was due to purchases of $563.4 million in securities.

Deposits

Deposits decreased by $235.2 million, to $3.573 billion at December 31, 2022, compared to $3.809 billion at December 31, 2021. Non-interest bearing deposits decreased by $71 million in 2022 and made up 51% of total deposits at year-end. The decline was a result of anticipated outflows due to planned business activities by a few large clients, some customers moving into alternative investments and normal year-end fluctuations. See ITEM 1A, Risk Factors, for a discussion of potential risks associated with concentrations and volatility due to activity of our large deposit customers. Our relationship banking model is the foundation for the strong deposit base and allows us to proactively and strategically address changes in the interest rate environment and technology adoption by our customers. With our low cost of deposits, the Bank is well-positioned to implement deposit retention strategies.

Distribution of Average Deposits

The table below shows the relative composition of our average deposits for 2022 and 2021. For average rates paid on deposits, refer to Average Statements of Condition and Analysis of Net Interest Income table in ITEM 7- Management's Discussion and Analysis of Financial Condition and Results of Operations.

	As of December 31,
	2022		2021
(in thousands; unaudited)	Average Amount	Percent of Total	Average Amount	Percent of Total
Non-interest bearing	$1,993,374	52.0%	$1,628,289	52.7%
Interest-bearing transaction	294,682	7.7	217,924	7.0
Savings	341,710	8.9	268,397	8.7
Money market [1]	1,065,103	27.8	864,625	27.9
Time deposits, including CDARS:	140,547	3.6	115,393	3.7
Total average deposits	$3,835,416	100.0%	$3,094,628	100.0%
1 Money market balances include Insured Cash Sweep® ("ICS") in both 2022 and 2021. Demand Deposit Marketplace SM ("DDM") and ICS balances are discussed in Note 6 to the Consolidated Financial Statements in ITEM 8 of this report.
Total estimated uninsured deposits as of December 31, 2022 and December 31, 2021 were $1.584 billion and $1.830 billion, respectively.

Maturities of Uninsured Time Deposits

The following table shows time deposits by account that are in excess of $250,000 by time remaining to maturity at December 31, 2022.

	December 31, 2022
(in thousands; unaudited)	Total	Uninsured Portion
Three months or less	$16,758	$9,258
Over three months through six months	8,241	5,491
Over six months through twelve months	7,206	3,456
Over twelve months	12,404	5,154
Total	$44,609	$23,359

Borrowings

As of December 31, 2022 and 2021, respectively, our total borrowing capacity included $711.6 million and $820.5 million in secured lines of credit with FHLB and $58.7 million and $70.8 million with the Federal Reserve Bank of San Francisco (“FRBSF”). We also had $150.0 million in unsecured lines with correspondent banks to cover any short-term borrowing needs at December 31, 2022 and 2021. FHLB overnight borrowings at December 31, 2022 were $112.0 million for a net available balance of $599.6 million. There were no overnight borrowings at December 31, 2021. The FRBSF and other correspondent bank lines were not utilized at December 31, 2022 or 2021.

In February 2023, we increased our borrowing capacity at the FHLB by pledging certain held-to-maturity securities to the Securities-Backed Credit Program, which increased our total FHLB borrowing capacity to $1.0372 billion as of February 28, 2023 from $711.6 million as of December 31, 2022.

As part of a bank acquisition, we assumed a subordinated debenture due to the NorCal Community Bancorp Trust II with a contractual balance of $4.1 million. On March 15, 2021, we redeemed the $2.8 million subordinated debenture (accreted value), which carried an average interest rate of 5.68% in 2020. For additional information, see Note 7, Borrowings and Other Obligations, in ITEM 8 of this report.

Deferred Compensation Obligations

We maintain a non-qualified, unfunded deferred compensation plan for certain key management personnel. Under this plan, participating employees may defer compensation, which will entitle them to receive certain payments for up to fifteen years commencing upon retirement, death, disability or termination of employment. The participating employee may elect to receive payments over periods not to exceed fifteen years. A similar Deferred Director Fee Plan entitles participating members of the Board of Directors to receive payments as elected by the participant upon separation from service, death, disability or termination of service. At December 31, 2022 and 2021, our aggregate payment obligations under both plans totaled $7.1 million and $7.9 million, respectively.

Our Salary Continuation Plan ("SERP") provides a percentage of salary continuation benefits to a select group of executive management upon retirement at age sixty-five and reduced benefits upon early retirement.  At December 31, 2022 and 2021, our liability under the SERP was $4.7 million and $5.3 million, respectively, and is recorded in interest payable and other liabilities in the Consolidated Statements of Condition. The Plan is unfunded and non-qualified for tax purposes and for purposes of Title I of the Employee Retirement Income Security Act of 1974.

Decreases in both the deferred compensation plan and SERP liabilities in 2022 mainly resulted from increases in benefit payments to retired employees. In addition, we increased the discount rate on the SERP payments to reflect market conditions, which reduced the present value of the SERP obligation.

For additional information, see Note 10 to the Consolidated Financial Statements in ITEM 8 of this report.

Capital Adequacy

As discussed in Note 15 to the Consolidated Financial Statements in ITEM 8 of this report, the Bank's capital ratios were above regulatory guidelines to be considered "well capitalized" and Bancorp's ratios exceeded the required minimum ratios for capital adequacy purposes. For further discussion of bank capital requirements, refer to the SUPERVISION AND REGULATION section in ITEM 1 of this report.

The Bank's total risk-based capital ratio increased from 14.4% at December 31, 2021 to 15.7% at December 31, 2022, primarily due to capital creation from net income, partially offset by a $16.2 million dividend to the Holding Company to cover dividends to shareholders and Holding Company operating costs. Bancorp's total risk-based capital ratio was 14.6% at December 31, 2021 and 15.9% at December 31, 2022. Tangible common equity to tangible assets declined to 8.2% at December 31, 2022 from 8.8% at December 31, 2021, primarily due to $71.7 million increase in after-tax unrealized losses on available-for-sale securities associated with interest rate changes since December 31, 2021, partially offset by incremental earnings and the smaller balance sheet in 2022.

Bancorp's share repurchase program and activity are discussed in detail in ITEM 5 and in Note 8 to the Consolidated Financial Statements in ITEM 8 of this report. We expect to maintain strong capital levels and do not expect that we will be required to raise additional capital in 2023. Our anticipated sources of capital in 2023 include future earnings and shares issued under the stock-based compensation program.

Liquidity and Capital Resources

The goal of liquidity management is to provide adequate funds to meet loan demand and to fund operating activities and deposit withdrawals. We accomplish this goal by maintaining an appropriate level of liquid assets and formal lines of credit with the FHLB, FRBSF and correspondent banks that enable us to borrow funds as discussed in Note 7 to the Consolidated Financial Statement in ITEM 8 of this report. Our Asset Liability Management Committee

("ALCO"), which is comprised of independent Bank directors and the Bank's Chief Executive Officer, is responsible for approving and monitoring our liquidity targets and strategies. ALCO has adopted a contingency funding plan that provides early detection of potential liquidity issues in the market or the Bank and institutes prompt responses that may prevent or alleviate a potential liquidity crisis. Management monitors liquidity daily and regularly adjusts our position based on current and future liquidity needs. We also have relationships with third-party deposit networks and can adjust the placement of our deposits via reciprocal or one-way sales as part of our cash management strategy, as discussed in Note 6 to the Consolidated Financial Statement in ITEM 8 of this report.

We obtain funds from the repayment and maturity of loans, deposit inflows, investment security maturities, sales and paydowns, federal funds purchases, FHLB advances, other borrowings, and cash flow from operations.  Our primary uses of funds are the origination of loans, the purchase of investment securities, withdrawals of deposits, maturity of certificates of deposit, repayment of borrowings, and dividends to common stockholders.

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

Our cash and cash equivalents decreased by $302.2 million to $45.4 million at December 31 2022 from $347.6 million at December 31, 2021. Significant uses of liquidity during 2022 were $563.4 million in investment securities purchased, $235.2 million in withdrawals of deposits, $15.7 million in cash dividends paid on common stock to our shareholders, $4.7 million in purchase of bank owned life insurance policies and $1.2 million in common stock repurchases.

The most significant sources of liquidity during 2022 were proceeds from loans collected net of originations totaling $164.0 million, proceeds from principal paydowns, maturities and sales of investment securities totaled $187.9 million and Federal Home Loan Bank borrowings of $112.0 million. In addition, $55.3 million in net cash was provided by operating activities. Refer to the Consolidated Statement of Cash Flows in this Form 10-K for additional information on our sources and uses of liquidity. Management anticipates that our current liquidity position and core deposit base are adequate to fund our operations.

Total immediate contingent funding sources, including unrestricted cash, unencumbered available-for-sale securities and total borrowing capacity was $1.7 billion, or 49% of total deposits as of December 31, 2022. In February 2023, we enhanced our borrowing capacity at the FHLB by pledging certain held-to-maturity securities to the Securities-Backed Credit Program, increasing the Bank's total immediate contingent funding sources to approximately $2.0 billion, or 59% of deposits as of February 28, 2023. In addition, under the Federal Reserve’s new BTFP facility, the the Bank has the option to add approximately $267 million to its borrowing capacity.

Undrawn credit commitments, as discussed in Note 16 to the Consolidated Financial Statements in ITEM 8 of this report, totaled $566.9 million at December 31, 2022. We expect to fund these commitments to the extent utilized primarily through the repayment of existing loans, deposit growth and liquid assets. Over the next twelve months, $87.0 million of time deposits will mature. We expect to replace these funds with new deposits. Our emphasis on local deposits, combined with our liquid investment portfolio, provides a very stable funding base.

Since Bancorp is a holding company and does not conduct regular banking operations, its primary sources of liquidity are dividends from the Bank. Under the California Financial Code, payment of a dividend from the Bank to Bancorp without advance regulatory approval is restricted to the lesser of the Bank’s retained earnings or the amount of the Bank’s net profits from the previous three fiscal years less the amount of dividends paid during that period. The primary uses of funds for Bancorp are shareholder dividends, ordinary operating expenses and stock repurchases.  Bancorp held $4.5 million of cash at December 31, 2022. Management anticipates that there will be sufficient earnings at the Bank to provide dividends to Bancorp to meet its funding requirements for the foreseeable future.

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

ALCO and the Board of Directors review our exposure to interest rate risk at least quarterly. We use simulation models to measure interest rate risk and to evaluate strategies to improve profitability. A simplified static statement of condition is prepared on a quarterly basis as a starting point, using instrument level data of our actual loans, investments, borrowings and deposits as inputs. If potential changes to net equity value and net interest income resulting from hypothetical interest rate changes are not within the limits established by the Board of Directors, management may adjust the asset and liability mix to bring the risk position within approved limits or take other actions. At December 31, 2022, interest rate risk was within policy guidelines established by ALCO and the Board. One set of interest rates modeled and evaluated against flat interest rates and a static balance sheet is a series of immediate parallel shifts in the yield curve. Our most recent analysis of our interest rate sensitivity is provided in the following table as an example rather than an expectation of likely interest rate movements.

Effect of Interest Rate Change on Net Interest Income (NII)
Immediate Changes in Interest Rates (in basis points)	Estimated Change in NII in Year 1 (as percent of NII)	Estimated Change in NII in Year 2 (as percent of NII)
up 400	(10.2)%	(0.6)%
up 300	(7.7)%	(0.5)%
up 200	(5.1)%	(0.4)%
up 100	(2.4)%	0.3%
down 100	(0.5)%	(2.3)%
down 200	(1.5)%	(4.2)%

Interest rate sensitivity is a function of the repricing characteristics of our assets and liabilities. The Bank runs a combination of scenarios and sensitivities in its attempt to capture the range of interest rate risk including the simulations mentioned above. As with any simulation model or other method of measuring interest rate risk, limitations are inherent in the process and dependent on assumptions. For example, if we choose to pay interest on certain business deposits that are currently non-interest bearing, causing those deposits to become rate sensitive in the future, we would become less asset sensitive than the model currently indicates. Additionally, assets and liabilities may react differently to changes in market interest rates in terms of both timing and responsiveness to market rate movements. Important deposit modeling assumptions include the speed of deposit run-off and the amount by which interest-bearing deposit rates increase or decrease when market interest rates change, otherwise known as the deposit beta. We applied an average deposit beta of 35% to rates paid on non-maturity interest-bearing deposits in rising rate scenarios, reflected in the table above. The actual rates and timing of prepayments on loans and investment securities could vary significantly from the assumptions applied in the various scenarios. Lastly, uneven changes in different tenors of U.S. Treasury rates that result in changes to the shape of the yield curve could produce different results from those presented in the table. Accordingly, the results presented should not be relied upon as indicative of actual results in the event of changing market interest rates.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors
Bank of Marin Bancorp

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated statements of condition of Bank of Marin Bancorp and Subsidiary (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of comprehensive (loss) income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2022 and 2021, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

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

Allowance for Credit Losses for Loans

As discussed in Notes 1 and 3 to the consolidated financial statements, the allowance for credit losses for loans at December 31, 2022, was $23 million on a total loan portfolio of $2.1 billion. The allowance for credit losses provides an estimate of lifetime expected losses in the loan portfolio. The measurement of expected credit losses is based on relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts that affect the collectability of the financial assets.

We identified the allowance for credit losses for loans as a critical audit matter. The principal considerations for our determination of the allowance for credit losses for loans as a critical audit matter are subjectivity of the estimation and application of forecasted economic conditions and qualitative internal and external risk factors used in the calculation of the allowance for credit losses for loans. The economic forecast component of the allowance for credit losses for loans is used to compare the conditions that existed during the historical period to current conditions and future expectations. The qualitative internal and external risk factors are used to adjust for differences in segment-specific risk characteristics or conditions that differ from those that existed during the historical period for which the probability of default and loss given default factors were developed. Auditing management’s judgements regarding forecasted economic conditions and qualitative internal and external risk factors applied to the allowance for credit losses for loans involved a high degree of subjectivity.

The primary procedures we performed to address this critical audit matter included:

•Testing the design, implementation, and operating effectiveness of controls related to management’s calculation of the allowance for credit losses for loans, including controls over qualitative internal and external risk factors and the forecasted economic conditions utilized.
•Testing the appropriateness of the methodology used in the calculation of the allowance for credit losses for loans, as well as testing completeness and accuracy of the data used in the calculation, application of the forecasted economic conditions, and qualitative internal and external risk factors determined by management and used in the calculation, and verifying calculations in the allowance for credit losses for loans.
•Obtaining management’s analysis and supporting documentation related to the forecasted economic conditions, and testing whether the forecasts used in the calculation of the allowance for credit losses for loans are reasonable and supportable based on the analysis provided by management.
•Obtaining management’s analysis of internal and external qualitative factors, and evaluating the reasonableness of the assumptions used in determining the qualitative factor adjustments.

/s/ Moss Adams LLP

Portland, Oregon
March 15, 2023

We have served as the Company’s auditor since 2004.

March 15, 2023

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

Management conducted an assessment of the effectiveness of internal control over financial reporting as of December 31, 2022, utilizing the framework established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2022.

The Company's independent registered public accounting firm, Moss Adams LLP, has issued an attestation report on our internal control over financial reporting, which appears on the previous page.

/s/ Timothy D. Myers
Timothy D. Myers, President and Chief Executive Officer

/s/ Tani Girton
Tani Girton, EVP and Chief Financial Officer

BANK OF MARIN BANCORP CONSOLIDATED STATEMENTS OF CONDITION
December 31, 2022 and 2021

(in thousands, except share data)	2022	2021
Assets
Cash, cash equivalents and restricted cash	$45,424	$347,641
Investment securities:
Held-to-maturity, at amortized cost (net of zero allowance for credit losses at December 31, 2022 and 2021)	972,207	342,222
Available-for-sale, at fair value (net of zero allowance for credit losses at December 31, 2022 and 2021)	802,096	1,167,568
Total investment securities	1,774,303	1,509,790
Loans, at amortized cost	2,092,546	2,255,645
Allowance for credit losses on loans	(22,983)	(23,023)
Loans, net of allowance for credit losses on loans	2,069,563	2,232,622
Goodwill	72,754	72,754
Bank-owned life insurance	67,066	61,473
Operating lease right-of-use assets	24,821	23,604
Bank premises and equipment, net	8,134	7,558
Core deposit intangible, net	5,116	6,605
Other real estate owned	455	800
Interest receivable and other assets	79,828	51,362
Total assets	$4,147,464	$4,314,209
Liabilities and Stockholders' Equity
Liabilities
Deposits:
Non-interest bearing	$1,839,114	$1,910,240
Interest bearing:
Transaction accounts	287,651	290,813
Savings accounts	338,163	340,959
Money market accounts	989,390	1,116,303
Time accounts	119,030	150,235
Total deposits	3,573,348	3,808,550
Borrowings and other obligations	112,439	419
Operating lease liabilities	26,639	25,429
Interest payable and other liabilities	22,946	29,443
Total liabilities	3,735,372	3,863,841
Commitments and contingent liabilities (Note 12)
Stockholders' Equity
Preferred stock, no par value, Authorized - 5,000,000 shares, none issued	—	—
Common stock, no par value, Authorized - 30,000,000 shares; Issued and outstanding - 16,029,138 and 15,929,243 at December 31, 2022 and 2021, respectively	215,057	212,524
Retained earnings	270,781	239,868
Accumulated other comprehensive loss, net of tax	(73,746)	(2,024)
Total stockholders' equity	412,092	450,368
Total liabilities and stockholders' equity	$4,147,464	$4,314,209
The accompanying notes are an integral part of these consolidated financial statements.

BANK OF MARIN BANCORP CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
Years ended December 31, 2022, 2021 and 2020

(in thousands, except per share amounts)	2022	2021	2020
Interest income
Interest and fees on loans	$93,868	$91,612	$84,674
Interest on investment securities	34,766	16,342	14,503
Interest on federal funds sold and due from banks	1,407	399	461
Total interest income	130,041	108,353	99,638
Interest expense
Interest on interest-bearing transaction accounts	421	172	186
Interest on savings accounts	125	94	68
Interest on money market accounts	1,589	1,520	2,009
Interest on time accounts	323	246	554
Interest on borrowings and other obligations	91	9	4
Interest on subordinated debenture	—	1,361	158
Total interest expense	2,549	3,402	2,979
Net interest income	127,492	104,951	96,659
(Reversal of) provision for credit losses on loans	(63)	(1,449)	4,594
(Reversal of) provision for credit losses on unfunded loan commitments	(318)	(992)	1,570
Net interest income after (reversal of) provision for credit losses	127,873	107,392	90,495
Non-interest income
Wealth Management and Trust Services	2,227	2,222	1,851
Debit card interchange fees, net	2,051	1,812	1,438
Service charges on deposit accounts	2,007	1,593	1,314
Earnings on bank-owned life insurance, net	1,229	2,194	973
Dividends on Federal Home Loan Bank stock	1,056	760	654
Merchant interchange fees, net	549	422	239
(Losses) gains on sale of investment securities, net	(63)	(16)	915
Other income	1,849	1,145	1,166
Total non-interest income	10,905	10,132	8,550
Non-interest expense
Salaries and employee benefits	42,046	41,939	34,393
Occupancy and equipment	7,823	7,297	6,943
Data processing	4,649	5,139	3,184
Professional services	3,299	4,974	2,181
Depreciation and amortization	1,840	1,740	2,149
Information technology	2,197	1,550	1,050
Amortization of core deposit intangible	1,489	1,135	853
Directors' expense	1,107	957	713
Federal Deposit Insurance Corporation insurance	1,179	889	474
Charitable contributions	709	587	1,034
Other real estate owned	359	5	—
Other expense	8,572	6,426	5,484
Total non-interest expense	75,269	72,638	58,458
Income before provision for income taxes	63,509	44,886	40,587
Provision for income taxes	16,923	11,658	10,345
Net income	$46,586	$33,228	$30,242
Net income per common share:
Basic	$2.93	$2.32	$2.24
Diluted	$2.92	$2.30	$2.22
Weighted average common shares:
Basic	15,921	14,340	13,525
Diluted	15,969	14,422	13,617
Comprehensive (loss) income:
Net income	$46,586	$33,228	$30,242
Other comprehensive (loss) income:
Change in net unrealized gains or losses on available-for-sale securities	(88,620)	(21,281)	11,891
Reclassification adjustment for losses (gains) on available-for-sale securities in net income	63	16	(915)
Net unrealized losses on securities transferred from available-for-sale to held-to-maturity	(14,847)	—	—
Amortization of net unrealized losses on securities transferred from available-for-sale to held-to-maturity	1,580	493	524
Other comprehensive (loss) income, before tax	(101,824)	(20,772)	11,500
Deferred tax (benefit) expense	(30,102)	(6,147)	3,402
Other comprehensive (loss) income, net of tax	(71,722)	(14,625)	8,098
Comprehensive (loss) income	$(25,136)	$18,603	$38,340
The accompanying notes are an integral part of these consolidated financial statements.

BANK OF MARIN BANCORP CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Years ended December 31, 2022, 2021 and 2020

(in thousands, except share data)	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Taxes	Total
	Shares	Amount
Balance at December 31, 2019	13,577,008	$129,058	$203,227	$4,503	$336,788
Net income	—	—	30,242	—	30,242
Other comprehensive income, net of tax	—	—	—	8,098	8,098
Cumulative effect of change in accounting principal ASU 2016-13[1]	—	—	(1,216)	—	(1,216)
Stock options exercised, net of shares surrendered for cashless exercises and tax withholdings	65,407	1,304	—	—	1,304
Stock issued under employee stock purchase plan	2,392	72	—	—	72
Stock issued under employee stock ownership plan	39,900	1,289	—	—	1,289
Restricted stock granted	29,100	—	—	—	—
Restricted stock surrendered for tax withholdings upon vesting	(2,200)	(73)	—	—	(73)
Restricted stock forfeited / cancelled	(14,314)	—	—	—	—
Stock-based compensation - stock options	—	319	—	—	319
Stock-based compensation - restricted stock	—	884	—	—	884
Cash dividends paid on common stock ($0.92 per share)	—	—	(12,506)	—	(12,506)
Stock purchased by directors under director stock plan	1,146	43	—	—	43
Stock issued in payment of director fees	5,723	217	—	—	217
Stock repurchased, including commissions	(203,709)	(7,208)	—	—	(7,208)
Balance at December 31, 2020	13,500,453	$125,905	$219,747	$12,601	$358,253
Net income	—	—	33,228	—	33,228
Other comprehensive loss	—	—	—	(14,625)	(14,625)
Stock options exercised, net of shares surrendered for cashless exercises and tax withholdings	36,338	463	—	—	463
Stock issued under employee stock purchase plan	2,648	90	—	—	90
Stock issued under employee stock ownership plan	36,075	1,330	—	—	1,330
Restricted stock granted	30,742	—	—	—	—
Restricted stock surrendered for tax withholdings upon vesting	(4,211)	(166)	—	—	(166)
Restricted stock forfeited / cancelled	(3,848)	—	—	—	—
Stock-based compensation - stock options	—	491	—	—	491
Stock-based compensation - restricted stock	—	481	—	—	481
Cash dividends paid on common stock ($0.94 per share)	—	—	(13,107)	—	(13,107)
Stock purchased by directors under director stock plan	1,034	34	—	—	34
Stock issued in payment of director fees	6,443	217	—	—	217
Stock issued to American River Bankshares shareholders	3,441,235	124,401	—	—	124,401
Stock repurchased, including commissions	(1,117,666)	(40,722)	—	—	(40,722)
Balance at December 31, 2021	15,929,243	$212,524	$239,868	$(2,024)	$450,368
Net income	—	—	46,586	—	46,586
Other comprehensive loss	—	—	—	(71,722)	(71,722)
Stock options exercised, net of shares surrendered for cashless exercises and tax withholdings	40,674	821	—	—	821
Stock issued under employee stock purchase plan	2,025	62	—	—	62
Stock issued under employee stock ownership plan	38,000	1,233	—	—	1,233
Restricted stock granted	46,672	—	—	—	—
Restricted stock surrendered for tax withholdings upon vesting	(1,169)	(40)	—	—	(40)
Restricted stock forfeited / cancelled	(13,692)	—	—	—	—
Stock-based compensation - stock options	—	251	—	—	251
Stock-based compensation - restricted stock	—	712	—	—	712
Cash dividends paid on common stock ($0.98 per share)	—	—	(15,673)	—	(15,673)
Stock purchased by directors under director stock plan	515	16	—	—	16
Stock issued in payment of director fees	10,145	355	—	—	355
Stock repurchased, including commissions	(23,275)	(877)	—	—	(877)
Balance at December 31, 2022	16,029,138	$215,057	$270,781	$(73,746)	$412,092
1 Refer to Note 1, Summary of Accounting Policies, for information on the adoption of ASU 2016-13 in 2020.
The accompanying notes are an integral part of these consolidated financial statements.

BANK OF MARIN BANCORP CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2022, 2021 and 2020

(in thousands)	2022	2021	2020
Cash Flows from Operating Activities:
Net income	$46,586	$33,228	$30,242
Adjustments to reconcile net income to net cash provided by operating activities:
(Reversal of) provision for credit losses on loans	(63)	(1,449)	4,594
(Reversal of) provision for credit losses on unfunded loan commitments	(318)	(992)	1,570
Noncash contribution expense to employee stock ownership plan	1,233	1,330	1,289
Noncash director compensation expense	355	217	217
Stock-based compensation expense	963	972	1,203
Amortization of core deposit intangible	1,489	1,135	853
Amortization of investment security premiums, net of accretion of discounts	9,056	5,799	1,354
Amortization of premiums (accretion of discounts) on acquired loans, net	153	(571)	(165)
Accretion of discount on subordinated debenture	—	1,347	69
Net change in deferred loan origination costs/fees	(2,716)	(3,155)	5,040
Write-down of other real estate owned	345	—	—
Losses (gains) on sale of investment securities, net	63	16	(915)
Depreciation and amortization	1,840	1,740	2,149
Earnings on bank-owned life insurance policies	(1,229)	(2,194)	(973)
Net changes in interest receivable and other assets	2,228	5,554	(5,135)
Net changes in interest payable and other liabilities	(4,708)	2,276	(547)
Total adjustments	8,691	12,025	10,603
Net cash provided by operating activities	55,277	45,253	40,845
Cash Flows from Investing Activities:
Purchase of held-to-maturity securities	(319,937)	(305,329)	—
Purchase of available-for-sale securities	(243,459)	(620,236)	(97,544)
Proceeds from sale of available-for-sale securities	10,664	6,632	33,756
Proceeds from paydowns/maturities of held-to-maturity securities	47,098	71,682	28,144
Proceeds from paydowns/maturities of available-for-sale securities	130,178	110,059	114,991
Loan principal collected, net of originations	164,019	256,856	(249,337)
Purchase of bank-owned life insurance policies	(4,714)	(1,943)	(941)
Cash receipts from bank-owned life insurance policies	350	2,478	—
Purchase of premises and equipment	(2,266)	(1,044)	(981)
Cash and cash equivalents acquired from American River Bankshares	—	140,577	—
Purchase of Federal Home Loan Bank stock	—	—	(176)
Cash paid for low income housing tax credit investment	(30)	(398)	(1,355)
Net cash used in investing activities	(218,097)	(340,666)	(173,443)
Cash Flows from Financing Activities:
Net (decrease) increase in deposits	(235,202)	514,279	167,760
Federal Home Loan Bank borrowings (repayment)	112,000	(13,885)	—
Repayment of finance lease obligations	(131)	(86)	(172)
Repayment of subordinated debenture including execution costs	—	(4,126)	—
Proceeds from stock options exercised	821	463	1,304
Restricted stock surrendered for tax withholdings upon vesting	(40)	(166)	(73)
Cash dividends paid on common stock	(15,673)	(13,107)	(12,506)
Stock repurchased, including commissions	(1,250)	(40,762)	(6,898)
Proceeds from stock issued under employee and director stock purchase plans	78	124	115
Net cash (used in) provided by financing activities	(139,397)	442,734	149,530
Net (decrease) increase in cash, cash equivalents and restricted cash	(302,217)	147,321	16,932
Cash, cash equivalents and restricted cash at beginning of period	347,641	200,320	183,388
Cash, cash equivalents and restricted cash at end of period	$45,424	$347,641	$200,320
Supplemental disclosure of cash flow information:
Cash paid in interest	$2,560	$2,105	$2,948
Cash paid in income taxes	$14,325	$12,350	$13,065
Supplemental disclosure of noncash investing and financing activities:
Change in net unrealized gain or loss on available-for-sale securities	$(88,620)	$(21,281)	$11,891
Cumulative effect of change in accounting principle ASU 2016-13	$—	$—	$(1,216)
Amortization of net unrealized loss on available-for-sale securities transferred to held-to-maturity	$1,580	$493	$524
Repurchase of stock not yet settled	$—	$373	$413
Securities transferred from available-for-sale to held-to-maturity	$357,482	$—	$—
Acquisition: Fair value of assets acquired, excluding cash and cash equivalents	$—	$757,844	$—
Fair value of liabilities assumed	$—	$816,558	$—
Restricted cash [1]	$—	$4,395	$2,700

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

Basis of Presentation - The consolidated financial statements include the accounts of Bancorp, a bank holding company, and its wholly-owned bank subsidiary, Bank of Marin, a California state-chartered commercial bank. References to “we,” “our,” “us” mean Bancorp and the Bank that are consolidated for financial reporting purposes. Our accounting and reporting policies conform to U.S. generally accepted accounting principles ("GAAP"), general practice, and regulatory guidance within the banking industry. A summary of our significant policies follows. All material intercompany transactions have been eliminated. We monitor financial performance and evaluate the revenue streams of the various products, services, locations, and operations on a company-wide basis. Accordingly, all of the community banking and wealth management and trust services are considered by management to be aggregated into one reportable operating segment, community banking. We evaluated subsequent events through the date of filing with the Securities and Exchange Commission (“SEC”) and determined there were no subsequent events that required additional recognition or disclosure.

Accounting Changes and Reclassifications - Certain items in prior financial statements have been reclassified to conform to the current presentation, including the reclassification of the provision for credit losses on unfunded commitments in the second quarter of 2021 from non-interest expense to a separate line item under the provision for credit losses on loans in the consolidated statements of comprehensive (loss) income. In addition, on December 31, 2020, we adopted Accounting Standards Update (“ASU”) 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments and all applicable amendments as subsequently updated for certain clarifications, targeted relief and codification improvements. Accounting Standards Codification (“ASC”) Topic 326 (“ASC 326”) replaced the incurred loss method for measuring credit losses with a current expected credit loss ("CECL") method for financial assets recorded at amortized cost (i.e., loans originated by us and held-to-maturity investment securities). The previous incurred loss method included a general allowance on loans for known and inherent losses within the portfolio, which reflected adjusted historical loss rates and a specific allowance component for impaired loans. The CECL method requires the measurement of all expected credit losses for financial assets measured at amortized cost and certain off-balance-sheet credit exposures to consider credit losses expected to be incurred over the life of the financial asset based on past events, current conditions, and reasonable and supportable forecasts. ASC 326 also requires enhanced disclosures related to the significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards. In addition, ASC 326 include certain changes to the accounting for available-for-sale investment securities including the requirement to recognize an allowance when management intends to sell or believes that it is more likely than not they will be required to sell the security before recovery of its amortized cost.

ASC 326 was effective January 1, 2020. However, in accordance with the accounting relief provisions of the Coronavirus Aid, Relief and Economic Security ("CARES") Act passed in March 2020, we postponed the adoption of the CECL standard to the earlier of the end of the national emergency or December 31, 2020. Therefore, we adopted this standard using the modified retrospective method for all financial assets measured at amortized cost, and off-balance-sheet credit exposures, effective October 1, 2020 (the beginning of the first reporting period in which the standard was effective due to the postponement of CECL) through a cumulative adjustment to retained earnings. Results for reporting periods beginning after September 30, 2020 have been presented under the new standard while prior period amounts continue to be reported in accordance with previously applicable GAAP. Upon adoption, we recorded a cumulative adjustment to retained earnings, net of taxes, based on economic forecasts and other assumptions as of January 1, 2020. That adjustment resulted in an increase to our allowance for credit losses of $1.6 million and an increase to the allowance for unfunded loan commitments of $122 thousand. In addition, we recognized the remaining difference between the allowance for credit losses calculated under the CECL model as of December 31, 2020 and the allowance for credit losses calculated under the incurred loss model as of September 30, 2020 as a reversal of the provision for credit losses and a provision for credit losses on unfunded loan commitments, as shown in the tables below.

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
[1] The cumulative transition adjustment resulted from applying the CECL method, which was based on economic forecasts and other assumptions as of January 1, 2020. Refer to Note 3, Loans and Allowance for Credit Losses, for more information.

The Bank did not record an allowance for credit losses on available-for-sale or held-to-maturity investment securities upon the adoption of CECL as the investment portfolio consisted primarily of debt securities backed by the U.S. government and high credit quality obligations of state and political subdivisions. Refer to Note 2, Investment Securities, for more information.

In the second quarter of 2021, we reclassified the provision for credit losses on unfunded commitments from non-interest expense to a separate line item under the provision for credit losses on loans in the consolidated statements of comprehensive (loss) income.

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

Investment Securities - are classified as "held-to-maturity," "trading securities" or "available-for-sale." Investments classified as held-to-maturity are those that we have the ability and intent to hold until maturity and are reported at cost, adjusted for the amortization or accretion of premiums or discounts. Investments held for resale in anticipation of short-term market movements are classified as trading securities and are reported at fair value, with unrealized gains and losses included in earnings. Investments that are neither held-to-maturity nor trading are classified as available-for-sale and are reported at fair value. Unrealized gains and losses for available-for-sale securities, net of related taxes, are reported as a separate component of comprehensive (loss) income and included in stockholders' equity until realized. For discussion of our methodology in determining fair value, see Note 9, Fair Value of Assets and Liabilities.

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

Securities transferred from the available-for-sale category to the held-to-maturity category are recorded at fair value at the date of transfer. Unrealized holding gains or losses on the dates of the transfer of securities from available-for-sale to held-to-maturity are included in the balance of accumulated other comprehensive (loss) income, net of tax, in the consolidated balance sheets. These unrealized holding gains or losses on the dates of transfer are amortized over the remaining life of the securities as yield adjustments in a manner consistent with the amortization or accretion of the original purchase premium or discount on the associated security.

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

For available-for-sale securities in an unrealized loss position ("impaired security"), we assess whether 1) we intend to sell the security, or, 2) it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. Under either of these conditions, the security's amortized cost is written down to fair value through a charge to previously recognized allowances or earnings, as applicable. For impaired securities that do not meet these conditions, we assess whether the decline in fair value was due to credit loss or other factors. This assessment considers, among other things: 1) the extent to which the fair value is less than amortized cost, 2) the financial condition and near-term prospects of the issuer, 3) any changes to the rating of the security by a rating agency, and 4) our intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss component. Any impairment due to non-credit-related factors that has not been recorded through an allowance for credit losses is recognized in other comprehensive (loss) income. The discount rate used in determining the present value of the expected cash flows is based on the effective interest rate implicit in the security at the date of purchase.

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

Section 4013 of the 2020 CARES Act, subsequently amended by section 541 of the Economic Aid to Hard-Hit Small Businesses, Nonprofits, and Venues Act of 2020 ("Economic Aid Act"), provided optional, temporary relief from evaluating loans that may have been considered TDRs under GAAP. This relief applies to loan modifications executed between March 1, 2020 and the earlier of 60 days after the national emergency is terminated or January 1, 2022. The Bank elected to apply these temporary accounting provisions to payment relief loans beginning in March 2020. Accordingly, modifications that met certain criteria of the CARES Act were not categorized as troubled debt restructurings during 2021 and 2020. There were no loans remaining under this payment relief program as of December 31, 2022.

Collateral Dependent Loans - A loan is collateral dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the sale or operation of the collateral. For collateral dependent loans, including those for which management determines foreclosure is probable, each loan is individually evaluated and the allowance for credit losses is based on the fair value of the collateral, adjusted for estimated selling costs when repayment is expected from the sale of the collateral, less the loan's amortized cost. In determining the fair value, management considers such information as the appraised value of the collateral, observed and potential future changes in collateral value, and historical loss experience for loans that were secured by similar collateral. Generally, with problem credits that are collateral dependent, we obtain appraisals of the collateral at least annually. We may obtain appraisals more frequently if we believe the collateral value is subject to market volatility, if a specific event has affected the collateral, or if we believe foreclosure is imminent.

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

In determining the PD for each pooled segment, the Bank utilized regression analyses to identify certain economic drivers that were considered highly correlated to historical Bank or peer loan default experience. As a result, management chose the California unemployment rate as the primary economic forecast driver for all segments, except for municipal loans. In addition, the annual percentage change in the California gross domestic product was used in the commercial and industrial loan segment. For municipal loans, the ACL model utilized a constant default rate obtained from a nationally recognized default rate study, which is updated annually. A third party provides LGD estimates for each segment based on a banking industry Frye-Jacobs Risk Index approach. The ACL model incorporates a one-year reasonable and supportable forecast of economic factors, updated quarterly, which is based on Moody's Analytics' Baseline Forecast. For periods beyond the forecast horizon, the economic factors revert to historical averages on a straight-line basis over a one-year period.

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

There were no material changes to the ACL methodology during 2022. However, changes in assumptions that influenced management's current estimate of the expected credit losses were primarily related to a decrease in applicable loan portfolio balances and improvements in the Moody's Analytics' Baseline Forecast of California unemployment rates since December 31, 2021, which decreased the quantitative "modeled" allowance for credit losses. These decreases were partially offset by adjustments to the qualitative economic risk factor to account for the ongoing deterioration in the economic outlook that management believes is not captured in the quantitative portion of the allowance. While we believe we use the best information available to determine the allowance for credit losses, our results of operations could be significantly affected if circumstances differ substantially from the assumptions used in determining the allowance. Our ACL model is sensitive to changes in unemployment rate forecasts and certain other assumptions that could result in material fluctuations in the allowance for credit losses and adversely affect our financial condition and results of operations.

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

Transfers of Financial Assets - We have entered into certain loan participation agreements with other organizations. We account for these transfers of financial assets as sales when control over the transferred financial assets has been surrendered. Control over transferred assets is deemed to be surrendered when 1) the assets and liabilities have been isolated from us, 2) the transferee has the right to pledge or exchange the assets (or beneficial interests) it received, free of conditions that constrain it from taking advantage of that right, beyond a trivial benefit and 3) we do not maintain effective control over the transferred financial assets or third-party beneficial interests related to those transferred assets. Transfers of a portion of a loan must meet the criteria of a participating interest. If it does not meet the criteria of a participating interest, the transfer must be accounted for as a secured borrowing. In order to meet the criteria for a participating interest, all cash flows from the loan must be divided proportionately, the rights of each loan holder must have the same priority, and the loan holders must have no recourse to the transferor other than standard representations and warranties and no loan holder has the right to pledge or exchange the entire loan. We recognized no gains or losses on the sale of these participation interests in 2022, 2021 and 2020.

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

Business Combinations - Business combinations are accounted for under the acquisition method of accounting in accordance with ASC 805, Business Combinations. A business is defined as a set of activities and assets that is both self-sustaining and managed to provide a return to investors and generally has three elements: inputs, processes and outputs. Under the acquisition method, the acquiring entity in a business combination recognizes the acquired assets and assumed liabilities at their estimated fair values as of the date of acquisition. Any excess of the purchase price over the fair value of net assets and other identifiable intangible assets acquired is recorded as goodwill. To the extent the fair value of net assets acquired, including other identifiable assets, exceed the purchase price, a bargain purchase gain is recognized. Assets acquired and liabilities assumed from a business combination are recognized at fair value. Results of operations of an acquired business are included in the consolidated statements of operations from the date of acquisition. Business acquisition-related costs, including conversion and restructuring charges, are expensed as incurred. If substantially all of an acquisition is made up of one asset or several similar assets, or without a substantive process that together contributes to the ability to create outputs, the acquisition is accounted for as an asset acquisition and acquisition costs will be capitalized as part of the assets acquired, rather than expensed in a business combinations.

Goodwill and Other Intangible Assets - Goodwill is determined as the excess of the fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill that arises from a business combination is periodically evaluated for impairment at the reporting unit level, at least annually. Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values. Core deposit intangible ("CDI") represents the estimated future benefit of deposits related to an acquisition and is booked separately from the related deposits and evaluated periodically for impairment. The CDI asset is amortized on an accelerated method over its estimated life of ten years. At December 31, 2022, the future estimated amortization expense for the CDI arising from our past acquisitions is as follows:

(in thousands)	2023	2024	2025	2026	2027	Thereafter	Total
Core deposit intangible amortization	$1,350	$975	$875	$773	$634	$509	$5,116

We make a qualitative assessment of whether it is more likely than not that the fair value of a reporting unit where goodwill is assigned is less than its carrying amount. If we conclude that it is more likely than not that the fair value is more than its carrying amount, no impairment is recorded. Goodwill is tested for impairment on an interim basis if circumstances change or an event occurs between annual tests that would more likely than not reduce the fair value of the reporting unit below its carrying amount. The qualitative assessment includes adverse events or circumstances identified that could negatively affect the reporting units’ fair value as well as positive and mitigating events. Such indicators may include, among others, significant changes in legal factors or in the general business climate, significant changes in our stock price and market capitalization, unanticipated competition, and an action or assessment by a regulator. If the fair value of a reporting unit is less than its carrying amount, an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value is recognized. The loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. We recorded no impairment adjustments to either the CDI or goodwill in 2022, 2021 and 2020.

Other Real Estate Owned ("OREO") - OREO is comprised of property acquired through a business combination, foreclosure, in substance repossession or acceptance of deeds-in-lieu of foreclosure when the related loan receivable is de-recognized. OREO is recorded at fair value of the collateral less estimated costs to sell, establishing a new cost basis, and subsequently accounted for at the lower of cost or fair value less estimated costs to sell. Any shortfall of collateral value from the recorded investment of the related loan is recognized as loss at the time of foreclosure and is charged against the allowance for loan losses. Fair value of collateral is generally based on an independent appraisal of the property. Revenues and expenses associated with OREO, and subsequent adjustments to the fair value of the property and to the estimated costs of disposal, are realized and reported as a component of non-interest income and expense when incurred. We recorded a $345 thousand valuation adjustment to OREO in 2022.

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

Federal Home Loan Bank of San Francisco ("FHLB") Stock - The Bank is a member of the FHLB. Members are required to own a certain amount of stock based on the level of borrowings and other factors. As of December 31,

2022 and 2021 our investment in FHLB stock was carried at cost, as there was no impairment or changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. We periodically evaluate FHLB stock for impairment based on ultimate recovery of par value. FHLB stock is included as part of interest receivable and other assets on the consolidated statements of condition. Both cash and stock dividends are reported as non-interest income.

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

Employee Stock Ownership Plan (“ESOP”) - We recognize compensation cost for ESOP contributions when funds become committed for the purchase of Bancorp's common shares into the ESOP in the year in which the employees render service entitling them to the contribution. If we contribute stock, the compensation cost is the fair value of the shares when they are committed to be released (i.e., when the number of shares becomes known and formally approved). In 2022, 2021 and 2020, Bancorp only made stock contributions to the ESOP.

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

(in thousands, except per share data)	2022	2021	2020
Weighted average basic common shares outstanding	15,921	14,340	13,525
Potentially dilutive common shares related to:
Stock options	31	62	69
Unvested restricted stock awards	17	20	23
Weighted average diluted common shares outstanding	15,969	14,422	13,617
Net income	$46,586	$33,228	$30,242
Basic EPS	$2.93	$2.32	$2.24
Diluted EPS	$2.92	$2.30	$2.22
Weighted average anti-dilutive common shares not included in the calculation of diluted EPS	211	97	148

Share-Based Compensation - All share-based payments, including stock options and restricted stock, are recognized as stock-based compensation expense in the consolidated statements of comprehensive (loss) income based on the grant-date fair value of the award with a corresponding increase in common stock. The grant-date fair value of the award is amortized on a straight-line basis over the requisite service period, which is generally the vesting period. The stock-based compensation expense excludes stock grants to directors as compensation for their services, which are recognized as director expenses separately based on the grant-date value of the stock. We account for forfeitures as they occur. See Note 8, Stockholders' Equity and Stock Option Plans, for further discussion.

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

We record excess tax benefits resulting from the exercise of non-qualified stock options, the disqualifying disposition of incentive stock options and vesting of restricted stock awards as tax benefits in the consolidated statements of comprehensive (loss) income with a corresponding decrease to current taxes payable. In addition, we reflect excess tax benefits as an operating activity in the consolidated statements of cash flows.

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

Revenue Recognition - We utilize the following five-step model for non-financial instrument related revenue that is in scope for ASC 606, Revenue from Contracts with Customers: 1) identify the contract, 2) identify the performance obligations in the contract, 3) determine the transaction price, 4) allocate the transaction price to the performance obligations in the contract, and, 5) recognize revenue when (or as) the entity satisfies the performance obligation. Our main revenue streams in scope for ASC 606 include:

•Wealth Management and Trust Services ("WMTS") fees - WMTS services include, but are not limited to: customized investment advisory and management; administrative services such as bill pay and tax reporting; trust administration, estate settlement, custody and fiduciary services.  Performance obligations for investment advisory and management services are generally satisfied over time.  Revenue is recognized monthly according to a tiered fee schedule based on the client's month-end market value of assets under our management.  WMTS does not earn revenue based on performance or incentives.  Costs associated with WMTS revenue-generating activities, such as payments to sub-advisors, are recorded separately as part of professional service expenses when incurred.

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

Advertising Costs - are expensed as incurred. For the years ended December 31, 2022, 2021, and 2020, advertising costs totaled $1.1 million, $908 thousand, and $769 thousand, respectively.

Comprehensive (Loss) Income - includes net income, changes in the unrealized gains or losses on available-for-sale investment securities, and amortization of net unrealized gains or losses on securities transferred from available-for-sale to held-to-maturity, net of related taxes, reported on the consolidated statements of comprehensive (loss) income and as components of stockholders' equity.

Fair Value Measurements - We use fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. We base our fair values on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (i.e., exit price notion) reflecting factors such as a liquidity premium. Securities available-for-sale and derivatives are recorded at fair value on a recurring basis. Our equity investments that do not have readily determinable fair values are recorded at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. FHLB stock and Visa Inc. Class B common stock are carried at cost as of December 31, 2022 and 2021, as there was no impairment or changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. Additionally, from time to time, we may be required to record certain assets and liabilities at fair value on a non-recurring basis, such as purchased loans and acquired deposits recorded at acquisition date, certain impaired loans, other real estate owned and securities held-to-maturity that are other-than-temporarily impaired. These non-recurring fair value adjustments typically involve write-downs of individual assets due to application of lower-of-cost or market accounting.

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

Other Recently Adopted Accounting Standards

Other than the early adoption of a portion of ASU No. 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures, as discussed below, we did not adopt any new or amended accounting standards in 2022.
Accounting Standards Not Yet Effective

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848). The amendments in this ASU are elective and provide optional guidance for a limited period of time to ease the potential burden of accounting for, or recognizing the effects of reference rate reform. The amendments in this ASU provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The amendments in this ASU may be elected through December 31, 2024 (as amended by ASU No. 2022-06 discussed below). An entity may elect the amendments in this update at an interim period with adoption methods varying based on transaction type. We have not elected to apply amendments at this time and will assess the applicability of this ASU to us as we continue to monitor guidance for reference rate reform from FASB and its impact on our financial condition and results of operations.

In January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848). The main amendments in this ASU are intended to clarify certain optional expedients and scope of derivative instruments. The amendments are elective and effective immediately upon issuance of this ASU. Amendments may be elected through December 31, 2024 (as amended by ASU No. 2022-06 discussed below). We have four interest rate swap contracts with notional values totaling $12.0 million indexed to LIBOR that will either be subject to the fall-back index rate stipulated by the ISDA protocol or modified to other reference rates such as Prime or SOFR as mutually agreed by our counterparty and us. We have not elected to apply the amendments at this time and will continue to assess the applicability of this ASU to us as we monitor guidance for reference rate reform from FASB and its impact on our financial condition and results of operations.

In December 2022, the FASB issued ASU No. 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848. The objective of the guidance in Topic 848 was to provide temporary relief during the transition period, as noted in the discussion of ASU 2020-04 above, under which the sunset provision was based on an expectation that LIBOR would cease being published after December 31, 2021. In March 2021, the UK Financial Conduct Authority ("FCA") announced that the intended cessation date of certain tenors of USD LIBOR would be June 30, 2023, which is beyond the current sunset date of Topic 848. Therefore, this amendment deferred the sunset date of Topic 848 from December 31, 2022 to December 31, 2024.

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

A summary of the amortized cost, fair value and allowance for credit losses related to securities held-to-maturity as of December 31, 2022 and December 31, 2021 is presented below.

Held-to-maturity:	Amortized Cost [1]	Allowance for Credit Losses	Net Carrying Amount	Gross Unrealized		Fair Value
(in thousands)				Gains	(Losses)
December 31, 2022
Securities of U.S. government-sponsored enterprises:
MBS pass-through securities issued by FHLMC, FNMA and GNMA	$331,281	$—	$331,281	$—	$(50,147)	$281,134
CMOs issued by FHLMC	235,971	—	235,971	59	(29,503)	206,527
CMOs issued by FNMA	111,904	—	111,904	—	(5,419)	106,485
CMOs issued by GNMA	52,356	—	52,356	11	(3,076)	49,291
SBA-backed securities	2,372	—	2,372	—	(133)	2,239
Debentures of government-sponsored agencies	145,823		145,823	—	(26,467)	119,356
Obligations of state and political subdivisions	62,500	—	62,500	—	(10,741)	51,759
Corporate bonds	30,000	—	30,000	—	(1,552)	28,448
Total held-to-maturity	$972,207	$—	$972,207	$70	$(127,038)	$845,239
December 31, 2021
Securities of U.S. government-sponsored enterprises:
MBS pass-through securities issued by FHLMC and FNMA	$126,990	$—	$126,990	$2,110	$(712)	$128,388
CMOs issued by FHLMC	106,851	—	106,851	668	(1,045)	106,474
CMOs issued by FNMA	4,866	—	4,866	128	—	4,994
SBA-backed securities	4,840	—	4,840	198	—	5,038
Debentures of government-sponsored agencies	51,472		51,472	—	(901)	50,571
Obligations of state and political subdivisions	47,203	—	47,203	296	(209)	47,290
Total held-to-maturity	$342,222	$—	$342,222	$3,400	$(2,867)	$342,755
[1] Amortized cost and fair values exclude accrued interest receivable of $3.7 million and $1.1 million at December 31, 2022 and 2021, respectively, which is included in interest receivable and other assets in the consolidated statements of condition.

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

The following table summarizes the amortized cost of our portfolio of held-to-maturity securities issued by states and political subdivisions and corporate bonds by Moody's and/or Standard & Poor's bond ratings as of December 31, 2022.

	Obligations of state and political subdivisions		Corporate bonds
(in thousands)	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
AAA / Aaa	$42,986	$34,229	$—	$—
AA / Aa	19,514	12,873	—	—
A	—	101	30,000	—
Total	$62,500	$47,203	$30,000	$—

A summary of the amortized cost, fair value and allowance for credit losses related to securities available-for-sale as of December 31, 2022 and 2021 is presented below.

Available-for-sale:	Amortized Cost [1]	Gross Unrealized		Allowance for Credit Losses	Fair Value
(in thousands)		Gains	(Losses)
December 31, 2022
Securities of U.S. government-sponsored enterprises:
MBS pass-through securities issued by FHLMC, FNMA and GNMA	$109,736	$3	$(12,133)	$—	$97,606
CMOs issued by FHLMC	347,437	—	(33,682)	—	313,755
CMOs issued by FNMA	36,172	—	(3,852)	—	32,320
CMOs issued by GNMA	35,120	—	(3,296)	—	31,824
SBA-backed securities	47,724	2	(3,371)	—	44,355
Debentures of government- sponsored agencies	149,114	—	(14,008)	—	135,106
U.S. Treasury securities	11,904	—	(1,635)	—	10,269
Obligations of state and political subdivisions	116,855	29	(14,761)	—	102,123
Corporate bonds	36,990	—	(3,714)	—	33,276
Asset-backed securities	1,553	—	(91)	—	1,462
Total available-for-sale	$892,605	$34	$(90,543)	$—	$802,096
December 31, 2021
Securities of U.S. government-sponsored enterprises:
MBS pass-through securities issued by FHLMC, FNMA and GNMA	$316,090	$1,224	$(2,784)	$—	$314,530
CMOs issued by FHLMC	343,047	3,209	(4,829)	—	341,427
CMOs issued by FNMA	48,187	152	(611)	—	47,728
CMOs issued by GNMA	56,345	99	(553)	—	55,891
SBA-backed securities	32,640	993	(155)	—	33,478
Debentures of government- sponsored agencies	191,449	25	(2,947)	—	188,527
U.S. Treasury securities	11,886	—	(256)	—	11,630
Obligations of state and political subdivisions	129,009	5,372	(381)	—	134,000
Corporate bonds	39,001	—	(506)	—	38,495
Asset-backed securities	1,866	—	(4)	—	1,862
Total available-for-sale	$1,169,520	$11,074	$(13,026)	$—	$1,167,568
[1] Amortized cost and fair value exclude accrued interest receivable of $3.2 million and $3.7 million at December 31, 2022 and 2021, respectively, which is included in interest receivable and other assets in the consolidated statements of condition.

As part of our ongoing review of our investment securities portfolio, we reassessed the classification of certain securities issued by government-sponsored agencies. In March 2022, we transferred $357.5 million of these securities from available-for-sale to held-to-maturity at fair value. We intend and have the ability to hold these securities to maturity. The net unrealized pre-tax loss of $14.8 million that remained and the related accumulated other comprehensive loss are accreted to interest income over the remaining lives of the securities. Because these entries offset each other, there is no impact to net income.

The amortized cost and fair value of investment debt securities by contractual maturity at December 31, 2022 and 2021 are shown below. Expected maturities may differ from contractual maturities if the issuers of the securities have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2022				December 31, 2021
	Held-to-Maturity		Available-for-Sale		Held-to-Maturity		Available-for-Sale
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$450	$446	$1,254	$1,239	$101	$103	$10,785	$10,841
After one but within five years	87,418	83,663	335,813	307,843	25,666	26,559	219,474	219,957
After five years through ten years	262,072	222,280	185,997	166,273	182,604	182,303	299,937	300,187
After ten years	622,267	538,850	369,541	326,741	133,851	133,790	639,324	636,583
Total	$972,207	$845,239	$892,605	$802,096	$342,222	$342,755	$1,169,520	$1,167,568

Sales of investment securities and gross gains and losses are shown in the following table.

(in thousands)	2022	2021	2020
Available-for-sale:
Sales proceeds	$10,664	$6,632	$33,756
Gross realized gains	$17	$1	$916
Gross realized losses	$(80)	$(17)	$(1)

Pledged investment securities are shown in the following table.

(in thousands)	December 31, 2022	December 31, 2021
Pledged to the State of California:
Secure public deposits in compliance with the Local Agency Security Program	$231,307	$213,861
Collateral for trust deposits	669	729
Collateral for Wealth Management and Trust Services checking account	564	614
Total investment securities pledged to the State of California	232,540	215,204
Bankruptcy trustee deposits pledged with Federal Reserve Bank	1,686	2,645
Total pledged investment securities	$234,226	$217,849

There were 407 and 10 securities in unrealized loss positions at December 31, 2022 and 2021, respectively. Those securities are summarized and classified according to the duration of the loss period in the tables below.

December 31, 2022	< 12 continuous months		≥ 12 continuous months		Total securities in a loss position
(in thousands)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
Held-to-maturity:
MBS pass-through securities issued by FHLMC, FNMA and GNMA	$62,627	$(5,960)	$218,507	$(44,187)	$281,134	$(50,147)
CMOs issued by FHLMC	78,144	(5,874)	113,796	(23,629)	191,940	(29,503)
CMOs issued by FNMA	106,485	(5,419)	—	—	106,485	(5,419)
CMOs issued by GNMA	27,570	(1,676)	10,331	(1,400)	37,901	(3,076)
SBA-backed securities	2,239	(133)	—	—	2,239	(133)
Debentures of government-sponsored agencies	38,645	(2,530)	80,711	(23,937)	119,356	(26,467)
Obligations of state and political subdivisions	15,155	(589)	36,603	(10,152)	51,758	(10,741)
Corporate bonds	28,448	(1,552)	—	—	28,448	(1,552)
Total held-to-maturity	$359,313	$(23,733)	$459,948	$(103,305)	$819,261	$(127,038)
Available-for-sale:
MBS pass-through securities issued by FHLMC, FNMA and GNMA	$44,630	$(4,501)	$52,235	$(7,632)	$96,865	$(12,133)
CMOs issued by FHLMC	169,760	(15,144)	143,995	(18,538)	313,755	(33,682)
CMOs issued by FNMA	4,790	(235)	27,529	(3,617)	32,319	(3,852)
CMOs issued by GNMA	8,214	(374)	23,612	(2,922)	31,826	(3,296)
SBA-backed securities	37,845	(3,228)	6,133	(143)	43,978	(3,371)
Debentures of government-sponsored agencies	19,054	(946)	116,052	(13,062)	135,106	(14,008)
U.S. Treasury securities	—	—	10,269	(1,635)	10,269	(1,635)
Obligations of state and political subdivisions	70,402	(9,459)	28,711	(5,302)	99,113	(14,761)
Corporate bonds	—	—	33,276	(3,714)	33,276	(3,714)
Asset-backed securities	—	—	1,462	(91)	1,462	(91)
Total available-for-sale	$354,695	$(33,887)	$443,274	$(56,656)	$797,969	$(90,543)
Total securities at a loss position	$714,008	$(57,620)	$903,222	$(159,961)	$1,617,230	$(217,581)

December 31, 2021	< 12 continuous months			> 12 continuous months			Total securities in a loss position
(in thousands)	Fair value	Unrealized loss		Fair value	Unrealized loss		Fair value	Unrealized loss
Held-to-maturity:
MBS pass-through securities issued by FHLMC and FNMA	$76,619	$(712)		$—	$—		$76,619	$(712)
CMOs issued by FHLMC	54,811	(1,045)		—	—		54,811	(1,045)
Obligations of state and political subdivisions	19,203	(209)		—	—		19,203	(209)
Debentures of government-sponsored agencies	50,571	(901)		—	—		50,571	(901)
Total held-to-maturity	$201,204	$(2,867)	—	$—	$—	—	$201,204	$(2,867)
Available-for-sale:
MBS pass-through securities issued by FHLMC and FNMA	$263,474	$(2,784)		$—	$—		$263,474	$(2,784)
SBA-backed securities	7,478	(112)		1,209	(43)		8,687	(155)
CMOs issued by FHLMC	226,175	(4,677)		4,415	(152)		230,590	(4,829)
CMOs issued by GNMA	44,790	(553)		—	—		44,790	(553)
CMOs issued by FNMA	37,348	(611)		—	—		37,348	(611)
Debentures of government- sponsored agencies	148,979	(2,527)		8,549	(420)		157,528	(2,947)
U.S. Treasury securities	11,629	(256)		—	—		11,629	(256)
Obligations of state and political subdivisions	17,552	(381)		—	—		17,552	(381)
Corporate bonds	38,495	(506)		—	—		38,495	(506)
Asset-backed securities	1,861	(4)		—	—		1,861	(4)
Total available-for-sale	$797,781	$(12,411)		$14,173	$(615)		$811,954	$(13,026)
Total	$998,985	$(15,278)		$14,173	$(615)		$1,013,158	$(15,893)

As of December 31, 2022, the investment portfolio included 232 investment securities that had been in a continuous loss position for twelve months or more and 175 investment securities had been in a loss position for less than twelve months.

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
At December 31, 2022, management determined that it did not intend to sell any investment securities with unrealized losses, and it is more likely than not that we will not be required to sell securities with unrealized losses before recovery of their amortized cost. No allowances for credit losses have been recognized on available-for-sale securities in an unrealized loss position, as management does not believe any of the securities are impaired due to reasons of credit quality at December 31, 2022.

Non-Marketable Securities

FHLB Capital Stock

As a member of the FHLB, we are required to maintain a minimum investment in FHLB capital stock determined by the Board of Directors of the FHLB. The minimum investment requirements can increase in the event we increase our total asset size or borrowings with the FHLB. Shares cannot be purchased or sold except between the FHLB and its members at the $100 per share par value. We held $16.7 million of FHLB stock included in other assets on the consolidated statements of condition at both December 31, 2022 and 2021. The carrying amounts of these investments are reasonable estimates of fair value because the securities are restricted to member banks and they do not have a readily determinable market value. Based on our analysis of FHLB’s financial condition and certain qualitative factors, we determined that the FHLB stock was not impaired at December 31, 2022 and 2021.  On February 22, 2023, FHLB announced a cash dividend for the fourth quarter of 2022 at an annualized dividend rate of 7.00% to be distributed in mid-March 2023. Cash dividends paid on FHLB capital stock are recorded as non-interest income.

Visa Inc. Class B Common Stock

As a member bank of Visa U.S.A., we held 10,439 shares of Visa Inc. Class B common stock at both December 31, 2022 and 2021. These shares have a carrying value of zero and are restricted from resale to non-member banks of Visa U.S.A. until their conversion into Class A (voting) shares upon the termination of Visa Inc.'s Covered Litigation escrow account. Because of the restriction and the uncertainty on the conversion rate to Class A shares, these shares lack a readily determinable fair value. When converting this Class B common stock to Class A common stock based on the estimated conversion rate of 1.5991 and 1.6181, as of December 31, 2022 and 2021, respectively, and the closing stock price of Class A shares at those respective dates, the converted value of our shares of Class B common stock would have been $3.5 million and $3.7 million at December 31, 2022 and 2021, respectively. The conversion rate is subject to further adjustment upon the final settlement of the covered litigation against Visa Inc. and its member banks. As such, the fair value of these Class B shares can differ significantly from their converted values. For further information, refer to Note 12, Commitments and Contingencies.

Low Income Housing Tax Credits

We invest in low-income housing tax credit funds as a limited partner, which totaled $2.5 million and $3.0 million recorded in other assets as of December 31, 2022 and 2021, respectively. In 2022, we recognized $634 thousand of low income housing tax credits and other tax benefits, offset by $533 thousand of amortization expense of low-income housing tax credit investment, as a component of income tax expense. As of December 31, 2022, our unfunded commitments for these low-income housing tax credit funds totaled $386 thousand. We did not recognize any impairment losses on these low-income housing tax credit investments during 2022 or 2021, as the value of the future tax benefits exceeds the carrying value of the investments.

Note 3:  Loans and Allowance for Credit Losses

The following table presents the amortized cost of loans by class as of December 31, 2022 and 2021.

	December 31,
(in thousands)	2022	2021
Commercial and industrial	$173,547	$301,602
Real estate:
Commercial owner-occupied	354,877	392,345
Commercial investor-owned	1,191,889	1,189,021
Construction	114,373	119,840
Home equity	88,748	88,746
Other residential	112,123	114,558
Installment and other consumer loans	56,989	49,533
Total loans, at amortized cost [1]	2,092,546	2,255,645
Allowance for credit losses on loans	(22,983)	(23,023)
Total loans, net of allowance for credit losses on loans	$2,069,563	$2,232,622
1 Amortized cost includes net deferred loan origination costs (fees) of $1.8 million and $(901) thousand at December 31, 2022 and 2021, respectively. Amounts are also net of unrecognized purchase discounts of $2.6 million and $2.5 million at December 31, 2022 and 2021, respectively. Amortized cost excludes accrued interest, which totaled $6.1 million and $7.1 million at December 31, 2022 and 2021, respectively, and is included in interest receivable and other assets in the consolidated statements of condition.

Lending Risks

Concentrations of Credit - Virtually all of our loans are from customers located in Northern California. Approximately 90% and 86% of total loans were secured by real estate at December 31, 2022 and 2021, respectively. At December 31, 2022 and 2021, 74% and 70%, respectively, of our loans were for commercial real estate, the majority of which were secured by real estate located in Marin, Sonoma, Napa, Alameda, San Francisco,

Sacramento, and Contra Costa counties (California). The increase in the percentages secured by real estate from 2021 to 2022 was primarily due to a $107.7 million reduction in unsecured loans guaranteed by the SBA under the Paycheck Protection Program ("PPP"), which are included in commercial and industrial loans.

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

Pursuant to the 2020 CARES Act, Bank of Marin originated 2,876 SBA-guaranteed loans totaling $444.1 million in two rounds of the Small Business Administration's ("SBA") Paycheck Protection Program ("PPP"). Additionally in 2021, Bank of Marin assumed 113 PPP loans totaling $18.6 million from AMRB as of the merger date. As of December 31, 2022, there were 18 PP loans outstanding totaling $3.5 million (net of $99 thousand in unrecognized fees and costs), compared to 368 loans at December 31, 2021 totaling $111.2 million (net of $2.5 million in unrecognized fees and costs) included in commercial and industrial loan balances. PPP loans have terms of two to five years and earn interest at 1%. In addition, the SBA paid the Bank a fee of 1%-5% depending on the loan amount, which was netted with loan origination costs and amortized into interest income using the effective yield method over the contractual life of each loan. The recognition of fees and costs is accelerated when the loan is forgiven by the SBA and/or paid off prior to maturity. PPP loans are fully guaranteed by the SBA and are expected to be forgiven by the SBA if they meet the requirements of the program.

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

We regularly review our credits for accuracy of risk grades whenever we receive new information and at each quarterly and year-end reporting period. Borrowers are generally required to submit financial information at regular intervals. Typically, commercial borrowers with lines of credit are required to submit financial information with reporting intervals ranging from monthly to annually depending on credit size, risk and complexity. In addition, investor commercial real estate borrowers with loans exceeding a certain dollar threshold are usually required to submit rent rolls or property income statements annually. We monitor construction loans monthly. We review home equity and other consumer loans based on delinquency. We also review loans graded “Watch” or worse, regardless of loan type, no less than quarterly.

The following tables present the loan portfolio by loan class, origination year and internal risk rating as of December 31, 2022 and 2021. We early adopted the vintage disclosure requirements of ASU 2022-02 prospectively as described in Note 2 beginning with the first quarter of 2022. Accordingly, the 2022 vintage table reflects gross charge-offs by loan class and year of origination. Generally, existing term loans that were re-underwritten are reflected in the table in the year of renewal. Lines of credit that have a conversion feature at the time of origination, such as construction to perm loans, are presented by year of origination.

(in thousands)	Term Loans - Amortized Cost by Origination Year						Revolving Loans Amortized Cost
December 31, 2022	2022	2021	2020	2019	2018	Prior		Total
Commercial and industrial:
Pass and Watch	$15,349	$6,679	$7,603	$19,982	$5,362	$24,954	$84,655	$164,584
Special Mention	275	—	—	2,272	3,836	—	402	6,785
Substandard	—	—	1,252	—	—	625	301	2,178
Total commercial and industrial	$15,624	$6,679	$8,855	$22,254	$9,198	$25,579	$85,358	$173,547
Gross current period charge-offs	$—	$—	$(9)	$—	$—	$—	$—	$(9)
Commercial real estate, owner-occupied:
Pass and Watch	$54,188	$52,080	$40,369	$44,798	$29,856	$104,377	$—	$325,668
Special Mention	—	16,199	—	304	5,255	4,493	—	26,251
Substandard	—	—	—	1,160	—	1,699	—	2,859
Doubtful	—	—	99	—	—	—	—	99
Total commercial real estate, owner-occupied	$54,188	$68,279	$40,468	$46,262	$35,111	$110,569	$—	$354,877
Commercial real estate, investor-owned:
Pass and Watch	$177,822	$211,228	$155,278	$160,670	$129,166	$308,509	$57	$1,142,730
Special Mention	—	1,172	12,097	3,934	678	9,290	—	27,171
Substandard	—	2,264	—	—	—	19,724	—	21,988
Total commercial real estate, investor-owned	$177,822	$214,664	$167,375	$164,604	$129,844	$337,523	$57	$1,191,889
Construction:
Pass and Watch	$49,262	$19,393	$28,861	$7,745	$9,112	$—	$—	$114,373
Total construction	$49,262	$19,393	$28,861	$7,745	$9,112	$—	$—	$114,373
Home equity:
Pass and Watch	$—	$—	$—	$—	$—	$883	$86,971	$87,854
Substandard	—	—	—	—	—	480	414	894
Total home equity	$—	$—	$—	$—	$—	$1,363	$87,385	$88,748
Other residential:
Pass and Watch	$21,154	$14,547	$29,018	$21,890	$11,064	$14,450	$—	$112,123
Total other residential	$21,154	$14,547	$29,018	$21,890	$11,064	$14,450	$—	$112,123
Installment and other consumer:
Pass and Watch	$20,054	$13,022	$5,727	$6,492	$4,181	$6,478	$944	$56,898
Substandard	—	—	—	—	—	91	—	91
Total installment and other consumer	$20,054	$13,022	$5,727	$6,492	$4,181	$6,569	$944	$56,989
Gross current period charge-offs	$—	$—	$—	$—	$—	$(18)	$(5)	$(23)
Total loans:
Pass and Watch	$337,829	$316,949	$266,856	$261,577	$188,741	$459,651	$172,627	$2,004,230
Total Special Mention	$275	$17,371	$12,097	$6,510	$9,769	$13,783	$402	$60,207
Total Substandard	$—	$2,264	$1,252	$1,160	$—	$22,619	$715	$28,010
Total Doubtful	$—	$—	$99	$—	$—	$—	$—	$99
Totals	$338,104	$336,584	$280,304	$269,247	$198,510	$496,053	$173,744	$2,092,546
Total gross current period charge-offs	$—	$—	$(9)	$—	$—	$(18)	$(5)	$(32)

(in thousands)	Term Loans - Amortized Cost by Origination Year						Revolving Loans Amortized Cost
December 31, 2021	2021	2020	2019	2018	2017	Prior		Total
Commercial and industrial:
Pass and Watch	$96,643	$35,967	$25,754	$12,763	$2,729	$31,280	$90,744	$295,880
Special Mention	—	1,700	584	273	—	—	2,088	4,645
Substandard	—	—	—	—	—	—	1,077	1,077
Total commercial and industrial	$96,643	$37,667	$26,338	$13,036	$2,729	$31,280	$93,909	$301,602
Commercial real estate, owner-occupied:
Pass and Watch	$58,395	$43,216	$49,485	$36,174	$42,430	$104,898	$—	$334,598
Special Mention	16,748	—	—	7,846	—	16,996	—	41,590
Substandard	—	7,155	285	—	—	8,603	—	16,043
Doubtful	$—	$114	$—	$—	$—	$—	$—	$114
Total commercial real estate, owner-occupied	$75,143	$50,485	$49,770	$44,020	$42,430	$130,497	$—	$392,345
Commercial real estate, investor-owned:
Pass and Watch	$225,722	$186,214	$187,418	$143,028	$75,419	$325,882	$84	$1,143,767
Special Mention	—	1,214	2,714	11,773	1,787	9,540	—	27,028
Substandard	—	—	—	695	—	17,531	—	18,226
Total commercial real estate, investor-owned	$225,722	$187,428	$190,132	$155,496	$77,206	$352,953	$84	$1,189,021
Construction:
Pass and Watch	$31,269	$70,528	$8,935	$9,108	$—	$—	$—	$119,840
Total construction	$31,269	$70,528	$8,935	$9,108	$—	$—	$—	$119,840
Home equity:
Pass and Watch	$—	$—	$—	$—	$10	$268	$87,693	$87,971
Substandard	—	—	—	—	—	377	398	775
Total home equity	$—	$—	$—	$—	$10	$645	$88,091	$88,746
Other residential:
Pass and Watch	$15,800	$31,981	$25,529	$15,411	$7,964	$17,873	$—	$114,558
Total other residential	$15,800	$31,981	$25,529	$15,411	$7,964	$17,873	$—	$114,558
Installment and other consumer:
Pass and Watch	$17,207	$7,748	$9,436	$5,633	$1,123	$6,620	$1,766	$49,533
Total installment and other consumer	$17,207	$7,748	$9,436	$5,633	$1,123	$6,620	$1,766	$49,533
Total loans:
Pass and Watch	$445,036	$375,654	$306,557	$222,117	$129,675	$486,821	$180,287	$2,146,147
Total Special Mention	$16,748	$2,914	$3,298	$19,892	$1,787	$26,536	$2,088	$73,263
Total Substandard	$—	$7,155	$285	$695	$—	$26,511	$1,475	$36,121
Total Doubtful	$—	$114	$—	$—	$—	$—	$—	$114
Totals	$461,784	$385,837	$310,140	$242,704	$131,462	$539,868	$183,850	$2,255,645

The following table shows the amortized cost of loans by class, payment aging and non-accrual status as of December 31, 2022 and 2021.

Loan Aging Analysis by Class
(in thousands)	Commercial and industrial	Commercial real estate, owner-occupied	Commercial real estate, investor-owned	Construction	Home equity	Other residential	Installment and other consumer	Total
December 31, 2022
30-59 days past due	$3	$—	$—	$—	$319	$93	$5	$420
60-89 days past due	—	—	—	—	244	—	—	244
90 days or more past due [1]	264	—	—	—	414	—	—	678
Total past due	267	—	—	—	977	93	5	1,342
Current	173,280	354,877	1,191,889	114,373	87,771	112,030	56,984	2,091,204
Total loans [1]	$173,547	$354,877	$1,191,889	$114,373	$88,748	$112,123	$56,989	$2,092,546
Non-accrual loans [2]	$—	$1,563	$—	$—	$778	$—	$91	$2,432
Non-accrual loans with no allowance	$—	$1,563	$—	$—	$778	$—	$91	$2,432
December 31, 2021
30-59 days past due	$2	$—	$—	$—	$498	$—	$1,036	$1,536
60-89 days past due	394	—	—	—	67	—	—	461
90 days or more past due [1]	229	—	—	—	88	—	—	317
Total past due	625	—	—	—	653	—	1,036	2,314
Current	300,977	392,345	1,189,021	119,840	88,093	114,558	48,497	2,253,331
Total loans [1]	$301,602	$392,345	$1,189,021	$119,840	$88,746	$114,558	$49,533	$2,255,645
Non-accrual loans [2]	$—	$7,269	$694	$—	$413	$—	$—	$8,376
Non-accrual loans with no allowance	$—	$7,269	$694	$—	$413	$—	$—	$8,376
1 There were no non-performing loans past due more than ninety days and accruing interest at December 31, 2022 and 2021. There were $264 thousand and $229 thousand in SBA PPP loans included in commercial and industrial that were past due ninety days as of December 31, 2022 and 2021, respectively, for which the loan was either in process of SBA forgiveness or purchase.
2 None of the non-accrual loans as of December 31, 2022 or 2021 were earning interest on a cash basis. We recognized no interest income on non-accrual loans in 2022, 2021 or 2020. Accrued interest of $48 thousand was reversed from interest income for the loans that were placed on non-accrual status in 2022. No interest income was reversed for the single loan that was placed on non-accrual status in 2021.

Collateral Dependent Loans

The following table presents the amortized cost basis of individually analyzed collateral-dependent loans, which are on non-accrual status, by class at December 31, 2022 and 2021.

	Amortized Cost by Collateral Type
(in thousands)	Commercial Real Estate	Residential Real Estate	Other	Total[1]	Allowance for Credit Losses
December 31, 2022
Commercial real estate, owner-occupied	$1,563	$—	$—	$1,563	$—
Home equity	—	778	—	778	—
Installment and other consumer	—	—	91	91	—
Total	$1,563	$778	$91	$2,432	$—
December 31, 2021
Commercial real estate, owner-occupied	$7,269	$—	$—	$7,269	$—
Commercial real estate, investor-owned	694	—	—	694	—
Home equity	—	413	—	413	—
Total	$7,963	$413	$—	$8,376	$—
1There were no collateral-dependent residential real estate mortgage loans in process of foreclosure or in substance repossessed, at December 31, 2022 and 2021. The weighted average loan-to-value of collateral-dependent loans was approximately 42% and 67% at December 31, 2022 and 2021, respectively.

Troubled Debt Restructuring

The following table summarizes the amortized cost of TDR loans by loan class as of December 31, 2022 and 2021.

	December 31,
(in thousands)	2022	2021
Commercial and industrial	$900	$1,183
Commercial real estate, owner-occupied	1,160	7,155
Commercial real estate, investor-owned	160	179
Home equity	619	386
Installment and other consumer	549	607
Total [1]	$3,388	$9,510
1 TDR loans on non-accrual status totaled $1.6 million and $7.4 million at December 31, 2022 and 2021, respectively. Unfunded commitments for TDR loans totaled $209 thousand and $441 thousand as of December 31, 2022 and 2021, respectively.

After meeting all of the conditions specified in Note 1, we removed one commercial loan with a remaining amortized cost of $2 thousand and an unfunded commitment of $600 thousand from TDR designation during 2021. There were no loans removed from TDR designation during either 2022 or 2020.

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

(dollars in thousands)	Number of Contracts Modified	Pre-Modification Amortized Cost	Post-Modification Amortized Cost	Post-Modification Amortized Cost at Period End
TDRs modified during 2022:
Commercial real estate, owner-occupied	1	$1,758	$1,758	$1,160
Home equity	3	247	247	240
Total	4	$2,005	$2,005	$1,400
TDRs modified during 2021:
Commercial and industrial	1	$1,101	$1,101	$901
Home equity	1	120	120	120
Total	2	$1,221	$1,221	$1,021
TDRs modified during 2020:
Commercial and industrial	1	$170	$162	$96
Commercial real estate, investor-owned	1	1,553	1,553	1,553
Home equity	1	276	276	271
Installment and other consumer	2	204	204	201
Total	5	$2,203	$2,195	$2,121

The loan modifications in 2022 included one or more of the following: payment deferment, maturity date extension, interest rate concession, and/or other payment modifications. The loans modified during 2021 and 2020 reflected debt consolidation, interest rate concessions, and/or other loan term and payment modifications that did not meet the criteria specified by the 2020 CARES Act for temporary relief from TDR accounting. During 2022, 2021 and 2020, there were no other defaults on loans that had been modified in a TDR within the prior twelve-month period. We report defaulted TDRs based on a payment default definition of more than ninety days past due.

Allowance for Credit Losses on Loans Rollforward

The following table discloses activity in the allowance for credit losses for the periods presented.

Allowance for Credit Losses on Loans Rollforward
(in thousands)	Commercial and industrial	Commercial real estate, owner-occupied	Commercial real estate, investor-owned	Construction	Home equity	Other residential	Installment and other consumer	Unallocated	Total
Year ended December 31, 2022
Beginning balance	$1,709	$2,776	$12,739	$1,653	$595	$644	$621	$2,286	$23,023
Provision (reversal)	72	(289)	(63)	251	(37)	(49)	270	(218)	(63)
(Charge-offs)	(9)	—	—	—	—	—	(23)	—	(32)
Recoveries	22	—	—	33	—	—	—	—	55
Ending balance	$1,794	$2,487	$12,676	$1,937	$558	$595	$868	$2,068	$22,983
Year ended December 31, 2021
Beginning balance	$2,530	$2,778	$12,682	$1,557	$738	$998	$291	$1,300	22,874
Provision (reversal)	(1,240)	(561)	(476)	62	(193)	(360)	333	986	(1,449)
Initial allowance for PCD loans [1]	405	559	533	—	—	6	2	—	1,505
(Charge-offs)	—	—	—	—	—	—	(5)	—	(5)
Recoveries	14	—	—	34	50	—	—	—	98
Ending balance	$1,709	$2,776	$12,739	$1,653	$595	$644	$621	$2,286	$23,023
Year ended December 31, 2020 [2]
Beginning balance	$2,334	$2,462	$8,483	$638	$850	$973	$284	$653	$16,677
Provision - incurred loss method	208	673	3,141	219	188	287	122	612	5,450
(Charge-offs)	(30)	—	—	—	—	—	—	—	(30)
Recoveries	13	—	—	3	—	—	—	—	16
Balance at September 30, 2020	2,525	3,135	11,624	860	1,038	1,260	406	1,265	22,113
Impact of CECL adoption	(278)	138	1,755	201	(361)	(212)	(125)	486	1,604
Post adoption balance at October 1, 2020	2,247	3,273	13,379	1,061	677	1,048	281	1,751	23,717
Provision (reversal) - CECL method	269	(495)	(697)	496	61	(50)	11	(451)	(856)
(Charge-offs)	—	—	—	—	—	—	(1)	—	(1)
Recoveries	14	—	—	—	—	—	—	—	14
Ending balance	$2,530	$2,778	$12,682	$1,557	$738	$998	$291	$1,300	$22,874
1 The initial allowance for PCD loans relates to the AMRB merger discussed in Note 18, Merger.
2 Refer to Note 1, Summary of Significant Accounting Policies, for a discussion of our methodology for the adoption of the current expected credit loss ("CECL") accounting standards in 2020.

Pledged Loans

Our FHLB line of credit is secured under terms of a blanket collateral agreement by a pledge of certain qualifying loans with unpaid principal balances of $1.298 billion and $1.330 billion at December 31, 2022 and 2021, respectively. In addition, we pledge eligible TIC loans, which totaled $105.0 million and $106.2 million at December 31, 2022 and 2021, respectively, to secure our borrowing capacity with the Federal Reserve Bank ("FRB"). For additional information, see Note 7, Borrowings.

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

The following table shows changes in net loans to related parties for each of the three years ended December 31, 2022, 2021 and 2020.

(in thousands)	2022	2021	2020
Balance at beginning of year	$7,942	$6,423	$8,333
Additions	1,525	—	—
Assumed in the AMRB acquisition	—	4,037	—
Repayments	(364)	(2,518)	(1,910)
Reclassified due to a change in borrower status	(2,658)	—	—
Balance at end of year	$6,445	$7,942	$6,423

Undisbursed commitments to related parties totaled $562 thousand and $8.6 million as of December 31, 2022 and 2021, respectively. The decreases in both the outstanding amount and undisbursed commitments as of December 31, 2022 were primarily due to a Director retirement in the first quarter.

Note 4:  Bank Premises and Equipment

A summary of bank premises and equipment follows:

	December 31,
(in thousands)	2022	2021
Leasehold improvements	$16,115	$15,282
Furniture and equipment	12,762	11,384
Buildings	1,217	1,195
Land	1,170	1,170
Finance lease right-of-use assets [1]	616	499
Subtotal	31,880	29,530
Accumulated depreciation and amortization	(23,746)	(21,972)
Bank premises and equipment, net	$8,134	$7,558
[1] See Note 12, Commitments and Contingencies, for more information.

The amount of depreciation and amortization totaled $1.8 million, $1.7 million and $2.1 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Note 5:  Bank Owned Life Insurance

We own life insurance policies on the lives of certain current and former officers designated by the Board of Directors to fund our employee benefit programs. Death benefits provided under the specific terms of these insurance policies are estimated to be $131.9 million at December 31, 2022. The benefits to employees' beneficiaries are limited to each employee's active service period. The investment in BOLI policies are reported at their cash surrender value, net of surrender charges, of $67.1 million and $61.5 million at December 31, 2022 and 2021, respectively. The cash surrender value includes both the original premiums paid for the life insurance policies and the accumulated accretion of policy income since inception of the policies, net of mortality costs and other fees. Earnings on BOLI totaled $1.2 million, $2.2 million and $973 thousand in 2022, 2021 and 2020, respectively. These earnings included death benefit proceeds in excess of the cash surrender values of the BOLI policies of $86 thousand in 2022 and $1.1 million in 2021. There were no death benefits on BOLI in 2020. We regularly monitor the financial information and credit ratings of our insurance carriers to ensure that they are credit worthy and comply with our policy.

Note 6:  Deposits

A stratification of time deposits is presented in the following table:

	December 31,
(in thousands)	2022	2021
Time deposits of less than or equal to $250 thousand	$74,421	$96,214
Time deposits of more than $250 thousand	44,609	54,021
Total time deposits	$119,030	$150,235

Interest on time deposits was $323 thousand, $246 thousand and $554 thousand in 2022, 2021 and 2020, respectively.

Scheduled maturities of time deposits at December 31, 2022 are as follows:

(in thousands)	2023	2024	2025	2026	2027	Thereafter	Total
Scheduled time deposit maturities	$87,011	$11,152	$8,898	$8,167	$3,801	$1	$119,030

As of December 31, 2022, $231.3 million in securities were pledged as collateral for our local agency deposits.

Our deposit portfolio includes deposits offered through the Promontory Interfinancial Network that are comprised of Certificate of Deposit Account Registry Service® ("CDARS") balances included in time deposits and Insured Cash Sweep® ("ICS") balances included in money market deposits. In addition, we offer deposits through Reich & Tang Deposit Networks, LLC, comprised of Demand Deposit MarketplaceSM ("DDM") balances. Through these two networks we are able to offer our customers access to FDIC-insured deposit products in aggregate amounts exceeding current insurance limits. When we place funds through CDARS, ICS and DDM, on behalf of a customer, we have the option of receiving matching deposits through the network's reciprocal deposit program, or placing deposits "one-way" for which we receive no matching deposits. We consider the reciprocal deposits to be in-market deposits as distinguished from traditional out-of-market brokered deposits. The following table shows the composition of our network deposits at December 31, 2022 and 2021.

(in thousands)	December 31, 2022		December 31, 2021
	Reciprocal [1]	One-Way [1]	Reciprocal [1]	One-Way [1]
CDARS	$11,031	$2,162	$21,413	$2,160
ICS	100,749	—	—	110,900
DDM	62,219	—	52,365	60,000
Total network deposits	$173,999	$2,162	$73,778	$173,060
[1] Reciprocal deposits are on-balance-sheet while one-way deposits are off-balance-sheet.

The aggregate amount of deposit overdrafts that have been reclassified as loan balances was $247 thousand and $346 thousand at December 31, 2022 and 2021, respectively.

The Bank accepts deposits from shareholders, board of directors and employees in the normal course of business, and the terms are comparable to those with non-affiliated parties. The total deposits from board directors and their businesses, and executive officers were $11.2 million and $25.3 million at December 31, 2022 and 2021, respectively.

Note 7: Borrowings and Other Obligations

Federal Funds Purchased – The Bank had unsecured available lines of credit with correspondent banks for overnight borrowings totaling $150.0 million at both December 31, 2022 and 2021.  In general, interest rates on these lines approximate the federal funds target rate. There were no overnight borrowings under these credit facilities at December 31, 2022 and 2021.

Federal Home Loan Bank Borrowings – As of December 31, 2022 and 2021, the Bank had total lines of credit with the FHLB of $711.6 million and $820.5 million, respectively, based on the eligible collateral of certain loans. FHLB overnight borrowings at December 31, 2022 were $112.0 million at a rate of 4.65%, for a net available line of $599.6 million. There were no overnight borrowings at December 31, 2021. As part of our acquisition of AMRB, we assumed FHLB fixed-rate advances totaling $13.9 million that we early redeemed on August 25, 2021.

In February 2023, we increased our borrowing capacity at the FHLB by pledging certain held-to-maturity securities to Securities-Backed Credit Program, which increased our total FHLB borrowing capacity to $1.0372 billion as of February 28, 2023 from $711.6 million as of December 31, 2022.

Federal Reserve Line of Credit – The Bank has an available line of credit with the FRBSF secured by certain residential loans.  At December 31, 2022 and 2021, the Bank had borrowing capacity under this line totaling $58.7 million and $70.8 million, respectively, and had no outstanding borrowings with the FRBSF.

Subordinated Debenture – As part of an acquisition in 2013, Bancorp assumed a subordinated debenture with a contractual balance of $4.1 million due to NorCal Community Bancorp Trust II (the "Trust"), established for the sole purpose of issuing trust preferred securities. On March 15, 2021, Bancorp redeemed in full the $2.8 million (book value) subordinated debenture due to the Trust, which had a 251.5% effective rate in 2021, and included accelerated accretion of the $1.3 million remaining purchase discount due to the early redemption.

Other Obligations - Equipment finance lease liabilities totaling $439 thousand and $419 thousand at December 31, 2022 and 2021, respectively, are included in borrowings and other obligations in the consolidated statements of condition. Refer to Note 12, Commitments and Contingencies, for additional information.

The carrying values, and average balances and rates of borrowings and other obligations as of and for the years ended December 31, 2022, 2021 and 2020 are summarized in the following table.

	2022			2021			2020
(dollars in thousands)	Carrying Value	Average Balance	Average Rate	Carrying Value	Average Balance	Average Rate	Carrying Value	Average Balance	Average Rate
FHLB overnight borrowings	$112,000	$1,921	4.48%	$—	$—	—%	$—	$42	0.75%
Other obligations (finance leases)	$439	$374	0.65%	$419	$250	0.71%	$58	$132	2.62%
FHLB fixed-rate advances	$—	$—	—%	$—	$642	1.18%	$—	$—	—%
Subordinated debenture	$—	$—	—%	$—	$534	251.54%	$2,777	$2,741	5.68%

Note 8:  Stockholders' Equity and Stock Plans

Share-Based Awards

On May 12, 2020, our shareholders approved the 2020 Director Stock Plan, replacing and superseding the 2010 Director Stock Plan (collectively "the Plan"). The Plan provides for the payment of director fees in common shares of Bancorp's common stock not to exceed 250,000 shares and a way for directors to purchase shares at fair market value. During 2022, 2021 and 2020 we issued 10,145, 6,443 and 5,723 shares of common stock, respectively, for director fees. As of December 31, 2022, 228,004 shares were available for future director fees and purchases.

The 2017 Employee Stock Purchase Plan ("ESPP") gives our employees an opportunity to purchase Bancorp's common shares through payroll deductions of between one and fifteen percent of their pay. Shares are purchased quarterly at a five percent discount from the closing market price on the last day of the quarter. As of December 31, 2022, 375,450 shares were available for future purchases under the ESPP.

Under the 2017 Equity Plan, the Compensation Committee of the Board of Directors has the discretion to determine, among other things, which employees, advisors and non-employee directors will receive share-based awards, the number and timing of awards, the vesting schedule for each award, and the type of award to be granted. As of December 31, 2022, there were 819,487 shares available for future grants to employees, advisors and non-employee directors. Options are issued at an exercise price equal to the fair value of the stock at the date of grant. Options granted to officers and employees generally vest by one-third on each anniversary of the grant for three years and expire ten years from the grant date. Options granted to non-employee directors vest immediately and expire ten years from the grant date. Stock options and restricted stock may be net settled in a cashless exercise by a reduction in the number of shares otherwise deliverable upon exercise or vesting in satisfaction of the exercise payment and/or applicable tax withholding requirements. Shares withheld under net settlement arrangements are available for future grants. The table below depicts the total number of shares, amount, and weighted average price withheld for cashless exercises in each of the respective years.

	December 31, 2022	December 31, 2021	December 31, 2020
Number of shares withheld	11,505	27,929	10,001
Total amount withheld (in thousands)	$393	$1,085	$398
Weighted-average price	$34.13	$38.85	$39.83

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

A summary of stock option activity for the years ended December 31, 2022, 2021, and 2020 is presented in the following table. The intrinsic value of options outstanding and exercisable is calculated as the number of in-the-money options times the difference between the market price of our stock and the exercise prices of the in-the-money options as of each year-end period presented.

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted Average Grant-Date Fair Value	Weighted Average Remaining Contractual Term (in years)
Options outstanding at December 31, 2019	417,382	$28.01	$7,112		5.50
Granted	44,632	39.18		6.84
Cancelled, expired or forfeited	(17,222)	40.31
Exercised	(73,208)	22.26	1,370
Options outstanding at December 31, 2020	371,584	29.92	2,262		5.12
Exercisable (vested) at December 31, 2020	315,377	28.05	2,254		4.53
Options outstanding at December 31, 2020	371,584	29.92	2,262		5.12
Granted	55,861	36.39		8.84
Cancelled, expired or forfeited	(2,008)	42.50
Exercised	(60,056)	23.01	885
Options outstanding at December 31, 2021	365,381	31.97	2,326		5.57
Exercisable (vested) at December 31, 2021	315,744	30.85	2,264		5.15
Options outstanding at December 31, 2021	365,381	31.97	2,326		5.57
Granted	39,094	34.16		8.49
Cancelled, expired or forfeited	(23,760)	37.48
Exercised	(51,010)	23.01	617
Options outstanding at December 31, 2022	329,705	33.22	813		5.59
Exercisable (vested) at December 31, 2022	287,228	32.81	813		5.15

A summary of the options outstanding and exercisable by price range as of December 31, 2022 is presented in the following table:

	Stock Options Outstanding as of December 31, 2022			Stock Options Exercisable as of December 31, 2022
Range of Exercise Prices	Stock Options Outstanding	Remaining Contractual Life (in years)	Weighted Average Exercise Price	Stock Options Exercisable	Weighted Average Exercise Price
$10.00 - $20.00	10,852	0.4	$19.69	10,852	$19.69
$20.01 - $30.00	78,214	2.5	$24.64	78,214	$24.64
$30.01 - $40.00	175,929	6.9	$34.58	139,906	$34.41
$40.01 - $50.00	64,710	6.6	$42.17	58,256	$42.40
	329,705			287,228

The following table summarizes non-vested restricted stock awards and changes during the years ended December 31, 2022, 2021, and 2020.

	Number of Shares	Weighted Average Grant-Date Fair Value
Non-vested awards at December 31, 2019	70,066	37.81
Granted	29,100	40.10
Vested	(23,524)	36.35
Cancelled or forfeited	(14,314)	37.63
Non-vested awards at December 31, 2020	61,328	39.50
Granted	30,742	38.00
Vested	(26,392)	36.81
Cancelled or forfeited	(3,848)	33.96
Non-vested awards at December 31, 2021	61,830	40.25
Granted	46,672	34.03
Vested	(12,444)	41.49
Cancelled or forfeited	(13,692)	41.80
Non-vested awards at December 31, 2022	82,366	36.28

We determine the fair value of stock options at the grant date using the Black-Scholes pricing model that takes into account the stock price at the grant date, exercise price, and the following assumptions (weighted-average shown).

	Years ended December 31,
	2022	2021	2020
Risk-free interest rate	1.86%	0.98%	0.91%
Expected dividend yield on common stock	2.85%	2.57%	2.38%
Expected life in years	6.0	6.1	6.1
Expected price volatility	33.44%	33.12%	24.43%

The fair value of stock options as of the grant date is recorded as stock-based compensation expense in the consolidated statements of comprehensive (loss) income over the requisite service period, which is generally the vesting period, with a corresponding increase in common stock. Stock-based compensation also includes compensation expense related to the issuance of restricted stock awards. The grant-date fair value of the restricted stock awards, which equals the grant date price, is recorded as compensation expense over the requisite service period with a corresponding increase in common stock as the shares vest. Stock option and restricted stock awards issued include a retirement eligibility clause whereby the requisite service period is satisfied at the retirement eligibility date. For those awards, we accelerate the recording of stock-based compensation when the award holder is eligible to retire. However, retirement eligibility does not affect the vesting of restricted stock or the exercisability of the stock options, which are based on the scheduled vesting period. Total compensation expense for stock options and restricted stock awards was $962 thousand, $972 thousand, and $1.2 million during 2022, 2021, and 2020, respectively, and the total recognized deferred tax benefits related thereto were $257 thousand, $213 thousand, and $341 thousand, respectively.

As of December 31, 2022, there was $1.4 million of total unrecognized compensation expense related to non-vested stock options and restricted stock awards, which is expected to be recognized over a weighted-average period of approximately 2.1 years. The total grant-date fair value of stock options vested during the years ended December 31, 2022, 2021, and 2020 was $356 thousand, $514 thousand, and $484 thousand, respectively. The total grant-date fair value of restricted stock awards vested during 2022, 2021, and 2020 was $431 thousand, $1.0 million, and $1.2 million, respectively.

We record excess tax benefits (deficiencies) resulting from the exercise of non-qualified stock options, the disqualifying disposition of incentive stock options and vesting of restricted stock awards as income tax benefits (expense) in the consolidated statements of comprehensive (loss) income with a corresponding decrease (increase) to current taxes payable. In 2022, 2021, and 2020 we recognized $3 thousand, $87 thousand, and $120 thousand, respectively, in excess tax benefits recorded as a reduction to income tax expense related to these types of transactions. The tax benefits realized from disqualifying dispositions of incentive stock options were recognized in tax expense to the extent of the book compensation cost recorded.

Dividends

Presented below is a summary of cash dividends paid in 2022, 2021 and 2020 to common shareholders, recorded as a reduction from retained earnings. On January 20, 2023, the Board of Directors declared a $0.25 per share cash dividend, paid February 10, 2023 to the shareholders of record at the close of business on February 3, 2023.

	Years ended December 31,
(in thousands except per share data)	2022	2021	2020
Cash dividends to common stockholders	$15,673	$13,107	$12,506
Cash dividends per common share	$0.98	$0.94	$0.92

The holders of unvested restricted stock awards are entitled to dividends on the same per-share ratio as holders of common stock. Tax benefits for dividends paid on unvested restricted stock awards are recorded as tax benefits in the consolidated statements of comprehensive (loss) income with a corresponding decrease to current taxes payable. Dividends on forfeited awards are included in stock-based compensation expense.

Under the California Corporations Code, payment of dividends by Bancorp to its shareholders is restricted to the amount of retained earnings immediately prior to the distribution or the amount of assets that exceeds the total liabilities immediately after the distribution. As of December 31, 2022, Bancorp's retained earnings and amount of total assets that exceeds total liabilities were $270.8 million and $412.1 million, respectively.

Under the California Financial Code, payment of dividends by the Bank to Bancorp is restricted to the lesser of retained earnings or the amount of undistributed net profits of the Bank from the three most recent fiscal years. Under this restriction, approximately $20.1 million of the Bank's retained earnings balance was available for payment of dividends to Bancorp as of December 31, 2022. Bancorp held $4.5 million in cash at December 31, 2022.

Share Repurchase Program

On July 16, 2021, Bancorp Board of Directors approved a share repurchase program under which Bancorp could repurchase up to $25.0 million of its outstanding common stock through July 31, 2023. On October 22, 2021, Bancorp's Board of Directors approved an amendment to the current share repurchase program, which increased the total authorization from $25.0 million to $57.0 million and left the expiration date unchanged. The last activity under the program was in the first quarter of 2022 when the Bancorp repurchased 23,273 shares totaling $877 thousand. A total of $34.7 million remained available to repurchase under the program as of December 31, 2022.

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

The following table summarizes our assets and liabilities that were required to be recorded at fair value on a recurring basis.

(in thousands) Description of Financial Instruments	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Measurement Categories: Changes in Fair Value Recorded In1
December 31, 2022
Securities available for sale:
Mortgage-backed securities and collateralized mortgage obligations issued by U.S. government-sponsored agencies	$475,505	$—	$475,505	$—	OCI
SBA-backed securities	$44,355	$—	$44,355	$—	OCI
Debentures of government sponsored agencies	$135,106	$—	$135,106	$—	OCI
U.S. Treasury securities	$10,269	$10,269	$—	$—	OCI
Obligations of state and political subdivisions	$102,123	$—	$102,123	$—	OCI
Corporate bonds	$33,276	$—	$33,276	$—	OCI
Asset-backed securities	$1,462	$—	$1,462	$—	OCI
Derivative financial assets (interest rate contracts)	$602	$—	$602	$—	NI
December 31, 2021
Securities available for sale:
Mortgage-backed securities and collateralized mortgage obligations issued by U.S. government-sponsored agencies	$759,576	$—	$759,576	$—	OCI
SBA-backed securities	$33,478	$—	$33,478	$—	OCI
Debentures of government sponsored agencies	$188,527	$—	$188,527	$—	OCI
U.S. Treasury securities	$11,630	$11,630	$—	$—	OCI
Obligations of state and political subdivisions	$134,000	$—	$134,000	$—	OCI
Corporate bonds	$38,495	$—	$38,495	$—	OCI
Asset-backed securities	$1,862	$—	$1,862	$—	OCI
Derivative financial liabilities (interest rate contracts)	$1,085	$—	$1,085	$—	NI
 1Other comprehensive (loss) income ("OCI") or net income ("NI").
Available-for-sale securities are recorded at fair value on a recurring basis. When available, quoted market prices (Level 1) are used to determine the fair value of available-for-sale securities. Level 1 securities include U.S. Treasury securities. If quoted market prices are not available, we obtain pricing information from a reputable third-party service provider, who may utilize valuation techniques that use current market-based or independently sourced parameters, such as bid/ask prices, dealer-quoted prices, interest rates, benchmark yield curves, prepayment speeds, probability of default, loss severity and credit spreads (Level 2).   Level 2 securities include asset-backed securities, obligations of state and political subdivisions, U.S. agencies or government-sponsored agencies' debt securities, mortgage-backed securities, government agency-issued, and corporate bonds. As of December 31, 2022 and 2021, there were no Level 3 securities.

Held-to-maturity securities may be written down to fair value as a result of an other-than-temporary impairment, and we did not record any write-downs during 2022 or 2021. Fair value of held-to-maturity securities is determined using the same techniques discussed above for available-for-sale securities.

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

Certain financial assets may be measured at fair value on a non-recurring basis. These assets are subject to fair value adjustments that result from the application of the lower of cost or fair value accounting or write-downs of individual assets, such as analyzed loans that are collateral dependent and other real estate owned ("OREO").

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

The following table presents the carrying value of assets measured at fair value on a non-recurring basis and that were held in the consolidated statements of condition at each respective period end, by level within the fair value hierarchy as of December 31, 2022 and 2021.

(in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2022
Other real estate owned	$455	$—	$—	$455
December 31, 2021
Other real estate owned	$800	$—	$—	$800

Disclosures about Fair Value of Financial Instruments

The table below is a summary of fair value estimates for financial instruments as of December 31, 2022 and 2021, excluding financial instruments recorded at fair value on a recurring basis (summarized in the first table in this note). The carrying amounts in the following table are recorded in the consolidated statements of condition under the indicated captions. Further, we have not disclosed the fair value of financial instruments specifically excluded from disclosure requirements such as bank-owned life insurance policies ("BOLI"), lease obligations and non-maturity deposit liabilities. Additionally, we held shares of Federal Home Loan Bank ("FHLB") of San Francisco stock and Visa Inc. Class B common stock, both recorded at cost, as there was no impairment or changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer as of December 31, 2022 and 2021. See further discussion on values within Note 2, Investment Securities, above.

	December 31, 2022			December 31, 2021
(in thousands)	Carrying Amounts	Fair Value	Fair Value Hierarchy	Carrying Amounts	Fair Value	Fair Value Hierarchy
Financial assets (recorded at amortized cost)
Cash and cash equivalents	$45,424	$45,424	Level 1	$347,641	$347,641	Level 1
Investment securities held-to-maturity	972,207	845,239	Level 2	342,222	342,755	Level 2
Loans, net of allowance for credit losses	2,069,563	1,993,866	Level 3	2,232,622	2,234,430	Level 3
Interest receivable	13,069	13,069	Level 2	11,889	11,889	Level 2
Financial liabilities (recorded at amortized cost)
Time deposits	119,030	118,333	Level 2	150,235	150,475	Level 2
Federal Home Loan Bank overnight borrowings	112,000	112,000	Level 1	—	—	Level 1
Interest payable	75	75	Level 2	81	81	Level 2

Fair value of loans is based on exit price techniques and obtained from an independent third party that uses its proprietary valuation model and methodology and may differ from actual price from a prospective buyer. The discounted cash flow valuation approach reflects key inputs and assumptions that are unobservable, such as loan probability of default, loss given default, prepayment speed, and market discount rates.
Fair value of fixed-rate time deposits is estimated by discounting future contractual cash flows using discount rates that reflect the current observable market rates offered for time deposits of similar remaining maturities.
The value of off-balance-sheet financial instruments is estimated based on the fee income associated with the commitments, which in the absence of credit exposure, is considered to approximate their settlement value. The fair value of commitment fees was not material as of December 31, 2022 and 2021.

Note 10: Benefit Plans

Deferred Compensation Plans

We established a Deferred Compensation Plan, which allows certain key management personnel designated by the Board of Directors of the Bank to defer up to 80% of their salary and 100% of their annual bonus. Amounts deferred earn interest that is equal to the prime rate as published in the Wall Street Journal, on the first business day of the year, which was 3.25% on January 1, 2022 and January 1, 2021.

As part of the acquisition of AMRB in August 2021, we assumed $2.9 million of deferred compensation plans for former members of AMRB's management team and non-employee directors. Prior to January 1, 2022, amounts deferred earned interest based on the 5-year U.S. Government Treasury rate plus 4.0%. This rate was 4.36% for 2021. Beginning January 1, 2022, the rate converted to the prime rate.

A similar Deferred Director Fee Plan, which allows members of the Board of Directors to defer the cash portion of their director compensation, went into effect on January 1, 2021, and the first deferral of their fees was in July 2021.

Our deferred compensation obligation under these plans totaled $7.1 million and $7.9 million at December 31, 2022 and 2021, respectively, and is included in interest payable and other liabilities.

401(k) Defined Contribution Plan

Our 401(k) Defined Contribution Plan, which includes a Roth 401(k) option (the “401(k) Plan”), is available to all regular employees at least eighteen years of age who complete ninety days of service, and enter the plan during one of the four open enrollment dates (January 1, April 1, July 1, and October 1) of each year. Under the 401(k) Plan, employees can defer between 1% and 50% of their eligible compensation, up to the maximum amount allowed by the Internal Revenue Code. The Bank provides employer-match of 70% of each participant's contribution, with a maximum of $5 thousand of matching contribution per participant per year. Employer matching contributions to the 401(k) Plan vest at a rate of 20% per year over five years, per plan provisions. Employer contributions totaled $949 thousand, $991 thousand and $929 thousand for the years ended December 31, 2022, 2021 and 2020, respectively, and are recorded as part of salaries and benefits expense.

Employee Stock Ownership Plan

Our Employee Stock Ownership Plan (the “Plan”) is also available to all employees under the same eligibility criteria of the 401(k) Plan; however, employee contributions are not permitted. The Board of Directors determines a specific portion of the Bank's profits to be contributed to the employee stock ownership each year either in common stock or in cash for the purchase of Bancorp stock to be allocated to all eligible employees based on a percentage of their salaries, regardless of whether an employee is participating in the 401(k) plan or not. For all participants, employer contributions vest over a five-year service period, per plan provisions. After five years of service, all employer contributions vest immediately.

Bancorp issued shares of common stock, contributed them to the ESOP and recognized expenses of $1.6 million in 2022 and $1.3 million in 2021 and 2020, based on the quoted market price on the date of contribution. Cash dividends paid on Bancorp stock held by the ESOP are used to purchase additional shares in the open market. All shares of Bancorp stock held by the ESOP are included in the calculations of basic and diluted earnings per share. The employer contributions to the ESOP are included in salaries and benefits expense.

Salary Continuation Plan

A Salary Continuation Plan was established for a select group of executive management, who, upon retirement, will receive twenty-five percent of their estimated salary at retirement as salary continuation benefit payments that are fixed and will be made between five to fifteen years, depending on the executives' service period at the Bank.  Each participant will need to participate in this plan for five years before vesting begins. After five years, the participant will vest ratably in the benefit over the remaining period until age 65. As part of previous acquisitions, we assumed the salary continuation agreements for former executive officers and directors. These plans are unfunded and nonqualified for tax purposes and for purposes of Title I of the Employee Retirement Income Security Act of 1974.

At December 31, 2022 and 2021, respectively, our total liability under the salary continuation plans was $4.7 million and $5.3 million recorded in interest payable and other liabilities.

Note 11: Income Taxes

The current and deferred components of the income tax provision for each of the three years ended December 31 are as follows:

(in thousands)	2022	2021	2020
Current tax provision
Federal	$10,670	$6,627	$7,108
State	6,687	4,815	4,895
Total current tax provision	17,357	11,442	12,003
Deferred tax (benefit) provision
Federal	(441)	274	(964)
State	7	(58)	(694)
Total deferred tax (benefit) provision	(434)	216	(1,658)
Total income tax provision	$16,923	$11,658	$10,345

The following table shows the tax effect of our cumulative temporary differences as of December 31:

(in thousands)	2022	2021
Deferred tax assets:
Net unrealized losses on securities available-for-sale	$29,458	$—
Operating and finance lease liabilities	8,002	7,642
Allowance for credit losses on loans and unfunded loan commitments	7,229	7,335
Deferred compensation and salary continuation plans	3,481	3,911
Accrued but unpaid expenses	1,751	1,884
State franchise tax	1,396	930
Net operating loss carryforwards	1,239	1,406
Fair value adjustment on acquired loans	905	894
Stock-based compensation	697	599
Depreciation and disposals on premises and equipment	236	188
Other	194	144
Total gross deferred tax assets	54,588	24,933
Deferred tax liabilities:
Operating and finance lease right-of-use assets	(7,465)	(7,098)
Core deposit intangible assets	(1,512)	(1,953)
Deferred loan origination costs and fees	(1,476)	(1,526)
Net unrealized gains on securities available-for-sale	—	(745)
Other	(279)	(292)
Total gross deferred tax liabilities	(10,732)	(11,614)
Net deferred tax assets	$43,856	$13,319

As of December 31, 2022, California net operating loss carryforwards ("NOLs") of $14.5 million corresponded to the total $1.2 million deferred tax asset above. If not fully utilized, the California NOLs will begin to expire in 2030. Based upon the level of historical taxable income and projections for future taxable income over the periods during which the deferred tax assets are expected to be deductible, management believes it is more likely than not we will realize the benefit of the remaining deferred tax assets. Accordingly, no valuation allowance has been established as of December 31, 2022 or 2021.

The effective tax rate for 2022, 2021 and 2020 differs from the current federal statutory income tax rate as follows:

	2022	2021	2020
Federal statutory income tax rate	21.0%	21.0%	21.0%
Increase (decrease) due to:
California franchise tax, net of federal tax benefit	8.3%	8.4%	8.1%
Tax exempt interest on municipal securities and loans	(1.9)%	(2.5)%	(2.4)%
Tax exempt earnings on bank owned life insurance	(0.4)%	(1.0)%	(0.5)%
Non-deductible acquisition related expenses	—%	0.6%	—%
Non-deductible executive compensation	—%	0.4%	—%
Low income housing and qualified zone academy bond tax credits	(0.2)%	(0.4)%	(0.5)%
Stock-based compensation and excess tax benefits	—%	(0.1)%	(0.2)%
Other	(0.2)%	(0.4)%	—%
Effective Tax Rate	26.6%	26.0%	25.5%

Bancorp and the Bank have entered into a tax allocation agreement, which provides that income taxes shall be allocated between the parties on a separate entity basis. The intent of this agreement is that each member of the consolidated group will incur no greater tax liability than it would have incurred on a stand-alone basis.

We file a consolidated return in the U.S. federal tax jurisdiction and a combined return in the State of California tax jurisdiction. There were no ongoing federal or state income tax examinations at the issuance of this report. We are no longer subject to examinations by tax authorities for years before 2019 for federal income tax and before 2018 for California. At December 31, 2022 and 2021, there were no unrecognized tax benefits, and neither the Bank nor Bancorp had accruals for interest and penalties related to unrecognized tax benefits.

Note 12:  Commitments and Contingencies

Leases

We lease premises under long-term non-cancelable operating leases with remaining terms of approximately 2 months to 19 years, 4 months, most of which include escalation clauses and one or more options to extend the lease term, and some of which contain lease termination clauses. Lease terms may include certain renewal options that were considered reasonably certain to be exercised.

We lease certain equipment under finance leases with initial terms of 3 years to 5 years. The equipment finance leases do not contain renewal options, bargain purchase options or residual value guarantees.

The following table shows the balances of operating and finance lease right-of-use assets and lease liabilities as of December 31, 2022 and 2021.

(in thousands)	December 31, 2022	December 31, 2021
Operating leases:
Operating lease right-of-use assets	$24,821	$23,604
Operating lease liabilities	26,639	25,429
Finance leases:
Finance lease right-of-use assets	616	499
Accumulated amortization	(187)	(93)
Finance lease right-of-use assets, net[1]	$429	$406
Finance lease liabilities[2]	$439	$419
[1] Included in premises and equipment in the consolidated statements of condition.
[2] Included in borrowings and other obligations in the consolidated statements of condition.

The following table shows supplemental disclosures of noncash investing and financing activities for the years ended December 31, 2022, 2021 and 2020.

(in thousands)	2022	2021	2020
Right-of-use assets obtained in exchange for operating lease liabilities	$6,116	$2,376	$18,633
Right-of-use assets obtained in exchange for finance lease liabilities	$151	$444	$18

The following table shows components of operating and finance lease cost for the years ended December 31, 2022, 2021 and 2020.

(in thousands)	2022	2021	2020
Operating lease cost[1]	$5,356	$4,823	$4,498
Variable lease cost	—	—	5
Total operating lease cost	$5,356	$4,823	$4,503
Finance lease cost:
Amortization of right-of-use assets[2]	$127	$96	$169
Interest on finance lease liabilities[3]	3	2	3
Total finance lease cost	$130	$98	$172
Total lease cost	$5,486	$4,921	$4,675
[1] Included in occupancy and equipment expense in the consolidated statements of comprehensive (loss) income.
[2] Included in depreciation and amortization in the consolidated statements of comprehensive (loss) income.
[3] Included in interest on borrowings and other obligations in the consolidated statements of comprehensive (loss) income.

The following table shows the future minimum lease payments, weighted average remaining lease terms, and weighted average discount rates under operating and finance lease arrangements as of December 31, 2022. The discount rates used to calculate the present value of lease liabilities were based on the collateralized FHLB borrowing rates that were commensurate with lease terms and minimum payments on the lease commencement date.

(in thousands)	December 31, 2022
Year	Operating Leases	Finance Leases
2023	$5,343	$154
2024	4,585	153
2025	3,875	106
2026	3,129	36
2027	2,845	5
Thereafter	9,693	—
Total minimum lease payments	29,470	454
Amounts representing interest (present value discount)	(2,831)	(15)
Present value of net minimum lease payments (lease liability)	$26,639	$439

Weighted average remaining term (in years)	7.7	3.1
Weighted average discount rate	2.26%	1.86%

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

In 2012, Visa had reached a $4.0 billion interchange multidistrict litigation class settlement agreement with plaintiffs representing a class of U.S. retailers. For the fiscal year ended September 30, 2022 and fiscal quarter ended December 31, 2022, Visa deposited an additional $600 million and $350 million, respectively, into the litigation escrow account to address claims of certain merchants who opted out of the Amended Settlement Agreement for a balance of $1.7 billion as of December 31, 2022. Combined with funds previously deposited with the court, these funds are expected to cover the settlement payment obligations.

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

Note 13: Concentrations of Credit Risk

Concentration of credit risk is associated with a lack of diversification, such as having substantial investments in a few individual issuers, thereby potentially exposing us to adverse economic, political, regulatory, geographic, industrial or credit developments. Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, investment securities and loans.
Our cash in correspondent bank accounts, at times, may exceed FDIC insured limits. We place cash and cash equivalents with the Federal Reserve Bank and other high credit quality financial institutions, periodically monitor their credit worthiness and limit the amount of credit exposure to any one institution according to regulations.
Concentrations of credit risk with respect to investment securities primarily related to the U.S. government and GSEs, which accounted for $1.535 billion, or 87% of our total investment portfolio at December 31, 2022 and $1.277 billion, or 85% at December 31, 2021. The increase is from the deployment of excess liquidity throughout 2022 into securities with purchases of $516.6 million of this security type. The largest security not issued by the U.S. Government or a GSE accounted for approximately 1% of our total investment portfolio at December 31, 2022, and 2% at December 31, 2021.
We also manage our credit exposure related to our loan portfolio to avoid the risk of undue concentration of credits in a particular industry by reducing significant exposure to highly leveraged transactions or to any individual customer or counterparty, and by obtaining collateral, as appropriate. No single borrower relationship accounted for more than 3% of outstanding loan balances at December 31, 2022 or 2021. The largest loan concentration is real estate, which accounted for 89% and 84% of our loan portfolio at December 31, 2022 and 2021, respectively. The increase in the percentage in real estate from 2021 to 2022 was primarily due to a $107.7 million reduction in unsecured loans guaranteed by the SBA under the PPP, which are included in commercial and industrial loans.

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

As of December 31, 2022, we had four interest rate swap agreements, which are scheduled to mature at various dates ranging from June 2031 to October 2037. All of our derivatives are accounted for as fair value hedges. The notional amounts of the interest rate contracts are equal to the notional amounts of the hedged loans. Our interest rate swap payments are settled monthly with counterparties. Accrued interest receivable on the swaps totaled $5 thousand at December 31, 2022, and accrued interest payable on the swaps totaled $11 thousand at December 31, 2021. Information on our derivatives follows:

	Asset derivatives		Liability derivatives
(in thousands)	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
Fair value hedges:
Interest rate contracts notional amount	$12,046	$—	$—	$13,037
Interest rate contracts fair value [1]	$602	$—	$—	$1,085
1 Refer to Note 9, Fair Value of Assets and Liabilities, for valuation methodology.

The following table presents the carrying amount and associated cumulative basis adjustment related to the application of fair value hedge accounting that is included in the carrying amount of hedged assets as of December 31, 2022 and 2021:

	Carrying Amounts of Hedged Assets		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Loans
(in thousands)	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
Loans	$11,319	$13,976	$(726)	$939

The following table presents the net losses recognized in interest income on loans on the consolidated statements of comprehensive (loss) income related to our derivatives designated as fair value hedges:

	Years ended December 31,
(in thousands)	2022	2021	2020
Interest and fees on loans [1]	$93,868	$91,612	$84,674
Increase (decrease) in value of designated interest rate swaps due to LIBOR interest rate movements	$1,687	$827	$(734)
Payment on interest rate swaps	(143)	(369)	(360)
(Decrease) increase in value of hedged loans	(1,666)	(814)	809
Decrease in value of yield maintenance agreement	(10)	(11)	(12)
Net losses on fair value hedging derivatives recognized in interest income	$(132)	$(367)	$(297)
1 Represents the income line item in the statements of comprehensive (loss) income in which the effects of fair value hedges are recorded.

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

Information on financial instruments that are eligible for offset in the consolidated statements of condition follows:

Offsetting of Financial Assets and Derivative Assets
		Gross Amounts	Net Amounts	Gross Amounts Not Offset in the Statements of Condition
	Gross Amounts	Offset in the	of Assets Presented
	of Recognized	Statements of	in the Statements	Financial	Cash Collateral
(in thousands)	Assets	Condition	of Condition	Instruments	Received	Net Amount
December 31, 2022
Counterparty	$602	$—	$602	$—	$—	$602

December 31, 2021
Counterparty	$—	$—	$—	$—	$—	$—

Offsetting of Financial Liabilities and Derivative Liabilities
	Gross Amounts of Recognized Liabilities [1]	Gross Amounts Offset in the Statements of Condition	Net Amounts of Liabilities Presented in the Statements of Condition [1]	Gross Amounts Not Offset in the Statements of Condition

				Financial Instruments	Cash Collateral Pledged
(in thousands)						Net Amount
December 31, 2022
Counterparty	$—	$—	$—	$—	—	$—

December 31, 2021
Counterparty	$1,085	$—	$1,085	$—	(1,085)	$—
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

Management reviews capital ratios on a regular basis and produces a five-year capital plan semi-annually to ensure that capital exceeds the prescribed regulatory minimums and is adequate to meet our anticipated future needs.  For all periods presented, the Bank’s ratios exceed the regulatory definition of “well-capitalized” under the regulatory framework for prompt corrective action and Bancorp’s ratios exceed the required minimum ratios to be considered a well-capitalized bank holding company. In addition, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action as of December 31, 2022. There are no conditions or events since that notification that management believes have changed the Bank’s categories and we expect the Bank to remain well capitalized for prompt corrective action purposes.

The Bancorp’s and Bank's capital adequacy ratios as of December 31, 2022 and 2021 are presented in the following tables.

Capital Ratios for Bancorp (dollars in thousands)	Actual Ratio		Adequately Capitalized Threshold			Ratio to be a Well Capitalized Bank Holding Company
December 31, 2022	Amount	Ratio	Amount		Ratio	Amount		Ratio
Total Capital (to risk-weighted assets)	$431,667	15.90%	≥ $	285,079	≥ 10.50%	≥ $	271,504	≥ 10.00%
Tier 1 Capital (to risk-weighted assets)	$407,912	15.02%	≥ $	230,778	≥ 8.50%	≥ $	217,203	≥ 8.00%
Tier 1 Capital (to average assets)	$407,912	9.60%	≥ $	169,948	≥ 4.00%	≥ $	212,435	≥ 5.00%
Common Equity Tier 1 (to risk-weighted assets)	$407,912	15.02%	≥ $	190,053	≥ 7.00%	≥ $	176,478	≥ 6.50%
December 31, 2021
Total Capital (to risk-weighted assets)	$397,101	14.58%	≥ $	286,035	≥ 10.50%	≥ $	272,414	≥ 10.00%
Tier 1 Capital (to risk-weighted assets)	$373,286	13.70%	≥ $	231,552	≥ 8.50%	≥ $	217,931	≥ 8.00%
Tier 1 Capital (to average assets)	$373,286	8.85%	≥ $	168,750	≥ 4.00%	≥ $	210,937	≥ 5.00%
Common Equity Tier 1 (to risk-weighted assets)	$373,286	13.70%	≥ $	190,690	≥ 7.00%	≥ $	177,069	≥ 6.50%

Capital Ratios for the Bank (dollars in thousands)	Actual Ratio		Adequately Capitalized Threshold			Ratio to be Well Capitalized under Prompt Corrective Action Provisions
December 31, 2022	Amount	Ratio	Amount		Ratio	Amount		Ratio
Total Capital (to risk-weighted assets)	$427,108	15.73%	≥ $	285,052	≥ 10.50%	≥ $	271,478	≥ 10.00%
Tier 1 Capital (to risk-weighted assets)	$403,352	14.86%	≥ $	230,757	≥ 8.50%	≥ $	217,183	≥ 8.00%
Tier 1 Capital (to average assets)	$403,352	9.49%	≥ $	169,940	≥ 4.00%	≥ $	212,425	≥ 5.00%
Common Equity Tier 1 (to risk-weighted assets)	$403,352	14.86%	≥ $	190,035	≥ 7.00%	≥ $	176,461	≥ 6.50%
December 31, 2021
Total Capital (to risk-weighted assets)	$390,924	14.35%	≥ $	286,009	≥ 10.50%	≥ $	272,390	≥ 10.00%
Tier 1 Capital (to risk-weighted assets)	$367,109	13.48%	≥ $	231,531	≥ 8.50%	≥ $	217,912	≥ 8.00%
Tier 1 Capital (to average assets)	$367,109	8.70%	≥ $	168,724	≥ 4.00%	≥ $	210,905	≥ 5.00%
Common Equity Tier 1 (to risk-weighted assets)	$367,109	13.48%	≥ $	190,673	≥ 7.00%	≥ $	177,053	≥ 6.50%

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

The contractual amount of unfunded loan commitments and standby letters of credit not reflected in the consolidated statements of condition are as follows:

(in thousands)	December 31, 2022	December 31, 2021
Commercial lines of credit	$292,204	$330,234
Revolving home equity lines	218,907	210,938
Undisbursed construction loans	43,179	78,381
Personal and other lines of credit	10,842	11,001
Standby letters of credit	1,738	3,657
Total unfunded loan commitments and standby letters of credit	$566,870	$634,211

As of December 31, 2022, approximately 42% of the commitments expire in 2023, 42% expire between 2024 and 2030 and 16% expire thereafter.

We record an allowance for credit losses on unfunded loan commitments at the balance sheet date based on estimates of the probability that these commitments will be drawn upon according to historical utilization experience of the different types of commitments and expected loss rates determined for pooled funded loans. The allowance for credit losses on unfunded commitments totaled $1.5 million and $1.8 million as of December 31, 2022 and December 31, 2021, respectively, which is included in interest payable and other liabilities in the consolidated statements of condition.

The $318 thousand decrease in the allowance for unfunded commitments in 2022 was largely due to the decrease in the balance of unfunded commitments.

The $993 thousand decrease in the allowance for unfunded commitments in 2021 was largely due to ongoing improvements in the underlying economic forecasts under the CECL accounting method at the time.

We adopted the CECL accounting standard on December 31, 2020, (refer to Note 1, Summary of Significant Accounting Policies and Note 3, Loans and Allowance for Credit Losses for additional information). During the first nine months of 2020, we increased the allowance for credit losses on unfunded loan commitments under the incurred loss method ("previous GAAP") by $610 thousand. Upon adoption of the CECL standard, we increased it by $1.1 million, which included approximately $550 thousand related to a $36.9 million increase in available commitments during the fourth quarter of 2020. The remaining increase was due to changes in credit loss assumptions between the CECL and incurred loss methods at the time.

Note 17:  Condensed Bank of Marin Bancorp Parent Only Financial Statements

Presented below is financial information for Bank of Marin Bancorp, parent holding company only.

CONDENSED UNCONSOLIDATED STATEMENTS OF CONDITION
December 31, 2022 and 2021
(in thousands)	2022	2021
Assets
Cash and due from Bank of Marin	$4,493	$6,624
Investment in bank subsidiary	407,532	444,191
Other assets	255	243
Total assets	$412,280	$451,058

Liabilities and Stockholders' Equity
Accrued expenses payable	$188	$318
Other liabilities	—	372
Total liabilities	188	690
Stockholders' equity	412,092	450,368
Total liabilities and stockholders' equity	$412,280	$451,058

CONDENSED UNCONSOLIDATED STATEMENTS OF INCOME
Years ended December 31, 2022, 2021 and 2020
(in thousands)	2022	2021	2020
Income
Dividends from bank subsidiary	$16,200	$64,000	$16,200
Miscellaneous income	—	—	3
Total income	16,200	64,000	16,203
Expense
Interest expense	—	1,361	158
Non-interest expense	1,793	4,025	1,325
Total expense	1,793	5,386	1,483
Income before income taxes and equity in undistributed net income of subsidiary	14,407	58,614	14,720
Income tax benefit	530	1,235	437
Income before equity in undistributed net income of subsidiary	14,937	59,849	15,157
Earnings of bank subsidiary greater (less) than dividends received from bank subsidiary	31,649	(26,621)	15,085
Net income	$46,586	$33,228	$30,242

CONDENSED UNCONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2022, 2021 and 2020
(in thousands)	2022	2021	2020
Cash Flows from Operating Activities:
Net income	$46,586	$33,228	$30,242
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Earnings of bank subsidiary (greater) less than dividends received from bank subsidiary	(31,649)	26,621	(15,085)
Accretion of discount on subordinated debenture	—	1,347	69
Noncash director compensation expense	36	35	31
Net changes in:
Other assets	(12)	(1,655)	(4)
Other liabilities	(129)	(88)	59
Net cash provided by operating activities	14,832	59,488	15,312
Cash Flows from Investing Activities:
Capital contribution to bank subsidiary	(899)	(619)	(1,464)
Net cash used in investing activities	(899)	(619)	(1,464)
Cash Flows from Financing Activities:
Proceeds from stock options exercised and stock issued under employee and director stock purchase plans	899	587	1,419
Repayment of subordinated debenture including execution costs	—	(4,126)	—
Restricted stock surrendered for tax withholdings upon vesting	(40)	(166)	(73)
Cash dividends paid on common stock	(15,673)	(13,107)	(12,506)
Stock repurchased, including commissions	(1,250)	(40,762)	(6,898)
Net cash used in financing activities	(16,064)	(57,574)	(18,058)
Net (decrease) increase in cash and cash equivalents	(2,131)	1,295	(4,210)
Cash and cash equivalents at beginning of year	6,624	5,329	9,539
Cash and cash equivalents at end of year	$4,493	$6,624	$5,329
Supplemental schedule of noncash investing and financing activities:
Stock issued in payment of director fees	$355	$217	$217
Repurchase of stock not yet settled	$—	$373	$413
Stock issued to ESOP	$1,233	$1,330	$1,289

Note 18: Merger

Bancorp completed its merger and acquired all assets and assumed all liabilities of AMRB on August 6, 2021. The Merger expanded Bank of Marin's presence throughout the Greater Sacramento, Amador and Sonoma County Regions where AMRB had ten branches. The Merger added $898.4 million in total assets, including $297.8 million in investment securities and $419.4 million in loans, and $816.6 million in total liabilities, including $790.0 million in deposits, to Bank of Marin as of the merger date. Bancorp accounted for the Merger as a business combination under the acquisition method of accounting. The assets acquired and liabilities assumed, both tangible and intangible, were recorded at their fair values as of the merger date in accordance with ASC 805, Business Combinations.

AMRB's shareholders received 0.575 shares of Bancorp's common for each share of AMRB common stock outstanding immediately prior to the Merger resulting in the issuance of 3,441,235 shares of Bancorp common stock. In addition, merger consideration included cash paid for outstanding stock options and cash paid in lieu of fractional shares, as summarized in the following table.

(in thousands)	Merger Consideration
Value of common stock consideration paid to shareholders (0.575 fixed exchange ratio, stock price $36.15)	$124,401
Cash consideration for stock options	63
Cash paid in lieu of fractional shares	13
Total merger consideration	$124,477

We recorded $42.6 million in goodwill, which represented the excess of the total merger consideration paid of $124.5 million over the fair value of the net assets acquired of $81.9 million. Goodwill mainly reflects expected value created through the combined operations of AMRB and Bancorp and is evaluated for impairment annually.

Merger-related and conversion costs are recognized as incurred and continue until all systems have been converted and operational functions are fully integrated. Bancorp's pretax merger-related costs reflected in the consolidated statements of comprehensive (loss) income are summarized in the following table.

	Years ended December 31,
(in thousands)	2022	2021	2020
Personnel and severance	$393	$3,005	$—
Professional services	67	1,976	—
Data processing	77	1,127	—
Other expense	321	350	—
Total merger-related and conversion costs	$858	$6,458	$—

End of 2022 Audited Consolidated Financial Statements

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

(B)    Management's Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rules 13a-15(f) promulgated under the 1934 Act). The internal control process has been designed under our supervision to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America. Management conducted an assessment of the effectiveness of internal control over financial reporting as of December 31, 2022, utilizing the framework established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2022.

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

(C)    Audit Report of the Registered Public Accounting Firm

The Company's independent registered public accounting firm, Moss Adams, LLP, has audited the effectiveness of internal control over financial reporting as of December 31, 2022 as stated in their audit report, which is included in ITEM 8 and incorporated herein by reference.

(D)    Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2022, there were no significant changes that materially affected, or are reasonably likely to affect, our internal control over financial reporting identified in connection with the evaluation mentioned in (B) above. The term internal control over financial reporting, as defined by Rule

15d-15(f) of the Act, is a process designed by, or under the supervision of, the issuer's principal executive and principal financial officers, or persons performing similar functions, and effected by the issuer's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

ITEM 9B.    OTHER INFORMATION

None.

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference from our Proxy Statement for the 2023 Annual Meeting of Shareholders. Bancorp and the Bank have adopted a Code of Ethics that applies to all staff including the Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer. A copy of the Code of Ethical Conduct, which is also included on our website, will be provided to any person, without charge, upon written request to Corporate Secretary, Bank of Marin Bancorp, 504 Redwood Boulevard, Suite 100, Novato, CA 94947. During 2022 there were no changes in the procedures for the election or nomination of directors.

ITEM 11.     EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference from our Proxy Statement for the 2023 Annual Meeting of Shareholders.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
        RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference from ITEM 5 above, Note 8 to our audited consolidated financial statements and our Proxy Statement for the 2023 Annual Meeting of Shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference from our Proxy Statement for the 2023 Annual Meeting of Shareholders.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company’s independent registered public accounting firm is Moss Adams LLP, Issuing Office: Portland, OR, PCAOB ID: 659.

The information required by this Item is incorporated by reference from our Proxy Statement for the 2023 Annual Meeting of Shareholders.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(A)     Documents Filed as Part of this Report:

1.     Financial Statements

The financial statements and supplementary data listed below are filed as part of this report under ITEM 8, captioned Financial Statements and Supplementary Data.
Report of Independent Registered Public Accounting Firm for the years ended December 31, 2022, 2021 and 2020
Management's Report on Internal Control over Financial Reporting
Consolidated Statements of Condition as of December 31, 2022 and 2021
Consolidated Statements of Comprehensive (Loss) Income for the years ended December 31, 2022, 2021 and 2020
Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2022, 2021 and 2020
Consolidated Statements of Cash Flows for the years ended December 31, 2022, 2021 and 2020
Notes to Consolidated Financial Statements

2.     Financial Statement Schedules

All financial statement schedules have been omitted, as they are inapplicable or the required information is included in the financial statements or notes thereto.

(B)    Exhibits Filed:

The following exhibits are filed as part of this report or hereby incorporated by references to filings previously made with the SEC.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
2.01	Agreement to Merge and Plan of Reorganization, dated April 16, 2021 by and among Bank of Marin Bancorp and American River Bankshares	8-K	001-33572	2.1	April 19, 2021
3.01	Articles of Incorporation, as amended	S-4	333-257025	3.01	June 11, 2021
3.02	Bylaws, as amended	S-4	333-257025	3.02	June 11, 2021
4.01	Description of Capital Stock					Filed
10.01	Employee Stock Ownership Plan	S-8	333-218274	4.1	May 26, 2017
10.02	2017 Employee Stock Purchase Plan	S-8	333-221219	4.1	October 30, 2017
10.03	2017 Equity Plan, as amended	S-8	333-227840	4.1	October 15, 2018
10.04	2020 Director Stock Plan	S-8	333-239555	4.1	June 30, 2020
10.05	Form of Indemnification Agreement for Directors and Executive Officers, dated August 9, 2007	10-Q	001-33572	10.06	November 7, 2007
10.06	2010 Annual Individual Incentive Compensation Plan, revised 2019	10-K	001-33572	10.07	March 15, 2021
10.07	Salary Continuation Agreement for executive officer Tani Girton, Chief Financial Officer, dated October 18, 2013	8-K	001-33572	10.2	November 4, 2014
10.08	2007 Form of Change in Control Agreement	8-K	001-33572	10.1	October 31, 2007
10.09	Director Deferred Fee Plan, dated December 17, 2020	10-K	001-33572	10.13	March 15, 2021
10.10	Employment Agreement with Timothy Myers, dated September 23, 2021	8-K	001-33572	10.1	September 24, 2021
10.11	Salary Continuation Agreement, as amended for executive officer Timothy Myers, Chief Executive Officer, dated January 1, 2022	8-K	001-33572	10.1	December 21, 2022
10.12	Salary Continuation Agreement for executive officer Nicolette Sloan, Head of Commercial Banking, dated January 1, 2022	8-K	001-33572	10.2	December 21, 2022
10.13	Salary Continuation Agreement for executive officer Misako Stewart, Chief Credit Officer, dated January 1, 2022	8-K	001-33572	10.3	December 21, 2022
10.14	Salary Continuation Agreement for executive officer Brandi Campbell, Head of Retail Banking, dated July 1, 2022	8-K	001-33572	10.4	December 21, 2022
14.01	Code of Ethical Conduct, dated December 16, 2021	10-K	001-33572	14.01	March 15, 2022
23.01	Consent of Moss Adams LLP					Filed
31.01	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					Filed
31.02	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					Filed
32.01	Certification pursuant to 18 U.S.C. §1350 as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002					Filed
101.INS	Inline XBRL Instance Document					Filed
101.SCH	Inline XBRL Taxonomy Extension Schema Document					Filed
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					Filed
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					Filed
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					Filed
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					Filed
Copies of any exhibit to our Annual Report on Form 10-K listed in the index above will be furnished to shareholders as of the record date without charge upon written request by such shareholder addressed as follows: Corporate Secretary, Bank of Marin Bancorp, 504 Redwood Boulevard, Suite 100, Novato, CA  94947.

ITEM 16.     Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bank of Marin Bancorp (registrant)

March 15, 2023	/s/ Tani Girton
Date	Tani Girton
Executive Vice President & Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated:	March 15, 2023	/s/ Timothy D. Myers
Timothy D. Myers
President & Chief Executive Officer, Director
(Principal Executive Officer)

Dated:	March 15, 2023	/s/ Tani Girton
Tani Girton
Executive Vice President & Chief Financial Officer
(Principal Financial Officer)

Dated:	March 15, 2023	/s/ David A. Merck
David A. Merck
First Vice President & Controller
(Principal Accounting Officer)

Members of Bank of Marin Bancorp's Board of Directors

Dated:	March 15, 2023	/s/ William H. McDevitt, Jr.
William H. McDevitt, Jr.
Chairman of the Board

Dated:	March 15, 2023	/s/ Nicolas C. Anderson
Nicolas C. Anderson

Dated:	March 15, 2023	/s/ Steven I. Barlow
Steven I. Barlow

Dated:	March 15, 2023	/s/ Russell A. Colombo
Russell A. Colombo

Dated:	March 15, 2023	/s/ Charles D. Fite
Charles D. Fite

Dated:	March 15, 2023	/s/ James C. Hale
James C. Hale

Dated:	March 15, 2023	/s/ Robert Heller
Robert Heller

Dated:	March 15, 2023	/s/ Kevin R. Kennedy
Kevin R. Kennedy

Dated:	March 15, 2023	/s/ Sanjiv S. Sanghvi
Sanjiv S. Sanghvi

Dated:	March 15, 2023	/s/ Joel Sklar
Joel Sklar, M.D.

Dated:	March 15, 2023	/s/ Brian M. Sobel
Brian M. Sobel

Dated:	March 15, 2023	/s/ Secil Tabli Watson
Secil Tabli Watson