Form 10-Q
period 2023-03-31
Bank of Marin Bancorp
filed 2023-05-09
CIK 1403475

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023
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
Yes   ☐    No  ☒

As of April 30, 2023, there were 16,115,082 shares of common stock outstanding.

Page-2

PART I       FINANCIAL INFORMATION

ITEM 1.  Financial Statements

BANK OF MARIN BANCORP CONSOLIDATED STATEMENTS OF CONDITION

(in thousands, except share data; unaudited)	March 31, 2023	December 31, 2022
Assets
Cash, cash equivalents and restricted cash	$37,993	$45,424
Investment securities:
Held-to-maturity, at amortized cost (net of zero allowance for credit losses at March 31, 2023 and December 31, 2022)	958,560	972,207
Available-for-sale, at fair value (net of zero allowance for credit losses at March 31, 2023 and December 31, 2022)	797,533	802,096
Total investment securities	1,756,093	1,774,303
Loans, at amortized cost	2,112,328	2,092,546
Allowance for credit losses on loans	(23,330)	(22,983)
Loans, net of allowance for credit losses on loans	2,088,998	2,069,563
Goodwill	72,754	72,754
Bank-owned life insurance	67,006	67,066
Operating lease right-of-use assets	22,854	24,821
Bank premises and equipment, net	8,690	8,134
Core deposit intangible, net	4,771	5,116
Other real estate owned	455	455
Interest receivable and other assets	75,665	79,828
Total assets	$4,135,279	$4,147,464

Liabilities and Stockholders' Equity
Liabilities
Deposits:
Non-interest bearing	$1,636,651	$1,839,114
Interest bearing
Transaction accounts	251,716	287,651
Savings accounts	306,951	338,163
Money market accounts	911,189	989,390
Time accounts	144,067	119,030
Total deposits	3,250,574	3,573,348
Short-term borrowings and other obligations	405,802	112,439
Operating lease liabilities	25,433	26,639
Interest payable and other liabilities	23,296	22,946
Total liabilities	3,705,105	3,735,372
Commitments and contingent liabilities (Note 8)
Stockholders' Equity
Preferred stock, no par value, Authorized - 5,000,000 shares, none issued	—	—
Common stock, no par value, Authorized - 30,000,000 shares; issued and outstanding - 16,107,210 and 16,029,138 at March 31, 2023 and December 31, 2022, respectively	215,965	215,057
Retained earnings	276,209	270,781
Accumulated other comprehensive loss, net of taxes	(62,000)	(73,746)
Total stockholders' equity	430,174	412,092
Total liabilities and stockholders' equity	$4,135,279	$4,147,464

The accompanying notes are an integral part of these consolidated financial statements (unaudited).
Page-3

BANK OF MARIN BANCORP CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
	Three months ended
(in thousands, except per share amounts; unaudited)	March 31, 2023	December 31, 2022	March 31, 2022
Interest income
Interest and fees on loans	$24,258	$23,500	$23,677
Interest on investment securities	10,033	10,126	6,693
Interest on federal funds sold and due from banks	56	575	106
Total interest income	34,347	34,201	30,476
Interest expense
Interest on interest-bearing transaction accounts	254	191	56
Interest on savings accounts	170	32	29
Interest on money market accounts	1,085	405	478
Interest on time accounts	223	114	14
Interest on borrowings and other obligations	2,716	89	1
Total interest expense	4,448	831	578
Net interest income	29,899	33,370	29,898
Provision for (reversal of) credit losses on loans	350	—	(485)
Reversal of credit losses on unfunded loan commitments	(174)	—	(318)
Net interest income after provision for (reversal of) credit losses	29,723	33,370	30,701
Non-interest income
Earnings on bank-owned life insurance, net	705	296	413
Service charges on deposit accounts	533	519	488
Wealth Management and Trust Services	511	490	600
Debit card interchange fees, net	447	513	505
Dividends on Federal Home Loan Bank stock	302	297	259
Merchant interchange fees, net	133	119	140
Other income	304	353	462
Total non-interest income	2,935	2,587	2,867
Non-interest expense
Salaries and related benefits	10,930	9,600	11,548
Occupancy and equipment	2,414	2,084	1,907
Professional services	1,123	985	913
Data processing	1,045	1,080	1,277
Depreciation and amortization	882	581	452
Information technology	370	678	478
Amortization of core deposit intangible	345	365	380
Directors' expense	321	269	311
Federal Deposit Insurance Corporation insurance	289	293	290
Charitable contributions	49	104	45
Other real estate owned	4	4	2
Other expense	2,008	2,267	1,772
Total non-interest expense	19,780	18,310	19,375
Income before provision for income taxes	12,878	17,647	14,193
Provision for income taxes	3,438	4,766	3,728
Net income	$9,440	$12,881	$10,465
Net income per common share:
Basic	$0.59	$0.81	$0.66
Diluted	$0.59	$0.81	$0.66
Weighted average shares:
Basic	15,970	15,948	15,876
Diluted	15,999	16,001	15,946
Comprehensive income (loss):
Net income	$9,440	$12,881	$10,465
Other comprehensive income (loss):
Change in net unrealized gains or losses on available-for-sale securities	16,213	8,474	(38,228)
Net unrealized losses on securities transferred from available-for-sale to held-to-maturity	—	—	(14,847)
Amortization of net unrealized losses on securities transferred from available-for-sale to held-to-maturity	463	454	144
Other comprehensive income (loss), before tax	16,676	8,928	(52,931)
Deferred tax expense (benefit)	4,930	2,639	(15,648)
Other comprehensive income (loss), net of tax	11,746	6,289	(37,283)
Total comprehensive income (loss)	$21,186	$19,170	$(26,818)

The accompanying notes are an integral part of these consolidated financial statements (unaudited).
Page-4

BANK OF MARIN BANCORP CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the three months ended March 31, 2023 and 2022

(in thousands, except share data; unaudited)	Common Stock		Retained Earnings	Accumulated Other Comprehensive (Loss) Income, Net of Taxes	Total
	Shares	Amount
	Three months ended March 31, 2023
Balance at January 1, 2023	16,029,138	$215,057	$270,781	$(73,746)	$412,092
Net income	—	—	9,440	—	9,440
Other comprehensive income, net of tax	—	—	—	11,746	11,746
Stock options exercised, net of shares surrendered for cashless exercises and tax withholdings	11,530	230	—	—	230
Stock issued under employee stock purchase plan	415	9	—	—	9
Stock issued under employee stock ownership plan	14,300	423	—	—	423
Restricted stock granted	49,428	—	—	—	—
Restricted stock surrendered for tax withholdings upon vesting	(2,213)	(65)	—	—	(65)
Stock-based compensation - stock options	—	116	—	—	116
Stock-based compensation - restricted stock	—	45	—	—	45
Cash dividends paid on common stock ($0.25 per share)	—	—	(4,012)	—	(4,012)
Stock issued in payment of director fees	4,612	150	—	—	150
Balance at March 31, 2023	16,107,210	$215,965	$276,209	$(62,000)	$430,174
	Three months ended March 31, 2022
Balance at January 1, 2022	15,929,243	$212,524	$239,868	$(2,024)	$450,368
Net income	—	—	10,465	—	10,465
Other comprehensive loss, net of tax	—	—	—	(37,283)	(37,283)
Stock options exercised, net of shares surrendered for cashless exercises and tax withholdings	35,543	739	—	—	739
Stock issued under employee stock ownership plan	12,000	417	—	—	417
Restricted stock granted	46,672	—	—	—	—
Restricted stock surrendered for tax withholdings upon vesting	(836)	(29)	—	—	(29)
Restricted stock forfeited / cancelled	(649)	—	—	—	—
Stock-based compensation - stock options	—	86	—	—	86
Stock-based compensation - restricted stock	—	151	—	—	151
Cash dividends paid on common stock ($0.24 per share)	—	—	(3,822)	—	(3,822)
Stock issued in payment of director fees	5,149	193	—	—	193
Stock repurchased, including commissions	(23,275)	(877)	—	—	(877)
Balance at March 31, 2022	16,003,847	$213,204	$246,511	$(39,307)	$420,408

The accompanying notes are an integral part of these consolidated financial statements (unaudited).

Page-5

BANK OF MARIN BANCORP CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended March 31, 2023 and 2022

(in thousands; unaudited)	2023	2022
Cash Flows from Operating Activities:
Net income	$9,440	$10,465
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for (reversal of) credit losses on loans	350	(485)
Reversal of credit losses on unfunded loan commitments	(174)	(318)
Noncash contribution expense to employee stock ownership plan	423	417
Noncash director compensation expense	150	193
Stock-based compensation expense	161	237
Amortization of core deposit intangible	345	380
Amortization of investment security premiums, net of accretion of discounts	1,964	2,497
(Accretion of discounts) amortization of premiums on acquired loans, net	(168)	115
Net change in deferred loan origination costs/fees	(324)	(1,591)
Depreciation and amortization	882	452
Earnings on bank-owned life insurance policies	(705)	(413)
Net changes in interest receivable and other assets	(203)	4,648
Net changes in interest payable and other liabilities	1,303	(5,118)
Total adjustments	4,004	1,014
Net cash provided by operating activities	13,444	11,479
Cash Flows from Investing Activities:
Purchase of held-to-maturity securities	—	(95,932)
Purchase of available-for-sale securities	—	(243,459)
Proceeds from paydowns/maturities of held-to-maturity securities	13,634	5,067
Proceeds from paydowns/maturities of available-for-sale securities	19,288	42,966
(Increase) decrease in loans receivable, net	(19,072)	54,524
Proceeds from bank-owned life insurance policies	—	350
Purchase of premises and equipment	(1,438)	(130)
Cash paid for low income housing tax credit investment	(38)	(4)
Net cash provided by (used in) investing activities	12,374	(236,618)
Cash Flows from Financing Activities:
Net (decrease) increase in deposits	(322,774)	52,792
Proceeds from short-term Federal Home Loan Bank borrowings, net	293,400	—
Repayment of finance lease obligations	(37)	(31)
Proceeds from stock options exercised	230	739
Restricted stock surrendered for tax withholdings upon vesting	(65)	(29)
Cash dividends paid on common stock	(4,012)	(3,822)
Stock repurchased, including commissions	—	(1,250)
Proceeds from stock issued under employee and director stock purchase plans	9	—
Net cash (used in) provided by financing activities	(33,249)	48,399
Net decrease in cash, cash equivalents and restricted cash	(7,431)	(176,740)
Cash, cash equivalents and restricted cash at beginning of period	45,424	347,641
Cash, cash equivalents and restricted cash at end of period	$37,993	$170,901
Supplemental disclosure of cash flow information:
Cash paid in interest	$4,290	$588
Cash paid in income taxes	$—	$—
Supplemental disclosure of noncash investing and financing activities:
Change in net unrealized gains or losses on available-for-sale securities	$16,213	$(38,228)
Securities transferred from available-for-sale to held-to-maturity, at fair value	$—	$357,482
Amortization of net unrealized loss on available-for-sale securities transferred to held-to-maturity	$463	$144
Bank-owned life insurance benefit receivable	$765	$—
Stock issued to employee stock ownership plan	$423	$417
Restricted cash[1]	$—	$930
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

Although we believe that the disclosures are adequate and the information presented is not misleading, we suggest that these interim financial statements be read in conjunction with the annual financial statements and the notes thereto included in our 2022 Annual Report on Form 10-K.  In the opinion of management, the unaudited consolidated financial statements reflect all adjustments, which are necessary for a fair presentation of the consolidated financial position, the results of operations, changes in comprehensive income, changes in stockholders’ equity, and cash flows for the periods presented. All material intercompany transactions have been eliminated. The results of these interim periods may not be indicative of the results for the full year or for any other period.

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

	Three months ended
(in thousands, except per share data)	March 31, 2023	March 31, 2022
Weighted average basic common shares outstanding	15,970	15,876
Potentially dilutive common shares related to:
Stock options	14	52
Unvested restricted stock awards	15	18
Weighted average diluted common shares outstanding	15,999	15,946
Net income	$9,440	$10,465
Basic EPS	$0.59	$0.66
Diluted EPS	$0.59	$0.66
Weighted average anti-dilutive common shares not included in the calculation of diluted EPS	250	125

Note 2: Recently Adopted and Issued Accounting Standards

Accounting Standards Adopted in 2023

In March 2022, the FASB issued ASU No. 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. The amendment eliminated the recognition measurement guidance for troubled debt restructured ("TDR") loans and instead enhanced disclosure requirements for certain loan modifications when a borrower is experiencing financial difficulty. In addition, the amendment required that an entity include in its vintage disclosures the current period gross loan charge-offs by year of origination. We early adopted the current period charge-off disclosures in the first quarter of 2022. We adopted the loan modification provisions as of January 1, 2023 using a modified retrospective method. The cumulative-effect adjustment to retained earnings was considered immaterial. Refer to Note 5, Loans and Allowance for Credit Losses on Loans, for additional information.
Page-7

In March 2022, the FASB issued ASU No. 2022-01, Derivatives and Hedging (Topic 815): Fair Value Hedging - Portfolio Layer Method. Among other things, the ASU renamed the "last-of-layer" method to the "portfolio layer" method and made fair value hedging more accessible for hedge accounting of interest rate risk for portfolios and financial assets. For example, the guidance permits an entity to apply the same portfolio hedging method to both prepayable and non-prepayable financial assets, thereby providing for consistency between accounting for similar hedges. We adopted the amendments on January 1, 2023, which had no effect on our existing hedge accounting, disclosures, financial condition or results of operations.

Accounting Standards Not Yet Effective
In March 2020, the FASB issued Accounting Standards Update ("ASU") No. 2020-04, Reference Rate Reform (Topic 848). The amendments in this ASU are elective and provide optional guidance for a limited period of time to ease the potential burden of accounting for, or recognizing the effects of reference rate reform. The amendments in this ASU provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The amendments in this ASU may be elected December 31, 2024 (as amended by ASU No. 2022-06 discussed below). An entity may elect the amendments in this update at an interim period with adoption methods varying based on transaction type. We have not elected to apply amendments at this time and will assess the applicability of this ASU to us as we continue to monitor guidance for reference rate reform from FASB and its impact on our financial condition and results of operations.

In January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848). The main amendments in this ASU intend to clarify certain optional expedients and scope of derivative instruments. The amendments are elective and effective immediately upon issuance of this ASU. Amendments may be elected through December 31, 2022. As of March 31, 2023, we had four interest rate swap contracts with notional values totaling $11.8 million indexed to LIBOR that will either be subject to the fall-back index rate stipulated by the ISDA protocol or modified to other reference rates such as Prime or SOFR as mutually agreed by our counterparty and us. We have not elected to apply the amendments at this time and will continue to assess the applicability of this ASU to us as we monitor guidance for reference rate reform from FASB and its impact on our financial condition and results of operations.

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

In March 2023, the FASB issued ASU No. 2023-01, Leases (Topic 842): Common Control Arrangements. For public companies, the amendment requires entities to amortize leasehold improvements associated with common control lease arrangements over the useful life of the improvements to the common control group, as opposed to the shorter of the remaining lease term and the useful life of the improvements for all other operating leases. The amendments are effective for years beginning after December 15, 2023, and may be adopted either prospectively or retrospectively. Early adoption is permitted for both interim and annual financial statements. We currently do not
Page-8

have common control lease arrangements, and therefore do not anticipate that the amendments will impact our financial condition and results of operations.

In March 2023, the FASB issued ASU No. 2023-02, Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method. Under current GAAP, an entity can only elect to apply the proportional amortization method to investments in low-income housing tax credit ("LIHTC") structures. The proportional amortization method results in the cost of the investment being amortized in proportion to the income tax credits and other income tax benefits received, with the amortization of the investment and the income tax credits being presented net in the consolidated statements of income as a component of income tax expense (benefit). The amendments will allow entities to elect to account for all other equity investments made primarily for the purpose of receiving income tax credits to using the proportional amortization method, regardless of the tax credit program through which the investment earns income tax credits, when certain conditions are met. The amendments are effective for fiscal years beginning after December 15, 2023, and may be adopted either on a modified retrospective basis or retrospectively. Other than investments in LIHTC funds, as disclosed in Note 4, Investment Securities, we currently have no other equity investments made primarily for the purpose of receiving income tax credits, and therefore do not anticipate that the amendments will impact our financial condition and results of operations.

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

The following table summarizes our assets and liabilities that were required to be recorded at fair value on a recurring basis.
Page-9

(in thousands) Description of Financial Instruments	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Measurement Categories: Changes in Fair Value Recorded In1
March 31, 2023
Securities available-for-sale:
Mortgage-backed securities and collateralized mortgage obligations issued by U.S. government-sponsored agencies	$471,458	$—	$471,458	$—	OCI
SBA-backed securities	$37,971	$—	$37,971	$—	OCI
Debentures of government sponsored agencies	$137,121	$—	$137,121	$—	OCI
U.S. Treasury securities	$10,524	$10,524	$—	$—	OCI
Obligations of state and political subdivisions	$105,136	$—	$105,136	$—	OCI
Corporate bonds	$33,961	$—	$33,961	$—	OCI
Asset-backed securities	$1,362	$—	$1,362	$—	OCI
Derivative financial assets (interest rate contracts)	$404	$—	$404	$—	NI
Derivative financial liabilities (interest rate contracts)	$23	$—	$23	$—	NI
December 31, 2022
Securities available-for-sale:
Mortgage-backed securities and collateralized mortgage obligations issued by U.S. government-sponsored agencies	$475,505	$—	$475,505	$—	OCI
SBA-backed securities	$44,355	$—	$44,355	$—	OCI
Debentures of government sponsored agencies	$135,106	$—	$135,106	$—	OCI
U.S. Treasury securities	$10,269	$10,269	$—	$—	OCI
Obligations of state and political subdivisions	$102,123	$—	$102,123	$—	OCI
Corporate bonds	$33,276	$—	$33,276	$—	OCI
Asset-backed securities	$1,462	$—	$1,462	$—	OCI
Derivative financial assets (interest rate contracts)	$602	$—	$602	$—	NI
 1 Other comprehensive income ("OCI") or net income ("NI").

Available-for-sale securities are recorded at fair value on a recurring basis. When available, quoted market prices (Level 1) are used to determine the fair value of available-for-sale securities. Level 1 securities include U.S. Treasury securities. If quoted market prices are not available, we obtain pricing information from a reputable third-party service provider, who may utilize valuation techniques that use current market-based or independently sourced parameters, such as bid/ask prices, dealer-quoted prices, interest rates, benchmark yield curves, prepayment speeds, probability of default, loss severity and credit spreads (Level 2).   Level 2 securities include asset-backed securities, obligations of state and political subdivisions, U.S. agencies or government-sponsored agencies' debt securities, mortgage-backed securities, government agency-issued, and corporate bonds. As of March 31, 2023 and December 31, 2022, there were no Level 3 securities.

Held-to-maturity securities may be written down to fair value as a result of credit losses or other factors, and we did not record any write-downs during the three months ended March 31, 2023 or March 31, 2022. Fair value of held-to-maturity securities is determined using the same techniques discussed above for available-for-sale securities.

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
Page-10

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

The following table presents the carrying value of assets measured at fair value on a non-recurring basis and that were held in the consolidated statements of condition at each respective period end, by level within the fair value hierarchy as of March 31, 2023 and December 31, 2022.

(in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2023
Other real estate owned	$455	$—	$—	$455
December 31, 2022
Other real estate owned	$455	$—	$—	$455

Disclosures about Fair Value of Financial Instruments

The table below is a summary of fair value estimates for financial instruments as of March 31, 2023 and December 31, 2022, excluding financial instruments recorded at fair value on a recurring basis (summarized in the first table in this note). The carrying amounts in the following table are recorded in the consolidated statements of condition under the indicated captions. Further, we have not disclosed the fair value of financial instruments specifically excluded from disclosure requirements such as bank-owned life insurance policies ("BOLI"), lease obligations and non-maturity deposit liabilities. Additionally, we held shares of Federal Home Loan Bank ("FHLB") of San Francisco stock and Visa Inc. Class B common stock, both recorded at cost, as there was no impairment or changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer as of March 31, 2023 or December 31, 2022. The values are discussed in Note 4, Investment Securities.

	March 31, 2023			December 31, 2022
(in thousands)	Carrying Amounts	Fair Value	Fair Value Hierarchy	Carrying Amounts	Fair Value	Fair Value Hierarchy
Financial assets (recorded at amortized cost):
Cash and cash equivalents	$37,993	$37,993	Level 1	$45,424	$45,424	Level 1
Investment securities held-to-maturity	958,560	850,125	Level 2	972,207	845,239	Level 2
Loans, net	2,088,998	1,999,187	Level 3	2,069,563	1,993,866	Level 3
Interest receivable	11,791	11,791	Level 2	13,069	13,069	Level 2
Financial liabilities (recorded at amortized cost):
Time deposits	144,067	144,071	Level 2	119,030	118,333	Level 2
Federal Home Loan Bank short-term borrowings	405,400	405,400	Level 2	112,000	112,000	Level 2
Interest payable	234	234	Level 2	75	75	Level 2

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
Due to the short-term nature of the FHLB borrowings, the carrying value approximates fair value.
The value of off-balance-sheet financial instruments is estimated based on the fee income associated with the commitments, which in the absence of credit exposure, is considered to approximate their settlement value. The fair value of commitment fees was not material as of March 31, 2023 or December 31, 2022.

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

A summary of the amortized cost, fair value and allowance for credit losses related to securities held-to-maturity as of March 31, 2023 and December 31, 2022 is presented below.

Held-to-maturity:	Amortized Cost [1]	Allowance for Credit Losses	Net Carrying Amount	Gross Unrealized		Fair Value
(in thousands)				Gains	(Losses)
March 31, 2023
Securities of U.S. government-sponsored enterprises:
MBS pass-through securities issued by FHLMC, FNMA and GNMA	$322,691	$—	$322,691	$—	$(45,007)	$277,684
CMOs issued by FHLMC	233,796	—	233,796	139	(24,973)	208,962
CMOs issued by FNMA	109,694	—	109,694	176	(3,729)	106,141
CMOs issued by GNMA	52,120	—	52,120	164	(3,020)	49,264
SBA-backed securities	1,977	—	1,977	—	(99)	1,878
Debentures of government-sponsored agencies	145,898	—	145,898	—	(22,149)	123,749
Obligations of state and political subdivisions	62,384	—	62,384	24	(8,728)	53,680
Corporate bonds	30,000	—	30,000	—	(1,233)	28,767
Total held-to-maturity	$958,560	$—	$958,560	$503	$(108,938)	$850,125
December 31, 2022
Securities of U.S. government-sponsored enterprises:
MBS pass-through securities issued by FHLMC, FNMA and GNMA	$331,281	$—	$331,281	$—	$(50,147)	$281,134
CMOs issued by FHLMC	235,971	—	235,971	59	(29,503)	206,527
CMOs issued by FNMA	111,904	—	111,904	—	(5,419)	106,485
CMOs issued by GNMA	52,356	—	52,356	11	(3,076)	49,291
SBA-backed securities	2,372	—	2,372	—	(133)	2,239
Debentures of government-sponsored agencies	145,823	—	145,823	—	(26,467)	119,356
Obligations of state and political subdivisions	62,500	—	62,500	—	(10,741)	51,759
Corporate bonds	30,000	—	30,000	—	(1,552)	28,448
Total held-to-maturity	$972,207	$—	$972,207	$70	$(127,038)	$845,239
[1] Amortized cost and fair values exclude accrued interest receivable of $2.6 million and $3.7 million at March 31, 2023 and December 31, 2022, respectively, which is included in interest receivable and other assets in the consolidated statements of condition.

Management measures expected credit losses on held-to-maturity securities collectively by major security type with each type sharing similar risk characteristics, and considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. With regard to MBSs and CMOs issued or
Page-12

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

The following table summarizes the amortized cost of our portfolio of held-to-maturity securities issued by states and political subdivisions and corporate bonds by Moody's and/or Standard & Poor's bond ratings as of March 31, 2023.

	Obligations of state and political subdivisions		Corporate bonds
(in thousands)	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022
AAA / Aaa	$42,884	$42,986	$—	$—
AA / Aa	19,500	19,514	—	—
A2 / A	—	—	30,000	30,000
Total	$62,384	$62,500	$30,000	$30,000

A summary of the amortized cost, fair value and allowance for credit losses related to securities available-for-sale as of March 31, 2023 and December 31, 2022 is presented below.

Available-for-sale:	Amortized Cost [1]	Gross Unrealized		Allowance for Credit Losses	Fair Value
(in thousands)		Gains	(Losses)
March 31, 2023
Securities of U.S. government-sponsored enterprises:
MBS pass-through securities issued by FHLMC, FNMA and GNMA	$106,151	$4	$(10,423)	$—	$95,732
CMOs issued by FHLMC	340,647	—	(27,514)	—	313,133
CMOs issued by FNMA	34,782	—	(3,182)	—	31,600
CMOs issued by GNMA	33,714	22	(2,743)	—	30,993
SBA-backed securities	40,547	2	(2,578)	—	37,971
Debentures of government- sponsored agencies	149,121	—	(12,000)	—	137,121
U.S. Treasury securities	11,909	—	(1,385)	—	10,524
Obligations of state and political subdivisions	116,549	84	(11,497)	—	105,136
Corporate bonds	36,990	—	(3,029)	—	33,961
Asset-backed securities	1,419	—	(57)	—	1,362
Total available-for-sale	$871,829	$112	$(74,408)	$—	$797,533
December 31, 2022
Securities of U.S. government-sponsored enterprises:
MBS pass-through securities issued by FHLMC, FNMA and GNMA	$109,736	$3	$(12,133)	$—	$97,606
CMOs issued by FHLMC	347,437	—	(33,682)	—	313,755
CMOs issued by FNMA	36,172	—	(3,852)	—	32,320
CMOs issued by GNMA	35,120	—	(3,296)	—	31,824
SBA-backed securities	47,724	2	(3,371)	—	44,355
Debentures of government- sponsored agencies	149,114	—	(14,008)	—	135,106
U.S. Treasury securities	11,904	—	(1,635)		10,269
Obligations of state and political subdivisions	116,855	29	(14,761)	—	102,123
Corporate bonds	36,990	—	(3,714)	—	33,276
Asset-backed securities	1,553	—	(91)	—	1,462
Total available-for-sale	$892,605	$34	$(90,543)	$—	$802,096
[1] Amortized cost and fair value exclude accrued interest receivable of $3.1 million and $3.2 million at March 31, 2023 and December 31, 2022, respectively, which is included in interest receivable and other assets in the consolidated statements of condition.

Page-13

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

The amortized cost and fair value of investment debt securities by contractual maturity at March 31, 2023 and December 31, 2022 are shown below. Expected maturities may differ from contractual maturities if the issuers of the securities have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2023				December 31, 2022
	Held-to-Maturity		Available-for-Sale		Held-to-Maturity		Available-for-Sale
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$52	$51	$1,132	$1,124	$450	$446	$1,254	$1,239
After one but within five years	85,323	82,266	362,588	336,054	87,418	83,663	335,813	307,843
After five years through ten years	268,433	232,936	154,572	141,260	262,072	222,280	185,997	166,273
After ten years	604,752	534,872	353,537	319,095	622,267	538,850	369,541	326,741
Total	$958,560	$850,125	$871,829	$797,533	$972,207	$845,239	$892,605	$802,096

There were no sales of investment securities in the first quarter of 2023 or 2022.

Three months ended
The carrying values of pledged investment securities are shown in the following table:

(in thousands)	March 31, 2023	December 31, 2022
Pledged to the State of California:
Secure public deposits in compliance with the Local Agency Security Program	$228,970	$235,587
Collateral for trust deposits	674	677
Collateral for Wealth Management and Trust Services checking account	567	569
Total investment securities pledged to the State of California	230,211	236,833
Bankruptcy trustee deposits pledged with Federal Reserve Bank	1,700	1,737
Pledged to FHLB Securities-Backed Credit Program	395,780	—
Pledged to the Federal Reserve Bank Term Funding Program ("BTFP")	278,638	—
Total pledged investment securities	$906,329	$238,570

There were 397 and 407 securities in unrealized loss positions at March 31, 2023 and December 31, 2022, respectively. Those securities are summarized and classified according to the duration of the loss period in the tables below:
Page-14

March 31, 2023	< 12 continuous months		≥ 12 continuous months		Total securities in a loss position
(in thousands)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
Held-to-maturity:
MBS pass-through securities issued by FHLMC, FNMA and GNMA	$9,107	$(316)	$268,577	$(44,691)	$277,684	$(45,007)
CMOs issued by FHLMC	44,217	(1,091)	150,466	(23,882)	194,683	(24,973)
CMOs issued by FNMA	37,106	(353)	41,538	(3,376)	78,644	(3,729)
CMOs issued by GNMA	27,285	(1,802)	10,467	(1,218)	37,752	(3,020)
SBA-backed securities	—	—	1,878	(99)	1,878	(99)
Debentures of government-sponsored agencies	29,433	(561)	94,316	(21,588)	123,749	(22,149)
Obligations of state and political subdivisions	9,000	(74)	41,565	(8,654)	50,565	(8,728)
Corporate bonds	—	—	28,767	(1,233)	28,767	(1,233)
Total held-to-maturity	156,148	(4,197)	637,574	(104,741)	793,722	(108,938)
Available-for-sale:
MBS pass-through securities issued by FHLMC, FNMA and GNMA	7,729	(233)	87,173	(10,190)	94,902	(10,423)
CMOs issued by FHLMC	13,194	(263)	299,939	(27,251)	313,133	(27,514)
CMOs issued by FNMA	279	(4)	31,321	(3,178)	31,600	(3,182)
CMOs issued by GNMA	71	(1)	27,014	(2,742)	27,085	(2,743)
SBA-backed securities	30	—	37,580	(2,578)	37,610	(2,578)
Debentures of government- sponsored agencies	—	—	137,121	(12,000)	137,121	(12,000)
U.S. Treasury securities	—	—	10,523	(1,385)	10,523	(1,385)
Obligations of state and political subdivisions	4,486	(11)	92,776	(11,486)	97,262	(11,497)
Corporate bonds	—	—	33,962	(3,029)	33,962	(3,029)
Asset-backed securities	—	—	1,361	(57)	1,361	(57)
Total available-for-sale	25,789	(512)	758,770	(73,896)	784,559	(74,408)
Total securities at loss position	$181,937	$(4,709)	$1,396,344	$(178,637)	$1,578,281	$(183,346)
Page-15

December 31, 2022	< 12 continuous months		≥ 12 continuous months		Total securities in a loss position
(in thousands)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
Held-to-maturity:
MBS pass-through securities issued by FHLMC, FNMA and GNMA	$62,627	$(5,960)	$218,507	$(44,187)	$281,134	$(50,147)
CMOs issued by FHLMC	78,144	(5,874)	113,796	(23,629)	191,940	(29,503)
CMOs issued by FNMA	106,485	(5,419)	—	—	106,485	(5,419)
CMOs issued by GNMA	27,570	(1,676)	10,331	(1,400)	37,901	(3,076)
SBA-backed securities	2,239	(133)	—	—	2,239	(133)
Debentures of government- sponsored agencies	38,645	(2,530)	80,711	(23,937)	119,356	(26,467)
Obligations of state and political subdivisions	15,155	(589)	36,603	(10,152)	51,758	(10,741)
Corporate Bonds	28,448	(1,552)	—	—	28,448	(1,552)
Total held-to-maturity	359,313	(23,733)	459,948	(103,305)	819,261	(127,038)
Available-for-sale:
MBS pass-through securities issued by FHLMC, FNMA and GNMA	44,630	(4,501)	52,235	(7,632)	96,865	(12,133)
CMOs issued by FHLMC	169,760	(15,144)	143,995	(18,538)	313,755	(33,682)
CMOs issued by FNMA	4,790	(235)	27,529	(3,617)	32,319	(3,852)
CMOs issued by GNMA	8,214	(374)	23,612	(2,922)	31,826	(3,296)
SBA-backed securities	37,845	(3,228)	6,133	(143)	43,978	(3,371)
Debentures of government- sponsored agencies	19,054	(946)	116,052	(13,062)	135,106	(14,008)
U.S. Treasury securities	—	—	10,269	(1,635)	10,269	(1,635)
Obligations of state and political subdivisions	70,402	(9,459)	28,711	(5,302)	99,113	(14,761)
Corporate Bonds	—	—	33,276	(3,714)	33,276	(3,714)
Asset-backed securities	—	—	1,462	(91)	1,462	(91)
Total available-for-sale	354,695	(33,887)	443,274	(56,656)	797,969	(90,543)
Total securities at loss position	$714,008	$(57,620)	$903,222	$(159,961)	$1,617,230	$(217,581)

As of March 31, 2023, the investment portfolio included 353 investment securities that had been in a continuous loss position for twelve months or more and 44 investment securities that had been in a loss position for less than twelve months.

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
At March 31, 2023, management determined that it did not intend to sell any investment securities with unrealized losses, and it is more likely than not that we will not be required to sell securities with unrealized losses before recovery of their amortized cost. No allowances for credit losses have been recognized on available-for-sale securities in an unrealized loss position, as management does not believe any of the securities are impaired due to reasons of credit quality at March 31, 2023.

Page-16

Non-Marketable Securities Included in Other Assets

FHLB Capital Stock

As a member of the FHLB, we are required to maintain a minimum investment in FHLB capital stock determined by the Board of Directors of the FHLB. The minimum investment requirements can increase in the event we increase our total asset size or borrowings with the FHLB. Shares cannot be purchased or sold except between the FHLB and its members at the $100 per share par value. We held $16.7 million of FHLB stock included in other assets on the consolidated statements of condition at both March 31, 2023 and December 31, 2022. The carrying amounts of these investments are reasonable estimates of fair value because the securities are restricted to member banks and they do not have a readily determinable market value. Based on our analysis of FHLB's financial condition and certain qualitative factors, we determined that the FHLB stock was not impaired at March 31, 2023 and December 31, 2022. On April 27, 2023, FHLB announced a cash dividend for the first quarter of 2023 at an annualized dividend rate of 7.00% to be distributed on May 11, 2023. Cash dividends paid on FHLB capital stock are recorded as non-interest income.

VISA Inc. Class B Common Stock

As a member bank of Visa U.S.A., we held 10,439 shares of Visa Inc. Class B common stock at March 31, 2023 and December 31, 2022. These shares have a carrying value of zero and are restricted from resale to non-member banks of Visa U.S.A. until their conversion into Class A (voting) shares upon the termination of Visa Inc.'s Covered Litigation escrow account. Because of the restriction and the uncertainty on the conversion rate to Class A shares, these shares lack a readily determinable fair value. When converting this Class B common stock to Class A common stock based on the estimated conversion rate of 1.5991 at March 31, 2023 and December 31, 2022, and the closing stock price of Class A shares at those respective dates, the converted value of our shares of Class B common stock would have been $3.8 million and $3.5 million at March 31, 2023 and December 31, 2022, respectively. The conversion rate is subject to further adjustment upon the final settlement of the covered litigation against Visa Inc. and its member banks. As such, the fair value of these Class B shares can differ significantly from their converted values. For further information, refer to Note 8, Commitments and Contingencies.

Low Income Housing Tax Credits

We invest in low-income housing tax credit funds as a limited partner, which totaled $2.4 million and $2.5 million recorded in other assets as of March 31, 2023 and December 31, 2022, respectively. In the first three months of 2023, we recognized $151 thousand of low-income housing tax credits and other tax benefits, offset by $127 thousand of amortization expense of low-income housing tax credit investment, as a component of income tax expense. As of March 31, 2023, our unfunded commitments for these low-income housing tax credit funds totaled $347 thousand. We did not recognize any impairment losses on these low-income housing tax credit investments during the first three months of 2023 or 2022, as the value of the future tax benefits exceeds the carrying value of the investments.

Page-17

Note 5:  Loans and Allowance for Credit Losses on Loans

The following table presents the amortized cost of loans by class as of March 31, 2023 and December 31, 2022.

(in thousands)	March 31, 2023	December 31, 2022
Commercial and industrial	$195,964	$173,547
Real estate:
Commercial owner-occupied	352,529	354,877
Commercial non-owner occupied	1,189,962	1,191,889
Construction	110,386	114,373
Home equity	86,572	88,748
Other residential	116,447	112,123
Installment and other consumer loans	60,468	56,989
Total loans, at amortized cost [1]	2,112,328	2,092,546
Allowance for credit losses on loans	(23,330)	(22,983)
Total loans, net of allowance for credit losses on loans	$2,088,998	$2,069,563
1 Amortized cost includes net deferred loan origination costs of $2.1 million and $1.8 million at March 31, 2023 and December 31, 2022, respectively. Amounts are also net of unrecognized purchase discounts of $2.4 million and $2.6 million at March 31, 2023 and December 31, 2022, respectively. Amortized cost excludes accrued interest, which totaled $6.1 million at both March 31, 2023 and December 31, 2022, and is included in interest receivable and other assets in the consolidated statements of condition.

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

The following tables present the loan portfolio by loan class, origination year and internal risk rating as of March 31, 2023 and December 31, 2022. The current year vintage table reflects gross charge-offs by loan class and year of origination. Generally, existing term loans that were re-underwritten are reflected in the table in the year of renewal. Lines of credit that have a conversion feature at the time of origination, such as construction to perm loans, are presented by year of origination.
Page-19

(in thousands)	Term Loans - Amortized Cost by Origination Year						Revolving Loans Amortized Cost
March 31, 2023	2023	2022	2021	2020	2019	Prior		Total
Commercial and industrial:
Pass and Watch	$25,074	$13,349	$5,414	$6,732	$17,105	$27,065	$87,069	$181,808
Special Mention	3	275	—	—	2,743	4,395	1,089	8,505
Substandard	—	—	—	1,141	—	585	3,925	5,651
Total commercial and industrial	$25,077	$13,624	$5,414	$7,873	$19,848	$32,045	$92,083	$195,964
Gross current period charge-offs	$—	$—	$—	$—	$(3)	$—	$—	$(3)
Commercial real estate, owner-occupied:
Pass and Watch	$371	$55,727	$51,067	$39,903	$47,400	$130,314	$—	$324,782
Special Mention	—	—	16,058	—	298	9,680	—	26,036
Substandard	—	—	—	—	—	1,711	—	1,711
Total commercial real estate, owner-occupied	$371	$55,727	$67,125	$39,903	$47,698	$141,705	$—	$352,529
Commercial real estate, non-owner occupied:
Pass and Watch	$5,456	$179,181	$210,546	$154,342	$162,111	$426,972	$48	$1,138,656
Special Mention	—	—	1,166	11,998	3,907	11,466	—	28,537
Substandard	—	—	2,246	—	—	20,523	—	22,769
Total commercial real estate, non-owner occupied	$5,456	$179,181	$213,958	$166,340	$166,018	$458,961	$48	$1,189,962
Construction:
Pass and Watch	$4,578	$44,693	$24,804	$27,198	$—	$9,113	$—	$110,386
Total construction	$4,578	$44,693	$24,804	$27,198	$—	$9,113	$—	$110,386
Home equity:
Pass and Watch	$—	$—	$—	$—	$—	$966	$84,723	$85,689
Substandard	—	—	—	—	—	228	655	883
Total home equity	$—	$—	$—	$—	$—	$1,194	$85,378	$86,572
Other residential:
Pass and Watch	$6,223	$21,047	$14,386	$28,542	$21,750	$24,499	$—	$116,447
Total other residential	$6,223	$21,047	$14,386	$28,542	$21,750	$24,499	$—	$116,447
Installment and other consumer:
Pass and Watch	$6,591	$18,531	$12,501	$5,443	$5,951	$10,501	$950	$60,468
Total installment and other consumer	$6,591	$18,531	$12,501	$5,443	$5,951	$10,501	$950	$60,468
Gross current period charge-offs	$—	$(5)	$—	$(3)	$—	$(1)	$(2)	$(11)
Total loans:
Pass and Watch	$48,293	$332,528	$318,718	$262,160	$254,317	$629,430	$172,790	$2,018,236
Total Special Mention	$3	$275	$17,224	$11,998	$6,948	$25,541	$1,089	$63,078
Total Substandard	$—	$—	$2,246	$1,141	$—	$23,047	$4,580	$31,014
Total Doubtful	$—	$—	$—	$—	$—	$—	$—	$—
Totals	$48,296	$332,803	$338,188	$275,299	$261,265	$678,018	$178,459	$2,112,328
Total gross current period charge-offs	$—	$(5)	$—	$(3)	$(3)	$(1)	$(2)	$(14)

(in thousands)	Term Loans - Amortized Cost by Origination Year						Revolving Loans Amortized Cost
December 31, 2022	2022	2021	2020	2019	2018	Prior		Total
Commercial and industrial:
Pass and Watch	$15,349	$6,679	$7,603	$19,982	$5,362	$24,954	$84,655	$164,584
Special Mention	275	—	—	2,272	3,836	—	402	6,785
Substandard	—	—	1,252	—	—	625	301	2,178
Total commercial and industrial	$15,624	$6,679	$8,855	$22,254	$9,198	$25,579	$85,358	$173,547
Commercial real estate, owner-occupied:
Pass and Watch	$54,188	$52,080	$40,369	$44,798	$29,856	$104,377	$—	$325,668
Special Mention	—	16,199	—	304	5,255	4,493	—	26,251
Substandard	—	—	—	1,160	—	1,699	—	2,859
Doubtful	—	—	99	—	—	—	—	99
Total commercial real estate, owner-occupied	$54,188	$68,279	$40,468	$46,262	$35,111	$110,569	$—	$354,877
Commercial real estate, non-owner occupied:
Pass and Watch	$177,822	$211,228	$155,278	$160,670	$129,166	$308,509	$57	$1,142,730
Special Mention	—	1,172	12,097	3,934	678	9,290	—	27,171
Substandard	—	2,264	—	—	—	19,724	—	21,988
Total commercial real estate, non-owner occupied	$177,822	$214,664	$167,375	$164,604	$129,844	$337,523	$57	$1,191,889
Construction:
Pass and Watch	$49,262	$19,393	$28,861	$7,745	$9,112	$—	$—	$114,373
Total construction	$49,262	$19,393	$28,861	$7,745	$9,112	$—	$—	$114,373
Home equity:
Pass and Watch	$—	$—	$—	$—	$—	$883	$86,971	$87,854
Substandard	—	—	—	—	—	480	414	894
Total home equity	$—	$—	$—	$—	$—	$1,363	$87,385	$88,748
Other residential:
Pass and Watch	$21,154	$14,547	$29,018	$21,890	$11,064	$14,450	$—	$112,123
Page-20

(in thousands)	Term Loans - Amortized Cost by Origination Year						Revolving Loans Amortized Cost
December 31, 2022	2022	2021	2020	2019	2018	Prior		Total
Total other residential	$21,154	$14,547	$29,018	$21,890	$11,064	$14,450	$—	$112,123
Installment and other consumer:
Pass and Watch	$20,054	$13,022	$5,727	$6,492	$4,181	$6,478	$944	$56,898
Substandard	—	—	—	—	—	91	—	91
Total installment and other consumer	$20,054	$13,022	$5,727	$6,492	$4,181	$6,569	$944	$56,989
Total loans:
Pass and Watch	$337,829	$316,949	$266,856	$261,577	$188,741	$459,651	$172,627	$2,004,230
Total Special Mention	$275	$17,371	$12,097	$6,510	$9,769	$13,783	$402	$60,207
Total Substandard	$—	$2,264	$1,252	$1,160	$—	$22,619	$715	$28,010
Total Doubtful	$—	$—	$99	$—	$—	$—	$—	$99
Totals	$338,104	$336,584	$280,304	$269,247	$198,510	$496,053	$173,744	$2,092,546

The following table shows the amortized cost of loans by class, payment aging and non-accrual status as of March 31, 2023 and December 31, 2022.

Loan Aging Analysis by Class
(in thousands)	Commercial and industrial	Commercial real estate, owner-occupied	Commercial real estate, non-owner occupied	Construction	Home equity	Other residential	Installment and other consumer	Total
March 31, 2023
30-59 days past due	$822	$—	$924	$—	$399	$—	$1	$2,146
60-89 days past due	—	—	—	—	—	—	—	—
90 days or more past due	—	33	—	—	598	—	3	634
Total past due	822	33	924	—	997	—	4	2,780
Current	195,142	352,496	1,189,038	110,386	85,575	116,447	60,464	2,109,548
Total loans [1]	$195,964	$352,529	$1,189,962	$110,386	$86,572	$116,447	$60,468	$2,112,328
Non-accrual loans [2]	$—	$331	$924	$—	$768	$—	$3	$2,026
Non-accrual loans with no allowance	$—	$331	$924	$—	$768	$—	$—	$2,023
December 31, 2022
30-59 days past due	$3	$—	$—	$—	$319	$93	$5	$420
60-89 days past due	—	—	—	—	244	—	—	244
90 days or more past due	264	—	—	—	414	—	—	678
Total past due	267	—	—	—	977	93	5	1,342
Current	173,280	354,877	1,191,889	114,373	87,771	112,030	56,984	2,091,204
Total loans [1]	$173,547	$354,877	$1,191,889	$114,373	$88,748	$112,123	$56,989	$2,092,546
Non-accrual loans [2]	$—	$1,563	$—	$—	$778	$—	$91	$2,432
Non-accrual loans with no allowance	$—	$1,563	$—	$—	$778	$—	$91	$2,432
1 There were no non-performing loans past due more than ninety days and accruing interest as of March 31, 2023 and December 31, 2022.
2 None of the non-accrual loans as of March 31, 2023 or December 31, 2022 were earning interest on a cash basis. We recognized no interest income on non-accrual loans for the three months ended March 31, 2023 and 2022. We reversed interest income totaling $16 thousand and less than one thousand for loans placed on non-accrual status during the three months ended March 31, 2023 and March 31, 2022, respectively.

Collateral Dependent Loans

The following table presents the amortized cost basis of individually analyzed collateral-dependent loans, which are all on non-accrual status, by class at March 31, 2023 and December 31, 2022.

	Amortized Cost by Collateral Type
(in thousands)	Commercial Real Estate	Residential Real Estate	Other	Total [1]	Allowance for Credit Losses
March 31, 2023
Commercial real estate, owner-occupied	$331	$—	$—	$331	$—
Commercial real estate, non-owner occupied	924	—	—	924	—
Home equity	—	768	—	768	—
Installment and other consumer	—	—	3	3	3
Total	$1,255	$768	$3	$2,026	$3
December 31, 2022
Commercial real estate, owner-occupied	$1,563	$—	$—	$1,563	$—
Home equity	—	778	—	778	—
Installment and other consumer	—	—	91	91	—
Total	$1,563	$778	$91	$2,432	$—
1 There were no collateral-dependent residential real estate mortgage loans in process of foreclosure or in substance repossessed at March 31, 2023 or December 31, 2022. The weighted average loan-to-value of collateral dependent loans was approximately 42% at both March 31, 2023 and December 31, 2022.
Page-21

Loan Modifications

We adopted ASU No. 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures on January 1, 2023, as described in Note 2, Recently Adopted and Issued Accounting Standards. The amendments enhanced disclosures related to certain types of loan modifications for borrowers experiencing financial difficulty, including principal forgiveness, interest rate reductions, other-than-insignificant payment delays, and/or term extensions. There were no such modifications during the three months ended March 31, 2023 requiring disclosure.

Allocation of the Allowance for Credit Losses on Loans

The following table presents the details of the allowance for credit losses on loans segregated by loan portfolio segments as of March 31, 2023 and December 31, 2022.

Allocation of the Allowance for Credit Losses on Loans
(in thousands)	Commercial and industrial	Commercial real estate, owner-occupied	Commercial real estate, non-owner occupied	Construction	Home equity	Other residential	Installment and other consumer	Unallocated	Total
March 31, 2023
Modeled expected credit losses	$1,137	$1,349	$7,409	$239	$459	$535	$574	$—	$11,702
Qualitative adjustments	784	1,291	5,292	1,780	79	42	305	2,032	11,605
Specific allocations	20	—	—	—	—	—	3	—	23
Total	$1,941	$2,640	$12,701	$2,019	$538	$577	$882	$2,032	$23,330
December 31, 2022
Modeled expected credit losses	$1,079	$1,497	$7,937	$453	$504	$571	$610	$—	$12,651
Qualitative adjustments	706	990	4,739	1,484	54	24	258	2,068	10,323
Specific allocations	9	—	—	—	—	—	—	—	9
Total	$1,794	$2,487	$12,676	$1,937	$558	$595	$868	$2,068	$22,983

Allowance for Credit Losses on Loans Rollforward

The following table discloses activity in the allowance for credit losses on loans for the periods presented.

Allowance for Credit Losses on Loans Rollforward
(in thousands)	Commercial and industrial	Commercial real estate, owner-occupied	Commercial real estate, non-owner occupied	Construction	Home equity	Other residential	Installment and other consumer	Unallocated	Total
Three months ended March 31, 2023
Beginning balance	$1,794	$2,487	$12,676	$1,937	$558	$595	$868	$2,068	$22,983
Provision (reversal)	147	153	25	74	(20)	(18)	25	(36)	350
(Charge-offs)	(3)	—	—	—	—	—	(11)	—	(14)
Recoveries	3	—	—	8	—	—	—	—	11
Ending balance	$1,941	$2,640	$12,701	$2,019	$538	$577	$882	$2,032	$23,330
Three months ended March 31, 2022
Beginning balance	$1,709	$2,776	$12,739	$1,653	$595	$644	$621	$2,286	$23,023
Provision (reversal)	72	(154)	(438)	56	(46)	(16)	22	19	(485)
(Charge-offs)	—	—	—	—	—	—	(2)	—	(2)
Recoveries	3	—	—	8	—	—	—	—	11
Ending balance	$1,784	$2,622	$12,301	$1,717	$549	$628	$641	$2,305	$22,547

Pledged Loans

Our FHLB line of credit is secured under terms of a blanket collateral agreement by a pledge of certain qualifying loans with unpaid principal balances of $1.308 billion and $1.298 billion at March 31, 2023 and December 31, 2022, respectively. In addition, we pledge eligible TIC loans, which totaled $106.2 million and $105.0 million at March 31, 2023 and December 31, 2022, respectively, to secure our borrowing capacity with the Federal Reserve Bank ("FRB"). For additional information, see Note 6, Borrowings.

Page-22

Related Party Loans

The Bank has, and expects to have in the future, banking transactions in the ordinary course of its business with directors, officers, principal shareholders and their businesses or associates. These transactions, including loans, are granted on substantially the same terms, including interest rates and collateral on loans, as those prevailing at the same time for comparable transactions with persons not related to us. Likewise, these transactions do not involve more than the normal risk of collectability or present other unfavorable features. Related party loans totaled $6.4 million at March 31, 2023 and at December 31, 2022. In addition, undisbursed commitments to related parties totaled $562 thousand at both March 31, 2023 and December 31, 2022.

Note 6: Short-Term Borrowings and Other Obligations

Federal Home Loan Bank – As of March 31, 2023 and December 31, 2022, the Bank had total lines of credit with the FHLB totaling $1.037 billion and $711.6 million, respectively, based on eligible collateral of certain loans and investment securities.

Federal Funds Lines of Credit – The Bank had unsecured lines of credit with correspondent banks for overnight borrowings totaling $150.0 million at March 31, 2023 and December 31, 2022.  In general, interest rates on these lines approximate the federal funds target rate.

Federal Reserve Bank – The Bank has a line of credit with the Federal Reserve Bank of San Francisco ("FRBSF") secured by certain residential loans.  At March 31, 2023 and December 31, 2022, the Bank had total borrowing capacity under this line of $60.6 million and $58.7 million, respectively. In addition, under the Federal Reserve’s new BTFP facility, the Bank could borrow up to an additional $283.6 million based on the par value of pledged investment securities as of March 31, 2023.

Other Obligations – Finance lease liabilities totaling $402 thousand and $439 thousand at March 31, 2023 and December 31, 2022, respectively, are included in short-term borrowings and other obligations in the consolidated statements of condition. See Note 8, Commitments and Contingencies, for additional information.

Outstanding balances and weighted average interest rates on short-term borrowings and other obligations as of March 31, 2023 and December 31, 2022 are summarized in the following table.

	March 31, 2023		December 31, 2022
(dollars in thousands)	Outstanding Balance	Weighted Average Rate	Outstanding Balance	Weighted Average Rate
FHLB - short-term borrowings	$405,400	5.17%	$112,000	4.65%
Federal funds lines of credit	—	—%	—	—%
FRBSF - federal funds purchased	—	—%	—	—%
FRBSF - short-term borrowings under the BTFP	—	—%	—	—%
Other obligations (finance leases)	402	1.89%	439	1.86%
Total short-term borrowings and other obligations	$405,802	5.17%	$112,439	4.64%

Note 7:  Stockholders' Equity

Dividends

On January 20, 2023, Bancorp declared a $0.25 per share cash dividend, paid February 10, 2023 to shareholders of record at the close of business on February 3, 2023. Subsequent to quarter end on April 21, 2023, Bancorp declared a $0.25 per share cash dividend, payable on May 12, 2023 to shareholders of record at the close of business on May 5, 2023.

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
Page-23

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

Stock options and restricted stock may be net settled in a cashless exercise by a reduction in the number of shares otherwise deliverable upon exercise or vesting in satisfaction of the exercise payment and/or applicable tax withholding requirements. During the three months ended March 31, 2023, we withheld 2,847 shares totaling $82 thousand at a weighted-average price of $28.74 for cashless exercises. During the three months ended March 31, 2022, we withheld 8,003 shares totaling $278 thousand at a weighted-average price of $34.76 for cashless exercises. Shares withheld under net settlement arrangements are available for future grants.

Share Repurchase Program

Bancorp has an approved share repurchase program with $34.7 million outstanding at March 31, 2023. There have been no repurchases in 2023. Cumulative shares repurchased under the current program totaled 618,991 shares as of March 31, 2023 at an average price of $36.04 per share.

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

Page-24

The contractual amount of unfunded loan commitments and standby letters of credit not reflected in the consolidated statements of condition are as follows:

(in thousands)	March 31, 2023	December 31, 2022
Commercial lines of credit	$266,082	$292,204
Revolving home equity lines	218,353	218,907
Undisbursed construction loans	32,471	43,179
Personal and other lines of credit	10,851	10,842
Standby letters of credit	1,720	1,738
Total unfunded loan commitments and standby letters of credit	$529,477	$566,870

We record an allowance for credit losses on unfunded loan commitments at the balance sheet date based on estimates of the probability that these commitments will be drawn upon according to historical utilization experience of the different types of commitments and expected loss rates determined for pooled funded loans. The allowance for credit losses on unfunded commitments totaled $1.3 million and $1.5 million as of March 31, 2023 and December 31, 2022, respectively, which is included in interest payable and other liabilities in the consolidated statements of condition. The $174 thousand reversal of the provision for credit losses on unfunded loan commitments in the first quarter of 2023 was due primarily to a $37.4 million decrease in total unfunded commitments, compared to a $318 thousand provision reversal in the first quarter of 2022, due mainly to an improvement in the underlying economic forecasts at the time.

Leases

We lease premises under long-term non-cancelable operating leases with remaining terms of 4 months to 19 years, most of which include escalation clauses and one or more options to extend the lease term, and some of which contain lease termination clauses. Lease terms may include certain renewal options that were considered reasonably certain to be exercised.

We lease certain equipment under finance leases with initial terms of 3 years to 5 years. The equipment finance leases do not contain renewal options, bargain purchase options or residual value guarantees.

The following table shows the balances of operating and finance lease right-of-use assets and lease liabilities.

(in thousands)	March 31, 2023	December 31, 2022
Operating leases:
Operating lease right-of-use assets	$22,854	$24,821
Operating lease liabilities	$25,433	$26,639
Finance leases:
Finance lease right-of-use assets	$606	$616
Accumulated amortization	(214)	(187)
Finance lease right-of-use assets, net[1]	$392	$429
Finance lease liabilities[2]	$402	$439
[1] Included in premises and equipment in the consolidated statements of condition.
[2] Included in borrowings and other obligations in the consolidated statements of condition.

The following table shows supplemental disclosures of noncash investing and financing activities for the periods presented.

	Three months ended
(in thousands)	March 31, 2023	March 31, 2022
Right-of-use assets obtained in exchange for operating lease liabilities	$—	$1,120

Page-25

The following table shows components of operating and finance lease cost.

	Three months ended
(in thousands)	March 31, 2023	March 31, 2022
Operating lease cost	$1,610	$1,284
Variable lease cost	—	—
Total operating lease cost[1]	$1,610	$1,284
Finance lease cost:
Amortization of right-of-use assets[2]	$37	$31
Interest on finance lease liabilities[3]	2	1
Total finance lease cost	$39	$32
Total lease cost	$1,649	$1,316
[1] Included in occupancy and equipment expense in the consolidated statements of comprehensive income.
[2] Included in depreciation and amortization in the consolidated statements of comprehensive income.
[3] Included in interest on borrowings and other obligations in the consolidated statements of comprehensive income.

The following table shows the future minimum lease payments, weighted average remaining lease terms, and weighted average discount rates under operating and finance lease arrangements as of March 31, 2023. The discount rates used to calculate the present value of lease liabilities were based on the collateralized FHLB borrowing rates that were commensurate with lease terms and minimum payments on the lease commencement date.

(in thousands)	March 31, 2023
Year	Operating Leases	Finance Leases
2023	$3,997	$115
2024	4,585	153
2025	3,875	106
2026	3,129	36
2027	2,845	5
Thereafter	9,693	—
Total minimum lease payments	28,124	415
Amounts representing interest (present value discount)	(2,691)	(13)
Present value of net minimum lease payments (lease liability)	$25,433	$402
Weighted average remaining term (in years)	7.6	2.9
Weighted average discount rate	2.27%	1.89%

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

In 2012, Visa reached a $4.0 billion interchange multidistrict litigation class settlement agreement with plaintiffs representing a class of U.S. retailers. During its six month fiscal reporting period ended March 31, 2023, Visa deposited an additional $350 million into the litigation escrow account to address claims of certain merchants who opted out of the Amended Settlement Agreement for a balance of $1.6 billion. Combined with funds previously deposited with the court, these funds are expected to cover the settlement payment obligations.

Page-26

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

As of March 31, 2023, we had four interest rate swap agreements, which are scheduled to mature at various dates ranging from June 2031 to October 2037. All of our derivatives are accounted for as fair value hedges. The notional amounts of the interest rate contracts are equal to the notional amounts of the hedged loans. Our interest rate swap payments are settled monthly with counterparties. Accrued interest receivable on the swaps totaled $6 thousand at March 31, 2023 and $5 thousand at December 31, 2022. Information on our derivatives follows:

	Asset Derivatives		Liability Derivatives
(in thousands)	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022
Fair value hedges:
Interest rate contracts notional amount	$9,450	$12,046	$2,340	$—
Interest rate contracts fair value[1]	$404	$602	$23	$—
1 See Note 3, Fair Value of Assets and Liabilities, for valuation methodology.

The following table presents the carrying amount and associated cumulative basis adjustment related to the application of fair value hedge accounting that is included in the carrying amount of hedged assets as of March 31, 2023 and December 31, 2022.

	Carrying Amounts of Hedged Assets		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Loans
(in thousands)	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022
Loans	$11,284	$11,319	$(506)	$(726)

Page-27

The following table presents the net losses recognized in interest income on loans on the consolidated statements of comprehensive income related to our derivatives designated as fair value hedges.

	Three months ended
(in thousands)	March 31, 2023	March 31, 2022
Interest and fees on loans [1]	$24,258	$23,677
(Decrease) increase in fair value of designated interest rate swaps due to LIBOR interest rate movements	$(221)	$757
Receivable (payment) on interest rate swaps	51	(85)
Increase (decrease) in fair value hedging adjustment of hedged loans	221	(752)
Decrease in value of yield maintenance agreement	(2)	(3)
Net gain (losses) on fair value hedging relationships recognized in interest income	$49	$(83)
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

Offsetting of Financial Assets and Derivative Assets
		Gross Amounts	Net Amounts of	Gross Amounts Not Offset in
	Gross Amounts	Offset in the	Assets Presented	the Statements of Condition
	of Recognized	Statements of	in the Statements	Financial	Cash Collateral
(in thousands)	Assets	Condition	of Condition	Instruments	Received	Net Amount
March 31, 2023
Counterparty	$404	$—	$404	$(23)	$—	$381
December 31, 2022
Counterparty	$602	$—	$602	$—	$—	$602

Offsetting of Financial Liabilities and Derivative Liabilities
		Gross Amounts	Net Amounts of	Gross Amounts Not Offset in
	Gross Amounts	Offset in the	Liabilities Presented	the Statements of Condition
	of Recognized	Statements of	in the Statements	Financial	Cash Collateral
(in thousands)	Liabilities[1]	Condition	of Condition[1]	Instruments	Pledged	Net Amount
March 31, 2023
Counterparty	$23	$—	$23	$(23)	$—	$—
December 31, 2022
Counterparty	$—	$—	$—	$—	$—	$—
1 Amounts exclude accrued interest on swaps.
For more information on how we account for our interest rate swaps, refer to Note 1 to the Consolidated Financial Statements included in our 2022 Form 10-K filed with the SEC on March 16, 2023.

Page-28

ITEM 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management's discussion of the financial condition and results of operations, which is unaudited, should be read in conjunction with the related consolidated financial statements in this Form 10-Q and with the audited consolidated financial statements and accompanying notes included in our 2022 Annual Report on Form 10-K. Average balances, including balances used in calculating certain financial ratios, are generally comprised of average daily balances.

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

Forward-looking statements are based on management's current expectations regarding economic, legislative, and regulatory issues that may impact Bancorp's earnings in future periods. Factors that could cause future results to vary materially from current management expectations include, but are not limited to, general economic conditions and the economic uncertainty in the United States and abroad, including economic or other disruptions to financial markets caused by acts of terrorism, war or other conflicts such as Russia's military action in Ukraine, impacts from inflation, supply change disruptions, changes in interest rates (including the actions taken by the Federal Reserve to control inflation), California's unemployment rate, deposit flows, real estate values, and expected future cash flows on loans and securities; the impact of adverse developments at other banks, including bank failures, that impact general sentiment regarding the stability and liquidity of banks; costs or effects of acquisitions; competition; changes in accounting principles, policies or guidelines; changes in legislation or regulation; natural disasters (such as wildfires and earthquakes in our area); adverse weather conditions; interruptions of utility service in our markets for sustained periods; and other economic, competitive, governmental, regulatory and technological factors (including external fraud and cybersecurity threats) affecting our operations, pricing, products and services; and successful integration of acquisitions.

Important factors that could cause results or performance to materially differ from those expressed in our prior forward-looking statements are detailed in ITEM 1A, Risk Factors section of our 2022 Form 10-K as filed with the SEC, and ITEM 1A Risk Factors herein, copies of which are available from us at no charge. Forward-looking statements speak only as of the date they are made. We do not undertake to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made or to reflect the occurrence of unanticipated events.

Critical Accounting Estimates

Critical accounting estimates are those estimates made in accordance with generally accepted accounting principles that involve a significant level of estimation and uncertainty and have had or are reasonably likely to have a material impact on our financial condition and results of operations. We consider accounting estimates to be critical to our financial results if (i) the accounting estimate requires management to make assumptions about matters that are highly uncertain, (ii) management could have applied different assumptions during the reported period, and (iii) changes in the accounting estimate are reasonably likely to occur in the future and could have a material impact on our financial statements. Our critical estimates include: Allowance for Credit Losses on Loans and Unfunded Commitments, Income Taxes, Fair Value Measurements, and Business Combinations. For a detailed discussion, refer to the Critical Accounting Estimates section of our 2022 Form 10-K filed with the SEC on March 16, 2023.

Page-29

Executive Summary
We generated earnings of $9.4 million for the first quarter of 2023, compared to $12.9 million for the fourth quarter of 2022 and $10.5 million in the first quarter of 2022. Diluted earnings per share were $0.59 for the first quarter of 2023, compared to $0.81 for the preceding quarter and $0.66 in the same quarter a year ago. Earnings declined in the first quarter of 2023, as an increase in interest expense reflected market interest rate increases on a lagged basis.

The following are highlights of our operating and financial performance for the periods presented:

•Following recent industry events, our deposit franchise remained strong at $3.251 billion on March 31, 2023, a decrease of $322.8 million from $3.573 billion at December 31, 2022. While there have been some outflows related to industry concerns in March and pandemic surge deposits redeploying to money market funds, the largest transactions were related to the normal operating activities of our customers. Those activities include vendor payments, taxes, payroll and singular events such as disbursement of proceeds from the sale of a business, real property acquisitions for cash, trust distributions or estate settlements. The cost of deposits increased 12 basis points quarter over quarter due to targeted relationship-based pricing adjustments. Non-interest bearing deposits made up 50.3% of total deposits at March 31, 2023, compared to 51.5% at December 31, 2022, and we estimated that 67% of total deposits were fully covered by FDIC insurance as of March 31, 2023.

•Liquidity is strong, providing 181% coverage of estimated uninsured deposits. The Bank has long followed liquidity management practices similar to larger banks with robust liquidity requirements and regular liquidity stress testing. While the Bank has the ability to utilize the Federal Reserve Bank Term Funding Program ("BTFP") and has tested it for contingency planning purposes, there has been no need to utilize the facility at this time.

•Loan balances of $2.112 billion at March 31, 2023, increased $19.8 million from $2.093 billion at December 31, 2022 reflecting originations of $44.9 million and payoffs of $22.2 million. Utilization of credit lines was offset by loan amortization from scheduled repayments during the quarter and unfunded commitments declined $37.4 million from December 31, 2022 to $529.5 million at March 31, 2023.

•Non-accrual loans were only 0.10% of total loans as of March 31, 2023, compared to 0.12% at December 31, 2022. We recorded a $350 thousand provision for credit losses on loans in the first quarter, compared to no provision in the previous quarter and a $485 thousand provision reversal in the same quarter of 2022. The provision in the first quarter of 2023 was due primarily to qualitative risk factor adjustments.

•Credit quality remains sound notwithstanding the trends in the commercial real estate market. Our loan portfolio continues to perform well, with classified loans at only 1.47% of total loans and manageable delinquencies. Non-owner occupied commercial real estate loans made up 73% of total classified loans as of March 31, 2023, compared to 76% at December 31, 2022, and all are currently paying as agreed. We continue to maintain diversity among property types and within our geographic footprint. In particular, our office commercial real estate portfolio in the City of San Francisco represents just 3% of our total loan portfolio and 6% of our total non-owner occupied commercial real estate portfolio. As of the last measurement period, the average loan-to-value and debt-service coverage for the entire non-owner occupied office portfolio were 55% and 1.67x, respectively. For the eleven non-owner occupied office loans in the City of San Francisco, the average loan-to-value and debt-service coverage were 60% and 1.20x, respectively. More details are available in the supplementary earnings presentation filed as Exhibit 99.2 to our 8-K on April 24, 2023, and also available on our website.

•The first quarter tax-equivalent net interest margin decreased 22 basis points to 3.04% from 3.26% for the previous quarter due primarily to increased deposit costs and average borrowing balances, partially offset by higher loan yields. The margin was up from 2.96% in the same period of 2022.

•Return on average assets ("ROA") was 0.92% for the first quarter of 2023, compared to 1.21% for the fourth quarter of 2022 and 0.98% for the first quarter of 2022, and return on average equity ("ROE") was 9.12%, compared to 12.77% for the prior quarter and 9.61% for the first quarter in the prior year. The efficiency
Page-30

ratio for the first quarter of 2023 was 60.24%, compared to 50.92% for the prior quarter and 59.13% for the first quarter of 2022. The sequential declines in ROA and ROE and increase in the efficiency ratio were due primarily to the $3.6 million increase in interest expense.

•The Bank finalized the closure of four branch locations which were announced in January 2023. The acquisition of American River Bank ("ARB") resulted in an overlap in the Bank’s branch network in Santa Rosa and Healdsburg, prompting branch consolidations within Northern Sonoma County. In addition, our Tiburon and Buckhorn branches in Marin and Amador counties were in close proximity to other branches fully able to meet our customers' needs. These closures represented the remaining expense savings anticipated from the acquisition, optimizing efficiency and our ability to fund strategic initiatives going forward. The pre-tax savings in 2023 from the branch closures, net of accelerated costs, is expected to be approximately $470 thousand, and future annual pre-tax savings are expected to be approximately $1.4 million.

•All capital ratios were above well-capitalized regulatory requirements. The total risk-based capital ratios at March 31, 2023 for Bancorp and the Bank were 16.2% and 15.6%, respectively. Bancorp's tangible common equity to tangible assets ("TCE ratio") was 8.7% at March 31, 2023, and the Bank's TCE ratio was 8.3%.

•Given the strength and durability of the Bank's financial performance, the Board of Directors declared a cash dividend of $0.25 per share on April 21, 2023, which represents the 72nd consecutive quarterly dividend paid by Bancorp. The dividend is payable on May 12, 2023, to shareholders of record at the close of business on May 5, 2023.

Page-31

RESULTS OF OPERATIONS

Highlights of the financial results are presented in the following tables:

	Three months ended
(dollars in thousands, except per share data)	March 31, 2023	December 31, 2022	March 31, 2022
Selected operating data:
Net interest income	$29,899	$33,370	$29,898
Provision for (reversal of) credit losses on loans	350	—	(485)
Reversal of credit losses on unfunded loan commitments	(174)	—	(318)
Non-interest income	2,935	2,587	2,867
Non-interest expense	19,780	18,310	19,375
Net income	9,440	12,881	10,465
Net income per common share:
Basic	$0.59	$0.81	$0.66
Diluted	$0.59	$0.81	$0.66
Performance and other financial ratios:
Return on average assets	0.92%	1.21%	0.98%
Return on average equity	9.12%	12.77%	9.61%
Tax-equivalent net interest margin	3.04%	3.26%	2.96%
Cost of deposits	0.20%	0.08%	0.06%
Efficiency ratio	60.24%	50.92%	59.13%
Net (recoveries) charge-offs	$3	$(20)	$(9)
Cash dividend payout ratio on common stock [1]	42.37%	30.86%	36.36%

(dollars in thousands, except per share data)	March 31, 2023	December 31, 2022
Selected financial condition data:
Total assets	$4,135,279	$4,147,464
Investment securities	1,756,093	1,774,303
Loans, net	2,088,998	2,069,563
Deposits	3,250,574	3,573,348
Short-term borrowings and other obligations	405,802	112,439
Stockholders' equity	430,174	412,092
Book value per share	26.71	25.71
Asset quality ratios:
Allowance for credit losses on loans to total loans	1.10%	1.10%
Allowance for credit losses on loans to non-performing loans	11.52x	9.45x
Non-accrual loans to total loans	0.10%	0.12%
Capital ratios:
Equity to total assets ratio	10.40%	9.94%
Tangible common equity to tangible assets	8.69%	8.21%
Total capital (to risk-weighted assets)	16.15%	15.90%
Tier 1 capital (to risk-weighted assets)	15.27%	15.02%
Tier 1 capital (to average assets)	9.94%	9.60%
Common equity Tier 1 capital (to risk weighted assets)	15.27%	15.02%
[1] Calculated as dividends on common shares divided by basic net income per common share.

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

	Three months ended			Three months ended			Three months ended
	March 31, 2023			December 31, 2022			March 31, 2022
		Interest			Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Interest-earning deposits with banks [1]	$4,863	$56	4.58%	$61,878	$575	3.64%	$231,555	$106	0.18%
Investment securities [2,3]	1,851,743	10,194	2.20%	1,873,028	10,319	2.20%	1,626,537	6,871	1.69%
Loans [1,3,4]	2,121,718	24,415	4.60%	2,113,201	23,670	4.38%	2,227,495	23,881	4.29%
Total interest-earning assets [1]	3,978,324	34,665	3.49%	4,048,107	34,564	3.34%	4,085,587	30,858	3.02%
Cash and non-interest-bearing due from banks	39,826			44,480			69,019
Bank premises and equipment, net	8,396			7,933			7,430
Interest receivable and other assets, net	137,114			125,483			183,222
Total assets	$4,163,660			$4,226,003			$4,345,258
Liabilities and Stockholders' Equity
Interest-bearing transaction accounts	$272,353	$254	0.38%	$290,064	$191	0.26%	$295,183	$56	0.08%
Savings accounts	329,299	170	0.21%	338,760	32	0.04%	343,327	29	0.03%
Money market accounts	952,479	1,085	0.46%	1,036,932	405	0.15%	1,122,215	478	0.17%
Time accounts including CDARS	126,030	223	0.72%	127,906	114	0.35%	147,707	14	0.04%
Short-term borrowings and other obligations [1]	222,571	2,716	4.88%	8,014	89	4.34%	399	1	0.62%
Total interest-bearing liabilities	1,902,732	4,448	0.95%	1,801,676	831	0.18%	1,908,831	578	0.12%
Demand accounts	1,792,998			1,975,390			1,942,804
Interest payable and other liabilities	48,233			48,592			51,997
Stockholders' equity	419,697			400,345			441,626
Total liabilities & stockholders' equity	$4,163,660			$4,226,003			$4,345,258
Tax-equivalent net interest income/margin [1]		$30,217	3.04%		$33,733	3.26%		$30,280	2.96%
Reported net interest income/margin [1]		$29,899	3.01%		$33,370	3.23%		$29,898	2.93%
Tax-equivalent net interest rate spread			2.54%			3.16%			2.90%

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

[3] Yields and interest income on tax-exempt securities and loans are presented on a taxable-equivalent basis using the Federal statutory rate of 21 percent in 2023 and 2022.

[4] Average balances on loans outstanding include non-performing loans. The amortized portion of net loan origination fees is included in interest income on loans, representing an adjustment to the yield.

The following table presents the effects of changes in average balances (volume) or changes in average rates on tax-equivalent net interest income for the periods indicated. Volume variances are equal to the increase or decrease in average balances multiplied by prior period rates. Rate variances are equal to the increase or
Page-33

decrease in rates multiplied by prior period average balances. Mix variances are attributable to the change in yields or rates multiplied by the change in average balances, including two fewer days in the three months ended March 31, 2023 compared to December 31, 2022.

	Three Months Ended March 31, 2023 Compared to Three Months Ended December 31, 2022				Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022
(in thousands)	Volume	Yield/Rate	Mix	Total	Volume	Yield/Rate	Mix	Total
Interest-earning deposits with banks	$(530)	$153	$(142)	$(519)	$(105)	$2,559	$(2,504)	$(50)
Investment securities [1]	(117)	(8)	—	(125)	951	2,083	289	3,323
Loans [1]	95	1,187	(537)	745	(1,134)	1,751	(83)	534
Total interest-earning assets	(552)	1,332	(679)	101	(288)	6,393	(2,298)	3,807
Interest-bearing transaction accounts	(12)	86	(11)	63	(4)	219	(17)	198
Savings accounts	(1)	147	(8)	138	(1)	148	(6)	141
Money market accounts	(33)	802	(89)	680	(72)	800	(121)	607
Time accounts, including CDARS	(2)	117	(6)	109	(2)	247	(36)	209
Short-term borrowings and other obligations	2,383	11	233	2,627	557	4	2,154	2,715
Total interest-bearing liabilities	2,335	1,163	119	3,617	478	1,418	1,974	3,870
Changes in tax-equivalent net interest income	$(2,887)	$169	$(798)	$(3,516)	$(766)	$4,975	$(4,272)	$(63)
[1] Yields and interest income on tax-exempt securities and loans are presented on a taxable-equivalent basis using the federal statutory rate of 21%.
First Quarter of 2023 Compared to the Fourth Quarter of 2022

Net interest income totaled $29.9 million in the first quarter of 2023, compared to $33.4 million in the fourth quarter of 2022. The $3.5 million decrease from the prior quarter was primarily related to an increase in the cost of deposits and higher average borrowing balances.
The tax-equivalent net interest margin was 3.04% in the first quarter of 2023, compared to 3.26% in the fourth quarter of 2022. The decline from prior quarter was primarily due to higher borrowing and deposit costs partially offset by higher interest rates on loans. The tax-equivalent yield on interest-earning assets was 3.49% in the first quarter of 2023, an increase of 15 basis points over the fourth quarter of 2022. For the first quarter of 2023, interest-bearing liabilities costs were 0.95%, which was a 77 basis point increase over the fourth quarter of 2022.

First Quarter of 2023 Compared to the First Quarter of 2022

Net interest income totaled $29.9 million for the first quarter of 2023, largely unchanged compared to the first quarter of 2022, as the increase in interest income on loans and investments offset the increases in interest expense on deposits and borrowings.

The tax-equivalent net interest margin was 3.04% in the first quarter of 2023, compared to 2.96% in the same period in the prior year. The increase over the same quarter last year was primarily due to higher yields on loans and investments partially offset by higher deposit and borrowing costs.

Market Interest Rates

Market interest rates are, in part, based on the target federal funds interest rate (the interest rate banks charge each other for short-term borrowings) implemented by the Federal Reserve Open Market Committee ("FOMC").

In response to the evolving risks to economic activity caused by the COVID-19 pandemic, the FOMC made two emergency federal funds rate cuts totaling 150 basis points in March 2020. The federal funds rate range remained between 0.0% to 0.25% through the beginning of 2022, putting downward pressure on our asset yields and net interest margin. Beginning in March 2022, the FOMC began successive increases to the federal funds rate due to the evolving inflation risks, complicated by international political unrest and supply chain disruptions. As a result of five rate adjustments during 2022, the federal funds target rate increased to a range of 4.25% to 4.50% at year-end. In 2023, on both February 1st and March 2nd, the FOMC increased the target rate by 25 basis points to a range of 4.75% to 5.00%. Federal Reserve policymakers continue to monitor inflation and economic developments throughout 2023. See ITEM 3. Quantitative and Qualitative Disclosure about Market Risk for further information.

Page-34

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

The following table shows the activity for the periods presented.

	Three months ended
(dollars in thousands)	March 31, 2023	December 31, 2022	March 31, 2022
Provision for (reversal of) credit losses on loans	$350	$—	$(485)

We recorded a $350 thousand provision for credit losses on loans in the first quarter. The provision was due primarily to increases in qualitative risk factors to account for continued uncertainty about inflation and recession risks. Management believed that these risk factors were not adequately captured in the modeled quantitative portion of the allowance and took the more prudent approach to account for loan and collateral concentration risks, mainly in our construction and commercial real estate portfolios, and the need for heightened portfolio management in light of current economic conditions. In addition, the $19.8 million increase in loans contributed modestly to the provision. These increases were partially offset by the quantitative impact of an improvement in Moody's Analytics' baseline California unemployment rate forecasts over the next four quarters.

There was no provision in the prior quarter and a $485 thousand provision reversal in the first quarter of 2022, due primarily to an improvement in underlying economic forecasts at the time.

For more information, refer to Note 5, Loans and Allowance for Credit Losses on Loans, to the consolidated financial statements in this Form 10-Q.

Non-interest Income

The following table details the components of non-interest income.

	Three months ended			Quarter over quarter		Year over year
(dollars in thousands)	March 31, 2023	December 31, 2022	March 31, 2022	Amount Change	Percent Change	Amount Change	Percent Change
Earnings on bank-owned life insurance, net	$705	$296	$413	$409	138.2%	$292	70.7%
Service charges on deposit accounts	533	519	488	14	2.7%	45	9.2%
Wealth Management and Trust Services	511	$490	600	21	4.3%	(89)	(14.8)%
Debit card interchange fees, net	447	513	505	(66)	(12.9)%	(58)	(11.5)%
Dividends on Federal Home Loan Bank stock	302	297	259	5	1.7%	43	16.6%
Merchant interchange fees, net	133	119	140	14	11.8%	(7)	(5.0)%
Other income	304	353	462	(49)	(13.9)%	(158)	(34.2)%
Total non-interest income	$2,935	$2,587	$2,867	$348	13.5%	$68	2.4%

First Quarter of 2023 Compared to the Fourth Quarter of 2022

Non-interest income totaled $2.9 million in the first quarter of 2023, compared to $2.6 million in the prior quarter. The $348 thousand increase from the prior quarter was primarily related to the recognition of a death benefit on bank-owned life insurance, partially offset by decreases in debit card interchange fees and other income.

First Quarter of 2023 Compared to the First Quarter of 2022

Non-interest income totaled $2.9 million in the first quarter of 2023, compared to $2.9 million in the same period of the prior year. The $68 thousand improvement from the first quarter of 2022, was primary due to the death benefit, partially offset by decreases in wealth management and trust services income and other income.

Page-35

Non-interest Expense

The following table details the components of non-interest expense.

	Three months ended			Quarter over quarter		Year over year
(dollars in thousands)	March 31, 2023	December 31, 2022	March 31, 2022	Amount Change	Percent Change	Amount Change	Percent Change
Salaries and related benefits	$10,930	$9,600	$11,548	$1,330	13.9%	$(618)	(5.4)%
Occupancy and equipment	2,414	2,084	1,907	330	15.8%	507	26.6%
Professional services	1,123	985	913	138	14.0%	210	23.0%
Data processing	1,045	1,080	1,277	(35)	(3.2)%	(232)	(18.2)%
Depreciation and amortization	882	581	452	301	51.8%	430	95.1%
Information technology	370	678	478	(308)	(45.4)%	(108)	(22.6)%
Amortization of core deposit intangible	345	365	380	(20)	(5.5)%	(35)	(9.2)%
Directors' expense	321	269	311	52	19.3%	10	3.2%
Federal Deposit Insurance Corporation insurance	289	293	290	(4)	(1.4)%	(1)	(0.3)%
Charitable contributions	49	104	45	(55)	(52.9)%	4	8.9%
Other real estate owned	4	4	2	—	—%	2	100.0%
Other non-interest expense
Advertising	278	281	347	(3)	(1.1)%	(69)	(19.9)%
Other expense	1,730	1,986	1,425	(256)	(12.9)%	305	21.4%
Total other non-interest expense	2,008	2,267	1,772	(259)	(11.4)%	236	13.3%
Total non-interest expense	$19,780	$18,310	$19,375	$1,470	8.0%	$405	2.1%

First Quarter of 2023 Compared to the Fourth Quarter of 2022

Non-interest expense totaled $19.8 million in the first quarter of 2023, compared to $18.3 million in the prior quarter. The $1.5 million increase from the prior quarter included $417 thousand in adjustments to estimated incentive and supplemental executive retirement plan accruals, and $432 thousand from accelerated amortization and lease costs associated with branch closures. Other increases to salaries and related benefits included $389 thousand in 401(k) matching contributions, which is typically higher in the first quarter, and $383 thousand of additional salaries, insurance and payroll taxes. Meaningful decreases in expenses included $343 thousand in information technology and data processing costs due largely to timing of purchases and the renegotiation of our data processing contract.

First Quarter of 2023 Compared to the First Quarter of 2022

Non-interest expense totaled $19.8 million in the first quarter of 2023, compared to $19.4 million in the first quarter of 2022. The $405 thousand increase from the first quarter of 2022 was primarily related to $646 thousand in accelerated amortization and lease costs for branches closed and a $210 thousand increase in professional services fees from the completion of multiple internal audit and consulting engagements. These increases were partially offset by $466 thousand in net changes to estimated incentive, vacation and retirement plan accruals included within salaries and related benefits expense and acquisition costs included within data processing expense.

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

The provision for income taxes for the first quarter of 2023 totaled $3.4 million at an effective tax rate of 26.7%, compared to $4.8 million at an effective tax rate of 27.0% in the prior quarter and $3.7 million at an effective tax rate of 26.3% in the same quarter last year. The decrease in the provision in the first quarter of 2023 reflected lower pre-tax income as compared to the prior quarter and the same quarter a year ago. The 30 basis point decrease in the effective tax rate in the first quarter of 2023 as compared to the prior quarter was primarily due to higher nontaxable BOLI income in 2023. The 40 basis point increase in the effective tax rate in the first quarter of 2023 as compared to the same quarter a year ago was primarily due to lower income from tax exempt loans and municipal securities
Page-36

and a higher level of tax benefits in 2022 from the exercise of stock options and disqualifying dispositions of incentive stock options.

We file a consolidated return in the U.S. Federal tax jurisdiction and a combined return in the State of California tax jurisdiction. There were no ongoing federal or state income tax examinations at the issuance of this report. At March 31, 2023, neither the Bank nor Bancorp had accruals for interest nor penalties related to unrecognized tax benefits.

FINANCIAL CONDITION SUMMARY

Cash, Cash Equivalents and Restricted Cash

Total cash, cash equivalents and restricted cash were $38.0 million at March 31, 2023, compared to $45.4 million at December 31, 2022. The $7.4 million decrease was due primarily to increases in loans and decreases in deposits partially offset by cash flows from investment securities and increased borrowings.

Investment Securities

The investment securities portfolio totaled $1.756 billion at March 31, 2023, a decrease of $18.2 million from December 31, 2022. The decrease was primarily the result of principal repayments totaling $32.9 million, partially offset by a $16.2 million reduction in pre-tax unrealized losses on available-for-sale investment securities. The portfolio is comprised of high credit quality investments with average effective durations of approximately 3.8 on available-for-sale securities and 5.9 on held-to-maturity securities. Both portfolios generate cash flow monthly from interest, principal amortization and payoffs, which supports the Bank's liquidity. In the first quarter investment cash flows totaled $46.2 million. See Note 4, Investment Securities, for additional information.

The following table summarizes our investment in obligations of state and political subdivisions at March 31, 2023 and December 31, 2022.

	March 31, 2023			December 31, 2022
(dollars in thousands)	Amortized Cost	Fair Value	% of Total State and Political Subdivisions	Amortized Cost	Fair Value	% of Total State and Political Subdivisions
Within California:
General obligation bonds	$25,780	$21,491	14.4%	$25,806	$20,768	14.4%
Revenue bonds	3,716	3,085	2.1	3,719	2,987	2.1
Total within California	29,496	24,576	16.5	29,525	23,755	16.5
Outside California:
General obligation bonds	121,571	109,632	67.9	121,908	106,375	68.0
Revenue bonds	27,865	24,608	15.6	27,922	23,752	15.5
Total outside California	149,436	134,240	83.5	149,830	130,127	83.5
Total obligations of state and political subdivisions	$178,932	$158,816	100.0%	$179,355	$153,882	100.0%
Percent of investment portfolio	9.8%	9.6%		9.6%	9.3%

Of the total investment in obligations of state and political subdivisions, the largest concentrations outside of California are in Texas (39.6%), Washington (14.3%) and Wisconsin (8.9%). Our investment in obligations issued by municipal issuers in Texas are either guaranteed by the AAA-rated Texas Permanent School Fund ("PSF") or backed by revenue sources from essential services (such as utilities and transportation).

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
Page-37

•For revenue bonds, the source and strength of revenue for municipal authorities including the obligor’s financial condition and reserve levels, annual debt service and debt coverage ratio, and credit enhancement (such as insurer’s strength and collateral in escrow accounts)
•Credit ratings by major credit rating agencies

Loans and Credit Quality

During the first three months of 2023, loans increased by $19.8 million and totaled $2.112 billion at March 31, 2023, compared to $2.093 billion at December 31, 2023. Loan originations for the first quarter of 2023 were $44.9 million, compared to $36.1 million for the fourth quarter of 2022 and $49.8 million for the first quarter of 2022. Loan payoffs were $22.2 million for the first quarter, compared to $55.3 million for the fourth quarter of 2022 and $119.7 million for the first quarter of 2022, which included $70.4 million in PPP loan payoffs. First quarter 2023 loan payoffs were the lowest first quarter payoffs since 2017 and consisted mainly of a large construction project completed.

The ratio of allowance for credit losses on loans to total loans remained at 1.10% at March 31, 2023 and December 31, 2022. Net charge-offs for the first quarter of 2023 totaled $3 thousand, compared to net recoveries of $20 thousand for the fourth quarter of 2022 and net recoveries of $9 thousand for the first quarter of 2022.

Non-accrual loans decreased $406 thousand to $2.0 million, or 0.10% of the loan portfolio at March 31, 2023 from $2.4 million, or 0.12% at December 31, 2022. Non-accrual loans at March 31, 2023 included the addition of six loans totaling $1.4 million in the first quarter, 68% of which were well-secured by commercial real estate, offset by decreases due to payoffs of $1.4 million, upgrades of $413 thousand, and paydowns of $27 thousand. Over 99% of the non-accrual loans were collateralized by real estate with no expected credit loss as of March 31, 2023. Accruing loans past due 30 to 89 days totaled $1.2 million at March 31, 2023, compared to $664 thousand at December 31, 2022.

Classified loans with risk ratings of substandard or doubtful totaled $31.0 million at March 31, 2023, compared to $28.1 million at December 31, 2022, increasing primarily due to higher usage of a revolving line of credit already graded substandard. Other increases included $1.4 million in downgrades, partially offset by $1.7 million in payoffs and paydowns and $314 thousand in upgrades to pass risk rating. All of the downgrades in the first quarter were for loans that are secured by real estate collateral.

Loans designated special mention, which are not considered adversely classified, increased year-to-date by $2.9 million to $63.1 million at March 31, 2023 from $60.2 million at December 31, 2022. The increase was largely due to $3.0 million in downgrades from pass risk ratings and balance increases of $550 thousand, which were partially offset by $630 thousand in paydowns and payoffs.

For more information, refer to Note 5, Loans and Allowance for Credit Losses on Loans, to the consolidated financial statements in this Form 10-Q.

Liabilities - Deposits and Borrowings

During the first three months of 2023, total liabilities decreased by $30.3 million to $3.705 billion. Deposits totaled $3.251 billion at March 31, 2023, a decrease of $322.8 million, compared to $3.573 billion at December 31, 2022. Federal Home Loan Bank borrowings increased $293.4 million to $405.4 million in the first quarter of 2023.

Up until the regulatory closures of Silicon Valley Bank on March 10, 2023 and Signature Bank on March 12, 2023, deposit fluctuations were fairly consistent with prior years' first quarter customer activity with some additional outflows to alternative investments observed. In 2022, the Bank maintained excess liquidity in anticipation of planned customer activities and expected outflows from pandemic surge deposits received in 2020 and 2021. As outflows materialized, our low cost of funds relative to the industry provided an opportunity to balance deposit levels against costs. Early in the first quarter of 2023, our bankers engaged in discussions with clients about account structure and pricing, which positioned the Bank well to navigate uncertainty in the marketplace later in the quarter. The Bank experienced a $203.6 million decline in deposits between March 10th and March 31st. Of the 100 relationships with the largest net outflows totaling approximately $206.4 million, 83% was attributed to normal business activities including vendor payments, taxes, payroll and singular events such as estate settlements and sales of businesses, 14% moved to outside brokerage firms or other financial institutions, and the remaining 3% moved to assets under management of our Wealth Management and Trust Services department. From March 31st
Page-38

through May 5th deposits have been relatively stable. Daily balances have not fluctuated up or down more than 0.70% when compared to total deposits as of March 31st. We believe that our customer outreach has been effective, and it has resulted in a 48 basis point increase in the cost of our deposits to 56 basis points in the month of April from 8 basis points in the month of December, as we balanced the level of deposits against cost. Additionally, we opened over 1,000 accounts in the first quarter with $60 million in new deposits.

Non-interest bearing deposits decreased $202.5 million, money market deposits decreased $78.2 million while time deposits increased $25.0 million in the first three months of 2023. Non-interest bearing deposits represented 50.3% of total deposits at March 31, 2023, compared to 51.5% at December 31, 2022. The average cost of deposits was 0.20% in the first quarter of 2023 compared to 0.06% in the same period of 2022.

At March 31, 2023, the Bank had $155.4 million outstanding in overnight borrowings and $250.0 million outstanding in short-term borrowings from the Federal Home Loan Bank at rates of 5.11% and 5.21%, respectively. This compared to $112.0 million in overnight borrowings at December 31, 2022 at a rate of 4.65%. The Bank is actively evaluating strategies for reducing borrowings in the current environment and as market conditions change. Total immediate contingent funding sources, including unrestricted cash, unencumbered available-for-sale securities, and remaining borrowing capacity was $1.932 billion, or 59% of total deposits and 181% of estimated uninsured deposits as of March 31, 2023.

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

Management reviews capital ratios on a regular basis and produces a five-year capital plan semi-annually to ensure that capital exceeds the prescribed regulatory minimums and is adequate to meet our anticipated future needs.  Stress tests are performed on capital ratios and include scenarios such as additional unrealized losses on the investment portfolio, additional deposit growth and potential share repurchases. For all periods presented, the Bank’s ratios exceed the regulatory definition of “well capitalized” under the regulatory framework for prompt corrective action and Bancorp’s ratios exceed the required minimum ratios to be considered a well-capitalized bank holding company. In addition, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action as of March 31, 2023. There are no conditions or events since that notification that management believes have changed the Bank’s categories and we expect the Bank to remain well capitalized for prompt corrective action purposes.

Bancorp's tangible common equity to tangible assets was 8.7% at March 31, 2023, compared to 8.2% at December 31, 2022. The Bank's tangible common equity to tangible assets was 8.3% at March 31, 2023, compared to 8.1% at December 31, 2022 for the Bank. The pro forma TCE ratio if held-to-maturity securities were treated the same as available-for-sale securities at March 31, 2023 would have been 6.9% (refer to page 41 for a discussion and reconciliation of this non-GAAP financial measure). Management believes this non-GAAP measure is important because it reflects the level of capital available to withstand drastic changes in market conditions. Contingent funding sources, such as the Federal Home Loan Bank and the Federal Reserve BTFP facility, ensure that banks have immediate access to liquidity and alleviate the need to sell securities in an unrealized loss position.

Page-39

The Bancorp’s and Bank’s capital adequacy ratios as of March 31, 2023 and December 31, 2022 are presented in the following tables.

Bancorp Capital Ratios (dollars in thousands)	Actual		Adequately Capitalized Threshold [1]		Threshold to be a Well Capitalized Bank Holding Company
March 31, 2023	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk-weighted assets)	$438,510	16.15%	$285,095	10.50%	$271,519	10.00%
Tier 1 Capital (to risk-weighted assets)	$414,524	15.27%	$230,791	8.50%	$217,215	8.00%
Tier 1 Leverage Capital (to average assets)	$414,524	9.94%	$166,844	4.00%	$208,555	5.00%
Common Equity Tier 1 (to risk-weighted assets)	$414,524	15.27%	$190,063	7.00%	$176,487	6.50%
December 31, 2022
Total Capital (to risk-weighted assets)	$431,667	15.90%	$285,079	10.50%	$271,504	10.00%
Tier 1 Capital (to risk-weighted assets)	$407,912	15.02%	$230,778	8.50%	$217,203	8.00%
Tier 1 Leverage Capital (to average assets)	$407,912	9.60%	$169,948	4.00%	$212,435	5.00%
Common Equity Tier 1 (to risk-weighted assets)	$407,912	15.02%	$190,053	7.00%	$176,478	6.50%

Bank Capital Ratios (dollars in thousands)	Actual		Adequately Capitalized Threshold [1]		Threshold to be Well Capitalized under Prompt Corrective Action Provisions
March 31, 2023	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk-weighted assets)	$424,276	15.63%	$285,083	10.50%	$271,508	10.00%
Tier 1 Capital (to risk-weighted assets)	$400,290	14.74%	$230,782	8.50%	$217,206	8.00%
Tier 1 Leverage Capital (to average assets)	$400,290	9.60%	$166,837	4.00%	$208,546	5.00%
Common Equity Tier 1 (to risk-weighted assets)	$400,290	14.74%	$190,056	7.00%	$176,480	6.50%
December 31, 2022
Total Capital (to risk-weighted assets)	$427,108	15.73%	$285,052	10.50%	$271,478	10.00%
Tier 1 Capital (to risk-weighted assets)	$403,352	14.86%	$230,757	8.50%	$217,183	8.00%
Tier 1 Leverage Capital (to average assets)	$403,352	9.49%	$169,940	4.00%	$212,425	5.00%
Common Equity Tier 1 (to risk-weighted assets)	$403,352	14.86%	$190,035	7.00%	$176,461	6.50%
1 Except for Tier 1 Leverage Capital, the adequately capitalized thresholds reflect the regulatory minimum plus a 2.5% capital conservation buffer as required under the Basel III Capital Standards in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses.

Liquidity and Capital Resources

The goal of liquidity management is to provide adequate funds to meet loan demand and to fund operating activities and deposit withdrawals. We accomplish this goal by maintaining an appropriate level of liquid assets and formal lines of credit with the FHLB, FRBSF and correspondent banks that enable us to borrow funds as seen in the table below and discussed in Note 6 to the Consolidated Financial Statements in ITEM 1 of this report. Our Asset Liability Management Committee ("ALCO"), which is comprised of independent Bank directors and the Bank's Chief Executive Officer, is responsible for approving and monitoring our liquidity targets and strategies. The Bank has long-established minimum liquidity and diversification requirements using tools similar to larger banks such as the Liquidity Coverage Ratio and multi-scenario, long-horizon stress testing. Our contingency funding plan provides for early detection of potential liquidity issues in the market or the Bank and institutes prompt responses that may prevent or alleviate a potential liquidity crisis. Management monitors liquidity daily and regularly adjusts our position based on current and future liquidity needs. We also have relationships with third-party deposit networks and can adjust the placement of our deposits via reciprocal or one-way sales as part of our cash management strategy. We maintained $2.2 million in one-way-sale deposits off-balance sheet with deposit networks at March 31, 2023 and December 31, 2022.

In February 2023, we enhanced our borrowing capacity at the FHLB by pledging certain held-to-maturity securities to the Securities-Backed Credit Program. In addition, under the Federal Reserve’s new BTFP facility, we added $283.6 million to our borrowing capacity. Net available contingent funding sources, including unrestricted cash, unencumbered available-for-sale securities and total available borrowing capacity was $1.932 billion, or 181% of estimated uninsured deposits as of March 31, 2023. The Federal Reserve BTFP facility offers borrowing capacity
Page-40

based on par values of securities pledged and attractive borrowing rates. While the Bank has pledged securities and tested the facility, there has been no need to use it. The following table details the components of liquidity as of March 31, 2023.

(in thousands)	Total Available	Amount Used	Net Availability
Internal Sources
Unrestricted cash	$37,993	N/A	$37,993
Unencumbered securities at market value	767,724	N/A	767,724
External Sources
FHLB line of credit	1,037,158	$(405,400)	631,758
FRB line of credit and BTFP facility	344,181	—	344,181
Lines of credit at correspondent banks	150,000	—	150,000
Total Liquidity	$2,337,056	$(405,400)	$1,931,656
Note: Access to brokered deposit purchases through networks such as Intrafi and Reich & Tang and brokered CD sales is not included above.

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

Customer deposits are a significant component of our daily liquidity position. The attraction and retention of new deposits depends upon the variety and effectiveness of our customer account products, service and convenience, rates paid to customers, and our financial strength. The cash cycles and unique business activities of some of our large commercial depositors may cause short-term fluctuations in their deposit balances held with us.

Our cash and cash equivalents decreased $7.4 million in the first three months of 2023. Significant uses of liquidity during 2023 were $322.8 million in withdrawals of deposits, $19.1 million in loan originations and advances, net of principal collected, and $4.0 million in cash dividends paid on common stock to our shareholders.

The most significant sources of liquidity during the first three months of 2023 were increased Federal Home Loan Bank borrowings of $293.4 million, proceeds from principal paydowns of investment securities of $32.9 million, and $13.4 million in net cash provided by operating activities. Refer to the Consolidated Statement of Cash Flows in this Form 10-Q for additional information on our sources and uses of liquidity. Management anticipates that our current strong liquidity position as detailed in the table above is adequate to fund our operations.

Undrawn credit commitments, as discussed in Note 8 to the Consolidated Financial Statements in this Form 10-Q, totaled $529.5 million at March 31, 2023. We expect to fund these commitments to the extent utilized primarily through the repayment of existing loans, principal paydowns of investment securities, and liquid assets. Over the next twelve months, $112.0 million of time deposits will mature. We expect to replace these funds with new deposits or excess liquidity. Our emphasis on local deposits, combined with our immediately available funding sources, provides a very stable base for our liquidity needs. We had borrowings under our credit facilities of $405.4 million at March 31, 2023, and $112.0 million at December 31, 2022, as discussed in Note 6 to the Consolidated Financial Statements in ITEM 1 of this report.

Since Bancorp is a holding company and does not conduct regular banking operations, its primary sources of liquidity are dividends from the Bank. Under the California Financial Code, payment of a dividend from the Bank to Bancorp without advance regulatory approval is restricted to the lesser of the Bank’s retained earnings or the amount of the Bank’s net profits from the previous three fiscal years less the amount of dividends paid during that period. The primary uses of funds for Bancorp are shareholder dividends and ordinary operating expenses.  Bancorp held $14.1 million in cash at March 31, 2023, which is expected to be sufficient to cover Bancorp's operational needs and cash dividends to shareholders through 2023. Management anticipates that there will be sufficient earnings at the Bank to provide dividends to Bancorp to meet its funding requirements for the foreseeable future.

Statement Regarding use of Non-GAAP Financial Measures
Our first quarter 2022 was impacted by costs associated with our acquisition of American River Bank ("ARB"), which we considered immaterial to discuss in this release. For additional information regarding the impact of non-GAAP adjustments to our first quarter 2022 performance measures, refer to Form 10-Q filed on May 9, 2022.
Page-41

In this Form 10-Q, financial results are presented in accordance with GAAP and with reference to certain non-GAAP financial measures. Management believes that, given recent industry turmoil, the presentation of Bancorp's non-GAAP TCE ratio reflecting the after tax impact of unrealized losses on HTM securities provides useful supplemental information to investors because it reflects the level of capital available to withstand drastic changes in market conditions. Because there are limits to the usefulness of this measure to investors, Bancorp encourages readers to consider its annual and quarterly consolidated financial statements and notes related thereto in their entirety, as filed with the Securities and Exchange Commission, and not to rely on any single financial measure. A reconciliation of the non-GAAP TCE ratio is presented below.

Reconciliation of GAAP and Non-GAAP Financial Measures

(in thousands, unaudited)		March 31, 2023
Tangible Common Equity - Bancorp
Total stockholders' equity		$430,174
Goodwill and core deposit intangible		(77,525)
Total TCE	a	352,649
Unrealized losses on HTM securities, net of tax [1]		(76,378)
TCE, net of unrealized losses on HTM securities (non-GAAP)	b	$276,271
Total assets		$4,135,279
Goodwill and core deposit intangible		(77,525)
Total tangible assets	d	4,057,754
Unrealized losses on HTM securities, net of tax [1]		(76,378)
Total tangible assets, net of unrealized losses on HTM securities (non-GAAP)	e	$3,981,376
Bancorp TCE ratio	a / d	8.7%
Bancorp TCE ratio, net of unrealized losses on HTM securities (non-GAAP)	b / e	6.9%
1 Net unrealized losses on held-to-maturity securities as of March 31, 2023 of $108.4 million, as shown in Note 4, net of an estimated $32.0 million in deferred tax benefits based on a blended state and federal statutory tax rate of 29.56%.

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

ALCO and the Board of Directors review our exposure to interest rate risk at least quarterly. We use simulation models to measure interest rate risk and to evaluate strategies to improve profitability in the context of policy guidelines. A simplified statement of condition is prepared on a quarterly basis as a starting point, using instrument level data of our actual loans, investments, borrowings and deposits as inputs. If potential changes to net equity value and net interest income resulting from hypothetical interest rate changes are not within the limits established by the Board of Directors, management may adjust the asset and liability mix to bring the risk position within approved limits or take other actions. Governing policies are subject to review by regulators and are updated to incorporate their observations and to adapt to changes in idiosyncratic and systemic risks. At March 31, 2023, interest rate risk was within policy guidelines established by ALCO and the Board. One set of interest rates modeled and evaluated against flat interest rates and a static balance sheet is a series of immediate parallel shifts
Page-42

in the yield curve. Our most recent analysis of our interest rate sensitivity is provided in the following table as an example rather than an expectation of likely interest rate movements.

Immediate and Parallel Shift in Interest Rates (in basis points)	Estimated Change in Net Interest Income in Year 1, as percent of Net Interest Income	Estimated Change in Net Interest Income in Year 2, as percent of Net Interest Income
up 400	(10.2)%	(0.6)%
up 300	(7.7)%	(0.5)%
up 200	(5.1)%	(0.4)%
up 100	(2.4)%	0.3%
down 100	(0.5)%	(2.3)%
down 200	(1.5)%	(4.2)%

Interest rate sensitivity is a function of the repricing characteristics of our assets and liabilities. The Bank runs a combination of scenarios and sensitivities in its attempt to capture the range of interest rate risk including the simulations mentioned above. As with any simulation model or other method of measuring interest rate risk, limitations are inherent in the process and dependent on assumptions. For example, lower deposit growth than modeled may cause the Bank to increase its borrowing position, thereby increasing its liability sensitivity. Additionally, assets and liabilities may react differently to changes in market interest rates in terms of both timing and responsiveness to market rate movements. Important deposit modeling assumptions include the speed of deposit run-off and the amount by which interest-bearing deposit rates increase or decrease when market interest rates change, otherwise known as the deposit beta. We applied deposit betas up to 45%, averaging 35%, to rates paid on non-maturity interest-bearing deposits in rising rate scenarios, reflected in the table above. The actual rates and timing of prepayments on loans and investment securities could vary significantly from the assumptions applied in the various scenarios. Lastly, uneven changes in different tenors of U.S. Treasury rates that result in changes to the shape of the yield curve could produce different results from those presented in the table. Accordingly, the results presented should not be relied upon as indicative of actual results in the event of changing market interest rates.

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

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2023, there were no significant changes that materially affected, or were reasonably likely to affect, our internal control over financial reporting. The term internal control over financial reporting, as defined by Rule 15d-15(f) of the Act, is a process designed by, or under the supervision of, the issuer's principal executive and principal financial officers, or persons performing similar functions, and effected by the issuer's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.
Page-43

PART II       OTHER INFORMATION

ITEM 1         Legal Proceedings

Refer to Note 12 to the Consolidated Financial Statements in Item 8 of our 2022 Form 10-K and Note 8 to the Consolidated Financial Statements in this Form 10-Q.

ITEM 1A      Risk Factors

Our business is influenced by many factors that are difficult to predict, involve uncertainties that may materially affect actual results and are often beyond our control. In evaluating an investment in Bancorp's common stock, investors should consider, among other things, the risks previously disclosed in Part I, Item 1A, "Risk Factors" of our 2022 Form 10-K, and the information contained in this quarterly report on Form 10-Q and other reports and registration statements filed with the SEC, which are incorporated herein by reference. Other than as noted below, there have been no material changes in the risk factors disclosed in our 2022 Form 10-K.
Recent Negative Developments Affecting the Banking Industry and Resulting Media Coverage Have Eroded Customer and Investor Confidence in the Banking System

The recent high-profile bank failures involving Silicon Valley Bank, Signature Bank, and First Republic Bank, as well as media and market coverage of the Bay Area economy and local financial institutions, have generated significant market volatility among publicly traded bank holding companies and, in particular, regional and community banks like the Company. These market developments have negatively impacted customer confidence in the safety and soundness of regional and community banks. As a result, customers may choose to maintain deposits with larger financial institutions or invest in higher yielding short-term fixed income securities, all of which could materially adversely impact the Company’s liquidity, loan funding capacity, net interest margin, capital and results of operations. Additionally, these recent events have, and could continue to, adversely impact the market price and volatility of the Company’s common stock independent from the Company’s actual underlying financial performance.

Rising Interest Rates Have Decreased the Value of the Company’s Held-To-Maturity and Available-for-Sale Securities Portfolio, and the Company Would Realize Losses if It Were Required to Sell Such Securities to Meet Liquidity Needs

As a result of inflationary pressures and the resulting rapid increases in interest rates over the last year, the trading value of previously issued government and other fixed income securities has declined significantly. These securities make up a majority of the securities portfolio of most banks in the U.S., including the Company’s, resulting in unrealized losses embedded in the held-to-maturity portion of U.S. banks’ securities portfolios and unrealized losses on available-for-sale securities reflected in the Company’s accumulated other comprehensive income. While the Company does not currently intend to sell these securities, if the Company were required to sell such securities to meet liquidity needs, it may incur losses, which could impair the Company’s capital, financial condition, and results of operations and may require the Company to raise additional capital on unfavorable terms, thereby negatively impacting its profitability.

Any Regulatory Examination Scrutiny or New Regulatory Requirements Arising From the Recent Events in the Banking Industry Could Increase the Company’s Expenses and Affect the Company’s Operations

The Company also anticipates increased regulatory scrutiny – in the course of routine examinations and otherwise – and new regulations directed towards banks of similar size to the Bank, designed to address the recent negative developments in the banking industry, all of which may increase the Company’s costs of doing business and reduce its profitability. As primarily a commercial bank, the Bank has a higher percentage of uninsured deposits compared to primarily retail focused banks. As a result, the Bank could face increased scrutiny or be viewed as higher risk by regulators and the investor community.

Page-44

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

The last activity under the program was in the first quarter of 2022. Cumulative shares repurchased under the current program total 618,991 shares at an average price of $36.04 per share, with $34.7 million outstanding as of March 31, 2023. The Bank opted not to repurchase shares in the first quarter, exercising prudence given recent uncertainties in the marketplace and the importance of maintaining capital and liquidity reserves to absorb the impacts of external events the Bank cannot control.

ITEM 3       Defaults upon Senior Securities
None.

ITEM 4      Mine Safety Disclosures
Not applicable.

ITEM 5      Other Information
None.
Page-45

ITEM 6       Exhibits

The following exhibits are filed as part of this report or hereby incorporated by references to filings previously made with the SEC.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
3.01	Articles of Incorporation, as amended	S-4	333-257025	3.01	June 11, 2021
3.02	Bylaws, as amended	S-4	333-257025	3.02	June 11, 2021
4.01	Description of Capital Stock	10-K	001-33572	4.01	March 16, 2023
10.01	Employee Stock Ownership Plan	S-8	333-218274	4.1	May 26, 2017
10.02	2017 Employee Stock Purchase Plan	S-8	333-221219	4.1	October 30, 2017
10.03	2017 Equity Plan, as amended	S-8	333-227840	4.1	October 15, 2018
10.04	2020 Director Stock Plan	S-8	333-239555	4.1	June 30, 2020
10.05	Form of Indemnification Agreement for Directors and Executive Officers, dated August 9, 2007	10-Q	001-33572	10.06	November 7, 2007
10.06	2010 Annual Individual Incentive Compensation Plan, revised 2019	10-K	001-33572	10.07	March 15, 2021
10.07	Salary Continuation Agreement for executive officer Tani Girton, Chief Financial Officer, dated October 18, 2013	8-K	001-33572	10.2	November 4, 2014
10.08	2007 Form of Change in Control Agreement	8-K	001-33572	10.1	October 31, 2007
10.09	Director Deferred Fee Plan, dated December 17, 2020	10-K	001-33572	10.13	March 15, 2021
10.10	Employment Agreement with Timothy Myers, dated September 23, 2021	8-K	001-33572	10.1	September 24, 2021
10.11	Salary Continuation Agreement, as amended for executive officer Timothy Myers, Chief Executive Officer, dated January 1, 2022	8-K	001-33572	10.1	December 21, 2022
10.12	Salary Continuation Agreement for executive officer Nicolette Sloan, Head of Commercial Banking, dated January 1, 2022	8-K	001-33572	10.2	December 21, 2022
10.13	Salary Continuation Agreement for executive officer Misako Stewart, Chief Credit Officer, dated January 1, 2022	8-K	001-33572	10.3	December 21, 2022
10.14	Salary Continuation Agreement for executive officer Brandi Campbell, Head of Retail Banking, dated July 1, 2022	8-K	001-33572	10.4	December 21, 2022
31.01	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					Filed
31.02	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					Filed
32.01	Certification pursuant to 18 U.S.C. §1350 as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002					Filed
101.INS	Inline XBRL Instance Document					Filed
101.SCH	Inline XBRL Taxonomy Extension Schema Document					Filed
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					Filed
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					Filed
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					Filed
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					Filed
Page-46

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bank of Marin Bancorp
(registrant)

May 9, 2023	/s/ Timothy D. Myers
Date	Timothy D. Myers
President and Chief Executive Officer
(Principal Executive Officer)

May 9, 2023	/s/ Tani Girton
Date	Tani Girton
Executive Vice President &
Chief Financial Officer
(Principal Financial Officer)

May 9, 2023	/s/ David A. Merck
Date	David A. Merck
First Vice President & Controller
(Principal Accounting Officer)

Page-47