Form 10-Q
period 2023-06-30
Bank of Marin Bancorp
filed 2023-08-08
CIK 1403475

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023
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
Yes   ☐    No  ☒

As of July 31, 2023, there were 16,120,092 shares of common stock outstanding.

Page-2

PART I       FINANCIAL INFORMATION

ITEM 1.  Financial Statements

BANK OF MARIN BANCORP CONSOLIDATED STATEMENTS OF CONDITION

(in thousands, except share data; unaudited)	June 30, 2023	December 31, 2022
Assets
Cash, cash equivalents and restricted cash	$39,657	$45,424
Investment securities:
Held-to-maturity, at amortized cost (net of zero allowance for credit losses at June 30, 2023 and December 31, 2022)	946,808	972,207
Available-for-sale, at fair value (net of zero allowance for credit losses at June 30, 2023 and December 31, 2022)	770,942	802,096
Total investment securities	1,717,750	1,774,303
Loans, at amortized cost	2,102,796	2,092,546
Allowance for credit losses on loans	(23,832)	(22,983)
Loans, net of allowance for credit losses on loans	2,078,964	2,069,563
Goodwill	72,754	72,754
Bank-owned life insurance	67,367	67,066
Operating lease right-of-use assets	22,739	24,821
Bank premises and equipment, net	8,683	8,134
Core deposit intangible, net	4,431	5,116
Other real estate owned	415	455
Interest receivable and other assets	79,373	79,828
Total assets	$4,092,133	$4,147,464

Liabilities and Stockholders' Equity
Liabilities
Deposits:
Non-interest bearing	$1,588,723	$1,839,114
Interest bearing
Transaction accounts	229,434	287,651
Savings accounts	274,510	338,163
Money market accounts	1,029,082	989,390
Time accounts	203,463	119,030
Total deposits	3,325,212	3,573,348
Short-term borrowings and other obligations	292,572	112,439
Operating lease liabilities	25,220	26,639
Interest payable and other liabilities	25,188	22,946
Total liabilities	3,668,192	3,735,372
Commitments and contingent liabilities (Note 8)
Stockholders' Equity
Preferred stock, no par value, Authorized - 5,000,000 shares, none issued	—	—
Common stock, no par value, Authorized - 30,000,000 shares; issued and outstanding - 16,107,192 and 16,029,138 at June 30, 2023 and December 31, 2022, respectively	216,589	215,057
Retained earnings	276,732	270,781
Accumulated other comprehensive loss, net of taxes	(69,380)	(73,746)
Total stockholders' equity	423,941	412,092
Total liabilities and stockholders' equity	$4,092,133	$4,147,464

The accompanying notes are an integral part of these consolidated financial statements (unaudited).
Page-3

BANK OF MARIN BANCORP CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
	Three months ended			Six months ended
(in thousands, except per share amounts; unaudited)	June 30, 2023	March 31, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Interest income
Interest and fees on loans	$24,579	$24,258	$23,334	$48,837	$47,011
Interest on investment securities	9,994	10,033	8,273	20,027	14,966
Interest on federal funds sold and due from banks	48	56	180	104	286
Total interest income	34,621	34,347	31,787	68,968	62,263
Interest expense
Interest on interest-bearing transaction accounts	234	254	53	488	109
Interest on savings accounts	146	170	32	316	61
Interest on money market accounts	4,292	1,085	438	5,377	916
Interest on time accounts	946	223	67	1,169	81
Interest on borrowings and other obligations	4,873	2,716	—	7,589	1
Total interest expense	10,491	4,448	590	14,939	1,168
Net interest income	24,130	29,899	31,197	54,029	61,095
Provision for (reversal of) credit losses on loans	500	350	—	850	(485)
Reversal of credit losses on unfunded loan commitments	(168)	(174)	—	(342)	(318)
Net interest income after provision for (reversal of) credit losses	23,798	29,723	31,197	53,521	61,898
Non-interest income
Wealth Management and Trust Services	559	511	630	1,070	1,230
Earnings on bank-owned life insurance, net	362	705	298	1,067	711
Service charges on deposit accounts	520	533	465	1,053	953
Debit card interchange fees, net	555	447	531	1,002	1,036
Dividends on Federal Home Loan Bank stock	290	302	249	592	508
Merchant interchange fees, net	127	133	149	260	289
Other income	326	304	406	630	868
Total non-interest income	2,739	2,935	2,728	5,674	5,595
Non-interest expense
Salaries and related benefits	11,416	10,930	10,341	22,346	21,889
Occupancy and equipment	1,980	2,414	1,891	4,394	3,798
Data processing	922	1,045	1,199	1,967	2,476
Professional services	797	1,123	665	1,920	1,578
Depreciation and amortization	400	882	393	1,282	845
Federal Deposit Insurance Corporation insurance	666	289	296	955	586
Information technology	357	370	468	727	946
Charitable contributions	638	49	511	687	556
Amortization of core deposit intangible	340	345	374	685	754
Directors' expense	300	321	294	621	605
Other real estate owned	44	4	3	48	5
Other expense	2,805	2,008	2,471	4,813	4,243
Total non-interest expense	20,665	19,780	18,906	40,445	38,281
Income before provision for income taxes	5,872	12,878	15,019	18,750	29,212
Provision for income taxes	1,321	3,438	3,953	4,759	7,681
Net income	$4,551	$9,440	$11,066	$13,991	$21,531
Net income per common share:
Basic	$0.28	$0.59	$0.70	$0.88	$1.35
Diluted	$0.28	$0.59	$0.69	$0.87	$1.35
Weighted average shares:
Basic	16,009	15,970	15,921	15,990	15,898
Diluted	16,016	15,999	15,955	16,008	15,950
Comprehensive (loss) income:
Net income	$4,551	$9,440	$11,066	$13,991	$21,531
Other comprehensive (loss) income:
Change in net unrealized gains or losses on available-for-sale securities	(10,928)	16,213	(27,050)	5,285	(65,278)
Net unrealized losses on securities transferred from available-for-sale to held-to-maturity	—	—	—	—	(14,847)
Amortization of net unrealized losses on securities transferred from available-for-sale to held-to-maturity	451	463	472	914	616
Other comprehensive (loss) income, before tax	(10,477)	16,676	(26,578)	6,199	(79,509)
Deferred tax (benefit) expense	(3,097)	4,930	(7,857)	1,833	(23,505)
Other comprehensive (loss) income, net of tax	(7,380)	11,746	(18,721)	4,366	(56,004)
Total comprehensive (loss) income	$(2,829)	$21,186	$(7,655)	$18,357	$(34,473)

The accompanying notes are an integral part of these consolidated financial statements (unaudited).
Page-4

BANK OF MARIN BANCORP CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the three months ended June 30, 2023 and 2022

(in thousands, except share data; unaudited)	Common Stock		Retained Earnings	Accumulated Other Comprehensive (Loss) Income, Net of Taxes	Total
	Shares	Amount
	Three months ended June 30, 2023
Balance at April 1, 2023	16,107,210	$215,965	$276,209	$(62,000)	$430,174
Net income	—	—	4,551	—	4,551
Other comprehensive loss, net of tax	—	—	—	(7,380)	(7,380)
Stock issued under employee stock purchase plan	741	12	—	—	12
Stock issued under employee stock ownership plan	19,700	424	—	—	424
Restricted stock surrendered for tax withholdings upon vesting	(285)	(4)	—	—	(4)
Restricted stock forfeited / cancelled	(20,174)	—	—	—	—
Stock-based compensation - stock options	—	21	—	—	21
Stock-based compensation - restricted stock	—	171	—	—	171
Cash dividends paid on common stock ($0.25 per share)	—	—	(4,028)	—	(4,028)
Balance at June 30, 2023	16,107,192	$216,589	$276,732	$(69,380)	$423,941
	Three months ended June 30, 2022
Balance at April 1, 2022	16,003,847	$213,204	$246,511	$(39,307)	$420,408
Net income	—	—	11,066	—	11,066
Other comprehensive loss, net of tax	—	—	—	(18,721)	(18,721)
Stock options exercised, net of shares surrendered for cashless exercises and tax withholdings	4,768	81	—	—	81
Stock issued under employee stock purchase plan	936	30	—	—	30
Stock issued under employee stock ownership plan	13,000	412	—	—	412
Restricted stock surrendered for tax withholdings upon vesting	(333)	(11)	—	—	(11)
Restricted stock forfeited / cancelled	(12,618)	—	—	—	—
Stock-based compensation - stock options	—	29	—	—	29
Stock-based compensation - restricted stock	—	119	—	—	119
Cash dividends paid on common stock ($0.24 per share)	—	—	(3,840)	—	(3,840)
Balance at June 30, 2022	16,009,600	$213,864	$253,737	$(58,028)	$409,573

The accompanying notes are an integral part of these consolidated financial statements (unaudited).

BANK OF MARIN BANCORP CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the six months ended June 30, 2023 and 2022

(in thousands, except share data; unaudited)	Common Stock		Retained Earnings	Accumulated Other Comprehensive (Loss) Income, Net of Taxes	Total
	Shares	Amount
	Six months ended June 30, 2023
Balance at January 1, 2023	16,029,138	$215,057	$270,781	$(73,746)	$412,092
Net income	—	—	13,991	—	13,991
Other comprehensive income, net of tax	—	—	—	4,366	4,366
Stock options exercised, net of shares surrendered for cashless exercises and tax withholdings	11,530	230	—	—	230
Stock issued under employee stock purchase plan	1,156	21	—	—	21
Stock issued under employee stock ownership plan	34,000	847	—	—	847
Restricted stock granted	49,428	—	—	—	—
Restricted stock surrendered for tax withholdings upon vesting	(2,498)	(70)	—	—	(70)
Restricted stock forfeited / cancelled	(20,174)	—	—	—	—
Stock-based compensation - stock options	—	137	—	—	137
Stock-based compensation - restricted stock	—	217	—	—	217
Cash dividends paid on common stock ($0.50 per share)	—	—	(8,040)	—	(8,040)
Stock issued in payment of director fees	4,612	150	—	—	150
Balance at June 30, 2023	16,107,192	$216,589	$276,732	$(69,380)	$423,941
	Six months ended June 30, 2022
Balance at January 1, 2022	15,929,243	$212,524	$239,868	$(2,024)	$450,368
Net income	—	—	21,531	—	21,531
Other comprehensive loss, net of tax	—	—	—	(56,004)	(56,004)
Stock options exercised, net of shares surrendered for cashless exercises and tax withholdings	40,311	820	—	—	820
Stock issued under employee stock purchase plan	936	30	—	—	30
Stock issued under employee stock ownership plan	25,000	829	—	—	829
Restricted stock granted	46,672	—	—	—	—
Restricted stock surrendered for tax withholdings upon vesting	(1,169)	(40)	—	—	(40)
Restricted stock forfeited / cancelled	(13,267)	—	—	—	—
Stock-based compensation - stock options	—	115	—	—	115
Stock-based compensation - restricted stock	—	270	—	—	270
Cash dividends paid on common stock ($0.48 per share)	—	—	(7,662)	—	(7,662)
Stock issued in payment of director fees	5,149	193	—	—	193
Stock repurchased, including commissions	(23,275)	(877)	—	—	(877)
Balance at June 30, 2022	16,009,600	$213,864	$253,737	$(58,028)	$409,573
The accompanying notes are an integral part of these consolidated financial statements (unaudited).

Page-5

BANK OF MARIN BANCORP CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended June 30, 2023 and 2022

(in thousands; unaudited)	2023	2022
Cash Flows from Operating Activities:
Net income	$13,991	$21,531
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for (reversal of) credit losses on loans	850	(485)
Reversal of credit losses on unfunded loan commitments	(342)	(318)
Noncash contribution expense to employee stock ownership plan	847	829
Noncash director compensation expense	150	193
Stock-based compensation expense	354	385
Amortization of core deposit intangible	685	754
Amortization of investment security premiums, net of accretion of discounts	3,781	4,963
(Accretion of discounts) amortization of premiums on acquired loans, net	(415)	281
Net change in deferred loan origination costs/fees	(588)	(2,322)
Write-down of other real estate owned	40	—
Depreciation and amortization	1,282	845
Earnings on bank-owned life insurance policies	(1,067)	(711)
Net changes in interest receivable and other assets	(1,354)	(443)
Net changes in interest payable and other liabilities	3,284	(5,894)
Total adjustments	7,507	(1,923)
Net cash provided by operating activities	21,498	19,608
Cash Flows from Investing Activities:
Purchase of held-to-maturity securities	—	(208,784)
Purchase of available-for-sale securities	—	(243,459)
Proceeds from paydowns/maturities of held-to-maturity securities	25,377	16,827
Proceeds from paydowns/maturities of available-for-sale securities	33,595	76,276
(Increase) decrease in loans receivable, net	(9,271)	93,875
Proceeds from bank-owned life insurance policies	766	350
Purchase of premises and equipment	(1,823)	(354)
Cash paid for low income housing tax credit investment	(39)	(30)
Net cash provided by (used in) investing activities	48,605	(265,299)
Cash Flows from Financing Activities:
Net (decrease) increase in deposits	(248,136)	22,120
Proceeds from short-term Federal Home Loan Bank borrowings, net	180,200	—
Repayment of finance lease obligations	(75)	(63)
Proceeds from stock options exercised	230	820
Restricted stock surrendered for tax withholdings upon vesting	(70)	(40)
Cash dividends paid on common stock	(8,040)	(7,662)
Stock repurchased, including commissions	—	(1,250)
Proceeds from stock issued under employee and director stock purchase plans	21	30
Net cash (used in) provided by financing activities	(75,870)	13,955
Net decrease in cash, cash equivalents and restricted cash	(5,767)	(231,736)
Cash, cash equivalents and restricted cash at beginning of period	45,424	347,641
Cash, cash equivalents and restricted cash at end of period	$39,657	$115,905
Supplemental disclosure of cash flow information:
Cash paid in interest	$14,151	$1,175
Cash paid in income taxes	$—	$8,450
Supplemental disclosure of noncash investing and financing activities:
Change in net unrealized gains or losses on available-for-sale securities	$5,285	$(65,278)
Securities transferred from available-for-sale to held-to-maturity, at fair value	$—	$357,482
Amortization of net unrealized loss on available-for-sale securities transferred to held-to-maturity	$914	$616
Purchase of investment securities not yet settled	$—	$40,278
Stock issued to employee stock ownership plan	$847	$829
Restricted cash[1]	$—	$930
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

Although we believe that the disclosures are adequate and the information presented is not misleading, we suggest that these interim financial statements be read in conjunction with the annual financial statements and the notes thereto included in our 2022 Annual Report on Form 10-K.  In the opinion of management, the unaudited consolidated financial statements reflect all adjustments, which are necessary for a fair presentation of the consolidated financial position, the results of operations, changes in comprehensive income (loss), changes in stockholders’ equity, and cash flows for the periods presented. All material intercompany transactions have been eliminated. The results of these interim periods may not be indicative of the results for the full year or for any other period.

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

	Three months ended		Six months ended
(in thousands, except per share data)	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Weighted average basic common shares outstanding	16,009	15,921	15,990	15,898
Potentially dilutive common shares related to:
Stock options	—	24	7	38
Unvested restricted stock awards	7	10	11	14
Weighted average diluted common shares outstanding	16,016	15,955	16,008	15,950
Net income	$4,551	$11,066	$13,991	$21,531
Basic EPS	$0.28	$0.70	$0.88	$1.35
Diluted EPS	$0.28	$0.69	$0.87	$1.35
Weighted average anti-dilutive common shares not included in the calculation of diluted EPS	389	230	358	167

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
Page-7

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

Accounting Standards Not Yet Effective
In March 2020, the FASB issued Accounting Standards Update ("ASU") No. 2020-04, Reference Rate Reform (Topic 848). The amendments in this ASU are elective and provide optional guidance for a limited period of time to ease the potential burden of accounting for, or recognizing the effects of reference rate reform. The amendments in this ASU provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. Topic 848 was further amended in January 2021 with ASU No. 2021-01, which provided additional guidance on certain optional expedients and scope of derivative instruments, and in December 2022 with ASU 2022-06, which extended the sunset date of Topic 848 to December 31, 2024 given the UK Financial Conduct Authority ("FCA") March 2021 announcement that the intended cessation date of certain tenors of USD LIBOR would be June 30, 2023. An entity may elect the amendments in these updates at an interim period with adoption methods varying based on transaction type. As of June 30, 2023, we had four interest rate swap contracts with notional values totaling $11.5 million indexed to LIBOR, which transitioned to the Secured Overnight Financing Rate ("SOFR") effective July 1, 2023. The transition to SOFR did not have a material impact to either our financial condition or results of operations.

In June 2022, the FASB issued ASU No. 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. The amendment reduces diversity in practice by clarifying that a separate contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. In addition, this ASU provided amended examples to illustrate that a restriction that is a characteristic of the equity security, which market participants would take into account when pricing them, would be considered in measuring fair value. This ASU also introduces new disclosure requirements. The amendments are effective prospectively for years beginning after December 15, 2023. Early adoption is permitted for both interim and annual financial statements. As discussed in Note 4, Investment Securities, on July 13, 2023 we sold our remaining shares of Visa Inc. Class B restricted common stock. As a result of the sale, this update will not impact our financial condition, results of operations or disclosures.

In March 2023, the FASB issued ASU No. 2023-01, Leases (Topic 842): Common Control Arrangements. For public companies, the amendment requires entities to amortize leasehold improvements associated with common control lease arrangements over the useful life of the improvements to the common control group, as opposed to the shorter of the remaining lease term and the useful life of the improvements for all other operating leases. The amendments are effective for years beginning after December 15, 2023, and may be adopted either prospectively or retrospectively. Early adoption is permitted for both interim and annual financial statements. We currently do not have common control lease arrangements, and therefore do not anticipate that the amendments will impact our financial condition and results of operations.

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
Page-8

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

The following table summarizes our assets and liabilities that were required to be recorded at fair value on a recurring basis.
Page-9

(in thousands) Description of Financial Instruments	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Measurement Categories: Changes in Fair Value Recorded In1
June 30, 2023
Securities available-for-sale:
Mortgage-backed securities and collateralized mortgage obligations issued by U.S. government-sponsored agencies	$449,823	$—	$449,823	$—	OCI
SBA-backed securities	$36,649	$—	$36,649	$—	OCI
Debentures of government sponsored agencies	$135,868	$—	$135,868	$—	OCI
U.S. Treasury securities	$10,334	$10,334	$—	$—	OCI
Obligations of state and political subdivisions	$102,916	$—	$102,916	$—	OCI
Corporate bonds	$34,043	$—	$34,043	$—	OCI
Asset-backed securities	$1,309	$—	$1,309	$—	OCI
Derivative financial assets (interest rate contracts)	$631	$—	$631	$—	NI
December 31, 2022
Securities available-for-sale:
Mortgage-backed securities and collateralized mortgage obligations issued by U.S. government-sponsored agencies	$475,505	$—	$475,505	$—	OCI
SBA-backed securities	$44,355	$—	$44,355	$—	OCI
Debentures of government sponsored agencies	$135,106	$—	$135,106	$—	OCI
U.S. Treasury securities	$10,269	$10,269	$—	$—	OCI
Obligations of state and political subdivisions	$102,123	$—	$102,123	$—	OCI
Corporate bonds	$33,276	$—	$33,276	$—	OCI
Asset-backed securities	$1,462	$—	$1,462	$—	OCI
Derivative financial assets (interest rate contracts)	$602	$—	$602	$—	NI
 1 Other comprehensive income ("OCI") or net income ("NI").

Available-for-sale securities are recorded at fair value on a recurring basis. When available, quoted market prices (Level 1) are used to determine the fair value of available-for-sale securities. Level 1 securities include U.S. Treasury securities. If quoted market prices are not available, we obtain pricing information from a reputable third-party service provider, who may utilize valuation techniques that use current market-based or independently sourced parameters, such as bid/ask prices, dealer-quoted prices, interest rates, benchmark yield curves, prepayment speeds, probability of default, loss severity and credit spreads (Level 2).   Level 2 securities include asset-backed securities, obligations of state and political subdivisions, U.S. agencies or government-sponsored agencies' debt securities, mortgage-backed securities, government agency-issued, and corporate bonds. As of June 30, 2023 and December 31, 2022, there were no Level 3 securities.

Held-to-maturity securities may be subject to an allowance for credit losses as a result of our evaluation of expected losses due to credit quality factors. We did not record any credit loss expense on held-to-maturity securities during the six months ended June 30, 2023 or June 30, 2022. Fair value of held-to-maturity securities is determined using the same techniques discussed above for available-for-sale securities.

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

The following table presents the carrying value of assets measured at fair value on a non-recurring basis and that were held in the consolidated statements of condition at each respective period end, by level within the fair value hierarchy as of June 30, 2023 and December 31, 2022.

(in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2023
Other real estate owned	$415	$—	$—	$415
December 31, 2022
Other real estate owned	$455	$—	$—	$455

On July 12, 2023, the Bank completed the sale of its only other real estate owned property and realized a negligible gain after sales costs.

Disclosures about Fair Value of Financial Instruments

The table below is a summary of fair value estimates for financial instruments as of June 30, 2023 and December 31, 2022, excluding financial instruments recorded at fair value on a recurring basis (summarized in the first table in this note). The carrying amounts in the following table are recorded in the consolidated statements of condition under the indicated captions. Further, we have not disclosed the fair value of financial instruments specifically excluded from disclosure requirements such as bank-owned life insurance policies ("BOLI"), lease obligations and non-maturity deposit liabilities. Additionally, we held shares of Federal Home Loan Bank ("FHLB") of San Francisco stock at cost and Visa Inc. Class B common stock with no carrying value, as there was no impairment or changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer as of June 30, 2023 or December 31, 2022. The values are discussed in Note 4, Investment Securities.
Page-11

	June 30, 2023			December 31, 2022
(in thousands)	Carrying Amounts	Fair Value	Fair Value Hierarchy	Carrying Amounts	Fair Value	Fair Value Hierarchy
Financial assets (recorded at amortized cost):
Cash and cash equivalents	$39,657	$39,657	Level 1	$45,424	$45,424	Level 1
Investment securities held-to-maturity	946,808	826,067	Level 2	972,207	845,239	Level 2
Loans, net	2,078,964	1,985,481	Level 3	2,069,563	1,993,866	Level 3
Interest receivable	12,810	12,810	Level 2	13,069	13,069	Level 2
Financial liabilities (recorded at amortized cost):
Time deposits	203,463	204,679	Level 2	119,030	118,333	Level 2
Federal Home Loan Bank short-term borrowings	292,200	292,200	Level 2	112,000	112,000	Level 2
Interest payable	868	868	Level 2	75	75	Level 2

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
The value of off-balance-sheet financial instruments is estimated based on the fee income associated with the commitments, which in the absence of credit exposure, is considered to approximate their settlement value. The fair value of commitment fees was not material as of June 30, 2023 or December 31, 2022.

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

Page-12

A summary of the amortized cost, fair value and allowance for credit losses related to securities held-to-maturity as of June 30, 2023 and December 31, 2022 is presented below.

Held-to-maturity:	Amortized Cost [1]	Allowance for Credit Losses	Net Carrying Amount	Gross Unrealized		Fair Value
(in thousands)				Gains	(Losses)
June 30, 2023
Securities of U.S. government-sponsored enterprises:
MBS pass-through securities issued by FHLMC, FNMA and GNMA	$316,968	$—	$316,968	$—	$(48,904)	$268,064
CMOs issued by FHLMC	231,217	—	231,217	177	(27,759)	203,635
CMOs issued by FNMA	106,894	—	106,894	113	(6,436)	100,571
CMOs issued by GNMA	51,511	—	51,511	216	(3,271)	48,456
SBA-backed securities	1,977	—	1,977	—	(130)	1,847
Debentures of government-sponsored agencies	145,973	—	145,973	—	(24,087)	121,886
Obligations of state and political subdivisions	62,268	—	62,268	6	(9,029)	53,245
Corporate bonds	30,000	—	30,000	—	(1,637)	28,363
Total held-to-maturity	$946,808	$—	$946,808	$512	$(121,253)	$826,067
December 31, 2022
Securities of U.S. government-sponsored enterprises:
MBS pass-through securities issued by FHLMC, FNMA and GNMA	$331,281	$—	$331,281	$—	$(50,147)	$281,134
CMOs issued by FHLMC	235,971	—	235,971	59	(29,503)	206,527
CMOs issued by FNMA	111,904	—	111,904	—	(5,419)	106,485
CMOs issued by GNMA	52,356	—	52,356	11	(3,076)	49,291
SBA-backed securities	2,372	—	2,372	—	(133)	2,239
Debentures of government-sponsored agencies	145,823	—	145,823	—	(26,467)	119,356
Obligations of state and political subdivisions	62,500	—	62,500	—	(10,741)	51,759
Corporate bonds	30,000	—	30,000	—	(1,552)	28,448
Total held-to-maturity	$972,207	$—	$972,207	$70	$(127,038)	$845,239
[1] Amortized cost and fair values exclude accrued interest receivable of $3.6 million and $3.7 million at June 30, 2023 and December 31, 2022, respectively, which is included in interest receivable and other assets in the consolidated statements of condition.

Management measures expected credit losses on held-to-maturity securities collectively by major security type with each type sharing similar risk characteristics, and considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. With regard to MBSs and CMOs issued or guaranteed by the GSEs, and SBA-backed securities, we expect to receive all the contractual principal and interest on these securities as such securities are backed by the full faith and credit of and/or guaranteed by the U.S. government. Accordingly, no allowance for credit losses has been recorded for these securities. With regard to securities issued by states and political subdivisions and corporate bonds, management considers: (i) issuer and/or guarantor credit ratings, (ii) historical probability of default and loss given default rates for given bond ratings and remaining maturity, (iii) whether issuers continue to make timely principal and interest payments under the contractual terms of the securities, (iv) internal credit review of the financial information, and (v) whether or not such securities have credit enhancements such as guarantees, contain a defeasance clause, or are pre-refunded by the issuers. Based on our comprehensive analysis, no credit losses are expected.

The following table summarizes the amortized cost of our portfolio of held-to-maturity securities issued by states and political subdivisions and corporate bonds by Moody's and/or Standard & Poor's bond ratings as of June 30, 2023.

	Obligations of state and political subdivisions		Corporate bonds
(in thousands)	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022
AAA / Aaa	$42,783	$42,986	$—	$—
AA / Aa	19,485	19,514	—	—
A2 / A	—	—	30,000	30,000
Total	$62,268	$62,500	$30,000	$30,000

Page-13

A summary of the amortized cost, fair value and allowance for credit losses related to securities available-for-sale as of June 30, 2023 and December 31, 2022 is presented below.

Available-for-sale:	Amortized Cost [1]	Gross Unrealized		Allowance for Credit Losses	Fair Value
(in thousands)		Gains	(Losses)
June 30, 2023
Securities of U.S. government-sponsored enterprises:
MBS pass-through securities issued by FHLMC, FNMA and GNMA	$102,420	$2	$(11,758)	$—	$90,664
CMOs issued by FHLMC	333,374	—	(32,162)	—	301,212
CMOs issued by FNMA	32,916	—	(3,816)	—	29,100
CMOs issued by GNMA	32,193	31	(3,377)	—	28,847
SBA-backed securities	39,824	—	(3,175)	—	36,649
Debentures of government- sponsored agencies	149,129	—	(13,261)	—	135,868
U.S. Treasury securities	11,914	—	(1,580)	—	10,334
Obligations of state and political subdivisions	116,040	36	(13,160)	—	102,916
Corporate bonds	36,991	—	(2,948)	—	34,043
Asset-backed securities	1,365	—	(56)	—	1,309
Total available-for-sale	$856,166	$69	$(85,293)	$—	$770,942
December 31, 2022
Securities of U.S. government-sponsored enterprises:
MBS pass-through securities issued by FHLMC, FNMA and GNMA	$109,736	$3	$(12,133)	$—	$97,606
CMOs issued by FHLMC	347,437	—	(33,682)	—	313,755
CMOs issued by FNMA	36,172	—	(3,852)	—	32,320
CMOs issued by GNMA	35,120	—	(3,296)	—	31,824
SBA-backed securities	47,724	2	(3,371)	—	44,355
Debentures of government- sponsored agencies	149,114	—	(14,008)	—	135,106
U.S. Treasury securities	11,904	—	(1,635)		10,269
Obligations of state and political subdivisions	116,855	29	(14,761)	—	102,123
Corporate bonds	36,990	—	(3,714)	—	33,276
Asset-backed securities	1,553	—	(91)	—	1,462
Total available-for-sale	$892,605	$34	$(90,543)	$—	$802,096
[1] Amortized cost and fair value exclude accrued interest receivable of $3.1 million and $3.2 million at June 30, 2023 and December 31, 2022, respectively, which is included in interest receivable and other assets in the consolidated statements of condition.

As part of our ongoing review of our investment securities portfolio, we reassessed the classification of certain securities issued by government sponsored agencies. In March 2022, we transferred $357.5 million of these securities from available-for-sale to held-to-maturity at fair value. We intend and have the ability to hold these securities to maturity. The net unrealized pre-tax loss of $14.8 million that remained and the related accumulated other comprehensive loss are accreted to interest income over the remaining lives of the securities. Because these entries offset each other, there was no impact to net income.

The amortized cost and fair value of investment debt securities by contractual maturity at June 30, 2023 and December 31, 2022 are shown below. Expected maturities may differ from contractual maturities if the issuers of the securities have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2023				December 31, 2022
	Held-to-Maturity		Available-for-Sale		Held-to-Maturity		Available-for-Sale
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$—	$—	$26,665	$25,344	$450	$446	$1,254	$1,239
After one but within five years	89,625	85,060	354,735	324,368	87,418	83,663	335,813	307,843
After five years through ten years	266,785	227,818	130,738	117,530	262,072	222,280	185,997	166,273
After ten years	590,398	513,189	344,028	303,700	622,267	538,850	369,541	326,741
Total	$946,808	$826,067	$856,166	$770,942	$972,207	$845,239	$892,605	$802,096

Page-14

There were no sales of investment securities in either the first half of 2023 or 2022. However, in July 2023, the Bank sold $82.7 million of available-for-sale securities for a net loss of $2.8 million. In addition, on July 13, 2023, the Bank sold its remaining investment in Visa Inc. Class B restricted common stock, which had a zero carrying value, for a $2.8 million gain.

Three months ended
The carrying values of pledged investment securities are shown in the following table:

(in thousands)	June 30, 2023	December 31, 2022
Pledged to the State of California:
Secure public deposits in compliance with the Local Agency Security Program	$199,327	$235,587
Collateral for trust deposits	672	677
Collateral for Wealth Management and Trust Services checking account	565	569
Total investment securities pledged to the State of California	200,564	236,833
Bankruptcy trustee deposits pledged with Federal Reserve Bank	1,594	1,737
Pledged to FHLB Securities-Backed Credit Program	391,668	—
Pledged to the Federal Reserve Bank Term Funding Program ("BTFP")	274,215	—
Total pledged investment securities	$868,041	$238,570

There were 396 and 407 securities in unrealized loss positions at June 30, 2023 and December 31, 2022, respectively. Those securities are summarized and classified according to the duration of the loss period in the tables below:

June 30, 2023	< 12 continuous months		≥ 12 continuous months		Total securities in a loss position
(in thousands)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
Held-to-maturity:
MBS pass-through securities issued by FHLMC, FNMA and GNMA	$4,178	$(132)	$263,886	$(48,772)	$268,064	$(48,904)
CMOs issued by FHLMC	31,915	(1,171)	162,369	(26,588)	194,284	(27,759)
CMOs issued by FNMA	43,167	(2,064)	39,161	(4,372)	82,328	(6,436)
CMOs issued by GNMA	27,024	(1,895)	9,902	(1,376)	36,926	(3,271)
SBA-backed securities	—	—	1,847	(130)	1,847	(130)
Debentures of government-sponsored agencies	29,245	(749)	92,642	(23,338)	121,887	(24,087)
Obligations of state and political subdivisions	—	—	50,154	(9,029)	50,154	(9,029)
Corporate bonds	—	—	28,363	(1,637)	28,363	(1,637)
Total held-to-maturity	135,529	(6,011)	648,324	(115,242)	783,853	(121,253)
Available-for-sale:
MBS pass-through securities issued by FHLMC, FNMA and GNMA	4,422	(177)	85,498	(11,581)	89,920	(11,758)
CMOs issued by FHLMC	12	—	301,200	(32,162)	301,212	(32,162)
CMOs issued by FNMA	37	(1)	29,063	(3,815)	29,100	(3,816)
CMOs issued by GNMA	—	—	25,070	(3,377)	25,070	(3,377)
SBA-backed securities	29	—	36,309	(3,175)	36,338	(3,175)
Debentures of government- sponsored agencies	—	—	135,868	(13,261)	135,868	(13,261)
U.S. Treasury securities	—	—	10,334	(1,580)	10,334	(1,580)
Obligations of state and political subdivisions	4,799	(54)	90,869	(13,106)	95,668	(13,160)
Corporate bonds	—	—	34,043	(2,948)	34,043	(2,948)
Asset-backed securities	—	—	1,309	(56)	1,309	(56)
Total available-for-sale	9,299	(232)	749,563	(85,061)	758,862	(85,293)
Total securities at loss position	$144,828	$(6,243)	$1,397,887	$(200,303)	$1,542,715	$(206,546)
Page-15

December 31, 2022	< 12 continuous months		≥ 12 continuous months		Total securities in a loss position
(in thousands)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
Held-to-maturity:
MBS pass-through securities issued by FHLMC, FNMA and GNMA	$62,627	$(5,960)	$218,507	$(44,187)	$281,134	$(50,147)
CMOs issued by FHLMC	78,144	(5,874)	113,796	(23,629)	191,940	(29,503)
CMOs issued by FNMA	106,485	(5,419)	—	—	106,485	(5,419)
CMOs issued by GNMA	27,570	(1,676)	10,331	(1,400)	37,901	(3,076)
SBA-backed securities	2,239	(133)	—	—	2,239	(133)
Debentures of government- sponsored agencies	38,645	(2,530)	80,711	(23,937)	119,356	(26,467)
Obligations of state and political subdivisions	15,155	(589)	36,603	(10,152)	51,758	(10,741)
Corporate Bonds	28,448	(1,552)	—	—	28,448	(1,552)
Total held-to-maturity	359,313	(23,733)	459,948	(103,305)	819,261	(127,038)
Available-for-sale:
MBS pass-through securities issued by FHLMC, FNMA and GNMA	44,630	(4,501)	52,235	(7,632)	96,865	(12,133)
CMOs issued by FHLMC	169,760	(15,144)	143,995	(18,538)	313,755	(33,682)
CMOs issued by FNMA	4,790	(235)	27,529	(3,617)	32,319	(3,852)
CMOs issued by GNMA	8,214	(374)	23,612	(2,922)	31,826	(3,296)
SBA-backed securities	37,845	(3,228)	6,133	(143)	43,978	(3,371)
Debentures of government- sponsored agencies	19,054	(946)	116,052	(13,062)	135,106	(14,008)
U.S. Treasury securities	—	—	10,269	(1,635)	10,269	(1,635)
Obligations of state and political subdivisions	70,402	(9,459)	28,711	(5,302)	99,113	(14,761)
Corporate Bonds	—	—	33,276	(3,714)	33,276	(3,714)
Asset-backed securities	—	—	1,462	(91)	1,462	(91)
Total available-for-sale	354,695	(33,887)	443,274	(56,656)	797,969	(90,543)
Total securities at loss position	$714,008	$(57,620)	$903,222	$(159,961)	$1,617,230	$(217,581)

As of June 30, 2023, the investment portfolio included 373 investment securities that had been in a continuous loss position for twelve months or more and 23 investment securities that had been in a loss position for less than twelve months.

Securities issued by government-sponsored enterprises, such as FNMA and FHLMC, usually have implicit credit support by the U.S. federal government. However, since 2008, FNMA and FHLMC have been under government conservatorship and, therefore, contractual cash flows for these investments carry explicit guarantees by the U.S. federal government. Securities issued by the SBA and GNMA have explicit credit guarantees by the U.S. federal government, which protects us from credit losses on the contractual cash flows of the securities.
Our investment in obligations of state and political subdivisions bonds are deemed credit worthy after our comprehensive analysis of the issuers' latest financial information, credit ratings by major credit agencies, and/or credit enhancements.
No allowances for credit losses have been recognized on available-for-sale securities in an unrealized loss position, as management does not believe any of the securities are impaired due to credit risk factors at either June 30, 2023 or December 31, 2022.

On July 7, 2023, the Bank entered into various interest rate swap agreements with notional values totaling $101.8 million to hedge balance sheet interest rate sensitivity and protect selected securities in its available-for-sale portfolio against changes in fair value related to changes in the benchmark interest rate. For additional details, refer to Note 9, Derivative Financial Instruments and Hedging Activities.
Page-16

Non-Marketable Securities Included in Other Assets

FHLB Capital Stock

As a member of the FHLB, we are required to maintain a minimum investment in FHLB capital stock determined by the Board of Directors of the FHLB. The minimum investment requirements can increase in the event we increase our total asset size or borrowings with the FHLB. Shares cannot be purchased or sold except between the FHLB and its members at the $100 per share par value. We held $16.7 million of FHLB stock included in other assets on the consolidated statements of condition at both June 30, 2023 and December 31, 2022. The carrying amounts of these investments are reasonable estimates of fair value because the securities are restricted to member banks and they do not have a readily determinable market value. Based on our analysis of FHLB's financial condition and certain qualitative factors, we determined that the FHLB stock was not impaired at June 30, 2023 and December 31, 2022. On July 27, 2023, FHLB announced a cash dividend for the second quarter of 2023 at an annualized dividend rate of 7.75% to be distributed on August 10, 2023. Cash dividends paid on FHLB capital stock are recorded as non-interest income.

VISA Inc. Class B Common Stock

As a member bank of Visa U.S.A., we held 10,439 shares of Visa Inc. Class B common stock at June 30, 2023 and December 31, 2022. These shares had a carrying value of zero and were restricted from resale to non-member banks of Visa U.S.A. until their conversion into Class A (voting) shares upon the termination of Visa Inc.'s Covered Litigation escrow account. Because of the restriction and the uncertainty on the conversion rate to Class A shares, these shares lacked a readily determinable fair value. On July 13, 2023, the Bank sold the entirety of its remaining investment in Visa Inc. Class B restricted common stock for a $2.8 million gain.

For further information on the Covered Litigation, refer to Note 8, Commitments and Contingencies.

Low Income Housing Tax Credits

We invest in low-income housing tax credit funds as a limited partner, which totaled $2.3 million and $2.5 million recorded in other assets as of June 30, 2023 and December 31, 2022, respectively. In the first six months of 2023, we recognized $300 thousand of low-income housing tax credits and other tax benefits, offset by $252 thousand of amortization expense of low-income housing tax credit investment, as a component of income tax expense. As of June 30, 2023, our unfunded commitments for these low-income housing tax credit funds totaled $346 thousand. We did not recognize any impairment losses on these low-income housing tax credit investments during the first six months of 2023 or 2022, as the value of the future tax benefits exceeds the carrying value of the investments.

Note 5:  Loans and Allowance for Credit Losses on Loans

The following table presents the amortized cost of loans by class as of June 30, 2023 and December 31, 2022.

(in thousands)	June 30, 2023	December 31, 2022
Commercial and industrial	$183,157	$173,547
Real estate:
Commercial owner-occupied	344,951	354,877
Commercial non-owner occupied	1,196,158	1,191,889
Construction	108,986	114,373
Home equity	85,587	88,748
Other residential	118,646	112,123
Installment and other consumer loans	65,311	56,989
Total loans, at amortized cost [1]	2,102,796	2,092,546
Allowance for credit losses on loans	(23,832)	(22,983)
Total loans, net of allowance for credit losses on loans	$2,078,964	$2,069,563
1 Amortized cost includes net deferred loan origination costs of $2.4 million and $1.8 million at June 30, 2023 and December 31, 2022, respectively. Amounts are also net of unrecognized purchase discounts of $2.2 million and $2.6 million at June 30, 2023 and December 31, 2022, respectively. Amortized cost excludes accrued interest, which totaled $6.0 million and $6.1 million at June 30, 2023 and December 31, 2022, respectively, and is included in interest receivable and other assets in the consolidated statements of condition.

Page-17

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
Page-18

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

The following tables present the loan portfolio by loan class, origination year and internal risk rating as of June 30, 2023 and December 31, 2022. The current year vintage table reflects gross charge-offs by loan class and year of origination. Generally, existing term loans that were re-underwritten are reflected in the table in the year of renewal. Lines of credit that have a conversion feature at the time of origination, such as construction to perm loans, are presented by year of origination.

(in thousands)	Term Loans - Amortized Cost by Origination Year						Revolving Loans Amortized Cost
June 30, 2023	2023	2022	2021	2020	2019	Prior		Total
Commercial and industrial:
Pass and Watch	$30,686	$11,481	$3,726	$5,173	$16,419	$25,287	$67,323	$160,095
Special Mention	—	—	—	—	2,718	664	8,656	12,038
Substandard	—	274	—	1,030	—	3,641	6,079	11,024
Total commercial and industrial	$30,686	$11,755	$3,726	$6,203	$19,137	$29,592	$82,058	$183,157
Gross current period charge-offs	$—	$—	$—	$—	$(3)	$—	$—	$(3)
Commercial real estate, owner-occupied:
Pass and Watch	$1,045	$55,268	$50,712	$39,447	$44,398	$125,506	$—	$316,376
Special Mention	—	—	15,919	—	293	10,537	—	26,749
Substandard	—	—	—	—	—	1,826	—	1,826
Total commercial real estate, owner-occupied	$1,045	$55,268	$66,631	$39,447	$44,691	$137,869	$—	$344,951
Commercial real estate, non-owner occupied:
Pass and Watch	$21,865	$175,197	$208,613	$153,439	$145,528	$419,415	$—	$1,124,057
Special Mention	—	2,815	3,320	11,918	15,903	13,797	—	47,753
Substandard	—	—	2,227	—	—	22,121	—	24,348
Total commercial real estate, non-owner occupied	$21,865	$178,012	$214,160	$165,357	$161,431	$455,333	$—	$1,196,158
Page-19

(in thousands)	Term Loans - Amortized Cost by Origination Year						Revolving Loans Amortized Cost
June 30, 2023	2023	2022	2021	2020	2019	Prior		Total
Construction:
Pass and Watch	$10,537	$45,971	$24,061	$28,417	$—	$—	$—	$108,986
Total construction	$10,537	$45,971	$24,061	$28,417	$—	$—	$—	$108,986
Home equity:
Pass and Watch	$—	$—	$—	$—	$—	$717	$84,007	$84,724
Substandard	—	—	—	—	—	441	422	863
Total home equity	$—	$—	$—	$—	$—	$1,158	$84,429	$85,587
Other residential:
Pass and Watch	$12,521	$20,322	$13,818	$27,340	$21,605	$23,040	$—	$118,646
Total other residential	$12,521	$20,322	$13,818	$27,340	$21,605	$23,040	$—	$118,646
Installment and other consumer:
Pass and Watch	$14,426	$16,790	$11,884	$5,182	$5,741	$10,264	$1,024	$65,311
Total installment and other consumer	$14,426	$16,790	$11,884	$5,182	$5,741	$10,264	$1,024	$65,311
Gross current period charge-offs	$(6)	$(5)	$—	$(4)	$—	$(1)	$(4)	$(20)
Total loans:
Pass and Watch	$91,080	$325,029	$312,814	$258,998	$233,691	$604,229	$152,354	$1,978,195
Total Special Mention	$—	$2,815	$19,239	$11,918	$18,914	$24,998	$8,656	$86,540
Total Substandard	$—	$274	$2,227	$1,030	$—	$28,029	$6,501	$38,061
Totals	$91,080	$328,118	$334,280	$271,946	$252,605	$657,256	$167,511	$2,102,796
Total gross current period charge-offs	$(6)	$(5)	$—	$(4)	$(3)	$(1)	$(4)	$(23)

(in thousands)	Term Loans - Amortized Cost by Origination Year						Revolving Loans Amortized Cost
December 31, 2022	2022	2021	2020	2019	2018	Prior		Total
Commercial and industrial:
Pass and Watch	$15,349	$6,679	$7,603	$19,982	$5,362	$24,954	$84,655	$164,584
Special Mention	275	—	—	2,272	3,836	—	402	6,785
Substandard	—	—	1,252	—	—	625	301	2,178
Total commercial and industrial	$15,624	$6,679	$8,855	$22,254	$9,198	$25,579	$85,358	$173,547
Commercial real estate, owner-occupied:
Pass and Watch	$54,188	$52,080	$40,369	$44,798	$29,856	$104,377	$—	$325,668
Special Mention	—	16,199	—	304	5,255	4,493	—	26,251
Substandard	—	—	—	1,160	—	1,699	—	2,859
Doubtful	—	—	99	—	—	—	—	99
Total commercial real estate, owner-occupied	$54,188	$68,279	$40,468	$46,262	$35,111	$110,569	$—	$354,877
Commercial real estate, non-owner occupied:
Pass and Watch	$177,822	$211,228	$155,278	$160,670	$129,166	$308,509	$57	$1,142,730
Special Mention	—	1,172	12,097	3,934	678	9,290	—	27,171
Substandard	—	2,264	—	—	—	19,724	—	21,988
Total commercial real estate, non-owner occupied	$177,822	$214,664	$167,375	$164,604	$129,844	$337,523	$57	$1,191,889
Construction:
Pass and Watch	$49,262	$19,393	$28,861	$7,745	$9,112	$—	$—	$114,373
Total construction	$49,262	$19,393	$28,861	$7,745	$9,112	$—	$—	$114,373
Home equity:
Pass and Watch	$—	$—	$—	$—	$—	$883	$86,971	$87,854
Substandard	—	—	—	—	—	480	414	894
Total home equity	$—	$—	$—	$—	$—	$1,363	$87,385	$88,748
Other residential:
Pass and Watch	$21,154	$14,547	$29,018	$21,890	$11,064	$14,450	$—	$112,123
Total other residential	$21,154	$14,547	$29,018	$21,890	$11,064	$14,450	$—	$112,123
Installment and other consumer:
Pass and Watch	$20,054	$13,022	$5,727	$6,492	$4,181	$6,478	$944	$56,898
Substandard	—	—	—	—	—	91	—	91
Total installment and other consumer	$20,054	$13,022	$5,727	$6,492	$4,181	$6,569	$944	$56,989
Total loans:
Pass and Watch	$337,829	$316,949	$266,856	$261,577	$188,741	$459,651	$172,627	$2,004,230
Total Special Mention	$275	$17,371	$12,097	$6,510	$9,769	$13,783	$402	$60,207
Total Substandard	$—	$2,264	$1,252	$1,160	$—	$22,619	$715	$28,010
Total Doubtful	$—	$—	$99	$—	$—	$—	$—	$99
Totals	$338,104	$336,584	$280,304	$269,247	$198,510	$496,053	$173,744	$2,092,546

Page-20

The following table shows the amortized cost of loans by class, payment aging and non-accrual status as of June 30, 2023 and December 31, 2022.

Loan Aging Analysis by Class
(in thousands)	Commercial and industrial	Commercial real estate, owner-occupied	Commercial real estate, non-owner occupied	Construction	Home equity	Other residential	Installment and other consumer	Total
June 30, 2023
30-59 days past due	$—	$—	$371	$—	$124	$—	$51	$546
60-89 days past due	436	—	—	—	91	—	1	528
90 days or more past due	—	164	906	—	218	—	—	1,288
Total past due	436	164	1,277	—	433	—	52	2,362
Current	182,721	344,787	1,194,881	108,986	85,154	118,646	65,259	2,100,434
Total loans [1]	$183,157	$344,951	$1,196,158	$108,986	$85,587	$118,646	$65,311	$2,102,796
Non-accrual loans [2]	$—	$457	$906	$—	$749	$—	$—	$2,112
Non-accrual loans with no allowance	$—	$457	$906	$—	$749	$—	$—	$2,112
December 31, 2022
30-59 days past due	$3	$—	$—	$—	$319	$93	$5	$420
60-89 days past due	—	—	—	—	244	—	—	244
90 days or more past due	264	—	—	—	414	—	—	678
Total past due	267	—	—	—	977	93	5	1,342
Current	173,280	354,877	1,191,889	114,373	87,771	112,030	56,984	2,091,204
Total loans [1]	$173,547	$354,877	$1,191,889	$114,373	$88,748	$112,123	$56,989	$2,092,546
Non-accrual loans [2]	$—	$1,563	$—	$—	$778	$—	$91	$2,432
Non-accrual loans with no allowance	$—	$1,563	$—	$—	$778	$—	$91	$2,432
1 There were no non-performing loans past due more than ninety days and accruing interest as of June 30, 2023 and December 31, 2022.
2 None of the non-accrual loans as of June 30, 2023 or December 31, 2022 were earning interest on a cash basis. We recognized no interest income on non-accrual loans for the three and six months ended June 30, 2023 and 2022. We reversed interest income of $14 thousand and less than $8 thousand for loans on non-accrual status during the six months ended June 30, 2023 and June 30, 2022, respectively.

Collateral Dependent Loans

The following table presents the amortized cost basis of individually analyzed collateral-dependent loans, which are all on non-accrual status, by class at June 30, 2023 and December 31, 2022.

	Amortized Cost by Collateral Type
(in thousands)	Commercial Real Estate	Residential Real Estate	Other	Total [1]	Allowance for Credit Losses
June 30, 2023
Commercial real estate, owner-occupied	$457	$—	$—	$457	$—
Commercial real estate, non-owner occupied	906	—	—	906	—
Home equity	—	749	—	749	—
Total	$1,363	$749	$—	$2,112	$—
December 31, 2022
Commercial real estate, owner-occupied	$1,563	$—	$—	$1,563	$—
Home equity	—	778	—	778	—
Installment and other consumer	—	—	91	91	—
Total	$1,563	$778	$91	$2,432	$—
1 There were no collateral-dependent residential real estate mortgage loans in process of foreclosure or in substance repossessed at June 30, 2023 or December 31, 2022. The weighted average loan-to-value of collateral dependent loans was approximately 40% at June 30, 2023 and 42% at December 31, 2022.
Loan Modifications

We adopted ASU No. 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures on January 1, 2023, as described in Note 2, Recently Adopted and Issued Accounting Standards. The amendments enhanced disclosures related to certain types of loan modifications for borrowers experiencing financial difficulty, including principal forgiveness, interest rate reductions, other-than-insignificant payment delays, and/or term extensions. There were no material modifications during the six months ended June 30, 2023 requiring disclosure.

Page-21

Allocation of the Allowance for Credit Losses on Loans

The following table presents the details of the allowance for credit losses on loans segregated by loan portfolio segments as of June 30, 2023 and December 31, 2022.

Allocation of the Allowance for Credit Losses on Loans
(in thousands)	Commercial and industrial	Commercial real estate, owner-occupied	Commercial real estate, non-owner occupied	Construction	Home equity	Other residential	Installment and other consumer	Unallocated	Total
June 30, 2023
Modeled expected credit losses	$1,100	$1,329	$7,441	$195	$486	$558	$609	$—	$11,718
Qualitative adjustments	711	1,260	5,760	1,747	75	40	331	2,169	12,093
Specific allocations	20	—	—	—	—	1	—	—	21
Total	$1,831	$2,589	$13,201	$1,942	$561	$599	$940	$2,169	$23,832
December 31, 2022
Modeled expected credit losses	$1,079	$1,497	$7,937	$453	$504	$571	$610	$—	$12,651
Qualitative adjustments	706	990	4,739	1,484	54	24	258	2,068	10,323
Specific allocations	9	—	—	—	—	—	—	—	9
Total	$1,794	$2,487	$12,676	$1,937	$558	$595	$868	$2,068	$22,983

Allowance for Credit Losses on Loans Rollforward

The following table discloses activity in the allowance for credit losses on loans for the periods presented.

Allowance for Credit Losses on Loans Rollforward
(in thousands)	Commercial and industrial	Commercial real estate, owner-occupied	Commercial real estate, non-owner occupied	Construction	Home equity	Other residential	Installment and other consumer	Unallocated	Total
Three months ended June 30, 2023
Beginning balance	$1,941	$2,640	$12,701	$2,019	$538	$577	$882	$2,032	$23,330
(Reversal) Provision	(111)	(51)	500	(86)	23	22	66	137	500
(Charge-offs)	—	—	—	—	—	—	(9)	—	(9)
Recoveries	1	—	—	9	—	—	1	—	11
Ending balance	$1,831	$2,589	$13,201	$1,942	$561	$599	$940	$2,169	$23,832
Three months ended June 30, 2022
Beginning balance	$1,784	$2,622	$12,301	$1,717	$549	$628	$641	$2,305	$22,547
(Reversal) Provision	(89)	(5)	138	12	(19)	(43)	112	(106)	—
(Charge-offs)	—	—	—	—	—	—	(20)	—	(20)
Recoveries	4	—	—	8	—	—	—	—	12
Ending balance	$1,699	$2,617	$12,439	$1,737	$530	$585	$733	$2,199	$22,539

Allowance for Credit Losses on Loans Rollforward
(in thousands)	Commercial and industrial	Commercial real estate, owner-occupied	Commercial real estate, investor	Construction	Home equity	Other residential	Installment and other consumer	Unallocated	Total
Six months ended June 30, 2023
Beginning balance	$1,794	$2,487	$12,676	$1,937	$558	$595	$868	$2,068	$22,983
Provision (reversal)	36	102	525	(12)	3	4	91	101	850
Charge-offs	(3)	—	—	—	—	—	(20)	—	(23)
Recoveries	4	—	—	17	—	—	1	—	22
Ending balance	$1,831	$2,589	$13,201	$1,942	$561	$599	$940	$2,169	$23,832
Six months ended June 30, 2022
Beginning balance	$1,709	$2,776	$12,739	$1,653	$595	$644	$621	$2,286	$23,023
(Reversal) Provision	(17)	(159)	(300)	68	(65)	(59)	134	(87)	(485)
Charge-offs	—	—	—	—	—	—	(22)	—	(22)
Recoveries	7	—	—	16	—	—	—	—	23
Ending balance	$1,699	$2,617	$12,439	$1,737	$530	$585	$733	$2,199	$22,539

Page-22

Pledged Loans

Our FHLB line of credit is secured under terms of a blanket collateral agreement by a pledge of certain qualifying loans with unpaid principal balances of $1.293 billion and $1.298 billion at June 30, 2023 and December 31, 2022, respectively. In addition, we pledge eligible TIC loans, which totaled $109.0 million and $105.0 million at June 30, 2023 and December 31, 2022, respectively, to secure our borrowing capacity with the Federal Reserve Bank ("FRB"). For additional information, see Note 6, Borrowings.

Related Party Loans

The Bank has, and expects to have in the future, banking transactions in the ordinary course of its business with directors, officers, principal shareholders and their businesses or associates. These transactions, including loans, are granted on substantially the same terms, including interest rates and collateral on loans, as those prevailing at the same time for comparable transactions with persons not related to us. Likewise, these transactions do not involve more than the normal risk of collectability or present other unfavorable features. Related party loans totaled $6.3 million at June 30, 2023 and $6.4 million at December 31, 2022. In addition, undisbursed commitments to related parties totaled $562 thousand at both June 30, 2023 and December 31, 2022.

Note 6: Short-Term Borrowings and Other Obligations

Federal Home Loan Bank – As of June 30, 2023 and December 31, 2022, the Bank had total lines of credit with the FHLB totaling $1.034 billion and $711.6 million, respectively, based on eligible collateral of certain loans and investment securities.

Federal Funds Lines of Credit – The Bank had unsecured lines of credit with correspondent banks for overnight borrowings totaling $135.0 million and $150.0 million at June 30, 2023 and December 31, 2022, respectively.  In general, interest rates on these lines approximate the federal funds target rate.

Federal Reserve Bank – The Bank has a line of credit with the Federal Reserve Bank of San Francisco ("FRBSF") secured by certain residential loans.  At June 30, 2023 and December 31, 2022, the Bank had total borrowing capacity under this line of $58.0 million and $58.7 million, respectively. In addition, under the Federal Reserve’s new BTFP facility, the Bank could borrow up to an additional $279.0 million based on the par value of pledged investment securities as of June 30, 2023.

Other Obligations – Finance lease liabilities totaling $372 thousand and $439 thousand at June 30, 2023 and December 31, 2022, respectively, are included in short-term borrowings and other obligations in the consolidated statements of condition. See Note 8, Commitments and Contingencies, for additional information.

Outstanding balances and weighted average interest rates on short-term borrowings and other obligations as of June 30, 2023 and December 31, 2022 are summarized in the following table.

	June 30, 2023		December 31, 2022
(dollars in thousands)	Outstanding Balance	Weighted Average Rate	Outstanding Balance	Weighted Average Rate
FHLB - short-term borrowings	$292,200	5.28%	$112,000	4.65%
Federal funds lines of credit	—	—%	—	—%
FRBSF - federal funds purchased	—	—%	—	—%
FRBSF - short-term borrowings under the BTFP	—	—%	—	—%
Other obligations (finance leases)	372	1.97%	439	1.86%
Total short-term borrowings and other obligations	$292,572	5.28%	$112,439	4.64%

Note 7:  Stockholders' Equity

Dividends

On April 21, 2023, Bancorp declared a $0.25 per share cash dividend, paid May 12, 2023 to shareholders of record at the close of business on May 5, 2023. Subsequent to quarter end on July 21, 2023, Bancorp declared a $0.25
Page-23

per share cash dividend, payable on August 11, 2023 to shareholders of record at the close of business on August 4, 2023.

Share-Based Payments

The fair value of stock options as of the grant date is recorded as stock-based compensation expense in the consolidated statements of comprehensive income (loss) over the requisite service period, which is generally the vesting period, with a corresponding increase in common stock. Stock-based compensation also includes compensation expense related to the issuance of restricted stock awards. The grant-date fair value of the restricted stock awards, which equals the grant date price, is recorded as compensation expense over the requisite service period with a corresponding increase in common stock as the shares vest. Beginning in 2018, stock option and restricted stock awards issued include a retirement eligibility clause whereby the requisite service period is satisfied at the retirement eligibility date. For those awards, we accelerate the recording of stock-based compensation when the award holder is eligible to retire. However, retirement eligibility does not affect the vesting of restricted stock or the exercisability of the stock options, which are based on the scheduled vesting period.

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

Stock options and restricted stock may be net settled in a cashless exercise by a reduction in the number of shares otherwise deliverable upon exercise or vesting in satisfaction of the exercise payment and/or applicable tax withholding requirements. During the six months ended June 30, 2023, we withheld 3,132 shares totaling $86 thousand at a weighted-average price of $27.57 for cashless exercises. During the six months ended June 30, 2022, we withheld 10,208 shares totaling $351 thousand at a weighted-average price of $34.38 for cashless exercises. Shares withheld under net settlement arrangements are available for future grants.

Share Repurchase Program

Bancorp had an approved share repurchase program with $34.7 million outstanding at June 30, 2023. There have been no repurchases in 2023. Cumulative shares repurchased under this program totaled 618,991 shares as of June 30, 2023 at an average price of $36.04 per share. Subsequent to quarter end on July 21, 2023, Bancorp adopted a new share repurchase program, which replaced the existing program that expired on July 31, 2023, for up to $25.0 million and expiring on July 31, 2025.

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
Page-24

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

The contractual amount of unfunded loan commitments and standby letters of credit not reflected in the consolidated statements of condition are as follows:

(in thousands)	June 30, 2023	December 31, 2022
Commercial lines of credit	$236,895	$292,204
Revolving home equity lines	219,144	218,907
Undisbursed construction loans	22,683	43,179
Personal and other lines of credit	9,701	10,842
Standby letters of credit	1,157	1,738
Total unfunded loan commitments and standby letters of credit	$489,580	$566,870

We record an allowance for credit losses on unfunded loan commitments at the balance sheet date based on estimates of the probability that these commitments will be drawn upon according to historical utilization experience of the different types of commitments and expected loss rates determined for pooled funded loans. The allowance for credit losses on unfunded commitments totaled $1.1 million and $1.5 million as of June 30, 2023 and December 31, 2022, respectively, which is included in interest payable and other liabilities in the consolidated statements of condition. The $168 thousand reversal of the provision for credit losses on unfunded loan commitments in the second quarter of 2023 was due primarily to a $39.9 million decrease in total unfunded commitments. This compares to no provision for the same quarter in 2022. The $342 thousand reversal of the provision for credit losses on unfunded loan commitments in the first half of 2023 was due primarily to a $77.3 million decrease in total unfunded commitments, compared to a $318 thousand provision reversal in the first half of 2022, due to improved economic forecasts at the time.

Leases

We lease premises under long-term non-cancelable operating leases with remaining terms of 10 months to 18 years, 11 months, most of which include escalation clauses and one or more options to extend the lease term, and some of which contain lease termination clauses. Lease terms may include certain renewal options that were considered reasonably certain to be exercised.

We lease certain equipment under finance leases with initial terms of 3 years to 5 years. The equipment finance leases do not contain renewal options, bargain purchase options or residual value guarantees.

The following table shows the balances of operating and finance lease right-of-use assets and lease liabilities.

(in thousands)	June 30, 2023	December 31, 2022
Operating leases:
Operating lease right-of-use assets	$22,739	$24,821
Operating lease liabilities	$25,220	$26,639
Finance leases:
Finance lease right-of-use assets	$608	$616
Accumulated amortization	(245)	(187)
Finance lease right-of-use assets, net[1]	$363	$429
Finance lease liabilities[2]	$372	$439
[1] Included in premises and equipment in the consolidated statements of condition.
[2] Included in borrowings and other obligations in the consolidated statements of condition.

Page-25

The following table shows supplemental disclosures of noncash investing and financing activities for the periods presented.

	Six months ended
(in thousands)	June 30, 2023	June 30, 2022
Right-of-use assets obtained in exchange for operating lease liabilities, net of tenant improvement allowances received	$572	$1,124
Right-of-use assets obtained in exchange for finance lease liabilities	$7	$—

The following table shows components of operating and finance lease cost.

	Three months ended		Six months ended
(in thousands)	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Operating lease cost	$1,322	$1,295	$2,932	$2,579
Variable lease cost	—	—	—	—
Total operating lease cost[1]	$1,322	$1,295	$2,932	$2,579
Finance lease cost:
Amortization of right-of-use assets[2]	$37	$31	$74	$62
Interest on finance lease liabilities[3]	2		4	1
Total finance lease cost	$39	$31	$78	$63
Total lease cost	$1,361	$1,326	$3,010	$2,642
[1] Included in occupancy and equipment expense in the consolidated statements of comprehensive income.
[2] Included in depreciation and amortization in the consolidated statements of comprehensive income.
[3] Included in interest on borrowings and other obligations in the consolidated statements of comprehensive income.

The following table shows the future minimum lease payments, weighted average remaining lease terms, and weighted average discount rates under operating and finance lease arrangements as of June 30, 2023. The discount rates used to calculate the present value of lease liabilities were based on the collateralized FHLB borrowing rates that were commensurate with lease terms and minimum payments on the lease commencement date.

(in thousands)	June 30, 2023
Year	Operating Leases	Finance Leases
2023	$2,587	$78
2024	4,753	155
2025	4,112	108
2026	3,373	37
2027	3,097	5
Thereafter	10,017	—
Total minimum lease payments	27,939	383
Amounts representing interest (present value discount)	(2,719)	(11)
Present value of net minimum lease payments (lease liability)	$25,220	$372
Weighted average remaining term (in years)	7.5	2.6
Weighted average discount rate	2.36%	1.97%

Litigation Matters

Bancorp may be party to legal actions that arise from time to time in the normal course of business. Bancorp's management is not aware of any pending legal proceedings to which either it or the Bank may be a party or has recently been a party that will have a material adverse effect on the financial condition or results of operations of Bancorp or the Bank.

The Bank is responsible for a proportionate share of certain litigation indemnifications provided to Visa U.S.A. ("Visa") by its member banks in connection with Visa's lawsuits related to anti-trust charges and interchange fees ("Covered Litigation"). We sold our remaining shares on July 13, 2023, however our proportionate share of the litigation indemnification liability does not change or transfer upon the sale of our Class B Visa shares to member banks or, per the terms of the sale, to the recent purchaser of our shares. Visa established an escrow account for the Covered Litigation that it periodically funds, which is expected to cover the settlement payment obligations.
Page-26

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

Note 9: Derivative Financial Instruments and Hedging Activities

We entered into interest rate swap agreements, primarily as an asset/liability management strategy, in order to mitigate the changes in the fair value of specified long-term fixed-rate loans (or firm commitments to enter into long-term fixed-rate loans) caused by changes in interest rates. These hedges allow us to offer long-term fixed-rate loans to customers without assuming the interest rate risk of a long-term asset. Converting our fixed-rate interest payments to floating-rate interest payments, generally benchmarked to the one-month U.S. dollar LIBOR index (which transitioned to the SOFR effective July 1, 2023 due to the cessation of the LIBOR index on June 30, 2023) protects us against changes in the fair value of our loans associated with fluctuating interest rates.

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

As of June 30, 2023, we had four interest rate swap agreements, which are scheduled to mature at various dates ranging from June 2031 to October 2037. All of our derivatives are accounted for as fair value hedges. The notional amounts of the interest rate contracts are equal to the notional amounts of the hedged loans. Our interest rate swap payments are settled monthly with counterparties. Accrued interest receivable on the swaps totaled $7 thousand at June 30, 2023 and $5 thousand at December 31, 2022. Information on our derivatives follows:

	Asset Derivatives		Liability Derivatives
(in thousands)	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022
Fair value hedges:
Interest rate contracts notional amount	$11,535	$12,046	$—	$—
Interest rate contracts fair value[1]	$631	$602	$—	$—
1 See Note 3, Fair Value of Assets and Liabilities, for valuation methodology.

The following table presents the carrying amount and associated cumulative basis adjustment related to the application of fair value hedge accounting that is included in the carrying amount of hedged assets as of June 30, 2023 and December 31, 2022.

	Carrying Amounts of Hedged Assets		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Loans
(in thousands)	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022
Loans	$10,786	$11,319	$(749)	$(726)

Page-27

The following table presents the net gains (losses) recognized in interest income on loans on the consolidated statements of comprehensive income (loss) related to our derivatives designated as fair value hedges.

	Three months ended		Six months ended
(in thousands)	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Interest and fees on loans [1]	$24,579	$23,334	$48,837	$47,011
Increase (decrease) in fair value of designated interest rate swaps due to LIBOR interest rate movements	$250	$430	$29	$1,187
Receivable (payment) on interest rate swaps	66	(65)	118	(150)
(Decrease) increase in fair value hedging adjustment of hedged loans	(243)	(428)	(23)	(1,180)
Decrease in value of yield maintenance agreement	(2)	(2)	(4)	(5)
Net gain (loss) on fair value hedging relationships recognized in interest income	$71	$(65)	$120	$(148)
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

Offsetting of Financial Assets and Derivative Assets
		Gross Amounts	Net Amounts of	Gross Amounts Not Offset in
	Gross Amounts	Offset in the	Assets Presented	the Statements of Condition
	of Recognized	Statements of	in the Statements	Financial	Cash Collateral
(in thousands)	Assets[1]	Condition	of Condition[1]	Instruments	Received	Net Amount
June 30, 2023
Counterparty	$631	$—	$631	$—	$—	$631
December 31, 2022
Counterparty	$602	$—	$602	$—	$—	$602

Offsetting of Financial Liabilities and Derivative Liabilities
1 Amounts exclude accrued interest on swaps.
For more information on how we account for our interest rate swaps, refer to Note 1 to the Consolidated Financial Statements included in our 2022 Form 10-K filed with the SEC on March 16, 2023.
On July 7, 2023, the Bank entered into various interest rate swap agreements with notional values totaling approximately $101.8 million and split evenly between terms of 2.5 and 3.0 years to hedge balance sheet interest rate sensitivity and protect selected securities in its available-for-sale portfolio against changes in fair value related to changes in the benchmark interest rate. The interest rate swaps are expected to be immediately accretive to earnings.
Page-28

ITEM 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management's discussion of the financial condition and results of operations, which is unaudited, should be read in conjunction with the related unaudited consolidated financial statements in this Form 10-Q and with the audited consolidated financial statements and accompanying notes included in our 2022 Annual Report on Form 10-K. Average balances, including balances used in calculating certain financial ratios, are generally comprised of average daily balances.

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

Page-29

Executive Summary
We generated earnings of $4.6 million for the second quarter of 2023, compared to $9.4 million for the first quarter of 2023. Diluted earnings per share were $0.28 for the second quarter of 2023, compared to $0.59 for the preceding quarter. Earnings for the first six months of 2023 totaled $14.0 million, compared to $21.5 million in the same period last year. Diluted earnings per share were $0.87 and $1.35 for the first six months of 2023 and 2022, respectively. 2023 earnings presented were impacted by the increased cost of interest bearing deposits catching up to market interest rates and higher average balances on borrowings.

The following are highlights of our operating and financial performance for the periods presented. Additional performance details can be found in the pages that follow.

•Deposits totaled $3.325 billion as of June 30, 2023, a decrease of $248.1 million from $3.573 billion at December 31, 2022. We are closing the gap on the deposit outflows experienced in the first quarter of 2023. Our deposit franchise exhibited good growth in new and existing relationships in the second quarter of 2023 as a result of our extensive customer outreach, with the addition of over 1,400 new accounts in the quarter and over 2,400 new accounts year-to-date at average rates well below our cost of borrowing. In fact, total deposits increased by $69 million post quarter-end through July 31, 2023, following a $75 million increase in second quarter as previously reported in our earnings release, and were less than $80 million below levels immediately preceding the first quarter bank failures that resulted in industry disruption.

•Non-interest bearing deposits made up 47.8% of total deposits at June 30, 2023, compared to 51.5% at December 31, 2022. We have successfully maintained high non-interest bearing deposit balances consistent with pre-pandemic levels, despite market and industry turbulence. Customer participation in the reciprocal deposit network program grew to $421.0 million, bringing estimated FDIC insured and/or collateralized deposits up to 71% of total deposits as of June 30, 2023. Our largest depositor represented 1.3% of total deposits as of June 30, 2023.

•Contingent liquidity provided 209% coverage of estimated uninsured and/or uncollateralized deposits at June 30, 2023. The Bank has long followed sound liquidity management practices similar to large banks with robust liquidity requirements and regular liquidity stress testing that have been enhanced subsequent to events of the first quarter.

•The credit quality of our loan portfolio remains strong with classified loans at only 1.81% of total loans and manageable delinquencies with no meaningful credit surprises during the first half of the year. Non-accrual loans were 0.10% of total loans as of June 30, 2023, compared to 0.12% at December 31, 2022. We recorded a $500 thousand provision for credit losses on loans in the second quarter, compared to a provision of $350 thousand in the previous quarter. For six months ended June 30, 2023, we recorded a provision for credit losses on loans of $850 thousand, compared to a reversal of $485 thousand for the same period in 2022.

•Loan balances of $2.103 billion increased $10.3 million during the six months ended June 30, 2023. Loan originations were $67.7 million and payoffs were $46.8 million for the six months ended June 30, 2023.

•The second quarter tax-equivalent net interest margin decreased 59 basis points to 2.45% from 3.04% for the previous quarter due primarily to increased deposit costs and average borrowing balances, partially offset by higher loan yields. The tax-equivalent net interest margin for the first six months of 2023 of 2.74% decreased 27 basis points from 3.01% for the same period in 2022 for the same reasons mentioned above.

•Return on average assets ("ROA") was 0.44% for the second quarter of 2023, compared to 0.92% for the first quarter of 2023. Return on average equity ("ROE") was 4.25% for the second quarter of 2023, compared to 9.12% for the prior quarter. ROA was 0.68% for the six months ended June 30, 2023, compared to 1.00% in the same period of the prior year. ROE was 6.65% for the six months ended June 30, 2023, compared to 10.16% in the same period of the prior year. The efficiency ratio for the second quarter of 2023 was 76.91%, compared to 60.24% for the prior quarter. The efficiency ratio was 67.74% for the six months ended June 30, 2023, compared to 57.40% in the same period of the prior year. The sequential declines in ROA and ROE and increase in the efficiency ratio in the first six months of 2023 were due primarily to a $13.8 million increase in interest expense.
Page-30

•All capital ratios were above well-capitalized regulatory requirements. The total risk-based capital ratios at June 30, 2023 for Bancorp and the Bank were 16.4% and 16.0%, respectively. Bancorp's tangible common equity to tangible assets ("TCE ratio") was 8.6% at June 30, 2023, compared to 8.2% as of December 31, 2022. As of June 30, 2023, Bancorp's TCE ratio, net of after tax unrealized losses on held-to-maturity securities, was 6.7%, compared to 6.2% at December 31, 2022 (refer to page 45 for a discussion and reconciliation of this non-GAAP financial measure).

•On July 12, 2023, the Bank completed the sale of its only other real estate owned property, which was obtained in the 2021 merger with American River Bankshares. After previously recorded write-downs totaling $385 thousand, including $40 thousand in the second quarter of 2023, the Bank realized a negligible gain after sales costs.

•On July 7, 2023, the Bank entered into various interest rate swap agreements with notional values totaling $101.8 million to hedge balance sheet interest rate sensitivity and protect selected securities in its available-for-sale portfolio against changes in fair value related to changes in the benchmark interest rate. The interest rate swaps are expected to be immediately accretive to earnings.

•In July 2023, the Bank sold $82.7 million of available-for-sale securities for a net loss of $2.8 million. We held the sales proceeds in cash as part of our liquidity strategy. The loss was offset by a $2.8 million gain from the July 13, 2023 sale of our remaining investment in Visa Inc. Class B restricted common stock, which had a zero carrying value.

•The Board of Directors declared a cash dividend of $0.25 per share on July 21, 2023, which represents the 73rd consecutive quarterly dividend paid by Bancorp. The dividend is payable on August 11, 2023, to shareholders of record at the close of business on August 4, 2023.

•On July 21, 2023, the Board of Directors approved the adoption of Bancorp's new share repurchase program for up to $25.0 million and expiring on July 31, 2025, replacing the program that expired on July 31, 2023.

Page-31

RESULTS OF OPERATIONS

Highlights of the financial results are presented in the following tables:

	Three months ended		Six months ended
(dollars in thousands, except per share data)	June 30, 2023	March 31, 2023	June 30, 2023	June 30, 2022
Selected operating data:
Net interest income	$24,130	$29,899	$54,029	$61,095
Provision for (reversal of) credit losses on loans	500	350	850	(485)
Reversal of credit losses on unfunded loan commitments	(168)	(174)	(342)	(318)
Non-interest income	2,739	2,935	5,674	5,595
Non-interest expense	20,665	19,780	40,445	38,281
Net income	4,551	9,440	13,991	21,531
Net income per common share:
Basic	$0.28	$0.59	$0.88	$1.35
Diluted	$0.28	$0.59	$0.87	$1.35
Performance and other financial ratios:
Return on average assets	0.44%	0.92%	0.68%	1.00%
Return on average equity	4.25%	9.12%	6.65%	10.16%
Tax-equivalent net interest margin	2.45%	3.04%	2.74%	3.01%
Cost of deposits	0.69%	0.20%	0.44%	0.06%
Efficiency ratio	76.91%	60.24%	67.74%	57.40%
Net (recoveries) charge-offs	$(2)	$3	$1	$(1)
Cash dividend payout ratio on common stock [1]	89.29%	42.37%	56.82%	35.56%

(dollars in thousands, except per share data)	June 30, 2023	December 31, 2022
Selected financial condition data:
Total assets	$4,092,133	$4,147,464
Investment securities	1,717,750	1,774,303
Loans, net	2,078,964	2,069,563
Deposits	3,325,212	3,573,348
Short-term borrowings and other obligations	292,572	112,439
Stockholders' equity	423,941	412,092
Book value per share	26.32	25.71
Asset quality ratios:
Allowance for credit losses on loans to total loans	1.13%	1.10%
Allowance for credit losses on loans to non-performing loans	11.28x	9.45x
Non-accrual loans to total loans	0.10%	0.12%
Capital ratios:
Equity to total assets ratio	10.36%	9.94%
Tangible common equity to tangible assets	8.64%	8.21%
Total capital (to risk-weighted assets)	16.36%	15.90%
Tier 1 capital (to risk-weighted assets)	15.45%	15.02%
Tier 1 capital (to average assets)	10.10%	9.60%
Common equity Tier 1 capital (to risk weighted assets)	15.45%	15.02%
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

Average Statements of Condition and Analysis of Net Interest Income

The following tables compare interest income, average interest-earning assets, interest expense, and average interest-bearing liabilities for the periods presented. The tables also presents net interest income, net interest margin and net interest rate spread for each period reported.

	Three months ended			Three months ended
	June 30, 2023			March 31, 2023
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Interest-earning deposits with banks [1]	$3,578	$48	5.35%	$4,863	$56	4.58%
Investment securities [2,3]	1,819,486	10,103	2.22%	1,851,743	10,194	2.20%
Loans [1,3,4]	2,108,260	24,700	4.63%	2,121,718	24,415	4.60%
Total interest-earning assets [1]	3,931,324	34,851	3.51%	3,978,324	34,665	3.49%
Cash and non-interest-bearing due from banks	38,154			39,826
Bank premises and equipment, net	8,546			8,396
Interest receivable and other assets, net	141,130			137,114
Total assets	$4,119,154			$4,163,660
Liabilities and Stockholders' Equity
Interest-bearing transaction accounts	$232,090	$234	0.41%	$272,353	$254	0.38%
Savings accounts	285,745	146	0.20%	329,299	170	0.21%
Money market accounts	948,670	4,292	1.81%	952,479	1,085	0.46%
Time accounts including CDARS	174,471	946	2.18%	126,030	223	0.72%
Short-term borrowings and other obligations [1]	372,308	4,873	5.18%	222,571	2,716	4.88%
Total interest-bearing liabilities	2,013,284	10,491	2.09%	1,902,732	4,448	0.95%
Demand accounts	1,627,730			1,792,998
Interest payable and other liabilities	49,116			48,233
Stockholders' equity	429,024			419,697
Total liabilities & stockholders' equity	$4,119,154			$4,163,660
Tax-equivalent net interest income/margin [1]		$24,360	2.45%		$30,217	3.04%
Reported net interest income/margin [1]		$24,130	2.43%		$29,899	3.01%
Tax-equivalent net interest rate spread			1.42%			2.54%

Page-33

	Six months ended			Six months ended
	June 30, 2023			June 30, 2022
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
(in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Interest-earning deposits with banks [1]	$4,217	$104	4.91%	$163,064	$286	0.35%
Investment securities [2,3]	1,835,525	20,297	2.21%	1,717,624	15,340	1.79%
Loans [1,3,4]	2,114,952	49,115	4.62%	2,211,062	47,403	4.26%
Total interest-earning assets [1]	3,954,694	69,516	3.50%	4,091,750	63,029	3.06%
Cash and non-interest-bearing due from banks	38,985			62,679
Bank premises and equipment, net	8,471			7,305
Interest receivable and other assets, net	139,134			167,265
Total assets	$4,141,284			$4,328,999
Liabilities and Stockholders' Equity
Interest-bearing transaction accounts	$252,110	$488	0.39%	$297,734	$109	0.07%
Savings accounts	307,402	316	0.21%	343,333	61	0.04%
Money market accounts	950,564	5,377	1.14%	1,099,439	916	0.17%
Time accounts including CDARS	150,384	1,169	1.57%	146,061	81	0.11%
Short-term borrowings and other obligations [1]	297,853	7,589	5.07%	384	1	0.62%
Total interest-bearing liabilities	1,958,313	14,939	1.54%	1,886,951	1,168	0.12%
Demand accounts	1,709,907			1,963,832
Interest payable and other liabilities	48,678			50,846
Stockholders' equity	424,386			427,370
Total liabilities & stockholders' equity	$4,141,284			$4,328,999
Tax-equivalent net interest income/margin [1]		$54,577	2.74%		$61,861	3.01%
Reported net interest income/margin [1]		$54,029	2.72%		$61,095	2.97%
Tax-equivalent net interest rate spread			1.96%			2.94%
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

The following table presents the effects of changes in average balances (volume) or changes in average rates on tax-equivalent net interest income for the periods indicated. Volume variances are equal to the increase or decrease in average balances multiplied by prior period rates. Rate variances are equal to the increase or decrease in rates multiplied by prior period average balances. Mix variances are attributable to the change in yields or rates multiplied by the change in average balances, including one more day in the three months ended June 30, 2023, compared to March 31, 2023.

	Three Months Ended June 30, 2023 Compared to Three Months Ended March 31, 2023				Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022
(in thousands)	Volume	Yield/Rate	Mix	Total	Volume	Yield/Rate	Mix	Total
Interest-earning deposits with banks	$(15)	$9	$(2)	$(8)	$(280)	$3,735	$(3,637)	$(182)
Investment securities [1]	(178)	88	(1)	(91)	1,053	3,653	251	4,957
Loans [1]	(155)	170	270	285	(2,061)	3,944	(171)	1,712
Total interest-earning assets	(348)	267	267	186	(1,288)	11,332	(3,557)	6,487
Interest-bearing transaction accounts	(38)	18	—	(20)	(17)	467	(71)	379
Savings accounts	(22)	(4)	2	(24)	(6)	292	(31)	255
Money market accounts	(4)	3,177	34	3,207	(124)	5,303	(718)	4,461
Time accounts, including CDARS	86	453	184	723	2	1,054	32	1,088
Short-term borrowings and other obligations	1,827	165	165	2,157	775	8	6,805	7,588
Total interest-bearing liabilities	1,849	3,809	385	6,043	630	7,124	6,017	13,771
Changes in tax-equivalent net interest income	$(2,197)	$(3,542)	$(118)	$(5,857)	$(1,918)	$4,208	$(9,574)	$(7,284)
[1] Yields and interest income on tax-exempt securities and loans are presented on a taxable-equivalent basis using the federal statutory rate of 21%.
Page-34

Second Quarter of 2023 Compared to the First Quarter of 2023

Net interest income totaled $24.1 million in the second quarter of 2023, compared to $29.9 million in the first quarter of 2023. The $5.8 million decrease from the prior quarter was primarily related to an increase in the cost of deposits and higher average borrowing balances.

The tax-equivalent net interest margin was 2.45% in the second quarter of 2023, compared to 3.04% in the first quarter of 2023. The decline from prior quarter was primarily due to higher deposit and borrowing costs slightly offset by higher yields on loans. Average interest-bearing deposit balances decreased by $39.2 million while the cost increased by 95 basis points. Average borrowing balances increased by $149.7 million and the cost of borrowings increased by 30 basis points. Average loan balances decreased by $13.5 million while the average yield increased by 3 basis points.

First Six Months of 2023 Compared to the First Six Months of 2022

Net interest income totaled $54.0 million for the six months ended June 30, 2023, a decrease of $7.1 million, compared to the six months ended June 30, 2022. The decrease was primarily due to higher deposit costs resulting in an incremental $6.2 million in interest expense, and borrowing costs of $7.6 million. These decreases were partially offset by higher average balances and yields on the investment portfolio, generating incremental income of $5.1 million, and higher yields on loans, adding $1.8 million.

The tax-equivalent net interest margin was 2.74% in the six months ended June 30, 2023, compared to 3.01% in the same period in the prior year. The decrease was primarily attributed to higher borrowing and deposit costs partially offset by higher yields on investments and loans. Average interest-bearing deposits balances decreased by $226.1 million while the cost increased by 77 basis points, mainly for money market and time deposit account types. Average borrowing balances increased by $297.5 million at an average cost of 4.45%. Average loan balances decreased by $96.1 million while the average yield increased by 36 basis points.

Market Interest Rates

Market interest rates are, in part, based on the target federal funds interest rate (the interest rate banks charge each other for short-term borrowings) implemented by the Federal Reserve Open Market Committee ("FOMC").

In response to the evolving risks to economic activity caused by the COVID-19 pandemic, the FOMC made two emergency federal funds rate cuts totaling 150 basis points in March 2020. The federal funds rate range remained between 0.0% to 0.25% through the beginning of 2022, putting downward pressure on our asset yields and net interest margin. Beginning in March 2022, the FOMC began successive increases to the federal funds rate due to the evolving inflation risks, complicated by international political unrest and supply chain disruptions. As a result of seven rate adjustments during 2022, the federal funds target rate increased to a range of 4.25% to 4.50% at year-end 2022. In 2023, on each of February 1st, March 22nd, May 3rd, and July 26th the FOMC increased the target rate by 25 basis points to a range of 5.25% to 5.50%. Federal Reserve policymakers continue to monitor inflation and economic developments throughout 2023. See ITEM 3. Quantitative and Qualitative Disclosure about Market Risk for further information.

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

The following table shows the activity for the periods presented.

	Three months ended		Six months ended
(dollars in thousands)	June 30, 2023	March 31, 2023	June 30, 2023	June 30, 2022
Provision for (reversal of) credit losses on loans	$500	$350	$850	$(485)

Page-35

We recorded a $500 thousand provision for credit losses on loans in the second quarter. The provision was due primarily to increases in qualitative risk factors from continued negative trends in adversely graded loans and/or collateral values on our non-owner occupied commercial real estate office and multi-family real estate portfolios. These increases were partially offset by the impact of a decrease in loan balances.

We recorded a $350 thousand provision for credit losses on loans in the first quarter. The provision was due primarily to increases in qualitative risk factors to account for continued uncertainty about inflation and recession risks. Management believed that these risk factors were not adequately captured in the modeled quantitative portion of the allowance and took a more prudent approach to account for loan and collateral concentration risks, mainly in our construction and commercial real estate portfolios and the need for heightened portfolio management in light of current economic conditions. In addition, the $19.8 million increase in loans contributed modestly to the provision in the first quarter. These increases were partially offset by the quantitative impact of an improvement in Moody's Analytics' baseline California unemployment rate forecasts over the next four quarters at the time.

The reversal of the allowance for credit losses on loans for the six months ended June 30, 2022 primarily resulted from improved unemployment rate forecasts at the time.

For more information, refer to Note 5, Loans and Allowance for Credit Losses on Loans, to the consolidated financial statements in this Form 10-Q.

Non-interest Income

The following table details the components of non-interest income.

	Three months ended
(dollars in thousands)	June 30, 2023	March 31, 2023	Amount Change	Percent Change
Wealth Management and Trust Services	$559	$511	$48	9.4%
Earnings on bank-owned life insurance, net	362	$705	(343)	(48.7)%
Service charges on deposit accounts	520	533	(13)	(2.4)%
Debit card interchange fees, net	555	447	108	24.2%
Dividends on Federal Home Loan Bank stock	290	302	(12)	(4.0)%
Merchant interchange fees, net	127	133	(6)	(4.5)%
Other income	326	304	22	7.2%
Total non-interest income	$2,739	$2,935	$(196)	(6.7)%

	Six months ended		Amount Change	Percent Change
(dollars in thousands)	June 30, 2023	June 30, 2022
Wealth Management and Trust Services	$1,070	$1,230	$(160)	(13.0)%
Earnings on bank-owned life insurance, net	1,067	711	356	50.1%
Service charges on deposit accounts	1,053	953	100	10.5%
Debit card interchange fees, net	1,002	1,036	(34)	(3.3)%
Dividends on Federal Home Loan Bank stock	592	508	84	16.5%
Merchant interchange fees, net	260	289	(29)	(10.0)%
Other income	630	868	(238)	(27.4)%
Total non-interest income	$5,674	$5,595	$79	1.4%

Second Quarter of 2023 Compared to the First Quarter of 2023

Non-interest income totaled $2.7 million for the second quarter of 2023, compared to $2.9 million for the prior quarter. The $196 thousand decrease from the prior quarter was primarily related to the recognition of a bank-owned life insurance benefit payment in the prior quarter, partially offset by increases in ATM and debit card interchange fees.

First Six Months of 2023 Compared to the First Six Months of 2022

Non-interest income totaled $5.7 million for the six months ended June 30, 2023, compared to $5.6 million for the same period of the prior year. The $79 thousand increase from the prior year period was mostly attributable to the
Page-36

higher bank-owned life insurance balances and benefit payments, partially offset by decreases in wealth management and trust services income and other income including one-way deposit and cash management fees.

Non-interest Expense

The following table details the components of non-interest expense.

	Three months ended
(dollars in thousands)	June 30, 2023	March 31, 2023	Amount Change	Percent Change
Salaries and related benefits	$11,416	$10,930	$486	4.4%
Occupancy and equipment	1,980	2,414	(434)	(18.0)%
Data processing	922	1,045	(123)	(11.8)%
Professional services	797	1,123	(326)	(29.0)%
Depreciation and amortization	400	882	(482)	(54.6)%
Federal Deposit Insurance Corporation insurance	666	289	377	130.4%
Information technology	357	370	(13)	(3.5)%
Charitable contributions	638	49	589	1,202.0%
Amortization of core deposit intangible	340	345	(5)	(1.4)%
Directors' expense	300	321	(21)	(6.5)%
Other real estate owned	44	4	40	1,000.0%
Other non-interest expense
Advertising	300	278	22	7.9%
Other expense	2,505	1,730	775	44.8%
Total other non-interest expense	2,805	2,008	797	39.7%
Total non-interest expense	$20,665	$19,780	$885	4.5%

	Six months ended		Amount Change	Percent Change
(dollars in thousands)	June 30, 2023	June 30, 2022
Salaries and related benefits	$22,346	$21,889	$457	2.1%
Occupancy and equipment	4,394	3,798	596	15.7%
Data processing	1,967	2,476	(509)	(20.6)%
Professional services	1,920	1,578	342	21.7%
Depreciation and amortization	1,282	845	437	51.7%
Federal Deposit Insurance Corporation insurance	955	586	369	63.0%
Information technology	727	946	(219)	(23.2)%
Charitable contributions	687	556	131	23.6%
Amortization of core deposit intangible	685	754	(69)	(9.2)%
Directors' expense	621	605	16	2.6%
Other real estate owned	48	5	43	NM
Other non-interest expense
Advertising	578	568	10	1.8%
Other expense	4,235	3,675	560	15.2%
Total other non-interest expense	4,813	4,243	570	13.4%
Total non-interest expense	$40,445	$38,281	$2,164	5.7%

NM - Not Meaningful

Second Quarter of 2023 Compared to the First Quarter of 2023

Non-interest expense totaled $20.7 million for the three months ended June 30, 2023, compared to $19.8 million for the prior quarter. The $885 thousand increase from the prior quarter included $589 thousand in charitable contributions as part of our annual grant program, $486 thousand in salaries and related benefits, which included annual merit increases, and $393 thousand in expenses and fees associated with an increase in our customers' participation in reciprocal deposit networks to bolster their FDIC insured balances. In addition, our FDIC insurance expense increased by $377 thousand as the statutory rates increased uniformly by 2 basis points for all depository institutions effective January 1, 2023 in order to strengthen the FDIC's Deposit Insurance Fund. These and other lesser increases were partially offset by a $482 thousand reduction in depreciation and amortization expense and $434 thousand decrease in occupancy and equipment expense, primarily due to the acceleration of lease-related costs for branches closed in the first quarter. These branch closures also reduced maintenance, janitorial and
Page-37

utilities expenses for the quarter. In addition, professional services decreased by $326 thousand, mainly due to timing of audit work performed.

First Six Months of 2023 Compared to the First Six Months of 2022

Non-interest expense totaled $40.4 million for the six months ended June 30, 2023, compared to $38.3 million for the six months ended June 30, 2022, an increase of $2.2 million. The most significant increases over prior year came from occupancy and equipment and depreciation and amortization expenses, which rose $596 thousand and $437 thousand, respectively, from branch closures in the first quarter of 2023. In addition, expenses associated with reciprocal deposits placed into deposit networks included in other expenses increased $497 thousand due to higher average balances and fees. Salaries and related benefits increased by $457 thousand primarily due to regularly scheduled annual merit and other increases and lower deferred origination costs, which were partially offset by an adjustment to our incentive bonus accrual. The FDIC insurance assessment and professional services also increased by $369 thousand and $342 thousand, respectively, for the same reasons mentioned above. These increases were partially offset by a $509 thousand decrease in data processing expenses due to our core system contract renegotiation for the current period and because the prior year included data processing expenses largely eliminated after the systems conversion associated with the American River Bankshares merger. In addition, the pre-tax savings in 2023 from the branch closures, net of accelerated costs, are expected to be approximately $470 thousand, and future annual pre-tax savings are expected to be approximately $1.4 million.

Provision for Income Taxes

Income tax provisions reflect accruals for taxes at the applicable rates for federal income tax and California franchise tax based upon reported pre-tax income. Provisions also reflect permanent differences between income for tax and financial reporting purposes (such as earnings on tax exempt loans and municipal securities, bank-owned life insurance ("BOLI") income, low-income housing tax credits, and stock-based compensation from the exercise of stock options, disqualifying dispositions of incentive stock options and vesting of restricted stock awards).

The provision for income taxes for the second quarter of 2023 totaled $1.3 million at an effective tax rate of 22.5%, compared to $3.4 million at an effective tax rate of 26.7% in the prior quarter. The decrease in the provision for income taxes in the second quarter of 2023 reflected lower pre-tax income. The 420 basis point decrease in the effective tax rate in the second quarter of 2023 was primarily due to the larger proportional effect of permanent tax differences on lower pretax income. This decrease was partially offset by a reduction in the tax-exempt interest exclusion (due to a larger IRC Section 291(e) interest expense disallowance) and lower tax-exempt BOLI income in the second quarter, compared to the prior quarter.

The provision for income taxes for the first half of 2023 totaled $4.8 million at an effective tax rate of 25.4%, compared to $7.7 million at an effective tax rate of 26.3% for the first half of 2022. The 90 basis point decrease in the effective tax rate in the first half of 2023, as compared to the same period a year ago, was primarily due the larger proportional effect of permanent tax differences on lower pretax income and higher tax-exempt BOLI income.

We file a consolidated return in the U.S. Federal tax jurisdiction and a combined return in the State of California tax jurisdiction. There were no ongoing federal or state income tax examinations at the issuance of this report. At June 30, 2023, neither the Bank nor Bancorp had accruals for interest or penalties related to unrecognized tax benefits.

FINANCIAL CONDITION SUMMARY

Cash, Cash Equivalents and Restricted Cash

Total cash, cash equivalents and restricted cash were $39.7 million at June 30, 2023, compared to $45.4 million at December 31, 2022. The $5.8 million decrease was due primarily to increases in loans and decreases in deposits, partially offset by cash flows from investment securities and increased borrowings.

Investment Securities

The investment securities portfolio totaled $1.718 billion at June 30, 2023, a decrease of $56.6 million from $1.774 billion at December 31, 2022. The decrease was primarily the result of principal repayments and maturities totaling
Page-38

$58.9 million, partially offset by a $5.3 million decrease in pre-tax unrealized losses on available-for-sale investment securities, along with $2.9 million in net amortization in the first half of 2023. Both the available-for-sale and held-to maturity portfolios are eligible for pledging to either the FHLB or the Federal Reserve as collateral for borrowing. The portfolios are comprised of high credit quality investments with average effective durations of 3.8 on available-for-sale securities and 5.8 on held-to-maturity securities. Both portfolios generate cash inflows monthly from interest, principal amortization and payoffs, which supports the Bank's liquidity. Those cash inflows totaled $82.9 million in the first six months of 2023.

Subsequent to quarter end, the Bank sold $82.7 million of available-for-sale securities and recognized a $2.8 million net loss. We held the sales proceeds in cash as part of our liquidity strategy. The net loss was offset with the $2.8 million gain from the July 13, 2023 sale of the Bank's remaining investment in Visa Inc. Class B restricted common stock, which had a zero carrying value. See Note 4, Investment Securities, for additional information.

The following table summarizes our investment in obligations of state and political subdivisions at June 30, 2023 and December 31, 2022.

	June 30, 2023			December 31, 2022
(dollars in thousands)	Amortized Cost	Fair Value	% of Total State and Political Subdivisions	Amortized Cost	Fair Value	% of Total State and Political Subdivisions
Within California:
General obligation bonds	$25,755	$21,352	14.4%	$25,806	$20,768	14.4%
Revenue bonds	3,513	2,902	2.0	3,719	2,987	2.1
Total within California	29,268	24,254	16.4	29,525	23,755	16.5
Outside California:
General obligation bonds	121,232	107,777	68.0	121,908	106,375	68.0
Revenue bonds	27,808	24,130	15.6	27,922	23,752	15.5
Total outside California	149,040	131,907	83.6	149,830	130,127	83.5
Total obligations of state and political subdivisions	$178,308	$156,161	100.0%	$179,355	$153,882	100.0%
Percent of investment portfolio	9.7%	9.5%		9.6%	9.3%

Of the total investment in obligations of state and political subdivisions, the largest concentrations outside of California are in Texas (39.7%), Washington (14.3%) and Wisconsin (8.9%). Our investment in obligations issued by municipal issuers in Texas are either guaranteed by the AAA rated Texas Permanent School Fund ("PSF") or backed by revenue sources from essential services (such as utilities and transportation).

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

Loans and Credit Quality

During the first half of 2023, loans increased by $10.3 million and totaled $2.103 billion at June 30, 2023, compared to $2.093 billion at December 31, 2022. Loan originations were $67.7 million for the six months ended June 30, 2023, compared to $152.0 million for the first six months of 2022. Excluding PPP loans, payoffs were $45.0 million in the six months ended June 30, 2023, compared to $159.1 million for the same period in 2022. PPP loan payoffs during the six months ended June 30, 2023 and 2022 were $1.8 million and $94.2 million, respectively. In addition, loan amortization from scheduled repayments totaling $39.9 million was partially offset by a net increase in
Page-39

utilization of credit lines of $29.7 million for the six months ended June 30, 2023. Bank of Marin has continued its usual steadfast conservative underwriting practices, and has not changed its credit standards or policies specifically in reaction to the current market conditions. The Bank continues to be focused on achieving risk-adjusted returns.

The ratio of allowance for credit losses on loans to total loans was 1.13% at June 30, 2023 compared to 1.10% at December 31, 2022.

Non-accrual loans decreased $320 thousand to $2.1 million, or 0.10% of the loan portfolio at June 30, 2023 from $2.4 million, or 0.12% at December 31, 2022. All of the non-accrual loans are collateralized by real estate with no expected credit loss as of June 30, 2023. Accruing loans past due 30 to 89 days totaled $1.0 million at June 30, 2023, compared to $664 thousand at December 31, 2022.

Classified loans with risk ratings of substandard or doubtful totaled $38.1 million at June 30, 2023, compared to $28.1 million at December 31, 2022. Increases in 2023 were primarily due to a $5.8 million increase in the usage of a revolving line of credit that was previously downgraded and the addition of eight loans to seven borrowers totaling $7.4 million. Approximately 90% of the additions were comprised of one commercial loan and two non-owner occupied commercial real estate loans. Partially offsetting the additions were $2.3 million in payoffs and paydowns and $939 thousand in upgrades to pass risk rating.

Loans designated special mention, which are not considered adversely classified, increased by $26.3 million to $86.5 million at June 30, 2023 from $60.2 million at December 31, 2022. The increase was largely due to $35.9 million in downgrades from pass risk ratings and balance increases of $548 thousand, which were partially offset by $5.9 million in downgrades from special mention to substandard and $4.2 million in paydowns and payoffs.

With the heightened market concern about non-owner occupied commercial real estate, and in particular the office portfolios, we are providing the following additional information. Non-owner occupied commercial real estate loans made up 64% of total classified loans as of June 30, 2023, compared to 88% at December 31, 2022 and all are currently paying in accordance with loan terms. We continue to maintain diversity among property types and within our geographic footprint. Specifically, our office commercial real estate portfolio in the City of San Francisco represents just 3% of our total loan portfolio and 6% of our total non-owner occupied commercial real estate portfolio. As of the last annual review period (generally December 2022), the average loan-to-value and debt-service coverage for the entire non-owner occupied office portfolio were 55% and 1.67x, respectively. For the eleven non-owner occupied office loans in the City of San Francisco totaling $71.4 with an average loan balance of $6.5 million, the average loan-to-value and debt-service coverage ratios were 63% and 1.20x, respectively.

For more information, refer to Note 5, Loans and Allowance for Credit Losses on Loans, to the consolidated financial statements in this Form 10-Q.

Liabilities - Deposits and Borrowings

During the first six months of 2023, total liabilities decreased by $67.2 million to $3.668 billion. Deposits totaled $3.325 billion at June 30, 2023, a decrease of $248.1 million compared to $3.573 billion at December 31, 2022. Federal Home Loan Bank borrowings increased $180.2 million to $292.2 million at June 30, 2023 from $112.0 million at December 31, 2022. Post quarter end, we reduced borrowings by another $92 million through July 31, 2023 and maintained excess cash, mostly from the sale of available-for-sale securities mentioned above, that is available for further reductions.

Non-interest bearing deposits decreased $250.4 million, while money market deposits increased $39.7 million and time deposits increased $84.4 million in the first six months of 2023. There was a small shift in deposit composition in the first half of 2023, dropping non-interest bearing deposits from 51.5% of total deposits to 47.8%, and raising money markets from 27.7% to 30.9% and time deposits from 3.3% to 6.1%. While there was some runoff in the first quarter attributed to industry disruptions and bank deposits moving to money market funds, the Bank experienced a modest recovery and gained deposit growth momentum in the second quarter. Additionally, the Bank's competitive and balanced approach to relationship management and focused outreach supported the growth adding over 1,400 new accounts during the second quarter, bringing the total to over 2,400 new accounts in 2023 (excluding new reciprocal accounts). Of those, approximately 40% were new relationships to the Bank. The average cost of deposits was 0.44% in the first half of 2023, compared to 0.06% in the same period of 2022.

Page-40

At June 30, 2023, the Bank had $292.2 million outstanding in overnight borrowings from the Federal Home Loan Bank at a rate of 5.28%, an increase of $180.2 million, compared to $112.0 million in overnight borrowings at December 31, 2022 at a rate of 4.65%. The Bank is actively evaluating strategies for reducing borrowings in the current environment and as market conditions change. Total immediate contingent funding sources, including unrestricted cash, unencumbered available-for-sale securities, and remaining borrowing capacity was $1.992 billion, or 60% of total deposits and 209% of estimated uninsured and/or uncollateralized deposits as of June 30, 2023.

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

Management reviews capital ratios on a regular basis and produces a five-year capital plan semi-annually to ensure that capital exceeds the prescribed regulatory minimums and is adequate to meet our anticipated future needs.  Stress tests are performed on capital ratios and include scenarios such as additional unrealized losses on the investment portfolio, additional deposit growth and potential share repurchases. For all periods presented, the Bank’s ratios exceed the regulatory definition of “well capitalized” under the regulatory framework for prompt corrective action and Bancorp’s ratios exceed the required minimum ratios to be considered a well-capitalized bank holding company. In addition, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action as of June 30, 2023. There are no conditions or events since that notification that management believes have changed the Bank’s categories and we expect the Bank to remain well capitalized for prompt corrective action purposes.

Bancorp's TCE ratio was 8.6% at June 30, 2023, compared to 8.2% at December 31, 2022. Bancorp's TCE ratio, net of after tax unrealized losses on held-to-maturity securities, was 6.7%, compared to 6.2% at December 31, 2022. Management believes this non-GAAP measure is important because it reflects the level of capital available to withstand drastic changes in market conditions (refer to page 45 for a discussion and reconciliation of this non-GAAP financial measure).

The Bancorp’s and Bank’s capital adequacy ratios as of June 30, 2023 and December 31, 2022 are presented in the following tables.

Bancorp Capital Ratios (dollars in thousands)	Actual		Adequately Capitalized Threshold [1]		Threshold to be a Well Capitalized Bank Holding Company
June 30, 2023	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk-weighted assets)	$440,340	16.36%	$282,667	10.50%	$269,207	10.00%
Tier 1 Capital (to risk-weighted assets)	$415,943	15.45%	$228,826	8.50%	$215,365	8.00%
Tier 1 Leverage Capital (to average assets)	$415,943	10.10%	$164,763	4.00%	$205,954	5.00%
Common Equity Tier 1 (to risk-weighted assets)	$415,943	15.45%	$188,445	7.00%	$174,984	6.50%
December 31, 2022
Total Capital (to risk-weighted assets)	$431,667	15.90%	$285,079	10.50%	$271,504	10.00%
Tier 1 Capital (to risk-weighted assets)	$407,912	15.02%	$230,778	8.50%	$217,203	8.00%
Tier 1 Leverage Capital (to average assets)	$407,912	9.60%	$169,948	4.00%	$212,435	5.00%
Common Equity Tier 1 (to risk-weighted assets)	$407,912	15.02%	$190,053	7.00%	$176,478	6.50%
Page-41

Bank Capital Ratios (dollars in thousands)	Actual		Adequately Capitalized Threshold [1]		Threshold to be Well Capitalized under Prompt Corrective Action Provisions
June 30, 2023	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk-weighted assets)	$430,491	15.99%	$282,659	10.50%	$269,199	10.00%
Tier 1 Capital (to risk-weighted assets)	$406,094	15.09%	$228,819	8.50%	$215,359	8.00%
Tier 1 Leverage Capital (to average assets)	$406,094	9.86%	$164,759	4.00%	$205,949	5.00%
Common Equity Tier 1 (to risk-weighted assets)	$406,094	15.09%	$188,439	7.00%	$174,979	6.50%
December 31, 2022
Total Capital (to risk-weighted assets)	$427,108	15.73%	$285,052	10.50%	$271,478	10.00%
Tier 1 Capital (to risk-weighted assets)	$403,352	14.86%	$230,757	8.50%	$217,183	8.00%
Tier 1 Leverage Capital (to average assets)	$403,352	9.49%	$169,940	4.00%	$212,425	5.00%
Common Equity Tier 1 (to risk-weighted assets)	$403,352	14.86%	$190,035	7.00%	$176,461	6.50%
1 Except for Tier 1 Leverage Capital, the adequately capitalized thresholds reflect the regulatory minimum plus a 2.5% capital conservation buffer as required under the Basel III Capital Standards in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses.

Liquidity and Capital Resources

The goal of liquidity management is to provide adequate funds to meet loan demand and to fund operating activities and deposit withdrawals. We accomplish this goal by maintaining an appropriate level of liquid assets and formal lines of credit with the FHLB, FRBSF and correspondent banks that enable us to borrow funds as seen in the table below and discussed in Note 6 to the Consolidated Financial Statements in ITEM 1 of this report. Our Asset Liability Management Committee ("ALCO"), which is comprised of Bank directors and the Bank's Chief Executive Officer, is responsible for approving and monitoring our liquidity targets and strategies. The Bank has long-established minimum liquidity and diversification requirements using tools similar to larger banks such as the Liquidity Coverage Ratio and multi-scenario, long-horizon stress testing. Our contingency funding plan provides for early detection of potential liquidity issues in the market or the Bank and institutes prompt responses that may prevent or alleviate a potential liquidity crisis. Management monitors liquidity daily and regularly adjusts our position based on current and future liquidity needs. We also have relationships with third-party deposit networks and can adjust the placement of our deposits via reciprocal or one-way sales as part of our cash management strategy. We maintained $2.2 million in off-balance sheet one-way deposit sales with our deposit networks at both June 30, 2023 and December 31, 2022.

Net available contingent funding sources, including unrestricted cash, unencumbered available-for-sale securities and total available borrowing capacity was $1.992 billion, or 209% of estimated uninsured and/or uncollateralized deposits as of June 30, 2023. The Federal Reserve's new BTFP facility offers borrowing capacity based on par values of securities pledged making it less sensitive to changes in market rates. The following table details the components of our contingent liquidity sources as of June 30, 2023.

(in thousands)	Total Available	Amount Used	Net Availability
Internal Sources
Unrestricted cash [1]	$16,705	N/A	$16,705
Unencumbered securities at market value	761,472	N/A	761,472
External Sources
FHLB line of credit	1,033,792	$(292,200)	741,592
FRB line of credit and BTFP facility	337,047	—	337,047
Lines of credit at correspondent banks	135,000	—	135,000
Total Liquidity	$2,284,016	$(292,200)	$1,991,816
1 Excludes cash items in transit.
Note: Brokered deposits available through third party networks are not included above.

We obtain funds from the repayment and maturity of loans, deposit inflows, investment security maturities and paydowns, federal funds purchases, FHLB advances, other borrowings, and cash flow from operations.  Our primary uses of funds are the origination of loans, the purchase of investment securities, withdrawals of deposits, maturity of certificates of deposit, repayment of borrowings, dividends to common stockholders, and operating expenses.

Page-42

Customer deposits are a significant component of our daily liquidity position. The attraction and retention of new deposits depend upon the variety and effectiveness of our customer account products, service and convenience, rates paid to customers, and our financial strength. The cash cycles and unique business activities of some of our large commercial depositors may cause short-term fluctuations in their deposit balances held with us.

Our cash and cash equivalents decreased $5.8 million in the first half of 2023. Significant uses of liquidity during 2023 were $248.1 million in withdrawals of deposits, $9.3 million in loan originations and advances, net of principal collected, and $8.0 million in cash dividends paid on common stock to our shareholders.

The most significant sources of liquidity during the first half of 2023 were increased Federal Home Loan Bank borrowings of $180.2 million, proceeds from principal paydowns and maturities of investment securities of $59.0 million, and $21.5 million in net cash provided by operating activities. Refer to the Consolidated Statement of Cash Flows in this Form 10-Q for additional information on our sources and uses of liquidity. Management anticipates that our current strong liquidity position, as detailed in this report, and contingent funding sources outlined in the table above are adequate to support our operational needs.

Unfunded loan commitments, as discussed in Note 8 to the Consolidated Financial Statements in this Form 10-Q, totaled $489.6 million at June 30, 2023. We expect to fund these commitments to the extent utilized primarily through the repayment of existing loans, principal paydowns of investment securities, and liquid assets.

Over the next twelve months, $179.4 million of time deposits will mature. We expect to replace these funds with new deposits or excess liquidity. Our emphasis on local deposits, combined with our immediately available funding sources, provides a very stable base for our liquidity needs.

We had borrowings under our credit facilities of $292.2 million at June 30, 2023, and $112.0 million at December 31, 2022, as discussed in Note 6 to the Consolidated Financial Statements in ITEM 1 of this report.

Since Bancorp is a holding company and does not conduct regular banking operations, its primary sources of liquidity are dividends from the Bank. Under the California Financial Code, payment of a dividend from the Bank to Bancorp without advance regulatory approval is restricted to the lesser of the Bank’s retained earnings or the amount of the Bank’s net profits from the previous three fiscal years less the amount of dividends paid during that period. The primary uses of funds for Bancorp are shareholder dividends and ordinary operating expenses.  Bancorp held $9.7 million in cash at June 30, 2023 and management anticipates that there will be sufficient earnings at the Bank to provide dividends to Bancorp to meet its funding requirements for the foreseeable future.

Statement Regarding use of Non-GAAP Financial Measures
Our first half of 2022 was impacted by costs associated with our 2021 acquisition of American River Bankshares, which we considered immaterial to discuss in this report. For additional information regarding the impact of non-GAAP adjustments to our first half of 2022 performance measures, refer to Form 10-Q filed on August 8, 2022.

In this report, financial results are presented in accordance with GAAP and with reference to certain non-GAAP financial measures. Management believes that, given recent industry turmoil, the presentation of Bancorp's non-GAAP TCE ratio reflecting the after-tax impact of unrealized losses on held-to-maturity securities provides useful supplemental information to investors because it reflects the level of capital available to withstand drastic changes in market conditions. Because there are limits to the usefulness of this measure to investors, Bancorp encourages readers to consider its annual and quarterly consolidated financial statements and notes related thereto in their entirety, as filed with the Securities and Exchange Commission, and not to rely on any single financial measure. A reconciliation of the non-GAAP TCE ratio is presented below.

Page-43

Reconciliation of GAAP and Non-GAAP Financial Measures

(in thousands, unaudited)		June 30, 2023	December 31, 2022
Tangible Common Equity - Bancorp
Total stockholders' equity		$423,941	412,092
Goodwill and core deposit intangible		(77,185)	(77,870)
Total TCE	a	346,756	334,222
Unrealized losses on HTM securities, net of tax [1]		(85,046)	(89,432)
TCE, net of unrealized losses on HTM securities (non-GAAP)	b	$261,710	244,790
Total assets		$4,092,133	4,147,464
Goodwill and core deposit intangible		(77,185)	(77,870)
Total tangible assets	d	4,014,948	4,069,594
Unrealized losses on HTM securities, net of tax [1]		(85,046)	(89,432)
Total tangible assets, net of unrealized losses on HTM securities (non-GAAP)	e	$3,929,902	3,980,162
Bancorp TCE ratio	a / d	8.6%	8.2%
Bancorp TCE ratio, net of unrealized losses on HTM securities (non-GAAP)	b / e	6.7%	6.2%
1 Net unrealized losses on held-to-maturity securities as of June 30, 2023 and December 31, 2022 of $120.7 million and $127.0, respectively, as shown in Note 4, net of an estimated $35.7 million and $37.5, respectively, in deferred tax benefits based on a blended state and federal statutory tax rate of 29.56%.

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

To mitigate interest rate risk, the structure of our assets and liabilities is managed with the objective of correlating the effects of interest rate changes on loans and investments with those of deposits and borrowings. The asset and liability management policy sets limits on the acceptable amount of change to net interest income and economic value of equity in different interest rate environments.

From time to time, we enter into interest rate swap contracts to mitigate the changes in the fair value of specified long-term fixed-rate loans and firm commitments to enter into long-term fixed-rate loans caused by changes in interest rates. See Note 9 to the Consolidated Financial Statements in this Form 10-Q.

ALCO and the Board of Directors review our exposure to interest rate risk at least quarterly. We use simulation models to measure interest rate risk and to evaluate strategies to improve profitability in the context of policy guidelines. A simplified statement of condition is prepared on a quarterly basis as a starting point, using instrument level data of our actual loans, investments, borrowings and deposits as inputs. If potential changes to net equity value and net interest income resulting from hypothetical interest rate changes are not within the limits established by the Board of Directors, management may adjust the asset and liability mix to bring the risk position within approved limits or take other actions. Governing policies are subject to review by regulators and are updated to incorporate their observations and to adapt to changes in idiosyncratic and systemic risks. At June 30, 2023, interest rate risk was within policy guidelines established by ALCO and the Board. One set of interest rates modeled and evaluated against flat interest rates and a static balance sheet is a series of immediate parallel shifts in the yield curve. Our most recent analysis of our interest rate sensitivity is provided in the following table as an example rather than an expectation of likely interest rate movements.
Page-44

Immediate and Parallel Shift in Interest Rates (in basis points)	Estimated Change in Net Interest Income in Year 1, as percent of Net Interest Income	Estimated Change in Net Interest Income in Year 2, as percent of Net Interest Income
up 400	(18.0)%	(4.9)%
up 300	(13.6)%	(3.8)%
up 200	(9.1)%	(2.8)%
up 100	(4.5)%	(1.2)%
down 100	4.9%	2.9%
down 200	9.1%	4.8%

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

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2023, there were no significant changes that materially affected, or were reasonably likely to affect, our internal control over financial reporting. The term internal control over financial reporting, as defined by Rule 15d-15(f) of the Act, is a process designed by, or under the supervision of, the issuer's principal executive and principal financial officers, or persons performing similar functions, and effected by the issuer's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

Rising Interest Rates Have Decreased the Value of the Company’s Held-To-Maturity and Available-for-Sale Securities Portfolio, and the Company Would Realize Losses if It Were Required to Sell Such Securities to Meet Liquidity Needs

Because of inflationary pressures and the resulting rapid increases in interest rates over the last year, the trading value of previously issued government and other fixed income securities has declined significantly. These securities make up a majority of the securities portfolio of most banks in the U.S., including the Company’s, resulting in unrealized losses embedded in the held-to-maturity portion of U.S. banks’ securities portfolios and unrealized losses on available-for-sale securities reflected in the Company’s accumulated other comprehensive income. While the Company may use the sale of eligible securities in the normal course of business as a source of liquidity or to reposition the balance sheet for strategic purposes, it is not our intention to sell securities at a net loss. However, if the Company were to sell such securities it may incur losses that could impair the Company’s capital, financial condition, and results of operations and may require the Company to raise additional capital on unfavorable terms, thereby negatively impacting its profitability.

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

Page-46

Issuer Purchases of Equity Securities

On July 16, 2021, Bancorp Board of Directors approved a share repurchase program under which Bancorp could repurchase up to $25.0 million of its outstanding common stock through July 31, 2023. On October 22, 2021, Bancorp Board of Directors approved an amendment, which increased the total authorization to $57.0 million and left the expiration date unchanged. The last activity under the program was in the first quarter of 2022.

On July 21, 2023, Bancorp Board of Directors approved the adoption of a new share repurchase program under which Bancorp could repurchase up to $25.0 million of its outstanding common stock expiring on July 31, 2025, which replaced the existing program.

ITEM 3       Defaults upon Senior Securities
None.

ITEM 4      Mine Safety Disclosures
Not applicable.

ITEM 5      Other Information
Not applicable.
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

Bank of Marin Bancorp
(registrant)

August 8, 2023	/s/ Timothy D. Myers
Date	Timothy D. Myers
President and Chief Executive Officer
(Principal Executive Officer)

August 8, 2023	/s/ Tani Girton
Date	Tani Girton
Executive Vice President &
Chief Financial Officer
(Principal Financial Officer)

August 8, 2023	/s/ David A. Merck
Date	David A. Merck
First Vice President & Controller
(Principal Accounting Officer)

Page-49