Form 10-Q
period 2023-09-30
Bank of Marin Bancorp
filed 2023-11-08
CIK 1403475

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023
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
Yes   ☐    No  ☒

As of October 30, 2023, there were 16,139,321 shares of common stock outstanding.

Page-2

PART I       FINANCIAL INFORMATION

ITEM 1.  Financial Statements

BANK OF MARIN BANCORP CONSOLIDATED STATEMENTS OF CONDITION

(in thousands, except share data; unaudited)	September 30, 2023	December 31, 2022
Assets
Cash, cash equivalents and restricted cash	$123,132	$45,424
Investment securities:
Held-to-maturity, at amortized cost (net of zero allowance for credit losses at September 30, 2023 and December 31, 2022)	935,142	972,207
Available-for-sale, at fair value (net of zero allowance for credit losses at September 30, 2023 and December 31, 2022)	658,815	802,096
Total investment securities	1,593,957	1,774,303
Loans, at amortized cost	2,086,942	2,092,546
Allowance for credit losses on loans	(24,260)	(22,983)
Loans, net of allowance for credit losses on loans	2,062,682	2,069,563
Goodwill	72,754	72,754
Bank-owned life insurance	67,738	67,066
Operating lease right-of-use assets	21,589	24,821
Bank premises and equipment, net	8,174	8,134
Core deposit intangible, net	4,096	5,116
Other real estate owned	—	455
Interest receivable and other assets	81,427	79,828
Total assets	$4,035,549	$4,147,464

Liabilities and Stockholders' Equity
Liabilities
Deposits:
Non-interest bearing	$1,642,244	$1,839,114
Interest bearing
Transaction accounts	221,128	287,651
Savings accounts	257,754	338,163
Money market accounts	1,090,181	989,390
Time accounts	232,377	119,030
Total deposits	3,443,684	3,573,348
Short-term borrowings and other obligations	120,335	112,439
Operating lease liabilities	24,040	26,639
Interest payable and other liabilities	28,872	22,946
Total liabilities	3,616,931	3,735,372
Commitments and contingent liabilities (Note 8)
Stockholders' Equity
Preferred stock, no par value, Authorized - 5,000,000 shares, none issued	—	—
Common stock, no par value, Authorized - 30,000,000 shares; issued and outstanding - 16,139,321 and 16,029,138 at September 30, 2023 and December 31, 2022, respectively	217,202	215,057
Retained earnings	277,996	270,781
Accumulated other comprehensive loss, net of taxes	(76,580)	(73,746)
Total stockholders' equity	418,618	412,092
Total liabilities and stockholders' equity	$4,035,549	$4,147,464

The accompanying notes are an integral part of these consolidated financial statements (unaudited).
Page-3

BANK OF MARIN BANCORP CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
	Three months ended			Nine months ended
(in thousands, except per share amounts; unaudited)	September 30, 2023	June 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Interest income
Interest and fees on loans	$24,704	$24,579	$23,357	$73,541	$70,368
Interest on investment securities	9,345	9,994	9,674	29,371	24,640
Interest on federal funds sold and due from banks	1,055	48	546	1,159	832
Total interest income	35,104	34,621	33,577	104,071	95,840
Interest expense
Interest on interest-bearing transaction accounts	270	234	121	758	230
Interest on savings accounts	229	146	32	545	93
Interest on money market accounts	5,988	4,292	268	11,365	1,184
Interest on time accounts	1,555	946	128	2,724	209
Interest on borrowings and other obligations	2,593	4,873	1	10,182	2
Total interest expense	10,635	10,491	550	25,574	1,718
Net interest income	24,469	24,130	33,027	78,497	94,122
Provision for (reversal of) credit losses on loans	425	500	422	1,275	(63)
Reversal of credit losses on unfunded loan commitments	—	(168)	—	(342)	(318)
Net interest income after provision for (reversal of) credit losses	24,044	23,798	32,605	77,564	94,503
Non-interest income
Wealth Management and Trust Services	515	559	507	1,585	1,737
Service charges on deposit accounts	508	520	535	1,561	1,488
Debit card interchange fees, net	456	555	502	1,458	1,538
Earnings on bank-owned life insurance, net	371	362	222	1,438	933
Dividends on Federal Home Loan Bank stock	324	290	251	916	759
Merchant interchange fees, net	117	127	141	377	430
Gains (losses) on sale of investment securities, net	14	—	(63)	14	(63)
Other income	293	326	628	923	1,496
Total non-interest income	2,598	2,739	2,723	8,272	8,318
Non-interest expense
Salaries and related benefits	10,741	11,416	10,557	33,087	32,446
Occupancy and equipment	1,973	1,980	1,941	6,367	5,739
Data processing	1,009	922	1,093	2,976	3,569
Professional services	757	797	736	2,677	2,314
Depreciation and amortization	423	400	414	1,705	1,259
Federal Deposit Insurance Corporation insurance	469	666	300	1,424	886
Information technology	411	357	573	1,138	1,519
Amortization of core deposit intangible	335	340	370	1,020	1,124
Directors' expense	272	300	233	893	838
Charitable contributions	20	638	49	707	605
Other real estate owned	—	44	350	48	355
Other expense	3,337	2,805	2,062	8,150	6,305
Total non-interest expense	19,747	20,665	18,678	60,192	56,959
Income before provision for income taxes	6,895	5,872	16,650	25,644	45,862
Provision for income taxes	1,600	1,321	4,476	6,359	12,157
Net income	$5,295	$4,551	$12,174	$19,285	$33,705
Net income per common share:
Basic	$0.33	$0.28	$0.76	$1.21	$2.12
Diluted	$0.33	$0.28	$0.76	$1.20	$2.11
Weighted average shares:
Basic	16,028	16,009	15,939	16,002	15,912
Diluted	16,036	16,016	15,974	16,017	15,959
Comprehensive (loss) income:
Net income	$5,295	$4,551	$12,174	$19,285	$33,705
Other comprehensive (loss) income:
Change in net unrealized gains or losses on available-for-sale securities	(13,792)	(10,928)	(31,816)	(8,507)	(97,094)
Reclassification adjustment for losses (gains) on available-for-sale securities included in net income	2,793	—	63	2,793	63
Reclassification adjustment for gains or losses for fair value hedge	367	—	—	367	—
Net unrealized losses on securities transferred from available-for-sale to held-to-maturity	—	—	—	—	(14,847)
Amortization of net unrealized losses on securities transferred from available-for-sale to held-to-maturity	411	451	510	1,325	1,126
Other comprehensive (loss) income, before tax	(10,221)	(10,477)	(31,243)	(4,022)	(110,752)
Deferred tax (benefit) expense	(3,021)	(3,097)	(9,236)	(1,188)	(32,741)
Other comprehensive (loss) income, net of tax	(7,200)	(7,380)	(22,007)	(2,834)	(78,011)
Total comprehensive (loss) income	$(1,905)	$(2,829)	$(9,833)	$16,451	$(44,306)
The accompanying notes are an integral part of these consolidated financial statements (unaudited).
Page-4

BANK OF MARIN BANCORP CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the three months ended September 30, 2023 and 2022

(in thousands, except share data; unaudited)	Common Stock		Retained Earnings	Accumulated Other Comprehensive (Loss) Income, Net of Taxes	Total
	Shares	Amount
	Three months ended September 30, 2023
Balance at July 1, 2023	16,107,192	$216,589	$276,732	$(69,380)	$423,941
Net income	—	—	5,295	—	5,295
Other comprehensive loss, net of tax	—	—	—	(7,200)	(7,200)
Stock issued under employee stock purchase plan	879	15	—	—	15
Stock issued under employee stock ownership plan	5,800	120	—	—	120
Restricted stock granted	12,550	—	—	—	—
Restricted stock forfeited / cancelled	(850)	—	—	—	—
Stock-based compensation - stock options	—	21	—	—	21
Stock-based compensation - restricted stock	—	209	—	—	209
Cash dividends paid on common stock ($0.25 per share)	—	—	(4,031)	—	(4,031)
Stock issued in payment of director fees	13,750	248	—	—	248
Balance at September 30, 2023	16,139,321	$217,202	$277,996	$(76,580)	$418,618
	Three months ended September 30, 2022
Balance at July 1, 2022	16,009,600	$213,864	$253,737	$(58,028)	$409,573
Net income	—	—	12,174	—	12,174
Other comprehensive loss, net of tax	—	—	—	(22,007)	(22,007)
Stock options exercised, net of shares surrendered for cashless exercises and tax withholdings	363	—	—	—	—
Stock issued under employee stock purchase plan	574	16	—	—	16
Stock issued under employee stock ownership plan	13,000	404	—	—	404
Stock-based compensation - stock options	—	106	—	—	106
Stock-based compensation - restricted stock	—	151	—	—	151
Cash dividends paid on common stock ($0.25 per share)	—	—	(4,004)	—	(4,004)
Stock purchased by directors under director stock plan	515	16	—	—	16
Stock issued in payment of director fees	4,996	163	—	—	163
Balance at September 30, 2022	16,029,048	$214,720	$261,907	$(80,035)	$396,592

The accompanying notes are an integral part of these consolidated financial statements (unaudited).

BANK OF MARIN BANCORP CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the nine months ended September 30, 2023 and 2022

(in thousands, except share data; unaudited)	Common Stock		Retained Earnings	Accumulated Other Comprehensive (Loss) Income, Net of Taxes	Total
	Shares	Amount
	Nine months ended September 30, 2023
Balance at January 1, 2023	16,029,138	$215,057	$270,781	$(73,746)	$412,092
Net income	—	—	19,285	—	19,285
Other comprehensive loss, net of tax	—	—	—	(2,834)	(2,834)
Stock options exercised, net of shares surrendered for cashless exercises and tax withholdings	11,530	230	—	—	230
Stock issued under employee stock purchase plan	2,035	36	—	—	36
Stock issued under employee stock ownership plan	39,800	967	—	—	967
Restricted stock granted	61,978	—	—	—	—
Restricted stock surrendered for tax withholdings upon vesting	(2,498)	(70)	—	—	(70)
Restricted stock forfeited / cancelled	(21,024)	—	—	—	—
Stock-based compensation - stock options	—	159	—	—	159
Stock-based compensation - restricted stock	—	425	—	—	425
Cash dividends paid on common stock ($0.75 per share)	—	—	(12,070)	—	(12,070)
Stock issued in payment of director fees	18,362	398	—	—	398
Balance at September 30, 2023	16,139,321	$217,202	$277,996	$(76,580)	$418,618
	Nine months ended September 30, 2022
Balance at January 1, 2022	15,929,243	$212,524	$239,868	$(2,024)	$450,368
Net income	—	—	33,705	—	33,705
Other comprehensive loss, net of tax	—	—	—	(78,011)	(78,011)
Stock options exercised, net of shares surrendered for cashless exercises and tax withholdings	40,674	821	—	—	821
Stock issued under employee stock purchase plan	1,510	46	—	—	46
Stock issued under employee stock ownership plan	38,000	1,233	—	—	1,233
Restricted stock granted	46,672	—	—	—	—
Restricted stock surrendered for tax withholdings upon vesting	(1,169)	(40)	—	—	(40)
Restricted stock forfeited / cancelled	(13,267)	—	—	—	—
Stock-based compensation - stock options	—	221	—	—	221
Stock-based compensation - restricted stock	—	421	—	—	421
Cash dividends paid on common stock ($0.73 per share)	—	—	(11,666)	—	(11,666)
Stock purchased by directors under director stock plan	515	16	—	—	16
Stock issued in payment of director fees	10,145	355	—	—	355
Stock repurchased, including commissions	(23,275)	(877)	—	—	(877)
Balance at September 30, 2022	16,029,048	$214,720	$261,907	$(80,035)	$396,592
The accompanying notes are an integral part of these consolidated financial statements (unaudited).

Page-5

BANK OF MARIN BANCORP CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine months ended September 30, 2023 and 2022

(in thousands; unaudited)	2023	2022
Cash Flows from Operating Activities:
Net income	$19,285	$33,705
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for (reversal of) credit losses on loans	1,275	(63)
Reversal of credit losses on unfunded loan commitments	(342)	(318)
Noncash contribution expense to employee stock ownership plan	967	1,233
Noncash director compensation expense	398	355
Stock-based compensation expense	584	642
Amortization of core deposit intangible	1,020	1,124
Amortization of investment security premiums, net of accretion of discounts	5,529	7,139
(Accretion of discounts) amortization of premiums on acquired loans, net	(461)	143
Net change in deferred loan origination costs/fees	(800)	(2,484)
Write-down of other real estate owned	40	345
(Gains) losses on sale of investment securities, net	(14)	63
Depreciation and amortization	1,705	1,259
Earnings on bank-owned life insurance policies	(1,438)	(933)
Net changes in interest receivable and other assets	196	2,230
Net changes in interest payable and other liabilities	6,928	(5,489)
Total adjustments	15,587	5,246
Net cash provided by operating activities	34,872	38,951
Cash Flows from Investing Activities:
Purchase of held-to-maturity securities	—	(293,720)
Purchase of available-for-sale securities	—	(243,459)
Proceeds from sale of available-for-sale securities	79,840	10,664
Proceeds from paydowns/maturities of held-to-maturity securities	37,046	33,198
Proceeds from paydowns/maturities of available-for-sale securities	50,749	112,793
Proceeds from sale of Visa Inc. Class B restricted common stock	2,807	—
Decrease in loans receivable, net	6,634	97,935
Proceeds from bank-owned life insurance policies	766	350
Purchase of premises and equipment	(1,737)	(762)
Proceeds from sale of other real estate owned	420	—
Cash paid for low income housing tax credit investment	(39)	(30)
Net cash provided by (used in) investing activities	176,486	(283,031)
Cash Flows from Financing Activities:
Net (decrease) increase in deposits	(129,664)	94,160
Proceeds from short-term borrowings, net	8,000	—
Repayment of finance lease obligations	(112)	(96)
Proceeds from stock options exercised	230	821
Restricted stock surrendered for tax withholdings upon vesting	(70)	(40)
Cash dividends paid on common stock	(12,070)	(11,666)
Stock repurchased, including commissions	—	(1,250)
Proceeds from stock issued under employee and director stock purchase plans	36	62
Net cash (used in) provided by financing activities	(133,650)	81,991
Net increase (decrease) in cash, cash equivalents and restricted cash	77,708	(162,089)
Cash, cash equivalents and restricted cash at beginning of period	45,424	347,641
Cash, cash equivalents and restricted cash at end of period	$123,132	185,552
Supplemental disclosure of cash flow information:
Cash paid in interest	$23,036	$1,716
Cash paid in income taxes	$—	$11,075
Supplemental disclosure of noncash investing and financing activities:
Change in net unrealized gains or losses on available-for-sale securities	$(8,140)	$(97,094)
Securities transferred from available-for-sale to held-to-maturity, at fair value	$—	$357,482
Amortization of net unrealized loss on available-for-sale securities transferred to held-to-maturity	$1,325	$1,126
Stock issued to employee stock ownership plan	$967	$1,233
Restricted cash[1]	$—	$2,996
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

	Three months ended		Nine months ended
(in thousands, except per share data)	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Weighted average basic common shares outstanding	16,028	15,939	16,002	15,912
Potentially dilutive common shares related to:
Stock options	—	22	5	33
Unvested restricted stock awards	8	13	10	14
Weighted average diluted common shares outstanding	16,036	15,974	16,017	15,959
Net income	$5,295	$12,174	$19,285	$33,705
Basic EPS	$0.33	$0.76	$1.21	$2.12
Diluted EPS	$0.33	$0.76	$1.20	$2.11
Weighted average anti-dilutive common shares not included in the calculation of diluted EPS	362	237	368	213

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

In March 2020, the FASB issued Accounting Standards Update ("ASU") No. 2020-04, Reference Rate Reform (Topic 848). The amendments in this ASU are elective and provide optional guidance for a limited period of time to ease the potential burden of accounting for, or recognizing the effects of reference rate reform. The amendments in this ASU provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. Topic 848 was further amended in January 2021 with ASU No. 2021-01, which provided additional guidance on certain optional expedients and scope of derivative instruments, and in December 2022 with ASU 2022-06, which extended the sunset date of Topic 848 to December 31, 2024 given the UK Financial Conduct Authority ("FCA") March 2021 announcement that the intended cessation date of certain tenors of USD LIBOR would be June 30, 2023. An entity may elect the amendments in these updates at an interim period with adoption methods varying based on transaction type. As of September 30, 2023, we had four interest rate swap contracts with notional values totaling $11.3 million that were indexed to LIBOR, which transitioned to the Secured Overnight Financing Rate ("SOFR") effective July 1, 2023. The transition to SOFR did not have a material impact to either our financial condition or results of operations.
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

The following table summarizes our assets and liabilities that were required to be recorded at fair value on a recurring basis.

Page-9

(in thousands) Description of Financial Instruments	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Measurement Categories: Changes in Fair Value Recorded In1
September 30, 2023
Securities available-for-sale:
Mortgage-backed securities and collateralized mortgage obligations issued by U.S. government-sponsored agencies	$384,933	$—	$384,933	$—	OCI
SBA-backed securities	$28,223	$—	$28,223	$—	OCI
Debentures of government sponsored agencies	$117,166	$—	$117,166	$—	OCI
U.S. Treasury securities	$10,215	$10,215	$—	$—	OCI
Obligations of state and political subdivisions	$83,722	$—	$83,722	$—	OCI
Corporate bonds	$34,556	$—	$34,556	$—	OCI
Derivative financial assets (interest rate contracts - loans)	$854	$—	$854	$—	NI
Derivative financial assets (interest rate contracts - AFS securities)	$367	$—	$367	$—	NI
December 31, 2022
Securities available-for-sale:
Mortgage-backed securities and collateralized mortgage obligations issued by U.S. government-sponsored agencies	$475,505	$—	$475,505	$—	OCI
SBA-backed securities	$44,355	$—	$44,355	$—	OCI
Debentures of government sponsored agencies	$135,106	$—	$135,106	$—	OCI
U.S. Treasury securities	$10,269	$10,269	$—	$—	OCI
Obligations of state and political subdivisions	$102,123	$—	$102,123	$—	OCI
Corporate bonds	$33,276	$—	$33,276	$—	OCI
Asset-backed securities	$1,462	$—	$1,462	$—	OCI
Derivative financial assets (interest rate contracts - loans)	$602	$—	$602	$—	NI
 1 Other comprehensive income ("OCI") or net income ("NI").

Available-for-sale securities are recorded at fair value on a recurring basis. When available, quoted market prices (Level 1) are used to determine the fair value of available-for-sale securities. Level 1 securities include U.S. Treasury securities. If quoted market prices are not available, we obtain pricing information from a reputable third-party service provider, who may utilize valuation techniques that use current market-based or independently sourced parameters, such as bid/ask prices, dealer-quoted prices, interest rates, benchmark yield curves, prepayment speeds, probability of default, loss severity and credit spreads (Level 2).   Level 2 securities include asset-backed securities, obligations of state and political subdivisions, U.S. agencies or government-sponsored agencies' debt securities, mortgage-backed securities, government agency-issued, and corporate bonds. As of September 30, 2023 and December 31, 2022, there were no Level 3 securities.

Held-to-maturity securities may be subject to an allowance for credit losses as a result of our evaluation of expected losses due to credit quality factors. We did not record any credit loss expense on held-to-maturity securities during the nine months ended September 30, 2023 or September 30, 2022. Fair value of held-to-maturity securities is determined using the same techniques discussed above for available-for-sale securities.

On a recurring basis, derivative financial instruments are recorded at fair value, which is based on the income approach using observable Level 2 market inputs, reflecting market expectations of future interest rates as of the measurement date.  Standard valuation techniques are used to calculate the present value of the future expected cash flows assuming an orderly transaction. Valuation adjustments may be made to reflect both our own credit risk and the counterparties’ credit risk in determining the fair value of the derivatives. These unobservable inputs are not considered significant inputs to the fair value measurement overall. Level 2 inputs for the valuations are limited to observable market prices for Secured Overnight Financing Rate ("SOFR") and Overnight Index Swap ("OIS") rates (for the very short term), quoted prices for SOFR futures contracts, observable market prices for SOFR and OIS swap rates, and one-month and three-month SOFR basis spreads at commonly quoted intervals.   Mid-market pricing of the inputs is used as a practical expedient in the fair value measurements.  We project spot rates at reset days specified by each swap contract to determine future cash flows, then discount to present value using OIS curves as of the measurement date.  When the value of any collateral placed with counterparties is less than the interest rate derivative liability, a credit valuation adjustment ("CVA") is applied to reflect the credit risk we pose to counterparties.  We have used the spread between the Standard & Poor's BBB rated U.S. Bank Composite rate and
Page-10

SOFR for the closest maturity term corresponding to the duration of the swaps to derive the CVA. Because there is little to no counterparty risk, we did not incorporate credit adjustments from our assessment of the counterparty credit risk in determining fair value. For further discussion on our methodology in valuing our derivative financial instruments, refer to Note 9, Derivative Financial Instruments and Hedging Activities.

Certain financial assets may be measured at fair value on a non-recurring basis. These assets are subject to fair value adjustments that result from the application of the lower of cost or fair value accounting or write-downs of individual assets, such as individually analyzed loans that are collateral dependent and other real estate owned ("OREO").

OREO is classified as Level 3 and represents collateral acquired through foreclosure and is initially recorded at fair value as established by a current appraisal of the collateral. Subsequent to foreclosure, OREO is carried at the lower of cost or fair value, less estimated costs to sell. On July 12, 2023, the Bank completed the sale of its only OREO property.

The following table presents the carrying value of assets measured at fair value on a non-recurring basis and that were held in the consolidated statements of condition at each respective period end, by level within the fair value hierarchy as of September 30, 2023 and December 31, 2022.

(in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2023
Other real estate owned	$—	$—	$—	$—
December 31, 2022
Other real estate owned	$455	$—	$—	$455

Disclosures about Fair Value of Financial Instruments

The table below is a summary of fair value estimates for financial instruments as of September 30, 2023 and December 31, 2022, excluding financial instruments recorded at fair value on a recurring basis (summarized in the first table in this note). The carrying amounts in the following table are recorded in the consolidated statements of condition under the indicated captions. Further, we have not disclosed the fair value of financial instruments specifically excluded from disclosure requirements such as bank-owned life insurance policies ("BOLI"), lease obligations and non-maturity deposit liabilities. Additionally, we held shares of Federal Home Loan Bank ("FHLB") of San Francisco stock at cost as of September 30, 2023 and December 31, 2022, and Visa Inc. Class B common stock with no carrying value, as of December 31, 2022, which was sold entirely in July of 2023. There were no impairment or changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer as of September 30, 2023 or December 31, 2022. The values are discussed in Note 4, Investment Securities.

	September 30, 2023			December 31, 2022
(in thousands)	Carrying Amounts	Fair Value	Fair Value Hierarchy	Carrying Amounts	Fair Value	Fair Value Hierarchy
Financial assets (recorded at amortized cost):
Cash and cash equivalents	$123,132	$123,132	Level 1	$45,424	$45,424	Level 1
Investment securities held-to-maturity	935,142	783,216	Level 2	972,207	845,239	Level 2
Loans, net	2,062,682	1,949,647	Level 3	2,069,563	1,993,866	Level 3
Interest receivable	11,714	11,714	Level 2	13,069	13,069	Level 2
Financial liabilities (recorded at amortized cost):
Time deposits	232,377	233,757	Level 2	119,030	118,333	Level 2
Federal Home Loan Bank short-term borrowings	—	—	Level 2	112,000	112,000	Level 2
Federal Reserve Bank - Bank Term Funding Program ("BTFP")	120,000	119,882	Level 2	—	—	Level 2
Interest payable	1,643	1,643	Level 2	75	75	Level 2

Fair value of loans is based on exit price techniques and obtained from an independent third-party that uses its proprietary valuation model and methodology and may differ from actual price from a prospective buyer. The
Page-11

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
Due to the short-term nature of the FHLB borrowings outstanding as of December 31, 2022, the carrying value approximated fair value.
The fair value of the borrowings under the BTFP is estimated by discounting the contractual cash flow using the program's period end financing rate.
The value of off-balance-sheet financial instruments is estimated based on the fee income associated with the commitments, which in the absence of credit exposure, is considered to approximate their settlement value. The fair value of commitment fees was not material as of September 30, 2023 or December 31, 2022.

Note 4:  Investment Securities

Our investment securities portfolio consists of U.S. Treasury securities, obligations of state and political subdivisions, U.S. federal government agencies such as Government National Mortgage Association ("GNMA") and Small Business Administration ("SBA"), U.S. government-sponsored enterprises ("GSEs"), such as Federal National Mortgage Association ("FNMA"), Federal Home Loan Mortgage Corporation ("FHLMC"), Federal Farm Credit Banks Funding Corporation and FHLB and U.S. Corporations. We also invest in residential and commercial mortgage-backed securities (“MBS”/"CMBS") and collateralized mortgage obligations (“CMOs”) issued or guaranteed by the GSEs, as reflected in the following table.

A summary of the amortized cost, fair value and allowance for credit losses related to securities held-to-maturity as of September 30, 2023 and December 31, 2022 is presented below.

Held-to-maturity:	Amortized Cost [1]	Allowance for Credit Losses	Net Carrying Amount	Gross Unrealized		Fair Value
(in thousands)				Gains	(Losses)
September 30, 2023
Securities of U.S. government-sponsored enterprises:
MBS pass-through securities issued by FHLMC, FNMA and GNMA	$311,595	$—	$311,595	$—	$(61,870)	$249,725
CMOs issued by FHLMC	228,194	—	228,194	71	(33,448)	194,817
CMOs issued by FNMA	104,031	—	104,031	—	(9,125)	94,906
CMOs issued by GNMA	51,268	—	51,268	155	(4,816)	46,607
SBA-backed securities	1,853	—	1,853	—	(140)	1,713
Debentures of government-sponsored agencies	146,050	—	146,050	—	(28,893)	117,157
Obligations of state and political subdivisions	62,151	—	62,151	—	(12,066)	50,085
Corporate bonds	30,000	—	30,000	—	(1,794)	28,206
Total held-to-maturity	$935,142	$—	$935,142	$226	$(152,152)	$783,216
December 31, 2022
Securities of U.S. government-sponsored enterprises:
MBS pass-through securities issued by FHLMC, FNMA and GNMA	$331,281	$—	$331,281	$—	$(50,147)	$281,134
CMOs issued by FHLMC	235,971	—	235,971	59	(29,503)	206,527
CMOs issued by FNMA	111,904	—	111,904	—	(5,419)	106,485
CMOs issued by GNMA	52,356	—	52,356	11	(3,076)	49,291
SBA-backed securities	2,372	—	2,372	—	(133)	2,239
Debentures of government-sponsored agencies	145,823	—	145,823	—	(26,467)	119,356
Obligations of state and political subdivisions	62,500	—	62,500	—	(10,741)	51,759
Corporate bonds	30,000	—	30,000	—	(1,552)	28,448
Total held-to-maturity	$972,207	$—	$972,207	$70	$(127,038)	$845,239
[1] Amortized cost and fair values exclude accrued interest receivable of $2.6 million and $3.7 million at September 30, 2023 and December 31, 2022, respectively, which is included in interest receivable and other assets in the consolidated statements of condition.

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

The following table summarizes the amortized cost of our portfolio of held-to-maturity securities issued by states and political subdivisions and corporate bonds by Moody's and/or Standard & Poor's bond ratings as of September 30, 2023 and December 31, 2022.

Moody's / S&P	Obligations of state and political subdivisions		Corporate bonds
(in thousands)	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022
Aaa / AAA	$42,680	$42,986	$—	$—
Aa2 / AA	19,471	19,514	—	—
A2 / A	—	—	30,000	30,000
Total	$62,151	$62,500	$30,000	$30,000

A summary of the amortized cost, fair value and allowance for credit losses related to securities available-for-sale as of September 30, 2023 and December 31, 2022 is presented below.

Available-for-sale:	Amortized Cost [1]	Gross Unrealized		Allowance for Credit Losses	Fair Value
(in thousands)		Gains	(Losses)
September 30, 2023
Securities of U.S. government-sponsored enterprises:
MBS pass-through securities issued by FHLMC, FNMA and GNMA	$84,654	$2	$(13,263)	$—	$71,393
CMOs issued by FHLMC	307,119	—	(37,236)	—	269,883
CMOs issued by FNMA	30,832	—	(4,012)	—	26,820
CMOs issued by GNMA	20,505	—	(3,668)	—	16,837
SBA-backed securities	31,389	—	(3,166)	—	28,223
Debentures of government- sponsored agencies	129,137	—	(11,971)	—	117,166
U.S. Treasury securities	11,918	—	(1,703)	—	10,215
Obligations of state and political subdivisions	102,493	—	(18,771)	—	83,722
Corporate bonds	36,991	—	(2,435)	—	34,556
Total available-for-sale	$755,038	$2	$(96,225)	$—	$658,815
December 31, 2022
Securities of U.S. government-sponsored enterprises:
MBS pass-through securities issued by FHLMC, FNMA and GNMA	$109,736	$3	$(12,133)	$—	$97,606
CMOs issued by FHLMC	347,437	—	(33,682)	—	313,755
CMOs issued by FNMA	36,172	—	(3,852)	—	32,320
CMOs issued by GNMA	35,120	—	(3,296)	—	31,824
SBA-backed securities	47,724	2	(3,371)	—	44,355
Debentures of government- sponsored agencies	149,114	—	(14,008)	—	135,106
U.S. Treasury securities	11,904	—	(1,635)		10,269
Obligations of state and political subdivisions	116,855	29	(14,761)	—	102,123
Corporate bonds	36,990	—	(3,714)	—	33,276
Asset-backed securities	1,553	—	(91)	—	1,462
Total available-for-sale	$892,605	$34	$(90,543)	$—	$802,096
[1] Amortized cost and fair value exclude accrued interest receivable of $2.7 million and $3.2 million at September 30, 2023 and December 31, 2022, respectively, which is included in interest receivable and other assets in the consolidated statements of condition.

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
Page-13

The amortized cost and fair value of investment debt securities by contractual maturity at September 30, 2023 and December 31, 2022 are shown below. Expected maturities may differ from contractual maturities if the issuers of the securities have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2023				December 31, 2022
	Held-to-Maturity		Available-for-Sale		Held-to-Maturity		Available-for-Sale
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$—	$—	$25,103	$24,205	$450	$446	$1,254	$1,239
After one but within five years	88,242	83,291	327,723	297,206	87,418	83,663	335,813	307,843
After five years through ten years	304,952	247,742	99,406	85,685	262,072	222,280	185,997	166,273
After ten years	541,948	452,183	302,806	251,719	622,267	538,850	369,541	326,741
Total	$935,142	$783,216	$755,038	$658,815	$972,207	$845,239	$892,605	$802,096

Sales of investment securities and gross gains and losses are shown in the following table:

	Three months ended		Nine months ended
(in thousands)	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Available-for-sale:
Sales proceeds	$79,840	$10,664	$79,840	$10,664
Gross realized gains	5	17	5	17
Gross realized losses	(2,798)	(80)	(2,798)	(80)
Sale of equity securities: [1]
Sales proceeds	2,807	—	2,807	—
Gross realized gain	2,807	—	2,807	—
1 Refer to VISA Inc. Class B Common Stock section below for more information.

In October 2023, the Bank sold $55.0 million of available-for-sale securities for a pretax net loss of $2.1 million (or $1.5 million after tax). Management did not have the intent and was not required to sell these securities at the reporting date. Therefore, no impairment loss was recognized in the third quarter of 2023.

The carrying values of pledged investment securities are shown in the following table:

(in thousands)	September 30, 2023	December 31, 2022
Pledged to the State of California:
Secure public deposits in compliance with the Local Agency Security Program	$203,936	$231,307
Collateral for trust deposits	649	669
Collateral for Wealth Management and Trust Services checking account	547	564
Total investment securities pledged to the State of California	205,132	232,540
Bankruptcy trustee deposits pledged with Federal Reserve Bank	1,321	1,686
Pledged to FHLB Securities-Backed Credit Program	386,713	—
Pledged to the Federal Reserve BTFP	269,961	—
Total pledged investment securities	$863,127	$234,226

Page-14

There were 331 and 407 securities in unrealized loss positions at September 30, 2023 and December 31, 2022, respectively. Those securities are summarized and classified according to the duration of the loss period in the tables below:

September 30, 2023	< 12 continuous months		≥ 12 continuous months		Total securities in a loss position
(in thousands)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
Held-to-maturity:
MBS pass-through securities issued by FHLMC, FNMA and GNMA	$—	$—	$249,726	$(61,870)	$249,726	$(61,870)
CMOs issued by FHLMC	4,311	(68)	181,530	(33,380)	185,841	(33,448)
CMOs issued by FNMA	41,398	(2,413)	53,508	(6,712)	94,906	(9,125)
CMOs issued by GNMA	11,481	(154)	25,859	(4,662)	37,340	(4,816)
SBA-backed securities	—	—	1,713	(140)	1,713	(140)
Debentures of government-sponsored agencies	—	—	117,157	(28,893)	117,157	(28,893)
Obligations of state and political subdivisions	3,034	(43)	47,051	(12,023)	50,085	(12,066)
Corporate bonds	—	—	28,206	(1,794)	28,206	(1,794)
Total held-to-maturity	60,224	(2,678)	704,750	(149,474)	764,974	(152,152)
Available-for-sale:
MBS pass-through securities issued by FHLMC, FNMA and GNMA	—	—	70,980	(13,263)	70,980	(13,263)
CMOs issued by FHLMC	—	—	269,883	(37,236)	269,883	(37,236)
CMOs issued by FNMA	—	—	26,820	(4,012)	26,820	(4,012)
CMOs issued by GNMA	—	—	16,837	(3,668)	16,837	(3,668)
SBA-backed securities	—	—	28,223	(3,166)	28,223	(3,166)
Debentures of government- sponsored agencies	—	—	117,166	(11,971)	117,166	(11,971)
U.S. Treasury securities	—	—	10,215	(1,703)	10,215	(1,703)
Obligations of state and political subdivisions	1,196	(36)	82,526	(18,735)	83,722	(18,771)
Corporate bonds	—	—	34,556	(2,435)	34,556	(2,435)
Asset-backed securities	—	—	—	—	—	—
Total available-for-sale	1,196	(36)	657,206	(96,189)	658,402	(96,225)
Total securities at loss position	$61,420	$(2,714)	$1,361,956	$(245,663)	$1,423,376	$(248,377)
Page-15

December 31, 2022	< 12 continuous months		≥ 12 continuous months		Total securities in a loss position
(in thousands)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
Held-to-maturity:
MBS pass-through securities issued by FHLMC, FNMA and GNMA	$62,627	$(5,960)	$218,507	$(44,187)	$281,134	$(50,147)
CMOs issued by FHLMC	78,144	(5,874)	113,796	(23,629)	191,940	(29,503)
CMOs issued by FNMA	106,485	(5,419)	—	—	106,485	(5,419)
CMOs issued by GNMA	27,570	(1,676)	10,331	(1,400)	37,901	(3,076)
SBA-backed securities	2,239	(133)	—	—	2,239	(133)
Debentures of government- sponsored agencies	38,645	(2,530)	80,711	(23,937)	119,356	(26,467)
Obligations of state and political subdivisions	15,155	(589)	36,603	(10,152)	51,758	(10,741)
Corporate Bonds	28,448	(1,552)	—	—	28,448	(1,552)
Total held-to-maturity	359,313	(23,733)	459,948	(103,305)	819,261	(127,038)
Available-for-sale:
MBS pass-through securities issued by FHLMC, FNMA and GNMA	44,630	(4,501)	52,235	(7,632)	96,865	(12,133)
CMOs issued by FHLMC	169,760	(15,144)	143,995	(18,538)	313,755	(33,682)
CMOs issued by FNMA	4,790	(235)	27,529	(3,617)	32,319	(3,852)
CMOs issued by GNMA	8,214	(374)	23,612	(2,922)	31,826	(3,296)
SBA-backed securities	37,845	(3,228)	6,133	(143)	43,978	(3,371)
Debentures of government- sponsored agencies	19,054	(946)	116,052	(13,062)	135,106	(14,008)
U.S. Treasury securities	—	—	10,269	(1,635)	10,269	(1,635)
Obligations of state and political subdivisions	70,402	(9,459)	28,711	(5,302)	99,113	(14,761)
Corporate Bonds	—	—	33,276	(3,714)	33,276	(3,714)
Asset-backed securities	—	—	1,462	(91)	1,462	(91)
Total available-for-sale	354,695	(33,887)	443,274	(56,656)	797,969	(90,543)
Total securities at loss position	$714,008	$(57,620)	$903,222	$(159,961)	$1,617,230	$(217,581)

As of September 30, 2023, the investment portfolio included 323 investment securities that had been in a continuous loss position for twelve months or more and 8 investment securities that had been in a loss position for less than twelve months.

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
No allowances for credit losses have been recognized on available-for-sale securities in an unrealized loss position, as management did not believe any of the securities were impaired due to credit risk factors at either September 30, 2023 or December 31, 2022. In addition, for any available-for-sale securities in an unrealized loss position at September 30, 2023 and December 31, 2022, the Bank assessed whether it intended to sell the securities, or if it was more likely than not that it would be required to sell the securities before recovery of its amortized cost basis, which would require a write-down to fair value through net income. Because the Bank did not intend to sell those securities that were in an unrealized loss position, and it was not more-likely-than-not that the Bank would be required to sell the securities before recovery of their amortized cost bases, the Bank determined that no write-down was necessary as of the reporting date.

On July 7, 2023, the Bank entered into various interest rate swap agreements with notional values totaling $101.8 million to hedge balance sheet interest rate sensitivity and protect selected securities in its available-for-sale
Page-16

portfolio against changes in fair value related to changes in the benchmark interest rate. For additional details, refer to Note 9, Derivative Financial Instruments and Hedging Activities.

Non-Marketable Securities Included in Other Assets

FHLB Capital Stock

As a member of the FHLB, we are required to maintain a minimum investment in FHLB capital stock determined by the Board of Directors of the FHLB. The minimum investment requirements can increase in the event we increase our total asset size or borrowings with the FHLB. Shares cannot be purchased or sold except between the FHLB and its members at the $100 per share par value. We held $16.7 million of FHLB stock included in other assets on the consolidated statements of condition at both September 30, 2023 and December 31, 2022. The carrying amounts of these investments are reasonable estimates of fair value because the securities are restricted to member banks and they do not have a readily determinable market value. Based on our analysis of FHLB's financial condition and certain qualitative factors, we determined that the FHLB stock was not impaired at September 30, 2023 and December 31, 2022. On October 26, 2023, FHLB announced a cash dividend for the third quarter of 2023 at an annualized dividend rate of 8.25% to be distributed on November 9, 2023. Cash dividends paid on FHLB capital stock are recorded as non-interest income.

VISA Inc. Class B Common Stock

As a member bank of Visa U.S.A., we held 10,439 shares of Visa Inc. Class B common stock at December 31, 2022. These shares had a carrying value of zero and were restricted from resale to non-member banks of Visa U.S.A. until their conversion into Class A (voting) shares upon the termination of Visa Inc.'s Covered Litigation escrow account. Because of the restriction and the uncertainty on the conversion rate to Class A shares, these shares lacked a readily determinable fair value. On July 13, 2023, the Bank sold the entirety of its remaining investment in Visa Inc. Class B restricted common stock for a $2.8 million gain.

For further information on the Covered Litigation, refer to Note 8, Commitments and Contingencies.

Low Income Housing Tax Credits

We invest in low-income housing tax credit funds as a limited partner, which totaled $2.1 million and $2.5 million recorded in other assets as of September 30, 2023 and December 31, 2022, respectively. In the first nine months of 2023, we recognized $450 thousand of low-income housing tax credits and other tax benefits, offset by $377 thousand of amortization expense of low-income housing tax credit investment, as a component of income tax expense. As of September 30, 2023, our unfunded commitments for these low-income housing tax credit funds totaled $346 thousand. We did not recognize any impairment losses on these low-income housing tax credit investments during the first nine months of 2023 or 2022, as the value of the future tax benefits exceeds the carrying value of the investments.

Note 5:  Loans and Allowance for Credit Losses on Loans

The following table presents the amortized cost of loans by portfolio class as of September 30, 2023 and December 31, 2022.

(in thousands)	September 30, 2023	December 31, 2022
Commercial and industrial	$174,096	$173,547
Real estate:
Commercial owner-occupied	346,307	354,877
Commercial non-owner occupied	1,190,813	1,191,889
Construction	109,305	114,373
Home equity	83,267	88,748
Other residential	116,674	112,123
Installment and other consumer loans	66,480	56,989
Total loans, at amortized cost [1]	2,086,942	2,092,546
Allowance for credit losses on loans	(24,260)	(22,983)
Total loans, net of allowance for credit losses on loans	$2,062,682	$2,069,563
Page-17

1 Amortized cost includes net deferred loan origination costs of $2.6 million and $1.8 million at September 30, 2023 and December 31, 2022, respectively. Amounts are also net of unrecognized purchase discounts of $2.2 million and $2.6 million at September 30, 2023 and December 31, 2022, respectively. Amortized cost excludes accrued interest, which totaled $6.3 million and $6.1 million at September 30, 2023 and December 31, 2022, respectively, and is included in interest receivable and other assets in the consolidated statements of condition.
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
Page-18

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

The following tables present the loan portfolio by loan portfolio class, origination year and internal risk rating as of September 30, 2023 and December 31, 2022. The current year vintage table reflects gross charge-offs by loan portfolio class and year of origination. Generally, existing term loans that were re-underwritten are reflected in the table in the year of renewal. Lines of credit that have a conversion feature at the time of origination, such as construction to perm loans, are presented by year of origination.

(in thousands)	Term Loans - Amortized Cost by Origination Year						Revolving Loans Amortized Cost
September 30, 2023	2023	2022	2021	2020	2019	Prior		Total
Commercial and industrial:
Pass and Watch	$31,632	$9,235	$3,360	$4,644	$16,222	$23,223	$67,670	$155,986
Special Mention	391	—	—	—	1,687	269	8,172	10,519
Substandard	—	273	—	918	—	2,735	3,665	7,591
Total commercial and industrial	$32,023	$9,508	$3,360	$5,562	$17,909	$26,227	$79,507	$174,096
Gross current period charge-offs	$—	$—	$—	$—	$(3)	$(3)	$(1)	$(7)
Commercial real estate, owner-occupied:
Pass and Watch	$10,374	$48,054	$50,265	$38,176	$40,211	$118,370	$—	$305,450
Special Mention	1,056	4,547	15,779	825	289	10,463	—	32,959
Substandard	—	2,260	—	—	3,834	1,804	—	7,898
Total commercial real estate, owner-occupied	$11,430	$54,861	$66,044	$39,001	$44,334	$130,637	$—	$346,307
Commercial real estate, non-owner occupied:
Pass and Watch	$30,200	$174,327	$198,342	$152,318	$144,112	$399,022	$—	$1,098,321
Special Mention	—	2,802	9,545	11,857	15,801	28,881	—	68,886
Substandard	—	—	2,209	—	—	21,397	—	23,606
Total commercial real estate, non-owner occupied	$30,200	$177,129	$210,096	$164,175	$159,913	$449,300	$—	$1,190,813
Page-19

(in thousands)	Term Loans - Amortized Cost by Origination Year						Revolving Loans Amortized Cost
September 30, 2023	2023	2022	2021	2020	2019	Prior		Total
Construction:
Pass and Watch	$17,173	$44,236	$18,827	$29,069	$—	$—	$—	$109,305
Total construction	$17,173	$44,236	$18,827	$29,069	$—	$—	$—	$109,305
Home equity:
Pass and Watch	$—	$—	$—	$—	$—	$711	$81,954	$82,665
Substandard	—	—	—	—	—	189	413	602
Total home equity	$—	$—	$—	$—	$—	$900	$82,367	$83,267
Other residential:
Pass and Watch	$13,224	$20,218	$13,673	$26,487	$21,075	$21,997	$—	$116,674
Total other residential	$13,224	$20,218	$13,673	$26,487	$21,075	$21,997	$—	$116,674
Installment and other consumer:
Pass and Watch	$18,666	$15,071	$11,374	$4,971	$5,483	$9,930	$985	$66,480
Total installment and other consumer	$18,666	$15,071	$11,374	$4,971	$5,483	$9,930	$985	$66,480
Gross current period charge-offs	$(7)	$(5)	$—	$(4)	$—	$(1)	$(5)	$(22)
Total loans:
Pass and Watch	$121,269	$311,141	$295,841	$255,665	$227,103	$573,253	$150,609	$1,934,881
Total Special Mention	$1,447	$7,349	$25,324	$12,682	$17,777	$39,613	$8,172	$112,364
Total Substandard	$—	$2,533	$2,209	$918	$3,834	$26,125	$4,078	$39,697
Totals	$122,716	$321,023	$323,374	$269,265	$248,714	$638,991	$162,859	$2,086,942
Total gross current period charge-offs	$(7)	$(5)	$—	$(4)	$(3)	$(4)	$(6)	$(29)

(in thousands)	Term Loans - Amortized Cost by Origination Year						Revolving Loans Amortized Cost
December 31, 2022	2022	2021	2020	2019	2018	Prior		Total
Commercial and industrial:
Pass and Watch	$15,349	$6,679	$7,603	$19,982	$5,362	$24,954	$84,655	$164,584
Special Mention	275	—	—	2,272	3,836	—	402	6,785
Substandard	—	—	1,252	—	—	625	301	2,178
Total commercial and industrial	$15,624	$6,679	$8,855	$22,254	$9,198	$25,579	$85,358	$173,547
Commercial real estate, owner-occupied:
Pass and Watch	$54,188	$52,080	$40,369	$44,798	$29,856	$104,377	$—	$325,668
Special Mention	—	16,199	—	304	5,255	4,493	—	26,251
Substandard	—	—	—	1,160	—	1,699	—	2,859
Doubtful	—	—	99	—	—	—	—	99
Total commercial real estate, owner-occupied	$54,188	$68,279	$40,468	$46,262	$35,111	$110,569	$—	$354,877
Commercial real estate, non-owner occupied:
Pass and Watch	$177,822	$211,228	$155,278	$160,670	$129,166	$308,509	$57	$1,142,730
Special Mention	—	1,172	12,097	3,934	678	9,290	—	27,171
Substandard	—	2,264	—	—	—	19,724	—	21,988
Total commercial real estate, non-owner occupied	$177,822	$214,664	$167,375	$164,604	$129,844	$337,523	$57	$1,191,889
Construction:
Pass and Watch	$49,262	$19,393	$28,861	$7,745	$9,112	$—	$—	$114,373
Total construction	$49,262	$19,393	$28,861	$7,745	$9,112	$—	$—	$114,373
Home equity:
Pass and Watch	$—	$—	$—	$—	$—	$883	$86,971	$87,854
Substandard	—	—	—	—	—	480	414	894
Total home equity	$—	$—	$—	$—	$—	$1,363	$87,385	$88,748
Other residential:
Pass and Watch	$21,154	$14,547	$29,018	$21,890	$11,064	$14,450	$—	$112,123
Total other residential	$21,154	$14,547	$29,018	$21,890	$11,064	$14,450	$—	$112,123
Installment and other consumer:
Pass and Watch	$20,054	$13,022	$5,727	$6,492	$4,181	$6,478	$944	$56,898
Substandard	—	—	—	—	—	91	—	91
Total installment and other consumer	$20,054	$13,022	$5,727	$6,492	$4,181	$6,569	$944	$56,989
Total loans:
Pass and Watch	$337,829	$316,949	$266,856	$261,577	$188,741	$459,651	$172,627	$2,004,230
Total Special Mention	$275	$17,371	$12,097	$6,510	$9,769	$13,783	$402	$60,207
Total Substandard	$—	$2,264	$1,252	$1,160	$—	$22,619	$715	$28,010
Total Doubtful	$—	$—	$99	$—	$—	$—	$—	$99
Totals	$338,104	$336,584	$280,304	$269,247	$198,510	$496,053	$173,744	$2,092,546

Page-20

The following table shows the amortized cost of loans by portfolio class, payment aging and non-accrual status as of September 30, 2023 and December 31, 2022.

Loan Aging Analysis by Class
(in thousands)	Commercial and industrial	Commercial real estate, owner-occupied	Commercial real estate, non-owner occupied	Construction	Home equity	Other residential	Installment and other consumer	Total
September 30, 2023
30-59 days past due	$1,321	$—	$797	$—	$—	$—	$97	$2,215
60-89 days past due	—	—	901	—	196	—	1	1,098
90 days or more past due	—	3,992	—	—	4	—	—	3,996
Total past due	1,321	3,992	1,698	—	200	—	98	7,309
Current	172,775	342,315	1,189,115	109,305	83,067	116,674	66,382	2,079,633
Total loans [1]	$174,096	$346,307	$1,190,813	$109,305	$83,267	$116,674	$66,480	$2,086,942
Non-accrual loans [2]	$—	$4,281	$901	$—	$490	$—	$—	$5,672
Non-accrual loans with no allowance	$—	$4,281	$901	$—	$490	$—	$—	$5,672
December 31, 2022
30-59 days past due	$3	$—	$—	$—	$319	$93	$5	$420
60-89 days past due	—	—	—	—	244	—	—	244
90 days or more past due	264	—	—	—	414	—	—	678
Total past due	267	—	—	—	977	93	5	1,342
Current	173,280	354,877	1,191,889	114,373	87,771	112,030	56,984	2,091,204
Total loans [1]	$173,547	$354,877	$1,191,889	$114,373	$88,748	$112,123	$56,989	$2,092,546
Non-accrual loans [2]	$—	$1,563	$—	$—	$778	$—	$91	$2,432
Non-accrual loans with no allowance	$—	$1,563	$—	$—	$778	$—	$91	$2,432
1 There were no non-performing loans past due more than ninety days and accruing interest as of September 30, 2023 and December 31, 2022.
2 None of the non-accrual loans as of September 30, 2023 or December 31, 2022 were earning interest on a cash or accrual basis. We reversed $131 thousand and $158 thousand in accrued interest income for loans that were placed on non-accrual status for the three and nine months ended September 30, 2023. We reversed accrued interest income of $39 thousand and $47 thousand for loans that were placed on non-accrual status during the three and nine months ended September 30, 2022, respectively.

Collateral Dependent Loans

The following table presents the amortized cost basis of individually analyzed collateral-dependent loans, which are all on non-accrual status, by portfolio class at September 30, 2023 and December 31, 2022.

	Amortized Cost by Collateral Type
(in thousands)	Commercial Real Estate	Residential Real Estate	Other	Total [1]	Allowance for Credit Losses
September 30, 2023
Commercial real estate, owner-occupied	$4,281	$—	$—	$4,281	$—
Commercial real estate, non-owner occupied	901	—	—	901	—
Home equity	—	490	—	490	—
Total	$5,182	$490	$—	$5,672	$—
December 31, 2022
Commercial real estate, owner-occupied	$1,563	$—	$—	$1,563	$—
Home equity	—	778	—	778	—
Installment and other consumer	—	—	91	91	—
Total	$1,563	$778	$91	$2,432	$—
1 There were no collateral-dependent residential real estate mortgage loans in process of foreclosure or in substance repossessed at September 30, 2023 and December 31, 2022. The weighted average loan-to-value of collateral dependent loans was approximately 61% at September 30, 2023 and 42% at December 31, 2022.

Loan Modifications to Borrowers Experiencing Financial Difficulty

We adopted ASU No. 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures on January 1, 2023, as described in Note 2, Recently Adopted and Issued Accounting Standards. The amendments eliminated the accounting guidance for troubled debt restructurings and enhanced disclosures related to certain types of loan modifications for borrowers experiencing financial difficulty, including principal forgiveness, interest rate reductions, other-than-insignificant payment delays, and/or term extensions which are intended to minimize the economic loss and avoid foreclosure or repossession of collateral.

Page-21

The following table summarizes the amortized cost of loans as of September 30, 2023 that were modified during the three and nine months ended September 30, 2023 by portfolio class and type of modification granted.

(in thousands)	Term Extension	Percent of Portfolio Class Total
Three months ended September 30, 2023
Commercial and industrial	$391	0.2%
Commercial owner-occupied	1,056	0.3%
Total	$1,447
Nine months ended September 30, 2023
Commercial and industrial	$391	0.2%
Commercial owner-occupied	1,056	0.3%
Total	$1,447

As of September 30, 2023, there were no unfunded loan commitments for loans that were modified during the periods presented.

The following table summarizes the financial effect of loan modifications presented in the table above during the three and nine months ended September 30, 2023 by portfolio class.

(in thousands)	Weighted-Average Term Extension (in years)
Three months ended September 30, 2023
Commercial and industrial	2.3
Commercial owner-occupied	2.5
Nine months ended September 30, 2023
Commercial and industrial	2.3
Commercial owner-occupied	2.5

The loan modifications did not significantly impact the determination of the allowance for credit losses on loans during the three and nine months ended September 30, 2023.

The Bank closely monitors the performance of the modified loans to understand the effectiveness of its modification efforts. The following table summarizes the amortized cost and payment status of loans as of September 30, 2023 that were modified during the three and nine months ended September 30, 2023 by portfolio class.

(in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total	Non-Accrual
Three months ended September 30, 2023
Commercial and industrial	$391	$—	$—	$—	$391	$—
Commercial owner-occupied	1,056	—	—	—	1,056	—
Total	$1,447	$—	$—	$—	$1,447	$—
Nine months ended September 30, 2023
Commercial and industrial	$391	$—	$—	$—	$391	$—
Commercial owner-occupied	1,056	—	—	—	1,056	—
Total	$1,447	$—	$—	$—	$1,447	$—

There were no loans that defaulted (fully or partially charged-off or became 90 days or more past due) that were modified during the nine months ended September 30, 2023.

Page-22

Allocation of the Allowance for Credit Losses on Loans

The following table presents the details of the allowance for credit losses on loans segregated by loan portfolio class as of September 30, 2023 and December 31, 2022.

Allocation of the Allowance for Credit Losses on Loans
(in thousands)	Commercial and industrial	Commercial real estate, owner-occupied	Commercial real estate, non-owner occupied	Construction	Home equity	Other residential	Installment and other consumer	Unallocated	Total
September 30, 2023
Modeled expected credit losses	$1,042	$1,315	$7,324	$213	$494	$566	$613	$—	$11,567
Qualitative adjustments	761	1,214	6,300	1,805	71	38	338	2,159	12,686
Specific allocations	5	1	—	—	—	1	—	—	7
Total	$1,808	$2,530	$13,624	$2,018	$565	$605	$951	$2,159	$24,260
December 31, 2022
Modeled expected credit losses	$1,079	$1,497	$7,937	$453	$504	$571	$610	$—	$12,651
Qualitative adjustments	706	990	4,739	1,484	54	24	258	2,068	10,323
Specific allocations	9	—	—	—	—	—	—	—	9
Total	$1,794	$2,487	$12,676	$1,937	$558	$595	$868	$2,068	$22,983

Allowance for Credit Losses on Loans Rollforward

The following table discloses activity in the allowance for credit losses on loans for the periods presented.

Allowance for Credit Losses on Loans Rollforward
(in thousands)	Commercial and industrial	Commercial real estate, owner-occupied	Commercial real estate, non-owner occupied	Construction	Home equity	Other residential	Installment and other consumer	Unallocated	Total
Three months ended September 30, 2023
Beginning balance	$1,831	$2,589	$13,201	$1,942	$561	$599	$940	$2,169	$23,832
(Reversal) Provision	(20)	(59)	423	68	4	6	13	(10)	425
(Charge-offs)	(4)	—	—	—	—	—	(2)	—	(6)
Recoveries	1	—	—	8	—	—	—	—	9
Ending balance	$1,808	$2,530	$13,624	$2,018	$565	$605	$951	$2,159	$24,260
Three months ended September 30, 2022
Beginning balance	$1,699	$2,617	$12,439	$1,737	$530	$585	$733	$2,199	$22,539
Provision (Reversal)	265	(81)	299	38	12	5	83	(199)	422
(Charge-offs)	(9)	—	—	—	—	—	(1)	—	(10)
Recoveries	3	—	—	9	—	—	—	—	12
Ending balance	$1,958	$2,536	$12,738	$1,784	$542	$590	$815	$2,000	$22,963

Allowance for Credit Losses on Loans Rollforward
(in thousands)	Commercial and industrial	Commercial real estate, owner-occupied	Commercial real estate, investor	Construction	Home equity	Other residential	Installment and other consumer	Unallocated	Total
Nine months ended September 30, 2023
Beginning balance	$1,794	$2,487	$12,676	$1,937	$558	$595	$868	$2,068	$22,983
Provision (Reversal)	16	43	948	56	7	10	104	91	1,275
Charge-offs	(7)	—	—	—	—	—	(22)	—	(29)
Recoveries	5	—	—	25	—	—	1	—	31
Ending balance	$1,808	$2,530	$13,624	$2,018	$565	$605	$951	$2,159	$24,260
Nine months ended September 30, 2022
Beginning balance	$1,709	$2,776	$12,739	$1,653	$595	$644	$621	$2,286	$23,023
Provision (Reversal)	248	(240)	(1)	106	(53)	(54)	217	(286)	(63)
Charge-offs	(9)	—	—	—	—	—	(23)	—	(32)
Recoveries	10	—	—	25	—	—	—	—	35
Ending balance	$1,958	$2,536	$12,738	$1,784	$542	$590	$815	$2,000	$22,963

Page-23

Pledged Loans

Our FHLB line of credit is secured under terms of a blanket collateral agreement by a pledge of certain qualifying loans with unpaid principal balances of $1.299 billion and $1.298 billion at September 30, 2023 and December 31, 2022, respectively. In addition, we pledge eligible TIC loans, which totaled $108.5 million and $105.0 million at September 30, 2023 and December 31, 2022, respectively, to secure our borrowing capacity with the Federal Reserve Bank ("FRB"). For additional information, see Note 6, Borrowings.

Related Party Loans

The Bank has, and expects to have in the future, banking transactions in the ordinary course of its business with directors, officers, principal shareholders and their businesses or associates. These transactions, including loans, are granted on substantially the same terms, including interest rates and collateral on loans, as those prevailing at the same time for comparable transactions with persons not related to us. Likewise, these transactions do not involve more than the normal risk of collectability or present other unfavorable features. Related party loans totaled $6.3 million at September 30, 2023 and $6.4 million at December 31, 2022. In addition, undisbursed commitments to related parties totaled $562 thousand at both September 30, 2023 and December 31, 2022.

Note 6: Short-Term Borrowings and Other Obligations

Federal Home Loan Bank – As of September 30, 2023 and December 31, 2022, the Bank had total lines of credit with the FHLB totaling $1.023 billion and $711.6 million, respectively, based on eligible collateral of certain loans and investment securities.

Federal Funds Lines of Credit – The Bank had unsecured lines of credit with correspondent banks for overnight borrowings totaling $135.0 million and $150.0 million at September 30, 2023 and December 31, 2022, respectively.  In general, interest rates on these lines approximate the federal funds target rate.

Federal Reserve Bank – The Bank has a line of credit with the Federal Reserve Bank of San Francisco ("FRBSF") secured by certain residential loans.  At September 30, 2023 and December 31, 2022, the Bank had total borrowing capacity under this line of $57.3 million and $58.7 million, respectively. In addition, under the Federal Reserve’s BTFP facility, the Bank could borrow up to an additional $274.6 million based on the par value of pledged investment securities as of September 30, 2023.

Other Obligations – Finance lease liabilities totaling $335 thousand and $439 thousand at September 30, 2023 and December 31, 2022, respectively, are included in short-term borrowings and other obligations in the consolidated statements of condition. See Note 8, Commitments and Contingencies, for additional information.

Outstanding balances and weighted average interest rates on short-term borrowings and other obligations as of September 30, 2023 and December 31, 2022 are summarized in the following table.

	September 30, 2023		December 31, 2022
(dollars in thousands)	Outstanding Balance	Weighted Average Rate	Outstanding Balance	Weighted Average Rate
FHLB - short-term borrowings	$—	—%	$112,000	4.65%
Federal funds lines of credit	—	—%	—	—%
FRBSF - federal funds purchased	—	—%	—	—%
FRBSF - short-term borrowings under the BTFP	120,000	5.42%	—	—%
Other obligations (finance leases)	335	2.01%	439	1.86%
Total short-term borrowings and other obligations	$120,335	5.41%	$112,439	4.64%

Note 7:  Stockholders' Equity

Dividends

On July 21, 2023, Bancorp declared a $0.25 per share cash dividend, paid August 11, 2023 to shareholders of record at the close of business on August 4, 2023. Subsequent to quarter end on October 20, 2023, Bancorp declared a $0.25 per share cash dividend, payable on November 10, 2023 to shareholders of record at the close of business on November 3, 2023.
Page-24

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

Stock options and restricted stock may be net settled in a cashless exercise by a reduction in the number of shares otherwise deliverable upon exercise or vesting in satisfaction of the exercise payment and/or applicable tax withholding requirements. During the nine months ended September 30, 2023, we withheld 3,132 shares totaling $86 thousand at a weighted-average price of $27.57 for cashless exercises. During the nine months ended September 30, 2022, we withheld 11,505 shares totaling $393 thousand at a weighted-average price of $34.13 for cashless exercises. Shares withheld under net settlement arrangements are available for future grants.

Share Repurchase Program

Bancorp had an approved share repurchase program with $34.7 million remaining that expired on July 31, 2023. On July 21, 2023, the Board of Directors approved the adoption of Bancorp's new share repurchase program, which replaced the existing one at that time, for up to $25.0 million and expiring on July 31, 2025. There have been no repurchases in 2023.

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

Page-25

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

The contractual amount of unfunded loan commitments and standby letters of credit not reflected in the consolidated statements of condition are as follows:

(in thousands)	September 30, 2023	December 31, 2022
Commercial lines of credit	$260,117	$292,204
Revolving home equity lines	220,148	218,907
Undisbursed construction loans	17,881	43,179
Personal and other lines of credit	9,268	10,842
Standby letters of credit	2,757	1,738
Total unfunded loan commitments and standby letters of credit	$510,171	$566,870

We record an allowance for credit losses on unfunded loan commitments at the balance sheet date based on estimates of the probability that these commitments will be drawn upon according to historical utilization experience of the different types of commitments and expected loss rates determined for pooled funded loans. The allowance for credit losses on unfunded commitments totaled $1.1 million and $1.5 million as of September 30, 2023 and December 31, 2022, respectively, which is included in interest payable and other liabilities in the consolidated statements of condition. We recorded no provision for credit losses on unfunded loan commitments in the third quarters of 2023 and 2022. The $342 thousand reversal of the provision for credit losses on unfunded loan commitments in the nine months of 2023 was due primarily to a decrease in total unfunded commitments, compared to a $318 thousand provision reversal in the nine months of 2022, due to improved economic forecasts at the time.

Leases

We lease premises under long-term non-cancelable operating leases with remaining terms of 7 months to 18 years, 8 months, most of which include escalation clauses and one or more options to extend the lease term, and some of which contain lease termination clauses. Lease terms may include certain renewal options that were considered reasonably certain to be exercised.

We lease certain equipment under finance leases with initial terms of 3 years to 5 years. The equipment finance leases do not contain renewal options, bargain purchase options or residual value guarantees.

The following table shows the balances of operating and finance lease right-of-use assets and lease liabilities.

(in thousands)	September 30, 2023	December 31, 2022
Operating leases:
Operating lease right-of-use assets	$21,589	$24,821
Operating lease liabilities	$24,040	$26,639
Finance leases:
Finance lease right-of-use assets	$608	$616
Accumulated amortization	(282)	(187)
Finance lease right-of-use assets, net[1]	$326	$429
Finance lease liabilities[2]	$335	$439
[1] Included in premises and equipment in the consolidated statements of condition.
[2] Included in borrowings and other obligations in the consolidated statements of condition.

The following table shows supplemental disclosures of noncash investing and financing activities for the periods presented.

	Nine months ended
(in thousands)	September 30, 2023	September 30, 2022
Right-of-use assets obtained in exchange for operating lease liabilities, net of tenant improvement allowances received	$572	$4,989
Right-of-use assets obtained in exchange for finance lease liabilities	$7	$41

Page-26

The following table shows components of operating and finance lease cost.

	Three months ended		Nine months ended
(in thousands)	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Operating lease cost	$1,289	$1,328	$4,221	$3,907
Variable lease cost	—	—	—	—
Total operating lease cost[1]	$1,289	$1,328	$4,221	$3,907
Finance lease cost:
Amortization of right-of-use assets[2]	$37	$31	$111	$93
Interest on finance lease liabilities[3]	2	1	5	2
Total finance lease cost	$39	$32	$116	$95
Total lease cost	$1,328	$1,360	$4,337	$4,002
[1] Included in occupancy and equipment expense in the consolidated statements of comprehensive income.
[2] Included in depreciation and amortization in the consolidated statements of comprehensive income.
[3] Included in interest on borrowings and other obligations in the consolidated statements of comprehensive income.

The following table shows the future minimum lease payments, weighted average remaining lease terms, and weighted average discount rates under operating and finance lease arrangements as of September 30, 2023. The discount rates used to calculate the present value of lease liabilities were based on the collateralized FHLB borrowing rates that were commensurate with lease terms and minimum payments on the lease commencement date.

(in thousands)	September 30, 2023
Year	Operating Leases	Finance Leases
2023	$1,268	$39
2024	4,753	155
2025	4,112	108
2026	3,373	38
2027	3,097	5
Thereafter	10,017	—
Total minimum lease payments	26,620	345
Amounts representing interest (present value discount)	(2,580)	(10)
Present value of net minimum lease payments (lease liability)	$24,040	$335
Weighted average remaining term (in years)	7.4	2.4
Weighted average discount rate	2.38%	2.01%

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
Page-27

Note 9: Derivative Financial Instruments and Hedging Activities

The Bank is exposed to certain risks from both its business operations and changes in economic conditions. As part of our asset/liability and interest rate risk management strategy, we may enter into interest rate derivative contracts to modify the repricing characteristics of certain of our interest-earning assets and interest-bearing liabilities. The Bank generally designates interest rate hedging agreements utilized in the management of interest rate risk as either fair value hedges or cash flow hedges.

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

On July 7, 2023, the Bank entered into various interest rate swap agreements with notional values totaling $101.8 million split evenly between terms of 2.5 and 3.0 years to hedge balance sheet interest rate sensitivity and protect certain of our fixed rate available-for-sale securities against changes in fair value related to changes in the benchmark interest rate. The interest rate swaps involve the receipt of floating rate interest from a counterparty in exchange for us making fixed-rate interest payments over the lives of the agreements, without the exchange of the underlying notional values. The transactions were designated as partial term fair value hedges and structured such that the changes in fair value of the interest rate swaps are expected to be perfectly effective in offsetting the changes in the fair value of the hedged items attributable to changes in the SOFR OIS swap rate, the designated benchmark interest rate. Because the hedges met the criteria for using the shortcut method, there is no need to periodically reassess effectiveness during the term of the hedges. For fair value designated hedges, the gain or loss on the hedging instruments as well as the offsetting loss or gain on the hedged items, are recognized in current earnings as fair values change.

In addition, we had four interest rate swap agreements on certain loans with our customers, which are scheduled to mature at various dates ranging from January 2026 to October 2037. The loan interest rate swaps were designated as fair value hedges and allowed us to offer long-term fixed-rate loans to customers without assuming the interest rate risk of a long-term asset. Converting our fixed-rate interest payments to floating-rate interest payments, generally benchmarked to the one-month U.S. dollar SOFR index, protects us against changes in the fair value of our loans associated with fluctuating interest rates. The notional amounts of the interest rate contracts are equal to the notional amounts of the hedged loans.

Information on our derivatives follows:

	Asset Derivatives		Liability Derivatives
(in thousands)	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022
Available-for-sale securities:
Interest rate swaps - notional amount	$101,770	$—	$—	$—
Interest rate swaps - fair value[1]	$367	$—	$—	$—
Loans receivable:
Interest rate contracts - notional amount	$11,277	$12,046	$—	$—
Interest rate contracts - fair value[1]	$854	$602	$—	$—
1 See Note 3, Fair Value of Assets and Liabilities, for valuation methodology.

The following table presents the carrying amount and associated cumulative basis adjustment related to the application of fair value hedge accounting that is included in the carrying amount of hedged assets as of September 30, 2023 and December 31, 2022.
Page-28

	Carrying Amounts of Hedged Assets		Cumulative Amounts of Fair Value Hedging Adjustments Included in the Carrying Amounts of the Hedged Assets
(in thousands)	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022
Available-for-sale securities [1]	$108,444	$—	$(367)	$—
Loans receivable [2]	$10,266	$11,319	$(960)	$(726)
[1] Carrying value equals the amortized cost basis of the securities underlying the hedge relationship, which is the book value net of the fair value hedge adjustment. Amortized cost excludes accrued interest totaling $136 thousand as of September 30, 2023.

[2] Carrying value equals the amortized cost basis of the loans underlying the hedge relationship, which is the loan balance net of deferred loan origination fees and cost and the fair value hedge adjustment. Amortized cost excludes accrued interest, which was not material.

The following table presents the pretax net gains (losses) recognized in interest income related to our fair value hedges.

	Three months ended		Nine months ended
(in thousands)	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Interest on investment securities [1]
Increase (decrease) in fair value of interest rate swaps hedging available-for-sale securities	$367	$—	$367	$—
Receivable (payment) on interest rate swaps	162	—	162	—
(Decrease) increase in carrying value included in the hedged available-for-sale securities	(367)	—	(367)	—
Net gain (loss) recognized in interest income on investment securities	$162	$—	$162	$—
Interest and fees on loans [1]
Increase (decrease) in fair value of interest rate swaps hedging loans receivable	$223	$547	$252	$1,734
Receivable (payment) on interest rate swaps	74	(19)	192	(169)
(Decrease) increase in carrying value included in the hedged loans	(211)	(538)	(233)	(1,718)
Decrease in value of yield maintenance agreement	(2)	(3)	(7)	(8)
Net gain (loss) recognized in interest income on loans	$84	$(13)	$204	$(161)
[1] Represents the income line item in the statement of comprehensive income in which the effects of fair value hedges are recorded.
Our derivative transactions with the counterparty are under an International Swaps and Derivative Association (“ISDA”) master agreement that includes “right of set-off” provisions. “Right of set-off” provisions are legally enforceable rights to offset recognized amounts and there may be an intention to settle such amounts on a net basis. We do not offset such financial instruments for financial reporting purposes. Information on financial instruments that are eligible for offset in the consolidated statements of condition follows:

Offsetting of Financial Assets and Derivative Assets
		Gross Amounts	Net Amounts of	Gross Amounts Not Offset in
	Gross Amounts	Offset in the	Assets Presented	the Statements of Condition
	of Recognized	Statements of	in the Statements	Financial	Cash Collateral
(in thousands)	Assets[1]	Condition	of Condition[1]	Instruments	Received	Net Amount
September 30, 2023
Counterparty	$1,221	$—	$1,221	$—	$—	$1,221
Total	$1,221	$—	$1,221	$—	$—	$1,221
December 31, 2022
Counterparty	$602	$—	$602	$—	$—	$602
Total	$602	$—	$602	$—	$—	$602

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

Forward-looking statements are based on management's current expectations regarding economic, legislative, and regulatory issues that may impact Bancorp's earnings in future periods. Factors that could cause future results to vary materially from current management expectations include, but are not limited to, general economic conditions and the economic uncertainty in the United States and abroad, including economic or other disruptions to financial markets caused by acts of terrorism, war or other conflicts such as the war between Russia and Ukraine and more recently the war between Israel and Hamas, impacts from inflation, supply change disruptions, changes in interest rates (including the actions taken by the Federal Reserve to control inflation), California's unemployment rate, deposit flows, real estate values, and expected future cash flows on loans and securities; the impact of adverse developments at other banks, including bank failures, that impact general sentiment regarding the stability and liquidity of banks; costs or effects of acquisitions; competition; changes in accounting principles, policies or guidelines; changes in legislation or regulation; natural disasters (such as wildfires and earthquakes in our area); adverse weather conditions; interruptions of utility service in our markets for sustained periods; and other economic, competitive, governmental, regulatory and technological factors (including external fraud and cybersecurity threats) affecting our operations, pricing, products and services; and successful integration of acquisitions.

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

Page-30

Executive Summary
We generated earnings of $5.3 million for the third quarter of 2023, compared to $4.6 million for the second quarter of 2023. Diluted earnings per share were $0.33 for the third quarter of 2023, compared to $0.28 for the preceding quarter. Earnings for the first nine months of 2023 totaled $19.3 million, compared to $33.7 million for the same period in 2022. Diluted earnings per share were $1.20 and $2.11 for the first nine months of 2023 and 2022, respectively. The 2023 earnings were impacted by the increased cost of interest bearing deposits catching up to market interest rates and higher average balances on borrowings.

The following are highlights of our operating and financial performance for the periods presented. Additional performance details can be found in the pages that follow.

•The third quarter tax-equivalent net interest margin increased 3 basis points to 2.48% from 2.45% in the previous quarter due primarily to higher rates on interest-bearing cash balances generated from securities sales. The tax-equivalent net interest margin for the nine months ended September 30, 2023 of 2.66% decreased 40 basis points from 3.06% for the same period in 2022, primarily due to higher deposit and borrowing costs, partially offset by higher interest rates on loans and investment securities. We continue to manage our balance sheet and interest rate risk position to the current interest rate environment, and sold an additional $55.0 million in available-for-sale securities in late October. The sales generated an after-tax loss of $1.5 million, which is expected to be earned back through incremental interest income and improvements to the net interest margin in less than one year.

•Deposits totaled $3.444 billion as of September 30, 2023, a decrease of $129.7 million from $3.573 billion at December 31, 2022. However, deposits increased $118.5 million over the prior quarter. Our experienced team of bankers continued to build upon our strong deposit franchise with consistent growth from proactive outreach to both existing and prospective customers in all of our markets. Average cost of deposits increased 25 basis points over the second quarter, from 0.69% to 0.94%. Average cost of deposits increased 55 basis points for the first nine months of 2023, compared to the same period in 2022, from 0.06% to 0.61%. We believe we are competitively aligned in regard to deposit pricing, helping to maintain deposit levels.

•Non-interest bearing deposits made up 47.7% of total deposits at September 30, 2023, compared to 51.5% at December 31, 2022. We have successfully maintained non-interest bearing deposit percentages consistent with pre-pandemic levels, despite market and industry turbulence. Customer participation in the reciprocal deposit network program grew to $483.3 million maintaining estimated uninsured and/or uncollateralized deposits at 29% of total deposits as of September 30, 2023. Our largest depositor represented 2.7% of total deposits as of September 30, 2023.

•Borrowings totaled $120.0 million as of September 30, 2023, an $8.0 million increase from $112.0 million at December 31, 2022. However, total borrowings declined $52.2 million quarter-over-quarter from $172.2 million as a result of deposit growth and cash flows from investments and loans. Net available funding sources of $2.1 billion provided 211% coverage of an estimated $989.8 million in uninsured deposits at September 30, 2023.

•Our loan portfolio continues to perform well with classified loans at 1.90% of total loans. Non-owner-occupied commercial real estate loans made up $23.6 million or 59% of total classified loans as of September 30, 2023, compared to $22.0 million or 78% at December 31, 2022. Shortly after quarter-end three unsecured commercial substandard loans to one borrower totaling approximately $4.6 million paid off.

•Non-accrual loans were 0.27% of total loans, or $5.7 million, at September 30, 2023, compared to 0.12%, or $2.4 million, at December 31, 2022. Of the seven loans totaling $5.3 million moved to non-accrual status during the year, one legacy acquired-bank agricultural loan totaling $3.8 million became current on outstanding payments shortly after quarter-end. Offsetting the additions were payoffs and paydowns of $1.8 million and two loans for $314 thousand that were moved to accrual status in the first quarter. All of the non-accrual loans are collateralized by real estate with no expected credit loss as of September 30, 2023.

Page-31

•A $425 thousand provision for credit losses on loans in the third quarter brought the allowance for credit losses to 1.16% of total loans as of September 31, 2023. The provision was due primarily to qualitative risk factor adjustments as discussed further below and compared to a provision of $500 thousand in the previous quarter. For nine months ended September 30, 2023, we recorded a provision for credit losses on loans of $1.3 million, compared to a reversal of $63 thousand for the same period in 2022.

•Loans totaled $2.087 billion at September 30, 2023, a decrease of $5.6 million from $2.093 billion at December 31, 2022 reflecting originations of $90.3 million and payoffs of $59.5 million (including PPP payoffs). Loan amortization from scheduled repayments totaling $60.6 million was partially offset by a $24.2 million net increase in utilization of credit lines in the nine months ended September 30, 2023.

•Return on average assets ("ROA") was 0.52% for the third quarter of 2023, compared to 0.44% for the second quarter of 2023. Return on average equity ("ROE") was 4.94% for the third quarter of 2023, compared to 4.25% for the prior quarter. ROA was 0.63% for the nine months ended September 30, 2023, compared to 1.04% in the same period in 2022. ROE was 6.07% for the nine months ended September 30, 2023, compared to 10.65% in the same period in 2022. The efficiency ratio for the third quarter of 2023 was 72.96%, compared to 76.91% for the prior quarter. The efficiency ratio was 69.37% for the nine months ended September 30, 2023, compared to 55.60% in the same period in 2022.

•All capital ratios were above well-capitalized regulatory requirements. The total risk-based capital ratios at September 30, 2023 for Bancorp and the Bank were 16.6% and 16.1%, respectively. Bancorp's tangible common equity to tangible assets ("TCE ratio") was 8.6% at September 30, 2023, compared to 8.2% as of December 31, 2022. As of September 30, 2023, Bancorp's TCE ratio, net of after tax unrealized losses on held-to-maturity securities, was 6.1%, compared to 6.2% at December 31, 2022 (refer to page 46 for a discussion and reconciliation of this non-GAAP financial measure).

•The Board of Directors declared a cash dividend of $0.25 per share on October 20, 2023, which represents the 74th consecutive quarterly dividend paid by Bancorp. The dividend is payable on November 10, 2023, to shareholders of record at the close of business on November 3, 2023.

•As previously announced, David Bloom, Executive Vice President and Head of Commercial Banking, joined the Bank on July 31 and is responsible for the direction, vision, growth, and performance of the Bank’s commercial banking division, including its eight regional offices located throughout northern California and its specialty wine business. He previously served as senior managing director of business banking in northern California and the Pacific Northwest at First Republic Bank. Under David's direction we have already approved for funding loan amounts exceeding third quarter originations since quarter end.

•Also as previously announced, effective October 20, 2023, the Board of Directors for Bank of Marin Bancorp appointed Cigdem Gencer to its board, increasing its membership to thirteen directors. Gencer brings extensive leadership and financial services experience to the Board. Throughout her career, she has developed and executed transformative growth, expansion, and investment strategies for organizations, including international expansion efforts. For nearly two decades, Gencer served as executive vice president at a Fortune 500 financial institution where she served as head of international human resources, head of enterprise data strategy and analytics in the Chief Data Office, and chief financial officer, chief operating officer, and regional sales director for its Private Wealth division. Her experience also includes serving as a management consultant in the financial services sector and chief financial officer at Intrax, Inc. In 2021, she established Fazilet Consulting—an executive coaching and organizational consulting firm—in which she also serves as an executive coach.

Page-32

RESULTS OF OPERATIONS

Highlights of the financial results are presented in the following tables:

	Three months ended		Nine months ended
(dollars in thousands, except per share data)	September 30, 2023	June 30, 2023	September 30, 2023	September 30, 2022
Selected operating data:
Net interest income	$24,469	$24,130	$78,497	$94,122
Provision for (reversal of) credit losses on loans	425	500	1,275	(63)
Reversal of credit losses on unfunded loan commitments	—	(168)	(342)	(318)
Non-interest income	2,598	2,739	8,272	8,318
Non-interest expense	19,747	20,665	60,192	56,959
Net income	5,295	4,551	19,285	33,705
Net income per common share:
Basic	$0.33	$0.28	$1.21	$2.12
Diluted	$0.33	$0.28	$1.20	$2.11
Performance and other financial ratios:
Return on average assets	0.52%	0.44%	0.63%	1.04%
Return on average equity	4.94%	4.25%	6.07%	10.65%
Tax-equivalent net interest margin	2.48%	2.45%	2.66%	3.06%
Cost of deposits	0.94%	0.69%	0.61%	0.06%
Efficiency ratio	72.96%	76.91%	69.37%	55.60%
Net (recoveries) charge-offs	$(3)	$(2)	$(2)	$(3)
Cash dividend payout ratio on common stock [1]	75.76%	89.29%	61.98%	34.43%

(dollars in thousands, except per share data)	September 30, 2023	December 31, 2022
Selected financial condition data:
Total assets	$4,035,549	$4,147,464
Investment securities	1,593,957	1,774,303
Loans, net	2,062,682	2,069,563
Deposits	3,443,684	3,573,348
Short-term borrowings and other obligations	120,335	112,439
Stockholders' equity	418,618	412,092
Book value per share	25.94	25.71
Asset quality ratios:
Allowance for credit losses on loans to total loans	1.16%	1.10%
Allowance for credit losses on loans to non-performing loans	4.28x	9.45x
Non-accrual loans to total loans	0.27%	0.12%
Capital ratios:
Equity to total assets ratio	10.37%	9.94%
Tangible common equity to tangible assets	8.63%	8.21%
Total capital (to risk-weighted assets)	16.56%	15.90%
Tier 1 capital (to risk-weighted assets)	15.63%	15.02%
Tier 1 capital (to average assets)	10.24%	9.60%
Common equity Tier 1 capital (to risk weighted assets)	15.63%	15.02%
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

Average Statements of Condition and Analysis of Net Interest Income

The following tables compare interest income, average interest-earning assets, interest expense, and average interest-bearing liabilities for the periods presented. The tables also present net interest income, net interest margin and net interest rate spread for each period reported.

	Three months ended			Three months ended
	September 30, 2023			June 30, 2023
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Interest-earning deposits with banks [1]	$76,896	$1,055	5.37%	$3,578	$48	5.35%
Investment securities [2,3]	1,721,367	9,436	2.19%	1,819,486	10,103	2.22%
Loans [1,3,4]	2,096,814	24,823	4.63%	2,108,260	24,700	4.63%
Total interest-earning assets [1]	3,895,077	35,314	3.55%	3,931,324	34,851	3.51%
Cash and non-interest-bearing due from banks	37,964			38,154
Bank premises and equipment, net	8,428			8,546
Interest receivable and other assets, net	134,075			141,130
Total assets	$4,075,544			$4,119,154
Liabilities and Stockholders' Equity
Interest-bearing transaction accounts	$230,085	$270	0.47%	$232,090	$234	0.41%
Savings accounts	266,770	229	0.34%	285,745	146	0.20%
Money market accounts	1,046,011	5,988	2.27%	948,670	4,292	1.81%
Time accounts including CDARS	217,467	1,555	2.84%	174,471	946	2.18%
Short-term borrowings and other obligations [1]	188,415	2,593	5.39%	372,308	4,873	5.18%
Total interest-bearing liabilities	1,948,748	10,635	2.17%	2,013,284	10,491	2.09%
Demand accounts	1,649,691			1,627,730
Interest payable and other liabilities	52,067			49,116
Stockholders' equity	425,038			429,024
Total liabilities & stockholders' equity	$4,075,544			$4,119,154
Tax-equivalent net interest income/margin [1]		$24,679	2.48%		$24,360	2.45%
Reported net interest income/margin [1]		$24,469	2.46%		$24,130	2.43%
Tax-equivalent net interest rate spread			1.38%			1.42%

Page-34

	Nine months ended			Nine months ended
	September 30, 2023			September 30, 2022
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
(in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Interest-earning deposits with banks [1]	$28,710	$1,159	5.32%	$140,114	$832	0.78%
Investment securities [2,3]	1,797,054	29,731	2.21%	1,770,882	25,214	1.90%
Loans [1,3,4]	2,108,840	73,938	4.62%	2,196,173	70,944	4.26%
Total interest-earning assets [1]	3,934,604	104,828	3.51%	4,107,169	96,990	3.11%
Cash and non-interest-bearing due from banks	38,641			56,585
Bank premises and equipment, net	8,457			7,220
Interest receivable and other assets, net	137,428			159,994
Total assets	$4,119,130			$4,330,968
Liabilities and Stockholders' Equity
Interest-bearing transaction accounts	$244,688	$758	0.41%	$296,239	$230	0.10%
Savings accounts	293,709	545	0.25%	342,704	93	0.04%
Money market accounts	982,729	11,365	1.55%	1,074,597	1,184	0.15%
Time accounts including CDARS	172,991	2,724	2.11%	144,807	209	0.19%
Short-term borrowings and other obligations [1]	260,973	10,182	5.14%	368	2	0.71%
Total interest-bearing liabilities	1,955,090	25,574	1.75%	1,858,715	1,718	0.12%
Demand accounts	1,689,615			1,999,433
Interest payable and other liabilities	49,819			49,747
Stockholders' equity	424,606			423,073
Total liabilities & stockholders' equity	$4,119,130			$4,330,968
Tax-equivalent net interest income/margin [1]		$79,254	2.66%		$95,272	3.06%
Reported net interest income/margin [1]		$78,497	2.63%		$94,122	3.02%
Tax-equivalent net interest rate spread			1.76%			2.99%
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

The following table presents the effects of changes in average balances (volume) or changes in average rates on tax-equivalent net interest income for the periods indicated. Volume variances are equal to the increase or decrease in average balances multiplied by prior period rates. Rate variances are equal to the increase or decrease in rates multiplied by prior period average balances. Mix variances are attributable to the change in yields or rates multiplied by the change in average balances, including one more day in the three months ended September 30, 2023, compared to the three months ended June 30, 2023.

	Three months ended September 30, 2023 compared to three months ended June 30, 2023				Nine months ended September 30, 2023 compared to nine months ended September 30, 2022
(in thousands)	Volume	Yield/Rate	Mix	Total	Volume	Yield/Rate	Mix	Total
Interest-earning deposits with banks	$984	$1	$22	$1,007	$(661)	$4,825	$(3,837)	$327
Investment securities [1]	(545)	(129)	7	(667)	373	4,084	60	4,517
Loans [1]	(134)	(13)	270	123	(2,821)	6,056	(241)	2,994
Total interest-earning assets	305	(141)	299	463	(3,109)	14,965	(4,018)	7,838
Interest-bearing transaction accounts	(2)	34	4	36	(40)	688	(120)	528
Savings accounts	(10)	97	(4)	83	(13)	543	(78)	452
Money market accounts	440	1,080	176	1,696	(101)	11,243	(961)	10,181
Time accounts, including CDARS	233	288	88	609	41	2,071	403	2,515
Short-term borrowings and other obligations	(2,407)	195	(68)	(2,280)	1,416	12	8,752	10,180
Total interest-bearing liabilities	(1,746)	1,694	196	144	1,303	14,557	7,996	23,856
Changes in tax-equivalent net interest income	$2,051	$(1,835)	$103	$319	$(4,412)	$408	$(12,014)	$(16,018)
[1] Yields and interest income on tax-exempt securities and loans are presented on a taxable-equivalent basis using the federal statutory rate of 21%.
Page-35

Third Quarter of 2023 Compared to the Second Quarter of 2023

Net interest income totaled $24.5 million for the third quarter of 2023, compared to $24.1 million for the prior quarter. The $339 thousand increase from the prior quarter was primarily related to an increase of approximately $358 thousand in interest income from the investment of securities sales proceeds into interest-bearing cash. The $2.3 million reduction in borrowing cost for the quarter was offset by rising deposit rates and higher average deposit balances that resulted in an additional $2.4 million in interest expense.

The tax-equivalent net interest margin was 2.48% for the third quarter of 2023, compared to 2.45% for the prior quarter. The increase from prior quarter was primarily due to a $73.3 million increase in average interest-bearing cash balances with an average yield of 5.37% from securities sales proceeds. During the third quarter new loans were originated at rates approximately 150 basis points above the rates on loans paid off, which will positively impact the margin in future periods.

Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022

Net interest income totaled $78.5 million for the nine months ended September 30, 2023, compared to $94.1 million for the same period in the prior year. The $15.6 million decrease from prior year was primarily due to higher funding costs of $23.9 million, partially offset by higher average yields on earning assets.

The tax-equivalent net interest margin was 2.66% for the nine months ended September 30, 2023, compared to 3.06% for the same period in the prior year. The decrease was primarily attributed to higher deposit and borrowing costs, partially offset by higher interest rates on loans and investment securities. Average interest-bearing deposits balances decreased by $164.2 million while the average cost increased by 55 basis points, mainly for money market and time deposit account types, decreasing the margin by 46 basis points. Average borrowings and other obligations increased by $260.6 million at an average cost of 5.14%, an increase of 4.43%, decreasing the margin by 34 basis points. Average loan balances decreased by $87.3 million while the average yield increased by 36 basis points, increasing the margin by 20 basis points. Average investment securities increased $26.2 million and their average yield increased 31 basis points, increasing the margin by 19 basis points.

Market Interest Rates

Market interest rates are, in part, based on the target federal funds interest rate (the interest rate banks charge each other for short-term borrowings) implemented by the Federal Reserve Open Market Committee ("FOMC").

In response to the evolving risks to economic activity caused by the COVID-19 pandemic, the FOMC made two emergency federal funds rate cuts totaling 150 basis points in March 2020. The federal funds rate range remained between 0.0% to 0.25% through the beginning of 2022, putting downward pressure on our asset yields and net interest margin. Beginning in March 2022, the FOMC began successive increases to the federal funds rate due to the evolving inflation risks, complicated by international political unrest and supply chain disruptions. As a result of seven rate adjustments during 2022, the federal funds target rate increased to a range of 4.25% to 4.50% at year-end 2022 and our net interest margin increased gradually over the course of the year. In 2023, on each of February 1st, March 22nd, May 3rd, and July 26th the FOMC increased the target rate by 25 basis points to a range of 5.25% to 5.50%. Rising interest rates and first quarter disruptions in the banking industry resulted in rapid increases in the cost of funds through rising deposit costs and increased borrowings, putting pressure on net interest margin in the second and third quarters. Federal Reserve policymakers continue to monitor inflation and economic developments throughout 2023. See ITEM 3. Quantitative and Qualitative Disclosure about Market Risk for further information.

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

Page-36

The following table shows the activity for the periods presented.

	Three months ended		Nine months ended
(dollars in thousands)	September 30, 2023	June 30, 2023	September 30, 2023	September 30, 2022
Provision for (reversal of) credit losses on loans	$425	$500	$1,275	$(63)

We recorded a $425 thousand provision for credit losses on loans in the third quarter. The provision was due primarily to increases in qualitative factors related to trends in adversely graded, non-owner-occupied commercial real estate loans and the potential impact of rapidly increasing interest rates and other external factors on both our non-owner-occupied commercial real estate and construction portfolios. These increases were partially offset by the impact of the decrease in loan balances.

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

The provision totaling $1.3 million for the nine months ended September 30, 2023 primarily resulted from increases in qualitative risk factors from continued trends in adversely graded loans and/or collateral values not believed to be captured in the quantitative risk factors.

The net provision reversal for the nine months ended September 30, 2022 primarily resulted from a provision reversal in the first quarter due to improvements in the economic forecasts, partially offset by the provision in the third quarter due primarily to an increase in qualitative factors to account for the ongoing deterioration in the economic outlook not captured in the quantitative portion of the allowance.

For more information, refer to Note 5, Loans and Allowance for Credit Losses on Loans, to the consolidated financial statements in this Form 10-Q.

Non-interest Income

The following table details the components of non-interest income.

	Three months ended
(dollars in thousands)	September 30, 2023	June 30, 2023	Amount Change	Percent Change
Wealth Management and Trust Services	$515	$559	$(44)	(7.9)%
Service charges on deposit accounts	508	520	(12)	(2.3)%
Debit card interchange fees, net	456	555	(99)	(17.8)%
Earnings on bank-owned life insurance, net	371	$362	9	2.5%
Dividends on Federal Home Loan Bank stock	324	290	34	11.7%
Merchant interchange fees, net	117	127	(10)	(7.9)%
Other income	293	326	(33)	(10.1)%
Total non-interest income	$2,598	$2,739	$(141)	(5.1)%

	Nine months ended		Amount Change	Percent Change
(dollars in thousands)	September 30, 2023	September 30, 2022
Wealth Management and Trust Services	$1,585	$1,737	$(152)	(8.8)%
Service charges on deposit accounts	1,561	1,488	73	4.9%
Debit card interchange fees, net	1,458	1,538	(80)	(5.2)%
Earnings on bank-owned life insurance, net	1,438	933	505	54.1%
Dividends on Federal Home Loan Bank stock	916	759	157	20.7%
Merchant interchange fees, net	377	430	(53)	(12.3)%
Gains (losses) on sale of investment securities, net	14	(63)	77	NM
Other income	923	1,496	(573)	(38.3)%
Total non-interest income	$8,272	$8,318	$(46)	(0.6)%

Page-37

Third Quarter of 2023 Compared to the Second Quarter of 2023

Non-interest income totaled $2.6 million for the third quarter of 2023, compared to $2.7 million for the prior quarter. The $141 thousand decrease from the prior quarter was primarily related to the decrease in debit card interchange income.

Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022

Non-interest income totaled $8.3 million for the nine months ended September 30, 2023, materially unchanged from the same period of the prior year. The $46 thousand decrease from the prior year period was mostly attributable to decreases in other income including one-way deposit and cash management fees and in wealth management and trust services income, partially offset by higher bank-owned life insurance benefit payments and balances and dividends on Federal Home Loan Bank stock.

Non-interest Expense

The following table details the components of non-interest expense.

	Three months ended
(dollars in thousands)	September 30, 2023	June 30, 2023	Amount Change	Percent Change
Salaries and related benefits	$10,741	$11,416	$(675)	(5.9)%
Occupancy and equipment	1,973	1,980	(7)	(0.4)%
Data processing	1,009	922	87	9.4%
Professional services	757	797	(40)	(5.0)%
Federal Deposit Insurance Corporation insurance	469	666	(197)	(29.6)%
Depreciation and amortization	423	400	23	5.8%
Information technology	411	357	54	15.1%
Amortization of core deposit intangible	335	340	(5)	(1.5)%
Directors' expense	272	300	(28)	(9.3)%
Charitable contributions	20	638	(618)	(96.9)%
Other real estate owned	—	44	(44)	(100.0)%
Other non-interest expense
Advertising	319	300	19	6.3%
Other expense	3,018	2,505	513	20.5%
Total other non-interest expense	3,337	2,805	532	19.0%
Total non-interest expense	$19,747	$20,665	$(918)	(4.4)%

	Nine months ended		Amount Change	Percent Change
(dollars in thousands)	September 30, 2023	September 30, 2022
Salaries and related benefits	$33,087	$32,446	$641	2.0%
Occupancy and equipment	6,367	5,739	628	10.9%
Data processing	2,976	3,569	(593)	(16.6)%
Professional services	2,677	2,314	363	15.7%
Depreciation and amortization	1,705	1,259	446	35.4%
Federal Deposit Insurance Corporation insurance	1,424	886	538	60.7%
Information technology	1,138	1,519	(381)	(25.1)%
Amortization of core deposit intangible	1,020	1,124	(104)	(9.3)%
Directors' expense	893	838	55	6.6%
Charitable contributions	707	605	102	16.9%
Other real estate owned	48	355	(307)	NM
Other non-interest expense
Advertising	897	789	108	13.7%
Other expense	7,253	5,516	1,737	31.5%
Total other non-interest expense	8,150	6,305	1,845	29.3%
Total non-interest expense	$60,192	$56,959	$3,233	5.7%

NM - Not Meaningful

Page-38

Third Quarter of 2023 Compared to the Second Quarter of 2023

Non-interest expense totaled $19.7 million for the third quarter of 2023, compared to $20.7 million for the prior quarter. The $918 thousand decrease from the prior quarter primarily resulted from a $675 thousand decrease in salaries and related benefits mainly due to decreases in accrued incentive and profit sharing expenses and 401(k) contributions, $618 thousand less in charitable contributions as our annual grant program normally occurs in the second quarter, and a $197 thousand decrease related to a catch-up adjustment in the second quarter for increased FDIC assessments to strengthen the Deposit Insurance Fund. These decreases were partially offset by a $532 thousand net increase in other expense, primarily due to a $688 thousand increase in expenses and fees associated with our customers' participation in reciprocal deposit networks to bolster their FDIC insured balances.

Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022

Non-interest expense totaled $60.2 million for the nine months ended September 30, 2023, compared to $57.0 million for the nine months ended September 30, 2022, an increase of $3.2 million. Other expense increased by $1.8 million primarily due to a $1.5 million increase in expenses and fees associated with reciprocal deposits placed into deposit networks. Salaries and related benefits increased by $641 thousand primarily due to regularly scheduled annual merit and other increases, the hiring of several key employees and officers, and lower deferred loan origination costs, partially offset by a reduction in accrued incentive and profit sharing expenses. Occupancy and equipment and depreciation and amortization expenses rose $628 thousand and $446 thousand, respectively, mainly from the acceleration of lease-related costs for branch closures in the first quarter of 2023. Beginning in 2024, the estimated annual pre-tax savings from branch closures are expected to be approximately $1.4 million. In addition, the FDIC insurance assessment rose by $538 thousand due to the increased statutory rate. These increases were partially offset by a $593 thousand decrease in data processing expenses due to our core system contract renegotiation for the current period and because the prior year included data processing expenses largely eliminated after the systems conversion associated with the American River Bankshares merger. In addition, other real estate owned expenses decreased by $307 thousand due the write-down in the prior year of the asset that was sold in the third quarter of 2023.

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

The provision for income taxes for the third quarter of 2023 totaled $1.6 million at an effective tax rate of 23.2%, compared to $1.3 million at an effective tax rate of 22.5% in the prior quarter. The increase in the provision for income taxes in the third quarter of 2023 reflected higher pre-tax income as compared to the prior quarter. The 70 basis point increase in the effective tax rate in the third quarter of 2023 was primarily due to the smaller proportional effect of permanent tax differences on higher pretax income.

The provision for income taxes for the first nine months of 2023 totaled $6.4 million at an effective tax rate of 24.8%, compared to $12.2 million at an effective tax rate of 26.5% for the first nine months of 2022. The 170 basis point decrease in the effective tax rate in the first nine months of 2023, as compared to the same period a year ago, was primarily due to the larger proportional effect of permanent tax differences on lower pretax income and higher tax-exempt BOLI income. This decrease was partially offset by a reduction in the tax-exempt interest exclusion (due to a larger IRC Section 291(e) interest expense disallowance), compared to the prior period.

We file a consolidated return in the U.S. Federal tax jurisdiction and a combined return in the State of California tax jurisdiction. There were no ongoing federal or state income tax examinations at the issuance of this report. At September 30, 2023, neither the Bank nor Bancorp had accruals for interest or penalties related to unrecognized tax benefits.

Page-39

FINANCIAL CONDITION SUMMARY

Cash, Cash Equivalents and Restricted Cash

Total cash, cash equivalents and restricted cash were $123.1 million at September 30, 2023, compared to $45.4 million at December 31, 2022. The $77.7 million increase was due primarily to the sale of $82.7 million of available-for-sale securities in the third quarter, which resulted in 3 basis points of net interest margin expansion due to the higher interest rate earned on cash and provided diversification to our liquidity profile.

Investment Securities

The investment securities portfolio totaled $1.594 billion at September 30, 2023, a decrease of $180.3 million from $1.774 billion at December 31, 2022. The decrease was primarily the result of principal repayments and maturities totaling $87.7 million, sales of $82.7 million available-for-sale securities, an increase of $5.7 million in pre-tax unrealized losses on available-for-sale investment securities, and $4.2 million in net amortization in the first nine months of 2023. The securities sales and $102 million fair value hedge reduced the impact of interest rate increases on tangible capital over the quarter by approximately 7 basis points. The $2.8 million net loss on the sale of securities was offset by a $2.8 million gain from the sale of our remaining investment in Visa Inc. Class B restricted common stock, which had a zero carrying value. Both the available-for-sale and held-to-maturity portfolios are eligible for pledging to either the FHLB or the Federal Reserve as collateral for borrowing. The portfolios are comprised of high credit quality investments with average effective durations of 4.07 on available-for-sale securities and 5.95 on held-to-maturity securities. Both portfolios generate cash inflows monthly from interest, principal amortization and payoffs, which supports the Bank's liquidity. Those cash inflows totaled $123.9 million in the first nine months of 2023.

The following table summarizes our investment in obligations of state and political subdivisions at September 30, 2023 and December 31, 2022.

	September 30, 2023			December 31, 2022
(dollars in thousands)	Amortized Cost	Fair Value	% of Total State and Political Subdivisions	Amortized Cost	Fair Value	% of Total State and Political Subdivisions
Within California:
General obligation bonds	$24,216	$18,867	14.7%	$25,806	$20,768	14.4%
Revenue bonds	3,510	2,775	2.1	3,719	2,987	2.1
Total within California	27,726	21,642	16.8	29,525	23,755	16.5
Outside California:
General obligation bonds	109,167	89,863	66.3	121,908	106,375	68.0
Revenue bonds	27,751	22,303	16.9	27,922	23,752	15.5
Total outside California	136,918	112,166	83.2	149,830	130,127	83.5
Total obligations of state and political subdivisions	$164,644	$133,808	100.0%	$179,355	$153,882	100.0%
Percent of investment portfolio	9.7%	9.3%		9.6%	9.3%

Of the total investment in obligations of state and political subdivisions, the largest concentrations outside of California are in Texas (37.1%), Washington (15.4%) and Wisconsin (9.0%). Our investment in obligations issued by municipal issuers in Texas are either guaranteed by the AAA rated Texas Permanent School Fund ("PSF") or backed by revenue sources from essential services (such as utilities and transportation).

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
Page-40

•For revenue bonds, the source and strength of revenue for municipal authorities including the obligor’s financial condition and reserve levels, annual debt service and debt coverage ratio, and credit enhancement (such as insurer’s strength and collateral in escrow accounts)
•Credit ratings by major credit rating agencies

Loans and Credit Quality

During the first nine months of 2023, loans decreased by $5.6 million and totaled $2.087 billion at September 30, 2023, compared to $2.093 billion at December 31, 2022. During the same period in 2022, loans decreased $97.3 million to $2.158 billion at September 30, 2022 from $2.256 billion at December 31, 2021. Loan originations were $90.3 million for the nine months ended September 30, 2023, compared to $204.1 million for the first nine months of 2022. Excluding PPP loans, payoffs were $57.7 million for the nine months ended September 30, 2023, compared to $204.2 million for the same period in 2022. PPP loan payoffs during the nine months ended September 30, 2023 and 2022 were $1.8 million and $103.6 million, respectively. In addition, loan amortization from scheduled repayments totaling $60.6 million was partially offset by a $24.2 million net increase in utilization of credit lines for the nine months ended September 30, 2023. While Bank of Marin has continued its usual steadfast conservative underwriting practices and has not changed its credit standards or policies in reaction to current market conditions, our portfolio management and credit teams are exercising heightened awareness of the potential for credit quality deterioration. The Bank continues to focus on extending credit within the markets we know best and serving the needs of our existing clients while ensuring new opportunities present the appropriate levels of risk and return.

The ratio of allowance for credit losses on loans to total loans was 1.16% at September 30, 2023, compared to 1.10% at December 31, 2022.

Non-accrual loans increased $3.3 million to $5.7 million, or 0.27% of the loan portfolio at September 30, 2023 from $2.4 million, or 0.12% at December 31, 2022. All of the non-accrual loans are collateralized by real estate with no expected credit loss as of September 30, 2023. Accruing loans past due 30 to 89 days totaled $2.2 million at September 30, 2023, compared to $664 thousand at December 31, 2022.

Classified loans with risk ratings of substandard or doubtful totaled $39.7 million at September 30, 2023, compared to $28.1 million at December 31, 2022. Increases in 2023 were primarily due to the addition of eleven loans to ten borrowers totaling $13.4 million, mostly within the commercial real estate (both owner-occupied and non-owner occupied) and the commercial and industrial portfolios. Partially offsetting the additions were $939 thousand in upgrades to pass risk rating and $905 thousand in payoffs and paydowns, net of balance increases of $3.4 million. Shortly after quarter-end three unsecured commercial substandard loans to one borrower totaling approximately $4.6 million paid off.

Loans designated special mention, which are not considered adversely classified, increased by $52.2 million to $112.4 million at September 30, 2023 from $60.2 million at December 31, 2022. The increase was largely due to $66.0 million in downgrades from pass risk ratings, mostly concentrated in the commercial real estate non-owner-occupied portfolio, which were partially offset by $5.9 million in downgrades from special mention to substandard, $4.9 million in paydowns and payoffs and $3.1 million in upgrades to pass risk ratings.

With the heightened market concern about non-owner-occupied commercial real estate, and in particular the office sector, we are providing the following additional information. We continue to maintain diversity among property types and within our geographic footprint. In particular, our office commercial real estate portfolio in the City of San Francisco represents just 3% of our total loan portfolio and 6% of our total non-owner occupied commercial real estate portfolio. As of the last measurement period (generally December 2022), the weighted average loan-to-value and weighted average debt-service coverage ratios for the entire non-owner-occupied office portfolio were 56% and 1.68x, respectively. For the eleven non-owner-occupied office loans in the City of San Francisco, the weighted average loan-to-value and debt-service coverage ratios were 66% (61% unweighted) and 1.07x (1.34x unweighted), respectively. During the quarter we conducted a review of the refinance risk in our non-owner-occupied commercial real estate portfolio. We evaluated 36 loans with commitments of $1.0 million or more totaling $97.4 million that mature or reprice in 2023 or 2024 and determined that the refinance risk on these loans is expected to be manageable with weighted average debt service coverage ratios ranging from 1.28 to 2.01 times based on current interest rates.

Page-41

For more information, refer to Note 5, Loans and Allowance for Credit Losses on Loans, to the consolidated financial statements in this Form 10-Q.

Liabilities - Deposits and Borrowings

During the first nine months of 2023, total liabilities decreased by $118.4 million to $3.617 billion. Deposits totaled $3.444 billion at September 30, 2023, a decrease of $129.7 million compared to $3.573 billion at December 31, 2022. Borrowings increased $8.0 million to $120.0 million at September 30, 2023 from $112.0 million at December 31, 2022.

We have seen stability in deposit trends since the first quarter, including the utilization of our available deposit networks. That stability extended to our mix in deposits, new account activity and overall growth. Non-interest bearing deposits made up 47.7% of total deposits at September 30, 2023, compared to 51.5% at year-end 2022, while money market deposits rose to 31.7% from 27.7%, and time deposits rose to 6.7% from 3.3% in the same period. Additionally, the Bank's competitive and balanced approach to relationship management and focused outreach supported the growth adding over 1,200 new accounts during the third quarter, 38% of which were new relationships, bringing the total to over 3,600 new accounts in 2023 (excluding new reciprocal accounts). As a result, we are closing the gap on the deposit outflows experienced in the first quarter of 2023 without accessing brokered deposit markets. As of September 30, 2023, 61% of deposit balances were held in business accounts with average balances of $130 thousand per account. The remaining 39% were consumer accounts with average balances of $41 thousand per account. The largest depositor represented 2.7% of total deposits and the four largest depositors combined represented 5.3% of total deposits. Our liquidity policies require that compensating cash or investment security balances be held against concentrations over a certain level.

At September 30, 2023, the Bank had $120.0 million outstanding in short term borrowings from the Federal Reserve Bank's "BTFP" facility at a rate of 5.42%, an increase of $8.0 million, compared to $112.0 million in overnight borrowings at December 31, 2022 at a rate of 4.65%. The Bank is actively evaluating strategies for reducing borrowings in the current environment and as market conditions change. Total immediate contingent funding sources, including unrestricted cash, unencumbered available-for-sale securities, and remaining borrowing capacity was $2.086 billion, or 61% of total deposits and 211% of estimated uninsured and/or uncollateralized deposits as of September 30, 2023.

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

Management reviews capital ratios on a regular basis and produces a five-year capital plan semi-annually to ensure that capital exceeds the prescribed regulatory minimums and is adequate to meet our anticipated future needs.  Stress tests are performed on capital ratios and include scenarios such as additional unrealized losses on the investment portfolio, additional deposit growth and potential share repurchases. For all periods presented, the Bank’s ratios exceed the regulatory definition of “well capitalized” under the regulatory framework for prompt corrective action and Bancorp’s ratios exceed the required minimum ratios to be considered a well-capitalized bank holding company. In addition, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action as of September 30, 2023. There are no conditions or events since that notification that management believes have changed the Bank’s categories and we expect the Bank to remain well capitalized for prompt corrective action purposes.

Page-42

Bancorp's TCE ratio was 8.6% at September 30, 2023, compared to 8.2% at December 31, 2022. Bancorp's TCE ratio, net of after tax unrealized losses on held-to-maturity securities, was 6.1%, compared to 6.2% at December 31, 2022. Management believes this non-GAAP measure is important because it reflects the level of capital available to withstand drastic changes in market conditions (refer to page 46 for a discussion and reconciliation of this non-GAAP financial measure).

The Bancorp’s and Bank’s capital adequacy ratios as of September 30, 2023 and December 31, 2022 are presented in the following tables.

Bancorp Capital Ratios (dollars in thousands)	Actual		Adequately Capitalized Threshold [1]		Threshold to be a Well Capitalized Bank Holding Company
September 30, 2023	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk-weighted assets)	$442,947	16.56%	$280,854	10.50%	$267,480	10.00%
Tier 1 Capital (to risk-weighted assets)	$418,088	15.63%	$227,358	8.50%	$213,984	8.00%
Tier 1 Leverage Capital (to average assets)	$418,088	10.24%	$163,362	4.00%	$204,203	5.00%
Common Equity Tier 1 (to risk-weighted assets)	$418,088	15.63%	$187,236	7.00%	$173,862	6.50%
December 31, 2022
Total Capital (to risk-weighted assets)	$431,667	15.90%	$285,079	10.50%	$271,504	10.00%
Tier 1 Capital (to risk-weighted assets)	$407,912	15.02%	$230,778	8.50%	$217,203	8.00%
Tier 1 Leverage Capital (to average assets)	$407,912	9.60%	$169,948	4.00%	$212,435	5.00%
Common Equity Tier 1 (to risk-weighted assets)	$407,912	15.02%	$190,053	7.00%	$176,478	6.50%

Bank Capital Ratios (dollars in thousands)	Actual		Adequately Capitalized Threshold [1]		Threshold to be Well Capitalized under Prompt Corrective Action Provisions
September 30, 2023	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk-weighted assets)	$431,389	16.13%	$280,848	10.50%	$267,474	10.00%
Tier 1 Capital (to risk-weighted assets)	$406,530	15.20%	$227,353	8.50%	$213,980	8.00%
Tier 1 Leverage Capital (to average assets)	$406,530	9.95%	$163,359	4.00%	$204,199	5.00%
Common Equity Tier 1 (to risk-weighted assets)	$406,530	15.20%	$187,232	7.00%	$173,858	6.50%
December 31, 2022
Total Capital (to risk-weighted assets)	$427,108	15.73%	$285,052	10.50%	$271,478	10.00%
Tier 1 Capital (to risk-weighted assets)	$403,352	14.86%	$230,757	8.50%	$217,183	8.00%
Tier 1 Leverage Capital (to average assets)	$403,352	9.49%	$169,940	4.00%	$212,425	5.00%
Common Equity Tier 1 (to risk-weighted assets)	$403,352	14.86%	$190,035	7.00%	$176,461	6.50%
1 Except for Tier 1 Leverage Capital, the adequately capitalized thresholds reflect the regulatory minimum plus a 2.5% capital conservation buffer as required under the Basel III Capital Standards in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses.

Liquidity and Capital Resources

The goal of liquidity management is to provide adequate funds to meet loan demand and to fund operating activities and deposit withdrawals. We accomplish this goal by maintaining an appropriate level of liquid assets and formal lines of credit with the FHLB, FRBSF and correspondent banks that enable us to borrow funds as seen in the table below and discussed in Note 6 to the Consolidated Financial Statements in ITEM 1 of this report. Our Asset Liability Management Committee ("ALCO"), which is comprised of Bank directors and the Bank's Chief Executive Officer, is responsible for approving and monitoring our liquidity targets and strategies. The Bank has long-established minimum liquidity and diversification requirements using tools similar to larger banks such as the Liquidity Coverage Ratio and multi-scenario, long-horizon stress testing. Our contingency funding plan provides for early detection of potential liquidity issues in the market or the Bank and institutes prompt responses that may prevent or alleviate a potential liquidity crisis. Management monitors liquidity daily and regularly adjusts our position based on current and future liquidity needs. We also have relationships with third-party deposit networks and can adjust the placement of our deposits via reciprocal or one-way sales as part of our cash management strategy. We maintained $2.2 million in off-balance sheet one-way deposit sales with our deposit networks at both September 30, 2023 and December 31, 2022.

Net available contingent funding sources, including unrestricted cash, unencumbered available-for-sale securities and total available borrowing capacity was $2.086 billion, or 211% of estimated uninsured and/or uncollateralized deposits as of September 30, 2023. The Federal Reserve's BTFP facility offers borrowing capacity based on par values of securities pledged making it less sensitive to changes in market rates. The following table details the components of our contingent liquidity sources as of September 30, 2023.
Page-43

(in thousands)	Total Available	Amount Used	Net Availability
Internal Sources
Unrestricted cash [1]	$102,581	N/A	$102,581
Unencumbered securities at market value	613,684	N/A	613,684
External Sources
FHLB line of credit	1,023,197	$—	1,023,197
FRB line of credit and BTFP facility	331,907	(120,000)	211,907
Lines of credit at correspondent banks	135,000	—	135,000
Total Liquidity	$2,206,369	$(120,000)	$2,086,369
1 Excludes cash items in transit.
Note: Brokered deposits available through third party networks are not included above.

We obtain funds from the repayment and maturity of loans, deposit inflows, investment securities sales, maturities and paydowns, federal funds purchases, FHLB advances, other borrowings, and cash flow from operations.  Our primary uses of funds are the origination of loans, the purchase of investment securities, withdrawals of deposits, maturity of certificates of deposit, repayment of borrowings, dividends to common stockholders, and operating expenses.

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

Our cash and cash equivalents increased $77.7 million in the first nine months of 2023. The most significant sources of liquidity during the first nine months of 2023 were proceeds from principal paydowns and maturities of investment securities of $87.8 million, proceeds from the sales of $82.7 million of available-for-sale securities and the remaining Visa Inc. Class B restricted common stock in the third quarter, and $34.9 million in net cash provided by operating activities. Refer to the Consolidated Statement of Cash Flows in this Form 10-Q for additional information on our sources and uses of liquidity. Management anticipates that our current strong liquidity position, as detailed in this report, and contingent funding sources outlined in the table above are adequate to support our operational needs.

Significant uses of liquidity during 2023 were $129.7 million in net withdrawals of deposits and $12.1 million in cash dividends paid on common stock to our shareholders.

Unfunded loan commitments, as discussed in Note 8 to the Consolidated Financial Statements in this Form 10-Q, totaled $510.2 million at September 30, 2023. We expect to fund these commitments to the extent utilized primarily through the repayment of existing loans, principal paydowns of investment securities, and liquid assets.

Over the next twelve months, $210.2 million of time deposits will mature. We expect to replace these funds with new deposits or excess liquidity. We believe our emphasis on local deposits, combined with our immediately available funding sources, provides a very stable base for our liquidity needs.

We had borrowings under our credit facilities of $120.0 million at September 30, 2023, and $112.0 million at December 31, 2022, as discussed in Note 6 to the Consolidated Financial Statements in ITEM 1 of this report.

Because Bancorp is a holding company and does not conduct regular banking operations, its primary sources of liquidity are dividends from the Bank. Under the California Financial Code, payment of a dividend from the Bank to Bancorp without advance regulatory approval is restricted to the lesser of the Bank’s retained earnings or the amount of the Bank’s net profits from the previous three fiscal years less the amount of dividends paid during that period. The primary uses of funds for Bancorp are shareholder dividends and ordinary operating expenses.  Bancorp held $11.5 million in cash at September 30, 2023 and management anticipates that there will be sufficient earnings at the Bank to provide dividends to Bancorp to meet its funding requirements for the foreseeable future.

Page-44

Statement Regarding use of Non-GAAP Financial Measures
Results for 2022 were impacted by costs associated with our 2021 acquisition of American River Bankshares, which we considered immaterial to discuss in this report. For additional information regarding the impact of non-GAAP adjustments to our third quarter and year-to-date 2022 performance measures, refer to Form 10-Q filed on November 8, 2022.

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

Reconciliation of GAAP and Non-GAAP Financial Measures

(in thousands, unaudited)		September 30, 2023	December 31, 2022
Tangible Common Equity - Bancorp
Total stockholders' equity		$418,618	412,092
Goodwill and core deposit intangible		(76,850)	(77,870)
Total TCE	a	341,768	334,222
Unrealized losses on HTM securities, net of tax [1]		(107,011)	(89,432)
TCE, net of unrealized losses on HTM securities (non-GAAP)	b	$234,757	244,790
Total assets		$4,035,549	4,147,464
Goodwill and core deposit intangible		(76,850)	(77,870)
Total tangible assets	c	3,958,699	4,069,594
Unrealized losses on HTM securities, net of tax [1]		(107,011)	(89,432)
Total tangible assets, net of unrealized losses on HTM securities (non-GAAP)	d	$3,851,688	3,980,162
Bancorp TCE ratio	a / c	8.6%	8.2%
Bancorp TCE ratio, net of unrealized losses on HTM securities (non-GAAP)	b / d	6.1%	6.2%
1 Net unrealized losses on held-to-maturity securities as of September 30, 2023 and December 31, 2022 of $151.9 million and $127.0, respectively, as shown in Note 4, net of an estimated $44.9 million and $37.5, respectively, in deferred tax benefits based on a blended state and federal statutory tax rate of 29.56%.

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

From time to time, we enter into interest rate swap contracts to mitigate the changes in the fair value of selected investment securities and specified long-term fixed-rate loans and firm commitments to enter into long-term fixed-rate loans caused by changes in interest rates. See Note 9 to the Consolidated Financial Statements in this Form 10-Q.

ALCO and the Board of Directors review our exposure to interest rate risk at least quarterly. We use simulation models to measure interest rate risk and to evaluate strategies to improve profitability in the context of policy guidelines. A simplified statement of condition is prepared on a quarterly basis as a starting point, using instrument level data of our actual loans, investments, borrowings and deposits as inputs. If potential changes to net equity
Page-45

value and net interest income resulting from hypothetical interest rate changes are not within the limits established by the Board of Directors, management may adjust the asset and liability mix to bring the risk position within approved limits or take other actions. Governing policies are subject to review by regulators and are updated to incorporate their observations and to adapt to changes in idiosyncratic and systemic risks. At September 30, 2023, interest rate risk was within policy guidelines established by ALCO and the Board. One set of interest rates modeled and evaluated against flat interest rates and a static balance sheet is a series of immediate parallel shifts in the yield curve. Our most recent analysis of our interest rate sensitivity is provided in the following table as an example rather than an expectation of likely interest rate movements.

Immediate and Parallel Shift in Interest Rates (in basis points)	Estimated Change in Net Interest Income in Year 1, as percent of Net Interest Income	Estimated Change in Net Interest Income in Year 2, as percent of Net Interest Income
up 400	(0.4)%	4.2%
up 300	(0.4)%	3.0%
up 200	(0.3)%	1.8%
up 100	—%	1.3%
down 100	1.2%	(1.3)%
down 200	3.6%	(0.4)%
down 300	6.1%	—%
down 400	7.0%	(1.4)%

Interest rate sensitivity is a function of the repricing characteristics of our assets and liabilities. The Bank runs a combination of scenarios and sensitivities in its attempt to capture the range of interest rate risk including the simulations mentioned above. As with any simulation model or other method of measuring interest rate risk, limitations are inherent in the process and dependent on assumptions. For example, lower deposit growth than modeled may cause the Bank to increase its borrowing position, thereby increasing its liability sensitivity. Additionally, assets and liabilities may react differently to changes in market interest rates in terms of both timing and responsiveness to market rate movements. Important deposit modeling assumptions include the speed of deposit run-off and the amount by which interest-bearing deposit rates increase or decrease when market interest rates change, otherwise known as the deposit beta. The above tables reflect deposit betas of up to 45%, averaging 36%, to rates paid on non-maturity interest-bearing deposits in rising rate scenarios. The actual rates and timing of prepayments on loans and investment securities could vary significantly from the assumptions applied in the various scenarios. Lastly, uneven changes in different tenors of U.S. Treasury rates that result in changes to the shape of the yield curve could produce different results from those presented in the table. Accordingly, the results presented should not be relied upon as indicative of actual results in the event of changing market interest rates.

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

Page-46

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2023, there were no significant changes that materially affected, or were reasonably likely to affect, our internal control over financial reporting. The term internal control over financial reporting, as defined by Rule 15d-15(f) of the Act, is a process designed by, or under the supervision of, the issuer's principal executive and principal financial officers, or persons performing similar functions, and effected by the issuer's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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
Recent Negative Developments Affecting the Banking Industry and Resulting Media Coverage Have Eroded Customer and Investor Confidence in the Banking System

High-profile 2023 bank failures involving Silicon Valley Bank and Signature Bank in the first quarter, and First Republic Bank in the second quarter, as well as media and market coverage of the Bay Area economy and local financial institutions, have generated significant market volatility among publicly traded bank holding companies and, in particular, regional and community banks like the Company. These market developments have negatively impacted customer confidence in the safety and soundness of regional and community banks. As a result, customers may choose to maintain deposits with larger financial institutions or invest in higher yielding short-term fixed income securities, all of which could materially adversely impact the Company’s liquidity, loan funding capacity, net interest margin, capital and results of operations. Additionally, these recent events have, and could continue to, adversely impact the market price and volatility of the Company’s common stock independent from the Company’s actual underlying financial performance.

Rising Interest Rates Have Decreased the Value of the Company’s Held-To-Maturity and Available-for-Sale Securities Portfolio, and the Company Would Realize Losses if It Were Required to Sell Such Securities to Meet Liquidity Needs

Because of inflationary pressures and the resulting rapid increases in interest rates over the last year, the trading value of previously issued government and other fixed income securities has declined significantly. These securities make up a majority of the securities portfolio of most banks in the U.S., including the Company’s, resulting in unrealized losses embedded in the held-to-maturity portion of U.S. banks’ securities portfolios and unrealized losses on available-for-sale securities reflected in the Company’s accumulated other comprehensive income. While it is not our intention to sell securities at a net loss, we may do so in the normal course of business as a source of liquidity or to reposition the balance sheet for strategic purposes as was done in the third quarter of 2023. If the Company were to sell additional securities in an unrealized loss position, it may incur losses that could impair the Company’s capital, financial condition, and results of operations and may require the Company to raise additional capital on unfavorable terms, thereby negatively impacting its profitability.

Any Regulatory Examination Scrutiny or New Regulatory Requirements Arising From the Recent Events in the Banking Industry Could Increase the Company’s Expenses and Affect the Company’s Operations

Page-47

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
Page-48

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
Page-49

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bank of Marin Bancorp
(registrant)

November 8, 2023	/s/ Timothy D. Myers
Date	Timothy D. Myers
President and Chief Executive Officer
(Principal Executive Officer)

November 8, 2023	/s/ Tani Girton
Date	Tani Girton
Executive Vice President &
Chief Financial Officer
(Principal Financial Officer)

November 8, 2023	/s/ David A. Merck
Date	David A. Merck
First Vice President & Controller
(Principal Accounting Officer)

Page-50